Form 10-Q/A
period 2005-09-30
MERCER INTERNATIONAL INC.
filed 2006-03-14
CIK 1333274

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
(Amendment No. 2)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________
Commission File No.: 000-09409
MERCER INTERNATIONAL INC.
(Exact name of Registrant as specified in its charter)

Washington	47-0956945
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)
Suite 2840, 650 West Georgia Street, Vancouver, British Columbia, Canada, V6B 4N8
(Address of office)
(604) 684-1099
(Registrant’s telephone number, including area code)
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES ☑ NO ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
The Registrant had 33,169,140 shares of beneficial interest outstanding as at November 8, 2005.

Explanatory Note
This Quarterly Report on Form 10-Q/A amends the registrant’s Quarterly Report on Form 10-Q/A dated November 25, 2005 (“Amendment No. 1”) for the quarterly period ended September 30, 2005 to make adjustments identified by the registrant to its consolidated statement of cash flows for the nine month period ended September 30, 2005 as follows:
(i)	under Cash Flows from (used in) Financing Activities to add an item titled “Proceeds from minority shareholders €5,463”;
(ii)	under Cash Flows from (used in) Financing Activities to increase the “Net Cash from financing activities” to €134,210 from €128,747; and
(iii)	to reduce the “Effect of exchange rate changes on cash and cash equivalents” to €8,097 from €13,560
Corresponding changes have been made in the registrant’s MD&A in the paragraph under “Liquidity and Capital Resources — Financing Activities” on page 23 of this Form 10-Q/A. The registrant has also included Note 11 in the notes to the consolidated financial statements included herein relating to the amendments.
All other financial and other information in Amendment No. 1 for the reported periods, including the consolidated balance sheets, the consolidated statements of operations, revenues, costs and expenses, income (loss) from operations, Operating EBITDA, net loss, net loss per share, retained earnings (deficit) and shareholders equity, remain unchanged.
This Form 10-Q/A does not reflect events occurring after the filing of the original Form 10-Q, or modify or update the disclosure therein in any way other than as required to reflect the amendments set forth herein. Pursuant to SEC rules, included as Exhibits 31.1, 31.2, 32.1 and 32.2 to this Form 10-Q/A are currently dated certifications of the Company’s Chief Executive Officer and Chief Financial Officer.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
MERCER INTERNATIONAL INC.
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005
(Unaudited)
FORM 10-Q/A
QUARTERLY REPORT — PAGE 2

MERCER INTERNATIONAL INC.
CONSOLIDATED BALANCE SHEETS
As at September 30, 2005 and December 31, 2004
(Unaudited)
(Euros in thousands)

	September 30,	December 31,
	2005	2004
ASSETS
Current Assets
Cash and cash equivalents	€89,039	€49,568
Cash restricted	7,646	45,295
Receivables	75,696	54,687
Inventories	85,678	52,898
Prepaid expenses and other	6,446	4,961

Total current assets	264,505	207,409

Long-Term Assets
Cash restricted	24,537	47,538
Property, plant and equipment	1,031,879	936,035
Investments	4,664	5,079
Deferred note issuance and other costs	8,903	5,069
Deferred income tax	74,749	54,519

	1,144,732	1,048,240

Total assets	€1,409,237	€1,255,649

LIABILITIES
Current Liabilities
Accounts payable and accrued expenses	€94,702	€56,542
Construction costs payable	1,088	65,436
Debt, current portion	37,135	107,090

Total current liabilities	132,925	229,068

Long-Term Liabilities
Debt, less current portion	923,144	777,272
Unrealized foreign exchange rate derivative losses	49,346	—
Unrealized interest rate derivative losses	90,637	75,471
Pension and other post-retirement benefit obligations	17,008	—
Capital leases and other	9,562	9,035
Deferred income tax	7,650	2,062

	1,097,347	863,840

Total liabilities	1,230,272	1,092,908
Minority Interest	—	—
SHAREHOLDERS’ EQUITY
Shares of beneficial interest	181,600	83,397
Additional paid-in capital, stock options	14	14
Retained earnings (deficit)	(18,197)	69,176
Accumulated other comprehensive income	15,548	10,154

Total shareholders’ equity	178,965	162,741

Total liabilities and shareholders’ equity	€1,409,237	€1,255,649

The accompanying notes are an integral part of these financial statements.
FORM 10-Q/A
QUARTERLY REPORT — PAGE 3

MERCER INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For Nine Months Ended September 30, 2005 and 2004
(Unaudited)
(Euros in thousands, except for loss per share)

	2005	2004
Revenues	€376,430	€148,011

Costs and expenses:
Cost of sales	350,185	127,859
General and administrative expenses	22,399	21,108
Gain on sale of emission credits	(12,353)	—
Impairment of capital assets	—	6,000
Flooding losses and expenses, less grant income	—	669

Total costs and expenses	360,231	155,636

Income (loss) from operations	16,199	(7,625)

Other income (expense):
Interest expense	(63,320)	(9,554)
Investment income	1,594	1,679
Realized loss on derivative financial instruments	(2,455)	—
Unrealized loss on derivative financial instruments	(67,804)	(1,077)
Unrealized foreign exchange loss on debt	(1,591)	—
Impairment of investments	(1,699)	—

Total other income (expense)	(135,275)	(8,952)

Loss before income taxes and minority interest	(119,076)	(16,577)
Income tax benefit	14,627	37

Loss before minority interest	(104,449)	(16,540)
Minority interest	17,076	3,936

Net loss	(87,373)	(12,604)

Retained earnings, beginning of period	69,176	49,196

Retained earnings (deficit), end of period	€(18,197)	€36,592

Loss per share
Basic and diluted	€(2.86)	€(0.73)

The accompanying notes are an integral part of these financial statements.
FORM 10-Q/A
QUARTERLY REPORT — PAGE 4

MERCER INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For Three Months Ended September 30, 2005 and 2004
(Unaudited)
(Euros in thousands, except for loss per share)

	2005	2004
Revenues	€148,928	€47,360

Costs and expenses:
Cost of sales	140,018	39,231
General and administrative expenses	7,083	6,880
Gain on sale of emission credits	(6,065)	—
Impairment of capital assets	—	6,000

Total costs and expenses	141,036	52,111

Income (loss) from operations	7,892	(4,751)

Other income (expense):
Interest expense	(21,911)	(4,200)
Investment income	613	215
Realized loss on derivative financial instruments	(284)	—
Unrealized gain (loss) on derivative financial instruments	3,335	(8,105)
Unrealized foreign exchange gain on debt	5,918	—

Total other income (expense)	(12,329)	(12,090)

Loss before income taxes and minority interest	(4,437)	(16,841)
Income tax (provision) benefit	(6,785)	236

Loss before minority interest	(11,222)	(16,605)
Minority interest	5,667	6,726

Net loss	(5,555)	(9,879)

Retained earnings (deficit), beginning of period	(12,642)	46,471

Retained earnings (deficit), end of period	€(18,197)	€36,592

Loss per share
Basic and diluted	€(0.17)	€(0.57)

The accompanying notes are an integral part of these financial statements.
FORM 10-Q/A
QUARTERLY REPORT — PAGE 5

MERCER INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
For Nine Months Ended September 30, 2005 and 2004
(Unaudited)
(Euros in thousands)

	2005	2004
Net loss	€(87,373)	€(12,604)

Other comprehensive income (loss):
Foreign currency translation adjustments	4,418	313
Pension plan additional minimum liability	412	—
Unrealized gains on securities
Unrealized holding gains (losses) arising during the period	564	(269)

Other comprehensive income	5,394	44

Total comprehensive loss	€(81,979)	€(12,560)

The accompanying notes are an integral part of these financial statements.
FORM 10-Q/A
QUARTERLY REPORT — PAGE 6

MERCER INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
For Three Months Ended September 30, 2005 and 2004
(Unaudited)
(Euros in thousands)

	2005	2004
Net loss	€(5,555)	€(9,879)

Other comprehensive income (loss):
Foreign currency translation adjustments	3,300	(2,039)
Pension plan minimum additional liability	412	—
Unrealized gains on securities
Unrealized holding gains (losses) arising during the period	259	(19)

Other comprehensive income (loss)	3,971	(2,058)

Total comprehensive loss	€(1,584)	€(11,937)

The accompanying notes are an integral part of these financial statements.
FORM 10-Q/A
QUARTERLY REPORT — PAGE 7

MERCER INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For Nine Months Ended September 30, 2005 and 2004
(Unaudited)
(Euros in thousands)

	2005	2004
	(As restated — see Note 11)
Cash Flows from (used in) Operating Activities:
Net loss	€(87,373)	€(12,604)
Adjustments to reconcile net loss to cash flows from operating activities
Unrealized losses on derivatives	67,804	1,077
Depreciation and amortization	39,599	17,217
Unrealized foreign exchange loss on debt	1,591	—
Impairment of capital assets	—	6,000
Impairment of investments and securities	1,699	—
Minority interest	(17,076)	(3,936)
Deferred income taxes	(14,642)	—
Stock compensation expense	330	690
Other	144	1,139

Changes in current assets and liabilities
Receivables	(20,428)	(2,056)
Inventories	(9,581)	(35,825)
Accounts payable and accrued expenses	33,765	26,331
Other	(1,435)	782

Net cash used in operating activities	(5,603)	(1,185)

Cash Flows from (used in) Investing Activities:
Cash restricted	60,650	(17,517)
Purchase of property, plant and equipment	(11,275)	(241,825)
Acquisition of Celgar pulp mill	(146,608)	—
Sale of available-for-sale securities	—	1,161
Other	—	115

Net cash used in investing activities	(97,233)	(258,066)

Cash Flows from (used in) Financing Activities:
Increase (decrease) in construction costs payable	(64,348)	118,196
Proceeds from borrowings of notes payable and debt	311,792	126,000
Proceeds from minority shareholders	5,463	—
Repayment of notes payable and debt	(261,691)	(21,886)
Proceeds from investment grants	78,595	28,710
Repayment of capital lease obligations	(2,930)	(1,781)
Issuance of shares of beneficial interest	67,329	582

Net cash from financing activities	134,210	249,821

Effect of exchange rate changes on cash and cash equivalents	8,097	80

Net increase (decrease) in cash and cash equivalents	39,471	(9,350)
Cash and cash equivalents, beginning of period	49,568	51,993

Cash and cash equivalents, end of period	€89,039	€42,643

The accompanying notes are an integral part of these financial statements.
FORM 10-Q/A
QUARTERLY REPORT — PAGE 8

MERCER INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR NINE MONTHS ENDED SEPTEMBER 30, 2005
(Unaudited)
(Euros in thousands, except for shares and per share data)
Note 1. Basis of Presentation
The interim period consolidated financial statements contained herein include the accounts of Mercer International Inc. (“Mercer Inc.”) and its wholly-owned and majority-owned subsidiaries (collectively, the “Company”).
The interim period consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such SEC rules and regulations. The interim period consolidated financial statements should be read together with the audited consolidated financial statements and accompanying notes included in the Company’s latest annual report on Form 10-K for the fiscal year ended December 31, 2004. In the opinion of the Company, the unaudited consolidated financial statements contained herein contain all adjustments necessary to present a fair statement of the results of the interim periods presented. The results for the periods presented herein may not be indicative of the results for the entire year.
In June 2005, the FASB ratified EITF Issue No. 05-5 (“EITF 05-5”), “Accounting for Early Retirement or Postemployment Programs with Specific Features (such as Terms Specified in Altersteilzeit Early Retirement Arrangements)”. Under an Altersteilzeit (ATZ) Early Retirement Program (Type I and Type II) or an arrangement with the same terms, salary payments should be recognized ratably over the portion of the ATZ period when the employee is providing active services (the “active service period”). Accruals for the termination benefit under Type II should be accrued ratably from the date the employee signs the ATZ contract to the end of the active service period. EITF 05-5 will become effective for reporting periods beginning after December 15, 2005. Management is analyzing the requirements of EITF 05-5 and believes that its adoption will not have any significant impact on the Company’s financial position, results of operations or cash flows.
FORM 10-Q/A
QUARTERLY REPORT — PAGE 9

MERCER INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR NINE MONTHS ENDED SEPTEMBER 30, 2005
(Unaudited)
(Euros in thousands, except for shares and per share data)
Note 2. Stock-Based Compensation
The Company has stock-based compensation plans, which are described more fully in the Company’s annual report on Form 10-K for the year ended December 31, 2004. The Company accounts for the plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. The following tables illustrate the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation.

	Nine Months Ended September 30,
	2005	2004
Net Loss
As reported	€(87,373)	€(12,604)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of any related tax effects	(51)	(31)

Pro forma	€(87,424)	€(12,635)

Basic and Diluted Loss Per Share
As reported	€(2.86)	€(0.73)

Pro forma	€(2.86)	€(0.73)

	Three Months Ended September 30,
	2005	2004
Net Loss
As reported	€(5,555)	€(9,879)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of any related tax effects	(30)	(2)

Pro forma	€(5,585)	€(9,881)

Basic and Diluted Loss Per Share
As reported	€(0.17)	€(0.57)

Pro forma	€(0.17)	€(0.57)

Pursuant to the Company’s 2004 Stock Incentive Plan, in June 2005, an aggregate of 10,000 restricted shares of beneficial interest were issued to four independent trustees of the Company, which vest in June 2006. This resulted in a total expense of €60, which will be amortized over the period to June 2006.
In the third quarter of 2005, an aggregate of 105,685 restricted shares of beneficial interest were issued to a trustee and certain officers of the Company. These shares generally vest between July 2005 and September 2007. This resulted in a total expense of €671, of which €222 was charged to net loss immediately and the remaining amount will be amortized over the period to September 2007.
FORM 10-Q/A
QUARTERLY REPORT — PAGE 10

MERCER INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR NINE MONTHS ENDED SEPTEMBER 30, 2005
(Unaudited)
(Euros in thousands, except for shares and per share data)
Note 3. Income (Loss) Per Share
Basic income (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of shares outstanding during a period. Diluted income (loss) per share takes into consideration shares outstanding (computed under basic earnings (loss) per share) and potentially dilutive shares. The following table sets out the computation of basic loss per share for the nine and three months ended September 30, 2005 and 2004, respectively:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Loss from continuing operations — basic	€(87,373)	€(12,604)	€(5,555)	€(9,879)
Interest on convertible notes, net of tax	—	—	—	—

Loss from continuing operations — diluted	€(87,373)	€(12,604)	€(5,555)	€(9,879)

Weighted average number of common shares outstanding:
Basic	30,557,409	17,256,894	33,092,853	17,324,229
Effect of dilutive shares:
Stock options and awards	—	—	—	—
Convertible notes	—	—	—	—

Diluted	30,557,409	17,256,894	33,092,835	17,324,229

Loss from continuing operations per share:
Basic	€(2.86)	€(0.73)	€(0.17)	€(0.57)

Diluted	€(2.86)	€(0.73)	€(0.17)	€(0.57)

For the nine and three months ended September 30, 2005 and 2004, respectively, options and convertible notes were not included in the computation of diluted loss per share because they were anti-dilutive.
FORM 10-Q/A
QUARTERLY REPORT — PAGE 11

MERCER INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR NINE MONTHS ENDED SEPTEMBER 30, 2005
(Unaudited)
(Euros in thousands, except for shares and per share data)
Note 4. Acquisition of the Celgar Mill and Related Financings
Acquisition
On February 14, 2005, the Company completed its acquisition of the Celgar NBSK pulp mill. The aggregate consideration for the acquisition was €177,422, which included €142,940 in cash, acquisition related expenditures of €3,668 and €30,814 was paid in shares of beneficial interest of the Company as more fully described below. The results of the Celgar mill are included in the consolidated statement of operations since the acquisition date.
The preliminary estimated allocation of the purchase price is summarized below and may be adjusted when additional information on asset and liability valuations becomes available.

Purchase price:
Cash (including defined working capital)	€142,940
Equity — shares of beneficial interest	30,814
Estimated acquisition costs	3,668

€177,422

Net assets acquired:
Receivables	€32
Inventories	19,969
Prepaids and other assets	616
Property, plant and equipment	175,096
Accrued expenses and other liabilities	(4,103)
Pension plan and post-retirement benefits obligation	(14,188)

€177,422

In October 2005, our wholly owned subsidiary, Zellstoff Celgar Limited, received a re-assessment for real property transfer tax payable in British Columbia, Canada, in the amount of approximately €3.5 million in connection with the transfer of the land where the Celgar mill is situated. The Company is contesting the assessment and the amount, if any, that may be payable in connection therewith is not yet determinable. Any additional amount paid in connection with the re-assessment will increase the cost basis of the assets acquired and will not affect earnings.
FORM 10-Q/A
QUARTERLY REPORT — PAGE 12

MERCER INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR NINE MONTHS ENDED SEPTEMBER 30, 2005
(Unaudited)
(Euros in thousands, except for shares and per share data)
Note 4. Acquisition of the Celgar Mill and Related Financings (cont’d)
Financings
In connection with the acquisition, in February 2005, the Company issued an aggregate of 4,210,526 shares of beneficial interest by way of private placement at a price of US$9.50 per share as part of the consideration for the acquisition of the Celgar mill. In addition, in February 2005, the Company issued US$310,000 of 9.25% senior unsecured notes due 2013 and an aggregate of 10,768,700 shares of beneficial interest at a price of US$8.50 per share by way of separate public offerings. The Company used the net proceeds from such public offerings to pay the cash portion of the purchase price for the Celgar pulp mill, to repay all of the bank indebtedness of its Rosenthal pulp mill and for working capital.
In February 2005, the Company also entered into a €23,132 (US$30,000) revolving working capital facility for the Celgar pulp mill and a €40,000 revolving term credit facility for its Rosenthal pulp mill. As at September 30, 2005, the Company had drawn a total of €16.7 million against these facilities.
Pro Forma Financial Summary (Unaudited)
The following pro forma financial summary is presented as if the acquisition of the Celgar pulp mill was completed as of January 1, 2004. The pro forma combined results are not necessarily indicative of the actual results that would have occurred had the acquisition been consummated on those dates, or of the future operations of the combined entities.

	Nine Months Ended
	September 30,
	2005	2004
Total revenues	€398,153	€279,972
Net income (loss)	€(96,192)	€(15,784)
Income (loss) from continuing operations per share:
Basic and diluted	€(2.91)	€(0.49)
Note 5. Business Segment Information
The Company operates in two reportable business segments: pulp and paper. The segments are managed separately because each business requires different production and marketing strategies. The results of the Celgar mill presented below are from the date of its acquisition on February 14, 2005.
FORM 10-Q/A
QUARTERLY REPORT — PAGE 13

MERCER INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR NINE MONTHS ENDED SEPTEMBER 30, 2005
(Unaudited)
(Euros in thousands, except for shares and per share data)
Note 5. Business Segment Information (cont’d)
Summarized financial information concerning the segments is shown in the following table:

						Corporate,
	Rosenthal	Celgar(1)	Stendal	Total		Other and	Consolidated
	Pulp	Pulp	Pulp	Pulp	Paper	Eliminations	Total
Nine Months Ended September 30, 2005
Sales to external customers	€103,058	€97,458	€128,919	€329,435	€46,995	€—	€376,430
Intersegment net sales	—	—	4,679	4,679	—	(4,679)	—

	103,058	97,458	133,598	334,114	46,995	(4,679)	376,430

Operating costs	73,146	86,438	112,739	272,323	44,879	(5,879)	311,323
Depreciation and amortization	10,173	7,083	20,179	37,435	592	835	38,862
General and administrative	5,441	5,285	3,120	13,846	3,720	4,833	22,399
Emission credits	(4,402)	—	(7,951)	(12,353)	—	—	(12,353)

	84,358	98,806	128,087	311,251	49,191	(211)	360,231

Income (loss) from operations	18,700	(1,348)	5,511	22,863	(2,196)	(4,468)	16,199
Interest expense							(63,320)
Investment income							1,594
Derivative financial instruments, net							(70,259)
Foreign exchange loss on debt							(1,591)
Impairment of investments							(1,699)

							(135,275)

Loss before income taxes and minority interest							€(119,076)

Segment assets	€341,732	€251,918	€787,388	€1,381,038	€22,783	€5,416	€1,409,237

Nine Months Ended September 30, 2004
Sales to external customers	€106,013	€—	€600	€106,613	€41,398	€—	€148,011
Intersegment net sales	1,822	—	—	1,822	—	(1,822)	—

	107,835	—	600	108,435	41,398	(1,822)	148,011

Operating costs	72,705	—	509	73,214	39,686	(1,742)	111,158
Depreciation and amortization	14,166	—	795	14,961	1,740	—	16,701
General and administrative	7,960	—	6,645	14,605	3,886	2,617	21,108
Impairment of assets	—	—	—	—	6,000	—	6,000
Flooding grants, less losses and expenses	—	—	—	—	669	—	669

	94,831	—	7,949	102,780	51,981	875	155,636

Income (loss) from operations	13,004	—	(7,349)	5,655	(10,583)	(2,697)	(7,625)
Interest expense							(9,554)
Investment and other income							1,679
Derivative financial instruments, net							(1,077)

Loss before income taxes and minority interest							€(16,577)

Segment assets	€384,764	€—	€773,081	€1,157,845	€31,699	€3,183	€1,192,727

(1)	The results of the Celgar pulp mill are from the date of its acquisition on February 14, 2005.
FORM 10-Q/A
QUARTERLY REPORT — PAGE 14

MERCER INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR NINE MONTHS ENDED SEPTEMBER 30, 2005
(Unaudited)
(Euros in thousands, except for shares and per share data)
Note 5. Business Segment Information (cont’d)

						Corporate,
	Rosenthal	Celgar(1)	Stendal	Total		Other and	Consolidated
	Pulp	Pulp	Pulp	Pulp	Paper	Eliminations	Total
Three Months Ended September 30, 2005
Sales to external customers	€37,122	€48,978	€47,313	€133,413	€15,532	€—	€148,928
Intersegment net sales	—	—	1,339	1,339	—	(1,339)	—

	37,122	48,978	48,652	134,752	15,515	(1,339)	148,928

Operating costs	25,741	45,884	41,193	112,818	15,278	(2,057)	126,039
Depreciation and amortization	3,543	2,986	6,725	13,254	213	512	13,979
General and administrative	1,631	2,448	1,443	5,522	1,158	403	7,083
Emission credits	(2,267)	—	(3,798)	(6,065)	—	—	(6,065)

	28,648	51,318	45,563	125,529	16,649	(1,142)	141,036

Income (loss) from operations	8,474	(2,340)	3,089	9,223	(1,134)	(197)	7,892

Interest expense							(21,911)
Investment income							613
Derivative financial instruments, net							3,051
Foreign exchange gain on debt							5,918

							(12,329)

Loss before income taxes and minority interest							€(4,437)

Three Months Ended September 30, 2004
Sales to external customers	€34,982	€—	€(327)	€34,655	€12,705	€—	€47,360
Intersegment net sales	643	—	—	643	—	(643)	—

	35,625	—	(327)	35,298	12,705	(643)	47,360

Operating costs	23,580	—	509	24,089	12,473	(1,425)	35,137
Depreciation and amortization	3,030	—	783	3,813	599	(318)	4,094
General and administrative	3,324	—	1,197	4,521	1,243	1,116	6,880
Impairment of assets	—	—	—	—	6,000	—	6,000
Flooding grants, less losses and expenses	—	—	—	—	—	—	—

	29,934	—	2,489	32,423	20,315	(627)	52,111

Income (loss) from operations	5,691	—	(2,816)	2,875	(7,610)	(16)	(4,751)
Interest expense							(4,200)
Investment and other income							215
Derivative financial instruments, net							(8,105)

							(12,090)

Loss before income taxes and minority interest							€(16,841)

(1)	The results of the Celgar pulp mill are from the date of its acquisition on February 14, 2005.
FORM 10-Q/A
QUARTERLY REPORT — PAGE 15

MERCER INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR NINE MONTHS ENDED SEPTEMBER 30, 2005
(Unaudited)
(Euros in thousands, except for shares and per share data)
Note 6. Inventories

	September 30, 2005	December 31, 2004
Raw materials	€50,716	€38,679
Work in process and finished goods	34,962	14,219

	€85,678	€52,898

Note 7. Pension and Other Post-Retirement Plans
The newly acquired Celgar pulp mill (see Note 4) maintains defined benefit pension plans and post-retirement benefit plans for certain employees. Pension expense is based on estimates from the Company’s actuary. Pension contributions for the period from acquisition to September 30, 2005 and for the 2005 third quarter totaled €994 and €502, respectively. As the mill was acquired in 2005, there are no comparative amounts included in the quarter ended September 30, 2004.

	Nine Months Ended September 30, 2005
	Pension Benefits	Post-Retirement Benefits
Service cost	€420	€183
Interest cost	826	402
Expected return on plan assets	(808)	—

Net periodic benefit cost	€438	€585

	Three Months Ended September 30, 2005
	Pension Benefits	Post-Retirement Benefits
Service cost	€175	€76
Interest cost	345	168
Expected return on plan assets	(337)	—

Net periodic benefit cost	€183	€244

FORM 10-Q/A
QUARTERLY REPORT — PAGE 16

MERCER INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR NINE MONTHS ENDED SEPTEMBER 30, 2005
(Unaudited)
(Euros in thousands, except for shares and per share data)
Note 8. Derivatives Transactions

	Nine Months Ended September 30,
	2005	2004
Realized loss on derivative financial instruments	€(2,455)	€—

Unrealized net loss on interest rate derivatives	€(15,165)	€(15,825)
Unrealized net gain (loss) on foreign exchange derivatives	(52,440)	14,748
Unrealized loss on natural gas forward supply contract	(199)	—

Unrealized gain (loss) on derivative financial instruments	€(67,804)	€(1,077)

	Three Months Ended September 30,
	2005	2004
Realized loss on derivative financial instruments	€(284)	€—

Unrealized net gain (loss) on interest rate derivatives	€5,310	€(14,110)
Unrealized net gain (loss) on foreign exchange derivatives	(1,944)	6,005
Unrealized loss on natural gas forward supply contract	(31)	—

Unrealized gain (loss) on derivative financial instruments	€(3,335)	€(8,105)

In addition to the derivatives reported in the Company’s annual report on Form 10-K for the year ended December 31, 2004, the Company entered into certain new derivative transactions in the first nine months of 2005.
In the first quarter of 2005, Stendal entered into foreign currency derivatives in order to swap approximately three-quarters of the long-term indebtedness outstanding under the Stendal mill’s project loan facility into U.S. dollars as follows: (i) approximately €306,300 was swapped into U.S. dollars at a rate of 1.2960 with a maturity in October 2017; and (ii) approximately €153,155 was swapped into U.S. dollars at a rate of 1.2990 with a maturity in October 2017. In the second quarter of 2005, Stendal entered into foreign currency derivatives in order to swap the balance of the long-term indebtedness under the Stendal mill’s project loan facility, being approximately €153,155, into U.S. dollars at a rate of 1.2799 with a maturity in October 2017. During the first quarter of 2005, Stendal entered into a $50,000 currency forward contract at a rate of 1.3108 with a maturity in February 2006 and a $25,000 currency forward at a rate of 1.3080 which matured in September 2005. During the second quarter of 2005, Stendal entered into a $25,000 currency forward contract at a rate of 1.2357 which also matured in September 2005. In the third quarter of 2005, Stendal entered into a $13,900 currency forward at a rate of 1.2048 with a maturity in October 2005. A net unrealized loss of €52,440 and €1,944 before minority interests was recorded in respect of these derivatives that were outstanding at the end of the nine and three months ended September 30, 2005, respectively. A net loss of €2,160 and €284 before minority interests was recorded in respect of such derivatives that matured in the nine and three months ended September 30, 2005, respectively.
FORM 10-Q/A
QUARTERLY REPORT — PAGE 17

MERCER INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR NINE MONTHS ENDED SEPTEMBER 30, 2005
(Unaudited)
(Euros in thousands, except for shares and per share data)
Note 9. European Union Emissions Trading Scheme
Beginning in 2005, the Company’s German operations are subject to the European Union Emissions Trading Scheme pursuant to which the Company’s German mills have been granted carbon emission certificates. The German mills estimate that they will have excess carbon emission credits in the current year. As a result, in the nine and three months ended September 30, 2005, the Company’s German pulp mills sold some of their emissions certificates for a gain of €12.4 million and €6.1 million, respectively, which contributed to income from operations. Emission credits are recorded at historical cost. If additional credits were required in excess of the amount held by the Company, then a liability would be accrued.
FORM 10-Q/A
QUARTERLY REPORT — PAGE 18

MERCER INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR NINE MONTHS ENDED SEPTEMBER 30, 2005
(Unaudited)
(Euros in thousands, except for shares and per share data)
Note 10. Restricted Group Supplemental Disclosure
The terms of the indenture governing our 9.25% senior unsecured notes requires that we provide the results of operations and financial condition of Mercer Inc. and our restricted subsidiaries under the indenture, collectively referred to as the “Restricted Group”. As at and during the nine and three months ended September 30, 2005, the Restricted Group was comprised of Mercer Inc., certain holding subsidiaries and Rosenthal, and the Celgar mill from the date of its acquisition on February 14, 2005. During the nine and three months ended September 30, 2004 and as at December 31, 2004, the Restricted Group was comprised of Mercer Inc., certain holding subsidiaries and Rosenthal, which was the only member of the Restricted Group with material operations during this period. We acquired the Celgar mill in February 2005 and, as a result, its operations for the nine and three months ended September 30, 2004 and financial condition at December 31, 2004 are not included for such periods. The Restricted Group excludes our paper operations and the Stendal mill.
Combined Condensed Balance Sheet

	September 30, 2005
	Restricted	Unrestricted			Consolidated
	Group	Subsidiaries		Eliminations	Group
	(As restated — see Note 11)	(As restated — see Note 11)
ASSETS
Current assets
Cash and cash equivalents	€52,566	€36,473		€—	€89,039
Cash restricted	—	7,646		—	7,646
Receivables	40,758	35,113		(175)	75,696
Inventories	50,875	34,803		—	85,678
Prepaid expenses and other	3,968	2,478		—	6,446

Total current assets	148,167	116,513		(175)	264,505
Cash restricted	—	24,537		—	24,537
Property, plant and equipment	401,311	631,228		(660)	1,031,879
Other	9,483	4,084		—	13,567
Deferred income tax	21,516	53,233		—	74,749
Due from unrestricted group	45,473	—		(45,473)	—

Total assets	€625,950	€829,595		€(46,308)	€1,409,237

LIABILITIES
Current liabilities
Accounts payable and accrued expenses	€36,128	€58,749		€(175)	€94,702
Construction costs payable	—	1,088		—	1,088
Debt, current portion	—	37,135		—	37,135

Total current liabilities	36,128	96,972		(175)	132,925

Debt, less current portion	342,221	580,923		—	923,144
Due to restricted group	—	45,473		(45,473)	—
Unrealized derivatives loss	—	139,983		—	139,983
Other	20,152	6,418		—	26,570
Deferred income tax	3,845	3,805		—	7,650

Total liabilities	402,346	873,574		(45,648)	1,230,272

SHAREHOLDERS’ EQUITY
Total shareholders’ equity	223,604	(43,979	) (1)	(660)	178,965

Total liabilities and shareholders’ equity	€625,950	€829,595		€(46,308)	€1,409,237

(1)	Shareholders’ equity does not include government grants received or receivable related to the Stendal mill. Shareholders’ equity is impacted by the unrealized non-cash marked to market valuation losses on derivative financial instruments.
FORM 10-Q/A
QUARTERLY REPORT — PAGE 19

MERCER INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR NINE MONTHS ENDED SEPTEMBER 30, 2005
(Unaudited)
(Euros in thousands, except for shares and per share data)
Note 10. Restricted Group Supplemental Disclosure (cont’d)
Combined Condensed Balance Sheet

	December 31, 2004
	Restricted	Unrestricted		Consolidated
	Group	Subsidiaries	Eliminations	Group
ASSETS
Current assets
Cash and cash equivalents	€45,487	€4,081	€—	€49,568
Cash restricted	—	45,295	—	45,295
Receivables	21,791	33,060	(164)	54,687
Inventories	13,911	38,987	—	52,898
Prepaid expenses and other	1,995	2,966	—	4,961

Total current assets	83,184	124,389	(164)	207,409
Cash restricted	28,464	19,074	—	47,538
Property, plant and equipment	213,678	722,394	(37)	936,035
Other	5,936	4,212	—	10,148
Deferred income tax	26,592	27,927	—	54,519
Due from unrestricted group	43,467	—	(43,467)	—

Total assets	€401,321	€897,996	€(43,668)	€1,255,649

LIABILITIES
Current liabilities
Accounts payable and accrued expenses	€19,615	€37,091	€(164)	€56,542
Construction costs payable	—	65,436	—	65,436
Debt, current portion	15,089	92,001	—	107,090

Total current liabilities	34,704	194,528	(164)	229,068
Debt, less current portion	224,542	552,730	—	777,272
Due to restricted group	—	43,467	(43,467)	—
Unrealized interest rate derivative	—	75,471	—	75,471
Other	1,878	7,157	—	9,035
Deferred income tax	1,719	343	—	2,062

Total liabilities	262,843	873,696	(43,631)	1,092,908

SHAREHOLDERS’ EQUITY
Total shareholders’ equity	138,478	24,300	(37)	162,741

Total liabilities and shareholders’ equity	€401,321	€897,996	€(43,668)	€1,255,649

FORM 10-Q/A
QUARTERLY REPORT — PAGE 20

MERCER INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR NINE MONTHS ENDED SEPTEMBER 30, 2005
(Unaudited)
(Euros in thousands, except for shares and per share data)
Note 10. Restricted Group Supplemental Disclosure (cont’d)
Combined Condensed Statement of Operations

	Nine Months Ended September 30, 2005
	Restricted	Unrestricted		Consolidated
	Group	Subsidiaries	Eliminations	Group
Revenues	€200,516	€175,914	€—	€376,430

Operating costs	158,384	152,939	—	311,323
Operating depreciation and amortization	17,431	20,771	660	38,862
General and administrative	15,559	6,840	—	22,399
Gain on sale of emission credits	(4,402)	(7,951)	—	(12,353)

	186,972	172,599	660	360,231

Income (loss) from operations	13,544	3,315	(660)	16,199

Other income (expense)
Interest expense	(23,918)	(41,351)	1,949	(63,320)
Investment income	2,313	1,230	(1,949)	1,594
Derivative financial instruments, net	(494)	(69,765)	—	(70,259)
Unrealized foreign exchange loss on debt	(1,591)	—	—	(1,591)
Impairment of investments	(1,699)	—	—	(1,699)

Total other expense	(25,389)	(109,886)	—	(135,275)

Loss before income taxes and minority interest	(11,845)	(106,571)	(660)	(119,076)
Income tax (provision) benefit	(7,867)	22,494	—	14,627

Loss before minority interest	(19,712)	(84,077)	(660)	(104,449)
Minority interest	—	17,076	—	17,076

Net loss	€(19,712)	€(67,001)	€(660)	€(87,373)

	Nine Months Ended September 30, 2004
	Restricted	Unrestricted		Consolidated
	Group	Subsidiaries	Eliminations	Group
Revenues	€107,835	€41,998	€(1,822)	€148,011

Operating costs	72,255	40,195	(1,292)	111,158
Operating depreciation and amortization	14,166	2,535	—	16,701
General and administrative	11,027	10,531	(450)	21,108
Impairment of assets	—	6,000	—	6,000
Flooding grants, less losses and expenses	—	669	—	669

	97,448	59,930	(1,742)	155,636

Income (loss) from operations	10,387	(17,932)	(80)	(7,625)

Other income (expense)
Interest expense	(11,174)	(2,309)	3,929	(9,554)
Investment income	2,534	(301)	(554)	1,679
Derivative financial instruments, net	(102)	(15,723)	—	(15,825)
Unrealized foreign exchange loss on debt	(173)	14,921	—	14,748

Total other expense	(8,915)	(3,412)	3,375	(8,952)

Loss before income taxes and minority interest	1,472	(21,344)	3,295	(16,577)
Income tax (provision) benefit	37	—	—	37

Loss before minority interest	1,509	(21,344)	3,295	(16,540)
Minority interest	—	3,936	—	3,936

Net income (loss)	€1,509	€(17,408)	€3,295	€(12,604)

FORM 10-Q/A
QUARTERLY REPORT — PAGE 21

MERCER INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR NINE MONTHS ENDED SEPTEMBER 30, 2005
(Unaudited)
(Euros in thousands, except for shares and per share data)
Note 10. Restricted Group Supplemental Disclosure (cont’d)
Combined Condensed Statement of Operations

	Three Months Ended September 30, 2005
	Restricted	Unrestricted		Consolidated
	Group	Subsidiaries	Eliminations	Group
Revenues	€86,100	€62,828	€—	€148,928

Operating costs	71,124	54,915	—	126,039
Operating depreciation and amortization	6,602	7,155	222	13,979
General and administrative	4,482	2,601	—	7,083
Gain on sale of emission credits	(2,267)	(3,798)	—	(6,065)

	79,941	60,873	222	141,036

Income (loss) from operations	6,159	1,955	(222)	7,892

Other income (expense)
Interest expense	(7,987)	(14,780)	856	(21,911)
Investment income	1,016	453	(856)	613
Derivative financial instruments, net	(31)	3,082	—	3,051
Unrealized foreign exchange gain on debt	5,918	—	—	5,918

Total other income (expense)	(1,084)	(11,245)	—	(12,329)

Income (loss) before income taxes and minority interest	5,075	(9,290)	(222)	(4,437)
Income tax (provision) benefit	(3,091)	(3,694)	—	(6,785)

Income (loss) before minority interest	1,984	(12,984)	(222)	(11,222)
Minority interest	—	5,667	—	5,667

Net income (loss)	€1,984	€(7,317)	€(222)	€(5,555)

	Three Months Ended September 30, 2004
	Restricted	Unrestricted		Consolidated
	Group	Subsidiaries	Eliminations	Group
Revenues	€35,625	€12,378	€(643)	€47,360

Operating costs	23,580	12,982	(1,425)	35,137
Operating depreciation and amortization	3,030	1,382	(318)	4,094
General and administrative	4,732	2,440	(292)	6,880
Impairment of assets	—	6,000	—	6,000

	31,342	22,804	(2,035)	52,111

Income (loss) from operations	4,283	(10,426)	1,392	(4,751)

Other income (expense)
Interest expense	(5,151)	(1,857)	2,808	(4,200)
Investment income	789	(87)	(487)	215
Derivative financial instruments, net	4,712	(14,157)	—	(9,445)
Unrealized foreign exchange gain on debt	285	1,055	—	1,340

Total other income (expense)	635	(15,046)	2,321	(12,090)

Income (loss) before income taxes and minority interest	4,918	(25,472)	3,713	(16,841)
Income tax (provision) benefit	236	—	—	236

Income (loss) before minority interest	5,154	(25,472)	3,713	(16,605)
Minority interest	—	6,726	—	6,726

Net income (loss)	€5,154	€(18,746)	€3,713	€(9,879)

FORM 10-Q/A
QUARTERLY REPORT — PAGE 22

MERCER INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR NINE MONTHS ENDED SEPTEMBER 30, 2005
(Unaudited)
(Euros in thousands, except for shares and per share data)
Note 11. Restatement
Subsequent to the issuance of the Company’s unaudited interim consolidated financial statements as at September 30, 2005, management identified the need for an adjustment to reported fixed asset additions, an offsetting adjustment to the effect of exchange rate changes on cash and cash equivalents in the Company’s unaudited interim consolidated statement of cash flows for the nine month period ended September 30, 2005 and a reclassification of a fixed asset allocation in the Company’s Restricted Group balance sheet as at September 30, 2005. Such amendments were reported in the Company’s Form 10-Q/A dated November 25, 2005 (“Amendment No. 1”).
Subsequent to the issuance of Amendment No. 1, management identified the need to amend the consolidated statements of cash flows for the nine-month period ended September 30, 2005 to reclassify an amount as “Proceeds from minority shareholders” and correspondingly increase the net cash from financing activities and reduce the effect of exchange rate changes on cash and cash equivalents. The following table presents the effect of such amendments to the Company’s consolidated statement of cash flows for the nine months ended September 30, 2005:

	For the Nine Months Ended
	September 30, 2005
	As Previously
	Reported	As adjusted
Cash Flows from (used in) Financing Activities:
Proceeds from minority shareholders	€—	€5,463
Net cash from financing activities	128,747	134,210
Effect of exchange rate changes on cash and cash equivalents	13,560	8,097
FORM 10-Q/A
QUARTERLY REPORT — PAGE 23

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
In this document: (i) unless the context otherwise requires, references to “we”, “our”, “us”, the “Company” or “Mercer” mean Mercer International Inc. and its subsidiaries; (ii) references to “Mercer Inc.” mean the Company excluding its subsidiaries; (iii) information is provided as of September 30, 2005, unless otherwise stated; (iv) all references to monetary amounts are to “Euros”, the lawful currency adopted by most members of the European Union, unless otherwise stated; (v) “€” refers to Euros and C$ refers to Canadian dollars; and (vi) “ADMTs” refers to air-dried metric tonnes.
The following discussion and analysis of our results of operations and financial condition for the nine and three months ended September 30, 2005 should be read in conjunction with our consolidated financial statements and related notes included in this quarterly report, as well as our most recent annual report on Form 10-K for the fiscal year ended December 31, 2004 filed with the Securities and Exchange Commission (the “SEC”). Certain reclassifications have been made to the prior period financial statements to conform with the current period presentation.
Results of Operations
On February 14, 2005, we completed the acquisition, referred to as the “Acquisition”, of the Celgar NBSK pulp mill and its results are included from the date of the Acquisition. In conjunction with the Acquisition, we publicly sold $310 million in principal amount of 9.25% senior notes maturing in 2013 and an aggregate of approximately $91 million of our shares of beneficial interest (including those issued upon the exercise of the underwriters’ over-allotment option) and refinanced all of the bank indebtedness of our Rosenthal mill. Effective upon the completion of the Acquisition, we also established two new revolving credit facilities for the Rosenthal and Celgar mills.
Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004
Selected sales data for the nine months ended September 30, 2005 and 2004 is as follows:

	Nine Months Ended September 30,
	2005	2004
	(ADMTs)
Sales Volume by Product Class
Pulp sales volume by mill:
Rosenthal	241,572	229,462
Celgar	325,419	—
Stendal	243,267	—

Total pulp sales volume(1)	810,258	229,462
Paper sales volume	51,406	47,501

Total sales volume(1)	861,664	276,963

FORM 10-Q/A
QUARTERLY REPORT — PAGE 24

	Nine Months Ended September 30,
	2005	2004
	(in thousands)
Revenues by Product Class
Pulp revenues by mill:
Rosenthal	€103,058	€106,013
Celgar	97,458	—
Stendal	128,919	600

Total pulp revenues(1)	329,435	106,613
Paper revenues	46,995	41,398

Total revenues(1)	€376,430	€148,011

(1)	Excluding intercompany sales volumes of 10,651 and 3,897 ADMTs of pulp and intercompany net sales revenues of approximately €4.8 million and €1.8 million in the nine months ended September 30, 2005 and 2004, respectively.
Selected production data for the nine months ended September 30, 2005 and 2004 is as follows:

	Nine Months Ended September 30,
	2005	2004
	(ADMTs)
Production by Product Class
Pulp production by mill:
Rosenthal	240,665	231,231
Celgar	289,868	—
Stendal	357,814	—

Total pulp production	888,347	231,231
Paper production	50,001	47,761

Total production	938,348	278,992

Revenues for the nine months ended September 30, 2005 increased to €376.4 million from €148.0 million in the comparative period of 2004, primarily because of higher pulp sales resulting from the inclusion of sales from our Stendal and Celgar mills. Pulp sales by volume were 810,258 ADMTs in the first nine months of 2005, compared to 229,462 ADMTs in the comparative period of 2004. In the nine months ended September 30, 2005, the Stendal and Celgar mills sold 568,686 ADMTs of NBSK pulp and had sales of €226.4 million.
Cost of sales and general, administrative and other expenses in the first nine months of 2005 increased to €360.2 million from €155.6 million in the comparative period of 2004, primarily as a result of the inclusion of production from our Stendal and Celgar mills. We commenced expensing all of the costs, including interest, relating to the Stendal mill effective September 2004, prior to which most of the costs, including interest, relating to the Stendal mill were capitalized during its construction.
For the first nine months of 2005, revenues from our pulp operations increased to €329.4 million from €106.6 million in the same period a year ago, primarily as a result of the inclusion of sales from our Stendal and Celgar mills. List prices for NBSK pulp in Europe were approximately €484 ($611) per ADMT in the first nine months of 2005, approximately €503 ($617) per ADMT in the first nine months of last year and approximately €487 ($613) in the second quarter of
FORM 10-Q/A
QUARTERLY REPORT — PAGE 25

2005. The decrease in NBSK pulp prices was partially offset by the strengthening of the U.S. dollar versus the Euro during the current period.
Pulp sales realizations decreased to €402 per ADMT on average in the first nine months of 2005 from €452 per ADMT in the first nine months of 2004, primarily as a result of lower price realizations of the Stendal and Celgar mills. The Stendal mill sold pulp at a discounted price as a result of its start up and the Celgar mill sells a large portion of its production in Asian markets which had lower prices than European markets.
Cost of sales and general, administrative and other expenses for the pulp operations increased to €311.3 million in the first nine months of 2005 from €102.8 million in the first nine months of 2004, primarily as a result of the inclusion of €226.9 million of operating costs related to the Stendal and Celgar mills. In the first nine months of 2005, we recorded a contribution to income from operations of €12.4 million resulting from the sale of excess carbon emission credits by our German pulp mills.
Beginning in 2005, our German operations are subject to the European Union Emissions Trading Scheme pursuant to which our German mills have been granted carbon emission certificates. The German mills estimate that they will have excess carbon emission credits in the current year. As a result, in the first nine months of 2005, our German pulp mills sold some of their emissions certificates for a gain of €12.4 million, which contributed to income from operations.
Depreciation for the pulp operations increased to €37.4 million in the current period, from €15.0 million in the first nine months of 2004, primarily as a result of the inclusion of €27.3 million of depreciation from the Stendal and Celgar mills, partially offset by lower depreciation at the Rosenthal mill.
For the first nine months of 2005, our pulp operations generated operating income of €22.9 million, versus operating income of €5.7 million in the first nine months of 2004, primarily as a result of the inclusion of the results of the Stendal and Celgar mills, the sale of excess carbon emission credits by our German pulp mills and lower costs and expenses at our Rosenthal mill.
Revenues from our paper operations in the current period increased to €47.0 million from €41.4 million in the same period of last year as a result of higher sales volumes.
Cost of sales and general, administrative and other expenses for the paper operations in the first nine months of 2005 decreased to €49.2 million from €52.0 million in the comparative period of 2004, primarily as a result of a shift in the product mix at our paper mills.
For the first nine months of 2005, our paper operations generated an operating loss of €2.2 million, compared to an operating loss of €10.6 million in the first nine months of 2004.
In the first nine months of 2005, we had income from operations of €16.2 million, compared to a loss from operations of €7.6 million in the same period last year.
Interest expense in the first nine months of 2005 increased to €63.3 million from €9.6 million in the year ago period, due to interest expense of €41.0 million relating to the Stendal mill and higher borrowings resulting primarily from our $310 million senior note issue in February 2005. In the first nine months of 2004, most of the interest associated with the Stendal mill was capitalized.
In the first nine months of 2005, Stendal entered into certain foreign currency derivatives to swap all of its long-term bank indebtedness from Euros to U.S. dollars and certain currency forwards. We recorded a net unrealized non-cash holding loss of €52.4 million before minority interests upon the marked to market valuation of such derivatives that were outstanding at the end of the period and a net loss of €2.2 million before minority interests in respect of such derivatives that
FORM 10-Q/A
QUARTERLY REPORT — PAGE 26

matured during the period, due to the strengthening of the U.S. dollar versus the Euro. In the comparative period of 2004, we recorded a net unrealized non-cash holding gain of €14.7 million before minority interests on the then outstanding currency derivatives of Rosenthal and Stendal. In the first nine months of 2005, as a result of a decrease in long-term European interest rates, we also recorded a non-cash holding loss of €15.2 million before minority interests on the marked to market valuation of the Stendal interest rate derivatives and a net loss of €0.3 million before minority interests upon the settlement of the Rosenthal interest rate derivatives versus a net unrealized non-cash holding loss thereon of €15.8 million before minority interests in the comparative period of 2004. See “Quantitative and Qualitative Disclosures About Market Risk” for more information about our derivatives. We also recorded an unrealized non-cash foreign exchange loss on our long-term debt of €1.6 million in the current period due to the weakening of the Canadian dollar versus the U.S. dollar.
In the first nine months of 2005, minority interest, representing the two minority shareholders’ proportionate interest in the Stendal mill, was €17.1 million, compared to €3.9 million in the first nine months of 2004.
On May 6, 2005, our management determined to record, and our Audit Committee approved, an adjustment of €1.7 million for the non-cash impact of other-than-temporary impairment losses on our available-for-sale securities and a loan receivable that relate to an investment in a venture company, which is a legacy investment that we have held since approximately 1996. In April 2005, the venture company proposed to place itself into liquidation. As a result, management determined to record impairment charges sufficient to reduce its investment to the net amount estimated to be recovered. We do not currently expect the impairment charge to result in any future cash expenditures.
We reported a net loss for the first nine months of 2005 of €87.4 million, or €2.86 per basic and diluted share, which reflected interest expense related to our Stendal mill of €41.0 million, the realized and unrealized net losses on our currency and interest rate derivatives of €70.1 million, the unrealized non-cash foreign exchange loss on our long-term debt of €1.6 million, and the non-cash impairment charge of €1.7 million relating to investments, partially offset by a non-cash benefit for income taxes of €14.6 million. In the first nine months of 2004, we reported a net loss of €12.6 million, or €0.73 per basic and diluted share.
We generated “Operating EBITDA” of €55.1 million and €15.6 million in the nine months ended September 30, 2005 and 2004, respectively. Operating EBITDA is defined as income (loss) from operations plus depreciation and amortization and non-recurring capital asset impairment charges. Operating EBITDA is calculated by adding depreciation and amortization and non-recurring capital asset impairment charges of €38.9 million and €23.2 million to the income from operations of €16.2 million and loss from operations of €7.6 million for the nine months ended September 30, 2005 and 2004, respectively.
Management uses Operating EBITDA as a benchmark measurement of its own operating results, and as a benchmark relative to its competitors. Management considers it to be a meaningful supplement to operating income as a performance measure primarily because depreciation expense and non-recurring capital asset impairment charges are not an actual cash cost, and depreciation expense varies widely from company to company in a manner that management considers largely independent of the underlying cost efficiency of their operating facilities. In addition, we believe Operating EBITDA is commonly used by securities analysts, investors and other interested parties to evaluate our financial performance.
FORM 10-Q/A
QUARTERLY REPORT — PAGE 27

Operating EBITDA does not reflect the impact of a number of items that affect our net income (loss), including financing costs and the effect of derivative instruments. Operating EBITDA is not a measure of financial performance under GAAP, and should not be considered as an alternative to net income (loss) or income (loss) from operations as a measure of performance, nor as an alternative to net cash from operating activities as a measure of liquidity.
Operating EBITDA has significant limitations as an analytical tool, and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are that Operating EBITDA does not reflect: (i) our cash expenditures, or future requirements, for capital expenditures or contractual commitments; (ii) changes in, or cash requirements for, working capital needs; (iii) the significant interest expense, or the cash requirements necessary to service interest or principal payments, on our outstanding debt; (iv) minority interests on our Stendal NBSK pulp mill operations; (v) the impact of realized or marked to market changes in our derivative positions, which can be substantial; and (vi) the impact of impairment charges against our investments or assets. Because of these limitations, Operating EBITDA should only be considered as a supplemental performance measure and should not be considered as a measure of liquidity or cash available to us to invest in the growth of our business. See the Statement of Cash Flows set out in our consolidated financial statements included herein. Because all companies do not calculate Operating EBITDA in the same manner, Operating EBITDA as calculated by us may differ from Operating EBITDA or EBITDA as calculated by other companies. We compensate for these limitations by using Operating EBITDA as a supplemental measure of our performance and relying primarily on our GAAP financial statements.
The following table provides a reconciliation of net loss to income (loss) from operations and Operating EBITDA for the periods indicated:

	Nine Months Ended
	September 30,
	2005	2004
	(in thousands)
	(unaudited)
Net loss	€(87,373)	€(12,604)

Minority interest	(17,076)	(3,936)
Income taxes (benefit)	(14,627)	(37)
Interest expense	63,320	9,554
Investment income	(1,594)	(1,679)
Derivative financial instruments, net	70,259	1,077
Foreign exchange loss on debt	1,591	—
Impairment of investments	1,699	—

Income (loss) from operations	16,199	(7,625)
Add: Depreciation and amortization	38,862	17,217
Impairment charge	—	6,000

Operating EBITDA	€55,061	€15,592

FORM 10-Q/A
QUARTERLY REPORT — PAGE 28

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004
Selected sales data for the three months ended September 30, 2005 and 2004 is as follows:

	Three Months Ended September 30,
	2005	2004
	(ADMTs)
Sales Volume by Product Class
Pulp sales volume by mill:
Rosenthal	86,772	73,128
Celgar	125,079	—
Stendal	120,431	—

Total pulp sales volume(1)	332,282	73,128
Paper sales volume	16,928	14,712

Total sales volume(1)	349,210	87,840

	(in thousands)
Revenues by Product Class
Pulp revenues by mill:
Rosenthal	€37,122	€34,982
Celgar	48,978	—
Stendal	47,313	(327)

Total pulp revenues(1)	133,413	34,655
Paper revenues	15,515	12,705

Total revenues(1)	€148,928	€47,360

(1)	Excluding intercompany sales volumes of 3,057 and 1,348 ADMTs of pulp and intercompany net sales revenues of approximately €1.3 million and €0.6 million in the three months ended September 30, 2005 and 2004, respectively.
Selected production data for the three months ended September 30, 2005 and 2004 is as follows:

	Three Months Ended September 30,
	2005	2004
	(ADMTs)
Production by Product Class
Pulp production by mill:
Rosenthal	83,350	71,847
Celgar	118,035	—
Stendal	126,202	—

Total pulp production	327,587	71,847
Paper production	16,064	15,354

Total production	343,651	87,201

Revenues for the three months ended September 30, 2005 increased to €148.9 million from €47.4 million in the comparative period of 2004, primarily because of higher pulp sales resulting from the inclusion of sales from our Stendal and Celgar mills. Pulp sales by volume were 332,282 ADMTs in the third quarter of 2005, compared to 73,128 ADMTs in the comparative period of 2004. In the three months ended September 30, 2005, the Stendal and Celgar mills sold 245,510 ADMTs of NBSK pulp and had sales of €96.3 million.
Cost of sales and general, administrative and other expenses in the third quarter of 2005 increased to €141.0 million from €52.1 million in the comparative period of 2004, primarily as a result of the inclusion of production from our Stendal and Celgar mills. We commenced expensing all of the costs relating to the Stendal mill effective September 2004, prior to which most of the costs relating to the mill were capitalized during its construction.
FORM 10-Q/A
QUARTERLY REPORT — PAGE 29

For the third quarter of 2005, revenues from our pulp operations increased to €133.4 million from €34.7 million in the same period a year ago, primarily as a result of the inclusion of sales from our Stendal and Celgar mills. List prices for NBSK pulp in Europe were approximately €476 ($580) per ADMT in the third quarter of 2005, compared to approximately €519 ($635) per ADMT in the comparative period of last year. The decrease in NBSK pulp prices was partially offset by the strengthening of the U.S. dollar versus the Euro during the current period.
Pulp sales realizations decreased to €398 per ADMT on average in the third quarter of 2005 from €472 per ADMT in the third quarter of 2004, primarily as a result of lower price realizations of the Stendal and Celgar mills. The Stendal mill sold pulp at a discounted price as a result of its start up and the Celgar mill sells a large portion of its production in Asian markets which had lower sales prices than European markets.
Cost of sales and general, administrative and other expenses for the pulp operations increased to €125.5 million in the third quarter of 2005 from €32.4 million in the comparative period of 2004, primarily as a result of the inclusion of €96.9 million of operating costs related to the Stendal and Celgar mills. In the third quarter of 2005, we recorded a contribution to income from operations of €6.1 million resulting from the sale of excess carbon emission credits by our German pulp mills.
Depreciation for the pulp operations increased to €13.3 million in the current quarter, from €3.8 million in the third quarter of 2004, primarily as a result of the inclusion of €9.7 million of depreciation from the Stendal and Celgar mills.
For the third quarter of 2005, our pulp operations generated operating income of €9.2 million, versus operating income of €2.9 million in the comparative quarter of 2004, primarily as a result of the inclusion of the results of the Stendal and Celgar mills, the sale of excess carbon emission credits by our German pulp mills and lower costs and expenses at our Rosenthal mill.
Revenues from our paper operations in the current quarter increased to €15.5 million from €12.7 million in the same quarter of last year as a result of higher sales volumes.
Cost of sales and general, administrative and other expenses for the paper operations in the third quarter of 2005 decreased to €16.6 million from €20.3 million in the comparative quarter of 2004, primarily as a result of a shift in the product mix at our paper mills.
For the third quarter of 2005, our paper operations generated an operating loss of €1.1 million, compared to an operating loss of €7.6 million in the third quarter of 2004.
In the third quarter of 2005, we had income from operations of €7.9 million, compared to a loss from operations of €4.8 million in the same quarter last year.
Interest expense in the third quarter of 2005 increased to €21.9 million from €4.2 million in the year ago period, due to interest expense of €14.7 million relating to the Stendal mill and higher borrowings resulting primarily from our $310 million senior note issue in February 2005. In the third quarter of 2004, most of the interest associated with the Stendal mill was capitalized.
FORM 10-Q/A
QUARTERLY REPORT — PAGE 30

Stendal entered into certain foreign currency derivatives to swap all of its long-term bank indebtedness from Euros to U.S. dollars and certain currency forwards in 2005. We recorded a net unrealized non-cash holding loss of €1.9 million before minority interests upon the marked to market valuation of such currency derivatives that were outstanding at the end of the quarter and a net loss of €0.3 million before minority interests in respect of such derivatives that matured in the quarter, due to the strengthening of the U.S. dollar versus the Euro. In the comparative quarter of 2004, we recorded a net unrealized non-cash holding gain of €6.0 million before minority interests on the then outstanding currency derivatives of Rosenthal and Stendal. In the third quarter of 2005, as a result of an increase in long-term European interest rates, we also recorded a net unrealized non-cash holding gain of €5.3 million before minority interests on the marked to market valuation of the Stendal interest rate derivatives versus a net unrealized non-cash holding loss of €14.1 million before minority interests on the interest rate derivatives of Stendal and Rosenthal in the comparative quarter of 2004. See “Quantitative and Qualitative Disclosures About Market Risk” for more information about our derivatives. We also recorded an unrealized non-cash foreign exchange gain on our long-term debt of €5.9 million in the current period due to the strengthening of the Canadian dollar versus the U.S. dollar.
In the third quarter of 2005, minority interest, representing the two minority shareholders’ proportionate interest in the Stendal mill, was €5.7 million, compared to €6.7 million in the third quarter of 2004.
We reported a net loss for the third quarter of 2005 of €5.6 million, or €0.17 per basic and diluted share, which reflected the inclusion of interest expense related to our Stendal mill of €14.7 million and the net realized and unrealized gain of €3.1 million on our interest rate and currency derivatives and the unrealized non-cash foreign exchange gain on our long-term debt of €5.9 million. In the third quarter of 2004, we reported a net loss of €9.9 million, or €0.57 per basic and diluted share.
We generated Operating EBITDA of €21.9 million and €5.3 million in the three months ended September 30, 2005 and 2004, respectively, calculated by adding depreciation and amortization and non-recurring capital asset impairment charges of €14.0 million and €10.0 million to the income from operations of €7.9 million and a loss from operations of €4.8 million for the three months ended September 30, 2005 and 2004, respectively. Operating EBITDA has significant limitations as an analytical tool, and should not be considered in isolation, or as a substitute for our results as reported under GAAP. See the discussion of our results for the first nine months of 2005 for additional information relating to Operating EBITDA.
FORM 10-Q/A
QUARTERLY REPORT — PAGE 31

The following table provides a reconciliation of net loss to income (loss) from operations and Operating EBITDA for the periods indicated:

	Three Months Ended
	September 30,
	2005	2004
	(in thousands)
	(unaudited)
Net loss	€(5,555)	€(9,879)
Minority interest	(5,667)	(6,726)
Income taxes (benefit)	6,785	(236)
Interest expense	21,911	4,200
Investment income	(613)	(215)
Derivative financial instruments, net	(3,051)	8,105
Foreign exchange gain on debt	(5,918)	—

Income (loss) from operations	7,892	(4,751)
Add: Depreciation and amortization	13,979	4,005
Impairment charge	—	6,000

Operating EBITDA	€21,871	€5,254

Liquidity and Capital Resources
The following table is a summary of selected financial information for the periods indicated:

	As at		As at
	September 30,		December 31,
	2005		2004
	(in thousands)
	(unaudited)
Financial Position
Cash and cash equivalents	€89,039		€49,568
Working capital (deficit)	131,580		(21,659)
Property, plant and equipment	1,031,879		936,035
Total assets	1,409,237		1,255,649
Long-term liabilities	1,097,347	(1)	863,840
Shareholders’ equity	178,965		162,741

(1)	Includes €16.7 million outstanding under the revolving credit facilities for the Rosenthal and Celgar mills.
At September 30, 2005, our cash and cash equivalents were €89.0 million, compared to €49.6 million at December 31, 2004. We also had €7.6 million of cash restricted to pay current Stendal construction costs payable of €1.1 million at September 30, 2005. We also had €24.5 million of cash restricted in a debt service account for the project financing for the Stendal mill. At September 30, 2005, we qualified for investment grants related to the Stendal mill totaling approximately €10.6 million from the federal and state governments of Germany, which we expect to receive in 2005. These grants, when received, will be applied to repay the amounts drawn under the current portion of a dedicated tranche of the project loan facility relating to the Stendal mill, or the “Stendal Loan Facility”. Under our accounting policies, we do not record these grants until they are received. The grants are not reported in our income and reduce the cost basis of the assets purchased when they are received. The balance outstanding under such dedicated tranche of the Stendal Loan Facility will be substantially paid from VAT credits we expect to receive in the ordinary course.
We expect to meet our interest and debt service expenses and the working and maintenance capital requirements for our operations (other than at Stendal) from cash flow from operations, cash on hand and the two new credit facilities for the Rosenthal and Celgar mills established in
FORM 10-Q/A
QUARTERLY REPORT — PAGE 32

February 2005. We also recently approved and are preparing to implement an approximately C$28.5 million strategic capital plan for our Celgar mill that we expect will increase the mill’s production capacity, reduce operating costs and improve pulp quality and the mill’s reliability. We expect to meet the costs of such plan from cash on hand, cash flow from operations and our existing credit facility relating to the Celgar mill. We expect to meet the capital requirements for the Stendal mill, including working capital and potential losses during start-up, through shareholder advances already made to Stendal, the Stendal Loan Facility (which includes a revolving working capital tranche), the receipt of government grants, cash on hand and cash flow from operations.
Operating Activities
Operating activities in the first nine months of 2005 used cash of €5.6 million, compared to €1.2 million in the comparative period of 2004. An increase in receivables due primarily to higher sales used cash of €20.4 million in the first nine months of 2005, compared to €2.1 million in the comparative period of 2004. An increase in inventories due primarily to the build up of finished goods at the Celgar mill and higher fiber levels at the Stendal mill related to its start up used cash of €9.6 million in the first nine months of 2005, compared to €35.8 million in the first nine months of 2004. An increase in accounts payable and accrued expenses provided cash of €33.8 million in the first nine months of 2005, compared to €26.3 million in the comparative period of 2004, primarily due to higher production.
Investing Activities
Investing activities in the nine months ended September 30, 2005 used cash of €97.2 million. The acquisition of the Celgar pulp mill used cash of €146.6 million and a decrease in restricted cash in connection with such Acquisition provided cash of €60.7 million in the current period. The acquisition of properties used cash of €11.3 million in the first nine months of 2005. Investing activities used cash of €258.1 million in the nine months ended September 30, 2004, primarily relating to the Stendal mill.
Financing Activities
Financing activities provided cash of €134.2 million in the nine months ended September 30, 2005. In connection with the acquisition of the Celgar pulp mill, a net increase in indebtedness provided cash of €50.1 million and the issuance of shares of beneficial interest provided cash of €67.3 million in the current period. The drawdown of minority shareholder advances to Stendal provided cash of €5.5 million in the nine months ended September 30, 2005. We fully repaid the project loan facility relating to the Rosenthal mill, or the “Rosenthal Loan Facility”, and indebtedness relating to the landfill at the Rosenthal mill in February 2005 from the proceeds of the share and senior note offerings in connection with the Acquisition. A decrease in construction costs payable related to the Stendal mill used cash of €64.3 million and proceeds from investment grants related to the Stendal mill provided cash of €78.6 million in the current period. Financing activities provided cash of €249.8 million in the nine months ended September 30, 2004, primarily related to the Stendal mill.
As at September 30, 2005, we had utilized the entire €4.7 million available under the five credit facilities relating to the paper operations. In addition, at September 30, 2005, we had drawn down approximately €2.0 million of the €40.0 million available under the new revolving term credit facility relating to the Rosenthal mill and €14.7 million of the $30 million revolving credit facility relating to the Celgar mill.
FORM 10-Q/A
QUARTERLY REPORT — PAGE 33

We qualify for investment grants from the federal and state governments of Germany and had claim expenditures of €10.6 million outstanding as of September 30, 2005. We expect to receive our currently outstanding claim expenditures in 2005. In accordance with our accounting policies, we do not record these grants until they are received. These grants reduce the cost basis of the assets purchased with them.
We have no material commitments to acquire assets or operating businesses. We anticipate that there will be acquisitions of businesses or commitments to projects in the future. To achieve our long-term goals of expanding our asset and earnings base through the acquisition of interests in companies and assets in the pulp and paper and related businesses, and organically through high return capital expenditures at our operating facilities, we will require substantial capital resources. The required necessary resources for such long-term goals will be generated from cash flow from operations, cash on hand, the sale of securities and/or assets, and borrowing against our assets.
In addition, we have amounts available under a revolving tranche of the Stendal Loan Facility, and the two new revolving credit facilities established for the Rosenthal and Celgar mills in February 2005.
Capital Resources
In addition to our new revolving credit facilities for the Rosenthal and Celgar mills and the revolving working capital tranche of the Stendal Loan Facility, respectively, we may seek to raise future funding in the debt markets if our indenture relating to our 9.25% senior notes permits, subject to compliance with the indenture. The indenture governing the senior notes contains various restrictive covenants, including several that are based on a formulation of the financial measure EBITDA, which is net income (loss) adjusted to exclude interest, taxes, depreciation and amortization, certain non-cash charges and extraordinary or otherwise unusual gains or losses, and certain other items. We refer to this formulation of EBITDA as “Indenture EBITDA” which is defined in the senior note indenture as Consolidated EBITDA.
The indenture governing the senior notes provides that, in order for Mercer Inc. and its restricted subsidiaries (as defined in the indenture and which excludes the Stendal mill and our paper operations) to enter into certain types of transactions, including the incurrence of additional indebtedness, the making of restricted payments and the completion of mergers and consolidations (other than, in each case, those specifically permitted by our senior note indenture), we must meet a minimum ratio of Indenture EBITDA to Fixed Charges as defined in the senior note indenture of 2.0 to 1.0 on a pro forma basis for the most recently ended four full fiscal quarters. This ratio is referred to and defined as the Fixed Charge Coverage Ratio in the senior note indenture.
Our Acquisition of the Celgar mill in February 2005 was a significant transaction for us that has materially impacted our results of operations and financial condition. The Acquisition will impact the ability of Mercer Inc. and its restricted subsidiaries under the indenture governing the senior notes to make distributions and incur additional indebtedness in the future beyond our revolving credit facilities and certain permitted borrowings under the indenture, and, in that regard, we and our restricted subsidiaries will be required to meet the Fixed Charge Coverage Ratio. As at September 30, 2005, Mercer Inc. and our restricted subsidiaries under the indenture governing the senior notes did not meet the Fixed Charge Coverage Ratio of 2.0 to 1.0 as set out in the senior note indenture. As a result, as at September 30, 2005, Mercer Inc. and its restricted
FORM 10-Q/A
QUARTERLY REPORT — PAGE 34

subsidiaries were not able to make certain distributions and incur additional indebtedness beyond our revolving credit facilities except as permitted under the indenture.
Foreign Currency
Effective January 1, 2002, we changed our reporting currency from the U.S. dollar to the Euro as a significant majority of our business transactions are originally denominated in Euros. By adopting the Euro, most cumulative foreign currency translation losses were eliminated. However, we hold certain assets and liabilities in U.S. dollars, Swiss francs and in Canadian dollars. Accordingly, our consolidated financial results are subject to foreign currency exchange rate fluctuations.
We translate foreign denominated assets and liabilities into Euros at the rate of exchange on the balance sheet date. Unrealized gains or losses from these translations are recorded in our consolidated statement of comprehensive income and impact on shareholders’ equity on the balance sheet but do not affect our net earnings.
In the nine months ended September 30, 2005, we reported a net €4.4 million foreign exchange translation gain and, as a result, the cumulative foreign exchange translation gain increased to €14.8 million at September 30, 2005 from €10.4 million at December 31, 2004.
Based upon the exchange rate at September 30, 2005, the U.S. dollar increased by approximately 2.9% in value against the Euro since September 30, 2004. See “Quantitative and Qualitative Disclosures about Market Risk”.
Results of Operations of the Restricted Group Under Our Senior Note Indenture
The indenture governing our 9.25% senior notes requires that we also provide a discussion in annual and quarterly reports we file with the SEC under Management’s Discussion and Analysis of Financial Condition and Results of Operations of the results of operations and financial condition of Mercer Inc. and our restricted subsidiaries under the indenture, referred to as the “Restricted Group”. As at and during the nine and three months ended September 30, 2005, the Restricted Group was comprised of Mercer Inc., certain holding subsidiaries and Rosenthal, and the Celgar mill from February 14, 2005, the date of the Acquisition of the mill. During the nine and three months ended September 30, 2004 and as at December 31, 2004, the Restricted Group was comprised of Mercer Inc., certain holding subsidiaries and Rosenthal, which was the only member of the Restricted Group with material operations during such period. As we acquired the Celgar pulp mill in February 2005, its results of operations and financial condition are not included in the discussion relating to our Restricted Group for the nine and three months ended September 30, 2004 and as at December 31, 2004. The Restricted Group excludes our paper operations and our Stendal mill.
The following is a discussion of the results of operations and financial condition of the Restricted Group. For further information regarding the operating results of the Rosenthal and Celgar mills, see Note 5 of our quarterly financial statements included herein. For further information regarding the Restricted Group including, without limitation, a reconciliation to our consolidated results of operations, see Note 10 of our quarterly financial statements included herein.
FORM 10-Q/A
QUARTERLY REPORT — PAGE 35

Restricted Group Results —Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004
Total revenues for the Restricted Group for the nine months ended September 30, 2005 increased to €200.5 million from €107.8 million in the comparative period of 2004, primarily because of the inclusion of pulp sales from the Celgar mill. Pulp sales realizations for the Restricted Group decreased to €409 per ADMT on average in the nine months ended September 30, 2005 from €452 per ADMT in the comparative period of 2004, primarily as a result of lower sales prices realized by the Celgar mill, which sells a large portion of its production in Asian markets which had lower sales prices than European markets. The decrease in NBSK pulp prices was partially offset by the strengthening of the U.S. dollar versus the Euro during the current period.
Costs of sales and general, administrative and other expenses for the Restricted Group in the nine months ended September 30, 2005 increased to €187.0 million from €97.4 million in the comparative period of 2004, primarily as a result of the inclusion of the results of the Celgar mill, partially offset by lower production costs at the Rosenthal mill.
Depreciation for the Restricted Group increased to €17.4 million in the first nine months of 2005 from €14.2 million in the comparative period of 2004, primarily as a result of the inclusion of depreciation of the Celgar mill, partially offset by lower depreciation at our Rosenthal mill.
In the first nine months of 2005, the Restricted Group reported income from operations of €13.5 million, compared to €10.4 million in the first nine months of 2004. Interest expense for the Restricted Group in the nine months ended September 30, 2005 increased to €23.9 million from €11.2 million in the year ago period, primarily due to higher borrowings resulting from our $310 million senior note offering in February 2005.
On May 6, 2005, our management determined to record, and our Audit Committee approved, a non-cash impairment charge of €1.7 million related to an investment in a venture company, which is the last of a legacy investment that we have held since approximately 1996. The venture company has proposed to place itself into liquidation and, as a result, management determined to record impairment charges sufficient to reduce its investment to the net amount expected to be recovered. We do not currently expect to incur any future cash expenditures related thereto.
In the nine months ended September 30, 2005, the Restricted Group recorded a net loss of €0.3 million on the settlement of the Rosenthal interest rate derivatives, versus a net unrealized non-cash holding loss of €0.1 million on the marked to market valuation thereon in the comparative period of 2004. In the nine months ended September 30, 2004, the Restricted Group recorded a net unrealized non-cash holding loss of €0.2 million upon the marked to market valuation of the then outstanding currency derivatives relating to the Rosenthal mill. The Restricted Group did not have any currency derivatives outstanding during the first nine months of 2005 that materially affected its results.
The Restricted Group reported a net loss for the nine months ended September 30, 2005 of €19.7 million, which reflected higher interest expense of €23.9 million. In the first nine months of 2004, the Restricted Group reported net income of €1.5 million.
The Restricted Group generated “Operating EBITDA” of €31.0 million and €24.6 million in the nine months ended September 30, 2005 and 2004, respectively. Operating EBITDA is defined as
FORM 10-Q/A
QUARTERLY REPORT — PAGE 36

income (loss) from operations plus depreciation and amortization and non-recurring capital asset impairment charges. Operating EBITDA for the Restricted Group is calculated by adding depreciation and amortization and non-recurring capital asset impairment charges of €17.4 million and €14.2 million to the income from operations of €13.5 million and €10.4 million for the nine months ended September 30, 2005 and 2004, respectively.
Operating EBITDA has significant limitations as an analytical tool, and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. See the discussion of Mercer’s results for the nine months ended September 30, 2005 for additional information relating to such limitations and Operating EBITDA.
The following table provides a reconciliation of net income (loss) to income from operations and Operating EBITDA for the Restricted Group for the periods indicated:

	Nine Months Ended
	September 30,
	2005	2004
	(in thousands)
	(unaudited)
Restricted Group(1)(2)
Net income (loss)	€(19,712)	€1,509
Income taxes	7,867	(37)
Interest expense	23,918	11,174
Investment and other income	(2,313)	(2,534)
Derivative financial instruments, net	494	102
Foreign exchange (gain) loss on debt	1,591	173
Impairment of investments	1,699	—

Income from operations	13,544	10,387
Add: Depreciation and amortization	17,431	14,166

Operating EBITDA	€30,975	€24,553

(1)	The results of the Celgar pulp mill are not included for the nine months ended September 30, 2004.

(2)	See Note 10 of the financial statements included elsewhere herein for a reconciliation to our consolidated results.
Restricted Group Results — Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004
Total revenues for the Restricted Group for the three months ended September 30, 2005 increased to €86.1 million from €35.6 million in the comparative period of 2004, primarily because of the inclusion of the pulp sales from the Celgar mill. Pulp sales realizations for the Restricted Group decreased to €403 per ADMT on average in the three months ended September 30, 2005 from €472 per ADMT in the comparative period of 2004, primarily as a result of lower sales prices realized by the Celgar mill, which sells a large portion of its production in Asian markets which had lower sales prices than European markets. The decrease in NBSK pulp prices was partially offset by the strengthening of the U.S. dollar versus the Euro during the current period.
Costs of sales and general, administrative and other expenses for the Restricted Group in the three months ended September 30, 2005 increased to €79.9 million from €31.3 million in the comparative period of 2004, primarily as a result of the inclusion of the results of the Celgar mill, partially offset by lower production costs at the Rosenthal mill.
FORM 10-Q/A
QUARTERLY REPORT — PAGE 37

Depreciation for the Restricted Group increased to €6.6 million in the third quarter of 2005 from €3.0 million in the comparative period of 2004, primarily as a result of the inclusion of depreciation at the Celgar mill.
In the third quarter of 2005, the Restricted Group reported income from operations of €6.2 million, compared to €4.3 million in the comparative quarter of 2004. Interest expense for the Restricted Group in the three months ended September 30, 2005 increased to €8.0 million from €5.2 million in the year ago period, primarily due to higher borrowings resulting from our $310 million senior note offering in February 2005.
The Restricted Group did not have any interest rate or currency derivatives outstanding during the third quarter of 2005 that materially affected its results. In the three months ended September 30, 2004, the Restricted Group did not record a gain or loss on the marked to market valuation of the Rosenthal interest rate derivatives, which were settled in the first quarter of 2005, and recorded a net unrealized non-cash holding gain of €5.0 million upon the marked to market valuation of the then outstanding currency derivatives relating to the Rosenthal mill.
The Restricted Group reported net income for the three months ended September 30, 2005 of €2.0 million, which reflected the inclusion of the results of the Celgar mill. In the comparative quarter of 2004, the Restricted Group reported net income of €5.2 million.
The Restricted Group generated Operating EBITDA of €12.8 million and €7.3 million in the three months ended September 30, 2005 and 2004, respectively. Operating EBITDA for the Restricted Group is calculated by adding depreciation and amortization and non-recurring capital asset impairment charges of €6.6 million and €3.0 million to the income from operations of €6.2 million and €4.3 million for the three months ended September 30, 2005 and 2004, respectively.
Operating EBITDA has significant limitations as an analytical tool, and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. See the discussion of Mercer’s results for the nine months ended September 30, 2005 for additional information relating to such limitations and Operating EBITDA.
FORM 10-Q/A
QUARTERLY REPORT — PAGE 38

The following table provides a reconciliation of net income to income from operations and Operating EBITDA for the Restricted Group for the periods indicated:

	Three Months Ended
	September 30,
	2005	2004
	(in thousands)
	(unaudited)
Restricted Group(1)(2)
Net income	€1,984	€5,154
Income taxes	3,091	(236)
Interest expense	7,987	5,151
Investment and other income	(1,016)	(789)
Derivative financial instruments, net	31	(4,712)
Foreign exchange gain on debt	(5,918)	(285)

Income from operations	6,159	4,283
Add: Depreciation and amortization	6,602	3,030

Operating EBITDA	€12,761	€7,313

(1)	The results of the Celgar pulp mill are not included for the three months ended September 30, 2004.

(2)	See Note 10 of the financial statements included elsewhere herein for a reconciliation to our consolidated results.
Liquidity and Capital Resources of the Restricted Group
The following table is a summary of selected financial information for the Restricted Group for the periods indicated:

	As at	As at
	September 30,	December 31,
	2005	2004
	(in thousands)
	(unaudited)
Restricted Group Financial Position(1)(2)
Cash and cash equivalents	€52,566	€45,487
Working capital	112,039	48,480
Property, plant and equipment	401,311	213,678
Total assets	625,950	401,321
Long-term liabilities	366,218	228,139
Shareholders’ equity	223,604	138,478

(1)	The financial position of the Celgar pulp mill is not included as at December 31, 2004.

(2)	See Note 10 of the financial statements included elsewhere herein for a reconciliation to our consolidated results.
At September 30, 2005, the Restricted Group had cash and cash equivalents of €52.6 million, compared to €45.5 million at December 31, 2004. At September 30, 2005, the Restricted Group had working capital of €112.0 million.
We expect the Restricted Group to meet its interest and debt service expenses and meet the working and maintenance capital requirements for its current operations from cash flow from operations, cash on hand and two new credit facilities for the Rosenthal and Celgar mills put into effect in February 2005.
FORM 10-Q/A
QUARTERLY REPORT — PAGE 39

Critical Accounting Policies
The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Estimates are used for, but not limited to, the accounting for doubtful accounts, depreciation and amortization, asset impairments, income taxes, and contingencies. Actual results could differ from these estimates.
Our management routinely makes judgments and estimates about the effects of matters that are inherently uncertain. As the number of variables and assumptions affecting the probable future resolution of the uncertainties increase, these judgments become even more subjective and complex. We have identified certain accounting policies that are the most important to the portrayal of our current financial condition and results of operations.
For information about our significant accounting policies, see our annual report on Form 10-K for the year ended December 31, 2004.
Cautionary Statement Regarding Forward-Looking Information
The statements in this report that are not based on historical facts are called “forward-looking statements” within the meaning of the United States Private Securities Litigation Reform Act of 1995. These statements appear in a number of different places in this report and can be identified by words such as “estimates”, “projects”, “expects”, “intends”, “believes”, “plans”, or their negatives or other comparable words. Also look for discussions of strategy that involve risks and uncertainties. Forward-looking statements include statements regarding the outlook for our future operations, forecasts of future costs and expenditures, the evaluation of market conditions, the outcome of legal proceedings, the adequacy of reserves, or other business plans. You are cautioned that any such forward-looking statements are not guarantees and may involve risks and uncertainties. Our actual results may differ materially from those in the forward-looking statements due to risks facing us or due to actual facts differing from the assumptions underlying our estimates. Some of these risks and assumptions include those set forth in reports and other documents we have filed with or furnished to the SEC, including, without limitation, in our annual report on Form 10-K for the year ended December 31, 2004 and subsequent filings. We advise you that these cautionary remarks expressly qualify in their entirety all forward-looking statements attributable to us or persons acting on our behalf. Unless required by law, we do not assume any obligation to update forward-looking statements based on unanticipated events or changed expectations. However, you should carefully review the reports and other documents we file from time to time with the SEC.
FORM 10-Q/A
QUARTERLY REPORT — PAGE 40

Cyclical Nature of Business
The pulp and paper business is cyclical in nature and markets for our principal products are characterized by periods of supply and demand imbalance, which in turn affects product prices. The markets for pulp and paper are highly competitive and are sensitive to cyclical changes in industry capacity and in the global economy, all of which can have a significant influence on selling prices and our earnings. Demand for pulp and paper products has historically been determined by the level of economic growth and has been closely tied to overall business activity. During 2001 and 2002, pulp list prices fell significantly. Although pulp prices have improved overall since then, we cannot predict the impact of continued economic weakness in certain world markets or the impact of war, terrorist activity or other events on our markets.
Our production costs are influenced by the availability and cost of raw materials, energy and labor, and our plant efficiencies and productivity. Our main raw material is fiber in the form of wood chips and pulp logs for pulp production, and waste paper and pulp for paper production. Fiber costs are primarily affected by the supply of, and demand for, lumber and pulp, which are both highly cyclical in nature and can vary significantly by location. Production costs also depend on the total volume of production. Lower operating rates and production efficiencies during periods of cyclically low demand result in higher average production costs and lower margins.
FORM 10-Q/A
QUARTERLY REPORT — PAGE 41

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks from changes in interest rates and foreign currency exchange rates, particularly the exchange rate between the U.S. dollar and the Euro, which may affect our results of operations and financial condition and, consequently, our fair value. We manage these risks through internal risk management policies as well as the use of derivatives. We use derivatives to reduce or limit our exposure to interest rate and currency risks. We may in the future use derivatives to reduce or limit our exposure to fluctuations in pulp prices. We also use derivatives to reduce our potential losses or to augment our potential gains, depending on our management’s perception of future economic events and developments. These types of derivatives are generally highly speculative in nature. They are also very volatile as they are highly leveraged given that margin requirements are relatively low in proportion to notional amounts.
Many of our strategies, including the use of derivatives, and the types of derivatives selected by us, are based on historical trading patterns and correlations and our management’s expectations of future events. However, these strategies may not be fully effective in all market environments or against all types of risks. Unexpected market developments may affect our risk management strategies during this time, and unanticipated developments could impact our risk management strategies in the future. If any of the variety of instruments and strategies we utilize are not effective, we may incur losses.
All of our derivatives are marked to market at the end of each reporting period, and all unrealized gains and losses are recognized in earnings for a reporting period. We determine market valuations based primarily upon valuations provided by our counterparties.
In 2005, Stendal entered into currency swaps to convert its long-term indebtedness under the Stendal Loan Facility from Euros into U.S. dollars and currency forwards. Certain of these currency forwards matured during the third quarter of 2005.
In addition, Stendal had entered into certain interest rate swaps in connection with its long-term indebtedness relating to the Stendal mill to fix the interest rate under the Stendal Loan Facility. Rosenthal had also entered into certain interest rate contracts to either fix or limit the interest rates in connection with certain of its indebtedness. In February 2005, we settled the Rosenthal interest rate contracts in connection with the repayment of the Rosenthal Loan Facility.
FORM 10-Q/A
QUARTERLY REPORT — PAGE 42

The following table sets forth the maturity date, the notional amount and the recognized gain or loss in the nine and three months ended September 30, 2005 for derivatives related to the Rosenthal and Stendal mills that were in effect during these periods that affected our results:

			Recognized Gain	Recognized Gain
			(Loss) in Nine	(Loss) in
			Months Ended	Three Months Ended
Derivative Instrument	Maturity Date	Notional Amount	September 30, 2005	September 30, 2005
		(unaudited)	(unaudited)	(unaudited)
		(in millions)	(in thousands)	(in thousands)
Interest Rate Derivatives
Rosenthal Interest Rate Cap Agreements(1)	Settled	$178.3	€(295)	€—
Stendal Interest Rate Swaps(2)	October 2017	€1,147.5	(15,165)	5,310

			€(15,460)	€5,310

Foreign Exchange Rate Derivatives
Stendal Currency Swap(3)	October 2017	€306.3	€(25,408)	€(837)
Stendal Currency Swap(4)	October 2017	€153.2	(13,192)	(414)
Stendal Currency Swap(5)	October 2017	€153.2	(10,746)	(410)
Stendal Currency Forward	Settled	$25.0	(521)	(142)
Stendal Currency Forward	Settled	$25.0	(1,639)	(142)
Stendal Currency Forward	October 2005	$13.9	8	8
Stendal Currency Forward	February 2006	$50.0	(3,102)	(291)

			€(54,600)	€(2,228)

(1)	Rosenthal had entered into two forward interest rate contracts with notional amounts of $106.2 million (2003: $118.6 million) and $72.1 million (2003: $74.0 million), both maturing on September 28, 2007 with a strike rate of 6.8%. These derivatives were settled in February 2005.

(2)	In connection with the Stendal Loan Facility, in 2002 Stendal entered into the Stendal Interest Rate Swaps, which are variable-to-fixed interest rate swaps, for the term of the Stendal Loan Facility, with respect to an aggregate maximum amount of approximately €612.6 million of the principal amount of the long-term indebtedness under the Stendal Loan Facility. The swaps took effect on October 1, 2002 and are comprised of three contracts. The first contract commenced in October 2002 for a notional amount of €4.1 million, gradually increasing to €464.9 million, with an interest rate of 3.795%, and matured in May 2004. The second contract commenced in May 2004 for a notional amount of €464.9 million, gradually increasing to €612.6 million, with an interest rate of 5.28%, and matures in April 2005. The third contract commenced in April 2005 for a notional amount of €612.6 million, with an interest rate of 5.28%, and the notional amount gradually decreases and the contract terminates upon the maturity of the Stendal Loan Facility in October 2017. As at December 31, 2004 and September 30, 2005, the notional amounts of the outstanding two contracts was €612.6 million and €612.6 million, respectively.

(3)	For €306.3 million of the outstanding principal amount under the Stendal Loan Facility, all repayment installments from February 7, 2005 until October 2, 2017 were swapped into U.S. dollar amounts at a rate of U.S. 1.2960. The interest rate was swapped into the following payments: pay six-month U.S. dollar to LIBOR rate plus 12 basis points and receive the six-month Euribor.

(4)	For €153.2 million of the outstanding principal amount under the Stendal Loan Facility, all repayment installments from April 1, 2005 until October 2, 2017 were swapped into U.S. dollar amounts at a rate of U.S. 1.2990. The interest rate was swapped into the following payments: pay six-month U.S. dollar to LIBOR rate plus 13 basis points and receive the six-month Euribor.

(5)	For €153.2 million of the outstanding principal amount under the Stendal Loan Facility, all repayment installments from April 18, 2005 until October 2, 2017 were swapped into U.S. dollar amounts at a rate of U.S. 1.2799. The interest rate was swapped into the following payments: pay six-month U.S. dollar to LIBOR rate plus 13 basis points and receive the six-month Euribor.
For more information, see our annual report on Form 10-K for the year ended December 31, 2004.
FORM 10-Q/A
QUARTERLY REPORT — PAGE 43

ITEM 4.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures. Based on an evaluation, our management, including our Principal Executive Officer and Principal Financial Officer, have concluded that, solely with respect to the matters described below under “Internal Control Over Financial Reporting”, our disclosure controls and procedures did not operate effectively as at the end of the September 30, 2005 reporting period in identifying in a timely manner material information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”). A personnel change during that period altered the quality of review of aspects of our consolidation procedures. Management, including our Principal Executive Officer and Principal Financial Officer, believes that, as a result of the changes in internal controls described below, the material weaknesses in our disclosure controls and procedures no longer exist and our disclosure controls and procedures are effective. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.
Pursuant to the Acquisition of the Celgar NBSK pulp mill in February 2005, we have instituted certain disclosure controls and procedures and internal control over financial reporting at the Celgar mill. While we believe such disclosure controls and procedures are effective and that we have adequate internal control over financial reporting at the Celgar mill, we are continuing to refine and implement consistent procedures and controls at the mill and strengthen and integrate its business practices and internal controls with our overall practices and internal controls.
As a result, we may in the future identify deficiencies in the mill’s procedures and controls that we may need to remediate or we may need to implement improvements to the procedures and controls at the mill. In the event our Principal Executive Officer, Principal Financial Officer or independent auditors determine that the procedures and controls at the mill are not effective or adequate, investor perception of us may be materially adversely affected and, among other things, this could cause a decline in the market price of our securities.
It should be noted that any system of controls is based in part upon certain assumptions designed to obtain reasonable (and not absolute) assurance as to its effectiveness, and there can be no assurance that any design will succeed in achieving its stated goals.
Internal Control Over Financial Reporting. Subsequent to the issuance of our report on Form 10-Q for the quarterly period ended September 30, 2005, management determined that our consolidated interim financial statements for the nine months ended September 30, 2005 should be revised to correct the amounts reported as purchase of property, plant and equipment in our consolidated statement of cash flows for the nine months ended September 30, 2005, and the allocation of property, plant and equipment in our Restricted Group balance sheet as set forth in Amendment No. 1.
Subsequent to Amendment No. 1 and as a result of the implementation of the remediation measures described below, management determined that our consolidated statements of cash flows for the nine months ended September 30, 2005 under Cash Flows from (used in) Financing Activities should be amended to reclassify an amount as “proceeds from minority shareholders” and correspondingly increase the net cash from financing activities and decrease the effect of exchange rate changes on cash and cash equivalents. The revisions are described in the Explanatory Note at the beginning of this report and Note 11 to our consolidated financial statements included herein. No financial statement line items in our consolidated statements of operations, consolidated balance sheets, shareholders’ equity, Restricted Group balance sheet as at December 31, 2004 or Restricted Group statement of operations were impacted.
The revisions in Amendment No. 1 and this report resulted from a material weakness in the execution of our internal controls as at September 30, 2005 as described above under “Disclosure Controls and Procedures”. Subsequent to September 30, 2005, we have implemented a number of remediation measures to address such material weaknesses. Such measures included additional procedures to more formally review our classification and consolidating entries, and consolidated statements of cash flows, an additional level of management review and use of third-party consultants to assist with the preparation of our consolidated statements of cash flows until our internal processes are assessed as sufficient. Management believes that, as a result of these changes, the material weaknesses that resulted in the amendments included in Amendment No. 1 and this report no longer exists. Management will continue to monitor vigorously the effect of our processes, controls and procedures and will make any further changes determined to be appropriate.
Except as noted herein, there have been no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
FORM 10-Q/A
QUARTERLY REPORT — PAGE 44

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We are subject to routine litigation incidental to our business. We do not believe that the outcome of such litigation will have a material adverse effect on our business or financial condition.
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
(a)	Exhibits

Exhibit
No.	Description
31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1*	Section 906 Certification of Chief Executive Officer

32.2*	Section 906 Certification of Chief Financial Officer

*	In accordance with Release 33-8212 of the Commission, these Certifications: (i) are “furnished” to the Commission and are not “filed” for the purposes of liability under the Securities Exchange Act of 1934, as amended; and (ii) are not to be subject to automatic incorporation by reference into any of the Company’s registration statements filed under the Securities Act of 1933, as amended for the purposes of liability thereunder or any offering memorandum, unless the Company specifically incorporates them by reference therein.
FORM 10-Q/A
QUARTERLY REPORT — PAGE 45

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERCER INTERNATIONAL INC.

	By:	/s/ David M. Gandossi

David M. Gandossi
Secretary and Chief Financial Officer

Date: March 13, 2006

FORM 10-Q/A
QUARTERLY REPORT — PAGE 46