Form 10-K
period 2005-12-31
MERCER INTERNATIONAL INC.
filed 2006-03-16
CIK 1333274

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________
Commission File No.: 000-51826

MERCER INTERNATIONAL INC.
Exact name of Registrant as specified in its charter

Washington	47-0956945
State or other jurisdiction of incorporation or organization	IRS Employer Identification No.
Suite 2840, 650 West Georgia Street, Vancouver, British Columbia, Canada, V6B 4N8
Address of Office
Registrant’s telephone number including area code: (604) 684-1099
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

Common Stock
Title of Class

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐         No ☑
         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Act.    Yes ☐         No ☑
         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑         No ☐
         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
         Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐
         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐         No ☑
         The aggregate market value of the Registrant’s voting and non-voting common equity held by non-affiliates of the Registrant as of June 30, 2005, the last business day of the Registrant’s most recently completed second fiscal quarter, based on the closing price of the voting stock on the Nasdaq National Market on such date, was approximately $198,673,889.
         As of March 14, 2006, the Registrant had 33,169,140 shares of common stock, $1.00 par value, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
         Certain information that will be contained in the definitive proxy statement for the Registrant’s annual meeting to be held in 2006 is incorporated by reference into Part III of this Form 10-K.

EXCHANGE RATES
      As of January 1, 2002, we changed our reporting currency from the U.S. dollar to the Euro, as a significant majority of our business transactions are originally denominated in Euros. Accordingly, our financial statements for the years ended December 31, 2003, 2004 and 2005 included in this annual report are stated in Euros while certain of our financial information for periods prior to the year ended December 31, 2002 included in this annual report has been restated in Euros. We translate non-Euro denominated assets and liabilities at the rate of exchange on the balance sheet date. Revenues and expenses are translated at the average rate of exchange prevailing during the period.
      The following table sets out exchange rates, based on the noon buying rates in New York City for cable transfers in foreign currencies as certified for customs purposes by the Federal Reserve Bank of New York (the “Noon Buying Rate”) for the conversion of Euros and Canadian dollars to U.S. dollars in effect at the end of the following periods, the average exchange rates during these periods (based on daily Noon Buying Rates) and the range of high and low exchange rates for these periods:

	Years Ended December 31,

	2005	2004	2003	2002	2001

	(€/$)
End of period	0.8445	0.7942	0.7938	0.9536	1.1227
High for period	0.8571	0.8473	0.9652	1.1638	1.1945
Low for period	0.7421	0.7339	0.7938	0.9536	1.0487
Average for period	0.8033	0.8040	0.8838	1.0660	1.1219

	(C$/$)
End of period	1.1659	1.2034	1.2923	1.5800	1.5926
High for period	1.1507	1.1775	1.2923	1.5108	1.4932
Low for period	1.2704	1.3970	1.5751	1.6129	1.6023
Average for period	1.2116	1.3017	1.3916	1.5704	1.5518
      On March 14, 2006, the Noon Buying Rate for the conversion of Euros and Canadian dollars to U.S. dollars was €0.8316 per U.S. dollar and C$1.1548 per U.S. dollar.
      In addition, certain financial information relating to the Celgar pulp mill, which our subsidiary, Zellstoff Celgar Limited (formerly known as 0706906 B.C. Ltd.), acquired in February 2005, included in this annual report is stated in Canadian dollars while we report our financial results in Euros. The following table sets out exchange rates, based on the noon rates as provided by the Bank of Canada, for the conversion of Canadian dollars to Euros in effect at the end of the following periods, the average exchange rates during these periods (based on daily noon rates) and the range of high and low exchange rates for these periods:

	Years Ended December 31,

	2005	2004	2003	2002	2001

	(C$/€)
End of period	1.3805	1.6292	1.6280	1.6564	1.4185
High for period	1.3576	1.5431	1.4967	1.3682	1.2640
Low for period	1.6400	1.6915	1.6643	1.6564	1.4641
Average for period	1.5095	1.6169	1.5826	1.4832	1.3868
      On March 14, 2006, the noon rate for the conversion of Canadian dollars to Euros was C$1.3888 per Euro.

PART I
ITEM 1.     BUSINESS
      In this document, please note the following:

•	references to “we”, “our”, “us”, the “Company” or “Mercer” mean Mercer International Inc. (the business trust prior to March 1, 2006, the effective date of the Conversion described herein and the Washington state successor corporation subsequent to the Conversion) and in each case its consolidated subsidiaries, unless the context clearly suggests otherwise; and references to “Mercer Inc.” mean Mercer International Inc. (the business trust prior to the Conversion and the Washington state successor corporation subsequent to the Conversion) excluding its subsidiaries;

•	references to “ADMTs” mean air-dried metric tonnes;

•	information is provided as of December 31, 2005, unless otherwise stated or the context clearly suggests otherwise;

•	all references to monetary amounts are to “Euros”, the lawful currency adopted by most members of the European Union, unless otherwise stated; and

•	“€” refers to Euros; “$” refers to U.S. dollars; and “C$” refers to Canadian dollars.
The Company
General
      Mercer Inc. was originally organized as a business trust under the laws of the State of Washington in 1968. Effective March 1, 2006, it was converted, referred to as the “Conversion”, from a business trust to a corporation organized under the laws of the State of Washington. The Conversion was effected by way of merger and Mercer Inc., the Washington corporation, succeeded to all of the assets, liabilities, rights and obligations of the business trust. See “— The Conversion” below for more information.
      We operate in the pulp and paper business. We are one of the largest producers of market northern bleached softwood kraft, or “NBSK”, pulp in the world. We are the sole kraft pulp producer, and the only producer of pulp for resale, known as “market pulp”, in Germany, which is the largest pulp import market in Europe. Our operations are currently located primarily in eastern Germany and western Canada. We currently employ approximately 1,255 people at our German operations, approximately 400 people are employed at our Celgar mill and 12 people at our office in Vancouver, British Columbia, Canada. We operate three NBSK pulp mills with a consolidated annual production capacity of approximately 1.3 million ADMTs:

•	Rosenthal mill. Our wholly-owned subsidiary, Rosenthal, owns and operates a modern, efficient ISO 9002 certified NBSK pulp mill that has an annual production capacity of approximately 310,000 ADMTs. Located near the town of Blankenstein, Germany, the Rosenthal mill is currently one of only two producers of market NBSK pulp in Germany, the other being our Stendal mill.

•	Stendal mill. Our 63.6% owned subsidiary, Stendal, completed construction of a new, state-of-the-art, single-line NBSK pulp mill in September 2004, which is designed to have an annual production capacity of approximately 552,000 ADMTs. Once operating at capacity, we believe the Stendal mill will be one of the largest NBSK pulp mills in Europe. The aggregate cost of the Stendal mill was approximately €1.0 billion. The Stendal project was financed through a combination of government grants totaling approximately €274.5 million, low-cost, long-term project debt which is largely severally guaranteed by the federal and a state government of Germany, and equity contributions. The Stendal mill is situated near the town of Stendal, Germany, approximately 300 kilometers north of the Rosenthal mill.

•	Celgar mill. In February 2005, we acquired, referred to as the “Acquisition”, through a wholly-owned subsidiary, Zellstoff Celgar Limited, a modern, efficient ISO 9001 certified NBSK pulp mill that has an annual production capacity of approximately 430,000 ADMTs. The Celgar mill was completely rebuilt in the early 1990s through an C$850 million modernization and expansion project, which transformed it into a low-cost Canadian producer. The Celgar mill is located near the city of Castlegar, British Columbia, Canada, approximately 600 kilometers east of the port city of Vancouver, British Columbia.

      We also own and operate two paper mills located at Heidenau and Fährbrücke, Germany, which produce specialty papers and printing and writing papers and, based upon their current product mix, have an aggregate annual production capacity of approximately 70,000 ADMTs.
History and Development of Business
      We originally invested in various real estate assets with the intention of becoming a real estate investment trust, but in 1985 changed our operational direction to acquiring controlling interests in operating companies. We acquired our initial pulp and paper operations beginning in 1993.
      In late 1999, we completed a major capital project which, among other things, converted the Rosenthal mill to the production of kraft pulp from sulphite pulp, increased its annual production capacity from approximately 160,000 ADMTs to approximately 280,000 ADMTs, reduced costs and improved efficiencies. The aggregate cost of the project was approximately €361.0 million. Subsequent minor capital investments and efficiency improvements increased the Rosenthal mill’s annual production capacity to approximately 310,000 ADMTs, and reduced emissions and energy costs.
      In the third quarter of 2004, we completed construction of the Stendal mill substantially on its planned schedule and budget at an aggregate cost of approximately €1.0 billion. For more information, see “— Stendal Pulp Mill”.
      In February 2005, we completed the Acquisition of substantially all of the assets of Stone Venepal (Celgar) Pulp Inc., or “Celgar”, comprised primarily of the Celgar mill. The aggregate cost of the Acquisition including defined working capital (excluding fees and expenses) was approximately $226 million. See “— Acquisition of Celgar Pulp Mill” below for more information relating to the Acquisition.
      We have also upgraded our Heidenau and Fährbrücke paper mills, which currently principally produce niche products.
      A significant portion of the capital investments at our European pulp and paper mills, including the construction of the Stendal mill, were financed in large part through government guaranteed term financing and government grants. See “— Government Financing”.
      In December 2001, we acquired Landqart AG for approximately €2.7 million, which operates a paper mill in Switzerland that produces bank note and security paper. In 2002, we determined the mill to be a non-core asset and we reorganized and reduced our interest to 39% by selling a 20% interest to a Swiss bank and exchanging the balance for a 49% interest in a limited partnership on a non-cash basis. In 2005, in order to facilitate its disposition, we acquired the outstanding interest in Landqart AG for €0.1 million and certain non-cash assets which had a nil book value.

Organizational Chart
      The following chart sets out our directly and indirectly owned principal operating subsidiaries, their jurisdictions of organization and their principal activities:
The Conversion
      At a special meeting of shareholders held on February 17, 2006, we received the required shareholder approvals in connection with the Conversion of Mercer Inc. from a business trust organized under the laws of the State of Washington to a Washington corporation. The Conversion was completed effective March 1, 2006. The Conversion effected a change in our legal form, but did not result in any change in our business, management, fiscal year, accounting practices, assets or liabilities (except to the extent of legal and other costs of effecting the Conversion and maintaining ongoing corporate status) or location of the principal executive offices and facilities following consummation of the Conversion. We continue to operate under the name “Mercer International Inc.”, are engaged in the same business that we were engaged in prior thereto and our shares of common stock are quoted and listed for trading on the NASDAQ National Market and the Toronto Stock Exchange, respectively.
      We effected the Conversion principally to: (i) extend our limited life to an indefinite term; and (ii) increase our operational flexibility and potential entitlement to additional benefits and advantages of operating as a corporation, and reduce certain administrative burdens and costs of operating as a business trust.
      The Conversion was effected as follows:

1.	Pursuant to an agreement and plan of merger, or the “Merger Agreement”, Mercer Inc. the business trust was reincorporated as a corporation organized under Delaware law through a merger with and into a wholly owned subsidiary, referred to as “TransitionCo”, with TransitionCo being the surviving entity of such merger;

2.	Pursuant to the Merger Agreement, each share of beneficial interest of the business trust was converted into one share of our common stock upon the consummation of the Delaware reincorporation; and

3.	Immediately following the Delaware reincorporation, TransitionCo was merged with and into Mercer Inc., a Washington State corporation (which was a wholly owned subsidiary of TransitionCo at the time) with Mercer Inc., the Washington corporation, being the surviving entity of such merger.
      As a result of the Conversion, the shareholders of the business trust became shareholders of Mercer Inc., the Washington corporation, and own exactly the same number of our shares of common stock immediately after the Conversion as the number of shares of the business trust they owned immediately before the Conversion. Each outstanding certificate representing shares in the business trust now represents the same number of our shares of common stock. New share certificates will be issued if and as certificates are presented for exchange or transfer.
      The Conversion did not result in changes in our historical consolidated carrying amounts of assets, liabilities and shareholders’ equity. In addition, all outstanding and unexercised stock options, warrants or other rights to acquire shares of the business trust, whether pursuant to our outstanding convertible notes, stock option or incentive plans or otherwise, converted into options, warrants or rights to acquire the same number of our shares of common stock on the same terms and conditions and at the same exercise or conversion price applicable to any such options, warrants or rights outstanding prior to the consummation of the Conversion. The stock option, stock incentive and other employee benefit plans and indentures, and credit facilities of the business trust were also continued by us upon the terms and subject to the conditions in effect prior to the Conversion.
      At the effective time of the Conversion, the incumbent trustees and officers of the business trust became our directors and officers except that, as part of the Conversion, we eliminated the staggered board of the business trust and our directors now serve for one-year terms.
Acquisition of Celgar Pulp Mill
      On February 14, 2005, we completed the Acquisition of substantially all of the assets of Celgar for $210 million, of which $170 million was paid in cash and $40 million was paid in our shares, plus $16 million for the defined working capital at the Celgar mill. Our shares issued as part of the consideration for the Acquisition were issued at a price of $9.50 per share.
      The assets acquired are substantially all of the operating assets of Celgar, including real property, plant and equipment, personal property, leaseholds, contractual interests and intellectual property. We did not acquire certain assets of Celgar comprised principally of finished goods inventory, receivables, cash on hand and certain insurance claims. We assumed various employment, pension and benefit, asset retirement and contractual obligations of Celgar. We did not assume any obligations for any current liabilities of Celgar as at the date of closing, except for certain accrued employee liabilities, or any indebtedness of Celgar, whether incurred pre- or post-bankruptcy.
      On closing of the Acquisition, we added approximately 420 employees to our operations who were previously employees of Celgar. The initial positions, base salaries and benefits of such employees are comparable to the positions, salaries and benefits in place immediately prior to closing. The terms of employment, salaries and benefits applicable to such employees are comparable to other similarly situated employees in the pulp business in British Columbia, Canada.
      The Celgar mill is a modern NBSK pulp mill that produces high quality NBSK pulp. It has an annual production capacity of approximately 430,000 ADMTs, and is located near the city of Castlegar, British Columbia, Canada. Completely rebuilt in the 1990s through an C$850 million modernization and expansion project, the Celgar mill was transformed into a low cost Canadian producer of high quality NBSK pulp with a significantly increased production capacity. In 1998, primarily as a result of the indebtedness incurred by Celgar during the modernization process, its directors assigned it into bankruptcy and a trustee in bankruptcy was appointed. Immediately thereafter, two senior secured bank lenders of Celgar appointed the bankruptcy trustee as the receiver for all of the assets and undertakings of Celgar under their security. The bankruptcy trustee had operated the Celgar mill since then until the closing of the Acquisition.
      The Acquisition of the Celgar mill reflects our strategy of acquiring world-class market NBSK pulp production capacity on terms below comparable replacement cost where we can use our management focus to enhance operations, improve profitability and create value for our stakeholders. The Acquisition makes us one of the largest producers of market NBSK pulp in the world. We now have a consolidated annual production capacity of approximately 1.3 million ADMTs of high quality NBSK pulp from three modern NBSK pulp mills located in Europe and North America. This has improved our service to those larger paper and tissue producing customers who wish to develop purchasing arrangements with pulp suppliers that can service them on a worldwide basis. The mill also diversifies our revenue and cost base. Prior to the Acquisition, substantially all of our revenues resulted from sales in Europe. Approximately 69% of the Celgar mill’s sales in 2005 were in Asia, which is currently the fastest growing market for NBSK pulp imports. The Celgar mill’s costs are largely in Canadian dollars, which has reduced our relative exposure to the exchange rate between the U.S. dollar and Euro.
      We are focusing on improving the operating results of the Celgar mill. We are in the process of implementing a capital improvement project at the mill in the aggregate amount of approximately €20.0 million that we believe will improve price realizations, increase production, improve reliability and lower production costs. The capital improvement project, along with other enhancements and debottlenecking initiatives, will also increase the Celgar mill’s production capacity to approximately 470,000 ADMTs over time. For more information about the capital improvement project at the Celgar mill, see “— Capital Expenditures”.
      We have taken over responsibility for sales at the Celgar mill and are coordinating them with sales at our other pulp mills. We have begun reducing the amount of pulp sold by the mill at a discount in the spot market by more effectively matching it with customer requirements and improving the mill’s pulp brightness consistency. We believe these steps, together with other initiatives, should eliminate the price realization discount incurred by the Celgar mill in comparison to other NBSK pulp mills in British Columbia, Canada over time.
The Financings
      In conjunction with the Acquisition, we sold $310 million in principal amount of 9.25% senior notes maturing in 2013 and an aggregate of approximately $91 million of our shares of beneficial interest (including those issued upon the exercise of the underwriters’ over-allotment option) by way of separate public offerings. We issued our shares of beneficial interest at a price of $8.50 per share. The net proceeds from the offering of the senior notes, and our shares of beneficial interest and cash on hand were utilized to pay the cash portion of the purchase price of the Acquisition, including defined working capital, transaction costs, to refinance all of the bank indebtedness of our Rosenthal mill and for working capital.
      Upon the completion of the Acquisition, we also established a new revolving working capital facility for the Rosenthal mill in the amount of €40 million with an initial term of five years and for the Celgar mill in the amount of $30 million, with an initial term of one year (that has been extended by 90 days) which, if not renewed, will convert to a one year term loan. See “— Description of Certain Indebtedness” for more information relating to our senior notes and the new working capital facilities.
Competitive Strengths
      Our competitive strengths include the following:

•	Modern Low Cost NBSK Pulp Mills. We operate three large, modern, low cost NBSK pulp mills. The significant capital investments at the Rosenthal mill have resulted in a facility which ranks in the lowest cost quartile for NBSK pulp delivered to Europe. We expect our overall cost structure to improve because the Stendal mill is designed to have even lower production costs than the Rosenthal mill. The Celgar mill is a low cost Canadian producer of NBSK pulp and we are in the process of implementing a capital improvement project for the Celgar mill that we believe will improve price realizations, increase production, improve reliability and lower production costs. The relative age and production capacity of our NBSK pulp mills provide us with certain manufacturing cost advantages over many of our competitors including lower maintenance capital expenditures.

•	High Quality NBSK Pulp Products. Our pulp mills produce high quality NBSK pulp which is a premium grade of kraft pulp. Our Rosenthal mill continues to increase the proportion of its sales of reinforcement NBSK pulp, which is used to produce stronger papers and generally obtains the highest price. The Stendal mill similarly produces a very high quality NBSK pulp product, although from a slightly different species mix, resulting in a complementary product more suitable for different end uses. The pulp produced at the Celgar mill has excellent product characteristics.

•	Close Proximity to Customers. We are the sole kraft pulp producer and the only producer of market pulp in Germany, which is the largest pulp import market in Europe. Due to the proximity of the Rosenthal and Stendal mills to most of our European customers and the new member countries of the European Union, we benefit from lower transportation costs relative to our major competitors. As the Celgar mill is located in western Canada, it is well situated to serve Asian and North American customers. We believe our ability to deliver pulp on a timely basis enhances customer satisfaction and has made us a preferred supplier for many customers.

•	Stable and Abundant Fiber Supply. There is a significant amount of high-quality fiber within a close radius of each of our pulp mills. This fiber supply, combined with our purchasing power, provides us with an ability to enter into contracts which have relatively stable prices and volumes.
Corporate Strategy
      Our corporate strategy is to create shareholder value by focusing on the expansion of our asset and earnings base through organic growth and acquisitions primarily in Europe and North America. We pursue organic growth through active management and targeted capital expenditures designed to produce a high return by increasing production, reducing costs and improving quality. We seek to acquire interests in companies and assets in the pulp and paper industry and related businesses where we can leverage our experience and expertise in adding value through a focused management approach. Key features of our strategy include:

•	Focusing on NBSK Market Pulp. We focus on NBSK pulp because it is a premium grade kraft pulp known for its strength and generally obtains the highest price relative to other kraft pulps. Although demand is cyclical, worldwide demand for kraft market pulp has grown at an average of approximately 3% per annum over the last ten years with higher growth rates in certain markets such as eastern Europe and Asia. We do not believe there are any significant new NBSK pulp production capacity increases coming online in the next several years due in part to fiber supply constraints and high capital costs.

•	Operating Modern, World-Class NBSK Pulp Production Facilities. In order to keep our cash operating costs as low as possible, with a goal of operating profitably in all market conditions, we plan to operate large, modern NBSK pulp production facilities. We believe such production facilities provide the best platform to be an efficient, low cost producer of high quality NBSK pulp without the need for significant sustaining capital. We believe that this, coupled with announced and predicted potential pulp mill closures, assists us in becoming a preferred supplier to customers seeking a reliable, stable, long-term provider of high quality NBSK pulp.

•	Improving Efficiency and Reducing Operating Costs. We focus on increasing the productivity and operating efficiency of our production facilities through cost reduction initiatives, including targeted capital investments. We seek to make high return capital investments that increase the production and operating efficiency at our production facilities, reduce costs and improve product quality. We also seek to reduce operating costs by better managing certain operating activities at our facilities such as fiber procurement, sales and marketing activities, and we intend to further coordinate these activities at our pulp facilities to realize on potential synergies among them. In particular, we are implementing a number of initiatives to realize upon opportunities to reduce the operating costs, increase production and improve the financial results of the Celgar mill.

•	Enhancing Customer Relationships. We focus on continually improving our marketing and distribution capabilities to enhance our customer relationships and capitalize on our geographic diversification. We seek to differentiate ourselves from our competitors by consistently delivering high quality products to our customers on a global basis. We are coordinating the marketing and distribution activities at our pulp mills to better service our customers.

The Pulp Industry
General
      Pulp is used in the production of paper, tissues and paper related products. Pulp is generally classified according to fiber type, the process used in its production and the degree to which it is bleached. Kraft pulp is produced through a sulphate chemical process in which lignin, the component of wood which binds individual fibers, is dissolved in a chemical reaction. Chemically treated pulp allows the wood’s fiber to retain its length and flexibility, resulting in stronger paper products. Kraft pulp can be bleached to increase its brightness. Kraft pulp is noted for its strength, brightness and absorption properties and is used to produce a variety of products, including lightweight publication grades of paper, tissues and paper related products.
      The market value of kraft pulp depends in part on the fiber used in the production process. There are two primary species of wood used as fiber: softwood and hardwood. Softwood species generally have long, flexible fibers which add strength to paper while fibers from species of hardwood contain shorter fibers which lend bulk and opacity. Prices for softwood pulp are generally higher than for hardwood pulp. Currently, the kraft pulp market is roughly evenly split between softwood and hardwood grades. Most uses of market kraft pulp, including fine printing papers, coated and uncoated magazine papers and various tissue products, utilize a mix of softwood and hardwood grades to optimize production and product qualities. In recent years, production of hardwood pulp, based on fast growing plantation fiber primarily from Asia and South America, has increased much more rapidly than that of softwood grades that have longer growth cycles. As a result of the growth in supply and lower costs, kraft pulp customers in recent years have substituted some of the pulp content in their products to hardwood pulp. Counteracting customers’ increased proportionate usage of hardwood pulp has been the requirement for strength characteristics in finished goods and paper and tissue makers focus on higher machine speeds and lower basis weights for publishing papers which also require the strength characteristics of softwood pulp. We believe that the ability of kraft pulp users to further substitute hardwood for softwood pulp is limited by such requirements.
      NBSK pulp, which is a bleached kraft pulp manufactured using species of northern softwood, is considered a premium grade because of its strength. It generally obtains the highest price relative to other kraft pulps. Southern bleached softwood kraft pulp is kraft pulp manufactured using southern softwood species and does not possess the strength found in NBSK pulp. NBSK pulp is the sole product of the Rosenthal, Stendal and Celgar mills.
      Kraft pulp can be made in different grades, with varying technical specifications, for different end uses. High quality kraft pulp is valued for its reinforcing role in mechanical printing papers, while other grades of kraft pulp are used to produce lower priced grades of paper, including tissues and paper related products.
Pulp Markets
      Producers ranging from small independent manufacturers to large integrated companies produce pulp worldwide. In 2004, more than 130 million ADMTs of kraft pulp were converted into printing and writing papers, tissues, cartonboards and other white grades of paper and paperboard around the world. Approximately 68% of this pulp was produced for internal purposes by integrated paper and paperboard manufacturers, and approximately 32% was produced for sale on the open market.
      Although demand is cyclical, worldwide demand for kraft market pulp has grown at an average rate of approximately 3% annually over the last ten years. The growth rate for NBSK pulp reflects this continuing demand, with growth rates higher than the general softwood kraft group.
      Western Europe accounts for approximately 38% of global market pulp demand with a growth rate of approximately 2% annually over the past ten years. Within Europe, Germany, with its large economy and sizable paper industry, has been the largest pulp market historically relying largely on imports from North America and Scandinavia.
      Demand for market pulp in Asia (excluding Japan) has been growing at approximately 10% annually over the past ten years and currently accounts for approximately 30% of global demand. This demand growth has been driven by increasing per capita consumption combined with the mandated closure of numerous small, often non-wood based, pulp facilities in China. Canada is the largest exporter to this region.
      We expect Europe and Asia to continue to be significant net importers of pulp in the foreseeable future. The markets for kraft pulp are cyclical in nature and demand for kraft pulp is related to global and regional levels of economic activity. A measure of demand for kraft pulp is the ratio obtained by dividing the worldwide consumption of kraft pulp by the worldwide capacity for the production of kraft pulp, or the “consumption/ capacity ratio”. An increase in this ratio generally occurs when there is an increase in global and regional levels of economic activity without a corresponding increase in industrial capacity. An increase in this ratio generally indicates greater demand as consumption increases, which generally results in rising kraft pulp prices and a build-up of inventories by buyers and a reduction by producers. As prices continue to rise, producers continue to run at higher operating rates. However, an adverse change in global and regional levels of economic activity generally negatively affects demand for kraft pulp, often leading to a high level of inventory build-up by buyers. As demand falls, buyers generally reduce their purchases and rely on inventories of kraft pulp and many producers will run at lower operating rates by taking downtime to limit the build-up of their own inventories.
      The consumption/ capacity ratio, excluding Indonesian and eastern European pulp producers, was approximately 93% in 2003, approximately 96% in 2004 and approximately 93% in 2005. We expect the long lead time and significant capital investment required to bring new NBSK pulp mills on stream to limit growth in industry capacity in the next few years.
NBSK Pulp Pricing
      Global economic conditions, changes in production capacity, inventory levels, and currency exchange rates are the primary factors affecting NBSK pulp list prices. The average annual European list prices for NBSK pulp between 1990 and 2005 ranged from a low of approximately $444 per ADMT in 1993 to a high of approximately $875 per ADMT in 1995.
      The 1995 price peak was followed by a steep decline as inventory levels for North American and Scandinavian, or “Norscan”, producers grew to over 2.5 million ADMTs by early 1996. Norscan producers produce the majority of the market NBSK pulp sold in North America and Europe and inventory levels held by Norscan producers are considered an industry benchmark in determining industry inventory levels. Between 1996 and 1999, list pulp prices remained relatively low due in part to the Asian financial crisis which began in late 1997.
      Prices started to recover in 1999 due to a combination of factors including a recovery in the Asian economy, the shutdown of unprofitable mills or older mills in need of environmental upgrades and a decline in capacity expansion. This contributed to tightening inventory levels among Norscan producers, which fell to approximately 1.1 million ADMTs in June 2000, resulting in list prices increasing to an average of approximately $710 per ADMT in the fourth quarter of 2000. However, the decline of the American and major European economies in 2001 caused a sharp reduction in paper demand. As a result, Norscan pulp inventories rose to a high of approximately two million ADMTs in early 2001 and list price levels eroded to an average of approximately $460 per ADMT in late 2001. Inventory levels ranged between approximately 1.3 million and 1.9 million ADMTs in 2002, and list prices averaged approximately $463 per ADMT in 2002. The weakening of the U.S. dollar against the Euro and other major currencies and an increase in demand resulting from improving American and major European economies in 2003 resulted in list prices for kraft pulp in Europe increasing to approximately $560 per ADMT in December 2003 despite relatively high inventory levels. List prices for kraft pulp in Europe continued to strengthen in 2004 due to the relatively weak U.S. dollar and improving world economies, and were approximately $625 per ADMT in December 2004. However, list prices for NBSK pulp declined in 2005 primarily due to the strengthening of the U.S. dollar and were approximately $600 per ADMT in Europe at the end of 2005. A producer’s sales realizations will reflect customer discounts, commissions and other items and prices will continue to fluctuate in the future.

The Manufacturing Process
      The following diagram provides a simplified description of the kraft pulp manufacturing process at our pulp mills:
      In order to transform wood chips into kraft pulp, wood chips undergo a multi-step process involving the following principal stages: chip screening, digesting, pulp washing, and screening, bleaching and drying.
      In the initial processing stage, wood chips are screened to remove oversized chips and sawdust and are conveyed to a pressurized digester where they are heated and cooked with chemicals. This occurs in a continuous process at the Celgar and Rosenthal mills and in a batch process at the Stendal mill. This process softens and eventually dissolves the phenolic material called lignin that binds the fibers to each other in the wood.
      Cooked pulp flows out of the digester and is washed and screened to remove most of the residual spent chemicals, called black liquor, and partially cooked wood chips. The pulp then undergoes a series of bleaching stages where the brightness of the pulp is gradually increased. Finally, the bleached pulp is sent to the pulp machine where it is dried to achieve a dryness level of more than 90%. The pulp is then ready to be baled for shipment to customers.
      A significant feature of kraft pulping technology is the recovery system, whereby chemicals used in the cooking process are captured and extracted for re-use, which reduces chemical costs and improves environmental performance. During the cooking stage, dissolved organic wood materials and black liquor are extracted from the digester. After undergoing an evaporation process, black liquor is burned in a recovery boiler. The chemical compounds of the black liquor are collected from the recovery boiler and are reconstituted into cooking chemicals used in the digesting stage through additional processing in the recausticizing plant.

      The heat produced by the recovery boiler is used to generate high-pressure steam. Additional steam is generated by a power boiler through the combustion of biomass consisting of bark and other wood residues from sawmills, residue generated by the effluent treatment system and natural gas. The steam produced by the recovery and power boilers is used to power a turbogenerator to generate electricity, as well as to provide heat for the digesting and pulp drying processes.
The Paper Industry
      The paper industry is global in nature with many international, national and regional producers competing over many different product lines. Prices and profitability in the paper industry are driven primarily by global supply and demand. Demand is strongly influenced by global and regional levels of economic activity. Supply is determined by industry capacity and operating rates. In general, the paper industry has experienced periods of supply and demand imbalance. When demand increases, prices rise, which leads producers to increase their capacity and operating rates. As supply increases in response, price competition increases, driving prices lower.
      We produce principally specialty papers and printing and writing papers. The specialty papers that we produce are comprised of coated and uncoated wallpaper base, non-woven wallpaper base and greaseproof paper.
      Wallpaper can be coated with an agent to enhance its appearance and printing capability. In addition, non-woven wallpaper contains a certain proportion of synthetic fibers so that it does not expand when wet, paste can be applied to the wall instead of the wallpaper and it can be easily torn from the wall, or drystripped. Demand for wallpaper is related to activity in the construction and refurbishing industries, which have been relatively strong due to low interest rates in most industrialized countries. Non-woven wallpapers are the fastest growing category of wallpaper.
      Greaseproof paper is a consumer oriented product that can be used for, among other things, baking and the packaging of food products such as fast foods.
      Printing and writing papers which we produce consist of only uncoated woodfree papers. Woodfree papers generally contain less than 10% mechanical pulp. Uncoated woodfree papers can be finished to enhance their surface and are often used to print less costly products.
Raw Materials
      Our mills are situated in regions which offer an ample and stable supply of fiber. The fiber consumed by our pulp mills consists of wood chips produced by sawmills and pulp logs, which are cyclical in both price and supply. Wood chips are small pieces of wood used to make pulp and are a product of either wood waste from sawmills or pulp logs processed, or chipped, especially for this purpose. Pulp logs consist of lower quality logs not used in the production of lumber. The costs of wood chips and pulp logs are primarily affected by the supply and demand for lumber.
Rosenthal mill
      The wood chips for the Rosenthal mill are sourced from approximately 24 sawmills located in the States of Bavaria and Thuringia within a 150 kilometer radius of the Rosenthal mill. Within this radius, the Rosenthal mill is the largest consumer of wood chips. Given its location and size, the Rosenthal mill is the best economic outlet for the sale of wood chips in the area. In 2005, the Rosenthal mill consumed approximately 1.7 million cubic meters of fiber. Approximately 70%, or approximately 1.2 million cubic meters, of such consumption was in the form of sawmill wood chips. The balance of approximately 30%, or approximately 0.5 million cubic meters, was in the form of pulp logs. Approximately 85% to 90% of the fiber consumed by the Rosenthal mill is spruce and the remainder is pine. We believe the Rosenthal mill’s fiber costs have historically been among the lowest for European pulp producers. The Rosenthal mill’s transportation division handled approximately 45% of our wood chip deliveries to the mill in 2005. While fiber costs and supply are subject to cyclical changes largely in the sawmill industry, we expect that we will be able to continue to obtain an adequate supply of fiber on reasonably satisfactory terms for the Rosenthal mill due to its location and our long-term relationships with suppliers. We have not historically experienced any fiber supply interruptions at the Rosenthal mill.
      Wood chips for the Rosenthal mill are normally sourced from sawmills under one year or quarterly supply contracts with fixed volumes, which provide for price adjustments. In 2003, we entered into a three-year agreement with one of our existing wood chip suppliers for the supply for the Rosenthal mill of approximately 500,000 cubic meters of wood chips annually until the end of the first quarter of 2006. We are currently negotiating a new agreement with this supplier, which we expect will have similar terms. Pulp logs are partly sourced from the state forest agency in Thuringia on a contract basis and partly from private holders, on the same basis as wood chips. We organize the harvesting of pulp logs sourced from the state forest agency in Thuringia after discussions with the agency regarding the quantities of pulp logs that we require.
      Our own internal wood procurement department handles and sources the fiber requirements for the Rosenthal mill. Five people are employed in the department currently. The department also assisted in sourcing fiber for the start-up of the Stendal mill. We are coordinating the fiber procurement for the Rosenthal and Stendal mills. We believe that handling our own fiber procurement will reduce our operating costs over the long-term due to the elimination of third party fees paid for sourcing fiber.
Stendal mill
      The fiber consumed by the Stendal mill consists of wood chips and pulp logs. We have been ramping up production at the Stendal mill and, when operating at capacity, the Stendal mill will consume approximately 2.8 to 3.0 million cubic meters of fiber annually. The core wood supply region for the Stendal mill includes most of the northern part of Germany within an approximately 240 kilometer radius of the mill. The wood supply potential in this core region is not yet fully utilized and we expect that it should be able to supply all of the fiber needed by the mill. We also purchase wood chips from southwestern and southern Germany. The fiber base in the planned wood supply area for the Stendal mill consists of approximately 65% pine and 35% spruce and fir in 2006. Approximately 20% of the fiber consumed by the Stendal mill in 2006 will be in the form of sawmill wood chips and approximately 80% in the form of pulp logs. The Stendal mill has sufficient chipping capacity to fully operate using solely pulp logs, if required. We source wood chips from sawmills within an approximately 600 kilometer radius of the Stendal mill. We source pulp logs partly from private forest holders and partly from state forest agencies in Thuringia, Sachsen-Anhalt, Mecklenburg-Vorpommern, Sachsen, Niedersachsen, Nordrhein-Westfalen, Hessen and Brandenburg.
      Stendal has established its own wood procurement organization to handle the fiber requirements for the Stendal mill. Currently, there are approximately 129 people employed in this division. This division focuses on three principal activities, being wood procurement and sales, harvesting, and transportation. The procurement and sales main activity is to procure the required wood chip and pulp log assortments for the mill’s annual production. In conjunction with this activity, it may also procure higher quality sawlogs, either through harvesting or through purchases that it can sell or trade with others for wood chips in order to optimize the fiber mix. These trading activities employ approximately 15 people. The harvesting activities in 2006 will focus on acquiring up to approximately 330,000 cubic meters per annum of harvestable timber, of which approximately 85% is expected to be pulp logs and the balance likely to be higher quality logs that could be sold or traded to third parties for wood chips. We currently plan to harvest approximately 90% of this volume directly and contract out the balance to third parties. Approximately 55 employees will be engaged in such harvesting activities. Transportation activities focus on managing, controlling and optimizing shipping and flows of pulp logs to the mill and will employ up to 40 people.
      With the ramp up of the Stendal mill, we believe we are the largest consumer of wood chips and pulp logs in Germany and, together with the Rosenthal mill, provide the best economic outlet for the sale of wood chips in eastern Germany. We are coordinating and integrating the wood procurement activities for the Rosenthal mill and the Stendal mill to realize on a number of potential synergies between them. These include reduced overall personnel and administrative costs, greater purchasing power and coordinated buying and trading activities. We also believe such coordination and integration of fiber flows will allow us to optimize transportation costs, and the species and fiber mix for both mills.
Celgar mill
      The Celgar mill has a secure supply of high quality fiber that it purchases from a number of Canadian and U.S. suppliers. The supply of fiber at the mill is characterized by a mix of a variety of species (whitewoods and cedar) which allows for production flexibility, custom blending and varied pulp grade mix. When operating at full capacity, the Celgar mill’s annual fiber requirements are approximately 2.4 million cubic meters. Two sources of fiber are used to meet this demand: chips purchased from nearby sawmills and chipping facilities, and roundwood pulp logs purchased from local logging contractors. All of the Celgar mill’s fiber is sourced externally with approximately 90% covered under chip contracts and the balance coming from the pulp logs processed through its woodroom.
      The Celgar mill has entered into long and short-term chip supply agreements with approximately 30 different suppliers from British Columbia, Canada and the U.S. for a total of approximately 2.2 million cubic meters (excluding chips from its own woodroom). This represents approximately 90% of total annual fiber requirements at the mill. The woodroom supplies the remaining chips to meet the Celgar mill’s requirements. The Canadian chip supply agreements contain terms that index the price of the chips to NBSK pulp pricing and therefore the chip costs are correlated with the Celgar mill’s net sales. The majority of the agreements are for periods ranging between two and six years. Several of the longer-term contracts are so-called “evergreen” agreements, where the contract remains in effect until one of the parties elects to terminate. Termination requires a minimum of two, and in some cases, five years written notice. Certain non-evergreen long-term agreements provide for renewal negotiations prior to expiry. The Celgar mill has contracts with three sawmills, which are all owned by the same parent. These sawmills comprise approximately 25% of the Celgar mill’s total fiber supply. Two of these chip agreements each remain in effect until December 31, 2008 and thereafter, if not extended, continue, subject to volume reductions, indefinitely, subject to termination by either party upon two years’ prior notice. The third agreement is an evergreen agreement that remains in effect until terminated upon five years’ prior notice. The chip agreements each contain provisions that may vary chip volume delivery commitments upon the happening of certain events.
      Except for occasional minor purchases from smaller suppliers, the balance of the Celgar mill’s fiber requirements is met by the production of chips from its own woodroom. Currently the woodroom is operating on a one shift basis. To secure the volume of pulp logs required to meet its requirements, the Celgar mill has entered into annual pulp log supply agreements with a number of different suppliers, many of whom are also contract chip suppliers to the mill. The woodroom is capable of running a second shift and additional pulp logs could be purchased to support the ramp up of the woodroom. All of the pulp log agreements can be terminated by either party for any reason, upon seven days’ written notice.
      In addition to existing agreements, opportunities exist for the Celgar mill to secure additional fiber from mills in both Canada and the U.S. The Celgar mill has flexibility in the selection and choice of suppliers, thus assuring continuity of supply as well as the ability to mix species when needed.
Paper mills
      The fiber used by the paper mills consists primarily of pulp and waste paper (recycled paper), which are cyclical in both price and supply. The cost of this fiber is primarily affected by the supply and demand for paper and pulp. In 2005, approximately 86%, or approximately 67,046 ADMTs, of the fiber consumed by our paper mills was in the form of market pulp and chemical additives. Market pulp and chemical additives are available at market prices from various suppliers throughout Europe. The balance of approximately 14%, or approximately 10,837 ADMTs, of the fiber consumed by our paper mills was in the form of waste paper. Germany has extensive waste paper recycling and collection laws which result in a readily available supply. The cost of lower grade waste paper is currently relatively low in comparison to virgin pulp. We have not historically experienced any fiber supply interruptions at our paper mills.

Pulp Cash Production Costs
      Cash production costs for the Rosenthal mill for the periods indicated below are as follows:

	Year Ended
	December 31,

Costs	2005	2004	2003

	(per ADMT)
Fiber	€168	€171	€178
Labor	51	52	51
Chemicals	42	43	46
Energy(1)	(2)	(1)	4
Other	31	33	28

Total cash production costs(2)	€290	€298	€307

(1)	Net of energy revenues.

(2)	Cost of production per ADMT produced excluding depreciation and costs associated with third party transportation services.
     Construction of the Stendal mill was completed, and the mill was started up, in the third quarter of 2004. During 2004, the Stendal mill underwent extensive testing and evaluation. As a result, we believe that cash production costs for pulp produced at the Stendal mill in 2004 are not meaningful as they do not provide an accurate representation of the mill’s future operating performance. Accordingly, they are not included herein. The Stendal mill is designed to have even lower production costs than the Rosenthal mill. As the Stendal mill was ramping up production in 2005, cash production costs for 2005 for the Stendal mill are not necessarily indicative of its future operating performance. The Stendal mill operated at approximately 88% of its initial rated capacity in the fourth quarter of 2005. When the ramp up of the mill is completed, we expect the Stendal mill to operate near its initial rated capacity in 2006. Cash production costs for the Stendal mill for 2005 are as follows:

Year Ended
Costs(1)	December 31, 2005

(per ADMT)
Fiber	€205
Labor	30
Chemicals	36
Energy(2)	1
Other	35

Total cash production costs(3)	€307

(1)	The Stendal mill was ramping up production during 2005 and, as a result, the cash production costs for the Stendal mill for 2005 are not necessarily indicative of the mill’s future operating performance.

(2)	Net of energy revenues.

(3)	Cost of production per ADMT produced excluding depreciation and costs associated with third party transportation services.
     Cash production costs for the Celgar mill for 2005 are as follows:

	Year Ended
	December 31,
Costs(1)	2005

	(per ADMT)
Fiber	€129	C	$193
Labor	60		90
Chemicals	48		72
Energy(2)	23		35
Other	51		77

Total cash production costs(3)	€311	C	$467

(1)	The amounts presented are from the time of the Acquisition of the Celgar mill by us in February 2005. The amounts presented in Euros have been converted at the average rate of exchange in 2005 for the conversion of Canadian dollars to Euros.

(2)	Net of energy revenues.

(3)	Cost of production per ADMT produced excluding depreciation and costs associated with third party transportation services.
Our Products
      We manufacture and sell NBSK pulp and two primary classes of paper products. Our products are produced from both virgin fiber, being wood chips, pulp logs and chemical woodfree pulp, and recycled fiber, being waste paper.
Pulp
      The kraft pulp produced at the Rosenthal mill is a long-fibered softwood pulp produced by a sulphate cooking process and manufactured primarily from wood chips and pulp logs. A number of factors beyond economic supply and demand have an impact on the market for chemical pulp, including requirements for pulp bleached without any chlorine compounds or without the use of chlorine gas. The Rosenthal mill has the capability of producing both “totally chlorine free” and “elemental chlorine free” pulp. Totally chlorine free pulp is bleached to a high brightness using oxygen, ozone and hydrogen peroxide as bleaching agents, whereas elemental chlorine free pulp is produced by substituting chlorine dioxide for chlorine gas in the bleaching process. This substitution virtually eliminates complex chloro-organic compounds from mill effluent.
      Kraft pulp is valued for its reinforcing role in mechanical printing papers and is sought after by producers of paper for the publishing industry, primarily for magazines and advertising materials. Kraft pulp produced for reinforcement fibers is considered the highest grade of kraft pulp and generally obtains the highest price. Through a focused technical and marketing effort, we have changed the mix of the kraft pulp that we produce at the Rosenthal mill to substantially increase our relative amount of reinforcement fibers from approximately 16% at the beginning of 2000 to approximately 47% at the end of 2005.
      The Rosenthal mill produces pulp for reinforcement fibers to the specifications of certain of our customers. We believe that a number of our customers consider us their supplier of choice. For more information about the facilities at the Rosenthal mill, see “Properties”.
      The kraft pulp produced at the Stendal mill is of a slightly different grade than the pulp produced at the Rosenthal mill as the mix of softwood fiber used is slightly different. This will result in a complementary product more suitable for different end uses. The Stendal mill is capable of producing both totally chlorine free and elemental chlorine free pulp. For more information about the facilities at the Stendal mill, see “— Stendal Pulp Mill” and “Properties”.
      The Celgar mill produces high quality kraft pulp that is made from a unique blend of slow growing/long-fiber western Canadian tree species. It is used in the manufacture of high quality paper products. The Celgar mill currently produces the following two grades of elemental chlorine free pulp:

•	Celstar — approximately 55% of the pulp produced by the Celgar mill is a high quality bleached softwood kraft pulp made from Hemlock, Balsam Fir, Spruce, Pine and Western Red Cedar.

•	Celect — the remaining 45% of the pulp produced by the Celgar mill is a unique softwood pulp made from a specifically segregated mixture of long-fiber wood species (Douglas Fir and Western Larch). Celect is preferred by papermakers looking for high tear and lower air resistance.
      We believe the Celgar mill’s pulp is known for its excellent product characteristics, including tensile strength, wet strength and brightness. The Celgar mill is a long-established supplier to paper producers in Asia. For more information about the facilities at the Celgar mill, see “Properties”.

Paper
      Our paper manufacturing strategy has focused on utilizing our existing machines, with certain modifications, in combination with our skilled workforce, to principally produce niche products. As a result, we have divested certain paper mills which focused on packaging, carton and recycled printing and writing papers, and shifted our production away from woodfree printing and writing papers.
      The following table sets out the primary classes of paper products that we produce and the mills at which they are produced:

Paper Product Class	Mill	Product Description

Specialty Paper	Heidenau	Coated and uncoated wallpaper and non-woven wallpaper base
	Fährbrücke	Greaseproof paper
Printing Paper	Fährbrücke	Printing and writing paper
      We sell our wallpaper and non-woven wallpaper base primarily to specialty paper converters and printers. It is used primarily in new construction and in the renovation industry in residential housing and commercial buildings. We sell our greaseproof paper to paper converters supplying the food industry. It is used primarily for wrapping and baking food. We sell our printing and writing papers primarily to traders, converter suppliers and paper wholesalers.
      We currently manufacture specialty and printing paper at two facilities located in Germany. For more information about the facilities at the paper mills, see “Properties”.

Sales, Marketing and Distribution
      The distribution of Mercer’s pulp and paper sales volume and revenues by product class and geographic area are set out in the following table for the periods indicated:

	Year Ended December 31,(1)

	2005	2004	2003

	(ADMTs)
Sales Volume by Product Class
Pulp sales volumes by mill:
Rosenthal	318,171	307,933	303,655
Celgar	344,382	—	—
Stendal	438,751	113,783	—

Total pulp sales volume(2)	1,101,304	421,716	303,655

Paper sales volume	66,379	62,282	62,018

Total sales volume(2)	1,167,683	483,998	365,673

Revenues by Product Class	(in thousands)
Pulp revenues by mill:
Rosenthal	€134,257	€137,287	€126,594
Celgar	139,213	—	—
Stendal	174,183	41,225	—

Total pulp sales revenues(2)	447,653	178,512	126,594

Paper revenues	61,408	54,591	55,862

Total pulp and paper sales revenues(2)	509,061	233,103	182,456

Third party transportation revenues	4,847	4,109	3,252

Total sales revenues(2)	€513,908	€237,212	€185,708

Revenues by Geographic Area
Germany	€124,682	€88,119	€80,306
China	82,938	8,500	—
Italy	73,979	54,832	46,609
Other European Union countries(3)	108,283	64,846	29,936
Other Asia	57,709	4,787	—
North America	37,644	59	124
Other countries	23,826	11,960	25,481

Total(2)	€509,061	€233,103	€182,456

(1)	We completed construction of and started up our Stendal mill in the third quarter of 2004 and are in the process of ramping up production at the mill. As a result, the data for 2004 includes results from the Stendal mill from the time of its start up in mid-September 2004. The data presented also includes results from the Celgar mill from the time we acquired the mill in February 2005.

(2)	Excluding intercompany sales volumes of 14,289, 6,576 and 5,527 ADMTs of pulp and intercompany net sales revenues of approximately €6.3 million, €2.8 million and €2.3 million in 2005, 2004 and 2003, respectively.

(3)	Not including Germany or Italy; includes new entrant countries to the European Union from their time of admission.

     The following charts illustrate the geographic distribution of our revenues in our primary markets for the periods indicated:

Year Ended	Year Ended	Year Ended
December 31, 2005	December 31, 2004	December 31, 2003

(1)	Includes new entrant countries to the European Union from their time of admission.
     In 2005, we established a global sales and marketing group that is responsible for conducting all sales and marketing of the kraft pulp produced at our three pulp mills. About eight employees are engaged full time in such activities. We are co-ordinating and integrating the sales and marketing activities at the Rosenthal mill and Stendal mill to realize on a number of synergies between them. These include reduced overall administrative and personnel costs and co-ordinated selling, marketing and transportation activities. We are also coordinating sales from the Celgar mill with our Rosenthal and Stendal mills on a global basis, thereby providing our larger customers with seamless service across all major geographies. Coordinating overall pulp sales from our three pulp mills also allows us to focus our sales on our most transport logical customers.
      The Rosenthal and Stendal mills are currently the only market kraft pulp producers in Germany, which is one of the leading import markets for kraft pulp in western Europe. We therefore have a material competitive transportation cost advantage compared to Norscan pulp producers when shipping to customers in Europe. Due to the location of our German pulp mills, we are able to deliver pulp to many of our customers primarily by truck. Most trucks that deliver goods into eastern Germany generally do not also haul goods out of the region as eastern Germany is primarily an importer of goods. We are therefore able to obtain relatively low freight rates for the delivery of our products to many of our customers. Since many of our customers are located within a 500 kilometer radius of our Rosenthal and Stendal mills, we can generally supply pulp to customers of these mills faster than our competitors because of the short distances between the mills and our customers. For our customers in western Europe, we can, if requested, often supply them with pulp within one day of it being ordered. This permits us to be a “just in time” supplier to these customers.
      Historically, Celgar sold all of its pulp through sales agents. Our sales force has taken over responsibility for supervising and managing all Celgar’s sales agents and performing some of its sales functions directly. We believe such changes will result in reduced agents’ commissions and fees, increased contract sales and improved pulp price realizations. We are also focusing sales from the Celgar mill to our most transport logical customers, including expanding sales from the mill to the U.S. midwest.
      The Celgar mill’s price realizations in recent years have been adversely affected by the amount of pulp that was considered and sold as “off-grade” caused primarily by a combination of technical production issues relating to variations in brightness and high quantities of pitch and talc deposits in the pulp and the mill’s sales structure. We expect to address the amount of off-grade production and sales largely through the €20.0 million capital improvement project that will include two new washers. One of the washers will be installed in the brownstock washing area to address the high pitch and talc deposits that are often encountered in the mill. The other washer will be installed in the EOP stage of the bleach plant to address the variations in pulp brightness. We are also supervising and further coordinating the Celgar mill’s sales with our Rosenthal and Stendal mills.

      The Celgar mill’s pulp production is transported to customers by rail, truck and ocean carrier using strategically located third party warehouses to ensure timely delivery. All overseas exports are shipped through warehouse facilities in the Vancouver, British Columbia area. The majority of Celgar’s pulp for overseas markets is initially delivered primarily by rail to the port of Vancouver for shipment overseas by ocean carrier. As a western Canada based pulp mill, the Celgar mill enjoys a transportation advantage in sales to Asian customers, in comparison to certain other NBSK pulp producers.
      The majority of the Celgar mill’s pulp for domestic markets is shipped by rail to third party warehouses in the U.S. midwest or directly to the customer.
      Our pulp sales are on customary industry terms. At December 31, 2005, we had no material payment delinquencies. In 2005, no single customer accounted for more than 10% of our pulp sales. In 2004, one customer accounted for approximately 10% of our pulp sales. In 2003, one customer, which operates a number of paper mills, accounted for approximately 11% of our pulp sales. Our pulp sales are not dependent upon the activities of any single customer or upon a concentrated group of major customers.
      Our paper sales operations focus primarily on Europe and are responsible for the majority of our paper sales. Our paper sales conducted through agents were approximately 26% of total paper sales in 2005, 2004 and 2003, respectively. We sell the majority of our paper products to paper converters, printers and wallpaper manufacturers.
      Our paper sales are also on customary industry terms. At December 31, 2005, we had no material payment delinquencies. No single customer accounted for more than 10% of our paper sales in 2005, 2004 or 2003. Our paper sales are not dependent upon a single customer or upon a concentrated group of major customers.
Capital Expenditures
      In 2005, we continued with our capital investment programs designed to increase production capacity, improve efficiency and reduce effluent discharges and emissions at our manufacturing facilities. The improvements made at our mills over the past five years have reduced operating costs and increased the competitive position of our facilities.
      Capital investments at the Rosenthal mill were approximately €7.1 million, €3.9 million and €6.9 million in 2005, 2004 and 2003, respectively. Capital investments at the Rosenthal mill in 2005 related mainly to the installation of a wash press in the bleach plant, updating the production control system and network at the mill and the installation of a hydraulic system digester at an aggregate cost of approximately €3.8 million and other projects relating to maintaining the quality and efficiency of the mill. We estimate capital expenditures at the Rosenthal mill to be approximately €13 million for 2006 relating primarily to the wash press in the bleach plant, surface improvements to the chip yard and other smaller projects relating to maintaining the quality and efficiency of the mill.
      Construction of the Stendal mill was completed in the third quarter of 2004. Total capital costs incurred in respect of the project in 2004 were approximately €396.6 million. For more information about the Stendal mill, see “— Stendal Pulp Mill”.
      Since the modernization of the Celgar mill in 1993, Celgar has made other capital expenditures to improve the efficiency of the mill and reduce operating costs. We are in the process of implementing a capital improvement project in the amount of approximately €20.0 million at the Celgar mill to reduce operating costs and increase production capacity and enhance operating efficiency and reliability at the mill. The major components of the capital improvement project at the Celgar mill are the addition of a pre-bleach washer and EOP stage washer and the expansion of a pulp machine dryer at an aggregate cost of approximately C$26.0 million.
      Capital investments at our paper operations were approximately €4.1 million, €4.7 million and €7.8 million in 2005, 2004 and 2003, respectively. In 2006, we estimate capital investments to be approximately €2.5 million including for a new head box bottom wire at the Heidenau mill. Capital investments at the Heidenau mill in 2005 included capacity increases to the pulper, the addition of a new preparing plant for synthetic fibers and reconstruction of a reel cutter at an aggregate cost of approximately €1.2 million. We continue to review strategic initiatives designed to enhance returns at our paper mills.
      Qualifying capital investments at industrial facilities in Germany to reduce effluent discharges offset wastewater fees that would otherwise be required to be paid. For more information about our environmental capital expenditures, see “— Environmental”.
Government Financing
Grants
      Our capital investment programs in Germany are partially financed through government grants made available by German federal and state governments. Under legislation adopted by the federal and certain state governments of Germany, government grants are provided to qualifying businesses operating in eastern Germany to finance capital investments. The grants are made to encourage investment and job creation. Pursuant to the current terms of these grants, federal and state governments will provide funding for up to 35% of the cost of qualified investments. The terms of such government grants also require that at least one permanent job be created for each €500,000 of capital investment eligible for such grants and that such jobs be maintained for a period of five years from the completion of the capital investment project. Such government grants are not repayable by a recipient unless it fails to complete the proposed capital investment or fails to create or maintain the requisite amount of jobs. In the case of such failure, the government is entitled to revoke the grants and seek repayment unless such failure resulted from material unforeseen market developments beyond the control of the recipient, wherein the government may refrain from reclaiming previous grants. Pursuant to such grants being provided in respect of the Stendal mill, we have agreed to maintain stipulated job levels at the Stendal mill for the specified five-year period. Our commitment to maintain the stipulated number of jobs at the Rosenthal mill for the required five-year period expired in 2005. For more information, see “— Human Resources”. We believe that we are in compliance in all material respects with all of the terms and conditions governing the government grants we have received in Germany.
      Such government grants are not reported in our income. These grants reduce the cost basis of the assets purchased when the grants are received.
      The following table sets out the capital expenditures and government grants recorded by Mercer for the periods indicated:

	Year Ended December 31,

	2005	2004	2003	Total

	(in thousands)
Capital expenditures, gross(1)	€16,618	€8,645	€14,647	€39,910	(2)

Government grants(1)	€1,108	€876	€3,323	€5,307

(1)	Not including the Stendal mill.

(2)	The total cost of the conversion of the Rosenthal mill to produce kraft pulp was approximately €361.0 million. We also received government grants totaling approximately €101.7 million in connection with such capital investments.
     In addition, the Stendal mill qualified for approximately €274.5 million of government grants, of which we have received €269.0 million as at December 31, 2005. For more information about the Stendal mill, see “— Stendal Pulp Mill”.

      The following table sets out for the periods indicated the effect of these government grants on the recorded value of such assets in our consolidated balance sheets:

	As at December 31,

	2005	2004	2003

	(in thousands)
Properties, net (as shown on consolidated balance sheets)	€1,024,662	€936,035	€745,178
Add back: government grants less amortization, deducted from properties	327,723	259,133	163,988

Properties, gross amount including government grants less amortization	€1,352,385	€1,195,168	€909,166

Loan Guarantees
      Loan guarantees are available from German federal and state governments for up to an aggregate of 80% of the borrowed amount for qualifying capital investments made in certain parts of Germany. The federal and state governments are each severally committed to a portion of the guaranteed amount. These guarantees are provided by German federal and state governments to assist any qualifying businesses with financing capital investments. The guarantees permit qualifying businesses to obtain term loans for such capital investments on terms and at interest rates that are more favorable than available in the general market. In addition, subsidized interest rate loans are available from public financial institutions in Germany, which provide loans at below market interest rates for qualified investments.
Stendal Pulp Mill
Stendal Mill
      We are a 63.6% owner in Stendal, which operates the Stendal mill. The other shareholders of Stendal are RWE Industrie-Lösungen GmbH, or “RWE”, as to a 29.4% interest, and MFC Industrial Holdings AG as to a 7.0% interest.
      Construction of the Stendal mill was completed in the third quarter of 2004. The aggregate cost of the Stendal mill was approximately €1.0 billion. The mill is a modern, state-of-the-art single line mill with a designed annual production capacity of approximately 552,000 ADMTs. The overall mill design is based on proven or existing processes and technologies.
      The Stendal mill is located near the town of Stendal, in the German State of Sachsen-Anhalt approximately 300 kilometers north of the Rosenthal mill. As a result of the proximity of the Stendal mill to the Rosenthal mill and the use of similar equipment at both mills, we believe we will be able to realize operating synergies between the two operations, particularly in the areas of raw materials and supplies procurement, production engineering, maintenance and marketing.
      The Stendal mill is the largest market kraft pulp mill in Germany, the only other being our Rosenthal mill. The addition of production from the Stendal mill has allowed us to expand our customer base, as our two pulp mills produce slightly different grades of softwood kraft pulp suitable for different end uses, and we expect to further expand our customer base as the mill continues to ramp up production.
      The summaries of certain material provisions of agreements entered into in connection with the Stendal mill set forth herein are not complete and such summaries, including definitions of certain terms, are qualified in their entirety by reference to such agreements on file with the SEC.
Control and Management
      We, Stendal and its two minority shareholders entered into a shareholders’ agreement dated August 26, 2002 to govern our respective interests in Stendal. The agreement contains terms and conditions customary for these types of agreements, including restrictions on transfers of share capital and shareholder loans other than to affiliates, rights of first refusal on share and shareholder loan transfers, pre-emptive rights and piggyback rights on dispositions of our interest. The shareholders are not obligated to fund any further equity capital contributions to the project. Pursuant to the shareholders’ agreement, we are entitled to transfer up to 12.5% of our interest in Stendal without the prior consent of the other shareholders. The shareholders’ agreement provides that Stendal’s managing directors may be appointed by holders of a simple majority of its share capital. Further, shareholder decisions, other than those mandated by law or for the provision of financial assistance to a shareholder, are determined by a simple majority of Stendal’s share capital. If a shareholder is in default under the shareholders’ agreement or commits certain acts of insolvency or bankruptcy, it shall be considered to be a defaulting shareholder and must offer to sell its share capital and shareholder loans to the remaining shareholders on a pro rata basis, to a third party nominated by the other shareholders or permit them to be redeemed by Stendal. Other than in circumstances where a shareholder is considered to be a defaulting shareholder, the shareholders’ agreement does not provide for any mandatory or forced purchases and sales of a shareholder’s interest in Stendal.
      We are coordinating and integrating various activities and operations between the Stendal and Rosenthal mills to realize efficiencies and optimize the cost structure of each mill. Such activities include wood procurement, a sales organization that coordinates and handles the sales and marketing of the pulp produced by both mills, purchases of supplies and stores, maintenance activities, workforce and management training and transportation. We are also coordinating sales from the Celgar mill with our Rosenthal and Stendal mills on a global basis, thereby providing our larger customers with seamless service across all major geographies.
EPC Contract
      The Stendal mill was constructed under a €716.0 million fixed-price turn-key engineering, procurement and construction, or “EPC”, contract between Stendal and RWE, referred to as the “principal” or “EPC contractor”. RWE’s obligations under the EPC contract are guaranteed by its parent company.
      The contract price for the completion of the project was fixed. Payments under the EPC contract were made periodically against milestones as and when achieved by RWE.
      Under the EPC contract, RWE was responsible for all planning, design, engineering, procurement, construction and testing in connection with the build-out and start-up of the mill. We were responsible for obtaining legal title and possession of the site and providing the site and certain equipment, materials and services, as well as personnel, raw materials and other items in connection with the start-up of the mill. RWE was also primarily responsible for obtaining construction and operating permits. We constructed approximately €23.5 million of the site infrastructure and additional general site infrastructure connections were constructed by the local government. The costs of such infrastructure construction were 90% subsidized and co-financed by us, among others. Our co-financing obligations amounted to approximately €3.0 million and were funded out of the project loan facility.
      The EPC contract provides for reciprocal indemnities between us and RWE pursuant to which we each agree to indemnify the other in respect of losses or claims arising from negligent, illegal or other wrongful acts in connection with the agreement or arising out of any violation of applicable laws or permits.
Stendal Mill Completion
      Pursuant to the EPC contract, construction of the Stendal mill was completed substantially on its planned schedule and budget in the third quarter of 2004 and the mill is currently ramping up production. Such completion means that the construction and installation of all equipment and works were essentially finished and final checks occurred so that continuous production from the mill could commence. The mill underwent extensive testing and evaluation in December 2004 to determine whether certain performance requirements have been met, referred to as the “Acceptance Test”, and in the first quarter of 2005, we delivered an acceptance certificate and assumed responsibility for the operation of the mill. The Stendal mill is now being operated by Stendal’s personnel.

      Stendal commenced the initial production of pulp in mid-September 2004. The initial pulp produced was off-grade pulp which was primarily sold into the recycled fiber, corrugated board and similar markets. The prices realized on the sale of off-grade pulp are lower than the selling price for on-grade NBSK pulp. In 2005, the Stendal mill ramped up pulp production and quality. In the last quarter of 2005, the mill operated at approximately 88% of its initial rated capacity and we expect it to operate near its initial rated capacity in 2006. See “— Acceptance of the Stendal Mill” below. As the NBSK pulp from the Stendal mill is further accepted in the market, we expect to eliminate its price discount relative to our Rosenthal mill over time.
Acceptance of the Stendal Mill
      The Stendal mill underwent extensive testing and evaluation in December 2004 in connection with its mechanical completion and the Acceptance Test. The Acceptance Test required that the mill continuously produce pulp for a 72-hour period in compliance with specified operational, quality and environmental requirements.
      The test was generally successful and we were pleased with both the quantitative and qualitative aspects of the test. We reviewed the results of the test with the lenders under the project finance facility related to the Stendal mill and certain suppliers. RWE and certain suppliers entered into a definitive agreement with us in the first quarter of 2005 pursuant to which they agreed to implement certain measures at the mill. These included the installation of two additional digesters and related equipment, improvements to the NCG boiler and water treatment plant, reimbursement to Stendal of certain costs and the provision of certain warranties.
      The installation of the two additional digesters was completed in the fourth quarter of 2005 and increased the number of digesters at the Stendal mill from eight to ten. Once fully operational, we believe the additional digesters should increase the annual production capacity of the Stendal mill to in excess of 600,000 ADMTs. We and our consultants believe that the design and capacity of the rest of the mill and fiber availability will, over time, permit the Stendal mill to achieve such increased production volumes. These digesters are also expected to enhance the reliability and overall operating performance of the Stendal mill. The two additional digesters had a capital cost of approximately €8 million, of which we paid €2 million and the balance was paid by RWE and certain suppliers.
      In the first quarter of 2005, we delivered the requisite acceptance certificate to RWE and assumed responsibility for the operation of the mill, subject to RWE’s warranty obligations. Notwithstanding the Acceptance Test, each department of the mill has or will be individually tested on a stand-alone basis for compliance with its design specifications. Such testing is expected to be completed in 2006. Under the EPC contract, RWE warrants conformity to specifications, compliance with permits and laws, suitability for intended use, compliance with performance requirements and warrants against defects in construction, in each case for a period of 18 months after acceptance, subject to extension in certain circumstances. RWE is required under the EPC contract to provide irrevocable bank guarantees in our favor, in agreed upon amounts, as security for an initial advance payment and for any deficiencies arising during the warranty period. In July 2006, RWE is required to provide an additional guarantee in the same form, in respect of the same matters, in an amount not less than 5% of the contract price which shall remain in effect until January 1, 2009.
Stendal Pulp Mill Financing
      Total investment costs in connection with the Stendal pulp mill are approximately €1.0 billion, the majority of which was provided under a senior project finance facility, referred to as the “Stendal Loan Facility”, arranged by Bayerische Hypo-und Vereinsbank AG, referred to as “HVB”, pursuant to a project finance loan agreement, referred to as the “Project Finance Loan Agreement”, entered into between Stendal and HVB. See “— Description of Certain Indebtedness — Stendal Loan Facility”.
      We also contributed financing to Stendal of approximately €63.5 million from cash on hand and through two bridge loans aggregating €45 million from a U.S. investment partnership and a bank. We repaid these bridge loans in October 2003 from our issuance of convertible notes. See “— Description of Certain Indebtedness — Convertible Notes”.

      As the site of the Stendal mill is located in eastern Germany, it qualified for approximately €274.5 million of government grants, which are applied to reduce the cost basis of the assets acquired with such grants. As of December 31, 2005, we had outstanding claim expenditures of €7.0 million of such grants in connection with the Stendal mill, which we expect to receive in 2006. In accordance with our accounting policies, these grants are not recorded by us until they are received.
      Under European Union rules, the Commission of the European Communities, referred to as the “Commission”, was formally notified in March 2002 by Germany of plans to provide support to the Stendal mill through grants and guarantees. The Commission considered these plans and, on June 19, 2002, decided not to raise any objection against such support being provided by the German federal and state governments in respect of the Stendal mill. In its decision, the Commission was not called upon to determine whether the governmental aid schemes, on which the support is based, were acceptable, but was limited to a determination as to whether a reduction of the pre-approved aid level for investment in the German State of Sachsen-Anhalt under the previously approved schemes was required under European Union law in the case of the Stendal mill. In coming to its decision, the Commission generally has a wide margin of discretion in its assessment of facts and data. Under European Union law, member states, competitors or trade associations directly affected by a decision of the Commission may appeal such decision within a period of two months and twenty-four days after publication of the Commission decision. On December 23, 2002, Kronoply and Kronotex, two related manufacturers of, among other things, OSB and MDF boards that do not compete with the Stendal mill by selling pulp or paper, filed an appeal with the Court of First Instance of the European Communities (Luxembourg), referred to as the “Court”, against the Commission decision of June 19, 2002. Generally to be successful, an appeal must show that the Commission failed to comply with procedural requirements or committed a manifest error in assessing facts and data in adopting its decision.
      In late 2004, the Court in an unrelated case determined that the Commission committed a procedural error in determining the amount of state aid that could be granted by Germany to a recipient in a different business. The Court found the Commission erred when reviewing the effect of state aid on competition by only considering capacity utilization and not also considering product demand trends prior to providing its approval. As a result, in that case the Court set aside the Commission approval and remanded the matter back to the Commission to redetermine. The Court’s decision is being appealed by the aid recipient and the government of Germany. If such appeal is unsuccessful, the Commission will have to redetermine the matter based upon its mandated criteria and may come to the same determination as before. The procedure followed by the Commission in this remanded decision was similar to that it used in determining not to reduce the amount of state aid available to the Stendal mill. The remanded case does not affect Stendal’s current entitlement to receive grants, the balance of which are expected to be received in 2006.
      Although no assurance can be provided, we continue to believe that the appellant does not have any standing to bring the appeal as it is not a competitor of Stendal and, in any event, that the appeal is without merit. Further, the procedural error found by the Court in the remanded case was not raised in the Stendal appeal and we do not believe the Court should permit the appellant to amend its appeal at this stage.
      Subject to the Court’s schedule, we believe a hearing as to whether the appellant has standing to bring the appeal could be heard in 2006. If the Court determined the appellant had standing, such decision was upheld on appeal and the matter is not otherwise settled, we believe that a hearing on the merits of the appeal would occur in late 2006 or 2007. In the event the appellant was then successful on the merits and such decision was again upheld on appeal, the issue of whether the amount of state aid granted to the Stendal mill should be reduced would be remanded back to the Commission for reconsideration. Although we cannot assure you as to the outcome of any such redetermination, we believe that, given the Commission’s criteria and the factual circumstances related to the Stendal mill including demand trends in the pulp business, there would be no basis for the Commission to reduce the level of state aid. If the Commission determined to reduce the level of state aid available to the Stendal mill and such decision was upheld on appeal, Stendal would be required to repay a portion of the previously received state aid back to the German government. While we do not expect an adverse outcome, litigation is inherently uncertain and there can be no assurance of the final outcome.

Description of Certain Indebtedness
      The following summaries of certain material provisions of: (i) the Rosenthal working capital facility; (ii) the Stendal Loan Facility; (iii) our convertible notes; (iv) our senior notes; and (v) the Celgar working capital facility, are not complete and these provisions, including definitions of certain terms, are qualified by reference to the applicable documents and the applicable amendments to such documents on file with the SEC.
Rosenthal Loan Facilities
      The credit facilities at the Rosenthal mill consist of a new revolving working capital facility and, prior to its repayment, a project loan facility, referred to as the “Rosenthal Loan Facility”. The Rosenthal Loan Facility was the financing for a major capital project that converted the Rosenthal mill to the production of kraft pulp that was completed in 1999. The outstanding amount under the Rosenthal Loan Facility and under a Rosenthal landfill facility was repaid in February 2005 with a portion of the proceeds of the share and senior note offerings in connection with the Acquisition. See “— The Financings”.
      In conjunction with the Acquisition and the repayment of Rosenthal’s bank indebtedness, in February 2005, we established a revolving term working capital facility for the Rosenthal mill. This €40 million loan facility for the Rosenthal mill, arranged by HVB, consists of a revolving credit facility which may be utilized by way of cash advances or advances by way of letter of credit or bank guarantees. The facility matures in February 2010. The interest payable on cash advances is LIBOR or EURIBOR plus 1.55%, plus certain other costs incurred by the lenders in connection with the facility. Each cash advance is to be repaid on the last day of the respective interest period and in full on the termination date and each advance by way of a letter of credit or bank guarantee shall be repaid on the applicable expiry date of such letter of credit or bank guarantee. An interest period for cash advances shall be three, six or 12 months or any other period as Rosenthal and the lenders may determine. There is also a 0.35% per annum commitment fee on the unused and uncancelled amount of the revolving facility which is payable quarterly in arrears. This facility is secured by a first fixed charge on the inventories, receivables and accounts of Rosenthal. It also provides Rosenthal with a hedging facility relating to the hedging of the interest, currency and pulp prices as they affect Rosenthal pursuant to a strategy agreed to by Rosenthal and HVB from time to time.
Stendal Loan Facility
      The Stendal Loan Facility is in the aggregate amount of €828.0 million and is divided into tranches which cover, among other things, project construction and development costs, financing and start-up costs and working capital, as well as the financing of a debt service reserve account, approved cost overruns and a revolving loan facility to cover any time lag for receipt of grant funding and value-added tax refunds in the amount of €160 million, referred to as “Tranche E”. The Stendal Loan Facility was available for disbursement from August 2002 until the earlier of the issuance by us of a final acceptance certificate for the project and December 2005, except that financing under the Stendal Loan Facility for approved cost overruns will be available for up to one month prior to the first repayment.
      Pursuant to the Project Finance Loan Agreement, interest on the credit facilities was to accrue at variable rates between Euribor plus 0.60% and Euribor plus 1.55% per year. The Project Finance Loan Agreement provides for facilities to allow us to manage our risk exposure to interest rate risk, currency risk and pulp price risk by way of interest rate swaps, Euro and U.S. dollar swaps and pulp hedging transactions, subject to certain controls, including certain maximum notional and at-risk amounts. Pursuant to the terms of the Project Finance Loan Agreement, in 2002 Stendal entered into interest rate swap agreements in respect of borrowings under the Stendal Loan Facility to fix most of the interest costs under the Stendal Loan Facility at a rate of 3.795% per year until April 2004 and at a rate of 5.28% commencing May 2004, plus margin, until final payment in October 2017. For more information, see “Quantitative and Qualitative Disclosures about Market Risk”. In March 2003, as part of its loan syndication, HVB exercised its right under the Stendal Loan Facility to increase its up-front arrangement fee by 20 basis points and the rate of interest under the facility by 30 basis points.

      Stendal has agreed to initially reduce the aggregate advances outstanding under the Stendal Loan Facility, other than in respect of Tranche E, to a maximum of €599.0 million, from a maximum original amount of €638.0 million (assuming no draws for approved cost overruns), on or before the first March 31 or September 30 following the fourth anniversary of the first advance under the Stendal Loan Facility for project construction and development costs. The tranches are generally repayable in installments and mature between the fifth and 15th anniversary of the first advance under the Stendal Loan Facility for project construction and development costs. Subject to various conditions, including a minimum debt service coverage test, Stendal may make distributions, in the form of interest and capital payments on shareholder debt or dividends on equity invested, to its shareholders, including us.
      The tranches under the Stendal Loan Facility for project construction and development costs, financing costs, start-up costs and working capital are severally guaranteed by German federal and state governments in respect of an aggregate of 80% of the principal amount of these tranches, but the tranche under the Stendal Loan Facility for financing and start-up costs, working capital and certain of the project construction and development costs benefiting from these guarantees will be reduced semi-annually by 12.5% per year beginning on the first repayment date following the fourth anniversary of the first advance under the Stendal Loan Facility for each of these costs. Under the guarantees, the German federal and state governments that provide the guarantees are responsible for the performance of our payment obligations for the guaranteed amounts. Approximately €603.0 million was drawn under the Stendal Loan Facility as of December 31, 2005.
      On December 12, 2003, Stendal entered into agreements with Nord Deutsche Landesbank, referred to as “Nord LB”, and the European Investment Bank, referred to as “EIB”. Pursuant to the agreements, EIB provided a refinancing credit facility to Nord LB at preferred interest rates for up to €495.0 million. Such refinancing loan is made to Nord LB for the benefit of the Stendal mill. Instead of actually refinancing the Stendal Loan Facility through Nord LB, and Stendal benefiting from lower interest rates over time, the agreements provide for the disbursement to Stendal of the net present value of the interest rate differential offered to Nord LB by EIB (less a portion retained by Nord LB). Draw down refinancings were completed in 2003 and 2004 which resulted in a net present value of the interest rate differential of approximately €4.1 million being disbursed to Stendal.
      The Stendal Loan Facility is secured by all of the assets of Stendal. In addition, the Project Finance Loan Agreement provides for the establishment of an equity reserve account into which excess start-up cash flows may be deposited. The account will be used to secure claims and amounts owing to the lenders in priority to the funding of the debt service reserve account under the Stendal Loan Facility. The Project Finance Loan Agreement also provides that revenues held by Stendal after certain payments may be paid to a shareholders’ account.
      In connection with the Stendal Loan Facility, we entered into a shareholders’ undertaking agreement, referred to as the “Undertaking”, dated August 26, 2002 with the two minority shareholders in Stendal and HVB in order to finance the shareholders’ contribution to the Stendal mill. Pursuant to the terms of the Undertaking, in August 2002, when we completed financing arrangements for the Stendal mill, referred to as the “Stendal Financing Closing Date”, the shareholders of Stendal, on a pro rata basis, subscribed for €15 million of share capital of Stendal and advanced to it €55 million in subordinated loans. In addition, on a pro rata basis, the shareholders of Stendal agreed to advance to it €30 million of stand-by equity to, among other things, cover approved cost overruns, fund the equity reserve account and partially fund the debt service reserve account under the Stendal Loan Facility. On the Stendal Financing Closing Date, we provided HVB with a cash deposit for our pro rata portion of such equity reserve account. Our total funding commitment under the Undertaking was €63.5 million, all of which was effected in August 2002. Pursuant to the Undertaking, we have agreed, for as long as Stendal has any liability under the Stendal Loan Facility to HVB, to retain control over at least 51% of the voting shares of Stendal. We have no further capital commitments with relation to the Stendal mill.

Convertible Notes
      In October 2003, we issued $82.5 million in aggregate principal amount of 8.5% convertible senior subordinated notes due 2010, referred to as the “convertible notes”.
      We pay interest semi-annually on the convertible notes on April 15 and October 15 of each year, beginning on April 15, 2004. The convertible notes mature on October 15, 2010. The convertible notes are redeemable on and after October 15, 2008, at any time in whole or in part, at our option on not less than 20 and not more than 60 days’ prior notice at a redemption price equal to 100% of the principal amount thereof plus accrued and unpaid interest, if any, to, but not including, the date of redemption, subject to the restrictions in the indenture governing the notes.
      The convertible notes are convertible, at the option of the holder, unless previously redeemed, at any time on or prior to maturity into our shares of beneficial interest at a conversion price of $7.75 per share, which is equal to a conversion rate of approximately 129 shares per $1,000 principal amount of convertible notes, subject to adjustment.
      Holders of the convertible notes have the right to require us to purchase all or any part of the convertible notes 30 business days after the occurrence of a change of control with respect to us at a purchase price equal to the principal amount thereof plus accrued and unpaid interest, if any, to the date of purchase.
      The convertible notes are unsecured obligations of Mercer Inc. and are subordinated in right of payment to existing and future senior indebtedness (including our 9.25% senior notes described below) and are effectively subordinated to all of the indebtedness and liabilities of our subsidiaries. The indenture governing the convertible notes limits the incurrence by us, but not our subsidiaries, of senior indebtedness.
Senior Notes
      In conjunction with the Acquisition of the Celgar mill and the repayment of Rosenthal’s bank indebtedness, in February 2005, we issued $310 million in principal amount of senior notes. The senior notes bear interest at the rate of 9.25% per annum and mature on February 15, 2013. Interest on such notes is payable in arrears on February 15 and August 15 of each year the notes are outstanding, beginning on August 15, 2005. The notes are our senior unsecured obligations and, accordingly, will rank junior in right of payment to all existing and future secured indebtedness and all indebtedness and liabilities of our subsidiaries, equal in right of payment with all existing and future unsecured senior indebtedness and senior in right of payment to the 8.5% convertible senior subordinated notes due 2010 and any future subordinated indebtedness. We may redeem the notes on or after February 15, 2009, in whole or in part, at the applicable redemption prices plus accrued and unpaid interest, if any, to the redemption date. In certain circumstances, we may also redeem up to 35% of the aggregate principal amount of the notes at any time prior to February 15, 2008 at a redemption price of 109.35% of the principal amount, plus accrued and unpaid interest, if any, to the redemption date with the net cash proceeds of certain equity offerings. The notes were issued under an indenture which, among other things, restricts our ability and the ability of our restricted subsidiaries under the indenture to: (i) incur additional indebtedness or issue preferred stock; (ii) pay dividends or make other distributions to our stockholders; (iii) purchase or redeem capital stock or subordinated indebtedness; (iv) make investments; (v) create liens and enter into sale and lease back transactions; (vi) incur restrictions on the ability of our restricted subsidiaries to pay dividends or make other payments to us; (vii) sell assets; (viii) consolidate or merge with or into other companies or transfer all or substantially all of our assets; and (ix) engage in transactions with affiliates. These limitations are subject to other important qualifications and exceptions.
Celgar Working Capital Facility
      In conjunction with the Acquisition, in February 2005, we also established a revolving working capital facility for the Celgar mill. This $30 million loan facility for the Celgar mill consists of a 364 day revolving credit facility, convertible to a one year non-revolving term loan at the election of the borrower. The revolving facility has a term of 364 days (that has been extended by 90 days) and the term facility will mature on the first anniversary of the conversion date. The borrower is Zellstoff Celgar Limited, which is our wholly owned acquisition subsidiary that acquired the Celgar mill. Availability of drawdowns under the facility is subject to a borrowing base limit that is based upon the Celgar mill’s eligible accounts receivable and inventory levels from time to time. The borrower can request a 364 day extension, not more than 90 days or less than 60 days prior to the maturity date of the revolving facility, and the lenders, in their sole discretion, shall decide whether or not to extend such facility not later than 30 days prior to the maturity date of the revolving facility. The revolving facility is available by way of: (i) Canadian and U.S. denominated advances which bear interest at the agent’s prime rate for Canadian advances and designated base rate for U.S. advances plus, in each case, between 1.5% and 2% per annum depending upon the debt coverage ratio of the borrower in effect at the time; (ii) banker’s acceptances which will be issued at a specified discount rate and will be subject to annualized stamping fees of between 2.5% and 3%, depending upon the debt coverage ratio of the borrower in effect at the time; and/or (iii) LIBOR advances, which will be made available for periods of one, two, three or six months duration and which will bear interest at LIBOR plus between 2.5% and 3%, depending upon the debt coverage ratio of the borrower in effect at the time. Letters of credit and/or letters of guarantee will also be available under the facility up to a maximum of $10 million. There is also a commitment fee payable monthly in arrears on any unutilized and uncancelled amount of the revolving facility. The amount of the fee varies from 0.625% to 0.9% of such amount depending upon the amount drawn under the facility and the borrower’s debt coverage ratio in effect at the time. This facility is secured by a first charge on the current assets of the borrower and a guarantee and postponement of claim delivered by Mercer Inc.
Paper Mill Loan Facilities
      In 2003, our paper operations secured two long-term credit facilities aggregating approximately €2.5 million, which facilities along with certain government grants are being utilized to repair flooding damage suffered by the mills in 2002. One facility totaling approximately €1.0 million matures on June 30, 2009, bears interest at a rate of 2.65% per annum and is repayable in ten equal semi-annual installments. The other facility in the amount of approximately €1.5 million matures on June 30, 2013, bears interest at a rate of 2.65% per annum and is repayable in 16 equal semi-annual installments. Both facilities are guaranteed by Mercer Inc.
      In addition, in 2003, our Fährbrücke paper mill secured three credit facilities aggregating €5.5 million, which facilities along with certain government grants were utilized to finance equipment and construction costs associated with expanding and adapting the paper machine at the mill. In September 2004, we repaid the majority of the outstanding amounts under these credit facilities and permanently reduced the aggregate amount available thereunder to €2.2 million. Two of the facilities aggregating approximately €1.4 million mature on December 30, 2012 and bear interest at rates between 4.15% and 4.3% per annum and are repayable in 16 equal semi-annual installments. The other facility in the amount of approximately €0.8 million matures on March 31, 2009 and bears interest at a rate equal to the three-month Euribor rate plus 1.75% per annum and is repayable in 16 equal quarterly installments. All three facilities are guaranteed by Mercer Inc. as well as to 80% thereof by a German state government. As at December 31, 2005, we had utilized the entire €4.7 million available under the five credit facilities relating to the paper operations.
Environmental
      Our operations are subject to a wide range of environmental laws and regulations, dealing primarily with water, air and land pollution control. In recent years, we have devoted significant financial and management resources to comply with all applicable environmental laws and regulations. Our total capital expenditures on environmental projects at our production facilities were approximately €2.7 million in 2005 and are expected to be approximately €8.7 million in 2006.
      We believe we have obtained all required environmental permits, authorizations and approvals for our operations. We believe our operations are currently in substantial compliance with the requirements of all applicable environmental laws and regulations and our respective operating permits.
      Under German state environmental rules relating to effluent discharges, industrial users are required to pay wastewater fees based upon the amount of their effluent discharge. These rules also provide that an industrial user which undertakes environmental capital expenditures and lowers certain effluent discharges to prescribed levels may offset the amount of these expenditures against the wastewater fees that they would otherwise be required to pay. As a result, we estimate that the aggregate wastewater fees we saved in 2005 as a result of environmental capital expenditures made at our manufacturing plants in Germany were approximately €2.9 million. We expect that capital investment programs for our manufacturing plants in Germany will mostly offset the wastewater fees that may be payable for 2006 and 2007 and will ensure that our operations continue in substantial compliance with prescribed standards.
      Beginning in 2005, our German operations became subject to the European Union Emissions Trading Scheme pursuant to which our German mills were granted emission allowances. Emission allowances are granted based upon production volumes and the types of fuels consumed by manufacturing facilities in Germany. Excess allowances, which are the result of variations in production volumes and the overall consumption of fuels, are available for sale.
      Environmental compliance is a priority for our operations. To ensure compliance with environmental laws and regulations, we regularly monitor emissions at our mills and periodically perform environmental audits of operational sites and procedures both with our internal personnel and outside consultants. These audits identify opportunities for improvement and allow us to take proactive measures at the mills as considered appropriate.
      The Rosenthal mill has a relatively modern biological wastewater treatment and oxygen bleaching facility. We have significantly reduced our levels of Adsorbable Organic Halogen, or “AOX”, discharge at the Rosenthal mill and we believe the Rosenthal mill’s AOX discharges are substantially below those currently mandated by the German government. Effective January 1, 2001, the Rosenthal mill is required to maintain levels of Chemical Oxygen Demand, or “COD” discharge at the Rosenthal mill below 25 kilograms per ADMT of pulp. The Rosenthal mill is currently in compliance with these levels of COD discharge. We will continue to modify our wastewater and bleaching facilities at the Rosenthal mill, which have been further enhanced as a result of the conversion of the mill to the production of kraft pulp, to meet or exceed prescribed regulations. In addition, in 2003 we completed a strategic capital project to reconstruct the landfill at the Rosenthal mill so that it will be useable for an additional 15 years. The aggregate cost of the project was approximately €7.6 million.
      Although the Rosenthal mill’s overall emission levels for nitric oxide and nitrogen oxide, collectively referred to as “NOx”, were substantially below prescribed levels in 2004, NOx emissions from one gas burner in 2004 exceeded its permitted emission level. We made a claim on the warranty from the supplier of the gas burner who installed a new burner that reduced NOx emission levels to prescribed standards in the third quarter of 2004 at an aggregate cost of €0.9 million, of which €0.5 million was borne by the supplier and the remainder by us.
      The Stendal mill, which commenced operations in September 2004, has been in substantial compliance with applicable environmental laws, regulations and permits, but has experienced certain minor exceedances from time to time which are typical for a mill in the ramp up phase of its operations. Management believes that, as the Stendal mill is a state-of-the-art facility, once the ramp up phase has been completed and all necessary adjustments have been made the mill will operate in compliance with the applicable environmental requirements. Under the terms of the EPC contract, the contractor has provided various representations and warranties as to compliance with permits and laws and is responsible for ensuring such compliance for a period of 18 months from acceptance.
      The Celgar mill has a number of permits regulating air emissions, including those with respect to sulphur dioxide, referred to as “SO2”. While the mill’s overall SO2 emissions are generally below one-third of the total SO2 emissions permitted to be discharged under its air permits, the mill’s lime kiln SO2 emissions periodically exceed emissions allowed under its individual SO2 air permit. MWLAP has been advised of the level of SO2 emissions at the lime kiln and apprised of the mill’s efforts to correct the same. The mill is monitoring the level of SO2 emissions from the lime kiln and has submitted an application to the MWLAP to amend its air permits to lower overall SO2 emissions for the mill while increasing the SO2 emission discharge limit on its lime kiln permit. The requested amendments to the mill’s air permits are classified as minor and have not been opposed by any third party. Although no assurances can be provided, we expect the MWLAP to approve the amendments of the mill’s air permits in 2006. In the event that such permit amendments are not available, our consulting engineers have preliminarily estimated the capital cost to correct the SO2 emissions at the lime kiln to be in the range of C$1.5 million to C$2 million. Although the MWLAP has not taken actions or imposed any fines to date, there can be no assurance that any permit amendment will be successful, that MWLAP may not take action in the future or that the capital requirements to address the same will not exceed the preliminary estimates.
      The Celgar mill operates two landfills, a newly commissioned site and an older site. The Celgar mill intends to decommission the old landfill and is developing a closure plan and reviewing such plan with the MWLAP. However, the MWLAP, in conjunction with the local pulp and paper industry, is in the process of developing a standard for landfill closures. In addition, the portion of the landfill owned by an adjacent sawmill continues to be active. Accordingly, the mill has not been able to move forward with the closure. The Celgar mill currently believes it may receive regulatory approval for such closure plan in 2007 and would commence closure activities thereafter. Our consulting engineers have estimated that the closure program will cost up to C$3 million. As the closure program for the old landfill has not been finalized or approved, there can be no assurance that the decommissioning of the old landfill will not exceed such cost estimate.
      We completed construction of a wastewater treatment plant at the Fährbrücke mill in 2005 to biologically treat the wastewater as required by applicable standards at an aggregate cost of approximately €1.8 million. The project was funded through a combination of government grants, a bank loan and our funds.
      Future regulations or permits may place lower limits on allowable types of emissions, including air, water, waste and hazardous materials, and may increase the financial consequences of maintaining compliance with environmental laws and regulations or conducting remediation. Our ongoing monitoring and policies have enabled us to develop and implement effective measures to maintain emissions in material compliance with environmental laws and regulations to date in a cost-effective manner. However, there can be no assurances that this will be the case in the future.
Human Resources
      We currently employ or hold positions for approximately 1,667 people. Our German operations have approximately 1,032 employees working in our pulp operations, including our transportation subsidiaries, and approximately 223 employees working in our paper operations. In addition, there are approximately 12 people working at the office we maintain in Vancouver, British Columbia, Canada. The Celgar mill currently employs approximately 400 people in its operations, the vast majority of which are unionized.
      As the Stendal mill completes its production ramp up in 2006, it and its subsidiaries are expected to employ approximately 580 people. Pursuant to the government grants and financing arranged in connection with the Stendal mill, we have agreed with German state authorities to maintain this number of jobs until 2010.
      Rosenthal and Dresden are bound by collective agreements negotiated with Bergbau-Chemie Energie, or “IG-BCE”, a national union that represents pulp and paper workers. In February 2004, we entered into a new labor agreement with IG-BCE for our pulp workers which provided for a 2% wage increase. The agreement expired at the end of February 2005 and a new agreement was negotiated in the second quarter of 2005, which provides for a 2.5% wage increase for a two year period effective July 1, 2005.
      Stendal has not yet entered into any collective agreements with IG-BCE, although it may do so in 2006. We anticipate that any such agreement would reflect wage levels in accordance with industry standards in this part of Germany. In January 2006, Stendal’s wage levels approximated 90% of the lowest eastern German wage level for a 40 hour work week for similar industrial companies. We expect that, over time, as the Stendal mill ramps up production and subject to general economic conditions, wage levels at the Stendal mill will correspond with those for similarly situated producers in Germany.
      In February 2004, we entered into a new labor agreement with workers at our paper mills which provided for a 1.5% wage increase on each of February 1, 2004, July 1, 2004, January 1, 2005 and July 1, 2005. This

agreement has been extended while we negotiate a new agreement with workers at our paper mills. We currently expect to conclude a new agreement in 2006.
      We consider the relationships with our employees to be good. We have implemented profit sharing plans, training programs and early retirement schemes for the benefit of our German employees. Over 90% of the employees at our German pulp and paper operations have post-secondary education or are trained tradespersons. Although no assurances can be provided, we have not had any significant work stoppages at any of our German operations and we would therefore expect to enter into labor agreements with our pulp and paper workers in Germany without any significant work stoppages at our German mills.
      A collective agreement was reached with the union hourly workers at the Celgar mill in January 2003 which has a term of five years. The agreement provides for wage increases effective May 2003 of 2.5% in each of 2003 and 2004, and 2% in each of the following three years.
Additional Information
      We make available free of charge on or through our website at www.mercerinternational.com annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and all amendments to these reports, as soon as reasonably practicable after we file these materials with the SEC. The public may read and copy any material we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site at www.sec.gov that contains reports, proxy and information statements, and other information regarding us.

ITEM 1A.	RISK FACTORS
      This Annual Report on Form 10-K contains forward looking statements. Statements that are not historical or current facts, including statements about our expectations, anticipated financial results, projected capital expenditures and future business prospects, are forward looking statements. You can identify these statements by our use of words such as “may”, “will”, “expect”, “believe”, “should”, “plan”, “anticipate” and other similar expressions. You can find examples of these statements throughout this report, including the description of business in “Item 1. Business” and the “Management Discussion and Analysis of Financial Condition and Results of Operations”. We cannot guarantee that our actual results will be consistent with the forward looking statements we make in this report. You should review carefully the risk factors listed below, as well as those factors listed in other documents we file with the SEC. We note that additional risks not presently known to us or that we may currently deem immaterial may also impair our business and operations. We do not assume an obligation to update any forward looking statement.
Our level of indebtedness could negatively impact our financial condition and results of operations.
      As of December 31, 2005, we had approximately €950.2 million of indebtedness outstanding, of which €603.0 million is project debt of Stendal. In February 2005, we sold $310 million in principal amount of 9.25% senior notes due 2013 as well as repaid all of the net bank indebtedness of our Rosenthal mill. We may also incur additional indebtedness in the future. Our high debt levels may have important consequences for us, including, but not limited to the following:

•	our ability to obtain additional financing to fund future operations or meet our working capital needs or any such financing may not be available on terms favorable to us or at all;

•	a certain amount of our operating cash flow is dedicated to the payment of principal and interest on our indebtedness, thereby diminishing funds that would otherwise be available for our operations and for other purposes;

•	a substantial decrease in net operating cash flows or increase in our expenses could make it more difficult for us to meet our debt service requirements, which could force us to modify our operations; and

•	our leveraged capital structure may place us at a competitive disadvantage by hindering our ability to adjust rapidly to changing market conditions or by making us vulnerable to a downturn in our business or the economy in general.
      Our ability to repay or refinance our indebtedness will depend on our future financial and operating performance. Our performance, in turn, will be subject to prevailing economic and competitive conditions, as well as financial, business, legislative, regulatory, industry and other factors, many of which are beyond our control. Our ability to meet our future debt service and other obligations may depend in significant part on the success of the Stendal mill, our ability to successfully integrate the Celgar mill into our operations and the extent to which we can implement successfully our business and growth strategy. We cannot assure you that the Stendal mill will be successful, that we will be able to successfully integrate the Celgar mill into our operations or that we will be able to implement our strategy fully or that the anticipated results of our strategy will be realized.
Our business is highly cyclical in nature.
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
      Industry capacity can fluctuate as changing industry conditions can influence producers to idle production or permanently close machines or entire mills. In addition, to avoid substantial cash costs in idling or closing a mill, some producers will choose to operate at a loss, sometimes even a cash loss, which can prolong weak pricing environments due to oversupply. Oversupply of our products can also result from producers introducing new capacity in response to favorable pricing trends.
      Demand for pulp and paper products has historically been determined by the level of economic growth and has been closely tied to overall business activity.
      During 2001 and 2002, pulp list prices fell significantly. Although pulp prices have improved overall since then, they will continue to fluctuate in the future. Further, we cannot predict the impact of economic weakness in certain world markets or the impact of war, terrorist activity or other events on our markets.
      Prices for our products are driven by many factors outside our control, and we have little influence over the timing and extent of price changes, which are often volatile. Because market conditions beyond our control determine the prices for our products, the price for any one or more of these products may fall below our cash production costs, requiring us to either incur short-term losses on product sales or cease production at one or more of our manufacturing facilities. Therefore, our profitability with respect to these products depends on managing our cost structure, particularly raw materials which represent a significant component of our operating costs and can fluctuate based upon factors beyond our control. If the prices of our products decline, or if raw materials increase, or both, demand for our products may decline and our sales and profitability could be materially adversely affected.
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
Our Stendal mill is subject to risks commonly associated with the ramp up of large greenfield industrial projects.
      The Stendal mill has been constructed near the town of Stendal, Germany. The aggregate cost of the mill is approximately €1.0 billion. The performance of the Stendal mill has had a material impact on our financial condition and operating performance. The construction of the Stendal mill commenced in 2002 and was completed in the third quarter of 2004. We are currently ramping up production at the Stendal mill. Our ongoing ramp up of the Stendal mill is subject to risks commonly associated with the ramp up of large greenfield industrial projects which could result in the Stendal mill experiencing operating difficulties or delays and the Stendal mill may not achieve our planned production, timing, quality, environmental or cost projections, which could have a material adverse effect on our results of operations, financial condition and cash flows. These risks include, without limitation, equipment failures or damage, errors or miscalculations in engineering, design specifications or equipment manufacturing, faulty construction or workmanship, defective equipment or installation, human error, industrial accidents, weather conditions, failure to comply with environmental and other permits, and complex integration of processes and equipment.
The failure to successfully integrate the Celgar mill with our business may adversely affect our results of operations.
      Our future performance will depend in part on how well we integrate the Celgar mill with our operations. The Acquisition is larger than any of the other acquisitions we have made. Integrating the Celgar mill with our operations will be a complex, time consuming and potentially expensive process. Further, the expense of upgrading the Celgar mill to enhance its operations may be more significant than currently anticipated.
      All of the pulp produced by the Celgar mill was sold by third party agents. We are now supervising and performing most of its sales functions directly. We cannot assure you that our internal sales staff and third party agents will be able to sell the combined pulp production of our three pulp mills on terms as favorable as those achieved by such agents previously.
      We estimate that we will incur significant costs associated with the assimilation of the Celgar mill with our operations. The actual costs may substantially exceed our estimates and unanticipated expenses associated with such integration may arise. Furthermore, we may not have identified adverse information or all of the risks concerning the assets we have acquired. If we are unable to address any of these risks, our results of operations and financial condition could be materially adversely affected and the operations of the Celgar mill may not achieve the results or otherwise perform as expected. Further, if the benefits of the Acquisition do not exceed the costs, our financial results will be adversely affected.
      We cannot guarantee that we will successfully integrate the Celgar mill with our operations. If we are unable to address any of these risks, our results of operations and financial condition could be materially adversely affected and the operations of the Celgar mill may not achieve the results or otherwise perform as expected.
We have only limited recourse under the acquisition agreement for losses relating to the Acquisition.
      The diligence conducted in connection with the Acquisition and the indemnification provided in the acquisition agreement may not be sufficient to protect us from, or compensate us for, all losses resulting from the Acquisition. Subject to certain exceptions, the maximum amount we may claim is limited to $30.0 million ($20.0 million in the case of environmental losses). Subject to certain exceptions, the vendor is only liable for misrepresentations or breaches of warranty for 15 months from the closing date of the Acquisition (12 months in the case of environmental losses). A material loss associated with the Acquisition for which there is no adequate remedy under the acquisition agreement could materially adversely affect our results of operations and financial condition and reduce the anticipated benefits of the Acquisition.
We may not be able to enhance the operating performance and financial results or lower the costs of the Celgar mill as planned.
      While we are implementing a number of initiatives to reduce operating costs, increase production and improve the financial results of the Celgar mill, we may not be able to achieve our planned operating improvements, cost reductions, capacity increases or improved price realizations in our expected time periods, if at all. In addition, some of the improvements that we hope to achieve depend upon capital expenditure projects that we are implementing at the Celgar mill. Such capital projects may not be completed in our expected time periods, if at all, may not achieve the results that we have estimated or may have a cost substantially in excess of our planned amounts.
Increases in our capital expenditures or maintenance costs could have a material adverse effect on our cash flow and our ability to satisfy our debt obligations.
      Our business is capital intensive. Our annual capital expenditures may vary due to fluctuations in requirements for maintenance, business capital, expansion and as a result of changes to environmental regulations that require capital expenditures to bring our operations into compliance with such regulations. In addition, our senior management and board of directors may approve projects in the future that will require significant capital expenditures. Increased capital expenditures could have a material adverse effect on our cash flow and our ability to satisfy our debt obligations. Further, while we regularly perform maintenance on our manufacturing equipment, key pieces of equipment in our various production processes may still need to be repaired or replaced. If we do not have sufficient funds or such repairs or replacements are delayed, the costs of repairing or replacing such equipment and the associated downtime of the affected production line could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Any failure by us to efficiently and effectively manage our growth could adversely affect our business.
      Expansion of our business, including, particularly, the integration of the Celgar mill into our operations and the ramp up of the Stendal mill, may place strains on our personnel, financial and other resources. In order to successfully manage our growth we must identify, attract, motivate, train and retain skilled managerial, financial, engineering, business development, sales and marketing and other personnel. Competition for these types of personnel is intense. If we fail to efficiently manage our growth and compete for these types of personnel, it could adversely affect the quality of our services and, in turn, materially adversely affect our business and the price of our shares.
We are exposed to currency exchange rate and interest rate fluctuations.
      A large majority of our sales, other than those of the Celgar mill, in 2005 were in products quoted in U.S. dollars while most of our operating costs and expenses were incurred in Euros. In addition, all of the products sold by the Celgar mill are quoted in U.S. dollars and the costs of the Celgar mill are primarily incurred in Canadian dollars. Our results of operations and financial condition are reported in Euros. As a result, our revenues have been adversely affected by the significant decrease in the value of the U.S. dollar relative to the Euro and by a decrease in the value of the U.S. dollar relative to the Canadian dollar. Such shifts in currencies relative to the Euro and the Canadian dollar reduce our operating margins and the cash flow available to fund our operations and to service our debt. This could have a material adverse effect on our business, financial condition, results of operations and cash flows.
      Stendal has entered into variable-to-fixed interest rate swaps to fix interest payments under the Stendal mill financing facility, which had kept Stendal from benefiting from the general decline in interest rates over the last two years. These derivatives are marked to market at the end of each reporting period and all unrealized gains and losses are recognized in earnings for the relevant reporting periods.
We use derivatives to manage certain risk which has caused significant fluctuations in our operating results.
      A significant amount of our sales revenue is based on pulp sales quoted in U.S. dollars while our reporting currency is Euros and our costs are predominantly in Euros and, since the Acquisition of the Celgar pulp mill, in Canadian dollars. We therefore use foreign currency derivative instruments primarily to manage against depreciation of the U.S. dollar against the Euro.
      We also use derivative instruments to limit our exposure to interest rate fluctuations. Concurrently with entering into the Stendal financing, Stendal entered into variable-to-fixed rate interest swaps for the full term of the facility to manage its interest rate risk exposure with respect to a maximum aggregate amount of approximately $612.6 million of the principal amount of such facility. Stendal has also entered into currency swaps and a currency forward contract in connection with such facility. Rosenthal had also entered into currency swap, currency forward, interest rate and interest cap derivative instruments in connection with its outstanding floating rate indebtedness. Our derivative instruments are marked to market and can materially impact our operating results. For example, our operating results for 2005 included realized and unrealized losses of €68.3 million on currency derivatives and realized and unrealized net losses of €3.5 million on the interest rate derivatives when they were marked to market. Further, in February 2005, we converted a large portion of our long-term indebtedness into U.S. dollars by issuing $310 million of senior notes to refinance all of Rosenthal’s bank indebtedness and to fund a portion of the purchase price for the Acquisition of the Celgar mill. If any of the variety of instruments and strategies we utilize are not effective, we may incur losses which may have a materially adverse effect on our business, financial condition, results of operations and cash flow. Further, we may in the future use derivative instruments to manage pulp price risks. The purpose of our derivative activity may also be considered speculative in nature; we do not use these instruments with respect to any pre-set percentage of revenues or other formula, but either to augment our potential gains or reduce our potential losses depending on our perception of future economic events and developments.
Fluctuations in the price and supply of our raw materials could adversely affect our business.
      Wood chips and pulp logs comprise the fiber used by our three pulp mills. The fiber used by our paper mills consists of waste paper and pulp. Such fiber is cyclical in terms of both price and supply. The cost of wood chips and pulp logs is primarily affected by the supply and demand for lumber. The cost of fiber for our paper mills is primarily affected by the supply and demand for paper and pulp. Demand for these raw materials is determined by the volume of pulp and paper products produced globally and regionally. The markets for pulp and paper products, including our products, are highly variable and are characterized by periods of excess product supply due to many factors, including periods of insufficient demand due to weak general economic activity or other causes. The cyclical nature of pricing for these raw materials represents a potential risk to our profit margins if pulp producers are unable to pass along price increases to their customers.
      We do not own any timberlands or have any long-term governmental timber concessions nor do we have any long-term fiber contracts at our German operations. Although raw materials are available from a number of suppliers, and we have not historically experienced supply interruptions or substantial price increases, our requirements will increase as the Stendal mill reaches its full production capacity and as we upgrade the Celgar mill, and we may not be able to purchase sufficient quantities of these raw materials to meet our production requirements at prices acceptable to us during times of tight supply. In addition, the quality of fiber we receive could be reduced as a result of industrial disputes, material curtailments or shut-down of operations by suppliers, government orders and legislation, acts of god, natural catastrophes, weather and other events beyond our control. An insufficient supply of fiber or reduction in the quality of fiber we receive would materially adversely affect our business, financial condition, results of operations and cash flow. In addition to the supply of wood fiber, we are dependent on the supply of certain chemicals and other inputs used in our production facilities. Any disruption in the supply of these chemicals or other inputs could affect our ability to meet customer demand in a timely manner and would harm our reputation. Any material increase in the cost of these chemicals or other inputs could have a material adverse effect on our business, results of operations, financial condition and cash flows.
We operate in highly competitive markets.
      We sell our products globally, with a large percentage sold in Europe, North America and Asia. The markets for our products are highly competitive. A number of other global companies compete in each of these markets and no company holds a dominant position. For both pulp and paper, many companies produce products that are largely standardized. As a result, the primary basis for competition in our markets has been price. Many of our competitors have greater resources and lower leverage than we do and may be able to adapt more quickly to industry or market changes or devote greater resources to the sale of products than we can. There can be no assurance that we will continue to be competitive in the future.

We are subject to extensive environmental regulation and we could have environmental liabilities at our facilities.
      Our operations are subject to numerous environmental laws as well as permits, guidelines and policies. These laws, permits, guidelines and policies govern, among other things:

•	unlawful discharges to land, air, water and sewers;

•	waste collection, storage, transportation and disposal;

•	hazardous waste;

•	dangerous goods and hazardous materials and the collection, storage, transportation and disposal of such substances;

•	the clean-up of unlawful discharges;

•	land use planning;

•	municipal zoning; and

•	employee health and safety.
      In addition, as a result of our operations, we may be subject to remediation, clean up or other administrative orders, or amendments to our operating permits, and we may be involved from time to time in administrative and judicial proceedings or inquiries. Future orders, proceedings or inquiries could have a material adverse effect on our business, financial condition and results of operations. Environmental laws and land use laws and regulations are constantly changing. New regulations or the increased enforcement of existing laws could have a material adverse effect on our business and financial condition. In addition, compliance with regulatory requirements is expensive, at times requiring the replacement, enhancement or modification of equipment, facilities or operations. There can be no assurance that we will be able to maintain our profitability by offsetting any increased costs of complying with future regulatory requirements.
      We are subject to liability for environmental damage at the facilities that we own or operate, including damage to neighboring landowners, residents or employees, particularly as a result of the contamination of soil, groundwater or surface water and especially drinking water. The costs of such liabilities can be substantial. Our potential liability may include damages resulting from conditions existing before we purchased or operated these facilities. We may also be subject to liability for any off-site environmental contamination caused by pollutants or hazardous substances that we or our predecessors arranged to transport, treat or dispose of at other locations. In addition, we may be held legally responsible for liabilities as a successor owner of businesses that we acquire or have acquired. Except for Stendal, our facilities have been operating for decades and we have not done invasive testing to determine whether or to what extent environmental contamination exists. As a result, these businesses may have liabilities for conditions that we discover or that become apparent, including liabilities arising from non-compliance with environmental laws by prior owners. Because of the limited availability of insurance coverage for environmental liability, any substantial liability for environmental damage could materially adversely affect our results of operations and financial condition.
      Enactment of new environmental laws or regulations or changes in existing laws or regulations might require significant capital expenditures. We may be unable to generate sufficient funds or access other sources of capital to fund unforeseen environmental liabilities or expenditures.
We may incur significant taxes if the U.S. Internal Revenue Service and other non-U.S. taxing authorities do not agree with our tax treatment of the Conversion.
      Changes in tax laws, treaties or regulations or the interpretation or enforcement of these tax laws, treaties or regulations, could adversely affect the tax consequences of the Conversion on us, our subsidiaries and our shareholders. In addition, if the U.S. Internal Revenue Service or other taxing authorities do not agree with our assessment of the effects or interpretation of these laws, treaties and regulations, we could incur a material amount of U.S. federal income tax as a result of the Conversion.

We are subject to risks related to our employees.
      The majority of our employees are unionized. The collective agreement relating to employees at our paper mills in Germany has expired and we are currently negotiating a new agreement with them. The collective agreement relating to our pulp workers at the Rosenthal mill expires in the third quarter of 2007. In addition, we may enter into an initial collective agreement with our pulp workers at the Stendal mill in 2006. The collective agreement relating to our hourly workers at the Celgar mill expires in 2008. Although we have not experienced any work stoppages in the past, there can be no assurance that we will be able to negotiate acceptable collective agreements or other satisfactory arrangements with our employees upon the expiration of our collective agreements or in conjunction with the establishment of a new agreement or arrangement with our pulp workers at the Stendal mill and the paper mills. This could result in a strike or work stoppage by the affected workers. The registration or renewal of the collective agreements or the outcome of our wage negotiations could result in higher wages or benefits paid to union members. Accordingly, we could experience a significant disruption of our operations or higher on-going labor costs, which could have a material adverse effect on our business, financial condition, results of operations and cash flow.
We rely on German federal and state government grants and guarantees.
      We currently benefit from a subsidized capital expenditure program and lower cost of financing as a result of German federal and state government grants and guarantees at our Stendal mill. Should either the German federal or state governments fail to honor or be prohibited from honoring legislative grants and guarantees at Stendal, or should we be required to repay any such legislative grants, this may have a material adverse effect on our business, financial condition, results of operations and cash flow.
We are dependent on key personnel.
      Our future success depends, to a large extent, on the efforts and abilities of our executive and senior mill operating officers. Such officers are industry professionals many of whom have operated through multiple business cycles. Our officers play an integral role in, among other things:

•	sales and marketing;

•	reducing operating costs;

•	identifying capital projects which provide a high rate of return; and

•	prioritizing expenditures and maintaining employee relations.
      The loss of one or more of our officers could make us less competitive in these areas which could materially adversely affect our business, financial condition, results of operations and cash flows. We do not maintain any key person life insurance on any of our executive or senior mill operating officers.
We may experience disruptions to our production and delivery.
      A material disruption at one of our manufacturing facilities could prevent us from meeting customer demand, reduce our sales and/or negatively impact our results of operations. Any of our pulp or paper manufacturing facilities could cease operations unexpectedly due to a number of events, including:

•	maintenance outages;

•	prolonged power failures;

•	an equipment failure;

•	design error or operator error;

•	chemical spill or release;

•	explosion of a boiler;

•	disruptions in the transportation infrastructure, including roads, bridges, railway tracks and tunnels;

•	fires, floods, earthquakes or other natural catastrophes; and

•	labour difficulties or other operational problems.
      Any such downtime or facility damage could prevent us from meeting customer demand for our products and/or require us to make unplanned capital expenditures. If any of our facilities were to incur significant downtime, our ability to meet our production capacity targets and satisfy customer requirements would be impaired and could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Our insurance coverage may not be adequate.
      We have obtained insurance coverage that we believe would ordinarily be maintained by an operator of facilities similar to our pulp and paper mills. Our insurance is subject to various limits and exclusions. Damage or destruction to our facilities could result in claims that are excluded by, or exceed the limits of, our insurance coverage.
Washington State law and our Articles of Incorporation may have anti-takeover effects which will make an acquisition of our Company by another company more difficult.
      We are subject to the provisions of the Revised Code of Washington, Chapter 23B.19, which prohibits a Washington corporation, including our Company, from engaging in any business combination with an “acquiring person” for a period of five years after the date of the transaction in which the person became an acquiring person, unless the business combination is approved in a prescribed manner. A business combination includes mergers, asset sales as well as certain transactions resulting in a financial benefit to the acquiring person. Subject to certain exceptions, an “acquiring person” is a person who, together with affiliates and associates, owns, or within five years did own, 10% or more of the corporation’s voting stock. We may in the future adopt certain measures that may have the effect of delaying, deferring or preventing a change in control of our Company. Certain of such measures, including, without limitation, a shareholder rights plan, may be adopted without any further vote or action by the holders of our shares. These measures may have anti-takeover effects, which may delay, defer or prevent a takeover attempt that a holder of our shares might consider in its best interest.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.
      None.

ITEM 2.	PROPERTIES
      We lease offices in Seattle, Washington, Vancouver, British Columbia, and in Germany. We own the Rosenthal mill, the Celgar mill and the paper mills and the underlying property. The Stendal mill is situated on property owned by Stendal, our 63.6% owned subsidiary.
      The Rosenthal mill is situated on a 220 acre site near the town of Blankenstein in the State of Thuringia, approximately 300 kilometers south of the Stendal mill. The Saale river flows through the site of the mill. In late 1999, we completed a major capital project which converted the Rosenthal mill to the production of kraft pulp. It is a single line mill with an annual production capacity of approximately 310,000 ADMTs of kraft pulp. The mill is self-sufficient in steam and electrical power. Some excess electrical power which is constantly generated is sold to the regional power grid. The facilities at the mill include:

•	an approximately 723,000 square feet fiber storage area;

•	barking and chipping facilities for pulp logs;

•	a fiber line, which includes a Kamyr continuous digester and bleaching facilities;

•	a pulp machine, which includes a dryer and a cutter;

•	an approximately 63,000 square foot finished goods storage area;

•	a chemical recovery system, which includes a recovery boiler, evaporation plant and recausticizing plant;

•	a fresh water plant;

•	a wastewater treatment plant; and

•	a power station with a turbine capable of producing 45 megawatts of electric power from steam produced by the recovery boiler and a power boiler.
      The Stendal mill is situated on a 200 acre site owned by Stendal that is part of a larger 1,250 acre industrial park (the rest of which is owned by a minority shareholder of Stendal) near the town of Stendal in the State of Sachsen-Anhalt, approximately 300 kilometers north of the Rosenthal mill and 130 kilometers from the city of Berlin. The mill is adjacent to the Elbe river and has access to harbor facilities for water transportation. Construction of the Stendal mill was completed in the third quarter of 2004. The mill is a single line mill with a designed annual production capacity of approximately 552,000 ADMTs of kraft pulp. The Stendal mill will be self-sufficient in steam and electrical power. Some excess electrical power which is constantly being generated will be sold to the regional power grid. The facilities at the mill include:

•	an approximately 920,000 square feet fiber storage area;

•	barking and chipping facilities for pulp logs;

•	a fiber line, which includes eight Superbatch digester and bleaching facilities;

•	a pulp machine, which includes a dryer and a cutter;

•	an approximately 108,000 square foot finished goods storage area;

•	a recovery line, which includes a recovery boiler, evaporation plant, recausticizing plant and lime kiln;

•	a fresh water plant;

•	a wastewater treatment plant; and

•	a power station with a turbine capable of producing approximately 100 megawatts of electric power from steam produced by the recovery boiler and a power boiler.
      The Celgar mill is situated on a 400 acre site near the city of Castlegar, British Columbia in Canada. The mill is located on the south bank of the Columbia River, approximately 600 kilometers east of the port city of Vancouver, British Columbia, and approximately 32 kilometers north of the Canada-United States border. The city of Seattle, Washington is approximately 650 kilometers southwest of Castlegar. It is a single line mill with a current annual production capacity of approximately 430,000 ADMTs of NBSK pulp. Internal power generating capacity could, with certain capital improvements, enable the Celgar mill to be self-sufficient in electrical power and at times to sell surplus electricity. The facilities at the Celgar mill include:

•	fiber storage facilities consisting of four vertical silos and an asphalt surfaced yard with a capacity of 200,000 m3 of chips;

•	a woodroom containing debarking and chipping equipment for pulp logs;

•	a fiber line, which includes a dual vessel hydraulic digester, pressure knotting and screening, single stage oxygen delignification and bleaching facilities;

•	two pulp machines;

•	a chemical recovery system, which includes a recovery boiler, recausticizing area and effluent treatment system; and

•	a turbine generator capable of producing approximately 52 megawatts of electric power from steam produced by a recovery boiler and power boiler.

      The Heidenau mill is situated on a 26 acre site in the town of Heidenau in the State of Saxony at the Elbe river, approximately 120 kilometers east of the Fährbrücke mill and 12 kilometers south of the city of Dresden. The mill was constructed in 1956 and has been continually upgraded. The mill has a rated annual production capacity of approximately 45,000 ADMTs of specialty papers. The facilities at the mill include:

•	an approximately 34,200 square feet fiber storage area;

•	an approximately 57,600 square foot paper machine building, which houses a PAMA paper machine with a 339 centimeter trim width, processing speed of 300 meters per minute and including, among other things, a stock preparation unit, approach system, press section and dryer section;

•	a fresh water plant, which consists of 15 wells;

•	a wastewater treatment plant; and

•	a power plant, which includes a gas turbine capable of producing approximately 4,250 kilowatts of electric power, a waste heat boiler capable of producing 17 tonnes per hour of steam generated power and an auxiliary boiler capable of producing five tonnes per hour of steam generated power.
      The Fährbrücke mill is situated on a 27 acre site near the town of Fährbrücke in the State of Saxony, in the western part of the Erzgebirge mountains at the Zwickauer Mulde river. The mill is approximately 100 kilometers east of the Rosenthal mill and approximately 120 kilometers west of the Heidenau mill. The mill was constructed between 1972 and 1973 and has been continually upgraded. The mill has a rated annual production capacity for approximately 40,000 ADMTs of printing and writing papers and specialty papers. The mill uses virgin fiber in producing various grades of printing and writing papers and specialty papers. The facilities at the mill include:

•	an approximately 69,300 square feet fiber storage area;

•	an approximately 60,300 square foot paper machine building, which houses a Voith paper machine with a 276 centimeter trim width, processing speed of 600 meters per minute and including, among other things, a pulper unit, paper chemical preparation unit, refiner system, stock blending system, approach system, press section and dryer section;

•	a fresh water plant;

•	a power plant, which consists of, among other things, a gas turbine which can produce approximately 4,280 kilowatts of electric power, a waste heat boiler which can produce 22 tonnes per hour of steam generated power and a heavy duty boiler which can produce 3.2 tonnes per hour of steam; and

•	a two-stage biological wastewater treatment plant.
      The following table sets out, by primary product class, our production capacity and actual production for the periods indicated:

	Annual		Production(1)
	Production		Year Ended December 31,
Product Class	Capacity(2)		2005	2004	2003

			(ADMTs)
Pulp	1,292,000	(3)	1,184,619	446,710	310,244
Papers
Specialty Papers	55,000	(4)	42,077	37,915	40,424
Printing Papers	30,000	(4)	23,438	24,842	21,488

Total Papers	70,000	(4)	65,515	62,757	61,912

Total	1,362,000		1,250,134	509,467	372,156

(1)	As the Stendal mill was started up in mid-September 2004, the actual production for 2004 includes production from the Stendal mill from the time of its start up. In addition, as we acquired the Celgar mill in February 2005, the actual production for 2005 includes production from the Celgar mill from the time of its Acquisition.

(2)	Capacity is the rated capacity of the plants for the year ended December 31, 2005, which is based upon production for 365 days a year. Targeted production is generally based upon 353 days per year for the Rosenthal and Stendal mills, 350 days per year for the Celgar mill and 340 days per year for the paper mills.

(3)	Comprised of 310,000 ADMTs for our Rosenthal mill, 552,000 ADMTs for our Stendal mill and 430,000 ADMTs for our Celgar mill.

(4)	Based upon the current product mix at the paper mills, the aggregate annual production capacity of the paper mills is approximately 70,000 ADMTs. The rated aggregate annual production capacity of the paper mills is approximately 85,000 ADMTs.
     At the end of 2005, substantially all of our pulp related assets relating to the Stendal mill were pledged to secure the Stendal Loan Facility. The working capital facilities established for the Rosenthal and Celgar mills are secured by first charges against the inventories and receivables at the respective mills.
ITEM 3.     LEGAL PROCEEDINGS
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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
      Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
      (a) Market Information. Our shares are quoted for trading on the Nasdaq National Market under the symbol “MERC” and listed in U.S. dollars on the Toronto Stock Exchange under the symbol “MRI.U”. The following table sets forth the high and low reported sale prices of our shares on the Nasdaq National Market for each quarter in the two year period ended December 31, 2005, and for the period ended March 14, 2006:

Fiscal Quarter Ended	High	Low

2004
March 31	$9.55	$6.31
June 30	9.78	7.40
September 30	10.10	8.16
December 31	11.35	8.29

2005
March 31	11.40	8.50
June 30	9.21	6.89
September 30	8.95	6.86
December 31	8.39	6.78

2006
Period ended March 14	9.30	8.22
      (b) Shareholder Information. As at March 14, 2006, there were approximately 478 holders of record of our shares and a total of 33,169,140 shares were outstanding.
      (c) Dividend Information. The declaration and payment of dividends is at the discretion of our board of directors. Our board of directors has not declared or paid any dividends on our shares in the past two years and does not anticipate declaring or paying dividends in the foreseeable future.
      (d) Equity Compensation Plans. The following table sets forth information as at December 31, 2005 regarding: (i) our 1992 amended and restated stock option plan under which options to acquire an aggregate of 3,600,000 of our shares may be granted; and (ii) our 2004 Stock Incentive Plan pursuant to which 1,000,000 of our shares may be issued pursuant to options, stock appreciation rights and restricted shares:

	Number of Shares to be	Weighted-average	Number of Shares
	Issued Upon Exercise of	Exercise Price of	Available for Future
	Outstanding Options	Outstanding Options	Issuance Under Plan

1992 Amended Stock Option Plan	1,155,000	$6.70	130,500
2004 Stock Incentive Plan	30,000	$7.30	814,315(1)

(1)	An aggregate of 155,685 restricted shares have been issued under the plan.
     (e) Private Placements. In October 2003, we completed the sale of $82.5 million in aggregate principal amount of convertible senior subordinated notes due October 15, 2010. The notes bear interest at a rate of 8.5% per annum and are convertible into our shares at a conversion price of $7.75 per share, which is equal to a conversion rate of approximately 129 shares per $1,000 principal amount of the notes, subject to adjustment for certain customary anti-dilution matters. The notes were offered only to qualified institutional buyers in reliance on Rule 144A and to certain buyers outside of the United States in reliance on Regulation S under the Securities Act. The notes were sold to RBC Dain Rauscher Inc., as the initial purchaser. The aggregate initial purchaser’s discounts of the offering were approximately $3.4 million.

      In connection with the offering of the notes, we filed a shelf registration statement on Form S-3 (File No. 33-111118) with the SEC in December 2003 to register for resale the notes and shares into which the notes are convertible on behalf of the purchasers of the notes. The shelf registration statement was declared effective by the SEC on January 29, 2004. We will not receive any proceeds from the sale of the notes or shares into which the notes are convertible. The offering contemplated by this shelf registration statement has terminated due to the expiration of our contractual obligation to maintain the effectiveness of this registration statement and, as a result, in December 2005, we filed a post-effective amendment to this registration statement to deregister the securities originally registered under this registration statement.
      In February 2005, pursuant to the Acquisition of the Celgar mill, we issued 4,210,526 of our shares at a price of $9.50 per share to the vendor of the Celgar mill for gross proceeds of $40 million in reliance on Regulation S under the Securities Act. In connection with the offering of the shares, we filed a shelf registration statement on Form S-3 (File No. 333-125808) with the SEC in June 2005 to register these shares for resale on behalf of the purchaser. The shelf registration statement was declared effective by the SEC on August 12, 2005. We will not receive any proceeds from the sale of the shares under the shelf registration statement.

ITEM 6.     SELECTED FINANCIAL DATA
      The following table sets forth selected historical financial and operating data as at and for the periods indicated. Effective January 1, 2002, we changed our reporting currency from the U.S. dollar to the Euro. Accordingly, the following selected financial data for periods prior to the year ended December 31, 2002 has been restated in Euros and reclassified to conform with the current year’s presentation. The following selected financial data is qualified in its entirety by, and should be read in conjunction with, our consolidated financial statements and related notes contained in this annual report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.
      We commenced construction of our Stendal mill in August 2002. Construction of our Stendal mill was completed in the third quarter of 2004 and the mill is currently in the ramp up phase. The following selected financial data for 2004 includes the operating results of the Stendal mill from its start up in September 2004.
      The following selected financial data reflects the results of operations and financial condition of the Celgar mill from the time of its Acquisition in February 2005.

	Years Ended December 31,

	2005	2004		2003	2002(1)	2001(1)

	(Euro in thousands, other than per share and per ADMT amounts)
Statement of Operations Data
Revenues	€513,908	€237,212		€185,708	€239,132	€216,447
Cost of sales	€484,425	€221,595		€171,192	€213,463	€184,679
Gross profit	€29,483	€15,617		€14,516	€25,669	€31,768
Income (loss) from operations	€16,344	€(17,972)		€(4,541)	€(1,145)	€13,332
Unrealized gains (losses) on derivative financial instruments	€(69,308)	€(32,331)		€(13,153)	€(32,411)	€—
Realized gains (losses) on derivative financial instruments	€(2,455)	€44,467		€29,321	€25,732	€(2,504)
Interest expense(2)	€86,860	€23,749		€11,523	€13,753	€16,170
Net income (loss)	€(117,146)	€19,980		€(3,593)	€(6,322)	€(2,823)
Net income (loss) per share,
Basic	€(3.75)	€1.15		€(0.21)	€(0.38)	€(0.17)
Diluted	€(3.75)	€0.89		€(0.21)	€(0.38)	€(0.17)
Weighted average shares outstanding (in thousands),
Basic	31,218	17,426		16,941	16,775	16,875
Diluted	31,218	28,525		16,941	16,775	16,875
Balance Sheet Data
Current assets	€251,522	€207,409		€128,401	€96,217	€93,212
Current liabilities	€140,327	€229,068		€177,348	€89,889	€77,668
Working capital	€111,195 (3)	€(21,659	)(3)	€(48,947)	€6,328	€15,544
Total assets(4)	€1,393,816	€1,255,649		€935,905	€599,750	€429,593
Long-term liabilities	€1,104,746	€863,840		€625,702	€384,892	€220,312
Shareholders’ equity	€148,743	€162,741		€132,855	€124,969	€131,613
Other Data
Pulp Operations(5):
Pulp sales	€452,437	€182,476		€129,282	€130,173	€146,245
Sales volume (ADMTs)	1,101,304	421,716		303,655	293,607	285,654
Productivity (ADMTs produced per day)	3,656	1,006		898	887	876
Income (loss) from operations	€23,862	€(5,054)		€(1,460)	€1,838	€18,610
Depreciation	€50,906	€26,773		€21,881	€21,567	€21,422
Average price realized (per ADMT)	€407	€423		€417	€443	€512

(1)	We acquired the Landqart specialty paper mill effective December 2001 and we reorganized our interest in Landqart at the end of 2002. Results from the Landqart mill are not included in our results for 2001, but are included for 2002. In 2003 and thereafter, our interest in the Landqart mill is not consolidated.

(2)	We capitalized most of the interest related to the Stendal mill prior to September 18, 2004.

(3)	We have applied for investment grants from the federal and state governments of Germany and had claim expenditures of approximately €7.0 million outstanding at December 31, 2005, which we expect to receive in 2006, and approximately €65.9 million outstanding at December 31, 2004, all of which was received in 2005. However, in accordance with our accounting policies, we do not record these grants until they are received.

(4)	We do not report the effect of government grants relating to our assets in our income. These grants reduce the cost basis of the assets purchased when the grants are received. See “Business — Government Financing”.

(5)	Excluding intercompany sales.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
      The following discussion and analysis of our financial condition and results of operations as at and for the three years ended December 31, 2005 should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this annual report. The following management discussion and analysis of our financial condition and results of operations is based upon the financial statements as at and for the three years ended December 31, 2005.
      The following Management’s Discussion and Analysis of Financial Condition and Results of Operations reflects the results of operations and financial condition of the Celgar mill with an annual production capacity of approximately 430,000 ADMTs from the time of its acquisition in February 2005. In addition, our Stendal mill with an initial annual production capacity of approximately 552,000 ADMTs only commenced production in mid-September 2004.
Results of Operations
      We operate in the pulp and paper business and our operations are located primarily in Germany and Western Canada. Our manufacturing facilities are comprised of: (a) an NBSK pulp mill operated by our wholly-owned subsidiary, Rosenthal, near Blankenstein, Germany, which has an annual production capacity of approximately 310,000 ADMTs; (b) a newly constructed, state-of-the-art NBSK pulp mill, with an initial design production capacity of approximately 552,000 ADMTs per year, near Stendal, Germany owned and operated by our 63.6% owned subsidiary, Stendal; (c) since the Acquisition in February 2005, the Celgar NBSK pulp mill with an annual production capacity of approximately 430,000 ADMTs located near Castlegar, British Columbia, Canada; and (d) two paper mills located at Heidenau and Fährbrücke, Germany, which produce specialty papers and printing and writing papers and, based upon their current product mix, have an aggregate annual production capacity of approximately 70,000 ADMTs.
      The Stendal mill was completed substantially on its planned schedule and budget in the third quarter of 2004 and we are currently ramping up production. Total investment costs in respect of the Stendal mill were approximately €1.0 billion, the majority of which was financed under the Stendal Loan Facility in the amount of €828 million. The Stendal mill underwent extensive testing and evaluation in December 2004 and, in the first quarter of 2005, we delivered an acceptance certificate and assumed responsibility for the operation of the mill. See “Business — Stendal Pulp Mill”.
      Effective September 18, 2004, the Stendal mill was started up and we commenced expensing all of the costs, including interest, related to the Stendal mill. Prior to that date, most of the costs, including interest, relating thereto were capitalized.
      During the fourth quarter of 2005, the Stendal mill took 14 days of planned downtime for maintenance and other improvements at which time it also installed two new digesters and certain additional measures were implemented as agreed to by the principal contractor and certain suppliers in connection with the Acceptance Test. Once fully operational, we believe the additional digesters should increase the annual production capacity of the Stendal mill to in excess of 600,000 ADMTs. The Stendal mill reached approximately 88% of its initial rated capacity in the fourth quarter of 2005. When the ramp up of the Stendal mill is completed in 2006, we expect the mill to operate near its initial rated capacity. See “Business — Stendal Pulp Mill”.
      In February 2005, we acquired the Celgar pulp mill for approximately $210 million. The Celgar mill is a modern NBSK pulp mill that produces high quality NBSK pulp. Since its acquisition, we have been integrating the mill with our operations and are in the process of implementing approximately €20.0 million in capital projects at the mill. For more information about the Acquisition of the Celgar mill, see “Business — The Company — Acquisition of Celgar Pulp Mill”. Our results for the year ended December 31, 2005 include revenues of €139.2 million and operating costs of €148.0 million relating to the Celgar mill.
      In conjunction with the Acquisition, we sold $310 million principal amount of 9.25% senior notes and approximately $91 million of our shares by way of separate public offerings, the net proceeds of which, together with cash on hand, were utilized to pay the cash portion of the purchase price for the Acquisition, including defined working capital, transaction costs, to refinance all of the bank indebtedness of our Rosenthal mill and for working capital. Effective upon closing of the Acquisition, we established a new revolving working capital facility for the Rosenthal mill in the amount of €40 million and for the Celgar mill in the amount of $30 million. See “Business — The Financings” for more information.
      Our financial performance depends on a number of variables that impact sales and production costs. Sales and production results are influenced largely by the market price for products and raw materials, the mix of products produced and foreign currency exchange rates. Kraft pulp and paper markets are highly cyclical, with prices determined by supply and demand. Demand for kraft pulp and paper is influenced to a significant degree by global levels of economic activity and supply is driven by industry capacity and utilization rates. Our product mix is important because premium grades of NBSK pulp and specialty papers generally achieve higher prices and profit margins.
      Our production costs are influenced by the availability and cost of raw materials, energy and labor, and our plant efficiencies and productivity. Our main raw material is fiber in the form of wood chips and pulp logs for pulp production, and waste paper and pulp for paper production. Wood chip and pulp log costs are primarily affected by the supply of, and demand for, lumber and pulp, which are both highly cyclical. Production costs also depend on the total volume of production. High operating rates and production efficiencies permit us to lower our average cost by spreading fixed costs over more units.
      Global economic conditions, changes in production capacity and inventory levels are the primary factors affecting kraft pulp and paper prices. Historically kraft pulp and paper prices have been cyclical in nature. The average annual European list prices for NBSK pulp between 1990 and 2004 ranged from a low of $444 per ADMT in 1993 to a high of $875 per ADMT in 1995. Following a decline in demand in 2001, list prices for NBSK pulp also declined and averaged approximately $463 per ADMT in 2002. An increase in demand resulting from improving American and major European economies and the weakening of the U.S. dollar against the Euro and other major currencies in 2003 resulted in European list prices for NBSK pulp increasing to approximately $560 per ADMT in December 2003 despite relatively high inventory levels. List prices for NBSK pulp in Europe continued to strengthen overall in 2004 due to the relatively weak U.S. dollar and improving world economies, and were approximately $625 per ADMT in December 2004. List prices for NBSK pulp weakened in 2005 primarily due to the strengthening of the U.S. dollar and were approximately $600 per ADMT in Europe at the end of 2005. List prices for NBSK pulp were also generally lower in Asia in 2005. List prices for NBSK pulp improved to approximately $620 per ADMT in Europe in February 2006 and producers are seeking a further $20 per ADMT price increase in the first quarter of 2006. In February 2006, list prices in Asian markets also improved by approximately $50 per ADMT compared to the 2005 fourth quarter levels. However, there can be no assurance that higher list prices for NBSK pulp will be achieved or that they will not fall in the future. A producer’s sales realizations will reflect customer discounts, commissions and other items and NBSK pulp prices will continue to fluctuate in the future.
      Our financial performance for any reporting period is also impacted by changes in the U.S. dollar to Euro and Canadian dollar exchange rates and in interest rates. Changes in currency rates affect our operating results because the price for our principal product, NBSK pulp, is generally based on a global industry benchmark that is quoted in U.S. dollars, even though our sales are primarily invoiced in Euros and Canadian dollars. Therefore, a weakening of the U.S. dollar against the Euro and the Canadian dollar will generally reduce the amount of revenues of our pulp operations. Most of our operating costs at our German mills, including our debt obligations under the Stendal Loan Facility and/or Rosenthal working capital facility, are incurred in Euros. Most of our operating costs at the Celgar mill, including under its working capital facility, are in Canadian dollars. These costs do not fluctuate with the U.S. dollar to Euro or Canadian dollar exchange rates. Thus, a weakening of the U.S. dollar against the Euro and/or the Canadian dollar tends to reduce our sales revenue, gross profit and income from operations. The effect of such weakening against the Euro has been partially offset by gains from time to time on foreign currency derivatives we put into place to protect against such currency movements.
      Changes in interest rates can impact our operating results because the indebtedness we incurred under the credit facilities established for our pulp mills provide for floating rates of interest.

      Changes in currency exchange and interest rates also impact certain foreign currency and interest rate derivatives Rosenthal used and Stendal uses to partially protect against the effect of such changes. Gains or losses on such derivatives are included in our earnings, either as they are settled or as they are marked to market for each reporting period. See “Quantitative and Qualitative Disclosures about Market Risk”.
      During 2005, Stendal entered into currency swaps in the aggregate principal amount of €612.6 million to convert all of its long-term indebtedness under the Stendal Loan Facility from Euros into U.S. dollars, as well as certain currency forwards, some of which matured in 2005, collectively referred to as the “Currency Derivatives”. A net unrealized non-cash holding loss of €66.1 million before minority interests was recorded in respect of the Currency Derivatives that were outstanding at the end of 2005 and a net realized loss of €2.2 million before minority interests was recorded in respect of such Currency Derivatives that matured during 2005, compared to a realized gain of approximately €44.5 million upon the settlement of the currency derivatives relating to the Rosenthal and Stendal mills in 2004. See “Quantitative and Qualitative Disclosures About Market Risk” for more information.
      Stendal, as required under its project financing, entered into variable-to-fixed rate interest swaps, referred to as the “Stendal Interest Rate Swaps”, in August 2002 to fix the interest rate on approximately €612.6 million of indebtedness for the full term of the Stendal Loan Facility. Rosenthal had also entered into forward interest rate and interest cap contracts, referred to as the “Rosenthal Interest Rate Contracts” and, together with the Stendal Interest Rate Swaps, the “Interest Rate Contracts”, in respect of a portion of its long-term indebtedness under the Rosenthal Loan Facility. The Rosenthal Interest Rate Contracts were settled in February 2005 in connection with the repayment of the Rosenthal Loan Facility. See “Business  — The Financings”.
      In the year ended December 31, 2005, we recorded a net unrealized non-cash holding loss of €3.2 million before minority interests on the marked to market valuation of the Stendal Interest Rate Contracts and a realized loss of €0.3 million upon the settlement of the Rosenthal Interest Rate Contracts, versus a net unrealized non-cash holding loss of €32.3 million before minority interests on the Rosenthal and Stendal Interest Rate Contracts in the year ended December 31, 2004.
      Improving world economies resulted in an increase in interest rates in 2005. If world economies continue to strengthen, we would expect interest rates to continue to rise from their historically low levels. Higher interest rates could result in our recording marked to market non-cash holding gains on the Stendal Interest Rate Contracts in future periods. However, a fall in interest rates could result in our recording non-cash holding losses on the Stendal Interest Rate Contracts in future periods when they are marked to market. See “Quantitative and Qualitative Disclosures about Market Risk”.

      Selected sales data for each of our last three years is as follows:

	Year Ended December 31,

	2005	2004	2003

	(ADMTs)
Sales Volume by Product Class
Pulp sales volumes by mill:
Rosenthal	318,171	370,933	303,655
Celgar	344,382	—	—
Stendal	438,751	113,783	—

Total pulp sales volume(1)	1,101,304	421,716	303,655

Paper sales volume	66,379	62,282	62,018

Total sales volume(1)	1,167,683	483,998	365,673

	(in thousands)
Revenues by Product Class
Pulp revenues by mill:
Rosenthal	€ 134,257	€ 137,287	€ 126,594
Celgar	139,213	—	—
Stendal	174,183	41,225	—

Total pulp sales revenues(1)	447,653	178,512	126,594

Paper revenues	61,408	54,591	55,862

Total pulp and paper sales revenues(1)	509,061	233,103	182,456

Third party transportation revenues	4,847	4,109	3,252

Total sales revenues(1)	€ 513,908	€ 237,212	€ 185,708

(1)	Excluding intercompany sales volumes of 14,289, 6,756 and 5,527 ADMTs of pulp and intercompany net sales revenues of approximately €6.3 million, €2.8 million and €2.3 million in 2005, 2004 and 2003, respectively.
Year Ended December 31, 2005 Compared to Year Ended December 31, 2004
      Revenues for the year ended December 31, 2005 increased to €513.9 million from €237.2 million in the comparative period of 2004, because of higher pulp sales resulting from the inclusion of a full year of results of our Stendal mill and the results of our Celgar mill from February 2005. Pulp sales by volume were 1,101,304 ADMTs in 2005, compared to 421,716 ADMTs in 2004. In the year ended December 31, 2005, the Stendal and Celgar mills sold 783,133 ADMTs of NBSK pulp and had sales of €315.2 million.
      Cost of sales and general, administrative and other expenses in the year ended December 31, 2005 increased to €497.6 million from €255.2 million in the comparative period of 2004, primarily as a result of the inclusion of a full year’s results of our Stendal mill and the results of our Celgar mill. We commenced expensing all of the costs, including interest, relating to the Stendal mill effective September 2004 when the mill was started up, prior to which most of the costs, including interest, relating to the Stendal mill were capitalized during its construction.
      In the year ended December 31, 2005, revenues from our pulp operations increased to €452.4 million from €182.5 million in 2004, primarily as a result of the inclusion of a full year of sales at our Stendal mill and sales from our Celgar mill. List prices for NBSK pulp in Europe were approximately €490 ($610) per ADMT in 2005, compared to approximately €496 ($616) per ADMT last year. The decrease in NBSK pulp prices was partially offset by the strengthening of the U.S. dollar versus the Euro in 2005.
      Pulp mill net sales realizations decreased to €407 per ADMT on average in the year ended December 31, 2005 from €423 per ADMT in 2004, primarily as a result of lower price realizations of the Stendal and Celgar mills.

The Stendal mill sold pulp at a discounted price as a result of its ramp up and the Celgar mill sells a large portion of its production in Asian markets which had lower prices than European markets.
      Cost of sales and general, administrative and other expenses for the pulp operations increased to €434.9 million in the year ended December 31, 2005 from €190.4 million in 2004, primarily as a result of €322.0 million of operating costs related to the Stendal and Celgar mills. Beginning in 2005, our German operations became subject to the European Union Emissions Trading Scheme, pursuant to which our German mills have been granted emission allowances. In the year ended December 31, 2005, we recorded a contribution to income from operations of €17.3 million resulting from the sale of emission allowances by our German pulp mills.
      On average, our fiber costs for pulp production at the Rosenthal mill decreased marginally compared to last year.
      Depreciation for the pulp operations increased to €50.9 million in the current period, from €26.8 million in 2004, primarily as a result of €37.8 million of depreciation from the Stendal and Celgar mills, partially offset by lower depreciation at the Rosenthal mill.
      For the year ended December 31, 2005, the pulp operations generated operating income of €23.9 million, versus an operating loss of €5.1 million last year, primarily as a result of higher operating income at our German pulp mills including income from operations of €8.3 million from our Stendal mill, partially offset by an operating loss at our Celgar mill. The strengthening of the Canadian dollar from February 14, 2005, the date of the Acquisition of the Celgar mill, by approximately 5.6% versus the U.S. dollar in 2005 negatively impacted the results of our Celgar mill.
      Paper sales in the year ended December 31, 2005 were €61.5 million, compared with €55.0 million in the same period of last year as a result of higher sales volumes and a shift in the product mix at our paper mills.
      Cost of sales and general, administrative and other expenses for the paper operations in the year ended December 31, 2005 decreased to €63.8 million from €64.7 million in the year ended December 31, 2004.
      For the year ended December 31, 2005, our paper operations generated an operating loss of €2.3 million, compared to an operating loss of €9.8 million in 2004, which included a non-cash impairment charge of €6.0 million related to the Fährbrücke paper mill.
      In the year ended December 31, 2005, we had income from operations of €16.3 million, compared to a loss from operations of €18.0 million last year (which included a €6.0 million non-cash impairment charge), primarily as a result of higher income from, and the sale of emission allowances by, our German pulp mills. Interest expense in the year ended December 31, 2005 increased to €86.9 million from €23.7 million a year ago, due to interest associated with our $310 million senior note issue completed in February 2005 and higher borrowings relating to the Stendal mill. We capitalized most of the interest relating to the Stendal mill prior to its start up in mid-September 2004.
      In the year ended December 31, 2005, Stendal entered into certain foreign currency derivatives to swap all of its long-term bank indebtedness from Euros to U.S. dollars and certain currency forwards. Due to the strengthening of the U.S. dollar versus the Euro in 2005, we recorded a net unrealized non-cash holding loss of €66.1 million before minority interests upon the marked to market valuation of the Currency Derivatives that were outstanding at the end of the 2005 period and a net realized loss of €2.2 million before minority interests in respect of such derivatives that matured during the period. In 2004, we recorded a realized gain of €44.5 million before minority interests upon the settlement of the currency derivatives relating to the Stendal and Rosenthal mills due to the weakening of the U.S. dollar versus the Euro in 2004. In the year ended December 31, 2005, as a result of a decrease in long-term European interest rates, we also recorded an unrealized non-cash holding loss of €3.2 million before minority interests on the marked to market valuation of the Stendal Interest Rate Contracts and a net realized loss of €0.3 million before minority interests upon the settlement of the Rosenthal Interest Rate Contracts. In 2004, we recorded a net unrealized non-cash holding loss of €32.3 million before minority interests on the marked to market valuation of the Rosenthal and Stendal Interest Rate Contracts. See “Quantitative and Qualitative Disclosures About Market Risk” for more information about our derivatives. We also recorded an unrealized non-cash foreign exchange loss on our long-term debt of €4.2 million in 2005 due to the weakening of the Euro versus the U.S. dollar.
      In the year ended December 31, 2005, minority interest, representing the two minority shareholders’ proportionate interest in the Stendal mill, was €17.7 million, compared to €2.5 million in 2004.
      On May 6, 2005, our management determined to record, and our Audit Committee approved, an adjustment of €1.7 million for the non-cash impact of other-than-temporary impairment losses on our available-for-sale securities and a loan receivable that relate to an investment in a venture company, which was a legacy investment that we had held since approximately 1996. In April 2005, the venture company proposed to place itself into liquidation. As a result, management determined to record impairment charges sufficient to reduce its investment to the net amount estimated to be recovered. We do not currently expect the impairment charge to result in any future cash expenditures.
      We reported a net loss for the year ended December 31, 2005 of €117.1 million, or €3.75 per basic and diluted share, which reflected generally weak pulp markets, the realized and unrealized net losses on our currency and interest rate derivatives of €71.8 million, interest expense relating to our Stendal mill of €56.8 million, the unrealized non-cash foreign exchange loss on our long-term debt of €4.2 million and the non-cash impairment charge of €1.7 million relating to investments, partially offset by a non-cash benefit for income taxes of €10.8 million. In 2004, we reported net income of €20.0 million, or €1.15 per basic share and €0.89 per diluted share, which included an income tax benefit of €44.2 million relating to a reorganization of certain of our subsidiary companies.
      We generated “Operating EBITDA” of €68.4 million and €17.2 million in the years ended December 31, 2005 and 2004, respectively. Operating EBITDA is defined as income (loss) from operations plus depreciation and amortization and non-recurring capital asset impairment charges. Operating EBITDA is calculated by adding depreciation and amortization and non-recurring capital asset impairment charges of €52.0 million and €35.1 million to the income from operations of €16.3 million and loss from operations of €18.0 million for the years ended December 31, 2005 and 2004, respectively.
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
      Operating EBITDA has significant limitations as an analytical tool, and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are that Operating EBITDA does not reflect: (i) our cash expenditures, or future requirements, for capital expenditures or contractual commitments; (ii) changes in, or cash requirements for, working capital needs; (iii) the significant interest expense, or the cash requirements necessary to service interest or principal payments, on our outstanding debt; (iv) minority interests on our Stendal NBSK pulp mill operations; (v) the impact of realized or marked to market changes in our derivative positions, which can be substantial; and (vi) Operating EBITDA does not reflect the impact of impairment charges against our investments or assets. Because of these limitations, Operating EBITDA should only be considered as a supplemental performance measure and should not be considered as a measure of liquidity or cash available to us to invest in the growth of our business. See the Statement of Cash Flows set out in our consolidated financial statements included herein. Because all companies do not calculate Operating EBITDA in the same manner, Operating EBITDA as calculated by us may differ from Operating EBITDA or EBITDA as calculated by other companies. We compensate for these limitations by using Operating EBITDA as a supplemental measure of our performance and relying primarily on our GAAP financial statements.
      The following table provides a reconciliation of net loss to loss from operations and Operating EBITDA for the periods indicated:

	Year Ended December 31,

	2005	2004

	(in thousands)
Net income (loss)	€(117,146)	€19,980
Minority interest	(17,674)	(2,454)
Income taxes (benefit)	(10,847)	(44,163)
Interest expense	86,860	23,749
Investment income	(2,467)	(2,948)
Derivative financial instruments, net	71,763	(12,136)
Foreign exchange loss on debt	4,156	—
Impairment of investments	1,699	—

Income (loss) from operations	16,344	(17,972)
Add: Depreciation and amortization	52,041	29,144
Impairment charge	—	6,000

Operating EBITDA	€68,385	€17,172

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003
      Revenues for the year ended December 31, 2004 increased to €237.2 million from €185.7 million in the comparative period of 2003, primarily because of higher pulp sales resulting from the start up of production at our Stendal mill in mid-September 2004. In 2004, pulp sales by volume increased to 421,716 ADMTs from 303,655 ADMTs in 2003. In 2004, the Stendal mill produced 132,694 ADMTs of NBSK pulp and had sales of €42.3 million.
      Cost of sales and general, administrative and other expenses in the year ended December 31, 2004 increased to €255.2 million from €190.2 million in the comparative period of 2003, primarily as a result of the inclusion of production from our Stendal mill. We commenced expensing all of the costs, including interest, relating to the Stendal mill effective September 2004, prior to which most of the costs, including interest, relating to the Stendal mill were capitalized.
      In the year ended December 31, 2004, revenues from our pulp operations increased to €182.5 million from €129.3 million in 2003 as a result of higher prices and production from our Rosenthal mill and the inclusion of production from our Stendal mill. List prices for NBSK pulp in Europe were approximately €496 ($616) per ADMT in 2004, compared to approximately €453 ($523) per ADMT last year. The increase in NBSK pulp prices was partially offset by the weakness of the U.S. dollar versus the Euro in 2004.
      Pulp mill net sales realizations increased to €423 per ADMT on average in the year ended December 31, 2004 from €417 per ADMT in 2003, primarily as a result of higher prices, partially offset by lower price realizations of the Stendal mill during its start up when it sold pulp at a discounted price. We expect that such discount will be eliminated over time.
      Cost of sales and general, administrative and other expenses for the pulp operations increased to €190.4 million in the year ended December 31, 2004 from €133.1 million in 2003, primarily as a result of the inclusion of €63.8 million of operating costs related to the Stendal mill.
      On average, our fiber costs for pulp production at the Rosenthal mill decreased by approximately 3.9% compared to last year.

      Depreciation for the pulp operations increased to €26.8 million in the current period, from €21.9 million in 2003, primarily as a result of the inclusion of €9.0 million of depreciation from the Stendal mill. A change effective July 1, 2004 in our depreciation estimate in respect of our Rosenthal mill resulted in a decrease of €4.4 million in cost of sales.
      For the year ended December 31, 2004, the pulp operations generated an operating loss of €5.1 million, versus an operating loss of €1.5 million in 2003, primarily as a result of a loss from operations of €20.6 million from our Stendal mill. Such loss from our Stendal mill resulted primarily from expensing certain costs associated with the mill prior to its start up and the higher production costs and lower price realizations it incurred during its start up.
      Paper sales in the year ended December 31, 2004 were €55.0 million, compared with €56.4 million in 2003, primarily as a result of a shift in the product mix at the paper mills.
      Cost of sales and general, administrative and other expenses for the paper operations in the year ended December 31, 2004 increased to €64.7 million from €56.3 million in the year ended December 31, 2003, primarily as a result of a non-cash €6.0 million impairment charge relating to our paper operations. In November 2004, our management determined to record and our audit committee approved a non-cash impairment charge of €6.0 million to write-off the carrying value of our Fährbrücke paper mill assets. Based upon its current product mix, the mill has an annual production capacity of approximately 35,000 ADMTs and produces primarily printing and writing paper. We determined to take the impairment charge as the Fährbrücke mill has generated weaker than expected returns over a period of time despite changes to its product mix. We do not expect the impairment charge in and of itself to result in future cash expenditures as we intend to continue to operate the Fährbrücke mill.
      For the year ended December 31, 2004, our paper operations generated an operating loss of €9.8 million, which included the non-cash impairment charge of €6.0 million, compared to operating income of €0.1 million in 2003.
      In 2004, we had a loss from operations of €18.0 million, compared to a loss of €4.5 million last year, primarily as a result of a loss from operations of €20.6 million from our Stendal mill and the €6.0 million non-cash impairment charge related to our Fährbrücke paper mill. Interest expense (excluding capitalized interest of €27.2 million relating to the Stendal pulp mill) in the year ended December 31, 2004 increased to €23.7 million from €11.5 million a year ago, due to higher borrowings resulting primarily from our $82.5 million convertible note issue in October 2003 and the inclusion of interest expense of €12.2 million relating to the Stendal mill. We capitalized most of the interest relating to the Stendal mill prior to its start up in mid-September 2004.
      In the year ended December 31, 2004, we recorded a gain of €44.5 million before minority interests upon the settlement of the currency derivatives relating to the Stendal and Rosenthal mills due to the weakening of the U.S. dollar versus the Euro in 2004. In 2003, we recorded a gain of €29.3 million before minority interests on our then outstanding currency derivatives. In the year ended December 31, 2004, we also recorded an unrealized non-cash holding loss of €32.3 million before minority interests on the marked to market valuation of the Interest Rate Contracts versus a net loss thereon of €13.2 million before minority interests in 2003.
      In the year ended December 31, 2004, minority interest, representing the two minority shareholders’ proportionate interest in the Stendal mill, was €2.5 million, compared to €5.6 million in 2003.
      Our results for 2003 included an adjustment of €5.6 million for the non-cash impact of other-than-temporary impairment losses on our available-for-sale securities.
      During the fourth quarter of 2004, we completed a reorganization of certain of our German subsidiary companies and tax field audits for years prior to 2001 of certain of our German subsidiaries were completed. As a result, we re-evaluated our income tax provision and deferred income tax asset valuation allowance and recorded an income tax benefit of €44.2 million for the year ended December 31, 2004.
      We reported net income for the year ended December 31, 2004 of €20.0 million, or €1.15 per basic share and €0.89 per diluted share, which reflected the positive impact of the net gain on derivative instruments and the income tax benefit, partially offset by the loss from our Stendal mill. In 2003, we reported a net loss of €3.6 million, or €0.21 per basic and diluted share.
      We generated “Operating EBITDA” of €17.2 million and €19.4 million in the years ended December 31, 2004 and 2003, respectively. Operating EBITDA is defined as income (loss) from operations plus depreciation and amortization and non-recurring capital asset impairment charges. Operating EBITDA is calculated by adding depreciation and amortization and non-recurring capital asset impairment charges of €35.1 million and €23.9 million to the loss from operations of €18.0 million and €4.5 million for the years ended December 31, 2004 and 2003, respectively.
      Operating EBITDA has significant limitations as an analytical tool, and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. See the discussion of our results for the year ended December 31, 2005 for additional information relating to such limitations and Operating EBITDA.
      The following table provides a reconciliation of net loss to loss from operations and Operating EBITDA for the periods indicated:

	Year Ended December 31,

	2004	2003

	(in thousands)
Net income (loss)	€19,980	€(3,593)
Minority interest	(2,454)	(5,647)
Income taxes (benefit)	(44,163)	3,172
Interest expense	23,749	11,523
Investment income	(2,948)	(1,653)
Derivative financial instruments, net	(12,136)	(16,168)
Impairment of investments	—	7,825

Loss from operations	(17,972)	(4,541)
Add: Depreciation and amortization	29,144	24,105
Impairment charge	6,000	—

Operating EBITDA	€17,172	€19,564

Liquidity and Capital Resources
      The following table is a summary of selected financial information for the periods indicated:

	Year Ended December 31,

	2005	2004

	(in thousands)
Financial Position
Cash and cash equivalents	€83,547	€49,568
Working capital (deficit)(1)	111,195	(21,659)
Property, plant and equipment	1,024,662	936,035
Total assets	1,393,816	1,255,649
Long-term liabilities	1,104,746	863,840
Shareholders’ equity	148,743	162,741

(1)	Does not include approximately €7.0 million of outstanding government grants at December 31, 2005, which we expect to receive in 2006, and approximately €65.9 million of outstanding government grants at December 31, 2004, all of which we received in 2005, related to the Stendal mill from the federal and state governments of Germany.
     At December 31, 2005, our cash and cash equivalents were €83.5 million, compared to €49.6 million at the end of 2004. We also had €7.0 million of cash restricted to pay construction costs and €24.6 million of cash restricted in a debt service account, both related to the Stendal mill. At December 31, 2005, we qualified for investment grants related to the Stendal mill totaling approximately €7.0 million from the federal and state governments of Germany, which we expect to receive in 2006. These grants, when received, will be applied to repay the amounts drawn under the dedicated tranche of the Stendal Loan Facility. Under our accounting policies, we do not record these grants until they are received. The grants are not reported in our income and reduce the cost basis of the assets purchased when they are received. The balance outstanding under the dedicated tranche of the Stendal Loan Facility will be substantially paid from VAT credits we expect to receive in the ordinary course.
      We expect to meet our interest and debt service expenses and the working and maintenance capital requirements for our operations (other than at Stendal) for the next 12 months from cash flow from operations, cash on hand and the two revolving working capital facilities for the Rosenthal and Celgar mills in the amounts of €40 million and $30 million, respectively.
      We expect to meet the capital requirements for the Stendal mill, including working capital and potential losses during ramp up, interest and debt services expenses for the next 12 months through cash on hand, cash flow from operations, shareholder advances already made to Stendal, the Stendal Loan Facility (which includes a revolving working capital tranche) and the receipt of government grants.
Operating Activities
      We operate in a cyclical industry and our operating cash flows vary accordingly. Our principal operating cash expenditures are for compensation, fiber, chemicals and interest.
      Operating activities in 2005 provided cash of €11.3 million, compared to €9.6 million in 2004. An increase in receivables due primarily to higher pulp sales used cash of €18.8 million in 2005, compared to €21.7 million in 2004. An increase in inventories due primarily to the Acquisition of the Celgar mill used cash of €4.2 million in 2005, compared to €29.0 million in 2004. An increase in accounts payable and accrued expenses primarily due to higher pulp production provided cash of €50.3 million in 2005, compared to €17.3 million in 2004.
      Working capital is subject to cyclical operating needs, the timing of collection of receivables and government grants, and the payment of payables and expenses. In 2005, the increase in working capital was primarily attributable to the receipt of government grants of €84.7 million and higher receivables and inventories resulting from the Acquisition of the Celgar mill.
Investing Activities
      Investing activities in 2005 used cash of €108.2 million primarily related to the Acquisition of the Celgar mill which used cash of €146.6 million and the purchase of property, plant and equipment primarily attributable to the Stendal mill which used cash of €22.0 million, partially offset by a decrease in restricted cash which provided cash of €61.2 million. Investing activities in 2004 used cash of €357.3 million primarily attributable to the Stendal mill.
      We expect capital expenditures in 2006, including the capital improvement project at the Celgar mill, to total approximately €34.0 million. This level of capital expenditure could increase or decrease as a result of a number of factors, including our financial results and future economic conditions. Our planned capital spending in 2006 will be for efficiency and quality projects, replacement projects and on-going environmental compliance.
Financing Activities
      Financing activities provided cash of €126.9 million in the year ended December 31, 2005. A net increase in indebtedness, primarily related to the Acquisition of the Celgar mill, provided cash of €40.7 million in 2005. The issuance of shares primarily in connection with the Acquisition of the Celgar mill provided cash of €66.6 million in 2005. We fully repaid the outstanding amount under the Rosenthal Loan Facility of approximately €143.1 million (net of restricted cash) and indebtedness relating to the landfill at the Rosenthal mill in the amount of approximately €7.6 million in February 2005 from the proceeds of the share and senior note offerings in connection with the Acquisition. A decrease in construction costs payable used cash of €64.2 million and the repayment of capital lease obligations used cash of €6.4 million in 2005. In 2005, the receipt of government grants related to the Stendal mill provided cash of €84.7 million compared to €103.6 million in 2004. Under our accounting policies, these grants are not recorded until received and are not recorded in our income but reduce the cost basis of the assets purchased. Further, the drawdown of minority shareholder advances to Stendal provided cash of €5.5 million in 2005. Financing activities provided cash of €343.5 million in 2004, primarily as a result of a net increase in indebtedness relating to the Stendal mill.
      At December 31, 2005, we had drawn down Nil of the €40.0 million revolving term credit facility relating to the Rosenthal mill and C$14.6 million of the $30.0 million revolving credit facility relating to the Celgar mill. As at December 31, 2005, we had utilized the entire €4.7 million available under the five credit facilities relating to the paper operations. For information about these credit facilities, see “Business — Description of Certain Indebtedness”.
      We have no material commitments to acquire assets or operating businesses. We anticipate that there will be acquisitions of businesses or commitments to projects in the future. To achieve our long-term goals of expanding our asset and earnings base through the acquisition of interests in companies and assets in the pulp and paper and related businesses, and organically through high return capital expenditures at our operating facilities, we will require substantial capital resources. The required necessary resources for such long-term goals will be generated from cash flow from operations, cash on hand, the sale of securities and/or assets, and borrowing against our assets. In addition, we have amounts available under a revolving tranche of the Stendal Loan Facility, and the two revolving working capital facilities established for the Rosenthal and Celgar mills.
Contractual Obligations and Commitments
      The following table sets out our contractual obligations and commitments as at December 31, 2005 in connection with our long-term liabilities.

	Payments Due By Period

Contractual Obligations	2006	2007-2008	2009-2010	Beyond 2010	Total

	(in thousands)
Long-term debt(1)	€751	€12,078	€70,538	€262,603	€345,970
Debt, Stendal(2)	25,550	54,338	75,299	447,763	602,950
Capital lease obligations(3)	4,107	7,700	1,350	—	13,157
Operating lease obligations(4)	894	810	225	146	2,075
Purchase obligations(5)	175,647	129,757	25,314	6,912	337,630
Other long-term liabilities(6)	2,476	5,104	4,494	10,633	22,707

Total	€209,425	€209,787	€177,220	€728,057	€1,324,489

(1)	This reflects principal only relating primarily to indebtedness under credit facilities relating to the pulp and paper mills, but does not reflect indebtedness relating to the Stendal mill. See “Business — Description of Certain Indebtedness”, footnote 2 below and Note 9 to our annual financial statements included herein for a description of such indebtedness. See “Quantitative and Qualitative Disclosure about Market Risk” for information about our derivatives.

(2)	This reflects principal only in connection with indebtedness relating to the Stendal mill, including under the Stendal Loan Facility and convertible notes. See “Business — Description of Certain Indebtedness” and Note 9 to our annual financial statements included herein for a description of such indebtedness. Does not include amounts associated with derivatives entered into in connection with the Stendal Loan Facility. See “Quantitative and Qualitative Disclosure about Market Risk” for information about our derivatives.

(3)	Capital lease obligations relate to transportation vehicles and production equipment. These amounts reflect principal and interest.

(4)	Operating lease obligations relate to transportation vehicles and other production and office equipment.

(5)	Purchase obligations relate primarily to take-or-pay contracts, including for purchases of raw materials, made in the ordinary course of business.

(6)	Other long-term liabilities relate primarily to pension and other post-retirement benefit obligations. Does not include obligations under employment agreements.

Capital Resources
      In addition to our €40 million and $30 million revolving credit facilities for the Rosenthal and Celgar mills and the revolving working capital tranche of the Stendal Loan Facility, respectively, we may seek to raise future funding in the debt markets if our indenture relating to our 9.25% senior notes permits, subject to compliance with the indenture. The indenture governing the senior notes contains various restrictive covenants, including several that are based on a formulation of the financial measure EBITDA, which is net income (loss) adjusted to exclude interest, taxes, depreciation and amortization, certain non-cash charges and extraordinary or otherwise unusual gains or losses, and certain other items. We refer to this formulation of EBITDA as “Indenture EBITDA” which is defined in the senior note indenture as Consolidated EBITDA.
      The indenture governing the senior notes provides that, in order for Mercer Inc. and its restricted subsidiaries (as defined in the indenture) to enter into certain types of transactions, including the incurrence of additional indebtedness, the making of restricted payments and distributions and the completion of mergers and consolidations (other than, in each case, those specifically permitted by our senior note indenture), we must meet a minimum ratio of Indenture EBITDA to Fixed Charges as defined in the senior note indenture of 2.0 to 1.0 on a pro forma basis for the most recently ended four full fiscal quarters. This ratio is referred to and defined as the Fixed Charge Coverage Ratio in the senior note indenture. As at December 31, 2005, Mercer Inc. and our restricted subsidiaries under the indenture governing the senior notes did not meet the Fixed Charge Coverage Ratio. For a description of our senior notes and credit facilities, see “Business — Description of Certain Indebtedness”.
Foreign Currency
      Effective January 1, 2002, we changed our reporting currency from the U.S. dollar to the Euro as a significant majority of our business transactions are originally denominated in Euros. By adopting the Euro, most cumulative foreign currency translation losses were eliminated. However, we hold certain assets and liabilities in U.S. dollars, Canadian dollars and Swiss francs. Accordingly, our consolidated financial results are subject to foreign currency exchange rate fluctuations.
      We translate foreign denominated assets and liabilities into Euros at the rate of exchange on the balance sheet date. Unrealized gains or losses from these translations are recorded in our consolidated statement of comprehensive income and impact on shareholders’ equity on the balance sheet but do not affect our net earnings.
      In the year ended December 31, 2005, we reported a net €5.2 million foreign exchange translation gain and, as a result, the cumulative foreign exchange translation gain reported within comprehensive income increased to €15.6 million at December 31, 2005 from €10.5 million at December 31, 2004.
      Based upon the exchange rate at December 31, 2005, the U.S. dollar increased by approximately 13% in value against the Euro since December 31, 2004. See “Quantitative and Qualitative Disclosures about Market Risk”.
Results of Operations of the Restricted Group Under Our Senior Note Indenture
      The indenture governing our 9.25% senior notes requires that we also provide a discussion in annual and quarterly reports we file with the SEC under Management’s Discussion and Analysis of Financial Condition and Results of Operations of the results of operations and financial condition of Mercer Inc. and our restricted subsidiaries under the indenture, referred to as the “Restricted Group”. As at and during the year ended December 31, 2005, the Restricted Group was comprised of Mercer Inc., certain holding subsidiaries and Rosenthal, and the Celgar mill from the time of its Acquisition in February 2005. As at and during the years ended December 31, 2004 and 2003, the Restricted Group was comprised of Mercer Inc., certain holding subsidiaries and Rosenthal, which was the only member of the Restricted Group with material operations during such periods. As we acquired the Celgar pulp mill in February 2005, its results of operations and financial condition are not included in the discussion relating to the Restricted Group for 2004 and 2003. The Restricted Group excludes our paper operations and our Stendal mill.

      The following is a discussion of the results of operations and financial condition of the Restricted Group. For further information regarding the operating results of Rosenthal, see Note 16 of our annual financial statements included herein. For further information regarding the Restricted Group including, without limitation, a reconciliation to our consolidated results of operations, see Note 22 of our annual financial statements included elsewhere herein.
Restricted Group Results — Year Ended December 31, 2005 Compared to Year Ended December 31, 2004
      Total revenues for the Restricted Group for the year ended December 31, 2005 increased to €276.4 million from €142.2 million in the comparative period of 2004, primarily because of the inclusion of pulp sales from the Celgar mill. Pulp sales realizations for the Restricted Group decreased to €413 per ADMT on average in the year ended December 31, 2005 from €446 per ADMT in 2004, primarily as a result of lower sales prices realized by the Celgar mill, which sells a large portion of its production in Asian markets which had lower sales prices than European markets. The decrease in NBSK pulp prices was partially offset by the strengthening of the U.S. dollar versus the Euro in 2005. As part of enhancing our sales and marketing group and activities, in November 2005 Mercer Inc. assumed responsibility for the pulp sales of the Stendal mill for which it receives a fee from Stendal of approximately 1.4% of sales.
      Costs of sales and general, administrative and other expenses for the Restricted Group in the year ended December 31, 2005 increased to €265.7 million from €129.7 million in the comparative period of 2004, primarily as a result of the inclusion of the results of the Celgar mill, partially offset by lower production costs at the Rosenthal mill.
      Depreciation for the Restricted Group was €23.9 million in the current period, versus €17.8 million in 2004, primarily as a result of the inclusion of depreciation of the Celgar mill, partially offset by lower depreciation at our Rosenthal mill.
      In the year ended December 31, 2005, the Restricted Group reported income from operations of €10.7 million, compared to €12.4 million last year, primarily as a result of higher operating income from our Rosenthal mill, offset by an operating loss at our Celgar mill. The strengthening of the Canadian dollar from February 14, 2005, the date of the Acquisition of the Celgar mill, by approximately 5.6% versus the U.S. dollar in 2005 negatively impacted the results of our Celgar mill. Interest expense for the Restricted Group in the year ended December 31, 2005 increased to €32.4 million from €10.9 million a year ago, primarily due to higher borrowings resulting from our $310 million senior note offering in February 2005.
      On May 6, 2005, our management determined to record, and our Audit Committee approved, a non-cash impairment charge of €1.7 million related to an investment in a venture company, which is the last of a legacy investment that we have held since approximately 1996. We do not currently expect to incur any future cash expenditures related thereto.
      In the year ended December 31, 2005, the Restricted Group realized a loss of €0.3 million on the settlement of the Rosenthal interest rate derivatives, versus a marginal unrealized non-cash holding loss on the marked to market valuation of the interest rate derivatives related to the Rosenthal mill in 2004. In the year ended December 31, 2004, the Restricted Group recorded a realized gain of approximately €13.3 million on the settlement of the currency derivatives related to the Rosenthal mill. The Restricted Group did not have any currency derivatives outstanding during 2005 that materially affected its results. In addition, the Restricted Group recorded an unrealized non-cash foreign exchange loss on debt of €4.2 million in 2005.
      The net loss for the Restricted Group for the year ended December 31, 2005 was €25.2 million, which reflected generally weak markets, higher interest expense of €32.4 million, the unrealized non-cash foreign exchange loss on debt of €4.2 million and the non-cash impairment charge of €1.7 million on investments. The overall strength of the Canadian dollar versus the U.S. dollar in 2005 negatively impacted the results of our Celgar mill. In 2004, the Restricted Group reported net income of €35.1 million, which included an income tax benefit of €17.2 million relating to a reorganization of certain of our subsidiary companies and the gain on derivative instruments of €13.3 million.

      The Restricted Group generated “Operating EBITDA” of €34.6 million and €30.2 million in the years ended December 31, 2005 and 2004, respectively. Operating EBITDA is defined as income (loss) from operations plus depreciation and amortization and non-recurring capital asset impairment charges. Operating EBITDA for the Restricted Group is calculated by adding depreciation and amortization and non-recurring capital asset impairment charges of €23.9 million and €17.8 million to the income from operations of €10.7 million and €12.4 million for the years ended December 31, 2005 and 2004, respectively.
      Operating EBITDA has significant limitations as an analytical tool, and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. See the discussion of Mercer’s results for the year ended December 31, 2005 for additional information relating to such limitations and Operating EBITDA.
      The following table provides a reconciliation of net loss to loss from operations and Operating EBITDA for the Restricted Group for the periods indicated:

	Year Ended
	December 31,

	2005	2004

	(in thousands)
Restricted Group(1)(2)
Net income (loss)	€(25,206)	€35,113
Income taxes (benefit)	1,161	(17,235)
Interest expense	32,352	10,941
Investment and other income	(3,742)	(3,132)
Derivative financial instruments, net	295	(13,242)
Foreign exchange loss on debt	4,156	—
Impairment of investments	1,699	—

Income from operations	10,715	12,445
Add: Depreciation and amortization	23,898	17,766

Operating EBITDA	€34,613	€30,211

(1)	The results of the Celgar pulp mill are not included for 2004.

(2)	See Note 22 of the financial statements included elsewhere herein for a reconciliation to our consolidated results.
Restricted Group Results — Year Ended December 31, 2004 Compared to Year Ended December 31, 2003
      Total revenues for the Restricted Group for the year ended December 31, 2004 increased to €142.2 million from €131.4 million in the comparative period of 2003, primarily because of higher pulp sales from the Rosenthal mill. Pulp sales realizations for the Rosenthal mill increased to €446 per ADMT on average in the year ended December 31, 2004 from €417 per ADMT in 2003, primarily as a result of higher prices. The increase in NBSK pulp prices was partially offset by the weakness of the U.S. dollar versus the Euro in 2004.
      Costs of sales and general administrative and other expenses for the Restricted Group in the year ended December 31, 2004 decreased to €129.7 million from €132.7 million in the comparative period of 2003, primarily as a result of lower production costs at the Rosenthal mill.
      Depreciation for the Restricted Group was €17.8 million in the year ended December 31, 2004, versus €21.9 million in 2003, relating primarily to the Rosenthal mill. A change effective July 1, 2004 in our depreciation estimate in respect of our Rosenthal mill resulted in a decrease of €4.4 million in cost of sales for the Restricted Group.
      In 2004, the Restricted Group reported income from operations of €12.4 million, compared to a loss from operations of €1.3 million last year. Interest expense for the Restricted Group in the year ended December 31, 2004 increased to €10.9 million from €10.7 million a year ago.
      In the year ended December 31, 2004, the Restricted Group recorded a gain of approximately €13.3 million upon the settlement of the outstanding currency derivatives relating to the Rosenthal mill due to the weakening of the U.S. dollar versus the Euro in 2004. In 2003, the Restricted Group recorded a gain of

€28.6 million upon the settlement of the then outstanding currency derivatives relating to the Rosenthal mill. In the year ended December 31, 2004, the Restricted Group also recorded a marginal non-cash holding loss on the marked to market valuation of the interest rate derivatives related to the Rosenthal mill versus a net loss of €0.1 million thereon in 2003.
      The results of the Restricted Group for 2003 included an adjustment of €4.5 million for the non-cash impact of other-than-temporary impairment losses on available-for-sale securities.
      During the fourth quarter of 2004, we completed a reorganization of certain of our German subsidiary companies and tax field audits for years prior to 2001 of certain of our German subsidiaries were also completed. As a result, we re-evaluated our income tax provision and deferred income tax asset valuation allowance and recorded an income tax benefit related to the Restricted Group of €17.2 million for the year ended December 31, 2004.
      Net income for the Restricted Group for the year ended December 31, 2004 was €35.1 million, which reflected improved NBSK pulp prices and the positive impact of the net gain on derivative instruments of the Rosenthal mill and the income tax benefit. In 2003, the Restricted Group reported net income of €11.5 million.
      The Restricted Group generated “Operating EBITDA” of €30.2 million and €20.6 million in the years ended December 31, 2004 and 2003, respectively. Operating EBITDA is defined as income (loss) from operations plus depreciation and amortization and non-recurring capital asset impairment charges. Operating EBITDA for the Restricted Group is calculated by adding depreciation and amortization and non-recurring capital asset impairment charges of €17.8 million and €21.9 million to the income from operations of €12.4 million and loss from operations of €1.3 million for the years ended December 31, 2004 and 2003, respectively.
      Operating EBITDA has significant limitations as an analytical tool, and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. See the discussion of Mercer’s results for the year ended December 31, 2005 for additional information relating to such limitations and Operating EBITDA.
      The following table provides a reconciliation of net loss to loss from operations and Operating EBITDA for the Restricted Group for the periods indicated:

	Year Ended
	December 31,

	2004	2003

	(in thousands)
Restricted Group(1)(2)
Net income	€35,113	€11,473
Income taxes (benefit)	(17,235)	3,182
Interest expense	10,941	10,700
Investment and other income	(3,132)	(4,916)
Derivative financial instruments, net	(13,242)	(28,467)
Impairment of investments	—	6,735

Income (loss) from operations	12,445	(1,293)
Add: Depreciation and amortization	17,766	21,881

Operating EBITDA	€30,211	€20,588

(1)	The results of the Celgar pulp mill are not included herein.

(2)	See Note 22 of the financial statements included elsewhere herein for a reconciliation to our consolidated results.

Liquidity and Capital Resources of the Restricted Group
      The following table is a summary of selected financial information for the Restricted Group for the periods indicated:

	Year Ended
	December 31,

	2005	2004

	(in thousands)
Restricted Group Financial Position(1)(2)
Cash and cash equivalents	€48,790	€45,487
Working capital	93,312	48,480
Property, plant and equipment, net	404,151	213,678
Total assets	625,578	401,321
Long-term liabilities	364,596	228,139
Shareholders’ equity	214,115	138,478

(1)	The financial position of the Celgar pulp mill is not included for 2004.

(2)	See Note 22 of the financial statements included elsewhere herein for a reconciliation to our consolidated results.
     At December 31, 2005, the Restricted Group had cash and cash equivalents of €48.8 million, compared to €45.5 million at the end of 2004. At December 31, 2005, the Restricted Group had working capital of €93.3 million.
      We expect the Restricted Group to meet its interest and debt service expenses and meet the working and maintenance capital requirements for its current operations for the next 12 months from cash flow from operations, cash on hand and the working capital loan facilities for the Rosenthal and Celgar mills in the amounts of €40 million and $30 million, respectively, put into effect in February 2005.
Critical Accounting Policies
      The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Estimates are used for, but not limited to, the accounting for doubtful accounts, depreciation and amortization, asset impairments, derivative financial instruments, environmental conservation, allocation of purchase price of acquisitions, asset retirement obligations, pensions and post-retirement benefit obligations, income taxes, and contingencies. Actual results could differ from these estimates.
      Our management routinely makes judgments and estimates about the effects of matters that are inherently uncertain. As the number of variables and assumptions affecting the probable future resolution of the uncertainties increase, these judgments become even more subjective and complex. We have identified certain accounting policies, described below, that are the most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are disclosed in Note 1 to our annual audited consolidated financial statements included elsewhere in this annual report.
      Derivative Instruments. We adopted Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” effective January 1, 2001. Derivative instruments are measured at fair value and reported in the balance sheet as assets or liabilities. Accounting for gains or losses depends on the intended use of the derivative instruments. Gains or losses on derivative instruments which are not designated hedges are recognized in earnings in the period of the change in fair value. Accounting for gains or losses on derivative instruments designated as hedges depends on the type of hedge and these gains or losses are recognized in either earnings or other comprehensive income.
      We reported a net unrealized non-cash holding loss of €3.2 million before minority interests in respect of the Stendal Interest Rate Contracts and a net realized loss of €0.3 million in respect of the settlement of the Rosenthal Interest Rate Contracts for the year ended December 31, 2005. We also reported a net unrealized non-cash holding loss of €66.1 million in respect of the Currency Derivatives that were outstanding at the end of 2005 and a net realized loss of €2.2 million in respect of the Currency Derivatives settled in 2005.

      Impairment of Long-Lived Assets. We periodically evaluate long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review of recoverability, we estimate future cash flows expected to result from the use of the asset and its eventual disposition. The estimates of future cash flows, based on reasonable and supportable assumptions and projections, require our management to make subjective judgments. In addition, the time periods for estimating future cash flows is often lengthy, which increases the sensitivity of the assumptions made. Depending on the assumptions and estimates used, the estimated future cash flows projected in the evaluation of long-lived assets can vary within a wide range of outcomes. Our management considers the likelihood of possible outcomes in determining the best estimate of future cash flows.
      Deferred Taxes. We currently have deferred tax assets which are comprised primarily of tax loss carryforwards and deductible temporary differences, both of which will reduce taxable income in the future. We assess the realization of these deferred tax assets on a periodic basis to determine whether a valuation allowance is required. We determine whether it is more likely than not that all or a portion of the deferred tax assets will be realized, based on currently available information, including, but not limited to, the following:

•	the history of the tax loss carryforwards and their expiry dates;

•	our projected earnings; and

•	tax planning opportunities.
      If we believe that it is more likely than not that some of these deferred tax assets will not be realized, based on currently available information, an income tax valuation allowance is recorded against these deferred tax assets. As at December 31, 2005, we had €147.2 million in deferred tax assets and €83.2 million in valuation allowances, resulting in a net deferred tax asset of €63.9 million.
      If market conditions improve or tax planning opportunities arise in the future, we will reduce our valuation allowances, resulting in future tax benefits. If market conditions deteriorate in the future, we will increase our valuation allowances, resulting in future tax expenses. Any change in tax laws, particularly in Germany, will change the valuation allowances in future periods.
      Environmental. Our operations are subject to a wide range of federal, state, provincial and local environmental laws and regulations, dealing primarily with water, air and land pollution control. In recent years, we have devoted significant financial and management resources to comply with all applicable environmental laws and regulations. We believe our operations are currently in substantial compliance with the requirements of all applicable environmental laws and regulations and our respective operating permits.
      Under German state environmental rules relating to effluent discharges, industrial users are required to pay wastewater fees based upon the amount of their effluent discharge. These rules also provide that an industrial user which undertakes environmental capital expenditures and lowers certain effluent discharges to prescribed levels may offset the amount of these expenditures against the wastewater fees that they would otherwise be required to pay in a three-year period. The requirement and timing of capital expenditures and the amount of wastewater fee charges are subject to negotiation with German government agencies. As a result, we believe that our capital investment programs for our German manufacturing plants will largely offset the wastewater fees that would have been payable for the past three years, subject to environmental audits.
      Other than wastewater fees, we accrue for environmental remediation liabilities on a site-by-site basis when it is probable that a loss can be reasonably estimated, or as a result of an environmental action or claim, environmental studies that we conduct or regulatory assessment. As at December 31, 2005, we recorded a liability for environmental conservation expenditures of €8.7 million, based on environmental studies that we conducted. We believe that the liability amount recorded is sufficient, subject to future changes in environmental regulations.
      Pensions. Celgar has a defined benefit pension plan for its salaried employees which is funded, trusteed and non-contributory. The cost of the benefits earned by the salaried employees is determined using the projected benefit method pro rated on services. The pension expense reflects the current service cost, the interest on the unfunded liability and the amortization over the estimated average remaining service life of the employees of (i) the unfunded liability and (ii) experience gains or losses.
      With respect to the pensions of its hourly-paid employees, who are covered by a multi-employer pension plan, Celgar charges its contributions to this plan against earnings.
New Accounting Standards
      In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, (“SFAS 123R”). SFAS 123R addresses the requirements of an entity to measure the cost of services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost of such award will be recognized over the period during which an option holder is required to provide services in exchange for the award. The Company will adopt the provisions of SFAS 123R on a modified prospective basis in the first quarter of fiscal 2006.
      For a discussion of other new accounting standards see Note 1 to our annual audited consolidated financial statements included elsewhere in this annual report.
Cautionary Statement Regarding Forward-Looking Information
      Statements in this annual report that are not reported financial results or other historical information are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. These statements are based on present information we have related to our existing business circumstances and involve a number of risks and uncertainties, any of which could cause actual results to differ materially from these forward-looking statements. We caution you that we do not assume any obligation to update forward-looking statements based on unanticipated events or changed expectations. Factors that could cause actual results to differ materially include, but are not limited to those set forth under Item 1A.  — Risk Factors.
Inflation
      We do not believe that inflation has had a material impact on revenues or income during 2005.
ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
      We are exposed to market risks from changes in interest rates and foreign currency exchange rates, particularly the exchange rate between the U.S. dollar and the Euro and to a lesser extent the Canadian dollar, which may affect our results of operations and financial condition and, consequently, our fair value. We manage these risks through internal risk management policies and, with respect to risks related to changes in exchange rates between the U.S. dollar and the Euro, with the use of derivatives. We use derivatives to reduce or limit our exposure to interest rate and U.S. dollar/ Euro currency risks. We may in the future use derivatives to reduce or limit our exposure to fluctuations in pulp prices. We also use derivatives to reduce our potential losses or to augment our potential gains, depending on our management’s perception of future economic events and developments. These types of derivatives are generally highly speculative in nature. They are also very volatile as they are highly leveraged given that margin requirements are relatively low in proportion to notional amounts.
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

Derivatives
      Derivatives are contracts between two parties where payments between the parties are dependent upon movements in the price of an underlying asset, index or financial rate. Examples of derivatives include swaps, options and forward rate agreements. The notional amount of the derivatives is the contract amount used as a reference point to calculate the payments to be exchanged between the two parties and the notional amount itself is not generally exchanged by the parties.
      The principal derivatives we use are foreign exchange derivatives and interest rate derivatives.
      Foreign exchange derivatives include currency swaps which involve the exchange of fixed payments in one currency for the receipt of fixed payments in another currency. Such cross currency swaps involve the exchange of both interest and principal amounts in two different currencies. They also include foreign exchange forwards which are contractual obligations in which two counterparties agree to exchange one currency for another at a specified price for settlement at a pre-determined future date. Forward contracts are effectively tailor-made agreements that are transacted between counterparties in the over-the-counter market.
      Interest rate derivatives include interest rate forwards (forward rate agreements) which are contractual obligations to buy or sell an interest-rate-sensitive financial instrument on a future date at a specified price. Forward contracts are effectively tailor-made agreements that are transacted between different counterparties in the over-the-counter market. They also include interest rate swaps which are over-the-counter contracts in which two counterparties exchange interest payments based upon rates applied to a notional amount.
      We use foreign exchange derivatives to convert some of our costs (including currency swaps relating to our long-term indebtedness) from Euros to U.S. dollars. We use interest rate derivatives to fix the rate of interest on indebtedness, including under the Stendal Loan Facility and, prior to its repayment in February 2005, the Rosenthal Loan Facility.
      All of the derivatives we entered into were pursuant to the Rosenthal Loan Facility, which was repaid and discharged in February 2005, and the Stendal Loan Facility, each of which provided facilities for foreign exchange derivatives, interest rate derivatives and commodities derivatives, subject to prescribed controls, including maximum notional and at-risk amounts. These credit facilities are secured by substantially all of the assets of the Rosenthal mill (prior to the repayment of the Rosenthal Loan Facility) and Stendal mill, respectively, and have the benefit of certain German governmental guarantees. These credit facilities do not have any separate margin requirements when derivatives are entered into pursuant to the terms and conditions thereof and are subsequently marked to market. The new revolving working capital credit facility we established in February 2005 for the Rosenthal mill allows us to enter into derivative instruments to manage risks relating to its operations.
      All of our outstanding derivatives are marked to market at the end of each reporting period, and all unrealized gains and losses are recognized in earnings for a reporting period. We determine market valuations based primarily upon valuations provided by our counterparties.
      In March 2004, Rosenthal entered into currency derivatives which included two currency swaps in the aggregate principal amount of €184.5 million that mature in September 2008 and September 2013, respectively. As NBSK pulp prices are quoted in U.S. dollars and the majority of our business transactions are denominated in Euros, Rosenthal had entered into the currency swaps to reduce the effects of exchange rate fluctuations between the U.S. dollar and the Euro on notional amounts under the Rosenthal Loan Facility. Under these currency swaps, Rosenthal effectively paid the principal and interest in U.S. dollars and at U.S. dollar borrowing rates.
      The Rosenthal currency derivatives also included a currency forward in the notional amount of €40.7 million maturing in March 2005 that was entered into to reduce or limit Rosenthal’s exposure to currency risks and to augment its potential gains or to reduce its potential losses. In addition, Rosenthal entered into the Rosenthal Interest Rate Contracts in 2002 to either fix or limit the interest rates in connection with certain of its indebtedness.

      In August 2002, Stendal entered into the Stendal Interest Rate Swaps in connection with its long-term indebtedness relating to the Stendal mill to fix the interest rate under the Stendal Loan Facility at the then low level, relative to its historical trend and projected variable interest rate. These contracts were entered into under a specific credit line under the Stendal Loan Facility and are subject to prescribed controls, including certain maximum amounts for notional and at-risk amounts. Under the Stendal Interest Rate Swaps, Stendal pays a fixed rate and receives a floating rate with the interest payments being calculated on a notional amount. The interest rates payable under the Stendal Loan Facility were swapped into fixed rates based on the Eur-Euribor rate for the repayment periods of the tranches under the Stendal Loan Facility. Stendal effectively converted the Stendal Loan Facility from a variable interest rate loan into a fixed interest rate loan, thereby reducing interest rate uncertainty.
      In March 2004, Stendal also entered into currency derivatives which are comprised of a currency swap in the principal amount of €306.3 million which matures in April 2011 and a currency forward contract for the notional amount of €20.6 million maturing in March 2005 to reduce or limit its exposure to currency risks and to augment its potential gains or reduce its potential losses.
      In December 2004, we settled all of the currency derivatives then outstanding relating to the Rosenthal and Stendal mills due to the substantial weakening of the U.S. dollar versus the Euro in 2004. In February 2005, we settled the Rosenthal Interest Rate Contracts in connection with the repayment of the Rosenthal Loan Facility.
      In the first quarter of 2005, Stendal entered into foreign currency derivatives in order to swap approximately three-quarters of its long-term indebtedness outstanding under the Stendal mill’s project loan facility into U.S. dollars as follows: (i) approximately €306.3 million in principal amount was swapped into U.S. dollars at a rate of 1.2960 with a maturity in October 2017, and (ii) approximately €153.2 million in principal amount was swapped into U.S. dollars at a rate of 1.2990 with a maturity in October 2017. In the second quarter of 2005, Stendal swapped the balance of its long-term indebtedness under the Stendal mill’s project loan facility, being approximately €153.2 million in principal amount, into U.S. dollars at a rate of 1.2799 with a maturity in October 2017. These currency swaps were entered into by Stendal to reduce the effects of exchange rate fluctuations between the U.S. dollar and the Euro on notional amounts under the Stendal Loan Facility.
      During the first quarter of 2005, Stendal entered into a $50 million currency forward contract at a rate of 1.3108 with a maturity in February 2006 and a $25 million currency forward at a rate of 1.3080 which matured in September 2005. During the second quarter of 2005, Stendal entered into a $25 million currency forward contract at a rate of 1.2357 which also matured in September 2005. In the third quarter of 2005, Stendal entered into a $13.9 million currency forward at a rate of 1.2048 which matured in October 2005. These currency derivatives were entered into by Stendal to reduce or limit its exposure to currency risks and to augment its potential gains or reduce its potential losses.
      We are exposed to very modest credit related risks in the event of non-performance by counterparties to derivative contracts. However, we do not expect that the counterparties, which are major financial institutions, will fail to meet their obligations.

      The following table sets forth the maturity date, the notional amount and the recognized gain or loss, for derivatives that were in effect during 2004 and 2005:

			Recognized Gain		Recognized Gain
			(Loss) Year		(Loss) Year
		Notional	Ended	Notional	Ended
Derivative Instrument	Maturity Date	Amount	December 31, 2004	Amount	December 31, 2005

		(in millions)	(in thousands)	(in millions)	(in thousands)
Interest Rate Derivatives
Rosenthal Interest Rate Cap Agreements(1)	Settled	$178.3	€(11)	$178.3	€(295)
Stendal Interest Rate Swaps(2)	October 2017	€1,147.5	€(32,320)	€1,147.5	(3,176)

			€(32,331)		€(3,471)

Foreign Exchange Rate Derivatives
Stendal Currency Swap(3)	October 2017			€306.3	€(31,741)
Stendal Currency Swap(4)	October 2017			€153.2	(16,363)
Stendal Currency Swap(5)	October 2017			€153.2	(13,875)
Stendal Currency Forward	February 2006			$50.0	(4,153)
Stendal Currency Forward	Settled			$25.0	(521)
Stendal Currency Forward	Settled			$25.0	(1,639)
Stendal Currency Forward	Settled			$13.9	—
Rosenthal Currency Swap(6)	Settled	€111.8	€6,157
Rosenthal Currency Swap(7)	Settled	€72.7	4,027
Stendal Currency Swap(8)	Settled	€306.3	29,394
Rosenthal Currency Forward	Settled	€40.7	1,820
Stendal Currency Forward	Settled	€20.6	3,069

			€44,467		€(68,292)

(1)	Rosenthal entered into two interest rate cap contracts with notional amounts of $106.2 million (2004: $118.6 million) and $72.1 million (2004: $74.0 million), both maturing on September 28, 2007 with a strike rate of 6.8%. These derivatives were settled in February 2005.

(2)	In connection with the Stendal Loan Facility, in the third quarter of 2002 Stendal entered into the Stendal Interest Rate Swap Agreements, which are variable-to-fixed interest rate swaps, for the term of the Stendal Loan Facility, with respect to an aggregate maximum amount of approximately €612.6 million of the principal amount of the long-term indebtedness under the Stendal Loan Facility. The swaps took effect on October 1, 2002 and are comprised of three contracts. The first contract commenced in October 2002 for a notional amount of €4.1 million, gradually increasing to €464.9 million, with an interest rate of 3.795%, and matured in May 2004. The second contract commenced in May 2004 for a notional amount of €464.9 million, gradually increasing to €612.6 million, with an interest rate of 5.28%, and matured in April 2005. The third contract commenced in April 2005 for a notional amount of €612.6 million, with an interest rate of 5.28%, and the notional amount gradually decreases and the contract terminates upon the maturity of the Stendal Loan Facility in October 2017. As at December 31, 2004 and 2005, the notional amounts of the two outstanding contracts were €612.6 million and €612.6 million, respectively.

(3)	For €306.3 million of the outstanding principal amount under the Stendal Loan Facility, all repayment installments from February 7, 2005 until October 2, 2017 were swapped into U.S. dollar amounts at a rate of U.S. 1.2960. The interest rate was swapped into the following payments: pay six-month U.S. dollar to LIBOR rate plus 12 basis points and receive the six-month Euribor.

(4)	For €153.2 million of the outstanding principal amount under the Stendal Loan Facility, all repayment installments from April 1, 2005 until October 2, 2017 were swapped into U.S. dollar amounts at a rate of U.S. 1.2990. The interest rate was swapped into the following payments: pay six-month U.S. dollar to LIBOR rate plus 13 basis points and receive the six-month Euribor.

(5)	For €153.2 million of the outstanding principal amount under the Stendal Loan Facility, all repayment installments from April 18, 2005 until October 2, 2017 were swapped into U.S. dollar amounts at a rate of U.S. 1.2799. The interest rate was swapped into the following payments: pay six-month U.S. dollar to LIBOR rate plus 13 basis points and receive the six-month Euribor.

(6)	For €111.8 million of the outstanding principal amount under the Rosenthal Loan Facility, all repayment installments from March 30, 2004 until September 30, 2008 were swapped into U.S. dollar amounts at a rate of U.S. 1.2398. The interest rate was swapped into the following payments: pay a fixed rate of 4.5%, pay the three-month Libor plus a spread of 0.12% and receive the three-month Euribor until September 30, 2008. These derivatives were settled in December 2004.

(7)	For €72.7 million of the outstanding principal amount under the Rosenthal Loan Facility, all repayment installments from March 30, 2004 until September 30, 2013 were swapped into U.S. dollar amounts at a rate of U.S. 1.2398. The interest rate was swapped into the six-month Libor plus a spread of 0.12% plus a bank margin of 0.7% until September 30, 2013. These derivatives were settled in December 2004.

(8)	For €306.3 million of the outstanding principal amount under the Stendal Loan Facility, all repayment installments from April 1, 2004 until April 1, 2011 were swapped into U.S. dollar amounts at a rate of U.S. 1.2218. The interest rate was swapped into the following payments: pay a fixed rate of 3.5% and receive the six-month Euribor. These derivatives were settled in December 2004.
Interest Rate Risk
      Fluctuations in interest rates may affect the fair value of fixed interest rate financial instruments which are sensitive to such fluctuations. A decrease in interest rates may increase the fair value of such fixed interest rate financial instrument assets and an increase in interest rates may decrease the fair value of such fixed interest rate financial instrument liabilities, thereby increasing our fair value. An increase in interest rates may decrease the fair value of such fixed interest rate financial instrument assets and a decrease in interest rates may increase the fair value of such fixed interest rate financial instrument liabilities, thereby decreasing our fair value. The following tables provide information about our exposure to interest rate fluctuations for the carrying amount of financial instruments sensitive to such fluctuations as at December 31, 2005 and 2004, respectively, and expected cash flows from these instruments:

	As at December 31, 2005

			Expected Future Cash Flow*
	Carrying	Fair
	Value	Value	2006	2007	2008	2009	2010	Thereafter

	(in thousands)
Cash restricted	€31,612	€31,612	€26,528	€1,140	€1,140	€1,140	€1,140	€7,980
Debt obligations	11,212	11,212	(4,039)	7,422	9,457	48	—	—
Capital lease obligations(1)	12,320	12,320	4,107	4,742	2,958	996	354	—

*	Including dividends and interest where applicable.

(1)	Capital lease obligations relate to transportation vehicles and production equipment.

	As at December 31, 2004

			Expected Future Cash Flow*
	Carrying	Fair
	Value	Value	2005	2006	2007	2008	2009	Thereafter

	(in thousands)
Cash restricted	€92,833	€92,833	€4,397	€7,907	€2,323	€2,465	€2,498	€1,387
Debt obligations(1)	179,474	179,474	22,796	23,318	23,815	24,152	24,422	100,251
Capital lease obligations(2)	12,299	12,299	3,549	3,313	3,897	1,478	125	41

*	Including dividends and interest where applicable.

(1)	Debt obligations consist of our debt, including the gross amount of loans payable to minority shareholders of Stendal.

(2)	Capital lease obligations relate to transportation vehicles and production equipment.
Foreign Currency Exchange Rate Risk
      Our reporting currency is the Euro. However, we hold financial instruments denominated in U.S. dollars, Swiss francs and in Canadian dollars, which are sensitive to foreign currency exchange rate fluctuations. A depreciation of these currencies against the Euro will decrease the fair value of such financial instrument assets and an appreciation of these currencies against the Euro will increase the fair value of such financial instrument liabilities, thereby decreasing our fair value. An appreciation of these currencies against the Euro will increase the fair value of such financial instrument assets and a depreciation of these currencies against the Euro will decrease the fair value of financial instrument liabilities, thereby increasing our fair value. As a result of the change in our reporting currency from the U.S. dollar to the Euro, we re-calculated our financial instrument assets and liabilities that are sensitive to foreign currency exchange rate risk to measure their risk against the Euro, and cash restricted is no longer sensitive to foreign currency exchange rate risk. The following tables provide information about our exposure to foreign currency exchange rate fluctuations for the carrying amount of financial instruments sensitive to such fluctuations as at December 31, 2005 and 2004, respectively, and expected cash flows from these instruments:

	As at December 31, 2005

			Expected Future Cash Flow*
	Carrying	Fair
	Value	Value	2006	2007	2008	2009	2010	Thereafter

	(in thousands)
Investments(1)	€2,362	€2,362	€—	€—	€—	€—	€—	€2,362
Debt obligations(2)	331,447	331,447	30,136	30,136	30,136	30,136	98,570	325,343

*	Including dividends and interest where applicable.

(1)	Investments consist of equity securities, which are denominated primarily in U.S. dollars, and to a lesser extent, in Canadian dollars.

(2)	Debt obligations consist of our debt, denominated in U.S. dollars.

	As at December 31, 2004

			Expected Future Cash Flow*
	Carrying	Fair
	Value	Value	2005	2006	2007	2008	2009	Thereafter

	(in thousands)
Investments(1)	€983	€983	€—	€—	€—	€—	€—	€983
Debt obligations(2)	60,940	60,940	5,180	5,180	5,180	5,180	5,180	65,257

*	Including dividends and interest where applicable.

(1)	Investments consist of equity securities, which are denominated primarily in U.S. dollars, and to a lesser extent, in Canadian dollars.

(2)	Debt obligations consist of our debt, denominated in U.S. dollars.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
      The consolidated financial statements and supplementary data required with respect to this Item 8, and as listed in Item 15 of this annual report, are included in this annual report commencing on page 80.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
      Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
      Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The evaluation took into account the various changes in the execution of controls, including additional procedures to more formally review classification and consolidating entries, and consolidated statements of cash flows that we made subsequent to September 30, 2005 to remediate the material weaknesses identified in our quarterly report for the period ended September 30, 2005 and described under “Changes in Internal Controls” below. Based on such evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act.

      It should be noted that any system of controls is based in part upon certain assumptions designed to obtain reasonable (and not absolute) assurance as to its effectiveness, and there can be no assurance that any design will succeed in achieving its stated goals.
Management’s Report on Internal Control Over Financial Reporting
      Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Mercer’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
      Our internal control over financial reporting includes those policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of Mercer;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate.
      Management assessed the effectiveness of Mercer’s internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment and those criteria, management believes that Mercer maintained effective internal control over financial reporting as of December 31, 2005.
      Mercer’s independent registered public accounting firm has audited and issued their report on management’s assessment of Mercer’s internal control over financial reporting, which appears below.
Report of Independent Registered Chartered Accountants
To the Board of Directors and Shareholders of
Mercer International Inc.
      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Mercer International Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
      A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2005 of the Company and our report dated March 15, 2006, expressed an unqualified opinion on those financial statements.
/s/ Deloitte & Touche LLP
Vancouver, British Columbia, Canada
March 15, 2006
Changes in Internal Controls
      As previously reported during the quarter ended September 30, 2005, we identified control deficiencies in the execution of our internal controls related to consolidating entries reporting on the amounts under property, plant and equipment in our consolidated statements of cash flows, the allocation of property, plant and equipment in our Restricted Group balance sheet and the classification of an item related to financing activities on our consolidated statements of cash flow. These control deficiencies were reported as constituting, individually or in the aggregate, “material weaknesses”, meaning that in those areas our internal controls either individually or in the aggregate resulted in a more than remote likelihood that a material misstatement of our financial statements would not be prevented or detected.
      During the quarter ended December 31, 2005, we implemented a number of remediation measures to address the material weaknesses described above. Such measures included additional procedures to more formally review our classification, consolidating entries, and statements of cash flows and an additional level of management review. We also assessed and tested our internal financial controls relating to our consolidating entries and consolidated statements of cash flow. As at December 31, 2005, management has determined that as a result of these changes, such material weaknesses have been effectively remediated.
      Except as set forth above, there have been no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
      Not applicable.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
      Subsequent to our Conversion to a corporate form, we are governed by a board of directors, each member of which is elected annually, beginning with our annual meeting to be held in 2006. Prior to the Conversion, as a business trust, we were managed by “trustees”, who have comparable duties and responsibilities as directors of corporations and were elected by shareholders for staggered three-year terms. Each of our issued and outstanding shares of common stock is entitled to one vote at such meetings. The following sets forth information relating to our directors and executive officers, each of whom was also a trustee and/or executive officer prior to the Conversion:
      Jimmy S.H. Lee, age 48, has been a director since May 1985 and President and Chief Executive Officer since 1992. Previously, Mr. Lee served with MFC Bancorp Ltd. as a director from 1986, Chairman from 1987 and President from 1988 to December 1996, respectively. During Mr. Lee’s tenure with the Company, the Company acquired the Rosenthal mill, converted the Rosenthal mill to the production of kraft pulp, constructed and started up the Stendal mill and acquired the Celgar mill.
      William D. McCartney, age 50, has been a director since January 2003. Mr. McCartney has been President and Chief Executive Officer of Pemcorp Management Inc., a management services company, since 1990. Mr. McCartney is a director of Southwestern Resources Corp., where he has served since March 2004. Mr. McCartney is also a member of the Institute of Chartered Accountants in Canada.
      Kenneth A. Shields, age 57, has been a director since August 2003. He also serves as our Lead Director and, since the Conversion, as our Deputy Chairman. Mr. Shields currently serves as a member of the board of directors of Raymond James Financial, Inc. and serves as the Chairman and a member of the board of directors of its Canadian subsidiary, Raymond James Ltd. Mr. Shields is also a director of TimberWest Forest Corp. and a Director of the Council for Business and the Arts in Canada. Additionally, Mr. Shields has served as past Chairman of the Investment Dealers Association of Canada and Pacifica Papers Inc., and is a former director of each of Slocan Forest Products Ltd. and the Investment Dealers Association of Canada.
      Guy W. Adams, age 54, has been a director since August 2003. Mr. Adams is the managing member of GWA Advisors, LLC, GWA Investments, LLC, referred to as “GWA”, and GWA Capital Partners, LLC, where he has served since 2002, and is the managing member of GWA Master Fund, LP since October 2004. GWA Advisors, LLC is a private equity investment firm and a holding company for Mr. Adams’ private equity investments. GWA is an investment fund investing in publicly traded securities managed by GWA Capital Partners, LLC, a registered investment advisor. Prior to 2002, Mr. Adams was the President of GWA Capital, which he founded in 1996 to invest his own capital in public and private equity transactions, and a business consultant to entities seeking refinancing or recapitalization.
      Eric Lauritzen, age 67, has been a director since June 2004. Mr. Lauritzen was President and Chief Executive Officer of Harmac Pacific, Inc., a North American producer of softwood kraft pulp previously listed on the Toronto Stock Exchange and acquired by Pope & Talbot Inc. in 1998, from May 1994 to July 1998, when he retired. Mr. Lauritzen was Vice President, Pulp and Paper Marketing of MacMillan Bloedel Limited, a North American pulp and paper company previously listed on the Toronto Stock Exchange and acquired by Weyerhaeuser Company Limited in 1999, from July 1981 to April 1994.
      Graeme A. Witts, age 67, has been a director since January 2003. Mr. Witts organized Sanne Trust Company Limited, a trust company located in the Channel Islands, in 1988 and was managing director from 1988 to 2000, when he retired. Mr. Witts is also a fellow of the Institute of Chartered Accountants of England and Wales.
      David M. Gandossi, age 48, has been Secretary, Executive Vice-President and Chief Financial Officer since August 15, 2003. Mr. Gandossi was formerly the Chief Financial Officer and Executive Vice-President of Formation Forest Products (a closely held corporation) from June 2002 to August 2003. Mr. Gandossi previously served as Chief Financial Officer, Vice-President, Finance and Secretary of Pacifica Papers Inc., a North American specialty pulp and paper manufacturing company previously listed on the Toronto Stock

Exchange, from December 1999 to August 2001 and Controller and Treasurer from June 1998 to December 1999. From June 1998 to August 31, 1998, he also served as Secretary to Pacifica Papers Inc. From March 1998 to June 1998, Mr. Gandossi served as Controller, Treasurer and Secretary of MB Paper Ltd. From April 1994 to March 1998, Mr. Gandossi held the position of Controller and Treasurer with Harmac Pacific Inc., a Canadian pulp manufacturing company previously listed on the Toronto Stock Exchange. Mr. Gandossi is a member of the Institute of Chartered Accountants in Canada.
      Leonhard Nossol, age 48, has been our Group Controller for Europe since August 2005. He has also been a managing director of Rosenthal since 1997 and the sole managing director of Rosenthal since September 2005. Mr. Nossol had a significant involvement in the conversion of the Rosenthal mill to the production of kraft pulp in 1999 and the related increase in the mill’s annual production capacity to 280,000 ADMTs, and subsequently to 310,000 ADMTs, as well as the reduction in production costs at the mill.
      David Brien, age 46, has been Vice-President, Controller of Mercer since August 2005 and Vice-President, Finance and Administration of Zellstoff Celgar Limited, our wholly owned subsidiary that operates the Celgar mill, since February 2005. Mr. Brien was formerly the Chief Financial Officer of Celgar from September 2001 through to February 2005. Mr. Brien previously served as Senior Vice-President and Chief Financial Officer of Crown Packaging Ltd., a corrugated and specialty packaging company, from January 1997 to July 2001. From 1995 to 1997, he served as the Chief Financial Officer and Corporate Controller of Finlay Forest Industries, a newsprint and sawmilling company that is currently owned by Abitibi Consolidated. Mr. Brien is a member of the Institute of Chartered Accountants in Canada.
      David M. Cooper, age 52, has been Vice President of Sales and Marketing for Europe since June 2005. Mr. Cooper previously held a variety of senior positions around the world in Sappi Ltd., a large global forest products group, from 1982 to 2005, including the sales and marketing of various pulp and paper grades and the management of a manufacturing facility. He has more than 23 years of diversified experience in the international pulp and paper industry.
      Eric X. Heine, age 42, has been Vice President of Sales and Marketing for North America and Asia since June 2005. Mr. Heine was previously Vice President Pulp and International Paper Sales and Marketing for Domtar Inc., a global pulp and paper corporation, from 1999 to 2005. He has over 18 years of experience in the pulp and paper industry, including developing strategic sales channels and market partners to build corporate brands.
      Werner Stüber, age 64, has been Vice President of Technical Support and Pulp Operations since August 2005. Mr. Stüber was previously a managing director of our Rosenthal mill from 1996 to 2005. Mr. Stüber had a significant involvement in the conversion of the Rosenthal mill to the production of kraft pulp in 1999 and the related increase in the mill’s annual production capacity to 280,000 ADMTs, and subsequently to 310,000 ADMTs, as well as the reduction in production costs at the mill.
      Wolfram Ridder, age 44, was appointed Vice President of Business Development in August 2005, prior to which he was a managing director of Stendal, our 63.6% owned project subsidiary that has completed construction of a new state-of-the-art NBSK kraft pulp mill near the town of Stendal, Germany, from July 2002. Mr. Ridder was the principal assistant to our Chief Executive Officer from November 1995 until September 2002.
      Ulf Johannson, age 56, was appointed a managing director of Stendal in July 2003. From 1996 to 2003, Mr. Johannson was a director of Södra Cell AB, a large Swedish forestry company, and Resident Manager of the company’s Monsteras mill. He was responsible for all large expansion projects of Södra Cell, including with respect to the increase in the annual production capacity at the Monsteras mill from approximately 300,000 ADMTs to approximately 750,000 ADMTs.
      We also have experienced mill managers at our Rosenthal, Celgar and Stendal mills who have operated through multiple business cycles in the pulp and paper industry.
      Our board of directors, referred to as the “Board”, meets regularly throughout the year. In addition, our independent directors regularly meet in separate executive sessions without any member of our management present. The Lead Director presides over these meetings. Although we do not have a formal policy with respect to attendance of directors at our annual meetings, all directors are encouraged and expected to attend such meetings if possible.
      Our Board has developed corporate governance guidelines in respect of: (i) the duties and responsibilities of the Board, its committees and the officers of the Company; and (ii) practices with respect to the holding of regular quarterly and strategic meetings of the Board including separate meetings of non-management directors. Our Board has established three standing committees, the Audit Committee, the Compensation Committee and the Governance and Nominating Committee.
Audit Committee
      The Audit Committee functions pursuant to a charter adopted by the directors. The function of the Audit Committee generally is to meet with and review the results of the audit of our financial statements performed by the independent public accountants and to recommend the selection of independent public accountants. The members of the Audit Committee are Mr. McCartney, Mr. Witts and Mr. Lauritzen, each of whom is independent under applicable laws and regulations and the listing requirements of the Nasdaq National Market. Both Mr. McCartney and Mr. Witts are chartered accountants and Mr. McCartney is a “financial expert” within the meaning of such term under the Sarbanes-Oxley Act of 2002.
      The Audit Committee has established procedures for: (i) the receipt, retention and treatment of complaints received by the Company regarding accounting, internal accounting controls or auditing matters; and (ii) the confidential and anonymous submission by the Company’s employees and others of concerns regarding questionable accounting or auditing matters. A person wishing to notify the Company of such a complaint or concern should send a written notice thereof, marked “Private & Confidential”, to the Chairman of the Audit Committee, Mercer International Inc., c/o Suite 2840, P.O. Box 11576, 650 West Georgia Street, Vancouver, B.C.,V6B 4N8 Canada.
Compensation Committee
      The Board has established a Compensation Committee. The Compensation Committee is responsible for reviewing and approving the strategy and design of the Company’s compensation, equity-based and benefits programs. The Compensation Committee is also responsible for approving all compensation actions relating to executive officers. The members of the Compensation Committee are Mr. Shields, Mr. Lauritzen and Mr. Adams, each of whom is independent under applicable laws and regulations and the listing requirements of the Nasdaq National Market.
Governance and Nominating Committee
      Our Board has established a Governance and Nominating Committee comprised of Mr. Shields, Mr. McCartney and Mr. Witts, each of whom is independent under applicable laws and regulations and the listing requirements of the Nasdaq National Market. The purpose of the committee is to: (i) manage the corporate governance system of the Board; (ii) assist the Board in fulfilling its duties to meet applicable legal and regulatory and self-regulatory business principles and codes of best practice; (iii) assist in the creation of a corporate culture and environment of integrity and accountability; (iv) in conjunction with the Lead Director, monitor the quality of the relationship between the Board and management; (v) review management succession plans; (vi) recommend to the Board nominees for appointment to the Board; (vii) lead the Board’s annual review of the Chief Executive Officer’s performance; and (viii) set the Board’s forward meeting agenda.
Lead Director/ Deputy Chairman
      Our Board appointed Mr. Shields as its Lead Director in September 2003 and in 2006 as Deputy Chairman of the Board. The role of the Lead Director is to provide leadership to the non-management directors on the Board and to ensure that the Board can operate independently of management and that directors have an independent leadership contact. The duties of the Lead Director include, among other things: (i) ensuring that the Board has adequate resources to support its decision-making process and ensuring that the Board is appropriately approving strategy and supervising management’s progress against that strategy; (ii) ensuring that the independent directors have adequate opportunity to meet to discuss issues without management being present; (iii) chairing meetings of directors in the absence of the Chairman and Chief Executive Officer; (iv) ensuring that delegated committee functions are carried out and reported to the Board; and (v) communicating to management, as appropriate, the results of private discussions among outside directors and acting as a liaison between the Board and the Chief Executive Officer.
Code of Business Conduct and Ethics
      Our board has adopted a Code of Business Conduct and Ethics that applies to our directors and executive officers. A copy of the code is attached as Appendix “B” to our proxy statement dated and filed on August 11, 2003 with the SEC, and a copy may be obtained without charge upon request to Investor Relations, Mercer International Inc., Suite 2840, P.O. Box 11576, 650 West Georgia Street, Vancouver, British Columbia, Canada V6B 4N8 (Telephone: (604) 684-1099) or Investor Relations, Mercer International Inc., 14900 Interurban Avenue South, Suite 282, Seattle WA, U.S.A. 98168 (Telephone: (206) 674-4639).
Section 16(a) Beneficial Ownership Reporting Compliance
      Section 16(a) of the Exchange Act requires that our officers and directors and persons who own more than 10% of our shares file reports of ownership and changes in ownership with the SEC and furnish us with copies of all such reports that they file. Based solely upon a review of the copies of these reports received by us, and upon written representations by our directors and officers regarding their compliance with the applicable reporting requirements under Section 16(a) of the Exchange Act, we believe that all of our directors and officers, other than Mr. Ridder and Mr. Nossol, filed all required reports under Section 16(a) in a timely manner for the year ended December 31, 2005. Mr. Nossol and Mr. Ridder were late in filing a Form 3 upon their respective appointments in their current positions with the Company.

ITEM 11.	EXECUTIVE COMPENSATION
      The information required by this Item 11 is incorporated by reference from the proxy statement relating to our annual meeting to be held in 2006, which will be filed with the SEC within 120 days of our most recently completed fiscal year.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
      The information required by this Item 12 is incorporated by reference from the proxy statement relating to our annual meeting to be held in 2006, which will be filed with the SEC within 120 days of our most recently completed fiscal year.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
      The information required by this Item 13 is incorporated by reference from the proxy statement relating to our annual meeting to be held in 2006, which will be filed with the SEC within 120 days of our most recently completed fiscal year.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
      The information required by this Item 14 is incorporated by reference from the proxy statement relating to our annual meeting to be held in 2006, which will be filed with the SEC within 120 days of our most recently completed fiscal year.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) (1)  Financial Statements
      (2)  List of Exhibits

1.1		Underwriting Agreement dated February 8, 2005 between Mercer International Inc. and RBC Capital Markets Corporation, on behalf of itself and CIBC World Markets Corp., Raymond James & Associates, Inc. and D.A. Davidson & Co. Incorporated by reference from Form 8-K dated February 10, 2005.
1.2		Underwriting Agreement dated February 8, 2005 among Mercer International Inc. and RBC Capital Markets Corporation and Credit Suisse First Boston LLC, on behalf of themselves and CIBC World Markets Corp. Incorporated by reference from Form 8-K dated February 10, 2005.
2.1		Agreement and Plan of Merger among Mercer International Inc., Mercer International Regco Inc. and Mercer Delaware Inc. dated December 14, 2005. Incorporated by reference to the Proxy Statement/ Prospectus filed on December 15, 2005.
3.1		Articles of Incorporation of the Company, as amended. Incorporated by reference from Form 8-A dated March 1, 2006.
3.2		Bylaws of the Company. Incorporated by reference from Form 8-A dated March 1, 2006.
4.1		Indenture dated as of October 10, 2003 between Mercer International Inc. and Wells Fargo Bank Minnesota, N.A. Incorporated by reference from Form 8-K dated October 15, 2003.
4.2		First Supplemental Indenture dated as of March 1, 2006 to Indenture dated as of October 10, 2003 among Mercer International Inc., Mercer International Regco Inc. and Wells Fargo Bank, N.A.
4.3		Indenture dated as of December 10, 2004 between Mercer International Inc. and Wells Fargo Bank, N.A. Incorporated by reference from Form S-3 filed December 10, 2004.
4.4		First Supplemental Indenture dated February 14, 2005 to Indenture dated December 10, 2004 between Mercer International Inc. and Wells Fargo Bank, N.A. Incorporated by reference from Form 8-K dated February 17, 2005.
4.5		Registration Rights Agreement dated November 22, 2004 between Mercer International Inc. and KPMG Inc. Incorporated by reference from Form 8-K dated November 23, 2004.
4.6		Registration Rights Agreement dated February 10, 2005 between Mercer International Inc. and Royal Bank of Canada. Incorporated by reference to Form 8-K/A dated June 3, 2005.
4.7		Amendment to Registration Rights Agreement dated May 30, 2005 between Mercer International Inc. and KPMG Inc. Incorporated by reference to Form 8-K/A dated June 3, 2005.
4.8		Amendment to Registration Rights Agreement dated May 30, 2005 between Mercer International Inc. and Royal Bank of Canada. Incorporated by reference to Form 8-K/A dated June 3, 2005.
10.1		Amended and Restated 1992 Stock Option Plan. Incorporated by reference from Form S-8 dated March 2, 2000.
10	.2*	2002 Employee Incentive Bonus Plan.
10	.3*	Purchase Agreement between Sihl and Mercer International Inc. dated December 14, 2001 relating to the acquisition of Landqart AG.

10.4		Project Financing Facility Agreement dated August 26, 2002 between Zellstoff Stendal GmbH and Bayerische Hypo-und Vereinsbank AG. Incorporated by reference from Form 8-K dated September 10, 2002.
10.5		Shareholders’ Undertaking Agreement dated August 26, 2002 among Mercer International Inc., Stendal Pulp Holdings GmbH, RWE Industrie-Lösungen GmbH, AIG Altmark Industrie AG and FAHR Beteiligungen AG and Zellstoff Stendal GmbH and Bayerische Hypo-und Vereinsbank AG. Incorporated by reference from Form 8-K dated September 10, 2002.
10	.6*	Shareholders’ Agreement dated August 26, 2002 among Zellstoff Stendal GmbH, Stendal Pulp Holdings GmbH, RWE Industrie-Lösungen GmbH and FAHR Beteiligungen AG.
10	.7*	Contract for the Engineering, Design, Procurement, Construction, Erection and Start-Up of a Kraft Pulp Mill between Zellstoff Stendal GmbH and RWE Industrie-Lösungen GmbH dated August 26, 2002. Certain non-public information has been omitted from the appendices to Exhibit 10.16 pursuant to a request for confidential treatment filed with the SEC. Such non-public information was filed with the SEC on a confidential basis. The SEC approved the request for confidential treatment in January 2004.
10	.8*	Purchase and Sale Agreement dated December 30, 2002 between Equitable Industries Limited Partnership and Mercer International Inc. relating to the sale of Landqart AG.
10	.9*	Form of Trustee’s Indemnity Agreement between Mercer International Inc. and its Trustees.
10.10		Employment Agreement dated for reference August 7, 2003 between Mercer International Inc. and David Gandossi. Incorporated by reference from Form 8-K dated August 11, 2003.
10	.11*	English translation of Refinancing Agreement dated December 12, 2003 between European Investment Bank and Zellstoff Stendal GmbH.
10.12		Employment Agreement effective as of April 28, 2004 between Mercer International Inc. and Jimmy S.H. Lee. Incorporated by reference from Form 8-K dated April 28, 2004.
10.13		2004 Stock Incentive Plan. Incorporated by reference from Form S-8 dated June 15, 2004.
10.14		Asset Purchase Agreement by and among Mercer International Inc., 0706906 B.C. Ltd. and KPMG Inc., as receiver of all of the assets and undertakings of Stone Venepal (Celgar) Pulp Inc. dated November 22, 2004. Incorporated by reference from Form 8-K dated November 23, 2004.
10.15		Revolving Credit Facility Agreement dated February 9, 2005 among D&Z Holding GmbH, Zellstoff-und Papierfabrik Rosenthal GmbH & Co. KG, ZPR Beteiligungs GmbH and Bayerische Hypo-und Vereinsbank AG. Incorporated by reference from Form 8-K dated February 17, 2005.
10.16		Shareholders’ Undertaking Agreement dated February 9, 2005 relating to Revolving Credit Facility Agreement. Incorporated by reference from Form 8-K dated February 17, 2005.
10.17		First Amended and Restated Operating Credit Agreement dated for reference February 11, 2005 among Zellstoff Celgar Limited Partnership, Royal Bank of Canada and HSBC Bank Canada.
21		List of Subsidiaries of Registrant.
23.1		Independent Auditors’ Consent of Deloitte & Touche LLP.
31.1		Section 302 Certificate of Chief Executive Officer.
31.2		Section 302 Certificate of Chief Financial Officer.
32	.1**	Section 906 Certificate of Chief Executive Officer.
32	.2**	Section 906 Certificate of Chief Financial Officer.

*	Filed in Form 10-K for prior years.

**	In accordance with Release 33-8212 of the Commission, these Certifications: (i) are “furnished” to the Commission and are not “filed” for the purposes of liability under the Securities Exchange Act of 1934, as amended; and (ii) are not to be subject to automatic incorporation by reference into any of the Company’s registration statements filed under the Securities Act of 1933, as amended for the purposes of liability thereunder or any offering memorandum, unless the Company specifically incorporates them by reference therein.

REPORT OF INDEPENDENT REGISTERED CHARTERED ACCOUNTANTS
To the Directors and Shareholders of
Mercer International Inc.
      We have audited the accompanying consolidated balance sheets of Mercer International Inc. and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, comprehensive (loss) income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.
      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ Deloitte & Touche LLP
Vancouver, British Columbia, Canada
March 15, 2006

MERCER INTERNATIONAL INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2005 and 2004
(In Thousands of Euros)

	2005	2004

ASSETS
Current Assets
Cash and cash equivalents (Note 3)	€83,547	€49,568
Cash restricted (Note 3)	7,039	45,295
Receivables (Note 5)	74,315	54,687
Inventories (Note 6)	81,147	52,898
Prepaid expenses and other	5,474	4,961

Total current assets	251,522	207,409
Long-Term Assets
Cash restricted (Note 3)	24,573	47,538
Property, plant and equipment (Note 7)	1,024,662	936,035
Investments (Note 4)	6,314	5,079
Deferred note issuance and other costs	8,364	5,069
Deferred income tax (Note 12)	78,381	54,519

	1,142,294	1,048,240

Total assets	€1,393,816	€1,255,649

LIABILITIES
Current Liabilities
Accounts payable and accrued expenses (Note 8)	€111,513	€56,542
Construction costs payable	1,213	65,436
Debt, current portion (Note 9)	27,601	107,090

Total current liabilities	140,327	229,068
Long-Term Liabilities
Debt, less current portion (Note 10)	922,619	777,272
Unrealized foreign exchange rate derivative losses (Note 17)	61,979	—
Unrealized interest rate derivative loss (Note 17)	78,646	75,471
Pension and other post-retirement benefit obligations (Note 11)	17,113	285
Capital leases and other	9,945	8,750
Deferred income tax (Note 12)	14,444	2,062

	1,104,746	863,840

Total liabilities	1,245,073	1,092,908
Minority Interest	—	—
Commitments and Contingencies (Note 19)
Subsequent Events (Note 21)

SHAREHOLDERS’ EQUITY
Preferred shares, no par value; 50,000,000 authorized and issuable in series
Series A, 500,000 authorized, none issued and outstanding	—	—
Series B, 3,500,000 authorized, none issued and outstanding	—	—
Shares of beneficial interest, U.S.$1 par value; unlimited authorized; 33,169,760 issued and outstanding at December 31, 2005 and 18,074,229 at December 31, 2004	181,586	83,397
Additional paid-in capital, stock options	14	14
(Deficit) retained earnings	(47,970)	69,176
Accumulated other comprehensive income	15,113	10,154

Total shareholders’ equity	148,743	162,741

Total liabilities and shareholders’ equity	€1,393,816	€1,255,649

The accompanying notes are an integral part of these financial statements.

MERCER INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2005, 2004 and 2003
(In Thousands of Euros, Except Per Share Data)

	2005	2004	2003

Revenues	€513,908	€237,212	€185,708
Costs and expenses
Cost of sales	484,425	221,595	171,192

	29,483	15,617	14,516
General and administrative expenses	(30,431)	(26,920)	(18,973)
Sale (purchase) of emission allowances	17,292	—	—
Impairment of capital assets	—	(6,000)	—
Flooding losses and expenses, less grant income	—	(669)	957
Settlement expenses	—	—	(1,041)

Income (loss) from operations	16,344	(17,972)	(4,541)

Other income (expense)
Interest expense	(86,860)	(23,749)	(11,523)
Investment income	2,467	2,948	1,653
Unrealized foreign exchange loss on debt	(4,156)	—	—
Realized (loss) gain on derivative financial instruments	(2,455)	44,467	29,321
Unrealized loss on derivative financial instruments	(69,308)	(32,331)	(13,153)
Impairment of investments	(1,699)	—	(2,255)
Impairment of available-for-sale securities	—	—	(5,570)

Total other expense	(162,011)	(8,665)	(1,527)

Loss before income taxes and minority interest	(145,667)	(26,637)	(6,068)
Income tax (provision) benefit (Note 12)	10,847	44,163	(3,172)

(Loss) income before minority interest	(134,820)	17,526	(9,240)
Minority interest	17,674	2,454	5,647

Net (loss) income	€(117,146)	€19,980	€(3,593)

Net (loss) income per share (Note 15)
Basic	€(3.75)	€1.15	€(0.21)

Diluted	€(3.75)	€0.89	€(0.21)

The accompanying notes are an integral part of these financial statements.

MERCER INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
For the Years Ended December 31, 2005, 2004 and 2003
(In Thousands of Euros)

	2005	2004	2003

Net (loss) income	€(117,146)	€19,980	€(3,593)

Other comprehensive income (loss)
Foreign currency translation adjustment	5,156	4,467	2,501
Pension plan additional minimum liability	(331)	—	—

Unrealized gains (losses) on securities
Unrealized holding gains (losses) arising during the year	134	390	(201)
Reclassification adjustment for losses included in net loss	—	—	2,293
Reclassification adjustment for other than temporary decline in value	—	—	5,519

	134	390	7,611

Other comprehensive income	4,959	4,857	10,112

Comprehensive (loss) income	€(112,187)	€24,837	€6,519

The accompanying notes are an integral part of these financial statements.

MERCER INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Years Ended December 31, 2005, 2004 and 2003
(In Thousands of Euros)

	Shares of Beneficial Interest
						Accumulated Other Comprehensive Income (Loss)
			Amount	Additional
			Paid in	Paid-in		Foreign	Pension Plan	Unrealized
			Excess of	Capital,	Retained	Currency	Additional	Gains
	Number	Par	Par	Stock	Earnings	Translation	Minimum	(Losses) on		Shareholders’
	of Shares	Value	Value	Options	(Deficit)	Adjustments	Liability	Securities	Total	Equity

Balance at December 31, 2002	16,874,899	€12,851	€64,144	€—	€52,789	€3,491	€—	€(8,306)	€(4,815)	€124,969
Shares issued on exercise of stock options	225,000	202	942	(231)	—	—	—	—	—	913
Granting of stock options	—	—	—	454	—	—	—	—	—	454
Net loss	—	—	—	—	(3,593)	—	—	—	—	(3,593)
Other comprehensive income	—	—	—	—	—	2,501	—	7,611	10,112	10,112

Balance at December 31, 2003	17,099,899	13,053	65,086	223	49,196	5,992	—	(695)	5,297	132,855
Shares issued on exercise of stock options	934,330	743	4,241	(209)	—	—	—	—	—	4,775
Shares issued on grants of restricted stock	40,000	40	234	—	—	—	—	—	—	274
Net income	—	—	—	—	19,980	—	—	—	—	19,980
Other comprehensive income	—	—	—	—	—	4,467	—	390	4,857	4,857

Balance at December 31, 2004	18,074,229	13,836	69,561	14	69,176	10,459	—	(305)	10,154	162,741
Shares issued on equity offering	10,768,700	8,275	58,370	—	—	—	—	—	—	66,645
Shares issued on acquisition of Celgar	4,210,526	3,244	27,570	—	—	—	—	—	—	30,814
Shares issued on grants of restricted stock	115,685	93	637	—	—	—	—	—	—	730
Net loss	—	—	—	—	(117,146)	—	—	—	—	(117,146)
Other comprehensive income	—	—	—	—	—	5,156	(331)	134	4,959	4,959

Balance at December 31, 2005	33,169,140	€25,448	€156,138	€14	€(47,970)	€15,615	€(331)	€(171)	€15,113	€148,743

The accompanying notes are an integral part of these financial statements.

MERCER INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2005, 2004 and 2003
(In Thousands of Euros)

	2005	2004	2003

Cash Flows from Operating Activities
Net (loss) income	€(117,146)	€19,980	€(3,593)
Adjustments to reconcile net loss to cash flows from operating activities
Unrealized losses on derivatives	69,308	32,331	13,042
Unrealized foreign exchange loss on debt	4,156	—	—
Depreciation and amortization	53,704	29,479	24,105
Impairment of investments	1,699	—	7,825
Minority interest	(17,674)	(2,454)	(5,647)
Loss from equity investee	—	284	1,676
Deferred income taxes	(11,480)	(42,476)	—
Stock compensation expense	441	735	454
Impairment of assets	—	6,000	—
Other	1,945	(307)	—
Changes in current assets and liabilities
Receivables	(18,810)	(21,659)	(1,650)
Inventories	(4,150)	(28,989)	(7,534)
Accounts payable and accrued expenses	50,304	17,320	1,082
Other	(959)	(638)	1,680

Net cash from operating activities	11,338	9,606	31,440
Cash Flows from (used in) Investing Activities
Cash restricted	61,221	(33,466)	(11,113)
Purchase of property, plant and equipment	(21,987)	(322,219)	(410,168)
Acquisition of Celgar pulp mill	(146,608)	—	—
Purchases of available-for-sale securities	(1,650)	—	—
Sale of properties	857	115	48
Sale of available-for-sale securities	—	1,161	6,408
Deferred acquisition costs	—	(770)	—
Advances to equity method investments	—	(2,071)	—
Other	—	—	342

Net cash used in investing activities	(108,167)	(357,250)	(414,483)
Cash Flows from (used in) Financing Activities
(Decrease) increase in construction costs payable	(64,223)	22,680	19,347
Proceeds from borrowings of notes payable and debt	313,118	237,000	367,588
Proceeds from minority shareholders	5,463	—	—
Repayment of notes payable and debt	(272,391)	(21,992)	(68,581)
Repayment of capital lease obligations	(6,411)	(1,970)	(1,011)
Proceeds from investment grants	84,694	103,574	84,911
Issuance of shares of beneficial interest	66,645	4,241	913

Net cash from financing activities	126,895	343,533	403,167
Effect of exchange rate changes on cash and cash equivalents	3,913	1,686	1,608

Net (decrease) increase in cash and cash equivalents	33,979	(2,425)	21,732
Cash and cash equivalents, beginning of year	49,568	51,993	30,261

Cash and cash equivalents, end of year	€83,547	€49,568	€51,993

The accompanying notes are an integral part of these financial statements.

MERCER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands of Euros, Except Per Share Data)

Note 1.	The Company and Summary of Significant Accounting Policies
      Mercer International Inc. is a business trust organized under the laws of the State of Washington, U.S. Under Washington law, shareholders of a business trust have the same limited liability as shareholders of a corporation (see Note 21). Mercer International Inc. and its subsidiaries (“the Company”) produces and markets pulp and paper products. The amounts in the notes are rounded to the nearest thousand of Euros except for the share and per share amounts.
Basis of Presentation
      The consolidated financial statements include the accounts of the Company and investees in which the Company exercises control (see Note 4). Significant intercompany accounts and transactions have been eliminated.
Estimates
      The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Estimates are used for, but not limited to, the accounting for doubtful accounts, depreciation and amortization, asset impairments, derivative financial instruments, environmental conservation, allocation of purchase price of acquisitions, asset retirement obligations, pensions and post-retirement benefit obligations, income taxes, and contingencies. Actual results could differ from these estimates.
Cash and Cash Equivalents
      Cash and cash equivalents includes cash held in bank accounts and highly liquid money market investments with original maturities of three months or less.
Investments
      Trading securities, consisting of marketable securities, are classified as current investments and are reported at fair values with realized gains or losses and unrealized holding gains or losses included in the results of operations.
      Investments in entities where the Company has equity investments in publicly traded companies in which it has less than 20% of the voting interest and in which it does not exercise significant influence. These securities are classified as available-for-sale securities and reported as long-term investments at fair values; based upon quoted market prices, with the unrealized gains or losses included as a separate component of shareholders’ equity, until realized. If a loss in value in available-for-sale securities is considered to be other than temporary, the loss is recognized in the determination of net income.
      The cost of all securities sold is based on the specific identification method to determine realized gains or losses.
      Investments in entities where the Company owns between 20% and 50% of the voting interest, and in which the Company exercises significant influence are accounted for using the equity method. Under this method, the investment is initially recorded at cost then reduced by dividends and increased or decreased by the Company’s proportionate share of the investee’s net earnings or loss. The amount of earnings or losses from equity investees is included in other investment income.

MERCER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In Thousands of Euros, Except Per Share Data)
Inventories
      Inventories of pulp, paper and logs are valued at the lower of average cost and net realizable value. Other materials and supplies are valued at the lower of average cost and replacement cost.
Property, Plant and Equipment
      Property, plant and equipment is stated at cost less accumulated depreciation. Depreciation of buildings and production equipment is based on the estimated useful lives of the assets and is computed using the straight-line method. Buildings are depreciated over 10 to 50 years and production and other equipment primarily over 25 years. Repairs and maintenance are charged to operations as incurred. Expenditures for new facilities and those expenditures that substantially increase the useful lives of existing property, plant and equipment are capitalized, as well as interest costs associated with major capital projects until ready for their intended use.
      The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. To determine recoverability, the Company compares the carrying value of the assets to the estimated future undiscounted cash flows. Measurement of an impairment loss for long-lived assets held for use is based on the fair value of the asset.
      The Company provides for asset retirement obligations when there are legislated or contractual bases for those obligations. Obligations are capitalized and amortized over the remaining useful life of the related operations.
Government Grants
      The Company records investment grants from federal and state governments when they are received. Grants related to assets are government grants whose primary condition is that the company qualifying for them should purchase, construct or otherwise acquire long-term assets. Secondary conditions may also be attached restricting the type or location of the assets and/or other conditions must be met. Grants related to assets, when received, are deducted from the asset costs. Grants related to income are government grants which are either unconditional or related to the Company’s normal business operations, and are reported as a reduction of related expenses when received.
Deferred Note Issuance Costs
      Note issuance costs are deferred and amortized as a component of expenses over the term of the related debt instrument.
Pensions
      Celgar has a defined benefit pension plan for its salaried employees which is funded, trusteed and non-contributory. The cost of the benefits earned by the salaried employees is determined using the projected benefit method pro rated on services. The pension expense reflects the current service cost, the interest on the unfunded liability and the amortization over the estimated average remaining service life of the employees of (i) the unfunded liability and (ii) experience gains or losses.
      With respect to the pensions of its hourly-paid employees, who are covered by a multi-employer pension plan, Celgar charges its contributions to this plan against earnings.

MERCER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In Thousands of Euros, Except Per Share Data)
Foreign Operations and Currency Translation
      The Company translates foreign assets and liabilities of its subsidiaries, other than those denominated in Euros, at the rate of exchange at the balance sheet date. Revenues and expenses are translated at the average rate of exchange throughout the year. Gains or losses from these translations are reported as a separate component of other comprehensive income (loss), until all of the investment in the subsidiaries is sold or liquidated. The translation adjustments do not recognize the effect of income tax because the Company expects to reinvest the amounts indefinitely in operations.
      Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the local functional currency, other than those exchange rate fluctuations on foreign denominated debt, are included in “General and administrative expenses” in the statement of operations, which amounted to €(2,624), €785 and €(1,664) for the years ended December 31, 2005, 2004 and 2003, respectively.
Revenue and Related Cost Recognition
      The Company recognizes revenue from product sales, transportation and other when persuasive evidence of an arrangement exists, the sales price is fixed or determinable, title of ownership and risk of loss have passed to the customer and collectibility is reasonably assured. Sales are reported net of discounts and allowances. Amounts charged to customers for shipping and handling are recognized as revenue. Shipping and handling costs incurred by the Company are included in cost of sales.
Environmental Conservation
      Liabilities for environmental conservation are recorded when it is probable that obligations have been incurred and their fair value can be reasonably estimated. Any potential recoveries of such liabilities are recorded when there is an agreement with the reimbursing entity and recovery is assessed as likely to occur.
Stock-Based Compensation
      The Company accounts for its stock-based compensation plans under the recognition and measurement principles of APB Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees,” and related interpretations. Restricted stock grants are recorded over the required vesting period as compensation cost, based on the market value at the date of the grant. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

	2005	2004	2003

Net (Loss) Income
As reported	€(117,146)	€19,980	€(3,593)
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of any related tax effects	(93)	(42)	(29)
Add: Reversal of stock-based compensation expense recognized under APB Opinion No. 25	—	—	14

Pro forma	€(117,239)	€19,938	€(3,608)

MERCER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In Thousands of Euros, Except Per Share Data)

	2005	2004	2003

Basic Income (Loss) Per Share
As reported	€(3.75)	€1.15	€(0.21)
Pro forma	€(3.76)	€1.15	€(0.21)
Diluted Income (Loss) Per Share
As reported	€(3.75)	€0.89	€(0.21)
Pro forma	€(3.76)	€0.89	€(0.21)
      The fair value of each option granted is estimated on the grant date using the Black Scholes Model. The assumptions used in calculating fair value are as follows:

	2005	2004	2003

Risk-free interest rate	4.1%	—	2.0%
Expected life of the options	3 years	—	3 years
Expected volatility	50.4%	—	32.4%
Expected dividend yield	0.0%	—	0.0%
Taxes on Income
      Income taxes are reported under SFAS No. 109, “Accounting for Income Taxes”, and, accordingly, deferred income taxes are recognized using the asset and liability method, whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carryforwards. Valuation allowances are provided if, after considering available evidence, both positive and negative, it is more likely than not that some or all of the deferred tax assets will not be realized.
Derivative Financial Instruments
      The Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), effective January 1, 2001. All derivative financial instruments are marked-to-market and any resulting unrealized gains and losses on such derivative contracts are recorded.
      The Company enters into derivative financial instruments, including foreign currency forward contracts and swaps and interest rate swaps, caps and forward rate agreements, to limit exposures to changes in foreign currency exchange rates and interest rates. These derivative instruments are not designated as hedging instruments under SFAS No. 133 and, accordingly, any change in their fair value is recognized in loss (gain) on derivative financial instruments in the consolidated statements of operations.
Income (Loss) Per Share
      Basic income (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding in the period. Diluted income (loss) per share takes into consideration common shares outstanding (computed under basic earnings per share) plus potentially dilutive common shares. Dilutive common shares consist of stock options, warrants and convertible notes.
Reclassifications
      Certain prior year amounts in the consolidated financial statements have been reclassified to conform to the current year presentation.

MERCER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In Thousands of Euros, Except Per Share Data)
New Accounting Standards
      In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, (“SFAS 123R”). SFAS 123R addresses the requirements of an entity to measure the cost of services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost of such award will be recognized over the period during which an option holder is required to provide services in exchange for the award. The Company will adopt the provisions of SFAS 123R on a modified prospective basis in the first quarter of fiscal 2006.
      In June 2005, the FASB issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections, (“SFAS 154”). SFAS 154 replaces APB Opinion No. 20, Accounting Changes, and FAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle. It carries forward without change the guidance from Opinion 20 for reporting the correction of an error in previously issued financial statements and the accounting for changes in estimate. The provisions of SFAS 154 will be effective for the Company in the first quarter of fiscal 2006 and are not expected to have a current impact on the Company’s financial position or results of operations.
      In November 2004, the FASB issued SFAS No. 151, Inventory Costs — an amendment of ARB No. 43, Chapter 4, which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) and also requires that the allocation of fixed production overhead be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005 and is not expected to have a material impact on the Company’s consolidated financial statements in the first quarter of 2006.
      In November 2005, the FASB issued FSP Nos. FAS 115-1 and 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, which addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment. The FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in the FSP amends SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, SFAS No. 124, Accounting for Certain Investments Held by Not-for-Profit Organizations, and APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. The Company has reviewed the guidance of FSP Nos. FAS 115-1 and 124-1 and has determined that its practices are consistent with the FSP; therefore, the adoption of the FSP on January 1, 2006 will have no impact on the Company’s consolidated financial statements.

Note 2.	Acquisition of the Celgar Mill and Related Financings
Acquisition
      On February 14, 2005, the Company completed its acquisition of the Celgar NBSK pulp mill. The aggregate consideration for the acquisition was €177,422, which included €142,940 in cash, acquisition related expenditures of €3,668 and €30,814 was paid in shares of beneficial interest of the Company. The results of the Celgar mill are included in the consolidated statement of operations since the acquisition date.

MERCER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In Thousands of Euros, Except Per Share Data)
      The allocation of the purchase price is summarized below.

Purchase price:
Cash (including defined working capital)	€142,940
Equity — shares of beneficial interest	30,814
Acquisition costs	3,668

€177,422

Net assets acquired:
Receivables	€32
Inventories	19,969
Prepaids and other assets	616
Property, plant and equipment	175,096
Accrued expenses and other liabilities	(4,103)
Pension plan and post-retirement benefits obligation	(14,188)

€177,422

      In October 2005, our wholly owned subsidiary, Zellstoff Celgar Limited, received a re-assessment for real property transfer tax payable in British Columbia, Canada, in the amount of approximately €3.5 million in connection with the transfer of the land where the Celgar mill is situated. The Company is contesting the assessment and the amount, if any, that may be payable in connection therewith is not yet determinable. Any additional amount paid in connection with the re-assessment will increase the cost basis of the assets acquired.
Pro Forma Financial Summary (Unaudited)
      The following pro forma financial summary is presented as if the acquisition of the Celgar pulp mill was completed as of January 1, 2003. The pro forma combined results are not necessarily indicative of the actual results that would have occurred had the acquisition been consummated on those dates, or of the future operations of the combined entities.

	Years Ended December 31

	2005	2004	2003

Total revenues	€535,631	€434,253	€365,725
Net income (loss)	€(125,965)	€23,984	€(13,977)
Income (loss) from continuing operations per share:
Basic	€(3.81)	€0.74	€(0.46)
Diluted	€(3.81)	€0.55	€(0.46)

MERCER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In Thousands of Euros, Except Per Share Data)

Note 3.	Cash and Restricted Cash
      Cash includes an amount restricted by a lender to pay current construction costs and long-term restricted cash for debt service reserves as required under long-term debt agreements (Note 1).

	2005	2004

Cash and cash equivalents	€83,547	€49,568
Cash, restricted	7,039	45,295

Total current cash, cash equivalents and restricted cash	€90,586	€94,863

Long-term cash restricted	€24,573	€47,538

      The Company maintains cash balances in foreign financial institutions in excess of insured limits.

Note 4.	Investments
Investments
      Included in investments are equity securities and our investment in Landqart AG (“Landqart”).
      At December 31, 2002, the Company exchanged its 80% interest in Landqart for a 49% interest in Equitable Industries Limited Partnership (“Equitable”), resulting in a 39% indirect interest in Landqart. The Company recorded this non-monetary exchange based on the carrying value of Landqart, resulting in no gain or loss being recorded.
      In the year ended December 31, 2003, in addition to recognition of equity losses, an impairment charge of €2,255 was taken to reflect uncertainty about value.
      In the year ended December 31, 2004, the Company increased its investment through advances of €2,071 offset by equity losses of €284.
      In order to position Landqart as available for sale, during 2005 we acquired the remaining interest for €130 in cash plus certain non-cash assets which had a €Nil book value. As the interest was acquired to facilitate a sale, Landqart is carried on a non-consolidated basis.

Note 5.	Receivables

	December 31

	2005	2004

Sale of pulp and paper products (net of allowance of €1,213 and €247, respectively)	€67,858	€37,966
Value added tax	1,326	7,048
Other	5,131	4,753
Foreign exchange derivative gains	—	4,920

	€74,315	€54,687

      The Company reviews the collectability of receivables on a periodic basis. The Company maintains an allowance for doubtful accounts at an amount estimated to cover the potential losses on the receivables. Any amounts that are determined to be uncollectible are charged off against the allowance. The amounts of allowance and charge-off are based on the Company’s evaluation of numerous factors, including the payment history and financial position of the debtors. The Company does not generally require collateral for any of its receivables.

MERCER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In Thousands of Euros, Except Per Share Data)

Note 6.	Inventories

	December 31

	2005	2004

Pulp and paper
Raw materials	€42,649	€38,679
Work in process and finished goods	38,498	14,219

	€81,147	€52,898

Note 7.	Property, Plant and Equipment

	December 31

	2005	2004

Land	€26,347	€24,899
Buildings	132,694	148,062
Production and other equipment	1,076,195	920,360

	1,235,236	1,093,321
Less: Accumulated depreciation	(210,574)	(157,286)

	€1,024,662	€936,035

      The Stendal pulp mill was substantially complete and ready for its intended use on September 18, 2004. Effective September 18, 2004, the Company began expensing all of the costs, including interest, related to the mill and began depreciating it. A depreciation period of 25 years was established based on the expected useful life of the production assets. Depreciation was computed using the straight-line method in accordance with the Company’s accounting policies.
      In conjunction with establishing the depreciation period for the Stendal mill, the Company also reviewed the useful life of the Rosenthal mill, which resulted in a change in the estimate of its useful life from an initial 15 to 25 years. The change in estimate was reflected effective July 1, 2004. As the Rosenthal mill had been depreciated for approximately 5 years as of July 1, 2004, the change in estimate reflects a remaining depreciable life of approximately 20 years. The total effect of the change in estimate resulted in a decrease of approximately €4,375 in cost of sales, an increase in net income and an increase in basic and diluted net income per share of €0.25 and €0.15, respectively, for the year ended December 31, 2004.
      Included in production and other equipment is equipment under capital leases which had gross amounts of €19,804 and €16,940, and accumulated depreciation of €9,750 and €6,686, respectively, as at December 31, 2005 and 2004. During the years 2005, 2004 and 2003, production and other equipment totaling €2,864, €10,295 and €2,809, respectively, was acquired under capital lease obligations.

MERCER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In Thousands of Euros, Except Per Share Data)

Note 8.	Accounts Payable and Accrued Expenses

	December 31

	2005	2004

Trade payables	€39,594	€14,592
Accounts payable and other	20,446	9,867
Accrued expenses	43,346	27,367
Derivative contracts	4,154	1,167
Capital leases, current portion	3,973	3,549

	€111,513	€56,542

Note 9.	Debt, Current

	December 31

	2005	2004

Note payable	€1,300	€1,394
Debt, Stendal	25,550	90,000
Debt, current portion	751	15,696

Total current debt	€27,601	€107,090

      The Company has a note payable to banks of €1,300 and €1,394 at December 31, 2005 and 2004, respectively. The notes bear interest at a rate of 5.25% as at December 31, 2005 and December 31, 2004.
      As part of the Company’s total Stendal credit facility (Note 10), the Company has secured a line of credit specifically to finance a portion of construction costs that will be primarily recovered by way of government grants. The interest rate is described in Note 10 and the balance will be extinguished upon receipt of the grants. As at December 31, 2005, €7,000 had been advanced to the Company, and €7,000 of applications for grant recoveries were outstanding.

MERCER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In Thousands of Euros, Except Per Share Data)

Note 10.	Long-Term Debt
      Long-term debt consists of the following:

	December 31

	2005	2004

Senior notes due February 2013, interest at 9.25% accrued and payable semi-annually, unsecured(a)	€261,780	€—
Note payable to bank, interest at rates varying from 4.5% to 6.8% at December 31, 2004(b)	—	171,599
Subordinated convertible notes due October 2010, interest at 8.5% accrued and payable semi-annually(c)	69,667	60,940
Credit agreement with a syndicate of banks with respect to a revolving credit facility of U.S.$30 million(d)	10,576	—
Credit agreement with bank with respect to a revolving credit facility of €40.0 million(e)	—	—
Note payable to bank, interest at Euribor plus 4.5%, unsecured, due in semi-annual installments(f)	—	7,092
Notes payable to bank, interest at 4.15% and 4.30% at December 31, 2005(g)	1,196	1,367
Notes payable to bank, interest at 2.65% at December 31, 2005(h)	2,115	2,403
Note payable to bank, interest at three month Euribor plus 1.75% at December 31, 2005(i)	636	783

	345,970	244,184
Less: Current portion	(751)	(15,696)

Debt, other operations	345,219	228,488

Note payable to bank, included in a total credit facility of €827,950 to finance the construction related to the Stendal pulp mill(j)	602,950	631,400
Loans payable to minority shareholders of Stendal pulp mill(k)	—	7,384

Debt, Stendal	602,950	638,784
Less: Current portion	(25,550)	(90,000)

Debt, Stendal	577,400	548,784
Debt, other operations	345,219	228,488

Total	€922,619	€777,272

MERCER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In Thousands of Euros, Except Per Share Data)
      As of December 31, 2005, the principal maturities of long-term debt are as follows:

Matures	Amount

2006	€26,301
2007	36,345
2008	30,071
2009	36,527
2010	109,310
Thereafter	710,366

€948,920

Consisting of:	Amount

Debt, Stendal	€602,950
Debt, other operations before current portion	345,970

€948,920

      Interest paid amounted to €46,411 in 2005, €43,581 in 2004 and €25,441 in 2003.

(a)	Senior notes due February 2013, interest at 9.25% accrued and payable semi-annually, unsecured. At any time prior to February 15, 2008, the Company may redeem up to 35% of the aggregate principal amount of notes issued under the indenture at a redemption price of 109.25% of the principal amount of the senior notes plus accrued and unpaid interest to the redemption date, with the net cash proceeds of a sale of equity interests of the Company. On or after February 15, 2009, the Company may redeem all or a part of the notes at redemption prices (expressed as a percentage of principal amount) equal to 104.625% for the twelve month period beginning on February 15, 2009, 102.3125% for the twelve month period beginning on February 15, 2010, and 100.00% beginning on February 15, 2011 and at any time thereafter, plus accrued and unpaid interest.

(b)	Note payable to bank, interest at rates varying from 4.5% to 6.8% at December 31, 2004, principal due in semi-annual installments based on a percentage of the final loan amount beginning at 2.9% to 5.3%, until the note is due on September 30, 2013, collateralized by receivables (amounting to €15,534 at December 31, 2004), inventory (amounting to €13,727 at December 31, 2004) and a subsidiary’s operating pulp mill assets with 48% and 32% principal plus interest guaranteed by the Federal Republic of Germany and the State of Thuringia, respectively; restricted cash amounted to €28,464 at December 31, 2004 in connection with this borrowing; payment of dividends by the subsidiary is permitted if certain cash flow requirements are met. This borrowing was refinanced in February 2005.

(c)	Subordinated convertible notes due October 2010, interest at 8.5% accrued and payable semi-annually, convertible at any time by the holder into shares of beneficial interest of the Company at U.S.$7.75 per share, unsecured. The Company may redeem for cash all or a portion of these notes at any time on or after October 15, 2008 at 100% of the principal amount of the notes plus accrued and unpaid interest up to the redemption date, the holders of the convertible notes will have the option to require the Company to purchase for cash all or a portion of the notes not previously redeemed upon a specified change of control at a price equal to 100% of the principal sinking fund requirements.

(d)	Credit agreement with a syndicate of banks with respect to a revolving credit facility of U.S.$30 million. Borrowings under the credit agreement are guaranteed by the Company, and are secured by pulp mill inventory, and receivables. Borrowings under the credit agreement bear interest at banker’s acceptance

MERCER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In Thousands of Euros, Except Per Share Data)

rate plus 2.75% (rate on amount of borrowing at December 31, 2005 is 6.25%). The initial term of one year (that has been extended by 90 days), which, if not renewed, will convert to a one year term loan.

(e)	Credit agreement with bank with respect to a revolving credit facility of €40.0 million. Borrowings under the credit agreement are secured by pulp mill inventory and receivables. Borrowings under the credit agreement bear interest at Euribor plus 1.55%.

(f)	Note payable to bank, interest at Euribor plus 4.5%, unsecured, due in semi-annual installments beginning in March 2004, due in 2013.

(g)	Notes payable to bank, interest at 4.15% and 4.30% at December 31, 2005, secured by paper mill property, inventory and guarantee, due in semi-annual installments beginning in June 2005, due in December 2012.

(h)	Notes payable to bank, interest at 2.65% at December 31, 2005, secured by paper mill property and guarantee, due in quarterly instalments beginning in December 2004, due in June 2009 and June 2013.

(i)	Note payable to bank, interest at three month Euribor plus 1.75% at December 31, 2005 (rate on borrowing at December 31, 2005 is 3.896%), secured by paper mill property and guarantee, due in quarterly instalments beginning in June 2005, due in March 2009.

(j)	Note payable to bank, included in a total credit facility of €827,950 to finance the construction related to the Stendal pulp mill, interest at rates varying from Euribor plus 0.90% to Euribor plus 1.85% (rates on amounts of borrowing at December 31, 2005 range from 3.088% to 4.038%), principal due in required installments beginning September 30, 2006 until September 30, 2017, collateralized by the assets of the Stendal pulp mill, and at December 31, 2005, restricted cash amounting to €24,573, with 48% and 32% guaranteed by the Federal Republic of Germany and the State of Sachsen-Anhalt, respectively, of up to €586,550 of outstanding principal balance, subject to a debt service reserve account required to pay amounts due in the following twelve months under the terms of credit facility; payment of dividends is permitted if certain cash flow requirements are met.

(k)	Loans payable to minority shareholders of Stendal pulp mill, interest at 7% payable in September 2006 then payable semi-annually beginning March 2007, unsecured, subordinated to all liabilities of the Stendal pulp mill, due in 2017, €17,674 and €2,454 of Stendal’s net loss was applied to these loans in 2005 and 2004 due to a right of offset under German law.

Note 11.	Pension and Other Post-Retirement Benefit Obligations
      Included in pension and other post-retirement benefit obligations are amounts related to our Celgar and German pulp mills.
      The Celgar mill maintains defined benefit pension and post-retirement benefits plans for certain employees. Pension benefits are based on employees earnings and years of service. The pension plans are funded by contributions from the Company based on management’s best estimates.

MERCER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In Thousands of Euros, Except Per Share Data)
      Information about the Celgar plans, in aggregate for the period February 14, 2005 to December 31, 2005 is as follows:

	2005

		Other
		Post-Retirement
		Benefit
	Pension	Obligations	Total

Plan assets
Fair market value, February 14, 2005	€16,709	€—	€16,709
Annual return on assets	1,474	—	1,474
Funding contributions	1,325	231	1,556
Benefits paid	(855)	(231)	(1,086)
Foreign currency exchange rate changes	2,845	—	2,845

	€21,498	€—	€21,498

Accrued benefit obligation
Balance, February 14, 2005	€20,822	€10,075	€30,897
Current service cost	603	263	866
Interest cost	1,187	577	1,764
Benefits paid	(855)	(231)	(1,086)
Actuarial losses	2,826	2,586	5,412
Foreign currency exchange rate changes	3,608	1,885	5,493

	€28,191	€15,155	€43,346

Plan assets in excess of (less than) accrued benefit obligation	€(6,693)	€(15,155)	€(21,848)
Unamortized actuarial losses	2,718	2,803	5,521

Accrued benefit asset (liability)	€(3,975)	€(12,352)	€(16,327	)(1)

Components of the net benefit cost recognized
Service cost	€603	€263	€866
Interest cost	1,187	577	1,764
Expected return on plan assets	(1,155)	—	(1,155)

Net benefit costs	€635	€840	€1,475

(1)	The total of €17.1 million on the consolidated balance sheets also includes the minimum pension liability of €0.3 million and pension liabilities of approximately €0.4 million relating to employees at our German operations.

Contributions to the Celgar Plans:
      Management estimates that contributions to the Celgar plans will be approximately €1.7 million during 2006.

MERCER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In Thousands of Euros, Except Per Share Data)

Asset Allocation of Celgar Funded Plans:

	Target	2005

Equity securities	50 - 70%	62%
Debt securities	30 - 45%	35%
Cash and cash equivalents	0 - 10%	3%

		100%

Investment Objective:
      The investment objective for the Celgar plans is to sufficiently diversify invested plan assets to maintain a reasonable level of risk without imprudently sacrificing the return on the invested funds. To achieve this objective, asset allocation targets have been established by asset class as summarized above. Reviews of the investment objectives and the independent investment management are performed periodically.

Summary of Key Assumptions for the Celgar Plans:

Dec. 31, 2005

Benefit Obligations
Discount Rate	5.00%
Rate of Compensation Increase	3.00%
Net Benefit Cost for Year Ended
Discount Rate	6.00%
Rate of Compensation Increase	3.00%
Expected Rate of Return on Plan Assets	7.25%
Assumed Health Care Cost Trend Rate at:
Initial Health Care Cost Trend Rate	12.00%
Annual Rate of Decline in Trend Rate	1.00%
Ultimate Health Care Cost Trend Rate	5.00%
      A one-percentage point change in assumed health care cost trend rate would have the following effect on the Celgar plans:

	Dec. 31, 2005

	1% Increase	1% Decrease

Effect on total service and interest rate components	143	(109)
Effect on post-retirement benefit obligation	2,020	(1,594)

Note 12.	Income Taxes
      The provision for current income taxes consists entirely of non U.S. taxes for the years ended December 31, 2005, 2004 and 2003, respectively.

MERCER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In Thousands of Euros, Except Per Share Data)
      Differences between the U.S. Federal Statutory and the Company’s effective rates are as follows:

	Year Ended December 31,

	2005	2004	2003

	34%	34%	34%
U.S. Federal statutory rates on loss from operations before income tax and minority interest	€49,815	€9,057	€2,063
Tax differential on foreign income (loss)	4,029	882	(66)
Valuation allowance	(44,571)	32,537	(1,992)
Recovery of (provision for) tax reassessments	—	1,692	(2,962)
Other	1,574	(5)	(215)

	€10,847	€44,163	€(3,172)

Comprised of:
Current	€(383)	€1,687	€(3,172)
Deferred	11,230	42,476	—

	€10,847	€44,163	€(3,172)

      Deferred income tax assets and liabilities are composed of the following:

	December 31

	2005	2004

German tax loss carryforwards	€55,083	€29,746
Basis difference between income tax and financial reporting with respect to operating pulp mills	15,747	25,775
Derivative financial instruments	54,080	28,601
Reserve for deferred pension liability	5,777	—
U.S. tax loss carry forwards	15,749	7,000
Other	737	—

	147,173	91,122
Valuation allowance	(83,236)	(38,665)

Net deferred tax asset	€63,937	€52,457

Comprised of:
Deferred income tax asset	€78,381	€54,519
Deferred income tax liability	(14,444)	(2,062)

	€63,937	€52,457

      The Company’s subsidiaries in Germany are the subject of income tax audits in Germany on a continuing basis which may result in changes to the amounts in the above table. Because of this and other uncertainties regarding future amounts of taxable income in Germany, Canada and the United States, the Company has provided a valuation reserve for all of its deferred tax assets relating to tax losses carried forward for income tax purposes.
      The Company’s U.S. losses carried forward amount to approximately €46,321 at December 31, 2005 which will expire in the tax years ending 2011 through 2025, if not used. Management believes that these tax loss carryforwards are not likely to be utilized, under current circumstances, and has fully reserved any resulting potential tax benefit.

MERCER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In Thousands of Euros, Except Per Share Data)
      The Company’s German corporate income tax losses carried forward amount to approximately €178,505 at December 31, 2005. Management believes that these tax loss carryforwards are not likely to be utilized, under current circumstances, and has fully reserved any resulting potential tax benefit.
      Income (loss) from foreign source operations amounted to €(92,043), €31,206 and €5,270 for the years ended December 31, 2005, 2004 and 2003, respectively. These amounts are intended to be indefinitely reinvested in operations. A determination of any deferred tax liability for temporary differences related to investments in foreign subsidiaries that are essentially permanent in duration is not practicable.
      Income taxes paid amounted to €640, €16 and €309 in 2005, 2004 and 2003, respectively.

Note 13.	Shareholders’ Equity
      In February 2005, the Company issued an aggregate of 4,210,526 shares of beneficial interest by way of private placement at a price of U.S.$9.50 per share as part of the consideration for the acquisition of the Celgar mill. In addition, in February 2005, the Company issued U.S.$310,000 of 9.25% senior unsecured notes due 2013 and an aggregate of 10,768,700 shares of beneficial interest at a price of U.S.$8.50 per share by way of separate public offerings.

Note 14.	Stock-Based Compensation
      The Company has a non-qualified stock option plan which provides for options to be granted to officers and employees to acquire a maximum of 3,600,000 shares of beneficial interest including options for 130,000 shares to trustees who are not officers or employees. During 2004, the Company adopted a stock incentive plan which provides for options, stock appreciation rights and restricted shares to be awarded to employees and outside trustees to a maximum of 1,000,000 shares.
      Following is a summary of the status of the plan during 2005, 2004 and 2003:

	Number of	Weighted Average
	Shares	Exercise Price

		(In U.S. Dollars)
Outstanding at December 31, 2002	2,218,000	$7.67
Granted	200,000	6.01
Cancelled	(372,500)	9.83

Outstanding at December 31, 2003	2,045,500	7.12
Exercised	(861,000)	6.34
Cancelled	(129,500)	16.68

Outstanding at December 31, 2004	1,055,000	6.58
Granted	130,000	7.78

Outstanding at December 31, 2005	1,185,000	$6.71

MERCER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In Thousands of Euros, Except Per Share Data)
      Following is a summary of the status of options outstanding at December 31, 2005:

Outstanding Options

		Weighted		Exercisable Options
Exercise		Average	Weighted
Price		Remaining	Average		Weighted Average
Range		Number	Contractual Life	Exercise Price	Number	Exercise Price

(In U.S. Dollars)					(In U.S. Dollars)
$5.65 - 6.375	920,000	4.50	6.30	886,666	$6.32
8.50	135,000	1.50	8.50	135,000	8.50
7.30	30,000	9.50	7.30	10,000	7.30
7.92	100,000	9.75	7.92	33,333	7.92

Note 15.	Net Income (Loss) Per Share

	Year ended December 31,

	2005	2004	2003

Net (loss) income from continuing operations — Basic	€(117,146)	€19,980	€(3,593)
Interest on convertible notes, net of tax	—	5,395	—

Net (loss) income from continuing operations — Diluted	€(117,146)	€25,375	€(3,593)

Weighted average number of common shares outstanding:
Basic	31,217,765	17,426,351	16,940,858
Effect of dilutive shares:
Stock options and awards	—	453,839	—
Convertible notes	—	10,645,161	—

Diluted	31,217,765	28,525,351	16,940,858

Net (loss) income from continuing operations per share:
Basic	€(3.75)	€1.15	€(0.21)

Diluted	€(3.75)	€0.89	€(0.21)

      The calculation of diluted income (loss) per share does not assume the exercise of stock options and awards or the conversion of convertible notes that would have an anti-dilutive effect on earnings per share. Stock options and awards excluded from the calculation of diluted income (loss) per share because they are anti-dilutive represented 213,492 and 19,891 for the years ended December 31, 2005 and 2003, respectively. Convertible notes excluded from the calculation of diluted income (loss) per share because they are anti-dilutive represented 10,645,161 and 10,645,161 for the years ended December 31, 2005 and 2003, respectively.

Note 16.	Business Segment Information
      The Company operates in two reportable business segments: pulp and paper. The segments are managed separately because each business requires different production and marketing strategies. The results of the Celgar mill presented below are from the date of its acquisition on February 14, 2005.
      Both segments operate in industries which are cyclical in nature and their markets are affected by fluctuations in supply and demand in each cycle. These fluctuations have significant effect on the cost of materials and the eventual sales prices of products.

MERCER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In Thousands of Euros, Except Per Share Data)
      Summarized financial information concerning the segments is shown in the following table:

	Year ended December 31, 2005

						Corporate,
	Rosenthal	Celgar	Stendal			Other and	Consolidated
	Pulp	Pulp	Pulp	Total Pulp	Paper	Eliminations	Total

Sales to external customers	€137,193	€139,213	€176,031	€452,437	€61,471	€—	€513,908
Intersegment net sales	—	—	6,308	6,308	—	(6,308)	—

	137,193	139,213	182,339	458,745	61,471	(6,308)	513,908

Operating costs	100,180	131,521	151,620	383,321	56,976	(7,913)	432,384
Operating depreciation and amortization	13,109	10,535	27,262	50,906	881	254	52,041
General and administrative	6,837	5,935	5,176	17,948	5,920	6,563	30,431
(Sale) purchase of emission allowances	(7,271)	—	(10,021)	(17,292)	—	—	(17,292)

	112,855	147,991	174,037	434,883	63,777	(1,096)	497,564

Income (loss) from operations	24,338	(8,778)	8,302	23,862	(2,306)	(5,212)	16,344
Interest expense							(86,860)
Investment income							2,467
Derivative financial instruments, net							(71,763)
Foreign exchange gain (loss) on debt							(4,156)
Impairment of investments							(1,699)

(Loss) income before income taxes and minority interest							€(145,667)

Segment assets	€344,473	€260,461	€746,346	€1,351,280	€21,892	€20,644	€1,393,816

Capital expenditures	€7,063	€5,353	€8,275	€20,691	€4,132	€70	€24,893

MERCER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In Thousands of Euros, Except Per Share Data)

	Year ended December 31, 2004

					Corporate,
	Rosenthal	Stendal	Total		Other and	Consolidated
	Pulp	Pulp	Pulp	Paper	Eliminations	Total

Sales to external customers	€140,203	€42,273	€182,476	€54,970	€(234)	€237,212
Intersegment net sales	1,949	885	2,834	—	(2,834)	—

	142,152	43,158	185,310	54,970	(3,068)	237,212

Operating costs	98,113	46,185	144,298	51,184	(3,031)	192,451
Operating depreciation and amortization	17,751	9,022	26,773	2,356	15	29,144
General and administrative	10,733	8,560	19,293	4,532	3,095	26,920
Impairment of assets	—	—	—	6,000	—	6,000
Flooding grants, less losses and expenses	—	—	—	669	—	669

	126,597	63,767	190,364	64,741	79	255,184

Income (loss) from operations	15,555	(20,609)	(5,054)	(9,771)	(3,147)	(17,972)
Interest expense						(23,749)
Derivative financial instruments, net						12,136
Other income (expense)						2,948

(Loss) income before income taxes and minority interest						€(26,637)

Segment assets	€394,569	€810,267	€1,204,836	€22,735	€28,078	€1,255,649

Capital expenditures	€3,860	€396,578	€400,438	€4,707	€78	€405,223

MERCER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In Thousands of Euros, Except Per Share Data)

	Year ended December 31, 2003

					Corporate,
	Rosenthal	Stendal	Total		Other and	Consolidated
	Pulp	Pulp	Pulp	Paper	Eliminations	Total

Sales to external customers	€129,031	€251	€129,282	€56,426	€—	€185,708
Intersegment net sales	2,335	—	2,335	—	(2,335)	—

	131,366	251	131,617	56,426	(2,335)	185,708

Operating costs	99,223	—	99,223	50,397	(2,335)	147,285
Operating depreciation and amortization	21,881	—	21,881	2,026	—	23,907
General and administrative	8,332	3,641	11,973	4,818	2,182	18,973
Settlement expenses	—	—	—	—	1,041	1,041
Flooding grants, less losses and expenses	—	—	—	(957)	—	(957)

	129,436	3,641	133,077	56,284	888	190,249

Income (loss) from operations	1,930	(3,390)	(1,460)	142	(3,223)	(4,541)
Interest expense						(11,523)
Derivative financial instruments, net						(13,153)
Realized gain on foreign exchange derivatives						29,321
Impairment of investments						(7,825)
Other income (expense)						1,653

(Loss) income before income taxes and minority interest						€(6,068)

Capital expenditures	€6,869	€399,403	€406,272	€7,778	€—	€414,050

      The following table presents net sales to external customers by geographic area based on location of the customer.

	2005	2004	2003

Germany	€124,682	€88,119	€80,306
China	82,938	8,500	353
Italy	73,979	54,832	46,609
Other European Union countries	108,283	64,846	29,936
Other Asia	57,709	4,787	91
North America	37,644	59	124
Other countries	23,826	11,960	25,037

	509,061	233,103	182,456
Third party transportation revenues	4,847	4,109	3,252

	€513,908	€237,212	€185,708

MERCER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In Thousands of Euros, Except Per Share Data)
      The following table presents total assets by geographic area based on location of the asset.

	2005	2004

Germany	€1,112,711	€1,227,571
Canada	261,273	478
Other	19,832	27,600

	€1,393,816	€1,255,649

      In 2005, pulp sales to one customer amounted to 6% (2004 — 10%; 2003 — 11%) of total pulp sales.
Note 17.     Financial Instruments
      The fair value of financial instruments at December 31 is summarized as follows:

	2005		2004

	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

Cash and cash equivalents	€83,547	€83,547	€49,568	€49,568
Cash restricted	31,612	31,612	92,833	92,833
Notes payable	1,300	1,300	1,394	1,394
Long-term debt	948,920	948,920	882,968	882,968
Interest rate derivative contracts — liability	78,646	78,646	76,638	76,638
Foreign exchange rate derivative contracts — liability	61,979	61,979	—	—
Foreign exchange rate derivative contracts — asset	—	—	4,920	4,920
      In common with other pulp and paper companies, sales are based in U.S. dollars. As a result of these transactions the Company and its subsidiaries has financial risk that the value of the Company’s financial instruments will vary due to fluctuations in foreign exchange rates.
      The carrying value of cash and cash equivalents approximates the fair value due to its short-term maturity. The fair value of cash restricted was equal to its carrying amount because it is in an account which bears a market rate of interest. The fair value of notes payable (Note 9) was determined using discounted cash flows at prevailing market rates. The fair value of long-term debt reflects prevailing market conditions and the Company’s use of derivative instruments to manage interest rate risk. The fair values of the interest rate and foreign currency exchange contracts are obtained from dealer quotes. These values represent the estimated amount the Company would receive or pay to terminate agreements taking into consideration current interest rates, the creditworthiness of the counterparties and current foreign currency exchange rates.
      The Company has entered into interest rate and foreign exchange derivative instruments in connection with certain of its long-term debt (Note 10). The contracts are with the same banks which hold the debt and the Company does not anticipate non-performance by the banks.
      The Company uses interest rate derivatives to fix the rate of interest on indebtedness under the Stendal loan facilities and uses foreign exchange derivatives to convert some costs (including currency swaps relating to long-term indebtedness) from Euros to U.S. dollars.
Interest Rate Derivatives
      During 2004, the Company entered into certain variable-to-fixed interest rate swaps in connection with the Stendal mill with respect to an aggregate maximum amount of approximately €612,619 of the principal amount of the long-term indebtedness under the Stendal loan facility. The aggregate notional amount of these

MERCER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In Thousands of Euros, Except Per Share Data)
contracts ranges from €464,895 to €612,619, at a fixed interest rate of 5.28% and they mature from May 2005 to October 2017 (the maturity of the Stendal loan facility). The Company recognized an unrealized loss of €3,176 and €32,320 with respect to these interest rate swaps for the year ended December 31, 2005 and 2004, respectively.
      The Company had entered into and subsequently settled certain interest rate contracts with an aggregate notional amount of €134,319, maturing September 2007 and recognized a loss of €295 and €11 with respect to these interest rate cap contracts for the year ended December 31, 2005 and 2004, respectively.
Foreign Exchange Derivatives
      During 2004, the Company entered into and subsequently settled certain currency swaps with an initial aggregate notional amount of €Nil and recognized a gain of €39,578.
      During 2005, the Company entered into certain currency swaps with an initial aggregate notional amount of €Nil.
      During 2005, the Company entered into and subsequently settled certain currency forward contracts with an aggregate notional amount of €Nil and recognized a loss of €2,160. During 2004, the Company entered into and subsequently settled certain currency forward contracts with an aggregate notional amount of €Nil and recognized a gain of €4,897.
Credit Risk
      Concentrations of credit risk on the sale of pulp and paper products are with customers and agents based in Germany, Italy, other European countries, North America, Asia, and other countries.
Note 18.     Lease Commitments
      Minimum lease payments under capital and non-cancellable operating leases and the present value of net minimum payments at December 31, 2005 were as follows:

	Capital	Operating
	Leases	Leases

2006	€4,107	€894
2007	4,742	577
2008	2,958	233
2009	996	118
2010	354	107
Thereafter	—	146

Total	13,157	€2,075

Less imputed interest	(837)

Total present value of minimum capitalized payments	12,320
Less current portion of capital lease obligations	(3,973)

Long-term capital lease obligations	€8,347

      Rent expense under non-cancellable operating leases was €1,761, €1,783 and €2,231 for 2005, 2004 and 2003, respectively. The current portion of the capital lease obligations is included in accounts payable and accrued expenses and the long-term portion is included in capital leases and other in the consolidated balance sheets.

MERCER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In Thousands of Euros, Except Per Share Data)
Note 19.     Commitments and Contingencies
      At December 31, 2005 and 2004, the Company recorded a liability for environmental conservation expenditures of €8,669 and €3,475, respectively. Management believes the liability amount recorded is sufficient.
      The Company is required to pay certain charges based on water pollution levels at its German mills. Unpaid charges can be reduced by investing in qualifying equipment that results in less water pollution. The Company believes that equipment investments already made will offset most of these charges, although it has not received final determination from the appropriate authorities. Accordingly, a liability for these water charges has only been recognized to the extent that equipment investments have not been made.
      We are in the process of implementing a capital improvement project at our Celgar mill in the aggregate amount of approximately €20,000. At December 31, 2005, the Company had entered into commitments totaling €3,263.
      The Company is involved in various matters of litigation arising in the ordinary course of business. In the opinion of management, the estimated outcome of such issues will not have a material effect on the Company’s financial statements.
      The Company’s Celgar mill maintains industrial land fills on its premises for the disposal of waste, primarily from the mill’s pulp processing activities. The mill has an obligation under its land fill permits to decommission these disposal facilities pursuant to the requirements of its local regulations. The balance of the aggregate carrying amount of the asset retirement obligation amounted to €1,598 at December 31, 2005.
Note 20.     Impairment Charge
      During years leading up to 2005 the paper segment reported weaker than expected returns for a period of time and certain initiatives to increase the return on the assets were unsuccessful. As a result, the Company reviewed the paper segment for possible impairment of value. The Company recorded an impairment of €6,000 against the Fährbrücke mill assets during the year ended December 31, 2004. Fair value of the assets was based primarily on cash flow analysis and information available from unsolicited third-party interests in these assets.
Note 21.     Subsequent Events
      Effective March 1, 2006, the Company was converted from a business trust organized under the laws of the State of Washington to a corporation organized under the laws of the State of Washington. The conversion was effected through the merger of Mercer Inc. with and into an indirect wholly owned Delaware subsidiary company followed by a merger with a direct wholly owned Washington subsidiary company. The conversion effected a change in the Company’s legal form, but did not result in any change in its business, management, fiscal year, accounting practices, assets or liabilities (except to the extent of legal and other costs of effecting the conversion and maintaining ongoing corporate status) or location of its principal executive offices and facilities. The Company continues to operate under the name “Mercer International Inc.” following consummation of the conversion and continues to be engaged in the same business that it was engaged in prior to the conversion and its shares of common stock are quoted and listed for trading on the NASDAQ National Market and Toronto Stock Exchange, respectively.
Note 22.     Restricted Group Supplemental Disclosure
      The terms of the indenture governing our 9.25% senior unsecured notes requires that we provide the results of operations and financial condition of Mercer International Inc. and our restricted subsidiaries under

MERCER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In Thousands of Euros, Except Per Share Data)
the indenture, collectively referred to as the “Restricted Group”. As at and during the year ended December 31, 2005, the Restricted Group was comprised of Mercer International Inc., certain holding subsidiaries and Rosenthal, and the Celgar mill from the date of its acquisition on February 14, 2005. As at and during the year ended December 31, 2004, the Restricted Group was comprised of Mercer International Inc., certain holding subsidiaries and Rosenthal, which was the only member of the Restricted Group with material operations during this period. We acquired the Celgar mill in February 2005 and, as a result, its operations for the year ended December 31, 2004 and financial condition at December 31, 2004 are not included for such periods. The Restricted Group excludes our paper operations and the Stendal mill.
Combined Condensed Balance Sheet

	December 31, 2005

	Restricted	Unrestricted		Consolidated
	Group	Subsidiaries	Eliminations	Group

ASSETS
Current
Cash and cash equivalents	€48,790	€34,757	€—	€83,547
Cash restricted	—	7,039	—	7,039
Receivables	41,349	32,966	—	74,315
Inventories	47,100	34,047	—	81,147
Prepaid expenses and other	2,940	2,534	—	5,474

Total current assets	140,179	111,343	—	251,522
Cash restricted	—	24,573	—	24,573
Property, plant and equipment	404,151	620,511	—	1,024,662
Other	10,533	4,145	—	14,678
Deferred income tax	24,303	54,078	—	78,381
Due from unrestricted group	46,412	—	(46,412)	—

Total assets	€625,578	€814,650	€(46,412)	€1,393,816

LIABILITIES
Current
Accounts payable and accrued expenses	€46,867	€64,646	€—	€111,513
Construction costs payable	—	1,213	—	1,213
Debt, current portion	—	27,601	—	27,601

Total current liabilities	46,867	93,460	—	140,327
Debt, less current portion	342,023	580,596	—	922,619
Due to restricted group	—	46,412	(46,412)	—
Unrealized derivative loss	—	140,625	—	140,625
Other	20,722	6,336	—	27,058
Deferred income tax	1,851	12,593	—	14,444

Total liabilities	411,463	880,022	(46,412)	1,245,073

SHAREHOLDERS’ EQUITY
Total shareholders’ equity	214,115	(65,372)	—	148,743

Total liabilities and shareholders’ equity	€625,578	€814,650	€(46,412)	€1,393,816

MERCER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In Thousands of Euros, Except Per Share Data)
Combined Condensed Balance Sheet

	December 31, 2004

	Restricted	Unrestricted		Consolidated
	Group	Subsidiaries	Eliminations	Group

ASSETS
Current
Cash and cash equivalents	€45,487	€4,081	€—	€49,568
Cash restricted	—	45,295	—	45,295
Receivables	21,791	33,060	(164)	54,687
Inventories	13,911	38,987	—	52,898
Prepaid expenses and other	1,995	2,966	—	4,961

Total current assets	83,184	124,389	(164)	207,409
Cash restricted	28,464	19,074	—	47,538
Property, plant and equipment	213,678	722,394	(37)	936,035
Other	5,936	4,212	—	10,148
Deferred income tax	26,592	27,927	—	54,519
Due from unrestricted group	43,467	—	(43,467)	—

Total assets	€401,321	€897,996	€(43,668)	€1,255,649

LIABILITIES
Current
Accounts payable and accrued expenses	€19,615	€37,091	€(164)	€56,542
Construction costs payable	—	65,436	—	65,436
Debt, current portion	15,089	92,001	—	107,090

Total current liabilities	34,704	194,528	(164)	229,068
Debt, less current portion	224,542	552,730	—	777,272
Due to restricted group	—	43,467	(43,467)	—
Unrealized derivative loss	—	75,471	—	75,471
Other	1,878	7,157	—	9,035
Deferred income tax	1,719	343	—	2,062

Total liabilities	262,843	873,696	(43,631)	1,092,908

SHAREHOLDERS’ EQUITY
Total shareholders’ equity	138,478	24,300	(37)	162,741

Total liabilities and shareholders’ equity	€401,321	€897,996	€(43,668)	€1,255,649

MERCER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In Thousands of Euros, Except Per Share Data)
Combined Condensed Statement of Operations

	December 31, 2005

	Restricted	Unrestricted		Consolidated
	Group	Subsidiaries	Eliminations	Group

Revenues	€276,406	€243,810	€(6,308)	€513,908

Operating costs	230,039	210,258	(7,913)	432,384
Operating depreciation and amortization	23,898	28,143	—	52,041
General and administrative expenses	19,025	11,406	—	30,431
(Sale) purchase of emission allowances	(7,271)	(10,021)	—	(17,292)

Income from operations	10,715	4,024	1,605	16,344

Other income (expense)
Interest expense	(32,352)	(57,323)	2,815	(86,860)
Investment income	3,742	1,540	(2,815)	2,467
Derivative financial instruments, net	(295)	(71,468)	—	(71,763)
Unrealized foreign exchange loss on debt	(4,156)	—	—	(4,156)
Impairment of investments	(1,699)	—	—	(1,699)

Total other expense	(34,760)	(127,251)	—	(162,011)

Loss before income taxes and minority interest	(24,045)	(123,227)	1,605	(145,667)
Income tax (provision) benefit	(1,161)	12,008	—	10,847

Loss before minority interest	(25,206)	(111,219)	1,605	(134,820)
Minority interest	—	17,674	—	17,674

Net loss	€(25,206)	€(93,545)	€1,605	€(117,146)

MERCER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In Thousands of Euros, Except Per Share Data)
Combined Condensed Statement of Operations

	December 31, 2004

	Restricted	Unrestricted		Consolidated
	Group	Subsidiaries	Eliminations	Group

Revenues	€142,152	€98,128	€(3,068)	€237,212

Operating costs	98,113	97,369	(3,031)	192,451
Operating depreciation and amortization	17,766	11,378	—	29,144
General and administrative expenses	13,828	13,092	—	26,920
Impairment of capital assets	—	6,000	—	6,000
Flooding grants, less losses and expenses	—	669	—	669

Income (loss) from operations	12,445	(30,380)	(37)	(17,972)

Other income (expense)
Interest expense	(10,941)	(14,298)	1,490	(23,749)
Investment income	3,132	1,306	(1,490)	2,948
Derivative financial instruments, net	13,242	(1,106)	—	12,136

Total other income (expense)	5,433	(14,098)	—	(8,665)

Income (loss) before income taxes and minority interest	17,878	(44,478)	(37)	(26,637)
Income tax benefit	17,235	26,928	—	44,163

Income (loss) before minority interest	35,113	(17,550)	(37)	17,526
Minority interest	—	2,454	—	2,454

Net income (loss)	€35,113	€(15,096)	€(37)	€19,980

MERCER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In Thousands of Euros, Except Per Share Data)
Combined Condensed Statement of Operations

	December 31, 2003

	Restricted	Unrestricted		Consolidated
	Group	Subsidiaries	Eliminations	Group

Revenues	€131,366	€56,677	€(2,335)	€185,708

Cost of sales	99,223	50,397	(2,335)	147,285
Operating depreciation and amortization	21,881	2,026	—	23,907
General and administrative expenses	10,514	8,459	—	18,973
Settlement expenses	1,041	—	—	1,041
Flooding grants, less losses and expenses	—	(957)	—	(957)

Loss from operations	(1,293)	(3,248)	—	(4,541)

Other income (expense)
Interest expense	(10,700)	(4,957)	4,134	(11,523)
Investment and other income	4,916	871	(4,134)	1,653
Derivative financial instruments, net	28,467	(12,299)	—	16,168
Impairment of investments	(2,255)	—	—	(2,255)
Impairment of available-for-sale securities	(4,480)	(1,090)	—	(5,570)

Total other income (expense)	15,948	(17,475)	—	(1,527)

Income (loss) before income taxes and minority interest	14,655	(20,723)	—	(6,068)
Income tax (provision) benefit	(3,182)	10	—	(3,172)

Income (loss) before minority interest	11,473	(20,713)	—	(9,240)
Minority interest	—	5,647	—	5,647

Net income (loss)	€11,473	€(15,066)	€—	€(3,593)

SUPPLEMENTARY FINANCIAL INFORMATION (UNAUDITED)
Quarterly Financial Data
(Thousands, Except per Share Amounts)

	Quarter Ended

	March 31	June 30	September 30	December 31

2005
Net Sales	€97,893	€129,609	€148,928	€137,478
Gross profit	(894)	9,201	7,892	145
Income before extraordinary items and cumulative effect of a change in accounting	(19,667)	(62,151)	(5,555)	(29,773)
Income before extraordinary items and cumulative effect of a change in accounting, per share*	(0.77)	(1.88)	(0.17)	(0.90)
Net income (loss)	(19,667)	(62,151)	(5,555)	(29,773)
2004
Net Sales	€52,922	€51,844	€49,102	€94,030
Gross profit	5,519	7,114	8,597	(5,434)
Income before extraordinary items and cumulative effect of a change in accounting	(18,966)	16,241	(9,879)	32,584
Income before extraordinary items and cumulative effect of a change in accounting, per share*	(1.11)	0.57	(0.57)	1.14
Net income (loss)	(18,966)	16,241	(9,879)	32,584

*	on a diluted basis

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mercer International Inc.

Dated: March 15, 2006	By:	/s/ Jimmy S.H. Lee

Jimmy S.H. Lee Chairman
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Jimmy S.H. Lee Jimmy S.H. Lee Chairman, Chief Executive Officer and Director	Date: March 15, 2006

/s/ David M. Gandossi David M. Gandossi Secretary, Executive Vice President and Chief Financial Officer	Date: March 15, 2006

/s/ Kenneth A. Shields Kenneth A. Shields Director	Date: March 15, 2006

/s/ Eric Lauritzen Eric Lauritzen Director	Date: March 15, 2006

/s/ William D. McCartney William D. McCartney Director	Date: March 15, 2006

/s/ Graeme A. Witts Graeme A. Witts Director	Date: March 15, 2006

/s/ Guy W. Adams Guy W. Adams Director	Date: March 15, 2006

EXHIBIT INDEX

Exhibit No.		Description of Exhibit

1.1		Underwriting Agreement dated February 8, 2005 between Mercer International Inc. and RBC Capital Markets Corporation, on behalf of itself and CIBC World Markets Corp., Raymond James & Associates, Inc. and D.A. Davidson & Co. Incorporated by reference from Form 8-K dated February 10, 2005.
1.2		Underwriting Agreement dated February 8, 2005 among Mercer International Inc. and RBC Capital Markets Corporation and Credit Suisse First Boston LLC, on behalf of themselves and CIBC World Markets Corp. Incorporated by reference from Form 8-K dated February 10, 2005.
2.1		Agreement and Plan of Merger among Mercer International Inc., Mercer International Regco Inc. and Mercer Delaware Inc. dated December 14, 2005. Incorporated by reference to the Proxy Statement/ Prospectus filed on December 15, 2005.
3.1		Articles of Incorporation of the Company, as amended. Incorporated by reference from Form 8-A dated March 1, 2006.
3.2		Bylaws of the Company. Incorporated by reference from Form 8-A dated March 1, 2006.
4.1		Indenture dated as of October 10, 2003 between Mercer International Inc. and Wells Fargo Bank Minnesota, N.A. Incorporated by reference from Form 8-K dated October 15, 2003.
4.2		First Supplemental Indenture dated as of March 1, 2006 to Indenture dated October 10, 2003 among Mercer International Inc., Mercer International Regco Inc. and Wells Fargo Bank, N.A.
4.3		Indenture dated as of December 10, 2004 between Mercer International Inc. and Wells Fargo Bank, N.A. Incorporated by reference from Form S-3 filed December 10, 2004.
4.4		First Supplemental Indenture dated February 14, 2005 to Indenture dated December 10, 2004 between Mercer International Inc. and Wells Fargo Bank, N.A. Incorporated by reference from Form 8-K dated February 17, 2005.
4.5		Registration Rights Agreement dated November 22, 2004 between Mercer International Inc. and KPMG Inc. Incorporated by reference from Form 8-K dated November 23, 2004.
4.6		Registration Rights Agreement dated February 10, 2005 between Mercer International Inc. and Royal Bank of Canada. Incorporated by reference to Form 8-K/A dated June 3, 2005.
4.7		Amendment to Registration Rights Agreement dated May 30, 2005 between Mercer International Inc. and KPMG Inc. Incorporated by reference to Form 8-K/A dated June 3, 2005.
4.8		Amendment to Registration Rights Agreement dated May 30, 2005 between Mercer International Inc. and Royal Bank of Canada. Incorporated by reference to Form 8-K/A dated June 3, 2005.
10.1		Amended and Restated 1992 Stock Option Plan. Incorporated by reference from Form S-8 dated March 2, 2000.
10	.2*	2002 Employee Incentive Bonus Plan.
10	.3*	Purchase Agreement between Sihl and Mercer International Inc. dated December 14, 2001 relating to the acquisition of Landqart AG.
10.4		Project Financing Facility Agreement dated August 26, 2002 between Zellstoff Stendal GmbH and Bayerische Hypo-und Vereinsbank AG. Incorporated by reference from Form 8-K dated September 10, 2002.

Exhibit No.		Description of Exhibit

10.5		Shareholders’ Undertaking Agreement dated August 26, 2002 among Mercer International Inc., Stendal Pulp Holdings GmbH, RWE Industrie-Lösungen GmbH, AIG Altmark Industrie AG and FAHR Beteiligungen AG and Zellstoff Stendal GmbH and Bayerische Hypo-und Vereinsbank AG. Incorporated by reference from Form 8-K dated September 10, 2002.
10	.6*	Shareholders’ Agreement dated August 26, 2002 among Zellstoff Stendal GmbH, Stendal Pulp Holdings GmbH, RWE Industrie-Lösungen GmbH and FAHR Beteiligungen AG.
10	.7*	Contract for the Engineering, Design, Procurement, Construction, Erection and Start-Up of a Kraft Pulp Mill between Zellstoff Stendal GmbH and RWE Industrie-Lösungen GmbH dated August 26, 2002. Certain non-public information has been omitted from the appendices to Exhibit 10.16 pursuant to a request for confidential treatment filed with the SEC. Such non-public information was filed with the SEC on a confidential basis. The SEC approved the request for confidential treatment in January 2004.
10	.8*	Purchase and Sale Agreement dated December 30, 2002 between Equitable Industries Limited Partnership and Mercer International Inc. relating to the sale of Landqart AG.
10	.9*	Form of Trustee’s Indemnity Agreement between Mercer International Inc. and its Trustees.
10.10		Employment Agreement dated for reference August 7, 2003 between Mercer International Inc. and David Gandossi. Incorporated by reference from Form 8-K dated August 11, 2003.
10	.11*	English translation of Refinancing Agreement dated December 12, 2003 between European Investment Bank and Zellstoff Stendal GmbH.
10.12		Employment Agreement effective as of April 28, 2004 between Mercer International Inc. and Jimmy S.H. Lee. Incorporated by reference from Form 8-K dated April 28, 2004.
10.13		2004 Stock Incentive Plan. Incorporated by reference from Form S-8 dated June 15, 2004.
10.14		Asset Purchase Agreement by and among Mercer International Inc., 0706906 B.C. Ltd. and KPMG Inc., as receiver of all of the assets and undertakings of Stone Venepal (Celgar) Pulp Inc. dated November 22, 2004. Incorporated by reference from Form 8-K dated November 23, 2004.
10.15		Revolving Credit Facility Agreement dated February 9, 2005 among D&Z Holding GmbH, Zellstoff-und Papierfabrik Rosenthal GmbH & Co. KG, ZPR Beteiligungs GmbH and Bayerische Hypo-und Vereinsbank AG. Incorporated by reference from Form 8-K dated February 17, 2005.
10.16		Shareholders’ Undertaking Agreement dated February 9, 2005 relating to Revolving Credit Facility Agreement. Incorporated by reference from Form 8-K dated February 17, 2005.
10.17		First Amended and Restated Operating Credit Agreement dated for reference February 11, 2005 among Zellstoff Celgar Limited Partnership, Royal Bank of Canada and HSBC Bank Canada.
21		List of Subsidiaries of Registrant.
23.1		Independent Auditors’ Consent of Deloitte & Touche LLP.
31.1		Section 302 Certificate of Chief Executive Officer.
31.2		Section 302 Certificate of Chief Financial Officer.
32	.1**	Section 906 Certificate of Chief Executive Officer.
32	.2**	Section 906 Certificate of Chief Financial Officer.

*	Filed in Form 10-K for prior years.

**	In accordance with Release 33-8212 of the Commission, these Certifications: (i) are “furnished” to the Commission and are not “filed” for the purposes of liability under the Securities Exchange Act of 1934, as amended; and (ii) are not to be subject to automatic incorporation by reference into any of the Company’s registration statements filed under the Securities Act of 1933, as amended for the purposes of liability thereunder or any offering memorandum, unless the Company specifically incorporates them by reference therein.