Form 10-Q
period 2006-03-31
MERCER INTERNATIONAL INC.
filed 2006-05-09
CIK 1333274

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File No.: 000-51826
MERCER INTERNATIONAL INC.
(Exact name of Registrant as specified in its charter)

Washington	47-0956945
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)
Suite 2840, 650 West Georgia Street, Vancouver, British Columbia, Canada, V6B 4N8
(Address of office)
(604) 684-1099
(Registrant’s telephone number, including area code)
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☑	Non-Accelerated Filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
The Registrant had 33,169,140 shares of common stock outstanding as at May 8, 2006.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
MERCER INTERNATIONAL INC.
CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2006
(Unaudited)

FORM 10-Q
QUARTERLY REPORT - PAGE 2

MERCER INTERNATIONAL INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
As at March 31, 2006 and December 31, 2005
(Unaudited)
(Euros in thousands)

	March 31,	December 31,
	2006	2005
ASSETS
Current Assets
Cash and cash equivalents	€80,350	€83,547
Cash restricted	6,298	7,039
Receivables	78,472	74,315
Inventories	71,295	81,147
Prepaid expenses and other	5,191	5,474

Total current assets	241,606	251,522

Long-Term Assets
Cash restricted	66,537	24,573
Property, plant and equipment	1,013,529	1,024,662
Investments	7,443	6,314
Deferred note issuance and other costs	8,019	8,364
Deferred income tax	59,824	78,381

	1,155,352	1,142,294

Total assets	€1,396,958	€1,393,816

LIABILITIES
Current Liabilities
Accounts payable and accrued expenses	€110,685	€112,726
Debt, current portion	74,338	27,601

Total current liabilities	185,023	140,327

Long-Term Liabilities
Debt, less current portion	904,957	922,619
Unrealized foreign exchange rate derivative loss	45,162	61,979
Unrealized interest rate derivative loss	55,141	78,646
Pension and other post-retirement benefit obligations	16,647	17,113
Capital leases and other	10,875	9,945
Deferred income tax	16,669	14,444

	1,049,451	1,104,746

Total liabilities	1,234,474	1,245,073

Minority Interest	—	—
SHAREHOLDERS’ EQUITY
Common shares	181,586	181,586
Additional paid-in capital, stock options	50	14
Deficit	(31,382)	(47,970)
Accumulated other comprehensive income	12,230	15,113

Total shareholders’ equity	162,484	148,743

Total liabilities and shareholders’ equity	€1,396,958	€1,393,816

The accompanying notes are an integral part of these financial statements.

FORM 10-Q
QUARTERLY REPORT - PAGE 3

MERCER INTERNATIONAL INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
For Three Months Ended March 31, 2006 and 2005
(Unaudited)
(Euros in thousands, except for loss per share)

	2006	2005
Revenues	€159,064	€97,893

Costs and expenses:
Cost of sales	144,339	90,989

	14,725	6,904
General and administrative expenses	(8,858)	(7,798)
Sale (purchase) of emission allowances	5,638	—

Income (loss) from operations	11,505	(894)

Other income (expense)
Interest expense	(22,925)	(19,263)
Investment income	1,744	175
Unrealized foreign exchange gain on debt	6,113	2,297
Realized loss on derivative instruments	(3,562)	(295)
Unrealized gain (loss) on derivative instruments	44,377	(3,564)
Impairment of investments	—	(1,645)

Total other income (expense)	25,747	(22,295)

Income (loss) before income taxes and minority interest	37,252	(23,189)
Income tax provision	(21,113)	(3,035)

Income (loss) before minority interest	16,139	(26,224)
Minority interest	449	6,557

Net income (loss)	€16,588	€(19,667)

(Deficit) retained earnings, beginning of period	(47,970)	69,176

(Deficit) retained earnings, end of period	€(31,382)	€49,509

Income (loss) per share
Basic	€0.50	€(0.77)

Diluted	€0.41	€(0.77)

The accompanying notes are an integral part of these financial statements.

FORM 10-Q
QUARTERLY REPORT - PAGE 4

MERCER INTERNATIONAL INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE LOSS
For Three Months Ended March 31, 2006 and 2005
(Unaudited)
(Euros in thousands)

	2006	2005
Net income (loss)	€16,588	€(19,667)

Other comprehensive loss:
Foreign currency translation adjustment	(2,985)	(632)
Pension plan additional minimum liability	(19)	—
Unrealized gains on securities
Unrealized holding gains (losses) arising during the period	121	305

Other comprehensive loss	(2,883)	(327)

Total comprehensive income (loss)	€13,705	€(19,994)

The accompanying notes are an integral part of these financial statements.

FORM 10-Q
QUARTERLY REPORT - PAGE 5

MERCER INTERNATIONAL INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
For Three Months Ended March 31, 2006 and 2005
(Unaudited)
(Euros in thousands)

	2006	2005
Cash Flows from (used in) Operating Activities:
Net income (loss)	€16,588	€(19,667)
Adjustments to reconcile net income (loss) to cash flows from operating activities
Realized losses on derivatives	3,562	295
Unrealized (gains) losses on derivatives	(44,377)	3,459
Depreciation and amortization	14,231	11,161
Unrealized foreign exchange gain on debt	(6,113)	(2,297)
Impairment of investments and securities	—	1,645
Minority interest	(449)	(6,557)
Deferred income taxes	20,782	3,009
Stock compensation expense	105	36
Other	(1,000)	392

Changes in current assets and liabilities
Receivables	(4,603)	(9,565)
Inventories	8,968	(8,463)
Accounts payable and accrued expenses	(847)	24,609
Other	550	(401)

Net cash from (used in) operating activities	7,397	(2,344)

Cash Flows used in Investing Activities:
Cash restricted	(41,223)	3,338
Purchase of property, plant and equipment	(5,871)	(4,136)
Acquisition of Celgar pulp mill	—	(146,286)

Net cash used in investing activities	(47,094)	(147,084)

Cash Flows from Financing Activities:
(Decrease) increase in construction costs payable	(153)	2,301
Proceeds from borrowings of notes payable and debt	42,163	323,093
Repayment of notes payable and debt	(4,802)	(178,691)
Repayment of capital lease obligations	(561)	(1,147)
Issuance of shares of common stock	—	66,645

Net cash from financing activities	36,647	212,201

Effect of exchange rate changes on cash and cash equivalents	(147)	1,755

Net (decrease) increase in cash and cash equivalents	(3,197)	64,528
Cash and cash equivalents, beginning of period	83,547	49,568

Cash and cash equivalents, end of period	€80,350	€114,096

The accompanying notes are an integral part of these financial statements.

FORM 10-Q
QUARTERLY REPORT - PAGE 6

MERCER INTERNATIONAL INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
FOR THREE MONTHS ENDED MARCH 31, 2006
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
The interim period consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such SEC rules and regulations. The interim period consolidated financial statements should be read together with the audited consolidated financial statements and accompanying notes included in the Company’s latest annual report on Form 10-K for the fiscal year ended December 31, 2005. In the opinion of the Company, the unaudited consolidated financial statements contained herein contain all adjustments necessary to present a fair statement of the results of the interim periods presented. The results for the periods presented herein may not be indicative of the results for the entire year.

FORM 10-Q
QUARTERLY REPORT - PAGE 7

MERCER INTERNATIONAL INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
FOR THREE MONTHS ENDED MARCH 31, 2006
(Unaudited)
(Euros in thousands, except for shares and per share data)
Note 2. Stock-Based Compensation
The Company adopted Statement of Financial Accounting Standards (SFAS) No. 123R, Share-Based Payment, on January 1, 2006. This statement requires the Company to recognize the cost of employee services received in exchange for the Company’s equity instruments. Under SFAS No. 123R, the Company is required to record compensation expense over an award’s vesting period based on the award’s fair value at the date of grant. The Company has elected to adopt SFAS No. 123R on a modified prospective basis; accordingly, the financial statements for periods prior to January 1, 2006 will not include compensation cost calculated under the fair value method.
Prior to January 1, 2006, the Company applied Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees, and, therefore, recorded the intrinsic value of stock-based compensation as expense and applied the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation prior to January 1, 2006.

Three Months Ended
March 31,
2005
Net Loss
As reported	€(19,667)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of any related tax effects	(10)

Pro forma	€(19,677)

Basic and Diluted Loss Per Share
As reported	€(0.77)

Pro forma	€(0.77)

The fair value of each option granted is estimated on the grant date using the Black-Scholes model. During the three month period ended March 31, 2006 and 2005, no options were granted, exercised or cancelled.

FORM 10-Q
QUARTERLY REPORT - PAGE 8

MERCER INTERNATIONAL INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
FOR THREE MONTHS ENDED MARCH 31, 2006
(Unaudited)
(Euros in thousands, except for shares and per share data)
Note 2. Stock-Based Compensation (cont’d)
Summarized information about stock options outstanding and exercisable at March 31, 2006 is as follows:

Outstanding Options						Exercisable Options
				Weighted
				Average	Weighted		Weighted
Exercise				Remaining	Average		Average
Price Range			Number	Contractual Life	Exercise price	Number	Exercise Price
(In U.S. Dollars)				(Years)	(In U.S. Dollars)		(In U.S. Dollars)
$5.65	—	6.375	920,000	4.25	$6.30	886,666	$6.32
		8.50	135,000	1.25	8.50	135,000	8.50
		7.30	30,000	9.25	7.30	10,000	7.30
		7.92	100,000	9.50	7.92	33,333	7.92

			1,185,000		$6.71	1,064,999	$6.66
As at March 31, 2006, the total remaining unrecognized compensation cost related to non-vested stock options amounted to €248, which will be amortized over their remaining vesting period.
During the three-month period ended March 31, 2006, there was no change in the number of non-vested options.
Restricted Stock
The fair value of restricted stock is determined based upon the number of shares granted and the quoted price of the Company’s stock on the date of grant. Restricted stock generally vests over two years. Expense is recognized on a straight-line basis over the vesting period. Expense recognized for the three months ended March 31, 2006 and 2005 was €105 and €36, respectively.
As at March 31, 2006, the total remaining unrecognized compensation cost related to restricted stock amounted to €252, which will be amortized over their remaining vesting period.
During the three month period ended March 31, 2006, there was no change in the number of non-vested restricted stock outstanding.

FORM 10-Q
QUARTERLY REPORT - PAGE 9

MERCER INTERNATIONAL INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
FOR THREE MONTHS ENDED MARCH 31, 2006
(Unaudited)
(Euros in thousands, except for shares and per share data)
Note 3. Income (Loss) Per Share
Basic income (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of shares outstanding during a period. Diluted income (loss) per share takes into consideration shares outstanding (computed under basic earnings (loss) per share) and potentially dilutive shares. The following table sets out the computation of basic income (loss) per share for the three months ended March 31, 2006 and 2005, respectively:

	Three Months Ended
	March 31,
	2006	2005
Income (loss) from continuing operations – basic	€16,588	€(19,667)
Interest on convertible notes, net of tax	1,452	—

Income (loss) from continuing operations – diluted	€18,040	€(19,667)

Weighted average number of common shares outstanding:
Basic	33,169,140	25,443,619
Effect of dilutive shares:
Stock options and awards	255,095	—
Convertible notes	10,645,161	—

Diluted	44,069,396	25,443,619

Income (loss) from continuing operations per share:
Basic	€0.50	€(0.77)

Diluted	€0.41	€(0.77)

The calculation of diluted income (loss) per share for the comparative 2005 period does not assume the exercise of stock options and awards or the conversion of convertible notes that would have an anti-dilutive effect on earnings per share. Stock options and awards excluded from the calculation of diluted income (loss) per share because they are anti-dilutive represented 339,652 for the three months ended March 31, 2005. Convertible notes excluded from the calculation of diluted income (loss) per share because they are anti-dilutive represented 10,645,161 for the three months ended March 31, 2005.

FORM 10-Q
QUARTERLY REPORT - PAGE 10

MERCER INTERNATIONAL INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
FOR THREE MONTHS ENDED MARCH 31, 2006
(Unaudited)
(Euros in thousands, except for shares and per share data)
Note 4. Acquisition of the Celgar Mill and Related Financings
Acquisition
On February 14, 2005, the Company completed its acquisition of the Celgar NBSK pulp mill. The aggregate consideration for the acquisition was €177,422, which included €142,940 in cash, acquisition related expenditures of €3,668 and €30,814 was paid in common shares of the Company. The results of the Celgar mill are included in the consolidated statement of operations since the acquisition date.
The allocation of the purchase price is summarized below.

Purchase price:
Cash (including defined working capital)	€142,940
Equity – common shares	30,814
Acquisition costs	3,668

€177,422

Net assets acquired:
Receivables	€32
Inventories	19,969
Prepaids and other assets	616
Property, plant and equipment	175,096
Accrued expenses and other liabilities	(4,103)
Pension plan and post-retirement benefits obligation	(14,188)

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

FORM 10-Q
QUARTERLY REPORT - PAGE 11

MERCER INTERNATIONAL INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
FOR THREE MONTHS ENDED MARCH 31, 2006
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
Summarized financial information concerning the segments is shown in the following table:

						Corporate,
	Rosenthal	Celgar	Stendal	Total		Other and	Consolidated
	Pulp	Pulp	Pulp	Pulp	Paper	Eliminations	Total
Three Months Ended March 31, 2006
Sales to external customers	€34,672	€46,297	€60,699	€141,668	€17,396	€—	€159,064
Intersegment net sales	42	—	2,315	2,357	—	(2,357)	—

	34,714	46,297	63,014	144,025	17,396	(2,357)	159,064

Operating costs	23,987	45,565	48,125	117,677	15,518	(2,770)	130,425
Operating depreciation and amortization	3,537	3,014	7,059	13,610	226	78	13,914
General and administrative	1,327	2,124	2,757	6,208	1,141	1,509	8,858
(Sale) purchase of emission allowances	(1,767)	—	(3,871)	(5,638)	—	—	(5,638)

	27,084	50,703	54,070	131,857	16,885	(1,183)	147,559

Income (loss) from operations	7,630	(4,406)	8,944	12,168	511	(1,174)	11,505
Interest expense							(22,925)
Investment income							1,744
Derivative financial instruments, net							40,815
Unrealized foreign exchange gain on debt							6,113

Income before income taxes and minority interest							€37,252

Segment assets	€340,988	€237,558	€770,345	€1,348,891	€22,032	€26,035	€1,396,958

FORM 10-Q
QUARTERLY REPORT - PAGE 12

MERCER INTERNATIONAL INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
FOR THREE MONTHS ENDED MARCH 31, 2006
(Unaudited)
(Euros in thousands, except for shares and per share data)
Note 5. Business Segment Information (cont’d)

						Corporate,
	Rosenthal	Celgar(1)	Stendal	Total		Other and	Consolidated
	Pulp	Pulp	Pulp	Pulp	Paper	Eliminations	Total
Three Months Ended March 31, 2005
Sales to external customers	€34,096	€7,616	€40,798	€82,510	€15,383	€—	€97,893
Intersegment net sales	—	—	1,554	1,554	—	(1,554)	—

	34,096	7,616	42,352	84,064	15,383	(1,554)	97,893

Operating costs	25,188	5,135	37,135	67,458	14,231	(1,687)	80,002
Operating depreciation and amortization	3,268	823	6,681	10,772	181	34	10,987
General and administrative	1,901	1,675	975	4,551	1,236	2,011	7,798

	30,357	7,633	44,791	82,781	15,648	358	98,787

Income (loss) from operations	3,739	(17)	(2,439)	1,283	(265)	(1,912)	(894)

Interest expense							(19,263)
Investment income							175
Derivative financial instruments, net							(3,859)
Unrealized foreign exchange gain on debt							2,297
Impairment of investments							(1,645)

Loss before income taxes and minority interest							€(23,189)

Segment assets	€349,865	€220,739	€915,178	€1,485,782	€24,911	€20,747	€1,531,440

(1)	The results of the Celgar pulp mill are from the date of its acquisition on February 14, 2005.

FORM 10-Q
QUARTERLY REPORT - PAGE 13

MERCER INTERNATIONAL INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
FOR THREE MONTHS ENDED MARCH 31, 2006
(Unaudited)
(Euros in thousands, except for shares and per share data)
Note 6. Inventories

	March 31, 2006	December 31, 2005
Raw materials	€36,264	€42,649
Finished goods	35,031	38,498

	€71,295	€81,147

Note 7. Pension and Other Post-Retirement Benefit Obligations
Included in pension and other post-retirement benefit obligations are amounts related to our Celgar and German pulp mills.
The Celgar mill maintains defined benefit pension and post-retirement benefit plans for certain employees. Pension benefits are based on employees’ earnings and years of service. The pension plans are funded by contributions from the Company based on management’s best estimates. Pension contributions for the three month period ended March 31, 2006 and the period from acquisition to March 31, 2005 totaled €457 and €159, respectively.

	Three Months Ended March 31,
	2006		2005
	Pension	Post-Retirement	Pension	Post-Retirement
	Benefits	Benefits	Benefits	Benefits
Service cost	€226	€115	€84	€49
Interest cost	356	192	158	88
Expected return on plan assets	(397)	—	(150)	—
Recognized net loss	—	25	—	—

Net periodic benefit cost	€185	€332	€92	€137

FORM 10-Q
QUARTERLY REPORT - PAGE 14

MERCER INTERNATIONAL INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
FOR THREE MONTHS ENDED MARCH 31, 2006
(Unaudited)
(Euros in thousands, except for shares and per share data)
Note 8. Derivatives Transactions

	Three Months Ended March 31,
	2006	2005
Realized loss on derivative financial instruments	€(3,562)	€(295)

Unrealized net gain on interest rate derivatives	23,506	344
Unrealized net gain (loss) on foreign exchange derivatives	20,871	(3,908)

Unrealized gain (loss) on derivative financial instruments	€44,377	€(3,564)

In addition to the derivatives reported in the Company’s annual report on Form 10-K for the year ended December 31, 2005, the Company entered into certain new derivative transactions in the first three months of 2006.
In the first quarter of 2006, Stendal entered into a $15,000 currency forward contract at a rate of $1.2126 with a maturity in April 2006 and a $3,000 currency forward at a rate of $1.2100 with a maturity in April 2006. A net unrealized loss of approximately €21 was recognized in respect of these derivatives in the three months ended March 31, 2006.

FORM 10-Q
QUARTERLY REPORT - PAGE 15

MERCER INTERNATIONAL INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
FOR THREE MONTHS ENDED MARCH 31, 2006
(Unaudited)
(Euros in thousands, except for shares and per share data)
Note 9. Restricted Group Supplemental Disclosure
The terms of the indenture governing our 9.25% senior unsecured notes requires that we provide the results of operations and financial condition of Mercer Inc. and our restricted subsidiaries under the indenture, collectively referred to as the “Restricted Group”. As at and during the three months ended March 31, 2006 and 2005, the Restricted Group was comprised of Mercer Inc., certain holding subsidiaries, Rosenthal and the Celgar mill from the date of its acquisition on February 14, 2005. The Restricted Group excludes our paper operations and the Stendal mill.
Combined Condensed Balance Sheet

	March 31, 2006
	Restricted	Unrestricted			Consolidated
	Group	Subsidiaries		Eliminations	Group
ASSETS
Current assets
Cash and cash equivalents	€41,101	€39,249		€—	€80,350
Cash restricted	—	6,298		—	6,298
Receivables	37,327	41,145		—	78,472
Inventories	44,466	26,829		—	71,295
Prepaid expenses and other	2,823	2,368		—	5,191

Total current assets	125,717	115,889		—	241,606
Cash restricted	—	66,537		—	66,537
Property, plant and equipment	398,256	615,273		—	1,013,529
Other	11,361	4,101		—	15,462
Deferred income tax	21,889	37,935		—	59,824
Due from unrestricted group	39,253	—		(39,253)	—

Total assets	€596,476	€839,735		€(39,253)	€1,396,958

LIABILITIES
Current liabilities
Accounts payable and accrued expenses	€42,300	€68,385		€—	€110,685
Debt, current portion	—	74,338		—	74,338

Total current liabilities	42,300	142,723		—	185,023
Debt, less current portion	328,984	575,973		—	904,957
Due to restricted group	—	39,253		(39,253)	—
Unrealized derivative loss	—	100,303		—	100,303
Other	20,964	6,558		—	27,522
Deferred income tax	2,138	14,531		—	16,669

Total liabilities	394,386	879,341		(39,253)	1,234,474

SHAREHOLDERS’ EQUITY
Total shareholders’ equity (deficit)	202,090	(39,606	)(1)	—	162,484

Total liabilities and shareholders’ equity	€596,476	€839,735		€(39,253)	€1,396,958

(1)	Shareholders’ equity does not include government grants received or receivable related to the Stendal mill. Shareholders’ equity is impacted by the unrealized non-cash marked to market valuation losses on derivative financial instruments.

FORM 10-Q
QUARTERLY REPORT - PAGE 16

MERCER INTERNATIONAL INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
FOR THREE MONTHS ENDED MARCH 31, 2006
(Unaudited)
(Euros in thousands, except for shares and per share data)
Note 9. Restricted Group Supplemental Disclosure (cont’d)
Combined Condensed Balance Sheet

	December 31, 2005
	Restricted	Unrestricted			Consolidated
	Group	Subsidiaries		Eliminations	Group
ASSETS
Current
Cash and cash equivalents	€48,790	€34,757		€—	€83,547
Cash restricted	—	7,039		—	7,039
Receivables	41,349	32,966		—	74,315
Inventories	47,100	34,047		—	81,147
Prepaid expenses and other	2,940	2,534		—	5,474

Total current assets	140,179	111,343		—	251,522
Cash restricted	—	24,573		—	24,573
Property, plant and equipment	404,151	620,511		—	1,024,662
Other	10,533	4,145		—	14,678
Deferred income tax	24,303	54,078		—	78,381
Due from unrestricted group	46,412	—		(46,412)	—

Total assets	€625,578	€814,650		€(46,412)	€1,393,816

LIABILITIES
Current
Accounts payable and accrued expenses	€46,867	€65,859		€—	€112,726
Debt, current portion	—	27,601		—	27,601

Total current liabilities	46,867	93,460		—	140,327
Debt, less current portion	342,023	580,596		—	922,619
Due to restricted group	—	46,412		(46,412)	—
Unrealized derivative loss	—	140,625		—	140,625
Other	20,722	6,336		—	27,058
Deferred income tax	1,851	12,593		—	14,444

Total liabilities	411,463	880,022		(46,412)	1,245,073

SHAREHOLDERS’ EQUITY
Total shareholders’ equity (deficit)	214,115	(65,372	)(1)	—	148,743

Total liabilities and shareholders’ equity	€625,578	€814,650		€(46,412)	€1,393,816

(1)	Shareholders’ equity does not include government grants received or receivable related to the Stendal mill. Shareholders’ equity is impacted by the unrealized non-cash marked to market valuation losses on derivative financial instruments.

FORM 10-Q
QUARTERLY REPORT - PAGE 17

MERCER INTERNATIONAL INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
FOR THREE MONTHS ENDED MARCH 31, 2006
(Unaudited)
(Euros in thousands, except for shares and per share data)
Note 9. Restricted Group Supplemental Disclosure (cont’d)
Combined Condensed Statement of Operations

	March 31, 2006
	Restricted	Unrestricted		Consolidated
	Group	Subsidiaries	Eliminations	Group
Revenues	€81,011	€80,410	€(2,357)	€159,064

Operating costs	69,139	61,286	—	130,425
Operating depreciation and amortization	6,629	7,285	—	13,914
General and administrative expenses	4,960	3,898	—	8,858
(Sale) purchase of emission allowances	(1,767)	(3,871)	—	(5,638)

	78,961	68,598	—	147,559

Income (loss) from operations	2,050	11,812	(2,357)	11,505

Other income (expense)
Interest expense	(8,463)	(15,337)	875	(22,925)
Investment income	2,261	358	(875)	1,744
Derivative financial instruments, net	(79)	40,894	—	40,815
Unrealized foreign exchange gain on debt	6,113	—	—	6,113

Total other expense	(168)	25,915	—	25,747

Income (loss) before income taxes and minority interest	1,882	37,727	(2,357)	37,252
Income tax provision	(2,841)	(18,080)	(192)	(21,113)

Income (loss) before minority interest	(959)	19,647	(2,549)	16,139
Minority interest	—	449	—	449

Net income (loss)	€(959)	€20,096	€(2,549)	€16,588

	March 31, 2005
	Restricted	Unrestricted		Consolidated
	Group	Subsidiaries	Eliminations	Group
Revenues	€41,712	€56,181	€—	€97,893

Operating costs	29,973	50,029	—	80,002
Operating depreciation and amortization	4,125	6,645	217	10,987
General and administrative expenses	5,587	2,211	—	7,798

	39,685	58,885	217	98,787

Income (loss) from operations	2,027	(2,704)	(217)	(894)

Other income (expense)
Interest expense	(7,671)	(11,986)	394	(19,263)
Investment income	328	309	(462)	175
Derivative financial instruments, net	(105)	(3,754)	—	(3,859)
Unrealized foreign exchange gain on debt	2,297	—	—	2,297
Impairment of investments	(1,178)	—	(467)	(1,645)

Total other expense	(6,329)	(15,431)	(535)	(22,295)

Loss before income taxes and minority interest	(4,302)	(18,135)	(752)	(23,189)
Income tax (provision) benefit	(3,115)	80	—	(3,035)

Loss before minority interest	(7,417)	(18,055)	(752)	(26,224)
Minority interest	—	6,557	—	6,557

Net loss	€(7,417)	€(11,498)	€(752)	€(19,667)

FORM 10-Q
QUARTERLY REPORT - PAGE 18

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
In this document: (i) unless the context otherwise requires, references to “we”, “our”, “us”, the “Company” or “Mercer” mean Mercer International Inc. and its subsidiaries; (ii) references to “Mercer Inc.” mean the Company excluding its subsidiaries; (iii) information is provided as of March 31, 2006, unless otherwise stated; (iv) all references to monetary amounts are to “Euros”, the lawful currency adopted by most members of the European Union, unless otherwise stated; (v) “€” refers to Euros and C$ refers to Canadian dollars; and (vi) “ADMTs” refers to air-dried metric tonnes.
The following discussion and analysis of our results of operations and financial condition for the three months ended March 31, 2006 should be read in conjunction with our consolidated financial statements and related notes included in this quarterly report, as well as our most recent annual report on Form 10-K for the fiscal year ended December 31, 2005 filed with the Securities and Exchange Commission (the “SEC”). Certain reclassifications have been made to the prior period financial statements to conform with the current period presentation.
Results of Operations
Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005
Selected sales data for the three months ended March 31, 2006 and 2005 is as follows:

	Three Months Ended March 31,
	2006	2005
	(ADMTs)
Sales Volume by Product Class
Pulp sales volume by mill:
Rosenthal	76,226	78,804
Stendal	140,514	102,073
Celgar(1)	110,361	18,347

Total pulp sales volume(2)	327,101	199,224
Paper sales volume	16,602	16,638

Total sales volume(2)	343,703	215,862

	(in thousands)

Revenues by Product Class
Pulp revenues by mill:
Rosenthal	€33,727	€33,389
Stendal	59,781	40,528
Celgar(1)	46,297	7,616

Total pulp revenues(2)	139,805	81,533
Paper revenues	17,238	15,366

Total pulp and paper sales revenues(2)	157,043	96,899
Third party transportation revenues	2,021	994

Total sales revenues	€159,064	€97,893

(1)	The results of the Celgar pulp mill are included from the date of its acquisition on February 14, 2005.

(2)	Excluding intercompany sales volumes of 4,986 and 3,489 ADMTs of pulp and intercompany net sales revenues of approximately €2.4 million and €1.6 million in the three months ended March 31, 2006 and 2005, respectively.

FORM 10-Q
QUARTERLY REPORT - PAGE 19

Selected production data for the three months ended March 31, 2006 and 2005 is as follows:

	Three Months Ended March 31,
	2006	2005
	(ADMTs)
Production by Product Class
Pulp production by mill:
Rosenthal	76,154	75,872
Stendal	130,877	107,981
Celgar(1)	111,437	60,762

Total pulp production	318,468	244,615
Paper production	17,175	15,958

Total production	335,643	260,573

(1)	The results of the Celgar pulp mill are included from the date of its acquisition on February 14, 2005.
Revenues for the three months ended March 31, 2006 increased to €159.1 million from €97.9 million in the comparative period of 2005, primarily due to the inclusion of a full quarter of sales from our Celgar mill and higher sales from the Stendal mill. Pulp sales by volume increased to 327,101 ADMTs in the first quarter of 2006 from 199,224 ADMTs in the comparative period of 2005.
Cost of sales and general, administrative and other expenses in the first quarter of 2006 increased to €153.2 million from €98.8 million in the comparative period of 2005, primarily as a result of the inclusion of a full quarter of results of our Celgar mill and higher production of our Stendal mill.
For the first quarter of 2006, revenues from our pulp operations increased to €141.8 million from €82.5 million in the same period a year ago. List prices for NBSK pulp in Europe were approximately €514 ($618) per ADMT in the first quarter of 2006, approximately €490 ($642) per ADMT in the first quarter of last year and approximately €506 ($600) in the fourth quarter of 2005.
Mill net pulp sales realizations increased to €425 per ADMT on average in the first quarter of 2006 from €409 per ADMT in the first quarter of 2005, primarily as a result of higher pulp prices.
Cost of sales and general, administrative and other expenses for the pulp operations increased to €137.5 million in the first quarter of 2006 from €82.8 million in the comparative period of 2005, primarily due to the inclusion of a full quarter’s results for the Celgar mill and higher production at our Stendal mill.
In the first quarter of 2006, we recorded income from operations of €5.6 million resulting from the sale of emission allowances by our German pulp mills, compared to nil in the comparative period of 2005. The market for emission allowances is relatively new and volatile. At the end of April 2006, such market weakened materially. Based upon our current activities to date, we currently estimate that our overall emission allowance sales in 2006 will be at or near our total for 2005.
On average, fiber costs at our German pulp mills increased by approximately 12.3% in the first quarter of 2006 versus the same quarter of 2005. This resulted from severe winter conditions in Germany and central Europe during the period, which caused sawmillers and log harvesters to curtail operations which reduced fiber availability and increased fiber costs. In the first quarter

FORM 10-Q
QUARTERLY REPORT - PAGE 20

of 2006, average fiber costs at our Celgar mill decreased by approximately 22% versus the same quarter of 2005, primarily because of increased wood chip availability resulting from higher production at regional sawmills. This increase in regional sawmilling activity reflects increased log harvesting levels in northern and central British Columbia being undertaken in response to the “pine beetle” infestation of forests in such regions.
Depreciation for the pulp operations increased to €13.6 million in the current quarter, from €10.8 million in the first quarter of 2005, primarily as a result of the inclusion of depreciation for the Celgar mill.
For the first quarter of 2006, our pulp operations generated operating income of €12.2 million, versus operating income of €1.3 million in the first quarter of 2005, primarily due to the higher operating income at our German pulp mills, including a contribution of €5.6 million from the sale of emission allowances, partially offset by an operating loss at our Celgar mill. As NBSK pulp is generally quoted in U.S. dollars, the overall strength of the Canadian dollar versus the U.S. dollar negatively impacted our Celgar mill’s sales realizations and results. Further, near the end of the first quarter of 2006, our Celgar mill took approximately two weeks of planned maintenance downtime, of which approximately five days were in March and the balance in April.
Revenues from our paper operations in the current quarter increased to €17.2 million from €15.4 million in the same period of last year as a result of higher sales volumes and a change in the product mix.
Cost of sales and general, administrative and other expenses for the paper operations in the first quarter of 2006 increased to €16.9 million from €15.6 million in the comparative quarter of 2005.
In the 2006 first quarter, our paper operations generated operating income of €0.5 million, compared to an operating loss of €0.3 million in the first quarter of 2005.
In the first quarter of 2006, income from operations increased to €11.5 million from €0.9 million in the same period last year, primarily as a result of higher pulp prices and improved results from our German pulp mills.
Interest expense in the first quarter of 2006 increased to €22.9 million from €19.3 million in the year ago period, due to higher borrowings relating to the Stendal mill and incremental interest on our $310 million senior note issue completed in February 2005.
Stendal entered into certain foreign currency derivatives to swap all of its long-term bank indebtedness from Euros to U.S. dollars in 2005 and, in the first quarter of 2006, it also entered into certain currency forwards. In addition, Stendal previously entered into interest rate swaps to fix the interest rate on its outstanding bank indebtedness. Due to the weakening of the U.S. dollar versus the Euro and an increase in long-term interest rates, during the first quarter of 2006, we recorded a net unrealized non-cash holding gain of €44.4 million before minority interests upon the marked to market valuation of such derivatives compared to a net non-cash holding loss of €3.6 million before minority interests upon the marked to market valuation of our outstanding derivatives in the comparative quarter of 2005. In the first quarter of 2006, we had a realized loss of €3.6 million on certain currency forwards which had matured, compared to a realized loss of €0.3 million on derivative instruments in the first quarter of 2005.

FORM 10-Q
QUARTERLY REPORT - PAGE 21

In the first quarter of 2006, minority interest, representing the two minority shareholders’ proportionate interest in the Stendal mill, was €0.4 million, compared to €6.6 million in the first quarter of 2005.
We reported net income for the first quarter of 2006 of €16.6 million, or €0.50 per basic and €0.41 per diluted share, which reflected a net unrealized gain of €44.4 million on our interest rate and currency derivatives, an unrealized non-cash foreign exchange gain on our long-term debt of €6.1 million and improved results at our German pulp mills. In the first quarter of 2005, we reported a net loss of €19.7 million, or €0.77 per basic and diluted share, which included net losses on our derivatives of €3.6 million and a non-cash impairment charge of €1.6 million relating to investments.
We generated “Operating EBITDA” of €25.4 million and €10.1 million in the three months ended March 31, 2006 and 2005, respectively. Operating EBITDA is defined as income (loss) from operations plus depreciation and amortization and non-recurring capital asset impairment charges.
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

FORM 10-Q
QUARTERLY REPORT - PAGE 22

The following table provides a reconciliation of net income (loss) to income (loss) from operations and Operating EBITDA for the periods indicated:

	Three Months Ended
	March 31,
	2006	2005(1)
	(in thousands)
	(unaudited)
Net income (loss)	€16,588	€(19,667)
Minority interest	(449)	(6,557)
Income taxes	21,113	3,035
Interest expense	22,925	19,263
Investment income	(1,744)	(175)
Derivative financial instruments, net	(40,815)	3,859
Unrealized foreign exchange gain on debt	(6,113)	(2,297)
Impairment of investments	—	1,645

Income (loss) from operations	11,505	(894)
Add: Depreciation and amortization	13,914	10,987

Operating EBITDA	€25,419	€10,093

(1)	The results of the Celgar pulp mill are included from the date of its acquisition on February 14, 2005.
Liquidity and Capital Resources
The following table is a summary of selected financial information for the periods indicated:

	As at	As at
	March 31,	December 31,
	2006	2005
	(in thousands)
	(unaudited)
Financial Position
Cash and cash equivalents	€80,350	€83,547
Working capital(1)	56,583	111,195
Property, plant and equipment	1,013,529	1,024,662
Total assets	1,396,958	1,393,816
Long-term liabilities	1,049,451 (2)	1,104,746
Shareholders’ equity	162,484	148,743

(1)	Does not include approximately €7.0 million of government grants in 2006, which we expect to receive in 2006, and approximately €65.9 million of government grants in 2005, all of which has been received, related to the Stendal mill from German federal and state governments.

(2)	Includes €5.6 million outstanding under the revolving credit facilities for the Celgar mill.
At March 31, 2006, our cash and cash equivalents were €80.4 million, compared to €83.5 million at December 31, 2005. We also had €6.3 million of cash restricted to pay current Stendal construction costs payable of €1.1 million and for debt service.
During the first quarter of 2006, Stendal built up the restricted cash in its debt service account for the Stendal project financing to €66.5 million by drawing down €42.0 million under a tranche of the Stendal project financing facility, or the “Stendal Loan Facility” as planned. Approximately €57.0 million of this restricted cash is a debt service security or reserve equal to approximately one year’s worth of Stendal’s scheduled principal and interest payments under the Stendal Loan Facility. As this debt service account secures Stendal’s obligations under the Stendal Loan Facility, it is recorded as a long-term asset.

FORM 10-Q
QUARTERLY REPORT - PAGE 23

Our reduction in working capital at March 31, 2006 compared to December 31, 2005 of approximately €55.0 million resulted principally from the build-up of the restricted cash in the debt service account which is classified as a long-term asset and certain principal payments maturing on the Stendal Loan Facility within one year.
At March 31, 2006, we qualified for investment grants related to the Stendal mill totaling approximately €7.0 million from the federal and state governments of Germany, which we expect to receive in 2006. These grants, when received, will be applied to repay the amounts drawn under the current portion of a dedicated tranche of the Stendal Loan Facility. Under our accounting policies, we do not record these grants until they are received. The grants are not reported in our income and reduce the cost basis of the assets purchased when they are received.
As at March 31, 2006, we had not drawn any amount under the €40.0 million Rosenthal revolving term credit facility and had drawn down approximately €5.6 million of the $30 million Celgar revolving credit facility. As at March 31, 2006, our Celgar mill failed to satisfy its four-quarter trailing coverage ratios under its revolving credit facility. Such non-satisfaction has been waived by Celgar’s bank lenders but the overall aggregate amount available under Celgar’s revolving facility will be limited to $15 million until Celgar satisfies such ratios. At March 31, 2006, we had utilized the entire €4.7 million available under the credit facilities for our paper operations.
We expect to meet our interest and debt service expenses and the working and maintenance capital requirements for our operations (other than at Stendal) from cash flow from operations, cash on hand and the two revolving working capital facilities for the Rosenthal and Celgar mills.
We expect to meet the capital requirements for the Stendal mill, including working capital and potential losses during ramp up, interest and principal service expenses through cash on hand, cash flow from operations, shareholder advances already made to Stendal, the Stendal Loan Facility (which includes a revolving working capital tranche and a debt service reserve account) and the receipt of government grants.
Operating Activities
Operating activities in the current quarter provided cash of €7.4 million, compared to using cash of €2.3 million in the comparative period of 2005. An increase in receivables due primarily to higher sales in the current quarter used cash of €4.6 million in the first quarter of 2006, compared to an increase in receivables using cash of €9.6 million in the comparative quarter of 2005. A decrease in inventories due primarily to lower raw materials and partially to lower finished goods at the Stendal mill provided cash of €9.0 million in the first quarter of 2006, compared to using cash of €8.5 million in the first quarter of 2005. A decrease in accounts payable and accrued expenses used cash of €1.4 million in the current period, compared to providing cash of €24.6 million in the comparative period of 2005.
Working capital is subject to cyclical operating needs, the timing of collections and receivables and government grants and the payment of payables and expenses.

FORM 10-Q
QUARTERLY REPORT - PAGE 24

Investing Activities
Investing activities in the three months ended March 31, 2006 used cash of €47.1 million, compared to the first three months of 2005 when investing activities used cash of €147.1 million, of which the acquisition of the Celgar pulp mill comprised €146.3 million. In the three months ended March 31, 2006, a drawdown under a tranche of the Stendal project financing facility to increase our restricted cash in the Stendal debt service reserve account provided cash of €41.2 million versus a decrease in restricted cash using cash of €3.4 million in the comparative period of 2005.
Financing Activities
Financing activities provided cash of €36.6 million in the three months ended March 31, 2006, compared to the first three months of 2005 when, in connection with the acquisition of the Celgar pulp mill, financing activities, including the issuance of shares of common stock and senior notes, provided cash of €212.2 million. In the first quarter of 2005, we fully repaid the project loan facility relating to the Rosenthal mill of approximately €143.1 million (net of restricted cash) and indebtedness relating to the landfill at the Rosenthal mill of approximately €7.6 million from the proceeds of such share and senior note offerings.
In the current period, the pay down of a portion of the Celgar mill’s revolving working capital facility used cash of €4.8 million.
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
Contractual Obligations and Commitments
There were no material changes outside the ordinary course to any of our contractual obligations during the first quarter of 2006.
Capital Resources
In addition to our revolving credit facilities for the Rosenthal and Celgar mills and the revolving working capital tranche of the Stendal Loan Facility, respectively, we may seek to raise future funding in the debt markets if our indenture relating to our 9.25% senior notes permits, subject to compliance with the indenture. The indenture governing the senior notes contains various restrictive covenants, including several that are based on a formulation of the financial measure EBITDA, which is net income (loss) adjusted to exclude interest, taxes, depreciation and amortization, certain non-cash charges and extraordinary or otherwise unusual gains or losses, and certain other items. We refer to this formulation of EBITDA as “Indenture EBITDA” which is defined in the senior note indenture as Consolidated EBITDA.

FORM 10-Q
QUARTERLY REPORT - PAGE 25

The indenture governing the senior notes provides that, in order for Mercer Inc. and its restricted subsidiaries (as defined in the indenture and which excludes the Stendal mill and our paper operations) to enter into certain types of transactions, including the incurrence of additional indebtedness, the making of restricted payments and the completion of mergers and consolidations (other than, in each case, those specifically permitted by our senior note indenture), we must meet a minimum ratio of Indenture EBITDA to Fixed Charges as defined in the senior note indenture of 2.0 to 1.0 on a pro forma basis for the most recently ended four full fiscal quarters. This ratio is referred to and defined as the Fixed Charge Coverage Ratio in the senior note indenture. As at March 31, 2006, Mercer Inc. and our restricted subsidiaries under the indenture governing the senior notes did not meet the Fixed Charge Coverage Ratio of 2.0 to 1.0 as set out in the senior note indenture.
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
In the three months ended March 31, 2006, we reported a net €3.0 million foreign exchange translation loss and, as a result, the cumulative foreign exchange translation gain decreased to €12.6 million at March 31, 2006 from €15.6 million at December 31, 2005.
Based upon the exchange rate at March 31, 2006, the U.S. dollar decreased by approximately 13% in value against the Euro since March 31, 2005. See “Quantitative and Qualitative Disclosures about Market Risk”.
Results of Operations of the Restricted Group Under Our Senior Note Indenture
The indenture governing our 9.25% senior notes requires that we also provide a discussion in annual and quarterly reports we file with the SEC under Management’s Discussion and Analysis of Financial Condition and Results of Operations of the results of operations and financial condition of Mercer Inc. and our restricted subsidiaries under the indenture, referred to as the “Restricted Group”. As at and during the three months ended March 31, 2006, the Restricted Group was comprised of Mercer Inc., certain holding subsidiaries and Rosenthal, and the Celgar mill from February 14, 2005, the date of the Acquisition of the mill. During the three months ended March 31, 2005 and as at December 31, 2005, the Restricted Group was comprised of Mercer Inc., certain holding subsidiaries and Rosenthal, which was the only member of the Restricted Group with material operations during such period. The Restricted Group excludes our paper operations and our Stendal mill.
The following is a discussion of the results of operations and financial condition of the Restricted Group. For further information regarding the operating results of the Rosenthal and Celgar mills,

FORM 10-Q
QUARTERLY REPORT - PAGE 26

see Note 5 of our quarterly financial statements included herein. For further information regarding the Restricted Group including, without limitation, a reconciliation to our consolidated results of operations, see Note 9 of our quarterly financial statements included herein.
Restricted Group Results —Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005
Total revenues for the Restricted Group for the three months ended March 31, 2006 increased to €81.0 million from €41.7 million in the comparative period of 2005, primarily because of the inclusion of the pulp sales from the Celgar mill and higher pulp prices. Pulp sales realizations for the Restricted Group were €431 per ADMT on average in the three months ended March 31, 2006 and in the comparative period of 2005. The increase in NBSK pulp prices was partially offset by the strength of the Canadian dollar versus the U.S. dollar during the current period. In the first quarter of 2006, Mercer Inc. had responsibility for all pulp sales of the Stendal mill and received a fee from Stendal of approximately 1.4% of sales.
Costs of sales and general, administrative and other expenses for the Restricted Group in the three months ended March 31, 2006 increased to €79.0 million from €39.7 million in the comparative period of 2005, primarily as a result of the inclusion of the results of the Celgar mill, partially offset by lower production costs at the Rosenthal mill.
In the first quarter of 2006, we recorded income from operations of €1.8 million resulting from the sale of emission allowances by our Rosenthal pulp mill. The market for emission allowances is relatively new and volatile. At the end of April 2006, such market weakened materially. Based upon our activities to date, we currently estimate the Restricted Group’s overall emission allowance sales in 2006 will be at or near its total for 2005.
On average, fiber costs at our Rosenthal pulp mill increased by approximately 8.8% in the first quarter of 2006 versus the same quarter of 2005. This resulted from severe winter conditions in Germany and central Europe during the period which caused sawmillers and log harvesters to curtail operations which reduced fiber availability and increased costs. In the first quarter of 2006, average fiber costs at our Celgar mill decreased by approximately 22% versus the same quarter of 2005 because of increased wood chip availability resulting from higher production at regional sawmills.
Depreciation and amortization for the Restricted Group increased to €6.6 million in the current period from €4.1 million in the comparative period of 2005, primarily as a result of the inclusion of depreciation of the Celgar mill, partially offset by lower depreciation at our Rosenthal mill.
In the first quarter of 2006, the Restricted Group reported income from operations of €2.1 million, compared to €2.0 million in the first quarter of 2005, primarily as a result of higher operating income from our Rosenthal mill, partially offset by a higher operating loss at our Celgar mill. Interest expense for the Restricted Group in the three months ended March 31, 2006 increased to €8.5 million from €7.7 million in the year ago period, primarily due to incremental interest costs resulting from our $310 million senior note offering in February 2005.
In the current quarter of 2006, the Restricted Group recorded a foreign exchange gain on debt of €6.1 million, compared to a gain of €2.3 million in the comparative period of 2005. In the first quarter of 2005, the Restricted Group reported a non-cash impairment charge of €1.2 million related to an investment in a venture company.

FORM 10-Q
QUARTERLY REPORT - PAGE 27

For the three months ended March 31, 2006, the net loss reported by the Restricted Group narrowed to €1.0 million from €7.4 million in the first quarter of 2005 as a result of improved operating income of our Rosenthal mill, partially offset by the weaker results of our Celgar mill. The overall strength of the Canadian dollar versus the U.S. dollar and five days of scheduled maintenance downtime negatively impacted the results of our Celgar mill.
The Restricted Group generated “Operating EBITDA” of €8.7 million and €6.2 million in the three months ended March 31, 2006 and 2005, respectively. Operating EBITDA is defined as income (loss) from operations plus depreciation and amortization and non-recurring capital asset impairment charges. Operating EBITDA for the Restricted Group is calculated by adding depreciation and amortization and non-recurring capital asset impairment charges of €6.6 million and €4.1 million to the income from operations of €2.1 million and €2.0 million for the three months ended March 31, 2006 and 2005, respectively.
Operating EBITDA has significant limitations as an analytical tool, and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. See the discussion of Mercer’s results for the quarter ended March 31, 2006 for additional information relating to such limitations and Operating EBITDA.
The following table provides a reconciliation of net loss to income from operations and Operating EBITDA for the Restricted Group for the periods indicated:

	Three Months Ended
	March 31,
	2006	2005(1)
	(in thousands)
Restricted Group(2)
Net loss	€(959)	€(7,417)
Income taxes	2,841	3,115
Interest expense	8,463	7,671
Investment and other income	(2,261)	(328)
Derivative financial instruments, net	79	105
Unrealized foreign exchange gain on debt	(6,113)	(2,297)
Impairment of investments	—	1,178

Income from operations	2,050	2,027
Add: Depreciation and amortization	6,629	4,125

Operating EBITDA	€8,679	€6,152

(1)	The results of the Celgar pulp mill are from the date of its acquisition on February 14, 2005.

(2)	See Note 9 of the financial statements included elsewhere herein for a reconciliation to our consolidated results.

FORM 10-Q
QUARTERLY REPORT - PAGE 28

Liquidity and Capital Resources of the Restricted Group
The following table is a summary of selected financial information for the Restricted Group for the periods indicated:

	As at	As at
	March 31,	December 31,
	2006	2005
	(in thousands)
Restricted Group Financial Position(1)
Cash and cash equivalents	€41,101	€48,790
Working capital	83,417	93,312
Property, plant and equipment	398,256	404,151
Total assets	596,476	625,578
Long-term liabilities	352,086	364,596
Shareholders’ equity	202,090	214,115

(1)	See Note 9 of the financial statements included elsewhere herein for a reconciliation to our consolidated results.
At March 31, 2006, the Restricted Group had cash and cash equivalents of €41.1 million, compared to €48.8 million at December 31, 2005. At March 31, 2006, the Restricted Group had working capital of €83.4 million.
We expect the Restricted Group to meet its interest and debt service expenses and meet the working and maintenance capital requirements for its current operations from cash flow from operations, cash on hand and the revolving working capital loan facilities for the Rosenthal and Celgar mills. As at March 31, 2006, we had not drawn any amount under the Rosenthal revolving term credit facility and had drawn down approximately €5.6 million under the Celgar revolving credit facility. As at March 31, 2006, our Celgar mill failed to satisfy its four-quarter trailing coverage ratios under its revolving credit facility. Such non-satisfaction has been waived by Celgar’s bank lenders but the overall aggregate amount available under Celgar’s revolving facility will be limited to $15 million until Celgar satisfies such ratios.
Critical Accounting Policies
The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Estimates are used for, but not limited to, the accounting for doubtful accounts, depreciation and amortization, asset impairments, derivative financial instruments, environmental conservation, asset retirement obligations, pensions and post-retirement benefit obligations, income taxes, and contingencies. Actual results could differ from these estimates.
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
For information about our significant accounting policies, see our annual report on Form 10-K for the year ended December 31, 2005.

FORM 10-Q
QUARTERLY REPORT - PAGE 29

Cautionary Statement Regarding Forward-Looking Information
The statements in this report that are not reported financial results or other historical information are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. These statements appear in a number of different places in this report and can be identified by words such as “estimates”, “projects”, “expects”, “intends”, “believes”, “plans”, or their negatives or other comparable words. Also look for discussions of strategy that involve risks and uncertainties. Forward-looking statements include statements regarding the outlook for our future operations, forecasts of future costs and expenditures, the evaluation of market conditions, the outcome of legal proceedings, the adequacy of reserves, or other business plans. You are cautioned that any such forward-looking statements are not guarantees and may involve risks and uncertainties. Our actual results may differ materially from those in the forward-looking statements due to risks facing us or due to actual facts differing from the assumptions underlying our estimates. Some of these risks and assumptions include those set forth in reports and other documents we have filed with or furnished to the SEC, including in our annual report on Form 10-K for the year ended December 31, 2005. We advise you that these cautionary remarks expressly qualify in their entirety all forward-looking statements attributable to us or persons acting on our behalf. Unless required by law, we do not assume any obligation to update forward-looking statements based on unanticipated events or changed expectations. However, you should carefully review the reports and other documents we file from time to time with the SEC.
Cyclical Nature of Business
Revenues
The pulp and paper business is cyclical in nature and markets for our principal products are characterized by periods of supply and demand imbalance, which in turn affects product prices. The markets for pulp and paper are highly competitive and are sensitive to cyclical changes in industry capacity and in the global economy, all of which can have a significant influence on selling prices and our earnings. Demand for pulp and paper products has historically been determined by the level of economic growth and has been closely tied to overall business activity. Although pulp prices have improved recently, we cannot predict the level of economic activity or growth in certain world markets or the impact of war, terrorist activity or other events on our markets and prices for our products.
Commencing in 2005, our German operations became subject to the European Union Emissions Trading Scheme pursuant to which our German mills were granted emission allowances. Emission allowances are granted based upon production volumes and the types of fuels consumed by the manufacturing facilities in Germany. Since then, we have benefited from the sale of emission allowances. We currently estimate that overall such sales in 2006 will be at or near our total sales for 2005. However, the market for such sales is relatively new and volatile and we cannot predict the level of any sales thereafter.
Costs
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

FORM 10-Q
QUARTERLY REPORT - PAGE 30

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks from changes in interest rates and foreign currency exchange rates, particularly the exchange rate between the U.S. dollar and the Euro and to a lesser extent the Canadian dollar, which may affect our results of operations and financial condition and, consequently, our fair value. We manage these risks through internal risk management policies and, with respect to risks related to changes in exchange rates between the U.S. dollar and the Euro, with the use of derivatives. We use derivatives to reduce or limit our exposure to interest rate and U.S. dollar/Euro currency risks. We may in the future use derivatives to reduce or limit our exposure to fluctuations in pulp prices. We also use derivatives to reduce our potential losses or to augment our potential gains, depending on our management’s perception of future economic events and developments. These types of derivatives are generally highly speculative in nature. They are also very volatile as they are highly leveraged given that margin requirements are relatively low in proportion to notional amounts.
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
In the first quarter of 2006, Stendal entered into a $15.0 million currency forward contract at a rate of $1.2126 with a maturity in April 2006 and a $3.0 million currency forward at a rate of $1.2100 with a maturity in April 2006. A net unrealized loss of approximately €21,000 was recognized in respect of these derivatives in the three months ended March 31, 2006.
In the first quarter of 2005, Stendal entered into currency swaps to convert a portion of its indebtedness under the Stendal Loan Facility from Euros into U.S. dollars and certain currency forwards. In April 2005, Stendal entered into a currency swap to convert the balance of its long-term indebtedness under the Stendal Loan Facility from Euros into U.S. dollars. During the first quarter of 2006, we recorded a net unrealized non-cash holding gain of €44.4 million before minority interests upon the marked to market valuation of such derivatives compared to a net non-cash holding loss of €3.6 million before minority interests upon the marked to market valuation of our outstanding derivatives in the comparative quarter of 2005. In the first quarter of 2006, we had a realized loss of €3.6 million on certain currency forwards which had matured, compared to a realized loss of €0.3 million on derivative instruments in the first quarter of 2005

FORM 10-Q
QUARTERLY REPORT - PAGE 31

ITEM 4.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures. Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report. Based on such evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including its Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
It should be noted that any system of controls is based in part upon certain assumptions designed to obtain reasonable (and not absolute) assurance as to its effectiveness, and there can be no assurance that any design will succeed in achieving its stated goals.
Changes in Internal Controls. There have been no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

FORM 10-Q
QUARTERLY REPORT - PAGE 32

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
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

ITEM 1A.	RISK FACTORS
There have been no material changes to the factors disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM 6.	EXHIBITS

Exhibit
No.	Description
31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1*	Section 906 Certification of Chief Executive Officer

32.2*	Section 906 Certification of Chief Financial Officer

*	In accordance with Release 33-8212 of the Commission, these Certifications: (i) are “furnished” to the Commission and are not “filed” for the purposes of liability under the Securities Exchange Act of 1934, as amended; and (ii) are not to be subject to automatic incorporation by reference into any of the Company’s registration statements filed under the Securities Act of 1933, as amended for the purposes of liability thereunder or any offering memorandum, unless the Company specifically incorporates them by reference therein.

FORM 10-Q
QUARTERLY REPORT - PAGE 33

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERCER INTERNATIONAL INC.
By:	/s/ David M. Gandossi
David M. Gandossi
Secretary and Chief Financial Officer

Date: May 8, 2006

FORM 10-Q
QUARTERLY REPORT - PAGE 34