Form 10-Q
period 2006-06-30
MERCER INTERNATIONAL INC.
filed 2006-08-09
CIK 1333274

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File No.: 000-51826
MERCER INTERNATIONAL INC.
(Exact name of Registrant as specified in its charter)

Washington	47-0956945
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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
YES ☐       NO ☑
The Registrant had 33,179,140 shares of common stock outstanding as at August 8, 2006.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
MERCER INTERNATIONAL INC.
CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2006
(Unaudited)

FORM 10-Q
QUARTERLY REPORT - PAGE 2

MERCER INTERNATIONAL INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
As at June 30, 2006 and December 31, 2005
(Unaudited)
(Euros in thousands)

	June 30,	December 31,
	2006	2005
ASSETS
Current Assets
Cash and cash equivalents	€73,079	€83,547
Cash restricted	5,892	7,039
Receivables	87,020	74,315
Inventories	69,544	81,147
Prepaid expenses and other	6,240	5,474

Total current assets	241,775	251,522

Long-Term Assets
Cash restricted	66,537	24,573
Property, plant and equipment	1,008,319	1,024,662
Investments	7,695	6,314
Deferred note issuance and other costs	7,674	8,364
Deferred income tax	38,798	78,381

	1,129,023	1,142,294

Total assets	€1,370,798	€1,393,816

LIABILITIES
Current Liabilities
Accounts payable and accrued expenses	€109,113	€112,726
Debt, current portion	75,375	27,601

Total current liabilities	184,488	140,327

Long-Term Liabilities
Debt, less current portion	898,379	922,619
Unrealized foreign exchange rate derivative loss	11,735	61,979
Unrealized interest rate derivative losses	42,320	78,646
Pension and other post-retirement benefit obligations	16,541	17,113
Capital leases and other	9,980	9,945
Deferred income tax	17,428	14,444

	996,383	1,104,746

Total liabilities	1,180,871	1,245,073

Minority Interest	—	—
SHAREHOLDERS’ EQUITY
Common shares	181,655	181,586
Additional paid-in capital, stock options	87	14
Deficit	(12,961)	(47,970)
Accumulated other comprehensive income	21,146	15,113

Total shareholders’ equity	189,927	148,743

Total liabilities and shareholders’ equity	€1,370,798	€1,393,816

The accompanying notes are an integral part of these financial statements.

FORM 10-Q
QUARTERLY REPORT - PAGE 3

MERCER INTERNATIONAL INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
For Six Months Ended June 30, 2006 and 2005
(Unaudited)
(Euros in thousands, except for per share data)

	2006	2005
Revenues	€325,769	€227,502

Costs and expenses:
Cost of sales	298,045	210,167

	27,724	17,335
General and administrative expenses	(18,591)	(15,316)
Sale of emission allowances	13,246	6,288

Income from operations	22,379	8,307

Other income (expense)
Interest expense	(46,037)	(41,463)
Investment income	3,011	981
Unrealized foreign exchange gain (loss) on debt	12,173	(7,509)
Realized loss on derivative instruments	(5,219)	(295)
Unrealized gain (loss) on derivative instruments	90,724	(73,015)
Impairment of investments	—	(1,645)

Total other income (expense)	54,652	(122,946)

Income (loss) before income taxes and minority interest	77,031	(114,639)
Income tax (provision) benefit	(42,920)	21,412

Income (loss) before minority interest	34,111	(93,227)
Minority interest	898	11,409

Net income (loss)	€35,009	€(81,818)

(Deficit) retained earnings, beginning of period	(47,970)	69,176

Deficit, end of period	€(12,961)	€(12,642)

Income (loss) per share
Basic	€1.06	€(2.80)

Diluted	€0.86	€(2.80)

The accompanying notes are an integral part of these financial statements.

FORM 10-Q
QUARTERLY REPORT - PAGE 4

MERCER INTERNATIONAL INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
For Three Months Ended June 30, 2006 and 2005
(Unaudited)
(Euros in thousands, except for per share data)

	2006	2005
Revenues	€166,705	€129,609

Costs and expenses:
Cost of sales	153,706	119,178

	12,999	10,431
General and administrative expenses	(9,733)	(7,518)
Sale of emission allowances	7,608	6,288

Income from operations	10,874	9,201

Other income (expense)
Interest expense	(23,112)	(22,200)
Investment income	1,267	806
Unrealized foreign exchange gain (loss) on debt	6,060	(9,806)
Realized loss on derivative instruments	(1,657)	—
Unrealized gain (loss) on derivative instruments	46,347	(69,451)

Total other income (expense)	28,905	(100,651)

Income (loss) before income taxes and minority interest	39,779	(91,450)
Income tax (provision) benefit	(21,807)	24,447

Income (loss) before minority interest	17,972	(67,003)
Minority interest	449	4,852

Net income (loss)	€18,421	€(62,151)

(Deficit) retained earnings, beginning of period	(31,382)	49,509

Deficit, end of period	€(12,961)	€(12,642)

Income (loss) per share
Basic	€0.56	€(1.88)

Diluted	€0.45	€(1.88)

The accompanying notes are an integral part of these financial statements.

FORM 10-Q
QUARTERLY REPORT - PAGE 5

MERCER INTERNATIONAL INC.
CONSOLIDATED CONDENSED STATEMENTS OF
COMPREHENSIVE INCOME (LOSS)
For Six Months Ended June 30, 2006 and 2005
(Unaudited)
(Euros in thousands)

	2006	2005
Net income (loss)	€35,009	€(81,818)

Other comprehensive gain:
Foreign currency translation adjustment	5,360	1,118
Pension plan additional minimum liability	(17)	—
Unrealized gains on securities
Unrealized holding gains arising during the period	690	305

Other comprehensive gain	6,033	1,423

Total comprehensive income (loss)	€41,042	€(80,395)

The accompanying notes are an integral part of these financial statements.

FORM 10-Q
QUARTERLY REPORT - PAGE 6

MERCER INTERNATIONAL INC.
CONSOLIDATED CONDENSED STATEMENTS OF
COMPREHENSIVE INCOME (LOSS)
For Three Months Ended June 30, 2006 and 2005
(Unaudited)
(Euros in thousands)

	2006	2005
Net income (loss)	€18,421	€(62,151)

Other comprehensive gain:
Foreign currency translation adjustment	8,345	1,750
Pension plan additional minimum liability	2	—
Unrealized gains on securities
Unrealized holding gains arising during the period	569	—

Other comprehensive gain	8,916	1,750

Total comprehensive income (loss)	€27,337	€(60,401)

The accompanying notes are an integral part of these financial statements.

FORM 10-Q
QUARTERLY REPORT - PAGE 7

MERCER INTERNATIONAL INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
For Six Months Ended June 30, 2006 and 2005
(Unaudited)
(Euros in thousands)

	2006	2005
Cash Flows from (used in) Operating Activities:
Net income (loss)	€35,009	€(81,818)
Adjustments to reconcile net income (loss) to cash flows from operating activities
Unrealized (gains) losses on derivatives	(85,505)	73,015
Depreciation and amortization	29,082	25,299
Unrealized foreign exchange (gain) loss on debt	(12,173)	7,509
Impairment of investments and securities	—	1,645
Minority interest	(898)	(11,409)
Deferred income taxes	42,567	(21,638)
Stock compensation expense	207	72
Other	(490)	125

Changes in current assets and liabilities
Receivables	(13,486)	(20,742)
Inventories	10,670	(16,757)
Accounts payable and accrued expenses	(3,347)	41,319
Other	(252)	(1,853)

Net cash from (used in) operating activities	1,384	(5,233)

Cash Flows used in Investing Activities:
Cash restricted	(40,817)	35,808
Purchase of property, plant and equipment	(15,439)	(8,493)
Acquisition of Celgar pulp mill	—	(146,608)

Net cash used in investing activities	(56,256)	(119,293)

Cash Flows from Financing Activities:
Decrease in construction costs payable	(212)	(31,346)
Proceeds from borrowings of notes payable and debt	48,634	325,195
Repayment of notes payable and debt	(375)	(183,691)
Proceeds from investment grants	—	342
Repayment of capital lease obligations	(2,431)	(1,907)
Issuance of shares of common stock	69	66,645

Net cash from financing activities	45,685	175,238

Effect of exchange rate changes on cash and cash equivalents	(1,281)	5,594

Net (decrease) increase in cash and cash equivalents	(10,468)	56,306
Cash and cash equivalents, beginning of period	83,547	49,568

Cash and cash equivalents, end of period	€73,079	€105,874

The accompanying notes are an integral part of these financial statements.

FORM 10-Q
QUARTERLY REPORT - PAGE 8

MERCER INTERNATIONAL INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
FOR SIX MONTHS ENDED June 30, 2006
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
FOR SIX MONTHS ENDED JUNE 30, 2006
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

Six Months Ended
June 30, 2005
Net Loss
As reported	€(81,818)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of any related tax effects	(21)

Pro forma	€(81,839)

Basic and Diluted Loss Per Share
As reported	€(2.80)

Pro forma	€(2.80)

Three Months Ended
June 30, 2005
Net Loss
As reported	€(62,151)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of any related tax effects	(11)

Pro forma	€(62,162)

Basic and Diluted Loss Per Share
As reported	€(1.88)

Pro forma	€(1.88)

The fair value of each option granted is estimated on the grant date using the Black-Scholes model. During the six month period ended June 30, 2006 and 2005, no options were granted, exercised or cancelled.

FORM 10-Q
QUARTERLY REPORT - PAGE 10

MERCER INTERNATIONAL INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
FOR SIX MONTHS ENDED JUNE 30, 2006
(Unaudited)
(Euros in thousands, except for shares and per share data)
Note 2. Stock-Based Compensation (cont’d)
Summarized information about stock options outstanding and exercisable at June 30, 2006 is as follows:

Outstanding Options						Exercisable Options
				Weighted
				Average	Weighted		Weighted
Exercise				Remaining	Average		Average
Price Range			Number	Contractual Life	Exercise price	Number	Exercise Price
(In U.S. Dollars)				(Years)	(In U.S. Dollars)		(In U.S. Dollars)
$5.65	-	6.375	920,000	4.00	$6.30	886,666	$6.32
		8.50	135,000	1.00	8.50	135,000	8.50
		7.30	30,000	9.00	7.30	10,000	7.30
		7.92	100,000	9.25	7.92	33,333	7.92

			1,185,000		$6.71	1,064,999	$6.66
As at June 30, 2006, the total remaining unrecognized compensation cost related to non-vested stock options amounted to €218, which will be amortized over their remaining vesting period.
During the six-month period ended June 30, 2006, there was no change in the number of non-vested options.
Restricted Stock
The fair value of restricted stock is determined based upon the number of shares granted and the quoted price of the Company’s stock on the date of grant. Restricted stock generally vests over two years. Expense is recognized on a straight-line basis over the vesting period. Expense recognized for the six months ended June 30, 2006 and 2005 was €207 and €72, respectively.
As at June 30, 2006, the total remaining unrecognized compensation cost related to restricted stock amounted to €240, which will be amortized over their remaining vesting period.
During the six month period ended June 30, 2006, there were restricted stock awards of an aggregate of 10,000 of our common shares to independent directors.

FORM 10-Q
QUARTERLY REPORT - PAGE 11

MERCER INTERNATIONAL INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
FOR SIX MONTHS ENDED JUNE 30, 2006
(Unaudited)
(Euros in thousands, except for shares and per share data)
Note 3. Income (Loss) Per Share
Basic income (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of shares outstanding during a period. Diluted income (loss) per share takes into consideration shares outstanding (computed under basic earnings (loss) per share) and potentially dilutive shares. The following table sets out the computation of basic income (loss) per share for the six and three months ended June 30, 2006 and 2005, respectively:

	Six Months Ended June 30,		Three Months Ended June 30,
	2006	2005	2006	2005
Income (loss) from continuing operations – basic	€35,009	€(81,818)	€18,421	€(62,151)
Interest on convertible notes, net of tax	2,767	—	1,441	—

Income (loss) from continuing operations – diluted	€37,776	€(81,818)	€19,862	€(62,151)

Weighted average number of common shares outstanding:
Basic	33,169,637	29,270,388	33,170,129	33,055,103
Effect of dilutive shares:
Stock options and awards	274,686	—	292,002	—
Convertible notes	10,645,161	—	10,645,161	—

Diluted	44,089,484	29,270,388	44,107,292	33,055,103

Income (loss) from continuing operations per share:
Basic	€1.06	€(2.80)	€0.56	€(1.88)

Diluted	€0.86	€(2.80)	€0.45	€(1.88)

The calculation of diluted income (loss) per share for the comparative 2005 period does not assume the exercise of stock options and awards or the conversion of convertible notes that would have an anti-dilutive effect on earnings per share. Stock options and awards excluded from the calculation of diluted income (loss) per share because they are anti-dilutive represented 253,969 for the six months ended June 30, 2005. Convertible notes excluded from the calculation of diluted income (loss) per share because they are anti-dilutive represented 10,645,161 for the six months ended June 30, 2005.

FORM 10-Q
QUARTERLY REPORT - PAGE 12

MERCER INTERNATIONAL INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
FOR SIX MONTHS ENDED JUNE 30, 2006
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
The allocation of the purchase price is summarized below.

Purchase price:
Cash (including defined working capital)	€142,940
Equity – common shares	30,814
Acquisition costs	3,668

€177,422

Net assets acquired:
Receivables	€32
Inventories	19,969
Prepaids and other assets	616
Property, plant and equipment	175,096
Accrued expenses and other liabilities	(4,103)
Pension plan and post-retirement benefits obligations	(14,188)

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
FOR SIX MONTHS ENDED JUNE 30, 2006
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
Summarized financial information concerning the segments is shown in the following table:

						Corporate,
	Rosenthal	Celgar	Stendal	Total		Other and	Consolidated
	Pulp	Pulp	Pulp	Pulp	Paper	Eliminations	Total
Six Months Ended June 30, 2006
Sales to external customers	€68,941	€100,811	€122,510	€292,262	€33,507	€—	€325,769
Intersegment net sales	(152)	23	4,688	4,559	108	(4,667)	—

	68,789	100,834	127,198	296,821	33,615	(4,667)	325,769

Operating costs	49,453	98,702	95,571	243,726	29,971	(4,434)	269,263
Operating depreciation and amortization	7,750	6,291	14,129	28,170	456	156	28,782
General and administrative	3,592	4,939	5,940	14,471	2,276	1,844	18,591
(Sale) purchase of emission allowances	(3,651)	—	(9,595)	(13,246)	—	—	(13,246)

	57,144	109,932	106,045	273,121	32,703	(2,434)	303,390

Income (loss) from operations	11,645	(9,098)	21,153	23,700	912	(2,233)	22,379
Interest expense							(46,037)
Investment income							3,011
Derivative financial instruments, net							85,505
Unrealized foreign exchange gain on debt							12,173

Income before income taxes and minority interest							€77,031

Segment assets	€332,485	€237,175	€746,557	€1,316,217	€22,020	€32,561	€1,370,798

						Corporate,
	Rosenthal	Celgar(1)	Stendal	Total		Other and	Consolidated
	Pulp	Pulp	Pulp	Pulp	Paper	Eliminations	Total
Six Months Ended June 30, 2005
Sales to external customers	€65,936	€48,480	€81,606	€196,022	€31,480	€—	€227,502
Intersegment net sales	—	—	3,340	3,340	—	(3,340)	—

	65,936	48,480	84,946	199,362	31,480	(3,340)	227,502

Operating costs	47,405	40,554	71,546	159,505	29,601	(3,822)	185,284
Operating depreciation and amortization	6,630	4,097	13,454	24,181	379	323	24,883
General and administrative	3,810	2,837	1,677	8,324	2,562	4,430	15,316
(Sale) purchase of emission allowances	(2,135)	—	(4,153)	(6,288)	—	—	(6,288)

	55,710	47,488	82,524	185,722	32,542	931	219,195

Income (loss) from operations	10,226	992	2,422	13,640	(1,062)	(4,271)	8,307
Interest expense							(41,463)
Investment income							981
Derivative financial instruments, net							(73,310)
Unrealized foreign exchange loss on debt							(7,509)
Impairment of investments							(1,645)

Loss before income taxes and minority interest							€(114,639)

Segment assets	€347,935	€244,361	€906,244	€1,498,540	€24,294	€15,995	€1,538,829

(1)	The results of the Celgar pulp mill are from the date of its acquisition on February 14, 2005.

FORM 10-Q
QUARTERLY REPORT - PAGE 14

MERCER INTERNATIONAL INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
FOR SIX MONTHS ENDED JUNE 30, 2006
(Unaudited)
(Euros in thousands, except for shares and per share data)
Note 5. Business Segment Information (cont’d)

						Corporate,
	Rosenthal	Celgar	Stendal	Total		Other and	Consolidated
	Pulp	Pulp	Pulp	Pulp	Paper	Eliminations	Total
Three Months Ended June 30, 2006
Sales to external customers	€34,269	€54,514	€61,811	€150,594	€16,111	€—	€166,705
Intersegment net sales	(194)	23	2,373	2,202	108	(2,310)	—

	34,075	54,537	64,184	152,796	16,219	(2,310)	166,705

Operating costs	25,466	53,137	47,446	126,049	14,453	(1,664)	138,838
Operating depreciation and amortization	4,213	3,277	7,070	14,560	230	78	14,868
General and administrative	2,265	2,815	3,183	8,263	1,135	335	9,733
(Sale) purchase of emission allowances	(1,884)	—	(5,724)	(7,608)	—	—	(7,608)

	30,060	59,229	51,975	141,264	15,818	(1,251)	155,831

Income (loss) from operations	4,015	(4,692)	12,209	11,532	401	(1,059)	10,874
Interest expense							(23,112)
Investment income							1,267
Derivative financial instruments, net							44,690
Unrealized foreign exchange gain on debt							6,060

Income before income taxes and minority interest							€39,779

						Corporate,
	Rosenthal	Celgar	Stendal	Total		Other and	Consolidated
	Pulp	Pulp	Pulp	Pulp	Paper	Eliminations	Total
Three Months Ended June 30, 2005
Sales to external customers	€31,840	€40,864	€40,808	€113,512	€16,097	€—	€129,609
Intersegment net sales	—	—	1,786	1,786	—	(1,786)	—

	31,840	40,864	42,594	115,298	16,097	(1,786)	129,609

Operating costs	22,217	35,419	34,411	92,047	15,370	(2,135)	105,282
Operating depreciation and amortization	3,362	3,274	6,773	13,409	198	289	13,896
General and administrative	1,909	1,162	702	3,773	1,326	2,419	7,518
(Sale) purchase of emission allowances	(2,135)	—	(4,153)	(6,288)	—	—	(6,288)

	25,353	39,855	37,733	102,941	16,894	573	120,408

Income (loss) from operations	6,487	1,009	4,861	12,357	(797)	(2,359)	9,201
Interest expense							(22,200)
Investment income							806
Derivative financial instruments, net							(69,451)
Unrealized foreign exchange loss on debt							(9,806)

Loss before income taxes and minority interest							€(91,450)

FORM 10-Q
QUARTERLY REPORT - PAGE 15

MERCER INTERNATIONAL INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
FOR SIX MONTHS ENDED JUNE 30, 2006
(Unaudited)
(Euros in thousands, except for shares and per share data)
Note 6. Inventories

	June 30, 2006	December 31, 2005
Raw materials	€44,277	€42,649
Finished goods	25,267	38,498

	€69,544	€81,147

Note 7. Pension and Other Post-Retirement Benefit Obligations
Included in pension and other post-retirement benefit obligations are amounts related to our Celgar and German pulp mills.
The Celgar mill maintains defined benefit pension and post-retirement benefit plans for certain employees. Pension benefits are based on employees’ earnings and years of service. The pension plans are funded by contributions from the Company based on management’s best estimates. Pension contributions for the six month period ended June 30, 2006 and the period from acquisition to June 30, 2005 totaled €908 and €369, respectively.

	Six Months Ended June 30,
	2006		2005
	Pension	Post-Retirement	Pension	Post-Retirement
	Benefits	Benefits	Benefits	Benefits
Service cost	€448	€227	€245	€107
Interest cost	706	382	481	234
Expected return on plan assets	(786)	—	(471)	—
Recognized net loss	—	50	—	—

Net periodic benefit cost	€368	€659	€255	€341

	Three Months Ended June 30,
	2006		2005
	Pension	Post-Retirement	Pension	Post-Retirement
	Benefits	Benefits	Benefits	Benefits
Service cost	€222	€112	€161	€58
Interest cost	350	190	323	146
Expected return on plan assets	(389)	—	(321)	—
Recognized net loss	—	25	—	—

Net periodic benefit cost	€183	€327	€163	€204

FORM 10-Q
QUARTERLY REPORT - PAGE 16

MERCER INTERNATIONAL INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
FOR SIX MONTHS ENDED JUNE 30, 2006
(Unaudited)
(Euros in thousands, except for shares and per share data)
Note 8. Derivatives Transactions

	Six Months Ended June 30,
	2006	2005
Realized loss on derivative financial instruments	€(5,219)	€(295)

Unrealized net gain (loss) on interest rate derivatives	36,326	(20,475)
Unrealized net gain (loss) on foreign exchange derivatives	54,398	(52,540)

Unrealized gain (loss) on derivative financial instruments	€90,724	€(73,015)

	Three Months Ended June 30,
	2006	2005
Realized loss on derivative financial instruments	€(1,657)	€—

Unrealized net gain (loss) on interest rate derivatives	12,820	(20,819)
Unrealized net gain (loss) on foreign exchange derivatives	33,527	(48,632)

Unrealized gain (loss) on derivative financial instruments	€46,347	€(69,451)

FORM 10-Q
QUARTERLY REPORT - PAGE 17

MERCER INTERNATIONAL INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
FOR SIX MONTHS ENDED JUNE 30, 2006
(Unaudited)
(Euros in thousands, except for shares and per share data)
Note 9. Restricted Group Supplemental Disclosure
The terms of the indenture governing our 9.25% senior unsecured notes requires that we provide the results of operations and financial condition of Mercer Inc. and our restricted subsidiaries under the indenture, collectively referred to as the “Restricted Group”. From February 14, 2005, the Restricted Group includes Mercer Inc., certain holding subsidiaries, Rosenthal and the Celgar mill. The Restricted Group excludes our paper operations and the Stendal mill.
Combined Condensed Balance Sheet

	June 30, 2006
	Restricted	Unrestricted			Consolidated
	Group	Subsidiaries		Eliminations	Group
ASSETS
Current assets
Cash and cash equivalents	€37,018	€36,061		€—	€73,079
Cash restricted	—	5,892		—	5,892
Receivables	47,468	39,552		—	87,020
Inventories	36,653	32,891		—	69,544
Prepaid expenses and other	3,620	2,620		—	6,240

Total current assets	124,759	117,016		—	241,775
Cash restricted	—	66,537		—	66,537
Property, plant and equipment	400,046	608,273		—	1,008,319
Other	10,048	5,321		—	15,369
Deferred income tax	18,149	20,649		—	38,798
Due from unrestricted group	49,302	—		(49,302)	—

Total assets	€602,304	€817,796		€(49,302)	€1,370,798

LIABILITIES
Current liabilities
Accounts payable and accrued expenses	€43,851	€65,262		€—	€109,113
Debt, current portion	—	75,375		—	75,375

Total current liabilities	43,851	140,637		—	184,488
Debt, less current portion	322,732	575,647		—	898,379
Due to restricted group	—	49,302		(49,302)	—
Unrealized derivative loss	—	54,055		—	54,055
Other	21,160	5,361		—	26,521
Deferred income tax	2,379	15,049		—	17,428

Total liabilities	390,122	840,051		(49,302)	1,180,871

SHAREHOLDERS’ EQUITY
Total shareholders’ equity (deficit)	212,182	(22,255	)(1)	—	189,927

Total liabilities and shareholders’ equity	€602,304	€817,796		€(49,302)	€1,370,798

(1)	Shareholders’ equity does not include government grants received or receivable related to the Stendal mill. Shareholders’ equity is impacted by the unrealized non-cash marked to market valuation losses on derivative financial instruments.

FORM 10-Q
QUARTERLY REPORT - PAGE 18

MERCER INTERNATIONAL INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
FOR SIX MONTHS ENDED JUNE 30, 2006
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

FORM 10-Q
QUARTERLY REPORT - PAGE 19

MERCER INTERNATIONAL INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
FOR SIX MONTHS ENDED JUNE 30, 2006
(Unaudited)
(Euros in thousands, except for shares and per share data)
Note 9. Restricted Group Supplemental Disclosure (cont’d)
Combined Condensed Statement of Operations

	Six Months Ended June 30, 2006
	Restricted	Unrestricted		Consolidated
	Group	Subsidiaries	Eliminations	Group
Revenues	€169,623	€160,813	€(4,667)	€325,769

Operating costs	148,388	125,309	(4,434)	269,263
Operating depreciation and amortization	14,197	14,585	—	28,782
General and administrative expenses	10,375	8,216	—	18,591
(Sale) purchase of emission allowances	(3,651)	(9,595)	—	(13,246)

	169,309	138,515	(4,434)	303,390

Income from operations	314	22,298	(233)	22,379

Other income (expense)
Interest expense	(16,442)	(31,355)	1,760	(46,037)
Investment income	2,119	2,652	(1,760)	3,011
Derivative financial instruments, net	—	85,505	—	85,505
Unrealized foreign exchange gain on debt	12,173	—	—	12,173

Total other (expense) income	(2,150)	56,802	—	54,652

Income (loss) before income taxes and minority interest	(1,836)	79,100	(233)	77,031
Income tax provision	(6,905)	(36,015)	—	(42,920)

Income (loss) before minority interest	(8,741)	43,085	(233)	34,111
Minority interest	—	898	—	898

Net income (loss)	€(8,741)	€43,983	€(233)	€35,009

	Six Months Ended June 30, 2005
	Restricted	Unrestricted		Consolidated
	Group	Subsidiaries	Eliminations	Group
Revenues	€114,416	€113,086	€—	€227,502

Operating costs	87,260	98,024	—	185,284
Operating depreciation and amortization	10,829	13,616	438	24,883
General and administrative	11,077	4,239	—	15,316
(Sale) purchase of emission allowances	(2,135)	(4,153)	—	(6,288)

	107,031	111,726	438	219,195

Income from operations	7,385	1,360	(438)	8,307

Other income (expense)
Interest expense	(15,985)	(26,571)	1,093	(41,463)
Investment income	1,297	777	(1,093)	981
Derivative financial instruments, net	(463)	(72,847)	—	(73,310)
Unrealized foreign exchange loss on debt	(7,509)	—	—	(7,509)
Impairment of investments	(1,645)	—	—	(1,645)

Total other expense	(24,305)	(98,641)	—	(122,946)

Loss before income taxes and minority interest	(16,920)	(97,281)	(438)	(114,639)
Income tax (provision) benefit	(4,776)	26,188	—	21,412

Loss before minority interest	(21,696)	(71,093)	(438)	(93,227)
Minority interest	—	11,409	—	11,409

Net loss	€(21,696)	€(59,684)	€(438)	€(81,818)

FORM 10-Q
QUARTERLY REPORT - PAGE 20

MERCER INTERNATIONAL INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
FOR SIX MONTHS ENDED JUNE 30, 2006
(Unaudited)
(Euros in thousands, except for shares and per share data)
Note 9. Restricted Group Supplemental Disclosure (cont’d)
Combined Condensed Statement of Operations

	Three Months Ended June 30, 2006
	Restricted	Unrestricted		Consolidated
	Group	Subsidiaries	Eliminations	Group
Revenues	€88,612	€80,403	€(2,310)	€166,705

Operating costs	79,249	61,253	(1,664)	138,838
Operating depreciation and amortization	7,568	7,300	—	14,868
General and administrative expenses	5,415	4,318	—	9,733
(Sale) purchase of emission allowances	(1,884)	(5,724)	—	(7,608)

	90,348	67,147	(1,664)	155,831

Income (loss) from operations	(1,736)	13,256	(646)	10,874

Other income (expense)
Interest expense	(7,979)	(16,018)	885	(23,112)
Investment income	(142)	2,294	(885)	1,267
Derivative financial instruments, net	79	44,611	—	44,690
Unrealized foreign exchange gain on debt	6,060	—	—	6,060

Total other (expense) income	(1,982)	30,887	—	28,905

Income (loss) before income taxes and minority interest	(3,718)	44,143	(646)	39,779
Income tax provision	(3,872)	(17,935)	—	(21,807)

Income (loss) before minority interest	(7,590)	26,208	(646)	17,972
Minority interest	—	449	—	449

Net income (loss)	€(7,590)	€26,657	€(646)	€18,421

	Three Months Ended June 30, 2005
	Restricted	Unrestricted		Consolidated
	Group	Subsidiaries	Eliminations	Group
Revenues	€72,704	€56,905	€—	€129,609

Operating costs	57,287	47,995	—	105,282
Operating depreciation and amortization	6,704	6,971	221	13,896
General and administrative	5,490	2,028	—	7,518
(Sale) purchase of emission allowances	(2,135)	(4,153)	—	(6,288)

	67,346	52,841	221	120,408

Income from operations	5,358	4,064	(221)	9,201

Other income (expense)
Interest expense	(8,314)	(14,585)	699	(22,200)
Investment income	970	467	(631)	806
Derivative financial instruments, net	(358)	(69,093)	—	(69,451)
Unrealized foreign exchange loss on debt	(9,806)	—	—	(9,806)
Impairment of investments	(467)	—	467	—

Total other income (expense)	(17,975)	(83,211)	535	(100,651)

Income (loss) before income taxes and minority interest	(12,617)	(79,147)	314	(91,450)
Income tax (provision) benefit	(1,661)	26,108	—	24,447

Income (loss) before minority interest	(14,278)	(53,039)	314	(67,003)
Minority interest	—	4,852	—	4,852

Net loss	€(14,278)	€(48,187)	€314	€(62,151)

FORM 10-Q
QUARTERLY REPORT - PAGE 21

Note 10. Subsequent Event
In August 2006, we reorganized and divested our equity interests in certain paper production assets, including our Heidenau paper mill, for aggregate consideration of approximately €5.0 million of indebtedness and €5.0 million in cash.

FORM 10-Q
QUARTERLY REPORT - PAGE 22

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
In this document: (i) unless the context otherwise requires, references to “we”, “our”, “us”, the “Company” or “Mercer” mean Mercer International Inc. and its subsidiaries; (ii) references to “Mercer Inc.” mean the Company excluding its subsidiaries; (iii) information is provided as of June 30, 2006, unless otherwise stated; (iv) all references to monetary amounts are to “Euros”, unless otherwise stated; (v) “€” refers to Euros and C$ refers to Canadian dollars; and (vi) “ADMTs” refers to air-dried metric tonnes.
The following discussion and analysis of our results of operations and financial condition for the six months ended June 30, 2006 should be read in conjunction with our consolidated financial statements and related notes included in this quarterly report, as well as our most recent annual report on Form 10-K for the fiscal year ended December 31, 2005 filed with the Securities and Exchange Commission (the “SEC”). Certain reclassifications have been made to the prior period financial statements to conform with the current period presentation.
Results of Operations
Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005
Selected sales data for the six months ended June 30, 2006 and 2005 is as follows:

	Six Months Ended June 30,
	2006	2005
	(ADMTs)
Sales Volume by Product Class
Pulp sales volume by mill:
Rosenthal	149,236	154,800
Stendal	277,408	204,988
Celgar	229,722	118,188

Total pulp sales volume(1)	656,366	477,976
Paper sales volume	32,084	34,478

Total sales volume(1)	688,450	512,454

	(in thousands)
Revenues by Product Class
Pulp revenues by mill:
Rosenthal	€67,545	€64,504
Stendal	120,522	80,873
Celgar(1)	100,811	48,480

Total pulp revenues(1)	288,878	193,857
Paper revenues	33,335	31,463

Total pulp and paper sales revenues(1)	322,213	225,320
Third party transportation revenues	3,556	2,182

Total sales revenues	€325,769	€227,502

(1)	Excluding intercompany sales volumes of 9,857 and 7,594 ADMTs of pulp and intercompany net sales revenues of approximately €4.7 million and €3.3 million in the six months ended June 30, 2006 and 2005, respectively.

FORM 10-Q
QUARTERLY REPORT - PAGE 23

Selected production data for the six months ended June 30, 2006 and 2005 is as follows:

	Six Months Ended June 30,
	2006	2005
	(ADMTs)
Production by Product Class
Pulp production by mill:
Rosenthal	143,530	157,315
Stendal	270,592	231,719
Celgar(1)	212,088	171,833

Total pulp production	626,210	560,867
Paper production	33,602	33,937

Total production	659,812	594,804

(1)	The results of the Celgar pulp mill are included from the date of its acquisition on February 14, 2005.
Revenues for the six months ended June 30, 2006 increased to €325.8 million from €227.5 million in the comparative period of 2005, primarily due to higher sales from our Celgar and Stendal pulp mills. Pulp sales by volume increased to 656,366 ADMTs in the first half of 2006 from 477,976 ADMTs in the comparative period of 2005.
Cost of sales and general, administrative and other expenses in the first half of 2006 increased to €303.4 million from €219.2 million in the comparative period of 2005, primarily as a result of higher sales from our Celgar and Stendal mills.
For the first half of 2006, revenues from our pulp operations increased to €292.3 million from €196.0 million in the same period a year ago. List prices for NBSK pulp in Europe were approximately €522 ($642) per ADMT in the first half of 2006, approximately €488 ($628) per ADMT in the first half of 2005 and approximately €506 ($600) in the fourth quarter of 2005.
Mill net pulp sales realizations increased to €440 per ADMT on average in the first half of 2006 from €411 per ADMT in the first half of 2005, primarily as a result of higher pulp prices.
During the current period, we took an aggregate of 42 days scheduled maintenance and strategic capital expenditure downtime at our pulp mills, including 20 days at our Rosenthal mill and 13 days at our Celgar mill. During the downtime at our Rosenthal mill, we completed the installation of a new brownstock washer at a cost of approximately €9.7 million, which is expected to further improve pulp quality and lower chemical costs and effluents. The total maintenance costs associated with such shutdowns were approximately €6.5 million and were expensed as incurred. This negatively impacted our production volumes, costs and operating results. The Stendal mill also underwent extensive testing of various departments and converted some production to TCF pulp pursuant to the terms of its EPC contract which curtailed production during such period. During the comparative period of 2005, our pulp mills took approximately 32 days maintenance and strategic capital expenditure downtime.
Cost of sales and general, administrative and other expenses for the pulp operations increased to €273.1 million in the first half of 2006 from €185.7 million in the comparative period of 2005 primarily as a result of higher sales from our Celgar and Stendal mills.
Fiber costs at our German pulp mills increased by approximately 9% in the first half of 2006 versus the same period of 2005. This resulted from lower availability because of severe winter conditions in Germany and central Europe, which caused sawmillers and log harvesters to curtail operations and increased competition for fiber primarily from renewable energy operations. The

FORM 10-Q
QUARTERLY REPORT - PAGE 24

increase in worldwide energy prices has made projects generating energy from renewable sources such as wood residuals more viable in Europe. As a result, there has been increased fiber demand and competition in our fiber base. In the first six months of 2006, average fiber costs at our Celgar mill decreased by approximately 18% versus the same period of 2005, primarily because of increased regional wood chip availability.
In the first half of 2006, we recorded a contribution to income from operations of €13.2 million resulting from the sale of emission allowances compared to €6.3 million in the comparative period of 2005.
Depreciation for the pulp operations increased to €28.2 million in the first half of 2006, from €24.2 million in the first half of 2005, primarily as a result of the inclusion of depreciation for the Celgar mill for the full period.
For the first six months of 2006, our pulp operations generated operating income of €23.7 million, versus operating income of €13.6 million in the same period of 2005, primarily due to improving pulp markets and the higher operating income at our German pulp mills, including a contribution of €13.2 million from the sale of emission allowances, partially offset by maintenance and strategic capital expenditure downtime at our pulp mills. The overall strength of the Canadian dollar versus the U.S. dollar negatively impacted our Celgar mill’s results.
Revenues from our paper operations in the first half of 2006 increased to €33.5 million from €31.5 million in the same period of last year as a result of higher sales volumes and a change in the product mix.
Cost of sales and general, administrative and other expenses for the paper operations in the first half of 2006 increased to €32.7 million from €32.5 million in the comparative quarter of 2005.
In the first half of 2006, our paper operations generated operating income of €0.9 million, compared to an operating loss of €1.1 million in the first half of 2005.
In the first half of 2006, income from operations increased to €22.4 million from €8.3 million in the same period last year, primarily as a result of higher pulp prices and improved results from our German pulp mills.
Interest expense in the first half of 2006 increased to €46.0 million from €41.5 million in the year ago period, primarily due to higher borrowings relating to the Stendal mill.
Stendal entered into certain foreign currency derivatives to swap all of its long-term bank indebtedness from Euros to U.S. dollars in 2005 and certain currency forwards. In addition, Stendal previously entered into interest rate swaps to fix the interest rate on its outstanding bank indebtedness. Due to the weakening of the U.S. dollar versus the Euro and an increase in long-term interest rates, we recorded a net unrealized non-cash holding gain of €90.7 million before minority interests upon the marked to market valuation of such derivatives that were outstanding at the end of the current period, compared to a net non-cash holding loss of €73.0 million before minority interests upon the marked to market valuation of our outstanding derivatives in the comparative period of 2005. In the first six months of 2006 we recorded a realized loss in derivative instruments of €5.2 million compared to a realized loss of €0.3 million in the comparative period of 2005.

FORM 10-Q
QUARTERLY REPORT - PAGE 25

In the first half of 2006, minority interest, representing the two minority shareholders’ proportionate interest in the Stendal mill’s losses for the period, was €0.9 million, compared to €11.4 million in the first half of 2005.
We reported net income for the first six months of 2006 of €35.0 million, or €1.06 per basic and €0.86 per diluted share, which reflected a net unrealized gain of €85.5 million on our interest rate and currency derivatives, an unrealized non-cash foreign exchange gain on our long-term debt of €12.2 million and improved results at our German pulp mills. In the first half of 2005, we reported a net loss of €81.8 million, or €2.80 per basic and diluted share, which reflected a net unrealized non-cash holding losses on our currency and interest rate derivatives of €73.3 million and the unrealized non-cash foreign exchange loss on our long-term debt of €7.5 million, partially offset by the non-cash benefit for income taxes of €21.4 million, and interest expense related to our Stendal mill of €26.3 million and a non-cash impairment charge of €1.6 million relating to investments.
We generated “Operating EBITDA” of €51.2 million and €33.2 million in the six months ended June 30, 2006 and 2005, respectively. Operating EBITDA is defined as income (loss) from operations plus depreciation and amortization and non-recurring capital asset impairment charges.
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

FORM 10-Q
QUARTERLY REPORT - PAGE 26

EBITDA as a supplemental measure of our performance and relying primarily on our GAAP financial statements.
The following table provides a reconciliation of net income (loss) to income from operations and Operating EBITDA for the periods indicated:

	Six Months Ended
	June 30,
	2006	2005(1)
	(in thousands)
Net income (loss)	€35,009	€(81,818)
Minority interest	(898)	(11,409)
Income taxes (benefit)	42,920	(21,412)
Interest expense	46,037	41,463
Investment income	(3,011)	(981)
Derivative financial instruments, net (gain) loss	(85,505)	73,310
Foreign exchange (gain) loss on debt	(12,173)	7,509
Impairment of investments	—	1,645

Income from operations	22,379	8,307
Add: Depreciation and amortization	28,782	24,883

Operating EBITDA	€51,161	€33,190

(1)	The results of the Celgar pulp mill are included from the date of its acquisition on February 14, 2005.
Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005
Selected sales data for the three months ended June 30, 2006 and 2005 is as follows:

	Three Months Ended June 30,
	2006	2005
	(ADMTs)
Sales Volume by Product Class
Pulp sales volume by mill:
Rosenthal	73,010	75,996
Stendal	136,894	102,915
Celgar	119,361	99,841

Total pulp sales volume(1)	329,265	278,752
Paper sales volume	15,482	17,840

Total sales volume(1)	344,747	296,592

	(in thousands)
Revenues by Product Class
Pulp revenues by mill:
Rosenthal	€33,776	€31,115
Stendal	60,741	40,345
Celgar	54,514	40,864

Total pulp revenues(1)	149,031	112,324
Paper revenues	16,097	16,097

Total pulp and paper sales revenues(1)	165,128	128,421

Third party transportation revenues	1,577	1,188

Total sales revenues	€166,705	€129,609

(1)	Excluding intercompany sales volumes of 4,871 and 4,105 ADMTs of pulp and intercompany net sales revenues of approximately €2.3 million and €1.7 million in the three months ended June 30, 2006 and 2005, respectively.

FORM 10-Q
QUARTERLY REPORT - PAGE 27

Selected production data for the three months ended June 30, 2006 and 2005 is as follows:

	Three Months Ended June 30,
	2006	2005
	(ADMTs)
Production by Product Class
Pulp production by mill:
Rosenthal	67,376	81,443
Stendal	139,715	123,738
Celgar	100,651	111,071

Total pulp production	307,742	316,252
Paper production	16,427	17,979

Total production	324,169	334,231

Revenues for the three months ended June 30, 2006 increased to €166.7 million from €129.6 million in the comparative period of 2005, primarily due to higher sales from our Celgar and Stendal pulp mills. Pulp sales by volume increased to 329,265 ADMTs in the second quarter of 2006 from 278,752 ADMTs in the comparative period of 2005.
Cost of sales and general, administrative and other expenses in the second quarter of 2006 increased to €155.8 million from €120.4 million in the comparative period of 2005, primarily as a result of higher sales from our Celgar and Stendal mills.
For the second quarter of 2006, revenues from our pulp operations increased to €150.6 million from €113.5 million in the same period a year ago. List prices for NBSK pulp in Europe were approximately €529 ($665) per ADMT in the second quarter of 2006, approximately €514 ($618) per ADMT in the first quarter of 2006, compared to approximately €487 ($613) per ADMT in the second quarter of 2005.
Mill net pulp sales realizations increased to €453 per ADMT on average in the second quarter of 2006 from €403 per ADMT in the second quarter of 2005, primarily as a result of higher pulp prices.
During the current quarter, we took an aggregate of approximately 30 days scheduled maintenance and strategic capital expenditure downtime at our pulp mills, including 16 days at our Rosenthal mill and 8 days at our Celgar mill. During the downtime at our Rosenthal mill, we completed the installation of a new brownstock washer at a cost of approximately €9.7 million, which is expected to further improve pulp quality and lower chemical costs and effluents. The total maintenance costs associated with such shutdowns were approximately €4.3 million and were expensed in the current quarter. The Stendal mill also underwent testing of various departments and converted some production to TCF pulp pursuant to the terms of its EPC contract which curtailed production during such period. Total production volume at our Rosenthal and Celgar mills was down by approximately 24,000 tonnes or 13% in the current quarter of 2006 compared to the same period of 2005. This negatively impacted our production volumes, costs and operating results. During the same period of 2005, we had 12 days of down time at our pulp mills.
Cost of sales and general, administrative and other expenses for the pulp operations increased to €141.3 million in the second quarter of 2006 from €102.9 million in the comparative period of 2005, primarily as a result of higher sales from our Celgar and Stendal mills.
Fiber costs at our German pulp mills increased by approximately 8% in the second quarter of 2006 versus the same period of 2005. This resulted from lower availability because of severe

FORM 10-Q
QUARTERLY REPORT - PAGE 28

winter conditions in Germany and central Europe, which caused sawmillers and log harvesters to curtail operations and increased competition for fiber primarily from renewable energy operations. In the second quarter of 2006, average fiber costs at our Celgar mill decreased by approximately 23% versus the same quarter of 2005, primarily because of fluctuations in regional wood chip availability. Subsequent to June 30, 2006, lower chip availability resulting from softer lumber markets and an increase in chip demand from coastal pulp and paper mills is expected to put upward pressure on Celgar’s fiber costs in the second half of 2006.
In the second quarter of 2006, we recorded a contribution to income from operations of €7.6 million resulting from the sale of emission allowances compared to €6.3 million in the comparative quarter of 2005.
Depreciation for the pulp operations increased to €14.6 million in the second quarter of 2006, from €13.4 million in the comparative quarter of 2005.
For the second quarter of 2006, our pulp operations generated operating income of €11.5 million, versus operating income of €12.4 million in the comparative quarter of 2005 as scheduled downtime resulted in weaker performance by our pulp mills which offset improvements in markets and the improvements in Stendal’s results. The overall strength of the Canadian dollar versus the U.S. dollar negatively impacted our Celgar mill’s continued results.
Revenues from our paper operations were stable at €16.1 million in the current quarter as well as the same quarter of last year.
Cost of sales and general, administrative and other expenses for the paper operations in the second quarter of 2006 decreased to €15.8 million from €16.9 million in the comparative quarter of 2005.
For the second quarter of 2006, our paper operations generated operating income of €0.4 million, compared to an operating loss of €0.8 million in the second quarter of 2005.
In the second quarter of 2006, we had income from operations of €10.9 million, compared to €9.2 million in the same quarter last year. Interest expense in the second quarter of 2006 increased marginally to €23.1 million from €22.2 million in the year ago period, primarily due to higher borrowings relating to the Stendal mill.
Stendal entered into certain foreign currency derivatives to swap all of its long-term bank indebtedness from Euros to U.S. dollars in 2005 and certain currency forwards. In addition, Stendal previously entered into interest rate swaps to fix the interest rate on its outstanding bank indebtedness. Due to the weakening of the U.S. dollar versus the Euro and an increase in long-term interest rates, we recorded a net unrealized non-cash holding gain of €44.7 million before minority interests upon the marked to market valuation of such derivatives that were outstanding at the end of the current quarter, compared to a net non-cash holding loss of €69.5 million before minority interests upon the marked to market valuation of our outstanding derivatives in the comparative quarter of 2005.
In the second quarter of 2006, minority interest, representing the two minority shareholders’ proportionate interest in the Stendal mill, was €0.4 million, compared to €4.9 million in the second quarter of 2005.

FORM 10-Q
QUARTERLY REPORT - PAGE 29

We reported net income for the three months ended June 30, 2006 of €18.4 million, or €0.56 per basic and €0.45 per diluted share, which included an aggregate of €50.8 million unrealized gains on our outstanding derivatives and a foreign exchange gain on our long-term debt. In the second quarter of 2005, we reported a net loss of €62.2 million, or €1.88 per basic and diluted share, which reflected the net unrealized non-cash holding losses on our currency and interest rate derivatives of €69.5 million and the unrealized non-cash foreign exchange loss on our long-term debt of €9.8 million, partially offset by the non-cash benefit for income taxes of €24.4 million, and interest expense related to our Stendal mill of €14.5 million.
We generated “Operating EBITDA” of €25.7 million and €23.1 million in the three months ended June 30, 2006 and 2005, respectively. Operating EBITDA has significant limitations as an analytical tool, and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. See the discussion of our results for the first half of 2006 for additional information relating to Operating EBITDA.
The following table provides a reconciliation of net income (loss) to income from operations and Operating EBITDA for the periods indicated:

	Three Months Ended
	June 30,
	2006	2005
	(in thousands)
Net income (loss)	€18,421	€(62,151)
Minority interest	(449)	(4,852)
Income taxes (benefit)	21,807	(24,447)
Interest expense	23,112	22,200
Investment income	(1,267)	(806)
Derivative financial instruments, net (gain) loss	(44,690)	69,451
Foreign exchange (gain ) loss on debt	(6,060)	9,806

Income from operations	10,874	9,201
Add: Depreciation and amortization	14,868	13,896

Operating EBITDA	€25,742	€23,097

Liquidity and Capital Resources
The following table is a summary of selected financial information for the periods indicated:

	As at		As at
	June 30,		December 31,
	2006		2005
	(in thousands)
Financial Position
Cash and cash equivalents	€73,079		€83,547
Working capital(1)	57,287		111,195
Property, plant and equipment	1,008,319		1,024,662
Total assets	1,370,798		1,393,816
Long-term liabilities	996,383	(2)	1,104,746
Shareholders’ equity	189,927		148,743

(1)	Does not include approximately €7.0 million of government grants in 2006, which we expect to receive in 2006, and approximately €65.9 million of government grants in 2005, all of which has been received, related to the Stendal mill from German federal and state governments.

(2)	Includes €15.6 million outstanding under the revolving credit facilities for the Celgar mill.
At June 30, 2006, our cash and cash equivalents were €73.1 million, compared to €83.5 million at December 31, 2005. We also had €5.9 million of cash restricted to pay current Stendal construction costs payable of €1.0 million and for debt service.

FORM 10-Q
QUARTERLY REPORT - PAGE 30

During the second quarter of 2006, Stendal built up the restricted cash in its debt service account for the Stendal project financing to €66.5 million by drawing down €42.0 million under a tranche of the Stendal project financing facility as planned, or the “Stendal Loan Facility”. Approximately €57.0 million of this restricted cash is a debt service security or reserve equal to approximately one year’s worth of Stendal’s scheduled principal and interest payments under the Stendal Loan facility. As this debt service account secures Stendal’s obligations under the Stendal Loan Facility, it is recorded as a long-term asset.
Our reduction in working capital at June 30, 2006 compared to December 31, 2005 of approximately €53.9 million resulted principally from the build-up of the restricted cash in the Stendal debt service account, which is classified as a long-term asset, and the reclassification as current liabilities of certain principal payments on the Stendal Loan Facility that mature within one year.
At June 30, 2006, we qualified for investment grants related to the Stendal mill totaling approximately €7.0 million from the federal and state governments of Germany, which we expect to receive in 2006. These grants, when received, will be applied to repay the amounts drawn under the current portion of a dedicated tranche of the Stendal Loan Facility. Under our accounting policies, we do not record these grants until they are received. The grants are not reported in our income and reduce the cost basis of the assets purchased when they are received.
As at June 30, 2006, we had not drawn any amount under the €40.0 million Rosenthal revolving term credit facility and had drawn down approximately €15.6 million of the C$40 million Celgar revolving credit facility. At June 30, 2006, we had utilized the entire €4.7 million available under the credit facilities for our paper operations.
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
Operating Activities
Operating activities in the first half of 2006 provided cash of €1.4 million, compared to using cash of €5.2 million in the comparative period of 2005. An increase in receivables due primarily to higher sales used cash of €13.5 million in the first half of 2006, compared to an increase in receivables using cash of €20.7 million in the comparative period of 2005. A decrease in inventories due primarily to a reduction in raw materials and finished goods at the Stendal mill provided cash of €10.7 million in the first half of 2006, compared to using cash of €16.8 million in the comparative period of 2005. A decrease in accounts payable and accrued expenses used cash of €3.3 million in the first half of 2006, compared to an increase that provided cash of €41.3 million in the comparative period of 2005.

FORM 10-Q
QUARTERLY REPORT - PAGE 31

Working capital is subject to cyclical operating needs, the timing of collections, receivables and government grants and the payment of payables and expenses.
Investing Activities
Investing activities in the six months ended June 30, 2006 used cash of €56.3 million, compared to the six months ended June 30, 2005 when investing activities used cash of €119.3 million, of which the acquisition of the Celgar pulp mill comprised €146.6 million. In the six months ended June 30, 2006, a drawdown under a tranche of the Stendal project financing facility to increase our restricted cash in the Stendal debt service reserve account used cash of €40.8 million versus a decrease in restricted cash providing cash of €35.8 million in the comparative period of 2005.
Financing Activities
Financing activities provided cash of €45.7 million in the six months ended June 30, 2006, compared to the first six months of 2005 when, in connection with the acquisition of the Celgar pulp mill, financing activities, including the issuance of common stock and senior notes, provided cash of €175.2. In the first half of 2005, we fully repaid the project loan facility relating to the Rosenthal mill of approximately €143.1 million (net of restricted cash) and indebtedness relating to the landfill at the Rosenthal mill of approximately €7.6 million from the proceeds of such share and senior note offerings.
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
Contractual Obligations and Commitments
There were no material changes outside the ordinary course to any of our contractual obligations during the first half of 2006.
Capital Resources
In addition to our revolving credit facilities for the Rosenthal and Celgar mills and the revolving working capital tranche of the Stendal Loan Facility, respectively, we may seek to raise future funding in the debt markets if our indenture relating to our 9.25% senior notes permits, subject to compliance with the indenture. The indenture governing the senior notes provides that, in order for Mercer Inc. and its restricted subsidiaries (as defined in the indenture and which excludes the Stendal mill and our paper operations) to enter into certain types of transactions, including the incurrence of additional indebtedness, the making of restricted payments and the completion of mergers and consolidations (other than, in each case, those specifically permitted by our senior note indenture), we must meet a minimum ratio of Indenture EBITDA to Fixed Charges as defined in the senior note indenture of 2.0 to 1.0 on a pro forma basis for the most recently ended four full fiscal quarters. This ratio is referred to and defined as the Fixed Charge Coverage Ratio in the senior note indenture. As at June 30, 2006, Mercer Inc. and our restricted subsidiaries under the indenture governing the senior notes did not meet the Fixed Charge Coverage Ratio of 2.0 to 1.0 as set out in the senior note indenture.

FORM 10-Q
QUARTERLY REPORT - PAGE 32

Stendal Pulp Mill EPC Contract
The Stendal mill was constructed under a €716.0 million fixed price turn-key EPC contract between Stendal and RWE, as head contractor. The contractor’s obligations under the contract are guaranteed by its parent company.
Pursuant to the EPC contract, each department of the mill is to be tested on a stand-alone basis for compliance with its design specifications. Under the EPC contract, RWE warrants conformity to specifications, compliance with permits and laws, suitability for intended use, compliance with performance requirements and against defects in construction for a stipulated period, subject to extension in certain circumstances. The testing and warranty are highly technical and include very detailed design and performance specifications. Much of the prescribed testing, other than testing waived by prior agreement, had been concluded by the quarter ended June 30, 2006 and was unsatisfactory to Stendal. Unless extended, the period under which Stendal can make claims under the warranties in the EPC contract currently expires in September 2006. As is common in large greenfield projects like the Stendal mill, Stendal currently anticipates that it will make a number of claims and seek penalties against the contractor under the EPC contract. Such claims are often highly technical and relate to, among other things, design and performance specifications and reliability, as well as penalties in regards to delays. Currently, we cannot predict with any certainty which or the amount of claims and penalties that Stendal may make against the contractor, the amount, if any, of any recoveries associated therewith or the final determination of such claims whether through further work and retesting by the contractor, legal proceedings, negotiation or other settlement.
Paper Mill Assets
We view our paper mill assets as non-core operations and have been reviewing strategic alternatives therefor. In August 2006, we reorganized and divested our equity interests in certain paper production assets, including our Heidenau paper mill, for aggregate consideration of approximately €5.0 million of indebtedness and approximately €5.0 million in cash. We currently continue to operate and review strategic alternatives for our Fährbrücke paper mill.
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
In the six months ended June 30, 2006, we reported a net €5.4 million foreign exchange translation gain and, as a result, the cumulative foreign exchange translation gain increased to €21.1 million at June 30, 2006 from €15.6 million at December 31, 2005.

FORM 10-Q
QUARTERLY REPORT - PAGE 33

Based upon the exchange rate at June 30, 2006, the U.S. dollar decreased by approximately 6% in value against the Euro since June 30, 2005. See “Quantitative and Qualitative Disclosures about Market Risk”.
Results of Operations of the Restricted Group Under Our Senior Note Indenture
The indenture governing our 9.25% senior notes requires that we also provide a discussion in annual and quarterly reports we file with the SEC under Management’s Discussion and Analysis of Financial Condition and Results of Operations of the results of operations and financial condition of Mercer Inc. and our restricted subsidiaries under the indenture, referred to as the “Restricted Group”. As at and during the six months ended June 30, 2006, the Restricted Group was comprised of Mercer Inc., certain holding subsidiaries, Rosenthal and Celgar. During the six months ended June 30, 2005 and as at December 31, 2005, the Restricted Group was comprised of Mercer Inc., certain holding subsidiaries, Rosenthal and the Celgar mill from February 14, 2005, the date of the acquisition of the mill . The Restricted Group excludes our paper operations and our Stendal mill.
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
Restricted Group Results — Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005
Total revenues for the Restricted Group for the six months ended June 30, 2006 increased to €169.6 million from €114.4 million in the comparative period of 2005, primarily because of higher pulp sales from the Celgar mill and higher pulp prices. Pulp sales realizations for the Restricted Group were €444 per ADMT on average in the six months ended June 30, 2006 and €427 per ADMT in the comparative period of 2005. The increase in NBSK pulp prices was partially offset by the strength of the Canadian dollar versus the U.S. dollar during the current period.
Costs of sales and general, administrative and other expenses for the Restricted Group in the six months ended June 30, 2006 increased to €169.3 million from €107.0 million in the comparative period of 2005 primarily as a result of the inclusion of higher sales from our Celgar mill, partially offset by lower production costs at the Rosenthal mill.
During the current period, we took an aggregate of 33 days scheduled maintenance and strategic capital expenditure downtime comprising 20 days at our Rosenthal mill and 13 days at our Celgar mill. During the downtime at our Rosenthal mill, we completed the installation of a new brownstock washer at a cost of approximately €9.7 million, which is expected to further improve pulp quality and lower chemical costs and effluents. The total maintenance costs associated with such shutdowns were approximately €6.5 million and were expensed as incurred. This negatively impacted our production volumes, costs and operating results. During the comparative period of 2005, the Rosenthal and Celgar mills took approximately 9 days of maintenance and strategic capital expenditure downtime.
In the first half of 2006, we recorded a contribution to income from operations of €3.7 million through the sale of emission allowances by our Rosenthal pulp mill, compared to €2.1 million in the same period of 2005.
On average, fiber costs at our Rosenthal pulp mill increased by approximately 14% in the first half of 2006 versus the same period of 2005. This resulted from lower availability because of severe winter conditions in Germany and central Europe, which caused sawmillers and log

FORM 10-Q
QUARTERLY REPORT - PAGE 34

harvesters to curtail operations and increased competition for fiber primarily from renewable energy operations. In the first half of 2006, average fiber costs at our Celgar mill decreased by approximately 18% versus the same period of 2005, primarily because of increased regional wood chip availability.
Depreciation and amortization for the Restricted Group increased to €14.2 million in the current period from €10.8 million in the comparative period of 2005, primarily as a result of the inclusion of depreciation of the Celgar mill for the full period, partially offset by lower depreciation at our Rosenthal mill.
In the first half of 2006, the Restricted Group reported income from operations of €0.3 million, compared to €7.4 million in the first half of 2005, primarily as a result of a higher operating loss at our Celgar mill which more than offset higher operating income from our Rosenthal mill. Interest expense for the Restricted Group in the six months ended June 30, 2006 increased marginally to €16.4 million from €16.0 million in the first half of 2005.
In the first half of 2006, the Restricted Group recorded a foreign exchange gain on debt of €12.2 million, compared to a loss of €7.5 million in the comparative period of 2005. In the first half of 2005, the Restricted Group reported a non-cash impairment charge of €1.6 million related to an investment in a venture company.
For the six months ended June 30, 2006, the net loss reported by the Restricted Group narrowed to €8.7 million from €21.7 million in the first half of 2005 as a result of improved operating income of our Rosenthal mill, partially offset by the weaker results of our Celgar mill and scheduled downtime. The overall strength of the Canadian dollar versus the U.S. dollar and 13 days of scheduled maintenance downtime negatively impacted the results of our Celgar mill.
The Restricted Group generated “Operating EBITDA” of €14.5 million and €18.2 million in the six months ended June 30, 2006 and 2005, respectively. Operating EBITDA is defined as income (loss) from operations plus depreciation and amortization and non-recurring capital asset impairment charges. Operating EBITDA for the Restricted Group is calculated by adding depreciation and amortization and non-recurring capital asset impairment charges of €nil and €1.6 million to the income from operations of €0.3 million and €7.4 million for the six months ended June 30, 2006 and 2005, respectively.
Operating EBITDA has significant limitations as an analytical tool, and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. See the discussion of Mercer’s results for the six months ended June 30, 2006 for additional information relating to such limitations and Operating EBITDA.

FORM 10-Q
QUARTERLY REPORT - PAGE 35

The following table provides a reconciliation of net loss to income from operations and Operating EBITDA for the Restricted Group for the periods indicated:

	Six Months Ended
	June 30,
	2006	2005(1)
	(in thousands)
Restricted Group(2)
Net loss	€(8,741)	€(21,696)
Income taxes	6,905	4,776
Interest expense	16,442	15,985
Investment and other income	(2,119)	(1,297)
Derivative financial instruments, net	—	463
Unrealized foreign exchange (gain) loss on debt	(12,173)	7,509
Impairment of investments	—	1,645

(Loss) income from operations	314	7,385
Add: Depreciation and amortization	14,197	10,829

Operating EBITDA	€14,511	€18,214

(1)	The results of the Celgar pulp mill are from the date of its acquisition on February 14, 2005.

(2)	See Note 9 of the financial statements included elsewhere herein for a reconciliation to our consolidated results.
Restricted Group Results —Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005
Total revenues for the Restricted Group for the three months ended June 30, 2006 increased to €88.6 million from €72.7 million in the comparative period of 2005, primarily due to higher sales from our Celgar pulp mill and higher pulp prices. Pulp sales realizations for the Restricted Group were €459 per ADMT on average in the three months ended June 30, 2006 and €430 per ADMT in the comparative period of 2005. The increase in NBSK pulp prices was partially offset by the strength of the Canadian dollar versus the U.S. dollar during the current period. In the second quarter of 2006, Mercer Inc. had responsibility for all pulp sales of the Stendal mill and received fees from Stendal ranging from 0.5% to 1.4% of sales.
Costs of sales and general, administrative and other expenses for the Restricted Group in the three months ended June 30, 2006 increased to €90.3 million from €67.3 million in the comparative period of 2005, primarily as a result of higher pulp sales from the Celgar mill, partially offset by lower production costs of the Rosenthal mill.
During the current quarter we took an aggregate of 24 days scheduled maintenance and strategic capital expenditure downtime comprising 16 days at our Rosenthal mill and 8 days at our Celgar mill. During the downtime at our Rosenthal mill, we completed the installation of a new brownstock washer at a cost of approximately €9.7 million, which is expected to further improve pulp quality and lower chemical costs and effluents. The total maintenance costs associated with such shutdowns were approximately €4.3 million and were expensed in the current quarter. Total volume production at our Rosenthal and Celgar mills was down by approximately 24,000 tonnes or 13% in the current quarter of 2006 compared to the same period of 2005. This negatively impacted our production volumes, costs and operating results. During the same period of 2005, we had approximately 4 days of maintenance and strategic capital expenditure downtime at our Rosenthal and Celgar mills.
In the second quarter of 2006, we recorded a contribution to income from operations of €1.9 million through the sale of emission allowances by our Rosenthal pulp mill, compared to €2.1 million in the same period of 2005.
On average, fiber costs at our Rosenthal pulp mill increased by approximately 8% in the second quarter of 2006 versus the same period of 2005. This resulted from lower availability because of severe winter conditions in Germany and central Europe, which caused sawmillers and log harvesters to curtail operations and increased competition for fiber primarily from renewable energy operations. In the second quarter of 2006, average fiber costs at our Celgar mill decreased by approximately 23% versus the same period of 2005 because of increased regional wood chip availability. Subsequent to June 30, 2006, lower chip availability resulting from softer lumber markets and an increase in chip demand from coastal pulp and paper mills is expected to put upward pressure on Celgar’s fiber costs in the second half of 2006.

FORM 10-Q
QUARTERLY REPORT - PAGE 36

Depreciation and amortization for the Restricted Group increased to €7.6 million in the current quarter from €6.7 million in the comparative period of 2005.
In the second quarter of 2006, the Restricted Group reported a loss from operations of €1.7 million, compared to reported income from operations of €5.4 million in the second quarter of 2005, primarily as a result of a higher operating loss at our Celgar mill which more than offset higher operating income from our Rosenthal mill.
Interest expense for the Restricted Group in the three months ended June 30, 2006 decreased to €8.0 million from €8.3 million in the second quarter of 2005.
In the second quarter of 2006, the Restricted Group recorded a foreign exchange gain on debt of €6.1 million, compared to a loss of €9.8 million in the comparative period of 2005. In the second quarter of 2005, the Restricted Group reported a non-cash impairment charge of €0.5 million related to an investment in a venture company.
For the three months ended June 30, 2006, the net loss reported by the Restricted Group narrowed to €7.6 million from €14.3 million in the second quarter of 2005 as a result of improved operating income of our Rosenthal mill, partially offset by the weaker results of our Celgar mill. The overall strength of the Canadian dollar versus the U.S. dollar and 24 days of scheduled maintenance and strategic capital expenditure downtime at our Rosenthal and Celgar pulp mills in the second quarter of 2006 negatively impacted our results.
The Restricted Group generated “Operating EBITDA” of €5.8 million and €12.1 million in the three months ended June 30, 2006 and 2005, respectively. Operating EBITDA for the Restricted Group is calculated by adding depreciation and amortization and non-recurring capital asset impairment charges of €nil million and €0.5 million to the (loss) income from operations of €(1.7) million and €5.4 million for the three months ended June 30, 2006 and 2005, respectively.
Operating EBITDA has significant limitations as an analytical tool, and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. See the discussion of Mercer’s results for the six months ended June 30, 2006 for additional information relating to such limitations and Operating EBITDA.

FORM 10-Q
QUARTERLY REPORT - PAGE 37

The following table provides a reconciliation of net loss to income from operations and Operating EBITDA for the Restricted Group for the periods indicated:

	Three Months Ended
	June 30,
	2006	2005
	(in thousands)
Restricted Group(1)
Net loss	€(7,590)	€(14,278)
Income taxes	3,872	1,661
Interest expense	7,979	8,314
Investment and other expense (income)	142	(970)
Derivative financial instruments, net	(79)	358
Unrealized foreign exchange (gain) loss on debt	(6,060)	9,806
Impairment of investments	—	467

(Loss) income from operations	(1,736)	5,358
Add: Depreciation and amortization	7,568	6,704

Operating EBITDA	€5,832	€12,062

(1)	See Note 9 of the financial statements included elsewhere herein for a reconciliation to our consolidated results.
Liquidity and Capital Resources of the Restricted Group
The following table is a summary of selected financial information for the Restricted Group for the periods indicated:

	As at	As at
	June 30,	December 31,
	2006	2005
	(in thousands)
Restricted Group Financial Position(1)
Cash and cash equivalents	€37,018	€48,790
Working capital	80,908	93,312
Property, plant and equipment	400,045	404,151
Total assets	602,304	625,578
Long-term liabilities	346,271	364,596
Shareholders’ equity	212,182	214,115

(1)	See Note 9 of the financial statements included elsewhere herein for a reconciliation to our consolidated results.
At June 30, 2006, the Restricted Group had cash and cash equivalents of €37.0 million, compared to €48.8 million at December 31, 2005. At June 30, 2006, the Restricted Group had working capital of €80.9 million.
We expect the Restricted Group to meet its interest and debt service expenses and meet the working and maintenance capital requirements for its current operations from cash flow from operations, cash on hand and the revolving working capital loan facilities for the Rosenthal and Celgar mills. As at June 30, 2006, we had not drawn any amount under the Rosenthal revolving term credit facility and had drawn down approximately €15.6 million under the C$40 million Celgar revolving credit facility.

FORM 10-Q
QUARTERLY REPORT - PAGE 38

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

FORM 10-Q
QUARTERLY REPORT - PAGE 39

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
Costs
Our production costs are influenced by the availability and cost of raw materials, energy and labor, and our plant efficiencies and productivity. Our main raw material is fiber in the form of wood chips and pulp logs for pulp production, and waste paper and pulp for paper production. Fiber costs are primarily affected by the supply of, and demand for, lumber and pulp, which are both highly cyclical in nature and can vary significantly by location. Recently, fiber demand in Europe has also increased because of a demand from renewable energy projects. Production costs also depend on the total volume of production. Lower operating rates and production efficiencies during periods of cyclically low demand result in higher average production costs and lower margins.

FORM 10-Q
QUARTERLY REPORT - PAGE 40

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
In the first quarter of 2005, Stendal entered into currency swaps to convert a portion of its indebtedness under the Stendal Loan Facility from Euros into U.S. dollars and certain currency forwards. In April 2005, Stendal entered into a currency swap to convert the balance of its long-term indebtedness under the Stendal Loan Facility from Euros into U.S. dollars. During the first half of 2006, we recorded a net unrealized non-cash holding gain of €90.7 million before minority interests upon the marked to market valuation of such derivatives compared to a net non-cash holding loss of €73.0 million before minority interests upon the marked to market valuation of our outstanding derivatives in the first half of 2005. In the first half of 2006, we had a realized loss of €5.2 million on certain currency forwards which had matured, compared to a realized loss of €0.3 million on derivative instruments in the first half of 2005

FORM 10-Q
QUARTERLY REPORT - PAGE 41

ITEM 4. CONTROLS AND PROCEDURES
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
QUARTERLY REPORT - PAGE 42

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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS
We held our annual meeting of shareholders on June 12, 2006. At the meeting, our six directors were re-elected to our board of directors and the selection of Deloitte & Touche LLP as our independent auditors was ratified.
The votes cast by shareholders at the meeting as to the election of directors were as follows:

	Votes For	Votes Withheld	Abstentions and Broker Non-Votes
Jimmy S.H. Lee	16,840,127	129,064	—
Kenneth A. Shields	16,843,181	126,010	—
William D. McCartney	16,841,981	121,010	—
Graeme A. Witts	16,841,981	127,210	—
Eric Lauritzen	16,843,171	126,020	—
Guy W. Adams	16,841,981	127,210	—

FORM 10-Q
QUARTERLY REPORT - PAGE 43

ITEM 6. EXHIBITS

Exhibit No.	Description
31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1*	Section 906 Certification of Chief Executive Officer

32.2*	Section 906 Certification of Chief Financial Officer

*	In accordance with Release 33-8212 of the Commission, these Certifications: (i) are “furnished” to the Commission and are not “filed” for the purposes of liability under the Securities Exchange Act of 1934, as amended; and (ii) are not to be subject to automatic incorporation by reference into any of the Company’s registration statements filed under the Securities Act of 1933, as amended for the purposes of liability thereunder or any offering memorandum, unless the Company specifically incorporates them by reference therein.

FORM 10-Q
QUARTERLY REPORT - PAGE 44

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERCER INTERNATIONAL INC.
By:	/s/ David M. Gandossi
David M. Gandossi
Secretary and Chief Financial Officer

Date: August 8, 2006

FORM 10-Q
QUARTERLY REPORT - PAGE 45