Form 10-Q
period 2006-09-30
MERCER INTERNATIONAL INC.
filed 2006-11-08
CIK 1333274

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large Accelerated Filer ☐       Accelerated Filer ☑       Non-Accelerated Filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
The Registrant had 33,214,140 shares of common stock outstanding as at November 6, 2006.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
MERCER INTERNATIONAL INC.
CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006
(Unaudited)
FORM 10-Q
QUARTERLY REPORT — PAGE 2

MERCER INTERNATIONAL INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
As at September 30, 2006 and December 31, 2005
(Unaudited)
(Euros in thousands)

	September 30,	December 31,
	2006	2005
ASSETS
Current Assets
Cash and cash equivalents	€69,373	€83,547
Cash restricted	—	7,039
Receivables	83,853	74,315
Note receivable, current portion	7,230	—
Inventories	62,508	81,147
Prepaid expenses and other	5,626	5,474

Total current assets	228,590	251,522

Long-Term Assets
Cash restricted	57,000	24,573
Property, plant and equipment	994,805	1,024,662
Investments	1,396	6,314
Deferred note issuance and other costs	7,329	8,364
Deferred income tax	43,189	78,381
Note receivable, less current portion	4,036	—

	1,107,755	1,142,294

Total assets	€1,336,345	€1,393,816

LIABILITIES
Current Liabilities
Accounts payable and accrued expenses	€103,321	€112,726
Debt, current portion	40,903	27,601

Total current liabilities	144,224	140,327

Long-Term Liabilities
Debt, less current portion	883,096	922,619
Unrealized foreign exchange rate derivative loss	16,506	61,979
Unrealized interest rate derivative losses	52,022	78,646
Pension and other post-retirement benefit obligations	16,631	17,113
Capital leases and other	8,893	9,945
Deferred income tax	19,130	14,444

	996,278	1,104,746

Total liabilities	1,140,502	1,245,073

Minority Interest	—	—
SHAREHOLDERS’ EQUITY
Common shares	181,731	181,586
Additional paid-in capital, stock options	123	14
Deficit	(6,233)	(47,970)
Accumulated other comprehensive income	20,222	15,113

Total shareholders’ equity	195,843	148,743

Total liabilities and shareholders’ equity	€1,336,345	€1,393,816

The accompanying notes are an integral part of these financial statements.
FORM 10-Q
QUARTERLY REPORT — PAGE 3

MERCER INTERNATIONAL INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
For Nine Months Ended September 30, 2006 and 2005
(Unaudited)
(Euros in thousands, except for per share data)

	2006	2005
Revenues	€500,954	€376,430

Costs and expenses:
Cost of sales	433,432	350,185

	67,522	26,245
General and administrative expenses	(24,344)	(22,399)
Sale of emission allowances	13,246	12,353
Gain on sale of assets	359	—

Income from operations	56,783	16,199

Other income (expense)
Interest expense	(68,129)	(63,320)
Investment income	4,096	1,594
Unrealized foreign exchange gain (loss) on debt	11,469	(1,591)
Realized loss on derivative instruments	(5,219)	(2,455)
Unrealized gain (loss) on derivative instruments	76,251	(67,804)
Impairment of investments	—	(1,699)

Total other income (expense)	18,468	(135,275)

Income (loss) before income taxes and minority interest	75,251	(119,076)
Income tax (provision) benefit	(40,388)	14,627

Income (loss) before minority interest	34,863	(104,449)
Minority interest	6,874	17,076

Net income (loss)	€41,737	€(87,373)

(Deficit) retained earnings, beginning of period	(47,970)	69,176

Deficit, end of period	€(6,233)	€(18,197)

Income (loss) per share
Basic	€1.26	€(2.86)

Diluted	€1.05	€(2.86)

The accompanying notes are an integral part of these financial statements.
FORM 10-Q
QUARTERLY REPORT — PAGE 4

MERCER INTERNATIONAL INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
For Three Months Ended September 30, 2006 and 2005
(Unaudited)
(Euros in thousands, except for per share data)

	2006	2005
Revenues	€175,185	€148,928

Costs and expenses:
Cost of sales	135,387	140,018

	39,798	8,910
General and administrative expenses	(5,753)	(7,083)
Sale of emission allowances	—	6,065
Gain on sale of assets	359	—

Income from operations	34,404	7,892

Other income (expense)
Interest expense	(22,092)	(21,911)
Investment income	1,085	613
Unrealized foreign exchange gain (loss) on debt	(704)	5,918
Realized loss on derivative instruments	—	(284)
Unrealized gain (loss) on derivative instruments	(14,473)	3,335

Total other expense	(36,184)	(12,329)

Loss before income taxes and minority interest	(1,780)	(4,437)
Income tax (provision) benefit	2,532	(6,785)

Income (loss) before minority interest	752	(11,222)
Minority interest	5,976	5,667

Net income (loss)	€6,728	€(5,555)

Deficit, beginning of period	(12,961)	(12,642)

Deficit, end of period	€(6,233)	€(18,197)

Income (loss) per share
Basic	€0.20	€(0.17)

Diluted	€0.19	€(0.17)

The accompanying notes are an integral part of these financial statements.
FORM 10-Q
QUARTERLY REPORT — PAGE 5

MERCER INTERNATIONAL INC.
CONSOLIDATED CONDENSED STATEMENTS OF
COMPREHENSIVE INCOME (LOSS)
For Nine Months Ended September 30, 2006 and 2005
(Unaudited)
(Euros in thousands)

	2006	2005
Net income (loss)	€41,737	€(87,373)

Other comprehensive income:
Foreign currency translation adjustment	4,417	4,418
Pension plan additional minimum liability	(20)	412
Unrealized gains on securities
Unrealized holding gains arising during the period	712	564

Other comprehensive income	5,109	5,394

Total comprehensive income (loss)	€46,846	€(81,979)

The accompanying notes are an integral part of these financial statements.
FORM 10-Q
QUARTERLY REPORT — PAGE 6

MERCER INTERNATIONAL INC.
CONSOLIDATED CONDENSED STATEMENTS OF
COMPREHENSIVE INCOME (LOSS)
For Three Months Ended September 30, 2006 and 2005
(Unaudited)
(Euros in thousands)

	2006	2005
Net income (loss)	€6,728	€(5,555)

Other comprehensive (loss) income:
Foreign currency translation adjustment	(943)	3,300
Pension plan additional minimum liability	(3)	412
Unrealized gains on securities
Unrealized holding gains arising during the period	22	259

Other comprehensive (loss) income	(924)	3,971

Total comprehensive income (loss)	€5,804	€(1,584)

The accompanying notes are an integral part of these financial statements.
FORM 10-Q
QUARTERLY REPORT — PAGE 7

MERCER INTERNATIONAL INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
For Nine Months Ended September 30, 2006 and 2005
(Unaudited)
(Euros in thousands)

	2006	2005
Cash Flows from (used in) Operating Activities:
Net income (loss)	€41,737	€(87,373)
Adjustments to reconcile net income (loss) to cash flows from operating activities
Unrealized (gains) losses on derivatives	(71,032)	67,804
Depreciation and amortization	43,020	39,599
Unrealized foreign exchange (gain) loss on debt	(11,469)	1,591
Gain on sale of assets	(359)	—
Impairment of investments and securities	—	1,699
Minority interest	(6,874)	(17,076)
Deferred income taxes	39,878	(14,642)
Stock compensation expense	293	330
Other	14	144

Changes in current assets and liabilities
Receivables	(14,936)	(20,428)
Inventories	11,940	(9,581)
Accounts payable and accrued expenses	(136)	33,765
Other	(161)	(1,435)

Net cash from (used in) operating activities	31,915	(5,603)

Cash Flows used in Investing Activities:
Cash restricted	(25,388)	60,650
Purchase of property, plant and equipment	(23,978)	(11,275)
Proceeds from sale of assets	5,000	—
Acquisition of Celgar pulp mill	—	(146,608)

Net cash used in investing activities	(44,366)	(97,233)

Cash Flows from (used in) Financing Activities:
Decrease in construction costs payable	(270)	(64,348)
Proceeds from borrowings of notes payable and debt	77,300	311,792
Proceeds from minority shareholders	5,463	5,463
Repayment of notes payable and debt	(80,906)	(261,691)
Proceeds from investment grants	383	78,595
Repayment of capital lease obligations	(3,263)	(2,930)
Issuance of shares of common stock	145	67,329

Net cash from (used in) financing activities	(1,148)	134,210

Effect of exchange rate changes on cash and cash equivalents	(575)	8,097

Net (decrease) increase in cash and cash equivalents	(14,174)	39,471
Cash and cash equivalents, beginning of period	83,547	49,568

Cash and cash equivalents, end of period	€69,373	€89,039

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	75,996	44,597
Income taxes	310	345
Supplemental schedule of non-cash investing and financing activities:
Acquisition of production and other equipment under capital lease obligations	3,465	2,471
The accompanying notes are an integral part of these financial statements.
FORM 10-Q
QUARTERLY REPORT — PAGE 8

MERCER INTERNATIONAL INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
FOR NINE MONTHS ENDED SEPTEMBER 30, 2006
(Unaudited)
(Euros in thousands, except for shares and per share data)
Note 1. Significant Accounting Policies
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
FORM 10-Q
QUARTERLY REPORT — PAGE 9

MERCER INTERNATIONAL INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
FOR NINE MONTHS ENDED SEPTEMBER 30, 2006
(Unaudited)
(Euros in thousands, except for shares and per share data)
Note 1. Significant Accounting Policies (cont’d)
New Accounting Standards
In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140” (SFAS 155). This Statement amends FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, and Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets”. This Statement will be effective for financial instruments acquired or issued by the Company after the beginning of its 2007 fiscal year. The Company expects that the adoption of this Statement will not have a material effect on its financial condition or results of operations.
In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). This interpretation clarifies the recognition threshold and measurement of a tax position taken on a tax return, and requires expanded disclosure with respect to the uncertainty in income taxes. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact that adoption of FIN 48 will have on its financial condition or results of operations.
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157). This statement defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company expects that adoption of SFAS 157 will not have a material effect on its financial condition or results of operations.
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statement No. 87, 88, 106 and 132R” (SFAS 158). This Statement requires an employer to recognize in its statement of financial position an asset of a plan’s over funded status or a liability for a plan’s under funded status, measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions), and recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. SFAS 158 is effective for fiscal years ending after December 15, 2006. The Company is currently evaluating the impact that the adoption of SFAS 158 will have on its financial condition or results of operations.
FORM 10-Q
QUARTERLY REPORT — PAGE 10

MERCER INTERNATIONAL INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
FOR NINE MONTHS ENDED SEPTEMBER 30, 2006
(Unaudited)
(Euros in thousands, except for shares and per share data)
Note 1. Significant Accounting Policies (cont’d)
In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108 (SAB 108). SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 permits existing public companies to record the cumulative effect of initially applying this approach in the fiscal year ending after November 15, 2006 by recording necessary correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. The Company expects that adoption of SAB 108 will not have a material impact on its financial condition and results of operations.
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

Nine Months Ended
September 30, 2005
Net Loss
As reported	€(87,373)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of any related tax effects	(51)

Pro forma	€(87,424)

Basic and Diluted Loss Per Share
As reported	€(2.86)

Pro forma	€(2.86)

FORM 10-Q
QUARTERLY REPORT — PAGE 11

MERCER INTERNATIONAL INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
FOR NINE MONTHS ENDED SEPTEMBER 30, 2006
(Unaudited)
(Euros in thousands, except for shares and per share data)
Note 2. Stock-Based Compensation (cont’d)

Three Months Ended
September 30, 2005
Net Loss
As reported	€(5,555)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of any related tax effects	(30)

Pro forma	€(5,585)

Basic and Diluted Loss Per Share
As reported	€(0.17)

Pro forma	€(0.17)

The fair value of each option granted is estimated on the grant date using the Black-Scholes model. During the nine month period ended September 30, 2006, no options were granted, exercised or cancelled, and during the nine months ended September 30, 2005, 130,000 options were granted to purchase common shares and no options were exercised or cancelled.
Summarized information about stock options outstanding and exercisable at September 30, 2006 is as follows:

Outstanding Options				Exercisable Options
		Weighted
		Average	Weighted		Weighted
Exercise		Remaining	Average		Average
Price Range	Number	Contractual Life	Exercise price	Number	Exercise Price
(In U.S. Dollars)		(Years)	(In U.S. Dollars)		(In U.S. Dollars)
$5.65 — 6.375	920,000	3.75	$6.30	920,000	$6.30
8.50	135,000	0.75	8.50	135,000	8.50
7.30	30,000	8.75	7.30	20,000	7.30
7.92	100,000	9.00	7.92	66,666	7.92

	1,185,000		$6.71	1,141,666	$6.67
As at September 30, 2006, the total remaining unrecognized compensation cost related to non-vested stock options amounted to €181, which will be amortized over their remaining vesting period.
During the nine-month period ended September 30, 2006, the number of non-vested options decreased by 76,667.
FORM 10-Q
QUARTERLY REPORT — PAGE 12

MERCER INTERNATIONAL INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
FOR NINE MONTHS ENDED SEPTEMBER 30, 2006
(Unaudited)
(Euros in thousands, except for shares and per share data)
Note 2. Stock-Based Compensation (cont’d)
Restricted Stock
The fair value of restricted stock is determined based upon the number of shares granted and the quoted price of the Company’s stock on the date of grant. Restricted stock generally vests over two years. Expense is recognized on a straight-line basis over the vesting period. Expense recognized for the nine months ended September 30, 2006 and 2005 was €292 and €330, respectively.
As at September 30, 2006, the total remaining unrecognized compensation cost related to restricted stock amounted to €232, which will be amortized over their remaining vesting period.
During the nine month period ended September 30, 2006, there were restricted stock awards of an aggregate of 20,000 of our common shares to independent directors and an officer of the Company.
FORM 10-Q
QUARTERLY REPORT — PAGE 13

MERCER INTERNATIONAL INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
FOR NINE MONTHS ENDED SEPTEMBER 30, 2006
(Unaudited)
(Euros in thousands, except for shares and per share data)
Note 3. Income (Loss) Per Share
Basic income (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of shares outstanding during a period. Diluted income (loss) per share takes into consideration shares outstanding (computed under basic earnings (loss) per share) and potentially dilutive shares. The following table sets out the computation of basic income (loss) per share for the nine and three months ended September 30, 2006 and 2005, respectively:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Income (loss) from continuing operations – basic	€41,737	€(87,373)	€6,728	€(5,555)
Interest on convertible notes, net of tax	4,576	—	1,810	—

Income (loss) from continuing operations – diluted	€46,313	€(87,373)	€8,538	€(5,555)

Weighted average number of common shares outstanding:
Basic	33,173,279	30,557,409	33,173,279	33,092,853
Effect of dilutive shares:
Stock options and awards	284,589	—	313,946	—
Convertible notes	10,645,161	—	10,645,161	—

Diluted	44,103,029	30,557,409	44,132,386	33,092,853

Income (loss) from continuing operations per share:
Basic	€1.26	€(2.86)	€0.20	€(0.17)

Diluted	€1.05	€(2.86)	€0.19	€(0.17)

The calculation of diluted income (loss) per share for the comparative 2005 period does not assume the exercise of stock options and awards or the conversion of convertible notes that would have an anti-dilutive effect on earnings per share. Stock options and awards excluded from the calculation of diluted income (loss) per share because they are anti-dilutive represented 224,626 for the nine months ended September 30, 2005. Convertible notes excluded from the calculation of diluted income (loss) per share because they are anti-dilutive represented 10,645,161 for the nine months ended September 30, 2005.
FORM 10-Q
QUARTERLY REPORT — PAGE 14

MERCER INTERNATIONAL INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
FOR NINE MONTHS ENDED SEPTEMBER 30, 2006
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

€177,422

In October 2005, the Company’s wholly owned subsidiary, Zellstoff Celgar Limited, received a re-assessment for real property transfer tax payable in British Columbia, Canada, in the amount of approximately €3.5 million in connection with the transfer of the land where the Celgar mill is situated. The Company is contesting the assessment and the amount, if any, that may be payable in connection therewith is not yet determinable. Any additional amount paid in connection with the re-assessment will increase the cost basis of the assets acquired.
FORM 10-Q
QUARTERLY REPORT — PAGE 15

MERCER INTERNATIONAL INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
FOR NINE MONTHS ENDED SEPTEMBER 30, 2006
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
Summarized financial information concerning the segments is shown in the following table:

						Corporate,
	Rosenthal	Celgar	Stendal	Total		Other and	Consolidated
	Pulp	Pulp	Pulp	Pulp	Paper	Eliminations	Total
Nine Months Ended September 30, 2006
Sales to external customers	€109,225	€157,431	€190,514	€457,170	€43,784	€—	€500,954
Intersegment net sales	(1,022)	(103)	7,326	6,201	(139)	(6,062)	—

	108,203	157,328	197,840	463,371	43,645	(6,062)	500,954

Operating costs	73,333	140,343	143,022	356,698	40,038	(5,645)	391,091
Operating depreciation and amortization	10,857	9,491	21,210	41,558	551	232	42,341
General and administrative	5,565	7,484	7,852	20,901	2,828	615	24,344
Gain on sale of assets	—	—	—	—	(359)	—	(359)
(Sale) purchase of emission allowances	(3,651)	—	(9,595)	(13,246)	—	—	(13,246)

	86,104	157,318	162,489	405,911	43,058	(4,798)	444,171

Income (loss) from operations	22,099	10	35,351	57,460	587	(1,264)	56,783
Interest expense							(68,129)
Investment income							4,096
Unrealized foreign exchange gain on debt							11,469
Derivative financial instruments, net							71,032

Income before income taxes and minority interest							€75,251

Segment assets	€324,824	€239,258	€729,148	€1,293,230	€5,564	€37,551	€1,336,345

						Corporate,
	Rosenthal	Celgar(1)	Stendal	Total		Other and	Consolidated
	Pulp	Pulp	Pulp	Pulp	Paper	Eliminations	Total
Nine Months Ended September 30, 2005
Sales to external customers	€103,058	€97,458	€128,919	€329,435	€46,995	€—	€376,430
Intersegment net sales	—	—	4,679	4,679	—	(4,679)	—

	103,058	97,458	133,598	334,114	46,995	(4,679)	376,430

Operating costs	73,146	86,438	112,739	272,323	44,879	(5,879)	311,323
Operating depreciation and amortization	10,173	7,083	20,179	37,435	592	835	38,862
General and administrative	5,441	5,285	3,120	13,846	3,720	4,833	22,399
(Sale) purchase of emission allowances	(4,402)	—	(7,951)	(12,353)	—	—	(12,353)

	84,358	98,806	128,087	311,251	49,191	(211)	360,231

Income (loss) from operations	18,700	(1,348)	5,511	22,863	(2,196)	(4,468)	16,199
Interest expense							(63,320)
Investment income							1,594
Unrealized foreign exchange loss on debt							(1,591)
Derivative financial instruments, net							(70,259)
Impairment of investments							(1,699)

Loss before income taxes and minority interest							€(119,076)

Segment assets	€341,732	€251,918	€787,388	€1,381,038	€22,783	€5,416	€1,409,237

(1)	The results of the Celgar pulp mill are from the date of its acquisition on February 14, 2005.
FORM 10-Q
QUARTERLY REPORT — PAGE 16

MERCER INTERNATIONAL INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
FOR NINE MONTHS ENDED SEPTEMBER 30, 2006
(Unaudited)
(Euros in thousands, except for shares and per share data)
Note 5. Business Segment Information (cont’d)

						Corporate,
	Rosenthal	Celgar	Stendal	Total		Other and	Consolidated
	Pulp	Pulp	Pulp	Pulp	Paper	Eliminations	Total
Three Months Ended September 30, 2006
Sales to external customers	€40,284	€56,620	€68,004	€164,908	€10,277	€—	€175,185
Intersegment net sales	(870)	(126)	2,638	1,642	(247)	(1,395)	—

	39,414	56,494	70,642	166,550	10,030	(1,395)	175,185

Operating costs	23,880	41,641	47,451	112,972	10,067	(1,211)	121,828
Operating depreciation and amortization	3,107	3,200	7,081	13,388	95	76	13,559
General and administrative	1,973	2,545	1,912	6,430	552	(1,229)	5,753
Gain on sale of assets	—	—	—	—	(359)	—	(359)

	28,960	47,386	56,444	132,790	10,355	(2,364)	140,781

Income (loss) from operations	10,454	9,108	14,198	33,760	(325)	969	34,404
Interest expense							(22,092)
Investment income							1,085
Unrealized foreign exchange gain on debt							(704)
Derivative financial instruments, net							(14,473)

Loss before income taxes and minority interest							€(1,780)

						Corporate,
	Rosenthal	Celgar	Stendal	Total		Other and	Consolidated
	Pulp	Pulp	Pulp	Pulp	Paper	Eliminations	Total

Three Months Ended September 30, 2005
Sales to external customers	€37,122	€48,978	€47,313	€133,413	€15,515	€—	€148,928
Intersegment net sales	—	—	1,339	1,339	—	(1,339)	—

	37,122	48,978	48,652	134,752	15,515	(1,339)	148,928

Operating costs	25,741	45,884	41,193	112,818	15,278	(2,057)	126,039
Operating depreciation and amortization	3,543	2,986	6,725	13,254	213	512	13,979
General and administrative	1,631	2,448	1,443	5,522	1,158	403	7,083
(Sale) purchase of emission allowances	(2,267)	—	(3,798)	(6,065)	—	—	(6,065)

	28,648	51,318	45,563	125,529	16,649	(1,142)	141,036

Income (loss) from operations	8,474	(2,340)	3,089	9,223	(1,134)	(197)	7,892
Interest expense							(21,911)
Investment income							613
Derivative financial instruments, net							3,051
Unrealized foreign exchange loss on debt							5,918

Loss before income taxes and minority interest							€(4,437)

FORM 10-Q
QUARTERLY REPORT — PAGE 17

MERCER INTERNATIONAL INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
FOR NINE MONTHS ENDED SEPTEMBER 30, 2006
(Unaudited)
(Euros in thousands, except for shares and per share data)
Note 6. Inventories

	September 30, 2006	December 31, 2005
Raw materials	€40,713	€42,649
Finished goods	21,795	38,498

	€62,508	€81,147

Note 7. Pension and Other Post-Retirement Benefit Obligations
Included in pension and other post-retirement benefit obligations are amounts related to the Company’s Celgar and German pulp mills.
The Celgar mill maintains defined benefit pension and post-retirement benefit plans for certain employees. Pension benefits are based on employees’ earnings and years of service. The pension plans are funded by contributions from the Company based on management’s best estimates. Pension contributions for the nine month period ended September 30, 2006 and the period from acquisition to September 30, 2005 totaled €1,056 and €994, respectively.

	Nine Months Ended September 30,
	2006		2005
	Pension	Post-Retirement	Pension	Post-Retirement
	Benefits	Benefits	Benefits	Benefits
Service cost	€667	€339	€420	€183
Interest cost	1,051	568	826	402
Expected return on plan assets	(1,170)	—	(808)	—
Recognized net loss	—	75	—	—

Net periodic benefit cost	€548	€982	€438	€585

	Three Months Ended September 30,
	2006		2005
	Pension	Post-Retirement	Pension	Post-Retirement
	Benefits	Benefits	Benefits	Benefits
Service cost	€219	€112	€175	€76
Interest cost	345	186	345	168
Expected return on plan assets	(384)	—	(337)	—
Recognized net loss	—	25	—	—

Net periodic benefit cost	€180	€323	€183	€244

FORM 10-Q
QUARTERLY REPORT — PAGE 18

MERCER INTERNATIONAL INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
FOR NINE MONTHS ENDED SEPTEMBER 30, 2006
(Unaudited)
(Euros in thousands, except for shares and per share data)
Note 8. Derivatives Transactions

	Nine Months Ended September 30,
	2006	2005
Realized loss on derivative financial instruments	€(5,219)	€(2,455)

Unrealized net gain (loss) on interest rate derivatives	26,624	(15,165)
Unrealized net gain (loss) on foreign exchange derivatives	49,627	(52,639)

Unrealized gain (loss) on derivative financial instruments	€76,251	€(67,804)

	Three Months Ended September 30,
	2006	2005
Realized loss on derivative financial instruments	€—	€(284)

Unrealized net gain (loss) on interest rate derivatives	(9,702)	5,310
Unrealized net loss on foreign exchange derivatives	(4,771)	(1,975)

Unrealized gain (loss) on derivative financial instruments	€(14,473)	€3,335

FORM 10-Q
QUARTERLY REPORT — PAGE 19

MERCER INTERNATIONAL INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
FOR NINE MONTHS ENDED SEPTEMBER 30, 2006
(Unaudited)
(Euros in thousands, except for shares and per share data)
Note 9. Restricted Group Supplemental Disclosure
The terms of the indenture governing our 9.25% senior unsecured notes requires that the Company provide the results of operations and financial condition of Mercer Inc. and our restricted subsidiaries under the indenture, collectively referred to as the “Restricted Group”. From February 14, 2005, the Restricted Group includes Mercer Inc., certain holding subsidiaries, Rosenthal and the Celgar mill. The Restricted Group excludes its paper operations and the Stendal mill.
Combined Condensed Balance Sheet

	September 30, 2006
	Restricted	Unrestricted			Consolidated
	Group	Subsidiaries		Eliminations	Group
ASSETS
Current assets
Cash and cash equivalents	€37,381	€31,992		€—	€69,373
Cash restricted	—	—		—	—
Receivables	45,683	38,170		—	83,853
Note receivable, current portion	1,963	5,267		—	7,230
Inventories	38,951	23,557		—	62,508
Prepaid expenses and other	3,271	2,355		—	5,626

Total current assets	127,249	101,341		—	228,590
Cash restricted	—	57,000		—	57,000
Property, plant and equipment	424,205	570,600		—	994,805
Other	3,118	5,607		—	8,725
Deferred income tax	17,093	26,096		—	43,189
Due from unrestricted group	48,352	—		(48,352)	—
Note receivable, less current portion	—	4,036		—	4,036

Total assets	€620,017	€764,680		€(48,352)	€1,336,345

LIABILITIES
Current liabilities
Accounts payable and accrued expenses	€41,532	€61,789		€—	€103,321
Debt, current portion	—	40,903		—	40,903

Total current liabilities	41,532	102,692		—	144,224
Debt, less current portion	317,999	565,097		—	883,096
Due to restricted group	—	48,352		(48,352)	—
Unrealized derivative loss	—	68,528		—	68,528
Other	21,213	4,311		—	25,524
Deferred income tax	2,604	16,526		—	19,130

Total liabilities	383,348	805,506		(48,352)	1,140,502

SHAREHOLDERS’ EQUITY
Total shareholders’ equity (deficit)	236,669	(40,826	)(1)	—	195,843

Total liabilities and shareholders’ equity	€620,017	€764,680		€(48,352)	€1,336,345

(1)	Shareholders’ equity does not include government grants received or receivable related to the Stendal mill. Shareholders’ equity is impacted by the unrealized non-cash marked to market valuation losses on derivative financial instruments.
FORM 10-Q
QUARTERLY REPORT — PAGE 20

MERCER INTERNATIONAL INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
FOR NINE MONTHS ENDED SEPTEMBER 30, 2006
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
FORM 10-Q
QUARTERLY REPORT — PAGE 21

MERCER INTERNATIONAL INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
FOR NINE MONTHS ENDED SEPTEMBER 30, 2006
(Unaudited)
(Euros in thousands, except for shares and per share data)
Note 9. Restricted Group Supplemental Disclosure (cont’d)
Combined Condensed Statement of Operations

	Nine Months Ended September 30, 2006
	Restricted	Unrestricted		Consolidated
	Group	Subsidiaries	Eliminations	Group
Revenues	€265,531	€241,485	€(6,062)	€500,954

Operating costs	214,093	176,998	—	391,091
Operating depreciation and amortization	20,580	21,761	—	42,341
General and administrative expenses	13,664	10,680	—	24,344
(Sale) purchase of emission allowances	(3,651)	(9,595)	—	(13,246)
Gain on sale of assets	—	(359)	—	(359)

	244,686	199,485	—	444,171

Income from operations	20,845	42,000	(6,062)	56,783

Other income (expense)
Interest expense	(24,602)	(46,182)	2,655	(68,129)
Investment income	3,262	2,283	(1,449)	4,096
Unrealized foreign exchange gain on debt	11,469	—	—	11,469
Derivative financial instruments, net	—	71,032	—	71,032

Total other (expense) income	(9,871)	27,133	1,206	18,468

Income (loss) before income taxes and minority interest	10,974	69,133	(4,856)	75,251
Income tax provision	(8,094)	(32,102)	(192)	(40,388)

Income (loss) before minority interest	2,880	37,031	(5,048)	34,863
Minority interest	—	6,874	—	6,874

Net income (loss)	€2,880	€43,905	€(5,048)	€41,737

	Nine Months Ended September 30, 2005
	Restricted	Unrestricted		Consolidated
	Group	Subsidiaries	Eliminations	Group
Revenues	€200,516	€175,914	€—	€376,430

Operating costs	158,384	152,939	—	311,323
Operating depreciation and amortization	17,431	20,771	660	38,862
General and administrative	15,559	6,840	—	22,399
(Sale) purchase of emission allowances	(4,402)	(7,951)	—	(12,353)

	186,972	172,599	660	360,231

Income (loss) from operations	13,544	3,315	(660)	16,199

Other income (expense) Interest expense	(23,918)	(41,351)	1,949	(63,320)
Investment income	2,313	1,230	(1,949)	1,594
Unrealized foreign exchange loss on debt	(1,591)	—	—	(1,591)
Derivative financial instruments, net	(494)	(69,765)	—	(70,259)
Impairment of investments	(1,699)	—	—	(1,699)

Total other expense	(25,389)	(109,886)	—	(135,275)

Loss before income taxes and minority interest	(11,845)	(106,571)	(660)	(119,076)
Income tax (provision) benefit	(7,867)	22,494	—	14,627

Loss before minority interest	(19,712)	(84,077)	(660)	(104,449)
Minority interest	—	17,076	—	17,076

Net loss	€(19,712)	€(67,001)	€(660)	€(87,373)

FORM 10-Q
QUARTERLY REPORT — PAGE 22

MERCER INTERNATIONAL INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
FOR NINE MONTHS ENDED SEPTEMBER 30, 2006
(Unaudited)
(Euros in thousands, except for shares and per share data)
Note 9. Restricted Group Supplemental Disclosure (cont’d)
Combined Condensed Statement of Operations

	Three Months Ended September 30, 2006
	Restricted	Unrestricted		Consolidated
	Group	Subsidiaries	Eliminations	Group
Revenues	€95,908	€80,672	€(1,395)	€175,185

Operating costs	65,705	51,689	4,434	121,828
Operating depreciation and amortization	6,383	7,176	—	13,559
General and administrative expenses	3,289	2,464	—	5,753
Gain on sale of assets	—	(359)	—	(359)

	75,377	60,970	4,434	140,781

Income (loss) from operations	20,531	19,702	(5,829)	34,404

Other income (expense)
Interest expense	(8,160)	(14,827)	895	(22,092)
Investment income	1,143	(369)	311	1,085
Foreign exchange loss on debt	(704)	—	—	(704)
Derivative financial instruments, net	—	(14,473)	—	(14,473)

Total other (expense) income	(7,721)	(29,669)	1,206	(36,184)

Income (loss) before income taxes and minority interest	12,810	(9,967)	(4,623)	(1,780)
Income tax provision	(1,189)	3,913	(192)	2,532

Income (loss) before minority interest	11,621	(6,054)	(4,815)	752
Minority interest	—	5,976	—	5,976

Net income (loss)	€11,621	€(78)	€(4,815)	€6,728

	Three Months Ended September 30, 2005
	Restricted	Unrestricted		Consolidated
	Group	Subsidiaries	Eliminations	Group
Revenues	€86,100	€62,828	€—	€148,928

Operating costs	71,124	54,915	—	126,039
Operating depreciation and amortization	6,602	7,155	222	13,979
General and administrative	4,482	2,601	—	7,083
(Sale) purchase of emission allowances	(2,267)	(3,798)	—	(6,065)

	79,941	60,873	222	141,036

Income from operations	6,159	1,955	(222)	7,892

Other income (expense)
Interest expense	(7,987)	(14,780)	856	(21,911)
Investment income	1,016	453	(856)	613
Unrealized foreign exchange gain on debt	5,918	—	—	5,918
Derivative financial instruments, net	(31)	3,082	—	3,051

Total other income (expense)	(1,084)	(11,245)	—	(12,329)

Income (loss) before income taxes and minority interest	5,075	(9,290)	(222)	(4,437)
Income tax (provision) benefit	(3,091)	(3,694)	—	(6,785)

Income (loss) before minority interest	1,984	(12,984)	(222)	(11,222)
Minority interest	—	5,667	—	5,667

Net income (loss)	€1,984	€(7,317)	€(222)	€(5,555)

FORM 10-Q
QUARTERLY REPORT — PAGE 23

MERCER INTERNATIONAL INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
FOR NINE MONTHS ENDED SEPTEMBER 30, 2006
(Unaudited)
(Euros in thousands, except for shares and per share data)
Note 10. Reorganization and Divestment of Interests in Paper Assets
In August 2006, the Company reorganized and divested its equity interests in certain paper production assets for aggregate consideration of approximately €5.0 million of indebtedness, in the form of a secured note, and €5.0 million in cash. Only the cash portion of the consideration appears on the consolidated condensed statements of cash flows.
Note 11. Subsequent Event
Subsequent to September 30, 2006, the Company increased its interest in the Stendal mill to 70.6% by acquiring a 7% minority interest therein for €8.1 million, of which €6.7 million was paid by a note that, at its election, the Company can satisfy in shares of its common stock.
FORM 10-Q
QUARTERLY REPORT — PAGE 24

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
In this document: (i) unless the context otherwise requires, references to “we”, “our”, “us”, the “Company” or “Mercer” mean Mercer International Inc. and its subsidiaries; (ii) references to “Mercer Inc.” mean the Company excluding its subsidiaries; (iii) information is provided as of September 30, 2006, unless otherwise stated; (iv) all references to monetary amounts are to “Euros”, unless otherwise stated; (v) “€” refers to Euros and C$ refers to Canadian dollars; and (vi) “ADMTs” refers to air-dried metric tonnes.
The following discussion and analysis of our results of operations and financial condition for the nine months ended September 30, 2006 should be read in conjunction with our consolidated financial statements and related notes included in this quarterly report, as well as our most recent annual report on Form 10-K for the fiscal year ended December 31, 2005 filed with the Securities and Exchange Commission (the “SEC”). Certain reclassifications have been made to the prior period financial statements to conform with the current period presentation.
Results of Operations
Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005
Selected sales data for the nine months ended September 30, 2006 and 2005 is as follows:

	Nine Months Ended September 30,
	2006		2005
	(ADMTs)
Sales Volume by Product Class
Pulp sales volume by mill:
Rosenthal	229,891		241,572
Stendal	422,272		243,267
Celgar(1)	342,404		325,419

Total pulp sales volume(2)	994,567		810,258
Paper sales volume	42,655	(3)	51,406

Total sales volume(2)	1,037,222		861,664

	(in thousands)
Revenues by Product Class
Pulp revenues by mill:
Rosenthal	€105,812		€100,967
Stendal	188,546		127,637
Celgar(1)	157,328		97,458

Total pulp revenues(2)	451,686		326,062
Paper revenues	43,465	(3)	46,995

Total pulp and paper sales revenues(2)	495,151		373,057
Third party transportation revenues	5,802		3,373

Total sales revenues	€500,953		€376,430

(1)	The results of the Celgar pulp mill are included from the date of its acquisition on February 14, 2005.

(2)	Excluding intercompany sales volumes of 12,631 and 10,651 ADMTs of pulp and intercompany net sales revenues of approximately €5.8 million and €4.8 million in the nine months ended September 30, 2006 and 2005, respectively.

(3)	In August 2006, we sold our Heidenau paper mill.
FORM 10-Q
QUARTERLY REPORT — PAGE 25

Selected production data for the nine months ended September 30, 2006 and 2005 is as follows:

	Nine Months Ended September 30,
	2006		2005
Production by Product Class	(ADMTs)
Pulp production by mill:
Rosenthal	227,645		240,665
Stendal	414,787		357,814
Celgar(1)	330,978		289,868

Total pulp production	973,410		888,347
Paper production	44,313	(2)	50,001

Total production	1,017,723		938,348

(1)	The results of the Celgar pulp mill are included from the date of its acquisition on February 14, 2005.

(2)	In August 2006, we sold our Heidenau paper mill.
Revenues for the nine months ended September 30, 2006 increased to €501.0 million from €376.4 million in the comparative period of 2005, primarily due to higher pulp prices and sales from our Celgar and Stendal pulp mills. Pulp sales by volume increased to 994,567 ADMTs in the first nine months of 2006 from 810,258 ADMTs in the comparative period of 2005.
Cost of sales and general, administrative and other expenses in the first nine months of 2006 increased to €444.2 million from €360.2 million in the comparative period of 2005, primarily as a result of higher sales from our Celgar and Stendal mills.
For the first nine months of 2006, revenues from our pulp operations increased to €457.2 million from €329.4 million in the same period a year ago. List prices for NBSK pulp in Europe were approximately €533 ($663) per ADMT in the first nine months of 2006, approximately €484 ($611) per ADMT in the first nine months of 2005 and approximately €556 ($708) per ADMT in the third quarter of 2006.
Mill net pulp sales realizations increased to €454 per ADMT on average in the first nine months of 2006 from €402 per ADMT in the first nine months of 2005, primarily as a result of higher pulp prices.
During the current period, we took an aggregate of 50 days scheduled maintenance and strategic capital expenditure downtime at our pulp mills, including 21 days at our Rosenthal mill, 16 days at our Stendal mill and 13 days at our Celgar mill. During the downtime at our Rosenthal mill, we completed the installation of a new brownstock washer at a cost of approximately €9.7 million, which is expected to further improve pulp quality and lower chemical costs and effluents. During the comparative period of 2005, our pulp mills took approximately 44 days maintenance and strategic capital expenditure downtime.
Cost of sales and general, administrative and other expenses for the pulp operations increased to €405.9 million in the first nine months of 2006 from €311.3 million in the comparative period of 2005 primarily as a result of higher sales from our Celgar and Stendal mills.
Fiber costs at our German pulp mills increased by approximately 7% in the first nine months of 2006 versus the same period of 2005. This resulted from lower availability because of severe winter conditions in Germany and central Europe, which caused sawmillers and log harvesters to curtail operations in the first part of the year and increased competition for fiber primarily from renewable energy
FORM 10-Q
QUARTERLY REPORT — PAGE 26

operations. The increase in worldwide energy prices has made projects generating energy from renewable sources such as wood residuals more viable in Europe. As a result, there has been increased fiber demand and competition in our fiber base. In the first nine months of 2006, average fiber costs at our Celgar mill decreased by approximately 10% versus the same period of 2005, primarily because of fluctuations in regional wood chip availability. We expect that reduced fiber availability during the winter harvesting season will result in upward pressure on fiber prices into the last part of 2006 and into the first part of 2007.
In the first nine months of 2006, we recorded a contribution to income from operations of €13.2 million resulting from the sale of emission allowances compared to €12.4 million in the comparative period of 2005.
Depreciation for the pulp operations increased to €41.6 million in the first nine months of 2006, from €37.4 million in the first nine months of 2005, primarily as a result of the inclusion of depreciation for the Celgar mill for the full period.
For the first nine months of 2006, our pulp operations generated operating income of €57.5 million, versus operating income of €22.9 million in the same period of 2005, primarily due to improving pulp markets and the higher operating income at our Celgar pulp mill, partially offset by maintenance and strategic capital expenditure downtime at our pulp mills. The overall strength of the Canadian dollar versus the U.S. dollar negatively impacted our Celgar mill’s results.
In August 2006, we disposed of our equity interest in the Heidenau paper mill and in a Swiss specialty paper mill for cash proceeds of €5.0 million and a secured note of €5.0 million. We recorded a gain of €0.4 million on the transaction. We currently operate one paper mill at Fährbrücke, that we do not consider part of our core operations. We are continuing to explore and consider strategic options for such mill, including a sale, closure or divestiture thereof.
Revenues from our paper operations in the first nine months of 2006 decreased to €43.8 million from €47.0 million in the same period of last year, primarily as a result of the sale of our Heidenau paper mill in August 2006.
Cost of sales and general, administrative and other expenses for the paper operations in the first nine months of 2006 decreased to €43.1 million from €49.2 million in the comparative period of 2005.
In the first nine months of 2006, our paper operations generated operating income of €0.6 million, compared to an operating loss of €2.2 million in the first nine months of 2005.
In the first nine months of 2006, income from operations increased to €56.8 million from €16.2 million in the same period last year, primarily as a result of higher pulp prices and improved results from our Celgar pulp mill.
Interest expense in the first nine months of 2006 increased to €68.1 million from €63.3 million in the year ago period, primarily due to higher borrowing costs relating to the Stendal mill.
Stendal entered into certain foreign currency derivatives to swap all of its long-term bank indebtedness from Euros to U.S. dollars in 2005 and certain currency forwards. In addition, Stendal previously entered into interest rate swaps to fix the interest rate on its outstanding bank indebtedness. Due to the weakening of the U.S. dollar versus the Euro and an increase in long-term interest rates, we recorded a net unrealized non-cash holding gain of €76.3 million before
FORM 10-Q
QUARTERLY REPORT — PAGE 27

minority interests upon the marked to market valuation of such derivatives that were outstanding at the end of the current period, compared to a net non-cash holding loss of €67.8 million before minority interests upon the marked to market valuation of our outstanding derivatives in the comparative period of 2005. In the first nine months of 2006, we recorded a realized loss of €5.2 million compared to a realized loss of €2.5 million in the comparative period of 2005 primarily from the sale of currency forwards.
In the first nine months of 2006, minority interest, representing the two minority shareholders’ proportionate interest in the Stendal mill’s losses for the period, was €6.9 million, compared to €17.1 million in the first nine months of 2005. Subsequent to September 30, 2006, we increased our ownership in Stendal to 70.6% by acquiring a 7% minority interest therein for €8.1 million, of which €6.7 million was paid by a note that, at our election, we can satisfy in shares of our common stock.
We reported net income for the first nine months of 2006 of €41.7 million, or €1.26 per basic and €1.05 per diluted share, which reflected a net realized and unrealized gain of €71.0 million on our interest rate and currency derivatives, an unrealized non-cash foreign exchange gain on our long-term debt of €11.5 million and improved pulp markets. In the first nine months of 2005, we reported a net loss of €87.4 million, or €2.86 per basic and diluted share, which reflected interest expense related to our Stendal mill of €41.0 million, the realized and unrealized net losses on our currency and interest rate derivatives of €70.1 million, the unrealized non-cash foreign exchange loss on our long-term debt of €1.6 million, and the non-cash impairment charge of €1.7 million relating to investments, partially offset by a non-cash benefit for income taxes of €14.6 million.
We generated “Operating EBITDA” of €99.1 million and €55.1 million in the nine months ended September 30, 2006 and 2005, respectively. Operating EBITDA is defined as income (loss) from operations plus depreciation and amortization and non-recurring capital asset impairment charges.
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
FORM 10-Q
QUARTERLY REPORT — PAGE 28

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
The following table provides a reconciliation of net income (loss) to income from operations and Operating EBITDA for the periods indicated:

	Nine Months Ended
	September 30,
	2006	2005(1)
	(in thousands)
Net income (loss)	€41,737	€(87,373)
Minority interest	(6,874)	(17,076)
Income taxes (benefit)	40,388	(14,627)
Interest expense	68,129	63,320
Investment income	(4,096)	(1,594)
Foreign exchange (gain) loss on debt	(11,469)	1,591
Derivative financial instruments, net (gain) loss	(71,032)	70,259
Impairment of investments	—	1,699

Income from operations	56,783	16,199
Add: Depreciation and amortization	42,341	38,862

Operating EBITDA	€99,124	€55,061

(1)	The results of the Celgar pulp mill are included from the date of its acquisition on February 14, 2005.
Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005
Selected sales data for the three months ended September 30, 2006 and 2005 is as follows:

	Three Months Ended September 30,
	2006		2005
	(ADMTs)
Sales Volume by Product Class
Pulp sales volume by mill:
Rosenthal	80,655		86,772
Stendal	144,864		120,431
Celgar	112,682		125,079

Total pulp sales volume(1)	338,201		332,282
Paper sales volume	10,571	(2)	16,928

Total sales volume(1)	348,772		349,210

FORM 10-Q
QUARTERLY REPORT — PAGE 29

	Three Months Ended September 30,
	2006		2005
	(in thousands)
Revenues by Product Class
Pulp revenues by mill:
Rosenthal	€38,419		€36,463
Stendal	68,004		46,764
Celgar	56,494		48,978

Total pulp revenues(1)	162,917		132,205
Paper revenues	10,022	(2)	15,532

Total pulp and paper sales revenues(1)	172,939		147,737

Third party transportation revenues	2,246		1,191

Total sales revenues	€175,185		€148,928

(1)	Excluding intercompany sales volumes of 2,774 and 3,057 ADMTs of pulp and intercompany net sales revenues of approximately €1.3 million and €1.3 million in the three months ended September 30, 2006 and 2005, respectively.

(2)	In August 2006, we sold our Heidenau paper mill.
Selected production data for the three months ended September 30, 2006 and 2005 is as follows:

	Three Months Ended September 30,
	2006		2005
Production by Product Class	(ADMTs)
Pulp production by mill:
Rosenthal	84,115		83,350
Stendal	144,195		126,202
Celgar	118,890		118,035

Total pulp production	347,200		327,587
Paper production	10,711	(1)	16,064

Total production	357,911		343,651

(1)	In August 2006, we sold our Heidenau paper mill.
Revenues for the three months ended September 30, 2006 increased to €175.2 million from €148.9 million in the comparative period of 2005, primarily due to higher pulp prices and sales from our Stendal pulp mill. Pulp sales by volume increased to 338,201 ADMTs in the third quarter of 2006 from 332,282 ADMTs in the comparative period of 2005.
Cost of sales and general, administrative and other expenses in the third quarter of 2006 decreased to €140.8 million from €141.0 million in the comparative period of 2005.
For the third quarter of 2006, revenues from our pulp operations increased to €164.9 million from €133.4 million in the same period a year ago. List prices for NBSK pulp in Europe were approximately €556 ($708) in the third quarter of 2006, compared to approximately €476 ($580) per ADMT in the third quarter of 2005.
Mill net pulp sales realizations increased to €482 per ADMT on average in the third quarter of 2006 from €398 per ADMT in the third quarter of 2005, primarily as a result of higher pulp prices.
Cost of sales and general, administrative and other expenses for the pulp operations increased to €132.8 million in the third quarter of 2006 from €125.5 million in the comparative period of 2005, primarily as a result of the absence of the sale of emission allowances and higher sales from our Stendal mill.
FORM 10-Q
QUARTERLY REPORT — PAGE 30

Fiber costs at our German pulp mills increased by approximately 10% in the third quarter of 2006 versus the same period of 2005 primarily because of increased demand for wood residuals. In the third quarter of 2006, average fiber costs at our Celgar mill increased by approximately 6% versus the same quarter of 2005, primarily because of fluctuations in regional wood chip availability. We expect that reduced fiber availability during the winter harvesting season will result in continued upward pressure on fiber prices into the last part of 2006 and into the first part of 2007.
In the third quarter of 2006, we recorded a contribution to income from operations of €nil resulting from the sale of emission allowances compared to €6.1 million in the comparative quarter of 2005.
Depreciation for the pulp operations increased to €13.4 million in the third quarter of 2006, from €13.3 million in the comparative quarter of 2005.
For the third quarter of 2006, our pulp operations generated operating income of €33.8 million, versus operating income of €9.2 million, primarily as a result of higher pulp prices and improved operating results at our Celgar pulp mill.
In August 2006, we disposed of our equity interest in the Heidenau paper mill and in a Swiss specialty paper mill for cash proceeds of €5.0 million and a secured note of €5.0 million. We recorded a gain of €0.4 million on the transaction. We currently operate one paper mill at Fährbrücke, that we do not consider part of our core operations. We are continuing to explore and consider strategic options for such mill, including a sale, closure or divestiture thereof.
Revenues from our paper operations were €10.3 million in the current quarter, compared to €15.5 million in same quarter of last year.
Cost of sales and general, administrative and other expenses for the paper operations in the third quarter of 2006 decreased to €10.4 million from €16.6 million in the comparative quarter of 2005.
For the third quarter of 2006, our paper operations generated an operating loss of €0.3 million, compared to an operating loss of €1.1 million in the third quarter of 2005.
In the third quarter of 2006, we had income from operations of €34.4 million, compared to €7.9 million in the same quarter last year. Interest expense in the third quarter of 2006 increased to €22.1 million from €21.9 million in the year ago period.
Stendal entered into certain foreign currency derivatives to swap all of its long-term bank indebtedness from Euros to U.S. dollars in 2005 and certain currency forwards. In addition, Stendal previously entered into interest rate swaps to fix the interest rate on its outstanding bank indebtedness. The weakening of the U.S. dollar versus the Euro was more than offset by a recent reduction in long-term interest rates, leading to a net unrealized non-cash holding loss of €14.5 million before minority interests upon the marked to market valuation of such derivatives that were outstanding at the end of the current quarter, compared to a net realized and unrealized non-cash holding gain of €3.1 million before minority interests upon the marked to market valuation of our outstanding derivatives in the comparative quarter of 2005.
In the third quarter of 2006, minority interest, representing the two minority shareholders’ proportionate interest in the Stendal mill, was €6.0 million, compared to €5.7 million in the third quarter of 2005.
FORM 10-Q
QUARTERLY REPORT — PAGE 31

We reported net income for the three months ended September 30, 2006 of €6.7 million, or €0.20 per basic and €0.19 per diluted share, which included an aggregate of €15.2 million unrealized losses on our outstanding derivatives and a foreign exchange loss on our long-term debt. In the third quarter of 2005, we reported a net loss of €5.6 million, or €0.17 per basic and diluted share, which reflected the inclusion of interest expense related to our Stendal mill of €14.7 million and the net realized and unrealized gain of €3.1 million on our interest rate and currency derivatives and the unrealized non-cash foreign exchange gain on our long-term debt of €5.9 million.
We generated “Operating EBITDA” of €48.0 million and €21.9 million in the three months ended September 30, 2006 and 2005, respectively. Operating EBITDA has significant limitations as an analytical tool, and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. See the discussion of our results for the first nine months of 2006 for additional information relating to Operating EBITDA.
The following table provides a reconciliation of net income (loss) to income from operations and Operating EBITDA for the periods indicated:

	Three Months Ended
	September 30,
	2006	2005
	(in thousands)
Net income (loss)	€6,728	€(5,555)
Minority interest	(5,976)	(5,667)
Income taxes (benefit)	(2,532)	6,785
Interest expense	22,092	21,911
Investment income	(1,085)	(613)
Foreign exchange (gain) loss on debt	704	(5,918)
Derivative financial instruments, net (gain) loss	14,473	(3,051)

Income from operations	34,404	7,892
Add: Depreciation and amortization	13,559	13,979

Operating EBITDA	€47,963	€21,871

Liquidity and Capital Resources
The following table is a summary of selected financial information for the periods indicated:

	As at	As at
	September 30,	December 31,
	2006	2005
	(in thousands)
Financial Position
Cash and cash equivalents	€69,373	€83,547
Working capital(1)	84,366	111,195
Property, plant and equipment	994,805	1,024,662
Total assets	1,336,345	1,393,816
Long-term liabilities	996,278 (2)	1,104,746
Shareholders’ equity	195,843	148,743

(1)	Does not include approximately €8.7 million of government grants in 2006, which we expect to receive in 2006, and approximately €65.9 million of government grants in 2005, all of which has been received, related to the Stendal mill from German federal and state governments.

(2)	Includes €8.6 million outstanding under the revolving credit facility for the Celgar mill.
At September 30, 2006, our cash and cash equivalents were €69.4 million, compared to €83.5 million at December 31, 2005.
FORM 10-Q
QUARTERLY REPORT — PAGE 32

During the third quarter of 2006, restricted cash at Stendal decreased by €9.5 million to €57.0 million due to the final drawdown on the shareholder standby loan. The restricted cash at September 30, 2006 is a debt service security or reserve equal to approximately one year’s worth of Stendal’s scheduled principal and interest payments under the Stendal Loan facility. As this debt service account secures Stendal’s obligations under the Stendal Loan Facility, it is recorded as a long-term asset.
Our reduction in working capital at September 30, 2006 compared to December 31, 2005 of approximately €26.8 million resulted principally from a build-up of €32.4 million in the restricted cash in the Stendal debt service account, which is classified as a long-term asset, and the reclassification as current liabilities of certain principal payments on the Stendal Loan Facility that mature within one year.
At September 30, 2006, we qualified for investment grants related to the Stendal mill totaling approximately €8.7 million from the federal and state governments of Germany, which we expect to receive in the fourth quarter of 2006. These grants, when received, will be applied to repay the amounts drawn under the current portion of a dedicated tranche of the Stendal Loan Facility. Under our accounting policies, we do not record these grants until they are received. The grants are not reported in our income and reduce the cost basis of the assets purchased when they are received.
As at September 30, 2006, we had not drawn any amount under the €40.0 million Rosenthal revolving term credit facility and had drawn down approximately €8.6 million of the C$40 million Celgar revolving credit facility.
We expect to meet our interest and debt service expenses and the working and maintenance capital requirements for our operations (other than at Stendal) from cash flow from operations, cash on hand and the two revolving working capital facilities for the Rosenthal and Celgar mills.
We expect to meet the capital requirements for the Stendal mill, including potential losses during ramp up, interest and principal service expenses through cash on hand, cash flow from operations, shareholder advances already made to Stendal, the Stendal Loan Facility (which includes a revolving working capital tranche and a debt service reserve account) and the receipt of government grants.
Operating Activities
Operating activities in the first nine months of 2006 provided cash of €31.9 million, compared to using cash of €5.6 million in the comparative period of 2005. An increase in receivables due primarily to higher sales used cash of €14.9 million in the first nine months of 2006, compared to an increase in receivables using cash of €20.4 million in the comparative period of 2005. A decrease in inventories due primarily to a reduction in raw materials and finished goods at the Stendal mill provided cash of €11.9 million in the first nine months of 2006, compared to using cash of €9.6 million in the comparative period of 2005. A decrease in accounts payable and accrued expenses used cash of €0.1 million in the first nine months of 2006, compared to an increase that provided cash of €33.8 million in the comparative period of 2005.
Working capital is subject to cyclical operating needs, the timing of collections, receivables and government grants and the payment of payables and expenses.
FORM 10-Q
QUARTERLY REPORT — PAGE 33

Investing Activities
Investing activities in the nine months ended September 30, 2006 used cash of €44.4 million, compared to the nine months ended September 30, 2005 when investing activities used cash of €97.2 million. In the nine months ended September 30, 2006, a drawdown under a tranche of the Stendal project financing facility to increase our restricted cash in the Stendal debt service reserve account used cash of €25.4 million versus a decrease in restricted cash providing cash of €60.7 million in the comparative period of 2005.
Financing Activities
Financing activities used cash of €1.1 million in the nine months ended September 30, 2006, compared to the first nine months of 2005 when, in connection with the acquisition of the Celgar pulp mill, financing activities, including the issuance of common stock and senior notes, provided cash of €134.2 million.
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
Contractual Obligations and Commitments
There were no material changes outside the ordinary course to any of our contractual obligations during the first nine months of 2006.
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
FORM 10-Q
QUARTERLY REPORT — PAGE 34

Pursuant to the EPC contract, each department of the mill is tested on a stand-alone basis for compliance with its design specifications. Under the EPC contract, RWE warrants conformity to specifications, compliance with permits and laws, suitability for intended use, compliance with performance requirements and against defects in construction for a stipulated period, subject to extension in certain circumstances. The testing and warranty are highly technical and include detailed design and performance specifications. Some of the prescribed testing was unsatisfactory to Stendal. As is common in large greenfield projects like the Stendal mill, Stendal made a significant number of claims, including rights to penalties and/or liquidated damages against the contractor under the EPC contract prior to the expiry of the applicable warranty claim period in September 2006. Many claims are highly technical and relate to, among other things, design and performance specifications and reliability, as well as penalties in regards to delays. Stendal and the contractor have agreed to try to work to resolve such outstanding claims by late December 2006 without either party seeking recourse to arbitration or other similar legal remedies under the EPC contract.
Currently, we cannot predict with any certainty which claims of Stendal the contractor may accept, the amount, if any, of any recoveries associated therewith or the final determination of such claims whether through further work and retesting by the contractor, legal proceedings, negotiation or other settlement.
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
In the nine months ended September 30, 2006, we reported a net €4.4 million foreign exchange translation gain and, as a result, the cumulative foreign exchange translation gain increased to €20.0 million at September 30, 2006 from €15.6 million at December 31, 2005.
Based upon the exchange rate at September 30, 2006, the U.S. dollar decreased by approximately 5% in value against the Euro since September 30, 2005. See “Quantitative and Qualitative Disclosures about Market Risk”.
Results of Operations of the Restricted Group Under Our Senior Note Indenture
The indenture governing our 9.25% senior notes requires that we also provide a discussion in annual and quarterly reports we file with the SEC under Management’s Discussion and Analysis of Financial Condition and Results of Operations of the results of operations and financial condition of Mercer Inc. and our restricted subsidiaries under the indenture, referred to as the “Restricted Group”. As at and during the nine months ended September 30, 2006, the Restricted Group was comprised of Mercer Inc., certain holding subsidiaries, Rosenthal and Celgar. During
FORM 10-Q
QUARTERLY REPORT — PAGE 35

the nine months ended September 30, 2005 and as at December 31, 2005, the Restricted Group was comprised of Mercer Inc., certain holding subsidiaries, Rosenthal and the Celgar mill from February 14, 2005, the date of the acquisition of the mill. The Restricted Group excludes our paper operations and our Stendal mill.
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
Restricted Group Results —Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005
Total revenues for the Restricted Group for the nine months ended September 30, 2006 increased to €265.5 million from €200.5 million in the comparative period of 2005, primarily because of higher pulp sales from the Celgar mill and higher prices. Pulp sales realizations for the Restricted Group were €460 per ADMT on average in the nine months ended September 30, 2006 and €409 per ADMT in the comparative period of 2005. The increase in NBSK pulp prices was partially offset by the strength of the Canadian dollar versus the U.S. dollar during the current period.
Costs of sales and general, administrative and other expenses for the Restricted Group in the nine months ended September 30, 2006 increased to €244.7 million from €187.0 million in the comparative period of 2005 primarily as a result of higher sales.
During the current period, we took an aggregate of 34 days scheduled maintenance and strategic capital expenditure downtime at the Rosenthal and Celgar mills, including 21 days at our Rosenthal mill and 13 days at our Celgar mill. During the downtime at our Rosenthal mill, we completed the installation of a new brownstock washer at a cost of approximately €9.7 million, which is expected to further improve pulp quality and lower chemical costs and effluents. During the comparative period of 2005, our Rosenthal and Celgar mills took approximately 13 days of maintenance and strategic capital expenditure downtime.
In the first nine months of 2006, we recorded income from operations of €3.7 million through the sale of emission allowances by our Rosenthal pulp mill, compared to €4.4 million in the same period of 2005. The market for emission allowances is relatively new and volatile. Based upon our activities to date, we currently estimate the Restricted Group’s overall volume of emission allowance sales in the current year will be at or near the total volume sold by it for the full year in 2005.
On average, fiber costs at our Rosenthal pulp mill increased by approximately 11% in the first nine months of 2006 versus the same period of 2005. This resulted from lower availability because of severe winter conditions in Germany and central Europe, which caused sawmillers and log harvesters to curtail operations in the first part of the year and increased competition for fiber primarily from renewable energy operations. In the first nine months of 2006, average fiber costs at our Celgar mill decreased by approximately 10% versus the same period of 2005, primarily because of increased regional wood chip availability. We expect that reduced fiber availability during the winter harvesting season will result in upward pressure on fiber prices into the last part of 2006 and into the first part of 2007.
FORM 10-Q
QUARTERLY REPORT — PAGE 36

Depreciation and amortization for the Restricted Group increased to €20.6 million in the current period from €17.4 million in the comparative period of 2005, primarily as a result of the inclusion of depreciation of the Celgar mill for the full period.
In the first nine months of 2006, the Restricted Group reported income from operations of €20.8 million, compared to €13.5 million in the first nine months of 2005, primarily as a result of a higher operating income at our Celgar mill. Interest expense for the Restricted Group in the nine months ended September 30, 2006 increased to €24.6 million from €23.9 million in the first nine months of 2005.
In the first nine months of 2006, the Restricted Group recorded a foreign exchange gain on debt of €11.5 million, compared to a loss of €1.6 million in the comparative period of 2005. In the first nine months of 2005, the Restricted Group reported a non-cash impairment charge of €1.6 million related to an investment in a venture company.
For the nine months ended September 30, 2006, the Restricted Group reported net income of €2.9 million, compared to a loss of €19.7 million in the first nine months of 2005, primarily as a result of higher pulp prices and improved results at our Celgar mill.
The Restricted Group generated “Operating EBITDA” of €41.4 million and €31.0 million in the nine months ended September 30, 2006 and 2005, respectively. Operating EBITDA is defined as income (loss) from operations plus depreciation and amortization and non-recurring capital asset impairment charges. Operating EBITDA for the Restricted Group is calculated by adding depreciation and amortization and non-recurring capital asset impairment charges of €20.6 and €17.4 million to the income from operations of €20.8 million and €13.5 million for the nine months ended September 30, 2006 and 2005, respectively.
Operating EBITDA has significant limitations as an analytical tool, and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. See the discussion of Mercer’s results for the nine months ended September 30, 2006 for additional information relating to such limitations and Operating EBITDA.
The following table provides a reconciliation of net loss to income from operations and Operating EBITDA for the Restricted Group for the periods indicated:

	Nine Months Ended
	September 30,
	2006	2005(1)
	(in thousands)
Restricted Group(2)
Net income (loss)	€2,880	€(19,712)
Income taxes	8,094	7,867
Interest expense	24,602	23,918
Investment and other income	(3,262)	(2,313)
Derivative financial instruments, net	—	494
Unrealized foreign exchange (gain) loss on debt	(11,469)	1,591
Impairment of investments	—	1,699

Income from operations	20,845	13,544
Add: Depreciation and amortization	20,580	17,431

Operating EBITDA	€41,425	€30,975

(1)	The results of the Celgar pulp mill are from the date of its acquisition on February 14, 2005.

(2)	See Note 9 of the financial statements included elsewhere herein for a reconciliation to our consolidated results.
FORM 10-Q
QUARTERLY REPORT — PAGE 37

Restricted Group Results —Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005
Total revenues for the Restricted Group for the three months ended September 30, 2006 increased to €95.9 million from €86.1 million in the comparative period of 2005, primarily due to higher pulp prices and higher sales from our Celgar pulp mill. Pulp sales realizations for the Restricted Group were €491 per ADMT on average in the three months ended September 30, 2006 and €403 per ADMT in the comparative period of 2005.
Costs of sales and general, administrative and other expenses for the Restricted Group in the three months ended September 30, 2006 decreased to €75.4 million from €79.9 million in the comparative period of 2005, primarily as a result of lower operating costs at our Rosenthal mill.
During the current quarter we only took an aggregate of one day scheduled maintenance and strategic capital expenditure downtime at the Rosenthal and Celgar mills. During the same period of 2005, we had approximately two days of maintenance and strategic capital expenditure downtime at our Rosenthal and Celgar mills.
In the third quarter of 2006, we recorded a gain of €nil million through the sale of emission allowances by our Rosenthal pulp mill, compared to €2.3 million in the same period of 2005.
On average, fiber costs at our Rosenthal pulp mill increased by approximately 13% in the third quarter of 2006 versus the same period of 2005. In the third quarter of 2006, average fiber costs at our Celgar mill increased by approximately 6% versus the same period of 2005 because of fluctuations in regional wood chip availability. We expect that reduced fiber availability during the winter harvesting season will result in continued upward pressure on fiber prices into the last part of 2006 and into the first part of 2007.
Depreciation and amortization for the Restricted Group decreased marginally to €6.4 million in the current quarter from €6.6 million in the comparative period of 2005.
In the third quarter of 2006, the Restricted Group reported income from operations of €20.5 million, compared to reported income from operations of €6.2 million in the third quarter of 2005, primarily as a result of higher prices and operating income at our Celgar mill.
Interest expense for the Restricted Group in the three months ended September 30, 2006 increased to €8.2 million from €8.0 million in the third quarter of 2005.
In the third quarter of 2006, the Restricted Group recorded a foreign exchange loss on debt of €0.7 million, compared to a gain of €5.9 million in the comparative period of 2005.
For the three months ended September 30, 2006, the net income reported by the Restricted Group was €11.6 million, compared to net income of €2.0 million in the third quarter of 2005, primarily as a result of improved operating income of our Celgar mill.
The Restricted Group generated “Operating EBITDA” of €26.9 million and €12.8 million in the three months ended September 30, 2006 and 2005, respectively. Operating EBITDA for the Restricted Group is calculated by adding depreciation and amortization and non-recurring capital asset impairment charges of €6.4 million and €6.6 million to the income from operations of
FORM 10-Q
QUARTERLY REPORT — PAGE 38

€20.5 million and €6.2 million for the three months ended September 30, 2006 and 2005, respectively.
Operating EBITDA has significant limitations as an analytical tool, and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. See the discussion of Mercer’s results for the nine months ended September 30, 2006 for additional information relating to such limitations and Operating EBITDA.
The following table provides a reconciliation of net loss to income from operations and Operating EBITDA for the Restricted Group for the periods indicated:

	Three Months Ended
	September 30,
	2006	2005
	(in thousands)
Restricted Group(1)
Net income	€11,621	€1,984
Income taxes	1,189	3,091
Interest expense	8,160	7,987
Investment and other expense (income)	(1,143)	(1,016)
Derivative financial instruments, net	—	31
Unrealized foreign exchange (gain) loss on debt	704	(5,918)

Income from operations	20,531	6,159
Add: Depreciation and amortization	6,383	6,602

Operating EBITDA	€26,914	€12,761

(1)	See Note 9 of the financial statements included elsewhere herein for a reconciliation to our consolidated results.
Liquidity and Capital Resources of the Restricted Group
The following table is a summary of selected financial information for the Restricted Group for the periods indicated:

	As at	As at
	September 30,	December 31,
	2006	2005
	(in thousands)
Restricted Group Financial Position(1)
Cash and cash equivalents	€37,381	€48,790
Working capital	85,717	93,312
Property, plant and equipment	424,205	404,151
Total assets	620,017	625,578
Long-term liabilities	341,816	364,596
Shareholders’ equity	236,669	214,115

(1)	See Note 9 of the financial statements included elsewhere herein for a reconciliation to our consolidated results.
At September 30, 2006, the Restricted Group had cash and cash equivalents of €37.4 million, compared to €48.8 million at December 31, 2005. At September 30, 2006, the Restricted Group had working capital of €85.7 million.
We expect the Restricted Group to meet its interest and debt service expenses and meet the working and maintenance capital requirements for its current operations from cash flow from operations, cash on hand and the revolving working capital loan facilities for the Rosenthal and Celgar mills. As at September 30, 2006, we had not drawn any amount under the Rosenthal
FORM 10-Q
QUARTERLY REPORT — PAGE 39

revolving term credit facility and had drawn down approximately €8.6 million under the C$40 million Celgar revolving credit facility.
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
QUARTERLY REPORT — PAGE 40

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
Costs
Our production costs are influenced by the availability and cost of raw materials, energy and labor, and our plant efficiencies and productivity. Our main raw material is fiber in the form of wood chips and pulp logs for pulp production, and waste paper and pulp for paper production. Fiber costs are primarily affected by the supply of, and demand for, lumber and pulp, which are both highly cyclical in nature and can vary significantly by location. Recently, fiber demand in Europe has also increased because of demand from renewable energy projects and this has put upward pressure on prices for wood residuals such as wood chips. Production costs also depend on the total volume of production. Lower operating rates and production efficiencies during periods of cyclically low demand result in higher average production costs and lower margins.
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
In the first quarter of 2005, Stendal entered into currency swaps to convert a portion of its indebtedness under the Stendal Loan Facility from Euros into U.S. dollars and certain currency forwards. In April 2005, Stendal entered into a currency swap to convert the balance of its long-term indebtedness under the Stendal Loan Facility from Euros into U.S. dollars. During the first nine months of 2006, we recorded a net unrealized non-cash holding gain of €76.3 million before minority interests upon the marked to market valuation of such derivatives compared to a net non-cash holding loss of €67.8 million before minority interests upon the marked to market valuation of our outstanding derivatives in the comparative quarter of 2005. In the first nine months of 2006, we recorded a realized loss of €5.2 million compared to a realized loss of €2.5 million in the comparative period of 2005 primarily from the sale of currency forwards.
FORM 10-Q
QUARTERLY REPORT — PAGE 42

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
QUARTERLY REPORT — PAGE 43

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
ITEM 6. EXHIBITS

Exhibit No.	Description
10.1	Share purchase agreement between MFC Industrial Holdings AG and Stendal Pulp Holding GmbH dated for reference the 18th day of October 2006

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1*	Section 906 Certification of Chief Executive Officer

32.2*	Section 906 Certification of Chief Financial Officer

*	In accordance with Release 33-8212 of the Commission, these Certifications: (i) are “furnished” to the Commission and are not “filed” for the purposes of liability under the Securities Exchange Act of 1934, as amended; and (ii) are not to be subject to automatic incorporation by reference into any of the Company’s registration statements filed under the Securities Act of 1933, as amended for the purposes of liability thereunder or any offering memorandum, unless the Company specifically incorporates them by reference therein.
FORM 10-Q
QUARTERLY REPORT — PAGE 44

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERCER INTERNATIONAL INC.

By:	/s/ David M. Gandossi David M. Gandossi
Secretary and Chief Financial Officer
Date: November 6, 2006
FORM 10-Q
QUARTERLY REPORT — PAGE 45