Form 10-K
period 2006-12-31
MERCER INTERNATIONAL INC.
filed 2007-03-02
CIK 1333274

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________
Commission file no.: 1333274

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

Common Stock
Title of Class

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐         No ☑
         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Act.    Yes ☐         No ☑
         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑         No ☐
         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑
         Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐
         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐         No ☑
         The aggregate market value of the Registrant’s voting and non-voting common equity held by non-affiliates of the Registrant as of June 30, 2006, the last business day of the Registrant’s most recently completed second fiscal quarter, based on the closing price of the voting stock on the NASDAQ Global Market on such date, was approximately $287,994,935.
         As of March 1, 2007, the Registrant had 35,465,176 shares of common stock, $1.00 par value, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
         Certain information that will be contained in the definitive proxy statement for the Registrant’s annual meeting to be held in 2007 is incorporated by reference into Part III of this Form 10-K.

EXCHANGE RATES
      Our reporting currency and financial statements included in this report are in Euros, as a significant majority of our business transactions are originally denominated in Euros. We translate non-Euro denominated assets and liabilities at the rate of exchange on the balance sheet date. Revenues and expenses are translated at the average rate of exchange prevailing during the period.
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

	Years Ended December 31,

	2006	2005	2004	2003	2002

	(€/$)
End of period	0.7577	0.8445	0.7942	0.7938	0.9536
High for period	0.8432	0.8571	0.8473	0.9652	1.1638
Low for period	0.7504	0.7421	0.7339	0.7938	0.9536
Average for period	0.7962	0.8033	0.8040	0.8838	1.0660

	(C$/$)
End of period	1.1653	1.1659	1.2034	1.2923	1.5800
High for period	1.0989	1.1507	1.1775	1.2923	1.5108
Low for period	1.1726	1.2704	1.3970	1.5751	1.6129
Average for period	1.1344	1.2116	1.3017	1.3916	1.5704
      On March 1, 2007, the Noon Buying Rate for the conversion of Euros and Canadian dollars to U.S. dollars was €0.7591 per U.S. dollar and C$1.1713 per U.S. dollar.
      In addition, certain financial information relating to our Celgar pulp mill, which we acquired in February 2005, included in this annual report is stated in Canadian dollars while we report our financial results in Euros. The following table sets out exchange rates, based on the noon rates as provided by the Bank of Canada, for the conversion of Canadian dollars to Euros in effect at the end of the following periods, the average exchange rates during these periods (based on daily noon rates) and the range of high and low exchange rates for these periods:

	Years Ended December 31,

	2006	2005	2004	2003	2002

	(C$/€)
End of period	1.5377	1.3805	1.6292	1.6280	1.6564
High for period	1.3523	1.3576	1.5431	1.4967	1.3682
Low for period	1.5377	1.6400	1.6915	1.6643	1.6564
Average for period	1.4244	1.5095	1.6169	1.5826	1.4832
      On March 1, 2007, the noon rate for the conversion of Canadian dollars to Euros was C$1.5430 per Euro.

PART I
ITEM 1. BUSINESS
      In this document, please note the following:

•	references to “we”, “our”, “us”, the “Company” or “Mercer” mean Mercer International Inc. and its subsidiaries, unless the context clearly suggests otherwise; and references to “Mercer Inc.” mean Mercer International Inc. excluding its subsidiaries;

•	references to “ADMTs” mean air-dried metric tonnes;

•	information is provided as of December 31, 2006, unless otherwise stated or the context clearly suggests otherwise;

•	all references to monetary amounts are to “Euros”, the lawful currency adopted by most members of the European Union, unless otherwise stated; and

•	“€” refers to Euros; “$” refers to U.S. dollars; and “C$” refers to Canadian dollars.
The Company

General
      Mercer Inc. was initially organized as a Washington business trust in 1968 and, effective March 1, 2006, converted, referred to as the “Conversion”, to a Washington corporation. The Conversion effected a change in legal form, but did not result in any change in business, management, fiscal year, accounting practices, assets or liabilities (except to the extent of legal and other costs of effecting the Conversion and maintaining ongoing corporate status) or location of offices and facilities. We continue to operate under the name “Mercer International Inc.” following consummation of the Conversion and continue to be engaged in the same business that we were engaged in previously and our shares of common stock continue to be quoted and listed for trading on the NASDAQ Global Market and the Toronto Stock Exchange.
      We operate in the pulp business and are one of the largest producers of market northern bleached softwood kraft, or “NBSK”, pulp in the world. We are the sole kraft pulp producer, and the only producer of pulp for resale, known as “market pulp”, in Germany, which is the largest pulp import market in Europe. Our operations are currently located in eastern Germany and western Canada. We currently employ approximately 1,052 people at our German operations, 401 people at our Celgar mill in Canada and 16 people at our office in Vancouver, British Columbia, Canada. We operate three NBSK pulp mills with a consolidated annual production capacity of approximately 1.4 million ADMTs:

•	Rosenthal mill. Our wholly-owned subsidiary, Rosenthal, owns and operates a modern, efficient ISO 9002 certified NBSK pulp mill that has an annual production capacity of approximately 310,000 ADMTs. Located near the town of Blankenstein, Germany, the Rosenthal mill is currently one of only two producers of market NBSK pulp in Germany, the other being our Stendal mill.

•	Stendal mill. Our 70.6% owned subsidiary, Stendal, completed construction of a new, state-of-the-art, single-line NBSK pulp mill in September 2004, which had an initial annual production capacity of approximately 552,000 ADMTs. The addition of two new digesters in December 2005, along with other measures, increased its production capacity to approximately 600,000 ADMTs. The Stendal mill is one of the largest NBSK pulp mills in Europe. The aggregate cost of the Stendal mill was approximately €1.0 billion. The Stendal project was financed through a combination of government grants totaling approximately €274.5 million, low-cost, long-term project debt which is largely severally guaranteed by the federal government of Germany and the state government of Sachsen-Anhalt, and equity contributions. The Stendal mill is situated near the town of Stendal, Germany, approximately 300 kilometers north of the Rosenthal mill.

•	Celgar mill. In February 2005, we acquired, referred to as the “Acquisition”, the Celgar mill, a modern, efficient ISO 9001 certified NBSK pulp mill that at the time had an annual production capacity of approximately 430,000 ADMTs. A C$28.0 million capital project initiated in 2006 has increased its capacity to approximately 470,000 ADMTs. The Celgar mill was completely rebuilt in the early 1990s through an C$850.0 million modernization and expansion project, which transformed it into a low-cost producer. The Celgar mill is located near the city of Castlegar, British Columbia, Canada, approximately 600 kilometers east of the port city of Vancouver, British Columbia.

      We also operated two paper mills in Germany that had an aggregate annual production capacity of approximately 70,000 ADMTs. We viewed these as non-core operations and divested them in 2006 and no longer operate in this business. Pursuant to SFAS 144, we account for this business as discontinued operations. As a result, certain previously reported amounts and the financial statements and related notes herein have been reclassified to conform to the current presentation. In 2006, we also divested our equity interest in a non-consolidated specialty paper mill in Switzerland. All of these divestitures were effected so that we could focus on our core pulp business.

History and Development of Business
      We originally invested in various real estate assets with the intention of becoming a real estate investment trust, but in 1985 changed our operational direction to acquiring controlling interests in operating companies. We acquired our initial pulp and paper operations in 1993.
      In late 1999, we completed a major capital project which, among other things, converted the Rosenthal mill to the production of kraft pulp from sulphite pulp, increased its annual production capacity from approximately 160,000 ADMTs to approximately 280,000 ADMTs, reduced costs and improved efficiencies. Subsequent minor capital investments and efficiency improvements increased the Rosenthal mill’s annual production capacity to approximately 310,000 ADMTs, and reduced emissions and energy costs. The aggregate cost of the project was approximately €361.0 million.
      In September 2004, we completed construction of the Stendal mill substantially on its planned schedule and budget at an aggregate cost of approximately €1.0 billion. We initially had a 63.6% ownership interest in Stendal and, in October 2006, increased our interest to 70.6% by acquiring a 7% minority interest therein for €8.1 million, of which €6.7 million was paid by a note that, at our election, we can satisfy in shares of our common stock.
      The Stendal mill is located near the town of Stendal, in the German State of Sachsen-Anhalt, approximately 300 kilometers north of the Rosenthal mill. As a result of the proximity of the Stendal mill to the Rosenthal mill and the use of similar equipment at both mills, we believe we realize operating synergies between the two operations, particularly in the areas of raw materials and supplies procurement, production engineering, maintenance and marketing.
      The Stendal mill is the largest market kraft pulp mill in Germany, the only other being our Rosenthal mill. The addition of production from the Stendal mill has allowed us to expand our customer base, as our two pulp mills produce slightly different grades of softwood kraft pulp suitable for different end uses.
      A significant portion of the capital investments at our German pulp mills, including the construction of the Stendal mill, were financed in large part through government guaranteed term financing and government grants. See “— Government Financing”.
      In February 2005, we completed the Acquisition of the Celgar mill for $210.0 million, of which $170.0 million was paid in cash and $40.0 million was paid in our shares, plus $16.0 million for the defined working capital at the mill on closing.
      The Acquisition of the Celgar mill reflects our strategy of acquiring world-class market NBSK pulp production capacity on terms below comparable replacement cost where we can use our management focus to enhance operations, improve profitability and create value for our stakeholders. The Acquisition makes us one of the largest producers of market NBSK pulp in the world. We now have a consolidated annual production capacity of approximately 1.4 million ADMTs of high quality NBSK pulp from three modern NBSK pulp mills located in Europe and North America. This has improved our service to those larger paper and tissue producing customers who wish to develop purchasing arrangements with pulp suppliers that can service them on a worldwide basis. The Celgar mill also diversified our revenue and cost base. Prior to the Acquisition, substantially all of our revenues resulted from sales in Europe. Approximately 81% and 69% of the Celgar mill’s sales in 2006 and 2005, respectively, were in Asia, which is currently the fastest growing market for

NBSK pulp imports. The Celgar mill’s costs are largely in Canadian dollars, which has reduced our relative exposure to the exchange rate between the U.S. dollar and Euro.
      In conjunction with the Acquisition, we sold $310.0 million in principal amount of 9.25% senior notes maturing in 2013 and an aggregate of approximately $91.0 million of our shares by way of separate public offerings. The net proceeds from the offering of the senior notes, our shares and cash on hand were utilized to pay the cash portion of the purchase price of the Acquisition, including defined working capital, transaction costs and to refinance all of the bank indebtedness of our Rosenthal mill and for working capital.
      In 2006, we divested our paper operations and interests to focus exclusively on our core pulp business.

Organizational Chart
      The following chart sets out our directly and indirectly owned principal operating subsidiaries, their jurisdictions of organization and their principal activities:
Competitive Strengths
      Our competitive strengths include the following:

•	Modern Low Cost NBSK Pulp Mills. We operate three large, modern, low cost NBSK pulp mills. The significant capital investments at the Rosenthal mill have resulted in a facility which ranks in the lowest cost quartile for NBSK pulp delivered to Europe. As a result of its state-of-the-art facilities and larger production capacity, the Stendal mill is designed to have lower production costs than the Rosenthal mill. The Celgar mill is a low cost producer of NBSK pulp and we are in the process of completing a capital improvement project for the Celgar mill that we believe will improve price realizations, increase production, improve reliability and lower production costs. The relative age and production capacity of our NBSK pulp mills provide us with certain manufacturing cost advantages over many of our competitors including lower maintenance capital expenditures.

•	High Quality NBSK Pulp Products. Our mills produce high quality NBSK pulp which is a premium grade of kraft pulp. Our Rosenthal mill continues to increase the proportion of its sales of reinforcement NBSK pulp, which is used to produce stronger papers and generally obtains the highest price. The Stendal mill produces a very high quality NBSK pulp product, although from a slightly different species mix, resulting in a complementary product more suitable for different end uses. The pulp produced at our Celgar mill also has excellent product characteristics.

•	Close Proximity to Customers. We are the sole kraft pulp producer and the only producer of market pulp in Germany, which is the largest pulp import market in Europe. Due to the proximity of the Rosenthal and Stendal mills to most of our European customers and the new member countries of the European Union, we benefit from lower transportation costs relative to our major competitors. Our Celgar mill, which is located in western Canada, is well situated to serve Asian and North American customers. We believe our ability to deliver pulp on a timely basis enhances customer satisfaction and has made us a preferred supplier for many customers.

•	Stable and Abundant Fiber Supply. There is a significant amount of high-quality fiber within a close radius of each of our mills. This fiber supply, combined with our purchasing power, lets us enter into contracts and arrangements which have generally provided us with a satisfactory fiber supply.
Corporate Strategy
      Our corporate strategy is to create shareholder value by focusing on the expansion of our asset and earnings base through organic growth and acquisitions primarily in Europe and North America. We pursue organic growth through active management and targeted capital expenditures designed to produce a high return by increasing production, reducing costs and improving quality. We seek to acquire interests in companies and assets in the pulp industry and related businesses where we can leverage our experience and expertise in adding value through a focused management approach. Key features of our strategy include:

•	Focusing on NBSK Market Pulp. We focus on NBSK pulp because it is a premium grade kraft pulp known for its strength and generally obtains the highest price relative to other kraft pulps. Although demand is cyclical, worldwide demand for kraft market pulp has grown at an average of approximately 3% per annum over the last ten years with higher growth rates in certain markets such as eastern Europe and Asia. We do not believe there are any significant new NBSK pulp production capacity increases coming online in the next several years due in part to fiber supply constraints and high capital costs.

•	Operating Modern, World-Class NBSK Pulp Production Facilities. In order to keep our operating costs as low as possible, with a goal of operating profitably in all market conditions, we operate large, modern NBSK pulp production facilities. We believe such production facilities provide the best platform to be an efficient, low cost producer of high quality NBSK pulp without the need for significant sustaining capital. We believe that this, coupled with announced and predicted potential pulp mill closures, assists us in becoming a preferred supplier to customers seeking a reliable, stable, long-term provider of high quality NBSK pulp.

•	Improving Efficiency and Reducing Operating Costs. We focus on increasing the productivity and operating efficiency of our production facilities through cost reduction initiatives, including targeted capital investments. We seek to make high return capital investments that increase the production and operating efficiency at our production facilities, reduce costs and improve product quality. We also seek to reduce operating costs by better managing certain operating activities at our facilities such as fiber procurement and sales and marketing activities. We coordinate these activities at our pulp facilities to realize on potential synergies among them. In particular, we are completing a number of initiatives to realize upon opportunities to reduce the operating costs, increase production and improve the financial results of the Celgar mill.

•	Enhancing Customer Relationships. We focus on continually improving our marketing and distribution capabilities to enhance our customer relationships and capitalize on our geographic diversification. We seek to differentiate ourselves from our competitors by consistently delivering high quality products to our customers on a global basis. We coordinate the marketing and distribution activities at our pulp mills to better service our customers.
The Pulp Industry

General
      Pulp is used in the production of paper, tissues and paper related products. Pulp is generally classified according to fiber type, the process used in its production and the degree to which it is bleached. Kraft pulp is produced through a sulphate chemical process in which lignin, the component of wood which binds individual fibers, is dissolved in a chemical reaction. Chemically prepared pulp allows the wood’s fiber to retain its length and flexibility, resulting in stronger paper products. Kraft pulp can be bleached to increase its brightness. Kraft pulp is noted for its strength, brightness and absorption properties and is used to produce a variety of products, including lightweight publication grades of paper, tissues and paper related products.
      The market value of kraft pulp depends in part on the fiber used in the production process. There are two primary species of wood used as fiber: softwood and hardwood. Softwood species generally have long, flexible fibers which add strength to paper while fibers from species of hardwood contain shorter fibers which lend bulk and opacity. Prices for softwood pulp are generally much higher than for hardwood pulp. Currently, the kraft pulp market is roughly evenly split between softwood and hardwood grades. Most uses of market kraft pulp, including fine printing papers, coated and uncoated magazine papers and various tissue products, utilize a mix of softwood and hardwood grades to optimize production and product qualities. In recent years, production of hardwood pulp, based on fast growing plantation fiber primarily from Asia and South America, has increased much more rapidly than that of softwood grades that have longer growth cycles. As a result of the growth in supply and lower costs, kraft pulp customers in recent years have substituted some of the pulp content in their products to hardwood pulp. Counteracting customers’ increased proportionate usage of hardwood pulp has been the requirement for strength characteristics in finished goods and paper and tissue makers focus on higher machine speeds and lower basis weights for publishing papers which also require the strength characteristics of softwood pulp. We believe that the ability of kraft pulp users to further substitute hardwood for softwood pulp is limited by such requirements.
      NBSK pulp, which is a bleached kraft pulp manufactured using species of northern softwood, is considered a premium grade because of its strength. It generally obtains the highest price relative to other kraft pulps. Southern bleached softwood kraft pulp is kraft pulp manufactured using southern softwood species and does not possess the strength found in NBSK pulp. NBSK pulp is the sole product of our mills.
      Kraft pulp can be made in different grades, with varying technical specifications, for different end uses. High quality kraft pulp is valued for its reinforcing role in mechanical printing papers, while other grades of kraft pulp are used to produce lower priced grades of paper, including tissues and paper related products.

Markets
      Producers ranging from small independent manufacturers to large integrated companies produce pulp worldwide. In 2005, more than 130 million ADMTs of kraft pulp were converted into printing and writing papers, tissues, cartonboards and other white grades of paper and paperboard around the world. Approximately 70% of this pulp was produced for internal purposes by integrated paper and paperboard manufacturers, and approximately 30% was produced for sale on the open market.
      Although demand is cyclical, worldwide demand for kraft market pulp has grown at an average rate of approximately 3% annually over the last ten years. The growth rate for NBSK pulp reflects this continuing demand, with growth rates higher than the general softwood kraft group.
      Western Europe accounts for approximately 35% of global market pulp demand with a growth rate of approximately 2% annually over the past ten years. Within Europe, Germany, with its large economy and sizable paper industry, has been the largest pulp market historically relying largely on imports from North America and Scandinavia.
      Demand for market pulp in Asia (excluding Japan) has been growing at approximately 24% annually over the past 15 years and currently accounts for approximately 30% of global demand. This demand growth has been driven by increasing per capita consumption combined with the mandated closure of numerous small, often non-wood based, pulp facilities in China. Canada is the largest exporter to this region.
      We expect Europe and Asia to continue to be significant net importers of pulp in the foreseeable future. The markets for kraft pulp are cyclical in nature and demand for kraft pulp is related to global and regional levels of economic activity. A measure of demand for kraft pulp is the ratio obtained by dividing the worldwide consumption of kraft pulp by the worldwide capacity for the production of kraft pulp, or the “consumption/capacity ratio”. An increase in this ratio generally occurs when there is an increase in global and regional levels of economic activity and low inventories of kraft pulp. An increase in this ratio generally indicates greater demand as consumption increases, which generally results in rising kraft pulp prices and a build-up of inventories by buyers and a reduction by producers. As prices continue to rise, producers continue to run at higher operating rates. However, an adverse change in global and regional levels of economic activity generally negatively affects demand for kraft pulp, often leading to a high level of inventory build-up by buyers. As demand falls, buyers generally reduce their purchases and rely on inventories of kraft pulp and many producers will run at lower operating rates by taking downtime to limit the build-up of their own inventories.

      The consumption/capacity ratio, excluding Indonesian and eastern European pulp producers, was approximately 96% in 2004, approximately 93% in 2005 and approximately 95% in 2006. We expect the long lead time and significant capital investment required to bring new pulp mills on stream to limit growth in industry capacity in the next few years.

NBSK Pulp Pricing
      Global economic conditions, changes in production capacity, inventory levels, and currency exchange rates are the primary factors affecting NBSK pulp list prices. The average annual European list prices for NBSK pulp between 1990 and 2006 ranged from a low of approximately $444 per ADMT in 1993 to a high of approximately $875 per ADMT in 1995.
      The 1995 price peak was followed by a steep decline as inventory levels for North American and Scandinavian, or “Norscan”, producers grew to over 2.5 million ADMTs by early 1996. Norscan producers currently produce a majority of the market NBSK pulp sold in North America and Europe and inventory levels held by Norscan producers are considered an industry benchmark in determining industry inventory levels. Between 1996 and 1999, list pulp prices remained relatively low due in part to the Asian financial crisis which began in late 1997.
      Prices started to recover in 1999 due to a combination of factors including a recovery in the Asian economy, the shutdown of unprofitable mills or older mills in need of environmental upgrades and a decline in capacity expansion. This contributed to tightening inventory levels among Norscan producers, resulting in list prices increasing to an average of approximately $710 per ADMT in the fourth quarter of 2000. However, the decline of the American and major European economies in 2001 caused a sharp reduction in paper demand. As a result, Norscan pulp inventories increased materially and list price levels eroded to an average of approximately $460 per ADMT in late 2001. Inventory levels ranged between approximately 1.3 million and 1.9 million ADMTs in 2002, and list prices averaged approximately $463 per ADMT in 2002. The weakening of the U.S. dollar against the Euro and other major currencies and an increase in demand resulting from improving American and major European economies in 2003 resulted in list prices for kraft pulp in Europe increasing to approximately $560 per ADMT in December 2003 despite relatively high inventory levels. List prices for kraft pulp in Europe continued to strengthen in 2004 due to the relatively weak U.S. dollar and improving world economies, and were approximately $625 per ADMT in December 2004. However, list prices for NBSK pulp declined in 2005 primarily due to the strengthening of the U.S. dollar and were approximately $600 per ADMT in Europe at the end of 2005. Pulp prices increased steadily in 2006 primarily as a result of the closure of several pulp mills, particularly in North America, which reduced NBSK capacity by approximately 1.2 million ADMTs, better demand and the general weakness of the U.S. dollar against the Euro and the Canadian dollar. At the end of 2006, list prices for NBSK pulp in Northern Europe had increased to $730 per ADMT.
      The following chart sets out European list prices for NBSK pulp for the periods indicated:
      A producer’s sales realizations will reflect customer discounts, commissions and other items and prices will continue to fluctuate in the future.

The Manufacturing Process
      The following diagram provides a simplified description of the kraft pulp manufacturing process at our pulp mills:
      In order to transform wood chips into kraft pulp, wood chips undergo a multi-step process involving the following principal stages: chip screening, digesting, pulp washing, screening, bleaching and drying.
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
      The heat produced by the recovery boiler is used to generate high-pressure steam. Additional steam is generated by a power boiler through the combustion of biomass consisting of bark and other wood residues from sawmills and our woodrooms, residue generated by the effluent treatment system and natural gas. The steam produced by the recovery and power boilers is used to power a turbogenerator to generate electricity, as well as to provide heat for the digesting and pulp drying processes.
Raw Materials
      Our mills are situated in regions which generally provide a relatively stable supply of fiber. The fiber consumed by our mills consists of wood chips produced by sawmills and pulp logs, which are cyclical in both price and supply. Wood chips are small pieces of wood used to make pulp and are a product of either wood waste from sawmills or pulp logs processed, or chipped, especially for this purpose. Pulp logs consist of lower quality logs not used in the production of lumber. The costs of wood chips and pulp logs are primarily affected by the supply and demand for lumber.
      In 2006 in Germany, the price of wood chips was also affected by increased demand from alternative or renewable energy producers and imbalances in supply because of low harvest levels resulting from severe winter conditions in late 2005 and early 2006. These low harvest levels were not made up during the course of 2006. These factors contributed to upward pressure on our fiber prices in the latter part of 2006 and for deliveries going into the first half of 2007. Severe winter storms in central Europe, including Germany in January 2007, resulted in very significant damage to the forests. We believe the damage to forests in Germany may be in excess of 20.0 million cubic meters of wood. We expect these damaged forests will be harvested by stakeholders as rapidly as practicable to preserve the value of the wood. We currently expect the harvesting and availability of this damaged wood to temper and moderate fiber prices in the second half of 2007.
      The wood chips for the Rosenthal mill are sourced from approximately 24 sawmills located in the States of Bavaria and Thuringia within a 150 kilometer radius of the Rosenthal mill. Within this radius, the Rosenthal mill is the largest consumer of wood chips. Given its location and size, the Rosenthal mill is often the best economic outlet for the sale of wood chips in the area. In 2006, the Rosenthal mill consumed approximately 1.7 million cubic meters of fiber. Approximately 68%, or approximately 1.1 million cubic meters, of such consumption was in the form of sawmill wood chips. The balance of approximately 32%, or approximately 0.5 million cubic meters, was in the form of pulp logs. Approximately 85% to 90% of the fiber consumed by the Rosenthal mill is spruce and the remainder is pine. We believe the Rosenthal mill’s fiber costs have historically been among the lowest for European pulp producers. The Rosenthal mill’s transportation division handled approximately 53% of our wood chip deliveries to the mill in 2006. While fiber costs and supply are subject to cyclical changes largely in the sawmill industry, we expect that we will be able to continue to obtain an adequate supply of fiber on reasonably satisfactory terms for the Rosenthal mill due to its location and our long-term relationships with suppliers. We have not historically experienced any material fiber supply interruptions at the Rosenthal mill.
      Wood chips for the Rosenthal mill are normally sourced from sawmills under one year or quarterly supply contracts with fixed volumes, which provide for price adjustments. More than 90% of our chip supply is sourced from suppliers with which we have a long standing relationship. At the end of March 2007, a three-year agreement for the supply of approximately 600,000 cubic meters of wood chips annually will conclude. We are currently negotiating a new agreement with this supplier, which we expect will have similar characteristics except for the term which will likely be shorter. Pulp logs are partly sourced from the state forest agencies in Thuringia, Saxony and Bavaria on a contract basis and partly from private holders, on the same basis as wood chips. Like the wood chip supply arrangements, these contracts tend to be of less than one year terms with quarterly adjustments for market pricing. We organize the harvesting of pulp logs sourced from the state forest agencies in Thuringia, Saxony and Bavaria after discussions with the agencies regarding the quantities of pulp logs that we require.
      Our own internal wood procurement department handles and sources the fiber requirements for the Rosenthal mill. Five people are employed in the department currently. We coordinate the fiber procurement for the Rosenthal and Stendal mills.
      The fiber consumed by the Stendal mill consists of wood chips and pulp logs. In 2006, the Stendal mill consumed approximately 2.8 million cubic meters of fiber. The core wood supply region for the Stendal mill includes most of the northern part of Germany within an approximate 240 kilometer radius of the mill. The wood supply potential in this core region is not yet fully utilized and we expect that it should be able to supply all of the fiber needed by the mill. We also purchase wood chips from southwestern and southern Germany.

The fiber base in the planned wood supply area for the Stendal mill consisted of approximately 55% pine and 45% spruce and fir in 2006. Approximately 20% of the fiber consumed by the Stendal mill in 2006 was in the form of sawmill wood chips and approximately 80% in the form of pulp logs. The Stendal mill has sufficient chipping capacity to fully operate using solely pulp logs, if required. We source wood chips from sawmills within an approximate 600 kilometer radius of the Stendal mill. We source pulp logs partly from private forest holders and partly from state forest agencies in Thuringia, Sachsen-Anhalt, Mecklenburg-Vorpommern, Sachsen, Niedersachsen, Nordrhein-Westfalen, Hessen and Brandenburg.
      Stendal has its own wood procurement organization to handle the fiber requirements. Currently, there are approximately 113 people employed in this division. This division focuses on three principal activities, being wood procurement and sales, harvesting and transportation. The procurement and sales main activity is to procure the required wood chip and pulp log assortments for the mill’s annual production. In conjunction with this activity, it may also procure higher quality sawlogs, either through harvesting or through purchases that it can sell or trade with others for wood chips in order to optimize the fiber mix. These trading activities employ two people. The harvesting activities in 2007 will focus on acquiring up to approximately 500,000 cubic meters per annum of harvestable timber, of which approximately 65% is expected to be pulp logs and the balance likely to be higher quality logs to be sold or traded to third parties for wood chips. We currently expect that approximately 62% of this volume may be harvested directly by us and the balance contracted out to third parties. Approximately 48 employees will be engaged in such harvesting activities. Transportation activities focus on managing, controlling and optimizing shipping and flows of pulp logs to the mill and employ up to 33 people.
      We believe we are the largest consumer of wood chips and pulp logs in Germany and often provide the best, long-term economic outlet for the sale of wood chips in eastern Germany. We coordinate the wood procurement activities for the Rosenthal and Stendal mills to reduce overall personnel and administrative costs, provide greater purchasing power and coordinate buying and trading activities. This coordination and integration of fiber flows also allows us to optimize transportation costs, and the species and fiber mix for both mills.
      The Celgar mill has a secure supply of high quality fiber that it purchases from a number of Canadian and U.S. suppliers. The supply of fiber at the mill is characterized by a mix of a variety of species (whitewoods and cedar). In 2006, the Celgar mill consumed approximately 3.0 million cubic meters of fiber. Two sources of fiber are used to meet this demand: chips purchased from nearby sawmills and chipping facilities, and pulp logs purchased from local logging contractors. All of the Celgar mill’s fiber is sourced externally with approximately 90% covered under chip contracts and the remaining 10% coming from the pulp logs processed through its woodroom.
      The Celgar mill has entered into long and short-term chip supply agreements with approximately 30 different suppliers from British Columbia, Canada and the U.S. for a total of approximately 2.8 million cubic meters (excluding chips from its own woodroom). This represents approximately 90% of total annual fiber requirements at the mill. The woodroom supplies the remaining chips to meet the mill’s annual fiber requirements. Chips are purchased in Canada and the U.S. in accordance with chip purchase agreements. Generally, pricing is reviewed and adjusted to reflect market prices on a regular basis. The majority of the agreements are for periods ranging between two and five years. Several of the longer-term contracts are so-called “evergreen” agreements, where the contract remains in effect until one of the parties elects to terminate. Termination requires a minimum of two, and in some cases, five years written notice. Certain non-evergreen long-term agreements provide for renewal negotiations prior to expiry. The Celgar mill has contracts with two sawmills, which are both owned by the same parent. These sawmills comprise approximately 25% of the Celgar mill’s total fiber supply. One of these chip agreements remains in effect until December 31, 2008 and thereafter, if not extended, continues, subject to volume reductions, indefinitely, subject to termination by either party upon two years’ prior notice. The other agreement is an evergreen agreement that remains in effect until terminated upon five years’ prior notice. The chip agreements each contain provisions that may vary chip volume delivery commitments based on certain criteria.
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
Pulp Cash Production Costs
      Cash production costs for our pulp mills for 2006 and 2005 and our Rosenthal mill for 2004 are as follows:

	Years Ended December 31,

Costs	2006	2005(1)(2)	2004(2)

	(per ADMT)
Fiber	€192	€171	€171
Labor	46	46	52
Chemicals	42	42	43
Energy(3)	7	8	(1)
Other	41	40	33

Total cash production costs(4)	€328	€307	€298

(1)	The amounts presented are from the time of the Acquisition of the Celgar mill in February 2005. Amounts in respect of the Celgar mill are included in Euros and have been converted at the average rate of exchange in 2006 and 2005, respectively, for the conversion of Canadian dollars to Euros.

(2)	The Stendal mill was completed and started up in September 2004. During the balance of 2004, the Stendal mill underwent extensive testing and evaluation. As a result, cash production costs for the Stendal mill for 2004 are not included as they are not meaningful. In 2005, the Stendal mill was ramping up production and cash production costs are not necessarily indicative of its operating capability.

(3)	Net of energy revenues.

(4)	Cost of production per ADMT produced excluding depreciation.
Our Product
      We manufacture and sell NBSK pulp produced from wood chips and pulp logs.
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
      Kraft pulp is valued for its reinforcing role in mechanical printing papers and is sought after by producers of paper for the publishing industry, primarily for magazines and advertising materials. Kraft pulp produced for reinforcement fibers is considered the highest grade of kraft pulp and generally obtains the highest price. Through a focused technical and marketing effort, we have changed the mix of the kraft pulp that we produce at the Rosenthal mill to substantially increase our relative amount of reinforcement fibers from approximately 16% at the beginning of 2000 to approximately 50% at the end of 2006.
      The Rosenthal mill produces pulp for reinforcement fibers to the specifications of certain of our customers. We believe that a number of our customers consider us their supplier of choice. For more information about the facilities at the Rosenthal mill, see “Item 2 — Properties”.
      The kraft pulp produced at the Stendal mill is of a slightly different grade than the pulp produced at the Rosenthal mill as the mix of softwood fiber used is slightly different. This results in a complementary product more suitable for different end uses. The Stendal mill is capable of producing both totally chlorine free and elemental chlorine free pulp. For more information about the facilities at the Stendal mill, see “Item 2 — Properties”.

      The Celgar mill produces high quality kraft pulp that is made from a unique blend of slow growing/long-fiber western Canadian tree species. It is used in the manufacture of high quality paper and tissue products. We believe the Celgar mill’s pulp is known for its excellent product characteristics, including tensile strength, wet strength and brightness. The Celgar mill is a long-established supplier to paper producers in Asia. For more information about the facilities at the Celgar mill, see “Item 2 — Properties”.
Sales, Marketing and Distribution
      The distribution of our pulp sales volume and revenues by geographic area are set out in the following table for the periods indicated:

	Years Ended December 31,(1)

	2006	2005	2004

Revenues by Geographic Area
Germany	€154,388	€91,460	€56,526
China	141,296	82,356	8,463
Italy	60,057	71,742	51,504
Other European Union countries(2)	117,016	91,308	48,890
Other Asia	75,522	56,953	4,362
North America	39,761	37,643	—
Other countries	28,586	16,191	8,767

Total(3)	€616,626	€447,653	€178,512

(1)  We completed construction of and started up our Stendal mill in the third quarter of 2004. As a result, the data for 2004 includes results from the Stendal mill from the time of its start up in mid-September 2004. The data presented also includes results from the Celgar mill from the time we acquired the mill in February 2005.
(2)  Not including Germany or Italy; includes new entrant countries to the European Union from their time of admission.
(3)  Excluding intercompany sales volumes of 13,234, 14,289 and 6,576 of pulp and intercompany net sales revenues of approximately €6.4 million, €6.3 million and €2.8 million in 2006, 2005 and 2004, respectively.
     The following charts illustrate the geographic distribution of our revenues for the periods indicated:

Year Ended	Year Ended	Year Ended
December 31, 2006	December 31, 2005	December 31, 2004

(1)  Includes new entrant countries to the European Union from their time of admission.
     Our global sales and marketing group has been responsible for conducting all sales and marketing of the pulp produced at our three pulp mills since 2005. About 19 employees are currently engaged full time in such activities. We co-ordinate and integrate the sales and marketing activities at the Rosenthal mill and the Stendal mill to realize on a number of synergies between them. These include reduced overall administrative and personnel costs and co-ordinated selling, marketing and transportation activities. We also coordinate sales from the Celgar mill with our German mills on a global basis, thereby providing our larger customers with seamless service across all major geographies. Coordinating overall pulp sales from our three pulp mills also allows us to focus our sales on our most transport logical customers.
      The Rosenthal and Stendal mills are currently the only market kraft pulp producers in Germany, which is the leading import market for kraft pulp in Europe. We therefore have a material competitive transportation cost advantage compared to Norscan pulp producers when shipping to customers in Europe. Due to the location of our German mills, we are able to deliver pulp to many of our customers primarily by truck. Most trucks that deliver goods into eastern Germany generally do not also haul goods out of the region as eastern Germany is primarily an importer of goods. We are therefore able to obtain relatively low freight rates for the delivery of our products to many of our customers. Since many of our customers are located within a 500 kilometer radius of our Rosenthal and Stendal mills, we can generally supply pulp to customers of these mills faster than our competitors because of the short distances between the mills and our customers. For our customers in western Europe, we can, if requested, often supply them with pulp within one day of it being ordered.
      Historically, the Celgar mill sold all of its pulp through sales agents. In 2005, our sales force took over responsibility for supervising and managing all of Celgar’s sales agents and performing some of its sales functions directly. Such changes have resulted in reduced agents’ commissions and fees, increased contract sales and improved pulp price realizations. We are also focusing sales from the Celgar mill to our most transport logical customers, including expanding sales from the mill to the U.S. midwest.
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
      Our pulp sales are on customary industry terms. At December 31, 2006, we had no material payment delinquencies. In 2006 and 2005, no single customer accounted for more than 10% of our pulp sales. In 2004, one customer accounted for approximately 10% of our pulp sales. Our pulp sales are not dependent upon the activities of any single customer or upon a concentrated group of major customers.
Capital Expenditures
      In 2006, we continued with our capital investment programs designed to increase production capacity, improve efficiency and reduce effluent discharges and emissions at our manufacturing facilities. The improvements made at our mills over the past five years have reduced operating costs and increased the competitive position of our facilities.
      Capital investments at the Rosenthal mill in 2006 related mainly to the installation of a wash press in the bleach plant and the surface improvements to the chip yard at an aggregate cost of approximately €13.4 million and other projects relating to maintaining the quality and efficiency of the mill. We estimate capital expenditures at the Rosenthal mill to be approximately €5.2 million for 2007 relating primarily to a dust filter for the lime kiln, a new white liquor tank, noise reduction for the cooling towers and other smaller projects relating to maintaining the quality and efficiency of the mill.
      Construction of the Stendal mill was completed in the third quarter of 2004. Total capital costs incurred in respect of the project in 2004 were approximately €396.6 million. Total capital expenditures at the Stendal mill in 2006 and 2005 were €2.5 million and €8.3 million, respectively. Capital expenditures in 2006 and 2007 related primarily to replacement investment and smaller optimization items. We estimate capital expenditures for the Stendal mill for 2007 to be approximately €6.0 million.
      Qualifying capital investments at industrial facilities in Germany to reduce effluent discharges offset wastewater fees that would otherwise be required to be paid. For more information about our environmental capital expenditures, see “— Environmental”.

      Total capital expenditures at the Celgar mill in 2006 and since its acquisition in February 2005 were €16.0 million and €21.3 million, respectively. In 2005, we commenced the C$28.0 million capital improvement project at the Celgar mill. The objective of this project was to reduce operating costs, increase production capacity and enhance the operating efficiency and reliability of the mill. The major components of the capital project consisted of the installation of two new Compact Wash Presses and the expansion of one of the pulp machine dryers at an aggregate cost of approximately C$28.0 million. The project commenced in 2005 and is expected to be completed in 2007. In 2006, the most significant capital expenditures related to a capital improvement project in the amount of approximately €13.0 million. We estimate capital expenditures for the Celgar mill for 2007 to be approximately €9.3 million and to primarily relate to finalization of the aforesaid capital project, specifically the installation of dryer decks on the #2 pulp machine.
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
      Such government grants are not reported in our income. These grants reduce the cost basis of the assets purchased when the grants are received.
      The following table sets out the capital expenditures and government grants recorded by Mercer for the periods indicated:

	Years Ended December 31,

	2006	2005	2004	Total

	(in thousands)
Capital expenditures, gross	€31,958	€20,761	€400,516	€453,235	(1)

Government grants	€9,101	€84,694	€103,574	€197,369

(1)	The total cost of the conversion of the Rosenthal mill to produce kraft pulp was approximately €361.0 million. We also received government grants totaling approximately €101.7 million in connection with such capital investments.
     In addition, the Stendal mill qualified for approximately €274.5 million of government grants, all of which have been received as at December 31, 2006. For more information about the Stendal mill, see “— Stendal Pulp Mill”.

      The following table sets out for the periods indicated the effect of these government grants on the recorded value of such assets in our consolidated balance sheets:

	As at December 31,

	2006	2005	2004

	(in thousands)
Properties, net (as shown on consolidated balance sheets)	€972,143	€1,015,363	€927,055
Add back: government grants less amortization, deducted from properties	341,710	327,723	259,133

Properties, gross amount including government grants less amortization	€1,313,853	€1,343,086	€1,186,188

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
      Our Stendal Project Facility is guaranteed up to 80% pursuant to such governmental guarantees. As a result, such facility benefits from lower interest costs and other credit terms than would otherwise be available.
Stendal Pulp Mill
      We are a 70.6% owner in Stendal, which operates the Stendal mill. The other shareholder of Stendal is E&Z Industrie-Lösungen GmbH, formerly called RWE Industrie-Lösungen GmbH, or “RWE”, as to a 29.4% interest. We initially had a 63.6% interest in Stendal and acquired an additional 7% interest in October 2006 for €8.1 million. Construction of the Stendal mill was completed in September 2004. The aggregate cost of the Stendal mill was approximately €1.0 billion.
      The summaries of certain material provisions of agreements entered into in connection with the Stendal mill set forth herein are not complete and such summaries, including definitions of certain terms, are qualified in their entirety by reference to such agreements on file with the SEC.

Control and Management
      We, Stendal and its other current shareholder, RWE, are parties to a shareholders’ agreement dated August 26, 2002, as amended, to govern our respective interests in Stendal. The agreement contains terms and conditions customary for these types of agreements, including restrictions on transfers of share capital and shareholder loans other than to affiliates, rights of first refusal on share and shareholder loan transfers, pre-emptive rights and piggyback rights on dispositions of our interest. The shareholders are not obligated to fund any further equity capital contributions to the project. Pursuant to the shareholders’ agreement, we are entitled to transfer up to 12.5% of our interest in Stendal without the prior consent of the other shareholders. The shareholders’ agreement provides that Stendal’s managing directors may be appointed by holders of a simple majority of its share capital. Further, shareholder decisions, other than those mandated by law or for the provision of financial assistance to a shareholder, are determined by a simple majority of Stendal’s share capital. If a shareholder is in default under the shareholders’ agreement or commits certain acts of insolvency or bankruptcy, it shall be considered to be a defaulting shareholder and must offer to sell its share capital and shareholder loans to the remaining shareholders on a pro rata basis, to a third party nominated by the other shareholders or permit them to be redeemed by Stendal. Other than in circumstances where a shareholder is considered to be a defaulting shareholder, the shareholders’ agreement does not provide for any mandatory or forced purchases and sales of a shareholder’s interest in Stendal.

      We coordinate and integrate various activities at the Rosenthal and Stendal mills to realize efficiencies and optimize the cost structure of each mill. Such activities include wood procurement, a sales organization that coordinates and handles the sales and marketing of the pulp produced by both mills, purchases of supplies and stores, maintenance activities, workforce and management training and transportation. We are also coordinating sales from the Celgar mill with our Rosenthal and Stendal mills on a global basis, thereby providing our larger customers with seamless service across all major geographies.

EPC Contract/ Acceptance of the Stendal Mill
      The Stendal mill was constructed under a €716.0 million fixed-price turn-key engineering, procurement and construction, or “EPC”, contract between Stendal and RWE, referred to as the “principal” or “EPC contractor”. RWE’s obligations under the EPC contract are guaranteed by its parent company.
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
      Pursuant to the EPC contract, construction of the Stendal mill was completed substantially on its planned schedule and budget in September 2004. Such completion meant that the construction and installation of all equipment and works were essentially finished and final checks occurred so that continuous production from the mill could commence. The mill underwent extensive testing and evaluation in December 2004 to determine whether certain performance requirements had been met, referred to as the “Acceptance Test”. The Acceptance Test required, among other things, that the mill continuously produce pulp for a 72-hour period in compliance with specified operational, quality and environmental requirements. The Acceptance Test was generally successful. We reviewed the results of the Acceptance Test with the lenders under the project finance facility related to the Stendal mill and certain suppliers. RWE and certain suppliers entered into a definitive agreement with us in the first quarter of 2005 pursuant to which they implemented certain remedial measures at the mill. These included the installation of two additional digesters and related equipment, improvements to the non-condensable gas, or “NCG”, boiler and water treatment plant, reimbursement to Stendal of certain costs and the provision of certain warranties.
      The installation of the two additional digesters was completed in the fourth quarter of 2005 and increased the number of digesters at the Stendal mill from eight to ten. These additional digesters, along with other measures, have increased the annual production capacity of the Stendal mill to approximately 600,000 ADMTs. These digesters have enhanced the reliability and overall operating performance of the Stendal mill. The two additional digesters had a capital cost of approximately €8.0 million, of which we paid €2.0 million and the balance was paid by RWE and certain suppliers.
      In the first quarter of 2005, we delivered the acceptance certificate to RWE and assumed responsibility for the operation of the mill, subject to RWE’s warranty obligations.
      The EPC contract provides for reciprocal indemnities between us and RWE pursuant to which we each agree to indemnify the other in respect of losses or claims arising from negligent, illegal or other wrongful acts in connection with the agreement or arising out of any violation of applicable laws or permits.
      Notwithstanding the Acceptance Test, pursuant to the EPC contract, each department of the mill is also tested on a stand-alone basis for compliance with its design specifications. Under the EPC contract, RWE warrants conformity to specifications, compliance with permits and laws, suitability for intended use, compliance with performance requirements and against defects in construction for a stipulated period, subject to extension in certain circumstances. The testing and warranty are highly technical and include detailed design and performance specifications. Some of the prescribed testing was unsatisfactory to Stendal. As is common in large greenfield projects like the Stendal mill, Stendal made a significant number of claims, including rights to penalties and/or liquidated damages against the contractor under the EPC contract prior to the expiry of the applicable warranty claim period in 2006. Many claims are highly technical and relate to, among other things, design and performance specifications and reliability, as well as penalties in regards to delays. During the last quarter of 2006, Stendal and the contractor agreed to try to work to resolve such outstanding claims without either party seeking recourse to arbitration or other similar legal remedies under the EPC contract.
      The most significant performance claim by Stendal pursuant to the EPC contract related to the mill’s steam turbine. Stendal believed that the turbine equipment had design limitations that prevented it from realizing its full capacity and achieving the stipulated power generation targets. In late 2006, the contractor and Stendal agreed in principal to correct the turbine deficiency, which is expected to be completed during Stendal’s annual planned maintenance shut down in the second quarter of 2007. Pursuant to the agreement in principal, the contractor will design, engineer, manufacture, procure and construct stipulated repair and refurbishment works to ancillary equipment at the turbine. The cost of such refurbishment work, along with lost power generation revenues during the refurbishment period, shall be at the cost of the contractor and its subcontractors. Except as otherwise agreed, the agreement in principal will not amend or alter the warranties or performance specifications of the EPC contract. The agreement in principal is subject to the parties reaching a formal binding agreement which is expected to be completed in the first quarter of 2007.
      Currently, we cannot predict with any certainty which claims of Stendal the contractor may accept, the amount, if any, of any recoveries associated therewith, whether the agreement in principal for the turbine refurbishment will be implemented or the final determination of such claims, whether through further work and retesting by the contractor, legal proceedings, negotiation or other settlement.
      Under the EPC contract, RWE has provided irrevocable bank guarantees in our favor, in agreed upon amounts, as security for an initial advance payment and for any deficiencies arising during the warranty period. In July 2006, RWE was required to provide an additional guarantee in the same form, in respect of the same matters, in an amount not less than 5% of the contract price which shall remain in effect until January 1, 2009.

Stendal Mill Financing
      Total investment costs in connection with the project are approximately €1.0 billion, the majority of which was provided under a senior project finance facility, referred to as the “Stendal Loan Facility”, arranged by Bayerische Hypo-und Vereinsbank AG, referred to as “HVB”, pursuant to a project finance loan agreement, referred to as the “Project Finance Loan Agreement”, entered into between Stendal and HVB. See “— Description of Certain Indebtedness — Stendal Loan Facility”.
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
      Subject to the Court’s schedule, we believe a hearing as to whether the appellant has standing to bring the appeal may be heard in 2007. If the Court determined the appellant had standing, such decision was upheld on appeal and the matter is not otherwise settled, we believe that a hearing on the merits of the appeal would occur in late 2007 or 2008. In the event the appellant was then successful on the merits and such decision was again upheld on appeal, the issue of whether the amount of state aid granted to the Stendal mill should be reduced would be remanded back to the Commission for reconsideration. Although we cannot assure you as to the outcome of any such redetermination, we believe that, given the Commission’s criteria and the factual circumstances related to the Stendal mill including demand trends in the pulp business, there would be no basis for the Commission to reduce the level of state aid. If the Commission determined to reduce the level of state aid available to the Stendal mill and such decision was upheld on appeal, Stendal would be required to repay a portion of the previously received state aid back to the German government. While we do not expect an adverse outcome, litigation is inherently uncertain and there can be no assurance of the final outcome.
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

Stendal Loan Facility
      The Stendal Loan Facility is in the aggregate amount of €828.0 million and is divided into tranches which cover, among other things, project construction and development costs, financing and start-up costs and working capital, as well as the financing of a debt service reserve account, approved cost overruns and a revolving loan facility to cover any time lag for receipt of grant funding and value-added tax refunds in the amount of €160.0 million, referred to as “Tranche E”. Other than the revolving working capital tranche, no further advances are currently available under the Stendal Loan Facility. Further, Stendal has repaid and discharged Tranche E with the proceeds from grant funding and value added tax refunds.
      Pursuant to the Project Finance Loan Agreement, interest on the credit facilities was to accrue at variable rates between Euribor plus 0.60% and Euribor plus 1.55% per year. The Project Finance Loan Agreement provides for facilities to allow us to manage our risk exposure to interest rate risk, currency risk and pulp price risk by way of interest rate swaps, Euro and U.S. dollar swaps and pulp hedging transactions, subject to certain controls, including certain maximum notional and at-risk amounts. Pursuant to the terms of the Project Finance Loan Agreement, in 2002 Stendal entered into interest rate swap agreements in respect of borrowings under the Stendal Loan Facility to fix most of the interest costs under the Stendal Loan Facility at a rate of 3.795% per year until April 2004 and at a rate of 5.28% commencing May 2004, plus margin, until final payment in October 2017. For more information, see “Item 7A — Quantitative and Qualitative Disclosures about Market Risk”. In March 2003, as part of its loan syndication, HVB exercised its right under the Stendal Loan Facility to increase its up-front arrangement fee by 20 basis points and the rate of interest under the facility by 30 basis points.
      As required, Stendal reduced the aggregate advances outstanding under the Stendal Loan Facility to €599.0 million at the end of 2006 from a maximum original amount of €638.0 million (assuming no draws for approved cost overruns). The tranches are generally repayable in installments and mature between the fifth and 15th anniversary of the first advance under the Stendal Loan Facility for project construction and development costs. Subject to various conditions, including a minimum debt service coverage test, Stendal may make distributions, in the form of interest and capital payments on shareholder debt or dividends on equity invested, to its shareholders, including us.
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
      In connection with the Stendal Loan Facility, we entered into a shareholders’ undertaking agreement, referred to as the “Undertaking”, dated August 26, 2002, as amended, with RWE and HVB in order to finance the shareholders’ contribution to the Stendal mill. Pursuant to the terms of the Undertaking, on the Stendal Financing Closing Date the shareholders of Stendal, on a pro rata basis, subscribed for €15.0 million of share capital of Stendal and advanced to it €55.0 million in subordinated loans. In addition, on a pro rata basis, the shareholders of Stendal advanced to it €30.0 million of stand-by equity to, among other things, cover approved cost overruns, fund the equity reserve account and partially fund the debt service reserve account under the Stendal Loan Facility. On the closing of the Stendal Loan Facility, we provided HVB with a cash deposit for our pro rata portion of such equity reserve account. Our total funding commitment under the Undertaking was €63.5 million, all of which was effected in August 2002. In 2006, when we acquired an additional 7% minority interest in Stendal, we also acquired the holder’s pro rata interest in the outstanding shareholder loans and standby equity of Stendal. Pursuant to the Undertaking, we have agreed, for as long as Stendal has any liability under the Stendal Loan Facility to HVB, to retain control over at least 51% of the voting shares of Stendal. We have no further capital commitments with relation to the Stendal mill.

Rosenthal Loan Facility
      In conjunction with the Acquisition and the repayment of Rosenthal’s prior bank indebtedness, in February 2005, we established a new revolving working capital facility for the Rosenthal mill, referred to as the “Rosenthal Loan Facility”. The €40.0 million revolving working capital facility for the Rosenthal mill, arranged by HVB, consists of a revolving credit facility which may be utilized by way of cash advances or advances by way of letter of credit or bank guarantees. The facility matures in February 2010. The interest payable on cash advances is LIBOR or EURIBOR plus 1.55%, plus certain other costs incurred by the lenders in connection with the facility. Each cash advance is to be repaid on the last day of the respective interest period and in full on the termination date and each advance by way of a letter of credit or bank guarantee shall be repaid on the applicable expiry date of such letter of credit or bank guarantee. An interest period for cash advances shall be three, six or 12 months or any other period as Rosenthal and the lenders may determine.

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

Celgar Working Capital Facility
      In May 2006, we replaced our $30.0 million working capital facility for the Celgar mill with a new C$40.0 million facility. The replacement facility consists of a three-year revolving working capital credit facility maturing in May 2009. The borrower under the facility is Zellstoff Celgar Limited Partnership, which is our wholly owned subsidiary that owns the Celgar mill. Availability of drawdowns under the facility is subject to a borrowing base limit that is based upon the Celgar mill’s eligible accounts receivable and inventory levels from time to time. The revolving facility is available by way of: (i) Canadian and U.S. denominated advances which bear interest at a designated prime rate plus 0.50% for Canadian advances and at a designated base rate plus 0.50% per annum for U.S. advances; (ii) banker’s acceptance equivalent loans which bear interest at the applicable Canadian dollar bankers’ acceptance rate plus 2.25% per annum; and/or (iii) LIBOR advances which bear interest at the applicable LIBO rate plus 2.25% per annum. The facility incorporates two sub lines, a $2.0 million letter of credit sub line and a $3.0 million foreign exchange contract sub line. Under these sub lines the lender will provide letters of credit guarantees and foreign exchange contract guarantees up to a maximum of $2.0 million and $3.0 million, respectively, subject, in each case, to the facility limit and payment of applicable fees. The borrower is also required to pay a 0.25% per annum standby fee monthly in arrears on any unutilized portion of the revolving facility. This facility is secured by, among other things, a first fixed charge on the current assets of the borrower.

Convertible Notes
      In October 2003, we issued $82.5 million in aggregate principal amount of 8.5% convertible senior subordinated notes due 2010, referred to as the “convertible notes”. In December 2006, we purchased and cancelled an aggregate of approximately $15.2 million principal amount of such notes in exchange for approximately 2.2 million shares of our common stock.
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
      The convertible notes are convertible, at the option of the holder, unless previously redeemed, at any time on or prior to maturity into our common shares at a conversion price of $7.75 per share, which is equal to a conversion rate of approximately 129 shares per $1,000 principal amount of convertible notes, subject to adjustment.
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

Senior Notes
      In conjunction with the Acquisition of the Celgar mill and the repayment of Rosenthal’s bank indebtedness, in February 2005, we issued $310.0 million in principal amount of senior notes. The senior notes bear interest at the rate of 9.25% per annum and mature on February 15, 2013. Interest on such notes is payable in arrears on February 15 and August 15 of each year the notes are outstanding. The notes are our senior unsecured obligations and, accordingly, will rank junior in right of payment to all existing and future secured indebtedness and all indebtedness and liabilities of our subsidiaries, equal in right of payment with all existing and future unsecured senior indebtedness and senior in right of payment to the 8.5% convertible senior subordinated notes due 2010 and any future subordinated indebtedness. We may redeem the notes on or after February 15, 2009, in whole or in part, at the applicable redemption prices plus accrued and unpaid interest, if any, to the redemption date. In certain circumstances, we may also redeem up to 35% of the aggregate principal amount of the notes at any time prior to February 15, 2008 at a redemption price of 109.35% of the principal amount, plus accrued and unpaid interest, if any, to the redemption date with the net cash proceeds of certain equity offerings. The notes were issued under an indenture which, among other things, restricts our ability and the ability of our restricted subsidiaries under the indenture to: (i) incur additional indebtedness or issue preferred stock; (ii) pay dividends or make other distributions to our stockholders; (iii) purchase or redeem capital stock or subordinated indebtedness; (iv) make investments; (v) create liens and enter into sale and lease back transactions; (vi) incur restrictions on the ability of our restricted subsidiaries to pay dividends or make other payments to us; (vii) sell assets; (viii) consolidate or merge with or into other companies or transfer all or substantially all of our assets; and (ix) engage in transactions with affiliates. These limitations are subject to other important qualifications and exceptions.
Environmental
      Our operations are subject to a wide range of environmental laws and regulations, dealing primarily with water, air and land pollution control. In recent years, we have devoted significant financial and management resources to comply with all applicable environmental laws and regulations. Our total capital expenditures on environmental projects at our production facilities were approximately €2.0 million in 2006 and are expected to be approximately €3.2 million in 2007.
      We believe we have all required environmental permits, authorizations and approvals for our operations. We believe our operations are currently in substantial compliance with the requirements of all applicable environmental laws and regulations and our respective operating permits.
      Under German state environmental rules relating to effluent discharges, industrial users are required to pay wastewater fees based upon the amount of their effluent discharge. These rules also provide that an industrial user which undertakes environmental capital expenditures and lowers certain effluent discharges to prescribed levels may offset the amount of these expenditures against the wastewater fees that they would otherwise be required to pay. In 2006, we received confirmation from German environmental authorities that certain environmental initiatives and capital expenditures undertaken by us would qualify to offset approximately €14.0 million of accrued wastewater fees for the period of mid-2004 to the end of 2006. As a result, in 2006, we reversed such accruals. We estimate that the aggregate wastewater fees we saved in 2006 as a result of environmental capital expenditures and initiatives to reduce allowable emissions and discharges at our German pulp mills were approximately €7.7 million. We expect that capital investment programs and other environmental initiatives at our German pulp mills will mostly offset the wastewater fees that may be payable for 2007 and 2008 and will ensure that our operations continue in substantial compliance with prescribed standards.
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
      The Rosenthal mill has a relatively modern biological wastewater treatment and oxygen bleaching facility. We have significantly reduced our levels of Adsorbable Organic Halogen discharge at the Rosenthal mill and we believe the Rosenthal mill’s Adsorbable Organic Halogen and Chemical Oxygen Demand discharges are in compliance with the standards currently mandated by the German government. In 2003 we completed a strategic capital project to reconstruct the landfill at the Rosenthal mill so that it will be useable for an additional 15 years.
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
      The Celgar mill has a number of permits regulating air emissions, including those with respect to sulphur dioxide, referred to as “SO2”. While the mill’s overall SO2 emissions are generally well below the total SO2 emissions permitted to be discharged under its air permits, the mill’s lime kiln SO2 emissions periodically exceed emissions allowed under its individual SO2 air permit. The Ministry of Water, Land and Air Protection in British Columbia, referred to as MWLAP, has been advised of the level of SO2 emissions at the lime kiln and apprised of the mill’s efforts to correct the same. The mill is monitoring the level of SO2 emissions from the lime kiln and has submitted an application to the MWLAP to amend its air permits to lower overall SO2 emissions for the mill while increasing the SO2 emission discharge limit on its lime kiln permit. The requested amendments to the mill’s air permits are classified as minor and have not been opposed by any third party. Although no assurances can be provided, we currently expect the MWLAP to approve the amendments of the mill’s air permits in 2007. In the event that such permit amendments are not available, our consulting engineers have preliminarily estimated the capital cost to correct the SO2 emissions at the lime kiln to be in the range of C$1.5 million to C$2.0 million. Although the MWLAP has not taken actions or imposed any fines to date, there can be no assurance that any permit amendment will be successful, that MWLAP may not take action in the future or that the capital requirements to address the same will not exceed the preliminary estimates.
      The Celgar mill operates two landfills, a newly commissioned site and an older site. The Celgar mill intends to decommission the old landfill and is developing a closure plan and reviewing such plan with the MWLAP. However, the MWLAP, in conjunction with the provincial pulp and paper industry, is in the process of developing a standard for landfill closures. In addition, the portion of the landfill owned by an adjacent sawmill continues to be active. Accordingly, the mill has not been able to move forward with the closure. The Celgar mill currently believes it may receive regulatory approval for such closure plan in 2008 and would commence closure activities thereafter. At the time of the Acquisition, our consulting engineers estimated that the closure program would cost up to C$3.0 million. As the closure program for the old landfill has not been finalized or approved, there can be no assurance that the decommissioning of the old landfill will not exceed such cost estimate.
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
Human Resources
      We currently employ or hold positions for approximately 1,469 people. Our German operations have approximately 1,052 employees working in our pulp operations, including our transportation subsidiaries. In addition, there are approximately 16 people working at the office we maintain in Vancouver, British Columbia, Canada. The Celgar mill currently employs approximately 401 people in its operations, the vast majority of which are unionized.

      Stendal and its subsidiaries employ approximately 590 people. Pursuant to the government grants and financing arranged in connection with the Stendal mill, we have agreed with German state authorities to maintain this number of jobs until 2010.
      Rosenthal is bound by collective agreements negotiated with Bergbau-Chemie Energie, or “IG-BCE”, a national union that represents pulp and paper workers. In 2005, we entered into a new labor agreement with IG-BCE for our pulp workers which provides for a 2.5% wage increase for a two year period effective July 1, 2005.
      Stendal has not yet entered into any collective agreements with IG-BCE, although it may do so in the future. In January 2007, Stendal’s wage levels approximated 90% of the lowest eastern German wage level for a 40 hour work week for similar industrial companies. We expect that, over time, as the Stendal mill ramps up production and subject to general economic conditions, wage levels at the Stendal mill will correspond with those for similarly situated producers in Germany.
      We consider the relationships with our employees to be good. We have implemented profit sharing plans, training programs and early retirement schemes for the benefit of our German employees. Although no assurances can be provided, we have not had any significant work stoppages at any of our German operations and we would therefore expect to enter into labor agreements with our pulp workers in Germany without any significant work stoppages at our German mills.
      A collective agreement was reached with the union hourly workers at the Celgar mill in January 2003 which has a term of five years. The agreement provides for wage increases effective May 2003 of 2.5% in each of 2003 and 2004, and 2% in each of the following three years.
Discontinued Operations
      In August 2006, we divested our equity interest in the Heidenau paper mill and Landqart AG for cash proceeds of €5.0 million and a secured note of €5.0 million. In November 2006, we sold substantially all of the assets comprising the Fährbrücke paper mill. We recorded an aggregate net loss of €6.0 million on the disposal of these assets which included an accrual of €1.9 million for net costs expected in connection with funding and other commitments related to the Fährbrücke sale.
Additional Information
      We make available free of charge on or through our website at www.mercerint.com annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and all amendments to these reports, as soon as reasonably practicable after we file these materials with the SEC. The public may read and copy any material we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site at www.sec.gov that contains reports, proxy and information statements, and other information regarding us.
ITEM 1A. RISK FACTORS
      This annual report on Form 10-K contains forward looking statements. Statements that are not historical or current facts, including statements about our expectations, anticipated financial results, projected capital expenditures and future business prospects, are forward looking statements. You can identify these statements by our use of words such as “may”, “will”, “expect”, “believe”, “should”, “plan”, “anticipate” and other similar expressions. You can find examples of these statements throughout this annual report, including the description of business in “Item 1. Business” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”. We cannot guarantee that our actual results will be consistent with the forward looking statements we make in this annual report. You should review carefully the risk factors listed below, as well as those factors listed in other documents we file with the SEC. We note that additional risks not presently known to us or that we may currently deem immaterial may also impair our business and operations. We do not assume an obligation to update any forward looking statement.

Our level of indebtedness could negatively impact our financial condition and results of operations.
      As of December 31, 2006, we had approximately €907.8 million of indebtedness outstanding, of which €599.0 million is project debt of Stendal. We may also incur additional indebtedness in the future. Our high debt levels may have important consequences for us, including, but not limited to the following:

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
      Our ability to repay or refinance our indebtedness will depend on our future financial and operating performance. Our performance, in turn, will be subject to prevailing economic and competitive conditions, as well as financial, business, legislative, regulatory, industry and other factors, many of which are beyond our control. Our ability to meet our future debt service and other obligations may depend in significant part on the success of the Stendal mill and the extent to which we can implement successfully our business and growth strategy. We cannot assure you that the Stendal mill will be successful or that we will be able to implement our strategy fully or that the anticipated results of our strategy will be realized.

Our business is highly cyclical in nature.
      The pulp business is cyclical in nature and markets for our principal products are characterized by periods of supply and demand imbalance, which in turn affects product prices. Pulp markets are highly competitive and are sensitive to cyclical changes in the global economy, industry capacity and foreign exchange rates, all of which can have a significant influence on selling prices and our earnings. The length and magnitude of industry cycles have varied over time but generally reflect changes in macroeconomic conditions and levels of industry capacity.
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
      Demand for pulp has historically been determined by the level of economic growth and has been closely tied to overall business activity. Although pulp prices have improved commencing in the latter part of 2005 and through 2006, we cannot predict the impact of future economic weakness in certain world markets or the impact of war, terrorist activity or other events on our markets.
      Prices for pulp are driven by many factors outside our control, and we have little influence over the timing and extent of price changes, which are often volatile. Because market conditions beyond our control determine the prices for our products, the price for pulp may fall below our cash production costs, requiring us to either incur short-term losses on product sales or cease production at one or more of our manufacturing facilities. Therefore, our profitability with respect to pulp depends on managing our cost structure, particularly raw materials which represent a significant component of our operating costs and can fluctuate based upon factors beyond our control. If the prices of our products decline, or if raw materials increase, or both, demand for our products may decline and our sales and profitability could be materially adversely affected.
      Our production costs are influenced by the availability and cost of raw materials, energy and labor, and our plant efficiencies and productivity. Our main raw material is fiber in the form of wood chips and pulp logs.

Fiber costs are primarily affected by the supply of, and demand for, lumber which is highly cyclical in nature and can vary significantly by location. Production costs also depend on the total volume of production. Lower operating rates and production efficiencies during periods of cyclically low demand result in higher average production costs and lower margins.

Cyclical Fluctuations in the price and supply of our raw materials could adversely affect our business.
      We rely heavily on fiber in our pulp manufacturing process. Wood chips and pulp logs comprise the fiber used by our mills. Such fiber is cyclical in terms of both price and supply. The cost of wood chips and pulp logs is primarily affected by the supply and demand for lumber. Demand for these raw materials is determined by the volume of pulp produced globally and regionally. Recently, continued high energy prices, a focus on “green” or renewable energy and governmental initiatives have led to an increase in renewable energy projects in Europe, including Germany. Demand for wood residuals from such energy producers has put upward pressure on prices for wood residuals such as wood chips in Germany and its neighboring countries. This has resulted in higher fiber costs for our German pulp mills and such trend could continue to put further upward pressure on wood chip prices. The markets for pulp are highly variable and are characterized by periods of excess product supply due to many factors, including periods of insufficient demand due to weak general economic activity or other causes. The cyclical nature of pricing for these raw materials represents a potential risk to our profit margins if pulp producers are unable to pass along price increases to their customers.
      We do not own any timberlands or have any long-term governmental timber concessions nor do we have any long-term fiber contracts at our German operations. Although raw materials are available from a number of suppliers, and we have not historically experienced material supply interruptions or substantial sustained price increases, our requirements have increased as the Stendal mill is operating at full production capacity and as we increase the production capacity of our Celgar mill, and we may not be able to purchase sufficient quantities of these raw materials to meet our production requirements at prices acceptable to us during times of tight supply. In addition, the quality of fiber we receive could be reduced as a result of industrial disputes, material curtailments or shut-down of operations by suppliers, government orders and legislation, weather conditions, transportation disruptions, acts of god and other events beyond our control. An insufficient supply of fiber or reduction in the quality of fiber we receive would materially adversely affect our business, financial condition, results of operations and cash flow. In addition to the supply of wood fiber, we are dependent on the supply of certain chemicals and other inputs used in our production facilities. Any disruption in the supply of these chemicals or other inputs could affect our ability to meet customer demand in a timely manner and would harm our reputation. Any material increase in the cost of these chemicals or other inputs could have a material adverse effect on our business, results of operations, financial condition and cash flows.

We operate in highly competitive markets.
      We sell our pulp globally, with a large percentage sold in Europe, North America and Asia. The markets for pulp are highly competitive. A number of other global companies compete in each of these markets and no company holds a dominant position. For pulp, many companies produce products that are largely standardized. As a result, the primary basis for competition in our markets has been price. Many of our competitors have greater resources and lower leverage than we do and may be able to adapt more quickly to industry or market changes or devote greater resources to the sale of products than we can. There can be no assurance that we will continue to be competitive in the future.

Our Stendal mill is subject to risks commonly associated with a new large complex mill.
      The Stendal mill has been constructed near the town of Stendal, Germany. The aggregate cost of the mill was approximately €1.0 billion. The performance of the Stendal mill has had a material impact on our financial condition and operating performance. The Stendal mill was completed in September 2004 and thereafter commenced ramping up production. As the Stendal mill was completed relatively recently, it is subject to risks commonly associated with new, large, complex industrial projects which could result in it experiencing operating difficulties or delays. As a result, the Stendal mill may not achieve our planned production, timing, quality, environmental or cost projections, which could have a material adverse effect on our results of operations, financial condition and cash flows. These risks include, without limitation, equipment failures or damage, errors or miscalculations in engineering, design specifications or equipment manufacturing, faulty construction or workmanship, defective equipment or installation, human error, industrial accidents, weather conditions, failure to comply with environmental and other permits, and complex integration of processes and equipment.

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
      Expansion of our business, including increasing the production of the Stendal and Celgar mills, may place strains on our personnel, financial and other resources. In order to successfully manage our growth we must identify, attract, motivate, train and retain skilled managerial, financial, engineering, business development, sales and marketing and other personnel. Competition for these types of personnel is intense. If we fail to efficiently manage our growth and compete for these types of personnel, it could adversely affect the quality of our services and, in turn, materially adversely affect our business and the price of our shares.

We are exposed to currency exchange rate and interest rate fluctuations.
      In 2006, a large majority of our sales were in products quoted in U.S. dollars while most of our operating costs and expenses, other than those of the Celgar mill, were incurred in Euros. In addition, all of the products sold by the Celgar mill are quoted in U.S. dollars and the costs of the Celgar mill are primarily incurred in Canadian dollars. Our results of operations and financial condition are reported in Euros. As a result, our revenues have been adversely affected by the decrease in the value of the U.S. dollar relative to the Euro and to the Canadian dollar. Such shifts in currencies relative to the Euro and the Canadian dollar reduce our operating margins and the cash flow available to fund our operations and to service our debt. This could have a material adverse effect on our business, financial condition, results of operations and cash flows.
      In 2002, Stendal entered into variable-to-fixed interest rate swaps to fix interest payments under the Stendal mill financing facility, which had kept Stendal from benefiting from the general decline in interest rates that ensued. These derivatives are marked to market at the end of each reporting period and all unrealized gains and losses are recognized in earnings for the relevant reporting periods.

We use derivatives to manage certain risk which has caused significant fluctuations in our operating results.
      A significant amount of our sales revenue is based on pulp sales quoted in U.S. dollars while our reporting currency is Euros and our costs are predominantly in Euros and, since the Acquisition of the Celgar pulp mill, in Canadian dollars. We therefore use foreign currency derivative instruments primarily to try to manage against depreciation of the U.S. dollar against the Euro.
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
      We record unrealized gains or losses on our derivative instruments when they are marked to market at the end of each reporting period and realized gains or losses on them when they are settled. These unrealized and realized gains and losses can materially impact our operating results for any reporting period. For example, our operating results for 2006 included realized and unrealized net gains of €105.8 million on our currency and interest rate derivatives. Conversely, our operating results for 2005 included realized and unrealized losses of €71.8 million on currency and interest rate derivatives. In 2004, we recorded a net realized gain of €44.5 million on our currency derivatives and a net unrealized loss of €32.3 million on our interest rate derivatives.
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
      The majority of our employees are unionized. The collective agreement relating to our pulp workers at the Rosenthal mill expires in the third quarter of 2007. In addition, in the future we may enter into a collective agreement with our pulp workers at the Stendal mill. The collective agreement relating to our hourly workers at the Celgar mill expires in 2008. Although we have not experienced any work stoppages in the past, there can be no assurance that we will be able to negotiate acceptable collective agreements or other satisfactory arrangements with our employees upon the expiration of our collective agreements or in conjunction with the establishment of a new agreement or arrangement with our pulp workers at the Stendal mill. This could result in a strike or work stoppage by the affected workers. The registration or renewal of the collective agreements or the outcome of our wage negotiations could result in higher wages or benefits paid to union members. Accordingly, we could experience a significant disruption of our operations or higher on-going labor costs, which could have a material adverse effect on our business, financial condition, results of operations and cash flow.

We rely on German federal and state government grants and guarantees.
      We currently benefit from a subsidized capital expenditure program and lower cost of financing as a result of German federal and state government grants and guarantees at our Stendal mill. Should either the German federal or state governments be prohibited from honoring legislative grants and guarantees at Stendal, or should we be required to repay any such legislative grants, this may have a material adverse effect on our business, financial condition, results of operations and cash flow.

The sale of emission allowances is relatively new and volatile and subject to governmental amendment.
      Commencing in 2005, our German operations became subject to the European Emissions Trading Scheme. Over the last two years, we have benefited from the sales of emission allowances. The market for emission allowances is relatively new and volatile. Further, the allocation of emission allowances, which is currently based upon production volumes and the types of fuels consumed by manufacturing facilities in Germany, is subject to governmental review and potential changes in 2008. As a result, we cannot predict with any certainty either the amount of future sales of emission allowances or the amount of emission allowances we may be granted.

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

We may experience material disruptions to our production.
      A material disruption at one of our manufacturing facilities could prevent us from meeting customer demand, reduce our sales and/or negatively impact our results of operations. Any of our pulp manufacturing facilities could cease operations unexpectedly due to a number of events, including:

•	unscheduled maintenance outages;

•	prolonged power failures;

•	an equipment failure;

•	design error or operator error;

•	chemical spill or release;

•	explosion of a boiler;

•	disruptions in the transportation infrastructure, including roads, bridges, railway tracks and tunnels;

•	fires, floods, earthquakes or other natural catastrophes;

•	labour difficulties; and

•	other operational problems.
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
We rely on third parties for transportation services.
      Our business primarily relies upon third parties for the transportation of pulp to our customers, as well as for the delivery of our raw materials to our mills. Our pulp and raw materials are principally transported by truck, barge, rail and sea-going vessels, all of which are highly regulated. Increases in transportation rates can also materially adversely affect our results of operation.
      Further, if our transportation providers fail to deliver our pulp in a timely manner, it could negatively impact our customer relationships and we may be unable to sell it at full value. If our transportation providers fail to deliver our raw materials in a timely fashion, we may be unable to manufacture pulp in response to customer orders. Also, if any of our transportation providers were to cease operations, we may be unable to replace them at a reasonable cost. The occurrence of any of the foregoing events could materially adversely affect our results of operations.

Our insurance coverage may not be adequate.
      We have obtained insurance coverage that we believe would ordinarily be maintained by an operator of facilities similar to our pulp mills. Our insurance is subject to various limits and exclusions. Damage or destruction to our facilities could result in claims that are excluded by, or exceed the limits of, our insurance coverage.

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
      We lease offices in Seattle, Washington, Vancouver, British Columbia, and in Berlin, Germany. We own the Rosenthal and Celgar mills and the underlying property. The Stendal mill is situated on property owned by Stendal, our 70.6% owned subsidiary.
      The Rosenthal mill is situated on a 220 acre site near the town of Blankenstein in the State of Thuringia, approximately 300 kilometers south of the Stendal mill. The Saale river flows through the site of the mill. In late 1999, we completed a major capital project which converted the Rosenthal mill to the production of kraft pulp. It is a single line mill with an annual production capacity of approximately 310,000 ADMTs of kraft pulp. The mill is self-sufficient in steam and electrical power. Some excess electrical power which is constantly generated is sold to the regional power grid. The facilities at the mill include:

•	an approximately 723,000 square feet fiber storage area;

•	barking and chipping facilities for pulp logs;

•	a fiber line, which includes a Kamyr continuous digester and bleaching facilities;

•	a pulp machine, which includes a dryer, a cutter and a bailing line;

•	an approximately 63,000 square feet finished goods storage area;

•	a chemical recovery system, which includes a recovery boiler, evaporation plant and recausticizing plant;

•	a fresh water plant;

•	a wastewater treatment plant; and

•	a power station with a turbine capable of producing 45 megawatts of electric power from steam produced by the recovery boiler.
      The Stendal mill is situated on a 200 acre site owned by Stendal that is part of a larger 1,250 acre industrial park near the town of Stendal in the State of Sachsen-Anhalt, approximately 300 kilometers north of the Rosenthal mill and 130 kilometers from the city of Berlin. The mill is adjacent to the Elbe river and has access to harbor facilities for water transportation. Construction of the Stendal mill was completed in the third quarter of 2004. The mill is a single line mill with an initial annual design production capacity of approximately 552,000 ADMTs of kraft pulp. In December 2005, two additional digesters were added to the Stendal mill which, along with other measures, increased its annual production capacity to approximately 600,000 ADMTs. The Stendal mill is self-sufficient in steam and electrical power. Some excess electrical power which is constantly being generated is sold to the regional power grid. The facilities at the mill include:

•	an approximately 920,000 square feet fiber storage area;

•	barking and chipping facilities for pulp logs;

•	a fiber line, which includes ten Superbatch digester and bleaching facilities;

•	a pulp machine, which includes a dryer, a cutter and a bailing line;

•	an approximately 108,000 square feet finished goods storage area;

•	a recovery line, which includes a recovery boiler, evaporation plant, recausticizing plant and lime kiln;

•	a fresh water plant;

•	a wastewater treatment plant; and

•	a power station with a turbine capable of producing approximately 100 megawatts of electric power from steam produced by the recovery boiler and a power boiler.
      The Celgar mill is situated on a 400 acre site near the city of Castlegar, British Columbia in Canada. The mill is located on the south bank of the Columbia River, approximately 600 kilometers east of the port city of Vancouver, British Columbia, and approximately 32 kilometers north of the Canada-United States border. The city of Seattle, Washington is approximately 650 kilometers southwest of Castlegar. It is a single line mill with a current annual production capacity of approximately 470,000 ADMTs of NBSK pulp. Internal power generating capacity could, with certain capital improvements, enable the Celgar mill to be self-sufficient in electrical power and at times to sell surplus electricity. The facilities at the Celgar mill include:

•	fiber storage facilities consisting of four vertical silos and an asphalt surfaced yard with a capacity of 200,000 m3 of chips;

•	a woodroom containing debarking and chipping equipment for pulp logs;

•	a fiber line, which includes a dual vessel hydraulic digester, pressure knotting and screening, single stage oxygen delignification and bleaching facilities;

•	two pulp machines, which include a dryer, a cutter and a bailing line;

•	a chemical recovery system, which includes a recovery boiler, evaporation plant, recausticizing area and effluent treatment system; and

•	a turbine generator capable of producing approximately 52 megawatts of electric power from steam produced by a recovery boiler and power boiler.
      The following table sets out our pulp production capacity and actual production sales volumes and revenues by mill for the periods indicated:

	Annual	Years Ended December 31,
	Production
	Capacity(2)	2006	2005	2004

		(ADMTs)
Pulp Production by Mill(1):
Rosenthal	310,000	306,188	316,600	314,016
Celgar	470,000	438,855	388,956	—
Stendal	600,000	557,217	479,063	132,694

Total pulp production	1,380,000	1,302,260	1,184,619	446,710

(1)	As the Stendal mill was started up in mid-September 2004, the actual production for 2004 includes production from the Stendal mill from the time of its start up. In addition, as we acquired the Celgar mill in February 2005, the actual production for 2005 includes production from the Celgar mill from the time of its Acquisition.

(2)	Capacity is the rated capacity of the plants for the year ended December 31, 2006, which is based upon production for 365 days a year. Targeted production is generally based upon 353 days per year for the Rosenthal and Stendal mills and 350 days per year for the Celgar mill.
     At the end of 2006, substantially all of our pulp related assets relating to the Stendal mill were pledged to secure the Stendal Loan Facility. The working capital loan facilities established for the Rosenthal and Celgar mills are secured by first charges against the inventories and receivables at the respective mills.

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
      (a) Market Information. Our shares are quoted for trading on the NASDAQ Global Market under the symbol “MERC” and listed in U.S. dollars on the Toronto Stock Exchange under the symbol “MRI.U”. The following table sets forth the high and low reported sale prices of our shares on the NASDAQ Global Market for each quarter in the two year period ended December 31, 2006, and for the period ended March 1, 2007:

Fiscal Quarter Ended	High	Low

2005
March 31	$11.40	$8.50
June 30	9.21	6.89
September 30	8.95	6.86
December 31	8.39	6.78

2006
March 31	9.31	7.74
June 30	9.68	8.15
September 30	9.76	8.36
December 31	12.00	9.20

2007
Period ended March 1	13.68	11.88
      (b) Shareholder Information. As at March 1, 2007, there were approximately 473 holders of record of our shares and a total of 35,465,176 shares were outstanding.
      (c) Dividend Information. The declaration and payment of dividends is at the discretion of our board of directors. Our board of directors has not declared or paid any dividends on our shares in the past two years and does not anticipate declaring or paying dividends in the foreseeable future.
      (d) Equity Compensation Plans. The following table sets forth information as at December 31, 2006 regarding: (i) our 1992 amended and restated stock option plan under which options to acquire an aggregate of 3,600,000 of our shares may be granted; and (ii) our 2004 Stock Incentive Plan pursuant to which 1,000,000 of our shares may be issued pursuant to options, stock appreciation rights and restricted shares:

			Number of Shares
	Number of Shares to be	Weighted-average	Available for Future
	Issued Upon Exercise	Exercise Price of	Issuance Under
	of Outstanding Options	Outstanding Options	Plan

1992 Amended Stock Option Plan	1,095,000	$6.71	130,500
2004 Stock Incentive Plan	30,000	$7.30	814,315	(1)

(1)	An aggregate of 190,686 restricted shares are issued and outstanding under the plan.
     (e) Private Placements. In February 2005, pursuant to the Acquisition of the Celgar mill, we issued 4,210,526 of our shares at a price of $9.50 per share to the vendor of the Celgar mill for gross proceeds of $40.0 million in reliance on Regulation S under the Securities Act. In connection with the issuance of these shares, we filed a shelf registration statement on Form S-3 with the SEC in 2005 to register these shares for resale. The shelf registration statement was withdrawn in February 2007.
      In December 2006, we purchased and cancelled an aggregate of $15,245,000 principal amount of our convertible notes in exchange for 2,201,035 shares of our common stock. The shares were issued pursuant to Section 3(a)(9) of the Securities Act of 1933, as amended.

ITEM 6.     SELECTED FINANCIAL DATA
      The following table sets forth selected historical financial and operating data as at and for the periods indicated. The following selected financial data is qualified in its entirety by, and should be read in conjunction with, our consolidated financial statements and related notes contained in this annual report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. The following selected financial data:

•	includes the operating results of the Stendal mill from its start up in September 2004 and the results of operations and financial condition of the Celgar mill from the time of its Acquisition in February 2005; and

•	excludes the results of operations of our paper operations which were sold in 2006 and, pursuant to SFAS 144, are accounted for as discontinued operations. Previously reported data and the financial statements and related notes included herein have been reclassified to conform to the current presentation.

	Years Ended December 31,

	2006		2005	2004		2003	2002

	(Euro in thousands, other than per share and per ADMT amounts)
Statement of Operations Data
Revenues	€623,977		€452,437	€182,242		€129,282	€170,805
Costs and expenses	€518,377		€426,568	€168,055		€118,769	€149,230
Operating income (loss) from continuing operations	€92,504		€18,650	€(8,201)		€(4,683)	€5,254
Unrealized gains (losses) on derivative financial instruments	€109,358		€(69,308)	€(32,331)		€(13,153)	€(32,411)
Realized gains (losses) on derivative financial instruments	€(3,510)		€(2,455)	€44,467		€29,321	€25,732
Interest expense(1)	€91,931		€86,326	€23,185		€12,576	€12,522
Investment income	€6,090		€2,422	€2,772		€5,912	€1,501
Net income (loss) from continuing operations	€69,242		€(112,058)	€30,139		€5,409	€(4,190)
Net income (loss) (including discontinued operations)	€63,210		€(117,146)	€19,980		€(3,593)	€(6,321)
Net income (loss) per share from continuing operations,
Basic	€2.08		€(3.59)	€1.73		€0.32	€(0.25)
Diluted	€1.72		€(3.59)	€1.25		€0.32	€(0.25)
Net income (loss) per share (including discontinued operations)	€1.90		€(3.75)	€1.15		€(0.21)	€(0.38)
Weighted average shares outstanding (in thousands),
Basic	33,336		31,218	17,426		16,941	16,775
Diluted	43,084		31,218	28,525		16,941	16,775
Balance Sheet Data
Current assets	€221,800		€251,522	€207,409		€128,401	€96,217
Current liabilities	€120,002		€140,327	€229,068		€177,348	€89,889
Working capital	€101,798	(2)	€111,195 (2)	€(21,659	)(2)	€(48,947)	€6,328
Total assets(3)	€1,302,594		€1,393,816	€1,255,649		€935,905	€599,750
Long-term liabilities	€963,791		€1,104,746	€863,840		€625,702	€384,892
Shareholders’ equity	€218,801		€148,743	€162,741		€132,855	€124,969
Other Pulp Data(4)
Sales volume (ADMTs)	1,326,355		1,101,304	421,716		303,655	293,607
Production	1,302,260		1,184,619	446,710		310,244	304,854
Average price realized (per ADMT)	€465		€407	€423		€417	€443

(1)	We capitalized most of the interest related to the Stendal mill prior to September 18, 2004.

(2)	We have applied for investment grants from the federal and state governments of Germany and had claims of approximately €1.8 million outstanding at December 31, 2006, which we expect to receive in 2007 and approximately €7.0 million outstanding at December 31, 2005, all of which was received in 2006. However, in accordance with our accounting policies, we do not record these grants until they are received.

(3)	We do not report the effect of government grants relating to our assets in our income. These grants reduce the cost basis of the assets purchased when the grants are received. See “Business — Government Financing”.

(4)	Excluding intercompany sales.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
      The following discussion and analysis of our financial condition and results of operations as at and for the three years ended December 31, 2006 is based upon and should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this annual report. The following Management’s Discussion and Analysis of Financial Condition and Results of Operations reflects:

•	the results of operations of our Stendal mill since it commenced production in September 2004 and the results of operations and financial condition of the Celgar mill from the time of its Acquisition in February 2005;

•	the disposition of our paper operations in 2006. In accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, the results of this business have been classified as discontinued operations and their financial results are reported separately as discontinued operations for all periods presented. Previously reported financial statements for all periods and certain amounts in our financial statements and related notes included herein have been reclassified to conform to the current presentation; and

•	only our continuing operations except as otherwise expressly noted.
Results of Operations
      We operate in the pulp business and our operations are located in Germany and Western Canada. Our pulp mills are comprised of: (a) an NBSK pulp mill operated by our wholly-owned subsidiary, Rosenthal, near Blankenstein, Germany, which has an annual production capacity of approximately 310,000 ADMTs; (b) a new, state-of-the-art NBSK pulp mill, with a production capacity of approximately 600,000 ADMTs per year, near Stendal, Germany owned and operated by our 70.6% owned subsidiary, Stendal; and (c) the Celgar NBSK pulp mill operated by our wholly-owned subsidiary, Celgar, with an annual production capacity of approximately 470,000 ADMTs located near Castlegar, British Columbia, Canada.
      The Stendal mill was completed and commenced production in mid-September 2004. Prior to such date, most of the costs associated with the Stendal mill, including interest, were capitalized. Total investment costs in respect of the Stendal mill were approximately €1.0 billion. The Stendal mill underwent extensive testing and evaluation in December 2004 and, in the first quarter of 2005, we delivered an acceptance certificate and assumed responsibility for the operation of the mill.
      In February 2005, we acquired the Celgar pulp mill for approximately $210.0 million (€162.0 million), excluding defined working capital. Since its Acquisition, we have integrated the mill with our operations and expect to complete an approximately C$28.0 million capital improvement project at the mill in mid-2007.
      In 2006, we disposed of our paper operations and are no longer in such business. These operations are reported separately as discontinued operations.
      Our financial performance depends on a number of variables that impact sales and production costs. Sales and production results are influenced largely by the market price for products and raw materials, the mix of products produced and foreign currency exchange rates. Kraft pulp markets are highly cyclical, with prices determined by supply and demand. Demand for kraft pulp is influenced to a significant degree by global levels of economic activity and supply is driven by industry capacity and utilization rates. Our product mix is important because premium grades of NBSK pulp generally achieve higher prices and profit margins.
      Our production costs are influenced by the availability and cost of raw materials, energy and labor, and our plant efficiencies and productivity. Our main raw material is fiber in the form of wood chips and pulp logs. Wood chip and pulp log costs are primarily affected by the supply of, and demand for, lumber and pulp, which are both highly cyclical. Production costs also depend on the total volume of production. High operating rates and production efficiencies permit us to lower our average cost by spreading fixed costs over more units.
      Global economic conditions, changes in production capacity and inventory levels are the primary factors affecting kraft pulp prices. Historically, kraft pulp prices have been cyclical in nature. The average annual

European list prices for NBSK pulp between 1990 and 2006 ranged from a low of $444 per ADMT in 1993 to a high of $875 per ADMT in 1995.
      List prices for NBSK pulp in Europe increased overall in 2004 from approximately $560 per ADMT at the start of the year to $625 per ADMT at the end. Prices increased primarily due to the relatively weak U.S. dollar and improving world economies. List prices for NBSK pulp weakened in 2005 primarily due to the strengthening of the U.S. dollar and were approximately $600 per ADMT in Europe in December 2005. Pulp prices increased steadily in 2006 primarily as a result of the closure of several pulp mills, particularly in North America, which reduced NBSK pulp capacity by approximately 1.2 million ADMTs, better demand and the general weakness of the U.S. dollar. At the end of 2006, list prices for NBSK pulp in Northern Europe had increased to approximately $730 per ADMT.
      A producer’s sales realizations will reflect customer discounts, commissions and other items and NBSK pulp prices will continue to fluctuate in the future.
      Our financial performance for any reporting period is also impacted by changes in the U.S. dollar to Euro and Canadian dollar exchange rate and in interest rates. Changes in currency rates affect our operating results because the price for our principal product, NBSK pulp, is generally based on a global industry benchmark that is quoted in U.S. dollars, even though a significant portion of the sales from our German mills is invoiced in Euros. Therefore, a weakening of the U.S. dollar against the Euro and the Canadian dollar will generally reduce the amount of revenues of our pulp operations. Most of our operating costs at our German mills, including our debt obligations under the Stendal Loan Facility and Rosenthal working capital facility, are incurred in Euros. Most of our operating costs at the Celgar mill, including under its working capital facility, are in Canadian dollars. These costs do not fluctuate with the U.S. dollar to Euro or Canadian dollar exchange rates. Thus, a weakening of the U.S. dollar against the Euro and the Canadian dollar tends to reduce our sales revenue, gross profit and income from operations. We seek to mitigate the effect of such weakening against the Euro through foreign currency derivatives we put into place from time to time to protect against such currency movements.
      Changes in interest rates can impact our operating results because the credit facilities established for our pulp mills provide for floating rates of interest.
      Changes in currency exchange and interest rates also impact certain foreign currency and interest rate derivatives used by Stendal and Rosenthal from time to time to partially protect against the effect of such changes. Gains or losses on such derivatives are included in our earnings, either as they are settled or as they are marked to market for each reporting period. See “Quantitative and Qualitative Disclosures about Market Risk”.
      In 2005, Stendal entered into currency swaps in the aggregate principal amount of €612.6 million to convert all of its long-term indebtedness under the Stendal Loan Facility from Euros into U.S. dollars, as well as certain currency forwards, such swaps and forwards being collectively referred to as the “Currency Derivatives”. In 2006, we recorded a net realized loss of €3.5 million on the settlement of such swaps and a net unrealized non-cash gain of €72.1 million on the balance of the Currency Derivatives. In 2005, we recorded a net unrealized non-cash holding loss of €66.1 million before minority interests in respect of outstanding Currency Derivatives and a net realized loss of €2.2 million before minority interests on Currency Derivatives that were settled. In 2004, we recorded a realized gain of approximately €44.5 million upon the settlement of Currency Derivatives. See “Quantitative and Qualitative Disclosures About Market Risk” for more information.
      Stendal, as required under its project financing, entered into variable-to-fixed rate interest swaps, referred to as the “Stendal Interest Rate Swaps”, in August 2002 to fix the interest rate on approximately €612.6 million of indebtedness for the full term of the Stendal Loan Facility. Rosenthal had also entered into forward interest rate and interest cap contracts, referred to as the “Rosenthal Interest Rate Contracts” and, together with the Stendal Interest Rate Swaps, the “Interest Rate Contracts”, in respect of a portion of its long-term indebtedness under its previous project loan facility. The Rosenthal Interest Rate Contracts were settled in February 2005 in connection with the repayment of such loan facility.
      In 2006, we recorded a net unrealized non-cash holding gain of €37.3 million before minority interests on the marked to market valuation of the Stendal Interest Rate Contracts. In 2005, we recorded a realized loss of

€0.3 million upon the settlement of the Rosenthal Interest Rate Contracts and a net unrealized non-cash holding loss of €3.2 million before minority interests on the Stendal Interest Rate Contracts. In 2004, we recorded a negligible realized loss upon the settlement of the Rosenthal Interest Rate Contracts and a net unrealized non-cash holding loss of €32.3 million before minority interests on the Stendal Interest Rate Contracts.
      Improving world economies resulted in an increase in long-term interest rates in 2006. If world economies continue to strengthen, we would expect interest rates to continue to rise. Higher interest rates could result in our recording marked to market non-cash holding gains on the Stendal Interest Rate Contracts in future periods. However, a fall in interest rates could result in our recording non-cash holding losses on the Stendal Interest Rate Contracts in future periods when they are marked to market.
      Selected production, sales and exchange rate data for each of our last three years is as follows:

	Years Ended December 31,

	2006	2005	2004

	(ADMTs)
Pulp Production	1,302,260	1,184,619	446,710

Pulp Sales By Volume(1)	1,326,355	1,101,304	421,716

Revenues(1)	€623,977	€452,437	€182,242
NBSK list prices in Europe ($/ADMT)	$680	$610	$616
Average pulp price realizations (€/ ADMT)	€465	€407	€423
Average Spot Currency Exchange Rates
€/$	0.7962	0.8033	0.8040
C$/$	1.1344	1.2116	1.3017
C$/€	1.4244	1.5095	1.6169

(1)	Excluding intercompany sales volumes of 13,234, 14,289 and 6,756 ADMTs of pulp and intercompany net sales revenues of approximately €6.4 million, €6.3 million and €2.8 million in 2006, 2005 and 2004, respectively.
Year Ended December 31, 2006 Compared to Year Ended December 31, 2005
      In the year ended December 31, 2006, revenues increased by approximately 38% to €624.0 million from €452.4 million in 2005, primarily as a result of higher pulp prices and higher sales volumes at our Stendal and Celgar mills. Pulp prices increased steadily in 2006 primarily as a result of the closure of several pulp mills, particularly in North America, which reduced NBSK capacity by approximately 1.2 million ADMTs, better demand and the general weakness of the U.S. dollar against the Euro and the Canadian dollar. List prices for NBSK pulp in Europe were approximately $680 (€542) per ADMT in 2006, compared to approximately $610 (€490) per ADMT in 2005. At the end of 2006, list prices increased to approximately $730 (€553) per ADMT in Europe and between $700 (€530) and $730 (€553) per ADMT in Asia, depending upon the country of delivery. At December 31, 2006, Norscan producers’ inventories for softwood kraft were at 24 days supply, compared to 30 days at the end of 2005.
      Pulp sales realizations increased to €465 per ADMT on average in 2006 from €407 per ADMT in 2005, primarily as a result of higher pulp prices.
      Cost of sales and general, administrative and other expenses increased to €531.5 million in the year ended December 31, 2006 from €433.8 million in 2005, primarily as a result of higher sales volume, partially offset by a reversal of accruals for wastewater fees of €13.0 million. In 2006, German environmental authorities confirmed that certain initiatives and capital expenditures undertaken by us qualified to offset such fees.
      Beginning in 2005, our German operations became subject to the European Union Emissions Trading Scheme, pursuant to which our German mills have been granted emission allowances. We recorded a contribution to income from the sale of emission allowances of €15.6 million and €17.3 million in 2006 and 2005, respectively.

      On average, our fiber costs for our German mills increased by approximately 12% compared to 2005 as a result of both a supply imbalance and increased demand. The supply imbalance resulted primarily from low harvest levels during the severe winter conditions in late 2005 and early 2006 in central Europe. Such low harvest levels were not made up over the course of the year. The increase in demand resulted from demand for wood residuals from alternative or renewable energy producers. These factors contributed to upward pressure on fiber prices in the latter half of 2006 and for fiber deliveries into the start of 2007. Severe winter storms in central Europe in January 2007 reportedly caused the downfall of over 40 million cubic meters of wood. This wood will need to be harvested and processed in a timely manner and we expect this to increase the fiber supply to our German mills and to temper and moderate fiber prices in the second half of 2007. In 2006, fiber costs for our Celgar mill increased by approximately 10% over the prior year, primarily because of fluctuations in regional wood chip availability caused by slumping North American lumber markets.
      Depreciation for the pulp operations increased to €55.5 million in the current period, from €50.9 million in 2005, primarily as a result of the inclusion of a full year of depreciation at our Celgar mill.
      For the year ended December 31, 2006, operating income increased almost fourfold to €92.5 million from €18.7 million in the prior year, primarily as a result of overall higher pulp prices and sales volumes and improved productivity at our Stendal and Celgar mills.
      Interest expense in the year ended December 31, 2006 increased to €91.9 million from €86.3 million a year ago because of the inclusion of a full year’s interest on our senior notes issued in February 2005 and €2.1 million of interest expense recorded on the repurchase of approximately $15.2 million principal amount of our convertible notes.
      In 2006, due to the strengthening of the Euro versus the U.S. dollar, we recorded a net unrealized non-cash holding gain of €72.1 million before minority interests upon the marked to market valuation of our outstanding Currency Derivatives. In 2006, we also recorded a net realized loss of €3.5 million before minority interests in respect of Currency Derivatives that we settled during the period. In 2005, due to the strengthening of the U.S. dollar versus the Euro, we recorded a net unrealized non-cash holding loss of €66.1 million before minority interests upon the marked to market valuation of outstanding Currency Derivatives. In 2005, we also recorded a net realized loss of €2.2 million before minority interests in respect of such derivatives that were settled during the period.
      In 2006, as a result of an increase in long-term European interest rates, we also recorded an unrealized non-cash holding gain of €37.3 million before minority interests on the marked to market valuation of the Stendal Interest Rate Contracts. In 2005, we recorded an unrealized non-cash loss on the Stendal Interest Rate Contracts of €3.2 million and a realized loss of €0.3 million upon the settlement of the Rosenthal Interest Rate Contracts. We also recorded an unrealized non-cash foreign exchange gain on our long-term debt of €15.2 million in 2006 due to the strengthening of the Euro versus the U.S. dollar, compared to an unrealized loss of €4.2 million thereon in 2005.
      In the year ended December 31, 2006, minority interest, representing the minority shareholder’s proportionate interest in the Stendal mill, was €1.1 million, compared to €17.7 million in 2005. In 2005, we recorded an adjustment of €1.7 million for the non-cash impact of other-than-temporary impairment losses on our available-for-sale securities and a loan.
      We reported net income for 2006 of €69.2 million, or €2.08 per basic and €1.72 per diluted share, which reflected higher pulp prices and generally stronger pulp markets and the net gains on our currency and interest rate derivatives of €68.6 million and €37.3 million. In 2005, we reported a net loss of €112.1 million, or €3.59 per basic and diluted share, which reflected generally weak pulp markets, the realized and unrealized net losses on our currency and interest rate derivatives of €71.8 million, interest expense relating to our Stendal mill of €56.8 million, the unrealized non-cash foreign exchange loss on our long-term debt of €4.2 million and the non-cash impairment charge of €1.7 million relating to investments, partially offset by a non-cash benefit for income taxes of €13.1 million.
      In 2006, net income including discontinued operations was €63.2 million, or €1.90 per basic and €1.58 per diluted share. In 2005, the net loss including discontinued operations was €117.1 million, or €3.75 per basic and diluted share.

      In 2006, “Operating EBITDA” increased to €148.3 million from €69.8 million in 2005. Operating EBITDA is defined as operating income (loss) from continuing operations plus depreciation and amortization and non-recurring capital asset impairment charges. Operating EBITDA is calculated by adding depreciation and amortization and non-recurring capital asset impairment charges of €55.8 million and €51.2 million to the operating income from continuing operations of €92.5 million and €18.7 million for the years ended December 31, 2006 and 2005, respectively.
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
      The following table provides a reconciliation of net income (loss) from continuing operations to operating income from continuing operations and Operating EBITDA for the periods indicated:

	Years Ended December 31,

	2006	2005

	(in thousands)
Net income (loss) from continuing operations	€69,242	€(112,058)
Minority interest	1,071	(17,674)
Income taxes provision (benefit)	57,443	(13,140)
Interest expense	91,931	86,326
Investment income	(6,090)	(2,422)
Derivative financial instruments, net	(105,848)	71,763
Foreign exchange (gain) loss on debt	(15,245)	4,156
Impairment of investments	—	1,699

Operating income from continuing operations	92,504	18,650
Add: Depreciation and amortization	55,834	51,160

Operating EBITDA	€148,338	€69,810

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004
      In the year ended December 31, 2005, revenues increased by approximately 148% to €452.4 million from €182.2 million in 2004, primarily as a result of the inclusion of a full year of sales at our Stendal mill and sales from our Celgar mill from February 2005. Pulp sales by volume increased to 1,101,304 ADMTs in 2005 from 421,716 ADMTs in 2004. In the year ended December 31, 2005, the Stendal and Celgar mills sold 783,133 ADMTs of NBSK pulp and had sales of €315.2 million. List prices for NBSK pulp in Europe were approximately €490 ($610) per ADMT in 2005, compared to approximately €496 ($616) per ADMT in 2004. The decrease in NBSK pulp prices was partially offset by the strengthening of the U.S. dollar versus the Euro in 2005. Norscan producers’ inventories at the end of 2005 remained largely unchanged from 2004 at about 30 days’ supply.
      Cost of sales and general, administrative and other expenses in the year ended December 31, 2005 increased to €433.8 million from €190.4 million in the comparative period of 2004, primarily as a result of the inclusion of a full year’s results of our Stendal mill and the results of our Celgar mill. We commenced expensing all of the costs, including interest, relating to the Stendal mill effective September 2004 when the mill was started up, prior to which most of the costs, including interest, relating to the Stendal mill were capitalized during its construction.
      Pulp sales realizations decreased to €407 per ADMT on average in the year ended December 31, 2005 from €423 per ADMT in 2004, primarily as a result of lower price realizations of the Stendal and Celgar mills. The Stendal mill sold pulp at a discounted price as a result of its ramp up and the Celgar mill sold a large portion of its production in Asian markets which had lower prices than European markets.
      Beginning in 2005, our German operations became subject to the European Union Emissions Trading Scheme, pursuant to which our German mills have been granted emission allowances. In 2005, we sold some of these emission allowances for a gain of €17.3 million, which contributed to income from operations.
      On average, our fiber costs for pulp production at the Rosenthal mill decreased marginally compared to last year.
      Depreciation for the pulp operations increased to €51.2 million in the current period, from €26.8 million in 2004, primarily as a result of €37.8 million of depreciation from the Stendal and Celgar mills.
      For the year ended December 31, 2005, we generated operating income of €18.7 million, versus an operating loss of €8.2 million in 2004, primarily as a result of higher operating income at our German pulp mills including income from operations of €8.3 million from our Stendal mill, partially offset by an operating loss at our Celgar mill. The overall strength of the Canadian dollar versus the U.S. dollar in 2005 negatively impacted the results of our Celgar mill.
      Interest expense in the year ended December 31, 2005 increased to €86.3 million from €23.2 million a year ago, due to interest associated with our $310 million senior note issue completed in February 2005 and higher borrowings relating to the Stendal mill. We capitalized most of the interest relating to the Stendal mill prior to its start up in mid-September 2004.
      In 2005, Stendal entered into certain foreign currency derivatives to swap all of its long-term bank indebtedness from Euros to U.S. dollars and certain currency forwards. Due to the strengthening of the U.S. dollar versus the Euro in 2005, we recorded a net unrealized non-cash holding loss of €66.1 million before minority interests upon the marked to market valuation of the Currency Derivatives that were outstanding at the end of the 2005 period and a net realized loss of €2.2 million before minority interests in respect of such derivatives that matured during the period. In 2004, we recorded a realized gain of €44.5 million before minority interests upon the settlement of the currency derivatives relating to the Stendal and Rosenthal mills due to the weakening of the U.S. dollar versus the Euro in 2004. In 2005, as a result of a decrease in long-term European interest rates, we also recorded an unrealized non-cash holding loss of €3.2 million before minority interests on the marked to market valuation of the Stendal Interest Rate Contracts and a net realized loss of €0.3 million before minority interests upon the settlement of the Rosenthal Interest Rate Contracts. In 2004, we recorded a net unrealized non-cash holding loss of €32.3 million before minority interests on the marked to market valuation of the Rosenthal and Stendal Interest Rate Contracts. See “Quantitative and Qualitative Disclosures About Market Risk” for more information about our derivatives. We also recorded an unrealized non-cash foreign exchange loss on our long-term debt of €4.2 million in 2005 due to the weakening of the Euro versus the U.S. dollar.
      In the year ended December 31, 2005, minority interest, representing the minority shareholder’s proportionate interest in the Stendal mill, was €17.7 million, compared to €2.5 million in 2004.
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
      We reported a net loss for the year ended December 31, 2005 of €112.1 million, or €3.59 per basic and diluted share, which reflected generally weak pulp markets, the realized and unrealized net losses on our currency and interest rate derivatives of €71.8 million, interest expense relating to our Stendal mill of €56.8 million, the unrealized non-cash foreign exchange loss on our long-term debt of €4.2 million and the non-cash impairment charge of €1.7 million relating to investments, partially offset by a non-cash benefit for income taxes of €13.1 million. In 2004, we reported net income of €30.1 million, or €1.73 per basic share and €1.25 per diluted share, which included an income tax benefit of €44.2 million relating to a reorganization of certain of our subsidiary companies.
      We generated “Operating EBITDA” of €69.8 million and €18.6 million in the years ended December 31, 2005 and 2004, respectively. Operating EBITDA is defined as operating income (loss) from continuing operations plus depreciation and amortization and non-recurring capital asset impairment charges. Operating EBITDA is calculated by adding depreciation and amortization and non-recurring capital asset impairment charges of €51.2 million and €26.8 million to the operating income from continuing operations of €18.7 million and operating loss from continuing operations of €8.2 million for the years ended December 31, 2005 and 2004, respectively.
      Operating EBITDA has significant limitations as an analytical tool, and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. See the discussion of our results for the year ended December 31, 2006 for additional information relating to such limitations and Operating EBITDA.
      The following table provides a reconciliation of net (loss) income from continuing operations to operating income (loss) from continuing operations and Operating EBITDA for the periods indicated:

	Years Ended
	December 31,

	2005	2004

	(in thousands)
Net (loss) income from continuing operations	€(112,058)	€30,139
Minority interest	(17,674)	(2,454)
Income taxes benefit	(13,140)	(44,163)
Interest expense	86,326	23,185
Investment income	(2,422)	(2,772)
Derivative financial instruments, net	71,763	(12,136)
Foreign exchange loss on debt	4,156	—
Impairment of investments	1,699	—

Operating income (loss) from continuing operations	18,650	(8,201)
Add: Depreciation and amortization	51,160	26,788

Operating EBITDA	€69,810	€18,587

Liquidity and Capital Resources
      The following table is a summary of selected financial information for the periods indicated:

	Years Ended December 31,

	2006	2005

	(in thousands)
Financial Position
Cash and cash equivalents	€69,367	€82,775
Working capital(1)	101,630	113,078
Property, plant and equipment	972,143	1,015,363
Total assets(1)	1,300,500	1,371,908
Long-term liabilities	963,791	1,104,746
Shareholders’ equity	218,801	148,743

(1)	Excluding assets and liabilities of discontinued operations.
     At December 31, 2006, our cash and cash equivalents were €69.4 million, compared to €82.8 million at the end of 2005. We also had €57.0 million of cash restricted in a debt service account related to the financing for the Stendal mill, compared to €31.6 million as at the end of 2005.
      We expect to meet our interest and debt service expenses and the working and maintenance capital requirements for our operations from cash flow from operations, cash on hand and the revolving working capital loan facilities for our mills.
Operating Activities
      We operate in a cyclical industry and our operating cash flows vary accordingly. Our principal operating cash expenditures are for compensation, fiber, chemicals and debt service.
      Operating activities in 2006 provided cash of €49.2 million, compared to €11.3 million in 2005. An increase in receivables due primarily to higher pulp sales used cash of €7.4 million in 2006, compared to €18.8 million in 2005. A reduction in inventories provided cash of €7.4 million in 2006, compared to an increase using cash of €4.2 million in 2005. A decrease in accounts payable and accrued expenses primarily due to the reversal of accrued wastewater fees used cash of €9.3 million in 2006, compared to an increase therein providing cash of €50.6 million in 2005.
      Working capital is subject to cyclical operating needs, the timing of collection of receivables and the payment of payables and expenses.
Investing Activities
      Investing activities in 2006 used cash of €62.2 million, primarily related to the purchase of property, plant and equipment at our pulp mills of €32.9 million and a build up in our Stendal mill’s debt service reserve account of €25.4 million. Investing activities in 2005 used cash of €108.2 million primarily related to the Acquisition of the Celgar mill which used cash of €146.6 million and the purchase of property, plant and equipment primarily attributable to the Stendal mill which used cash of €22.0 million and the purchase of available for sale securities, partially offset by a decrease in restricted cash which provided cash of €61.2 million.
      We expect capital expenditures in 2007 to total approximately €20.5 million. This level of capital expenditures could increase or decrease as a result of a number of factors, including our financial results and future economic conditions. Our planned capital spending in 2007 will be for efficiency and quality projects, replacement projects and on-going environmental compliance.
Financing Activities
      Financing activities provided cash of €1.0 million in the year ended December 31, 2006, compared to €126.9 million in 2005. In 2006, net repayment of debt used cash of €9.8 million and the repayment of capital leases used cash of €4.1 million. In 2006, we received the last of the outstanding government grants related to the Stendal mill of €9.1 million. Under our accounting policies, we do not record these grants until they are received. The grants are not reported in our income and reduce the cost basis of the assets purchased when they are received. In 2005, the issuance of shares primarily in connection with the Acquisition of the Celgar mill provided cash of €66.6 million. In 2005, we fully repaid our project loan facility and indebtedness relating to a landfill for our Rosenthal mill in the aggregate amount of €150.7 million from the proceeds of the share and senior note offerings in connection with the Acquisition. In 2005, we received government grants related to the Stendal mill of €84.7 million.
      As at December 31, 2006, we had drawn down none of the €40.0 million revolving term credit facility relating to the Rosenthal mill and C$12.2 million under the C$40.0 million revolving credit facility relating to the Celgar mill.
      We have no material commitments to acquire assets or operating businesses. We anticipate that there will be acquisitions of businesses or commitments to projects in the future. To achieve our long-term goals of expanding our asset and earnings base through the acquisition of interests in companies and assets in the pulp and related businesses, and organically through high return capital expenditures at our operating facilities, we will require substantial capital resources. The required necessary resources for such long-term goals will be generated from cash flow from operations, cash on hand, the sale of securities and/or assets, and borrowing against our assets. In addition, we have amounts available under a revolving tranche of the Stendal Loan Facility, and the two revolving working capital facilities established for the Rosenthal and Celgar mills.
Discontinued Operations
      Our discontinued operations consist of two paper mills in Germany that had an aggregate annual production capacity of approximately 70,000 ADMTs. Since we viewed these paper mills as non-core operations, we successfully divested them in 2006 and now account for them as discontinued operations.
      The following represents the results of our discontinued operations for the periods indicated:

	Years Ended December 31,

	2006	2005	2004

	(in thousands)
Revenues	€46,351	€61,471	€54,970
Gain (loss) from discontinued operations	394	(2,306)	(9,771)
Net loss on sale of discontinued operations	(5,957)	—	—
Net loss	(6,032)	(5,088)	(10,159)
      The following represents the statement of cash flows of our discontinued operations for the periods indicated:

	Years Ended
	December 31,

	2006	2005

	(in thousands)
Cash flow from operating activities	€(2,121)	€(347)
Cash flow from investing activities	5,944	(1,200)
Cash flow from financing activities	(4,158)	(700)
      See Note 18, Discontinued Operations, of the consolidated financial statements and related notes contained in this annual report for additional information relating to the discontinued operations.

Contractual Obligations and Commitments
      The following table sets out our contractual obligations and commitments as at December 31, 2006 in connection with our long-term liabilities.

	Payments Due By Period

Contractual Obligations	2007	2008-2009	2010-2011	Beyond 2011	Total

	(in thousands)
Long-term debt(1)	€—	€14,660	€50,962	€243,209	€308,831
Debt, Stendal(2)	33,903	70,622	83,801	410,674	599,000
Capital lease obligations(3)	5,392	5,022	1,661	—	12,075
Operating lease obligations(4)	905	696	138	—	1,739
Purchase obligations(5)	83,203	4,124	4,112	8,590	100,029
Other long-term liabilities(6)	376	427	16	13	832

Total	€123,779	€95,551	€140,690	€662,486	€1,022,506

(1)	This reflects principal only relating primarily to indebtedness under credit facilities relating to the pulp mills, but does not reflect indebtedness relating to the Stendal mill. See “Business — Description of Certain Indebtedness”, footnote 2 below and Note 8 to our annual financial statements included herein for a description of such indebtedness. See “Quantitative and Qualitative Disclosure about Market Risk” for information about our derivatives.

(2)	This reflects principal only in connection with indebtedness relating to the Stendal mill, including under the Stendal Loan Facility and convertible notes. See “Business — Description of Certain Indebtedness” and Note 8 to our annual financial statements included herein for a description of such indebtedness. Does not include amounts associated with derivatives entered into in connection with the Stendal Loan Facility. See “Quantitative and Qualitative Disclosure about Market Risk” for information about our derivatives.

(3)	Capital lease obligations relate to transportation vehicles and production equipment. These amounts reflect principal and interest.

(4)	Operating lease obligations relate to transportation vehicles and other production and office equipment.

(5)	Purchase obligations relate primarily to take-or-pay contracts, including for purchases of raw materials, made in the ordinary course of business.

(6)	Other long-term liabilities relate primarily to pension liability. Does not include obligations under employment agreements.
Capital Resources
      In addition to the revolving credit facilities for the Rosenthal and Celgar mills and the revolving working capital tranche of the Stendal Loan Facility, respectively, we may seek to raise future funding in the debt markets if our indenture relating to our 9.25% senior notes permits, subject to compliance with the indenture. The indenture governing the senior notes contains various restrictive covenants, including several that are based on a formulation of the financial measure EBITDA, which is net income (loss) adjusted to exclude interest, taxes, depreciation and amortization, certain non-cash charges and extraordinary or otherwise unusual gains or losses, and certain other items. We refer to this formulation of EBITDA as “Indenture EBITDA” which is defined in the senior note indenture as Consolidated EBITDA.
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
      For a description of our senior notes and credit facilities, see “Item 1. Business — Description of Certain Indebtedness”.
Foreign Currency
      Our reporting currency is the Euro as a significant majority of our business transactions are originally denominated in Euros. By using the Euro, most cumulative foreign currency translation losses are eliminated. However, we hold certain assets and liabilities in U.S. dollars, Canadian dollars and, to a lesser extent, Swiss francs. Accordingly, our consolidated financial results are subject to foreign currency exchange rate fluctuations.
      We translate foreign denominated assets and liabilities into Euros at the rate of exchange on the balance sheet date. Unrealized gains or losses from these translations are recorded in our consolidated statement of comprehensive income and impact on shareholders’ equity on the balance sheet but do not affect our net earnings.
      In the year ended December 31, 2006, we reported a net €11.3 million foreign exchange translation loss and, as a result, the cumulative foreign exchange translation gain reported within comprehensive income decreased to €4.3 million at December 31, 2006 from €15.6 million at December 31, 2005.
      Based upon the exchange rate at December 31, 2006, the U.S. dollar decreased by approximately 11% in value against the Euro since December 31, 2005. See “Item 7A. Quantitative and Qualitative Disclosures about Market Risk”.
Results of Operations of the Restricted Group Under Our Senior Note Indenture
      The indenture governing our 9.25% senior notes requires that we also provide a discussion in annual and quarterly reports we file with the SEC under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the results of operations and financial condition of Mercer Inc. and our restricted subsidiaries under the indenture, referred to as the “Restricted Group”. As at and during the year ended December 31, 2006, the Restricted Group was comprised of Mercer Inc., certain holding subsidiaries and Rosenthal, and the Celgar mill from the time of its Acquisition in February 2005. As at and during the years ended December 31, 2005 and 2004, the Restricted Group was comprised of Mercer Inc., certain holding subsidiaries and Rosenthal, which was the only member of the Restricted Group with material operations during such periods. The results of the Celgar pulp mill are included since the date of its acquisition in February 2005 and are not included in the discussion relating to the Restricted Group for 2004. The Restricted Group excludes our Stendal mill and our discontinued operations.
      The following is a discussion of the results of operations and financial condition of the Restricted Group. For further information regarding the Restricted Group including, without limitation, a reconciliation to our consolidated results of operations, see Note 20 of our annual financial statements included elsewhere herein.
Restricted Group Results — Year Ended December 31, 2006 Compared to Year Ended December 31, 2005
      Total revenues for the Restricted Group for the year ended December 31, 2006 increased to €361.0 million from €276.4 million in the comparative period of 2005, primarily because of higher pulp sales and the inclusion of a full year of sales for the Celgar mill. Pulp sales realizations for the Restricted Group increased to €472 per ADMT on average in the year ended December 31, 2006 from €413 per ADMT in 2005, primarily as a result of higher sales prices.
      Costs of sales and general, administrative and other expenses for the Restricted Group in the year ended December 31, 2006 increased to €326.6 million from €265.7 million in the comparative period of 2005, primarily as a result of higher sales volumes.
      Depreciation for the Restricted Group was €27.8 million in the current period, versus €23.9 million in 2005, primarily as a result of the inclusion of a full year of depreciation for the Celgar mill.
      In the year ended December 31, 2006, income from operations of the Restricted Group increased to €34.4 million from €10.7 million last year, primarily as a result of higher prices and improved results at our Celgar mill. Interest expense for the Restricted Group in 2006 increased to €34.4 million from €32.4 million a year ago, primarily due to the inclusion of a full year’s interest on outstanding senior notes issued in February 2005 and €2.1 million of interest expense recorded on the repurchase of approximately $15.2 million principal amount of our convertible notes.
      In 2005, the Restricted Group recorded a non-cash impairment charge of €1.7 million related to a legacy investment in a venture company.

      In 2005, the Restricted Group had a marginal unrealized non-cash holding loss on the marked to market valuation of the interest rate derivatives related to the Rosenthal mill. The Restricted Group did not have any currency derivatives outstanding during 2006 that materially affected its results. In addition, the Restricted Group recorded an unrealized non-cash foreign exchange gain on debt of €15.2 million in 2006.
      The net income for the Restricted Group for the year ended December 31, 2006 was €9.4 million, which reflected improved markets and an unrealized non-cash foreign exchange gain on debt of €15.2 million. In 2005, the Restricted Group reported a net loss of €25.2 million, which reflected generally weak markets, higher interest expense of €32.4 million, the unrealized non-cash foreign exchange loss on debt of €4.2 million and the non-cash impairment charge of €1.7 million on investments.
      The Restricted Group generated “Operating EBITDA” of €62.2 million and €34.6 million in the years ended December 31, 2006 and 2005, respectively. Operating EBITDA is defined as operating income (loss) from continuing operations plus depreciation and amortization and non-recurring capital asset impairment charges. Operating EBITDA for the Restricted Group is calculated by adding depreciation and amortization and non-recurring capital asset impairment charges of €27.8 million and €23.8 million to the income from operations of €34.4 million and €10.7 million for the years ended December 31, 2006 and 2005, respectively.
      Operating EBITDA has significant limitations as an analytical tool, and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. See the discussion of our results for the year ended December 31, 2006 for additional information relating to such limitations and Operating EBITDA.
      The following table provides a reconciliation of net income (loss) from continuing operations to operating income from continuing operations and Operating EBITDA for the Restricted Group for the periods indicated:

	Year Ended
	December 31,

	2006	2005

	(in thousands)
Restricted Group(1)(2)
Net income (loss) from continuing operations(3)	€9,351	€(25,206)
Income taxes benefit	11,258	1,161
Interest expense	34,354	32,352
Investment and other income	(5,316)	(3,742)
Derivative financial instruments, net	—	295
Foreign exchange (gain) loss on debt	(15,245)	4,156
Impairment of investments	—	1,699

Operating income from continuing operations	34,402	10,715
Add: Depreciation and amortization	27,819	23,898

Operating EBITDA	€62,221	€34,613

(1)	The results of the Celgar mill are included from the date of its acquisition in February 2005.

(2)	See Note 20 of the financial statements included elsewhere herein for a reconciliation to our consolidated results.

(3)	For the Restricted Group net income (loss) from continuing operations and net income (loss) are the same.
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
      Depreciation for the Restricted Group was €23.9 million in 2005, versus €17.8 million in 2004, primarily as a result of the inclusion of depreciation of the Celgar mill, partially offset by lower depreciation at our Rosenthal mill.
      In the year ended December 31, 2005, the Restricted Group reported income from operations of €10.7 million, compared to €12.4 million last year, primarily as a result of higher operating income from our Rosenthal mill, offset by an operating loss at our Celgar mill. The overall strength of the Canadian dollar versus the U.S. dollar in 2005 negatively impacted the results of our Celgar mill. Interest expense for the Restricted Group in the year ended December 31, 2005 increased to €32.4 million from €10.9 million a year ago, primarily due to higher borrowings resulting from our $310 senior note offering in February 2005.
      On May 6, 2005, our management determined to record, and our Audit Committee approved, a non-cash impairment charge of €1.7 million related to an investment in a venture company, which is the last of a legacy investment that we have held since approximately 1996. We do not currently expect to incur any future cash expenditures related thereto.
      In the year ended December 31, 2005, the Restricted Group realized a loss of €0.3 million on the settlement of the Rosenthal interest rate derivatives, versus a marginal unrealized non-cash holding loss on the marked to market valuation of the interest rate derivatives related to the Rosenthal mill in 2004. In the year ended December 31, 2004, the Restricted Group recorded a realized gain of approximately €13.2 million on the settlement of the currency derivatives related to the Rosenthal mill. The Restricted Group did not have any currency derivatives outstanding during 2005 that materially affected its results. In addition, the Restricted Group recorded an unrealized non-cash foreign exchange loss on debt of €4.2 million in 2005.
      The net loss for the Restricted Group for the year ended December 31, 2005 was €25.2 million, which reflected generally weak markets, higher interest expense of €32.4 million, the unrealized non-cash foreign exchange loss on debt of €4.2 million and the non-cash impairment charge of €1.7 million on investments. The overall strength of the Canadian dollar versus the U.S. dollar in 2005 negatively impacted the results of our Celgar mill. In 2004, the Restricted Group reported net income of €35.1 million, which included an income tax benefit of €17.2 million relating to a reorganization of certain of our subsidiary companies and the gain on derivative instruments of €13.2 million.
      The Restricted Group generated “Operating EBITDA” of €34.6 million and €30.2 million in the years ended December 31, 2005 and 2004, respectively. Operating EBITDA is defined as operating income (loss) from continuing operations plus depreciation and amortization and non-recurring capital asset impairment charges. Operating EBITDA for the Restricted Group is calculated by adding depreciation and amortization and non-recurring capital asset impairment charges of €23.9 million and €17.8 million to the income from operations of €10.7 million and €12.4 million for the years ended December 31, 2005 and 2004, respectively.
      Operating EBITDA has significant limitations as an analytical tool, and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. See the discussion of Mercer’s results for the year ended December 31, 2006 for additional information relating to such limitations and Operating EBITDA.

      The following table provides a reconciliation of net (loss) income from continuing operations to operating income from continuing operations and Operating EBITDA for the Restricted Group for the periods indicated:

	Year Ended
	December 31,

	2005	2004

	(in thousands)
Restricted Group(1)(2)
Net (loss) income from continuing operations(3)	€(25,206)	€35,113
Income taxes provision (benefit)	1,161	(17,235)
Interest expense	32,352	10,941
Investment and other income	(3,742)	(3,132)
Derivative financial instruments, net	295	(13,242)
Foreign exchange loss on debt	4,156	—
Impairment of investments	1,699	—

Operating income from continuing operations	10,715	12,445
Add: Depreciation and amortization	23,898	17,766

Operating EBITDA	€34,613	€30,211

(1)	The results of the Celgar mill are not included for 2004.

(2)	See Note 20 of the financial statements included elsewhere herein for a reconciliation to our consolidated results.

(3)	For the Restricted Group net (loss) income from continuing operations and net (loss) income are the same.
Liquidity and Capital Resources of the Restricted Group
      The following table is a summary of selected financial information for the Restricted Group for the periods indicated:

	Year Ended
	December 31,

	2006	2005

	(in thousands)
Restricted Group Financial Position(1)
Cash and cash equivalents	€39,078	€48,790
Working capital	74,961	93,312
Property, plant and equipment, net	408,957	404,151
Total assets	609,515	625,578
Long-term liabilities	318,728	364,596
Shareholders’ equity	243,949	214,115

(1)	See Note 20 of the financial statements included elsewhere herein for a reconciliation to our consolidated results.
     At December 31, 2006, the Restricted Group had cash and cash equivalents of €39.1 million, compared to €48.8 million at the end of 2005. At December 31, 2006, the Restricted Group had working capital of €75.0 million.
      We expect the Restricted Group to meet its interest and debt service expenses and meet the working and maintenance capital requirements for its current operations from cash flow from operations, cash on hand and two working capital facilities for the Rosenthal and Celgar mills in the amounts of €40.0 million and €$40.0 million, respectively.
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
      We reported a net unrealized non-cash holding gain of €37.3 million before minority interests in respect of the Stendal Interest Rate Contracts. We also reported a net unrealized non-cash holding gain of €72.1 million in respect of the Currency Derivatives that were outstanding at the end of 2006 and a net realized loss of €3.5 million in respect of the Currency Derivatives settled in 2006.
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
      If we believe that it is more likely than not that some of these deferred tax assets will not be realized, based on currently available information, an income tax valuation allowance is recorded against these deferred tax assets. As at December 31, 2006, we had €94.9 million in deferred tax assets and €87.9 million in valuation allowances, resulting in a net deferred tax asset of €7.1 million.
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

      Under German state environmental rules relating to effluent discharges, industrial users are required to pay wastewater fees based upon the amount of their effluent discharge. These rules also provide that an industrial user which undertakes environmental capital expenditures and lowers certain effluent discharges to prescribed levels may offset the amount of these expenditures against the wastewater fees that they would otherwise be required to pay in a three-year period. The requirement and timing of capital expenditures and the amount of wastewater fee charges are subject to negotiation with German government agencies. As a result, we believe that our capital investment programs for our German manufacturing plants will largely offset the wastewater fees that would have been payable for the past three years, subject to environmental audits. We estimate the aggregate wastewater fees offset by capital expenditures for the past three years to be approximately €21.8 million.
      Other than wastewater fees, we accrue for environmental remediation liabilities on a site-by-site basis when it is probable that costs can be reasonably estimated, or as a result of an environmental action or claim, environmental studies that we conduct or regulatory assessment. As at December 31, 2006, we recorded a liability for environmental conservation expenditures of €2.0 million, based on environmental studies that we conducted. We believe that the liability amount recorded is sufficient, subject to future changes in environmental regulations.
New Accounting Standards
      In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statement No. 87, 88, 106 and 132R (SFAS 158). This Statement requires an employer to recognize in its statement of financial position an asset of a plan’s over funded status or a liability for a plan’s under funded status, measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions), and recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. SFAS 158 is effective for fiscal years ending after December 15, 2006. In accordance with the effective dates and transition guidelines of this standard, the Company has adopted the recognition and disclosure provisions of SFAS 158 effective December 31, 2006, the most notable of which is the recognition of the funded status. Prior to the adoption of the recognition provisions of SFAS No. 158, the Company accounted for its postretirement benefits under SFAS No. 87 and SFAS No. 106. Under these standards, changes in the funded status were not immediately recognized, but instead were deferred and recognized in a systematic manner in later periods. The adoption of this standard requires issuers to recognize the change in the funded status of the plan through other comprehensive income. Upon adoption of the recognition provisions of SFAS No. 158, the Company recognized the amounts of prior changes in funded status of postretirement obligations through accumulated other comprehensive income. The adoption of SFAS No. 158 had no effect on the Company’s consolidated statement of operations for the years ended December 31, 2006, 2005 or 2004.
      For a discussion of other new accounting standards see Note 1 to our annual audited consolidated financial statements included elsewhere in this annual report.
Cautionary Statement Regarding Forward-Looking Information
      Statements in this annual report that are not reported financial results or other historical information are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. These statements use forward looking terminology, are based on present information we have related to our existing business circumstances and various assumptions we make and involve a number of risks and uncertainties, any of which could cause actual results to differ materially from these forward-looking statements. We caution you that we do not assume any obligation to update forward-looking statements based on unanticipated events or changed expectations. Factors that could cause actual results to differ materially include, but are not limited to those set forth under Item 1A. — Risk Factors.
Inflation
      We do not believe that inflation has had a material impact on revenues or income during 2006.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
      We are exposed to market risks from changes in interest rates and foreign currency exchange rates, particularly the exchange rates between the Euro and the U.S. dollar and, since 2005, the Canadian dollar versus the U.S. dollar and the Euro. Changes in these rates may affect our results of operations and financial condition and, consequently, our fair value. We seek to manage these risks through internal risk management policies as well as the use of derivatives. We use derivatives to reduce or limit our exposure to interest rate and currency risks. We may in the future use derivatives to reduce or limit our exposure to fluctuations in pulp prices. We also use derivatives to reduce our potential losses or to augment our potential gains, depending on our management’s perception of future economic events and developments. These types of derivatives are generally highly speculative in nature. They are also very volatile as they are highly leveraged given that margin requirements are relatively low in proportion to notional amounts.
      Many of our strategies, including the use of derivatives, and the types of derivatives selected by us, are based on historical trading patterns and correlations and our management’s expectations of future events. However, these strategies may not be effective in all market environments or against all types of risks. Unexpected market developments may affect our risk management strategies during this time, and unanticipated developments could impact our risk management strategies in the future. If any of the variety of instruments and strategies we utilize are not effective, we may incur significant losses.
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
      We use foreign exchange derivatives to convert some of our costs (including currency swaps relating to our long-term indebtedness) from Euros to U.S. dollars as our principal product is priced in U.S. dollars. We have also converted some of our costs to U.S. dollars by issuing long-term U.S. dollar denominated debt in the form of our 8.5% convertible subordinated notes and $310 million 9.25% senior notes issued in February 2005. The proceeds of the 9.25% senior notes were used in part to repay the Rosenthal project loan facility. We use interest rate derivatives to fix the rate of interest on indebtedness, including under the Stendal Loan Facility and, prior to its repayment in February 2005, the Rosenthal project loan facility.
      All of the derivatives we entered into were either pursuant to a project loan facility related to the Rosenthal mill, which was repaid and discharged in February 2005, or the Stendal Loan Facility. Each of these loan facilities provided facilities for foreign exchange derivatives, interest rate derivatives and commodities derivatives, subject to prescribed controls, including maximum notional and at-risk amounts. The Stendal Loan Facility is secured by substantially all of the assets of the Stendal mill and has the benefit of certain German governmental guarantees. Prior to its discharge in 2005, the project loan facility for the Rosenthal mill was secured by substantially all of the mill’s assets and also had the benefit of certain German governmental grants. Neither of these credit facilities had any separate margin requirements when derivatives are entered into pursuant to their terms and are subsequently marked to market. The revolving working capital credit facility we established in February 2005 for the Rosenthal mill allows us to enter into derivative instruments to manage risks relating to its operations.
      We record unrealized gains and losses on our outstanding derivatives when they are marked to market at the end of each reporting period and realized gains or losses on them when they are settled. We determine market valuations based primarily upon valuations provided by our counterparties.
      In March 2004, Rosenthal entered into currency derivatives which included two currency swaps in the aggregate principal amount of €184.5 million that mature in September 2008 and September 2013, respectively. As NBSK pulp prices are quoted in U.S. dollars and the majority of our business transactions are denominated in Euros, Rosenthal had entered into the currency swaps to reduce the effects of exchange rate fluctuations between the U.S. dollar and the Euro on notional amounts outstanding under its project loan facility. Under these currency swaps, Rosenthal effectively paid the principal and interest in U.S. dollars and at U.S. dollar borrowing rates. The Rosenthal currency derivatives also included a currency forward in the notional amount of €40.7 million which matured in March 2005 that was entered into to reduce or limit Rosenthal’s exposure to currency risks.
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
      In December 2004, we settled all of our then outstanding currency derivatives due to the substantial weakening of the U.S. dollar versus the Euro in 2004 and realized a gain of €44.5 million thereon. In February 2005, we settled the Rosenthal Interest Rate Contracts in connection with the repayment and discharge of Rosenthal’s project loan facility and realized a loss of €0.3 million thereon.
      In the first quarter of 2005, Stendal entered into foreign currency derivatives in order to swap approximately three-quarters of its long-term indebtedness outstanding under the Stendal mill’s project loan facility into U.S. dollars as follows: (i) approximately €306.3 million in principal amount was swapped into U.S. dollars at a rate of 1.2960 with a maturity in October 2017, and (ii) approximately €153.2 million in principal amount was swapped into U.S. dollars at a rate of 1.2990 with a maturity in October 2017. In the second quarter of 2005, Stendal swapped the balance of its long-term indebtedness under the Stendal mill’s project loan facility, being approximately €153.2 million in principal amount, into U.S. dollars at a rate of 1.2799 with a maturity in October 2017. All of these currency swaps were entered into by Stendal to reduce the effects of exchange rate fluctuations between the U.S. dollar and the Euro on notional amounts under the Stendal Loan Facility.
      During the first quarter of 2005, Stendal entered into a $50.0 million currency forward contract at a rate of 1.3108 which matured in February 2006 and a $25.0 million currency forward at a rate of 1.3080 which matured in September 2005. During the second quarter of 2005, Stendal entered into a $25.0 million currency forward contract at a rate of 1.2357 which also matured in September 2005. In the third quarter of 2005, Stendal entered into a $13.9 million currency forward at a rate of 1.2048 which matured in October 2005. These currency derivatives were entered into by Stendal to reduce or limit its exposure to currency risks.

      We are exposed to very modest credit related risks in the event of non-performance by counterparties to derivative contracts. However, we do not expect that the counterparties, which are major financial institutions, will fail to meet their obligations.
      The following table and the notes thereto sets forth the maturity date, the notional amount, the recognized gain or loss and the strike and swap rates for derivatives that were in effect during 2005 and 2006:

			Recognized Gain		Recognized Gain
			(Loss) Year		(Loss) Year
		Notional	Ended	Notional	Ended
Derivative Instrument	Maturity Date	Amount	December 31, 2005	Amount	December 31, 2006

		(in millions)	(in thousands)	(in millions)	(in thousands)
Interest Rate Derivatives
Rosenthal Interest Rate Cap Agreements(1)	Settled	$178.3	€(295)
Stendal Interest Rate Swaps(2)(3)	October 2017	€612.6	€(3,176)	€590.0	37,292

			€(3,471)		€37,292

Foreign Exchange Rate Derivatives
Stendal Currency Swap(4)	October 2017	€306.3	(31,741)	€295.0	€33,683
Stendal Currency Swap(5)	Settled	€153.2	(16,363)	€147.5	17,629
Stendal Currency Swap(6)	October 2017	€153.2	(13,875)	€147.5	16,654
Stendal Currency Forward(7)	Settled	$50.0	(4,153)	$50.0	590
Stendal Currency Forward	Settled	$25.0	(521)
Stendal Currency Forward	Settled	$25.0	(1,639)
Stendal Currency Forward	Settled	$13.9	—

			€(68,292)		€68,556

(1)	Rosenthal entered into two interest rate cap contracts with notional amounts of $106.2 million (2004: $118.6 million) and $72.1 million (2004: $74.0 million), both maturing on September 28, 2007 with a strike rate of 6.8%. These derivatives were settled in February 2005.

(2)	In connection with the Stendal Loan Facility, in the third quarter of 2002 Stendal entered into the Stendal Interest Rate Swap Agreements, which are variable-to-fixed interest rate swaps, for the term of the Stendal Loan Facility, with respect to an aggregate maximum amount of approximately €612.6 million of the principal amount of the long-term indebtedness under the Stendal Loan Facility. The swaps took effect on October 1, 2002 and are comprised of three contracts. The first contract commenced in October 2002 for a notional amount of €4.1 million, gradually increasing to €464.9 million, with an interest rate of 3.795%, and matured in May 2004. The second contract commenced in May 2004 for a notional amount of €464.9 million, gradually increasing to €612.6 million, with an interest rate of 5.28%, and matured in April 2005. The third contract commenced in April 2005 for a notional amount of €612.6 million, with an interest rate of 5.28%, and the notional amount gradually decreases and the contract terminates upon the maturity of the Stendal Loan Facility in October 2017. As at December 31, 2005 and 2006, the notional amounts of the remaining outstanding contract were €612.6 million and €590.0 million, respectively.

(3)	For the years ended December 31, 2002 through to 2004 the unrealized non-cash losses for the Stendal Interest Rate Swap Agreements were €30,108, €13,042 and €32,320, respectively.

(4)	For €306.3 million of the outstanding principal amount under the Stendal Loan Facility, all repayment installments from February 7, 2005 until October 2, 2017 were swapped into U.S. dollar amounts at a rate of U.S. 1.2960. The interest rate was swapped into the following payments: pay six-month U.S. dollar to LIBOR plus 12 basis points and receive the six-month Euribor.

(5)	For €153.2 million of the outstanding principal amount under the Stendal Loan Facility, all repayment installments from April 1, 2005 until October 2, 2017 were swapped into U.S. dollar amounts at a rate of U.S. 1.2990. The interest rate was swapped into the following payments: pay six-month U.S. dollar to LIBOR plus 13 basis points and receive the six-month Euribor. The swap was settled in December 2006.

(6)	For €153.2 million of the outstanding principal amount under the Stendal Loan Facility, all repayment installments from April 18, 2005 until October 2, 2017 were swapped into U.S. dollar amounts at a rate of U.S. 1.2799. The interest rate was swapped into the following payments: pay six-month U.S. dollar to LIBOR plus 13 basis points and receive the six-month Euribor.

(7)	Currency forward entered into in the first quarter of 2005 in the notional amount of $50.0 million at a rate of 1.3108 which matured in February 2006.
Interest Rate Risk
      Fluctuations in interest rates may affect the fair value of fixed interest rate financial instruments which are sensitive to such fluctuations. A decrease in interest rates may increase the fair value of such fixed interest rate financial instrument assets and an increase in interest rates may decrease the fair value of such fixed interest rate financial instrument liabilities, thereby increasing our fair value. An increase in interest rates may decrease the fair value of such fixed interest rate financial instrument assets and a decrease in interest rates may increase the fair value of such fixed interest rate financial instrument liabilities, thereby decreasing our fair value. We seek to manage our interest rate risks through the use of interest rate derivatives. For a discussion of our interest rate derivatives including maturities, notional amounts, gains or losses and swap rates, see “Derivatives” in this Item 7A. The following tables provide information about our exposure to interest rate fluctuations (other than for our interest rate derivatives) for the carrying amount of financial instruments sensitive to such fluctuations as at December 31, 2006 and 2005, respectively, and expected cash flows from these instruments:

	As at December 31, 2006

			Expected Future Cash Flow*
	Carrying	Fair
	Value	Value	2007	2008	2009	2010	2011	Thereafter

	(in thousands)
Cash restricted(1)	€57,000	€57,000	€1,140	€1,140	€1,140	€1,140	€1,140	€63,840
Debt obligations(2)	7,917	7,917	(8,174)	—	—	—	—	—
Capital lease obligations(3)	11,360	11,360	(5,392)	(3,590)	(1,432)	(998)	(663)	—

*	Including interest where applicable.

(1)	Assuming a rate of return of 2% and a release of restricted cash after 2011.

(2)	Debt obligations consist of our debt, including the gross amount of loans payable to a minority shareholder of Stendal.

(3)	Capital lease obligations relate to transportation vehicles and production equipment.

	As at December 31, 2005

			Expected Future Cash Flow*
	Carrying	Fair
	Value	Value	2006	2007	2008	2009	2010	Thereafter

	(in thousands)
Cash restricted(1)	€31,612	€31,612	€26,528	€1,140	€1,140	€1,140	€1,140	€39,592
Debt obligations(2)	10,576	10,576	4,257	(7,212)	(9,254)	—	—	—
Capital lease obligations(3)	12,300	12,300	(4,098)	(4,737)	(2,953)	(993)	(354)	—

*	Including interest where applicable.

(1)	Including a build up of Stendal’s restricted cash in 2006 of €25,388 and assuming a rate of return of 2% and a release of restricted cash after 2011.

(2)	Debt obligations consist of our debt, including the gross amount of loans payable to minority shareholders of Stendal.

(3)	Capital lease obligations relate to transportation vehicles and production equipment.
Foreign Currency Exchange Rate Risk
      Our reporting currency is the Euro. However, we hold financial instruments denominated in U.S. dollars, Canadian dollars and, to a lesser extent, Swiss francs, which are sensitive to foreign currency exchange rate fluctuations. A depreciation of these currencies against the Euro will decrease the fair value of such financial instrument assets and an appreciation of these currencies against the Euro will increase the fair value of such financial instrument liabilities, thereby decreasing our fair value. An appreciation of these currencies against the Euro will increase the fair value of such financial instrument assets and a depreciation of these currencies against the Euro will decrease the fair value of financial instrument liabilities, thereby increasing our fair value. We seek to manage our foreign currency risks by utilizing foreign exchange rate derivatives. For a discussion of such derivatives including maturities, notional amounts, gains or losses and strike rates, see “Derivatives” in this Item 7A. The following tables provide information about our exposure to foreign currency exchange rate fluctuations for the carrying amount of financial instruments (other than foreign exchange rate derivatives) sensitive to such fluctuations as at December 31, 2006 and 2005, respectively, and expected cash flows from these instruments:

	As at December 31, 2006

			Expected Future Cash Flow*
	Carrying	Fair
	Value	Value	2007	2008	2009	2010	2011	Thereafter

	(in thousands)
Debt obligations(1)(2)	€285,864	€285,864	€(26,060)	€(26,060)	€(26,060)	€(76,120)	€(21,728)	€(270,211)

*	Including interest where applicable.

(1)	U.S. dollar denominated debt comprised of $310 million of senior notes with a 9.25% interest rate and $67.3 million of convertible subordinated notes with an 8.5% interest rate.

(2)	Based on the December 31, 2006 €/$ exchange rate.

	As at December 31, 2005

			Expected Future Cash Flow*
	Carrying	Fair
	Value	Value	2006	2007	2008	2009	2010	Thereafter

	(in thousands)
Investments(1)	€2,362	€2,362	€—	€—	€—	€—	€—	€2,362
Debt obligations(2)(3)	331,447	331,447	(30,136)	(30,136)	(30,136)	(30,136)	(98,570)	(325,343)

*	Including interest where applicable.

(1)	Investments consist of equity securities, which are denominated primarily in U.S. dollars, and to a lesser extent, in Canadian dollars.

(2)	U.S. dollar denominated debt comprised of $310 million of senior notes with a 9.25% interest rate and $82.5 million of convertible subordinated notes with an 8.5% interest rate.

(3)	Based on the December 31, 2005 €/$ exchange rate.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
      The consolidated financial statements and supplementary data required with respect to this Item 8, and as listed in Item 15 of this annual report, are included in this annual report commencing on page 68.

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
      Management assessed the effectiveness of Mercer’s internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on our assessment and those criteria, management believes that Mercer maintained effective internal control over financial reporting as of December 31, 2006.
      Mercer’s independent registered chartered accountants have audited and issued their report on management’s assessment of Mercer’s internal control over financial reporting, which appears below.
Report of Independent Registered Chartered Accountants
To the Board of Directors and Shareholders of
Mercer International Inc.
      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Mercer International Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
      In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2006 of the Company and our report dated February 28, 2007, expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s adoption of new accounting standards for share-based payments and pension and other postretirement benefits.
/s/ Deloitte & Touche LLP
Independent Registered Chartered Accountants
Vancouver, Canada
February 28, 2007
Changes in Internal Controls
      There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
      Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
      Subsequent to our Conversion to a corporate form, we are governed by a board of directors, each member of which is elected annually, beginning with our annual meeting held in 2006. Prior to the Conversion, as a business trust, we were managed by trustees, who have comparable duties and responsibilities as directors of corporations. Trustees were elected by shareholders at annual meetings for staggered three-year terms. Each of our issued and outstanding shares of common stock is entitled to one vote at such meetings. The following sets forth information relating to our directors and executive officers, each of whom was also a trustee and/or executive officer prior to the Conversion:
      Jimmy S.H. Lee, age 49, has been a director since May 1985 and President and Chief Executive Officer since 1992. Previously, Mr. Lee served with MFC Bancorp Ltd. as a director from 1986, Chairman from 1987 and President from 1988 to December 1996, respectively. During Mr. Lee’s tenure with the Company, the Company acquired the Rosenthal mill, converted the Rosenthal mill to the production of kraft pulp, constructed and started up the Stendal mill and acquired the Celgar mill.
      William D. McCartney, age 51, has been a director since January 2003. Mr. McCartney has been President and Chief Executive Officer of Pemcorp Management Inc., a management services company, since 1990. Mr. McCartney is a director of Southwestern Resources Corp., where he has served since March 2004. Mr. McCartney is also a member of the Institute of Chartered Accountants in Canada.
      Kenneth A. Shields, age 58, has been a director since August 2003. Mr. Shields was a founder of the institutional firm of Goepel Shields & Partners Inc., where he held the position of President and Chief Executive Officer. In April of 1998, the firm merged with McDermid St. Lawrence Securities Ltd. to become the investment firm of Goepel McDermid Inc. which was subsequently acquired, in January of 2001, by Florida-based Raymond James Financial, Inc. Mr. Shields currently serves as a member of the board of directors of Raymond James Financial, Inc. and serves as the Chairman, Chief Executive Officer and a member of the board of directors of the Canadian subsidiary, Raymond James Ltd. Mr. Shields is also a director of TimberWest Forest Corp., a member of the Accounting Standards Oversight Council, and a Director of the Council for Business and the Arts in Canada. Additionally, Mr. Shields has served as past Chairman of the Investment Dealers Association of Canada and Pacifica Papers Inc., and is a former director of each of Slocan Forest Products Ltd. and the Investment Dealers Association of Canada.
      Guy W. Adams, age 55, has been a director since August 2003. Mr. Adams is the managing member of GWA Advisors, LLC, GWA Investments, LLC, referred to as “GWA”, and GWA Capital Partners, LLC, where he has served since 2002, and is the managing member of GWA Master Fund, LP since October 2004. GWA Advisors, LLC is a private equity investment firm and a holding company for Mr. Adams’ private equity investments. GWA is an investment fund investing in publicly traded securities managed by GWA Capital Partners, LLC, a registered investment advisor. Prior to 2002, Mr. Adams was the President of GWA Capital, which he founded in 1996 to invest his own capital in public and private equity transactions, and a business consultant to entities seeking refinancing or recapitalization.
      Eric Lauritzen, age 68, has been a director since June 2004. Mr. Lauritzen was President and Chief Executive Officer of Harmac Pacific, Inc., a North American producer of softwood kraft pulp previously listed on the Toronto Stock Exchange and acquired by Pope & Talbot Inc. in 1998, from May 1994 to July 1998, when he retired. Mr. Lauritzen was Vice President, Pulp and Paper Marketing of MacMillan Bloedel Limited, a North American pulp and paper company previously listed on the Toronto Stock Exchange and acquired by Weyerhaeuser Company Limited in 1999, from July 1981 to April 1994.
      Graeme A. Witts, age 68, has been a director since January 2003. Mr. Witts organized Sanne Trust Company Limited, a trust company located in the Channel Islands, in 1988 and was managing director from 1988 to 2000, when he retired. He is now managing director of Azure Property Group, SA, a European hotel group. Mr. Witts is also a fellow of the Institute of Chartered Accountants of England and Wales and has previous experience in the soap and shoe industries as well as government auditing.

      George Malpass, age 67, has been a director since November 2006. Mr. Malpass was formerly the Chief Executive Officer and a director of Primex Forest Products Ltd. and is also a former director of both International Forest Products Ltd. and Riverside Forest Products Ltd.
      David M. Gandossi, age 49, has been Secretary, Executive Vice-President and Chief Financial Officer since August 15, 2003. Mr. Gandossi was formerly the Chief Financial Officer and Executive Vice-President of Formation Forest Products (a closely held corporation) from June 2002 to August 2003. Mr. Gandossi previously served as Chief Financial Officer, Vice-President, Finance and Secretary of Pacifica Papers Inc., a North American specialty pulp and paper manufacturing company previously listed on the Toronto Stock Exchange, from December 1999 to August 2001 and Controller and Treasurer from June 1998 to December 1999. From June 1998 to August 31, 1998, he also served as Secretary to Pacifica Papers Inc. From March 1998 to June 1998, Mr. Gandossi served as Controller, Treasurer and Secretary of MB Paper Ltd. From April 1994 to March 1998, Mr. Gandossi held the position of Controller and Treasurer with Harmac Pacific Inc., a Canadian pulp manufacturing company previously listed on the Toronto Stock Exchange. Mr. Gandossi is a member of the Institute of Chartered Accountants in Canada.
      Claes-Inge Isacson, age 62, has been our Chief Operating Officer since November 2006 and is based in our Berlin office. Mr. Isacson brings over 24 years of senior level pulp and paper management to our senior management team, with a focus on kraft pulp. Mr. Isacson held the positions of President Norske Skog Europe, and then Senior Vice President Production for Norske Skogindustrier ASA between 1989 and 2004. His most recent position was President, AF Process, a consulting and engineering company working worldwide. He holds a Masters of Science, Mechanical Engineering.
      David K. Ure, age 39, has been our Vice President, Controller, since October 16, 2006. Mr. Ure was formerly the Controller of Catalyst Paper Corporation from 2001 to 2006 and Controller of Pacifica Papers Inc. from 2000 to 2001. He also served as U.S. Controller of Crown Packaging Ltd. in 1999 and the Chief Financial Officer and Secretary of Finlay Forest Industries Inc. from 1997 to 1998. He is on the Board of Trustees of the Pulp and Paper Industry Pension Plan and has over fifteen years experience in the forest products industry. Mr. Ure is a member of the Certified General Accountants’ Association of Canada.
      Leonhard Nossol, age 49, has been our Group Controller for Europe since August 2005. He has also been a managing director of Rosenthal since 1997 and the sole managing director of Rosenthal since September 2005. Mr. Nossol had a significant involvement in the conversion of the Rosenthal mill to the production of kraft pulp in 1999 and the related increase in the mill’s annual production capacity to 280,000 ADMTs, and subsequently to 310,000 ADMTs, as well as the reduction in production costs at the mill.
      David M. Cooper, age 53, has been Vice President of Sales and Marketing for Europe since June 2005. Mr. Cooper previously held a variety of senior positions around the world in Sappi Ltd., a large global forest products group, from 1982 to 2005, including the sales and marketing of various pulp and paper grades and the management of a manufacturing facility. He has more than 23 years of diversified experience in the international pulp and paper industry.
      Eric X. Heine, age 43, has been Vice President of Sales and Marketing for North America and Asia since June 2005. Mr. Heine was previously Vice President Pulp and International Paper Sales and Marketing for Domtar Inc., a global pulp and paper corporation, from 1999 to 2005. He has over 18 years of experience in the pulp and paper industry, including developing strategic sales channels and market partners to build corporate brands.
      Werner Stüber, age 65, has been Vice President of Technical Support and Pulp Operations since August 2005. Mr. Stüber was previously a managing director of our Rosenthal mill from 1996 to 2005. Mr. Stüber had a significant involvement in the conversion of the Rosenthal mill to the production of kraft pulp in 1999 and the related increase in the mill’s annual production capacity to 280,000 ADMTs, and subsequently to 310,000 ADMTs, as well as the reduction in production costs at the mill.
      Wolfram Ridder, age 45, was appointed Vice President of Business Development in August 2005, prior to which he was a managing director of Stendal. Mr. Ridder was the principal assistant to our Chief Executive Officer from November 1995 until September 2002.

      We also have experienced mill managers at all of our mills who have operated through multiple business cycles in the pulp industry.
      Our board of directors, referred to as the “Board”, met 16 times during 2006 and each current member of the Board attended 75% or more of the total number of such meetings and meetings of the committees of the Board on which they serve during their term. In addition, our independent directors regularly meet in separate executive sessions without any member of our management present. The Lead Director presides over these meetings. Although we do not have a formal policy with respect to attendance of directors at our annual meetings, all directors are encouraged and expected to attend such meetings if possible. All of our directors attended our 2006 annual meeting.
      Our Board has developed corporate governance guidelines in respect of: (i) the duties and responsibilities of the Board, its committees and the officers of the Company; and (ii) practices with respect to the holding of regular quarterly and strategic meetings of the Board including separate meetings of non-management directors. Our Board has established four standing committees, the Audit Committee, the Compensation Committee, the Governance and Nominating Committee and the Environmental, Health and Safety Committee.
Audit Committee
      The Audit Committee functions pursuant to a charter adopted by the directors. A copy of the current charter is attached as Appendix “A” to the definitive proxy statement on Schedule 14A relating to our annual meeting of shareholders held in June 2005. The function of the Audit Committee generally is to meet with and review the results of the audit of our financial statements performed by the independent public accountants and to recommend the selection of independent public accountants. The members of the Audit Committee are Mr. McCartney, Mr. Witts and Mr. Lauritzen, each of whom is independent under applicable laws and regulations and the listing requirements of the NASDAQ Global Market. Both Mr. McCartney and Mr. Witts are Chartered Accountants and Mr. McCartney is a “financial expert” within the meaning of such term under the Sarbanes-Oxley Act of 2002. The Audit Committee met eight times during 2006.
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
Compensation and Human Resource Committee
      The Board has established a Compensation and Human Resource Committee. The Compensation and Human Resource Committee is responsible for reviewing and approving the strategy and design of the Company’s compensation, equity-based and benefits programs. The Compensation and Human Resource Committee is also responsible for approving all compensation actions relating to executive officers. The members of the Compensation and Human Resource Committee are Mr. Malpass, Mr. Lauritzen and Mr. Adams, each of whom is independent under applicable laws and regulations and the listing requirements of the NASDAQ Global Market. The Compensation and Human Resource Committee met three times during 2006.
Governance and Nominating Committee
      Our Board has established a Governance and Nominating Committee comprised of Mr. Shields, Mr. McCartney and Mr. Witts, each of whom is independent under applicable laws and regulations and the listing requirements of the NASDAQ Global Market. The Governance and Nominating Committee functions pursuant to a charter adopted by the directors, a copy of which is attached as Appendix “B” to the definitive proxy statement on Schedule 14A relating to our annual meeting of shareholders held in June 2004. The purpose of the committee is to: (i) manage the corporate governance system of the Board; (ii) assist the Board in fulfilling its duties to meet applicable legal and regulatory and self-regulatory business principles and codes of best practice; (iii) assist in the creation of a corporate culture and environment of integrity and accountability; (iv) in conjunction with the Lead Director, monitor the quality of the relationship between the Board and management; (v) review management succession plans; (vi) recommend to the Board nominees for appointment to the Board; (vii) lead the Board’s annual review of the Chief Executive Officer’s performance; and (viii) set the Board’s forward meeting agenda. The Governance and Nominating Committee met four times in 2006.
Environmental, Safety and Health Committee
      Our Board established an Environmental, Safety and Health Committee in 2006, currently comprised of Mr. Lauritzen, Mr. Malpass and Mr. Lee, to review on behalf of the Board the policies and processes implemented by management, and the resulting impact and assessments of all environmental, safety and health related activities of the Company. More specifically, the Environmental, Safety and Health Committee is to: (i) review and approve, and if necessary revise, the environmental, safety and health policies and environmental compliance programs of the Company; (ii) monitor the Company’s environmental, safety and health management systems including internal and external audit results and reporting; and (iii) provide direction to management on the frequency and focus of external independent environmental, safety and health audits. The Environmental, Safety and Health Committee met twice in 2006.
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
Section 16(a) Beneficial Ownership Reporting Compliance
      Section 16(a) of the Exchange Act requires that our officers and directors and persons who own more than 10% of our shares file reports of ownership and changes in ownership with the SEC and furnish us with copies of all such reports that they file. Based solely upon a review of the copies of these reports received by us, and upon written representations by our directors and officers regarding their compliance with the applicable reporting requirements under Section 16(a) of the Exchange Act, we believe that all of our directors and officers filed all required reports under Section 16(a) in a timely manner for the year ended December 31, 2006.

ITEM 11.	EXECUTIVE COMPENSATION
      The information required by this Item 11 is incorporated by reference from the proxy statement relating to our annual meeting to be held in 2007, which will be filed with the SEC within 120 days of our most recently completed fiscal year.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
      The information required by this Item 12 is incorporated by reference from the proxy statement relating to our annual meeting to be held in 2007, which will be filed with the SEC within 120 days of our most recently completed fiscal year.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
      The information required by this Item 13 is incorporated by reference from the proxy statement relating to our annual meeting to be held in 2007, which will be filed with the SEC within 120 days of our most recently completed fiscal year.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
      The information required by this Item 14 is incorporated by reference from the proxy statement relating to our annual meeting to be held in 2007, which will be filed with the SEC within 120 days of our most recently completed fiscal year.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) (1)  Financial Statements
      (2)  List of Exhibits

1.1		Underwriting Agreement dated February 8, 2005 between Mercer International Inc. and RBC Capital Markets Corporation, on behalf of itself and CIBC World Markets Corp., Raymond James & Associates, Inc. and D.A. Davidson & Co. Incorporated by reference from Form 8-K dated February 10, 2005.
1.2		Underwriting Agreement dated February 8, 2005 among Mercer International Inc. and RBC Capital Markets Corporation and Credit Suisse First Boston LLC, on behalf of themselves and CIBC World Markets Corp. Incorporated by reference from Form 8-K dated February 10, 2005.
2.1		Agreement and Plan of Merger among Mercer International Inc., Mercer International Regco Inc. and Mercer Delaware Inc. dated December 14, 2005. Incorporated by reference to the Proxy Statement/Prospectus filed on December 15, 2005.
3.1		Articles of Incorporation of the Company, as amended. Incorporated by reference from Form 8-A dated March 1, 2006.
3.2		Bylaws of the Company. Incorporated by reference from Form 8-A dated March 1, 2006.
4.1		Indenture dated as of October 10, 2003 between Mercer International Inc. and Wells Fargo Bank Minnesota, N.A. Incorporated by reference from Form 8-K dated October 15, 2003.
4.2		Indenture dated as of December 10, 2004 between Mercer International Inc. and Wells Fargo Bank, N.A. Incorporated by reference from Form S-3 filed December 10, 2004.
4.3		First Supplemental Indenture dated February 14, 2005 to Indenture dated December 10, 2004 between Mercer International Inc. and Wells Fargo Bank, N.A. Incorporated by reference from Form 8-K dated February 17, 2005.
10.1		Amended and Restated 1992 Stock Option Plan. Incorporated by reference from Form S-8 dated March 2, 2000.
10	.2*	2002 Employee Incentive Bonus Plan.
10.3		Project Financing Facility Agreement dated August 26, 2002 between Zellstoff Stendal GmbH and Bayerische Hypo-und Vereinsbank AG. Incorporated by reference from Form 8-K dated September 10, 2002.
10.4		Shareholders’ Undertaking Agreement dated August 26, 2002 among Mercer International Inc., Stendal Pulp Holdings GmbH, RWE Industrie-Lösungen GmbH, AIG Altmark Industrie AG and FAHR Beteiligungen AG and Zellstoff Stendal GmbH and Bayerische Hypo-und Vereinsbank AG. Incorporated by reference from Form 8-K dated September 10, 2002.
10	.5*	Shareholders’ Agreement dated August 26, 2002 among Zellstoff Stendal GmbH, Stendal Pulp Holdings GmbH, RWE Industrie-Lösungen GmbH and FAHR Beteiligungen AG.
10	.6*	Contract for the Engineering, Design, Procurement, Construction, Erection and Start-Up of a Kraft Pulp Mill between Zellstoff Stendal GmbH and RWE Industrie-Lösungen GmbH dated August 26, 2002. Certain non-public information has been omitted from the appendices to Exhibit 10.16 pursuant to a request for confidential treatment filed with the SEC. Such non-public information was filed with the SEC on a confidential basis. The SEC approved the request for confidential treatment in January 2004.
10	.7*	Form of Trustee’s Indemnity Agreement between Mercer International Inc. and its Trustees.

10.8		Employment Agreement dated for reference August 7, 2003 between Mercer International Inc. and David Gandossi. Incorporated by reference from Form 8-K dated August 11, 2003.
10.9		Employment Agreement effective as of April 28, 2004 between Mercer International Inc. and Jimmy S.H. Lee. Incorporated by reference from Form 8-K dated April 28, 2004
10.10		2004 Stock Incentive Plan. Incorporated by reference from Form S-8 dated June 15, 2004
10.11		Asset Purchase Agreement by and among Mercer International Inc., 0706906 B.C. Ltd. and KPMG Inc., as receiver of all of the assets and undertakings of Stone Venepal (Celgar) Pulp Inc. dated November 22, 2004. Incorporated by reference from Form 8-K dated November 23, 2004.
10.12		Revolving Credit Facility Agreement dated February 9, 2005 among D&Z Holding GmbH, Zellstoff-und Papierfabrik Rosenthal GmbH & Co. KG, ZPR Beteiligungs GmbH and Bayerische Hypo-und Vereinsbank AG. Incorporated by reference from Form 8-K dated February 17, 2005.
10.13		Shareholders’ Undertaking Agreement dated February 9, 2005 relating to Revolving Credit Facility Agreement. Incorporated by reference from Form 8-K dated February 17, 2005.
10.14		Revolving Term Credit Facility dated for reference May 19, 2006 among Zellstoff Celgar Limited Partnership, as borrower, and the lenders from time to time parties thereto, as lenders and CIT Business Credit Canada Inc., as agent. Incorporated by reference from Form 8-K dated May 30, 2006.
10.15		Employment Agreement dated October 2, 2006 between Stendal Pulp Holding GmbH and Wolfram Ridder. Incorporated by reference from Form 8-K dated October 2, 2006.
10.16		Employment Agreement effective October 16, 2006 between Mercer International Inc. and David Ure dated September 22, 2006. Incorporated by reference from Form 8-K dated October 13, 2006.
10.17		Employment Agreement effective November 6, 2006 between Mercer International Inc. and Claes-Inge Isacson dated September 25, 2006. Incorporated by reference from Form 8-K dated October 13, 2006.
99.1		Exchange Agreement dated December 4, 2006 between Mercer International Inc. and Nisswa Master Fund Ltd. Incorporated by reference from Form 8-K dated December 5, 2006.
99.2		Exchange Agreement dated December 4, 2006 between Mercer International Inc. and CC Arbitrage Ltd. Incorporated by reference from Form 8-K dated December 5, 2006.
21		List of Subsidiaries of Registrant.
23.1		Consent of Independent Registered Chartered Accountants.
31.1		Section 302 Certificate of Chief Executive Officer.
31.2		Section 302 Certificate of Chief Financial Officer.
32	.1**	Section 906 Certificate of Chief Executive Officer.
32	.2**	Section 906 Certificate of Chief Financial Officer.

*	Filed in Form 10-K for prior years.

**	In accordance with Release 33-8212 of the Commission, these Certifications: (i) are “furnished” to the Commission and are not “filed” for the purposes of liability under the Securities Exchange Act of 1934, as amended; and (ii) are not to be subject to automatic incorporation by reference into any of the Company’s registration statements filed under the Securities Act of 1933, as amended for the purposes of liability thereunder or any offering memorandum, unless the Company specifically incorporates them by reference therein.

REPORT OF INDEPENDENT REGISTERED CHARTERED ACCOUNTANTS
To the Board of Directors and Shareholders of
Mercer International Inc.
      We have audited the accompanying consolidated balance sheets of Mercer International Inc. and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Mercer International Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.
      As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, effective January 1, 2006. In addition, as discussed in Note 1 to the consolidated financial statements, the Company adopted the recognition and disclosure provisions of Statement of Financial Accounting Standards No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans — an Amendment of FASB Statements No. 87, 88, 106 and 132(R), effective December 31, 2006.
      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ Deloitte & Touche LLP
Independent Registered Chartered Accountants
Vancouver, Canada
February 28, 2007

MERCER INTERNATIONAL INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2006 and 2005
(In Thousands of Euros, Except Per Share Data)

	2006	2005

ASSETS
Current Assets
Cash and cash equivalents (Note 3)	€69,367	€82,775
Cash restricted (Note 3)	—	7,039
Receivables (Note 4)	75,022	69,988
Note receivable, current portion	7,798	—
Inventories (Note 5)	62,857	73,742
Prepaid expenses and other	4,662	5,369
Current assets of discontinued operations (Note 18)	2,094	12,609

Total current assets	221,800	251,522

Long-Term Assets
Cash restricted (Note 3)	57,000	24,573
Property, plant and equipment (Note 6)	972,143	1,015,363
Investments	1	6,314
Unrealized foreign exchange rate derivative gain (Note 15)	5,933	—
Deferred note issuance and other costs	6,984	8,364
Deferred income tax (Note 10)	29,989	78,381
Note receivable, less current portion	8,744	—
Long-term assets of discontinued operations (Note 18)	—	9,299

	1,080,794	1,142,294

Total assets	€1,302,594	€1,393,816

LIABILITIES
Current Liabilities
Accounts payable and accrued expenses (Note 7)	€83,810	€100,285
Pension and other post-retirement benefit obligations, current portion (Note 9)	363	—
Debt, current portion (Note 8)	33,903	25,550
Current liabilities of discontinued operations (Note 18)	1,926	14,492

Total current liabilities	120,002	140,327

Long-Term Liabilities
Debt, less current portion (Note 8)	873,928	919,423
Unrealized foreign exchange rate derivative loss (Note 15)	—	61,979
Unrealized interest rate derivative losses (Note 15)	41,355	78,646
Pension and other post-retirement benefit obligations (Note 9)	17,954	17,113
Capital leases and other	7,643	9,945
Deferred income tax (Note 10)	22,911	14,444
Long-term liabilities of discontinued operations (Note 18)	—	3,196

	963,791	1,104,746

Total liabilities	1,083,793	1,245,073

Minority Interest	—	—

SHAREHOLDERS’ EQUITY
Preferred shares, no par value; 50,000,000 authorized and issuable in series
Series A, 500,000 authorized, none issued and outstanding	—	—
Series B, 3,500,000 authorized, none issued and outstanding	—	—
Common shares, U.S.$1 par value; 200,000,000 authorized; 35,465,176 issued and outstanding at December 31, 2006 and 33,169,140 at December 31, 2005	195,642	181,586
Additional paid-in capital	154	14
Retained earnings (deficit)	15,240	(47,970)
Accumulated other comprehensive income	7,765	15,113

Total shareholders’ equity	218,801	148,743

Total liabilities and shareholders’ equity	€1,302,594	€1,393,816

The accompanying notes are an integral part of these financial statements.

MERCER INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2006, 2005 and 2004
(In Thousands of Euros, Except Per Share Data)

	2006	2005	2004

Revenues	€623,977	€452,437	€182,242
Costs and expenses:
Operating costs	462,543	375,408	141,267
Operating depreciation and amortization	55,834	51,160	26,788

	105,600	25,869	14,187
General and administrative expenses	28,705	24,511	22,388
(Sale) purchase of emission allowances	(15,609)	(17,292)	—

Operating income (loss) from continuing operations	92,504	18,650	(8,201)

Other income (expense)
Interest expense	(91,931)	(86,326)	(23,185)
Investment income	6,090	2,422	2,772
Unrealized foreign exchange gain (loss) on debt	15,245	(4,156)	—
Realized (loss) gain on derivative instruments	(3,510)	(2,455)	44,467
Unrealized gain (loss) on derivative instruments	109,358	(69,308)	(32,331)
Impairment of investments	—	(1,699)	—

Total other income (expense)	35,252	(161,522)	(8,277)

Income (loss) before income taxes and minority interest from continuing operations	127,756	(142,872)	(16,478)
Income tax (provision) benefit (Note 10)	(57,443)	13,140	44,163

Income (loss) before minority interest from continuing operations	70,313	(129,732)	27,685
Minority interest	(1,071)	17,674	2,454

Net income (loss) from continuing operations	69,242	(112,058)	30,139
Net loss from discontinued operations	(6,032)	(5,088)	(10,159)

Net income (loss)	€63,210	€(117,146)	€19,980

Net income (loss) per share from continuing operations (Note 13)
Basic	€2.08	€(3.59)	€1.73

Diluted	€1.72	€(3.59)	€1.25

Net income (loss) per share (Note 13)
Basic	€1.90	€(3.75)	€1.15

Diluted	€1.58	€(3.75)	€0.89

The accompanying notes are an integral part of these financial statements.

MERCER INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Years Ended December 31, 2006, 2005 and 2004
(In Thousands of Euros)

	2006	2005	2004

Net income (loss)	€63,210	€(117,146)	€19,980

Other comprehensive income (loss)
Foreign currency translation adjustment	(11,308)	5,156	4,467
Pension plan additional minimum liability	—	(331)	—
Unrealized gains on securities
Unrealized holding gains arising during the year	171	134	390

Other comprehensive (loss) income	(11,137)	4,959	4,857

Comprehensive income (loss)	€52,073	€(112,187)	€24,837

The accompanying notes are an integral part of these financial statements.

MERCER INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Years Ended December 31, 2006, 2005 and 2004
(In Thousands of Euros)

	Common Shares
						Accumulated Other Comprehensive Income
			Amount
			Paid in			Foreign	Defined	Unrealized
			Excess of	Additional	Retained	Currency	Benefit	Gains
	Number of	Par	Par	Paid-In	Earnings	Translation	Pension	(Losses) on		Shareholders’
	Shares	Value	Value	Capital	(Deficit)	Adjustments	Plans	Securities	Total	Equity

Balance at December 31, 2003	17,099,899	€13,053	€65,086	€223	€49,196	€5,992	€—	€(695)	€5,297	€132,855
Shares issued on exercise of stock options	934,330	743	4,241	(209)	—	—	—	—	—	4,775
Shares issued on grants of restricted stock	40,000	40	234	—	—	—	—	—	—	274
Net income	—	—	—	—	19,980	—		—	—	19,980
Other comprehensive income	—	—	—	—	—	4,467	—	390	4,857	4,857

Balance at December 31, 2004	18,074,229	13,836	69,561	14	69,176	10,459	—	(305)	10,154	162,741
Shares issued on equity offering	10,768,700	8,275	58,370	—	—	—	—	—	—	66,645
Shares issued on acquisition of Celgar	4,210,526	3,244	27,570	—	—	—	—	—	—	30,814
Shares issued on grants of restricted stock	115,685	93	637	—	—	—	—	—	—	730
Net loss	—	—		—	(117,146)	—	—	—	—	(117,146)
Other comprehensive income	—	—	—	—	—	5,156	(331)	134	4,959	4,959

Balance at December 31, 2005	33,169,140	25,448	156,138	14	(47,970)	15,615	(331)	(171)	15,113	148,743
Shares issued on exercise of stock options	60,000	41	251	—	—	—	—	—	—	292
Shares issued on grants of restricted stock	45,000	32	297	—	—	—	—	—	—	329
Shares of restricted stock cancelled	(9,999)	(7)	(57)	—	—	—	—	—	—	(64)
Shares issued on repurchase of notes	2,201,035	1,447	12,052	—	—	—	—	—	—	13,499
Stock compensation expense	—	—	—	140	—	—	—	—	—	140
Adjustment to initially apply FASB
Statement No. 158, net of tax	—	—	—	—	—	—	3,789	—	3,789	3,789
Net income	—	—	—	—	63,210	—	—	—	—	63,210
Other comprehensive income	—	—	—	—	—	(11,308)	—	171	(11,137)	(11,137)

Balance at December 31, 2006	35,465,176	€26,961	€168,681	€154	€15,240	€4,307	€3,458	€—	€7,765	€218,801

The accompanying notes are an integral part of these financial statements.

MERCER INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2006, 2005 and 2004
(In Thousands of Euros)

	2006	2005	2004

Cash Flows from Operating Activities
Net income (loss)	€63,210	€(117,146)	€19,980
Adjustments to reconcile net income (loss) to cash flows from operating activities
Unrealized (gains) losses on derivatives	(109,358)	69,308	32,331
Unrealized foreign exchange (gain) loss on debt	(15,245)	4,156	—
Operating depreciation and amortization	56,085	52,041	29,144
Non-operating amortization	269	1,385	644
Loss on sale of assets	5,957	—	—
Impairment of investments	—	1,699	—
Minority interest	1,071	(17,674)	(2,454)
(Income) loss from equity investee	(1,206)	—	284
Deferred income taxes	56,859	(11,480)	(42,476)
Stock compensation expense	541	441	735
Impairment of assets	—	—	6,000
Other	1,135	1,945	(307)
Changes in current assets and liabilities
Receivables	(7,381)	(18,810)	(21,659)
Inventories	7,364	(4,150)	(28,989)
Accounts payable and accrued expenses	(9,305)	50,582	17,011
Other	(773)	(959)	(638)

Net cash from operating activities	49,223	11,338	9,606

Cash Flows from (used in) Investing Activities
Cash restricted	(25,388)	61,221	(33,466)
Purchase of property, plant and equipment	(32,937)	(21,987)	(322,219)
Acquisition of Celgar pulp mill	—	(146,608)	—
Purchases of available-for-sale securities	—	(1,650)	—
Proceeds from sale of properties	1,765	857	115
Proceeds from available-for-sale securities	1,184	—	1,161
Deferred acquisition costs	—	—	(770)
Advances to equity method investments	—	—	(2,071)
Note receivable	(6,870)	—	—

Net cash used in investing activities	(62,246)	(108,167)	(357,250)
Cash Flows from (used in) Financing Activities
(Decrease) increase in construction costs payable	(240)	(64,223)	22,680
Proceeds from borrowings of notes payable and debt	78,100	313,118	237,000
Proceeds from minority shareholders	5,463	5,463	—
Repayment of notes payable and debt	(87,911)	(272,391)	(21,992)
Repayment of capital lease obligations	(4,091)	(6,411)	(1,970)
Proceeds from investment grants	9,101	84,694	103,574
Issuance of common shares	556	66,645	4,241

Net cash from financing activities	978	126,895	343,533
Effect of exchange rate changes on cash and cash equivalents	(1,698)	3,913	1,686

Net (decrease) increase in cash and cash equivalents	(13,743)	33,979	(2,425)
Cash and cash equivalents, beginning of year(1)	83,547	49,568	51,993

Cash and cash equivalents, end of year(2)	€69,804	€83,547	€49,568

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	€84,382	€46,411	€43,581
Income taxes	1,304	640	16
Supplemental schedule of non-cash investing and financing activities:
Acquisition of production and other equipment under capital lease obligations	€3,301	€2,864	€10,295
Property, plant and equipment on acquisition of 7% interest in Stendal	8,067	—	—
Acquisition of notes receivable on sale of paper assets	11,321	—	—
Common shares issued on acquisition of Celgar mill	—	30,814	—

(1)	Includes amounts related to discontinued operations of: 2006 - €772, 2005 - €3,019, 2004 - €211

(2)	Includes amounts related to discontinued operations of: 2006 - €437, 2005 - €772, 2004 - €3,019
The accompanying notes are an integral part of these financial statements.

MERCER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands of Euros, Except Per Share Data)

Note 1.	The Company and Summary of Significant Accounting Policies
Basis of Presentation
      These consolidated financial statements contained herein include the accounts of Mercer International Inc. (“Mercer Inc.”) and its wholly-owned and majority-owned subsidiaries (collectively, the “Company”).
      Effective March 1, 2006, the Company was converted from a business trust organized under the laws of the State of Washington to a corporation organized under the laws of the State of Washington. The conversion was effected through the merger of Mercer Inc. with and into an indirect wholly-owned Delaware subsidiary company followed by a merger with a direct wholly-owned Washington subsidiary company. The conversion effected a change in the Company’s legal form, but did not result in any change in its business, management, fiscal year, accounting practices, assets or liabilities (except to the extent of legal and other costs of effecting the conversion and maintaining ongoing corporate status) or location of its principal executive offices and facilities. The Company continues to operate under the name “Mercer International Inc.” following consummation of the conversion and continues to be engaged in the same business that it was engaged in prior to the conversion and its shares of common stock are quoted and listed for trading on the NASDAQ National Market and the Toronto Stock Exchange, respectively.
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
      Investments in entities where the Company has equity investments in publicly traded companies in which it has less than 20% of the voting interest and in which it does not exercise significant influence are classified as available-for-sale securities. These securities are reported as long-term investments at fair values; based upon quoted market prices, with the unrealized gains or losses included as a separate component of shareholders’ equity, until realized. If a loss in value in available-for-sale securities is considered to be other than temporary, the loss is recognized in the determination of net income. The cost of all securities sold is based on the specific identification method to determine realized gains or losses.
      Investments in entities where the Company owns between 20% and 50% of the voting interest, and in which the Company exercises significant influence are accounted for using the equity method. Under this method, the investment is initially recorded at cost then reduced by dividends and increased or decreased by

MERCER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands of Euros, Except Per Share Data)

Note 1.	The Company and Summary of Significant Accounting Policies — (Continued)
the Company’s proportionate share of the investee’s net earnings or loss. The amount of earnings or losses from equity investees is included in other investment income.
Inventories
      Inventories of pulp and logs are valued at the lower of average cost and net realizable value. Other materials and supplies are valued at the lower of average cost and replacement cost. Cost includes labour, materials and production overhead.
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
Pensions
      The Company maintains a defined benefit pension plan for its salaried employees at its Celgar mill which is funded and non-contributory. The cost of the benefits earned by the salaried employees is determined using the projected benefit method pro rated on services. The pension expense reflects the current service cost, the interest on the unfunded liability and the amortization over the estimated average remaining service life of the employees of (i) the unfunded liability and (ii) experience gains or losses.

MERCER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands of Euros, Except Per Share Data)

Note 1.	The Company and Summary of Significant Accounting Policies — (Continued)
      In accordance with the transition provisions of SFAS 158, the Company reorganizes the net funded status of the plan. See also “New Accounting Standards” later in this note for a summary of changing disclosure on pensions.
      In addition, hourly-paid employees at the Celgar mill are covered by a multi-employer defined contribution pension plan for which contributions are charged against earnings.
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
      Transaction gains (losses) that arise from exchange rate fluctuations on transactions denominated in a currency other than the local functional currency, other than those exchange rate fluctuations on foreign denominated debt, are included in “General and administrative expenses” in the statement of operations, which amounted to €1,059, €(2,624) and €785 for the years ended December 31, 2006, 2005 and 2004, respectively.
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

MERCER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands of Euros, Except Per Share Data)

Note 1.	The Company and Summary of Significant Accounting Policies — (Continued)
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

	2005	2004

Net (Loss) Income
As reported	€(117,146)	€19,980
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of any related tax effects	(93)	(42)
Add: Reversal of stock-based compensation expense recognized under APB Opinion No. 25	—	—

Pro forma	€(117,239)	€19,938

	2005	2004

Basic (Loss) Income Per Share
As reported	€(3.75)	€1.15
Pro forma	€(3.76)	€1.15

	2005	2004

Diluted (Loss) Income Per Share
As reported	€(3.75)	€0.89
Pro forma	€(3.76)	€0.89
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
Derivative Financial Instruments
      The Company enters into derivative financial instruments, including foreign currency forward contracts and swaps and interest rate swaps, caps and forward rate agreements, to limit exposures to changes in foreign currency exchange rates and interest rates. These derivative instruments are not designated as hedging instruments under SFAS No. 133 and, accordingly, any change in the marked-to-market fair value is recognized in (gain) loss on derivative financial instruments in the consolidated statements of operations.
Income (Loss) Per Share
      Basic income (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding in the period. Diluted income (loss) per share

MERCER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands of Euros, Except Per Share Data)

Note 1.	The Company and Summary of Significant Accounting Policies — (Continued)
takes into consideration common shares outstanding (computed under basic earnings per share) plus potentially dilutive common shares. Dilutive common shares reflect the exercise of stock options, warrants and convertible notes.
Reclassifications
      Certain prior year amounts in the consolidated financial statements have been reclassified to conform to the current year presentation.
New Accounting Standards
      In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 155, Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140(SFAS 155). This Statement amends FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, and Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets. This Statement will be effective for financial instruments acquired or issued by the Company after the beginning of its 2007 fiscal year. The Company expects that the adoption of this Statement will not have a material effect on its financial condition or results of operations.
      In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). This interpretation clarifies the recognition threshold and measurement of a tax position taken on a tax return, and requires expanded disclosure with respect to the uncertainty in income taxes. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 is not expected to have a material impact on the Company’s consolidated financial statements.
      In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurement (SFAS 157). This statement defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and is not expected to have a material impact on the Company’s consolidated financial statements.
      In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statement No. 87, 88, 106 and 132R(SFAS 158). This Statement requires an employer to recognize in its statement of financial position an asset of a plan’s over funded status or a liability for a plan’s under funded status, measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions), and recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. SFAS 158 is effective for fiscal years ending after December 15, 2006. In accordance with the effective dates and transition guidelines of this standard, the Company has adopted the recognition and disclosure provisions of SFAS 158 effective December 31, 2006, the most notable of which is the recognition of the funded status. Prior to the adoption of the recognition provisions of SFAS No. 158, the Company accounted for its post retirement benefits under SFAS No. 87 and SFAS No. 106. Under these standards, changes in the funded status were not immediately recognized, but instead were deferred and recognized in a systematic manner in later periods. The adoption of this standard requires issuers to recognize the change in the funded status of the plan through other comprehensive income. Upon adoption of the recognition provisions of SFAS No. 158, the Company recognized the amounts of prior changes in funded

MERCER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands of Euros, Except Per Share Data)

Note 1.	The Company and Summary of Significant Accounting Policies — (Continued)
status of post retirement obligations through accumulated other comprehensive income. As a result, the Company recognized the following adjustments in individual line items of its Consolidated Balance Sheets as of December 31, 2006:

	Prior to Adoption	Effect of Adoption	As Reported at
	of SFAS No. 158	of SFAS No. 158	December 31, 2006

Pension and other postretirement benefit obligations, current portion	€—	€363	€363
Pension and other postretirement benefit obligation	14,859	3,095	17,954
Total liabilities	1,080,335	3,458	1,083,793
Accumulated other comprehensive income	3,976	3,789	7,765
Total shareholders’ equity	215,012	3,789	218,801
      The adoption of SFAS No. 158 had no effect on the Company’s consolidated statement of operations for the years ended December 31, 2006, 2005 or 2004.
      As of December 31, 2006, amounts recognized in accumulated other comprehensive income included unrecognized actuarial losses of €1.9. The estimated actuarial loss that will be recognized in the consolidated statement of operations in 2007 is €0.1.
      In accordance with this standard, further changes to the recognition provisions, net periodic benefit cost and associated disclosure are effective beginning after December 15, 2008. The adoption of the requirements of this standard is not expected to have a material effect on the Company’s consolidated financial statements.
      In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108 (SAB 108). SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 permits existing public companies to record the cumulative effect of initially applying this approach in the fiscal year ending after November 15, 2006 by recording necessary correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. The Company has reviewed the guidance of SAB 108 and has determined that no correcting adjustments are necessary in our implementation.

Note 2.	Acquisition of the Celgar Mill and Related Financings
Acquisition
      On February 14, 2005, the Company completed its acquisition of the Celgar NBSK pulp mill. The aggregate consideration for the acquisition was €177,422, which included €142,940 in cash, acquisition related expenditures of €3,668 and €30,814 was paid in common shares of the Company as more fully described below. The results of the Celgar mill are included in the consolidated statement of operations since the acquisition date.

MERCER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands of Euros, Except Per Share Data)

Note 2.	Acquisition of the Celgar Mill and Related Financings — (Continued)
      The allocation of the purchase price is summarized below.

Purchase price:
Cash (including defined working capital)	€142,940
Equity — common shares	30,814
Acquisition costs	3,668

€177,422

Net assets acquired:
Receivables	€32
Inventories	19,969
Prepaids and other assets	616
Property, plant and equipment	175,096
Accrued expenses and other liabilities	(4,103)
Pension plan and post-retirement benefits obligation	(14,188)

€177,422

      In October 2005, our wholly-owned subsidiary, Zellstoff Celgar Limited, received a re-assessment for real property transfer tax payable in British Columbia, Canada, in the amount of approximately €3.5 million in connection with the transfer of the land where the Celgar mill is situated. The Company is contesting the assessment and the amount, if any, that may be payable in connection therewith is not yet determinable.
Pro Forma Financial Summary (Unaudited)
      The following pro forma financial summary is presented as if the acquisition of the Celgar pulp mill was completed as of January 1, 2005 and January 1, 2004. The pro forma combined results are not necessarily indicative of the actual results that would have occurred had the acquisition been consummated on those dates, or of the future operations of the combined entities.

	Years Ended

	2005	2004

Total revenues	€535,631	€434,253
Net income (loss)	€(125,965)	€23,984
Income (loss) from continuing operations per share:
Basic	€(3.81)	€0.74
Diluted	€(3.81)	€0.55

Note 3.	Cash and Restricted Cash
      Cash and restricted cash includes an amount restricted by a lender to pay current construction costs and long-term restricted cash for debt service reserves as required under long-term debt agreements (Note 8(e)).

	2006	2005

Cash and cash equivalents	€69,367	€82,775
Cash restricted	—	7,039

Total current cash, cash equivalents and restricted cash	€69,367	€89,814

Long-term cash restricted	€57,000	€24,573

      The Company maintains cash balances in foreign financial institutions in excess of insured limits.

MERCER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands of Euros, Except Per Share Data)

Note 4.	Receivables

	December 31

	2006	2005

Sale of pulp (net of allowance of €470 and €529, respectively)	€69,163	€64,572
Value added tax	456	1,067
Other	5,403	4,349

	€75,022	€69,988

      The Company reviews the collectibility of receivables on a periodic basis. The Company maintains an allowance for doubtful accounts at an amount estimated to cover the potential losses on the receivables. Any amounts that are determined to be uncollectible are charged off against the allowance. The amounts of allowance and charge-off are based on the Company’s evaluation of numerous factors, including the payment history and financial position of the debtors. The Company does not generally require collateral for any of its receivables.

Note 5.	Inventories

	December 31

	2006	2005

Pulp
Raw materials	€38,905	€39,351
Work in process and finished goods	23,952	34,391

	€62,857	€73,742

Note 6.	Property, Plant and Equipment

	December 31

	2006	2005

Land	€23,953	€24,068
Buildings	127,338	128,435
Production equipment and other	1,062,049	1,056,327

	1,213,340	1,208,830
Less: Accumulated depreciation	(241,197)	(193,467)

	€972,143	€1,015,363

      Included in production equipment and other is equipment under capital leases which had gross amounts of €20,848 and €19,746, and accumulated depreciation of €10,871 and €9,716, respectively, as at December 31, 2006 and 2005. During the years 2006, 2005 and 2004, production equipment and other totaling €3,301, €2,847 and €10,295, respectively, was acquired under capital lease obligations.

MERCER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands of Euros, Except Per Share Data)

Note 7.	Accounts Payable and Accrued Expenses

	December 31

	2006	2005

Trade payables	€32,591	€34,626
Accounts payable and other	9,509	19,516
Accrued expenses	36,552	38,029
Derivative contracts	—	4,154
Capital leases, current portion	5,158	3,960

	€83,810	€100,285

Note 8.	Debt
      Debt consists of the following:

	December 31

	2006	2005

Senior notes due February 2013, interest at 9.25% accrued and payable semi-annually, unsecured(a)	€234,902	€261,780
Subordinated convertible notes due October 2010, interest at 8.5% accrued and payable semi-annually(b) (Note 11)	50,962	69,667
Credit agreement with a syndicate of banks with respect to a revolving credit facility of Cdn$40 million(c)	7,917	10,576
Credit agreement with bank with respect to a revolving credit facility of €40 million(d)	—	—

	293,781	342,023
Less: Current portion	—	—

Debt, other operations	293,781	342,023

Note payable to bank, included in a total credit facility of €827,950 to finance the construction related to the Stendal pulp mill(e)	599,000	602,950
Note payable to third party(f)	6,743	—
Loans payable to minority shareholders of Stendal pulp mill(g)	8,307	—

Debt, Stendal	614,050	602,950
Less: Current portion	(33,903)	(25,550)

Debt, Stendal	580,147	577,400
Debt, other operations	293,781	342,023

Debt, less current portion	€873,928	€919,423

MERCER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands of Euros, Except Per Share Data)

Note 8.	Debt — (Continued)
      As of December 31, 2006, the principal maturities of debt are as follows:

Matures	Amount

2007	€33,903
2008	40,766
2009	44,516
2010	90,796
2011	43,967
Thereafter	653,883

€907,831

(a)	Senior notes due February 2013, interest at 9.25% accrued and payable semi-annually, unsecured. At any time prior to February 15, 2008, the Company may redeem up to 35% of the aggregate principal amount of notes issued under the indenture at a redemption price of 109.25% of the principal amount of the senior notes plus accrued and unpaid interest to the redemption date, with the net cash proceeds of a sale of equity interests of the Company. On or after February 15, 2009, the Company may redeem all or a part of the notes at redemption prices (expressed as a percentage of principal amount) equal to 104.625% for the twelve month period beginning on February 15, 2009, 102.3125% for the twelve month period beginning on February 15, 2010, and 100.00% beginning on February 15, 2011 and at any time thereafter, plus accrued and unpaid interest.

(b)	Subordinated convertible notes due October 2010, interest at 8.5% accrued and payable semi-annually, convertible at any time by the holder into common shares of the Company at U.S.$7.75 per share, unsecured. The Company may redeem for cash all or a portion of these notes at any time on or after October 15, 2008 at 100% of the principal amount of the notes plus accrued and unpaid interest up to the redemption date, the holders of the convertible notes will have the option to require the Company to purchase for cash all or a portion of the notes not previously redeemed upon a specified change of control at a price equal to 100% of the principal sinking fund requirements.

(c)	Credit agreement with respect to a revolving credit facility of Cdn.$40 million, on a three year term. Borrowings under the credit agreement are secured by pulp mill inventory, and receivables. Canadian dollar denominated amounts bear interest at bankers acceptance plus 2.25% or Canadian prime plus 0.50%. U.S. dollar denominated amounts bear interest at LIBOR plus 2.25% or U.S. base plus 0.50%.

(d)	Credit agreement with respect to a revolving credit facility of €40.0 million. Borrowings under the credit agreement are secured by pulp mill inventory and receivables. Borrowings under the credit agreement bear interest at Euribor plus 1.55%.

(e)	Note payable to bank, included in a total credit facility of €827,950 to finance the construction related to the Stendal pulp mill, interest at rates varying from Euribor plus 0.90% to Euribor plus 1.85% (rates on amounts of borrowing at December 31, 2006 range from 4.469% to 5.419%), principal due in required installments beginning September 30, 2006 until September 30, 2017, collateralized by the assets of the Stendal pulp mill, and at December 31, 2006, restricted cash amounting to €57,000, with 48% and 32% guaranteed by the Federal Republic of Germany and the State of Sachsen-Anhalt, respectively, of up to €574,580 of outstanding principal balance, subject to a debt service reserve account required to pay amounts due in the following twelve months under the terms of credit facility; payment of dividends is only permitted if certain cash flow requirements are met.

MERCER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands of Euros, Except Per Share Data)

Note 8.	Debt — (Continued)

(f)	Note payable to third party, due in two instalments of €5,562 and €1,166 plus interest at six month Euribor rate on January 31, 2008 and January 3, 2009, respectively. On March 30, 2007, September 30, 2007, January 31, 2008, or January 3, 2009, the note is convertible by the Company at its sole option into common shares of the Company, based upon a 20-trading day average closing price of the Company’s common shares.

(g)	Loans payable to the minority shareholder of Stendal pulp mill, interest at 7% payable in September 2006 then payable semi-annually beginning March 2007, unsecured, subordinated to all liabilities of the Stendal pulp mill, due in 2017. The amounts outstanding on these loans were €30,604 and €30,482 as at December 31, 2006 and 2005, respectively. Cumulative net losses of Stendal in the amounts of €22,297 and €30,482 were applied to these loans in 2006 and 2005 due to a right of offset under German law. The net obligation of €8,307 and €nil is reflected for 2006 and 2005, respectively.

Note 9.	Pension and Other Post-Retirement Benefit Obligations
      Included in pension and other post-retirement benefit obligations are amounts related to our Celgar and German pulp mills.
      The largest component of this obligation is with respect to the Celgar mill which maintains defined benefit pension plans and post-retirement benefits plans for certain employees. Pension benefits are based on employee’s earnings and years of service. The pension plans are funded by contributions from the Company based on actuarial estimates and statutory requirements.

MERCER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands of Euros, Except Per Share Data)

Note 9.	Pension and Other Post-Retirement Benefit Obligations — (Continued)
      Information about the Celgar plans, in aggregate for the year ended December 31, 2006 is as follows:

	2006

		Other
		Post-Retirement
		Benefit
	Pension	Obligations	Total

Change in benefit obligation
Benefit obligation, December 31, 2005	€28,191	€15,155	€43,346
Service cost	815	414	1,229
Interest cost	1,271	695	1,966
Benefit payments	(1,493)	(210)	(1,703)
Actuarial (gains) losses	38	(637)	(599)
Foreign currency exchange rate changes	(2,832)	(1,550)	(4,382)

Benefit obligation, December 31, 2006	25,990	13,867	39,857

Reconciliation of fair value of plan assets
Fair value of plan assets, December 31, 2005	21,498	—	21,498
Actual returns	2,223	—	2,223
Contributions	1,963	210	2,173
Benefit payments	(1,493)	(210)	(1,703)
Foreign currency exchange rate changes	(2,198)	—	(2,198)

Fair value of plan assets, December 31, 2006	21,993	—	21,993

Funded status, December 31, 2006	€(3,997)	€(13,867)	€(17,864	)(1)

Components of the net benefit cost recognized
Service cost	€815	€414	€1,229
Interest cost	1,271	695	1,966
Expected return on plan assets	(1,416)	—	(1,416)
Amortization of recognized items	1	92	93

Net benefit costs	€671	€1,201	€1,872

(1)	The total of €18.3 million on the consolidated balance sheets also includes the pension liabilities of approximately €0.4 million relating to employees at our German operations.

MERCER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands of Euros, Except Per Share Data)

Note 9.	Pension and Other Post-Retirement Benefit Obligations — (Continued)
     Information about the Celgar plans, in aggregate for the period February 14, 2005 to December 31, 2005 is as follows:

	2005

		Other
		Post-Retirement
		Benefit
	Pension	Obligations	Total

Change in benefit obligation
Balance, February 14, 2005	€20,822	€10,075	€30,897
Service cost	603	263	866
Interest cost	1,187	577	1,764
Benefit payments	(855)	(231)	(1,086)
Actuarial losses	2,826	2,586	5,412
Foreign currency exchange rate changes	3,608	1,885	5,493

Benefit obligation, December 31, 2005	28,191	15,155	43,346

Reconciliation of fair value of plan assets
Fair market value, February 14, 2005	16,709	—	16,709
Actual returns	1,474	—	1,474
Contributions	1,325	231	1,556
Benefit payments	(855)	(231)	(1,086)
Foreign currency exchange rate changes	2,845	—	2,845

Fair value of plan assets, December 31, 2005	21,498	—	21,498

Funded status, December 31, 2005	€(6,693)	€(15,155)	€(21,848)

Plan assets in excess of (less than) accrued benefit obligation	€(6,693)	€(15,155)	€(21,848)
Unamortized actuarial losses	2,718	2,803	5,521

Accrued benefit asset (liability)	€(3,975)	€(12,352)	€(16,327	)(1)

Components of the net benefit cost recognized
Service cost	€603	€263	€866
Interest cost	1,187	577	1,764
Expected return on plan assets	(1,155)	—	(1,155)

Net benefit costs	€635	€840	€1,475

(1)	The total of €17.1 million on the consolidated balance sheets also includes the minimum pension liability of €0.3 million and pension liabilities of approximately €0.4 million relating to employees at our German operations.
     The Company anticipates that it will make contributions to the pension plan of approximately €1,418 in 2007. Estimated future benefit payments under the pension and other post-retirement benefit obligations are as follows: 2007 - €1,690, 2008 - €1,684, 2009 - €1,805, 2010 - €1,933, 2011 - €2,044, 2012 through 2016 - €11,822.
Investment Objective:
      The investment objective for the Celgar plans is to sufficiently diversify invested plan assets to maintain a reasonable level of risk without imprudently sacrificing the return on the invested funds. To achieve this

MERCER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands of Euros, Except Per Share Data)

Note 9.	Pension and Other Post-Retirement Benefit Obligations — (Continued)
objective, asset allocation targets have been established by asset class as summarized below. Reviews of the investment objectives and the independent investment management are performed periodically.
Summary of key assumptions:

	December 31

	2006	2005

Benefit obligations
Discount rate	5.00%	5.00%
Rate of compensation increase	3.00%	3.00%
Net benefit cost for year ended
Discount rate	5.00%	6.00%
Rate of compensation increase	3.00%	3.00%
Expected rate of return on plan assets	7.25%	7.25%
Assumed health care cost trend rate at
Initial health care cost trend rate	12.00%	12.00%
Annual rate of decline in trend rate	1.00%	1.00%
Ultimate health care cost trend rate	5.00%	5.00%
      The expected rate of return on plan assets is a management estimate based on, among other factors, historical long-term returns, expected asset mix and active management premium.
      A one-percentage point change in assumed health care cost trend rate would have the following effect:

	December 31, 2006		December 31, 2005

	1% Increase	1% Decrease	1% Increase	1% Decrease

Effect on total service and interest rate components	€183	€(140)	€143	€(109)
Effect on post-retirement benefit obligation	€1,879	€(1,467)	€2,070	€(1,594)
      Asset Allocation of Funded Plans:

	Target	2006	2005

Equity securities	50 - 70%	60%	62%
Debt securities	30 - 45%	35%	35%
Cash and cash equivalents	0 - 10%	5%	3%

		100%	100%

Note 10.	Income Taxes
      The provision for current income taxes consists entirely of non U.S. taxes for the years ended December 31, 2006, 2005 and 2004, respectively.

MERCER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands of Euros, Except Per Share Data)

Note 10.	Income Taxes — (Continued)
      Differences between the U.S. Federal Statutory and the Company’s effective rates are as follows:

	Year Ended December 31,

	2006	2005	2004

U.S. Federal statutory rates	34%	34%	34%
U.S. Federal statutory rates on (income) loss from continuing operations before income tax and minority interest	€(43,437)	€48,865	€5,603
Tax differential on foreign income (loss)	(4,070)	3,951	680
Valuation allowance	(16,145)	(44,571)	32,537
Recovery of (provision for) tax reassessments	—	—	1,692
Other	6,209	4,895	3,651

	€(57,443)	€13,140	€44,163

Comprised of:
Current	€(584)	€(383)	€1,687
Deferred	(56,859)	13,523	42,476

	€(57,443)	€13,140	€44,163

      Deferred income tax assets and liabilities are composed of the following:

	December 31

	2006	2005

German tax loss carryforwards	€68,262	€55,083
Canadian tax loss carryforwards	631	—
Basis difference between income tax and financial reporting with respect to operating pulp mills	(4,397)	15,747
Derivative financial instruments	13,457	54,080
Payables and accrued expenses	111	—
Reserve for deferred pension liability	179	5,777
U.S. tax loss carryforwards	17,000	15,749
Other	49	737

	95,292	147,173
Valuation allowance	(88,214)	(83,236)

Net deferred tax asset	€7,078	€63,937

Comprised of:
Deferred income tax asset	€29,989	€78,381
Deferred income tax liability	(22,911)	(14,444)

	€7,078	€63,937

      The Company is subject to income tax audits on a continuing basis which may result in changes to the amounts in the above table. Because of this and other uncertainties regarding future amounts of taxable income in Germany, Canada and the United States, the Company has provided a valuation reserve for all of its deferred tax assets relating to tax losses carried forward for income tax purposes.
      The Company’s U.S. losses carried forward amount to approximately €50,000 at December 31, 2006 which will expire in the tax years ending 2011 through 2026, if not used. Management believes that these tax

MERCER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands of Euros, Except Per Share Data)

Note 10.	Income Taxes — (Continued)
loss carryforwards are not likely to be utilized, under current circumstances, and has fully reserved any resulting potential tax benefit.
      The Company’s German tax losses carried forward amount to approximately €346,772 at December 31, 2006. Management believes that these tax loss carryforwards are not likely to be utilized, under current circumstances, and has fully reserved any resulting potential tax benefit.
      Income (loss) from foreign source continuing operations amounted to €115,305, €(86,955) and €41,365 for the years ended December 31, 2006, 2005 and 2004, respectively. These amounts are intended to be indefinitely reinvested in operations. A determination of any deferred tax liability for temporary differences related to investments in foreign subsidiaries that are essentially permanent in duration is not practicable.

Note 11.	Shareholders’ Equity
      In February 2005, the Company issued an aggregate of 4,210,526 common shares by way of private placement at a price of U.S.$9.50 per share as part of the consideration for the acquisition of the Celgar mill. In addition, in February 2005, the Company issued U.S.$310 million of 9.25% senior unsecured notes due 2013 and an aggregate of 10,768,700 common shares at a price of U.S.$8.50 per share by way of separate public offerings.
      In December 2006, the Company purchased and cancelled an aggregate of U.S.$15.245 million principal amount of the Company’s subordinated convertible notes in exchange for 2,201,035 common shares of the Company.

Note 12.	Stock-Based Compensation
Stock Options
      The Company has a non-qualified stock option plan which provides for options to be granted to officers and employees to acquire a maximum of 3,600,000 common shares including options for 130,000 shares to directors who are not officers or employees. During 2004, the Company adopted a stock incentive plan which provides for options, stock appreciation rights and restricted shares to be awarded to employees and outside directors to a maximum of 1,000,000 common shares.
      Following is a summary of the status of the plans during 2006, 2005 and 2004:

		Weighted
	Number	Average
	of Shares	Exercise Price

		(In U.S. Dollars)
Outstanding at December 31, 2003	2,045,500	$7.12
Exercised	(861,000)	6.34
Cancelled	(129,500)	16.68

Outstanding at December 31, 2004	1,055,000	6.58
Granted	130,000	7.78

Outstanding at December 31, 2005	1,185,000	6.71
Exercised	(60,000)	6.38

Outstanding at December 31, 2006	1,125,000	$6.69

MERCER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands of Euros, Except Per Share Data)

Note 12.	Stock-Based Compensation — (Continued)
      Following is a summary of the status of options outstanding at December 31, 2006:

Outstanding Options

		Weighted		Exercisable Options
Exercise		Average	Weighted
Price		Remaining	Average		Weighted Average
Range	Number	Contractual Life	Exercise Price	Number	Exercise Price

(In U.S. Dollars)					(In U.S. Dollars)
$5.65 - $6.375	860,000	3.50	$6.29	860,000	$6.29
8.50	135,000	0.50	8.50	135,000	8.50
7.30	30,000	8.50	7.30	20,000	7.30
7.92	100,000	8.75	7.92	66,667	7.92
      During the year ended December 31, 2006, 60,000 options were exercised at an exercise price of $6.375 for cash proceeds of $382,500. The intrinsic value of the options exercised was $4.53 per option. During the years ended December 31, 2005 and 2004 there were no options exercised.
      The fair value of each option granted is estimated on the grant date using the Black Scholes Model. The assumptions used in calculating fair value are as follows:

2005

Risk-free interest rate	4.1%
Expected life of the options	3 years
Expected volatility(1)	50.4%
Expected dividend yield	0.0%
Weighted average fair value per option granted (in U.S. dollars)	$2.94

(1)	The expected volatility was based on our three year historical stock prices.
     Stock compensation expense recognized for the year ended December 31, 2006 was €140.
      As at December 31, 2006, the total remaining unrecognized compensation cost related to non-vested stock options amounted to €155, which will be amortized over their remaining vesting period of one year.
      The shares vested in the year ended December 31, 2006 are as follows:

		Weighted
	Number	Average
	of Shares	Exercise Price

		(In U.S. Dollars)
Non-vested at December 31, 2005	120,001	$7.18
Vested during the year	76,668	6.85

Non-vested at December 31, 2006	43,333	$7.77

      The aggregate intrinsic value of options outstanding is $5.14 and the aggregate intrinsic value of options currently exercisable is $5.18.
Restricted Stock
      The fair value of restricted stock is determined based upon the number of shares granted and the quoted price of the Company’s stock on the date of grant. Restricted stock generally vests over two years. Expense is

MERCER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands of Euros, Except Per Share Data)

Note 12.	Stock-Based Compensation — (Continued)
recognized on a straight-line basis over the vesting period. Expense recognized for the years ended December 31, 2006 and 2005 was €401 and €441, respectively.
      As at December 31, 2006, the total remaining unrecognized compensation cost related to restricted stock amounted to €243, which will be amortized over their remaining vesting period.
      During the year ended December 31, 2006, there were restricted stock awards of an aggregate of 45,000 (2005 -115,685; 2004 - 40,000) of our common shares to independent directors and officers of the Company and 9,999 (2005 - nil; 2004 - nil) restricted stock awards were cancelled.
      As at December 31, 2006, the total number of restricted stock awards outstanding was 190,686 (2005 -155,685; 2004 - 40,000).

Note 13.	Net Income (Loss) Per Share

	Year Ended December 31,

	2006	2005	2004

Net income (loss) from continuing operations — basic	€69,242	€(112,058)	€30,139
Interest on convertible notes, net of tax	4,912	—	5,395

Net income (loss) from continuing operations — diluted	€74,154	€(112,058)	€35,534

Net income (loss) from continuing operations per share:
Basic	€2.08	€(3.59)	€1.73

Diluted	€1.72	€(3.59)	€1.25

Net income (loss) from continuing operations	€69,242	€(112,058)	€30,139
Net loss from discontinued operations	(6,032)	(5,088)	(10,159)

Net income (loss) — Basic	63,210	(117,146)	19,980
Interest on convertible notes, net of tax	4,912	—	5,395

Net income (loss) — Diluted	€68,122	€(117,146)	€25,375

Net income (loss) per share:
Basic	€1.90	€(3.75)	€1.15

Diluted	€1.58	€(3.75)	€0.89

Weighted average number of common shares outstanding:
Basic	33,336,348	31,217,765	17,426,351
Effect of dilutive shares:
Stock options and awards	319,793	—	453,839
Convertible notes	9,428,022	—	10,645,161

Diluted	43,084,163	31,217,765	28,525,351

      The calculation of diluted income (loss) per share does not assume the exercise of stock options and awards or the conversion of convertible notes that would have an anti-dilutive effect on earnings per share. Stock options and awards excluded from the calculation of diluted income (loss) per share because they are anti-dilutive represented Nil, 213,492 and Nil for the years ended December 31, 2006, 2005 and 2004, respectively. Convertible notes excluded from the calculation of diluted income (loss) per share because they are anti-dilutive represented Nil, 10,645,161 and Nil for the years ended December 31, 2006, 2005 and 2004, respectively.

MERCER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands of Euros, Except Per Share Data)

Note 14.	Business Segment Information
      The Company has three operating segments, the individual pulp mills, that are aggregated into one reportable business segment, market pulp.
      The pulp business is cyclical in nature and its market is affected by fluctuations in supply and demand in each cycle. These fluctuations have significant effect on the cost of materials and the eventual sales prices of products.
      The following table presents net sales from continuing operations to external customers by geographic area based on location of the customer.

	2006	2005	2004

Germany	€154,388	€91,460	€56,526
China	141,296	82,356	8,463
Italy	60,057	71,742	51,504
Other European Union countries	117,016	91,308	48,890
Other Asia	75,522	56,953	4,362
North America	39,761	37,643	—
Other countries	28,586	16,191	8,767

	616,626	447,653	178,512
Third party transportation revenues	7,351	4,784	3,730

	€623,977	€452,437	€182,242

(1)	Not including Germany or Italy; includes new entrant countries to the European Union from their time of admission.
     The following table presents total long-lived assets from continuing operations by geographic area based on location of the asset.

	2006	2005

Germany	€851,290	€846,127
Canada	181,574	199,108
Other	5,024	1,015

	€1,037,888	€1,046,250

      In 2006, pulp sales to one customer amounted to 9% (2005 - 6%; 2004 - 10%) of total pulp sales.

MERCER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands of Euros, Except Per Share Data)

Note 15.	Financial Instruments
      The fair value of financial instruments from continuing operations at December 31 is summarized as follows:

	2006		2005

	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

Cash and cash equivalents	€69,367	€69,367	€82,775	€82,775
Cash restricted	57,000	57,000	31,612	31,612
Notes receivable	16,542	16,542	—	—
Long-term debt	907,831	907,831	944,973	944,973
Foreign exchange rate derivative contracts — asset	5,933	5,933	—	—
Interest rate derivative contracts — liability	41,355	41,355	78,646	78,646
Foreign exchange rate derivative contracts — liability	—	—	61,979	61,979
Cash and Debt Instruments
      In common with other pulp companies, much of the Company’s transactions are denominated in foreign currencies, primarily the U.S. dollar. As a result of these transactions the Company and its subsidiaries has financial risk that the value of the Company’s financial instruments will vary due to fluctuations in foreign exchange rates.
      The carrying value of cash and cash equivalents approximates the fair value due to its short-term maturity. The fair value of cash restricted was equal to its carrying amount because it is in an account which bears a market rate of interest. The fair value of notes receivable was determined using discounted cash flows at prevailing market rates. The fair value of long-term debt reflects prevailing market conditions and the Company’s use of derivative instruments to manage interest rate risk. The fair values of the interest rate and foreign currency exchange contracts are obtained from dealer quotes. These values represent the estimated amount the Company would receive or pay to terminate agreements taking into consideration current interest rates, the creditworthiness of the counterparties and current foreign currency exchange rates.
      The Company has entered into interest rate and foreign exchange derivative instruments in connection with certain of its long-term debt (Note 8). The contracts are with the same banks which hold the debt and the Company does not anticipate non-performance by the banks.
      The Company uses interest rate derivatives to fix the rate of interest on indebtedness under the Stendal loan facilities and uses foreign exchange derivatives to convert some costs (including currency swaps relating to long-term indebtedness) from Euros to U.S. dollars.
Interest Rate Derivatives
      During 2004, the Company entered into certain variable-to-fixed interest rate swaps in connection with the Stendal mill with respect to an aggregate maximum amount of approximately €612.6 of the principal amount of the long-term indebtedness under the Stendal loan facility. The aggregate notional amount of these contracts ranges from €464.9 to €612.6, at a fixed interest rate of 5.28% and they mature from May 2005 to October 2017 (the maturity of the Stendal loan facility). The Company recognized an unrealized gain of €37.3 and an unrealized loss of €3.2 with respect to these interest rate swaps for the years ended December 31, 2006 and 2005, respectively.

MERCER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands of Euros, Except Per Share Data)

Note 15.	Financial Instruments — (Continued)
      The Company had entered into certain interest rate contracts with an aggregate notional amount of €134,319, maturing September 2007 and recognized a loss of €295 with respect to these interest rate cap contracts for the year ended December 31, 2005.
Foreign Exchange Derivatives
      The Company had entered into certain currency swaps with an initial aggregate notional amount of €Nil and recognized a gain of €52 for the year ended December 31, 2006.
      During 2006, the Company entered into and subsequently settled certain currency forward contracts with an aggregate notional amount of €Nil and recognized a loss of €3,562. During 2005, the Company entered into and subsequently settled certain currency forward contracts with an aggregate notional amount of €Nil and recognized a loss of €2,160.
Credit Risk
      Concentrations of credit risk on the sale of pulp products are with customers and agents based in Germany, China, Italy, other European and Asian countries, North America, and other countries.

Note 16.	Lease Commitments
      Minimum lease payments under capital and non-cancellable operating leases and the present value of net minimum payments at December 31, 2006 were as follows:

	Capital	Operating
	Leases	Leases

2007	€5,392	€905
2008	3,590	574
2009	1,432	122
2010	998	75
2011	663	63
Thereafter	—	—

Total	€12,075	€1,739

Less imputed interest	(714)

Total present value of minimum capitalized payments	11,361
Less current portion of capital lease obligations	(5,158)

Long-term capital lease obligations	€6,203

      Rent expense under non-cancellable operating leases was €1,453, €1,525 and €1,559 for 2006, 2005 and 2004, respectively. The current portion of the capital lease obligations is included in accounts payable and accrued expenses and the long-term portion is included in capital leases and other in the consolidated balance sheets.

Note 17.	Commitments and Contingencies
      At December 31, 2006, the Company recorded a liability for environmental conservation expenditures of €2,027. Management believes the liability amount recorded is sufficient.

MERCER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands of Euros, Except Per Share Data)

Note 17.	Commitments and Contingencies — (Continued)
      The Company is required to pay certain fees based on water consumption levels at its German mills. Unpaid fees can be reduced by the mills’ demonstration of reduced environmental emissions. To the extent that the Company has not agreed with regulatory authorities for fee reductions, a liability for these water charges has been recognized.
      The Company is in the process of implementing a capital improvement project at our Celgar mill in the aggregate amount of approximately €20,000. At December 31, 2006, the Company had entered into commitments totaling €3,010.
      The Company is involved in various matters of litigation arising in the ordinary course of business. In the opinion of management, the estimated outcome of such issues will not have a material effect on the Company’s financial statements.
      The Company’s Celgar mill maintains industrial land fills on its premises for the disposal of waste, primarily from the mill’s pulp processing activities. The mill has an obligation under its land fill permits to decommission these disposal facilities pursuant to the requirements of its local regulations. The balance of the aggregate carrying amount of the asset retirement obligation amounted to €1,441 at December 31, 2006.

Note 18.	Discontinued Operations
      In August 2006, the Company reorganized and divested its equity interests in certain paper production assets for aggregate consideration of approximately €5.0 million of indebtedness, in the form of a secured note, and €5.0 million in cash. Only the cash portion of the consideration appears on the consolidated condensed statements of cash flows.
      On November 16, 2006, the Company divested its last remaining paper production assets to focus exclusively on the manufacture and sale of pulp. As at December 31, 2006, the Company expects to incur costs of approximately €1.9 million in connection with funding and other commitments related to this divestiture.
      Accordingly, the information related to the paper production assets is presented as discontinued operations in the Company’s consolidated financial statements.
      The carrying amounts of the major classes of related assets and liabilities were as follows:

	December 31,

	2006	2005

Assets
Cash and cash equivalents	€437	€772
Receivables	1,657	4,327
Inventories	—	7,405
Other	—	105
Property, plant and equipment	—	9,299

Liabilities
Accounts payable and accrued expenses	€1,926	€12,441
Debt	—	5,247

MERCER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands of Euros, Except Per Share Data)

Note 18.	Discontinued Operations — (Continued)
      Condensed earnings from discontinued operations are as follows:

	2006	2005	2004

Revenues	€46,351	€61,471	€54,970
Operating income (loss) from discontinued operations	€394	€(2,306)	€(9,771)
Total other expenses	(469)	(2,782)	(388)
Loss on disposal of business	(5,957)	—	—

Net loss from discontinued operations	(6,032)	(5,088)	(10,159)
Loss per common share from discontinued operations
— basic and diluted	€(0.18)	€(0.16)	€(0.58)
      Condensed cash flows from discontinued operations are as follows:

	2006	2005	2004

Cash flows used in operating activities	€(2,121)	€(347)	€(85)
Cash flows from (used in) investing activities	5,944	(1,200)	(3,050)
Cash flows (used in) from financing activities	(4,158)	(700)	4,042

Cash flows (used in) from discontinued operations	€(335)	€(2,247)	€907

Note 19.	Minority Share Purchase
      In October 2006, the Company increased its interest in the Stendal mill to 70.6% by acquiring a 7% minority interest therein for €8.1 million, of which €6.7 million was paid by a note (Note 8 (f)). The purchase price of €8.1 million was allocated to property, plant and equipment.

Note 20.	Restricted Group Supplemental Disclosure
      The terms of the indenture governing our 9.25% senior unsecured notes requires that we provide the results of operations and financial condition of Mercer International Inc. and our restricted subsidiaries under the indenture, collectively referred to as the “Restricted Group”. As at and during the years ended December 31, 2006 and 2005, the Restricted Group was comprised of Mercer International Inc., certain holding subsidiaries and Rosenthal, and the Celgar mill from the date of its acquisition on February 14, 2005. During the year ended December 31, 2004, the Restricted Group was comprised of Mercer International Inc., certain holding subsidiaries and Rosenthal, which was the only member of the Restricted Group with material operations during this period. We acquired the Celgar mill in February 2005 and, as a result, its operations for the year ended December 31, 2004 are not included for such period. The Restricted Group excludes the Stendal mill and the discontinued paper business.

MERCER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands of Euros, Except Per Share Data)

Note 20.	Restricted Group Supplemental Disclosure — (Continued)
Combined Condensed Balance Sheet

	December 31, 2006

	Restricted	Unrestricted		Consolidated
	Group	Subsidiaries	Eliminations	Group

ASSETS
Current
Cash and cash equivalents	€39,078	€30,289	€—	€69,367
Receivables	38,662	36,360	—	75,022
Note receivable, current portion	620	7,178	—	7,798
Inventories	41,087	21,770	—	62,857
Prepaid expenses and other	2,352	2,310	—	4,662
Current assets from discontinued operations	—	2,094	—	2,094

Total current assets	121,799	100,001	—	221,800
Cash restricted	—	57,000	—	57,000
Property, plant and equipment	408,957	563,186	—	972,143
Other	8,155	4,763	—	12,918
Deferred income tax	14,316	15,673	—	29,989
Due from unrestricted group	51,265	—	(51,265)	—
Note receivable, less current portion	5,023	3,721	—	8,744

Total assets	€609,515	€744,344	€(51,265)	€1,302,594

LIABILITIES
Current
Accounts payable and accrued expenses	€46,475	€37,335	€—	€83,810
Pension and other post-retirement benefit obligations, current portion	363	—	—	363
Debt, current portion	—	33,903	—	33,903
Current liabilities from discontinued operations	—	1,926	—	1,926

Total current liabilities	46,838	73,164	—	120,002
Debt, less current portion	293,781	571,840	—	865,621
Due to restricted group	—	51,265	(51,265)	—
Unrealized derivative loss	—	41,355	—	41,355
Capital leases and other	22,115	11,789	—	33,904
Deferred income tax	2,832	20,079	—	22,911

Total liabilities	365,566	769,492	(51,265)	1,083,793

SHAREHOLDERS’ EQUITY
Total shareholders’ equity (deficit)	243,949	(25,148)	—	218,801

Total liabilities and shareholders’ equity	€609,515	€744,344	€(51,265)	€1,302,594

MERCER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands of Euros, Except Per Share Data)

Note 20.	Restricted Group Supplemental Disclosure — (Continued)
Combined Condensed Balance Sheet

	December 31, 2005

	Restricted	Unrestricted		Consolidated
	Group	Subsidiaries	Eliminations	Group

ASSETS
Current
Cash and cash equivalents	€48,790	€33,985	€—	€82,775
Cash restricted	—	7,039	—	7,039
Receivables	41,349	28,655	—	70,004
Inventories	47,100	26,642	—	73,742
Prepaid expenses and other	2,940	2,429	—	5,369
Current assets from discontinued operations	—	12,593	—	12,593

Total current assets	140,179	111,343	—	251,522
Cash restricted	—	24,573	—	24,573
Property, plant and equipment	404,151	611,212	—	1,015,363
Other	10,533	4,145	—	14,678
Deferred income tax	24,303	54,078	—	78,381
Due from unrestricted group	46,412	—	(46,412)	—
Long-term assets from discontinued operations	—	9,299	—	9,299

Total assets	€625,578	€814,650	€(46,412)	€1,393,816

LIABILITIES
Current
Accounts payable and accrued expenses	€46,867	€53,418	€—	€100,285
Debt, current portion	—	25,550	—	25,550
Current liabilities from discontinued operations	—	14,492	—	14,492

Total current liabilities	46,867	93,460	—	140,327
Debt, less current portion	342,023	577,400	—	919,423
Due to restricted group	—	46,412	(46,412)	—
Unrealized derivatives loss	—	140,625	—	140,625
Other	20,722	6,336	—	27,058
Deferred income tax	1,851	12,593	—	14,444
Long-term liabilities from discontinued operations	—	3,196	—	3,196

Total liabilities	411,463	880,022	(46,412)	1,245,073

SHAREHOLDERS’ EQUITY
Total shareholders’ equity	214,115	(65,372)	—	148,743

Total liabilities and shareholders’ equity	€625,578	€814,650	€(46,412)	€1,393,816

MERCER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands of Euros, Except Per Share Data)

Note 20.	Restricted Group Supplemental Disclosure — (Continued)
Combined Condensed Statement of Operations

	December 31, 2006

	Restricted	Unrestricted		Consolidated
	Group	Subsidiaries	Eliminations	Group

Revenues	€360,986	€262,991	€—	€623,977

Operating costs	286,087	176,456	—	462,543
Operating depreciation and amortization	27,819	28,015	—	55,834
General and administrative expenses	17,611	11,094	—	28,705
(Sale) purchase of emission allowances	(4,933)	(10,676)	—	(15,609)

Operating income from continuing operations	34,402	58,102	—	92,504

Other income (expense)
Interest expense	(34,354)	(61,137)	3,560	(91,931)
Investment income	5,316	4,334	(3,560)	6,090
Derivative financial instruments, net	—	105,848	—	105,848
Unrealized foreign exchange gain on debt	15,245	—	—	15,245

Total other (expense) income	(13,793)	49,045	—	35,252

Income (loss) before income taxes and minority interest from continuing operations	20,609	107,147	—	127,756
Income tax provision	(11,258)	(46,185)	—	(57,443)

Income (loss) before minority interest from continuing operations	9,351	60,962	—	70,313
Minority interest	—	(1,071)	—	(1,071)

Net income from continuing operations	9,351	59,891	—	69,242
Net loss from discontinued operations	—	(6,032)	—	(6,032)

Net income	€9,351	€53,859	€—	€63,210

MERCER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands of Euros, Except Per Share Data)

Note 20.	Restricted Group Supplemental Disclosure — (Continued)
Combined Condensed Statement of Operations

	December 31, 2005

	Restricted	Unrestricted		Consolidated
	Group	Subsidiaries	Eliminations	Group

Revenues	€276,406	€176,031	€—	€452,437

Operating costs	230,039	146,974	(1,605)	375,408
Operating depreciation and amortization	23,898	27,262	—	51,160
General and administrative	19,025	5,486	—	24,511
(Sale) purchase of emission allowances	(7,271)	(10,021)	—	(17,292)

Operating income from continuing operations	10,715	6,330	1,605	18,650

Other income (expense)
Interest expense	(32,352)	(56,789)	2,815	(86,326)
Investment income	3,742	1,495	(2,815)	2,422
Derivative financial instruments, net	(295)	(71,468)	—	(71,763)
Unrealized foreign exchange loss on debt	(4,156)	—	—	(4,156)
Impairment of investments	(1,699)	—	—	(1,699)

Total other expense	(34,760)	(126,762)	—	(161,522)

Income (loss) before income taxes and minority interest from continuing operations	(24,045)	(120,432)	1,605	(142,872)
Income tax (provision) benefit	(1,161)	14,301	—	13,140

Loss before minority interest from continuing operations	(25,206)	(106,131)	1,605	(129,732)
Minority interest	—	17,674	—	17,674

Net loss from continuing operations	(25,206)	(88,457)	1,605	(112,058)
Net loss from discontinued operations	—	(5,088)	—	(5,088)

Net loss	€(25,206)	€(93,545)	€1,605	€(117,146)

MERCER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands of Euros, Except Per Share Data)

Note 20.	Restricted Group Supplemental Disclosure — (Continued)
Combined Condensed Statement of Operations

	December 31, 2004

	Restricted	Unrestricted		Consolidated
	Group	Subsidiaries	Eliminations	Group

Revenues	€142,152	€40,090	€—	€182,242

Operating costs	98,113	43,117	37	141,267
Operating depreciation and amortization	17,766	9,022	—	26,788
General and administrative	13,828	8,560	—	22,388

Operating income (loss) from continuing operations	12,445	(20,609)	(37)	(8,201)

Other income (expense) Interest expense	(10,941)	(13,734)	1,490	(23,185)
Investment income	3,132	1,130	(1,490)	2,772
Derivative financial instruments, net	13,242	(1,106)	—	12,136

Total other income (expense)	5,433	(13,710)	—	(8,277)

Income (loss) before income taxes and minority interest from continuing operations	17,878	(34,319)	(37)	(16,478)
Income tax benefit	17,235	26,928	—	44,163

Income (loss) before minority interest from continuing operations	35,113	(7,391)	(37)	27,685
Minority interest	—	2,454	—	2,454

Net income (loss) from continuing operations	35,113	(4,937)	(37)	30,139
Net loss from discontinued operations	—	(10,159)	—	(10,159)

Net income (loss)	€35,113	€(15,096)	€(37)	€19,980

SUPPLEMENTARY FINANCIAL INFORMATION (UNAUDITED)
Quarterly Financial Data
(Thousands, Except per Share Amounts)

	Quarter Ended

	March 31	June 30	September 30	December 31

2006
Revenues	€141,668	€150,594	€171,248	€160,467
Gross profit	10,994	10,583	34,758	36,169
Income before extraordinary items and cumulative effect of a change in accounting from continuing operations	16,184	18,324	6,128	28,606
Income before extraordinary items and cumulative effect of a change in accounting from continuing operations, per share*	0.40	0.45	0.18	0.67
Net income (loss) from discontinued operations	404	97	600	(7,133)
Net income	16,588	18,421	6,728	21,473
2005
Revenues	€82,510	€113,512	€133,413	123,002
Gross profit	(629)	9,998	9,026	255
Loss before extraordinary items and cumulative effect of a change in accounting from continuing operations	(19,275)	(61,259)	(4,319)	(27,205)
Loss before extraordinary items and cumulative effect of a change in accounting from continuing operations, per share*	(0.76)	(1.85)	(0.13)	(0.82)
Net loss from discontinued operations	(392)	(892)	(1,236)	(2,568)
Net loss	(19,667)	(62,151)	(5,555)	(29,773)

*	on a diluted basis

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mercer International Inc.

Dated: March 1, 2007	By:	/s/ Jimmy S.H. Lee

Jimmy S.H. Lee Chairman
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Jimmy S.H. Lee Jimmy S.H. Lee Chairman, Chief Executive Officer and Director	Date: March 1, 2007

/s/ David M. Gandossi David M. Gandossi Secretary, Executive Vice President and Chief Financial Officer	Date: March 1, 2007

/s/ Kenneth A. Shields Kenneth A. Shields Director	Date: March 1, 2007

/s/ Eric Lauritzen Eric Lauritzen Director	Date: March 1, 2007

/s/ William D. McCartney William D. McCartney Director	Date: March 1, 2007

/s/ Graeme A. Witts Graeme A. Witts Director	Date: March 1, 2007

/s/ Guy W. Adams Guy W. Adams Director	Date: March 1, 2007

/s/ George Malpass George Malpass Director	Date: March 1, 2007

EXHIBIT INDEX

Exhibit
No.		Description of Exhibit

1.1		Underwriting Agreement dated February 8, 2005 between Mercer International Inc. and RBC Capital Markets Corporation, on behalf of itself and CIBC World Markets Corp., Raymond James & Associates, Inc. and D.A. Davidson & Co. Incorporated by reference from Form 8-K dated February 10, 2005.
1.2		Underwriting Agreement dated February 8, 2005 among Mercer International Inc. and RBC Capital Markets Corporation and Credit Suisse First Boston LLC, on behalf of themselves and CIBC World Markets Corp. Incorporated by reference from Form 8-K dated February 10, 2005.
2.1		Agreement and Plan of Merger among Mercer International Inc., Mercer International Regco Inc. and Mercer Delaware Inc. dated December 14, 2005. Incorporated by reference to the Proxy Statement/ Prospectus filed on December 15, 2005.
3.1		Articles of Incorporation of the Company, as amended. Incorporated by reference from Form 8-A dated March 1, 2006.
3.2		Bylaws of the Company. Incorporated by reference from Form 8-A dated March 1, 2006.
4.1		Indenture dated as of October 10, 2003 between Mercer International Inc. and Wells Fargo Bank Minnesota, N.A. Incorporated by reference from Form 8-K dated October 15, 2003.
4.2		Indenture dated as of December 10, 2004 between Mercer International Inc. and Wells Fargo Bank, N.A. Incorporated by reference from Form S-3 filed December 10, 2004.
4.3		First Supplemental Indenture dated February 14, 2005 to Indenture dated December 10, 2004 between Mercer International Inc. and Wells Fargo Bank, N.A. Incorporated by reference from Form 8-K dated February 17, 2005.
10.1		Amended and Restated 1992 Stock Option Plan. Incorporated by reference from Form S-8 dated March 2, 2000.
10	.2*	2002 Employee Incentive Bonus Plan.
10.3		Project Financing Facility Agreement dated August 26, 2002 between Zellstoff Stendal GmbH and Bayerische Hypo-und Vereinsbank AG. Incorporated by reference from Form 8-K dated September 10, 2002.
10.4		Shareholders’ Undertaking Agreement dated August 26, 2002 among Mercer International Inc., Stendal Pulp Holdings GmbH, RWE Industrie-Lösungen GmbH, AIG Altmark Industrie AG and FAHR Beteiligungen AG and Zellstoff Stendal GmbH and Bayerische Hypo-und Vereinsbank AG. Incorporated by reference from Form 8-K dated September 10, 2002.
10	.5*	Shareholders’ Agreement dated August 26, 2002 among Zellstoff Stendal GmbH, Stendal Pulp Holdings GmbH, RWE Industrie-Lösungen GmbH and FAHR Beteiligungen AG.
10	.6*	Contract for the Engineering, Design, Procurement, Construction, Erection and Start-Up of a Kraft Pulp Mill between Zellstoff Stendal GmbH and RWE Industrie-Lösungen GmbH dated August 26, 2002. Certain non-public information has been omitted from the appendices to Exhibit 10.16 pursuant to a request for confidential treatment filed with the SEC. Such non-public information was filed with the SEC on a confidential basis. The SEC approved the request for confidential treatment in January 2004.
10	.7*	Form of Trustee’s Indemnity Agreement between Mercer International Inc. and its Trustees.
10.8		Employment Agreement dated for reference August 7, 2003 between Mercer International Inc. and David Gandossi. Incorporated by reference from Form 8-K dated August 11, 2003.
10.9		Employment Agreement effective as of April 28, 2004 between Mercer International Inc. and Jimmy S.H. Lee. Incorporated by reference from Form 8-K dated April 28, 2004.
10.10		2004 Stock Incentive Plan. Incorporated by reference from Form S-8 dated June 15, 2004.
10.11		Asset Purchase Agreement by and among Mercer International Inc., 0706906 B.C. Ltd. and KPMG Inc., as receiver of all of the assets and undertakings of Stone Venepal (Celgar) Pulp Inc. dated November 22, 2004. Incorporated by reference from Form 8-K dated November 23, 2004.
10.12		Revolving Credit Facility Agreement dated February 9, 2005 among D&Z Holding GmbH, Zellstoff-und Papierfabrik Rosenthal GmbH & Co. KG, ZPR Beteiligungs GmbH and Bayerische Hypo-und Vereinsbank AG. Incorporated by reference from Form 8-K dated February 17, 2005.

Exhibit
No.		Description of Exhibit

10.13		Shareholders’ Undertaking Agreement dated February 9, 2005 relating to Revolving Credit Facility Agreement. Incorporated by reference from Form 8-K dated February 17, 2005.
10.14		Revolving Term Credit Facility dated for reference May 19, 2006 among Zellstoff Celgar Limited Partnership, as borrower, and the lenders from time to time parties thereto, as lenders and CIT Business Credit Canada Inc., as agent. Incorporated by reference from Form 8-K dated May 30, 2006.
10.15		Employment Agreement dated October 2, 2006 between Stendal Pulp Holding GmbH and Wolfram Ridder. Incorporated by reference from Form 8-K dated October 2, 2006.
10.16		Employment Agreement effective October 16, 2006 between Mercer International Inc. and David Ure dated September 22, 2006. Incorporated by reference from Form 8-K dated October 13, 2006.
10.17		Employment Agreement effective November 6, 2006 between Mercer International Inc. and Claes-Inge Isacson dated September 25, 2006. Incorporated by reference from Form 8-K dated October 13, 2006.
99.1		Exchange Agreement dated December 4, 2006 between Mercer International Inc. and Nisswa Master Fund Ltd. Incorporated by reference from Form 8-K dated December 5, 2006.
99.2		Exchange Agreement dated December 4, 2006 between Mercer International Inc. and CC Arbitrage Ltd. Incorporated by reference from Form 8-K dated December 5, 2006.
21		List of Subsidiaries of Registrant.
23.1		Consent of Independent Registered Chartered Accountants.
31.1		Section 302 Certificate of Chief Executive Officer.
31.2		Section 302 Certificate of Chief Financial Officer.
32	.1**	Section 906 Certificate of Chief Executive Officer.
32	.2**	Section 906 Certificate of Chief Financial Officer.

*	Filed in Form 10-K for prior years.

**	In accordance with Release 33-8212 of the Commission, these Certifications: (i) are “furnished” to the Commission and are not “filed” for the purposes of liability under the Securities Exchange Act of 1934, as amended; and (ii) are not to be subject to automatic incorporation by reference into any of the Company’s registration statements filed under the Securities Act of 1933, as amended for the purposes of liability thereunder or any offering memorandum, unless the Company specifically incorporates them by reference therein.