Form 10-Q
period 2007-05-07
MERCER INTERNATIONAL INC.
filed 2007-05-08
CIK 1333274

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
The Registrant had 36,254,027 shares of common stock outstanding as at May 7, 2007.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
MERCER INTERNATIONAL INC.
CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2007
(Unaudited)

MERCER INTERNATIONAL INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
As at March 31, 2007 and December 31, 2006
(Unaudited)
(Euros in thousands)

	March 31,	December 31,
	2007	2006
ASSETS
Current Assets
Cash and cash equivalents	€44,970	€69,367
Receivables	97,454	75,022
Note receivable, current portion	5,814	7,798
Inventories (Note 4)	82,702	62,857
Prepaid expenses and other	5,800	4,662
Current assets of discontinued operations	1,261	2,094

Total current assets	238,001	221,800

Long-Term Assets
Cash restricted	45,000	57,000
Property, plant and equipment	965,709	972,143
Investments	3	1
Unrealized foreign exchange rate derivative gain	—	5,933
Deferred note issuance and other costs	6,639	6,984
Deferred income tax	27,026	29,989
Note receivable, less current portion	8,408	8,744

	1,052,785	1,080,794

Total assets	€1,290,786	€1,302,594

LIABILITIES
Current Liabilities
Accounts payable and accrued expenses	€88,918	€84,173
Debt, current portion	33,364	33,903
Current liabilities of discontinued operations	1,074	1,926

Total current liabilities	123,356	120,002

Long-Term Liabilities
Debt, less current portion (Note 8)	850,955	873,928
Unrealized interest rate derivative loss	35,670	41,355
Pension and other post-retirement benefit obligations	17,605	17,954
Capital leases	7,432	6,202
Deferred income tax	23,200	22,911
Other long-term liabilities	4,643	1,441

	939,505	963,791

Total liabilities	1,062,861	1,083,793

Minority Interest	—	—
SHAREHOLDERS’ EQUITY
Common shares (Note 8)	202,626	195,642
Additional paid-in capital	102	154
Retained earnings	15,526	15,240
Accumulated other comprehensive income	9,671	7,765

Total shareholders’ equity	227,925	218,801

Total liabilities and shareholders’ equity	€1,290,786	€1,302,594

The accompanying notes are an integral part of these interim financial statements.
FORM 10-Q
QUARTERLY REPORT — PAGE 3

MERCER INTERNATIONAL INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
For Three Months Ended March 31, 2007 and 2006
(Unaudited)
(Euros in thousands, except for loss per share)

	2007	2006
Revenues	€169,531	€141,668

Costs and expenses
Operating costs	134,747	114,907
Operating depreciation and amortization	13,729	13,688

	21,055	13,073
General and administrative expenses	7,305	7,717
(Sale) purchase of emission allowances	(727)	(5,638)

Operating income from continuing operations	14,477	10,994

Other income (expense)
Interest expense	(20,068)	(22,814)
Investment income	1,611	1,740
Unrealized foreign exchange gain on debt	1,254	6,113
Realized gain (loss) on derivative instruments (Note 5)	6,820	(3,562)
Unrealized (loss) gain on derivative instruments (Note 5)	(248)	44,377

Total other (expense) income	(10,631)	25,854

Income before income taxes and minority interest from continuing operations	3,846	36,848
Income tax provision	(3,801)	(21,113)

Income before minority interest from continuing operations	45	15,735
Minority interest	1,048	449

Net income from continuing operations	1,093	16,184
Net (loss) income from discontinued operations	(7)	404

Net income	1,086	16,588
Retained earnings (deficit), beginning of period (Restated Note 7)	14,440	(47,970)

Retained earnings (deficit), end of period	€15,526	€(31,382)

Net income per share from continuing operations (Note 3)
Basic	€0.03	€0.49

Diluted	€0.03	€0.40

Income per share
Basic	€0.03	€0.50

Diluted	€0.03	€0.41

The accompanying notes are an integral part of these interim financial statements.
FORM 10-Q
QUARTERLY REPORT — PAGE 4

MERCER INTERNATIONAL INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
For Three Months Ended March 31, 2007 and 2006
(Unaudited)
(Euros in thousands)

	2007	2006
Net income	€1,086	€16,588

Other comprehensive income (loss):
Foreign currency translation adjustment	1,904	(2,985)
Pension plan additional minimum liability	—	(19)
Unrealized gains on securities
Unrealized holding gains arising during the period	2	121

Other comprehensive income (loss)	1,906	(2,883)

Total comprehensive income	€2,992	€13,705

The accompanying notes are an integral part of these interim financial statements.
FORM 10-Q
QUARTERLY REPORT — PAGE 5

MERCER INTERNATIONAL INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
For Three Months Ended March 31, 2007 and 2006
(Unaudited)
(Euros in thousands)

	2007	2006
Cash Flows from (used in) Operating Activities:
Net income	€1,086	€16,588
Adjustments to reconcile net loss to cash flows from operating activities
Unrealized losses (gains) on derivatives	248	(40,815)
Unrealized foreign exchange gain on debt	(1,254)	(6,113)
Operating depreciation and amortization	13,729	14,162
Non-operating amortization	63	69
Minority interest	(1,048)	(449)
Deferred income taxes	3,252	20,782
Stock compensation expense	233	105
Other	578	(1,000)
Changes in current assets and liabilities
Receivables	(21,732)	(4,603)
Inventories	(19,950)	8,968
Accounts payable and accrued expenses	6,171	(847)
Other	1,133	550

Net cash (used in) from operating activities	(17,491)	7,397

Cash Flows from (used in) Investing Activities:
Cash restricted	12,000	(41,223)
Purchase of property, plant and equipment	(6,025)	(5,871)
Note receivable	268	—

Net cash from (used in) investing activities	6,243	(47,094)

Cash Flows (used in) from Financing Activities:
Decrease in construction costs payable	(907)	(153)
Proceeds from borrowings of notes payable and debt	5,210	42,163
Repayment of notes payable and debt	(17,431)	(4,802)
Repayment of capital lease obligations	(1,184)	(561)
Issuance of shares of common stock	246	—

Net cash (used in) from financing activities	(14,066)	36,647

Effect of exchange rate changes on cash and cash equivalents	965	(147)

Net decrease in cash and cash equivalents	(24,349)	(3,197)
Cash and cash equivalents, beginning of period(1)	69,804	83,547

Cash and cash equivalents, end of period(2)	€45,455	€80,350

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	€10,394	€18,108
Income taxes	—	1,308
Supplemental schedule of non-cash investing and financing activities:
Acquisition of production and other equipment under capital lease obligations	€2,019	€1,847
Common shares issued in satisfaction of floating rate note	6,728	—

(1)	Includes amounts related to discontinued operations of: 2007 — €437, 2006 — €772

(2)	Includes amounts related to discontinued operations of: 2007 — €485, 2006 — €1,275
The accompanying notes are an integral part of these interim financial statements.
FORM 10-Q
QUARTERLY REPORT — PAGE 6

MERCER INTERNATIONAL INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
FOR THREE MONTHS ENDED MARCH 31, 2007
(Unaudited)
(Euros in thousands, except for shares and per share data)
Note 1. Basis of Presentation
Basis of Presentation
The interim period consolidated financial statements contained herein include the accounts of Mercer International Inc. (“Mercer Inc.”) and its wholly-owned and majority-owned subsidiaries (collectively, the “Company”). The Company’s shares of common stock are quoted and listed for trading on the NASDAQ National Market and the Toronto Stock Exchange, respectively.
The interim period consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such SEC rules and regulations. The interim period consolidated financial statements should be read together with the audited consolidated financial statements and accompanying notes included in the Company’s latest annual report on Form 10-K for the fiscal year ended December 31, 2006. In the opinion of the Company, the unaudited consolidated financial statements contained herein contain all adjustments necessary to present a fair statement of the results of the interim periods presented. The results for the periods presented herein may not be indicative of the results for the entire year.

FORM 10-Q
QUARTERLY REPORT — PAGE 7

MERCER INTERNATIONAL INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
FOR THREE MONTHS ENDED MARCH 31, 2007
(Unaudited)
(Euros in thousands, except for shares and per share data)
Note 2. Stock-Based Compensation
The Company adopted Statement of Financial Accounting Standards (SFAS) No. 123R, Share-Based Payment, on January 1, 2006. This statement requires the Company to recognize the cost of employee services received in exchange for the Company’s equity instruments. Under SFAS No. 123R, the Company is required to record compensation expense over an award’s vesting period based on the award’s fair value at the date of grant. The Company has elected to adopt SFAS No. 123R on a modified prospective basis.
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
Following is a summary of the status of options outstanding at March 31, 2007:

Outstanding Options				Exercisable Options
		Weighted
		Average	Weighted		Weighted
Exercise		Remaining	Average		Average
Price Range	Number	Contractual Life	Exercise price	Number	Exercise Price
(In U.S. Dollars)		(Years)	(In U.S. Dollars)		(In U.S. Dollars)
$5.65 - 6.375	830,000	3.25	$6.29	830,000	$6.29
8.50	135,000	0.25	8.50	135,000	8.50
7.30	30,000	8.25	7.30	20,000	7.30
7.92	83,334	8.50	7.92	50,000	7.92
During the three-month period ended March 31, 2007, 30,000 options were exercised at an exercise price of $6.375 and 16,666 options were exercised at an exercise price of $7.92 for cash proceeds of $323,245. The average intrinsic value of the options exercised was $5.12 per option. During the three-month period ended March 31, 2006 there were no options exercised.

FORM 10-Q
QUARTERLY REPORT — PAGE 8

MERCER INTERNATIONAL INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
FOR THREE MONTHS ENDED MARCH 31, 2007
(Unaudited)
(Euros in thousands, except for shares and per share data)
Note 2. Stock-Based Compensation (cont’d)
Restricted Stock
The fair value of restricted stock is determined based upon the number of shares granted and the quoted price of the Company’s stock on the date of grant. Restricted stock generally vests over two years. Expense is recognized on a straight-line basis over the vesting period. Expense recognized for the three months ended March 31, 2007 and 2006 was €72 and €98, respectively.
As at March 31, 2007, the total remaining unrecognized compensation cost related to restricted stock amounted to €171, which will be amortized over their remaining vesting period.
During the three month period ended March 31, 2007, there were restricted stock awards of an aggregate of Nil (2006 — Nil) of our common shares to independent directors and officers of the Company and Nil (2006 — Nil) restricted stock awards were cancelled.
As at March 31, 2007, the total number of restricted stock awards outstanding was 190,686.

FORM 10-Q
QUARTERLY REPORT — PAGE 9

MERCER INTERNATIONAL INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
FOR THREE MONTHS ENDED MARCH 31, 2007
(Unaudited)
(Euros in thousands, except for shares and per share data)
Note 3. Income Per Share

	Three Months Ended
	March 31,
	2007	2006
Net income from continuing operations — basic	€1,093	€16,184
Interest on convertible notes, net of tax	—	1,452

Net income from continuing operations — diluted	€1,093	€17,636

Net income from continuing operations per share:
Basic	€0.03	€0.49

Diluted	€0.03	€0.40

Net income from continuing operations	€1,093	€16,184
Net (loss) income from discontinued operations	(7)	404

Net income — Basic	1,086	16,588
Interest on convertible notes, net of tax	—	1,452

Net income — Diluted	€1,086	€18,040

Net income per share:
Basic	€0.03	€0.50

Diluted	€0.03	€0.41

Weighted average number of common shares outstanding:
Basic	35,486,904	33,169,140
Effect of dilutive shares:
Stock options and awards	492,578	255,095
Convertible notes	—	10,645,161

Diluted	35,979,482	44,069,396

The calculation of diluted income per share does not assume the exercise of stock options and awards or the conversion of convertible notes that would have an anti-dilutive effect on earnings per share. Convertible notes excluded from the calculation of diluted income per share because they are anti-dilutive represented 9,428,022 and Nil for the three months ended March 31, 2007 and 2006, respectively.

FORM 10-Q
QUARTERLY REPORT — PAGE 10

MERCER INTERNATIONAL INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
FOR THREE MONTHS ENDED MARCH 31, 2007
(Unaudited)
(Euros in thousands, except for shares and per share data)
Note 4. Inventories

	March 31, 2007	December 31, 2006
Raw materials	€51,564	€38,905
Finished goods	31,138	23,952

	€82,702	€62,857

Note 5. Derivatives Transactions

	Three Months Ended March 31,
	2007	2006
Realized net gain (loss) on derivative financial instruments	€6,820	€(3,562)

Unrealized net gain on interest rate derivatives	€5,685	€23,506
Unrealized net (loss) gain on foreign exchange derivatives	(5,933)	20,871

Unrealized net (loss) gain on derivative financial instruments	€(248)	€44,377

FORM 10-Q
QUARTERLY REPORT — PAGE 11

MERCER INTERNATIONAL INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
FOR THREE MONTHS ENDED MARCH 31, 2007
(Unaudited)
(Euros in thousands, except for shares and per share data)
Note 6. Pension and Other Post-Retirement Benefit Obligations
Included in pension and other post-retirement benefit obligations are amounts related to the Company’s Celgar and German pulp mills.
The largest component of this obligation is with respect to the Celgar mill which maintains defined benefit pension plans and post-retirement benefits plans for certain employees. Pension benefits are based on employees’ earnings and years of service. The pension plans are funded by contributions from the Company based on actuarial estimates and statutory requirements. Pension contributions for the three month periods ended March 31, 2007 and March 31, 2006 totaled €390 and €457, respectively.

	Three Months Ended March 31,
	2007		2006
	Pension	Post-Retirement	Pension	Post-Retirement
	Benefits	Benefits	Benefits	Benefits
Service cost	€201	€113	€226	€115
Interest cost	327	178	356	192
Expected return on plan assets	(400)	—	(397)	—
Recognized net loss	—	15	—	25

Net periodic benefit cost	€128	€306	€185	€332

The Company anticipates that it will make contributions to the pension plan of approximately €1,418 in 2007.

FORM 10-Q
QUARTERLY REPORT — PAGE 12

MERCER INTERNATIONAL INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
FOR THREE MONTHS ENDED MARCH 31, 2007
(Unaudited)
(Euros in thousands, except for shares and per share data)
Note 7. Income Taxes
In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes, and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more likely than not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006.
The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company established a €4,400 liability for unrecognized tax benefits, against which a €3,600 valuation allowance has already been booked. This net increase in the liability for unrecognized tax benefits of €800 has been accounted for as a reduction in the beginning balance of retained earnings on the Consolidated Condensed Balance Sheets included elsewhere in this quarterly report.
As at the adoption date of January 1, 2007, the Company had approximately €18.6 million of total gross unrecognized tax benefits, substantially all of which would affect our effective tax rate if recognized.
The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. During the year ended December 31, 2006, the Company recognized approximately €Nil in penalties and interest. The Company had €Nil for the payment of interest and penalties accrued at December 31, 2006. Upon adoption of FIN 48 on January 1, 2007, the Company increased its accrual for interest and penalties to €800 from €Nil.
The Company and/or one or more of its subsidiaries file income tax returns in the United States, Germany and Canada. The Company is generally not subject to U.S., German or Canadian income tax examinations for tax years before 2003, 2001 and 2004, respectively.
Note 8. Floating Rate Note
On March 30, 2007, under the terms of a note payable to a third party, the Company at its sole option satisfied the principal amount of the note of €6,728 by issuing 742,185 common shares of the Company. The value of the shares paid was determined based on the 20-day trading day average closing price for the Company’s shares which was $12.09. The accrued interest outstanding on the note of €115 was paid on this date.

FORM 10-Q
QUARTERLY REPORT — PAGE 13

MERCER INTERNATIONAL INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
FOR THREE MONTHS ENDED MARCH 31, 2007
(Unaudited)
(Euros in thousands, except for shares and per share data)
Note 9. Restricted Group Supplemental Disclosure
The terms of the indenture governing our 9.25% senior unsecured notes requires that we provide the results of operations and financial condition of Mercer International Inc. and our restricted subsidiaries under the indenture, collectively referred to as the “Restricted Group”. As at and during the three months ended March 31, 2007 and 2006, the Restricted Group was comprised of Mercer International Inc., certain holding subsidiaries and Rosenthal, and the Celgar mill. The Restricted Group excludes the Stendal mill and the discontinued paper business.
Combined Condensed Balance Sheet

	March 31, 2007
	Restricted	Unrestricted		Consolidated
	Group	Subsidiaries	Eliminations	Group
ASSETS
Current assets
Cash and cash equivalents	€32,540	€12,430	€—	€44,970
Receivables	51,392	46,062	—	97,454
Note receivable, current portion	618	5,196	—	5,814
Inventories	55,186	27,516	—	82,702
Prepaid expenses and other	2,726	3,074	—	5,800
Current assets from discontinued operations	—	1,261	—	1,261

Total current assets	142,462	95,539	—	238,001
Cash restricted	—	45,000	—	45,000
Property, plant and equipment	387,639	578,070	—	965,709
Other	7,837	(1,195)	—	6,642
Deferred income tax	13,286	13,740	—	27,026
Due from unrestricted group	53,881	—	(53,881)	—
Note receivable, less current portion	4,798	3,610	—	8,408

Total assets	€609,903	€734,764	€(53,881)	€1,290,786

LIABILITIES
Current
Accounts payable and accrued expenses	€48,050	€40,868	€—	€88,918
Debt, current portion	—	33,364	—	33,364
Current liabilities from discontinued operations	—	1,074	—	1,074

Total current liabilities	48,050	75,306	—	123,356
Debt, less current portion	295,053	555,902	—	850,955
Due to restricted group	—	53,881	(53,881)	—
Unrealized derivative loss	—	35,670	—	35,670
Capital leases	4,422	3,010	—	7,432
Deferred income tax	4,097	19,103	—	23,200
Other long-term liabilities	22,234	14	—	22,248

Total liabilities	373,856	742,886	(53,881)	1,062,861
SHAREHOLDERS’ EQUITY
Total shareholders’ equity (deficit)	236,047	(8,122)	—	227,925

Total liabilities and shareholders’ equity	€609,903	€734,764	€(53,881)	€1,290,786

FORM 10-Q
QUARTERLY REPORT — PAGE 14

MERCER INTERNATIONAL INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
FOR THREE MONTHS ENDED MARCH 31, 2007
(Unaudited)
(Euros in thousands, except for shares and per share data)
Note 9. Restricted Group Supplemental Disclosure (cont’d)
Combined Condensed Balance Sheet

	December 31, 2006
	Restricted	Unrestricted		Consolidated
	Group	Subsidiaries	Eliminations	Group
ASSETS
Current
Cash and cash equivalents	€39,078	€30,289	€—	€69,367
Receivables	38,662	36,360	—	75,022
Note receivable, current portion	620	7,178	—	7,798
Inventories	41,087	21,770	—	62,857
Prepaid expenses and other	2,352	2,310	—	4,662
Current assets of discontinued operations	—	2,094	—	2,094

Total current assets	121,799	100,001	—	221,800
Cash restricted	—	57,000	—	57,000
Property, plant and equipment	408,957	563,186	—	972,143
Other	8,155	4,763	—	12,918
Deferred income tax	14,316	15,673	—	29,989
Due from unrestricted group	51,265	—	(51,265)	—
Note receivable, less current portion	5,023	3,721	—	8,744

Total assets	€609,515	€744,344	€(51,265)	€1,302,594

LIABILITIES
Current
Accounts payable and accrued expenses	€46,838	€37,335	€—	€84,173
Debt, current portion	—	33,903	—	33,903
Current liabilities from discontinued operations	—	1,926	—	1,926

Total current liabilities	46,838	73,164	—	120,002
Debt, less current portion	293,781	580,147	—	873,928
Due to restricted group	—	51,265	(51,265)	—
Unrealized derivative loss	—	41,355	—	41,355
Capital leases	2,720	3,482	—	6,202
Deferred income tax	2,832	20,079	—	22,911
Other long-term liabilities	19,395	—	—	19,395

Total liabilities	365,566	769,492	(51,265)	1,083,793

SHAREHOLDERS’ EQUITY
Total shareholders’ equity (deficit)	243,949	(25,148)	—	218,801

Total liabilities and shareholders’ equity	€609,515	€744,344	€(51,265)	€1,302,594

FORM 10-Q
QUARTERLY REPORT — PAGE 15

MERCER INTERNATIONAL INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
FOR THREE MONTHS ENDED MARCH 31, 2007
(Unaudited)
(Euros in thousands, except for shares and per share data)
Note 9. Restricted Group Supplemental Disclosure (cont’d)
Combined Condensed Statement of Operations

	Three Months Ended March 31, 2007
	Restricted	Unrestricted		Consolidated
	Group	Subsidiaries	Eliminations	Group
Revenues	€99,933	€69,598	€—	€169,531

Operating costs	77,116	57,631	—	134,747
Operating depreciation and amortization	6,686	7,043	—	13,729
General and administrative expenses	4,359	2,946	—	7,305
(Sale) purchase of emission allowances	(264)	(463)	—	(727)

	87,897	67,157	—	155,054

Operating income from continuing operations	12,036	2,441	—	14,477

Other income (expense)
Interest expense	(7,458)	(13,525)	915	(20,068)
Investment income	1,305	1,221	(915)	1,611
Unrealized foreign exchange gain on debt	1,254	—	—	1,254
Derivative financial instruments, net	—	6,572	—	6,572

Total other expense	(4,899)	(5,732)	—	(10,631)

Income (loss) before income taxes and minority interest from continuing operations	7,137	(3,291)	—	3,846
Income tax provision	(2,738)	(1,063)	—	(3,801)

Income (loss) before minority interest from continuing operations	4,399	(4,354)	—	45
Minority interest	—	1,048	—	1,048

Net income (loss) from continuing operations	4,399	(3,306)	—	1,093
Net loss from discontinued operations	—	(7)	—	(7)

Net income (loss)	€4,399	€(3,313)	€—	€1,086

FORM 10-Q
QUARTERLY REPORT — PAGE 16

MERCER INTERNATIONAL INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
FOR THREE MONTHS ENDED MARCH 31, 2007
(Unaudited)
(Euros in thousands, except for shares and per share data)
Note 9. Restricted Group Supplemental Disclosure (cont’d)
Combined Condensed Statement of Operations

	March 31, 2006
	Restricted	Unrestricted		Consolidated
	Group	Subsidiaries	Eliminations	Group
Revenues	€81,011	€60,657	€—	€141,668

Operating costs	69,139	45,768	—	114,907
Operating depreciation and amortization	6,629	7,059	—	13,688
General and administrative expenses	4,960	2,757	—	7,717
(Sale) purchase of emission allowances	(1,767)	(3,871)	—	(5,638)

	78,961	51,713	—	130,674

Operating income from continuing operations	2,050	8,944	—	10,994

Other income (expense)
Interest expense	(8,463)	(15,226)	875	(22,814)
Investment income	2,261	354	(875)	1,740
Unrealized foreign exchange gain on debt	6,113	—	—	6,113
Derivative financial instruments, net	(79)	40,894	—	40,815

Total other (expense) income	(168)	26,022	—	25,854

Income before income taxes and minority interest from continuing operations	1,882	34,966	—	36,848
Income tax provision	(3,033)	(18,080)	—	(21,113)

Income (loss) before minority interest from continuing operations	(1,151)	16,886	—	15,735
Minority interest	—	449	—	449

Net income (loss) from continuing operations	(1,151)	17,335	—	16,184
Net income from discontinued operations	—	404	—	404

Net (loss) income	€(1,151)	€17,739	€—	€16,588

FORM 10-Q
QUARTERLY REPORT — PAGE 17

MERCER INTERNATIONAL INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
FOR THREE MONTHS ENDED MARCH 31, 2007
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
The carrying amounts of the major classes of related assets and liabilities were as follows:

	March 31, 2007	December 31, 2006
Assets
Cash and cash equivalents	€485	€437
Receivables	776	1,657

Liabilities
Accounts payable and accrued expenses	€1,074	€1,926
Condensed earnings from discontinued operations are as follows:

	Three Months Ended
	March 31,
	2007	2006
Revenues	€75	€17,396
Operating income from discontinued operations	19	511
Total other expenses	26	107

Net (loss) income from discontinued operations	€(7)	€404

Earnings (loss) per common share from discontinued operations
— basic	€—	€0.01
Earnings (loss) per common share from discontinued operations
— diluted	€—	€0.01

FORM 10-Q
QUARTERLY REPORT — PAGE 18

MERCER INTERNATIONAL INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
FOR THREE MONTHS ENDED MARCH 31, 2007
(Unaudited)
(Euros in thousands, except for shares and per share data)
Note 10. Discontinued Operations (cont’d)
Condensed cash flows from discontinued operations are as follows:

	Three Months Ended
	March 31,
	2007	2006
Cash flows from operating activities	€48	€964
Cash flows used in investing activities	—	(575)
Cash flows from financing activities	—	114

Cash flows from discontinued operations	€48	€503

FORM 10-Q
QUARTERLY REPORT — PAGE 19

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
In this document: (i) unless the context otherwise requires, references to “we”, “our”, “us”, the “Company” or “Mercer” mean Mercer International Inc. and its subsidiaries; (ii) references to “Mercer Inc.” mean the Company excluding its subsidiaries; (iii) information is provided as of March 31, 2007, unless otherwise stated; (iv) all references to monetary amounts are to “Euros”, the lawful currency adopted by most members of the European Union, unless otherwise stated; (v) “€” refers to Euros, “$” refers to U.S. dollars and C$ refers to Canadian dollars; and (vi) “ADMTs” refers to air-dried metric tonnes.
We operate three NBSK pulp mills through our wholly owned subsidiaries, Rosenthal and Celgar, and our 70.6% owned subsidiary, Stendal, which have a consolidated annual production capacity of approximately 1.4 million ADMTs.
The following discussion and analysis of our results of operations and financial condition for the three months ended March 31, 2007 should be read in conjunction with our consolidated financial statements and related notes included in this quarterly report, as well as our most recent annual report on Form 10-K for the fiscal year ended December 31, 2006 filed with the Securities and Exchange Commission (the “SEC”). The following Management’s Discussion and Analysis of Financial Condition and Results of Operations reflects:
•	the disposition of our paper operations in 2006. In accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, the results of this business have been classified as discontinued operations; and

•	only our continuing operations except as otherwise expressly noted.
Results of Operations
Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006
Selected production, sales and exchange rate data for the three months ended March 31, 2007 and 2006 is as follows:

	Three Months Ended March 31,
	2007	2006

Pulp Production (ADMTs)	347,256	318,468

Pulp Sales Volume (ADMTs)(1)	329,135	327,101

Revenues (in millions)	€169.5	€141.7

NBSK list prices in Europe ($/ADMT)	$757	$618
Average pulp price realizations (€/ADMT)	€512	€425

Average Currency Exchange Rates
€/$	0.7630	0.8312
C$/$	1.1716	1.1547
C$/€	1.5354	1.3886

(1)	Excluding intercompany sales volumes of nil and 4,986 ADMTs of pulp and intercompany net sales revenues of approximately €nil and €2.4 million in the three months ended March 31, 2007 and 2006, respectively.
FORM 10-Q
QUARTERLY REPORT — PAGE 20

Revenues for the three months ended March 31, 2007 increased by approximately 20% to €169.5 million from €141.7 million in the comparative period of 2006, primarily due to higher pulp prices, partially offset by a weakening of the U.S. dollar versus the Euro. Pulp sales volume increased marginally to 329,135 ADMTs in the first quarter of 2007 from 327,101 ADMTs in the comparative period of 2006.
List prices for NBSK pulp in Europe were approximately €578 ($757) per ADMT in the first quarter of 2007, approximately €514 ($618) per ADMT in the first quarter of last year and approximately €553 ($730) in the fourth quarter of 2006.
Mill net pulp sales realizations increased to €512 per ADMT on average in the first quarter of 2007 from €425 per ADMT in the first quarter of 2006, primarily as a result of higher pulp prices.
Cost of sales and general, administrative and other expenses in the first quarter of 2007 increased to €155.8 million from €136.3 million in the comparative period of 2006, primarily as a result of increased fiber costs.
During the current period, we did not take any scheduled downtime at our pulp mills. During the comparative period of 2006, our pulp mills took approximately five days’ maintenance and strategic capital expenditure downtime. In the second quarter of 2007, we have scheduled ten days of downtime at the Stendal mill for maintenance and 14 days of downtime at the Celgar mill for maintenance and the implementation of the final phase of our strategic capital expenditure program.
Fiber costs increased by over 50% in the first three months of 2007 versus the same period of 2006. In Germany, this resulted from lower availability because of low harvesting levels in 2006, increased demand for wood residuals from renewable energy suppliers and tight supply in the fourth quarter of 2006. Fiber costs at our Celgar mill increased primarily because of a weakening U.S. lumber market that has caused a sharp reduction in sawmill residual production. We expect that fiber availability in Europe will increase materially as a result of the approximately 60 million cubic meters of wind-felled timber caused by storms in January. This, coupled with an improving European lumber market, has started to provide some price relief and we expect further downward pressure on fiber prices for deliveries throughout the balance of the year.
In the first three months of 2007, we recorded a contribution to income of €0.7 million on the sale of emission allowances compared to €5.6 million in the comparative period of 2006. The decrease is primarily due to the decrease in market pricing of emissions credits. While we cannot predict the market pricing of such emissions credits in the future, we do expect full year sales to be substantially lower than in prior years.
Operating depreciation and amortization were unchanged from the comparative quarter of 2006 at €13.7 million.
For the first quarter of 2007, operating income increased by approximately 32% to €14.5 million from €11.0 million in the first quarter of 2006. The increase was primarily due to higher pulp prices and improved operating results at our Celgar mill.
FORM 10-Q
QUARTERLY REPORT — PAGE 21

Interest expense in the first quarter of 2007 decreased to €20.1 million from €22.8 million in the year ago period, primarily due to the repurchase of approximately $15.2 million of our convertible notes in 2006 and a lower level of borrowing from the Stendal facility.
Stendal entered into certain foreign currency derivatives to swap a portion of its long-term bank indebtedness from Euros to U.S. dollars in 2005 and certain currency forwards. In addition, Stendal previously entered into interest rate swaps to fix the interest rate on its outstanding bank indebtedness. Due to the weakening of the U.S. dollar versus the Euro and an increase in long-term interest rates, we recorded a gain of €6.6 million before minority interests on our outstanding derivatives at the end of the first quarter of 2007, including a realized cash gain of €6.8 million on the settlement of our currency swaps. In the comparative period of 2006, we recorded a net non-cash holding gain of €40.8 million on our derivatives including a loss of €3.6 million from the settlement of currency forwards.
In the first quarter of 2007, minority interest, representing the minority shareholder’s proportionate interest in the Stendal mill’s losses for the period, was €1.0 million, compared to €0.4 million in the first quarter of 2006.
We reported net income from continuing operations for the first quarter of 2007 of €1.1 million, or €0.03 per basic and diluted share, which included a net gain of €7.8 million on our interest rate and currency derivatives and an unrealized non-cash foreign exchange gain on our long-term debt. In the first quarter of 2006, we reported net income from continuing operations of €16.2 million, or €0.49 per basic and €0.40 per diluted share, which reflected a net unrealized gain of €46.9 million on our interest rate and currency derivatives and an unrealized non-cash foreign exchange gain on our long-term debt. The Company currently has €67.5 million of convertible debt which is excluded from the calculation of diluted income per share because it is anti-dilutive.
We generated “Operating EBITDA” of €28.3 million and €24.7 million in the three months ended March 31, 2007 and 2006, respectively. Operating EBITDA is defined as operating income (loss) from continuing operations plus depreciation and amortization and non-recurring capital asset impairment charges.
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
FORM 10-Q
QUARTERLY REPORT — PAGE 22

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
The following table provides a reconciliation of net income from continuing operations to operating income from operations and Operating EBITDA for the periods indicated:

	Three Months Ended
	March 31,
	2007	2006
	(in thousands)
Net income from continuing operations	€1,093	€16,184
Minority interest	(1,048)	(449)
Income taxes	3,801	21,113
Interest expense	20,068	22,814
Investment income	(1,611)	(1,740)
Derivative financial instruments, net gain	(6,572)	(40,815)
Unrealized foreign exchange gain on debt	(1,254)	(6,113)

Operating income from continuing operations	14,477	10,994
Add: Depreciation and amortization	13,792	13,688

Operating EBITDA	€28,269	€24,682

Liquidity and Capital Resources
The following table is a summary of selected financial information for the periods indicated:

	As at	As at
	March 31,	December 31,
	2007	2006
	(in thousands)
	(unaudited)
Financial Position
Cash and cash equivalents	€44,970	€69,367
Working capital(1)	114,458	101,630
Property, plant and equipment	965,709	972,143
Total assets(1)	1,289,525	1,300,500
Long-term liabilities	939,505	963,791
Shareholders’ equity	227,925	218,801

(1)	Excluding assets and liabilities of discontinued operations.
FORM 10-Q
QUARTERLY REPORT — PAGE 23

At March 31, 2007, our cash and cash equivalents were €45.0 million, compared to €69.4 million at December 31, 2006.
As at March 31, 2007, we had not drawn any amount under the €40.0 million Rosenthal revolving term credit facility and had drawn down approximately €13.0 million of the C$40 million Celgar revolving credit facility.
We expect to meet our interest and debt service expenses and the working and maintenance capital requirements for our operations from cash flow from operations, cash on hand and the two revolving working capital facilities for the Rosenthal and Celgar mills.
We expect to meet the capital requirements for the Stendal mill, including working capital, interest and principal service expenses through cash on hand, cash flow from operations and the Stendal Loan Facility which contains a restricted cash debt service reserve account.
Operating Activities
Operating activities in the current quarter used cash of €17.5 million, compared to providing cash of €7.4 million in the comparative period of 2006. An increase in receivables due primarily to higher sales in the current quarter used cash of €21.7 million in the first quarter of 2007, compared to an increase in receivables using cash of €4.6 million in the comparative quarter of 2006. An increase in inventories used cash of €20.0 million in the first quarter of 2007 of which approximately half was due to a build up of fiber supply at our three mills and the balance of which was due to a build up of pulp at the three mills. The build up at our Stendal and Celgar mills is partially in anticipation of our scheduled downtime at such mills in the second quarter of 2007. In 2006, a decrease in inventories provided cash of €9.0 million in the first quarter of 2006. An increase in accounts payable and accrued expenses provided cash of €6.2 million in the current period, compared to using cash of €0.8 million in the comparative period of 2006.
Working capital is subject to cyclical operating needs, the timing of collections and receivables and government grants and the payment of payables and expenses.
Investing Activities
Investing activities in the three months ended March 31, 2007 provided cash of €6.2 million, primarily due to a drawdown of funds in our debt service reserve account under the Stendal facility. In the three months ended March 31, 2006 investing activities used cash of €47.1 million primarily due to a drawdown under a tranche of the Stendal project financing facility.
Financing Activities
Financing activities used cash of €14.1 million in the three months ended March 31, 2007 primarily due to scheduled repayments of a portion of the Stendal facility in the first quarter of 2007. In the comparative quarter in 2006, financing activities provided cash of €36.6 million primarily due to a draw down of €42 million against tranches related to the Stendal facility in the first three months of 2006.
We have no material commitments to acquire assets or operating businesses. We anticipate that there will be acquisitions of businesses or commitments to projects in the future. To achieve our long-term goals of expanding our asset and earnings base through the acquisition of interests in
FORM 10-Q
QUARTERLY REPORT — PAGE 24

companies and assets in the pulp and paper and related businesses, and organically through high return capital expenditures at our operating facilities, we will require substantial capital resources. The required necessary resources for such long-term goals will be generated from cash flow from operations, cash on hand, the sale of securities and/or assets, and borrowing against our assets.
Floating Rate Note
On March 30, 2007, under the terms of a note payable to a third party, we satisfied the principal amount of the note of approximately €6,728 by issuing 742,185 of our common shares. The value of the shares paid was determined based on the 20-day trading day average closing price for the Company’s shares which was $12.09. The accrued interest outstanding on the note of €115 was paid on that date.
Contractual Obligations and Commitments
There were no material changes outside the ordinary course to any of our contractual obligations during the first quarter of 2007.
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
Foreign Currency
Our reporting currency is the Euro as a significant majority of our business transactions are denominated in Euros. However, we hold certain assets and liabilities in U.S. dollars, Canadian dollars and, to a minor extent, Swiss francs. Accordingly, our consolidated financial results are subject to foreign currency exchange rate fluctuations.
We translate foreign denominated assets and liabilities into Euros at the rate of exchange on the balance sheet date. Unrealized gains or losses from these translations are recorded in our consolidated statement of comprehensive income and impact on shareholders’ equity on the balance sheet but do not affect our net earnings.
In the three months ended March 31, 2007, we reported a net €1.9 million foreign exchange translation gain and, as a result, the cumulative foreign exchange translation gain reported within comprehensive income increased to €6.2 million at March 31, 2007 from €4.3 million at December 31, 2006.
FORM 10-Q
QUARTERLY REPORT — PAGE 25

Based upon the exchange rate at March 31, 2007, the U.S. dollar decreased by approximately 10% in value against the Euro since March 31, 2006. See “Quantitative and Qualitative Disclosures about Market Risk”.
Results of Operations of the Restricted Group Under Our Senior Note Indenture
The indenture governing our 9.25% senior notes requires that we also provide a discussion in annual and quarterly reports we file with the SEC under Management’s Discussion and Analysis of Financial Condition and Results of Operations of the results of operations and financial condition of Mercer Inc. and our restricted subsidiaries under the indenture, referred to as the “Restricted Group”. The Restricted Group is comprised of Mercer Inc., certain holding subsidiaries, Rosenthal and the Celgar mill. The Restricted Group excludes our Stendal mill and our discontinued operations.
The following is a discussion of the results of operations and financial condition of the Restricted Group. For further information regarding the Restricted Group including, without limitation, a reconciliation to our consolidated results of operations, see Note 9 of our quarterly financial statements included herein.
Restricted Group Results —Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006
Total revenues for the Restricted Group for the three months ended March 31, 2007 increased to €99.9 million from €81.0 million in the comparative period of 2006, primarily because of higher pulp sales from the Celgar mill and higher prices. Pulp sales realizations for the Restricted Group were €521 per ADMT on average in the three months ended March 31, 2007 and €431 per ADMT in the comparative period of 2006. The increase in NBSK pulp prices was partially offset by the strength of the Canadian dollar versus the U.S. dollar during the current period.
Costs of sales and general, administrative and other expenses for the Restricted Group in the three months ended March 31, 2007 increased to €87.9 million from €79.0 million in the comparative period of 2006, primarily as a result of increased fiber costs.
During the current period, we did not take any scheduled downtime at the Rosenthal and Celgar mills. During the comparative period of 2006, our Rosenthal and Celgar mills took approximately five days of maintenance and strategic capital expenditure downtime. In the second quarter of 2007, we scheduled 14 days for maintenance and the implementation of the final phase of our strategic capital expenditure program at our Celgar mill.
In the first three months of 2007, we recorded income from operations of €0.3 million through the sale of emission allowances by our Rosenthal pulp mill, compared to €1.8 million in the same period of 2006. The decrease is primarily due to the decrease in market pricing of emissions credits. While we cannot predict the market pricing of such emissions credits in the future, we currently expect full year sales to be substantially lower than in prior years.
Fiber costs of the Restricted Group increased by approximately 58% in the first three months of 2007 versus the same period of 2006. This resulted from lower availability because of low harvesting levels in 2006, increased demand for wood residuals from renewable energy suppliers and tight supply in the fourth quarter of 2006. Fiber costs at our Celgar mill increased primarily
FORM 10-Q
QUARTERLY REPORT — PAGE 26

because of a weakening U.S. lumber market that has caused a sharp reduction in sawmill residual production. We expect that fiber availability in Europe will increase materially as a result of approximately 60 million cubic meters of wind-felled timber caused by storms in January. This, coupled with an improving European lumber market, has started to provide some price relief and we expect further downward pressure on fiber prices for deliveries throughout the balance of the year.
Operating depreciation and amortization for the Restricted Group increased marginally to €6.7 million in the current period from €6.6 million in the comparative period of 2005.
In the first quarter of 2007, the Restricted Group reported income from operations of €12.0 million, compared to €2.1 million in the first quarter of 2006, primarily as a result of improving pulp markets and improved operating results at our Celgar mill. Interest expense for the Restricted Group in the three months ended March 31, 2007 decreased to €7.5 million from €8.5 million in the year ago period.
In the current quarter of 2007, the Restricted Group recorded a foreign exchange loss on debt of €1.3 million, compared to a gain of €6.1 million in the comparative period of 2006.
For the three months ended March 31, 2007, the Restricted Group reported net income of €4.4 million, compared to a loss of €1.2 million in the first three months of 2006, primarily as a result of higher pulp prices and improved results at our Celgar mill.
The Restricted Group generated “Operating EBITDA” of €18.8 million and €8.7 million in the three months ended March 31, 2007 and 2006, respectively. Operating EBITDA is defined as operating income (loss) from continuing operations plus depreciation and amortization and non-recurring capital asset impairment charges. Operating EBITDA for the Restricted Group is calculated by adding depreciation and amortization to the income from operations of €12.0 million and €2.1 million for the three months ended March 31, 2007 and 2006, respectively.
Operating EBITDA has significant limitations as an analytical tool, and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. See the discussion of Mercer’s results for the quarter ended March 31, 2007 for additional information relating to such limitations and Operating EBITDA.
FORM 10-Q
QUARTERLY REPORT — PAGE 27

The following table provides a reconciliation of net loss to income from operations and Operating EBITDA for the Restricted Group for the periods indicated:

	Three Months Ended
	March 31,
	2007	2006
	(in thousands)
Restricted Group
Net income (loss) from continuing operations(1)	€4,399	€(1,151)
Income taxes	2,738	3,033
Interest expense	7,458	8,463
Investment and other income	(1,305)	(2,261)
Derivative financial instruments, net loss	—	79
Unrealized foreign exchange gain on debt	(1,254)	(6,113)

Operating income from continuing operations	12,036	2,050
Add: Depreciation and amortization	6,749	6,629

Operating EBITDA(1)	€18,785	€8,679

(1)	See Note 9 of the financial statements included elsewhere herein for a reconciliation to our consolidated results.
Liquidity and Capital Resources of the Restricted Group
The following table is a summary of selected financial information for the Restricted Group for the periods indicated:

	As at	As at
	March 31,	December 31,
	2007	2006
	(in thousands)
Restricted Group Financial Position(1)
Cash and cash equivalents	€32,540	€39,078
Working capital	94,412	74,961
Property, plant and equipment	387,639	408,957
Total assets	609,903	609,515
Long-term liabilities	325,806	318,728
Shareholders’ equity	236,047	243,949

(1)	See Note 9 of the financial statements included elsewhere herein for a reconciliation to our consolidated results.
At March 31, 2007, the Restricted Group had cash and cash equivalents of €32.5 million, compared to €39.1 million at December 31, 2006. At March 31, 2007, the Restricted Group had working capital of €94.4 million.
We expect the Restricted Group to meet its interest and debt service expenses and meet the working and maintenance capital requirements for its current operations from cash flow from operations, cash on hand and the revolving working capital loan facilities for the Rosenthal and Celgar mills. As at March 31, 2007, we had not drawn any amount under the Rosenthal revolving term credit facility and had drawn down approximately €13.0 million under the C$40 million Celgar revolving credit facility.
FORM 10-Q
QUARTERLY REPORT — PAGE 28

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
For information about our significant accounting policies, see our annual report on Form 10-K for the year ended December 31, 2006.
New Accounting Standard
In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes, and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more likely than not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006.
We adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, we established a €4,400 liability for unrecognized tax benefits, against which a €3,600 valuation allowance has already been booked. This net increase in the liability for unrecognized tax benefits of €800 has been accounted for as a reduction in the beginning balance of retained earnings on the consolidated condensed balance sheets included elsewhere in this quarterly report.
Cautionary Statement Regarding Forward-Looking Information
The statements in this report that are not reported financial results or other historical information are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. These statements appear in a number of different places in this report and can be identified by words such as “estimates”, “projects”, “expects”, “intends”, “believes”, “plans”, or their negatives or other comparable words. Also look for discussions of strategy that involve risks and uncertainties. Forward-looking statements include statements regarding the outlook for our future operations, forecasts of future costs and expenditures, the evaluation of market conditions, the outcome of legal proceedings, the adequacy of reserves, or other business plans. You are cautioned that any such forward-looking statements are not guarantees and may involve risks and uncertainties. Our actual results may differ materially from those in the
FORM 10-Q
QUARTERLY REPORT — PAGE 29

forward-looking statements due to risks facing us or due to actual facts differing from the assumptions underlying our estimates. Some of these risks and assumptions include those set forth in reports and other documents we have filed with or furnished to the SEC, including in our annual report on Form 10-K for the year ended December 31, 2006. We advise you that these cautionary remarks expressly qualify in their entirety all forward-looking statements attributable to us or persons acting on our behalf. Unless required by law, we do not assume any obligation to update forward-looking statements based on unanticipated events or changed expectations. However, you should carefully review the reports and other documents we file from time to time with the SEC.
Cyclical Nature of Business
Revenues
The pulp business is cyclical in nature and markets for our principal products are characterized by periods of supply and demand imbalance, which in turn affects product prices. Pulp markets are highly competitive and are sensitive to cyclical changes in the global economy, industry capacity and foreign exchange rated, all of which can have a significant influence on selling prices and our earnings. The length and magnitude of industry cycles have varied over time but generally reflect changes in macro economic conditions and levels of industry capacity.
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
Demand for pulp has historically been determined by the level of economic growth and has been closely tied to overall business activity. Although pulp prices have improved commencing in the latter part of 2005 and through the first quarter of 2007, we cannot predict the impact of future economic weakness in certain world markets or the impact of war, terrorist activity or other events on our markets.
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
QUARTERLY REPORT — PAGE 30

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
In the first quarter of 2005, Stendal entered into currency swaps to convert a portion of its indebtedness under the Stendal Loan Facility from Euros into U.S. dollars and certain currency forwards. In April 2005, Stendal entered into a currency swap to convert the balance of its long-term indebtedness under the Stendal Loan Facility from Euros into U.S. dollars. During the first three months of 2007, we recorded a €6.6 million net gain before minority interests upon the marked to market valuation of such derivatives compared to a net gain of €44.4 million in the comparative quarter of 2006.
During the current quarter, we determined that the remaining currency swaps had met our objectives and we settled them. As a result, we realized a cash gain of €6.8 million from their original commencement. In the same quarter of 2006, we realized a loss of €3.6 million on the settlement of certain currency forwards.
The first quarter settlement of the final currency swaps is consistent with our view that the U.S. dollar is at historically low levels. In addition to the cash consequences of the transaction, the sale of the instruments will also result in a modest reduction in interest expense in future.
FORM 10-Q
QUARTERLY REPORT — PAGE 31

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
QUARTERLY REPORT — PAGE 32

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
ITEM 1A. RISK FACTORS
There have been no material changes to the factors disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2006.
ITEM 6. EXHIBITS [Update]

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
QUARTERLY REPORT — PAGE 33

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERCER INTERNATIONAL INC.
By:	/s/ David M. Gandossi
David M. Gandossi
Secretary and Chief Financial Officer

Date: May 8, 2007
FORM 10-Q
QUARTERLY REPORT — PAGE 34