Form 10-Q
period 2007-06-30
MERCER INTERNATIONAL INC.
filed 2007-08-09
CIK 1333274

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File No.: 000-51826
MERCER INTERNATIONAL INC.
(Exact name of Registrant as specified in its charter)

Washington (State or other jurisdiction of incorporation or organization)	47-0956945 (I.R.S. Employer Identification No.)
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
YES    ☐     NO   ☑
The Registrant had 36,285,027 shares of common stock outstanding as at August 7, 2007.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
MERCER INTERNATIONAL INC.
CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2007
(Unaudited)
FORM 10-Q
QUARTERLY REPORT — PAGE 2

MERCER INTERNATIONAL INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
As at June 30, 2007 and December 31, 2006
(Unaudited)
(Euros in thousands)

	June 30,	December 31,
	2007	2006
ASSETS
Current Assets
Cash and cash equivalents	€48,302	€69,367
Receivables	104,494	75,022
Note receivable, current portion	5,834	7,798
Inventories (Note 4)	94,891	62,857
Prepaid expenses and other	5,462	4,662
Current assets of discontinued operations (Note 10)	1,104	2,094

Total current assets	260,087	221,800

Long-Term Assets
Cash restricted	45,000	57,000
Property, plant and equipment	968,830	972,143
Investments	88	1
Unrealized foreign exchange rate derivative gain	—	5,933
Deferred note issuance and other costs	6,294	6,984
Deferred income tax	18,670	29,989
Note receivable, less current portion	4,506	8,744

	1,043,388	1,080,794

Total assets	€1,303,475	€1,302,594

LIABILITIES
Current Liabilities
Accounts payable and accrued expenses	€100,970	€84,173
Debt, current portion	33,364	33,903
Current liabilities of discontinued operations (Note 10)	651	1,926

Total current liabilities	134,985	120,002

Long-Term Liabilities
Debt, less current portion (Note 8)	848,990	873,928
Unrealized interest rate derivative loss	17,570	41,355
Pension and other post-retirement benefit obligations (Note 6)	18,940	17,954
Capital leases	6,457	6,202
Deferred income tax	24,565	22,911
Other long-term liabilities	3,617	1,441

	920,139	963,791

Total liabilities	1,055,124	1,083,793

Minority Interest	—	—

SHAREHOLDERS’ EQUITY
Common shares (Note 8)	202,626	195,642
Additional paid-in capital	134	154
Retained earnings	19,485	15,240
Accumulated other comprehensive income	26,106	7,765

Total shareholders’ equity	248,351	218,801

Total liabilities and shareholders’ equity	€1,303,475	€1,302,594

The accompanying notes are an integral part of these interim financial statements.
FORM 10-Q
QUARTERLY REPORT — PAGE 3

MERCER INTERNATIONAL INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
For Six Months Ended June 30, 2007 and 2006
(Unaudited)
(Euros in thousands, except for loss per share)

	2007	2006

Revenues	€346,134	€292,262

Costs and expenses
Operating costs	277,555	239,292
Operating depreciation and amortization	27,719	28,325

	40,860	24,645
General and administrative expenses	16,206	16,314
(Sale) purchase of emission allowances	(766)	(13,246)

Operating income from continuing operations	25,420	21,577

Other income (expense)
Interest expense	(37,709)	(45,728)
Investment income	3,195	3,003
Unrealized foreign exchange gain on debt	2,603	12,173
Realized gain (loss) on derivative instruments (Note 5)	6,820	(5,219)
Unrealized gain on derivative instruments (Note 5)	17,852	90,724

Total other (expense) income	(7,239)	54,953

Income before income taxes and minority interest from continuing operations	18,181	76,530
Income tax provision	(13,705)	(42,920)

Income before minority interest from continuing operations	4,476	33,610
Minority interest	(43)	898

Net income from continuing operations	4,433	34,508
Net (loss) income from discontinued operations	(188)	501

Net income	4,245	35,009

Retained earnings (deficit), beginning of period	15,240	(47,970)

Retained earnings (deficit), end of period	€19,485	€(12,961)

Net income per share from continuing operations (Note 3)
Basic	€0.12	€1.04

Diluted	€0.12	€0.85

Income per share
Basic	€0.12	€1.06

Diluted	€0.12	€0.86

The accompanying notes are an integral part of these interim financial statements.

FORM 10-Q
QUARTERLY REPORT — PAGE 4

MERCER INTERNATIONAL INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
For Three Months Ended June 30, 2007 and 2006
(Unaudited)
(Euros in thousands, except for loss per share)

	2007	2006

Revenues	€176,603	€150,594

Costs and expenses
Operating costs	142,808	124,385
Operating depreciation and amortization	13,990	14,637

	19,805	11,572
General and administrative expenses	8,901	8,597
(Sale) purchase of emission allowances	(39)	(7,608)

Operating income from continuing operations	10,943	10,583

Other income (expense)
Interest expense	(17,641)	(22,914)
Investment income	1,584	1,263
Unrealized foreign exchange gain on debt	1,349	6,060
Realized loss on derivative instruments (Note 5)	—	(1,657)
Unrealized gain on derivative instruments (Note 5)	18,100	46,347

Total other income	3,392	29,099

Income before income taxes and minority interest from continuing operations	14,335	39,682
Income tax provision	(9,904)	(21,807)

Income before minority interest from continuing operations	4,431	17,875
Minority interest	(1,091)	449

Net income from continuing operations	3,340	18,324
Net (loss) income from discontinued operations	(181)	97

Net income	3,159	18,421

Retained earnings (deficit), beginning of period	16,326	(31,382)

Retained earnings (deficit), end of period	€19,485	€(12,961)

Net income per share from continuing operations (Note 3)
Basic	€0.09	€0.55

Diluted	€0.09	€0.45

Income per share
Basic	€0.09	€0.56

Diluted	€0.09	€0.45

The accompanying notes are an integral part of these interim financial statements.

FORM 10-Q
QUARTERLY REPORT — PAGE 5

MERCER INTERNATIONAL INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
For Six Months Ended June 30, 2007 and 2006
(Unaudited)
(Euros in thousands)

	2007	2006

Net income	€4,245	€35,009

Other comprehensive income:
Foreign currency translation adjustment	18,254	5,360
Pension plan additional minimum liability	—	(17)
Unrealized gains on securities
Unrealized holding gains arising during the period	87	690

Other comprehensive income	18,341	6,033

Total comprehensive income	€22,586	€41,042

The accompanying notes are an integral part of these interim financial statements.

FORM 10-Q
QUARTERLY REPORT — PAGE 6

MERCER INTERNATIONAL INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
For Three Months Ended June 30, 2007 and 2006
(Unaudited)
(Euros in thousands)

	2007	2006

Net income	€3,159	€18,421

Other comprehensive income:
Foreign currency translation adjustment	16,350	8,345
Pension plan additional minimum liability	—	2
Unrealized gains on securities
Unrealized holding gains arising during the period	85	569

Other comprehensive income	16,435	8,916

Total comprehensive income	€19,594	€27,337

The accompanying notes are an integral part of these interim financial statements.

FORM 10-Q
QUARTERLY REPORT — PAGE 7

MERCER INTERNATIONAL INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
For Six Months Ended June 30, 2007 and 2006
(Unaudited)
(Euros in thousands)

	2007	2006
Cash Flows (used in) from Operating Activities:
Net income	€4,245	€35,009
Adjustments to reconcile net loss to cash flows from operating activities
Unrealized gains on derivatives	(17,852)	(85,505)
Unrealized foreign exchange gain on debt	(2,603)	(12,173)
Operating depreciation and amortization	27,719	28,944
Non-operating amortization	128	138
Minority interest	43	(898)
Deferred income taxes	12,972	42,567
Stock compensation expense	196	207
Pension and other post-retirement expense	955	871
Other	924	(979)
Changes in current assets and liabilities
Receivables	(26,721)	(13,486)
Inventories	(29,670)	10,670
Accounts payable and accrued expenses	15,129	(3,347)
Other	1,280	(252)

Net cash (used in) from operating activities	(13,255)	1,766

Cash Flows from (used in) Investing Activities:
Cash restricted	12,000	(40,817)
Purchase of property, plant and equipment	(10,537)	(15,439)
Proceeds on sale of property, plant and equipment	527	526
Notes receivable	4,731	—
Pension and other post-retirement benefit funding	(833)	(908)

Net cash from (used in) investing activities	5,888	(56,638)

Cash Flows (used in) from Financing Activities:
Decrease in construction costs payable	—	(212)
Proceeds from borrowings of notes payable and debt	—	48,634
Repayment of notes payable and debt	(13,453)	(375)
Repayment of capital lease obligations	(2,576)	(2,431)
Issuance of shares of common stock	305	69

Net cash (used in) from financing activities	(15,724)	45,685

Effect of exchange rate changes on cash and cash equivalents	2,171	(1,281)

Net decrease in cash and cash equivalents	(20,920)	(10,468)
Cash and cash equivalents, beginning of period(1)	69,804	83,547

Cash and cash equivalents, end of period(2)	€48,884	€73,079

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	€17,624	€42,309
Income taxes	615	1,128
Supplemental schedule of non-cash investing and financing activities:
Acquisition of production and other equipment under capital lease obligations	€2,215	€2,123
Common shares issued in satisfaction of floating rate note	6,728	—

(1)	Includes amounts related to discontinued operations of: 2007 — €437, 2006 — €722 (Note 10)

(2)	Includes amounts related to discontinued operations of: 2007 — €582, 2006 — €751 (Note 10)
The accompanying notes are an integral part of these interim financial statements.

FORM 10-Q
QUARTERLY REPORT — PAGE 8

MERCER INTERNATIONAL INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
FOR SIX MONTHS ENDED JUNE 30, 2007
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
The interim period consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). The year-end condensed balance sheet data was derived from audited financial statements, but certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such SEC rules and regulations. The interim period consolidated financial statements should be read together with the audited consolidated financial statements and accompanying notes included in the Company’s latest annual report on Form 10-K for the fiscal year ended December 31, 2006. In the opinion of the Company, the unaudited consolidated financial statements contained herein contain all adjustments necessary to present a fair statement of the results of the interim periods presented. The results for the periods presented herein may not be indicative of the results for the entire year.
New Accounting Standards
In February 2007, the FASB issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS 159”). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value, with the objective of improving financial reporting by mitigating volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The provisions of FAS 159 are effective for the Company’s year ending December 31, 2008. The Company is currently evaluating the impact that the adoption of this statement will have on the Company’s consolidated financial position, results of operations and disclosures.

FORM 10-Q
QUARTERLY REPORT — PAGE 9

MERCER INTERNATIONAL INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
FOR SIX MONTHS ENDED JUNE 30, 2007
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
Following is a summary of the status of options outstanding at June 30, 2007:

Outstanding Options				Exercisable Options
		Weighted Average
Exercise		Remaining	Weighted Average		Weighted Average
Price Range	Number	Contractual Life	Exercise price	Number	Exercise Price
(In U.S. Dollars)		(Years)	(In U.S. Dollars)		(In U.S. Dollars)

$5.65 — 6.375	830,000	3.00	$6.29	830,000	$6.29
8.50	135,000	—	8.50	135,000	8.50
7.30	30,000	8.00	7.30	20,000	7.30
7.92	68,334	8.25	7.92	40,000	7.92
During the six-month period ended June 30, 2007, 30,000 options were exercised at an exercise price of $6.375 and 26,666 options were exercised at an exercise price of $7.92 for cash proceeds of $402,435. 5,000 options were cancelled during the period. The average intrinsic value of the options exercised was $4.58 per option. During the six-month period ended June 30, 2006, no options were exercised or cancelled.

FORM 10-Q
QUARTERLY REPORT — PAGE 10

MERCER INTERNATIONAL INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
FOR SIX MONTHS ENDED JUNE 30, 2007
(Unaudited)
(Euros in thousands, except for shares and per share data)
Note 2. Stock-Based Compensation (cont’d)
Restricted Stock
The fair value of restricted stock is determined based upon the number of shares granted and the quoted price of the Company’s stock on the date of grant. Restricted stock generally vests over two years. Expense is recognized on a straight-line basis over the vesting period. Expense recognized for the six months ended June 30, 2007 and 2006 was €143 and €207, respectively.
As at June 30, 2007, the total remaining unrecognized compensation cost related to restricted stock amounted to €100, which will be amortized over their remaining vesting period.
During the six month period ended June 30, 2007, there were restricted stock awards granted of an aggregate of Nil (2006 — 10,000) of our common shares to independent directors and officers of the Company and Nil (2006 — Nil) restricted stock awards were cancelled.
As at June 30, 2007, the total number of restricted stock awards outstanding was 190,686.

FORM 10-Q
QUARTERLY REPORT — PAGE 11

MERCER INTERNATIONAL INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
FOR SIX MONTHS ENDED JUNE 30, 2007
(Unaudited)
(Euros in thousands, except for shares and per share data)
Note 3. Income Per Share

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Net income from continuing operations — basic	€4,433	€34,508	€3,341	€18,324
Interest on convertible notes, net of tax	—	2,767	—	1,441

Net income from continuing operations — diluted	€4,433	€37,275	€3,341	€19,765

Net income from continuing operations per share:
Basic	€0.12	€1.04	€0.09	€0.55

Diluted	€0.12	€0.85	€0.09	€0.45

Net income from continuing operations	€4,433	€34,508	€3,341	€18,324
Net (loss) income from discontinued operations	(188)	501	(181)	97

Net income — Basic	4,245	35,009	3,160	18,421
Interest on convertible notes, net of tax	—	2,767	—	1,441

Net income — Diluted	€4,245	€37,776	€3,160	€19,862

Net income per share:
Basic	€0.12	€1.06	€0.09	€0.56

Diluted	€0.12	€0.86	€0.09	€0.45

Weighted average number of common shares outstanding:
Basic	35,873,800	33,169,637	36,256,472	33,170,129
Effect of dilutive shares:
Stock options and awards	465,146	274,686	437,715	292,002
Convertible notes	9,428,022	10,645,161	9,428,022	10,645,161

Diluted	45,766,968	44,089,484	46,122,209	44,107,292

The calculation of diluted income per share does not assume the exercise of stock options and awards or the conversion of convertible notes when their effect would be anti-dilutive on earnings per share. Convertible notes excluded from the calculation of diluted income per share because they are anti-dilutive represented 9,428,022 and Nil for the six months ended June 30, 2007 and 2006, respectively.

FORM 10-Q
QUARTERLY REPORT — PAGE 12

MERCER INTERNATIONAL INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
FOR SIX MONTHS ENDED JUNE 30, 2007
(Unaudited)
(Euros in thousands, except for shares and per share data)
Note 4. Inventories

	June 30, 2007	December 31, 2006

Raw materials	€66,886	€38,905
Work in process and finished goods	28,005	23,952

	€94,891	€62,857

Note 5 . Derivatives Transactions

	Six Months Ended June 30,
	2007	2006

Realized net gain (loss) on derivative financial instruments	€6,820	€(5,219)

Unrealized net gain on interest rate derivatives	€23,786	€36,326
Unrealized net (loss) gain on foreign exchange derivatives	(5,934)	54,398

Unrealized net gain on derivative financial instruments	€17,852	€90,724

	Three Months Ended June 30,
	2007	2006
Realized net loss on derivative financial instruments	€—	€(1,657)

Unrealized net gain on interest rate derivatives	€18,100	€12,820
Unrealized net gain on foreign exchange derivatives	—	33,527

Unrealized net gain on derivative financial instruments	€18,100	€46,347

FORM 10-Q
QUARTERLY REPORT — PAGE 13

MERCER INTERNATIONAL INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
FOR SIX MONTHS ENDED JUNE 30, 2007
(Unaudited)
(Euros in thousands, except for shares and per share data)
Note 6. Pension and Other Post-Retirement Benefit Obligations
Included in pension and other post-retirement benefit obligations are amounts related to the Company’s Celgar and German pulp mills.
The largest component of this obligation is with respect to the Celgar mill which maintains defined benefit pension plans and post-retirement benefits plans for certain employees. Pension benefits are based on employees’ earnings and years of service. The pension plans are funded by contributions from the Company based on actuarial estimates and statutory requirements. Pension contributions for the six month periods ended June 30, 2007 and June 30, 2006 totaled €833 and €908, respectively.

	Six Months Ended June 30,
	2007		2006
	Pension	Post-Retirement	Pension	Post-Retirement
	Benefits	Benefits	Benefits	Benefits

Service cost	€410	€230	€448	€227
Interest cost	666	362	706	382
Expected return on plan assets	(815)	—	(786)	—
Recognized net loss	—	31	—	50

Net periodic benefit cost	€261	€623	€368	€659

	Three Months Ended June 30,
	2007		2006
	Pension	Post-Retirement	Pension	Post-Retirement
	Benefits	Benefits	Benefits	Benefits

Service cost	€209	€117	€222	€112
Interest cost	339	184	350	190
Expected return on plan assets	(415)	—	(389)	—
Recognized net loss	—	16	—	25

Net periodic benefit cost	€133	€317	€183	€327

The Company anticipates that it will make contributions to the pension plan of approximately €1,418 in 2007.

FORM 10-Q
QUARTERLY REPORT — PAGE 14

MERCER INTERNATIONAL INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
FOR SIX MONTHS ENDED JUNE 30, 2007
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
The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized no adjustment in the liability for unrecognized tax benefits.
As at the adoption date of January 1, 2007, the Company had approximately €18.6 million of total gross unrecognized tax benefits, substantially all of which would affect our effective tax rate if recognized.
The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. During the year ended December 31, 2006, the Company recognized approximately €Nil in penalties and interest. The Company had €Nil for the payment of interest and penalties accrued at December 31, 2006. Upon adoption of FIN 48 on January 1, 2007, the Company had no change in its accrual for interest and penalties from €Nil.
The Company and/or one or more of its subsidiaries file income tax returns in the United States, Germany and Canada. The Company is generally not subject to U.S., German or Canadian income tax examinations for tax years before 2003, 2001 and 2004, respectively.
Note 8. Common Shares
At June 30, 2007, the Company had outstanding 36,256,472 common shares with a par value of $1.00 per share (June 30, 2006 — 33,170,129 shares).
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
FOR SIX MONTHS ENDED JUNE 30, 2007
(Unaudited)
(Euros in thousands, except for shares and per share data)
Note 9. Restricted Group Supplemental Disclosure
The terms of the indenture governing our 9.25% senior unsecured notes requires that we provide the results of operations and financial condition of Mercer International Inc. and our restricted subsidiaries under the indenture, collectively referred to as the “Restricted Group”. As at and during the six months ended June 30, 2007 and 2006, the Restricted Group was comprised of Mercer International Inc., certain holding subsidiaries and our Rosenthal and Celgar mills. The Restricted Group excludes the Stendal mill and up to December 31, 2006 the discontinued paper operations.
Combined Condensed Balance Sheet

	June 30, 2007
	Restricted	Unrestricted		Consolidated
	Group	Subsidiary	Eliminations	Group
ASSETS
Current assets
Cash and cash equivalents	€40,027	€8,275	€—	€48,302
Receivables	50,159	54,335	—	104,494
Note receivable, current portion	617	5,217	—	5,834
Inventories	57,306	37,585	—	94,891
Prepaid expenses and other	2,445	3,017	—	5,462
Current assets from discontinued operations	1,104	—	—	1,104

Total current assets	151,658	108,429	—	260,087
Cash restricted	—	45,000	—	45,000
Property, plant and equipment	397,577	571,253	—	968,830
Other	6,382	—	—	6,382
Deferred income tax	11,715	6,955	—	18,670
Due from unrestricted group	56,540	—	(56,540)	—
Note receivable, less current portion	4,506	—	—	4,506

Total assets	€628,378	€731,637	€(56,540)	€1,303,475

LIABILITIES
Current
Accounts payable and accrued expenses	€52,366	€48,604	€—	€100,970
Debt, current portion	—	33,364	—	33,364
Current liabilities from discontinued operations	651	—	—	651

Total current liabilities	53,017	81,968	—	134,985
Debt, less current portion	291,556	557,434	—	848,990
Due to restricted group	—	56,540	(56,540)	—
Unrealized derivative loss	—	17,570	—	17,570
Capital leases	4,520	1,937	—	6,457
Deferred income tax	4,125	20,440	—	24,565
Other long-term liabilities	22,544	13	—	22,557

Total liabilities	375,762	735,902	(56,540)	1,055,124
SHAREHOLDERS’ EQUITY
Total shareholders’ equity (deficit)	252,616	(4,265)	—	248,351

Total liabilities and shareholders’ equity	€628,378	€731,637	€(56,540)	€1,303,475

FORM 10-Q
QUARTERLY REPORT — PAGE 16

MERCER INTERNATIONAL INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
FOR SIX MONTHS ENDED JUNE 30, 2007
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
FOR SIX MONTHS ENDED JUNE 30, 2007
(Unaudited)
(Euros in thousands, except for shares and per share data)
Note 9. Restricted Group Supplemental Disclosure (cont’d)
Combined Condensed Statement of Operations

	Six Months Ended June 30, 2007
	Restricted	Unrestricted		Consolidated
	Group	Subsidiary	Eliminations	Group
Revenues	€204,240	€141,894	€—	€346,134

Operating costs	161,829	115,726	—	277,555
Operating depreciation and amortization	13,661	14,058	—	27,719
General and administrative expenses	10,623	5,583	—	16,206
(Sale) purchase of emission allowances	(268)	(498)	—	(766)

	185,845	134,869	—	320,714

Operating income from continuing operations	18,395	7,025	—	25,420

Other income (expense)
Interest expense	(14,418)	(25,132)	1,841	(37,709)
Investment income	2,440	2,596	(1,841)	3,195
Unrealized foreign exchange gain on debt	2,263	340	—	2,603
Derivative financial instruments, net	—	24,672	—	24,672

Total other (expense) income	(9,715)	2,476	—	(7,239)

Income before income taxes and minority interest from continuing operations	8,680	9,501	—	18,181
Income tax provision	(4,150)	(9,555)	—	(13,705)

Income (loss) before minority interest from continuing operations	4,530	(54)	—	4,476
Minority interest	—	(43)	—	(43)

Net income (loss) from continuing operations	4,530	(97)	—	4,433
Net loss from discontinued operations	(188)	—	—	(188)

Net income (loss)	€4,342	€(97)	€—	€4,245

	Six Months Ended June 30, 2006
	Restricted	Unrestricted		Consolidated
	Group	Subsidiaries	Eliminations	Group
Revenues	€169,752	€122,510	€—	€292,262

Operating costs	148,388	90,904	—	239,292
Operating depreciation and amortization	14,197	14,128	—	28,325
General and administrative expenses	10,375	5,939	—	16,314
(Sale) purchase of emission allowances	(3,651)	(9,595)	—	(13,246)

	169,309	101,376	—	270,685

Operating income from continuing operations	443	21,134	—	21,577

Other income (expense)
Interest expense	(16,442)	(31,046)	1,760	(45,728)
Investment income	2,119	2,644	(1,760)	3,003
Unrealized foreign exchange gain on debt	12,173	—	—	12,173
Derivative financial instruments, net	—	85,505	—	85,505

Total other income (expense)	(2,150)	57,103	—	54,953

Income (loss) before income taxes and minority interest from continuing operations	(1,707)	78,237	—	76,530
Income tax provision	(6,905)	(36,015)	—	(42,920)

Income (loss) before minority interest from continuing operations	(8,612)	42,222	—	33,610
Minority interest	—	898	—	898

Net income (loss) from continuing operations	(8,612)	43,120	—	34,508
Net income from discontinued operations	—	501	—	501

Net income (loss)	€(8,612)	€43,621	€—	€35,009

FORM 10-Q
QUARTERLY REPORT — PAGE 18

MERCER INTERNATIONAL INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
FOR SIX MONTHS ENDED JUNE 30, 2007
(Unaudited)
(Euros in thousands, except for shares and per share data)
Note 9. Restricted Group Supplemental Disclosure (cont’d)
Combined Condensed Statement of Operations

	Three Months Ended June 30, 2007
	Restricted	Unrestricted		Consolidated
	Group	Subsidiary	Eliminations	Group
Revenues	€104,307	€72,296	€—	€176,603

Operating costs	85,271	57,537	—	142,808
Operating depreciation and amortization	6,975	7,015	—	13,990
General and administrative expenses	6,264	2,637	—	8,901
(Sale) purchase of emission allowances	(4)	(35)	—	(39)

	98,506	67,154	—	165,660

Operating income from continuing operations	5,801	5,142	—	10,943

Other income (expense)
Interest expense	(6,961)	(11,606)	926	(17,641)
Investment income	1,136	1,374	(926)	1,584
Unrealized foreign exchange gain on debt	1,009	340	—	1,349
Derivative financial instruments, net	—	18,100	—	18,100

Total other income (expense)	(4,816)	8,208	—	3,392

Income before income taxes and minority interest from continuing operations	985	13,350	—	14,335
Income tax provision	(1,612)	(8,292)	—	(9,904)

Income (loss) before minority interest from continuing operations	(627)	5,058	—	4,431
Minority interest	—	(1,091)	—	(1,091)

Net income (loss) from continuing operations	(627)	3,967	—	3,340
Net loss from discontinued operations	(181)	—	—	(181)

Net income (loss)	€(808)	€3,967	€—	€3,159

	Three Months Ended June 30, 2006
	Restricted	Unrestricted		Consolidated
	Group	Subsidiaries	Eliminations	Group
Revenues	€88,741	€61,853	€—	€150,594

Operating costs	79,249	45,136	—	124,385
Operating depreciation and amortization	7,568	7,069	—	14,637
General and administrative expenses	5,415	3,182	—	8,597
(Sale) purchase of emission allowances	(1,884)	(5,724)	—	(7,608)

	90,348	49,663	—	140,011

Operating income from continuing operations	(1,607)	12,190	—	10,583

Other income (expense)
Interest expense	(7,979)	(15,820)	885	(22,914)
Investment income (loss)	(142)	2,290	(885)	1,263
Unrealized foreign exchange gain on debt	6,060	—	—	6,060
Derivative financial instruments, net	79	44,611	—	44,690

Total other income (expense)	(1,982)	31,081	—	29,099

Income (loss) before income taxes and minority interest from continuing operations	(3,589)	43,271	—	39,682
Income tax provision	(3,872)	(17,935)	—	(21,807)

Income (loss) before minority interest from continuing operations	(7,461)	25,336	—	17,875
Minority interest	—	449	—	449

Net income (loss) from continuing operations	(7,461)	25,785	—	18,324
Net income from discontinued operations	—	97	—	97

Net income (loss)	€(7,461)	€25,882	€—	€18,421

FORM 10-Q
QUARTERLY REPORT — PAGE 19

MERCER INTERNATIONAL INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
FOR SIX MONTHS ENDED JUNE 30, 2007
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
Accordingly, the information related to the paper production assets is presented as discontinued operations in the Company’s consolidated condensed financial statements.
The carrying amounts of the major classes of related assets and liabilities were as follows:

	June 30, 2007	December 31, 2006
Assets
Cash and cash equivalents	€582	€437
Receivables	522	1,657

Liabilities
Accounts payable and accrued expenses	€651	€1,926
Condensed earnings from discontinued operations are as follows:

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenues	€110	€33,507	€35	€16,111

Operating (loss) income from discontinued operations	(136)	802	(155)	291
Total other expenses	52	301	26	194

Net (loss) income from discontinued operations	€(188)	€501	€(181)	€97

Earnings (loss) per common share from discontinued operations
— basic	€—	€0.02	€—	€0.01
Earnings (loss) per common share from discontinued operations
— diluted	€—	€0.01	€—	€—

FORM 10-Q
QUARTERLY REPORT — PAGE 20

MERCER INTERNATIONAL INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
FOR SIX MONTHS ENDED JUNE 30, 2007
(Unaudited)
(Euros in thousands, except for shares and per share data)
Note 10. Discontinued Operations (cont’d)
Condensed cash flows from discontinued operations are as follows:

	Six Months Ended
	June 30,
	2007	2006

Cash flows from (used in) operating activities	€145	€(279)
Cash flows used in investing activities	—	(567)
Cash flows from financing activities	—	825

Cash flows from (used in) discontinued operations	€145	€(21)

FORM 10-Q
QUARTERLY REPORT — PAGE 21

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
In this document: (i) unless the context otherwise requires, references to “we”, “our”, “us”, the “Company” or “Mercer” mean Mercer International Inc. and its subsidiaries; (ii) references to “Mercer Inc.” mean the Company excluding its subsidiaries; (iii) information is provided as of June 30, 2007, unless otherwise stated; (iv) all references to monetary amounts are to “Euros”, the lawful currency adopted by most members of the European Union, unless otherwise stated; (v) “€” refers to Euros, “$” refers to U.S. dollars and C$ refers to Canadian dollars; and (vi) “ADMTs” refers to air-dried metric tonnes.
We operate three NBSK pulp mills through our wholly owned subsidiaries, Rosenthal and Celgar, and our 70.6% owned subsidiary, Stendal, which have a consolidated annual production capacity of approximately 1.4 million ADMTs.
The following discussion and analysis of our results of operations and financial condition for the six and three months ended June 30, 2007 should be read in conjunction with our consolidated condensed financial statements and related notes included in this quarterly report, as well as our most recent annual report on Form 10-K for the fiscal year ended December 31, 2006 filed with the Securities and Exchange Commission (the “SEC”). The following Management’s Discussion and Analysis of Financial Condition and Results of Operations reflects:
•	the disposition of our paper operations in 2006. In accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, the results of this business have been classified as discontinued operations; and

•	only our continuing operations except as otherwise expressly noted.
Results of Operations
Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006
Selected production, sales and exchange rate data for the six months ended June 30, 2007 and 2006 is as follows:

	Six Months Ended June 30,
	2007	2006
Pulp production (ADMTs)	673,606	626,210

Pulp sales (ADMTs)	666,151	666,223

Revenues (in millions)	€346.1	€292.3

NBSK list prices in Europe ($/ADMT)	$770	$642
Average pulp price realizations (€/ADMT)	€515	€440
Average Currency Exchange Rates
€ / $(1)	0.7522	0.8131
C$ / $(1)	1.1349	1.1385
C$ / €(2)	1.5082	1.3995

(1)	Average Federal Reserve Bank of New York noon spot rate over the reporting period.

(2)	Average Bank of Canada noon spot rate over the reporting period.

FORM 10-Q
QUARTERLY REPORT — PAGE 22

Revenues for the six months ended June 30, 2007 increased by approximately 18% to €346.1 million from €292.3 million in the comparative period of 2006, primarily due to higher pulp prices, partially offset by a weakening of the U.S. dollar versus the Euro. Pulp sales volume was relatively unchanged at 666,151 ADMTs in the first half of 2007 compared to 666,223 ADMTs in the comparative period of 2006.
List prices for NBSK pulp in Europe were approximately €570 ($770) per ADMT in the first half of 2007 and approximately €522 ($642) per ADMT in the first half of 2006.
Average pulp sales realizations increased to €515 per ADMT in the first half of 2007 from €440 per ADMT in the first half of 2006. Higher pulp prices were partially offset by foreign exchange changes in the period. The U.S. dollar was 8% weaker compared to the Euro from the comparative period of 2006.
Cost of sales and general, administrative and other expenses in the first half of 2007 increased to €320.7 million from €270.7 million in the comparative period of 2006, primarily as a result of increased fiber costs.
During the current period, we took an aggregate of 24 days scheduled maintenance and strategic capital downtime at our pulp mills, including 12 days at our Stendal mill and 12 days at our Celgar mill. During the scheduled downtime at Celgar, we implemented the final phase of our Blue Goose strategic capital project consisting of the dryer capacity expansion. These changes have begun to show improvements in production capacity and operational efficiencies. During the comparative period of 2006, our pulp mills took approximately 42 days maintenance and strategic capital expenditure downtime. In the third quarter of 2007, we have scheduled 9 days of downtime at our Rosenthal mill for maintenance.
Fiber costs increased by approximately 46% in the first half of 2007 versus the same period of 2006. In Germany, this resulted from lower availability because of low harvesting levels in 2006 and increased demand for wood residuals from renewable energy suppliers. Fiber costs at our Celgar mill increased primarily because of a weakening U.S. lumber market that has caused a sharp reduction in sawmill residual production. The fiber availability in Europe has begun to increase as a result of the approximately 60 million cubic meters of wind-felled timber caused by storms in January, particularly in the south of Germany near our Rosenthal mill. This, coupled with the recent strength of the European lumber market, has started to provide some price relief late in the second quarter and we expect further downward pressure on fiber prices for deliveries throughout the balance of the year.
As a result of continued weak markets and prices for the sale of emission allowances, our contribution to income from the such sale of emission allowances in the first half of 2007 was €0.8 million, compared to €13.2 million in the comparative period of 2006.
Operating depreciation and amortization in the first half of 2007 decreased marginally to €27.7 million from €28.3 million in the comparative period of 2006.
For the first half of 2007, operating income increased by approximately 18% to €25.4 million from €21.6 million in the first half of 2006, primarily due to higher pulp prices.

FORM 10-Q
QUARTERLY REPORT — PAGE 23

Interest expense in the first half of 2007 decreased to €37.7 million from €45.7 million in the year ago period, primarily due to a lower level of borrowing from the Stendal facility and the settlement of the cross currency swaps in the first quarter of 2007.
Stendal entered into certain foreign currency derivatives to swap a portion of its long-term bank indebtedness from Euros to U.S. dollars in 2005 and certain currency forwards. In addition, Stendal previously entered into interest rate swaps to fix the interest rate on its outstanding bank indebtedness. Due to the weakening of the U.S. dollar versus the Euro and an increase in long-term interest rates, we recorded a gain of €24.7 million before minority interests on our outstanding derivatives at the end of the first half of 2007, including a realized gain of €6.8 million on the settlement of our currency swaps. In the comparative period of 2006, we recorded a net gain of €85.5 million on our derivatives which included a loss of €5.2 million from the settlement of currency forwards.
In the first half of 2007, minority interest, representing the minority shareholder’s proportionate interest in the Stendal mill’s losses for the period, was negligible, compared to €0.9 million in the first half of 2006.
We reported net income from continuing operations for the first half of 2007 of €4.4 million, or €0.12 per basic and diluted share, which included an aggregate net gain of €27.3 million on our outstanding derivatives and an unrealized foreign exchange gain on our long-term debt. In the first half of 2006, we reported net income from continuing operations of €34.5 million, or €1.04 per basic and €0.85 per diluted share, which reflected a net unrealized gain of €97.7 million on our outstanding derivatives and an unrealized non-cash foreign exchange gain on our long-term debt.
We generated “Operating EBITDA” of €53.3 million and €49.9 million in the six months ended June 30, 2007 and 2006, respectively. Operating EBITDA is defined as operating income from continuing operations plus depreciation and amortization and non-recurring capital asset impairment charges.
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
Operating EBITDA does not reflect the impact of a number of items that affect our net income, including financing costs and the effect of derivative instruments. Operating EBITDA is not a measure of financial performance under GAAP, and should not be considered as an alternative to net income or income from operations as a measure of performance, nor as an alternative to net cash from operating activities as a measure of liquidity.
Operating EBITDA has significant limitations as an analytical tool, and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are that Operating EBITDA does not reflect: (i) our cash expenditures, or future requirements, for capital expenditures or contractual commitments; (ii) changes in, or cash

FORM 10-Q
QUARTERLY REPORT — PAGE 24

requirements for, working capital needs; (iii) the significant interest expense, or the cash requirements necessary to service interest or principal payments, on our outstanding debt; (iv) minority interests on our Stendal NBSK pulp mill operations; (v) the impact of realized or marked to market changes in our derivative positions, which can be substantial; and (vi) the impact of impairment charges against our investments or assets. Because of these limitations, Operating EBITDA should only be considered as a supplemental performance measure and should not be considered as a measure of liquidity or cash available to us to invest in the growth of our business. See the Statement of Cash Flows set out in our consolidated condensed financial statements included herein. Because all companies do not calculate Operating EBITDA in the same manner, Operating EBITDA as calculated by us may differ from Operating EBITDA or EBITDA as calculated by other companies. We compensate for these limitations by using Operating EBITDA as a supplemental measure of our performance and relying primarily on our GAAP financial statements.
The following table provides a reconciliation of net income from continuing operations to operating income from continuing operations and Operating EBITDA for the periods indicated:

	Six Months Ended
	June 30,
	2007	2006
	(in thousands)

Net income from continuing operations	€4,433	€34,508
Minority interest	43	(898)
Income taxes	13,705	42,920
Interest expense	37,709	45,728
Investment income	(3,195)	(3,003)
Unrealized foreign exchange gain on debt	(24,672)	(12,173)
Derivative financial instruments, net gain	(2,603)	(85,505)

Operating income from continuing operations	25,420	21,577
Add: Depreciation and amortization	27,847	28,325

Operating EBITDA	€53,267	€49,902

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006
Selected production, sales and exchange rate data for the three months ended June 30, 2007 and 2006 is as follows:

	Three Months Ended June 30,
	2007	2006
Pulp production (ADMTs)	326,350	307,742

Pulp sales (ADMTs)	337,016	334,136

Revenues (in millions)	€176.6	€150.6

NBSK list prices in Europe ($/ADMT)	$783	$665
Average pulp price realizations (€/ADMT)	€518	€453
Average Currency Exchange Rates
€ / $(1)	0.7416	0.7957
C$ / $(1)	1.0981	1.1224
C$ / €(2)	1.4810	1.4104

(1)	Average Federal Reserve Bank of New York noon spot rate over the reporting period.

(2)	Average Bank of Canada noon spot rate over the reporting period.
Revenues for the three months ended June 30, 2007 increased by approximately 17% to €176.6 million from €150.6 million in the comparative quarter of 2006, primarily due to stronger pulp prices and higher sales volumes. A 7% weaker U.S. dollar versus the Euro eroded these gains

FORM 10-Q
QUARTERLY REPORT — PAGE 25

significantly. Pulp sales volume increased to 337,016 ADMTs in the second quarter of 2007 from 334,136 ADMTs in the comparative quarter of 2006.
List prices for NBSK pulp in Europe were approximately €579 ($783) per ADMT in the second quarter of 2007, approximately €578 ($757) per ADMT in the first quarter of 2007 and approximately €529 ($665) in the second quarter of 2006.
Average pulp sales realizations increased to €518 per ADMT in the second quarter of 2007 from €453 per ADMT in the second quarter of 2006, primarily as a result of higher pulp prices, partially offset by the weaker U.S. dollar.
Cost of sales and general, administrative and other expenses in the second quarter of 2007 increased to €165.7 million from €140.0 million in the comparative quarter of 2006, primarily as a result of increased fiber costs.
During the current quarter, we took an aggregate of 24 days scheduled downtime at our Stendal and Celgar mills. During the downtime at our Celgar mill, we implemented the final phase of our strategic capital expenditure program. During the comparative quarter of 2006, our pulp mills took approximately 30 days maintenance and strategic capital expenditure downtime.
During the second quarter, Rosenthal concluded a new labor contract with the union which represents the majority of its employees. The agreement contains provisions that lengthen the work week to standard industry practice and provides for a 3% wage increase over the next eighteen months. The new labor contract is set to expire at the end of 2008.
Fiber costs increased by approximately 39% in the second quarter of 2007 versus the same quarter of 2006. In Germany, this resulted from lower availability because of low harvesting levels in 2006 and increased demand for wood residuals from renewable energy suppliers. Fiber costs at our Celgar mill increased primarily because of a weakening U.S. lumber market that has caused a sharp reduction in sawmill residual production. The fiber availability in Europe has begun to increase as a result of the approximately 60 million cubic meters of wind-felled timber caused by storms in January, particularly in the south of Germany near our Rosenthal mill. This, coupled with the recent strength of the European lumber market, has started to provide some price relief late in the quarter and we expect further downward pressure on fiber prices for deliveries throughout the balance of the year.
As a result of continued weak markets and prices for the sale of emission allowances, our contribution to income from the sale of such emission allowances in the second quarter of 2007 was €nil compared to €7.6 million in the comparative period of 2006.
Operating depreciation and amortization decreased moderately to €14.0 million from €14.6 million in the comparative quarter of 2006.
For the second quarter of 2007, operating income increased by approximately 3% to €10.9 million from €10.6 million in the second quarter of 2006. The increase was primarily due to higher pulp prices.
Interest expense in the second quarter of 2007 decreased to €17.6 million from €22.9 million in the year ago period, primarily due to a lower level of borrowing from the Stendal facility and the settlement of the cross currency swaps in the first quarter of 2007.

FORM 10-Q
QUARTERLY REPORT — PAGE 26

Stendal entered into certain foreign currency derivatives to swap a portion of its long-term bank indebtedness from Euros to U.S. dollars in 2005 and certain currency forwards. In addition, Stendal previously entered into interest rate swaps to fix the interest rate on its outstanding bank indebtedness. Due to an increase in long-term interest rates, we recorded a non-cash gain of €18.1 million before minority interests on our outstanding interest rate derivatives during the second quarter of 2007. In the comparative quarter of 2006, we recorded a net gain of €44.7 million on our then outstanding currency and interest rate derivatives which included a loss of €1.7 million from the settlement of currency forwards.
In the second quarter of 2007, minority interest, representing the minority shareholder’s proportionate interest in the Stendal mill’s income for the period, was €1.1 million, compared to its €0.4 million share of losses in the second quarter of 2006.
We reported net income from continuing operations for the second quarter of 2007 of €3.3 million, or €0.09 per basic and diluted share, which included an aggregate net gain of €19.4 million on our outstanding derivatives and an unrealized foreign exchange gain on our long-term debt. In the second quarter of 2006, we reported net income from continuing operations of €18.3 million, or €0.55 per basic and €0.45 per diluted share, which reflected a net gain of €50.8 million on our outstanding derivatives and an unrealized non-cash foreign exchange gain on our long-term debt.
We generated “Operating EBITDA” of €25.0 million and €25.2 million in the three months ended June 30, 2007 and 2006, respectively. Operating EBITDA has significant limitations as an analytical tool and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP. See the discussion of our results for the first half of 2007 for additional information relating to Operating EBITDA.
The following table provides a reconciliation of net income from continuing operations to operating income from continuing operations and Operating EBITDA for the periods indicated:

	Three Months Ended
	June 30,
	2007	2006
	(in thousands)
Net income from continuing operations	€3,340	€18,324
Minority interest	1,091	(449)
Income taxes	9,904	21,807
Interest expense	17,641	22,914
Investment income	(1,584)	(1,263)
Unrealized foreign exchange gain on debt	(1,349)	(6,060)
Derivative financial instruments, net gain	(18,100)	(44,690)

Operating income from continuing operations	10,943	10,583
Add: Depreciation and amortization	14,055	14,637

Operating EBITDA	€24,998	€25,220

FORM 10-Q
QUARTERLY REPORT — PAGE 27

Liquidity and Capital Resources
The following table is a summary of selected financial information for the periods indicated:

	As at	As at
	June 30,	December 31,
	2007	2006
	(in thousands)
	(unaudited)
Financial Position
Cash and cash equivalents	€48,302	€69,367
Working capital(1)	124,649	101,630
Property, plant and equipment	968,830	972,143
Total assets(1)	1,302,371	1,300,500
Long-term liabilities	920,139	963,791
Shareholders’ equity	248,351	218,801

(1)	Excluding assets and liabilities of discontinued operations.
As at June 30, 2007, we had not drawn any amount under the €40.0 million Rosenthal revolving term credit facility and had drawn down approximately €12.5 million of the C$40 million Celgar revolving credit facility.
We expect to meet our interest and debt service expenses and the working and maintenance capital requirements for our operations from cash flow from operations, cash on hand and the two revolving working capital facilities for the Rosenthal and Celgar mills.
We currently expect to meet the capital requirements for the Stendal mill, including working capital, interest and principal service expenses through cash on hand, cash flow from operations and the Stendal Loan Facility. Pursuant to such facility, Stendal established a restricted cash debt service reserve account, the target balance of which is the scheduled interest and principal payments for the ensuing year. Under such facility, Stendal is currently restricted from making certain payments, including paying dividends to us and its other minority shareholder as it does not meet prescribed financial performance ratios and the debt service reserve account balance requirements.
Operating Activities
Operating activities in the first half of 2007 used cash of €13.3 million, compared to providing cash of €1.8 million in the comparative period of 2006. An increase in receivables due primarily to higher sales used cash of €26.7 million in the first half of 2007, compared to an increase in receivables using cash of €13.5 million in the comparative period of 2006. An increase in inventories used cash of €29.7 million in the first half of 2007, most of which was due to a build up of fiber supply at our three mills. In 2006, a decrease in inventories provided cash of €10.7 million in the first half of 2006. An increase in accounts payable and accrued expenses provided cash of €15.1 million in the first half of 2007, compared to using cash of €3.3 million in the comparative period of 2006.
Working capital is subject to cyclical operating needs, the timing of collections and receivables and government grants and the payment of payables and expenses.

FORM 10-Q
QUARTERLY REPORT — PAGE 28

Investing Activities
Investing activities in the six months ended June 30, 2007 provided cash of €5.9 million, primarily due to a drawdown of funds in our debt service reserve account under the Stendal facility. The repayment of notes receivable provided cash of €4.7 million, including €3.9 million from a receivable from our discontinued operations. In the six months ended June 30, 2006 investing activities used cash of €56.6 million primarily due to a drawdown under a tranche of the Stendal Loan Facility to increase the restricted cash in Stendal’s debt service reserve account of €40.8 million.
Capital expenditures used cash of €10.5 million in the first half of 2007 compared to using cash of €15.4 million in the comparative period of 2006.
Financing Activities
Financing activities used cash of €15.7 million in the six months ended June 30, 2007 primarily due to scheduled principal repayments of the Stendal facility in the first half of 2007. In the comparative period in 2006, financing activities provided cash of €45.7 million primarily due to a draw down of €42.0 million pursuant to the Stendal facility.
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
Contractual Obligations and Commitments
There were no material changes outside the ordinary course to any of our contractual obligations during the first half of 2007.
Capital Resources
In addition to our current credit facilities, we may seek to raise future funding in the debt markets if our indenture relating to our 9.25% senior notes permits, subject to compliance with the indenture. The indenture governing the senior notes provides that, in order for Mercer Inc. and its restricted subsidiaries (as defined in the indenture and which excludes the Stendal mill and, up to December 31, 2006, our discontinued operations) to enter into certain types of transactions, including the incurrence of additional indebtedness, the making of restricted payments and the completion of mergers and consolidations (other than, in each case, those specifically permitted by our senior note indenture), we must meet a minimum ratio of Indenture EBITDA to Fixed Charges as defined in the senior note indenture of 2.0 to 1.0 on a pro forma basis for the most recently ended four full fiscal quarters.

FORM 10-Q
QUARTERLY REPORT — PAGE 29

Convertible Notes
We currently have outstanding $67.3 million of subordinated convertible notes due October 2010, with interest payable semi-annually at 8.5%. The notes are convertible by the holder at any time into our common shares at $7.75 per share. We may redeem for cash all or a portion of the notes at any time on or after October 15, 2008 at 100% of the principal amount of the notes plus accrued and unpaid interest.
Foreign Currency
Our reporting currency is the Euro as the majority of our business transactions are denominated in Euros. However, we hold certain assets and liabilities in U.S. dollars, Canadian dollars and, to a minor extent, Swiss francs. Accordingly, our consolidated financial results are subject to foreign currency exchange rate fluctuations.
We translate foreign denominated assets and liabilities into Euros at the rate of exchange on the balance sheet date. Unrealized gains or losses from these translations are recorded in our consolidated statement of comprehensive income and impact on shareholders’ equity on the balance sheet but do not affect our net earnings.
In the six months ended June 30, 2007, we reported a net €18.3 million foreign exchange translation gain and, as a result, the cumulative foreign exchange translation gain reported within comprehensive income increased to €30.1 million at June 30, 2007 from €11.9 million at December 31, 2006.
Based upon the exchange rate at June 30, 2007, the U.S. dollar decreased by approximately 6% in value against the Euro since June 30, 2006. See “Quantitative and Qualitative Disclosures about Market Risk”.
Results of Operations of the Restricted Group Under Our Senior Note Indenture
The indenture governing our 9.25% senior notes requires that we also provide a discussion in annual and quarterly reports we file with the SEC under Management’s Discussion and Analysis of Financial Condition and Results of Operations of the results of operations and financial condition of Mercer Inc. and our restricted subsidiaries under the indenture, referred to as the “Restricted Group”. The Restricted Group is comprised of Mercer Inc., certain holding subsidiaries, Rosenthal and the Celgar mill. The Restricted Group excludes our Stendal mill and, up to December 31, 2006, our discontinued operations.
The following is a discussion of the results of operations and financial condition of the Restricted Group. For further information regarding the Restricted Group including, without limitation, a reconciliation to our consolidated results of operations, see Note 9 of our quarterly consolidated condensed financial statements included herein.
Restricted Group Results — Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006
Total revenues for the Restricted Group for the six months ended June 30, 2007 increased to €204.2 million from €169.8 million in the comparative period of 2006, primarily because of higher pulp sales from the Celgar mill and higher prices. Pulp sales realizations for the Restricted Group were €525 per ADMT on average in the six months ended June 30, 2007 and €444 per ADMT in the comparative period of 2006. The increase in NBSK pulp prices was partially offset by the strength of the Canadian dollar and Euro versus the U.S. dollar during the current period.
Costs of sales and general, administrative and other expenses for the Restricted Group in the six months ended June 30, 2007 increased to €185.8 million from €169.3 million in the comparative period of 2006, primarily as a result of increased fiber costs.

FORM 10-Q
QUARTERLY REPORT — PAGE 30

During the current period, we took an aggregate of 12 days scheduled downtime at our Celgar mill. During the comparative period of 2006, our Rosenthal and Celgar mills took approximately 33 days of maintenance and strategic capital expenditure downtime, during which Rosenthal completed the installation of a new brownstock washer. In the third quarter of 2007, we have scheduled 9 days of downtime at our Rosenthal mill for maintenance.
During the scheduled downtime at Celgar, we implemented the final phase of our Blue Goose capital project consisting of the dryer capacity expansion. These changes have begun to show improvements in production capacity and operational efficiencies.
As a result of continued weak markets and prices for the sale of emission allowances, our contribution to income from the sale of such emission allowances by our Rosenthal pulp mill in the first half of 2007 was €0.3 million, compared to €3.7 million in the comparative period of 2006.
Fiber costs of the Restricted Group increased by approximately 55% in the first six months of 2007 versus the same period of 2006. This resulted from lower availability because of low harvesting levels in 2006 and increased demand for wood residuals from renewable energy suppliers. Fiber costs at our Celgar mill increased primarily because of a weakening U.S. lumber market that has caused a sharp reduction in sawmill residual production. The fiber availability in Europe has begun to increase as a result of approximately 60 million cubic meters of wind-felled timber caused by storms in January. This, coupled with an improving European lumber market, has started to provide some price relief and we expect further downward pressure on fiber prices for deliveries throughout the balance of the year.
Operating depreciation and amortization for the Restricted Group increased marginally to €13.7 million in the current period from €14.2 million in the comparative period of 2006.
In the first half of 2007, the Restricted Group reported operating income from continuing operations of €18.4 million, compared to €0.4 million in the first half of 2006, primarily as a result of improving pulp markets. Interest expense for the Restricted Group in the six months ended June 30, 2007 decreased to €14.4 million from €16.4 million in the year ago period.
In the current period of 2007, the Restricted Group recorded a foreign exchange gain on debt of €2.3 million, compared to a gain of €12.2 million in the comparative period of 2006.
For the six months ended June 30, 2007, the Restricted Group reported net income from continuing operations of €4.5 million, compared to a loss of €8.6 million in the first six months of 2006, primarily as a result of higher pulp prices and improved results at our Celgar mill.
The Restricted Group generated “Operating EBITDA” of €32.1 million and €14.6 million in the six months ended June 30, 2007 and 2006, respectively. Operating EBITDA is defined as operating income (loss) from continuing operations plus depreciation and amortization and non-recurring capital asset impairment charges. Operating EBITDA for the Restricted Group is calculated by adding depreciation and amortization to the operating income from continuing operations of €18.4 million and €0.4 million for the six months ended June 30, 2007 and 2006, respectively.
Operating EBITDA has significant limitations as an analytical tool, and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. See the

FORM 10-Q
QUARTERLY REPORT — PAGE 31

discussion of Mercer’s results for the six months ended June 30, 2007 for additional information relating to such limitations and Operating EBITDA.
The following table provides a reconciliation of net income (loss) from continuing operations to operating income from continuing operations and Operating EBITDA for the Restricted Group for the periods indicated:

	Six Months Ended
	June 30,
	2007	2006
	(in thousands)
Restricted Group
Net income (loss) from continuing operations(1)	€4,530	€(8,612)
Income taxes	4,150	6,905
Interest expense	14,418	16,442
Investment and other income	(2,440)	(2,119)
Unrealized foreign exchange gain on debt	(2,263)	(12,173)

Operating income from continuing operations	18,395	443
Add: Depreciation and amortization	13,661	14,197

Operating EBITDA(1)	€32,056	€14,640

(1)	See Note 9 of the consolidated condensed financial statements included elsewhere herein for a reconciliation to our consolidated results.
Restricted Group Results — Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006
Total revenues for the Restricted Group for the three months ended June 30, 2007 increased to €104.3 million from €88.7 million in the comparative quarter of 2006, primarily because of higher pulp sales from the Celgar mill and higher prices. Pulp sales realizations for the Restricted Group were €528 per ADMT on average in the three months ended June 30, 2007 and €459 per ADMT in the comparative quarter of 2006. The increase in NBSK pulp prices was partially offset by the strength of the Canadian dollar and Euro versus the U.S. dollar during the current period.
Costs of sales and general, administrative and other expenses for the Restricted Group in the three months ended June 30, 2007 increased to €98.5 million from €90.3 million in the comparative quarter of 2006, primarily as a result of increased fiber costs.
During the current period, we took an aggregate of 12 days scheduled downtime at our Celgar mill. During the comparative period of 2006, our Rosenthal and Celgar mills took approximately 24 days of maintenance and strategic capital expenditure downtime, during which Rosenthal completed the installation of a new brownstock washer. In the third quarter of 2007, we have scheduled 9 days of downtime at our Rosenthal mill for maintenance.
During the scheduled downtime at Celgar, we implemented the final phase of our Blue Goose capital project consisting of the dryer capacity expansion. These changes have begun to show improvements in production capacity and operational efficiencies.
As a result of continued weak markets and prices for the sale of emission allowances, our contribution to income from the sale of such emission allowances by our Rosenthal pulp mill in the second quarter of 2007 was €nil, compared to €1.9 million in the comparative period of 2006.

FORM 10-Q
QUARTERLY REPORT — PAGE 32

Fiber costs of the Restricted Group increased by approximately 53% in the second quarter of 2007 versus the same period of 2006. This resulted from lower availability because of low harvesting levels in 2006 and increased demand for wood residuals from renewable energy suppliers. Fiber costs at our Celgar mill increased primarily because of a weakening U.S. lumber market that has caused a sharp reduction in sawmill residual production. The fiber availability in Europe has begun to increase as a result of approximately 60 million cubic meters of wind-felled timber caused by storms in January. This, coupled with an improving European lumber market, has started to provide some price relief and we expect further downward pressure on fiber prices for deliveries throughout the balance of the year.
Operating depreciation and amortization for the Restricted Group decreased marginally to €7.0 million in the current quarter from €7.6 million in the comparative quarter of 2006.
In the second quarter of 2007, the Restricted Group reported operating income from continuing operations of €5.8 million, compared to an operating loss from continuing operations of €1.6 million in the second quarter of 2006, primarily as a result of improving pulp markets and improved operating results at our Celgar mill. Interest expense for the Restricted Group in the three months ended June 30, 2007 decreased to €7.0 million from €8.0 million in the year ago period.
In the current quarter of 2007, the Restricted Group recorded a foreign exchange gain on debt of €1.0 million, compared to €6.1 million in the comparative quarter of 2006.
For the three months ended June 30, 2007, the Restricted Group reported net loss from continuing operations of €0.6 million, compared to a loss of €7.5 million in the three months ended June 30, 2006, primarily as a result of higher pulp prices and improved results at our Celgar mill.
The Restricted Group generated “Operating EBITDA” of €12.8 million and €6.0 million in the three months ended June 30, 2007 and 2006, respectively. Operating EBITDA is defined as operating income (loss) from continuing operations plus depreciation and amortization and non-recurring capital asset impairment charges. Operating EBITDA for the Restricted Group is calculated by adding depreciation and amortization to the operating income (loss) from continuing operations of €5.8 million and €(1.6) million for the three months ended June 30, 2007 and 2006, respectively.
Operating EBITDA has significant limitations as an analytical tool, and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. See the discussion of Mercer’s results for the six months ended June 30, 2007 for additional information relating to such limitations and Operating EBITDA.

FORM 10-Q
QUARTERLY REPORT — PAGE 33

The following table provides a reconciliation of net loss from continuing operations to operating income (loss) from continuing operations and Operating EBITDA for the Restricted Group for the periods indicated:

	Three Months Ended
	June 30,
	2007	2006
	(in thousands)
Restricted Group
Net loss from continuing operations(1)	€(627)	€(7,461)
Income taxes	1,612	3,872
Interest expense	6,961	7,979
Investment and other (income) expense	(1,136)	142
Unrealized foreign exchange gain on debt	(1,009)	(6,060)
Derivative financial instruments, net loss	—	(79)

Operating income (loss) from continuing operations	5,801	(1,607)
Add: Depreciation and amortization	6,975	7,568

Operating EBITDA(1)	€12,776	€5,961

(1)	See Note 9 of the consolidated condensed financial statements included elsewhere herein for a reconciliation to our consolidated results.
Liquidity and Capital Resources of the Restricted Group
The following table is a summary of selected financial information for the Restricted Group for the periods indicated:

	As at	As at
	June 30,	December 31,
	2007	2006
	(in thousands)
Restricted Group Financial Position(1)
Cash and cash equivalents	€40,027	€39,078
Working capital(2)	98,188	74,961
Property, plant and equipment	397,577	408,957
Total assets(2)	627,274	609,515
Long-term liabilities	322,745	318,728
Shareholders’ equity	252,616	243,949

(1)	See Note 9 of the consolidated condensed financial statements included elsewhere herein for a reconciliation to our consolidated results.

(2)	Excluding assets and liabilities of discontinued operations.
At June 30, 2007, the Restricted Group had cash and cash equivalents of €40.0 million, compared to €39.1 million at December 31, 2006. At June 30, 2007, the Restricted Group had working capital of €98.2 million.
We expect the Restricted Group to meet its interest and debt service expenses and meet the working and maintenance capital requirements for its current operations from cash flow from operations, cash on hand and the revolving working capital loan facilities for the Rosenthal and Celgar mills. As at June 30, 2007, we had not drawn any amount under the Rosenthal revolving term credit facility and had drawn down approximately €12.5 million under the C$40 million Celgar revolving credit facility.

FORM 10-Q
QUARTERLY REPORT — PAGE 34

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
New Accounting Standard
In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes, and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more likely than not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006.
We adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, we recognized no adjustment in the liability for unrecognized tax benefits.
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

FORM 10-Q
QUARTERLY REPORT — PAGE 35

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
Demand for pulp has historically been determined by the level of economic growth and has been closely tied to overall business activity. Although pulp prices have improved commencing in the latter part of 2005 and through the second quarter of 2007, we cannot predict the impact of future economic weakness in certain world markets or the impact of war, terrorist activity or other events on our markets.
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
QUARTERLY REPORT — PAGE 36

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
In the first quarter of 2005, Stendal entered into currency swaps to convert a portion of its indebtedness under the Stendal Loan Facility from Euros into U.S. dollars and certain currency forwards. In April 2005, Stendal entered into a currency swap to convert the balance of its long-term indebtedness under the Stendal Loan Facility from Euros into U.S. dollars. During the first six months of 2007, we recorded an unrealized €17.9 million net gain before minority interests upon the marked to market valuation of such derivatives compared to a net unrealized gain of €90.7 million in the comparative period of 2006.
During the current period, we determined that the remaining currency swaps had met our objectives and we settled them. As a result, we realized a gain of €6.8 million from their original commencement. In the same period of 2006, we realized a loss of €5.2 million on the settlement of certain currency forwards.
The first quarter settlement of the final currency swaps is consistent with our view that the U.S. dollar is at historically low levels. In addition to the cash consequences of the transaction, the sale of the instruments will also result in a modest reduction in interest expense in the future.

FORM 10-Q
QUARTERLY REPORT — PAGE 37

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
QUARTERLY REPORT — PAGE 38

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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS
We held our annual meeting of shareholders on June 12, 2007. At the meeting, our seven directors were re-elected to our board of directors and the selection of PricewaterhouseCoopers LLP as our independent auditors was ratified.
The votes cast by shareholders at the meeting as to the election of directors were as follows:

	Votes For	Votes Withheld	Abstentions and Broker Non-Votes
Jimmy S.H. Lee	24,433,578	271,986	11,500,130
Kenneth A. Shields	24,620,397	85,167	11,500,130
William D. McCartney	24,617,897	87,667	11,500,130
Graeme A. Witts	24,621,397	84,167	11,500,130
Eric Lauritzen	24,621,397	84,167	11,500,130
Guy W. Adams	24,620,397	85,167	11,500,130
George Malpass	24,616,897	88,667	11,500,130
ITEM 6. EXHIBITS

Exhibit
No.	Description

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1*	Section 906 Certification of Chief Executive Officer

32.2*	Section 906 Certification of Chief Financial Officer

*	In accordance with Release 33-8212 of the Commission, these Certifications: (i) are “furnished” to the Commission and are not “filed” for the purposes of liability under the Securities Exchange Act of 1934, as amended; and (ii) are not to be subject to automatic incorporation by reference into any of the Company’s registration statements filed under the Securities Act of 1933, as amended for the purposes of liability thereunder or any offering memorandum, unless the Company specifically incorporates them by reference therein.

FORM 10-Q
QUARTERLY REPORT — PAGE 39

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERCER INTERNATIONAL INC.
By:	/s/ David M. Gandossi
David M. Gandossi
Secretary and Chief Financial Officer

Date: August 8, 2007

FORM 10-Q
QUARTERLY REPORT — PAGE 40