Form 10-Q
period 2007-09-30
MERCER INTERNATIONAL INC.
filed 2007-11-07
CIK 1333274

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐         NO ☑
The Registrant had 36,285,027 shares of common stock outstanding as at November 6, 2007.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
MERCER INTERNATIONAL INC.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007
(Unaudited)
FORM 10-Q
QUARTERLY REPORT - PAGE 2

MERCER INTERNATIONAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Euros in thousands)

	September 30,	December 31,
	2007	2006
ASSETS
Current assets
Cash and cash equivalents	€69,441	€69,367
Receivables	97,380	75,022
Note receivable, current portion	5,998	7,798
Inventories (Note 4)	96,791	62,857
Prepaid expenses and other	6,356	4,662
Current assets of discontinued operations (Note 10)	1,537	2,094

Total current assets	277,503	221,800

Long-term assets
Cash, restricted	33,000	57,000
Property, plant and equipment	949,046	972,143
Investments	72	1
Unrealized foreign exchange rate derivative gain	—	5,933
Deferred note issuance and other costs	5,949	6,984
Deferred income tax	18,016	29,989
Note receivable, less current portion	4,239	8,744

	1,010,322	1,080,794

Total assets	€1,287,825	€1,302,594

LIABILITIES
Current liabilities
Accounts payable and accrued expenses	€91,293	€84,173
Debt, current portion	34,023	33,903
Current liabilities of discontinued operations (Note 10)	610	1,926

Total current liabilities	125,926	120,002

Long-term liabilities
Debt, less current portion (Note 8)	822,331	873,928
Unrealized interest rate derivative loss	23,266	41,355
Pension and other post-retirement benefit obligations (Note 6)	19,625	17,954
Capital leases	5,350	6,202
Deferred income tax	16,698	22,911
Other long-term liabilities	3,714	1,441

	890,984	963,791

Total liabilities	1,016,910	1,083,793

Minority interest	—	—
SHAREHOLDERS’ EQUITY
Common shares (Note 8)	202,845	195,642
Additional paid-in capital	134	154
Retained earnings	30,181	15,240
Accumulated other comprehensive income	37,755	7,765

Total shareholders’ equity	270,915	218,801

Total liabilities and shareholders’ equity	€1,287,825	€1,302,594

The accompanying notes are an integral part of these interim financial statements.
FORM 10-Q
QUARTERLY REPORT - PAGE 3

MERCER INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Euros in thousands, except for income per share)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Revenues	€191,111	€171,248	€537,245	€463,510

Costs and expenses
Operating costs	149,440	117,186	429,637	358,740
Operating depreciation and amortization	14,284	13,465	42,003	41,790

	27,387	40,597	65,605	62,980
General and administrative expenses	5,930	5,839	19,494	19,891
(Sale) purchase of emission allowances	—	—	(766)	(13,246)

Operating income from continuing operations	21,457	34,758	46,877	56,335

Other income (expense)
Interest expense	(18,599)	(23,041)	(56,308)	(68,769)
Investment income	2,791	1,080	5,986	4,083
Unrealized foreign exchange gain (loss) on debt	4,626	(704)	7,229	11,469
Realized gain (loss) on derivative instruments (Note 5)	—	—	6,820	(5,219)
Unrealized (loss) gain on derivative instruments (Note 5)	(5,696)	(14,473)	12,156	76,251

Total other (expense) income	(16,878)	(37,138)	(24,117)	17,815

Income (loss) before income taxes and minority interest from continuing operations	4,579	(2,380)	22,760	74,150
Income tax benefit (provision) – current	(144)	(302)	(877)	(524)
– deferred	7,013	2,834	(5,959)	(39,864)

Income before minority interest from continuing operations	11,448	152	15,924	33,762
Minority interest	(742)	5,976	(785)	6,874

Net income from continuing operations	10,706	6,128	15,139	40,636
Net (loss) income from discontinued operations	(10)	600	(198)	1,101

Net income	10,696	6,728	14,941	41,737

Retained earnings (deficit), beginning of period	19,485	(12,961)	15,240	(47,970)

Retained earnings (deficit), end of period	€30,181	€(6,233)	€30,181	€(6,233)

Net income per share from continuing operations (Note 3)
Basic	€0.30	€0.18	€0.42	€1.22

Diluted	€0.26	€0.18	€0.40	€1.03

Income per share
Basic	€0.29	€0.20	€0.41	€1.26

Diluted	€0.26	€0.19	€0.39	€1.05

The accompanying notes are an integral part of these interim financial statements.
FORM 10-Q
QUARTERLY REPORT - PAGE 4

MERCER INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Euros in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Net income	€10,696	€6,728	€14,941	€41,737

Other comprehensive income:
Foreign currency translation adjustment	11,665	(943)	29,919	4,417
Pension plan additional minimum liability	—	(3)	—	(20)
Unrealized (losses) gains on securities	(16)	22	71	712

Other comprehensive income (loss)	11,649	(924)	29,990	5,109

Total comprehensive income	€22,345	€5,804	€44,931	€46,846

The accompanying notes are an integral part of these interim financial statements.
FORM 10-Q
QUARTERLY REPORT - PAGE 5

MERCER INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Euros in thousands)

	Nine Months Ended
	September 30,
	2007	2006
Cash flows from operating activities:
Net income	€14,941	€41,737
Adjustments to reconcile net income to cash flows from operating activities
Unrealized gains on derivatives	(12,156)	(71,032)
Unrealized foreign exchange gain on debt	(7,229)	(11,469)
Loss (gain) on sale of assets	128	(359)
Operating depreciation and amortization	42,003	42,815
Non-operating amortization	194	205
Minority interest	785	(6,874)
Deferred income taxes	5,959	39,878
Stock compensation expense	350	293
Pension and other post-retirement expense	1,366	1,297
Other	912	14
Changes in current assets and liabilities
Receivables	(19,314)	(14,936)
Inventories	(31,149)	11,940
Accounts payable and accrued expenses	5,610	(136)
Other	1,939	(106)

Net cash from operating activities	4,339	33,267

Cash flows from (used in) investing activities:
Cash restricted	24,000	(25,388)
Purchase of property, plant and equipment(1)	(2,704)	(23,978)
Proceeds on sale of property, plant and equipment	538	5,000
Notes receivable	4,720	—
Pension and other post-retirement benefit funding	(1,201)	(1,352)

Net cash from (used in) investing activities	25,353	(45,718)

Cash flows used in financing activities:
Decrease in construction costs payable	—	(270)
Proceeds from borrowings of notes payable and debt	—	77,300
Proceeds from minority shareholders	—	5,463
Repayment of notes payable and debt	(26,865)	(80,906)
Proceeds from investment grants	—	383
Repayment of capital lease obligations	(4,222)	(3,263)
Issuance of shares of common stock	305	145

Net cash used in financing activities	(30,782)	(1,148)

Effect of exchange rate changes on cash and cash equivalents	1,764	(575)

Net increase (decrease) in cash and cash equivalents	674	(14,174)
Cash and cash equivalents, beginning of period(2)	69,804	83,547

Cash and cash equivalents, end of period(3)	€70,478	€69,373

(1)	Includes amounts received and recorded as a reduction of property, plant and equipment (approximately €9,100) upon the settlement of the Stendal engineering, procurement and construction (EPC) contract.

(2)	Includes amounts related to discontinued operations of: 2007 — €437 (2006 — €772) (Note 10)

(3)	Includes amounts related to discontinued operations of: 2007 — €1,037 (2006 — €428) (Note 10)
The accompanying notes are an integral part of these interim financial statements.
FORM 10-Q
QUARTERLY REPORT - PAGE 6

MERCER INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited)
(Euros in thousands)

	Nine Months Ended
	September 30,
	2007	2006
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	€66,136	€75,996
Income taxes	397	310
Supplemental schedule of non-cash investing and financing activities:
Acquisition of production and other equipment under capital lease obligations	€2,088	€3,465
Common shares issued in satisfaction of floating rate note	6,728	—
The accompanying notes are an integral part of these interim financial statements.
FORM 10-Q
QUARTERLY REPORT - PAGE 7

MERCER INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Euros in thousands, except for shares and per share data)
Note 1. Basis of Presentation
Basis of Presentation
The interim period condensed consolidated financial statements contained herein include the accounts of Mercer International Inc. (“Mercer Inc.”) and its wholly-owned and majority-owned subsidiaries (collectively, the “Company”). The Company’s shares of common stock are quoted and listed for trading on the NASDAQ Global Market and the Toronto Stock Exchange, respectively.
The interim period condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). The year-end condensed consolidated balance sheet data was derived from audited financial statements, but certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such SEC rules and regulations. The interim period condensed consolidated financial statements should be read together with the audited consolidated financial statements and accompanying notes included in the Company’s latest annual report on Form 10-K for the fiscal year ended December 31, 2006. In the opinion of the Company, the unaudited condensed consolidated financial statements contained herein contain all adjustments necessary to present a fair statement of the results of the interim periods presented. The results for the periods presented herein may not be indicative of the results for the entire year.
FORM 10-Q
QUARTERLY REPORT - PAGE 8

MERCER INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Euros in thousands, except for shares and per share data)
Note 1. Basis of Presentation (continued)
New Accounting Standards
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“FAS 157”).  FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  It is applicable whenever another standard requires or permits assets or liabilities to be measured at fair value, but it does not expand the use of fair value to any new circumstances.  FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is in the process of determining the impact, if any, the adoption of FAS 157 will have on its consolidated financial position or results of operations.
In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS 159”). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value, with the objective of improving financial reporting by mitigating volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The provisions of FAS 159 are effective for the Company’s year ending December 31, 2008. The Company is currently evaluating the impact, if any, that the adoption of this statement will have on the Company’s consolidated financial position, results of operations and disclosures.
FORM 10-Q
QUARTERLY REPORT - PAGE 9

MERCER INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Euros in thousands, except for shares and per share data)
Note 2. Stock-Based Compensation
The Company adopted Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“FAS 123R”), on January 1, 2006. This statement requires the Company to recognize the cost of employee services received in exchange for the Company’s equity instruments. Under FAS 123R, the Company is required to record compensation expense over an award’s vesting period based on the award’s fair value at the date of grant. The Company elected to adopt FAS 123R on a modified prospective basis.
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
Following is a summary of the status of options outstanding at September 30, 2007:

Outstanding Options				Exercisable Options
		Weighted
		Average	Weighted		Weighted
Exercise		Remaining	Average		Average
Price Range	Number	Contractual Life	Exercise price	Number	Exercise Price
(In U.S. Dollars)		(Years)	(In U.S. Dollars)		(In U.S. Dollars)
$5.65-6.375	830,000	2.75	$6.29	830,000	$6.29
7.30	30,000	7.75	7.30	30,000	7.30
7.92	68,334	8.00	7.92	68,334	7.92
During the three month period ended September 30, 2007, no options were exercised or cancelled while 135,000 options expired. During the nine month period ended September 30, 2007, 30,000 options were exercised at an exercise price of $6.375 and 26,666 options were exercised at an exercise price of $7.92 for cash proceeds of $402,435. 5,000 options were cancelled during the period, and 135,000 options expired during the period. The average intrinsic value of the options exercised was $4.58 per option. During the nine month period ended September 30, 2006, no options were exercised, cancelled or expired.
FORM 10-Q
QUARTERLY REPORT - PAGE 10

MERCER INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Euros in thousands, except for shares and per share data)
Note 2. Stock-Based Compensation (continued)
Restricted Stock
The fair value of restricted stock is determined based upon the number of shares granted and the quoted price of the Company’s stock on the date of grant. Restricted stock generally vests over two years. Expense is recognized on a straight-line basis over the vesting period. Expense recognized for the three and nine month periods ended September 30, 2007 were €88 (2006 — €85) and €231 (2006 - €292), respectively.
As at September 30, 2007, the total remaining unrecognized compensation cost related to restricted stock amounted to €173, which will be amortized over their remaining vesting period.
During the three and nine month periods ended September 30, 2007, there were restricted stock awards granted of an aggregate of 21,000 (2006 – 10,000) and 21,000 (2006 – 20,000), respectively, of our common shares to independent directors and officers of the Company. During the nine month period ended September 30, 2007 and 2006, no restricted stock awards were cancelled.
As at September 30, 2007, the total number of restricted stock awards outstanding was 211,686.
FORM 10-Q
QUARTERLY REPORT - PAGE 11

MERCER INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Euros in thousands, except for shares and per share data)
Note 3. Income Per Share

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Net income from continuing operations – basic	€10,706	€6,128	€15,139	€40,636
Interest on convertible notes, net of tax	1,050	1,810	2,956	4,576

Net income from continuing operations – diluted	€11,756	€7,938	€18,095	€45,212

Net income from continuing operations per share:
Basic	€0.30	€0.18	€0.42	€1.22

Diluted	€0.26	€0.18	€0.40	€1.03

Net income from continuing operations	€10,706	€6,128	€15,139	€40,636
Net (loss) income from discontinued operations	(10)	600	(198)	1,101

Net income – basic	10,696	6,728	14,941	41,737
Interest on convertible notes, net of tax	1,050	1,810	2,956	4,576

Net income – diluted	€11,746	€8,538	€17,897	€46,313

Net income per share:
Basic	€0.29	€0.20	€0.41	€1.26

Diluted	€0.26	€0.19	€0.39	€1.05

Weighted average number of common shares outstanding:
Basic	36,284,343	33,180,444	36,012,152	33,173,279
Effect of dilutive shares:
Stock options and awards	285,684	313,946	405,326	284,589
Convertible notes	8,678,065	10,645,161	8,920,022	10,645,161

Diluted	45,248,092	44,139,551	45,337,500	44,103,029

FORM 10-Q
QUARTERLY REPORT - PAGE 12

MERCER INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Euros in thousands, except for shares and per share data)
Note 4. Inventories

	September 30, 2007	December 31, 2006

Raw materials	€71,372	€38,905
Work in process and finished goods	25,419	23,952

	€96,791	€62,857

Note 5. Derivatives Transactions

	Three Months Ended September 30,
	2007	2006

Unrealized net loss on interest rate derivatives	€(5,696)	€(9,702)
Unrealized net loss on foreign exchange derivatives	—	(4,771)

Unrealized net loss on derivative financial instruments	€(5,696)	€(14,473)

	Nine Months Ended September 30,
	2007	2006

Realized net gain (loss) on foreign exchange derivatives	€6,820	€(5,219)

Unrealized net gain on interest rate derivatives	€18,089	€26,624
Unrealized net (loss) gain on foreign exchange derivatives	(5,933)	49,627

Unrealized net gain on derivative financial instruments	€12,156	€76,251

FORM 10-Q
QUARTERLY REPORT - PAGE 13

MERCER INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Euros in thousands, except for shares and per share data)
Note 6. Pension and Other Post-Retirement Benefit Obligations
Included in pension and other post-retirement benefit obligations are amounts related to the Company’s Celgar and German pulp mills.
The largest component of this obligation is with respect to the Celgar mill which maintains defined benefit pension and post-retirement benefit plans for certain employees. Pension benefits are based on employees’ earnings and years of service. The pension plans are funded by contributions from the Company based on actuarial estimates and statutory requirements. Pension contributions for the three and nine month periods ended September 30, 2007 totaled €367 (2006 — €445) and €1,201 (2006 - €1,352), respectively.
The Company anticipates based on actuarial estimates that it will make contributions to the pension plan of approximately €1,375 (C$ 2,041) in 2007.

	Three Months Ended September 30,
	2007		2006
		Post-		Post-
	Pension	Retirement	Pension	Retirement
	Benefits	Benefits	Benefits	Benefits
Service cost	€215	€121	€219	€112
Interest cost	349	190	345	186
Expected return on plan assets	(428)	—	(384)	—
Recognized net loss	—	16	—	25

Net periodic benefit cost	€136	€327	€180	€323

	Nine Months Ended September 30,
	2007		2006
		Post-		Post-
	Pension	Retirement	Pension	Retirement
	Benefits	Benefits	Benefits	Benefits
Service cost	€623	€351	€667	€339
Interest cost	1,014	551	1,051	568
Expected return on plan assets	(1,241)	—	(1,170)	—
Recognized net loss	—	46	—	75

Net periodic benefit cost	€396	€948	€548	€982

FORM 10-Q
QUARTERLY REPORT - PAGE 14

MERCER INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Euros in thousands, except for shares and per share data)
Note 7. Income Taxes
In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”, and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more likely than not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006.
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
The Company and/or one or more of its subsidiaries files income tax returns in the United States, Germany and Canada. The Company is generally not subject to U.S., German or Canadian income tax examinations for tax years before 2003, 2001 and 2004, respectively.
Note 8. Common Shares
At September 30, 2007, the Company had outstanding 36,285,027 common shares with a par value of $1.00 per share (2006 – 33,189,140 shares).
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
FORM 10-Q
QUARTERLY REPORT - PAGE 15

MERCER INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Euros in thousands, except for shares and per share data)
Note 9. Restricted Group Supplemental Disclosure
The terms of the indenture governing our 9.25% senior unsecured notes requires that we provide the results of operations and financial condition of Mercer International Inc. and our restricted subsidiaries under the indenture, collectively referred to as the “Restricted Group”. As at and during the nine months ended September 30, 2007 and 2006, the Restricted Group was comprised of Mercer International Inc., certain holding subsidiaries and our Rosenthal and Celgar mills. The Restricted Group excludes the Stendal mill and up to December 31, 2006 the discontinued paper operations.
Combined Condensed Balance Sheet

	September 30, 2007
	Restricted	Unrestricted		Consolidated
	Group	Subsidiaries	Eliminations	Group
ASSETS
Current assets
Cash and cash equivalents	€48,993	€20,448	€—	€69,441
Receivables	46,413	50,967	—	97,380
Note receivable, current portion	599	5,399	—	5,998
Inventories	57,161	39,630	—	96,791
Prepaid expenses and other	3,762	2,594	—	6,356
Current assets from discontinued operations	1,537	—	—	1,537

Total current assets	158,465	119,038	—	277,503
Cash, restricted	—	33,000	—	33,000
Property, plant and equipment	395,864	553,182	—	949,046
Other	6,021	—	—	6,021
Deferred income tax	11,233	6,783	—	18,016
Due from unrestricted group	56,561	—	(56,561)	—
Note receivable, less current portion	4,239	—	—	4,239

Total assets	€632,383	€712,003	€(56,561)	€1,287,825

LIABILITIES
Current
Accounts payable and accrued expenses	€46,023	€45,270	€—	€91,293
Debt, current portion	—	34,023	—	34,023
Current liabilities from discontinued operations	610	—	—	610

Total current liabilities	46,633	79,293	—	125,926
Debt, less current portion	280,847	541,484	—	822,331
Due to restricted group	—	56,561	(56,561)	—
Unrealized derivative loss	—	23,266	—	23,266
Capital leases	3,847	1,503	—	5,350
Deferred income tax	4,214	12,484	—	16,698
Other long-term liabilities	23,327	12	—	23,339

Total liabilities	358,868	714,603	(56,561)	1,016,910

SHAREHOLDERS’ EQUITY
Total shareholders’ equity (deficit)	273,515	(2,600)	—	270,915

Total liabilities and shareholders’ equity	€632,383	€712,003	€(56,561)	€1,287,825

FORM 10-Q
QUARTERLY REPORT - PAGE 16

MERCER INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Euros in thousands, except for shares and per share data)
Note 9. Restricted Group Supplemental Disclosure (continued)
Combined Condensed Balance Sheet

	December 31, 2006
	Restricted	Unrestricted		Consolidated
	Group	Subsidiaries	Eliminations	Group
ASSETS
Current
Cash and cash equivalents	€39,078	€30,289	€—	€69,367
Receivables	38,662	36,360	—	75,022
Note receivable, current portion	620	7,178	—	7,798
Inventories	41,087	21,770	—	62,857
Prepaid expenses and other	2,352	2,310	—	4,662
Current assets of discontinued operations	—	2,094	—	2,094

Total current assets	121,799	100,001	—	221,800
Cash, restricted	—	57,000	—	57,000
Property, plant and equipment	408,957	563,186	—	972,143
Other	8,155	4,763	—	12,918
Deferred income tax	14,316	15,673	—	29,989
Due from unrestricted group	51,265	—	(51,265)	—
Note receivable, less current portion	5,023	3,721	—	8,744

Total assets	€609,515	€744,344	€(51,265)	€1,302,594

LIABILITIES
Current
Accounts payable and accrued expenses	€46,838	€37,335	€—	€84,173
Debt, current portion	—	33,903	—	33,903
Current liabilities from discontinued operations	—	1,926	—	1,926

Total current liabilities	46,838	73,164	—	120,002
Debt, less current portion	293,781	580,147	—	873,928
Due to restricted group	—	51,265	(51,265)	—
Unrealized derivative loss	—	41,355	—	41,355
Capital leases	2,720	3,482	—	6,202
Deferred income tax	2,832	20,079	—	22,911
Other long-term liabilities	19,395	—	—	19,395

Total liabilities	365,566	769,492	(51,265)	1,083,793

SHAREHOLDERS’ EQUITY
Total shareholders’ equity (deficit)	243,949	(25,148)	—	218,801

Total liabilities and shareholders’ equity	€609,515	€744,344	€(51,265)	€1,302,594

FORM 10-Q
QUARTERLY REPORT - PAGE 17

MERCER INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Euros in thousands, except for shares and per share data)
Note 9. Restricted Group Supplemental Disclosure (continued)
Combined Condensed Statement of Operations

	Three Months Ended September 30, 2007
	Restricted	Unrestricted		Consolidated
	Group	Subsidiaries	Eliminations	Group
Revenues	€106,530	€84,581	€—	€191,111

Operating costs	84,769	64,671	—	149,440
Operating depreciation and amortization	7,419	6,865	—	14,284
General and administrative expenses	3,386	2,544	—	5,930
(Sale) purchase of emission allowances	—	—	—	—

	95,574	74,080	—	169,654

Operating income from continuing operations	10,956	10,501	—	21,457

Other income (expense)
Interest expense	(6,996)	(12,540)	937	(18,599)
Investment income	1,321	2,407	(937)	2,791
Unrealized foreign exchange gain on debt	4,545	81	—	4,626
Derivative financial instruments, net	—	(5,696)	—	(5,696)

Total other expense	(1,130)	(15,748)	—	(16,878)

Income (loss) before income taxes and minority interest from continuing operations	9,826	(5,247)	—	4,579
Income tax benefit (provision) - current	(13)	(131)	—	(144)
- deferred	(770)	7,783	—	7,013

Income before minority interest from continuing operations	9,043	2,405	—	11,448
Minority interest	—	(742)	—	(742)

Net income from continuing operations	9,043	1,663	—	10,706
Net loss from discontinued operations	(10)	—	—	(10)

Net income	€9,033	€1,663	€—	€10,696

	Three Months Ended September 30, 2006
	Restricted	Unrestricted		Consolidated
	Group	Subsidiaries	Eliminations	Group
Revenues	€95,779	€75,469	€—	€171,248

Operating costs	65,595	51,591	—	117,186
Operating depreciation and amortization	6,383	7,082	—	13,465
General and administrative expenses	3,399	2,440	—	5,839
(Sale) purchase of emission allowances	—	—	—	—

	75,377	61,113	—	136,490

Operating income from continuing operations	20,402	14,356	—	34,758

Other income (expense)
Interest expense	(8,160)	(15,776)	895	(23,041)
Investment income	1,142	833	(895)	1,080
Unrealized foreign exchange loss on debt	(704)	—	—	(704)
Derivative financial instruments, net	—	(14,473)	—	(14,473)

Total other expense	(7,722)	(29,416)	—	(37,138)

Income (loss) before income taxes and minority interest from continuing operations	12,680	(15,060)	—	(2,380)
Income tax benefit (provision) - current	(100)	(202)	—	(302)
- deferred	(1,281)	4,115	—	2,834

Income (loss) before minority interest from continuing operations	11,299	(11,147)	—	152
Minority interest	—	5,976	—	5,976

Net income (loss) from continuing operations.	11,299	(5,171)	—	6,128
Net income from discontinued operations	—	600	—	600

Net income (loss)	€11,299	€(4,571)	€—	€6,728

FORM 10-Q
QUARTERLY REPORT - PAGE 18

MERCER INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Euros in thousands, except for shares and per share data)
Note 9. Restricted Group Supplemental Disclosure (continued)
Combined Condensed Statement of Operations

	Nine Months Ended September 30, 2007
	Restricted	Unrestricted		Consolidated
	Group	Subsidiaries	Eliminations	Group
Revenues	€310,770	€226,475	€—	€537,245

Operating costs	249,052	180,585	—	429,637
Operating depreciation and amortization	21,080	20,923	—	42,003
General and administrative expenses	11,551	7,943	—	19,494
(Sale) purchase of emission allowances	(264)	(502)	—	(766)

	281,419	208,949	—	490,368

Operating income from continuing operations	29,351	17,526	—	46,877

Other income (expense)
Interest expense	(21,414)	(37,672)	2,778	(56,308)
Investment income	3,761	5,003	(2,778)	5,986
Unrealized foreign exchange gain on debt	6,808	421	—	7,229
Derivative financial instruments, net	—	18,976	—	18,976

Total other expense	(10,845)	(13,272)	—	(24,117)

Income before income taxes and minority interest from continuing operations	18,506	4,254	—	22,760
Income tax provision - current	(469)	(408)	—	(877)
- deferred	(4,464)	(1,495)	—	(5,959)

Income before minority interest from continuing operations	13,573	2,351	—	15,924
Minority interest	—	(785)	—	(785)

Net income from continuing operations	13,573	1,566	—	15,139
Net loss from discontinued operations	(198)	—	—	(198)

Net income	€13,375	€1,566	€—	€14,941

	Nine Months Ended September 30, 2006
	Restricted	Unrestricted		Consolidated
	Group	Subsidiaries	Eliminations	Group
Revenues	€265,531	€197,979	€—	€463,510

Operating costs	214,873	143,867	—	358,740
Operating depreciation and amortization	20,580	21,210	—	41,790
General and administrative expenses	12,884	7,007	—	19,891
(Sale) purchase of emission allowances	(3,651)	(9,595)	—	(13,246)

	244,686	162,489	—	407,175

Operating income from continuing operations	20,845	35,490	—	56,335

Other income (expense)
Interest expense	(24,602)	(46,822)	2,655	(68,769)
Investment income	3,261	3,477	(2,655)	4,083
Unrealized foreign exchange gain on debt	11,469	—	—	11,469
Derivative financial instruments, net	—	71,032	—	71,032

Total other income (expense)	(9,872)	27,687	—	17,815

Income before income taxes and minority interest from continuing operations	10,973	63,177	—	74,150
Income tax provision - current	(322)	(202)	—	(524)
- deferred	(7,964)	(31,900)	—	(39,864)

Income before minority interest from continuing operations	2,687	31,075	—	33,762
Minority interest	—	6,874	—	6,874

Net income from continuing operations	2,687	37,949	—	40,636
Net income from discontinued operations	—	1,101	—	1,101

Net income	€2,687	€39,050	€—	€41,737

FORM 10-Q
QUARTERLY REPORT - PAGE 19

MERCER INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
Accordingly, the information related to the paper production assets is presented as discontinued operations in the Company’s condensed consolidated financial statements.
The carrying amounts of the major classes of related assets and liabilities were as follows:

	September 30, 2007	December 31, 2006
Assets
Cash and cash equivalents	€1,037	€437
Receivables	500	1,657

	€1,537	€2,094

Liabilities
Accounts payable and accrued expenses	€610	€1,926
Condensed earnings from discontinued operations are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenues	€7	€3,937	€117	€37,444

Operating income (loss) from discontinued operations	6	3,073	(130)	3,876
Total other expenses	16	352	68	653

Net (loss) income from discontinued operations	€(10)	€2,721	€(198)	€3,223

Earnings per common share from discontinued operations
- basic	€—	€0.02	€—	€0.04
Earnings per common share from discontinued operations
- diluted	€—	€0.01	€—	€—
FORM 10-Q
QUARTERLY REPORT - PAGE 20

MERCER INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Euros in thousands, except for shares and per share data)
Note 10. Discontinued Operations (continued)
Condensed cash flows from discontinued operations are as follows:

	Nine Months Ended
	September 30,
	2007	2006

Cash flows (used in) from operating activities	€(660)	€410
Cash flows from investing activities	—	4,204
Cash flows from (used in) financing activities	1,260	(4,958)

Cash flows from (used in) discontinued operations	€600	€(344)

FORM 10-Q
QUARTERLY REPORT - PAGE 21

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
In this document: (i) unless the context otherwise requires, references to “we”, “our”, “us”, the “Company” or “Mercer” mean Mercer International Inc. and its subsidiaries; (ii) references to “Mercer Inc.” mean the Company excluding its subsidiaries; (iii) information is provided as of September 30, 2007, unless otherwise stated; (iv) all references to monetary amounts are to “Euros”, the lawful currency adopted by most members of the European Union, unless otherwise stated; (v) “€” refers to Euros, “$” refers to U.S. dollars and C$ refers to Canadian dollars; and (vi) “ADMTs” refers to air-dried metric tonnes.
We operate three NBSK pulp mills through our wholly owned subsidiaries, Rosenthal and Celgar, and our 70.6% owned subsidiary, Stendal, which have a consolidated annual production capacity of approximately 1.4 million ADMTs.
The following discussion and analysis of our results of operations and financial condition for the nine and three months ended September 30, 2007 should be read in conjunction with our consolidated condensed financial statements and related notes included in this quarterly report, as well as our most recent annual report on Form 10-K for the fiscal year ended December 31, 2006 filed with the Securities and Exchange Commission (the “SEC”). The following Management’s Discussion and Analysis of Financial Condition and Results of Operations reflects:
•	the disposition of our paper operations in 2006. In accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, the results of this business have been classified as discontinued operations; and

•	only our continuing operations except as otherwise expressly noted.
Results of Operations
Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006
Selected production, sales and exchange rate data for the nine months ended September 30, 2007 and 2006 is as follows:

	Nine Months Ended September 30,
	2007	2006
Pulp production (ADMTs)	1,034,592	973,410

Pulp sales (ADMTs)	1,029,674	994,567

Revenues (in millions)	€537.2	€463.5

NBSK list prices in Europe ($/ADMT)	$783	$663
Average pulp price realizations (€/ADMT)	€517	€454
Average Currency Exchange Rates
€ / $(1)	0.7435	0.8035
C$ / $(1)	1.1048	1.1328
C$ / €(2)	1.4844	1.4090

(1)	Average Federal Reserve Bank of New York noon spot rate over the reporting period.

(2)	Average Bank of Canada noon spot rate over the reporting period.
FORM 10-Q
QUARTERLY REPORT - PAGE 22

Revenues for the nine months ended September 30, 2007 increased by approximately 16% to €537.2 million from €463.5 million in the comparative period of 2006, primarily due to higher pulp prices and higher sales volume, partially offset by a weakening of the U.S. dollar versus the Euro. Pulp sales volume increased by approximately 4% to 1,029,674 ADMTs in the first nine months of 2007 compared to 994,567 ADMTs in the comparative period of 2006.
List prices for NBSK pulp in Europe were approximately €582 ($783) per ADMT in the first nine months of 2007 and approximately €533 ($663) per ADMT in the first nine months of 2006.
Average pulp sales realizations increased to €517 per ADMT in the first nine months of 2007 from €454 per ADMT in the first nine months of 2006. Higher U.S. dollar based pulp prices were partially offset by foreign exchange changes in the period. The U.S. dollar was approximately 8% weaker compared to the Euro from the comparative period of 2006.
Cost of sales and general, administrative and other expenses in the first nine months of 2007 increased to €490.4 million from €407.2 million in the comparative period of 2006, primarily as a result of increased fiber costs and higher sales volume.
During the current period, we took an aggregate of 33 days scheduled annual maintenance and strategic capital downtime at our pulp mills, comprised of 12 days each at our Stendal and Celgar mills and 9 days at our Rosenthal mill. During this downtime at Celgar, we implemented the final phase of our Blue Goose strategic capital project consisting of the dryer capacity expansion. These changes have begun to show improvements in production capacity and operational efficiencies. During the comparative period of 2006, our pulp mills took approximately 50 days maintenance and strategic capital expenditure downtime. In the fourth quarter of 2007, we have no scheduled maintenance downtime planned.
Overall, fiber costs increased by approximately 41% in the first nine months of 2007 versus the same period of 2006 as a result of both a supply imbalance and increased demand. In Germany, the supply imbalance resulted from low harvesting levels in late 2005 and 2006 which were not made up during the course of the year. Increased demand in Germany resulted from higher consumption of wood residuals by renewable energy suppliers. A strong European lumber market at the beginning of 2007 provided some marginal price relief in the latter part of the second quarter and in the third quarter. Fiber costs at our Celgar mill were also higher in the current period compared to the comparative period of 2006 due to reduced North American sawmill activity as a result of weakness in U.S. housing construction. Fiber costs at our Celgar mill were relatively stable over the last two quarters, due to supply optimization and the currency impact on the mill’s U.S. sourced fiber. Overall, we currently expect fiber prices to be generally level for the balance of the year but continued weakness in lumber markets may put upward pressure on prices in early 2008.
The markets and prices for emission allowances continue to be weak, and as a result our contribution to income from such sale of emission allowances in the first nine months of 2007 was €0.8 million, compared to €13.2 million in the comparative period of 2006.
During the second quarter, Rosenthal concluded a new labor contract with the union which represents the majority of its employees. The agreement contains provisions that lengthen the work week to standard industry practice in exchange for a 4% wage reduction and provides for a 3% wage increase in the second half of 2008. The new labor contract is set to expire at the end of 2008.
FORM 10-Q
QUARTERLY REPORT - PAGE 23

Operating depreciation and amortization in the first nine months of 2007 increased marginally to €42.0 million from €41.8 million in the comparative period of 2006.
For the first nine months of 2007, operating income decreased by approximately 17% to €46.9 million from €56.3 million in the first nine months of 2006, primarily due to higher fiber costs, the weakening of the U.S. dollar and the reduction in sales of emission allowances.
Interest expense in the first nine months of 2007 decreased to €56.3 million from €68.8 million in the year ago period, primarily due to a lower level of borrowing by Stendal as it repaid €16.5 million in principal and the settlement of the cross currency swaps in the first quarter of 2007.
Stendal entered into certain foreign currency derivatives to swap a portion of its long-term bank indebtedness from Euros to U.S. dollars in 2005 and certain currency forwards. In addition, Stendal previously entered into interest rate swaps to fix the interest rate on its outstanding bank indebtedness. Due to the weakening of the U.S. dollar versus the Euro and an increase in long-term interest rates, we recorded a gain of €19.0 million before minority interests on our outstanding derivatives at the end of the first nine months of 2007, including a realized gain of €6.8 million on the settlement of our currency swaps. In the comparative period of 2006, we recorded a net gain of €71.0 million on our derivatives which included a realized loss of €5.2 million from the settlement of currency forwards.
A portion of our long-term debt is denominated and repayable in foreign currencies, principally U.S. dollars. In the first nine months of 2007, we recorded an unrealized gain of €7.2 million on our foreign currency denominated debt as a result of the weakening of the U.S. dollar during the period, compared to a gain of €11.5 million thereon in the same period of 2006.
In the first nine months of 2007 we increased our provision for deferred income tax by approximately €6.0 million, which is net of the realization of benefits on certain tax deductible depreciation, as well as the tax consequence of the settlement of the Stendal engineering, procurement and construction contract (the “EPC contract”).
In the first nine months of 2007, minority interest, representing the minority shareholder’s proportionate interest in the Stendal mill’s income for the period, was €0.8 million, compared to its €6.9 million share of losses in the first nine months of 2006.
We reported net income from continuing operations for the first nine months of 2007 of €15.1 million, or €0.42 per basic and €0.40 per diluted share, which included an aggregate net gain of €26.2 million on our outstanding derivatives and an unrealized foreign exchange gain on our long-term debt. In the first nine months of 2006, we reported net income from continuing operations of €40.6 million, or €1.22 per basic and €1.03 per diluted share, which reflected a net unrealized gain of €82.5 million on our outstanding derivatives and an unrealized non-cash foreign exchange gain on our long-term debt.
We generated “Operating EBITDA” of €89.1 million and €98.1 million in the nine months ended September 30, 2007 and 2006, respectively. Operating EBITDA is defined as operating income from continuing operations plus depreciation and amortization and non-recurring capital asset impairment charges.
FORM 10-Q
QUARTERLY REPORT - PAGE 24

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
Operating EBITDA does not reflect the impact of a number of items that affect our net income, including financing costs and the effect of derivative instruments. Operating EBITDA is not a measure of financial performance under GAAP, and should not be considered as an alternative to net income or income from operations as a measure of operational performance, nor as an alternative to net cash from operating activities as a measure of liquidity.
Operating EBITDA has significant limitations as an analytical tool, and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are that Operating EBITDA does not reflect: (i) our cash expenditures, or future requirements, for capital expenditures or contractual commitments; (ii) changes in, or cash requirements for, working capital needs; (iii) the significant interest expense, or the cash requirements necessary to service interest or principal payments, on our outstanding debt; (iv) minority interests on our Stendal NBSK pulp mill operations; (v) the impact of realized or marked to market changes in our derivative positions, which can be substantial; and (vi) the impact of impairment charges against our investments or assets. Because of these limitations, Operating EBITDA should only be considered as a supplemental operational performance measure and should not be considered as a measure of liquidity or cash available to us to invest in the growth of our business. See the Statement of Cash Flows set out in our condensed consolidated financial statements included herein. Because all companies do not calculate Operating EBITDA in the same manner, Operating EBITDA as calculated by us may differ from Operating EBITDA or EBITDA as calculated by other companies. We compensate for these limitations by using Operating EBITDA as a supplemental measure of our operational performance and relying primarily on our GAAP financial statements.
The following table provides a reconciliation of net income from continuing operations to operating income from continuing operations and Operating EBITDA for the periods indicated:

	Nine Months Ended
	September 30,
	2007	2006
	(in thousands)
Net income from continuing operations	€15,139	€40,636
Minority interest	785	(6,874)
Income taxes	6,836	40,388
Interest expense	56,308	68,769
Investment income	(5,986)	(4,083)
Unrealized foreign exchange gain on debt	(7,229)	(11,469)
Derivative financial instruments, net gain	(18,976)	(71,032)

Operating income from continuing operations	46,877	56,335
Add: Depreciation and amortization	42,197	41,790

Operating EBITDA	€89,074	€98,125

FORM 10-Q
QUARTERLY REPORT - PAGE 25

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006
Selected production, sales and exchange rate data for the three months ended September 30, 2007 and 2006 is as follows:

	Three Months Ended September 30,
	2007	2006
Pulp production (ADMTs)	360,986	347,200

Pulp sales (ADMTs)	363,523	338,201

Revenues (in millions)	€191.1	€171.2

NBSK list prices in Europe ($/ADMT)	$810	$708
Average pulp price realizations (€/ADMT)	€520	€482
Average Currency Exchange Rates
€ / $(1)	0.7268	0.7851
C$ / $(1)	1.0446	1.1212
C$ / €(2)	1.4367	1.4279

(1)	Average Federal Reserve Bank of New York noon spot rate over the reporting period.

(2)	Average Bank of Canada noon spot rate over the reporting period.
Revenues for the three months ended September 30, 2007 increased by approximately 12% to €191.1 million from €171.2 million in the comparative quarter of 2006, primarily due to stronger pulp prices and higher sales volumes. A 7% weaker U.S. dollar versus the Euro partially eroded these gains. Pulp sales volume increased to 363,523 ADMTs in the third quarter of 2007 from 338,201 ADMTs in the comparative quarter of 2006.
List prices for NBSK pulp in Europe were approximately €589 ($810) per ADMT in the third quarter of 2007, approximately €579 ($783) per ADMT in the second quarter of 2007 and approximately €556 ($708) in the third quarter of 2006.
Average pulp sales realizations increased to €520 per ADMT in the third quarter of 2007 from €482 per ADMT in the third quarter of 2006, primarily as a result of stronger U.S. dollar based pulp prices, partially offset by the weaker U.S. dollar.
Cost of sales and general, administrative and other expenses in the third quarter of 2007 increased to €169.7 million from €136.5 million in the comparative quarter of 2006, primarily as a result of higher sales volume and fiber costs.
During the current quarter, we took 9 days of scheduled maintenance downtime at our Rosenthal mill. During the comparative quarter of 2006, our pulp mills took approximately 9 days of scheduled maintenance and strategic capital expenditure downtime. In the fourth quarter of 2007, we have no scheduled maintenance downtime planned.
Overall, fiber costs increased by approximately 33% in the third quarter of 2007 versus the same period in 2006 as a result of both a supply imbalance and increased demand. In Germany, the supply imbalance resulted from low harvesting levels in late 2005 and 2006 which were not made up during the course of the year. Increased demand in Germany resulted from higher consumption of wood residuals by renewable energy suppliers. A strong European lumber market provided some marginal price relief during the current quarter. Overall, we currently expect fiber prices to be generally level for the balance of the year but continued weakness in lumber markets may put upward pressure on prices in early 2008.
FORM 10-Q
QUARTERLY REPORT - PAGE 26

We had no contribution to income from the sale of emission allowances in the third quarter of 2007 and 2006 as a result of continued weak markets.
Operating depreciation and amortization increased moderately to €14.3 million from €13.5 million in the comparative quarter of 2006.
For the third quarter of 2007, operating income decreased by approximately 38% to €21.5 million from €34.8 million in the third quarter of 2006. The decrease was primarily due to higher fiber costs and the weakness of the U.S. dollar relative to the Euro.
Interest expense in the third quarter of 2007 decreased to €18.6 million from €23.0 million in the year ago period, primarily due to a lower level of borrowing by Stendal and the settlement of the cross currency swaps in the first quarter of 2007.
Due to the recent decrease in long-term interest rates, we recorded a non-cash loss of €5.7 million before minority interests on Stendal’s outstanding interest rate derivatives during the third quarter of 2007. In the comparative quarter of 2006, we recorded a net loss of €14.5 million on Stendal’s then outstanding currency and interest rate derivatives which included a loss of €5.7 million from the settlement of currency forwards.
In the third quarter of 2007, we recorded an unrealized gain on our foreign currency denominated debt of €4.6 million, compared to losses of €0.7 million in the third quarter of 2006.
In the third quarter of 2007, minority interest, representing the minority shareholder’s proportionate interest in the Stendal mill’s income for the period, was €0.7 million, compared to its €6.0 million share of losses in the third quarter of 2006.
In the current quarter we decreased our provision for deferred income tax by approximately €7.0 million primarily as a result of the timing of realizing the benefit of certain tax deductible depreciation, as well as the tax consequence of the settlement of the Stendal EPC contract.
We reported net income from continuing operations for the third quarter of 2007 of €10.7 million, or €0.30 per basic and €0.26 per diluted share, which included an aggregate net unrealized loss of €1.1 million on our outstanding derivatives and an unrealized foreign exchange gain on our long-term debt. In the third quarter of 2006, we reported net income from continuing operations of €6.1 million, or €0.18 per basic and diluted share, which reflected a net loss of €15.2 million on our outstanding derivatives and an unrealized non-cash foreign exchange gain on our long-term debt.
We generated “Operating EBITDA” of €35.8 million and €48.2 million in the three months ended September 30, 2007 and 2006, respectively. Operating EBITDA has significant limitations as an analytical tool and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP. See the discussion of our results for the first nine months of 2007 for additional information relating to Operating EBITDA.
FORM 10-Q
QUARTERLY REPORT - PAGE 27

The following table provides a reconciliation of net income from continuing operations to operating income from continuing operations and Operating EBITDA for the periods indicated:

	Three Months Ended
	September 30,
	2007	2006
	(in thousands)
Net income from continuing operations	€10,706	€6,128
Minority interest	742	(5,976)
Income taxes	(6,869)	(2,532)
Interest expense	18,599	23,041
Investment income	(2,791)	(1,080)
Unrealized foreign exchange (gain) loss on debt	(4,626)	704
Derivative financial instruments, net loss	5,696	14,473

Operating income from continuing operations	21,457	34,758
Add: Depreciation and amortization	14,351	13,465

Operating EBITDA	€35,808	€48,223

Liquidity and Capital Resources
The following table is a summary of selected financial information for the periods indicated:

	As at	As at
	September 30,	December 31,
	2007	2006
	(in thousands)
Financial Position
Cash and cash equivalents	€69,441	€69,367
Working capital(1)	150,650	101,630
Property, plant and equipment	949,046	972,143
Total assets(1)	1,286,288	1,300,500
Long-term liabilities	890,984	963,791
Shareholders’ equity	270,915	218,801

(1)	Excluding assets and liabilities of discontinued operations.
As at September 30, 2007 and December 31, 2006, our cash and cash equivalents were €69.4 million. We also had €33.0 million of restricted cash in a debt service account related to the financing for the Stendal mill, compared to €57.0 million as at December 31, 2006. As at September 30, 2007, we had not drawn any amount under the €40.0 million Rosenthal revolving term credit facility and had drawn down approximately €15.5 million of the C$40.0 million Celgar revolving credit facility.
We expect to meet our interest and debt service expenses and the working and maintenance capital requirements for our operations from cash flow from operations, cash on hand and the two revolving working capital facilities for the Rosenthal and Celgar mills.
We currently expect to meet the capital requirements for the Stendal mill, including working capital, interest and principal service expenses through cash on hand, cash flow from operations and the Stendal Loan Facility (“Stendal Facility”). Pursuant to the Stendal Facility, Stendal established a restricted cash debt service reserve account, the target balance of which is the scheduled interest and principal payments for the ensuing year. Under the Stendal Facility, Stendal is currently restricted from making certain payments, including paying dividends to us and its other minority shareholder as it does not meet prescribed financial performance ratios and the debt service reserve account balance requirements.
FORM 10-Q
QUARTERLY REPORT - PAGE 28

Operating Activities
Operating activities in the first nine months of 2007 provided cash of €4.3 million, compared to providing cash of €33.3 million in the comparative period of 2006. An increase in receivables due primarily to higher sales used cash of €19.3 million in the first nine months of 2007, compared to an increase in receivables using cash of €14.9 million in the comparative period of 2006. An increase in inventories used cash of €31.1 million in the first nine months of 2007, most of which was due to a build up of fiber supply at our three mills. In 2006, a decrease in inventories provided cash of €11.9 million in the first nine months of 2006. An increase in accounts payable and accrued expenses provided cash of €5.6 million in the first nine months of 2007, compared to using cash of €0.1 million in the comparative period of 2006.
Working capital is subject to cyclical operating needs, the timing of collections and receivables and the payment of payables and expenses.
Investing Activities
Investing activities in the nine months ended September 30, 2007 provided cash of €25.4 million, primarily due to a drawdown of €24.0 million from our debt service reserve account under the Stendal Facility to repay principal. The repayment of notes receivable provided cash of €4.7 million. In the nine months ended September 30, 2006 investing activities used cash of €45.7 million primarily due to a drawdown under a tranche of the Stendal Facility to increase the restricted cash in Stendal’s debt service reserve account of €25.4 million.
Capital expenditures used cash of €2.7 million in the first nine months of 2007 compared to using cash of €24.0 million in the comparative period of 2006.
Financing Activities
Financing activities used cash of €30.8 million in the nine months ended September 30, 2007 primarily due to €33.9 million of principal repayments of the Stendal Facility in the first nine months of 2007. In the comparative period in 2006, financing activities used cash of €1.1 million primarily due to a net €4.0 million principal repayment of the Stendal Facility.
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
Contractual Obligations and Commitments
There were no material changes outside the ordinary course to any of our contractual obligations during the first nine months of 2007.
FORM 10-Q
QUARTERLY REPORT - PAGE 29

Capital Resources
In addition to our current revolving credit facilities for the Rosenthal and Celgar mills, we may seek to raise future funding in the debt markets if our indenture relating to our 9.25% senior notes permits, subject to compliance with the indenture. The indenture governing the senior notes provides that, in order for Mercer Inc. and its restricted subsidiaries (as defined in the indenture and which excludes the Stendal mill and, up to December 31, 2006, our discontinued operations) to enter into certain types of transactions, including the incurrence of additional indebtedness, the making of restricted payments and the completion of mergers and consolidations (other than, in each case, those specifically permitted by our senior note indenture), we must meet a minimum ratio of Indenture EBITDA to Fixed Charges as defined in the senior note indenture of 2.0 to 1.0 on a pro forma basis for the most recently ended four full fiscal quarters.
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
Foreign Currency
Our reporting currency is the Euro as the majority of our business transactions are denominated in Euros. However, we hold certain assets and liabilities in U.S. dollars and Canadian dollars. Accordingly, our consolidated financial results are subject to foreign currency exchange rate fluctuations.
We translate foreign denominated assets and liabilities into Euros at the rate of exchange on the balance sheet date. Unrealized gains or losses from these translations are recorded in our consolidated statement of comprehensive income and impact on shareholders’ equity on the balance sheet but do not affect our net earnings.
In the nine months ended September 30, 2007, we reported a net €29.9 million foreign exchange translation gain and, as a result, the cumulative foreign exchange translation gain reported within comprehensive income increased to €41.8 million at September 30, 2007 from €11.9 million at December 31, 2006.
Based upon the exchange rate at September 30, 2007, the U.S. dollar has decreased by approximately 11% in value against the Euro since September 30, 2006. See “Quantitative and Qualitative Disclosures about Market Risk”.
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
FORM 10-Q
QUARTERLY REPORT - PAGE 30

subsidiaries, Rosenthal and the Celgar mill. The Restricted Group excludes our Stendal mill and, up to December 31, 2006, our discontinued operations.
The following is a discussion of the results of operations and financial condition of the Restricted Group. For further information regarding the Restricted Group including, without limitation, a reconciliation to our consolidated results of operations, see Note 9 of our quarterly condensed consolidated financial statements included herein.
Restricted Group Results — Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006
Total revenues for the Restricted Group for the nine months ended September 30, 2007 increased to €310.8 million from €265.5 million in the comparative period of 2006, primarily because of higher pulp sales from the Rosenthal and Celgar mills and higher prices. Pulp sales realizations for the Restricted Group were €526 per ADMT on average in the nine months ended September 30, 2007 and €460 per ADMT in the comparative period of 2006. The increase in U.S. dollar based NBSK pulp prices was partially offset by the weakening of the U.S. dollar which decreased in value by approximately 8% against the Euro during the period.
Costs of sales and general, administrative and other expenses for the Restricted Group in the nine months ended September 30, 2007 increased to €281.4 million from €244.7 million in the comparative period of 2006, primarily as a result of increased fiber costs and higher sales volumes.
During the current period, we took an aggregate of 21 days scheduled annual maintenance downtime at our Rosenthal and Celgar mills. During the comparative period of 2006, our Rosenthal and Celgar mills took approximately 34 days of scheduled maintenance and strategic capital expenditure downtime, during which Rosenthal completed the installation of a new brownstock washer. In the fourth quarter of 2007, we have no scheduled maintenance downtime planned.
During the scheduled maintenance downtime at Celgar, we implemented the final phase of our Blue Goose capital project consisting of the dryer capacity expansion. These changes have shown improvements in production capacity and operational efficiencies, as evidenced by Celgar achieving daily, monthly and quarterly production records during the third quarter.
The markets and prices for emission allowances continue to be weak, and as a result our contribution to income from the sale of such emission allowances by our Rosenthal pulp mill in the first nine months of 2007 was €0.3 million, compared to €3.7 million in the comparative period of 2006.
Overall, fiber costs of the Restricted Group increased by approximately 47% in the first nine months of 2007 versus the same period of 2006 as a result of both a supply imbalance and increased demand. In Germany, the supply imbalance resulted from low harvesting levels in late 2005 and 2006 which were not made up during the course of the year. Increased demand in Germany resulted from higher consumption of wood residuals by renewable energy suppliers. A strong European lumber market at the beginning of 2007 provided some price relief in the latter part of the second quarter and in the third quarter. Overall, we currently expect fiber prices to be generally level for the balance of the year but continued weakness in lumber markets may put upward pressure on prices in early 2008.
FORM 10-Q
QUARTERLY REPORT - PAGE 31

Operating depreciation and amortization for the Restricted Group increased marginally to €21.1 million in the current period from €20.6 million in the comparative period of 2006.
In the first nine months of 2007, the Restricted Group reported operating income from continuing operations of €29.4 million, compared to €20.8 million in the first nine months of 2006, primarily as a result of improving pulp markets and prices, partially offset by higher fiber prices and a weakening U.S. dollar.
Interest expense for the Restricted Group in the nine months ended September 30, 2007 decreased to €21.4 million from €24.6 million in the same period last year.
In the current period of 2007, the Restricted Group recorded a foreign exchange gain on debt of €6.8 million, compared to a gain of €11.5 million in the comparative period of 2006.
In the first nine months of 2007 the Restricted Group increased the provision for deferred income tax by approximately €4.5 million, which is net of the realization of benefits on ceratin tax deductible depreciation.
For the nine months ended September 30, 2007, the Restricted Group reported net income from continuing operations of €13.6 million, compared to €2.7 million in the first nine months of 2006, primarily as a result of higher pulp prices and improved productivity and sales.
The Restricted Group generated “Operating EBITDA” of €50.6 million and €41.4 million in the nine months ended September 30, 2007 and 2006, respectively. Operating EBITDA is defined as operating income (loss) from continuing operations plus depreciation and amortization and non-recurring capital asset impairment charges. Operating EBITDA for the Restricted Group is calculated by adding depreciation and amortization to the operating income from continuing operations of €21.3 million and €20.6 million for the nine months ended September 30, 2007 and 2006, respectively.
Operating EBITDA has significant limitations as an analytical tool, and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. See the discussion of Mercer’s results for the nine months ended September 30, 2007 for additional information relating to such limitations and Operating EBITDA.
FORM 10-Q
QUARTERLY REPORT - PAGE 32

The following table provides a reconciliation of net income from continuing operations to operating income from continuing operations and Operating EBITDA for the Restricted Group for the periods indicated:

	Nine Months Ended
	September 30,
	2007	2006
	(in thousands)
Restricted Group
Net income from continuing operations(1)	€13,573	€2,687
Income taxes	4,933	8,286
Interest expense	21,414	24,602
Investment and other income	(3,761)	(3,261)
Unrealized foreign exchange gain on debt	(6,808)	(11,469)

Operating income from continuing operations	29,351	20,845
Add: Depreciation and amortization	21,274	20,580

Operating EBITDA(1)	€50,625	€41,425

(1)	See Note 9 of the condensed consolidated financial statements included elsewhere herein for a reconciliation to our consolidated results.
Restricted Group Results — Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006
Total revenues for the Restricted Group for the three months ended September 30, 2007 increased to €106.5 million from €95.8 million in the comparative quarter of 2006, primarily because of higher pulp sales from both the Celgar and Rosenthal mills and higher prices. Pulp sales realizations for the Restricted Group were €528 per ADMT on average in the three months ended September 30, 2007 and €491 per ADMT in the comparative quarter of 2006. The increase in U.S. dollar based NBSK pulp prices was partially offset by the weakening of the U.S. dollar which decreased in value by approximately 7% versus the Euro.
Costs of sales and general, administrative and other expenses for the Restricted Group in the three months ended September 30, 2007 increased to €95.6 million from €75.4 million in the comparative quarter of 2006, primarily as a result of increased fiber costs and higher sales volumes.
During the current period, we took an aggregate of 9 days scheduled annual maintenance downtime at our Rosenthal mill. During the comparative period of 2006, our Rosenthal and Celgar mills took approximately 1 day of maintenance and strategic capital expenditure downtime, during which Rosenthal completed the installation of a new brownstock washer.
We recorded no contribution to income from the sale of such emission allowances in the third quarter of 2007 or in the comparative period of 2006.
Overall, fiber costs of the Restricted Group increased by approximately 35% in the third quarter of 2007 versus the same period in 2006 as a result of both a supply imbalance and increased demand. In Germany, the supply imbalance resulted from low harvesting levels in late 2005 and 2006 which were not made up during the course of the year. Increased demand in Germany resulted from higher consumption of wood residuals by renewable energy suppliers. A strong European lumber market provided some marginal price relief during the current quarter. Overall, we currently expect fiber prices to be generally level for the balance of the year but continued weakness in lumber markets may put upward pressure on prices in early 2008.
FORM 10-Q
QUARTERLY REPORT - PAGE 33

Operating depreciation and amortization for the Restricted Group increased to €7.4 million in the current quarter from €6.4 million in the comparative quarter of 2006.
In the third quarter of 2007, the Restricted Group reported operating income from continuing operations of €11.0 million, compared to operating income from continuing operations of €20.4 million in the third quarter of 2006. The decrease was primarily as a result of the negative impact of higher fiber costs and the accelerated weakening of the U.S. dollar, particularly against the Canadian dollar.
Interest expense for the Restricted Group in the three months ended September 30, 2007 decreased to €7.0 million from €8.2 million in the year ago period.
In the current quarter of 2007, the Restricted Group recorded a foreign exchange gain on debt of €4.5 million, compared to a loss of €0.7 million in the comparative quarter of 2006.
In the current quarter, the Restricted Group increased the provision for deferred income tax by approximately €0.8 million, which is net of the realization of benefits on certain tax deductible depreciation.
For the three months ended September 30, 2007, the Restricted Group reported net income from continuing operations of €9.0 million, compared to income of €11.3 million in the three months ended September 30, 2006, primarily as a result of higher pulp prices and improved results at our Celgar mill, which were more than offset by higher fiber prices and the weakening U.S. dollar.
The Restricted Group generated “Operating EBITDA” of €18.4 million and €26.8 million in the three months ended September 30, 2007 and 2006, respectively. Operating EBITDA is defined as operating income (loss) from continuing operations plus depreciation and amortization and non-recurring capital asset impairment charges. Operating EBITDA for the Restricted Group is calculated by adding depreciation and amortization to the operating income (loss) from continuing operations of €7.5 million and €6.4 million for the three months ended September 30, 2007 and 2006, respectively.
Operating EBITDA has significant limitations as an analytical tool, and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. See the discussion of Mercer’s results for the nine months ended September 30, 2007 for additional information relating to such limitations and Operating EBITDA.
FORM 10-Q
QUARTERLY REPORT - PAGE 34

The following table provides a reconciliation of net income from continuing operations to operating income from continuing operations and Operating EBITDA for the Restricted Group for the periods indicated:

	Three Months Ended
	September 30,
	2007	2006
	(in thousands)
Restricted Group
Net income from continuing operations(1)	€9,043	€11,299
Income taxes	783	1,381
Interest expense	6,996	8,160
Investment and other income	(1,321)	(1,142)
Unrealized foreign exchange (gain) loss on debt	(4,545)	704

Operating income from continuing operations	10,956	20,402
Add: Depreciation and amortization	7,486	6,383

Operating EBITDA(1)	€18,442	€26,785

(1)	See Note 9 of the condensed consolidated financial statements included elsewhere herein for a reconciliation to our consolidated results.
Liquidity and Capital Resources of the Restricted Group
The following table is a summary of selected financial information for the Restricted Group for the periods indicated:

	As at	As at
	September 30,	December 31,
	2007	2006
	(in thousands)
Restricted Group Financial Position(1)
Cash and cash equivalents	€48,993	€39,078
Working capital(2)	110,905	74,961
Property, plant and equipment	395,864	408,957
Total assets(2)	630,846	609,515
Long-term liabilities	312,235	318,728
Shareholders’ equity	273,515	243,949

(1)	See Note 9 of the condensed consolidated financial statements included elsewhere herein for a reconciliation to our consolidated results.

(2)	Excluding assets and liabilities of discontinued operations.
At September 30, 2007, the Restricted Group had cash and cash equivalents of €49.0 million, compared to €39.1 million at December 31, 2006. At September 30, 2007, the Restricted Group had working capital of €110.9 million.
We expect the Restricted Group to meet its interest and debt service expenses and meet the working and maintenance capital requirements for its current operations from cash flow from operations, cash on hand and the revolving working capital loan facilities for the Rosenthal and Celgar mills. As at September 30, 2007, we had not drawn any amount under the Rosenthal revolving term credit facility and had drawn down to approximately €15.5 million under the C$40 million Celgar revolving credit facility.
FORM 10-Q
QUARTERLY REPORT - PAGE 35

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
For information about both our significant and critical accounting policies, see our annual report on Form 10-K for the year ended December 31, 2006.
New Accounting Standards
See Notes 1 and 7 to the Company’s condensed consolidated financial statements included in Item 1.
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
QUARTERLY REPORT - PAGE 36

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
Demand for pulp has historically been determined by the level of economic growth and has been closely tied to overall business activity. Although pulp prices have improved commencing in the latter part of 2005 and through the third quarter of 2007, we cannot predict the impact of future economic weakness in certain world markets or the impact of war, terrorist activity or other events on our markets.
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
QUARTERLY REPORT - PAGE 37

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
In the first quarter of 2005, Stendal entered into currency swaps to convert a portion of its indebtedness under the Stendal Facility from Euros into U.S. dollars and certain currency forwards. In April 2005, Stendal entered into a currency swap to convert the balance of its long-term indebtedness under the Stendal Facility from Euros into U.S. dollars. During the first nine months of 2007, we recorded an unrealized €12.2 million net gain before minority interests upon the marked to market valuation of such derivatives compared to a net unrealized gain of €76.3 million in the comparative period of 2006.
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
QUARTERLY REPORT - PAGE 38

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
FORM 10-Q
QUARTERLY REPORT - PAGE 39

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
In October 2005, our wholly owned subsidiary, Zellstoff Celgar Limited, received a re-assessment for real property transfer tax payable in British Columbia, Canada, in the amount of approximately €3.3 million (C$4.7 million) in connection with the transfer of the land where the Celgar mill is situated. The Company is contesting the assessment and the amount, if any, that may be payable in connection therewith is not yet determinable.
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
QUARTERLY REPORT - PAGE 40

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERCER INTERNATIONAL INC.
By:	/s/ David M. Gandossi
David M. Gandossi
Secretary and Chief Financial Officer

Date: November 6, 2007
FORM 10-Q
QUARTERLY REPORT - PAGE 41