Form 10-K
period 2007-12-31
MERCER INTERNATIONAL INC.
filed 2008-02-25
CIK 1333274

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________

Commission File No.: 1333274

MERCER INTERNATIONAL INC.
Exact name of Registrant as specified in its charter

Washington State or other jurisdiction of incorporation or organization	47-0956945 IRS Employer Identification No.

Suite 2840, 650 West Georgia Street, Vancouver, British Columbia, Canada, V6B 4N8
Address of Office

Registrant’s telephone number including area code: (604) 684-1099
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

Common Stock
Title of Class

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes     ☑ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Act.  ☐ Yes     ☑ No

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes     ☑ No

The aggregate market value of the Registrant’s voting and non-voting common equity held by non-affiliates of the Registrant as of June 30, 2007, the last business day of the Registrant’s most recently completed second fiscal quarter, based on the closing price of the voting stock on the NASDAQ Global Market on such date, was approximately $36,893,075.

As of February 21, 2008, the Registrant had 36,285,027 shares of common stock, $1.00 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information that will be contained in the definitive proxy statement for the Registrant’s annual meeting to be held in 2008 is incorporated by reference into Part III of this Form 10-K.

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

	Years Ended December 31,
	2007	2006	2005	2004	2003
			(€/$)

End of period	0.6848	0.7577	0.8445	0.7942	0.7938
High for period	0.7750	0.8432	0.8571	0.8473	0.9652
Low for period	0.6729	0.7504	0.7421	0.7339	0.7938
Average for period	0.7294	0.7962	0.8033	0.8040	0.8838
			(C$/$)
End of period	0.9881	1.1653	1.1659	1.2034	1.2923
High for period	0.9168	1.0989	1.1507	1.1775	1.2923
Low for period	1.1852	1.1726	1.2704	1.3970	1.5751
Average for period	1.0740	1.1344	1.2116	1.3017	1.3916

On February 21, 2008, the Noon Buying Rate for the conversion of Euros and Canadian dollars to U.S. dollars was €0.6751 per U.S. dollar and C$1.0083 per U.S. dollar.

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

	Years Ended December 31,
	2007	2006	2005	2004	2003
			(C$/€)

End of period	1.4428	1.5377	1.3805	1.6292	1.6280
High for period	1.3448	1.3523	1.3576	1.5431	1.4967
Low for period	1.5628	1.5377	1.6400	1.6915	1.6643
Average for period	1.4690	1.4244	1.5095	1.6169	1.5826

On February 21, 2008, the noon rate for the conversion of Canadian dollars to Euros was C$1.4940 per Euro.

PART I

ITEM 1.	BUSINESS

In this document, please note the following:

•	references to “we”, “our”, “us”, the “Company” or “Mercer” mean Mercer International Inc. and its subsidiaries, unless the context clearly suggests otherwise, and references to “Mercer Inc.” mean Mercer International Inc. excluding its subsidiaries;

•	references to “ADMTs” mean air-dried metric tonnes;

•	information is provided as of December 31, 2007, unless otherwise stated or the context clearly suggests otherwise;

•	all references to monetary amounts are to “Euros”, the lawful currency adopted by most members of the European Union, unless otherwise stated; and

•	‘‘€” refers to Euros; “$” refers to U.S. dollars; and “C$” refers to Canadian dollars.

The Company

General

Mercer Inc. is a Washington corporation and our shares of common stock are quoted and listed for trading on the NASDAQ Global Market (MERC) and the Toronto Stock Exchange (MRI.U). We converted our corporate form from a Washington business trust to a corporation effective March 1, 2006 without effecting any change in our business, management, accounting practices, assets or liabilities.

We operate in the pulp business and are the second largest producer of market northern bleached softwood kraft, or “NBSK”, pulp in the world. We are the sole kraft pulp producer, and the only producer of pulp for resale, known as “market pulp”, in Germany, which is the largest pulp import market in Europe. We also have significant sales to Asia, including China, which is the region with the fastest rate of growth in demand. Our operations are currently located in eastern Germany and western Canada. We currently employ approximately 1,076 people at our German operations, 396 people at our Celgar mill in western Canada and 18 people at our office in Vancouver, British Columbia, Canada. We operate three NBSK pulp mills with a consolidated annual production capacity of approximately 1.4 million ADMTs:

•	Rosenthal mill. Our wholly-owned subsidiary, Rosenthal, owns and operates a modern, efficient ISO 9002 certified NBSK pulp mill that has a current annual production capacity of approximately 325,000 ADMTs. The Rosenthal mill is located near the town of Blankenstein, Germany.

•	Stendal mill. Our 70.6% owned subsidiary, Stendal, completed construction of a new, state-of-the-art, single-line NBSK pulp mill in September 2004, which had an initial annual production capacity of approximately 552,000 ADMTs. The addition of two new digesters in December 2005, along with other measures, increased its current annual production capacity to approximately 620,000 ADMTs. The Stendal mill is situated near the town of Stendal, Germany, approximately 300 kilometers north of the Rosenthal mill.

•	Celgar mill. Our wholly owned subsidiary, Celgar, owns and operates the Celgar mill, a modern, efficient ISO 9001 certified NBSK pulp mill that had an annual production capacity of approximately 430,000 ADMTs when it was acquired in February 2005. A capital project completed in 2007 and other measures have increased the mill’s current annual production capacity to approximately 480,000 ADMTs. The Celgar mill is located near the city of Castlegar, British Columbia, Canada, approximately 600 kilometers east of the port city of Vancouver, British Columbia, Canada.

We have a global sales and marketing team that handles sales to over 140 customers. As a result of the close proximity of our mills to customers and our global platform, we can service our customers on a worldwide basis.

History and Development of Business

We originally invested in various real estate assets with the intention of becoming a real estate investment trust, but in 1985 changed our operational direction to acquiring controlling interests in operating companies. We acquired our initial pulp and paper operations in 1993.

In late 1999, we completed a major capital project which, among other things, converted the Rosenthal mill to the production of kraft pulp from sulphite pulp, increased its annual production capacity from approximately 160,000 ADMTs to approximately 280,000 ADMTs, reduced costs and improved efficiencies. The aggregate cost of this conversion project was approximately €361.0 million, of which approximately €102.0 million was financed through government grants. Subsequent minor capital investments and efficiency improvements have reduced emissions and energy costs and increased the Rosenthal mill’s annual production capacity to approximately 325,000 ADMTs.

In September 2004, we completed construction of the Stendal mill at an aggregate cost of approximately €1.0 billion. The Stendal mill is one of the largest NBSK pulp mills in Europe. The Stendal mill was financed through a combination of government grants totaling approximately €275 million, low-cost, long-term project debt which is largely severally guaranteed by the federal government and a state government in Germany, and equity contributions. We initially had a 63.6% ownership interest in Stendal and, in October 2006, increased our interest to 70.6% by acquiring a 7% minority interest therein for €8.1 million. We may in the future seek to acquire all of the remaining 29.4% minority interest in the Stendal mill.

The Stendal mill was constructed under a €716.0 million fixed-price turn-key engineering, procurement and construction, or “EPC”, contract between Stendal and the EPC contractor. Under the contract, the EPC contractor was responsible for all planning, design, engineering, procurement, construction and testing in connection with the build-out and start-up of the mill. Pursuant to the EPC contract, construction of the Stendal mill was completed substantially on its planned schedule and budget in September 2004. Such completion meant that the construction and installation of all equipment and works were essentially finished and final checks occurred so that continuous production from the mill could commence. The mill then underwent extensive testing and evaluation to determine whether certain performance requirements had been met. Although the tests were generally successful, the EPC contractor agreed in the first quarter of 2005 to implement certain remedial measures at the mill, including the installation of two additional digesters and related equipment, improvements to the non-condensable gas, or “NCG”, boiler and water treatment plant. These digesters enhanced the reliability and overall operating performance of the Stendal mill and, along with other measures, increased its annual production capacity to approximately 620,000 ADMTs. The two additional digesters had a capital cost of approximately €8.0 million, of which we paid €2.0 million and the balance was paid by the EPC contractor and certain suppliers.

Subsequently, each department of the mill was tested on a stand-alone basis for compliance with its design specifications. Based upon such testing, Stendal made a number of warranty claims. In September 2007, Stendal concluded a final settlement of substantially all outstanding matters with its contractors under the EPC contract while still maintaining existing warranties. Pursuant to the settlement, Stendal received a payment of approximately €11.0 million.

We, Stendal and its minority shareholder are parties to a shareholders’ agreement dated August 26, 2002, as amended, to govern our respective interests in Stendal. The agreement contains terms and conditions customary for these types of agreements, including restrictions on transfers of share capital and shareholder loans other than to affiliates, rights of first refusal on share and shareholder loan transfers, pre-emptive rights and piggyback rights on dispositions of our interest. The shareholders are not obligated to fund any further equity capital contributions to the project. The shareholders’ agreement provides that Stendal’s managing directors may be appointed by holders of a simple majority of its share capital. Further, shareholder decisions, other than those mandated by law or for the provision of financial assistance to a shareholder, are determined by a simple majority of Stendal’s share capital.

A significant portion of the capital investments at our German pulp mills, including the construction of the Stendal mill, were financed through government grants. Since 1999, our German pulp mills have benefited from an aggregate €383.0 million in government grants. These grants are not reported in our income. These grants reduce the cost basis of the assets purchased when the grants are received. See “— Capital Expenditures”.

In February 2005, we acquired the Celgar mill for $210.0 million, of which $170.0 million was paid in cash and $40.0 million was paid in our shares, plus $16.0 million for the defined working capital at the mill on closing. The Celgar mill was completely rebuilt in the early 1990s through a C$850.0 million modernization and expansion project, which transformed it into a low-cost producer.

In 2007, we completed a C$28.0 million capital project commenced in 2005 which improved efficiencies and reliability and, with other measures, increased the Celgar mill’s annual production capacity to 480,000 ADMTs.

We previously operated two paper mills in Germany that had an aggregate annual production capacity of approximately 70,000 ADMTs. We viewed these as non-core operations and divested them in 2006 and account for this business as discontinued operations. As a result, certain previously reported amounts and the financial statements and related notes herein have been reclassified to conform to the current presentation. In 2006, we also divested our equity interest in a non-consolidated specialty paper mill in Switzerland. These divestitures were effected so that we could focus on our core pulp business.

Organizational Chart

The following chart sets out our directly and indirectly owned principal operating subsidiaries, their jurisdictions of organization and their principal activities:

Competitive Strengths

Our competitive strengths include the following:

•	Modern Low-Cost Mills. We operate three large, modern, low-cost NBSK pulp mills that produce high-quality NBSK pulp which is a premium grade of kraft pulp. The relative age and production capacity of our NBSK pulp mills provide us with certain manufacturing cost advantages over many of our competitors including lower maintenance capital expenditures. Through focused capital expenditures and other measures, we have increased the aggregate production capacity of our mills by over 133,000 ADMTs over the last two years.

•	Customer Proximity and Service. We are the only producer of market pulp in Germany, which is the largest pulp import market in Europe. Due to the proximity of our German mills to most of our European customers, we benefit from lower transportation costs relative to our major competitors. Our Celgar mill, located in western Canada, is well situated to serve Asian and North American customers. We primarily work directly with customers to capitalize on our geographic diversity, coordinate sales and enhance customer relationships. We believe our ability to deliver high quality pulp on a timely basis and our customer service makes us a preferred supplier for many customers.

•	Advantageous Capital Investments and Financing. Our German mills are eligible to receive government grants in respect of qualifying capital investments. Over the last eight years, our German mills have benefited from approximately €383.0 million of such government grants. These grants are not reported in our income but reduce the cost basis of the assets purchased when the grants are received. During the last eight years, capital investments at our German mills have reduced the amount of overall wastewater fees that would otherwise be payable by over €37 million. Further, our Stendal mill benefits from German governmental guarantees of its project financing which permitted it to obtain better terms and lower costs than would otherwise be available. The project debt of Stendal has fixed its interest cost, including fees and margin, at a rate of approximately 5.3% per annum plus applicable margins, a 15-year term and matures in 2017. Such debt of Stendal is non-recourse to our other operations and Mercer Inc.

•	Renewable and Surplus Energy. Our modern mills generate electricity and steam in their boilers and are generally energy self-sufficient. Such energy is primarily produced from wood residuals which are a renewable carbon neutral source. This has permitted our German mills to benefit from the sales of emission allowances. All of our mills also generate surplus energy which we sell to third parties to reduce our operating costs. We believe our generation of renewable “green” energy, high energy prices and surplus power provides us with a competitive energy advantage.

•	Competitive Fiber Supply. Although fiber is cyclical in both price and supply, there is a significant amount of high-quality fiber within a close radius of each of our mills. This fiber supply, combined with our purchasing power, enables us to enter into contracts and arrangements which have generally provided us with a competitive fiber supply.

Corporate Strategy

Our corporate strategy is to create shareholder value by focusing on the expansion of our asset and earnings base. Key features of our strategy include:

•	Focusing on NBSK Market Pulp. We focus on NBSK pulp because it is a premium grade kraft pulp and generally obtains the highest price relative to other kraft pulps. Although demand is cyclical, worldwide demand for kraft market pulp has grown at an average of approximately 3% per annum over the last ten years with higher growth rates in certain markets such as Asia, in particular China, and eastern Europe.

•	Operating Modern, World Class Mills. In order to keep our operating costs as low as possible, with a goal of operating profitably in all market conditions, we operate large, modern NBSK pulp mills. We believe such production facilities provide us with the best platform to be an efficient, low-cost producer of high-quality NBSK pulp without the need for significant sustaining capital.

•	Improving Efficiency and Reducing Operating Costs. We continually focus on increasing productivity and efficiency through cost reduction initiatives and targeted capital investments. We seek to make high return capital investments that increase production and efficiency, reduce costs and improve product quality. At our German mills, certain of these capital investments qualify for government grants and some offset wastewater fees that would otherwise be payable. We also seek to reduce operating costs by better managing certain operating activities such as fiber procurement, sales and marketing and customer service. We coordinate these activities at our mills to realize on potential synergies among them.

•	Maximizing Energy Realizations. In 2007, our mills generated over 50 megawatts of surplus energy, primarily from a renewable carbon-neutral source. We are pursuing several initiatives to increase our overall energy generation and the amount of and price for our surplus power sales. Such initiatives include targeted high return capital projects to increase generation and connectivity to the electric grid. They also include working with stakeholders to have our surplus energy recognized as “green” energy and enhancing the supply of wood residuals.

•	Pursuing Growth. We pursue growth through organic growth and acquisitions primarily in Europe and North America. We pursue organic growth through active management and targeted capital expenditures designed to produce a high return by increasing production, reducing costs and improving quality. We seek to acquire interests in companies and assets in the pulp industry and related businesses where we can leverage our experience and expertise in adding value through a focused management approach and our global production, maintenance, procurement and sales expertise. We view these types of acquisitions, which can occur at significant discounts to replacement costs, as having the ability to generate strong value.

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

The market value of kraft pulp depends in part on the fiber used in the production process. There are two primary species of wood used as fiber: softwood and hardwood. Softwood species generally have long, flexible fibers which add strength to paper while fibers from species of hardwood contain shorter fibers which lend bulk and opacity. Generally, prices for softwood pulp are higher than for hardwood pulp. Currently, the kraft pulp market is roughly evenly split between softwood and hardwood grades. Most uses of market kraft pulp, including fine printing papers, coated and uncoated magazine papers and various tissue products, utilize a mix of softwood and hardwood grades to optimize production and product qualities. In recent years, production of hardwood pulp, based on fast growing plantation fiber primarily from Asia and South America, has increased much more rapidly than that of softwood grades that have longer growth cycles. As a result of the growth in supply and lower costs, kraft pulp customers in recent years have substituted some of the pulp content in their products to hardwood pulp. Counteracting customers’ increased proportionate usage of hardwood pulp has been the requirement for strength characteristics in finished goods. Paper and tissue makers focus on higher machine speeds and lower basis weights for publishing papers which also require the strength characteristics of softwood pulp. We believe that the ability of kraft pulp users to further substitute hardwood for softwood pulp is limited by such requirements.

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

Kraft pulp can be made in different grades, with varying technical specifications, for different end uses. High-quality kraft pulp is valued for its reinforcing role in mechanical printing papers, while other grades of kraft pulp are used to produce lower priced grades of paper, including tissues and paper related products.

Markets

We believe that over 125 million ADMTs of kraft pulp are converted annually into printing and writing papers, tissues, cartonboards and other white grades of paper and paperboard around the world. Approximately 70% of this pulp is produced for internal purposes by integrated paper and paperboard manufacturers, and approximately 30% is produced for sale on the open market.

Although demand is cyclical, worldwide demand for kraft market pulp has grown at an average rate of approximately 3% annually over the last ten years. The growth rate for NBSK pulp reflects this continuing demand.

Western Europe accounts for approximately 35% of global market pulp demand with a growth rate of approximately 1% annually over the past ten years. Within Europe, Germany, with its large economy and sizable paper industry, has historically been the largest pulp market relying largely on imports from North America and Scandinavia.

Demand for market pulp in Asia has been growing at approximately 5% annually over the past 10 years and currently accounts for approximately 34% of global demand. This demand growth has primarily been driven by increasing per capita consumption. Demand for NBSK market pulp in China has grown at a rate of approximately 15% per year over the last ten years. China, which accounted for 4% of world market kraft pulp demand in 1996 now accounts for 14% of world demand. Canada is the largest exporter to this region.

We expect Europe and Asia to continue to be significant net importers of pulp in the foreseeable future. The markets for kraft pulp are cyclical in nature and demand for kraft pulp is related to global and regional levels of economic activity. A measure of demand for kraft pulp is the ratio obtained by dividing the worldwide demand of kraft pulp by the worldwide capacity for the production of kraft pulp, or the “demand/capacity ratio”. An increase in this ratio generally occurs when there is an increase in global and regional levels of economic activity. An increase in this ratio generally indicates greater demand as consumption increases, which generally results in rising kraft pulp prices, a build-up of inventories by buyers and a reduction by producers. As prices continue to rise, producers continue to run at higher operating rates. However, an adverse change in global and regional levels of economic activity generally negatively affects demand for kraft pulp, often leading to a high level of inventory build-up by buyers. Falling demand is precipitated by buyers generally reducing their purchases and relying on inventories of kraft pulp, and, in turn, many producers will run at lower operating rates by taking downtime to limit the build-up of their own inventories. The demand/capacity ratio was approximately 96% in 2006 and approximately 93% in 2005.

We do not believe there are any significant new NBSK pulp production capacity increases coming online in the next several years due in part to fiber supply constraints and high capital costs.

Competition

Pulp markets are large and highly competitive. Producers ranging from small independent manufacturers to large integrated companies produce pulp worldwide. Our pulp and customer services compete with similar products manufactured and distributed by others. Many factors influence our competitive position. These factors include price, service, quality and convenience of location. Some of our competitors are larger than we are in certain markets and have greater financial resources. These resources may afford those competitors more purchasing power, increased financial flexibility, more capital resources for expansion and improvement and enable them to compete more effectively.

Our key NBSK pulp competitors are principally located in northern Europe and Canada. In 2007, our largest competitors included Södra Cell International, Canfor Pulp Income Trust and Pope & Talbot, Inc.

NBSK Pulp Pricing

Global economic conditions, changes in production capacity, inventory levels, and currency exchange rates are the primary factors affecting NBSK pulp list prices. Prices are cyclical and the average annual European list prices for NBSK pulp since 1990 have ranged from a low of approximately $444 per ADMT in 1993 to a high of approximately $985 per ADMT in 1995.

In 2005, list prices for NBSK pulp started the year at approximately $625 per ADMT but declined primarily due to the strengthening of the U.S. dollar to $600 per ADMT in Europe at the end of the year. Pulp prices increased steadily in 2006 and 2007 primarily as a result of the closure of several pulp mills, particularly in North America, which reduced NBSK capacity by approximately 1.2 million ADMTs, better demand and the general weakness of the U.S. dollar against the Euro and the Canadian dollar. At the end of 2007, list prices for NBSK pulp in Europe had increased to $870 per ADMT.

A producer’s sales realizations will reflect customer discounts, commissions and other items and prices will continue to fluctuate in the future. While there are differences between NBSK list prices in Europe, North America and Asia, European prices are generally regarded as the global benchmark and pricing in other regions tends to follow European trends. The nature of the pricing structure in Asia is different in that, while quoted list prices tend to be lower than Europe, customer discounts and commissions tend to be lower resulting in net sales realizations that are generally similar to other markets.

The majority of market NBSK pulp is produced and sold by North American and Scandinavian, or “Norscan”, producers, while the price of NBSK pulp is generally quoted in U.S. dollars. As a result, NBSK pricing is affected by fluctuations in the currency exchange rates for the U.S. dollar versus the Canadian dollar and the Euro. NBSK pulp price increases over the last two years have in large part been offset by the weakening of the U.S. dollar.

The following chart sets out the changes in list prices for NBSK pulp in Europe and the value of the U.S. dollar to the Euro and the Canadian dollar for the periods indicated.

Price Delivered to N. Europe (C$ and € equivalent indexed to 2000)

Source: RISI, Federal Reserve Bank of New York and Bank of Canada

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

The heat produced by the recovery boiler is used to generate high-pressure steam. Additional steam is generated by a power boiler through the combustion of biomass consisting of bark and other wood residues from sawmills and our woodrooms and residue generated by the effluent treatment system. Additionally, during times of upset, we may use natural gas to generate steam. The steam produced by the recovery and power boilers is used to power a turbogenerator to generate electricity, as well as to provide heat for the digesting and pulp drying processes.

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

Kraft pulp is valued for its reinforcing role in mechanical printing papers and is sought after by producers of paper for the publishing industry, primarily for magazines and advertising materials. Kraft pulp produced for reinforcement fibers is considered the highest grade of kraft pulp and generally obtains the highest price. Through a focused technical and marketing effort, we have changed the mix of the kraft pulp that we produce at the Rosenthal mill to substantially increase our relative amount of reinforcement fibers from approximately 16% at the beginning of 2000 to approximately 59% at the end of 2007. The Rosenthal mill produces pulp for reinforcement fibers to the specifications of certain of our customers. We believe that a number of our customers consider us their supplier of choice. For more information about the facilities at the Rosenthal mill, see “Item 2 — Properties”.

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

The Celgar mill produces high quality kraft pulp that is made from a unique blend of slow growing/long-fiber western Canadian tree species. It is used in the manufacture of high-quality paper and tissue products. We believe the Celgar mill’s pulp is known for its excellent product characteristics, including tensile strength, wet strength and brightness. The Celgar mill is a long-established supplier to paper producers in Asia. For more information about the facilities at the Celgar mill, see “Item 2 — Properties”.

Operating Costs

Our major costs of production are labor, fiber, energy and chemicals. Fiber comprised of wood chips and pulp logs is our most significant operating expense. Given the significance of fiber to our total operating expenses and our limited ability to control its costs, compared with our other operating costs, volatility in fiber costs can materially affect our margins.

Labor

Our labor costs tend to be generally steady, with small overall increases due to inflation in wages and health care costs. Over the last three years, we have been able to generally offset such increases by increasing our efficiencies and production and streamlining operations.

Fiber

Our mills are situated in regions which generally provide a relatively stable supply of fiber. The fiber consumed by our mills consist of wood chips produced by sawmills and pulp logs, which are cyclical in both price and supply. Wood chips are small pieces of wood used to make pulp and are a by-product of either wood residuals from sawmills or logs or pulp logs chipped especially for this purpose. Pulp logs consist of lower quality logs not used in the production of lumber.

Generally, the cost of wood chips and pulp logs are primarily affected by the supply and demand for lumber. Additionally, regional factors can also have a material effect on both the supply, demand and price for fiber.

In Germany, since 2006, the price and supply of wood chips has been affected by increasing demand from alternative or renewable energy producers, changes in supply resulting from weather conditions and government initiatives and a move to increase harvesting levels. High energy prices, along with initiatives by European governments to promote the use of wood as a carbon neutral energy, have increased demand for wood usage for energy production and for wood fiber. This non-traditional demand for fiber is expected to continue and has, and will continue to, put upward pressure on fiber prices.

Weather patterns have also had a significant effect on short-term fiber supply and pricing. Severe winter storms in central Europe, including Germany, in January 2007 resulted in significant damage to the forests. We believe the damage to forests in Germany was in excess of 25 million solid cubic meters of wood. As the damaged forests were harvested as rapidly as possible to preserve the value of the wood, its availability tempered and moderated fiber prices in the second half of 2007.

Effective July 1, 2007, the Russian government raised tariffs on the export of sawmill and pulp wood to 20% and has announced that it will be implementing additional increases to 25% in April 2008. Russia has also announced it will be seeking further increases in 2009. This is expected to reduce the export of Russian wood to Europe, in particular to Scandinavian producers who import a significant amount of their wood from Russia, and is expected to put upward pressure on pricing as such producers try to replace these volumes from other regions.

Offsetting some of the increases in demand for wood fiber have been initiatives in which we and other producers are participating to increase harvest levels in Germany, particularly from small private forest owners. We believe that Germany has the highest availability of softwood forests suitable for harvesting and manufacturing. Private ownership of such forests is approximately 50%. Many of these forest ownership stakes are very small and have been harvested at rates much lower than their rate of growth.

In British Columbia, in 2007, the supply of wood fiber was materially affected by the weakness in the U.S. housing market which resulted in a significant reduction in lumber production in the Province. On the fiber demand side, although it is not nearly as advanced as Europe, there is growing interest in British Columbia for renewable or “green” energy. These initiatives, which are likely to increase over time, are expected to create additional competition for fiber.

We believe we are the largest consumer of wood chips and pulp logs in Germany and often provide the best, long-term economic outlet for the sale of wood chips in eastern Germany. We coordinate the wood procurement activities for our German mills to reduce overall personnel and administrative costs, provide greater purchasing power and coordinate buying and trading activities. This coordination and integration of fiber flows also allows us to optimize transportation costs, and the species and fiber mix for both mills.

In 2007, the Rosenthal mill consumed approximately 1.8 million cubic meters of fiber. Approximately 63%, or approximately 1.1 million cubic meters, of such consumption was in the form of sawmill wood chips. The balance of approximately 37%, or approximately 0.7 million cubic meters, was in the form of pulp logs. The wood chips for the Rosenthal mill are sourced from approximately 21 sawmills located in the states of Bavaria, Saxony and Thüringia and are within a 150 kilometer radius of the Rosenthal mill. Within this radius, the Rosenthal mill is the largest consumer of wood chips. Given its location and size, the Rosenthal mill is often the best economic outlet for the sale of wood chips in the area. Approximately 95% of the fiber consumed by the Rosenthal mill is spruce and the remainder is pine. While fiber costs and supply are subject to cyclical changes largely in the sawmill industry, we expect that we will be able to continue to obtain an adequate supply of fiber on reasonably satisfactory terms for the Rosenthal mill due to its location and our long-term relationships with suppliers. We have not historically experienced any significant fiber supply interruptions at the Rosenthal mill.

Wood chips for the Rosenthal mill are normally sourced from sawmills under one year or quarterly supply contracts with fixed volumes, which provide for price adjustments. More than 85% of our chip supply is sourced from suppliers with which we have a long-standing relationship. We generally enter into annual contracts with such suppliers. Pulp logs are sourced from the state forest agencies in Thüringia, Saxony and Bavaria on a contract basis and partly from private holders on the same basis as wood chips. Like the wood chip supply arrangements, these contracts tend to be of less than one-year terms with quarterly adjustments for market pricing. We organize the harvesting of pulp logs sourced from the state agencies in Thüringia, Saxony and Bavaria after discussions with the agencies regarding the quantities of pulp logs that we require.

In 2007, the Stendal mill consumed approximately 3.0 million cubic meters of fiber. Approximately 30% of such fiber was in the form of sawmill wood chips and approximately 70% in the form of pulp logs. The core wood supply region for the Stendal mill includes most of the northern part of Germany within an approximate 300 kilometer radius of the mill. We also purchase wood chips from southwestern and southern Germany. The fiber base in the wood supply area for the Stendal mill consisted of approximately 40% pine and 60% spruce and other species in 2007. The Stendal mill has sufficient chipping capacity to fully operate solely using pulp logs, if required. We source wood chips from sawmills within an approximate 300 kilometer radius of the Stendal mill. We source pulp logs partly from private forest holders and partly from state forest agencies in Thüringia, Saxony-Anhalt, Mecklenburg-Western Pomerania, Saxony, Lower Saxony, North Rhine-Westphalia, Hesse and Brandenburg.

Stendal has its own wood procurement division to handle its fiber requirements. This division focuses on three principal activities, being wood procurement and sales, harvesting and transportation. The procurement and sales main activity is to procure the required wood chip and pulp log assortments for the mill’s annual production. In conjunction with this activity, it may also procure higher quality sawlogs, either through harvesting or through purchases that it can sell or trade with others for wood chips in order to optimize the mill’s fiber mix. The harvesting activities in 2008 will focus on acquiring up to approximately 500,000 cubic meters per annum of harvestable timber, of which approximately 65% is expected to be pulp logs and the balance likely to be higher quality logs that could be sold or traded to third parties for wood chips. We currently expect that approximately 65% of this volume may be harvested directly by us and the other 35% would be contracted out to third parties.

In 2007, the Celgar mill consumed approximately 2.6 million cubic meters of fiber. Approximately 90% of such fiber was in the form of sawmill wood chips and the remaining 10% came from pulp logs processed through its woodroom. The source of fiber at the mill is characterized by a mixture of species (whitewoods and cedar) and the mill sources fiber from a number of Canadian and U.S. suppliers.

The Celgar mill has long and short-term chip supply agreements with over 30 different suppliers from Canada and the U.S., representing over 90% of its total annual fiber requirements. The woodroom supplies the remaining chips to meet the Celgar mill’s fiber requirements. Chips are purchased in Canada and the U.S. in accordance with chip purchase agreements. Generally, pricing is reviewed and adjusted periodically to reflect market prices. The majority of the agreements are for periods ranging between two and five years. Several of the longer-term contracts are so-called “evergreen” agreements, where the contract remains in effect until one of the parties elects to terminate. Termination requires a minimum of two, and in some cases, five years’ written notice. Certain non-evergreen long-term agreements provide for renewal negotiations prior to expiry.

The Celgar mill has contracts with two sawmills owned by the same parent, Pope & Talbot, Inc., that, in 2007, supplied approximately 20% of its annual fiber requirements. One of these sawmills is directly adjacent to the Celgar mill. In the fourth quarter of 2007, Pope & Talbot sought and obtained creditor protection in Canada and the U.S.. As part of such creditor protection, in December 2007, Pope & Talbot announced the sale of the two sawmills to another sawmilling company, subject to customary conditions. The sale is expected to close in the first half of 2008. We cannot currently predict the new purchaser’s plans for the two sawmills, including if there will be temporary or permanent closures and the effect the sale will have on our supply and cost of fiber from this source. Should operations at these sawmills be curtailed for an extended period of time or permanently, or if our fiber supply arrangements are materially altered, fiber costs and supply for our Celgar mill could be adversely impacted. However, given the proximity of the Celgar mill to these two sawmills, there is a logistical advantage to their supplying chips to the Celgar mill.

In 2007, as a result of the cyclical decline in sawmill chip availability resulting from lower lumber production in British Columbia and the weakness in the U.S. currency, the Celgar mill increased its U.S. purchases of fiber, diversified its suppliers and increased its production of chips from pulp logs processed through its woodroom by 25% compared to 2006. The woodroom at our Celgar mill can process approximately 33% of the mill’s chip requirements, and alternative offsite chipping plants have been sourced. With the continuing weakness in the U.S. housing market, we currently expect to increase the amount of pulp log chipping at our Celgar mill in 2008.

To secure the volume of pulp logs required by the woodroom, the Celgar mill has entered into annual pulp log supply agreements with a number of different suppliers, many of whom are also contract chip suppliers to the mill. All of the pulp log agreements can be terminated by either party for any reason, upon seven days’ written notice.

Energy

Steam and electrical power are the primary forms of energy used in pulp production. Processed steam is produced in boilers using mostly renewable fuels. Our mills produce all of our steam requirements and generally generate excess energy which we sell to third party utilities. In 2007, we sold 430,437 megawatt hours of excess energy. Sales of excess energy are recorded as a reduction to production costs. These sales of surplus energy have allowed us to continually reduce our energy production costs over the last three years.

Our energy is primarily generated from renewable carbon neutral sources, such as wood waste. As a result, our German mills have benefited from the sales of emission allowances. In Europe, green energy receives a premium price compared to carbon-based energy. This recognition is also expected to develop in North America. We are pursuing a number of initiatives, including working with government to have the energy produced at our pulp mills recognized as “green” energy so that we may improve price realizations from surplus energy sales.

The following table sets out our electricity generation and surplus energy sales for the last three years:

Mercer Electricity Generation and Exports

Chemicals

Our pulp mills use certain chemicals which are generally available from several suppliers and sourcing is primarily based upon pricing and location. Although chemical prices have risen slightly over the last three years, we have been able to reduce our costs through improved efficiencies and capital expenditures.

Cash Production Costs

Cash production costs per tonne for our pulp mills are as follows:

	Years Ended December 31,
Costs	2007	2006	2005(1)(2)
	(per ADMT)

Fiber	€247	€192	€171
Labor	43	46	46
Chemicals	39	42	42
Energy(3)	1	7	8
Other	46	41	40

Total cash production costs(4)	€376	€328	€307

(1)	The amounts presented are from the time of the acquisition of the Celgar mill in February 2005. Amounts in respect of the Celgar mill are included in Euros and have been converted at the average rate of exchange in 2007, 2006 and 2005, respectively, for the conversion of Canadian dollars to Euros.

(2)	In 2005, the Stendal mill was ramping up production and cash production costs are not necessarily indicative of its operating capability.

(3)	Net of energy revenues.

(4)	Cost of production per ADMT produced excluding depreciation.

Sales, Marketing and Distribution

The distribution of our pulp sales revenues by geographic area are set out in the following table for the periods indicated:

	Years Ended December 31,(1)
	2007	2006	2005
	(in thousands)

Revenues by Geographic Area
Germany	€198,575	€154,388	€91,460
China	159,553	141,296	82,356
Italy	50,177	60,057	71,742
Other European Union countries(2)	136,434	117,016	91,308
Other Asia	58,242	75,522	56,953
North America	66,229	39,761	37,643
Other countries	26,639	28,586	16,191

Total(3)	€695,849	€616,626	€447,653

(1)	The data presented also includes results from the Celgar mill from the time we acquired the mill in February 2005.

(2)	Not including Germany or Italy; includes new entrant countries to the European Union from their time of admission.

(3)	Excluding intercompany sales volumes of nil, 13,234 and 14,289 tonnes of pulp and intercompany net sales revenues of €nil, €6.4 million and €6.3 million in 2007, 2006 and 2005, respectively.

The following charts illustrate the geographic distribution of our revenues for the periods indicated:

Year Ended	Year Ended	Year Ended
December 31, 2007	December 31, 2006	December 31, 2005

(1)	Includes new entrant countries to the European Union from their time of admission.

Our global sales and marketing group has been responsible for conducting all sales and marketing of the pulp produced at our three pulp mills since 2005. This has resulted in reduced agents’ commissions and fees, increased contract sales and improved pulp sales realizations. About 19 employees are currently engaged full time in such activities. We coordinate and integrate the sales and marketing activities of our German mills to realize on a number of synergies between them. These include reduced overall administrative and personnel costs and coordinated selling, marketing and transportation activities. We also coordinate sales from the Celgar mill with our German mills on a global basis, thereby providing our larger customers with seamless service across all major geographies. In marketing our pulp, we seek to establish long-term relationships by providing a competitively priced, high quality, consistent product and excellent service. In accordance with customary practice, we do not have long-term sales contracts with our customers. Instead, we maintain long-standing relationships with our customers pursuant to which we periodically reach agreements on specific volumes and prices.

Our pulp sales are on customary industry terms. At December 31, 2007, we had no material payment delinquencies. In 2007, 2006 and 2005, no single customer accounted for more than 10% of our pulp sales. Our pulp sales are not dependent upon the activities of any single customer.

Our German mills are currently the only market kraft pulp producers in Germany, which is the largest import market for kraft pulp in Europe. We therefore have a competitive transportation cost advantage compared to Norscan pulp producers when shipping to customers in Europe. Due to the location of our German mills, we are able to deliver pulp to many of our customers primarily by truck. Most trucks that deliver goods into eastern Germany generally do not also haul goods out of the region as eastern Germany is primarily an importer of goods. We are therefore able to obtain relatively low back haul freight rates for the delivery of our products to many of our customers. Since many of our customers are located within a 500 kilometer radius of our German mills, we can generally supply pulp to customers of these mills faster than our competitors because of the short distances between the mills and our customers.

The Celgar mill’s pulp production is transported to customers by rail, truck and ocean carrier using strategically located third party warehouses to ensure timely delivery. The majority of Celgar’s pulp for overseas markets is initially delivered primarily by rail to the port of Vancouver for shipment overseas by ocean carrier. As a western Canada based pulp mill, the Celgar mill is well positioned to service Asian customers. The majority of the Celgar mill’s pulp for domestic markets is shipped by rail to third party warehouses in the U.S. or directly to the customer.

Capital Expenditures

In 2007, we continued with our capital investment programs designed to increase production capacity, improve efficiency and reduce effluent discharges and emissions at our manufacturing facilities. The improvements made at our mills over the past five years have reduced operating costs and increased the competitive position of our facilities.

Total capital expenditures at the Rosenthal mill in 2007, 2006 and 2005 were €5.2 million, €13.4 million and €7.1 million, respectively. Capital investments at the Rosenthal mill in 2007 related mainly to the installation of a new white liquor tank, and additional capacity to store sawmill chips and roundwood to better buffer against the market fluctuations of our raw materials. We estimate capital expenditures at the Rosenthal mill to be approximately €5.0 million for 2008 relating primarily to a dust filter for the lime kiln, final work on the new white liquor tank, noise reduction for the cooling towers and other smaller projects relating to maintaining the quality and efficiency of the mill. In addition, we will initiate a washer project that, among other things, is expected to offset three years of wastewater fees that would otherwise be payable. The aggregate value of the project is approximately €10 million but, after giving effect to government grants and offsetting wastewater fees, we estimate our net costs to be approximately €2.1 million.

Total capital expenditures at the Stendal mill in 2007, 2006 and 2005 were €4.9 million, €2.5 million and €8.3 million, respectively. Capital investments at the Stendal mill in 2007 related mainly to digester capacity increases. We estimate capital expenditures for the Stendal mill for 2008 to be approximately €10.0 million relating primarily to fiber handling optimization projects and equipment to increase the efficiency and capacity of the mill’s black liquor production. The black liquor project is expected to increase the mill’s ability to produce steam and energy. Stendal’s 2008 capital expenditures include approximately €6.0 million of reliability improvements identified and funded from the €11.0 million Stendal received upon the settlement of the EPC contract in September 2007.

Certain of our capital investment programs in Germany were partially financed through government grants made available by German federal and state governments. Under legislation adopted by the federal and certain state governments of Germany, government grants are provided to qualifying businesses operating in eastern Germany to finance capital investments. The grants are made to encourage investment and job creation. Currently, grants are available for up to 15% of the cost of qualified investments. Previously, the government grants were available for up to 35% of the cost of qualified investments such as for the construction of our Stendal pulp mill. These grants with 35% of cost level required that at least one permanent job be created for each €500,000 of capital investment eligible for such grants and that such jobs be maintained for a period of five years from the completion of the capital investment project. Generally, government grants are not repayable by a recipient unless it fails to complete the proposed capital investment or, if applicable, fails to create or maintain the requisite amount of jobs. In the case of such failure, the government is entitled to revoke the grants and seek repayment unless such failure resulted from material unforeseen market developments beyond the control of the recipient, wherein the government may refrain from reclaiming previous grants. Pursuant to such legislation in effect at the time, the Stendal mill received approximately €275 million of government grants. We believe that we are in compliance in all material respects with all of the terms and conditions governing the government grants we have received in Germany.

The following table sets out for the periods indicated the effect of these government grants on the recorded value of such assets in our consolidated balance sheets:

	As at December 31,
	2007	2006	2005
	(in thousands)

Properties, net (as shown on consolidated balance sheets)	€933,258	€972,143	€1,015,363
Add back: government grants less amortization, deducted
from properties	304,366	341,710	327,723

Properties, gross amount including government grants less amortization	€1,237,624	€1,313,853	€1,343,086

Qualifying capital investments at industrial facilities in Germany to reduce effluent discharges offset wastewater fees that would otherwise be required to be paid. For more information about our environmental capital expenditures, see “— Environmental”.

Total capital expenditures at the Celgar mill in 2007, 2006 and 2005 were €7.9 million, €16.0 million and €5.3 million, respectively. In 2007, we completed the C$28.0 million capital improvement project at the Celgar mill that commenced in 2005. The objective of this project was to reduce operating costs, increase production capacity and enhance the operating efficiency and reliability of the mill. The major components of the capital project consisted of the installation of two new compact wash presses and the expansion of one of the pulp machine dryers at an aggregate cost of approximately C$28.0 million. We estimate capital expenditures for the Celgar mill for 2008 to be approximately €5.7 million which is primarily related to reliability initiatives and environmental improvement projects.

Environmental

Our operations are subject to a wide range of environmental laws and regulations, dealing primarily with water, air and land pollution control. We devote significant management and financial resources to comply with all applicable environmental laws and regulations. Our total capital expenditures on environmental projects at our mills were approximately €0.2 million in 2007 (2006 — €2.0 million) and are expected to be approximately €1.6 million in 2008.

We believe we have obtained all required environmental permits, authorizations and approvals for our operations. We believe our operations are currently in substantial compliance with the requirements of all applicable environmental laws and regulations and our respective operating permits.

Under German state environmental rules relating to effluent discharges, industrial users are required to pay wastewater fees based upon the amount of their effluent discharge. These rules also provide that an industrial user which undertakes environmental capital expenditures and lowers certain effluent discharges to prescribed levels may offset the amount of these expenditures against the wastewater fees that they would otherwise be required to pay. We estimate that the aggregate wastewater fees we saved in 2007 as a result of environmental capital expenditures and initiatives to reduce allowable emissions and discharges at our Stendal pulp mill were approximately €4.1 million. In 2006, the Stendal and Rosenthal mills saved aggregate wastewater fees of approximately €7.7 million. We expect that capital investment programs and other environmental initiatives at our German mills will mostly offset the wastewater fees that may be payable for 2008 and 2009 and will ensure that our operations continue in substantial compliance with prescribed standards.

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

The Stendal mill, which commenced operations in September 2004, has been in substantial compliance with applicable environmental laws, regulations and permits, but experienced certain minor exceedances during its ramp-up stage which is typical for a mill in this phase of its operations. Management believes that, as the Stendal mill is a state-of-the-art facility, it will operate in compliance with the applicable environmental requirements.

The Celgar mill has a number of permits regulating air and effluent emissions. In March 2007, its air permit was amended to include a single limit for SO2 from the mill. The mill has been in substantial compliance with this limit. Air permit compliance issues are achieving substantial compliance with particulate emissions from the power boiler, smelt dissolving tank and the recovery boiler. The budget for 2008 includes modifications to the electrostatic precipitator on the recovery boiler. Upgrade plans to the power boiler have been proposed for 2009. Odor control remains a priority in 2008. Spill pond dredging is necessary to remove a considerable stockpile of solids that is responsible for generating odor. This odor will at times cause compliance issues with the air permit. Dredging of this spill pond is scheduled for the first quarter of 2008.

The Celgar mill operates two landfills, a newly commissioned site and an older site. The Celgar mill intends to decommission the old landfill and is developing a closure plan and reviewing such plan with the Ministry of Environment, or “MOE”. However, the MOE, in conjunction with the provincial pulp and paper industry, is in the process of developing a standard for landfill closures. In addition, the portion of the landfill owned by an adjacent sawmill continues to be active. Accordingly, the mill has not been able to move forward with the closure. We currently believe we may receive regulatory approval for such closure plan in 2008 and commence closure activities thereafter. We currently estimate the cost of closing the landfill at approximately €1.5 million but since the closure program for the old landfill has not been finalized or approved, there can be no assurance that the decommissioning of the old landfill will not exceed such cost estimate.

Future regulations or permits may place lower limits on allowable types of emissions, including air, water, waste and hazardous materials, and may increase the financial consequences of maintaining compliance with environmental laws and regulations or conducting remediation. Our ongoing monitoring and policies have enabled us to develop and implement effective measures to maintain emissions in substantial compliance with environmental laws and regulations to date in a cost-effective manner. However, there can be no assurances that this will be the case in the future.

Human Resources

We currently employ or hold positions for approximately 1,490 people. We have approximately 1,076 employees working in our German pulp operations, including our transportation subsidiaries. In addition, there are approximately 18 people working at the office we maintain in Vancouver, British Columbia, Canada. The Celgar mill currently employs approximately 396 people in its operations, the vast majority of which are unionized.

Rosenthal is bound by collective agreements negotiated with Industriegewerkschaft Bergbau Chemie, Energie, or “IGBCE”, a national union that represents pulp and paper workers. During the second quarter of 2007, Rosenthal concluded a new labor contract with IGBCE which represents the majority of its employees. The agreement lengthened the work week to standard industry practice which indirectly lowered wage costs by about 4% and was largely offset by a 3% wage increase in the second half of 2008. The new labor contract is set to expire at the end of 2008.

Stendal and its subsidiaries employ approximately 612 people. Pursuant to the government grants and financing arranged in connection with the Stendal mill, we have agreed with German state authorities to maintain this number of jobs until September 2010. Stendal has not yet entered into any collective agreements with IGBCE, although it may do so in the future.

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

A five-year collective agreement with our union hourly workers at the Celgar mill is scheduled to expire on April 30, 2008. Generally, in British Columbia, the union representing hourly pulp mill workers seeks to settle a pattern agreement with a designated employer. Other than for local issues, this pattern agreement is usually then adopted by all pulp mill producers in the province. However, due to changing conditions in the industry, employers are moving towards customized agreements for specific mills. Although we consider our relationship with our Celgar hourly employees to be good, we can provide no assurance that a new collective agreement will be settled for the Celgar mill without significant work stoppages or disruptions.

Description of Certain Indebtedness

The following summaries of certain material provisions of: (i) our senior notes; (ii) our convertible notes; (iii) the Stendal Loan Facility; (iv) the Rosenthal Loan Facility; and (v) the Celgar Working Capital Facility, as such terms are referred to below, are not complete and these provisions, including definitions of certain terms, are qualified by reference to the applicable documents and the applicable amendments to such documents on file with the Securities and Exchange Commission, or “SEC”.

Senior Notes

In conjunction with the acquisition of the Celgar mill and the repayment of Rosenthal’s then project loan facility, in February 2005, we issued $310.0 million in principal amount of senior notes. The senior notes bear interest at the rate of 9.25% per annum and mature on February 15, 2013. Interest on such notes is payable in arrears on February 15 and August 15 of each year the notes are outstanding. The notes are our senior unsecured obligations and, accordingly, will rank junior in right of payment to all existing and future secured indebtedness and all indebtedness and liabilities of our subsidiaries, equal in right of payment with all existing and future unsecured senior indebtedness and senior in right of payment to the 8.5% convertible senior subordinated notes due 2010 and any future subordinated indebtedness. We may redeem the notes on or after February 15, 2009, in whole or in part, at the applicable redemption prices plus accrued and unpaid interest, if any, to the redemption date. In certain circumstances, we may also redeem up to 35% of the aggregate principal amount of the notes at a redemption price of 109.35% of the principal amount, plus accrued and unpaid interest, if any, to the redemption date with the net cash proceeds of certain equity offerings. The notes were issued under an indenture which, among other things, restricts our ability and the ability of our restricted subsidiaries under the indenture to: (i) incur additional indebtedness or issue preferred stock; (ii) pay dividends or make other distributions to our stockholders; (iii) purchase or redeem capital stock or subordinated indebtedness (unless there is no default and such purchase or redemption involves our convertible notes and the daily closing sale price per share of our common stock on the Nasdaq Global Market for a period of at least ten consecutive trading days exceeds 120% of the then applicable conversion price of such convertible notes); (iv) make investments; (v) create liens and enter into sale and lease back transactions; (vi) incur restrictions on the ability of our restricted subsidiaries to pay dividends or make other payments to us; (vii) sell assets; (viii) consolidate or merge with or into other companies or transfer all or substantially all of our assets; and (ix) engage in transactions with affiliates. These limitations are subject to other important qualifications and exceptions.

In order to take into account the nature of the non-recourse “project financing” of the loan facility for our Stendal mill and to enhance our financing flexibility the indenture governing our senior notes provides for a “restricted group” and an “unrestricted group”. The terms of the indenture are applicable to the restricted group and generally not applicable to the unrestricted group. Currently the restricted group is comprised of Mercer Inc., certain holding subsidiaries, and the Rosenthal and the Celgar mills. The restricted group excludes our Stendal mill. The working capital facilities at our Rosenthal and Celgar mills and our convertible and senior notes are obligations of the restricted group. The loan facility for our Stendal mill is an obligation of our unrestricted group.

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

Stendal Loan Facility

In August 2002, we entered into a senior project finance facility, referred to as the “Stendal Loan Facility”, arranged by Bayerische Hypo-und Vereinsbank AG, or “HVB”, pursuant to a project finance loan agreement, referred to as the “Project Finance Loan Agreement”, entered into between Stendal and HVB. The Stendal Loan Facility was initially established in the aggregate amount of €828.0 million and is divided into tranches which cover, among other things, project construction and development costs, financing and start-up costs and working capital, as well as the financing of a debt service reserve account, approved cost overruns and a revolving loan facility that covered time lags for receipt of grant funding and value-added tax refunds in the amount of €160.0 million, which has been repaid. Other than the revolving working capital tranche, no further advances are currently available under the Stendal Loan Facility.

Pursuant to the Project Finance Loan Agreement, interest on the credit facilities was to accrue at variable rates between Euribor plus 0.60% and Euribor plus 1.55% per year. The Project Finance Loan Agreement provides for facilities to allow us to manage our risk exposure to interest rate risk, currency risk and pulp price risk by way of interest rate swaps, Euro and U.S. dollar swaps and pulp hedging transactions, subject to certain controls, including certain maximum notional and at-risk amounts. Pursuant to the terms of the Project Finance Loan Agreement, in 2002 Stendal entered into interest rate swap agreements in respect of borrowings under the Stendal Loan Facility to fix most of the interest costs under the Stendal Loan Facility at a rate of 3.795% per year until April 2004 and 5.28% commencing May 2004, plus margin, until final payment in October 2017. For more information, see “Item 7A — Quantitative and Qualitative Disclosures about Market Risk”.

Pursuant to the terms of the Stendal Loan Facility, Stendal reduced the aggregate advances outstanding to €565.1 million at the end of 2007 from a maximum original amount of €638.0 million. The tranches are generally repayable in installments and mature between the fifth and 15th anniversary of the first advance under the Stendal Loan Facility for project construction. Subject to various conditions, including a minimum debt service coverage test, Stendal may make distributions, in the form of interest and capital payments on shareholder debt or dividends on equity invested, to its shareholders, including us.

The tranches under the Stendal Loan Facility for project construction and development costs, financing costs, start-up costs and working capital are severally guaranteed by German federal and state governments in respect of an aggregate of 80% of the principal amount of these tranches, but the tranche under the Stendal Loan Facility for financing and start-up costs, working capital and certain of the project construction and development costs benefiting from these guarantees will be reduced semi-annually by 12.5% per year beginning on the first repayment date following the fourth anniversary of the first advance under the Stendal Loan Facility for each of these costs. Under the guarantees, the German federal and state governments that provide the guarantees are responsible for the performance of our payment obligations for the guaranteed amounts. As our Stendal Project Facility is guaranteed up to 80% pursuant to such governmental guarantees, this facility benefits from lower interest costs and other credit terms than would otherwise be available.

The Stendal Loan Facility is secured by all of the assets of Stendal.

In connection with the Stendal Loan Facility, we entered into a shareholders’ undertaking agreement, referred to as the “Undertaking”, dated August 26, 2002, as amended, with RWE AG and HVB in order to finance the shareholders’ contribution to the Stendal mill. Pursuant to the terms of the Undertaking, on the Stendal financing closing date the shareholders of Stendal, on a pro rata basis, subscribed for €15.0 million of share capital of Stendal and advanced to it €55.0 million in subordinated loans. In addition, on a pro rata basis, the shareholders of Stendal advanced to it €30.0 million of stand-by equity to, among other things, cover approved cost overruns, fund the equity reserve account and partially fund the debt service reserve account under the Stendal Loan Facility. On the closing of the Stendal Loan Facility, we provided HVB with a cash deposit for our pro rata portion of such equity reserve account. Our total funding commitment under the Undertaking was €63.5 million, all of which was effected in August 2002. In 2006, when we acquired an additional 7% minority interest in Stendal, we also acquired the holder’s pro rata interest in the outstanding shareholder loans and standby equity of Stendal. Pursuant to the Undertaking, we have agreed, for as long as Stendal has any liability under the Stendal Loan Facility to HVB, to retain control over at least 51% of the voting shares of Stendal. We have no further capital commitments with relation to the Stendal mill.

Rosenthal Loan Facility

In February 2005, we established a revolving working capital facility for the Rosenthal mill, referred to as the “Rosenthal Loan Facility”, to replace its prior project financing facility. The €40.0 million revolving working capital facility for the Rosenthal mill, arranged by HVB, consists of a revolving credit facility which may be utilized by way of cash advances or advances by way of letter of credit or bank guarantees. The facility matures in February 2010. The interest payable on cash advances is LIBOR or EURIBOR plus 1.55%, plus certain other costs incurred by the lenders in connection with the facility. Each cash advance is to be repaid on the last day of the respective interest period and in full on the termination date and each advance by way of a letter of credit or bank guarantee shall be repaid on the applicable expiry date of such letter of credit or bank guarantee. An interest period for cash advances shall be three, six or 12 months or any other period as Rosenthal and the lenders may determine. There is also a 0.35% per annum commitment fee on the unused and uncancelled amount of the revolving facility which is payable quarterly in arrears. This facility is secured by a first fixed charge on the inventories, receivables and accounts of Rosenthal. It also provides Rosenthal with a hedging facility relating to the hedging of the interest, currency and pulp prices as they affect Rosenthal pursuant to a strategy agreed to by Rosenthal and HVB from time to time.

Celgar Working Capital Facility

In May 2006, we established a C$40.0 million working capital facility for our Celgar mill, referred to as the “Celgar Working Capital Facility”, to replace an existing facility. This facility consists of a three-year revolving working capital credit facility maturing in May 2009. The borrower under the facility is Zellstoff Celgar Limited Partnership, which is our wholly owned subsidiary that owns the Celgar mill. Availability of drawdowns under the facility is subject to a borrowing base limit that is based upon the Celgar mill’s eligible accounts receivable and inventory levels from time to time. The revolving facility is available by way of: (i) Canadian and U.S. denominated advances which bear interest at a designated prime rate plus 0.50% for Canadian advances and at a designated base rate plus 0.50% per annum for U.S. advances; (ii) banker’s acceptance equivalent loans which bear interest at the applicable Canadian dollar bankers’ acceptance rate plus 2.25% per annum; and/or (iii) LIBOR advances which bear interest at the applicable LIBOR plus 2.25% per annum. The facility incorporates two sub lines, a $2.0 million letter of credit sub line and a $3.0 million foreign exchange contract sub line. Under these sub lines the lender will provide letters of credit guarantees and foreign exchange contract guarantees up to a maximum of $2.0 million and $3.0 million, respectively, subject, in each case, to the facility limit and payment of applicable fees. The borrower is also required to pay a 0.25% per annum standby fee monthly in arrears on any unutilized portion of the revolving facility. This facility is secured by, among other things, a first fixed charge on the current assets of the borrower.

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

Additional Information

We make available free of charge on or through our website at www.mercerint.com annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and all amendments to these reports, as soon as reasonably practicable after we file these materials with the SEC. The public may read and copy any material we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site at www.sec.gov that also contains our current and periodic reports, including our proxy and information statements.

ITEM 1A.	RISK FACTORS

This annual report on Form 10-K contains forward looking statements. Statements that are not historical or current facts, including statements about our expectations, anticipated financial results, projected capital expenditures and future business prospects, are forward looking statements. You can identify these statements by our use of words such as “may”, “will”, “expect”, “believe”, “should”, “plan”, “anticipate” and other similar expressions. You can find examples of these statements throughout this annual report, including the description of business in “Item 1. Business” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”. We cannot guarantee that our actual results will be consistent with the forward looking statements we make in this annual report. You should review carefully the risk factors listed below, as well as those factors listed in other documents we file with the SEC. You are cautioned not to place undue reliance on forward looking statements. We note that additional risks not presently known to us or that we may currently deem immaterial may also impair our business and operations. Unless required by applicable law, we do not assume an obligation to update any forward looking statement.

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

Demand for pulp has historically been determined by the level of economic growth and has been closely tied to overall business activity. Although pulp prices have improved over the last two years, we cannot predict the impact of future economic weakness in certain world markets or the impact of war, terrorist activity or other events on our markets.

Prices for pulp are driven by many factors outside our control, and we have little influence over the timing and extent of price changes, which are often volatile. Because market conditions beyond our control determine the price for pulp, such price may fall below our cash production costs, requiring us to either incur short-term losses on product sales or cease production at one or more of our manufacturing facilities. Therefore, our profitability depends on managing our cost structure, particularly raw materials which represent a significant component of our operating costs and can fluctuate based upon factors beyond our control. If the prices of our products decline, or if raw materials increase, or both, demand for our products may decline and our sales and profitability could be materially adversely affected.

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

Wood chips and pulp logs comprise the fiber used by our pulp mills. Such fiber is cyclical in terms of both price and supply. The cost of wood chips and pulp logs is primarily affected by the supply and demand for lumber. Demand for these raw materials is generally determined by the volume of pulp and paper products produced globally and regionally. Recently, continued high energy prices, a focus on “green” or renewable energy and governmental initiatives have led to an increase in renewable energy projects in Europe, including Germany. Demand for wood residuals from such energy producers has put upward pressure on prices for wood residuals such as wood chips in Germany and its neighboring countries. This has resulted in higher fiber costs for our German pulp mills and such trend could continue to put further upward pressure on wood chip prices. Similarly, North American energy producers are exploring the viability of renewable energy initiatives which could increase the demand for sawmill residual fiber, including chips. The cyclical nature of pricing for these raw materials represents a potential risk to our profit margins if pulp producers are unable to pass along price increases to their customers.

We do not own any timberlands or have any long-term governmental timber concessions nor do we have any long-term fiber contracts at our German operations. Raw materials are available from a number of suppliers and we have not historically experienced material supply interruptions or substantial sustained price increases, however our requirements have increased and may continue to increase as we increase capacity through capital projects or other efficiency measures at our mills. As a result, we may not be able to purchase sufficient quantities of these raw materials to meet our production requirements at prices acceptable to us during times of tight supply. In addition, the quality of fiber we receive could be reduced as a result of industrial disputes, material curtailments or shut-down of operations by suppliers, government orders and legislation, weather conditions, acts of god and other events beyond our control. An insufficient supply of fiber or reduction in the quality of fiber we receive would materially adversely affect our business, financial condition, results of operations and cash flow. In addition to the supply of wood fiber, we are dependent on the supply of certain chemicals and other inputs used in our production facilities. Any disruption in the supply of these chemicals or other inputs could affect our ability to meet customer demand in a timely manner and could harm our reputation. Any material increase in the cost of these chemicals or other inputs could have a material adverse effect on our business, results of operations, financial condition and cash flows.

Our level of indebtedness could negatively impact our financial condition and results of operations.

As of December 31, 2007, we had approximately €849.9 million of indebtedness outstanding, of which €565.1 million is project debt of Stendal. We may also incur additional indebtedness in the future. Our high debt levels may have important consequences for us, including, but not limited to the following:

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

Our ability to repay or refinance our indebtedness will depend on our future financial and operating performance. Our performance, in turn, will be subject to prevailing economic and competitive conditions, as well as financial, business, legislative, regulatory, industry and other factors, many of which are beyond our control. Our ability to meet our future debt service and other obligations, in particular the Stendal project debt, may depend in significant part on the success of the Stendal mill and the extent to which we can implement successfully our business and growth strategy. We cannot assure you that we will be able to implement our strategy fully or that the anticipated results of our strategy will be realized.

We operate in highly competitive markets.

We sell our pulp globally, with a large percentage sold in Europe, North America and Asia. The markets for pulp are highly competitive. A number of other global companies compete in each of these markets and no company holds a dominant position. For pulp, many companies produce products that are largely standardized. As a result, the primary basis for competition in our markets has been price. Many of our competitors have greater resources and lower leverage than we do and may be able to adapt more quickly to industry or market changes or devote greater resources to the sale of products than we can. There can be no assurance that we will continue to be competitive in the future. The global pulp market has historically been characterized by considerable swings in prices which have and will result in variability in our earnings. Prices are typically denominated in U.S. dollars.

We are exposed to currency exchange rate and interest rate fluctuations.

In 2007, the majority of our sales were in products quoted in U.S. dollars while most of our operating costs and expenses, other than those of the Celgar mill, were incurred in Euros. In addition, all of the products sold by the Celgar mill are quoted in U.S. dollars and the Celgar mill costs are primarily incurred in Canadian dollars. Our results of operations and financial condition are reported in Euros. As a result, our revenues have been adversely affected by the decrease in the value of the U.S. dollar relative to the Euro and to the Canadian dollar. Such shifts in currencies relative to the Euro and the Canadian dollar reduce our operating margins and the cash flow available to fund our operations and to service our debt. This could have a material adverse effect on our business, financial condition, results of operations and cash flows.

In 2002, Stendal entered into variable-to-fixed interest rate swaps to fix interest payments under the Stendal mill financing facility, which has kept Stendal from benefiting from the general decline in interest rates that ensued. These derivatives are marked to market at the end of each reporting period and all unrealized gains and losses are recognized in earnings for the relevant reporting periods.

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

A significant amount of our sales revenue is based on pulp sales quoted in U.S. dollars while our reporting currency is Euros and our costs are predominantly in Euros and in Canadian dollars. From time to time, we use foreign currency derivative instruments primarily to try to manage against depreciation of the U.S. dollar against the Euro.

We also use derivative instruments to limit our exposure to interest rate fluctuations. Concurrently with entering into the Stendal financing, Stendal entered into variable-to-fixed rate interest swaps for the full term of the Stendal Facility to manage its interest rate risk exposure with respect to the full principal amount of this facility.

We record unrealized gains or losses on our derivative instruments when they are marked to market at the end of each reporting period and realized gains or losses on them when they are settled. These unrealized and realized gains and losses can materially impact our operating results for any reporting period. For example, our operating results for 2007 included realized and unrealized net gains of €20.4 million on our currency and interest rate derivatives. Our operating results for 2006 included realized and unrealized net gains of €105.8 million on currency and interest rate derivatives.

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

In addition, as a result of our operations, we may be subject to remediation, clean up or other administrative orders or amendments to our operating permits, and we may be involved from time to time in administrative and judicial proceedings or inquiries. Future orders, proceedings or inquiries could have a material adverse effect on our business, financial condition and results of operations. Environmental laws and land use laws and regulations are constantly changing. New regulations or the increased enforcement of existing laws could have a material adverse effect on our business and financial condition. In addition, compliance with regulatory requirements is expensive, at times requiring the replacement, enhancement or modification of equipment, facilities or operations. There can be no assurance that we will be able to maintain our profitability by offsetting any increased costs of complying with future regulatory requirements.

We are subject to liability for environmental damage at the facilities that we own or operate, including damage to neighboring landowners, residents or employees, particularly as a result of the contamination of soil, groundwater or surface water and especially drinking water. The costs of such liabilities can be substantial. Our potential liability may include damages resulting from conditions existing before we purchased or operated these facilities. We may also be subject to liability for any offsite environmental contamination caused by pollutants or hazardous substances that we or our predecessors arranged to transport, treat or dispose of at other locations. In addition, we may be held legally responsible for liabilities as a successor owner of businesses that we acquire or have acquired. Except for Stendal, our facilities have been operating for decades and we have not done invasive testing to determine whether or to what extent environmental contamination exists. As a result, these businesses may have liabilities for conditions that we discover or that become apparent, including liabilities arising from non-compliance with environmental laws by prior owners. Because of the limited availability of insurance coverage for environmental liability, any substantial liability for environmental damage could materially adversely affect our results of operations and financial condition.

Enactment of new environmental laws or regulations or changes in existing laws or regulations might require significant capital expenditures. We may be unable to generate sufficient funds or access other sources of capital to fund unforeseen environmental liabilities or expenditures.

We are subject to risks related to our employees.

The majority of our employees are unionized. In the future we may enter into a collective agreement with our pulp workers at the Stendal mill. The collective agreements relating to hourly workers at both our Rosenthal and Celgar mills expire in 2008. Although we have not experienced any work stoppages in the past, there can be no assurance that we will be able to negotiate acceptable collective agreements or other satisfactory arrangements with our employees upon the expiration of our collective agreements or in conjunction with the establishment of a new agreement or arrangement with our pulp workers at the Stendal mill. This could result in a strike or work stoppage by the affected workers. The registration or renewal of the collective agreements or the outcome of our wage negotiations could result in higher wages or benefits paid to union members. Accordingly, we could experience a significant disruption of our operations or higher on-going labor costs, which could have a material adverse effect on our business, financial condition, results of operations and cash flow.

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

Commencing in 2005, our German operations became subject to the European Emissions Trading Scheme. Over the last three years, we have benefited from the sales of emission allowances. The market for emission allowances is relatively new and volatile. Further, the allocation of emission allowances, which is currently based upon production volumes and the types of fuels consumed by manufacturing facilities in Germany, is subject to governmental review and potential changes in 2008. Additionally, we expect that, over time, the amount of emission allowances granted to manufacturing facilities in Germany will be reduced although we cannot predict the timing or the amount of any such reduction. As a result, we cannot predict with any certainty either the amount of future sales of emission allowances or the amount of emission allowances we may be granted.

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

The loss of one or more of our officers could make us less competitive in these areas which could materially adversely affect our business, financial condition, results of operations and cash flows. We do not maintain any key person life insurance for any of our executive or senior mill operating officers.

We may experience material disruptions to our production.

A material disruption at one of our manufacturing facilities could prevent us from meeting customer demand, reduce our sales and/or negatively impact our results of operations. Any of our pulp manufacturing facilities could cease operations unexpectedly due to a number of events, including:

•	unscheduled maintenance outages;

•	prolonged power failures;

•	equipment failure;

•	design error or operator error;

•	chemical spill or release;

•	explosion of a boiler;

•	disruptions in the transportation infrastructure, including roads, bridges, railway tracks and tunnels;

•	fires, floods, earthquakes or other natural catastrophes;

•	labor difficulties; and

•	other operational problems.

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

Our business primarily relies upon third parties for the transportation of pulp to our customers, as well as for the delivery of our raw materials to our mills. Our pulp and raw materials are principally transported by truck, barge, rail and sea-going vessels, all of which are highly regulated. Increases in transportation rates can also materially adversely affect our results of operations.

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

We are subject to the provisions of the Revised Code of Washington, Chapter 23B.19, which prohibits a Washington corporation, including our Company, from engaging in any business combination with an “acquiring person” for a period of five years after the date of the transaction in which the person became an acquiring person, unless the business combination is approved in a prescribed manner. A business combination includes mergers, asset sales as well as certain transactions resulting in a financial benefit to the acquiring person. Subject to certain exceptions, an “acquiring person” is a person who, together with affiliates and associates, owns, or within five years did own, 10% or more of the corporation’s voting stock. We may in the future adopt certain measures that may have the effect of delaying, deferring or preventing a change in control of our Company. Under Washington State law, we have the ability to adopt certain of these measures, including, without limitation, a shareholder rights plan, without any further vote or action by the holders of our shares. These measures may have anti-takeover effects, which may delay, defer or prevent a takeover attempt that a holder of our shares might consider in its best interest.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES

We lease offices in Seattle, Washington, Vancouver, British Columbia, and in Berlin, Germany. We own the Rosenthal and Celgar mills and the underlying property. The Stendal mill is situated on property owned by Stendal, our 70.6% owned subsidiary.

The Rosenthal mill is situated on a 220 acre site near the town of Blankenstein in the state of Thüringia, approximately 300 kilometers south of the Stendal mill. The Saale river flows through the site of the mill. In late 1999, we completed a major capital project which converted the Rosenthal mill to the production of kraft pulp. It is a single line mill with a current annual production capacity of approximately 325,000 ADMTs of kraft pulp. The mill is self-sufficient in steam and electrical power. Some excess electrical power which is constantly generated is sold to the regional power grid. The facilities at the mill include:

•	an approximately 723,000 square feet fiber storage area;

•	barking and chipping facilities for pulp logs;

•	an approximately 366,000 square feet roundwood yard;

•	a fiber line, which includes a Kamyr continuous digester and bleaching facilities;

•	a pulp machine, which includes a dryer, a cutter and a bailing line;

•	an approximately 63,000 square feet finished goods storage area;

•	a chemical recovery system, which includes a recovery boiler, evaporation plant and recausticizing plant;

•	a fresh water plant;

•	a wastewater treatment plant; and

•	a power station with a turbine capable of producing 45 megawatts of electric power from steam produced by the recovery boiler.

The Stendal mill is situated on a 200 acre site owned by Stendal that is part of a larger 1,250 acre industrial park near the town of Stendal in the state of Saxony-Anhalt, approximately 300 kilometers north of the Rosenthal mill and 130 kilometers from the city of Berlin. The mill is adjacent to the Elbe river and has access to harbor facilities for water transportation. The mill is a single line mill with a current annual design production capacity of approximately 620,000 ADMTs of kraft pulp. The Stendal mill is self-sufficient in steam and electrical power. Some excess electrical power which is constantly being generated is sold to the regional power grid. The facilities at the mill include:

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

The Celgar mill is situated on a 400 acre site near the city of Castlegar, British Columbia. The mill is located on the south bank of the Columbia River, approximately 600 kilometers east of the port city of Vancouver, British Columbia, and approximately 32 kilometers north of the Canada-U.S. border. The city of Seattle, Washington is approximately 650 kilometers southwest of Castlegar. It is a single line mill with a current annual production capacity of approximately 480,000 ADMTs of NBSK pulp. Internal power generating capacity could, with certain capital improvements, enable the Celgar mill to be self-sufficient in electrical power and at times to sell surplus electricity. The facilities at the Celgar mill include:

•	chip storage facilities consisting of four vertical silos and an asphalt surfaced yard with a capacity of 200,000 cubic meters of chips;

•	a woodroom containing debarking and chipping equipment for pulp logs;

•	a fiber line, which includes a dual vessel hydraulic digester, pressure knotting and screening, single stage oxygen delignification and a four stage bleach plant;

•	two pulp machines, which each include a dryer, a cutter and a bailing line;

•	a chemical recovery system, which includes a recovery boiler, evaporation plant, recausticizing area and effluent treatment system; and

•	a turbine and generator capable of producing approximately 52 megawatts of electric power from steam produced by a recovery boiler and power boiler fueled by natural gas.

At the end of 2007, substantially all of the assets relating to the Stendal mill were pledged to secure the Stendal Loan Facility. The working capital loan facilities established for the Rosenthal and Celgar mills are secured by first charges against the inventories and receivables at the respective mills.

The following table sets out our pulp production capacity and actual production sales volumes and revenues by mill for the periods indicated:

	Annual
	Production	Years Ended December 31,
	Capacity(2)	2007	2006	2005
		(ADMTs)

Pulp Production by Mill(1):
Rosenthal	325,000	326,838	306,188	316,600
Celgar	480,000	476,243	438,855	388,956
Stendal	620,000	601,592	557,217	479,063

Total pulp production	1,425,000	1,404,673	1,302,260	1,184,619

(1)	As we acquired the Celgar mill in February 2005, the actual production for 2005 includes production from the Celgar mill from the time of its acquisition.

(2)	Capacity is the rated capacity of the plants for the year ended December 31, 2007, which is based upon production for 365 days a year. Targeted production is generally based upon 355 days per year.

ITEM 3.	LEGAL PROCEEDINGS

In October 2005, our wholly owned subsidiary, Zellstoff Celgar Limited, received a re-assessment for real property transfer tax payable in British Columbia, Canada, in the amount of approximately €3.3 million (C$4.7 million) in connection with the transfer of the land where the Celgar mill is situated. We are contesting the assessment and the amount, if any, that may be payable in connection therewith is not yet determinable.

As our Stendal mill is located in eastern Germany, it received approximately €275 million of government grants, which are applied to reduce the cost basis of the assets acquired with such grants. Under European Union rules, the Commission of the European Communities, referred to as the “Commission”, was formally notified in March 2002 by Germany of plans to provide support to the Stendal mill through grants and guarantees. The Commission considered these plans and, on June 19, 2002, decided not to raise any objection against such support being provided by the German federal and state governments in respect of the Stendal mill. In its decision, the Commission was not called upon to determine whether the governmental aid schemes, on which the support is based, were acceptable, but was limited to a determination as to whether a reduction of the pre-approved aid level for investment in the German state of Saxony-Anhalt under the previously approved schemes was required under European Union law in the case of the Stendal mill. In coming to its decision, the Commission generally has a wide margin of discretion in its assessment of facts and data. Under European Union law, member states, competitors or trade associations directly affected by a decision of the Commission may appeal such decision within a period of two months and 24 days after publication of the Commission decision. On December 23, 2002, Kronoply GmbH and Kronotex GmbH & Co., two related manufacturers of, among other things, oriented strand board, or “OSB”, and medium-density fiber boards, or “MDF”, boards that do not compete with the Stendal mill by selling pulp or paper, filed an appeal with the Court of First Instance of the European Communities (Luxembourg), referred to as the “Court”, against the Commission decision of June 19, 2002. Generally, to be successful, an appeal must show that the Commission failed to comply with procedural requirements or committed a manifest error in assessing facts and data in adopting its decision.

In late 2004, the Court in an unrelated case determined that the Commission committed a procedural error in determining the amount of state aid that could be granted by Germany to a recipient in a different business. The Court found the Commission erred when reviewing the effect of state aid on competition by only considering capacity utilization and not also considering product demand trends prior to providing its approval. As a result, in that case the Court set aside the Commission approval and remanded the matter back to the Commission to redetermine. The Court’s decision is being appealed by the aid recipient and the government of Germany. If such appeal is unsuccessful, the Commission will have to redetermine the matter in such unrelated case based upon its mandated criteria and may come to the same determination as before. The procedure followed by the Commission in this remanded decision was similar to that it used in determining not to reduce the amount of state aid available to the Stendal mill.

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

Subject to the Court’s schedule, we believe a hearing, in which the Court would consider both the standing of the applicant and the merits of the appeal is likely to occur in the course of 2008. In the event the appellant was then successful both on the issue of standing and as regards the merits and such decision was upheld on appeal, the issue of whether the amount of state aid granted to the Stendal mill should be reduced would be remanded back to the Commission for reconsideration. Although we cannot assure you as to the outcome of any such redetermination, we believe that, given the Commission’s criteria and the factual circumstances related to the Stendal mill including demand trends in the pulp business, there would be no basis for the Commission to reduce the level of state aid. If the Commission determined to reduce the level of state aid available to the Stendal mill and such decision was upheld on appeal, Stendal would be required to repay a portion of the previously received state aid back to the German government. While we do not expect an adverse outcome, litigation is inherently uncertain and there can be no assurance of the final outcome.

We are subject to routine litigation incidental to our business. We do not believe that the outcome of such litigation will have a material adverse effect on our business or financial condition.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) Market Information.  Our shares are quoted for trading on the NASDAQ Global Market under the symbol “MERC” and listed in U.S. dollars on the Toronto Stock Exchange under the symbol “MRI.U”. The following table sets forth the high and low sales prices of our shares on the NASDAQ Global Market for each quarter in the two year period ended December 31, 2007, and for the period ended February 21, 2008:

Fiscal Quarter Ended	High	Low

2006
March 31	$9.45	$7.46
June 30	9.75	8.01
September 30	9.90	8.22
December 31	12.36	9.00

2007
March 31	13.74	11.19
June 30	13.39	9.51
September 30	10.94	7.56
December 31	10.10	6.99

2008
Period ended February 21	9.02	6.91

(b) Shareholder Information.  As at February 21, 2008, there were approximately 462 holders of record of our shares and a total of 36,285,027 shares were outstanding.

(c) Dividend Information.  The declaration and payment of dividends is at the discretion of our board of directors. Our board of directors has not declared or paid any dividends on our shares in the past two years and does not anticipate declaring or paying dividends in the foreseeable future.

(d) Equity Compensation Plans.  The following table sets forth information as at December 31, 2007 regarding: (i) our 1992 amended and restated stock option plan under which options to acquire an aggregate of 3,600,000 of our shares may be granted; and (ii) our 2004 Stock Incentive Plan pursuant to which 1,000,000 of our shares may be issued pursuant to options, stock appreciation rights and restricted shares:

	Number of Shares to be	Weighted-average	Number of Shares
	Issued Upon Exercise	Exercise Price of	Available for Future
	of Outstanding Options	Outstanding Options	Issuance Under Plan

1992 Amended Stock Option Plan	898,334	$6.41	370,000
2004 Stock Incentive Plan	30,000	$7.30	758,314	(1)

(1)	An aggregate of 211,685 restricted shares are issued and outstanding under the plan.

(e) Private Placements.  In February 2005, pursuant to the acquisition of the Celgar mill, we issued 4,210,526 of our shares at a price of $9.50 per share to the vendor of the Celgar mill for gross proceeds of $40.0 million in reliance on Regulation S under the Securities Act of 1933, as amended, referred to as the “Securities Act”. In connection with the issuance of these shares, we filed a shelf registration statement on Form S-3 with the SEC in 2005 to register these shares for resale. The shelf registration statement was withdrawn in February 2007.

In December 2006, we purchased and cancelled an aggregate of $15,245,000 principal amount of our convertible notes in exchange for 2,201,035 shares of our common stock. The shares were issued pursuant to Section 3(a)(9) of the Securities Act of 1933, as amended.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth selected historical financial and operating data as at and for the periods indicated. The following selected financial data is qualified in its entirety by, and should be read in conjunction with, our consolidated financial statements and related notes contained in this annual report and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”. The following selected financial data:

•	includes the operating results of the Stendal mill from its start up in September 2004 and the results of operations and financial condition of the Celgar mill from the time of its acquisition in February 2005; and

•	excludes the results of operations of our paper operations which were sold in 2006 and are accounted for as discontinued operations. Previously reported data and the financial statements and related notes included herein have been reclassified to conform to the current presentation.

	Years Ended December 31,
	2007	2006		2005	2004		2003
	(Euro in thousands, other than per share and per ADMT amounts)

Statement of Operations Data
Revenues	€704,391	€623,977		€452,437	€182,242		€129,282
Costs and expenses	€634,805	€531,473		€433,787	€168,055		€118,769
Operating income (loss) from continuing operations	€69,586	€92,504		€18,650	€(8,201)		€(4,683)
Unrealized gains (losses) on derivative financial instruments	€13,537	€109,358		€(69,308)	€(32,331)		€(13,153)
Realized gains (losses) on derivative financial instruments	€6,820	€(3,510)		€(2,455)	€44,467		€29,321
Interest expense(1)	€71,400	€91,931		€86,326	€23,185		€12,576
Investment income	€4,453	€6,090		€2,422	€2,772		€5,912
Net income (loss) from continuing operations	€22,389	€69,242		€(112,058)	€30,139		€5,409
Net income (loss) (including discontinued operations)	€22,179	€63,210		€(117,146)	€19,980		€(3,593)
Net income (loss) per share from continuing operations,
Basic	€0.62	€2.08		€(3.59)	€1.73		€0.32
Diluted	€0.58	€1.72		€(3.59)	€1.25		€0.32
Net income (loss) per share (including discontinued operations)	€0.61	€1.90		€(3.75)	€1.15		€(0.21)
Weighted average shares outstanding (in thousands),
Basic	36,081	33,336		31,218	17,426		16,941
Diluted	45,303	43,084		31,218	28,525		16,941
Balance Sheet Data
Current assets	€290,259	€221,800		€251,522	€207,409		€128,401
Current liabilities	€121,516	€120,002		€140,327	€229,068		€177,348
Working capital	€168,743	€101,798	(2)	€111,195 (2)	€(21,659	)(2)	€(48,947)
Total assets(3)	€1,283,517	€1,302,594		€1,393,816	€1,255,649		€935,905
Long-term liabilities	€885,339	€963,791		€1,104,746	€863,840		€625,702
Shareholders’ equity	€276,662	€218,801		€148,743	€162,741		€132,855
Other Pulp Data(4)
Sales volume (ADMTs)	1,352,590	1,326,355		1,101,304	421,716		303,655
Production	1,404,673	1,302,260		1,184,619	446,710		310,244
Average price realized (per ADMT)	€516	€465		€407	€423		€417

(1)	We capitalized most of the interest related to the Stendal mill prior to September 18, 2004.

(2)
 We have applied for investment grants from the federal and state governments of Germany and had claims of approximately €1.6 million outstanding at December 31, 2006, all of which was received in 2007 and approximately €7.0 million outstanding at December 31, 2005, all of which was received in 2006. However, in accordance with our accounting policies, we do not record these grants until they are received.

(3)
 We do not report the effect of government grants relating to our assets in our income. These grants reduce the cost basis of the assets purchased when the grants are received. See “Item 1 — Business — Capital Expenditures”.

(4)	Excluding intercompany sales.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations as at and for the three years ended December 31, 2007 is based upon and should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this annual report. The following Management’s Discussion and Analysis of Financial Condition and Results of Operations reflects:

•	the results of operations and financial condition of our Celgar mill from the time of its acquisition in February 2005;

•	the disposition of our paper operations in 2006. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the results of this business have been classified as discontinued operations and their financial results are reported separately as discontinued operations for all periods presented. Previously reported financial statements for all periods and certain amounts in our financial statements and related notes included herein have been reclassified to conform to the current presentation; and

•	only our continuing operations except as otherwise expressly noted.

Results of Operations

We operate in the pulp business and our operations are located in Germany and western Canada. Our pulp mills are comprised of: (a) an NBSK pulp mill operated by our wholly-owned subsidiary, Rosenthal, near Blankenstein, Germany, which has a current annual production capacity of approximately 325,000 ADMTs; (b) a state-of-the-art NBSK pulp mill, with a current production capacity of approximately 620,000 ADMTs per year, near Stendal, Germany owned and operated by our 70.6% owned subsidiary, Stendal; and (c) the Celgar NBSK pulp mill operated by our wholly-owned subsidiary, Celgar, with a current annual production capacity of approximately 480,000 ADMTs located near Castlegar, British Columbia, Canada.

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

Global economic conditions, changes in production capacity and inventory levels are the primary factors affecting kraft pulp prices. Historically, kraft pulp prices have been cyclical in nature. The average European list prices for NBSK pulp between 2000 and 2007 ranged from a low of $477 per ADMT in 2002 to a high of $870 per ADMT in 2007.

List prices for NBSK pulp weakened in 2005 primarily due to the strengthening of the U.S. dollar and were approximately $600 per ADMT in Europe in December 2005. Pulp prices increased steadily in 2006 primarily as a result of the closure of several pulp mills, particularly in North America, which reduced NBSK pulp capacity by approximately 1.2 million ADMTs, better demand and the general weakness of the U.S. dollar. At the end of 2007, list prices for NBSK pulp in Europe had increased to approximately $870 per ADMT.

A producer’s sales realizations will reflect customer discounts, commissions and other items and NBSK pulp prices will continue to fluctuate in the future.

Our financial performance for any reporting period is also impacted by changes in the U.S. dollar to Euro and Canadian dollar exchange rate and in interest rates. Changes in currency rates affect our operating results because the price for our principal product, NBSK pulp, is generally based on a global industry benchmark that is quoted in U.S. dollars, even though a significant portion of the sales from our German mills is invoiced in Euros. Therefore, a weakening of the U.S. dollar against the Euro and the Canadian dollar will generally reduce the amount of revenues of our pulp operations. Most of our operating costs at our German mills, including our debt obligations under the Stendal Loan Facility and Rosenthal Loan Facility, are incurred in Euros. Most of our operating costs at the Celgar mill, including under its working capital facility, are in Canadian dollars. These costs do not fluctuate with the U.S. dollar to Euro or Canadian dollar exchange rates. Thus, a weakening of the U.S. dollar against the Euro and the Canadian dollar tends to reduce our sales revenue, gross profit and income from operations. From time to time, we seek to mitigate the effect of such weakening against the Euro through foreign currency derivatives we put into place from time to time to protect against such currency movements.

Changes in interest rates can impact our operating results because the credit facilities established for our pulp mills provide for floating rates of interest.

Changes in currency exchange and interest rates also impact certain foreign currency and interest rate derivatives used by Stendal and Rosenthal from time to time to partially protect against the effect of such changes. Gains or losses on such derivatives are included in our earnings, either as they are settled or as they are marked to market for each reporting period. See “Item 7A — Quantitative and Qualitative Disclosures about Market Risk”.

In 2005, Stendal entered into currency swaps in the aggregate principal amount of €612.6 million to convert all of its long-term indebtedness under the Stendal Loan Facility from Euros into U.S. dollars, as well as certain currency forwards, such swaps and forwards being collectively referred to as the “Currency Derivatives”. In 2007, we recorded a net realized gain of €6.8 million before minority interests on the settlement of such swaps and a net unrealized non-cash loss of €5.9 million before minority interests on the balance of the Currency Derivatives. In 2006, we recorded a net realized loss of €3.5 million before minority interests on the settlement of such swaps and a net unrealized non-cash gain of €72.1 million before minority interests on the Currency Derivatives. In 2005, we recorded a net realized loss of €2.2 million before minority interests on the Currency Derivatives that were settled and a net unrealized non-cash holding loss of €66.1 million before minority interests in respect of the Currency Derivatives.

Stendal, as required under its project financing, entered into variable-to-fixed rate interest swaps, referred to as the “Stendal Interest Rate Contracts”, in August 2002 to fix the interest rate on approximately €612.6 million of indebtedness for the full term of the Stendal Loan Facility.

In 2007 and 2006, we recorded net unrealized non-cash holding gains of €19.5 million and €37.3 million, respectively, before minority interests on the marked to market valuation of the Stendal Interest Rate Contracts. These gains resulted primarily from improving world economies and increases in long-term European interest rates. In 2005, we recorded a net unrealized non-cash holding loss of €3.2 million before minority interests on the Stendal Interest Rate Contracts. Slowing world economies and a fall in interest rates could result in our recording non-cash holding losses on the Stendal Interest Rate Contracts in future periods when they are marked to market.

Selected production, sales and exchange rate data for each of our last three years is as follows:

	Years Ended December 31,
	2007	2006	2005
	(ADMTs)

Pulp Production	1,404,673	1,302,260	1,184,619

Pulp Sales(1)	1,352,590	1,326,355	1,101,304

Revenues(1)	€704,391	€623,977	€452,437

NBSK pulp list prices in Europe ($/ADMT)	$800	$680	$610
Average pulp sales realizations (€/ADMT)	€516	€465	€407
Average Spot Currency Exchange Rates
€/$	0.7294	0.7962	0.8033
C$/$	1.0740	1.1344	1.2116
C$/€	1.4690	1.4244	1.5095

(1)	Excluding intercompany sales volumes of nil, 13,234 and 14,289 ADMTs of pulp and intercompany net sales revenues of nil, €6.4 million and €6.3 million in 2007, 2006 and 2005, respectively.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

In the year ended December 31, 2007, revenues increased by approximately 13% to €704.4 million from €624.0 million in 2006, primarily due to higher prices which were partially offset by an 8% and 5% weakening of the U.S. dollar versus the Euro and the Canadian dollar, respectively. Pulp prices increased steadily in 2007 primarily as a result of stronger demand and the weakening of the U.S. dollar. List prices for NBSK pulp in Europe were approximately $800 (€584) per ADMT in 2007, compared to approximately $680 (€542) per ADMT in 2006. At the end of 2007, list prices increased to approximately $870 (€596) per ADMT in Europe and $760 (€520) per ADMT in Asia, depending upon the country of delivery. At December 31, 2007, Norscan producers’ inventories for softwood kraft declined to 27 days supply, compared to 25 days at the end of 2006.

Average pulp sales realizations increased to €516 per ADMT in 2007 from €465 per ADMT in 2006.

Operating costs and selling, general, administrative and other expenses increased to €634.8 million in the year ended December 31, 2007 from €531.5 million in 2006, primarily as a result of increased fiber costs and higher sales volume. In 2006, we benefited from, and costs were reduced by, a reversal of an accrual for wastewater fees of €13.0 million.

Weak markets for emission allowances in 2007 resulted in the contribution to income from such sales decreasing to €4.6 million, compared to €15.6 million in 2006. Partially offsetting this was a 9% increase in sales of surplus energy in 2007 compared to 2006.

Overall, in 2007, fiber costs increased by approximately 29% compared to 2006 as a result of both a supply imbalance and increased demand. In Germany, the supply imbalance resulted from low harvesting levels in late 2005 and 2006 which were not made up during the course of the year. Increased demand in Germany resulted from higher consumption of wood residuals by renewable energy suppliers. A strong European lumber market at the beginning of 2007 provided some marginal price relief in the middle of the year. Fiber costs at our Celgar mill were also higher in the current period compared to the comparative period of 2006 due to reduced North American sawmill activity as a result of weakness in U.S. housing construction. Fiber costs at our Celgar mill were relatively stable over the last half of 2007, due to supply optimization and the currency impact on the mill’s U.S. sourced fiber. Overall, continued weakness in lumber markets may put upward pressure on prices in the first half of 2008.

Operating depreciation and amortization increased marginally to €56.4 million in 2007 from €55.8 million in 2006.

For the year ended December 31, 2007, operating income decreased to €69.6 million from €92.5 million in the prior year as higher pulp prices, productivity and energy sales were more than offset by higher fiber costs, the weakening of the U.S. dollar and the reduction in sales of emission allowances.

Interest expense in 2007 decreased by 22% to €71.4 million from €91.9 million in 2006 primarily due to a lower level of borrowing by Stendal as it repaid €33.9 million in principal, the settlement of the cross-currency swaps in the first quarter of 2007 and the inclusion in 2006 of €2.1 million of interest expense related to our repurchase of convertible notes.

Stendal previously entered into the Stendal Interest Rate Contracts to fix the interest rate on its outstanding bank indebtedness and we also entered into the Currency Derivatives. Due primarily to the increase in long-term European interest rates, we recorded an unrealized gain of €20.4 million before minority interests on our outstanding derivatives in 2007, compared to an unrealized net gain of €105.8 million before minority interests on our outstanding derivatives in 2006 which included a realized loss of €3.5 million from the settlement of currency forwards.

A portion of our long-term debt is denominated and repayable in foreign currencies, principally U.S. dollars. In 2007, we recorded an unrealized gain of €11.0 million on our foreign currency denominated debt as a result of the weakening of the U.S. dollar during the period, compared to an unrealized gain of €15.2 million thereon in 2006.

In 2007 we decreased our provision for deferred income tax by approximately €48.7 million, primarily due to lower unrealized gains on our derivative instruments.

In 2007, minority interest, representing the minority shareholder’s proportionate interest in the Stendal mill, was €1.3 million, compared to €1.1 million in 2006.

We reported net income for 2007 of €22.4 million, or €0.62 per basic and €0.58 per diluted share, which included an aggregate net gain of €31.3 million on our outstanding derivatives and a foreign exchange gain on our long-term debt. In 2006, we reported net income of €69.2 million, or €2.08 per basic and €1.72 per diluted share, which reflected a net unrealized gain of €121.1 million on our outstanding derivatives and a foreign exchange gain on our debt.

In 2007, net income including discontinued operations was €22.2 million, or €0.61 per basic and €0.58 per diluted share. In 2006, net income including discontinued operations was €63.2 million, or €1.90 per basic and €1.58 per diluted share.

In 2007, “Operating EBITDA” decreased to €126.2 million from €148.3 million in 2006. Operating EBITDA is defined as operating income (loss) from continuing operations plus depreciation and amortization and non-recurring capital asset impairment charges. Operating EBITDA is calculated by adding depreciation and amortization and non-recurring capital asset impairment charges of €56.7 million and €55.8 million to the operating income from continuing operations of €69.6 million and €92.5 million for the years ended December 31, 2007 and 2006, respectively.

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

The following table provides a reconciliation of net income from continuing operations to operating income from continuing operations and Operating EBITDA for the periods indicated:

	Years Ended December 31,
	2007	2006
	(in thousands)

Net income from continuing operations	€22,389	€69,242
Minority interest	1,251	1,071
Income taxes provision	10,314	57,443
Interest expense	71,400	91,931
Investment income	(4,453)	(6,090)
Derivative financial instruments, net	(20,357)	(105,848)
Foreign exchange gain on debt	(10,958)	(15,245)

Operating income from continuing operations	69,586	92,504
Add: Depreciation and amortization	56,658	55,834

Operating EBITDA	€126,244	€148,338

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

Average pulp sales realizations increased to €465 per ADMT on average in 2006 from €407 per ADMT in 2005, primarily as a result of higher pulp prices.

Operating costs and selling, general, administrative and other expenses increased to €531.5 million in the year ended December 31, 2006 from €433.8 million in 2005, primarily as a result of higher sales volume, partially offset by a reversal of accruals for wastewater fees of €13.0 million. In 2006, German environmental authorities confirmed that certain initiatives and capital expenditures undertaken by us qualified to offset such fees.

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

Operating depreciation and amortization for the pulp operations increased to €55.8 million in the current period, from €50.9 million in 2005, primarily as a result of the inclusion of a full year of depreciation at our Celgar mill.

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

In 2006, as a result of an increase in long-term European interest rates, we also recorded an unrealized non-cash holding gain of €37.3 million before minority interests on the marked to market valuation of the Stendal Interest Rate Contracts. In 2005, we recorded an unrealized non-cash loss on the Stendal Interest Rate Contracts of €3.2 million and a realized loss of €0.3 million upon the settlement of the Rosenthal forward interest rate and interest cap contracts, or the “Rosenthal Interest Rate Contracts”, in respect of a portion of its long-term indebtedness under its previous project loan facility. We also recorded an unrealized non-cash foreign exchange gain on our long-term debt of €15.2 million in 2006 due to the strengthening of the Euro versus the U.S. dollar, compared to an unrealized loss of €4.2 million thereon in 2005.

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

In 2006, Operating EBITDA increased to €148.3 million from €69.8 million in 2005. Operating EBITDA is defined as operating income (loss) from continuing operations plus depreciation and amortization and non-

recurring capital asset impairment charges. Operating EBITDA is calculated by adding depreciation and amortization and non-recurring capital asset impairment charges of €55.8 million and €51.2 million to the operating income from continuing operations of €92.5 million and €18.7 million for the years ended December 31, 2006 and 2005, respectively.

Operating EBITDA has significant limitations as an analytical tool, and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. See the discussion of our results for the year ended December 31, 2007 for additional information relating to such limitations and Operating EBITDA.

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

Sensitivities

Our earnings are sensitive to, among other things, fluctuations in:

NBSK Pulp Price.  NBSK pulp is a global commodity that is priced in U.S. dollars, whose markets are highly competitive and cyclical in nature. As a result, our earnings are sensitive to NBSK pulp price changes. Based upon our 2007 sales volume (and assuming all other factors remained constant), each $10.00 per tonne change in NBSK pulp prices yields a change in Operating EBITDA of approximately €10.0 million.

Foreign Exchange.  As NBSK pulp is principally quoted in U.S. dollars, the amount of revenues we generate fluctuates with changes in the value of the U.S. dollar to the Euro. Based upon our 2007 revenues, each €0.01 change in the value of the U.S. dollar yields a change in annual gross sales revenue of approximately €10.0 million.

Liquidity and Capital Resources

The following table is a summary of selected financial information for the periods indicated:

	Years Ended December 31,
	2007	2006
	(in thousands)

Financial Position
Cash and cash equivalents	€84,848	€69,367
Working capital	168,743	101,630	(1)
Property, plant and equipment	933,258	972,143
Total assets	1,283,517	1,300,500	(1)
Long-term liabilities	885,339	963,791
Shareholders’ equity	276,662	218,801

(1)	Excluding assets and liabilities of discontinued operations.

At December 31, 2007, our cash and cash equivalents were €84.8 million, compared to €69.4 million at the end of 2006. We also had €33.0 million of cash restricted in a debt service account related to the financing for the Stendal mill, compared to €57.0 million as at the end of 2006.

We expect to meet our interest and debt service expenses and the working and maintenance capital requirements for our operations from cash flow from operations, cash on hand and the revolving working capital loan facilities for our mills.

Operating Activities

We operate in a cyclical industry and our operating cash flows vary accordingly. Our principal operating cash expenditures are for labor, fiber, chemicals and debt service.

Operating activities in 2007 provided cash of €19.1 million, compared to €49.2 million in 2006. An increase in receivables due primarily to higher pulp sales used cash of €11.9 million in 2007, compared to €7.4 million in 2006. An increase in inventories used cash of €38.7 million in 2007, primarily due to the build up of fiber supply at our three mills, compared to a reduction in inventories providing cash of €7.4 million in 2006. An increase in accounts payable and accrued expenses provided cash of €3.3 million in 2007, compared to a reduction thereof using cash of €9.3 million in 2006.

Working capital is subject to cyclical operating needs, the timing of collection of receivables and the payment of payables and expenses.

Investing Activities

Investing activities in 2007 provided cash of €25.0 million, primarily due to a drawdown of €24.0 million from our debt service reserve account under the Stendal Loan Facility to repay principal. The repayment of notes receivable provided cash of €5.0 million. Investing activities in 2006 used cash of €62.2 million, primarily related to the purchase of property, plant and equipment at our pulp mills of €32.9 million and a build up in our Stendal mill’s debt service reserve account of €25.4 million.

We expect capital expenditures in 2008 to total approximately €20.8 million. This level of capital expenditures could increase or decrease as a result of a number of factors, including our financial results and future economic conditions. Our planned capital spending in 2008 will be for efficiency and quality improvement projects, replacement projects and ongoing environmental compliance.

Financing Activities

Financing activities used cash of €30.7 million in 2007 primarily due to the principal repayments of the Stendal Loan Facility of €33.9 million, of which €24.0 million was funded from the restricted cash Stendal debt service account and the repayment of capital lease obligations of €5.6 million. In 2006, financing activities provided cash of €1.0 million primarily due to the receipt of the last outstanding government grants related to the Stendal mill of €9.1 million which were offset by the net repayment of debt of €9.8 million and the repayment of capital lease obligations of €4.1 million.

As at December 31, 2007, we had drawn down none of the €40.0 million revolving term credit facility relating to the Rosenthal mill and C$22.0 million under the C$40.0 million revolving credit facility relating to the Celgar mill.

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

The following represents the results of our discontinued operations for the periods indicated:

	Years Ended December 31,
	2007	2006	2005
	(in thousands)

Revenues	€128	€46,351	€61,471
Operating income (loss) from discontinued operations	(210)	394	(2,306)
Net loss on disposal of discontinued operations	—	(5,957)	—
Net loss	(210)	(6,032)	(5,088)

The following represents the statement of cash flows of our discontinued operations for the periods indicated:

	Years Ended December 31,
	2007	2006
	(in thousands)

Cash flows used in operating activities	€(1,519)	€(2,121)
Cash flows from investing activities	1,260	5,944
Cash flows used in financing activities	—	(4,158)

See Note 18, Discontinued Operations, of the consolidated financial statements and related notes contained in this annual report for additional information relating to the discontinued operations.

Contractual Obligations and Commitments

The following table sets out our contractual obligations and commitments as at December 31, 2007 in connection with our long-term liabilities.

	Payments Due By Period
Contractual Obligations	2008	2009-2010	2011-2012	Beyond 2012	Total
	(in thousands)

Long-term debt(1)	€—	€61,304	€—	€212,285	€273,589
Debt, Stendal(2)	34,023	76,433	91,587	374,224	576,267
Capital lease obligations(3)	3,680	3,223	1,579	1,815	10,297
Operating lease obligations(4)	731	839	140	1	1,675
Purchase obligations(5)	39,152	6,348	1,707	5,905	53,112
Other long-term liabilities(6)	2,273	4,123	4,487	13,455	24,338

Total(7)	€79,859	€152,270	€99,464	€607,685	€939,278

(1)
 This reflects principal only relating primarily to indebtedness under credit facilities relating to the pulp mills, but does not reflect indebtedness relating to the Stendal mill. See “Item 1 — Business — Description of Certain Indebtedness”, footnote 2 below and Note 8 to our annual financial statements included herein for a description of such indebtedness. See “Item 7A — Quantitative and Qualitative Disclosure about Market Risk” for information about our derivatives.

(2)
 This reflects principal only in connection with indebtedness relating to the Stendal mill, including under the Stendal Loan Facility and convertible notes. See “Item 1 — Business — Description of Certain Indebtedness” and Note 8 to our annual financial statements included herein for a description of such indebtedness. This does not include amounts associated with derivatives entered into in connection with the Stendal Loan Facility. See “Item 7A — Quantitative and Qualitative Disclosure about Market Risk” for information about our derivatives.

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
(7)
 We have identified approximately €4.0 million of potential tax liabilities that are more likely than not to be paid. However, due to the uncertain timing related to the potential liabilities, we are unable to allocate the payments in the contractual obligations table.

Capital Resources

In addition to our current revolving credit facilities for the Rosenthal and Celgar mills, we may seek to raise future funding in the debt markets if our indenture relating to our 9.25% senior notes permits, and subject to compliance with the terms thereunder. The indenture governing the senior notes provides that, in order for Mercer Inc. and its restricted subsidiaries (as defined in the indenture and which excludes the Stendal mill and, up to December 31, 2006, our discontinued operations) to enter into certain types of transactions, including the incurrence of additional indebtedness, the making of restricted payments and the completion of mergers and consolidations (other than, in each case, those specifically permitted by our senior note indenture), we must meet a minimum ratio of Indenture EBITDA to Fixed Charges, as defined in the senior note indenture, of 2.0 to 1.0 on a pro forma basis for the most recently ended four full fiscal quarters.

For a description of our senior notes and credit facilities, see “Item 1 — Business — Description of Certain Indebtedness”.

Foreign Currency

Our reporting currency is the Euro as a majority of our business transactions are denominated in Euros. However, we hold certain assets and liabilities in U.S. dollars and Canadian dollars. Accordingly, our consolidated financial results are subject to foreign currency exchange rate fluctuations.

We translate foreign denominated assets and liabilities into Euros at the rate of exchange on the balance sheet date. Unrealized gains or losses from these translations are recorded in our consolidated statement of comprehensive income and impact on shareholders’ equity on the balance sheet but do not affect our net earnings.

In the year ended December 31, 2007, we reported a net €29.2 million foreign exchange translation income and, as a result, the cumulative foreign exchange translation gain reported within comprehensive income increased to €41.1 million at December 31, 2007 from €11.9 million at December 31, 2006.

Based upon the exchange rate at December 31, 2007, the U.S. dollar has decreased by approximately 11% in value against the Euro since December 31, 2006. See “Item 7A — Quantitative and Qualitative Disclosures about Market Risk”.

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

The following is a discussion of the results of operations and financial condition of the Restricted Group. For further information regarding the Restricted Group including, without limitation, a reconciliation to our consolidated results of operations, see Note 20 of our annual financial statements included herein.

Restricted Group Results — Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Revenues for the Restricted Group in 2007 increased to €401.3 million from €361.0 million in 2006, primarily because of higher prices and sales volumes. Average pulp sales realizations for the Restricted Group increased to €524 per ADMT on average in the year ended December 31, 2007 from €472 per ADMT in 2006. The increase in pulp prices was partially offset by the weakening of the U.S. dollar which decreased in value by approximately 8% and 5% against the Euro and the Canadian dollar, respectively, during the period.

Operating costs and selling, general, administrative and other expenses for the Restricted Group in 2007 increased to €364.6 million from €326.6 million in the comparative period of 2006, primarily as a result of increased fiber costs and higher sales volume.

Operating depreciation and amortization for the Restricted Group in 2007 increased marginally to €28.7 million from €27.8 million in 2006.

During 2007, we took an aggregate of 21 days scheduled annual maintenance downtime at our Rosenthal and Celgar mills. During 2006, our Rosenthal and Celgar mills took approximately 34 days of scheduled maintenance and strategic capital expenditure downtime, during which Rosenthal completed the installation of a new brownstock washer.

During the scheduled maintenance downtime at Celgar, we implemented the final phase of our Blue Goose capital project consisting of the dryer capacity expansion. These changes have shown improvements in production capacity and operational efficiencies, as evidenced by Celgar achieving daily, monthly and quarterly production records during the year.

The markets and prices for emission allowances continue to be weak, and as a result our contribution to income from the sale of such emission allowances by our Rosenthal pulp mill in 2007 was €1.6 million, compared to €4.9 million in 2006.

Overall, fiber costs of the Restricted Group increased by approximately 33% in 2007 versus the same period of 2006 as a result of both a supply imbalance and increased demand. In Germany, the supply imbalance resulted from low harvesting levels in late 2005 and 2006 which were not made up during the course of the year. Increased demand in Germany resulted from higher consumption of wood residuals by renewable energy suppliers. A strong European lumber market at the beginning of 2007 provided some price relief in the middle of the year. Overall, we currently expect fiber prices to be generally level for the balance of the year but continued weakness in lumber markets may put upward pressure on prices in early 2008.

In 2007, income from operations of the Restricted Group increased to €36.7 million from €34.4 million last year, primarily as a result of higher pulp prices, partially offset by higher fiber prices and a weakening U.S. dollar.

Interest expense for the Restricted Group in 2007 decreased to €28.5 million from €34.4 million a year ago as a result of lower borrowings and the inclusion in 2006 of €2.1 million of interest expense recorded on the repurchase of convertible notes.

The Restricted Group did not have any currency derivatives outstanding during 2006 that materially affected its results. In 2007, the Restricted Group recorded an unrealized non-cash foreign exchange gain on debt and distributions of €10.6 million, compared to €15.2 million in 2006.

The net income for the Restricted Group for the year ended December 31, 2007 was €17.7 million, which reflected improved markets and an unrealized non-cash foreign exchange gain on debt of €10.6 million. In 2006, the Restricted Group reported net income of €9.4 million, which reflected improved markets and an unrealized non-cash foreign exchange gain on debt of €15.2 million.

The Restricted Group generated “Operating EBITDA” of €65.6 million and €62.2 million in the years ended December 31, 2007 and 2006, respectively. Operating EBITDA is defined as operating income (loss) from continuing operations plus depreciation and amortization and non-recurring capital asset impairment charges. Operating EBITDA for the Restricted Group is calculated by adding depreciation and amortization and non-recurring capital asset impairment charges of €28.9 million and €27.8 million to the income from operations of €36.7 million and €34.4 million for the years ended December 31, 2007 and 2006, respectively.

Operating EBITDA has significant limitations as an analytical tool, and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. See the discussion of our results for the year ended December 31, 2007 for additional information relating to such limitations and Operating EBITDA.

The following table provides a reconciliation of net income from continuing operations to operating income from continuing operations and Operating EBITDA for the Restricted Group for the periods indicated:

	Years Ended December 31,
	2007	2006
	(in thousands)

Restricted Group(1)
Net income from continuing operations	€17,702	€9,351
Income taxes benefit	6,428	11,258
Interest expense	28,472	34,354
Investment and other income	(5,303)	(5,316)
Foreign exchange gain on debt	(10,629)	(15,245)

Operating income from continuing operations	36,670	34,402
Add: Depreciation and amortization	28,919	27,819

Operating EBITDA	€65,589	€62,221

(1)	See Note 20 of the financial statements included elsewhere herein for a reconciliation to our consolidated results.

Restricted Group Results — Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Total revenues for the Restricted Group for the year ended December 31, 2006 increased to €361.0 million from €276.4 million in the comparative period of 2005, primarily because of higher pulp sales and the inclusion of a full year of sales for the Celgar mill. Average pulp sales realizations for the Restricted Group increased to €472 per ADMT on average in the year ended December 31, 2006 from €413 per ADMT in 2005, primarily as a result of higher sales prices.

Operating costs and selling, general, administrative and other expenses for the Restricted Group in the year ended December 31, 2006 increased to €326.6 million from €265.7 million in the comparative period of 2005, primarily as a result of higher sales volumes.

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

Operating EBITDA has significant limitations as an analytical tool, and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. See the discussion of our results for the year ended December 31, 2007 for additional information relating to such limitations and Operating EBITDA.

The following table provides a reconciliation of net income (loss) from continuing operations to operating income from continuing operations and Operating EBITDA for the Restricted Group for the periods indicated:

	Years Ended December 31,
	2006	2005
	(in thousands)

Restricted Group(1)(2)
Net income (loss) from continuing operations(3)	€9,351	€(25,206)
Income taxes benefit	11,258	1,161
Interest expense	34,354	32,352
Investment and other income	(5,316)	(3,742)
Derivative financial instruments, net	—	295
Foreign exchange (gain) loss on debt	(15,245)	4,156
Impairment of investments	—	1,699

Operating income from continuing operations	34,402	10,715
Add: Depreciation and amortization	27,819	23,898

Operating EBITDA	€62,221	€34,613

(1)	The results of the Celgar mill are included from the date of its acquisition in February 2005.

(2)	See Note 20 of the financial statements included elsewhere herein for a reconciliation to our consolidated results.

(3)	For the Restricted Group net income (loss) from continuing operations and net income (loss) are the same.

Liquidity and Capital Resources of the Restricted Group

The following table is a summary of selected financial information for the Restricted Group for the periods indicated:

	Years Ended December 31,
	2007	2006
	(in thousands)

Restricted Group Financial Position(1)
Cash and cash equivalents	€59,371	€39,078
Working capital	120,486	74,961
Property, plant and equipment, net	385,569	408,957
Total assets	627,854	609,515
Long-term liabilities	305,158	318,728
Shareholders’ equity	278,582	243,949

(1)	See Note 20 of the financial statements included elsewhere herein for a reconciliation to our consolidated results.

At December 31, 2007, the Restricted Group had cash and cash equivalents of €59.4 million, compared to €39.1 million at the end of 2006. At December 31, 2007, the Restricted Group had working capital of €120.5 million.

We expect the Restricted Group to meet its interest and debt service expenses and meet the working and maintenance capital requirements for its current operations from cash flow from operations, cash on hand and two working capital facilities for the Rosenthal and Celgar mills in the amounts of €40.0 million and C$40.0 million, respectively.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect both the amount and the timing of recording of assets, liabilities, revenues and expenses in the consolidated financial statements and accompanying note disclosures. Our management routinely makes judgments and estimates about the effects of matters that are inherently uncertain. As the number of variables and assumptions affecting the probable future resolution of the uncertainties increase, these judgments become even more subjective and complex.

Our significant accounting policies are disclosed in Note 1 to our audited annual consolidated financial statements included in Part IV of this annual report. While all of the significant accounting policies are important to the consolidated financial statements, some of these policies may be viewed as having a high degree of judgment. On an ongoing basis using currently available information, management reviews its estimates, including those related to accounting for pensions and post-retirement benefits, provisions for bad debt and doubtful accounts, derivative instruments, impairment of long-lived assets, deferred taxes and environmental conservation and legal liabilities. Actual estimates could differ from these estimates.

The following accounting policies require management’s most difficult, subjective and complex judgments, and are subject to a fair degree of measurement uncertainty.

Derivative Instruments.  We adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, effective January 1, 2001. Derivative instruments are measured at fair value and reported in the balance sheet as assets or liabilities. Accounting for gains or losses depends on the intended use of the derivative instruments. Gains or losses on derivative instruments which are not designated hedges for accounting purposes are recognized in earnings in the period of the change in fair value. Gains or losses on derivative instruments formally designated as hedges are recognized in either earnings or other comprehensive income.

In 2007, we reported a net unrealized non-cash holding gain of €19.5 million before minority interests in respect of the Stendal Interest Rate Contracts. We also recognized a net gain of €0.9 million in respect of the Currency Derivatives.

Impairment of Long-Lived Assets.  We periodically evaluate long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review of recoverability, we estimate future cash flows expected to result from the use of the asset and its eventual disposition. The estimates of future cash flows, based on reasonable and supportable assumptions and projections, require management to make subjective judgments. In addition, the time periods for estimating future cash flows is often lengthy, which increases the sensitivity of the assumptions made. Depending on the assumptions and estimates used, the estimated future cash flows projected in the evaluation of long-lived assets can vary within a wide range of outcomes. Our management considers the likelihood of possible outcomes in determining the best estimate of future cash flows. If actual results are not consistent with the assumptions and judgments used in estimating future cash flows and asset fair values, actual impairment losses could vary materially, either positively or negatively, from estimated impairment losses.

No impairment losses were recorded in 2007.

Deferred Taxes.  We currently have deferred tax assets which are comprised primarily of tax loss carryforwards and deductible temporary differences, both of which will reduce taxable income in the future. The amounts recorded for deferred tax are based upon various judgments, assumptions and estimates. We assess the realization of these deferred tax assets on a periodic basis to determine whether a valuation allowance is required. We determine whether it is more likely than not that all or a portion of the deferred tax assets will be realized, based on currently available information, including, but not limited to, the following:

•	the history of the tax loss carryforwards and their expiry dates;

•	future reversals of temporary differences;

•	our projected earnings; and

•	tax planning opportunities.

If we believe that it is more likely than not that some of these deferred tax assets will not be realized, based on currently available information, an income tax valuation allowance is recorded against these deferred tax assets. As at December 31, 2007, we had €17.6 million in deferred tax assets and €18.6 million in deferred tax liabilities, resulting in a net deferred tax liability of €1.0 million. Our tax assets are net of a €73.2 million valuation allowance. For the year ended December 31, 2007, our review concluded that it was appropriate to reduce the valuation allowance against loss carryforwards by approximately €15.0 million primarily as a result of a legislated tax rate reduction in Germany after considering expected future earnings.

If market conditions improve or tax planning opportunities arise in the future, we will reduce our valuation allowances, resulting in future tax benefits. If market conditions deteriorate in the future, we will increase our valuation allowances, resulting in future tax expenses. Any change in tax laws, particularly in Germany, will change the valuation allowances in future periods.

New Accounting Standards

In December 2007, the Financial Accounting Standards Board, or “FASB”, issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements, or “FAS 160”. FAS 160 establishes accounting and reporting standards for entities that have equity investments that are not attributable directly to the parent, called noncontrolling interests or minority interests. Specifically, FAS 160 states where and how to report noncontrolling interests in the consolidated statements of financial position and operations, how to account for changes in noncontrolling interests and provides disclosure requirements. The provisions of FAS 160 are effective for us beginning January 1, 2009. We are currently evaluating the impact that the adoption of this statement will have on our consolidated financial position, results of operations and disclosures.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), Business Combinations, or “FAS 141(R)”. FAS 141(R) establishes how an entity accounts for the identifiable assets acquired, liabilities assumed, and any noncontrolling interests acquired, how to account for goodwill acquired and determines what disclosures are required as part of a business combination. FAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, early adoption is prohibited. We are currently evaluating the impact that the adoption of this statement will have on our consolidated financial position, results of operations and disclosures.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements, or “FAS 157”. FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. It is applicable whenever another standard requires or permits assets or liabilities to be measured at fair value, but it does not expand the use of fair value to any new circumstances. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. On February 12, 2008, the FASB Staff issued for comment FASB Staff Position FAS 157-2, or “FSP 157-2”, which defers the effective date of FAS 157 for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. FSP 157-2 defers the effective date of FAS 157 to fiscal years beginning after November 15, 2008 for items within the scope of FSP 157-2. We are in the process of determining the impact, if any, the adoption of FAS 157 will have on its consolidated financial position or results of operations.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, or “FAS 159”. FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value, with the objective of improving financial reporting by mitigating volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The provisions of FAS 159 are effective for our year ending December 31, 2008. We are currently evaluating the impact, if any, that the adoption of this statement will have on our consolidated financial position, results of operations and disclosures.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109, or “FIN 48”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes, and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more likely than not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, we recognized no adjustment in the net liability for unrecognized tax benefits.

For additional discussion of new accounting standards see Note 1 to our annual audited consolidated financial statements included elsewhere in this annual report.

Cautionary Statement Regarding Forward-Looking Information

Statements in this annual report that are not reported financial results or other historical information are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. These statements use forward-looking terminology, are based on present information we have related to our existing business circumstances and various assumptions we make and involve a number of risks and uncertainties, any of which could cause actual results to differ materially from these forward-looking statements. We caution you that, unless required by applicable law, we do not assume any obligation to update forward-looking statements based on unanticipated events or changed expectations. Factors that could cause actual results to differ materially include, but are not limited to those set forth under “Item 1A — Risk Factors”.

Inflation

We do not believe that inflation has had a material impact on revenues or income during 2007.

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

We use foreign exchange derivatives to convert some of our costs (including currency swaps relating to our long-term indebtedness) from Euros to U.S. dollars as our principal product is priced in U.S. dollars. We have also converted some of our costs to U.S. dollars by issuing long-term U.S. dollar denominated debt in the form of our 8.5% convertible subordinated notes and $310 million 9.25% senior notes issued in February 2005. The proceeds of the 9.25% senior notes were used in part to repay a project loan facility for our Rosenthal mill, referred to as the “Project Facility”. We use interest rate derivatives to fix the rate of interest on indebtedness, including under the Stendal Loan Facility and, prior to its repayment in February 2005, the Project Facility.

All of the derivatives we entered into were either pursuant to the Project Facility, which was repaid and discharged in February 2005, or the Stendal Loan Facility. Each of these loan facilities provided facilities for foreign exchange derivatives, interest rate derivatives and commodities derivatives, subject to prescribed controls, including maximum notional and at-risk amounts. The Stendal Loan Facility is secured by substantially all of the assets of the Stendal mill and has the benefit of certain German governmental guarantees. Prior to its discharge in 2005, the Project Facility was secured by substantially all of the mill’s assets and also had the benefit of certain

German governmental grants. Neither of these credit facilities had any separate margin requirements when derivatives are entered into pursuant to their terms and are subsequently marked to market. The revolving working capital credit facility we established in February 2005 for the Rosenthal mill allows us to enter into derivative instruments to manage risks relating to its operations.

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

In August 2002, Stendal entered into the Stendal Interest Rate Contracts in connection with its long-term indebtedness relating to the Stendal mill to fix the interest rate under the Stendal Loan Facility at the then low level, relative to its historical trend and projected variable interest rate. These contracts were entered into under a specific credit line under the Stendal Loan Facility and are subject to prescribed controls, including certain maximum amounts for notional and at-risk amounts. Under the Stendal Interest Rate Contracts, Stendal pays a fixed rate and receives a floating rate with the interest payments being calculated on a notional amount. The interest rates payable under the Stendal Loan Facility were swapped into fixed rates based on the Eur-Euribor rate for the repayment periods of the tranches under the Stendal Loan Facility. Stendal effectively converted the Stendal Loan Facility from a variable interest rate loan into a fixed interest rate loan, thereby reducing interest rate uncertainty.

In March 2004, Stendal also entered into currency derivatives which are comprised of a currency swap in the principal amount of €306.3 million which matures in April 2011 and a currency forward contract for the notional amount of €20.6 million maturing in March 2005 to reduce or limit its exposure to currency risks and to augment its potential gains or reduce its potential losses.

In December 2004, we settled all of our then outstanding currency derivatives due to the substantial weakening of the U.S. dollar versus the Euro in 2004 and realized a gain of €44.5 million thereon. In February 2005, we settled the Rosenthal Interest Rate Contracts in connection with the repayment and discharge of the Project Facility and realized a loss of €0.3 million thereon.

In the first quarter of 2005, Stendal entered into foreign currency derivatives in order to swap approximately three-quarters of its long-term indebtedness outstanding under the Stendal Loan Facility into U.S. dollars as follows: (i) approximately €306.3 million in principal amount was swapped into U.S. dollars at a rate of 1.2960 with a maturity in October 2017, and (ii) approximately €153.2 million in principal amount was swapped into U.S. dollars at a rate of 1.2990 with a maturity in October 2017. In the second quarter of 2005, Stendal swapped the balance of its long-term indebtedness under the Stendal Loan Facility, being approximately €153.2 million in principal amount, into U.S. dollars at a rate of 1.2799 with a maturity in October 2017. All of these currency swaps were entered into by Stendal to reduce the effects of exchange rate fluctuations between the U.S. dollar and the Euro on notional amounts under the Stendal Loan Facility.

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

The following table and the notes thereto sets forth the maturity date, the notional amount, the recognized gain or loss and the strike and swap rates for derivatives that were in effect during 2006 and 2007:

			Recognized		Recognized
			Gain (Loss)		Gain (Loss)
			Year Ended		Year Ended
		Notional	December 31,	Notional	December 31,
Derivative Instrument	Maturity Date	Amount	2007	Amount	2006
		(in millions)	(in thousands)	(in millions)	(in thousands)

Interest Rate Derivatives
Stendal Interest Rate Contracts(1)(2)	October 2017	€556.6	€19,470	€590.0	€37,292

Foreign Exchange Rate Derivatives
Stendal Currency Swap(3)	Settled	€—	€(181)	€295.0	€33,683
Stendal Currency Swap(4)	Settled	€—	—	€147.5	17,629
Stendal Currency Swap(5)	Settled	€—	1,067	€147.5	16,654
Stendal Currency Forward(6)	Settled	$—	—	$50.0	590

			€886		€68,556

(1)	In connection with the Stendal Loan Facility, in the third quarter of 2002 Stendal entered into the Stendal Interest Rate Contracts, which are variable-to-fixed interest rate swaps, for the term of the Stendal Loan Facility, with respect to an aggregate maximum amount of approximately €612.6 million of the principal amount of the long-term indebtedness under the Stendal Loan Facility. The swaps took effect on October 1, 2002 and are comprised of three contracts. The first contract commenced in October 2002 for a notional amount of €4.1 million, gradually increasing to €464.9 million, with an interest rate of 3.795%, and matured in May 2004. The second contract commenced in May 2004 for a notional amount of €464.9 million, gradually increasing to €612.6 million, with an interest rate of 5.28%, and matured in April 2005. The third contract commenced in April 2005 for a notional amount of €612.6 million, with an interest rate of 5.28%, and the notional amount gradually decreases and the contract terminates upon the maturity of the Stendal Loan Facility in October 2017.

(2)	For the year ended December 31, 2005, the unrealized non-cash loss for the Stendal Interest Rate Contracts was €3.2 million.

(3)	For €306.3 million of the outstanding principal amount under the Stendal Loan Facility, all repayment installments from February 7, 2005 until October 2, 2017 were swapped into U.S. dollar amounts at a rate of U.S. 1.2960. The interest rate was swapped into the following payments: pay six-month U.S. dollar to LIBOR plus 12 basis points and receive the six-month Euribor. The swap was settled in March 2007.

(4)	For €153.2 million of the outstanding principal amount under the Stendal Loan Facility, all repayment installments from April 1, 2005 until October 2, 2017 were swapped into U.S. dollar amounts at a rate of U.S. 1.2990. The interest rate was swapped into the following payments: pay six-month U.S. dollar to LIBOR plus 13 basis points and receive the six-month Euribor. The swap was settled in December 2006.

(5)	For €153.2 million of the outstanding principal amount under the Stendal Loan Facility, all repayment installments from April 18, 2005 until October 2, 2017 were swapped into U.S. dollar amounts at a rate of U.S. 1.2799. The interest rate was swapped into the following payments: pay six-month U.S. dollar to LIBOR plus 13 basis points and receive the six-month Euribor. The swap was settled in March 2007.

(6)	Currency forward entered into in the first quarter of 2005 in the notional amount of $50.0 million at a rate of 1.3108 which matured in February 2006.

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

The following tables provide information about our exposure to interest rate fluctuations for the carrying amount of financial instruments sensitive to such fluctuations as at December 31, 2007, and expected cash flows from these instruments:

	As at December 31, 2007
	Carrying	Fair	Expected maturity date
	Value	Value	2008	2009	2010	2011	2012	Thereafter
	(in thousands)

Assets
Cash, restricted (€)(1)	€33,000	€33,000	€660	€660	€660	€660	€660	€36,300
Liabilities
Long-term debt:
Fixed rate ($)(2)	€212,285	€193,179	€—	€—	€—	€—	€—	€212,285
Average interest rate	9.25%	9.25%						9.25%
Fixed rate ($)(3)	€46,056	€60,333	€—	€—	€46,056	€—	€—	€—
Average interest rate	8.5%	8.5%			8.5%
Variable rate(€)(4)	€565,096	€565,096	€34,000	€36,600	€39,800	€44,000	€47,600	€363,096
Average interest rate	5.8%	5.8%	5.8%	5.8%	5.8%	5.8%	5.8%	5.8%
Variable rate (C$)(5)	€15,248	€15,248	€—	€15,248	€—	€—	€—	€—
Average interest rate	6.5%	6.5%		6.5%

	As at December 31, 2007
	Nominal	Fair	Expected maturity date
	Amount	Value	2008	2009	2010	2011	2012	Thereafter
	(in thousands)

Interest Rate Derivatives
Interest rate swaps:
Variable to fixed(€)(6)	€556,580	€(21,885)	€33,520	€36,020	€39,280	€43,315	€46,870	€357,575
Average pay rate	5.3%	5.3%	5.3%	5.3%	5.3%	5.3%	5.3%	5.3%
Average receive rate	4.8%	4.8%	4.8%	4.8%	4.8%	4.8%	4.8%	4.8%

(1)	We are required to maintain a restricted cash account pursuant to the Stendal Loan Facility. The interest income on the restricted cash balance is estimated to be 2% per annum.

(2)	Senior notes due February 2013, bearing interest at 9.25%, principal amount $310 million.

(3)	Subordinated convertible notes due October 2010, bearing interest at 8.5%, principal amount $67.3 million.

(4)	Stendal Loan Facility bears interest at varying rates of between Euribor plus 0.90% to Euribor plus 1.85%.

(5)	Celgar Working Capital Facility bears interest at bankers acceptance plus 2.25% or Canadian prime plus 0.50% on Canadian dollar denominated amounts and bears interest at LIBOR plus 2.25% or U.S. base plus 0.50% on U.S. dollar denominated amounts. As at December 31, 2007 the principal amount owing was C$22 million.

(6)	Interest rate swaps put in place on the Stendal Loan Facility, effectively converting it from a variable interest rate to a fixed interest rate loan.

Foreign Currency Exchange Rate Risk

Our reporting currency is the Euro. However, we hold financial instruments denominated in U.S. dollars, Canadian dollars and, to a lesser extent, Swiss francs, which are sensitive to foreign currency exchange rate fluctuations. A depreciation of these currencies against the Euro will decrease the fair value of such financial instrument assets and an appreciation of these currencies against the Euro will increase the fair value of such financial instrument liabilities, thereby decreasing our fair value. An appreciation of these currencies against the Euro will increase the fair value of such financial instrument assets and a depreciation of these currencies against the Euro will decrease the fair value of financial instrument liabilities, thereby increasing our fair value. We seek to manage our foreign currency risks by utilizing foreign exchange rate derivatives. For a discussion of such derivatives including maturities, notional amounts, gains or losses and strike rates, see “Derivatives” in this Item 7A. The following tables provide information about our exposure to foreign currency exchange rate fluctuations for the carrying amount of financial instruments sensitive to such fluctuations as at December 31, 2007, and expected cash flows from these instruments:

	As at December 31, 2007
	Carrying	Fair	Expected maturity date
	Value	Value	2008	2009	2010	2011	2012	Thereafter
	(in thousands)

On-Balance Sheet Financial Instruments
Euro functional currency Liabilities:
Fixed rate ($)(1)	€212,285	€193,179	€—	€—	€—	€—	€—	€212,285
Average interest rate	9.25%	9.25%						9.25%
Fixed rate ($)(2)	€46,056	€60,333	€—	€—	€46,056	€—	€—	€—
Average interest rate	8.5%	8.5%			8.5%
Variable rate (C$)(3)	€15,248	€15,248	€—	€15,248	€—	€—	€—	€—
Average interest rate	6.5%	6.5%		6.5%

(1)	Senior notes due February 2013, bearing interest at 9.25%, principal amount $310 million.

(2)	Subordinated convertible notes due October 2010, bearing interest at 8.5%, principal amount $67.3 million.

(3)	Celgar Working Capital Facility bears interest at bankers acceptance plus 2.25% or Canadian prime plus 0.50% on Canadian dollar denominated amounts and bears interest at LIBOR plus 2.25% or U.S. base plus 0.50% on U.S. dollar denominated amounts. As at December 31, 2007, the principal amount owing was C$22 million.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and supplementary data required with respect to this Item 8, and as listed in Item 15 of this annual report, are included in this annual report commencing on page 65.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Mercer Inc.’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

Management assessed the effectiveness of Mercer Inc.’s internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework, as issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment and those criteria, management believes that Mercer Inc. maintained effective internal control over financial reporting as of December 31, 2007.

Mercer Inc.’s independent registered chartered accountants have audited and issued their report on Mercer Inc.’s internal control over financial reporting.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Subsequent to our Conversion to a corporate form, we are governed by a board of directors, referred to as the “Board”, each member of which is elected annually, beginning with our annual meeting held in 2007. Prior to the conversion, as a business trust, we were managed by trustees, who have comparable duties and responsibilities as directors of corporations. Each of our issued and outstanding shares of common stock is entitled to one vote at such meetings. The following sets forth information relating to our directors and executive officers.

Jimmy S.H. Lee, age 50, has been a director since May 1985 and President and Chief Executive Officer since 1992. Previously, Mr. Lee, during the period that MFC Bancorp Ltd. was our affiliate, he served as a director from 1986, and President from 1988 to December 1996, when it was spun out. During Mr. Lee’s tenure with Mercer, we acquired the Rosenthal mill, converted the Rosenthal mill to the production of kraft pulp, constructed and started up the Stendal mill and acquired the Celgar mill.

William D. McCartney, age 52, has been a director since January 2003. Mr. McCartney has been President and Chief Executive Officer of Pemcorp Management Inc., a management services company, since 1990. Mr. McCartney is also a member of the Institute of Chartered Accountants in Canada.

Kenneth A. Shields, age 59, has been a director since August 2003. Mr. Shields is the Chairman and Chief Executive Officer of Conifex Inc., a private Canadian company pursuing acquisition opportunities in the forestry and sawmilling sector. Mr. Shields currently serves as a member of the board of directors of Raymond James Financial, Inc. and serves as the Chairman and a member of the board of directors of its Canadian subsidiary, Raymond James Ltd., since his retirement as Chief Executive Officer of Raymond James Ltd. in February 2006. Mr. Shields is also a director of TimberWest Forest Corp., a major Canadian timberland and logging company. Mr. Shields has served as past Chairman of the Investment Dealers Association of Canada and Pacifica Papers Inc., and is a former director of each of Slocan Forest Products Ltd. and the Investment Dealers Association of Canada.

Guy W. Adams, age 56, has been a director since August 2003. Mr. Adams is the managing member of GWA Advisors, LLC, GWA Investments, LLC and GWA Capital Partners, LLC, where he has served since 2002. GWA Investments is an investment fund investing in publicly traded securities managed by GWA Capital Partners, LLC, a registered investment advisor. Prior to 2002, Mr. Adams was the President of GWA Capital, which he founded in 1996 to invest his own capital in public and private equity transactions, and a business consultant to entities seeking refinancing or recapitalization. Mr. Adams has been a director of Vitesse Semiconductor Corp. since October 2007.

Eric Lauritzen, age 69, has been a director since June 2004. Mr. Lauritzen was President and Chief Executive Officer of Harmac Pacific, Inc., a North American producer of softwood kraft pulp previously listed on the Toronto Stock Exchange and acquired by Pope & Talbot Inc. in 1998, from May 1994 to July 1998, when he retired. Mr. Lauritzen was Vice President, Pulp and Paper Marketing of MacMillan Bloedel Limited, a North American pulp and paper company previously listed on the Toronto Stock Exchange and acquired by Weyerhaeuser Company Limited in 1999, from July 1981 to April 1994.

Graeme A. Witts, age 69, has been a director since January 2003. Mr. Witts organized Sanne Trust Company Limited, a trust company located in the Channel Islands, in 1988 and was managing director from 1988 to 2000, when he retired. He is now managing director of Azure Property Group, SA, a European hotel group. Mr. Witts is also a fellow of the Institute of Chartered Accountants of England and Wales and has previous experience in the soap and shoe industries as well as government auditing.

George Malpass, age 68, has been a director since November 2006. Mr. Malpass was formerly the Chief Executive Officer and a director of Primex Forest Products Ltd. and is also a former director of both International Forest Products Ltd. and Riverside Forest Products Ltd.

David M. Gandossi, age 50, has been Secretary, Executive Vice-President and Chief Financial Officer since August 15, 2003. Mr. Gandossi was formerly the Chief Financial Officer and Executive Vice-President of Formation Forest Products (a closely held corporation) from June 2002 to August 2003. Mr. Gandossi previously served as Chief Financial Officer, Vice-President, Finance and Secretary of Pacifica Papers Inc., a North American

specialty pulp and paper manufacturing company previously listed on the Toronto Stock Exchange, from December 1999 to August 2001 and Controller and Treasurer from June 1998 to December 1999. From June 1998 to August 31, 1998, he also served as Secretary to Pacifica Papers Inc. From March 1998 to June 1998, Mr. Gandossi served as Controller, Treasurer and Secretary of MB Paper Ltd. From April 1994 to March 1998, Mr. Gandossi held the position of Controller and Treasurer with Harmac Pacific Inc., a Canadian pulp manufacturing company previously listed on the Toronto Stock Exchange. From February 2007 to present, he has chaired the B.C. Pulp and Paper Task Force, a government industry and labor effort that is mandated to identify measures to improve the competitiveness of the British Columbia pulp and paper industry. Mr. Gandossi is a member of the Institute of Chartered Accountants in Canada.

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

David K. Ure, age 40, has been our Vice President, Controller, since October 16, 2006. Mr. Ure was formerly the Controller of Catalyst Paper Corporation from 2001 to 2006 and Controller of Pacifica Papers Inc. from 2000 to 2001. He also served as U.S. Controller of Crown Packaging Ltd. in 1999 and the Chief Financial Officer and Secretary of Finlay Forest Industries Inc. from 1997 to 1998. He is on the Board of Trustees of the Pulp and Paper Industry Pension Plan and has over fifteen years experience in the forest products industry. Mr. Ure is a member of the Certified General Accountants’ Association of Canada.

Leonhard Nossol, age 50, has been our Group Controller for Europe since August 2005. He has also been a managing director of Rosenthal since 1997 and the sole managing director of Rosenthal since September 2005. Mr. Nossol had a significant involvement in the conversion of the Rosenthal mill to the production of kraft pulp in 1999 and increases in the mill’s annual production capacity to 325,000 ADMTs, as well as the reduction in production costs at the mill.

David M. Cooper, age 54, has been Vice President of Sales and Marketing for Europe since June 2005. Mr. Cooper previously held a variety of senior positions around the world in Sappi Ltd., a large global forest products group, from 1982 to 2005, including the sales and marketing of various pulp and paper grades and the management of a manufacturing facility. He has more than 25 years of diversified experience in the international pulp and paper industry.

Eric X. Heine, age 44, has been Vice President of Sales and Marketing for North America and Asia since June 2005. Mr. Heine was previously Vice President Pulp and International Paper Sales and Marketing for Domtar Inc., a global pulp and paper corporation, from 1999 to 2005. He has over 18 years of experience in the pulp and paper industry, including developing strategic sales channels and market partners to build corporate brands.

Wolfram Ridder, age 46, was appointed Vice President of Business Development in August 2005, prior to which he was a managing director of Stendal. Mr. Ridder was the principal assistant to our Chief Executive Officer from November 1995 until September 2002.

We also have experienced mill managers at all of our mills who have operated through multiple business cycles in the pulp industry.

The Board met six times during 2007 and each current member of the Board attended 75% or more of the total number of such meetings and meetings of the committees of the Board on which they serve during their term. In addition, our independent directors regularly meet in separate executive sessions without any member of our management present. The Lead Director presides over these meetings. Although we do not have a formal policy with respect to attendance of directors at our annual meetings, all directors are encouraged and expected to attend such meetings if possible. All of our directors attended our 2007 annual meeting.

The Board has developed corporate governance guidelines in respect of: (i) the duties and responsibilities of the Board, its committees and officers; and (ii) practices with respect to the holding of regular quarterly and strategic meetings of the Board including separate meetings of non-management directors. The Board has established four standing committees, the Audit Committee, the Compensation and Human Resource Committee, the Governance and Nominating Committee and the Environmental, Health and Safety Committee.

Audit Committee

The Audit Committee functions pursuant to a charter adopted by the directors. A copy of the current charter is attached as Appendix “A” to the definitive proxy statement on Schedule 14A relating to our annual meeting of shareholders held in June 2005. The function of the Audit Committee generally is to meet with and review the results of the audit of our financial statements performed by the independent public accountants and to recommend the selection of independent public accountants. The members of the Audit Committee are Mr. McCartney, Mr. Witts and Mr. Lauritzen, each of whom is independent under applicable laws and regulations and the listing requirements of the NASDAQ Global Market. Both Mr. McCartney and Mr. Witts are Chartered Accountants and Mr. McCartney is a “financial expert” within the meaning of such term under the Sarbanes-Oxley Act of 2002. The Audit Committee met 12 times during 2007.

The Audit Committee has established procedures for: (i) the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or auditing matters; and (ii) the confidential and anonymous submission by our employees and others of concerns regarding questionable accounting or auditing matters. A person wishing to notify us of such a complaint or concern should send a written notice thereof, marked “Private & Confidential”, to the Chairman of the Audit Committee, Mercer International Inc., c/o Suite 2840, P.O. Box 11576, 650 West Georgia Street, Vancouver, B.C.,V6B 4N8 Canada.

Compensation and Human Resource Committee

The Board has established a Compensation and Human Resource Committee. The Compensation and Human Resource Committee is responsible for reviewing and approving the strategy and design of our compensation, equity-based and benefits programs. The Compensation and Human Resource Committee is also responsible for approving all compensation actions relating to executive officers. The members of the Compensation and Human Resource Committee are Mr. Malpass, Mr. Lauritzen and Mr. Adams, each of whom is independent under applicable laws and regulations and the listing requirements of the NASDAQ Global Market. The Compensation and Human Resource Committee met three times during 2007.

Governance and Nominating Committee

The Board has established a Governance and Nominating Committee comprised of Mr. Shields, Mr. McCartney and Mr. Witts, each of whom is independent under applicable laws and regulations and the listing requirements of the NASDAQ Global Market. The Governance and Nominating Committee functions pursuant to a charter adopted by the directors, a copy of which is attached as Appendix “B” to the definitive proxy statement on Schedule 14A relating to our annual meeting of shareholders held in June 2004. The purpose of the committee is to: (i) manage the corporate governance system of the Board; (ii) assist the Board in fulfilling its duties to meet applicable legal and regulatory and self-regulatory business principles and codes of best practice; (iii) assist in the creation of a corporate culture and environment of integrity and accountability; (iv) in conjunction with the Lead Director, monitor the quality of the relationship between the Board and management; (v) review management succession plans; (vi) recommend to the Board nominees for appointment to the Board; (vii) lead the Board’s annual review of the Chief Executive Officer’s performance; and (viii) set the Board’s forward meeting agenda. The Governance and Nominating Committee met five times in 2007.

Environmental, Health and Safety Committee

The Board established an Environmental, Health and Safety Committee in 2006, currently comprised of Mr. Lauritzen, Mr. Malpass and Mr. Lee, to review on behalf of the Board the policies and processes implemented by management, and the resulting impact and assessments of all our environmental, health and safety related activities. More specifically, the Environmental, Health and Safety Committee is to: (i) review and approve, and if necessary revise, our environmental, health and safety policies and environmental compliance programs;

(ii) monitor our environmental, health and safety management systems including internal and external audit results and reporting; and (iii) provide direction to management on the frequency and focus of external independent environmental, health and safety audits. The Environmental, Health and Safety Committee met four times in 2007.

Lead Director/Deputy Chairman

The Board appointed Mr. Shields as its Lead Director in September 2003 and in 2006 as Deputy Chairman of the Board. The role of the Lead Director is to provide leadership to the non-management directors on the Board and to ensure that the Board can operate independently of management and that directors have an independent leadership contact. The duties of the Lead Director include, among other things: (i) ensuring that the Board has adequate resources to support its decision-making process and ensuring that the Board is appropriately approving strategy and supervising management’s progress against that strategy; (ii) ensuring that the independent directors have adequate opportunity to meet to discuss issues without management being present; (iii) chairing meetings of directors in the absence of the Chairman and Chief Executive Officer; (iv) ensuring that delegated committee functions are carried out and reported to the Board; and (v) communicating to management, as appropriate, the results of private discussions among outside directors and acting as a liaison between the Board and the Chief Executive Officer.

Code of Business Conduct and Ethics

The Board has adopted a Code of Business Conduct and Ethics that applies to our directors and executive officers. A copy of the code is attached as Appendix “B” to our proxy statement dated and filed on August 11, 2003 with the SEC, and a copy may be obtained without charge upon request to Investor Relations, Mercer International Inc., Suite 2840, P.O. Box 11576, 650 West Georgia Street, Vancouver, British Columbia, Canada V6B 4N8 (Telephone: (604) 684-1099) or Investor Relations, Mercer International Inc., 14900 Interurban Avenue South, Suite 282, Seattle WA, U.S.A. 98168 (Telephone: (206) 674-4639).

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires that our officers and directors and persons who own more than 10% of our shares file reports of ownership and changes in ownership with the SEC and furnish us with copies of all such reports that they file. Based solely upon a review of the copies of these reports received by us, and upon written representations by our directors and officers regarding their compliance with the applicable reporting requirements under Section 16(a) of the Exchange Act, we believe that all of our directors and officers filed all required reports under Section 16(a) in a timely manner for the year ended December 31, 2007.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated by reference from the proxy statement relating to our annual meeting to be held in 2008, which will be filed with the SEC within 120 days of our most recently completed fiscal year.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is incorporated by reference from the proxy statement relating to our annual meeting to be held in 2008, which will be filed with the SEC within 120 days of our most recently completed fiscal year.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is incorporated by reference from the proxy statement relating to our annual meeting to be held in 2008, which will be filed with the SEC within 120 days of our most recently completed fiscal year.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 is incorporated by reference from the proxy statement relating to our annual meeting to be held in 2008, which will be filed with the SEC within 120 days of our most recently completed fiscal year.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) (1)  Financial Statements

(1)	List of Exhibits

1.1		Underwriting Agreement dated February 8, 2005 between Mercer International Inc. and RBC Capital Markets Corporation, on behalf of itself and CIBC World Markets Corp., Raymond James & Associates, Inc. and D.A. Davidson & Co. Incorporated by reference from Form 8-K dated February 10, 2005.
1.2		Underwriting Agreement dated February 8, 2005 among Mercer International Inc. and RBC Capital Markets Corporation and Credit Suisse First Boston LLC, on behalf of themselves and CIBC World Markets Corp. Incorporated by reference from Form 8-K dated February 10, 2005.
2.1		Agreement and Plan of Merger among Mercer International Inc., Mercer International Regco Inc. and Mercer Delaware Inc. dated December 14, 2005. Incorporated by reference to the Proxy Statement/Prospectus filed on December 15, 2005.
3.1		Articles of Incorporation of the Company, as amended. Incorporated by reference from Form 8-A dated March 1, 2006.
3.2		Bylaws of the Company. Incorporated by reference from Form 8-A dated March 1, 2006.
4.1		Indenture dated as of October 10, 2003 between Mercer International Inc. and Wells Fargo Bank Minnesota, N.A. Incorporated by reference from Form 8-K dated October 15, 2003.
4.2		Indenture dated as of December 10, 2004 between Mercer International Inc. and Wells Fargo Bank, N.A. Incorporated by reference from Form S-3 filed December 10, 2004.
4.3		First Supplemental Indenture dated February 14, 2005 to Indenture dated December 10, 2004 between Mercer International Inc. and Wells Fargo Bank, N.A. Incorporated by reference from Form 8-K dated February 17, 2005.
10.1		Amended and Restated 1992 Stock Option Plan. Incorporated by reference from Form S-8 dated March 2, 2000.
10	.2*	2002 Employee Incentive Bonus Plan.
10.3		Project Financing Facility Agreement dated August 26, 2002 between Zellstoff Stendal GmbH and Bayerische Hypo-und Vereinsbank AG. Incorporated by reference from Form 8-K dated September 10, 2002.
10.4		Shareholders’ Undertaking Agreement dated August 26, 2002 among Mercer International Inc., Stendal Pulp Holdings GmbH, RWE Industrie-Lösungen GmbH, AIG Altmark Industrie AG and FAHR Beteiligungen AG and Zellstoff Stendal GmbH and Bayerische Hypo-und Vereinsbank AG. Incorporated by reference from Form 8-K dated September 10, 2002.
10	.5*	Shareholders’ Agreement dated August 26, 2002 among Zellstoff Stendal GmbH, Stendal Pulp Holdings GmbH, RWE Industrie-Lösungen GmbH and FAHR Beteiligungen AG.

10	.6*	Contract for the Engineering, Design, Procurement, Construction, Erection and Start-Up of a Kraft Pulp Mill between Zellstoff Stendal GmbH and RWE Industrie-Lösungen GmbH dated August 26, 2002. Certain non-public information has been omitted from the appendices to Exhibit 10.16 pursuant to a request for confidential treatment filed with the SEC. Such non-public information was filed with the SEC on a confidential basis. The SEC approved the request for confidential treatment in January 2004.
10	.7*	Form of Trustee’s Indemnity Agreement between Mercer International Inc. and its Trustees.
10.8		Employment Agreement dated for reference August 7, 2003 between Mercer International Inc. and David Gandossi. Incorporated by reference from Form 8-K dated August 11, 2003.
10.9		Employment Agreement effective as of April 28, 2004 between Mercer International Inc. and Jimmy S.H. Lee. Incorporated by reference from Form 8-K dated April 28, 2004.
10.10		2004 Stock Incentive Plan. Incorporated by reference from Form S-8 dated June 15, 2004.
10.11		Asset Purchase Agreement by and among Mercer International Inc., 0706906 B.C. Ltd. and KPMG Inc., as receiver of all of the assets and undertakings of Stone Venepal (Celgar) Pulp Inc. dated November 22, 2004. Incorporated by reference from Form 8-K dated November 23, 2004.
10.12		Revolving Credit Facility Agreement dated February 9, 2005 among D&Z Holding GmbH, Zellstoff-und Papierfabrik Rosenthal GmbH & Co. KG, ZPR Beteiligungs GmbH and Bayerische Hypo-und Vereinsbank AG. Incorporated by reference from Form 8-K dated February 17, 2005.
10.13		Shareholders’ Undertaking Agreement dated February 9, 2005 relating to Revolving Credit Facility Agreement. Incorporated by reference from Form 8-K dated February 17, 2005.
10.14		Revolving Term Credit Facility dated for reference May 19, 2006 among Zellstoff Celgar Limited Partnership, as borrower, and the lenders from time to time parties thereto, as lenders and CIT Business Credit Canada Inc., as agent. Incorporated by reference from Form 8-K dated May 30, 2006.
10.15		Employment Agreement dated October 2, 2006 between Stendal Pulp Holding GmbH and Wolfram Ridder. Incorporated by reference from Form 8-K dated October 2, 2006.
10.16		Employment Agreement effective October 16, 2006 between Mercer International Inc. and David Ure dated September 22, 2006. Incorporated by reference from Form 8-K dated October 13, 2006.
10.17		Employment Agreement effective November 6, 2006 between Mercer International Inc. and Claes-Inge Isacson dated September 25, 2006. Incorporated by reference from Form 8-K dated October 13, 2006.
99.1		Exchange Agreement dated December 4, 2006 between Mercer International Inc. and Nisswa Master Fund Ltd. Incorporated by reference from Form 8-K dated December 5, 2006.
99.2		Exchange Agreement dated December 4, 2006 between Mercer International Inc. and CC Arbitrage Ltd. Incorporated by reference from Form 8-K dated December 5, 2006.
21		List of Subsidiaries of Registrant.
23.1		Consent of Independent Chartered Accountants — PricewaterhouseCoopers LLP.
23.2		Consent of Independent Registered Chartered Accountants — Deloitte & Touche LLP.
31.1		Section 302 Certificate of Chief Executive Officer.
31.2		Section 302 Certificate of Chief Financial Officer.
32	.1**	Section 906 Certificate of Chief Executive Officer.
32	.2**	Section 906 Certificate of Chief Financial Officer.

*	Filed in Form 10-K for prior years.

**	In accordance with Release 33-8212 of the Commission, these Certifications: (i) are “furnished” to the Commission and are not “filed” for the purposes of liability under the Securities Exchange Act of 1934, as amended, or the “Exchange Act”; and (ii) are not to be subject to automatic incorporation by reference into any of our Company’s registration statements filed under the Securities Act, as amended for the purposes of liability thereunder or any offering memorandum, unless our Company specifically incorporates them by reference therein.

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Shareholders of
Mercer International Inc.

We have completed an integrated audit of the consolidated financial statements and internal control over financial reporting of Mercer International Inc. as at December 31, 2007. Our opinions, based on our audits, are presented below.

Consolidated financial statements

We have audited the accompanying consolidated balance sheet of Mercer International Inc. as at December 31, 2007, and the related consolidated statement of operations, comprehensive income (loss), changes in shareholders’ equity and cash flows for the year ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit of the Company’s financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. A financial statement audit also includes assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as at December 31, 2007, and the results of its operations and its cash flows for the year ended December 31, 2007 in accordance with accounting principles generally accepted in the United States.

The financial statements of the Company as at December 31, 2006 and for each of the years in the two year period ended December 31, 2006 were audited by other auditors whose report dated February 28, 2007 expressed an unqualified opinion on those financial statements.

Internal control over financial reporting

We have also audited Mercer International Inc.’s internal control over financial reporting as at December 31, 2007 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as at December 31, 2007 based on criteria established in Internal Control — Integrated Framework issued by the COSO.

/s/ PricewaterhouseCoopers LLP
Chartered Accountants
Vancouver, Canada
February 22, 2008

REPORT OF INDEPENDENT REGISTERED CHARTERED ACCOUNTANTS

To the Board of Directors and Shareholders of
Mercer International Inc.

We have audited the accompanying consolidated balance sheet of Mercer International Inc. and subsidiaries (the “Company”) as of December 31, 2006, and the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Mercer International Inc. and subsidiaries as of December 31, 2006, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, effective January 1, 2006. In addition the Company adopted the recognition and disclosure provisions of Statement of Financial Accounting Standards No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans — an Amendment of FASB Statements No. 87, 88, 106 and 132(R), effective December 31, 2006.

/s/ Deloitte & Touche LLP
Independent Registered Chartered Accountants
Vancouver, Canada
February 28, 2007

MERCER INTERNATIONAL INC.

CONSOLIDATED BALANCE SHEETS
(In thousands of Euros, Except Per Share Data)

	December 31,
	2007	2006

ASSETS
Current Assets
Cash and cash equivalents (Note 3)	€84,848	€69,367
Receivables (Note 4)	89,890	75,022
Note receivable, current portion	5,896	7,798
Inventories (Note 5)	103,610	62,857
Prepaid expenses and other	6,015	4,662
Current assets of discontinued operations (Note 18)	—	2,094

Total current assets	290,259	221,800

Long-Term Assets
Cash, restricted (Note 3)	33,000	57,000
Property, plant and equipment (Note 6)	933,258	972,143
Investments	96	1
Unrealized foreign exchange rate derivative gain (Note 15)	—	5,933
Deferred note issuance and other costs	5,303	6,984
Deferred income tax (Note 10)	17,624	29,989
Note receivable, less current portion	3,977	8,744

	993,258	1,080,794

Total assets	€1,283,517	€1,302,594

LIABILITIES
Current Liabilities
Accounts payable and accrued expenses (Note 7)	€87,000	€83,810
Pension and other post-retirement benefit obligations, current portion (Note 9)	493	363
Debt, current portion (Note 8)	34,023	33,903
Current liabilities of discontinued operations (Note 18)	—	1,926

Total current liabilities	121,516	120,002

Long-Term Liabilities
Debt, less current portion (Note 8)	815,832	873,928
Unrealized interest rate derivative losses (Note 15)	21,885	41,355
Pension and other post-retirement benefit obligations (Note 9)	19,983	17,954
Capital leases and other	8,999	7,643
Deferred income tax (Note 10)	18,640	22,911

	885,339	963,791

Total liabilities	1,006,855	1,083,793

SHAREHOLDERS’ EQUITY
Preferred shares, U.S.$1 par value; 50,000,000 authorized and issuable in series Series A, 2,000,000 authorized, none issued and outstanding	—	—
Common shares, U.S.$1 par value; 200,000,000 authorized; 36,285,027 issued and outstanding at December 31, 2007 and 35,465,176 at December 31, 2006 (Note 11)	202,844	195,642
Additional paid-in capital	134	154
Retained earnings	37,419	15,240
Accumulated other comprehensive income	36,265	7,765

Total shareholders’ equity	276,662	218,801

Total liabilities and shareholders’ equity	€1,283,517	€1,302,594

Commitments and contingencies (Note 17)

The accompanying notes are an integral part of these financial statements.

MERCER INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands of Euros, Except Per Share Data)

	For The Years Ended December 31,
	2007	2006	2005

Revenues	€704,391	€623,977	€452,437
Costs and expenses:
Operating costs	548,334	456,604	364,802
Operating depreciation and amortization	56,400	55,834	51,160

	99,657	111,539	36,475
Selling, general and administrative expenses	34,714	34,644	35,117
(Sale) purchase of emission allowances	(4,643)	(15,609)	(17,292)

Operating income from continuing operations	69,586	92,504	18,650

Other income (expense)
Interest expense	(71,400)	(91,931)	(86,326)
Investment income	4,453	6,090	2,422
Foreign exchange gain (loss) on debt and distributions	10,958	15,245	(4,156)
Realized gain (loss) on derivative instruments	6,820	(3,510)	(2,455)
Unrealized gain (loss) on derivative instruments	13,537	109,358	(69,308)
Impairment of investments	—	—	(1,699)

Total other (expense) income	(35,632)	35,252	(161,522)

Income (loss) before income taxes and minority interest from continuing operations	33,954	127,756	(142,872)
Income tax (provision) benefit (Note 10)
Current	(2,170)	(584)	(383)
Deferred	(8,144)	(56,859)	13,523

Income (loss) before minority interest from continuing operations	23,640	70,313	(129,732)
Minority interest	(1,251)	(1,071)	17,674

Net income (loss) from continuing operations	22,389	69,242	(112,058)
Net loss from discontinued operations	(210)	(6,032)	(5,088)

Net income (loss)	€22,179	€63,210	€(117,146)

Net income (loss) per share from continuing operations (Note 13)
Basic	€0.62	€2.08	€(3.59)

Diluted	€0.58	€1.72	€(3.59)

Net income (loss) per share (Note 13)
Basic	€0.61	€1.90	€(3.75)

Diluted	€0.58	€1.58	€(3.75)

The accompanying notes are an integral part of these financial statements.

MERCER INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands of Euros)

	For The Years Ended December 31,
	2007	2006	2005

Net income (loss)	€22,179	€63,210	€(117,146)

Other comprehensive income (loss)
Foreign currency translation adjustment	29,214	(3,730)	5,156
Pension plan additional minimum liability	—	—	(331)
FASB 158 pension expense	(809)	—	—
Unrealized gains on securities Unrealized holding gains arising during the year	95	171	134

Other comprehensive income (loss)	28,500	(3,559)	4,959

Comprehensive income (loss)	€50,679	€59,651	€(112,187)

The accompanying notes are an integral part of these financial statements.

MERCER INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands of Euros)

						Comprehensive Income
	Common Shares					Accumulated Other
			Amount			Foreign	Defined	Unrealized
			Paid in	Additional	Retained	Currency	Benefit	Gains
	Number		Excess of	Paid-in	Earnings	Translation	Pension	(Losses) on		Shareholders’
	of Shares	Par Value	Par Value	Capital	(Deficit)	Adjustments	Plans	Securities	Total	Total Equity

Balance at December 31, 2004	18,074,229	€13,836	€69,561	€14	€69,176	€10,459	€-	€(305)	€10,154	€162,741
Shares issued on equity offering	10,768,700	8,275	58,370	—	—	—	—	—	—	66,645
Shares issued on acquisition of Celgar	4,210,526	3,244	27,570	—	—	—	—	—	—	30,814
Shares issued on grants of restricted stock	115,685	93	637	—	—	—	—	—	—	730
Net loss	—	—	—	—	(117,146)	—	—	—	—	(117,146)
Other comprehensive income (loss)	—	—	—	—	—	5,156	(331)	134	4,959	4,959

Balance at December 31, 2005	33,169,140	€25,448	€156,138	€14	€(47,970)	€15,615	€(331)	€(171)	€15,113	€148,743
Shares issued on exercise of stock options	60,000	41	251	—	—	—	—	—	—	292
Shares issued on grants of restricted stock	45,000	32	297	—	—	—	—	—	—	329
Shares of restricted stock cancelled	(9,999)	(7)	(57)	—	—	—	—	—	—	(64)
Shares issued on repurchase of notes	2,201,035	1,447	12,052	—	—	—	—	—	—	13,499
Stock compensation expense	—	—	—	140	—	—	—	—	—	140
Adjustment to initially apply FASB Statement No. 158, net of tax	—	—	—	—	—	—	(3,789)	—	(3,789)	(3,789)
Net income	—	—	—	—	63,210	—	—	—	—	63,210
Other comprehensive income (loss)	—	—	—	—	—	(3,730)	—	171	(3,559)	(3,559)

Balance at December 31, 2006	35,465,176	€26,961	€168,681	€154	€15,240	€11,885	€(4,120)	€-	€7,765	€218,801
Shares issued on exercise of stock options	56,666	43	261	—	—	—	—	—	—	304
Shares issued on grants of restricted stock	21,000	15	145	—	—	—	—	—	—	160
Shares issued on repurchase of notes	742,185	557	6,181	—	—	—	—	—	—	6,738
Stock compensation expense	—	—	—	(20)	—	—	—	—	—	(20)
Net income	—	—	—	—	22,179	—	—	—	—	22,179
Other comprehensive income (loss)	—	—	—	—	—	29,214	(809)	95	28,500	28,500

Balance at December 31, 2007	36,285,027	€27,576	€175,268	€134	€37,419	€41,099	€(4,929)	€95	€36,265	€276,662

The accompanying notes are an integral part of these financial statements.

MERCER INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2007, 2006 and 2005
(In Thousands of Euros)

	For The Years Ended December 31,
	2007	2006	2005

Cash Flows from Operating Activities
Net income (loss)	€22,179	€63,210	€(117,146)
Adjustments to reconcile net income (loss) to cash flows from operating activities
Unrealized (gains) losses on derivatives	(13,537)	(109,358)	69,308
Unrealized foreign exchange (gain) loss on debt	(10,958)	(15,245)	4,156
Operating depreciation and amortization	56,400	56,085	52,041
Non-operating amortization	258	269	1,385
Loss on sale of assets	—	5,957	—
Impairment of investments	—	—	1,699
Minority interest	1,251	1,071	(17,674)
Income from equity investee	—	(1,206)	—
Deferred income taxes	8,144	56,859	(11,480)
Stock compensation expense	243	541	441
Pension and other post-retirement expense	1,806	1,638	1,582
Pension and other post-retirement benefit funding	(2,021)	(1,941)	(1,663)
Other	2,227	1,438	2,026
Changes in current assets and liabilities
Receivables	(11,890)	(7,381)	(18,810)
Inventories	(38,703)	7,364	(4,150)
Accounts payable and accrued expenses	3,303	(9,305)	50,582
Other	447	(773)	(959)

Net cash from operating activities	19,149	49,223	11,338
Cash Flows from (used in) Investing Activities
Cash, restricted	24,000	(25,388)	61,221
Purchase of property, plant and equipment(3)	(4,864)	(32,937)	(21,987)
Proceeds on sale of property, plant and equipment	881	1,765	857
Note receivable	4,954	(6,870)	—
Proceeds from available-for-sale securities	—	1,184	—
Acquisition of Celgar pulp mill	—	—	(146,608)
Purchases of available-for-sale securities	—	—	(1,650)

Net cash from (used in) investing activities	24,971	(62,246)	(108,167)
Cash Flows from (used in) Financing Activities
Repayment of notes payable and debt	(26,719)	(87,911)	(272,391)
Repayment of capital lease obligations	(5,562)	(4,091)	(6,411)
Proceeds from investment grants	1,236	9,101	84,694
Issuance of common shares	305	556	66,645
Proceeds from borrowings of notes payable and debt	—	78,100	313,118
Proceeds from minority shareholders	—	5,463	5,463
Decrease in construction costs payable	—	(240)	(64,223)

Net cash (used in) from financing activities	(30,740)	978	126,895
Effect of exchange rate changes on cash and cash equivalents	1,664	(1,698)	3,913

Net increase (decrease) in cash and cash equivalents	15,044	(13,743)	33,979
Cash and cash equivalents, beginning of year(1)	69,804	83,547	49,568

Cash and cash equivalents, end of year(2)	€84,848	€69,804	€83,547

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	€73,318	€84,382	€46,411
Income taxes	452	1,304	640
Supplemental schedule of non-cash investing and financing activities:
Acquisition of production and other equipment under capital lease obligations	€2,110	€3,301	€2,864
Property, plant and equipment on acquisition of 7% interest in Stendal	6,738	8,067	—
Acquisition of notes receivable on sale of paper assets	—	11,321	—
Common shares issued on acquisition of Celgar mill	—	—	30,814

(1)	Includes amounts related to discontinued operations of: 2007 — €437, 2006 — €772, 2005 — €3,019

(2)	Includes amounts related to discontinued operations of: 2007 — €nil, 2006 — €437, 2005 — €772

(3)	Includes amounts received and recorded as a reduction of property, plant and equipment (approximately €9,100) upon the settlement of the Stendal engineering, procurement and construction (EPC) contract.

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

The Company converted its corporate form from a Washington business trust to a corporation effective March 1, 2006 without effecting any changes to its business, management, accounting practices, assets or liabilities.

In these consolidated financial statements, unless otherwise indicated, all amounts are expressed in Euros (“€”). The term “U.S. dollars” and the symbol “$” refer to United States dollars. The symbol “C$” refers to Canadian dollars.

Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Estimates are used for, but not limited to, the accounting for doubtful accounts, depreciation and amortization, asset impairments, derivative financial instruments, environmental conservation and legal liabilities, allocation of purchase price of acquisitions, asset retirement obligations, pensions and post-retirement benefit obligations, income taxes, and contingencies. Actual results could differ from these estimates.

Cash and Cash Equivalents

Cash and cash equivalents include cash held in bank accounts and highly liquid money market investments with original maturities of three months or less.

Investments

Trading securities, consisting of marketable securities, are classified as current investments and are reported at fair values with realized gains or losses and unrealized holding gains or losses included in the results of operations.

Investments in entities where the Company has equity investments in publicly traded companies in which it has less than 20% of the voting interest and in which it does not exercise significant influence are classified as available-for-sale securities. These securities are reported as long-term investments at fair values; based upon quoted market prices, with the unrealized gains or losses included in accumulated other comprehensive income as a separate component of shareholders’ equity, until realized. If a loss in value in available-for-sale securities is considered to be other than temporary, the loss is recognized in the determination of net income. The cost of all securities sold is based on the specific identification method to determine realized gains or losses.

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

Inventories

Inventories of pulp and logs are valued at the lower of cost and net realizable value. Other materials and supplies are valued at the lower of cost and replacement cost. Cost includes labor, materials and production overhead and is determined by using the average cost method.

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

The Company provides for asset retirement obligations when there are legislated or contractual bases for those obligations. Obligations are capitalized and amortized over the remaining useful life of the related assets.

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

In accordance with the provisions of Statement of Financial Accounting Standards No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statement No. 87, 88, 106 and 132R (SFAS 158), the Company recognizes the net funded status of the plan.

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

Transaction gains (losses) that arise from exchange rate fluctuations on transactions denominated in a currency other than the local functional currency, other than those exchange rate fluctuations on foreign denominated debt, are included in “Operating Cost” in the statements of operations, which amounted to €(6,774), €(2,065) and €2,818 for the years ended December 31, 2007, 2006 and 2005, respectively.

Revenue and Related Cost Recognition

The Company recognizes revenue from product sales, transportation and other when persuasive evidence of an arrangement exists, the sales price is fixed or determinable, title of ownership and risk of loss have passed to the customer and collectibility is reasonably assured. Sales are reported net of discounts and allowances. Amounts charged to customers for shipping and handling are recognized as revenue. Shipping and handling costs incurred by the Company are included in operating costs.

Environmental Conservation

Liabilities for environmental conservation are recorded when it is probable that obligations have been incurred and their fair value can be reasonably estimated. Any potential recoveries of such liabilities are recorded when there is an agreement with the reimbursing entity and recovery is assessed as likely to occur.

Stock-Based Compensation

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 123(R), Share-Based Payment, on January 1, 2006. This statement requires the Company to recognize the cost of employee services received in exchange for the Company’s equity instruments. Under SFAS No. 123(R), the Company is required to record compensation expense over an award’s vesting period based on the award’s fair value at the date of grant. The Company has elected to adopt SFAS No. 123(R) on a modified prospective basis; accordingly, the financial statements for periods prior to January 1, 2006 will not include compensation cost calculated under the fair value method.

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

Derivative Financial Instruments

The Company enters into derivative financial instruments, including foreign currency forward contracts and swaps and interest rate swaps, caps and forward rate agreements, to limit exposures to changes in foreign currency exchange rates and interest rates. These derivative instruments are not designated as hedging instruments under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands of Euros, Except Per Share Data)

Note 1.	The Company and Summary of Significant Accounting Policies — (Continued)

Activities (“FAS 133”) and, accordingly, any change in the marked-to-market fair value is recognized in (gain) loss on derivative financial instruments in the consolidated statements of operations.

Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding in the period. Diluted net income (loss) per share takes into consideration common shares outstanding (computed under basic earnings per share) plus potentially dilutive common shares. Dilutive common shares reflect the exercise of stock options, warrants and convertible notes.

Reclassifications

Certain prior year amounts in the consolidated financial statements have been reclassified to conform to the current year presentation.

New Accounting Standards

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes, and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more likely than not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. See Note 10 for more details on the implementation of FIN 48.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures regarding fair value measurements. It is applicable whenever another standard requires or permits assets or liabilities to be measured at fair value, but it does not expand the use of fair value to any new circumstances. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. On February 12, 2008, the FASB Staff issued FASB Staff Position FAS 157-2 (“FSP 157-2”) which defers the effective date of FAS 157 for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. FSP 157-2 defers the effective date of FAS 157 to fiscal years beginning after November 15, 2008, for items within the scope of FSP 157-2. The Company is in the process of determining the impact, if any, the adoption of FAS 157 will have on its consolidated financial position or results of operations, but does not believe the impact will be material.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS 159”). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value, with the objective of improving financial reporting by mitigating volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The provisions of FAS 159 are effective for the Company’s year ending December 31, 2008. The Company is currently evaluating the impact, if any, that the adoption of this statement will have on the Company’s consolidated financial position, results of operations and disclosures, but does not believe the impact will be material.

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands of Euros, Except Per Share Data)

Note 1.	The Company and Summary of Significant Accounting Policies — (Continued)

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements (“FAS 160”). FAS 160 establishes accounting and reporting standards for entities that have equity investments that are not attributable directly to the parent, called noncontrolling interests or minority interests. Specifically, FAS 160 states where and how to report noncontrolling interests in the consolidated statements of financial position and operations, how to account for changes in noncontrolling interests and provides disclosure requirements. The provisions of FAS 160 are effective for the Company’s year beginning on or after December 15, 2008, early adoption is prohibited. The Company is currently evaluating the impact that the adoption of this statement will have on the Company’s consolidated financial position, results of operations and disclosures.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), Business Combinations (“FAS 141(R)”). FAS 141(R) establishes how an entity accounts for the identifiable assets acquired, liabilities assumed, and any noncontrolling interests acquired, how to account for goodwill acquired and determines what disclosures are required as part of a business combination. FAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, early adoption is prohibited. The Company is currently evaluating the impact that the adoption of this statement will have on the Company’s consolidated financial position, results of operations and disclosures.

Note 2.	Acquisition of the Celgar Mill and Related Financings

Acquisition

On February 14, 2005, the Company completed its acquisition of the Celgar NBSK pulp mill. The aggregate consideration for the acquisition was €177,422, which included €142,940 in cash, acquisition related expenditures of €3,668 and €30,814 was paid in common shares of the Company. The results of the Celgar mill are included in the consolidated statements of operations since the acquisition date.

Note 3.	Cash, Cash Equivalents and Restricted Cash

Cash, cash equivalents and restricted cash includes long-term restricted cash for debt service reserves as required under long-term debt agreements (Note 8(a)). The Company maintains cash balances in foreign financial institutions in excess of insured limits.

	December 31
	2007	2006

Cash and cash equivalents	€84,848	€69,367

Long-term cash restricted	€33,000	€57,000

Note 4.	Receivables

	December 31
	2007	2006

Sale of pulp (net of allowance of €626 and €470, respectively)	€81,913	€69,163
Value added tax	2,673	456
Other	5,304	5,403

	€89,890	€75,022

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands of Euros, Except Per Share Data)

Note 4.	Receivables — (Continued)

The Company reviews the collectibility of receivables on a periodic basis. The Company maintains an allowance for doubtful accounts at an amount estimated to cover the potential losses on the receivables. Any amounts that are determined to be uncollectible are offset against the allowance. The amounts of allowance and offset are based on the Company’s evaluation of numerous factors, including the payment history and financial position of the debtors. The Company does not generally require collateral for any of its receivables.

Note 5.	Inventories

	December 31
	2007	2006

Raw materials	€59,559	€38,905
Work in process and finished goods	44,051	23,952

	€103,610	€62,857

Note 6.	Property, Plant and Equipment

	December 31
	2007	2006

Land	€24,538	€23,953
Buildings	125,369	127,338
Production equipment and other	1,069,170	1,062,049

	1,219,077	1,213,340
Less: Accumulated depreciation	(285,819)	(241,197)

	€933,258	€972,143

Included in production equipment and other is equipment under capital leases which had gross amounts of €17,765 and €20,848, and accumulated depreciation of €9,005 and €10,871, respectively, as at December 31, 2007 and 2006. During the years 2007, 2006 and 2005, production equipment and other totaling €3,286, €3,301 and €2,847, respectively, was acquired under capital lease obligations.

Note 7.	Accounts Payable and Accrued Expenses

	December 31
	2007	2006

Trade payables	€37,245	€32,591
Accounts payable and other	12,356	9,509
Accrued expenses	17,219	19,923
Accrued interest	16,711	16,629
Capital leases, current portion	3,469	5,158

	€87,000	€83,810

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands of Euros, Except Per Share Data)

Note 7.	Accounts Payable and Accrued Expenses

Note 8.	Debt

Debt consists of the following:

	December 31
	2007	2006

Note payable to bank, included in a total credit facility of €827,950 to finance the construction related to the Stendal pulp mill(a)	€565,096	€599,000
Senior notes due February 2013, interest at 9.25% accrued and payable semi-annually, unsecured (b) (Note 11)	212,285	234,902
Subordinated convertible notes due October 2010, interest at 8.5% accrued and payable semi-annually(c) (Note 11)	46,056	50,962
Credit agreement with a syndicate of banks with respect to a revolving credit facility of Cdn.$40 million(d)	15,248	7,917
Loans payable to minority shareholders of Stendal pulp mill(e)	11,170	8,307
Credit agreement with bank with respect to a revolving credit facility of €40 million(f)	—	—
Note payable to third party(g)	—	6,743

	849,855	907,831
Less: Current portion	(34,023)	(33,903)

Debt, less current portion	€815,832	€873,928

As of December 31, 2007, the principal maturities of debt are as follows:

Matures	Amount

2008	€34,023
2009	51,847
2010	85,889
2011	43,966
2012	47,621
Thereafter	586,509

€849,855

(a)	Note payable to bank, included in a total credit facility of €827,950 to finance the construction related to the Stendal pulp mill, interest at rates varying from Euribor plus 0.90% to Euribor plus 1.85% (rates on amounts of borrowing at December 31, 2007 range from 5.65% to 6.60%), principal due in required installments beginning September 30, 2006 until September 30, 2017, collateralized by the assets of the Stendal pulp mill, and at December 31, 2007, restricted cash amounting to €33,000, with 48% and 32% guaranteed by the Federal Republic of Germany and the State of Saxony-Anhalt, respectively, of up to €556,957 of outstanding principal balance, subject to a debt service reserve account required to pay amounts due in the following twelve months under the terms of credit facility; payment of dividends is only permitted if certain cash flow requirements are met.

(b)	In February 2005, the Company issued $310 million of senior notes due February 2013, interest at 9.25% accrued and payable semi-annually, unsecured. At any time prior to February 15, 2008, the Company may redeem up to 35% of the aggregate principal amount of notes issued under the indenture at a redemption price of 109.25% of the principal amount of the senior notes plus accrued and unpaid interest to the redemption date, with the net cash proceeds of a sale of equity interests of the Company. On or after February 15, 2009, the Company may redeem all or a part of the notes at redemption prices (expressed as a percentage of principal

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

(c)	As at December 31, 2007, the subordinated convertible notes had approximately $67.3 million principal outstanding. The subordinated convertible notes are due October 2010, bear interest at 8.5% accrued and payable semi-annually, are convertible at any time by the holder into common shares of the Company at $7.75 per share and are unsecured. The Company may redeem for cash all or a portion of these notes at any time on or after October 15, 2008 at 100% of the principal amount of the notes plus accrued and unpaid interest up to the redemption date, the holders of the convertible notes will have the option to require the Company to purchase for cash all or a portion of the notes not previously redeemed upon a specified change of control at a price equal to 100% of the principal sinking fund requirements.

(d)	Credit agreement with respect to a revolving credit facility of C$40 million, on a three year term. Borrowings under the credit agreement are secured by pulp mill inventory and receivables. Canadian dollar denominated amounts bear interest at bankers acceptance plus 2.25% or Canadian prime plus 0.50%. U.S. dollar denominated amounts bear interest at LIBOR plus 2.25% or U.S. base plus 0.50%.

(e)	Loans payable to the minority shareholder of Stendal pulp mill bear interest at 7%, payable in September 2006 then payable semi-annually beginning March 2007, unsecured, subordinated to all liabilities of the Stendal pulp mill, due in 2017. The amounts outstanding on these loans were €32,216 and €30,604 as at December 31, 2007 and 2006, respectively. Cumulative net losses of Stendal in the amounts of €21,305 and €22,297 were applied to these loans in 2007 and 2006 due to a right of offset under German law. The net obligation of €11,170 and €8,307 is reflected for 2007 and 2006, respectively.

(f)	Credit agreement with respect to a revolving credit facility of €40.0 million. Borrowings under the credit agreement are secured by pulp mill inventory and receivables. Borrowings under the credit agreement bear interest at Euribor plus 1.55%. As at December 31, 2007, this facility was undrawn.

(g)	Effective March 30, 2007, the note payable was converted to 742,185 shares. The conversion was based on the 20-trading day average closing price of the Company’s common shares at March 30, 2007.

Note 9.	Pension and Other Post-Retirement Benefit Obligations

Included in pension and other post-retirement benefit obligations are amounts related to our Celgar and German pulp mills.

The largest component of this obligation is with respect to the Celgar mill which maintains defined benefit pension plans and post-retirement benefits plans for certain employees (“Celgar Plans”). Pension benefits are based on employee’s earnings and years of service. The Celgar Plans are funded by contributions from the Company based on actuarial estimates and statutory requirements.

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands of Euros, Except Per Share Data)

Note 9.	Pension and Other Post-Retirement Benefit Obligations — (Continued)

Information about the Celgar Plans, in aggregate for the year ended December 31, 2007 is as follows:

	2007
		Other
		Post-Retirement
		Benefit
	Pension	Obligations	Total

Change in benefit obligation
Benefit obligation, December 31, 2006	€25,990	€13,867	€39,857
Service cost	840	473	1,313
Interest cost	1,363	741	2,104
Benefit payments	(1,593)	(323)	(1,916)
Actuarial (gains) losses	(481)	442	(39)
Foreign currency exchange rate changes	1,713	937	2,650

Benefit obligation, December 31, 2007	27,832	16,137	43,969

Reconciliation of fair value of plan assets
Fair value of plan assets, December 31, 2006	21,993	—	21,993
Actual returns	351	—	351
Contributions	1,698	323	2,021
Benefit payments	(1,593)	(323)	(1,916)
Foreign currency exchange rate changes	1,454	—	1,454

Fair value of plan assets, December 31, 2007	23,903	—	23,903

Funded status, December 31, 2007	€(3,929)	€(16,137)	€(20,066	)(1)

Components of the net benefit cost recognized
Service cost	€840	€473	€1,313
Interest cost	1,363	741	2,104
Expected return on plan assets	(1,673)	—	(1,673)
Amortization of recognized items	—	62	62

Net benefit costs	€530	€1,276	€1,806

(1)	The total of €20,476 on the consolidated balance sheets also includes the pension liabilities of €410 relating to employees at our German operations.

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands of Euros, Except Per Share Data)

Note 9.	Pension and Other Post-Retirement Benefit Obligations — (Continued)

Information about the Celgar Plans, in aggregate for the year ended December 31, 2006 is as follows:

	2006
		Other
		Post-Retirement
		Benefit
	Pension	Obligations	Total

Change in benefit obligation
Benefit obligation, December 31, 2005	€28,191	€15,155	€43,346
Service cost	815	414	1,229
Interest cost	1,271	695	1,966
Benefit payments	(1,493)	(210)	(1,703)
Actuarial (gains) losses	38	(637)	(599)
Foreign currency exchange rate changes	(2,832)	(1,550)	(4,382)

Benefit obligation, December 31, 2006	25,990	13,867	39,857

Reconciliation of fair value of plan assets
Fair value of plan assets, December 31, 2005	21,498	—	21,498
Actual returns	2,223	—	2,223
Contributions	1,963	210	2,173
Benefit payments	(1,493)	(210)	(1,703)
Foreign currency exchange rate changes	(2,198)	—	(2,198)

Fair value of plan assets, December 31, 2006	21,993	—	21,993

Funded status, December 31, 2006	€(3,997)	€(13,867)	€(17,864	)(1)

Components of the net benefit cost recognized
Service cost	€815	€414	€1,229
Interest cost	1,271	695	1,966
Expected return on plan assets	(1,416)	—	(1,416)
Amortization of recognized items	1	92	93

Net benefit costs	€671	€1,201	€1,872

(1)	The total of €18,317 on the consolidated balance sheets also includes the pension liabilities of €453 relating to employees at our German operations.

The Company anticipates that it will make contributions to the pension plan of approximately €1,210 in 2008. Estimated future benefit payments under the Celgar Plans are as follows:

Amount

2008	€1,873
2009	1,979
2010	2,107
2011	2,192
2012	2,295
2013 - 2017	13,455

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands of Euros, Except Per Share Data)

Note 9.	Pension and Other Post-Retirement Benefit Obligations — (Continued)

Investment Objective:

The investment objective for the Celgar Plans is to sufficiently diversify invested plan assets to maintain a reasonable level of risk without imprudently sacrificing the return on the invested funds. To achieve this objective, asset allocation targets have been established by asset class as summarized below. Reviews of the investment objectives, key assumptions and the independent investment management are performed periodically.

Summary of key assumptions:

	December 31
	2007	2006

Benefit obligations
Discount rate	5.25%	5.00%
Rate of compensation increase	3.00%	3.00%
Net benefit cost for year ended
Discount rate	5.00%	5.00%
Rate of compensation increase	3.00%	3.00%
Expected rate of return on plan assets	7.25%	7.25%
Assumed health care cost trend rate at
Initial health care cost trend rate	12.00%	12.00%
Annual rate of decline in trend rate	1.00%	1.00%
Ultimate health care cost trend rate	5.00%	5.00%

The expected rate of return on plan assets is a management estimate based on, among other factors, historical long-term returns, expected asset mix and active management premium.

A one-percentage point change in assumed health care cost trend rate would have the following effect on the other post-retirement benefit obligations:

	December 31, 2007		December 31, 2006
	1% increase	1% decrease	1% increase	1% decrease

Effect on total service and interest rate components	€212	€(160)	€183	€(140)
Effect on post-retirement benefit obligation	€2,252	€(1,762)	€1,879	€(1,467)

Asset Allocation of Funded Plans:

	Target	2007	2006

Equity securities	50-70%	59%	60%
Debt securities	30-45%	34%	35%
Cash and cash equivalents	0-10%	7%	5%

		100%	100%

Note 10.	Income Taxes

The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized no adjustment in the liability for unrecognized tax benefits.

As at the adoption date of January 1, 2007, the Company had approximately €18,600 of total gross unrecognized tax benefits, at December 31, 2007, that balance is €18,500, substantially all of which would affect

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands of Euros, Except Per Share Data)

Note 10.	Income Taxes — (Continued)

our effective tax rate if recognized. Currently, the Company does not believe that any of its unrecognized tax benefits will change significantly in the next fiscal year. However, this belief could change as tax years are examined by taxing authorities, the timing of those examinations, if any, are uncertain at this time. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at January 1, 2007	€4,400
Additions — current year tax positions	200
Reductions — prior year tax positions	(300)
Lapse of statute of limitations	(300)
Settlements	—

Balance at December 31, 2007	€4,000

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. During the year ended December 31, 2007, the Company recognized approximately €nil in penalties and interest. The Company had €nil for the payment of interest and penalties accrued at December 31, 2007. Upon adoption of FIN 48 on January 1, 2007, the Company had no change in its accrual for interest and penalties from €nil.

The Company and/or one or more of its subsidiaries files income tax returns in the United States, Germany and Canada. The Company is generally not subject to U.S., German or Canadian income tax examinations for tax years before 2004, 2005 and 2004, respectively.

The provision for current income taxes consists entirely of non U.S. taxes for the years ended December 31, 2007, 2006 and 2005, respectively.

Differences between the U.S. Federal Statutory and the Company’s effective rates are as follows:

	Year Ended December 31,
	2007	2006	2005

U.S. Federal statutory rates	34%	34%	34%
U.S. Federal statutory rates on (income) loss from continuing operations before income tax and minority interest	€(11,544)	€(43,437)	€48,865
Tax differential on foreign income (loss)	2,902	(4,070)	3,951
Valuation allowance	15,021	(16,145)	(44,571)
Other	(16,693)	6,209	4,895

	€(10,314)	€(57,443)	€13,140

Comprised of:
Current	€(2,170)	€(584)	€(383)
Deferred	(8,144)	(56,859)	13,523

	€(10,314)	€(57,443)	€13,140

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands of Euros, Except Per Share Data)

Note 10.	Income Taxes — (Continued)

Deferred income tax assets and liabilities are composed of the following:

	December 31
	2007	2006

German tax loss carryforwards	€50,725	€68,262
Canadian tax loss carryforwards	2,497	631
Basis difference between income tax and financial reporting with respect to operating pulp mills	(6,354)	(3,939)
Derivative financial instruments	6,144	13,457
Long term debt	(2,736)	(458)
Payables and accrued expenses	148	111
Reserve for deferred pension liability	18	179
Capital leases	652	177
U.S. tax loss carryforwards	19,934	17,000
Other	1,149	(128)

	72,177	95,292
Valuation allowance	(73,193)	(88,214)

Net deferred tax (liability) asset	€(1,016)	€7,078

Comprised of:
Deferred income tax asset	€17,624	€29,989
Deferred income tax liability	(18,640)	(22,911)

	€(1,016)	€7,078

The Company is subject to income tax audits on a continuing basis which may result in changes to the amounts in the above table. Due to this and other uncertainties regarding future amounts of taxable income in Germany, Canada and the United States, the Company has provided a valuation reserve for the majority of its deferred tax assets relating to tax losses carried forward for income tax purposes.

The Company’s German tax loss carryforward amounts is approximately €351,600 at December 31, 2007. The Company’s U.S. loss carryforwards amount is approximately €58,600 at December 31, 2007, which will expire in the tax years ending 2011 through 2027, if not used. The Company’s Canadian tax loss carryforward amount is approximately €7,700 at December 31, 2007 which will expire in the tax year ending 2026, if not used. Management is generally unable to conclude that these losses are more likely than not to be utilized, under current circumstances, and accordingly has fully reserved any resulting potential tax benefit that is not expected to be realized in 2008.

(Loss) income from foreign source continuing operations amounted to €(24,004), €115,305 and €(86,955) for the years ended December 31, 2007, 2006 and 2005, respectively. These amounts are intended to be indefinitely reinvested in operations. A determination of any deferred tax liability for temporary differences related to investments in foreign subsidiaries that are essentially permanent in duration is not practicable.

Note 11.	Shareholders’ Equity

In February 2005, the Company issued an aggregate of 4,210,526 common shares by way of private placement at a price of $9.50 per share as part of the consideration for the acquisition of the Celgar mill. In addition, in February 2005, the Company issued $310 million of 9.25% senior unsecured notes due 2013 and an aggregate of 10,768,700 common shares at a price of $8.50 per share by way of separate public offerings.

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands of Euros, Except Per Share Data)

Note 11.	Shareholders’ Equity — (Continued)

In December 2006, the Company purchased and cancelled an aggregate of approximately $15.25 million principal amount of the Company’s subordinated convertible notes in exchange for 2,201,035 common shares of the Company.

In March 2007, the Company converted a note payable to a third party to 742,185 common shares. The conversion was based on the 20-trading day average closing price of the Company’s common shares at March 30, 2007.

Note 12.	Stock-Based Compensation

Stock Options

The Company has a non-qualified stock option plan which provides for options to be granted to officers and employees to acquire a maximum of 3,600,000 common shares including options for 130,000 shares to directors who are not officers or employees. The Company also has a stock incentive plan which provides for options, stock appreciation rights and restricted shares to be awarded to employees and outside directors to a maximum of 1,000,000 common shares.

Following is a summary of the status of the plans during 2007, 2006 and 2005:

	Number	Weighted Average
	of Options	Exercise Price
		(In U.S. Dollars)

Outstanding at December 31, 2004	1,055,000	$6.58
Granted	130,000	7.78

Outstanding at December 31, 2005	1,185,000	6.71
Exercised	(60,000)	6.38

Outstanding at December 31, 2006	1,125,000	6.69
Exercised	(56,666)	7.10
Cancelled	(5,000)	7.92
Expired	(135,000)	8.50

Outstanding at December 31, 2007	928,334	$6.44

Following is a summary of the status of options outstanding at December 31, 2007:

Outstanding Options
		Weighted		Exercisable Options
Exercise		Average	Weighted		Weighted
Price		Remaining	Average		Average
Range	Number	Contractual Life	Exercise Price	Number	Exercise Price
(In U.S. Dollars)		(Years)			(In U.S. Dollars)

$5.65 - $6.375	830,000	2.50	$6.29	830,000	$6.29
7.30	30,000	7.50	7.30	30,000	7.30
7.92	68,334	7.75	7.92	68,334	7.92

During the year ended December 31, 2007, 30,000 options were exercised at an exercise price of $6.375 and 26,666 options were exercised at an exercise price of $7.92 for cash proceeds of $402,445. 5,000 options were cancelled during the period, and 135,000 options expired during the period. The average intrinsic value of the options exercised was $4.58 per option. The aggregate intrinsic value of options outstanding and currently exercisable as at December 31, 2007 is $1.39 per option.

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands of Euros, Except Per Share Data)

Note 12.	Stock-Based Compensation — (Continued)

During the year ended December 31, 2006, 60,000 options were exercised at an exercise price of $6.375 for cash proceeds of $382,500. The intrinsic value of the options exercised was $4.53 per option. During the year ended December 31, 2005 there were no options exercised.

Stock Options

The fair value of each option granted is estimated on the grant date using the Black Scholes Model. The assumptions used in calculating fair value as at December 31, 2007 are as follows:

Risk-free interest rate	4.1%
Expected life of the options	0.5 years
Expected volatility(1)	34.1%
Expected dividend yield	0.0%
Weighted average fair value per option granted (in U.S. dollars)	$2.94

(1)	The expected volatility was based on our three year historical stock prices.

Stock compensation expense recognized for the year ended December 31, 2007 was €65.

As at December 31, 2007, all stock options have been vested and will be re-valued over their remaining vesting period of six months.

The options vested and cancelled in the year ended December 31, 2007 are as follows:

	Number	Weighted Average
	of Options	Exercise Price
		(In U.S. Dollars)

Non-vested at December 31, 2006	43,333	$7.77
Vested and cancelled during the year	(43,333)	7.77

Non-vested at December 31, 2007	—	$—

Restricted Stock

The fair value of restricted stock is determined based upon the number of shares granted and the quoted price of the Company’s stock on the date of grant. Restricted stock generally vests over two years. Expense is recognized on a straight-line basis over the vesting period. Expense recognized for the years ended December 31, 2007, 2006 and 2005 was €312, €401 and €441, respectively.

As at December 31, 2007, the total remaining unrecognized compensation cost related to restricted stock amounted to €116, which will be amortized over their remaining vesting period.

During the year ended December 31, 2007, there were restricted stock awards of an aggregate of 21,000 (2006 - 45,000; 2005 - 115,685) of our common shares to independent directors and officers of the Company and no (2006 - 9,999; 2005 - nil) restricted stock awards were cancelled.

As at December 31, 2007, the total number of restricted stock awards outstanding was 211,685 (2006 - 190,686; 2005 - 155,685).

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands of Euros, Except Per Share Data)

Note 13.	Net Income (Loss) Per Share

	Year Ended December 31,
	2007	2006	2005

Net income (loss) from continuing operations — basic	€22,389	€69,242	€(112,058)
Interest on convertible notes, net of tax	3,930	4,912	—

Net income (loss) from continuing operations — diluted	€26,319	€74,154	€(112,058)

Net income (loss) from continuing operations per share:
Basic	€0.62	€2.08	€(3.59)

Diluted	€0.58	€1.72	€(3.59)

Net income (loss) from continuing operations	€22,389	€69,242	€(112,058)
Net loss from discontinued operations	(210)	(6,032)	(5,088)

Net income (loss) — basic	22,179	63,210	(117,146)
Interest on convertible notes, net of tax	3,930	4,912	—

Net income (loss) — diluted	€26,109	€68,122	€(117,146)

Net income (loss) per share:
Basic	€0.61	€1.90	€(3.75)

Diluted	€0.58	€1.58	€(3.75)

Weighted average number of common shares outstanding:
Basic	36,080,931	33,336,348	31,217,765
Effect of dilutive shares:
Stock options and awards	362,774	319,793	—
Convertible notes	8,859,036	9,428,022	—

Diluted	45,302,741	43,084,163	31,217,765

The calculation of diluted income (loss) per share does not assume the exercise of stock options and awards or the conversion of convertible notes that would have an anti-dilutive effect on earnings per share. Stock options and awards excluded from the calculation of diluted income (loss) per share because they are anti-dilutive represented Nil, Nil and 213,492 for the years ended December 31, 2007, 2006 and 2005, respectively. Convertible notes excluded from the calculation of diluted income (loss) per share because they are anti-dilutive represented Nil, Nil and 10,645,161 for the years ended December 31, 2007, 2006 and 2005, respectively.

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

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands of Euros, Except Per Share Data)

Note 14.	Business Segment Information — (Continued)

The following table presents net sales from continuing operations to external customers by geographic area based on location of the customer.

	2007	2006	2005

Germany	€198,575	€154,388	€91,460
China	159,553	141,296	82,356
Italy	50,177	60,057	71,742
Other European Union countries(1)	136,434	117,016	91,308
Other Asia	58,242	75,522	56,953
North America	66,229	39,761	37,643
Other countries	26,639	28,586	16,191

	695,849	616,626	447,653
Third party transportation revenues	8,542	7,351	4,784

	€704,391	€623,977	€452,437

(1)	Not including Germany or Italy; includes new entrant countries to the European Union from their time of admission.

The following table presents total long-lived assets from continuing operations by geographic area based on location of the asset.

	2007	2006

Germany	€776,839	€851,290
Canada	189,277	181,574
Other	4,215	5,024

	€970,331	€1,037,888

In 2007, pulp sales to our largest customer amounted to 7% (2006 - 9%; 2005 - 6%) of total pulp sales.

Note 15.	Financial Instruments

The fair value of financial instruments from continuing operations at December 31 is summarized as follows:

	2007		2006
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

Cash and cash equivalents	€84,848	€84,848	€69,367	€69,367
Cash, restricted	33,000	33,000	57,000	57,000
Notes receivable	9,873	9,873	16,542	16,542
Long-term debt	849,855	845,026	907,831	921,435
Foreign exchange rate derivative contracts — asset	—	—	5,933	5,933
Interest rate derivative contracts — liability	21,885	21,885	41,355	41,355

Cash and Debt Instruments

Many of the Company’s transactions are denominated in foreign currencies, primarily the U.S. dollar. As a result of these transactions the Company and its subsidiaries has financial risk that the value of the Company’s financial instruments will vary due to fluctuations in foreign exchange rates.

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

The Company has previously entered into interest rate and foreign exchange derivative instruments in connection with certain of its long-term debt (Note 8). As at December 31, 2007, only interest rate derivative instruments are in place. The contracts are with the same banks which hold the debt and the Company does not anticipate non-performance by the banks.

The Company uses interest rate derivatives to fix the rate of interest on indebtedness under the Stendal loan facilities and sometimes uses foreign exchange derivatives to convert some costs (including currency swaps relating to long-term indebtedness) from Euros to U.S. dollars.

Interest Rate Derivatives

During 2004, the Company entered into certain variable-to-fixed interest rate swaps in connection with the Stendal mill with respect to an aggregate maximum amount of approximately €612,600 of the principal amount of the long-term indebtedness under the Stendal loan facility. Currently, the aggregate notional amount of these contracts is €556,600 at a fixed interest rate of 5.28% and they mature October 2017 (matching the maturity of the Stendal loan facility). The Company recognized an unrealized gain of €19,500 and an unrealized gain of €37,300 with respect to these interest rate swaps for the years ended December 31, 2007 and 2006, respectively.

Foreign Exchange Derivatives

The Company had entered into certain currency swaps with an aggregate notional amount of €556,600 and recognized a gain of €6,820 for the year ended December 31, 2007.

During 2006, the Company entered into and subsequently settled certain currency forward contracts with an initial aggregate notional amount of €Nil and recognized a loss of €3,562.

Credit Risk

Concentrations of credit risk on the sale of pulp products are with customers and agents based in Germany, China, Italy and the United States.

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands of Euros, Except Per Share Data)

Note 16.	Lease Commitments

Minimum lease payments, primarily for various vehicles, and plant and equipment under capital and non-cancellable operating leases and the present value of net minimum payments at December 31, 2007 were as follows:

	Capital	Operating
	Leases	Leases

2008	€3,680	€731
2009	1,748	529
2010	1,475	310
2011	1,353	101
2012	226	3
Thereafter	2,041	1

Total	€10,523	€1,675

Less imputed interest	(1,585)

Total present value of minimum capitalized payments	8,938
Less current portion of capital lease obligations	(3,469)

Long-term capital lease obligations	€5,469

Rent expense under non-cancellable operating leases was €1,908, €1,453 and €1,525 for 2007, 2006 and 2005, respectively. The current portion of the capital lease obligations is included in accounts payable and accrued expenses and the long-term portion is included in capital leases and other in the consolidated balance sheets.

Note 17.	Commitments and Contingencies

At December 31, 2007, the Company recorded a liability for environmental conservation expenditures of approximately €2,500. Management believes the liability amount recorded is sufficient.

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

The Company’s Celgar mill maintains industrial land fills on its premises for the disposal of waste, primarily from the mill’s pulp processing activities. The mill has an obligation under its land fill permits to decommission these disposal facilities pursuant to the requirements of its local regulations. The balance of the aggregate carrying amount of the asset retirement obligation amounted to approximately €3,500 at December 31, 2007.

Note 18.	Discontinued Operations

In August 2006, the Company reorganized and divested its equity interests in certain paper production assets for aggregate consideration of approximately €5,000 of indebtedness, in the form of a secured note, and €5,000 in cash. Only the cash portion of the consideration appears on the consolidated condensed statements of cash flows.

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

The carrying amounts of the major classes of related assets and liabilities were as follows:

	December 31,
	2007	2006

Assets
Cash and cash equivalents	€—	€437
Receivables	—	1,657
Liabilities
Accounts payable and accrued expenses	€—	€1,926

Condensed earnings from discontinued operations for the year ended December 31 are as follows:

	2007	2006	2005

Revenues	€128	€46,351	€61,471
Operating (loss) income from discontinued operations	€(142)	€394	€(2,306)
Total other expenses	(68)	(469)	(2,782)
Loss on disposal of business	—	(5,957)	—

Net loss from discontinued operations	€(210)	€(6,032)	€(5,088)
Loss per common share from discontinued operations
— basic	€(0.01)	€(0.18)	€(0.16)
— diluted	€0.00	€(0.14)	€(0.16)

Condensed cash flows from discontinued operations for the year ended December 31 are as follows:

	2007	2006	2005

Cash flows used in operating activities	€(1,519)	€(2,121)	€(347)
Cash flows from (used in) investing activities	1,260	5,944	(1,200)
Cash flows used in financing activities	—	(4,158)	(700)

Cash flows used in discontinued operations	€(259)	€(335)	€(2,247)

Note 19.	Minority Share Purchase

In October 2006, the Company increased its interest in the Stendal mill to 70.6% by acquiring a 7% minority interest therein for approximately €8,100, of which approximately €6,700 was paid by a note (Note 8 (g)). The purchase price of approximately €8,100 was allocated to property, plant and equipment.

Note 20.	Restricted Group Supplemental Disclosure

The terms of the indenture governing our 9.25% senior unsecured notes requires that we provide the results of operations and financial condition of Mercer International Inc. and our restricted subsidiaries under the indenture, collectively referred to as the “Restricted Group”. As at and during the years ended December 31, 2007 and 2006, the Restricted Group was comprised of Mercer International Inc., certain holding subsidiaries and our Rosenthal and Celgar mills. The Restricted Group excludes the Stendal mill and, up to December 31, 2006, the discontinued paper business.

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands of Euros, Except Per Share Data)

Note 20.	Restricted Group Supplemental Disclosure — (Continued)

Combined Condensed Balance Sheet — December 31, 2007

	Restricted	Unrestricted		Consolidated
	Group	Subsidiaries	Eliminations	Group

ASSETS
Current
Cash and cash equivalents	€59,371	€25,477	€—	€84,848
Receivables	37,482	52,408	—	89,890
Note receivable, current portion	589	5,307	—	5,896
Inventories	63,444	40,166	—	103,610
Prepaid expenses and other	3,714	2,301	—	6,015

Total current assets	164,600	125,659	—	290,259
Cash, restricted	—	33,000	—	33,000
Property, plant and equipment	385,569	547,689	—	933,258
Other	5,399	—	—	5,399
Deferred income tax	10,852	6,772	—	17,624
Due from unrestricted group	57,457	—	(57,457)	—
Note receivable, less current portion	3,977	—	—	3,977

Total assets	€627,854	€713,120	€(57,457)	€1,283,517

LIABILITIES
Current
Accounts payable and accrued expenses	€43,621	€43,379	€—	€87,000
Pension and other post-retirement
benefit obligations, current portion	493	—	—	493
Debt, current portion	—	34,023	—	34,023

Total current liabilities	44,114	77,402	—	121,516
Debt, less current portion	273,589	542,243	—	815,832
Due to restricted group	—	57,457	(57,457)	—
Unrealized derivative loss	—	21,885	—	21,885
Capital leases and other	27,016	1,966	—	28,982
Deferred income tax	4,553	14,087	—	18,640

Total liabilities	349,272	715,040	(57,457)	1,006,855

SHAREHOLDERS’ EQUITY
Total shareholders’ equity (deficit)	278,582	(1,920)	—	276,662

Total liabilities and shareholders’ equity	€627,854	€713,120	€(57,457)	€1,283,517

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands of Euros, Except Per Share Data)

Note 20.	Restricted Group Supplemental Disclosure — (Continued)

Combined Condensed Balance Sheet — December 31, 2006

	Restricted	Unrestricted		Consolidated
	Group	Subsidiaries	Eliminations	Group

ASSETS
Current
Cash and cash equivalents	€39,078	€30,289	€—	€69,367
Receivables	38,662	36,360	—	75,022
Note receivable, current portion	620	7,178	—	7,798
Inventories	41,087	21,770	—	62,857
Prepaid expenses and other	2,352	2,310	—	4,662
Current assets from discontinued operations	—	2,094	—	2,094

Total current assets	121,799	100,001	—	221,800
Cash, restricted	—	57,000	—	57,000
Property, plant and equipment	408,957	563,186	—	972,143
Other	8,155	4,763	—	12,918
Deferred income tax	14,316	15,673	—	29,989
Due from unrestricted group	51,265	—	(51,265)	—
Note receivable, less current portion	5,023	3,721	—	8,744

Total assets	€609,515	€744,344	€(51,265)	€1,302,594

LIABILITIES
Current
Accounts payable and accrued expenses	€46,475	€37,335	€—	€83,810
Pension and other post-retirement benefit
obligations, current portion	363	—	—	363
Debt, current portion	—	33,903	—	33,903
Current liabilities from discontinued operations	—	1,926	—	1,926

Total current liabilities	46,838	73,164	—	120,002
Debt, less current portion	293,781	571,840	—	865,621
Due to restricted group	—	51,265	(51,265)	—
Unrealized derivative loss	—	41,355	—	41,355
Capital leases and other	22,115	11,789	—	33,904
Deferred income tax	2,832	20,079	—	22,911

Total liabilities	365,566	769,492	(51,265)	1,083,793

SHAREHOLDERS’ EQUITY
Total shareholders’ equity (deficit)	243,949	(25,148)	—	218,801

Total liabilities and shareholders’ equity	€609,515	€744,344	€(51,265)	€1,302,594

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands of Euros, Except Per Share Data)

Note 20.	Restricted Group Supplemental Disclosure — (Continued)

Combined Condensed Statement of Operations — December 31, 2007

	Restricted	Unrestricted		Consolidated
	Group	Subsidiaries	Eliminations	Group

Revenues	€401,251	€303,140	€—	€704,391

Operating costs	315,836	232,498	—	548,334
Operating depreciation and amortization	28,661	27,739	—	56,400
Selling, general and administrative expenses	21,650	13,064	—	34,714
(Sale) purchase of emission allowances	(1,566)	(3,077)	—	(4,643)

Operating income from continuing operations	36,670	32,916	—	69,586

Other income (expense)
Interest expense	(28,472)	(46,653)	3,725	(71,400)
Investment income	5,303	2,875	(3,725)	4,453
Derivative financial instruments, net	—	20,357	—	20,357
Foreign exchange gain on debt and distributions	10,629	329	—	10,958

Total other expense	(12,540)	(23,092)	—	(35,632)

Income before income taxes and minority interest from continuing operations	24,130	9,824	—	33,954
Income tax provision
Current	(1,394)	(776)	—	(2,170)
Deferred	(5,034)	(3,110)	—	(8,144)

Income before minority interest from continuing operations	17,702	5,938	—	23,640
Minority interest	—	(1,251)	—	(1,251)

Net income from continuing operations	17,702	4,687	—	22,389
Net loss from discontinued operations	(210)	—	—	(210)

Net income	€17,492	€4,687	€—	€22,179

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands of Euros, Except Per Share Data)

Note 20.	Restricted Group Supplemental Disclosure — (Continued)

Combined Condensed Statement of Operations — December 31, 2006

	Restricted	Unrestricted		Consolidated
	Group	Subsidiaries	Eliminations	Group

Revenues	€360,986	€262,991	€—	€623,977

Operating costs	280,837	175,767	—	456,604
Operating depreciation and amortization	27,819	28,015	—	55,834
Selling, general and administrative expenses	22,861	11,783	—	34,644
(Sale) purchase of emission allowances	(4,933)	(10,676)	—	(15,609)

Operating income from continuing operations	34,402	58,102	—	92,504

Other income (expense)
Interest expense	(34,354)	(61,137)	3,560	(91,931)
Investment income	5,316	4,334	(3,560)	6,090
Derivative financial instruments, net	—	105,848	—	105,848
Foreign exchange gain on debt and distributions	15,245	—	—	15,245

Total other (expense) income	(13,793)	49,045	—	35,252

Income before income taxes and minority interest from continuing operations	20,609	107,147	—	127,756
Income tax provision
Current	(290)	(294)	—	(584)
Deferred	(10,968)	(45,891)	—	(56,859)

Income before minority interest from continuing operations	9,351	60,962	—	70,313
Minority interest	—	(1,071)	—	(1,071)

Net income from continuing operations	9,351	59,891	—	69,242
Net loss from discontinued operations	—	(6,032)	—	(6,032)

Net income	€9,351	€53,859	€—	€63,210

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands of Euros, Except Per Share Data)

Note 20.	Restricted Group Supplemental Disclosure — (Continued)

Combined Condensed Statement of Operations — December 31, 2005

	Restricted	Unrestricted		Consolidated
	Group	Subsidiaries	Eliminations	Group

Revenues	€276,406	€176,031	€—	€452,437

Operating costs	226,689	139,718	(1,605)	364,802
Operating depreciation and amortization	23,898	27,262	—	51,160
Selling, general and administrative	22,375	12,742	—	35,117
(Sale) purchase of emission allowances	(7,271)	(10,021)	—	(17,292)

Operating income from continuing operations	10,715	6,330	1,605	18,650

Other income (expense)
Interest expense	(32,352)	(56,789)	2,815	(86,326)
Investment income	3,742	1,495	(2,815)	2,422
Derivative financial instruments, net	(295)	(71,468)	—	(71,763)
Foreign exchange loss on debt and distributions	(4,156)	—	—	(4,156)
Impairment of investments	(1,699)	—	—	(1,699)

Total other expense	(34,760)	(126,762)	—	(161,522)

Loss before income taxes and minority interest from continuing operations	(24,045)	(120,432)	1,605	(142,872)
Income tax (provision) benefit
Current	(383)	—	—	(383)
Deferred	(778)	14,301	—	13,523

Loss before minority interest from continuing operations	(25,206)	(106,131)	1,605	(129,732)
Minority interest	—	17,674	—	17,674

Net loss from continuing operations	(25,206)	(88,457)	1,605	(112,058)
Net loss from discontinued operations	—	(5,088)	—	(5,088)

Net loss	€(25,206)	€(93,545)	€1,605	€(117,146)

SUPPLEMENTARY FINANCIAL INFORMATION (UNAUDITED)

Quarterly Financial Data
(Thousands, Except per Share Amounts)

	Quarter Ended
	March 31	June 30	September 30	December 31

2007
Revenues	€169,531	€176,603	€191,111	€167,146
Gross profit	14,477	10,943	21,457	22,709
Income before extraordinary items and cumulative effect of a change in accounting from continuing operations	1,093	3,340	10,706	7,250
Income before extraordinary items and cumulative effect of a change in accounting from continuing operations, per share*	0.03	0.09	0.26	0.18
Net loss from discontinued operations	(7)	(181)	(10)	(12)
Net income	1,086	3,159	10,696	7,238
2006
Revenues	€141,668	€150,594	€171,248	€160,467
Gross profit	10,994	10,583	34,758	36,169
Income before extraordinary items and cumulative effect of a change in accounting from continuing operations	16,184	18,324	6,128	28,606
Income before extraordinary items and cumulative effect of a change in accounting from continuing operations, per share*	0.40	0.45	0.18	0.67
Net income (loss) from discontinued operations	404	97	600	(7,133)
Net income	16,588	18,421	6,728	21,473

*	on a diluted basis

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mercer International Inc.

Dated: February 22, 2008	By: /s/ Jimmy S.H. Lee Jimmy S.H. Lee Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Jimmy S.H. Lee Jimmy S.H. Lee Chairman, Chief Executive Officer and Director	Date: February 22, 2008

/s/ David M. Gandossi David M. Gandossi Secretary, Executive Vice President and Chief Financial Officer	Date: February 22, 2008

/s/ Kenneth A. Shields Kenneth A. Shields Director	Date: February 22, 2008

/s/ Eric Lauritzen Eric Lauritzen Director	Date: February 22, 2008

/s/ William D. McCartney William D. McCartney Director	Date: February 22, 2008

/s/ Graeme A. Witts Graeme A. Witts Director	Date: February 22, 2008

/s/ Guy W. Adams Guy W. Adams Director	Date: February 22, 2008

/s/ George Malpass George Malpass Director	Date: February 22, 2008

EXHIBIT INDEX

Exhibit
No.		Description of Exhibit

1.1		Underwriting Agreement dated February 8, 2005 between Mercer International Inc. and RBC Capital Markets Corporation, on behalf of itself and CIBC World Markets Corp., Raymond James & Associates, Inc. and D.A. Davidson & Co. Incorporated by reference from Form 8-K dated February 10, 2005.
1.2		Underwriting Agreement dated February 8, 2005 among Mercer International Inc. and RBC Capital Markets Corporation and Credit Suisse First Boston LLC, on behalf of themselves and CIBC World Markets Corp. Incorporated by reference from Form 8-K dated February 10, 2005.
2.1		Agreement and Plan of Merger among Mercer International Inc., Mercer International Regco Inc. and Mercer Delaware Inc. dated December 14, 2005. Incorporated by reference to the Proxy Statement/Prospectus filed on December 15, 2005.
3.1		Articles of Incorporation of the Company, as amended. Incorporated by reference from Form 8-A dated March 1, 2006.
3.2		Bylaws of the Company. Incorporated by reference from Form 8-A dated March 1, 2006.
4.1		Indenture dated as of October 10, 2003 between Mercer International Inc. and Wells Fargo Bank Minnesota, N.A. Incorporated by reference from Form 8-K dated October 15, 2003.
4.2		Indenture dated as of December 10, 2004 between Mercer International Inc. and Wells Fargo Bank, N.A. Incorporated by reference from Form S-3 filed December 10, 2004.
4.3		First Supplemental Indenture dated February 14, 2005 to Indenture dated December 10, 2004 between Mercer International Inc. and Wells Fargo Bank, N.A. Incorporated by reference from Form 8-K dated February 17, 2005.
10.1		Amended and Restated 1992 Stock Option Plan. Incorporated by reference from Form S-8 dated March 2, 2000.
10	.2*	2002 Employee Incentive Bonus Plan.
10.3		Project Financing Facility Agreement dated August 26, 2002 between Zellstoff Stendal GmbH and Bayerische Hypo-und Vereinsbank AG. Incorporated by reference from Form 8-K dated September 10, 2002.
10.4		Shareholders’ Undertaking Agreement dated August 26, 2002 among Mercer International Inc., Stendal Pulp Holdings GmbH, RWE Industrie-Lösungen GmbH, AIG Altmark Industrie AG and FAHR Beteiligungen AG and Zellstoff Stendal GmbH and Bayerische Hypo-und Vereinsbank AG. Incorporated by reference from Form 8-K dated September 10, 2002.
10	.5*	Shareholders’ Agreement dated August 26, 2002 among Zellstoff Stendal GmbH, Stendal Pulp Holdings GmbH, RWE Industrie-Lösungen GmbH and FAHR Beteiligungen AG.
10	.6*	Contract for the Engineering, Design, Procurement, Construction, Erection and Start-Up of a Kraft Pulp Mill between Zellstoff Stendal GmbH and RWE Industrie-Lösungen GmbH dated August 26, 2002. Certain non-public information has been omitted from the appendices to Exhibit 10.16 pursuant to a request for confidential treatment filed with the SEC. Such non-public information was filed with the SEC on a confidential basis. The SEC approved the request for confidential treatment in January 2004.
10	.7*	Form of Trustee’s Indemnity Agreement between Mercer International Inc. and its Trustees.
10.8		Employment Agreement dated for reference August 7, 2003 between Mercer International Inc. and David Gandossi. Incorporated by reference from Form 8-K dated August 11, 2003.
10.9		Employment Agreement effective as of April 28, 2004 between Mercer International Inc. and Jimmy S.H. Lee. Incorporated by reference from Form 8-K dated April 28, 2004.
10.10		2004 Stock Incentive Plan. Incorporated by reference from Form S-8 dated June 15, 2004.

Exhibit
No.		Description of Exhibit

10.11		Asset Purchase Agreement by and among Mercer International Inc., 0706906 B.C. Ltd. and KPMG Inc., as receiver of all of the assets and undertakings of Stone Venepal (Celgar) Pulp Inc. dated November 22, 2004. Incorporated by reference from Form 8-K dated November 23, 2004.
10.12		Revolving Credit Facility Agreement dated February 9, 2005 among D&Z Holding GmbH, Zellstoff-und Papierfabrik Rosenthal GmbH & Co. KG, ZPR Beteiligungs GmbH and Bayerische Hypo-und Vereinsbank AG. Incorporated by reference from Form 8-K dated February 17, 2005.
10.13		Shareholders’ Undertaking Agreement dated February 9, 2005 relating to Revolving Credit Facility Agreement. Incorporated by reference from Form 8-K dated February 17, 2005.
10.14		Revolving Term Credit Facility dated for reference May 19, 2006 among Zellstoff Celgar Limited Partnership, as borrower, and the lenders from time to time parties thereto, as lenders and CIT Business Credit Canada Inc., as agent. Incorporated by reference from Form 8-K dated May 30, 2006.
10.15		Employment Agreement dated October 2, 2006 between Stendal Pulp Holding GmbH and Wolfram Ridder. Incorporated by reference from Form 8-K dated October 2, 2006.
10.16		Employment Agreement effective October 16, 2006 between Mercer International Inc. and David Ure dated September 22, 2006. Incorporated by reference from Form 8-K dated October 13, 2006.
10.17		Employment Agreement effective November 6, 2006 between Mercer International Inc. and Claes-Inge Isacson dated September 25, 2006. Incorporated by reference from Form 8-K dated October 13, 2006.
99.1		Exchange Agreement dated December 4, 2006 between Mercer International Inc. and Nisswa Master Fund Ltd. Incorporated by reference from Form 8-K dated December 5, 2006.
99.2		Exchange Agreement dated December 4, 2006 between Mercer International Inc. and CC Arbitrage Ltd. Incorporated by reference from Form 8-K dated December 5, 2006.
21		List of Subsidiaries of Registrant.
23.1		Consent of Independent Chartered Accountants — PricewaterhouseCoopers LLP.
23.2		Consent of Independent Registered Chartered Accountants — Deloitte & Touche LLP.
31.1		Section 302 Certificate of Chief Executive Officer.
31.2		Section 302 Certificate of Chief Financial Officer.
32	.1**	Section 906 Certificate of Chief Executive Officer.
32	.2**	Section 906 Certificate of Chief Financial Officer.

*	Filed in Form 10-K for prior years.

**	In accordance with Release 33-8212 of the Commission, these Certifications: (i) are “furnished” to the Commission and are not “filed” for the purposes of liability under the Securities Exchange Act of 1934, as amended; and (ii) are not to be subject to automatic incorporation by reference into any of the Company’s registration statements filed under the Securities Act of 1933, as amended for the purposes of liability thereunder or any offering memorandum, unless the Company specifically incorporates them by reference therein.