Form 10-Q
period 2008-03-31
MERCER INTERNATIONAL INC.
filed 2008-05-06
CIK 1333274

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐    NO ☑
The Registrant had 36,401,487 shares of common stock outstanding as at May 5, 2008.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
MERCER INTERNATIONAL INC.
INTERIM CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2008
(Unaudited)
FORM 10-Q
QUARTERLY REPORT — PAGE 2

MERCER INTERNATIONAL INC.
INTERIM CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands of Euros)

	March 31,	December 31,
	2008	2007
ASSETS
Current Assets
Cash and cash equivalents	€69,735	€84,848
Receivables	91,241	89,890
Note receivable, current portion	5,167	5,896
Inventories (Note 4)	97,181	103,610
Prepaid expenses and other	5,019	6,015

Total current assets	268,343	290,259

Long-Term Assets
Cash, restricted	33,000	33,000
Property, plant and equipment	903,402	933,258
Investments	72	96
Deferred note issuance and other costs	4,955	5,303
Deferred income tax	18,746	17,624
Note receivable, less current portion	3,536	3,977

	963,711	993,258

Total assets	€1,232,054	€1,283,517

LIABILITIES
Current Liabilities
Accounts payable and accrued expenses	€74,331	€87,000
Pension and other post-retirement benefit obligations, current portion	438	493
Debt, current portion	35,042	34,023

Total current liabilities	109,811	121,516

Long-Term Liabilities
Debt, less current portion	773,972	815,832
Unrealized interest rate derivative losses	29,735	21,885
Pension and other post-retirement benefit obligations (Note 6)	17,310	19,983
Capital leases and other	10,754	8,999
Deferred income tax	20,971	18,640

	852,742	885,339

Total liabilities	962,553	1,006,855

SHAREHOLDERS’ EQUITY
Share capital (Note 7)	202,844	202,844
Additional paid-in capital	233	134
Retained earnings	40,288	37,419
Accumulated other comprehensive income	26,136	36,265

Total shareholders’ equity	269,501	276,662

Total liabilities and shareholders’ equity	€1,232,054	€1,283,517

Subsequent event (Note 9)
The accompanying notes are an integral part of these interim consolidated financial statements.
FORM 10-Q
QUARTERLY REPORT — PAGE 3

MERCER INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands of Euros, except per share data)

	Three Months Ended
	March 31,
	2008	2007
Revenues	€179,101	€169,531

Costs and expenses
Operating costs	139,441	133,846
Operating depreciation and amortization	14,121	13,729

	25,539	21,956

Selling, general and administrative expenses	6,896	8,206
(Sale) purchase of emission allowances	—	(727)

Operating income from continuing operations	18,643	14,477

Other income (expense)
Interest expense	(16,620)	(20,068)
Investment income	310	1,611
Foreign exchange gain on debt	6,031	1,254
Realized gain on derivative instruments (Note 5)	—	6,820
Unrealized loss on derivative instruments (Note 5)	(7,850)	(248)

Total other expense	(18,129)	(10,631)

Income before income taxes and minority interest from continuing operations	514	3,846
Income tax benefit (provision) – current	376	(349)
– deferred	(1,204)	(3,452)

(Loss) income before minority interest from continuing operations	(314)	45
Minority interest	3,183	1,048

Net income from continuing operations	2,869	1,093
Net loss from discontinued operations	—	(7)

Net income	2,869	1,086

Retained earnings, beginning of period	37,419	14,440

Retained earnings, end of period	€40,288	€15,526

Net income from continuing operations per share (Note 3):
Basic and diluted	€0.08	€0.03

Net income per share:
Basic and diluted	€0.08	€0.03

The accompanying notes are an integral part of these interim consolidated financial statements.
FORM 10-Q
QUARTERLY REPORT — PAGE 4

MERCER INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)
(In thousands of Euros)

	Three Months Ended
	March 31,
	2008	2007
Net income	€2,869	€1,086

Other comprehensive income:
Foreign currency translation adjustment	(10,104)	1,904
Unrealized (losses) gains on securities arising during the period	(25)	2

Other comprehensive (loss) income	(10,129)	1,906

Total comprehensive (loss) income	€(7,260)	€2,992

The accompanying notes are an integral part of these interim consolidated financial statements.
FORM 10-Q
QUARTERLY REPORT — PAGE 5

MERCER INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands of Euros)

	Three Months Ended
	March 31,
	2008	2007
Cash flows from (used in) operating activities:
Net income	€2,869	€1,086
Adjustments to reconcile net income to cash flows from operating activities
Unrealized loss on derivatives	7,850	248
Unrealized foreign exchange gain on debt	(6,031)	(1,254)
Gain on sale of assets	(1,022)	(92)
Operating depreciation and amortization	14,121	13,729
Non-operating amortization	71	63
Minority interest	(3,183)	(1,048)
Deferred income taxes	1,204	3,252
Stock compensation expense	146	233
Pension and other post-retirement expense	515	450
Pension and other post-retirement benefit funding	(449)	(390)
Other	(57)	500
Changes in current assets and liabilities
Receivables	(3,833)	(21,732)
Inventories	706	(19,950)
Accounts payable and accrued expenses	(11,380)	6,171
Other	2,097	1,133

Net cash from (used in) operating activities	3,624	(17,601)

Cash flows (used in) from investing activities:
Purchase of property, plant and equipment	(3,002)	(6,025)
Proceeds on sale of property, plant and equipment	960	110
Cash restricted	—	12,000
Notes receivable	—	268

Net cash (used in) from investing activities	(2,042)	6,353

Cash flows used in financing activities:
Repayment of notes payable and debt	(16,891)	(17,431)
Repayment of capital lease obligations	(638)	(1,184)
Decrease in construction costs payable	—	(907)
Proceeds from borrowings of notes payable and debt	—	5,210
Issuance of common shares	—	246

Net cash used in financing activities	(17,529)	(14,066)

Effect of exchange rate changes on cash and cash equivalents	834	965

Net decrease in cash and cash equivalents	(15,113)	(24,349)
Cash and cash equivalents, beginning of period(1)	84,848	69,804

Cash and cash equivalents, end of period(2)	€69,735	€45,455

(1)	Includes amounts related to discontinued operations of: 2008 — € nil (2007 — €437)

(2)	Includes amounts related to discontinued operations of: 2008 — € nil (2007 — €485)
The accompanying notes are an integral part of these interim consolidated financial statements.
FORM 10-Q
QUARTERLY REPORT — PAGE 6

MERCER INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited)
(In thousands of Euros)

	Three Months Ended
	March 31,
	2008	2007
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	€26,486	€29,048
Income taxes	14	—
Supplemental schedule of non-cash investing and financing activities:
Acquisition of production and other equipment under capital lease obligations	€2,722	€2,019
Common shares issued in satisfaction of floating rate note	—	6,728
The accompanying notes are an integral part of these interim consolidated financial statements.
FORM 10-Q
QUARTERLY REPORT — PAGE 7

MERCER INTERNATIONAL INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands of Euros, except per share data)
Note 1. Basis of Presentation
Basis of Presentation
The interim consolidated financial statements contained herein include the accounts of Mercer International Inc. (“Mercer Inc.”) and its wholly-owned and majority-owned subsidiaries (collectively, the “Company”). The Company’s shares of common stock are quoted and listed for trading on the NASDAQ Global Market and the Toronto Stock Exchange, respectively.
The interim consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). The year-end consolidated balance sheet data was derived from audited financial statements. The footnote disclosure included herein has been prepared in accordance with accounting principles generally accepted for interim financial statements in the United States. The interim consolidated financial statements should be read together with the audited consolidated financial statements and accompanying notes included in the Company’s latest annual report on Form 10-K for the fiscal year ended December 31, 2007. In the opinion of the Company, the unaudited interim consolidated financial statements contained herein contain all adjustments necessary to fairly present the results of the interim periods included. The results for the periods included herein may not be indicative of the results for the entire year.
Certain prior year amounts in the unaudited interim consolidated financial statements have been reclassified to conform to the current year presentation.
New Accounting Standards
In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“FAS 159”). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. FAS 159 is intended to improve financial reporting by mitigating volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The Company adopted FAS 159 effective January 1, 2008, the impact of which was not material.
In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities (“FAS 161”). FAS 161 requires enhanced disclosures about how and why companies use derivatives, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. The provisions of FAS 161 are effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged. Consequently, FAS 161 will be effective for the Company’s quarter ended March 31, 2009. The Company is in the process of determining the impact, if any, the adoption of FAS 161 will have on its financial statement disclosures.
FORM 10-Q
QUARTERLY REPORT — PAGE 8

MERCER INTERNATIONAL INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands of Euros, except per share data)
Note 2. Stock-Based Compensation
The Company has a non-qualified stock option plan which provides for options to be granted to officers and employees to acquire a maximum of 3,600,000 common shares including options for 130,000 shares to directors who are not officers or employees. During 2004, the Company adopted a stock incentive plan which provides for options, stock appreciation rights and restricted shares to be awarded to employees and outside directors to a maximum of 1,000,000 common shares. During the quarter, the Company implemented a new form of stock-based compensation called performance stock under its existing 2004 stock incentive plan.
Stock Options
Following is a summary of the status of options outstanding at March 31, 2008:

Outstanding Options				Exercisable Options
		Weighted Average
Exercise		Remaining	Weighted Average		Weighted Average
Price Range	Number	Contractual Life	Exercise price	Number	Exercise Price
(In U.S. Dollars)		(Years)	(In U.S. Dollars)		(In U.S. Dollars)
$5.65 - 6.375	830,000	2.25	$6.29	830,000	$6.29
7.30	30,000	7.25	7.30	30,000	7.30
7.92	68,334	7.50	7.92	68,334	7.92
During the three month period ended March 31, 2008 no options were exercised, cancelled or expired.
During the three month period ended March 31, 2007, 30,000 options were exercised at an exercise price of $6.375 and 16,666 options were exercised at an exercise price of $7.92 for cash proceeds of $323,245. The average intrinsic value of the options exercised was $5.12 per option.
FORM 10-Q
QUARTERLY REPORT — PAGE 9

MERCER INTERNATIONAL INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands of Euros, except per share data)
Note 2. Stock-Based Compensation (continued)
Restricted Stock
The fair value of restricted stock is determined based upon the number of shares granted and the quoted price of the Company’s stock on the date of grant. Restricted stock generally vests over two years. Expense is recognized on a straight-line basis over the vesting period. Expense recognized for the three month period ended March 31, 2008 and 2007 was €51 and €72, respectively.
As at March 31, 2008, the total remaining unrecognized compensation cost related to restricted stock amounted to €65, which will be amortized over their remaining vesting period.
During the three month periods ended March 31, 2008 and 2007, no restricted stock awards were granted or cancelled.
As at March 31, 2008, the total number of restricted stock awards outstanding was 211,685.
Performance Stock
Grants of performance stock comprise rights to receive stock at a future date that are contingent on the Company and the grantee achieving certain performance objectives.  During the three months ended March 31, 2008, estimated awards of performance stock totaled 285,297 shares, which vest on December 31, 2010.   Expense recognized for the three month periods ended March 31, 2008 and 2007 was €99 and nil.
As at March 31, 2008, the total remaining unrecognized compensation cost associated with the performance stock totaled €1,486, which will be amortized over their remaining vesting period.
FORM 10-Q
QUARTERLY REPORT — PAGE 10

MERCER INTERNATIONAL INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands of Euros, except per share data)
Note 3. Income Per Share

	Three Months Ended
	March 31,
	2008	2007
Net income from continuing operations – basic and diluted	€2,869	€1,093

Net income from continuing operations per share:
Basic and diluted	€0.08	€0.03

Net income from continuing operations	€2,869	€1,093
Net loss from discontinued operations	—	(7)

Net income – basic and diluted	€2,869	€1,086

Net income per share:
Basic and diluted	€0.08	€0.03

Weighted average number of common shares outstanding:
Basic	36,285,027	35,486,904
Effect of dilutive instruments:
Stock options and awards	150,235	492,578

Diluted	36,435,262	35,979,482

The calculation of diluted income per share does not include the exercise of instruments that would have an anti-dilutive effect on earnings per share. Convertible notes and performance rights excluded from the calculation of diluted income per share for the three months ended March 31, 2008 because they are anti-dilutive represented 8,678,065 (2007 — 9,428,022) and 285,297 (2007 — nil), respectively.
FORM 10-Q
QUARTERLY REPORT — PAGE 11

MERCER INTERNATIONAL INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands of Euros, except per share data)
Note 4. Inventories

	March 31, 2008	December 31, 2007
Raw materials	€29,033	€38,045
Work in process and finished goods	68,148	65,565

	€97,181	€103,610

Note 5 . Derivatives Transactions

	Three Months Ended March 31,
	2008	2007
Realized net gain on foreign exchange derivatives	€—	€6,820

Unrealized net (loss) gain on interest rate derivatives	€(7,850)	€5,685
Unrealized net loss on foreign exchange derivatives	—	(5,933)

Unrealized net loss on derivative financial instruments	€(7,850)	€(248)

FORM 10-Q
QUARTERLY REPORT — PAGE 12

MERCER INTERNATIONAL INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands of Euros, except per share data)
Note 6. Pension and Other Post-Retirement Benefit Obligations
Included in pension and other post-retirement benefit obligations are amounts related to the Company’s Celgar and German mills.
The largest component of this obligation is with respect to the Celgar mill which maintains defined benefit pension and post-retirement benefit plans for certain employees. Pension benefits are based on employees’ earnings and years of service. The pension plans are funded by contributions from the Company based on actuarial estimates and statutory requirements. Pension contributions for the three month period ended March 31, 2008 and March 31, 2007 totaled €379 and €390, respectively.
The Company anticipates based on actuarial estimates that it will make contributions to the pension plan of approximately €1,195 (C$1.8 million) in 2008.

	Three Months Ended March 31,
	2008		2007
		Post-		Post-
	Pension	Retirement	Pension	Retirement
	Benefits	Benefits	Benefits	Benefits
Service cost	€205	€130	€201	€113
Interest cost	351	207	327	178
Expected return on plan assets	(399)	—	(400)	—
Recognized net loss	—	21	—	15

Net periodic benefit cost	€157	€358	€128	€306

Note 7. Share Capital
Authorized
Preferred shares with U.S. $1 par value issuable in series: 50,000,000 (2007 – 50,000,000)
          Series A: 2,000,000 (2007 – 2,000,000)
Common shares with U.S. $1 par value: 200,000,000 (2007 – 200,000,000)
Issued and Outstanding
Common shares – 36,285,027 (2007 – 36,285,027)
FORM 10-Q
QUARTERLY REPORT — PAGE 13

MERCER INTERNATIONAL INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands of Euros, except per share data)
Note 8. Restricted Group Supplemental Disclosure
The terms of the indenture governing our 9.25% senior unsecured notes requires that we provide the results of operations and financial condition of Mercer International Inc. and our restricted subsidiaries under the indenture, collectively referred to as the “Restricted Group”. As at and during the three months ended March 31, 2008 and 2007, the Restricted Group was comprised of Mercer International Inc., certain holding subsidiaries and our Rosenthal and Celgar mills. The Restricted Group excludes the Stendal mill.
Combined Condensed Balance Sheet

	March 31, 2008
	Restricted	Unrestricted		Consolidated
	Group	Subsidiaries	Eliminations	Group
ASSETS
Current
Cash and cash equivalents	€53,371	€16,364	€—	€69,735
Receivables	46,791	44,450	—	91,241
Note receivable, current portion	549	4,618	—	5,167
Inventories	64,619	32,562	—	97,181
Prepaid expenses and other	3,800	1,219	—	5,019

Total current assets	169,130	99,213	—	268,343
Cash, restricted	—	33,000	—	33,000
Property, plant and equipment	359,497	543,905	—	903,402
Other	5,024	3	—	5,027
Deferred income tax	10,072	8,674	—	18,746
Due from unrestricted group	58,942	—	(58,942)	—
Note receivable, less current portion	3,536	—	—	3,536

Total assets	€606,201	€684,795	€(58,942)	€1,232,054

LIABILITIES
Current
Accounts payable and accrued expenses	€42,487	€31,844	€—	€74,331
Pension and other post-retirement benefit obligations, current portion	438	—	—	438
Debt, current portion	—	35,042	—	35,042

Total current liabilities	42,925	66,885	—	109,811
Debt, less current portion	252,236	521,736	—	773,972
Due to restricted group	—	58,942	(58,942)	—
Unrealized derivative loss	—	29,735	—	29,735
Pension and other post-retirement benefit obligations	17,310	—	—	17,310
Capital leases and other	7,078	3,676	—	10,754
Deferred income tax	6,120	14,851	—	20,971

Total liabilities	325,669	695,826	(58,942)	962,553

SHAREHOLDERS’ EQUITY
Total shareholders’ equity (deficit)	280,532	(11,031)	—	269,501

Total liabilities and shareholders’ equity	€606,201	€684,795	€(58,942)	€1,232,054

FORM 10-Q
QUARTERLY REPORT — PAGE 14

MERCER INTERNATIONAL INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands of Euros, except per share data)
Note 8. Restricted Group Supplemental Disclosure (continued)
Combined Condensed Balance Sheet

	December 31, 2007
	Restricted	Unrestricted		Consolidated
	Group	Subsidiaries	Eliminations	Group
ASSETS
Current
Cash and cash equivalents	€59,371	€25,477	€—	€84,848
Receivables	37,482	52,408	—	89,890
Note receivable, current portion	589	5,307	—	5,896
Inventories	63,444	40,166	—	103,610
Prepaid expenses and other	3,714	2,301	—	6,015

Total current assets	164,600	125,659	—	290,259
Cash, restricted	—	33,000	—	33,000
Property, plant and equipment	385,569	547,689	—	933,258
Other	5,399	—	—	5,399
Deferred income tax	10,852	6,772	—	17,624
Due from unrestricted group	57,457	—	(57,457)	—
Note receivable, less current portion	3,977	—	—	3,977

Total assets	€627,854	€713,120	€(57,457)	€1,283,517

LIABILITIES
Current
Accounts payable and accrued expenses	€43,621	€43,379	€—	€87,000
Pension and other post-retirement benefit obligations, current portion	493	—	—	493
Debt, current portion	—	34,023	—	34,023

Total current liabilities	44,114	77,402	—	121,516
Debt, less current portion	273,589	542,243	—	815,832
Due to restricted group	—	57,457	(57,457)	—
Unrealized derivative loss	—	21,885	—	21,885
Pension and other post-retirement benefit obligations	19,983	—	—	19,983
Capital leases and other	7,033	1,966	—	8,999
Deferred income tax	4,553	14,087	—	18,640

Total liabilities	349,272	715,040	(57,457)	1,006,855

SHAREHOLDERS’ EQUITY
Total shareholders’ equity (deficit)	278,582	(1,920)	—	276,662

Total liabilities and shareholders’ equity	€627,854	€713,120	€(57,457)	€1,283,517

FORM 10-Q
QUARTERLY REPORT — PAGE 15

MERCER INTERNATIONAL INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands of Euros, except per share data)
Note 8. Restricted Group Supplemental Disclosure (continued)
Combined Condensed Statements of Operations

	Three Months Ended March 31, 2008
	Restricted	Unrestricted		Consolidated
	Group	Subsidiaries	Eliminations	Group
Revenues	€101,102	€77,999	€—	€179,101

Operating costs	77,656	61,785	—	139,441
Operating depreciation and amortization	7,421	6,700	—	14,121
Selling, general and administrative expenses	3,744	3,152	—	6,896

	88,821	71,637	—	160,458

Operating income from continuing operations	12,281	6,362	—	18,643

Other income (expense)
Interest expense	(6,712)	(10,867)	959	(16,620)
Investment income (expense)	1,736	(467)	(959)	310
Foreign exchange gain (loss) on debt	6,627	(596)	—	6,031
Derivative financial instruments	—	(7,850)	—	(7,850)

Total other income (expense)	1,651	(19,780)	—	(18,129)

Income (loss) before income taxes and minority interest from continuing operations	13,932	(13,418)	—	514
Income tax benefit (provision)	(2,154)	1,326	—	(828)

Income (loss) before minority interest from continuing operations	11,778	(12,092)	—	(314)
Minority interest	—	3,183	—	3,183

Net income (loss)	€11,778	€(8,909)	€—	€2,869

	Three Months Ended March 31, 2007
	Restricted	Unrestricted		Consolidated
	Group	Subsidiaries	Eliminations	Group
Revenues	€99,933	€69,598	€—	€169,531

Operating costs	76,930	56,916	—	133,846
Operating depreciation and amortization	6,686	7,043	—	13,729
Selling, general and administrative expenses	4,545	3,661	—	8,206
(Sale) purchase of emission allowances	(264)	(463)	—	(727)

	87,897	67,157	—	155,054

Operating income from continuing operations	12,036	2,441	—	14,477

Other income (expense)
Interest expense	(7,458)	(13,525)	915	(20,068)
Investment income	1,305	1,221	(915)	1,611
Foreign exchange gain on debt	1,254	—	—	1,254
Derivative financial instruments, net	—	6,572	—	6,572

Total other expense	(4,899)	(5,732)	—	(10,631)

Income (loss) before income taxes and minority interest from continuing operations	7,137	(3,291)	—	3,846
Income tax provision	(2,738)	(1,063)	—	(3,801)

Income (loss) before minority interest from continuing operations	4,399	(4,354)	—	45
Minority interest	—	1,048	—	1,048

Net income (loss) from continuing operations	4,399	(3,306)	—	1,093
Net loss from discontinued operations	—	(7)	—	(7)

Net income (loss)	€4,399	€(3,313)	€—	€1,086

FORM 10-Q
QUARTERLY REPORT — PAGE 16

MERCER INTERNATIONAL INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands of Euros, except per share data)
Note 9. Subsequent Event
In April 2008, as part of a new energy project for the Celgar mill, the Company entered into a contract for the purchase of a new 48 MW condensing turbine-generator set. The value of the contract is approximately €6,800 (C$11.0 million), and an advance payment of approximately €292 (C$0.47 million) was made upon signing of the contract. Under the terms of the contract if the Company cancels the contract, other than for cause, termination fees will apply on an increasing scale as a cumulative percentage of the contract price.
FORM 10-Q
QUARTERLY REPORT — PAGE 17

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
In this document: (i) unless the context otherwise requires, references to “we”, “our”, “us”, the “Company” or “Mercer” mean Mercer International Inc. and its subsidiaries; (ii) references to “Mercer Inc.” mean the Company excluding its subsidiaries; (iii) information is provided as of March 31, 2008, unless otherwise stated; (iv) all references to monetary amounts are to “Euros”, the lawful currency adopted by most members of the European Union, unless otherwise stated; (v) “€” refers to Euros, “$” refers to U.S. dollars and C$ refers to Canadian dollars; and (vi) “ADMTs” refers to air-dried metric tonnes.
We operate three NBSK pulp mills through our wholly owned subsidiaries, Rosenthal and Celgar, and our 70.6% owned subsidiary, Stendal, which have a consolidated annual production capacity of approximately 1.4 million ADMTs.
The following discussion and analysis of our results of operations and financial condition for the three months ended March 31, 2008 should be read in conjunction with our interim consolidated financial statements and related notes included in this quarterly report, as well as our most recent annual report on Form 10-K for the fiscal year ended December 31, 2007 filed with the SEC.
Results of Operations
Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007
Selected production, sales and exchange rate data for the three months ended March 2008 and 2007 is as follows:

	Three Months Ended March 31,
	2008	2007
Pulp Production (‘000 ADMTs)	360.9	347.3

Scheduled Production Downtime (‘000 ADMTs)	1.5	nil

Pulp Sales (‘000 ADMTs)	348.2	329.1

Revenues (in millions)	€179.1	€169.5

NBSK pulp list prices in Europe ($/ADMT)	$880	$757
NBSK pulp list prices in Europe (€/ADMT)	€586	€578
Average pulp sales realizations (€/ADMT)(1)	€510	€512
Average Spot Currency Exchange Rates
€ / $(2)	0.6666	0.7630
C$ / $(2)	1.0015	1.1716
C$ / €(3)	1.5060	1.5354

(1)	List price less discounts and commissions.
(2)	Average Federal Reserve Bank of New York noon spot rate over the reporting period.
(3)	Average Bank of Canada noon spot rate over the reporting period.
Revenues for the three months ended March 31, 2008 increased by 5.7% to €179.1 million from €169.5 million in the comparative quarter of 2007, primarily due to higher list pulp prices, in large part offset by a 13% weakening of the U.S. dollar versus the Euro. Although list prices for NBSK pulp in Europe were approximately U.S.$120 higher in the current quarter from the prior year quarter, because of the slumping U.S. dollar, in Euro terms, the increase was only €8.
List prices for NBSK pulp in Europe were approximately €586 ($880) per ADMT in the first quarter of 2008, approximately €587 ($850) per ADMT in the fourth quarter of 2007 and
FORM 10-Q
QUARTERLY REPORT — PAGE 18

approximately €578 ($757) in the first quarter of 2007. Increases in U.S. dollar list prices were largely offset by the weakening of the U.S. dollar versus the Euro.
Pulp sales volume increased to 348,176 ADMTs in the first quarter of 2008 from 329,135 ADMTs in the comparative quarter of 2007.
Our Celgar mill pulp inventories were approximately 50% higher in the current quarter from the comparative quarter of 2007, as we and other producers work through a shipment backlog resulting from congestion and slowdowns at the Port of Vancouver in late 2007 which have delayed shipments to China. This inventory is generally already committed to customer orders but we do not record the sale until the pulp is loaded. We currently expect to work through such shipping backlog and have our Celgar pulp inventories returned to normalized levels over the second and third quarters of 2008.
Average pulp sales realizations were €510 per ADMT in the first quarter of 2008 compared to €512 per ADMT in the first quarter of 2007, as higher prices were offset by the weakening of the U.S. dollar versus the Euro and the Canadian dollar.
Pulp production in the current quarter increased to 360,881 ADMTs from 347,256 in the same quarter of 2007, primarily due to increased productivity as all of our mills generally performed well and our Rosenthal mill had its highest first quarter production ever. In the second quarter of 2008, we have a total of 11 days scheduled maintenance downtime planned at our mills.
Operating costs and selling, general, administrative and other expenses in the first quarter of 2008 increased to €160.5 million from €155.8 million in the comparative quarter of 2007, as higher sales were partially offset by lower fiber costs.
On average, fiber costs decreased by approximately 6% in the first quarter of 2008 versus the same period in 2007. Our fiber costs in Germany were lower because of increased availability resulting from damage to forests caused by storms in Germany and Austria in the quarter and lower fiber demand caused by production curtailments in the European board industry. Fiber costs at our Celgar mill were also lower in the current quarter from the prior period of 2007 because of various initiatives to increase fiber supply including incremental whole log chipping and woodroom optimization. However, the deterioration of the housing and lumber markets in North America has sharply reduced sawmilling activity and residual chip supply in western Canada. This is expected to put slight upward pressure on the fiber costs for our Celgar mill during the balance of 2008.
In the current quarter, we had no sales of emission allowances, compared to €0.7 million in the first quarter of 2007. In the current quarter, sales of surplus energy were largely unchanged from the same period in 2007.
Operating depreciation and amortization increased marginally to €14.1 million from €13.7 million in the comparative quarter of 2007.
For the first quarter of 2008, operating income increased by approximately 28% to €18.6 million from €14.5 million in the first quarter of 2007, primarily due to higher pulp prices and sales volumes.
FORM 10-Q
QUARTERLY REPORT — PAGE 19

Interest expense in the first quarter of 2008 decreased to €16.6 million from €20.1 million in the year ago period, primarily due to lower indebtedness at Stendal and the absence of cross currency swaps which were settled in the first quarter of 2007.
Due to the decrease in long-term interest rates, we recorded an unrealized loss of €7.9 million before minority interests on Stendal’s outstanding interest rate derivatives during the first quarter of 2008. In the comparative quarter of 2007, we recorded a gain of €6.6 million before minority interests on Stendal’s then outstanding currency and interest rate derivatives, including a realized cash gain of €6.8 million from the settlement of currency swaps.
In the first quarter of 2008, we recorded an unrealized gain of €6.0 million on our foreign currency denominated debt as a result of the weakening of the U.S. dollar during the period, compared to an unrealized gain of €1.3 million in the first quarter of 2007.
In the first quarter of 2008, minority interest, representing the minority shareholder’s proportionate interest in the Stendal mill’s income for the period, was €3.2 million, compared to €1.0 million in the first quarter of 2007.
We reported net income from continuing operations for the first quarter of 2008 of €2.9 million, or €0.08 per basic and diluted share, which included an unrealized foreign exchange gain on our long-term debt of €6.0 million. In the first quarter of 2007, we reported net income from continuing operations of €1.1 million, or €0.03 per basic and diluted share, which included a net gain of €7.8 million on our derivatives and foreign currency denominated debt.
Operating EBITDA increased by 16% to €32.8 million in the first quarter of 2008 from €28.3 million in the three months ended March 31, 2007.
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
Operating EBITDA has significant limitations as an analytical tool, and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are that Operating EBITDA does not reflect: (i) our cash expenditures, or future requirements, for capital expenditures or contractual commitments; (ii) changes in, or cash requirements for, working capital needs; (iii) the significant interest expense, or the cash requirements necessary to service interest or principal payments, on our outstanding debt; (iv) minority interests on our Stendal NBSK pulp mill operations; (v) the impact of realized or
FORM 10-Q
QUARTERLY REPORT — PAGE 20

marked to market changes in our derivative positions, which can be substantial; and (vi) the impact of impairment charges against our investments or assets. Because of these limitations, Operating EBITDA should only be considered as a supplemental operational performance measure and should not be considered as a measure of liquidity or cash available to us to invest in the growth of our business. See the Statement of Cash Flows set out in our interim consolidated financial statements included herein. Because all companies do not calculate Operating EBITDA in the same manner, Operating EBITDA as calculated by us may differ from Operating EBITDA or EBITDA as calculated by other companies. We compensate for these limitations by using Operating EBITDA as a supplemental measure of our operational performance and relying primarily on our GAAP financial statements.
The following table provides a reconciliation of net income from continuing operations to Operating EBITDA for the periods indicated:

	Three Months Ended
	March 31,
	2008	2007
	(in thousands)
Net income from continuing operations	€2,869	€1,093
Minority interest	(3,183)	(1,048)
Income taxes	828	3,801
Interest expense	16,620	20,068
Investment income	(310)	(1,611)
Unrealized foreign exchange gain on debt	(6,031)	(1,254)
Derivative financial instruments, net	7,850	(6,572)

Operating income from continuing operations	18,643	14,477
Add: Depreciation and amortization	14,192	13,792

Operating EBITDA	€32,835	€28,269

Liquidity and Capital Resources
The following table is a summary of selected financial information for the periods indicated:

	As at	As at
	March 31,	December 31,
	2008	2007
	(in thousands)
Financial Position
Cash and cash equivalents	€69,735	€84,848
Working capital	158,532	168,743
Property, plant and equipment	903,402	933,258
Total assets	1,232,054	1,283,517
Long-term liabilities	852,742	885,339
Shareholders’ equity	269,501	276,662
As at March 31, 2008 and December 31, 2007, our cash and cash equivalents were €69.7 million and €84.8 million, respectively. We also had €33.0 million of restricted cash in a debt service account related to the financing for the Stendal mill at the end of the first quarter of 2008 and December 31, 2007. As at March 31, 2008, we had not drawn any amount under the €40.0 million Rosenthal revolving term credit facility and had drawn approximately €15.2 million under the C$40.0 million Celgar revolving credit facility.
We expect to meet our interest and debt service obligations and the working and maintenance capital requirements for our operations from cash flow from operations, cash on hand and the two revolving working capital facilities for the Rosenthal and Celgar mills.
FORM 10-Q
QUARTERLY REPORT — PAGE 21

We currently expect to meet the capital requirements for the Stendal mill, including working capital, interest and principal service expenses through cash on hand, cash flow from operations and the Stendal Loan Facility (“Stendal Facility”). Pursuant to the Stendal Facility, Stendal established a restricted cash debt service reserve account, the target balance of which is the scheduled interest and principal payments for the ensuing year. Under the Stendal Facility, Stendal is currently restricted from making certain payments, including paying dividends to us and its other shareholder as it does not meet prescribed financial performance ratios and the debt service reserve account balance requirements.
Operating Activities
Operating activities in the first three months of 2008 provided cash of €3.6 million, compared to using cash of €17.6 million in the comparative period of 2007. An increase in receivables used cash of €3.8 million in the first three months of 2008, compared to an increase in receivables using cash of €21.7 million in the comparative period of 2007.
During the first quarter of 2008, our raw material inventories were brought down to €29.0 million from €38.0 million at the end of 2007, as we drew down the large seasonal build up of fiber supply at our German mills following enhanced purchases of storm damaged wood in 2007. In the three months ended March 31, 2008, finished goods inventories were slightly higher than in the comparative period in 2007, primarily as a result of higher pulp inventories at our Celgar mill caused by shipment backlogs at the Port of Vancouver.
Working capital is subject to cyclical operating needs, such as the timing of collections and sales and the payment of payables.
Investing Activities
Investing activities in the three months ended March 31, 2008 used cash of €2.0 million, primarily due to the purchase of equipment at our mills. In the three months ended March 31, 2007 investing activities provided cash of €6.4 million primarily due to a drawdown of funds from our debt service reserve account under the Stendal Facility to repay principal.
Capital expenditures used cash of €3.0 million and €6.0 million in the first three months of 2008 and 2007, respectively.
As part of our continued focus on energy production and sales, we have commenced a new energy project at our Celgar mill to increase its production of “green energy” and optimize its power generation capacity. It is designed to be a high return capital project with an estimated cost of approximately €35.0 million. This project will take about two years to complete and includes the installation of a second turbo generator with a design capacity of 48 MW and upgrades to the bark boiler and steam facilities. Upon completion, the project is expected to provide the mill with between approximately 25 to 30 megawatts of incremental power that should be available for sale on a continuous basis. We have ordered the generator, which has a delivery lead time of approximately 18 months and costs approximately €7.0 million.
Financing Activities
Financing activities used cash of €17.5 million in the three months ended March 31, 2008, of which €16.9 million was used for scheduled repayments of indebtedness under the Stendal
FORM 10-Q
QUARTERLY REPORT — PAGE 22

Facility in the first three months of 2008. In the comparative period in 2007, financing activities used cash of €14.1 million primarily due to scheduled repayments of a portion of the Stendal Facility in the first quarter of 2007.
Other than the agreement for the purchase of a new turbo generator relating to the energy project at our Celgar mill which we entered into in April 2008, we have no material commitments to acquire assets or operating businesses. We anticipate that there will be acquisitions of businesses or commitments to projects in the future. To achieve our long-term goals of expanding our asset and earnings base through the acquisition of interests in companies and assets in the pulp and paper and related businesses, and organically through high return capital expenditures at our operating facilities, we will require substantial capital resources. The required necessary resources for such long-term goals will be generated from cash flow from operations, cash on hand, the sale of securities and/or assets, and borrowing against our assets.
Contractual Obligations and Commitments
There were no material changes outside the ordinary course to any of our contractual obligations during the first three months of 2008.
Capital Resources
In addition to our current revolving credit facilities for the Rosenthal and Celgar mills, we may seek to raise future funding in the debt markets if our indenture relating to our 9.25% senior notes permits, subject to compliance with the indenture. The indenture governing the senior notes provides that, in order for Mercer Inc. and its restricted subsidiaries (as defined in the indenture and which excludes the Stendal mill) to enter into certain types of transactions, including the incurrence of additional indebtedness, the making of restricted payments and the completion of mergers and consolidations (other than, in each case, those specifically permitted by our senior note indenture), we must meet a minimum ratio of Indenture EBITDA to Fixed Charges as defined in the senior note indenture of 2.0 to 1.0 on a pro forma basis for the most recently ended four full fiscal quarters.
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
In the three months ended March 31, 2008, accumulated other comprehensive income decreased by €10.1 million which was primarily due to the foreign exchange translation.
Based upon the exchange rate at March 31, 2008, the U.S. dollar has decreased by approximately 13% in value against the Euro since March 31, 2007. See “Quantitative and Qualitative Disclosures about Market Risk”.
FORM 10-Q
QUARTERLY REPORT — PAGE 23

Results of Operations of the Restricted Group Under Our Senior Note Indenture
The indenture governing our 9.25% senior notes requires that we also provide a discussion in annual and quarterly reports we file with the SEC under Management’s Discussion and Analysis of Financial Condition and Results of Operations of the results of operations and financial condition of Mercer Inc. and our restricted subsidiaries under the indenture, referred to as the “Restricted Group”. The Restricted Group is comprised of Mercer Inc., certain holding subsidiaries, and our Rosenthal and Celgar mills. The Restricted Group excludes our Stendal mill.
The following is a discussion of the results of operations and financial condition of the Restricted Group. For further information regarding the Restricted Group including, without limitation, a reconciliation to our consolidated results of operations, see Note 8 of our quarterly interim consolidated financial statements included herein.
Restricted Group Results — Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007
Revenues for the Restricted Group for the three months ended March 31, 2008 increased marginally to €101.1 million from €99.9 million in the comparative period of 2007, as higher pulp prices were partially offset by a 13% weaker U.S. dollar versus the Euro.
List prices for NBSK pulp in Europe were approximately €586 ($880) per ADMT in the first quarter of 2008, approximately €587 ($850) per ADMT in the fourth quarter of 2007 and approximately €578 ($757) in the first quarter of 2007. Increases in U.S. dollar list prices were largely offset by the weakening of the U.S. dollar versus the Euro.
Pulp sales volume increased to 198,670 ADMTs in the first quarter of 2008 from 191,255 ADMTs in the comparative quarter of 2007.
Pulp inventories at our Celgar mill were approximately 50% higher in the current quarter from the comparative quarter of 2007 as a result of shipment backlogs at the Port of Vancouver which have delayed shipments to China. We currently expect such inventories to return to normalized levels over the next two quarters.
Average pulp sales realizations for the Restricted Group were €509 per ADMT in the three months ended March 31, 2008, compared to €521 per ADMT in the comparative period of 2007, as higher prices were largely offset by the weakening of the U.S. dollar versus the Euro and the Canadian dollar.
Pulp production for the Restricted Group increased to 205,818 ADMTs in the current quarter from 201,993 ADMTs in the same quarter last year as our Celgar and Rosenthal mills generally performed well and Rosenthal achieved its highest first quarter production ever. In the second quarter of 2008, we have a total of 11 days scheduled maintenance downtime planned at our Rosenthal and Celgar mills.
Operating costs and selling, general, administrative and other expenses for the Restricted Group in the first quarter of 2008 increased marginally to €88.8 million from €87.9 million in the comparative quarter of 2007, as higher sales were partially offset by lower fiber costs.
FORM 10-Q
QUARTERLY REPORT — PAGE 24

On average, fiber costs of the Restricted Group decreased by approximately 6% in the first quarter of 2008 versus the same period of 2007. Our fiber costs for our Rosenthal mill were lower in the quarter because of increased availability resulting from damage to forests caused by storms in Germany and Austria in the quarter and lower fiber demand caused by production curtailments in the European board industry. Fiber costs at our Celgar mill were also lower in the current quarter from the prior period of 2007 because of various initiatives to increase fiber supply including incremental whole log chipping and woodroom optimization. However, the deterioration of the housing and lumber markets in North America has sharply reduced sawmilling activity and residual chip supply in western Canada. This is expected to put slight upward pressure on the fiber costs for our Celgar mill during the balance of 2008.
In the current quarter, we had no sales of emission allowances, compared to €0.3 million in the first quarter of 2007. In the current quarter, sales of surplus energy were largely unchanged from the same period in 2007.
Operating depreciation and amortization for the Restricted Group increased marginally to €7.4 million in the current period from €6.7 million in the comparative period of 2007.
In the first quarter of 2008, the Restricted Group’s operating income increased marginally to €12.3 million from €12.0 million in the first three months of 2007, primarily due to higher pulp prices and sales volumes.
Interest expense for the Restricted Group in the first quarter of 2008 decreased to €6.7 million from €7.5 million in the same period last year.
In the current period of 2008, the Restricted Group recorded an unrealized gain on our foreign currency denominated debt of €6.6 million, compared to a gain of €1.3 million in the comparative period of 2007.
The Restricted Group reported net income from continuing operations for the first quarter of 2008 of €11.8 million, which included an unrealized foreign exchange gain on our long term debt of €6.6 million. In the first quarter of 2007, net income from continuing operations for the Restricted Group was €4.4 million.
Operating EBITDA for the Restricted Group increased by approximately 5% to €19.8 million in the first quarter of 2008 from €18.8 million in the comparative period of 2007.
Operating EBITDA is defined as operating income (loss) from continuing operations plus depreciation and amortization and non-recurring capital asset impairment charges. Operating EBITDA has significant limitations as an analytical tool, and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. See the discussion of our results for the three months ended March 31, 2008 for additional information relating to such limitations and Operating EBITDA.
FORM 10-Q
QUARTERLY REPORT — PAGE 25

The following table provides a reconciliation of net income from continuing operations to Operating EBITDA for the Restricted Group for the periods indicated:

	Three Months Ended
	March 31,
	2008	2007
	(in thousands)
Restricted Group
Net income from continuing operations(1)	€11,778	€4,399
Income taxes	2,154	2,738
Interest expense	6,712	7,458
Investment income	(1,736)	(1,305)
Unrealized foreign exchange gain on debt	(6,627)	(1,254)

Operating income from continuing operations	12,281	12,036
Add: Depreciation and amortization	7,492	6,749

Operating EBITDA(1)	€19,773	€18,785

(1)	See Note 8 of the interim consolidated financial statements included elsewhere herein for a reconciliation to our consolidated results.
Liquidity and Capital Resources of the Restricted Group
The following table is a summary of selected financial information for the Restricted Group for the periods indicated:

	As at	As at
	March 31,	December 31,
	2008	2007
	(in thousands)
Restricted Group Financial Position(1)
Cash and cash equivalents	€53,371	€59,371
Working capital	126,205	120,486
Property, plant and equipment	359,497	385,569
Total assets	606,201	627,854
Long-term liabilities	282,744	305,158
Shareholders’ equity	280,532	278,582

(1)	See Note 8 of the interim consolidated financial statements included elsewhere herein for a reconciliation to our consolidated results.
At March 31, 2008, the Restricted Group had cash and cash equivalents of €53.4 million, compared to €59.4 million at December 31, 2007. At March 31, 2008, the Restricted Group had working capital of €126.2 million.
As at March 31, 2008, we had not drawn any amount under the Rosenthal revolving term credit facility and had drawn approximately €15.2 million under the C$40 million Celgar revolving credit facility.
We expect the Restricted Group to meet its interest and debt service obligations and meet the working and maintenance capital requirements for its operations with cash flow from operations, cash on hand and the revolving working capital loan facilities for the Rosenthal and Celgar mills.
We have commenced a new energy project at our Celgar mill to increase its production of “green energy” and optimize its power generation capacity. Estimated to cost approximately €35.0 million and to take about two years to complete, the project includes the installation of a second turbo generator. We have ordered the generator, which has a delivery lead time of approximately 18 months and costs approximately €7.0 million.
FORM 10-Q
QUARTERLY REPORT — PAGE 26

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
For information about both our significant and critical accounting policies, see our annual report on Form 10-K for the fiscal year ended December 31, 2007.
New Accounting Standards
See Note 1 to the Company’s interim consolidated financial statements included in Item 1.
Cautionary Statement Regarding Forward-Looking Information
The statements in this report that are not reported financial results or other historical information are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. These statements appear in a number of different places in this report and can be identified by words such as “estimates”, “projects”, “expects”, “intends”, “believes”, “plans”, or their negatives or other comparable words. Also look for discussions of strategy that involve risks and uncertainties. Forward-looking statements include statements regarding the outlook for our future operations, forecasts of future costs and expenditures, the evaluation of market conditions, the outcome of legal proceedings, the adequacy of reserves, or other business plans. You are cautioned that any such forward-looking statements are not guarantees and may involve risks and uncertainties. Our actual results may differ materially from those in the forward-looking statements due to risks facing us or due to actual facts differing from the assumptions underlying our estimates. Some of these risks and assumptions include those set forth in reports and other documents we have filed with or furnished to the SEC, including in our annual report on Form 10-K for the fiscal year ended December 31, 2007. We advise you that these cautionary remarks expressly qualify in their entirety all forward-looking statements attributable to us or persons acting on our behalf. Unless required by law, we do not assume any obligation to update forward-looking statements based on unanticipated events or changed expectations. However, you should carefully review the reports and other documents we file from time to time with the SEC.
Cyclical Nature of Business
Revenues
The pulp business is cyclical in nature and markets for our principal products are characterized by periods of supply and demand imbalance, which in turn affects product prices. Pulp markets
FORM 10-Q
QUARTERLY REPORT — PAGE 27

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
Demand for pulp has historically been determined by the level of economic growth and has been closely tied to overall business activity. Although pulp prices have improved commencing in the latter part of 2005 and through the first quarter of 2008, we cannot predict the impact of future economic weakness in certain world markets or the impact of war, terrorist activity or other events on our markets.
Prices for pulp are driven by many factors outside our control, and we have little influence over the timing and extent of price changes, which are often volatile. Because market conditions beyond our control determine the price for pulp, such price for pulp may fall below our cash production costs, requiring us to either incur short-term losses on product sales or cease production at one or more of our manufacturing facilities. Therefore, our profitability depends on managing our cost structure, particularly raw materials which represent a significant component of our operating costs and can fluctuate based upon factors beyond our control. If the prices of our products decline, or if raw materials increase, or both, demand for our products may decline and our sales and profitability could be materially adversely affected.
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
QUARTERLY REPORT — PAGE 28

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks from changes in interest rates and foreign currency exchange rates, particularly the exchange rate between the U.S. dollar and the Euro and to a lesser extent the Canadian dollar, which may affect our results of operations and financial condition and, consequently, our fair value. We seek to manage these risks through internal risk management policies, as well as the use of derivatives. We use derivatives to reduce or limit our exposure to interest rate and currency risks. We may in the future use derivatives to reduce or limit our exposure to fluctuations in pulp prices. We also use derivatives to reduce our potential losses or to augment our potential gains, depending on our management’s perception of future economic events and developments. These types of derivatives are generally highly speculative in nature. They are also very volatile as they are highly leveraged given that margin requirements are relatively low in proportion to notional amounts.
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
During the first three months of 2008, we recorded an unrealized €7.9 million loss before minority interests upon the marked to market valuation of Stendal’s outstanding interest rate derivatives compared to a net unrealized gain of €6.6 million in the comparative period of 2007.
FORM 10-Q
QUARTERLY REPORT — PAGE 29

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
FORM 10-Q
QUARTERLY REPORT — PAGE 30

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We are subject to routine litigation incidental to our business, including those described in our latest annual report on Form 10-K for the fiscal year ended December 31, 2007. We do not believe that the outcome of such litigation will have a material adverse effect on our business or financial condition.
ITEM 1A. RISK FACTORS
The new energy project we have commenced at our Celgar mill to increase its production of “green energy” and optimize its power generation capacity is subject to customary risks and uncertainties inherent for large capital projects which could result in the energy project not completing on schedule or as budgeted. Delays to Celgar receiving any operating permits or any required amendments to such permits could result in construction delays, operational deficiencies or funding shortfalls. Furthermore, the Celgar mill could experience operating difficulties or delays during the start-up period when production of “green energy” is being ramped up. The Celgar mill may not achieve our planned power generation or cost projections.
Other than any inherent risks associated with the Celgar energy project, there have been no material changes to the factors disclosed in Item 1A. Risk Factors in our latest annual report on Form 10-K for the fiscal year ended December 31, 2007.
ITEM 6. EXHIBITS

Exhibit
No.	Description
10.1	Employment Agreement (Leonhard Nossol)

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1*	Section 906 Certification of Chief Executive Officer

32.2*	Section 906 Certification of Chief Financial Officer

*	In accordance with Release 33-8212 of the Commission, these Certifications: (i) are “furnished” to the Commission and are not “filed” for the purposes of liability under the Securities Exchange Act of 1934, as amended; and (ii) are not to be subject to automatic incorporation by reference into any of the Company’s registration statements filed under the Securities Act of 1933, as amended for the purposes of liability thereunder or any offering memorandum, unless the Company specifically incorporates them by reference therein.
FORM 10-Q
QUARTERLY REPORT — PAGE 31

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERCER INTERNATIONAL INC.
By:	/s/ David M. Gandossi
David M. Gandossi
Secretary and Chief Financial Officer

Date: May 6, 2008
FORM 10-Q
QUARTERLY REPORT — PAGE 32