Form 10-Q
period 2008-06-30
MERCER INTERNATIONAL INC.
filed 2008-07-31
CIK 1333274

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     YES ☐     NO ☑
The Registrant had 36,422,487 shares of common stock outstanding as at July 30, 2008.

FORM 10-Q
QUARTERLY REPORT — PAGE 1

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
MERCER INTERNATIONAL INC.
INTERIM CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2008
(Unaudited)
FORM 10-Q
QUARTERLY REPORT — PAGE 2

MERCER INTERNATIONAL INC.
INTERIM CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands of Euros)

	June 30,	December 31,
	2008	2007
ASSETS
Current assets
Cash and cash equivalents	€83,295	€84,848
Receivables	98,181	89,890
Note receivable, current portion	557	5,896
Inventories (Note 4)	106,360	103,610
Prepaid expenses and other	6,485	6,015

Total current assets	294,878	290,259

Long-term assets
Cash, restricted	33,000	33,000
Property, plant and equipment	897,377	933,258
Investments	778	96
Deferred note issuance and other costs	4,640	5,303
Deferred income tax	12,202	17,624
Note receivable, less current portion	3,406	3,977

	951,403	993,258

Total assets	€1,246,281	€1,283,517

LIABILITIES
Current liabilities
Accounts payable and accrued expenses	€89,914	€87,000
Pension and other post-retirement benefit obligations, current portion	438	493
Debt, current portion	35,042	34,023

Total current liabilities	125,394	121,516

Long-term liabilities
Debt, less current portion	786,988	815,832
Unrealized interest rate derivative losses	9,155	21,885
Pension and other post-retirement benefit obligations (Note 6)	17,450	19,983
Capital leases and other	11,534	8,999
Deferred income tax	22,361	18,640

	847,488	885,339

Total liabilities	972,882	1,006,855

SHAREHOLDERS’ EQUITY
Share capital (Note 7)	203,600	202,844
Additional paid-in capital	445	134
Retained earnings	41,159	37,419
Accumulated other comprehensive income	28,195	36,265

Total shareholders’ equity	273,399	276,662

Total liabilities and shareholders’ equity	€1,246,281	€1,283,517

The accompanying notes are an integral part of these interim consolidated financial statements.
FORM 10-Q
QUARTERLY REPORT — PAGE 3

MERCER INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands of Euros, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenues	€170,585	€176,603	€349,686	€346,134

Costs and expenses
Operating costs	142,902	143,658	282,343	278,302
Operating depreciation and amortization	13,514	13,990	27,635	27,719

	14,169	18,995	39,708	40,113
Selling, general and administrative expenses	7,953	8,051	14,849	15,459
(Sale) purchase of emission allowances	—	(39)	—	(766)

Operating income from continuing operations	6,216	10,943	24,859	25,420

Other income (expense)
Interest expense	(16,013)	(17,641)	(32,633)	(37,709)
Investment income	1,421	1,584	1,731	3,195
Foreign exchange gain on debt	238	1,349	6,269	2,603
Realized gain on derivative instruments (Note 5)	—	—	—	6,820
Unrealized gain on derivative instruments (Note 5)	20,580	18,100	12,730	17,852

Total other income (expense)	6,226	3,392	(11,903)	(7,239)

Income before income taxes and minority interest from continuing operations	12,442	14,335	12,956	18,181
Income tax benefit (provision) – current	(213)	(384)	163	(733)
– deferred	(7,922)	(9,520)	(9,126)	(12,972)

Income before minority interest from continuing operations	4,307	4,431	3,993	4,476
Minority interest	(3,436)	(1,091)	(253)	(43)

Net income from continuing operations	871	3,340	3,740	4,433
Net loss from discontinued operations	—	(181)	—	(188)

Net income	871	3,159	3,740	4,245

Retained earnings, beginning of period	40,288	16,326	37,419	15,240

Retained earnings, end of period	€41,159	€19,485	€41,159	€19,485

Net income from continuing operations per share (Note 3):
Basic and diluted	€0.02	€0.09	€0.10	€0.12

Net income per share:
Basic and diluted	€0.02	€0.09	€0.10	€0.12

The accompanying notes are an integral part of these interim consolidated financial statements.
FORM 10-Q
QUARTERLY REPORT — PAGE 4

MERCER INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)
(In thousands of Euros)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net income	€871	€3,159	€3,740	€4,245

Other comprehensive income:
Foreign currency translation adjustment	2,056	16,350	(8,048)	18,254
Unrealized (losses) gains on securities arising during the period	3	85	(22)	87

Other comprehensive (loss) income	2,059	16,435	(8,070)	18,341

Total comprehensive (loss) income	€2,930	€19,594	€(4,330)	€22,586

The accompanying notes are an integral part of these interim consolidated financial statements.
FORM 10-Q
QUARTERLY REPORT — PAGE 5

MERCER INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands of Euros)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Cash flows from (used in) operating activities:
Net income	€871	€3,159	€3,740	€4,245
Adjustments to reconcile net income to cash flows from operating activities
Unrealized gains on derivatives	(20,580)	(18,100)	(12,730)	(17,852)
Unrealized foreign exchange gain on debt	(238)	(1,349)	(6,269)	(2,603)
Loss (gain) on sale of assets	64	69	(958)	(23)
Operating depreciation and amortization	13,514	13,990	27,635	27,719
Non-operating amortization	70	65	141	128
Minority interest	3,436	1,091	253	43
Deferred income taxes	7,922	9,520	9,126	12,972
Stock compensation expense	207	(37)	355	196
Pension and other post-retirement expense	491	506	1,006	955
Pension and other post-retirement benefit funding	(676)	(443)	(1,125)	(833)
Other	(427)	646	(486)	947
Changes in current assets and liabilities
Receivables	(6,845)	(4,989)	(10,678)	(26,721)
Inventories	(8,389)	(9,720)	(7,683)	(29,670)
Accounts payable and accrued expenses	17,181	8,958	5,801	15,129
Other	(796)	147	1,301	1,280

Net cash from (used in) operating activities	5,805	3,513	9,429	(14,088)

Cash flows from (used in) investing activities:
Purchase of property, plant and equipment	(4,859)	(4,512)	(7,861)	(10,537)
Proceeds on sale of property, plant and equipment	653	417	1,613	527
Cash restricted	—	—	—	12,000
Notes receivable	5,303	4,463	5,303	4,731

Net cash from (used in) investing activities	1,097	368	(945)	6,721

Cash flows from (used in) financing activities:
Repayment of notes payable and debt	—	(1,232)	(16,891)	(13,453)
Repayment of capital lease obligations	(194)	(1,392)	(832)	(2,576)
Decrease in construction costs payable	—	907	—	—
Proceeds from borrowings of notes payable and debt	8,431	—	8,431	—
Issuance of common shares	—	59	—	305

Net cash from (used in) financing activities	8,237	(1,658)	(9,292)	(15,724)

Effect of exchange rate changes on cash and cash equivalents	(1,579)	1,206	(745)	2,171

Net decrease in cash and cash equivalents	13,560	3,429	(1,553)	(20,920)
Cash and cash equivalents, beginning of period(1)	69,735	45,455	84,848	69,804

Cash and cash equivalents, end of period(2)	€83,295	€48,884	€83,295	€48,884

(1)	Includes amounts related to discontinued operations of: 2008 — € nil (2007 — € 437)

(2)	Includes amounts related to discontinued operations of: 2008 — € nil (2007 — € 582)
The accompanying notes are an integral part of these interim consolidated financial statements.
FORM 10-Q
QUARTERLY REPORT — PAGE 6

MERCER INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited)
(In thousands of Euros)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Supplemental disclosure of cash flow information:
Cash paid (received) during the period for:
Interest	€4,280	€7,230	€30,766	€17,624
Income taxes	(332)	—	(318)	615
Supplemental schedule of non-cash investing and financing activities:
Acquisition of production and other equipment under capital lease obligations	€977	€196	€3,699	€2,215
Common shares issued in satisfaction of floating rate note	—	—	—	6,728
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
The Company has three operating pulp mills that are aggregated into one reportable business segment, market pulp. Accordingly the results presented are those of the reportable business segment.
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
Note 1. Basis of Presentation (cont’d)
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
In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, The Hierarchy of Generally Accepted Accounting Principles (“FAS 162”). FAS 162 defines the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles in the United States. The provisions of FAS 162 are effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendment to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company is in the process of determining the impact, if any, the adoption of FAS 162 will have on its financial statements and disclosures.
In May 2008, the FASB issued FASB Staff Position APB 14-1 Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Settlement) (“FSP 14-1”). FSP 14-1 states that convertible debt instruments that are within its scope are required to be separated into both a debt component and an equity component. In addition, any debt discount is to be accreted to interest expense over the expected life of the debt. The provisions of FSP 14-1 are effective for financial statements issued for fiscal years beginning after December 15, 2008, and implementation is generally required to be retrospective. Early adoption is not permitted. The Company is in the process of determining the impact, if any, the adoption of FSP 14-1 will have on its financial statements and disclosures.
FORM 10-Q
QUARTERLY REPORT — PAGE 9

MERCER INTERNATIONAL INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands of Euros, except per share data)
Note 2. Stock-Based Compensation
The Company has a non-qualified stock option plan which provides for options to be granted to officers and employees to acquire a maximum of 3,600,000 common shares including options for 130,000 shares to directors who are not officers or employees. During 2004, the Company adopted a stock incentive plan which provides for options, stock appreciation rights and restricted shares to be awarded to employees and outside directors to a maximum of 1,000,000 common shares. During the first quarter of 2008, the Company implemented a new form of stock-based compensation called performance stock under its existing 2004 stock incentive plan.
Stock Options
Following is a summary of the status of options outstanding at June 30, 2008:

Outstanding Options				Exercisable Options
		Weighted
		Average	Weighted		Weighted
Exercise		Remaining	Average		Average
Price Range	Number	Contractual Life	Exercise price	Number	Exercise Price
0(In U.S. Dollars)		(Years)	(In U.S. Dollars)		(In U.S. Dollars)
$5.65 - 6.375	830,000	2.00	$6.29	830,000	$6.29
7.30	30,000	7.00	7.30	30,000	7.30
7.92	68,334	7.25	7.92	68,334	7.92
During the three and six month periods ended June 30, 2008, no options were exercised, cancelled or expired.
During the six month period ended June 30, 2007, 30,000 options were exercised at an exercise price of $6.375 and 26,666 options were exercised at an exercise price of $7.92 for cash proceeds of $402,435. 5,000 options were cancelled during the period. The average intrinsic value of the options exercised was $4.58 per option.
FORM 10-Q
QUARTERLY REPORT — PAGE 10

MERCER INTERNATIONAL INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands of Euros, except per share data)
Note 2. Stock-Based Compensation (continued)
Restricted Stock
The fair value of restricted stock is determined based upon the number of shares granted and the quoted price of the Company’s stock on the date of grant. Restricted stock generally vests over two years. Expense is recognized on a straight-line basis over the vesting period. Expense recognized for the three and six months ended June 30, 2008 was €52 and €101, respectively (2007 — €68 and €143).
As at June 30, 2008, the total remaining unrecognized compensation cost related to restricted stock amounted to approximately €114, which will be amortized over their remaining vesting period.
During the three and six month periods ended June 30, 2008, 21,000 (2007 – nil) restricted stock awards were granted to independent directors and officers of the Company and nil restricted stock awards were cancelled.
As at June 30, 2008, the total number of restricted stock awards outstanding was 232,685.
Performance Stock
Grants of performance stock comprise rights to receive stock at a future date that are contingent on the Company and the grantee achieving certain performance objectives.  During the six months ended June 30, 2008, potential stock based performance awards totaled 570,615 shares, which vest on December 31, 2010.   Expense recognized for the three and six month periods ended June 30, 2008, was €155 and €254, respectively (2007 – nil and nil).
As at June 30, 2008, the total remaining unrecognized compensation cost associated with the performance stock totaled approximately €1,693, which will be amortized over their remaining vesting period.
FORM 10-Q
QUARTERLY REPORT — PAGE 11

MERCER INTERNATIONAL INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands of Euros, except per share data)
Note 3. Income Per Share

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net income from continuing operations – basic and diluted	€871	€3,340	€3,740	€4,433

Net income from continuing operations per share:
Basic and diluted	€0.02	€0.09	€0.10	€0.12

Net income from continuing operations	€871	€3,340	€3,740	€4,433
Net loss from discontinued operations	—	(181)	—	(188)

Net income – basic and diluted	€871	€3,159	€3,740	€4,245

Net income per share:
Basic and diluted	€0.02	€0.09	€0.10	€0.12

Weighted average number of common shares outstanding:
Basic	36,405,641	36,256,472	36,371,569	35,873,800
Effect of dilutive instruments:
Stock options and awards	131,817	437,715	141,689	465,146

Diluted	36,537,458	36,694,187	36,513,258	36,338,946

The calculation of diluted income per share does not include the exercise of instruments that would have an anti-dilutive effect on earnings per share.
Convertible notes excluded from the calculation of diluted income per share for the three and six month periods ended June 30, 2008 because they are anti-dilutive represented 8,678,065 (2007 - 9,428,022). Performance rights excluded from the calculation of diluted income per share for both the three and six month periods ended June 30, 2008 because they are anti-dilutive represented 285,297 (2007 – nil).
FORM 10-Q
QUARTERLY REPORT — PAGE 12

MERCER INTERNATIONAL INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands of Euros, except per share data)
Note 4. Inventories

	June 30, 2008	December 31, 2007
Raw materials	€30,813	€38,045
Finished goods	52,164	43,127
Work in process and other	23,383	22,438

	€106,360	€103,610

Note 5. Derivatives Transactions

	Three Months Ended June 30,
	2008	2007
Realized net gain on foreign exchange derivatives	€—	€—

Unrealized net gain on interest rate derivatives	€20,580	€18,100
Unrealized net loss on foreign exchange derivatives	—	—

Unrealized net gain on derivative financial instruments	€20,580	€18,100

	Six Months Ended June 30,
	2008	2007
Realized net gain on foreign exchange derivatives	€—	€6,820

Unrealized net gain on interest rate derivatives	€12,730	€23,786
Unrealized net loss on foreign exchange derivatives	—	(5,934)

Unrealized net gain on derivative financial instruments	€12,730	€17,852

FORM 10-Q
QUARTERLY REPORT — PAGE 13

MERCER INTERNATIONAL INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands of Euros, except per share data)
Note 6. Pension and Other Post-Retirement Benefit Obligations
Included in pension and other post-retirement benefit obligations are amounts related to the Company’s Celgar and German pulp mills.
The largest component of this obligation is with respect to the Celgar mill which maintains defined benefit pension and post-retirement benefit plans for certain employees. Pension benefits are based on employees’ earnings and years of service. The pension plans are funded by contributions from the Company based on actuarial estimates and statutory requirements. Pension contributions for the three and six month periods ended June 30, 2008 totaled €383 and €831, respectively (2007 — €443 and €833).
The Company anticipates based on actuarial estimates that it will make contributions to the pension plan of approximately €1,195 (C$1.8 million) in 2008.

	Three Months Ended June 30,
	2008		2007
		Post-		Post-
	Pension	Retirement	Pension	Retirement
	Benefits	Benefits	Benefits	Benefits
Service cost	€195	€124	€209	€117
Interest cost	335	198	339	184
Expected return on plan assets	(381)	—	(415)	—
Recognized net loss	—	20	—	16

Net periodic benefit cost	€149	€342	€133	€317

	Six Months Ended June 30,
	2008		2007
		Post-		Post-
	Pension	Retirement	Pension	Retirement
	Benefits	Benefits	Benefits	Benefits
Service cost	€399	€254	€410	€230
Interest cost	686	405	666	362
Expected return on plan assets	(780)	—	(815)	—
Recognized net loss	—	42	—	31

Net periodic benefit cost	€305	€701	€261	€623

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
Issued and Outstanding
Common shares – 36,422,487 (2007 – 36,264,027)
FORM 10-Q
QUARTERLY REPORT — PAGE 15

MERCER INTERNATIONAL INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands of Euros, except per share data)
Note 8. Restricted Group Supplemental Disclosure
The terms of the indenture governing our 9.25% senior unsecured notes require that we provide the results of operations and financial condition of Mercer International Inc. and our restricted subsidiaries under the indenture, collectively referred to as the “Restricted Group”. As at and during the three and six months ended June 30, 2008 and 2007, the Restricted Group was comprised of Mercer International Inc., certain holding subsidiaries and our Rosenthal and Celgar mills. The Restricted Group excludes the Stendal mill.
Combined Condensed Balance Sheet

	June 30, 2008
	Restricted	Unrestricted		Consolidated
	Group	Subsidiaries	Eliminations	Group
ASSETS
Current
Cash and cash equivalents	€70,151	€13,144	€—	€83,295
Receivables	47,978	50,203	—	98,181
Note receivable, current portion	557	—	—	557
Inventories	64,451	41,909	—	106,360
Prepaid expenses and other	4,612	1,873	—	6,485

Total current assets	187,749	107,129	—	294,878
Cash, restricted	—	33,000	—	33,000
Property, plant and equipment	358,250	539,127	—	897,377
Other	5,414	4	—	5,418
Deferred income tax	9,122	3,080	—	12,202
Due from unrestricted group	53,993	—	(53,993)	—
Note receivable, less current portion	3,406	—	—	3,406

Total assets	€617,934	€682,340	€(53,993)	€1,246,281

LIABILITIES
Current
Accounts payable and accrued expenses	€49,922	€39,992	€—	€89,914
Pension and other post-retirement benefit obligations, current portion	438	—	—	438
Debt, current portion	—	35,042	—	35,042

Total current liabilities	50,360	75,034	—	125,394
Debt, less current portion	261,376	525,612	—	786,988
Due to restricted group	—	53,993	(53,993)	—
Unrealized derivative loss	—	9,155	—	9,155
Pension and other post-retirement benefit obligations	17,450	—	—	17,450
Capital leases and other	7,063	4,471	—	11,534
Deferred income tax	6,374	15,987	—	22,361

Total liabilities	342,623	684,252	(53,993)	972,882

SHAREHOLDERS’ EQUITY
Total shareholders’ equity (deficit)	275,311	(1,912)	—	273,399

Total liabilities and shareholders’ equity	€617,934	€682,340	€(53,993)	€1,246,281

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
QUARTERLY REPORT — PAGE 17

MERCER INTERNATIONAL INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands of Euros, except per share data)
Note 8. Restricted Group Supplemental Disclosure (continued)
Combined Condensed Statements of Operations

	Three Months Ended June 30, 2008
	Restricted	Unrestricted		Consolidated
	Group	Subsidiaries	Eliminations	Group
Revenues	€97,694	€72,891	€—	€170,585

Operating costs	87,938	54,964	—	142,902
Operating depreciation and amortization	6,774	6,740	—	13,514
Selling, general and administrative expenses	4,865	3,088	—	7,953
(Sale) purchase of emission allowances	—	—	—	—

	99,577	64,792	—	164,369

Operating income (loss) from continuing operations	(1,883)	8,099	—	6,216

Other income (expense)
Interest expense	(4,440)	(10,614)	(959)	(16,013)
Investment income (expense)	(373)	835	959	1,421
Foreign exchange gain (loss) on debt	(248)	486	—	238
Derivative financial instruments	—	20,580	—	20,580

Total other income (expense)	(5,061)	11,287	—	6,226

Income (loss) before income taxes and minority interest from continuing operations	(6,944)	19,386	—	12,442
Income tax provision	(1,303)	(6,832)	—	(8,135)

Income (loss) before minority interest from continuing operations	(8,247)	12,554	—	4,307
Minority interest	—	(3,436)	—	(3,436)

Net income (loss)	€(8,247)	€9,118	€—	€871

	Three Months Ended June 30, 2007
	Restricted	Unrestricted		Consolidated
	Group	Subsidiary	Eliminations	Group
Revenues	€104,307	€72,296	€—	€176,603

Operating costs	86,893	56,765	—	143,658
Operating depreciation and amortization	6,975	7,015	—	13,990
Selling, general and administrative expenses	4,642	3,409	—	8,051
(Sale) purchase of emission allowances	(4)	(35)	—	(39)

	98,506	67,154	—	165,660

Operating income from continuing operations	5,801	5,142	—	10,943

Other income (expense)
Interest expense	(6,961)	(11,606)	926	(17,641)
Investment income	1,136	1,374	(926)	1,584
Foreign exchange gain on debt	1,009	340	—	1,349
Derivative financial instruments, net	—	18,100	—	18,100

Total other income (expense)	(4,816)	8,208	—	3,392

Income before income taxes and minority interest from continuing operations	985	13,350	—	14,335
Income tax provision	(1,612)	(8,292)	—	(9,904)

Income (loss) before minority interest from continuing operations	(627)	5,058	—	4,431
Minority interest	—	(1,091)	—	(1,091)

Net income (loss) from continuing operations	(627)	3,967	—	3,340
Net loss from discontinued operations	(181)	—	—	(181)

Net income (loss)	€(808)	€3,967	€—	€3,159

FORM 10-Q
QUARTERLY REPORT — PAGE 18

MERCER INTERNATIONAL INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands of Euros, except per share data)
Note 8. Restricted Group Supplemental Disclosure (continued)
Combined Condensed Statements of Operations

	Six Months Ended June 30, 2008
	Restricted	Unrestricted		Consolidated
	Group	Subsidiaries	Eliminations	Group
Revenues	€198,796	€150,890	€—	€349,686

Operating costs	165,594	116,749	—	282,343
Operating depreciation and amortization	14,195	13,440	—	27,635
Selling, general and administrative expenses	8,609	6,240	—	14,849
(Sale) purchase of emission allowances	—	—	—	—

	188,398	136,429	—	324,827

Operating income	10,398	14,461	—	24,859

Other income (expense)
Interest expense	(11,152)	(21,481)	—	(32,633)
Investment income	1,363	368	—	1,731
Foreign exchange gain (loss) on debt	6,379	(110)	—	6,269
Derivative financial instruments	—	12,730	—	12,730

Total other expense	(3,410)	(8,493)	—	(11,903)

Income before income taxes and minority interest from continuing operations	6,988	5,968	—	12,956
Income tax provision	(3,457)	(5,506)	—	(8,963)

Income before minority interest from continuing operations	3,531	462	—	3,993
Minority interest	—	(253)	—	(253)

Net income	€3,531	€209	€—	€3,740

	Six Months Ended June 30, 2007
	Restricted	Unrestricted		Consolidated
	Group	Subsidiary	Eliminations	Group
Revenues	€204,240	€141,894	€—	€346,134

Operating costs	163,747	114,555	—	278,302
Operating depreciation and amortization	13,661	14,058	—	27,719
Selling, general and administrative expenses	8,705	6,754	—	15,459
(Sale) purchase of emission allowances	(268)	(498)	—	(766)

	185,845	134,869	—	320,714

Operating income from continuing operations	18,395	7,025	—	25,420

Other income (expense)
Interest expense	(14,418)	(25,132)	1,841	(37,709)
Investment income	2,440	2,596	(1,841)	3,195
Foreign exchange gain on debt	2,263	340	—	2,603
Derivative financial instruments, net	—	24,672	—	24,672

Total other income (expense)	(9,715)	2,476	—	(7,239)

Income before income taxes and minority interest from continuing operations	8,680	9,501	—	18,181
Income tax provision	(4,150)	(9,555)	—	(13,705)

Income (loss) before minority interest from continuing operations	4,530	(54)	—	4,476
Minority interest	—	(43)	—	(43)

Net income (loss) from continuing operations	4,530	(97)	—	4,433
Net loss from discontinued operations	(188)	—	—	(188)

Net income (loss)	€4,342	€(97)	€—	€4,245

FORM 10-Q
QUARTERLY REPORT — PAGE 19

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
In this document: (i) unless the context otherwise requires, references to “we”, “our”, “us”, the “Company” or “Mercer” mean Mercer International Inc. and its subsidiaries; (ii) references to “Mercer Inc.” mean the Company excluding its subsidiaries; (iii) information is provided as of June 30, 2008, unless otherwise stated; (iv) all references to monetary amounts are to “Euros”, the lawful currency adopted by most members of the European Union, unless otherwise stated; (v) “€” refers to Euros, “$” refers to U.S. dollars and C$ refers to Canadian dollars; and (vi) “ADMTs” refers to air-dried metric tonnes.
We operate three NBSK pulp mills through our wholly owned subsidiaries, Rosenthal and Celgar, and our 70.6% owned subsidiary, Stendal, which have a consolidated annual production capacity of approximately 1.4 million ADMTs.
The following discussion and analysis of our results of operations and financial condition for the six and three months ended June 30, 2008 should be read in conjunction with our interim consolidated financial statements and related notes included in this quarterly report, as well as our most recent annual report on Form 10-K for the fiscal year ended December 31, 2007 filed with the SEC.
Results of Operations
Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007
Selected production, sales and exchange rate data for the three months ended June 30, 2008 and 2007 is as follows:

	Three Months Ended June 30,
	2008	2007
Pulp Production (‘000 ADMTs)	356.8	326.4

Scheduled Production Downtime (‘000 ADMTs)	15	37

Pulp Sales (‘000 ADMTs)	347.3	337.0

Revenues (in millions)	€170.6	€176.6

NBSK pulp list prices in Europe ($/ADMT)	$900	$783
NBSK pulp list prices in Europe (€/ADMT)	€576	€579
Average pulp sales realizations (€/ADMT)(1)	€485	€518
Average Spot Currency Exchange Rates
€ / $(2)	0.6401	0.7416
C$ / $(2)	1.0099	1.0981
C$ / €(3)	1.5783	1.4810

(1)	List price less discounts and commissions.

(2)	Average Federal Reserve Bank of New York noon spot rate over the reporting period.

(3)	Average Bank of Canada noon spot rate over the reporting period.
Revenues for the three months ended June 30, 2008 decreased by 3.4% to €170.6 million from €176.6 million in the comparative quarter of 2007, primarily due to the weak U.S. dollar
List prices for NBSK pulp in Europe were approximately €576 ($900) per ADMT in the second quarter of 2008 and approximately €579 ($783) in the second quarter of 2007. Increases in U.S. dollar list prices were more than offset by the weakening of the U.S. dollar versus the Euro.
FORM 10-Q
QUARTERLY REPORT — PAGE 20

Pulp sales volume increased to 347,259 ADMTs in the second quarter of 2008 from 337,016 ADMTs in the comparative quarter of 2007 as all of our mills performed generally well.
Average pulp sales realizations decreased by 6.4% to €485 per ADMT in the second quarter of 2008 from €518 per ADMT in the second quarter of 2007, as the continued slumping dollar more than offset pulp price improvements.
Pulp production in the second quarter of 2008 increased to 356,819 ADMTs from 326,350 ADMTs in the same period of 2007, as all of our mills performed generally well. In the second quarter of 2008, we had a total of 11 days scheduled maintenance downtime at our mills, compared to 24 days in the same period last year.
At June 30, 2008, our pulp inventories increased by approximately 7.7%, compared to the end of the first quarter of 2008. Pulp inventories at our Celgar mill remained high and largely the same as at March 31, 2008 due to delays in shipments to China caused by a sustained shipment backlog at the Port of Vancouver. While this inventory is generally already committed to customer orders, we do not record the sale until the pulp is shipped. Pulp inventories increased at our Stendal mill, as slowing economies and tighter credit caused certain of its customers to delay purchases into the second half of 2008.
Operating costs and selling, general, administrative and other expenses in the second quarter of 2008 decreased marginally to €164.4 million from €165.7 million in the comparative quarter of 2007, although we incurred higher freight costs and warehousing expenses in connection with the shipment backlog at the Port of Vancouver.
On average, fiber costs decreased by approximately 2.9% in the second quarter of 2008 versus the same period in 2007. Our fiber costs in Germany declined in the current quarter from the comparative period of 2007 and are expected to remain stable in the short term because of lower demand from the European board industry. However, there is some uncertainty about Russian government tariffs, which are expected to reduce Russian wood exports to Europe and which may begin to exert upward pressure on pricing if Scandinavian producers, who traditionally import significant amounts of Russian wood, seek out alternative supply markets such as Germany.
At our Celgar mill fiber costs in the second quarter of 2008 were comparable to the same quarter of 2007 and the prior quarter. Fiber costs have remained consistent despite significant curtailments in sawmilling activity as a result of the faltering North American housing and lumber markets which have sharply decreased the availability of fiber. Recent fiber initiatives at our Celgar mill, such as new pulp log procurement arrangements and the addition of a second shift in the woodroom, have helped stabilize fiber supply to the mill and we believe will provide some pricing relief over the balance of the year.
We recorded no contribution to income from the sale of emission allowances for the three months ended June 30, 2008 as the applicable emissions certificates were not issued until after June 30. In the same period last year, we recorded only a negligible contribution to income as a result of weak markets and prices for the sale of emission allowances. In the second quarter of 2008, sales of surplus energy were approximately 20% higher than in the comparative quarter of 2007.
In June the German government approved amendments to the country’s Renewable Energy Resources Act, its legislative framework for the promotion of electricity generation from renewable energy sources, including biomass. A key element of the Act is that public electric utilities give priority to electricity from renewable energy sources and pay a fixed tariff for a period of 20 years. The amount of tariff is generally dependent on the technology used, the year the installation was put into operation and the size of the plant. The Act is only applicable to installments with a capacity of 20MW or less, effectively excluding our Rosenthal and Stendal mills, as large industrial complexes, from the statutory scheme. The recent amendments to the Act, currently scheduled to take effect January 1, 2009, raise this capacity limit, permitting our German mills to participate in the program, and increases the tariff for biomass energy. As a result, once the amendments become effective, we currently expect to be able to materially increase the revenues from our sales of surplus energy in Germany.
FORM 10-Q
QUARTERLY REPORT — PAGE 21

Operating depreciation and amortization decreased marginally to €13.5 million from €14.0 million in the comparative quarter of 2007.
For the second quarter of 2008, operating income decreased to €6.2 million from €10.9 million in the comparative quarter of 2007, as the generally positive performance of our mills was more than offset by the continued weakness in the U.S. dollar against the Euro.
Interest expense in the second quarter of 2008 decreased to €16.0 million from €17.6 million in the year ago period, primarily due to a lower level of borrowing.
We recorded an unrealized gain of €20.6 million before minority interests on our interest rate derivatives during the second quarter of 2008. In the comparative quarter of 2007, we recorded an unrealized gain of €18.1 million before minority interests on our then outstanding interest rate derivatives.
In the second quarter of 2008, we recorded a gain of €0.2 million on our foreign currency denominated debt, compared to a gain of €1.3 million in the same period of 2007.
In the second quarter of 2008, minority interest, representing the minority shareholder’s proportionate interest in the Stendal mill, was €3.4 million, compared to €1.1 million in the second quarter of 2007.
We reported net income from continuing operations for the second quarter of 2008 of €0.9 million, or €0.02 per basic and diluted share. In the second quarter of 2007, we reported net income from continuing operations of €3.3 million, or €0.09 per basic and diluted share.
Operating EBITDA decreased to €19.8 million in the second quarter of 2008 from €25.0 million in the three months ended June 30, 2007.
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
QUARTERLY REPORT — PAGE 22

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
The following table provides a reconciliation of net income from continuing operations to Operating EBITDA for the periods indicated:

	Three Months Ended
	June 30,
	2008	2007
	(in thousands)
Net income from continuing operations	€871	€3,340
Minority interest	3,436	1,091
Income taxes	8,135	9,904
Interest expense	16,013	17,641
Investment income	(1,421)	(1,584)
Unrealized foreign exchange gain on debt	(238)	(1,349)
Derivative financial instruments, net	(20,580)	(18,100)

Operating income from continuing operations	6,216	10,943
Add: Depreciation and amortization	13,584	14,055

Operating EBITDA	€19,800	€24,998

FORM 10-Q
QUARTERLY REPORT — PAGE 23

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007
Selected production, sales and exchange rate data for the six months ended June 30, 2008 and 2007 is as follows:

	Six Months Ended June 30,
	2008	2007
Pulp Production (‘000 ADMTs)	717.7	673.6

Scheduled Production Downtime (‘000 ADMTs)	17	37

Pulp Sales (‘000 ADMTs)	695.4	666.2

Revenues (in millions)	€349.7	€346.1

NBSK pulp list prices in Europe ($/ADMT)	$890	$770
NBSK pulp list prices in Europe (€/ADMT)	€581	€570
Average pulp sales realizations (€/ADMT)(1)	€498	€515
Average Spot Currency Exchange Rates
€ / $(2)	0.6530	0.7522
C$ / $(2)	1.0070	1.1349
C$ / €(3)	1.5420	1.5082

(1)	List price less discounts and commissions.

(2)	Average Federal Reserve Bank of New York noon spot rate over the reporting period.

(3)	Average Bank of Canada noon spot rate over the reporting period.
Revenues for the six months ended June 30, 2008 increased to €349.7 million from €346.1 million in the comparative period of 2007, primarily due to higher pulp list prices which were in large part offset by the weak U.S. dollar.
List prices for NBSK pulp in Europe were approximately €581 ($890) per ADMT in the first half of 2008 and approximately €570 ($770) in the first half of 2007. Increases in U.S. dollar list prices were largely offset by the weakening of the U.S. dollar versus the Euro.
Pulp sales volume increased to 695,436 ADMTs in the first half of 2008 from 666,151 ADMTs in the first half of 2007.
Average pulp sales realizations were €498 per ADMT in the first half of 2008 compared to €515 per ADMT in the first half of 2007, as marginal pulp list price improvements were more than offset by the weakening of the U.S. dollar versus the Euro.
Pulp production in the first half of 2008 increased to 717,700 ADMTs from 673,606 ADMTs in the same period of 2007, as all of our mills performed generally well. In the first half of 2008, we had a total of 12 days scheduled maintenance downtime at our mills, compared to 24 days in the same period last year.
As at June 30, 2008, our pulp inventories increased by approximately 100% and 7.7%, compared to the same time last year and at the end of the first quarter of 2008, respectively. Pulp inventories at our Celgar mill remained high and largely the same as at March 31, 2008 due to delays in shipments to China caused by a sustained backlog at the Port of Vancouver. While this inventory is generally already committed to customer orders, we do not record the sale until the pulp is shipped. Pulp inventories increased at our Stendal mill, as slowing economies and tighter credit caused certain of its customers to delay purchases into the second half of 2008.
FORM 10-Q
QUARTERLY REPORT — PAGE 24

Operating costs and selling, general, administrative and other expenses in the first half of 2008 increased to €324.9 million from €321.5 million in the comparative period of 2007, as we incurred higher freight costs and warehousing expenses in connection with the shipment backlog at the Port of Vancouver.
On average, fiber costs decreased by approximately 5.6% in the first half of 2008 versus the same period in 2007. Our fiber costs in Germany declined in the first half of 2008 from the comparative period of 2007 and are expected to remain stable in the short term because of lower demand from the European board industry. However, there is some uncertainty about Russian government tariffs, which are expected to reduce Russian wood exports to Europe and which may begin to exert upward pressure on pricing if Scandinavian producers, who traditionally import significant amounts of Russian wood, seek out alternative supply markets such as Germany.
At our Celgar mill fiber costs were lower in the first half of 2008 compared to the same period of 2007 despite significant curtailments in sawmilling activity as a result of the faltering North American housing and lumber markets which have sharply decreased the availability of fiber. Recent fiber initiatives at our Celgar mill, such as new pulp log procurement arrangements and the addition of a second shift in the woodroom, have helped stabilize fiber supply to the mill and we believe will provide some pricing relief over the balance of the year.
We recorded no contribution to income from the sale of emission allowances for the six months ended June 30, 2008 as the applicable emissions certificates were not issued until after June 30. In the first half of 2007, we recorded only a negligible contribution to income as a result of weak markets and prices for the sale of emission allowances. In the first half of 2008, sales of surplus energy were approximately 11% higher than in the same period of 2007.
Operating depreciation and amortization remained largely unchanged at €27.6 million in each of the periods ended June 30, 2008 and 2007.
For the first half of 2008, operating income decreased marginally to €24.9 million from €25.4 million in the first half of 2007 as the generally positive performance of our mills was more then offset by the continued weakness in the U.S. dollar against the Euro.
Interest expense in the first half of 2008 decreased to €32.6 million from €37.7 million in the year ago period, primarily due to a lower level of borrowing.
FORM 10-Q
QUARTERLY REPORT — PAGE 25

We recorded an unrealized gain of €12.7 million before minority interests on our interest rate derivatives during the first half of 2008. In the comparative period of 2007, we recorded a gain of €24.7 million before minority interests on our then outstanding derivatives, which included a realized gain of €6.8 million from the settlement of currency swaps.
In the first half of 2008, we recorded a gain of €6.3 million on our foreign currency denominated debt as a result of the weakening of the U.S. dollar during the period, compared to a gain of €2.6 million in the first half of 2007.
In the first half of 2008, minority interest, representing the minority shareholder’s proportionate interest in the Stendal mill, was €0.3 million, compared to a negligible amount in the same period of 2007.
We reported net income from continuing operations for the first half of 2008 of €3.7 million, or €0.10 per basic and diluted share. In the first half of 2007, we reported net income from continuing operations of €4.4 million, or €0.12 per basic and diluted share.
Operating EBITDA was €52.6 million in the first half of 2008 from €53.3 million in the six months ended June 30, 2007. Operating EBITDA has significant limitations as an analytical tool, and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. See the discussion of our results for the three months ended June 30, 2008 for additional information relating to Operating EBITDA.
The following table provides a reconciliation of net income from continuing operations to Operating EBITDA for the periods indicated:

	Six Months Ended
	June 30,
	2008	2007
	(in thousands)
Net income from continuing operations	€3,740	€4,433
Minority interest	253	43
Income taxes	8,963	13,705
Interest expense	32,633	37,709
Investment income	(1,731)	(3,195)
Unrealized foreign exchange gain on debt	(6,269)	(2,603)
Derivative financial instruments, net	(12,730)	(24,672)

Operating income from continuing operations	24,859	25,420
Add: Depreciation and amortization	27,776	27,847

Operating EBITDA	€52,635	€53,267

FORM 10-Q
QUARTERLY REPORT — PAGE 26

Liquidity and Capital Resources
The following table is a summary of selected financial information for the periods indicated:

	As at	As at
	June 30,	December 31,
	2008	2007
	(in thousands)
Financial Position
Cash and cash equivalents	€83,295	€84,848
Working capital	169,484	168,743
Property, plant and equipment	897,377	933,258
Total assets	1,246,281	1,283,517
Long-term liabilities	847,488	885,339
Shareholders’ equity	273,399	276,662
As at June 30, 2008 and December 31, 2007, our cash and cash equivalents were €83.3 million and €84.8 million, respectively. We also had €33.0 million of restricted cash in a debt service account related to the financing for the Stendal mill at the end of the second quarter of 2008 and December 31, 2007. As at June 30, 2008, we had not drawn any amount under the €40.0 million Rosenthal revolving term credit facility and had drawn approximately €21.8 million under the C$40.0 million Celgar revolving credit facility.
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
Operating Activities
Operating activities in the first half of 2008 provided cash of €9.4 million, compared to using cash of €14.1 million in the comparative period of 2007. An increase in receivables used cash of €10.7 million in the first half of 2008, compared to €26.7 million in the comparative period of 2007. An increase in inventories used cash of €7.7 million in the first half of 2008, compared to an increase in inventories using cash of €29.7 in the same period of 2007.
Working capital is subject to cyclical operating needs, such as the timing of collections and sales and the payment of payables.
Investing Activities
Investing activities in the first half of 2008 used cash of €0.9 million. During the first half of 2008, planned capital expenditures used cash of €7.9 million while the sale of equipment and the redemption of a convertible note provided cash of €6.9 million. In the six months ended June 30,
FORM 10-Q
QUARTERLY REPORT — PAGE 27

2007 investing activities provided cash of €6.7 million primarily due to a drawdown of funds in our debt service reserve account under the Stendal facility.
Capital expenditures used cash of €7.9 million and €10.5 million in the first half of 2008 and 2007, respectively.
Financing Activities
Financing activities used cash of €9.3 million in the six months ended June 30, 2008, as we paid €16.9 million scheduled repayments of indebtedness under the Stendal Facility in the first half of 2008. In the comparative period in 2007, financing activities used cash of €15.7 million primarily due to scheduled repayments of a portion of the Stendal Facility.
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
Contractual Obligations and Commitments
There were no material changes outside the ordinary course to any of our contractual obligations during the first half of 2008.
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
FORM 10-Q
QUARTERLY REPORT — PAGE 28

consolidated statement of comprehensive income and impact on shareholders’ equity on the balance sheet but do not affect our net earnings.
In the six months ended June 30, 2008, accumulated other comprehensive income decreased by €8.1 million which was primarily due to the foreign exchange translation.
Based upon the exchange rate at June 30, 2008, the U.S. dollar has decreased by approximately 14% in value against the Euro since June 30, 2007. See “Quantitative and Qualitative Disclosures about Market Risk”.
Celgar Collective Agreement
The five-year collective agreement with the union hourly workers at our Celgar mill expired on April 30, 2008. The union representing hourly pulp workers and another pulp producer are currently working to negotiate what the union wishes to utilize as a pattern agreement. Although we consider our relationship with our Celgar hourly employees to be good, we cannot currently provide any assurance that a new collective agreement will be settled without significant work stoppages or disruptions.
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
Restricted Group Results — Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007
Revenues for the Restricted Group for the three months ended June 30, 2008 decreased to €97.7 million from €104.3 million in the comparative period of 2007, primarily due to the weak U.S. dollar versus the Euro.
List prices for NBSK pulp in Europe were approximately €576 ($900) per ADMT in the second quarter of 2008 and approximately €579 ($783) in the same period of 2007. Increases in U.S. dollar list prices were more than offset by the weakening of the U.S. dollar versus the Euro.
Pulp sales volume increased to 201,604 ADMTs in the second quarter of 2008 from 196,970 ADMTs in the comparative period of 2007.
Average pulp sales realizations for the Restricted Group were €484 per ADMT in the three months ended June 30, 2008, compared to €528 per ADMT in the comparative period of 2007, as a result of the continued weak U.S. dollar.
Pulp production for the Restricted Group increased to 198,892 ADMTs in the second quarter of 2008 from 188,766 ADMTs in the same period of 2007 as our Celgar and Rosenthal mills performed generally well. In the second quarter of 2008, we had a total of 11 days scheduled maintenance downtime at our Celgar mill, compared to 12 days in the same period last year.
FORM 10-Q
QUARTERLY REPORT — PAGE 29

Operating costs and selling, general, administrative and other expenses for the Restricted Group in the second quarter of 2008 increased to €99.6 million from €98.5 million in the comparative period of 2007, as we incurred higher freight costs and warehousing expenses in connection with the shipment backlog at the Port of Vancouver.
On average, fiber costs of the Restricted Group decreased by approximately 2.3% in the second quarter of 2008 versus the same period of 2007.
Fiber costs for our Rosenthal mill declined in the second quarter of 2008 from the comparative period of 2007 and are expected to remain stable in the short term because of lower demand from the European board industry.
At our Celgar mill fiber costs in the second quarter of 2008 were comparable to the same period of 2007 and the prior quarter. Fiber costs have remained consistent despite significant curtailments in sawmilling activity as a result of the faltering North American housing and lumber markets which have sharply decreased the availability of fiber. Recent fiber initiatives at our Celgar mill have helped stabilize fiber supply to the mill and we believe will provide some pricing relief over the balance of the year.
The Restricted Group recorded no contribution to income from the sale of emission allowances by our Rosenthal mill for the three months ended June 30, 2008 as the applicable emissions certificates were not issued until after June 30. In the same quarter last year, the Restricted Group recorded only a negligible contribution to income as a result of weak markets and prices for the sale of emission allowances. In the current period, sales of surplus energy were approximately 26% higher than in the same quarter of 2007.
Operating depreciation and amortization for the Restricted Group decreased slightly to €6.8 million in the current quarter from €7.0 million in the same period of 2007.
In the second quarter of 2008, the Restricted Group reported an operating loss of €1.9 million compared to operating income of €5.8 million in the second quarter of 2007, primarily due to the weak U.S. dollar.
Interest expense for the Restricted Group in the second quarter of 2008 decreased to €4.4 million from €7.0 million in the same quarter last year.
In the second quarter of 2008, the Restricted Group recorded a loss on foreign currency denominated debt of €0.2 million, compared to a gain of €1.0 million in the comparative quarter of 2007.
The Restricted Group reported a net loss from continuing operations for the second quarter of 2008 of €8.2 million. In the second quarter of 2007, the Restricted Group had a net loss from continuing operations of €0.6 million.
Operating EBITDA for the Restricted Group was €5.0 million in the second quarter of 2008 compared to €12.8 million in the comparative quarter of 2007.
Operating EBITDA is defined as operating income (loss) from continuing operations plus depreciation and amortization and non-recurring capital asset impairment charges. Operating
FORM 10-Q
QUARTERLY REPORT — PAGE 30

EBITDA has significant limitations as an analytical tool, and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. See the discussion of our results for the three months ended June 30, 2008 for additional information relating to such limitations and Operating EBITDA.
The following table provides a reconciliation of net income from continuing operations to Operating EBITDA for the Restricted Group for the periods indicated:

	Three Months Ended
	June 30,
	2008	2007
	(in thousands)
Restricted Group
Net loss from continuing operations(1)	€(8,247)	€(627)
Income taxes	1,303	1,612
Interest expense	4,440	6,961
Investment income (expense)	373	(1,136)
Unrealized foreign exchange gain (loss) on debt	248	(1,009)

Operating income (loss) from continuing operations	(1,883)	5,801
Add: Depreciation and amortization	6,844	7,040

Operating EBITDA(1)	€4,961	€12,841

(1)	See Note 8 of the interim consolidated financial statements included elsewhere herein for a reconciliation to our consolidated results.
Restricted Group Results — Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007
Revenues for the Restricted Group for the six months ended June 30, 2008 decreased to €198.8 million from €204.2 million in the comparative period of 2007, primarily as a result of the weak U.S. dollar versus the Euro.
List prices for NBSK pulp in Europe were approximately €581 ($890) per ADMT in the first half of 2008 and approximately €570 ($770) in the first half of 2007. Increases in U.S. dollar list prices were largely offset by the weakness of the U.S. dollar.
Pulp sales volume increased to 400,275 ADMTs in the first half of 2008 from 388,226 ADMTs in the comparative period of 2007.
Average pulp sales realizations for the Restricted Group were €496 per ADMT in the six months ended June 30, 2008, compared to €525 per ADMT in the comparative period of 2007, due to the weak U.S. dollar.
Pulp production for the Restricted Group increased to 404,710 ADMTs in the first half of 2008 from 390,759 ADMTs in the same period of 2007 as our Celgar and Rosenthal mills performed generally well. We had a total of 12 days scheduled maintenance downtime at our Celgar mill in each of the six months ended June 30, 2008 and 2007.
FORM 10-Q
QUARTERLY REPORT — PAGE 31

Operating costs and selling, general, administrative and other expenses for the Restricted Group in the first half of 2008 increased to €188.4 million from €186.1 million in the comparative period of 2007, as we incurred higher freight costs and warehousing expenses in connection with the shipment backlog at the Port of Vancouver.
On average, fiber costs of the Restricted Group decreased by approximately 5.4% in the first half of 2008 versus the same period of 2007. Fiber costs for our Rosenthal mill declined in the first half of 2008 from the comparative period of 2007 and are expected to remain stable in the short term because of lower demand from the European board industry. However, there is some uncertainty about Russian government tariffs which are expected to reduce Russian wood exports to Europe and which may begin to exert upward pressure on pricing if Scandinavian producers, who traditionally import significant amounts of Russian wood, seek out alternative supply markets such as Germany.
At our Celgar mill fiber costs were lower in the first half of 2008 compared to the same period of 2007 despite significant curtailments in sawmilling activity as a result of the faltering North American housing and lumber markets which have sharply decreased the availability of fiber. Recent fiber initiatives at our Celgar mill, such as new pulp log procurement arrangements and the addition of a second shift in the woodroom, have helped stabilize fiber supply to the mill and we believe will provide some pricing relief over the balance of the year.
The Restricted Group recorded no contribution to income from the sale of emission allowances by our Rosenthal mill for the six months ended June 30, 2008 as the applicable emissions certificates were not issued until after June 30. In the first half of 2007, the Restricted Group recorded only a negligible contribution to income as a result of weak markets and prices for the sale of emission allowances. In the current period, sales of surplus energy were approximately 22% higher than in the same period of 2007.
Operating depreciation and amortization for the Restricted Group increased to €14.2 million in the current period from €13.7 million in the comparative period of 2007.
In the first half of 2008, the Restricted Group’s operating income decreased to €10.4 million from €18.4 million in the first six months of 2007, as the generally positive performance of our Rosenthal and Celgar mills was more than offset by the continued weakness in the U.S. dollar against the Euro.
Interest expense for the Restricted Group in the first half of 2008 decreased to €11.2 million from €14.4 million in the same period last year primarily as a result of a lower level of borrowing.
In the first half of 2008, the Restricted Group recorded a gain of €6.4 million on our foreign currency denominated debt, compared to a gain of €2.3 million in the comparative period of 2007.
The Restricted Group reported net income from continuing operations for the first half of 2008 of €3.5 million. In the first half of 2007, net income from continuing operations for the Restricted Group was €4.3 million.
FORM 10-Q
QUARTERLY REPORT — PAGE 32

Operating EBITDA for the Restricted Group was €24.7 million in the first half of 2008 compared to €32.2 million in the comparative period of 2007.
Operating EBITDA is defined as operating income (loss) from continuing operations plus depreciation and amortization and non-recurring capital asset impairment charges. Operating EBITDA has significant limitations as an analytical tool, and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. See the discussion of our results for the three months ended June 30, 2008 for additional information relating to such limitations and Operating EBITDA.
The following table provides a reconciliation of net income from continuing operations to Operating EBITDA for the Restricted Group for the periods indicated:

	Six Months Ended
	June 30,
	2008	2007
	(in thousands)
Restricted Group
Net income from continuing operations(1)	€3,531	€4,530
Income taxes	3,457	4,150
Interest expense	11,152	14,418
Investment income	(1,363)	(2,440)
Unrealized foreign exchange gain on debt	(6,379)	(2,263)

Operating income from continuing operations	10,398	18,395
Add: Depreciation and amortization	14,336	13,789

Operating EBITDA(1)	€24,734	€32,184

(1)	See Note 8 of the interim consolidated financial statements included elsewhere herein for a reconciliation to our consolidated results.
Liquidity and Capital Resources of the Restricted Group
The following table is a summary of selected financial information for the Restricted Group for the periods indicated:

	As at	As at
	June 30,	December 31,
	2008	2007
	(in thousands)
Restricted Group Financial Position(1)
Cash and cash equivalents	€70,151	€59,371
Working capital	137,389	120,486
Property, plant and equipment	358,250	385,569
Total assets	617,934	627,854
Long-term liabilities	292,263	305,158
Shareholders’ equity	275,311	278,582

(1)	See Note 8 of the interim consolidated financial statements included elsewhere herein for a reconciliation to our consolidated results.
At June 30, 2008, the Restricted Group had cash and cash equivalents of €70.2 million, compared to €59.4 million at December 31, 2007. At June 30, 2008, the Restricted Group had working capital of €137.4 million.
As at June 30, 2008, we had not drawn any amount under the Rosenthal revolving term credit facility and had drawn approximately €21.8 million under the C$40.0 million Celgar revolving credit facility.
FORM 10-Q
QUARTERLY REPORT — PAGE 33

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
QUARTERLY REPORT — PAGE 34

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
Demand for pulp has historically been determined by the level of economic growth and has been closely tied to overall business activity. Although pulp prices have improved commencing in the latter part of 2005 and through the first half of 2008, we cannot predict the impact of future economic weakness in certain world markets or the impact of war, terrorist activity or other events on our markets.
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
QUARTERLY REPORT — PAGE 35

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
During the first six months of 2008, we recorded an unrealized gain of €12.7 million loss before minority interests our outstanding interest rate derivatives compared to realized and unrealized gains of €24.7 million in the comparative period of 2007.
FORM 10-Q
QUARTERLY REPORT — PAGE 36

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
QUARTERLY REPORT — PAGE 37

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
There can be no assurance that the amendments to Germany’s Renewable Energy Resources Act scheduled to take effect January 1, 2009 will be implemented in their current form. Additional and future amendments to the Act could adversely affect the eligibility of our Rosenthal and Stendal mills to participate in this statutory program and/or the tariffs paid thereunder. As a result we cannot predict with any certainty the amount of future sales of surplus energy we may be able to generate or benefits we may realize, if any, pursuant to this Act.
Other than inherent risks associated with the matters listed above, there have been no material changes to the factors disclosed in Item 1A. Risk Factors in our latest annual report on Form 10-K for the fiscal year ended December 31, 2007.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS
We held our annual meeting of shareholders on June 5, 2008. Matters voted upon and votes cast at the meeting were as follows:
1. Election of Directors

	For	Withheld	Abstentions and Broker Non-Votes
Jimmy S.H. Lee	25,154,655	95,552	—
Kenneth A. Shields	25,152,529	97,678	—
William D. McCartney	25,152,529	97,678	—
Graeme A. Witts	25,154,655	95,552	—
Eric Lauritzen	25,154,655	95,552	—
Guy W. Adams	25,154,655	95,552	—
George Malpass	25,154,655	95,552	—
2. Appointment of our independent auditors

	For	Against	Abstentions and Broker Non-Votes
Ratification of appointment of PricewaterhouseCoopers LLP	24,483,337	759,834	7,036
FORM 10-Q
QUARTERLY REPORT — PAGE 38

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

Date: July 31, 2008
FORM 10-Q
QUARTERLY REPORT — PAGE 40