Form 10-K/A
period 2007-12-31
MERCER INTERNATIONAL INC.
filed 2008-08-08
CIK 1333274

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A amends the registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 (the “Original Form 10-K”), as filed with the Securities and Exchange Commission (“SEC”) on February 25, 2008. We are filing this Form 10-K/A in response to comments received from the SEC in connection with its review of our Original Form 10-K.

The sole purpose of this Form 10-K/A is to: (i) on page 62, include disclosure regarding our policies and procedures for the review, approval or ratification of related party transactions; (ii) on page 82, supplement Note 9 “Pension and Other Post-Retirement Benefit Obligations” of our annual financial statements with additional disclosure; (iii) on page 98, amend the Supplementary Financial Information table to include net income per share data for each of the quarters in 2006 and 2007; and (iv) on page 99, revise the signature page to add the title of “Principal Accounting Officer” next to the title of our Chief Financial Officer.

In addition, as required under SEC rules, new certifications by our Chief Executive Officer and Chief Financial Officer are filed as exhibits to this Form 10-K/A and the signature page has been updated.

Other than as described above, there are no other changes to the Original Form 10-K.

Except as stated herein, this Form 10-K/A does not reflect events occurring after the filing of the Original Form 10-K and no attempt has been made in this Form 10-K/A to modify or update other disclosures as presented in the Original Form 10-K. Accordingly, this Form 10-K/A should be read in conjunction with our filings with the SEC subsequent to the filing of the Original Form 10-K.

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

Review, Approval or Ratification of Transactions with Related Persons

Pursuant to the terms of the Audit Committee Charter, the Audit Committee is responsible for reviewing and approving the terms and conditions of all proposed transactions between us, any of our officers or directors, or relatives or affiliates of any such officers or directors, to ensure that such related party transactions are fair and are in our overall best interest and that of our shareholders. In the case of transactions with employees, a portion of the review authority is delegated to supervising employees pursuant to the terms of our written Code of Business Conduct and Ethics.

The Audit Committee has not adopted any specific procedures for conduct of reviews and considers each transaction in light of the facts and circumstances. In the course of its review and approval of a transaction, the Audit Committee considers, among other factors it deems appropriate:

•	Whether the transaction is fair and reasonable to us;

•	The business reasons for the transaction;

•	Whether the transaction would impair the independence of one of our non-employee directors; and

•	Whether the transaction is material, taking into account the significance of the transaction.

Any member of the Audit Committee who is a related person with respect to a transaction under review may not participate in the deliberations or vote respecting approval or ratification of the transaction, provided, however, that such director may be counted in determining the presence of a quorum at a meeting of the committee that considers the transaction.

The information called for by Item 407(a) of Regulation S-K required to be included under this Item 13 is incorporated by reference from the proxy statement relating to our annual meeting to be held in 2008, which will be filed with the SEC within 120 days of our most recently completed fiscal year.

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

During the year ended December 31, 2007, the Company recognized €809 in other comprehensive income (2006 — €3,789, 2005 — €331), composed entirely of net actuarial losses. As at December 31, 2007, the pension related accumulated comprehensive income balance of €4,929 (2006 — €4,120) is as a result of net actuarial losses.

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands of Euros, Except Per Share Data)

Note 9.	Pension and Other Post-Retirement Benefit Obligations — (Continued)

The Celgar Plans do not have any net transition asset or obligation recognized as a reclassification adjustment of other comprehensive income. The amount included in other comprehensive income which is expected to be recognized in 2008 is approximately €80 of net actuarial losses. There are no plan assets that are expected to be returned to the Company in 2008.

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

As at the adoption date of January 1, 2007, the Company had approximately €18,600 of total gross unrecognized tax benefits, at December 31, 2007, that balance is €18,500, substantially all of which would affect our effective tax rate if recognized. Currently, the Company does not believe that any of its unrecognized tax benefits will change significantly in the next fiscal year. However, this belief could change as tax years are examined by taxing authorities, the timing of those examinations, if any, are uncertain at this time. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

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

SUPPLEMENTARY FINANCIAL INFORMATION (UNAUDITED)

Quarterly Financial Data
(Thousands, Except per Share Amounts)

	Quarter Ended
	March 31	June 30	September 30	December 31

2007
Revenues	€169,531	€176,603	€191,111	€167,146
Gross profit	14,477	10,943	21,457	22,709
Income before extraordinary items and cumulative effect of a change in accounting from continuing operations	1,093	3,340	10,706	7,250
Income before extraordinary items and cumulative effect of a change in accounting from continuing operations, per share*	0.03	0.09	0.26	0.18
Net loss from discontinued operations	(7)	(181)	(10)	(12)
Net income	1,086	3,159	10,696	7,238
Net income per share*	0.03	0.09	0.26	0.18
2006
Revenues	€141,668	€150,594	€171,248	€160,467
Gross profit	10,994	10,583	34,758	36,169
Income before extraordinary items and cumulative effect of a change in accounting from continuing operations	16,184	18,324	6,128	28,606
Income before extraordinary items and cumulative effect of a change in accounting from continuing operations, per share*	0.40	0.45	0.18	0.67
Net income (loss) from discontinued operations	404	97	600	(7,133)
Net income	16,588	18,421	6,728	21,473
Net income per share*	0.41	0.45	0.19	0.50

*	on a diluted basis

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mercer International Inc.

Dated: August 8, 2008	By: /s/ Jimmy S.H. Lee Jimmy S.H. Lee Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Jimmy S.H. Lee Jimmy S.H. Lee Chairman, Chief Executive Officer and Director	Date: August 8, 2008

/s/ David M. Gandossi David M. Gandossi Secretary, Executive Vice President, Chief Financial Officer and Principal Accounting Officer	Date: August 8, 2008

/s/ Kenneth A. Shields Kenneth A. Shields Director	Date: August 8, 2008

/s/ Eric Lauritzen Eric Lauritzen Director	Date: August 8, 2008

/s/ William D. McCartney William D. McCartney Director	Date: August 8, 2008

/s/ Graeme A. Witts Graeme A. Witts Director	Date: August 8, 2008

/s/ Guy W. Adams Guy W. Adams Director	Date: August 8, 2008

/s/ George Malpass George Malpass Director	Date: August 8, 2008

EXHIBIT INDEX

Exhibit
No.		Description of Exhibit

1.1		Underwriting Agreement dated February 8, 2005 between Mercer International Inc. and RBC Capital Markets Corporation, on behalf of itself and CIBC World Markets Corp., Raymond James & Associates, Inc. and D.A. Davidson & Co. Incorporated by reference from Form 8-K dated February 10, 2005.
1.2		Underwriting Agreement dated February 8, 2005 among Mercer International Inc. and RBC Capital Markets Corporation and Credit Suisse First Boston LLC, on behalf of themselves and CIBC World Markets Corp. Incorporated by reference from Form 8-K dated February 10, 2005.
2.1		Agreement and Plan of Merger among Mercer International Inc., Mercer International Regco Inc. and Mercer Delaware Inc. dated December 14, 2005. Incorporated by reference to the Proxy Statement/Prospectus filed on December 15, 2005.
3.1		Articles of Incorporation of the Company, as amended. Incorporated by reference from Form 8-A dated March 1, 2006.
3.2		Bylaws of the Company. Incorporated by reference from Form 8-A dated March 1, 2006.
4.1		Indenture dated as of October 10, 2003 between Mercer International Inc. and Wells Fargo Bank Minnesota, N.A. Incorporated by reference from Form 8-K dated October 15, 2003.
4.2		Indenture dated as of December 10, 2004 between Mercer International Inc. and Wells Fargo Bank, N.A. Incorporated by reference from Form S-3 filed December 10, 2004.
4.3		First Supplemental Indenture dated February 14, 2005 to Indenture dated December 10, 2004 between Mercer International Inc. and Wells Fargo Bank, N.A. Incorporated by reference from Form 8-K dated February 17, 2005.
10.1		Amended and Restated 1992 Stock Option Plan. Incorporated by reference from Form S-8 dated March 2, 2000.
10	.2*	2002 Employee Incentive Bonus Plan.
10.3		Project Financing Facility Agreement dated August 26, 2002 between Zellstoff Stendal GmbH and Bayerische Hypo-und Vereinsbank AG. Incorporated by reference from Form 8-K dated September 10, 2002.
10.4		Shareholders’ Undertaking Agreement dated August 26, 2002 among Mercer International Inc., Stendal Pulp Holdings GmbH, RWE Industrie-Lösungen GmbH, AIG Altmark Industrie AG and FAHR Beteiligungen AG and Zellstoff Stendal GmbH and Bayerische Hypo-und Vereinsbank AG. Incorporated by reference from Form 8-K dated September 10, 2002.
10	.5*	Shareholders’ Agreement dated August 26, 2002 among Zellstoff Stendal GmbH, Stendal Pulp Holdings GmbH, RWE Industrie-Lösungen GmbH and FAHR Beteiligungen AG.
10	.6*	Contract for the Engineering, Design, Procurement, Construction, Erection and Start-Up of a Kraft Pulp Mill between Zellstoff Stendal GmbH and RWE Industrie-Lösungen GmbH dated August 26, 2002. Certain non-public information has been omitted from the appendices to Exhibit 10.16 pursuant to a request for confidential treatment filed with the SEC. Such non-public information was filed with the SEC on a confidential basis. The SEC approved the request for confidential treatment in January 2004.
10	.7*	Form of Trustee’s Indemnity Agreement between Mercer International Inc. and its Trustees.
10.8		Employment Agreement dated for reference August 7, 2003 between Mercer International Inc. and David Gandossi. Incorporated by reference from Form 8-K dated August 11, 2003.
10.9		Employment Agreement effective as of April 28, 2004 between Mercer International Inc. and Jimmy S.H. Lee. Incorporated by reference from Form 8-K dated April 28, 2004.
10.10		2004 Stock Incentive Plan. Incorporated by reference from Form S-8 dated June 15, 2004.

Exhibit
No.		Description of Exhibit

10.11		Asset Purchase Agreement by and among Mercer International Inc., 0706906 B.C. Ltd. and KPMG Inc., as receiver of all of the assets and undertakings of Stone Venepal (Celgar) Pulp Inc. dated November 22, 2004. Incorporated by reference from Form 8-K dated November 23, 2004.
10.12		Revolving Credit Facility Agreement dated February 9, 2005 among D&Z Holding GmbH, Zellstoff-und Papierfabrik Rosenthal GmbH & Co. KG, ZPR Beteiligungs GmbH and Bayerische Hypo-und Vereinsbank AG. Incorporated by reference from Form 8-K dated February 17, 2005.
10.13		Shareholders’ Undertaking Agreement dated February 9, 2005 relating to Revolving Credit Facility Agreement. Incorporated by reference from Form 8-K dated February 17, 2005.
10.14		Revolving Term Credit Facility dated for reference May 19, 2006 among Zellstoff Celgar Limited Partnership, as borrower, and the lenders from time to time parties thereto, as lenders and CIT Business Credit Canada Inc., as agent. Incorporated by reference from Form 8-K dated May 30, 2006.
10.15		Employment Agreement dated October 2, 2006 between Stendal Pulp Holding GmbH and Wolfram Ridder. Incorporated by reference from Form 8-K dated October 2, 2006.
10.16		Employment Agreement effective October 16, 2006 between Mercer International Inc. and David Ure dated September 22, 2006. Incorporated by reference from Form 8-K dated October 13, 2006.
10.17		Employment Agreement effective November 6, 2006 between Mercer International Inc. and Claes-Inge Isacson dated September 25, 2006. Incorporated by reference from Form 8-K dated October 13, 2006.
99.1		Exchange Agreement dated December 4, 2006 between Mercer International Inc. and Nisswa Master Fund Ltd. Incorporated by reference from Form 8-K dated December 5, 2006.
99.2		Exchange Agreement dated December 4, 2006 between Mercer International Inc. and CC Arbitrage Ltd. Incorporated by reference from Form 8-K dated December 5, 2006.
21		List of Subsidiaries of Registrant.
23.1		Consent of Independent Chartered Accountants — PricewaterhouseCoopers LLP.
23.2		Consent of Independent Registered Chartered Accountants — Deloitte & Touche LLP.
31.1		Section 302 Certificate of Chief Executive Officer.
31.2		Section 302 Certificate of Chief Financial Officer.
32	.1**	Section 906 Certificate of Chief Executive Officer.
32	.2**	Section 906 Certificate of Chief Financial Officer.

*	Filed in Form 10-K for prior years.

**	In accordance with Release 33-8212 of the Commission, these Certifications: (i) are “furnished” to the Commission and are not “filed” for the purposes of liability under the Securities Exchange Act of 1934, as amended; and (ii) are not to be subject to automatic incorporation by reference into any of the Company’s registration statements filed under the Securities Act of 1933, as amended for the purposes of liability thereunder or any offering memorandum, unless the Company specifically incorporates them by reference therein.