Form 10-Q
period 2008-09-30
MERCER INTERNATIONAL INC.
filed 2008-11-04
CIK 1333274

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑     NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
The Registrant had 36,422,487 shares of common stock outstanding as at November 3, 2008.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
MERCER INTERNATIONAL INC.
INTERIM CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008
(Unaudited)
FORM 10-Q
QUARTERLY REPORT — PAGE 2

MERCER INTERNATIONAL INC.
INTERIM CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands of Euros)

	September 30,	December 31,
	2008	2007
ASSETS
Current assets
Cash and cash equivalents	€75,779	€84,848
Receivables	81,503	89,890
Note receivable, current portion	628	5,896
Inventories (Note 4)	129,965	103,610
Prepaid expenses and other	10,126	6,015

Total current assets	298,001	290,259

Long-term assets
Cash, restricted (Note 8)	13,000	33,000
Property, plant and equipment	904,653	933,258
Investments (Note 8)	646	96
Deferred note issuance and other costs	4,326	5,303
Deferred income tax	25,432	17,624
Note receivable, less current portion	3,650	3,977

	951,707	993,258

Total assets	€1,249,708	€1,283,517

LIABILITIES
Current liabilities
Accounts payable and accrued expenses	€87,315	€87,000
Pension and other post-retirement benefit obligations, current portion	955	493
Debt, current portion	36,599	34,023

Total current liabilities	124,869	121,516

Long-term liabilities
Debt, less current portion	795,445	815,832
Unrealized interest rate derivative losses (Note 8)	17,370	21,885
Pension and other post-retirement benefit obligations (Note 6)	18,361	19,983
Capital leases and other	12,290	8,999
Deferred income tax	29,277	18,640

	872,743	885,339

Total liabilities	997,612	1,006,855

SHAREHOLDERS’ EQUITY
Share capital (Note 7)	203,438	202,844
Additional paid-in capital	461	134
Retained earnings	23,986	37,419
Accumulated other comprehensive income	24,211	36,265

Total shareholders’ equity	252,096	276,662

Total liabilities and shareholders’ equity	€1,249,708	€1,283,517

Commitments and Contingencies (Note 9)
The accompanying notes are an integral part of these interim consolidated financial statements.
FORM 10-Q
QUARTERLY REPORT — PAGE 3

MERCER INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands of Euros, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Revenues	€178,603	€191,111	€528,289	€537,245

Costs and expenses
Operating costs	144,762	148,529	427,105	426,831
Operating depreciation and amortization	14,033	14,284	41,668	42,003

	19,808	28,298	59,516	68,411
Selling, general and administrative expenses	9,954	6,841	24,803	22,300
(Sale) purchase of emission allowances	—	—	—	(766)

Operating income from continuing operations	9,854	21,457	34,713	46,877

Other income (expense)
Interest expense	(16,424)	(17,299)	(49,057)	(54,108)
Investment income (loss)	(2,031)	1,491	(300)	3,786
Foreign exchange gain (loss) on debt	(9,560)	4,626	(3,291)	7,229
Realized gain on derivative instruments (Note 5)	—	—	—	6,820
Unrealized gain (loss) on derivative instruments (Note 5)	(8,215)	(5,696)	4,515	12,156

Total other income (expense)	(36,230)	(16,878)	(48,133)	(24,117)

Income (loss) before income taxes and minority interest from continuing operations	(26,376)	4,579	(13,420)	22,760
Income tax benefit (provision) — current	(231)	(144)	(68)	(877)
— deferred	6,144	7,013	(2,982)	(5,959)

Income (loss) before minority interest from continuing operations	(20,463)	11,448	(16,470)	15,924
Minority interest	3,290	(742)	3,037	(785)

Net income (loss) from continuing operations	(17,173)	10,706	(13,433)	15,139
Net income (loss) from discontinued operations	—	(10)	—	(198)

Net income (loss)	(17,173)	10,696	(13,433)	14,941

Retained earnings, beginning of period	41,159	19,485	37,419	15,240

Retained earnings, end of period	€23,986	€30,181	€23,986	€30,181

Net income (loss) from continuing operations per share (Note 3):
Basic	€(0.47)	€0.30	€(0.37)	€0.42

Diluted	€(0.47)	€0.26	€(0.37)	€0.40

Net income (loss) per share:
Basic	€(0.47)	€0.29	€(0.37)	€0.41

Diluted	€(0.47)	€0.26	€(0.37)	€0.39

The accompanying notes are an integral part of these interim consolidated financial statements.
FORM 10-Q
QUARTERLY REPORT — PAGE 4

MERCER INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands of Euros)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Net income (loss)	€(17,173)	€10,696	€(13,433)	€14,941

Other comprehensive income (loss):
Foreign currency translation adjustment	(3,992)	11,665	(12,040)	29,919
Unrealized (losses) gains on securities arising during the period	8	(16)	(14)	71

Other comprehensive (loss) income	(3,984)	11,649	(12,054)	29,990

Total comprehensive (loss) income	€(21,157)	€22,345	€(25,487)	€44,931

The accompanying notes are an integral part of these interim consolidated financial statements.
FORM 10-Q
QUARTERLY REPORT — PAGE 5

MERCER INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands of Euros)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Cash flows from (used in) operating activities:
Net income (loss)	€(17,173)	€10,696	€(13,433)	€14,941
Adjustments to reconcile net income to cash flows from operating activities
Unrealized (gain) loss on derivatives	8,215	5,696	(4,515)	(12,156)
Foreign exchange (gain) loss on debt	9,560	(4,626)	3,291	(7,229)
Loss (gain) on sale of assets	177	151	(781)	128
Operating depreciation and amortization	14,033	14,284	41,668	42,003
Non-operating amortization	70	67	211	194
Minority interest	(3,290)	742	(3,037)	785
Deferred income taxes	(6,144)	(7,013)	2,982	5,959
Stock compensation expense	213	154	568	350
Pension and other post-retirement expense	497	411	1,502	1,366
Pension and other post-retirement benefit funding	(402)	(367)	(1,527)	(1,201)
Other	108	(37)	(377)	912
Changes in current assets and liabilities
Receivables	18,352	7,407	7,674	(19,314)
Inventories	(19,753)	(1,479)	(27,436)	(31,149)
Accounts payable and accrued expenses	(3,806)	(9,519)	1,995	5,610
Other	(3,546)	659	(2,245)	1,939

Net cash from (used in) operating activities	(2,889)	17,226	6,540	3,138

Cash flows from (used in) investing activities:
Purchase of property, plant and equipment(1)	(9,269)	7,833	(17,130)	(2,704)
Proceeds on sale of property, plant and equipment	271	11	1,884	538
Cash, restricted	20,000	12,000	20,000	24,000
Notes receivable	—	(11)	5,303	4,720

Net cash from (used in) investing activities	11,002	19,833	10,057	26,554

Cash flows from (used in) financing activities:
Repayment of notes payable and debt	(17,132)	(13,412)	(34,023)	(26,865)
Repayment of capital lease obligations	300	(1,646)	(532)	(4,222)
Proceeds from borrowings of notes payable and debt	—	—	8,431	—
Issuance of common shares	—	—	—	305

Net cash from (used in) financing activities	(16,832)	(15,058)	(26,124)	(30,782)

Effect of exchange rate changes on cash and cash equivalents	1,203	(407)	458	1,764

Net increase (decrease) in cash and cash equivalents	(7,516)	21,594	(9,069)	674
Cash and cash equivalents, beginning of period(2)	83,295	48,884	84,848	69,804

Cash and cash equivalents, end of period(3)	€75,779	€70,478	€75,779	€70,478

(1)	2007 includes amounts received in the third quarter of 2007, and recorded as a reduction of property, plant and equipment (approximately €9,100) upon the settlement of the Stendal engineering, procurement and construction (EPC) contract.

(2)	Includes amounts related to discontinued operations of: 2008 — € nil (2007 — €437).

(3)	Includes amounts related to discontinued operations of: 2008 — € nil (2007 — €1,037).
The accompanying notes are an integral part of these interim consolidated financial statements.
FORM 10-Q
QUARTERLY REPORT — PAGE 6

MERCER INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited)
(In thousands of Euros)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Supplemental disclosure of cash flow information:
Cash paid (received) during the period for:
Interest	€26,209	€48,512	€56,975	€66,136
Income taxes	59	(218)	(259)	397
Supplemental schedule of non-cash investing and financing activities:
Acquisition of production and other equipment under capital lease obligations	€1,085	€(127)	€4,784	€2,088
Common shares issued in satisfaction of floating rate note	—	—	—	6,728
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

MERCER INTERNATIONAL INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands of Euros, except per share data)
Note 1. Basis of Presentation (continued)
In February 2008, FASB issued FASB Staff Position No. FAS 157-2 (“FSP 157-2”), Effective Date of FASB Statement No. 157, which provides a one year deferral of the effective date of the statement of Financial Accounting Standards No. 157, Fair Value Measurements (“FAS 157”) for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. In accordance with this interpretation, the Company has only adopted the provisions of FAS 157 with respect to its financial assets and liabilities that are measured at fair value within the financial statements as of December 31, 2007. The provisions of FAS 157 have not been applied to non-financial assets and non-financial liabilities, such as asset retirement obligations.
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

MERCER INTERNATIONAL INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands of Euros, except per share data)
Note 2. Stock-Based Compensation
The Company has a non-qualified stock option plan which provides for options to be granted to officers and employees to acquire a maximum of 3,600,000 common shares including options for 130,000 shares to directors who are not officers or employees. The Company adopted a stock incentive plan which provides for options, stock appreciation rights and restricted shares to be awarded to employees and outside directors to a maximum of 1,000,000 common shares. During the first quarter of 2008, the Company implemented a new form of stock-based compensation called performance stock under its existing stock incentive plan.
Stock Options
Following is a summary of the status of options outstanding at September 30, 2008:

Outstanding Options				Exercisable Options
		Weighted
		Average	Weighted		Weighted
Exercise		Remaining	Average		Average
Price Range	Number	Contractual Life	Exercise price	Number	Exercise Price
(In U.S. Dollars)		(Years)	(In U.S. Dollars)		(In U.S. Dollars)

$5.65 - 6.375	830,000	1.75	$6.29	830,000	$6.29
7.30	30,000	6.75	7.30	30,000	7.30
7.92	68,334	7.00	7.92	68,334	7.92
During the three and nine month periods ended September 30, 2008, no options were exercised, cancelled or expired.
During the nine month period ended September 30, 2007, 30,000 options were exercised at an exercise price of $6.375 and 26,666 options were exercised at an exercise price of $7.92 for cash proceeds of $402,435. 5,000 options were cancelled and 135,000 options expired during the period. The average intrinsic value of the options exercised was $4.58 per option.
FORM 10-Q
QUARTERLY REPORT — PAGE 10

MERCER INTERNATIONAL INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands of Euros, except per share data)
Note 2. Stock-Based Compensation (continued)
Restricted Stock
The fair value of restricted stock is determined based upon the number of shares granted and the quoted price of the Company’s stock on the date of grant. Restricted stock generally vests over two years. Expense is recognized on a straight-line basis over the vesting period. Expense recognized for the three and nine months ended September 30, 2008 were €38 and €139, respectively (2007 — €88 and €231).
As at September 30, 2008, the total remaining unrecognized compensation cost related to restricted stock amounted to approximately €82 (2007 — €173), which will be amortized over their remaining vesting period.
During the three month period ended September 30, 2008, no restricted stock awards were granted to independent directors and officers of the Company (2007 — 21,000). During the nine month period ended September 30, 2008, 21,000 restricted stock awards were granted (2007 — 21,000). There were nil (2007 — nil) restricted stock awards cancelled during the three and nine month periods ended September 30, 2008.
As at September 30, 2008, the total number of restricted stock awards outstanding was 232,685.
Performance Stock
Grants of performance stock comprise rights to receive stock at a future date that are contingent on the Company and the grantee achieving certain performance objectives. During the nine months ended September 30, 2008, potential stock based performance awards totaled 570,615 shares, which vest on December 31, 2010. Expense recognized for the three and nine month periods ended September 30, 2008, was €175 and €429, respectively (2007 — nil and nil).
As at September 30, 2008, the total remaining unrecognized compensation cost associated with the performance stock totaled approximately €1,633 which will be amortized over their remaining vesting period.
FORM 10-Q
QUARTERLY REPORT — PAGE 11

MERCER INTERNATIONAL INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands of Euros, except per share data)
Note 3. Income Per Share

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Net income (loss) from continuing operations — basic	€(17,173)	€10,706	€(13,433)	€15,139
Interest on convertible notes, net of tax	€—	€1,050	€—	€2,956

Net income (loss) from continuing operations — diluted	€(17,173)	€11,756	€(13,433)	€18,095

Net income (loss) from continuing operations per share:
Basic	€(0.47)	€0.30	€(0.37)	€0.42

Diluted	€(0.47)	€0.26	€(0.37)	€0.40

Net income (loss) from continuing operations	€(17,173)	€10,706	€(13,433)	€15,139
Net income (loss) from discontinued operations	—	(10)	—	(198)

Net income (loss) — basic	(17,173)	10,696	(13,433)	14,941
Interest on convertible notes, net of tax	—	1,050	—	2,956

Net income (loss) — diluted	(17,173)	€11,746	€(13,433)	€17,897

Net income (loss) per share:
Basic	€(0.47)	€0.29	€(0.37)	€0.41

Diluted	€(0.47)	€0.26	€(0.37)	€0.39

Weighted average number of common shares outstanding:
Basic	36,422,487	36,284,343	36,388,666	36,012,152
Effect of dilutive instruments:
Stock options and awards	6,066	285,684	70,054	405,326
Convertible notes	—	8,678,065	—	8,920,022

Diluted	36,428,553	45,248,092	36,458,720	45,337,500

The calculation of diluted income per share does not include the exercise of instruments that would have an anti-dilutive effect on earnings per share.
Convertible notes excluded from the calculation of diluted income per share for the three and nine month periods ended September 30, 2008 because they are anti-dilutive represented 8,678,065 shares (2007 — nil). Performance stock excluded from the calculation of diluted income per share for both the three and nine month periods ended September 30, 2008 because they are anti-dilutive represented 285,297 shares (2007 — nil).
FORM 10-Q
QUARTERLY REPORT — PAGE 12

MERCER INTERNATIONAL INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands of Euros, except per share data)
Note 4. Inventories

	September 30, 2008	December 31, 2007

Raw materials	€46,981	€38,045
Finished goods	57,143	43,127
Work in process and other	25,841	22,438

	€129,965	€103,610

Note 5. Derivatives Transactions

	Three Months Ended September 30,
	2008	2007

Realized net gain on foreign exchange derivatives	€—	€—

Unrealized net gain (loss) on interest rate derivatives	€(8,215)	€(5,696)
Unrealized net gain (loss) on foreign exchange derivatives	—	—

Unrealized net gain (loss) on derivative financial instruments	€(8,215)	€(5,696)

	Nine Months Ended September 30,
	2008	2007

Realized net gain (loss) on foreign exchange derivatives	€—	€6,820

Unrealized net gain (loss) on interest rate derivatives	€4,515	€18,089
Unrealized net gain (loss) on foreign exchange derivatives	—	(5,933)

Unrealized net gain (loss) on derivative financial instruments	€4,515	€12,156

FORM 10-Q
QUARTERLY REPORT — PAGE 13

MERCER INTERNATIONAL INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands of Euros, except per share data)
Note 6. Pension and Other Post-Retirement Benefit Obligations
Included in pension and other post-retirement benefit obligations are amounts related to the Company’s Celgar and German mills.
The largest component of this obligation is with respect to the Celgar mill which maintains defined benefit pension and post-retirement benefit plans for certain employees. Pension benefits are based on employees’ earnings and years of service. The pension plans are funded by contributions from the Company based on actuarial estimates and statutory requirements. Pension contributions for the three and nine month periods ended September 30, 2008 totaled €402 and €1,527, respectively (2007 — €367 and €1,201).
The Company anticipates based on actuarial estimates that it will make contributions to the defined benefit pension plan of approximately €1,614 (C$2.5 million) in 2008.
Effective December 31, 2008, the defined benefit plan will be closed to new members. In addition, the defined benefit service accrual will cease on December 31, 2008, and members will begin to accrue benefits under a new defined contribution plan effective January 1, 2009.

	Three Months Ended September 30,
	2008		2007
		Post-		Post-
	Pension	Retirement	Pension	Retirement
	Benefits	Benefits	Benefits	Benefits

Service cost	€197	€125	€215	€121
Interest cost	339	200	349	190
Expected return on plan assets	(385)	—	(428)	—
Recognized net loss	—	21	—	16

Net periodic benefit cost	€151	€346	€136	€327

	Nine Months Ended September 30,
	2008		2007
		Post-		Post-
	Pension	Retirement	Pension	Retirement
	Benefits	Benefits	Benefits	Benefits

Service cost	€596	€379	€623	€351
Interest cost	1,025	605	1,014	551
Expected return on plan assets	(1,165)	—	(1,241)	—
Recognized net loss	—	62	—	46

Net periodic benefit cost	€456	€1,046	€396	€948

FORM 10-Q
QUARTERLY REPORT — PAGE 14

MERCER INTERNATIONAL INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands of Euros, except per share data)
Note 7. Share Capital
Authorized
Preferred shares with U.S. $1 par value issuable in series: 50,000,000 (2007 — 50,000,000)
     Series A: 2,000,000 (2007 — 2,000,000)
Common shares with U.S. $1 par value: 200,000,000 (2007 — 200,000,000)
Issued and Outstanding
Common shares — 36,422,487 (2007 — 36,285,027)
Note 8. Financial Instruments
The Company adopted FAS 157 effective January 1, 2008. The adoption of FAS 157 resulted in no impact on the Company’s consolidated financial position or results from operations.
The fair value methodologies and, as a result, the fair value of the Company’s investments and derivative instruments are determined based on the fair value hierarchy provided in FAS 157. The fair value hierarchy per FAS 157 is as follows:
Level 1 — Valuations based on quoted prices in active markets for identical assets and liabilities.
Level 2 — Valuations based on observable inputs in active markets for similar assets and liabilities, other than Level 1 prices, such as quoted interest or currency exchange rates.
Level 3 — Valuations based on significant unobservable inputs that are supported by little or no market activity, such as discounted cash flow methodologies based on internal cash flow forecasts.
The Company classified its investments within Level 1 of the valuation hierarchy where quoted prices are available in an active market. The Company also holds highly liquid investments within restricted cash, which are marked to market at the end of each period. Level 1 investments include exchange-traded equities.
The Company’s derivatives are classified within Level 2 of the valuation hierarchy, as they are traded on the over-the-counter market and are valued using internal models that use as their basis readily observable market inputs, such as forward interest rates.
FORM 10-Q
QUARTERLY REPORT — PAGE 15

MERCER INTERNATIONAL INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands of Euros, except per share data)
Note 8. Financial Instruments (continued)
The valuation techniques used by Mercer are based upon observable inputs. Observable inputs reflect market data obtained from independent sources. In addition, the Company considered the risk of non-performance of the obligor, which in some cases reflects the Company’s own credit risk, in determining the fair value of the derivative instruments. The counterparty to our interest rate swap derivative is a multi-national financial institution. The fair value of the interest rate swaps represents the Company’s exposure on the derivative contracts.
The following table presents a summary of the Company’s outstanding financial instruments and their estimated fair values under the hierarchy defined in FAS 157:
Fair value measurements at September 30, 2008 using:

	Quoted prices in		Significant
	active markets	Significant other	unobservable
	for identical assets	observable inputs	inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total

Assets
Investments held in restricted cash (a)	€7,974	—	—	€7,974
Investments (a)	€646	—	—	€646

Total assets	€8,620	—	—	€8,620

Liabilities
Derivatives (b)
- Interest rate swaps	—	€17,370	—	€17,370

(a)	Based on observable market data.

(b)	Based on observable inputs for the liability (interest rates and yield curves observable at specific intervals).
Note 9. Commitments and Contingencies
In April 2008, as part of a new energy project for the Celgar mill, the Company entered into a contract for the purchase of a new 48 megawatt condensing turbine-generator set. The value of the contract is approximately €7,300 (C$11.0 million). The Company has made subsequent payments totaling approximately €1,700 (C$2.8 million). In the third quarter, the Company continued to make progress with the Celgar energy project and as a result has made additional commitments, primarily for equipment totalling approximately €6,200 (C$9.3 million), of which approximately €66 (C$0.1 million) was paid during the period.
In July 2008, as part of a bleaching project line renewal at the Rosenthal mill, the Company entered into a contract for the purchase of equipment. The value of the contract is approximately €4,200, and as at September 30, 2008, the Company had made payments totaling €630.
FORM 10-Q
QUARTERLY REPORT — PAGE 16

MERCER INTERNATIONAL INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands of Euros, except per share data)
Note 10. Restricted Group Supplemental Disclosure
The terms of the indenture governing our 9.25% senior unsecured notes require that we provide the results of operations and financial condition of Mercer International Inc. and our restricted subsidiaries under the indenture, collectively referred to as the “Restricted Group”. As at and during the three and nine months ended September 30, 2008 and 2007, the Restricted Group was comprised of Mercer International Inc., certain holding subsidiaries and our Rosenthal and Celgar mills. The Restricted Group excludes the Stendal mill.
Combined Condensed Balance Sheet

	September 30, 2008
	Restricted	Unrestricted		Consolidated
	Group	Subsidiaries	Eliminations	Group
ASSETS
Current
Cash and cash equivalents	€61,689	€14,090	€—	€75,779
Receivables	37,388	44,115	—	81,503
Note receivable, current portion	628	—	—	628
Inventories	80,543	49,422	—	129,965
Prepaid expenses and other	7,341	2,785	—	10,126

Total current assets	187,589	110,412	—	298,001
Cash, restricted	—	13,000	—	13,000
Property, plant and equipment	370,672	533,981	—	904,653
Other	4,967	5	—	4,972
Deferred income tax	20,321	5,111	—	25,432
Due from unrestricted group	54,646	—	(54,646)	—
Note receivable, less current portion	3,650	—	—	3,650

Total assets	€641,845	€662,509	€(54,646)	€1,249,708

LIABILITIES
Current
Accounts payable and accrued expenses	€49,739	€37,576	€—	€87,315
Pension and other post-retirement benefit obligations, current portion	955	—	—	955
Debt, current portion	—	36,599	—	36,599

Total current liabilities	50,694	74,175	—	124,869
Debt, less current portion	291,372	504,073	—	795,445
Due to restricted group	—	54,646	(54,646)	—
Unrealized derivative loss	—	17,370	—	17,370
Pension and other post-retirement benefit obligations	18,361	—	—	18,361
Capital leases and other	7,599	4,691	—	12,290
Deferred income tax	12,065	17,212	—	29,277

Total liabilities	380,091	672,167	(54,646)	997,612

SHAREHOLDERS’ EQUITY
Total shareholders’ equity (deficit)	261,754	(9,658)	—	252,096

Total liabilities and shareholders’ equity	€641,845	€662,509	€(54,646)	€1,249,708

FORM 10-Q
QUARTERLY REPORT — PAGE 17

MERCER INTERNATIONAL INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands of Euros, except per share data)

Note 10.	Restricted Group Supplemental Disclosure (continued)
Combined Condensed Balance Sheet

	December 31, 2007
	Restricted	Unrestricted		Consolidated
	Group	Subsidiaries	Eliminations	Group
ASSETS
Current
Cash and cash equivalents	€59,371	€25,477	€—	€84,848
Receivables	37,482	52,408	—	89,890
Note receivable, current portion	589	5,307	—	5,896
Inventories	63,444	40,166	—	103,610
Prepaid expenses and other	3,714	2,301	—	6,015

Total current assets	164,600	125,659	—	290,259
Cash, restricted	—	33,000	—	33,000
Property, plant and equipment	385,569	547,689	—	933,258
Other	5,399	—	—	5,399
Deferred income tax	10,852	6,772	—	17,624
Due from unrestricted group	57,457	—	(57,457)	—
Note receivable, less current portion	3,977	—	—	3,977

Total assets	€627,854	€713,120	€(57,457)	€1,283,517

LIABILITIES
Current
Accounts payable and accrued expenses	€43,621	€43,379	€—	€87,000
Pension and other post-retirement benefit obligations, current portion	493	—	—	493
Debt, current portion	—	34,023	—	34,023

Total current liabilities	44,114	77,402	—	121,516
Debt, less current portion	273,589	542,243	—	815,832
Due to restricted group	—	57,457	(57,457)	—
Unrealized derivative loss	—	21,885	—	21,885
Pension and other post-retirement benefit obligations	19,983	—	—	19,983
Capital leases and other	7,033	1,966	—	8,999
Deferred income tax	4,553	14,087	—	18,640

Total liabilities	349,272	715,040	(57,457)	1,006,855

SHAREHOLDERS’ EQUITY
Total shareholders’ equity (deficit)	278,582	(1,920)	—	276,662

Total liabilities and shareholders’ equity	€627,854	€713,120	€(57,457)	€1,283,517

FORM 10-Q
QUARTERLY REPORT — PAGE 18

MERCER INTERNATIONAL INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands of Euros, except per share data)

Note 10.	Restricted Group Supplemental Disclosure (continued)
Combined Condensed Statements of Operations

	Three Months Ended September 30, 2008
	Restricted	Unrestricted		Consolidated
	Group	Subsidiaries	Eliminations	Group
Revenues	€102,604	€75,999	€—	€178,603

Operating costs	88,718	56,044	—	144,762
Operating depreciation and amortization	7,333	6,700	—	14,033
Selling, general and administrative expenses	6,585	3,369	—	9,954

	102,636	66,113	—	168,749

Operating income (loss) from continuing operations	(32)	9,886	—	9,854

Other income (expense)
Interest expense	(8,617)	(10,719)	2,912	(16,424)
Investment income (loss)	3,609	(2,728)	(2,912)	(2,031)
Foreign exchange gain (loss) on debt	(9,560)	—	—	(9,560)
Derivative financial instruments	—	(8,215)	—	(8,215)

Total other income (expense)	(14,568)	(21,662)	—	(36,230)

Income (loss) before income taxes and minority interest from continuing operations	(14,600)	(11,776)	—	(26,376)
Income tax benefit (provision)	5,173	740	—	5,913

Income (loss) before minority interest from continuing operations	(9,427)	(11,036)	—	(20,463)
Minority interest	—	3,290	—	3,290

Net income (loss)	€(9,427)	€(7,746)	€—	€(17,173)

	Three Months Ended September 30, 2007
	Restricted	Unrestricted		Consolidated
	Group	Subsidiaries	Eliminations	Group
Revenues	€106,530	€84,581	€—	€191,111

Operating costs	84,545	63,984	—	148,529
Operating depreciation and amortization	7,419	6,865	—	14,284
Selling, general and administrative expenses	3,610	3,231	—	6,841

	95,574	74,080	—	169,654

Operating income (loss) from continuing operations	10,956	10,501	—	21,457

Other income (expense)
Interest expense	(6,996)	(11,240)	937	(17,299)
Investment income (loss)	1,321	1,107	(937)	1,491
Foreign exchange gain (loss) on debt	4,545	81	—	4,626
Derivative financial instruments, net	—	(5,696)	—	(5,696)

Total other income (expense)	(1,130)	(15,748)	—	(16,878)

Income (loss) before income taxes and minority interest from continuing operations	9,826	(5,247)	—	4,579
Income tax benefit (provision)	(783)	(7,652)	—	(6,869)

Income before minority interest from continuing operations	9,043	2,405	—	11,448
Minority interest	—	(742)	—	(742)

Net income (loss) from continuing operations	9,043	1,663	—	10,706
Net income (loss) from discontinued operations	(10)	—	—	(10)

Net income (loss)	€9,033	€1,663	€—	€10,696

FORM 10-Q
QUARTERLY REPORT — PAGE 19

MERCER INTERNATIONAL INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands of Euros, except per share data)

Note 10.	Restricted Group Supplemental Disclosure (continued)
Combined Condensed Statements of Operations

	Nine Months Ended September 30, 2008
	Restricted	Unrestricted		Consolidated
	Group	Subsidiaries	Eliminations	Group
Revenues	€301,400	€226,889	€—	€528,289

Operating costs	254,312	172,793	—	427,105
Operating depreciation and amortization	21,528	20,140	—	41,668
Selling, general and administrative expenses	15,194	9,609	—	24,803
(Sale) purchase of emission allowances	—	—	—	—

	291,034	202,542	—	493,576

Operating income (loss) from continuing operations	10,366	24,347	—	34,713

Other income (expense)
Interest expense	(19,769)	(32,200)	2,912	(49,057)
Investment income (loss)	4,972	(2,360)	(2,912)	(300)
Foreign exchange gain (loss) on debt	(3,181)	(110)	—	(3,291)
Derivative financial instruments	—	4,515	—	4,515

Total other income (expense)	(17,978)	(30,155)	—	(48,133)

Income (loss) before income taxes and minority interest from continuing operations	(7,612)	(5,808)	—	(13,420)
Income tax benefit (provision)	1,716	(4,766)	—	(3,050)

Income (loss) before minority interest from continuing operations	(5,896)	(10,574)	—	(16,470)
Minority interest	—	3,037	—	3,037

Net income (loss)	€(5,896)	€(7,537)	€—	€(13,433)

	Nine Months Ended September 30, 2007
	Restricted	Unrestricted		Consolidated
	Group	Subsidiaries	Eliminations	Group
Revenues	€310,770	€226,475	€—	€537,245

Operating costs	248,292	178,539	—	426,831
Operating depreciation and amortization	21,080	20,923	—	42,003
Selling, general and administrative expenses	12,315	9,985	—	22,300
(Sale) purchase of emission allowances	(268)	(498)	—	(766)

	281,419	208,949	—	490,368

Operating income (loss) from continuing operations	29,351	17,526	—	46,877

Other income (expense)
Interest expense	(21,414)	(35,472)	2,778	(54,108)
Investment income (loss)	3,761	2,803	(2,778)	3,786
Foreign exchange gain (loss) on debt	6,808	421	—	7,229
Derivative financial instruments, net	—	18,976	—	18,976

Total other income (expense)	(10,845)	(13,272)	—	(24,117)

Income (loss) before income taxes and minority interest from continuing operations	18,506	4,254	—	22,760
Income tax benefit (provision)	(4,933)	(1,903)	—	(6,836)

Income (loss) before minority interest from continuing operations	13,573	2,351	—	15,924
Minority interest	—	(785)	—	(785)

Net income (loss) from continuing operations	13,573	1,566	—	15,139
Net income (loss) from discontinued operations	(198)	—	—	(198)

Net income (loss)	€13,375	€1,566	€—	€14,941

FORM 10-Q
QUARTERLY REPORT — PAGE 20

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
In this document: (i) unless the context otherwise requires, references to “we”, “our”, “us”, the “Company” or “Mercer” mean Mercer International Inc. and its subsidiaries; (ii) references to “Mercer Inc.” mean the Company excluding its subsidiaries; (iii) information is provided as of September 30, 2008, unless otherwise stated; (iv) all references to monetary amounts are to “Euros”, the lawful currency adopted by most members of the European Union, unless otherwise stated; (v) “€” refers to Euros, “$” refers to U.S. dollars and C$ refers to Canadian dollars; and (vi) “ADMTs” refers to air-dried metric tonnes.
We operate three NBSK pulp mills through our wholly owned subsidiaries, Rosenthal and Celgar, and our 70.6% owned subsidiary, Stendal, which have a consolidated annual production capacity of approximately 1.4 million ADMTs.
The following discussion and analysis of our results of operations and financial condition for the three and nine months ended September 30, 2008 should be read in conjunction with our interim consolidated financial statements and related notes included in this quarterly report, as well as our most recent annual report on Form 10-K for the fiscal year ended December 31, 2007 filed with the SEC.
Results of Operations
Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007
Selected production, sales and exchange rate data for the three months ended September 30, 2008 and 2007 is as follows:

	Three Months Ended September 30,
	2008	2007
Pulp Production (‘000 ADMTs)	368.4	361.0

Scheduled Production Downtime (‘000 ADMTs)	9.0	8.0

Pulp Sales (‘000 ADMTs)	363.8	363.5

Revenues (in millions)	€178.6	€191.1

NBSK pulp list prices in Europe ($/ADMT)	$878	$810
NBSK pulp list prices in Europe (€/ADMT)	€585	€589
Average pulp sales realizations (€/ADMT)(1)	€484	€520
Average Spot Currency Exchange Rates
€ / $(2)	0.6658	0.7268
C$ / $(2)	1.0416	1.0446
C$ / €(3)	1.5620	1.4367

(1)	List price less discounts and commissions.

(2)	Average Federal Reserve Bank of New York noon spot rate over the reporting period.

(3)	Average Bank of Canada noon spot rate over the reporting period.
Revenues for the three months ended September 30, 2008 decreased by 6.5% to €178.6 million from €191.1 million in the comparative quarter of 2007, due to the weaker U.S. dollar in the current quarter which more than offset higher pulp prices.
List prices for NBSK pulp in Europe were approximately €585 ($878) per ADMT in the third quarter of 2008 compared to approximately €589 ($810) in the third quarter of 2007, €586 ($880) in the first quarter of 2008 and €576 ($900) in the second quarter of 2008. List prices, which had been improving in 2008, started declining towards the latter part of the third quarter as a result of slowing global economies and, in particular, lower demand in China.
FORM 10-Q
QUARTERLY REPORT — PAGE 21

Pulp sales volume remained largely unchanged at 363,775 ADMTs in the current quarter compared to 363,523 ADMTs in the comparative period of 2007.
Average pulp sales realizations decreased by 6.9% to €484 per ADMT in the third quarter of 2008 from €520 per ADMT in the third quarter of 2007 as higher pulp prices were more than offset by the continued weakness in the U.S. dollar during the current quarter.
Partially offsetting the recent declines in pulp prices has been the appreciation of the U.S. dollar versus the Euro and the Canadian dollar which commenced in the latter part of the third quarter and has continued into the fourth quarter. Specifically, since the end of the third quarter to date, the Euro and the Canadian dollar have decreased by approximately 8.1% and 8.5%, respectively, in value against the U.S. dollar. A stronger U.S. dollar is beneficial to us because, although NBSK pulp is primarily quoted in U.S. dollars, our production costs are principally incurred in Euros and Canadian dollars.
Pulp production increased marginally to 368,378 ADMTs in the current quarter from 360,986 ADMTs in the same period of 2007, as all of our mills performed generally well. In the third quarter of 2008, we had a total of 10 days scheduled maintenance downtime at our mills, compared to 9 days in the same period last year.
During the third quarter of 2008, our raw material inventories increased to €47.0 million from €30.8 million at the end of the prior quarter as we built up inventories in anticipation of a slower winter harvesting season. Our pulp inventories increased to €57.1 million in the third quarter of 2008 from €52.2 million at the end of the prior quarter. Pulp inventories at our Celgar mill increased as sales to China slowed considerably in the latter part of the third quarter as a result of the build-up of pulp stocks by Chinese buyers earlier this year. Pulp inventories at our Rosenthal and Stendal mills were generally consistent with the second quarter.
Costs and expenses in the third quarter of 2008 decreased marginally to €168.7 million from €169.7 million in the comparative quarter of 2007.
On average, fiber costs increased by approximately 2.6% in the third quarter of 2008 versus the same period in 2007. Our fiber costs in Germany decreased slightly in the current quarter from the comparative period of 2007 as the sustained production curtailments by German sawmills and large parts of the European board industry continue and demand for fiber remains generally low. Fiber costs at our Celgar mill increased in the current quarter from the prior quarter and the same period last year as a result of increased whole log chipping and higher freight costs incurred in the delivery of wood chips to the mill. Overall, we currently expect fiber prices in Germany in the fourth quarter and early part of 2009 to remain generally level with third quarter prices. Fiber costs at our Celgar mill are also expected to remain at current levels in the near term and to decrease as we move into 2009 as a result of fiber initiatives implemented at the mill including improvements in transportation logistics and woodroom efficiencies.
We recorded no contribution to income from the sale of emission allowances for the three months ended September 30, 2008 and 2007 as a result of weak markets and prices for the sale of emission allowances. In the third quarter of 2008, sales of surplus energy were approximately 7.2% higher than in the comparative quarter of 2007.
FORM 10-Q
QUARTERLY REPORT — PAGE 22

Operating depreciation and amortization decreased marginally to €14.0 million from €14.3 million in the comparative quarter of 2007.
For the third quarter of 2008, operating income decreased to €9.9 million from €21.5 million in the comparative quarter of 2007, primarily due to lower sales realizations.
Interest expense in the third quarter of 2008 decreased to €16.4 million from €17.3 million in the year ago period, primarily due to lower levels of borrowing.
We recorded an unrealized loss of €8.2 million before minority interests on our interest rate derivatives during the third quarter of 2008. In the comparative quarter of 2007, we recorded an unrealized loss of €5.7 million before minority interests on our then outstanding interest rate derivatives.
In the third quarter of 2008, we recorded an unrealized loss of €9.6 million on our foreign currency denominated debt, compared to an unrealized gain of €4.6 million in the same period of 2007.
In the third quarter of 2008, the minority shareholder’s proportionate interest in the Stendal mill’s loss for the period was €3.3 million, compared to €0.7 million of income in the third quarter of 2007.
We reported a net loss from continuing operations for the third quarter of 2008 of €17.2 million, or €0.47 per basic and diluted share. In the third quarter of 2007, we reported net income from continuing operations of €10.7 million, or €0.30 per basic share and €0.26 per diluted share.
Operating EBITDA decreased to €24.0 million in the third quarter of 2008 from €35.8 million in the three months ended September 30, 2007.
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
QUARTERLY REPORT — PAGE 23

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
The following table provides a reconciliation of net income from continuing operations to Operating EBITDA for the periods indicated:

	Three Months Ended
	September 30,
	2008	2007
	(in thousands)
Net income (loss) from continuing operations	€(17,173)	€10,706
Minority interest	(3,290)	742
Income taxes (benefits)	(5,913)	(6,869)
Interest expense	16,424	17,299
Investment (income) loss	2,031	(1,491)
Unrealized foreign exchange loss (gain) on debt	9,560	(4,626)
Derivative financial instruments	8,215	5,696

Operating income from continuing operations	9,854	21,457
Add: Depreciation and amortization	14,103	14,351

Operating EBITDA	€23,957	€35,808

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007
Selected production, sales and exchange rate data for the nine months ended September 30, 2008 and 2007 is as follows:

	Nine Months Ended September 30,
	2008	2007
Pulp Production (‘000 ADMTs)	1,086.1	1,034.6

Scheduled Production Downtime (‘000 ADMTs)	26.0	46.0

Pulp Sales (‘000 ADMTs)	1,059.2	1,029.7

Revenues (in millions)	€528.3	€537.2

NBSK pulp list prices in Europe ($/ADMT)	$886	$783
NBSK pulp list prices in Europe (€/ADMT)	€582	€582
Average pulp sales realizations (€/ADMT)(1)	€493	€517
Average Spot Currency Exchange Rates
€ / $(2)	0.6572	0.7435
C$ / $(2)	1.0185	1.1048
C$ / €(3)	1.5486	1.4844

(1)	List price less discounts and commissions.

(2)	Average Federal Reserve Bank of New York noon spot rate over the reporting period.

(3)	Average Bank of Canada noon spot rate over the reporting period.
FORM 10-Q
QUARTERLY REPORT — PAGE 24

Revenues for the nine months ended September 30, 2008 decreased to €528.3 million from €537.2 million in the comparative period of 2007, as higher sales volumes and pulp prices were more than offset by the weaker U.S. dollar versus the Euro in the current period.
List prices for NBSK pulp in Europe were approximately €582 ($886) per ADMT in the first nine months of 2008 compared to approximately €582 ($783) in the first nine months of 2007.
Pulp sales volume increased to 1,059,212 ADMTs in the first nine months of 2008 from 1,029,674 ADMTs in the first nine months of 2007.
Average pulp sales realizations were €493 per ADMT in the first nine months of 2008 compared to €517 per ADMT in the comparative period of 2007, primarily as a result of the weakness of the U.S. dollar versus the Euro during the period.
Pulp production in the first nine months of 2008 increased to 1,086,078 ADMTs from 1,034,592 ADMTs in the same period of 2007, as all of our mills performed generally well. In the first nine months of 2008, we had a total of 22 days scheduled maintenance downtime at our mills, compared to 33 days in the same period last year.
During the first nine months of 2008, our raw material inventories increased to €47.0 million from €38.0 million at the end of 2007. Our pulp inventories increased to €57.1 million in the third quarter of 2008 from €43.1 million at the end of 2007.
Costs and expenses in the first nine months of 2008 increased to €493.6 million from €490.4 million in the comparative period of 2007.
On average, fiber costs decreased by approximately 1.5% in the first nine months of 2008 versus the same period in 2007. Our fiber costs in Germany were approximately 3.3% lower compared to the same period last year as lower demand for fiber from the European board industry reduced pressure on pricing. At our Celgar mill fiber costs increased almost 12.6% from the third quarter of 2007 as the deterioration of the North American housing and lumber markets sharply reduced sawmilling activity and residual chip supply requiring Celgar to increase its levels of whole log chipping. Celgar’s fiber costs were also negatively affected by higher freight costs incurred in the delivery of wood chips to the mill.
We recorded no contribution to income from the sale of emission allowances for the nine months ended September 30, 2008 compared to €0.8 million in the same period last year as a result of weak markets and prices for the sale of emission allowances. In the first nine months of 2008, sales of surplus energy were approximately 9.8% higher than in the same period of 2007.
Operating depreciation and amortization decreased marginally to €41.7 million in the first nine months of 2008 from €42.0 in the same period last year.
For the first nine months of 2008, operating income decreased to €34.7 million from €46.9 million in the comparative period of 2007.
Interest expense in the first nine months of 2008 decreased to €49.1 million from €54.1 million in the year ago period, primarily due to a lower level of borrowing.
FORM 10-Q
QUARTERLY REPORT — PAGE 25

We recorded an unrealized gain of €4.5 million before minority interests on our interest rate derivatives during the first nine months of 2008. In the comparative period of 2007, we recorded a gain of €19.0 million before minority interests on our then outstanding derivatives, which included a realized gain of €6.8 million from the settlement of currency swaps.
In the first nine months of 2008, we recorded a loss of €3.3 million on our foreign currency denominated debt, compared to a gain of €7.2 million in the comparative period of 2007.
In the first nine months of 2008, the minority shareholder’s proportionate interest in the Stendal mill’s loss for the period was €3.0 million, compared to €0.8 million of income in the same period of 2007.
We reported a net loss from continuing operations for the first nine months of 2008 of €13.4 million, or €0.37 per basic and diluted share. In the first nine months of 2007, we reported net income from continuing operations of €15.1 million, or €0.42 per basic share and €0.40 per diluted share.
Operating EBITDA was €76.6 million in the first nine months of 2008 from €89.1 million in the nine months ended September 30, 2007. Operating EBITDA has significant limitations as an analytical tool, and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. See the discussion of our results for the three months ended September 30, 2008 for additional information relating to Operating EBITDA.
The following table provides a reconciliation of net income from continuing operations to Operating EBITDA for the periods indicated:

	Nine Months Ended
	September 30,
	2008	2007
	(in thousands)
Net income (loss) from continuing operations	€(13,433)	€15,139
Minority interest	(3,037)	785
Income taxes (benefits)	3,050	6,836
Interest expense	49,057	54,108
Investment (income) loss	300	(3,786)
Unrealized foreign exchange (gain) loss on debt	3,291	(7,229)
Derivative financial instruments	(4,515)	(18,976)

Operating income from continuing operations	34,713	46,877
Add: Depreciation and amortization	41,879	42,197

Operating EBITDA	€76,592	€89,074

FORM 10-Q
QUARTERLY REPORT — PAGE 26

Liquidity and Capital Resources
The following table is a summary of selected financial information for the periods indicated:

	As at	As at
	September 30,	December 31,
	2008	2007
	(in thousands)
Financial Position
Cash and cash equivalents	€75,779	€84,848
Working capital	173,132	168,743
Property, plant and equipment	904,653	933,258
Total assets	1,249,708	1,283,517
Long-term liabilities	872,743	885,339
Shareholders’ equity	252,096	276,662
As at September 30, 2008 and December 31, 2007, our cash and cash equivalents were €75.8 million and €84.8 million, respectively. We also had €13.0 million of restricted cash in a debt service account related to the financing for the Stendal mill at the end of the third quarter of 2008 compared to €33.0 million at December 31, 2007. As at September 30, 2008, we had not drawn any amount under the €40.0 million Rosenthal revolving term credit facility and had drawn approximately C$35.2 million under the C$40.0 million Celgar revolving credit facility.
We expect to meet our interest and debt service obligations and the working and maintenance capital requirements for our operations, other than the Stendal mill, from cash flow from operations, cash on hand and the two revolving working capital facilities for the Rosenthal and Celgar mills.
The following summary of certain selected provisions of our credit facilities is not complete and these provisions, including definitions of certain terms, are qualified in their entirety by reference to the credit facilities and applicable amendments on file with the SEC.
The Celgar revolving working facility had an initial three-year term and matures in May 2009. It may be extended by our Celgar mill for successive one-year periods upon request and lender acceptance. The maximum amount available under the Celgar facility is C$40.0 million, subject to borrowing base limitations equal to 85% of eligible accounts receivable and a percentage of eligible inventory varying between 65% and 85%. The facility is secured by a first fixed charge on the Celgar mill’s working capital and is guaranteed by Mercer Inc. No security is granted upon the equipment, buildings or real property of the Celgar mill. Advances under the facility are available in Canadian and U.S. dollars. Rates for advances in Canadian and U.S. dollars are equal to a prime rate charged by a Canadian bank plus a margin of 0.50%. Advances are also available under Canadian dollar acceptances and U.S. currency LIBOR rates plus, in each case, a margin of 2.25%. The credit facility is subject to a number of positive and negative covenants customary for credit agreements of this nature including a covenant that, if the excess amount under the credit facility for the Celgar mill is less than C$8.0 million, then until it becomes equal to or greater than such amount, the Celgar mill must maintain a fixed charge coverage ratio of not less than 1.1:1.0 for each 12-month period.
The Rosenthal revolving working capital facility is in the aggregate amount of €40.0 million and matures in February 2010. There is no borrowing base requirement in this facility and it is secured by a first fixed charge on the working capital of the Rosenthal mill. No security is granted upon the equipment, buildings or real property of Rosenthal. Advances are available in Euros or U.S. dollars. Interest accrues based upon the form of advance at LIBOR or EURIBOR plus a margin of 1.55% plus certain other costs incurred by lenders. The agreement contains positive and negative covenants customary to facilities of this type. They include that for the Rosenthal mill the ratio of net debt to EBITDA must not exceed 3:1 in any 12-month period, there must be an interest ratio coverage of EBITDA to interest expense equal to or in excess of 1.4:1 for each six-month period and there must be a current ratio where current assets to current liabilities must equal or exceed 1.1:1.
FORM 10-Q
QUARTERLY REPORT — PAGE 27

We currently expect to meet the capital requirements for the Stendal mill, including working capital, interest and principal service expenses through cash on hand, cash flow from operations and our 70% owned Stendal mill’s loan facility (the “Stendal Facility”). The Stendal Facility was designed as a “project loan facility” for the construction and operation of the Stendal mill. It is non-recourse to Mercer Inc. and our other operating subsidiaries. The Stendal Facility of our Stendal mill is our only credit facility with regularly scheduled principal payments, which are due semi-annually until its maturity in 2017. In 2009, the Stendal Facility provides for semi-annual principal payments of approximately €17.9 million and €18.7 million. In addition to operating cash flow, the Stendal mill also has approximately €13.0 million in its debt service reserve account to assist with scheduled payments. Additionally, under the Stendal Facility, the Stendal mill is permitted, at its option, to implement one six-month deferral of scheduled principal payments. As the Stendal Facility is the only credit facility which currently has scheduled principal payments, Stendal has had initial discussions with its lenders to provide for greater financial flexibility given the current distress and uncertainty facing global world markets.
Our expectations as to our liquidity are based upon current market conditions and, in particular, current and expected future pulp pricing and foreign exchange rates.
Operating Activities
Operating activities in the first nine months of 2008 provided cash of €6.5 million, compared to €3.1 million in the comparative period of 2007. A decrease in receivables provided cash of €7.7 million in the first nine months of 2008, compared to using cash of €19.3 million in the comparative period of 2007. An increase in inventories used cash of €27.4 million in the first nine months of 2008, compared to €31.1 in the same period of 2007.
Working capital is subject to cyclical operating needs, such as the timing of collections and sales and the payment of payables.
Investing Activities
Investing activities in the first nine months of 2008 provided cash of €10.1 million in large part due to a drawdown of funds in our debt service reserve account to repay principal and interest under the Stendal Facility. The repayment of notes receivable provided cash of €5.3 million and the sale of equipment provided cash of €1.9 million. In the nine months ended September 30, 2007 investing activities provided cash of €26.6 million primarily due to a drawdown of funds in our debt service reserve account under the Stendal facility.
In the first nine months of 2008, capital expenditures, including expenditures related to the Celgar energy project and woodroom upgrade as well as the renewal of a bleaching line at our Rosenthal mill, used cash of €17.1 million. In the same period last year, capital expenditures used €2.7 million which included approximately €9.1 million received in the third quarter of 2007 in connection with the settlement of the Stendal engineering, procurement and construction contract, which was recorded as a reduction of property, plant and equipment.
FORM 10-Q
QUARTERLY REPORT — PAGE 28

Financing Activities
Financing activities used cash of €26.1 million in the nine months ended September 30, 2008, as we paid €34.0 million in scheduled repayments of indebtedness under the Stendal Facility in the first nine months of 2008. In the comparative period in 2007, financing activities used cash of €30.8 million primarily due to scheduled repayments under the Stendal Facility.
Other than commitments totaling approximately €13.5 million relating to the energy project at our Celgar mill which we entered into in the first nine months of 2008, and contracts totaling approximately €4.2 million to purchase equipment for Rosenthal’s bleach plant project, we have no material commitments to acquire assets or operating businesses. We anticipate that there will be acquisitions of businesses or commitments to projects in the future. To achieve our long-term goals of expanding our asset and earnings base through the acquisition of interests in companies and assets in the pulp and paper and related businesses, and organically through high return capital expenditures at our operating facilities, we will require substantial capital resources. The required necessary resources for such long-term goals will be generated from cash flow from operations, cash on hand, the sale of securities and/or assets, and borrowing against our assets.
Contractual Obligations and Commitments
There were no material changes outside the ordinary course to any of our contractual obligations during the first nine months of 2008.
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
FORM 10-Q
QUARTERLY REPORT — PAGE 29

In the nine months ended September 30, 2008, accumulated other comprehensive income decreased by €12.1 million which was primarily due to the foreign exchange translation.
Based upon the exchange rate at September 30, 2008, the U.S. dollar has increased by approximately 1.0% in value against the Euro since September 30, 2007. See “Quantitative and Qualitative Disclosures about Market Risk”.
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
The following is a discussion of the results of operations and financial condition of the Restricted Group. For further information regarding the Restricted Group including, without limitation, a reconciliation to our consolidated results of operations, see Note 10 of our quarterly interim consolidated financial statements included herein.
Restricted Group Results — Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007
Revenues for the Restricted Group for the three months ended September 30, 2008 decreased to €102.6 million from €106.5 million in the comparative period of 2007, primarily due to the weaker U.S. dollar relative to the Euro which more than offset higher pulp prices.
List prices for NBSK pulp in Europe were approximately €585 ($878) per ADMT in the third quarter of 2008 and approximately €589 ($810) in the same period of 2007.
Pulp sales volume increased to 209,288 ADMTs in the third quarter of 2008 from 201,236 ADMTs in the comparative period of 2007.
Average pulp sales realizations for the Restricted Group were €489 per ADMT in the three months ended September 30, 2008, compared to €528 per ADMT in the comparative period of 2007, as higher pulp prices were more than offset by the weakness in the U.S. dollar during the period.
Pulp production for the Restricted Group increased to 205,628 ADMTs in the third quarter of 2008 from 202,301 ADMTs in the same period of 2007 as our Celgar and Rosenthal mills performed generally well. In the third quarter of 2008, we had a total of 10 days scheduled maintenance downtime at our Rosenthal mill, compared to 9 days in the same period last year.
Pulp inventories for the Restricted Group were higher at September 30, 2008, compared to the same time last year primarily as a result of higher inventories at our Celgar mill which resulted from slowing sales to China in the latter part of the third quarter as a result of the build up of pulp stocks by Chinese buyers earlier this year.
FORM 10-Q
QUARTERLY REPORT — PAGE 30

Cost of sales and general, administrative and other expenses for the Restricted Group in the third quarter of 2008 increased to €102.6 million from €95.6 million in the comparative period of 2007.
Overall, fiber costs of the Restricted Group increased by approximately 8.4% in the third quarter of 2008 versus the same period of 2007. Fiber costs for our Rosenthal mill increased slightly in the third quarter of 2008 from the comparative period of 2007 due to higher prices for sawmill residuals which comprise a significant portion of fiber for the Rosenthal mill. At our Celgar mill fiber costs increased in the third quarter of 2008 as a result of increased whole log chipping and higher freight costs incurred in the delivery of wood chips to the mill.
The Restricted Group recorded no contribution to income from the sale of emission allowances by our Rosenthal mill for the three months ended September 30, 2008 and 2007 as a result of weak markets and prices for the sale of emission allowances. In the current period, sales of surplus energy were approximately 3.4% higher than in the same quarter of 2007.
Operating depreciation and amortization for the Restricted Group remained largely the same at €7.4 million in the third quarter of 2008 and the same period last year.
In the third quarter of 2008, the Restricted Group reported an operating loss of €0.1 million compared to operating income of €11.0 million in the third quarter of 2007, primarily due to lower sales realizations.
Interest expense for the Restricted Group in the third quarter of 2008 increased to €8.6 million from €7.0 million in the same quarter last year due to higher levels of borrowing.
In the third quarter of 2008, the Restricted Group recorded a loss on foreign currency denominated debt of €9.6 million, compared to a gain of €4.5 million in the comparative quarter of 2007.
The Restricted Group reported a net loss from continuing operations for the third quarter of 2008 of €9.4 million. In the third quarter of 2007, the Restricted Group had net income from continuing operations of €9.0 million.
Operating EBITDA for the Restricted Group was €7.4 million in the third quarter of 2008 compared to €18.4 million in the comparative quarter of 2007.
Operating EBITDA is defined as operating income (loss) from continuing operations plus depreciation and amortization and non-recurring capital asset impairment charges. Operating EBITDA has significant limitations as an analytical tool, and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. See the discussion of our results for the three months ended September 30, 2008 for additional information relating to such limitations and Operating EBITDA.
FORM 10-Q
QUARTERLY REPORT — PAGE 31

The following table provides a reconciliation of net income from continuing operations to Operating EBITDA for the Restricted Group for the periods indicated:

	Three Months Ended
	September 30,
	2008	2007
	(in thousands)
Restricted Group
Net income (loss) from continuing operations(1)	€(9,427)	€9,043
Income taxes	(5,173)	783
Interest expense	8,617	6,996
Investment (income) loss	(3,609)	(1,321)
Unrealized foreign exchange (gain) loss on debt	9,560	(4,545)

Operating income (loss) from continuing operations	(32)	10,956
Add: Depreciation and amortization	7,403	7,486

Operating EBITDA(1)	€7,371	€18,442

(1)	See Note 10 of the interim consolidated financial statements included elsewhere herein for a reconciliation to our consolidated results.
Restricted Group Results — Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007
Revenues for the Restricted Group for the nine months ended September 30, 2008 decreased to €301.4 million from €310.8 million in the comparative period of 2007, primarily as a result of the weak U.S. dollar versus the Euro.
List prices for NBSK pulp in Europe were approximately €582 ($886) per ADMT in the first nine months of 2008 and approximately €582 ($783) in the comparative period of 2007.
Pulp sales volume increased to 609,564 ADMTs in the first nine months of 2008 from 589,463 ADMTs in the comparative period of 2007.
Average pulp sales realizations for the Restricted Group were €493 per ADMT in the nine months ended September 30, 2008, compared to €526 per ADMT in the comparative period of 2007, primarily as a result of the weakness of the U.S. dollar versus the Euro during the period.
Pulp production for the Restricted Group increased to 610,338 ADMTs in the first nine months of 2008 from 593,060 ADMTs in the same period of 2007 as our Celgar and Rosenthal mills generally performed well. We had a total of 22 days scheduled maintenance downtime at our Celgar and Rosenthal mills in the nine months ended September 30, 2008 compared to 21 days in the same period last year.
Pulp inventories for the Restricted Group were higher in the first nine months of 2008, compared to the same period last year.
Cost of sales and general, administrative and other expenses for the Restricted Group in the first nine months of 2008 increased to €291.0 million from €281.4 million in the comparative period of 2007.
On average, fiber costs of the Restricted Group increased by approximately 0.6% in the first nine months of 2008 versus the same period of 2007. Fiber costs for our Rosenthal mill declined in the first nine months of 2008 from the comparative period of 2007 as lower demand for fiber from the European board industry reduced pressure on pricing in Germany.
FORM 10-Q
QUARTERLY REPORT — PAGE 32

At our Celgar mill fiber costs were higher in the first nine months of 2008 compared to the same period of 2007 as the deterioration of the North American housing and lumber markets sharply reduced sawmilling activity and residual chip supply requiring Celgar to increase its levels of whole log chipping. Celgar’s fiber costs were also negatively affected by higher freight costs incurred in the delivery of wood chips to the mill.
The Restricted Group recorded no contribution to income from the sale of emission allowances by our Rosenthal mill for the nine months ended September 30, 2008 compared to €0.3 million in the same period last year as a result of weak markets and prices for the sale of emission allowances. In the current period, sales of surplus energy were approximately 4.4% higher than in the same period of 2007.
Operating depreciation and amortization for the Restricted Group increased marginally to €21.5 million in the current period from €21.1 million in the comparative period of 2007.
In the first nine months of 2008, the Restricted Group’s operating income decreased to €10.4 million from €29.4 million in the first nine months of 2007.
Interest expense for the Restricted Group in the first nine months of 2008 decreased to €19.8 million from €21.4 million in the same period last year, primarily as a result of lower levels of borrowing.
In the first nine months of 2008, the Restricted Group recorded a loss of €3.2 million on our foreign currency denominated debt, compared to a gain of €6.8 million in the comparative period of 2007.
The Restricted Group reported a net loss from continuing operations for the first nine months of 2008 of €5.9 million. In the first nine months of 2007, net income from continuing operations for the Restricted Group was €13.6 million.
Operating EBITDA for the Restricted Group was €32.1 million in the first nine months of 2008 compared to €50.6 million in the comparative period of 2007.
Operating EBITDA is defined as operating income (loss) from continuing operations plus depreciation and amortization and non-recurring capital asset impairment charges. Operating EBITDA has significant limitations as an analytical tool, and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. See the discussion of our results for the three months ended September 30, 2008 for additional information relating to such limitations and Operating EBITDA.
FORM 10-Q
QUARTERLY REPORT — PAGE 33

The following table provides a reconciliation of net income from continuing operations to Operating EBITDA for the Restricted Group for the periods indicated:

	Nine Months Ended
	September 30,
	2008	2007
	(in thousands)
Restricted Group
Net income (loss) from continuing operations(1)	€(5,896)	€13,573
Income taxes (benefits)	(1,716)	4,933
Interest expense	19,769	21,414
Investment (income) loss	(4,972)	(3,761)
Unrealized foreign exchange (gain) loss on debt	3,181	(6,808)

Operating income (loss) from continuing operations	10,366	29,351
Add: Depreciation and amortization	21,739	21,274

Operating EBITDA(1)	€32,105	€50,625

(1)	See Note 10 of the interim consolidated financial statements included elsewhere herein for a reconciliation to our consolidated results.
Liquidity and Capital Resources of the Restricted Group
The following table is a summary of selected financial information for the Restricted Group for the periods indicated:

	As at	As at
	September 30,	December 31,
	2008	2007
	(in thousands)
Restricted Group Financial Position(1)
Cash and cash equivalents	€61,689	€59,371
Working capital	136,895	120,486
Property, plant and equipment	370,672	385,569
Total assets	641,845	627,854
Long-term liabilities	329,397	305,158
Shareholders’ equity	261,754	278,582

(1)	See Note 10 of the interim consolidated financial statements included elsewhere herein for a reconciliation to our consolidated results.
At September 30, 2008, the Restricted Group had cash and cash equivalents of €61.7 million, compared to €59.4 million at December 31, 2007. At September 30, 2008, the Restricted Group had working capital of €136.9 million.
As at September 30, 2008, we had not drawn any amount under the Rosenthal revolving term credit facility and had drawn approximately C$35.2 million under the C$40.0 million Celgar revolving credit facility.
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
FORM 10-Q
QUARTERLY REPORT — PAGE 35

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
Demand for pulp has historically been determined by the level of economic growth and has been closely tied to overall business activity. Although pulp prices have improved commencing in the latter part of 2005 and through the first half of 2008, they fell in the third quarter of 2008. We cannot predict the impact of continued economic weakness in world markets or the impact of war, terrorist activity or other events on our markets.
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
Currency
The majority of our sales are in products quoted in U.S. dollars while most of our operating costs and expenses, other than those of the Celgar mill, are incurred in Euros. In addition, all of the products sold by the Celgar mill are quoted in U.S. dollars and the Celgar mill costs are primarily incurred in Canadian dollars. Our results of operations and financial condition are reported in Euros. As a result, our revenues are adversely affected by a decrease in the value of the U.S. dollar relative to the Euro and to the Canadian dollar. Such shifts in currencies relative to the Euro and the Canadian dollar reduce our operating margins and the cash flow available to fund our operations and to service our debt. Conversely, an increase in the U.S. dollar versus the Euro and the Canadian dollar positively impacts our revenues by increasing our operating margins and cash flow.
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
During the first nine months of 2008, we recorded an unrealized gain of €4.5 million before minority interests on our outstanding interest rate derivatives compared to a realized and unrealized gain of €19.0 million in the comparative period of 2007.
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
ITEM 1A. RISK FACTORS
Other than inherent risks associated with the matters listed below, there have been no material changes to the factors disclosed in Item 1A. Risk Factors in our latest annual report on Form 10-K for the fiscal year ended December 31, 2007.
The Celgar green energy project is subject to risks inherent in large capital projects
The new energy project we have commenced at our Celgar mill to increase its production of “green energy” and optimize its power generation capacity is subject to customary risks and uncertainties inherent in large capital projects which could result in the energy project not completing on schedule or as budgeted. Delays to Celgar receiving any operating permits or any required amendments to such permits could result in construction delays, operational deficiencies or funding shortfalls. Furthermore, the Celgar mill could experience operating difficulties or delays during the start-up period when production of “green energy” is being ramped up. The Celgar mill may not achieve our planned power generation or cost projections.
The German Renewable Energy Resources Act is subject to governmental amendment
There can be no assurance that the amendments to Germany’s Renewable Energy Resources Act scheduled to take effect January 1, 2009 will be implemented in their current form. Additional and future amendments to the Act could adversely affect the eligibility of our Rosenthal and Stendal mills to participate in this statutory program and/or the tariffs paid thereunder. As a result we cannot predict with any certainty the amount of future sales of surplus energy we may be able to generate.
Our business is subject to a number of global economic risks
As widely reported, financial markets in the United States, Europe and Asia have been experiencing extreme disruption in recent months, including, among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others. Governments have taken unprecedented actions intended to address extreme market conditions that include severely restricted credit and declines in values of real estate and other asset classes.
The extreme disruption in financial markets can adversely affect our business in several ways. Principally, as pulp demand has historically been determined by the level of economic growth and business activity, financial market disruptions are expected to lead to slowdowns in world economies which generally result in lower demand and prices for our product. Additionally, restricted credit availability restrains our customers’ ability or willingness to purchase our products resulting in lower revenues. Restricted credit availability also can limit us in the way
FORM 10-Q
QUARTERLY REPORT — PAGE 39

we operate our business, our level of inventories and the amount of capital expenditures we may undertake. Any of these changes can adversely affect our operations and our financial performance.
We are unable to predict the likely duration and severity of the current disruption in financial markets and adverse economic conditions on world economies and pulp markets.
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
QUARTERLY REPORT — PAGE 40

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERCER INTERNATIONAL INC.
By:	/s/ David M. Gandossi
David M. Gandossi
Secretary and Chief Financial Officer

Date: November 4, 2008
FORM 10-Q
QUARTERLY REPORT — PAGE 41