Form 10-K
period 2008-12-31
MERCER INTERNATIONAL INC.
filed 2009-03-02
CIK 1333274

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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
Address of Office

Registrant’s telephone number including area code: (604) 684-1099
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $1.00	NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act: None

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

The aggregate market value of the Registrant’s voting and non-voting common equity held by non-affiliates of the Registrant as of June 30, 2008, the last business day of the Registrant’s most recently completed second fiscal quarter, based on the closing price of the voting stock on the NASDAQ Global Market on such date, was approximately $136,769,915.

As of February 27, 2009, the Registrant had 36,422,487 shares of common stock, $1.00 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information that will be contained in the definitive proxy statement for the Registrant’s annual meeting to be held in 2009 is incorporated by reference into Part III of this Form 10-K.

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

	Years Ended December 31,
	2008	2007	2006	2005	2004
	(€/$)

End of period	0.7184	0.6848	0.7577	0.8445	0.7942
High for period	0.8035	0.7750	0.8432	0.8571	0.8473
Low for period	0.6246	0.6729	0.7504	0.7421	0.7339
Average for period	0.6801	0.7294	0.7962	0.8033	0.8040
	(C$/$)
End of period	1.2240	0.9881	1.1653	1.1659	1.2034
High for period	0.9717	0.9168	1.0989	1.1507	1.1775
Low for period	1.2971	1.1852	1.1726	1.2704	1.3970
Average for period	1.0669	1.0740	1.1344	1.2116	1.3017

Effective January 2009, the Noon Buying Rate is now published on a weekly basis by the Federal Reserve Board. On February 20, 2009, the date of the most recent weekly publication of the Daily Noon Buying Rate before the filing of this annual report on Form 10-K, the Noon Buying Rate for the conversion of Euros and Canadian dollars to U.S. dollars was €0.7880 per U.S. dollar and C$1.2543 per U.S. dollar.

In addition, certain financial information relating to our Celgar mill included in this annual report on Form 10-K is stated in Canadian dollars while we report our financial results in Euros. The following table sets out exchange rates, based on the noon rate provided by the Bank of Canada (the “Daily Noon Rate”), for the conversion of Canadian dollars to Euros in effect at the end of the following periods, the average exchange rates during these periods (based on daily noon rates) and the range of high and low exchange rates for these periods:

	Years Ended December 31,
	2008	2007	2006	2005	2004
	(C$/€)

End of period	1.7046	1.4428	1.5377	1.3805	1.6292
High for period	1.4489	1.3448	1.3523	1.3576	1.5431
Low for period	1.7316	1.5628	1.5377	1.6400	1.6915
Average for period	1.5603	1.4690	1.4244	1.5095	1.6169

On February 27, 2009, the Daily Noon Rate for the conversion of Canadian dollars to Euros was C$1.6088 per Euro.

PART I

ITEM 1.  BUSINESS

In this document, please note the following:

•	references to “we”, “our”, “us”, the “Company” or “Mercer” mean Mercer International Inc. and its subsidiaries, unless the context clearly suggests otherwise, and references to “Mercer Inc.” mean Mercer International Inc. excluding its subsidiaries;

•	references to “ADMTs” mean air-dried metric tonnes;

•	information is provided as of December 31, 2008, unless otherwise stated or the context clearly suggests otherwise;

•	all references to monetary amounts are to “Euros”, the lawful currency adopted by most members of the European Union, unless otherwise stated; and

•	‘‘€” refers to Euros; “$” refers to U.S. dollars; and “C$” refers to Canadian dollars.

The Company

General

Mercer Inc. is a Washington corporation and our shares of common stock are quoted and listed for trading on the NASDAQ Global Market (MERC) and the Toronto Stock Exchange (MRI.U).

We operate in the pulp business and are the second largest producer of market northern bleached softwood kraft, or “NBSK”, pulp in the world. We are the sole kraft pulp producer, and the only producer of pulp for resale, known as “market pulp”, in Germany, which is the largest pulp import market in Europe. Our operations are located in Eastern Germany and Western Canada. We currently employ approximately 1,094 people at our German operations, 403 people at our Celgar mill in Western Canada and 18 people at our office in Vancouver, British Columbia, Canada. We operate three NBSK pulp mills with a consolidated annual production capacity of approximately 1.5 million ADMTs:

•	Rosenthal mill. Our wholly-owned subsidiary, Rosenthal, owns and operates a modern, efficient ISO 9002 certified NBSK pulp mill that has a current annual production capacity of approximately 325,000 ADMTs. The Rosenthal mill is located near the town of Blankenstein, Germany.

•	Stendal mill. Our 70.6% owned subsidiary, Stendal, owns and operates a state-of-the-art, single-line NBSK pulp mill that has an annual production capacity of approximately 635,000 ADMTs. The Stendal mill is situated near the town of Stendal, Germany, approximately 300 kilometers north of the Rosenthal mill.

•	Celgar mill. Our wholly owned subsidiary, Celgar, owns and operates the Celgar mill, a modern, efficient ISO 9001 certified NBSK pulp mill with an annual production capacity of approximately 495,000 ADMTs. The Celgar mill is located near the city of Castlegar, British Columbia, Canada, approximately 600 kilometers east of the port city of Vancouver, British Columbia, Canada.

History and Development of Business

We originally invested in various real estate assets with the intention of becoming a real estate investment trust, but in 1985 changed our operational direction to acquiring controlling interests in operating companies. We acquired our initial pulp and paper operations in 1993.

In late 1999, we completed a major capital project which, among other things, converted the Rosenthal mill to the production of kraft pulp from sulphite pulp, increased its annual production capacity, reduced costs and improved efficiencies. The aggregate cost of this project was approximately €361.0 million, of which approximately €102.0 million was financed through government grants. Subsequent minor capital investments and efficiency improvements have reduced emissions and energy costs and increased the Rosenthal mill’s annual production capacity to approximately 325,000 ADMTs.

In September 2004, we completed construction of the Stendal mill at an aggregate cost of approximately €1.0 billion. The Stendal mill is one of the largest NBSK pulp mills in Europe. The Stendal mill was financed through a combination of government grants totaling approximately €275.0 million, low-cost, long-term project debt which is largely severally guaranteed by the federal government and a state government in Germany, and equity contributions.

We initially had a 63.6% ownership interest in Stendal and, in October 2006, increased our interest to 70.6% by acquiring a 7% minority interest therein for €8.1 million.

The Stendal mill was constructed under a €716.0 million fixed-price turn-key engineering, procurement and construction, or “EPC”, contract between Stendal and the EPC contractor. Pursuant to the EPC contract, construction of the Stendal mill was completed substantially on its planned schedule and budget in September 2004. The mill then underwent extensive testing and evaluation to determine whether certain performance requirements had been met. Although the tests were generally successful, in the first quarter of 2005, the EPC contractor implemented remedial measures at the mill, including the installation of two additional digesters and related equipment, improvements to the non-condensable gas, or “NCG”, boiler and water treatment plant. These digesters enhanced the reliability and overall operating performance of the Stendal mill and, along with other measures, increased its annual production capacity to approximately 635,000 ADMTs.

Subsequently, each department of the mill was tested on a stand-alone basis for compliance with its design specifications and, in September 2007, Stendal settled substantially all outstanding matters with its contractors under the EPC contract in consideration of, among other things, a payment of approximately €11.0 million.

We, Stendal and its minority shareholder are parties to a shareholders’ agreement dated August 26, 2002, as amended, to govern our respective interests in Stendal. The agreement contains terms and conditions customary for these types of agreements, including restrictions on transfers of share capital and shareholder loans other than to affiliates, rights of first refusal on share and shareholder loan transfers, pre-emptive rights and piggyback rights on dispositions of our interest. The shareholders are not obligated to fund any further equity capital contributions to the project. The shareholders’ agreement provides that Stendal’s managing directors are appointed by holders of a simple majority of its share capital. Further, shareholder decisions, other than those mandated by law or for the provision of financial assistance to a shareholder, are determined by a simple majority of Stendal’s share capital.

A significant portion of the capital investments at our German mills, including the construction of the Stendal mill, were financed through government grants. Since 1999, our German mills have benefited from an aggregate €383.1 million in government grants. These grants are not reported in our income. These grants reduce the cost basis of the assets purchased when the grants are received. See “— Capital Expenditures”.

In February 2005, we acquired the Celgar mill for $210.0 million, of which $170.0 million was paid in cash and $40.0 million was paid in our shares, plus $16.0 million for the defined working capital at the mill on closing. The Celgar mill was completely rebuilt in the early 1990s through a C$850.0 million modernization and expansion project, which transformed it into a modern and competitive producer.

In 2007, we completed a C$28.0 million capital project commenced in 2005 which improved efficiencies and reliability and, with other measures, increased the Celgar mill’s annual production capacity to 495,000 ADMTs. In 2008, we commenced a new “green” energy project at our Celgar mill to increase the mill’s production of “green” energy and optimize its power generation capacity. For more information, see “— Capital Expenditures”.

In 2006, we divested two paper mills in Germany which were non-core operations and account for this business as discontinued operations. As a result, certain previously reported amounts and the financial statements and related notes herein have been reclassified to conform to the current presentation. In 2006, we also divested our equity interest in a non-consolidated Swiss specialty paper mill. These divestitures were effected so that we could focus on our core pulp business.

Organizational Chart

The following chart sets out our directly and indirectly owned principal operating subsidiaries, their jurisdictions of organization and their principal activities:

Competitive Strengths

Our competitive strengths include the following:

•	Modern and Competitive Mills. We operate three large, modern, competitive NBSK pulp mills that produce high quality NBSK pulp which is a premium grade of kraft pulp. The relative age and production capacity of our NBSK pulp mills provide us with certain manufacturing cost advantages over many of our competitors including lower maintenance capital expenditures.

•	Customer Proximity and Service. We are the only producer of market pulp in Germany, which is the largest pulp import market in Europe. Due to the proximity of our German mills to most of our European customers, we benefit from lower transportation costs relative to our major competitors. Our Celgar mill, located in Western Canada, is well situated to serve Asian and North American customers. We primarily work directly with customers to capitalize on our geographic diversity, coordinate sales and enhance customer relationships. We believe our ability to deliver high quality pulp on a timely basis and our customer service makes us a preferred supplier for many customers.

•	Renewable and Surplus Energy. Our modern mills generate electricity and steam in their boilers and are generally energy self-sufficient. Such energy is primarily produced from wood residuals which are a renewable carbon neutral source. This has permitted our German mills to benefit from the sales of emission allowances. All of our mills also generate surplus energy which we sell to third parties. Our Rosenthal and Stendal mills now benefit from recent amendments to Germany’s Renewable Energy Resources Act which have raised the tariff for the sale of biomass energy. Additionally, our Celgar mill has signed a contract for the sale of power from its new “green” energy project. We believe our generation of surplus renewable “green” energy and high energy prices provide us with a competitive energy advantage.

•	Advantageous Capital Investments and Financing. Our German mills are eligible to receive government grants in respect of qualifying capital investments. Over the last nine years, our German mills have benefited from approximately €383.1 million of such government grants. These grants are not reported in our income but reduce the cost basis of the assets purchased when the grants are received. During the last nine years, capital investments at our German mills have reduced the amount of overall wastewater fees that would otherwise be payable by over €43 million. Further, our Stendal mill benefits from German governmental guarantees of its project financing which permitted it to obtain better credit terms and lower interest costs than would otherwise be available. The project debt of Stendal matures in 2017 and is non-recourse to our other operations and Mercer Inc.

•	Competitive Fiber Supply. Although fiber is cyclical in both price and supply, there is a significant amount of high-quality fiber within a close radius of each of our mills. This fiber supply, combined with our purchasing power, enables us to enter into contracts and arrangements which have generally provided us with a competitive fiber supply.

Corporate Strategy

Our corporate strategy is to create shareholder value by focusing on the expansion of our asset and earnings base. Key features of our strategy include:

•	Focusing on NBSK Market Pulp. We focus on NBSK pulp because it is a premium grade kraft pulp and generally obtains the highest price relative to other kraft pulps. Although demand is cyclical, between 1997 and 2007, worldwide demand for softwood kraft market pulp grew at an average of approximately 3.3% per annum. Since 2007, demand for softwood pulp has grown in emerging markets such as Asia, in particular China, and Eastern Europe.

•	Maximizing Energy Realizations. In 2008, our mills generated 456,059 megawatt hours, or “MWh”, of surplus energy, primarily from a renewable carbon-neutral source. We are pursuing several initiatives to increase our overall energy generation and the amount of and price for our surplus power sales. Such initiatives include targeted high return capital projects to increase generation and connectivity to the electric grid including the installation of a 48 megawatt, or “MW”, condensing turbine at our Celgar mill to substantially increase the mill’s generating capacity.

•	Enhancing Sustainability/Growth. With the recent global economic slowdown and well reported crisis in financial and credit markets, our short-term focus is on maintaining and enhancing the sustainability of our business. To this end, we are working to reduce costs, cut discretionary spending, including capital expenditures, reduce our working capital consumption and otherwise enhance our liquidity. When economies and markets recover and access to capital improves, we intend to grow our operations and earning capacity both through organic growth and targeted strategic acquisitions.

•	Operating Modern, World-Class Mills. In order to keep our operating costs as low as possible, with a goal of generating positive cash flow in all market conditions, we operate large, modern NBSK pulp mills. We believe such production facilities provide us with the best platform to be an efficient and competitive producer of high-quality NBSK pulp without the need for significant sustaining capital.

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

The selling price of kraft pulp depends in part on the fiber used in the production process. There are two primary species of wood used as fiber: softwood and hardwood. Softwood species generally have long, flexible fibers which add strength to paper while fibers from species of hardwood contain shorter fibers which lend bulk and opacity. Generally, prices for softwood pulp are higher than for hardwood pulp. Currently, the kraft pulp market is roughly evenly split between softwood and hardwood grades. Most uses of market kraft pulp, including fine printing papers, coated and uncoated magazine papers and various tissue products, utilize a mix of softwood and hardwood grades to optimize production and product qualities. In recent years, production of hardwood pulp, based on fast growing plantation fiber primarily from Asia and South America, has increased much more rapidly than that of softwood grades that have longer growth cycles. As a result of the growth in supply and lower costs, kraft pulp customers have substituted some of the pulp content in their products to hardwood pulp. Counteracting customers’

increased proportionate usage of hardwood pulp has been the requirement for strength characteristics in finished goods. Paper and tissue makers focus on higher machine speeds and lower basis weights for publishing papers which also require the strength characteristics of softwood pulp. We believe that the ability of kraft pulp users to continue to further substitute hardwood for softwood pulp is limited by such requirements.

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

Markets

We believe that over 125 million ADMTs of kraft pulp are converted annually into printing and writing papers, tissues, cartonboards and other white grades of paper and paperboard around the world. Approximately 70% of this pulp is produced for internal purposes by integrated paper and paperboard manufacturers and approximately 30% is market pulp produced for sale on the open market.

Demand for our product is cyclical in nature and demand for kraft pulp is related to global and regional levels of economic activity. In 2008, overall global demand for all kraft pulp types, including softwood, was negatively impacted by the weak global economic conditions and global financial and credit turmoil the world began to experience in the second half of the year and which has continued into 2009.

Between 1997 and 2007 worldwide demand for softwood market pulp grew at an average rate of approximately 3.3% annually. Since 2007, demand for softwood market pulp has grown in the emerging markets of Asia, Eastern Europe and Latin America. China in particular has experienced substantial growth and its demand for softwood market pulp grew by approximately 12.2% between 2002 and 2008. China now accounts for approximately 16% of global softwood market pulp demand compared to only 9.0% in 2002. Western Europe currently accounts for approximately 30% of global softwood market pulp demand. Within Europe, Eastern Europe has experienced significant demand growth with the region’s demand for softwood market pulp increasing by approximately 12% between 2007 and 2008.

A measure of demand for kraft pulp is the ratio obtained by dividing the worldwide demand of kraft pulp by the worldwide capacity for the production of kraft pulp, or the “demand/capacity ratio”. An increase in this ratio generally occurs when there is an increase in global and regional levels of economic activity. An increase in this ratio generally indicates greater demand as consumption increases, which often results in rising kraft pulp prices, and a reduction of inventories by producers and buyers. As prices continue to rise, producers continue to run at higher operating rates. However, an adverse change in global and regional levels of economic activity generally negatively affects demand for kraft pulp, often leading buyers to reduce their purchases and relying on existing pulp inventories. As a result, producers run at lower operating rates by taking downtime to limit the build-up of their own inventories. The demand/capacity ratio for softwood kraft pulp was approximately 90% in 2008, approximately 95% in 2007 and approximately 96% in 2006.

We do not believe there are any significant new NBSK pulp production capacity increases coming online in the next several years due in part to fiber supply constraints and high capital costs.

Competition

Pulp markets are large and highly competitive. Producers ranging from small independent manufacturers to large integrated companies produce pulp worldwide. Our pulp and customer services compete with similar products manufactured and distributed by others. While many factors influence our competitive position, particularly in slowing economic times, a key factor is price. Other factors include service, quality and convenience of location. Some of our competitors are larger than we are in certain markets and have substantially greater financial resources. These resources may afford those competitors more purchasing power, increased financial flexibility, more capital resources for expansion and improvement and enable them to compete more effectively. Our key NBSK pulp competitors are principally located in Northern Europe and Canada.

NBSK Pulp Pricing

Pulp prices are highly cyclical. Global economic conditions, changes in production capacity, inventory levels, and currency exchange rates are the primary factors affecting NBSK pulp list prices. The average annual European list prices for NBSK pulp since 2000 have ranged from a low of approximately $447 per ADMT in 2002 to a high of approximately $900 per ADMT in 2008.

Starting in 2006, pulp prices increased steadily from approximately $600 per ADMT in Europe to $870 per ADMT at the end of 2007. These price increases resulted from the closure of several pulp mills, particularly in North America, which reduced NBSK capacity by approximately 1.3 million ADMTs, better demand and the general weakness of the U.S. dollar against the Euro and the Canadian dollar.

In 2008, list prices for NBSK pulp in Europe continued to improve in the first half of the year but decreased markedly in the second half due to weak global economic conditions. As a result, list prices for NBSK pulp in Europe decreased from $900 per ADMT in mid-2008 to $635 per ADMT at the end of the year. Such price weakness has continued into early 2009.

A producer’s sales realizations will reflect customer discounts, commissions and other selling concessions. While there are differences between NBSK list prices in Europe, North America and Asia, European prices are generally regarded as the global benchmark and pricing in other regions tends to follow European trends. The nature of the pricing structure in Asia is different in that, while quoted list prices tend to be lower than Europe, customer discounts and commissions tend to be lower resulting in net sales realizations that are generally similar to other markets.

The majority of market NBSK pulp is produced and sold by North American and Scandinavian, or “Norscan”, producers, while the price of NBSK pulp is generally quoted in U.S. dollars. As a result, NBSK pricing is affected by fluctuations in the currency exchange rates for the U.S. dollar versus the Canadian dollar and the Euro. NBSK pulp price increases during 2006, 2007 and the first half of 2008 were in large part offset by the weakening of the U.S. dollar. Similarly, the strengthening of the U.S. dollar against the Canadian dollar and the Euro towards the end of 2008 helped slightly offset pulp price decreases caused by the deterioration in global economic conditions.

The following chart sets out the changes in list prices for NBSK pulp in Europe, as stated in U.S. dollars, Canadian dollars and Euros for the periods indicated.

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

The Celgar mill produces high-quality kraft pulp that is made from a unique blend of slow growing/long-fiber Western Canadian tree species. It is used in the manufacture of high-quality paper and tissue products. We believe the Celgar mill’s pulp is known for its excellent product characteristics, including tensile strength, wet strength and brightness. The Celgar mill is a long-established supplier to paper producers in Asia. For more information about the facilities at the Celgar mill, see “Item 2 — Properties”.

Energy and Recent Energy Initiatives

Climate change concerns have caused a proliferation in renewable or “green” energy legislation, incentives and commercialization in both Europe and increasingly also in North America. As part of the pulp production process our mills generate “green” energy using carbon-neutral biofuels such as black liquor and wood waste.

Through the incineration of black liquor in recovery boilers, our mills produce sufficient steam to cover all of our steam requirements and generally produce excess energy which we sell to third party utilities. In 2008, we sold 456,059 MWh of excess energy and recorded revenues of €31.0 million from such energy sales. We no longer consider the sale of surplus electricity to be a by-product and, commencing in 2008, report revenue from the sale of surplus energy as “Energy revenue” in the Consolidated Statement of Operations. In previous years, these revenues were reported within “Operating costs”.

German Mills

Beginning January 2009, our Rosenthal and Stendal mills now participate in a program established pursuant to Germany’s Renewable Energy Resources Act, or “Renewable Energy Act”. The Renewable Energy Act, in existence since 2000, requires that public electric utilities give priority to electricity produced from renewable energy resources by independent power producers and pay a fixed tariff for a period of 20 years. Previously, this legislation was only applicable to installments with a capacity of 20MW or less, effectively excluding our Rosenthal and Stendal mills. Recent amendments to the Renewable Energy Act have removed this restriction. Under the program, our German mills now sell their surplus energy to the local electricity grid at the rates stipulated by the Renewable Energy Act for biomass energy.

Since 2005 our German mills have benefited from the sale of emission allowances under the European Union carbon emissions trading scheme, referred to as “EU ETS”. As a result of our participation under the Renewable Energy Act, the amount of emissions allowances granted to our German mills under the EU ETS may be reduced.

Celgar

In April 2008 we commenced a new “green” energy project at our Celgar mill, referred to as the Celgar Energy Project, to increase the mill’s production of “green” energy and optimize its power generation capacity. The project includes the installation of a 48 MW condensing turbine which is expected to bring the mill’s installed generating capacity up to 100 MW, as well as upgrades to the mill’s bark boiler and steam consuming facilities. Completion of the Celgar Energy Project is currently estimated for early 2010.

In January 2009 the Celgar mill finalized an electricity purchase agreement with British Columbia’s primary public utility provider, for the sale of power generated from the Celgar Energy Project. Under the agreement, the Celgar mill will supply a minimum of approximately 238,000 MWh of electrical energy annually to the utility over a ten-year term, with deliveries to commence in the first quarter of 2010.

In February 2009 the Celgar mill signed a contribution agreement, referred to as the “Contribution Agreement”, with the Canadian federal government pursuant to Canada’s ecoEnergy for Renewable Power Program. The program’s purpose is to increase Canada’s supply of clean electricity from renewable sources, such as biomass, by providing funding for renewable energy projects such as the Celgar Energy Project. Under the Contribution Agreement, the Celgar mill is eligible to receive incentive payments of up to a maximum of C$29.9 million over a period of ten years based on the delivery of a certain level of energy production by the Celgar Energy Project. The incentive payments are payable quarterly and are formula based. Receipt of the incentive payments is also subject to the Celgar Energy Project meeting certain environmental requirements.

The following table sets out our electricity generation and surplus energy sales for the last three years:

Operating Costs

Our major costs of production are labor, fiber, energy and chemicals. Fiber comprised of wood chips and pulp logs is our most significant operating expense. Given the significance of fiber to our total operating expenses and our limited ability to control its costs, compared with our other operating costs, volatility in fiber costs can materially affect our margins and results of operations.

Labor

Our labor costs tend to be generally steady, with small overall increases due to inflation in wages and health care costs. Over the last three years, we have been able to generally offset such increases by increasing our efficiencies and production and streamlining operations.

Fiber

Our mills are situated in regions which generally provide a relatively stable supply of fiber. The fiber consumed by our mills consists of wood chips produced by sawmills as a by-product of the sawmilling process and pulp logs. Wood chips are small pieces of wood used to make pulp and are a by-product of either wood residuals from sawmills or logs or pulp logs chipped especially for this purpose. Pulp logs consist of lower quality logs not used in the production of lumber. Wood chips and pulp logs are cyclical in both price and supply.

Generally, the cost of wood chips and pulp logs are primarily affected by the supply and demand for lumber. Additionally, regional factors can also have a material effect on both the supply, demand and price for fiber.

In Germany, since 2006, the price and supply of wood chips has been affected by increasing demand from alternative or renewable energy producers, changes in supply resulting from weather conditions and government initiatives and a move to increase harvesting levels. High energy prices, along with initiatives by European governments to promote the use of wood as a carbon neutral energy, generally increased demand for wood usage for energy production and for wood fiber. Declining energy prices and weakening economies in the latter part of 2008 tempered such demand. Over the long-term, this non-traditional demand for fiber is expected to increase.

In 2008, prolonged and wide-spread production curtailments in the European board industry caused by weak market conditions resulted in decreased fiber demand and moderated prices. In the early part of 2008, weather patterns also affected short-term fiber supply and pricing as wood from damaged forests caused by storms in Germany and Austria increased availability of fiber.

In April 2008, the Russian government raised tariffs on the export of sawmill and pulp wood to 25% from the 20% effective since July 2007. A further increase to 80%, initially scheduled to become effective on January 1, 2009, has been deferred until late 2009. If and when implemented, the additional tariff increase is expected to reduce the export of Russian wood to Europe, in particular to Scandinavian producers who import a significant amount of their wood from Russia. This may put upward pressure on pricing as such producers try to replace these volumes from other regions.

Offsetting some of the increases in demand for wood fiber have been initiatives in which we and other producers are participating to increase harvest levels in Germany, particularly from small private forest owners. We believe that Germany has the highest availability of softwood forests suitable for harvesting and manufacturing. Private ownership of such forests is approximately 50%. Many of these forest ownership stakes are very small and have been harvested at rates much lower than their rate of growth. In the latter part of 2008, in response to slowing economies in Germany and elsewhere and the related weaker demand for pulp logs, forest owners reduced their harvesting rates slightly. At the same time, the price of pulp logs has continued to decrease. It is expected that prices for pulp logs in Germany will remain low in the first half of 2009 but that further reductions in harvesting rates could lead to an undersupply and upward pressure on fiber prices later in the year.

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

In 2008, the Rosenthal mill consumed approximately 1.8 million cubic meters of fiber. Approximately 65% of such consumption was in the form of sawmill wood chips and approximately 35% was in the form of pulp logs. The wood chips for the Rosenthal mill are sourced from approximately 21 sawmills located primarily in the states of Bavaria, Baden-Württemberg and Thüringia and are within a 150 kilometer radius of the Rosenthal mill. Within this radius, the Rosenthal mill is the largest consumer of wood chips. Given its location and size, the Rosenthal mill is often the best economic outlet for the sale of wood chips in the area. Approximately 91% of the fiber consumed by the Rosenthal mill is spruce and the remainder is pine. While fiber costs and supply are subject to cyclical changes largely in the sawmill industry, we expect that we will be able to continue to obtain an adequate supply of fiber on reasonably satisfactory terms for the Rosenthal mill due to its location and our long-term relationships with suppliers. We have not historically experienced any significant fiber supply interruptions at the Rosenthal mill.

Wood chips for the Rosenthal mill are normally sourced from sawmills under one year or quarterly supply contracts with fixed volumes, which provide for price adjustments. More than 99% of our chip supply is sourced from suppliers with which we have a long-standing relationship. We generally enter into annual contracts with such suppliers. Pulp logs are sourced from the state forest agencies in Thüringia, Saxony and Bavaria on a contract basis and partly from private holders on the same basis as wood chips. Like the wood chip supply arrangements, these contracts tend to be of less than one-year terms with quarterly adjustments for market pricing. We organize the harvesting of pulp logs sourced from the state agencies in Thüringia, Saxony and Bavaria after discussions with the agencies regarding the quantities of pulp logs that we require.

In 2008, the Stendal mill consumed approximately 3.0 million cubic meters of fiber. Approximately 34% of such fiber was in the form of sawmill wood chips and approximately 66% in the form of pulp logs. The core wood supply region for the Stendal mill includes most of the Northern part of Germany within an approximate 300 kilometer radius of the mill. We also purchase wood chips from Southwestern and Southern Germany. The fiber base in the wood supply area for the Stendal mill consisted of approximately 41% pine and 59% spruce and other species in 2008. The Stendal mill has sufficient chipping capacity to fully operate solely using pulp logs, if required. We source wood chips from sawmills within an approximate 300 kilometer radius of the Stendal mill. We source pulp logs partly from private forest holders and partly from state forest agencies in Thüringia, Saxony-Anhalt, Mecklenburg-Western Pomerania, Saxony, Lower Saxony, North Rhine-Westphalia, Hesse and Brandenburg.

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

In British Columbia, in 2008, the supply of wood fiber was materially affected by the severe continued weakness in the U.S. housing and construction markets. This has resulted in a significant reduction in lumber production, reduced availability and higher prices for fiber. As a result, our Celgar mill is currently working with the provincial government and forest tenure licensees to develop alternate supplies of fiber. The weak lumber market has highlighted weaknesses in the provincial government’s regulations with respect to pulp manufacturers’ access to pulp logs. The Celgar mill has focused on enabling the supply of low-cost and low-grade logs. These are often destroyed by the Mountain Pine Beetle infestation and left to decay in the forest. Discussions with the provincial government are ongoing to find solutions to extract value from a source of fiber that may otherwise be wasted. On the fiber demand side, although not nearly as advanced as Europe, there is growing interest in British Columbia for renewable or “green” energy. Such initiatives are expected to create additional competition for fiber.

In 2008, the Celgar mill consumed approximately 2.7 million cubic meters of fiber. Approximately 69% of such fiber was in the form of sawmill wood chips and the remaining 31% came from pulp logs processed through its woodroom or chipped by a third party. The source of fiber at the mill is characterized by a mixture of species (whitewoods and cedar) and the mill sources fiber from a number of Canadian and U.S. suppliers.

The Celgar mill has long and short-term chip supply agreements with over 30 different suppliers from Canada and the U.S., representing approximately 90% of its total annual fiber requirements. The woodroom supplies the remaining chips to meet the Celgar mill’s fiber requirements. Chips are purchased in Canada and the U.S. in accordance with chip purchase agreements. Generally, pricing is reviewed and adjusted periodically to reflect market prices. The majority of the agreements are for periods ranging between two and five years. Several of the longer-term contracts are so-called “evergreen” agreements, where the contract remains in effect until one of the parties elects to terminate. Termination requires a minimum of two, and in some cases, five years’ written notice. Certain non-evergreen long-term agreements provide for renewal negotiations prior to expiry.

As a result of the cyclical decline in sawmill chip availability resulting from lower lumber production in British Columbia and the weakness in the U.S. dollar throughout most of 2008, the Celgar mill has increased its U.S. purchases of fiber, diversified its suppliers and, where possible, increased chip production through third party field chipping contracts and existing sawmill suppliers. In 2008, the Celgar mill also increased its production of chips from pulp logs processed through its woodroom by 20% compared to 2007. Additionally, in the fourth quarter of 2008, the Celgar mill began a project to upgrade its woodroom and enable it to process up to 36% of the mill’s fiber needs. Previously, the woodroom’s configuration permitted for the processing of approximately only 10% of the mill’s needs. The woodroom upgrades are designed to increase the ability to process small diameter logs and facilitate the efficient flow of fiber, thereby increasing the overall volume of fiber being processed and ultimately reducing fiber costs. The project is complete and the woodroom is expected to ramp up operations in the first half of 2009. As a result of the upgrade, we expect to significantly increase the amount of pulp log chipping at our Celgar mill in 2009.

To secure the volume of pulp logs required by the woodroom, the Celgar mill has entered into annual pulp log supply agreements with a number of different suppliers, many of whom are also contract chip suppliers to the mill. All of the pulp log agreements can be terminated by either party for any reason, upon seven days’ written notice.

In 2008, as part of a creditor protection settlement agreement, a regional forest products company sold the two sawmills with which our Celgar mill had contracts for the supply of approximately 20% of its annual fiber requirements. Subsequent to the sale, these sawmills were curtailed. In late 2008, one of the sawmills was restarted and we have negotiated a new chip contract with the mill. The other sawmill has remained curtailed and is not expected to start up in the foreseeable future. If it does restart the Celgar mill intends to negotiate a new fiber agreement. There is no guarantee that the Celgar mill will be able to negotiate a fiber contract on acceptable terms or at all. However, given the proximity of the Celgar mill to this sawmill, there is a logistical advantage to the sawmill in supplying its chips to the Celgar mill.

Energy

Our energy is primarily generated from renewable carbon neutral sources, such as black liquor and wood waste. Our mills produce all of our steam requirements and generally generate excess energy which we sell to third party utilities. In 2008, we generated 1,456,630 MWh and we sold 456,059 MWh of surplus energy. See also “— Energy and Recent Energy Initiatives”. We utilize fossil fuels, such as natural gas, in limited circumstances including in our kiln and for start-up and shutdown operations. Additionally, from time to time, mill process disruptions occur and we consume small quantities of purchased electricity and fossil fuels to maintain operations. As a result, all of our mills are subject to fluctuations in the prices for fossil fuels.

Chemicals

Our mills use certain chemicals which are generally available from several suppliers and sourcing is primarily based upon pricing and location. Although chemical prices have risen slightly over the last three years, we have been able to reduce our costs through improved efficiencies and capital expenditures. However, the current global economic slowdown may reduce the supply of certain chemicals which are manufactured as a by-product of other manufacturing processes and as a result place upward pressure on pricing for such chemicals. We are working with our suppliers to minimize these price pressures.

Cash Production Costs

Cash production costs per tonne for our pulp mills are set out in the following table for the periods indicated:

	Years Ended December 31,
Cash Production Costs	2008	2007	2006
	(per ADMT)

Fiber	€247	€247	€192
Labor	36	43	46
Chemicals	44	39	42
Energy	21	18	23
Other	43	46	41

Total cash production costs(1)	€391	€393	€344

(1)	Cost of production per ADMT produced excluding depreciation.

Sales, Marketing and Distribution

The distribution of our pulp sales revenues by geographic area are set out in the following table for the periods indicated:

	Years Ended December 31,
	2008	2007	2006
	(in thousands)

Revenues by Geographic Area
Germany	€198,340	€198,575	€154,388
China	131,412	159,553	141,296
Italy	56,487	50,177	60,057
Other European Union countries(1)	133,621	136,434	117,016
Other Asia	65,192	58,242	75,522
North America	78,718	66,229	39,761
Other countries	17,146	26,639	28,586

Total(2)	€680,916	€695,849	€616,626

(1)	Not including Germany or Italy; includes new entrant countries to the European Union from their time of admission.
(2)	Excluding intercompany sales volumes of nil, nil and 13,234 tonnes of pulp and intercompany net sales revenues of €nil, €nil and €6.4 million in 2008, 2007 and 2006, respectively.

The following charts illustrate the geographic distribution of our revenues for the periods indicated:

Year Ended	Year Ended	Year Ended
December 31, 2008	December 31, 2007	December 31, 2006

(1)	Includes new entrant countries to the European Union from their time of admission.

Our global sales and marketing group is responsible for conducting all sales and marketing of the pulp produced at our mills and currently has approximately 17 employees engaged full time in such activities. The global sales and marketing group handles sales to over 230 customers. We coordinate and integrate the sales and marketing activities of our German mills to realize on a number of synergies between them. These include reduced overall administrative and personnel costs and coordinated selling, marketing and transportation activities. We also coordinate sales from the Celgar mill with our German mills on a global basis, thereby providing our larger customers with seamless service across all major geographies. In marketing our pulp, we seek to establish long-term relationships by providing a competitively priced, high-quality, consistent product and excellent service. In accordance with customary practice, we maintain long-standing relationships with our customers pursuant to which we periodically reach agreements on specific volumes and prices.

Our pulp sales are on customary industry terms. At December 31, 2008, we had no material payment delinquencies. In 2008, 2007 and 2006, no single customer accounted for more than 10% of our pulp sales. Our pulp sales are not dependent upon the activities of any single customer.

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

The Celgar mill’s pulp is transported to customers by rail, truck and ocean carrier using strategically located third party warehouses to ensure timely delivery. The majority of Celgar’s pulp for overseas markets is initially delivered primarily by rail to the Port of Vancouver for shipment overseas by ocean carrier. Based in Western Canada, the Celgar mill is well positioned to service Asian customers. The majority of the Celgar mill’s pulp for domestic markets is shipped by rail to third party warehouses in the U.S. or directly to the customer.

For the year ended December 31, 2008, approximately 47% of our consolidated sales were to tissue and specialty paper product manufacturers and approximately 53% to other paper product manufacturers. In 2007 and 2006 sales to tissue and specialty paper product manufacturers were approximately 44% and 38%, respectively, and sales to other paper product manufacturers represented approximately 56% and 62% of consolidated sales, respectively. Tissue and specialty paper product manufacturers generally are not as sensitive to declines in demand caused by downturns in economic activity.

Capital Expenditures

In 2008, we continued with our capital investment programs designed to increase production capacity, improve efficiency and reduce effluent discharges and emissions at our manufacturing facilities. The improvements made at our mills over the past five years have reduced operating costs and increased the competitive position of our facilities.

Total capital expenditures at the Rosenthal mill in 2008, 2007 and 2006 were €8.7 million, €5.2 million and €13.4 million, respectively. Capital investments at the Rosenthal mill in 2008 related mainly to the renewal of a bleaching line. In addition, we initiated a washer project at a total cost of approximately €2.5 million which will help offset three years of wastewater fees that would otherwise be payable.

Our Stendal mill’s total capital expenditures in 2008, 2007 and 2006 were €4.9 million, €4.9 million and €2.5 million, respectively. Capital investments at the Stendal mill in 2008 related mainly to fiber handling optimization projects and equipment to increase the efficiency and capacity of the mill’s black liquor production.

Certain of our capital investment programs in Germany were partially financed through government grants made available by German federal and state governments. Under legislation adopted by the federal and certain state governments of Germany, government grants are provided to qualifying businesses operating in Eastern Germany to finance capital investments. The grants are made to encourage investment and job creation. Currently, grants are available for up to 15% of the cost of qualified investments. Previously, government grants were available for up to 35% of the cost of qualified investments, such as for the construction of our Stendal mill. These grants at the 35% of cost level required that at least one permanent job be created for each €500,000 of capital investment eligible for such grants and that such jobs be maintained for a period of five years from the completion of the capital investment project. Generally, government grants are not repayable by a recipient unless it fails to complete the proposed capital investment or, if applicable, fails to create or maintain the requisite amount of jobs. In the case of such failure, the government is entitled to revoke the grants and seek repayment unless such failure resulted from material unforeseen market developments beyond the control of the recipient, wherein the government may refrain from reclaiming previous grants. Pursuant to such legislation in effect at the time, the Stendal mill received approximately €275.0 million of government grants. We believe that we are in compliance in all material respects with all of the terms and conditions governing the government grants we have received in Germany.

The following table sets out for the periods indicated the effect of these government grants on the recorded value of such assets in our consolidated balance sheets:

	As at December 31,
	2008	2007	2006
	(in thousands)

Properties, net (as shown on consolidated balance sheets)	€881,704	€933,258	€972,143
Add back: government grants less amortization, deducted from properties	290,187	304,366	341,710

Properties, gross amount including government grants less amortization	€1,171,891	€1,237,624	€1,313,853

Qualifying capital investments at industrial facilities in Germany that reduce effluent discharges offset wastewater fees that would otherwise be required to be paid. For more information about our environmental capital expenditures, see “— Environmental”.

Total capital expenditures at the Celgar mill in 2008, 2007 and 2006 were €12.1 million, €7.9 million and €16.0 million, respectively. In 2008, capital expenditures related primarily to the Celgar Energy Project and upgrades to the mill’s woodroom. We commenced the Celgar Energy Project as part of our continued focus on energy production and sales and to increase the mill’s production of “green” energy and optimize its power generation capacity. The project is designed to be a high return capital project with an estimated cost of approximately €35.0 million. It includes the installation of a second turbo generator with a design capacity of 48 MW. The project is expected to bring the mill’s installed generating capacity up to 100 MW, and upgrade the mill’s bark boiler and steam facilities. In January 2009 the Celgar mill finalized an electricity purchase agreement under which it will sell electrical energy generated by the Celgar Energy Project to the principal provincial power authority. See ‘‘— Energy and Recent Energy Initiatives”.

In 2009, we intend to reduce discretionary capital expenditures at all of our mills to help conserve our cash resources in response to the current economic environment. Overall, capital expenditures in 2009 are expected to be approximately €42.0 million and primarily relate to the Celgar Energy Project.

Environmental

Our operations are subject to a wide range of environmental laws and regulations, dealing primarily with water, air and land pollution control. We devote significant management and financial resources to comply with all applicable environmental laws and regulations. Our total capital expenditures on environmental projects at our mills were approximately €4.9 million in 2008 (2007 — €0.2 million). In 2009, we expect environmental project related capital expenditures to be approximately €8.8 million in 2009, primarily relating to a washer project at the Rosenthal mill.

We believe we have obtained all required environmental permits, authorizations and approvals for our operations. We believe our operations are currently in substantial compliance with the requirements of all applicable environmental laws and regulations and our respective operating permits.

Under German state environmental rules relating to effluent discharges, industrial users are required to pay wastewater fees based upon the amount of their effluent discharge. These rules also provide that an industrial user which undertakes environmental capital expenditures and lowers certain effluent discharges to prescribed levels may offset the amount of these expenditures against the wastewater fees that they would otherwise be required to pay. We estimate that the aggregate wastewater fees we saved in 2008 as a result of environmental capital expenditures and initiatives to reduce allowable emissions and discharges at our Stendal and Rosenthal mills were approximately €6.4 million. In 2007, we saved approximately €4.1 million and, in 2006, the Stendal and Rosenthal mills saved aggregate wastewater fees of approximately €7.7 million. We expect that capital investment programs and other environmental initiatives at our German mills will mostly offset the wastewater fees that may be payable for 2009 and 2010 and will ensure that our operations continue in substantial compliance with prescribed standards.

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

The Stendal mill, which commenced operations in September 2004, has been in substantial compliance with applicable environmental laws, regulations and permits. Management believes that, as the Stendal mill is a state-of-the-art facility, it will operate in compliance with the applicable environmental requirements.

The Celgar mill has been in substantial compliance with applicable environmental laws, regulations and permits. In 2008 dredging of the mill’s spill pond was completed to remove a stockpile of solids responsible for generating the odor which has at times caused compliance issues with the mill’s air permit.

In November 2008, the Celgar mill suffered a spill of diluted weak black liquor into the nearby Columbia River. The spill was promptly reported by the mill to authorities and remediated. An environmental impact report prepared by independent consultants engaged by the mill concluded that the environmental impact of the spill was minimal. The spill was also investigated by federal and provincial environmental authorities and a report of the matter is expected some time in 2009. Although we cannot predict what action, if any, the authorities may take, we do not currently expect the spill to result in any material charges.

The Celgar mill operates two landfills, a newly commissioned site and an older site. The Celgar mill intends to decommission the old landfill and is developing a closure plan and reviewing such plan with the Ministry of Environment, or “MOE”. However, the MOE, in conjunction with the provincial pulp and paper industry, is in the process of developing a standard for landfill closures. In addition, the portion of the landfill owned by an adjacent sawmill continues to be active. Accordingly, the mill has not been able to move forward with the closure. We currently believe we may receive regulatory approval for such closure plan in 2009 and commence closure activities thereafter. We currently estimate the cost of closing the landfill at approximately €1.6 million but since the closure program for the old landfill has not been finalized or approved, there can be no assurance that the decommissioning of the old landfill will not exceed such cost estimate.

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

Human Resources

We currently employ approximately 1,515 people. We have approximately 1,094 employees working in our German operations, including our transportation subsidiaries. In addition, there are approximately 18 people working at the office we maintain in Vancouver, British Columbia, Canada. Celgar currently employs approximately 403 people in its operations, the vast majority of which are unionized.

Rosenthal is bound by collective agreements negotiated with Industriegewerkschaft Bergbau Chemie, Energie, or “IGBCE”, a national union that represents pulp and paper workers. We are currently negotiating a new agreement with IGBCE to replace the labor contract which expired at the end of 2008. We expect that this agreement will be concluded on similar terms as the prior agreement and will provide for a wage increase in 2009. Although we consider our relationship with our Rosenthal employees to be good, we can provide no assurance that a new collective agreement will be settled for the Rosenthal mill without significant work stoppages or disruptions.

Stendal and its subsidiaries employ approximately 632 people. Pursuant to the government grants and financing arranged in connection with the Stendal mill, we have agreed with German state authorities to maintain this number of jobs until September 2010. Stendal has not yet entered into any collective agreements with IGBCE, although it may do so in the future.

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

We have negotiated a new four-year collective agreement, effective May 1, 2008, with our hourly workers at the Celgar mill to replace the collective agreement which expired on April 30, 2008. The agreement provides for a retroactive wage increase of 2.0% for 2008, a wage increase of 2.5% in each of 2009 and 2010 and a wage increase of 3.0% in 2011.

Description of Certain Indebtedness

The following summaries of certain material provisions of: (i) our senior notes; (ii) our convertible notes; (iii) the Stendal Loan Facility, including the recent amendment thereto; (iv) the Rosenthal Loan Facility; and (v) the Celgar Working Capital Facility, (as such terms are referred to below), are not complete and these provisions, including definitions of certain terms, are qualified by reference to the applicable documents and the applicable amendments to such documents on file with the Securities and Exchange Commission, or “SEC”.

Senior Notes

In conjunction with the acquisition of the Celgar mill and the repayment of Rosenthal’s then project loan facility, in February 2005, we issued $310.0 million in principal amount of senior notes, referred to as the “Senior Notes”. The Senior Notes bear interest at the rate of 9.25% per annum, payable in arrears on February 15 and August 15 of each year the notes are outstanding. The Senior Notes mature on February 15, 2013. The Senior Notes are our senior unsecured obligations and, accordingly, will rank junior in right of payment to all existing and future secured indebtedness and all indebtedness and liabilities of our subsidiaries, equal in right of payment with all existing and future unsecured senior indebtedness and senior in right of payment to the 8.5% convertible senior subordinated notes due 2010 and any future subordinated indebtedness. We may redeem the Senior Notes on or after February 15, 2009, in whole or in part, at the applicable redemption prices plus accrued and unpaid interest, if any, to the redemption date. In certain circumstances, we may also redeem up to 35% of the aggregate principal amount of the notes at a redemption price of 109.35% of the principal amount, plus accrued and unpaid interest, if any, to the redemption date with the net cash proceeds of certain equity offerings. The notes were issued under an indenture which, among other things, restricts our ability and the ability of our restricted subsidiaries under the indenture to: (i) incur additional indebtedness or issue preferred stock; (ii) pay dividends or make other distributions to our stockholders; (iii) purchase or redeem capital stock or subordinated indebtedness (unless there is no default and such purchase or redemption involves our convertible notes and the daily closing sale price per share of our common stock on the NASDAQ Global Market for a period of at least ten consecutive trading days exceeds 120% of the then applicable conversion price of such convertible notes); (iv) make investments; (v) create liens and enter into sale and lease back transactions; (vi) incur restrictions on the ability of our restricted subsidiaries to pay dividends or make other payments to us; (vii) sell assets; (viii) consolidate or merge with or into other companies or transfer all or substantially all of our assets; and (ix) engage in transactions with affiliates. These limitations are subject to other important qualifications and exceptions.

In order to take into account the nature of the non-recourse “project financing” of the loan facility for our Stendal mill and to enhance our financing flexibility, the indenture governing our senior notes provides for a “restricted group” and an “unrestricted group”. The terms of the indenture are applicable to the restricted group and are generally not applicable to the unrestricted group. Currently, the restricted group is comprised of Mercer Inc., the Rosenthal and Celgar mills and certain holding subsidiaries. The restricted group excludes our Stendal mill. The working capital facilities at our Rosenthal and Celgar mills and our Convertible Notes and Senior Notes are obligations of the restricted group. The Stendal Loan Facility is an obligation of our unrestricted group.

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

The Convertible Notes are unsecured obligations of Mercer Inc. and are subordinated in right of payment to existing and future senior indebtedness (including our Senior Notes described above) and are effectively subordinated to all of the indebtedness and liabilities of our subsidiaries. The indenture governing the Convertible Notes limits the incurrence by us, but not our subsidiaries, of senior indebtedness.

Stendal Loan Facility

In August 2002, Stendal entered into a senior €828.0 million project finance facility, referred to as the “Stendal Loan Facility”. The Stendal Loan Facility is divided into tranches which cover, among other things, project construction and development costs, financing and start-up costs and working capital, as well as the financing of a debt service reserve account, or “DSRA”, approved cost overruns and a revolving loan facility that covered time lags for receipt of grant funding and value-added tax refunds in the amount of €160.0 million, which has been repaid. The DSRA is an account maintained to hold and, if needed, pay up to one year’s principal and interest due under the facility as partial security for the lenders. Other than the revolving working capital tranche, no further advances are currently available under the Stendal Loan Facility.

Pursuant to the Stendal Loan Facility, interest was to accrue at variable rates between Euribor plus 0.60% and Euribor plus 1.55% per year. The facility provides for Stendal to manage its risk exposure to interest rate risk, currency risk and pulp price risk by way of interest rate swaps, Euro and U.S. dollar swaps and pulp hedging transactions, subject to certain controls, including certain maximum notional and at-risk amounts. Pursuant to the terms of the facility, in 2002 Stendal entered into interest rate swap agreements in respect of borrowings to fix most of the interest costs under the Stendal Loan Facility at a rate of 5.28% commencing May 2004, plus margin, until final payment in October 2017. For more information, see “Item 7A — Quantitative and Qualitative Disclosures about Market Risk”.

Pursuant to the terms of the Stendal Loan Facility, Stendal reduced the aggregate advances outstanding to €531.1 million at the end of 2008 from a maximum original amount of €638.0 million. The tranches are generally repayable in installments and mature between the fifth and 15th anniversary of the first advance under the Stendal Loan Facility for project construction.

In February 2009, we completed an agreement with Stendal’s lending syndicate to amend the Stendal Loan Facility, referred to as the “Amendment”. The Amendment is subject to customary conditions precedent, which are expected to be completed on or before March 15, 2009. Pursuant to the Amendment, Stendal’s obligation to repay €164.0 million of scheduled principal payments, referred to as the “Deferred Amount”, is deferred until maturity of the facility in September 2017. Until the Deferred Amount is repaid in full, Stendal may not make distributions, in the form of interest and capital payments on shareholder debt or dividends on equity invested, to its shareholders, including us. The Amendment also provides for a 100% cash sweep, referred to as the “Cash Sweep”, of any excess cash of Stendal which will be used first to fund the DSRA to a level sufficient to service the amounts due and payable under the Project Finance Loan Agreement during the then following 12 months, or “Fully Funded”, and second to prepay the Deferred Amount. Not included in the Cash Sweep is an amount of €15.0 million which Stendal is permitted to retain for working capital purposes.

The Amendment implements a permitted leverage ratio of total debt under the Stendal Loan Facility to EBITDA, or “Senior Debt/EBITDA Cover Ratio”, which is effective from December 31, 2009 and is set to decline over time from 13.0x on its effective date to 4.5x on June 30, 2017. The Amendment also revises the Stendal Loan Facility’s annual debt service cover ratio, or “Annual Debt Ratio”, requirement to be at least 1.1x for the period from December 31, 2011 to December 31, 2013 and 1.2x from January 1, 2014 until Maturity.

The Amendment includes the following as events of default:

•	if scheduled debt service for two consecutive periods is partially or wholly financed by drawings from the DSRA and as a result the DSRA is less than 33 1/3% Fully Funded;

•	if the DSRA is fully drawn and Stendal exercises its current 6-month principal payment deferral right in respect of the next repayment date; and

•	failure to meet the Senior Debt/EBITDA Cover Ratio or Annual Debt Ratio as set out above.

The Amendment provides that Stendal and its shareholders may, once per fiscal year, cure a deficiency in either the Annual Debt Ratio or the Senior Debt/EBITDA Cover Ratio by way of a capital contribution or fully subordinated shareholder loan to Stendal in the amount necessary to cure such deficiency and thereby prevent the occurrence of an event of default.

Under the terms of the Amendment, if, from December 31, 2011 until the date when all of the loans pursuant to the Stendal Loan Facility are repaid in full, we raise aggregate actual net proceeds of €20.0 million or more from an equity financing and the DSRA is not Fully Funded, it will constitute an event of default if we do not contribute €10.0 million to the capital of Stendal.

The tranches under the Stendal Loan Facility are severally guaranteed by German federal and state governments in respect of an aggregate of 80% of the principal amount of these tranches. Under the guarantees, the German federal and state governments that provide the guarantees are responsible for the performance of our payment obligations for the guaranteed amounts. Such governmental guarantees permit the Stendal Loan Facility to benefit from lower interest costs and other credit terms than would otherwise be available.

The Stendal Loan Facility is secured by all of the assets of Stendal.

In connection with the Stendal Loan Facility, we entered into a shareholders’ undertaking agreement, referred to as the “Undertaking”, dated August 26, 2002, as amended, with Stendal’s then minority shareholders and the lenders in order to finance the shareholders’ contribution to the Stendal mill. Under the terms of the Undertaking, we have agreed, for as long as Stendal has any liability under the Stendal Loan Facility to HVB, to retain control over at least 51% of the voting shares of Stendal.

Rosenthal Loan Facility

In February 2005, Rosenthal established a revolving working capital facility, referred to as the “Rosenthal Loan Facility”, to replace its prior project financing facility. The €40.0 million revolving working capital facility for the Rosenthal mill consists of a revolving credit facility which may be utilized by way of cash advances or advances by way of letter of credit or bank guarantees. The facility matures in February 2010. The interest payable on cash advances is LIBOR or EURIBOR plus 1.55%, plus certain other costs incurred by the lenders in connection with the facility. Each cash advance is to be repaid on the last day of the respective interest period and in full on the termination date and each advance by way of a letter of credit or bank guarantee shall be repaid on the applicable expiry date of such letter of credit or bank guarantee. An interest period for cash advances shall be three, six or 12 months or any other period as Rosenthal and the lenders may determine. There is also a 0.35% per annum commitment fee on the unused and uncancelled amount of the revolving facility which is payable quarterly in arrears. This facility is secured by a first fixed charge on the inventories, receivables and accounts of Rosenthal. It also provides Rosenthal with a hedging facility relating to the hedging of the interest, currency and pulp prices as they affect Rosenthal pursuant to a strategy agreed to by Rosenthal and the lender from time to time.

Celgar Working Capital Facility

In May 2006, Celgar established a C$40.0 million revolving working capital credit facility, referred to as the “Celgar Working Capital Facility”, to replace an existing facility. In January 2009, we extended the maturity date of this facility from May 2009 to May 2010. Availability of drawdowns under the facility is subject to a borrowing base limit that is based upon the Celgar mill’s eligible accounts receivable and inventory levels from time to time. The revolving facility is available by way of: (i) Canadian and U.S. denominated advances which bear interest at a designated prime rate plus 0.50% for Canadian advances and at a designated base rate plus 0.50% per annum for U.S. advances; (ii) banker’s acceptance equivalent loans which bear interest at the applicable Canadian dollar bankers’ acceptance rate plus 2.25% per annum; and/or (iii) LIBOR advances which bear interest at the applicable LIBOR plus 2.25% per annum. The facility incorporates two sub lines, a $2.0 million letter of credit sub line and a $3.0 million foreign exchange contract sub line. Under these sub lines the lender will provide letters of credit guarantees and foreign exchange contract guarantees up to a maximum of $2.0 million and $3.0 million, respectively, subject, in each case, to the facility limit and payment of applicable fees. Celgar is also required to pay a 0.25% per annum standby fee monthly in arrears on any unutilized portion of the revolving facility. The Celgar Working Capital Facility is secured by, among other things, a first fixed charge on the current assets of Celgar.

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

ITEM 1A.  RISK FACTORS

The statements in this “Risk Factors” section describe material risks to our business and should be considered carefully. You should review carefully the risk factors listed below, as well as those factors listed in other documents we file with the SEC. In addition, these statements constitute our cautionary statements under the Private Securities Litigation Reform Act of 1995. Our disclosure and analysis in this annual report on Form 10-K and in our annual report to shareholders contain some forward-looking statements that set forth anticipated results based on management’s current plans and assumptions.

These include statements regarding:

•	our markets;

•	demand and prices for our products;

•	raw material costs and supply;

•	energy prices, sales and our initiatives to enhance sales of surplus energy;

•	capital expenditures;

•	the economy;

•	foreign exchange rates — particularly the U.S. dollar and Canadian dollar;

•	our level of indebtedness; and

•	derivatives.

From time to time, we also provide forward-looking statements in other materials we release as well as oral forward-looking statements. Such statements give our current expectations or forecasts of future events; they do not relate strictly to historical or current facts.

Statements in the future tense, and all statements accompanied by terms such as “may”, “will”, “believe”, “project”, “expect”, “estimate”, “assume”, “intend”, “anticipate”, “plan”, and variations thereof and similar terms are intended to be forward-looking statements as defined by federal securities law. You can find examples of these statements throughout this annual report on Form 10-K, including in the description of business in “Item 1. Business” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”. While these forward-looking statements reflect our best estimates when made, the following risk factors could cause actual results to differ materially from estimates or projections.

We intend that all forward-looking statements we make will be subject to safe harbor protection of the federal securities laws pursuant to Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

You should consider the limitations on, and risks associated with, forward-looking statements and not unduly rely on the accuracy of predictions contained in such forward-looking statements. As noted above, these forward-looking statements speak only as of the date when they are made. We do not undertake any obligation to update forward-looking statements to reflect events, circumstances, changes in expectations, or the occurrence of unanticipated events after the date of those statements. Moreover, in the future, we may make forward-looking statements that involve the risk factors and other matters described in this document as well as other risk factors subsequently identified.

Our business is highly cyclical in nature.

The pulp business is highly cyclical in nature and markets for our principal products are characterized by periods of supply and demand imbalance, which in turn affects product prices. Pulp markets are highly competitive and are sensitive to cyclical changes in the global economy, industry capacity and foreign exchange rates, all of which can have a significant influence on selling prices and our operating results. The length and magnitude of industry cycles have varied over time but generally reflect changes in macro economic conditions and levels of industry capacity.

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

Demand for pulp has historically been determined by the level of economic growth and has been closely tied to overall business activity. From 2006 to mid-2008, pulp prices steadily improved. However, in the latter half of 2008, the current global economic crisis has resulted in a sharp decline of pulp prices from a high of €900 per ADMT to €635 per ADMT at the end of 2008. There may be further price deterioration in the future. We cannot predict the length or severity of the current economic downturn and its continuing impact on lower demand and prices for our product.

Prices for pulp are driven by many factors outside our control, and we have little influence over the timing and extent of price changes, which are often volatile. Because market conditions beyond our control determine the price for pulp, such pulp may fall below our cash production costs, requiring us to either incur short-term losses on product sales or cease production at one or more of our manufacturing facilities. Therefore, our profitability depends on managing our cost structure, particularly raw materials which represent a significant component of our operating costs and can fluctuate based upon factors beyond our control. If the prices of our products decline, or if prices for our raw materials increase, or both, our results of operations could be materially adversely affected.

Our level of indebtedness could negatively impact our financial condition and results of operations.

As of December 31, 2008, we had approximately €820.3 million of indebtedness outstanding, of which €531.1 million relates to the Stendal Loan Facility. We may also incur additional indebtedness in the future. Our high debt levels may have important consequences for us, including, but not limited to the following:

•	our ability to obtain additional financing for working capital, capital expenditures, general corporate and other purposes or to fund future operations may not be available on terms favorable to us or at all;

•	a significant amount of our operating cash flow is dedicated to the payment of interest and principal on our indebtedness, thereby diminishing funds that would otherwise be available for our operations and for other purposes;

•	increasing our vulnerability to current and future adverse economic and industry conditions;

•	a substantial decrease in net operating cash flows or increase in our expenses could make it more difficult for us to meet our debt service requirements, which could force us to modify our operations;

•	our leveraged capital structure may place us at a competitive disadvantage by hindering our ability to adjust rapidly to changing market conditions or by making us vulnerable to a downturn in our business or the economy in general;

•	causing us to offer debt or equity securities on terms that may not be favorable to us or our shareholders;

•	limiting our flexibility in planning for, or reacting to, changes and opportunities in our business and our industry; and

•	our level of indebtedness increases the possibility that we may be unable to generate cash sufficient to pay the principal or interest due in respect of our indebtedness.

The indenture relating to our Senior Notes and our bank credit facilities contain restrictive covenants which impose operating and other restrictions on us and our subsidiaries. These restrictions will affect, and in many respects will limit or prohibit, our ability to, among other things, incur or guarantee additional indebtedness or enter into sale/leaseback transactions, pay dividends or make distributions on capital stock or redeem or repurchase capital stock, make investments or acquisitions, create liens and enter into mergers, consolidations or transactions with affiliates. The terms of our indebtedness also restrict our ability to sell certain assets, apply the proceeds of such sales and reinvest in our business.

Failure to comply with the covenants in the indenture relating to our Senior Notes or in our bank credit facilities could result in events of default and could have a material adverse effect on our liquidity, results of operations and financial condition.

Our ability to repay or refinance our indebtedness will depend on our future financial and operating performance. Our performance, in turn, will be subject to prevailing economic and competitive conditions, as well as financial, business, legislative, regulatory, industry and other factors, many of which are beyond our control. Our ability to meet our future debt service and other obligations, in particular the Stendal project debt, may depend in significant part on the extent to which we can implement successfully our business strategy. We cannot assure you that we will be able to implement our strategy fully or that the anticipated results of our strategy will be realized.

The global economic crisis could adversely affect our business and financial results and have a material adverse effect on our liquidity and capital resources.

As widely reported, financial markets in the United States, Europe and Asia experienced extreme and unprecedented disruption in the second half of 2008, including, among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others. Such crisis has now broadened and is impacting other sectors of the economy, resulting in an extremely difficult market environment for many businesses, including our own. As a result, we are subject to a number of risks associated with these adverse conditions.

Principally, as pulp demand has historically been determined by the level of economic growth and business activity and the recent financial market disruptions have led to slowdowns in world economies, demand and prices for our product have decreased substantially and may continue to decrease further. Additionally, restricted credit availability restrains our customers’ ability or willingness to purchase our products resulting in lower revenues. Restricted credit availability also can restrict us in the way we operate our business, our level of inventories and the amount of capital expenditures we may undertake. Depending on their severity and duration, the effects and consequences of the financial market turmoil and wider global economic downturn could have a material adverse effect on our liquidity and capital resources, including our ability to raise capital, if needed, the ability of banks to honor draws on our credit facilities, or otherwise negatively impact our business and financial results.

The timing and nature of any recovery in the financial markets or in the general global economic situation remains uncertain, and there can be no assurance that market conditions will improve in the near future. We are unable to predict the likely duration and severity of the current disruption in financial markets and adverse economic conditions on world economies and pulp markets.

Prolonged depressed pulp prices may cause us to take production downtime at our mills.

If prolonged depressed pulp prices render operations at any one of our mills uneconomical we may be forced to take production downtime. During such temporary shutdowns we would be required to continue to expend capital to maintain the mill and equipment. In addition, we could incur significant labor costs if we are required to give employees notice prior to any layoff.

If one of our mills is shut down, it may experience prolonged startup periods, ranging from several days to several weeks. The shutdown of any one of our mills for a substantial period of time could have a material adverse effect on our financial condition and results of operations.

In the current economic conditions and weak pulp price and demand environment, there can be no assurance that we will be able to generate sufficient cash flows to service, repay or refinance debt.

In light of the current state of the world economy and tight credit markets, challenging operating environment and current weakness in pulp demand and prices, there can be no assurance that we will be able to generate sufficient cash flows to service, repay or refinance our outstanding indebtedness when it matures. In particular, if we are forced to take production downtime at any of our mills as a result of the weak pulp pricing environment, this could have a material adverse effect on cash flows and impair our ability to service and repay debt.

Our shares may be delisted from the NASDAQ Global Market if the closing price for our shares is not maintained at $1.00 per share or higher.

NASDAQ imposes, among other requirements, listing maintenance standards as well as minimum bid and public float requirements. The price of our shares must trade at or above $1.00 to comply with NASDAQ’s minimum bid requirement for continued listing on the NASDAQ Global Market. In recent months, our shares have traded at below $1.00 per share at closing for an extended period of time.

In response to current market conditions, NASDAQ has suspended its enforcement of the rules regarding a minimum closing bid price until April 20, 2009. If the closing bid price of our shares continues to fail to meet NASDAQ’s minimum bid price requirement for 30 consecutive business days on or after April 20, 2009, or such later date to which NASDAQ may extend its suspension of this requirement, of if we otherwise fail to meet all other applicable requirements of the NASDAQ Global Market, NASDAQ may make a determination to delist our common shares. Any such delisting could adversely affect the market liquidity of our shares and the market price of our shares could decrease and could also adversely affect our ability to obtain financing or refinancing for the continuation of our operations and/or result in the loss of confidence by stakeholders.

If our shares were threatened with delisting from The NASDAQ Global Market, we may, depending on the circumstances, seek to extend the period for regaining compliance with NASDAQ listing requirements by moving our shares to The NASDAQ Capital Market, or we may pursue other strategic alternatives to meet the continuing listing standards. In addition, we may maintain our listing on the Toronto Stock Exchange.

Cyclical fluctuations in the price and supply of our raw materials could adversely affect our business.

Our main raw material is fiber in the form of wood chips and pulp logs. Such fiber is cyclical in terms of both price and supply. The cost of wood chips and pulp logs is primarily affected by the supply and demand for lumber. Demand for these raw materials is generally determined by the volume of pulp and paper products produced globally and regionally. Since 2006 high energy prices, a focus on, and governmental initiatives related to, “green” or renewable energy have led to an increase in renewable energy projects in Europe, including Germany. Demand for wood residuals from such energy producers has generally put upward pressure on prices for wood residuals such as wood chips in Germany and its neighboring countries. This has resulted in higher fiber costs for our German mills and such trend could continue to put further upward pressure on wood chip prices although declining energy prices and weakening economies in the latter part of 2008 have tempered such demand. Similarly, North American energy producers are exploring the viability of renewable energy initiatives and governmental initiatives in this field are increasing, all of which could lead to higher demand for sawmill residual fiber, including chips. The cyclical nature of pricing for these raw materials represents a potential risk to our profit margins if pulp producers are unable to pass along price increases to their customers.

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

We sell our pulp globally, with a large percentage sold in Europe, North America and Asia. The markets for pulp are highly competitive. A number of other global companies compete in each of these markets and no company holds a dominant position. Our pulp is considered a commodity because many companies produce similar and largely standardized products. As a result, the primary basis for competition in our markets has been price. Many of our competitors have greater resources and lower leverage than we do and may be able to adapt more quickly to industry or market changes or devote greater resources to the sale of products than we can. There can be no assurance that we will continue to be competitive in the future. The global pulp market has historically been characterized by considerable swings in prices which have and will result in variability in our earnings. Prices are typically denominated in U.S. dollars.

We are exposed to currency exchange rate and interest rate fluctuations.

In 2008, the majority of our sales were in products quoted in U.S. dollars while most of our operating costs and expenses, other than those of the Celgar mill, were incurred in Euros. In addition, all of the products sold by the Celgar mill are quoted in U.S. dollars and the Celgar mill costs are primarily incurred in Canadian dollars. Our results of operations and financial condition are reported in Euros. As a result, our revenues are adversely affected by a decrease in the value of the U.S. dollar relative to the Euro and to the Canadian dollar. Such shifts in currencies relative to the Euro and the Canadian dollar reduce our operating margins and the cash flow available to fund our operations and to service our debt. This could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Our business is capital intensive and requires that we regularly incur capital expenditures to maintain our equipment, improve efficiencies and comply with environmental laws. Our annual capital expenditures may vary due to fluctuations in requirements for maintenance, business capital, expansion and as a result of changes to environmental regulations that require capital expenditures to bring our operations into compliance with such regulations. In addition, our senior management and board of directors may approve projects in the future that will require significant capital expenditures. Increased capital expenditures could have a material adverse effect on our cash flow and our ability to satisfy our debt obligations. Further, while we regularly perform maintenance on our manufacturing equipment, key pieces of equipment in our various production processes may still need to be repaired or replaced. If we do not have sufficient funds or such repairs or replacements are delayed, the costs of repairing or replacing such equipment and the associated downtime of the affected production line could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We use derivatives to manage certain risk which has caused significant fluctuations in our operating results.

We use derivative instruments to limit our exposure to interest rate fluctuations. Concurrently with entering into the Stendal financing, Stendal entered into variable-to-fixed rate interest swaps for the full term of the Stendal Loan Facility to manage its interest rate risk exposure with respect to the full principal amount of this facility.

We record unrealized gains or losses on our derivative instruments when they are marked to market at the end of each reporting period and realized gains or losses on them when they are settled. These unrealized and realized gains and losses can materially impact our operating results for any reporting period. For example, our operating results for 2008 included unrealized net losses of €25.2 million on our interest rate derivative. For 2007, our operating results included realized and unrealized net gains of €20.4 million on our currency and interest rate derivatives. Our operating results for 2006 included realized and unrealized net gains of €105.8 million on currency and interest rate derivatives.

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

The majority of our employees are unionized. In the future we may enter into a collective agreement with our pulp workers at the Stendal mill. The collective agreements relating to hourly workers at both our Rosenthal and Celgar mills expired in 2008. We are currently negotiating a new agreement with our Rosenthal employees and have negotiated a new four-year collective agreement, effective May 1, 2008, with the hourly workers at our Celgar mill. Although we have not experienced any work stoppages in the past, there can be no assurance that we will be able to negotiate acceptable collective agreements or other satisfactory arrangements with our employees upon the expiration of our collective agreements or in conjunction with the establishment of a new agreement or arrangement with our pulp workers at the Stendal mill. This could result in a strike or work stoppage by the affected workers. The registration or renewal of the collective agreements or the outcome of our wage negotiations could result in higher wages or benefits paid to union members. Accordingly, we could experience a significant disruption of our operations or higher on-going labor costs, which could have a material adverse effect on our business, financial condition, results of operations and cash flow.

The Celgar Energy Project may not generate the results or benefits we expect.

The Celgar Energy Project is subject to customary risks and uncertainties inherent for large capital projects which could result in the project not completing on schedule or as budgeted. Delays to Celgar receiving any operating permits or any required amendments to such permits could result in construction delays, operational deficiencies or funding shortfalls. Furthermore, the Celgar mill could experience operating difficulties or delays during the start-up period when production of “green” energy is being ramped up. The Celgar Energy Project may not achieve our planned power generation or the level required under the electricity purchase agreement concluded with British Columbia’s principal power authority.

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

The EU ETS and Germany’s Renewable Energy Act.

Since 2005, our German mills have benefitted from sales of emission allowances under the EU ETS. As a result of our Rosenthal and Stendal mills’ recently commenced participation in the Renewable Energy Act, the amount of emissions allowances granted to our German mills under the EU ETS may be reduced or our German mills may cease to be eligible at all for participation under the EU ETS.

Additionally, the Renewable Energy Act is subject to governmental amendments which could adversely affect the eligibility of our Rosenthal and Stendal mills to participate in this statutory program and/or the tariffs paid thereunder. As a result we cannot predict with any certainty the amount of future sales of surplus energy we may be able to generate.

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

A material disruption at one of our manufacturing facilities could prevent us from meeting customer demand, reduce our sales and/or negatively impact our results of operations. Any of our mills could cease operations unexpectedly due to a number of events, including:

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

We may incur losses as a result of unforeseen or catastrophic events, including the emergence of a pandemic, terrorist attacks or natural disasters.

The occurrence of unforeseen or catastrophic events, including the emergence of a pandemic or other widespread health emergency (or concerns over the possibility of such an emergency), terrorist attacks or natural disasters, could create economic and financial disruptions, could lead to operational difficulties (including travel limitations) that could impair our ability to manage or operate our business and adversely affect our results of operations.

Our insurance coverage may not be adequate.

We have obtained insurance coverage that we believe would ordinarily be maintained by an operator of facilities similar to our mills. Our insurance is subject to various limits and exclusions. Damage or destruction to our facilities could result in claims that are excluded by, or exceed the limits of, our insurance coverage. Additionally, the current financial crisis is affecting the availability of insurance coverage and, in particular, the availability and extent of credit insurance, and there can be no assurance that we will be able to maintain credit insurance for our planned operations on commercially acceptable terms or at all.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.  PROPERTIES

We lease offices in Vancouver, British Columbia, Seattle, Washington, and in Berlin, Germany. We own the Rosenthal and Celgar mills and the underlying property. The Stendal mill is situated on property owned by Stendal, our 70.6% owned subsidiary.

The Rosenthal mill is situated on a 220 acre site near the town of Blankenstein in the state of Thüringia, approximately 300 kilometers south of the Stendal mill. The Saale river flows through the site of the mill. In late 1999, we completed a major capital project which converted the Rosenthal mill to the production of kraft pulp. It is a single line mill with a current annual production capacity of approximately 325,000 ADMTs of kraft pulp. The mill is self-sufficient in steam and electrical power. Some excess electrical power which is constantly generated is sold to the regional power grid. The facilities at the mill include:

•	an approximately 315,000 square feet fiber storage area;

•	barking and chipping facilities for pulp logs;

•	an approximately 300,000 square feet roundwood yard;

•	a fiber line, which includes a Kamyr continuous digester and bleaching facilities;

•	a pulp machine, which includes a dryer, a cutter and a bailing line;

•	an approximately 63,000 square feet finished goods storage area;

•	a chemical recovery system, which includes a recovery boiler, evaporation plant and recausticizing plant;

•	a fresh water plant;

•	a wastewater treatment plant; and

•	a power station with a turbine capable of producing 45 MW of electric power from steam produced by the recovery boiler.

The Stendal mill is situated on a 200 acre site owned by Stendal that is part of a larger 1,250 acre industrial park near the town of Stendal in the state of Saxony-Anhalt, approximately 300 kilometers north of the Rosenthal mill and 130 kilometers from the city of Berlin. The mill is adjacent to the Elbe river and has access to harbor facilities for water transportation. The mill is a single line mill with a current annual design production capacity of approximately 635,000 ADMTs of kraft pulp. The Stendal mill is self-sufficient in steam and electrical power. Some excess electrical power which is constantly being generated is sold to the regional power grid. The facilities at the mill include:

•	an approximately 920,000 square feet fiber storage area;

•	barking and chipping facilities for pulp logs;

•	a fiber line, which includes ten Superbatch digester and bleaching facilities;

•	a pulp machine, which includes a dryer, a cutter and a bailing line;

•	an approximately 108,000 square feet finished goods storage area;

•	a recovery line, which includes a recovery boiler, evaporation plant, recausticizing plant and lime kiln;

•	a fresh water plant;

•	a wastewater treatment plant; and

•	a power station with a turbine capable of producing approximately 100 MW of electric power from steam produced by the recovery boiler and a power boiler.

The Celgar mill is situated on a 400 acre site near the city of Castlegar, British Columbia. The mill is located on the south bank of the Columbia River, approximately 600 kilometers east of the port city of Vancouver, British Columbia, and approximately 32 kilometers north of the Canada-U.S. border. The city of Seattle, Washington is approximately 650 kilometers southwest of Castlegar. It is a single line mill with a current annual production capacity of approximately 495,000 ADMTs of kraft pulp. Internal power generating capacity could, with certain capital improvements, enable the Celgar mill to be self-sufficient in electrical power and at times to sell surplus electricity. The facilities at the Celgar mill include:

•	chip storage facilities consisting of four vertical silos and an asphalt surfaced yard with a capacity of 200,000 cubic meters of chips;

•	a woodroom containing debarking and chipping equipment for pulp logs;

•	a fiber line, which includes a dual vessel hydraulic digester, pressure knotting and screening, single stage oxygen delignification and a four stage bleach plant;

•	two pulp machines, which each include a dryer, a cutter and a bailing line;

•	a chemical recovery system, which includes a recovery boiler, evaporation plant, recausticizing area and effluent treatment system; and

•	a turbine and generator capable of producing approximately 52 MW of electric power from steam produced by a recovery boiler and power boiler fueled by natural gas.

At the end of 2008, substantially all of the assets relating to the Stendal mill were pledged to secure the Stendal Loan Facility. The working capital loan facilities established for the Rosenthal and Celgar mills are secured by first charges against the inventories and receivables at the respective mills.

The following table sets out our pulp production capacity and actual production sales volumes and revenues by mill for the periods indicated:

	Annual
	Production	Years Ended December 31,
	Capacity(1)	2008	2007	2006
		(ADMTs)

Pulp Production by Mill:
Rosenthal	325,000	328,693	326,838	306,188
Celgar	495,000	485,893	476,243	438,855
Stendal	635,000	610,401	601,592	557,217

Total pulp production	1,455,000	1,424,987	1,404,673	1,302,260

(1)	Capacity is the rated capacity of the plants for the year ended December 31, 2008, which is based upon production for 365 days a year. Targeted production is generally based upon 355 days per year.

ITEM 3.  LEGAL PROCEEDINGS

In October 2005, our wholly owned subsidiary, Zellstoff Celgar Limited, received a re-assessment for real property transfer tax payable in British Columbia, Canada, in the amount of approximately €2.6 million (C$4.5 million) in connection with the acquisition of the Celgar mill. We are currently contesting the re-assessment and, as part of this process, a statutory lien was registered against the assets of the Celgar mill by British Columbia’s revenue authority in 2008. We currently expect a hearing in this matter to occur sometime in 2009. The amount, if any, that may be payable in connection with this matter remains uncertain.

In December 2008, the Court of First Instance of the European Communities dismissed the appeal brought by Kronoply GmbH and Kronotex GmbH & Co., two related board manufacturers against the decision of the Commission of the European Communities not to raise objection against the approximately €275 million of government grants received by our Stendal mill.

We are subject to routine litigation incidental to our business. We do not believe that the outcome of such litigation will have a material adverse effect on our business or financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) Market Information.  Our shares are quoted for trading on the NASDAQ Global Market under the symbol “MERC” and listed in U.S. dollars on the Toronto Stock Exchange under the symbol “MRI.U”. The following table sets forth the high and low sale prices of our shares on the NASDAQ Global Market for each quarter in the two year period ended December 31, 2008:

Fiscal Quarter Ended	High	Low

2007
March 31	$13.74	$11.19
June 30	13.39	9.51
September 30	10.94	7.56
December 31	10.10	6.99

2008
March 31	$9.02	$6.70
June 30	8.48	6.31
September 30	7.72	3.17
December 31	3.66	0.95

(b) Shareholder Information.  As at February 27, 2009, there were approximately 453 holders of record of our shares and a total of 36,422,487 shares were outstanding.

(c) Dividend Information.  The declaration and payment of dividends is at the discretion of our board of directors. Our board of directors has not declared or paid any dividends on our shares in the past two years and does not anticipate declaring or paying dividends in the foreseeable future.

(d) Equity Compensation Plans.  The following table sets forth information as at December 31, 2008 regarding our equity compensation plans approved by our shareholders. 1,000,000 of our shares may be issued pursuant to options, stock appreciation rights and restricted shares under our 2004 Stock Incentive Plan. Our Amended and Restated 1992 Non-Qualified Stock Option Plan expired in 2008.

	Number of Shares to be	Weighted-average	Number of Shares
	Issued Upon Exercise	Exercise Price of	Available for Future
	of Outstanding Options	Outstanding Options	Issuance Under Plan

2004 Stock Incentive Plan	30,000	$7.30	166,700(1)
Amended and Restated 1992 Non-Qualified Stock Option Plan	898,334	$6.41	— (2)

(1)	An aggregate of 232,685 restricted shares have been issued under the plan. Grants for up to 570,614 shares have been made pursuant to the Performance Supplement under the plan (as described below).
(2)	The plan has expired.

The terms of the 2004 Plan permit us to grant awards under other plans, programs or agreements which may be settled in shares under the 2004 Plan. Pursuant to such terms we initiated a long-term performance incentive supplement, or “Performance Supplement”, in February 2008. The function of the Performance Supplement, in accordance with the purposes of the 2004 Plan, is to promote the long-term success of the Company and the creation of shareholder value by aligning the interests of our employees, including senior management, with those of our shareholders. Any grants made under the Performance Supplement are settled in the form of shares issued under the 2004 Plan and any shares issued pursuant to the Performance Supplement reduce the number of shares available under the 2004 Plan.

The Performance Supplement provides for the grant of restricted stock, restricted stock units and performance awards comprised of performance shares and performance units to salaried employees of the Company and its affiliates. The total number of shares reserved and available for delivery for awards granted under the Performance Supplement is 570,614 shares and represents a portion of the shares which can be issued under the 2004 Plan.

We do not have any equity compensation plans that have not been approved by shareholders.

(e) Private Placements.  In December 2006, we purchased and cancelled an aggregate of $15,245,000 principal amount of our convertible notes in exchange for 2,201,035 shares of our common stock. The shares were issued pursuant to Section 3(a)(9) of the Securities Act of 1933, as amended.

(f) Performance Graph.  The following graph shows a five-year comparison of cumulative total shareholder return, calculated on an assumed dividend reinvested basis, for our common stock, the NASDAQ Stock Market Index (the “NASDAQ Index”) and Standard Industrial Classification, or “SIC”, Code Index (SIC Code 2611 — pulp mills) (the “Industry Index”). The graph assumes $100 was invested in each of our common stock, the NASDAQ Index and the Industry Index on December 31, 2003. Data points on the graph are annual.

5-YEAR CUMULATIVE TOTAL RETURN
ASSUMES $100 INVESTED ON DEC. 31, 2003
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING DEC 31, 2008

Company	2003	2004	2005	2006	2007	2008
Mercer International Inc.	100.00	167.72	123.78	186.93	123.31	30.24
SIC Code Index	100.00	116.55	119.98	186.38	228.45	37.76
NASDAQ Stock Market Index	100.00	108.41	110.79	122.16	134.29	79.25

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth selected historical financial and operating data as at and for the periods indicated. The following selected financial data is qualified in its entirety by, and should be read in conjunction with, our consolidated financial statements and related notes contained in this annual report and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”. The following selected financial data:

•	includes the operating results of the Stendal mill from its start up in September 2004 and the results of operations and financial condition of the Celgar mill from the time of its acquisition in February 2005; and

•	excludes the results of operations of our paper operations which were sold in 2006 and are accounted for as discontinued operations. Previously reported data and the financial statements and related notes included herein have been reclassified to conform to the current presentation.

	Years Ended December 31,
	2008	2007	2006	2005	2004
	(Euro in thousands, other than per share and per ADMT amounts)

Statement of Operations Data
Revenues	€720,291	€727,295	€644,899	€469,178	€197,693
Costs and expenses	€706,962	€657,709	€552,395	€450,528	€205,894
Operating income (loss) from continuing operations	€13,329	€69,586	€92,504	€18,650	€(8,201)
Unrealized gains (losses) on derivative financial instruments	€(25,228)	€13,537	€109,358	€(69,308)	€(32,331)
Realized gains (losses) on derivative financial instruments	€—	€6,820	€(3,510)	€(2,455)	€44,467
Interest expense(1)	€65,756	€71,400	€91,931	€86,326	€23,185
Investment income	€(1,174)	€4,453	€6,090	€2,422	€2,772
Net income (loss) from continuing operations	€(72,465)	€22,389	€69,242	€(112,058)	€30,139
Net income (loss) (including discontinued operations)	€(72,465)	€22,179	€63,210	€(117,146)	€19,980
Net income (loss) per share from continuing operations, Basic	€(2.00)	€0.62	€2.08	€(3.59)	€1.73
Diluted	€(2.00)	€0.58	€1.72	€(3.59)	€1.25
Net income (loss) per share (including discontinued operations)	€(2.00)	€0.61	€1.90	€(3.75)	€1.15
Weighted average shares outstanding (in thousands),
Basic	36,285	36,081	33,336	31,218	17,426
Diluted	36,287	45,303	43,084	31,218	28,525
Balance Sheet Data
Current assets	€258,901	€290,259	€221,800	€251,522	€207,409
Current liabilities	€104,527	€121,516	€120,002	€140,327	€229,068
Working capital	€154,374	€168,743	€101,798(2)	€111,195(2)	€(21,659	)(2)
Total assets(3)	€1,180,230	€1,283,517	€1,302,594	€1,393,816	€1,255,649
Long-term liabilities	€909,478	€885,339	€963,791	€1,104,746	€863,840
Shareholders’ equity	€166,225	€276,662	€218,801	€148,743	€162,741
Other Pulp Data(4)
Sales volume (ADMTs)	1,423,300	1,352,590	1,326,355	1,101,304	421,716
Production	1,424,987	1,404,673	1,302,260	1,184,619	446,710
Average price realized (per ADMT)	€478	€516	€465	€407	€423

(1)	We capitalized most of the interest related to the Stendal mill prior to September 18, 2004.
(2)	We have applied for investment grants from the federal and state governments of Germany and had claims of approximately €0.3 million outstanding at December 31, 2007, all of which was received in 2008, €1.6 million outstanding at December 31, 2006, all of which was received in 2007 and approximately €7.0 million outstanding at December 31, 2005, all of which was received in 2006. However, in accordance with our accounting policies, we do not record these grants until they are received.
(3)	We do not report the effect of government grants relating to our assets in our income. These grants reduce the cost basis of the assets purchased when the grants are received. See “Item 1 — Business — Capital Expenditures”.
(4)	Excluding intercompany sales.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of our continuing operations as at and for the three years ended December 31, 2008 is based upon and should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this annual report. The following Management’s Discussion and Analysis of Financial Condition and Results of Operations reflects the disposition of our paper operations in 2006, the results of which have been classified as discontinued operations and their financial results are reported separately as discontinued operations

Results of Operations

General

We operate in the pulp business and our operations are located in Germany and Western Canada. Our mills have a combined annual production capacity of approximately 1,455,000 ADMTs.

We operate in markets that are global, cyclical and commodity based. Our financial performance depends on a number of variables that impact sales and production costs. Sales and production results are influenced largely by the market price for our products and raw materials, the mix of products produced and foreign currency exchange rates. Kraft pulp markets are highly cyclical, with prices determined by supply and demand. Demand for kraft pulp is influenced to a significant degree by global levels of economic activity and supply is driven by industry capacity and utilization rates. Our product mix is important because premium grades of NBSK pulp generally achieve higher prices and profit margins.

Global economic conditions, changes in production capacity and inventory levels are the primary factors affecting kraft pulp prices. Historically, kraft pulp prices have been cyclical in nature. The average European list prices for NBSK pulp between 2000 and 2008 ranged from a low of $447 per ADMT in 2002 to a high of $900 per ADMT in mid-2008. In the latter part of 2008, we experienced extremely difficult market conditions characterized by poor demand and rapidly declining prices for our product. At the end of 2008, NBSK list prices in Europe had declined to $635 per ADMT.

Our sales realizations are affected by customer discounts, commissions and other items, as well as fluctuations in NBSK pulp prices.

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

Our financial performance for any reporting period is also impacted by changes in the U.S. dollar to Euro and Canadian dollar exchange rate and in interest rates. Changes in currency rates affect our operating results because the price for our principal product, NBSK pulp, is generally based on a global industry benchmark that is quoted in U.S. dollars, even though a significant portion of the sales from our German mills is invoiced in Euros. Therefore, a weakening of the U.S. dollar against the Euro and the Canadian dollar will generally reduce the amount of our pulp operations’ revenues. Most of our operating costs at our German mills, including our debt obligations under the Stendal Loan Facility and Rosenthal Loan Facility, are incurred in Euros. Most of our operating costs at the Celgar mill, including its working capital facility, are in Canadian dollars. These costs do not fluctuate with the U.S. dollar to Euro or Canadian dollar exchange rates. Thus, a weakening of the U.S. dollar against the Euro and the Canadian dollar tends to reduce our sales revenue, gross profit and income from operations. Conversely, an increase in the U.S. dollar versus the Euro and the Canadian dollar positively impacts our revenues by increasing our operating margins and cash flow.

Changes in interest rates can impact our operating results because the credit facilities established for our mills use floating rates of interest.

From time to time, we also enter into interest rate and foreign currency derivative contracts to partially protect against the effect of such changes. Gains or losses on such derivatives are included in our earnings, either as they are settled or as they are marked to market for each reporting period. See “Item 7A — Quantitative and Qualitative Disclosures about Market Risk”.

Stendal, as required under the Stendal Loan Facility, entered into variable-to-fixed rate interest swaps, referred to as the “Stendal Interest Rate Contracts”, in August 2002 to fix the interest rate on approximately €612.6 million of indebtedness for the full term of the Stendal Loan Facility. In 2008 and 2007, we recorded a net unrealized non-cash holding loss of €25.2 million and gain of €19.5 million, respectively, before minority interests on the mark to market valuation of the Stendal Interest Rate Contracts. The 2008 loss was primarily due to the decrease in long-term European interest rates, whereas the 2007 gain resulted primarily from improving world economies and increases in long-term European interest rates. In 2006, we recorded a net unrealized non-cash holding gain of €37.3 million before minority interests on the Stendal Interest Rate Contracts. Slowing world economies and further reductions in interest rates could result in our recording of further non-cash holding losses on the Stendal Interest Rate Contracts in future periods when they are marked to market.

2008 Significant Actions

In 2008 we took the following significant actions:

•	Commenced the Celgar Energy Project at our Celgar mill to advance our objective of increasing production of and revenues from “green” energy;

•	Submitted a proposal under the bioenergy call for “green” power issued by British Columbia’s primary public utility provider which was selected and has resulted in the finalization of an electricity purchase agreement with, the utility for the supply of electrical energy generated from the Celgar Energy Project;

•	Worked with our lenders to restructure the Stendal Loan Facility which resulted in the completion of an amending agreement in February 2009;

•	Modernized the Celgar mill’s woodroom, established log purchasing programs and implemented logistical changes to improve Celgar’s fiber costs;

•	Continued to focus on cost reductions and working capital management; and

•	Developed various initiatives to enhance short-term liquidity.

Current Market Environment

In 2008 global economies experienced unprecedented volatility and disruption and we are currently operating in a difficult worldwide economic environment. During the fourth quarter of 2008, we experienced significant declines in demand and selling prices for our product. As we enter 2009, pulp industry conditions remain challenging. These conditions are beyond our ability to control and may have a significant impact on our business, results of operations, cash flows, ability to meet our debt service obligations and financial position.

Three-Year Snapshot

Selected production, sales and exchange rate data for each of our last three years is as follows:

	Years Ended December 31,
	2008	2007	2006

Pulp Production (’000 ADMTs)	1,425.0	1,404.7	1,302.3

Scheduled Production Downtime (’000 ADMTs)	47.0	46.0	60.0

Pulp Sales (’000 ADMTs)(1)	1,423.3	1,352.6	1,326.4

Pulp Revenues (in millions)(1)	€689.3	€704.4	€624.0

NBSK pulp list prices in Europe ($/ADMT)	$839	$800	$680
NBSK pulp list prices (€/ADMT)	€571	€584	€542
Average pulp sales realizations (€/ADMT)(2)	€478	€516	€465
Energy Production (’000 MWh)	1,456.6	1,401.9	1,297.4
Energy Sales (’000 MWh)	456.1	430.4	414.4
Energy Revenue (in millions)	31.0	22.9	20.9
Average energy sales realizations (€/MWh)	68	53	50
Average Spot Currency Exchange Rates
€ / $(3)	0.6800	0.7294	0.7962
C$ / $(3)	1.0669	1.0740	1.1344
C$ / €(4)	1.5603	1.4690	1.4244

(1)	Excluding intercompany sales volumes of nil, nil and 13,234 ADMTs of pulp and intercompany net sales revenues of €nil, €nil and €6.4 million in 2008, 2007 and 2006, respectively.
(2)	List price less discounts and commissions.
(3)	Average Federal Reserve Bank of New York noon spot rate over the reporting period.
(4)	Average Bank of Canada noon spot rate over the reporting period.

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

In the year ended December 31, 2008, pulp revenues decreased by approximately 2.1% to €689.3 million from €704.4 million in 2007, primarily due to the challenging market conditions in the second half of the year and the weakness of the U.S. dollar in much of the first three quarters of 2008. In 2008, revenues from the sale of excess energy increased to €31.0 million from €22.9 million in 2007. The increase in energy revenues in 2008 includes the settlement of certain energy forward contracts totaling approximately €4.5 million.

Pulp prices increased in the first half of 2008, primarily as a result of stronger demand and the weakening of the U.S. dollar but decreased in the second half due to deteriorating global economic conditions. List prices for NBSK pulp in Europe were approximately $839 (€571) per ADMT in 2008, compared to approximately $800 (€584) per ADMT in 2007. At the end of 2008, list prices decreased to approximately $635 (€456) per ADMT in Europe and $530 (€381) per ADMT in Asia, depending upon the country of delivery. At December 31, 2008, Norscan producers’ inventories for softwood kraft rose to 40 days’ supply, compared to 27 days at the end of 2007 as a result of weak demand and consumer de-stocking.

Pulp sales volume increased to 1,423,300 ADMTs in 2008 from 1,352,590 ADMTs in 2007. Average pulp sales realizations decreased by approximately 7.4% to €478 per ADMT in 2008 from €516 per ADMT in 2007 because of weakening conditions in the second half of 2008. The negative market conditions, however, were partially offset by the strengthening of the U.S. dollar late in the year.

Pulp production increased to 1,424,987 ADMTs in 2008 from 1,404,673 ADMTs in 2007, as all of our mills generally performed well and our Stendal and Rosenthal mills marked a record production year. In each of 2008 and 2007, we took a total of 33 days scheduled maintenance downtime at our mills and expect to take approximately 27 days in 2009.

Costs and expenses increased to €707.0 million in the year ended December 31, 2008 from €657.7 million in 2007.

On average, and excluding the effect of the non-cash inventory provisions on our fiber inventories in the fourth quarter of 2008, our fiber costs in 2008 were generally flat from 2007. In Germany, fiber costs decreased slightly as sustained production curtailments by large parts of the European board industry lowered demand for fiber throughout 2008 and decreased prices for roundwood which offset price increases in wood chips caused by decreased sawmilling activity. Fiber costs at our Celgar mill increased in 2008 from the prior year, primarily as a result of increased whole log chipping and higher freight costs incurred in the delivery of wood chips to the mill. Overall, in the short-term, we currently expect fiber prices in Germany to remain generally level with 2008 fourth quarter prices. However, possible reductions in harvesting rates by German forest owners in response to market conditions could lead to an undersupply of roundwood and upward pressure on fiber prices later in the year. Fiber costs at our Celgar mill are expected to decrease as we move further into 2009 as a result of lower wood chip prices and the expected ramp up of the mill’s recently upgraded woodroom.

In the fourth quarter of 2008, we were required to record non-cash provisions of €4.2 million and €7.1 million against our finished goods and fiber inventories, respectively, as a result of weakening NBSK markets.

In 2008, contribution to income from the sale of emission allowances increased to €5.6 million, compared to €4.6 million in 2007. Operating depreciation and amortization decreased marginally to €55.5 million in 2008 from €56.4 million in 2007.

For the year ended December 31, 2008, operating income decreased to €13.3 million from €69.6 million in 2007, primarily due to lower sales realizations resulting from deteriorating market conditions and non-cash inventory provisions totaling €11.3 million.

Interest expense in 2008 decreased to €65.8 million from €71.4 million in 2007 primarily due to lower levels of borrowing.

In 2008, primarily due to the significant decrease in long-term European interest rates, we recorded an unrealized loss of €25.2 million on the Stendal Interest Rate Contracts, compared to a net gain on derivatives of €20.4 million in 2007 which was primarily the result of higher long-term European interest rates.

A portion of our long-term debt is denominated and repayable in foreign currencies, principally U.S. dollars. In 2008, we recorded an unrealized foreign exchange loss on our debt of €4.2 million as a result of the strengthening of the U.S. dollar in the latter part of the year, compared to a gain of €11.0 million in 2007.

In 2008, the minority shareholder’s proportionate interest in the Stendal mill’s loss was €13.1 million, compared to €1.3 million of income in 2007.

In 2008, we reported a net loss from continuing operations of €72.5 million, or €2.00 per basic and diluted share which included an unrealized loss of €29.5 million on our Stendal Interest Rate Contracts and a foreign exchange loss on our long-term debt and non-cash inventory provisions totaling €11.3 million. In 2007, we reported net income from continuing operations of €22.4 million, or €0.62 per basic and €0.58 per diluted share, which included an aggregate net gain of €31.3 million on our outstanding derivatives and a foreign exchange gain on our long-term debt, compared to a loss of €29.5 million in 2008.

In 2008, “Operating EBITDA” was €69.1 million, compared to €126.2 million in 2007. Operating EBITDA in 2008 includes non-cash inventory provisions totaling €11.3 million. Operating EBITDA is defined as operating income (loss) from continuing operations plus depreciation and amortization and non-recurring capital asset impairment charges. Management uses Operating EBITDA as a benchmark measurement of its own operating results, and as a benchmark relative to its competitors. Management considers it to be a meaningful supplement to operating income as a performance measure primarily because depreciation expense and non-recurring capital asset impairment charges are not an actual cash cost, and depreciation expense varies widely from company to company in a manner that management considers largely independent of the underlying cost efficiency of their operating facilities. In addition, we believe Operating EBITDA is commonly used by securities analysts, investors and other interested parties to evaluate our financial performance.

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

The following table provides a reconciliation of net income from continuing operations to operating income from continuing operations and Operating EBITDA for the periods indicated:

	Years Ended December 31,
	2008	2007
	(in thousands)

Net income (loss) from continuing operations	€(72,465)	€22,389
Minority interest	(13,075)	1,251
Income taxes (benefits)	2,477	10,314
Interest expense	65,756	71,400
Investment (income) loss	1,174	(4,453)
Derivative financial instruments, net	25,228	(20,357)
Unrealized foreign exchange (gain) loss on debt	4,234	(10,958)

Operating income from continuing operations	13,329	69,586
Add: Depreciation and amortization	55,762	56,658

Operating EBITDA	€69,091	€126,244

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

In the year ended December 31, 2007, pulp revenues increased by approximately 12.9% to €704.4 million from €624.0 million in 2006, primarily due to higher prices which were partially offset by an 8% and 5% weakening of the U.S. dollar versus the Euro and the Canadian dollar, respectively. In 2007, revenues from the sale of excess energy were €22.9 million compared to €20.9 million in 2006.

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

Costs and expenses increased to €657.7 million in the year ended December 31, 2007 from €552.4 million in 2006, primarily as a result of increased fiber costs and higher sales volume. In 2006, we benefited from, and costs were reduced by, a reversal of an accrual for wastewater fees of €13.0 million.

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

Stendal previously entered into the Stendal Interest Rate Contracts to fix the interest rate on its outstanding bank indebtedness. Due to the increase in long-term European interest rates, we recorded realized and unrealized net gains of €20.4 million before minority interests on our outstanding derivatives in 2007, compared to an unrealized net gain of €105.8 million on our outstanding derivatives in 2006 which included a realized loss of €3.5 million from the settlement of currency forwards.

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

We reported net income from continuing operations for 2007 of €22.4 million, or €0.62 per basic and €0.58 per diluted share, which included an aggregate net gain of €31.3 million on our outstanding derivatives and a foreign exchange gain on our long-term debt. In 2006, we reported net income from continuing operations of €69.2 million, or €2.08 per basic and €1.72 per diluted share, which reflected a net unrealized gain of €121.1 million on our outstanding derivatives and a foreign exchange gain on our debt.

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

The following table provides a reconciliation of net income from continuing operations to operating income from continuing operations and Operating EBITDA for the periods indicated:

	Years Ended December 31,
	2007	2006
	(in thousands)

Net income (loss) from continuing operations	€22,389	€69,242
Minority interest	1,251	1,071
Income taxes (benefits)	10,314	57,443
Interest expense	71,400	91,931
Investment (income) loss	(4,453)	(6,090)
Derivative financial instruments, net	(20,357)	(105,848)
Foreign exchange (gain) loss on debt	(10,958)	(15,245)

Operating income (loss) from continuing operations	69,586	92,504
Add: Depreciation and amortization	56,658	55,834

Operating EBITDA	€126,244	€148,338

Sensitivities

Our earnings are sensitive to, among other things, fluctuations in:

NBSK Pulp Price.  NBSK pulp is a global commodity that is priced in U.S. dollars, whose markets are highly competitive and cyclical in nature. As a result, our earnings are sensitive to NBSK pulp price changes. Based upon our 2008 sales volume (and assuming all other factors remained constant), each $10.00 per tonne change in NBSK pulp prices yields a change in Operating EBITDA of approximately €9.7 million.

Foreign Exchange.  As NBSK pulp is principally quoted in U.S. dollars, the amount of revenues we generate fluctuates with changes in the value of the U.S. dollar to the Euro. Based upon our 2008 revenues, each €0.01 change in the value of the U.S. dollar yields a change in annual gross sales revenue of approximately €10.1 million.

Liquidity and Capital Resources

The following table is a summary of selected financial information for the periods indicated:

	Years Ended December 31,
	2008	2007
	(in thousands)

Financial Position
Cash and cash equivalents	€42,452	€84,848
Cash, restricted	13,000	33,000
Working capital	154,374	168,743
Property, plant and equipment	881,704	933,258
Total assets	1,180,230	1,283,517
Long-term liabilities	909,478	885,339
Shareholders’ equity	166,225	276,662

Sources and Uses of Funds

Our principal sources of funds are cash flows from operations, cash on hand and the revolving working capital loan facilities for our Celgar and Rosenthal mills. Our principal uses of funds consist of operating expenditures, payments of principal and interest on the Stendal Loan Facility, capital expenditures and interest payments on our outstanding senior notes and convertible notes.

As at December 31, 2008, our cash and cash equivalents were €42.5 million, compared to €84.8 million at the end of 2007. We also had €13.0 million of cash restricted in the DSRA under the Stendal Loan Facility.

In February 2009, to increase its liquidity and financial flexibility in the current difficult market environment, Stendal entered into the Amendment for its Stendal Loan Facility. The Stendal Loan Facility is our only credit facility which currently has scheduled principal payments. The Amendment revises the repayment schedule of principal payments due by deferring approximately €164.0 million of principal payments until maturity on September 30, 2017. The Deferred Amount includes approximately €20.0 million, €26.0 million and €21.0 million of scheduled principal payments in 2009, 2010 and 2011, respectively. Under the revised repayment schedule, we will be required to make principal payments totaling €16.5 million during the next twelve months. The Amendment also provides for a cash sweep of any excess cash of Stendal which will be used first to prepay the Deferred Amount and second to fund the DSRA. Not included in the cash sweep is €15.0 million which Stendal is permitted to retain for working capital purposes. As part of the Amendment, we are required to make a capital contribution of €10.0 million to Stendal. For a description of the Stendal Loan Facility see “Item 1 — Business — Description of Certain Indebtedness”.

In January 2009 we extended the maturity of the Celgar Working Capital Facility from May 2009 to May 2010.

The Stendal Loan Facility is provided by a syndicate of eleven financial institutions and both our Celgar Working Capital Facility and our Rosenthal Loan Facility are each provided by one financial institution. To date we have not experienced any reductions in credit availability with respect to these credit facilities. However, if any of these financial institutions were to default on their commitment to fund, we could be adversely affected. For a description of the Celgar Working Capital Facility and the Rosenthal Loan Facility, see “Item 1 — Business — Description of Certain Indebtedness”.

In 2008, capital expenditures related to the Celgar Energy Project totaled approximately €4.6 million and we expect costs for the project to be approximately €26.0 million in 2009. Although there can be no assurance, we currently intend to finance the balance of the costs of the Celgar Energy Project with additional term indebtedness and have commenced preliminary discussions with a number of potential lenders.

Debt

As at December 31, 2008, the amount outstanding under Stendal Loan Facility was €531.1 million. We also had approximately C$31.0 million outstanding under the Celgar facility.

Additionally, we have $310.0 million (€222.7 million) in principal amount of our Senior Notes outstanding which mature in February 2013 and for which we pay interest at the rate of 9.25% on February 15 and August 15 of each year. There are no scheduled principal payments until maturity. The indenture governing the Senior Notes does not contain any financial maintenance covenants and there are no scheduled principal payments until maturity.

We also have $67.3 million (€48.3 million) in principal amount of our Convertible Notes which mature in October 2010. We pay interest on the Convertible Notes semi-annually on April 15 and October 15 of each year at the rate of 8.5%. The Convertible Notes are also not subject to any financial maintenance covenants.

For a description of the Senior Notes and the Convertible Notes, see “Item 1 — Business — Description of Certain Indebtedness”.

Debt Covenants

Our long-term obligations contain various financial tests and covenants customary to these types of arrangements.

The Stendal Loan Facility contains an annual debt service cover ratio which, pursuant to the terms of the Amendment, must not fall below 1.1x for the period from December 31, 2011 to December 31, 2013 and 1.2x for the period after January 1, 2014 until maturity on September 30, 2017. The Amendment also implements a permitted leverage ratio of total debt to EBITDA which is effective from December 31, 2009. This ratio is set to decline over time from 13.0x on its effective date to 4.5x on June 30, 2017. Failure to comply with either ratio constitutes an event of default, but may be cured by the shareholders of Stendal with a once-per-fiscal-year ratio deficiency cure through a capital contribution or subordinated loan in the amount necessary to cure such deficiency.

Under the Rosenthal Loan Facility, our Rosenthal mill must not exceed a ratio of net debt to EBITDA of 3:1 in any 12-month period and there must be a ratio of EBITDA to interest expense equal to or in excess of 1.4:1 for each six month period. Additionally, current assets to current liabilities must equal or exceed 1.1:1.

The Celgar Working Capital Facility includes a covenant that, for so long as the excess amount under the facility is less than C$8.0 million, then until it becomes equal to or greater than such amount, the Celgar mill must maintain a fixed charge coverage ratio of not less than 1.1:1.0 for each 12-month period.

As at December 31, 2008, we were in full compliance with all of the covenants of our indebtedness.

Cash Flow Analysis

Cash Flows from Operating Activities.  We operate in a cyclical industry and our operating cash flows vary accordingly. Our principal operating cash expenditures are for labor, fiber, chemicals and debt service.

Working capital levels fluctuate throughout the year and are affected by maintenance downtime, changing sales patterns, seasonality and the timing of receivables and the payment of payables and expenses. Generally, finished goods inventories are increased prior to scheduled maintenance downtime to maintain sales volume while production is stopped. Our fiber inventories exhibit seasonal swings as we increase pulp log and wood chip inventories to ensure adequate supply of fiber to our mills during the winter months. Changes in sales volume can affect the level of receivables and influence overall working capital levels. We believe our management practices with respect to working capital conform to common business practices.

Operating activities in 2008 used cash of €11.9 million, compared to providing cash of €19.1 million in 2007. An increase in receivables due primarily to higher pulp sales used cash of €14.8 million in 2008, compared to €11.9 million in 2007. An increase in inventories before non-cash provisions used cash of €13.3 million in 2008, compared to an increase in inventories using cash of €38.7 million in 2007. An increase in accounts payable and accrued expenses provided cash of €1.2 million in 2008, compared to an increase in accounts payable and accrued expenses providing cash of €3.3 million in 2007.

As a result of very weak NBSK markets, we were required to record non-cash inventory provisions totaling €11.3 million against our finished goods and fiber inventories in the fourth quarter of 2008.

Declines in working capital also provide cash for operations, including declines in receivables from sales, reductions in inventory levels and increases in accounts payable.

Cash Flows from Investing Activities.  Investing activities in 2008 provided cash of €2.0 million, primarily due to the drawdown of €20.0 million from the Stendal Loan Facility’s DSRA. Investing activities in 2007 provided cash of €25.0 million, primarily due to a drawdown of €24.0 million from the DSRA under the Stendal Loan Facility to repay principal. The repayment of notes receivable provided cash of €5.7 million in 2008 and €5.0 million in 2007.

In 2008, capital expenditures, including expenditures primarily related to the Celgar Energy Project and the renewal of a bleaching line at our Rosenthal mill, used cash of €25.7 million. In the same period last year, capital expenditures used €4.9 million which included approximately €9.1 million received in the third quarter of 2007 in connection with the settlement of the Stendal engineering, procurement and construction contract, which was recorded as a reduction of property, plant, and equipment.

We expect capital expenditures in 2009 to total approximately €42.0 million and primarily relate to the Celgar Energy Project. In response to the current economic environment, we intend to reduce discretionary capital expenditures at all of our mills in 2009.

Cash Flows from Financing Activities.  In 2008, financing activities used cash of €31.2 million primarily due to principal repayments under the Stendal Loan Facility of €34.0 million, of which €20.0 million was funded from the DSRA under the facility, and the repayment of capital lease obligations of €3.3 million. Financing activities used cash of €30.7 million in 2007 primarily due to the principal repayments of the Stendal Loan Facility of €33.9 million, of which €24.0 million was funded from the DSRA, and the repayment of capital lease obligations of €5.6 million.

Capital Resources

Other than commitments totaling approximately €6.8 million relating to the Celgar Energy Project, we have no material commitments to acquire assets or operating businesses. Although there can be no assurance, we intend to finance the balance of costs of the Celgar Energy Project with term indebtedness and have commenced preliminary discussions with a number of potential lenders.

With the recent global financial crisis and broader global economic downturn, our short-term focus is on maintaining the sustainability of our business. In order to meet this objective, we are working to reduce costs, cut discretionary spending, including capital expenditures and are seeking to enhance our liquidity.

Future Liquidity

Our ability to make scheduled payments of principal, or to pay interest on or to refinance our indebtedness, or to fund planned expenditures will depend on our future performance, which is subject to general economic, financial and other factors that are beyond our control. A continued and deteriorating weak economic environment and poor pulp market conditions could have a significant negative effect on our ability to generate cash flows, maintain compliance with our debt covenants and meet our debt service obligations.

Based upon the current level of operations and our current expectations for future periods in light of the current economic environment, and in particular, current and expected pulp pricing and foreign exchange rates, we believe that cash flow from operations and available cash, together with available borrowings under our Celgar Working Capital Facility and Rosenthal Loan Facility, will be adequate to meet the future liquidity needs during the next 12 months.

Off-Balance-Sheet Activities

At December 31, 2008 and 2007, we had no off-balance-sheet arrangements.

Discontinued Operations

Our discontinued operations consist of two paper mills in Germany that had an aggregate annual production capacity of approximately 70,000 ADMTs. Since we viewed these paper mills as non-core operations, we successfully divested them in 2006 and now account for them as discontinued operations.

The following represents the results of our discontinued operations for the periods indicated:

	Years Ended December 31,
	2008	2007	2006
	(in thousands)

Revenues	€—	€128	€46,351
Operating income (loss) from discontinued operations	—	(210)	394
Net loss on disposal of discontinued operations	—	—	(5,957)
Net loss	—	(210)	(6,032)

The following represents the statement of cash flows of our discontinued operations for the periods indicated:

	Years Ended December 31,
	2008	2007
	(in thousands)

Cash flows used in operating activities	€—	€(1,519)
Cash flows from investing activities	—	1,260
Cash flows used in financing activities	—	—

See Note 17, Discontinued Operations, of the consolidated financial statements and related notes contained in this annual report on Form 10-K for additional information relating to the discontinued operations.

Contractual Obligations and Commitments

The following table sets out our contractual obligations and commitments as at December 31, 2008 in connection with our long-term liabilities.

	Payments Due By Period
Contractual Obligations(7)	2009	2010-2011	2012-2013	Beyond 2013	Total
	(in thousands)

Long-term debt(1)	€—	€66,505	€222,718	€—	€289,223
Debt, Stendal(2)	16,500	37,083	64,583	412,907	531,073
Capital lease obligations(3)	3,419	5,734	1,547	1,537	12,237
Operating lease obligations(4)	2,276	3,403	958	—	6,637
Purchase obligations(5)	2,788	2,349	2,102	5,841	13,080
Contractual commitments for capital expenditures(6)	9,420	420	—	—	9,840
Other long-term liabilities(7)	1,236	927	1,121	3,679	6,963

Total(8)	€35,639	€116,421	€293,029	€423,964	€869,053

(1)	This reflects principal only relating primarily to indebtedness under credit facilities relating to the pulp mills, but does not reflect indebtedness relating to the Stendal mill. See “Item 1 — Business — Description of Certain Indebtedness”, footnote 2 below and Note 7 to our annual financial statements included herein for a description of such indebtedness. See “Item 7A — Quantitative and Qualitative Disclosure about Market Risk” for information about our derivatives.
(2)	This reflects principal only in connection with indebtedness relating to the Stendal mill, including under the Stendal Loan Facility and convertible notes. See “Item 1 — Business - Description of Certain Indebtedness” and Note 7 to our annual financial statements included herein for a description of such indebtedness. Principal payments totaling €101.4 million that were originally scheduled for 2009 to 2013 have been deferred to 2017 pursuant to the Amendment to the Stendal Loan Facility as noted in Note 19 to our annual financial statements. This does not include amounts associated with derivatives entered into in connection with the Stendal Loan Facility. See “Item 7A — Quantitative and Qualitative Disclosure about Market Risk” for information about our derivatives.
(3)	Capital lease obligations relate to transportation vehicles and production equipment. These amounts reflect principal and interest.
(4)	Operating lease obligations relate to transportation vehicles and other production and office equipment.

(5)	Purchase obligations relate primarily to take-or-pay contracts, including for purchases of raw materials, made in the ordinary course of business.
(6)	Contractual commitments for capital expenditures relate primarily to non-cancellable commitments related to the Celgar Energy Project and the Rosenthal bleaching line renewal project.
(7)	Other long-term liabilities relate primarily to future payments that will be made for post-employment benefits other than pensions. Those amounts are estimated using actuarial assumptions, including expected future service, to project the future obligations. Additionally, the balance also includes pension funding which is calculated on an annual basis. Consequently, the 2009 amount includes €0.8 million related to pension funding.
(8)	We have identified approximately €0.8 million of potential tax liabilities that are more likely than not to be paid. However, due to the uncertain timing related to the potential liabilities, we are unable to allocate the payments in the contractual obligations table.

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

In the year ended December 31, 2008, we reported a net €41.9 million foreign currency translation loss and, as a result, the cumulative foreign exchange translation loss reported within comprehensive income (loss) decreased to €0.8 million at December 31, 2008. In the year ended December 31, 2007, we reported a cumulative foreign currency translation gain of €29.2 million.

Based upon the exchange rate at December 31, 2008, the U.S. dollar has increased by approximately 4.7% in value against the Euro since December 31, 2007. See “Item 7A — Quantitative and Qualitative Disclosures about Market Risk”.

Results of Operations of the Restricted Group Under Our Senior Note Indenture

The indenture governing our Senior Notes requires that we also provide a discussion in annual and quarterly reports we file with the SEC under Management’s Discussion and Analysis of Financial Condition and Results of Operations of the results of operations and financial condition of Mercer Inc. and our restricted subsidiaries under the indenture, referred to as the “Restricted Group”. The Restricted Group is comprised of Mercer Inc., our Rosenthal and Celgar mills and certain holding subsidiaries. The Restricted Group excludes our Stendal mill and, up to December 31, 2006, our discontinued operations.

The following is a discussion of the results of operations and financial condition of the Restricted Group. For further information regarding the Restricted Group including, without limitation, a reconciliation to our consolidated results of operations, see Note 20 of the consolidated financial statements included in this annual report on Form 10-K.

Restricted Group Results — Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Pulp revenues for the Restricted Group in 2008 decreased to €401.0 million from €401.3 million in 2007, primarily due to lower sales realizations. Revenues from the sale of excess energy were €12.1 million in 2008 compared to €9.1 million in 2007. The increase in energy revenues in 2008 includes the settlement of certain energy forward contracts totaling approximately €1.5 million.

Pulp prices increased in the first half of 2008, primarily as a result of stronger demand and the weakening of the U.S. dollar but decreased in the second half due to deteriorating global economic conditions. List prices for NBSK pulp in Europe were approximately $839 (€571) per ADMT in 2008, compared to approximately $800 (€584) in 2007.

Pulp sales volume of the Restricted Group increased to 833,177 ADMTs in 2008 from 764,531 ADMTs in 2007. Average pulp sales realizations for the Restricted Group decreased by approximately 8.4% to €480 per

ADMT in the year ended December 31, 2008 from €524 per ADMT in 2007 because of weakening conditions in the second half of 2008 which was partially offset by the strengthening of the U.S. dollar late in the quarter.

Pulp production for the Restricted Group increased slightly to 814,586 ADMTs in 2008 from 803,081 ADMTs in 2007 as our Celgar and Rosenthal mills performed generally well and our Rosenthal mill marked a record production year. We took an aggregate of 22 days scheduled annual maintenance downtime at our Rosenthal and Celgar mills in 2008 and 21 days scheduled annual maintenance downtime in 2007. We expect to take approximately 27 days in 2009.

Pulp inventories for the Restricted Group were lower in 2008, compared to the same time last year.

Cost and expenses for the Restricted Group in 2008 increased to €415.5 million from €373.7 million in the comparative period of 2007.

Operating depreciation and amortization for the Restricted Group decreased slightly to €28.6 million in 2008 from €28.7 million in 2007.

Overall, excluding the effect of the non-cash inventory provisions on our fiber inventories, fiber costs of the Restricted Group increased by approximately 2.9% in 2008 versus the same period of 2007. Fiber costs for our Rosenthal mill decreased slightly as sustained production curtailments by large parts of the European board industry lowered demand for fiber throughout 2008 and decreased prices for roundwood offset price increases in wood chips caused by decreased sawmilling activity. At our Celgar mill fiber costs increased in 2008 from the prior year, primarily as a result of increased whole log chipping and higher freight costs incurred in the delivery of wood chips to the mill. Overall, in the short-term, we currently expect fiber prices in Germany to remain generally level with 2008 fourth quarter prices. However, possible reductions in harvesting rates by German forest owners in response to market conditions could lead to an undersupply of roundwood and upward pressure on fiber prices later in the year. Fiber costs at our Celgar mill are expected to decrease as we move further into 2009 as a result of lower wood chip prices and the expected ramp up of the mill’s recently upgraded woodroom.

The markets and prices for emission allowances continue to be weak, and as a result our contribution to income from the sale of such emission allowances by our Rosenthal mill in 2008 was €0.4 million, compared to €1.6 million in 2007.

In 2008, operating income of the Restricted Group decreased to €2.4 million from €36.7 million last year, primarily due to lower sales realizations resulting from deteriorating market conditions in the second half of 2008 and non-cash provisions totaling €8.6 million recorded against the fiber and finished goods inventories at our Celgar and Rosenthal mills.

Interest expense for the Restricted Group in 2008 decreased slightly to €27.0 million from €28.5 million a year ago, primarily due to lower levels of borrowing.

In 2008, the Restricted Group recorded an unrealized loss on foreign currency denominated debt of €4.1 million, compared to a gain of €10.6 million in 2007.

The Restricted Group recorded a net loss of €30.4 million for the year ended December 31, 2008, compared to net income of €17.5 million for the year ended December 31, 2007.

The Restricted Group generated “Operating EBITDA” of €26.5 million and €65.6 million in the years ended December 31, 2008 and 2007, respectively. Operating EBITDA is defined as operating income (loss) from continuing operations plus depreciation and amortization and non-recurring capital asset impairment charges. Operating EBITDA has significant limitations as an analytical tool, and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. See the discussion of our results for the year ended December 31, 2008 for additional information relating to such limitations and Operating EBITDA.

The following table provides a reconciliation of net income from continuing operations to operating income from continuing operations and Operating EBITDA for the Restricted Group for the periods indicated:

	Years Ended December 31,
	2008	2007
	(in thousands)

Restricted Group(1)
Net income (loss) from continuing operations(2)	€(30,432)	€17,702
Income taxes (benefits)	3,728	6,428
Interest expense	27,027	28,472
Investment (income) loss	(6,834)	(5,303)
Unrealized foreign exchange (gain) loss on debt	4,114	(10,629)

Operating income (loss) from continuing operations	(2,397)	36,670
Add: Depreciation and amortization	28,867	28,919

Operating EBITDA	€26,470	€65,589

(1)	See Note 20 of the financial statements included in this annual report on Form 10-K for a reconciliation to our consolidated results.
(2)	For the Restricted Group net income from continuing operations and net income are the same for 2008, but different for 2007.

Restricted Group Results — Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Pulp revenues for the Restricted Group in 2007 increased to €401.3 million from €361.0 million in 2006, primarily because of higher prices and sales volumes. Revenues from the sale of excess energy were €9.1 million in 2007, compared to €7.0 million in 2006.

The increase in pulp prices was partially offset by the weakening of the U.S. dollar which decreased in value by approximately 8% and 5% against the Euro and the Canadian dollar, respectively, during the period.

Average pulp sales realizations for the Restricted Group increased to €524 per ADMT on average in the year ended December 31, 2007 from €472 per ADMT in 2006.

Costs and expenses for the Restricted Group in 2007 increased to €373.7 million from €333.6 million in the comparative period of 2006, primarily as a result of increased fiber costs and higher sales volume.

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

The Restricted Group did not have any currency derivatives outstanding during 2006 that materially affected its results. In 2007, the Restricted Group recorded an unrealized gain on its foreign currency denominated debt and distributions of €10.6 million, compared to €15.2 million in 2006.

The net income for the Restricted Group for the year ended December 31, 2007 was €17.5 million, which reflected improved markets and an unrealized gain on foreign currency denominated debt of €10.6 million. In 2006, the Restricted Group reported net income of €9.4 million, which reflected improved markets and an unrealized gain on foreign currency denominated debt of €15.2 million.

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

The following table provides a reconciliation of net income from continuing operations to operating income from continuing operations and Operating EBITDA for the Restricted Group for the periods indicated:

	Years Ended December 31,
	2007	2006
	(in thousands)

Restricted Group(1)
Net income (loss) from continuing operations	€17,702	€9,351
Income taxes (benefits)	6,428	11,258
Interest expense	28,472	34,354
Investment (income) loss	(5,303)	(5,316)
Unrealized foreign exchange (gain) loss on debt	(10,629)	(15,245)

Operating income (loss) from continuing operations	36,670	34,402
Add: Depreciation and amortization	28,919	27,819

Operating EBITDA	€65,589	€62,221

(1)	See Note 20 of the financial statements included in this annual report on Form 10-K for a reconciliation to our consolidated results.

Liquidity and Capital Resources of the Restricted Group

The following table is a summary of selected financial information for the Restricted Group for the periods indicated:

	Years Ended
	December 31,
	2008	2007
	(in thousands)

Restricted Group Financial Position(1)
Cash and cash equivalents	€26,176	€59,371
Working capital	101,490	120,486
Property, plant and equipment	351,009	385,569
Total assets	579,777	627,854
Long-term liabilities	324,638	305,158
Shareholders’ equity	210,179	278,582

(1)	See Note 20 of the financial statements included in this annual report on Form 10-K for a reconciliation to our consolidated results.

At December 31, 2008, the Restricted Group had cash and cash equivalents of €26.2 million, compared to €59.4 million at the end of 2007. At December 31, 2008, the Restricted Group had working capital of €101.5 million.

As at December 31, 2008, we had drawn none of the €40.0 million Rosenthal Loan Facility and C$31.0 million under the C$40.0 million Celgar Working Capital Facility.

Standard & Poor’s Ratings Services bases its assessment of our credit risk on the business and financial profile of the Restricted Group only. On February 13, 2009, Standard & Poor’s lowered the Restricted Group’s credit rating to B- and placed all ratings on credit watch with negative implications, citing the pulp market environment and potential liquidity issues. Factors that may affect our credit rating include changes in our operating performance and liquidity. Credit rating downgrades can adversely impact, among other things, future borrowing costs and access to capital markets.

We expect the Restricted Group to meet its interest and debt service obligations and meet the working and maintenance capital requirements for its current operations from cash flow from operations, cash on hand and the Rosenthal Loan Facility and the Celgar Working Capital Facility.

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

Our significant accounting policies are disclosed in Note 1 to our audited annual consolidated financial statements included in Part IV of this annual report. While all of the significant accounting policies are important to the consolidated financial statements, some of these policies may be viewed as having a high degree of judgment. On an ongoing basis using currently available information, management reviews its estimates, including those related to accounting for pensions and post-retirement benefits, provisions for bad debt and doubtful accounts, derivative instruments, impairment of long-lived assets, deferred taxes, inventory provisions and environmental conservation and legal liabilities. Actual estimates could differ from these estimates.

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

In 2008, we reported a net unrealized non-cash holding loss of €25.2 million before minority interests in respect of the Stendal Interest Rate Contracts.

Impairment of Long-Lived Assets.  We evaluate long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review of recoverability, we estimate future cash flows expected to result from the use of the asset and its eventual disposition. The estimates of future cash flows, based on reasonable and supportable assumptions and projections, require management to make subjective judgments. In addition, the time periods for estimating future cash flows is often lengthy, which increases the sensitivity of the assumptions made. Depending on the assumptions and estimates used, the estimated future cash flows projected in the evaluation of long-lived assets can vary within a wide range of outcomes. Our management considers the likelihood of possible outcomes in determining the best estimate of future cash flows. If actual results are not consistent with the assumptions and judgments used in estimating future cash flows and asset fair values, actual impairment losses could vary materially, either positively or negatively, from estimated impairment losses.

As a result of current market conditions, we undertook a long-lived asset impairment review and concluded that no impairment losses were incurred in 2008.

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

If we believe that it is more likely than not that some of these deferred tax assets will not be realized, based on currently available information, an income tax valuation allowance is recorded against these deferred tax assets. As at December 31, 2008, we had €31.7 million in deferred tax assets and €34.5 million in deferred tax liabilities, resulting in a net deferred tax liability of €2.8 million. Our tax assets are net of a €78.7 million valuation allowance. For the year ended December 31, 2008, our review concluded that it was appropriate to increase the valuation allowance against loss carryforwards by approximately €5.5 million, after considering expected future earnings and reversals of temporary differences.

If market conditions improve or tax planning opportunities arise in the future, we will reduce our valuation allowances, resulting in future tax benefits. If market conditions deteriorate in the future, we will increase our valuation allowances, resulting in future tax expenses. Any change in tax laws, particularly in Germany, will change the valuation allowances in future periods.

Inventory Provisions.  Inventories of NBSK pulp and logs and wood chips are valued at the lower of cost, using the weighted-average cost method, or net realizable value. We estimate the net realizable value based on future cash flows expected to result from the sale of our product (NBSK pulp). The cash flows are estimated based on the expected time it will take to exhaust the respective inventory, including estimates of additional costs that will need to be incurred to bring that inventory to a salable state. The future cash flows, based on reasonable and supportable assumptions and projections, require management to make subjective judgments. Depending on the assumptions and estimates used, the estimated future cash flows can vary within a wide range of outcomes. We consider the likelihood of possible outcomes in determining the best estimate of future cash flows. If actual results are not consistent with the assumptions and judgments used in estimating future cash flows, actual inventory provisions could vary materially, either positively or negatively, from estimated inventory provisions.

In 2008, inventory provisions taken against finished goods inventory and logs and wood chip inventory were €4.2 million and €7.1 million, respectively.

New Accounting Standards

See Note 1 to our consolidated financial statements included in Item 15 of this annual report on Form 10-K.

Cautionary Statement Regarding Forward-Looking Information

The statements in this annual report on Form 10-K that are not reported financial results or other historical information are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. These statements appear in a number of different places in this report and can be identified by words such as “estimates”, “projects”, “expects”, “intends”, “believes”, “plans”, or their negatives or other comparable words. Also look for discussions of strategy that involve risks and uncertainties. Forward-looking statements include statements regarding the outlook for our future operations, forecasts of future costs and expenditures, the evaluation of market conditions, the outcome of legal proceedings, the adequacy of reserves, or other business plans. You are cautioned that any such forward-looking statements are not guarantees and may involve risks and uncertainties. Our actual results may differ materially from those in the forward-looking statements due to risks facing us or due to actual facts differing from the assumptions underlying our estimates. Some of these risks and assumptions include those set forth in reports and other documents we have filed with or furnished to the SEC, including in our annual report on Form 10-K for the fiscal year ended December 31, 2008. We advise you that these cautionary remarks expressly qualify in their entirety all forward-looking statements attributable to us or persons acting on our behalf. Unless required by law, we do not assume any obligation to update forward-looking statements based on unanticipated events or changed expectations. However, you should carefully review the reports and other documents we file from time to time with the SEC. Factors that could cause actual results to differ materially include, but are not limited to those set forth under “Item 1A — Risk Factors” in this annual report on Form 10-K.

Inflation

We do not believe that inflation has had a material impact on revenues or income during 2008.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks from changes in interest rates and foreign currency exchange rates, particularly the exchange rates between the Euro and the U.S. dollar and the Canadian dollar versus the U.S. dollar and the Euro. Changes in these rates may affect our results of operations and financial condition and, consequently, our fair value. We seek to manage these risks through internal risk management policies as well as the use of derivatives. We use derivatives to reduce or limit our exposure to interest rate and currency risks. We may in the future use derivatives to reduce or limit our exposure to fluctuations in pulp prices. We also use derivatives to reduce our potential losses or to augment our potential gains, depending on our management’s perception of future economic events and developments. These types of derivatives are generally highly speculative in nature. They are also very volatile as they are highly leveraged given that margin requirements are relatively low in proportion to notional amounts.

Many of our strategies, including the use of derivatives, and the types of derivatives selected by us, are based on historical trading patterns and correlations and our management’s expectations of future events. However, these strategies may not be effective in all market environments or against all types of risks. Unexpected market developments may affect our risk management strategies during this time, and unanticipated developments could impact our risk management strategies in the future. If any of the variety of instruments and strategies we utilize is not effective, we may incur significant losses.

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

The principal derivatives we use are foreign exchange derivatives and interest rate derivatives. In 2008, we also used energy derivatives in connection with the sale of surplus electricity generated at our Stendal and Rosenthal mills.

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

Energy derivatives include fixed electricity forward sales and purchase contracts which are contractual obligations to buy or sell electricity at a future specified date. Our mills produce surplus electricity that we sell to third parties. As a result, we monitor the electricity market closely. Where possible and to the extent we think it is advantageous, we may sell into the forward market through forward contracts.

We use foreign exchange derivatives to convert some of our costs (including currency swaps relating to our long-term indebtedness) from Euros to U.S. dollars as our principal product is priced in U.S. dollars. We have also converted some of our costs to U.S. dollars by issuing long-term U.S. dollar denominated debt in the form of our 8.5% convertible subordinated notes and $310.0 million 9.25% senior notes. The proceeds of the 9.25% senior notes were used in part to repay a project loan facility for our Rosenthal mill, referred to as the “Project Facility”. We use interest rate derivatives to fix the rate of interest on indebtedness, including under the Stendal Loan Facility. In 2008 we used energy derivatives to sell electricity forward at opportunistic rates.

The interest rate derivatives we entered into were pursuant to the Stendal Loan Facility which provides facilities for foreign exchange derivatives, interest rate derivatives and commodities derivatives, subject to prescribed controls, including maximum notional and at-risk amounts. The Stendal Loan Facility is secured by substantially all of the assets of the Stendal mill and has the benefit of certain German governmental guarantees. This credit facility does not have a separate margin requirement when derivatives are entered into and is subsequently marked to market each period. The revolving working capital credit facility we established in February 2005 for the Rosenthal mill allows us to enter into derivative instruments to manage risks relating to its operations.

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

We are exposed to very modest credit related risks in the event of non-performance by counterparties to derivative contracts. However, we do not expect that the counterparties, which are major financial institutions and large utilities, will fail to meet their obligations.

The following table and the notes thereto sets forth the maturity date, the notional amount, the recognized gain or loss and the strike and swap rates for derivatives that were in effect during 2007 and 2008:

				Recognized		Recognized
				Gain (Loss)		Gain (Loss)
				Year Ended		Year Ended
		Notional		December 31,	Notional	December 31,
Derivative Instrument	Maturity Date	Amount		2008	Amount	2007
		(in millions of		(in thousands)	(in millions)	(in thousands)
		Euros or MWh)

Interest Rate Derivatives
Stendal Interest Rate Contracts(1)	October 2017		€523.1	€(25,228)	€556.6	€19,470

Foreign Exchange Rate Derivatives
Stendal Currency Swap(2)	Settled		€—	€—	€—	€(181)
Stendal Currency Swap(3)	Settled		€—	—	€—	1,067

				€—		€886

Energy Derivative(4)
Electricity forward sale	2009	MWh	104,000	€9,172	—	€—
Electricity forward purchase	2009	MWh	104,000	€(5,901)	—	—

				€3,271		€—

(1)	In connection with the Stendal Loan Facility, in the third quarter of 2002 Stendal entered into the Stendal Interest Rate Contracts, which are variable-to-fixed interest rate swaps, for the term of the Stendal Loan Facility, with respect to an aggregate maximum amount of approximately €612.6 million of the principal amount of the long-term indebtedness under the Stendal Loan Facility. The swaps took effect on October 1, 2002 and are comprised of three contracts. The first contract commenced in October 2002 for a notional amount of €4.1 million, gradually increasing to €464.9 million, with an interest rate of 3.795%, and matured in May 2004. The second contract commenced in May 2004 for a notional amount of €464.9 million, gradually increasing to €612.6 million, with an interest rate of 5.28%, and matured in April 2005. The third contract commenced in April 2005 for a notional amount of €612.6 million, with an interest rate of 5.28%, and the notional amount gradually decreases and the contract terminates upon the maturity of the Stendal Loan Facility in October 2017.

(2)	For €306.3 million of the outstanding principal amount under the Stendal Loan Facility, all repayment installments from February 7, 2005 until October 2, 2017 were swapped into U.S. dollar amounts at a rate of $1.2960. The interest rate was swapped into the following payments: pay six-month U.S. dollar to LIBOR plus 12 basis points and receive the six-month Euribor. The swap was settled in March 2007.
(3)	For €153.2 million of the outstanding principal amount under the Stendal Loan Facility, all repayment installments from April 18, 2005 until October 2, 2017 were swapped into U.S. dollar amounts at a rate of $1.2799. The interest rate was swapped into the following payments: pay six-month U.S. dollar to LIBOR plus 13 basis points and receive the six-month Euribor. The swap was settled in March 2007.
(4)	During the year, 104,000 MWh of electricity contracts were sold forward by Rosenthal and Stendal. Subsequently 104,000 MWh were purchased forward, effectively settling the forward sales. These contracts are expected to settle in the first quarter of 2009. In addition, 66,000 MWh of electricity contracts were settled in 2008 for a net gain of approximately €1.2 million.

Interest Rate Risk

Fluctuations in interest rates may affect the fair value of fixed interest rate financial instruments which are sensitive to such fluctuations. A decrease in interest rates may increase the fair value of such fixed interest rate financial instrument assets and an increase in interest rates may decrease the fair value of such fixed interest rate financial instrument liabilities, thereby increasing our fair value. An increase in interest rates may decrease the fair value of such fixed interest rate financial instrument assets and a decrease in interest rates may increase the fair value of such fixed interest rate financial instrument liabilities, thereby decreasing our fair value. We seek to manage our interest rate risks through the use of interest rate derivatives. For a discussion of our interest rate derivatives including maturities, notional amounts, gains or losses and swap rates, see “Derivatives” in this Item 7A. The following tables provide information about our exposure to interest rate fluctuations for the carrying amount of financial instruments sensitive to such fluctuations as at December 31, 2008 and expected cash flows from these instruments:

	As at December 31, 2008
	Carrying	Fair	Expected maturity date
	Value	Value	2009	2010	2011	2012	2013	Thereafter
	(in thousands)

Assets
Cash, restricted (€)(1)	€13,000	€13,000	€130	€130	€130	€130	€130	€13,650
Liabilities
Long-term debt:
Fixed rate ($)(2)	€222,718	€116,927	€—	€—	€—	€—	€222,718	€—
Average interest rate	9.25%	9.25%					9.25%
Fixed rate ($)(3)	€48,319	€31,891	€—	€48,391	€—	€—	€—	€—
Average interest rate	8.5%	8.5%		8.5%
Variable rate (€)(4)	€531,073	€531,073	€16,500	€13,916	€23,167	€24,583	€40,000	€412,907
Average interest rate	6.3%	6.3%	6.3%	6.3%	6.3%	6.3%	6.3%	6.3%
Variable rate (C$)(5)	€18,186	€18,186	€—	€18,186	€—	€—	€—	€—
Average interest rate	3.9%	3.9%		3.9%

	As at December 31, 2008
	Nominal	Fair	Expected maturity date
	Amount	Value	2009	2010	2011	2012	2013	Thereafter
	(in thousands)

Interest Rate Derivatives
Interest rate swaps:
Variable to fixed (€)(6)	€523,062	€(47,112)	€36,018	€39,280	€43,315	€46,873	€50,794	€306,782
Average pay rate	5.3%	5.3%	5.3%	5.3%	5.3%	5.3%	5.3%	5.3%
Average receive rate	5.3%	5.3%	5.3%	5.3%	5.3%	5.3%	5.3%	5.3%

(1)	We are required to maintain a restricted cash account pursuant to the Stendal Loan Facility. The interest income on the restricted cash balance is estimated to be 1.0% per annum.
(2)	Senior Notes due February 2013, bearing interest at 9.25%, principal amount $310.0 million.
(3)	Subordinated convertible notes due October 2010, bearing interest at 8.5%, principal amount $67.3 million.
(4)	Stendal Loan Facility bears interest at varying rates of between Euribor plus 0.90% to Euribor plus 1.85%.
(5)	Celgar Working Capital Facility bears interest at bankers acceptance plus 2.25% or Canadian prime plus 0.50% on Canadian dollar denominated amounts and bears interest at LIBOR plus 2.25% or U.S. base plus 0.50% on U.S. dollar denominated amounts. As at December 31, 2008, the principal amount owing was C$31.0 million.
(6)	Interest rate swaps put in place on the Stendal Loan Facility, effectively converting it from a variable interest rate to a fixed interest rate loan.

Foreign Currency Exchange Rate Risk

Our reporting currency is the Euro. However, we hold financial instruments denominated in U.S. dollars and Canadian dollars which are sensitive to foreign currency exchange rate fluctuations. A depreciation of these currencies against the Euro will decrease the fair value of such financial instrument assets and an appreciation of these currencies against the Euro will increase the fair value of such financial instrument liabilities, thereby decreasing our fair value. An appreciation of these currencies against the Euro will increase the fair value of such financial instrument assets and a depreciation of these currencies against the Euro will decrease the fair value of financial instrument liabilities, thereby increasing our fair value. We seek to manage our foreign currency risks by utilizing foreign exchange rate derivatives. For a discussion of such derivatives including maturities, notional amounts, gains or losses and strike rates, see “Derivatives” in this Item 7A. The following table provides information about our exposure to foreign currency exchange rate fluctuations for the carrying amount of financial instruments sensitive to such fluctuations as at December 31, 2008 and expected cash flows from these instruments:

	As at December 31, 2008
	Carrying	Fair	Expected maturity date
	Value	Value	2009	2010	2011	2012	2013	Thereafter
	(in thousands)

On-Balance Sheet Financial Instruments
Euro functional currency Liabilities:
Fixed rate ($)(1)	€222,718	€116,927	€—	€—	€—	€—	€222,718	€—
Average interest rate	9.25%	9.25%					9.25%
Fixed rate ($)(2)	€48,319	€31,891	€—	€48,319	€—	€—	€—	€—
Average interest rate	8.5%	8.5%		8.5%
Variable rate (C$)(3)	€18,186	€18,186	€—	€18,186	€—	€—	€—	€—
Average interest rate	3.9%	3.9%		3.9%

(1)	Senior Notes due February 2013, bearing interest at 9.25%, principal amount $310.0 million.
(2)	Subordinated convertible notes due October 2010, principal amount $67.3 million.
(3)	Celgar Working Capital Facility bears interest at bankers acceptance plus 2.25% or Canadian prime plus 0.50% on Canadian dollar denominated amounts and bears interest at LIBOR plus 2.25% or U.S. base plus 0.50% on U.S. dollar denominated amounts. As at December 31, 2008, the principal amount owning was C$31.0 million.

Energy Price Risk

We are subject to some electricity price risk, primarily for the electricity that our operations purchase. During the year, our Rosenthal and Stendal mills sold forward approximately 170,000 MWh and subsequently effectively settled those forward sales by purchasing forward approximately 170,000 MWh. As a result of these transactions, the mills recorded net gains totaling approximately €4.5 million. As at December 31, 2008, approximately 104,000 MWh of net contracts were outstanding to be delivered upon.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and supplementary data required with respect to this Item 8, and as listed in Item 15 of this annual report on Form 10-K, are included in this annual report on Form 10-K commencing on page 65.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and

15d-15(e) under the Exchange Act), as of the end of the period covered by this annual report on Form 10-K. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act.

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

Management assessed the effectiveness of Mercer Inc.’s internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework, as issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment and those criteria, management believes that Mercer Inc. maintained effective internal control over financial reporting as of December 31, 2008.

Mercer Inc.’s independent registered chartered accountants have audited and issued their report on management’s assessment of Mercer Inc.’s internal control over financial reporting, which appears below.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Jimmy S.H. Lee, age 51, has been a director since May 1985 and President and Chief Executive Officer since 1992. Previously, during the period that MFC Bancorp Ltd. was our affiliate, he served as a director from 1986 and President from 1988 to December 1996 when it was spun out. During Mr. Lee’s tenure with Mercer, we acquired the Rosenthal mill and converted it to the production of kraft pulp, constructed and commenced operations at the Stendal mill and acquired the Celgar mill.

Kenneth A. Shields, age 60, has been a director since August 2003. Mr. Shields is the Chairman and Chief Executive Officer of Conifex Inc., a private Canadian company pursuing acquisition opportunities in the forestry and sawmilling sector. Mr. Shields currently serves as a member of the board of directors of Raymond James Financial, Inc. and serves as the Chairman and a member of the board of directors of its Canadian subsidiary, Raymond James Ltd., since his retirement as Chief Executive Officer of Raymond James Ltd. in February 2006. Mr. Shields has served as past Chairman of the Investment Dealers Association of Canada and Pacifica Papers Inc., and is a former director of each of Slocan Forest Products Ltd., TimberWest Forest Corp. and the Investment Dealers Association of Canada.

William D. McCartney, age 53, has been a director since January 2003. Mr. McCartney has been President and Chief Executive Officer of Pemcorp Management Inc., a management services company, since 1990. Mr. McCartney has also served as a director of Exeter Resource Corporation since September 2005. Mr. McCartney is also a member of the Institute of Chartered Accountants in Canada.

Guy W. Adams, age 57, has been a director since August 2003. Mr. Adams is the managing member of GWA Advisors, LLC, GWA Investments, LLC and GWA Capital Partners, LLC, where he has served since 2002. GWA Investments is an investment fund investing in publicly traded securities managed by GWA Capital Partners, LLC, a registered investment advisor. Prior to 2002, Mr. Adams was the President of GWA Capital, which he founded in 1996 to invest his own capital in public and private equity transactions, and a business consultant to entities seeking refinancing or recapitalization. Mr. Adams has been a director of Vitesse Semiconductor Corp. since October 2007.

Eric Lauritzen, age 70, has been a director since June 2004. Mr. Lauritzen was President and Chief Executive Officer of Harmac Pacific, Inc., a North American producer of softwood kraft pulp previously listed on the Toronto Stock Exchange and acquired by Pope & Talbot Inc. in 1998, from May 1994 to July 1998, when he retired. Mr. Lauritzen was Vice President, Pulp and Paper Marketing of MacMillan Bloedel Limited, a North American pulp and paper company previously listed on the Toronto Stock Exchange and acquired by Weyerhaeuser Company Limited in 1999, from July 1981 to April 1994.

Graeme A. Witts, age 70, has been a director since January 2003. Mr. Witts organized Sanne Trust Company Limited, a trust company located in the Channel Islands, in 1988 and was managing director from 1988 to 2000, when he retired. He is now managing director of Azure Property Group, SA, a European hotel group. Mr. Witts is also a fellow of the Institute of Chartered Accountants of England and Wales and has previous executive experience with the Proctor & Gamble Company and Clarks Shoes, as well as government auditing.

George Malpass, age 69, has been a director since November 2006. Mr. Malpass was formerly the Chief Executive Officer and a director of Primex Forest Products Ltd. and is also a former director of both International Forest Products Ltd. and Riverside Forest Products Ltd.

David M. Gandossi, age 51, has been Secretary, Executive Vice-President and Chief Financial Officer since August 15, 2003. Mr. Gandossi was formerly the Chief Financial Officer and Executive Vice-President of Formation Forest Products (a closely held corporation) from June 2002 to August 2003. Mr. Gandossi previously served as Chief Financial Officer, Vice-President, Finance and Secretary of Pacifica Papers Inc., a North American specialty pulp and paper manufacturing company previously listed on the Toronto Stock Exchange, from December 1999 to August 2001 and Controller and Treasurer from June 1998 to December 1999. From June 1998 to August 31, 1998, he also served as Secretary to Pacifica Papers Inc. From March 1998 to June 1998, Mr. Gandossi served as Controller, Treasurer and Secretary of MB Paper Ltd. From April 1994 to March 1998, Mr. Gandossi held the position of Controller and Treasurer with Harmac Pacific Inc., a Canadian pulp manufacturing company previously listed on the Toronto Stock Exchange. Mr. Gandossi is a member of the British Columbia government’s Working Roundtable on Forestry. From February 2007 to present, he has chaired the B.C. Pulp and Paper Task Force, a government industry and labor effort that is mandated to identify measures to improve the competitiveness of the British Columbia pulp and paper industry. Mr. Gandossi is a member of the Institute of Chartered Accountants in Canada.

Claes-Inge Isacson, age 63, has been our Chief Operating Officer since November 2006 and is based in our Berlin office. Mr. Isacson brings over 24 years of senior level pulp and paper management to our senior management team, with a focus on kraft pulp. Mr. Isacson held the positions of President Norske Skog Europe, and then Senior Vice President Production for Norske Skogindustrier ASA between 1989 and 2004. His most recent position was President, AF Process, a consulting and engineering company working worldwide. He holds a Masters of Science, Mechanical Engineering.

David K. Ure, age 41, has been our Vice President, Controller, since October 16, 2006. Mr. Ure was formerly the Controller of Catalyst Paper Corporation from 2001 to 2006 and Controller of Pacifica Papers Inc. from 2000 to 2001. He also served as U.S. Controller of Crown Packaging Ltd. in 1999 and the Chief Financial Officer and Secretary of Finlay Forest Industries Inc. from 1997 to 1998. He is on the Board of Trustees of the Pulp and Paper Industry Pension Plan and has over fifteen years experience in the forest products industry. Mr. Ure is a member of the Certified General Accountants’ Association of Canada.

Leonhard Nossol, age 51, has been our Group Controller for Europe since August 2005. He has also been a managing director of Rosenthal since 1997 and the sole managing director of Rosenthal since September 2005. Mr. Nossol had a significant involvement in the conversion of the Rosenthal mill to the production of kraft pulp in 1999 and increases in the mill’s annual production capacity to 325,000 ADMTs, as well as the reduction in production costs at the mill.

David M. Cooper, age 55, has been Vice President of Sales and Marketing for Europe since June 2005. Mr. Cooper previously held a variety of senior positions around the world in Sappi Ltd., a large global forest products group, from 1982 to 2005, including the sales and marketing of various pulp and paper grades and the management of a manufacturing facility. He has more than 25 years of diversified experience in the international pulp and paper industry.

Eric X. Heine, age 45, has been Vice President of Sales and Marketing for North America and Asia since June 2005. Mr. Heine was previously Vice President Pulp and International Paper Sales and Marketing for Domtar Inc., a global pulp and paper corporation, from 1999 to 2005. He has over 18 years of experience in the pulp and paper industry, including developing strategic sales channels and market partners to build corporate brands.

Wolfram Ridder, age 47, was appointed Vice President of Business Development in August 2005, prior to which he was a managing director of Stendal. Mr. Ridder was the principal assistant to our Chief Executive Officer from November 1995 until September 2002.

Genevieve Stannus, age 38, has been our Treasurer since July 2005, prior to which she was a Senior Financial Analyst with Mercer from August 2003. Prior to joining Mercer, Ms. Stannus held Senior Treasury Analyst positions with Catalyst Paper Corporation and Pacifica Papers Inc. She has over ten years experience in the forest products industry. Ms. Stannus is a member of the Certified General Accountants’ Association of Canada.

Niklaus Gruenenfelder, age 51, became the Managing Director of Stendal in January 2009. Previously, from 1989 until 2006, Mr. Gruenenfelder held a variety of positions with Swiss chemicals manufacturer Ciba Specialty Chemicals Holding Inc. (formerly Ciba-Geigy AG). In 2006, Huntsman Corporation, a global chemical and chemical products company, acquired the textile effects business from Ciba and Mr. Gruenenfelder was the

Managing Director and Head of Technical Operations at Huntsman’s Langweid am Leich plant in Germany from 2006 until he joined Mercer earlier this year. Mr. Gruenenfelder holds a Ph.D. in Technical Science.

The Board met 11 times during 2008 and each current member of the Board attended 75% or more of the total number of such meetings and meetings of the committees of the Board on which they serve during their term. In addition, our independent directors regularly meet in separate executive sessions without any member of our management present. The Lead Director presides over these meetings. Although we do not have a formal policy with respect to attendance of directors at our annual meetings, all directors are encouraged and expected to attend such meetings if possible. All of our directors attended our 2008 annual meeting.

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

Audit Committee

The Audit Committee functions pursuant to a charter adopted by the directors. A copy of the current charter is incorporated by reference in the exhibits to this Form 10-K and is available on our website at www.mercerint.com under the “Governance” link. The function of the Audit Committee generally is to meet with and review the results of the audit of our financial statements performed by the independent public accountants and to recommend the selection of independent public accountants. The members of the Audit Committee are Mr. McCartney, Mr. Witts and Mr. Lauritzen, each of whom is independent under applicable laws and regulations and the listing requirements of the NASDAQ Global Market. Both Mr. McCartney and Mr. Witts are Chartered Accountants and Mr. McCartney is a “financial expert” within the meaning of such term under the Sarbanes-Oxley Act of 2002. The Audit Committee met 5 times during 2008.

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

Compensation and Human Resource Committee

The Board has established a Compensation and Human Resource Committee. The Compensation and Human Resource Committee is responsible for reviewing and approving the strategy and design of our compensation, equity-based and benefits programs. The Compensation and Human Resource Committee functions pursuant to a charter adopted by the directors, a copy of which is incorporated by reference in the exhibits to this Form 10-K and is available on our website at www.mercerint.com in the Corporate Governance Guidelines under the “Governance” link. The Compensation and Human Resource Committee is also responsible for approving all compensation actions relating to executive officers. The members of the Compensation and Human Resource Committee are Mr. Malpass, Mr. Lauritzen and Mr. Adams, each of whom is independent under applicable laws and regulations and the listing requirements of the NASDAQ Global Market. The Compensation and Human Resource Committee met 4 times during 2008.

Governance and Nominating Committee

The Board has established a Governance and Nominating Committee comprised of Mr. Shields, Mr. McCartney and Mr. Witts, each of whom is independent under applicable laws and regulations and the listing requirements of the NASDAQ Global Market. The Governance and Nominating Committee functions pursuant to a charter adopted by the directors, a copy of which is incorporated by reference in the exhibits to this Form 10-K and is available on our website at www.mercerint.com in the Corporate Governance Guidelines under the “Governance” link. The purpose of the committee is to: (i) manage the corporate governance system of the Board; (ii) assist the

Board in fulfilling its duties to meet applicable legal and regulatory and self-regulatory business principles and codes of best practice; (iii) assist in the creation of a corporate culture and environment of integrity and accountability; (iv) in conjunction with the Lead Director, monitor the quality of the relationship between the Board and management; (v) review management succession plans; (vi) recommend to the Board nominees for appointment to the Board; (vii) lead the Board’s annual review of the Chief Executive Officer’s performance; and (viii) set the Board’s forward meeting agenda. The Governance and Nominating Committee met 4 times in 2008.

Environmental, Health and Safety Committee

The Board established an Environmental, Health and Safety Committee in 2006, currently comprised of Mr. Lauritzen, Mr. Malpass and Mr. Lee, to review on behalf of the Board the policies and processes implemented by management, and the resulting impact and assessments of all our environmental, health and safety related activities. The Environmental, Health and Safety Committee functions pursuant to a charter adopted by the directors, a copy of which is incorporated by reference in the exhibits to this Form 10-K and is available on our website at www.mercerint.com in the Corporate Governance Guidelines under the “Governance” link. More specifically, the Environmental, Health and Safety Committee is to: (i) review and approve, and if necessary revise, our environmental, health and safety policies and environmental compliance programs; (ii) monitor our environmental, health and safety management systems including internal and external audit results and reporting; and (iii) provide direction to management on the frequency and focus of external independent environmental, health and safety audits. The Environmental, Health and Safety Committee met 4 times in 2008.

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

Code of Business Conduct and Ethics

The Board has adopted a Code of Business Conduct and Ethics that applies to our directors, employees and executive officers. The code is incorporated by reference in the exhibits to this Form 10-K and is available on our website at www.mercerint.com under the “Governance” link. A copy of the code may also be obtained without charge upon request to Investor Relations, Mercer International Inc., Suite 2840, P.O. Box 11576, 650 West Georgia Street, Vancouver, British Columbia, Canada V6B 4N8 (Telephone: (604) 684-1099) or Investor Relations, Mercer International Inc., 14900 Interurban Avenue South, Suite 282, Seattle WA, U.S.A. 98168 (Telephone: (206) 674-4639).

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires that our officers and directors and persons who own more than 10% of our shares file reports of ownership and changes in ownership with the SEC and furnish us with copies of all such reports that they file. Based solely upon a review of the copies of these reports received by us, and upon written representations by our directors and officers regarding their compliance with the applicable reporting requirements under Section 16(a) of the Exchange Act, we believe that all of our directors and officers filed all required reports under Section 16(a) in a timely manner for the year ended December 31, 2008.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated by reference from the proxy statement relating to our annual meeting to be held in 2009, which will be filed with the SEC within 120 days of our most recently completed fiscal year.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is incorporated by reference from the proxy statement relating to our annual meeting to be held in 2009, which will be filed with the SEC within 120 days of our most recently completed fiscal year.

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

The information called for by Item 407(a) of Regulation S-K required to be included under this Item 13 is incorporated by reference from the proxy statement relating to our annual meeting to be held in 2009, which will be filed with the SEC within 120 days of our most recently completed fiscal year.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 is incorporated by reference from the proxy statement relating to our annual meeting to be held in 2009, which will be filed with the SEC within 120 days of our most recently completed fiscal year.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) (1)  Financial Statements

(1)	List of Exhibits

1.1	Underwriting Agreement dated February 8, 2005 between Mercer International Inc. and RBC Capital Markets Corporation, on behalf of itself and CIBC World Markets Corp., Raymond James & Associates, Inc. and D.A. Davidson & Co. Incorporated by reference from Form 8-K dated February 10, 2005.
1.2	Underwriting Agreement dated February 8, 2005 among Mercer International Inc. and RBC Capital Markets Corporation and Credit Suisse First Boston LLC, on behalf of themselves and CIBC World Markets Corp. Incorporated by reference from Form 8-K dated February 10, 2005.
2.1	Agreement and Plan of Merger among Mercer International Inc., Mercer International Regco Inc. and Mercer Delaware Inc. dated December 14, 2005. Incorporated by reference to the Proxy Statement/Prospectus filed on December 15, 2005.
3.1	Articles of Incorporation of the Company, as amended. Incorporated by reference from Form 8-A dated March 1, 2006.
3.2	Bylaws of the Company. Incorporated by reference from Form 8-A dated March 1, 2006.
4.1*	First Supplemental Indenture dated March 1, 2006 to Indenture dated as of October 10, 2003 between Mercer International Inc. and Wells Fargo Bank, N.A.
4.2	Indenture dated as of December 10, 2004 between Mercer International Inc. and Wells Fargo Bank, N.A. Incorporated by reference from Form S-3 filed December 10, 2004.
4.3	First Supplemental Indenture dated February 14, 2005 to Indenture dated December 10, 2004 between Mercer International Inc. and Wells Fargo Bank, N.A. Incorporated by reference from Form 8-K dated February 17, 2005.
10.1	Project Financing Facility Agreement dated August 26, 2002 between Zellstoff Stendal GmbH and Bayerische Hypo-und Vereinsbank AG, as amended by Amendment, Restatement and Undertaking Agreement dated February 3, 2009.
10.2	Shareholders’ Undertaking Agreement dated August 26, 2002 among Mercer International Inc., Stendal Pulp Holdings GmbH, RWE Industrie-Lösungen GmbH, AIG Altmark Industrie AG and FAHR Beteiligungen AG and Zellstoff Stendal GmbH and Bayerische Hypo-und Vereinsbank AG. Incorporated by reference from Form 8-K dated September 10, 2002.
10.3*	Shareholders’ Agreement dated August 26, 2002 among Zellstoff Stendal GmbH, Stendal Pulp Holdings GmbH, RWE Industrie-Lösungen GmbH and FAHR Beteiligungen AG.

10.4*	Contract for the Engineering, Design, Procurement, Construction, Erection and Start-Up of a Kraft Pulp Mill between Zellstoff Stendal GmbH and RWE Industrie-Lösungen GmbH dated August 26, 2002. Certain non-public information has been omitted from the appendices to Exhibit 10.16 pursuant to a request for confidential treatment filed with the SEC. Such non-public information was filed with the SEC on a confidential basis. The SEC approved the request for confidential treatment in January 2004.
10.5*	Form of Trustee’s Indemnity Agreement between Mercer International Inc. and its Trustees.
10.6	Employment Agreement dated for reference August 7, 2003 between Mercer International Inc. and David Gandossi. Incorporated by reference from Form 8-K dated August 11, 2003.
10.7	Employment Agreement effective as of April 28, 2004 between Mercer International Inc. and Jimmy S.H. Lee. Incorporated by reference from Form 8-K dated April 28, 2004.
10.8	2004 Stock Incentive Plan. Incorporated by reference from Form S-8 dated June 15, 2004.
10.9	Asset Purchase Agreement by and among Mercer International Inc., 0706906 B.C. Ltd. and KPMG Inc., as receiver of all of the assets and undertakings of Stone Venepal (Celgar) Pulp Inc. dated November 22, 2004. Incorporated by reference from Form 8-K dated November 23, 2004.
10.10	Revolving Credit Facility Agreement dated February 9, 2005 among D&Z Holding GmbH, Zellstoff-und Papierfabrik Rosenthal GmbH & Co. KG, ZPR Beteiligungs GmbH and Bayerische Hypo-und Vereinsbank AG. Incorporated by reference from Form 8-K dated February 17, 2005.
10.11	Shareholders’ Undertaking Agreement dated February 9, 2005 relating to Revolving Credit Facility Agreement. Incorporated by reference from Form 8-K dated February 17, 2005.
10.12	Revolving Term Credit Facility dated for reference May 19, 2006 among Zellstoff Celgar Limited Partnership, as borrower, and the lenders from time to time parties thereto, as lenders and CIT Business Credit Canada Inc., as agent. Incorporated by reference from Form 8-K dated May 30, 2006.
10.13	Employment Agreement dated October 2, 2006 between Stendal Pulp Holding GmbH and Wolfram Ridder. Incorporated by reference from Form 8-K dated October 2, 2006.
10.14	Employment Agreement effective October 16, 2006 between Mercer International Inc. and David Ure dated September 22, 2006. Incorporated by reference from Form 8-K dated October 13, 2006.
10.15	Employment Agreement effective September 25, 2006 between Mercer International Inc. and Claes-Inge Isacson dated December 5, 2008.
10.16	Employment Agreement effective September 1, 2005 between Mercer International Inc. and Leonhard Nossol dated August 18, 2005. Incorporated by reference from Form 10-Q dated May 6, 2008.
10.17***	Electricity Purchase Agreement effective January 27, 2009 between Zellstoff Celgar Limited Partnership and British Columbia Hydro and Power Authority.
14	Code of Business Conduct and Ethics. Incorporated by reference from the definitive proxy statement on Schedule 14A dated August 11, 2003.
99.1	Exchange Agreement dated December 4, 2006 between Mercer International Inc. and Nisswa Master Fund Ltd. Incorporated by reference from Form 8-K dated December 5, 2006.
99.2	Exchange Agreement dated December 4, 2006 between Mercer International Inc. and CC Arbitrage Ltd. Incorporated by reference from Form 8-K dated December 5, 2006.
99.3	Audit Committee Charter. Incorporated by reference from the definitive proxy statement on Schedule 14A dated April 28, 2005.
99.4	Governance and Nominating Committee Charter. Incorporated by reference from the definitive proxy statement on Schedule 14A dated April 28, 2004.
21	List of Subsidiaries of Registrant.
23.1	Consent of Independent Registered Chartered Accountants — PricewaterhouseCoopers LLP.
23.2	Consent of Independent Registered Chartered Accountants — Deloitte & Touche LLP.
31.1	Section 302 Certificate of Chief Executive Officer.
31.2	Section 302 Certificate of Chief Financial Officer.

32.1**	Section 906 Certificate of Chief Executive Officer.
32.2**	Section 906 Certificate of Chief Financial Officer.

*	Filed in Form 10-K for prior years.

**	In accordance with Release 33-8212 of the Commission, these Certifications: (i) are “furnished” to the Commission and are not “filed” for the purposes of liability under the Securities Exchange Act of 1934, as amended, or the “Exchange Act”; and (ii) are not to be subject to automatic incorporation by reference into any of our Company’s registration statements filed under the Securities Act, as amended for the purposes of liability thereunder or any offering memorandum, unless our Company specifically incorporates them by reference therein.

***	Pursuant to 17 CFR 240.24b-2, confidential information has been omitted and filed separately with the Commission pursuant to a confidential treatment application filed with the Commission.

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Shareholders of
Mercer International Inc.

We have completed integrated audits of Mercer International Inc.’s 2008 and 2007 consolidated financial statements and of its internal control over financial reporting as at December 31, 2008. Our opinions, based on our audits, are presented below.

Consolidated financial statements

We have audited the accompanying consolidated balance sheets of Mercer International Inc. as at December 31, 2008 and December 31, 2007, and the related consolidated statement of operations, comprehensive income (loss), changes in shareholders’ equity and cash flows for each of the years in the two year period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits of the Company’s financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. A financial statement audit also includes assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as at December 31, 2008 and December 31, 2007, and the results of its operations and its cash flows for each of the years then ended in accordance with accounting principles generally accepted in the United States.

The financial statements of the Company as at December 31, 2006 and for the year then ended were audited by other auditors whose report dated February 28, 2007 expressed an unqualified opinion on those financial statements.

Internal control over financial reporting

We have also audited Mercer International Inc.’s internal control over financial reporting as at December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as at December 31, 2008 based on criteria established in Internal Control — Integrated Framework issued by the COSO.

/s/ PricewaterhouseCoopers LLP
Chartered Accountants
March 2, 2009
Vancouver, Canada

REPORT OF INDEPENDENT REGISTERED CHARTERED ACCOUNTANTS

To the Board of Directors and Shareholders of
Mercer International Inc.

We have audited the accompanying consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity, and cash flows of Mercer International Inc. and subsidiaries (the “Company”) for the year ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of Mercer International Inc. and subsidiaries for the year ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, effective January 1, 2006. In addition, the Company adopted the recognition and disclosure provisions of Statement of Financial Accounting Standards No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans — an Amendment of FASB Statements No. 87, 88, 106 and 132(R), effective December 31, 2006.

/s/ Deloitte & Touche LLP
Independent Registered Chartered Accountants
Vancouver, Canada
February 28, 2007

MERCER INTERNATIONAL INC.

CONSOLIDATED BALANCE SHEETS
(In thousands of Euros, except per share data)

	December 31,
	2008	2007

ASSETS
Current assets
Cash and cash equivalents (Note 2)	€42,452	€84,848
Cash, restricted (Note 2)	13,000	—
Receivables (Note 3)	100,158	89,890
Note receivable, current portion	642	5,896
Inventories (Note 4)	98,457	103,610
Prepaid expenses and other	4,192	6,015

Total current assets	258,901	290,259

Long-term assets
Cash, restricted (Note 2)	—	33,000
Property, plant and equipment (Note 5)	881,704	933,258
Investments	419	96
Deferred note issuance and other costs	4,011	5,303
Deferred income tax (Note 9)	31,666	17,624
Note receivable, less current portion	3,529	3,977

	921,329	993,258

Total assets	€1,180,230	€1,283,517

LIABILITIES
Current liabilities
Accounts payable and accrued expenses (Note 6)	€87,517	€87,000
Pension and other post-retirement benefit obligations, current portion (Note 8)	510	493
Debt, current portion (Note 7)	16,500	34,023

Total current liabilities	104,527	121,516

Long-term liabilities
Debt, less current portion (Note 7)	803,796	815,832
Unrealized interest rate derivative losses (Note 14)	47,112	21,885
Pension and other post-retirement benefit obligations (Note 8)	12,846	19,983
Capital leases and other (Note 15)	11,267	8,999
Deferred income tax (Note 9)	34,457	18,640

	909,478	885,339

Total liabilities	1,014,005	1,006,855

SHAREHOLDERS’ EQUITY
Share capital (Note 10)	202,844	202,844
Paid-in capital	299	134
Retained earnings (deficit)	(35,046)	37,419
Accumulated other comprehensive income	(1,872)	36,265

Total shareholders’ equity	166,225	276,662

Total liabilities and shareholders’ equity	€1,180,230	€1,283,517

Commitments and contingencies (Note 16)
Subsequent events (Note 19)

The accompanying notes are an integral part of these financial statements.

MERCER INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands of Euros, except per share data)

	For the Years Ended December 31,
	2008	2007	2006

Revenues:
Pulp revenue	€689,320	€704,391	€623,977
Energy revenue	30,971	22,904	20,922

	720,291	727,295	644,899
Costs and expenses:
Operating costs	626,933	575,238	477,526
Operating depreciation and amortization	55,484	56,400	55,834

	37,874	95,657	111,539
Selling, general and administrative expenses	30,158	30,714	34,644
(Sale) purchase of emission allowances	(5,613)	(4,643)	(15,609)

Operating income from continuing operations	13,329	69,586	92,504

Other income (expense)
Interest expense	(65,756)	(71,400)	(91,931)
Investment income (loss)	(1,174)	4,453	6,090
Foreign exchange gain (loss) on debt	(4,234)	10,958	15,245
Realized gain (loss) on derivative instruments (Note 14)	—	6,820	(3,510)
Unrealized gain (loss) on derivative instruments (Note 14)	(25,228)	13,537	109,358

Total other income (expense)	(96,392)	(35,632)	35,252

Income (loss) before income taxes and minority interest from continuing operations	(83,063)	33,954	127,756
Income tax benefit (provision) (Note 9)
Current	(501)	(2,170)	(584)
Deferred	(1,976)	(8,144)	(56,859)

Income (loss) before minority interest from continuing operations	(85,540)	23,640	70,313
Minority interest	13,075	(1,251)	(1,071)

Net income (loss) from continuing operations	(72,465)	22,389	69,242
Net loss from discontinued operations	—	(210)	(6,032)

Net income (loss)	€(72,465)	€22,179	€63,210

Net income (loss) per share from continuing operations (Note 12)
Basic	€(2.00)	€0.62	€2.08

Diluted	€(2.00)	€0.58	€1.72

Net income (loss) per share (Note 12)
Basic	€(2.00)	€0.61	€1.90

Diluted	€(2.00)	€0.58	€1.58

The accompanying notes are an integral part of these financial statements.

MERCER INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands of Euros)

	For the Years Ended December 31,
	2008	2007	2006

Net income (loss)	€(72,465)	€22,179	€63,210

Other comprehensive income (loss)
Foreign currency translation adjustment	(41,876)	29,214	(3,730)
FASB 158 pension income (expense)	4,079	(809)	—
Unrealized gains (losses) on securities arising during the year	(340)	95	171

Other comprehensive income (loss)	(38,137)	28,500	(3,559)

Comprehensive income (loss)	€(110,602)	€50,679	€59,651

The accompanying notes are an integral part of these financial statements.

MERCER INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands of Euros)

						Accumulated Other
	Common Shares					Comprehensive Income (Loss)
			Amount			Foreign	Defined	Unrealized
			Paid in		Retained	Currency	Benefit	Gains
	Number		Excess of	Paid-in	Earnings	Translation	Pension	(Losses) on		Shareholders’
	of Shares	Par Value	Par Value	Capital	(Deficit)	Adjustments	Plans	Securities	Total	Equity

Balance at December 31, 2005	33,169,140	€25,448	€156,138	€14	€(47,970)	€15,615	€(331)	€(171)	€15,113	€148,743
Shares issued on exercise of stock options	60,000	41	251	—	—	—	—	—	—	292
Shares issued on grants of restricted stock	45,000	32	297	—	—	—	—	—	—	329
Shares of restricted stock cancelled	(9,999)	(7)	(57)	—	—	—	—	—	—	(64)
Shares issued on repurchase of notes	2,201,035	1,447	12,052	—	—	—	—	—	—	13,499
Stock compensation expense	—	—	—	140	—	—	—	—	—	140
Adjustment to initially apply FASB Statement No. 158, net of tax	—	—	—	—	—	—	(3,789)	—	(3,789)	(3,789)
Net income	—	—	—	—	63,210	—	—	—	—	63,210
Other comprehensive income (loss)	—	—	—	—	—	(3,730)	—	171	(3,559)	(3,559)

Balance at December 31, 2006	35,465,176	€26,961	€168,681	€154	€15,240	€11,885	€(4,120)	€-	€7,765	€218,801
Shares issued on exercise of stock options	56,666	43	261	—	—	—	—	—	—	304
Shares issued on grants of restricted stock	21,000	15	145	—	—	—	—	—	—	160
Shares issued on repurchase of notes	742,185	557	6,181	—	—	—	—	—	—	6,738
Stock compensation expense	—	—	—	(20)	—	—	—	—	—	(20)
Net income	—	—	—	—	22,179	—	—	—	—	22,179
Other comprehensive income (loss)	—	—	—	—	—	29,214	(809)	95	28,500	28,500

Balance at December 31, 2007	36,285,027	€27,576	€175,268	€134	€37,419	€41,099	€(4,929)	€95	€36,265	€276,662
Shares issued on grants of restricted stock	21,000	—	—	61	—	—	—	—	—	61
Shares issued on grants of performance stock	116,460	—	—	29	—	—	—	—	—	29
Stock compensation expense	—	—	—	75	—	—	—	—	—	75
Net loss	—	—	—	—	(72,465)	—	—	—	—	(72,465)
Other comprehensive income (loss)	—	—	—	—	—	(41,876)	4,079	(340)	(38,137)	(38,137)

Balance at December 31, 2008	36,422,487	€27,576	€175,268	€299	€(35,046)	€(777)	€(850)	€(245)	€(1,872)	€166,225

The accompanying notes are an integral part of these financial statements.

MERCER INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of Euros)

	For the Years Ended December 31,
	2008	2007	2006

Cash flows from (used in) operating activities
Net income (loss)	€(72,465)	€22,179	€63,210
Adjustments to reconcile net income (loss) to cash flows from operating activities
Unrealized (gain) loss on derivatives	25,228	(13,537)	(109,358)
Unrealized foreign exchange (gain) loss on debt	4,234	(10,958)	(15,245)
Operating depreciation and amortization	55,484	56,400	56,085
Non-operating amortization	278	258	269
Loss (gain) on sale of assets	(765)	179	5,957
Minority interest	(13,075)	1,251	1,071
Income from equity investee	—	—	(1,206)
Deferred income taxes	1,976	8,144	56,859
Stock compensation expense	264	243	541
Pension and other post-retirement expense	1,981	1,806	1,638
Pension and other post-retirement benefit funding	(2,739)	(2,021)	(1,941)
Inventory provisions	11,272	—	—
Other	(123)	2,048	1,438
Changes in current assets and liabilities
Receivables	(14,811)	(11,890)	(7,381)
Inventories	(13,331)	(38,703)	7,364
Accounts payable and accrued expenses	1,240	3,303	(9,305)
Other	3,486	447	(773)

Net cash from (used in) operating activities	(11,866)	19,149	49,223
Cash flows from (used in) investing activities
Cash, restricted	20,000	24,000	(25,388)
Purchase of property, plant and equipment(3)	(25,704)	(4,864)	(32,937)
Proceeds on sale of property, plant and equipment	2,000	881	1,765
Note receivable	5,708	4,954	(6,870)
Proceeds from available-for-sale securities	—	—	1,184

Net cash from (used in) investing activities	2,004	24,971	(62,246)
Cash flows from (used in) financing activities
Repayment of notes payable and debt	(34,023)	(26,719)	(87,911)
Repayment of capital lease obligations	(3,312)	(5,562)	(4,091)
Proceeds from investment grants	266	1,236	9,101
Issuance of common shares	—	305	556
Proceeds from borrowings of notes payable and debt	5,837	—	78,100
Proceeds from minority shareholders	—	—	5,463
Decrease in construction costs payable	—	—	(240)

Net cash from (used in) financing activities	(31,232)	(30,740)	978
Effect of exchange rate changes on cash and cash equivalents	(1,302)	1,664	(1,698)

Net increase (decrease) in cash and cash equivalents	(42,396)	15,044	(13,743)
Cash and cash equivalents, beginning of year (1)	84,848	69,804	83,547

Cash and cash equivalents, end of year (2)	€42,452	€84,848	€69,804

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	€60,652	€73,318	€84,382
Income taxes	1,100	452	1,304
Supplemental schedule of non-cash investing and financing activities:
Acquisition of production and other equipment under capital lease obligations	€5,318	€2,110	€3,301
Property, plant and equipment on acquisition of 7% interest in Stendal	—	—	8,067
Acquisition of notes receivable on sale of paper assets	—	—	11,321
Increase (decrease) in accounts payable relating to investing activities	2,627	—	—

(1)	Includes amounts related to discontinued operations of: 2008 — €nil, 2007 — €437, 2006 — €772
(2)	Includes amounts related to discontinued operations of: 2008 — €nil, 2007 — €nil, 2006 — €437
(3)	During 2007, purchases of property, plant, and equipment include amounts received and recorded as a reduction of property, plant and equipment (approximately €9,100) upon the settlement of the Stendal engineering, procurement and construction (EPC) contract.

The accompanying notes are an integral part of these financial statements.

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of Euros, except per share data)

Note 1.	The Company and Summary of Significant Accounting Policies

Background

Mercer International Inc. (“Mercer Inc.” or the “Company”) is a Washington corporation and the Company’s shares of common stock are quoted and listed for trading on the NASDAQ Global Market and the Toronto Stock Exchange, respectively. The Company converted its corporate form from a Washington business trust to a corporation effective March 1, 2006 without effecting any changes to its business, management, accounting practices, assets or liabilities.

Mercer Inc. operates three pulp manufacturing facilities in Canada and Germany, and is the second largest producer of market northern bleached softwood kraft, or “NBSK”, pulp in the world.

In these consolidated financial statements, unless otherwise indicated, all amounts are expressed in Euros (“€”). The term “U.S. dollars” and the symbol “$” refer to United States dollars. The symbol “C$” refers to Canadian dollars.

Basis of Presentation

These consolidated financial statements contained herein include the accounts of the Company and its wholly-owned and majority-owned subsidiaries (collectively, the “Company”). All significant inter-company balances and transactions have been eliminated upon consolidation.

Use of Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant management judgement is required in determining the accounting for, among other things, the accounting for doubtful accounts and reserves, depreciation and amortization, future cash flows associated with impairment testing for long-lived assets, derivative financial instruments, environmental conservation and legal liabilities, asset retirement obligations, pensions and post-retirement benefit obligations, income taxes, contingencies, and inventory obsolescence and provisions. Actual results could differ from these estimates, and changes in these estimates are recorded when known.

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

Inventories

Inventories of pulp and logs and wood chips are valued at the lower of cost, using the weighted-average cost method, or net realizable value. Other materials and supplies are valued at the lower of cost and replacement cost. Cost includes labor, materials and production overhead and is determined by using the average cost method. Inventories include both roundwood (logs) and wood chips. These inventories are located both at the pulp mill and at various locations. In accordance with industry practice, physical inventory counts utilize standardized techniques to estimate quantities of roundwood and wood chip inventory volumes. These techniques historically have provided reasonable estimates of such inventories.

Property, Plant and Equipment

Property, plant and equipment is stated at cost less accumulated depreciation. Depreciation of buildings and production equipment is based on the estimated useful lives of the assets and is computed using the straight-line method. Buildings are depreciated over 10 to 50 years and production and other equipment primarily over 25 years.

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. To determine recoverability, the Company compares the carrying value of the assets to the estimated future undiscounted cash flows. Measurement of an impairment loss for long-lived assets held for use is based on the fair value of the asset. As a result of current market conditions, the Company undertook a long-lived asset impairment review and concluded that no impairment losses were incurred in 2008.

The costs of major rebuilds, replacements and those expenditures that substantially increase the useful lives of existing property, plant, and equipment are capitalized, as well as interest costs associated with major capital projects until ready for their intended use. The cost of repairs and maintenance performed on manufacturing facilities, composed of labor, materials and other incremental costs, is charged to operations as incurred.

Leases which transfer to the Company substantially all the risks and benefits incidental to ownership of the leased item are capitalized at the present value of the minimum lease payments. Capital leases are depreciated over the lease term. Operating lease payments are recognized as an expense in the Consolidated Statement of Operations on a straight line basis over the lease term.

The Company provides for asset retirement obligations when there are legislated or contractual bases for those obligations. Obligations are recorded as a liability at fair value, with a corresponding increase to property, plant, and equipment, and are amortized over the remaining useful life of the related assets. The liability is accreted using a risk free interest rate. As at December 31, 2008, the Company recorded €2,182 of asset retirement obligations.

The Company’s obligations for the proper removal and disposal of asbestos products from the Company’s mills meets the definition of a conditional asset retirement obligation as found in the Financial Accounting Standards Board Statement Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (“FIN 47”). Generally asbestos is found on steam and condensate piping systems as well as certain cladding on buildings and in building insulation throughout its older facilities. As a result of the longevity of the Company’s mills, due in part to the maintenance procedures and the fact that the Company does not have plans for major changes that require the removal of asbestos, the timing of the asbestos removal is indeterminate. As a result, the Company is currently unable to estimate the fair value of its asbestos removal and disposal obligation.

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

In accordance with the provisions of Statement of Financial Accounting Standards No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statement No. 87, 88, 106 and 132R (“FAS 158”), the Company recognizes the net funded status of the plan.

Effective December 31, 2008, the defined benefit pension plan will be closed to new members and the defined benefit service accrual will cease. Members will begin to accrue benefits under a new defined contribution plan effective January 1, 2009. The contributions to the new plan will be charged against earnings, in the Consolidated Statement of Operations.

In addition, hourly-paid employees at the Celgar mill are covered by a multi-employer defined contribution pension plan for which contributions are charged against earnings in the Consolidated Statement of Operations.

Foreign Operations and Currency Translation

The Company translates foreign assets and liabilities of its subsidiaries, other than those denominated in Euros, at the rate of exchange at the balance sheet date. Revenues and expenses are translated at the average rate of exchange throughout the year. Transaction gains and losses related to net assets primarily located in Canada are recognized as unrealized foreign currency translation adjustments within comprehensive income (loss) in shareholders’ equity, until all of the investment in the subsidiaries is sold or liquidated. The translation adjustments do not recognize the effect of income tax because the Company expects to reinvest the amounts indefinitely in operations. Gains and losses resulting from foreign currency transactions (transactions denominated in a currency other than the entity’s functional currency) are included in “Costs and expenses” in the Consolidated Statement of Operations, which amounted to €4,597, €(7,452) and €(1,059) for the years ended December 31, 2008, 2007 and 2006, respectively.

Revenue and Related Cost Recognition

The Company recognizes revenue from product sales, transportation and other when persuasive evidence of an arrangement exists, the sales price is fixed or determinable, title of ownership and risk of loss have passed to the customer and collectability is reasonably assured. Sales are reported net of discounts and allowances.

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of Euros, except per share data)

Note 1.	The Company and Summary of Significant Accounting Policies — (Continued)

Amounts charged to customers for shipping and handling are recognized as revenue. Shipping and handling costs incurred by the Company are included in “Operating costs”.

During 2008, the Company has increased its focus on the production and sale of surplus electricity. Accordingly, management no longer considers this activity to be a by-product and, commencing in 2008, the Company began reporting revenue from sales of surplus electricity as “Energy revenue” in the Consolidated Statement of Operations. In previous years, these revenues were being reported within “Operating costs”. Consequently, the presentation in the Consolidated Statement of Operations has been revised for the Company’s energy sales. Energy revenues are recognized as customers are invoiced at agreed upon rates and when collection is reasonably assured. These revenues include an estimate of the value of electricity consumed by customers in the year but billed subsequent to year end. Customer bills are based on meter readings that indicate electricity consumption. This activity does not meet the tests to be considered an operating segment, as defined in Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (“FAS 131”).

Environmental Conservation

Liabilities for environmental conservation are recorded when it is probable that obligations have been incurred and their fair value can be reasonably estimated. Any potential recoveries of such liabilities are recorded when there is an agreement with the reimbursing entity and recovery is assessed as likely to occur.

Stock-Based Compensation

The Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, (“FAS 123(R)”) on January 1, 2006. This statement requires the Company to recognize the cost of employee services received in exchange for the Company’s equity instruments. Under FAS 123(R), the Company is required to record compensation expense over an award’s vesting period based on the award’s fair value. The Company elected to adopt FAS 123(R) on a modified prospective basis; accordingly, the financial statements for periods prior to January 1, 2006 do not include compensation cost calculated under the fair value method. Stock based compensation expense has been recorded in “Selling, general, and administrative expenses” on the Consolidated Statement of Operations.

The fair value of performance stock awards is re-measured at each balance sheet date. The cumulative effect of the change in fair value is recognized in the period of the change as an adjustment to compensation cost. The Company estimates forfeitures of performance stock awards based on management’s expectations and recognizes compensation cost only for those awards expected to vest. Estimated forfeitures are adjusted to actual experience as needed.

The fair value of restricted stock awards are determined by multiplying the market price of a share of Mercer common shares on the grant date by the number of units.

Taxes on Income

Income taxes are reported under FAS No. 109, Accounting for Income Taxes (“FAS 109”), and accordingly, deferred income taxes are recognized using the asset and liability method, whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carryforwards. Valuation allowances are provided if, after considering available evidence, both positive and negative, it is more likely than not that some or all of the deferred tax assets will not be realized.

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of Euros, except per share data)

Note 1.	The Company and Summary of Significant Accounting Policies — (Continued)

Derivative Financial Instruments

The Company enters into derivative financial instruments, including foreign currency forward contracts and swaps, electricity forward contracts, and interest rate swaps, caps and forward rate agreements, to limit exposures to changes in foreign currency exchange rates, energy prices, and interest rates. These derivative instruments are not designated as hedging instruments under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“FAS 133”) and, accordingly, any change in the marked-to-market fair value is recognized as either a gain or loss on derivative financial instruments in the Consolidated Statement of Operations.

Net Income (Loss) Per Share

Basic net income (loss) per share (“EPS”) is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding in the period. Diluted income (loss) per share is calculated to give effect to all potentially dilutive common shares outstanding (computed under basic EPS) applying the “Treasury Stock” method. Outstanding stock options, restricted stock, awards such as restricted stock awards with performance conditions (known as “performance stock”), and convertible notes represent the only potentially dilutive effects on the Company’s weighted average shares. See Note 12-Net Income (Loss) Per Share.

Reclassifications

Certain prior year amounts in the consolidated financial statements have been reclassified to conform to the current year presentation.

Recently Implemented Accounting Standards

Fair Value Measurements

On January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“FAS 157”), which provides a consistent definition of fair value that focuses on exit price and prioritizes, within a measurement of fair value, the use of market-based inputs over company-specific inputs, and expands disclosures regarding fair value measurements. It is applicable whenever another standard requires or permits assets or liabilities to be measured at fair value, but it does not expand the use of fair value to any new circumstances. FAS 157 is effective for financial assets and financial liabilities and for non-financial assets and non-financial liabilities that are remeasured at least annually for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The effect of the adoption of FAS 157 on January 1, 2008 was not material and no adjustment to accumulated deficit was required. Refer to Note 14 for more information. On February 12, 2008, the Financial Accounting Standards Board (“FASB”) Staff issued FASB Staff Position FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”), which defers the effective date of FAS 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. FSP 157-2 defers the effective date of FAS 157 to fiscal years beginning after November 15, 2008, for items within the scope of FSP 157-2. The provisions of FAS 157 have not been applied to non-financial assets and liabilities, such as asset retirement obligations.

Determining the Fair Value of a Financial Asset when the market for that Asset is not active

In October 2008, the FASB issued FSP 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active (“FSP 157-3”), which clarifies the application of FAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of Euros, except per share data)

Note 1.	The Company and Summary of Significant Accounting Policies — (Continued)

when the market for that financial asset is not active. FSP 157-3 was effective immediately upon issuance, including prior periods for which financial statements have not been issued. The application of FSP 157-3 had no impact on the Company’s financial statements or disclosures.

The Fair Value Option for Financial Assets and Financial Liabilities

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

Accounting for Uncertainty in Income Taxes

On January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FAS 109, and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more likely than not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. See Note 9-Income Taxes.

New Accounting Standards

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

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), Business Combinations (“FAS 141(R)”). FAS 141(R) establishes how an entity accounts for identifiable assets acquired, liabilities assumed, and any noncontrolling interests acquired, how to account for goodwill acquired and determines what disclosures are required as part of a business combination. FAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, early adoption is prohibited. The Company is currently evaluating FAS 141(R) to determine the impact it will have, if any, on any future acquisitions.

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

In April 2008, the FASB issued FASB Staff Position No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets (“FAS 142”). FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company is reviewing FSP 142-3 and is unable to estimate the impact on its financial position, results of operations or cash flows.

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

Note 2.	Cash, Cash Equivalents and Restricted Cash

Cash, cash equivalents and restricted cash includes restricted cash for debt service reserves as required under debt agreements (Note 7(a)). The Company maintains cash balances in foreign financial institutions in excess of insured limits.

	December 31,
	2008	2007

Cash and cash equivalents	€42,452	€84,848

Cash, restricted	€13,000	€33,000

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of Euros, except per share data)

Note 2.	Cash, Cash Equivalents and Restricted Cash — (Continued)

Note 3.	Receivables

	December 31,
	2008	2007

Sale of pulp (net of allowance of €614 and €626, respectively)	€85,120	€81,913
Value added tax	3,433	2,673
Other	11,605	5,304

	€100,158	€89,890

The Company reviews the collectability of receivables on a periodic basis. The Company maintains an allowance for doubtful accounts at an amount estimated to cover the potential losses on any uninsured receivables. Any amounts that are determined to be uncollectible and uninsured are offset against the allowance. The allowance is based on the Company’s evaluation of numerous factors, including the payment history and financial position of the debtors. The Company does not generally require collateral for any of its receivables.

Other relates to non-trade receivables that are individually not material.

Note 4.	Inventories

	December 31,
	2008	2007

Raw materials	€38,225	€38,045
Finished goods	37,881	43,127
Work in process and other	22,351	22,438

	€98,457	€103,610

As at December 31, 2008, the Company recorded provisions totaling approximately €4,200 (2006 and 2007 — nil) against finished goods inventories. In addition, the Company recorded provisions totaling approximately €7,100 (2007 and 2006 — nil) against raw material inventories. The provisions were primarily the result of the decline in the US dollar price of NBSK pulp. The provisions against finished goods and raw material inventories are included in “Operating costs”.

Note 5.	Property, Plant and Equipment

	December 31,
	2008	2007

Land	€24,661	€24,538
Buildings	125,046	125,369
Production equipment and other	1,061,991	1,070,202

	1,211,698	1,220,109
Less: Accumulated depreciation	(329,994)	(286,851)

	€881,704	€933,258

Included in production equipment and other is equipment under capital leases which had gross amounts of €17,682 and €17,765, and accumulated depreciation of €6,837 and €9,005, respectively, as at December 31, 2008 and 2007. During the years 2008, 2007 and 2006, production equipment and other totaling €5,318, €3,286 and €3,301, respectively, was acquired under capital lease obligations.

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of Euros, except per share data)

Note 5.	Property, Plant and Equipment — (Continued)

Certain of the assets at the Celgar mill are subject to a lien registered for the benefit of a government revenue agency. The lien was registered pursuant to a property transfer tax dispute that is currently before the courts. See Note 16-Commitments and Contingencies.

Note 6.	Accounts Payable and Accrued Expenses

	December 31,
	2008	2007

Trade payables	€31,140	€37,245
Accounts payable and other	4,559	3,097
Accrued expenses	31,181	25,752
Accrued interest	17,202	17,437
Capital leases, current portion	3,435	3,469

	€87,517	€87,000

Note 7.	Debt

Certain of the Company’s debt agreements were issued under an indenture which, among other things, restricts its ability and the ability of its restricted subsidiaries to make certain payments. These limitations are subject to other important qualifications and exceptions. As at December 31, 2008, the Company was in compliance with the terms of the indenture.

Debt consists of the following:

	December 31,
	2008	2007

Note payable to bank, included in a total credit facility of €827,950 to finance the construction related to the Stendal pulp mill (a)	€531,073	€565,096
Senior notes due February 2013, interest at 9.25% accrued and payable semi-annually, unsecured (b) (Note 11)	222,718	212,285
Subordinated convertible notes due October 2010, interest at 8.5% accrued and payable semi-annually (c) (Note 11)	48,319	46,056
Credit agreement with a syndicate of banks with respect to a revolving credit facility of C$40 million (d)	18,186	15,248
Loans payable to minority shareholders of Stendal pulp mill (e)	—	11,170
Credit agreement with bank with respect to a revolving credit facility of €40 million (f)	—	—

	820,296	849,855
Less: current portion	(16,500)	(34,023)

Debt, less current portion	€803,796	€815,832

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of Euros, except per share data)

Note 7.	Debt — (Continued)

The Company made scheduled principal repayments under these facilities of €34,023 in 2008, and expects the principle repayments to be €16,500 in 2009 pursuant to an amendment to the Stendal credit facility as noted in Note 19 - Subsequent Events. As of December 31, 2008, the principal maturities of debt are as follows:

Matures	Amount

2009	€16,500
2010	80,421
2011	23,167
2012	24,583
2013	262,718
Thereafter	412,907

€820,296

(a)	Note payable to bank, included in a total credit facility of €827,950 to finance the construction related to the Stendal pulp mill, interest at rates varying from Euribor plus 0.90% to Euribor plus 1.85% (rates on amounts of borrowing at December 31, 2008 range from 6.19% to 6.42%), principal due in required installments beginning September 30, 2006 until September 30, 2017, collateralized by the assets of the Stendal pulp mill, and at December 31, 2008, restricted cash amounting to €13,000, with 48% and 32% guaranteed by the Federal Republic of Germany and the State of Saxony-Anhalt, respectively, of up to €516,073 of outstanding principal balance, subject to a debt service reserve account required to pay amounts due in the following twelve months under the terms of credit facility; payment of dividends is only permitted if certain cash flow requirements are met. See Note 19 Subsequent Events.

(b)	In February 2005, the Company issued $310 million of senior notes due February 2013, interest at 9.25% accrued and payable semi-annually, unsecured. On or after February 15, 2009, the Company may redeem all or a part of the notes at redemption prices (expressed as a percentage of principal amount) equal to 104.63% for the twelve month period beginning on February 15, 2009, 102.31% for the twelve month period beginning on February 15, 2010, and 100.00% beginning on February 15, 2011 and at any time thereafter, plus accrued and unpaid interest.

(c)	As at December 31, 2008, the subordinated convertible notes had approximately $67.3 million of principal outstanding. The subordinated convertible notes are due October 2010, bear interest at 8.5% accrued and payable semi-annually, are convertible at any time by the holder into common shares of the Company at $7.75 per share and are unsecured. The Company may redeem for cash all or a portion of these notes at any time on or after October 15, 2008 at 100% of the principal amount of the notes plus accrued and unpaid interest up to the redemption date. The holders of the convertible notes will have the option to require the Company to purchase for cash all or a portion of the notes not previously redeemed upon a specified change of control at a price equal to 100% of the principal.

(d)	Credit agreement with respect to a revolving credit facility of C$40 million, on a three year term. Borrowings under the credit agreement are secured by pulp mill inventory and receivables. Canadian dollar denominated amounts bear interest at bankers acceptance plus 2.25% or Canadian prime plus 0.50%. U.S. dollar denominated amounts bear interest at LIBOR plus 2.25% or U.S. base plus 0.50%. As at December 31, 2008, this facility was drawn by C$31 million and was accruing interest at a rate of approximately 3.90%. The credit agreement matures May 19, 2009, but is subject to a one-year extension at the Company’s request. On January 23, 2009, the Company was granted a one-year extension pursuant to the terms of the credit agreement. The extension carries the same general terms and matures May 19, 2010.

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of Euros, except per share data)

Note 7.	Debt — (Continued)

(e)	Loans payable to the minority shareholder of Stendal pulp mill bear interest at 7%, payable in September 2006 then payable semi-annually beginning March 2007, unsecured, subordinated to all liabilities of the Stendal pulp mill, due in 2017. The amounts outstanding on these loans were €34,122 and €32,216 as at December 31, 2008 and 2007, respectively. Cumulative net losses of Stendal in the amounts of €34,122 and €21,305 were applied to these loans in 2008 and 2007, respectively. The net obligation of €nil and €11,170 is reflected for 2008 and 2007, respectively.

(f)	Credit agreement with respect to a revolving credit facility of €40,000. Borrowings under the credit agreement are secured by pulp mill inventory and receivables. Borrowings under the credit agreement bear interest at Euribor plus 1.55%. As at December 31, 2008, this facility was undrawn.

Note 8.	Pension and Other Post-Retirement Benefit Obligations

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

Information about the Celgar Plans, in aggregate for the year ended December 31, 2008 is as follows:

	2008
		Other
		Post-Retirement
		Benefit
	Pension	Obligations	Total

Change in benefit obligation
Benefit obligation, December 31, 2007	€27,832	€16,137	€43,969
Service cost	789	501	1,290
Interest cost	1,356	800	2,156
Benefit payments	(1,417)	(381)	(1,798)
Past service cost (credit)	973	(1,152)	(179)
Actuarial (gains) losses	(5,557)	(3,442)	(8,999)
Foreign currency exchange rate changes	(3,948)	(2,166)	(6,114)

Benefit obligation, December 31, 2008	20,028	10,297	30,325

Reconciliation of fair value of plan assets
Fair value of plan assets, December 31, 2007	23,903	—	23,903
Actual returns	(4,084)	—	(4,084)
Contributions	2,077	381	2,458
Benefit payments	(1,417)	(381)	(1,798)
Foreign currency exchange rate changes	(3,381)	—	(3,381)

Fair value of plan assets, December 31, 2008	17,098	—	17,098

Funded status, December 31, 2008	€(2,930)	€(10,297)	€(13,227	)(1)

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of Euros, except per share data)

Note 8.	Pension and Other Post-Retirement Benefit Obligations — (Continued)

	2008
		Other
		Post-Retirement
		Benefit
	Pension	Obligations	Total

Components of the net benefit cost recognized
Service cost	€789	€501	€1,290
Interest cost	1,356	800	2,156
Expected return on plan assets	(1,542)	—	(1,542)
Amortization of recognized items	(6)	83	77

Net benefit costs	€597	€1,384	€1,981

(1)	The total of €13,356 on the consolidated balance sheets also includes the pension liabilities of €129 relating to employees at the Company’s German operations.

Information about the Celgar Plans, in aggregate for the year ended December 31, 2007 is as follows:

	2007
		Other
		Post-Retirement
		Benefit
	Pension	Obligations	Total

Change in benefit obligation
Benefit obligation, December 31, 2006	€25,990	€13,867	€39,857
Service cost	840	473	1,313
Interest cost	1,363	741	2,104
Benefit payments	(1,593)	(323)	(1,916)
Actuarial (gains) losses	(481)	442	(39)
Foreign currency exchange rate changes	1,713	937	2,650

Benefit obligation, December 31, 2007	27,832	16,137	43,969

Reconciliation of fair value of plan assets
Fair value of plan assets, December 31, 2006	21,993	—	21,993
Actual returns	351	—	351
Contributions	1,698	323	2,021
Benefit payments	(1,593)	(323)	(1,916)
Foreign currency exchange rate changes	1,454	—	1,454

Fair value of plan assets, December 31, 2007	23,903	—	23,903

Funded status, December 31, 2007	€(3,929)	€(16,137)	€(20,066	)(1)

Components of the net benefit cost recognized
Service cost	€840	€473	€1,313
Interest cost	1,363	741	2,104
Expected return on plan assets	(1,673)	—	(1,673)
Amortization of recognized items	—	62	62

Net benefit costs	€530	€1,276	€1,806

(1)	The total of €20,476 on the consolidated balance sheets also includes the pension liabilities of €410 relating to employees at the Company’s German operations.

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of Euros, except per share data)

Note 8.	Pension and Other Post-Retirement Benefit Obligations — (Continued)

The Company anticipates that it will make contributions to the pension plan of approximately €841 in 2009. Estimated future benefit payments under the Celgar Plans are as follows:

Amount

2009	€1,765
2010	1,871
2011	1,963
2012	2,073
2013	2,197
2014 — 2018	13,108

During the year ended December 31, 2008, the Company recognized €4,079 in other comprehensive income (2007 — loss of €809, 2006 — loss of €3,789). As at December 31, 2008, the pension related accumulated other comprehensive income balance of €850 (2007 — €4,929) is a result of net actuarial losses. The Celgar Plans do not have any net transition asset or obligation recognized as a reclassification adjustment of other comprehensive income. The amount included in other comprehensive income which is expected to be recognized in 2009 is approximately €89 of net actuarial gains. There are no plan assets that are expected to be returned to the Company in 2008.

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

Summary of key assumptions:

	December 31,
	2008	2007

Benefit obligations
Discount rate	7.25%	5.25%
Rate of compensation increase	2.75%	3.00%
Net benefit cost for year ended
Discount rate	5.25%	5.00%
Rate of compensation increase	3.00%	3.00%
Expected rate of return on plan assets	7.00%	7.25%
Assumed health care cost trend rate at
Initial health care cost trend rate	12.00%	12.00%
Annual rate of decline in trend rate	1.00%	1.00%
Ultimate health care cost trend rate	4.50%	5.00%
Medical services plan premiums trend rate	2.50%	2.50%

The expected rate of return on plan assets is a management estimate based on, among other factors, historical long-term returns, expected asset mix and active management premium.

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of Euros, except per share data)

Note 8.	Pension and Other Post-Retirement Benefit Obligations — (Continued)

A one-percentage point change in assumed health care cost trend rate would have the following effect on the post-retirement benefit obligations:

	December 31, 2008		December 31, 2007
	1% increase	1% decrease	1% increase	1% decrease

Effect on total service and interest rate components	€235	€(178)	€212	€(160)
Effect on post-retirement benefit obligation	€1,598	€(1,251)	€2,252	€(1,762)

Asset allocation of funded plans:

	Target	2008	2007

Equity securities	50-70%	61%	59%
Debt securities	30-45%	36%	34%
Cash and cash equivalents	0-10%	3%	7%

		100%	100%

Note 9.	Income Taxes

The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized no adjustment in the liability for unrecognized tax benefits.

As at the adoption date of January 1, 2007, the Company had approximately €18,600 of total gross unrecognized tax benefits, at December 31, 2008, that balance is €3,400, substantially all of which would affect the Company’s effective tax rate if recognized. Currently, the Company does not believe that any of its unrecognized tax benefits will change significantly in the next fiscal year. However, this belief could change as tax years are examined by taxing authorities, the timing of those examinations, if any, are uncertain at this time. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2008	2007

Balance at January 1	€4,000	€4,400
Additions — current year tax positions	—	200
Reductions — prior year tax positions	(3,200)	(300)
Lapse of statute of limitations	—	(300)
Settlements	—	—

Balance at December 31	€800	€4,000

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. During the year ended December 31, 2008, the Company recognized approximately €200 in penalties and interest. The Company had €200 for the payment of interest and penalties accrued at December 31, 2008.

The Company and/or one or more of its subsidiaries files income tax returns in the United States, Germany and Canada. The Company is generally not subject to U.S., German or Canadian income tax examinations for tax years before 2004, 2005 and 2004, respectively.

The provision for current income taxes consists entirely of non-U.S. taxes for the years ended December 31, 2008, 2007 and 2006, respectively.

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of Euros, except per share data)

Note 9.	Income Taxes — (Continued)

Differences between the U.S. Federal Statutory and the Company’s effective rates are as follows:

	Year Ended December 31,
	2008	2007	2006

U.S. Federal statutory rates	34%	34%	34%
U.S. Federal statutory rates on (income) loss from continuing operations before income tax and minority interest	€28,241	€(11,544)	€(43,437)
Tax differential on foreign income (loss)	(2,966)	2,902	(4,070)
Effect of foreign earnings	(17,800)	—	—
Valuation allowance	(5,530)	15,021	(16,145)
Other	(4,422)	(16,693)	6,209

	€(2,477)	€(10,314)	€(57,443)

Comprised of:
Current	€(501)	€(2,170)	€(584)
Deferred	(1,976)	(8,144)	(56,859)

	€(2,477)	€(10,314)	€(57,443)

Deferred income tax assets and liabilities are composed of the following:

	December 31,
	2008	2007

German tax loss carryforwards	€67,930	€50,725
U.S. tax loss carryforwards	5,909	19,934
Canadian tax loss carryforwards	4,924	2,497
Basis difference between income tax and financial reporting with respect to operating pulp mills	(17,118)	(6,354)
Derivative financial instruments	13,227	6,144
Long-term debt	(1,726)	(2,736)
Payables and accrued expenses	(780)	148
Reserve for deferred pension liability	2,079	18
Capital leases	531	652
Other	956	1,149

	75,932	72,177
Valuation allowance	(78,723)	(73,193)

Net deferred tax (liability) asset	€(2,791)	€(1,016)

Comprised of:
Deferred income tax asset	€31,666	€17,624
Deferred income tax liability	(34,457)	(18,640)

	€(2,791)	€(1,016)

The Company is subject to income tax audits on a continuing basis which may result in changes to the amounts in the above table. Due to this and other uncertainties regarding future amounts of taxable income in Germany, Canada and the United States, the Company has provided a valuation allowance for the majority of its deferred tax assets relating to tax losses carried forward for income tax purposes.

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of Euros, except per share data)

Note 9.	Income Taxes — (Continued)

The Company’s German tax loss carryforward amount includes corporate and trade tax losses totaling approximately €405,900 at December 31, 2008. The Company’s U.S. loss carryforwards amount is approximately €52,800 at December 31, 2008, which will expire in the tax years ending 2011 through 2028, if not used. The Company’s Canadian tax loss carryforward amount is approximately €16,400 at December 31, 2008 which will begin to expire in the tax year ending 2026, if not used. Management is generally unable to conclude that these losses are more likely than not to be utilized, under current circumstances, and accordingly has fully reserved any resulting potential tax benefit that is not expected to be realized in 2009 or 2010.

Income (loss) from foreign source continuing operations amounted to €(42,788), €(4,030) and €115,305 for the years ended December 31, 2008, 2007 and 2006, respectively. These amounts are intended to be indefinitely reinvested in operations.

Note 10.	Shareholders’ Equity

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

Common shares

The Company has authorized 200,000,000 common shares (2007 — 200,000,000) with a par value of $1 per share. As at December 31, 2008, the Company had 36,422,487 (2007 — 36,285,027) common shares issued and outstanding.

Preferred shares

The Company has authorized 50,000,000 preferred shares (2007 — 50,000,000) with U.S. $1 par value issuable in series, of which 2,000,000 shares have been designated as Series A. The preferred shares may be issued in one or more series and with such designations and preferences for each series as shall be stated in the resolutions providing for the designation and issue of each such series adopted by the Board of Directors of the Company. The Board of Directors is authorized by the Company’s articles of incorporation to determine the voting, dividend, redemption and liquidation preferences pertaining to each such series. As at December 31, 2008, no preferred shares had been issued by the Company.

Note 11.	Stock-Based Compensation

The Company had a non-qualified stock option plan which provided for options to be granted to officers and employees to acquire a maximum of 3,600,000 common shares including options for 130,000 shares to directors who are not officers or employees. This plan expired in 2008 but unexercised options that were previously granted under this plan remain outstanding. The Company also has a stock incentive plan which provides for options, stock appreciation rights and restricted stock to be awarded to employees and outside directors to a maximum of 1,000,000 common shares. During 2008, the Company implemented a new form of stock-based compensation called performance stock under its existing stock incentive plan.

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of Euros, except per share data)

Note 11.	Stock-Based Compensation — (Continued)

Performance Stock

Grants of performance stock comprise rights to receive stock at a future date that are contingent on the Company and the grantee achieving certain performance objectives. During the year ended December 31, 2008, potential stock based performance awards totaled 570,614 shares, which cliff vest on December 31, 2010. Expense recognized for the year was €96 (2007 — nil).

The fair value of performance stock is determined based upon the number of shares granted and the quoted price of the Company’s stock. Performance stock generally cliff vest three years from the grant date. As at December 31, 2008, no performance stock had vested. There were no performance stock awards cancelled during the year.

As at December 31, 2008, the total remaining unrecognized compensation cost associated with the performance stock totaled approximately €340 which will be amortized over their remaining vesting period.

Restricted Stock

The fair value of restricted stock is determined based upon the number of shares granted and the quoted price of the Company’s stock on the date of grant. Restricted stock generally vests over two years. Expense is recognized on a straight-line basis over the vesting period. Expense recognized for the years ended December 31, 2008, 2007 and 2006 was €168, €312 and €401, respectively.

As at December 31, 2008, the total remaining unrecognized compensation cost related to restricted stock amounted to €45, which will be amortized over their remaining vesting period.

During the year ended December 31, 2008, there were restricted stock awards of 21,000 shares (2007 — 21,000; 2006 — 45,000) granted to independent directors and officers of the Company and no restricted stock was cancelled during the year (2007 — nil; 2006 — 9,999).

As at December 31, 2008, the total number of restricted stock outstanding was 232,685 (2007 — 211,685; 2006 — 190,686), of which 21,000 had not vested.

Stock Options

The following table summarizes the status of the Company’s stock options during 2008, 2007 and 2006:

	Number	Weighted Average
	of Options	Exercise Price
		(In U.S. Dollars)

Outstanding at December 31, 2005	1,185,000	$6.71
Exercised	(60,000)	6.38

Outstanding at December 31, 2006	1,125,000	6.69

Exercised	(56,666)	7.10
Cancelled	(5,000)	7.92
Expired	(135,000)	8.50

Outstanding at December 31, 2007 and 2008	928,334	$6.44

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of Euros, except per share data)

Note 11.	Stock-Based Compensation — (Continued)

Following is a summary of the status of options outstanding at December 31, 2008:

Outstanding Options
		Weighted		Exercisable Options
Exercise		Average	Weighted		Weighted
Price		Remaining	Average		Average
Range	Number	Contractual Life	Exercise Price	Number	Exercise Price
					(In U.S. Dollars)
(In U.S. Dollars)		(Years)

$5.65 - $6.375	830,000	1.50	$6.29	830,000	$6.29
7.30	30,000	6.50	7.30	30,000	7.30
7.92	68,334	6.75	7.92	68,334	7.92

During the year ended December 31, 2008, no options were granted, exercised, cancelled, or expired. The aggregate intrinsic value of options outstanding and currently exercisable as at December 31, 2008 is $nil per option.

During the year ended December 31, 2007, 30,000 options were exercised at an exercise price of $6.375 and 26,666 options were exercised at an exercise price of $7.92 for cash proceeds of $402,445. 5,000 options were cancelled during the period, and 135,000 options expired during the period. The average intrinsic value of the options exercised was $4.58 per option. The aggregate intrinsic value of options outstanding and exercisable as at December 31, 2007 was $1.39 per option.

The fair value of each option granted is estimated on the grant date using the Black-Scholes Model. There were no options granted in either 2008 or 2007. The assumptions used in calculating fair value as at December 31, 2006 were as follows:

2006

Risk-free interest rate	4.1%
Expected life of the options	0.5 years
Expected volatility(1)	34.1%
Expected dividend yield	0.0%
Weighted average fair value per option granted (in U.S. dollars)	$2.94

(1)	The expected volatility was based on the Company’s three year historical stock prices.

Stock compensation expense recognized for the year ended December 31, 2008 was €nil (2007 - €65). As at December 31, 2008, all stock options had fully vested.

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of Euros, except per share data)

Note 11.	Stock-Based Compensation — (Continued)

Note 12.	Net Income (Loss) Per Share

	Year Ended December 31,
	2008	2007	2006

Net income (loss) from continuing operations — basic	€(72,465)	€22,389	€69,242
Interest on convertible notes, net of tax	—	3,930	4,912

Net income (loss) from continuing operations — diluted	€(72,465)	€26,319	€74,154

Net income (loss) from continuing operations per share:
Basic	€(2.00)	€0.62	€2.08

Diluted	€(2.00)	€0.58	€1.72

Net income (loss) from continuing operations	€(72,465)	€22,389	€69,242
Net loss from discontinued operations	—	(210)	(6,032)

Net income (loss) — basic	(72,465)	22,179	63,210
Interest on convertible notes, net of tax	—	3,930	4,912

Net income (loss) — diluted	€(72,465)	€26,109	€68,122

Net income (loss) per share:
Basic	€(2.00)	€0.61	€1.90

Diluted	€(2.00)	€0.58	€1.58

Weighted average number of common shares outstanding:
Basic(1)	36,285,027	36,080,931	33,336,348
Effect of dilutive shares:
Stock options and awards	2,394	362,774	319,793
Convertible notes	—	8,859,036	9,428,022

Diluted	36,287,421	45,302,741	43,084,163

(1)	The basic weighted average number of shares excludes performance and restricted stock which have been issued, but have not vested as at December 31, 2008.

The calculation of diluted income (loss) per share does not assume the exercise of stock options and awards or the conversion of convertible notes that would have an anti-dilutive effect on earnings per share. Stock options and awards excluded from the calculation of diluted income (loss) per share because they are anti-dilutive represented 928,334, nil and nil for the years ended December 31, 2008, 2007 and 2006, respectively. Convertible notes excluded from the calculation of diluted income (loss) per share because they are anti-dilutive represented 8,678,065, nil and nil for the years ended December 31, 2008, 2007 and 2006, respectively. Performance and restricted stock excluded from the calculation of diluted income per share because they are anti-dilutive represented 393,642 shares (2007 — nil).

Note 13.	Business Segment Information

The Company has three operating segments, the individual pulp mills, that are aggregated into one reportable business segment, market pulp. Accordingly, the results presented are those of the one reportable business segment.

The pulp business is cyclical in nature and its market is affected by fluctuations in supply and demand in each cycle. These fluctuations have significant effect on the cost of materials and the eventual sales prices of products.

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of Euros, except per share data)

Note 13.	Business Segment Information — (Continued)

The following table presents net sales from continuing operations to external customers by geographic area based on location of the customer.

	2008	2007	2006

Germany	€198,340	€198,575	€154,388
China	131,412	159,553	141,296
Italy	56,487	50,177	60,057
Other European Union countries(1)	133,621	136,434	117,016
Other Asia	65,192	58,242	75,522
North America	78,718	66,229	39,761
Other countries	17,146	26,639	28,586

	680,916	695,849	616,626
Energy revenues	30,971	22,904	20,922
Third party transportation revenues	8,404	8,542	7,351

	€720,291	€727,295	€644,899

(1)	Not including Germany or Italy; includes new entrant countries to the European Union from their time of admission.

The following table presents total long-lived assets from continuing operations by geographic area based on location of the asset.

	2008	2007

Germany	€732,766	€776,839
Canada	161,850	189,277
Other	4,036	4,215

	€898,652	€970,331

In 2008, pulp sales to the Company’s largest customer amounted to 9% (2007 — 7%; 2006 — 9%) of total pulp sales.

Note 14.	Financial Instruments

The fair value of financial instruments at December 31 is summarized as follows:

	2008		2007
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

Cash and cash equivalents	€42,452	€42,452	€84,848	€84,848
Cash, restricted	13,000	13,000	33,000	33,000
Receivables	100,158	100,158	89,890	89,890
Notes receivable	4,171	4,171	9,873	9,873
Accounts payable and accrued expenses	87,517	87,517	87,000	87,000
Debt	820,296	704,901	849,855	845,026
Interest rate derivative contracts — liability	47,112	47,112	21,885	21,885

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of Euros, except per share data)

Note 14.	Financial Instruments — (Continued)

Cash and Debt Instruments

Many of the Company’s transactions are denominated in foreign currencies, primarily the U.S. dollar. As a result of these transactions the Company and its subsidiaries has financial risk that the value of the Company’s financial instruments will vary due to fluctuations in foreign exchange rates.

The carrying value of cash and cash equivalents and accounts payable and accrued expenses approximates the fair value due to the immediate or short-term maturity of these financial instruments. The carrying value of receivables approximates the fair value due to their short-term nature and historical collectability. The fair value of notes receivable was estimated using discounted cash flows at prevailing market rates. The fair value of debt reflects recent market transactions. The fair value of the interest rate derivatives is obtained from dealer quotes, based on current interest rates. These values represent the estimated amount the Company would receive or pay to terminate agreements taking into consideration current interest rates and the creditworthiness of the counterparties.

The Company uses interest rate derivatives to fix the rate of interest on indebtedness under the Stendal loan facilities and sometimes uses foreign exchange derivatives to convert some costs (including currency swaps relating to long-term indebtedness) from Euros to U.S. dollars. As at December 31, 2008, there were only interest rate derivative instruments in place and there were no foreign exchange derivatives outstanding. The interest rate derivative contracts are with the same banks which hold the debt and the Company does not anticipate non-performance by the banks.

	2008	2007	2006

Realized net gain on foreign exchange derivatives	€—	€6,820	€(3,510)

Unrealized net gain (loss) on interest rate derivatives	€(25,228)	€19,470	€37,292
Unrealized net gain (loss) on foreign exchange derivatives	—	(5,933)	72,066

Unrealized net gain (loss) on derivative financial instruments	€(25,228)	€13,537	€109,358

Energy Derivatives

The Company is also subject to price risk for electricity used in its manufacturing operations. During the year, the Company entered into fixed electricity forward sales contracts in connection with the Stendal and Rosenthal mills electricity generation. The Company realized gains of approximately €4,500 (2007 — nil). The Company entered into the electricity forward sales contracts because it saw an opportunity to sell forward at opportunistic rates. Although the Company does not currently have plans to enter into similar transactions, should similar situations present themselves, the Company may enter into similar electricity derivative contracts. As at December 31, 2008, the Company had no outstanding electricity derivative contracts. Gains from energy derivatives are included within “Operating costs” in the Consolidated Statement of Operations.

Interest Rate Derivatives

During 2004, the Company entered into certain variable-to-fixed interest rate swaps in connection with the Stendal mill with respect to an aggregate maximum amount of approximately €612,600 of the principal amount of the indebtedness under the Stendal loan facility. Currently, the aggregate notional amount of these contracts is €523,100 at a fixed interest rate of 5.28% and they mature October 2017 (matching the maturity of the Stendal loan facility). The Company recognized an unrealized loss of €25,228, an unrealized gain of €19,470 and an unrealized gain of €37,292 with respect to these interest rate swaps for the years ended December 31, 2008, 2007 and 2006, respectively.

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of Euros, except per share data)

Note 14.	Financial Instruments — (Continued)

Foreign Exchange Derivatives

The Company did not enter into foreign exchange derivatives in 2008. During 2007, the Company had entered into certain currency swaps with an initial aggregate notional amount of €556,600 and recognized a gain of €6,820. During 2006, the Company entered into and subsequently settled certain currency forward contracts with an initial aggregate notional amount of €nil and recognized a loss of €3,510.

Credit Risk

Concentrations of credit risk on the sale of pulp products are with customers and agents based in Germany, China, Italy and the United States.

FAS 157 — Fair Value Measurements

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

The Company’s derivatives are classified within Level 2 of the valuation hierarchy, as they are traded on the over-the-counter market and are valued using internal models that use, as their basis, readily observable market inputs, such as forward interest rates.

The valuation techniques used by Mercer are based upon observable inputs. Observable inputs reflect market data obtained from independent sources. In addition, the Company considered the risk of non-performance of the obligor, which in some cases reflects the Company’s own credit risk, in determining the fair value of the derivative instruments. The counterparty to the Stendal interest rate swap derivative is a multi-national financial institution. The fair value of the interest rate swaps represents the Company’s exposure on the derivative contracts.

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of Euros, except per share data)

Note 14.	Financial Instruments — (Continued)

The following table presents a summary of the Company’s outstanding financial instruments and their estimated fair values under the hierarchy defined in FAS 157:

Fair value measurements at December 31, 2008 using:

	Quoted prices	Significant
	in active	other	Significant
	markets for	observable	unobservable
	identical assets	inputs	inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total

Assets
Investments held in restricted cash(a)	€6,622	€—	€—	€6,622
Investments(a)	419	—	—	419

Total assets	€7,041	€—	€—	€7,041

Liabilities
Derivatives(b)
— Interest rate swaps	—	47,112	—	47,112

Total liabilities	€—	€47,112	€—	€47,112

(a)	Based on observable market data.
(b)	Based on observable inputs for the liability (interest rates and yield curves observable at specific intervals).

Note 15.	Lease Commitments

Minimum lease payments, primarily for various vehicles, and plant and equipment under capital and non-cancellable operating leases and the present value of net minimum payments at December 31, 2008 were as follows:

	Capital	Operating
	Leases	Leases

2009	€3,419	€2,276
2010	2,740	2,005
2011	2,994	1,398
2012	1,356	953
2013	191	5
Thereafter	1,537	—

Total	€12,237	€6,637

Less imputed interest	(1,642)

Total present value of minimum capitalized payments	10,595
Less current portion of capital lease obligations	(3,435)

Long-term capital lease obligations	€7,160

Rent expense under operating leases was €2,137, €1,908 and €1,453 for 2008, 2007 and 2006, respectively. The current portion of the capital lease obligations is included in accounts payable and accrued expenses and the long-term portion is included in capital leases and other in the Consolidated Balance Sheets.

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of Euros, except per share data)

Note 15.	Lease Commitments — (Continued)

Note 16.	Commitments and Contingencies

At December 31, 2008, the Company recorded a liability for environmental conservation expenditures of approximately €2,739. Management believes the liability amount recorded is sufficient.

The Company is required to pay certain fees based on water consumption levels at its German mills. Unpaid fees can be reduced by the mills’ demonstration of reduced environmental emissions. To the extent that the Company has not agreed with regulatory authorities for fee reductions, a liability for these water charges has been recognized.

The Company maintains industrial land fills on its premises for the disposal of waste, primarily from the mill’s pulp processing activities. The mills have obligations under their land fill permits to decommission these disposal facilities pursuant to the requirements of its local regulations. The balance of the aggregate carrying amount of the asset retirement obligation amounted to approximately €2,182 at December 31, 2008.

During the year, as part of the new Green Energy project for the Celgar mill, the Company entered into a number of contracts for the purchase of a new 48 megawatt condensing turbine-generator set, as well as other related equipment and service commitments. As at December 31, 2008, the value of the contracts committed was approximately €6,800 (C$11.6 million), a majority of which is due to be paid within the next year.

In July 2008, as part of a bleaching project line renewal at the Rosenthal mill, the Company entered into contracts for the purchase of equipment and related services. As at December 31, 2008, the value of the contracts committed was approximately €2,940, of which €2,520 is expected to be paid in 2009, and the remainder in 2010.

The Company had also entered into certain other capital commitments at the Rosenthal mill, none of which are individually material. Commitments under these contracts were approximately €400 at December 31, 2008.

The Company is involved in a property transfer tax dispute with respect to the Celgar mill and certain other legal actions and claims arising in the ordinary course of business. While the outcome of these legal actions and claims cannot be predicted with certainty, it is the opinion of management that the outcome of any such claim which is pending or threatened, either individually or on a combined basis, will not have a material adverse effect on the consolidated financial condition, results of operations or liquidity of the Company.

The Company entered into certain minimum or fixed purchase commitments primarily related to the purchase of raw materials, none of which are individually material, that extend beyond 2009. Commitments under these contracts are approximately €2,800 in 2009. Between 2010 and 2011, commitments total approximately €2,300 and between 2012 and 2013 commitments total approximately €2,100. Total commitments beyond 2013 are approximately €5,800.

Note 17.	Discontinued Operations

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

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of Euros, except per share data)

Note 17.	Discontinued Operations — (Continued)

Condensed earnings from discontinued operations for the year ended December 31 are as follows:

	2008	2007	2006

Revenues	€—	€128	€46,351
Operating (loss) income from discontinued operations	€—	€(142)	€394
Total other expenses	—	(68)	(469)
Loss on disposal of business	—	—	(5,957)

Net loss from discontinued operations	€—	€(210)	€(6,032)

Loss per common share from discontinued operations
— basic	€—	€(0.01)	€(0.18)
— diluted	€—	€(0.01)	€(0.18)

Condensed cash flows from discontinued operations for the year ended December 31 are as follows:

	2008	2007	2006

Cash flows used in operating activities	€—	€(1,519)	€(2,121)
Cash flows from (used in) investing activities	—	1,260	5,944
Cash flows used in financing activities	—	—	(4,158)

Cash flows used in discontinued operations	€—	€(259)	€(335)

Note 18.	Minority Share Purchase

In October 2006, the Company increased its interest in the Stendal mill to 70.6% by acquiring a 7% minority interest therein for approximately €8,100, of which approximately €6,700 was paid by a note. The purchase price of approximately €8,100 was allocated to property, plant and equipment.

Note 19.	Subsequent Events

On January 23, 2009, the Company was granted a one-year extension pursuant to the terms of the credit agreement with respect to the revolving credit facility at the Celgar mill. The extension carries the same general terms and matures May 10, 2009.

On February 4, 2009, the Company announced that it had reached an agreement with certain lenders to amend its Stendal credit facility (Note 7(a)). The amendment defers approximately €164,000 of scheduled principal payments until the maturity date, September 30, 2017, including approximately €20,000, €26,000 and €21,000 of scheduled principal payments in 2009, 2010 and 2011, respectively. Additionally, the Company is required to make a €10,000 capital contribution to Stendal, and pay amendment fees totaling approximately €3,600. The amendment is subject to customary conditions precedent which are expected to be completed on or before March 15, 2009.

On January 30, 2009, the Celgar mill finalized an electricity purchase agreement with BC Hydro and Power Authority, or “BC Hydro”, British Columbia’s primary public utilities provider, for the sale of electricity from the Celgar Energy Project. Under the agreement, the Celgar mill will supply a minimum of approximately 238,000 Megawatt hours of electrical energy annually to BC Hydro over a 10 year term with deliveries estimated to commence in the first quarter of 2010.

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

collectively referred to as the “Restricted Group”. As at and during the years ended December 31, 2008 and 2007, the Restricted Group was comprised of Mercer International Inc., certain holding subsidiaries and our Rosenthal and Celgar mills. The Restricted Group excludes the Stendal mill and, up to December 31, 2006, the discontinued paper business.

Combined Condensed Balance Sheet — December 31, 2008

	Restricted	Unrestricted		Consolidated
	Group	Subsidiaries	Eliminations	Group

ASSETS
Current
Cash and cash equivalents	€26,176	€16,276	€—	€42,452
Cash, restricted	—	13,000	—	13,000
Receivables	57,258	42,900	—	100,158
Note receivable, current portion	642	—	—	642
Inventories	59,801	38,656	—	98,457
Prepaid expenses and other	2,573	1,619	—	4,192

Total current assets	146,450	112,451	—	258,901
Property, plant and equipment	351,009	530,695	—	881,704
Other	4,425	5	—	4,430
Deferred income tax	18,439	13,227	—	31,666
Due from unrestricted group	55,925	—	(55,925)	—
Note receivable, less current portion	3,529	—	—	3,529

Total assets	€579,777	€656,378	€(55,925)	€1,180,230

LIABILITIES
Current
Accounts payable and accrued expenses	€44,450	€43,067	€—	€87,517
Pension and other post-retirement benefit obligations, current portion	510	—	—	510
Debt, current portion	—	16,500	—	16,500

Total current liabilities	44,960	59,567	—	104,527
Debt, less current portion	289,222	514,574	—	803,796
Due to restricted group	—	55,925	(55,925)	—
Unrealized derivative loss	—	47,112	—	47,112
Pension and other post-retirement benefit obligations	12,846	—	—	12,846
Capital leases and other	7,167	4,100	—	11,267
Deferred income tax	15,403	19,054	—	34,457

Total liabilities	369,598	700,332	(55,925)	1,014,005

SHAREHOLDERS’ EQUITY
Total shareholders’ equity (deficit)	210,179	(43,954)	—	166,225

Total liabilities and shareholders’ equity	€579,777	€656,378	€(55,925)	€1,180,230

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of Euros, except per share data)

Note 20.	Restricted Group Supplemental Disclosure — (Continued)

Combined Condensed Balance Sheet — December 31, 2007

	Restricted	Unrestricted		Consolidated
	Group	Subsidiaries	Eliminations	Group

ASSETS
Current
Cash and cash equivalents	€59,371	€25,477	€—	€84,848
Receivables	37,482	52,408	—	89,890
Note receivable, current portion	589	5,307	—	5,896
Inventories	63,444	40,166	—	103,610
Prepaid expenses and other	3,714	2,301	—	6,015

Total current assets	164,600	125,659	—	290,259
Cash, restricted	—	33,000	—	33,000
Property, plant and equipment	385,569	547,689	—	933,258
Other	5,399	—	—	5,399
Deferred income tax	10,852	6,772	—	17,624
Due from unrestricted group	57,457	—	(57,457)	—
Note receivable, less current portion	3,977	—	—	3,977

Total assets	€627,854	€713,120	€(57,457)	€1,283,517

LIABILITIES
Current
Accounts payable and accrued expenses	€43,621	€43,379	€—	€87,000
Pension and other post-retirement benefit obligations, current portion	493	—	—	493
Debt, current portion	—	34,023	—	34,023

Total current liabilities	44,114	77,402	—	121,516
Debt, less current portion	273,589	542,243	—	815,832
Due to restricted group	—	57,457	(57,457)	—
Unrealized derivative loss	—	21,885	—	21,885
Pension & other post-retirement benefit obligations	19,983	—	—	19,983
Capital leases and other	7,033	1,966	—	8,999
Deferred income tax	4,553	14,087	—	18,640

Total liabilities	349,272	715,040	(57,457)	1,006,855

SHAREHOLDERS’ EQUITY
Total shareholders’ equity (deficit)	278,582	(1,920)	—	276,662

Total liabilities and shareholders’ equity	€627,854	€713,120	€(57,457)	€1,283,517

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of Euros, except per share data)

Note 20.	Restricted Group Supplemental Disclosure — (Continued)

Combined Condensed Statement of Operations — December 31, 2008

	Restricted	Unrestricted		Consolidated
	Group	Subsidiaries	Eliminations	Group

Revenues	€413,088	€307,203	€—	€720,291

Operating costs	369,923	257,010	—	626,933
Operating depreciation and amortization	28,589	26,895	—	55,484
Selling, general and administrative expenses	17,406	12,752	—	30,158
(Sale) purchase of emission allowances	(433)	(5,180)	—	(5,613)

Operating income from continuing operations	(2,397)	15,726	—	13,329

Other income (expense)
Interest expense	(27,027)	(43,117)	4,388	(65,756)
Investment income (loss)	6,834	(3,620)	(4,388)	(1,174)
Derivative financial instruments, net	—	(25,228)	—	(25,228)
Foreign exchange gain on debt	(4,114)	(120)	—	(4,234)

Total other income (expense)	(24,307)	(72,085)	—	(96,392)

Income (loss) before income taxes and minority interest from continuing operations	(26,704)	(56,359)	—	(83,063)
Income tax benefit (provision)
Current	(264)	(237)	—	(501)
Deferred	(3,464)	1,488	—	(1,976)

Income (loss) before minority interest from continuing operations	(30,432)	(55,108)	—	(85,540)
Minority interest	—	13,075	—	13,075

Net income (loss) from continuing operations	(30,432)	(42,033)	—	(72,465)

Net income (loss)	€(30,432)	€(42,033)	€—	€(72,465)

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of Euros, except per share data)

Note 20.	Restricted Group Supplemental Disclosure — (Continued)

Combined Condensed Statement of Operations — December 31, 2007

	Restricted	Unrestricted		Consolidated
	Group	Subsidiaries	Eliminations	Group

Revenues	€410,369	€316,926	€—	€727,295

Operating costs	328,954	246,284	—	575,238
Operating depreciation and amortization	28,661	27,739	—	56,400
Selling, general and administrative expenses	17,650	13,064	—	30,714
(Sale) purchase of emission allowances	(1,566)	(3,077)	—	(4,643)

Operating income from continuing operations	36,670	32,916	—	69,586

Other income (expense)
Interest income (expense)	(28,472)	(46,653)	3,725	(71,400)
Investment income	5,303	2,875	(3,725)	4,453
Derivative financial instruments, net	—	20,357	—	20,357
Foreign exchange gain on debt	10,629	329	—	10,958

Total other income (expense)	(12,540)	(23,092)	—	(35,632)

Income (loss) before income taxes and minority interest from continuing operations	24,130	9,824	—	33,954
Income tax benefit (provision)
Current	(1,394)	(776)	—	(2,170)
Deferred	(5,034)	(3,110)	—	(8,144)

Income (loss) before minority interest from continuing operations	17,702	5,938	—	23,640
Minority interest	—	(1,251)	—	(1,251)

Net income (loss) from continuing operations	17,702	4,687	—	22,389
Net income (loss) from discontinued operations	(210)	—	—	(210)

Net income (loss)	€17,492	€4,687	€—	€22,179

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of Euros, except per share data)

Note 20.	Restricted Group Supplemental Disclosure — (Continued)

Combined Condensed Statement of Operations — December 31, 2006

	Restricted	Unrestricted		Consolidated
	Group	Subsidiaries	Eliminations	Group

Revenues	€368,016	€276,883	€—	€644,899

Operating costs	287,867	189,659	—	477,526
Operating depreciation and amortization	27,819	28,015	—	55,834
Selling, general and administrative expenses	22,861	11,783	—	34,644
(Sale) purchase of emission allowances	(4,933)	(10,676)	—	(15,609)

Operating income from continuing operations	34,402	58,102	—	92,504

Other income (expense)
Interest income (expense)	(34,354)	(61,137)	3,560	(91,931)
Investment income	5,316	4,334	(3,560)	6,090
Derivative financial instruments, net	—	105,848	—	105,848
Foreign exchange gain on debt	15,245	—	—	15,245

Total other income (expense)	(13,793)	49,045	—	35,252

Income (loss) before income taxes and minority interest from continuing operations	20,609	107,147	—	127,756
Income tax benefit (provision)
Current	(290)	(294)	—	(584)
Deferred	(10,968)	(45,891)	—	(56,859)

Income (loss)before minority interest from continuing operations	9,351	60,962	—	70,313
Minority interest	—	(1,071)	—	(1,071)

Net income (loss) from continuing operations	9,351	59,891	—	69,242
Net income (loss) from discontinued operations	—	(6,032)	—	(6,032)

Net income (loss)	€9,351	€53,859	€—	€63,210

Note 20.  Restricted Group Supplemental Disclosure — (Continued)

SUPPLEMENTARY FINANCIAL INFORMATION (UNAUDITED)
Quarterly Financial Data
(In thousands of Euros, except per share amounts)

	Quarter Ended
	March 31	June 30	September 30	December 31

2008
Revenues	€186,816	€176,651	€184,828	€171,996
Gross profit	18,643	6,216	9,854	(21,384)
Income (loss) before extraordinary items and cumulative effect of a change in accounting from continuing operations	2,869	871	(17,173)	(59,032)
Income (loss) before extraordinary items and cumulative effect of a change in accounting from continuing operations, per share*	0.08	0.02	(0.47)	(1.63)
Net income (loss) from discontinued operations	—	—	—	—
Net income (loss)	2,869	871	(17,173)	(59,032)
Net income (loss) per share*	0.08	0.02	(0.47)	(1.63)

2007
Revenues	€175,773	€182,401	€195,734	€173,387
Gross profit	14,477	10,943	21,457	22,709
Income before extraordinary items and cumulative effect of a change in accounting from continuing operations	1,093	3,340	10,706	7,250
Income before extraordinary items and cumulative effect of a change in accounting from continuing operations, per share*	0.03	0.09	0.26	0.18
Net income (loss) from discontinued operations	(7)	(181)	(10)	(12)
Net income (loss)	1,086	3,159	10,696	7,238
Net income (loss) per share*	0.03	0.09	0.26	0.18

*	On a diluted basis

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mercer International Inc.

Dated: March 2, 2009	By: /s/ Jimmy S.H. Lee Jimmy S.H. Lee Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Jimmy S.H. Lee Jimmy S.H. Lee Chairman, Chief Executive Officer and Director	Date: March 2, 2009

/s/ David M. Gandossi David M. Gandossi Secretary, Executive Vice President, Chief Financial Officer and Principal Accounting Officer	Date: March 2, 2009

/s/ Kenneth A. Shields Kenneth A. Shields Director	Date: March 2, 2009

/s/ Eric Lauritzen Eric Lauritzen Director	Date: March 2, 2009

/s/ William D. McCartney William D. McCartney Director	Date: March 2, 2009

/s/ Graeme A. Witts Graeme A. Witts Director	Date: March 2, 2009

/s/ Guy W. Adams Guy W. Adams Director	Date: March 2, 2009

/s/ George Malpass George Malpass Director	Date: March 2, 2009

EXHIBIT INDEX

Exhibit
No.		Description of Exhibit

1.1		Underwriting Agreement dated February 8, 2005 between Mercer International Inc. and RBC Capital Markets Corporation, on behalf of itself and CIBC World Markets Corp., Raymond James & Associates, Inc. and D.A. Davidson & Co. Incorporated by reference from Form 8-K dated February 10, 2005
1.2		Underwriting Agreement dated February 8, 2005 among Mercer International Inc. and RBC Capital Markets Corporation and Credit Suisse First Boston LLC, on behalf of themselves and CIBC World Markets Corp. Incorporated by reference from Form 8-K dated February 10, 2005
2.1		Agreement and Plan of Merger among Mercer International Inc., Mercer International Regco Inc. and Mercer Delaware Inc. dated December 14, 2005. Incorporated by reference to the Proxy Statement/Prospectus filed on December 15, 2005
3.1		Articles of Incorporation of the Company, as amended. Incorporated by reference from Form 8-A dated March 1, 2006
3.2		Bylaws of the Company. Incorporated by reference from Form 8-A dated March 1, 2006
4.1		Indenture dated as of October 10, 2003 between Mercer International Inc. and Wells Fargo Bank Minnesota, N.A. Incorporated by reference from Form 8-K dated October 15, 2003
4.2		Indenture dated as of December 10, 2004 between Mercer International Inc. and Wells Fargo Bank, N.A. Incorporated by reference from Form S-3 filed December 10, 2004
4.3		First Supplemental Indenture dated February 14, 2005 to Indenture dated December 10, 2004 between Mercer International Inc. and Wells Fargo Bank, N.A. Incorporated by reference from Form 8-K dated February 17, 2005
10.1		Project Financing Facility Agreement dated August 26, 2002 between Zellstoff Stendal GmbH and Bayerische Hypo-und Vereinsbank AG, as amended by Amendment, Restatement and Undertaking Agreement dated February 3, 2009.
10.2		Shareholders’ Undertaking Agreement dated August 26, 2002 among Mercer International Inc., Stendal Pulp Holdings GmbH, RWE Industrie-Lösungen GmbH, AIG Altmark Industrie AG and FAHR Beteiligungen AG and Zellstoff Stendal GmbH and Bayerische Hypo-und Vereinsbank AG. Incorporated by reference from Form 8-K dated September 10, 2002
10	.3*	Shareholders’ Agreement dated August 26, 2002 among Zellstoff Stendal GmbH, Stendal Pulp Holdings GmbH, RWE Industrie-Lösungen GmbH and FAHR Beteiligungen AG
10	.4*	Contract for the Engineering, Design, Procurement, Construction, Erection and Start-Up of a Kraft Pulp Mill between Zellstoff Stendal GmbH and RWE Industrie-Lösungen GmbH dated August 26, 2002. Certain non-public information has been omitted from the appendices to Exhibit 10.16 pursuant to a request for confidential treatment filed with the SEC. Such non-public information was filed with the SEC on a confidential basis. The SEC approved the request for confidential treatment in January 2004
10	.5*	Form of Trustee’s Indemnity Agreement between Mercer International Inc. and its Trustees
10.6		Employment Agreement dated for reference August 7, 2003 between Mercer International Inc. and David Gandossi. Incorporated by reference from Form 8-K dated August 11, 2003
10.7		Employment Agreement effective as of April 28, 2004 between Mercer International Inc. and Jimmy S.H. Lee. Incorporated by reference from Form 8-K dated April 28, 2004
10.8		2004 Stock Incentive Plan. Incorporated by reference from Form S-8 dated June 15, 2004
10.9		Asset Purchase Agreement by and among Mercer International Inc., 0706906 B.C. Ltd. and KPMG Inc., as receiver of all of the assets and undertakings of Stone Venepal (Celgar) Pulp Inc. dated November 22, 2004. Incorporated by reference from Form 8-K dated November 23, 2004
10.10		Revolving Credit Facility Agreement dated February 9, 2005 among D&Z Holding GmbH, Zellstoff-und Papierfabrik Rosenthal GmbH & Co. KG, ZPR Beteiligungs GmbH and Bayerische Hypo-und Vereinsbank AG. Incorporated by reference from Form 8-K dated February 17, 2005

Exhibit
No.		Description of Exhibit

10.11		Shareholders’ Undertaking Agreement dated February 9, 2005 relating to Revolving Credit Facility Agreement. Incorporated by reference from Form 8-K dated February 17, 2005
10.12		Revolving Term Credit Facility dated for reference May 19, 2006 among Zellstoff Celgar Limited Partnership, as borrower, and the lenders from time to time parties thereto, as lenders and CIT Business Credit Canada Inc., as agent. Incorporated by reference from Form 8-K dated May 30, 2006
10.13		Employment Agreement dated October 2, 2006 between Stendal Pulp Holding GmbH and Wolfram Ridder. Incorporated by reference from Form 8-K dated October 2, 2006
10.14		Employment Agreement effective October 16, 2006 between Mercer International Inc. and David Ure dated September 22, 2006. Incorporated by reference from Form 8-K dated October 13, 2006
10.15		Employment Agreement effective September 25, 2006 between Mercer International Inc. and Claes-Inge Isacson dated December 5, 2008
10.16		Employment Agreement effective September 1, 2005 between Mercer International Inc. and Leonhard Nossol dated August 18, 2005. Incorporated by reference from Form 10-Q dated May 6, 2008
10	.17***	Electricity Purchase Agreement effective January 27, 2009 between Zellstoff Celgar Limited Partnership and British Columbia Hydro and Power Authority
14		Code of Business Conduct and Ethics. Incorporated by reference from the definitive proxy statement on Schedule 14A dated August 11, 2003
99.1		Exchange Agreement dated December 4, 2006 between Mercer International Inc. and Nisswa Master Fund Ltd. Incorporated by reference from Form 8-K dated December 5, 2006
99.2		Exchange Agreement dated December 4, 2006 between Mercer International Inc. and CC Arbitrage Ltd. Incorporated by reference from Form 8-K dated December 5, 2006
99.3		Audit Committee Charter. Incorporated by reference from the definitive proxy statement on Schedule 14A dated April 28, 2005
99.4		Governance and Nominating Committee Charter. Incorporated by reference from the definitive proxy statement on Schedule 14A dated April 28, 2004
21		List of Subsidiaries of Registrant
23.1		Consent of Independent Registered Chartered Accountants — PricewaterhouseCoopers LLP
23.2		Consent of Independent Registered Chartered Accountants — Deloitte & Touche LLP
31.1		Section 302 Certificate of Chief Executive Officer
31.2		Section 302 Certificate of Chief Financial Officer
32	.1**	Section 906 Certificate of Chief Executive Officer
32	.2**	Section 906 Certificate of Chief Financial Officer

*	Filed in Form 10-K for prior years.

**	In accordance with Release 33-8212 of the Commission, these Certifications: (i) are “furnished” to the Commission and are not “filed” for the purposes of liability under the Securities Exchange Act of 1934, as amended; and (ii) are not to be subject to automatic incorporation by reference into any of the Company’s registration statements filed under the Securities Act of 1933, as amended for the purposes of liability thereunder or any offering memorandum, unless the Company specifically incorporates them by reference therein.

***	Pursuant to 17 CFR 240.24b-2, Confidential Information has been omitted and filed separately with the Commission pursuant to a confidential treatment application filed with the Commission.