Form 10-Q
period 2009-03-31
MERCER INTERNATIONAL INC.
filed 2009-05-01
CIK 1333274

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
The Registrant had 36,422,487 shares of common stock outstanding as at April 30, 2009.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
MERCER INTERNATIONAL INC.
INTERIM CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009
(Unaudited)
QUARTERLY REPORT — PAGE 2

MERCER INTERNATIONAL INC.
INTERIM CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands of Euros)

	March 31,	December 31,
	2009	2008
ASSETS
Current assets
Cash and cash equivalents	€41,236	€42,452
Cash, restricted	3,531	13,000
Receivables	80,943	100,158
Inventories (Note 4)	89,761	98,457
Prepaid expenses and other	3,085	4,834

Total current assets	218,556	258,901

Long-term assets
Property, plant and equipment	879,300	881,704
Investments (Note 9)	71	419
Deferred note issuance and other costs	8,852	4,011
Deferred income tax	3,231	3,036
Note receivable, less current portion	3,531	3,529

	894,985	892,699

Total assets	€1,113,541	€1,151,600

LIABILITIES
Current liabilities
Accounts payable and accrued expenses	€81,575	€87,517
Pension and other post-retirement benefit obligations, current portion	520	510
Debt, current portion (Note 5)	26,500	16,500

Total current liabilities	108,595	104,527

Long-term liabilities
Debt, less current portion (Note 5)	838,556	837,918
Unrealized interest rate derivative losses (Note 6)	62,125	47,112
Pension and other post-retirement benefit obligations (Note 7)	12,980	12,846
Capital leases and other	9,877	11,267
Deferred income tax	3,023	5,827

	926,561	914,970

Total liabilities	1,035,156	1,019,497

EQUITY
Shareholders’ equity
Share capital (Note 8)	202,844	202,844
Paid-in capital	(5,897)	299
Retained earnings (deficit)	(74,396)	(35,046)
Accumulated other comprehensive loss	(6,944)	(1,872)

Total shareholders’ equity	115,607	166,225

Noncontrolling interest (deficit) (Note 10)	(37,222)	(34,122)

Total equity	78,385	132,103

Total liabilities and equity	€1,113,541	€1,151,600

Commitments and Contingencies (Note 11)
The accompanying notes are an integral part of these interim consolidated financial statements.
QUARTERLY REPORT — PAGE 3

MERCER INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands of Euros, except per share data)

	Three Months Ended
	March 31,
	2009	2008
Revenues
Pulp revenue	€129,033	€179,101
Energy revenue	10,539	7,715

	139,572	186,816

Costs and expenses
Operating costs	131,997	147,156
Operating depreciation and amortization	13,401	14,121

	(5,826)	25,539
Selling, general and administrative expenses	7,145	6,896
(Sale) purchase of emission allowances	(558)	—

Operating income (loss)	(12,413)	18,643

Other income (expense)
Interest expense	(16,549)	(16,620)
Investment income (loss)	(3,202)	310
Foreign exchange gain (loss) on debt	(4,416)	6,031
Unrealized gain (loss) on derivative instruments (Note 6)	(15,013)	(7,850)

Total other income (expense)	(39,180)	(18,129)

Net income (loss) before income taxes	(51,593)	514
Income tax benefit (provision) — current	(49)	376
— deferred	3,031	(1,204)

Net income (loss)	(48,611)	(314)
Less: net loss attributable to noncontrolling interest	9,261	3,183

Net income (loss) attributable to common shareholders	(39,350)	2,869

Retained earnings (deficit), beginning of period	(35,046)	37,419

Retained earnings (deficit), end of period	€(74,396)	€40,288

Net income (loss) per share attributable to common shareholders (Note 3):
Basic	€(1.08)	€0.08

Diluted	€(1.08)	€0.08

The accompanying notes are an integral part of these interim consolidated financial statements.
QUARTERLY REPORT — PAGE 4

MERCER INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands of Euros)

	Three Months Ended
	March 31,
	2009	2008
Net income (loss)	€(48,611)	€(314)

Other comprehensive income (loss):
Foreign currency translation adjustment	(5,386)	(10,104)
Unrealized gains (losses) on securities arising during the period	314	(25)

Other comprehensive income (loss)	(5,072)	(10,129)

Total comprehensive income (loss)	(53,683)	(10,443)

Comprehensive loss attributable to noncontrolling interest	9,261	3,183

Comprehensive income (loss) attributable to common shareholders	€(44,422)	€(7,260)

The accompanying notes are an integral part of these interim consolidated financial statements.
QUARTERLY REPORT — PAGE 5

MERCER INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands of Euros)

	Three Months Ended
	March 31,
	2009	2008
Cash flows from (used in) operating activities:
Net income (loss) attributable to common shareholders	€(39,350)	€2,869
Adjustments to reconcile net income (loss) attributable to common shareholders to cash flows from operating activities
Unrealized (gain) loss on derivative instruments	15,013	7,850
Foreign exchange (gain) loss on debt	4,416	(6,031)
Loss (gain) on sale of assets	(59)	(1,022)
Operating depreciation and amortization	13,401	14,121
Non-operating amortization	66	71
Noncontrolling interest	(9,261)	(3,183)
Deferred income taxes	(3,031)	1,204
Stock compensation expense	(33)	146
Pension and other post-retirement expense	331	515
Pension and other post-retirement benefit funding	(347)	(449)
Inventory provisions	4,587	—
Other	424	(57)
Changes in current assets and liabilities
Receivables	20,409	(3,833)
Inventories	6,119	706
Accounts payable and accrued expenses	(6,781)	(11,380)
Other	(5,102)	2,097

Net cash from (used in) operating activities	802	3,624

Cash flows from (used in) investing activities:
Purchase of property, plant and equipment	(7,706)	(3,002)
Proceeds on sale of property, plant and equipment	129	960
Cash, restricted	9,469	—
Notes receivable	121	—

Net cash from (used in) investing activities	2,013	(2,042)

Cash flows from (used in) financing activities:
Repayment of notes payable and debt	(13,800)	(16,891)
Repayment of capital lease obligations	(682)	(638)
Proceeds from borrowings of notes payable and debt	10,000	—

Net cash from (used in) financing activities	(4,482)	(17,529)

Effect of exchange rate changes on cash and cash equivalents	451	834

Net increase (decrease) in cash and cash equivalents	(1,216)	(15,113)
Cash and cash equivalents, beginning of period	42,452	84,848

Cash and cash equivalents, end of period	€41,236	€69,735

The accompanying notes are an integral part of these interim consolidated financial statements.
QUARTERLY REPORT — PAGE 6

MERCER INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited)
(In thousands of Euros)

	Three Months Ended
	March 31,
	2009	2008
Supplemental disclosure of cash flow information:
Cash paid (received) during the period for:
Interest	€28,258	€26,486
Income taxes	29	14
Supplemental schedule of non-cash investing and financing activities:
Acquisition of production and other equipment under capital lease obligations	€36	€2,722
Increase (decrease) in accounts payable relating to investing activities	461	—
The accompanying notes are an integral part of these interim consolidated financial statements.
QUARTERLY REPORT — PAGE 7

MERCER INTERNATIONAL INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands of Euros, except per share data)
Note 1. The Company and Summary of Significant Accounting Policies
Basis of Presentation
The interim consolidated financial statements contained herein include the accounts of Mercer International Inc. (“Mercer Inc.”) and its wholly-owned and majority-owned subsidiaries collectively (the “Company”). The Company’s shares of common stock are quoted and listed for trading on the NASDAQ Global Market and the Toronto Stock Exchange, respectively.
The interim consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). The year-end consolidated balance sheet data was derived from audited financial statements. The footnote disclosure included herein has been prepared in accordance with accounting principles generally accepted for interim financial statements in the United States (“GAAP”). The interim consolidated financial statements should be read together with the audited consolidated financial statements and accompanying notes included in the Company’s latest annual report on Form 10-K for the fiscal year ended December 31, 2008. In the opinion of the Company, the unaudited interim consolidated financial statements contained herein contain all adjustments necessary to fairly present the results of the interim periods included. The results for the periods included herein may not be indicative of the results for the entire year.
The Company has three operating pulp mills that are aggregated into one reportable business segment, market pulp. Accordingly the results presented are those of the reportable business segment.
Certain prior year amounts in the unaudited interim consolidated financial statements have been reclassified to conform to the current year presentation.
In these interim consolidated financial statements, unless otherwise indicated, all amounts are expressed in Euros (“€”). The term “U.S. dollars” and the symbol “$” refer to United States dollars. The symbol “C$” refers to Canadian dollars.
Use of Estimates
Preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant management judgment is required in determining the accounting for, among other things, the accounting for doubtful accounts and reserves, depreciation and amortization, future cash flows associated with impairment testing for long-lived assets, derivative financial instruments, environmental conservation and legal liabilities, asset retirement obligations, pensions and post-retirement benefit obligations, income taxes, contingencies, and inventory obsolescence and provisions. Actual results could differ from these estimates, and changes in these estimates are recorded when known.
QUARTERLY REPORT — PAGE 8

MERCER INTERNATIONAL INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands of Euros, except per share data)
Note 1. The Company and Summary of Significant Accounting Policies (continued)
Recently Implemented Accounting Standards
In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB 51 (“FAS 160”). FAS 160 establishes accounting and reporting standards for entities that have equity investments that are not attributable directly to the parent, called noncontrolling interests or minority interests. Additionally, FAS 160 states where and how to report noncontrolling interests in the consolidated statements of financial position and operations, how to account for changes in noncontrolling interests and provides disclosure requirements. The provisions of FAS 160 are effective for fiscal years beginning on or after December 15, 2008. The Company adopted FAS 160 on January 1, 2009 and amended its presentation and disclosure accordingly. See Note 10 — Noncontrolling Interest.
In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), Business Combinations (“FAS 141(R)”). FAS 141(R) establishes how an entity accounts for identifiable assets acquired, liabilities assumed, and any noncontrolling interests acquired, how to account for goodwill acquired and determines what disclosures are required as part of a business combination. FAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company adopted FAS 141(R) on January 1, 2009, and the adoption had no impact on the Company’s financial statements or disclosures.
In February 2008, the FASB Staff issued FASB Staff Position FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”), which defers the effective date of Financial Accounting Standards No. 157, Fair Value Measurements (“FAS 157”), for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. FSP 157-2 defers the effective date of FAS 157 to fiscal years beginning after November 15, 2008, for items within the scope of FSP 157-2. The Company adopted FSP 157-2 on January, 2009. The adoption of FSP 157-2 did not have a material impact on the Company’s financial statement disclosures.
In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities (“FAS 161”). FAS 161 requires enhanced disclosures about how and why companies use derivatives, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. The provisions of FAS 161 are effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company adopted FAS 161 effective January 1, 2009, see Note 6 — Derivative Transactions.
QUARTERLY REPORT — PAGE 9

MERCER INTERNATIONAL INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands of Euros, except per share data)
Note 1. The Company and Summary of Significant Accounting Policies (continued)
In April 2008, the FASB issued FASB Staff Position No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets (“FAS 142”). FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company adopted FSP 142-3 on January 1, 2009, the impact of which was not material.
In May 2008, the FASB issued FASB Staff Position APB 14-1 Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Settlement) (“FSP 14-1”). FSP 14-1 states that convertible debt instruments that are within its scope are required to be separated into both a debt component and an equity component. In addition, any debt discount is to be accreted to interest expense over the expected life of the debt. The provisions of FSP 14-1 are effective for financial statements issued for fiscal years beginning after December 15, 2008, and implementation is generally required to be retrospective. The adoption of FSP 14-1 on January 1, 2009 had no impact on the Company’s financial statements or disclosures.
New Accounting Standards
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
In December 2008, the FASB issued FASB Staff Position No. 132 (R)-1, Employers’ Disclosures about Pensions and Other Postretirement Benefits (“FSP 132(R)-1”). FSP 132(R)-1 provides guidance on an employer’s (sponsor’s) disclosures about plan assets of a defined benefit pension or other postretirement plan and requires disclosures about fair value measurements of plan assets. FSP 132(R)-1 is effective for financial statements issued for fiscal years ending after December 15, 2009, and implementation is required to be prospective. Earlier application of the provisions in FSP 132(R)-1 is permitted. The Company is in the process of determining the impact, if any, the adoption of FSP 132(R)-1 will have on its financial statements and disclosures.
QUARTERLY REPORT — PAGE 10

MERCER INTERNATIONAL INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands of Euros, except per share data)
Note 1. The Company and Summary of Significant Accounting Policies (continued)
In April 2009, the FASB issued FASB Staff Position No. 107-1, Interim Disclosures about Fair Value of Financial Instruments (“FAS FSP 107-1”). FAS FSP 107-1 amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FAS FSP 107-1 also amends APB Opinion No. 28, Interim Financial Reporting, to require disclosures in summarized financial information at interim reporting periods. The provisions of FAS FSP 107-1 are effective for interim periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The Company is in the process of determining the impact, if any, the adoption of FAS FSP 107-1 will have on the disclosures in the financial statements.
Note 2. Stock-Based Compensation
The Company had a non-qualified stock option plan which provides for options to be granted to officers and employees to acquire a maximum of 3,600,000 common shares including options for 130,000 shares to directors who are not officers or employees. This plan expired in 2008 but unexercised options that were previously granted under this plan remain outstanding. The Company also has a stock incentive plan which provides for options, stock appreciation rights and restricted shares to be awarded to employees and outside directors to a maximum of 1,000,000 common shares. During the first quarter of 2008, the Company implemented a new form of stock-based compensation called performance stock under its existing stock incentive plan.
Performance Stock
Grants of performance stock comprise rights to receive stock at a future date that are contingent on the Company and the grantee achieving certain performance objectives. During the three months ended March 31, 2009, potential stock based performance awards totaled 530,623 shares, which vest on December 31, 2010. Expense for the three month periods ended March 31, 2009 and 2008 was €(59) and €nil, respectively.
The fair value of performance stock is determined based upon the number of shares awarded and the quoted price of the Company’s stock. Performance stock generally cliff vest three years from the award date. As of March 31, 2009, no performance stock had vested. During the three month period ended March 31, 2009, 39,991 performance stock was cancelled due to a departure of an employee.
QUARTERLY REPORT — PAGE 11

MERCER INTERNATIONAL INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands of Euros, except per share data)
Note 2. Stock-Based Compensation (continued)
Restricted Stock
The fair value of restricted stock is determined based upon the number of shares granted and the quoted price of the Company’s stock on the date of grant. Restricted stock generally vests over two years. Expense is recognized on a straight-line basis over the vesting period. Expense recognized for the three months ended March 31, 2009 and 2008 were €26 and €49, respectively.
As at March 31, 2009, the total remaining unrecognized compensation cost related to restricted stock amounted to approximately €20 (2008 – €58), which will be amortized over their remaining vesting period.
During the three month period ended March 31, 2009, no restricted stock awards were granted (2008 – nil). There were nil restricted stock awards cancelled during the three month period ended March 31, 2009 (2008 – nil).
As at March 31, 2009, the total number of restricted stock awards outstanding was 232,685, of which 21,000 had not vested.
Stock Options
During the three month periods ended March 31, 2009 and 2008, no options were exercised, cancelled or expired.
Note 3. Net Income (Loss) Per Share Attributable to Common Shareholders

	Three Months Ended
	March 31,
	2009	2008
Net income (loss) attributable to common shareholders — basic	€(39,350)	€2,869
Interest on convertible notes, net of tax	€—	€—

Net income (loss) attributable to common shareholders — diluted	€(39,350)	€2,869

Net income (loss) per share attributable to common shareholders:
Basic	€(1.08)	€0.08

Diluted	€(1.08)	€0.08

Weighted average number of common shares outstanding:
Basic (1)	36,285,027	36,285,027
Effect of dilutive instruments:
Stock options and awards	—	151,762
Convertible notes	—	—

Diluted	36,285,027	36,436,789

(1)	The basic weighted average number of shares excludes performance and restricted stock which have been issued, but have not vested as at March 31, 2009.
QUARTERLY REPORT — PAGE 12

MERCER INTERNATIONAL INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands of Euros, except per share data)
Note 3. Net Income (Loss) Per Share Attributable to Common Shareholders (continued)
The calculation of diluted income (loss) per share attributable to common shareholders does not assume the exercise of stock options and awards or the conversion of convertible notes that would have an anti-dilutive effect on earnings per share.
Stock options and awards excluded from the calculation of diluted income (loss) per share attributable to common shareholders because they are anti-dilutive represented 928,334 and 68,334 for the three month periods ended March 31, 2009 and 2008, respectively.
Convertible notes excluded from the calculation of diluted income (loss) per share attributable to common shareholders because they are anti-dilutive represented 8,678,065 for the three month periods ended March 31, 2009 and 2008.
Performance and restricted stock excluded from the calculation of diluted income (loss) per share attributable to common shareholders because they are anti-dilutive represented 369,648 shares (2008 – nil).
Note 4. Inventories

	March 31, 2009	December 31, 2008
Raw materials	€26,463	€38,225
Finished goods	40,857	37,881
Work in process and other	22,441	22,351

	€89,761	€98,457

Note 5. Debt
Certain of the Company’s debt agreements were issued under an indenture which, among other things, restricts its ability and the ability of its restricted subsidiaries to make certain payments. These limitations are subject to other important qualifications and exceptions. As at March 31, 2009, the Company was in compliance with the terms of the indenture.
QUARTERLY REPORT — PAGE 13

MERCER INTERNATIONAL INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands of Euros, except per share data)
Note 5. Debt (continued)
Debt consists of the following:

	March 31,	December
	2009	31, 2008
Note payable to bank, included in a total credit facility of €827,950 to finance the construction related to the Stendal mill (a)	€522,823	€531,073
Senior notes due February 2013, interest at 9.25% accrued and payable semi-annually, unsecured (b)	233,786	222,718
Subordinated convertible notes due October 2010, interest at 8.5% accrued and payable semi-annually (c)	50,720	48,319
Credit agreement with a lender with respect to a revolving credit facility of C$40 million (d)	13,166	18,186
Loan payable to noncontrolling shareholder of the Stendal mill (e) (Note 10)	34,561	34,122
Credit agreement with bank with respect to a revolving credit facility of €40 million (f)	10,000	—

	865,056	854,418
Less: current portion	(26,500)	(16,500)

Debt, less current portion	€838,556	€837,918

The Company made scheduled principal repayments under these facilities of €34,023 in 2008, and €13,800 during the three months ended March 31, 2009. As of March 31, 2009, the principal maturities of debt are as follows:

Matures	Amount
2009	€8,250
2010	87,803
2011	23,167
2012	24,583
2013	273,786
Thereafter	447,467

€865,056

(a)	Note payable to bank, included in a total credit facility of €827,950 to finance the construction related to the Stendal mill, interest at rates varying from Euribor plus 0.90% to Euribor plus 1.50% (rates on amounts of borrowing at March 31, 2009 range from 2.59% to 3.19%), principal due in required installments beginning September 30, 2006 until September 30, 2017, collateralized by the assets of the Stendal mill, and at March 31, 2009, restricted cash amounting to €3,531, with 48% and 32% guaranteed by the Federal Republic of Germany and the State of Saxony-Anhalt, respectively, of up to €500,323 of outstanding principal balance, subject to a debt service reserve account required to pay amounts due in the following twelve months under the terms of the credit facility; payment of dividends is only permitted if certain cash flow requirements are met.
QUARTERLY REPORT — PAGE 14

MERCER INTERNATIONAL INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands of Euros, except per share data)
Note 5. Debt (continued)
On March 13, 2009, the Company finalized an agreement with its lenders to amend its Stendal credit facility. The amendment defers approximately €164,000 of scheduled principal payments until the maturity date, September 30, 2017, including approximately €20,000, €26,000, €21,000 of scheduled principal payments in 2009, 2010, and 2011, respectively. Additionally, the Company made a €10,000 capital contribution to Stendal, and incurred amendment fees totaling approximately €5,800. See Note 10 — Noncontrolling Interest.
(b)	In February 2005, the Company issued $310 million of senior notes due February 2013, which bear interest at 9.25% accrued, are payable semi-annually, and are unsecured. On or after February 15, 2009, the Company may redeem all or a part of the notes at redemption prices (expressed as a percentage of principal amount) equal to 104.63% for the twelve month period beginning on February 15, 2009, 102.31% for the twelve month period beginning on February 15, 2010, and 100.00% beginning on February 15, 2011 and at any time thereafter, plus accrued and unpaid interest.

(c)	As at March 31, 2009, the subordinated convertible notes had approximately $67.3 million of principal outstanding. The subordinated convertible notes are due October 2010, bear interest at 8.5% accrued and payable semi-annually, are convertible at any time by the holder into common shares of the Company at $7.75 per share and are unsecured. The Company may redeem for cash all or a portion of these notes at any time on or after October 15, 2008 at 100% of the principal amount of the notes plus accrued and unpaid interest up to the redemption date. The holders of the convertible notes will have the option to require the Company to purchase for cash all or a portion of the notes not previously redeemed upon a specified change of control at a price equal to 100% of the principal.

(d)	Credit agreement with respect to a revolving credit facility of C$40 million for the Celgar mill, on a three year term. Borrowings under the credit agreement are secured by pulp mill inventory and receivables. Canadian dollar denominated amounts bear interest at bankers acceptance plus 2.25% or Canadian prime plus 0.50%. U.S. dollar denominated amounts bear interest at LIBOR plus 2.25% or U.S. base plus 0.50%. As at March 31, 2009, this facility was drawn by C$22.0 million and was accruing interest at a rate of approximately 2.99%. The credit agreement matures May 19, 2010, but is subject to a one-year extension at the Company’s request.
QUARTERLY REPORT — PAGE 15

MERCER INTERNATIONAL INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands of Euros, except per share data)
Note 5. Debt (continued)
(e)	Loan payable to the noncontrolling shareholder of the Stendal mill bears interest at 7%, and is accrued semi-annually. The loan payable is unsecured, subordinated to all liabilities of the Stendal mill, and is due in 2017.

(f)	Credit agreement with respect to a revolving credit facility of €40,000 for the Rosenthal mill. Borrowings under the credit agreement are secured by pulp mill inventory and receivables. Borrowings under the credit agreement bear interest at Euribor plus 1.55%. As at March 31, 2009, this facility was drawn by €10,000 and was accruing interest at a rate of 3.94%. The credit agreement matures February 15, 2010.
Note 6. Derivative Transactions
The Company adopted FAS 161 effective January 1, 2009. The adoption of FAS 161 resulted in no impact on the Company’s consolidated financial position or results from operations.
The Company is exposed to certain market risks relating to its ongoing business. The Company seeks to manage these risks through internal risk management policies as well from time to time the use of derivatives. Currently, the primary risk managed using derivative instruments is interest rate risk.
During 2004, the Company entered into certain variable-to-fixed interest rate swaps in connection with the Stendal Loan Facility with respect to an aggregate maximum amount of approximately €612,600 of the principal amount of the indebtedness under the Stendal Loan Facility. Under the interest rate swaps, the Company pays a fixed rate and receives a floating rate with the interest payments being calculated on a notional amount. Currently, the aggregate notional amount of these contracts is €523,100 at a fixed interest rate of 5.28% and they mature October 2017 (matching the maturity of the Stendal Loan Facility). The Company effectively converted the Stendal Loan Facility from a variable interest rate loan into a fixed interest rate loan, thereby reducing interest rate uncertainty.
QUARTERLY REPORT — PAGE 16

MERCER INTERNATIONAL INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands of Euros, except per share data)
Note 6. Derivative Transactions (continued)
The Company recognized an unrealized loss of €15,013 and €7,850, with respect to these interest rate swaps for the three months ended March 31, 2009 and 2008, respectively, in “Unrealized gain (loss) on derivative instruments” in the Consolidated Statement of Operations. Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, requires companies to recognize all derivative instruments at their fair value in the consolidated balance sheet. Accordingly, the fair value of the interest rate swap is presented in “Unrealized interest rate derivative losses” within the long-term liabilities section in the Consolidated Balance Sheet.
The interest rate derivative contracts are with the same banks that hold the Stendal Loan Facility and the Company does not anticipate non-performance by the banks.
Note 7. Pension and Other Post-Retirement Benefit Obligations
Included in pension and other post-retirement benefit obligations are amounts related to the Company’s Celgar and German mills.
The largest component of this obligation is with respect to the Celgar mill which maintains defined benefit pension and post-retirement benefit plans for certain employees (“Celgar Plans”).
Pension benefits are based on employees’ earnings and years of service. The Celgar Plans are funded by contributions from the Company based on actuarial estimates and statutory requirements. Pension contributions for the three month period ended March 31, 2009 and March 31, 2008 totaled €347 and €449, respectively.
The Company anticipates based on actuarial estimates that it will make contributions to the defined benefit pension plan of approximately €858 in 2009.
Effective December 31, 2008, the defined benefit plan was closed to new members. In addition, the defined benefit service accrual ceased on December 31, 2008, and members began to accrue benefits under a new defined contribution plan effective January 1, 2009.

	Three Months Ended March 31,
	2009		2008
		Post-		Post-
	Pension	Retirement	Pension	Retirement
	Benefits	Benefits	Benefits	Benefits
Service cost	€14	€83	€204	€130
Interest cost	370	199	351	207
Expected return on plan assets	(311)	—	(399)	—
Recognized net loss	34	(58)	(1)	21

Net periodic benefit cost	€107	€224	€155	€358

QUARTERLY REPORT — PAGE 17

MERCER INTERNATIONAL INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands of Euros, except per share data)
Note 8. Share Capital
Common shares
The Company has authorized 200,000,000 common shares (2008 — 200,000,000) with a par value of $1 per share. As at March 31, 2009, the Company had 36,422,487 (2008 — 36,422,487) common shares issued and outstanding.
Preferred shares
The Company has authorized 50,000,000 preferred shares (2008 — 50,000,000) with $1 par value issuable in series, of which 2,000,000 shares have been designated as Series A. The preferred shares may be issued in one or more series and with such designations and preferences for each series as shall be stated in the resolutions providing for the designation and issue of each such series adopted by the Board of Directors of the Company. The Board of Directors is authorized by the Company’s articles of incorporation to determine the voting, dividend, redemption and liquidation preferences pertaining to each such series. As at March 31, 2009, no preferred shares had been issued by the Company.
Note 9. Financial Instruments
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
Note 9. Financial Instruments (continued)
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
The valuation techniques used by the Company are based upon observable inputs. Observable inputs reflect market data obtained from independent sources. In addition, the Company considered the risk of non-performance of the obligor, which in some cases reflects the Company’s own credit risk, in determining the fair value of the derivative instruments. The counterparty to our interest rate swap derivative is a multi-national financial institution. The fair value of the interest rate swaps represents the Company’s exposure on the derivative contracts.
The following table presents a summary of the Company’s outstanding financial instruments and their estimated fair values under the hierarchy defined in FAS 157:

	Fair value measurements at March 31, 2009 using:
	Quoted prices in
	active markets for	Significant other	Significant
	identical assets	observable inputs	unobservable inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Investments (a)	€71	€—	€—	€71

Liabilities
Derivatives (b)
- Interest rate swaps	€—	€62,125	€—	€62,125

(a)	Based on observable market data.

(b)	Based on observable inputs for the liability (interest rates and yield curves observable at specific intervals).
QUARTERLY REPORT — PAGE 19

MERCER INTERNATIONAL INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands of Euros, except per share data)
Note 10. Noncontrolling Interest
The Company adopted FAS 160 on January 1, 2009. The adoption of this standard resulted in retrospective presentation and disclosure changes to the December 31, 2008 Consolidated Balance Sheet. These changes are denoted in the table below:
Excerpt from Consolidated Balance Sheet

		Application of new	Revised balance as at
	Balance as at	accounting standard	December 31, 2008
Description	December 31, 2008	(a)	(b)
Long-term liabilities
Debt, less current portion	€803,796	€34,122	€837,918

Total liabilities	985,375	34,122	1,019,497

Equity
Shareholders’ equity
Share capital	202,844	—	202,844
Paid-in capital	299	—	299
Retained earnings (deficit)	(35,046)	—	(35,046)
Accumulated other comprehensive income	(1,872)	—	(1,872)

Total shareholders’ equity	166,225	—	166,225
Noncontrolling interest	—	(34,122)	(34,122)

Total equity	166,225	(34,222)	132,103

Total liabilities and equity	€1,151,600	€—	€1,151,600

(a)	As at December 31, 2008, the cumulative net losses of the Company’s 70.58% subsidiary, the owner and operator of the Stendal mill, which were attributable to the noncontrolling shareholder amounted to €34,122, and were applied to the loans payable to the noncontrolling shareholder. The net obligation reported at December 31, 2008 was €nil. In accordance with FAS 160, the noncontrolling shareholder’s equity interest is required to be reclassified to equity in the Consolidated Balance Sheet. As a result, the Company retrospectively applied this presentation and disclosure requirement.

(b)	Revised balance as at December 31, 2008 represents the Company’s Consolidated Balance Sheet reclassified in accordance with FAS 160.
Commencing January 1, 2009, the Company followed the guidance in FAS 160, and applied any accounting changes on a prospective basis. Pursuant to FAS 160, the noncontrolling shareholder will be attributed its share of losses even if that attribution results in a net deficit balance.
QUARTERLY REPORT — PAGE 20

MERCER INTERNATIONAL INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands of Euros, except per share data)
Note 10. Noncontrolling Interest (continued)
Previously, Stendal mill losses in excess of the noncontrolling shareholder’s equity interest were attributable to the Company. The resulting impact of this change in accounting is the recognition of approximately €8,822 of losses by the noncontrolling shareholder for the three month period ended March 31, 2009. The Company’s net loss attributable to common shareholders for the three month period ended March 31, 2009 would have increased by €8,822, to a net loss of €48,172 had the Company not adopted FAS 160, resulting in an increase in the net loss per share attributable to the common shareholders of €0.24 per share.
On March 13, 2009, the Stendal mill increased its stated capital by €2,582 which diluted the interest held by the noncontrolling shareholder and resulted in a 4.32% increase in the Company’s equity ownership in the Stendal mill from 70.58% to 74.9%. Pursuant to FAS 160, the increase in equity ownership was accounted for as an equity transaction. The carrying amount of the Company’s shareholders’ equity was adjusted to reflect the 4.32% increase of ownership interest in Stendal. As a result, the noncontrolling deficit and the Company’s Additional Paid-in Capital were reduced by €6,161.
The following table highlights the effects of changes in Mercer Inc’s ownership interest in the Stendal mill on the Company’s equity:

Three months ended
Description	March 31, 2009
Net income (loss) attributable to common shareholders	€(39,350)

Transfer (to) from the noncontrolling interest:
Decrease in the Company’s paid-in capital for the acquisition of an additional 4.32% in the Stendal mill	(6,161)

Change from net income (loss) attributable to common shareholders and the transfer (to) from noncontrolling interest	€(45,511)

QUARTERLY REPORT — PAGE 21

MERCER INTERNATIONAL INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands of Euros, except per share data)
Note 11. Commitments and Contingencies
During the year, as part of the new Green Energy project for the Celgar mill, the Company entered into a number of contracts for the purchase of a new 48 megawatt condensing turbine-generator set, as well as other related equipment commitments. As at March 31, 2009, the value of the contracts committed was approximately €13,100 (C$21.9 million).
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
QUARTERLY REPORT — PAGE 22

MERCER INTERNATIONAL INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands of Euros, except per share data)
Note 12. Restricted Group Supplemental Disclosure
The terms of the indenture governing our 9.25% senior unsecured notes require that we provide the results of operations and financial condition of Mercer International Inc. and our restricted subsidiaries under the indenture, collectively referred to as the “Restricted Group”. As at and during the three months ended March 31, 2009 and 2008, the Restricted Group was comprised of Mercer International Inc., certain holding subsidiaries and our Rosenthal and Celgar mills. The Restricted Group excludes the Stendal mill.
Combined Condensed Balance Sheet

	March 31, 2009
	Restricted	Unrestricted		Consolidated
	Group	Subsidiaries	Eliminations	Group
ASSETS
Current assets
Cash and cash equivalents	€28,682	€12,554	€—	€41,236
Cash, restricted	—	3,531	—	3,531
Receivables	42,699	38,244	—	80,943
Inventories	56,979	32,782	—	89,761
Prepaid expenses and other	2,069	1,016	—	3,085

Total current assets	130,429	88,127	—	218,556

Property, plant and equipment	354,777	524,523	—	879,300
Other	3,664	5,259	—	8,923
Deferred income tax	3,231	—	—	3,231
Due from unrestricted group	67,009	—	(67,009)	—
Note receivable, less current portion	3,531	—	—	3,531

Total assets	€562,641	€617,909	€(67,009)	€1,113,541

LIABILITIES
Current liabilities
Accounts payable and accrued expenses	€46,226	€35,349	€—	€81,575
Pension and other post-retirement benefit obligations, current portion	520	—	—	520
Debt, current portion	10,000	16,500	—	26,500

Total current liabilities	56,746	51,849	—	108,595

Debt, less current portion	297,672	540,884	—	838,556
Due to restricted group	—	67,009	(67,009)	—
Unrealized interest rate derivative losses	—	62,125	—	62,125
Pension and other post-retirement benefit obligations	12,980	—	—	12,980
Capital leases and other	6,174	3,703	—	9,877
Deferred income tax	—	3,023	—	3,023

Total liabilities	373,572	728,593	(67,009)	1,035,156

EQUITY
Total shareholders’ equity (deficit)	189,069	(73,462)	—	115,607
Noncontrolling interest (deficit)	—	(37,222)	—	(37,222)

Total liabilities and equity	€562,641	€617,909	€(67,009)	€1,113,541

QUARTERLY REPORT — PAGE 23

MERCER INTERNATIONAL INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands of Euros, except per share data)
Note 12. Restricted Group Supplemental Disclosure (continued)
Combined Condensed Balance Sheet

	December 31, 2008
	Restricted	Unrestricted		Consolidated
	Group	Subsidiaries	Eliminations	Group
ASSETS
Current assets
Cash and cash equivalents	€26,176	€16,276	€—	€42,452
Cash, restricted	—	13,000	—	13,000
Receivables	57,258	42,900	—	100,158
Inventories	59,801	38,656	—	98,457
Prepaid expenses and other	3,215	1,619	—	4,834

Total current assets	146,450	112,451	—	258,901

Property, plant and equipment	351,009	530,695	—	881,704
Other	4,425	5	—	4,430
Deferred income tax	3,036	—	—	3,036
Due from unrestricted group	55,925	—	(55,925)	—
Note receivable, less current portion	3,529	—	—	3,529

Total assets	€564,374	€643,151	€(55,925)	€1,151,600

LIABILITIES
Current liabilities
Accounts payable and accrued expenses	€44,450	€43,067	€—	€87,517
Pension and other post-retirement benefit obligations, current portion	510	—	—	510
Debt, current portion	—	16,500	—	16,500

Total current liabilities	44,960	59,567	—	104,527

Debt, less current portion	289,222	548,696	—	837,918
Due to restricted group	—	55,925	(55,925)	—
Unrealized interest rate derivative losses	—	47,112	—	47,112
Pension and other post-retirement benefit obligations	12,846	—	—	12,846
Capital leases and other	7,167	4,100	—	11,267
Deferred income tax	—	5,827	—	5,827

Total liabilities	354,195	721,227	(55,925)	1,019,497

EQUITY
Total shareholders’ equity (deficit)	210,179	(43,954)	—	166,225
Noncontrolling interest (deficit)	—	(34,122)	—	(34,122)

Total liabilities and equity	€564,374	€643,151	€(55,925)	€1,151,600

QUARTERLY REPORT — PAGE 24

MERCER INTERNATIONAL INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands of Euros, except per share data)
Note 12. Restricted Group Supplemental Disclosure (continued)
Combined Condensed Statements of Operations

	Three Months Ended March 31, 2009
	Restricted	Unrestricted		Consolidated
	Group	Subsidiaries	Eliminations	Group
Revenues	€79,032	€60,540	€—	€139,572

Operating costs	73,316	58,681	—	131,997
Operating depreciation and amortization	6,704	6,697	—	13,401
Selling, general and administrative expenses	4,422	2,165	—	6,587

	84,442	67,543	—	151,985

Operating income (loss)	(5,410)	(7,003)	—	(12,413)

Other income (expense)
Interest expense	(7,302)	(10,356)	1,109	(16,549)
Investment income (loss)	916	(3,009)	(1,109)	(3,202)
Foreign exchange gain (loss) on debt	(4,416)	—	—	(4,416)
Derivative instruments	—	(15,013)	—	(15,013)

Total other income (expense)	(10,802)	(28,378)	—	(39,180)

Net income (loss) before income taxes	(16,212)	(35,381)	—	(51,593)
Income tax benefit (provision)	208	2,774	—	2,982

Net income (loss)	(16,004)	(32,607)	—	(48,611)
Less: net loss attributable to noncontrolling interest	—	9,261	—	9,261

Net income (loss) attributable to common shareholders	€(16,004)	€(23,346)	€—	€(39,350)

	Three Months Ended March 31, 2008
	Restricted	Unrestricted		Consolidated
	Group	Subsidiaries	Eliminations	Group
Revenues	€104,588	€82,228	€—	€186,816

Operating costs	81,142	66,014	—	147,156
Operating depreciation and amortization	7,421	6,700	—	14,121
Selling, general and administrative expenses	3,744	3,152	—	6,896

	92,307	75,866	—	168,173

Operating income (loss)	12,281	6,362	—	18,643

Other income (expense)
Interest expense	(6,712)	(10,867)	959	(16,620)
Investment income (loss)	1,736	(467)	(959)	310
Foreign exchange gain (loss) on debt	6,627	(596)	—	6,031
Derivative instruments	—	(7,850)	—	(7,850)

Total other income (expense)	1,651	(19,780)	—	(18,129)

Net income (loss) before income taxes	13,932	(13,418)	—	514
Income tax benefit (provision)	(2,154)	1,326	—	(828)

Net income (loss)	11,778	(12,092)	—	(314)
Less: net loss attributable to noncontrolling interest	—	3,183	—	3,183

Net income (loss) attributable to common shareholders	€11,778	€(8,909)	€—	€2,869

QUARTERLY REPORT — PAGE 25

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
In this document: (i) unless the context otherwise requires, references to “we”, “our”, “us”, the “Company” or “Mercer” mean Mercer International Inc. and its subsidiaries; (ii) references to “Mercer Inc.” mean the Company excluding its subsidiaries; (iii) information is provided as of March 31, 2009, unless otherwise stated; (iv) all references to monetary amounts are to “Euros”, the lawful currency adopted by most members of the European Union, unless otherwise stated; (v) “€” refers to Euros, “$” refers to U.S. dollars and C$ refers to Canadian dollars; and (vi) “ADMTs” refers to air-dried metric tonnes.
Results of Operations
General
We operate three NBSK pulp mills through our wholly owned subsidiaries, Rosenthal and Celgar, and our 74.9% owned subsidiary, Stendal, which have a consolidated annual production capacity of approximately 1.5 million ADMTs.
The following discussion and analysis of our results of operations and financial condition for the three months ended March 31, 2009 should be read in conjunction with our interim consolidated financial statements and related notes included in this quarterly report, as well as our most recent annual report on Form 10-K for the fiscal year ended December 31, 2008 filed with the SEC.
Current Market Environment
As global economies continue to experience unprecedented volatility and disruption, we faced a very difficult operating environment throughout the first quarter of 2009. During the current quarter we experienced further declines in pulp prices and sustained depressed demand for our product. As we progress into the second quarter of 2009, pulp industry conditions remain challenging. These conditions are beyond our ability to control and may have a significant impact on our business, results of operations, cash flows, ability to meet our debt service obligations and financial position.
QUARTERLY REPORT — PAGE 26

First Quarter Snapshot
Selected production, sales and exchange rate data for the three months ended March 31, 2009 and 2008 is as follows:

	Three Months Ended March 31,
	2009	2008
Pulp Production (‘000 ADMTs)	345.6	360.9
Scheduled Production Downtime (‘000 ADMTs)	—	1.5
Pulp Sales (‘000 ADMTs)	336.7	348.2
Pulp Revenues (in millions)	€129.0	€179.1
NBSK pulp list prices in Europe ($/ADMT)	$585	$880
NBSK pulp list prices in Europe (€/ADMT)	€449	€586
Average pulp sales realizations (€/ADMT)(1)	€377	€510

Energy Production (‘000 MWh)	356.3	364.9
Energy Sales (‘000 MWh)	112.2	114.1
Energy Revenue (in millions)	€10.6	€7.7
Average energy sales realizations (€/MWh)	€94	€68

Average Spot Currency Exchange Rates(2)
€ / $	0.7675	0.6666
C$ / $	1.2453	1.0042
C$ / €	1.6217	1.5057

(1)	List price less discounts and commissions.

(2)	Average Bank of Canada noon spot rates over the reporting period.
Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008
Pulp revenues for the three months ended March 31, 2009 decreased by approximately 28.0% to €129.0 million from €179.1 million in the comparative quarter of 2008 primarily due to the ongoing global economic crisis and its effect on world pulp markets. Revenues from the sale of excess energy increased by approximately 36.6% in the first quarter to €10.6 million from €7.7 million in the same quarter last year due to the higher biomass energy tariffs now in effect under Germany’s Renewable Energy Resources Act.
Pulp sales volume decreased to 336,659 ADMTs in the current quarter compared to 348,176 ADMTs in the comparative period of 2008 primarily due to weaker demand and the effect of credit restrictions on certain of our customers. In the first quarter of 2009, average pulp sales realizations decreased by approximately 26.1% and 13.5% to €377 per ADMT from €510 per ADMT in the same period last year and €436 per ADMT in the fourth quarter of 2008, respectively.
Pulp prices decreased in the first quarter of 2009 as a result of the global recession. List prices for NBSK pulp in Europe were approximately €449 ($585) per ADMT in the current quarter compared to approximately €586 ($880) in the first quarter of 2008 and €456 ($635) at the end of 2008. Partially offsetting the declines in pulp prices has been the stronger U.S. dollar versus the Euro and the Canadian dollar. A stronger U.S. dollar is beneficial to us because, although NBSK pulp is primarily quoted in U.S. dollars, our production costs are principally incurred in Euros and Canadian dollars.
QUARTERLY REPORT — PAGE 27

Pulp production decreased to 345,620 ADMTs in the current quarter from 360,881 ADMTs in the same period of 2008 primarily due to seven days of unscheduled production downtime at our Celgar mill as a result of a temporary railway shutdown due to weather conditions. We took no scheduled maintenance downtime at our mills in the first three months of 2009, compared to one day in the same period last year.
Costs and expenses in the first quarter of 2009 decreased to €152.0 million from €168.2 million in the comparative quarter of 2008.
In the first three months of 2009, operating depreciation and amortization decreased slightly to €13.4 million from €14.1 million in the comparative quarter of 2008.
As a result of continuing weak NBSK markets in the current quarter, we recorded additional non-cash provisions of €3.4 million and €1.2 million against our finished goods and fiber inventories, respectively.
During the first quarter of 2009 certain U.S. pulp producers took advantage of an excise tax credit under the U.S. Internal Revenue Code intended to subsidize companies that sell or use alternative fuel mixtures. The manner in which this alternative fuel tax credit has been applied by U.S. pulp producers is viewed by many as contrary to the legislation’s intent and acts as a subsidy to the U.S. pulp industry.  As a result, the tax credit has the potential to significantly lower the operating costs of otherwise unprofitable producers and complaints have been brought by a number of non-U.S. producers and their respective governments on the basis that the credit provides an uncompetitive advantage to U.S. pulp producers. While the tax credit does not impact us directly, it has the potential of deferring increases in pulp prices that might otherwise be implemented.
On average, and including the effect of the non-cash inventory provision on our fiber inventories, our fiber costs decreased by approximately 10.4% in the first quarter of 2009 from the same period in 2008 due to lower demand. We currently expect fiber prices to level off in the near term due to the effect of the ongoing sawmilling curtailments and harvesting reductions.
We recorded €0.6 million from the sale of emission allowances for the three months ended March 31, 2009, compared to €nil in the comparative quarter of 2008.
For the first quarter of 2009, we recorded an operating loss of €12.4 million compared to operating income of €18.6 million in the comparative quarter of 2008, primarily due to lower price realizations and sales volume resulting from deteriorating market conditions.
Interest expense in the first quarter of 2009 decreased very marginally to €16.5 million from €16.6 million in the comparative quarter of 2008.
In the first three months of 2009 we recorded a loss of €3.2 million on the final disposition of certain investments previously owned by our Stendal mill. Such investments were held in an independently-managed fund created for purposes of investing the debt service reserve account funds under the mill’s project loan facility.
Our Stendal mill recorded an unrealized loss of €15.0 million on our interest rate derivatives during the first quarter of 2009 compared to an unrealized loss of €7.9 million in the same period last year in large part due to the significant decrease in European interest rates.
QUARTERLY REPORT — PAGE 28

A portion of our long-term debt is denominated and repayable in foreign currencies, principally U.S. dollars. In the first quarter of 2009, we recorded an unrealized loss of €4.4 million on our foreign currency denominated debt compared to an unrealized gain of €6.0 million in the same period of 2008.
In the first quarter of 2009, the noncontrolling shareholder’s interest in the Stendal mill’s loss for the period was €9.3 million, compared to €3.2 million in the same quarter last year.
We reported a net loss attributable to common shareholders for the first quarter of 2009 of €39.4 million, or €1.08 per basic and diluted share, which included an aggregate unrealized non-cash loss of €19.4 million of Stendal’s interest rate derivates and foreign exchange losses on our debt. In the first quarter of 2008, we reported net income attributable to common shareholders of €2.9 million, or €0.08 per basic and diluted share.
Operating EBITDA in the first quarter of 2009 was €1.1 million compared to €32.8 million in the three months ended March 31, 2008 and an Operating EBITDA loss of €7.5 million in the fourth quarter of 2008. EBITDA in the current quarter includes non-cash inventory provisions of €4.6 million. Operating EBITDA is defined as operating income (loss) plus depreciation and amortization and non-recurring capital asset impairment charges. Management uses Operating EBITDA as a benchmark measurement of its own operating results, and as a benchmark relative to its competitors. Management considers it to be a meaningful supplement to operating income as a performance measure primarily because depreciation expense and non-recurring capital asset impairment charges are not an actual cash cost, and depreciation expense varies widely from company to company in a manner that management considers largely independent of the underlying cost efficiency of their operating facilities. In addition, we believe Operating EBITDA is commonly used by securities analysts, investors and other interested parties to evaluate our financial performance.
Operating EBITDA does not reflect the impact of a number of items that affect our net income, including financing costs and the effect of derivative instruments. Operating EBITDA is not a measure of financial performance under the accounting principles generally accepted in the United States of America (“GAAP”), and should not be considered as an alternative to net income (loss) attributable to common shareholders or income from operations as a measure of operational performance, nor as an alternative to net cash from operating activities as a measure of liquidity.
Operating EBITDA has significant limitations as an analytical tool, and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are that Operating EBITDA does not reflect: (i) our cash expenditures, or future requirements, for capital expenditures or contractual commitments; (ii) changes in, or cash requirements for, working capital needs; (iii) the significant interest expense, or the cash requirements necessary to service interest or principal payments, on our outstanding debt; (iv) non-controlling interests on our Stendal NBSK pulp mill operations; (v) the impact of realized or marked to market changes in our derivative positions, which can be substantial; and (vi) the impact of impairment charges against our investments or assets. Because of these limitations, Operating EBITDA should only be considered as a supplemental operational performance measure and should not be considered as a measure of liquidity or cash available to us to invest in the growth of our business. See the Statement of Cash Flows set out in our interim consolidated financial statements included herein. Because all companies do not calculate Operating EBITDA in the same manner, Operating EBITDA
QUARTERLY REPORT — PAGE 29

as calculated by us may differ from Operating EBITDA or EBITDA as calculated by other companies. We compensate for these limitations by using Operating EBITDA as a supplemental measure of our operational performance and relying primarily on our GAAP financial statements.
The following table provides a reconciliation of net income (loss) attributable to common shareholders to operating income (loss) and Operating EBITDA for the periods indicated:

	Three Months Ended
	March 31,
	2009	2008
	(in thousands)
Net income (loss) attributable to common shareholders	€(39,350)	€2,869
Net loss attributable to noncontrolling interest	(9,261)	(3,183)
Income taxes (benefits)	(2,982)	828
Interest expense	16,549	16,620
Investment (income) loss	3,202	(310)
Unrealized foreign exchange loss (gain) on debt	4,416	(6,031)
Derivative instruments	15,013	7,850

Operating income (loss)	(12,413)	18,643
Add: Depreciation and amortization	13,467	14,192

Operating EBITDA	€1,054	€32,835

Liquidity and Capital Resources
The following table is a summary of selected financial information for the periods indicated:

	As at	As at
	March 31,	December 31,
	2009	2008
	(in thousands)
Financial Position
Cash and cash equivalents	€41,236	€42,452
Cash, restricted	3,531	13,000
Working capital	109,961	154,374
Property, plant and equipment	879,300	881,704
Total assets	1,113,541	1,151,600
Long-term liabilities	926,561	914,970
Total equity	78,385	132,103
Sources and Uses of Funds
Our principal sources of funds are cash flows from operations, cash on hand, the revolving working capital loan facility for our Celgar mill, or “Celgar Loan Facility”, and the revolving working capital loan facility for our Rosenthal mill, or “Rosenthal Loan Facility”. Our principal uses of funds consist of operating and capital expenditures, payments of principal and interest on the project loan facility relating to our Stendal mill, or “Stendal Loan Facility”, and interest payments on our outstanding senior notes and convertible notes.
As at March 31, 2009, our cash and cash equivalents were €41.2 million, compared to €42.5 million at the end of 2008. We also had €3.5 million of restricted cash in the debt service reserve account under the Stendal Loan Facility and approximately €31.5 million in available undrawn lines of credit.
In the first quarter of 2009, we completed an amendment to the Stendal Loan Facility which has increased Stendal’s liquidity by deferring approximately €164.0 million of principal payments until maturity on September 30, 2017. The deferred amount includes approximately
QUARTERLY REPORT — PAGE 30

€20.0 million, €26.0 million and €21.0 million of scheduled principal payments in 2009, 2010 and 2011, respectively. As part of the amendment we made a capital contribution of €10.0 million to Stendal in the first quarter of 2009.
In the current quarter we also extended the maturity of the Celgar Loan Facility from May 2009 to May 2010 and are currently seeking to extend the maturity of the Rosenthal Loan Facility which is set to mature in February 2010.
The Stendal Loan Facility is provided by a syndicate of eleven financial institutions and the Celgar Loan Facility and Rosenthal Loan Facility are each provided by one financial institution. We have not to date experienced any reductions in credit availability with respect to these loan facilities. However, if any of these financial institutions were to default on their commitment to fund, we could be adversely affected.
In the first quarter of 2009, we continued our efforts to obtain term financing for the “green” energy project at our Celgar mill and are in continuing negotiations with lenders with respect to such financing. While we expect to finalize such financing in the second quarter of 2009, given the current market environment there can be no assurance that we will be able to do so or on terms favorable to us. In the first three months of 2009, capital expenditures related to the Celgar energy project were €4.4 million and we expect project costs to be approximately €24.7 million in the remainder of 2009.
Debt
As at March 31, 2009, the amount outstanding under the Stendal Loan Facility was €522.8 million. We also had approximately C$22.0 million outstanding under the C$40.0 million Celgar Loan Facility and had drawn approximately €10.0 million under the Rosenthal Loan Facility.
Additionally, we have $310.0 million (€233.8 million) in principal amount of our 9.25% senior notes outstanding which mature in February 2013 and for which we pay interest at the rate of 9.25% on February 15 and August 15 of each year. The indenture governing the senior notes does not contain any financial maintenance covenants and there are no scheduled principal payments until maturity.
We also have $67.3 million (€50.7 million) in principal amount of our 8.5% convertible senior subordinated notes which mature in October 2010 for which we pay interest semi-annually on April 15 and October 15 of each year at the rate of 8.5%. The convertible notes also are not subject to any financial maintenance covenants.
Debt Covenants
Our long-term obligations contain various financial tests and covenants customary to these types of arrangements.
The Stendal Loan Facility contains an annual debt service cover ratio which must not fall below 1.1x for the period from December 31, 2011 to December 31, 2013 and 1.2x for the period after January 1, 2014 until maturity on September 30, 2017. The Stendal Loan Facility also contains a permitted leverage ratio of total debt to EBITDA which is effective beginning December 31, 2009. This ratio is set to decline over time from
QUARTERLY REPORT — PAGE 31

13.0x on its effective date to 4.5x on June 30, 2017. Failure to comply with either ratio constitutes an event of default, but may be cured by the shareholders of Stendal with a once-per-fiscal-year ratio deficiency cure by way of a capital contribution or subordinated loan in the amount necessary to cure such deficiency.
Under the Rosenthal Loan Facility, the ratio of net debt to EBITDA must not exceed 3:1 in any 12-month period and there must be a ratio of EBITDA to interest expense equal to or in excess of 1.4:1 for each six month period. Additionally, current assets to current liabilities must equal or exceed 1.1:1.
The Celgar Loan Facility includes a covenant that, for so long as the excess amount under the facility is less than C$8.0 million, then until it becomes equal to or greater than such amount, the Celgar mill must maintain a fixed charge coverage ratio of not less than 1.1:1.0 for each 12-month period.
As at March 31, 2009, we were in full compliance with all of the covenants of our indebtedness.
Cash Flow Analysis
     Cash Flows from Operating Activities. We operate in a cyclical industry and our operating cash flows vary accordingly. Our principal operating cash expenditures are for labor, fiber, chemicals and debt service.
     Operating activities in the first three months of 2009 provided cash of €0.8 million, compared to providing cash of €3.6 million in the same period last year. A decrease in receivables provided cash of €20.4 million in the first quarter of 2009, compared to an increase in receivables using cash of €3.8 million in the first quarter of 2008. A decrease in inventories before non-cash provisions provided cash of €6.1 million in the current quarter, compared to a decrease in inventories that provided cash of €0.7 million in the first quarter of 2008. A decrease in accounts payable and accrued expenses used cash of €6.8 million in the first three months of 2009, compared to a decrease in accounts payable and accrued expenses using cash of €11.4 million in the first three months of 2008.
     Working capital levels fluctuate throughout the year and are affected by maintenance downtime, changing sales patterns, seasonality and the timing of receivables and the payment of payables and expenses.
     Cash Flows from Investing Activities. Investing activities in the first quarter of 2009 provided cash of €2.0 million, compared to using cash of €2.0 million in the same period of 2008. Capital expenditures in the current quarter used cash of €7.7 million compared to €3.0 million in the first quarter of 2008 and were primarily related to the energy project and woodroom upgrades at the Celgar mill.
     Cash Flows from Financing Activities. In the first quarter of 2009, financing activities used cash of €4.5 million, compared to using cash of €17.5 million in the first quarter of 2008.
QUARTERLY REPORT — PAGE 32

Capital Resources
Other than commitments totaling approximately €13.1 million relating to the Celgar mill energy project, we have no material commitments to acquire assets or operating businesses. In the first quarter of 2009 we continued our efforts to obtain term financing for the “green” energy project at our Celgar mill and are in continuing negotiations with lenders with respect to such financing. While we currently expect to finalize such financing in the second quarter of 2009, given the current market environment there can be no assurance that we will be able to do so or on terms favorable to us.
With the recent global financial crisis and recessionary global economic conditions, our short-term focus is on maintaining the sustainability of our business. In order to meet this objective, we are working to reduce costs, cut discretionary spending, including capital expenditures and are seeking to enhance our liquidity.
Future Liquidity
Our ability to make scheduled payments of principal, pay interest on or to refinance our indebtedness, or to fund planned expenditures will depend on our future performance, which is subject to general economic, financial and other factors that are beyond our control. Based upon the current level of operations and our current expectations for future periods in light of the current economic environment, and in particular, current and expected pulp pricing and foreign exchange rates, we believe that cash flow from operations and available cash, together with available borrowings under the Celgar Loan Facility and the Rosenthal Loan Facility, will be adequate to meet our liquidity needs in the next 12 months.
Contractual Obligations and Commitments
There were no material changes outside the ordinary course to any of our contractual obligations during the first three months of 2009.
Foreign Currency
Our reporting currency is the Euro as the majority of our business transactions are denominated in Euros. However, we hold certain assets and liabilities in U.S. dollars and Canadian dollars. Accordingly, our consolidated financial results are subject to foreign currency exchange rate fluctuations.
We translate foreign denominated assets and liabilities into Euros at the rate of exchange on the balance sheet date. Unrealized gains or losses from these translations are recorded in our consolidated statement of comprehensive income (loss) and impact on shareholders’ equity on the balance sheet but do not affect our net earnings.
In the three months ended March 31, 2009, accumulated other comprehensive loss increased by €5.1 million which was primarily due to the foreign exchange translation.
Based upon the exchange rate at March 31, 2009, the U.S. dollar has increased by approximately 19.2% in value against the Euro since March 31, 2008. See “Quantitative and Qualitative Disclosures about Market Risk”.
QUARTERLY REPORT — PAGE 33

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
The following is a discussion of the results of operations and financial condition of the Restricted Group. For further information regarding the Restricted Group including, without limitation, a reconciliation to our consolidated results of operations, see Note 12 of our interim consolidated financial statements included herein.
Restricted Group Results — Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008
Pulp revenues for the Restricted Group for the three months ended March 31, 2009 decreased by approximately 25.8% to €75.0 million from €101.1 million in the comparative period of 2008. Revenues from the sale of excess energy were €4.0 in the current quarter compared to €3.5 million in the same period last year due to the higher biomass energy tariffs now in effect under Germany’s Renewable Energy Resources Act.
Pulp prices decreased in the first quarter of 2009 as a result of the global recession. List prices for NBSK pulp in Europe were approximately €449 ($585) per ADMT in the first quarter of 2009 and approximately €586 ($880) in the same period of 2008 and €456 ($635) at the end of 2008. Partially offsetting the declines in pulp prices has been the stronger U.S. dollar versus the Euro and the Canadian dollar. A stronger U.S. dollar is beneficial to us because, although NBSK pulp is primarily quoted in U.S. dollars, our production costs are principally incurred in Euros and Canadian dollars.
Pulp sales volume of the Restricted Group decreased to 193,791 ADMTs in the first quarter of 2009 from 198,670 ADMTs in the comparative period of 2008 due to weaker demand and the effect of credit restrictions on certain of our customers. In the first quarter of 2009, average pulp sales realizations for the Restricted Group decreased by approximately 24.0% and 12.8% to €387 per ADMT from €509 per ADMT in the same period last year and €444 per ADMT in the fourth quarter of 2008, respectively.
Pulp production for the Restricted Group decreased to 199,429 ADMTs in the first quarter of 2009 from 205,818 ADMTs in the same period of 2008, primarily due to seven days of unscheduled production downtime at our Celgar mill as a result of a temporary railway shutdown due to weather conditions. In the first quarter of 2009, we took no scheduled maintenance downtime at our Celgar and Rosenthal mills, compared to one day at our Celgar mill in the same period last year.
Costs and expenses for the Restricted Group in the first quarter of 2009 decreased to €84.4 million from €92.3 million in the comparative period of 2008.
QUARTERLY REPORT — PAGE 34

In the first three months of 2009 operating depreciation and amortization for the Restricted Group decreased to €6.7 million from €7.4 million in the same period last year.
As a result of continuing weak NBSK markets in the current quarter, the Restricted Group recorded additional non-cash provisions of €2.0 million and €1.2 million against the finished goods and fiber inventories, respectively, at our Celgar and Rosenthal mills.
Overall, and including the effect of a non-cash inventory provision against fiber inventories at our Celgar mill, fiber costs of the Restricted Group decreased by approximately 14.8% in the first quarter of 2009 versus the same period of 2008 due to lower demand. We currently expect fiber prices to level off in the near term due to the effect of the ongoing sawmilling curtailments and harvesting reductions.
For the three months ended March 31, 2009, the Restricted Group recorded €0.6 million from the sale of emission allowances by our Rosenthal mill compared to €nil in the comparative quarter of 2008.
In the first quarter of 2009, the Restricted Group reported an operating loss of €5.4 million compared to an operating income of €12.3 million in the first quarter of 2008 primarily due to lower price realizations and sales volume resulting from deteriorating market conditions.
Interest expense for the Restricted Group in the first quarter of 2009 increased to €7.3 million from €6.7 million in the same quarter last year.
In the first quarter of 2009, the Restricted Group recorded an unrealized loss on foreign currency denominated debt of €4.4 million, compared to an unrealized gain of €6.6 million in the comparative quarter of 2008.
The Restricted Group reported a net loss attributable to common shareholders for the first quarter of 2009 of €16.0 million. In the first quarter of 2008, the Restricted Group had net income attributable to common shareholders of €11.8 million.
Operating EBITDA for the Restricted Group was €1.4 million in the first quarter of 2009 compared to €19.8 million in the comparative quarter of 2008 and an Operating EBITDA loss of €5.6 million in the fourth quarter of 2008. EBITDA for the Restricted Group in the current quarter includes non-cash inventory provisions of €3.2 million. Operating EBITDA is defined as operating income (loss) plus depreciation and amortization and non-recurring capital asset impairment charges. Operating EBITDA has significant limitations as an analytical tool, and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. See the discussion of our results for the three months ended March 31, 2009 for additional information relating to such limitations and Operating EBITDA.
QUARTERLY REPORT — PAGE 35

The following table provides a reconciliation of net income (loss) attributable to common shareholders to operating income (loss) and Operating EBITDA for the Restricted Group for the periods indicated:

	Three Months Ended
	March 31,
	2009	2008
	(in thousands)
Restricted Group
Net income (loss) attributable to common shareholders(1)	€(16,004)	€11,778
Income taxes (benefits)	(208)	2,154
Interest expense	7,302	6,712
Investment (income) loss	(916)	(1,736)
Unrealized foreign exchange (gain) loss on debt	4,416	(6,627)

Operating income (loss)	(5,410)	12,281
Add: Depreciation and amortization	6,770	7,492

Operating EBITDA(1)	€1,360	€19,773

(1)	See Note 12 of the interim consolidated financial statements included elsewhere herein for a reconciliation to our consolidated results.
Liquidity and Capital Resources of the Restricted Group
The following table is a summary of selected financial information for the Restricted Group for the periods indicated:

	As at	As at
	March 31,	December 31,
	2009	2008
	(in thousands)
Restricted Group Financial Position(1)
Cash and cash equivalents	€28,682	€26,176
Working capital	73,683	101,490
Property, plant and equipment	354,777	351,009
Total assets	562,641	564,374
Long-term liabilities	316,826	309,235
Equity	189,069	210,179

(1)	See Note 12 of the interim consolidated financial statements included elsewhere herein for a reconciliation to our consolidated results.
At March 31, 2009, the Restricted Group had cash and cash equivalents of €28.7 million, compared to €26.2 million at the end of 2008 and had working capital of €73.7 million compared to working capital of €101.5 million at the end of 2008. The Restricted Group also had approximately €31.5 million in available undrawn lines of credit.
As at March 31, 2009, we had drawn approximately €10.0 million under the €40.0 million Rosenthal Loan Facility and approximately C$22.0 million under the C$40.0 million Celgar Loan Facility.
Standard & Poor’s Ratings Services (“S&P”) bases its assessment of our credit risk on the business and financial profile of the Restricted Group only. On February 13, 2009, S&P lowered the Restricted Group’s credit rating to B- and placed all ratings on credit watch with negative implications, citing the pulp market environment and potential liquidity issues. Factors that may affect our credit rating include changes in our operating performance and liquidity. Credit rating downgrades can adversely impact, among other things, future borrowing costs and access to capital markets.
QUARTERLY REPORT — PAGE 36

We expect the Restricted Group to meet its interest and debt service obligations and meet the working and maintenance capital requirements for its operations for the next 12 months with cash flow from operations, cash on hand and available borrowings under the Celgar Loan Facility and the Rosenthal Loan Facility.
Critical Accounting Policies
The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect both the amount and the timing of the recording of assets, liabilities, revenues, and expenses in the consolidated financial statements and accompanying note disclosure. Our management routinely makes judgments and estimates about the effects of matters that are inherently uncertain. As the number of variables and assumptions affecting the probable future resolution of the uncertainties increase, these judgments become even more subjective and complex.
Our significant accounting policies are disclosed in Note 1 to our annual report on Form 10-K for the fiscal year ended December 31, 2008. While all of the significant accounting policies are important to the consolidated financial statements, some of these policies may be viewed as having a high degree of judgment. On an ongoing basis, using currently available information, management reviews its estimates, including those related to the accounting for pensions and post-retirement benefits, provisions for bad debt and doubtful accounts, derivative instruments, impairment of long-lived assets, deferred taxes, inventory provisions and environmental conservation and legal liabilities. Actual results could differ from these estimates.
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
Cautionary Statement Regarding Forward-Looking Information
The statements in this report that are not reported financial results or other historical information are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. These statements appear in a number of different places in this report and can be identified by words such as “estimates”, “projects”, “expects”, “intends”, “believes”, “plans”, or their negatives or other comparable words. Also look for discussions of strategy that involve risks and uncertainties. Forward-looking statements include statements regarding:
•	our markets;

•	demand and prices for our products;

•	our level of indebtedness;

•	raw material costs and supply;

•	energy prices, sales and our initiatives to enhance sales of surplus energy;
QUARTERLY REPORT — PAGE 37

•	capital expenditures;

•	the economy;

•	foreign exchange rates — particularly the U.S. dollar and Canadian dollar; and

•	derivatives.
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
Demand for pulp has historically been determined by the level of economic growth and has been closely tied to overall business activity. From 2006 to mid-2008, pulp prices steadily improved. However, in the latter half of 2008, the current global economic crisis resulted in a sharp decline of pulp prices from a high of $900 per ADMT to $635 per ADMT at the end of 2008. In the first quarter of 2009 prices deteriorated further to a low of $575 per ADMT and there may be further price deterioration in the future. We cannot predict the length or severity of the current economic downturn and its continuing impact on lower demand and prices for our product.
QUARTERLY REPORT — PAGE 38

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
QUARTERLY REPORT — PAGE 39

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks from changes in interest rates and foreign currency exchange rates, particularly the exchange rate between the U.S. dollar and the Euro and the Canadian dollar versus the U.S. dollar and the Euro. Changes in these rates may affect our results of operations and financial condition and, consequently, our fair value. We seek to manage these risks through internal risk management policies, as well as the use of derivatives. We use derivatives to reduce or limit our exposure to interest rate and currency risks. We may in the future use derivatives to reduce or limit our exposure to fluctuations in pulp prices. We also use derivatives to reduce our potential losses or to augment our potential gains, depending on our management’s perception of future economic events and developments. These types of derivatives are generally highly speculative in nature. They are also very volatile as they are highly leveraged given that margin requirements are relatively low in proportion to notional amounts.
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
During the first three months of 2009, we recorded an unrealized loss of €15.0 million on our outstanding interest rate derivatives compared to an unrealized loss of €7.9 million in the comparative period of 2008.
We are also subject to some energy price risk, primarily for the electricity that our operations purchase.
QUARTERLY REPORT — PAGE 40

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
QUARTERLY REPORT — PAGE 41

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
ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
None.
ITEM 5. OTHER INFORMATION
None.
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
QUARTERLY REPORT — PAGE 42

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERCER INTERNATIONAL INC.
By:	/s/ David M. Gandossi
David M. Gandossi
Secretary and Chief Financial Officer

Date:  May 1, 2009
QUARTERLY REPORT — PAGE 43