Form 10-Q
period 2009-06-30
MERCER INTERNATIONAL INC.
filed 2009-07-31
CIK 1333274

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑  NO ☐
Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months or for such shorter period that the registrant was required to submit and post such files). YES ☐  NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐  NO ☑
The Registrant had 36,422,487 shares of common stock outstanding as at July 31, 2009.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
MERCER INTERNATIONAL INC.
INTERIM CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009
(Unaudited)
QUARTERLY REPORT - PAGE 2

MERCER INTERNATIONAL INC.
INTERIM CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands of Euros)

	June 30,	December 31,
	2009	2008
ASSETS
Current assets
Cash and cash equivalents	€62,100	€42,452
Cash, restricted	3,531	13,000
Receivables	76,865	100,158
Inventories (Note 4)	69,486	98,457
Prepaid expenses and other	3,532	4,834

Total current assets	215,514	258,901

Long-term assets
Property, plant and equipment	875,876	881,704
Investments (Note 9)	92	419
Deferred note issuance and other costs	8,219	4,011
Deferred income tax	2,133	3,036
Note receivable, less current portion	3,175	3,529

	889,495	892,699

Total assets	€1,105,009	€1,151,600

LIABILITIES
Current liabilities
Accounts payable and accrued expenses	€94,731	€87,517
Pension and other post-retirement benefit obligations, current portion	555	510
Debt, current portion (Note 5)	39,999	16,500

Total current liabilities	135,285	104,527

Long-term liabilities
Debt, less current portion (Note 5)	810,426	837,918
Unrealized interest rate derivative losses (Notes 6 and 9)	54,675	47,112
Pension and other post-retirement benefit obligations (Note 7)	13,385	12,846
Capital leases and other	9,698	11,267
Deferred income tax	—	5,827

	888,184	914,970

Total liabilities	1,023,469	1,019,497

EQUITY
Shareholders’ equity
Share capital (Note 8)	202,844	202,844
Paid-in capital	(5,871)	299
Retained earnings (deficit)	(85,872)	(35,046)
Accumulated other comprehensive income (loss)	7,658	(1,872)

Total shareholders’ equity	118,759	166,225

Noncontrolling interest (deficit) (Note 10)	(37,219)	(34,122)

Total equity	81,540	132,103

Total liabilities and equity	€1,105,009	€1,151,600

Commitments and Contingencies (Note 11)
Subsequent Events (Note 12)
The accompanying notes are an integral part of these interim consolidated financial statements.
QUARTERLY REPORT — PAGE 3

MERCER INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands of Euros, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenues
Pulp	€147,522	€170,585	€276,555	€349,686
Energy	11,362	6,066	21,901	13,781

	158,884	176,651	298,456	363,467
Costs and expenses
Operating costs	149,033	148,968	281,030	296,124
Operating depreciation and amortization	13,539	13,514	26,940	27,635

	(3,688)	14,169	(9,514)	39,708
Selling, general and administrative expenses	6,032	7,953	13,177	14,849
Purchase (sale) of emission allowances	16	—	(542)	—

Operating income (loss)	(9,736)	6,216	(22,149)	24,859

Other income (expense)
Interest expense	(16,319)	(16,013)	(32,868)	(32,633)
Investment income (loss)	138	1,421	(3,064)	1,731
Foreign exchange gain (loss) on debt	5,170	238	754	6,269
Unrealized gain (loss) on derivative instruments (Note 6)	7,451	20,580	(7,562)	12,730

Total other income (expense)	(3,560)	6,226	(42,740)	(11,903)

Income (loss) before income taxes	(13,296)	12,442	(64,889)	12,956
Income tax benefit (provision) — current	(65)	(213)	(114)	163
— deferred	1,888	(7,922)	4,919	(9,126)

Net income (loss)	(11,473)	4,307	(60,084)	3,993
Less: net loss (income) attributable to noncontrolling interest	(3)	(3,436)	9,258	(253)

Net income (loss) attributable to common shareholders	(11,476)	871	(50,826)	3,740

Retained earnings (deficit), beginning of period	(74,396)	40,288	(35,046)	37,419

Retained earnings (deficit), end of period	€(85,872)	€41,159	€(85,872)	€41,159

Net income (loss) per share attributable to common shareholders (Note 3):
Basic and diluted	€(0.32)	€0.02	€(1.40)	€0.10

The accompanying notes are an integral part of these interim consolidated financial statements.
QUARTERLY REPORT - PAGE 4
.

MERCER INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands of Euros)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Net income (loss)	€(11,473)	€4,307	€(60,084)	€3,993

Other comprehensive income (loss):
Foreign currency translation adjustment	14,581	2,056	9,195	(8,048)
Unrealized gains (losses) on securities arising during the period	21	3	335	(22)

Other comprehensive income (loss)	14,602	2,059	9,530	(8,070)

Total comprehensive income (loss)	3,129	6,366	(50,554)	(4,077)

Comprehensive (income) loss attributable to noncontrolling interest	(3)	(3,436)	9,258	(253)

Comprehensive income (loss) attributable to common shareholders	€3,126	€2,930	€(41,296)	€(4,330)

The accompanying notes are an integral part of these interim consolidated financial statements.
QUARTERLY REPORT - PAGE 5
.

MERCER INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands of Euros)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Cash flows from (used in) operating activities:
Net income (loss) attributable to common shareholders	€(11,476)	€871	€(50,826)	€3,740
Adjustments to reconcile net income (loss) attributable to common shareholders to cash flows from operating activities
Unrealized (gain) loss on derivative instruments	(7,451)	(20,580)	7,562	(12,730)
Foreign exchange (gain) loss on debt	(5,170)	(238)	(754)	(6,269)
Loss (gain) on sale of assets	34	64	(25)	(958)
Operating depreciation and amortization	13,539	13,514	26,940	27,635
Non-operating amortization	65	70	131	141
Noncontrolling interest	3	3,436	(9,258)	253
Deferred income taxes	(1,888)	7,922	(4,919)	9,126
Stock compensation expense	26	207	(8)	355
Pension and other post-retirement expense	337	491	668	1,006
Pension and other post-retirement benefit funding	(344)	(676)	(691)	(1,125)
Inventory provisions	—	—	4,587	—
Other	893	9	1,337	(50)
Changes in current assets and liabilities
Receivables	4,728	(6,845)	25,137	(10,678)
Inventories	21,406	(8,389)	27,525	(7,683)
Accounts payable and accrued expenses	15,161	17,181	7,940	5,801
Other	(369)	(1,232)	203	865

Net cash from (used in) operating activities	29,494	5,805	35,549	9,429

Cash flows from (used in) investing activities:
Purchase of property, plant and equipment	(7,835)	(4,859)	(15,541)	(7,861)
Proceeds on sale of property, plant and equipment	103	653	232	1,613
Cash, restricted	—	—	9,469	—
Notes receivable	120	5,303	241	5,303

Net cash from (used in) investing activities	(7,612)	1,097	(5,599)	(945)

Cash flows from (used in) financing activities:
Repayment of notes payable and debt	—	—	(13,800)	(16,891)
Repayment of capital lease obligations	(536)	(194)	(1,218)	(832)
Proceeds from borrowings of notes payable and debt	—	8,431	10,000	8,431
Payment of deferred note issuance costs	—	—	(5,253)	—

Net cash from (used in) financing activities	(536)	8,237	(10,271)	(9,292)

Effect of exchange rate changes on cash and cash equivalents	(482)	(1,579)	(31)	(745)

Net increase (decrease) in cash and cash equivalents	20,864	13,560	19,648	(1,553)
Cash and cash equivalents, beginning of period	41,236	69,735	42,452	84,848

Cash and cash equivalents, end of period	€62,100	€83,295	€62,100	€83,295

The accompanying notes are an integral part of these interim consolidated financial statements.
QUARTERLY REPORT - PAGE 6

MERCER INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited)
(In thousands of Euros)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Supplemental disclosure of cash flow information:
Cash paid (received) during the period for:
Interest	€2,952	€4,280	€31,210	€30,766
Income taxes	43	(332)	72	(318)

Supplemental schedule of non-cash investing and financing activities:
Acquisition of production and other equipment under capital lease obligations	€80	€977	€116	€3,699
Increase (decrease) in accounts payable relating to investing activities	(1,602)	—	(1,141)	—
The accompanying notes are an integral part of these interim consolidated financial statements.
QUARTERLY REPORT - PAGE 7

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
The Company has three pulp mills that are aggregated into one reportable business segment, market pulp. Accordingly the results presented are those of the reportable business segment.
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
QUARTERLY REPORT - PAGE 8

MERCER INTERNATIONAL INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands of Euros, except per share data)
Note 1. The Company and Summary of Significant Accounting Policies (continued)
New Accounting Standards
On July 1, 2009, the Financial Accounting Standards Board (“FASB”) officially released the Accounting Standards Codification (the “Codification” or “ASC”). Pursuant to FASB Statement No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, it will be effective for interim and annual periods ending after September 15, 2009. The Codification does not change GAAP, but it is a major restructuring of how accounting and reporting standards that constitute GAAP are organized. That is, the Codification will be the single source of authoritative nongovernmental GAAP. The organizational changes are expected to make GAAP easier to research by simplifying user access to all authoritative guidance. As a result, content will reside in new locations within the Codification which means referencing to specific guidance will change. The Codification is not effective for the Company’s second quarter so the references to GAAP contained herein are to pre-Codification standards. However, to assist in the transition, where a reference to a pre-Codification standard is defined the new Codification “topic” reference number has been noted in brackets preceded by “ASC”. For example, the pre-Codification guidance for leases is primarily found in Financial Accounting Standard No. 13, “Accounting for Leases” as well as a number of other guidance such as Emerging Issue Task Force abstracts while the Codification guidance for leases is found in ASC 840.
In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140 (“FAS 166”). FASB issued FAS 166 to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. Additionally, on and after the effective date, the concept of a qualifying special-purpose entity is no longer relevant for accounting purposes. This Statement must be applied as of the beginning of the first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. This Statement must be applied to transfers occurring on or after the effective date. The Company is in the process of determining the impact, if any, the adoption of FAS 166 will have on its financial statements and disclosures.
QUARTERLY REPORT - PAGE 9

MERCER INTERNATIONAL INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands of Euros, except per share data)
Note 1. The Company and Summary of Significant Accounting Policies (continued)
In December 2008, the FASB issued FASB Staff Position No. 132 (R)-1, Employers’ Disclosures about Pensions and Other Postretirement Benefits (“FSP 132(R)-1”) (ASC 715). FSP 132(R)-1 provides guidance on an employer’s (sponsor’s) disclosures about plan assets of a defined benefit pension or other postretirement plan and requires disclosures about fair value measurements of plan assets. FSP 132(R)-1 is effective for financial statements issued for fiscal years ending after December 15, 2009, and implementation is required to be prospective. Earlier application of the provisions in FSP 132(R)-1 is permitted. The Company is in the process of determining the impact, if any, the adoption of FSP 132(R)-1 will have on its financial statements and disclosures.
Recently Implemented Accounting Standards
In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB 51 (“FAS 160”) (ASC 810). FAS 160 establishes accounting and reporting standards for entities that have equity investments that are not attributable directly to the parent, called noncontrolling interests or minority interests. Additionally, FAS 160 states where and how to report noncontrolling interests in the consolidated statements of financial position and operations, how to account for changes in noncontrolling interests and provides disclosure requirements. The provisions of FAS 160 are effective for fiscal years beginning on or after December 15, 2008. The Company adopted FAS 160 on January 1, 2009 and amended its presentation and disclosure accordingly. See Note 10 - Noncontrolling Interest.
In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), Business Combinations (“FAS 141(R)”) (ASC 805). FAS 141(R) establishes how an entity accounts for identifiable assets acquired, liabilities assumed, and any noncontrolling interests acquired, how to account for goodwill acquired and determines what disclosures are required as part of a business combination. FAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company adopted FAS 141(R) on January 1, 2009, and the adoption had no impact on the Company’s financial statements or disclosures.
In February 2008, the FASB Staff issued FASB Staff Position FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”) (ASC 820), which defers the effective date of Financial Accounting Standards No. 157, Fair Value Measurements (“FAS 157”) (ASC 820), for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. FSP 157-2 defers the effective date of FAS 157 to fiscal years beginning after November 15, 2008, for items within the scope of FSP 157-2. The Company adopted FSP 157-2 on January 1, 2009. The adoption of FSP 157-2 did not have a material impact on the Company’s financial statement disclosures.
QUARTERLY REPORT - PAGE 10

MERCER INTERNATIONAL INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands of Euros, except per share data)
Note 1. The Company and Summary of Significant Accounting Policies (continued)
In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities (“FAS 161”) (ASC 815). FAS 161 requires enhanced disclosures about how and why companies use derivatives, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. The provisions of FAS 161 are effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company adopted FAS 161 effective January 1, 2009, see Note 6 — Derivative Transactions.
In April 2008, the FASB issued FASB Staff Position No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”) (ASC 350 and ASC 275). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets (“FAS 142”) (ASC 350). FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company adopted FSP 142-3 on January 1, 2009, the impact of which was not material.
In May 2008, the FASB issued FASB Staff Position APB 14-1 Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Settlement) (“FSP 14-1”) (ASC 470). FSP 14-1 states that convertible debt instruments that are within its scope are required to be separated into both a debt component and an equity component. In addition, any debt discount is to be accreted to interest expense over the expected life of the debt. The provisions of FSP 14-1 are effective for financial statements issued for fiscal years beginning after December 15, 2008, and implementation is generally required to be retrospective. The adoption of FSP 14-1 on January 1, 2009 had no impact on the Company’s financial statements or disclosure.
In April 2009, the FASB issued FASB Staff Position No. 107-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1”) (ASC 825). FSP FAS 107-1 amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP FAS 107-1 also amends APB Opinion No. 28, Interim Financial Reporting, to require disclosures in summarized financial information at interim reporting periods. The provisions of FSP FAS 107-1 are effective for interim periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The Company adopted FSP FAS 107-1 on April 1, 2009, the impact of which was not material. See Note 9 — Financial Instruments.
QUARTERLY REPORT - PAGE 11

MERCER INTERNATIONAL INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands of Euros, except per share data)
Note 1. The Company and Summary of Significant Accounting Policies (continued)
In May 2009 the FASB issued Statement of Financial Accounting Standards No. 165, “Subsequent Events” (“FAS 165”) (ASC 855). FAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued (subsequent event). Specifically, FAS 165 defines the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure, the circumstances under which an entity should recognize events or transactions that occur after the balance sheet date, and the disclosures required. The Company has adopted FAS 165 effective June 30, 2009. The adoption of FAS 165 has not resulted in any significant changes in how the Company recognizes or discloses subsequent events.
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
Performance Stock
Grants of performance stock comprise rights to receive stock at a future date that are contingent on the Company and the grantee achieving certain performance objectives. During the three and six months ended June 30, 2009, potential stock based performance awards totaled 565,165, which vest on December 31, 2010. Expense for the three and six month periods ended June 30, 2009 was €5 and €(55), respectively (2008 – €155 and €254).
The fair value of performance stock is determined based upon the number of shares awarded and the quoted price of the Company’s stock. Performance stock generally cliff vest three years from the award date. As of June 30, 2009, no performance stock had vested. During the three month period ended June 30, 2009, nil performance stock were cancelled. During the six month period ended June 30, 2009, 39,991 performance stock were cancelled due to the departure of an employee. On April 28, 2009, 34,542 performance stock were issued to two employees.
QUARTERLY REPORT - PAGE 12

MERCER INTERNATIONAL INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands of Euros, except per share data)
Note 2. Stock-Based Compensation (continued)
Restricted Stock
The fair value of restricted stock is determined based upon the number of shares granted and the quoted price of the Company’s stock on the date of grant. Restricted stock generally vests over two years. Expense is recognized on a straight-line basis over the vesting period. Expense recognized for the three and six months ended June 30, 2009 was €21 and €47, respectively (2008 – €52 and €101).
As at June 30, 2009, restricted stock compensation cost has been fully recognized. As at June 30, 2009, the total number of restricted stock awards outstanding was 232,685, all of which had vested.
During the three and six month periods ended June 30, 2009, no restricted stock awards were granted (2008 – 21,000). There were nil restricted stock awards cancelled during the three and six month periods ended June 30, 2009 (2008 – nil and nil).
Stock Options
During the three and six month periods ended June 30, 2009 and 2008, no options were exercised, cancelled or expired.
Note 3. Net Income (Loss) Per Share Attributable to Common Shareholders

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net income (loss) attributable to common shareholders — basic and diluted	€(11,476)	€871	€(50,826)	€3,740

Net income (loss) per share attributable to common shareholders:
Basic and diluted	€(0.32)	€0.02	€(1.40)	€0.10

Weighted average number of common shares outstanding:
Basic (1)	36,289,181	36,252,360	36,287,115	36,252,360
Effect of dilutive instruments:
Performance rights	—	61,837	—	—
Stock options and awards	—	149,546	—	153,986

Diluted	36,289,181	36,463,743	36,287,115	36,406,346

(1)	The basic weighted average number of shares excludes performance and restricted stock which have been issued, but have not vested as at June 30, 2009 and 2008.
QUARTERLY REPORT - PAGE 13

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
Stock options and awards excluded from the calculation of diluted income (loss) per share attributable to common shareholders because they are anti-dilutive represented 928,334 for the three and six month periods ended June 30, 2009 (2008 – 68,334).
Convertible notes excluded from the calculation of diluted income (loss) per share attributable to common shareholders because they are anti-dilutive represented 8,678,065 for the three and six month periods ended June 30, 2009 (2008 – 8,678,065).
Performance and restricted stock excluded from the calculation of diluted income (loss) per share attributable to common shareholders because they are anti-dilutive represented 369,924 shares for the three month period ended June 30, 2009 (2008 – 346,743) and 369,924 shares for the six month period ended June 30, 2009 (2008 – 414,012).
Note 4. Inventories

	June 30, 2009	December 31, 2008
Raw materials	€21,012	€38,225
Finished goods	26,067	37,881
Work in process and other	22,407	22,351

	€69,486	€98,457

Note 5. Debt
Certain of the Company’s debt agreements were issued under an indenture which, among other things, restricts its ability and the ability of its restricted subsidiaries to make certain payments. These limitations are subject to other important qualifications and exceptions. As at June 30, 2009, the Company was in compliance with the terms of the indenture.
QUARTERLY REPORT - PAGE 14

MERCER INTERNATIONAL INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands of Euros, except per share data)
Note 5. Debt (continued)
Debt consists of the following:

	June 30, 2009	December 31, 2008
Note payable to bank, included in a total loan facility of €827,950 to finance the construction related to the Stendal mill (a)	€522,823	€531,073
Senior notes due February 2013, interest at 9.25% accrued and payable semi-annually, unsecured (b)	221,128	222,718
Subordinated convertible notes due October 2010, interest at 8.5% accrued and payable semi-annually (c)	47,974	48,319
Credit agreement with a lender with respect to a revolving credit facility of C$40 million (d)	13,499	18,186
Loan payable to the noncontrolling shareholder of the Stendal mill (e) (Note 10)	35,001	34,122
Credit agreement with a bank with respect to a revolving credit facility of €40 million (f)	10,000	—

	850,425	854,418
Less: current portion	(39,999)	(16,500)

Debt, less current portion	€810,426	€837,918

The Company made scheduled principal repayments under these facilities of €34,023 in 2008, and €13,800 during the six months ended June 30, 2009. As of June 30, 2009, the principal maturities of debt are as follows:

Matures	Amount
2009	€8,250
2010(1)	85,390
2011	23,167
2012	24,583
2013	261,128
Thereafter	447,907

€850,425

(1)	Includes revolving credit facility principal amounts totalling €23,499.

(a)	Note payable to bank, included in a total loan facility of €827,950 to finance the construction related to the Stendal mill (“Stendal Loan Facility”), interest at rates varying from Euribor plus 0.90% to Euribor plus 1.50% (rates on amounts of borrowing at June 30, 2009 range from 2.59% to 3.19%), principal due in required installments beginning September 30, 2006 until September 30, 2017, collateralized by the assets of the Stendal mill, and at June 30, 2009, restricted cash amounting to €3,531, with 48% and 32% guaranteed by the Federal Republic of Germany and the State of Saxony-Anhalt, respectively, of up to €500,323 of outstanding principal, subject to a debt service reserve account required to pay amounts due in the following twelve months under the terms of the Stendal Loan Facility; payment of dividends is only permitted if certain cash flow requirements are met.
QUARTERLY REPORT - PAGE 15

MERCER INTERNATIONAL INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands of Euros, except per share data)
Note 5. Debt (continued)

On March 13, 2009, the Company finalized an agreement with its lenders to amend its Stendal Loan Facility. The amendment defers approximately €164,000 of scheduled principal payments until the maturity date, September 30, 2017, including approximately €20,000, €26,000, €21,000 of scheduled principal payments in 2009, 2010, and 2011, respectively. Additionally, the Company made a €10,000 capital contribution to the Stendal mill, and incurred amendment fees totaling approximately €5,800. See Note 10 - Noncontrolling Interest.

(b)	In February 2005, the Company issued $310 million of senior notes due February 2013, which bear interest at 9.25% accrued, are payable semi-annually, and are unsecured. On or after February 15, 2009, the Company may redeem all or a part of the notes at redemption prices (expressed as a percentage of principal amount) equal to 104.63% for the twelve month period beginning on February 15, 2009, 102.31% for the twelve month period beginning on February 15, 2010, and 100.00% beginning on February 15, 2011 and at any time thereafter, plus accrued and unpaid interest.

(c)	As at June 30, 2009, the subordinated convertible notes had approximately $67.3 million of principal outstanding. The subordinated convertible notes are due October 2010, bear interest at 8.5% accrued and payable semi-annually, are convertible at any time by the holder into common shares of the Company at $7.75 per share and are unsecured. The Company may redeem for cash all or a portion of these notes at any time on or after October 15, 2008 at 100% of the principal amount of the notes plus accrued and unpaid interest up to the redemption date. The holders of the convertible notes will have the option to require the Company to purchase for cash all or a portion of the notes not previously redeemed upon a specified change of control at a price equal to 100% of the principal. See Note 12 — Subsequent Events.

(d)	Credit agreement with respect to a revolving credit facility of C$40 million for the Celgar mill, on a three year term. Borrowings under the credit agreement are secured by pulp mill inventory and receivables. Canadian dollar denominated amounts bear interest at bankers acceptance plus 2.25% or Canadian prime plus 0.50%. U.S. dollar denominated amounts bear interest at LIBOR plus 2.25% or U.S. base plus 0.50%. As at June 30, 2009, this facility was drawn by C$22.0 million and was accruing interest at a rate of approximately 2.67%. The credit agreement matures May 19, 2010, but is subject to a one-year extension at the Company’s request.
QUARTERLY REPORT — PAGE 16

MERCER INTERNATIONAL INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands of Euros, except per share data)
Note 5. Debt (continued)

(e)	Loan payable to the noncontrolling shareholder of the Stendal mill bears interest at 7%, and is accrued semi-annually. The loan payable is unsecured, subordinated to all liabilities of the Stendal mill, and is due in 2017. The balance includes principal and accrued interest.

(f)	Credit agreement with respect to a revolving credit facility of €40,000 for the Rosenthal mill. Borrowings under the credit agreement are secured by pulp mill inventory and receivables and bear interest at Euribor plus 1.55%. As at June 30, 2009, this facility was drawn by €10,000 and was accruing interest at a rate of 3.94%. The credit agreement matures February 15, 2010. See Note 12 — Subsequent Events.
Note 6. Derivative Transactions
The Company adopted FAS 161 effective January 1, 2009. The adoption of FAS 161 resulted in no impact on the Company’s consolidated balance sheet or consolidated statement of operations.
The Company is exposed to certain market risks relating to its ongoing business. The Company seeks to manage these risks through internal risk management policies as well from time to time the use of derivatives. Currently, the primary risk managed using derivative instruments is interest rate risk.
During 2004, the Company entered into certain variable-to-fixed interest rate swaps in connection with the Stendal Loan Facility with respect to an aggregate maximum principal amount of approximately €612,600 of the total indebtedness under the Stendal Loan Facility. Under the interest rate swaps, the Company pays a fixed rate and receives a floating rate with the interest payments being calculated on a notional amount. Currently, the aggregate notional amount of these contracts is €505,430 at a fixed interest rate of 5.28% and they mature October 2017 (matching the maturity of the Stendal Loan Facility). The Company substantially converted the Stendal Loan Facility from a variable interest rate loan into a fixed interest rate loan, thereby reducing interest rate uncertainty.
The Company recognized an unrealized gain of €7,451 and an unrealized loss of €7,562, with respect to these interest rate swaps for the three and six months ended June 30, 2009, respectively (2008 - Unrealized gain of €20,580 and €12,730), in “Unrealized gain (loss) on derivative instruments” in the Interim Consolidated Statement of Operations. Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“FAS 133”) (ASC 815), requires companies to recognize all derivative instruments at their fair value in the consolidated balance sheet. Accordingly, the fair value of the interest rate swap is presented in “Unrealized interest rate derivative losses” within the long-term liabilities section in the Interim Consolidated Balance Sheets, which currently amounts to a cumulative unrealized loss of €54,675 (2008 – €47,112).
QUARTERLY REPORT - PAGE 17

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
Pension benefits are based on employees’ earnings and years of service. The Celgar Plans are funded by contributions from the Company based on actuarial estimates and statutory requirements. Pension contributions for the three and six month period ended June 30, 2009 totaled €235 and €583, respectively (2008 – €383 and €831).
The Company anticipates based on actuarial estimates that it will make contributions to the defined benefit pension plan of approximately €879 in 2009.
Effective December 31, 2008, the defined benefit plan was closed to new members. In addition, the defined benefit service accrual ceased on December 31, 2008, and members began to accrue benefits, at a fixed contractual rate, under a new defined contribution plan effective January 1, 2009.

	Three Months Ended June 30,
	2009		2008
		Post-		Post-
	Pension	Retirement	Pension	Retirement
	Benefits	Benefits	Benefits	Benefits
Service cost	€14	€84	€195	€124
Interest cost	377	203	335	198
Expected return on plan assets	(317)	—	(381)	—
Recognized net loss (gain)	35	(59)	—	20

Net periodic benefit cost	€109	€228	€149	€342

QUARTERLY REPORT - PAGE 18

MERCER INTERNATIONAL INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands of Euros, except per share data)
Note 7. Pension and Other Post-Retirement Benefit Obligations (continued)

	Six Months Ended June 30,
	2009		2008
		Post-		Post-
	Pension	Retirement	Pension	Retirement
	Benefits	Benefits	Benefits	Benefits
Service cost	€28	€167	€399	€254
Interest cost	747	401	686	405
Expected return on plan assets	(628)	—	(780)	—
Recognized net loss (gain)	69	(116)	—	42

Net periodic benefit cost	€216	€452	€305	€701

Note 8. Share Capital
Common shares
The Company has authorized 200,000,000 common shares (2008 – 200,000,000) with a par value of $1 per share. As at June 30, 2009, the Company had 36,422,487 (2008 – 36,422,487) common shares issued and outstanding.
Preferred shares
The Company has authorized 50,000,000 preferred shares (2008 — 50,000,000) with $1 par value issuable in series, of which 2,000,000 shares have been designated as Series A. The preferred shares may be issued in one or more series and with such designations and preferences for each series as shall be stated in the resolutions providing for the designation and issue of each such series adopted by the Board of Directors of the Company. The Board of Directors is authorized by the Company’s articles of incorporation to determine the voting, dividend, redemption and liquidation preferences pertaining to each such series. As at June 30, 2009, no preferred shares had been issued by the Company.
QUARTERLY REPORT - PAGE 19

MERCER INTERNATIONAL INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands of Euros, except per share data)
Note 9. Financial Instruments
The Company adopted FSP FAS 107-1 on April 1, 2009. The adoption of FSP FAS 107-1 resulted in additional disclosure of fair value information for all interim reporting periods. The additional fair value information includes the fair value and the carrying amount of financial instruments, and the methods and significant assumptions used to estimate the fair value of financial instruments.
The fair value of financial instruments at June 30, 2009 and December 31, 2008 is summarized as follows:

	June 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Cash and cash equivalents	€62,100	€62,100	€42,452	€42,452
Cash, restricted	3,531	3,531	13,000	13,000
Investments	92	92	419	419
Receivables	76,865	76,865	100,158	100,158
Notes receivable	3,825	3,825	4,171	4,171
Accounts payable and accrued expenses	94,731	94,731	87,517	87,517
Debt	850,425	662,695	854,418	704,901
Interest rate derivative contracts — liability	54,675	54,675	47,112	47,112
The carrying value of cash and cash equivalents, restricted cash and accounts payable and accrued expenses approximates the fair value due to the immediate or short-term maturity of these financial instruments. The carrying value of receivables approximates the fair value due to their short-term nature and historical collectability. The fair value of notes receivable was estimated using discounted cash flows at prevailing market rates. The fair value of debt reflects recent market transactions and discounted cash flow estimates. The fair value of the interest rate derivatives is obtained from dealer quotes, based on current interest rates. These values represent the estimated amount the Company would receive or pay to terminate agreements taking into consideration current interest rates and the creditworthiness of the counterparties.
The Company adopted FAS 157 effective January 1, 2008. The adoption of FAS 157 resulted in no impact on the Company’s consolidated balance sheet or the consolidated statement of operations.
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
QUARTERLY REPORT - PAGE 20

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
The following table presents a summary of the Company’s outstanding financial instruments and their estimated fair values under the hierarchy defined in FAS 157:

	Fair value measurements at June 30, 2009 using:
	Quoted prices in
	active markets for	Significant other	Significant
	identical assets	observable inputs	unobservable inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Investments (a)	€92	€—	€—	€92

Liabilities
Derivatives (b)
- Interest rate swaps	€—	€54,675	€—	€54,675

(a)	Based on observable market data.

(b)	Based on observable inputs for the liability (interest rates and yield curves observable at specific intervals).
QUARTERLY REPORT - PAGE 21

MERCER INTERNATIONAL INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands of Euros, except per share data)
Note 10. Noncontrolling Interest
The Company adopted FAS 160 on January 1, 2009. The adoption of this standard resulted in retrospective presentation and disclosure changes to the December 31, 2008 Consolidated Balance Sheet. These changes are denoted in the table below:
Excerpt from Consolidated Balance Sheet

	Balance as at	Application of new	Revised balance as at
	December 31, 2008	accounting standard	December 31, 2008
Description		(a)	(b)
Long-term liabilities
Debt, less current portion	€803,796	€34,122	€837,918

Total liabilities	985,375	34,122	1,019,497

Equity
Shareholders’ equity
Share capital	202,844	—	202,844
Paid-in capital	299	—	299
Retained earnings (deficit)	(35,046)	—	(35,046)
Accumulated other comprehensive income	(1,872)	—	(1,872)

Total shareholders’ equity	166,225	—	166,225
Noncontrolling interest	—	(34,122)	(34,122)

Total equity	166,225	(34,222)	132,103

Total liabilities and equity	€1,151,600	€—	€1,151,600

(a)	As at December 31, 2008, the cumulative net losses of the Company’s 70.58% subsidiary (the “Stendal mill”) which were attributable to the noncontrolling shareholder amounted to €34,122, and were applied to the loans payable to the noncontrolling shareholder. The net obligation reported at December 31, 2008 was nil. In accordance with FAS 160, the noncontrolling shareholder’s equity interest is required to be reclassified to equity in the Consolidated Balance Sheet. As a result, the Company retrospectively applied this presentation and disclosure requirement.

(b)	Revised balance as at December 31, 2008 represents the Company’s Consolidated Balance Sheet reclassified in accordance with FAS 160.
Commencing January 1, 2009, the Company followed the guidance in FAS 160, and applied any accounting changes on a prospective basis. Pursuant to FAS 160, the noncontrolling shareholder will be attributed its share of losses even if that attribution results in a net deficit balance.
QUARTERLY REPORT - PAGE 22

MERCER INTERNATIONAL INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands of Euros, except per share data)
Note 10. Noncontrolling Interest (continued)
Previously, Stendal mill losses in excess of the noncontrolling shareholder’s equity interest were attributable to the Company. The resulting impact of this change in accounting is the recognition of approximately €637 and €9,459 loss by the noncontrolling shareholder for the three and six month periods ended June 30, 2009, respectively. The Company’s net loss attributable to common shareholders for the three and six month periods ended June 30, 2009 would have increased by €637 and €9,459, to a net loss of €12,113 and €60,285 had the Company not adopted FAS 160, resulting in an increase in the net loss per share attributable to the common shareholders of €0.02 and €0.26 per share, respectively.
On March 13, 2009, the Company made a €10,000 capital contribution to the Stendal mill, of which €2,582 related to an increase in the Stendal mill’s stated capital, diluting the interest held by the noncontrolling shareholder and resulting in a 4.32% increase in the Company’s equity ownership in the Stendal mill from 70.58% to 74.90%. Pursuant to FAS 160, the increase in equity ownership was accounted for as an equity transaction. The carrying amount of the Company’s shareholders’ equity was adjusted to reflect the 4.32% increase of ownership interest in the Stendal mill. As a result, the noncontrolling deficit and the Company’s Additional Paid-in Capital were reduced by €6,161.
QUARTERLY REPORT - PAGE 23

MERCER INTERNATIONAL INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands of Euros, except per share data)
Note 11. Commitments and Contingencies
During the year, as part of the new Green Energy project for the Celgar mill, the Company entered into a number of contracts for the purchase of a new 48 megawatt condensing turbine-generator set, as well as other related equipment commitments. As at June 30, 2009, the value of the contracts committed was approximately €6,600 (C$11.0 million).
The Company is involved in a property transfer tax and a property tax dispute with respect to the Celgar mill and certain other legal actions and claims arising in the ordinary course of business. While the outcome of these legal actions and claims cannot be predicted with certainty, it is the opinion of management that the outcome of any such claim which is pending or threatened, either individually or on a combined basis, will not have a material adverse effect on the consolidated financial condition, results of operations or liquidity of the Company.
Note 12. Subsequent Events
On July 13, 2009, the Company commenced an exchange offer (the “Exchange Offer”) for any and all of its outstanding 8.5% Convertible Senior Subordinated Notes due 2010. Under the terms of the Exchange Offer, the Company is offering to exchange $1,000 principal amount of the notes for 129 shares of the Company’s common stock, plus $200 in principal amount of new 3% Convertible Senior Subordinated Notes due 2012 and pay any accrued and unpaid interest to, but excluding, the settlement date. Unless extended, the Exchange Offer will expire on August 11, 2009.
On July 16, 2009, the Company received a commitment letter to refinance the credit facility for its Rosenthal mill with a new €25,000 revolving working capital facility set to mature in December 2012 and a four-year amortizing term loan in the amount of approximately €4,400. The renewal is subject to customary conditions.
The Company has evaluated subsequent events up to July 31, 2009, the date the financial statements were issued.
QUARTERLY REPORT - PAGE 24

MERCER INTERNATIONAL INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands of Euros, except per share data)
Note 13. Restricted Group Supplemental Disclosure
The terms of the indenture governing our 9.25% senior unsecured notes require that we provide the results of operations and financial condition of Mercer International Inc. and our restricted subsidiaries under the indenture, collectively referred to as the “Restricted Group”. As at and during the three and six months ended June 30, 2009 and 2008, the Restricted Group was comprised of Mercer International Inc., certain holding subsidiaries and our Rosenthal and Celgar mills. The Restricted Group excludes the Stendal mill.
Combined Condensed Balance Sheet

	June 30, 2009
	Restricted	Unrestricted		Consolidated
	Group	Subsidiaries	Eliminations	Group
ASSETS
Current assets
Cash and cash equivalents	€33,842	€28,258	€—	€62,100
Cash, restricted	—	3,531	—	3,531
Receivables	36,888	39,977	—	76,865
Inventories	48,394	21,092	—	69,486
Prepaid expenses and other	2,041	1,491	—	3,532

Total current assets	121,165	94,349	—	215,514

Property, plant and equipment	357,462	518,414	—	875,876
Other	3,204	5,107	—	8,311
Deferred income tax	2,133	—	—	2,133
Due from unrestricted group	68,465	—	(68,465)	—
Note receivable, less current portion	3,175	—	—	3,175

Total assets	€555,604	€617,870	€(68,465)	€1,105,009

LIABILITIES
Current liabilities
Accounts payable and accrued expenses	€50,436	€44,295	€—	€94,731
Pension and other post-retirement benefit obligations, current portion	555	—	—	555
Debt, current portion	23,499	16,500	—	39,999

Total current liabilities	74,490	60,795	—	135,285

Debt, less current portion	269,102	541,324	—	810,426
Due to restricted group	—	68,465	(68,465)	—
Unrealized interest rate derivative losses	—	54,675	—	54,675
Pension and other post-retirement benefit obligations	13,385	—	—	13,385
Capital leases and other	6,210	3,488	—	9,698

Total liabilities	363,187	728,747	(68,465)	1,023,469

EQUITY
Total shareholders’ equity (deficit)	192,417	(73,658)	—	118,759
Noncontrolling interest (deficit)	—	(37,219)	—	(37,219)

Total liabilities and equity	€555,604	€617,870	€(68,465)	€1,105,009

QUARTERLY REPORT - PAGE 25

MERCER INTERNATIONAL INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands of Euros, except per share data)
Note 13. Restricted Group Supplemental Disclosure (continued)
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

QUARTERLY REPORT — PAGE 26

MERCER INTERNATIONAL INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands of Euros, except per share data)
Note 13. Restricted Group Supplemental Disclosure (continued)
Combined Condensed Statements of Operations

	Three Months Ended June 30, 2009
	Restricted	Unrestricted		Consolidated
	Group	Subsidiaries	Eliminations	Group
Revenues	€80,388	€78,496	€—	€158,884

Operating costs	78,813	70,220	—	149,033
Operating depreciation and amortization	6,888	6,651	—	13,539
Selling, general and administrative expenses and other	4,294	1,754	—	6,048

	89,995	78,625	—	168,620

Operating income (loss)	(9,607)	(129)	—	(9,736)

Other income (expense)
Interest expense	(6,927)	(10,513)	1,121	(16,319)
Investment income (loss)	1,234	25	(1,121)	138
Foreign exchange gain (loss) on debt	5,170	—	—	5,170
Derivative instruments	—	7,451	—	7,451

Total other income (expense)	(523)	(3,037)	—	(3,560)

Income (loss) before income taxes	(10,130)	(3,166)	—	(13,296)
Income tax benefit (provision)	(1,149)	2,972	—	1,823

Net income (loss)	(11,279)	(194)	—	(11,473)
Less: net (income) loss attributable to noncontrolling interest	—	(3)	—	(3)

Net income (loss) attributable to common shareholders	€(11,279)	€(197)	€—	€(11,476)

	Three Months Ended June 30, 2008
	Restricted	Unrestricted		Consolidated
	Group	Subsidiaries	Eliminations	Group
Revenues	€99,888	€76,763	€—	€176,651

Operating costs	90,132	58,836	—	148,968
Operating depreciation and amortization	6,774	6,740	—	13,514
Selling, general and administrative expenses and other	4,865	3,088	—	7,953

	101,771	68,664	—	170,435

Operating income (loss)	(1,883)	8,099	—	6,216

Other income (expense)
Interest expense	(6,370)	(10,614)	971	(16,013)
Investment income (loss)	1,557	835	(971)	1,421
Foreign exchange gain (loss) on debt	(248)	486	—	238
Derivative instruments	—	20,580	—	20,580

Total other income (expense)	(5,061)	11,287	—	6,226

Income (loss) before income taxes	(6,944)	19,386	—	12,442
Income tax benefit (provision)	(1,303)	(6,832)	—	(8,135)

Net income (loss)	(8,247)	12,554	—	4,307
Less: net (income) loss attributable to noncontrolling interest	—	(3,436)	—	(3,436)

Net income (loss) attributable to common shareholders	€(8,247)	€9,118	€—	€871

QUARTERLY REPORT - PAGE 27

MERCER INTERNATIONAL INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands of Euros, except per share data)
Note 13. Restricted Group Supplemental Disclosure (continued)
Combined Condensed Statements of Operations

	Six Months Ended June 30, 2009
	Restricted	Unrestricted		Consolidated
	Group	Subsidiaries	Eliminations	Group
Revenues	€159,420	€139,036	€—	€298,456

Operating costs	152,129	128,901	—	281,030
Operating depreciation and amortization	13,592	13,348	—	26,940
Selling, general and administrative expenses and other	8,716	3,919	—	12,635

	174,437	146,168	—	320,605

Operating income (loss)	(15,017)	(7,132)	—	(22,149)

Other income (expense)
Interest expense	(14,229)	(20,869)	2,230	(32,868)
Investment income (loss)	2,150	(2,984)	(2,230)	(3,064)
Foreign exchange gain (loss) on debt	754	—	—	754
Derivative instruments	—	(7,562)	—	(7,562)

Total other income (expense)	(11,325)	(31,415)	—	(42,740)

Income (loss) before income taxes	(26,342)	(38,547)	—	(64,889)
Income tax benefit (provision)	(941)	5,746	—	4,805

Net income (loss)	(27,283)	(32,801)	—	(60,084)
Less: net (income) loss attributable to noncontrolling interest	—	9,258	—	9,258

Net income (loss) attributable to common shareholders	€(27,283)	€(23,543)	€—	€(50,826)

	Six Months Ended June 30, 2008
	Restricted	Unrestricted		Consolidated
	Group	Subsidiaries	Eliminations	Group
Revenues	€204,476	€158,991	€—	€363,467

Operating costs	171,274	124,850	—	296,124
Operating depreciation and amortization	14,195	13,440	—	27,635
Selling, general and administrative expenses and other	8,609	6,240	—	14,849

	194,078	144,530	—	338,608

Operating income (loss)	10,398	14,461	—	24,859

Other income (expense)
Interest expense	(13,082)	(21,481)	1,930	(32,633)
Investment income (loss)	3,293	368	(1,930)	1,731
Foreign exchange gain (loss) on debt	6,379	(110)	—	6,269
Derivative instruments	—	12,730	—	12,730

Total other income (expense)	(3,410)	(8,493)	—	(11,903)

Income (loss) before income taxes	6,988	5,968	—	12,956
Income tax benefit (provision)	(3,457)	(5,506)	—	(8,963)

Net income (loss)	3,531	462	—	3,993
Less: net (income) loss attributable to noncontrolling interest	—	(253)	—	(253)

Net income (loss) attributable to common shareholders	€3,531	€209	€—	€3,740

QUARTERLY REPORT - PAGE 28

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
In this document: (i) unless the context otherwise requires, references to “we”, “our”, “us”, the “Company” or “Mercer” mean Mercer International Inc. and its subsidiaries; (ii) references to “Mercer Inc.” mean the Company excluding its subsidiaries; (iii) information is provided as of June 30, 2009, unless otherwise stated; (iv) all references to monetary amounts are to “Euros”, the lawful currency adopted by most members of the European Union, unless otherwise stated; (v) “€” refers to Euros, “$” refers to U.S. dollars and “C$” refers to Canadian dollars; and (vi) “ADMTs” refers to air-dried metric tonnes.
Results of Operations
General
We operate three NBSK pulp mills through our wholly owned subsidiaries, Rosenthal and Celgar, and our 74.9% owned subsidiary, Stendal, which have a consolidated annual production capacity of approximately 1.5 million ADMTs.
The following discussion and analysis of our results of operations and financial condition for the three and six months ended June 30, 2009 should be read in conjunction with our interim consolidated financial statements and related notes included in this quarterly report, as well as our most recent annual report on Form 10-K for the fiscal year ended December 31, 2008 filed with the SEC.
Current Market Environment
As global economies continue to experience unprecedented volatility and disruption, we continued to face a very difficult operating environment in the second quarter of 2009. As we progress into the third quarter of 2009, pulp industry conditions remain challenging. These conditions are beyond our ability to control and may have a significant impact on our business, results of operations, cash flows, ability to meet our debt service obligations and financial position.

QUARTERLY REPORT - PAGE 29

Second Quarter and Six Month Snapshot
Selected production, sales and exchange rate data for the three and six months ended June 30, 2009 and 2008 is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Pulp Production (‘000 ADMTs)	349.1	356.8	694.7	717.7
Scheduled Production Downtime (‘000 ADMTs)	0.6	15.2	0.6	16.6
Pulp Sales (‘000 ADMTs)	395.4	347.3	732.0	695.4
Pulp Revenues (in millions)	€147.5	€170.6	€276.6	€349.7
NBSK pulp list prices in Europe ($/ADMT)	$602	$900	$593	$890
NBSK pulp list prices in Europe (€/ADMT)	€442	€576	€445	€581
Average pulp sales realizations (€/ADMT)(1)	€367	€485	€372	€498

Energy Production (‘000 MWh)	376.0	365.5	732.3	730.5
Energy Sales (‘000 MWh)	128.5	114.6	240.8	228.7
Energy Revenue (in millions)	€11.4	€6.1	€21.9	€13.8
Average energy sales realizations (€/MWh)	€88	€53	€91	€60

Average Spot Currency Exchange Rates(2):
€ / $	0.7338	0.6401	0.7502	0.6530
C$ / $	1.1671	1.0099	1.2062	1.0070
C$ / €	1.5890	1.5783	1.6054	1.5420

(1)	List price less discounts and commissions.

(2)	Average Bank of Canada noon spot rates over the reporting period.
Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008
Pulp revenues for the three months ended June 30, 2009 decreased by approximately 13.5% to €147.5 million from €170.6 million in the comparative quarter of 2008, primarily due to lower prices resulting from continued weak pulp markets. Revenues from the sale of excess energy increased by approximately 86.9% in the second quarter to €11.4 million from €6.1 million in the same quarter last year as our German mills continue to benefit from the higher biomass energy tariffs implemented at the beginning of the year.
Pulp sales volume increased to 395,378 ADMTs in the current quarter compared to 347,259 ADMTs in the comparative period of 2008, primarily as a result of strong sales to China. In the second quarter of 2009, average pulp sales realizations decreased by approximately 24.3% to €367 per ADMT from €485 per ADMT in the same period last year.
Pulp prices were significantly lower in the first quarter of 2009 than in the same period last year due to the effect of global recessionary conditions on global pulp markets. List prices for NBSK pulp in Europe were approximately €442 ($602) per ADMT in the current quarter compared to approximately €576 ($900) per ADMT in the second quarter of 2008. Partially offsetting the lower pulp prices has been the stronger U.S. dollar in the period versus the Euro and the Canadian dollar.
Pulp production decreased to 349,129 ADMTs in the current quarter from 356,819 ADMTs in the same quarter of 2008, primarily due to unscheduled production downtime at our Celgar mill. We took three days of scheduled maintenance downtime in the second quarter of 2009, compared to 11 days in the same period last year.

QUARTERLY REPORT - PAGE 30

Costs and expenses in the second quarter of 2009 decreased marginally to €168.6 million from €170.4 million in the comparative period of 2008.
In the second quarter of 2009, operating depreciation and amortization was largely the same at €13.5 million as in the second quarter of 2008.
Overall, our fiber costs decreased by approximately 16.0% in the second quarter of 2009 from the same period in 2008. Fiber costs at our German mills were lower as a result of the continuing weak demand from the European board industry. At our Celgar mill fiber costs are benefiting from efficiency improvements made to the mill’s woodroom and other fiber initiatives. As we move into the second half of the year, we currently expect that fiber prices will level off for our Celgar mill and that there will be some upward pressure in pricing for our German mills due to the effect of extensive harvesting curtailments.
On June 17, 2009, the Canadian federal government publicly announced an approximately €655.8 million (C$1.0 billion) “Green Transformation Program”. Under the program, Canadian pulp and paper mills will be eligible to receive funding for capital expenditures that improve energy efficiency or environmental performance. The level of funding is to be based upon the amount of black liquor produced by a mill in 2009. Based upon the public announcement, we believe that our Celgar mill should qualify for significant capital expenditure grants under this new program. However, as the specific rules governing the program, including as to eligibility, quantum and restrictions, have not yet been released, there can be no assurances as to the amount and terms of the funding the Celgar mill may ultimately receive.
For the second quarter of 2009, we recorded an operating loss of €9.7 million compared to operating income of €6.2 million in the comparative quarter of 2008, primarily due to lower price realizations which were partially offset by a stronger U.S. dollar in the period versus the Euro and the Canadian dollar.
Interest expense in the second quarter of 2009 increased slightly to €16.3 million from €16.0 million in the comparative quarter of 2008.
Our Stendal mill recorded an unrealized gain of €7.5 million on its interest rate derivatives at the end of the current quarter, compared to an unrealized gain of €20.6 million in the same period last year due to an increase in long-term European interest rates.
A portion of our long-term debt is denominated and repayable in foreign currencies, principally U.S. dollars. In the second quarter of 2009, we recorded a foreign exchange gain of €5.2 million on our foreign currency denominated debt compared to a gain of €0.2 million in the same period of 2008.
In the second quarter of 2009, the noncontrolling shareholder’s interest in the Stendal mill’s loss was negligible, compared to €3.4 million in the same quarter last year.
We reported a net loss attributable to common shareholders for the second quarter of 2009 of €11.5 million, or €0.32 per basic and diluted share. In the second quarter of 2008, net income attributable to common shareholders was €0.9 million, or €0.02 per basic and diluted share.

QUARTERLY REPORT - PAGE 31

Operating EBITDA in the second quarter of 2009 was €3.9 million compared to Operating EBITDA of €1.1 million in the prior quarter and €19.8 million in the second quarter of 2008. Operating EBITDA is defined as operating income (loss) plus depreciation and amortization and non-recurring capital asset impairment charges. Management uses Operating EBITDA as a benchmark measurement of its own operating results, and as a benchmark relative to its competitors. Management considers it to be a meaningful supplement to operating income as a performance measure primarily because depreciation expense and non-recurring capital asset impairment charges are not an actual cash cost, and depreciation expense varies widely from company to company in a manner that management considers largely independent of the underlying cost efficiency of their operating facilities. In addition, we believe Operating EBITDA is commonly used by securities analysts, investors and other interested parties to evaluate our financial performance.
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
Operating EBITDA has significant limitations as an analytical tool, and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are that Operating EBITDA does not reflect: (i) our cash expenditures, or future requirements, for capital expenditures or contractual commitments; (ii) changes in, or cash requirements for, working capital needs; (iii) the significant interest expense, or the cash requirements necessary to service interest or principal payments, on our outstanding debt; (iv) noncontrolling interests on our Stendal mill operations; (v) the impact of realized or marked to market changes in our derivative positions, which can be substantial; and (vi) the impact of impairment charges against our investments or assets. Because of these limitations, Operating EBITDA should only be considered as a supplemental operational performance measure and should not be considered as a measure of liquidity or cash available to us to invest in the growth of our business. See the Statement of Cash Flows set out in our interim consolidated financial statements included herein. Because all companies do not calculate Operating EBITDA in the same manner, Operating EBITDA as calculated by us may differ from Operating EBITDA or EBITDA as calculated by other companies. We compensate for these limitations by using Operating EBITDA as a supplemental measure of our operational performance and relying primarily on our GAAP financial statements.

QUARTERLY REPORT - PAGE 32

The following table provides a reconciliation of net income (loss) attributable to common shareholders to operating income (loss) and Operating EBITDA for the periods indicated:

	Three Months Ended
	June 30,
	2009	2008
	(in thousands)
Net income (loss) attributable to common shareholders	€(11,476)	€871
Net income (loss) attributable to noncontrolling interest	3	3,436
Income taxes (benefits)	(1,823)	8,135
Interest expense	16,319	16,013
Investment (income) loss	(138)	(1,421)
Unrealized foreign exchange loss (gain) on debt	(5,170)	(238)
Derivative financial instruments	(7,451)	(20,580)

Operating income (loss)	(9,736)	6,216
Add: Depreciation and amortization	13,604	13,584

Operating EBITDA	€3,868	€19,800

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008
Pulp revenues for the six months ended June 30, 2009 decreased by approximately 20.9% to €276.6 million from €349.7 million in the comparative period of 2008, primarily due to lower prices resulting from challenging pulp market conditions. Revenues from the sale of excess energy increased by approximately 58.7% in the first half of 2009 to €21.9 million from €13.8 million in the same period last year as our German mills benefit from the higher biomass energy tariffs implemented at the beginning of the year.
Pulp sales volume increased to 732,037 ADMTs in the first half of 2009 from 695,436 ADMTs in the comparative period of 2008, primarily as a result of strong sales to China. In the first half of 2009, average pulp sales realizations decreased by approximately 25.3% to €372 per ADMT from €498 per ADMT in the same period last year.
Pulp prices decreased in the first six months of 2009 as a result of the impact of the global recession on world pulp markets. List prices for NBSK pulp in Europe were approximately €445 ($593) per ADMT in the first half of 2009 compared to approximately €581 ($890) per ADMT in the same period of 2008. Partially offsetting the decreases in pulp prices has been the stronger U.S. dollar in the period versus the Euro and the Canadian dollar.
Pulp production decreased to 694,749 ADMTs in the first six months of 2009 from 717,700 ADMTs in the same period of 2008 primarily as a result of unscheduled downtime at our Celgar mill. We took three days of scheduled maintenance downtime at our mills in the first half of 2009, compared to 12 days in the same period last year.
Costs and expenses in the first half of 2009 decreased to €320.6 million from €338.6 million in the comparative period of 2008.
In the first six months of 2009, operating depreciation and amortization decreased slightly to €26.9 million from €27.6 million in the comparative period of 2008.
Overall, our fiber costs decreased by approximately 13.2% in the first half of 2009 from the same period in 2008. Fiber costs at our German mills were lower throughout the first six months of 2009 as a result of weak demand from the European board industry. At our Celgar mill fiber costs are benefiting from efficiency improvements made to the mill’s woodroom and other fiber initiatives. As we move into the second half of the year, we currently expect that fiber prices will level off for our Celgar mill and that there will be some upward pressure in pricing for our German mills due to the effect of extensive harvesting curtailments.

QUARTERLY REPORT - PAGE 33

For the first half of 2009, we recorded an operating loss of €22.1 million compared to operating income of €24.9 million in the comparative period of 2008, primarily due to lower price realizations partially offset by a stronger U.S. dollar in the period versus the Euro and the Canadian dollar.
Interest expense in the first six months of 2009 increased slightly to €32.9 million from €32.6 million in the comparative period of 2008.
Our Stendal mill recorded an unrealized loss of €7.6 million on our interest rate derivatives during the first half of 2009 compared to an unrealized gain of €12.7 million in the same period last year.
A portion of our long-term debt is denominated and repayable in foreign currencies, principally U.S. dollars. In the first six months of 2009, we recorded a gain of €0.8 million on our foreign currency denominated debt compared to a gain of €6.3 million in the same period of 2008.
In the first half of 2009, the noncontrolling shareholder’s interest in the Stendal mill’s loss for the period was €9.3 million, compared to income of €0.3 million in the same period last year.
We reported a net loss attributable to common shareholders for the first six months of 2009 of €50.8 million, or €1.40 per basic and diluted share. In the first six months of 2008, we reported net income attributable to common shareholders of €3.7 million, or €0.10 per basic and diluted share.
Operating EBITDA in the first half of 2009 was €4.9 million compared to €52.6 million in the six months ended June 30, 2008. Operating EBITDA is defined as operating income (loss) plus depreciation and amortization and non-recurring capital asset impairment charges. Operating EBITDA has significant limitations as an analytical tool, and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. See the discussion of our results for the three months ended June 30, 2009 for additional information relating to such limitations and Operating EBITDA.
The following table provides a reconciliation of net income (loss) attributable to common shareholders to operating income (loss) and Operating EBITDA for the periods indicated:

	Six Months Ended
	June 30,
	2009	2008
	(in thousands)
Net income (loss) attributable to common shareholders	€(50,826)	€3,740
Net income (loss) attributable to noncontrolling interest	(9,258)	253
Income taxes (benefits)	(4,805)	8,963
Interest expense	32,868	32,633
Investment (income) loss	3,064	(1,731)
Unrealized foreign exchange loss (gain) on debt	(754)	(6,269)
Derivative financial instruments	7,562	(12,730)

Operating income (loss)	(22,149)	24,859
Add: Depreciation and amortization	27,071	27,776

Operating EBITDA	€4,922	€52,635

QUARTERLY REPORT - PAGE 34

Liquidity and Capital Resources
The following table is a summary of selected financial information for the periods indicated:

	As at	As at
	June 30,	December 31,
	2009	2008
	(in thousands)
Financial Position
Cash and cash equivalents	€62,100	€42,452
Cash, restricted	3,531	13,000
Working capital	80,229	154,374
Property, plant and equipment	875,876	881,704
Total assets	1,105,009	1,151,600
Long-term liabilities	888,184	914,970
Total equity	81,540	132,103
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
As at June 30, 2009, our cash and cash equivalents were €62.1 million, compared to €42.5 million at the end of 2008 and we had working capital of €80.2 million compared to €154.4 million at the end of 2008. We also had €3.5 million of restricted cash in the debt service reserve account under the Stendal Loan Facility compared to €13.0 million at December 31, 2008.
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
During the second quarter we negotiated the refinancing of the Rosenthal Loan Facility, which matures in February 2010, with a new €25.0 million replacement revolving facility set to mature in December 2012 (the “New Rosenthal Loan Facility”) and a four-year amortizing €4.4 million term loan (the “Rosenthal Term Loan”). Subject to customary conditions, we currently expect to finalize both the New Rosenthal Facility and the Rosenthal Term Loan in the third quarter.
In July 2009 we commenced an exchange offer (the “Exchange Offer”) for any and all of our outstanding 8.5% convertible senior subordinated notes which mature in October 2010 (the “Convertible Notes”). Under the terms of the Exchange Offer we are offering to exchange each $1,000 principal amount of the Convertible Notes for: (i) 129 shares of our common stock; (ii) a premium of $200 in principal amount of our new 3% convertible senior subordinated notes due 2012; and (iii) accrued and unpaid interest. Unless extended, the Exchange Offer will expire on August 11, 2009.

QUARTERLY REPORT - PAGE 35

Debt Covenants
Our long-term obligations contain various financial tests and covenants customary to these types of arrangements.
As at June 30, 2009, we were in full compliance with all of the covenants of our indebtedness.
Cash Flow Analysis
     Cash Flows from Operating Activities. We operate in a cyclical industry and our operating cash flows vary accordingly. Our principal operating cash expenditures are for labor, fiber, chemicals and debt service.
     Operating activities in the first half of 2009 provided cash of €35.5 million, compared to providing cash of €9.4 million in the same period last year. A decrease in receivables provided cash of €25.1 million in the first half of 2009, compared to an increase in receivables using cash of €10.7 million in the first half of 2008. A decrease in inventories before non-cash provisions provided cash of €27.5 million in the first half of 2009, compared to an increase in inventories using cash of €7.7 million in the first half of 2008. An increase in accounts payable and accrued expenses provided cash of €7.9 million in the first half of 2009, compared to an increase in accounts payable and accrued expenses providing cash of €5.8 million in the first half of 2008.
     Working capital levels fluctuate throughout the year and are affected by maintenance downtime, changing sales patterns, seasonality and the timing of receivables and the payment of payables and expenses.
     Cash Flows from Investing Activities. Investing activities in the first half of 2009 used cash of €5.6 million, compared to using cash of €0.9 million in the same period of 2008 primarily as a result of higher capital expenditures partially offset by the use of €9.5 million of restricted cash. Capital expenditures in the first six months of 2009 used cash of €15.5 million compared to €7.9 million in the same period of 2008 and were primarily related to the Celgar Energy Project.
     Cash Flows from Financing Activities. In the first half of 2009, financing activities used cash of €10.3 million, compared to using cash of €9.3 million in the first half of 2008, primarily due to fees paid as part of the amendment to the Stendal Loan Facility which were partially offset by lower principal repayments.
Capital Resources
Other than commitments totaling approximately €6.6 million relating to the Celgar Energy Project, we have no material commitments to acquire assets or operating businesses.
Following the Canadian government’s announcement of its Green Transformation Program, we are currently reviewing the Celgar mill’s various energy and environmental initiatives, including the green energy project, or “Celgar Energy Project”, with a view to realizing on the opportunities under the program. Although there can be no assurances yet as to the amount and terms of funding under the Green Transformation Program because no specific rules have been released, we currently believe that our Celgar mill should qualify for funding under the program in excess of the cost of the Celgar Energy Project.

QUARTERLY REPORT - PAGE 36

In light of the ongoing recessionary global economic conditions, our short-term focus is on maintaining the sustainability of our business. In order to meet this objective, we are working to reduce costs, cut discretionary spending, including capital expenditures and are seeking to enhance our liquidity.
Future Liquidity
Our ability to make scheduled payments of principal, pay interest on or to refinance our indebtedness, or to fund planned expenditures will depend on our future performance, which is subject to general economic, financial and other factors that are beyond our control. Based upon the current level of operations and our current expectations for future periods in light of the current economic environment, and in particular, current and expected pulp pricing and foreign exchange rates, we believe that cash flow from operations and available cash, together with available borrowings will be adequate to meet our liquidity needs in the next 12 months.
Contractual Obligations and Commitments
There were no material changes outside the ordinary course to any of our contractual obligations during the second quarter of 2009.
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
In the three months ended June 30, 2009, accumulated other comprehensive loss decreased by €3.1 million which was primarily due to the foreign exchange translation.
Based upon the exchange rate at June 30, 2009, the U.S. dollar strengthened by approximately 12.3% in value against the Euro since June 30, 2008. See “Quantitative and Qualitative Disclosures about Market Risk”.
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

QUARTERLY REPORT - PAGE 37

The following is a discussion of the results of operations and financial condition of the Restricted Group. For further information regarding the Restricted Group including, without limitation, a reconciliation to our consolidated results of operations, see Note 13 of our interim consolidated financial statements included herein.
Restricted Group Results — Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008
Pulp revenues for the Restricted Group for the three months ended June 30, 2009 decreased by approximately 21.8% to €76.5 million from €97.7 million in the comparative period of 2008, primarily due to lower prices resulting from continued weak pulp markets. Revenues from the sale of excess energy were €3.9 million in the current quarter compared to €2.2 million in the same period last year as our Rosenthal mill continues to benefit from the higher biomass energy tariffs implemented at the beginning of the year.
Pulp prices were significantly lower in the first quarter of 2009 than in the same period last year due to the effect of global recessionary conditions on global pulp markets. List prices for NBSK pulp in Europe were approximately €442 ($602) per ADMT in the current quarter compared to approximately €576 ($900) per ADMT in the second quarter of 2008. Partially offsetting the lower pulp prices has been the stronger U.S. dollar in the period versus the Euro and the Canadian dollar.
Pulp sales volume of the Restricted Group increased slightly to 203,989 ADMTs in the second quarter of 2009 from 201,604 ADMTs in the comparative period of 2008. In the second quarter of 2009, average pulp sales realizations for the Restricted Group decreased by approximately 22.7% to €374 per ADMT from €484 per ADMT in the same period last year.
Pulp production for the Restricted Group decreased to 188,183 ADMTs in the second quarter of 2009 from 198,892 ADMTs in the same period of 2008, primarily due to unscheduled production downtime at our Celgar mill. In the second quarter of 2009, the Restricted Group had three days of scheduled maintenance downtime at our Rosenthal mill, compared to 11 days at our Celgar mill in the same period last year.
Costs and expenses for the Restricted Group in the second quarter of 2009 decreased to €90.0 million from €101.8 million in the comparative period of 2008.
In the second quarter of 2009 operating depreciation and amortization for the Restricted Group remained largely the same from the same period last year at €6.9 million.
Overall, fiber costs of the Restricted Group decreased by approximately 18.6% in the second quarter of 2009 versus the same period of 2008. Fiber costs at our Rosenthal mill were lower as a result of the sustained weak demand from the European board industry. At our Celgar mill fiber costs are benefiting from efficiency improvements made to the mill’s woodroom and other fiber initiatives. As we move into the second half of the year, we currently expect that fiber prices will level off for our Celgar mill and that there will be some upward pressure in pricing for our Rosenthal mill due to the effect of extensive harvesting curtailments.
For the three months ended June 30, 2009 and 2008, the Restricted Group recorded no contribution to income from the sale of emission allowances by our Rosenthal mill.

QUARTERLY REPORT - PAGE 38

In the second quarter of 2009, the Restricted Group reported an operating loss of €9.6 million compared to an operating loss of €1.9 million in the second quarter of 2008, primarily due to lower price realizations which were partially offset by a stronger U.S. dollar in the period versus the Euro and the Canadian dollar.
Interest expense for the Restricted Group in the second quarter of 2009 increased to €6.9 million from €6.4 million in the same quarter last year.
In the second quarter of 2009, the Restricted Group recorded a gain on foreign currency denominated debt of €5.2 million, compared to a loss of €0.2 million in the comparative quarter of 2008.
The Restricted Group reported a net loss attributable to common shareholders for the second quarter of 2009 of €11.3 million compared to a net loss attributable to common shareholders of €8.2 million in the same period last year.
In the second quarter of 2009 the Restricted Group reported an Operating EBITDA loss of €2.7 million compared to Operating EBITDA of €5.0 million in the comparative quarter of 2008 and Operating EBITDA of €1.4 million in the first quarter of 2009. Operating EBITDA is defined as operating income (loss) plus depreciation and amortization and non-recurring capital asset impairment charges. Operating EBITDA has significant limitations as an analytical tool, and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. See the discussion of our results for the three months ended June 30, 2009 for additional information relating to such limitations and Operating EBITDA.
The following table provides a reconciliation of net income (loss) attributable to common shareholders to operating income (loss) and Operating EBITDA for the Restricted Group for the periods indicated:

	Three Months Ended
	June 30,
	2009	2008
	(in thousands)
Restricted Group
Net income (loss) attributable to common shareholders(1)	€(11,279)	€(8,247)
Income taxes (benefits)	1,149	1,303
Interest expense	6,927	6,370
Investment (income) loss	(1,234)	(1,557)
Unrealized foreign exchange (gain) loss on debt	(5,170)	248

Operating income (loss)	(9,607)	(1,883)
Add: Depreciation and amortization	6,953	6,844

Operating EBITDA(1)	€(2,654)	€4,961

(1)	See Note 13 of the interim consolidated financial statements included elsewhere herein for a reconciliation to our consolidated results.

QUARTERLY REPORT - PAGE 39

Restricted Group Results — Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008
Pulp revenues for the Restricted Group for the six months ended June 30, 2009 decreased by approximately 23.8% to €151.4 million from €198.8 million in the comparative period of 2008, primarily due to lower prices resulting from challenging pulp market conditions. Revenues from the sale of excess energy were €8.0 million in the first six months of 2009 compared to €5.7 million in the same period last year as our Rosenthal mill continues to benefit from the higher biomass energy tariffs implemented at the beginning of the year.
Pulp prices decreased in the first six months of 2009 as a result of the impact of the global recession on world pulp markets. List prices for NBSK pulp in Europe were approximately €445 ($593) per ADMT in the first half of 2009 compared to approximately €581 ($890) per ADMT in the same period of 2008. Partially offsetting the decreases in pulp prices has been the stronger U.S. dollar in the period versus the Euro and the Canadian dollar.
Pulp sales volume of the Restricted Group decreased slightly to 397,780 ADMTs in the first half of 2009 from 400,275 ADMTs in the comparative period of 2008, primarily as a result of weak demand. In the first six months of 2009, average pulp sales realizations for the Restricted Group decreased by approximately 23.4% to €380 per ADMT from €496 per ADMT in the same period last year.
Pulp production for the Restricted Group decreased to 387,612 ADMTs in the first six months of 2009 from 404,710 ADMTs in the same period of 2008 primarily as a result of unscheduled downtime at our Celgar mill. In the first six months of 2009, we took three days of scheduled maintenance downtime at our Rosenthal mill, compared to 12 days at our Celgar mill in the same period last year.
Costs and expenses for the Restricted Group in the first half of 2009 decreased to €174.4 million from €194.1 million in the comparative period of 2008.
In the first six months of 2009 operating depreciation and amortization for the Restricted Group decreased to €13.6 million from €14.2 million in the same period last year.
Overall, fiber costs of the Restricted Group decreased by approximately 16.7% in the first half of 2009 versus the same period of 2008. Fiber costs at the Rosenthal mill were lower throughout the first six months of 2009 as a result of weak demand from the European board industry. At our Celgar mill fiber costs are benefiting from efficiency improvements made to the mill’s woodroom and other fiber initiatives. As we move into the second half of the year, we currently expect that fiber prices will level off for our Celgar mill and that there will be some upward pressure in pricing for the Rosenthal mill due to the effect of extensive harvesting curtailments on fiber supply.
In the first half of 2009, the Restricted Group reported an operating loss of €15.0 million compared to operating income of €10.4 million in the first half of 2008, primarily due to lower price realizations partially offset by a stronger U.S. dollar in the period versus the Euro and the Canadian dollar.
Interest expense for the Restricted Group in the first half of 2009 increased to €14.2 million from €13.1 million in the same period last year.

QUARTERLY REPORT - PAGE 40

In the first half of 2009, the Restricted Group recorded a gain on foreign currency denominated debt of €0.8 million, compared to a gain of €6.4 million in the comparative period of 2008.
The Restricted Group reported a net loss attributable to common shareholders for the first half of 2009 of €27.3 million. In the first half of 2008, the Restricted Group had net income attributable to common shareholders of €3.5 million.
In the first six months of 2009 the Restricted Group reported an Operating EBITDA loss of €1.3 million compared to Operating EBITDA of €24.7 million in the first half of 2008. Operating EBITDA is defined as operating income (loss) plus depreciation and amortization and non-recurring capital asset impairment charges. Operating EBITDA has significant limitations as an analytical tool, and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. See the discussion of our results for the three months ended June 30, 2009 for additional information relating to such limitations and Operating EBITDA.
The following table provides a reconciliation of net income (loss) attributable to common shareholders to operating income (loss) and Operating EBITDA for the Restricted Group for the periods indicated:

	Six Months Ended
	June 30,
	2009	2008
	(in thousands)
Restricted Group
Net income (loss) attributable to common shareholders(1)	€(27,283)	€3,531
Income taxes (benefits)	941	3,457
Interest expense	14,229	13,082
Investment (income) loss	(2,150)	(3,293)
Unrealized foreign exchange (gain) loss on debt	(754)	(6,379)

Operating income (loss)	(15,017)	10,398
Add: Depreciation and amortization	13,723	14,336

Operating EBITDA(1)	€(1,294)	€24,734

(1)	See Note 13 of the interim consolidated financial statements included elsewhere herein for a reconciliation to our consolidated results.
Liquidity and Capital Resources of the Restricted Group
The following table is a summary of selected financial information for the Restricted Group for the periods indicated:

	As at	As at
	June 30,	December 31,
	2009	2008
	(in thousands)
Restricted Group Financial Position(1)
Cash and cash equivalents	€33,842	€26,176
Working capital	46,675	101,490
Property, plant and equipment	357,462	351,009
Total assets	555,604	564,374
Long-term liabilities	288,697	309,235
Total equity	192,417	210,179

(1)	See Note 13 of the interim consolidated financial statements included elsewhere herein for a reconciliation to our consolidated results.

QUARTERLY REPORT - PAGE 41

At June 30, 2009, the Restricted Group had cash and cash equivalents of €33.8 million, compared to €26.2 million at the end of 2008 and had working capital of €46.7 million compared to working capital of €101.5 million at the end of 2008.
We currently expect the Restricted Group to meet its interest and debt service obligations and meet the working and maintenance capital requirements for its operations for the next 12 months with cash flow from operations, cash on hand and available borrowings.
Credit Ratings
Standard & Poor’s Rating Services (“S&P”) and Moody’s Investors Service, Inc. (“Moody’s”) base their assessment of our credit risk on the business and financial profile of the Restricted Group only. Factors that may affect our credit rating include changes in our operating performance and liquidity. Credit rating downgrades can adversely impact, among other things, future borrowing costs and access to capital markets.
Over the past six months we have been subject to several rating actions by Moody’s and S&P. In February 2009, S&P lowered our credit rating to B- with negative implications, citing the pulp market environment and potential liquidity issues. In June 2009, Moody’s downgraded our Probability of Default Rating (“PDR”) and Corporate Family Rating (“CFR”) to Caa1 from B2.
Certain corporate restructurings, including some exchange offers, can affect credit ratings. Following the commencement of the Exchange Offer, both Moody’s and S&P took further rating actions. On July 16, 2009, Moody’s lowered our PDR to Ca from Caa1 and placed the CFR and rating of our Senior Notes on review for possible downgrade. On July 14, 2009, S&P announced its decision to lower our corporate credit rating and the rating of the Senior Notes to CC from B-. Additionally, S&P has indicated that, following completion of the Exchange Offer, it will lower our corporate credit rating to SD (selective default) but will however, as soon as possible thereafter, reassess our post-exchange capital structure with a view to an upwards rating revision.
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

QUARTERLY REPORT - PAGE 42

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

QUARTERLY REPORT - PAGE 43

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
Demand for pulp has historically been determined by the level of economic growth and has been closely tied to overall business activity. From 2006 to mid-2008, pulp prices steadily improved. However, in the latter half of 2008, the current global economic crisis has resulted in a sharp decline of pulp prices from a high of $900 per ADMT to $635 per ADMT at the end of 2008. In the second quarter of 2009 prices increased slightly from a low of $580 per ADMT in April to $630 per ADMT in June. As global economies remain in recession and end demand for our product remains weak, there may be additional price deterioration in the future. We cannot predict the length or severity of the current economic downturn and its continuing impact on lower demand and prices for our product.
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

QUARTERLY REPORT - PAGE 44

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

QUARTERLY REPORT - PAGE 45

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
During the first six months of 2009, we recorded an unrealized loss of €7.6 million on our outstanding interest rate derivatives compared to an unrealized gain of €12.7 million in the comparative period of 2008.
We are also subject to some energy price risk, primarily for the electricity that our operations purchase.

QUARTERLY REPORT - PAGE 46

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

QUARTERLY REPORT - PAGE 47

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
We are subject to routine litigation incidental to our business, including those described in our latest annual report on Form 10-K for the fiscal year ended December 31, 2008. We do not believe that the outcome of such litigation will have a material adverse effect on our business or financial condition.

ITEM 1A.	RISK FACTORS
Availability of Government funding/project financing for the Celgar Energy Project may affect its scope, timing and completion
On July 21, 2009 we announced a review of the Celgar Energy Project in light of the Green Transformation Program and the volatility in the capital and credit markets which has resulted in project financing being currently unavailable on acceptable terms. The review is in part focusing on realizing the opportunities under the Green Transformation Program with respect to funding for the Celgar Energy Project. While we currently believe that our Celgar mill should qualify for funding under the Green Transformation Program significantly in excess of the cost of the Celgar Energy Project, because no specific rules and regulations have been released, there can be no assurances yet as to the amount and terms of such funding. If the Celgar mill ultimately does not qualify for funding under the Green Transformation Program and/or we are unable to secure project financing in the private market, we may be required to make substantial changes to, materially delay or terminate the Celgar Energy Project. Substantial changes, material delays or termination of the Celgar Energy Project could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Other than as listed above, there have been no material changes to the factors disclosed in Item 1A. Risk Factors in our latest annual report on Form 10-K for the fiscal year ended December 31, 2008.

ITEM 2.	UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

QUARTERLY REPORT - PAGE 48

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
We held our annual meeting of shareholders on June 2, 2009. Matters voted upon and votes cast at the meeting were as follows:
1. Election of Directors

	For	Withheld	Abstentions and Broker Non-Votes
Jimmy S.H. Lee	24,074,610	447,461	—
Kenneth A. Shields	24,120,503	355,675	—
William D. McCartney	24,121,580	353,521	—
Graeme A. Witts	24,120,503	355,675	—
Eric Lauritzen	24,115,605	365,471	—
Guy W. Adams	24,114,610	367,461	—
George Malpass	24,116,105	364,471	—
2. Appointment of our Independent Auditors

	For	Against	Abstentions and Broker Non-Votes
Ratification of appointment of PricewaterhouseCoopers LLP	24,099,617	281,917	93,062

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

Exhibit
No.	Description

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1*	Section 906 Certification of Chief Executive Officer

32.2*	Section 906 Certification of Chief Financial Officer

*	In accordance with Release 33-8212 of the Commission, these Certifications: (i) are “furnished” to the Commission and are not “filed” for the purposes of liability under the Securities Exchange Act of 1934, as amended; and (ii) are not to be subject to automatic incorporation by reference into any of the Company’s registration statements filed under the Securities Act of 1933, as amended for the purposes of liability thereunder or any offering memorandum, unless the Company specifically incorporates them by reference therein.

QUARTERLY REPORT - PAGE 49

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERCER INTERNATIONAL INC.
By:	/s/ David M. Gandossi
David M. Gandossi
Secretary and Chief Financial Officer

Date: July 31, 2009

QUARTERLY REPORT - PAGE 50