Form 10-Q
period 2009-09-30
MERCER INTERNATIONAL INC.
filed 2009-11-06
CIK 1333274

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐     NO ☑
The Registrant had 36,443,487 shares of common stock outstanding as at November 5, 2009.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
MERCER INTERNATIONAL INC.
INTERIM CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009
(Unaudited)
FORM 10-Q
QUARTERLY REPORT — PAGE 2

MERCER INTERNATIONAL INC.
INTERIM CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands of Euros)

	September 30,	December 31,
	2009	2008
ASSETS
Current assets
Cash and cash equivalents	€51,275	€42,452
Cash, restricted	—	13,000
Receivables	73,133	100,158
Inventories (Note 4)	68,459	98,457
Prepaid expenses and other	5,612	4,834

Total current assets	198,479	258,901

Long-term assets
Property, plant and equipment	874,830	881,704
Investments (Note 9)	133	419
Deferred note issuance and other costs	7,659	4,011
Deferred income tax	2,232	3,036
Note receivable, less current portion	2,316	3,529

	887,170	892,699

Total assets	€1,085,649	€1,151,600

LIABILITIES
Current liabilities
Accounts payable and accrued expenses	€99,292	€87,517
Pension and other post-retirement benefit obligations (Note 7)	554	510
Debt, current portion (Note 5)	28,470	16,500

Total current liabilities	128,316	104,527

Long-term liabilities
Debt, less current portion (Note 5)	795,303	837,918
Unrealized interest rate derivative losses (Notes 6 and 9)	58,001	47,112
Pension and other post-retirement benefit obligations (Note 7)	14,245	12,846
Capital leases and other	9,367	11,267
Deferred income tax	—	5,827

	876,916	914,970

Total liabilities	1,005,232	1,019,497

EQUITY
Shareholders’ equity
Share capital (Note 8)	202,844	202,844
Paid-in capital	(5,477)	299
Retained earnings (deficit)	(99,984)	(35,046)
Accumulated other comprehensive income (loss)	22,190	(1,872)

Total shareholders’ equity	119,573	166,225

Noncontrolling interest (deficit) (Note 10)	(39,156)	(34,122)

Total equity	80,417	132,103

Total liabilities and equity	€1,085,649	€1,151,600

Commitments and Contingencies (Note 11)
Subsequent Events (Note 12)
The accompanying notes are an integral part of these interim consolidated financial statements.
FORM 10-Q
QUARTERLY REPORT — PAGE 3

MERCER INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands of Euros, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenues
Pulp	€145,857	€178,603	€422,412	€528,289
Energy	10,374	6,225	32,275	20,006

	156,231	184,828	454,687	548,295

Costs and expenses
Operating costs	136,566	150,987	417,596	447,111
Operating depreciation and amortization	13,385	14,033	40,325	41,668

	6,280	19,808	(3,234)	59,516
Selling, general and administrative expenses	6,620	9,954	19,797	24,803
Purchase (sale) of emission allowances	153	—	(389)	—

Operating income (loss)	(493)	9,854	(22,642)	34,713

Other income (expense)
Interest expense	(16,085)	(16,424)	(48,953)	(49,057)
Investment income (loss)	20	(2,031)	(3,044)	(300)
Foreign exchange gain (loss) on debt	3,779	(9,560)	4,533	(3,291)
Unrealized gain (loss) on derivative instruments (Note 6)	(3,327)	(8,215)	(10,889)	4,515

Total other income (expense)	(15,613)	(36,230)	(58,353)	(48,133)

Income (loss) before income taxes	(16,106)	(26,376)	(80,995)	(13,420)
Income tax benefit (provision) — current	(13)	(231)	(127)	(68)
— deferred	70	6,144	4,989	(2,982)

Net income (loss)	(16,049)	(20,463)	(76,133)	(16,470)
Less: net loss (income) attributable to noncontrolling interest	1,937	3,290	11,195	3,037

Net income (loss) attributable to common shareholders	(14,112)	(17,173)	(64,938)	(13,433)

Retained earnings (deficit), beginning of period	(85,872)	41,159	(35,046)	37,419

Retained earnings (deficit), end of period	€(99,984)	€23,986	€(99,984)	€23,986

Net income (loss) per share attributable to common shareholders (Note 3):
Basic and diluted	€(0.39)	€(0.47)	€(1.79)	€(0.37)

The accompanying notes are an integral part of these interim consolidated financial statements.
FORM 10-Q
QUARTERLY REPORT — PAGE 4

MERCER INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands of Euros)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net income (loss)	€(16,049)	€(20,463)	€(76,133)	€(16,470)

Other comprehensive income (loss):
Foreign currency translation adjustment	14,531	(3,660)	23,758	(12,203)
FAS 158 pension income (expense)	(41)	(332)	(73)	163
Unrealized gains (losses) on securities arising during the period	42	8	377	(14)

Other comprehensive income (loss)	14,532	(3,984)	24,062	(12,054)

Total comprehensive income (loss)	(1,517)	(24,447)	(52,071)	(28,524)

Comprehensive (income) loss attributable to noncontrolling interest	1,937	3,290	11,195	3,037

Comprehensive income (loss) attributable to common shareholders	€420	€(21,157)	€(40,876)	€(25,487)

The accompanying notes are an integral part of these interim consolidated financial statements.
FORM 10-Q
QUARTERLY REPORT — PAGE 5

MERCER INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands of Euros)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Cash flows from (used in) operating activities:
Net income (loss) attributable to common shareholders	€(14,112)	€(17,173)	€(64,938)	€(13,433)
Adjustments to reconcile net income (loss) attributable to common shareholders to cash flows from operating activities
Unrealized (gain) loss on derivative instruments	3,327	8,215	10,889	(4,515)
Foreign exchange (gain) loss on debt	(3,779)	9,560	(4,533)	3,291
Loss (gain) on sale of assets	16	177	(9)	(781)
Operating depreciation and amortization	13,385	14,033	40,325	41,668
Non-operating amortization	62	70	193	211
Noncontrolling interest	(1,937)	(3,290)	(11,195)	(3,037)
Deferred income taxes	(70)	(6,144)	(4,989)	2,982
Stock compensation expense	384	213	376	568
Pension and other post-retirement expense	342	497	1,010	1,502
Pension and other post-retirement benefit funding	(28)	(402)	(719)	(1,527)
Inventory provisions	—	—	4,587	—
Other	761	435	2,098	2,346
Changes in current assets and liabilities
Receivables	4,455	18,352	29,592	7,674
Inventories	2,398	(19,753)	29,923	(27,436)
Accounts payable and accrued expenses	1,695	(3,802)	9,635	38
Other	(1,598)	(3,877)	(1,395)	(3,011)

Net cash from (used in) operating activities	5,301	(2,889)	40,850	6,540

Cash flows from (used in) investing activities:
Purchase of property, plant and equipment	(3,994)	(9,269)	(19,535)	(17,130)
Proceeds on sale of property, plant and equipment	111	271	343	1,884
Cash, restricted	3,531	20,000	13,000	20,000
Notes receivable	333	—	574	5,303

Net cash from (used in) investing activities	(19)	11,002	(5,618)	10,057

Cash flows from (used in) financing activities:
Repayment of notes payable and debt	(18,249)	(17,132)	(32,049)	(34,023)
Repayment of capital lease obligations	(910)	300	(2,128)	(532)
Proceeds from borrowings of notes payable and debt	1,869	—	11,869	8,431
Proceeds from investment grants	546	—	546	—
Payment of deferred note issuance costs	—	—	(5,253)	—

Net cash from (used in) financing activities	(16,744)	(16,832)	(27,015)	(26,124)

Effect of exchange rate changes on cash and cash equivalents	637	1,203	606	458

Net increase (decrease) in cash and cash equivalents	(10,825)	(7,516)	8,823	(9,069)
Cash and cash equivalents, beginning of period	62,100	83,295	42,452	84,848

Cash and cash equivalents, end of period	€51,275	€75,779	€51,275	€75,779

The accompanying notes are an integral part of these interim consolidated financial statements.
FORM 10-Q
QUARTERLY REPORT — PAGE 6

MERCER INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited)
(In thousands of Euros)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Supplemental disclosure of cash flow information:
Cash paid (received) during the period for:
Interest	€15,761	€26,209	€46,971	€56,975
Income taxes	152	59	224	(259)
Supplemental schedule of non-cash investing and financing activities:
Acquisition of production and other equipment under capital lease obligations	€153	€1,085	€269	€4,784
Increase (decrease) in accounts payable relating to investing activities	2,464	—	1,323	—
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
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands of Euros, except per share data)
Note 1. The Company and Summary of Significant Accounting Policies (continued)
New Accounting Standards
On July 1, 2009, the Financial Accounting Standards Board (“FASB”) officially released the Accounting Standards Codification (the “Codification” or “ASC”). Pursuant to FASB Statement No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, the Codification is effective for interim and annual periods ending after September 15, 2009. The Codification does not change GAAP, but it is a major restructuring of how accounting and reporting standards that constitute GAAP are organized. That is, the Codification is the single source of authoritative nongovernmental GAAP. The organizational changes are expected to make GAAP easier to research by simplifying user access to all authoritative guidance. As a result, content resides in new locations within the Codification which means referencing to specific guidance has changed. For example, the pre-Codification guidance for leases is primarily found in Financial Accounting Standard No. 13, Accounting for Leases, as well as a number of other guidance such as Emerging Issue Task Force abstracts while the Codification guidance for leases is found in ASC 840. To assist in the transition, where a reference to the new Codification “topic” reference number is defined, the pre-Codification standard has also been noted.
On August 28, 2009, the FASB issued Accounting Standards Update No 2009-05, Measuring Liabilities at Fair Value (“ASU 2009-05”), previously exposed for comments as proposed Financial Statement Position FASB No. 157-f, Measuring Liabilities under FASB Statement No.157, Fair Value Measurements, to provide guidance on measuring the fair value of liabilities under ASC 820. This ASU clarifies that the quoted price for the identical liability, when traded as an asset in an active market, is also a Level 1 measurement for that liability when no adjustment to the quoted price is required. In the absence of a Level 1 measurement, an entity must use one or more of the valuation techniques as described in the guidance. This ASU is effective for the first interim or annual reporting period beginning after August 28, 2009. The Company is in the process of determining the impact, if any, the adoption of this guidance will have on its financial statements and disclosures.
FORM 10-Q
QUARTERLY REPORT — PAGE 9

MERCER INTERNATIONAL INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands of Euros, except per share data)
Note 1. The Company and Summary of Significant Accounting Policies (continued)
In June 2009, the FASB issued guidance as outlined in the Transfers and Servicing Topic ASC 860 (“ASC 860”), originally released as Statement of Financial Accounting Standards No. 166, Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140. FASB issued this guidance to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. Additionally, on and after the effective date, the concept of a qualifying special-purpose entity is no longer relevant for accounting purposes. This guidance must be applied as of the beginning of the first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. This guidance must be applied to transfers occurring on or after the effective date. The Company is in the process of determining the impact, if any, the adoption of this guidance will have on its financial statements and disclosures.
In December 2008, the FASB issued guidance as outlined in the Defined Benefit Plans Topic ASC 715 (“ASC 715-20”), originally released as FASB Staff Position No. 132 (R)-1, Employers’ Disclosures about Pensions and Other Postretirement Benefits. This topic provides guidance with respect to an employer’s (sponsor’s) disclosures about plan assets of a defined benefit pension or other postretirement plan and also requires disclosures about fair value measurements of plan assets. This guidance is effective for financial statements issued for fiscal years ending after December 15, 2009, and implementation is required to be prospective. Earlier application of the provisions is permitted. The Company is in the process of determining the impact, if any, the adoption of this guidance will have on its financial statements and disclosures.
Recently Implemented Accounting Standards
In December 2007, the FASB issued guidance as outlined in the Consolidations Topic ASC 810 (“ASC 810-10-65”), originally released as FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“FAS 160”). This guidance establishes accounting and reporting standards for entities that have equity investments that are not attributable directly to the parent, called noncontrolling interests or minority interests. Additionally, the guidance states where and how to report noncontrolling interests in the consolidated statements of financial position and operations, how to account for changes in noncontrolling interests and provides disclosure requirements. The provisions of this guidance are effective for fiscal years beginning on or after December 15, 2008. The Company adopted this guidance on January 1, 2009 and amended its presentation and disclosure accordingly. See Note 10 — Noncontrolling Interest.
FORM 10-Q
QUARTERLY REPORT — PAGE 10

MERCER INTERNATIONAL INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands of Euros, except per share data)
Note 1. The Company and Summary of Significant Accounting Policies (continued)
In December 2007, the FASB issued guidance as outlined in the revised Business Combinations Topic ASC 805 (“ASC 805”), originally released as FASB Statement No. 141(R), Business Combinations. This guidance establishes how an entity accounts for identifiable assets acquired, liabilities assumed, and any noncontrolling interests acquired, how to account for goodwill acquired and determines what disclosures are required as part of a business combination. The guidance is applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company adopted this guidance on January 1, 2009, and the adoption had no impact on the Company’s financial statements or disclosures.
In February 2008, the FASB issued guidance as outlined in the Fair Value Measurements and Disclosure Topic ASC 820 (“ASC 820-10-65-1”), originally released FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157 (“FSP FAS 157-2”). This guidance defers the effective date of the Financial Instruments Topic, for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. This guidance defers the effective date to fiscal years beginning after November 15, 2008, for items within the scope of ASC 820-10-65-1. The Company adopted this guidance on January 1, 2009. The adoption of this guidance did not have a material impact on the Company’s financial statement disclosures.
In March 2008, the FASB issued guidance as outlined in the Derivatives and Hedging Topic ASC 815 (“ASC 815-10-50” and “ASC 815-10-65-1”), originally released as FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities. The new guidance requires enhanced disclosures about how and why companies use derivatives, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. The provisions within this guidance are effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company adopted this guidance effective January 1, 2009, and it had no impact on the Consolidated Balance Sheet or Consolidated Statement of Operations, see Note 6 — Derivative Transactions.
In April 2008, the FASB issued guidance as outlined in General Intangibles Other than Goodwill Topic ASC 350, (“ASC 350”) and the Risks and Uncertainties Topic ASC 275 (“ASC 275”), originally released as FASB Staff Position No. 142-3, Determination of the Useful Life of Intangible Assets. This guidance amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under ASC 350. The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company adopted this guidance on January 1, 2009, the impact of which was not material.
FORM 10-Q
QUARTERLY REPORT — PAGE 11

MERCER INTERNATIONAL INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands of Euros, except per share data)
Note 1. The Company and Summary of Significant Accounting Policies (continued)
In May 2008, the FASB issued guidance as outlined in the Debt Topic ASC 470 (“ASC 470-20”), originally released as FASB Staff Position 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Settlement). This new guidance states that convertible debt instruments that are within its scope are required to be separated into both a debt component and an equity component. In addition, any debt discount is to be accreted to interest expense over the expected life of the debt. The new provisions within this guidance are effective for financial statements issued for fiscal years beginning after December 15, 2008, and implementation is generally required to be retrospective. The adoption of this guidance on January 1, 2009 had no impact on the Company’s financial statements or disclosure.
In April 2009, the FASB issued new guidance as outlined in the Financial Instruments Topic ASC 825 (“ASC 825-10-50” and “ASC 825-10-65-1”), originally released as FSP FAS 107-1, Interim Disclosures about Fair Value of Financial Instruments. The new guidance requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. ASC 825-10-65-1 also amends the guidance previously released as APB Opinion No. 28, Interim Financial Reporting, to require disclosures in summarized financial information at interim reporting periods. The provisions of the new guidance are effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company adopted this guidance on April 1, 2009, the impact of which was not material. See Note 9 — Financial Instruments.
In May 2009 the FASB issued guidance as outlined in the Subsequent Events Topic ASC 855 (“ASC 855-10”), originally released as FAS No. 165, Subsequent Events. This guidance establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued (subsequent event). Specifically, the new guidance defines the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure, the circumstances under which an entity should recognize events or transactions that occur after the balance sheet date, and the disclosures required. The Company adopted this guidance effective June 30, 2009. The adoption of this guidance has not resulted in any significant changes in how the Company recognizes or discloses subsequent events.
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
Performance Stock
Grants of performance stock comprise rights to receive stock at a future date that are contingent on the Company and the grantee achieving certain performance objectives. During the three and nine months ended September 30, 2009, potential stock based performance awards totaled 565,165, which vest on December 31, 2010. Expense for the three and nine month periods ended September 30, 2009 was €388 and €327, respectively (2008 — €175 and €429).
The fair value of performance stock is determined based upon the number of shares awarded and the quoted price of the Company’s stock. Performance stock generally cliff vest three years from the award date. As of September 30, 2009, no performance stock had vested. During the three month period ended September 30, 2009, nil performance stock was cancelled. During the nine month period ended September 30, 2009, 39,991 performance stock were forfeited due to the departure of an employee. On April 28, 2009, 34,542 performance stock were awarded to two employees.
Restricted Stock
The fair value of restricted stock is determined based upon the number of shares granted and the quoted price of the Company’s stock on the date of grant. Restricted stock generally vests over one year. Expense is recognized on a straight-line basis over the vesting period. Expense recognized for the three and nine months ended September 30, 2009 was €2 and €49, respectively (2008 — €38 and €139).
As at September 30, 2009, the total remaining unrecognized compensation cost related to restricted stock amounted to approximately €9 (2008 — €82), which will be amortized over their remaining vesting period.
During the three and nine month periods ended September 30, 2009, 21,000 restricted stock awards were granted (2008 — nil and 21,000). There were nil restricted stock awards cancelled during the three and nine month periods ended September 30, 2009 (2008 — nil).
FORM 10-Q
QUARTERLY REPORT — PAGE 13

MERCER INTERNATIONAL INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands of Euros, except per share data)
Note 2. Stock-Based Compensation (continued)
Stock Options
During the three and nine month periods ended September 30, 2009 and 2008, no options were exercised, cancelled, expired or granted.
Note 3. Net Income (Loss) Per Share Attributable to Common Shareholders

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net income (loss) attributable to common shareholders — basic and diluted	€(14,112)	€(17,173)	€(64,938)	€(13,433)

Net income (loss) per share attributable to common shareholders:
Basic and diluted	€(0.39)	€(0.47)	€(1.79)	€(0.37)

Weighted average number of common shares outstanding:
Basic (1)	36,306,027	36,276,693	36,293,489	36,276,693
Effect of dilutive instruments:
Performance rights	—	—	—	—
Stock options and restricted stock	—	35,263	—	85,433

Diluted	36,306,027	36,311,956	36,293,489	36,362,126

(1)	The basic weighted average number of shares excludes performance and restricted stock which have been issued, but have not vested as at September 30, 2009 and 2008.
The calculation of diluted net income (loss) per share attributable to common shareholders does not assume the exercise of stock options and awards or the conversion of convertible notes that would have an anti-dilutive effect on earnings per share.
Stock options excluded from the calculation of diluted net income (loss) per share attributable to common shareholders because they are anti-dilutive represented 928,334 for the three month period ended September 30, 2009 (2008 — 828,334) and 928,334 for the nine month period ended September 30, 2009 (2008 — 98,334). Restricted stock excluded from the calculation of diluted net income (loss) per share attributable to common shareholders because they are anti-dilutive represented 21,000 shares for the three month period ended September 30, 2009 (2008 — 24,470) and 21,000 shares for the nine month period ended September 30, 2009 (2008 — 38,288).
Shares associated with the convertible notes excluded from the calculation of diluted net income (loss) per share attributable to common shareholders because they are anti-dilutive represented 8,678,065 for the three and nine month periods ended September 30, 2009 (2008 — 8,678,065).
Performance stock excluded from the calculation of diluted net income (loss) per share attributable to common shareholders because they are anti-dilutive represented 369,924 shares for the three and nine month periods ended September 30, 2009 (2008 — 372,642).
FORM 10-Q
QUARTERLY REPORT — PAGE 14

MERCER INTERNATIONAL INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands of Euros, except per share data)
Note 4. Inventories

	September 30, 2009	December 31, 2008

Raw materials	€25,243	€38,225
Finished goods	20,264	37,881
Work in process and other	22,952	22,351

	€68,459	€98,457

Note 5. Debt
Debt consists of the following:

	September 30, 2009	December 31, 2008
Note payable to bank, included in a total loan facility of €827,950 to finance the construction related to the Stendal mill (a)	€514,574	€531,073
Senior notes due February 2013, interest at 9.25% accrued and payable semi-annually, unsecured (b)	211,893	222,718
Subordinated convertible notes due October 2010, interest at 8.5% accrued and payable semi-annually (c)	45,971	48,319
Credit agreement with a lender with respect to a revolving credit facility of C$40 million (d)	14,025	18,186
Loan payable to the noncontrolling shareholder of the Stendal mill (e) (Note 10)	35,441	34,122
Credit agreement with a bank with respect to a revolving credit facility of €25,000 (f)	—	—
Investment loan agreement with a lender with respect to the wash press project at the Rosenthal mill of €4,354 (g)	1,869	—

	823,773	854,418
Less: current portion	(28,470)	(16,500)

Debt, less current portion	€795,303	€837,918

Certain of the Company’s debt agreements were issued under an indenture which, among other things, restricts its ability and the ability of its restricted subsidiaries to make certain payments. These limitations are subject to other important qualifications and exceptions. As at September 30, 2009, the Company was in compliance with the terms of the indenture.
FORM 10-Q
QUARTERLY REPORT — PAGE 15

MERCER INTERNATIONAL INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands of Euros, except per share data)
Note 5. Debt (continued)
The Company made scheduled principal repayments under these facilities of €34,023 in 2008, and €32,049 during the nine months ended September 30, 2009. As of September 30, 2009, the principal maturities of debt are as follows:

Matures	Amount

2009	€—
2010(1)	74,441
2011	24,223
2012	24,868
2013	251,893
Thereafter	448,348

€823,773

(1)	Includes revolving credit facility principal amounts totalling €14,025.
(a)	Note payable to bank, included in a total loan facility of €827,950 to finance the construction related to the Stendal mill (“Stendal Loan Facility”), interest at rates varying from Euribor plus 0.90% to Euribor plus 1.50% (rates on amounts of borrowing at September 30, 2009 range from 1.92% to 2.52%), principal due in required installments beginning September 30, 2006 until September 30, 2017, collateralized by the assets of the Stendal mill, and at September 30, 2009, restricted cash amounting to €nil, with 48% and 32% guaranteed by the Federal Republic of Germany and the State of Saxony-Anhalt, respectively, of up to €484,573 of outstanding principal, subject to a debt service reserve account required to pay amounts due in the following twelve months under the terms of the Stendal Loan Facility; payment of dividends is only permitted if certain cash flow requirements are met.

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
FORM 10-Q
QUARTERLY REPORT — PAGE 16

MERCER INTERNATIONAL INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands of Euros, except per share data)
Note 5. Debt (continued)
(c)	As at September 30, 2009, the subordinated convertible notes had approximately $67.3 million of principal outstanding. The subordinated convertible notes are due October 2010, bear interest at 8.5% accrued and payable semi-annually, are convertible at any time by the holder into common shares of the Company at $7.75 per share and are unsecured. The Company may redeem for cash all or a portion of these notes at any time at 100% of the principal amount of the notes plus accrued and unpaid interest up to the redemption date. The holders of the convertible notes will have the option to require the Company to purchase for cash all or a portion of the notes not previously redeemed upon a specified change of control at a price equal to 100% of the principal.
(d)	Credit agreement with respect to a revolving credit facility of C$40 million for the Celgar mill, on a three year term. Borrowings under the credit agreement are collateralized by the mill’s inventory and receivables; and are restricted by a borrowing base calculated on the mill’s inventory and receivables. Canadian dollar denominated amounts bear interest at bankers acceptance plus 2.25% or Canadian prime plus 0.50%. U.S. dollar denominated amounts bear interest at LIBOR plus 2.25% or U.S. base plus 0.50%. As at September 30, 2009, this facility was drawn by C$22.0 million and was accruing interest at a rate of approximately 2.66%. The credit agreement matures May 19, 2010, but is subject to a one-year extension.
(e)	Loan payable to the noncontrolling shareholder of the Stendal mill bears interest at 7%, and is accrued semi-annually. The loan payable is unsecured, subordinated to all liabilities of the Stendal mill, and is due in 2017. The balance includes principal and accrued interest.
(f)	On August 19, 2009 the Company finalized an agreement with its lenders relating to the working capital facility at the Rosenthal mill. The working capital facility refinancing was completed with a new €25,000 replacement revolving facility set to mature in December 2012. Borrowings under the credit agreement are collateralized by the mill’s inventory and receivables and bear interest at Euribor plus 3.55%.
(g)	On August 19, 2009 the Company finalized an investment loan agreement with a lender relating to the new wash press at the Rosenthal mill. The four-year amortizing investment loan was completed with a €4,354 borrowing base bearing interest at the rate of Euribor plus 2.75%. Borrowings under this agreement are secured by the new wash press equipment. As at September 30, 2009, this facility was drawn by €1,869 and was accruing interest at a rate of 3.79%.
FORM 10-Q
QUARTERLY REPORT — PAGE 17

MERCER INTERNATIONAL INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands of Euros, except per share data)
Note 6. Derivative Transactions
The Company is exposed to certain market risks relating to its ongoing business. The Company seeks to manage these risks through internal risk management policies as well as, from time to time, the use of derivatives. Currently, the primary risk managed using derivative instruments is interest rate risk.
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
The Company recognized an unrealized loss of €3,327 and €10,889, with respect to these interest rate swaps for the three and nine months ended September 30, 2009, respectively (2008 — Unrealized loss of €8,215 and an unrealized gain of €4,515), in “Unrealized gain (loss) on derivative instruments” in the Interim Consolidated Statement of Operations. The guidance outlined in ASC 815, originally released as FAS 133, Accounting for Derivative Instruments and Hedging Activities, requires companies to recognize all derivative instruments at their fair value in the consolidated balance sheet. Accordingly, the fair value of the interest rate swap is presented in “Unrealized interest rate derivative losses” within the long-term liabilities section in the Interim Consolidated Balance Sheets, which currently amounts to a cumulative unrealized loss of €58,001 (2008 — €47,112).
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
Pension benefits are based on employees’ earnings and years of service. The Celgar Plans are funded by contributions from the Company based on actuarial estimates and statutory requirements. Pension contributions for the three and nine month periods ended September 30, 2009 totaled €107 and €693, respectively (2008 — €402 and €1,527).
The Company anticipates based on actuarial estimates that it will make contributions to the defined benefit pension plan of approximately €914 in 2009.
Effective December 31, 2008, the defined benefit plan was closed to new members. In addition, the defined benefit service accrual ceased on December 31, 2008, and members began to receive pension benefits, at a fixed contractual rate, under a new defined contribution plan effective January 1, 2009.
FORM 10-Q
QUARTERLY REPORT — PAGE 19

MERCER INTERNATIONAL INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands of Euros, except per share data)
Note 7. Pension and Other Post-Retirement Benefit Obligations (continued)

	Three Months Ended September 30,
	2009		2008
		Post-		Post-
	Pension	Retirement	Pension	Retirement
	Benefits	Benefits	Benefits	Benefits

Service cost	€14	€86	€197	€125
Interest cost	382	205	339	200
Expected return on plan assets	(321)	—	(385)	—
Recognized net loss (gain)	36	(60)	—	21

Net periodic benefit cost	€111	€231	€151	€346

	Nine Months Ended September 30,
	2009		2008
		Post-		Post-
	Pension	Retirement	Pension	Retirement
	Benefits	Benefits	Benefits	Benefits

Service cost	€42	€253	€596	€379
Interest cost	1,129	606	1,025	605
Expected return on plan assets	(949)	—	(1,165)	—
Recognized net loss (gain)	105	(176)	—	62

Net periodic benefit cost	€327	€683	€456	€1,046

Note 8. Share Capital
Common shares
The Company has authorized 200,000,000 common shares (2008 — 200,000,000) with a par value of $1 per share. As at September 30, 2009, the Company had 36,443,487 (2008 — 36,422,487) common shares issued and outstanding.
Preferred shares
The Company has authorized 50,000,000 preferred shares (2008 — 50,000,000) with $1 par value issuable in series, of which 2,000,000 shares have been designated as Series A. The preferred shares may be issued in one or more series and with such designations and preferences for each series as shall be stated in the resolutions providing for the designation and issue of each such series adopted by the Board of Directors of the Company. The Board of Directors is authorized by the Company’s articles of incorporation to determine the voting, dividend, redemption and liquidation preferences pertaining to each such series. As at September 30, 2009, no preferred shares had been issued by the Company.
FORM 10-Q
QUARTERLY REPORT — PAGE 20

MERCER INTERNATIONAL INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands of Euros, except per share data)
Note 9. Financial Instruments
The Company adopted the guidance outlined in ASC 820-10-65-1, originally released as FSP FAS 157-2, effective April 1, 2009. The adoption of this guidance resulted in additional disclosure of fair value information for all interim reporting periods. The additional fair value information includes the fair value and the carrying amount of financial instruments, and the methods and significant assumptions used to estimate the fair value of financial instruments.
The fair value of financial instruments at September 30, 2009 and December 31, 2008 is summarized as follows:

	September 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Cash and cash equivalents	€51,275	€51,275	€42,452	€42,452
Cash, restricted	—	—	13,000	13,000
Investments	133	133	419	419
Receivables	73,133	73,133	100,158	100,158
Notes receivable	3,421	3,421	4,171	4,171
Accounts payable and accrued expenses	99,292	99,292	87,517	87,517
Debt	823,773	683,899	854,418	704,901
Interest rate derivative contracts — liability	58,001	58,001	47,112	47,112
The carrying value of cash and cash equivalents, restricted cash and accounts payable and accrued expenses approximates the fair value due to the immediate or short-term maturity of these financial instruments. The carrying value of receivables approximates the fair value due to their short-term nature and historical collectability. The fair value of notes receivable was estimated using discounted cash flows at prevailing market rates. The fair value of debt reflects recent market transactions and discounted cash flow estimates. The fair value of the interest rate derivatives is based on current interest rates. These values represent the estimated amount the Company would receive or pay to terminate agreements taking into consideration current interest rates and the creditworthiness of the counterparties.
The Company adopted the guidance outlined in ASC 820, originally released as FAS 157, Fair Value Measurements, effective January 1, 2008. The adoption of this guidance resulted in no impact on the Company’s Consolidated Balance Sheet or the Consolidated Statement of Operations.
The fair value methodologies and, as a result, the fair value of the Company’s investments and derivative instruments are determined based on the fair value hierarchy provided in ASC 820. The fair value hierarchy per ASC 820 is as follows:
Level 1 — Valuations based on quoted prices in active markets for identical assets and liabilities.
FORM 10-Q
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
The following table presents a summary of the Company’s outstanding financial instruments and their estimated fair values under the hierarchy defined in ASC 820:

	Fair value measurements at September 30, 2009 using:
	Quoted prices in
	active markets for	Significant other	Significant
	identical assets	observable inputs	unobservable inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total

Assets
Investments (a)	€133	€—	€—	€133

Liabilities
Derivatives (b) - Interest rate swaps	€—	€58,001	€—	€58,001

(a)	Based on observable market data.

(b)	Based on observable inputs for the liability (interest rates and yield curves observable at specific intervals).
FORM 10-Q
QUARTERLY REPORT — PAGE 22

MERCER INTERNATIONAL INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands of Euros, except per share data)
Note 10. Noncontrolling Interest
The Company adopted the guidance outlined in ASC 810-10-65, originally released as FAS 160, on January 1, 2009. The adoption of this guidance resulted in retrospective presentation and disclosure changes to the December 31, 2008 Consolidated Balance Sheet. These changes are denoted in the table below:
Excerpt from Consolidated Balance Sheet

	Balance as at	Application of new	Revised balance as at
	December 31, 2008	accounting standard	December 31, 2008
Description		(a)	(b)

Long-term liabilities
Debt, less current portion	€803,796	€34,122	€837,918

Total liabilities	985,375	34,122	1,019,497

Equity
Shareholders’ equity
Share capital	202,844	—	202,844
Paid-in capital	299	—	299
Retained earnings (deficit)	(35,046)	—	(35,046)
Accumulated other comprehensive income	(1,872)	—	(1,872)

Total shareholders’ equity	166,225	—	166,225
Noncontrolling interest	—	(34,122)	(34,122)

Total equity	166,225	(34,122)	132,103

Total liabilities and equity	€1,151,600	€—	€1,151,600

(a)	As at December 31, 2008, the cumulative net losses of the Company’s 70.58% subsidiary (the “Stendal mill”) which were attributable to the noncontrolling shareholder amounted to €34,122, and were applied to the loans payable to the noncontrolling shareholder. The net obligation reported at December 31, 2008 was nil. In accordance with ASC 810-10-65, the noncontrolling shareholder’s equity interest is required to be reclassified to equity in the Consolidated Balance Sheet. As a result, the Company retrospectively applied this presentation and disclosure requirement.

(b)	Revised balance as at December 31, 2008 represents the Company’s Consolidated Balance Sheet reclassified in accordance with ASC 810-10-65.
Commencing January 1, 2009, the Company followed the guidance in ASC 810-10-65, and applied any accounting changes on a prospective basis. Pursuant to the new guidance, the noncontrolling shareholder will be attributed its share of losses even if that attribution results in a net deficit balance.
FORM 10-Q
QUARTERLY REPORT — PAGE 23

MERCER INTERNATIONAL INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands of Euros, except per share data)
Note 10. Noncontrolling Interest (continued)
Previously, Stendal mill losses in excess of the noncontrolling shareholder’s equity interest were attributable to the Company. The resulting impact of this change in accounting is the recognition of approximately €790 and €10,835 loss by the noncontrolling shareholder for the three and nine month periods ended September 30, 2009, respectively. The Company’s net loss attributable to common shareholders for the three and nine month periods ended September 30, 2009 would have increased by €790 and €10,835, to a net loss of €14,902 and €75,773 had the Company not adopted the new guidance, resulting in an increase in the net loss per share attributable to the common shareholders of €0.02 and €0.30 per share, respectively.
On March 13, 2009, the Company made a €10,000 capital contribution to the Stendal mill, of which €2,582 related to an increase in the Stendal mill’s stated capital, diluting the interest held by the noncontrolling shareholder and resulting in a 4.32% increase in the Company’s equity ownership in the Stendal mill from 70.58% to 74.90%. Pursuant to ASC 810-10-65, the increase in equity ownership was accounted for as an equity transaction. The carrying amount of the Company’s shareholders’ equity was adjusted to reflect the 4.32% increase of ownership interest in the Stendal mill. As a result, the noncontrolling deficit and the Company’s Additional Paid-in Capital were reduced by €6,161.
Note 11. Commitments and Contingencies
During the year, as part of the new Green Energy project for the Celgar mill, the Company entered into a number of contracts for the purchase of a new 48 megawatt condensing turbine-generator set, as well as other related equipment commitments. As at September 30, 2009, the value of the contracts committed was approximately €6,900 (C$11.0 million).
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
Note 12. Subsequent Events
The Company has evaluated subsequent events up to November 6, 2009, the date the financial statements were issued.
FORM 10-Q
QUARTERLY REPORT — PAGE 24

MERCER INTERNATIONAL INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands of Euros, except per share data)
Note 13. Restricted Group Supplemental Disclosure
The terms of the indenture governing our 9.25% senior unsecured notes require that we provide the results of operations and financial condition of Mercer International Inc. and our restricted subsidiaries under the indenture, collectively referred to as the “Restricted Group”. As at and during the three and nine months ended September 30, 2009 and 2008, the Restricted Group was comprised of Mercer International Inc., certain holding subsidiaries and our Rosenthal and Celgar mills. The Restricted Group excludes the Stendal mill.
Combined Condensed Balance Sheet

	September 30, 2009
	Restricted	Unrestricted		Consolidated
	Group	Subsidiaries	Eliminations	Group
ASSETS
Current assets
Cash and cash equivalents	€25,294	€25,981	€-	€51,275
Cash, restricted	—	—	—	—
Receivables	32,382	40,751	—	73,133
Inventories	51,395	17,064	—	68,459
Prepaid expenses and other	3,377	2,235	—	5,612

Total current assets	112,448	86,031	—	198,479

Property, plant and equipment	362,748	512,082	—	874,830
Other	2,840	4,952	—	7,792
Deferred income tax	2,232	—	—	2,232
Due from unrestricted group	70,376	—	(70,376)	—
Note receivable, less current portion	2,316	—	—	2,316

Total assets	€552,960	€603,065	€(70,376)	€1,085,649

LIABILITIES
Current liabilities
Accounts payable and accrued expenses	€58,995	€40,297	€-	€99,292
Pension and other post-retirement benefit obligations, current portion	554	—	—	554
Debt, current portion	14,553	13,917	—	28,470

Total current liabilities	74,102	54,214	—	128,316

Debt, less current portion	259,205	536,098	—	795,303
Due to restricted group	—	70,376	(70,376)	—
Unrealized interest rate derivative losses	—	58,001	—	58,001
Pension and other post-retirement benefit obligations	14,245	—	—	14,245
Capital leases and other	6,198	3,169	—	9,367

Total liabilities	353,750	721,858	(70,376)	1,005,232

EQUITY
Total shareholders’ equity (deficit)	199,210	(79,637)	—	119,573
Noncontrolling interest (deficit)	—	(39,156)	—	(39,156)

Total liabilities and equity	€552,960	€603,065	€(70,376)	€1,085,649

FORM 10-Q
QUARTERLY REPORT — PAGE 25

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

FORM 10-Q
QUARTERLY REPORT — PAGE 26

MERCER INTERNATIONAL INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands of Euros, except per share data)
Note 13. Restricted Group Supplemental Disclosure (continued)
Combined Condensed Statements of Operations

	Three Months Ended September 30, 2009
	Restricted	Unrestricted		Consolidated
	Group	Subsidiaries	Eliminations	Group
Revenues
Pulp	€79,213	€66,644	€—	€145,857
Energy	3,201	7,173	—	10,374

	82,414	73,817	—	156,231

Operating costs	78,360	58,206	—	136,566
Operating depreciation and amortization	6,816	6,569	—	13,385
Selling, general and administrative expenses and other	3,824	2,949	—	6,773

	89,000	67,724	—	156,724

Operating income (loss)	(6,586)	6,093	—	(493)

Other income (expense)
Interest expense	(6,546)	(10,674)	1,135	(16,085)
Investment income (loss)	1,112	43	(1,135)	20
Foreign exchange gain (loss) on debt	3,779	—	—	3,779
Unrealized gain (loss) on derivative instruments	—	(3,327)	—	(3,327)

Total other income (expense)	(1,655)	(13,958)	—	(15,613)

Income (loss) before income taxes	(8,241)	(7,865)	—	(16,106)
Income tax benefit (provision)	108	(51)	—	57

Net income (loss)	(8,133)	(7,916)	—	(16,049)
Less: net (income) loss attributable to noncontrolling interest	—	1,937	—	1,937

Net income (loss) attributable to common shareholders	€(8,133)	€(5,979)	€—	€(14,112)

	Three Months Ended September 30, 2008
	Restricted	Unrestricted		Consolidated
	Group	Subsidiaries	Eliminations	Group
Revenues
Pulp	€102,604	€75,999	€—	€178,603
Energy	2,316	3,909	—	6,225

	104,920	79,908	—	184,828

Operating costs	91,034	59,953	—	150,987
Operating depreciation and amortization	7,333	6,700	—	14,033
Selling, general and administrative expenses	6,585	3,369	—	9,954

	104,952	70,022	—	174,974

Operating income (loss)	(32)	9,886	—	9,854

Other income (expense)
Interest expense	(6,687)	(10,719)	982	(16,424)
Investment income (loss)	1,679	(2,728)	(982)	(2,031)
Foreign exchange gain (loss) on debt	(9,560)	—	—	(9,560)
Unrealized gain (loss) on derivative instruments	—	(8,215)	—	(8,215)

Total other income (expense)	(14,568)	(21,662)	—	(36,230)

Income (loss) before income taxes	(14,600)	(11,776)	—	(26,376)
Income tax benefit (provision)	5,173	740	—	5,913

Net income (loss)	(9,427)	(11,036)	—	(20,463)
Less: net (income) loss attributable to noncontrolling interest	—	3,290	—	3,290

Net income (loss) attributable to common shareholders	€(9,427)	€(7,746)	€—	€(17,173)

FORM 10-Q
QUARTERLY REPORT — PAGE 27

MERCER INTERNATIONAL INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands of Euros, except per share data)
Note 13. Restricted Group Supplemental Disclosure (continued)
Combined Condensed Statements of Operations

	Nine Months Ended September 30, 2009
	Restricted	Unrestricted		Consolidated
	Group	Subsidiaries	Eliminations	Group
Revenues
Pulp	€230,672	€191,740	€—	€422,412
Energy	11,162	21,113	—	32,275

	241,834	212,853	—	454,687

Operating costs	230,489	187,107	—	417,596
Operating depreciation and amortization	20,408	19,917	—	40,325
Selling, general and administrative expenses and other	12,540	6,868	—	19,408

	263,437	213,892	—	477,329

Operating income (loss)	(21,603)	(1,039)	—	(22,642)

Other income (expense)
Interest expense	(20,775)	(31,543)	3,365	(48,953)
Investment income (loss)	3,262	(2,941)	(3,365)	(3,044)
Foreign exchange gain (loss) on debt	4,533	—	—	4,533
Unrealized gain (loss) on derivative instruments	—	(10,889)	—	(10,889)

Total other income (expense)	(12,980)	(45,373)	—	(58,353)

Income (loss) before income taxes	(34,583)	(46,412)	—	(80,995)
Income tax benefit (provision)	(833)	5,695	—	4,862

Net income (loss)	(35,416)	(40,717)	—	(76,133)
Less: net (income) loss attributable to noncontrolling interest	—	11,195	—	11,195

Net income (loss) attributable to common shareholders	€(35,416)	€(29,522)	€—	€(64,938)

	Nine Months Ended September 30, 2008
	Restricted	Unrestricted		Consolidated
	Group	Subsidiaries	Eliminations	Group
Revenues
Pulp	€301,400	€226,889	€—	€528,289
Energy	7,996	12,010	—	20,006

	309,396	238,899	—	548,295

Operating costs	262,308	184,803	—	447,111
Operating depreciation and amortization	21,528	20,140	—	41,668
Selling, general and administrative expenses and other	15,194	9,609	—	24,803

	299,030	214,552	—	513,582

Operating income (loss)	10,366	24,347	—	34,713

Other income (expense)
Interest expense	(19,769)	(32,200)	2,912	(49,057)
Investment income (loss)	4,972	(2,360)	(2,912)	(300)
Foreign exchange gain (loss) on debt	(3,181)	(110)	—	(3,291)
Unrealized gain (loss) on derivative instruments	—	4,515	—	4,515

Total other income (expense)	(17,978)	(30,155)	—	(48,133)

Income (loss) before income taxes	(7,612)	(5,808)	—	(13,420)
Income tax benefit (provision)	1,716	(4,766)	—	(3,050)

Net income (loss)	(5,896)	(10,574)	—	(16,470)
Less: net (income) loss attributable to noncontrolling interest	—	3,037	—	3,037

Net income (loss) attributable to common shareholders	€(5,896)	€(7,537)	€—	€(13,433)

FORM 10-Q
QUARTERLY REPORT — PAGE 28

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
In this document: (i) unless the context otherwise requires, references to “we”, “our”, “us”, the “Company” or “Mercer” mean Mercer International Inc. and its subsidiaries; (ii) references to “Mercer Inc.” mean the Company excluding its subsidiaries; (iii) information is provided as of September 30, 2009, unless otherwise stated; (iv) all references to monetary amounts are to “Euros”, the lawful currency adopted by most members of the European Union, unless otherwise stated; (v) “€” refers to Euros, “$” refers to U.S. dollars and “C$” refers to Canadian dollars; (vi) “ADMTs” refers to air-dried metric tonnes; and (v) “MW” and “MWh” means Megawatts and Megawatts per hour, being common measures of energy production and sales.
Results of Operations
General
We operate three NBSK pulp mills through our wholly owned subsidiaries, Rosenthal and Celgar, and our 74.9% owned subsidiary, Stendal, which have a consolidated annual production capacity of approximately 1.5 million ADMTs.
The following discussion and analysis of our results of operations and financial condition for the three and nine months ended September 30, 2009 should be read in conjunction with our interim consolidated financial statements and related notes included in this quarterly report, as well as our most recent annual report on Form 10-K for the fiscal year ended December 31, 2008 filed with the SEC.
Current Market Environment
Pulp markets strengthened in the third quarter of 2009 as historically low global inventories, in particularly for bleached softwood kraft pulp, and strong demand from China helped support upward pricing momentum. Despite such pricing gains however, pulp prices in the current quarter were still well below prices in the same period last year.
FORM 10-Q
QUARTERLY REPORT — PAGE 29

Third Quarter and Nine Month Operational Snapshot
Selected production, sales and exchange rate data for the three and nine months ended September 30, 2009 and 2008 is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Pulp Production (‘000 ADMTs)	345.8	368.4	1,040.6	1,086.1
Scheduled Production Downtime (‘000 ADMTs)	35.4	9.0	38.1	26.0
Pulp Sales (‘000 ADMTs)	361.6	363.8	1,093.7	1,059.2
Pulp Revenues (in millions)	€145.9	€178.6	€422.4	€528.3
NBSK pulp list prices in Europe ($/ADMT)	$693	$878	$627	$886
NBSK pulp list prices in Europe (€/ADMT)	€485	€585	€459	€582
Average pulp sales realizations (€/ADMT)(1)	€397	€484	€380	€493

Energy Production (‘000 MWh)	354.4	377.3	1,086.7	1,107.8
Energy Sales (‘000 MWh)	121.8	119.5	362.6	348.2
Energy Revenue (in millions)	€10.4	€6.2	€32.3	€20.0
Average energy sales realizations (€/MWh)	€85	€52	€89	€57

Average Spot Currency Exchange Rates(2)
€ / $	0.6990	0.6658	0.7323	0.6572
C$ / $	1.0974	1.0416	1.1699	1.0185
C$ / €	1.5694	1.5620	1.5934	1.5486

(1)	List price less discounts and commissions.

(2)	Average Bank of Canada noon spot rates over the reporting period.
Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008
Pulp revenues for the three months ended September 30, 2009 decreased by approximately 18.3% to €145.9 million from €178.6 million in the comparative quarter of 2008, primarily due to lower pulp prices. Revenues from the sale of excess energy increased by approximately 67.7% in the third quarter to €10.4 million from €6.2 million in the same quarter last year as a result of the higher tariffs in effect under Germany’s Renewable Energy Resources Act.
Pulp sales volume decreased slightly to 361,627 ADMTs in the current quarter from 363,775 ADMTs in the comparative period of 2008. In the third quarter of 2009, average pulp sales realizations decreased by approximately 18.0% to €397 per ADMT from €484 per ADMT in the same period last year, primarily due to lower pulp prices.
Pulp prices in the third quarter of 2009 were lower than in the same period last year due to continued weakness in pulp markets. List prices for NBSK pulp in Europe were approximately €485 ($693) per ADMT in the current quarter compared to approximately €585 ($878) per ADMT in the third quarter of 2008.
Pulp production decreased to 345,833 ADMTs in the current quarter from 368,378 ADMTs in the same quarter of 2008 primarily as a result of 30 days of scheduled maintenance shutdowns at our German mills. In the comparative quarter of 2008, we had only ten days of scheduled maintenance downtime.
FORM 10-Q
QUARTERLY REPORT — PAGE 30

During the third quarter of 2009, our pulp inventories decreased by approximately 22.2% to €20.3 million from €26.1 million at the end of the prior quarter, primarily due to lower production as a result of the scheduled maintenance shutdowns at our German mills. Our raw material inventories increased to €25.2 million in the current quarter from €21.0 million at the end of the second quarter of 2009 as a result of lower production and commencement of our regular seasonal build-up.
Costs and expenses in the third quarter of 2009 decreased to €156.7 million from €175.0 million in the comparative period of 2008, primarily due to lower pulp production and operating costs.
In the third quarter of 2009, operating depreciation and amortization decreased slightly to €13.4 million from €14.0 million in the same quarter last year.
Overall, our fiber costs decreased by approximately 17.9% in the third quarter of 2009 from the same period in 2008. Fiber costs at our German mills were lower as demand from the European board industry remains limited. At our Celgar mill, fiber costs continue to benefit from improved woodroom performance and decreased reliance on fiber sourced from third party field chippers. As we move into the final quarter of the year, we expect some upward pressure in pricing for our German mills due to restocking by pulp and paper producers, seasonal demand for firewood and low harvesting rates.
For the third quarter of 2009, we recorded an operating loss of €0.5 million compared to operating income of €9.9 million in the comparative quarter of 2008, primarily due to lower price realizations.
Interest expense in the third quarter of 2009 decreased marginally to €16.1 million from €16.4 million in the comparative quarter of 2008.
Our Stendal mill recorded an unrealized loss of €3.3 million on its interest rate derivatives at the end of the current quarter, compared to an unrealized loss of €8.2 million in the same period last year.
In the third quarter of 2009, we recorded a foreign exchange gain of €3.8 million on our foreign currency denominated debt compared to a loss of €9.6 million in the same period of 2008.
In the third quarter of 2009, the noncontrolling shareholder’s interest in the Stendal mill’s loss was €1.9 million, compared to €3.3 million in the same quarter last year.
We reported a net loss attributable to common shareholders for the third quarter of 2009 of €14.1 million, or €0.39 per basic and diluted share. In the third quarter of 2008, net loss attributable to common shareholders was €17.2 million, or €0.47 per basic and diluted share. We adopted the guidance in ASC 810-10-65 regarding “noncontrolling interest” on January 1, 2009. This adoption resulted in retrospective presentation and disclosure changes to our December 31, 2008 consolidated balance sheet. Additionally, commencing January 1, 2009, we have followed such guidance prospectively. For more information, please see Note 10 to the interim consolidated financial statements included elsewhere herein.
Operating EBITDA in the third quarter of 2009 was €13.0 million compared to Operating EBITDA of €3.9 million in the prior quarter and €24.0 million in the third quarter of 2008. Operating EBITDA is defined as operating income (loss) plus depreciation and amortization and non-recurring capital asset impairment charges. Management uses Operating EBITDA as a benchmark measurement of its own operating results, and as a benchmark relative to its competitors. Management considers it to be a meaningful supplement to operating income as a performance measure primarily because depreciation expense and non-recurring capital asset impairment charges are not an actual cash cost, and depreciation expense varies widely from company to company in a manner that management considers largely independent of the underlying cost efficiency of their operating facilities. In addition, we believe Operating EBITDA is commonly used by securities analysts, investors and other interested parties to evaluate our financial performance.
FORM 10-Q
QUARTERLY REPORT — PAGE 31

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
The following table provides a reconciliation of net income (loss) attributable to common shareholders to operating income (loss) and Operating EBITDA for the periods indicated:

	Three Months Ended
	September 30,
	2009	2008
	(in thousands)
Net income (loss) attributable to common shareholders	€(14,112)	€(17,173)
Net income (loss) attributable to noncontrolling interest	(1,937)	(3,290)
Income taxes (benefits)	(57)	(5,913)
Interest expense	16,085	16,424
Investment (income) loss	(20)	2,031
Foreign exchange (gain) loss on debt	(3,779)	9,560
Unrealized (gain) loss on derivative instruments	3,327	8,215

Operating income (loss)	(493)	9,854
Add: Depreciation and amortization	13,447	14,103

Operating EBITDA	€12,954	€23,957

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008
Pulp revenues for the nine months ended September 30, 2009 decreased by approximately 20.1% to €422.4 million from €528.3 million in the comparative period of 2008, primarily due to lower pulp prices. Revenues from the sale of excess energy increased by approximately 61.5% in the first nine months of 2009 to €32.3 million from €20.0 million in the same period last year as our German mills benefit from the higher biomass energy tariffs under Germany’s Renewable Energy Resources Act.
FORM 10-Q
QUARTERLY REPORT — PAGE 32

Pulp sales volume increased to 1,093,664 ADMTs in the first nine months of 2009 from 1,059,212 ADMTs in the comparative period of 2008, primarily as a result of strong sales to China in the second and third quarters. In the first nine months of 2009, average pulp sales realizations decreased by approximately 22.9% to €380 per ADMT from €493 per ADMT in the same period last year, primarily due to lower pulp prices.
Pulp prices were lower in the first nine months of 2009 as a result of the impact of the global recession on world pulp markets. List prices for NBSK pulp in Europe were approximately €459 ($627) per ADMT in the first nine months of 2009 compared to approximately €582 ($886) per ADMT in the same period of 2008.
Pulp production decreased to 1,040,582 ADMTs in the first nine months of 2009 from 1,086,078 ADMTs in the same period of 2008 primarily as a result of scheduled maintenance shutdowns. We took 33 days of scheduled maintenance downtime at our mills in the first nine months of 2009, compared to 22 days in the same period last year.
Costs and expenses in the first nine months of 2009 decreased to €477.3 million from €513.6 million in the comparative period of 2008, primarily as a result of lower pulp production and operating costs.
In the first nine months of 2009, operating depreciation and amortization decreased slightly to €40.3 million from €41.7 million in the comparative period of 2008.
Overall, our fiber costs decreased by approximately 14.8% in the first nine months of 2009 from the same period in 2008. Fiber costs at our German mills were lower throughout the first nine months of 2009 as a result of sustained weak demand from the European board industry. At our Celgar mill fiber costs are benefiting from efficiency improvements made to the mill’s woodroom and other fiber initiatives. As we move into the fourth quarter, we expect some upward pressure in pricing for our German mills due to restocking by pulp and paper producers, seasonal demand for firewood and low harvesting rates.
For the first nine months of 2009, we recorded an operating loss of €22.6 million compared to operating income of €34.7 million in the comparative period of 2008, primarily due to lower price realizations. We adopted the guidance in ASC 810-10-65 regarding “noncontrolling interest” on January 1, 2009. This adoption resulted in retrospective presentation and disclosure changes to our December 31, 2008 consolidated balance sheet. Additionally, commencing January 1, 2009, we have followed such guidance prospectively. For more information, please see Note 10 to the interim consolidated financial statements included elsewhere herein.
Interest expense in the first nine months of 2009 was largely the same at €49.0 million and €49.1 million in the comparative period of 2008.
Our Stendal mill recorded an unrealized loss of €10.9 million on our interest rate derivatives during the first nine months of 2009 compared to an unrealized gain of €4.5 million in the same period last year.
In the first nine months of 2009, we recorded a gain of €4.5 million on our foreign currency denominated debt compared to a loss of €3.3 million in the same period of 2008.
FORM 10-Q
QUARTERLY REPORT — PAGE 33

In the first nine months of 2009, the noncontrolling shareholder’s interest in the Stendal mill’s loss for the period was €11.2 million, compared to a loss of €3.0 million in the same period last year.
We reported a net loss attributable to common shareholders for the first nine months of 2009 of €64.9 million, or €1.79 per basic and diluted share. In the first nine months of 2008, we reported a net loss attributable to common shareholders of €13.4 million, or €0.37 per basic and diluted share.
In the first nine months of 2009, we reported Operating EBITDA of €17.9 million compared to Operating EBITDA of €76.6 million in the nine months ended September 30, 2008. Operating EBITDA is defined as operating income (loss) plus depreciation and amortization and non-recurring capital asset impairment charges. Operating EBITDA has significant limitations as an analytical tool, and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. See the discussion of our results for the three months ended September 30, 2009 for additional information relating to such limitations and Operating EBITDA.
The following table provides a reconciliation of net income (loss) attributable to common shareholders to operating income (loss) and Operating EBITDA for the periods indicated:

	Nine Months Ended
	September 30,
	2009	2008
	(in thousands)
Net income (loss) attributable to common shareholders	€(64,938)	€(13,433)
Net income (loss) attributable to noncontrolling interest	(11,195)	(3,037)
Income taxes (benefits)	(4,862)	3,050
Interest expense	48,953	49,057
Investment (income) loss	3,044	300
Foreign exchange (gain) loss on debt	(4,533)	3,291
Unrealized (gain) loss on derivative instruments	10,889	(4,515)

Operating income (loss)	(22,642)	34,713
Add: Depreciation and amortization	40,518	41,879

Operating EBITDA	€17,876	€76,592

Liquidity and Capital Resources
The following table is a summary of selected financial information for the periods indicated:

	As at	As at
	September 30,	December 31,
	2009	2008
	(in thousands)
Financial Position
Cash and cash equivalents	€51,275	€42,452
Cash, restricted	—	13,000
Working capital	70,163	154,374
Property, plant and equipment	874,830	881,704
Total assets	1,085,649	1,151,600
Long-term liabilities	876,916	914,970
Total equity	80,417	132,103
FORM 10-Q
QUARTERLY REPORT — PAGE 34

Sources and Uses of Funds
Our principal sources of funds are cash flows from operations, cash on hand, the revolving working capital loan facility for our Celgar mill (“Celgar Loan Facility”), and the new €25.0 million replacement revolving working capital loan facility for our Rosenthal mill (“Rosenthal Loan Facility”) we put into place in the third quarter of 2009. Our principal uses of funds consist of operating and capital expenditures, payments of principal and interest on the project loan facility relating to our Stendal mill (“Stendal Loan Facility”) and interest payments on our outstanding 9.25% senior notes (“Senior Notes”) and 8.5% convertible notes (“Convertible Notes”).
In October 2009 we received notification from the Department of Natural Resources Canada (“NRCan”) that our Celgar mill has been allocated approximately C$57.7 million in credits under the Canadian government’s Pulp and Paper Green Transformation Program (the “GTP”) announced earlier this year. The GTP’s objective is to improve the environmental performance of Canada’s pulp and paper industry by funding, by way of government grants, approved capital projects with environmental benefits, such as investments in energy efficiency. Funding credits under the GTP are based on a mill’s production of black liquor, a byproduct of the pulping process, between January 1 and December 31, 2009. We have submitted the green energy project at the Celgar mill (the “Celgar Energy Project”) for approval as an eligible project under the GTP and if approved expect to complete construction of the Celgar Energy Project with funding from such GTP credits. However, while we believe that the Celgar Energy Project qualifies as an eligible project under the GTP, the timing and final amount of funding the Celgar mill will receive for the Celgar Energy Project will not be known until a contribution agreement with NRCan has been put in place. We currently expect to finalize a contribution agreement in the fourth quarter. In addition we expect that the Celgar Energy Project will not utilize the full amount of credits allocated to the Celgar mill. Any remaining credits will be available for use by the Celgar mill on other eligible projects, until March 31, 2012. We are currently in the process of identifying additional opportunities to utilize such funding.
The credits under the GTP, when received by our Celgar mill, will not be reported in our income but rather will reduce the cost basis of the assets acquired.
The Celgar Energy Project was commenced by our Celgar mill in mid-2008 to increase its production of “green” energy and optimize its power generation capacity. The project includes the installation of a 48 MW condensing turbine, which is expected to bring the mill’s installed generating capacity up to 100 MW, and upgrades to the mill’s bark boiler and steam consuming facilities. In January 2009 the Celgar mill finalized an electricity purchase agreement (the “EPA”), with B.C. Hydro, British Columbia’s primary public utility provider, for the sale of power generated from the Celgar Energy Project. Under the EPA, the Celgar mill is set to supply a minimum of approximately 238,000 MWh of surplus electrical energy annually to the utility over a ten-year term.
If we conclude a contribution agreement with NRCan as currently expected in the fourth quarter of 2009, we expect to complete the Celgar Energy Project in or about July 2010 and commence power sales under the EPA the following month.
Upon completion of the Celgar Energy Project and based upon our Celgar mill operating at or around current production levels, we currently estimate that surplus power sales pursuant to the EPA will generate between approximately C$20.0 to C$25.0 million in annual revenues for our Celgar mill. Such revenues will be generated without any material incremental costs to the mill.
When completed, the Celgar Energy Project is expected to provide the Celgar mill with a new stable revenue source from power sales unrelated to pulp prices. We believe that this revenue source will provide our Celgar mill with a competitive advantage over other older North American pulp mills which do not have the equipment or capacity to produce and/or sell surplus power in a meaningful amount.
As at September 30, 2009, our cash and cash equivalents were €51.3 million, compared to €42.5 million at the end of 2008 and we had working capital of €70.2 million compared to €154.4 million at the end of 2008. The decrease in working capital includes €14.0 million of higher current indebtedness resulting from the reclassification of the Celgar Loan Facility, which matures in May 2010, to a current liability. The lower working capital also reflects improvements in fiber supply chain management and a rebalancing of finished goods inventories from the very high levels we experienced at the end of 2008 amid plummeting world pulp markets.
As at September 30, 2009, we had fully drawn the debt service reserve account (“DSRA”) under the Stendal Loan Facility compared to having restricted cash of €13.0 million in the DSRA at December 31, 2008, in order to partially fund scheduled payments under the Stendal Loan Facility.
The Stendal Loan Facility is provided by a syndicate of eleven financial institutions and the Celgar Loan Facility and Rosenthal Loan Facility are each provided by one financial institution. We have not to date experienced any reductions in credit availability with respect to these loan facilities. However, if any of these financial institutions were to default on their commitment to fund, we could be adversely affected. On November 1, 2009, CIT Group Inc. (“CIT”), which, along with a major Canadian chartered bank, is a joint owner of the lender under our Celgar Loan Facility, filed for Chapter 11 bankruptcy protection in the United States as part of a pre-packaged reorganization plan. None of CIT’s subsidiaries were included in the Chapter 11 filing. As a result, we do not expect CIT’s bankruptcy proceedings to adversely impact the Celgar mill’s ability to access funds under the Celgar Loan Facility.
During the third quarter we completed the refinancing of the Rosenthal Loan Facility, which will now mature in December 2012. As part of this refinancing, Rosenthal also entered into a four-year amortizing €4.4 million term loan (the “Rosenthal Term Loan”) for the financing of approximately 85% of a wash press project at the mill. The Rosenthal Term Loan is repayable in eight equal consecutive semi-annual payments commencing August 2010.
FORM 10-Q
QUARTERLY REPORT — PAGE 35

We are currently working to settle a definitive agreement to, among other things, extend the maturity of the Celgar Loan Facility by about three years. We expect to complete such extension in the fourth quarter of 2009.
Debt Covenants
Our long-term obligations contain various financial tests and covenants customary to these types of arrangements.
As at September 30, 2009, we were in full compliance with all of the covenants of our indebtedness.
Based upon our current forecasts and pulp price assumptions, we believe that when it reports its fiscal 2009 results our Stendal mill likely may not be in compliance with its “debt-to-EBITDA” covenant pursuant to the Stendal Loan Facility calculated for the year ended December 31, 2009. Our Stendal mill intends to review the matter with its lenders and, if required, seek a satisfactory amendment or waiver. In addition, we have the right but not the obligation for a period of 20 business days after notice of breach by the lenders to cure such breach by providing additional equity to Stendal. As the Stendal mill is expected to be in compliance with all of its other obligations pursuant to the Stendal Loan Facility and such facility benefits from governmental guarantees of 80% of the principal amount, we currently believe the mill and its majority lenders will, if required, reach a satisfactory arrangement. However, if the Stendal mill is not in compliance with such covenant, there can be no assurance that the majority lenders under the Stendal Loan Facility will accept or agree to a satisfactory amendment or waiver or that we will be in a position, after notice, to cure the breach. In such case, the lenders under the Stendal Loan Facility will be entitled to pursue their remedies under such facility, including acceleration of the indebtedness. This would have a material adverse effect on the Stendal mill and our results of operations and business. The Stendal Loan Facility is without recourse to the “Restricted Group” which is comprised of Mercer Inc. and the Rosenthal and Celgar mills.
Cash Flow Analysis
     Cash Flows from Operating Activities. We operate in a cyclical industry and our operating cash flows vary accordingly. Our principal operating cash expenditures are for labor, fiber, chemicals and debt service.
     Operating activities provided cash of €40.9 million and €6.5 million in the nine months ended September 30, 2009 and 2008, respectively, primarily as a result of lower pulp inventories. A decrease in receivables provided cash of €29.6 million in the first nine months of 2009, compared to a decrease in receivables providing cash of €7.7 million in the first nine months of 2008. A decrease in inventories before non-cash provisions provided cash of €29.9 million in the first nine months of 2009, compared to an increase in inventories using cash of €27.4 million in the first nine months of 2008. An increase in accounts payable and accrued expenses provided cash of €9.6 million in the first nine months of 2009, compared to an increase in accounts payable and accrued expenses providing cash of €0.04 million in the first nine months of 2008.
     Working capital levels fluctuate throughout the year and are affected by maintenance downtime, changing sales patterns, seasonality and the timing of receivables and the payment of payables and expenses.
     Cash Flows from Investing Activities. Investing activities in the first nine months of 2009 used cash of €5.6 million, compared to providing cash of €10.1 million in the same period of 2008 primarily due to a lower restricted cash balance at September 30, 2009 and the collection of a large note receivable during the comparative period. Capital expenditures in the first nine months of 2009 used cash of €19.5 million compared to €17.1 million in the same period of 2008 and were primarily related to the Celgar Energy Project.
     Cash Flows from Financing Activities. In the first nine months of 2009, financing activities used cash of €27.0 million, compared to using cash of €26.1 million in the same period last year. Net repayment of indebtedness and leases used cash of €22.3 million and €26.1 million in the nine months ended September 30, 2009 and 2008, respectively.
FORM 10-Q
QUARTERLY REPORT — PAGE 36

Capital Resources
Other than commitments totaling approximately €6.9 million relating to the Celgar Energy Project, we have no material commitments to acquire assets or operating businesses. We currently expect to finance the costs to complete the Celgar Energy Project through government funding credits under the GTP.
In light of the ongoing recessionary global economic conditions, our short-term focus is on maintaining the sustainability of our business. In order to meet this objective, we are working to reduce costs, cut discretionary spending, including capital expenditures and are seeking to enhance our liquidity.
Future Liquidity
Our ability to make scheduled payments of principal, pay interest on or to refinance our indebtedness, or to fund planned expenditures will depend on our future performance, which is subject to general economic, financial and other factors that are beyond our control. In particular, our cash from operations is affected by pulp prices. Also, since pulp is generally priced in U.S. dollars, the value of the U.S. dollar to the Euro and the Canadian dollar can materially affect our pulp sales realizations. In the third quarter of 2009, low global inventories and strong demand from China resulted in pulp list prices increasing by about $100 per ADMT. Subsequent to September 30, 2009, producers have announced two additional pulp price increases totaling $70 per ADMT. Although pulp prices have materially improved since mid-2009, they are still well below last year’s levels. As pulp demand and prices are cyclical, there can be no assurance pulp prices will continue to improve or not decrease in the future.
In July 2009 we commenced an exchange offer (the “Exchange Offer”) for any and all of our outstanding Convertible Notes in the principal amount of €46.0 million ($67.3 million) which mature in October 2010. The Exchange Offer expired in September 2009 without any Convertible Notes being tendered. As a result, we are obligated to repay and/or refinance such Convertible Notes on or before October 2010. We intend to use cash on hand, cash from operations and borrowing availability under existing credit facilities to repay and/or refinance such Convertible Notes. We may, if required or deemed prudent, seek to supplement such sources with additional capital from additional new indebtedness or proceeds from equity or equity-linked securities. If we cannot obtain sufficient funds from our expected sources and/or raise such new capital to repay and/or refinance the Convertible Notes, it could have a material adverse effect on our business, operations and our outstanding securities.
Based upon the current level of operations and our current expectations for future periods in light of the current economic environment, and in particular, current and expected pulp pricing and foreign exchange rates, we believe that cash flow from operations and available cash, together with available borrowings will be adequate to meet our liquidity needs in the next 12 months.
Contractual Obligations and Commitments
There were no material changes outside the ordinary course to any of our contractual obligations during the third quarter of 2009.
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
FORM 10-Q
QUARTERLY REPORT — PAGE 37

In the three months ended September 30, 2009, accumulated other comprehensive income increased by €14.5 million which was primarily due to the foreign exchange translation.
Based upon the exchange rate at September 30, 2009, the U.S. dollar weakened by approximately 3.9% in value against the Euro since September 30, 2008. See “Quantitative and Qualitative Disclosures about Market Risk”.
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
Restricted Group Results — Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008
Pulp revenues for the Restricted Group for the three months ended September 30, 2009 decreased by approximately 22.8% to €79.2 million from €102.6 million in the comparative period of 2008, primarily due to lower pulp prices. Revenues from the sale of excess energy increased by approximately 39.1% in the current quarter to €3.2 million from €2.3 million in the same period last year as a result of the higher tariffs in effect for our Rosenthal mill under Germany’s Renewable Energy Resources Act.
Pulp prices were lower in the third quarter of 2009 than in the same period last year due to continued weakness in pulp markets. List prices for NBSK pulp in Europe were approximately €485 ($693) per ADMT in the current quarter compared to approximately €585 ($878) per ADMT in the third quarter of 2008.
Pulp sales volume of the Restricted Group decreased to 197,007 ADMTs in the third quarter of 2009 from 209,288 ADMTs in the comparative period of 2008. In the third quarter of 2009, average pulp sales realizations for the Restricted Group decreased by approximately 17.8% to €402 per ADMT from €489 per ADMT in the same period last year.
Pulp production for the Restricted Group decreased to 192,173 ADMTs in the third quarter of 2009 from 205,628 ADMTs in the same period of 2008, primarily as a result of 21 days of scheduled maintenance shutdown at our Rosenthal mill. In the comparative quarter of 2008, the Restricted Group had only ten days of scheduled maintenance downtime.
Costs and expenses for the Restricted Group in the third quarter of 2009 decreased to €89.0 million from €105.0 million in the comparative period of 2008.
FORM 10-Q
QUARTERLY REPORT — PAGE 38

In the third quarter of 2009 operating depreciation and amortization for the Restricted Group decreased to €6.8 million from €7.3 million in the same period last year.
Overall, fiber costs of the Restricted Group decreased by approximately 21.9% in the third quarter of 2009 versus the same period of 2008. Fiber costs at our Rosenthal mill were lower as demand from the European board industry remains limited. At our Celgar mill fiber costs continue to benefit from improved woodroom performance and decreased reliance on fiber sourced from third party field chippers. As we move into the final quarter of the year, we expect some upward pressure in pricing for our Rosenthal mill due to restocking by pulp and paper producers, seasonal demand for firewood and low harvesting rates.
In the third quarter of 2009, the Restricted Group reported an operating loss of €6.6 million compared to a negligible operating loss in the third quarter of 2008, primarily due to lower price realizations.
Interest expense for the Restricted Group in the third quarter of 2009 decreased slightly to €6.5 million from €6.7 million in the same quarter last year.
In the third quarter of 2009, the Restricted Group recorded a gain on foreign currency denominated debt of €3.8 million, compared to a loss of €9.6 million in the comparative quarter of 2008.
The Restricted Group reported a net loss attributable to common shareholders for the third quarter of 2009 of €8.1 million compared to a net loss attributable to common shareholders of €9.4 million in the same period last year.
In the third quarter of 2009 the Restricted Group reported Operating EBITDA of €0.3 million compared to Operating EBITDA of €7.4 million in the comparative quarter of 2008 and Operating EBITDA loss of €2.7 million in the second quarter of 2009. Operating EBITDA is defined as operating income (loss) plus depreciation and amortization and non-recurring capital asset impairment charges. Operating EBITDA has significant limitations as an analytical tool, and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. See the discussion of our results for the three months ended September 30, 2009 for additional information relating to such limitations and Operating EBITDA.
FORM 10-Q
QUARTERLY REPORT — PAGE 39

The following table provides a reconciliation of net income (loss) attributable to common shareholders to operating income (loss) and Operating EBITDA for the Restricted Group for the periods indicated:

	Three Months Ended
	September 30,
	2009	2008
	(in thousands)
Restricted Group
Net income (loss) attributable to common shareholders(1)	€(8,133)	€(9,427)
Income taxes (benefits)	(108)	(5,173)
Interest expense	6,546	6,687
Investment (income) loss	(1,112)	(1,679)
Foreign exchange (gain) loss on debt	(3,779)	9,560

Operating income (loss)	(6,586)	(32)
Add: Depreciation and amortization	6,878	7,403

Operating EBITDA(1)	€292	€7,371

(1)	See Note 13 of the interim consolidated financial statements included elsewhere herein for a reconciliation to our consolidated results.
Restricted Group Results — Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008
Pulp revenues for the Restricted Group for the nine months ended September 30, 2009 decreased by approximately 23.5% to €230.7 million from €301.4 million in the comparative period of 2008, primarily due to lower pulp prices. Revenues from the sale of excess energy increased by approximately 40.0% in the first nine months of 2009 to €11.2 million from €8.0 million in the same period last year as our Rosenthal mill benefits from the higher tariffs under Germany’s Renewable Energy Resources Act.
Pulp prices were lower in the first nine months of 2009 as a result of the impact of the global recession on world pulp markets. List prices for NBSK pulp in Europe were approximately €459 ($627) per ADMT in the first nine months of 2009 compared to approximately €582 ($886) per ADMT in the same period of 2008. Partially offsetting the decreases in pulp prices has been the stronger U.S. dollar in the period versus the Euro and the Canadian dollar.
Pulp sales volume of the Restricted Group decreased to 594,787 ADMTs in the first nine months of 2009 from 609,564 ADMTs in the comparative period of 2008. In the first nine months of 2009, average pulp sales realizations for the Restricted Group decreased by approximately 21.5% to €387 per ADMT from €493 per ADMT in the same period last year, primarily due to lower pulp list prices.
Pulp production for the Restricted Group decreased to 579,785 ADMTs in the first nine months of 2009 from 610,338 ADMTs in the same period of 2008 primarily as a result of unscheduled production downtime. In the first nine months of 2009, the Restricted Group took 24 days of scheduled maintenance downtime at our Rosenthal mill, compared to a total of 22 days at our Celgar and Rosenthal mills in the same period last year.
Costs and expenses for the Restricted Group in the first nine months of 2009 decreased to €263.4 million from €299.0 million in the comparative period of 2008 primarily because of lower pulp production and operating costs.
FORM 10-Q
QUARTERLY REPORT — PAGE 40

In the first nine months of 2009 operating depreciation and amortization for the Restricted Group decreased to €20.4 million from €21.5 million in the same period last year.
Overall, fiber costs of the Restricted Group decreased by approximately 18.5% in the first nine months of 2009 versus the same period of 2008. Fiber costs at the Rosenthal mill were lower throughout the first nine months of 2009 as a result of sustained weak demand from the European board industry. At our Celgar mill fiber costs continue to benefit from efficiency improvements made to the mill’s woodroom and other fiber initiatives. As we move into the fourth quarter, we expect some upward pressure in pricing for our Rosenthal mill due to restocking by pulp and paper producers, seasonal demand for firewood and low harvesting rates.
In the first nine months of 2009, the Restricted Group reported an operating loss of €21.6 million compared to operating income of €10.4 million in the first nine months of 2008, primarily due to lower price realizations.
Interest expense for the Restricted Group in the first nine months of 2009 increased to €20.8 million from €19.8 million in the same period last year.
In the first nine months of 2009, the Restricted Group recorded a gain on foreign currency denominated debt of €4.5 million, compared to a loss of €3.2 million in the comparative period of 2008.
The Restricted Group reported a net loss attributable to common shareholders for the first nine months of 2009 of €35.4 million. In the first nine months of 2008, the Restricted Group had a net loss attributable to common shareholders of €5.9 million.
In the first nine months of 2009 the Restricted Group reported an Operating EBITDA loss of €1.0 million compared to Operating EBITDA of €32.1 million in the first nine months of 2008. Operating EBITDA is defined as operating income (loss) plus depreciation and amortization and non-recurring capital asset impairment charges. Operating EBITDA has significant limitations as an analytical tool, and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. See the discussion of our results for the three months ended September 30, 2009 for additional information relating to such limitations and Operating EBITDA.
FORM 10-Q
QUARTERLY REPORT — PAGE 41

The following table provides a reconciliation of net income (loss) attributable to common shareholders to operating income (loss) and Operating EBITDA for the Restricted Group for the periods indicated:

	Nine Months Ended
	September 30,
	2009	2008
	(in thousands)
Restricted Group
Net income (loss) attributable to common shareholders(1)	€(35,416)	€(5,896)
Income taxes (benefits)	833	(1,716)
Interest expense	20,775	19,769
Investment (income) loss	(3,262)	(4,972)
Foreign exchange (gain) loss on debt	(4,533)	3,181

Operating income (loss)	(21,603)	10,366
Add: Depreciation and amortization	20,601	21,739

Operating EBITDA(1)	€(1,002)	€32,105

(1)	See Note 13 of the interim consolidated financial statements included elsewhere herein for a reconciliation to our consolidated results.
Liquidity and Capital Resources of the Restricted Group
The following table is a summary of selected financial information for the Restricted Group for the periods indicated:

	As at	As at
	September 30,	December 31,
	2009	2008
	(in thousands)
Restricted Group Financial Position(1)
Cash and cash equivalents	€25,294	€26,176
Working capital	38,346	101,490
Property, plant and equipment	362,748	351,009
Total assets	552,960	564,374
Long-term liabilities	279,648	309,235
Total equity	199,210	210,179

(1)	See Note 13 of the interim consolidated financial statements included elsewhere herein for a reconciliation to our consolidated results.
At September 30, 2009, the Restricted Group had cash and cash equivalents of €25.3 million, compared to €26.2 million at the end of 2008 and had working capital of €38.3 million compared to working capital of €101.5 million at the end of 2008. The decrease in working capital includes €14.0 million of higher current indebtedness resulting from the reclassification of the Celgar Loan Facility to a current liability. The lower working capital amount also reflects improvements in fiber supply chain management and a rebalancing of finished goods inventories from the very high levels the Restricted Group experienced at the end of 2008.
The Restricted Group is obligated to repay and/or refinance €46.0 million ($67.3 million) principal amount of outstanding Convertible Notes on or before October 2010. The Restricted Group intends to use cash on hand, cash from operations and borrowing availability under existing credit facilities to repay and/or refinance such Convertible Notes. The Restricted Group may, if required or deemed prudent, seek to supplement such sources with additional capital from additional new indebtedness or proceeds from equity or equity-linked securities. If the Restricted Group cannot obtain sufficient funds from its expected sources and/or raise such new capital to repay and/or refinance the Convertible Notes, it could have a material adverse effect on its business and operations.
FORM 10-Q
QUARTERLY REPORT — PAGE 42

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
Over the past nine months we have been subject to several rating actions by Moody’s and S&P. In February 2009, S&P lowered our credit rating to B- with negative implications, citing the pulp market environment and potential liquidity issues. In June 2009, Moody’s downgraded our Probability of Default Rating (“PDR”) and Corporate Family Rating (“CFR”) to Caa1 from B2.
Certain corporate restructurings, including some exchange offers, can affect credit ratings. Following the commencement of the Exchange Offer, both Moody’s and S&P took further rating actions. On July 16, 2009, Moody’s lowered our PDR to Ca from Caa1 and placed the CFR and rating of our Senior Notes on review for possible downgrade. On July 14, 2009, S&P announced its decision to lower our corporate credit rating and the rating of the Senior Notes to CC from B-. On October 14, 2009, S&P revised its outlook for the Restricted Group to negative citing near-term financing risks.
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
FORM 10-Q
QUARTERLY REPORT — PAGE 43

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
QUARTERLY REPORT — PAGE 44

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
Demand for pulp has historically been determined by the level of economic growth and has been closely tied to overall business activity. From 2006 to mid-2008, pulp prices steadily improved. However, in the latter half of 2008, the current global economic crisis has resulted in a sharp decline of pulp prices from a high of $900 per ADMT to $635 per ADMT at the end of 2008. Beginning in the second quarter of 2009 prices began to improve, rising from a low of $575 per ADMT in March to $730 per ADMT at the end of September. As global economies slowly climb out of recession, pulp prices will also likely continue to recover and experience further upward momentum. Nonetheless, there may be renewed price deterioration in the future.
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
QUARTERLY REPORT — PAGE 45

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks from changes in interest rates and foreign currency exchange rates, particularly the exchange rate between the U.S. dollar and the Euro and the Canadian dollar versus the U.S. dollar and the Euro. Changes in these rates may affect our results of operations and financial condition and, consequently, our fair value. We seek to manage these risks through internal risk management policies, as well as the use of derivatives. We use derivatives to reduce or limit our exposure to interest rate and currency risks. We may in the future use derivatives to reduce or limit our exposure to fluctuations in pulp prices. We also use derivatives to reduce our potential losses or to augment our potential gains, depending on our management’s perception of future economic events and developments. These types of derivatives are generally highly speculative in nature. They are also very volatile as they are highly leveraged given that margin requirements are relatively low in proportion to notional amounts. We currently do not have any currency derivatives in place, but may implement such derivative positions in the future.
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
During the first nine months of 2009, we recorded an unrealized loss of €10.9 million on our outstanding interest rate derivatives compared to an unrealized gain of €4.5 million in the comparative period of 2008.
We are also subject to some energy price risk, primarily for the electricity that our operations purchase.
FORM 10-Q
QUARTERLY REPORT — PAGE 46

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
QUARTERLY REPORT — PAGE 47

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We are subject to routine litigation incidental to our business, including those described in our latest annual report on Form 10-K for the fiscal year ended December 31, 2008. We do not believe that the outcome of such litigation will have a material adverse effect on our business or financial condition.
In November 2008, the Celgar mill suffered a spill of diluted weak black liquor and weak black liquor foam into the nearby Columbia River. The spill was promptly reported by the mill to authorities and remediated. The mill also retained independent consultants to prepare an environmental impact report which concluded that the environmental impact of the spill was minimal.
The spill was also investigated by federal and provincial environmental authorities and in January 2009, the Celgar mill received a government directive requiring it to take a number of measures relating to the retention capacity of the mill’s spill ponds. The majority of these have now been completed to the satisfaction of the overseeing environmental authority and the Celgar mill expects to implement the remaining measures by the end of 2009 as required by the directive.
In September 2009, the Celgar mill received a summons for charges under the federal Fisheries Act and the provincial Environmental Management Act in connection with the spill. The charges relate primarily to exceedances of allowable limits under the mill’s effluent discharge permit and spill pond maintenance.
Although we cannot assess with any certainty the potential liability for damages, if any, that may result from these charges, we do not currently expect them to have a material adverse effect on our business or operations. Nonetheless, there can be no assurance that we will not be required to pay the maximum amount of fines that may be levied pursuant to the applicable statutory provisions.
ITEM 1A. RISK FACTORS
Availability and timing of Government funding/project financing for the Celgar Energy Project may affect its scope, timing and completion
Pursuant to the GTP, the Canadian federal government has announced that our Celgar mill is eligible for credits in excess of our projected cost for the Celgar Energy Project. However, as we do not yet have a contribution agreement in place with NRCan, there can be no assurance as to the amount and timing of funding the Celgar mill will ultimately receive. If insufficient funding is advanced under the GTP, such funding is delayed and we are unable to secure alternative project financing in the private market, we may be required to make substantial changes to, materially delay or terminate the Celgar Energy Project. Substantial changes, material delays or termination of the Celgar Energy Project could have a material adverse effect on our business, financial condition, results of operations and cash flows.
FORM 10-Q
QUARTERLY REPORT — PAGE 48

We are obligated to repay and/or refinance €46.0 million of our Convertible Notes by October 2010. If we fail to do so, it will have a material adverse effect on our business, operations and outstanding securities.
We have €46.0 million ($67.3 million) of our outstanding subordinated Convertible Notes maturing October 2010. We currently intend to use cash on hand, cash flow from operations and borrowing availability under our existing credit facilities to repay and/or refinance such Convertible Notes. We may also, if required or deem prudent, seek to supplement such capital sources with additional capital from additional new indebtedness or proceeds from equity or equity-linked securities. If we cannot obtain sufficient funds from our expected sources and/or new capital to repay and/or refinance the Convertible Notes on their maturity, it could have material adverse effect on our business or operations and outstanding securities and our ability to conduct our business.
Other than as listed above, there have been no material changes to the factors disclosed in Item 1A. Risk Factors in our latest annual report on Form 10-K for the fiscal year ended December 31, 2008.
If our Stendal mill is not in compliance with its covenants under the Stendal Loan Facility and it is unable to obtain a waiver or other satisfactory arrangement with its lenders, it would have a material adverse effect on the Stendal mill and our results of operations and business.
Based upon our current forecasts and pulp price assumptions, we believe that when it reports its fiscal 2009 results, our Stendal mill likely may not be in compliance with its “debt-to-EBITDA” covenant pursuant to the Stendal Loan Facility calculated for the year ended December 31, 2009. Our Stendal mill intends to review the matter with its lenders and, if required, seek a satisfactory amendment or waiver. In addition, we have the right but not the obligation for a period of 20 business days after notice of breach by the lenders to cure such breach by providing additional equity to Stendal. As the Stendal mill is expected to be in compliance with all of its other obligations pursuant to the Stendal Loan Facility and such facility benefits from governmental guarantees of 80% of the principal amount, we currently believe the mill and its majority lenders will, if required, reach a satisfactory arrangement. However, if the Stendal mill is not in compliance with such covenant, there can be no assurance that the majority lenders under the Stendal Loan Facility will accept or agree to a satisfactory amendment or waiver or that we will be in a position, after notice, to cure the breach. In such case, the lenders under the Stendal Loan Facility will be entitled to pursue their remedies under such facility, including acceleration of the indebtedness. This would have a material adverse effect on the Stendal mill and our results of operations and business. The Stendal Loan Facility is without recourse to the “Restricted Group” which is comprised of Mercer Inc. and the Rosenthal and Celgar mills.
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
QUARTERLY REPORT — PAGE 49

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERCER INTERNATIONAL INC.
By:	/s/ David M. Gandossi
David M. Gandossi
Secretary and Chief Financial Officer

Date: November 6, 2009
FORM 10-Q
QUARTERLY REPORT — PAGE 50