Form 10-K
period 2009-12-31
MERCER INTERNATIONAL INC.
filed 2010-02-26
CIK 1333274

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Act.  ☐ Yes     ☑ No

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes     ☑ No

The aggregate market value of the Registrant’s voting and non-voting common equity held by non-affiliates of the Registrant as of June 30, 2009, the last business day of the Registrant’s most recently completed second fiscal quarter, based on the closing price of the voting stock on the NASDAQ Global Market on such date, was approximately $19,510,235.

As of February 24, 2010, the Registrant had 36,451,161 shares of common stock, $1.00 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information that will be contained in the definitive proxy statement for the Registrant’s annual meeting to be held in 2010 is incorporated by reference into Part III of this Form 10-K.

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

	Years Ended December 31,
	2009	2008	2007	2006	2005
	(€/$)

End of period	0.6977	0.7184	0.6848	0.7577	0.8445
High for period	0.6623	0.6246	0.6729	0.7504	0.7421
Low for period	0.7970	0.8035	0.7750	0.8432	0.8571
Average for period	0.7176	0.6801	0.7294	0.7962	0.8033
	(C$/$)
End of period	1.0461	1.2240	0.9881	1.1653	1.1659
High for period	1.0289	0.9717	0.9168	1.0989	1.1507
Low for period	1.2995	1.2971	1.1852	1.1726	1.2704
Average for period	1.1412	1.0669	1.0740	1.1344	1.2116

Effective January 2009, the Noon Buying Rate is published on a weekly basis by the Federal Reserve Board. On February 19, 2010, the date of the most recent weekly publication of the Daily Noon Buying Rate before the filing of this annual report on Form 10-K, the Noon Buying Rate for the conversion of Euros and Canadian dollars to U.S. dollars was €0.7387 per U.S. dollar and C$1.0419 per U.S. dollar.

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

	Years Ended December 31,
	2009	2008	2007	2006	2005
	(C$/€)

End of period	1.5000	1.7046	1.4428	1.5377	1.3805
High for period	1.4936	1.4489	1.3448	1.3523	1.3576
Low for period	1.6920	1.7316	1.5628	1.5377	1.6400
Average for period	1.5851	1.5603	1.4690	1.4244	1.5095

On February 25, 2010, the Daily Noon Rate for the conversion of Canadian dollars to Euros was C$1.4384 per Euro.

PART I

ITEM 1.	BUSINESS

In this document, please note the following:

•	references to “we”, “our”, “us”, the “Company” or “Mercer” mean Mercer International Inc. and its subsidiaries, unless the context clearly suggests otherwise, and references to “Mercer Inc.” mean Mercer International Inc. excluding its subsidiaries;

•	references to “ADMTs” mean air-dried metric tonnes;

•	information is provided as of December 31, 2009, unless otherwise stated or the context clearly suggests otherwise;

•	all references to monetary amounts are to “Euros”, the lawful currency adopted by most members of the European Union, unless otherwise stated; and

•	‘‘€” refers to Euros; “$” refers to U.S. dollars; and “C$” refers to Canadian dollars.

The Company

General

Mercer Inc. is a Washington corporation and our shares of common stock are quoted and listed for trading on the NASDAQ Global Market (MERC) and the Toronto Stock Exchange (MRI.U).

We operate in the pulp business and are the second largest producer of market northern bleached softwood kraft, or “NBSK”, pulp in the world. We are the sole kraft pulp producer, and the only producer of pulp for resale, known as “market pulp”, in Germany, which is the largest pulp import market in Europe. Our operations are located in Eastern Germany and Western Canada. We currently employ approximately 1,056 people at our German operations, 381 people at our Celgar mill in Western Canada and 18 people at our office in Vancouver, British Columbia, Canada. We operate three NBSK pulp mills with a consolidated annual production capacity of approximately 1.5 million ADMTs:

•	Rosenthal mill. Our wholly-owned subsidiary, Rosenthal, owns and operates a modern, efficient ISO 9002 certified NBSK pulp mill that has a current annual production capacity of approximately 330,000 ADMTs. The Rosenthal mill is located near the town of Blankenstein, Germany, approximately 250 kilometers south of Berlin.

•	Stendal mill. Our 74.9% owned subsidiary, Stendal, owns and operates a state-of-the-art, single-line NBSK pulp mill that has an annual production capacity of approximately 645,000 ADMTs. The Stendal mill is situated near the town of Stendal, Germany, approximately 100 kilometers west of Berlin.

•	Celgar mill. Our wholly-owned subsidiary, Celgar, owns and operates the Celgar mill, a modern, efficient ISO 9001 certified NBSK pulp mill with an annual production capacity of approximately 500,000 ADMTs. The Celgar mill is located near the city of Castlegar, British Columbia, Canada, approximately 400 kilometers east of the port city of Vancouver, British Columbia, Canada.

History and Development of Business

We acquired our initial pulp and paper operations in 1993. Subsequently, we disposed of our paper operations to focus our business on our core pulp operations.

In late 1999, we completed a major capital project which, among other things, converted the Rosenthal mill to the production of kraft pulp from sulphite pulp, increased its annual production capacity, reduced costs and improved efficiencies. The aggregate cost of this project was approximately €361.0 million, of which approximately €102.0 million was financed through government grants. Subsequent minor capital investments and efficiency improvements have reduced emissions and energy costs and increased the Rosenthal mill’s annual production capacity to approximately 330,000 ADMTs.

In September 2004, we completed construction of the Stendal mill at an aggregate cost of approximately €1.0 billion. The Stendal mill is one of the largest NBSK pulp mills in Europe. The Stendal mill was financed through a combination of government grants totaling approximately €275.0 million of low-cost, long-term project debt which is largely severally guaranteed by the federal government and a state government in Germany, and equity contributions.

We initially had a 63.6% ownership interest in Stendal and, over time, increased our interest to 74.9%.

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

A significant portion of the capital investments at our German mills, including the construction of the Stendal mill, were financed through government grants. Since 1999, our German mills have benefited from an aggregate €383.7 million in government grants. These grants reduce the cost basis of the assets purchased when the grants are received and are not reported in our income. See “- Capital Expenditures”.

In February 2005, we acquired the Celgar mill for $210.0 million, of which $170.0 million was paid in cash and $40.0 million was paid in our shares, plus $16.0 million for the defined working capital of the mill. The Celgar mill was completely rebuilt in the early 1990s through a C$850.0 million modernization and expansion project, which transformed it into a modern and competitive producer.

In 2007, we completed a C$28.0 million capital project which improved efficiencies and reliability and, with other measures, increased the Celgar mill’s annual production capacity to 500,000 ADMTs. In 2008, we commenced a new “green” energy project at our Celgar mill, referred to as the “Celgar Energy Project”, to increase the mill’s production of “green” energy and optimize its power generation capacity. We are completing the project with approximately C$40 million in grants from the Canadian federal government and expect to complete the same in or about September 2010. See “- Capital Expenditures”.

Organizational Chart

The following chart sets out our directly and indirectly owned principal operating subsidiaries, their jurisdictions of organization and their principal activities:

Our Competitive Strengths

Our competitive strengths include the following:

•	Modern and Competitive Mills. We operate three large, modern, competitive NBSK pulp mills that produce high quality NBSK pulp which is a premium grade of kraft pulp. The relative age and production capacity of our NBSK pulp mills provide us with certain manufacturing cost advantages over many of our competitors including lower maintenance capital expenditures.

•	Renewable Surplus Energy. Our modern mills generate electricity and steam in their boilers and are generally energy self-sufficient. Such energy is primarily produced from wood residuals which are a renewable carbon neutral source. This has permitted our German mills to benefit from the sales of emission allowances. All of our mills also generate surplus energy which we sell to third parties. Our Rosenthal and Stendal mills benefit from their participation under Germany’s Renewable Energy Resources Act which has materially increased their revenues from sales of surplus power. Additionally, our Celgar mill is in the process of completing the Celgar Energy Project and has entered into an electricity purchase agreement with British Columbia’s primary public utility provider for the sale of surplus power for ten years. When completed, the Celgar Energy Project is expected to increase our overall sales of surplus power by 238,000 MWh per annum to over 700,000 MWh per annum. We believe our generation and sale of surplus renewable “green” energy provides us with a competitive energy advantage.

•	Customer Proximity and Service. We are the only producer of market pulp in Germany, which is the largest pulp import market in Europe. Due to the proximity of our German mills to most of our European customers, we benefit from lower transportation costs relative to our major competitors. Our Celgar mill, located in Western Canada, is well situated to serve Asian and North American customers. We primarily work directly with customers to capitalize on our geographic diversity, coordinate sales and enhance customer relationships. We believe our ability to deliver high quality pulp on a timely basis and our customer service makes us a preferred supplier for many customers.

•	Advantageous Capital Investments and Financing. Our German mills are eligible to receive government grants in respect of qualifying capital investments. Over the last nine years, our German mills have benefited from approximately €383.7 million of such government grants. In addition, in October 2009, our Celgar mill qualified to receive C$57.7 million of credits under the Canadian government’s new Pulp and Paper Green Transformation Program, referred to as the “GTP”. These grants reduce the cost basis of the assets purchased when the grants are received and are not reported in our income. Additionally, during the last ten years, capital investments at our German mills have reduced the amount of overall wastewater fees that would otherwise be payable by over €49.0 million. Further, our Stendal mill benefits from German governmental guarantees of its project financing which permitted it to obtain better credit terms and lower interest costs than would otherwise be available. The project debt of Stendal matures in 2017, currently bears interest at a rate of 5.28% per annum plus an applicable margin and is non-recourse to our other operations and Mercer Inc.

•	Competitive Fiber Supply. Although fiber is cyclical in both price and supply, there is a significant amount of high-quality fiber within a close radius of each of our mills. This fiber supply, combined with our purchasing power, enables us to enter into contracts and arrangements which have generally provided us with a competitive fiber supply.

Corporate Strategy

Our corporate strategy is to create shareholder value by focusing on the expansion of our asset and earnings base. Key features of our strategy include:

•	Focusing on NBSK Market Pulp. We focus on NBSK pulp because it is a premium grade kraft pulp and generally obtains the highest price relative to other kraft pulps. Although demand is cyclical, between 1998 and 2008, worldwide demand for softwood kraft market pulp grew at an average of approximately 2.3% per annum. We focus on servicing customers that produce high quality printing and writing paper grades in addition to tissue producers. This allows us to benefit from the stable relationships we hold with paper suppliers in Europe as well as participate in strong growth markets such as China where we also have strong customer relationships.

•	Maximizing Renewable Energy Realizations. In 2009 and 2008, our mills generated 478,674 MWh and 456,059 MWh, respectively, of surplus energy, primarily from a renewable carbon-neutral source. We are pursuing several initiatives to increase our overall energy generation and the amount of and price for our surplus power sales, including the Celgar Energy Project. After completing such project and, based upon the current production levels of our mills, we expect to generate and sell between 700,000 MWh and 750,000 MWh of surplus renewable energy per annum. We expect energy generation and sales to continue to be a key focus for our mills for the foreseeable future. We are also exploring other initiatives and potential high-return projects to further enhance our energy generation and revenues.

•	Enhancing Sustainability/Growth. With the recent global economic slowdown and crisis in financial and credit markets that started in 2008, our short-term focus has been on maintaining and enhancing the sustainability of our business. To this end, we worked to reduce costs, cut discretionary spending, including capital expenditures and reduced our working capital consumption levels. As economies and markets recover and access to capital improves, we intend to grow our operations and earning capacity both through organic growth and targeted strategic acquisitions.

•	Operating Modern, World-Class Mills. In order to keep our operating costs as low as possible, with a goal of generating positive cash flow in all market conditions, we operate large, modern NBSK pulp mills. We believe such production facilities provide us with the best platform to be an efficient and competitive producer of high-quality NBSK pulp without the need for significant sustaining capital. Such modern mills are also generally net exporters of renewable energy.

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

Markets

We believe that over 125 million ADMTs of kraft pulp are converted annually into printing and writing papers, tissues, cartonboards and other white grades of paper and paperboard around the world. We also believe that approximately one third of this pulp is sold on the open market as market pulp, while the remainder is produced for internal purposes by integrated paper and paperboard manufacturers.

Demand for kraft pulp is cyclical in nature and is generally related to global and regional levels of economic activity. In 2008, overall global demand for all kraft pulp types, including softwood, was negatively impacted by the weak global economic conditions and global financial and credit turmoil the world began to experience in the second half of that year and which continued into the first half of 2009. Significant producer shutdowns and curtailments, along with strong demand from China, resulted in an improved supply-demand balance and increased prices in the second half of 2009.

Between 1998 and 2008 worldwide demand for softwood market pulp grew at an average rate of approximately 2.3% annually. Since 2007, demand for softwood market pulp has grown in the emerging markets of Asia, Eastern Europe and Latin America. China in particular has experienced substantial growth and its demand for softwood market pulp grew by approximately 12.2% per annum between 2003 and 2008. China now accounts for approximately 23% of global softwood market pulp demand compared to only 10.2% in 2003. Western Europe currently accounts for approximately 28% of global softwood market pulp demand. Within Europe, Eastern Europe has experienced significant demand growth with the region’s demand for softwood market pulp increasing by approximately 6% between 2007 and 2009.

A measure of demand for kraft pulp is the ratio obtained by dividing the worldwide demand of kraft pulp by the worldwide capacity for the production of kraft pulp, or the “demand/capacity ratio”. An increase in this ratio generally occurs when there is an increase in global and regional levels of economic activity. An increase in this ratio generally indicates greater demand as consumption increases, which often results in rising kraft pulp prices, and a reduction of inventories by producers and buyers. As prices continue to rise, producers continue to run at higher operating rates. However, an adverse change in global and regional levels of economic activity generally negatively affects demand for kraft pulp, often leading buyers to reduce their purchases and relying on existing pulp inventories. As a result, producers run at lower operating rates by taking downtime to limit the build-up of their own inventories. The demand/capacity ratio for softwood kraft pulp was approximately 92% in 2009, approximately 89% in 2008 and approximately 94% in 2007.

We estimate that there were approximately 2.2 million ADMTs of NBSK capacity of indefinite and permanent closures during 2009. Some of such capacity closures may potentially be restarted during periods of strong pulp markets and prices.

We do not believe there are any significant new NBSK pulp production capacity increases coming online in the next several years due in part to fiber supply constraints and high capital costs.

Competition

Pulp markets are large and highly competitive. Producers ranging from small independent manufacturers to large integrated companies produce pulp worldwide. Our pulp and customer services compete with similar products manufactured and distributed by others. While many factors influence our competitive position, particularly in weak economic times, a key factor is price. Other factors include service, quality and convenience of location. Some of our competitors are larger than we are in certain markets and have substantially greater financial resources. These resources may afford those competitors more purchasing power, increased financial flexibility, more capital resources for expansion and improvement and enable them to compete more effectively. Our key NBSK pulp competitors are principally located in Northern Europe and Canada.

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

In 2008, list prices for NBSK pulp in Europe continued to improve in the first half of the year but decreased markedly in the second half due to weak global economic conditions. As a result, list prices for NBSK pulp in Europe decreased from $900 per ADMT in mid-2008 to $635 per ADMT at the end of the year. Such price weakness continued into early 2009 as list prices in Europe fell to approximately $575 per ADMT. Commencing in mid-2009, pulp markets began to strengthen which led to improved prices. Strong demand from China, capacity closures and historically low global inventories for bleached softwood kraft pulp helped support upward price momentum. During the third quarter of 2009, three price increases raised European list prices by a total of $100 per ADMT to $730 per ADMT by quarter end. Subsequently, in the fourth quarter of 2009, list prices in Europe increased by a further $70 per ADMT. Such price increases were partially offset by the continued weakening of the U.S. dollar versus the Euro and Canadian dollar during the period. In the fourth quarter of 2009, global producer kraft pulp inventories were reported to have fallen to approximately 22 days of supply. In December 2009, list prices for pulp were approximately $800 per ADMT in Europe, $830 per ADMT in North America and $700 per ADMT in China. Subsequently, in the first quarter of 2010, producers implemented further list price increases totaling $60 per ADMT, bringing the European list price to $860 per tonne. However, as pulp prices are highly cyclical, there can be no assurance that prices will not decline in the future.

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

The majority of market NBSK pulp is produced and sold by North American and Scandinavian, or “Norscan”, producers, while the price of NBSK pulp is generally quoted in U.S. dollars. As a result, NBSK pricing is affected by fluctuations in the currency exchange rates for the U.S. dollar versus the Canadian dollar and the Euro. NBSK pulp price increases during 2006, 2007 and the first half of 2008 were in large part offset by the weakening of the U.S. dollar. Similarly, the strengthening of the U.S. dollar against the Canadian dollar and the Euro towards the end of 2008 helped slightly offset pulp price decreases caused by the deterioration in global economic conditions. NBSK pulp prices continued to trend downwards during the first half of 2009 but increased in the latter part of the year. The increase was partially offset by the weakening of the U.S. dollar.

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

The heat produced by the recovery boiler is used to generate high-pressure steam. Additional steam is generated by a power boiler through the combustion of biomass consisting of bark and other wood residues from sawmills and our woodrooms and residue generated by the effluent treatment system. Additionally, during times of upset, we may use natural gas to generate steam. The steam produced by the recovery and power boilers is used to power a turbine generator to generate electricity, as well as to provide heat for the digesting and pulp drying processes.

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

Generation and Sales of “Green” Energy at our Mills

Climate change concerns have caused a proliferation in renewable or “green” energy legislation, incentives and commercialization in both Europe and increasingly also in North America. This has generated an increase in demand and legislated requirements for “carbon neutral” sources of energy supply. Our pulp mills are large scale bio-refineries that produce both pulp and surplus “carbon neutral” or “green” energy. As part of the pulp production process our mills generate “green” energy using carbon-neutral biofuels such as black liquor and wood waste. Through the incineration of black liquor in recovery boilers, our mills produce sufficient steam to cover all of our steam requirements and generally produce surplus energy which we sell to third party utilities.

In 2009 and 2008, we sold 478,674 MWh and 456,059 MWh of surplus energy, respectively, and recorded revenues of €42.5 million and €31.0 million, respectively, from such energy sales. The following table sets out our electricity generation and surplus energy sales for the last three years:

Mercer Electricity Generation and Exports

When the Celgar Energy Project is completed, and based upon the current production levels of our mills, we currently expect to generate and sell between approximately 700,000 MWh and 750,000 MWh of surplus renewable energy per annum.

German Mills

Since January 2009, our Rosenthal and Stendal mills have participated in a program established pursuant to Germany’s Renewable Energy Resources Act, or “Renewable Energy Act”. The Renewable Energy Act, in existence since 2000, requires that public electric utilities give priority to electricity produced from renewable energy resources by independent power producers and pay a fixed tariff for a period of 20 years. Previously, this legislation was only applicable to installments with a capacity of 20MW or less, effectively excluding our Rosenthal and Stendal mills. Subsequent amendments to the Renewable Energy Act have removed this restriction. Under the program, our German mills now sell their surplus energy to the local electricity grid at the rates stipulated by the Renewable Energy Act for biomass energy.

As a result, revenues from the sale of surplus energy by our German mills increased by 39.7% to €41.9 million in 2009 from €30.0 million in 2008.

Since 2005 our German mills have also benefited from the sale of emission allowances under the European Union carbon emissions trading scheme, referred to as “EU ETS”. However, our participation under the Renewable Energy Act may in the future reduce the amount of emissions allowances granted to our German mills under the EU ETS.

Celgar Mill

In mid-2008 we commenced the Celgar Energy Project at the Celgar mill, to increase the mill’s production of “green” energy and optimize its power generation capacity. The project includes the installation of a 48 MW condensing turbine, which is expected to bring the mill’s installed generating capacity up to 100 MW, and upgrades to the mill’s bark boiler and steam consuming facilities. In January 2009 the Celgar mill finalized an electricity purchase agreement, referred to as the “EPA”, with B.C. Hydro, British Columbia’s primary public utility provider, for the sale of power generated from the Celgar Energy Project. Under the EPA, the Celgar mill is set to supply a minimum of approximately 238,000 MWh of surplus electrical energy annually to the utility over a ten-year term.

We intend to complete the Celgar Energy Project with funding from the GTP. In early October 2009, we received notification from Natural Resources Canada, or “NRCan”, of the Celgar mill’s allocation of approximately C$57.7 million in credits under the GTP. Subsequently, in November 2009, we entered into a non-repayable contribution agreement with NRCan whereby NRCan agreed to provide approximately C$40 million (€26.7 million) in grants towards certain costs associated with the Celgar Energy Project. In December 2009, we received an initial grant of C$12.9 million from NRCan which was used to pay outstanding Celgar Energy Project costs.

We expect to complete the Celgar Energy Project on or about September 2010 and commence power sales under the EPA in the following month.

Upon completion of the Celgar Energy Project and based upon our Celgar mill operating at or around current production levels, we currently estimate that surplus power sales pursuant to the EPA will generate between approximately C$20.0 to C$25.0 million in annual revenues for our Celgar mill. Such revenues will be generated without any material incremental costs to the mill.

The Celgar Energy Project is expected to provide the Celgar mill with a new stable revenue source from power sales unrelated to pulp prices. We believe that this revenue source from power sales will provide our Celgar mill with a competitive advantage over other older North American pulp mills which do not have the equipment or capacity to produce and/or sell surplus power in a meaningful amount.

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

Fiber

Our mills are situated in regions which generally provide a relatively stable supply of fiber. The fiber consumed by our mills consists of wood chips produced by sawmills as a by-product of the sawmilling process and pulp logs. Wood chips are small pieces of wood used to make pulp and are either wood residuals from the sawmilling process or logs or pulp logs chipped especially for this purpose. Pulp logs consist of lower quality logs not used in the production of lumber. Wood chips and pulp logs are cyclical in both price and supply.

Generally, the cost of wood chips and pulp logs are primarily affected by the supply and demand for lumber. Additionally, regional factors such as harvesting levels and weather conditions can also have a material effect on the supply, demand and price for fiber.

In Germany, since 2006, the price and supply of wood chips has been affected by increasing demand from alternative or renewable energy producers and government initiatives for carbon neutral energy. Declining energy prices and weakening economies in the first half of 2009 tempered the increased demand for wood chips that resulted from initiatives by European governments to promote the use of wood as a carbon neutral energy. Over the long-term, this non-traditional demand for fiber is expected to increase.

In April 2008, the Russian government raised tariffs on the export of sawmill and pulp wood to 25% from the 20% effective since July 2007. A further increase to 80%, initially scheduled for January 1, 2009, has been deferred twice now until late 2010. If and when implemented, the additional tariff increase is expected to reduce the export of Russian wood to Europe, in particular to Scandinavian producers who import a significant amount of their wood from Russia. This may put upward pressure on pricing as such producers try to replace these volumes from other regions.

Offsetting some of the increases in demand for wood fiber have been initiatives in which we and other producers are participating to increase harvest levels in Germany, particularly from small private forest owners. We believe that Germany has the highest availability of softwood forests suitable for harvesting and manufacturing. Private ownership of such forests is approximately 50%. Many of these forest ownership stakes are very small and have been harvested at rates much lower than their rate of growth. In early 2009, in response to slowing economies in Germany and elsewhere and the related weaker demand for pulp logs, forest owners reduced their harvesting rates slightly. While prices for pulp logs in Germany remained relatively low in the first half of 2009, further reductions in harvesting rates led to an undersupply which resulted in increased fiber prices later in the year. These same supply issues are expected to continue to cause pulp log prices to ease upwards in the early part of 2010 and we expect this trend to continue through the first half of 2010.

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

Overall in 2009, prolonged and wide-spread production curtailments in the European board industry caused by weak market conditions resulted in decreased fiber demand and moderated fiber costs for our German mills.

In 2009, the Rosenthal mill consumed approximately 1.6 million cubic meters of fiber. Approximately 63% of such consumption was in the form of sawmill wood chips and approximately 37% was in the form of pulp logs. The wood chips for the Rosenthal mill are sourced from approximately 32 sawmills located primarily in the states of Bavaria, Baden-Württemberg and Thüringia and are within a 300 kilometer radius of the Rosenthal mill. Within this radius, the Rosenthal mill is the largest consumer of wood chips. Given its location and size, the Rosenthal mill is often the best economic outlet for the sale of wood chips in the area. Approximately 81% of the fiber consumed by the Rosenthal mill is spruce and the remainder is pine. While fiber costs and supply are subject to cyclical changes largely in the sawmill industry, we expect that we will be able to continue to obtain an adequate supply of fiber on reasonably satisfactory terms for the Rosenthal mill due to its location and our long-term relationships with suppliers. We have not historically experienced any significant fiber supply interruptions at the Rosenthal mill.

Wood chips for the Rosenthal mill are normally sourced from sawmills under one year or quarterly supply contracts with fixed volumes, which provide for price adjustments. Substantially all of our chip supply is sourced from suppliers with which we have a long-standing relationship. We generally enter into annual contracts with such suppliers. Pulp logs are sourced from the state forest agencies in Thüringia, Saxony and Bavaria on a contract basis and partly from private holders on the same basis as wood chips. Like the wood chip supply arrangements, these contracts tend to be of less than one-year terms with quarterly adjustments for market pricing. We organize the harvesting of pulp logs sourced from the state agencies in Thüringia, Saxony and Bavaria after discussions with the agencies regarding the quantities of pulp logs that we require.

In 2009, the Stendal mill consumed approximately 3.1 million cubic meters of fiber. Approximately 20% of such fiber was in the form of sawmill wood chips and approximately 80% in the form of pulp logs. The core wood supply region for the Stendal mill includes most of the Northern part of Germany within an approximate 300 kilometer radius of the mill. We also purchase wood chips from Southwestern and Southern Germany. The fiber base in the wood supply area for the Stendal mill consisted of approximately 53% pine and 47% spruce and other species in 2009. The Stendal mill has sufficient chipping capacity to fully operate solely using pulp logs, if required. We source wood chips from sawmills within an approximate 300 kilometer radius of the Stendal mill. We source pulp logs partly from private forest holders and partly from state forest agencies in Thüringia, Saxony-Anhalt, Mecklenburg-Western Pomerania, Saxony, Lower Saxony, North Rhine-Westphalia, Hesse and Brandenburg.

In 2009, the Celgar mill consumed approximately 2.6 million cubic meters of fiber. Approximately 39% of such fiber was in the form of sawmill wood chips and the remaining 61% came from pulp logs processed through its woodroom or chipped by a third party. The source of fiber at the mill is characterized by a mixture of species (whitewoods and cedar) and the mill sources fiber from a number of Canadian and U.S. suppliers.

The Celgar mill has access to over 30 different suppliers from Canada and the U.S., representing approximately 74% of its total annual fiber requirements. The woodroom supplies the remaining chips to meet the Celgar mill’s fiber requirements. Chips are purchased in Canada and the U.S. in accordance with chip purchase agreements. Generally, pricing is reviewed and adjusted periodically to reflect market prices. Several of the longer-term contracts are so-called “evergreen” agreements, where the contract remains in effect until one of the parties elects to terminate. Termination requires a minimum of two, and in some cases, five years’ written notice. Certain non-evergreen long-term agreements provide for renewal negotiations prior to expiry.

In 2009, the supply of wood fiber in British Columbia was materially affected by the severe continued weakness in the U.S. housing and construction markets. This has resulted in a significant reduction in lumber production, reduced availability and higher prices for fiber. As a result, our Celgar mill has been working with the provincial government and forest tenure licensees to develop alternate supplies of low-cost and low-grade logs. These logs are often destroyed by a Mountain Pine Beetle infestation currently affecting parts of British Columbia and left to decay in the forest. Discussions with the provincial government to promote access to additional sources of fiber are currently ongoing and have thus far resulted in new small harvest licenses being made available to us. Our recently completed woodroom, improved logistics and the availability of additional fiber sources resulted in improved efficiencies and lower fiber costs in 2009. On the fiber demand side, although not nearly as advanced as Europe, there is growing interest in British Columbia for renewable or “green” energy. Such initiatives are expected to create additional competition for fiber over time.

As a result of the cyclical decline in sawmill chip availability resulting from lower lumber production in British Columbia and the weakness in the U.S. dollar, the Celgar mill has increased its U.S. purchases of fiber, diversified its suppliers and, where possible, increased chip production through third party field chipping contracts and existing sawmill suppliers. Additionally, in the early part of 2009, the Celgar mill completed a project to upgrade its woodroom to process up to 40% of the mill’s fiber needs compared to only approximately 10% previously. The woodroom upgrades increase the mill’s ability to process small diameter logs and facilitate an efficient flow of fiber. This has increased the overall volume of fiber being processed and reduced the Celgar mill’s fiber costs. We expect to be able to further optimize production from our woodroom in 2010.

To secure the volume of pulp logs required by the woodroom, the Celgar mill has entered into annual pulp log supply agreements with a number of different suppliers, many of whom are also contract chip suppliers to the mill. All of the pulp log agreements can be terminated by either party for any reason, upon seven days’ written notice.

Energy

Our energy is primarily generated from renewable carbon neutral sources, such as black liquor and wood waste. Our mills produce all of our steam requirements and generally generate excess energy which we sell to third party utilities. In 2009, we generated 1,445,332 MWh and we sold 478,674 MWh of surplus energy. Once completed, the Celgar Energy Project is expected to generate a minimum of approximately 238,000 MWh of electricity. See also “- Generation and Sales of ‘Green’ Energy at our Mills”. We utilize fossil fuels, such as natural gas, in limited circumstances including in our lime kilns and for start-up and shutdown operations. Additionally, from time to time, mill process disruptions occur and we consume small quantities of purchased electricity and fossil fuels to maintain operations. As a result, all of our mills are subject to fluctuations in the prices for fossil fuels.

Chemicals

Our mills use certain chemicals which are generally available from several suppliers and sourcing is primarily based upon pricing and location. Although chemical prices have risen slightly over the last three years, we have been able to reduce our costs through improved efficiencies and capital expenditures.

Cash Production Costs

Cash production costs per tonne for our pulp mills are set out in the following table for the periods indicated:

	Years Ended December 31,
Cash Production Costs	2009	2008	2007
	(per ADMT)

Fiber	€207	€247	€247
Labor	37	36	43
Chemicals	43	44	39
Energy	13	21	18
Other	42	43	46

Total cash production costs(1)	€342	€391	€393

(1)	Cost of production per ADMT produced excluding depreciation.

Sales, Marketing and Distribution

The distribution of our pulp sales revenues by geographic area are set out in the following table for the periods indicated:

	Years Ended December 31,
	2009	2008	2007
	(in thousands)

Revenues by Geographic Area
Germany	€154,323	€198,340	€198,575
China	146,613	131,412	159,553
Italy	44,616	56,487	50,177
Other European Union countries(1)	107,276	133,621	136,434
Other Asia	38,946	65,192	58,242
North America	68,213	78,718	66,229
Other countries	8,312	17,146	26,639

Total(2)	€568,299	€680,916	€695,849

(1)	Not including Germany or Italy; includes new entrant countries to the European Union from their time of admission.
(2)	Excluding intercompany sales.

The following charts illustrate the geographic distribution of our revenues for the periods indicated:

Year Ended	Year Ended	Year Ended
December 31, 2009	December 31, 2008	December 31, 2007

(1)	Includes new entrant countries to the European Union from their time of admission.

Our global sales and marketing group is responsible for conducting all sales and marketing of the pulp produced at our mills and currently has approximately 19 employees engaged full time in such activities. The global sales and marketing group handles sales to over 200 customers. We coordinate and integrate the sales and marketing activities of our German mills to realize on a number of synergies between them. These include reduced overall administrative and personnel costs and coordinated selling, marketing and transportation activities. We also coordinate sales from the Celgar mill with our German mills on a global basis, thereby providing our larger customers with seamless service across all major geographies. In marketing our pulp, we seek to establish long-term relationships by providing a competitively priced, high-quality, consistent product and excellent service. In accordance with customary practice, we maintain long-standing relationships with our customers pursuant to which we periodically reach agreements on specific volumes and prices.

Our pulp sales are on customary industry terms. At December 31, 2009, we had no material payment delinquencies. In 2009, 2008 and 2007, no single customer accounted for more than 10% of our pulp sales. Our pulp sales are not dependent upon the activities of any single customer.

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

For the three years ended December 31, 2009, approximately 51%, 47% and 44% of our consolidated sales were to tissue and specialty paper product manufacturers. The balance of our sales for such periods was to other paper product manufacturers. Sales to tissue and specialty paper product manufacturers are a key focus for us, as they generally are not as sensitive to cyclical declines in demand caused by downturns in economic activity.

Capital Expenditures

In 2009, we continued with our capital investment programs designed to increase pulp and green energy production capacity and improve efficiency and environmental performance at our mills. The improvements made at our mills over the past six years have reduced operating costs and increased the competitive position of our facilities.

Total capital expenditures at the Rosenthal mill in 2009, 2008 and 2007 were €9.1 million, €8.7 million and €5.2 million, respectively. Capital investments at the Rosenthal mill in 2009 and 2008 related mainly to the upgrade of a bleaching line. In addition, we initiated a washer project at a total cost of approximately €2.5 million which will help offset three years of wastewater fees that would otherwise be payable.

Our Stendal mill’s total capital expenditures in 2009, 2008 and 2007 were €2.0 million, €4.9 million and €4.9 million, respectively. Capital investments at the Stendal mill in 2009 related mainly to relatively small projects designed to improve safety and environmental performance as well as improve the overall efficiency of the mill.

Certain of our capital investment programs in Germany were partially financed through government grants made available by German federal and state governments. Under legislation adopted by the federal and certain state governments of Germany, government grants are provided to qualifying businesses operating in Eastern Germany to finance capital investments. The grants are made to encourage investment and job creation. Currently, grants are available for up to 15% of the cost of qualified investments. Previously, government grants were available for up to 35% of the cost of qualified investments, such as for the construction of our Stendal mill. These grants at the 35% of cost level required that at least one permanent job be created for each €500,000 of capital investment eligible for such grants and that such jobs be maintained for a period of five years from the completion of the capital investment project. Generally, government grants are not repayable by a recipient unless it fails to complete the proposed capital investment or, if applicable, fails to create or maintain the requisite amount of jobs. In the case of such failure, the government is entitled to revoke the grants and seek repayment unless such failure resulted from material unforeseen market developments beyond the control of the recipient, wherein the government may refrain from reclaiming previous grants. Pursuant to such legislation in effect at the time, the Stendal mill received approximately €278.0 million of government grants. We believe that we are in compliance in all material respects with all of the terms and conditions governing the government grants we have received in Germany.

The following table sets out for the periods indicated the effect of these government grants on the recorded value of such assets in our consolidated balance sheets:

	As at December 31,
	2009	2008	2007
	(in thousands)

Properties, gross amount including government grants less amortization	€1,152,288	€1,171,891	€1,237,624
Less: government grants less amortization	283,730	290,187	304,366

Properties, net (as shown on consolidated balance sheets)	€868,558	€881,704	€933,258

Qualifying capital investments at industrial facilities in Germany that reduce effluent discharges offset wastewater fees that would otherwise be required to be paid. For more information about our environmental capital expenditures, see “— Environmental”.

Total capital expenditures at the Celgar mill in 2009, 2008 and 2007 were €17.8 million, €12.1 million and €7.9 million, respectively. In 2009, capital expenditures related primarily to the Celgar Energy Project and upgrades to the mill’s woodroom. We commenced the Celgar Energy Project as part of our continued focus on energy production and sales and to increase the mill’s production of “green” energy and optimize its power generation capacity. The project is designed to be a high return capital project with an estimated cost of approximately €35.0 million. It includes the installation of a second turbine generator with a design capacity of 48 MW.

In October 2009, as part of the GTP, the Canadian government through NRCan agreed to provide approximately C$57.7 million (€38.5 million) in credits towards the capital costs associated with the Celgar mill, including the Celgar Energy Project. Such credits, when received, will reduce the cost basis of the assets purchased and are not recorded in our income. All remaining credits not used for the Celgar Energy Project will be available for use by the Celgar mill on other eligible projects until March 31, 2012. To be eligible for these credits, projects must meet certain energy efficiency or environmental improvement requirements. We are currently exploring additional opportunities to utilize such funding.

Once completed, the Celgar Energy Project is expected to bring the mill’s installed generating capacity up to 100 MW, and upgrade the mill’s bark boiler and steam facilities. In January 2009 the Celgar mill finalized the EPA under which it will sell electrical energy generated by the Celgar Energy Project to BC Hydro. See “— Generation and Sales of ‘Green’ Energy at our Mills”.

Excluding costs for the Celgar Energy Project to be financed through government grants under the GTP, our capital expenditures in 2010 are expected to be approximately €6.3 million.

Environmental

Our operations are subject to a wide range of environmental laws and regulations, dealing primarily with water, air and land pollution control. We devote significant management and financial resources to comply with all applicable environmental laws and regulations. Our total capital expenditures on environmental projects at our mills were approximately €9.5 million in 2009 (2008 — €4.9 million). In 2010, we expect environmental project related capital expenditures to be approximately €1.8 million, primarily relating to a washer project at the Rosenthal mill.

We believe we have obtained all required environmental permits, authorizations and approvals for our operations. We believe our operations are currently in substantial compliance with the requirements of all applicable environmental laws and regulations and our respective operating permits.

Under German state environmental rules relating to effluent discharges, industrial users are required to pay wastewater fees based upon the amount of their effluent discharge. These rules also provide that an industrial user which undertakes environmental capital expenditures and lowers certain effluent discharges to prescribed levels may offset the amount of these expenditures against the wastewater fees that they would otherwise be required to pay. We estimate that the aggregate wastewater fees we saved in 2009 as a result of environmental capital expenditures and initiatives to reduce allowable emissions and discharges at our Stendal and Rosenthal mills were approximately €6.4 million. We expect that capital investment programs and other environmental initiatives at our German mills will mostly offset the wastewater fees that may be payable for 2010 and 2011 and will ensure that our operations continue in substantial compliance with prescribed standards.

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

In November 2008, the Celgar mill suffered a spill of diluted weak black liquor into the nearby Columbia River. The spill was promptly reported by the mill to authorities and remediated. An environmental impact report prepared by independent consultants engaged by the mill concluded that the environmental impact of the spill was minimal. The spill was also investigated by federal and provincial environmental authorities and, in January 2009, the Celgar mill received a government directive requiring it to take a number of measures relating to the retention capacity of spill ponds. These measures have now been completed to the satisfaction of the overseeing environmental authorities. However, in September 2009, the Celgar mill received a summons in connection with this spill for charges under the Canadian Fisheries Act and the British Columbia Environmental Management Act, primarily relating to alleged effluent exceedances under the Celgar mill’s discharge permit. See “Legal Proceedings”.

The Celgar mill operates two landfills, a newly commissioned site and an older site. The Celgar mill intends to decommission the old landfill and is developing a closure plan and reviewing such plan with the Canadian Ministry of Environment, or “MOE”. However, the MOE, in conjunction with the provincial pulp and paper industry, is in the process of developing a standard for landfill closures. In addition, the portion of the landfill owned by an adjacent sawmill continues to be active. Accordingly, the mill has not been able to move forward with the closure. We currently believe we may receive regulatory approval for such closure plan in 2010 and commence closure activities thereafter. We currently estimate the cost of closing the landfill at approximately €1.8 million but since the closure program for the old landfill has not been finalized or approved, there can be no assurance that the decommissioning of the old landfill will not exceed such cost estimate.

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

Climate Change

Currently, there are numerous differing scientific studies and opinions relating to the severity, extent and speed at which climate change is or may be occurring around the world. As a result, we are currently unable to identify and predict all of the specific consequences of climate change on our business and operations.

To date, the potential and/or perceived effects of climate change and social and governmental responses to it have created both business opportunities and the potential for negative consequences for our business.

The focus on climate change has generated a substantial increase in demand and in legislative requirements for “carbon neutral” or “green” energy in both Europe and, increasingly, in North America. Pulp mills consume wood residue, being wood chips and pulp logs, as the base raw material for its production process. Wood chips are residue left over from lumber production and pulp logs are generally lower quality logs left over from logging that are unsuitable for the production of lumber.

As part of their production process, our mills take wood residue and process it through a digester where cellulose is separated from the wood to be used in pulp production and the remaining residue, called “black liquor”, is used for green energy production. As a result of their use of wood residue and because our mills generate combined heat and power, they are efficient producers of energy. This energy is carbon neutral and produced from a renewable source. Our relatively modern mills generate a substantial amount of energy that is surplus to their requirements.

These factors, along with governmental initiatives in respect of renewable or green energy legislation, have provided business opportunities for us to enhance our generation and sales of green energy and to participate in the sale of emission allowances under the EU ETS. See “Generation and Sales of ‘Green’ Energy at our Mills”.

Currently, we are exploring other initiatives to enhance our generation and sales of surplus green energy. Other potential opportunities that may result from climate change include:

•	increased growth rates for northern softwood forests due to greater atmospheric CO2 levels;

•	the expansion of softwood forests into less developed tundra areas;

•	more intensive forestry practices and timber salvaging versus harvesting standing timber;

•	greater demand for sustainable energy and cellulosic biomass fuels; and

•	governmental incentives and/or legislative requirements to enhance biomass energy production and prices.

At this time, we cannot predict which, if any, of these potential opportunities will be available to or realized by us or their economic effect on our business.

While all of the specific consequences to our business from climate control are not yet predictable, the most visible potential negative consequence is that the focus on renewable energy will create greater demand for the wood residuals or fiber that is consumed by our mills as part of their production process.

In Germany since 2006, the price and supply of wood residuals have been affected by an increasing demand from alternative or renewable energy producers and governmental initiatives for carbon neutral energy. Over the long term, this non-traditional demand for fiber is expected to increase in Europe. Additionally, the growing interest and focus in British Columbia for renewable green energy is also expected to create additional competition for such fiber in that region over time. Such additional demand for wood residuals may increase the competition and prices for wood residuals over time. See “Operating Costs — Fiber”.

Governmental action or legislation may also have an important effect on the demand and prices for wood residuals. As governments pursue green energy initiatives, they risk creating incentives and demand for wood residuals from renewable energy producers that “cannibalizes” or adversely affects existing traditional users, such as lumber and pulp and paper producers. We are actively engaged in continuing dialogue with government to educate and try to ensure potential initiatives recognize the traditional and continuing role of our mills in the overall usage of forestry resources and the economies of local communities.

Other potential consequences from climate change over time that may affect our business include:

•	a greater susceptibility of northern softwood forest to disease, fire and insect infestation. This has already occurred in northern British Columbia where the pine beetle infestation is reported to have killed over 620.0 million cubic meters of harvestable timber;

•	the disruption of transportation systems and power supply lines due to more severe storms;

•	the loss of water transportation for logs and our finished goods inventories due to lower water levels;

•	decreases in quantity and quality of processed water for our mill operations;

•	the loss of northern softwood boreal forests in areas in sufficient proximity to our mills to competitively acquire fiber; and

•	lower harvest levels decreasing the supply of harvestable timber and, as a consequence, wood residuals.

Human Resources

We currently employ approximately 1,455 people. We have approximately 1,056 employees working in our German operations, including our transportation and sales subsidiaries. In addition, there are approximately 18 people working at the office we maintain in Vancouver, British Columbia, Canada. Celgar currently employs approximately 381 people in its operations, the vast majority of which are unionized.

Rosenthal, which employs approximately 444 people, is bound by collective agreements negotiated with Industriegewerkschaft Bergbau Chemie, Energie, or “IGBCE”, a national union that represents pulp and paper workers. In January 2009, we successfully negotiated a new agreement with IGBCE substantially upon the same terms as the labor contract which expired at the end of 2008. This new collective agreement provided for an approximately 2.3% wage increase in 2009.

Stendal and its subsidiaries employ approximately 606 people. Pursuant to the government grants and financing arranged in connection with the Stendal mill, we have agreed with German state authorities to maintain at least 580 jobs until September 2010. Stendal has not yet entered into any collective agreements with IGBCE, although it may do so in the future.

We consider the relationships with our employees to be good. Although no assurances can be provided, we have not had any significant work stoppages at any of our German operations and we would therefore expect to enter into labor agreements with our pulp workers in Germany without any significant work stoppages at our German mills.

We negotiated a new four-year collective agreement, effective May 1, 2008, with our hourly workers at the Celgar mill to replace the collective agreement which expired on April 30, 2008. The agreement provided for a retroactive wage increase of 2.0% for 2008, a wage increase of 2.5% in each of 2009 and 2010 and a wage increase of 3.0% in 2011.

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

Senior Notes

In February 2005, we issued $310.0 million in principal amount of senior notes, referred to as the “Senior Notes”. The Senior Notes bear interest at the rate of 9.25% per annum, payable in arrears on February 15 and August 15 of each year the notes are outstanding. The Senior Notes mature on February 15, 2013. The Senior Notes are our senior unsecured obligations and, accordingly, will rank junior in right of payment to all existing and future secured indebtedness and all indebtedness and liabilities of our subsidiaries, equal in right of payment with all existing and future unsecured senior indebtedness and senior in right of payment to the 8.5% convertible senior subordinated notes due 2010 and the 8.5% convertible senior subordinated notes due 2012 as well as any future subordinated indebtedness. Since February 15, 2009, we have been able to redeem the Senior Notes, in whole or in part, at the applicable redemption prices plus accrued and unpaid interest, if any, to the redemption date. The notes were issued under an indenture which, among other things, restricts our ability and the ability of our restricted subsidiaries under the indenture to: (i) incur additional indebtedness or issue preferred stock; (ii) pay dividends or make other distributions to our stockholders; (iii) purchase or redeem capital stock or subordinated indebtedness (unless there is no default and such purchase or redemption involves our 8.5% convertible senior subordinated notes due 2010 and the daily closing sale price per share of our common stock on the NASDAQ Global Market for a period of at least ten consecutive trading days exceeds 120% of the then applicable conversion price of such convertible notes); (iv) make investments; (v) create liens and enter into sale and lease back transactions; (vi) incur restrictions on the ability of our restricted subsidiaries to pay dividends or make other payments to us; (vii) sell assets; (viii) consolidate or merge with or into other companies or transfer all or substantially all of our assets; and (ix) engage in transactions with affiliates. These limitations are subject to other important qualifications and exceptions.

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

Convertible Notes

In October 2003, we issued $82.5 million in aggregate principal amount of 8.5% convertible senior subordinated notes due 2010, referred to as the “2010 Convertible Notes”. In December 2006, we purchased and cancelled an aggregate of approximately $15.2 million principal amount of such notes in exchange for approximately 2.2 million shares of our common stock. In November 2009, we entered into private exchange agreements with holders of $43.3 million in aggregate principal amount of the 2010 Convertible Notes, pursuant to which such holders received an aggregate of $43.8 million in aggregate principal amount of new 8.5% convertible senior subordinated notes due 2012, referred to as the “2012 Convertible Notes”. We subsequently issued an additional $22.0 million in aggregate principal amount of 2012 Convertible Notes in January 2010 as part of an exchange offer whereby an aggregate of $21.7 million in aggregate principal amount of 2010 Convertible Notes were tendered for exchange and cancelled.

As at the date hereof, we had approximately $2.3 million in aggregate principal amount of 2010 Convertible Notes outstanding and $65.8 million in aggregate principal amount of 2012 Convertible Notes outstanding.

We pay interest semi-annually on April 15 and October 15 of each year for the 2010 Convertible Notes and on January 15 and July 15 of each year, beginning on July 15, 2010 for the 2012 Convertible Notes. The 2010 Convertible Notes mature on October 15, 2010 while the 2012 Convertible Notes mature on January 15, 2012. We can redeem the 2010 Convertible Notes, in whole or in part, at our option on not less than 20 and not more than 60 days’ prior notice at a redemption price equal to 100% of the principal amount thereof plus accrued and unpaid interest, if any, to, but not including, the date of redemption. The 2012 Convertible Notes will be redeemable beginning July 15, 2011, at our option in whole or in part, upon not less than 30 and not more than 60 days’ notice at a redemption price equal to 100% of the principal amount thereof plus accrued and unpaid interest up to, but not including, the date of redemption, subject to restrictions in the indenture governing the notes.

The 2010 Convertible Notes are convertible, at the option of the holder, unless previously redeemed, at any time on or prior to maturity into shares of our common stock at a conversion price of $7.75 per share, which is equal to a conversion rate of approximately 129 shares per $1,000 principal amount of 2010 Convertible Notes, subject to adjustment.

The 2012 Convertible Notes are convertible, at the option of the holders of the 2012 Convertible Notes, unless previously redeemed, at any time until the close of business on the last business day prior to maturity, into shares of our common stock at a conversion price of $3.30 per share, which is equal to a conversion rate of approximately 303 shares per $1,000 principal amount of 2012 Convertible Notes, subject to adjustment.

Holders of both the 2010 Convertible Notes and the 2012 Convertible Notes have the right to require us to purchase all or any part of such convertible notes 30 business days after the occurrence of a change of control with respect to us at a purchase price equal to the principal amount thereof plus accrued and unpaid interest, if any, to the date of purchase.

Both the 2010 Convertible Notes and the 2012 Convertible Notes are unsecured obligations of Mercer Inc. and are subordinated in right of payment to existing and future senior indebtedness (including our Senior Notes described above) and are effectively subordinated to all of the indebtedness and liabilities of our subsidiaries. The indentures governing each series of our convertible notes limit the incurrence by us, but not our subsidiaries, of senior indebtedness.

Stendal Loan Facility

In August 2002, Stendal entered into a senior €828.0 million project finance facility, referred to as the “Stendal Loan Facility”. The Stendal Loan Facility was comprised of several tranches which covered, among other things, project construction and development costs, financing and start-up costs and working capital, as well as the financing of a debt service reserve account, or “DSRA”, approved cost overruns and a revolving loan facility that covered time lags for receipt of grant funding and value-added tax refunds, which has been repaid. The DSRA is an account maintained to hold and, if needed, pay up to one year’s principal and interest due under the facility as partial security for the lenders. Other than the revolving working capital tranche, no further advances are currently available under the Stendal Loan Facility.

Pursuant to the Stendal Loan Facility, interest accrues at variable rates between Euribor plus 0.90% and Euribor plus 1.85% per year. The facility provides for Stendal to manage its risk exposure to interest rate risk, currency risk and pulp price risk by way of interest rate swaps, Euro and U.S. dollar swaps and pulp hedging transactions, subject to certain controls, including certain maximum notional and at-risk amounts. Pursuant to the terms of the facility, in 2002 Stendal entered into interest rate swap agreements in respect of borrowings to fix most of the interest costs under the Stendal Loan Facility at a rate of 5.28% plus an applicable margin, until final payment in October 2017. For more information, see “Item 7A — Quantitative and Qualitative Disclosures about Market Risk”.

Pursuant to the terms of the Stendal Loan Facility, Stendal reduced the aggregate advances outstanding to €531.1 million at the end of 2008 from a maximum original amount of €638.0 million. The tranches are generally repayable in installments and mature between the fifth and 15th anniversary of the first advance under the Stendal Loan Facility.

In February 2009, we completed an agreement with Stendal’s lending syndicate to amend the Stendal Loan Facility, referred to as the “Amendment”. Pursuant to the Amendment, Stendal’s obligation to repay €164.0 million of scheduled principal payments, referred to as the “Deferred Amount”, is deferred until maturity of the facility in September 2017. Until the Deferred Amount is repaid in full, Stendal may not make distributions, in the form of interest and capital payments on shareholder debt or dividends on equity invested, to its shareholders, including us. The Amendment also provides for a 100% cash sweep, referred to as the “Cash Sweep”, of any excess cash of Stendal which will be used first to fund the DSRA to a level sufficient to service the amounts due and payable under the Stendal Loan Facility during the then following 12 months, or “Fully Funded”, and second to prepay the Deferred Amount. Not included in the Cash Sweep is an amount of €15.0 million which Stendal is permitted to retain for working capital purposes.

The Amendment implemented a permitted leverage ratio of total debt under the Stendal Loan Facility to EBITDA, or “Senior Debt/EBITDA Cover Ratio”, to be effective from December 31, 2009 and to decline over time from 13.0x on its effective date to 4.5x on June 30, 2017. Subsequently, Stendal’s lending syndicate waived compliance with the permitted leverage ratio for the year ended December 31, 2009. The Amendment also revises the Stendal Loan Facility’s annual debt service cover ratio, or “Annual Debt Ratio”, requirement to be at least 1.1x for the period from December 31, 2011 to December 31, 2013 and 1.2x from January 1, 2014 until Maturity.

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

As at December 31, 2009, the principal amount outstanding under the Stendal Loan Facility was €514.5 million.

In connection with the Stendal Loan Facility, we entered into a shareholders’ undertaking agreement, referred to as the “Undertaking”, dated August 26, 2002, as amended, with Stendal’s then minority shareholders and the lenders in order to finance the shareholders’ contribution to the Stendal mill. Under the terms of the Undertaking, we have agreed, for as long as Stendal has any liability under the Stendal Loan Facility, to retain control over at least 51% of the voting shares of Stendal.

Rosenthal Loan Facilities

In August 2009, Rosenthal refinanced its revolving working capital facility, referred to as the “Rosenthal Loan Facility”, with a new revolving working capital facility, in a maximum amount of €25.0 million. The €25.0 million revolving working capital facility for the Rosenthal mill consists of a revolving credit facility which may be utilized by way of cash advances or advances by way of letter of credit or bank guarantees. The facility matures in December 2012. The interest payable on cash advances is Euribor plus 3.5%, plus certain other costs incurred by the lenders in connection with the facility. Each cash advance is to be repaid on the last day of the respective interest period and in full on the termination date and each advance by way of a letter of credit or bank guarantee shall be repaid on the applicable expiry date of such letter of credit or bank guarantee. An interest period for cash advances shall be one, three or six months or any other period as Rosenthal and the lenders may determine. There is also a 1.1% per annum commitment fee on the unused and uncancelled amount of the revolving facility which is payable quarterly in arrears. This facility is secured by a first fixed charge on the inventories, receivables and accounts of Rosenthal. It also provides Rosenthal with a hedging facility relating to the hedging of the interest, currency and pulp prices as they affect Rosenthal pursuant to a strategy agreed to by Rosenthal and the lender from time to time.

In August 2009, we also finalized a €4.4 million investment loan agreement with a lender relating to the new wash press at our Rosenthal mill. The four-year amortizing investment loan bears interest at the rate of Euribor plus 2.75%. Borrowings under this agreement are secured by the new wash press equipment.

As at December 31, 2009, we had not drawn any amount under the Rosenthal Loan Facility and had drawn €3.5 million under the investment loan agreement.

Celgar Working Capital Facility

In November 2009, Celgar amended its C$40.0 million revolving working capital credit facility, referred to as the “Celgar Working Capital Facility”. The Celgar Working Capital Facility now matures in May 2013 and is available by way of: (i) Canadian and U.S. denominated advances which bear interest at a designated prime rate plus 2.0% for Canadian advances and at a designated base rate plus 2.0% per annum for U.S. advances; (ii) banker’s acceptance equivalent loans which bear interest at the applicable Canadian dollar bankers’ acceptance rate plus 3.75% per annum; and/or (iii) LIBOR advances which bear interest at the applicable LIBOR plus 3.75% per annum. The Celgar Working Capital Facility also incorporates a C$3.0 million letter of credit sub line. Celgar is also required to pay a 0.5% per annum standby fee monthly in arrears on any unutilized portion of the revolving facility. Availability of drawdowns under the facility is subject to a borrowing base limit that is based upon the Celgar mill’s eligible accounts receivable and inventory levels from time to time. The Celgar Working Capital Facility is secured by, among other things, a first fixed charge on the current assets of Celgar.

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

These include statements regarding:

•	our markets;

•	demand and prices for our products;

•	raw material costs and supply;

•	energy prices, sales and our initiatives to enhance our generation and sales of surplus energy;

•	capital expenditures and expected returns or benefits;

•	the economy;

•	foreign exchange rates — particularly the U.S. dollar and Canadian dollar;

•	our level of indebtedness;

•	climate change; and

•	derivatives.

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

We intend that all forward-looking statements we make will be subject to safe harbor protection of the federal securities laws pursuant to Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

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

Industry capacity can fluctuate as changing industry conditions can influence producers to idle production capacity or permanently close mills. In addition, to avoid substantial cash costs in idling or closing a mill, some producers will choose to operate at a loss, sometimes even a cash loss, which can prolong weak pricing environments due to oversupply. Oversupply of our products can also result from producers introducing new capacity in response to favorable pricing trends.

Demand for pulp has historically been determined by the level of economic growth and has been closely tied to overall business activity. From 2006 to mid-2008, pulp prices steadily improved. However, a global economic crisis in the latter half of 2008 resulted in a sharp decline of pulp prices from a high of €900 per ADMT to €635 per ADMT at the end of 2008. Although pulp prices began to increase in the second half of 2009, there may be renewed pulp price deterioration in the future. We cannot predict the impact of sustained economic weakness on the demand and prices for our products.

Prices for pulp are driven by many factors outside our control, and we have little influence over the timing and extent of price changes, which are often volatile. Because market conditions beyond our control determine the price for pulp, prices may fall below our cash production costs, requiring us to either incur short-term losses on product sales or cease production at one or more of our mills. Therefore, our profitability depends on managing our cost structure, particularly raw materials which represent a significant component of our operating costs and can fluctuate based upon factors beyond our control. If the prices of our products decline, or if prices for our raw materials increase, or both, our results of operations could be materially adversely affected.

Our level of indebtedness could negatively impact our financial condition and results of operations.

As of December 31, 2009, we had approximately €829.2 million of indebtedness outstanding, of which €514.6 million relates to the Stendal Loan Facility. We may also incur additional indebtedness in the future. Our high debt levels may have important consequences for us, including, but not limited to the following:

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

Our ability to repay or refinance our indebtedness will depend on our future financial and operating performance. Our performance, in turn, will be subject to prevailing economic and competitive conditions, as well as financial, business, legislative, regulatory, industry and other factors, many of which are beyond our control. Our ability to meet our future debt service and other obligations, in particular the Stendal Loan Facility, may depend in significant part on the extent to which we can implement successfully our business strategy. We cannot assure you that we will be able to implement our strategy fully or that the anticipated results of our strategy will be realized.

The weak global economy could adversely affect our business and financial results and have a material adverse effect on our liquidity and capital resources.

Global financial markets experienced extreme and unprecedented disruption in the second half of 2008, including, among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others. Although financial markets have stabilized and signs of a global economic recovery began to emerge in the latter part of 2009, the economic environment, particularly in the United States and Europe, continues to be weak and we remain subject to a number of risks associated with these adverse economic conditions.

Principally, as pulp demand has historically been determined by the level of economic growth and business activity, demand and prices for our product have historically decreased substantially during economic slowdowns. Additionally, restricted credit availability restrains our customers’ ability or willingness to purchase our products resulting in lower revenues. Restricted credit availability also can restrict us in the way we operate our business, our level of inventories and the amount of capital expenditures we may undertake. Depending on their severity and duration, the effects and consequences of a global economic downturn could have a material adverse effect on our liquidity and capital resources, including our ability to raise capital, if needed, and otherwise negatively impact our business and financial results.

The nature of the recovery in the financial markets and in the global economy in general remains uncertain, and there can be no assurance that market conditions will continue to improve in the near future.

In a weak pulp price and demand environment, there can be no assurance that we will be able to generate sufficient cash flows to service, repay or refinance debt.

Although the global economy began to recover in the latter half of 2009, leading to improved pulp demand and prices, the duration and extent of such recovery is not known and there can be no assurance that we will be able to generate sufficient cash flows to service, repay or refinance our outstanding indebtedness when it matures should the world economy experience another significant economic downturn.

Cyclical fluctuations in the price and supply of our raw materials could adversely affect our business.

Our main raw material is fiber in the form of wood chips and pulp logs. Such fiber is cyclical in terms of both price and supply. The cost of wood chips and pulp logs is primarily affected by the supply and demand for lumber. Demand for these raw materials is generally determined by the volume of pulp and paper products produced globally and regionally. Since 2006 generally higher energy prices, a focus on, and governmental initiatives related to, “green” or renewable energy have led to an increase in renewable energy projects in Europe, including Germany. Demand for wood residuals from such energy producers has generally put upward pressure on prices for wood residuals such as wood chips in Germany and its neighboring countries. This has resulted in higher fiber costs for our German mills and such trend could continue to put further upward pressure on wood chip prices. Similarly, North American energy producers are exploring the viability of renewable energy initiatives and governmental initiatives in this field are increasing, all of which could lead to higher demand for sawmill residual fiber, including chips. The cyclical nature of pricing for these raw materials represents a potential risk to our profit margins if pulp producers are unable to pass along price increases to their customers or we cannot offset such costs through higher prices for our surplus energy.

We do not own any timberlands or have any long-term governmental timber concessions nor do we have any long-term fiber contracts at our German operations. Raw materials are available from a number of suppliers and we have not historically experienced material supply interruptions or substantial sustained price increases, however our requirements have increased and may continue to increase as we increase capacity through capital projects or other efficiency measures at our mills. As a result, we may not be able to purchase sufficient quantities of these raw materials to meet our production requirements at prices acceptable to us during times of tight supply. In addition, the quantity and quality of fiber we receive could be reduced as a result of industrial disputes, material curtailments or shut-down of operations by suppliers, government orders and legislation, weather conditions, acts of god and other events beyond our control. An insufficient supply of fiber or reduction in the quality of fiber we receive would materially adversely affect our business, financial condition, results of operations and cash flow. In addition to the supply of wood fiber, we are dependent on the supply of certain chemicals and other inputs used in our production facilities. Any disruption in the supply of these chemicals or other inputs could affect our ability to meet customer demand in a timely manner and could harm our reputation. Any material increase in the cost of these chemicals or other inputs could have a material adverse effect on our business, results of operations, financial condition and cash flows.

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

In 2009, the majority of our sales were in products quoted in U.S. dollars while most of our operating costs and expenses, other than those of the Celgar mill, were incurred in Euros. In addition, all of the products sold by the Celgar mill are quoted in U.S. dollars and the Celgar mill costs are primarily incurred in Canadian dollars. Our results of operations and financial condition are reported in Euros. As a result, our revenues are adversely affected by a decrease in the value of the U.S. dollar relative to the Euro and to the Canadian dollar. Such shifts in currencies relative to the Euro and the Canadian dollar reduce our operating margins and the cash flow available to fund our operations and to service our debt. This could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

We record unrealized gains or losses on our derivative instruments when they are marked to market at the end of each reporting period and realized gains or losses on them when they are settled. These unrealized and realized gains and losses can materially impact our operating results for any reporting period. For example, our operating results for 2009 included unrealized net losses of €5.7 million on our interest rate derivatives. For 2008, our operating results included unrealized net losses of €25.2 million on our interest rate derivatives. Our operating results for 2007 included realized and unrealized net gains of €20.4 million on currency and interest rate derivatives.

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

The Celgar Energy Project is subject to customary risks and uncertainties inherent for large capital projects which could result in the project not completing on schedule or as budgeted. The Celgar mill could experience operating difficulties or delays during the start-up period when production of “green” energy is being ramped up. The Celgar Energy Project may not achieve our planned power generation or the level required under the electricity purchase agreement concluded with British Columbia’s principal power authority. Cost overruns, equipment breakdowns or failures to perform to design specifications, delays in the generation and sales of surplus energy, including contracted amounts, could have a material adverse effect on our Celgar mill’s results of operations and financial performance.

Our business is subject to risks associated with climate change and social and government responses thereto.

Currently, there are differing scientific studies and opinions relating to the severity, extent and speed at which climate change is or may be occurring around the world. As a result, we are currently unable to identify and predict all of the specific consequences of climate change on our business and operations.

To date, the potential and/or perceived effects of climate change and social and government responses to it have created both opportunities, such as enhanced sales of surplus “green” energy, and risks for our business.

While all of the specific consequences from climate change are not yet predictable, we are subject to risks that government and social focus on and demand for “carbon neutral” or “green” energy will create greater demand for the wood residuals or fiber that is consumed by our pulp mills as part of their production process. In addition, governmental initiatives or legislation may also increase both the demand and prices for wood residuals. As governments pursue green energy initiatives, they may implement financial, tax, pricing or other legislated incentives for renewable energy producers that “cannibalize” or materially adversely affect fiber supplies for existing traditional users, such as lumber and pulp and paper producers.

Such additional demand for wood residuals and/or governmental initiatives may materially increase the competition and prices for wood residuals over time. This could increase our fiber costs and/or restrict our ability to acquire fiber at competitive prices or at all during times of shortages. If our fiber costs increase and we cannot pass on these costs to our customers or offset them through higher prices for our sales of surplus energy, it will negatively affect our operating margins, results of operations and financial position. If we cannot obtain the fiber required to operate our mills, we may have to curtail and/or shut down production. This could have a material adverse effect on operations, financial results and financial position.

Other potential risks to our business from climate change include:

•	a greater susceptibility of northern softwood forest to disease, fire and insect infestation, which could diminish fiber availability;

•	the disruption of transportation systems and power supply lines due to more severe storms;

•	the loss of water transportation for logs and our finished goods inventories due to lower water levels;

•	decreases in quantity and quality of processed water for our mill operations;

•	the loss of northern softwood boreal forests in areas in sufficient proximity to our mills to competitively acquire fiber; and

•	lower harvest levels decreasing the supply of harvestable timber and, as a consequence, wood residuals.

The occurrence of some or all of these events could have a material adverse effect on our operations and/or financial results.

We are subject to risks related to our employees.

The majority of our employees are unionized. In the future we may enter into a collective agreement with our pulp workers at the Stendal mill. The collective agreements relating to hourly workers at both our Rosenthal and Celgar mills expired in 2008. In September 2008, we negotiated a new four-year collective agreement, effective May 1, 2008, with the hourly workers at our Celgar mill and, in January 2009, we entered into a new collective agreement with our Rosenthal employees. Although we have not experienced any work stoppages in the past, there can be no assurance that we will be able to negotiate acceptable collective agreements or other satisfactory arrangements with our employees upon the expiration of our collective agreements or in conjunction with the establishment of a new agreement or arrangement with our pulp workers at the Stendal mill. This could result in a strike or work stoppage by the affected workers. The registration or renewal of the collective agreements or the outcome of our wage negotiations could result in higher wages or benefits paid to union members. Accordingly, we could experience a significant disruption of our operations or higher on-going labor costs, which could have a material adverse effect on our business, financial condition, results of operations and cash flow.

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

A material disruption at one of our manufacturing facilities could prevent us from meeting customer demand, reduce our sales and/or negatively impact our results of operations. Any of our mills could cease operations unexpectedly due to a number of events, including:

•	unscheduled maintenance outages;

•	prolonged power failures;

•	equipment failure;

•	design error or operator error;

•	chemical spill or release;

•	explosion of a boiler;

•	disruptions in the transportation infrastructure, including roads, bridges, railway tracks and tunnels;

•	fires, floods, earthquakes or other natural catastrophes;

•	prolonged supply disruption of major inputs;

•	labor difficulties; and

•	other operational problems.

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

We have obtained insurance coverage that we believe would ordinarily be maintained by an operator of facilities similar to our mills. Our insurance is subject to various limits and exclusions. Damage or destruction to our facilities could result in claims that are excluded by, or exceed the limits of, our insurance coverage. Additionally, the weak global and financial markets have also reduced the availability and extent of credit insurance for our customers. If we cannot obtain adequate credit insurance for our customers, we may be forced to amend or curtail our planned operations which could negatively impact our sales revenues, results of operations and financial position.

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

We are subject to the provisions of Chapter 23B.19 of the Washington Business Corporation Act, contained within Title 23B of the Revised Code of Washington, which prohibits a Washington corporation, including our Company, from engaging in any significant business transaction with an “acquiring person” for a period of five years after the date of the transaction in which the person became an acquiring person, unless the significant business transaction is approved by a majority of our board of directors prior to the time the person became an acquiring person. A significant business transaction includes mergers, asset sales and other transactions resulting in a disproportionate financial benefit to the acquiring person. Subject to certain exceptions, an “acquiring person” is a person who, together with affiliates and associates, owns or acquires 10% or more of a corporation’s voting stock. We may in the future adopt certain measures that may have the effect of delaying, deferring or preventing a change in control of our Company. Under Washington State law, we have the ability to adopt certain of these measures, including, without limitation, a shareholder rights plan, without any further vote or action by the holders of our shares. These measures may have anti-takeover effects, which may delay, defer or prevent a takeover attempt that a holder of our shares might consider in its best interest.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We lease offices in Vancouver, British Columbia, Seattle, Washington, and Berlin, Germany. We own the Rosenthal and Celgar mills and the underlying property. The Stendal mill is situated on property owned by Stendal, our 74.9% owned subsidiary.

The Rosenthal mill is situated on a 220 acre site near the town of Blankenstein in the state of Thüringia, approximately 250 kilometers south of Berlin. The Saale river flows through the site of the mill. In late 1999, we completed a major capital project which converted the Rosenthal mill to the production of kraft pulp. It is a single line mill with a current annual production capacity of approximately 330,000 ADMTs of kraft pulp. The mill is self-sufficient in steam and electrical power. Some excess electrical power which is constantly generated is sold to the regional power grid. The facilities at the mill include:

•	an approximately 315,000 square feet fiber storage area;

•	barking and chipping facilities for pulp logs;

•	an approximately 300,000 square feet roundwood yard;

•	a fiber line, which includes a Kamyr continuous digester and bleaching facilities;

•	a pulp machine, which includes a dryer, a cutter and a baling line;

•	an approximately 63,000 square feet finished goods storage area;

•	a chemical recovery system, which includes a recovery boiler, evaporation plant and recausticizing plant;

•	a fresh water plant;

•	a wastewater treatment plant; and

•	a power station with a turbine capable of producing 57 MW of electric power from steam produced by the recovery boiler and the power boiler.

The Stendal mill is situated on a 200 acre site owned by Stendal that is part of a larger 1,250 acre industrial park near the town of Stendal in the state of Saxony-Anhalt, approximately 250 kilometers north of the Rosenthal mill and 100 kilometers west of Berlin. The mill is adjacent to the Elbe river and has access to harbor facilities for water transportation. The mill is a single line mill with a current annual design production capacity of approximately 645,000 ADMTs of kraft pulp. The Stendal mill is self-sufficient in steam and electrical power. Some excess electrical power which is constantly being generated is sold to the regional power grid. The facilities at the mill include:

•	an approximately 920,000 square feet fiber storage area;

•	debarking and chipping facilities for pulp logs;

•	a fiber line, which includes ten Superbatch digesters and bleaching facilities;

•	a pulp machine, which includes a dryer, a cutter and a baling line;

•	an approximately 108,000 square feet finished goods storage area;

•	a recovery line, which includes a recovery boiler, evaporation plant, recausticizing plant and lime kiln;

•	a fresh water plant;

•	a wastewater treatment plant; and

•	a power station with a turbine capable of producing approximately 100 MW of electric power from steam produced by the recovery boiler and a power boiler.

The Celgar mill is situated on a 400 acre site near the city of Castlegar, British Columbia. The mill is located on the south bank of the Columbia River, approximately 400 kilometers east of the port city of Vancouver, British Columbia, and approximately 32 kilometers north of the Canada-U.S. border. The city of Seattle, Washington is approximately 450 kilometers southwest of Castlegar. It is a single line mill with a current annual production capacity of approximately 500,000 ADMTs of kraft pulp. Internal power generating capacity will, with certain capital improvements that are currently being constructed, enable the Celgar mill to be self-sufficient in electrical power and to sell surplus electricity. The facilities at the Celgar mill include:

•	chip storage facilities consisting of four vertical silos and an asphalt surfaced yard with a capacity of 200,000 cubic meters of chips;

•	a woodroom containing debarking and chipping equipment for pulp logs;

•	a fiber line, which includes a dual vessel hydraulic digester, pressure knotting and screening, single stage oxygen delignification and a four stage bleach plant;

•	two pulp machines, which each include a dryer, a cutter and a baling line;

•	a chemical recovery system, which includes a recovery boiler, evaporation plant, recausticizing area and effluent treatment system; and

•	a turbine and generator capable of producing approximately 52 MW of electric power from steam produced by a recovery boiler and power boiler.

At the end of 2009, substantially all of the assets relating to the Stendal mill were pledged to secure the Stendal Loan Facility. The working capital loan facilities established for the Rosenthal and Celgar mills are secured by first charges against the inventories and receivables at the respective mills.

The following table sets out our pulp production capacity and actual production sales volumes and revenues by mill for the periods indicated:

	Annual
	Production	Years Ended December 31,
	Capacity(1)	2009	2008	2007
		(ADMTs)

Pulp Production by Mill:
Rosenthal	330,000	310,244	328,693	326,838
Celgar	500,000	466,855	485,893	476,243
Stendal	645,000	620,342	610,401	601,592

Total pulp production	1,475,000	1,397,441	1,424,987	1,404,673

(1)	Capacity is the rated capacity of the plants for the year ended December 31, 2009, which is based upon production for 365 days a year. Targeted production is generally based upon 355 days per year.

ITEM 3.	LEGAL PROCEEDINGS

In October 2005, our wholly-owned subsidiary, Zellstoff Celgar Limited, received a re-assessment for real property transfer tax payable in British Columbia, Canada, in the amount of approximately €3.0 million (C$4.5 million) in connection with the acquisition of the Celgar mill. We are currently contesting the re-assessment and, as part of this process, a statutory lien was registered against the assets of the Celgar mill by British Columbia’s revenue authority in 2008. We currently expect the Supreme Court of British Columbia to hold a hearing in this matter sometime in 2010. The amount, if any, that may be payable in connection with this matter remains uncertain.

In July 2009, Zellstoff Celgar Limited filed a petition with the Supreme Court of British Columbia seeking to set aside the City of Castlegar’s 2009 property tax rate bylaw, which established the Celgar mill’s property tax levy for 2009 of approximately €1.6 million (C$2.5 million), of which €0.5 million (C$0.8 million) has been paid. In connection with this dispute, Celgar has only submitted a partial payment for its 2009 annual property tax assessment. We expect an administrative hearing to be held on this matter sometime during 2010. Although Celgar has fully accrued the maximum €0.2 million (C$0.3 million) in municipal tax penalties, we are still potentially subject to interest on the amount of taxes outstanding.

In September 2009, the Celgar mill received a summons for charges under the Canadian Fisheries Act and the British Columbia Environmental Management Act in connection with a November 2008 spill of diluted weak black liquor and diluted weak black liquor foam into the nearby Columbia River. The charges relate primarily to exceedances of allowable limits under the Celgar mill’s effluent discharge permit and spill pond maintenance requirements. We expect the Provincial Court of British Columbia to hold a hearing on this matter sometime in 2010. Although we cannot assess with any certainty the potential liability for damages, if any, that may result from these charges, we do not currently expect them to have a material adverse effect on our business or operations. Nevertheless, there can be no assurance that we will not be required to pay the maximum amount of fines that may be levied pursuant to the application of statutory provisions.

We are also subject to routine litigation incidental to our business. We do not believe that the outcome of such litigation will have a material adverse effect on our business or financial condition.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) Market Information.  Our shares are quoted for trading on the NASDAQ Global Market under the symbol “MERC” and listed in U.S. dollars on the Toronto Stock Exchange under the symbol “MRI.U”. The following table sets forth the high and low sale prices of our shares on the NASDAQ Global Market for each quarter in the two year period ended December 31, 2009:

Fiscal Quarter Ended	High	Low

2008
March 31	$9.02	$6.70
June 30	8.48	6.31
September 30	7.72	3.17
December 31	3.66	0.95

2009
March 31	$2.24	$0.25
June 30	1.24	0.51
September 30	4.37	0.50
December 31	3.68	1.73

(b) Shareholder Information.  As at February 24, 2010, there were approximately 382 holders of record of our shares and a total of 36,451,161 shares were outstanding.

(c) Dividend Information.  The declaration and payment of dividends is at the discretion of our board of directors. Our board of directors has not declared or paid any dividends on our shares in the past two years and does not anticipate declaring or paying dividends in the foreseeable future.

(d) Equity Compensation Plans.  The following table sets forth information as at December 31, 2009 regarding our equity compensation plans approved by our shareholders. 1,000,000 of our shares may be issued pursuant to options, stock appreciation rights and restricted shares under our 2004 Stock Incentive Plan. Our Amended and Restated 1992 Non-Qualified Stock Option Plan expired in 2008.

	Number of Shares to be	Weighted-average	Number of Shares
	Issued Upon Exercise	Exercise Price of	Available for Future
	of Outstanding Options	Outstanding Options	Issuance Under Plan

2004 Stock Incentive Plan	30,000	$7.30	151,149 (1)
Amended and Restated 1992 Non-Qualified Stock Option Plan	890,000	$6.40	— (2)

(1)	An aggregate of 253,685 restricted shares have been issued under the plan. Grants for up to 565,165 shares have been made pursuant to the Performance Supplement under the plan (as described below).
(2)	The plan has expired.

The terms of our 2004 Stock Incentive Plan, referred to as the “2004 Plan”, permit us to grant awards under other plans, programs or agreements which may be settled in shares under the 2004 Plan. Pursuant to such terms we initiated a long-term performance incentive supplement, or “Performance Supplement”, in February 2008. The function of the Performance Supplement, in accordance with the purposes of the 2004 Plan, is to promote the long-term success of the Company and the creation of shareholder value by aligning the interests of our employees, including senior management, with those of our shareholders. Any grants made under the Performance Supplement are settled in the form of shares issued under the 2004 Plan and any shares issued pursuant to the Performance Supplement reduce the number of shares available under the 2004 Plan.

The Performance Supplement provides for the grant of restricted stock, restricted stock units and performance awards comprised of performance shares and performance units to salaried employees of the Company and its affiliates. The total number of shares reserved and available for delivery for awards granted under the Performance Supplement is 565,165 shares and represents a portion of the shares which can be issued under the 2004 Plan.

We do not have any equity compensation plans that have not been approved by shareholders.

(e) In November 2009 we entered into exchange agreements, referred to as the “Exchange Agreements” with certain holders of our 2010 Convertible Notes, pursuant to which an aggregate of $43,250,000 in principal amount of the 2010 Convertible Notes were exchanged for an amount of our newly issued 2012 Convertible Notes equal to the principal amount of the 2010 Convertible Notes exchanged plus accrued and unpaid interest thereon to the closing of the exchange, which occurred in early December 2009. As a result, a total of $43,811,653 in aggregate principal amount of the 2012 Convertible Notes were issued pursuant to the Exchange Agreements.

The 2012 Convertible Notes issued in accordance with the terms of the Exchange Agreements are convertible into shares of the Company’s common stock at a conversion price of $3.30 per share, (equal to a conversion rate of approximately 303 shares per $1,000 principal amount of 2012 Convertible Notes), subject to certain adjustments. Since the Exchange Agreements were entered into with existing holders of the 2010 Convertible Notes and no commission or other remuneration was paid or given directly or indirectly for soliciting the Exchange Agreements, the 2012 Convertible Notes issued in accordance with the Exchange Agreements were exempt from registration pursuant to Section 3(a)(9) of the Securities Act.

(f) Exchange Offer — In late December 2009, we commenced a tender offer, referred to as the “Exchange Offer”, to exchange up to $23,625,000 aggregate principal amount of our then outstanding 2010 Convertible Notes in exchange for an amount of our 2012 Convertible Notes equal to the principal amount of the 2010 Convertible Notes tendered, plus accrued and unpaid interest equaling approximately $12.75 per $1,000 principal amount of 2010 Convertible Notes tendered in the Exchange Offer. As a result of the Exchange Offer, which expired in January 2010, $21,730,000 in aggregate principal amount of our 2010 Convertible Notes was tendered in exchange for $22,012,490 in aggregate principal amount of our 2012 Convertible Notes. Since participation in the Exchange Offer was limited to existing holders of the 2010 Convertible Notes and no commission or other remuneration was paid or given directly or indirectly for soliciting the 2010 Convertible Notes tendered in the Exchange Offer, the 2012 Convertible Notes issued as part of the Exchange Offer were exempt from registration pursuant to Section 3(a)(9) of the Securities Act.

(g) Performance Graph.  The following graph shows a five-year comparison of cumulative total shareholder return, calculated on an assumed dividend reinvested basis, for our common stock, the NASDAQ Stock Market Index (the “NASDAQ Index”) and Standard Industrial Classification, or “SIC”, Code Index (SIC Code 2611 — pulp mills) (the “Industry Index”). The graph assumes $100 was invested in each of our common stock, the NASDAQ Index and the Industry Index on December 31, 2004. Data points on the graph are annual.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN AMONG MERCER INTERNATIONAL, INC., NASDAQ MARKET INDEX, AND SIC CODE INDEX

ASSUMES $100 INVESTED ON JAN. 01, 2005
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING DEC. 31, 2009

	2004	2005	2006	2007	2008	2009

Mercer International Inc.	100.00	73.80	111.46	73.52	18.03	29.11
SIC Code Index	100.00	102.94	159.91	196.01	32.40	31.43
NASDAQ Stock Market Index	100.00	102.20	112.68	124.57	74.71	108.56

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth selected historical financial and operating data as at and for the periods indicated. The following selected financial data is qualified in its entirety by, and should be read in conjunction with, our consolidated financial statements and related notes contained in this annual report and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”. The following selected financial data:

•	includes the operating results and financial condition of the Celgar mill from the time of its acquisition in February 2005; and

•	excludes the results of operations of our paper operations which were sold in 2006 and are accounted for as discontinued operations. Previously reported data and the financial statements and related notes included herein have been reclassified to conform to the current presentation.

	Years Ended December 31,
	2009	2008	2007	2006	2005
	(Euro in thousands, other than per share and per ADMT amounts)

Statement of Operations Data
Revenues	€619,799	€720,291	€727,295	€644,899	€469,178
Costs and expenses	€632,598	€706,962	€657,709	€552,395	€450,528
Operating income (loss) from continuing operations	€(12,799)	€13,329	€69,586	€92,504	€18,650
Gains (losses) on derivative instruments	€(5,760)	€(25,228)	€20,357	€105,848	€(71,763)
Interest expense	€64,770	€65,756	€71,400	€91,931	€86,326
Investment income (loss)	€(1,804)	€(1,174)	€4,453	€6,090	€2,422
Income (loss) from continuing operations after income taxes(2)	€(72,125)	€(85,540)	€23,640	€70,313	€(129,732)
Net income (loss) attributable to common shareholders (including discontinued operations)	€(62,189)	€(72,465)	€22,179	€63,210	€(117,146)
Net income (loss) per share attributable to common shareholders from continuing operations,
Basic	€(1.71)	€(2.00)	€0.62	€2.08	€(3.59)
Diluted	€(1.71)	€(2.00)	€0.58	€1.72	€(3.59)
Net income (loss) per share attributable to common shareholders (including discontinued operations)	€(1.71)	€(2.00)	€0.61	€1.90	€(3.75)
Weighted average shares outstanding (in thousands)
Basic	36,297	36,285	36,081	33,336	31,218
Diluted	36,297	36,287	45,303	43,084	31,218
Balance Sheet Data
Current assets	€201,805	€258,901	€290,259	€221,800	€251,522
Current liabilities	€101,784	€104,527	€121,516	€120,002	€140,327
Working capital	€100,021	€154,374	€168,743	€101,798	€111,195
Total assets(1)	€1,083,831	€1,151,600	€1,272,393	€1,284,089	€1,379,372
Long-term liabilities	€896,074	€914,970	€895,262	€967,583	€1,120,784
Total equity	€85,973	€132,103	€255,615	€196,504	€118,261
Other Pulp Data
Sales volume (ADMTs)	1,445,461	1,423,300	1,352,590	1,326,355	1,101,304
Production (ADMTs)	1,397,441	1,424,987	1,404,673	1,302,260	1,184,619
Average price realized (per ADMT)	€393	€478	€516	€465	€407

(1)	We do not report the effect of government grants relating to our assets in our income. These grants reduce the cost basis of the assets purchased when the grants are received. See “Item 1 — Business — Capital Expenditures”.
(2)	The presentation for 2005, 2006 and 2007 has been modified to conform to the presentation requirements as prescribed in the Consolidations Topic ASC 810 (see Note 17 — Noncontrolling Interest in our consolidated financial statements).

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of our continuing operations as at and for the three years ended December 31, 2009 is based upon and should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this annual report.

Results of Operations

General

We operate in the pulp business and our operations are located in Germany and Western Canada. Our mills have a combined annual production capacity of approximately 1,475,000 ADMTs.

We operate in markets that are global, cyclical and commodity based. Our financial performance depends on a number of variables that impact sales and production costs. Sales and production results are influenced largely by the market price for our products, raw materials and foreign currency exchange rates. Kraft pulp markets are highly cyclical, with prices determined by supply and demand. Demand for kraft pulp is influenced to a significant degree by global levels of economic activity and supply is driven by industry capacity and utilization rates. Our product mix is important because premium grades of NBSK pulp generally achieve higher prices and profit margins.

Global economic conditions, changes in production capacity and inventory levels are the primary factors affecting kraft pulp prices. Historically, kraft pulp prices have been cyclical in nature. The average European list prices for NBSK pulp between 2000 and 2008 ranged from a low of $447 per ADMT in 2002 to a high of $900 per ADMT in mid-2008. In the latter part of 2008, we experienced extremely difficult market conditions characterized by poor demand and rapidly declining prices, all of which impacted our results for 2008. In slowing economic times, a key factor influencing our competitive position is the price of our product. At the end of 2008, NBSK list prices in Europe had declined to $635 per ADMT. As world economies began to stabilize, NBSK list prices rebounded in the latter part of 2009 to finish at $800 per ADMT in Europe at year end.

Our sales realizations are affected by customer discounts, commissions and other items, as well as fluctuations in NBSK pulp prices.

During the last three years, energy production and sales of surplus energy have become a key source of revenues for us. In 2009 and 2008, our mills generated 478,674 MWh and 456,059 MWh, respectively, of surplus energy, primarily from a renewable carbon-neutral source. Revenues from the sale of surplus energy in our German mills also increased by 39.7% to €41.9 million in 2009 from €30.0 million in 2008, mainly due to changes to the Renewable Energy Act. Additionally, upon the projected completion of the Celgar Energy Project in September 2010, we currently estimate that surplus power sales from the mill will generate approximately C$20.0 million (€13.3 million) to C$25.0 million (€16.7 million) in annual revenues. We anticipate that with the increased focus on renewable energy, including through legislation, incentives and commercialization in Europe and increasingly in North America, revenues from the sale of our surplus energy are likely to increase. Increasing our generation and sales of surplus renewable energy will continue to be a key focus for us in the near term. We are currently exploring various initiatives to enhance such generation and sales revenues. Such initiatives, if implemented, will likely require additional capital spending.

Our production costs are influenced by the availability and cost of raw materials, energy and labor, and our plant efficiencies and productivity. Our main raw material is fiber in the form of wood chips and pulp logs. Wood chip and pulp log costs are primarily affected by the supply of, and demand for, lumber and pulp, which are both highly cyclical. Higher energy prices and a focus on “green” or renewable energy while benefiting our surplus power sales has also led to an overall increase in demand for wood residuals from other renewable energy producers such as pellet producers. Declining energy prices and weakening economies through much of 2009 tempered this increase during 2009. However, over the longer term, we expect demand from renewable energy producers may increase and put upward pressure on prices for wood residuals such as wood chips in Germany and its neighboring countries. Similarly, renewable energy initiatives in British Columbia are increasing and could also lead to higher demand for wood residuals there over time. Higher fiber costs could affect producer profit margins if they are unable to pass along price increases to pulp customers or purchasers of surplus energy.

Production costs also depend on the total volume of production. High operating rates and production efficiencies permit us to lower our average cost by spreading fixed costs over more units. Higher operating rates also permit us to increase our generation and sales of surplus renewable energy.

Our financial performance for any reporting period is also impacted by changes in the U.S. dollar to Euro and Canadian dollar exchange rate and in interest rates. Changes in currency rates affect our operating results because the price for our principal product, NBSK pulp, is generally based on a global industry benchmark that is quoted in U.S. dollars, even though a significant portion of the sales from our German mills is invoiced in Euros. Therefore, a weakening of the U.S. dollar against the Euro and the Canadian dollar will generally reduce the amount of our pulp operations’ revenues. Most of our operating costs at our German mills, including our debt obligations under the Stendal Loan Facility and Rosenthal Loan Facility, are incurred in Euros. Most of our operating costs at the Celgar mill, including the Celgar Working Capital Facility, are in Canadian dollars. These costs do not fluctuate with the U.S. dollar to Euro or Canadian dollar exchange rates. Thus, a weakening of the U.S. dollar against the Euro and the Canadian dollar tends to reduce our sales revenue, gross profit and income from operations. Conversely, an increase in the U.S. dollar versus the Euro and the Canadian dollar positively impacts our revenues by increasing our operating margins and cash flow.

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

Stendal, as required under the Stendal Loan Facility, entered into variable-to-fixed rate interest swaps, referred to as the “Stendal Interest Rate Swap Contracts”, in August 2002 to fix the interest rate on approximately €612.6 million of indebtedness for the full term of the Stendal Loan Facility. In 2009 and 2008, we recorded a net unrealized non-cash loss of €5.8 million and €25.2 million, respectively, before noncontrolling interests on the mark to market valuation of the Stendal Interest Rate Swap Contracts. Such unrealized losses resulted primarily from the decrease in long-term European interest rates. In 2007, we recorded a net unrealized non-cash gain of €19.5 million before noncontrolling interests on the Stendal Interest Rate Swap Contracts. Changes in long-term interest rates could result in our recording of further unrealized non-cash losses or gains on the Stendal Interest Rate Swap Contracts in future periods when they are marked to market.

2009 Significant Actions

In 2009 we took the following significant actions:

•	Amended the Stendal Loan Facility to defer €164.0 million of scheduled principal payments until the maturity of the facility in September 2017;

•	Enhanced our short-term liquidity by completing the Exchange Agreements with certain holders of our 2010 Convertible Notes and commencing the Exchange Offer, which together resulted in the exchange of $65.0 million in aggregate principal amount of our 2010 Convertible Notes for $65.8 million in aggregate principal amount of our newly issued 2012 Convertible Notes;

•	Applied for, and were allocated, a total of C$57.7 million in grants from the Canadian government under the GTP and subsequently entered into a non-repayable contribution agreement with NRCan whereby NRCan agreed to provide approximately C$40.0 million in financial assistance towards the completion of the Celgar Energy Project;

•	Worked with our lenders to refinance the Rosenthal Loan Facility and to amend the Celgar Working Capital Facility. As a result, we established a new €25.0 million revolving working capital facility and a new investment loan agreement for our the Rosenthal mill and extended the maturity of the Celgar Working Capital Facility to May 2013; and

•	Continued to focus on cost reductions and working capital management.

Current Market Environment

In the latter part of 2009, global economies began to show signs of a recovery from the unprecedented volatility and disruption that occurred in the second half of 2008. This, along with improved pulp demand from China and producer curtailments, helped pulp prices recover in the latter part of 2009 and the start of 2010. However, the economic recovery is in the early stages and there is uncertainty as to the strength and timing of such recovery. These conditions are beyond our ability to control and may have a significant impact on our business, results of operations and financial position.

Three-Year Snapshot

Selected production, sales and exchange rate data for each of our last three years is as follows:

	Years Ended December 31,
	2009	2008	2007

Pulp Production (’000 ADMTs)	1,397.4	1,425.0	1,404.7
Scheduled Production Downtime (’000 ADMTs)	52.1	47.0	46.0
Pulp Sales (’000 ADMTs)	1,445.5	1,423.3	1,352.6
Pulp Revenues (in millions)	€577.3	€689.3	€704.4
NBSK pulp list prices in Europe ($/ADMT)	$667	$839	$800
NBSK pulp list prices (€/ADMT)	€478	€571	€584
Average pulp sales realizations (€/ADMT)(1)	€393	€478	€516
Energy Production (’000 MWh)	1,445.3	1,456.6	1,401.9
Energy Sales (’000 MWh)	478.7	456.1	430.4
Energy Revenue (in millions)	€42.5	€31.0	€22.9
Average energy sales realizations (€/MWh)	€89	€68	€53
Average Spot Currency Exchange Rates
€ / $(2)	0.7176	0.6800	0.7294
C$ / $(2)	1.1412	1.0669	1.0740
C$ / €(3)	1.5851	1.5603	1.4690

(1)	List price less discounts.
(2)	Average Federal Reserve Bank of New York noon spot rate over the reporting period.
(3)	Average Bank of Canada noon spot rate over the reporting period.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

In the year ended December 31, 2009, pulp revenues decreased by approximately 16.2% to €577.3 million from €689.3 million in 2008, primarily due to lower average pulp sales prices. In 2009, revenues from the sale of excess energy increased to €42.5 million from €31.0 million in 2008.

Pulp prices decreased in 2009, primarily as a result of significantly weaker demand. List prices for NBSK pulp in Europe averaged approximately $667 (€478) per ADMT in 2009, compared to approximately $839 (€571) per ADMT in 2008. At the end of 2009, list prices increased to approximately $800 (€558) per ADMT in Europe and $700 (€488) per ADMT in Asia, depending upon the country of delivery. At December 31, 2009, Norscan producers’ inventories for softwood kraft decreased to approximately 19 days’ supply, compared to 40 days at the end of 2008.

Pulp sales volume increased to 1,445,461 ADMTs in 2009 from 1,423,300 ADMTs in 2008. Average pulp sales realizations decreased by approximately 17.8% to $393 per ADMT in 2009 from €478 per ADMT in 2008 because of lower pulp prices. The weakened market conditions, however, were partially offset by an overall slightly higher U.S. dollar during the year.

Pulp production decreased to 1,397,441 ADMTs in 2009 from 1,424,987 ADMTs in 2008, primarily as a result of a heavier scheduled maintenance program. In 2009 and 2008, we took a total of 43 and 33 days scheduled maintenance downtime, respectively, at our mills and expect to take approximately 35 days in 2010.

Costs and expenses decreased to €632.6 million in the year ended December 31, 2009 from €707.0 million in 2008, primarily due to lower fiber costs.

On average, in 2009, fiber costs decreased by approximately 16.2% compared to 2008. In Germany, fiber costs were significantly lower as demand from the European board industry decreased. Fiber costs at our Celgar mill decreased from the prior year primarily as a result of improved woodroom performance and decreased reliance on fiber sourced from third party field chippers. In the near term, we expect fiber costs at our German mills to increase moderately. Seasonal weather factors and low harvesting rates are expected to limit roundwood availability. Also, continuing weakness in European lumber markets is expected to limit any material increase in woodchip availability. Fiber costs at our Celgar mill are expected to remain flat or decline slightly as we move further into 2010 due to increased efficiencies in wood chip production that resulted from upgrades to the Celgar mill’s woodroom.

In 2009, contribution to income from the sale of emission allowances decreased to €0.5 million, compared to €5.6 million in 2008. Operating depreciation and amortization decreased marginally to €53.9 million in 2009 from €55.5 million in 2008.

For the year ended December 31, 2009, operating income (loss) decreased to €(12.8) million from €13.3 million in 2008, primarily due to lower price realizations.

Interest expense in 2009 decreased to €64.8 million from €65.8 million in 2008 primarily due to lower levels of borrowing.

In 2009, we recorded an unrealized loss of €5.8 million on the Stendal Interest Rate Swap Contracts, compared to an unrealized loss of €25.2 million in 2008, which was primarily the result of lower long-term European interest rates in 2009.

A portion of our long-term debt is denominated and repayable in foreign currencies, principally U.S. dollars. In 2009, we recorded a foreign exchange gain on our debt of €2.7 million as a result of the weakening of the U.S. dollar in the latter part of the year, compared to a loss of €4.2 million in 2008.

In the fourth quarter of 2009, we completed an exchange of approximately €30.2 million ($43.3 million) in aggregate principal amount of our 2010 Convertible Notes for new 2012 Convertible Notes. We recorded a gain of approximately €4.4 million on the extinguishment of the 2010 Convertible Notes.

In 2009, the noncontrolling shareholder’s proportionate interest in the Stendal mill’s loss was €9.9 million, compared to a loss of €13.1 million in 2008.

In 2009, we reported a net loss attributable to common shareholders of €62.2 million, or €1.71 per basic and diluted share which included an unrealized loss of €3.1 million on our Stendal Interest Rate Swap Contracts and a foreign exchange gain on our long-term debt. In 2008, we reported net loss attributable to common shareholders of €72.5 million, or €2.00 per basic and diluted share, which included an unrealized loss of €29.5 million on our Stendal Interest Rate Swap Contracts and a foreign exchange loss on our long-term debt and non-cash inventory provisions totaling €11.3 million.

In 2009, “Operating EBITDA” was €41.4 million, compared to €69.1 million in 2008. Operating EBITDA is defined as operating income (loss) plus depreciation and amortization and non-recurring capital asset impairment charges. Management uses Operating EBITDA as a benchmark measurement of its own operating results, and as a benchmark relative to its competitors. Management considers it to be a meaningful supplement to operating income as a performance measure primarily because depreciation expense and non-recurring capital asset impairment charges are not an actual cash cost, and depreciation expense varies widely from company to company in a manner that management considers largely independent of the underlying cost efficiency of their operating facilities. In addition, we believe Operating EBITDA is commonly used by securities analysts, investors and other interested parties to evaluate our financial performance.

Operating EBITDA does not reflect the impact of a number of items that affect our net income (loss) attributable to common shareholders, including financing costs and the effect of derivative instruments. Operating EBITDA is not a measure of financial performance under the accounting principles generally accepted in the United

States of America (“GAAP”), and should not be considered as an alternative to net income (loss) or income (loss) from operations as a measure of performance, nor as an alternative to net cash from operating activities as a measure of liquidity.

Operating EBITDA has significant limitations as an analytical tool, and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are that Operating EBITDA does not reflect: (i) our cash expenditures, or future requirements, for capital expenditures or contractual commitments; (ii) changes in, or cash requirements for, working capital needs; (iii) the significant interest expense, or the cash requirements necessary to service interest or principal payments, on our outstanding debt; (iv) noncontrolling interests on our Stendal NBSK pulp mill operations; (v) the impact of realized or marked to market changes in our derivative positions, which can be substantial; and (vi) Operating EBITDA does not reflect the impact of impairment charges against our investments or assets. Because of these limitations, Operating EBITDA should only be considered as a supplemental performance measure and should not be considered as a measure of liquidity or cash available to us to invest in the growth of our business. See the Statement of Cash Flows set out in our consolidated financial statements included herein. Because all companies do not calculate Operating EBITDA in the same manner, Operating EBITDA as calculated by us may differ from Operating EBITDA or EBITDA as calculated by other companies. We compensate for these limitations by using Operating EBITDA as a supplemental measure of our performance and by relying primarily on our GAAP financial statements.

The following table provides a reconciliation of net income (loss) attributable to common shareholders to operating income (loss) and Operating EBITDA for the periods indicated:

	Years Ended December 31,
	2009	2008
	(in thousands)

Net income (loss) attributable to common shareholders	€(62,189)	€(72,465)
Net income (loss) attributable to noncontrolling interest	(9,936)	(13,075)
Income taxes (benefits)	(5,869)	2,477
Interest expense	64,770	65,756
Investment (income) loss	1,804	1,174
Foreign exchange (gain) loss on debt	(2,692)	4,234
Gain on extinguishment of convertible notes	(4,447)	—
Loss (gain) on derivative instruments	5,760	25,228

Operating income (loss)	(12,799)	13,329
Add: Depreciation and amortization	54,170	55,762

Operating EBITDA	€41,371	€69,091

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

In the year ended December 31, 2008, pulp revenues decreased by approximately 2.1% to €689.3 million from €704.4 million in 2007, primarily due to the challenging market conditions in the second half of 2008 and the weakness of the U.S. dollar in much of the first three quarters of 2008. In 2008, revenues from the sale of excess energy increased to €31.0 million from €22.9 million in 2007. The increase in energy revenues in 2008 includes the settlement of certain energy forward contracts totaling approximately €4.5 million.

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

Pulp production increased to 1,424,987 ADMTs in 2008 from 1,404,673 ADMTs in 2007, as all of our mills generally performed well and our Stendal and Rosenthal mills marked a record production year. In each of 2008 and 2007, we took a total of 33 days scheduled maintenance downtime at our mills.

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

In 2008, primarily due to the significant decrease in long-term European interest rates, we recorded an unrealized loss of €25.2 million on the Stendal Interest Rate Swap Contracts, compared to a net gain of €20.4 million in 2007 which was primarily the result of higher long-term European interest rates.

A portion of our long-term debt is denominated and repayable in foreign currencies, principally U.S. dollars. In 2008, we recorded an unrealized foreign exchange loss on our debt of €4.2 million as a result of the strengthening of the U.S. dollar in the latter part of the year, compared to a gain of €11.0 million in 2007.

In 2008, the noncontrolling shareholder’s proportionate interest in the Stendal mill’s loss was €13.1 million, compared to €1.3 million of income in 2007.

In 2008, we reported a net loss attributable to common shareholders of €72.5 million, or €2.00 per basic and diluted share which included an unrealized loss of €29.5 million on our Stendal Interest Rate Swap Contracts and a foreign exchange loss on our long-term debt and non-cash inventory provisions totaling €11.3 million. In 2007, we reported net income attributable to common shareholders of €22.2 million, or €0.61 per basic and €0.58 per diluted share, which included an aggregate net gain of €31.3 million on our outstanding derivatives and a foreign exchange gain on our long-term debt, compared to a loss of €29.5 million in 2008.

In 2008, Operating EBITDA was €69.1 million, compared to €126.2 million in 2007. Operating EBITDA in 2008 included non-cash inventory provisions totaling €11.3 million. Operating EBITDA is defined as operating income (loss) plus depreciation and amortization and non-recurring capital asset impairment charges. Operating EBITDA has significant limitations as an analytical tool, and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. See the discussion of our results for the year ended December 31, 2009 compared to December 31, 2008 for additional information relating to such limitations and Operating EBITDA.

The following table provides a reconciliation of net income (loss) attributable to common shareholders to operating income (loss) and Operating EBITDA for the periods indicated:

	Years Ended December 31,
	2008	2007
	(in thousands)

Net income (loss) attributable to common shareholders	€(72,465)	€22,179
Net income (loss) attributable to noncontrolling interest	(13,075)	1,251
Discontinued operations after income taxes	—	210
Income taxes (benefits)	2,477	10,314
Interest expense	65,756	71,400
Investment (income) loss	1,174	(4,453)
Foreign exchange (gain) loss on debt	4,234	(10,958)
Loss (gain) on derivative instruments	25,228	(20,357)

Operating income (loss)	13,329	69,586
Add: Depreciation and amortization	55,762	56,658

Operating EBITDA	€69,091	€126,244

Sensitivities

Our earnings are sensitive to, among other things, fluctuations in:

NBSK Pulp Price.  NBSK pulp is a global commodity that is priced in U.S. dollars, whose markets are highly competitive and cyclical in nature. As a result, our earnings are sensitive to NBSK pulp price changes. Based upon our 2009 sales volume (and assuming all other factors remained constant), each $10.00 per tonne change in NBSK pulp prices yields a change in Operating EBITDA of approximately €10.4 million.

Foreign Exchange.  As NBSK pulp is principally quoted in U.S. dollars, the amount of revenues we generate fluctuates with changes in the value of the U.S. dollar to the Euro. Based upon our 2009 revenues, each €0.01 change in the value of the U.S. dollar yields a change in annual gross sales revenue of approximately €8.0 million.

Liquidity and Capital Resources

The following table is a summary of selected financial information for the periods indicated:

	Years Ended December 31,
	2009	2008
	(in thousands)

Financial Position
Cash and cash equivalents	€51,291	€42,452
Cash, restricted	—	13,000
Working capital	100,021	154,374
Property, plant and equipment	868,558	881,704
Total assets	1,083,831	1,151,600
Long-term liabilities	896,074	914,970
Total equity	85,973	132,103

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

As at December 31, 2009, our cash and cash equivalents were €51.3 million, compared to €42.5 million at the end of 2008.

In February 2009, to increase its liquidity and financial flexibility, Stendal entered into the Amendment for its Stendal Loan Facility. The Amendment revised the repayment schedule of principal payments due by deferring approximately €164.0 million of principal payments until maturity on September 30, 2017. The Deferred Amount includes approximately €20.0 million, €26.0 million and €21.0 million of scheduled principal payments in 2009, 2010 and 2011, respectively. Under the revised repayment schedule, we are required to make principal payments totaling €13.9 million during 2010. The Amendment also provided for a cash sweep of any excess cash of Stendal which will be used first to prepay the Deferred Amount and second to fund the DSRA. Not included in the cash sweep is €15.0 million which Stendal is permitted to retain for working capital purposes. For a description of the Stendal Loan Facility see “Item 1 — Business — Description of Certain Indebtedness”.

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

In 2009, we extended the maturity of the Celgar Working Capital Facility from May 2009 to May 2013.

In 2009, capital expenditures related to the Celgar Energy Project totaled approximately €13.1 million and we expect costs for the project to be approximately €19.2 million in 2010, substantially all of which will be financed through a C$40.0 million grant from the Canadian federal government under the GTP. See “Item 1 — Business — Generation and Sales of ‘Green’ Energy at our Mills”.

Debt

As at December 31, 2009, the amount outstanding under Stendal Loan Facility was €514.6 million. We also had approximately C$24.0 million outstanding under the Celgar Working Capital Facility and €3.5 million under our Rosenthal investment loan. As at December 31, 2009, we had no amount drawn on the Rosenthal Loan Facility.

Additionally, we have $310.0 million (€216.3 million) in principal amount of our Senior Notes outstanding which mature in February 2013 and for which we pay interest at the rate of 9.25% on February 15 and August 15 of each year. There are no scheduled principal payments until maturity. The indenture governing the Senior Notes does not contain any financial maintenance covenants and there are no scheduled principal payments until maturity.

At the conclusion of the Exchange Offer in January 2010, we had approximately $2.3 million (€1.6 million) in principal amount of our 2010 Convertible Notes which mature in October 2010 and approximately $65.8 (€45.9 million) in principal amount of our 2012 Convertible Notes which mature in January 2012. Neither the 2010 Convertible Notes nor the 2012 Convertible Notes are subject to any financial maintenance covenants.

For a description of the Senior Notes, the 2010 Convertible Notes and the 2012 Convertible Notes, see “Item 1 — Business — Description of Certain Indebtedness”.

Debt Covenants

Our long-term obligations contain various financial tests and covenants customary to these types of arrangements.

The Stendal Loan Facility contains an annual debt service cover ratio which, pursuant to the terms of the Amendment, must not fall below 1.1x for the period from December 31, 2011 to December 31, 2013 and 1.2x for the period after January 1, 2014 until maturity on September 30, 2017. The Amendment also implements a permitted leverage ratio of total debt to EBITDA which is effective from December 31, 2009. This ratio, which the lenders waived for 2009, is set to decline over time from 13.0x on its effective date to 4.5x on June 30, 2017. Failure to comply with either ratio constitutes an event of default, but may be cured by the shareholders of Stendal with a once-per-fiscal-year ratio deficiency cure through a capital contribution or subordinated loan in the amount necessary to cure such deficiency.

Under the Rosenthal Loan Facility, our Rosenthal mill must not exceed a ratio of net debt to EBITDA of 3:1 in any 12-month period and there must be a ratio of EBITDA to interest expense equal to or in excess of 1.2:1 for each 12 month period. Additionally, current assets to current liabilities must equal or exceed 1.1:1.

The Celgar Working Capital Facility includes a covenant that, for so long as the excess amount under the facility is less than C$2.0 million, then until it becomes equal to or greater than such amount, the Celgar mill must maintain a fixed charge coverage ratio of not less than 1.1:1.0 for each 12-month period.

As at December 31, 2009, we were in full compliance with all of the covenants of our indebtedness.

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

Operating activities in 2009 provided cash of €37.3 million, compared to using cash of €11.9 million in 2008 as we focused upon reducing working capital usage in light of weak global demand and pricing. A decrease in receivables provided cash of €32.1 million in 2009, compared to an increase in receivables using cash of €14.8 million in 2008. A decrease in inventories provided cash of €32.2 million in 2009, compared to an increase in inventories using cash of €13.3 million in 2008. A decrease in accounts payable and accrued expenses used cash of €3.0 million in 2009 and used cash of €1.1 million in 2008.

Cash Flows from Investing Activities.  Investing activities in 2009 used cash of €15.2 million, primarily due to €20.8 million of capital spending being only partially offset by a drawdown of €13.0 million from the Stendal Loan Facility’s DSRA. Investing activities in 2008 provided cash of €2.0 million, primarily due to a drawdown of €20.0 million from the DSRA under the Stendal Loan Facility to repay principal. The repayment of notes receivable provided cash of €0.2 million in 2009, compared to €5.7 million in 2008.

In 2009, capital expenditures primarily related to the Celgar Energy Project and the renewal of a bleaching line at our Rosenthal mill, used cash of €28.8 million. In the same period last year, capital expenditures used €25.7 million.

Excluding costs for the Celgar Energy Project being financed through government grants under the GTP, we expect capital expenditures in 2010 to total approximately €6.3 million, comprised primarily of an array of small projects.

Cash Flows from Financing Activities.  In 2009, financing activities used cash of €13.3 million primarily due to principal repayments under the Stendal Loan Facility of €16.5 million, of which €13.0 million was funded from the DSRA under the facility, and the repayment of capital lease obligations of €3.2 million which were partially offset by government investment grants of €9.1 million primarily for the Celgar Energy Project. Financing activities used cash of €31.2 million in 2008 primarily due to the principal repayments of the Stendal Loan Facility of €34.0 million, of which €20.0 million was funded from the DSRA, and the repayment of capital lease obligations of €3.3 million.

Capital Resources

Other than commitments relating to the Celgar Energy Project being financed through government grants under the GTP totaling approximately €19.2 million, we have no material commitments to acquire assets or operating businesses.

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

Off-Balance-Sheet Activities

At December 31, 2009 and 2008, we had no off-balance-sheet arrangements.

Contractual Obligations and Commitments

The following table sets out our contractual obligations and commitments as at December 31, 2009 in connection with our long-term liabilities.

	Payments Due By Period
Contractual Obligations(8)	2010	2011-2012	2013-2014	Beyond 2014	Total
	(in thousands)

Long-term debt(1)	€2,115	€43,434	€233,170	€35,881	€314,600
Debt, Stendal(2)	13,917	47,750	80,000	372,907	514,574
Interest on debt(3)	58,693	108,080	68,615	87,185	322,573
Capital lease obligations(4)	2,839	4,774	445	1,529	9,587
Operating lease obligations(5)	3,034	4,296	1,740	4,987	14,057
Purchase obligations(6)	1,093	189	—	—	1,282
Contractual commitments for capital expenditures(7)	20,071	—	—	—	20,071
Other long-term liabilities(8)	720	1,028	1,218	3,843	6,809

Total(9)	€102,482	€209,551	€385,188	€506,332	€1,203,553

(1)	This reflects the future principal payments due under our long-term debt obligations, but excludes the Stendal Loan Facility. See “Item 1 — Business — Description of Certain Indebtedness”, footnote 2 below and Note 7 to our annual financial statements included herein for a description of such indebtedness.
(2)	This reflects principal only in connection with the Stendal Loan Facility. See “Item 1 - Business — Description of Certain Indebtedness” and Note 7 to our annual financial statements included herein for a description of such indebtedness. This does not include amounts associated with derivatives entered into in connection with the Stendal Loan Facility. See “Item 7A — Quantitative and Qualitative Disclosure about Market Risk” for information about our derivatives.
(3)	Amounts presented for interest payments include guarantee fees, and assume that all debt outstanding as of December 31, 2009 will remain outstanding until maturity, and interest rates on variable rate debt in effect as of December 31, 2009 will remain in effect until maturity.
(4)	Capital lease obligations relate to transportation vehicles and production equipment. These amounts reflect principal and interest.
(5)	Operating lease obligations relate to transportation vehicles and other production and office equipment.
(6)	Purchase obligations relate primarily to take-or-pay contracts, including for purchases of raw materials, made in the ordinary course of business.
(7)	Contractual commitments for capital expenditures relate primarily to commitments related to the Celgar Energy Project. The balance represents the value of this project remaining to be completed and will be funded by government grants received through the GTP. Although the full balance does not represent non-cancellable commitments, it is expected that this amount will be paid during 2010.
(8)	Other long-term liabilities relate primarily to future payments that will be made for post-employment benefits other than pensions. Those amounts are estimated using actuarial assumptions, including expected future service, to project the future obligations. Additionally, the balance also includes pension funding which is calculated on an annual basis. Consequently, the 2009 amount includes €0.3 million related to pension funding.
(9)	We have identified approximately €0.7 million of potential tax liabilities that are more likely than not to be paid and approximately €3.9 million of asset retirement obligations. However, due to the uncertain timing related to these potential liabilities, we are unable to allocate the payments in the contractual obligations table.

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

In the year ended December 31, 2009, we reported a net €28.3 million foreign currency translation gain and, as a result, the cumulative foreign exchange translation gain reported within comprehensive income (loss) increased to €27.5 million at December 31, 2009. In the year ended December 31, 2008, we reported a cumulative foreign currency translation loss of €41.9 million.

Based upon the exchange rate at December 31, 2009, the U.S. dollar has decreased by approximately 2.9% in value against the Euro since December 31, 2008. See “Item 7A- Quantitative and Qualitative Disclosures about Market Risk”.

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

The following is a discussion of the results of operations and financial condition of the Restricted Group. For further information regarding the Restricted Group including, without limitation, a reconciliation to our consolidated results of operations, see Note 19 of the consolidated financial statements included in this annual report on Form 10-K.

Restricted Group Results — Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Pulp revenues for the Restricted Group in 2009 decreased to €318.4 million from €401.0 million in 2008, primarily due to lower sales realizations. Revenues from the sale of excess energy were €15.2 million in 2009 compared to €12.1 million in 2008.

Pulp prices decreased in the first half of 2009 due to deteriorating global economic conditions but increased in the second half of 2009, primarily as a result of stronger demand and the weakening of the U.S. dollar. List prices for NBSK pulp in Europe were approximately $667 (€478) per ADMT in 2009, compared to approximately $839 (€571) in 2008.

Pulp sales volume of the Restricted Group decreased to 795,092 ADMTs in 2009 from 833,177 ADMTs in 2008. Average pulp sales realizations for the Restricted Group decreased by approximately 16.7% to €400 per ADMT in the year ended December 31, 2009 from €480 per ADMT in 2008.

Pulp production for the Restricted Group decreased to 777,099 ADMTs in 2009 from 814,586 ADMTs in 2008, primarily due to a heavier maintenance program. We took an aggregate of 34 days of scheduled annual maintenance downtime at our Rosenthal and Celgar mills in 2009 and 22 days of scheduled annual maintenance downtime in 2008. We expect to take approximately 25 days in 2010.

By the end of 2009, pulp inventories for the Restricted Group decreased to €52.9 million from €59.8 million, the same time last year.

Cost and expenses for the Restricted Group in 2009 decreased to €354.5 million from €415.5 million in the comparative period of 2008, primarily due to lower fiber costs.

Operating depreciation and amortization for the Restricted Group decreased slightly to €27.5 million in 2009 from €28.6 million in 2008.

Overall, fiber costs of the Restricted Group decreased by approximately 20.5% in 2009 versus the same period of 2008.

In 2009, operating income (loss) of the Restricted Group decreased to €(20.9) million from €(2.4) million last year.

Interest expense for the Restricted Group in 2009 was virtually unchanged at €27.4 million compared to €27.0 million a year ago.

In 2009, the Restricted Group recorded a gain on foreign currency denominated debt of €2.7 million, compared to an unrealized loss of €4.1 million in 2008.

In 2009, the Restricted Group recorded a gain of approximately €4.4 million on the extinguishment of approximately €30.2 million ($43.3 million) in aggregate principal amount of our 2010 Convertible Notes.

The Restricted Group recorded a net loss of €35.9 million for the year ended December 31, 2009, compared to a net loss of €30.4 million for the year ended December 31, 2008.

The Restricted Group generated “Operating EBITDA” of €6.8 million and €26.5 million in the years ended December 31, 2009 and 2008, respectively. Operating EBITDA is defined as operating income (loss) plus depreciation and amortization and non-recurring capital asset impairment charges. Operating EBITDA has significant limitations as an analytical tool, and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. See the discussion of our results for the year ended December 31, 2009 for additional information relating to such limitations and Operating EBITDA.

The following table provides a reconciliation of net income (loss) attributable to common shareholders to operating income (loss) and Operating EBITDA for the Restricted Group for the periods indicated:

	Years Ended December 31,
	2009	2008
	(in thousands)

Restricted Group(1)
Net income (loss) attributable to common shareholders	€(35,927)	€(30,432)
Income taxes (benefits)	(183)	3,728
Interest expense	27,351	27,027
Investment (income) loss	(5,002)	(6,834)
Foreign exchange (gain) loss on debt	(2,692)	4,114
Gain on extinguishment of convertible notes	(4,447)	—

Operating income (loss)	(20,900)	(2,397)
Add: Depreciation and amortization	27,704	28,867

Operating EBITDA	€6,804	€26,470

(1)	See Note 19 of the financial statements included in this annual report on Form 10-K for a reconciliation to our consolidated results.

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

Pulp sales volume of the Restricted Group increased to 833,177 ADMTs in 2008 from 764,531 ADMTs in 2007. Average pulp sales realizations for the Restricted Group decreased by approximately 8.4% to €480 per ADMT in the year ended December 31, 2008 from €524 per ADMT in 2007 because of weakening conditions in the second half of 2008 which was partially offset by the strengthening of the U.S. dollar late in the fourth quarter.

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

Overall, excluding the effect of the non-cash inventory provisions on our fiber inventories, fiber costs of the Restricted Group increased by approximately 2.9% in 2008 versus the same period of 2007. Fiber costs for our Rosenthal mill decreased slightly as sustained production curtailments by large parts of the European board industry lowered demand for fiber throughout 2008 and decreased prices for roundwood offset price increases in wood chips caused by decreased sawmilling activity. At our Celgar mill, fiber costs increased in 2008 from the prior year, primarily as a result of increased whole log chipping and higher freight costs incurred in the delivery of wood chips to the mill.

The markets and prices for emission allowances continue to be weak, and as a result our contribution to income from the sale of such emission allowances by our Rosenthal mill in 2008 was €0.4 million, compared to €1.6 million in 2007.

In 2008, operating income (loss) of the Restricted Group decreased to €(2.4) million from €36.7 million last year, primarily due to lower sales realizations resulting from deteriorating market conditions in the second half of 2008 and non-cash provisions totaling €8.6 million recorded against the fiber and finished goods inventories at our Celgar and Rosenthal mills.

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

The Restricted Group generated “Operating EBITDA” of €26.5 million and €65.6 million in the years ended December 31, 2008 and 2007, respectively. Operating EBITDA is defined as operating income (loss) plus depreciation and amortization and non-recurring capital asset impairment charges. Operating EBITDA has significant limitations as an analytical tool, and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. See the discussion of our results for the year ended December 31, 2009 for additional information relating to such limitations and Operating EBITDA.

The following table provides a reconciliation of net income (loss) attributable to common shareholders to operating income (loss) and Operating EBITDA for the Restricted Group for the periods indicated:

	Years Ended December 31,
	2008	2007
	(in thousands)

Restricted Group(1)
Net income (loss) attributable to common shareholders	€(30,432)	€17,492
Discontinued operations after income taxes	—	210
Income taxes (benefits)	3,728	6,428
Interest expense	27,027	28,472
Investment (income) loss	(6,834)	(5,303)
Foreign exchange (gain) loss on debt	4,114	(10,629)

Operating income (loss)	(2,397)	36,670
Add: Depreciation and amortization	28,867	28,919

Operating EBITDA	€26,470	€65,589

(1)	See Note 19 of the financial statements included in this annual report on Form 10-K for a reconciliation to our consolidated results.

Liquidity and Capital Resources of the Restricted Group

The following table is a summary of selected financial information for the Restricted Group for the periods indicated:

	Years Ended December 31,
	2009	2008
	(in thousands)

Restricted Group Financial Position(1)
Cash and cash equivalents	€20,635	€26,176
Working capital	57,886	101,490
Property, plant and equipment	362,311	351,009
Total assets	555,977	564,374
Long-term liabilities	301,173	309,235
Total equity	200,247	210,179

(1)	See Note 19 of the financial statements included in this annual report on Form 10-K for a reconciliation to our consolidated results.

At December 31, 2009, the Restricted Group had cash and cash equivalents of €20.6 million, compared to €26.2 million at the end of 2008. At December 31, 2009, the Restricted Group had working capital of €57.9 million.

As at December 31, 2009, we had not drawn any amount under the Rosenthal Loan Facility and C$24.0 million under the C$40.0 million Celgar Working Capital Facility.

Standard & Poor’s Ratings Services bases its assessment of our credit risk on the business and financial profile of the Restricted Group only. In December 2009, immediately following the completion of the exchange of the 2010 Convertible Notes for the 2012 Convertible Notes, Standard and Poor’s initially lowered the Restricted Group’s credit rating to SD. Subsequently, on December 15, 2009, Standard and Poor’s raised the Restricted Group’s credit rating to CCC+ with a negative outlook, citing the reduction in debt maturing in 2010. In January 2010, Standard and Poor’s confirmed the CCC+ rating but changed their outlook to positive, citing improved liquidity but maintaining concern for pulp market volatility. Factors that may affect our credit rating include changes in our operating performance and liquidity. Credit rating downgrades can adversely impact, among other things, future borrowing costs and access to capital markets.

We expect the Restricted Group to meet its interest and debt service obligations and meet the working and maintenance capital requirements for its current operations from cash flow from operations, cash on hand, the Rosenthal Loan Facility and the Celgar Working Capital Facility.

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

Derivative Instruments.  We adopted guidance as outlined in the Derivatives and Hedging Topic ASC 815, originally released as Financial Accounting Standards Board Statement 133, Accounting for Derivative Instruments and Hedging Activities, effective January 1, 2001. Derivative instruments are measured at fair value and reported in the balance sheet as assets or liabilities. Accounting for gains or losses depends on the intended use of the derivative instruments. Gains or losses on derivative instruments which are not designated hedges for accounting purposes are recognized in earnings in the period of the change in fair value. Gains or losses on derivative instruments formally designated as hedges are recognized in either earnings or other comprehensive income.

In 2009, we reported a net unrealized non-cash holding loss of €5.8 million before noncontrolling interests in respect of the Stendal Interest Rate Swap Contracts.

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

As a result of improving market conditions, we concluded that there were no impairment indicators. Accordingly, we did not undertake a long-lived asset impairment review in 2009.

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

If we believe that it is more likely than not that some of these deferred tax assets will not be realized, based on currently available information, an income tax valuation allowance is recorded against these deferred tax assets. As at December 31, 2009, we had €3.4 million in deferred tax assets and €nil million in deferred tax liabilities, resulting in a net deferred tax asset of €3.4 million. Our tax assets are net of a €99.5 million valuation allowance. For the year ended December 31, 2009, our review concluded that it was appropriate to increase the valuation allowance against loss carryforwards by approximately €20.8 million, after considering expected future earnings and reversals of temporary differences.

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

As at December 31, 2009, we did not record an inventory provision against any of our inventories.

New Accounting Standards

See Note 1 to our consolidated financial statements included in Item 15 of this annual report on Form 10-K.

Cautionary Statement Regarding Forward-Looking Information

The statements in this annual report on Form 10-K that are not reported financial results or other historical information are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. These statements appear in a number of different places in this report and can be identified by words such as “estimates”, “projects”, “expects”, “intends”, “believes”, “plans”, or their negatives or other comparable words. Also look for discussions of strategy that involve risks and uncertainties. Forward-looking statements include statements regarding the outlook for our future operations, forecasts of future costs and expenditures, the evaluation of market conditions, the outcome of legal proceedings, the adequacy of reserves, or other business plans. You are cautioned that any such forward-looking statements are not guarantees and may involve risks and uncertainties. Our actual results may differ materially from those in the forward-looking statements due to risks facing us or due to actual facts differing from the assumptions underlying our estimates. Some of these risks and assumptions include those set forth in reports and other documents we have filed with or furnished to the SEC, including in our annual report on Form 10-K for the fiscal year ended December 31, 2009. We advise you that these cautionary remarks expressly qualify in their entirety all forward-looking statements attributable to us or persons acting on our behalf. Unless required by law, we do not assume any obligation to update forward-looking statements based on unanticipated events or changed expectations. However, you should carefully review the reports and other documents we file from time to time with the SEC. Factors that could cause actual results to differ materially include, but are not limited to those set forth under “Item 1A — Risk Factors” in this annual report on Form 10-K.

Inflation

We do not believe that inflation has had a material impact on revenues or income during 2009.

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

We occasionally use foreign exchange derivatives to convert some of our costs (including currency swaps relating to our long-term indebtedness) from Euros to U.S. dollars as our principal product is priced in U.S. dollars. We have also converted some of our costs to U.S. dollars by issuing long-term U.S. dollar denominated debt in the form of our 8.5% convertible subordinated notes and $310.0 million 9.25% Senior Notes. We use interest rate derivatives to fix the rate of interest on indebtedness, including under the Stendal Loan Facility. In 2008, we also used energy derivatives in connection with the sale of surplus electricity generated at our Stendal and Rosenthal mills, all of which had matured by the end of 2009.

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

The Rosenthal Loan Facility also allows us to enter into derivative instruments to manage risks relating to its operations but, as at December 31, 2009, we had not entered into any such derivative instruments.

We record unrealized gains and losses on our outstanding derivatives when they are marked to market at the end of each reporting period and realized gains or losses on them when they are settled. We determine market valuations based primarily upon valuations provided by our counterparties.

In August 2002, Stendal entered into the Stendal Interest Rate Swap Contracts in connection with its long-term indebtedness relating to the Stendal mill to fix the interest rate under the Stendal Loan Facility at the then low level, relative to its historical trend and projected variable interest rate. These contracts were entered into under a specific credit line under the Stendal Loan Facility and are subject to prescribed controls, including certain maximum amounts for notional and at-risk amounts. Under the Stendal Interest Rate Swap Contracts, Stendal pays a fixed rate and receives a floating rate with the interest payments being calculated on a notional amount. The interest rates payable under the Stendal Loan Facility were swapped into fixed rates based on the Eur-Euribor rate for the repayment periods of the tranches under the Stendal Loan Facility. Stendal effectively converted the Stendal Loan Facility from a variable interest rate loan into a fixed interest rate loan, thereby reducing interest rate uncertainty.

We are exposed to very modest credit related risks in the event of non-performance by counterparties to derivative contracts. However, we do not expect that the counterparties, which are major financial institutions and large utilities, will fail to meet their obligations.

The following table and the notes thereto sets forth the maturity date, the notional amount, the recognized gain or loss and the strike and swap rates for derivatives that were in effect during 2008 and 2009:

			Recognized		Recognized
			Gain (Loss)		Gain (Loss)
			Year Ended		Year Ended
		Notional	December 31,	Notional	December 31,
Derivative Instrument	Maturity Date	Amount	2009	Amount	2008
		(in millions of	(in thousands)	(in millions of	(in thousands)
		Euros or MWh)		Euros or MWh)

Interest Rate Derivatives
Stendal interest rate swaps(1)	October 2017	€487.0	€(5,760)	€523.1	€(25,228)

Energy Derivatives(2)
Energy forward sales	2009	—	€—	104,000 MWh	€9,172
Electricity forward purchases	2009	—	€—	104,000 MWh	€(5,901)

			€—		€3,271

(1)	In connection with the Stendal Loan Facility, in the third quarter of 2002 Stendal entered into the Stendal Interest Rate Swap Contracts, which are variable-to-fixed interest rate swaps, for the term of the Stendal Loan Facility, with respect to an aggregate maximum amount of approximately €612.6 million of the principal amount of the long-term indebtedness under the Stendal Loan Facility. The swaps took effect on October 1, 2002 and are comprised of three contracts. The first contract commenced in October 2002 for a notional amount of €4.1 million, gradually increasing to €464.9 million, with an interest rate of 3.795%, and matured in May 2004. The second contract commenced in May 2004 for a notional amount of €464.9 million, gradually increasing to €612.6 million, with an interest rate of 5.28%, and matured in April 2005. The third contract commenced in April 2005 for a notional amount of €612.6 million, with an interest rate of 5.28%, and the notional amount gradually decreases and the contract terminates upon the maturity of the Stendal Loan Facility in October 2017.
(2)	In 2008, 104,000 MWh of electricity contracts were sold forward by Rosenthal and Stendal. Subsequently 104,000 MWh were purchased forward, effectively settling the forward sales. The gain associated with these contracts was recorded in 2008. These contracts settled in 2009. We did not enter into any new any energy forward contracts in 2009.

Interest Rate Risk

Fluctuations in interest rates may affect the fair value of fixed interest rate financial instruments which are sensitive to such fluctuations. A decrease in interest rates may increase the fair value of such fixed interest rate financial instrument assets and an increase in interest rates may decrease the fair value of such fixed interest rate financial instrument liabilities, thereby increasing our fair value. An increase in interest rates may decrease the fair value of such fixed interest rate financial instrument assets and a decrease in interest rates may increase the fair value of such fixed interest rate financial instrument liabilities, thereby decreasing our fair value. We seek to manage our interest rate risks through the use of interest rate derivatives. For a discussion of our interest rate derivatives including maturities, notional amounts, gains or losses and swap rates, see “Derivatives” in this Item 7A. The following tables provide information about our exposure to interest rate fluctuations for the carrying amount of financial instruments sensitive to such fluctuations as at December 31, 2009 and expected cash flows from these instruments:

	As at December 31, 2009
	Carrying	Fair	Expected maturity date
	Value	Value	2010	2011	2012	2013	2014	Thereafter
	(in thousands)

Liabilities
Long-term debt:
Fixed rate($)(1)	€216,299	€182,773	€—	€—	€—	€216,299	€—	€—
Average interest rate	9.25%	9.25%				9.25%
Fixed rate($)(2)	€16,749	€15,912	€1,587	€—	€15,162	€—	€—	€—
Average interest rate	8.5%	8.5%	8.5%		8.5%
Fixed rate (€)(3)	€26,160	€27,468	€—	€—	€26,160	€—	€—	€—
Average interest rate	8.5%	8.5%			8.5%
Variable rate (€)(4)	€514,574	€514,574	€13,917	€23,167	€24,583	€40,000	€40,000	€372,907
Average interest rate	6.3%	6.3%	6.3%	6.3%	6.3%	6.3%	6.3%	6.3%
Variable rate (€)(5)	€3,511	€3,511	€528	€1,056	€1,056	€871	€—	€—
Average interest rate	3.71%	3.71%	3.71%	3.71%	3.71%	3.71%
Variable rate (C$)(6)	€16,000	€16,000	€—	€—	€—	€16,000	€—	€—
Average interest rate	4.16%	4.16%				4.16%

	Nominal	Fair	Expected maturity date
	Amount	Value	2010	2011	2012	2013	2014	Thereafter
	(in thousands)

Interest Rate Derivatives
Interest rate swaps:
Variable to fixed (€)(7)	€487,043	€(52,873)	€39,280	€43,315	€46,873	€50,794	€54,959	€251,822
Average pay rate	5.3%	5.3%	5.3%	5.3%	5.3%	5.3%	5.3%	5.3%
Average receive rate	5.3%	5.3%	5.3%	5.3%	5.3%	5.3%	5.3%	5.3%

(1)	Senior Notes due February 2013, bearing interest at 9.25%, principal amount $310.0 million.
(2)	2010 Convertible Notes due October 2010, bearing interest at 8.5%, principal amount $24.0 million. On January 21, 2010, €15,162 of the 2010 Convertible Notes due October 2010 was tendered for exchange for 2012 Convertible Notes due January 2012.
(3)	2012 Convertible Notes due January 2012 bearing interest at 8.5%, principal amount $43.8 million.
(4)	Stendal Loan Facility bears interest at varying rates of between Euribor plus 0.90% to Euribor plus 1.85%.
(5)	Rosenthal investment loan bears interest at Euribor plus 2.75%. As at December 31, 2009, €3.5 million was drawn from this loan and was accruing interest at a rate of 3.71%.
(6)	Celgar Working Capital Facility bears interest at bankers acceptance plus 3.75% or Canadian prime plus 2.0% on Canadian dollar denominated amounts and bears interest at LIBOR plus 3.75% or U.S. base plus 2.0% on U.S. dollar denominated amounts. As at December 31, 2009, the principal amount owing was C$24.0 million.
(7)	Interest rate swaps put in place on the Stendal Loan Facility, effectively converting it from a variable interest rate to a fixed interest rate loan.

Foreign Currency Exchange Rate Risk

Our reporting currency is the Euro. However, we hold financial instruments denominated in U.S. dollars and Canadian dollars which are sensitive to foreign currency exchange rate fluctuations. A depreciation of these currencies against the Euro will decrease the fair value of such financial instrument assets and an appreciation of these currencies against the Euro will increase the fair value of such financial instrument liabilities, thereby decreasing our fair value. An appreciation of these currencies against the Euro will increase the fair value of such financial instrument assets and a depreciation of these currencies against the Euro will decrease the fair value of financial instrument liabilities, thereby increasing our fair value. We seek to manage our foreign currency risks by utilizing foreign exchange rate derivatives. For a discussion of such derivatives including maturities, notional amounts, gains or losses and strike rates, see “Derivatives” in this Item 7A. The following table provides information about our exposure to foreign currency exchange rate fluctuations for the carrying amount of financial instruments sensitive to such fluctuations as at December 31, 2009 and expected cash flows from these instruments:

	As at December 31, 2009
	Carrying	Fair	Expected maturity date
	Value	Value	2010	2011	2012	2013	2014	Thereafter
	(in thousands)

On-Balance Sheet Financial Instruments
Euro functional currency
Liabilities:
Fixed rate($)(1)	€216,299	€182,773	€—	€—	€—	€216,299	€—	€—
Average interest rate	9.25%	9.25%				9.25%
Fixed rate($)(2)	€16,749	€15,912	€1,587	€—	€15,162	€—	€—	€—
Average interest rate	8.5%	8.5%	8.5%		8.5%
Fixed rate($)(3)	€26,160	€27,468	€—	€—	€26,160	€—	€—	€—
Average interest rate	8.5%	8.5%			8.5%
Variable rate (C$)(4)	€16,000	€16,000	€—	€—	€—	€16,000	€—	€—
Average interest rate	4.16%	4.16%				4.16%

(1)	Senior Notes due February 2013, bearing interest at 9.25%, principal amount $310.0 million.
(2)	2010 Convertible Notes due October 2010, principal amount $24.0 million. On January 21, 2010, €15,162 of the 2010 Convertible Notes due October 2010 was tendered for exchange for 2012 Convertible Notes due January 2012.
(3)	2012 Convertible Notes due January 2012, principal amount $43.8 million.
(4)	Celgar Working Capital Facility bears interest at bankers acceptance plus 3.75% or Canadian prime plus 2.0% on Canadian dollar denominated amounts and bears interest at LIBOR plus 3.75% or U.S. base plus 2.0% on U.S. dollar denominated amounts. As at December 31, 2009, the principal amount owing was C$24.0 million.

Energy Price Risk

We are subject to some electricity price risk, primarily for the electricity that our operations purchase.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and supplementary data required with respect to this Item 8, and as listed in Item 15 of this annual report on Form 10-K, are included in this annual report on Form 10-K commencing on page 70.

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

Management assessed the effectiveness of Mercer Inc.’s internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework, as issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment and those criteria, management believes that Mercer Inc. maintained effective internal control over financial reporting as of December 31, 2009.

Mercer Inc.’s independent registered chartered accountants have issued an audit report on Mercer Inc.’s internal control over financial reporting, which appears below.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Jimmy S.H. Lee, age 52, has been a director since May 1985 and President and Chief Executive Officer since 1992. Previously, during the period that MFC Bancorp Ltd. was our affiliate, he served as a director from 1986 and President from 1988 to December 1996 when it was spun out. During Mr. Lee’s tenure with Mercer, we acquired the Rosenthal mill and converted it to the production of kraft pulp, constructed and commenced operations at the Stendal mill and acquired the Celgar mill.

Kenneth A. Shields, age 61, has been a director since August 2003. Mr. Shields is the Chairman and Chief Executive Officer of Conifex Inc., a private Canadian company operating in the forestry and sawmilling sector. Mr. Shields currently serves as a member of the board of directors of Raymond James Financial, Inc., and retired as Chief Executive Officer of its Canadian subsidiary, Raymond James Ltd., in February 2006. Mr. Shields has served as past Chairman of the Investment Dealers Association of Canada and Pacifica Papers Inc., and is a former director of each of Slocan Forest Products Ltd., TimberWest Forest Corp. and the Investment Dealers Association of Canada.

William D. McCartney, age 54, has been a director since January 2003. Mr. McCartney has been President and Chief Executive Officer of Pemcorp Management Inc., a management services company, since 1990. Mr. McCartney is also a member of the Institute of Chartered Accountants in Canada.

Guy W. Adams, age 58, has been a director since August 2003. Mr. Adams is the managing member of GWA Advisors, LLC, GWA Investments, LLC and GWA Capital Partners, LLC, where he has served since 2002. GWA Investments is an investment fund investing in publicly traded securities managed by GWA Capital Partners, LLC, a registered investment advisor. Prior to 2002, Mr. Adams was the President of GWA Capital, which he founded in 1996 to invest his own capital in public and private equity transactions, and a business consultant to entities seeking refinancing or recapitalization.

Eric Lauritzen, age 71, has been a director since June 2004. Mr. Lauritzen was President and Chief Executive Officer of Harmac Pacific, Inc., a North American producer of softwood kraft pulp previously listed on the Toronto Stock Exchange and acquired by Pope & Talbot Inc. in 1998, from May 1994 to July 1998, when he retired. Mr. Lauritzen was Vice President, Pulp and Paper Marketing of MacMillan Bloedel Limited, a North American pulp and paper company previously listed on the Toronto Stock Exchange and acquired by Weyerhaeuser Company Limited in 1999, from July 1981 to April 1994.

Graeme A. Witts, age 71, has been a director since January 2003. Mr. Witts organized Sanne Trust Company Limited, a trust company located in the Channel Islands, in 1988 and was managing director from 1988 to 2000, when he retired. He is now managing director of Azure Property Group, SA, a European hotel group. Mr. Witts is also a fellow of the Institute of Chartered Accountants of England and Wales and has previous executive experience with the Procter & Gamble Company and Clarks Shoes, as well as government auditing.

George Malpass, age 70, has been a director since November 2006. Mr. Malpass was formerly the Chief Executive Officer and a director of Primex Forest Products Ltd. and is also a former director of both International Forest Products Ltd. and Riverside Forest Products Ltd.

David M. Gandossi, age 52, has been Secretary, Executive Vice-President and Chief Financial Officer since August 15, 2003. Mr. Gandossi was formerly the Chief Financial Officer and Executive Vice-President of Formation Forest Products (a closely held corporation) from June 2002 to August 2003. Mr. Gandossi previously served as Chief Financial Officer, Vice-President, Finance and Secretary of Pacifica Papers Inc., a North American specialty pulp and paper manufacturing company previously listed on the Toronto Stock Exchange, from December

1999 to August 2001 and Controller and Treasurer from June 1998 to December 1999. From June 1998 to August 31, 1998, he also served as Secretary to Pacifica Papers Inc. From March 1998 to June 1998, Mr. Gandossi served as Controller, Treasurer and Secretary of MB Paper Ltd. From April 1994 to March 1998, Mr. Gandossi held the position of Controller and Treasurer with Harmac Pacific Inc., a Canadian pulp manufacturing company previously listed on the Toronto Stock Exchange. Mr. Gandossi participated in the Pulp and Paper Advisory Committee of the British Columbia Competition Council and was a member of the British Columbia Working Roundtable on Forestry. From February 2007 to present, he has chaired the B.C. Pulp and Paper Task Force, a government industry and labor effort that is mandated to identify measures to improve the competitiveness of the British Columbia pulp and paper industry. Mr. Gandossi is a member of the Institute of Chartered Accountants in Canada.

Claes-Inge Isacson, age 64, has been our Chief Operating Officer since November 2006 and is based in our Berlin office. Mr. Isacson brings over 24 years of senior level pulp and paper management to our senior management team, with a focus on kraft pulp. Mr. Isacson held the positions of President Norske Skog Europe, and then Senior Vice President Production for Norske Skogindustrier ASA between 1989 and 2004. His most recent position was President, AF Process, a consulting and engineering company working worldwide. He holds a Masters of Science, Mechanical Engineering.

David K. Ure, age 42, has been our Vice President, Controller, since October 16, 2006. Mr. Ure was formerly the Controller of Catalyst Paper Corporation from 2001 to 2006 and Controller of Pacifica Papers Inc. from 2000 to 2001. He also served as U.S. Controller of Crown Packaging Ltd. in 1999 and the Chief Financial Officer and Secretary of Finlay Forest Industries Inc. from 1997 to 1998. He is on the Board of Trustees of the Pulp and Paper Industry Pension Plan and has over fifteen years experience in the forest products industry. Mr. Ure is a member of the Certified General Accountants’ Association of Canada.

Leonhard Nossol, age 52, has been our Group Controller for Europe since August 2005. He has also been a managing director of Rosenthal since 1997 and the sole managing director of Rosenthal since September 2005. Mr. Nossol had a significant involvement in the conversion of the Rosenthal mill to the production of kraft pulp in 1999 and increases in the mill’s annual production capacity to 330,000 ADMTs, as well as the reduction in production costs at the mill.

David M. Cooper, age 56, has been Vice President of Sales and Marketing for Europe since June 2005. Mr. Cooper previously held a variety of senior positions around the world in Sappi Ltd., a large global forest products group, from 1982 to 2005, including the sales and marketing of various pulp and paper grades and the management of a manufacturing facility. He has more than 25 years of diversified experience in the international pulp and paper industry.

Eric X. Heine, age 46, has been Vice President of Sales and Marketing for North America and Asia since June 2005. Mr. Heine was previously Vice President Pulp and International Paper Sales and Marketing for Domtar Inc., a global pulp and paper corporation, from 1999 to 2005. He has over 18 years of experience in the pulp and paper industry, including developing strategic sales channels and market partners to build corporate brands.

Wolfram Ridder, age 48, was appointed Vice President of Business Development in August 2005, prior to which he was a managing director of Stendal. Mr. Ridder was the principal assistant to our Chief Executive Officer from November 1995 until September 2002.

Genevieve Stannus, age 39, has been our Treasurer since July 2005, prior to which she was a Senior Financial Analyst with Mercer from August 2003. Prior to joining Mercer, Ms. Stannus held Senior Treasury Analyst positions with Catalyst Paper Corporation and Pacifica Papers Inc. She has over ten years experience in the forest products industry. Ms. Stannus is a member of the Certified General Accountants’ Association of Canada.

Niklaus Gruenenfelder, age 52, became the Managing Director of Stendal in January 2009. Previously, from 1989 until 2006, Mr. Gruenenfelder held a variety of positions in Switzerland, China, Germany and Pakistan with Swiss chemicals manufacturer Ciba Specialty Chemicals Holding Inc. (formerly Ciba-Geigy AG). In 2006, Huntsman Corporation, a global chemical and chemical products company, acquired the textile effects business from Ciba and Mr. Gruenenfelder was the Managing Director and Head of Technical Operations at Huntsman’s

Langweid am Leich plant in Germany from 2006 until he joined Mercer. Mr. Gruenenfelder holds a Ph.D. in Technical Science and an MBA.

Brian Merwin, age 35, has been our Vice President of Strategic Initiatives since February 2009, prior to which he was our Director of Strategic and Business Initiatives since August 2007 and Business Analyst since May 2005. Brian has an MBA from the Richard Ivey School of Business at the University of Western Ontario.

We also have experienced mill managers at all of our mills who have operated through multiple business cycles in the pulp industry.

The Board met 14 times during 2009 and each current member of the Board attended 75% or more of the total number of such meetings and meetings of the committees of the Board on which they serve during their term. In addition, our independent directors regularly meet in separate executive sessions without any member of our management present. The Lead Director presides over these meetings. Although we do not have a formal policy with respect to attendance of directors at our annual meetings, all directors are encouraged and expected to attend such meetings if possible. All of our directors attended our 2009 annual meeting.

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

Audit Committee

The Audit Committee functions pursuant to a charter adopted by the directors. A copy of the current charter is incorporated by reference in the exhibits to this Form 10-K and is available on our website at www.mercerint.com under the “Governance” link. The function of the Audit Committee generally is to meet with and review the results of the audit of our financial statements performed by the independent public accountants and to recommend the selection of independent public accountants. The members of the Audit Committee are Mr. McCartney, Mr. Witts and Mr. Lauritzen, each of whom is independent under applicable laws and regulations and the listing requirements of the NASDAQ Global Market. Both Mr. McCartney and Mr. Witts are Chartered Accountants and Mr. McCartney is a “financial expert” within the meaning of such term under the Sarbanes-Oxley Act of 2002. The Audit Committee met five times during 2009.

The Audit Committee has established procedures for: (i) the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or auditing matters; and (ii) the confidential and anonymous submission by our employees and others of concerns regarding questionable accounting or auditing matters. A person wishing to notify us of such a complaint or concern should send a written notice thereof, marked “Private & Confidential”, to the Chairman of the Audit Committee, Mercer International Inc., c/o Suite 2840, P.O. Box 11576, 650 West Georgia Street, Vancouver, British Columbia, Canada V6B 4N8.

Compensation and Human Resource Committee

The Board has established a Compensation and Human Resource Committee. The Compensation and Human Resource Committee is responsible for reviewing and approving the strategy and design of our compensation, equity-based and benefits programs. The Compensation and Human Resource Committee functions pursuant to a charter adopted by the directors, a copy of which is available on our website at www.mercerint.com in the Corporate Governance Guidelines under the “Governance” link. The Compensation and Human Resource Committee is also responsible for approving all compensation actions relating to executive officers. The members of the Compensation and Human Resource Committee are Mr. Malpass, Mr. Lauritzen and Mr. Adams, each of whom is independent under applicable laws and regulations and the listing requirements of the NASDAQ Global Market. The Compensation and Human Resource Committee met four times during 2009.

Governance and Nominating Committee

The Board has established a Governance and Nominating Committee comprised of Mr. Shields, Mr. McCartney and Mr. Witts, each of whom is independent under applicable laws and regulations and the listing requirements of the NASDAQ Global Market. The Governance and Nominating Committee functions pursuant to a charter adopted by the directors, a copy of which is incorporated by reference in the exhibits to this Form 10-K and is available on our website at www.mercerint.com in the Corporate Governance Guidelines under the “Governance” link. The purpose of the committee is to: (i) manage the corporate governance system of the Board; (ii) assist the Board in fulfilling its duties to meet applicable legal and regulatory and self-regulatory business principles and codes of best practice; (iii) assist in the creation of a corporate culture and environment of integrity and accountability; (iv) in conjunction with the Lead Director, monitor the quality of the relationship between the Board and management; (v) review management succession plans; (vi) recommend to the Board nominees for appointment to the Board; (vii) lead the Board’s annual review of the Chief Executive Officer’s performance; and (viii) set the Board’s forward meeting agenda. The Governance and Nominating Committee met four times in 2009.

Environmental, Health and Safety Committee

The Board established an Environmental, Health and Safety Committee in 2006, currently comprised of Mr. Lauritzen, Mr. Malpass and Mr. Lee, to review on behalf of the Board the policies and processes implemented by management, and the resulting impact and assessments of all our environmental, health and safety related activities. The Environmental, Health and Safety Committee functions pursuant to a charter adopted by the directors, a copy of which is available on our website at www.mercerint.com in the Corporate Governance Guidelines under the “Governance” link. More specifically, the Environmental, Health and Safety Committee is to: (i) review and approve, and if necessary revise, our environmental, health and safety policies and environmental compliance programs; (ii) monitor our environmental, health and safety management systems including internal and external audit results and reporting; and (iii) provide direction to management on the frequency and focus of external independent environmental, health and safety audits. The Environmental, Health and Safety Committee met four times in 2009.

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

Section 16(a) Beneficial Ownership Reporting Compliance

The information required under “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated by reference from the proxy statement relating to our annual meeting to be held in 2010, which will be filed with the SEC within 120 days of our most recently completed fiscal year.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated by reference from the proxy statement relating to our annual meeting to be held in 2010, which will be filed with the SEC within 120 days of our most recently completed fiscal year.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is incorporated by reference from the proxy statement relating to our annual meeting to be held in 2010, which will be filed with the SEC within 120 days of our most recently completed fiscal year.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Review, Approval or Ratification of Transactions with Related Persons

Pursuant to the terms of the Audit Committee Charter, the Audit Committee is responsible for reviewing and approving the terms and conditions of all proposed transactions between us, any of our officers, directors or shareholders who beneficially own more than 5% of our outstanding shares of common stock, or relatives or affiliates of any such officers, directors or shareholders, to ensure that such related party transactions are fair and are in our overall best interest and that of our shareholders. In the case of transactions with employees, a portion of the review authority is delegated to supervising employees pursuant to the terms of our written Code of Business Conduct and Ethics.

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

The information called for by Items 404(a) and 407(a) of Regulation S-K required to be included under this Item 13 is incorporated by reference from the proxy statement relating to our annual meeting to be held in 2010, which will be filed with the SEC within 120 days of our most recently completed fiscal year.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 is incorporated by reference from the proxy statement relating to our annual meeting to be held in 2010, which will be filed with the SEC within 120 days of our most recently completed fiscal year.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) (1)  Financial Statements

(b)	List of Exhibits

2.1		Agreement and Plan of Merger among Mercer International Inc., Mercer International Regco Inc. and Mercer Delaware Inc. dated December 14, 2005. Incorporated by reference to the Proxy Statement/Prospectus filed on December 15, 2005.
3.1		Articles of Incorporation of the Company, as amended. Incorporated by reference from Form 8-A dated March 1, 2006.
3.2		Bylaws of the Company. Incorporated by reference from Form 8-A dated March 1, 2006.
4	.1*	First Supplemental Indenture dated March 1, 2006 to Indenture dated as of October 10, 2003 between Mercer International Inc. and Wells Fargo Bank, N.A.
4.2		Indenture dated as of December 10, 2004 between Mercer International Inc. and Wells Fargo Bank, N.A. Incorporated by reference from Form S-3 filed December 10, 2004.
4.3		First Supplemental Indenture dated February 14, 2005 to Indenture dated December 10, 2004 between Mercer International Inc. and Wells Fargo Bank, N.A. Incorporated by reference from Form 8-K dated February 17, 2005.
4.4		Indenture dated as of December 10, 2009 between Mercer International Inc. and Wells Fargo Bank, National Association. Incorporated by reference from Form 8-K dated December 11, 2009.
10	.1*	Project Financing Facility Agreement dated August 26, 2002 between Zellstoff Stendal GmbH and Bayerische Hypo-und Vereinsbank AG, as amended by Amendment, Restatement and Undertaking Agreement dated January 31, 2009.
10.2		Shareholders’ Undertaking Agreement dated August 26, 2002 among Mercer International Inc., Stendal Pulp Holdings GmbH, RWE Industrie-Lösungen GmbH, AIG Altmark Industrie AG and FAHR Beteiligungen AG and Zellstoff Stendal GmbH and Bayerische Hypo-und Vereinsbank AG. Incorporated by reference from Form 8-K dated September 10, 2002.
10	.3*	Shareholders’ Agreement dated August 26, 2002 among Zellstoff Stendal GmbH, Stendal Pulp Holdings GmbH, RWE Industrie-Lösungen GmbH and FAHR Beteiligungen AG.
10	.4*	Contract for the Engineering, Design, Procurement, Construction, Erection and Start-Up of a Kraft Pulp Mill between Zellstoff Stendal GmbH and RWE Industrie-Lösungen GmbH dated August 26, 2002. Certain non-public information has been omitted from the appendices to Exhibit 10.4 pursuant to a request for confidential treatment filed with the SEC. Such non-public information was filed with the SEC on a confidential basis. The SEC approved the request for confidential treatment in January 2004.
10	.5*	Form of Trustee’s Indemnity Agreement between Mercer International Inc. and its Trustees.
10.6		Employment Agreement dated for reference August 7, 2003 between Mercer International Inc. and David Gandossi. Incorporated by reference from Form 8-K dated August 11, 2003.
10.7		Employment Agreement effective as of April 28, 2004 between Mercer International Inc. and Jimmy S.H. Lee. Incorporated by reference from Form 8-K dated April 28, 2004.
10.8		2004 Stock Incentive Plan. Incorporated by reference from Form S-8 dated June 15, 2004.
10.9		Employment Agreement dated October 2, 2006 between Stendal Pulp Holding GmbH and Wolfram Ridder. Incorporated by reference from Form 8-K dated October 2, 2006.

10.10		Employment Agreement effective October 16, 2006 between Mercer International Inc. and David Ure dated September 22, 2006. Incorporated by reference from Form 8-K dated October 13, 2006.
10	.11*	Employment Agreement effective September 25, 2006 between Mercer International Inc. and Claes-Inge Isacson dated December 5, 2008.
10.12		Employment Agreement effective September 1, 2005 between Mercer International Inc. and Leonhard Nossol dated August 18, 2005. Incorporated by reference from Form 10-Q dated May 6, 2008.
10	.13*	Electricity Purchase Agreement effective January 27, 2009 between Zellstoff Celgar Limited Partnership and British Columbia Hydro and Power Authority. Certain non-public information has been omitted from the appendices to Exhibit 10.13 pursuant to a request for confidential treatment filed with the SEC. Such non-public information was filed with the SEC on a confidential basis. The SEC approved the request for confidential treatment in March 2009.
10	.14*	Revolving Credit Facility Agreement dated August 19, 2009 among D&Z Holding GmbH, Zellstoff-und Papierfabrik Rosenthal GmbH, D&Z Beteiligungs GmbH and ZPR Logistik GmbH and Bayerische Hypo-und Vereinsbank AG. Incorporated by reference from Form 8-K dated August 24, 2009.
10.15		Loan Agreement dated August 19, 2009 among Zellstoff-und Papierfabrik Rosenthal GmbH, as borrower, and Bayerische Hypo-und Vereinsbank Aktiengesellschaft, as lender. Incorporated by reference from Form 8-K dated August 24, 2009.
10.16		Amended and Restated Credit Agreement dated as of November 27, 2009 among Zellstoff Celgar Limited Partnership, as borrower, and the lenders from time to time parties thereto, as lenders, and CIT Business Credit Canada Inc., as agent. Incorporated by reference from Form 8-K dated November 30, 2009.
14		Code of Business Conduct and Ethics. Incorporated by reference from the definitive proxy statement on Schedule 14A dated August 11, 2003.
99.1		Audit Committee Charter. Incorporated by reference from the definitive proxy statement on Schedule 14A dated April 28, 2005.
99.2		Governance and Nominating Committee Charter. Incorporated by reference from the definitive proxy statement on Schedule 14A dated April 28, 2004.
99.3		Exchange Agreement dated November 25, 2009 between Mercer International Inc. and IAT Reinsurance Co. Ltd. Incorporated by reference from Form 8-K filed November 27, 2009.
99.4		Exchange Agreement dated November 25, 2009 between Mercer International Inc. and Alden Global Distressed Opportunities Fund L.P. Incorporated by reference from Form 8-K filed November 27, 2009.
99.5		Exchange Agreement dated November 25, 2009 between Mercer International Inc. and Greenlight Capital Qualified LP, Greenlight Capital LP and Greenlight Capital Offshore Partners. Incorporated by reference from Form 8-K filed November 27, 2009.
21		List of Subsidiaries of Registrant.
23.1		Consent of Independent Registered Chartered Accountants — PricewaterhouseCoopers LLP.
31.1		Section 302 Certificate of Chief Executive Officer.
31.2		Section 302 Certificate of Chief Financial Officer.
32	.1**	Section 906 Certificate of Chief Executive Officer.
32	.2**	Section 906 Certificate of Chief Financial Officer.

*	Filed in Form 10-K for prior years.
**	In accordance with Release 33-8212 of the Commission, these Certifications: (i) are “furnished” to the Commission and are not “filed” for the purposes of liability under the Exchange Act; and (ii) are not to be subject to automatic incorporation by reference into any of our Company’s registration statements filed under the Securities Act for the purposes of liability thereunder or any offering memorandum, unless our Company specifically incorporates them by reference therein.

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Shareholders of
Mercer International Inc.

We have completed integrated audits of Mercer International Inc.’s 2009, 2008 and 2007 consolidated financial statements and of its internal control over financial reporting as at December 31, 2009. Our opinions, based on our audits, are presented below.

Consolidated financial statements

We have audited the accompanying consolidated balance sheets of Mercer International Inc. as at December 31, 2009 and December 31, 2008, and the related consolidated statement of operations, comprehensive income (loss), changes in shareholders’ equity and cash flows for each of the years in the three year period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as at December 31, 2009 and December 31, 2008, and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 2009 in accordance with accounting principles generally accepted in the United States.

Internal control over financial reporting

We have also audited Mercer International Inc.’s internal control over financial reporting as at December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as at December 31, 2009 based on criteria established in Internal Control — Integrated Framework issued by the COSO.

/s/  PricewaterhouseCoopers LLP

Chartered Accountants
Vancouver, Canada
February 26, 2010

MERCER INTERNATIONAL INC.

CONSOLIDATED BALANCE SHEETS
 (In thousands of Euros, except per share data)

	December 31,
	2009	2008

ASSETS
Current assets
Cash and cash equivalents (Note 2)	€51,291	€42,452
Cash, restricted (Note 2)	—	13,000
Receivables (Note 3)	71,523	100,158
Inventories (Note 4)	72,629	98,457
Prepaid expenses and other	6,362	4,834

Total current assets	201,805	258,901

Long-term assets
Property, plant and equipment (Note 5)	868,558	881,704
Deferred note issuance and other	7,315	4,430
Deferred income tax (Note 9)	3,426	3,036
Note receivable	2,727	3,529

	882,026	892,699

Total assets	€1,083,831	€1,151,600

LIABILITIES
Current liabilities
Accounts payable and accrued expenses (Note 6)	€85,185	€87,517
Pension and other post-retirement benefit obligations (Note 8)	567	510
Debt (Note 7)	16,032	16,500

Total current liabilities	101,784	104,527

Long-term liabilities
Debt (Note 7)	813,142	837,918
Unrealized interest rate derivative losses (Note 14)	52,873	47,112
Pension and other post-retirement benefit obligations (Note 8)	17,902	12,846
Capital leases and other (Note 15)	12,157	11,267
Deferred income tax (Note 9)	—	5,827

	896,074	914,970

Total liabilities	997,858	1,019,497

EQUITY
Shareholders’ equity
Share capital (Note 10)	202,844	202,844
Paid-in capital	(6,082)	299
Retained earnings (deficit)	(97,235)	(35,046)
Accumulated other comprehensive income (loss)	23,695	(1,872)

Total shareholders’ equity	123,222	166,225

Noncontrolling interest (deficit) (Note 17)	€(37,249)	€(34,122)

Total equity	85,973	132,103

Total liabilities and equity	€1,083,831	€1,151,600

Commitments and contingencies (Note 16)
Subsequent events (Note 18)

The accompanying notes are an integral part of these financial statements.

MERCER INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands of Euros, except per share data)

	For the Years Ended December 31,
	2009	2008	2007

Revenues
Pulp	€577,298	€689,320	€704,391
Energy	42,501	30,971	22,904

	619,799	720,291	727,295
Costs and expenses
Operating costs	551,781	626,933	575,238
Operating depreciation and amortization	53,919	55,484	56,400

	14,099	37,874	95,657
Selling, general and administrative expenses	27,414	30,158	30,714
Purchase (sale) of emission allowances	(516)	(5,613)	(4,643)

Operating income (loss)	(12,799)	13,329	69,586

Other income (expense)
Interest expense	(64,770)	(65,756)	(71,400)
Investment income (loss)	(1,804)	(1,174)	4,453
Foreign exchange gain (loss) on debt	2,692	(4,234)	10,958
Gain on extinguishment of convertible notes	4,447	—	—
Gain (loss) on derivative instruments (Note 14)	(5,760)	(25,228)	20,357

Total other income (expense)	(65,195)	(96,392)	(35,632)

Income (loss) from continuing operations before income taxes	(77,994)	(83,063)	33,954
Income tax benefit (provision)
— current	(134)	(501)	(2,170)
— deferred (Note 9)	6,003	(1,976)	(8,144)

Income (loss) from continuing operations after income taxes	(72,125)	(85,540)	23,640
Discontinued operations after income taxes	—	—	(210)

Net income (loss)	(72,125)	(85,540)	23,430
Less: net loss (income) attributable to noncontrolling interest	9,936	13,075	(1,251)

Net income (loss) attributable to common shareholders	€(62,189)	€(72,465)	€22,179
Retained earnings (deficit), beginning of period	(35,046)	37,419	15,240

Retained earnings (deficit), end of period	€(97,235)	€(35,046)	€37,419

Net income (loss) per share attributable to common shareholders from continuing operations (Note 12)
Basic	€(1.71)	€(2.00)	€0.62

Diluted	€(1.71)	€(2.00)	€0.58

Net income (loss) per share attributable to common shareholders (Note 12)
Basic	€(1.71)	€(2.00)	€0.61

Diluted	€(1.71)	€(2.00)	€0.58

The accompanying notes are an integral part of these financial statements.

MERCER INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
 (In thousands of Euros)

	For the Years Ended December 31,
	2009	2008	2007

Net income (loss)	€(72,125)	€(85,540)	€23,430

Other comprehensive income (loss)
Foreign currency translation adjustment	28,316	(41,876)	29,214
Pension income (expense) (Note 8)	(3,128)	4,079	(809)
Unrealized gains (losses) on securities arising during the year	379	(340)	95

Other comprehensive income (loss)	25,567	(38,137)	28,500

Total comprehensive income (loss)	(46,558)	(123,677)	51,930
Comprehensive (income) loss attributable to noncontrolling interest	9,936	13,075	(1,251)

Comprehensive income (loss) attributable to common shareholders	€(36,622)	€(110,602)	€50,679

The accompanying notes are an integral part of these consolidated financial statements.

MERCER INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
 (In thousands of Euros)

						Accumulated Other
	Common Shares					Comprehensive Income (Loss)
			Amount			Foreign	Defined	Unrealized
			Paid in		Retained	Currency	Benefit	Gains
	Number		Excess of	Paid-in	Earnings	Translation	Pension	(Losses) on		Shareholders’
	of Shares	Par Value	Par Value	Capital	(Deficit)	Adjustments	Plans	Securities	Total	Equity

Balance at December 31, 2006	35,465,176	€26,961	€168,681	€154	€15,240	€11,885	€(4,120)	€-	€7,765	€218,801
Shares issued on exercise of stock options	56,666	43	261	—	—	—	—	—	—	304
Shares issued on grants of restricted stock	21,000	15	145	—	—	—	—	—	—	160
Shares issued on repurchase of notes	742,185	557	6,181	—	—	—	—	—	—	6,738
Stock compensation expense	—	—	—	(20)	—	—	—	—	—	(20)
Net income	—	—	—	—	22,179	—	—	—	—	22,179
Other comprehensive income (loss)	—	—	—	—	—	29,214	(809)	95	28,500	28,500

Balance at December 31, 2007	36,285,027	€27,576	€175,268	€134	€37,419	€41,099	€(4,929)	€95	€36,265	€276,662
Shares issued on grants of restricted stock	21,000	—	—	61	—	—	—	—	—	61
Shares issued on grants of performance stock	116,460	—	—	29	—	—	—	—	—	29
Stock compensation expense	—	—	—	75	—	—	—	—	—	75
Net loss	—	—	—	—	(72,465)	—	—	—	—	(72,465)
Other comprehensive income (loss)	—	—	—	—	—	(41,876)	4,079	(340)	(38,137)	(38,137)

Balance at December 31, 2008	36,422,487	€27,576	€175,268	€299	€(35,046)	€(777)	€(850)	€(245)	€(1,872)	€166,225
Capital contribution to acquire additional 4.32% of Stendal Mill	—	—	—	(6,809)	—	—	—	—	—	(6,809)
Shares issued on grants of restricted stock	21,000	—	—	52		—	—	—	—	52
Stock compensation expense	—	—	—	376	—	—	—	—	—	376
Net loss	—	—	—	—	(62,189)	—	—	—	—	(62,189)
Other comprehensive income (loss)	—	—	—	—	—	28,316	(3,128)	379	25,567	25,567

Balance at December 31, 2009	36,443,487	€27,576	€175,268	€(6,082)	€(97,235)	€27,539	€(3,978)	€134	€23,695	€123,222

The accompanying notes are an integral part of these financial statements.

MERCER INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of Euros)

	For the Years Ended December 31,
	2009	2008	2007

Cash flows from (used in) operating activities
Net income (loss) attributable to common shareholders	€(62,189)	€(72,465)	€22,179
Adjustments to reconcile net income (loss) attributable to common shareholders to cash flows from operating activities
Loss (gain) on derivative instruments	5,760	25,228	(13,537)
Foreign exchange (gain) loss on debt	(2,692)	4,234	(10,958)
Gain on extinguishment of convertible notes	(4,447)	—	—
Depreciation and amortization	54,170	55,762	56,658
Accretion (income) expense	181	—	—
Noncontrolling interest	(9,936)	(13,075)	1,251
Deferred income taxes	(6,003)	1,976	8,144
Stock compensation expense	455	264	243
Pension and other post-retirement expense, net of funding	282	(758)	(215)
Inventory provisions	—	11,272	—
Other	2,485	3,025	3,442
Changes in current assets and liabilities
Receivables	32,105	(14,811)	(11,890)
Inventories	32,158	(13,331)	(38,703)
Accounts payable and accrued expenses	(2,950)	(1,091)	2,088
Other	(2,060)	1,904	447

Net cash from (used in) operating activities	37,319	(11,866)	19,149
Cash flows from (used in) investing activities
Purchase of property, plant and equipment(1)	(28,828)	(25,704)	(4,864)
Proceeds on sale of property, plant and equipment	436	2,000	881
Cash, restricted	13,000	20,000	24,000
Note receivable	152	5,708	4,954

Net cash from (used in) investing activities	(15,240)	2,004	24,971
Cash flows from (used in) financing activities
Repayment of notes payable and debt	(20,771)	(34,023)	(26,719)
Repayment of capital lease obligations	(3,178)	(3,312)	(5,562)
Proceeds from borrowings of notes payable and debt	3,511	5,837	—
Proceeds from government investment grants	9,058	266	1,236
Issuance of common shares	—	—	305
Payment of deferred note issuance costs	(1,969)	—	—

Net cash from (used in) financing activities	(13,349)	(31,232)	(30,740)
Effect of exchange rate changes on cash and cash equivalents	109	(1,302)	1,664

Net increase (decrease) in cash and cash equivalents	8,839	(42,396)	15,044
Cash and cash equivalents, beginning of period	42,452	84,848	69,804

Cash and cash equivalents, end of period	€51,291	€42,452	€84,848

Supplemental disclosure of cash flow information
Cash paid (received) during the period for
Interest	€62,022	€60,652	€73,318
Income taxes	377	1,100	452
Supplemental schedule of non-cash investing and financing activities
Acquisition of production and other equipment under capital lease obligations	€625	€5,318	€2,110
Increase (decrease) in accounts payable relating to investing activities	(1,471)	2,627	—

(1)	During 2007, purchases of property, plant, and equipment include amounts received and recorded as a reduction of property, plant and equipment (approximately €9,100) upon the settlement of the Stendal engineering, procurement and construction (EPC) contract.

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

Mercer Inc. operates three pulp manufacturing facilities in Canada and Germany, and is one of the largest producers of market northern bleached softwood kraft, or “NBSK”, pulp in the world.

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

Investments in entities where the Company has equity investments in publicly traded companies in which it has less than 20% of the voting interest and in which it does not exercise significant influence are classified as available-for-sale securities. These securities are reported in long-term assets at fair values; based upon quoted market prices, with the unrealized gains or losses included in accumulated other comprehensive income as a separate component of shareholders’ equity, until realized. If a loss in value in available-for-sale securities is considered to be other than temporary, the loss is recognized in the determination of net income. The cost of all securities sold is based on the specific identification method to determine realized gains or losses.

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of Euros, except per share data)

Note 1.	The Company and Summary of Significant Accounting Policies — (Continued)

Inventories

Inventories of pulp and logs and wood chips are valued at the lower of cost, using the weighted-average cost method, or net realizable value. Other materials and supplies are valued at the lower of cost and replacement cost. Cost includes labor, materials and production overhead and is determined by using the weighted average cost method. Inventories include both roundwood (logs) and wood chips. These inventories are located both at the pulp mill and at various locations. In accordance with industry practice, physical inventory counts utilize standardized techniques to estimate quantities of roundwood and wood chip inventory volumes. These techniques historically have provided reasonable estimates of such inventories.

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

Leases which transfer to the Company substantially all the risks and benefits incidental to ownership of the leased item are capitalized at the present value of the minimum lease payments. Capital leases are depreciated over the lease term. Operating lease payments are recognized as an expense in the Consolidated Statement of Operations on a straight-line basis over the lease term.

The Company provides for asset retirement obligations when there are legislated or contractual bases for those obligations. Obligations are recorded as a liability at fair value, with a corresponding increase to property, plant, and equipment, and are amortized over the remaining useful life of the related assets. The liability is accreted using a risk free interest rate.

The Company’s obligations for the proper removal and disposal of asbestos products from the Company’s mills meets the definition of a conditional asset retirement obligation as found in the Financial Accounting Standards Board (“FASB”) issued guidance as outlined in Asset Retirement and Environment Topic ASC 410, (“ASC 410”), originally released as FASB Statement Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (“FIN 47”). Generally asbestos is found on steam and condensate piping systems as well as certain cladding on buildings and in building insulation throughout its older facilities. As a result of the longevity of the Company’s mills, due in part to the maintenance procedures and the fact that the Company does not have plans for major changes that require the removal of asbestos, the timing of the asbestos removal is indeterminate. As a result, the Company is currently unable to estimate the fair value of its asbestos removal and disposal obligation.

Government Investment Grants

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

To the extent that government grants have been received and not applied, these grants are recorded in cash with a corresponding adjustment to the “Accounts Payable and accrued expenses” due to the short-term nature of the related payments.

Deferred Note Issuance Costs

Note issuance costs are deferred and amortized as a component of interest expense over the term of the related debt instrument.

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

In accordance with the guidance as outlined in the Compensation-Retirement Benefits Topic ASC 715 (“ASC 715-30” and “ASC 715-60”), originally released as FASB Statement No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans, the Company recognizes the net funded status of the plan.

Effective December 31, 2008, the defined benefit pension plan was closed to new members and the defined benefit service accrual ceased. Members began to accrue benefits under a new defined contribution plan effective January 1, 2009. The contributions to the new plan will be charged against earnings, in the Consolidated Statement of Operations.

In addition, hourly-paid employees at the Celgar mill are covered by a multi-employer defined contribution pension plan for which contributions are charged against earnings in the Consolidated Statement of Operations.

Foreign Operations and Currency Translation

The Company translates foreign assets and liabilities of its subsidiaries, other than those denominated in Euros, at the rate of exchange at the balance sheet date. Revenues and expenses are translated at the average rate of exchange throughout the year. Transaction gains and losses related to net assets primarily located in Canada are recognized as unrealized foreign currency translation adjustments within comprehensive income (loss) in shareholders’ equity, until all of the investment in the subsidiaries is sold or liquidated. The translation adjustments do not recognize the effect of income tax when the Company expects to reinvest the amounts indefinitely in operations. Gains and losses resulting from foreign currency transactions (transactions denominated in a currency other than the entity’s functional currency) are included in “Costs and expenses” in the Consolidated Statement of Operations.

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

During 2008, the Company increased its focus on the production and sale of surplus electricity. Accordingly, management no longer considered this activity to be a by-product and, commencing in 2008, the Company began reporting revenue from sales of surplus electricity as “Energy revenue” in the Consolidated Statement of Operations. In previous years, these revenues were being reported within “Operating costs”. Consequently, the presentation in the Consolidated Statement of Operations has been revised for the Company’s energy sales. Energy revenues are recognized as customers are invoiced at agreed upon rates and when collection is reasonably assured. These revenues include an estimate of the value of electricity consumed by customers in the year but billed subsequent to year-end. Customer bills are based on meter readings that indicate electricity consumption. This activity does not meet the tests to be considered an operating segment, as defined in the Segment Reporting Topic ASC 280 (“ASC 280-10”), originally released as FASB No. 131, Disclosures about Segments of an Enterprise and Related Information.

Environmental Conservation

Liabilities for environmental conservation are recorded when it is probable that obligations have been incurred and their fair value can be reasonably estimated. Any potential recoveries of such liabilities are recorded when there is an agreement with the reimbursing entity and recovery is assessed as likely to occur.

Stock-Based Compensation

Under the Compensation-Stock Compensation Topic ASC 718 (“ASC 718”), originally released as FASB Statement No. 123(R), Share-Based Payment, the Company recognizes compensation expense over an award’s vesting period based on the award’s fair value. Stock based compensation expense has been recorded in “Selling, general, and administrative expenses” in the Consolidated Statement of Operations.

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

Income Taxes

Income taxes are reported under the guidance of the Income Taxes Topic ASC 740 (“ASC 740-10”), originally released as FASB Statement No. 109, Accounting for Income Taxes, and accordingly, deferred income taxes are recognized using the asset and liability method, whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carryforwards. Valuation allowances are provided if, after considering available evidence, both positive and negative, it is more likely than not that some or all of the net deferred tax assets will not be realized.

Deferred income taxes are determined separately for each tax-paying component of the Company. For each tax-paying component, all current deferred tax liabilities and assets shall be offset and presented as a single amount and all noncurrent deferred tax liabilities and assets shall be offset and presented as a single amount.

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of Euros, except per share data)

Note 1.	The Company and Summary of Significant Accounting Policies — (Continued)

Derivative Financial Instruments

The Company enters into derivative financial instruments, including foreign currency forward contracts, electricity forward contracts, and interest rate swaps to limit exposures to changes in foreign currency exchange rates, energy prices, and interest rates. These derivative instruments are not designated as hedging instruments under the guidance of the Derivatives and Hedging Topic ASC 815 (“ASC 815-25”), originally released as FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities and, accordingly, any change in the marked-to-market fair value is recognized as either a gain or loss on derivative financial instruments in the Consolidated Statement of Operations. Periodically, the Company enters into derivative contracts for its own use and as such are exempt from mark to market accounting.

Net Income (Loss) Per Share

Basic net income (loss) per share (“EPS”) is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding in the period. Diluted income (loss) per share is calculated to give effect to all potentially dilutive common shares outstanding (computed under basic EPS) by applying the “Treasury Stock” and “If Converted” methods. Outstanding stock options, restricted stock, awards such as restricted stock awards with performance conditions (known as “performance stock”), and convertible notes represent the only potentially dilutive effects on the Company’s weighted average shares. See Note 12-Net Income (Loss) Per Share.

Reclassifications

Certain prior year amounts in the consolidated financial statements have been reclassified to conform to the current year presentation.

New Accounting Standards

On July 1, 2009, the FASB officially released the Accounting Standards Codification (the “Codification” or “ASC”). Pursuant to FASB Statement No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, the Codification is effective for interim and annual periods ending after September 15, 2009. The Codification does not change GAAP, but it is a major restructuring of how accounting and reporting standards that constitute GAAP are organized. That is, the Codification is the single source of authoritative nongovernmental GAAP. The organizational changes are expected to make GAAP easier to research by simplifying user access to all authoritative guidance. As a result, content resides in new locations within the Codification which means referencing to specific guidance has changed. For example, the pre-Codification guidance for leases is primarily found in Financial Accounting Standard No. 13, Accounting for Leases as well as a number of other guidance such as Emerging Issue Task Force abstracts while the Codification guidance for leases is found in ASC 840. To assist in the transition, where a reference to the new Codification “topic” reference number is defined, the pre-Codification standard has also been noted.

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

Recently Implemented Accounting Standards

This section highlights recently implemented accounting standards that had a significant impact on the Company’s financial statements.

In August 2009, the FASB issued Accounting Standards Update No 2009-05, Measuring Liabilities at Fair Value (“ASU 2009-05”), previously exposed for comments as proposed Financial Statement Position FASB No. 157-f, Measuring Liabilities under FASB Statement No. 157, Fair Value Measurements, to provide guidance on measuring the fair value of liabilities under ASC 820. This ASU clarifies that the quoted price for the identical liability, when traded as an asset in an active market, is also a Level 1 measurement for that liability when no adjustment to the quoted price is required. In the absence of a Level 1 measurement, an entity must use one or more of the valuation techniques as described in the guidance. This ASU is effective for the first interim or annual reporting period beginning after August 28, 2009. The Company adopted this guidance on October 1, 2009, and the adoption had no impact on the presentation or disclosure of these financial statements.

In December 2008, the FASB issued guidance as outlined in the Defined Benefit Plans Topic ASC 715 (“ASC 715-20”), originally released as FASB Staff Position No. 132(R)-1, Employers’ Disclosures about Pensions and Other Postretirement Benefits. This topic provides guidance with respect to an employer’s (sponsor’s) disclosures about plan assets of a defined benefit pension or other postretirement plan and also requires disclosures about fair value measurements of plan assets. This guidance is effective for financial statements issued for fiscal years ending after December 15, 2009, and implementation is required to be prospective. Earlier application of the provisions is permitted. The Company adopted this guidance on December 31, 2009 and amended its presentation and disclosure accordingly. See Note 8 — Pension and Other Post-Retirement Obligations.

In March 2008, the FASB issued guidance as outlined in the Derivatives and Hedging Topic ASC 815 (“ASC 815-10-50” and “ASC 815-10-65-1”), originally released as FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities. The new guidance requires enhanced disclosures about how and why companies use derivatives, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. The provisions within this guidance are effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company adopted this guidance effective January 1, 2009, and it had no material impact on the company’s financial statement disclosures. See Note 14 — Financial Instruments.

In December 2007, the FASB issued guidance as outlined in the Consolidations Topic ASC 810 (“ASC 810-10-65”), originally released as FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“FAS 160”). This guidance establishes accounting and reporting standards for entities that have equity investments that are not attributable directly to the parent, called noncontrolling interests or minority interests. Additionally, the guidance states where and how to report noncontrolling interests in the consolidated statements of financial position and operations, how to account for changes in noncontrolling interests and provides disclosure requirements. The provisions of this guidance are effective for fiscal years beginning on or after December 15, 2008. The Company adopted this guidance on January 1, 2009 and amended its presentation and disclosure accordingly. See Note 17 — Noncontrolling Interest.

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of Euros, except per share data)

Note 2.	Cash and Cash Equivalents and Cash, restricted

Cash, cash equivalents and restricted cash includes restricted cash for debt service reserves as required under debt agreements (Note 7(a)). The Company maintains cash balances in foreign financial institutions in excess of insured limits.

	December 31,
	2009	2008

Cash and cash equivalents	€51,291	€42,452

Cash, restricted	€—	€13,000

Included in cash and cash equivalents is approximately €1,300 that was provided as part of the Canadian Federal Government’s initial instalment under the Pulp and Paper Green Transformation Program, and is expected to be spent on the Company’s Green Energy Project, currently underway at the Celgar mill, during the first quarter of 2010.

Note 3.	Receivables

	December 31,
	2009	2008

Sale of pulp (net of allowance of €952 and €614, respectively)	€64,864	€85,120
Value added tax	3,001	3,433
Other	3,658	11,605

	€71,523	€100,158

The Company reviews the collectability of receivables on a periodic basis. The Company maintains an allowance for doubtful accounts at an amount estimated to cover the potential losses on certain uninsured receivables. Any amounts that are determined to be uncollectible and uninsured are offset against the allowance. The allowance is based on the Company’s evaluation of numerous factors, including the payment history and financial position of the debtors. The Company does not generally require collateral for any of its receivables.

Other relates to non-trade receivables that are individually not material.

Note 4.	Inventories

	December 31,
	2009	2008

Raw materials	€24,888	€38,225
Finished goods	24,198	37,881
Work in process and other	23,543	22,351

	€72,629	€98,457

As at December 31, 2009, the Company had not recorded any provisions against finished goods inventories (2008 — €4,200, 2007 — €nil), or against raw material inventories (2008 — €7,100; 2007 — €nil). The provisions previously recorded against finished goods and raw material inventories were included in “Operating costs”.

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of Euros, except per share data)

Note 5.	Property, Plant and Equipment

	December 31,
	2009	2008

Land	€24,921	€24,661
Buildings	126,570	125,046
Production equipment and other	1,098,380	1,061,991

	1,249,871	1,211,698
Less: Accumulated depreciation	(381,313)	(329,994)

	€868,558	€881,704

As at December 31, 2009 property, plant and equipment was net of €283,730 of unamortized government investment grants (2008 — €290,187).

Included in production equipment and other is equipment under capital leases which had gross amounts of €17,465 as at December 31, 2009 (2008 — €17,682), and accumulated depreciation of €9,280 as at December 31, 2009 (2008 — €6,837). During the year 2009 production equipment and other totalling €625 was acquired under capital lease obligations (2008 — €5,318; 2007 — €3,286).

As at December 31, 2009, the Company recorded €3,912 (2008 — €4,107) of asset retirement obligations.

Certain of the assets at the Celgar mill are subject to a lien registered for the benefit of the province of British Columbia. The lien was registered pursuant to a property transfer tax dispute that is currently before the courts. See Note 16 — Commitments and Contingencies.

Note 6.	Accounts Payable and Accrued Expenses

	December 31,
	2009	2008

Trade payables	€31,771	€31,140
Accounts payable and other	1,225	4,559
Accrued expenses	31,441	31,181
Accrued interest	18,039	17,202
Capital leases, current portion	2,709	3,435

	€85,185	€87,517

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of Euros, except per share data)

Note 7.	Debt

Debt consists of the following:

	December 31,
	2009	2008

Note payable to bank, included in a total loan credit facility of €827,950 to finance the construction related to the Stendal mill (a)	€514,574	€531,073
Senior notes due February 2013, interest at 9.25% accrued and payable semi-annually, unsecured (b)	216,299	222,718
Subordinated convertible notes due October 2010, interest at 8.5% accrued and payable semi-annually (c)(2)	16,749	48,319
Subordinated convertible notes due January 2012, interest at 8.5% accrued and payable semi-annually (d)	26,160	—
Credit agreement with a lender with respect to a revolving credit facility of C$40 million (e)	16,000	18,186
Loan payable to the noncontrolling shareholder of the Stendal mill (f)	35,881	34,122
Credit agreement with a bank with respect to a revolving credit facility of €25,000 (g)	—	—
Investment loan agreement with a lender with respect to the wash press project at the Rosenthal mill of €4,351 (h)	3,511	—

	829,174	854,418
Less: current portion	(16,032)	(16,500)

Debt, less current portion(2)	€813,142	€837,918

The Company made scheduled principal repayments under these facilities of €16,500 in 2009, and expects the principal repayments to be €16,032 in 2010. As of December 31, 2009, the principal maturities of debt are as follows:

Matures	Amount

2010	€16,032
2011	24,223
2012	66,961
2013(1)	273,170
2014	40,000
Thereafter	408,788

€829,174

(1)	Includes revolving credit facility principal amounts totalling €16,000.
(2)	On January 21, 2010, €15,162 of the subordinated convertible notes due October 2010 were tendered for exchange for subordinated convertible notes due January 2012 and as such the Company has treated this amount as non-current. See Note 18 — Subsequent Events.

Certain of the Company’s debt agreements were issued under an indenture which, among other things, restricts its ability and the ability of its restricted subsidiaries to make certain payments. These limitations are subject to other important qualifications and exceptions. As at December 31, 2009, the Company was in compliance with the terms of the indenture.

(a)	Note payable to bank, included in a total loan facility of €827,950 to finance the construction related to the Stendal mill (“Stendal Loan Facility”), interest at rates varying from Euribor plus 0.90% to Euribor plus 1.85% (rates on amounts of borrowing at December 31, 2009 range from 1.92% to 2.52%), principal due in required

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of Euros, except per share data)

Note 7.	Debt — (Continued)

installments beginning September 30, 2006 until September 30, 2017, collateralized by the assets of the Stendal mill, and at December 31, 2009, restricted cash amounting to €nil, with 48% and 32% guaranteed by the Federal Republic of Germany and the State of Saxony-Anhalt, respectively, of up to €484,574 of outstanding principal, subject to a debt service reserve account required to pay amounts due in the following twelve months under the terms of the Stendal Loan Facility; payment of dividends is only permitted if certain cash flow requirements are met.

On March 13, 2009, the Company finalized an agreement with its lenders to amend its Stendal Loan Facility. The amendment defers approximately €164,000 of scheduled principal payments until the maturity date, September 30, 2017, including approximately €20,000, €26,000, €21,000 of scheduled principal payments that were originally due in 2009, 2010, and 2011, respectively. The amendment also provides for a 100% cash sweep, referred to as the “Cash Sweep”, of any excess cash held by Stendal which will be used first to fund the debt service reserve account to a level sufficient to service the amounts due and payable under the Stendal Loan Facility during the then following 12 months, or “Fully Funded”, and second to prepay the deferred principal amounts. Not included in the Cash Sweep is an amount of €1,500 which Stendal is permitted to retain for working capital purposes. Additionally, the Company made a €10,000 capital contribution to the Stendal mill, and incurred amendment fees totaling approximately €5,800. See Note 17 — Noncontrolling Interest.

The Company obtained a waiver from its lenders for a December 31, 2009 fixed charge ratio covenant on its Stendal Loan facility. The Company paid approximately €300 in fees to its banking group as part of the waiver agreement.

(b)	In February 2005, the Company issued $310 million of senior notes due February 2013, which bear interest at 9.25% accrued, are payable semi-annually, and are unsecured. On or after February 15, 2009, the Company may redeem all or a part of the notes at redemption prices (expressed as a percentage of principal amount) equal to 104.63% for the twelve month period beginning on February 15, 2009, 102.31% for the twelve month period beginning on February 15, 2010, and 100.00% beginning on February 15, 2011 and at any time thereafter, plus accrued and unpaid interest.

(c)	As at December 31, 2009, the Subordinated Convertible Notes had approximately $24.0 million of principal outstanding. The subordinated convertible notes are due October 2010, bear interest at 8.5% accrued and payable semi-annually, are convertible at any time by the holder into common shares of the Company at $7.75 per share and are unsecured. The Company may redeem for cash all or a portion of these notes at any time at 100% of the principal amount of the notes plus accrued and unpaid interest up to the redemption date. The holders of the convertible notes will have the option to require the Company to purchase for cash all or a portion of the notes not previously redeemed upon a specified change of control at a price equal to 100% of the principal. See Note 7(d) — Debt and Note 18 — Subsequent Events.

(d)	On December 10, 2009, the Company exchanged approximately $43.3 million of Subordinated Convertible Notes due October 2010 through a private placement for approximately $43.8 million of Subordinated Convertible Notes due January 2012. The Company recognized the refinancing of the Subordinated Convertible Notes as an extinguishment of debt in accordance with the Debt Topic ASC 470 (“ASC 470-50-40-10”), originally released as EITF 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments, as the fair value of the embedded conversion option changed by more than 10%. As a result, the Company accounted for the exchange as a debt extinguishment and recognized a gain of €4,447 in the Consolidated Statement of Operations. The gain will be accreted to income through to January 2012 through interest expense yielding an effective interest rate of approximately 13%.

The Subordinated Convertible Notes due January 2012 bear interest at 8.5%, accrued and payable semi-annually, are convertible at anytime by the holder into common shares of the company at $3.30 per share and

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of Euros, except per share data)

Note 7.	Debt — (Continued)

are unsecured. The Company may redeem for cash all or a portion of the notes at anytime at 100% of the principal amount of the notes plus accrued interest up to the redemption date. The holders of the Subordinated Convertible Notes due January 2012 will have the option to require the Company to purchase for cash all or a portion of the notes not previously redeemed upon a specified change of control at a price equal to 100% of the principal. See Note 18 — Subsequent Events.

(e)	Credit agreement with respect to a revolving credit facility of C$40.0 million for the Celgar mill. In November 2009, the Company amended the revolving credit facility. The amendment carries the same general structure and matures May 2013. Borrowings under the credit agreement are collateralized by the mill’s inventory and receivables; and are restricted by a borrowing base calculated on the mill’s inventory and receivables. Canadian dollar denominated amounts bear interest at bankers acceptance plus 3.75% or Canadian prime plus 2.00%. U.S. dollar denominated amounts bear interest at LIBOR plus 3.75% or U.S. base plus 2.00%. As at December 31, 2009, this facility was drawn by C$24.0 million and was accruing interest at a rate of approximately 4.16%.

(f)	Loans payable to the noncontrolling shareholder of Stendal mill bear interest at 7%, and are accrued semi-annually. The loan payable is unsecured, subordinated to all liabilities of the Stendal mill, and is due in 2017. The balance includes principal and accrued interest.

(g)	On August 19, 2009 the Company finalized an agreement with its lenders relating to the working capital facility at the Rosenthal mill. The working capital facility refinancing was completed with a new €25,000 replacement revolving facility set to mature in December 2012. Borrowings under the credit agreement are collateralized by the mill’s inventory and receivables and bear interest at approximately Euribor plus 3.50%. As at December 31, 2009, this facility was undrawn.

(h)	On August 19, 2009 the Company finalized an investment loan agreement with a lender relating to the new wash press at the Rosenthal mill. The four-year amortizing investment loan was completed with a €4,351 borrowing base bearing interest at the rate of Euribor plus 2.75%. Borrowings under this agreement are secured by the new wash press equipment. As at December 31, 2009, this facility was drawn by €3,511 and was accruing interest at a rate of 3.71%.

Note 8.	Pension and Other Post-Retirement Benefit Obligations

Included in pension and other post-retirement benefit obligations are amounts related to the Company’s Celgar and German mills.

The largest component of this obligation is with respect to the Celgar mill which maintains defined benefit pension and post-retirement benefit plans for certain employees (“Celgar Plans”).

Pension benefits are based on employee’s earnings and years of service. The Celgar Plans are funded by contributions from the Company based on actuarial estimates and statutory requirements. Pension contributions for the twelve month period ended December 31, 2009 totalled €963 (2008 — €2,414).

Effective December 31, 2008, the defined benefit plan was closed to new members. In addition, the defined benefit service accrual ceased on December 31, 2008, and members began to receive pension benefits at a fixed contractual rate, under a new defined contribution plan effective January 1, 2009. During the year the Company made contributions of approximately €1,844 to its defined contribution plans.

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of Euros, except per share data)

Note 8.	Pension and Other Post-Retirement Benefit Obligations — (Continued)

Information about the Celgar Plans, in aggregate for the year ended December 31, 2009 is as follows:

	2009
		Other
		Post-Retirement
		Benefit
	Pension	Obligations	Total

Change in benefit obligation
Benefit obligation, December 31, 2008	€20,028	€10,297	€30,325
Service cost	56	305	361
Interest cost	1,513	785	2,298
Benefit payments	(1,715)	(373)	(2,088)
Past service cost (credit)	—	(70)	(70)
Actuarial (gains) losses	4,366	(295)	4,071
Foreign currency exchange rate changes	2,971	1,424	4,395

Benefit obligation, December 31, 2009	27,219	12,073	39,292

Reconciliation of fair value of plan assets
Fair value of plan assets, December 31, 2008	17,098	—	17,098
Actual returns	2,561	—	2,561
Contributions	589	373	962
Benefit payments	(1,715)	(373)	(2,088)
Foreign currency exchange rate changes	2,414	—	2,414

Fair value of plan assets, December 31, 2009	20,947	—	20,947

Funded status, December 31, 2009(1)	€(6,272)	€(12,073)	€(18,345)

Components of the net benefit cost recognized
Service cost	€56	€305	€361
Interest cost	1,513	785	2,298
Expected return on plan assets	(1,272)	—	(1,272)
Amortization of recognized items	141	(279)	(138)

Net benefit costs	€438	€811	€1,249

(1)	The total of €18,469 on the consolidated balance sheets also includes the pension liabilities of €124 relating to employees at the Company’s German operations.

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of Euros, except per share data)

Note 8.	Pension and Other Post-Retirement Benefit Obligations — (Continued)

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

The Company anticipates that it will make contributions to the pension plan of approximately €277 in 2010. Estimated future benefit payments under the Celgar Plans are as follows:

Amount

2010	€2,047
2011	2,138
2012	2,227
2013	2,350
2014	2,490
2015 — 2019	14,872

During the year ended December 31, 2009, the Company recognized a loss of €3,128 in other comprehensive income (2008 — income of €4,079; 2007 — loss of €809). As at December 31, 2009, the pension related

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of Euros, except per share data)

Note 8.	Pension and Other Post-Retirement Benefit Obligations — (Continued)

accumulated other comprehensive income balance of €3,978 (2008 — €850) is a result of net actuarial losses. The Celgar Plans do not have any net transition asset or obligation recognized as a reclassification adjustment of other comprehensive income. The amount included in other comprehensive income which is expected to be recognized in 2010 is approximately €117 of net actuarial losses. There are no plan assets that are expected to be returned to the Company in 2009.

Summary of key assumptions:

	December 31,
	2009	2008

Benefit obligations
Discount rate	5.75%	7.25%
Rate of compensation increase	2.75%	2.75%
Net benefit cost for year ended
Discount rate	7.25%	5.25%
Rate of compensation increase	2.75%	3.00%
Expected rate of return on plan assets	7.00%	7.00%
Assumed health care cost trend rate at
Initial health care cost trend rate	11.00%	12.00%
Annual rate of decline in trend rate	1.00%	1.00%
Ultimate health care cost trend rate	4.50%	4.50%
Medical services plan premiums trend rate	6.00%	2.50%

The expected rate of return on plan assets is a management estimate based on, among other factors, historical long-term returns, expected asset mix and active management premium.

A one-percentage point change in assumed health care cost trend rate would have the following effect on the post-retirement benefit obligations:

	December 31, 2009		December 31, 2008
	1% increase	1% decrease	1% increase	1% decrease

Effect on total service and interest rate components	€37	€(38)	€235	€(178)
Effect on post-retirement benefit obligation	€436	€(419)	€1,598	€(1,251)

Asset allocation of funded plans:

	Target	2009	2008

Equity securities	60%	63%	61%
Debt securities	35%	35%	36%
Cash and cash equivalents	5%	2%	3%

		100%	100%

Investment Objective:

The investment objective for the Celgar Plans is to sufficiently diversify invested plan assets to maintain a reasonable level of risk without imprudently sacrificing the return on the invested funds, and ultimately to achieve a long-term total rate of return, net of fees and expenses, at least equal to the long-term interest rate assumptions used for funding actuarial valuations. To achieve this objective, the Company’s overall investment strategy is to maintain

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of Euros, except per share data)

Note 8.	Pension and Other Post-Retirement Benefit Obligations — (Continued)

an investment allocation mix of long-term growth investments (equities) and fixed income investments (debt securities). Investment allocation targets have been established by asset class as summarized above. The asset allocation targets are set after considering the nature of the liabilities, long-term return expectations, the risks associated with key asset classes, inflation and interest rates and related management fees and expenses. In addition, the Celgar Plans’ investment strategy seeks to minimize risk beyond legislated requirements by constraining the investment managers’ investment options. There are a number of specific constraints based on investment type, but they all have the general purpose of ensuring that the investments are fully diversified and that risk is appropriately managed. For example, no more than 10% of the book value of the assets can be invested in any one entity or group, investments in any one entity cannot exceed 30% of the voting shares and all equity holdings must be listed on a public exchange. Reviews of the investment objectives, key assumptions and the independent investment managers are performed periodically.

Celgar Plans’ asset fair value measurements at December 31, 2009:

	Quoted
	prices
	in active	Significant
	markets	other	Significant
	for identical	observable	unobservable
	assets	inputs	Inputs	Total

Asset Category
Leith Wheeler Diversified Balanced Fund	€10,374	€—	€—	€10,374
Phillips, Hagar and North Balanced Pension Trust	10,573	—	—	10,573

Total assets	€20,947	€—	€—	€20,947

Concentrations of Risk in the Celgar Plans’ Assets:

The Company has reviewed the Celgar Plans’ investments and determined that they are allocated based on the specific investment manager’s stated investment strategy with only slight over- or under-weightings within any specific category, and that those investments are within the constraints that have been set by the Company. Those constraints include a limitation on the value that can be invested in any one entity or group and the investment category targets noted above. In addition, we have two independent investment managers. The Company has concluded that there are no significant concentrations of risk.

Note 9.	Income Taxes

The Company adopted the guidance as outlined in the Income Taxes Topic ASC 740 (“740-10”), originally released as FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. As a result of the implementation of ASC 740, the Company recognized no adjustment in the liability for unrecognized tax benefits.

As at the adoption date of January 1, 2007, the Company had approximately €3,400 of total gross unrecognized tax benefits, at December 31, 2009, that balance is €700, substantially all of which would affect the Company’s effective tax rate if recognized. Currently, the Company does not believe that any of its unrecognized tax benefits will change significantly in the next fiscal year. However, this belief could change as tax years are examined by

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of Euros, except per share data)

Note 9.	Income Taxes — (Continued)

taxing authorities, the timing of those examinations, if any, are uncertain at this time. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2009	2008

Balance at January 1	€800	€4,000
Reductions — prior year tax positions	—	(3,200)
Lapse of statute of limitations	(100)	—

Balance at December 31	€700	€800

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. During the year ended December 31, 2009, the Company recognized approximately €nil in penalties and interest. The Company had €200 for the payment of interest and penalties accrued at December 31, 2009.

The Company and/or one or more of its subsidiaries files income tax returns in the United States, Germany and Canada. The Company is generally not subject to U.S., German or Canadian income tax examinations for tax years before 2004, 2005 and 2004, respectively.

The provision for current income taxes consists entirely of non-U.S. taxes for the years ended December 31, 2009, 2008 and 2007, respectively.

Differences between the U.S. Federal Statutory and the Company’s effective rates are as follows:

	Year Ended December 31,
	2009	2008	2007

U.S. Federal statutory rate	34%	34%	34%
U.S. Federal statutory rate on (income) loss from continuing operations before income tax and noncontrolling interest	€26,526	€28,241	€(11,544)
Tax differential on foreign income (loss)	(3,412)	(2,966)	2,902
Effect of foreign earnings	—	(17,800)	—
Valuation allowance	(20,806)	(5,530)	15,021
Other	3,561	(4,422)	(16,693)

	€5,869	€(2,477)	€(10,314)

Comprised of:
Current	€(134)	€(501)	€(2,170)
Deferred	6,003	(1,976)	(8,144)

	€5,869	€(2,477)	€(10,314)

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of Euros, except per share data)

Note 9.	Income Taxes — (Continued)

Deferred income tax assets and liabilities are composed of the following:

	December 31,
	2009	2008

German tax loss carryforwards	€83,362	€67,930
U.S. tax loss carryforwards	9,409	5,909
Canadian tax loss carryforwards	10,653	4,924
Basis difference between income tax and financial reporting with respect to operating pulp mills	(15,960)	(17,118)
Derivative financial instruments	14,844	13,227
Long-term debt	(2,407)	(1,726)
Payables and accrued expenses	(1,454)	(780)
Reserve for deferred pension liability	3,358	2,079
Capital leases	530	531
Other	620	956

	102,955	75,932
Valuation allowance	(99,529)	(78,723)

Net deferred tax (liability) asset	€3,426	€(2,791)

Comprised of:
Deferred income tax asset	€3,426	€3,036
Deferred income tax liability	—	(5,827)

	€3,426	€(2,791)

The Company is subject to income tax audits on a continuing basis which may result in changes to the amounts in the above table. Due to this and other uncertainties regarding future amounts of taxable income in Germany, Canada and the United States, the Company has provided a valuation allowance for the majority of its deferred tax assets, which primarily consist of tax losses carried forward for income tax purposes.

The Company’s German tax loss carryforward amount includes corporate and trade tax losses totalling approximately €452,400 at December 31, 2009 which have no expiration date. The Company’s U.S. loss carryforwards amount is approximately €70,300 at December 31, 2009, which will expire in the tax years ending 2011 through 2028, if not used. The Company’s Canadian tax loss carryforward amount is approximately €42,600 at December 31, 2009 which will begin to expire in the tax year ending 2026, if not used. Management is generally unable to conclude that these losses are more likely than not to be utilized, under current circumstances, and accordingly has fully reserved any resulting potential tax benefit that is not expected to be realized in the near future.

Note 10.	Shareholders’ Equity

Common shares

The Company has authorized 200,000,000 common shares (2008 — 200,000,000) with a par value of $1 per share. As at December 31, 2009, the Company had 36,443,487 (2008 — 36,422,487) common shares issued and outstanding.

Preferred shares

The Company has authorized 50,000,000 preferred shares (2008 — 50,000,000) with U.S. $1 par value issuable in series, of which 2,000,000 shares have been designated as Series A. The preferred shares may be issued

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of Euros, except per share data)

Note 10.	Shareholders’ Equity — (Continued)

in one or more series and with such designations and preferences for each series as shall be stated in the resolutions providing for the designation and issue of each such series adopted by the Board of Directors of the Company. The Board of Directors is authorized by the Company’s articles of incorporation to determine the voting, dividend, redemption and liquidation preferences pertaining to each such series. As at December 31, 2009, no preferred shares had been issued by the Company.

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

Performance Stock

Grants of performance stock comprise rights to receive stock at a future date that are contingent on the Company and the grantee achieving certain performance objectives. During the year ended December 31, 2009, potential stock based performance awards totaled 565,165 shares (2008 — 570,614), which vest on December 31, 2010. Expense recognized for the year was €397 (2008 — €96).

The fair value of performance stock is determined based upon the number of shares awarded and the quoted price of the Company’s stock. Performance stock generally cliff vest three years from the award date. As at December 31, 2009, no performance stock had vested.

As at December 31, 2009, the total remaining unrecognized compensation cost associated with the performance stock totaled approximately €286 which will be amortized over their remaining vesting period. During the twelve month period ended December 31, 2009, 39,991 performance stock were forfeited due to the departure of an employee. On April 28, 2009, 34,542 performance stock were awarded to two employees.

Restricted Stock

The fair value of restricted stock is determined based upon the number of shares granted and the quoted price of the Company’s stock on the date of grant. Restricted stock generally vests over one year. Expense is recognized on a straight-line basis over the vesting period. Expense recognized for the year ended December 31, 2009 was €58 (2008 — €168; 2007 — €312).

As at December 31, 2009, the total remaining unrecognized compensation cost related to restricted stock amounted to approximately €7 (2008 — €45), which will be amortized over their remaining vesting period.

During the year ended December 31, 2009, there were restricted stock awards of 21,000 shares (2008 — 21,000; 2007 — 21,000) granted to independent directors and officers of the Company and no restricted stock was cancelled during the year (2008 — nil; 2007 — nil).

As at December 31, 2009, the total number of restricted stock outstanding was 253,685 (2008 — 232,685; 2007 — 211,685), of which 21,000 had not vested.

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of Euros, except per share data)

Note 11.	Stock-Based Compensation — (Continued)

Stock Options

Following is a summary of the status of options outstanding at December 31, 2009:

Outstanding Options
		Weighted		Exercisable Options
Exercise		Average	Weighted		Weighted
Price		Remaining	Average		Average
Range	Number	Contractual Life	Exercise Price	Number	Exercise Price
(In U.S. Dollars)		(Years)			(In U.S. Dollars)

$5.65 – $6.375	830,000	0.50	$6.29	830,000	$6.29
7.30	30,000	5.50	7.30	30,000	7.30
7.92	60,000	5.75	7.92	60,000	7.92

During the years ended December 31, 2009 and 2008, no options were granted, exercised, cancelled, or expired. The aggregate intrinsic value of options outstanding and currently exercisable as at December 31, 2009 is $nil per option.

Stock compensation expense recognized for the year ended December 31, 2009 was €nil (2008 - €nil). As at December 31, 2009, all stock options had fully vested.

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of Euros, except per share data)

Note 11.	Stock-Based Compensation — (Continued)

Note 12.	Net Income (Loss) Per Share

	Year Ended December 31,
	2009	2008	2007

Net income (loss) attributable to common shareholders from continuing operations — basic	€(62,189)	€(72,465)	€22,389
Interest on convertible notes, net of tax	—	—	3,930

Net income (loss) attributable to common shareholders from continuing operations — diluted	€(62,189)	€(72,465)	€26,319

Net income (loss) per share attributable to common shareholders from continuing operations:
Basic	€(1.71)	€(2.00)	€0.62

Diluted	€(1.71)	€(2.00)	€0.58

Net income (loss) attributable to common shareholders from continuing operations	€(62,189)	€(72,465)	€22,389
Net loss attributable to common shareholders from discontinued operations	—	—	(210)

Net income (loss) attributable to common shareholders — basic	(62,189)	(72,465)	22,179
Interest on convertible notes, net of tax	—	—	3,930

Net income (loss) attributable to common shareholders — diluted	€(62,189)	€(72,465)	€26,109

Net income (loss) per share attributable to common shareholders:
Basic	€(1.71)	€(2.00)	€0.61

Diluted	€(1.71)	€(2.00)	€0.58

Weighted average number of common shares outstanding:
Basic(1)	36,296,649	36,285,027	36,080,931
Effect of dilutive shares:
Stock options and awards	—	—	362,774
Convertible notes	—	—	8,859,036

Diluted	36,296.649	36,285,027	45,302,741

(1)	The basic weighted average number of shares excludes performance and restricted stock which have been issued, but have not vested as at December 31, 2009.

The calculation of diluted income (loss) per share attributable to common shareholders does not assume the exercise of stock options and awards or the conversion of convertible notes that would have an anti-dilutive effect on earnings per share.

Stock options and awards excluded from the calculation of diluted income (loss) per share attributable to common shareholders because they are anti-dilutive represented 928,334 for the year ended December 31, 2009 (2008 — 928,334; 2007 — nil).

Restricted stock excluded from the calculation of diluted income (loss) per share attributable to common shareholders because they are anti-dilutive represented 21,000 for the year ended December 31, 2009 (2008 — 21,000; 2007 — nil).

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of Euros, except per share data)

Note 12.	Net Income (Loss) Per Share — (Continued)

Shares associated with the convertible notes excluded from the calculation of diluted income (loss) per share attributable to common shareholders because they are anti-dilutive represented 9,141,910 for the year ended December 31, 2009 (2008 — 8,678,065; 2007 — nil).

Performance stock excluded from the calculation of diluted net income (loss) per share attributable to common shareholders because they are anti-dilutive represented 369,924 for the year ended December 31, 2009 (2008 — 372,642; 2007 — nil).

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

The following table presents net sales from continuing operations to external customers by geographic area based on location of the customer.

	2009	2008	2007

Germany	€154,323	€198,340	€198,575
China	146,613	131,412	159,553
Italy	44,616	56,487	50,177
Other European Union countries(1)	107,276	133,621	136,434
Other Asia	38,946	65,192	58,242
North America	68,213	78,718	66,229
Other countries	8,312	17,146	26,639

	568,299	680,916	695,849
Energy revenues	42,501	30,971	22,904
Third party transportation revenues	8,999	8,404	8,542

	€619,799	€720,291	€727,295

(1)	Not including Germany or Italy; includes new entrant countries to the European Union from their time of admission.

The following table presents total long-lived assets from continuing operations by geographic area based on location of the asset.

	2009	2008

Germany	€689,545	€732,766
Canada	178,941	161,850
Other	2,934	4,036

	€871,420	€898,652

In 2009, pulp sales to the Company’s largest customer amounted to approximately 10% (2008 — 9%; 2007 — 7%) of total pulp sales.

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of Euros, except per share data)

Note 13.	Business Segment Information — (Continued)

Note 14.	Financial Instruments

The fair value of financial instruments at December 31 is summarized as follows:

	2009		2008
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

Cash and cash equivalents	€51,291	€51,291	€42,452	€42,452
Cash, restricted	—	—	13,000	13,000
Investments	135	135	419	419
Receivables	71,523	71,523	100,158	100,158
Notes receivable	3,819	3,819	4,171	4,171
Accounts payable and accrued expenses	85,185	85,185	87,517	87,517
Debt	829,174	769,207	854,418	704,901
Interest rate derivative contracts — liability	52,873	52,873	47,112	47,112

Cash and Debt Instruments

Many of the Company’s transactions are denominated in foreign currencies, primarily the U.S. dollar. As a result of these transactions the Company and its subsidiaries has financial risk that the value of the Company’s financial instruments will vary due to fluctuations in foreign exchange rates.

The carrying value of cash and cash equivalents, restricted cash and accounts payable and accrued expenses approximates the fair value due to the immediate or short-term maturity of these financial instruments. The carrying value of receivables approximates the fair value due to their short-term nature and historical collectability. The fair value of notes receivable was estimated using discounted cash flows at prevailing market rates. The fair value of debt reflects recent market transactions and discounted cash flow estimates. See the Fair Value Measurement and Disclosures section for details on how the fair value of the interest rate derivative contracts was determined.

The Company uses interest rate derivatives to fix the rate of interest on indebtedness under the Stendal Loan Facilities and sometimes uses foreign exchange derivatives to convert some costs (including currency swaps relating to long-term indebtedness) from Euros to U.S. dollars. As at December 31, 2009, there were only interest rate derivative instruments in place and there were no foreign exchange derivatives outstanding. The interest rate derivative contracts are with a large European bank that is the largest holder of the Stendal Loan Facility and the Company does not anticipate non-performance.

	2009	2008	2007

Realized net gain on foreign exchange derivatives	€—	€—	€6,820

Unrealized net gain (loss) on interest rate derivatives	€(5,760)	€(25,228)	€19,470
Unrealized net gain (loss) on foreign exchange derivatives	—	—	(5,933)

Unrealized net gain (loss) on derivative financial instruments	€(5,760)	€(25,228)	€13,537

Energy Derivatives

The Company is also subject to price risk for electricity used in its manufacturing operations. During 2008, the Company entered into fixed electricity forward sales contracts in connection with the Stendal and Rosenthal mills electricity generation. The Company realized gains of €nil (2008 — €4,500). The Company entered into the electricity forward sales contracts because it saw an opportunity to sell forward at opportunistic rates. No electricity forward sales were entered into in 2009. Although the Company does not currently have plans to enter into similar transactions, should similar situations present themselves, the Company may enter into similar electricity derivative

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of Euros, except per share data)

Note 14.	Financial Instruments — (Continued)

contracts. As at December 31, 2009, the Company had no outstanding electricity derivative contracts. Gains from energy derivatives are included within “Operating costs” in the Consolidated Statement of Operations.

Interest Rate Derivatives

During 2004, the Company entered into certain variable-to-fixed interest rate swaps in connection with the Stendal mill with respect to an aggregate maximum amount of approximately €487,043 of the principal amount of the indebtedness under the Stendal Loan Facility. Currently, the aggregate notional amount of these contracts is €487,043 at a fixed interest rate of 5.28% and they mature October 2017 (which for the most part matches the maturity of the Stendal Loan Facility). The Company recognized an unrealized loss of €5,760, with respect to these interest rate swaps for the year ended December 31, 2009 (2008 — an unrealized loss of €25,228; 2007 — an unrealized gain of €19,470).

Foreign Exchange Derivatives

The Company did not enter into foreign exchange derivatives in 2009 and 2008. During 2007, the Company had entered into certain currency swaps with an initial aggregate notional amount of €556,600 and recognized a gain of €6,820.

Credit Risk

Concentrations of credit risk on the sale of pulp products are with customers and agents based in Germany, China, Italy and the United States.

Fair Value Measurement and Disclosures

The Company adopted the guidance outlined in ASC 820, originally released as FAS 157, Fair Value Measurement, effective January 1, 2008. The adoption of this guidance resulted in no impact on the Company’s Consolidated Balance Sheet or the Consolidated Statement of Operations.

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

The following table presents a summary of the Company’s outstanding financial instruments and their estimated fair values under the hierarchy defined in ASC 820:

Fair value measurements at December 31, 2009 using:
	Quoted prices	Significant
	in active	other	Significant
	markets for	observable	unobservable
	identical assets	inputs	inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total

Assets
Investments(a)	€135	€—	€—	€135

Liabilities
Derivatives(b)
— Interest rate swaps	€—	€52,873	€—	€52,873

(a)	Based on observable market data.
(b)	Based on observable inputs for the liability (interest rates and yield curves observable at specific intervals).

Note 15.	Lease Commitments

Minimum lease payments, primarily for various vehicles, and plant and equipment under capital and non-cancellable operating leases and the present value of net minimum payments at December 31, 2009 were as follows:

	Capital	Operating
	Leases	Leases

2010	€2,839	€3,034
2011	3,195	2,400
2012	1,579	1,896
2013	224	871
2014	221	869
Thereafter	1,529	4,987

Total	€9,587	€14,057

Less imputed interest	1,284

Total present value of minimum capitalized payments	8,303
Less current portion of capital lease obligations	2,709

Long-term capital lease obligations	€5,594

Rent expense under operating leases was €1,218 for 2009 (2008 — €1,011; 2007 — €749). The current portion of the capital lease obligations is included in accounts payable and accrued expenses and the long-term portion is included in capital leases and other in the Consolidated Balance Sheets.

Note 16.	Commitments and Contingencies

At December 31, 2009, the Company recorded a liability for environmental conservation expenditures of approximately €1,852. Management believes the liability amount recorded is sufficient.

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

During the year, as part of the new Green Energy project for the Celgar mill, the Company entered into a number of contracts for the purchase of a new 48 megawatt condensing turbine-generator set, as well as other related equipment and service commitments. As at December 31, 2009, the value of the project remaining to be completed and funded is approximately €19,200 (C$28.8 million), a majority of which is due to be paid within the next year and is being funded by the Canadian Federal Government’s Pulp and Paper Green Transformation Program (the “Program”). Pursuant to a contribution agreement finalized in November 2009, the Program will provide approximately C$40.0 million to complete the Green Energy Project. The Company is also eligible for an additional C$17.7 million under the Program for future qualifying projects.

The Company had also entered into certain other capital commitments at the Rosenthal mill, none of which is individually material.

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

The Company entered into certain minimum or fixed purchase commitments primarily related to the purchase of raw materials, none of which are individually material, that extend beyond 2010. Commitments under these contracts are approximately €1,000 in 2010.

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of Euros, except per share data)

Note 16.	Commitments and Contingencies — (Continued)

Note 17.	Noncontrolling Interest

The Company adopted the guidance outlined in ASC 810-10-65, originally released as FAS 160, on January 1, 2009. The adoption of this guidance resulted in retrospective presentation and disclosure changes to the December 31, 2008 Consolidated Balance Sheet. These changes are denoted in the table below:

Excerpt from Consolidated Balance Sheet

			Revised
			balance as at
	Balance as at	Application of new	December 31,
	December 31,	accounting standard	2008
Description	2008	(a)	(b)

Long-term liabilities
Debt, less current portion	€803,796	€34,122	€837,918

Total liabilities	985,375	34,122	1,019,497
Equity
Shareholders’ equity
Share capital	202,844	—	202,844
Paid-in capital	299	—	299
Retained earnings (deficit)	(35,046)	—	(35,046)
Accumulated other comprehensive income	(1,872)	—	(1,872)

Total shareholders’ equity	166,225	—	166,225
Noncontrolling interest	—	(34,122)	(34,122)

Total equity	166,225	(34,122)	132,103

Total liabilities and equity	€1,151,600	€—	€1,151,600

(a)	As at December 31, 2008, the cumulative net losses of the Company’s 70.58% subsidiary (the “Stendal mill”) which were attributable to the noncontrolling shareholder amounted to €34,122, and were applied to the loans payable to the noncontrolling shareholder. The net obligation reported at December 31, 2008 was nil. In accordance with ASC 810-10-65, the noncontrolling shareholder’s equity interest is required to be reclassified to equity in the Consolidated Balance Sheet. As a result, the Company retrospectively applied this presentation and disclosure requirement.
(b)	Revised balance as at December 31, 2008 represents the Company’s Consolidated Balance Sheet reclassified in accordance with ASC 810-10-65.

Commencing January 1, 2009, the Company followed the guidance in ASC 810-10-65, and applied any accounting changes on a prospective basis. Pursuant to the new guidance, the noncontrolling shareholder will be attributed its share of losses even if that attribution results in a net deficit balance.

Previously, Stendal mill losses in excess of the noncontrolling shareholder’s equity interest were attributable to the Company. The resulting impact of this change in accounting is the recognition of an approximately €10,835 loss by the noncontrolling shareholder for the year ended December 31, 2009. The Company’s net loss attributable to common shareholders for the year ended December 31, 2009 would have increased by €10,835, to a net loss of €73,024 had the Company not adopted the new guidance, resulting in an increase in the net loss per share attributable to the common shareholders of €0.30 per share.

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

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of Euros, except per share data)

Note 17.	Noncontrolling Interest — (Continued)

interest in the Stendal mill. As a result, the noncontrolling deficit and the Company’s Additional Paid-in Capital were reduced by €6,809.

Note 18.	Subsequent Events

On January 22, 2010, the Company announced the expiration and results of its exchange offer for up to a maximum of approximately $23.6 million aggregate principal amount of its outstanding 8.5% Subordinated Convertible Notes due October 2010. On January 21, 2010, an aggregate of approximately $21.7 million principal amount of the notes were validly tendered and accepted for exchange. This will result in the issuance of approximately $22.0 million principal amount of the Company’s 8.5% Subordinated Convertible Notes due January 2012. An aggregate of approximately $2.3 million of the Subordinated Convertible Notes due October 2010 remain outstanding.

Note 19.	Restricted Group Supplemental Disclosure

The terms of the indenture governing our 9.25% senior unsecured notes requires that we provide the results of operations and financial condition of Mercer International Inc. and our restricted subsidiaries under the indenture, collectively referred to as the “Restricted Group”. As at and during the years ended December 31, 2009 and 2008, the Restricted Group was comprised of Mercer International Inc., certain holding subsidiaries and our Rosenthal and Celgar mills. The Restricted Group excludes the Stendal mill and, up to December 31, 2006, the discontinued paper business.

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of Euros, except per share data)

Note 19.	Restricted Group Supplemental Disclosure — (Continued)

Combined Condensed Balance Sheet

	December 31, 2009
	Restricted	Unrestricted		Consolidated
	Group	Subsidiaries	Eliminations	Group

ASSETS
Current
Cash and cash equivalents	€20,635	€30,656	€—	€51,291
Receivables	34,588	36,935	—	71,523
Inventories	52,897	19,732	—	72,629
Prepaid expenses and other	4,323	2,039	—	6,362

Total current assets	112,443	89,362	—	201,805
Property, plant and equipment	362,311	506,247	—	868,558
Deferred note issuance and other	2,517	4,798	—	7,315
Deferred income tax	3,426	—	—	3,426
Due from unrestricted group	72,553	—	(72,553)	—
Note receivable	2,727	—	—	2,727

Total assets	€555,977	€600,407	€(72,553)	€1,083,831

LIABILITIES
Current Liabilities
Accounts payable and accrued expenses	€51,875	€33,310	€—	€85,185
Pension and other post-retirement benefit obligations	567	—	—	567
Debt	2,115	13,917	—	16,032

Total current liabilities	54,557	47,227	—	101,784
Debt	276,604	536,538	—	813,142
Due to restricted group	—	72,553	(72,553)	—
Unrealized interest rate derivative losses	—	52,873	—	52,873
Pension and other post-retirement benefit obligations	17,902	—	—	17,902
Capital leases and other	6,667	5,490	—	12,157
Deferred income tax	—	—	—	—

Total liabilities	355,730	714,681	(72,553)	997,858

EQUITY
Total shareholders’ equity (deficit)	200,247	(77,025)	—	123,222
Noncontrolling interest (deficit)	—	(37,249)	—	(37,249)

Total liabilities and equity	€555,977	€600,407	€(72,553)	€1,083,831

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of Euros, except per share data)

Note 19.	Restricted Group Supplemental Disclosure — (Continued)

Combined Condensed Balance Sheet

	December 31, 2008
	Restricted	Unrestricted		Consolidated
	Group	Subsidiaries	Eliminations	Group

ASSETS
Current
Cash and cash equivalents	€26,176	€16,276	€—	€42,452
Cash, restricted	—	13,000	—	13,000
Receivables	57,258	42,900	—	100,158
Inventories	59,801	38,656	—	98,457
Prepaid expenses and other	3,215	1,619	—	4,834

Total current assets	146,450	112,451	—	258,901
Property, plant and equipment	351,009	530,695	—	881,704
Deferred note issuance and other	4,425	5	—	4,430
Deferred income tax	3,036	—	—	3,036
Due from unrestricted group	55,925	—	(55,925)	—
Note receivable	3,529	—	—	3,529

Total assets	€564,374	€643,151	€(55,925)	€1,151,600

LIABILITIES
Current Liabilities
Accounts payable and accrued expenses	€44,450	€43,067	€—	€87,517
Pension and other post-retirement benefit obligations	510	—	—	510
Debt	—	16,500	—	16,500

Total current liabilities	44,960	59,567	—	104,527
Debt	289,222	548,696	—	837,918
Due to restricted group	—	55,925	(55,925)	—
Unrealized interest rate derivative losses	—	47,112	—	47,112
Pension and other post-retirement benefit obligations	12,846	—	—	12,846
Capital leases and other	7,167	4,100	—	11,267
Deferred income tax	—	5,827	—	5,827

Total liabilities	354,195	721,227	(55,925)	1,019,497

EQUITY
Total shareholders’ equity (deficit)	210,179	(43,954)	—	166,225
Noncontrolling interest (deficit)	—	(34,122)	—	(34,122)

Total liabilities and equity	€564,374	€643,151	€(55,925)	€1,151,600

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of Euros, except per share data)

Note 19.	Restricted Group Supplemental Disclosure — (Continued)

Combined Condensed Statement of Operations

	Year Ended December 31, 2009
	Restricted	Unrestricted		Consolidated
	Group	Subsidiaries	Eliminations	Group

Revenues
Pulp	€318,448	€258,850	€—	€577,298
Energy	15,183	27,318	—	42,501

	333,631	286,168	—	619,799

Operating costs	310,537	241,244	—	551,781
Operating depreciation and amortization	27,453	26,466	—	53,919
Selling, general and administrative expenses and other	16,541	10,357	—	26,898

	354,531	278,067	—	632,598

Operating income (loss)	(20,900)	8,101	—	(12,799)

Other income (expense)
Interest expense	(27,351)	(41,932)	4,513	(64,770)
Investment income (loss)	5,002	(2,293)	(4,513)	(1,804)
Foreign exchange gain (loss) on debt	2,692	—	—	2,692
Gain on extinguishment of convertible note	4,447	—	—	4,447
Gain (loss) on derivative instruments	—	(5,760)	—	(5,760)

Total other income (expense)	(15,210)	(49,985)	—	(65,195)

Income (loss) before income taxes	(36,110)	(41,884)	—	(77,994)
Income tax benefit (provision)	183	5,686	—	5,869

Net income (loss)	(35,927)	(36,198)	—	(72,125)
Less: net (income) loss attributable to noncontrolling interest	—	9,936	—	9,936

Net income (loss) attributable to common shareholders	€(35,927)	€(26,262)	€—	€(62,189)

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of Euros, except per share data)

Note 19.	Restricted Group Supplemental Disclosure — (Continued)

Combined Condensed Statement of Operations

	Year Ended December 31, 2008
	Restricted	Unrestricted		Consolidated
	Group	Subsidiaries	Eliminations	Group

Revenues
Pulp	€400,969	€288,351	€—	€689,320
Energy	12,119	18,852	—	30,971

	413,088	307,203	—	720,291

Operating costs	369,923	257,010	—	626,933
Operating depreciation and amortization	28,589	26,895	—	55,484
Selling, general and administrative expenses and other	16,973	7,572	—	24,545

	415,485	291,477	—	706,962

Operating income (loss)	(2,397)	15,726	—	13,329

Other income (expense)
Interest expense	(27,027)	(43,117)	4,388	(65,756)
Investment income (loss)	6,834	(3,620)	(4,388)	(1,174)
Foreign exchange gain (loss) on debt	(4,114)	(120)	—	(4,234)
Gain (loss) on derivative instruments	—	(25,228)	—	(25,228)

Total other income (expense)	(24,307)	(72,085)	—	(96,392)

Income (loss) before income taxes	(26,704)	(56,359)	—	(83,063)
Income tax benefit (provision)	(3,728)	1,251	—	(2,477)

Net income (loss)	(30,432)	(55,108)	—	(85,540)
Less: net (income) loss attributable to noncontrolling interest	—	13,075	—	13,075

Net income (loss) attributable to common shareholders	€(30,432)	€(42,033)	€—	€(72,465)

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of Euros, except per share data)

Note 19.	Restricted Group Supplemental Disclosure — (Continued)

Combined Condensed Statement of Operations

	Year Ended December 31, 2007
	Restricted	Unrestricted		Consolidated
	Group	Subsidiaries	Eliminations	Group

Revenues
Pulp	€401,251	€303,140	€—	€704,391
Energy	9,118	13,786	—	22,904

	410,369	316,926	—	727,295

Operating costs	328,954	246,284	—	575,238
Operating depreciation and amortization	28,661	27,739	—	56,400
Selling, general and administrative expenses and other	17,650	13,064	—	30,714
Purchase (sale) of emission allowances	(1,566)	(3,077)	—	(4,643)

Operating income (loss)	36,670	32,916	—	69,586

Other income (expense)
Interest expense	(28,472)	(46,653)	3,725	(71,400)
Investment income (loss)	5,303	2,875	(3,725)	4,453
Foreign exchange gain (loss) on debt	10,629	329	—	10,958
Gain (loss) on derivative instruments	—	20,357	—	20,357

Total other income (expense)	(12,540)	(23,092)	—	(35,632)

Income (loss) from continuing operations before income taxes	24,130	9,824	—	33,954
Income tax benefit (provision)	(6,428)	(3,886)	—	(10,314)

Income (loss) from continuing operations after income taxes	17,702	5,938	—	23,640
Discontinued operations after income taxes	(210)	—	—	(210)

Net income (loss)	17,492	5,938	—	23,430
Less: net loss (income) attributable to noncontrolling interest	—	(1,251)	—	(1,251)

Net income (loss) attributable to common shareholders	€17,492	€4,687	€—	€22,179

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of Euros, except per share data)

Note 19.	Restricted Group Supplemental Disclosure — (Continued)

Combined Condensed Statement of Cash Flows

	Year Ended December 31, 2009
	Restricted	Unrestricted	Consolidated
	Group	Group	Group

Cash flows from (used in) operating activities
Net income (loss) attributable to common shareholders	€(35,927)	€(26,262)	€(62,189)
Adjustments to reconcile net income (loss) attributable to common shareholders to cash flows from operating activities
Loss (gain) on derivative instruments	—	5,760	5,760
Foreign exchange (gain) loss on debt	(2,692)	—	(2,692)
Gain on extinguishment of convertible notes	(4,447)	—	(4,447)
Depreciation and amortization	27,704	26,466	54,170
Accretion (income) expense	181	—	181
Noncontrolling interest	—	(9,936)	(9,936)
Deferred income taxes	(176)	(5,827)	(6,003)
Stock compensation expense	455	—	455
Pension and other post-retirement expense, net of funding	282	—	282
Other	934	1,551	2,485
Changes in current assets and liabilities
Receivables	26,140	5,965	32,105
Inventories	13,234	18,924	32,158
Accounts payable and accrued expenses	5,839	(8,789)	(2,950)
Other(1)	(18,265)	16,205	(2,060)

Net cash from (used in) operating activities	13,262	24,057	37,319
Cash flows from (used in) investing activities
Purchase of property, plant and equipment	(26,839)	(1,989)	(28,828)
Proceeds on sale of property, plant and equipment	158	278	436
Cash, restricted	—	13,000	13,000
Note receivable	152	—	152

Net cash from (used in) investing activities	(26,529)	11,289	(15,240)
Cash flows from (used in) financing activities
Repayment of notes payable and debt	(4,272)	(16,499)	(20,771)
Repayment of capital lease obligations	(680)	(2,498)	(3,178)
Proceeds from borrowings of notes payable and debt	3,511	—	3,511
Proceeds from government investment grants	9,058	—	9,058
Payment of deferred note issuance costs	—	(1,969)	(1,969)

Net cash from (used in) financing activities	7,617	(20,966)	(13,349)
Effect of exchange rate changes on cash and cash equivalents	109	—	109

Net increase (decrease) in cash and cash equivalents	(5,541)	14,380	8,839
Cash and cash equivalents, beginning of period	26,176	16,276	42,452

Cash and cash equivalents, end of period	€20,635	€30,656	€51,291

(1)	Includes intercompany working capital related transactions.

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of Euros, except per share data)

Note 19.	Restricted Group Supplemental Disclosure — (Continued)

Combined Condensed Statement of Cash Flows

	Year Ended December 31, 2008
	Restricted	Unrestricted	Consolidated
	Group	Group	Group

Cash flows from (used in) operating activities
Net income (loss) attributable to common shareholders	€(30,432)	€(42,033)	€(72,465)
Adjustments to reconcile net income (loss) attributable to common shareholders to cash flows from operating activities
Loss (gain) on derivative instruments	—	25,228	25,228
Foreign exchange (gain) loss on debt	4,114	120	4,234
Gain on extinguishment of convertible notes	—	—	—
Depreciation and amortization	28,868	26,894	55,762
Accretion (income) expense	—	—	—
Noncontrolling interest	—	(13,075)	(13,075)
Deferred income taxes	3,464	(1,488)	1,976
Stock compensation expense	264	—	264
Pension and other post-retirement expense, net of funding	(758)	—	(758)
Inventory provisions	8,637	2,635	11,272
Other	2,046	979	3,025
Changes in current assets and liabilities
Receivables	(24,427)	9,616	(14,811)
Inventories	(12,207)	(1,124)	(13,331)
Accounts payable and accrued expenses	861	(1,952)	(1,091)
Other(1)	(2,321)	4,225	1,904

Net cash from (used in) operating activities	(21,891)	10,025	(11,866)
Cash flows from (used in) investing activities
Purchase of property, plant and equipment	(20,776)	(4,928)	(25,704)
Proceeds on sale of property, plant and equipment	189	1,811	2,000
Cash, restricted	—	20,000	20,000
Note receivable	5,708	—	5,708

Net cash from (used in) investing activities	(14,879)	16,883	2,004
Cash flows from (used in) financing activities
Repayment of notes payable and debt	—	(34,023)	(34,023)
Repayment of capital lease obligations	(1,226)	(2,086)	(3,312)
Proceeds from borrowings of notes payable and debt	5,837	—	5,837
Proceeds from government investment grants	266	—	266
Payment of deferred note issuance costs	—	—	—

Net cash from (used in) financing activities	4,877	(36,109)	(31,232)
Effect of exchange rate changes on cash and cash equivalents	(1,302)	—	(1,302)

Net increase (decrease) in cash and cash equivalents	(33,195)	(9,201)	(42,396)
Cash and cash equivalents, beginning of period	59,371	25,477	84,848

Cash and cash equivalents, end of period	€26,176	€16,276	€42,452

(1)	Includes intercompany working capital related transactions.

Note 19.	Restricted Group Supplemental Disclosure — (Continued)

SUPPLEMENTARY FINANCIAL INFORMATION (UNAUDITED)
Quarterly Financial Data
(Thousands, except per share amounts)

	Quarter Ended
	March 31	June 30	September 30	December 31

2009
Revenues	€139,572	€158,884	€156,231	€165,112
Gross profit	(12,413)	(9,736)	(493)	9,843
Net income (loss) attributable to common shareholders	(39,350)	(11,476)	(14,112)	2,749
Net income (loss) per share attributable to common shareholders*	(1.08)	(0.32)	(0.39)	0.07
2008
Revenues	€186,816	€176,651	€184,828	€171,996
Gross profit	18,643	6,216	9,854	(21,384)
Net income (loss) attributable to common shareholders	2,869	871	(17,173)	(59,032)
Net income (loss) per share attributable to common shareholders*	0.08	0.02	(0.47)	(1.63)

*	On a diluted basis

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mercer International Inc.

Dated: February 26, 2010	By: /s/ Jimmy S.H. Lee Jimmy S.H. Lee Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Jimmy S.H. Lee Jimmy S.H. Lee Chairman, Chief Executive Officer and Director	Date: February 26, 2010

/s/ David M. Gandossi David M. Gandossi Secretary, Executive Vice President, Chief Financial Officer and Principal Accounting Officer	Date: February 26, 2010

/s/ Kenneth A. Shields Kenneth A. Shields Director	Date: February 26, 2010

/s/ Eric Lauritzen Eric Lauritzen Director	Date: February 26, 2010

/s/ William D. McCartney William D. McCartney Director	Date: February 26, 2010

/s/ Graeme A. Witts Graeme A. Witts Director	Date: February 26, 2010

/s/ Guy W. Adams Guy W. Adams Director	Date: February 26, 2010

/s/ George Malpass George Malpass Director	Date: February 26, 2010

EXHIBIT INDEX

Exhibit
No.		Description of Exhibit

2.1		Agreement and Plan of Merger among Mercer International Inc., Mercer International Regco Inc. and Mercer Delaware Inc. dated December 14, 2005. Incorporated by reference to the Proxy Statement/Prospectus filed on December 15, 2005.
3.1		Articles of Incorporation of the Company, as amended. Incorporated by reference from Form 8-A dated March 1, 2006.
3.2		Bylaws of the Company. Incorporated by reference from Form 8-A dated March 1, 2006.
4.1		Indenture dated as of October 10, 2003 between Mercer International Inc. and Wells Fargo Bank Minnesota, N.A. Incorporated by reference from Form 8-K dated October 15, 2003.
4.2		Indenture dated as of December 10, 2004 between Mercer International Inc. and Wells Fargo Bank, N.A. Incorporated by reference from Form S-3 filed December 10, 2004.
4.3		First Supplemental Indenture dated February 14, 2005 to Indenture dated December 10, 2004 between Mercer International Inc. and Wells Fargo Bank, N.A. Incorporated by reference from Form 8-K dated February 17, 2005.
4.4		Indenture dated as of December 10, 2009 between Mercer International Inc. and Wells Fargo Bank, National Association. Incorporated by reference from Form 8-K dated December 11, 2009.
10	.1*	Project Financing Facility Agreement dated August 26, 2002 between Zellstoff Stendal GmbH and Bayerische Hypo-und Vereinsbank AG, as amended by Amendment, Restatement and Undertaking Agreement dated January 31, 2009.
10.2		Shareholders’ Undertaking Agreement dated August 26, 2002 among Mercer International Inc., Stendal Pulp Holdings GmbH, RWE Industrie-Lösungen GmbH, AIG Altmark Industrie AG and FAHR Beteiligungen AG and Zellstoff Stendal GmbH and Bayerische Hypo-und Vereinsbank AG. Incorporated by reference from Form 8-K dated September 10, 2002.
10	.3*	Shareholders’ Agreement dated August 26, 2002 among Zellstoff Stendal GmbH, Stendal Pulp Holdings GmbH, RWE Industrie-Lösungen GmbH and FAHR Beteiligungen AG.
10	.4*	Contract for the Engineering, Design, Procurement, Construction, Erection and Start-Up of a Kraft Pulp Mill between Zellstoff Stendal GmbH and RWE Industrie-Lösungen GmbH dated August 26, 2002. Certain non-public information has been omitted from the appendices to Exhibit 10.4 pursuant to a request for confidential treatment filed with the SEC. Such non-public information was filed with the SEC on a confidential basis. The SEC approved the request for confidential treatment in January 2004.
10	.5*	Form of Trustee’s Indemnity Agreement between Mercer International Inc. and its Trustees.
10.6		Employment Agreement dated for reference August 7, 2003 between Mercer International Inc. and David Gandossi. Incorporated by reference from Form 8-K dated August 11, 2003.
10.7		Employment Agreement effective as of April 28, 2004 between Mercer International Inc. and Jimmy S.H. Lee. Incorporated by reference from Form 8-K dated April 28, 2004.
10.8		2004 Stock Incentive Plan. Incorporated by reference from Form S-8 dated June 15, 2004.
10.9		Employment Agreement dated October 2, 2006 between Stendal Pulp Holding GmbH and Wolfram Ridder. Incorporated by reference from Form 8-K dated October 2, 2006.
10.10		Employment Agreement effective October 16, 2006 between Mercer International Inc. and David Ure dated September 22, 2006. Incorporated by reference from Form 8-K dated October 13, 2006.
10	.11*	Employment Agreement effective September 25, 2006 between Mercer International Inc. and Claes-Inge Isacson dated December 5, 2008.
10.12		Employment Agreement effective September 1, 2005 between Mercer International Inc. and Leonhard Nossol dated August 18, 2005. Incorporated by reference from Form 10-Q dated May 6, 2008.

Exhibit
No.		Description of Exhibit

10	.13*	Electricity Purchase Agreement effective January 27, 2009 between Zellstoff Celgar Limited Partnership and British Columbia Hydro and Power Authority. Certain non-public information has been omitted from the appendices to Exhibit 10.13 pursuant to a request for confidential treatment filed with the SEC. Such non-public information was filed with the SEC on a confidential basis. The SEC approved the request for confidential treatment in March 2009.
10.14		Revolving Credit Facility Agreement dated August 19, 2009 among D&Z Holding GmbH, Zellstoff-und Papierfabrik Rosenthal GmbH, D&Z Beteiligungs GmbH and ZPR Logistik GmbH and Bayerische Hypo-und Vereinsbank AG. Incorporated by reference from Form 8-K dated August 24, 2009.
10.15		Loan Agreement dated August 19, 2009 among Zellstoff-und Papierfabrik Rosenthal GmbH, as borrower, and Bayerische Hypo-und Vereinsbank Aktiengesellschaft, as lender. Incorporated by reference from Form 8-K dated August 24, 2009.
10.16		Amended and Restated Credit Agreement dated as of November 27, 2009 among Zellstoff Celgar Limited Partnership, as borrower, and the lenders from time to time parties thereto, as lenders, and CIT Business Credit Canada Inc., as agent. Incorporated by reference from Form 8-K dated November 30, 2009.
14		Code of Business Conduct and Ethics. Incorporated by reference from the definitive proxy statement on Schedule 14A dated August 11, 2003.
99.1		Audit Committee Charter. Incorporated by reference from the definitive proxy statement on Schedule 14A dated April 28, 2005.
99.2		Governance and Nominating Committee Charter. Incorporated by reference from the definitive proxy statement on Schedule 14A dated April 28, 2004.
99.3		Exchange Agreement dated November 25, 2009 between Mercer International Inc. and IAT Reinsurance Co. Ltd. Incorporated by reference from Form 8-K filed November 27, 2009.
99.4		Exchange Agreement dated November 25, 2009 between Mercer International Inc. and Alden Global Distressed Opportunities Fund L.P. Incorporated by reference from Form 8-K filed November 27, 2009.
99.5		Exchange Agreement dated November 25, 2009 between Mercer International Inc. and Greenlight Capital Qualified LP, Greenlight Capital LP and Greenlight Capital Offshore Partners. Incorporated by reference from Form 8-K filed November 27, 2009.
21		List of Subsidiaries of Registrant.
23.1		Consent of Independent Registered Chartered Accountants — PricewaterhouseCoopers LLP.
31.1		Section 302 Certificate of Chief Executive Officer.
31.2		Section 302 Certificate of Chief Financial Officer.
32	.1**	Section 906 Certificate of Chief Executive Officer.
32	.2**	Section 906 Certificate of Chief Financial Officer.

*	Filed in Form 10-K for prior years.

**	In accordance with Release 33-8212 of the SEC, these Certifications: (i) are “furnished” to the SEC and are not “filed” for the purposes of liability under the Exchange Act; and (ii) are not to be subject to automatic incorporation by reference into any of the Company’s registration statements filed under the Securities Act for the purposes of liability thereunder or any offering memorandum, unless the Company specifically incorporates them by reference therein.