Form 10-Q
period 2010-03-31
MERCER INTERNATIONAL INC.
filed 2010-05-04
CIK 1333274

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
The Registrant had 36,483,204 shares of common stock outstanding as at May 3, 2010.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
INTERIM CONSOLIDATED BALANCE SHEETS
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4. CONTROLS AND PROCEDURES
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
ITEM 1A. RISK FACTORS
ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
ITEM 5. OTHER INFORMATION
ITEM 6. EXHIBITS
SIGNATURES
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
MERCER INTERNATIONAL INC.
INTERIM CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010
(Unaudited)
FORM 10-Q
QUARTERLY REPORT — PAGE 2

MERCER INTERNATIONAL INC.
INTERIM CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands of Euros)

	March 31,	December 31,
	2010	2009
ASSETS
Current assets
Cash and cash equivalents (Note 11)	€48,692	€51,291
Receivables	90,391	71,143
Inventories (Note 4)	81,730	72,629
Prepaid expenses and other	7,568	5,871

Total current assets	228,381	200,934

Long-term assets
Property, plant and equipment	875,897	868,558
Deferred note issuance and other	7,813	8,186
Deferred income tax	3,698	3,426
Note receivable	2,698	2,727

	890,106	882,897

Total assets	€1,118,487	€1,083,831

LIABILITIES
Current liabilities
Accounts payable and accrued expenses	€105,380	€85,185
Pension and other post-retirement benefit obligations (Note 7)	619	567
Debt (Note 5)	23,020	16,032

Total current liabilities	129,019	101,784

Long-term liabilities
Debt (Note 5)	810,366	813,142
Unrealized interest rate derivative losses (Notes 6 and 9)	59,418	52,873
Pension and other post-retirement benefit obligations (Note 7)	19,740	17,902
Capital leases and other	11,087	12,157

	900,611	896,074

Total liabilities	1,029,630	997,858

EQUITY
Shareholders’ equity
Share capital (Note 8)	202,939	202,844
Paid-in capital	(5,625)	(6,082)
Retained earnings (deficit)	(104,781)	(97,235)
Accumulated other comprehensive income (loss)	30,967	23,695

Total shareholders’ equity	123,500	123,222

Noncontrolling interest (deficit) (Note 10)	€(34,643)	€(37,249)

Total equity	88,857	85,973

Total liabilities and equity	€1,118,487	€1,083,831

Commitments and contingencies (Note 11)
The accompanying notes are an integral part of these interim consolidated financial statements.
FORM 10-Q
QUARTERLY REPORT — PAGE 3

MERCER INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands of Euros, except per share data)

	Three Months Ended
	March 31,
	2010	2009

Revenues
Pulp	€171,121	€129,033
Energy	9,131	10,539

	180,252	139,572

Costs and expenses
Operating costs	140,409	131,997
Operating depreciation and amortization	13,724	13,401

	26,119	(5,826)
Selling, general and administrative expenses	8,095	7,145
Sale of emission allowances	—	(558)

Operating income (loss)	18,024	(12,413)

Other income (expense)
Interest expense	(16,423)	(16,549)
Investment income (loss)	94	(3,202)
Foreign exchange gain (loss) on debt	(5,231)	(4,416)
Gain (loss) on extinguishment of convertible notes (Note 5)	(929)	—
Gain (loss) on derivative instruments (Note 6)	(6,546)	(15,013)

Total other income (expense)	(29,035)	(39,180)

Income (loss) before income taxes	(11,011)	(51,593)
Income tax benefit (provision) — current	(204)	(49)
— deferred	—	3,031

Net income (loss)	(11,215)	(48,611)
Less: net loss (income) attributable to noncontrolling interest	3,669	9,261

Net income (loss) attributable to common shareholders	(7,546)	(39,350)

Retained earnings (deficit), beginning of period	(97,235)	(35,046)

Retained earnings (deficit), end of period	€(104,781)	€(74,396)

Net income (loss) per share attributable to common shareholders (Note 3):
Basic	€(0.21)	€(1.08)

Diluted	€(0.21)	€(1.08)

The accompanying notes are an integral part of these interim consolidated financial statements.
FORM 10-Q
QUARTERLY REPORT — PAGE 4

MERCER INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands of Euros)

	Three Months Ended
	March 31,
	2010	2009

Net income (loss)	€(11,215)	€(48,611)

Other comprehensive income (loss)
Foreign currency translation adjustment	7,632	(5,369)
Pension income (expense)	(366)	(17)
Unrealized gains (losses) on securities arising during the period	6	314

Other comprehensive income (loss)	7,272	(5,072)

Total comprehensive income (loss)	(3,943)	(53,683)

Comprehensive loss (income) attributable to noncontrolling interest	3,669	9,261

Comprehensive income (loss) attributable to common shareholders	€(274)	€(44,422)

The accompanying notes are an integral part of these interim consolidated financial statements.
FORM 10-Q
QUARTERLY REPORT — PAGE 5

MERCER INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands of Euros)

	Three Months Ended
	March 31,
	2010	2009
Cash flows from (used in) operating activities
Net income (loss) attributable to common shareholders	€(7,546)	€(39,350)
Adjustments to reconcile net income (loss) attributable to common shareholders to cash flows from operating activities
Loss (gain) on derivative instruments	6,546	15,013
Foreign exchange (gain) loss on debt	5,231	4,416
Loss (gain) on extinguishment of convertible notes	929	—
Depreciation and amortization	13,821	13,467
Accretion (income) expense	431	—
Noncontrolling interest	(3,669)	(9,261)
Deferred income taxes	—	(3,031)
Stock compensation expense	506	(33)
Pension and other post-retirement expense, net of funding	194	(16)
Inventory provisions	—	4,587
Other	1,003	(2,900)
Changes in current assets and liabilities
Receivables	(17,144)	19,981
Inventories	(5,259)	6,119
Accounts payable and accrued expenses	7,955	(7,221)
Other	(1,281)	1,000

Net cash from (used in) operating activities	1,717	2,771

Cash flows from (used in) investing activities
Purchase of property, plant and equipment	(5,850)	(7,706)
Proceeds on sale of property, plant and equipment	387	129
Cash, restricted	—	9,469
Notes receivable	(84)	121

Net cash from (used in) investing activities	(5,547)	2,013

Cash flows from (used in) financing activities
Repayment of notes payable and debt	(8,250)	(13,800)
Repayment of capital lease obligations	(1,004)	(682)
Proceeds from borrowings of notes payable and debt	—	10,000
Proceeds from government grants	9,415	—
Payment of deferred note issuance costs	—	(1,969)

Net cash from (used in) financing activities	161	(6,451)

Effect of exchange rate changes on cash and cash equivalents	1,070	451

Net increase (decrease) in cash and cash equivalents	(2,599)	(1,216)
Cash and cash equivalents, beginning of period	51,291	42,452

Cash and cash equivalents, end of period	€48,692	€41,236

The accompanying notes are an integral part of these interim consolidated financial statements.
FORM 10-Q
QUARTERLY REPORT — PAGE 6

MERCER INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited)
(In thousands of Euros)

	Three Months Ended
	March 31,
	2010	2009

Supplemental disclosure of cash flow information
Cash paid (received) during the period for
Interest	€14,429	€28,258
Income taxes	102	29
Supplemental schedule of non-cash investing and financing activities
Acquisition of production and other equipment under capital lease obligations	€212	€36
Increase (decrease) in accounts payable relating to investing activities	(983)	461
The accompanying notes are an integral part of these interim consolidated financial statements.
FORM 10-Q
QUARTERLY REPORT — PAGE 7

MERCER INTERNATIONAL INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands of Euros, except per share data)
Note 1. The Company and Summary of Significant Accounting Policies
Basis of Presentation
The interim consolidated financial statements contained herein include the accounts of Mercer International Inc. (“Mercer Inc.”) and its wholly-owned and majority-owned subsidiaries collectively (the “Company”). The Company’s shares of common stock are quoted and listed for trading on both the NASDAQ Global Market and the Toronto Stock Exchange.
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
The Company has three pulp mills that are aggregated into one reportable business segment, market pulp. Accordingly, the results presented are those of the reportable business segment.
Certain prior year amounts in the interim consolidated financial statements have been reclassified to conform to the current year presentation.
In these interim consolidated financial statements, unless otherwise indicated, all amounts are expressed in Euros (“€”). The term “U.S. dollars” and the symbol “$” refer to United States dollars. The symbol “C$” refers to Canadian dollars.
Use of Estimates
Preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant management judgment is required in determining the accounting for, among other things, doubtful accounts and reserves, depreciation and amortization, future cash flows associated with impairment testing for long-lived assets, derivative financial instruments, environmental conservation and legal liabilities, asset retirement obligations, pensions and post-retirement benefit obligations, income taxes, contingencies, and inventory obsolescence and provisions. Actual results could differ from these estimates, and changes in these estimates are recorded when known.
FORM 10-Q
QUARTERLY REPORT — PAGE 8

MERCER INTERNATIONAL INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands of Euros, except per share data)
Note 1. The Company and Summary of Significant Accounting Policies (continued)
Recently Implemented Accounting Standards
This section highlights recently implemented accounting standards that had an impact on the Company’s financial statements.
In January 2010, the Company adopted Accounting Standards Update (“ASU”) 2010-06, which amends Accounting Standards Codification 820 (“ASC 820”), Fair Value Measurements and Disclosures. This new accounting guidance requires expanded fair value measurement disclosures in quarterly and annual financial statements. The new guidance clarifies existing disclosure requirements for the Level 2 and 3 fair value measurement. Additionally, the new guidance also requires details of significant transfers of assets between Level 1 and Level 2 fair value measurement categories, including the reasons for such transfers, as well as gross presentation of activity within the Level 3 fair value measurement category. This guidance is effective for the Company on January 1, 2010, except for the gross presentation of Level 3 activity, which is effective January 1, 2011. The adoption of this new accounting guidance did not impact the results of operations or the financial position of the Company.
Note 2. Stock-Based Compensation
The Company had a non-qualified stock option plan which provides for options to be granted to officers and employees to acquire a maximum of 3,600,000 common shares including options for 130,000 shares to directors who are not officers or employees. This plan expired in 2008 but unexercised options that were previously granted under this plan remain outstanding. The Company also has a stock incentive plan which provides for options, stock appreciation rights, restricted stock and performance stock to be awarded to employees and outside directors to a maximum of 1,000,000 common shares.
Performance Stock
Grants of performance stock comprise rights to receive stock at a future date that are contingent on the Company and the grantee achieving certain performance objectives.
During the three months ended March 31, 2010, potential stock based performance awards totaled 578,165, which vest on December 31, 2010 (2009 — 530,623). Expense (income) recognized for the three month periods ended March 31, 2010 and 2009 was €503 and €(59), respectively.
The fair value of performance stock is determined based upon the number of shares awarded and the quoted price of the Company’s stock. Performance stock generally cliff vest three years from the award date. On February 11, 2010, the Company awarded 13,000 performance stock to two employees. As of March 31, 2010, no performance stock had vested (2009 — nil). During the three month periods ended March 31, 2010 and 2009, no performance stock were cancelled.
FORM 10-Q
QUARTERLY REPORT — PAGE 9

MERCER INTERNATIONAL INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands of Euros, except per share data)
Note 2. Stock-Based Compensation (continued)
Restricted Stock
The fair value of restricted stock is determined based upon the number of shares granted and the quoted price of the Company’s stock on the date of grant. Restricted stock generally vests over one year. Expense is recognized on a straight-line basis over the vesting period. Expense recognized for the three month periods ended March 31, 2010 and 2009 was €3 and €26, respectively.
As at March 31, 2010, the total remaining unrecognized compensation cost related to restricted stock amounted to approximately €4 (2009 — €20), which will be amortized over their remaining vesting period.
During the three month period ended March 31, 2010, no restricted stock awards were granted (2009 - nil). There were no restricted stock awards cancelled during the three month period ended March 31, 2010 (2009 — nil). As at March 31, 2010, 21,000 restricted stock awards remain unvested.
Stock Options
During the three month periods ended March 31, 2010 and 2009, no options were exercised, cancelled or granted and 738,334 options expired in 2010.
Note 3. Net Income (Loss) Per Share Attributable to Common Shareholders

	Three Months Ended
	March 31,
	2010	2009

Net income (loss) attributable to common shareholders — basic and diluted	€(7,546)	€(39,350)

Net income (loss) per share attributable to common shareholders:
Basic and diluted	€(0.21)	€(1.08)

Weighted average number of common shares outstanding:
Basic (1)	36,320,190	36,285,027
Effect of dilutive instruments:
Performance rights	—	—
Stock options and awards	—	—
Convertible notes	—	—

Diluted	36,320,190	36,285,027

(1)	The basic weighted average number of shares excludes performance and restricted stock which have been issued, but have not vested as at March 31, 2010 and 2009.
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
Stock options and awards excluded from the calculation of diluted income (loss) per share attributable to common shareholders because they are anti-dilutive represented 190,000 shares for the three month period ended March 31, 2010 (2009 — 928,334).
Restricted stock excluded from the calculation of diluted income (loss) per share attributable to common shareholders because they are anti-dilutive represented 21,000 shares for the three month period ended March 31, 2010 (2009 — 21,000).
Shares associated with the convertible notes excluded from the calculation of diluted income (loss) per share attributable to common shareholders because they are anti-dilutive represented 20,227,893 shares for the three month period ended March 31, 2010 (2009 — 8,678,065).
Performance stock excluded from the calculation of diluted income (loss) per share attributable to common shareholders because they are anti-dilutive represented 375,586 shares for the three month period ended March 31, 2010 (2009 — 348,648).
Note 4. Inventories

	March 31, 2010	December 31, 2009

Raw materials	€31,108	€24,888
Finished goods	25,023	24,198
Work in process and other	25,599	23,543

	€81,730	€72,629

FORM 10-Q
QUARTERLY REPORT — PAGE 11

MERCER INTERNATIONAL INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands of Euros, except per share data)
Note 5. Debt
Debt consists of the following:

	March 31, 2010	December 31, 2009

Note payable to bank, included in a total loan credit facility of €827,950 to finance the construction related to the Stendal mill (a)	€506,323	€514,574
Senior notes due February 2013, interest at 9.25% accrued and payable semi-annually, unsecured (b)	229,188	216,299
Subordinated convertible notes due October 2010, interest at 8.5% accrued and payable semi-annually (c)	1,682	16,749
Subordinated convertible notes due January 2012, interest at 8.5% accrued and payable semi-annually (d)	45,166	26,160
Credit agreement with a lender with respect to a revolving credit facility of C$40 million (e)	17,471	16,000
Loan payable to the noncontrolling shareholder of the Stendal mill (f)	30,045	35,881
Credit agreement with a bank with respect to a revolving credit facility of €25,000 (g)	—	—
Investment loan agreement with a lender with respect to the wash press project at the Rosenthal mill of €4,351 (h)	3,511	3,511
Credit agreement with a bank with respect to a revolving credit facility of €3,500 (i)	—	—

	833,386	829,174
Less: current portion	(23,020)	(16,032)

Debt, less current portion	€810,366	€813,142

The Company made scheduled principal repayments under these facilities of €8,250 during the three months ended March 31, 2010 (2009 — € 13,800). As of March 31, 2010, the principal maturities of debt are as follows:

Matures	Amount

2010	€7,893
2011	24,255
2012	70,837
2013(1)	287,450
2014	40,000
Thereafter	402,951

€833,386

(1)	Includes revolving credit facility principal amounts totalling €17,471.
FORM 10-Q
QUARTERLY REPORT — PAGE 12

MERCER INTERNATIONAL INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands of Euros, except per share data)
Note 5. Debt (continued)
Certain of the Company’s debt agreements were issued under an indenture which, among other things, restricts its ability and the ability of its restricted subsidiaries to make certain payments. These limitations are subject to other important qualifications and exceptions. As at March 31, 2010, the Company was in compliance with the terms of the indenture.
(a)
Note payable to bank, included in a total loan facility of €827,950 to finance the construction related to the Stendal mill (“Stendal Loan Facility”), interest at rates varying from Euribor plus 0.90% to Euribor plus 1.85% (rates on amounts of borrowing at March 31, 2010 range from 1.85% to 2.44%), principal due in required installments beginning September 30, 2006 until September 30, 2017, collateralized by the assets of the Stendal mill, with 48% and 32% guaranteed by the Federal Republic of Germany and the State of Saxony-Anhalt, respectively, of up to €468,823 of outstanding principal, subject to a debt service reserve account required to pay amounts due in the following twelve months under the terms of the Stendal Loan Facility; payment of dividends is only permitted if certain cash flow requirements are met.

On March 13, 2009, the Company finalized an agreement with its lenders to amend its Stendal Loan Facility. The amendment deferred approximately €164,000 of scheduled principal payments until the maturity date, September 30, 2017, including approximately €20,000, €26,000, €21,000 of scheduled principal payments that were originally due in 2009, 2010, and 2011, respectively. The amendment also provided for a 100% cash sweep, referred to as the “Cash Sweep”, of any cash, in excess of a €15,000 working capital reserve, held by Stendal which will be used first to fund the debt service reserve account to a level sufficient to service the amounts due and payable under the Stendal Loan Facility during the then following 12 months, or “Fully Funded”, and second to prepay the deferred principal amounts.
(b)
In February 2005, the Company issued $310 million of senior notes due February 2013, which bear interest at 9.25% accrued and payable semi-annually, and are unsecured. The Company may redeem all or a part of the notes at redemption prices (expressed as a percentage of principal amount) equal to 102.31% for the twelve month period beginning on February 15, 2010, and 100.00% beginning on February 15, 2011 and at any time thereafter, plus accrued and unpaid interest.

FORM 10-Q
QUARTERLY REPORT — PAGE 13

MERCER INTERNATIONAL INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands of Euros, except per share data)
Note 5. Debt (continued)
(c)
As at March 31, 2010, the Subordinated Convertible Notes due October 2010 had approximately $2.3 million of principal outstanding. The Subordinated Convertible Notes due October 2010, bear interest at 8.5% accrued and payable semi-annually, are convertible at any time by the holder into common shares of the Company at $7.75 per share and are unsecured. The Company may redeem for cash all or a portion of these notes at any time at 100% of the principal amount of the notes plus accrued and unpaid interest up to the redemption date. See Note 5(d).

(d)
On December 10, 2009, the Company exchanged approximately $43.3 million of Subordinated Convertible Notes due October 2010 through private exchange agreements with the holders thereof for approximately $43.8 million of Subordinated Convertible Notes due January 2012. On January 22, 2010, through an exchange offer, the Company exchanged a further $21.7 million of Subordinated Convertible Notes due October 2010 for approximately $22.0 million of the Company’s Subordinated Convertible Notes due January 2012. The Company recognized both exchange transactions of the Subordinated Convertible Notes as extinguishments of debt in accordance with ASC Topic 470, Debt, because the fair value of the embedded conversion option changed by more than 10% in both transactions. As a result, for the year ended December 31, 2009, the Company accounted for the December 10, 2009 exchange as a debt extinguishment and recognized a gain of €4,447 in the Consolidated Statement of Operations. For the three months ended March 31, 2010, the Company recognized a loss of €929 as a result of the January 22, 2010 exchange. The gain and loss, which were determined using fair market values prevailing at the time of the transactions, will both be accreted to income through to January 2012 through interest expense yielding an effective interest rate of approximately 13% on the December 10, 2009 exchange and 3% on the January 22, 2010 exchange.

The Subordinated Convertible Notes due January 2012 bear interest at 8.5%, accrued and payable semi-annually, are convertible at anytime by the holder into common shares of the Company at $3.30 per share and are unsecured. The Company may redeem for cash all or a portion of the notes at anytime at 100% of the principal amount of the notes plus accrued interest up to the redemption date. During the three months ended March 31, 2010, $129,027 of Subordinated Convertible Notes due January 2012 were converted into 39,097 shares.
FORM 10-Q
QUARTERLY REPORT — PAGE 14

MERCER INTERNATIONAL INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands of Euros, except per share data)
Note 5. Debt (continued)
(e)
Credit agreement with respect to a revolving credit facility of C$40 million for the Celgar mill. The credit agreement matures May 2013. Borrowings under the credit agreement are collateralized by the mill’s inventory and receivables and are restricted by a borrowing base calculated on the mill’s inventory and receivables. Canadian dollar denominated amounts bear interest at bankers acceptance plus 3.75% or Canadian prime plus 2.00%. U.S. dollar denominated amounts bear interest at LIBOR plus 3.75% or U.S. base plus 2.00%. As at March 31, 2010, this facility was partially drawn at C$24.0 million and was accruing interest at a rate of approximately 4.19%.

(f)
Loans payable to the noncontrolling shareholder of the Stendal mill bear interest at 7%, which is accrued semi-annually. The loan payable is unsecured, subordinated to all liabilities of the Stendal mill, and is due in 2017. The balance includes principal and accrued interest. See Note 10 — Noncontrolling Interest.

(g)
A €25,000 working capital facility at the Rosenthal mill that matures in December 2012. Borrowings under the facility are collateralized by the mill’s inventory and receivables and bear interest at approximately Euribor plus 3.50%. As at March 31, 2010, this facility was undrawn.

(h)
On August 19, 2009 the Company finalized an investment loan agreement with a lender relating to the new wash press at the Rosenthal mill. The four-year amortizing investment loan was completed with a total facility of €4,351 bearing interest at the rate of Euribor plus 2.75%. Borrowings under this agreement are secured by the new wash press equipment. As at March 31, 2010, this facility was drawn by €3,511 and was accruing interest at a rate of 3.71%.

(i)
On February 8, 2010 the Rosenthal mill finalized a credit agreement with a lender for a €3,500 facility maturing in December 2012. Borrowings under the facility will bear interest at the rate of the 3-month Euribor plus 3.5% and are secured by certain land at our Rosenthal mill. As at March 31, 2010, this facility was undrawn.

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
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands of Euros, except per share data)
Note 6. Derivative Transactions (continued)
During 2004, the Company entered into certain variable-to-fixed interest rate swaps in connection with the Stendal Loan Facility with respect to an aggregate maximum principal amount of approximately €612,600 of the total indebtedness under the Stendal Loan Facility. Under the interest rate swaps, the Company pays a fixed rate and receives a floating rate with the interest payments being calculated on a notional amount. Currently, the contracts have an aggregate notional amount of €486,073 at a fixed interest rate of 5.28% and they mature October 2017 (generally matching the maturity of the Stendal Loan Facility). The Company substantially converted the Stendal Loan Facility from a variable interest rate loan into a fixed interest rate loan, thereby reducing interest rate uncertainty.
The Company recognized an unrealized loss of €6,546 with respect to these interest rate swaps for the three months ended March 31, 2010 (2009 — €15,013), in the “Gain (loss) on derivative instruments” line in the Interim Consolidated Statement of Operations and Interim Consolidated Statement of Cash Flows. Derivative instruments are required to be measured at their fair value. Accordingly, the fair value of the interest rate swap is presented in “Unrealized interest rate derivative losses” within the long-term liabilities section in the Interim Consolidated Balance Sheets, which currently amounts to a cumulative unrealized loss of €59,418 (2009 — €52,873).
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
Pension benefits are based on employees’ earnings and years of service. The Celgar Plans are funded by contributions from the Company based on actuarial estimates and statutory requirements. Pension contributions for the three month period ended March 31, 2010 totaled €156 (2009 — €347).
The Company anticipates based on actuarial estimates that it will make contributions to the defined benefit pension plan of approximately €303 in 2010.
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

	Three Months Ended March 31,
	2010		2009
		Post-		Post-
	Pension	Retirement	Pension	Retirement
	Benefits	Benefits	Benefits	Benefits

Service cost	€19	€93	€14	€83
Interest cost	397	183	370	199
Expected return on plan assets	(371)	—	(311)	—
Recognized net loss (gain)	104	(74)	34	(58)

Net periodic benefit cost	€149	€202	€107	€224

Note 8. Share Capital
Common shares
The Company has authorized 200,000,000 common shares (2009 — 200,000,000) with a par value of $1 per share.
During the quarter ended March 31, 2010, 39,097 shares were issued as a result of certain holders of the Company’s Subordinated Convertible Notes due January 2012 exercising their conversion option. See Note 5(d) — Debt.
As at March 31, 2010 and December 31, 2009, the Company had 36,483,204 and 36,443,487 common shares issued and outstanding, respectively.
Preferred shares
The Company has authorized 50,000,000 preferred shares (2009 — 50,000,000) with $1 par value issuable in series, of which 2,000,000 shares have been designated as Series A. The preferred shares may be issued in one or more series and with such designations and preferences for each series as shall be stated in the resolutions providing for the designation and issue of each such series adopted by the Board of Directors of the Company. The Board of Directors is authorized by the Company’s articles of incorporation to determine the voting, dividend, redemption and liquidation preferences pertaining to each such series. As at March 31, 2010, no preferred shares had been issued by the Company.
FORM 10-Q
QUARTERLY REPORT — PAGE 17

MERCER INTERNATIONAL INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands of Euros, except per share data)
Note 9. Financial Instruments
The fair value of financial instruments at March 31, 2010 and December 31, 2009 is summarized as follows:

	March 31, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Cash and cash equivalents	€48,692	€48,692	€51,291	€51,291
Investments	142	142	135	135
Receivables	90,391	90,391	71,143	71,143
Notes receivable	4,044	4,044	3,819	3,819
Accounts payable and accrued expenses	105,380	105,380	85,185	85,185
Debt	833,386	838,190	829,174	769,207
Interest rate derivative contracts — liability	59,418	59,418	52,873	52,873
The carrying value of cash and cash equivalents and accounts payable and accrued expenses approximates the fair value due to the immediate or short-term maturity of these financial instruments. The carrying value of receivables approximates the fair value due to their short-term nature and historical collectability. The fair value of notes receivable was estimated using discounted cash flows at prevailing market rates. The fair value of debt reflects recent market transactions and discounted cash flow estimates. The fair value of the interest rate derivatives is based on observable inputs including applicable yield curves.
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
The following table presents a summary of the Company’s outstanding financial instruments and their estimated fair values under the hierarchy defined in ASC 820:

	Fair value measurements at March 31, 2010 using:
	Quoted prices in
	active markets for	Significant other	Significant
	identical assets	observable inputs	unobservable inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total

Assets
Investments (a)	€142	€—	€—	€142

Liabilities
Derivatives (b)
— Interest rate swaps	€—	€59,418	€—	€59,418

(a)	Based on observable market data.

(b)	Based on observable inputs for the liability (yield curves observable at specific intervals).
Note 10. Noncontrolling Interest
During the quarter, the noncontrolling interest holder agreed to convert certain interest claims totaling €6,275 borne from shareholder loans into a capital contribution. As a result of this conversion, the Company reduced the amount owing to the noncontrolling shareholder and decreased the noncontrolling shareholders share of losses.
FORM 10-Q
QUARTERLY REPORT — PAGE 19

MERCER INTERNATIONAL INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands of Euros, except per share data)
Note 11. Commitments and Contingencies
As part of the Company’s Green Energy project (the “Green Energy Project”) for the Celgar mill, during 2009 and 2010 the Company entered into a number of contracts for the purchase of a new 48 megawatt condensing turbine-generator set, as well as other related equipment commitments. As at March 31, 2010, the value of the project remaining to be completed is approximately €18.6 (C$25.5 million), a majority of which is due to be paid within the next year and is being funded by the Canadian Federal Government’s Pulp and Paper Green Transformation Program (the “Program”). Pursuant to a contribution agreement finalized in November 2009, the Program will provide approximately C$40.0 million to complete the Green Energy Project. The Company is also eligible for an additional C$17.7 million under the Program for future qualifying projects.
Included in cash and cash equivalents is approximately C$11.4 million that was provided as part of the Program and is expected to be spent on the Green Energy Project, currently underway at the Celgar mill, during the second quarter of 2010.
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
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands of Euros, except per share data)
Note 12. Restricted Group Supplemental Disclosure
The terms of the indenture governing our 9.25% senior unsecured notes require that we provide the results of operations and financial condition of Mercer International Inc. and our restricted subsidiaries under the indenture, collectively referred to as the “Restricted Group”. As at and during the three months ended March 31, 2010 and 2009, the Restricted Group was comprised of Mercer International Inc., certain holding subsidiaries and our Rosenthal and Celgar mills. The Restricted Group excludes the Stendal mill.
Combined Condensed Balance Sheet

	March 31, 2010
	Restricted	Unrestricted		Consolidated
	Group	Subsidiaries	Eliminations	Group
ASSETS
Current assets
Cash and cash equivalents	€26,083	€22,609	€—	€48,692
Receivables	53,074	37,317	—	90,391
Inventories	56,932	24,798	—	81,730
Prepaid expenses and other	3,872	3,696	—	7,568

Total current assets	139,961	88,420	—	228,381

Property, plant and equipment	375,279	500,618	—	875,897
Deferred note issuance and other	3,170	4,643	—	7,813
Deferred income tax	3,698	—	—	3,698
Due from unrestricted group	71,487	—	(71,487)	—
Note receivable	2,698	—	—	2,698

Total assets	€596,293	€593,681	€(71,487)	€1,118,487

LIABILITIES
Current liabilities
Accounts payable and accrued expenses	€60,456	€44,924	€—	€105,380
Pension and other post-retirement benefit obligations	619	—	—	619
Debt	2,770	20,250	—	23,020

Total current liabilities	63,845	65,174	—	129,019

Debt	294,248	516,118	—	810,366
Due to restricted group	—	71,487	(71,487)	—
Unrealized interest rate derivative losses	—	59,418	—	59,418
Pension and other post-retirement benefit obligations	19,740	—	—	19,740
Capital leases and other	6,718	4,369	—	11,087

Total liabilities	384,551	716,566	(71,487)	1,029,630

EQUITY
Total shareholders’ equity (deficit)	211,742	(88,242)	—	123,500
Noncontrolling interest (deficit)	—	(34,643)	—	(34,643)

Total liabilities and equity	€596,293	€593,681	€(71,487)	€1,118,487

FORM 10-Q
QUARTERLY REPORT — PAGE 21

MERCER INTERNATIONAL INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands of Euros, except per share data)
Note 12. Restricted Group Supplemental Disclosure (continued)
Combined Condensed Balance Sheet

	December 31, 2009
	Restricted	Unrestricted		Consolidated
	Group	Subsidiaries	Eliminations	Group
ASSETS
Current assets
Cash and cash equivalents	€20,635	€30,656	€—	€51,291
Receivables	34,588	36,555	—	71,143
Inventories	52,897	19,732	—	72,629
Prepaid expenses and other	3,452	2,419	—	5,871

Total current assets	111,572	89,362	—	200,934

Property, plant and equipment	362,311	506,247	—	868,558
Deferred note issuance and other	3,388	4,798	—	8,186
Deferred income tax	3,426	—	—	3,426
Due from unrestricted group	72,553	—	(72,553)	—
Note receivable	2,727	—	—	2,727

Total assets	€555,977	€600,407	€(72,553)	€1,083,831

LIABILITIES
Current liabilities
Accounts payable and accrued expenses	€51,875	€33,310	€—	€85,185
Pension and other post-retirement benefit obligations	567	—	—	567
Debt	2,115	13,917	—	16,032

Total current liabilities	54,557	47,227	—	101,784

Debt	276,604	536,538	—	813,142
Due to restricted group	—	72,553	(72,553)	—
Unrealized interest rate derivative losses	—	52,873	—	52,873
Pension and other post-retirement benefit obligations	17,902	—	—	17,902
Capital leases and other	6,667	5,490	—	12,157
Deferred income tax	—	—	—	—

Total liabilities	355,730	714,681	(72,553)	997,858

EQUITY
Total shareholders’ equity (deficit)	200,247	(77,025)	—	123,222
Noncontrolling interest (deficit)	—	(37,249)	—	(37,249)

Total liabilities and equity	€555,977	€600,407	€(72,553)	€1,083,831

FORM 10-Q
QUARTERLY REPORT — PAGE 22

MERCER INTERNATIONAL INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands of Euros, except per share data)
Note 12. Restricted Group Supplemental Disclosure (continued)
Combined Condensed Statements of Operations

	Three Months Ended March 31, 2010
	Restricted	Unrestricted		Consolidated
	Group	Subsidiaries	Eliminations	Group

Revenues
Pulp	€106,417	€64,704	€—	€171,121
Energy	3,375	5,756	—	9,131

	109,792	70,460	—	180,252

Operating costs	81,665	58,744	—	140,409
Operating depreciation and amortization	7,213	6,511	—	13,724
Selling, general and administrative expenses and other	4,841	3,254	—	8,095

	93,719	68,509	—	162,228

Operating income (loss)	16,073	1,951	—	18,024

Other income (expense)
Interest expense	(7,320)	(10,264)	1,161	(16,423)
Investment income (loss)	1,239	16	(1,161)	94
Foreign exchange gain (loss) on debt	(5,231)	—	—	(5,231)
Gain (loss) on extinguishment of convertible notes	(929)	—	—	(929)
Gain (loss) on derivative instruments	—	(6,546)	—	(6,546)

Total other income (expense)	(12,241)	(16,794)	—	(29,035)

Income (loss) before income taxes	3,832	(14,843)	—	(11,011)
Income tax benefit (provision)	(161)	(43)	—	(204)

Net income (loss)	3,671	(14,886)	—	(11,215)
Less: net loss (income) loss attributable to noncontrolling interest	—	3,669	—	3,669

Net income (loss) attributable to common shareholders	€3,671	€(11,217)	€—	€(7,546)

	Three Months Ended March 31, 2009
	Restricted	Unrestricted		Consolidated
	Group	Subsidiaries	Eliminations	Group

Revenues
Pulp	€75,016	€54,017	€—	€129,033
Energy	4,016	6,523	—	10,539

	79,032	60,540	—	139,572

Operating costs	74,435	57,562	—	131,997
Operating depreciation and amortization	6,704	6,697	—	13,401
Selling, general and administrative expenses and other	3,303	3,284	—	6,587

	84,442	67,543	—	151,985

Operating income (loss)	(5,410)	(7,003)	—	(12,413)

Other income (expense)
Interest expense	(7,302)	(10,356)	1,109	(16,549)
Investment income (loss)	916	(3,009)	(1,109)	(3,202)
Foreign exchange gain (loss) on debt	(4,416)	—	—	(4,416)
Gain (loss) on derivative instruments	—	(15,013)	—	(15,013)

Total other income (expense)	(10,802)	(28,378)	—	(39,180)

Income (loss) before income taxes	(16,212)	(35,381)	—	(51,593)
Income tax benefit (provision)	208	2,774	—	2,982

Net income (loss)	(16,004)	(32,607)	—	(48,611)
Less: net loss (income) loss attributable to noncontrolling interest	—	9,261	—	9,261

Net income (loss) attributable to common shareholders	€(16,004)	€(23,346)	€—	€(39,350)

FORM 10-Q
QUARTERLY REPORT — PAGE 23

MERCER INTERNATIONAL INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands of Euros, except per share data)
Note 12. Restricted Group Supplemental Disclosure (continued)
Combined Condensed Statement of Cash Flows

	Three Months Ended March 31, 2010
	Restricted	Unrestricted	Consolidated
	Group	Group	Group
Cash flows from (used in) operating activities
Net income (loss) attributable to common shareholders	€3,671	€(11,217)	€(7,546)
Adjustments to reconcile net income (loss) attributable to common shareholders to cash flows from operating activities
Loss (gain) on derivative instruments	—	6,546	6,546
Foreign exchange (gain) loss on debt	5,231	—	5,231
Loss (gain) on extinguishment of convertible notes	929	—	929
Depreciation and amortization	7,310	6,511	13,821
Accretion (income) expense	431	—	431
Noncontrolling interest	—	(3,669)	(3,669)
Stock compensation expense	506	—	506
Pension and other post-retirement expense, net of funding	194	—	194
Other	388	615	1,003
Changes in current assets and liabilities
Receivables	(16,382)	(762)	(17,144)
Inventories	(193)	(5,066)	(5,259)
Accounts payable and accrued expenses	(2,845)	10,800	7,955
Other(1)	1,062	(2,343)	(1,281)

Net cash from (used in) operating activities	302	1,415	1,717

Cash flows from (used in) investing activities
Purchase of property, plant and equipment	(4,927)	(923)	(5,850)
Proceeds on sale of property, plant and equipment	54	333	387
Note receivable	(84)	—	(84)

Net cash from (used in) investing activities	(4,957)	(590)	(5,547)

Cash flows from (used in) financing activities
Repayment of notes payable and debt	—	(8,250)	(8,250)
Repayment of capital lease obligations	(382)	(622)	(1,004)
Proceeds from government investment grants	9,415	—	9,415

Net cash from (used in) financing activities	9,033	(8,872)	161
Effect of exchange rate changes on cash and cash equivalents	1,070	—	1,070

Net increase (decrease) in cash and cash equivalents	5,448	(8,047)	(2,599)
Cash and cash equivalents, beginning of period	20,635	30,656	51,291

Cash and cash equivalents, end of period	€26,083	€22,609	€48,692

(1)	Includes intercompany working capital related transactions.
FORM 10-Q
QUARTERLY REPORT — PAGE 24

MERCER INTERNATIONAL INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands of Euros, except per share data)
Note 12. Restricted Group Supplemental Disclosure (continued)
Combined Condensed Statement of Cash Flows

	Three Months Ended March 31, 2009
	Restricted	Unrestricted	Consolidated
	Group	Group	Group
Cash flows from (used in) operating activities
Net income (loss) attributable to common shareholders	€(16,004)	€(23,346)	€(39,350)
Adjustments to reconcile net income (loss) attributable to common shareholders to cash flows from operating activities
Loss (gain) on derivative instruments	—	15,013	15,013
Foreign exchange (gain) loss on debt	4,416	—	4,416
Depreciation and amortization	6,770	6,697	13,467
Noncontrolling interest	—	(9,261)	(9,261)
Deferred income taxes	(226)	(2,805)	(3,031)
Stock compensation expense	(33)	—	(33)
Pension and other post-retirement expense, net of funding	(16)	—	(16)
Inventory provisions	3,233	1,354	4,587
Other	(21)	(2,879)	(2,900)
Changes in current assets and liabilities
Receivables	15,753	4,228	19,981
Inventories	1,599	4,520	6,119
Accounts payable and accrued expenses	394	(7,615)	(7,221)
Other(1)	(11,115)	12,115	1,000

Net cash from (used in) operating activities	4,750	(1,979)	2,771

Cash flows from (used in) investing activities
Purchase of property, plant and equipment	(7,175)	(531)	(7,706)
Proceeds on sale of property, plant and equipment	52	77	129
Cash, restricted	—	9,469	9,469
Note receivable	121	—	121

Net cash from (used in) investing activities	(7,002)	9,015	2,013

Cash flows from (used in) financing activities
Repayment of notes payable and debt	(5,550)	(8,250)	(13,800)
Repayment of capital lease obligations	(143)	(539)	(682)
Proceeds from borrowings of notes payable and debt	10,000	—	10,000
Payment of deferred note issuance costs	—	(1,969)	(1,969)

Net cash from (used in) financing activities	4,307	(10,758)	(6,451)

Effect of exchange rate changes on cash and cash equivalents	451	—	451

Net increase (decrease) in cash and cash equivalents	2,506	(3,722)	(1,216)
Cash and cash equivalents, beginning of period	€26,176	€16,276	€42,452

Cash and cash equivalents, end of period	€28,682	€12,554	€41,236

(1)	Includes intercompany working capital related transactions.
FORM 10-Q
QUARTERLY REPORT — PAGE 25

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
In this document: (i) unless the context otherwise requires, references to “we”, “our”, “us”, the “Company” or “Mercer” mean Mercer International Inc. and its subsidiaries; (ii) references to “Mercer Inc.” mean the Company excluding its subsidiaries; (iii) information is provided as of March 31, 2010, unless otherwise stated; (iv) all references to monetary amounts are to “Euros”, the lawful currency adopted by most members of the European Union, unless otherwise stated; (v) “€” refers to Euros, “$” refers to U.S. dollars and “C$” refers to Canadian dollars; and (vi) “ADMTs” refers to air-dried metric tonnes.
Results of Operations
General
We operate three northern bleached softwood kraft (“NBSK”) pulp mills through our wholly owned subsidiaries, Rosenthal and Celgar, and our 74.9% owned subsidiary, Stendal, which have a consolidated annual production capacity of approximately 1.5 million ADMTs.
The following discussion and analysis of our results of operations and financial condition for the three months ended March 31, 2010 should be read in conjunction with our interim consolidated financial statements and related notes included in this quarterly report, as well as our most recent annual report on Form 10-K for the fiscal year ended December 31, 2009 filed with the Securities and Exchange Commission (“SEC”).
Current Market Environment
As global economies have increasingly shown signs of recovery, global pulp markets have continued to strengthen. Pulp prices have dramatically increased as worldwide demand has outstripped fiber supply in many regions, including Europe.
FORM 10-Q
QUARTERLY REPORT — PAGE 26

First Quarter Operational Snapshot
Selected production, sales and exchange rate data for the three months ended March 31, 2010 and 2009 is as follows:

	Three Months Ended March 31,
	2010	2009
Pulp Production (’000 ADMTs)	329.5	345.6
Scheduled Production Downtime (’000 ADMTs)	18.2	—
Pulp Sales (’000 ADMTs)	332.9	336.7
Pulp Revenues (in millions)	€171.1	€129.0

NBSK pulp list prices in Europe ($/ADMT)	$860	$585
NBSK pulp list prices (€/ADMT)	€621	€449
Average pulp sales realizations (€/ADMT)(1)	€507	€377

Energy Production (’000 MWh)	337.7	356.3
Energy Sales (’000 MWh)	107.1	112.2
Energy Revenue (in millions)	€9.1	€10.5
Average energy sales realizations (€/MWh)	€85	€94

Average Spot Currency Exchange Rates
€ / $(2)	0.7230	0.7676
C$ / $(2)	1.0413	1.2448
C$ / €(3)	1.4406	1.6217

(1)	Sales realizations after discounts. Incorporates the effect of pulp price variations occurring between the order and shipment dates.

(2)	Average Federal Reserve Bank of New York noon spot rate over the reporting period.

(3)	Average Bank of Canada noon spot rates over the reporting period.
Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009
Pulp revenues for the three months ended March 31, 2010 increased by approximately 32.6% to €171.1 million from €129.0 million in the comparative quarter of 2009, primarily due to significantly higher pulp prices. Revenues from the sale of excess energy decreased by approximately 13.3% in the first quarter to €9.1 million from €10.5 million in the same quarter last year, primarily due to the absence of a one-time grid access fee rebate received in 2009.
Pulp sales volume decreased marginally to 332,869 ADMTs in the current quarter from 336,659 ADMTs in the comparative period of 2009. In the first quarter of 2010, average pulp sales realizations increased by approximately 34.5% to €507 per ADMT from €377 per ADMT in the same period last year, primarily due to significantly higher pulp prices.
Pulp prices in the first quarter of 2010 were higher than in the same period last year due to a strengthening in global pulp markets. List prices for NBSK pulp in Europe were approximately €621 ($860) per ADMT in the current quarter compared to approximately €449 ($585) per ADMT in the first quarter of 2009 and €558 ($800) at the end of 2009.
Pulp production decreased to 329,455 ADMTs in the current quarter from 345,620 ADMTs in the same quarter of 2009, primarily due to 10 days of scheduled maintenance downtime at our Stendal mill and production curtailments of approximately 17,000 tonnes at our German mills caused by limited fiber supply availability in early 2010. We have 12 days (approximately 17,000 tonnes) of scheduled maintenance downtime planned for our Celgar mill in the second quarter of 2010.
FORM 10-Q
QUARTERLY REPORT — PAGE 27

During the first quarter of 2010, our pulp inventories increased marginally to €25.0 million from €24.2 million at the end of the prior quarter. Our raw material inventories increased to €31.1 million in the current quarter from €24.9 million at the end of the fourth quarter of 2009 as a result of higher fiber costs in Germany and seasonal restocking at our Celgar mill.
Costs and expenses in the first quarter of 2010 increased to €162.2 million from €152.0 million in the comparative period of 2009, primarily due to higher fiber costs in Germany, and the costs associated with annual maintenance at the Stendal mill.
In the first quarter of 2010, operating depreciation and amortization increased slightly to €13.7 million from €13.4 million in the same quarter last year.
Overall, our fiber costs increased by approximately 6.0% in the first quarter of 2010 from the same period in 2009. At our Celgar mill, fiber costs were lower as the mill benefited from an increase in the residual supply of fiber and the corresponding decrease in fiber from third party field chippers. We currently expect fiber costs at our Celgar mill to decrease slightly in the short-term, primarily due to the increased availability of residual woodchips. Fiber costs at our German mills were higher due to the impact of reduced harvesting rates and increased demand from the European board industry. As we move into the second quarter of the year, we expect further upward pressure in pricing for our German mills due to increasing production in the European board industry, but also expect harvesting levels to increase, which should cause pricing to level off thereafter.
For the first quarter of 2010, we recorded operating income of €18.0 million compared to an operating loss of €12.4 million in the comparative quarter of 2009, primarily due to higher pulp price realizations.
Interest expense in the first quarter of 2010 decreased marginally to €16.4 million from €16.5 million in the comparative quarter of 2009, due to lower debt levels being partially offset by accretion expense related to the exchange of our convertible notes.
Our Stendal mill recorded an unrealized loss of €6.5 million on the mark to market of its interest rate derivatives at the end of the current quarter, compared to an unrealized loss of €15.0 million in the same period last year.
In the first quarter of 2010, we recorded a foreign exchange loss of €5.2 million on our foreign currency denominated debt compared to a loss of €4.4 million in the same period of 2009.
In the first quarter of 2010, we completed an exchange (the “Exchange”) of approximately €15.4 million ($21.7 million) in aggregate principal amount of our 8.5% Convertible Senior Subordinated Notes due 2010 (the “2010 Convertible Notes”) for new 8.5% Convertible Senior Subordinated Notes due 2012 (the “2012 Convertible Notes”). We recorded a loss of approximately €0.9 million on the extinguishment of the 2010 Convertible Notes.
In the first quarter of 2010, the noncontrolling shareholder’s interest in the Stendal mill’s loss was €3.7 million, compared to €9.3 million of loss in the same quarter last year.
We reported a net loss attributable to common shareholders for the first quarter of 2010 of €7.5 million, or €0.21 per basic and diluted share, which included aggregate non-cash, unrealized losses of €11.8 million on the Stendal interest derivatives and foreign exchange loss on our debt. In the first quarter of 2009, net loss attributable to common shareholders was €39.4 million, or €1.08 per basic and diluted share.
FORM 10-Q
QUARTERLY REPORT — PAGE 28

Operating EBITDA in the first quarter of 2010 was €31.8 million compared to Operating EBITDA of €23.5 million in the prior quarter and €1.1 million in the first quarter of 2009. Operating EBITDA is defined as operating income (loss) plus depreciation and amortization and non-recurring capital asset impairment charges. Management uses Operating EBITDA as a benchmark measurement of its own operating results, and as a benchmark relative to its competitors. Management considers it to be a meaningful supplement to operating income as a performance measure primarily because depreciation expense and non-recurring capital asset impairment charges are not an actual cash cost, and depreciation expense varies widely from company to company in a manner that management considers largely independent of the underlying cost efficiency of their operating facilities. In addition, we believe Operating EBITDA is commonly used by securities analysts, investors and other interested parties to evaluate our financial performance.
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
QUARTERLY REPORT — PAGE 29

The following table provides a reconciliation of net income (loss) attributable to common shareholders to operating income (loss) and Operating EBITDA for the periods indicated:

	Three Months Ended
	March 31,
	2010	2009
	(in thousands)
Net income (loss) attributable to common shareholders	€(7,546)	€(39,350)
Net income (loss) attributable to noncontrolling interest	(3,669)	(9,261)
Income taxes (benefits)	204	(2,982)
Interest expense	16,423	16,549
Investment (income) loss	(94)	3,202
Foreign exchange (gain) loss on debt	5,231	4,416
Loss on extinguishment of convertible notes	929	—
Loss (gain) on derivative instruments	6,546	15,013

Operating income (loss)	18,024	(12,413)
Add: Depreciation and amortization	13,821	13,467

Operating EBITDA	€31,845	€1,054

Liquidity and Capital Resources
The following table is a summary of selected financial information for the periods indicated:

	As at	As at
	March 31,	December 31,
	2010	2009
	(in thousands)
Financial Position
Cash and cash equivalents	€48,692	€51,291
Working capital	99,362	99,150
Property, plant and equipment	875,897	868,558
Total assets	1,118,487	1,083,831
Long-term liabilities	900,611	896,074
Total equity	88,857	85,973
Sources and Uses of Funds
Our principal sources of funds are cash flows from operations, cash on hand and the revolving working capital loan facilities for our Celgar and Rosenthal mills. Our principal uses of funds consist of operating expenditures, payments of principal and interest on the project loan facility relating to our Stendal mill (“Stendal Loan Facility”), capital expenditures and interest payments on our outstanding 9.25% senior notes (“Senior Notes”) and the 2012 Convertible Notes.
In the last quarter of 2009, our Celgar mill was allocated approximately C$57.7 million in credits under the Canadian government’s Pulp and Paper Green Transformation Program (the “GTP”). The GTP’s objective is to improve the environmental performance of Canada’s pulp and paper industry by funding, by way of government grants, approved capital projects with environmental benefits, such as investments in energy efficiency. Subsequently, in November 2009, we entered into a non-repayable contribution agreement with the Department of Natural Resources Canada (“NRCan”) whereby NRCan agreed to provide approximately C$40.0 million (€29.1 million) in grants towards certain costs associated with our green energy project at our Celgar mill (the “Celgar Energy Project”). In December 2009, we received an initial grant of C$12.9 million from NRCan and an additional grant of C$13.9 million during the first quarter of 2010 which have been or will be used to pay outstanding Celgar Energy Project costs. Currently, our Celgar mill has approximately C$11.4 million of grant monies that we expect to be spent in the second quarter.
FORM 10-Q
QUARTERLY REPORT — PAGE 30

In the first quarter of 2010, capital expenditures related to the Celgar Energy Project totaled approximately €4.9 million (C$7.0 million) and we expect the remaining costs for the project to be approximately €18.6 million (C$25.5 million) substantially all of which will be financed through the C$40.0 million grant from the Canadian federal government under the GTP.
As at March 31, 2010, our cash and cash equivalents were approximately €48.7 million, compared to approximately €51.3 million at the end of 2009 and we had working capital of approximately €99.4 million compared to approximately €99.2 million at the end of 2009.
Debt Covenants
Our long-term obligations contain various financial tests and covenants customary to these types of arrangements.
As at March 31, 2010, we were in full compliance with all of the covenants of our indebtedness.
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
Operating activities provided cash of €1.7 million and €2.8 million in the three months ended March 31, 2010 and 2009, respectively, primarily as a result of increased operating income being offset by working capital movements. An increase in receivables used cash of €17.1 million in the first three months of 2010, compared to a decrease in receivables providing cash of €20.0 million in the first three months of 2009. An increase in inventories used cash of €5.3 million in the first three months of 2010, compared to a decrease in inventories providing cash of €6.1 million in the first three months of 2009. An increase in accounts payable and accrued expenses provided cash of €8.0 million in the first three months of 2010, compared to a decrease in accounts payable and accrued expenses using cash of €7.2 million in the first three months of 2009.
Cash Flows from Investing Activities. Investing activities in the first three months of 2010 used cash of €5.5 million, compared to providing cash of €2.0 million in the same period of 2009. Capital expenditures in the first three months of 2010 used cash of €5.9 million compared to €7.7 million in the same period of 2009.
Cash Flows from Financing Activities. In the first three months of 2010, financing activities provided cash of €0.2 million, compared to using cash of €6.5 million in the same period last year. Repayment of indebtedness and leases used cash of €9.3 million and €14.5 million in the three months ended March 31, 2010 and 2009, respectively. The three months ended March 31, 2010 also included government grants for our Celgar Energy Project, which provided cash of €9.4 million.
FORM 10-Q
QUARTERLY REPORT — PAGE 31

Capital Resources
Other than commitments totaling approximately €18.6 million relating to the Celgar Energy Project to be completed in 2010, we have no material commitments to acquire assets or operating businesses. We expect the remaining costs to complete the Celgar Energy Project to be funded from government funding credits under the GTP.
Future Liquidity
Based upon the current level of operations and our current expectations for future periods in light of the current economic environment, and in particular, current and expected pulp pricing and foreign exchange rates, we believe that cash flow from operations and available cash, together with available borrowings will be adequate to meet our liquidity needs in the next 12 months.
Contractual Obligations and Commitments
There were no material changes outside the ordinary course to any of our contractual obligations during the first quarter of 2010.
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
In the three months ended March 31, 2010, accumulated other comprehensive income increased by €7.3 million to €31.0 million, primarily due to the foreign exchange translation.
Based upon the exchange rate at March 31, 2010, the U.S. dollar weakened by approximately 2.0% in value against the Euro since March 31, 2009. See “Quantitative and Qualitative Disclosures about Market Risk”.
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
FORM 10-Q
QUARTERLY REPORT — PAGE 32

The following is a discussion of the results of operations and financial condition of the Restricted Group. For further information regarding the Restricted Group including, without limitation, a reconciliation to our consolidated results of operations, see Note 12 of our interim consolidated financial statements included herein.
Restricted Group Results — Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009
Pulp revenues for the Restricted Group for the three months ended March 31, 2010 increased by approximately 41.9% to €106.4 million from €75.0 million in the comparative period of 2009, primarily due to higher pulp prices. Revenues from the sale of excess energy decreased by approximately 15.0% in the current quarter to €3.4 million from €4.0 million in the same period last year, primarily due to the absence of a one-time grid access fee rebate received in 2009.
Pulp prices were higher in the first quarter of 2010 than in the same period last year due to continued strengthening in global pulp markets. List prices for NBSK pulp in Europe were approximately €621 ($860) per ADMT in the current quarter compared to approximately €449 ($585) per ADMT in the first quarter of 2009.
Pulp sales volume of the Restricted Group increased to 207,431 ADMTs in the first quarter of 2010 from 193,791 ADMTs in the comparative period of 2009. In the first quarter of 2010, average pulp sales realizations for the Restricted Group increased by approximately 32.6% to €513 per ADMT from €387 per ADMT in the same period last year.
Pulp production for the Restricted Group increased to 210,336 ADMTs in the first quarter of 2010 from 199,429 ADMTs in the same period of 2009, primarily as a result of increased mill reliability. We have 12 days (approximately 17,000 tonnes) of scheduled maintenance downtime planned for our Celgar mill in the second quarter of 2010.
Costs and expenses for the Restricted Group in the first quarter of 2010 increased to €93.7 million from €84.4 million in the comparative period of 2009.
Pulp inventories for the Restricted Group increased to €18.0 million from €15.9 million at the end of the prior quarter, primarily as a result of seasonal restocking at our Celgar mill and rising fiber costs in Germany.
In the first quarter of 2010, operating depreciation and amortization for the Restricted Group increased to €7.2 million from €6.7 million in the same period last year.
Overall, fiber costs of the Restricted Group in the first quarter of 2010 were largely unchanged compared to the same period of 2009 due to increased German fiber prices being offset by lower fiber costs at our Celgar mill.
In the first quarter of 2010, the Restricted Group reported operating income of 16.1 million compared to an operating loss of €5.4 million in the first quarter of 2009, primarily due to higher pulp revenues resulting from improved pulp prices.
Interest expense of €7.3 million for the Restricted Group in the first quarter of 2010 remained relatively consistent with the same quarter last year, with lower debt levels being offset by accretion expense related to the exchange of our convertible notes.
FORM 10-Q
QUARTERLY REPORT — PAGE 33

In the first quarter of 2010, the Restricted Group recorded a loss on foreign currency denominated debt of €5.2 million, compared to a loss of €4.4 million in the comparative quarter of 2009.
During the first quarter of 2010, in connection with the Exchange, the Restricted Group recorded a loss of approximately €0.9 million on the extinguishment of the 2010 Convertible Notes.
The Restricted Group reported net income attributable to common shareholders for the first quarter of 2010 of €3.7 million compared to a net loss attributable to common shareholders of €16.0 million in the same period last year.
In the first quarter of 2010, the Restricted Group reported Operating EBITDA of €23.4 million compared to Operating EBITDA of €1.4 million in the comparative quarter of 2009 and Operating EBITDA of €7.8 million in the fourth quarter of 2009. Operating EBITDA is defined as operating income (loss) plus depreciation and amortization and non-recurring capital asset impairment charges. Operating EBITDA has significant limitations as an analytical tool, and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. See the discussion of our results for the three months ended March 31, 2010 for additional information relating to such limitations and Operating EBITDA.
The following table provides a reconciliation of net income (loss) attributable to common shareholders to operating income (loss) and Operating EBITDA for the Restricted Group for the periods indicated:

	Three Months Ended
	March 31,
	2010	2009
	(in thousands)
Restricted Group(1)
Net income (loss) attributable to common shareholders	€3,671	€(16,004)
Income taxes (benefits)	161	(208)
Interest expense	7,320	7,302
Investment (income) loss	(1,239)	(916)
Foreign exchange (gain) loss on debt	5,231	4,416
Loss on extinguishment of convertible notes	929	—

Operating income (loss)	16,073	(5,410)
Add: Depreciation and amortization	7,310	6,770

Operating EBITDA(1)	€23,383	€1,360

(1)	See Note 12 of the interim consolidated financial statements included elsewhere herein for a reconciliation to our consolidated results.
FORM 10-Q
QUARTERLY REPORT — PAGE 34

Liquidity and Capital Resources of the Restricted Group
The following table is a summary of selected financial information for the Restricted Group for the periods indicated:

	As at	As at
	March 31,	December 31,
	2010	2009
	(in thousands)
Restricted Group Financial Position(1)
Cash and cash equivalents	€26,083	€20,635
Working capital	76,116	57,015
Property, plant and equipment	375,279	362,311
Total assets	596,293	555,977
Long-term liabilities	320,706	301,173
Total equity	211,742	200,247

(1)	See Note 12 of the interim consolidated financial statements included elsewhere herein for a reconciliation to our consolidated results.
At March 31, 2010, the Restricted Group had cash and cash equivalents of approximately €26.1 million, compared to approximately €20.6 million at the end of 2009 and had working capital of approximately €76.1 million compared to working capital of approximately €57.0 million at the end of 2009. The increase in working capital was primarily due to the impact of higher sales realizations on accounts receivable in 2010.
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
In 2009, we were subject to several rating actions by Moody’s and S&P. In February 2009, S&P lowered our credit rating to B- with negative implications, citing the pulp market environment and potential liquidity issues. In June 2009, Moody’s downgraded our Probability of Default Rating (“PDR”) and Corporate Family Rating (“CFR”) to Caa1 from B2.
Certain corporate restructurings, including some exchange offers, can affect credit ratings. In December 2009, immediately following the completion of the exchange offer for our 2010 Convertible Notes, S&P initially lowered the Restricted Group’s credit rating to SD. Subsequently, on December 15, 2009, S&P raised the Restricted Group’s credit rating to CCC+ with a negative outlook, citing the reduction in debt maturing in 2010. In January 2010, S&P confirmed the CCC+ rating but changed their outlook to positive, citing improved liquidity but maintaining concern for pulp market volatility.
FORM 10-Q
QUARTERLY REPORT — PAGE 35

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
FORM 10-Q
QUARTERLY REPORT — PAGE 36

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
Demand for pulp has historically been determined by the level of economic growth and has been closely tied to overall business activity. From 2006 to mid-2008, pulp prices steadily improved. However, in the latter half of 2008, a global economic crisis resulted in a sharp decline of pulp prices from a high of $900 per ADMT to $635 per ADMT at the end of 2008. Beginning in the second quarter of 2009 prices began to improve, rising from a low of $575 per ADMT in March 2009 to $890 per ADMT at the end of the current quarter. As the global economic situation continues to improve, pulp prices will also likely continue to recover and experience further upward momentum. Nonetheless, there may be renewed price deterioration in the future.
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
FORM 10-Q
QUARTERLY REPORT — PAGE 37

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
QUARTERLY REPORT — PAGE 38

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks from changes in interest rates and foreign currency exchange rates, particularly the exchange rate between the Euro and the U.S. dollar and the Canadian dollar versus the U.S. dollar and the Euro. Changes in these rates may affect our results of operations and financial condition and, consequently, our fair value. We seek to manage these risks through internal risk management policies, as well as the use of derivatives. We use derivatives to reduce or limit our exposure to interest rate and currency risks. We may in the future use derivatives to reduce or limit our exposure to fluctuations in pulp prices. We also use derivatives to reduce our potential losses or to augment our potential gains, depending on our management’s perception of future economic events and developments. These types of derivatives are generally highly speculative in nature. They are also very volatile as they are highly leveraged given that margin requirements are relatively low in proportion to notional amounts.
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
All of our derivatives are marked to market at the end of each reporting period, and all unrealized gains and losses are recognized in earnings for a reporting period. We determine market valuations based primarily upon observable inputs including applicable yield curves.
During the first three months of 2010, we recorded an unrealized loss of €6.5 million on our outstanding interest rate derivatives compared to an unrealized loss of €15.0 million in the comparative period of 2009.
We are also subject to some energy price risk, primarily for the electricity that our operations purchase.
FORM 10-Q
QUARTERLY REPORT — PAGE 39

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
FORM 10-Q
QUARTERLY REPORT — PAGE 40

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Our wholly owned subsidiary, Zellstoff Celgar Limited (“Celgar”), reached an agreement with the City of Castlegar British Columbia (the “City”), in regard to our previously disclosed dispute over the City’s 2009 property tax rate bylaw. In accordance with such agreement, Celgar agreed to pay the remaining balance of its 2009 taxes owing to the City, including penalties and interest, and in return the City agreed to moderately reduce Celgar’s property taxes annually from 2010 to 2012, with additional moderate reductions possible between 2013 and 2015.
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
ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS

Exhibit
No.		Description

31.1		Section 302 Certification of Chief Executive Officer

31.2		Section 302 Certification of Chief Financial Officer

32.1	*	Section 906 Certification of Chief Executive Officer

32.2	*	Section 906 Certification of Chief Financial Officer

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
QUARTERLY REPORT — PAGE 41

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERCER INTERNATIONAL INC.

By:	/s/ David M. Gandossi David M. Gandossi
Secretary and Chief Financial Officer
Date: May 4, 2010
FORM 10-Q
QUARTERLY REPORT — PAGE 42