Form 10-Q
period 2010-06-30
MERCER INTERNATIONAL INC.
filed 2010-08-05
CIK 1333274

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☑ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES  ☐  NO  ☑
The Registrant had 36,551,325 shares of common stock outstanding as at August 4, 2010.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
MERCER INTERNATIONAL INC.
INTERIM CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2010
(Unaudited)
FORM 10-Q
QUARTERLY REPORT — PAGE 2

MERCER INTERNATIONAL INC.
INTERIM CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands of Euros)

	June 30,	December 31,
	2010	2009
ASSETS
Current assets
Cash and cash equivalents	€62,145	€51,291
Receivables	125,105	71,143
Inventories (Note 4)	89,582	72,629
Prepaid expenses and other	7,448	5,871

Total current assets	284,280	200,934

Long-term assets
Property, plant and equipment	872,843	868,558
Deferred note issuance and other	7,627	8,186
Deferred income tax	3,860	3,426
Note receivable	2,202	2,727

	886,532	882,897

Total assets	€1,170,812	€1,083,831

LIABILITIES
Current liabilities
Accounts payable and accrued expenses	€105,050	€85,185
Pension and other post-retirement benefit obligations (Note 7)	653	567
Debt (Note 5)	23,189	16,032

Total current liabilities	128,892	101,784

Long-term liabilities
Debt (Note 5)	845,992	813,142
Unrealized interest rate derivative losses (Notes 6 and 9)	63,880	52,873
Pension and other post-retirement benefit obligations (Note 7)	20,932	17,902
Capital leases and other	10,971	12,157

	941,775	896,074

Total liabilities	€1,070,667	€997,858

EQUITY
Shareholders’ equity
Share capital (Note 8)	202,973	202,844
Paid-in capital	(5,417)	(6,082)
Retained earnings (deficit)	(92,380)	(97,235)
Accumulated other comprehensive income (loss)	26,057	23,695

Total shareholders’ equity	131,233	123,222

Noncontrolling interest (deficit) (Note 10)	(31,088)	(37,249)

Total equity	100,145	85,973

Total liabilities and equity	€1,170,812	€1,083,831

Commitments and contingencies (Note 11)
The accompanying notes are an integral part of these interim consolidated financial statements.
FORM 10-Q
QUARTERLY REPORT — PAGE 3

MERCER INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands of Euros, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Revenues
Pulp	€228,293	€147,522	€399,414	€276,555
Energy	11,931	11,362	21,062	21,901

	240,224	158,884	420,476	298,456

Costs and expenses
Operating costs	168,275	149,033	308,684	281,030
Operating depreciation and amortization	14,106	13,539	27,830	26,940

	57,843	(3,688)	83,962	(9,514)
Selling, general and administrative expenses	9,955	6,032	18,050	13,177
Purchase (sale) of emission allowances	—	16	—	(542)

Operating income (loss)	47,888	(9,736)	65,912	(22,149)

Other income (expense)
Interest expense	(16,898)	(16,319)	(33,321)	(32,868)
Investment income (loss)	117	138	211	(3,064)
Foreign exchange gain (loss) on debt	(9,371)	5,170	(14,602)	754
Gain (loss) on extinguishment of convertible notes (Note 5)	—	—	(929)	—
Gain (loss) on derivative instruments (Note 6)	(4,462)	7,451	(11,008)	(7,562)

Total other income (expense)	(30,614)	(3,560)	(59,649)	(42,740)

Income (loss) before income taxes	17,274	(13,296)	6,263	(64,889)
Income tax benefit (provision) — current	(1,319)	(65)	(1,523)	(114)
— deferred	—	1,888	—	4,919

Net income (loss)	15,955	(11,473)	4,740	(60,084)
Less: net loss (income) attributable to noncontrolling interest	(3,554)	(3)	115	9,258

Net income (loss) attributable to common shareholders	€12,401	€(11,476)	€4,855	€(50,826)

Net income (loss) per share attributable to common shareholders (Note 3)
Basic	€0.34	€(0.32)	€0.13	€(1.40)

Diluted	€0.23	€(0.32)	€0.11	€(1.40)

The accompanying notes are an integral part of these interim consolidated financial statements.
FORM 10-Q
QUARTERLY REPORT — PAGE 4

MERCER INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF RETAINED EARNINGS (DEFICIT)
(Unaudited)
(In thousands of Euros)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Net income (loss) attributable to common shareholders	€12,401	€(11,476)	€4,855	€(50,826)
Retained earnings (deficit), beginning of period	(104,781)	(74,396)	(97,235)	(35,046)

Retained earnings (deficit), end of period	€(92,380)	€(85,872)	€(92,380)	€(85,872)

INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands of Euros)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Net income (loss)	€15,955	€(11,473)	€4,740	€(60,084)

Other comprehensive income (loss)
Foreign currency translation adjustment	(4,688)	14,603	2,944	9,234
Pension income (expense)	(234)	(22)	(600)	(39)
Unrealized gains (losses) on securities arising during the period	12	21	18	335

Other comprehensive income (loss)	(4,910)	14,602	2,362	9,530

Total comprehensive income (loss)	11,045	3,129	7,102	(50,554)

Comprehensive loss (income) attributable to noncontrolling interest	(3,554)	(3)	115	9,258

Comprehensive income (loss) attributable to common shareholders	€7,491	€3,126	€7,217	€(41,296)

The accompanying notes are an integral part of these interim consolidated financial statements.
FORM 10-Q
QUARTERLY REPORT — PAGE 5

MERCER INTERNATIONAL INC.

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands of Euros)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Cash flows from (used in) operating activities
Net income (loss) attributable to common shareholders	€12,401	€(11,476)	€4,855	€(50,826)
Adjustments to reconcile net income (loss) attributable to common shareholders to cash flows from operating activities
Loss (gain) on derivative instruments	4,462	(7,451)	11,008	7,562
Foreign exchange (gain) loss on debt	9,371	(5,170)	14,602	(754)
Loss (gain) on extinguishment of convertible notes	—	—	929	—
Depreciation and amortization	14,176	13,604	27,997	27,071
Accretion (income) expense	514	—	945	—
Noncontrolling interest	3,554	3	(115)	(9,258)
Deferred income taxes	—	(1,888)	—	(4,919)
Stock compensation expense	227	26	733	(8)
Pension and other post-retirement expense, net of funding	138	(7)	332	(23)
Inventory provisions	—	—	—	4,587
Other	844	925	1,847	(1,974)
Changes in current assets and liabilities
Receivables	(28,798)	4,727	(45,942)	24,708
Inventories	(5,724)	21,406	(10,983)	27,525
Accounts payable and accrued expenses	5,377	15,161	13,332	7,940
Other	687	(366)	(594)	634

Net cash from (used in) operating activities	17,229	29,494	18,946	32,265

Cash flows from (used in) investing activities
Purchase of property, plant and equipment	(14,542)	(7,835)	(20,392)	(15,541)
Proceeds on sale of property, plant and equipment	162	103	549	232
Cash, restricted	—	—	—	9,469
Notes receivable	579	120	495	241

Net cash from (used in) investing activities	(13,801)	(7,612)	(19,348)	(5,599)

Cash flows from (used in) financing activities
Repayment of notes payable and debt	—	—	(8,250)	(13,800)
Repayment of capital lease obligations	(603)	(536)	(1,607)	(1,218)
Proceeds from borrowings of notes payable and debt	6,390	—	6,390	10,000
Proceeds from government grants	1,144	—	10,559	—
Payment of deferred note issuance costs	—	—	—	(1,969)

Net cash from (used in) financing activities	6,931	(536)	7,092	(6,987)

Effect of exchange rate changes on cash and cash equivalents	3,094	(482)	4,164	(31)

Net increase (decrease) in cash and cash equivalents	13,453	20,864	10,854	19,648
Cash and cash equivalents, beginning of period	48,692	41,236	51,291	42,452

Cash and cash equivalents, end of period	€62,145	€62,100	€62,145	€62,100

The accompanying notes are an integral part of these interim consolidated financial statements.
FORM 10-Q
QUARTERLY REPORT — PAGE 6

MERCER INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited)
(In thousands of Euros)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Supplemental disclosure of cash flow information
Cash paid (received) during the period for
Interest	€14,604	€2,952	€29,033	€31,210
Income taxes	(37)	43	29	72
Supplemental schedule of non-cash investing and financing activities
Acquisition of production and other equipment under capital lease obligations	€318	€80	€530	€116
Decrease in accounts payable relating to investing activities	(12,843)	(1,602)	(13,826)	(1,141)
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
Note 2. Stock-Based Compensation
In June 2010, the Company adopted a new stock incentive plan (the “2010 Plan”) which provides for options, restricted stock rights, restricted stock, performance shares, performance share units and stock appreciation rights to be awarded to employees, consultants and non-employee directors. The 2010 Plan replaced the Company’s 2004 stock incentive plan (the “2004 Plan”). However, the terms of the 2004 Plan will govern prior awards until all awards granted under the 2004 Plan have been exercised, forfeited, cancelled, expired, or otherwise terminated in accordance with the terms thereof. The Company may grant up to a maximum of 2,000,000 common shares plus the number of common shares remaining available for grant pursuant to the 2004 Plan.
Performance Stock
Grants of performance stock comprise rights to receive stock at a future date that are contingent on the Company and the grantee achieving certain performance objectives.
During the three and six months ended June 30, 2010, potential stock based performance awards totaled 578,165, which potentially vest on December 31, 2010 (2009 — 530,623). Expense (income) recognized for the three and six month periods ended June 30, 2010 was €194 and €709, respectively (2009 — €5 and €(55)).
The fair value of performance stock is determined based upon the number of shares awarded and the quoted price of the Company’s stock at the reporting date. Performance stock generally cliff vest three years from the award date.
FORM 10-Q
QUARTERLY REPORT — PAGE 9

MERCER INTERNATIONAL INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands of Euros, except per share data)
Note 2. Stock-Based Compensation (continued)
On February 11, 2010, the Company awarded a total of 13,000 performance stock to two employees. As of June 30, 2010, no performance stock had vested (2009 — nil). During the three and six month period ended June 30, 2010, no performance stock were cancelled (2009 — nil and nil).
Restricted Stock
The fair value of restricted stock is determined based upon the number of shares granted and the quoted price of the Company’s stock on the date of grant. Restricted stock generally vests over one year. Expense is recognized on a straight-line basis over the vesting period. Expense recognized for the three and six month periods ended June 30, 2010 was €22 and €24, respectively (2009 — €21 and €47).
In the second quarter, 56,000 restricted stock awards were granted to directors of the Company (2009 — nil). No restricted stock awards were granted in the first quarter of 2010 or 2009 and there were no restricted stock awards cancelled during the three and six month periods ended June 30, 2010 (2009 — nil and nil). As at June 30, 2010, 77,000 restricted stock awards remain unvested.
As at June 30, 2010, the total remaining unrecognized compensation cost related to restricted stock amounted to approximately €226 (2009 — €nil), which will be amortized over their remaining vesting periods.
Stock Options
During the three and six month periods ended June 30, 2010 and 2009, no options were exercised, cancelled or granted and 738,334 options expired during the first quarter of 2010 (2009 — nil).
FORM 10-Q
QUARTERLY REPORT — PAGE 10

MERCER INTERNATIONAL INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands of Euros, except per share data)
Note 3. Net Income (Loss) Per Share Attributable to Common Shareholders

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net income (loss) attributable to common shareholders — basic	€12,401	€(11,476)	€4,855	€(50,826)
Interest on convertible notes, net of tax	747	—	1,437	—

Net income (loss) attributable to common shareholders — diluted	€13,148	€(11,476)	€6,292	€(50,826)

Net income (loss) per share attributable to common shareholders
Basic	€0.34	€(0.32)	€0.13	€(1.40)

Diluted	€0.23	€(0.32)	€0.11	€(1.40)

Weighted average number of common shares outstanding
Basic(1)	36,349,340	36,289,181	36,334,846	36,287,115
Effect of dilutive instruments
Performance rights	425,668	—	429,865	—
Restricted stock	22,067	—	16,498	—
Stock options and awards	—	—	—	—
Convertible notes	20,197,563	—	20,212,058	—

Diluted	56,994,638	36,289,181	56,993,267	36,287,115

(1)	The basic weighted average number of shares excludes performance and restricted stock which have been issued, but have not vested as at June 30, 2010 and 2009.
The calculation of diluted net income (loss) per share attributable to common shareholders does not assume the exercise of any instruments that would have an anti-dilutive effect on earnings per share.
Stock options and awards excluded from the calculation of diluted income (loss) per share attributable to common shareholders because they are anti-dilutive represented 190,000 shares for the three and six month periods ended June 30, 2010 (2009 — 928,334).
Shares associated with the convertible notes excluded from the calculation of diluted income (loss) per share attributable to common shareholders because they are anti-dilutive represented 8,678,065 shares for the three and six month periods ended June 30, 2009.
Performance stock excluded from the calculation of diluted income (loss) per share attributable to common shareholders because they are anti-dilutive represented 369,924 shares for the three and six month periods ended June 30, 2009.
Note 4. Inventories

	June 30, 2010	December 31, 2009
Raw materials	€39,255	€24,888
Finished goods	24,081	24,198
Work in process and other	26,246	23,543

	€89,582	€72,629

FORM 10-Q
QUARTERLY REPORT — PAGE 11

MERCER INTERNATIONAL INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands of Euros, except per share data)
Note 5. Debt
Debt consists of the following:

	June 30, 2010	December 31, 2009
Note payable to bank, included in a total loan credit facility of €827,950 to finance the construction related to the Stendal mill (a)	€506,323	€514,574
Senior notes due February 2013, interest at 9.25% accrued and payable semi-annually, unsecured (b)	252,238	216,299
Subordinated convertible notes due October 2010, interest at 8.5% accrued and payable semi-annually (c)	1,851	16,749
Subordinated convertible notes due January 2012, interest at 8.5% accrued and payable semi-annually (d)	50,151	26,160
Credit agreement with a lender with respect to a revolving credit facility of C$40 million (e)	23,782	16,000
Loan payable to the noncontrolling shareholder of the Stendal mill (f)	30,485	35,881
Credit agreement with a bank with respect to a revolving credit facility of €25,000 (g)	—	—
Investment loan agreement with a lender with respect to the wash press project at the Rosenthal mill of €4,351 (h)	4,351	3,511
Credit agreement with a bank with respect to a revolving credit facility of €3,500 (i)	—	—

	869,181	829,174
Less: current portion	(23,189)	(16,032)

Debt, less current portion	€845,992	€813,142

The Company made scheduled principal repayments under these facilities of €8,250 during the six months ended June 30, 2010 (2009 — €13,800). As of June 30, 2010, the principal maturities of debt are as follows:

Matures	Amount
2010	€8,062
2011	24,255
2012	75,822
2013(1)	317,108
2014	40,543
Thereafter	403,391

€869,181

(1)	Includes revolving credit facility principal amounts totalling €23,782.
FORM 10-Q
QUARTERLY REPORT — PAGE 12

MERCER INTERNATIONAL INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands of Euros, except per share data)
Note 5. Debt (continued)
Certain of the Company’s debt agreements were issued under an indenture which, among other things, restricts its ability and the ability of its restricted subsidiaries to make certain payments. These limitations are subject to other important qualifications and exceptions. As at June 30, 2010, the Company was in compliance with the terms of the indenture.
(a)
Note payable to bank, included in a total loan facility of €827,950 to finance the construction related to the Stendal mill (“Stendal Loan Facility”), interest at rates varying from Euribor plus 0.90% to Euribor plus 1.50% (rates on amounts of borrowing at June 30, 2010 range from 1.85% to 2.44%), principal due in required installments beginning September 30, 2006 until September 30, 2017, collateralized by the assets of the Stendal mill, with 48% and 32% guaranteed by the Federal Republic of Germany and the State of Saxony-Anhalt, respectively, of up to €468,823 of outstanding principal, subject to a debt service reserve account required to pay amounts due in the following twelve months under the terms of the Stendal Loan Facility; payment of dividends is only permitted if certain cash flow requirements are met.

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

MERCER INTERNATIONAL INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands of Euros, except per share data)
Note 5. Debt (continued)
(c)
As at June 30, 2010, the Subordinated Convertible Notes due October 2010 had approximately $2.3 million of principal outstanding. The Subordinated Convertible Notes due October 2010, bear interest at 8.5% accrued and payable semi-annually, are convertible at any time by the holder into common shares of the Company at $7.75 per share and are unsecured. The Company may redeem for cash all or a portion of these notes at any time at 100% of the principal amount of the notes plus accrued and unpaid interest up to the redemption date. See Note 5(d).

(d)
On December 10, 2009, the Company exchanged approximately $43.3 million of Subordinated Convertible Notes due October 2010 through private exchange agreements with the holders thereof for approximately $43.8 million of Subordinated Convertible Notes due January 2012. On January 22, 2010, through an exchange offer, the Company exchanged a further $21.7 million of Subordinated Convertible Notes due October 2010 for approximately $22.0 million of the Company’s Subordinated Convertible Notes due January 2012. The Company recognized both exchange transactions of the Subordinated Convertible Notes as extinguishments of debt in accordance with ASC Topic 470, Debt, because the fair value of the embedded conversion option changed by more than 10% in both transactions. As a result, for the year ended December 31, 2009, the Company accounted for the December 10, 2009 exchange as a debt extinguishment and recognized a gain of €4,447 in the Consolidated Statement of Operations. For the six months ended June 30, 2010, the Company recognized a loss of €929 as a result of the January 22, 2010 exchange. The gain and loss, which were determined using fair market values prevailing at the time of the transactions, will both be accreted to income through to January 2012 through interest expense yielding an effective interest rate of approximately 13% on the December 10, 2009 exchange and 3% on the January 22, 2010 exchange.

The Subordinated Convertible Notes due January 2012 bear interest at 8.5%, accrued and payable semi-annually, are convertible at anytime by the holder into common shares of the Company at $3.30 per share and are unsecured. The Company may redeem for cash all or a portion of the notes on or after July 15, 2011 at 100% of the principal amount of the notes plus accrued interest up to the redemption date. During the six months ended June 30, 2010, $169,027 of Subordinated Convertible Notes due January 2012 were converted into 51,218 shares.

FORM 10-Q
QUARTERLY REPORT — PAGE 14

MERCER INTERNATIONAL INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands of Euros, except per share data)
Note 5. Debt (continued)
(e)
Credit agreement with respect to a revolving credit facility of C$40.0 million for the Celgar mill. The credit agreement matures May 2013. Borrowings under the credit agreement are collateralized by the mill’s inventory and receivables and are restricted by a borrowing base calculated on the mill’s inventory and receivables. Canadian dollar denominated amounts bear interest at bankers acceptance plus 3.75% or Canadian prime plus 2.00%. U.S. dollar denominated amounts bear interest at LIBOR plus 3.75% or U.S. base plus 2.00%. As at June 30, 2010, this facility was accruing interest at a rate of approximately 4.42% and the undrawn amount was approximately C$8.0 million.

(f)
Loans payable to the noncontrolling shareholder of the Stendal mill bear interest at 7%, which is accrued semi-annually. The loan payable is unsecured, subordinated to all liabilities of the Stendal mill, and is due in 2017. The balance includes principal and accrued interest. See Note 10 — Noncontrolling Interest.

(g)
A €25,000 working capital facility at the Rosenthal mill that matures in December 2012. Borrowings under the facility are collateralized by the mill’s inventory and receivables and bear interest at approximately Euribor plus 3.50%. As at June 30, 2010, approximately €2,100 of this facility was supporting bank guarantees leaving approximately €22,900 undrawn.

(h)
On August 19, 2009 the Company finalized an investment loan agreement with a lender relating to the new wash press at the Rosenthal mill. The four-year amortizing investment loan was completed with a total facility of €4,351 bearing interest at the rate of Euribor plus 2.75%. Borrowings under this agreement are secured by the new wash press equipment. As at June 30, 2010, this facility was drawn by €4,351 and was accruing interest at a rate of 3.20%.

(i)
On February 8, 2010 the Rosenthal mill finalized a credit agreement with a lender for a €3,500 facility maturing in December 2012. Borrowings under the facility will bear interest at the rate of the 3-month Euribor plus 3.5% and are secured by certain land at our Rosenthal mill. As at June 30, 2010, this facility was undrawn.

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

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands of Euros, except per share data)
Note 6. Derivative Transactions (continued)
During 2004, the Company entered into certain variable-to-fixed interest rate swaps in connection with the Stendal Loan Facility with respect to an aggregate maximum principal amount of approximately €612,600 of the total indebtedness under the Stendal Loan Facility. Under the interest rate swaps, the Company pays a fixed rate and receives a floating rate with the interest payments being calculated on a notional amount. Currently, the contracts have an aggregate notional amount of €467,926 at a fixed interest rate of 5.28% and they mature October 2017 (generally matching the maturity of the Stendal Loan Facility). The Company substantially converted the Stendal Loan Facility from a variable interest rate loan into a fixed interest rate loan, thereby reducing interest rate uncertainty.
The Company recognized an unrealized loss of €4,462 and €11,008, respectively, with respect to these interest rate swaps for the three and six months ended June 30, 2010 (2009 — gain of €7,451 and loss of €7,562), in the “Gain (loss) on derivative instruments” line in the Interim Consolidated Statement of Operations and Interim Consolidated Statement of Cash Flows. Derivative instruments are required to be measured at their fair value. Accordingly, the fair value of the interest rate swap is presented in “Unrealized interest rate derivative losses” within the long-term liabilities section in the Interim Consolidated Balance Sheets, which currently amounts to a cumulative unrealized loss of €63,880 (2009 — €52,873).
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
Pension benefits are based on employees’ earnings and years of service. The Celgar Plans are funded by contributions from the Company based on actuarial estimates and statutory requirements. Pension contributions for the three and six month periods ended June 30, 2010 totaled €247 and €399, respectively (2009 — €235 and €583).
The Company anticipates based on actuarial estimates that it will make contributions to the defined benefit pension plan of approximately €319 in 2010.
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

	Three Months Ended June 30,
	2010		2009
		Post-		Post-
	Pension	Retirement	Pension	Retirement
	Benefits	Benefits	Benefits	Benefits

Service cost	€21	€102	€14	€84
Interest cost	437	202	377	203
Expected return on plan assets	(409)	—	(317)	—
Recognized net loss (gain)	115	(81)	35	(59)

Net periodic benefit cost	€164	€223	€109	€228

	Six Months Ended June 30,
	2010		2009
		Post-		Post-
	Pension	Retirement	Pension	Retirement
	Benefits	Benefits	Benefits	Benefits

Service cost	€40	€195	€28	€167
Interest cost	832	384	747	401
Expected return on plan assets	(778)	—	(628)	—
Recognized net loss (gain)	218	(154)	69	(116)

Net periodic benefit cost	€312	€425	€216	€452

Note 8. Share Capital
Common shares
The Company has authorized 200,000,000 common shares (2009 — 200,000,000) with a par value of $1 per share.
During the six months ended June 30, 2010, 51,218 shares were issued as a result of certain holders of the Company’s Subordinated Convertible Notes due January 2012 exercising their conversion option. See Note 5(d) — Debt.
As at June 30, 2010 and December 31, 2009, the Company had 36,551,325 and 36,443,487 common shares issued and outstanding, respectively.
FORM 10-Q
QUARTERLY REPORT — PAGE 17

MERCER INTERNATIONAL INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands of Euros, except per share data)
Note 8. Share Capital (continued)
Preferred shares
The Company has authorized 50,000,000 preferred shares (2009 — 50,000,000) with $1 par value issuable in series, of which 2,000,000 shares have been designated as Series A. The preferred shares may be issued in one or more series and with such designations and preferences for each series as shall be stated in the resolutions providing for the designation and issue of each such series adopted by the Board of Directors of the Company. The Board of Directors is authorized by the Company’s articles of incorporation to determine the voting, dividend, redemption and liquidation preferences pertaining to each such series. As at June 30, 2010, no preferred shares had been issued by the Company.
Note 9. Financial Instruments
The fair value of financial instruments at June 30, 2010 and December 31, 2009 is summarized as follows:

	June 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Cash and cash equivalents	€62,145	€62,145	€51,291	€51,291
Investments	155	155	135	135
Receivables	125,105	125,105	71,143	71,143
Notes receivable	3,897	3,897	3,819	3,819
Accounts payable and accrued expenses	105,050	105,050	85,185	85,185
Debt	869,181	865,684	829,174	769,207
Interest rate derivative contracts — liability	63,880	63,880	52,873	52,873
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
The following table presents a summary of the Company’s outstanding financial instruments and their estimated fair values under the hierarchy defined in ASC 820:

	Fair value measurements at June 30, 2010 using:
	Quoted prices in
	active markets for	Significant other	Significant
	identical assets	observable inputs	unobservable inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total

Assets
Investments (a)	€155	€—	€—	€155

Liabilities
Derivatives (b) — Interest rate swaps	€—	€63,880	€—	€63,880

(a)	Based on observable market data.

(b)	Based on observable inputs for the liability (yield curves observable at specific intervals).
FORM 10-Q
QUARTERLY REPORT — PAGE 19

MERCER INTERNATIONAL INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands of Euros, except per share data)
Note 10. Noncontrolling Interest
During the first quarter of 2010, the noncontrolling interest holder agreed to convert certain interest claims totaling €6,275 borne from shareholder loans into a capital contribution. As a result of this conversion, the Company reduced the amount owing to the noncontrolling shareholder and decreased the noncontrolling shareholder’s share of losses.
Note 11. Commitments and Contingencies
As part of the Company’s Green Energy project (the “Green Energy Project”) for the Celgar mill, during 2009 and 2010 the Company entered into a number of contracts for the purchase of a new 48 megawatt condensing turbine-generator set, as well as other related equipment commitments. As at June 30, 2010, the value of the project remaining to be completed is approximately €9,700 (C$12.6 million), a majority of which is due to be paid within the next year and is being funded by the Canadian Federal Government’s Pulp and Paper Green Transformation Program (the “Program”). Pursuant to a contribution agreement finalized in November 2009, the Program will provide approximately C$40.0 million to complete the Green Energy Project. The Company is also eligible for an additional C$17.7 million under the Program for future qualifying projects.
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
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands of Euros, except per share data)
Note 12. Restricted Group Supplemental Disclosure
The terms of the indenture governing our 9.25% senior unsecured notes require that we provide the results of operations and financial condition of Mercer International Inc. and our restricted subsidiaries under the indenture, collectively referred to as the “Restricted Group”. As at and during the three and six months ended June 30, 2010 and 2009, the Restricted Group was comprised of Mercer International Inc., certain holding subsidiaries and our Rosenthal and Celgar mills. The Restricted Group excludes the Stendal mill.
Combined Condensed Balance Sheet

	June 30, 2010
	Restricted	Unrestricted		Consolidated
	Group	Subsidiaries	Eliminations	Group
ASSETS
Current assets
Cash and cash equivalents	€39,485	€22,660	€—	€62,145
Receivables	69,176	55,929	—	125,105
Inventories	58,250	31,332	—	89,582
Prepaid expenses and other	4,752	2,696	—	7,448

Total current assets	171,663	112,617	—	284,280

Property, plant and equipment	378,462	494,381	—	872,843
Deferred note issuance and other	3,139	4,488	—	7,627
Deferred income tax	3,860	—	—	3,860
Due from unrestricted group	76,008	—	(76,008)	—
Note receivable	2,202	—	—	2,202

Total assets	€635,334	€611,486	€(76,008)	€1,170,812

LIABILITIES
Current liabilities
Accounts payable and accrued expenses	€65,421	€39,629	€—	€105,050
Pension and other post-retirement benefit obligations	653	—	—	653
Debt	2,939	20,250	—	23,189

Total current liabilities	69,013	59,879	—	128,892

Debt	329,434	516,558	—	845,992
Due to restricted group	—	76,008	(76,008)	—
Unrealized interest rate derivative losses	—	63,880	—	63,880
Pension and other post-retirement benefit obligations	20,932	—	—	20,932
Capital leases and other	6,806	4,165	—	10,971

Total liabilities	426,185	720,490	(76,008)	€1,070,667

EQUITY
Total shareholders’ equity (deficit)	209,149	(77,916)	—	131,233
Noncontrolling interest (deficit)	—	(31,088)	—	(31,088)

Total liabilities and equity	€635,334	€611,486	€(76,008)	€1,170,812

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

MERCER INTERNATIONAL INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands of Euros, except per share data)
Note 12. Restricted Group Supplemental Disclosure (continued)
Combined Condensed Statements of Operations

	Three Months Ended June 30, 2010
	Restricted	Unrestricted		Consolidated
	Group	Subsidiaries	Eliminations	Group
Revenues
Pulp	€124,840	€103,453	€—	€228,293
Energy	3,840	8,091	—	11,931

	128,680	111,544	—	240,224

Operating costs	95,870	72,405	—	168,275
Operating depreciation and amortization	7,628	6,478	—	14,106
Selling, general and administrative expenses and other	6,730	3,225	—	9,955

	110,228	82,108	—	192,336

Operating income (loss)	18,452	29,436	—	47,888

Other income (expense)
Interest expense	(7,957)	(10,116)	1,175	(16,898)
Investment income (loss)	1,285	7	(1,175)	117
Foreign exchange gain (loss) on debt	(9,371)	—	—	(9,371)
Gain (loss) on derivative instruments	—	(4,462)	—	(4,462)

Total other income (expense)	(16,043)	(14,571)	—	(30,614)

Income (loss) before income taxes	2,409	14,865	—	17,274
Income tax benefit (provision)	(334)	(985)	—	(1,319)

Net income (loss)	2,075	13,880	—	15,955
Less: net (income) loss attributable to noncontrolling interest	—	(3,554)	—	(3,554)

Net income (loss) attributable to common shareholders	€2,075	€10,326	€—	€12,401

	Three Months Ended June 30, 2009
	Restricted	Unrestricted		Consolidated
	Group	Subsidiaries	Eliminations	Group
Revenues
Pulp	€76,443	€71,079	€—	€147,522
Energy	3,945	7,417	—	11,362

	80,388	78,496	—	158,884

Operating costs	79,793	69,240	—	149,033
Operating depreciation and amortization	6,888	6,651	—	13,539
Selling, general and administrative expenses and other	3,314	2,734	—	6,048

	89,995	78,625	—	168,620

Operating income (loss)	(9,607)	(129)	—	(9,736)

Other income (expense)
Interest expense	(6,927)	(10,513)	1,121	(16,319)
Investment income (loss)	1,234	25	(1,121)	138
Foreign exchange gain (loss) on debt	5,170	—	—	5,170
Gain (loss) on derivative instruments	—	7,451	—	7,451

Total other income (expense)	(523)	(3,037)	—	(3,560)

Income (loss) before income taxes	(10,130)	(3,166)	—	(13,296)
Income tax benefit (provision)	(1,149)	2,972	—	1,823

Net income (loss)	(11,279)	(194)	—	(11,473)
Less: net (income) loss attributable to noncontrolling interest	—	(3)	—	(3)

Net income (loss) attributable to common shareholders	€(11,279)	€(197)	€—	€(11,476)

FORM 10-Q
QUARTERLY REPORT — PAGE 23

MERCER INTERNATIONAL INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands of Euros, except per share data)
Note 12. Restricted Group Supplemental Disclosure (continued)
Combined Condensed Statements of Operations

	Six Months Ended June 30, 2010
	Restricted	Unrestricted		Consolidated
	Group	Subsidiaries	Eliminations	Group

Revenues
Pulp	€231,257	€168,157	€—	€399,414
Energy	7,215	13,847	—	21,062

	238,472	182,004	—	420,476

Operating costs	177,535	131,149	—	308,684
Operating depreciation and amortization	14,841	12,989	—	27,830
Selling, general and administrative expenses and other	11,571	6,479	—	18,050

	203,947	150,617	—	354,564

Operating income (loss)	34,525	31,387	—	65,912

Other income (expense)
Interest expense	(15,277)	(20,380)	2,336	(33,321)
Investment income (loss)	2,524	23	(2,336)	211
Foreign exchange gain (loss) on debt	(14,602)	—	—	(14,602)
Gain (loss) on extinguishment of convertible notes	(929)	—	—	(929)
Gain (loss) on derivative instruments	—	(11,008)	—	(11,008)

Total other income (expense)	(28,284)	(31,365)	—	(59,649)

Income (loss) before income taxes	6,241	22	—	6,263
Income tax benefit (provision)	(495)	(1,028)	—	(1,523)

Net income (loss)	5,746	(1,006)	—	4,740
Less: net (income) loss attributable to noncontrolling interest	—	115	—	115

Net income (loss) attributable to common shareholders	€5,746	€(891)	€—	€4,855

	Six Months Ended June 30, 2009
	Restricted	Unrestricted		Consolidated
	Group	Subsidiaries	Eliminations	Group

Revenues
Pulp	€151,459	€125,096	€—	€276,555
Energy	7,961	13,940	—	21,901

	159,420	139,036	—	298,456

Operating costs	154,228	126,802	—	281,030
Operating depreciation and amortization	13,592	13,348	—	26,940
Selling, general and administrative expenses and other	6,617	6,018	—	12,635

	174,437	146,168	—	320,605

Operating income (loss)	(15,017)	(7,132)	—	(22,149)

Other income (expense)
Interest expense	(14,229)	(20,869)	2,230	(32,868)
Investment income (loss)	2,150	(2,984)	(2,230)	(3,064)
Foreign exchange gain (loss) on debt	754	—	—	754
Gain (loss) on derivative instruments	—	(7,562)	—	(7,562)

Total other income (expense)	(11,325)	(31,415)	—	(42,740)

Income (loss) before income taxes	(26,342)	(38,547)	—	(64,889)
Income tax benefit (provision)	(941)	5,746	—	4,805

Net income (loss)	(27,283)	(32,801)	—	(60,084)
Less: net (income) loss attributable to noncontrolling interest	—	9,258	—	9,258

Net income (loss) attributable to common shareholders	€(27,283)	€(23,543)	€—	€(50,826)

FORM 10-Q
QUARTERLY REPORT — PAGE 24

MERCER INTERNATIONAL INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands of Euros, except per share data)
Note 12. Restricted Group Supplemental Disclosure (continued)
Combined Condensed Statement of Cash Flows

	Three Months Ended June 30, 2010
	Restricted	Unrestricted	Consolidated
	Group	Group	Group
Cash flows from (used in) operating activities
Net income (loss) attributable to common shareholders	€2,075	€10,326	€12,401
Adjustments to reconcile net income (loss) attributable to common shareholders to cash flows from operating activities
Loss (gain) on derivative instruments	—	4,462	4,462
Foreign exchange loss (gain) on debt	9,371	—	9,371
Depreciation and amortization	7,698	6,478	14,176
Accretion (income) expense	514	—	514
Noncontrolling interest	—	3,554	3,554
Stock compensation expense	227	—	227
Pension and other post-retirement expense, net of funding	138	—	138
Other	182	662	844
Changes in current assets and liabilities
Receivables	(10,186)	(18,612)	(28,798)
Inventories	810	(6,534)	(5,724)
Accounts payable and accrued expenses	10,567	(5,190)	5,377
Other(1)	(4,860)	5,547	687

Net cash from (used in) operating activities	16,536	693	17,229

Cash flows from (used in) investing activities
Purchase of property, plant and equipment	(14,148)	(394)	(14,542)
Proceeds on sale of property, plant and equipment	9	153	162
Note receivable	579	—	579

Net cash from (used in) investing activities	(13,560)	(241)	(13,801)

Cash flows from (used in) financing activities
Repayment of capital lease obligations	(202)	(401)	(603)
Proceeds from borrowings of notes payable and debt	6,390	—	6,390
Proceeds from government grants	1,144	—	1,144

Net cash from (used in) financing activities	7,332	(401)	6,931

Effect of exchange rate changes on cash and cash equivalents	3,094	—	3,094

Net increase (decrease) in cash and cash equivalents	13,402	51	13,453
Cash and cash equivalents, beginning of period	26,083	22,609	48,692

Cash and cash equivalents, end of period	€39,485	€22,660	€62,145

(1)	Includes intercompany working capital related transactions.
FORM 10-Q
QUARTERLY REPORT — PAGE 25

MERCER INTERNATIONAL INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands of Euros, except per share data)
Note 12. Restricted Group Supplemental Disclosure (continued)
Combined Condensed Statement of Cash Flows

	Three Months Ended June 30, 2009
	Restricted	Unrestricted	Consolidated
	Group	Group	Group
Cash flows from (used in) operating activities
Net income (loss) attributable to common shareholders	€(11,279)	€(197)	€(11,476)
Adjustments to reconcile net income (loss) attributable to common shareholders to cash flows from operating activities
Loss (gain) on derivative instruments	—	(7,451)	(7,451)
Foreign exchange loss (gain) on debt	(5,170)	—	(5,170)
Depreciation and amortization	6,953	6,651	13,604
Noncontrolling interest	—	3	3
Deferred income taxes	1,135	(3,023)	(1,888)
Stock compensation expense	26	—	26
Pension and other post-retirement expense, net of funding	(7)	—	(7)
Other	370	555	925
Changes in current assets and liabilities
Receivables	6,462	(1,735)	4,727
Inventories	9,715	11,691	21,406
Accounts payable and accrued expenses	6,129	9,032	15,161
Other(1)	(1,348)	982	(366)

Net cash from (used in) operating activities	12,986	16,508	29,494

Cash flows from (used in) investing activities
Purchase of property, plant and equipment	(7,352)	(483)	(7,835)
Proceeds on sale of property, plant and equipment	46	57	103
Note receivable	120	—	120

Net cash from (used in) investing activities	(7,186)	(426)	(7,612)

Cash flows from (used in) financing activities
Repayment of capital lease obligations	(158)	(378)	(536)

Net cash from (used in) financing activities	(158)	(378)	(536)

Effect of exchange rate changes on cash and cash equivalents	(482)	—	(482)

Net increase (decrease) in cash and cash equivalents	5,160	15,704	20,864
Cash and cash equivalents, beginning of period	28,682	12,554	41,236

Cash and cash equivalents, end of period	€33,842	€28,258	€62,100

(1)	Includes intercompany working capital related transactions.
FORM 10-Q
QUARTERLY REPORT — PAGE 26

MERCER INTERNATIONAL INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands of Euros, except per share data)
Note 12. Restricted Group Supplemental Disclosure (continued)
Combined Condensed Statement of Cash Flows

	Six Months Ended June 30, 2010
	Restricted	Unrestricted	Consolidated
	Group	Group	Group
Cash flows from (used in) operating activities
Net income (loss) attributable to common shareholders	€5,746	€(891)	€4,855
Adjustments to reconcile net income (loss) attributable to common shareholders to cash flows from operating activities
Loss (gain) on derivative instruments	—	11,008	11,008
Foreign exchange loss (gain) on debt	14,602	—	14,602
Loss (gain) on extinguishment of convertible notes	929	—	929
Depreciation and amortization	15,008	12,989	27,997
Accretion (income) expense	945	—	945
Noncontrolling interest	—	(115)	(115)
Stock compensation expense	733	—	733
Pension and other post-retirement expense, net of funding	332	—	332
Other	570	1,277	1,847
Changes in current assets and liabilities
Receivables	(26,568)	(19,374)	(45,942)
Inventories	617	(11,600)	(10,983)
Accounts payable and accrued expenses	7,722	5,610	13,332
Other(1)	(3,798)	3,204	(594)

Net cash from (used in) operating activities	16,838	2,108	18,946

Cash flows from (used in) investing activities
Purchase of property, plant and equipment	(19,075)	(1,317)	(20,392)
Proceeds on sale of property, plant and equipment	63	486	549
Note receivable	495	—	495

Net cash from (used in) investing activities	(18,517)	(831)	(19,348)

Cash flows from (used in) financing activities
Repayment of notes payable and debt	—	(8,250)	(8,250)
Repayment of capital lease obligations	(584)	(1,023)	(1,607)
Proceeds from borrowings of notes payable and debt	6,390	—	6,390
Proceeds from government grants	10,559	—	10,559

Net cash from (used in) financing activities	16,365	(9,273)	7,092

Effect of exchange rate changes on cash and cash equivalents	4,164	—	4,164

Net increase (decrease) in cash and cash equivalents	18,850	(7,996)	10,854
Cash and cash equivalents, beginning of period	20,635	30,656	51,291

Cash and cash equivalents, end of period	€39,485	€22,660	€62,145

(1)	Includes intercompany working capital related transactions.
FORM 10-Q
QUARTERLY REPORT — PAGE 27

MERCER INTERNATIONAL INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands of Euros, except per share data)
Note 12. Restricted Group Supplemental Disclosure (continued)
Combined Condensed Statement of Cash Flows

	Six Months Ended June 30, 2009
	Restricted	Unrestricted	Consolidated
	Group	Group	Group
Cash flows from (used in) operating activities
Net income (loss) attributable to common shareholders	€(27,283)	€(23,543)	€(50,826)
Adjustments to reconcile net income (loss) attributable to common shareholders to cash flows from operating activities
Loss (gain) on derivative instruments	—	7,562	7,562
Foreign exchange loss (gain) on debt	(754)	—	(754)
Depreciation and amortization	13,723	13,348	27,071
Noncontrolling interest	—	(9,258)	(9,258)
Deferred income taxes	909	(5,828)	(4,919)
Stock compensation expense	(8)	—	(8)
Pension and other post-retirement expense, net of funding	(23)	—	(23)
Inventory provisions	3,233	1,354	4,587
Other	350	(2,324)	(1,974)
Changes in current assets and liabilities
Receivables	22,215	2,493	24,708
Inventories	11,314	16,211	27,525
Accounts payable and accrued expenses	6,523	1,417	7,940
Other(1)	(12,463)	13,097	634

Net cash from (used in) operating activities	17,736	14,529	32,265

Cash flows from (used in) investing activities
Purchase of property, plant and equipment	(14,527)	(1,014)	(15,541)
Proceeds on sale of property, plant and equipment	98	134	232
Cash, restricted	—	9,469	9,469
Note receivable	241	—	241

Net cash from (used in) investing activities	(14,188)	8,589	(5,599)

Cash flows from (used in) financing activities
Repayment of notes payable and debt	(5,550)	(8,250)	(13,800)
Repayment of capital lease obligations	(301)	(917)	(1,218)
Proceeds form borrowings of notes payables and debt	10,000	—	10,000
Payment of deferred note issuance costs	—	(1,969)	(1,969)

Net cash from (used in) financing activities	4,149	(11,136)	(6,987)

Effect of exchange rate changes on cash and cash equivalents	(31)	—	(31)

Net increase (decrease) in cash and cash equivalents	7,666	11,982	19,648
Cash and cash equivalents, beginning of period	26,176	16,276	42,452

Cash and cash equivalents, end of period	€33,842	€28,258	€62,100

(1)	Includes intercompany working capital related transactions.
FORM 10-Q
QUARTERLY REPORT — PAGE 28

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
In this document: (i) unless the context otherwise requires, references to “we”, “our”, “us”, the “Company” or “Mercer” mean Mercer International Inc. and its subsidiaries; (ii) references to “Mercer Inc.” mean the Company excluding its subsidiaries; (iii) information is provided as of June 30, 2010, unless otherwise stated; (iv) all references to monetary amounts are to “Euros”, the lawful currency adopted by most members of the European Union, unless otherwise stated; (v) “€” refers to Euros, “$” refers to U.S. dollars and “C$” refers to Canadian dollars; and (vi) “ADMTs” refers to air-dried metric tonnes.
Results of Operations
General
We operate three northern bleached softwood kraft (“NBSK”) pulp mills through our wholly owned subsidiaries, Rosenthal and Celgar, and our 74.9% owned subsidiary, Stendal, which have a consolidated annual production capacity of approximately 1.5 million ADMTs.
The following discussion and analysis of our results of operations and financial condition for the three and six months ended June 30, 2010 should be read in conjunction with our interim consolidated financial statements and related notes included in this quarterly report, as well as our most recent annual report on Form 10-K for the fiscal year ended December 31, 2009 filed with the Securities and Exchange Commission (the“SEC”).
Market Environment
Global pulp markets continued to strengthen as global economies have shown signs of recovery in the first half of 2010. Pulp prices have also increased significantly as worldwide demand has outstripped supply in many regions, including Europe. In addition, the strengthening of the U.S. dollar relative to the Euro in 2010 has improved the operating margins of our German mills.
Although we experienced low pulp inventories in the first half of 2010, which historically have signaled price increases, and global softwood pulp stocks are still tight at approximately 21 days, we are seeing signs of reduced demand out of the Chinese market, which, along with the traditional summer slowdown, has resulted in downward pulp pricing in July which may continue into the third quarter.
In the third quarter, we have 12 days of scheduled maintenance downtime at our Rosenthal mill. In addition, the turbine at the Rosenthal mill will be down for maintenance for approximately an additional 51 days, which was extended from 38 days to accommodate some preventatative maintenance on the generator unit. During the turbine downtime, the Rosenthal mill will produce pulp at full capacity but will purchase energy instead of selling surplus energy. We have no scheduled maintenance downtime for the fourth quarter of 2010.
FORM 10-Q
QUARTERLY REPORT — PAGE 29

Second Quarter and Six Months Operational Snapshot
Selected production, sales and exchange rate data for the three and six months ended June 30, 2010 and 2009 is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Pulp Production (’000 ADMTs)	359.7	349.1	689.1	694.7
Scheduled Production Downtime (’000 ADMTs)	17.0	2.7	35.2	2.7
Pulp Sales (’000 ADMTs)	365.0	395.4	697.9	732.0
Pulp Revenues (in millions)	€228.3	€147.5	€399.4	€276.6
NBSK pulp list prices in Europe ($/ADMT)	$957	$602	$908	$593
NBSK pulp list prices in Europe (€/ADMT)	€752	€442	€684	€445
Average pulp sales realizations (€/ADMT)(1)	€618	€367	€565	€372

Energy Production (’000 MWh)	382.5	376.0	720.3	732.3
Energy Sales (’000 MWh)	144.2	128.5	251.3	240.8
Energy Revenue (in millions)	€11.9	€11.4	€21.1	€21.9
Average energy sales realizations (€/MWh)	€83	€88	€84	€91

Average Spot Currency Exchange Rates
€ / $(2)	0.7865	0.7347	0.7547	0.7511
C$ / $(2)	1.0277	1.1678	1.0345	1.2063
C$ / €(3)	1.3073	1.5890	1.3739	1.6054

(1)	Sales realizations after discounts. Incorporates the effect of pulp price variations occurring between the order and shipment dates.

(2)	Average Federal Reserve Bank of New York noon spot rate over the reporting period.

(3)	Average Bank of Canada noon spot rates over the reporting period.
Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009
Pulp revenues for the three months ended June 30, 2010 increased by approximately 54.8% to €228.3 million from €147.5 million in the comparative quarter of 2009, primarily due to significantly higher pulp prices and a stronger U.S. dollar relative to the Euro. Revenues from the sale of excess energy increased slightly by approximately 4.4% in the second quarter to €11.9 million from €11.4 million in the same quarter last year, primarily due to our German mills reaching record levels of production.
Pulp prices in the second quarter of 2010 were significantly higher than in the same period last year due to a strengthening in global pulp markets. List prices for NBSK pulp in Europe were approximately $957 (€752) per ADMT in the current quarter compared to approximately $602 (€442) per ADMT in the second quarter of 2009 and $800 (€558) at the end of 2009. In the second quarter of 2010, average pulp sales realizations increased by approximately 68.4% to €618 per ADMT from €367 per ADMT in the same period last year, primarily due to significantly higher pulp prices.
Pulp sales volume decreased to 365,002 ADMTs in the current quarter from 395,378 ADMTs in the comparative period of 2009, due to unusually high sales to China in the second quarter of 2009.
FORM 10-Q
QUARTERLY REPORT — PAGE 30

Pulp production increased to 359,694 ADMTs in the current quarter from 349,129 ADMTs in the same quarter of 2009, primarily due to record levels of production at our German mills, being partially offset by the 12 days (approximately 17,000 ADMTs) of scheduled maintenance downtime at our Celgar mill. In the comparative quarter of 2009, we had three days of scheduled maintenance downtime.
Costs and expenses in the second quarter of 2010 increased to €192.3 million from €168.6 million in the comparative period of 2009, primarily due to increased fiber costs and the costs associated with annual maintenance at the Celgar mill.
In the second quarter of 2010, operating depreciation and amortization increased slightly to €14.1 million from €13.5 million in the same quarter last year. Selling, general and administrative expenses increased to €10.0 million from €6.0 million in the second quarter of 2009, primarily as a result of foreign exchange effects on certain foreign currency denominated balances.
Transportation costs increased by approximately 12.6% to €17.0 million in the second quarter of 2010 from €15.1 million in the second quarter of the same period in 2009, primarily due to higher container rates.
Overall, our fiber costs increased by approximately 31.3% in the second quarter of 2010 from the same period in 2009, primarily due to higher fiber costs at our German mills, resulting mainly from low harvesting rates and sawmill activity leading to lower fiber availability and increased demand from the European board industry.
For the second quarter of 2010, we recorded operating income of €47.9 million compared to an operating loss of €9.7 million in the comparative quarter of 2009, primarily due to significantly improved pulp prices and a stronger U.S. dollar relative to the Euro.
Interest expense in the second quarter of 2010 increased marginally to €16.9 million from €16.3 million in the comparative quarter of 2009, due to the accretion expense related to the exchange of our convertible notes in January 2010 and our interest payments on our U.S. dollar denominated debt being slightly higher when expressed in Euros, as a result of the strengthening of the U.S. dollar relative to the Euro.
Our Stendal mill recorded an unrealized loss of €4.5 million on the mark to market of its interest rate derivatives at the end of the current quarter, compared to an unrealized gain of €7.5 million in the same period last year.
In the second quarter of 2010, we recorded a foreign exchange loss of €9.4 million on our foreign currency denominated debt compared to a gain of €5.2 million in the same period of 2009.
In the second quarter of 2010, the noncontrolling shareholder’s interest in the Stendal mill’s income was €3.6 million, compared to a negligible amount of income in the same quarter last year.
We reported net income attributable to common shareholders for the second quarter of 2010 of €12.4 million, or €0.34 per basic and €0.23 per diluted share, which included aggregate non-cash, unrealized losses of €13.8 million, or €0.38 per basic share, on the Stendal interest derivatives and foreign exchange loss on our debt. In the second quarter of 2009, net loss attributable to common shareholders was €11.5 million, or €0.32 per basic and diluted share, which included an aggregate non-cash, unrealized gain of €12.6 million, or €0.35 per basic share, on the Stendal interest rate derivatives and foreign exchange gains on our debt.
FORM 10-Q
QUARTERLY REPORT — PAGE 31

Operating EBITDA in the second quarter of 2010 increased to €62.1 million from €31.8 million in the prior quarter and €3.9 million in the second quarter of 2009. Operating EBITDA is defined as operating income (loss) plus depreciation and amortization and non-recurring capital asset impairment charges. Management uses Operating EBITDA as a benchmark measurement of its own operating results, and as a benchmark relative to its competitors. Management considers it to be a meaningful supplement to operating income as a performance measure primarily because depreciation expense and non-recurring capital asset impairment charges are not an actual cash cost, and depreciation expense varies widely from company to company in a manner that management considers largely independent of the underlying cost efficiency of their operating facilities. In addition, we believe Operating EBITDA is commonly used by securities analysts, investors and other interested parties to evaluate our financial performance.
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
QUARTERLY REPORT — PAGE 32

The following table provides a reconciliation of net income (loss) attributable to common shareholders to operating income (loss) and Operating EBITDA for the periods indicated:

	Three Months Ended
	June 30,
	2010	2009
	(in thousands)
Net income (loss) attributable to common shareholders	€12,401	€(11,476)
Net income (loss) attributable to noncontrolling interest	3,554	3
Income taxes (benefits)	1,319	(1,823)
Interest expense	16,898	16,319
Investment (income) loss	(117)	(138)
Foreign exchange loss (gain) on debt	9,371	(5,170)
Loss (gain) on derivative instruments	4,462	(7,451)

Operating income (loss)	47,888	(9,736)
Add: Depreciation and amortization	14,176	13,604

Operating EBITDA	€62,064	€3,868

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009
Pulp revenues for the six months ended June 30, 2010 increased by approximately 44.4% to €399.4 million from €276.6 million in the comparative period of 2009, primarily due to significantly higher pulp prices and a stronger U.S. dollar relative to the Euro. Revenues from the sale of excess energy marginally decreased by approximately 3.7% in the first half of 2010 to €21.1 million from €21.9 million in the comparative period last year, primarily due to the absence of a one-time grid access fee rebate received in 2009.
Pulp prices in the first half of 2010 were higher than in the same period last year due to a strengthening in global pulp markets. List prices for NBSK pulp in Europe were approximately $908 (€684) per ADMT in the first half of 2010 compared to approximately $593 (€445) per ADMT in the first half of 2009. In the first six months of 2010, average pulp sales realizations increased by approximately 51.9% to €565 per ADMT from €372 per ADMT in the same period last year, primarily due to significantly higher pulp prices.
Pulp sales volume decreased to 697,871 ADMTs in the first half of 2010 from 732,037 ADMTs in the comparative period of 2009.
Pulp production decreased slightly to 689,149 ADMTs in the first six months of 2010 from 694,749 ADMTs in the comparative period of 2009, primarily due to scheduled maintenance downtime at our Stendal and Celgar mills. After adjusting for scheduled maintenance, production was approximately 30,000 ADMTs higher during the first six months of 2010 from the comparable period of 2009. We experienced 10 days of scheduled maintenance downtime and resulting production curtailments of approximately 18,170 tonnes at our Stendal mill in the first quarter of 2010 and 12 days of scheduled maintenance downtime and resulting production curtailments of approximately 17,000 tonnes at our Celgar mill in the second quarter of 2010, compared to an aggregate of three days of maintenance downtime and resulting production curtailments of approximately 2,700 tonnes at all of our mills in the first half of 2009.
Costs and expenses in the first half of 2010 increased to €354.6 million from €320.6 million in the comparative period of 2009, primarily due to higher fiber costs in Germany, and the costs associated with annual maintenance at the Stendal and Celgar mills.
FORM 10-Q
QUARTERLY REPORT — PAGE 33

In the six months ended June 30, 2010, operating depreciation and amortization increased slightly to €27.8 million from €26.9 million in the same period last year. Selling, general and administrative expenses increased in the first half of 2010 to €18.1 million from €13.2 million in the comparative period of 2009, primarily as a result of foreign exchange effects on certain foreign currency denominated balances.
Transportation costs increased by approximately 8.3% to €31.3 million in the first half of 2010 from €28.9 million in the first half of 2009, primarily due to higher container rates.
Overall, our fiber costs increased by approximately 18.8% in the first half of 2010 from the same period in 2009, primarily due to higher fiber costs at our German mills resulting from increased demand from the European board industry. At our Celgar mill, an increase in the supply of lower cost residual fiber and a corresponding decrease in fiber from third party chippers was more than offset by the stronger Canadian dollar relative to the Euro.
For the first half of 2010, we recorded operating income of €65.9 million compared to an operating loss of €22.1 million in the comparative period of 2009, primarily due to significantly higher pulp price realizations.
Interest expense in the first half of 2010 increased marginally to €33.3 million from €32.9 million in the comparative period of 2009, due to accretion expense related to the exchange of our convertible notes in January 2010, being partially offset by lower debt levels at our Stendal mill.
Our Stendal mill recorded an unrealized loss of €11.0 million on the mark to market of its interest rate derivatives at the period ended June 30, 2010, compared to an unrealized loss of €7.6 million in the same period last year.
In the first half of 2010, we recorded a foreign exchange loss of €14.6 million on our foreign currency denominated debt compared to a gain of €0.8 million in the same period of 2009.
In the first half of 2010, we completed an exchange (the “Exchange”) of approximately €15.4 million ($21.7 million) in aggregate principal amount of our 8.5% Convertible Senior Subordinated Notes due 2010 (the “2010 Convertible Notes”) for new 8.5% Convertible Senior Subordinated Notes due 2012 (the “2012 Convertible Notes”). We recorded a loss of approximately €0.9 million on the extinguishment of the 2010 Convertible Notes.
In the first six months of 2010, the noncontrolling shareholder’s interest in the Stendal mill’s loss was €0.1 million, compared to a loss of €9.3 million in the same period last year.
We reported net income attributable to common shareholders for the first six months of 2010 of €4.9 million, or €0.13 per basic and €0.11 per diluted share, which included aggregate non-cash, unrealized losses of €25.6 million on the Stendal interest derivatives and foreign exchange loss on our debt. In the first six months of 2009, the net loss attributable to common shareholders was €50.8 million, or €1.40 per basic and diluted share, which included net unrealized losses on the Stendal interest rate derivatives and the foreign exchange translation on our debt of €6.8 million.
FORM 10-Q
QUARTERLY REPORT — PAGE 34

Operating EBITDA increased to €93.9 million in the first half of 2010 compared to Operating EBITDA of €4.9 million in the six months ended June 30, 2009. Operating EBITDA is defined as operating income (loss) plus depreciation and amortization and non-recurring capital asset impairment charges. Operating EBITDA has significant limitations as an analytical tool, and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. See the discussion of our results for the three months ended June 30, 2010 for additional information relating to such limitations and Operating EBITDA.
The following table provides a reconciliation of net income (loss) attributable to common shareholders to operating income (loss) and Operating EBITDA for the periods indicated:

	Six Months Ended
	June 30,
	2010	2009
	(in thousands)
Net income (loss) attributable to common shareholders	€4,855	€(50,826)
Net income (loss) attributable to noncontrolling interest	(115)	(9,258)
Income taxes (benefits)	1,523	(4,805)
Interest expense	33,321	32,868
Investment (income) loss	(211)	3,064
Foreign exchange loss (gain) on debt	14,602	(754)
Loss on extinguishment of convertible notes	929	—
Loss (gain) on derivative instruments	11,008	7,562

Operating income (loss)	65,912	(22,149)
Add: Depreciation and amortization	27,997	27,071

Operating EBITDA	€93,909	€4,922

Liquidity and Capital Resources
The following table is a summary of selected financial information for the periods indicated:

	As at	As at
	June 30,	December 31,
	2010	2009
	(in thousands)
Financial Position
Cash and cash equivalents	€62,145	€51,291
Working capital	155,388	99,150
Property, plant and equipment	872,843	868,558
Total assets	1,170,812	1,083,831
Long-term liabilities	941,775	896,074
Total equity	100,145	85,973
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
In the last quarter of 2009 our Celgar mill was allocated approximately C$57.7 million in credits under the Canadian government’s Pulp and Paper Green Transformation Program (the “GTP”). The GTP’s objective is to improve the environmental performance of Canada’s pulp and paper industry by funding, by way of government grants, approved capital projects with environmental benefits, such as investments in energy efficiency. Subsequently, in November 2009, we entered into a non-repayable contribution agreement with the Department of Natural Resources Canada (“NRCan”) whereby NRCan agreed to provide approximately C$40.0 million (€30.7 million) in grants towards certain costs associated with our green energy project at our Celgar mill (the “Celgar Energy Project”).
FORM 10-Q
QUARTERLY REPORT — PAGE 35

In the first six months of 2010, capital expenditures related to the Celgar Energy Project totaled approximately €15.7 million (C$21.6 million) and we expect the remaining costs for the project to be approximately €9.7 million (C$12.6 million), substantially all of which will be financed through the C$40.0 million grant from the Canadian federal government under the GTP.
As at June 30, 2010, our cash and cash equivalents were approximately €62.1 million, compared to approximately €51.3 million at the end of 2009 and we had working capital of approximately €155.4 million compared to approximately €99.2 million at the end of 2009.
Debt Covenants
Our long-term obligations contain various financial tests and covenants customary to these types of arrangements.
As at June 30, 2010, we were in full compliance with all of the covenants of our indebtedness.
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
Operating activities provided cash of €18.9 million and €32.3 million in the six months ended June 30, 2010 and 2009, respectively, primarily due to the impact of operating results and working capital movements. An increase in receivables used cash of €45.9 million in the first six months of 2010, compared to a decrease in receivables providing cash of €24.7 million in the first six months of 2009. An increase in inventories used cash of €11.0 million in the first six months of 2010, compared to a decrease in inventories before non-cash provisions providing cash of €27.5 million in the first six months of 2009. An increase in accounts payable and accrued expenses provided cash of €13.3 million in the first six months of 2010, compared to an increase in accounts payable and accrued expenses providing cash of €7.9 million in the first six months of 2009.
Cash Flows from Investing Activities. Investing activities in the first six months of 2010 used cash of €19.3 million, compared to using cash of €5.6 million in the same period of 2009. Capital expenditures in the first six months of 2010 used cash of €20.4 million primarily for the Celgar Energy Project, compared to €15.5 million in the same period of 2009.
Cash Flows from Financing Activities. In the first half of 2010, financing activities provided cash of €7.1 million, compared to using cash of €7.0 million in the same period last year. Repayment of indebtedness and leases used cash of €9.9 million and €15.0 million in the six months ended June 30, 2010 and 2009, respectively. The six months ended June 30, 2010 also included government grants primarily for our Celgar Energy Project, which provided cash of €10.6 million.
FORM 10-Q
QUARTERLY REPORT — PAGE 36

Capital Resources
Other than commitments totaling approximately €9.7 million relating to the Celgar Energy Project to be completed in the fourth quarter of 2010, we have no material commitments to acquire assets or operating businesses. We expect the remaining costs to complete the Celgar Energy Project to be funded from government funding credits under the GTP.
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
Contractual Obligations and Commitments
There were no material changes outside the ordinary course to any of our contractual obligations during the first half of 2010.
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
In the six months ended June 30, 2010, accumulated other comprehensive income increased by €2.4 million to €26.1 million, primarily due to the foreign exchange translation.
Based upon the exchange rate at June 30, 2010, the U.S. dollar strengthened by approximately 14.1% in value against the Euro since June 30, 2009. See “Quantitative and Qualitative Disclosures about Market Risk”.
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
QUARTERLY REPORT — PAGE 37

The following is a discussion of the results of operations and financial condition of the Restricted Group. For further information regarding the Restricted Group including, without limitation, a reconciliation to our consolidated results of operations, see Note 12 of our interim consolidated financial statements included herein.
Restricted Group Results — Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009
Pulp revenues for the Restricted Group for the three months ended June 30, 2010 increased by approximately 63.4% to €124.8 million from €76.4 million in the comparative period of 2009, primarily due to significantly higher pulp prices and a stronger U.S. dollar relative to the Euro. Revenues from the sale of excess energy marginally decreased by approximately 2.6% in the current quarter to €3.8 million from €3.9 million in the same period last year, primarily due to the absence of a one-time grid access fee rebate received in 2009.
Pulp prices were significantly higher in the second quarter of 2010 than in the same period last year due to continued strengthening in global pulp markets. List prices for NBSK pulp in Europe were approximately $957 (€752) per ADMT in the current quarter compared to approximately $602 (€442) per ADMT in the second quarter of 2009. In the second quarter of 2010, average pulp sales realizations for the Restricted Group increased by approximately 66.0% to €621 per ADMT from €374 per ADMT in the same period last year.
Pulp sales volume of the Restricted Group marginally decreased to 200,680 ADMTs in the second quarter of 2010 from 203,989 ADMTs in the comparative period of 2009.
Pulp production for the Restricted Group increased slightly to 193,697 ADMTs in the second quarter of 2010 from 188,183 ADMTs in the same period of 2009, primarily as a result of near record production levels at our Rosenthal mill, partially offset by 12 days (approximately 17,000 tonnes) of scheduled maintenance downtime at our Celgar mill.
Costs and expenses for the Restricted Group in the second quarter of 2010 increased to €110.2 million from €90.0 million in the comparative period of 2009, primarily due to increased fiber costs and the costs associated with annual maintenance at our Celgar mill.
In the second quarter of 2010 operating depreciation and amortization for the Restricted Group increased to €7.6 million from €6.9 million in the same period last year. Selling, general and administrative expenses for the Restricted Group increased to €6.7 million from €3.3 million in the comparative period of 2009, primarily as a result of foreign exchange effects on certain foreign currency denominated balances.
Transportation costs for the Restricted Group increased by approximately 27.9% to €12.6 million in the second quarter of 2010 from €9.8 million in the same period of 2009, primarily due to higher container rates.
Overall, fiber costs of the Restricted Group in the second quarter of 2010 increased by approximately 22.2% compared to the same period of 2009, primarily due to increased German fiber prices.
In the second quarter of 2010, the Restricted Group reported operating income of €18.5 million compared to an operating loss of €9.6 million in the second quarter of 2009, primarily due to significantly higher pulp realizations.
FORM 10-Q
QUARTERLY REPORT — PAGE 38

Interest expense for the Restricted Group increased to €8.0 million in the second quarter from €6.9 million in the same quarter last year, primarily due to the accretion expense related to the Exchange.
In the second quarter of 2010, the Restricted Group recorded a loss on foreign currency denominated debt of €9.4 million, compared to a gain of €5.2 million in the comparative quarter of 2009.
The Restricted Group reported net income for the second quarter of 2010 of €2.1 million compared to a net loss of €11.3 million in the same period last year.
In the second quarter of 2010, the Restricted Group reported Operating EBITDA of €26.2 million compared to an Operating EBITDA loss of €2.7 million in the comparative quarter of 2009 and Operating EBITDA of €23.4 million in the first quarter of 2010. Operating EBITDA is defined as operating income (loss) plus depreciation and amortization and non-recurring capital asset impairment charges. Operating EBITDA has significant limitations as an analytical tool, and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. See the discussion of our results for the three months ended June 30, 2010 for additional information relating to such limitations and Operating EBITDA.
The following table provides a reconciliation of net income (loss) to operating income (loss) and Operating EBITDA for the Restricted Group for the periods indicated:

	Three Months Ended
	June 30,
	2010	2009
	(in thousands)
Restricted Group(1)
Net income (loss)	€2,075	€(11,279)
Income taxes (benefits)	334	1,149
Interest expense	7,957	6,927
Investment (income) loss	(1,285)	(1,234)
Foreign exchange (gain) loss on debt	9,371	(5,170)

Operating income (loss)	18,452	(9,607)
Add: Depreciation and amortization	7,698	6,953

Operating EBITDA	€26,150	€(2,654)

(1)	See Note 12 of the interim consolidated financial statements included elsewhere herein for a reconciliation to our consolidated results.
Restricted Group Results — Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009
Pulp revenues for the Restricted Group for the six months ended June 30, 2010 increased by approximately 52.7% to €231.3 million from €151.5 million in the comparative period of 2009, primarily due to significantly higher pulp prices. Revenues from the sale of excess energy decreased slightly by approximately 10.0% in the first half of 2010 to €7.2 million from €8.0 million in the same period last year, primarily due to the absence of a one-time grid access fee rebate received in 2009.
Pulp prices were higher in the first half of 2010 than in the same period last year due to continued strengthening in global pulp markets. List prices for NBSK pulp in Europe were approximately $908 (€684) per ADMT in the first six months of 2010 compared to approximately $593 (€445) per ADMT in the first half of 2009. In the first half of 2010, average pulp sales realizations for the Restricted Group increased by approximately 48.9% to €566 per ADMT from €380 per ADMT in the same period last year.
FORM 10-Q
QUARTERLY REPORT — PAGE 39

Pulp sales volume of the Restricted Group increased to 408,111 ADMTs in the first half of 2010 from 397,780 ADMTs in the comparative period of 2009.
Pulp production for the Restricted Group increased to 404,033 ADMTs in the first six months of 2010 from 387,612 ADMTs in the same period of 2009, primarily as a result of improved mill reliability. In the first half of 2010, our Celgar mill had 12 days (approximately 17,000 ADMTs) of scheduled maintenance downtime, compared to only three days (approximately 2,700 ADMTs) of maintenance downtime in the first half of 2009.
Costs and expenses for the Restricted Group in the first six months of 2010 increased to €203.9 million from €174.4 million in the comparative period of 2009, primarily due to higher fiber costs in Germany and the costs associated with annual maintenance at our Celgar mill.
In the first half of 2010 operating depreciation and amortization for the Restricted Group increased to €14.8 million from €13.6 million in the same period last year. Selling, general and administrative expenses increased to €11.6 million from €7.2 million in the comparative period of 2009, primarily as a result of foreign exchange effects on certain foreign currency denominated balances.
Transportation costs for the Restricted Group increased by 18.7% to €23.8 million in the first half of 2010 from €20.1 million in the first half of 2009, primarily due to higher container rates.
Overall, fiber costs of the Restricted Group increased by 13.2% in the first half of 2010 compared to the same period of 2009, primarily due to increased German fiber prices.
In the first six months of 2010, the Restricted Group reported operating income of €34.5 million compared to an operating loss of €15.0 million in the first six months of 2009, primarily due to significantly higher pulp realizations.
Interest expense of €15.3 million for the Restricted Group increased in the first half of 2010 from €14.2 million in the first half of 2009, primarily due to the accretion expense related to the Exchange.
In the first six months of 2010, the Restricted Group recorded a loss on foreign currency denominated debt of €14.6 million, compared to a gain of €0.8 million in the comparative period of 2009.
During the first six months of 2010, in connection with the Exchange, the Restricted Group recorded a loss of approximately €0.9 million on the extinguishment of the 2010 Convertible Notes.
The Restricted Group reported net income for the first six months of 2010 of €5.7 million compared to a net loss of €27.3 million in the first six months of 2009.
FORM 10-Q
QUARTERLY REPORT — PAGE 40

In the first half of 2010, the Restricted Group reported Operating EBITDA of €49.5 million compared to an Operating EBITDA loss of €1.3 million in the comparative period of 2009. Operating EBITDA is defined as operating income (loss) plus depreciation and amortization and non-recurring capital asset impairment charges. Operating EBITDA has significant limitations as an analytical tool, and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. See the discussion of our results for the three months ended June 30, 2010 for additional information relating to such limitations and Operating EBITDA.
The following table provides a reconciliation of net income (loss) to operating income (loss) and Operating EBITDA for the Restricted Group for the periods indicated:

	Six Months Ended
	June 30,
	2010	2009
	(in thousands)
Restricted Group(1)
Net income (loss)	€5,746	€(27,283)
Income taxes (benefits)	495	941
Interest expense	15,277	14,229
Investment (income) loss	(2,524)	(2,150)
Foreign exchange (gain) loss on debt	14,602	(754)
Loss on extinguishment of convertible notes	929	—

Operating income (loss)	34,525	(15,017)
Add: Depreciation and amortization	15,008	13,723

Operating EBITDA	€49,533	€(1,294)

(1)	See Note 12 of the interim consolidated financial statements included elsewhere herein for a reconciliation to our consolidated results.
Liquidity and Capital Resources of the Restricted Group
The following table is a summary of selected financial information for the Restricted Group for the periods indicated:

	As at	As at
	June 30,	December 31,
	2010	2009
	(in thousands)
Restricted Group Financial Position(1)
Cash and cash equivalents	€39,485	€20,635
Working capital	102,650	57,015
Property, plant and equipment	378,462	362,311
Total assets	635,334	555,977
Long-term liabilities	357,172	301,173
Total equity	209,149	200,247

(1)	See Note 12 of the interim consolidated financial statements included elsewhere herein for a reconciliation to our consolidated results.
At June 30, 2010, the Restricted Group had cash and cash equivalents of approximately €39.5 million, compared to approximately €20.6 million at the end of 2009 and had working capital of approximately €102.7 million compared to working capital of approximately €57.0 million at the end of 2009. The increase in working capital was primarily due to the impact of higher sales realizations on accounts receivable in 2010.
We currently expect the Restricted Group to meet its interest and debt service obligations and meet the working and maintenance capital requirements for its operations for the next 12 months with cash flow from operations, cash on hand and available borrowings.
FORM 10-Q
QUARTERLY REPORT — PAGE 41

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
During the second quarter of 2010, we were subject to improved rating actions by Moody’s and S&P. In May 2010, S&P raised its target credit rating from B- to B with a stable ratings outlook to reflect temporary pulp supply shortages and the strengthening of pulp markets. S&P believes that we should be able to maintain sufficient liquidity to support this new credit rating. The B rating also reflects the expectation that we will continue to benefit from favorable foreign exchange rates resulting from the strength of the U.S. dollar relative to the Euro.
In June 2010, Moody’s upgraded our Corporate Family Rating (“CFR”) to B3 from Caa1, and upgraded its ratings outlook to positive, citing the positive impact of recent pulp price increases on our liquidity, financial structure, and operating results.
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
FORM 10-Q
QUARTERLY REPORT — PAGE 42

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
FORM 10-Q
QUARTERLY REPORT — PAGE 43

Demand for pulp has historically been determined by the level of economic growth and has been closely tied to overall business activity. From 2006 to mid-2008, pulp prices in Europe steadily improved. However, in the latter half of 2008, a global economic crisis resulted in a sharp decline of European pulp prices from a high of $900 per ADMT to $635 per ADMT at the end of 2008. Beginning in the second quarter of 2009 prices began to improve, rising from a low of $575 per ADMT in March 2009 to $980 per ADMT at the end of the second quarter of 2010. In the third quarter of 2010 to date, pulp prices have faced downward pressure due to reduced demand in China and traditionally slower summer months. Additionally, although global softwood pulp stocks currently remain generally tight at approximately 21 days, a further deterioration in prices may occur in the future.
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
QUARTERLY REPORT — PAGE 44

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks from changes in interest rates and foreign currency exchange rates, particularly the exchange rate between the Euro and the U.S. dollar and the Canadian dollar versus the U.S. dollar and the Euro. Changes in these rates may affect our results of operations and financial condition and, consequently, our fair value. We seek to manage these risks through internal risk management policies, as well as the use of derivatives. We use derivatives to reduce or limit our exposure to interest rate and, from time to time, currency risks. We may in the future use derivatives to reduce or limit our exposure to fluctuations in pulp prices. We also use derivatives to reduce our potential losses or to augment our potential gains, depending on our management’s perception of future economic events and developments. These types of derivatives are generally highly speculative in nature. They are also very volatile as they are highly leveraged given that margin requirements are relatively low in proportion to notional amounts.
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
During the first six months of 2010, we recorded an unrealized loss of €11.0 million on our outstanding interest rate derivatives compared to an unrealized loss of €7.6 million in the comparative period of 2009.
We are also subject to some energy price risk, primarily for the electricity that our operations purchase.
FORM 10-Q
QUARTERLY REPORT — PAGE 45

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
QUARTERLY REPORT — PAGE 46

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
QUARTERLY REPORT — PAGE 47

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERCER INTERNATIONAL INC.
By:	/s/ David M. Gandossi
David M. Gandossi
Secretary and Chief Financial Officer

Date: August 5, 2010
FORM 10-Q
QUARTERLY REPORT — PAGE 48