Form 10-Q
period 2010-09-30
MERCER INTERNATIONAL INC.
filed 2010-11-04
CIK 1333274

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
The Registrant had 42,029,660 shares of common stock outstanding as at November 3, 2010.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
MERCER INTERNATIONAL INC.
INTERIM CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010
(Unaudited)

FORM 10-Q
QUARTERLY REPORT - PAGE 2

MERCER INTERNATIONAL INC.
INTERIM CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands of Euros)

	September 30,	December 31,
	2010	2009
ASSETS
Current assets
Cash and cash equivalents	€85,126	€51,291
Receivables	101,920	71,143
Inventories (Note 4)	112,385	72,629
Prepaid expenses and other	11,986	5,871

Total current assets	311,417	200,934

Long-term assets
Property, plant and equipment	851,736	868,558
Deferred note issuance and other	6,941	8,186
Deferred income tax	12,990	3,426
Note receivable	1,723	2,727

	873,390	882,897

Total assets	€1,184,807	€1,083,831

LIABILITIES
Current liabilities
Accounts payable and accrued expenses	€108,130	€85,185
Pension and other post-retirement benefit obligations (Note 7)	608	567
Debt (Note 5)	25,928	16,032

Total current liabilities	134,666	101,784

Long-term liabilities
Debt (Note 5)	790,750	813,142
Unrealized interest rate derivative losses (Notes 6 and 9)	63,396	52,873
Pension and other post-retirement benefit obligations (Note 7)	19,581	17,902
Capital leases and other	10,558	12,157

	884,285	896,074

Total liabilities	€1,018,951	€997,858

EQUITY
Shareholders’ equity
Share capital (Note 8)	216,791	202,844
Paid-in capital	(4,929)	(6,082)
Retained earnings (deficit)	(46,245)	(97,235)
Accumulated other comprehensive income (loss)	26,211	23,695

Total shareholders’ equity	191,828	123,222

Noncontrolling interest (deficit) (Note 10)	(25,972)	(37,249)

Total equity	165,856	85,973

Total liabilities and equity	€1,184,807	€1,083,831

Commitments and contingencies (Note 11)
Subsequent Events (Note 12)
The accompanying notes are an integral part of these interim consolidated financial statements.
FORM 10-Q
QUARTERLY REPORT - PAGE 3

MERCER INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands of Euros, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Revenues
Pulp	€224,697	€145,857	€624,111	€422,412
Energy	9,721	10,374	30,783	32,275

	234,418	156,231	654,894	454,687
Costs and expenses
Operating costs	162,293	136,566	470,977	417,596
Operating depreciation and amortization	13,987	13,385	41,817	40,325

	58,138	6,280	142,100	(3,234)
Selling, general and administrative expenses	6,894	6,620	24,944	19,797
Purchase (sale) of emission allowances	(167)	153	(167)	(389)

Operating income (loss)	51,411	(493)	117,323	(22,642)

Other income (expense)
Interest expense	(17,820)	(16,085)	(51,141)	(48,953)
Investment income (loss)	93	20	304	(3,044)
Foreign exchange gain (loss) on debt	9,927	3,779	(4,675)	4,533
Gain (loss) on extinguishment of convertible notes (Note 5)	—	—	(929)	—
Gain (loss) on derivative instruments (Note 6)	485	(3,327)	(10,523)	(10,889)

Total other income (expense)	(7,315)	(15,613)	(66,964)	(58,353)

Income (loss) before income taxes	44,096	(16,106)	50,359	(80,995)
Income tax benefit (provision) — current	(2,227)	(13)	(3,750)	(127)
— deferred	9,382	70	9,382	4,989

Net income (loss)	51,251	(16,049)	55,991	(76,133)
Less: net loss (income) attributable to noncontrolling interest	(5,116)	1,937	(5,001)	11,195

Net income (loss) attributable to common shareholders	€46,135	€(14,112)	€50,990	€(64,938)

Net income (loss) per share attributable to common shareholders (Note 3)
Basic	€1.17	€(0.39)	€1.36	€(1.79)

Diluted	€0.82	€(0.39)	€0.93	€(1.79)

The accompanying notes are an integral part of these interim consolidated financial statements.
FORM 10-Q
QUARTERLY REPORT - PAGE 4

MERCER INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF RETAINED EARNINGS (DEFICIT)
(Unaudited)
(In thousands of Euros)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Net income (loss) attributable to common shareholders	€46,135	€(14,112)	€50,990	€(64,938)
Retained earnings (deficit), beginning of period	(92,380)	(85,872)	(97,235)	(35,046)

Retained earnings (deficit), end of period	€(46,245)	€(99,984)	€(46,245)	€(99,984)

INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands of Euros)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Net income (loss)	€51,251	€(16,049)	€55,991	€(76,133)

Other comprehensive income (loss)
Foreign currency translation adjustment	(134)	14,531	2,809	23,758
Pension income (expense)	317	(41)	(282)	(73)
Unrealized gains (losses) on securities arising during the period	(29)	42	(11)	377

Other comprehensive income (loss)	154	14,532	2,516	24,062

Total comprehensive income (loss)	51,405	(1,517)	58,507	(52,071)

Comprehensive loss (income) attributable to noncontrolling interest	(5,116)	1,937	(5,001)	11,195

Comprehensive income (loss) attributable to common shareholders	€46,289	€420	€53,506	€(40,876)

The accompanying notes are an integral part of these interim consolidated financial statements.
FORM 10-Q
QUARTERLY REPORT - PAGE 5

MERCER INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands of Euros)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Cash flows from (used in) operating activities
Net income (loss) attributable to common shareholders	€46,135	€(14,112)	€50,990	€(64,938)
Adjustments to reconcile net income (loss) attributable to common shareholders to cash flows from operating activities
Loss (gain) on derivative instruments	(485)	3,327	10,523	10,889
Foreign exchange (gain) loss on debt	(9,927)	(3,779)	4,675	(4,533)
Loss (gain) on extinguishment of convertible notes	—	—	929	—
Depreciation and amortization	14,055	13,447	42,052	40,518
Accretion expense (income)	1,111	—	2,056	—
Noncontrolling interest	5,116	(1,937)	5,001	(11,195)
Deferred income taxes	(9,382)	(70)	(9,382)	(4,989)
Stock compensation expense	540	383	1,273	376
Pension and other post-retirement expense, net of funding	96	314	428	291
Inventory provisions	—	—	—	4,587
Other	989	777	2,836	(1,198)
Changes in current assets and liabilities
Receivables	19,591	4,455	(26,351)	29,163
Inventories	(26,005)	2,398	(36,988)	29,923
Accounts payable and accrued expenses	1,814	1,695	15,146	9,635
Other	(4,883)	(1,597)	(5,477)	(963)

Net cash from (used in) operating activities	38,765	5,301	57,711	37,566

Cash flows from (used in) investing activities
Purchase of property, plant and equipment	(8,484)	(3,994)	(28,876)	(19,535)
Proceeds on sale of property, plant and equipment	28	111	577	343
Cash, restricted	—	3,531	—	13,000
Notes receivable	216	333	711	574

Net cash from (used in) investing activities	(8,240)	(19)	(27,588)	(5,618)

Cash flows from (used in) financing activities
Repayment of notes payable and debt	(6,211)	(18,249)	(14,477)	(26,499)
Repayment of capital lease obligations	(638)	(910)	(2,245)	(2,128)
Proceeds from borrowings of notes payable and debt	—	1,869	856	11,869
Proceeds from (repayment of) credit facilities, net	(4,057)	—	1,493	(5,550)
Proceeds from government grants	6,778	546	17,337	546
Payment of deferred note issuance costs	—	—	—	(1,969)

Net cash from (used in) financing activities	(4,128)	(16,744)	2,964	(23,731)

Effect of exchange rate changes on cash and cash equivalents	(3,416)	637	748	606

Net increase (decrease) in cash and cash equivalents	22,981	(10,825)	33,835	8,823
Cash and cash equivalents, beginning of period	62,145	62,100	51,291	42,452

Cash and cash equivalents, end of period	€85,126	€51,275	€85,126	€51,275

The accompanying notes are an integral part of these interim consolidated financial statements.
FORM 10-Q
QUARTERLY REPORT - PAGE 6

MERCER INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited)
(In thousands of Euros)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Supplemental disclosure of cash flow information
Cash paid (received) during the period for
Interest	€17,402	€15,761	€46,435	€46,971
Income taxes	412	152	441	224
Schedule of non-cash investing and financing activities
Acquisition of production and other equipment under capital lease obligations	€429	€153	€959	€269
Decrease (increase) in accounts payable relating to investing activities	7,000	2,464	1,283	1,323
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
Note 2. Stock-Based Compensation
In June 2010, the Company adopted a new stock incentive plan (the “2010 Plan”) which provides for options, restricted stock rights, restricted stock, performance shares, performance share units and stock appreciation rights to be awarded to employees, consultants and non-employee directors. The 2010 Plan replaced the Company’s 2004 stock incentive plan (the “2004 Plan”). However, the terms of the 2004 Plan will govern prior awards until all awards granted under the 2004 Plan have been exercised, forfeited, cancelled, expired, or otherwise terminated in accordance with the terms thereof. The Company may grant up to a maximum of 2,000,000 common shares under the 2010 plan, plus the number of common shares remaining available for grant pursuant to the 2004 Plan.
Performance Stock
Grants of performance stock comprise rights to receive stock at a future date that are contingent on the Company and the grantee achieving certain performance objectives.
During the three and nine months ended September 30, 2010, potential stock based performance awards totaled 578,165, which potentially vest on December 31, 2010 (2009 — 565,165). Expense (income) recognized for the three and nine month periods ended September 30, 2010 was €483 and €1,190, respectively (2009 — €388 and €327).
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
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands of Euros, except per share data)
Note 2. Stock-Based Compensation (continued)
On February 11, 2010, the Company awarded a total of 13,000 performance stock to two employees. As of September 30, 2010, no performance stock had vested (2009 — nil). During the three and nine month period ended September 30, 2010, no performance stock were cancelled (2009 — nil and 39,991).
Restricted Stock
The fair value of restricted stock is determined based upon the number of shares granted and the quoted price of the Company’s stock on the date of grant. Restricted stock generally vests over one year. Expense is recognized on a straight-line basis over the vesting period. Expense recognized for the three and nine month periods ended September 30, 2010 was €60 and €83, respectively (2009 — €2 and €49).
In the second quarter, 56,000 restricted stock awards were granted to Directors of the Company (2009 — nil) and 21,000 restricted stock awards vested in the three month period ended September 30, 2010. No restricted stock awards were granted in the third quarter of 2010 (2009 — 21,000) and there were no restricted stock awards cancelled during the three and nine month periods ended September 30, 2010 (2009 — nil and nil). As at September 30, 2010, 56,000 restricted stock awards remain unvested.
As at September 30, 2010, the total remaining unrecognized compensation cost related to restricted stock amounted to approximately €148 (2009 — €9), which will be amortized over their remaining vesting periods.
Stock Options
During the three and nine month periods ended September 30, 2010 and 2009, no options were exercised, cancelled or granted and 738,334 options expired during the first quarter of 2010 (2009 — nil).
FORM 10-Q
QUARTERLY REPORT - PAGE 10

MERCER INTERNATIONAL INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands of Euros, except per share data)
Note 3. Net Income (Loss) Per Share Attributable to Common Shareholders

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net income (loss) attributable to common shareholders — basic	€46,135	€(14,112)	€50,990	€(64,938)
Interest on convertible notes, net of tax	571	—	2,011	—

Net income (loss) attributable to common shareholders — diluted	€46,706	€(14,112)	€53,001	€(64,938)

Net income (loss) per share attributable to common shareholders
Basic	€1.17	€(0.39)	€1.36	€(1.79)

Diluted	€0.82	€(0.39)	€0.93	€(1.79)

Weighted average number of common shares outstanding
Basic(1)	39,446,447	36,306,027	37,383,444	36,293,489
Effect of dilutive instruments
Performance rights	455,609	—	453,780	—
Restricted stock	7,220	—	15,232	—
Stock options and awards	—	—	—	—
Convertible notes	17,113,010	—	19,167,690	—

Diluted	57,022,286	36,306,027	57,020,146	36,293,489

(1)	The basic weighted average number of shares excludes performance and restricted stock which have been issued, but have not vested as at September 30, 2010 and 2009.
The calculation of diluted net income (loss) per share attributable to common shareholders does not assume the exercise of any instruments that would have an anti-dilutive effect on earnings per share.
Stock options and awards excluded from the calculation of diluted income (loss) per share attributable to common shareholders because they are anti-dilutive represented 190,000 shares for the three and nine month periods ended September 30, 2010 (2009 — 928,334).
Restricted stock excluded from the calculation of diluted income (loss) per share attributable to common shareholders because they were anti-dilutive represented 21,000 shares for the three and nine month periods ended September 30, 2009.
Shares associated with the convertible notes excluded from the calculation of diluted income (loss) per share attributable to common shareholders because they were anti-dilutive represented 8,678,065 shares for the three and nine month periods ended September 30, 2009.
Performance stock excluded from the calculation of diluted income (loss) per share attributable to common shareholders because they were anti-dilutive represented 369,924 shares for the three and nine month periods ended September 30, 2009.
FORM 10-Q
QUARTERLY REPORT - PAGE 11

MERCER INTERNATIONAL INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands of Euros, except per share data)
Note 4. Inventories

	September 30,	December 31,
	2010	2009

Raw materials	€48,313	€24,888
Finished goods	37,629	24,198
Work in process and other	26,443	23,543

	€112,385	€72,629

Note 5. Debt
Debt consists of the following:

	September 30,	December 31,
	2010	2009

Note payable to bank, included in a total loan credit facility of €827,950 to finance the construction related to the Stendal mill (a)	€500,657	€514,574
Senior notes due February 2013, interest at 9.25% accrued and payable semi-annually, unsecured (b)	227,924	216,299
Subordinated convertible notes due October 2010, interest at 8.5% accrued and payable semi-annually (c)	1,673	16,749
Subordinated convertible notes due January 2012, interest at 8.5% accrued and payable semi-annually (d)	33,129	26,160
Credit agreement with a lender with respect to a revolving credit facility of C$40 million (e)	18,563	16,000
Loan payable to the noncontrolling shareholder of the Stendal mill (f)	30,925	35,881
Credit agreement with a bank with respect to a revolving credit facility of €25,000 (g)	—	—
Investment loan agreement with a lender with respect to the wash press project at the Rosenthal mill of €4,351 (h)	3,807	3,511
Credit agreement with a bank with respect to a revolving credit facility of €3,500 (i)	—	—

	816,678	829,174
Less: current portion	(25,928)	(16,032)

Debt, less current portion	€790,750	€813,142

The Company made scheduled principal repayments under these facilities of €14,461 during the nine months ended September 30, 2010 (2009 — €26,500). As of September 30, 2010, the principal maturities of debt are as follows:

Matures	Amount

2010	€1,673
2011	24,255
2012	58,800
2013(1)	287,575
2014	40,543
Thereafter	403,832

€816,678

(1)	Includes revolving credit facility principal amounts totalling €18,563.
FORM 10-Q
QUARTERLY REPORT - PAGE 12

MERCER INTERNATIONAL INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands of Euros, except per share data)
Note 5. Debt (continued)
Certain of the Company’s debt agreements were issued under an indenture which, among other things, restricts its ability and the ability of its restricted subsidiaries to make certain payments. These limitations are subject to other important qualifications and exceptions. As at September 30, 2010, the Company was in compliance with the terms of the indenture.
(a)
Note payable to bank, included in a total loan facility of €827,950 to finance the construction related to the Stendal mill (“Stendal Loan Facility”), interest at rates varying from Euribor plus 0.90% to Euribor plus 1.50% (rates on amounts of borrowing at September 30, 2010 range from 2.04% to 2.72%), principal due in required installments beginning September 30, 2006 until September 30, 2017, collateralized by the assets of the Stendal mill, with 48% and 32% guaranteed by the Federal Republic of Germany and the State of Saxony-Anhalt, respectively, of up to €455,657 of outstanding principal, subject to a debt service reserve account required to pay amounts due in the following twelve months under the terms of the Stendal Loan Facility; payment of dividends is only permitted if certain cash flow requirements are met.

On March 13, 2009, the Company finalized an agreement with its lenders to amend its Stendal Loan Facility. The amendment deferred approximately €164,000 of scheduled principal payments until the maturity date, September 30, 2017, including approximately €20,000, €26,000, €21,000 of scheduled principal payments that were originally due in 2009, 2010, and 2011, respectively. The amendment also provided for a 100% cash sweep, referred to as the “Cash Sweep”, of any cash, in excess of a €15,000 working capital reserve, held by Stendal which will be used first to fund the debt service reserve account to a level sufficient to service the amounts due and payable under the Stendal Loan Facility during the then following 12 months, or “Fully Funded”, and second to prepay the deferred principal amounts. As at September 30, 2010, the debt service reserve balance was approximately €6,968.

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

MERCER INTERNATIONAL INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands of Euros, except per share data)
Note 5. Debt (continued)
(c)
As at September 30, 2010, the Subordinated Convertible Notes due October 2010 had approximately $2.3 million of principal outstanding. The Subordinated Convertible Notes due October 2010, bear interest at 8.50% accrued and payable semi-annually, are convertible at any time by the holder into common shares of the Company at $7.75 per share and are unsecured. The Company may redeem for cash all or a portion of these notes at any time at 100% of the principal amount of the notes plus accrued and unpaid interest up to the redemption date. See Note 5(d) and Note 12 — Subsequent Events.

(d)
On December 10, 2009, the Company exchanged approximately $43.3 million of Subordinated Convertible Notes due October 2010 through private exchange agreements with the holders thereof for approximately $43.8 million of Subordinated Convertible Notes due January 2012. On January 22, 2010, through an exchange offer, the Company exchanged a further $21.7 million of Subordinated Convertible Notes due October 2010 for approximately $22.0 million of the Company’s Subordinated Convertible Notes due January 2012. The Company recognized both exchange transactions of the Subordinated Convertible Notes as extinguishments of debt in accordance with ASC Topic 470, Debt, because the fair value of the embedded conversion option changed by more than 10% in both transactions. As a result, for the year ended December 31, 2009, the Company accounted for the December 10, 2009 exchange as a debt extinguishment and recognized a gain of €4,447 in the Consolidated Statement of Operations. For the nine months ended September 30, 2010, the Company recognized a loss of €929 as a result of the January 22, 2010 exchange. The gain and loss, which were determined using fair market values prevailing at the time of the transactions, will both be accreted to income through to January 2012 through interest expense yielding an effective interest rate of approximately 13% on the December 10, 2009 exchange and 3% on the January 22, 2010 exchange.

The Subordinated Convertible Notes due January 2012 bear interest at 8.50%, accrued and payable semi-annually, are convertible at anytime by the holder into common shares of the Company at $3.30 per share and are unsecured. The Company may redeem for cash all or a portion of the notes on or after July 15, 2011 at 100% of the principal amount of the notes plus accrued interest up to the redemption date. During the three and nine months ended September 30, 2010, approximately $18.1 million and $18.2 million of Subordinated Convertible Notes due January 2012 were converted into 5,478,335 and 5,529,553 shares, respectively. The Company recorded a debt conversion expense of approximately $0.8 million during the three months ended September 30, 2010 as a result of the conversions, which is included within interest expense in the Interim Consolidated Statements of Operations.

FORM 10-Q
QUARTERLY REPORT - PAGE 14

MERCER INTERNATIONAL INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands of Euros, except per share data)
Note 5. Debt (continued)
(e)
Credit agreement with respect to a revolving credit facility of C$40.0 million for the Celgar mill. The credit agreement matures May 2013. Borrowings under the credit agreement are collateralized by the mill’s inventory and receivables and are restricted by a borrowing base calculated on the mill’s inventory and receivables. Canadian dollar denominated amounts bear interest at bankers acceptance plus 3.75% or Canadian prime plus 2.00%. U.S. dollar denominated amounts bear interest at LIBOR plus 3.75% or U.S. base plus 2.00%. As at September 30, 2010, this facility was accruing interest at a rate of approximately 4.95% and the undrawn amount was approximately C$10.0 million.

(f)
Loans payable to the noncontrolling shareholder of the Stendal mill bear interest at 7.00%, which is accrued semi-annually. The loan payable is unsecured, subordinated to all liabilities of the Stendal mill, and is due in 2017. The balance includes principal and accrued interest. See Note 10 — Noncontrolling Interest.

(g)
A €25,000 working capital facility at the Rosenthal mill that matures in December 2012. Borrowings under the facility are collateralized by the mill’s inventory and receivables and bear interest at approximately Euribor plus 3.50%. As at September 30, 2010, approximately €2,100 of this facility was supporting bank guarantees leaving approximately €22,900 undrawn.

(h)
On August 19, 2009 the Company finalized an investment loan agreement with a lender relating to the new wash press at the Rosenthal mill. The four-year amortizing investment loan was completed with a total facility of €4,351 bearing interest at the rate of Euribor plus 2.75%. Borrowings under this agreement are secured by the new wash press equipment. As at September 30, 2010, this facility was drawn by €3,807 and was accruing interest at a rate of 3.90%.

(i)
On February 8, 2010 the Rosenthal mill finalized a credit agreement with a lender for a €3,500 facility maturing in December 2012. Borrowings under the facility will bear interest at the rate of the 3-month Euribor plus 3.50% and are secured by certain land at our Rosenthal mill. As at September 30, 2010, this facility was undrawn.

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
The Company recognized an unrealized gain of €485 and an unrealized loss of €10,523, respectively, with respect to these interest rate swaps for the three and nine months ended September 30, 2010 (2009 — losses of €3,327 and €10,889), in the “Gain (loss) on derivative instruments” line in the Interim Consolidated Statement of Operations and Interim Consolidated Statement of Cash Flows. Derivative instruments are required to be measured at their fair value. Accordingly, the fair value of the interest rate swap is presented in “Unrealized interest rate derivative losses” within the long-term liabilities section in the Interim Consolidated Balance Sheets, which currently amounts to a cumulative unrealized loss of €63,396 (2009 — €52,873).
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
Pension benefits are based on employees’ earnings and years of service. The Celgar Plans are funded by contributions from the Company based on actuarial estimates and statutory requirements. Pension contributions for the three and nine month periods ended September 30, 2010 totaled €280 and €677, respectively (2009 — €107 and €693).
The Company anticipates based on actuarial estimates that it will make contributions to the defined benefit pension plan of approximately €297 in 2010.
FORM 10-Q
QUARTERLY REPORT - PAGE 16

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

	Three Months Ended September 30,
	2010		2009
		Post-		Post-
	Pension	Retirement	Pension	Retirement
	Benefits	Benefits	Benefits	Benefits

Service cost	€21	€100	€14	€86
Interest cost	425	196	382	205
Expected return on plan assets	(398)	—	(321)	—
Recognized net loss (gain)	111	(79)	36	(60)

Net periodic benefit cost	€159	€217	€111	€231

	Nine Months Ended September 30,
	2010		2009
		Post-		Post-
	Pension	Retirement	Pension	Retirement
	Benefits	Benefits	Benefits	Benefits

Service cost	€61	€294	€42	€253
Interest cost	1,257	580	1,129	606
Expected return on plan assets	(1,175)	—	(949)	—
Recognized net loss (gain)	329	(233)	105	(176)

Net periodic benefit cost	€472	€641	€327	€683

Note 8. Share Capital
Common shares
The Company has authorized 200,000,000 common shares (2009 — 200,000,000) with a par value of $1 per share.
During the nine months ended September 30, 2010, 5,529,553 shares were issued as a result of certain holders of the Company’s Subordinated Convertible Notes due January 2012 exercising their conversion option. See Note 5(d) — Debt.
As at September 30, 2010 and December 31, 2009, the Company had 42,029,660 and 36,443,487 common shares issued and outstanding, respectively.
FORM 10-Q
QUARTERLY REPORT - PAGE 17

MERCER INTERNATIONAL INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands of Euros, except per share data)
Note 8. Share Capital (continued)
Preferred shares
The Company has authorized 50,000,000 preferred shares (2009 — 50,000,000) with $1 par value issuable in series, of which 2,000,000 shares have been designated as Series A. The preferred shares may be issued in one or more series and with such designations and preferences for each series as shall be stated in the resolutions providing for the designation and issue of each such series adopted by the Board of Directors of the Company. The Board of Directors is authorized by the Company’s articles of incorporation to determine the voting, dividend, redemption and liquidation preferences pertaining to each such series. As at September 30, 2010, no preferred shares had been issued by the Company.
Note 9. Financial Instruments
The fair value of financial instruments at September 30, 2010 and December 31, 2009 is summarized as follows:

	September 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Cash and cash equivalents	€85,126	€85,126	€51,291	€51,291
Investments	123	123	135	135
Receivables	101,920	101,920	71,143	71,143
Notes receivable	3,332	3,332	3,819	3,819
Accounts payable and accrued expenses	108,130	108,130	85,185	85,185
Debt	816,678	820,294	829,174	769,207
Interest rate derivative contracts — liability	63,396	63,396	52,873	52,873
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
The following table presents a summary of the Company’s outstanding financial instruments and their estimated fair values under the hierarchy defined in ASC 820:

	Fair value measurements at September 30, 2010 using:
	Quoted prices in
	active markets for	Significant other	Significant
	identical assets	observable inputs	unobservable inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total

Assets
Investments (a)	€123	€—	€—	€123

Liabilities
Derivatives (b)
- Interest rate swaps	€—	€63,396	€—	€63,396

(a)	Based on observable market data.

(b)	Based on observable inputs for the liability (yield curves observable at specific intervals).
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
Note 11. Commitments and Contingencies
As part of the Company’s Green Energy project (the “Green Energy Project”) for the Celgar mill, during 2009 and 2010 the Company entered into a number of contracts for the purchase of a new 48 megawatt condensing turbine-generator set, as well as other related equipment commitments. As at September 30, 2010, the value of the project remaining to be completed is approximately €1,100 (C$1.5 million), a majority of which is due to be paid within the next year. Pursuant to a contribution agreement finalized in November 2009, the Canadian Federal Government’s Pulp and Paper Green Transformation Program (the “Program”) will provide approximately C$40.7 million to complete the Green Energy Project, of which approximately €3,300 (C$4.7 million) was receivable as at September 30, 2010. The Company is also eligible for an additional C$17.0 million under the Program for future qualifying projects.
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
Note 12. Subsequent Events
On October 15, 2010, the Company repaid approximately $2.3 million of the principal outstanding balance for the Subordinated Convertibles Notes due October 2010, and any unpaid interest up to the redemption date.
FORM 10-Q
QUARTERLY REPORT - PAGE 20

MERCER INTERNATIONAL INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands of Euros, except per share data)
Note 13. Restricted Group Supplemental Disclosure
The terms of the indenture governing our 9.25% senior unsecured notes require that we provide the results of operations and financial condition of Mercer International Inc. and our restricted subsidiaries under the indenture, collectively referred to as the “Restricted Group”. As at and during the three and nine months ended September 30, 2010 and 2009, the Restricted Group was comprised of Mercer International Inc., certain holding subsidiaries and our Rosenthal and Celgar mills. The Restricted Group excludes the Stendal mill.
Combined Condensed Balance Sheets

	September 30, 2010
	Restricted	Unrestricted		Consolidated
	Group	Subsidiaries	Eliminations	Group
ASSETS
Current assets
Cash and cash equivalents	€48,411	€36,715	€—	€85,126
Receivables	51,792	50,128	—	101,920
Inventories	68,257	44,128	—	112,385
Prepaid expenses and other	6,479	5,507	—	11,986

Total current assets	174,939	136,478	—	311,417

Property, plant and equipment	363,758	487,978	—	851,736
Deferred note issuance and other	2,608	4,333	—	6,941
Deferred income tax	12,990	—	—	12,990
Due from unrestricted group	78,177	—	(78,177)	—
Note receivable	1,723	—	—	1,723

Total assets	€634,195	€628,789	€(78,177)	€1,184,807

LIABILITIES
Current liabilities
Accounts payable and accrued expenses	€64,669	€43,461	€—	€108,130
Pension and other post-retirement benefit obligations	608	—	—	608
Debt	2,761	23,167	—	25,928

Total current liabilities	68,038	66,628	—	134,666

Debt	282,335	508,415	—	790,750
Due to restricted group	—	78,177	(78,177)	—
Unrealized interest rate derivative losses	—	63,396	—	63,396
Pension and other post-retirement benefit obligations	19,581	—	—	19,581
Capital leases and other	6,616	3,942	—	10,558

Total liabilities	376,570	720,558	(78,177)	1,018,951

EQUITY
Total shareholders’ equity (deficit)	257,625	(65,797)	—	191,828
Noncontrolling interest (deficit)	—	(25,972)	—	(25,972)

Total liabilities and equity	€634,195	€628,789	€(78,177)	€1,184,807

FORM 10-Q
QUARTERLY REPORT - PAGE 21

MERCER INTERNATIONAL INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands of Euros, except per share data)
Note 13. Restricted Group Supplemental Disclosure (continued)
Combined Condensed Balance Sheets

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

MERCER INTERNATIONAL INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands of Euros, except per share data)
Note 13. Restricted Group Supplemental Disclosure (continued)
Combined Condensed Statements of Operations

	Three Months Ended September 30, 2010
	Restricted	Unrestricted		Consolidated
	Group	Subsidiaries	Eliminations	Group
Revenues
Pulp	€123,518	€101,179	€—	€224,697
Energy	1,535	8,186	—	9,721

	125,053	109,365	—	234,418

Operating costs	91,528	70,765	—	162,293
Operating depreciation and amortization	7,514	6,473	—	13,987
Selling, general and administrative expenses and other	3,221	3,506	—	6,727

	102,263	80,744	—	183,007

Operating income (loss)	22,790	28,621	—	51,411

Other income (expense)
Interest expense	(8,796)	(10,213)	1,189	(17,820)
Investment income (loss)	1,246	36	(1,189)	93
Foreign exchange gain (loss) on debt	9,927	—	—	9,927
Gain (loss) on derivative instruments	—	485	—	485

Total other income (expense)	2,377	(9,692)	—	(7,315)

Income (loss) before income taxes	25,167	18,929	—	44,096
Income tax benefit (provision)	8,849	(1,694)	—	7,155

Net income (loss)	34,016	17,235	—	51,251
Less: net (income) loss attributable to noncontrolling interest	—	(5,116)	—	(5,116)

Net income (loss) attributable to common shareholders	€34,016	€12,119	€—	€46,135

	Three Months Ended September 30, 2009
	Restricted	Unrestricted		Consolidated
	Group	Subsidiaries	Eliminations	Group
Revenues
Pulp	€79,213	€66,644	€—	€145,857
Energy	3,201	7,173	—	10,374

	82,414	73,817	—	156,231

Operating costs	78,136	58,430	—	136,566
Operating depreciation and amortization	6,816	6,569	—	13,385
Selling, general and administrative expenses and other	4,048	2,725	—	6,773

	89,000	67,724	—	156,724

Operating income (loss)	(6,586)	6,093	—	(493)

Other income (expense)
Interest expense	(6,546)	(10,674)	1,135	(16,085)
Investment income (loss)	1,112	43	(1,135)	20
Foreign exchange gain (loss) on debt	3,779	—	—	3,779
Gain (loss) on derivative instruments	—	(3,327)	—	(3,327)

Total other income (expense)	(1,655)	(13,958)	—	(15,613)

Income (loss) before income taxes	(8,241)	(7,865)	—	(16,106)
Income tax benefit (provision)	108	(51)	—	57

Net income (loss)	(8,133)	(7,916)	—	(16,049)
Less: net (income) loss attributable to noncontrolling interest	—	1,937	—	1,937

Net income (loss) attributable to common shareholders	€(8,133)	€(5,979)	€—	€(14,112)

FORM 10-Q
QUARTERLY REPORT - PAGE 23

MERCER INTERNATIONAL INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands of Euros, except per share data)
Note 13. Restricted Group Supplemental Disclosure (continued)
Combined Condensed Statements of Operations

	Nine Months Ended September 30, 2010
	Restricted	Unrestricted		Consolidated
	Group	Subsidiaries	Eliminations	Group
Revenues
Pulp	€354,775	€269,336	€—	€624,111
Energy	8,750	22,033	—	30,783

	363,525	291,369	—	654,894

Operating costs	269,063	201,914	—	470,977
Operating depreciation and amortization	22,355	19,462	—	41,817
Selling, general and administrative expenses and other	14,792	9,985	—	24,777

	306,210	231,361	—	537,571

Operating income (loss)	57,315	60,008	—	117,323

Other income (expense)
Interest expense	(24,073)	(30,593)	3,525	(51,141)
Investment income (loss)	3,770	59	(3,525)	304
Foreign exchange gain (loss) on debt	(4,675)	—	—	(4,675)
Gain (loss) on extinguishment of convertible notes	(929)	—	—	(929)
Gain (loss) on derivative instruments	—	(10,523)	—	(10,523)

Total other income (expense)	(25,907)	(41,057)	—	(66,964)

Income (loss) before income taxes	31,408	18,951	—	50,359
Income tax benefit (provision)	8,354	(2,722)	—	5,632

Net income (loss)	39,762	16,229	—	55,991
Less: net (income) loss attributable to noncontrolling interest	—	(5,001)	—	(5,001)

Net income (loss) attributable to common shareholders.	€39,762	€11,228	€—	€50,990

	Nine Months Ended September 30, 2009
	Restricted	Unrestricted		Consolidated
	Group	Subsidiaries	Eliminations	Group
Revenues
Pulp	€230,672	€191,740	€—	€422,412
Energy	11,162	21,113	—	32,275

	241,834	212,853	—	454,687

Operating costs	232,364	185,232	—	417,596
Operating depreciation and amortization	20,408	19,917	—	40,325
Selling, general and administrative expenses and other	10,665	8,743	—	19,408

	263,437	213,892	—	477,329

Operating income (loss)	(21,603)	(1,039)	—	(22,642)

Other income (expense)
Interest expense	(20,775)	(31,543)	3,365	(48,953)
Investment income (loss)	3,262	(2,941)	(3,365)	(3,044)
Foreign exchange gain (loss) on debt	4,533	—	—	4,533
Gain (loss) on derivative instruments	—	(10,889)	—	(10,889)

Total other income (expense)	(12,980)	(45,373)	—	(58,353)

Income (loss) before income taxes	(34,583)	(46,412)	—	(80,995)
Income tax benefit (provision)	(833)	5,695	—	4,862

Net income (loss)	(35,416)	(40,717)	—	(76,133)
Less: net (income) loss attributable to noncontrolling interest	—	11,195	—	11,195

Net income (loss) attributable to common shareholders.	€(35,416)	€(29,522)	€—	€(64,938)

FORM 10-Q
QUARTERLY REPORT - PAGE 24

MERCER INTERNATIONAL INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands of Euros, except per share data)
Note 13. Restricted Group Supplemental Disclosure (continued)
Combined Condensed Statements of Cash Flows

	Three Months Ended September 30, 2010
	Restricted	Unrestricted	Consolidated
	Group	Group	Group
Cash flows from (used in) operating activities
Net income (loss) attributable to common shareholders	€34,016	€12,119	€46,135
Adjustments to reconcile net income (loss) attributable to common shareholders to cash flows from operating activities
Loss (gain) on derivative instruments	—	(485)	(485)
Foreign exchange loss (gain) on debt	(9,927)	—	(9,927)
Depreciation and amortization	7,582	6,473	14,055
Accretion expense (income)	1,111	—	1,111
Noncontrolling interest	—	5,116	5,116
Deferred income taxes	(9,382)	—	(9,382)
Stock compensation expense	540	—	540
Pension and other post-retirement expense, net of funding	96	—	96
Other	286	703	989
Changes in current assets and liabilities
Receivables	13,790	5,801	19,591
Inventories	(13,209)	(12,796)	(26,005)
Accounts payable and accrued expenses	(2,127)	3,941	1,814
Other(1)	(4,242)	(641)	(4,883)

Net cash from (used in) operating activities	18,534	20,231	38,765

Cash flows from (used in) investing activities
Purchase of property, plant and equipment	(8,392)	(92)	(8,484)
Proceeds on sale of property, plant and equipment	27	1	28
Notes receivable	216	—	216

Net cash from (used in) investing activities	(8,149)	(91)	(8,240)

Cash flows from (used in) financing activities
Repayment of notes payable and debt	(544)	(5,667)	(6,211)
Repayment of capital lease obligations	(220)	(418)	(638)
Proceeds from (repayment of) credit facilities, net	(4,057)	—	(4,057)
Proceeds from government grants	6,778	—	6,778

Net cash from (used in) financing activities	1,957	(6,085)	(4,128)

Effect of exchange rate changes on cash and cash equivalents	(3,416)	—	(3,416)

Net increase (decrease) in cash and cash equivalents	8,926	14,055	22,981
Cash and cash equivalents, beginning of period	39,485	22,660	62,145

Cash and cash equivalents, end of period	€48,411	€36,715	€85,126

(1)	Includes intercompany working capital related transactions.
FORM 10-Q
QUARTERLY REPORT - PAGE 25

MERCER INTERNATIONAL INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands of Euros, except per share data)
Note 13. Restricted Group Supplemental Disclosure (continued)
Combined Condensed Statements of Cash Flows

	Three Months Ended September 30, 2009
	Restricted	Unrestricted	Consolidated
	Group	Group	Group
Cash flows from (used in) operating activities
Net income (loss) attributable to common shareholders	€(8,133)	€(5,979)	€(14,112)
Adjustments to reconcile net income (loss) attributable to common shareholders to cash flows from operating activities
Loss (gain) on derivative instruments	—	3,327	3,327
Foreign exchange loss (gain) on debt	(3,779)	—	(3,779)
Depreciation and amortization	6,878	6,569	13,447
Noncontrolling interest	—	(1,937)	(1,937)
Deferred income taxes	(71)	1	(70)
Stock compensation expense	383	—	383
Pension and other post-retirement expense, net of funding	314	—	314
Other	158	619	777
Changes in current assets and liabilities
Receivables	5,229	(774)	4,455
Inventories	(1,630)	4,028	2,398
Accounts payable and accrued expenses	5,437	(3,742)	1,695
Other(1)	(2,764)	1,167	(1,597)

Net cash from (used in) operating activities	2,022	3,279	5,301

Cash flows from (used in) investing activities
Purchase of property, plant and equipment	(3,785)	(209)	(3,994)
Proceeds on sale of property, plant and equipment	9	102	111
Cash, restricted	—	3,531	3,531
Note receivable	333	—	333

Net cash from (used in) investing activities	(3,443)	3,424	(19)

Cash flows from (used in) financing activities
Repayment of notes payable and debt	(10,000)	(8,249)	(18,249)
Repayment of capital lease obligations	(179)	(731)	(910)
Proceeds from borrowing of notes payable and debt	1,869	—	1,869
Proceeds from government grants	546	—	546

Net cash from (used in) financing activities	(7,764)	(8,980)	(16,744)

Effect of exchange rate changes on cash and cash equivalents	637	—	637

Net increase (decrease) in cash and cash equivalents	(8,548)	(2,277)	(10,825)
Cash and cash equivalents, beginning of period	33,842	28,258	62,100

Cash and cash equivalents, end of period	€25,294	€25,981	€51,275

(1)	Includes intercompany working capital related transactions.
FORM 10-Q
QUARTERLY REPORT - PAGE 26

MERCER INTERNATIONAL INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands of Euros, except per share data)
Note 13. Restricted Group Supplemental Disclosure (continued)
Combined Condensed Statements of Cash Flows

	Nine Months Ended September 30, 2010
	Restricted	Unrestricted	Consolidated
	Group	Group	Group
Cash flows from (used in) operating activities
Net income (loss) attributable to common shareholders	€39,762	€11,228	€50,990
Adjustments to reconcile net income (loss) attributable to common shareholders to cash flows from operating activities
Loss (gain) on derivative instruments	—	10,523	10,523
Foreign exchange loss (gain) on debt	4,675	—	4,675
Gain (loss) on extinguishment of convertible notes	929	—	929
Depreciation and amortization	22,590	19,462	42,052
Accretion (income) expense	2,056	—	2,056
Noncontrolling interest	—	5,001	5,001
Deferred income taxes	(9,382)	—	(9,382)
Stock compensation expense	1,273	—	1,273
Pension and other post-retirement expense, net of funding	428	—	428
Other	856	1,980	2,836
Changes in current assets and liabilities
Receivables	(12,778)	(13,573)	(26,351)
Inventories	(12,592)	(24,396)	(36,988)
Accounts payable and accrued expenses	5,595	9,551	15,146
Other(1)	(8,040)	2,563	(5,477)

Net cash from (used in) operating activities	35,372	22,339	57,711

Cash flows from (used in) investing activities
Purchase of property, plant and equipment	(27,467)	(1,409)	(28,876)
Proceeds on sale of property, plant and equipment	90	487	577
Cash, restricted	—	—	—
Note receivable	711	—	711

Net cash from (used in) investing activities	(26,666)	(922)	(27,588)

Cash flows from (used in) financing activities
Repayment of notes payable and debt	(560)	(13,917)	(14,477)
Repayment of capital lease obligations	(804)	(1,441)	(2,245)
Proceeds from borrowings of notes payable and debt	856	—	856
Proceeds from (repayment of) credit facilities, net	1,493	—	1,493
Proceeds from government grants	17,337	—	17,337

Net cash from (used in) financing activities	18,322	(15,358)	2,964

Effect of exchange rate changes on cash and cash equivalents	748	—	748

Net increase (decrease) in cash and cash equivalents	27,776	6,059	33,835
Cash and cash equivalents, beginning of period	20,635	30,656	51,291

Cash and cash equivalents, end of period	€48,411	€36,715	€85,126

(1)	Includes intercompany working capital related transactions.
FORM 10-Q
QUARTERLY REPORT - PAGE 27

MERCER INTERNATIONAL INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands of Euros, except per share data)
Note 13. Restricted Group Supplemental Disclosure (continued)
Combined Condensed Statements of Cash Flows

	Nine Months Ended September 30, 2009
	Restricted	Unrestricted	Consolidated
	Group	Group	Group
Cash flows from (used in) operating activities
Net income (loss) attributable to common shareholders	€(35,416)	€(29,522)	€(64,938)
Adjustments to reconcile net income (loss) attributable to common shareholders to cash flows from operating activities
Loss (gain) on derivative instruments	—	10,889	10,889
Foreign exchange loss (gain) on debt	(4,533)	—	(4,533)
Depreciation and amortization	20,601	19,917	40,518
Noncontrolling interest	—	(11,195)	(11,195)
Deferred income taxes	838	(5,827)	(4,989)
Stock compensation expense	376	—	376
Pension and other post-retirement expense, net of funding	291	—	291
Inventory provisions	3,233	1,354	4,587
Other	507	(1,705)	(1,198)
Changes in current assets and liabilities
Receivables	27,444	1,719	29,163
Inventories	9,684	20,239	29,923
Accounts payable and accrued expenses	11,960	(2,325)	9,635
Other(1)	(15,227)	14,264	(963)

Net cash from (used in) operating activities	19,758	17,808	37,566

Cash flows from (used in) investing activities
Purchase of property, plant and equipment	(18,312)	(1,223)	(19,535)
Proceeds on sale of property, plant and equipment	107	236	343
Cash, restricted	—	13,000	13,000
Note receivable	574	—	574

Net cash from (used in) investing activities	(17,631)	12,013	(5,618)

Cash flows from (used in) financing activities
Repayment of notes payable and debt	(10,000)	(16,499)	(26,499)
Repayment of capital lease obligations	(480)	(1,648)	(2,128)
Proceeds form borrowings of notes payables and debt	11,869	—	11,869
Proceeds from (repayment of) credit facilities, net	(5,550)	—	(5,550)
Proceeds from government grants	546	—	546
Payment of deferred note issuance costs	—	(1,969)	(1,969)

Net cash from (used in) financing activities	(3,615)	(20,116)	(23,731)

Effect of exchange rate changes on cash and cash equivalents	606	—	606

Net increase (decrease) in cash and cash equivalents	(882)	9,705	8,823
Cash and cash equivalents, beginning of period	26,176	16,276	42,452

Cash and cash equivalents, end of period	€25,294	€25,981	€51,275

(1)	Includes intercompany working capital related transactions.
FORM 10-Q
QUARTERLY REPORT - PAGE 28

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
In this document: (i) unless the context otherwise requires, references to “we”, “our”, “us”, the “Company” or “Mercer” mean Mercer International Inc. and its subsidiaries; (ii) references to “Mercer Inc.” mean the Company excluding its subsidiaries; (iii) information is provided as of September 30, 2010, unless otherwise stated; (iv) all references to monetary amounts are to “Euros”, the lawful currency adopted by most members of the European Union, unless otherwise stated; (v) “€” refers to Euros, “$” refers to U.S. dollars and “C$” refers to Canadian dollars; and (vi) “ADMTs” refers to air-dried metric tonnes.
Results of Operations
General
We operate three northern bleached softwood kraft (“NBSK”) pulp mills through our wholly owned subsidiaries, Rosenthal and Celgar, and our 74.9% owned subsidiary, Stendal, which have a consolidated annual production capacity of approximately 1.5 million ADMTs.
The following discussion and analysis of our results of operations and financial condition for the three and nine months ended September 30, 2010 should be read in conjunction with our interim consolidated financial statements and related notes included in this quarterly report, as well as our most recent annual report on Form 10-K for the fiscal year ended December 31, 2009 filed with the Securities and Exchange Commission (the “SEC”).
Market Environment
Pulp prices were generally stable in the third quarter of 2010 after reaching record levels in the second quarter of 2010. As we move into the fourth quarter of 2010, there has been some softness in NBSK pulp pricing that we believe has resulted from the start up of a previously closed mill and increased hardwood capacity. However, we expect that demand/supply conditions, including prospects for improving Chinese demand and relatively low NBSK pulp inventory levels, should result in a reasonably favorable outlook for our business.
The completion of the Celgar Energy Project at the end of September 2010 should also provide us with a new stable revenue source unrelated to pulp pricing.
FORM 10-Q
QUARTERLY REPORT - PAGE 29

Third Quarter and Nine Months Operational Snapshot
Selected production, sales and exchange rate data for the three and nine months ended September 30, 2010 and 2009 is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Pulp Production (‘000 ADMTs)	380.9	345.8	1,070.0	1,040.6
Scheduled Production Downtime (‘000 ADMTs)	8.3	35.4	43.5	38.1
Pulp Sales (‘000 ADMTs)	344.8	361.6	1,042.6	1,093.7
Pulp Revenues (in millions)	€224.7	€145.9	€624.1	€422.4
NBSK pulp list prices in Europe ($/ADMT)	$980	$693	$932	$627
NBSK pulp list prices in Europe (€/ADMT)	€758	€485	€708	€459
Average pulp sales realizations (€/ADMT)(1)	€642	€397	€590	€380

Energy Production (‘000 MWh)	330.8	354.4	1,051.1	1,086.7
Energy Sales (‘000 MWh)	119.1	121.8	370.3	362.6
Energy Revenue (in millions)	€9.7	€10.4	€30.8	€32.3
Average energy sales realizations (€/MWh)	€82	€85	€83	€89

Average Spot Currency Exchange Rates
€ / $(2)	0.7729	0.6989	0.7608	0.7337
C$ / $(2)	1.0385	1.0972	1.0358	1.1700
C$ / €(3)	1.3438	1.5694	1.3639	1.5934

(1)	Sales realizations after discounts. Incorporates the effect of pulp price variations occurring between the order and shipment dates.

(2)	Average Federal Reserve Bank of New York noon spot rate over the reporting period.

(3)	Average Bank of Canada noon spot rates over the reporting period.
Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009
Pulp revenues for the three months ended September 30, 2010 increased by approximately 54% to €224.7 million from €145.9 million in the comparative quarter of 2009, due to significantly higher pulp prices and a stronger U.S. dollar relative to the Euro. Revenues from the sale of excess energy decreased slightly to €9.7 million in the third quarter from €10.4 million in the same quarter last year, primarily due to our Rosenthal mill’s scheduled turbine maintenance. During the current quarter, the Rosenthal mill had nine days of downtime for scheduled maintenance and its turbine was down for an additional 51 days of maintenance. During this 51-day period, the Rosenthal mill produced pulp at capacity but purchased energy instead of selling surplus energy.
Pulp prices in the third quarter of 2010 were significantly higher than in the same period last year due to a strengthening in global pulp markets. List prices for NBSK pulp in Europe were approximately $980 (€758) per ADMT in the current quarter compared to approximately $693 (€485) per ADMT in the third quarter of 2009 and $800 (€558) at the end of 2009. In the third quarter of 2010, average pulp sales realizations increased by approximately 62% to €642 per ADMT from €397 per ADMT in the same period last year, primarily due to significantly higher pulp prices and a stronger U.S. dollar relative to the Euro.
Pulp sales volume decreased to 344,777 ADMTs in the current quarter from 361,627 ADMTs in the comparative period of 2009, primarily due to certain orders slipping into the fourth quarter of 2010.
FORM 10-Q
QUARTERLY REPORT - PAGE 30

Pulp production increased to 380,894 ADMTs in the current quarter from 345,833 ADMTs in the same quarter of 2009, primarily due to record levels of production at our Celgar and Stendal mills, partially offset by nine days (approximately 8,000 ADMTs) of scheduled maintenance downtime at our Rosenthal mill. In the comparative quarter of 2009, we had 30 days (approximately 35,000 ADMTs) of scheduled maintenance downtime at our German mills.
Costs and expenses in the third quarter of 2010 increased to €183.0 million from €156.7 million in the comparative period of 2009, primarily due to higher fiber costs and higher energy costs resulting from the turbine maintenance at the Rosenthal mill.
In the third quarter of 2010, operating depreciation and amortization increased slightly to €14.0 million from €13.4 million in the same quarter last year. Selling, general and administrative expenses increased slightly to €6.9 million from €6.6 million in the third quarter of 2009, primarily as a result of a stronger Euro.
Transportation costs increased to €16.3 million in the third quarter of 2010 from €14.2 million in the third quarter of 2009, primarily due to higher container rates.
On average, our per unit fiber costs in the current quarter increased by approximately 32% from the same period in 2009, primarily due to higher fiber costs at our German mills, which increased due to stronger demand for fiber from the European board industry, and continuing weak lumber markets which resulted in low timber harvesting rates and reduced availability of wood residuals in Germany.
For the third quarter of 2010, we recorded operating income of €51.4 million compared to an operating loss of €0.5 million in the comparative quarter of 2009, primarily due to significantly improved pulp prices and a stronger U.S. dollar relative to the Euro.
Interest expense in the third quarter of 2010 increased marginally to €17.8 million from €16.1 million in the comparative quarter of 2009, due to the accretion expense related to the exchange of our convertible notes, which was partially offset by reduced levels of debt associated with the Stendal mill.
Our Stendal mill recorded an unrealized gain of €0.5 million on the mark to market of its interest rate derivatives in the current quarter, compared to an unrealized loss of €3.3 million in the same quarter of last year. We recorded a foreign exchange gain of €9.9 million on our foreign currency denominated debt compared to a foreign exchange gain of €3.8 million in the same period of 2009.
During the current quarter, we recorded €7.2 million of net income tax recoveries, compared to a nominal net tax recovery of €0.1 million in the same period last year. The tax recoveries reflect our expectation that certain of our tax assets will be utilized to reduce taxable income in the future.
In the third quarter of 2010, the noncontrolling shareholder’s interest in the Stendal mill’s income was €5.1 million, compared to a loss of €1.9 million in the same quarter last year.
We reported net income attributable to common shareholders for the third quarter of 2010 of €46.1 million, or €1.17 per basic and €0.82 per diluted share, which included aggregate non-cash, unrealized gains of €10.4 million, or €0.26 per basic share, on the Stendal interest rate derivatives and the foreign exchange effect on our debt. In the third quarter of 2009, the net loss attributable to common shareholders was €14.1 million, or €0.39 per basic and diluted share, which included a net non-cash unrealized gain of €0.5 million on the Stendal interest rate derivatives and the foreign exchange effect on our debt.
FORM 10-Q
QUARTERLY REPORT - PAGE 31

Operating EBITDA in the third quarter of 2010 increased to €65.5 million ($84.7 million) from €62.1 million ($79.1 million) in the prior quarter and €13.0 million ($18.6 million) in the third quarter of 2009. Operating EBITDA is defined as operating income (loss) plus depreciation and amortization and non-recurring capital asset impairment charges. Management uses Operating EBITDA as a benchmark measurement of its own operating results, and as a benchmark relative to its competitors. Management considers it to be a meaningful supplement to operating income as a performance measure primarily because depreciation expense and non-recurring capital asset impairment charges are not an actual cash cost, and depreciation expense varies widely from company to company in a manner that management considers largely independent of the underlying cost efficiency of their operating facilities. In addition, we believe Operating EBITDA is commonly used by securities analysts, investors and other interested parties to evaluate our financial performance.
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
FORM 10-Q
QUARTERLY REPORT - PAGE 32

The following table provides a reconciliation of net income (loss) attributable to common shareholders to operating income (loss) and Operating EBITDA for the periods indicated:

	Three Months Ended
	September 30,
	2010	2009
	(in thousands)
Net income (loss) attributable to common shareholders	€46,135	€(14,112)
Net income (loss) attributable to noncontrolling interest	5,116	(1,937)
Income taxes (benefits)	(7,155)	(57)
Interest expense	17,820	16,085
Investment (income) loss	(93)	(20)
Foreign exchange (gain) loss on debt	(9,927)	(3,779)
Loss (gain) on derivative instruments	(485)	3,327

Operating income (loss)	51,411	(493)
Add: Depreciation and amortization	14,055	13,447

Operating EBITDA	€65,466	€12,954

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009
Pulp revenues for the nine months ended September 30, 2010 increased by approximately 48% to €624.1 million from €422.4 million in the comparative period of 2009, primarily due to significantly higher pulp prices and a stronger U.S. dollar relative to the Euro. Revenues from the sale of excess energy decreased slightly to €30.8 million from €32.3 million in the comparative period last year, primarily due to scheduled turbine maintenance at our Rosenthal mill.
Pulp prices in the first nine months of 2010 were higher than in the same period last year due to a strengthening in global pulp markets. List prices for NBSK pulp in Europe were approximately $932 (€708) per ADMT in the first nine months of 2010 compared to approximately $627 (€459) per ADMT in the first nine months of 2009. In the first nine months of 2010, average pulp sales realizations increased by approximately 55% to €590 per ADMT from €380 per ADMT in the same period last year, primarily due to significantly higher pulp prices.
Pulp sales volume decreased slightly to 1,042,649 ADMTs in the first nine months of 2010 from 1,093,664 ADMTs in the comparative period of 2009.
Pulp production increased to 1,070,043 ADMTs in the first nine months of 2010 from 1,040,582 ADMTs in the comparative period of 2009, primarily due to the near record production of all our mills in 2010. We had 31 days of scheduled maintenance downtime and resulting production curtailments of approximately 43,000 ADMTs in the first nine months of 2010, compared to an aggregate of 33 days of maintenance downtime and resulting production curtailments of approximately 38,000 ADMTs in the same period of 2009.
Costs and expenses in the first nine months of 2010 increased to €537.6 million from €477.3 million in the comparative period of 2009, primarily due to higher fiber costs in Germany and annual and turbine maintenance costs at our mills.
In the nine months ended September 30, 2010, operating depreciation and amortization increased slightly to €41.8 million from €40.3 million in the same period last year. Selling, general and administrative expenses increased in the first nine months of 2010 to €24.9 million from €19.8 million in the comparative period of 2009, primarily as a result of increased selling costs and a stronger Canadian dollar relative to the Euro.
FORM 10-Q
QUARTERLY REPORT - PAGE 33

Transportation costs increased to €47.6 million in the first nine months of 2010 from €43.1 million in the first nine months of 2009, primarily due to higher container rates.
Overall, our per unit fiber costs increased by approximately 23% in the first nine months of 2010 from the same period in 2009, primarily due to higher fiber costs at our German mills resulting from increased demand from the European board industry and continuing weak lumber markets which resulted in low timber harvesting rates and reduced availability of wood residuals.
For the first nine months of 2010, we recorded operating income of €117.3 million compared to an operating loss of €22.6 million in the comparative period of 2009, primarily due to significantly higher pulp price realizations.
Interest expense in the first nine months of 2010 increased marginally to €51.1 million from €49.0 million in the comparative period of 2009, due to accretion expense related to the exchange of our convertible notes in January 2010, being partially offset by lower debt levels at our Stendal mill.
Our Stendal mill recorded an unrealized loss of €10.5 million on the mark to market of its interest rate derivatives at the period ended September 30, 2010, compared to an unrealized loss of €10.9 million in the comparative period.
In the first nine months of 2010, we recorded a foreign exchange loss of €4.7 million on our foreign currency denominated debt compared to a gain of €4.5 million in the same period of 2009.
In the first nine months of 2010, we completed an exchange (the “Exchange”) of approximately €15.4 million ($21.7 million) in aggregate principal amount of our 8.5% Convertible Senior Subordinated Notes due 2010 (the “2010 Convertible Notes”) for new 8.5% Convertible Senior Subordinated Notes due 2012 (the “2012 Convertible Notes”). We recorded a loss of approximately €0.9 million on the extinguishment of the 2010 Convertible Notes.
During the first nine months of 2010, we recorded €5.6 million of net income tax recoveries, compared to €4.9 million in the same period of 2009. The tax recoveries reflect our expectation that certain of our tax assets will be utilized to reduce taxable income in the future.
In the first nine months of 2010, the noncontrolling shareholder’s interest in the Stendal mill’s income was €5.0 million, compared to a loss of €11.2 million in the same period last year.
We reported net income attributable to common shareholders for the first nine months of 2010 of €51.0 million, or €1.36 per basic and €0.93 per diluted share, which included aggregate non-cash, unrealized losses of €15.2 million on the Stendal interest derivatives and the foreign exchange effect on our debt. In the first nine months of 2009, the net loss attributable to common shareholders was €64.9 million, or €1.79 per basic and diluted share, which included a net non-cash unrealized loss of €6.4 million on the Stendal interest rate derivatives and the foreign exchange effect on our debt.
FORM 10-Q
QUARTERLY REPORT - PAGE 34

Operating EBITDA increased significantly to €159.4 million in the first nine months of 2010 compared to Operating EBITDA of €17.9 million in the nine months ended September 30, 2009. Operating EBITDA is defined as operating income (loss) plus depreciation and amortization and non-recurring capital asset impairment charges. Operating EBITDA has significant limitations as an analytical tool, and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. See the discussion of our results for the three months ended September 30, 2010 for additional information relating to such limitations and Operating EBITDA.
The following table provides a reconciliation of net income (loss) attributable to common shareholders to operating income (loss) and Operating EBITDA for the periods indicated:

	Nine Months Ended
	September 30,
	2010	2009
	(in thousands)
Net income (loss) attributable to common shareholders	€50,990	€(64,938)
Net income (loss) attributable to noncontrolling interest	5,001	(11,195)
Income taxes (benefits)	(5,632)	(4,862)
Interest expense	51,141	48,953
Investment (income) loss	(304)	3,044
Foreign exchange loss (gain) on debt	4,675	(4,533)
Loss (gain) on extinguishment of convertible notes	929	—
Loss (gain) on derivative instruments	10,523	10,889

Operating income (loss)	117,323	(22,642)
Add: Depreciation and amortization	42,052	40,518

Operating EBITDA	€159,375	€17,876

Liquidity and Capital Resources
The following table is a summary of selected financial information at the dates indicated:

	September 30,	December 31,
	2010	2009
	(in thousands)
Financial Position
Cash and cash equivalents	€85,126	€51,291
Receivables	101,920	71,143
Inventories	112,385	72,629
Prepaid expenses and other	11,986	5,871
Total current assets	311,417	200,934
Total current liabilities	134,666	101,784
Working capital	176,751	99,150
Property, plant and equipment	851,736	868,558
Total assets	1,184,807	1,083,831
Long-term liabilities	884,285	896,074
Total equity	165,856	85,973
As at September 30, 2010, our cash and cash equivalents and working capital had increased to €85.1 million and €176.8 million, respectively, from €51.3 million and €99.2 million, respectively, at the end of 2009.
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
FORM 10-Q
QUARTERLY REPORT - PAGE 35

In the last quarter of 2009, our Celgar mill was allocated approximately C$57.7 million under the Government of Canada’s Green Transformation Program or “GTP”, of which approximately C$40.7 million in grants was allocated to costs associated with the Celgar Energy Project. We expect to utilize approximately C$7.0 million of the balance for enhancements and the increased scope we implemented for the Celgar Energy Project and the remainder for other qualifying projects through March 2012. In December 2009, we received an initial grant of C$12.9 million from Natural Resources Canada, or “NRCan”, and additional grants of C$23.1 million (€17.3 million) during the first nine months of 2010. At September 30, 2010, our Celgar mill had approximately C$4.7 million of grant monies related to holdbacks that we expect to receive in early 2011 and approximately C$1.5 million (€1.1 million) of remaining costs to be reimbursed through the GTP.
Capital expenditures related to the Celgar Energy Project totaled approximately €13.1 million in 2009 and €26.3 million in 2010 substantially all of which was financed through grants from the Canadian federal government under the GTP.
Debt Covenants
Our long-term obligations contain various financial tests and covenants customary to these types of arrangements. As at September 30, 2010, we were in compliance with all of the covenants of our indebtedness.
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
Cash provided by operating activities increased to €57.7 million in the nine months ended September 30, 2010 from €37.6 million in the same period of 2009, primarily due to improved operating results, offset in significant part by working capital movements. An increase in receivables used cash of €26.4 million in the first nine months of 2010, compared to a decrease in receivables providing cash of €29.2 million in the first nine months of 2009. An increase in inventories used cash of €37.0 million in the first nine months of 2010, compared to a decrease in inventories before non-cash provisions providing cash of €29.9 million in the first nine months of 2009. An increase in accounts payable and accrued expenses provided cash of €15.1 million in the first nine months of 2010, compared to an increase in accounts payable and accrued expenses providing cash of €9.6 million in the first nine months of 2009.
Cash Flows from Investing Activities. Investing activities in the first nine months of 2010 used cash of €27.6 million, compared to using cash of €5.6 million in the same period of 2009. Capital expenditures in the first nine months of 2010 used cash of €28.9 million primarily for the Celgar Energy Project, compared to €19.5 million in the same period of 2009.
Cash Flows from Financing Activities. In the first nine months of 2010, financing activities provided cash of €3.0 million, compared to using cash of €23.7 million in the same period last year, primarily as a result of the receipt of government grants of €16.2 million for the Celgar Energy Project in 2010. Repayment of indebtedness used cash of €14.5 million and €26.5 million in the nine months ended September 30, 2010 and 2009, respectively. Proceeds from credit facilities provided cash of €1.5 million and used cash of €5.6 million in the nine months ended September 30, 2010 and 2009, respectively.
FORM 10-Q
QUARTERLY REPORT - PAGE 36

Capital Resources
Other than commitments totaling approximately €1.1 million relating to the Celgar Energy Project, we have no material commitments to acquire assets or operating businesses.
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
Contractual Obligations and Commitments
There were no material changes outside the ordinary course to any of our material contractual obligations during the first nine months of 2010.
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
In the nine months ended September 30, 2010, accumulated other comprehensive income increased by €2.5 million to €26.2 million, primarily due to the foreign exchange translation.
Based upon the exchange rate at September 30, 2010, the U.S. dollar strengthened by approximately 8% in value against the Euro since September 30, 2009. See “Quantitative and Qualitative Disclosures about Market Risk”.
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
Restricted Group Results — Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009
Pulp revenues for the Restricted Group for the three months ended September 30, 2010 significantly increased by approximately 56% to €123.5 million from €79.2 million in the comparative period of 2009, primarily due to significantly higher pulp prices and a stronger U.S. dollar relative to the Euro. Revenues from the sale of excess energy decreased by approximately 53% in the current quarter to €1.5 million from €3.2 million in the same period last year, primarily due to approximately 60 days of scheduled turbine maintenance at our Rosenthal mill in 2010.
Pulp prices were significantly higher in the third quarter of 2010 than in the same period last year due to continued strengthening in global pulp markets. List prices for NBSK pulp in Europe were approximately $980 (€758) per ADMT in the current quarter compared to approximately $693 (€485) per ADMT in the third quarter of 2009. In the third quarter of 2010, average pulp sales realizations for the Restricted Group increased by approximately 60% to €643 per ADMT from €402 per ADMT in the same period last year.
Pulp sales volume of the Restricted Group decreased marginally to 191,860 ADMTs in the third quarter of 2010 from 197,007 ADMTs in the comparative period of 2009, primarily due to certain orders slipping into the fourth quarter of 2010.
Pulp production for the Restricted Group increased to 207,720 ADMTs in the third quarter of 2010 from 192,173 ADMTs in the same period of 2009, primarily as a result of improved mill reliability and only nine days (approximately 8,000 tonnes) of scheduled maintenance downtime at our Rosenthal mill in 2010, compared to 21 days (approximately 20,000 tonnes) in 2009.
Costs and expenses for the Restricted Group in the third quarter of 2010 increased to €102.3 million from €89.0 million in the comparative period of 2009, primarily due to higher fiber costs and higher energy costs resulting from the turbine maintenance at the Rosenthal mill.
In the third quarter of 2010, operating depreciation and amortization for the Restricted Group increased to €7.5 million from €6.8 million in the same period last year. Selling, general and administrative expenses and other for the Restricted Group decreased to €3.2 million from €4.0 million in the comparative period of 2009, primarily as a result of a stronger Euro.
Transportation costs for the Restricted Group increased to €12.3 million in the third quarter of 2010 from €9.7 million in the same period of 2009, primarily due to higher container rates.
Overall, per unit fiber costs of the Restricted Group in the third quarter of 2010 increased by approximately 21% compared to the same period of 2009, primarily due to increased German fiber prices resulting from increased demand from the European board industry and continuing weak lumber markets which resulted in low timber harvesting rates and reduced availability of wood residuals.
FORM 10-Q
QUARTERLY REPORT - PAGE 38

In the third quarter of 2010, the Restricted Group reported operating income of €22.8 million compared to an operating loss of €6.6 million in the third quarter of 2009, primarily due to significantly higher pulp realizations.
Interest expense for the Restricted Group increased to €8.8 million in the third quarter from €6.5 million in the same quarter last year, primarily due to the accretion expense related to the exchange of our convertible notes in January 2010.
In the third quarter of 2010, the Restricted Group recorded a gain on foreign currency denominated debt of €9.9 million, compared to a gain of €3.8 million in the comparative quarter of 2009.
During the third quarter of 2010, the Restricted Group recorded €8.8 million of net income tax recoveries, compared to €0.1 million in the same period last year. The tax recoveries reflect our expectation that certain of our tax assets will be utilized to reduce taxable income in the future.
The Restricted Group reported net income for the third quarter of 2010 of €34.0 million compared to a net loss of €8.1 million in the same period last year.
In the third quarter of 2010, the Restricted Group reported Operating EBITDA of €30.4 million compared to Operating EBITDA of €0.3 million in the comparative quarter of 2009 and Operating EBITDA of €26.2 million in the second quarter of 2010. Operating EBITDA is defined as operating income (loss) plus depreciation and amortization and non-recurring capital asset impairment charges. Operating EBITDA has significant limitations as an analytical tool, and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. See the discussion of our results for the three months ended September 30, 2010 for additional information relating to such limitations and Operating EBITDA.
The following table provides a reconciliation of net income (loss) to operating income (loss) and Operating EBITDA for the Restricted Group for the periods indicated:

	Three Months Ended
	September 30,
	2010	2009
	(in thousands)
Restricted Group(1)
Net income (loss)	€34,016	€(8,133)
Income taxes (benefits)	(8,849)	(108)
Interest expense	8,796	6,546
Investment (income) loss	(1,246)	(1,112)
Foreign exchange loss (gain) on debt	(9,927)	(3,779)

Operating income (loss)	22,790	(6,586)
Add: Depreciation and amortization.	7,582	6,878

Operating EBITDA	€30,372	€292

(1)	See Note 13 of the interim consolidated financial statements included elsewhere herein for a reconciliation to our consolidated results.
FORM 10-Q
QUARTERLY REPORT - PAGE 39

Restricted Group Results — Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009
Pulp revenues for the Restricted Group for the nine months ended September 30, 2010 increased by approximately 54% to €354.8 million from €230.7 million in the comparative period of 2009, primarily due to significantly higher pulp prices. Revenues from the sale of excess energy decreased by approximately 21% in the first nine months of 2010 to €8.8 million from €11.2 million in the same period last year, primarily due to approximately 60 days of scheduled turbine maintenance at our Rosenthal mill in 2010. During the third quarter of 2010, the Rosenthal mill had nine days of downtime for scheduled maintenance and its turbine was down for an additional 51 days for maintenance. During such 51-day period, the Rosenthal mill produced pulp at capacity but purchased energy instead of selling surplus energy.
Pulp prices were significantly higher in the first nine months of 2010 than in the same period last year due to continued strengthening in global pulp markets. Average list prices for NBSK pulp in Europe were approximately $932 (€708) per ADMT in the first nine months of 2010 compared to approximately $627 (€459) per ADMT in the first nine months of 2009. In the first nine months of 2010, average pulp sales realizations for the Restricted Group increased by approximately 53% to €591 per ADMT from €387 per ADMT in the same period last year.
Pulp sales volume of the Restricted Group increased to 599,971 ADMTs in the first nine months of 2010 from 594,787 ADMTs in the comparative period of 2009.
Pulp production for the Restricted Group increased to 611,753 ADMTs in the first nine months of 2010 from 579,785 ADMTs in the same period of 2009, primarily as a result of improved mill reliability. In the first nine months of 2010, our Celgar and Rosenthal mills had an aggregate of 21 days (approximately 25,000 ADMTs) of scheduled maintenance downtime, compared to 24 days (approximately 23,000 ADMTs) of maintenance downtime in the first nine months of 2009.
Costs and expenses for the Restricted Group in the first nine months of 2010 increased to €306.2 million from €263.4 million in the comparative period of 2009, primarily due to higher fiber costs in Germany and higher energy costs resulting from the turbine maintenance at the Rosenthal mill.
In the first nine months of 2010, operating depreciation and amortization for the Restricted Group increased to €22.4 million from €20.4 million in the same period last year. Selling, general and administrative expenses and other increased to €14.8 million from €10.7 million in the comparative period of 2009, primarily as a result of increased selling costs and a stronger Canadian dollar relative to the Euro.
Transportation costs for the Restricted Group increased to €36.1 million in the first nine months of 2010 from €29.7 million in the first nine months of 2009, primarily due to higher shipments and container rates.
Overall, per unit fiber costs of the Restricted Group increased by approximately 16% in the first nine months of 2010 compared to the same period of 2009, primarily due to increased German fiber prices resulting from increased demand from the European board industry and continuing weak lumber markets which resulted in low harvesting rates and reduced availability of wood residuals.
FORM 10-Q
QUARTERLY REPORT - PAGE 40

In the first nine months of 2010, the Restricted Group reported operating income of €57.3 million compared to an operating loss of €21.6 million in the first nine months of 2009, primarily due to significantly higher pulp realizations.
Interest expense for the Restricted Group increased to €24.1 million in the first nine months of 2010 from €20.8 million in the first nine months of 2009, primarily due to the accretion expense related to the exchange of our convertible notes.
Most of the long-term debt of the Restricted Group is denominated and repayable in foreign currencies, principally U.S. dollars. In the first nine months of 2010, the Restricted Group recorded a non-cash loss on foreign currency denominated debt of €4.7 million as a result of the strengthening of the U.S. dollar during the first half of 2010, compared to a gain of €4.5 million in the comparative period of 2009.
During the first nine months of 2010, in connection with the exchange of a portion of our convertible notes, the Restricted Group recorded a loss of approximately €0.9 million on the extinguishment of the 2010 Convertible Notes.
During the first nine months of 2010, the Restricted Group recorded €8.3 million of net income tax recoveries, compared to an income tax provision of €0.8 million in the comparative period of 2009. The tax recoveries reflect our expectation that certain of our tax assets will be utilized to reduce taxable income in the future.
The Restricted Group reported net income for the first nine months of 2010 of €39.8 million compared to a net loss of €35.4 million in the first nine months of 2009.
In the first nine months of 2010, the Restricted Group reported Operating EBITDA of €79.9 million compared to an Operating EBITDA loss of €1.0 million in the comparative period of 2009. Operating EBITDA is defined as operating income (loss) plus depreciation and amortization and non-recurring capital asset impairment charges. Operating EBITDA has significant limitations as an analytical tool, and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. See the discussion of our results for the three months ended September 30, 2010 for additional information relating to such limitations and Operating EBITDA.
The following table provides a reconciliation of net income (loss) to operating income (loss) and Operating EBITDA for the Restricted Group for the periods indicated:

	Nine Months Ended
	September 30,
	2010	2009
	(in thousands)

Restricted Group(1)
Net income (loss)	€39,762	€(35,416)
Income taxes (benefits)	(8,354)	833
Interest expense	24,073	20,775
Investment (income) loss	(3,770)	(3,262)
Foreign exchange (gain) loss on debt	4,675	(4,533)
Loss (gain) on extinguishment of convertible notes	929	—

Operating income (loss)	57,315	(21,603)
Add: Depreciation and amortization	22,590	20,601

Operating EBITDA	€79,905	€(1,002)

(1)	See Note 13 of the interim consolidated financial statements included elsewhere herein for a reconciliation to our consolidated results.
FORM 10-Q
QUARTERLY REPORT - PAGE 41

Liquidity and Capital Resources of the Restricted Group
The following table is a summary of selected financial information for the Restricted Group at the dates indicated:

	September 30,	December 31,
	2010	2009
	(in thousands)
Restricted Group Financial Position(1)
Cash and cash equivalents	€48,411	€20,635
Receivables	51,792	34,588
Inventories	68,257	52,897
Prepaid expenses and other	6,479	3,452
Total current assets	174,939	111,572
Total current liabilities	68,038	54,557
Working capital	106,901	57,015
Property, plant and equipment	363,758	362,311
Total assets	634,195	555,977
Long-term liabilities	308,532	301,173
Total equity	257,625	200,247

(1)	See Note 13 of the interim consolidated financial statements included elsewhere herein for a reconciliation to our consolidated results.
At September 30, 2010, cash and cash equivalents and working capital for the Restricted Group had increased to €48.4 million and €106.9 million, respectively, from €20.6 million and €57.0 million, respectively, at the end of 2009.
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
During the second quarter of 2010, we were subject to improved rating actions by Moody’s and S&P. In May 2010, S&P raised its target credit rating to B from B- with a stable ratings outlook to reflect temporary pulp supply shortages and the strengthening of pulp markets. S&P believes that we should be able to maintain sufficient liquidity to support this new credit rating. The B rating also reflected the expectation that we would continue to benefit from favorable foreign exchange rates resulting from the strength of the U.S. dollar relative to the Euro.
In June 2010, Moody’s upgraded our Corporate Family Rating (“CFR”) to B3 from Caa1, and upgraded its ratings outlook to positive, citing the positive impact of recent pulp price increases on our liquidity, financial structure, and operating results.
FORM 10-Q
QUARTERLY REPORT - PAGE 42

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
QUARTERLY REPORT - PAGE 43

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
Demand for pulp has historically been determined by the level of economic growth and has been closely tied to overall business activity. From 2006 to mid-2008, pulp prices in Europe steadily improved. However, in the latter half of 2008, a global economic crisis resulted in a sharp decline of European pulp prices from a high of $900 per ADMT to $635 per ADMT at the end of 2008. Beginning in the second quarter of 2009 prices began to improve, rising from a low of $575 per ADMT in March 2009 to $980 per ADMT at the end of the second quarter of 2010. European list pulp prices remained generally stable around $980 per ADMT throughout the third quarter of 2010.
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
FORM 10-Q
QUARTERLY REPORT - PAGE 44

Costs
Our production costs are influenced by the availability and cost of raw materials, energy and labor, and our plant efficiencies and productivity. Our main raw material is fiber in the form of wood chips and pulp logs. Fiber costs are primarily affected by the supply of, and demand for, lumber which is highly cyclical in nature and can vary significantly by location. The state of lumber markets affects both the amount of wood residuals, such as chips, produced as a by-product of lumber and the level of timber harvesting, which provides us with pulp logs. Production costs also depend on the total volume of production. Lower operating rates and production efficiencies during periods of cyclically low demand result in higher average production costs and lower margins.
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
During the first nine months of 2010, we recorded an unrealized loss of €10.5 million on our outstanding interest rate derivatives compared to an unrealized loss of €10.9 million in the comparative period of 2009.
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
In September of 2010, the Celgar mill received a letter from the Upper Columbia River Natural Resources Trustee Council, an organization consisting of aboriginal groups and US government representatives (the “Council”), alleging that, based on their preliminary assessment (the “Preliminary Assessment”), between 1961 to 1993, the Celgar mill had discharged chlorinated organic compounds into the Columbia River. The Preliminary Assessment was conducted to evaluate the need to conduct a formal natural resource damage assessment under the U.S. Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”). Although we did not acquire the Celgar mill until 2005, and the Celgar mill’s alleged discharge occurred prior to our acquisition of the mill, the Council determined to proceed with a formal natural resource damage assessment under the CERCLA. Although at this time it is unclear as to whether any harm was caused by these alleged discharges and, in any event, we do not believe we are liable, due to the preliminary nature of the assessment, we cannot at this time quantify the costs, if any, associated with this matter.
ITEM 1A. RISK FACTORS
There have been no material changes to the factors disclosed in Item 1A. Risk Factors in our latest annual report on Form 10-K for the fiscal year ended December 31, 2009.
ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 5. OTHER INFORMATION
None.
FORM 10-Q
QUARTERLY REPORT - PAGE 48

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
Date: November 4, 2010
FORM 10-Q
QUARTERLY REPORT - PAGE 50