Form 10-K
period 2010-12-31
MERCER INTERNATIONAL INC.
filed 2011-02-17
CIK 1333274

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Act.  ☐ Yes     ☑ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes     ☑ No

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing price of the voting stock on the NASDAQ Global Market on such date, was approximately $145,474,274.

As of February 17, 2011, the registrant had 44,524,806 shares of common stock, $1.00 par value, outstanding.

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

	Years Ended December 31,
	2010	2009	2008	2007	2006
	(€/$)

End of period	0.7536	0.6977	0.7184	0.6848	0.7577
High for period	0.6879	0.6623	0.6246	0.6729	0.7504
Low for period	0.8362	0.7970	0.8035	0.7750	0.8432
Average for period	0.7541	0.7176	0.6826	0.7304	0.7969
	(C$/$)
End of period	1.0009	1.0461	1.2240	0.9881	1.1653
High for period	0.9960	1.0289	0.9717	0.9168	1.0989
Low for period	1.0776	1.2995	1.2971	1.1852	1.1726
Average for period	1.0298	1.1412	1.0660	1.0740	1.1344

On February 11, 2011, the date of the most recent weekly publication of the Noon Buying Rate before the filing of this annual report on Form 10-K, the Noon Buying Rate for the conversion of Euros and Canadian dollars to U.S. dollars was €0.7396 per U.S. dollar and C$0.9900 per U.S. dollar.

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

	Years Ended December 31,
	2010	2009	2008	2007	2006
	(C$/€)

End of period	1.3319	1.5000	1.7046	1.4428	1.5377
High for period	1.2478	1.4936	1.4489	1.3448	1.3523
Low for period	1.5067	1.6920	1.7316	1.5628	1.5377
Average for period	1.3671	1.5851	1.5603	1.4690	1.4244

On February 16, 2011, the Daily Noon Rate for the conversion of Canadian dollars to Euros was C$1.3349 per Euro.

PART I

ITEM 1.	BUSINESS

In this document, please note the following:

•	references to “we”, “our”, “us”, the “Company” or “Mercer” mean Mercer International Inc. and its subsidiaries, unless the context clearly suggests otherwise, and references to “Mercer Inc.” mean Mercer International Inc. excluding its subsidiaries;

•	references to “ADMTs” mean air-dried metric tonnes;

•	references to “MW” mean megawatts and “MWh” mean megawatt hours;

•	information is provided as of December 31, 2010, unless otherwise stated or the context clearly suggests otherwise;

•	all references to monetary amounts are to “Euros”, the lawful currency adopted by most members of the European Union, unless otherwise stated; and

•	“€” refers to Euros; “$” refers to U.S. dollars; and “C$” refers to Canadian dollars.

The Company

General

Mercer Inc. is a Washington corporation and our shares of common stock are quoted and listed for trading on the NASDAQ Global Market (MERC) and the Toronto Stock Exchange (MRI.U).

We operate in the pulp business and are the largest publicly traded producer of market northern bleached softwood kraft, or “NBSK”, pulp in the world. We are the sole kraft pulp producer, and the only producer of pulp for resale, known as “market pulp”, in Germany, which is the largest pulp import market in Europe. Our operations are located in Eastern Germany and Western Canada. We currently employ approximately 1,052 people at our German operations, 422 people at our Celgar mill in Western Canada and 17 people at our office in Vancouver, British Columbia, Canada. We operate three NBSK pulp mills with a consolidated annual production capacity of approximately 1.5 million ADMTs:

•	Rosenthal mill. Our wholly-owned subsidiary, Rosenthal, owns and operates a modern, efficient ISO 9001 and 14001 certified NBSK pulp mill that has a current annual pulp production capacity of approximately 330,000 ADMTs. Additionally, the Rosenthal mill is a significant producer of “green” energy and exported 123,309 MWh of electricity in 2010. The Rosenthal mill is located near the town of Blankenstein, Germany approximately 300 kilometers south of Berlin.

•	Celgar mill. Our wholly-owned subsidiary, Celgar, owns and operates the Celgar mill, a modern, efficient ISO 9001 certified NBSK pulp mill with an annual pulp production capacity of approximately 520,000 ADMTs. The Celgar mill also produces “green” energy and exported 70,923 MWh of electricity in 2010. At the end of September of 2010, Celgar completed a new “green” energy project, referred to as the “Celgar Energy Project”, that is expected to increase surplus energy sales by over 238,000 MWh annually and generate approximately C$20 to C$25 million of additional high-margin revenue per annum. The Celgar mill is located near the city of Castlegar, British Columbia, Canada, approximately 600 kilometers east of Vancouver, British Columbia, Canada.

•	Stendal mill. Our 74.9% owned subsidiary, Stendal, owns and operates a state-of-the-art, single-line, ISO 9001 and 14001 certified NBSK pulp mill that has an annual pulp production capacity of approximately 645,000 ADMTs. Additionally, the Stendal mill is a significant producer of “green” energy and exported 325,773 MWh of electricity in 2010. The Stendal mill is located near the town of Stendal, Germany, approximately 130 kilometers west of Berlin.

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

We, Stendal and its noncontrolling shareholder are parties to a shareholders’ agreement dated August 26, 2002, as amended, to govern our respective interests in Stendal. The agreement contains terms and conditions customary for these types of agreements, including restrictions on transfers of share capital and shareholder loans other than to affiliates, rights of first refusal on share and shareholder loan transfers, pre-emptive rights and piggyback rights on dispositions of our interest. The shareholders are not obligated to fund any further equity capital contributions to the project. The shareholders’ agreement provides that Stendal’s managing directors are appointed by holders of a simple majority of its share capital. Further, shareholder decisions, other than those mandated by law or for the provision of financial assistance to a shareholder, are determined by a simple majority of Stendal’s share capital.

A significant portion of the capital investments at our German mills, including the construction of the Stendal mill, were financed through government grants. Since 1999, our German mills have benefited from an aggregate €384.7 million in government grants. These grants reduce the cost basis of the assets purchased when the grants are received and are not reported in our income.

In February 2005, we acquired the Celgar mill for $210.0 million, of which $170.0 million was paid in cash and $40.0 million was paid in our shares, plus $16.0 million for the defined working capital of the mill. The Celgar mill was completely rebuilt in the early 1990s through a C$850.0 million modernization and expansion project, which transformed it into a modern and competitive producer.

In 2007, we completed a C$28.0 million capital project which improved efficiencies and reliability and, with other measures, increased the Celgar mill’s annual production capacity to 500,000 ADMTs. In 2008, we commenced the Celgar Energy Project to increase the Celgar mill’s production of “green” energy and optimize its power generation capacity. We completed the project at the end of September 2010 at an aggregate cost of approximately C$64.9 million, of which approximately C$48.0 million was financed by grants from the Canadian federal government. See “— Capital Expenditures”. We have also increased the Celgar mill’s overall annual pulp production capacity to approximately 520,000 ADMTs through increased efficiencies.

Our Competitive Strengths

Our competitive strengths include the following:

•	Modern and Competitive Mills. We operate three large, modern, competitive NBSK pulp mills that produce high quality NBSK pulp, which is a premium grade of kraft pulp. We believe the relative age, production capacity and operating features of our mills provide us with certain manufacturing cost and other advantages over many of our competitors including lower maintenance capital expenditures.

•	Leading Market Position. Mercer is the largest publicly traded NBSK pulp producer in the world which provides us increased presence and better industry information in the markets in which we operate, and provides for close customer relationships with many large pulp consumers.

•	Renewable Surplus Energy. Our modern mills generate electricity and steam in their boilers and are generally energy self-sufficient. Such energy is primarily produced from wood residuals which are a renewable carbon neutral source. All of our mills also generate surplus energy which we sell to third parties. Our Rosenthal and Stendal mills benefit from special tariffs under Germany’s Renewable Energy Resources Act, referred to as the “Renewable Energy Act” which provides for premium pricing and has materially increased their revenues from sales of surplus power. Additionally, our Celgar mill completed the Celgar Energy Project at the end of September 2010 and is party to an electricity purchase agreement, referred to as the “Electricity Purchase Agreement” with the British Columbia Hydro and Power Authority, or “B.C. Hydro”, British Columbia’s primary public utility provider, for the sale of surplus power for ten years. The Celgar Energy Project is expected to increase our consolidated total sales of surplus power by 238,000 MWh per annum to over 700,000 MWh per annum. We believe our generation and sale of surplus renewable “green” energy provides us with a competitive energy advantage over less efficient mills.

•	Strategic Locations and Customer Service. We are the only producer of market pulp in Germany, which is the largest pulp import market in Europe. Due to the proximity of our German mills to most of our European customers, we benefit from lower transportation costs relative to our major competitors. Our Celgar mill, located in Western Canada, is well situated to serve Asian and North American customers. We primarily work directly with customers to capitalize on our geographic diversity, coordinate sales and enhance customer relationships. We believe our ability to deliver high quality pulp on a timely basis and our customer service makes us a preferred supplier for many customers.

•	Advantageous Capital Investments and Financing. Our German mills are eligible to receive government grants in respect of qualifying capital investments. Over the last eleven years, our German mills have benefited from approximately €384.7 million of such government grants. In addition, in October 2009, our Celgar mill qualified to receive C$57.7 million of credits under the Canadian government’s Pulp and Paper Green Transformation Program, referred to as the “GTP”. These grants reduce the cost basis of the assets purchased when the grants are received and are not reported in our income. Additionally, during the last eleven years, capital investments at our German mills have reduced the amount of overall wastewater fees that would otherwise be payable by over €55.8 million. Further, our Stendal mill benefits from German governmental guarantees of its project financing which permitted it to obtain better credit terms and lower interest costs than would otherwise have been available. The project debt of Stendal which matures in 2017, currently bears interest at a substantially fixed rate of 5.28% per annum plus an applicable margin and is non-recourse to our other operations and Mercer Inc.

•	Proximity of Abundant Fiber Supply. Although fiber is cyclical in both price and supply, there is a significant amount of high-quality fiber within a close radius of each of our mills. This fiber supply, combined with our purchasing power and our current ability to meaningfully switch between whole logs chipped at our mills and sawmill residual chips, enables us to enter into contracts and arrangements which have generally provided us with a competitive fiber supply.

•	Experienced Management Team. Our directors and senior managers have extensive experience in the pulp and forestry industries. In particular, our Chief Executive Officer has over 16 years experience in the pulp industry and has guided the Company’s operations and development over that time. Our Chief Operating Officer and Chief Financial Officer each has over 30 years of industry experience. We also have experienced managers at all of our mills. Our management has a proven track record of implementing new initiatives and programs in order to reduce costs throughout our operations as well as identifying and harnessing new revenue opportunities.

Corporate Strategy

Our corporate strategy is to create shareholder value by focusing on the expansion of our asset and earnings base. Key features of our strategy include:

•	Focus on NBSK Market Pulp. We focus on NBSK pulp because it is a premium grade kraft pulp and generally obtains the highest price relative to other kraft pulps. Although demand is cyclical, between 1998 and 2008, worldwide demand for softwood kraft market pulp grew at an average of approximately 2.3% per annum. We focus on servicing customers that produce high quality printing and writing paper grades and tissue producers. This allows us to benefit from our stable relationships with paper and tissue manufacturers in Europe and Asia as well as participate in strong growth markets such as China where we also have strong customer relationships.

•	Maximizing Renewable Energy Realizations. In 2010 and 2009, our mills generated 520,005 MWh and 478,674 MWh, respectively, of surplus energy, primarily from a renewable carbon-neutral source. We are developing other initiatives to increase our overall energy generation and the amount of and price for our surplus power sales. We completed the Celgar Energy Project at the end of September 2010. Based upon the current production levels of our mills and after giving effect to the planned generation from the Celgar Energy Project, we expect to generate and sell between 700,000 MWh and 750,000 MWh of surplus renewable energy per annum. We expect energy generation and sales to continue to be a key focus for our mills for the foreseeable future.

•	Enhancing Long-Term Sustainability/Growth. In connection with the global slowdown that commenced in 2008, we shifted our short-term focus to enhancing the long-term sustainability of our business. To this end, we have extended the maturity of senior debt and reduced our overall debt levels in order to maximize our long-term liquidity position. Although pulp prices improved significantly in 2010, we intend to continue our focus on cost reduction initiatives while strategically evaluating and pursuing internal, high return capital projects and growth opportunities in order to enhance cash flows and maximize shareholder value.

•	Operating and Maximizing Returns from our Modern, World-Class Mills. In order to keep our operating costs as low as possible, with a goal of generating positive cash flow in all market conditions, we operate large, modern pulp mills. We believe these production facilities provide us with the best platform to be an efficient and competitive producer of high-quality NBSK pulp without the need for significant sustaining capital. Our modern mills are also generally net exporters of renewable energy. We are constantly reviewing opportunities to enhance and maximize the usage of the strengths of our mills, including through increased energy generation, production of premium grades of pulp and other improvements, to capture the highest returns available.

The Pulp Industry

General

Pulp is used in the production of paper, tissues and paper-related products. Pulp is generally classified according to fiber type, the process used in its production and the degree to which it is bleached. Kraft pulp is produced through a sulphate chemical process in which lignin, the component of wood which binds individual fibers, is dissolved in a chemical reaction. Chemically prepared pulp allows the wood’s fiber to retain its length and flexibility, resulting in stronger paper products. Kraft pulp can be bleached to increase its brightness. Kraft pulp is noted for its strength, brightness and absorption properties and is used to produce a variety of products, including lightweight publication grades of paper, tissues and paper-related products.

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

Kraft pulp can be made in different grades, with varying technical specifications, for different end uses. High-quality kraft pulp is valued for its reinforcing role in mechanical printing papers, while other grades of kraft pulp are used to produce lower priced grades of paper, including tissues and paper-related products.

Markets

We believe that over 125 million ADMTs of kraft pulp are converted annually into printing and writing papers, tissues, carton boards and other white grades of paper and paperboard around the world. We also believe that approximately one third of this pulp is sold on the open market as market pulp, while the remainder is produced for internal purposes by integrated paper and paperboard manufacturers.

Demand for kraft pulp is cyclical in nature and is generally related to global and regional levels of economic activity. In 2008, overall global demand for all kraft pulp types, including softwood, was negatively impacted by the weak global economic conditions and global financial and credit turmoil the world began to experience in the second half of that year and which continued into the first half of 2009. Significant producer shutdowns and curtailments, along with strong demand from China, resulted in an improved supply-demand balance and improved prices in the second half of 2009 through 2010.

Between 1998 and 2008 worldwide demand for softwood market pulp grew at an average rate of approximately 2.3% annually. Demand for softwood market pulp was negatively impacted by weak global economic conditions in 2009. However, the supply/demand balance for softwood market pulp improved in 2010, primarily due to strong demand in China, the residual effects of the Chilean earthquake that affected mills in that region and the net closure of approximately 3.4 million tonnes of production capacity globally. Since 2007, demand for softwood market pulp has grown in the emerging markets of Asia, Eastern Europe and Latin America. China in particular has experienced substantial growth and its demand for softwood market pulp grew by approximately 13.6% per annum between 2004 and 2009. China now accounts for approximately 22% of global softwood market pulp demand compared to only 12% in 2004. Western Europe currently accounts for approximately 28% of global softwood market pulp demand.

A measure of demand for kraft pulp is the ratio obtained by dividing the worldwide demand of kraft pulp by the worldwide capacity for the production of kraft pulp, or the “demand/capacity ratio”. An increase in this ratio generally occurs when there is an increase in global and regional levels of economic activity. An increase in this ratio generally indicates greater demand as consumption increases, which often results in rising kraft pulp prices, and a reduction of inventories by producers and buyers. As prices continue to rise, producers continue to run at higher operating rates. However, an adverse change in global and regional levels of economic activity generally negatively affects demand for kraft pulp, often leading buyers to reduce their purchases and relying on existing pulp inventories. As a result, producers run at lower operating rates by taking downtime to limit the build-up of their own inventories. The demand/capacity ratio for softwood kraft pulp was approximately 93% in 2010, approximately 91% in 2009 and approximately 89% in 2008.

A significant factor affecting our market is the amount of closures of old, high-cost capacity. In the four-year period from 2006 to 2009, we estimate approximately 5.3 million tonnes of predominantly NBSK capacity was indefinitely closed. In connection with the recent recovery of pulp prices, approximately 1.9 million tonnes restarted in late 2009 and 2010. The net effect of these closures and restarts is an estimated 3.4 million tonnes of capacity removed from the market. We are aware of only one planned NBSK plant expansion worldwide in the next few years, which we believe is due in part to fiber supply constraints and high capital costs.

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

NBSK Pulp Pricing

Pulp prices are highly cyclical. Global economic conditions, changes in production capacity, inventory levels, and currency exchange rates are the primary factors affecting NBSK pulp list prices. The average annual European list prices for NBSK pulp since 2000 have ranged from a low of approximately $447 per ADMT to a high of $980 per ADMT.

Starting in 2006, pulp prices increased steadily from approximately $600 per ADMT in Europe to $870 per ADMT at the end of 2007. These price increases resulted from the closure of several pulp mills, particularly in North America, which reduced NBSK capacity by approximately 1.3 million ADMTs, better demand and the general weakness of the U.S. dollar against the Euro and the Canadian dollar.

In the second half of 2008, list prices for NBSK pulp decreased markedly due to weak global economic conditions. As a result, list prices for NBSK pulp in Europe decreased from $900 per ADMT in mid-2008 to $635 per ADMT at the end of the year. Such price weakness continued into early 2009 as list prices in Europe fell to approximately $575 per ADMT. Commencing in mid-2009, pulp markets began to strengthen which led to improved prices. Strong demand from China, capacity closures and historically low global inventories for bleached softwood kraft pulp helped support upward price momentum. During the second half of 2009, several price increases raised European list prices by a total of $170 per ADMT to $800 per ADMT by year end. Such price increases were partially offset by the continued weakening of the U.S. dollar versus the Euro and Canadian dollar during the period. In December 2009, list prices for pulp were approximately $800 per ADMT in Europe, $830 per ADMT in North America and $700 per ADMT in China. In 2010, several increases lifted prices to record levels in the middle of the year and at the end of 2010 list prices were near historic highs of $950, $960 and $840 per ADMT in Europe, North America and China, respectively. As pulp prices are highly cyclical, there can be no assurance that prices will not decline in the future.

A producer’s net sales realizations are list prices, net of customer discounts, commissions and other selling concessions. While there are differences between NBSK list prices in Europe, North America and Asia, European prices are generally regarded as the global benchmark and pricing in other regions tends to follow European trends. The nature of the pricing structure in Asia is different in that, while quoted list prices tend to be lower than Europe, customer discounts and commissions tend to be lower resulting in net sales realizations that are generally similar to other markets.

The majority of market NBSK pulp is produced and sold by Canadian and Scandinavian producers, while the price of NBSK pulp is generally quoted in U.S. dollars. As a result, NBSK pricing is affected by fluctuations in the currency exchange rates for the U.S. dollar versus the Canadian dollar, the Euro and local currencies. NBSK pulp price increases during 2006, 2007 and the first half of 2008 were in large part offset by the weakening of the U.S. dollar. Similarly, the strengthening of the U.S. dollar against the Canadian dollar and the Euro towards the end of 2008 helped slightly offset pulp price decreases caused by the deterioration in global economic conditions. The overall strengthening of the U.S. dollar against the Euro in 2010, and in particular in the first half of 2010, improved the operating margins of our German mills.

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

Kraft pulp is valued for its reinforcing role in mechanical printing papers and is sought after by producers of paper for the publishing industry, primarily for magazines and advertising materials. Kraft pulp is also an important ingredient for tissue manufacturing, and tissue demand tends to increase with living standards in developing countries. Kraft pulp produced for reinforcement fibers is considered the highest grade of kraft pulp and generally obtains the highest price. The Rosenthal mill produces pulp for reinforcement fibers to the specifications of certain of our customers. We believe that a number of our customers consider us their supplier of choice.

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

Generation and Sales of “Green” Energy at our Mills

Climate change concerns have caused a proliferation of renewable or “green” energy legislation, incentives and commercialization in both Europe and, increasingly, in North America. This has generated an increase in demand and legislated requirements for “carbon neutral” sources of energy supply. Our pulp mills are large scale bio-refineries that produce both pulp and surplus “carbon neutral” or “green” energy. As part of the pulp production process our mills generate “green” energy using carbon-neutral biofuels such as black liquor and wood waste. Through the incineration of biofuels in the recovery and power boilers, our mills produce sufficient steam to cover all of our steam requirements and generally produce surplus energy which we sell to third party utilities.

In 2010 and 2009, we sold 520,005 MWh and 478,674 MWh of surplus energy, respectively, and recorded revenues of €44.2 million and €42.5 million, respectively, from such energy sales. Since our energy production is a by-product of our pulp production process, there are minimal incremental costs and our surplus energy sales are highly profitable. The following table sets out our electricity generation and surplus energy sales for the last three years:

Mercer Electricity Generation and Exports

We completed the Celgar Energy Project at the end of September of 2010 and commenced power sales under the Electricity Purchase Agreement. Based upon the current production levels of our mills and after giving effect to the planned generation from this project, we currently expect to generate and sell from all three mills combined between approximately 700,000 MWh and 750,000 MWh of surplus renewable energy per annum.

German Mills

Since January 2009, our Rosenthal and Stendal mills have participated in a program established pursuant to the Renewable Energy Act. The Renewable Energy Act, in existence since 2000, requires that public electric utilities give priority to electricity produced from renewable energy resources by independent power producers and pay a fixed tariff for a period of 20 years. Previously, this legislation was only applicable to installations with a capacity of 20MW or less, effectively excluding our Rosenthal and Stendal mills. Subsequent amendments to the Renewable Energy Act have removed this restriction. Under the program, our German mills now sell their surplus energy to the local electricity grid at the rates stipulated by the Renewable Energy Act for biomass energy.

Since 2005, our German mills have also benefited from the sale of emission allowances under the European Union Carbon Emissions Trading Scheme, referred to as “EU ETS”. However, our eligibility for special tariffs under the Renewable Energy Act has reduced the amount of emissions allowances granted to our German mills under the EU ETS.

Celgar Mill

In mid-2008 we commenced the Celgar Energy Project at the Celgar mill, to increase the mill’s production of “green” energy and optimize its power generation capacity. The project included the installation of a 48 MW condensing turbine, which brought the mill’s installed generating capacity up to 100 MW, and upgrades to the mill’s bark boiler and steam consuming facilities. In January 2009 the Celgar mill finalized the Electricity Purchase Agreement with B.C. Hydro for the sale of power generated from the Celgar Energy Project. Under the Electricity Purchase Agreement, the Celgar mill is set to supply a minimum of approximately 238,000 MWh of surplus electrical energy annually to the utility over a ten-year term.

We completed the Celgar Energy Project at the end of September 2010, largely with funding from the GTP. In early October 2009, we received notification from Natural Resources Canada, or “NRCan”, of the Celgar mill’s allocation of approximately C$57.7 million in credits under the GTP. Subsequently, in November 2009, we entered into a non-repayable contribution agreement, referred to as the “Contribution Agreement”, with NRCan whereby NRCan agreed to provide approximately C$40.0 million in grants (of our allocated C$57.7 million) towards certain costs associated with the Celgar Energy Project. Subsequently, NRCan agreed to provide an additional C$8.0 million pursuant to the terms of the Contribution Agreement. As of December 31, 2010, we had received a total of C$36.6 million from NRCan. We are due to receive an additional C$10.2 million in 2011 to cover costs incurred in connection with the completion of the Celgar Energy Project. We intend to use the remaining funds from our initial allocation for additional qualifying capital projects at our Celgar mill.

Based upon our Celgar mill operating at or around current production levels, we expect the Celgar Energy Project to generate between approximately C$20.0 and C$25.0 million in annual revenues from the sale of surplus electricity. Such revenues are expected to be generated without any material incremental costs to our Celgar mill.

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

In April 2008, the Russian government raised tariffs on the export of sawmill and pulp wood to 25% from the 20% in effect since July 2007. A further increase to 80%, initially scheduled for January 1, 2009, has been officially deferred twice and it is generally believed that Russia’s export tariff will remain unchanged at 25% in 2011. Since the additional tariff increase would likely reduce the export of Russian wood to Europe, in particular to Scandinavian producers who import a significant amount of their wood from Russia, the European Union (especially Finland) has been pressuring Russia to roll back its export duty. In connection with these negotiations, Russia signed an agreement with the European Union which we believe will eventually lower Russian log export duties.

Offsetting some of the increases in demand for wood fiber have been initiatives in which we and other producers are participating to increase harvest levels in Germany, particularly from small private forest owners. We believe that Germany has the highest availability of softwood forests in Europe suitable for harvesting and manufacturing. Private ownership of such forests is approximately 50%. Many of these forest ownership stakes are very small and have been harvested at rates much lower than their rate of growth. In early 2009, in response to slowing economies in Germany and elsewhere and the related weaker demand for pulp logs, forest owners reduced their harvesting rates slightly. While prices for pulp logs in Germany remained relatively low in the first half of 2009, further reductions in harvesting rates led to an undersupply which resulted in increased fiber prices later that year. Fiber prices continued to increase through most of 2010, driven by lower levels of harvesting in central Germany, combined with increased demand for wood from the energy sector for heating and other bio-energy purposes.

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

In 2010, the Rosenthal mill consumed approximately 1.7 million cubic meters of fiber. Approximately 65% of such consumption was in the form of sawmill wood chips and approximately 35% was in the form of pulp logs. The wood chips for the Rosenthal mill are sourced from approximately 29 sawmills located primarily in the states of Bavaria, Baden-Württemberg and Thüringia and are within a 300 kilometer radius of the Rosenthal mill. Within this radius, the Rosenthal mill is the largest consumer of wood chips. Given its location and size, the Rosenthal mill is often the best economic outlet for the sale of wood chips in the area. Approximately 74% of the fiber consumed by the Rosenthal mill is spruce and the remainder is pine. While fiber costs and supply are subject to cyclical changes largely in the sawmill industry, we expect that we will be able to continue to obtain an adequate supply of fiber on reasonably satisfactory terms for the Rosenthal mill due to its location and our long-term relationships with suppliers. We have not historically experienced any significant fiber supply interruptions at the Rosenthal mill.

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

In 2010, the Stendal mill consumed approximately 3.1 million cubic meters of fiber. Approximately 19% of such fiber was in the form of sawmill wood chips and approximately 81% in the form of pulp logs. The core wood supply region for the Stendal mill includes most of the Northern part of Germany within an approximate 300 kilometer radius of the mill. We also purchase wood chips from Southwestern and Southern Germany. The fiber base in the wood supply area for the Stendal mill consisted of approximately 66% pine and 34% spruce and other species in 2010. The Stendal mill has sufficient chipping capacity to fully operate solely using pulp logs, if required. We source pulp logs partly from private forest holders and partly from state forest agencies in Thüringia, Saxony-Anhalt, Mecklenburg-Western Pomerania, Saxony, Lower Saxony, North Rhine-Westphalia, Hesse and Brandenburg.

In 2010, the Celgar mill consumed approximately 2.7 million cubic meters of fiber. Approximately 61% of such fiber was in the form of sawmill wood chips and the remaining 39% came from pulp logs processed through its woodroom or chipped by a third party. The source of fiber at the mill is characterized by a mixture of species (whitewoods and cedar) and the mill sources fiber from a number of Canadian and U.S. suppliers.

The Celgar mill has access to over 35 different suppliers from Canada and the U.S., representing approximately 73% of its total annual fiber requirements. The woodroom supplies the remaining chips to meet the Celgar mill’s fiber requirements. Chips are purchased in Canada and the U.S. in accordance with chip purchase agreements. Generally, pricing is reviewed and adjusted periodically to reflect market prices. Several of the longer-term contracts are so-called “evergreen” agreements, where the contract remains in effect until one of the parties elects to terminate. Termination requires a minimum of two, and in some cases, five years’ written notice. Certain non-evergreen long-term agreements provide for renewal negotiations prior to expiry.

Our woodroom upgrades in 2009 improved logistics and the availability of additional fiber sources resulted in improved efficiencies and lower fiber costs in 2009 and 2010 for our Celgar mill. On the fiber demand side, although not nearly as advanced as Europe, there is growing interest in British Columbia for renewable or “green” energy. Such initiatives are expected to create additional competition for fiber over time.

As a result of the cyclical decline in sawmill chip availability resulting from lower lumber production in British Columbia and the weakness in the U.S. dollar relative to the Canadian dollar, the Celgar mill has increased its U.S. purchases of fiber, diversified its suppliers and, where possible, increased chip production through third party field chipping contracts and existing sawmill suppliers. Additionally, in the early part of 2009, the Celgar mill completed a project to upgrade its woodroom which, along with subsequent improvements during the year, increased its capacity to be able to process up to 50% of the mill’s fiber needs compared to only approximately 10% previously. The woodroom upgrades also increased the mill’s ability to process small diameter logs and facilitate an efficient flow of fiber. This has increased the overall volume of fiber being processed and reduced the Celgar mill’s fiber costs.

To secure the volume of pulp logs required by the woodroom, the Celgar mill has entered into annual pulp log supply agreements with a number of different suppliers, many of whom are also contract chip suppliers to the mill. All of the pulp log agreements can be terminated by either party for any reason, upon seven days’ written notice.

Energy

Our energy is primarily generated from renewable carbon neutral sources, such as black liquor and wood waste. Our mills produce all of our steam requirements and generally generate excess energy which we sell to third party utilities. In 2010, we generated 1,444,065 MWh and we sold 520,005 MWh of surplus energy. See also “— Generation and Sales of ‘Green’ Energy at our Mills”. We utilize fossil fuels, such as natural gas, in limited circumstances including in our lime kilns and for start-up and shutdown operations. Additionally, from time to time, mill process disruptions occur and we consume small quantities of purchased electricity and fossil fuels to maintain operations. As a result, all of our mills are subject to fluctuations in the prices for fossil fuels.

Chemicals

Our mills use certain chemicals which are generally available from several suppliers and sourcing is primarily based upon pricing and location. Although chemical prices have risen slightly over the last three years, we have been able to reduce our costs through improved efficiencies and capital expenditures.

Cash Production Costs

Consolidated cash production costs per tonne for our pulp mills are set out in the following table for the periods indicated:

	Years Ended December 31,
Cash Production Costs	2010	2009	2008
	(per ADMT)

Fiber	€256	€207	€247
Labor	42	37	36
Chemicals	41	43	44
Energy	17	13	21
Other	54	42	43

Total cash production costs(1)	€410	€342	€391

(1)	Cost of production per ADMT produced excluding depreciation.

Sales, Marketing and Distribution

The distribution of our consolidated pulp sales revenues by geographic area are set out in the following table for the periods indicated:

	Years Ended December 31,
	2010	2009	2008
	(in thousands)

Revenues by Geographic Area
Germany	€278,348	€154,323	€198,340
China	196,022	146,613	131,412
Italy	56,301	44,616	56,487
Other European Union countries(1)	182,246	107,276	133,621
Other Asia	37,561	38,946	65,192
North America	92,628	68,213	78,718
Other countries	1,503	8,312	17,146

Total(2)	€844,609	€568,299	€680,916

(1)	Not including Germany or Italy; includes new entrant countries to the European Union from their time of admission.
(2)	Excluding intercompany sales and third party transportation revenues.

The following charts illustrate the geographic distribution of our consolidated pulp revenues for the periods indicated:

Year Ended	Year Ended	Year Ended
December 31, 2010	December 31, 2009	December 31, 2008

(1)	Includes new entrant countries to the European Union from their time of admission.

Our global sales and marketing group is responsible for conducting all sales and marketing of the pulp produced at our mills and currently has approximately 18 employees engaged full time in such activities. The global sales and marketing group handles sales to over 200 customers. We coordinate and integrate the sales and marketing activities of our German mills to realize on a number of synergies between them. These include reduced overall administrative and personnel costs and coordinated selling, marketing and transportation activities. We also coordinate sales from the Celgar mill with our German mills on a global basis, thereby providing our larger customers with seamless service across all major geographies. In marketing our pulp, we seek to establish long-term relationships by providing a competitively priced, high-quality, consistent product and excellent service. In accordance with customary practice, we maintain long-standing relationships with our customers pursuant to which we periodically reach agreements on specific volumes and prices.

Our pulp sales are on customary industry terms. At December 31, 2010, we had no material payment delinquencies. In 2009 and 2008, no single customer accounted for more than 10% of our pulp sales. In 2010, one customer which purchased for several of its mills accounted for 15% of pulp sales. We don’t believe our pulp sales are dependent upon the activities of any single customer.

Our German mills are currently the only market kraft pulp producers in Germany, which is the largest import market for kraft pulp in Europe. We therefore have a competitive transportation cost advantage compared to Canadian and Scandinavian pulp producers when shipping to customers in Europe. Due to the location of our German mills, we are able to deliver pulp to many of our customers primarily by truck. Most trucks that deliver goods into Eastern Germany generally do not have significant backhaul opportunities as the region is primarily an importer of goods. We are therefore frequently able to obtain relatively low backhaul freight rates for the delivery of our products to many of our customers. Since many of our customers are located within a 500 kilometer radius of our German mills, we can generally supply pulp to customers of these mills faster than our competitors because of the short distances between the mills and our customers.

The Celgar mill’s pulp is transported to customers by rail, truck and ocean carrier using third party warehouses to ensure timely delivery. The majority of Celgar’s pulp for overseas markets is initially delivered primarily by rail to the Port of Vancouver for shipment overseas by ocean carrier. Based in Western Canada, the Celgar mill is well positioned to service Asian customers. The majority of the Celgar mill’s pulp for domestic markets is shipped by rail to third party warehouses in the U.S. or directly to the customer.

Approximately 55%, 51% and 47% of our consolidated sales were to tissue and specialty paper product manufacturers for the years ended December 31, 2010, 2009 and 2008, respectively. The balance of our sales for such periods was to other paper product manufacturers. Sales to tissue and specialty paper product manufacturers are a key focus for us, as they generally are not as sensitive to cyclical declines in demand caused by downturns in economic activity.

Capital Expenditures

In 2010, we continued with our capital investment programs designed to increase pulp and green energy production capacity and improve efficiency and environmental performance at our mills. The improvements made at our mills over the past seven years have reduced operating costs and increased the competitive position of our facilities.

Total capital expenditures at the Rosenthal mill in 2010, 2009 and 2008 were €4.0 million, €9.1 million and €8.7 million, respectively. Capital investments at the Rosenthal mill in 2010 and 2009 related mainly to the upgrade of a bleaching line and a washer project, which helped offset three years of wastewater fees that would otherwise be payable.

Our Stendal mill’s total capital expenditures in 2010, 2009 and 2008 were €3.6 million, €2.0 million and €4.9 million, respectively. Capital investments at the Stendal mill in 2010 related mainly to relatively small projects designed to improve safety and environmental performance as well as improve the overall efficiency of the mill.

Certain of our capital investment programs in Germany were partially financed through government grants made available by German federal and state governments. Under legislation adopted by the federal and certain state governments of Germany, government grants are provided to qualifying businesses operating in Eastern Germany to finance capital investments. The grants are made to encourage investment and job creation. Currently, grants are available for up to 15% of the cost of qualified investments. Previously, government grants were available for up to 35% of the cost of qualified investments, such as for the construction of our Stendal mill. These grants at the 35% of cost level required that at least one permanent job be created for each €0.5 million of capital investment eligible for such grants and that such jobs be maintained for a period of five years from the completion of the capital investment project. Generally, government grants are not repayable by a recipient unless it fails to complete the proposed capital investment or, if applicable, fails to create or maintain the requisite amount of jobs. In the case of such failure, the government is entitled to revoke the grants and seek repayment unless such failure resulted from material unforeseen market developments beyond the control of the recipient, wherein the government may refrain from reclaiming previous grants. Pursuant to such legislation in effect at the time, the Stendal mill received approximately €278.0 million of government grants. We believe that we are in compliance in all material respects with all of the terms and conditions governing the government grants we have received in Germany.

The following table sets out for the periods indicated the effect of these government grants on the recorded value of such assets in our consolidated balance sheets:

	As at December 31,
	2010	2009	2008
	(in thousands)

Properties, gross amount including government grants less amortization	€1,144,759	€1,152,288	€1,171,891
Less: government grants less amortization	297,992	283,730	290,187

Properties, net (as shown on consolidated balance sheets)	€846,767	€868,558	€881,704

Qualifying capital investments at industrial facilities in Germany that reduce effluent discharges offset wastewater fees that would otherwise be required to be paid. For more information about our environmental capital expenditures, see “— Environmental”.

Total capital expenditures at the Celgar mill in 2010, 2009 and 2008 were €30.6 million, €17.8 million and €12.1 million, respectively. In 2010, capital expenditures related primarily to the Celgar Energy Project. We implemented the Celgar Energy Project as part of our continued focus on energy production and sales and to increase the mill’s production of “green” energy and optimize its power generation capacity. The project was designed as a high return capital project at a cost of approximately C$64.9 million (€48.7 million). It included the installation of a second turbine generator with a design capacity of 48 MW.

In October 2009, as part of the GTP, the Canadian government through NRCan agreed to provide approximately C$57.7 million in credits towards the capital costs associated with the Celgar mill, including the Celgar Energy Project. Such credits reduced the cost basis of the assets purchased and were not recorded in our income. The majority of the remaining credits not used for the Celgar Energy Project will be available for use by the Celgar mill on other qualifying projects until March 31, 2012. To be eligible for GTP credits, projects must meet certain energy efficiency or environmental improvement requirements. Specifically, we have applied to NRCan to utilize approximately C$9.7 million of our allocated GTP funding towards improving our fiber line and oxygen delignification process at our Celgar mill. Once completed, we believe that this project, referred to as the “Oxygen Delignification Project”, should generate a high return for the mill while reducing Celgar’s chemical and energy costs through decreased consumption.

The Celgar Energy Project increased the mill’s installed generating capacity to 100 MW, and upgraded the mill’s bark boiler and steam facilities. In January 2009, the Celgar mill finalized the Electricity Purchase Agreement under which it will sell electrical energy generated by the Celgar Energy Project to B.C. Hydro.

Excluding costs for projects financed through government grants under the GTP, capital expenditures for all of our mills in 2011 are expected to be approximately €24.1 million, comprised of an array of small projects.

Environmental

Our operations are subject to a wide range of environmental laws and regulations, dealing primarily with water, air and land pollution control. We devote significant management and financial resources to comply with all applicable environmental laws and regulations. Our total capital expenditures on environmental projects at our mills were approximately €2.5 million in 2010 (€9.5 million in 2009). The Oxygen Delignification Project is intended to generate environmental improvements by reducing organic loading on the effluent treatment system.

We believe we have obtained all required environmental permits, authorizations and approvals for our operations. We believe our operations are currently in substantial compliance with the requirements of all applicable environmental laws and regulations and our respective operating permits.

Under German state environmental rules relating to effluent discharges, industrial users are required to pay wastewater fees based upon the amount of their effluent discharge. These rules also provide that an industrial user which undertakes environmental capital expenditures and lowers certain effluent discharges to prescribed levels may offset the amount of these expenditures against the wastewater fees that they would otherwise be required to pay. We estimate that the aggregate wastewater fees we saved in 2010 as a result of environmental capital expenditures and initiatives to reduce allowable emissions and discharges at our Stendal and Rosenthal mills were approximately €6.4 million. We expect that capital investment programs and other environmental initiatives at our German mills will mostly offset the wastewater fees that may be payable for 2010, 2011 and 2012 and we believe they will ensure that our operations continue in substantial compliance with prescribed standards.

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

The Rosenthal mill has a relatively modern biological wastewater treatment and oxygen bleaching facility. We have significantly reduced our levels of absorbable organic halogen discharge at the Rosenthal mill and we believe the Rosenthal mill’s absorbable organic halogen and chemical oxygen demand discharges are in compliance with the standards currently mandated by the German government.

The Stendal mill, which commenced operations in September 2004, has been in substantial compliance with applicable environmental laws, regulations and permits. Management believes that, as the Stendal mill is a state-of-the-art facility, it will be able to continue to operate in compliance with the applicable environmental requirements.

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

The Celgar mill operates two landfills, a newly commissioned site and an older site. The Celgar mill intends to decommission the old landfill and is developing a closure plan and reviewing such plan with the Canadian Ministry of Environment, or “MOE”. However, the MOE, in conjunction with the provincial pulp and paper industry, is in the process of developing a standard for landfill closures. In addition, the portion of the landfill owned by an adjacent sawmill continues to be active. Accordingly, the mill has not been able to move forward with the closure. We currently believe we may receive regulatory approval for such closure plan in 2011 and commence closure activities based on a timetable agreed to by both Celgar and the MOE. We currently estimate the cost of closing the landfill at approximately €2.1 million but, since the closure program for the old landfill has not been finalized or approved, there can be no assurance that the decommissioning of the old landfill will not exceed such cost estimate.

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

In Germany since 2006, the price and supply of wood residuals have been affected by an increasing demand from alternative or renewable energy producers and governmental initiatives for carbon neutral energy. Over the long term, this non-traditional demand for fiber is expected to increase in Europe. Additionally, the growing interest and focus in British Columbia for renewable green energy is also expected to create additional competition for such fiber in that region over time. Such additional demand for wood residuals may increase the competition and prices for wood residuals over time. See “— Operating Costs — Fiber”.

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

Other potential consequences from climate change over time that may affect our business include:

•	a greater susceptibility of northern softwood forest to disease, fire and insect infestation;

•	the disruption of transportation systems and power supply lines due to more severe storms;

•	the loss of water transportation for logs and our finished goods inventories due to lower water levels;

•	decreases in quantity and quality of processed water for our mill operations;

•	the loss of northern softwood boreal forests in areas in sufficient proximity to our mills to competitively acquire fiber; and

•	lower harvest levels decreasing the supply of harvestable timber and, as a consequence, wood residuals.

Human Resources

We currently employ approximately 1,491 people. We have approximately 1,052 employees working in our German operations, including our transportation and sales subsidiaries. In addition, there are approximately 17 people working at the office we maintain in Vancouver, British Columbia, Canada. Celgar currently employs approximately 422 people in its operations, the vast majority of which are unionized.

Rosenthal, which employs approximately 445 people, is bound by collective agreements negotiated with Industriegewerkschaft Bergbau, Chemie, Energie, or “IGBCE”, a national union that represents pulp and paper workers. In December 2010, we successfully negotiated a new agreement with IGBCE substantially upon the same terms as the previous labor contract. The new collective agreement provides for an approximately 3.5% wage increase in 2011 and expires at the end of November 2011.

Stendal and its subsidiaries employ approximately 601 people. Stendal has not yet entered into any collective agreements with IGBCE, although it may do so in the future.

We consider the relationships with our employees to be good. Although no assurances can be provided, we have not had any significant work stoppages at any of our German operations and we would therefore expect to enter into labor agreements with our pulp workers in Germany without any significant work stoppages at our German mills.

We negotiated a four-year collective agreement, effective May 1, 2008, with our hourly workers at the Celgar mill to replace the collective agreement which expired on April 30, 2008. The agreement provided for a retroactive wage increase of 2.0% for 2008, a wage increase of 2.5% in each of 2009 and 2010 and a wage increase of 3.0% in 2011.

Description of Certain Indebtedness

The following summaries of certain material provisions of: (i) our 2017 Senior Notes; (ii) our 2013 Senior Notes; (iii) our 2012 Convertible Notes; (iv) the Stendal Loan Facility; (v) the working capital facilities and investment loan associated with our Rosenthal mill; and (vi) the Celgar Working Capital Facility, as such terms are referred to below, are not complete and these provisions, including definitions of certain terms, are qualified by reference to the applicable documents and the applicable amendments to such documents on file with the U.S. Securities and Exchange Commission, referred to as the “SEC”.

2017 Senior Notes

In November 2010, we issued $300.0 million in aggregate principal amount of 9.5% Senior Notes due 2017, referred to as the “2017 Senior Notes” to principally refinance our 2013 Senior Notes (as defined below). The 2017 Senior Notes bear interest at a rate of 9.5% per annum, payable semi-annually in arrears on December 1 and June 1, commencing June 1, 2011. The 2017 Senior Notes mature on December 1, 2017. The 2017 Senior Notes are our senior unsecured obligations and, accordingly, rank junior in right of payment to all existing and future secured indebtedness and all indebtedness and liabilities of our subsidiaries, equal in right of payment with all of our existing and future unsecured senior indebtedness, including the 2013 Senior Notes, and senior in right of payment to the 2012 Convertible Notes (as defined below) as well as any future subordinated indebtedness. The 2017 Senior Notes were issued under an indenture which, among other things, restricts our ability and the ability of our restricted subsidiaries under the indenture to: (i) incur additional indebtedness or issue preferred stock; (ii) pay dividends or make other distributions to our stockholders; (iii) purchase or redeem capital stock or subordinated indebtedness; (iv) make investments; (v) create liens and enter into sale and lease back transactions; (vi) incur restrictions on the ability of our restricted subsidiaries to pay dividends or make other payments to us; (vii) sell assets; (viii) consolidate or merge with or into other companies or transfer all or substantially all of our assets; and (ix) engage in transactions with affiliates. These limitations are subject to important qualifications and exceptions.

In order to take into account the nature of the non-recourse “project financing” of the loan facility for our Stendal mill and to enhance our financing flexibility, the indenture governing our 2017 Senior Notes provides for a “Restricted Group” and an “unrestricted group”. The terms of the indenture are applicable to the Restricted Group and are generally not applicable to the unrestricted group. Currently, the Restricted Group is comprised of Mercer Inc., the Rosenthal and Celgar mills and certain holding subsidiaries. The Restricted Group excludes our Stendal mill. The working capital facilities at our Rosenthal and Celgar mills and our convertible notes and, previously, our 2013 Senior Notes are obligations of the Restricted Group. The Stendal Loan Facility is an obligation of our unrestricted group.

2013 Senior Notes

In February 2005, we issued $310.0 million in principal amount of 9.25% Senior Notes due 2013, referred to as the “2013 Senior Notes”. The 2013 Senior Notes bore interest at the rate of 9.25% per annum and were to mature on February 15, 2013. The indenture governing our 2013 Senior Notes provided for a similar “Restricted Group” and an “unrestricted group” as prescribed in the 2017 Senior Note indenture.

In November 2010, we purchased approximately $288.9 million in aggregate principal amount of 2013 Senior Notes in a cash tender offer for any and all of the 2013 Senior Notes with the proceeds from the 2017 Senior Notes and cash on hand. In December 2010, we issued a redemption notice to redeem the remaining outstanding 2013 Senior Notes. On February 15, 2011, we redeemed all outstanding 2013 Senior Notes for 100% of the principal amount, plus accrued and unpaid interest to, but not including the redemption date

2012 Convertible Notes

As at December 31, 2010, we had approximately $42.5 million in aggregate principal amount of 8.5% Convertible Senior Subordinated Notes due 2012, referred to as the “2012 Convertible Notes”, outstanding. Such notes were issued in exchange for our 8.5% Convertible Senior Subordinated Notes due 2010, referred to as the “2010 Convertible Notes”, pursuant to private exchange agreements entered into by us in November 2009 and an exchange offer completed in January 2010. Pursuant to such exchanges, we initially issued an aggregate of $65.8 million in 2012 Convertible Notes. Subsequently, $21.4 million of such notes were converted into shares of our common stock.

We pay interest semi-annually on January 15 and July 15 of each year on the 2012 Convertible Notes. The 2012 Convertible Notes mature on January 15, 2012. The 2012 Convertible Notes are redeemable beginning July 15, 2011, at our option in whole or in part, upon not less than 30 and not more than 60 days’ notice at a redemption price equal to 100% of the principal amount thereof plus accrued and unpaid interest up to, but not including, the date of redemption, subject to restrictions in the indenture governing the notes.

The 2012 Convertible Notes are convertible at the option of the holders, unless previously redeemed, at any time until the close of business on the last business day prior to maturity or redemption, into shares of our common stock at a conversion price of $3.30 per share, which is equal to a conversion rate of approximately 303 shares per $1,000 principal amount of 2012 Convertible Notes, subject to adjustment.

Holders of the 2012 Convertible Notes have the right to require us to purchase all or any part of such convertible notes 30 business days after the occurrence of a change of control with respect to us at a purchase price equal to the principal amount thereof plus accrued and unpaid interest, if any, to the date of purchase.

The 2012 Convertible Notes are unsecured obligations of Mercer Inc. and are subordinated in right of payment to existing and future senior indebtedness (including our 2017 Senior Notes) and are effectively subordinated to all of the indebtedness and liabilities of our subsidiaries. The indenture governing our convertible notes limits the incurrence by us, but not our subsidiaries, of senior indebtedness.

Stendal Loan Facility

In August 2002, Stendal entered into a senior €828.0 million project finance facility, referred to as the “Stendal Loan Facility”. The Stendal Loan Facility was comprised of several tranches which covered, among other things, project construction and development costs, financing and start-up costs and working capital, as well as the financing of the debt service reserve account, or “DSRA”, approved cost overruns and a revolving loan facility that covered time lags for receipt of grant funding and value-added tax refunds, which has been repaid. The DSRA is an account maintained to hold and, if needed, pay up to one year’s principal and interest due under the facility as partial security for the lenders. Other than the revolving working capital tranche, no further advances are currently available under the Stendal Loan Facility.

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

In February 2009, we completed an agreement with Stendal’s lending syndicate to amend the Stendal Loan Facility, referred to as the “Amendment”. Pursuant to the Amendment, Stendal’s obligation to repay €164.0 million of scheduled principal payments, referred to as the “Deferred Amount”, is deferred until maturity of the facility in September 2017. Until the Deferred Amount is repaid in full, Stendal may not make distributions, in the form of interest and capital payments on shareholder debt or dividends on equity invested, to its shareholders, including us. The Amendment also provides for a 100% cash sweep, referred to as the “Cash Sweep”, of any excess cash of Stendal which will be used first to fund the DSRA to a level sufficient to service the amounts due and payable under the Stendal Loan Facility during the then following 12 months, or “Fully Funded”, and second to prepay the Deferred Amount. Not included in the Cash Sweep is an amount of €15.0 million which Stendal is permitted to retain for working capital purposes. The DSRA balance as at December 31, 2010 was approximately €7.0 million.

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

The Amendment includes the following as events of default:

•	if scheduled debt service for two consecutive half-year periods is partially or wholly financed by drawings from the DSRA and as a result the DSRA is less than 33 1/3% Fully Funded;

•	if the DSRA is fully drawn and Stendal exercises its current 6-month principal payment deferral right in respect of the next repayment date; and

•	failure to meet the Senior Debt/EBITDA Cover Ratio or Annual Debt Ratio as set out above.

The Amendment provides that Stendal and its shareholders may, once per fiscal year, cure a deficiency in each of the Annual Debt Ratio or the Senior Debt/EBITDA Cover Ratio by way of a capital contribution or fully subordinated shareholder loan to Stendal in the amount necessary to cure such deficiency and thereby prevent the occurrence of an event of default. Our ability to fund this cure is substantially limited by the terms of the 2013 Senior Notes and the 2017 Senior Notes.

Under the terms of the Amendment, if, from December 31, 2011 until the date when all of the loans pursuant to the Stendal Loan Facility are repaid in full, we raise proceeds from an equity financing (subject to certain exceptions) and the DSRA is not Fully Funded, an event of default will occur if we fail to contribute 50% of the net proceeds raised by such a sale or issuance to Stendal’s capital (up to an aggregate limit of €10.0 million).

The tranches under the Stendal Loan Facility are severally guaranteed by German federal and state governments in respect of an aggregate of 80% of the principal amount of these tranches. Under the guarantees, the German federal and state governments that provide the guarantees are responsible for the performance of our payment obligations for the guaranteed amounts. Such governmental guarantees permit the Stendal Loan Facility to benefit from lower interest costs and other credit terms than would otherwise be available. The Stendal Loan Facility is secured by substantially all of the assets of Stendal.

As at December 31, 2010, the principal amount outstanding under the Stendal Loan Facility was €500.7 million.

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

Rosenthal Loan Facilities

In August 2009, Rosenthal refinanced its then current revolving working capital facility with a new €25.0 million facility, referred to as the “Rosenthal Loan Facility”. The Rosenthal Loan Facility consists of a revolving credit facility which may be utilized by way of cash advances or advances by way of letter of credit or bank guarantees. The facility matures in December 2012. The interest payable on cash advances is Euribor plus 3.5%, plus certain other costs incurred by the lenders in connection with the facility. Each cash advance is to be repaid on the last day of the respective interest period and in full on the termination date and each advance by way of a letter of credit or bank guarantee shall be repaid on the applicable expiry date of such letter of credit or bank guarantee. An interest period for cash advances shall be one, three or six months or any other period as Rosenthal and the lenders may determine. There is also a 1.1% per annum commitment fee on the unused and uncancelled amount of the revolving facility which is payable semi-annually in arrears. This facility is secured by a first ranking security interest on the inventories, receivables and accounts of Rosenthal. It also provides Rosenthal with a hedging facility relating to the hedging of the interest, currency and pulp prices as they affect Rosenthal pursuant to a strategy agreed to by Rosenthal and the lender from time to time.

In August 2009, we also finalized a €4.4 million investment loan agreement, referred to as the “Investment Loan Agreement”, with a lender, relating to the new wash press at our Rosenthal mill. The four-year amortizing investment loan bears interest at the rate of Euribor plus 2.75%. Borrowings under this agreement are secured by the new wash press equipment.

In the first quarter of 2010, we entered into an additional €3.5 million revolving credit facility for our Rosenthal mill which bears interest at the rate of Euribor plus 3.5%. As of December 31, 2010, the total amount of funds available under the working capital facilities associated with the Rosenthal mill is €26.4 million.

As of December 31, 2010, we had not drawn any amount under the Rosenthal Loan Facility or any other working capital facility associated with the Rosenthal mill and had drawn €3.8 million under the Investment Loan Agreement.

Celgar Working Capital Facility

In November 2009, Celgar amended its C$40.0 million revolving working capital credit facility, referred to as the “Celgar Working Capital Facility”. The Celgar Working Capital Facility matures in May 2013 and is available by way of: (i) Canadian and U.S. denominated advances which bear interest at a designated prime rate plus 2.0% for Canadian advances and at a designated base rate plus 2.0% per annum for U.S. advances; (ii) banker’s acceptance equivalent loans which bear interest at the applicable Canadian dollar bankers’ acceptance rate plus 3.75% per annum; and/or (iii) LIBOR advances which bear interest at the applicable LIBOR plus 3.75% per annum. The Celgar Working Capital Facility also incorporates a C$3.0 million letter of credit sub line. Celgar is also required to pay a 0.5% per annum standby fee monthly in arrears on any unutilized portion of the revolving facility. Availability of drawdowns under the facility is subject to a borrowing base limit that is based upon the Celgar mill’s eligible accounts receivable and inventory levels from time to time. The Celgar Working Capital Facility is secured by, among other things, a first fixed charge on the current assets of Celgar.

As at December 31, 2010, C$20.0 million of funds had been drawn and approximately C$17.9 million remained available under the Celgar Working Capital Facility.

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

There are a number of important factors, many of which are beyond our control that could cause actual conditions, events or results to differ significantly from those described in the forward-looking statements. These factors include, but are not limited to, the following:

•	the highly cyclical nature of our business;

•	our level of indebtedness could negatively impact our financial condition and results of operations;

•	a weak global economy could adversely affect our business and financial results and have a material adverse effect on our liquidity and capital resources;

•	in a weak pulp price and demand environment there can be no assurance that we will be able to generate sufficient cash flows, to service, repay or refinance debt;

•	cyclical fluctuations in the price and supply of our raw materials could adversely affect our business;

•	we operate in highly competitive markets;

•	we are exposed to currency exchange rate and interest rate fluctuations;

•	increases in our capital expenditures or maintenance costs could have a material adverse effect on our cash flow and our ability to satisfy our debt obligations;

•	we use derivatives to manage certain risks which has caused significant fluctuations in our operating results;

•	we are subject to extensive environmental regulation and we could have environmental liabilities at our facilities;

•	our Celgar Energy Project may not generate the results or benefits we expect;

•	our business is subject to risks associated with climate change and social government responses thereto;

•	we are subject to risks related to our employees;

•	we rely on German federal and state government grants and guarantees;

•	risks relating to our participation in the EU ETS, and the application of Germany’s Renewable Energy Act;

•	we are dependent on key personnel;

•	we may experience material disruptions to our production;

•	we may incur losses as a result of unforeseen or catastrophic events, including the emergence of a pandemic, terrorist attacks or natural disasters;

•	our insurance coverage may not be adequate; and

•	we rely on third parties for transportation services.

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

The pulp business is highly cyclical in nature and markets for our principal products are characterized by periods of supply and demand imbalance, which in turn affects product prices. Pulp markets are highly competitive and are sensitive to cyclical changes in the global economy, industry capacity and foreign exchange rates, all of which can have a significant influence on selling prices and our operating results. The length and magnitude of industry cycles have varied over time but generally reflect changes in macro-economic conditions and levels of industry capacity.

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

Demand for pulp has historically been determined primarily by the level of economic growth and has been closely tied to overall business activity. From 2006 to mid-2008, pulp prices steadily improved. However, a global economic crisis in the latter half of 2008 resulted in a sharp decline of pulp prices from a high of €900 per ADMT to €635 per ADMT at the end of 2008. Pulp prices began to increase in the second half of 2009 and continued to increase to record levels through June of 2010, before declining slightly in the fourth quarter of 2010. Although we expect pulp prices to remain at historically high levels through the first half of 2011, there may be renewed pulp price deterioration in the future. We cannot predict the impact of sustained economic weakness on the demand and prices for our products.

Prices for pulp are driven by many factors outside our control, and we have little influence over the timing and extent of price changes, which are often volatile. Because market conditions beyond our control determine the price for pulp, prices may fall below our cash production costs, requiring us to either incur short-term losses on product sales or cease production at one or more of our mills. Therefore, our profitability depends on managing our cost structure, particularly raw materials which represent a significant component of our operating costs and can fluctuate based upon factors beyond our control. If the prices of our products decline, or if prices for our raw materials increase, or both, our results of operations and cash flows could be materially adversely affected.

Our level of indebtedness could negatively impact our financial condition and results of operations.

As of December 31, 2010, we had approximately €821.9 million of indebtedness outstanding, of which €500.7 million relates to the Stendal Loan Facility. We may also incur additional indebtedness in the future. Our high debt levels may have important consequences for us, including, but not limited to the following:

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

The indenture governing our 2017 Senior Notes and our bank credit facilities contain restrictive covenants which impose operating and other restrictions on us and our subsidiaries. These restrictions will affect, and in many respects will limit or prohibit, our ability to, among other things, incur or guarantee additional indebtedness or enter into sale/leaseback transactions, pay dividends or make distributions on capital stock or redeem or repurchase capital stock, make investments or acquisitions, create liens and enter into mergers, consolidations or transactions with affiliates. The terms of our indebtedness also restrict our ability to sell certain assets, apply the proceeds of such sales and reinvest in our business.

Failure to comply with the covenants in the indentures relating to our 2017 Senior Notes or in our bank credit facilities could result in events of default and could have a material adverse effect on our liquidity, results of operations and financial condition.

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

A weakening of the global economy could adversely affect our business and financial results and have a material adverse effect on our liquidity and capital resources.

Global financial markets experienced extreme and unprecedented disruption in the second half of 2008, including, among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others. Although financial markets have stabilized and the modest global economic recovery which emerged in the second half of 2009 has continued through 2010, the overall state of the global economy remains generally weak and we remain subject to a number of risks associated with these adverse economic conditions. Price appreciation in 2010 has been due in significant part to demand from China and other Asian countries, and any reduction in demand in these locations could exacerbate the impact of economic weakness elsewhere.

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

The nature of the recovery in the global economy in general remains weak, and there can be no assurance that market conditions will continue to improve in the near future.

In a weak pulp price and demand environment, there can be no assurance that we will be able to generate sufficient cash flows to service, repay or refinance debt.

Although the global economy began to recover in the latter half of 2009 and 2010, leading to improved pulp demand and prices, the duration and extent of such recovery is not known and there can be no assurance that we will be able to generate sufficient cash flows to service, repay or refinance our outstanding indebtedness when it matures, particularly if the world economy experiences another significant economic downturn.

Cyclical fluctuations in the price and supply of our raw materials could adversely affect our business.

Our main raw material is fiber in the form of wood chips and pulp logs. Such fiber is cyclical in terms of both price and supply. The cost of wood chips and pulp logs is primarily affected by the supply and demand for lumber. Demand for these raw materials is generally determined by the volume of pulp and paper products produced globally and regionally. Since 2006, generally higher energy prices, a focus on, and governmental initiatives related to, “green” or renewable energy have led to an increase in renewable energy projects in Europe, including Germany. Demand for wood residuals from such energy producers, combined with lower harvesting rates, has generally put upward pressure on prices for wood residuals such as wood chips in Germany and its neighboring countries. This has resulted in higher fiber costs for our German mills and such trend could continue to put further upward pressure on wood chip prices.

Similarly, North American sawmill activity declined significantly during the recession, reducing the supply of chips and availability of pulp logs to our Celgar mill. Additionally, North American energy producers are exploring the viability of renewable energy initiatives and governmental initiatives in this field are increasing, all of which could lead to higher demand for sawmill residual fiber, including chips. The cyclical nature of pricing for these raw materials represents a potential risk to our profit margins if pulp producers are unable to pass along price increases to their customers or we cannot offset such costs through higher prices for our surplus energy.

We do not own any timberlands or have any long-term governmental timber concessions nor do we have any long-term fiber contracts at our German operations. Raw materials are available from a number of suppliers and we have not historically experienced material supply interruptions or substantial sustained price increases, however our requirements have increased and may continue to increase as we increase capacity through capital projects or other efficiency measures at our mills. As a result, we may not be able to purchase sufficient quantities of these raw materials to meet our production requirements at prices acceptable to us during times of tight supply. In addition, the quantity, quality and price of fiber we receive could be affected as a result of industrial disputes, material curtailments or shut-down of operations by suppliers, government orders and legislation (including new taxes or tariffs), weather conditions, acts of god and other events beyond our control. An insufficient supply of fiber or reduction in the quality of fiber we receive would materially adversely affect our business, financial condition, results of operations and cash flow. In addition to the supply of wood fiber, we are dependent on the supply of certain chemicals and other inputs used in our production facilities. Any disruption in the supply of these chemicals or other inputs could affect our ability to meet customer demand in a timely manner and could harm our reputation. Any material increase in the cost of these chemicals or other inputs could have a material adverse effect on our business, results of operations, financial condition and cash flows.

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

In 2002, Stendal entered into variable-to-fixed interest rate swaps to fix interest payments under the Stendal mill financing facility, which has kept Stendal from benefiting from the general decline in interest rates that ensued. These derivatives are marked to market at the end of each reporting period and all unrealized gains and losses are recognized as earnings or losses for the relevant reporting periods.

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

We use derivative instruments to limit our exposure to interest rate fluctuations. Concurrently with entering into the Stendal financing, Stendal entered into variable-to-fixed rate interest swaps for the full term of our Stendal Loan Facility to manage its interest rate risk exposure with respect to the full principal amount of this facility. Because we effectively fixed the rate on our Stendal Loan Facility, the value of our derivative position moves inversely to interest rates.

We record unrealized gains or losses on our derivative instruments when they are marked to market at the end of each reporting period and realized gains or losses on them when they are settled. These unrealized and realized gains and losses can materially impact our operating results for any reporting period. For example, our operating results for 2010 included unrealized net gains of €1.9 million on our interest rate derivatives. For 2009 and 2008, our operating results included unrealized net losses of €5.8 million and €25.2 million, respectively, on our interest rate derivatives.

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

The Celgar Energy Project is subject to customary risks and uncertainties inherent for large capital projects which could result in the project not generating the benefits we expect. The Celgar Energy Project may not achieve our planned power generation or the level required under the Electricity Purchase Agreement concluded with B.C. Hydro that we are required to deliver. Equipment breakdowns, disruptions to other mill processes or production, failures to perform to design specifications, delays in the generation and sales of surplus energy, including contracted amounts, could have a material adverse effect on our Celgar mill’s results of operations and financial performance.

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

The majority of our employees are unionized and we have collective agreements in place with our employees at our Rosenthal and Celgar mills. In September 2008, we negotiated a four-year collective agreement, effective May 1, 2008, with the hourly workers at our Celgar mill and, in December 2010, we entered into our current collective agreement with our Rosenthal employees. In the future we may enter into a collective agreement with our pulp workers at the Stendal mill. Although we have not experienced any work stoppages in the past, there can be no assurance that we will be able to negotiate acceptable collective agreements or other satisfactory arrangements with our employees upon the expiration of our collective agreements or in conjunction with the establishment of a new agreement or arrangement with our pulp workers at the Stendal mill. This could result in a strike or work stoppage by the affected workers. The registration or renewal of the collective agreements or the outcome of our wage negotiations could result in higher wages or benefits paid to union members. Accordingly, we could experience a significant disruption of our operations or higher on-going labor costs, which could have a material adverse effect on our business, financial condition, results of operations and cash flow.

We rely on government grants and guarantees and participate in European statutory programs.

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

Since 2005, our German mills have benefitted from sales of emission allowances under the EU Emissions Trading Scheme. As a result of our Rosenthal and Stendal mills’ eligibility for special tariffs under the Renewable Energy Act, the amount of emissions allowances granted to our German mills under the EU ETS has been reduced. Additionally, all such German legislation is subject to amendment or change which could adversely affect the eligibility of our Rosenthal and Stendal mills to participate in this statutory program and/or the tariffs paid thereunder. As a result we cannot predict with any certainty the amount of future sales of surplus energy we may be able to generate.

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

A material disruption at one of our manufacturing facilities could prevent us from meeting customer demand, reduce our pulp and energy sales and/or negatively impact our results of operations. Any of our mills could cease operations unexpectedly due to a number of events, including:

•	unscheduled maintenance outages;

•	prolonged power failures;

•	equipment failure;

•	design error or employee or contractor error;

•	chemical spill or release;

•	explosion of a boiler;

•	disruptions in the transportation infrastructure, including roads, bridges, railway tracks, tunnels, canals and ports;

•	fires, floods, earthquakes or other natural catastrophes;

•	prolonged supply disruption of major inputs;

•	labor difficulties; and

•	other operational problems.

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

The Rosenthal mill is situated on a 220 acre site near the town of Blankenstein in the state of Thüringia, approximately 300 kilometers south of Berlin. The Saale river flows through the site of the mill. In late 1999, we completed a major capital project which converted the Rosenthal mill to the production of kraft pulp. It is a single line mill with a current annual production capacity of approximately 330,000 ADMTs of kraft pulp. The mill is self-sufficient in steam and electrical power. Some excess electrical power which is constantly generated is sold to the regional power grid. The facilities at the mill include:

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

The Stendal mill is situated on a 200 acre site owned by Stendal that is part of a larger 1,250 acre industrial park near the town of Stendal in the state of Saxony-Anhalt, approximately 300 kilometers north of the Rosenthal mill and 130 kilometers west of Berlin. The mill is adjacent to the Elbe river and has access to harbor facilities for water transportation. The mill is a single line mill with a current annual design production capacity of approximately 645,000 ADMTs of kraft pulp. The Stendal mill is self-sufficient in steam and electrical power. Some excess electrical power which is constantly being generated is sold to the regional power grid. The facilities at the mill include:

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

The Celgar mill is situated on a 400 acre site near the city of Castlegar, British Columbia. The mill is located on the south bank of the Columbia River, approximately 600 kilometers east of the port city of Vancouver, British Columbia, and approximately 32 kilometers north of the Canada-U.S. border. The city of Seattle, Washington is approximately 650 kilometers southwest of Castlegar. It is a single line mill with a current annual production capacity of approximately 520,000 ADMTs of kraft pulp. Internal power generating capacity will, with certain capital improvements that are currently being constructed, enable the Celgar mill to be self-sufficient in electrical power and to sell surplus electricity. The facilities at the Celgar mill include:

•	chip storage facilities consisting of four vertical silos and an asphalt surfaced yard with a capacity of 200,000 cubic meters of chips;

•	a woodroom containing debarking and chipping equipment for pulp logs;

•	a fiber line, which includes a dual vessel hydraulic digester, pressure knotting and screening, single stage oxygen delignification and a four stage bleach plant;

•	two pulp machines, which each include a dryer, a cutter and a baling line;

•	a chemical recovery system, which includes a recovery boiler, evaporation plant, recausticizing area and effluent treatment system; and

•	two turbines and generators capable of producing approximately 48 MW and 52 MW, respectively, of electric power from steam produced by a recovery boiler and power boiler.

At the end of 2010, substantially all of the assets relating to the Stendal mill were pledged to secure the Stendal Loan Facility. The working capital loan facilities established for the Rosenthal and Celgar mills are secured by first charges against the inventories and receivables at the respective mills.

The following table sets out our pulp production capacity and actual production sales volumes and revenues by mill for the periods indicated:

	Annual
	Production	Years Ended December 31,
	Capacity(1)	2010	2009	2008
		(ADMTs)

Pulp Production by Mill:
Rosenthal	330,000	324,194	310,244	328,693
Celgar	520,000	502,107	466,855	485,893
Stendal	645,000	599,985	620,342	610,401

Total pulp production	1,495,000	1,426,286	1,397,441	1,424,987

(1)	Capacity is the rated capacity of the plants for the year ended December 31, 2010, which is based upon production for 365 days a year. Targeted production is generally based upon 355 days per year.

ITEM 3.	LEGAL PROCEEDINGS

In October 2005, our wholly-owned subsidiary, Zellstoff Celgar Limited, received a re-assessment for real property transfer tax payable in British Columbia, Canada, in the amount of approximately €3.0 million (C$4.5 million) in connection with the acquisition of the Celgar mill. We are currently contesting the re-assessment and we currently expect the Supreme Court of British Columbia to hold a hearing on this matter sometime in 2011. The amount, if any, that may be payable in connection with this matter remains uncertain.

In September 2009, the Celgar mill received a summons for charges under the Canadian Fisheries Act and the British Columbia Environmental Management Act in connection with a November 2008 spill of diluted weak black liquor and diluted weak black liquor foam into the nearby Columbia River. The charges relate primarily to exceedances of allowable limits under the Celgar mill’s effluent discharge permit and spill pond maintenance requirements. We currently anticipate the Provincial Court to hold a hearing on this matter some time in 2011. Although we cannot assess with any certainty the potential liability for damages, if any, that may result from these charges, we do not currently expect them to have a material adverse effect on our business or operations. Nevertheless, there can be no assurance that we will not be required to pay the maximum amount of fines that may be levied pursuant to the application of statutory provisions.

In September of 2010, the Celgar mill received a letter from the Upper Columbia River Natural Resources Trustee Council, an organization consisting of aboriginal groups and US government representatives (the “Council”), alleging that, based on their preliminary assessment (the “Preliminary Assessment”), between 1961 to 1993, the Celgar mill had discharged chlorinated organic compounds into the Columbia River. The Preliminary Assessment was conducted to evaluate the need to conduct a formal natural resource damage assessment under the U.S. Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”). Although we did not acquire the Celgar mill until 2005, and the Celgar mill’s alleged discharges occurred prior to our acquisition of the mill, the Council determined to proceed with a formal natural resource damage assessment under the CERCLA. Although at this time it is unclear as to whether any harm was caused by these alleged discharges and, in any event, we do not believe we are liable, due to the preliminary nature of the assessment, we cannot at this time quantify the costs, if any, associated with this matter.

We are also subject to routine litigation incidental to our business. We do not believe that the outcome of such litigation will have a material adverse effect on our business or financial condition.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) Market Information.  Our shares are quoted for trading on the NASDAQ Global Market under the symbol “MERC” and listed in U.S. dollars on the Toronto Stock Exchange under the symbol “MRI.U”. The following table sets forth the high and low sale prices of our shares on the NASDAQ Global Market for each quarter in the two year period ended December 31, 2010:

Fiscal Quarter Ended	High	Low

2010
March 31	$5.87	$2.68
June 30	6.08	3.98
September 30	5.58	3.97
December 31	7.95	4.93
2009
March 31	$2.24	$0.25
June 30	1.24	0.51
September 30	4.37	0.50
December 31	3.68	1.73

(b) Shareholder Information.  As at February 15, 2011, there were approximately 368 holders of record of our shares and a total of 44,524,806 shares were outstanding.

(c) Dividend Information.  The declaration and payment of dividends is at the discretion of our board of directors. Our board of directors has not declared or paid any dividends on our shares in the past two years and does not anticipate declaring or paying dividends in the foreseeable future.

(d) Equity Compensation Plans.  The following table sets forth information as at December 31, 2010 regarding our equity compensation plans approved by our shareholders. 2,543,854 of our shares may be issued pursuant to options, stock appreciation rights, restricted stock, restricted stock rights, performance shares and performance units under our 2010 Stock Incentive Plan, which replaced our 2004 Stock Incentive Plan. Our Amended and Restated 1992 Non-Qualified Stock Option Plan expired in 2008.

	Number of Shares to be		Weighted-average	Number of Shares
	Issued Upon Exercise		Exercise Price of	Available for Future
	of Outstanding Options		Outstanding Options	Issuance Under Plan

2010 Stock Incentive Plan	—		$—	2,000,000
2004 Stock Incentive Plan	30,000	(1)	$7.25	543,854	(2)
Amended and Restated 1992 Non-Qualified Stock Option Plan	160,000		$6.50	—	(3)

(1)	The terms of the 2004 Stock Incentive Plan will govern all prior awards granted under such plan until such awards have been cancelled, forfeited or exercised in accordance with the terms thereof.
(2)	Pursuant to the terms of the 2004 Stock Incentive Plan, we initiated a long-term performance incentive supplement or “Performance Supplement” in February 2008. An aggregate of 309,685 restricted shares have been issued under the plan. Grants for up to 534,783 shares have been made pursuant to the Performance Supplement.
(3)	The plan has expired.

In June 2010, we adopted our 2010 Stock Incentive Plan, referred to as the “2010 Plan”, which provides for options, restricted stock rights, restricted stock, performance shares, performance share units and stock appreciation rights to be awarded to employees, consultants and non-employee directors. The 2010 Plan replaced the Company’s 2004 Stock Incentive Plan, referred to as the “2004 Plan”. However, the terms of the 2004 Plan will govern prior awards until all awards granted under the 2004 Plan have been exercised, forfeited, cancelled, expired, or otherwise terminated in accordance with the terms of such plan. The Company may grant up to a maximum of 2,000,000 common shares under the 2010 Plan, plus the number of common shares remaining available for grant pursuant to the 2004 Plan.

We do not have any equity compensation plans that have not been approved by shareholders.

(e) Exchange Offer.  In late December 2009, we commenced a tender offer, referred to as the “Exchange Offer”, to exchange up to $23.6 million aggregate principal amount of our then outstanding 2010 Convertible Notes in exchange for an amount of our 2012 Convertible Notes equal to the principal amount of the 2010 Convertible Notes tendered, plus accrued and unpaid interest equaling approximately $12.75 per $1,000 principal amount of 2010 Convertible Notes tendered in the Exchange Offer. As a result of the Exchange Offer, which expired in January 2010, $21.7 million in aggregate principal amount of our 2010 Convertible Notes was tendered in exchange for $22.0 million in aggregate principal amount of our 2012 Convertible Notes. The 2012 Convertible Notes issued in accordance with the terms of the Exchange Agreements are convertible into shares of the Company’s common stock at a conversion price of $3.30 per share, (equal to a conversion rate of approximately 303 shares per $1,000 principal amount of 2012 Convertible Notes), subject to certain adjustments. Since participation in the Exchange Offer was limited to existing holders of the 2010 Convertible Notes and no commission or other remuneration was paid or given directly or indirectly for soliciting the 2010 Convertible Notes tendered in the Exchange Offer, the 2012 Convertible Notes issued as part of the Exchange Offer were exempt from registration pursuant to Section 3(a)(9) of the Securities Act.

(f) Performance Graph.  The following graph shows a five-year comparison of cumulative total shareholder return, calculated on an assumed dividend reinvested basis, for our common stock, the NASDAQ Stock Market Index (the “NASDAQ Index”) and Standard Industrial Classification, or “SIC”, Code Index (SIC Code 2611 — pulp mills) (the “Industry Index”). The graph assumes $100 was invested in each of our common stock, the NASDAQ Index and the Industry Index on December 31, 2005. Data points on the graph are annual.

COMPARISON OF CUMULATIVE TOTAL RETURN

ASSUMES $100 INVESTED ON JAN. 01, 2006
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING DEC. 31, 2010

	2005	2006	2007	2008	2009	2010

Mercer International Inc.	100.00	151.02	99.62	24.43	39.44	98.60
SIC Code Index	100.00	155.34	190.41	31.47	30.53	59.83
NASDAQ Stock Market Index	100.00	110.25	121.88	73.10	106.22	125.36

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth selected historical financial and operating data as at and for the periods indicated. The following selected financial data is qualified in its entirety by, and should be read in conjunction with, our consolidated financial statements and related notes contained in this annual report and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”. The following selected financial data excludes the results of operations of our paper operations which were sold in 2006 and are accounted for as discontinued operations. Previously reported data and the financial statements and related notes included herein have been reclassified to conform to the current presentation.

	Years Ended December 31,
	2010	2009	2008	2007(1)	2006(1)
	(Euro in thousands, other than per share and per ADMT amounts)

Statement of Operations Data
Revenues
Pulp	€856,311	€577,298	€689,320	€704,391	€623,977
Energy	€44,225	€42,501	€30,971	€22,904	€20,922

	€900,536	€619,799	€720,291	€727,295	€644,899
Costs and expenses	€732,793	€632,598	€706,962	€657,709	€552,395
Operating income (loss)	€167,743	€(12,799)	€13,329	€69,586	€92,504
Gain (loss) on derivative instruments	€1,899	€(5,760)	€(25,228)	€20,357	€105,848
Interest expense	€67,621	€64,770	€65,756	€71,400	€91,931
Investment income (loss)	€468	€(1,804)	€(1,174)	€4,453	€6,090
Income (loss) from continuing operations after income taxes(2)	€94,748	€(72,125)	€(85,540)	€23,640	€70,313
Net income (loss) per share attributable to common shareholders from continuing operations
Basic	€2.24	€(1.71)	€(2.00)	€0.62	€2.08
Diluted	€1.56	€(1.71)	€(2.00)	€0.58	€1.72
Weighted average shares outstanding (in thousands)
Basic	38,591	36,297	36,285	36,081	33,336
Diluted	56,731	36,297	36,285	45,303	43,084
Balance Sheet Data
Current assets	€356,880	€200,934	€258,901	€290,259	€221,800
Current liabilities	€125,197	€101,784	€104,527	€121,516	€120,002
Working capital	€231,683	€99,150	€154,374	€168,743	€101,798
Total assets	€1,216,075	€1,083,831	€1,151,600	€1,272,393	€1,284,089
Long-term liabilities	€877,315	€896,074	€914,970	€895,262	€967,583
Total equity	€213,563	€85,973	€132,103	€255,615	€196,504
Other Data
Pulp sales volume (ADMTs)	1,428,638	1,445,461	1,423,300	1,352,590	1,326,355
Pulp production (ADMTs)	1,426,286	1,397,441	1,424,987	1,404,673	1,302,260
Average pulp price realized (per ADMT)(3)	€591	€393	€478	€516	€465

(1)	The presentation for 2006 and 2007 has been modified to conform to the presentation requirements as prescribed in the Consolidations Topic ASC 810.
(2)	We do not report the effect of government grants relating to our assets in our income. These grants reduce the cost basis of the assets purchased when the grants are received. See “Item 1 — Business — Capital Expenditures”.
(3)	Our average realized pulp price reflects customer discounts and price movements between the order and shipment date.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of our operations for the three years ended December 31, 2010 is based upon and should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this annual report. This annual report contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those indicated in forward-looking statements. See “Cautionary Note Regarding Forward-Looking Statements”.

Results of Operations

General

We operate in the pulp business and our operations are located in Germany and Western Canada. Our mills have a current combined annual production capacity of approximately 1,500,000 ADMTs of NBSK pulp.

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

Global economic conditions, changes in production capacity and inventory levels are the primary factors affecting kraft pulp prices. Historically, kraft pulp prices have been cyclical in nature. The average European list prices for NBSK pulp between 2000 and 2008 ranged from a low of $447 per ADMT in 2002 to $900 per ADMT in mid-2008. In the latter part of 2008, we experienced extremely difficult market conditions characterized by poor demand and rapidly declining prices, all of which impacted our results for 2008. In slowing economic times, a key factor influencing our competitive position is the price of our product. At the end of 2008, NBSK list prices in Europe had declined to $635 per ADMT. As world economies began to stabilize, NBSK list prices rebounded in the latter part of 2009 to finish at $800 per ADMT in Europe at year end. Such price improvement was partially offset by the weakening of the U.S. dollar versus the Euro and the Canadian dollar during the period. In 2010, several increases lifted prices to record levels in the middle of the year. Although pulp list prices decreased slightly in the fourth quarter, they remained at historically high levels. As at December 31, 2010, list prices were $950, $960 and $840 per ADMT in Europe, North America and China, respectively. As pulp prices are highly cyclical, there can be no assurance that prices will not decline in the future.

Our sales realizations are list prices reduced by customer discounts and other items. Our reported average sale price realizations are affected by NBSK price movements between the order and shipment dates.

During the last three years, energy production and sales of surplus energy have become a key source of revenues for us. In 2010 and 2009, our mills generated 520,005 MWh and 478,674 MWh, respectively, of surplus energy, primarily from a renewable carbon-neutral source. At the end of September 2010, we completed the Celgar Energy Project and, based on our Celgar mill operating at or around current levels and our contracted sale prices to B.C. Hydro, we currently estimate that surplus power sales from the Celgar mill will generate approximately C$20.0 million to C$25.0 million in annual revenues. Increasing our generation and sales of surplus renewable energy will continue to be a key focus for us in the near term. We are currently exploring various initiatives to enhance such generation and sales revenues. Such initiatives, if implemented, will require additional capital spending.

Our production costs are influenced by the availability and cost of raw materials, energy and labor, and our plant efficiencies and productivity. Our main raw material is fiber in the form of wood chips and pulp logs. Wood chip and pulp log costs are primarily affected by the supply of, and demand for, lumber and pulp, which are both highly cyclical. Overall weak lumber markets since 2008 have resulted in reduced sawmilling activity and log harvesting in both Germany and British Columbia. This has reduced the supply of both wood residuals such as chips and pulp logs. This cyclical supply reduction has put upward pressure on fiber prices. Additionally, higher energy prices and a focus on “green” or renewable energy, while benefiting our surplus power sales, has also led to an overall increase in demand for wood residuals from other renewable energy producers such as pellet producers. We currently expect demand from renewable energy producers will likely continue to increase over the long term, thereby putting upward pressure on prices for wood residuals such as wood chips in Germany and its neighboring countries. Similarly, renewable energy initiatives in British Columbia are increasing and could also lead to higher demand for wood residuals there over time. Higher fiber costs could affect producer profit margins if they are unable to pass along price increases to pulp customers or purchasers of surplus energy. Our Celgar mill historically relied primarily upon sawmill chips for the substantial majority of its fiber supply. With the severe economic decline in 2008 and the corresponding adverse effect it had on the U.S. housing and lumber industries, many sawmills shut down or dramatically curtailed their production. This resulted in a significantly reduced supply of sawmill chips and materially higher fiber prices for the Celgar mill. As a result, we implemented a substantial enhancement to the whole log chipping facility at our Celgar mill. The capital cost of the project was approximately C$11.0 million and it was completed in early 2009. During 2009, we started up this new facility and, over the course of the year, substantially enhanced its capability so that it is now capable of supplying up to a potential 50% of the Celgar mill’s total fiber needs. The ability to conduct such whole log chipping has permitted the Celgar mill to materially reduce its dependence on third party field chippers and residual sawmill chips and to better manage its fiber costs. For a more detailed discussion of our fiber needs and resources, see “Business — Operating Costs — Fiber”.

Production costs also depend on the total volume of production. High operating rates and production efficiencies permit us to lower our average cost by spreading fixed costs over more units. Higher operating rates also permit us to increase our generation and sales of surplus renewable energy. Our production levels are also dependent on, among other things, the number of days of scheduled and unscheduled downtime at our mills. Unexpected production downtime, which has not materially affected us during any of the periods described in this discussion, can be particularly disruptive in our industry. Our currently scheduled production downtime for our mills in 2011, compared to prior years, is as follows:

	2011(1)	2010		2009	2008

Rosenthal
Scheduled production downtime (Days)	12	9	(2)	24	10
Celgar
Scheduled production downtime (Days)	10	12		10	12
Stendal
Scheduled production downtime (Days)	17	10		9	11

(1)	Projected for 2011.
(2)	In addition to the nine-day scheduled production downtime taken by the Rosenthal mill, we also idled our electricity generation for an additional 51 days for turbine maintenance.

Our financial performance for any reporting period is also impacted by changes in the U.S. dollar to Euro and Canadian dollar exchange rates and in interest rates. Changes in currency rates affect our operating results because the price for our principal product, NBSK pulp, is generally based on a global industry benchmark that is quoted in U.S. dollars, even though a significant portion of the sales from our German mills is invoiced in Euros and we report our results in Euros. Therefore, a weakening of the U.S. dollar against the Euro and the Canadian dollar will generally reduce the amount of our pulp operations’ revenues. Most of our operating costs at our German mills, including our debt obligations under the Stendal Loan Facility and our revolving working capital facility related to the Rosenthal mill, are incurred in Euros. Most of our operating costs at the Celgar mill, including the mill’s working capital facility, are in Canadian dollars. These costs do not fluctuate with the U.S. dollar to Euro or Canadian dollar exchange rates. Thus, a weakening of the U.S. dollar against the Euro and the Canadian dollar tends to reduce our sales revenue, gross profit and income from operations. Conversely, an increase in the U.S. dollar versus the Euro and the Canadian dollar positively impacts our revenues and increases our operating margins and cash flow.

Changes in interest rates can impact our operating results because the credit facilities established for our mills use floating rates of interest, to the extent that we have not hedged these rates.

From time to time, we also enter into interest rate, foreign currency and energy derivative contracts to partially protect against the effect of such changes. Gains or losses on such derivatives are included in our earnings, either as they are settled or as they are marked to market for each reporting period. See “— Quantitative and Qualitative Disclosures about Market Risk”.

Stendal, as required under the Stendal Loan Facility, entered into variable-to-fixed rate interest swaps, referred to as the “Stendal Interest Rate Swap Contracts”, in August 2002 to fix the interest rate on approximately €612.6 million of indebtedness for the full term of the Stendal Loan Facility. In 2010 and 2009, we recorded a net unrealized non-cash gain of €1.9 million and non-cash loss of €5.8 million, respectively, before noncontrolling interests on the mark to market valuation of the Stendal Interest Rate Swap Contracts. Such unrealized gain resulted primarily from a small increase in long-term European interest rates. In 2008, we recorded a net unrealized non-cash loss of €25.2 million before noncontrolling interests on the Stendal Interest Rate Swap Contracts. Changes in long-term interest rates could result in our recording of further unrealized non-cash losses or gains on the Stendal Interest Rate Swap Contracts in future periods when they are marked to market.

Significant Actions

In 2010, we took the following significant actions:

•	Effectively extended the maturity of our senior unsecured indebtedness by issuing $300 million in aggregate principal amount of 2017 Senior Notes, the proceeds of which, along with cash on hand, were used to acquire approximately $288.9 million, or 93.2% of our outstanding 2013 Senior Notes;

•	Negotiated the conversion of $21.2 million of our 2012 Convertible Notes into equity and repaid the balance of our 2010 Convertible Notes;

•	Completed the Celgar Energy Project, financed primarily through government grants provided by the Canadian government;

•	Continued to focus on cost reductions and working capital management; and

•	Continued to improve operations, which allowed us to achieve record annual pulp production and energy generation.

Current Market Environment

Currently, pulp demand continues to be strong and pulp prices remain at historically high levels. Recent decreases in NBSK pulp inventory levels, along with an increase in NBSK pulp shipments, particularly to China, indicate continued strength in the NBSK pulp market through the first half of 2011.

The completion of the Celgar Energy Project and the commencement of sales of electricity pursuant to the Electricity Purchase Agreement with BC Hydro should provide us with a new stable revenue source unrelated to pulp pricing. As we move into 2011, we expect that demand/supply conditions, including prospects for improving Chinese demand and relatively low NBSK pulp inventory levels, should result in a reasonably favorable outlook for our business.

Selected Financial Snapshot

Selected production, sales and exchange rate data for the periods indicated:

	Years Ended December 31,
	2010	2009	2008

Consolidated
Pulp Production (’000 ADMTs)	1,426.3	1,397.4	1,425.0
Scheduled Production Downtime (’000 ADMTs)	43.5	52.1	47.0
Pulp Sales (’000 ADMTs)	1,428.6	1,445.5	1,423.3
Pulp Revenues (in millions)	€856.3	€577.3	€689.3
NBSK pulp list prices ($/ADMT)	$938	$667	$839
NBSK pulp list prices (€/ADMT)	€707	€478	€571
Average pulp sales realizations (€/ADMT)(1)	€591	€393	€478
Energy Production (’000 MWh)	1,444.1	1,445.3	1,456.6
Energy Sales (’000 MWh)	520.0	478.7	456.1
Energy Revenue (in millions)	€44.2	€42.5	€31.0
Average energy sales realizations (€/MWh)	€85	€89	€68

Restricted Group
Pulp Production (’000 ADMTs)	826.3	777.1	814.6
Scheduled Production Downtime (’000 ADMTs)	25.3	36.9	25.7
Pulp Sales (’000 ADMTs)	826.3	795.1	833.2
Pulp Revenues (in millions)	€490.0	€318.4	€401.0
NBSK pulp list prices ($/ADMT)	$938	$667	$839
NBSK pulp list prices (€/ADMT)	€707	€478	€571
Average pulp sales realizations (€/ADMT)(1)	€592	€400	€480
Energy Production (’000 MWh)	718.6	732.9	764.4
Energy Sales (’000 MWh)	194.2	178.4	177.2
Energy Revenue (in millions)	€15.1	€15.2	€12.1
Average energy sales realizations (€/MWh)	€78	€85	€68

Average Spot Currency Exchange Rates
€ / $(2)	0.7541	0.7176	0.6826
C$ / $(2)	1.0298	1.1412	1.0660
C$ / €(3)	1.3671	1.5851	1.5603

(1)	Our average realized pulp price for the period indicated reflect customer discounts and price movements between the order and shipment date.
(2)	Average Federal Reserve Bank of New York noon spot rate over the reporting period.
(3)	Average Bank of Canada noon spot rate over the reporting period.

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

In the year ended December 31, 2010, pulp revenues increased by approximately 48% to €856.3 million from €577.3 million in 2009, primarily due to significantly higher pulp prices and a stronger U.S. dollar relative to the Euro. In 2010, revenues from the sale of excess energy increased by approximately 4% to €44.2 million from €42.5 million in 2009 due to increased energy sales at our Celgar mill, partially offset by reduced energy sales at our Rosenthal mill caused by 60 days of scheduled turbine maintenance.

Pulp prices increased in 2010, primarily as a result of stronger pulp markets. List prices for NBSK pulp in Europe averaged approximately $938 (€707) per ADMT in 2010, compared to approximately $667 (€478) per ADMT in 2009. At the end of 2010, list prices increased to approximately $950 (€709) per ADMT in Europe and $960 (€717) and $840 (€627) per ADMT in North America and China, respectively. Average pulp sales realizations increased by approximately 50% to €591 per ADMT in 2010 from €393 per ADMT in 2009, primarily due to significantly higher pulp prices. At the end of 2010, reported global inventories for softwood kraft were approximately 25 days’ supply, while at the end of 2009 inventories for softwood kraft reached historically low levels of approximately 19 days, primarily due to exceptionally high demand combined with producer shutdowns.

Pulp sales volume decreased slightly to 1,428,638 ADMTs in 2010 from 1,445,461 ADMTs in 2009.

Pulp production increased to a record level of 1,426,286 ADMTs in 2010 from 1,397,441 ADMTs in 2009, primarily as a result of overall strong operating performance at all of our mills. In 2010 and 2009, we took a total of 31 and 43 days scheduled maintenance downtime, respectively, at our mills and expect to take approximately 39 days in 2011.

Costs and expenses increased to €732.8 million in the year ended December 31, 2010 from €632.6 million in 2009, primarily due to higher fiber costs.

On average, in 2010, our per unit fiber costs increased by approximately 24% compared to 2009. In Germany, fiber costs were higher, primarily as a result of lower levels of harvesting, combined with increased demand for wood from the energy sector for heating and other bio-energy purposes. Extreme winter weather in the fourth quarter of 2010 further reduced the availability of fiber for our German mills. Fiber costs at our Celgar mill increased marginally from the prior year. In the near term, we expect fiber costs to increase slightly at our German mills, while remaining generally flat at our Celgar mill.

Selling, general and administrative expenses increased to €33.4 million in 2010 from €27.4 million in 2009, primarily as a result of increased commission costs.

In 2010, contribution to income from the sale of emission allowances decreased to €0.1 million, compared to €0.5 million in 2009. Operating depreciation and amortization increased marginally to €55.9 million in 2010 from €53.9 million in 2009, primarily due to capital asset additions related to the Celgar Energy Project.

For the year ended December 31, 2010, operating income significantly increased to €167.7 million from a loss of €12.8 million in 2009, primarily due to higher price realizations resulting from higher pulp prices.

Interest expense in 2010 increased to €67.6 million from €64.8 million in 2009, primarily due to accretion expense related to the exchange of our 2010 Convertible Notes, partially offset by reduced levels of debt associated with our Stendal mill.

Transportation costs increased to €66.4 million in 2010 from €57.3 million in 2009, primarily due to higher container rates.

In 2010, we recorded an unrealized gain of €1.9 million on the Stendal Interest Rate Swap Contracts, compared to an unrealized loss of €5.8 million in 2009, which was primarily the result of a small increase in European interest rates.

A portion of our long-term debt is denominated and repayable in foreign currencies, principally U.S. dollars. In 2010, we recorded a foreign exchange loss on our debt of €6.1 million as a result of the strengthening of the U.S. dollar against the Euro, compared to a gain of €2.7 million in 2009.

During 2010, we recorded losses on the extinguishment of debt of €7.5 million, primarily in connection with the purchase of our 2013 Senior Notes. In 2009, we recorded a gain of €4.4 million on the extinguishment of our 2010 Convertible Notes.

In 2010, the noncontrolling shareholder’s proportionate interest in the Stendal mill’s gain was €8.5 million, compared to a loss of €9.9 million in 2009.

During 2010, income taxes increased to €3.9 million from €0.1 million in 2009, primarily due to improved operating results at our German mills and certain tax deduction limitations with regards to the ability to deduct interest expense and loss carry forwards. Deferred tax recoveries increased in 2010 to €9.8 million from €6.0 million in 2009, primarily due to improved results and forecasted taxable income.

In 2010, we reported net income attributable to common shareholders of €86.3 million, or €2.24 per basic and €1.56 per diluted share. This included unrealized aggregate net non-cash unrealized losses of € 0.5 million, comprised of a non-cash gain of €1.9 million on our Stendal Interest Rate Swap Contracts, a non-cash foreign exchange loss of €6.1 million on our long-term debt, a non-cash loss of €2.6 million on the extinguishment of our 2013 Senior Notes and a non-cash income tax benefit of €6.3 million. In 2009, we reported net loss attributable to common shareholders of €62.2 million, or €1.71 per basic and diluted share. This included unrealized aggregate non-cash net gains of €7.5 million, comprised of a non-cash loss of €5.8 million on our Stendal Interest Rate Swap Contracts, a non-cash foreign exchange gain of €2.7 million on our long-term debt, a non-cash gain of €4.4 million on the extinguishment of our convertible notes and a non-cash income tax benefit of €6.2 million.

In 2010, “Operating EBITDA” increased fivefold to €224.0 million from €41.4 million in 2009. Operating EBITDA is defined as operating income (loss) plus depreciation and amortization and non-recurring capital asset impairment charges. Management uses Operating EBITDA as a benchmark measurement of its own operating results, and as a benchmark relative to its competitors. Management considers it to be a meaningful supplement to operating income as a performance measure primarily because depreciation expense and non-recurring capital asset impairment charges are not an actual cash cost, and depreciation expense varies widely from company to company in a manner that management considers largely independent of the underlying cost efficiency of their operating facilities. In addition, we believe Operating EBITDA is commonly used by securities analysts, investors and other interested parties to evaluate our financial performance.

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

The following table provides a reconciliation of net income (loss) attributable to common shareholders to operating income (loss) and Operating EBITDA for the periods indicated:

	Years Ended December 31,
	2010	2009
	(in thousands)

Net income (loss) attributable to common shareholders	€86,279	€(62,189)
Net income (loss) attributable to noncontrolling interest	8,469	(9,936)
Income taxes (benefits)	(5,879)	(5,869)
Interest expense	67,621	64,770
Investment (income) loss	(468)	1,804
Foreign exchange (gain) loss on debt	6,126	(2,692)
Loss (gain) on extinguishment of debt	7,494	(4,447)
Loss (gain) on derivative instruments	(1,899)	5,760

Operating income (loss)	167,743	(12,799)
Add: Depreciation and amortization	56,231	54,170

Operating EBITDA	€223,974	€41,371

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

In the year ended December 31, 2009, pulp revenues decreased by approximately 16% to €577.3 million from €689.3 million in 2008, primarily due to lower average pulp sales prices. In 2009, revenues from the sale of excess energy increased to €42.5 million from €31.0 million in 2008.

Pulp prices decreased in 2009, primarily as a result of significantly weaker demand. List prices for NBSK pulp in Europe averaged approximately $667 (€478) per ADMT in 2009, compared to approximately $839 (€571) per ADMT in 2008. At the end of 2009, list prices increased to approximately $800 (€558) per ADMT in Europe and $700 (€488) per ADMT in Asia, depending upon the country of delivery. Average pulp sales realizations decreased by approximately 18% to €393 per ADMT in 2009 from €478 per ADMT in 2008 because of lower pulp prices. The weakened market conditions, however, were partially offset by an overall slightly higher U.S. dollar during the year. At December 31, 2009, inventories for softwood kraft decreased to approximately 19 days’ supply, compared to 40 days at the end of 2008.

Pulp sales volume increased to 1,445,461 ADMTs in 2009 from 1,423,300 ADMTs in 2008.

Pulp production decreased to 1,397,441 ADMTs in 2009 from 1,424,987 ADMTs in 2008, primarily as a result of a heavier scheduled maintenance program. In 2009 and 2008, we took a total of 43 and 33 days scheduled maintenance downtime, respectively, at our mills.

Costs and expenses decreased to €632.6 million in the year ended December 31, 2009 from €707.0 million in 2008, primarily due to lower fiber costs.

On average, in 2009, per unit fiber costs decreased by approximately 16% compared to 2008. In Germany, fiber costs were significantly lower as demand from the European board industry decreased. Fiber costs at our Celgar mill decreased from the prior year primarily as a result of improved woodroom performance and decreased reliance on fiber sourced from third party field chippers.

Selling, general and administrative expenses decreased to €27.4 million in 2009 from €30.2 million in 2008.

In 2009, contribution to income from the sale of emission allowances decreased to €0.5 million, compared to €5.6 million in 2008. Operating depreciation and amortization decreased marginally to €53.9 million in 2009 from €55.5 million in 2008.

For the year ended December 31, 2009, operating income (loss) decreased to a loss of €12.8 million from an income of €13.3 million in 2008, primarily due to lower price realizations.

Interest expense in 2009 decreased to €64.8 million from €65.8 million in 2008 primarily due to lower levels of borrowing.

Transportation costs decreased to €57.3 million in 2009 from €66.8 in 2008, primarily due to lower shipments.

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

During 2009, income taxes decreased slightly to €0.1 million from €0.5 million in 2008. Deferred tax recoveries increased in 2009 to €6.0 million from a €2.0 million deferred tax provision recognized in 2008, primarily due to management’s belief that it is more likely than not that certain tax assets will be recognized based on forecasted taxable income.

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

In 2009, “Operating EBITDA” was €41.4 million, compared to €69.1 million in 2008. Operating EBITDA is defined as operating income (loss) plus depreciation and amortization and non-recurring capital asset impairment charges. Operating EBITDA has significant limitations as an analytical tool, and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. See the discussion of our results for the year ended December 31, 2010 compared to the year ended December 31, 2009 for additional information relating to such limitations and Operating EBITDA.

The following table provides a reconciliation of net income (loss) attributable to common shareholders to operating income (loss) and Operating EBITDA for the periods indicated:

	Years Ended December 31,
	2009	2008
	(in thousands)

Net income (loss) attributable to common shareholders	€(62,189)	€(72,465)
Net income (loss) attributable to noncontrolling interest	(9,936)	(13,075)
Income taxes (benefits)	(5,869)	2,477
Interest expense	64,770	65,756
Investment (income) loss	1,804	1,174
Foreign exchange (gain) loss on debt	(2,692)	4,234
Loss (gain) on extinguishment of debt	(4,447)	—
Loss (gain) on derivative instruments	5,760	25,228

Operating income (loss)	(12,799)	13,329
Add: Depreciation and amortization	54,170	55,762

Operating EBITDA	€41,371	€69,091

Sensitivities

Our earnings are sensitive to, among other things, fluctuations in:

NBSK Pulp Price.  NBSK pulp is a global commodity that is priced in U.S. dollars, whose markets are highly competitive and cyclical in nature. As a result, our earnings are sensitive to NBSK pulp price changes. Based upon our 2010 sales volume (and assuming all other factors remained constant), each $10.00 per tonne change in NBSK pulp prices yields a change in Operating EBITDA of approximately €10.8 million.

Foreign Exchange.  As NBSK pulp is principally quoted in U.S. dollars, the amount of revenues we generate fluctuates with changes in the value of the U.S. dollar to the Euro. Based upon our 2010 revenues, each €0.01 change in the value of the U.S. dollar yields a change in annual gross sales revenue of approximately €11.4 million.

Liquidity and Capital Resources

The following table is a summary of selected financial information for the periods indicated:

	Years Ended December 31,
	2010	2009
	(in thousands)

Financial Position
Cash and cash equivalents	€99,022	€51,291
Working capital	231,683	99,150
Property, plant and equipment	846,767	868,558
Total assets	1,216,075	1,083,831
Long-term liabilities	877,315	896,074
Total equity	213,563	85,973

Sources and Uses of Funds

Our principal sources of funds are cash flows from operations, cash on hand and the revolving working capital loan facilities for our Celgar and Rosenthal mills. Our principal uses of funds consist of operating expenditures, payments of principal and interest on the Stendal Loan Facility, capital expenditures and interest payments on our outstanding 2017 Senior Notes and 2012 Convertible Notes.

As at December 31, 2010, our cash and cash equivalents were €99.0 million, compared to €51.3 million at the end of 2009.

In February 2009, to increase its liquidity and financial flexibility, Stendal entered into the Amendment for its Stendal Loan Facility. The Amendment revised the repayment schedule of principal payments due by deferring approximately €164.0 million of principal payments until maturity on September 30, 2017. The Deferred Amount includes approximately €20.0 million, €26.0 million and €21.0 million of scheduled principal payments in 2009, 2010 and 2011, respectively. In accordance with the revised repayment schedule, we made principal payments totaling €13.9 million during 2010 and are required to make principal payments totaling €23.2 million during 2011. The Amendment also provided for a cash sweep of any excess cash of Stendal which will be used first to prepay the Deferred Amount and second to fund the DSRA. Not included in the cash sweep is €15.0 million which Stendal is permitted to retain for working capital purposes. For a description of the Stendal Loan Facility see “Item 1 — Business — Description of Certain Indebtedness”.

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

In 2010, capital expenditures related to the Celgar Energy Project totaled approximately €26.2 million, substantially all of which was financed through a C$48.0 million grant from the Canadian federal government under the GTP. See “Item 1 — Business — Generation and Sales of ‘Green’ Energy at our Mills”.

Debt

As at December 31, 2010, the amount outstanding under Stendal Loan Facility was €500.7 million. We also had approximately C$20.0 million outstanding under the Celgar Working Capital Facility and €3.8 million under our Rosenthal investment loan. As at December 31, 2010, we had no amount drawn on the Rosenthal Loan Facility.

Additionally, we have $300 million (€224.0 million) in principal amount of our 2017 Senior Notes outstanding which mature in December 2017 and for which we pay interest at the rate of 9.5% on June 1 and December 1 of each year. The indenture governing the 2017 Senior Notes does not contain any financial maintenance covenants and there are no scheduled principal payments until maturity. We also had approximately $20.5 million in aggregate principal amount of our 2013 Senior Notes remaining as at December 31, 2010 which were all redeemed on February 15, 2011.

Further, we had approximately $42.5 million (€31.7 million) in aggregate principal amount of 2012 Convertible Notes outstanding as of December 31, 2010. The indenture governing the 2012 Convertible Notes does not have any financial maintenance covenants.

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

Under the Rosenthal Loan Facility, our Rosenthal mill must not exceed a ratio of net debt to EBITDA of 3:1 in any 12-month period and there must be a ratio of EBITDA to interest expense equal to or in excess of 1.2:1.1 for each 12 month period. Additionally, current assets to current liabilities must equal or exceed 1.1:1.0.

The Celgar Working Capital Facility includes a covenant that, for so long as the excess amount under the facility is less than C$2.0 million, then until it becomes equal to or greater than such amount, the Celgar mill must maintain a fixed charge coverage ratio of not less than 1.1:1.0 for each 12-month period.

As at December 31, 2010, we were in full compliance with all of the covenants of our indebtedness.

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

Operating activities in 2010 provided cash of €91.3 million, compared to providing cash of €37.3 million in 2009, primarily due to a significant increase in net income, partially offset by an increase in working capital. An increase in receivables used cash of €40.0 million in 2010, compared to a decrease in receivables providing cash of €31.9 million in 2009. An increase in inventories used cash of €24.5 million in 2010, compared to a decrease in inventories providing cash of €32.2 million in 2009. A decrease in accounts payable and accrued expenses used cash of €3.1 million in 2010 and €3.0 million in 2009.

Cash Flows from Investing Activities.  Investing activities in 2010 used cash of €36.0 million, primarily due to capital spending of €38.3 million. Investing activities in 2009 used cash of €15.2 million, primarily due to €28.8 million of capital spending being only partially offset by a drawdown of €13.0 million from the Stendal Loan Facility’s DSRA.

In 2010, capital expenditures primarily related to the Celgar Energy Project used cash of €25.6 million. In the same period last year, capital expenditures related to the Celgar Energy Project used cash of €13.4 million.

Excluding costs for projects being financed through government grants under the GTP, we expect our consolidated capital expenditures in 2011 to total approximately €24.1 million, comprised of an array of small projects at our mills.

Cash Flows from Financing Activities.  In 2010, financing activities used cash of €6.1 million, primarily due to the receipt of €16.7 million in government grants for the Celgar Energy Project and the proceeds received from the sale of the 2017 Senior Notes, being more than offset by cash used to repurchase our 2013 Senior Notes and €13.9 million in cash used to pay down the Stendal Loan Facility. Financing activities used cash of €13.3 million in 2009 primarily due to principal repayments under the Stendal Loan Facility of €13.9 million, of which €13.0 million was funded from the DSRA under the facility, and the repayment of capital lease obligations of €3.2 million which were partially offset by government investment grants of €9.1 million primarily for the Celgar Energy Project.

Capital Resources

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

Off-Balance-Sheet Activities

At December 31, 2010 and 2009, we had no off-balance-sheet arrangements.

Contractual Obligations and Commitments

The following table sets out our contractual obligations and commitments as at December 31, 2010 in connection with our long-term liabilities.

	Payments Due By Period
Contractual Obligations(8)	2011	2012-2013	2014-2015	Beyond 2015	Total
		(in thousands)

Long-term debt(1)	€16,429	€48,899	€543	€255,396	€321,267
Debt, Stendal(2)	23,167	64,583	84,000	328,907	500,657
Interest on debt(3)	58,750	105,653	93,148	99,503	357,054
Capital lease obligations(4)	3,400	2,913	1,279	1,556	9,148
Operating lease obligations(5)	3,287	4,291	2,791	3,287	13,656
Purchase obligations(6)	1,055	751	—	—	1,806
Other long-term liabilities(7)	1,973	1,285	1,538	5,115	9,911

Total	€108,061	€228,375	€183,299	€693,764	€1,213,499

(1)	This reflects the future principal payments due under our long-term debt obligations, but excludes the Stendal Loan Facility. See “Item 1 — Business — Description of Certain Indebtedness”, footnote 2 below and Note 7 to our annual financial statements included herein for a description of such indebtedness.
(2)	This reflects principal only in connection with the Stendal Loan Facility. See “Item 1 — Business — Description of Certain Indebtedness” and Note 7 to our annual financial statements included herein for a description of such indebtedness. This does not include amounts associated with derivatives entered into in connection with the Stendal Loan Facility. See “Item 7A — Quantitative and Qualitative Disclosure about Market Risk” for information about our derivatives.
(3)	Amounts presented for interest payments include guarantee fees, and assume that all debt outstanding as of December 31, 2010 will remain outstanding until maturity, and interest rates on variable rate debt in effect as of December 31, 2010 will remain in effect until maturity.
(4)	Capital lease obligations relate to transportation vehicles and production equipment. These amounts reflect principal and interest.
(5)	Operating lease obligations relate to transportation vehicles and other production and office equipment.
(6)	Purchase obligations relate primarily to take-or-pay contracts, including for purchases of raw materials, made in the ordinary course of business.
(7)	Other long-term liabilities relate primarily to future payments that will be made for post-employment benefits other than pensions. Those amounts are estimated using actuarial assumptions, including expected future service, to project the future obligations. Additionally, the balance also includes pension funding which is calculated on an annual basis. Consequently, the 2011 amount includes €1.4 million related to pension funding.
(8)	We have identified approximately €0.2 million of potential tax liabilities that are more likely than not to be paid and approximately €4.2 million of asset retirement obligations. However, due to the uncertain timing related to these potential liabilities, we are unable to allocate the payments in the contractual obligations table.

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

In the year ended December 31, 2010, we reported a net €11.3 million foreign currency translation gain and, as a result, the cumulative foreign exchange translation gain reported within comprehensive income (loss) increased to €38.9 million at December 31, 2010. In the year ended December 31, 2009, we reported a cumulative foreign currency translation gain of €27.5 million.

Based upon the exchange rate at December 31, 2010, the U.S. dollar has increased by approximately 7.0% in value against the Euro since December 31, 2009. See “Item 7A — Quantitative and Qualitative Disclosures about Market Risk”.

Results of Operations of the Restricted Group Under Our Senior Note Indenture

The indenture governing our 2017 Senior Notes requires that we also provide a discussion in annual and quarterly reports we file with the SEC under Management’s Discussion and Analysis of Financial Condition and Results of Operations of the results of operations and financial condition of Mercer Inc. and our restricted subsidiaries under the indenture, referred to as the “Restricted Group”. The Restricted Group is comprised of Mercer Inc., our Rosenthal and Celgar mills and certain holding subsidiaries. The Restricted Group excludes our Stendal mill.

The following is a discussion of the results of operations and financial condition of the Restricted Group. For further information regarding the Restricted Group including, without limitation, a reconciliation to our consolidated results of operations, see Note 19 of the consolidated financial statements included in this annual report on Form 10-K.

Restricted Group Results — Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Pulp revenues for the Restricted Group for the year ended December 31, 2010 increased by approximately 54% to €490.0 million from €318.4 million in the comparative period of 2009, primarily due to significantly higher pulp prices and a stronger U.S. dollar relative to the Euro. Revenues from the sale of excess energy remained relatively consistent in both 2009 and 2010, primarily due to the commencement of power sales under the Celgar Energy Project, mostly offset by scheduled turbine maintenance at our Rosenthal mill in 2010. During 2010, the Rosenthal mill had nine days of downtime for scheduled maintenance and its turbine was down for an additional 51 days for maintenance. During such 51-day period, the Rosenthal mill produced pulp at capacity but purchased energy instead of selling surplus energy.

Pulp prices were significantly higher in 2010 than in 2009 due to continued strengthening in global pulp markets. Average list prices for NBSK pulp in Europe were approximately $938 (€707) per ADMT in 2010 compared to approximately $667 (€478) per ADMT in 2009. In China, average list prices were $821 (€618) per ADMT in 2010 and $576 (€414) per ADMT in 2009. In 2010, average pulp sales realizations for the Restricted Group increased by approximately 48% to €592 per ADMT from €400 per ADMT in the previous year.

Pulp sales volume of the Restricted Group increased to 826,340 ADMTs in 2010 from 795,092 ADMTs in 2009.

Pulp production for the Restricted Group increased to 826,301 ADMTs in 2010 from 777,099 ADMTs in 2009, primarily as a result of improved mill reliability. In 2010, our Celgar and Rosenthal mills had an aggregate of 21 days (approximately 25,000 ADMTs) of scheduled maintenance downtime, compared to 34 days (approximately 37,000 ADMTs) of maintenance downtime in 2009.

Costs and expenses for the Restricted Group in 2010 increased to €411.5 million from €354.5 million in 2009, primarily due to higher fiber costs in Germany and higher energy costs resulting from the turbine maintenance at the Rosenthal mill.

Overall per unit, fiber costs of the Restricted Group increased by approximately 15% in 2010 compared to 2009, primarily due to higher German fiber prices resulting from lower levels of harvesting in central Germany, combined with increased demand for wood from the energy sector for heating and other bio-energy purposes.

In 2010, operating depreciation and amortization for the Restricted Group increased to €30.0 million from €27.5 million in the same period last year.

Selling, general and administrative expenses increased to €20.2 million from €15.0 million in 2009, primarily as a result of increased selling costs and a stronger Canadian dollar relative to the Euro.

In 2010, the Restricted Group reported operating income of €93.7 million compared to an operating loss of €20.9 million in 2009, primarily due to significantly higher pulp realizations.

Transportation costs for the Restricted Group increased to €50.5 million in 2010 from €39.9 million in 2009, primarily due to higher container rates.

Interest expense for the Restricted Group increased to €31.5 million in 2010 from €27.4 million in 2009, primarily due to the accretion expense related to the exchange of our 2010 Convertible Notes.

Most of the long-term debt of the Restricted Group is denominated and repayable in foreign currencies, principally U.S. dollars. In 2010, the Restricted Group recorded a non-cash loss on foreign currency denominated debt of €6.1 million as a result of the strengthening of the U.S. dollar compared to the Euro during the first half of 2010, compared to a gain of €2.7 million in 2009.

During 2010, the Restricted Group recorded a loss of approximately €7.5 million on the extinguishment of the 2013 Senior Notes. In 2009, the Restricted Group recorded a gain of approximately €4.4 million on the extinguishment of the 2010 Convertible Notes.

During 2010, the Restricted Group recorded €8.7 million of net income tax recoveries, compared to income tax recoveries of €0.2 million in 2009. The tax recoveries reflect our expectation that certain of our tax assets will be utilized to reduce taxable income in the future.

For the reasons discussed above, the Restricted Group reported net income for 2010 of €62.3 million compared to a net loss of €35.9 million in 2009 and Operating EBITDA of €124.0 million compared to Operating EBITDA of €6.8 million in the comparative period of 2009. Operating EBITDA is defined as operating income (loss) plus depreciation and amortization and non-recurring capital asset impairment charges. Operating EBITDA has significant limitations as an analytical tool, and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. See the discussion of our results for the year ended December 31, 2010 compared to the year ended December 31, 2009 for additional information relating to such limitations and Operating EBITDA.

The following table provides a reconciliation of net income (loss) attributable to common shareholders to operating income (loss) and Operating EBITDA for the Restricted Group for the periods indicated:

	Years Ended December 31,
	2010	2009
	(in thousands)

Restricted Group(1)
Net income (loss)	€62,327	€(35,927)
Income taxes (benefits)	(8,651)	(183)
Interest expense	31,498	27,351
Investment (income) loss	(5,103)	(5,002)
Foreign exchange (gain) loss on debt	6,126	(2,692)
Loss (gain) on extinguishment of debt	7,494	(4,447)

Operating income (loss)	93,691	(20,900)
Add: Depreciation and amortization	30,270	27,704

Operating EBITDA	€123,961	€6,804

(1)	See Note 19 of the financial statements included in this annual report on Form 10-K for a reconciliation to our consolidated results.

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

Pulp sales volume of the Restricted Group decreased to 795,092 ADMTs in 2009 from 833,177 ADMTs in 2008. Average pulp sales realizations for the Restricted Group decreased by approximately 17% to €400 per ADMT in the year ended December 31, 2009 from €480 per ADMT in 2008.

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

Cost and expenses for the Restricted Group in 2009 decreased to €354.5 million from €415.5 million in the comparative period of 2008, primarily due to lower sales volume and lower fiber costs.

Overall, fiber costs of the Restricted Group decreased by approximately 21% in 2009 versus the same period of 2008.

Operating depreciation and amortization for the Restricted Group decreased slightly to €27.5 million in 2009 from €28.6 million in 2008.

Selling, general and administrative expenses and other decreased to €15.0 million from €17.0 million in 2008.

In 2009, operating loss for the Restricted Group increased to €20.9 million from €2.4 million last year.

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

The Restricted Group generated “Operating EBITDA” of €6.8 million and €26.5 million in the years ended December 31, 2009 and 2008, respectively. Operating EBITDA is defined as operating income (loss) plus depreciation and amortization and non-recurring capital asset impairment charges. Operating EBITDA has significant limitations as an analytical tool, and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. See the discussion of our results for the year ended December 31, 2010 compared to the year ended December 31, 2009 for additional information relating to such limitations and Operating EBITDA.

The following table provides a reconciliation of net income (loss) to operating income (loss) and Operating EBITDA for the Restricted Group for the periods indicated:

	Years Ended
	December 31,
	2009	2008
	(in thousands)

Restricted Group(1)
Net income (loss)	€(35,927)	€(30,432)
Income taxes (benefits)	(183)	3,728
Interest expense	27,351	27,027
Investment (income) loss	(5,002)	(6,834)
Foreign exchange (gain) loss on debt	(2,692)	4,114
Loss (gain) on extinguishment of debt	(4,447)	—

Operating income (loss)	(20,900)	(2,397)
Add: Depreciation and amortization	27,704	28,867

Operating EBITDA	€6,804	€26,470

(1)	See Note 19 of the financial statements included in this annual report on Form 10-K for a reconciliation to our consolidated results.

Cash Flow Analysis for the Restricted Group

Cash Flows from Operating Activities.  Cash provided by operating activities for the Restricted Group increased to €54.6 million in 2010 from €13.3 million in 2009, primarily due to improved operating results, partially offset by working capital movements. An increase in receivables used cash of €25.9 million in 2010, compared to a decrease in receivables providing cash of €26.1 million in 2009. An increase in inventories used cash of €2.9 million in 2010, compared to a decrease in inventories providing cash of €13.2 million in 2009. A decrease in accounts payable and accrued expenses used cash of €10.3 million in 2010, compared to an increase in accounts payable and accrued expenses providing cash of €5.8 million in 2009.

Cash Flows from Investing Activities.  Investing activities used cash of €33.3 million and €26.5 million in 2010 and 2009, respectively. In 2010, capital expenditures used cash of €34.7 million primarily for the Celgar Energy Project. Capital expenditures in 2009 used cash of €26.8 million.

Cash Flows from Financing Activities.  Financing activities provided cash of €10.1 million in 2010, primarily as a result of the receipt of approximately €16.7 million in government grants for the Celgar Energy Project and proceeds from the sale of the 2017 Senior Notes being partially offset by cash used to purchase our 2013 Senior Notes. Financing activities provided cash of €7.6 million in 2009. Repayment of indebtedness and leases used cash of €221.3 million and €10.7 million in 2010 and 2009, respectively.

Liquidity and Capital Resources of the Restricted Group

The following table is a summary of selected financial information for the Restricted Group for the periods indicated:

	Years Ended December 31,
	2010	2009
	(in thousands)

Restricted Group Financial Position(1)
Cash and cash equivalents	€50,654	€20,635
Working capital	150,667	57,015
Property, plant and equipment	362,274	362,311
Total assets	662,944	555,977
Long-term liabilities	312,631	301,173
Total equity	289,141	200,247

(1)	See Note 19 of the financial statements included in this annual report on Form 10-K for a reconciliation to our consolidated results.

At December 31, 2010, the Restricted Group had cash and cash equivalents of €50.7 million, compared to €20.6 million at the end of 2009. At December 31, 2010, the Restricted Group had working capital of €150.7 million.

As at December 31, 2010, we had not drawn any amount under the Rosenthal Loan Facility and had drawn C$20.0 million under the C$40.0 million Celgar Working Capital Facility.

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

In June 2010, Moody’s upgraded our Corporate Family Rating to B3 from Caa1. Subsequently, on November 5, 2010, Moody’s further upgraded the rating to B2 from B3 with a stable rating outlook. Moody’s cited the upgrade reflects earnings improvement, modest debt reduction and lingering strength in market pulp prices are expected to benefit our liquidity profile and capital structure. Furthermore, material improvements made to Celgar’s cost structure and the completion of the Celgar Energy Project are expected to strengthen future earnings potential and soften the impact of market downturns.

Additionally, Moody’s assigned a B3 rating to our 2017 Senior Notes, while S&P assigned a B rating with a recovery rating of 4.

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

In 2010, we reported a net unrealized non-cash holding gain of €1.9 million before noncontrolling interests in respect of the Stendal Interest Rate Swap Contracts.

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

As a result of improving market conditions, we concluded that there were no impairment indicators. Accordingly, we did not undertake a long-lived asset impairment review in 2010.

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

If we believe that it is more likely than not that some of these deferred tax assets will not be realized, based on currently available information, an income tax valuation allowance is recorded against these deferred tax assets. Additionally, based on guidance noted in FASB Accounting Standards Codification Topic 740, Income Taxes, tax assets are not permitted to be recognized where the entity does not have a strong history of profitability. As at December 31, 2010, we had €22.6 million in deferred tax assets and €7.8 million in deferred tax liabilities, resulting in a net deferred tax asset of €14.8 million. Our tax assets are net of a €88.9 million valuation allowance. For the year ended December 31, 2010, our review concluded that it was appropriate to decrease the valuation allowance against loss carryforwards by approximately €10.6 million, after considering expected future earnings and reversals of temporary differences.

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

As at December 31, 2010, we did not record an inventory provision against any of our finished goods and raw materials inventories.

New Accounting Standards

See Note 1 to our consolidated financial statements included in Item 15 of this annual report on Form 10-K.

Cautionary Statement Regarding Forward-Looking Information

The statements in this annual report on Form 10-K that are not reported financial results or other historical information are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. These statements appear in a number of different places in this report and can be identified by words such as “estimates”, “projects”, “expects”, “intends”, “believes”, “plans”, or their negatives or other comparable words. Also look for discussions of strategy that involve risks and uncertainties. Forward-looking statements include statements regarding the outlook for our future operations, forecasts of future costs and expenditures, the evaluation of market conditions, the outcome of legal proceedings, the adequacy of reserves, or other business plans. You are cautioned that any such forward-looking statements are not guarantees and may involve risks and uncertainties. Our actual results may differ materially from those in the forward-looking statements due to risks facing us or due to actual facts differing from the assumptions underlying our estimates. Some of these risks and assumptions include those set forth in reports and other documents we have filed with or furnished to the SEC, including in our annual report on Form 10-K for the fiscal year ended December 31, 2010. We advise you that these cautionary remarks expressly qualify in their entirety all forward-looking statements attributable to us or persons acting on our behalf. Unless required by law, we do not assume any obligation to update forward-looking statements based on unanticipated events or changed expectations. However, you should carefully review the reports and other documents we file from time to time with the SEC. Factors that could cause actual results to differ materially include, but are not limited to those set forth under “Item 1A — Risk Factors” in this annual report on Form 10-K.

Inflation

We do not believe that inflation has had a material impact on revenues or income during 2010.

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

We occasionally use foreign exchange derivatives to convert some of our costs (including currency swaps relating to our long-term indebtedness) from Euros to U.S. dollars as our principal product is priced in U.S. dollars. We have also converted some of our costs to U.S. dollars by issuing long-term U.S. dollar denominated debt in the form of our 2012 Convertible Notes and our 2017 Senior Notes. We use interest rate derivatives to fix the rate of interest on indebtedness, including under the Stendal Loan Facility.

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

The Rosenthal Loan Facility also allows us to enter into derivative instruments to manage risks relating to its operations but, as at December 31, 2010, we had not entered into any such derivative instruments.

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

The following table and the notes thereto sets forth the maturity date, the notional amount, the recognized gain or loss and the strike and swap rates for derivatives that were in effect during 2009 and 2010:

			Recognized		Recognized
			Gain (Loss)		Gain (Loss)
			Year Ended		Year Ended
		Notional	December 31,	Notional	December 31,
Derivative Instrument	Maturity Date	Amount	2010	Amount	2009
		(in millions of	(in thousands)	(in millions of	(in thousands)
		Euros)		Euros)

Interest Rate Derivatives
Stendal interest rate swaps(1)	October 2017	€447.8	€1,899	€487.0	€(5,760)

(1)	In connection with the Stendal Loan Facility, in the third quarter of 2002 Stendal entered into the Stendal Interest Rate Swap Contracts, which are variable-to-fixed interest rate swaps, for the term of the Stendal Loan Facility, with respect to an aggregate maximum amount of approximately €612.6 million of the principal amount of the long-term indebtedness under the Stendal Loan Facility. The swaps took effect on October 1, 2002 and are comprised of three contracts. The first contract commenced in October 2002 for a notional amount of €4.1 million, gradually increasing to €464.9 million, with an interest rate of 3.795%, and matured in May 2004. The second contract commenced in May 2004 for a notional amount of €464.9 million, gradually increasing to €612.6 million, with an interest rate of 5.28%, and matured in April 2005. The third contract commenced in April 2005 for a notional amount of €612.6 million, with an interest rate of 5.28%, and the notional amount gradually decreases and the contract terminates upon the maturity of the Stendal Loan Facility in October 2017.

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

The following tables provide information about our exposure to interest rate fluctuations for the carrying amount of financial instruments sensitive to such fluctuations as at December 31, 2010 and expected cash flows from these instruments:

	As at December 31, 2010
	Carrying	Fair	Expected maturity date
	Value	Value	2011	2012	2013	2014	2015	Thereafter
	(in thousands)

Liabilities
Long-term debt:
Fixed rate ($)(1)	€15,341	€15,571	€15,341	€—	€—	€—	€—	€—
Average interest rate	9.25%	9.25%	9.25%
Fixed rate ($)(2)	€224,031	€230,192	€—	€—	€—	€—	€—	€224,031
Average interest rate	9.50%	9.50%						9.50%
Fixed rate ($)(3)	€31,707	€74,790	€—	€31,707	€—	€—	€—	€—
Average interest rate	8.5%	8.5%		8.5%
Variable rate (€)(4)	€500,657	€500,657	€23,167	€24,583	€40,000	€40,000	€44,000	€328,907
Average interest rate	6.3%	6.3%	6.3%	6.3%	6.3%	6.3%	6.3%	6.3%
Variable rate (€)(5)	€3,807	€3,807	€1,088	€1,088	€1,088	€543	€—	€—
Average interest rate	3.90%	3.90%	3.90%	3.90%	3.90%	3.90%
Variable rate (C$)(6)	€15,016	€15,016	€—	€—	€15,016	€—	€—	€—
Average interest rate	5.70%	5.70%			5.70%

	Nominal	Fair	Expected maturity date
	Amount	Value	2011	2012	2013	2014	2015	Thereafter
	(in thousands)

Interest Rate Derivatives
Interest rate swaps:
Variable to fixed (€)(7)	€447,763	€(50,973)	€43,315	€46,873	€50,794	€54,959	€59,388	€192,434
Average pay rate	5.3%	5.3%	5.3%	5.3%	5.3%	5.3%	5.3%	5.3%
Average receive rate	5.3%	5.3%	5.3%	5.3%	5.3%	5.3%	5.3%	5.3%

(1)	Senior Notes due February 2013, bearing interest at 9.25%, principal amount $20.5 million.
(2)	Senior Notes due 2017, bearing interest at 9.50%, principal amount $300.0 million.
(3)	2012 Convertible Notes due January 2012 bearing interest at 8.5%, principal amount $44.4 million.
(4)	Stendal Loan Facility bears interest at varying rates of between Euribor plus 0.90% to Euribor plus 1.85%.
(5)	Rosenthal investment loan bears interest at Euribor plus 2.75%. As at December 31, 2010, €3.8 million was drawn from this loan and was accruing interest at a rate of 3.90%.
(6)	Celgar Working Capital Facility bears interest at bankers acceptance plus 3.75% or Canadian prime plus 2.0% on Canadian dollar denominated amounts and bears interest at LIBOR plus 3.75% or U.S. base plus 2.0% on U.S. dollar denominated amounts. As at December 31, 2010, the principal amount owing was C$20.0 million.
(7)	Interest rate swaps put in place on the Stendal Loan Facility, effectively converting it from a variable interest rate to a fixed interest rate loan.

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

The following table provides information about our exposure to foreign currency exchange rate fluctuations for the carrying amount of financial instruments sensitive to such fluctuations as at December 31, 2010 and expected cash flows from these instruments:

	As at December 31, 2010
	Carrying	Fair	Expected maturity date
	Value	Value	2011	2012	2013	2014	2015	Thereafter
	(in thousands)

On-Balance Sheet Financial Instruments
Euro functional currency
Liabilities:
Fixed rate ($)(1)	€15,341	€15,571	€15,341	€—	€—	€—	€—	€—
Average interest rate	9.25%	9.25%	9.25%
Fixed rate ($)(2)	€224,031	€230,192	€—	€—	€—	€—	€—	€224,031
Average interest rate	9.5%	9.5%						9.5%
Fixed rate ($)(3)	€31,707	€74,790	€—	€31,707	€—	€—	€—	€—
Average interest rate	8.5%	8.5%		8.5%
Variable rate (C$)(4)	€15,016	€15,016	€—	€—	€15,016	€—	€—	€—
Average interest rate	5.70%	5.70%			5.70%

(1)	Senior Notes due February 2013, bearing interest at 9.25%, principal amount $20.5 million.
(2)	Senior Notes due 2017, bearing interest at 9.50%, principal amount $300.0 million.
(3)	2012 Convertible Notes due January 2012, principal amount $44.4 million.
(4)	Celgar Working Capital Facility bears interest at bankers acceptance plus 3.75% or Canadian prime plus 2.0% on Canadian dollar denominated amounts and bears interest at LIBOR plus 3.75% or U.S. base plus 2.0% on U.S. dollar denominated amounts. As at December 31, 2010, the principal amount owing was C$20.0 million.

Energy Price Risk

We are subject to some electricity price risk, primarily for the electricity that our operations purchase.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and supplementary data required with respect to this Item 8, and as listed in Item 15 of this annual report on Form 10-K, are included in this annual report on Form 10-K commencing on page 72.

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

Management assessed the effectiveness of Mercer Inc.’s internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework, as issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment and those criteria, management believes that Mercer Inc. maintained effective internal control over financial reporting as of December 31, 2010.

Mercer Inc.’s independent registered chartered accountants have issued an audit report on Mercer Inc.’s internal control over financial reporting, which appears below.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We are governed by a board of directors, referred to as the “Board”, each member of which is elected annually. The following sets forth information relating to our directors and executive officers.

Jimmy S.H. Lee, age 53, has been a director since May 1985 and President and Chief Executive Officer since 1992. Previously, during the period that MFC Bancorp Ltd. was our affiliate, he served as a director from 1986 and President from 1988 to December 1996 when it was spun out. During Mr. Lee’s tenure with Mercer, we acquired the Rosenthal mill and converted it to the production of kraft pulp, constructed and commenced operations at the Stendal mill and acquired the Celgar mill.

Kenneth A. Shields, age 62, has been a director since August 2003. Mr. Shields is the Chairman and Chief Executive Officer of Conifex Timber Inc., a public Canadian company operating in the forestry and sawmilling sector. Mr. Shields was formerly a member of the board of directors of Raymond James Financial, Inc., and retired as Chief Executive Officer of its Canadian subsidiary, Raymond James Ltd., in February 2006. Mr. Shields has served as past Chairman of the Investment Dealers Association of Canada and Pacifica Papers Inc., and is a former director of each of Slocan Forest Products Ltd., TimberWest Forest Corp. and the Investment Dealers Association of Canada.

William D. McCartney, age 55, has been a director since January 2003. Mr. McCartney has been President and Chief Executive Officer of Pemcorp Management Inc., a management services company, since 1990. Mr. McCartney is also a member of the Institute of Chartered Accountants in Canada.

Guy W. Adams, age 59, has been a director since August 2003. Mr. Adams is the managing member of GWA Advisors, LLC, GWA Investments, LLC and GWA Capital Partners, LLC, where he has served since 2002. GWA Investments is an investment fund investing in publicly traded securities managed by GWA Capital Partners, LLC, a registered investment advisor. Prior to 2002, Mr. Adams was the President of GWA Capital, which he founded in 1996 to invest his own capital in public and private equity transactions, and a business consultant to entities seeking refinancing or recapitalization.

Eric Lauritzen, age 72, has been a director since June 2004. Mr. Lauritzen was President and Chief Executive Officer of Harmac Pacific, Inc., a North American producer of softwood kraft pulp previously listed on the Toronto Stock Exchange and acquired by Pope & Talbot Inc. in 1998, from May 1994 to July 1998, when he retired. Mr. Lauritzen was Vice President, Pulp and Paper Marketing of MacMillan Bloedel Limited, a North American pulp and paper company previously listed on the Toronto Stock Exchange and acquired by Weyerhaeuser Company Limited in 1999, from July 1981 to April 1994.

Graeme A. Witts, age 72, has been a director since January 2003. Mr. Witts organized Sanne Trust Company Limited, a trust company located in the Channel Islands, in 1988 and was managing director from 1988 to 2000, when he retired. He is now managing director of Azure Property Group, SA, a European hotel group. Mr. Witts is also a fellow of the Institute of Chartered Accountants of England and Wales and has previous executive experience with the Procter & Gamble Company and Clarks Shoes, as well as government auditing.

George Malpass, age 71, has been a director since November 2006. Mr. Malpass is currently a director of Conifex Timber Inc. He was formerly the Chief Executive Officer and a director of Primex Forest Products Ltd. and is also a former director of both International Forest Products Ltd. and Riverside Forest Products Ltd.

David M. Gandossi, age 53, has been Secretary, Executive Vice-President and Chief Financial Officer since August 15, 2003. Mr. Gandossi was formerly the Chief Financial Officer and Executive Vice-President of Formation Forest Products (a closely held corporation) from June 2002 to August 2003. Mr. Gandossi previously served as Chief Financial Officer, Vice-President, Finance and Secretary of Pacifica Papers Inc., a North American specialty pulp and paper manufacturing company previously listed on the Toronto Stock Exchange, from December 1999 to August 2001 and Controller and Treasurer from June 1998 to December 1999. From June 1998 to August 31, 1998, he also served as Secretary to Pacifica Papers Inc. From March 1998 to June 1998, Mr. Gandossi served as Controller, Treasurer and Secretary of MB Paper Ltd. From April 1994 to March 1998, Mr. Gandossi held the position of Controller and Treasurer with Harmac Pacific Inc., a Canadian pulp manufacturing company previously listed on the Toronto Stock Exchange. Mr. Gandossi participated in the Pulp and Paper Advisory Committee of the British Columbia Competition Council and was a member of the British Columbia Working Roundtable on Forestry. From February 2007 to present, he has chaired the B.C. Pulp and Paper Task Force, a government industry and labor effort that is mandated to identify measures to improve the competitiveness of the British Columbia pulp and paper industry. Mr. Gandossi is a member of the Institute of Chartered Accountants in Canada.

Claes-Inge Isacson, age 65, has been our Chief Operating Officer since November 2006 and is based in our Berlin office. Mr. Isacson brings over 24 years of senior level pulp and paper management to our senior management team, with a focus on kraft pulp. Mr. Isacson held the positions of President Norske Skog Europe, and then Senior Vice President Production for Norske Skogindustrier ASA between 1989 and 2004. His most recent position was President, AF Process, a consulting and engineering company working worldwide. He holds a Masters of Science, Mechanical Engineering.

Richard Short, age 43, has been our Controller since December 2010, prior to which he was our Director, Corporate Finance, since joining Mercer in 2007. Prior to joining Mercer, Mr. Short was Controller, Financial Reporting from 2006 to 2007 and Director, Corporate Finance from 2004 to 2006 with Catalyst Paper Corp. Mr. Short is a member of the Institute of Chartered Accountants in Canada.

Leonhard Nossol, age 53, has been our Group Controller for Europe since August 2005. He has also been a managing director of Rosenthal since 1997 and the sole managing director of Rosenthal since September 2005. Mr. Nossol had a significant involvement in the conversion of the Rosenthal mill to the production of kraft pulp in 1999 and increases in the mill’s annual production capacity to 330,000 ADMTs, as well as the reduction in production costs at the mill.

David M. Cooper, age 57, has been Vice President of Sales and Marketing for Europe since June 2005. Mr. Cooper previously held a variety of senior positions around the world in Sappi Ltd., a large global forest products group, from 1982 to 2005, including the sales and marketing of various pulp and paper grades and the management of a manufacturing facility. He has more than 25 years of diversified experience in the international pulp and paper industry.

Eric X. Heine, age 47, has been Vice President of Sales and Marketing for North America and Asia since June 2005. Mr. Heine was previously Vice President Pulp and International Paper Sales and Marketing for Domtar Inc., a global pulp and paper corporation, from 1999 to 2005. He has over 18 years of experience in the pulp and paper industry, including developing strategic sales channels and market partners to build corporate brands.

Wolfram Ridder, age 49, was appointed Vice President of Business Development in August 2005, prior to which he was a managing director of Stendal. Mr. Ridder was the principal assistant to our Chief Executive Officer from November 1995 until September 2002.

Genevieve Stannus, age 40, has been our Treasurer since July 2005, prior to which she was a Senior Financial Analyst with Mercer from August 2003. Prior to joining Mercer, Ms. Stannus held Senior Treasury Analyst positions with Catalyst Paper Corporation and Pacifica Papers Inc. She has over ten years experience in the forest products industry. Ms. Stannus is a member of the Certified General Accountants’ Association of Canada.

Niklaus Gruenenfelder, age 53, became the Managing Director of Stendal in January 2009. Previously, from 1989 until 2006, Mr. Gruenenfelder held a variety of positions in Switzerland, China, Germany and Pakistan with Swiss chemicals manufacturer Ciba Specialty Chemicals Holding Inc. (formerly Ciba-Geigy AG). In 2006, Huntsman Corporation, a global chemical and chemical products company, acquired the textile effects business from Ciba and Mr. Gruenenfelder was the Managing Director and Head of Technical Operations at Huntsman’s Langweid am Leich plant in Germany from 2006 until he joined Mercer. Mr. Gruenenfelder holds a Ph.D. in Technical Science and an MBA.

Brian Merwin, age 37, has been our Vice President of Strategic Initiatives since February 2009, prior to which he was our Director of Strategic and Business Initiatives since August 2007 and Business Analyst since May 2005. Brian has an MBA from the Richard Ivey School of Business at the University of Western Ontario.

We also have experienced mill managers at all of our mills who have operated through multiple business cycles in the pulp industry.

The Board met five times during 2010 and each current member of the Board attended 75% or more of the total number of such meetings and meetings of the committees of the Board on which they serve during their term. In addition, our independent directors regularly meet in separate executive sessions without any member of our management present. The Lead Director presides over these meetings. Although we do not have a formal policy with respect to attendance of directors at our annual meetings, all directors are encouraged and expected to attend such meetings if possible. All of our directors attended our 2010 annual meeting.

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

Audit Committee

The Audit Committee functions pursuant to a charter adopted by the directors. A copy of the current charter is incorporated by reference in the exhibits to this Form 10-K and is available on our website at www.mercerint.com under the “Governance” link. The function of the Audit Committee generally is to meet with and review the results of the audit of our financial statements performed by the independent public accountants and to recommend the selection of independent public accountants. The members of the Audit Committee are Mr. McCartney, Mr. Witts and Mr. Lauritzen, each of whom is independent under applicable laws and regulations and the listing requirements of the NASDAQ Global Market. Both Mr. McCartney and Mr. Witts are Chartered Accountants and Mr. McCartney is a “financial expert” within the meaning of such term under the Sarbanes-Oxley Act of 2002. The Audit Committee met four times during 2010.

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

Compensation and Human Resource Committee

The Board has established a Compensation and Human Resource Committee. The Compensation and Human Resource Committee is responsible for reviewing and approving the strategy and design of our compensation, equity-based and benefits programs. The Compensation and Human Resource Committee functions pursuant to a charter adopted by the directors, a copy of which is available on our website at www.mercerint.com in the Corporate Governance Guidelines under the “Governance” link. The Compensation and Human Resource Committee is also responsible for approving all compensation actions relating to executive officers. The members of the Compensation and Human Resource Committee are Mr. Malpass, Mr. Lauritzen and Mr. Adams, each of whom is independent under applicable laws and regulations and the listing requirements of the NASDAQ Global Market. The Compensation and Human Resource Committee met six times during 2010.

Governance and Nominating Committee

The Board has established a Governance and Nominating Committee comprised of Mr. Shields, Mr. McCartney and Mr. Witts, each of whom is independent under applicable laws and regulations and the listing requirements of the NASDAQ Global Market. The Governance and Nominating Committee functions pursuant to a charter adopted by the directors, a copy of which is incorporated by reference in the exhibits to this Form 10-K and is available on our website at www.mercerint.com in the Corporate Governance Guidelines under the “Governance” link. The purpose of the committee is to: (i) manage the corporate governance system of the Board; (ii) assist the Board in fulfilling its duties to meet applicable legal and regulatory and self-regulatory business principles and codes of best practice; (iii) assist in the creation of a corporate culture and environment of integrity and accountability; (iv) in conjunction with the Lead Director, monitor the quality of the relationship between the Board and management; (v) review management succession plans; (vi) recommend to the Board nominees for appointment to the Board; (vii) lead the Board’s annual review of the Chief Executive Officer’s performance; and (viii) set the Board’s forward meeting agenda. The Governance and Nominating Committee met four times in 2010.

Environmental, Health and Safety Committee

The Board established an Environmental, Health and Safety Committee in 2006, currently comprised of Mr. Lauritzen, Mr. Malpass and Mr. Lee, to review on behalf of the Board the policies and processes implemented by management, and the resulting impact and assessments of all our environmental, health and safety related activities. The Environmental, Health and Safety Committee functions pursuant to a charter adopted by the directors, a copy of which is available on our website at www.mercerint.com in the Corporate Governance Guidelines under the “Governance” link. More specifically, the Environmental, Health and Safety Committee is to: (i) review and approve, and if necessary revise, our environmental, health and safety policies and environmental compliance programs; (ii) monitor our environmental, health and safety management systems including internal and external audit results and reporting; and (iii) provide direction to management on the frequency and focus of external independent environmental, health and safety audits. The Environmental, Health and Safety Committee met four times in 2010.

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

Section 16(a) Beneficial Ownership Reporting Compliance

The information required under “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated by reference from the proxy statement relating to our annual meeting to be held in 2011, which will be filed with the SEC within 120 days of our most recently completed fiscal year.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated by reference from the proxy statement relating to our annual meeting to be held in 2011, which will be filed with the SEC within 120 days of our most recently completed fiscal year.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is incorporated by reference from the proxy statement relating to our annual meeting to be held in 2011, which will be filed with the SEC within 120 days of our most recently completed fiscal year.

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

The information called for by Items 404(a) and 407(a) of Regulation S-K required to be included under this Item 13 is incorporated by reference from the proxy statement relating to our annual meeting to be held in 2011, which will be filed with the SEC within 120 days of our most recently completed fiscal year.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 is incorporated by reference from the proxy statement relating to our annual meeting to be held in 2011, which will be filed with the SEC within 120 days of our most recently completed fiscal year.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) (1)  Financial Statements

(b)	List of Exhibits

2.1		Agreement and Plan of Merger among Mercer International Inc., Mercer International Regco Inc. and Mercer Delaware Inc. dated December 14, 2005. Incorporated by reference to the Proxy Statement/Prospectus filed on December 15, 2005.
3.1		Articles of Incorporation of the Company, as amended. Incorporated by reference from Form 8-A dated March 1, 2006.
3.2		Bylaws of the Company. Incorporated by reference from Form 8-A dated March 1, 2006.
4.1		Indenture dated as of December 10, 2004 between Mercer International Inc. and Wells Fargo Bank, National Association. Incorporated by reference from Form S-3 filed December 10, 2004.
4.2		First Supplemental Indenture dated February 14, 2005 to Indenture dated December 10, 2004 between Mercer International Inc. and Wells Fargo Bank, National Association. Incorporated by reference from Form 8-K dated February 17, 2005.
4.3		Indenture dated as of December 10, 2009 between Mercer International Inc. and Wells Fargo Bank, National Association. Incorporated by reference from Form 8-K dated December 11, 2009.
4.4		Second Supplemental Indenture dated as of November 16, 2010 to the Indenture dated December 10, 2004 between Mercer International Inc. and Wells Fargo Bank, National Association. Incorporated by reference from Form 8-K dated November 19, 2010.
4.5		Indenture dated as of November 17, 2010 between Mercer International Inc. and Wells Fargo Bank, National Association. Incorporated by reference from Form 8-K dated November 19, 2010.
4.6		Registration Rights Agreement among Mercer International Inc. and RBC Capital Markets, LLC and Credit Suisse Securities (USA) LLC dated November 17, 2010. Incorporated by reference from Form 8-K dated November 19, 2010.
10	.1*	Project Financing Facility Agreement dated August 26, 2002 between Zellstoff Stendal GmbH and Bayerische Hypo-und Vereinsbank AG, as amended by Amendment, Restatement and Undertaking Agreement dated January 31, 2009.
10.2		Shareholders’ Undertaking Agreement dated August 26, 2002 among Mercer International Inc., Stendal Pulp Holdings GmbH, RWE Industrie-Lösungen GmbH, AIG Altmark Industrie AG and FAHR Beteiligungen AG and Zellstoff Stendal GmbH and Bayerische Hypo-und Vereinsbank AG. Incorporated by reference from Form 8-K dated September 10, 2002.
10	.3*	Shareholders’ Agreement dated August 26, 2002 among Zellstoff Stendal GmbH, Stendal Pulp Holdings GmbH, RWE Industrie-Lösungen GmbH and FAHR Beteiligungen AG.
10	.4*	Contract for the Engineering, Design, Procurement, Construction, Erection and Start-Up of a Kraft Pulp Mill between Zellstoff Stendal GmbH and RWE Industrie-Lösungen GmbH dated August 26, 2002. Certain non-public information has been omitted from the appendices to Exhibit 10.4 pursuant to a request for confidential treatment filed with the SEC. Such non-public information was filed with the SEC on a confidential basis. The SEC approved the request for confidential treatment in January 2004.
10	.5*	Form of Trustee’s Indemnity Agreement between Mercer International Inc. and its Trustees.

10.6		Employment Agreement dated for reference August 7, 2003 between Mercer International Inc. and David Gandossi. Incorporated by reference from Form 8-K dated August 11, 2003.
10.7		Employment Agreement effective as of April 28, 2004 between Mercer International Inc. and Jimmy S.H. Lee. Incorporated by reference from Form 8-K dated April 28, 2004.
10.8		2004 Stock Incentive Plan. Incorporated by reference from Form S-8 dated June 15, 2004.
10.9		2010 Stock Incentive Plan. Incorporated by reference from Form S-8 dated June 11, 2010.
10.10		Employment Agreement dated October 2, 2006 between Stendal Pulp Holding GmbH and Wolfram Ridder. Incorporated by reference from Form 8-K dated October 2, 2006.
10	.11*	Employment Agreement effective September 25, 2006 between Mercer International Inc. and Claes-Inge Isacson dated December 5, 2008.
10.12		Employment Agreement effective September 1, 2005 between Mercer International Inc. and Leonhard Nossol dated August 18, 2005. Incorporated by reference from Form 10-Q dated May 6, 2008.
10	.13*	Electricity Purchase Agreement effective January 27, 2009 between Zellstoff Celgar Limited Partnership and British Columbia Hydro and Power Authority. Certain non-public information has been omitted from the appendices to Exhibit 10.13 pursuant to a request for confidential treatment filed with the SEC. Such non-public information was filed with the SEC on a confidential basis. The SEC approved the request for confidential treatment in March 2009.
10	.14*	Revolving Credit Facility Agreement dated August 19, 2009 among D&Z Holding GmbH, Zellstoff-und Papierfabrik Rosenthal GmbH, D&Z Beteiligungs GmbH and ZPR Logistik GmbH and Bayerische Hypo-und Vereinsbank AG. Incorporated by reference from Form 8-K dated August 24, 2009.
10.15		Loan Agreement dated August 19, 2009 among Zellstoff-und Papierfabrik Rosenthal GmbH, as borrower, and Bayerische Hypo-und Vereinsbank Aktiengesellschaft, as lender. Incorporated by reference from Form 8-K dated August 24, 2009.
10.16		Amended and Restated Credit Agreement dated as of November 27, 2009 among Zellstoff Celgar Limited Partnership, as borrower, and the lenders from time to time parties thereto, as lenders, and CIT Business Credit Canada Inc., as agent. Incorporated by reference from Form 8-K dated November 30, 2009.
14		Code of Business Conduct and Ethics. Incorporated by reference from the definitive proxy statement on Schedule 14A dated August 11, 2003.
99.1		Audit Committee Charter. Incorporated by reference from the definitive proxy statement on Schedule 14A dated April 28, 2005.
99.2		Governance and Nominating Committee Charter. Incorporated by reference from the definitive proxy statement on Schedule 14A dated April 28, 2004.
99.3		Exchange Agreement dated November 25, 2009 between Mercer International Inc. and IAT Reinsurance Co. Ltd. Incorporated by reference from Form 8-K filed November 27, 2009.
99.4		Exchange Agreement dated November 25, 2009 between Mercer International Inc. and Alden Global Distressed Opportunities Fund L.P. Incorporated by reference from Form 8-K filed November 27, 2009.
99.5		Exchange Agreement dated November 25, 2009 between Mercer International Inc. and Greenlight Capital Qualified LP, Greenlight Capital LP and Greenlight Capital Offshore Partners. Incorporated by reference from Form 8-K filed November 27, 2009.
21		List of Subsidiaries of Registrant.
23.1		Consent of Independent Registered Chartered Accountants — PricewaterhouseCoopers LLP.
31.1		Section 302 Certificate of Chief Executive Officer.
31.2		Section 302 Certificate of Chief Financial Officer.
32	.1**	Section 906 Certificate of Chief Executive Officer.
32	.2**	Section 906 Certificate of Chief Financial Officer.

*	Filed in Form 10-K for prior years.
**	In accordance with Release 33-8212 of the Commission, these Certifications: (i) are “furnished” to the Commission and are not “filed” for the purposes of liability under the Exchange Act; and (ii) are not to be subject to automatic incorporation by reference into any of our Company’s registration statements filed under the Securities Act for the purposes of liability thereunder or any offering memorandum, unless our Company specifically incorporates them by reference therein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
Mercer International Inc.

We have audited the accompanying consolidated balance sheets of Mercer International Inc. as of December 31, 2010 and December 31, 2009 and the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2010. We also have audited Mercer International Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mercer International Inc. as of December 31, 2010 and December 31, 2009, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Mercer International Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/  PricewaterhouseCoopers LLP

Chartered Accountants
Vancouver, Canada
February 15, 2011

MERCER INTERNATIONAL INC.

CONSOLIDATED BALANCE SHEETS
(In thousands of Euros, except per share data)

	December 31,
	2010	2009

ASSETS
Current assets
Cash and cash equivalents (Note 2)	€99,022	€51,291
Receivables (Note 3)	121,709	71,143
Inventories (Note 4)	102,219	72,629
Prepaid expenses and other	11,360	5,871
Deferred income tax (Note 9)	22,570	—

Total current assets	356,880	200,934

Long-term assets
Property, plant and equipment (Note 5)	846,767	868,558
Deferred note issuance and other	11,082	8,186
Deferred income tax (Note 9)	—	3,426
Note receivable	1,346	2,727

	859,195	882,897

Total assets	€1,216,075	€1,083,831

LIABILITIES
Current liabilities
Accounts payable and accrued expenses (Note 6)	€84,873	€85,185
Pension and other post-retirement benefit obligations (Note 8)	728	567
Debt (Note 7)	39,596	16,032

Total current liabilities	125,197	101,784

Long-term liabilities
Debt (Note 7)	782,328	813,142
Unrealized interest rate derivative losses (Note 14)	50,973	52,873
Pension and other post-retirement benefit obligations (Note 8)	24,236	17,902
Capital leases and other (Note 15)	12,010	12,157
Deferred income tax (Note 9)	7,768	—

	877,315	896,074

Total liabilities	€1,002,512	€997,858

EQUITY
Shareholders’ equity
Share capital (Note 10)	219,211	202,844
Paid-in capital	(3,899)	(6,082)
Retained earnings (deficit)	(10,956)	(97,235)
Accumulated other comprehensive income (loss)	31,712	23,695

Total shareholders’ equity	236,068	123,222

Noncontrolling interest (deficit) (Note 17)	(22,505)	(37,249)

Total equity	213,563	85,973

Total liabilities and equity	€1,216,075	€1,083,831

Commitments and contingencies (Note 16)
Subsequent events (Note 18)

The accompanying notes are an integral part of these financial statements.

MERCER INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands of Euros, except per share data)

	For the Years Ended December 31,
	2010	2009	2008

Revenues
Pulp	€856,311	€577,298	€689,320
Energy	44,225	42,501	30,971

	900,536	619,799	720,291
Costs and expenses
Operating costs	643,529	551,781	626,933
Operating depreciation and amortization	55,932	53,919	55,484

	201,075	14,099	37,874
Selling, general and administrative expenses	33,442	27,414	30,158
Purchase (sale) of emission allowances	(110)	(516)	(5,613)

Operating income (loss)	167,743	(12,799)	13,329

Other income (expense)
Interest expense	(67,621)	(64,770)	(65,756)
Investment income (loss)	468	(1,804)	(1,174)
Foreign exchange gain (loss) on debt	(6,126)	2,692	(4,234)
Gain (loss) on extinguishment of debt (Note 7)	(7,494)	4,447	—
Gain (loss) on derivative instruments (Note 14)	1,899	(5,760)	(25,228)

Total other income (expense)	(78,874)	(65,195)	(96,392)

Income (loss) before income taxes	88,869	(77,994)	(83,063)
Income tax benefit (provision)
— current	(3,881)	(134)	(501)
— deferred (Note 9)	9,760	6,003	(1,976)

Net income (loss)	94,748	(72,125)	(85,540)
Less: net loss (income) attributable to noncontrolling interest	(8,469)	9,936	13,075

Net income (loss) attributable to common shareholders	€86,279	€(62,189)	€(72,465)

Net income (loss) per share attributable to common shareholders (Note 12)
Basic	€2.24	€(1.71)	€(2.00)

Diluted	€1.56	€(1.71)	€(2.00)

The accompanying notes are an integral part of these financial statements.

MERCER INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands of Euros)

	For the Years Ended December 31,
	2010	2009	2008

Net income (loss)	€94,748	€(72,125)	€(85,540)
Other comprehensive income (loss), net of taxes
Foreign currency translation adjustment	11,333	28,316	(41,876)
Pension income (expense) (Note 8)	(3,314)	(3,128)	4,079
Unrealized gains (losses) on securities arising during the year	(2)	379	(340)

Other comprehensive income (loss), net of taxes	8,017	25,567	(38,137)

Total comprehensive income (loss)	102,765	(46,558)	(123,677)
Comprehensive (income) loss attributable to noncontrolling interest	(8,469)	9,936	13,075

Comprehensive income (loss) attributable to common shareholders	€94,296	€(36,622)	€(110,602)

The accompanying notes are an integral part of these consolidated financial statements.

MERCER INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands of Euros)

						Accumulated Other
	Common Shares					Comprehensive Income (Loss)
			Amount			Foreign	Defined	Unrealized
			Paid in		Retained	Currency	Benefit	Gains
	Number	Par	Excess of	Paid-in	Earnings	Translation	Pension	(Losses) on		Shareholders’
	of Shares	Value	Par Value	Capital	(Deficit)	Adjustments	Plans	Securities	Total	Equity

Balance at December 31, 2007	36,285,027	€27,576	€175,268	€134	€37,419	€41,099	€(4,929)	€95	€36,265	€276,662
Shares issued on grants of restricted stock	21,000	—	—	61	—	—	—	—	—	61
Shares issued on grants of performance stock	116,460	—	—	29	—	—	—	—	—	29
Stock compensation expense	—	—	—	75	—	—	—	—	—	75
Net loss	—	—	—	—	(72,465)	—	—	—	—	(72,465)
Other comprehensive income (loss)	—	—	—	—	—	(41,876)	4,079	(340)	(38,137)	(38,137)

Balance at December 31, 2008	36,422,487	€27,576	€175,268	€299	€(35,046)	€(777)	€(850)	€(245)	€(1,872)	€166,225
Capital contribution to acquire additional 4.32% of Stendal Mill	—	—	—	(6,809)	—	—	—	—	—	(6,809)
Shares issued on grants of restricted stock	21,000	—	—	52	—	—	—	—	—	52
Stock compensation expense	—	—	—	376	—	—	—	—	—	376
Net loss	—	—	—	—	(62,189)	—	—	—	—	(62,189)
Other comprehensive income (loss)	—	—	—	—	—	28,316	(3,128)	379	25,567	25,567

Balance at December 31, 2009	36,443,487	€27,576	€175,268	€(6,082)	€(97,235)	€27,539	€(3,978)	€134	€23,695	€123,222
Shares issued on exercise of stock options	—	—	—	—	—	—	—	—	—	—
Shares issued on grants of restricted stock	56,000	—	—	153	—	—	—	—	—	153
Shares issued on conversion of convertible note	6,500,171	4,961	11,406	—	—	—	—	—	—	16,367
Stock compensation expense	—	—	—	2,030	—	—	—	—	—	2,030
Net income	—	—	—	—	86,279	—	—	—	—	86,279
Other comprehensive income (loss)	—	—	—	—	—	11,333	(3,314)	(2)	8,017	8,017

Balance at December 31, 2010	42,999,658	€32,537	€186,674	€(3,899)	€(10,956)	€38,872	€(7,292)	€132	€31,712	€236,068

The accompanying notes are an integral part of these financial statements.

MERCER INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of Euros)

	For the Years Ended December 31,
	2010	2009	2008

Cash flows from (used in) operating activities
Net income (loss) attributable to common shareholders	€86,279	€(62,189)	€(72,465)
Adjustments to reconcile net income (loss) attributable to common shareholders to cash flows from operating activities
Loss (gain) on derivative instruments	(1,899)	5,760	25,228
Foreign exchange (gain) loss on debt	6,126	(2,692)	4,234
Loss (gain) on extinguishment of debt	7,494	(4,447)	—
Depreciation and amortization	56,231	54,170	55,762
Accretion expense (income)	2,492	181	—
Noncontrolling interest	8,469	(9,936)	(13,075)
Deferred income taxes	(9,760)	(6,003)	1,976
Stock compensation expense	2,394	455	264
Pension and other post-retirement expense, net of funding	418	282	(758)
Inventory provisions	—	—	11,272
Other	5,190	2,482	3,025
Changes in current assets and liabilities
Receivables	(40,038)	31,907	(14,811)
Inventories	(24,462)	32,158	(13,331)
Accounts payable and accrued expenses	(3,089)	(2,950)	(1,091)
Other	(4,566)	(1,859)	1,904

Net cash from (used in) operating activities	91,279	37,319	(11,866)
Cash flows from (used in) investing activities
Purchase of property, plant and equipment	(38,300)	(28,828)	(25,704)
Proceeds on sale of property, plant and equipment	1,138	436	2,000
Cash, restricted	—	13,000	20,000
Note receivable	1,113	152	5,708

Net cash from (used in) investing activities	(36,049)	(15,240)	2,004
Cash flows from (used in) financing activities
Repayment of notes payable and debt	(234,598)	(26,499)	(34,023)
Repayment of capital lease obligations	(2,920)	(3,178)	(3,312)
Proceeds from borrowings of notes payable and debt	222,193	13,511	—
Proceeds from (repayment of) credit facilities, net	(2,660)	(4,272)	5,837
Proceeds from government grants	17,952	9,058	266
Payment of deferred note issuance costs	(6,095)	(1,969)	—

Net cash from (used in) financing activities	(6,128)	(13,349)	(31,232)
Effect of exchange rate changes on cash and cash equivalents	(1,371)	109	(1,302)

Net increase (decrease) in cash and cash equivalents	47,731	8,839	(42,396)
Cash and cash equivalents, beginning of period	51,291	42,452	84,848

Cash and cash equivalents, end of period	€99,022	€51,291	€42,452

Supplemental disclosure of cash flow information
Cash paid (received) during the period for
Interest	€65,167	€62,022	€60,652
Income taxes	461	377	1,100
Supplemental schedule of non-cash investing and financing activities
Acquisition of production and other equipment under capital lease obligations	€2,087	€625	€5,318
Decrease (increase) in accounts payable relating to investing activities	(8,562)	(1,471)	2,627

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

Equity investments in publicly traded companies in which the Company has less than 20% of the voting interest and in which it does not exercise significant influence are classified as available-for-sale securities. These securities are reported in long-term assets at fair values; based upon quoted market prices, with the unrealized gains or losses included in accumulated other comprehensive income as a separate component of shareholders’ equity, until realized. If a loss in value in available-for-sale securities is considered to be other than temporary, the loss is recognized in the determination of net income. The cost of all securities sold is based on the specific identification method to determine realized gains or losses.

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of Euros, except per share data)

Note 1.	The Company and Summary of Significant Accounting Policies — (Continued)

Inventories

Inventories of pulp, logs and wood chips are valued at the lower of cost, using the weighted-average cost method, or net realizable value. Other materials and supplies are valued at the lower of cost and replacement cost. Cost includes labor, materials and production overhead and is determined by using the weighted average cost method. Inventories include both roundwood (logs) and wood chips. These inventories are located both at the pulp mills and at various offsite locations. In accordance with industry practice, physical inventory counts utilize standardized techniques to estimate quantities of roundwood and wood chip inventory volumes. These techniques historically have provided reasonable estimates of such inventories.

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

The Company’s obligations for the proper removal and disposal of asbestos products from the Company’s mills meets the definition of a conditional asset retirement obligation as found in the Financial Accounting Standards Board (“FASB”) issued guidance as outlined in Accounting Standards Codification Topic 410, (“ASC 410”), Asset Retirement and Environment. Generally asbestos is found on steam and condensate piping systems as well as certain cladding on buildings and in building insulation throughout its older facilities. As a result of the longevity of the Company’s mills, due in part to the maintenance procedures and the fact that the Company does not have plans for major changes that require the removal of asbestos, the timing of the asbestos removal is indeterminate. As a result, the Company is currently unable to estimate the fair value of its asbestos removal and disposal obligation.

Government Investment Grants

The Company records investment grants from federal and state governments when they are received. Grants related to assets are government grants whose primary condition is that the company qualifying for them should purchase, construct or otherwise acquire long-term assets. Secondary conditions may also be attached, including

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of Euros, except per share data)

Note 1.	The Company and Summary of Significant Accounting Policies — (Continued)

restricting the type or location of the assets and/or other conditions that must be met. Grants related to assets, when received, are deducted from the asset costs. Grants related to income are government grants which are either unconditional or related to the Company’s normal business operations, and are reported as a reduction of related expenses when received.

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

In accordance with the guidance as outlined in the Compensation-Retirement Benefits Topic ASC 715 (“ASC 715-30” and “ASC 715-60”), the Company recognizes the net funded status of the plan.

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

During 2008, the Company increased its focus on the production and sale of surplus electricity. Accordingly, management no longer considered this activity to be a by-product and, commencing in 2008, the Company began reporting revenue from sales of surplus electricity as “Energy revenue” in the Consolidated Statement of Operations. Energy revenues are recognized as customers are invoiced at agreed upon rates and when collection is reasonably assured. These revenues include an estimate of the value of electricity consumed by customers in the year but billed subsequent to year-end. Customer bills are based on meter readings that indicate electricity consumption. This activity does not meet the tests to be considered an operating segment, as defined in the Segment Reporting Topic ASC 280 (“ASC 280-10”).

Environmental Conservation

Liabilities for environmental conservation are recorded when it is probable that obligations have been incurred and their fair value can be reasonably estimated. Any potential recoveries of such liabilities are recorded when there is an agreement with the reimbursing entity and recovery is assessed as likely to occur.

Stock-Based Compensation

Under the Compensation-Stock Compensation Topic ASC 718 (“ASC 718”), the Company recognizes compensation expense over an award’s vesting period based on the award’s fair value. Stock based compensation expense has been recorded in “Selling, general, and administrative expenses” in the Consolidated Statement of Operations.

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

Income Taxes

Income taxes are reported under the guidance of the Income Taxes Topic ASC 740 (“ASC 740-10”) and accordingly, deferred income taxes are recognized using the asset and liability method, whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carryforwards. Valuation allowances are provided if, after considering both positive and negative available evidence, it is more likely than not that some or all of the net deferred tax assets will not be realized.

Deferred income taxes are determined separately for each tax-paying component of the Company. For each tax-paying component, all current deferred tax liabilities and assets shall be offset and presented as a single net amount and all noncurrent deferred tax liabilities and assets shall be offset and presented as a single net amount.

Derivative Financial Instruments

The Company occasionally enters into derivative financial instruments, including foreign currency forward contracts, electricity forward contracts, and interest rate swaps to limit exposures to changes in foreign currency

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of Euros, except per share data)

Note 1.	The Company and Summary of Significant Accounting Policies — (Continued)

exchange rates, energy prices, and interest rates. These derivative instruments are not designated as hedging instruments under the guidance of the Derivatives and Hedging Topic ASC 815 (“ASC 815-25”), and accordingly, any change in the marked-to-market fair value is recognized as a gain or loss on derivative financial instruments in the Consolidated Statement of Operations. Periodically, the Company enters into derivative contracts for its own use and as such are exempt from mark to market accounting.

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

New Accounting Standards

In April 2010, the FASB issued guidance within Accounting Standards Update (“ASU”) 2010-13, Compensation — Stock Compensation (ASC 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The amendments in this update should be applied by recording a cumulative-effect adjustment to the opening balance of retained earnings. The cumulative-effect adjustment should be calculated for all awards outstanding as of the beginning of the fiscal year in which the amendments are initially applied, as if the amendments had been applied consistently since the inception of the award. The cumulative-effect adjustment should be presented separately. The adoption of this guidance is not expected to have a material impact on the Company’s financial statements.

Recently Implemented Accounting Standards

This section highlights recently implemented accounting standards that had a significant impact on the Company’s financial statements.

In January 2010, the Company adopted ASU 2010-06, which amends Accounting Standards Codification 820 (“ASC 820”), Fair Value Measurements and Disclosures. This new accounting guidance requires expanded fair value measurement disclosures in quarterly and annual financial statements. The new guidance clarifies existing disclosure requirements for the Level 2 and 3 fair value measurement. Additionally, the new guidance also requires details of significant transfers of assets between Level 1 and Level 2 fair value measurement categories, including the reasons for such transfers, as well as gross presentation of activity within the Level 3 fair value measurement category. This guidance is effective for the Company on January 1, 2010, except for the gross presentation of Level 3 activity, which is effective January 1, 2011. The adoption of this new accounting guidance did not impact the results of operations or the financial position of the Company.

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of Euros, except per share data)

Note 2.	Cash and Cash Equivalents

The Company maintains cash balances in foreign financial institutions in excess of insured limits.

	December 31,
	2010	2009

Cash and cash equivalents	€99,022	€51,291

Included in cash and cash equivalents is approximately €nil (2009 — €1,300) that was provided as part of the Canadian Federal Government’s Pulp and Paper Green Transformation Program (“GTP”). Monies provided under the GTP are expected to be spent on various projects at the Celgar mill shortly after receipt.

Cash and cash equivalents includes cash allocated for debt service reserves as required under debt agreements (Note 7(a)).

Note 3.	Receivables

	December 31,
	2010	2009

Sale of pulp (net of allowance of €1,005 and €952, respectively)	€105,950	€64,864
Value added tax	3,669	3,001
Other	12,090	3,278

	€121,709	€71,143

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

As at December 31, 2010, pursuant to an amended contribution agreement for approximately C$48.0 million finalized in November 2010 under the GTP, the Company recorded approximately €7,700 (C$10.2 million) (2009 — €nil) within other receivables in relation to the Green Energy Project.

Other than the above mentioned item, other receivables relates to non-trade receivables that are individually not material.

Note 4.	Inventories

	December 31,
	2010	2009

Raw materials	€47,179	€24,888
Finished goods	27,127	24,198
Work in process and other	27,913	23,543

	€102,219	€72,629

As at December 31, 2010, the Company had not recorded any provisions against finished goods inventories (2009 — €nil), or against raw material inventories (2009 — €nil).

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of Euros, except per share data)

Note 5.	Property, Plant and Equipment

	December 31,
	2010	2009

Land	€25,137	€24,921
Buildings	131,546	126,570
Production equipment and other	1,130,294	1,098,380

	1,286,977	1,249,871
Less: Accumulated depreciation	(440,210)	(381,313)

	€846,767	€868,558

As at December 31, 2010 property, plant and equipment was net of €297,992 of unamortized government investment grants (2009 — €283,730).

As at December 31, 2010, included in production equipment and other is equipment under capital leases which had gross amounts of €17,468 (2009 — €17,465), and accumulated depreciation of €9,585 (2009 — €9,280). During the year production equipment and other totalling €2,087 was acquired under capital lease obligations (2009 — €625; 2008 — €5,318).

As at December 31, 2010, the Company had recorded €4,180 (2009 — €3,912) of asset retirement obligations.

Certain of the assets at the Celgar mill are subject to a lien registered for the benefit of the province of British Columbia. The lien was registered pursuant to a property transfer tax dispute that is currently before the courts. Effective January 24, 2011, the lien was removed from these assets. See Note 16 — Commitments and Contingencies.

Note 6.	Accounts Payable and Accrued Expenses

	December 31,
	2010	2009

Trade payables	€36,680	€31,771
Accounts payable and other	3,861	1,225
Accrued expenses	27,452	31,441
Accrued interest	13,640	18,039
Capital leases, current portion	3,240	2,709

	€84,873	€85,185

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of Euros, except per share data)

Note 7.	Debt

Debt consists of the following:

	December 31,
	2010	2009

Note payable to bank, included in a total loan credit facility of €827,950 to finance the construction related to the Stendal mill (a)	€500,657	€514,574
Senior notes due February 2013, interest at 9.25% accrued and payable semi-annually, unsecured (b)(1)	15,341	216,299
Senior notes due December 2017, interest at 9.50% accrued and payable semi-annually, unsecured (c)	224,031	—
Subordinated convertible notes due October 2010, interest at 8.5% accrued and payable semi-annually (d)(2)	—	16,749
Subordinated convertible notes due January 2012, interest at 8.5% accrued and payable semi-annually (e)	31,707	26,160
Credit agreement with a lender with respect to a revolving credit facility of C$40 million (f)	15,016	16,000
Loan payable to the noncontrolling shareholder of the Stendal mill (g)	31,365	35,881
Credit agreement with a bank with respect to a revolving credit facility of €25,000 (h)	—	—
Investment loan agreement with a lender with respect to the wash press project at the Rosenthal mill of €4,351 (i)	3,807	3,511
Credit agreement with a bank with respect to a revolving credit facility of €3,500 (j)	—	—

	821,924	829,174
Less: current portion	(39,596)	(16,032)

Debt, less current portion	€782,328	€813,142

The Company made scheduled principal repayments under these facilities of €16,086 in 2010, and expects the principal repayments to be €39,596 in 2011. As of December 31, 2010, the principal maturities of debt are as follows:

Matures	Amount

2011(1)	€39,596
2012	57,378
2013(1)(3)	56,104
2014	40,543
2015	44,000
Thereafter	584,303

€821,924

(1)	On December 20, 2010, the Company announced its intention to redeem all of its Senior Notes due 2013. The unconditional redemption notice stipulates that all outstanding Senior Notes due 2013 are irrevocably due and payable on the redemption date of February 15, 2011 and as such the Company has treated this amount as current as at December 31, 2010. See Note 18 — Subsequent Events.
(2)	On January 21, 2010, €15,162 of the subordinated convertible notes due October 2010 were tendered for exchange for subordinated convertible notes due January 2012 and as such the Company treated this amount as non-current at December 31, 2009.
(3)	Includes revolving credit facility principal amounts totalling €15,016.

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of Euros, except per share data)

Note 7.	Debt — (Continued)

Certain of the Company’s debt agreements were issued under an indenture which, among other things, restricts its ability and the ability of its restricted subsidiaries to make certain payments. These limitations are subject to other important qualifications and exceptions. As at December 31, 2010, the Company was in compliance with the terms of the indenture.

(a)	Note payable to bank, included in a total loan facility of €827,950 to finance the construction related to the Stendal mill (“Stendal Loan Facility”), interest at rates varying from Euribor plus 0.90% to Euribor plus 1.58% (rates on amounts of borrowing at December 31, 2010 range from 2.04% to 2.72%, principal due in required installments beginning September 30, 2006 until September 30, 2017, collateralized by the assets of the Stendal mill with 48% and 32% guaranteed by the Federal Republic of Germany and the State of Saxony-Anhalt, respectively, of up to €455,657 of outstanding principal, subject to a debt service reserve account required to pay amounts due in the following twelve months under the terms of the Stendal Loan Facility; payment of dividends is only permitted if certain cash flow requirements are met.

On March 13, 2009, the Company finalized an agreement with its lenders to amend its Stendal Loan Facility. The amendment deferred approximately €164,000 of scheduled principal payments until the maturity date, September 30, 2017, including approximately €20,000, €26,000, €21,000 of scheduled principal payments that were originally due in 2009, 2010, and 2011, respectively. The amendment also provided for a 100% cash sweep, referred to as the “Cash Sweep”, of any cash, in excess of a €15,000 working capital reserve, held by Stendal which will be used first to fund the debt service reserve account to a level sufficient to service the amounts due and payable under the Stendal Loan Facility during the then following 12 months, or “Fully Funded”, and second to prepay the deferred principal amounts. As at December 31, 2010, the debt service reserve balance was approximately €6,968.

(b)	In February 2005, the Company issued $310 million of senior notes due February 2013 (“2013 Notes), which bear interest at 9.25% accrued, and payable semi-annually, and are unsecured. On or after February 15, 2009, the Company may redeem all or a part of the notes at redemption prices (expressed as a percentage of principal amount) equal to 104.63% for the twelve month period beginning on February 15, 2009, 102.31% for the twelve month period beginning on February 15, 2010, and 100.00% beginning on February 15, 2011 and at any time thereafter, plus accrued and unpaid interest.

On November 17, 2010, the Company used the proceeds from a private offering of $300 million Senior Notes due 2017, described in Note 5(c) below and cash on hand to complete a tender offer to repurchase approximately $289 million aggregate principal amount of its 2013 Notes. Pursuant to the FASB’s Accounting Standards Codification No. 405, Liabilities — Extinguishment of Liabilities (“ASC 405-20”), the Company concluded that the tendering of the 2013 Notes met the definition of debt extinguishment. In connection with this tender offer and pursuant to FASB’s Accounting Standards Codification No. 470-50, Debt-Modifications and Extinguishments (“ASC 470-50”), the Company recorded approximately €7,500 to the loss on extinguishment of debt line in the Consolidated Statement of Operations which included the tender premium paid and the write-off of 2013 Notes unamortized debt issue costs. On December 2, 2010, a further $0.6 million of 2013 Notes were tendered.

On December 20, 2010, the Company issued a redemption notice (the “Redemption Notice”) and announced its intention to redeem all 2013 Notes, of which approximately $20.5 million remain outstanding. The Redemption Notice is unconditional, and pursuant to the terms of the indenture all outstanding 2013 Notes are irrevocably due and payable on February 15, 2011 (the “Redemption Date”). The redemption price is 100.00% of the principal amount of the 2013 Notes redeemed, plus accrued and unpaid interest to, but not including, the Redemption Date. See Note 18 — Subsequent Events.

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of Euros, except per share data)

Note 7.	Debt — (Continued)

(c)	On November 17, 2010, the Company completed a private offering of $300 million in aggregate principal amount of Senior Notes due 2017 (“2017 Notes”). The proceeds from this offering were used to finance the tender offer and consent solicitation for approximately $289 million of the Company’s 2013 Notes. See Note 7(b). The 2017 Notes were issued at a price of 100% of their principal amount. The 2017 Notes will mature on December 1, 2017 and bear interest at 9.5% which is accrued and payable semi-annually.

The 2017 Notes are general unsecured senior obligations of the Company. The 2017 Notes rank equal in right of payment with all existing and future indebtedness of the Company and senior in right of payment to any current or future subordinated indebtedness of the Company. The 2017 Notes are effectively junior in right of payment to all borrowings of the Company’s restricted subsidiaries, including borrowings under the Company’s credit agreements which are secured by certain assets of its restricted subsidiaries.

The Company may redeem all or a part of the 2017 Notes, upon not less than 30 or more than 60 days’ notice, at the redemption prices (expressed as percentages of principal amount) equal to 104.75% for the twelve month period beginning on December 1, 2014, 102.38% for the twelve month period beginning on December 1, 2015, and 100.00% beginning on December 1, 2016 and at any time thereafter, plus accrued and unpaid interest.

(d)	On October 15, 2010 the Company repaid the outstanding principal balance of approximately $2.3 million for the Subordinated Convertible Notes due October 2010 (“2010 Notes”) and any unpaid interest up to the redemption date. This balance represented the amount of 2010 Notes which were not exchanged for Subordinated Convertible Notes due January 2012. See Note 7(e).

(e)	On December 10 and 11, 2009, the Company exchanged approximately $43.3 million of Subordinated Convertible Notes due October 2010 through private exchange agreements with the holders thereof for approximately $43.8 million of Subordinated Convertible Notes due January 2012 (the “2012 Notes”). On January 22, 2010, through an exchange offer with the remaining holders of the 2010 Notes, the Company exchanged a further $21.7 million of 2010 Notes for approximately $22.0 million of the Company’s 2012 Notes. The Company recognized both exchange transactions of the Subordinated Convertible Notes as extinguishments of debt in accordance with ASC Topic 470, Debt, because the fair value of the embedded conversion option changed by more than 10% in both transactions. As a result, for the year ended December 31, 2009, the Company accounted for the December 10, 2009 exchange as a debt extinguishment and recognized a gain of €4,447 in the Consolidated Statement of Operations. During 2010, the Company recognized a loss of €929 as a result of the January 22, 2010 exchange. Both the gain and the loss were determined using fair market values prevailing at the time of the transactions, and both will be accreted to income through to January 2012 through interest expense yielding an effective interest rate of approximately 13% on the December 10, 2009 exchange and 3% on the January 22, 2010 exchange.

The 2012 Notes bear interest at 8.50%, accrued and payable semi-annually, are convertible at anytime by the holder into common shares of the Company at $3.30 per share and are unsecured. The Company may redeem for cash all or a portion of the notes on or after July 15, 2011 at 100% of the principal amount of the notes plus accrued interest up to the redemption date. During the year, approximately $21.4 million of Subordinated Convertible Notes due January 2012 were converted into 6,500,171 shares. The Company recorded a debt conversion expense of approximately $0.9 million for the year ended December 31, 2010, as a result of the conversions, which is included within interest expense in the Consolidated Statements of Operations. See Note 18 — Subsequent Events.

(f)	Credit agreement with respect to a revolving credit facility of C$40.0 million for the Celgar mill. The credit agreement matures May 2013. Borrowings under the credit agreement are collateralized by the mill’s inventory and receivables and are restricted by a borrowing base calculated on the mill’s inventory and receivables. Canadian dollar denominated amounts bear interest at bankers acceptance plus 3.75% or

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of Euros, except per share data)

Note 7.	Debt — (Continued)

Canadian prime plus 2.00%. U.S. dollar denominated amounts bear interest at LIBOR plus 3.75% or U.S. base plus 2.00%. As at December 31, 2010, this facility was accruing interest at a rate of approximately 4.96% and the undrawn amount was approximately C$17.9 million.

(g)	Loans payable to the noncontrolling shareholder of Stendal mill bear interest at 7.00%, and are accrued semi-annually. The loan payable is unsecured, subordinated to all liabilities of the Stendal mill, and is due in 2017. The balance includes principal and accrued interest. During the first quarter of 2010, the noncontrolling shareholder agreed to convert approximately €6,275 of accrued interest into a capital contribution. See Note 17- Noncontrolling Interest.

(h)	A €25,000 working capital facility at the Rosenthal mill that matures in December 2012. Borrowings under the facility are collateralized by the mill’s inventory and receivables and bear interest at approximately Euribor plus 3.50%. As at December 31, 2010, approximately €2,100 of this facility was supporting bank guarantees leaving approximately €22,900 undrawn.

(i)	On August 19, 2009 the Company finalized an investment loan agreement with a lender relating to the new wash press at the Rosenthal mill. The four-year amortizing investment loan was completed with a total facility of €4,351 bearing interest at the rate of Euribor plus 2.75%. Borrowings under this agreement are secured by the new wash press equipment. As at December 31, 2010 this facility was drawn by €3,807 and was accruing interest at a rate of 3.90%.

(j)	On February 8, 2010, the Rosenthal mill finalized a credit agreement with a lender for a €3,500 facility maturing in December 2012. Borrowings under the facility will bear interest at the rate of the 3-month Euribor plus 3.50% and are secured by certain land at our Rosenthal mill. As at December 31, 2010, this facility was undrawn.

Note 8.	Pension and Other Post-Retirement Benefit Obligations

Included in pension and other post-retirement benefit obligations are amounts related to the Company’s Celgar and German mills. The largest component of this obligation is with respect to the Celgar mill which maintains a defined benefit pension and post-retirement benefit plans for certain employees (“Celgar Plans”).

Pension benefits are based on employee’s earnings and years of service. The Celgar Plans are funded by contributions from the Company based on actuarial estimates and statutory requirements. Pension contributions for the twelve month period ended December 31, 2010 totalled €1,053 (2009 — €963).

Effective December 31, 2008, the defined benefit plan was closed to new members. In addition, the defined benefit service accrual ceased on December 31, 2008, and members began to receive pension benefits, at a fixed contractual rate, under a new defined contribution plan effective January 1, 2009. During the year the Company made contributions of approximately €2,264 to its defined contribution plans (2009 — €1,844).

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of Euros, except per share data)

Note 8.	Pension and Other Post-Retirement Benefit Obligations — (Continued)

Information about the Celgar Plans, in aggregate for the year ended December 31, 2010 is as follows:

	2010
		Other
		Post-Retirement
		Benefit
	Pension	Obligations	Total

Change in benefit obligation
Benefit obligation, December 31, 2009	€27,219	€12,073	€39,292
Service cost	81	391	472
Interest cost	1,672	771	2,443
Benefit payments	(2,494)	(483)	(2,977)
Past service cost (credit)	—	—	—
Actuarial (gains) losses	2,118	2,289	4,407
Foreign currency exchange rate changes	3,472	1,602	5,074

Benefit obligation, December 31, 2010	32,068	16,643	48,711

Reconciliation of fair value of plan assets
Fair value of plan assets, December 31, 2009	20,947	—	20,947
Actual returns	2,189	—	2,189
Contributions	570	483	1,053
Benefit payments	(2,494)	(483)	(2,977)
Foreign currency exchange rate changes	2,651	—	2,651

Fair value of plan assets, December 31, 2010	23,863	—	23,863

Funded status, December 31, 2010(1)	€(8,205)	€(16,643)	€(24,848)

Components of the net benefit cost recognized
Service cost	€81	€391	€472
Interest cost	1,672	771	2,443
Expected return on plan assets	(1,563)	—	(1,563)
Amortization of recognized items	438	(310)	128

Net benefit costs	€628	€852	€1,480

(1)	The total of €24,964 on the consolidated balance sheets also includes the pension liabilities of €116 relating to employees at the Company’s German operations.

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of Euros, except per share data)

Note 8.	Pension and Other Post-Retirement Benefit Obligations — (Continued)

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

The Company anticipates that it will make contributions to the pension plan of approximately €1,419 in 2011. Estimated future benefit payments under the Celgar Plans are as follows:

Amount

2011	€2,448
2012	2,509
2013	2,611
2014	2,734
2015	2,862
2016 — 2020	16,445

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of Euros, except per share data)

Note 8.	Pension and Other Post-Retirement Benefit Obligations — (Continued)

During the year ended December 31, 2010, the Company recognized a loss of €3,314 in other comprehensive income (2009 — loss of €3,128; 2008 — income of €4,079). As at December 31, 2010, the pension related accumulated other comprehensive income balance of €7,292 (2009 — €3,978) is a result of net actuarial losses. These amounts have been stated net of tax. The Celgar Plans do not have any net transition asset or obligation recognized as a reclassification adjustment of other comprehensive income. The amount included in other comprehensive income which is expected to be recognized in 2011 is approximately €571 of net actuarial losses. There are no plan assets that are expected to be returned to the Company in 2011.

Summary of key assumptions:

	December 31,
	2010	2009

Benefit obligations
Discount rate	5.00%	5.75%
Rate of compensation increase	2.75%	2.75%
Net benefit cost for year ended
Discount rate	5.75%	7.25%
Rate of compensation increase	2.75%	2.75%
Expected rate of return on plan assets	7.00%	7.00%
Assumed health care cost trend rate at
Initial health care cost trend rate	10.00%	11.00%
Annual rate of decline in trend rate	1.00%	1.00%
Ultimate health care cost trend rate	4.50%	4.50%
Medical services plan premiums trend rate	6.00%	6.00%

The expected rate of return on plan assets is a management estimate based on, among other factors, historical long-term returns, expected asset mix and active management premium.

A one-percentage point change in assumed health care cost trend rate would have the following effect on the post-retirement benefit obligations:

	December 31, 2010		December 31, 2009
	1% increase	1% decrease	1% increase	1% decrease

Effect on total service and interest rate components	€38	€(39)	€37	€(38)
Effect on post-retirement benefit obligation	€572	€(551)	€436	€(419)

Asset allocation of funded plans:

	Target	2010	2009

Equity securities	60%	63%	63%
Debt securities	35%	34%	35%
Cash and cash equivalents	5%	3%	2%

		100%	100%

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

for funding actuarial valuations. To achieve this objective, the Company’s overall investment strategy is to maintain an investment allocation mix of long-term growth investments (equities) and fixed income investments (debt securities). Investment allocation targets have been established by asset class as summarized above. The asset allocation targets are set after considering the nature of the liabilities, long-term return expectations, the risks associated with key asset classes, inflation and interest rates and related management fees and expenses. In addition, the Celgar Plans’ investment strategy seeks to minimize risk beyond legislated requirements by constraining the investment managers’ investment options. There are a number of specific constraints based on investment type, but they all have the general purpose of ensuring that the investments are fully diversified and that risk is appropriately managed. For example, no more than 10% of the book value of the assets can be invested in any one entity or group, investments in any one entity cannot exceed 30% of the voting shares and all equity holdings must be listed on a public exchange. Reviews of the investment objectives, key assumptions and the independent investment managers are performed periodically.

Celgar Plans’ asset fair value measurements at December 31, 2010:

	Quoted
	prices in
	active	Significant
	markets for	other	Significant
	identical	observable	unobservable
	assets	inputs	Inputs	Total

Asset Category
Leith Wheeler Diversified Balanced Fund	€11,971	€—	€—	€11,971
Phillips, Hagar and North Balanced Pension Trust	11,892	—	—	11,892

Total assets	€23,863	€—	€—	€23,863

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

The Company accounts for income taxes in accordance with ASC 740, Income Taxes, (“ASC 740”). The Company’s effective income tax (benefit) rate can be affected by many factors, including but not limited to, changes in the mix of earnings in tax jurisdictions with differing statutory rates, changes in corporate structure, changes in the valuation of deferred tax assets and liabilities, the result of audit examinations of previously filed tax returns and changes in tax laws. The asset and liability approach is used to recognize deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities.

The Company and/or one or more of its subsidiaries files income tax returns in the United States, Germany and Canada. Currently, the Company does not anticipate that the expiration of the statue of limitations or the completion of audits in the next fiscal year will result in liabilities for uncertain income tax positions that are materially different than the amounts accrued as of December 31, 2010. However, this belief could change as tax years are examined by taxing authorities, the timing of those examinations, if any, are uncertain at this time. During 2010, the German tax

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of Euros, except per share data)

Note 9.	Income Taxes — (Continued)

authorities completed examinations of the 2005, 2006, and 2007 tax years. As of December 31, 2010, the 2005, 2006, and 2007 tax years are being examined by Canadian tax authorities. The Company is generally not subject to U.S., German or Canadian income tax examinations for tax years before 2007, 2008 and 2006, respectively.

As at December 31, 2010, the Company had approximately €500 of total gross unrecognized tax benefits, substantially all of which would affect the Company’s effective tax rate if recognized. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2010	2009

Balance at January 1	€700	€800
Reductions — prior year tax positions	(500)	—
Lapse of statute of limitations	—	(100)

Balance at December 31	€200	€700

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. During the year ended December 31, 2010, the Company recognized approximately €nil in penalties and interest (2009-€nil). The Company had approximately €nil for the payment of interest and penalties accrued at December 31, 2010.

Except for the changes in uncertain tax positions as mentioned above, the provision for current income taxes consists entirely of non-U.S. taxes for the years ended December 31, 2010, 2009 and 2008, respectively.

Differences between the U.S. Federal Statutory and the Company’s effective rates are as follows:

	Year Ended December 31,
	2010	2009	2008

U.S. Federal statutory rate	34%	34%	34%
U.S. Federal statutory rate on (income) loss from continuing operations before income tax and noncontrolling interest	€(30,206)	€26,526	€28,241
Tax differential on foreign income (loss)	8,754	(3,412)	(2,966)
Effect of foreign earnings	(6,721)	—	(17,800)
Valuation allowance	13,326	(20,806)	(5,530)
Change in undistributed earnings	15,186	—	—
Other	5,540	3,561	(4,422)

	€5,879	€5,869	€(2,477)

Comprised of:
Current	€(3,881)	€(134)	€(501)
Deferred	9,760	6,003	(1,976)

	€5,879	€5,869	€(2,477)

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of Euros, except per share data)

Note 9.	Income Taxes — (Continued)

Deferred income tax assets and liabilities are composed of the following:

	December 31,
	2010	2009

German tax loss carryforwards	€86,087	€83,362
U.S. tax loss carryforwards	28,310	9,409
Canadian tax loss carryforwards	34,516	10,653
Basis difference between income tax and financial reporting with respect to operating pulp mills	(65,237)	(15,960)
Derivative financial instruments	14,311	14,844
Long-term debt	(477)	(2,407)
Payables and accrued expenses	(1,412)	(1,454)
Reserve for deferred pension liability	5,102	3,358
Capital leases	1,734	530
Other	805	620

	103,739	102,955
Valuation allowance	(88,937)	(99,529)

Net deferred tax (liability) asset	€14,802	€3,426

Comprised of:
Deferred income tax asset	€22,570	€3,426
Deferred income tax liability	7,768	—

	€14,802	€3,426

The Company is subject to income tax audits on a continuing basis which may result in changes to the amounts in the above table. Due to this and other uncertainties regarding future amounts of taxable income in Germany, Canada and the United States, the Company has provided a valuation allowance against a portion of its deferred tax assets, which primarily consist of tax losses carried forward for income tax purposes. However, during the year, based on forecasted taxable income for the entities in each tax jurisdiction, income tax strategies, and its best estimates of the timing of temporary differences, the Company believes that it is more likely than not that certain tax assets will be realized and accordingly the Company has reversed certain valuation allowances totalling €10.6 million. The Company’s tax asset recognition methodology consists of forecasting taxable income into the future along with related temporary differences. The Company then estimates which tax assets, based on a variety of factors are more likely than not to be realized, and recognizes the tax assets accordingly. However, ASC 740 does not allow for tax assets to be recognized where the entity does not have a strong history of profitability. As a result of this rule, the Company was not able to recognize certain tax assets as at December 31, 2010. Management expects that certain entities will meet the history of profitability tests in 2011, and if so, additional tax assets are expected to be recognized.

The Company’s German tax loss carryforward amount includes corporate and trade tax losses totalling approximately €442,500 at December 31, 2010 which have no expiration date. The Company’s U.S. loss carryforwards amount is approximately €83,200 at December 31, 2010, of which approximately €2,600, €5,800 and €74,000, if not used, will expire in the tax years ending 2011, 2012 to 2019 and 2020 to 2030, respectively. The Company’s Canadian tax loss carryforward amount is approximately €138,100 at December 31, 2010 which will begin to expire in the tax year ending 2026, if not used. Management has concluded that it is more likely than not that these losses will not be utilized, under current circumstances, and accordingly has reserved any resulting potential tax benefit that is not expected to be realized in the near future.

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of Euros, except per share data)

Note 9.	Income Taxes — (Continued)

No provision for U.S. income taxes has been made for undistributed earnings of certain of the Company’s foreign subsidiaries which have been indefinitely reinvested. The Company is unable to estimate the amount of U.S. income taxes that would be payable if such undistributed foreign earnings were repatriated.

Note 10.	Shareholders’ Equity

Common shares

The Company has authorized 200,000,000 common shares (2009 — 200,000,000) with a par value of $1 per share. During the twelve months ended December 31, 2010, 6,500,171 shares were issued as a result of certain holders of the Company’s Subordinated Convertible Notes due January 2012 exercising their conversion option. See Note 7(e) — Debt. As at December 31, 2010, the Company had 42,999,658 (2009 — 36,443,487) common shares issued and outstanding.

Preferred shares

The Company has authorized 50,000,000 preferred shares (2009 — 50,000,000) with U.S. $1 par value issuable in series, of which 2,000,000 shares have been designated as Series A. The preferred shares may be issued in one or more series and with such designations and preferences for each series as shall be stated in the resolutions providing for the designation and issue of each such series adopted by the Board of Directors of the Company. The Board of Directors is authorized by the Company’s articles of incorporation to determine the voting, dividend, redemption and liquidation preferences pertaining to each such series. As at December 31, 2010, no preferred shares had been issued by the Company.

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

Performance Stock

Grants of performance stock comprise rights to receive stock at a future date that are contingent on the Company and the grantee achieving certain performance objectives. During the year ended December 31, 2010, potential stock based performance awards totaled 534,783 shares (2009 — 565,165; 2008 — 570,614). Expense recognized for the year was €2,255 (2009 — €397; 2008 — €96).

The fair value of performance stock is determined based upon the number of shares awarded and the quoted price of the Company’s stock at the reporting date. Performance stock generally cliff vest three years from the award date.

On February 11, 2010, the Company awarded a total of 13,000 performance stock to two employees. During the twelve month period ended December 31, 2010, 43,382 performance stock were forfeited due to the departure of two employees.

As of December 31, 2010, all of the performance stock had vested (2009 — nil; 2008 — nil), however the decision determining the total number of performance awards to be granted to employees will be finalized by the

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of Euros, except per share data)

Note 11.	Stock-Based Compensation — (Continued)

Company during the first quarter of 2011. As at such date, the Company will record any outstanding unrecognized compensation cost associated with the final determination of performance stock within stock compensation expense during the three month period ended March 31, 2011.

Restricted Stock

The fair value of restricted stock is determined based upon the number of shares granted and the quoted price of the Company’s stock on the date of grant. Restricted stock generally vests over one year. Expense is recognized on a straight-line basis over the vesting period. Expense recognized for the year ended December 31, 2010 was €139 (2009 — €58; 2008 — €168).

As at December 31, 2010, the total remaining unrecognized compensation cost related to restricted stock amounted to approximately €93 (2009 — €7), which will be amortized over their remaining vesting period.

During the year ended December 31, 2010, 56,000 restricted stock awards were granted to Directors of the Company (2009 — 21,000; 2008 — 21,000) and no restricted stock was cancelled during the year (2009 — nil; 2008 — nil).

As at December 31, 2010, the total number of restricted stock outstanding was 56,000 (2009 — 21,000; 2008 — 21,000), which had not vested.

Stock Options

Following is a summary of the status of options outstanding at December 31, 2010:

Outstanding Options
		Weighted		Exercisable Options
Exercise		Average	Weighted		Weighted
Price		Remaining	Average		Average
Range	Number	Contractual Life	Exercise Price	Number	Exercise Price
(In U.S. Dollars)		(Years)			(In U.S. Dollars)

$5.65	100,000	2.70	$5.65	100,000	$5.65
$7.25	30,000	4.57	7.25	30,000	7.25
$7.92	60,000	3.58	7.92	60,000	7.92

During the years ended December 31, 2010 and 2009, no options were granted, exercised or cancelled and 738,334 (2009 — nil; 2008 — nil) options expired. The aggregate intrinsic value of options outstanding and currently exercisable as at December 31, 2010 is $1.73 per option.

Stock compensation expense recognized for the year ended December 31, 2010 was €nil (2009 - €nil). As at December 31, 2010, all stock options had fully vested.

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of Euros, except per share data)

Note 12.	Net Income (Loss) Per Share

	Year Ended December 31,
	2010	2009	2008

Net income (loss) attributable to common shareholders — basic	€86,279	€(62,189)	€(72,465)
Interest on convertible notes, net of tax	2,439	—	—

Net income (loss) attributable to common shareholders — diluted	€88,718	€(62,189)	€(72,465)

Net income (loss) per share attributable to common shareholders
Basic	€2.24	€(1.71)	€(2.00)

Diluted	€1.56	€(1.71)	€(2.00)

Weighted average number of common shares outstanding:
Basic(1)	38,590,797	36,296,649	36,285,027
Effect of dilutive shares:
Stock options and awards	469,527	—	—
Convertible notes	17,902,638	—	—

Diluted	56,962,962	36,296,649	36,285,027

(1)	The basic weighted average number of shares excludes performance and restricted stock which have been issued, but have not vested as at December 31, 2010.

The calculation of diluted income (loss) per share attributable to common shareholders does not assume the exercise of stock options and awards or the conversion of convertible notes that would have an anti-dilutive effect on earnings per share.

Stock options and awards excluded from the calculation of diluted income (loss) per share attributable to common shareholders because they are anti-dilutive represented 190,000 for the year ended December 31, 2010 (2009 — 928,334; 2008 — 928,334).

Restricted stock excluded from the calculation of diluted income (loss) per share attributable to common shareholders because they are anti-dilutive represented nil for the year ended December 31, 2010 (2009 — 21,000; 2008 — 21,000).

Shares associated with the convertible notes excluded from the calculation of diluted income (loss) per share attributable to common shareholders because they are anti-dilutive represented nil for the year ended December 31, 2010 (2009 — 9,141,910; 2008 — 8,678,065).

Performance stock excluded from the calculation of diluted net income (loss) per share attributable to common shareholders because they are anti-dilutive represented nil for the year ended December 31, 2010 (2009 — 369,924; 2008 — 372,642).

Note 13.	Business Segment Information

The Company has three operating segments, the individual pulp mills that are aggregated into one reportable business segment, market pulp. Accordingly, the results presented are those of the one reportable business segment.

The pulp business is cyclical in nature and its market is affected by fluctuations in supply and demand in each cycle. These fluctuations have significant effect on the cost of materials and the eventual sales prices of products.

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of Euros, except per share data)

Note 13.	Business Segment Information — (Continued)

The following table presents net sales from continuing operations to external customers by geographic area based on location of the customer.

	2010	2009	2008

Germany	€278,348	€154,323	€198,340
China	196,022	146,613	131,412
Italy	56,301	44,616	56,487
Other European Union countries(1)	182,246	107,276	133,621
Other Asia	37,561	38,946	65,192
North America	92,628	68,213	78,718
Other countries	1,503	8,312	17,146

	844,609	568,299	680,916
Energy revenues	44,225	42,501	30,971
Third party transportation revenues	11,702	8,999	8,404

	€900,536	€619,799	€720,291

(1)	Not including Germany or Italy; includes new entrant countries to the European Union from their time of admission.

The following table presents total long-lived assets from continuing operations by geographic area based on location of the asset.

	2010	2009

Germany	€656,090	€689,545
Canada	190,648	178,941
Other	1,507	2,934

	€848,245	€871,420

In 2010, pulp sales to the Company’s largest customer amounted to approximately 15% (2009 — 10%; 2008 — 9%) of total pulp sales.

Note 14.	Financial Instruments

The fair value of financial instruments at December 31 is summarized as follows:

	2010		2009
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

Cash and cash equivalents	€99,022	€99,022	€51,291	€51,291
Investments	275	275	230	230
Receivables	121,709	121,709	71,143	71,143
Notes receivable	2,978	2,978	3,819	3,819
Accounts payable and accrued expenses	84,873	84,873	85,185	85,185
Debt	821,924	847,875	829,174	769,207
Interest rate derivative contracts — liability	50,973	50,973	52,873	52,873

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of Euros, except per share data)

Note 14.	Financial Instruments — (Continued)

Cash and Debt Instruments

Many of the Company’s transactions are denominated in foreign currencies, primarily the U.S. dollar. As a result of these transactions the Company and its subsidiaries has financial risk that the value of the Company’s financial instruments will vary due to fluctuations in foreign exchange rates.

The carrying value of cash and cash equivalents and accounts payable and accrued expenses approximates the fair value due to the immediate or short-term maturity of these financial instruments. The carrying value of receivables approximates the fair value due to their short-term nature and historical collectability. The fair value of notes receivable was estimated using discounted cash flows at prevailing market rates. The fair value of debt reflects recent market transactions and discounted cash flow estimate. See the Fair Value Measurement and Disclosures section for details on how the fair value of the interest rate derivative contracts was determined.

The Company uses interest rate derivatives to fix the rate of interest on indebtedness under the Stendal Loan Facilities and sometimes uses foreign exchange derivatives to convert some costs (including currency swaps relating to long-term indebtedness) from Euros to U.S. dollars. As at December 31, 2010, there were only interest rate derivative instruments in place and there were no foreign exchange derivatives outstanding. The interest rate derivative contracts are with a large European bank that is the largest holder of the Stendal Loan Facility and the Company does not anticipate non-performance.

	2010	2009	2008

Unrealized net gain (loss) on derivative financial instruments	€1,899	€(5,760)	€(25,228)

Energy Derivatives

The Company is also subject to price risk for electricity used in its manufacturing operations. During 2008, the Company entered into fixed electricity forward sales contracts in connection with the Stendal and Rosenthal mills electricity generation. The Company realized no gains for the years ended 2010, 2009, and 2008. The Company entered into the electricity forward sales contracts because it saw an opportunity to sell forward at opportunistic rates. No electricity forward sales were entered into in 2010. Although the Company does not currently have plans to enter into similar transactions, should similar situations present themselves, the Company may enter into similar electricity derivative contracts. As at December 31, 2010, the Company had no outstanding electricity derivative contracts. Gains from energy derivatives are included within “Operating costs” in the Consolidated Statement of Operations.

Interest Rate Derivatives

During 2004, the Company entered into certain variable-to-fixed interest rate swaps in connection with the Stendal mill with respect to an aggregate maximum amount of approximately €612,619 of the principal amount of the indebtedness under the Stendal Loan Facility. Currently, the aggregate notional amount of these contracts is €447,763 at a fixed interest rate of 5.28% and they mature October 2017 (which for the most part matches the maturity of the Stendal Loan Facility). The Company recognized an unrealized gain of €1,899, with respect to these interest rate swaps for the year ended December 31, 2010 (2009 — an unrealized loss of €5,760; 2008 — an unrealized loss of €25,228).

Foreign Exchange Derivatives

The Company did not enter into foreign exchange derivatives in 2010, 2009 and 2008.

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

The following table presents a summary of the Company’s outstanding financial instruments and their estimated fair values under the hierarchy defined in ASC 820:

Fair value measurements at December 31, 2010 using:
	Quoted prices	Significant
	in active	other	Significant
	markets for	observable	unobservable
	identical assets	inputs	inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total

Assets
Investments(a)	€275	€—	€—	€275

Liabilities
Derivatives(b)
— Interest rate swaps	€—	€50,973	€—	€50,973

(a)	Based on observable market data.
(b)	Based on observable inputs for the liability (interest rates and yield curves observable at specific intervals).

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of Euros, except per share data)

Note 15.	Lease Commitments

Minimum lease payments, primarily for various vehicles, and plant and equipment under capital and non-cancellable operating leases and the present value of net minimum payments at December 31, 2010 were as follows:

	Capital	Operating
	Leases	Leases

2011	€3,400	€3,287

2012	2,114	2,740
2013	799	1,551
2014	612	1,404
2015	667	1,387
Thereafter	1,556	3,287

Total	€9,148	€13,656

Less imputed interest	1,166

Total present value of minimum capitalized payments	7,982
Less current portion of capital lease obligations	3,240

Long-term capital lease obligations	€4,742

Rent expense under operating leases was €2,246 for 2010 (2009 — €1,218; 2008 — €1,011). The current portion of the capital lease obligations is included in accounts payable and accrued expenses and the long-term portion is included in capital leases and other in the Consolidated Balance Sheets.

Note 16.	Commitments and Contingencies

At December 31, 2010, the Company recorded a liability for environmental conservation expenditures of approximately €2,085. Management believes the liability amount recorded is sufficient.

The Company is required to pay certain fees based on water consumption levels at its German mills. Unpaid fees can be reduced by the mills’ demonstration of reduced environmental emissions. To the extent that the Company has not agreed with regulatory authorities for fee reductions, a liability for these water charges has been recognized.

The Company maintains industrial landfills on its premises for the disposal of waste, primarily from the mill’s pulp processing activities. The mills have obligations under their landfill permits to decommission these disposal facilities pursuant to the requirements of its local regulations.

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

The Company entered into certain minimum or fixed purchase commitments primarily related to the purchase of raw materials, none of which are individually material, that extend beyond 2011. Commitments under these contracts are approximately €1,000 in 2011.

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

Note 18.	Subsequent Events

In January and February 2011, approximately $1.9 million and $3.2 million of Subordinated Convertible Notes due January 2012 were converted into 565,757 and 959,391 shares, respectively.

The Company has previously commenced an arbitration proceeding with the general construction contractor of the Stendal mill for civil claims. On January 28, 2011, the Company acted upon a performance guarantee and received a pre-payment of approximately €10.0 million, which the Company treated as a contingent gain and accordingly was not accounted for as a reduction to property, plant and equipment prior to receipt. The ultimate settlement will be determined in an arbitration proceeding that remains ongoing.

On February 15, 2011, the Company redeemed for cash all of its outstanding 9.25% Senior Notes due 2013. As of February 15, 2011, the principal outstanding amount of the 2013 Notes was $20.5 million. The Notes were redeemed for a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest to, but not including, February 15, 2011. In total, the Company paid approximately €15.9 million in connection with the redemption of the Notes.

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of Euros, except per share data)

Note 19.	Restricted Group Supplemental Disclosure

The terms of the indentures governing our 9.25% senior unsecured notes and our 9.5% senior secured notes require that we provide the results of operations and financial condition of Mercer International Inc. and our restricted subsidiaries under the indenture, collectively referred to as the “Restricted Group”. As at and during the years ended December 31, 2010 and 2009, the Restricted Group was comprised of Mercer International Inc., certain holding subsidiaries and our Rosenthal and Celgar mills. The Restricted Group excludes the Stendal mill.

Combined Condensed Balance Sheets

	December 31, 2010
	Restricted	Unrestricted		Consolidated
	Group	Subsidiaries	Eliminations	Group

ASSETS
Current
Cash and cash equivalents	€50,654	€48,368	€—	€99,022
Receivables	70,865	50,844	—	121,709
Inventories	60,910	41,309	—	102,219
Prepaid expenses and other	6,840	4,520	—	11,360
Deferred income tax	22,570	—	—	22,570

Total current assets	211,839	145,041	—	356,880
Long-term assets
Property, plant and equipment	362,274	484,493	—	846,767
Deferred note issuance and other	6,903	4,179	—	11,082
Deferred income tax	—	—	—	—
Due from unrestricted group	80,582	—	(80,582)	—
Note receivable	1,346	—	—	1,346

Total assets	€662,944	€633,713	€(80,582)	€1,216,075

LIABILITIES
Current liabilities
Accounts payable and accrued expenses	€44,015	€40,858	€—	€84,873
Pension and other post-retirement benefit obligations	728	—	—	728
Debt	16,429	23,167	—	39,596

Total current liabilities	61,172	64,025	—	125,197
Long-term liabilities
Debt	273,473	508,855	—	782,328
Due to restricted group	—	80,582	(80,582)	—
Unrealized interest rate derivative losses	—	50,973	—	50,973
Pension and other post-retirement benefit obligations	24,236	—	—	24,236
Capital leases and other	7,154	4,856	—	12,010
Deferred income tax	7,768	—	—	7,768

Total liabilities	373,803	709,291	(80,582)	1,002,512

EQUITY
Total shareholders’ equity (deficit)	289,141	(53,073)	—	236,068
Noncontrolling interest (deficit)	—	(22,505)	—	(22,505)

Total liabilities and equity	€662,944	€633,713	€(80,582)	€1,216,075

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of Euros, except per share data)

Note 19.	Restricted Group Supplemental Disclosure — (Continued)

Combined Condensed Balance Sheets

	December 31, 2009
	Restricted	Unrestricted		Consolidated
	Group	Subsidiaries	Eliminations	Group

ASSETS
Current
Cash and cash equivalents	€20,635	€30,656	€—	€51,291
Receivables	34,588	36,555	—	71,143
Inventories	52,897	19,732	—	72,629
Prepaid expenses and other	3,452	2,419	—	5,871

Total current assets	111,572	89,362	—	200,934
Long-term assets
Property, plant and equipment	362,311	506,247	—	868,558
Deferred note issuance and other	3,388	4,798	—	8,186
Deferred income tax	3,426	—	—	3,426
Due from unrestricted group	72,553	—	(72,553)	—
Note receivable	2,727	—	—	2,727

Total assets	€555,977	€600,407	€(72,553)	€1,083,831

LIABILITIES
Current liabilities
Accounts payable and accrued expenses	€51,875	€33,310	€—	€85,185
Pension and other post-retirement benefit obligations	567	—	—	567
Debt	2,115	13,917	—	16,032

Total current liabilities	54,557	47,227	—	101,784
Long-term liabilities
Debt	276,604	536,538	—	813,142
Due to restricted group	—	72,553	(72,553)	—
Unrealized interest rate derivative losses	—	52,873	—	52,873
Pension and other post-retirement benefit obligations	17,902	—	—	17,902
Capital leases and other	6,667	5,490	—	12,157

Total liabilities	355,730	714,681	(72,553)	997,858

EQUITY
Total shareholders’ equity (deficit)	200,247	(77,025)	—	123,222
Noncontrolling interest (deficit)	—	(37,249)	—	(37,249)

Total liabilities and equity	€555,977	€600,407	€(72,553)	€1,083,831

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of Euros, except per share data)

Note 19.	Restricted Group Supplemental Disclosure — (Continued)

Combined Condensed Statements of Operations

	Year Ended December 31, 2010
	Restricted	Unrestricted		Consolidated
	Group	Subsidiaries	Eliminations	Group

Revenues
Pulp	€490,020	€366,291	€—	€856,311
Energy	15,145	29,080	—	44,225

	505,165	395,371	—	900,536

Operating costs	361,272	282,257	—	643,529
Operating depreciation and amortization	29,971	25,961	—	55,932
Selling, general and administrative expenses and other	20,231	13,101	—	33,332

	411,474	321,319	—	732,793

Operating income (loss)	93,691	74,052	—	167,743

Other income (expense)
Interest expense	(31,498)	(40,852)	4,729	(67,621)
Investment income (loss)	5,103	94	(4,729)	468
Foreign exchange gain (loss) on debt	(6,126)	—	—	(6,126)
Gain (loss) on extinguishment of debt	(7,494)	—	—	(7,494)
Gain (loss) on derivative instruments	—	1,899	—	1,899

Total other income (expense)	(40,015)	(38,859)	—	(78,874)

Income (loss) before income taxes	53,676	35,193	—	88,869
Income tax benefit (provision)	8,651	(2,772)	—	5,879

Net income (loss)	62,327	32,421	—	94,748
Less: net (income) loss attributable to noncontrolling interest	—	(8,469)	—	(8,469)

Net income (loss) attributable to common shareholders	€62,327	€23,952	€—	€86,279

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of Euros, except per share data)

Note 19.	Restricted Group Supplemental Disclosure — (Continued)

Combined Condensed Statements of Operations

	Year Ended December 31, 2009
	Restricted	Unrestricted		Consolidated
	Group	Subsidiaries	Eliminations	Group

Revenues
Pulp	€318,448	€258,850	€—	€577,298
Energy	15,183	27,318	—	42,501

	333,631	286,168	—	619,799

Operating costs	312,029	239,752	—	551,781
Operating depreciation and amortization	27,453	26,466	—	53,919
Selling, general and administrative expenses and other	15,049	11,849	—	26,898

	354,531	278,067	—	632,598

Operating income (loss)	(20,900)	8,101	—	(12,799)

Other income (expense)
Interest expense	(27,351)	(41,932)	4,513	(64,770)
Investment income (loss)	5,002	(2,293)	(4,513)	(1,804)
Foreign exchange gain (loss) on debt	2,692	—	—	2,692
Gain (loss) on extinguishment of debt	4,447	—	—	4,447
Gain (loss) on derivative instruments	—	(5,760)	—	(5,760)

Total other income (expense)	(15,210)	(49,985)	—	(65,195)

Income (loss) before income taxes	(36,110)	(41,884)	—	(77,994)
Income tax benefit (provision)	183	5,686	—	5,869

Net income (loss)	(35,927)	(36,198)	—	(72,125)
Less: net (income) loss attributable to noncontrolling interest	—	9,936	—	9,936

Net income (loss) attributable to common shareholders	€(35,927)	€(26,262)	€—	€(62,189)

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of Euros, except per share data)

Note 19.	Restricted Group Supplemental Disclosure — (Continued)

Combined Condensed Statements of Operations

	Year Ended December 31, 2008
	Restricted	Unrestricted		Consolidated
	Group	Subsidiaries	Eliminations	Group

Revenues
Pulp	€400,969	€288,351	€—	€689,320
Energy	12,119	18,852	—	30,971

	413,088	307,203	—	720,291

Operating costs	369,923	257,010	—	626,933
Operating depreciation and amortization	28,589	26,895	—	55,484
Selling, general and administrative expenses and other	16,973	7,572	—	24,545

	415,485	291,477	—	706,962

Operating income (loss)	(2,397)	15,726	—	13,329

Other income (expense)
Interest expense	(27,027)	(43,117)	4,388	(65,756)
Investment income (loss)	6,834	(3,620)	(4,388)	(1,174)
Foreign exchange gain (loss) on debt	(4,114)	(120)	—	(4,234)
Gain (loss) on derivative instruments	—	(25,228)	—	(25,228)

Total other income (expense)	(24,307)	(72,085)	—	(96,392)

Income (loss) before income taxes	(26,704)	(56,359)	—	(83,063)
Income tax benefit (provision)	(3,728)	1,251	—	(2,477)

Net income (loss)	(30,432)	(55,108)	—	(85,540)
Less: net (income) loss attributable to noncontrolling interest	—	13,075	—	13,075

Net income (loss) attributable to common shareholders	€(30,432)	€(42,033)	€—	€(72,465)

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of Euros, except per share data)

Note 19.	Restricted Group Supplemental Disclosure — (Continued)

Combined Condensed Statements of Cash Flows

	Year Ended December 31, 2010
	Restricted	Unrestricted	Consolidated
	Group	Group	Group

Cash flows from (used in) operating activities
Net income (loss) attributable to common shareholders	€62,327	€23,952	€86,279
Adjustments to reconcile net income (loss) attributable to common shareholders to cash flows from operating activities
Loss (gain) on derivative instruments	—	(1,899)	(1,899)
Foreign exchange (gain) loss on debt	6,126	—	6,126
Loss (gain) on extinguishment of debt	7,494	—	7,494
Depreciation and amortization	30,270	25,961	56,231
Accretion expense (income)	2,492	—	2,492
Noncontrolling interest	—	8,469	8,469
Deferred income taxes	(9,760)	—	(9,760)
Stock compensation expense	2,394	—	2,394
Pension and other post-retirement expense, net of funding	418	—	418
Other	2,519	2,671	5,190
Changes in current assets and liabilities
Receivables	(25,913)	(14,125)	(40,038)
Inventories	(2,885)	(21,577)	(24,462)
Accounts payable and accrued expenses	(10,304)	7,215	(3,089)
Other(1)	(10,597)	6,031	(4,566)

Net cash from (used in) operating activities	54,581	36,698	91,279
Cash flows from (used in) investing activities
Purchase of property, plant and equipment	(34,675)	(3,625)	(38,300)
Proceeds on sale of property, plant and equipment	251	887	1,138
Cash, restricted	—	—	—
Note receivable	1,113	—	1,113

Net cash from (used in) investing activities	(33,311)	(2,738)	(36,049)
Cash flows from (used in) financing activities
Repayment of notes payable and debt	(220,681)	(13,917)	(234,598)
Repayment of capital lease obligations	(589)	(2,331)	(2,920)
Proceeds from borrowings of notes payable and debt	222,193	—	222,193
Proceeds from (repayment of) credit facilities, net	(2,660)	—	(2,660)
Proceeds from government grants	17,952	—	17,952
Payment of deferred note issuance costs	(6,095)	—	(6,095)

Net cash from (used in) financing activities	10,120	(16,248)	(6,128)
Effect of exchange rate changes on cash and cash equivalents	(1,371)	—	(1,371)

Net increase (decrease) in cash and cash equivalents	30,019	17,712	47,731
Cash and cash equivalents, beginning of period	20,635	30,656	51,291

Cash and cash equivalents, end of period	€50,654	€48,368	€99,022

(1)	Includes intercompany working capital related transactions.

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of Euros, except per share data)

Note 19.	Restricted Group Supplemental Disclosure — (Continued)

Combined Condensed Statements of Cash Flows

	Year Ended December 31, 2009
	Restricted	Unrestricted	Consolidated
	Group	Group	Group

Cash flows from (used in) operating activities
Net income (loss) attributable to common shareholders	€(35,927)	€(26,262)	€(62,189)
Adjustments to reconcile net income (loss) attributable to common shareholders to cash flows from operating activities
Loss (gain) on derivative instruments	—	5,760	5,760
Foreign exchange (gain) loss on debt	(2,692)	—	(2,692)
Loss (gain) on extinguishment of debt	(4,447)	—	(4,447)
Depreciation and amortization	27,704	26,466	54,170
Accretion expense (income)	181	—	181
Noncontrolling interest	—	(9,936)	(9,936)
Deferred income taxes	(176)	(5,827)	(6,003)
Stock compensation expense	455	—	455
Pension and other post-retirement expense, net of funding	282	—	282
Other	934	1,548	2,482
Changes in current assets and liabilities
Receivables	26,140	5,767	31,907
Inventories	13,234	18,924	32,158
Accounts payable and accrued expenses	5,839	(8,789)	(2,950)
Other(1)	(18,265)	16,406	(1,859)

Net cash from (used in) operating activities	13,262	24,057	37,319
Cash flows from (used in) investing activities
Purchase of property, plant and equipment	(26,839)	(1,989)	(28,828)
Proceeds on sale of property, plant and equipment	158	278	436
Cash, restricted	—	13,000	13,000
Note receivable	152	—	152

Net cash from (used in) investing activities	(26,529)	11,289	(15,240)
Cash flows from (used in) financing activities
Repayment of notes payable and debt	(10,000)	(16,499)	(26,499)
Repayment of capital lease obligations	(680)	(2,498)	(3,178)
Proceeds from borrowings of notes payable and debt	13,511	—	13,511
Proceeds from (repayment of) credit facilities, net	(4,272)	—	(4,272)
Proceeds from government investment grants	9,058	—	9,058
Payment of deferred note issuance costs	—	(1,969)	(1,969)

Net cash from (used in) financing activities	7,617	(20,966)	(13,349)
Effect of exchange rate changes on cash and cash equivalents	109	—	109

Net increase (decrease) in cash and cash equivalents	(5,541)	14,380	8,839
Cash and cash equivalents, beginning of period	26,176	16,276	42,452

Cash and cash equivalents, end of period	€20,635	€30,656	€51,291

(1)	Includes intercompany working capital related transactions.

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of Euros, except per share data)

Note 19.	Restricted Group Supplemental Disclosure — (Continued)

Combined Condensed Statement of Cash Flows

	Year Ended December 31, 2008
	Restricted	Unrestricted	Consolidated
	Group	Group	Group

Cash flows from (used in) operating activities
Net income (loss) attributable to common shareholders	€(30,432)	€(42,033)	€(72,465)
Adjustments to reconcile net income (loss) attributable to common shareholders to cash flows from operating activities
Loss (gain) on derivative instruments	—	25,228	25,228
Foreign exchange (gain) loss on debt	4,114	120	4,234
Depreciation and amortization	28,868	26,894	55,762
Noncontrolling interest	—	(13,075)	(13,075)
Deferred income taxes	3,464	(1,488)	1,976
Stock compensation expense	264	—	264
Pension and other post-retirement expense, net of funding	(758)	—	(758)
Inventory provisions	8,637	2,635	11,272
Other	2,046	979	3,025
Changes in current assets and liabilities
Receivables	(24,427)	9,616	(14,811)
Inventories	(12,207)	(1,124)	(13,331)
Accounts payable and accrued expenses	861	(1,952)	(1,091)
Other(1)	(2,321)	4,225	1,904

Net cash from (used in) operating activities	(21,891)	10,025	(11,866)
Cash flows from (used in) investing activities
Purchase of property, plant and equipment	(20,776)	(4,928)	(25,704)
Proceeds on sale of property, plant and equipment	189	1,811	2,000
Cash, restricted	—	20,000	20,000
Note receivable	5,708	—	5,708

Net cash from (used in) investing activities	(14,879)	16,883	2,004
Cash flows from (used in) financing activities
Repayment of notes payable and debt	—	(34,023)	(34,023)
Repayment of capital lease obligations	(1,226)	(2,086)	(3,312)
Proceeds from (repayment of) credit facilities, net	5,837	—	5,837
Proceeds from government investment grants	266	—	266

Net cash from (used in) financing activities	4,877	(36,109)	(31,232)
Effect of exchange rate changes on cash and cash equivalents	(1,302)	—	(1,302)

Net increase (decrease) in cash and cash equivalents	(33,195)	(9,201)	(42,396)
Cash and cash equivalents, beginning of period	59,371	25,477	84,848

Cash and cash equivalents, end of period	€26,176	€16,276	€42,452

(1)	Includes intercompany working capital related transactions.

SUPPLEMENTARY FINANCIAL INFORMATION (UNAUDITED)
Quarterly Financial Data
(Thousands of Euros, except per share amounts)

	Quarter Ended
	March 31	June 30	September 30	December 31

2010
Revenues	€180,252	€240,224	€234,418	€245,642
Gross profit	18,024	47,888	51,411	50,420
Net income (loss) attributable to common shareholders	(7,546)	12,401	46,135	35,289
Net income (loss) per share attributable to common shareholders*	(0.21)	0.23	0.82	0.63
2009
Revenues	€139,572	€158,884	€156,231	€165,112
Gross profit	(12,413)	(9,736)	(493)	9,843
Net income (loss) attributable to common shareholders	(39,350)	(11,476)	(14,112)	2,749
Net income (loss) per share attributable to common shareholders*	(1.08)	(0.32)	(0.39)	0.07

*	On a diluted basis

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mercer International Inc.

Dated: February 17, 2011	By: /s/ Jimmy S.H. Lee Jimmy S.H. Lee Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Jimmy S.H. Lee Jimmy S.H. Lee Chairman, Chief Executive Officer and Director	Date: February 17, 2011

/s/ David M. Gandossi David M. Gandossi Secretary, Executive Vice President, Chief Financial Officer and Principal Accounting Officer	Date: February 17, 2011

/s/ Kenneth A. Shields Kenneth A. Shields Director	Date: February 17, 2011

/s/ Eric Lauritzen Eric Lauritzen Director	Date: February 17, 2011

/s/ William D. McCartney William D. McCartney Director	Date: February 17, 2011

/s/ Graeme A. Witts Graeme A. Witts Director	Date: February 17, 2011

/s/ Guy W. Adams Guy W. Adams Director	Date: February 17, 2011

/s/ George Malpass George Malpass Director	Date: February 17, 2011

EXHIBIT INDEX

Exhibit
No.		Description of Exhibit

2.1		Agreement and Plan of Merger among Mercer International Inc., Mercer International Regco Inc. and Mercer Delaware Inc. dated December 14, 2005. Incorporated by reference to the Proxy Statement/Prospectus filed on December 15, 2005.
3.1		Articles of Incorporation of the Company, as amended. Incorporated by reference from Form 8-A dated March 1, 2006.
3.2		Bylaws of the Company. Incorporated by reference from Form 8-A dated March 1, 2006.
4.1		Indenture dated as of December 10, 2004 between Mercer International Inc. and Wells Fargo Bank, National Association. Incorporated by reference from Form S-3 filed December 10, 2004.
4.2		First Supplemental Indenture dated February 14, 2005 to Indenture dated December 10, 2004 between Mercer International Inc. and Wells Fargo Bank, National Association. Incorporated by reference from Form 8-K dated February 17, 2005.
4.3		Indenture dated as of December 10, 2009 between Mercer International Inc. and Wells Fargo Bank, National Association. Incorporated by reference from Form 8-K dated December 11, 2009.
4.4		Second Supplemental Indenture dated as of November 16, 2010 to the Indenture dated December 10, 2004 between Mercer International Inc. and Wells Fargo Bank, National Association. Incorporated by reference from Form 8-K dated November 19, 2010.
4.5		Indenture dated as of November 17, 2010 between Mercer International Inc. and Wells Fargo Bank, National Association. Incorporated by reference from Form 8-K dated November 19, 2010.
4.6		Registration Rights Agreement among Mercer International Inc. and RBC Capital Markets, LLC and Credit Suisse Securities (USA) LLC dated November 17, 2010. Incorporated by reference from Form 8-K dated November 19, 2010.
10	.1*	Project Financing Facility Agreement dated August 26, 2002 between Zellstoff Stendal GmbH and Bayerische Hypo-und Vereinsbank AG, as amended by Amendment, Restatement and Undertaking Agreement dated January 31, 2009.
10.2		Shareholders’ Undertaking Agreement dated August 26, 2002 among Mercer International Inc., Stendal Pulp Holdings GmbH, RWE Industrie-Lösungen GmbH, AIG Altmark Industrie AG and FAHR Beteiligungen AG and Zellstoff Stendal GmbH and Bayerische Hypo-und Vereinsbank AG. Incorporated by reference from Form 8-K dated September 10, 2002.
10	.3*	Shareholders’ Agreement dated August 26, 2002 among Zellstoff Stendal GmbH, Stendal Pulp Holdings GmbH, RWE Industrie-Lösungen GmbH and FAHR Beteiligungen AG.
10	.4*	Contract for the Engineering, Design, Procurement, Construction, Erection and Start-Up of a Kraft Pulp Mill between Zellstoff Stendal GmbH and RWE Industrie-Lösungen GmbH dated August 26, 2002. Certain non-public information has been omitted from the appendices to Exhibit 10.4 pursuant to a request for confidential treatment filed with the SEC. Such non-public information was filed with the SEC on a confidential basis. The SEC approved the request for confidential treatment in January 2004.
10	.5*	Form of Trustee’s Indemnity Agreement between Mercer International Inc. and its Trustees.
10.6		Employment Agreement dated for reference August 7, 2003 between Mercer International Inc. and David Gandossi. Incorporated by reference from Form 8-K dated August 11, 2003.
10.7		Employment Agreement effective as of April 28, 2004 between Mercer International Inc. and Jimmy S.H. Lee. Incorporated by reference from Form 8-K dated April 28, 2004.
10.8		2004 Stock Incentive Plan. Incorporated by reference from Form S-8 dated June 15, 2004.
10.9		2010 Stock Incentive Plan. Incorporated by reference from Form S-8 dated June 11, 2010.
10.10		Employment Agreement dated October 2, 2006 between Stendal Pulp Holding GmbH and Wolfram Ridder. Incorporated by reference from Form 8-K dated October 2, 2006.
10	.11*	Employment Agreement effective September 25, 2006 between Mercer International Inc. and Claes-Inge Isacson dated December 5, 2008.

Exhibit
No.		Description of Exhibit

10.12		Employment Agreement effective September 1, 2005 between Mercer International Inc. and Leonhard Nossol dated August 18, 2005. Incorporated by reference from Form 10-Q dated May 6, 2008.
10	.13*	Electricity Purchase Agreement effective January 27, 2009 between Zellstoff Celgar Limited Partnership and British Columbia Hydro and Power Authority. Certain non-public information has been omitted from the appendices to Exhibit 10.13 pursuant to a request for confidential treatment filed with the SEC. Such non-public information was filed with the SEC on a confidential basis. The SEC approved the request for confidential treatment in March 2009.
10.14		Revolving Credit Facility Agreement dated August 19, 2009 among D&Z Holding GmbH, Zellstoff-und Papierfabrik Rosenthal GmbH, D&Z Beteiligungs GmbH and ZPR Logistik GmbH and Bayerische Hypo-und Vereinsbank AG. Incorporated by reference from Form 8-K dated August 24, 2009.
10.15		Loan Agreement dated August 19, 2009 among Zellstoff-und Papierfabrik Rosenthal GmbH, as borrower, and Bayerische Hypo-und Vereinsbank Aktiengesellschaft, as lender. Incorporated by reference from Form 8-K dated August 24, 2009.
10.16		Amended and Restated Credit Agreement dated as of November 27, 2009 among Zellstoff Celgar Limited Partnership, as borrower, and the lenders from time to time parties thereto, as lenders, and CIT Business Credit Canada Inc., as agent. Incorporated by reference from Form 8-K dated November 30, 2009.
14		Code of Business Conduct and Ethics. Incorporated by reference from the definitive proxy statement on Schedule 14A dated August 11, 2003.
99.1		Audit Committee Charter. Incorporated by reference from the definitive proxy statement on Schedule 14A dated April 28, 2005.
99.2		Governance and Nominating Committee Charter. Incorporated by reference from the definitive proxy statement on Schedule 14A dated April 28, 2004.
99.3		Exchange Agreement dated November 25, 2009 between Mercer International Inc. and IAT Reinsurance Co. Ltd. Incorporated by reference from Form 8-K filed November 27, 2009.
99.4		Exchange Agreement dated November 25, 2009 between Mercer International Inc. and Alden Global Distressed Opportunities Fund L.P. Incorporated by reference from Form 8-K filed November 27, 2009.
99.5		Exchange Agreement dated November 25, 2009 between Mercer International Inc. and Greenlight Capital Qualified LP, Greenlight Capital LP and Greenlight Capital Offshore Partners. Incorporated by reference from Form 8-K filed November 27, 2009.
21		List of Subsidiaries of Registrant.
23.1		Consent of Independent Registered Chartered Accountants — PricewaterhouseCoopers LLP.
31.1		Section 302 Certificate of Chief Executive Officer.
31.2		Section 302 Certificate of Chief Financial Officer.
32	.1**	Section 906 Certificate of Chief Executive Officer.
32	.2**	Section 906 Certificate of Chief Financial Officer.

*	Filed in Form 10-K for prior years.

**	In accordance with Release 33-8212 of the SEC, these Certifications: (i) are “furnished” to the SEC and are not “filed” for the purposes of liability under the Exchange Act; and (ii) are not to be subject to automatic incorporation by reference into any of the Company’s registration statements filed under the Securities Act for the purposes of liability thereunder or any offering memorandum, unless the Company specifically incorporates them by reference therein.