Form 10-Q
period 2011-03-31
MERCER INTERNATIONAL INC.
filed 2011-05-09
CIK 1333274

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
The Registrant had 45,790,343 shares of common stock outstanding as at May 6, 2011.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
INTERIM CONSOLIDATED BALANCE SHEETS
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
INTERIM CONSOLIDATED STATEMENTS OF RETAINED EARNINGS (DEFICIT)
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
MERCER INTERNATIONAL INC.
INTERIM CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011
(Unaudited)
FORM 10-Q
QUARTERLY REPORT — PAGE 2

MERCER INTERNATIONAL INC.
INTERIM CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands of Euros)

	March 31,	December 31,
	2011	2010
ASSETS
Current assets
Cash and cash equivalents	€123,241	€99,022
Receivables	112,991	121,709
Inventories (Note 4)	96,408	102,219
Prepaid expenses and other	10,787	11,360
Deferred income tax	22,414	22,570

Total current assets	365,841	356,880

Long-term assets
Property, plant and equipment	830,095	846,767
Deferred note issuance and other	10,461	11,082
Note receivable	890	1,346

	841,446	859,195

Total assets	€1,207,287	€1,216,075

LIABILITIES
Current liabilities
Accounts payable and accrued expenses	€108,765	€84,873
Pension and other post-retirement benefit obligations (Note 7)	703	728
Debt (Note 5)	45,393	39,596

Total current liabilities	154,861	125,197

Long-term liabilities
Debt (Note 5)	713,422	782,328
Unrealized interest rate derivative losses (Notes 6 and 9)	38,730	50,973
Pension and other post-retirement benefit obligations (Note 7)	23,412	24,236
Capital leases and other	11,607	12,010
Deferred income tax	7,947	7,768

	795,118	877,315

Total liabilities	€949,979	€1,002,512

EQUITY
Shareholders’ equity
Share capital (Note 8)	227,588	219,211
Paid-in capital	(5,877)	(3,899)
Retained earnings (deficit)	18,097	(10,956)
Accumulated other comprehensive income	35,458	31,712

Total shareholders’ equity	275,266	236,068

Noncontrolling interest (deficit)	(17,958)	(22,505)

Total equity	257,308	213,563

Total liabilities and equity	€1,207,287	€1,216,075

Commitments and contingencies (Note 10)
Subsequent Events (Note 11)
The accompanying notes are an integral part of these interim consolidated financial statements.
FORM 10-Q
QUARTERLY REPORT — PAGE 3

MERCER INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands of Euros, except per share data)

	Three Months Ended
	March 31,
	2011	2010

Revenues
Pulp	€210,458	€171,121
Energy	13,677	9,131

	224,135	180,252
Costs and expenses
Operating costs	163,355	140,409
Operating depreciation and amortization	14,076	13,724

	46,704	26,119
Selling, general and administrative expenses	10,230	8,095
Purchase (sale) of emission allowances	(170)	—

Operating income (loss)	36,644	18,024

Other income (expense)
Interest expense	(15,906)	(16,423)
Investment income (loss)	327	94
Foreign exchange gain (loss) on debt	1,111	(5,231)
Gain (loss) on extinguishment of debt (Note 5)	—	(929)
Gain (loss) on derivative instruments (Note 6)	12,243	(6,546)

Total other income (expense)	(2,225)	(29,035)

Income (loss) before income taxes	34,419	(11,011)
Income tax benefit (provision) – current	(819)	(204)
– deferred	—	—

Net income (loss)	33,600	(11,215)
Less: net loss (income) attributable to noncontrolling interest	(4,547)	3,669

Net income (loss) attributable to common shareholders	€29,053	€(7,546)

Net income (loss) per share attributable to common shareholders (Note 3)
Basic	€0.66	€(0.21)

Diluted	€0.52	€(0.21)

The accompanying notes are an integral part of these interim consolidated financial statements.
FORM 10-Q
QUARTERLY REPORT — PAGE 4

MERCER INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF RETAINED EARNINGS (DEFICIT)
(Unaudited)
(In thousands of Euros)

	Three Months Ended
	March 31,
	2011	2010

Net income (loss) attributable to common shareholders	€29,053	€(7,546)
Retained earnings (deficit), beginning of period	(10,956)	(97,235)

Retained earnings (deficit), end of period	€18,097	€(104,781)

INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands of Euros)

	Three Months Ended
	March 31,
	2011	2010

Net income (loss)	€33,600	€(11,215)

Other comprehensive income (loss), net of taxes
Foreign currency translation adjustment	3,464	7,632
Pension income (expense)	276	(366)
Unrealized gains (losses) on securities arising during the period	6	6

Other comprehensive income (loss), net of taxes	3,746	7,272

Total comprehensive income (loss)	37,346	(3,943)
Comprehensive (income) loss attributable to noncontrolling interest	(4,547)	3,669

Comprehensive income (loss) attributable to common shareholders	€32,799	€(274)

The accompanying notes are an integral part of these interim consolidated financial statements.
FORM 10-Q
QUARTERLY REPORT — PAGE 5

MERCER INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands of Euros)

	Three Months Ended
	March 31,
	2011	2010
Cash flows from (used in) operating activities
Net income (loss) attributable to common shareholders	€29,053	€(7,546)
Adjustments to reconcile net income (loss) attributable to common shareholders to cash flows from operating activities
Loss (gain) on derivative instruments	(12,243)	6,546
Foreign exchange (gain) loss on debt	(1,111)	5,231
Loss (gain) on extinguishment of debt	—	929
Depreciation and amortization	14,138	13,821
Accretion expense (income)	470	431
Noncontrolling interest	4,547	(3,669)
Stock compensation expense	2,068	506
Pension and other post-retirement expense, net of funding	(14)	194
Other	684	1,003
Changes in current assets and liabilities
Receivables	7,177	(17,144)
Inventories	4,313	(5,259)
Accounts payable and accrued expenses	25,388	7,955
Other	359	(1,281)

Net cash from (used in) operating activities	74,829	1,717

Cash flows from (used in) investing activities
Purchase of property, plant and equipment	(8,069)	(5,850)
Proceeds on sale of property, plant and equipment	353	387
Note receivable	396	(84)

Net cash from (used in) investing activities	(7,320)	(5,547)

Cash flows from (used in) financing activities
Repayment of notes payable and debt	(30,351)	(8,250)
Repayment of capital lease obligations	(855)	(1,004)
Proceeds from (repayment of) credit facilities, net	(14,652)	—
Proceeds from government grants	4,112	9,415

Net cash from (used in) financing activities	(41,746)	161

Effect of exchange rate changes on cash and cash equivalents	(1,544)	1,070

Net increase (decrease) in cash and cash equivalents	24,219	(2,599)
Cash and cash equivalents, beginning of period	99,022	51,291

Cash and cash equivalents, end of period	€123,241	€48,692

Supplemental disclosure of cash flow information
Cash paid during the period for
Interest	€6,514	€14,429
Income taxes	301	102
Supplemental schedule of non-cash investing and financing activities
Acquisition of production and other equipment under capital lease obligations	€310	€212
Decrease (increase) in accounts payable relating to investing activities	55	(983)
The accompanying notes are an integral part of these interim consolidated financial statements.
FORM 10-Q
QUARTERLY REPORT — PAGE 6

MERCER INTERNATIONAL INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands of Euros, except per share data)
Note 1. The Company and Summary of Significant Accounting Policies
Basis of Presentation
The interim consolidated financial statements contained herein include the accounts of Mercer International Inc. (“Mercer Inc.”) and its wholly-owned and majority-owned subsidiaries (collectively the “Company”). The Company’s shares of common stock are quoted and listed for trading on both the NASDAQ Global Market and the Toronto Stock Exchange.
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
There were no recently implemented accounting standards that had an impact on the Company’s financial statements.
Note 2. Stock-Based Compensation
In June 2010, the Company adopted a new stock incentive plan (the “2010 Plan”) which provides for options, restricted stock rights, restricted stock, performance shares, performance share units and stock appreciation rights to be awarded to employees, consultants and non-employee directors. As at March 31, 2011, after factoring in all allocated stock, there remain approximately 1.2 million common shares available for grant pursuant to the 2010 Plan.
Performance Stock
Grants of performance stock comprise rights to receive stock at a future date that are contingent on the Company and the grantee achieving certain performance objectives.
In February 2011, the Company awarded a total of 812,573 potential stock based performance awards to employees of the Company, the majority of which vest using a partial vesting schedule between 2014 and 2016; 50% are scheduled to vest on January 1, 2014, 25% are scheduled to vest on January 1, 2015, and the remaining 25% are scheduled to vest on January 1, 2016. There were nil performance stock which had vested, forfeited, or been cancelled during the three months ended March 31, 2011. Expense recognized for the three month period ended March 31, 2011 was €521. Performance stock are expensed each reporting period based on their fair value, which is then amortized to reflect the time elapsed in the vesting period. The fair value of the performance stock is determined based upon the targeted number of shares awarded and the quoted price of the Company’s stock at the reporting date. The target number of shares is determined using management’s best estimate. The final determination of the number of shares to be granted will be determined by the Board of Directors.
Between February and March 2011, the Company granted and issued a total of 474,728 shares of common stock for stock based performance awards, which were originally awarded in 2008 and had vested on December 31, 2010. Pursuant to the accounting guidance in FASB’s Accounting Standards Codification No. 718, Compensation – Stock Compensation, the Company adjusted the number of performance units awarded to employees to the number granted by the Board of Directors, and accordingly adjusted compensation cost based on the fair value of Mercer’s common stock at the grant date. As a result, the Company recognized approximately €1,420 associated with the final determination of these performance shares. The fair value of these performance shares was determined based upon the number of shares granted and the quoted price of the Company’s stock at the grant date.
FORM 10-Q
QUARTERLY REPORT — PAGE 8

MERCER INTERNATIONAL INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands of Euros, except per share data)
Note 2. Stock-Based Compensation (continued)
Restricted Stock
The fair value of restricted stock is determined based upon the number of shares granted and the quoted price of the Company’s stock on the date of grant. Restricted stock generally vests over a one-year period, except as noted below. Expense is recognized on a straight-line basis over the vesting period.
During the three months ended March 31, 2011, 200,000 restricted stock awards were granted to the Chief Executive Officer of the Company, which vest in equal amounts over a five-year period commencing in 2012.
There were no restricted stock awards cancelled or forfeited during the three-month period ended March 31, 2011. As at March 31, 2011, the total number of unvested restricted stock was 256,000 (2010 – 21,000).
Expense recognized for the three-month period ended March 31, 2011 was €127 (2010 – €3). As at March 31, 2011, the total remaining unrecognized compensation cost related to restricted stock amounted to approximately €1,781 (2010 – €4), which will be amortized over the remaining vesting periods.
Stock Options
During the three-month periods ended March 31, 2011 and 2010, no options were granted, exercised or cancelled and 15,000 options expired (2010 – 738,334). The aggregate intrinsic value of options outstanding and currently exercisable as at March 31, 2011 was $7.03 per option.
Stock compensation expense recognized for stock options for the three-month period ended March 31, 2011 was €nil (2010 – €nil). All stock options have fully vested.
FORM 10-Q
QUARTERLY REPORT — PAGE 9

MERCER INTERNATIONAL INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands of Euros, except per share data)
Note 3. Net Income (Loss) Per Share Attributable to Common Shareholders

	Three Months Ended
	March 31,
	2011	2010
Net income (loss) attributable to common shareholders – basic	€29,053	€(7,546)
Interest on convertible notes, net of tax	403	—

Net income (loss) attributable to common shareholders – diluted	€29,456	€(7,546)

Net income (loss) per share attributable to common shareholders
Basic	€0.66	€(0.21)

Diluted	€0.52	€(0.21)

Weighted average number of common shares outstanding:
Basic(1)	44,076,427	36,320,190
Effect of dilutive instruments:
Performance rights	330,977	—
Restricted stock	76,979	—
Stock options and awards	72,197	—
Convertible notes	12,440,562	—

Diluted	56,997,142	36,320,190

(1)	The basic weighted average number of shares excludes performance and restricted stock which have been issued, but have not vested as at March 31, 2011 and 2010.
The calculation of diluted net income (loss) per share attributable to common shareholders does not assume the exercise of any instruments that would have an anti-dilutive effect on earnings per share.
Performance stock, restricted stock, stock options and awards, and shares associated with the convertible notes excluded from the calculation of diluted income (loss) per share attributable to common shareholders because they were anti-dilutive represented 375,586, 21,000, 190,000 and 20,227,893 shares, respectively, for the three-month period ended March 31, 2010.
Note 4. Inventories

	March 31, 2011	December 31, 2010
Raw materials	€36,392	€47,179
Finished goods	31,052	27,127
Work in process and other	28,964	27,913

	€96,408	€102,219

FORM 10-Q
QUARTERLY REPORT — PAGE 10

MERCER INTERNATIONAL INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands of Euros, except per share data)
Note 5. Debt
Debt consists of the following:

	March 31, 2011	December 31, 2010
Note payable to bank, included in a total loan credit facility of €827,950 to finance the construction related to the Stendal mill (a)	€486,074	€500,657
Senior notes due February 2013, interest at 9.25% accrued and payable semi-annually, unsecured (b)	—	15,341
Senior notes due December 2017, interest at 9.50% accrued and payable semi-annually, unsecured (c)	211,536	224,031
Subordinated convertible notes due January 2012, interest at 8.5% accrued and payable semi-annually (d)	26,138	31,707
Credit agreement with a lender with respect to a revolving credit facility of C$40 million (e)	—	15,016
Loan payable to the noncontrolling shareholder of the Stendal mill (f)	31,804	31,365
Credit agreement with a bank with respect to a revolving credit facility of €25,000 (g)	—	—
Investment loan agreement with a lender with respect to the wash press project at the Rosenthal mill of €4,351 (h)	3,263	3,807
Credit agreement with a bank with respect to a revolving credit facility of €3,500 (i)	—	—

	758,815	821,924
Less: current portion	(45,393)	(39,596)

Debt, less current portion	€713,422	€782,328

The Company made principal repayments under these facilities of €30,351 during the three months ended March 31, 2011 (2010 — €8,250). As of March 31, 2011, the principal maturities of debt are as follows:

Matures	Amount

2011	€9,126
2012(1)	51,810
2013	41,088
2014	40,544
2015	44,000
Thereafter	572,247

€758,815

(1)	Including subordinated convertible notes due 2012 of €26,138 recorded as current debt as at March 31, 2011.
Certain of the Company’s debt instruments were issued under an indenture which, among other things, restricts its ability and the ability of its restricted subsidiaries to make certain payments. These limitations are subject to other important qualifications and exceptions. As at March 31, 2011, the Company was in compliance with the terms of the indenture.
FORM 10-Q
QUARTERLY REPORT — PAGE 11

MERCER INTERNATIONAL INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands of Euros, except per share data)
Note 5. Debt (continued)
(a)
Note payable to bank, included in a total loan facility of €827,950 to finance the construction related to the Stendal mill (“Stendal Loan Facility”), interest at rates varying from Euribor plus 0.90% to Euribor plus 1.58% (rates on amounts of borrowing at March 31, 2011 range from 2.43% to 3.22%), principal due in required installments beginning September 30, 2006 until September 30, 2017, collateralized by the assets of the Stendal mill, with 48% and 32% guaranteed by the Federal Republic of Germany and the State of Saxony-Anhalt, respectively, of up to €433,573 of outstanding principal, subject to a debt service reserve account required to pay amounts due in the following twelve months under the terms of the Stendal Loan Facility; payment of dividends is only permitted if certain cash flow requirements are met.

On March 13, 2009, the Company finalized an agreement with its lenders to amend its Stendal Loan Facility. The amendment deferred approximately €164,000 of scheduled principal payments until the maturity date, September 30, 2017. The amendment also provided for a 100% cash sweep, referred to as the “Cash Sweep”, of any cash, in excess of a €15,000 working capital reserve and the Guarantee Amount as described in Note 10, held by Stendal which will be used first to fund the debt service reserve account to a level sufficient to service the amounts due and payable under the Stendal Loan Facility during the then following 12 months, or “Fully Funded”, and second to prepay the deferred principal amounts. As at March 31, 2011, the debt service reserve balance was approximately €7,000. Effective April 1, 2011, the debt service reserve balance was increased to approximately €28,300.

(b)	In February 2005, the Company issued $310 million of senior notes due February 2013 (“2013 Notes”), which bore interest at 9.25% accrued and payable semi-annually, and were unsecured.

On November 17, 2010, the Company used the proceeds from a private offering of $300 million senior notes due 2017, described in Note 5(c) below and cash on hand to complete a tender offer to repurchase approximately $289 million aggregate principal amount of its 2013 Notes. Pursuant to the FASB’s Accounting Standards Codification No. 405, Liabilities — Extinguishment of Liabilities (“ASC 405-20”), the Company concluded that the tendering of the 2013 Notes met the definition of a debt extinguishment. In connection with this tender offer and pursuant to FASB’s Accounting Standards Codification No. 470-50, Debt-Modifications and Extinguishments (“ASC 470-50”), the Company recorded approximately €7,500 to the loss on extinguishment of debt line in the Consolidated Statement of Operations which included the tender premium paid and the write-off of unamortized debt issue costs.

FORM 10-Q
QUARTERLY REPORT — PAGE 12

MERCER INTERNATIONAL INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands of Euros, except per share data)
Note 5. Debt (continued)

On February 15, 2011, the Company redeemed for cash all of its outstanding 2013 Notes, for a price equal to 100% of the principal amount of $20.5 million, plus accrued and unpaid interest to, but not including February 15, 2011. In total, the Company paid approximately $21.5 million (€15,900) in connection with the redemption of the 2013 Notes.

(c)
On November 17, 2010, the Company completed a private offering of $300 million in aggregate principal amount of Senior Notes due 2017 (“2017 Notes”). The proceeds from this offering were used to finance the tender offer and consent solicitation for approximately $289 million of the Company’s 2013 Notes, (see Note 5(b)). The 2017 Notes were issued at a price of 100% of their principal amount. The 2017 Notes will mature on December 1, 2017 and bear interest at 9.5% which is accrued and payable semi-annually.

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

(d)
In December, 2009, the Company exchanged approximately $43.3 million of Subordinated Convertible Notes due October 2010 (the “2010 Notes”) through two private exchange agreements with the holders thereof for approximately $43.8 million of Subordinated Convertible Notes due January 2012 (the “2012 Notes”). On January 22, 2010, through an exchange offer with the remaining holders of the 2010 Notes, the Company exchanged a further $21.7 million of 2010 Notes for approximately $22.0 million of the Company’s 2012 Notes. The Company recognized both exchange transactions of the Subordinated Convertible Notes as extinguishments of debt in accordance with ASC 470-50, because the fair value of the embedded conversion option changed by more than 10% in both transactions. During 2010, the Company recognized a loss of €929 as a result of the January 22, 2010 exchange. The loss was determined using the fair market value prevailing at the time of the transaction, and will be accreted to income through to January 2012 through interest expense yielding an effective interest rate of approximately 3% on the January 22, 2010 exchange.

FORM 10-Q
QUARTERLY REPORT — PAGE 13

MERCER INTERNATIONAL INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands of Euros, except per share data)
Note 5. Debt (continued)

The 2012 Notes bear interest at 8.50%, accrued and payable semi-annually, are convertible at any time by the holder into common shares of the Company at $3.30 per share and are unsecured. The Company may redeem for cash all or a portion of the notes on or after July 15, 2011 at 100% of the principal amount of the notes plus accrued interest up to the redemption date. During the three months ended March 31, 2011, approximately $6.0 million of Subordinated Convertible Notes due January 2012 were converted into 1,828,178 shares, respectively. The Company recorded a debt conversion expense of approximately €0.1 million during the three months ended March 31, 2011, as a result of the conversions, which is included within interest expense in the Interim Consolidated Statements of Operations.

(e)
Credit agreement with respect to a revolving credit facility of C$40.0 million for the Celgar mill. The credit agreement matures May 2013. Borrowings under the credit agreement are collateralized by the mill’s inventory and receivables and are restricted by a borrowing base calculated on the mill’s inventory and receivables. Canadian dollar denominated amounts bear interest at bankers acceptance plus 3.75% or Canadian prime plus 2.00%. U.S. dollar denominated amounts bear interest at LIBOR plus 3.75% or U.S. base plus 2.00%. During the three months ended March 31, 2011, the Company fully repaid this facility. As at March 31, 2011, approximately C$2.1 million of this facility was supporting letters of credit, leaving approximately C$35.0 million undrawn.

(f)
A loan payable by the Stendal mill to its noncontrolling shareholder bears interest at 7.00%, and is accrued semi-annually. The loan payable is unsecured, subordinated to all liabilities of the Stendal mill, non-recourse to the Company and its restricted subsidiaries, and is due in 2017. The balance includes principal and accrued interest. During the first quarter of 2010, the noncontrolling shareholder converted €6,275 of accrued interest into a capital contribution.

(g)
A €25,000 working capital facility at the Rosenthal mill that matures in December 2012. Borrowings under the facility are collateralized by the mill’s inventory and receivables and bear interest at Euribor plus 3.50%. As at March 31, 2011, approximately €2,200 of this facility was supporting bank guarantees leaving approximately €22,800 undrawn.

(h)
On August 19, 2009 the Company finalized an investment loan agreement with a lender relating to the new wash press at the Rosenthal mill. The four-year amortizing investment loan was completed with a total facility of €4,351 bearing interest at the rate of Euribor plus 2.75%. Borrowings under this agreement are secured by the new wash press equipment. As at March 31, 2011, this facility was drawn by €3,263 and was accruing interest at a rate of 4.07%.

(i)
On February 8, 2010 the Rosenthal mill finalized a credit agreement with a lender for a €3,500 facility maturing in December 2012. Borrowings under this facility will bear interest at the rate of the 3-month Euribor plus 3.50% and are secured by certain land at the Rosenthal mill. As at March 31, 2011, this facility was undrawn.

FORM 10-Q
QUARTERLY REPORT — PAGE 14

MERCER INTERNATIONAL INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands of Euros, except per share data)
Note 6. Derivative Transactions
The Company is exposed to certain market risks relating to its ongoing business. The Company seeks to manage these risks through internal risk management policies as well as, from time to time, the use of derivatives. Currently, the only risk managed using derivative instruments is interest rate risk.
During 2004, the Company entered into certain variable-to-fixed interest rate swaps in connection with the Stendal Loan Facility with respect to an aggregate maximum principal amount of approximately €612,600 of the total indebtedness under the Stendal Loan Facility. Under the interest rate swaps, the Company pays a fixed rate and receives a floating rate with the interest payments being calculated on a notional amount. Currently, the contracts have an aggregate notional amount of €447,763 at a fixed interest rate of 5.28% and they mature October 2017 (generally matching the maturity of the Stendal Loan Facility). The Company substantially converted the Stendal Loan Facility from a variable interest rate loan into a fixed interest rate loan, thereby reducing interest rate uncertainty.
The Company recognized an unrealized gain of €12,243 with respect to these interest rate swaps for the three months ended March 31, 2011 (2010 — a loss of €6,546), in the “Gain (loss) on derivative instruments” line in the Interim Consolidated Statements of Operations and Interim Consolidated Statements of Cash Flows. Derivative instruments are required to be measured at their fair value. Accordingly, the fair value of the interest rate swap is presented in “Unrealized interest rate derivative losses” within the long-term liabilities section in the Interim Consolidated Balance Sheets, which currently amounts to a cumulative unrealized loss of €38,730 (2010 — €50,973).
The interest rate derivative contracts are with the same banks that hold the Stendal Loan Facility and the Company does not anticipate non-performance by the banks.
Note 7. Pension and Other Post-Retirement Benefit Obligations
Included in pension and other post-retirement benefit obligations are amounts related to the Company’s Celgar and Rosenthal mills. The largest component of this obligation is with respect to the Celgar mill which maintains a defined benefit pension plan and post-retirement benefit plans for certain employees (“Celgar Plans”).
Pension benefits are based on employees’ earnings and years of service. The Celgar Plans are funded by contributions from the Company based on actuarial estimates and statutory requirements. Pension contributions during the three-month period ended March 31, 2011 totaled €465 (2010 — €156).
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

	Three Months Ended March 31,
	2011		2010
		Post-		Post-
	Pension	Retirement	Pension	Retirement
	Benefits	Benefits	Benefits	Benefits

Service cost	€22	€120	€19	€93
Interest cost	385	208	397	183
Expected return on plan assets	(395)	—	(371)	—
Recognized net loss (gain)	130	(18)	104	(74)

Net periodic benefit cost	€142	€310	€149	€202

Note 8. Share Capital
Common shares
The Company has authorized 200,000,000 common shares (2010 – 200,000,000) with a par value of $1 per share.
During the three months ended March 31, 2011, 1,828,178 shares were issued as a result of certain holders of the 2012 Notes exercising their conversion option (see Note 5(d) – Debt). In addition, 358,268 shares were issued to employees of the Company as part of the stock based performance awards and 200,000 shares of restricted stock were issued to the Chief Executive Officer of the Company.
As at March 31, 2011 and December 31, 2010, the Company had 45,386,104 and 42,999,658 common shares issued and outstanding, respectively.
Preferred shares
The Company has authorized 50,000,000 preferred shares (2010 – 50,000,000) with $1 par value issuable in series, of which 2,000,000 shares have been designated as Series A. The preferred shares may be issued in one or more series and with such designations and preferences for each series as shall be stated in the resolutions providing for the designation and issue of each such series adopted by the Board of Directors of the Company. The Board of Directors is authorized by the Company’s articles of incorporation to determine the voting, dividend, redemption and liquidation preferences pertaining to each such series. As at March 31, 2011, no preferred shares had been issued by the Company.
FORM 10-Q
QUARTERLY REPORT — PAGE 16

MERCER INTERNATIONAL INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands of Euros, except per share data)
Note 9. Financial Instruments
The fair value of financial instruments at March 31, 2011 and December 31, 2010 is summarized as follows:

	March 31, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Cash and cash equivalents	€123,241	€123,241	€99,022	€99,022
Investments	258	258	275	275
Receivables	112,991	112,991	121,709	121,709
Note receivable	2,428	2,428	2,978	2,978
Accounts payable and accrued expenses	108,765	108,765	84,873	84,873
Debt	758,815	839,528	821,924	847,875
Interest rate derivative contracts liability	38,730	38,730	50,973	50,973
The carrying value of cash and cash equivalents and accounts payable and accrued expenses approximates the fair value due to the immediate or short-term maturity of these financial instruments. The carrying value of receivables approximates the fair value due to their short-term nature and historical collectability. The fair value of notes receivable was estimated using discounted cash flows at prevailing market rates. The fair value of debt reflects recent market transactions and discounted cash flow estimates. The fair value of the interest rate derivatives is based on observable inputs including applicable yield curves. Investments are recorded at fair value based on recent transactions.
The fair value methodologies and, as a result, the fair value of the Company’s investments and derivative instruments are determined based on the fair value hierarchy provided in FASB’s Accounting Standards Codification No. 820, Fair Value Measurements and Disclosures (“ASC 820”). The fair value hierarchy per ASC 820 is as follows:
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
The following table presents a summary of the Company’s outstanding financial instruments and their estimated fair values under the hierarchy defined in ASC 820:

	Fair value measurements at March 31, 2011 using:
	Quoted prices in
	active markets for	Significant other	Significant
	identical assets	observable inputs	unobservable inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total

Assets
Investments (a)	€258	€—	€—	€258

Liabilities
Derivatives (b)
— Interest rate swaps	€—	€38,730	€—	€38,730

(a)	Based on observable market data.

(b)	Based on observable inputs for the liability (yield curves observable at specific intervals).
Note 10. Commitments and Contingencies
The Company is involved in certain legal actions and claims arising in the ordinary course of business. While the outcome of these legal actions and claims cannot be predicted with certainty, it is the opinion of management that the outcome of any such claim which is pending or threatened, either individually or on a combined basis, will not have a material adverse effect on the consolidated financial condition, results of operations or liquidity of the Company.
Pursuant to an arbitration proceeding with the general construction contractor of the Stendal mill regarding certain warranty claims, the Company acted upon a bank guarantee for defect liability on civil works that was about to expire as provided in the engineering, procurement, and construction contract. On January 28, 2011, the Company received approximately €10,000 (the “Guarantee Amount”), which is designed to compensate the Company for remediation work that is required at the Stendal mill, but it is less than the amount claimed by the Company under the arbitration. Consequently, the arbitration proceeding is ongoing, and there is no certainty that the Company will be successful with its claims. As at March 31, 2011, the Guarantee Amount was recognized as an increase in cash, and a corresponding increase in accounts payable until such funds are spent on remediation.
FORM 10-Q
QUARTERLY REPORT — PAGE 18

MERCER INTERNATIONAL INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands of Euros, except per share data)
Note 11. Subsequent Events
In January 2011, the Company finalized a contribution agreement with Natural Resources Canada (“NRCan”) for approximately C$9.7 million of Mercer’s allocated Green Transformation Program funding towards improving the fiber line and oxygen delignification process at the Celgar mill, referred to as the “Oxygen Delignification Project”. On April 12, 2011, the Company received approximately C$3.8 million from NRCan pursuant to the terms of the contribution agreement, which was accrued in the Interim Consolidated Balance Sheet at March 31, 2011.
FORM 10-Q
QUARTERLY REPORT — PAGE 19

MERCER INTERNATIONAL INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands of Euros, except per share data)
Note 12. Restricted Group Supplemental Disclosure
The terms of the indenture governing our 9.5% senior unsecured notes require that we provide the results of operations and financial condition of Mercer International Inc. and our restricted subsidiaries under the indenture, collectively referred to as the “Restricted Group”. As at and during the three months ended March 31, 2011 and 2010, the Restricted Group was comprised of Mercer International Inc., certain holding subsidiaries and our Rosenthal and Celgar mills. The Restricted Group excludes the Stendal mill.
Combined Condensed Balance Sheets

	March 31, 2011
	Restricted	Unrestricted		Consolidated
	Group	Subsidiaries	Eliminations	Group
ASSETS
Current assets
Cash and cash equivalents	€57,202	€66,039	€—	€123,241
Receivables	63,063	49,928	—	112,991
Inventories	59,663	36,745	—	96,408
Prepaid expenses and other	6,582	4,205	—	10,787
Deferred income tax	22,414	—	—	22,414

Total current assets	208,924	156,917	—	365,841

Long-term assets
Property, plant and equipment	350,034	480,061	—	830,095
Deferred note issuance and other	6,437	4,024	—	10,461
Due from unrestricted group	82,303	—	(82,303)	—
Note receivable	890	—	—	890

Total assets	€648,588	€641,002	€(82,303)	€1,207,287

LIABILITIES
Current liabilities
Accounts payable and accrued expenses	€53,444	€55,321	€—	€108,765
Pension and other post-retirement benefit obligations	703	—	—	703
Debt	27,226	18,167	—	45,393

Total current liabilities	81,373	73,488	—	154,861

Long-term liabilities
Debt	213,711	499,711	—	713,422
Due to restricted group	—	82,303	(82,303)	—
Unrealized interest rate derivative losses	—	38,730	—	38,730
Pension and other post-retirement benefit obligations	23,412	—	—	23,412
Capital leases and other	6,990	4,617	—	11,607
Deferred income tax	7,947	—	—	7,947

Total liabilities	333,433	698,849	(82,303)	949,979

EQUITY
Total shareholders’ equity (deficit)	315,155	(39,889)	—	275,266
Noncontrolling interest (deficit)	—	(17,958)	—	(17,958)

Total liabilities and equity	€648,588	€641,002	€(82,303)	€1,207,287

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

MERCER INTERNATIONAL INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands of Euros, except per share data)
Note 12. Restricted Group Supplemental Disclosure (continued)
Combined Condensed Statements of Operations

	Three Months Ended March 31, 2011
	Restricted	Unrestricted		Consolidated
	Group	Subsidiaries	Eliminations	Group
Revenues
Pulp	€115,226	€95,232	€—	€210,458
Energy	5,846	7,831	—	13,677

	121,072	103,063	—	224,135

Operating costs	85,991	77,364	—	163,355
Operating depreciation and amortization	7,614	6,462	—	14,076
Selling, general and administrative expenses and other	6,191	3,869	—	10,060

	99,796	87,695	—	187,491

Operating income (loss)	21,276	15,368	—	36,644

Other income (expense)
Interest expense	(7,273)	(9,851)	1,218	(15,906)
Investment income (loss)	1,279	266	(1,218)	327
Foreign exchange gain (loss) on debt	1,111	—	—	1,111
Gain (loss) on derivative instruments	—	12,243	—	12,243

Total other income (expense)	(4,883)	2,658	—	(2,225)

Income (loss) before income taxes	16,393	18,026	—	34,419
Income tax benefit (provision)	(524)	(295)	—	(819)

Net income (loss)	15,869	17,731	—	33,600
Less: net (income) loss attributable to noncontrolling interest	—	(4,547)	—	(4,547)

Net income (loss) attributable to common shareholders	€15,869	€13,184	€—	€29,053

	Three Months Ended March 31, 2010
	Restricted	Unrestricted		Consolidated
	Group	Subsidiaries	Eliminations	Group
Revenues
Pulp	€106,417	€64,704	€—	€171,121
Energy	3,375	5,756	—	9,131

	109,792	70,460	—	180,252

Operating costs	81,665	58,744	—	140,409
Operating depreciation and amortization	7,213	6,511	—	13,724
Selling, general and administrative expenses and other	4,841	3,254	—	8,095

	93,719	68,509	—	162,228

Operating income (loss)	16,073	1,951	—	18,024

Other income (expense)
Interest expense	(7,320)	(10,264)	1,161	(16,423)
Investment income (loss)	1,239	16	(1,161)	94
Foreign exchange gain (loss) on debt	(5,231)	—	—	(5,231)
Gain (loss) on extinguishment of debt	(929)	—	—	(929)
Gain (loss) on derivative instruments	—	(6,546)	—	(6,546)

Total other income (expense)	(12,241)	(16,794)	—	(29,035)

Income (loss) before income taxes	3,832	(14,843)	—	(11,011)
Income tax benefit (provision)	(161)	(43)	—	(204)

Net income (loss)	3,671	(14,886)	—	(11,215)
Less: net (income) loss attributable to noncontrolling interest	—	3,669	—	3,669

Net income (loss) attributable to common shareholders	€3,671	€(11,217)	€—	€(7,546)

FORM 10-Q
QUARTERLY REPORT — PAGE 22

MERCER INTERNATIONAL INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands of Euros, except per share data)
Note 12. Restricted Group Supplemental Disclosure (continued)
Combined Condensed Statements of Cash Flows

	Three Months Ended March 31, 2011
	Restricted	Unrestricted	Consolidated
	Group	Group	Group
Cash flows from (used in) operating activities
Net income (loss) attributable to common shareholders	€15,869	€13,184	€29,053
Adjustments to reconcile net income (loss) attributable to common shareholders to cash flows from operating activities
Loss (gain) on derivative instruments	—	(12,243)	(12,243)
Foreign exchange (gain) loss on debt	(1,111)	—	(1,111)
Depreciation and amortization	7,676	6,462	14,138
Accretion expense (income)	470	—	470
Noncontrolling interest	—	4,547	4,547
Stock compensation expense	2,068	—	2,068
Pension and other post-retirement expense, net of funding	(14)	—	(14)
Other	133	551	684
Changes in current assets and liabilities
Receivables	6,259	918	7,177
Inventories	(251)	4,564	4,313
Accounts payable and accrued expenses	10,962	14,426	25,388
Other(1)	(1,722)	2,081	359

Net cash from (used in) operating activities	40,339	34,490	74,829

Cash flows from (used in) investing activities
Purchase of property, plant and equipment	(5,708)	(2,361)	(8,069)
Proceeds on sale of property, plant and equipment	3	350	353
Notes receivable	396	—	396

Net cash from (used in) investing activities	(5,309)	(2,011)	(7,320)

Cash flows from (used in) financing activities
Repayment of notes payable and debt	(15,768)	(14,583)	(30,351)
Repayment of capital lease obligations	(522)	(333)	(855)
Proceeds from (repayment of) credit facilities, net	(14,652)	—	(14,652)
Proceeds from government grants	4,004	108	4,112

Net cash from (used in) financing activities	(26,938)	(14,808)	(41,746)
Effect of exchange rate changes on cash and cash equivalents	(1,544)	—	(1,544)

Net increase (decrease) in cash and cash equivalents	6,548	17,671	24,219
Cash and cash equivalents, beginning of period	50,654	48,368	99,022

Cash and cash equivalents, end of period	€57,202	€66,039	€123,241

(1)	Includes intercompany working capital related transactions.
FORM 10-Q
QUARTERLY REPORT — PAGE 23

MERCER INTERNATIONAL INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands of Euros, except per share data)
Note 12. Restricted Group Supplemental Disclosure (continued)
Combined Condensed Statements of Cash Flows

	Three Months Ended March 31, 2010
	Restricted	Unrestricted	Consolidated
	Group	Group	Group
Cash flows from (used in) operating activities
Net income (loss) attributable to common shareholders	€3,671	€(11,217)	€(7,546)
Adjustments to reconcile net income (loss) attributable to common shareholders to cash flows from operating activities
Loss (gain) on derivative instruments	—	6,546	6,546
Foreign exchange loss (gain) on debt	5,231	—	5,231
Loss (gain) on extinguishment of debt	929	—	929
Depreciation and amortization	7,310	6,511	13,821
Accretion expense (income)	431	—	431
Noncontrolling interest	—	(3,669)	(3,669)
Stock compensation expense	506	—	506
Pension and other post-retirement expense, net of funding	194	—	194
Other	388	615	1,003
Changes in current assets and liabilities
Receivables	(16,382)	(762)	(17,144)
Inventories	(193)	(5,066)	(5,259)
Accounts payable and accrued expenses	(2,845)	10,800	7,955
Other(1)	1,062	(2,343)	(1,281)

Net cash from (used in) operating activities	302	1,415	1,717

Cash flows from (used in) investing activities
Purchase of property, plant and equipment	(4,927)	(923)	(5,850)
Proceeds on sale of property, plant and equipment	54	333	387
Note receivable	(84)	—	(84)

Net cash from (used in) investing activities	(4,957)	(590)	(5,547)

Cash flows from (used in) financing activities
Repayment of notes payable and debt	—	(8,250)	(8,250)
Repayment of capital lease obligations	(382)	(622)	(1,004)
Proceeds from government investment grants	9,415	—	9,415

Net cash from (used in) financing activities	9,033	(8,872)	161
Effect of exchange rate changes on cash and cash equivalents	1,070	—	1,070

Net increase (decrease) in cash and cash equivalents	5,448	(8,047)	(2,599)
Cash and cash equivalents, beginning of period	20,635	30,656	51,291

Cash and cash equivalents, end of period	€26,083	€22,609	€48,692

(1)	Includes intercompany working capital related transactions.
FORM 10-Q
QUARTERLY REPORT — PAGE 24

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
In this document: (i) unless the context otherwise requires, references to “we”, “our”, “us”, the “Company” or “Mercer” mean Mercer International Inc. and its subsidiaries; (ii) references to “Mercer Inc.” mean the Company excluding its subsidiaries; (iii) information is provided as of March 31, 2011, unless otherwise stated; (iv) all references to monetary amounts are to “Euros”, the lawful currency adopted by most members of the European Union, unless otherwise stated; (v) “€” refers to Euros, “$” refers to U.S. dollars and “C$” refers to Canadian dollars; (vi) “ADMTs” refers to air-dried metric tonnes; and (vii) “MW” refers to megawatts and “MWh” refers to megawatt hours.
Results of Operations
General
We operate three northern bleached softwood kraft (“NBSK”) pulp mills through our wholly owned subsidiaries, Rosenthal and Celgar, and our 74.9% owned subsidiary, Stendal, which have a consolidated annual production capacity of approximately 1.5 million ADMTs.
The following discussion and analysis of our results of operations and financial condition for the three months ended March 31, 2011 should be read in conjunction with our interim consolidated financial statements and related notes included in this quarterly report, as well as our most recent annual report on Form 10-K for the fiscal year ended December 31, 2010 filed with the Securities and Exchange Commission (the “SEC”).
Current Market Environment
During the first quarter of 2011, the global market for NBSK pulp remained well balanced, and NBSK pulp prices remained at historically high levels. However, price increases in the quarter were largely offset by the weakening of the U.S. dollar. Looking ahead into 2011, we currently expect demand/supply conditions to result in a continued favorable outlook for our business.
FORM 10-Q
QUARTERLY REPORT — PAGE 25

First Quarter Operational Snapshot
Selected production, sales and exchange rate data for the three months ended March 31, 2011 and 2010 is as follows:

	Three Months Ended
	March 31,
	2011	2010
Pulp Production (‘000 ADMTs)	358.6	329.5
Scheduled Production Downtime (‘000 ADMTs)	3.7	18.2
Pulp Sales (‘000 ADMTs)	349.0	332.9
Pulp Revenues (in millions)	€210.5	€171.1
NBSK pulp list prices in Europe ($/ADMT)	$960	$860
NBSK pulp list prices in Europe (€/ADMT)	€702	€621
Average pulp sales realizations (€/ADMT)(1)	€593	€507

Energy Production (‘000 MWh)	407.8	337.7
Energy Sales (‘000 MWh)	157.9	107.1
Energy Revenue (in millions)	€13.7	€9.1
Average energy sales realizations (€/MWh)	€87	€85

Average Spot Currency Exchange Rates
€ / $(2)	0.7304	0.7240
C$ / $(2)	0.9856	1.0401
C$ / €(3)	1.3487	1.4406

(1)	Average realized pulp prices for the periods indicated reflect customer discounts and pulp price movements between the order and shipment date.

(2)	Average Federal Reserve Bank of New York noon spot rate over the reporting period.

(3)	Average Bank of Canada noon spot rates over the reporting period.
Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010
Total revenues for the three months ended March 31, 2011 increased to €224.1 million ($306.6 million) from €180.3 million ($249.5 million) in the same period in 2010.
Pulp revenues for the three months ended March 31, 2011 increased by approximately 23% to €210.5 million from €171.1 million in the comparative quarter of 2010, primarily due to higher pulp prices, being partially offset by a weaker U.S. dollar. Revenues from the sale of excess energy increased by approximately 51% to a record €13.7 million in the first quarter from €9.1 million in the same quarter last year, primarily as a result of energy sales from the Celgar Green Energy Project in 2011.
Pulp prices in the first quarter of 2011 were higher than in the same period last year due to the continued strengthening in global pulp markets. List prices for NBSK pulp in Europe were approximately $960 (€702) per ADMT in the current quarter compared to approximately $860 (€621) per ADMT in the first quarter of 2010 and $950 (€709) at the end of 2010. In the first quarter of 2011, average pulp sales realizations increased by approximately 17% to €593 per ADMT from €507 per ADMT in the same period last year, primarily due to higher pulp prices.
Pulp production increased to 358,557 ADMTs in the current quarter from 329,455 ADMTs in the same quarter of 2010, primarily due to only two days of scheduled maintenance downtime at our Stendal mill in the current quarter, compared to ten days at Stendal in the first quarter of 2010.
FORM 10-Q
QUARTERLY REPORT — PAGE 26

We have ten days (approximately 15,000 ADMTs) of scheduled maintenance downtime planned for our Celgar mill in the second quarter of 2011.
Pulp sales volume increased to 348,995 ADMTs in the current quarter from 332,869 ADMTs in the comparative period of 2010, primarily as a result of stronger demand.
Costs and expenses in the first quarter of 2011 increased to €187.5 million from €162.2 million in the comparative period of 2010, primarily due to higher fiber costs.
In the first quarter of 2011, operating depreciation and amortization increased slightly to €14.1 million from €13.7 million in the same quarter last year. Selling, general and administrative expenses increased to €10.2 million from €8.1 million in the first quarter of 2010, primarily as a result of a higher non-cash stock compensation expense resulting from a higher share price.
Transportation costs increased to €15.5 million in the first quarter of 2011 from €14.2 million in the first quarter of 2010, primarily due to higher container rates and fuel costs.
On average, our per unit fiber costs in the quarter increased by approximately 20% from the same period in 2010, primarily due to low harvesting activity in Germany as a result of the downturn in the lumber industry which has been compounded by demand for fiber from the European wood pellet and particle board industries. As a result, our German mills have been required to source fiber outside their traditional fiber baskets. We currently expect our overall fiber costs to remain stable at these levels in the short- to mid-term.
For the first quarter of 2011, operating income increased by approximately 103% to €36.6 million from €18.0 million in the comparative quarter of 2010, primarily due to significantly higher pulp prices.
Interest expense in the first quarter of 2011 decreased to €15.9 million from €16.4 million in the comparative quarter of 2010, primarily due to reduced levels of debt associated with the Stendal mill.
Our Stendal mill recorded an unrealized gain of €12.2 million on the mark to market of its interest rate derivatives in the current quarter, compared to an unrealized loss of €6.5 million in the same quarter of last year. We recorded a foreign exchange gain of €1.1 million on our foreign currency denominated debt in the first quarter of 2011 compared to a foreign exchange loss of €5.2 million in the same period of 2010.
During the current quarter, we recorded €0.8 million of net income tax expense, compared to net income tax expense of €0.2 million in the same period last year.
In the first quarter of 2011, the noncontrolling shareholder’s interest in the Stendal mill’s income was €4.5 million, compared to a loss of €3.7 million in the same quarter last year.
We reported net income attributable to common shareholders of €29.1 million, or €0.66 per basic and €0.52 per diluted share for the first quarter of 2011, which included aggregate non-cash unrealized gains of €12.2 million on the Stendal interest rate derivatives and a €1.1 million non-cash foreign exchange gain on our debt, partially offset by a non-cash charge for stock compensation of €2.1 million. In the first quarter of 2010, the net loss attributable to common shareholders was €7.5 million, or €0.21 per basic and diluted share, which included non-cash unrealized losses of €6.5 million on the Stendal interest rate derivatives and a non-cash foreign exchange loss of €5.2 million on our debt.
FORM 10-Q
QUARTERLY REPORT — PAGE 27

Operating EBITDA in the first quarter of 2011 was €50.8 million, compared to €31.8 million in the first quarter of 2010. Operating EBITDA is defined as operating income (loss) plus depreciation and amortization and non-recurring capital asset impairment charges. Management uses Operating EBITDA as a benchmark measurement of its own operating results, and as a benchmark relative to its competitors. Management considers it to be a meaningful supplement to operating income as a performance measure primarily because depreciation expense and non-recurring capital asset impairment charges are not an actual cash cost, and depreciation expense varies widely from company to company in a manner that management considers largely independent of the underlying cost efficiency of their operating facilities. In addition, we believe Operating EBITDA is commonly used by securities analysts, investors and other interested parties to evaluate our financial performance.
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
QUARTERLY REPORT — PAGE 28

The following table provides a reconciliation of net income (loss) attributable to common shareholders to operating income (loss) and Operating EBITDA for the periods indicated:

	Three Months Ended
	March 31,
	2011	2010
	(in thousands)
Net income (loss) attributable to common shareholders	€29,053	€(7,546)
Net income (loss) attributable to noncontrolling interest	4,547	(3,669)
Income taxes (benefits)	819	204
Interest expense	15,906	16,423
Investment (income) loss	(327)	(94)
Foreign exchange (gain) loss on debt	(1,111)	5,231
Loss (gain) on extinguishment of debt	—	929
Loss (gain) on derivative instruments	(12,243)	6,546

Operating income (loss)	36,644	18,024
Add: Depreciation and amortization	14,138	13,821

Operating EBITDA	€50,782	€31,845

Liquidity and Capital Resources
The following table is a summary of selected financial information at the dates indicated:

	March 31,	December 31,
	2011	2010
	(in thousands)
Financial Position
Cash and cash equivalents	€123,241	€99,022
Working capital	210,980	231,683
Property, plant and equipment	830,095	846,767
Total assets	1,207,287	1,216,075
Long-term liabilities	795,118	877,315
Total equity	257,308	213,563
As at March 31, 2011, our cash and cash equivalents had increased to €123.2 million from €99.0 million at the end of 2010, and working capital had decreased to €211.0 million from €231.7 million at the end of 2010.
Sources and Uses of Funds
Our principal sources of funds are cash flows from operations, cash on hand and the revolving working capital loan facilities for our Celgar and Rosenthal mills. Our principal uses of funds consist of operating expenditures, payments of principal and interest on the project loan facility relating to our Stendal mill (“Stendal Loan Facility”), capital expenditures and interest payments on our outstanding 9.5% senior notes due 2017 (the “Senior Notes”) and our 8.5% convertible senior subordinated notes due 2012.
During the first quarter of 2011, we redeemed all of our previously outstanding 9.25% senior notes due 2013 and repaid approximately C$20.0 million of principal under our Celgar loan facility.
At March 31, 2011, our Celgar mill had approximately C$4.7 million of grant monies related to holdbacks that we expect to receive in the second half of 2011 from the Government of Canada in regard to the completion of the Celgar Energy Project. Additionally, in March 2011, the Company finalized a contribution agreement with Natural Resources Canada, or “NRCan”, for approximately C$9.7 million of unallocated Green Transformation Program or “GTP” funds to be used towards improving the fiber line and oxygen delignification process at the Celgar mill. As of April 2011, the Company has received approximately C$3.8 million of such funds.
FORM 10-Q
QUARTERLY REPORT — PAGE 29

During the first quarter of 2011, the Company finalized a contribution agreement under the Government of Canada’s Transformative Technology Program to fund approximately 50% of the capital cost associated with the installation of our generator acid purification system at our Celgar mill. We expect to receive approximately C$1.6 million (€1.2 million) from the Canadian government related to this project.
Debt Covenants
Our long-term obligations contain various financial tests and covenants customary to these types of arrangements. As at March 31, 2011, we were in compliance with all of the covenants of our indebtedness.
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
Cash provided by operating activities increased to €74.8 million in the three months ended March 31, 2011 from €1.7 million in the same period of 2010, primarily due to significantly higher net income and an increase in accounts payable and accrued expenses. A decrease in receivables provided cash of €7.2 million in the first three months of 2011, compared to an increase in receivables using cash of €17.1 million in the first three months of 2010. A decrease in inventories provided cash of €4.3 million in the first three months of 2011, compared to an increase in inventories using cash of €5.3 million in the first three months of 2010. An increase in accounts payable and accrued expenses provided cash of €25.4 million in the first three months of 2011, compared to an increase in accounts payable and accrued expenses providing cash of €8.0 million, in the first three months of 2010.
Cash Flows from Investing Activities. Investing activities in the first three months of 2011 used cash of €7.3 million, compared to using cash of €5.5 million in the same period of 2010. Capital expenditures in the first three months of 2011 used cash of €8.1 million, compared to €5.9 million in the same period of 2010.
Cash Flows from Financing Activities. In the first three months of 2011, financing activities used cash of €41.7 million, compared to providing cash of €0.2 million in the same period last year, primarily as a result of cash used to redeem our 9.25% senior notes due 2013, to repay €14.6 million of the principal under the Stendal Loan Facility and to repay €14.7 million of borrowings under the revolving facility at our Celgar mill. Repayment of indebtedness used cash of €30.4 million in the three months ended March 31, 2011, compared to using cash of €8.3 million in the three months ended March 31, 2010.
FORM 10-Q
QUARTERLY REPORT — PAGE 30

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
Contractual Obligations and Commitments
There were no material changes outside the ordinary course to any of our material contractual obligations during the first three months of 2011.
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
In the three months ended March 31, 2011, accumulated other comprehensive income increased by €3.7 million to €35.5 million, primarily due to the foreign exchange translation.
Based upon the exchange rate at March 31, 2011, the U.S. dollar has weakened by approximately 5% in value against the Euro since March 31, 2010. See “Quantitative and Qualitative Disclosures about Market Risk”.
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
FORM 10-Q
QUARTERLY REPORT — PAGE 31

Restricted Group Results — Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010
Total revenues for the Restricted Group increased to €121.1 million ($165.7 million) in the first quarter of 2011, compared to €109.8 million ($152.0 million) in the first quarter of 2010.
Pulp revenues for the Restricted Group for the three months ended March 31, 2011 increased by approximately 8% to €115.2 million from €106.4 million in the comparative period of 2010, primarily due to higher pulp prices, partially offset by a weaker U.S. dollar. Revenues from the sale of excess energy increased by approximately 71% in the current quarter to a record €5.8 million from €3.4 million in the same period last year, primarily due to energy sales from the Celgar energy project in 2011.
Pulp prices were higher in the first quarter of 2011 than in the same period last year due to continued strengthening in global pulp markets. List prices for NBSK pulp in Europe were approximately $960 (€702) per ADMT in the current quarter compared to approximately $860 (€621) per ADMT in the first quarter of 2010. In the first quarter of 2011, average pulp sales realizations for the Restricted Group increased by approximately 16% to €596 per ADMT from €513 per ADMT in the same period last year.
Pulp production for the Restricted Group decreased slightly to 204,306 ADMTs in the first quarter of 2011 from 210,336 ADMTs in the same period of 2010, primarily as a result of minor temporary equipment failures adversely affecting production at our Celgar mill.
Pulp sales volume of the Restricted Group decreased slightly to 193,236 ADMTs in the first quarter of 2011 from 207,431 ADMTs in the comparative period of 2010, primarily due to lower production levels at our Celgar mill.
Costs and expenses for the Restricted Group in the first quarter of 2011 increased to €99.8 million from €93.7 million in the comparative period of 2010, primarily due to higher fiber costs at our Rosenthal mill.
In the first quarter of 2011, operating depreciation and amortization for the Restricted Group increased to €7.6 million from €7.2 million in the same period last year. Selling, general and administrative expenses and other for the Restricted Group increased to €6.2 million from €4.8 million in the comparative period of 2010, primarily as a result of a higher non-cash stock compensation expense resulting from a higher share price.
Transportation costs for the Restricted Group were unchanged at €11.2 million in the first quarter of 2011 and the same quarter last year.
Overall, per unit fiber costs of the Restricted Group in the first quarter of 2011 increased by approximately 16% compared to the same period in 2010, primarily due to higher fiber costs at our Rosenthal mill, mainly due to continued low harvesting rates in Germany and high demand from both the European wood pellet and particle board industries.
In the first quarter of 2011, the Restricted Group reported operating income of €21.3 million compared to operating income of €16.1 million in the first quarter of 2010, primarily due to significantly higher pulp price realizations.
FORM 10-Q
QUARTERLY REPORT — PAGE 32

Interest expense for the Restricted Group remained unchanged at approximately €7.3 million in the first quarter of this year and last year.
In the first quarter of 2011, the Restricted Group recorded a foreign exchange gain on foreign currency denominated debt of €1.1 million, compared to a loss on foreign currency denominated debt of €5.2 million in the comparative quarter of 2010.
During the first quarter of 2011, the Restricted Group recorded €0.5 million of net income tax expense, compared to net income tax expense of €0.2 million in the same period last year.
The Restricted Group reported net income for the first quarter of 2011 of €15.9 million compared to net income of €3.7 million in the same period last year.
In the first quarter of 2011, the Restricted Group reported Operating EBITDA of €29.0 million compared to Operating EBITDA of €23.4 million in the comparative quarter of 2010. Operating EBITDA is defined as operating income (loss) plus depreciation and amortization and non-recurring capital asset impairment charges. Operating EBITDA has significant limitations as an analytical tool, and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. See the discussion of our results for the three months ended March 31, 2011 for additional information relating to such limitations and Operating EBITDA.
The following table provides a reconciliation of net income (loss) to operating income (loss) and Operating EBITDA for the Restricted Group for the periods indicated:

	Three Months Ended
	March 31,
	2011	2010
	(in thousands)
Restricted Group(1)
Net income (loss)	€15,869	€3,671
Income taxes (benefits)	524	161
Interest expense	7,273	7,320
Investment (income) loss	(1,279)	(1,239)
Foreign exchange (gain) loss on debt	(1,111)	5,231
Loss (gain) on extinguishment of debt	—	929

Operating income (loss)	21,276	16,073
Add: Depreciation and amortization	7,676	7,310

Operating EBITDA	€28,952	€23,383

(1)	See Note 12 of the interim consolidated financial statements included elsewhere herein for a reconciliation to our consolidated results.
FORM 10-Q
QUARTERLY REPORT — PAGE 33

Liquidity and Capital Resources of the Restricted Group
The following table is a summary of selected financial information for the Restricted Group at the dates indicated:

	March 31,	December 31,
	2011	2010
	(in thousands)
Restricted Group Financial Position(1)
Cash and cash equivalents	€57,202	€50,654
Working capital	127,551	150,667
Property, plant and equipment	350,034	362,274
Total assets	648,588	662,944
Long-term liabilities	252,060	312,631
Total equity	315,155	289,141

(1)	See Note 12 of the interim consolidated financial statements included elsewhere herein for a reconciliation to our consolidated results.
At March 31, 2011, cash and cash equivalents for the Restricted Group increased to €57.2 million from €50.7 million at the end of 2010.
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
FORM 10-Q
QUARTERLY REPORT — PAGE 34

New Accounting Standards
See Note 1 to the Company’s interim consolidated financial statements included in Item 1.
Cautionary Statement Regarding Forward-Looking Information
The statements in this report that are not reported financial results or other historical information are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, as amended.
Generally, forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “seeks”, “estimates”, or words of similar meaning, or future or conditional verbs, such as “will”, “should”, “could”, or “may”, although not all forward-looking statements contain these identifying words. Forward-looking statements are based on expectations, forecasts and assumptions by our management and involve a number of risks, uncertainties and other factors, many of which are beyond our control, that could cause actual conditions, events or results to differ significantly from those described in the forward-looking statements. These factors include, but are not limited to, the following:
•	the highly cyclical nature of our business;
•	our level of indebtedness could negatively impact our financial condition and results of operations;
•	a weak global economy could adversely affect our business and financial results and have a material adverse effect on our liquidity and capital resources;
•	in a weak pulp price and demand environment there can be no assurance that we will be able to generate sufficient cash flows, to service, repay or refinance debt;
•	cyclical fluctuations in the price and supply of our raw materials could adversely affect our business;
•	we operate in highly competitive markets;
•	we are exposed to currency exchange rate and interest rate fluctuations;
•	increases in our capital expenditures or maintenance costs could have a material adverse effect on our cash flow and our ability to satisfy our debt obligations;
•	we use derivatives to manage certain risks which has caused significant fluctuations in our operating results;
•	we are subject to extensive environmental regulation and we could have environmental liabilities at our facilities;
•	our Celgar energy project may not generate the results or benefits we expect;
•	our business is subject to risks associated with climate change and social government responses thereto;
•	we are subject to risks related to our employees;
•	we rely on German federal and state government grants and guarantees;
FORM 10-Q
QUARTERLY REPORT — PAGE 35

•	risks relating to our participation in the European Union Emissions Trading Scheme and the application of Germany’s Renewable Energy Resources Act;
•	we are dependent on key personnel;
•	we may experience material disruptions to our production;
•	we may incur losses as a result of unforeseen or catastrophic events, including the emergence of a pandemic, terrorist attacks or natural disasters;
•	our insurance coverage may not be adequate; and
•	we rely on third parties for transportation services.
Given these uncertainties, you should not place undue reliance on our forward-looking statements. The forgoing review of important factors is not exhaustive or necessarily in order of importance and should be read in conjunction with the risks and assumptions including those set forth in reports and other documents we have filed with or furnished to the SEC, including in our annual report on Form 10-K for the fiscal year ended December 31, 2010. We advise you that these cautionary remarks expressly qualify in their entirety all forward-looking statements attributable to us or persons acting on our behalf. Unless required by law, we do not assume any obligation to update forward-looking statements based on unanticipated events or changed expectations. However, you should carefully review the reports and other documents we file from time to time with the SEC.
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
Demand for pulp has historically been determined by the level of economic growth and has been closely tied to overall business activity. From 2006 to mid-2008, pulp prices in Europe steadily improved. However, in the latter half of 2008, a global economic crisis resulted in a sharp decline of European pulp prices from a high of $900 per ADMT to $635 per ADMT at the end of 2008. Beginning in the second quarter of 2009 prices began to improve, rising from a low of $575 per ADMT in March 2009 to $980 per ADMT at the end of the second quarter of 2010. European list pulp prices remained at historically high levels through the first quarter of 2011, and reached a record of $1,010 per ADMT in April 2011.
FORM 10-Q
QUARTERLY REPORT — PAGE 36

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
QUARTERLY REPORT — PAGE 37

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
During the first three months of 2011, we recorded an unrealized gain of €12.2 million on our outstanding interest rate derivatives compared to an unrealized loss of €6.5 million in the comparative period of 2010.
We are also subject to some energy price risk, primarily for the electricity that our operations purchase.
FORM 10-Q
QUARTERLY REPORT — PAGE 38

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
QUARTERLY REPORT — PAGE 39

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

Date: May 9, 2011
FORM 10-Q
QUARTERLY REPORT — PAGE 41