Form 10-Q
period 2011-06-30
MERCER INTERNATIONAL INC.
filed 2011-08-04
CIK 1333274

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
The Registrant had 57,042,605 shares of common stock outstanding as at August 3, 2011.

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
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
ITEM 5. OTHER INFORMATION
ITEM 6. EXHIBITS
SIGNATURES
Exhibit 10.1
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
MERCER INTERNATIONAL INC.
INTERIM CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2011
(Unaudited)
FORM 10-Q
QUARTERLY REPORT — PAGE 2

MERCER INTERNATIONAL INC.
INTERIM CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands of Euros)

	June 30,	December 31,
	2011	2010
ASSETS
Current assets
Cash and cash equivalents	€151,795	€99,022
Receivables	104,235	121,709
Inventories (Note 4)	104,316	102,219
Prepaid expenses and other	10,689	11,360
Deferred income tax	24,928	22,570

Total current assets	395,963	356,880

Long-term assets
Property, plant and equipment	824,060	846,767
Deferred note issuance and other	9,933	11,082
Note receivable	—	1,346

	833,993	859,195

Total assets	€1,229,956	€1,216,075

LIABILITIES
Current liabilities
Accounts payable and accrued expenses	€112,598	€84,873
Pension and other post-retirement benefit obligations (Note 7)	692	728
Debt (Note 5)	44,152	39,596

Total current liabilities	157,442	125,197

Long-term liabilities
Debt (Note 5)	708,895	782,328
Unrealized interest rate derivative losses (Notes 6 and 9)	41,069	50,973
Pension and other post-retirement benefit obligations (Note 7)	23,048	24,236
Capital leases and other	11,242	12,010
Deferred income tax	14,404	7,768

	798,658	877,315

Total liabilities	€956,100	€1,002,512

EQUITY
Shareholders’ equity
Share capital (Note 8)	228,762	219,211
Paid-in capital	(5,609)	(3,899)
Retained earnings (deficit)	32,480	(10,956)
Accumulated other comprehensive income (loss)	34,715	31,712

Total shareholders’ equity	290,348	236,068

Noncontrolling interest (deficit)	(16,492)	(22,505)

Total equity	273,856	213,563

Total liabilities and equity	€1,229,956	€1,216,075

Commitments and contingencies (Note 10)
Subsequent event (Note 11)
The accompanying notes are an integral part of these interim consolidated financial statements.
FORM 10-Q
QUARTERLY REPORT — PAGE 3

MERCER INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands of Euros, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Revenues
Pulp	€217,274	€228,293	€427,732	€399,414
Energy	13,941	11,931	27,618	21,062

	231,215	240,224	455,350	420,476
Costs and expenses
Operating costs	172,535	168,275	335,890	308,684
Operating depreciation and amortization	13,869	14,106	27,945	27,830

	44,811	57,843	91,515	83,962
Selling, general and administrative expenses	8,632	9,955	18,862	18,050
Purchase (sale) of emission allowances	(32)	—	(202)	—

Operating income (loss)	36,211	47,888	72,855	65,912

Other income (expense)
Interest expense	(14,883)	(16,898)	(30,789)	(33,321)
Investment income (loss)	136	117	463	211
Foreign exchange gain (loss) on debt	342	(9,371)	1,453	(14,602)
Gain (loss) on extinguishment of debt (Note 5)	—	—	—	(929)
Gain (loss) on derivative instruments (Note 6)	(2,339)	(4,462)	9,904	(11,008)

Total other income (expense)	(16,744)	(30,614)	(18,969)	(59,649)

Income (loss) before income taxes	19,467	17,274	53,886	6,263
Income tax benefit (provision) — current	(1,478)	(1,319)	(2,297)	(1,523)
— deferred	(2,140)	—	(2,140)	—

Net income (loss)	15,849	15,955	49,449	4,740
Less: net loss (income) attributable to noncontrolling interest	(1,466)	(3,554)	(6,013)	115

Net income (loss) attributable to common shareholders	€14,383	€12,401	€43,436	€4,855

Net income (loss) per share attributable to common shareholders (Note 3)
Basic	€0.32	€0.34	€0.97	€0.13

Diluted	€0.26	€0.23	€0.77	€0.11

The accompanying notes are an integral part of these interim consolidated financial statements.
FORM 10-Q
QUARTERLY REPORT — PAGE 4

MERCER INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF RETAINED EARNINGS (DEFICIT)
(Unaudited)
(In thousands of Euros)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Net income (loss) attributable to common shareholders	€14,383	€12,401	€43,436	€4,855
Retained earnings (deficit), beginning of period	18,097	(104,781)	(10,956)	(97,235)

Retained earnings (deficit), end of period	€32,480	€(92,380)	€32,480	€(92,380)

INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands of Euros)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Net income (loss)	€15,849	€15,955	€49,449	€4,740

Other comprehensive income (loss), net of taxes
Foreign currency translation adjustment	(864)	(4,688)	2,600	2,944
Pension income (expense)	127	(234)	403	(600)
Unrealized gains (losses) on securities arising during the period	(6)	12	—	18

Other comprehensive income (loss), net of taxes	(743)	(4,910)	3,003	2,362

Total comprehensive income (loss)	15,106	11,045	52,452	7,102

Comprehensive loss (income) attributable to noncontrolling interest	(1,466)	(3,554)	(6,013)	115

Comprehensive income (loss) attributable to common shareholders	€13,640	€7,491	€46,439	€7,217

The accompanying notes are an integral part of these interim consolidated financial statements.
FORM 10-Q
QUARTERLY REPORT — PAGE 5

MERCER INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands of Euros)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Cash flows from (used in) operating activities
Net income (loss) attributable to common shareholders	€14,383	€12,401	€43,436	€4,855
Adjustments to reconcile net income (loss) attributable to common shareholders to cash flows from operating activities
Loss (gain) on derivative instruments	2,339	4,462	(9,904)	11,008
Foreign exchange loss (gain) on debt	(342)	9,371	(1,453)	14,602
Loss (gain) on extinguishment of debt	—	—	—	929
Depreciation and amortization	13,929	14,176	28,067	27,997
Accretion expense (income)	289	514	759	945
Noncontrolling interest	1,466	3,554	6,013	(115)
Deferred income taxes	2,140	—	2,140	—
Stock compensation expense	471	227	2,539	733
Pension and other post-retirement expense, net of funding	7	138	(7)	332
Other	919	844	1,603	1,847
Changes in current assets and liabilities
Receivables	5,523	(28,798)	12,700	(45,942)
Inventories	(8,399)	(5,724)	(4,086)	(10,983)
Accounts payable and accrued expenses	(833)	5,377	24,555	13,332
Other	485	687	844	(594)

Net cash from (used in) operating activities	32,377	17,229	107,206	18,946

Cash flows from (used in) investing activities
Purchase of property, plant and equipment	(7,756)	(14,542)	(15,825)	(20,392)
Proceeds on sale of property, plant and equipment	27	162	380	549
Note receivable	375	579	771	495

Net cash from (used in) investing activities	(7,354)	(13,801)	(14,674)	(19,348)

Cash flows from (used in) financing activities
Repayment of notes payable and debt	—	—	(30,351)	(8,250)
Repayment of capital lease obligations	(638)	(603)	(1,493)	(1,607)
Proceeds from borrowings of notes payable and debt	—	840	—	840
Proceeds from (repayment of) credit facilities, net	—	5,550	(14,652)	5,550
Proceeds from government grants	4,837	1,144	8,949	10,559

Net cash from (used in) financing activities	4,199	6,931	(37,547)	7,092

Effect of exchange rate changes on cash and cash equivalents	(668)	3,094	(2,212)	4,164

Net increase (decrease) in cash and cash equivalents	28,554	13,453	52,773	10,854
Cash and cash equivalents, beginning of period	123,241	48,692	99,022	51,291

Cash and cash equivalents, end of period	€151,795	€62,145	€151,795	€62,145

The accompanying notes are an integral part of these interim consolidated financial statements.
FORM 10-Q
QUARTERLY REPORT — PAGE 6

MERCER INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited)
(In thousands of Euros)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Supplemental disclosure of cash flow information
Cash paid (received) during the period for
Interest	€23,406	€14,604	€29,920	€29,033
Income taxes	35	(37)	336	29
Supplemental schedule of non-cash investing and financing activities
Acquisition of production and other equipment under capital lease obligations	€(37)	€318	€273	€530
Decrease (increase) in accounts payable relating to investing activities	6,321	(2,720)	6,376	(3,703)
The accompanying notes are an integral part of these interim consolidated financial statements.
FORM 10-Q
QUARTERLY REPORT — PAGE 7

MERCER INTERNATIONAL INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands of Euros, except per share data)
Note 1. The Company and Summary of Significant Accounting Policies
Basis of Presentation
The interim consolidated financial statements contained herein include the accounts of Mercer International Inc. (“Mercer Inc.”) and its wholly-owned and majority-owned subsidiaries (collectively the “Company”). Mercer Inc.’s shares of common stock are quoted and listed for trading on both the NASDAQ Global Market and the Toronto Stock Exchange.
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

MERCER INTERNATIONAL INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands of Euros, except per share data)
Note 1. The Company and Summary of Significant Accounting Policies (continued)
Recent Accounting Pronouncements
In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2011-04, Fair Value Measurements (“ASU 2011-04”), which expands the existing disclosure requirements for fair value measurements (particularly for Level 3 inputs) defined under Accounting Standards Codification No. 820, Fair Value Measurement (“ASC 820”), and makes other amendments. Many of the amendments to ASC 820 are being made to eliminate wording differences between GAAP and International Financial Reporting Standards and are not intended to result in a change in the application of the requirements of ASC 820. However, some of the amendments clarify the application of existing fair value measurement requirements and others change certain requirements for measuring fair value and could change how the fair value measurement guidance in ASC 820 is applied. The measurement and disclosure requirements of ASU 2011-04 are effective for reporting periods beginning after December 15, 2011 and are to be applied prospectively. The Company does not expect that the adoption of this new guidance will have a material impact on the consolidated financial statements or related note disclosures.
In June 2011, the FASB issued Accounting Standards Update 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”), which revises the manner in which entities present comprehensive income in their financial statements. The new guidance amends Accounting Standards Codification No. 220, Comprehensive Income, and gives reporting entities the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income in either a continuous statement of comprehensive income or two separate but consecutive statements. Under the two-statement approach, which the Company currently uses, the first statement includes components of net income, and the second statement includes components of other comprehensive income. ASU 2011-05 does not change the items that must be reported in other comprehensive income. This new guidance is effective for reporting periods beginning after December 15, 2011 and is to be applied retrospectively. The Company does not expect the adoption of this guidance to have an impact on the consolidated financial statements or related note disclosures.
Note 2. Stock-Based Compensation
In June 2010, the Company adopted a new stock incentive plan (the “2010 Plan”) which provides for options, restricted stock rights, restricted stock, performance shares, performance share units and stock appreciation rights to be awarded to employees, consultants and non-employee directors. As at June 30, 2011, after factoring in all allocated stock, there remain approximately 1.1 million common shares available for grant pursuant to the 2010 Plan.
Performance Shares
Grants of performance shares comprise rights to receive stock at a future date that are contingent on the Company and the grantee achieving certain performance objectives.
FORM 10-Q
QUARTERLY REPORT — PAGE 9

MERCER INTERNATIONAL INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands of Euros, except per share data)
Note 2. Stock-Based Compensation (continued)
In February 2011, the Company awarded a total of 812,573 potential performance shares to employees of the Company, the majority of which vest using a partial vesting schedule between 2014 and 2016; 50% are scheduled to vest on January 1, 2014, 25% are scheduled to vest on January 1, 2015, and the remaining 25% are scheduled to vest on January 1, 2016. There were nil performance shares which had vested, been forfeited, or been cancelled during the three and six months ended June 30, 2011. Expense recognized for the three and six month periods ended June 30, 2011 was €245 and €759, respectively. Performance shares are expensed each reporting period based on their fair value, which is then amortized to reflect the time elapsed in the vesting period. The fair value of the performance shares is determined based upon the targeted number of shares awarded and the quoted price of the Company’s stock at the reporting date. The target number of shares is determined using management’s best estimate. The final determination of the number of shares to be granted will be made by the Board of Directors.
Between February and March 2011, the Company granted and issued a total of 474,728 shares of common stock for performance shares, which were originally awarded in 2008 and had vested on December 31, 2010. Pursuant to the accounting guidance in FASB’s Accounting Standards Codification No. 718, Compensation — Stock Compensation, the Company adjusted the number of performance shares awarded to employees to the number granted by the Board of Directors, and accordingly adjusted compensation cost based on the fair value of Mercer’s common stock at the grant date. As a result, the Company recognized approximately €1,420 associated with the final determination of these performance shares in the three months ended March 31, 2011. The fair value of these performance shares was determined based upon the number of shares granted and the quoted price of the Company’s stock at the grant date.
Restricted Stock
The fair value of restricted stock is determined based upon the number of shares granted and the quoted price of the Company’s stock on the date of grant. Restricted stock generally vests over a one year period, except as noted below. Expense is recognized on a straight-line basis over the vesting period.
During the three months ended June 30, 2011, 38,000 restricted stock awards were granted to directors of the Company (2010 — 56,000). In the three months ended March 31, 2011, 200,000 (2010 — nil) restricted stock awards were granted to the Chief Executive Officer of the Company, which vest in equal amounts over a five year period commencing in 2012.
There were no restricted stock awards cancelled or forfeited during the three and six month periods ended June 30, 2011. During the three months ended June 30, 2011, 56,000 restricted stock had vested. As at June 30, 2011, the total number of unvested restricted stock was 238,000 (2010 — 77,000).
FORM 10-Q
QUARTERLY REPORT — PAGE 10

MERCER INTERNATIONAL INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands of Euros, except per share data)
Note 2. Stock-Based Compensation (continued)
Expense recognized for the three and six month periods ended June 30, 2011 was €265 and €396, respectively (2010 — €22 and €24). As at June 30, 2011, the total remaining unrecognized compensation cost related to restricted stock amounted to approximately €1,808 (2010 — €226), which will be amortized over the remaining vesting periods.
Stock Options
During the three and six month periods ended June 30, 2011 and 2010, no options were granted, exercised or cancelled, and nil and 15,000 options expired, respectively (2010 — nil and 738,334). The aggregate intrinsic value of options outstanding and currently exercisable as at June 30, 2011 was $3.56 per option.
Stock compensation expense recognized for stock options for the three and six month periods ended June 30, 2011 was €nil (2010 — €nil). All stock options have fully vested.
Note 3. Net Income (Loss) Per Share Attributable to Common Shareholders

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net income (loss) attributable to common shareholders — basic	€14,383	€12,401	€43,436	€4,855
Interest on convertible notes, net of tax	349	747	750	1,437

Net income (loss) attributable to common shareholders — diluted	€14,732	€13,148	€44,186	€6,292

Net income (loss) per share attributable to common shareholders
Basic	€0.32	€0.34	€0.97	€0.13

Diluted	€0.26	€0.23	€0.77	€0.11

Weighted average number of common shares outstanding:
Basic(1)	45,521,094	36,349,340	44,805,877	36,334,846
Effect of dilutive instruments:
Performance shares	107,468	425,668	472,860	429,865
Restricted stock	27,824	22,067	77,946	16,498
Stock options and awards	83,734	—	78,355	—
Convertible notes	11,259,152	20,197,563	11,846,592	20,212,058

Diluted	56,999,272	56,994,638	57,281,630	56,993,267

(1)	The basic weighted average number of shares excludes performance shares and restricted stock which have been issued, but have not vested as at June 30, 2011 and 2010.
The calculation of diluted net income (loss) per share attributable to common shareholders does not assume the exercise of any instruments that would have an anti-dilutive effect on earnings per share.
The diluted net income (loss) per share calculation for the three and six month periods ended June 30, 2010 excluded 190,000 shares related to stock options, as the exercise price of these options was greater than their average market value, which would result in an anti-dilutive effect on diluted earnings per share.
FORM 10-Q
QUARTERLY REPORT — PAGE 11

MERCER INTERNATIONAL INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands of Euros, except per share data)
Note 4. Inventories

	June 30, 2011	December 31, 2010

Raw materials	€37,344	€47,179
Finished goods	37,147	27,127
Work in process and other	29,825	27,913

	€104,316	€102,219

Note 5. Debt
Debt consists of the following:

	June 30, 2011	December 31, 2010

Note payable to bank, included in a total loan credit facility of €827,950 to finance the construction related to the Stendal mill (a)	€486,074	€500,657
Senior notes due February 2013, interest at 9.25% accrued and payable semi-annually, unsecured (b)	—	15,341
Senior notes due December 2017, interest at 9.50% accrued and payable semi-annually, unsecured (c)	206,569	224,031
Subordinated convertible notes due January 2012, interest at 8.5% accrued and payable semi-annually (d)	24,897	31,707
Credit agreement with a lender with respect to a revolving credit facility of C$40 million (e)	—	15,016
Loan payable to the noncontrolling shareholder of the Stendal mill (f)	32,244	31,365
Credit agreement with a bank with respect to a revolving credit facility of €25,000 (g)	—	—
Investment loan agreement with a lender with respect to the wash press project at the Rosenthal mill of €4,351 (h)	3,263	3,807
Credit agreement with a bank with respect to a revolving credit facility of €3,500 (i)	—	—

	753,047	821,924
Less: current portion	(44,152)	(39,596)

Debt, less current portion	€708,895	€782,328

The Company made principal repayments under these facilities of €30,351 during the six months ended June 30, 2011 (2010 — €8,250). As of June 30, 2011, the principal maturities of debt are as follows:

Matures	Amount

2011(1)	€34,023
2012	25,671
2013	41,088
2014	40,544
2015	44,000
Thereafter	567,721

€753,047

(1)	Includes subordinated convertible notes due 2012 of €24,897 recorded as current debt as at June 30, 2011. See Note 11 — Subsequent Event.
FORM 10-Q
QUARTERLY REPORT — PAGE 12

MERCER INTERNATIONAL INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands of Euros, except per share data)
Note 5. Debt (continued)
Certain of the Company’s debt instruments were issued under an indenture which, among other things, restricts Mercer Inc.’s ability and the ability of its restricted subsidiaries to make certain payments. These limitations are subject to other important qualifications and exceptions. As at June 30, 2011, the Company was in compliance with the terms of the indenture.
(a)
Note payable to bank, included in a total loan facility of €827,950 to finance the construction related to the Stendal mill (“Stendal Loan Facility”), interest at rates varying from Euribor plus 0.90% to Euribor plus 1.58% (rates on amounts of borrowing at June 30, 2011 range from 2.43% to 3.22%), principal due in required installments beginning September 30, 2006 until September 30, 2017, collateralized by the assets of the Stendal mill, with 48% and 32% guaranteed by the Federal Republic of Germany and the State of Saxony-Anhalt, respectively, of up to €433,573 of outstanding principal, subject to a debt service reserve account (“DSRA”) required to pay amounts due in the following twelve months under the terms of the Stendal Loan Facility; payment of dividends is only permitted if certain cash flow requirements are met. See Note 6 — Derivative Transactions for a discussion of the Company’s variable-to-fixed interest rate swaps.

On March 13, 2009, the Company finalized an agreement with its lenders to amend its Stendal Loan Facility. The amendment deferred approximately €164,000 of scheduled principal payments until the maturity date, September 30, 2017. The amendment also provided for a 100% cash sweep, referred to as the “Cash Sweep”, of any cash, in excess of a €15,000 working capital reserve and the guarantee amount, as discussed in Note 10, held by Stendal which will be used first to fund the DSRA to a level sufficient to service the amounts due and payable under the Stendal Loan Facility during the then following 12 months, which means the DSRA is “Fully Funded”, and second to prepay the deferred principal amounts. As at June 30, 2011, the DSRA balance was approximately €28,300.

(b)	In February 2005, the Company issued $310 million of senior notes due February 2013 (“2013 Notes”), which bore interest at 9.25%, accrued and payable semi-annually, and were unsecured.

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

(c)
On November 17, 2010, the Company completed a private offering of $300 million in aggregate principal amount of Senior Notes due 2017 (“2017 Notes”). The proceeds from this offering were used to finance the tender offer and consent solicitation for approximately $289 million of the Company’s 2013 Notes (see Note 5(b)). The 2017 Notes were issued at a price of 100% of their principal amount. The 2017 Notes will mature on December 1, 2017 and bear interest at 9.5% which is accrued and payable semi-annually.

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

The Company may redeem all or a part of the 2017 Notes, upon not less than 30 or more than 60 days’ notice, at the redemption prices (expressed as percentages of principal amount) equal to 104.75% for the twelve month period beginning on December 1, 2014, 102.38% for the twelve month period beginning on December 1, 2015, and 100.00% beginning on December 1, 2016, and at any time thereafter, plus accrued and unpaid interest.

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

MERCER INTERNATIONAL INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands of Euros, except per share data)
Note 5. Debt (continued)

The 2012 Notes bear interest at 8.50%, accrued and payable semi-annually, are convertible at any time by the holder into common shares of the Company at $3.30 per share and are unsecured. The Company may redeem for cash all or a portion of the notes on or after July 15, 2011 at 100% of the principal amount of the notes plus accrued interest up to the redemption date. During the six months ended June 30, 2011, approximately $7.4 million of Subordinated Convertible Notes due January 2012 were converted into 2,232,417 shares, respectively. Pursuant to the 2012 Notes indenture, on May 16, 2011, the Company issued notice that it will redeem all outstanding 2012 Notes on July 15, 2011, at 100% of the principal amount, plus accrued interest. See Note 11 — Subsequent Event.

(e)
Credit agreement with respect to a revolving credit facility of C$40.0 million for the Celgar mill. The credit agreement matures May 2013. Borrowings under the credit agreement are collateralized by the mill’s inventory and receivables and are restricted by a borrowing base calculated on the mill’s inventory and receivables. Canadian dollar denominated amounts bear interest at bankers acceptance plus 3.75% or Canadian prime plus 2.00%. U.S. dollar denominated amounts bear interest at LIBOR plus 3.75% or U.S. base plus 2.00%. The Company fully repaid this facility on March 30, 2011. As at June 30, 2011, approximately C$2.1 million of this facility was supporting letters of credit, leaving approximately C$28.2 million available.

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

(g)
A €25,000 working capital facility at the Rosenthal mill that matures in December 2012. Borrowings under the facility are collateralized by the mill’s inventory and receivables and bear interest at Euribor plus 3.50%. As at June 30, 2011, approximately €2,200 of this facility was supporting bank guarantees leaving approximately €22,800 undrawn.

(h)
A four-year amortizing investment loan agreement with a lender relating to the new wash press at the Rosenthal mill with a total facility of €4,351 bearing interest at the rate of Euribor plus 2.75% that matures August 2013. Borrowings under this agreement are secured by the new wash press equipment. As at June 30, 2011, this facility was drawn by €3,263 and was accruing interest at a rate of 4.07%.

FORM 10-Q
QUARTERLY REPORT — PAGE 15

MERCER INTERNATIONAL INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands of Euros, except per share data)
Note 5. Debt (continued)
(i)
On February 8, 2010 the Rosenthal mill finalized a credit agreement with a lender for a €3,500 facility maturing in December 2012. Borrowings under this facility will bear interest at the rate of the 3-month Euribor plus 3.50% and are secured by certain land at the Rosenthal mill. As at June 30, 2011, this facility was undrawn.

Note 6. Derivative Transactions
The Company is exposed to certain market risks relating to its ongoing business. The Company seeks to manage these risks through internal risk management policies as well as, from time to time, the use of derivatives. Currently, the only risk managed using derivative instruments is interest rate risk.
During 2004, the Company entered into certain variable-to-fixed interest rate swaps in connection with the Stendal Loan Facility with respect to an aggregate maximum principal amount of approximately €612,600 of the total indebtedness under the Stendal Loan Facility. Under the interest rate swaps, the Company pays a fixed rate and receives a floating rate with the interest payments being calculated on a notional amount. Currently, the contracts have an aggregate notional amount of €426,518 at a fixed interest rate of 5.28% and they mature October 2017 (generally matching the maturity of the Stendal Loan Facility). The Company substantially converted the Stendal Loan Facility from a variable interest rate loan into a fixed interest rate loan, thereby reducing interest rate uncertainty.
The Company recognized an unrealized loss of €2,339 and gain of €9,904 on these interest rate swaps for the three and six months ended June 30, 2011, respectively (2010 — a loss of €4,462 and €11,008), in the “Gain (loss) on derivative instruments” line in the Interim Consolidated Statements of Operations and Interim Consolidated Statements of Cash Flows. Derivative instruments are required to be measured at their fair value. Accordingly, the fair value of the interest rate swap is presented in “Unrealized interest rate derivative losses” within the long-term liabilities section in the Interim Consolidated Balance Sheets, which currently amounts to a cumulative unrealized loss of €41,069 (2010 — €50,973).
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
Pension benefits are based on employees’ earnings and years of service. The Celgar Plans are funded by contributions from the Company based on actuarial estimates and statutory requirements. Pension contributions during the three and six month periods ended June 30, 2011 totaled €430 and €894, respectively (2010 — €247 and €399).
Effective December 31, 2008, the defined benefit plan was closed to new members. In addition, the defined benefit service accrual ceased on December 31, 2008, and members began to receive pension benefits, at a fixed contractual rate, under a new defined contribution plan effective January 1, 2009.

	Three Months Ended June 30,
	2011		2010
		Post-		Post-
	Pension	Retirement	Pension	Retirement
	Benefits	Benefits	Benefits	Benefits

Service cost	€22	€116	€21	€102
Interest cost	373	201	437	202
Expected return on plan assets	(383)	—	(409)	—
Recognized net loss (gain)	126	(17)	115	(81)

Net periodic benefit cost	€138	€300	€164	€223

	Six Months Ended June 30,
	2011		2010
		Post-		Post-
	Pension	Retirement	Pension	Retirement
	Benefits	Benefits	Benefits	Benefits

Service cost	€44	€235	€40	€195
Interest cost	758	409	832	384
Expected return on plan assets	(777)	—	(778)	—
Recognized net loss (gain)	256	(35)	218	(154)

Net periodic benefit cost	€281	€609	€312	€425

FORM 10-Q
QUARTERLY REPORT — PAGE 17

MERCER INTERNATIONAL INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands of Euros, except per share data)
Note 8. Share Capital
Common shares
The Company has authorized 200,000,000 common shares (2010 — 200,000,000) with a par value of $1 per share.
During the six months ended June 30, 2011, 2,232,417 shares were issued as a result of certain holders of the 2012 Notes exercising their conversion option (see Note 5(d) — Debt). In addition, 358,268 shares were issued to employees of the Company as part of the stock based performance awards and 238,000 shares of restricted stock were issued to the Chief Executive Officer and directors of the Company.
As at June 30, 2011 and December 31, 2010, the Company had 45,828,343 and 42,999,658 common shares issued and outstanding, respectively.
Preferred shares
The Company has authorized 50,000,000 preferred shares (2010 — 50,000,000) with $1 par value issuable in series, of which 2,000,000 shares have been designated as Series A. The preferred shares may be issued in one or more series and with such designations and preferences for each series as shall be stated in the resolutions providing for the designation and issue of each such series adopted by the Board of Directors of the Company. The Board of Directors is authorized by the Company’s articles of incorporation to determine the voting, dividend, redemption and liquidation preferences pertaining to each such series. As at June 30, 2011, no preferred shares had been issued by the Company.
Note 9. Financial Instruments
The fair value of financial instruments at June 30, 2011 and December 31, 2010 is summarized as follows:

	June 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Cash and cash equivalents	€151,795	€151,795	€99,022	€99,022
Investments	230	230	275	275
Receivables	104,235	104,235	121,709	121,709
Note receivable	1,997	1,997	2,978	2,978
Accounts payable and accrued expenses	112,598	112,598	84,873	84,873
Debt	753,047	798,321	821,924	847,875
Interest rate derivative contracts liability	41,069	41,069	50,973	50,973
FORM 10-Q
QUARTERLY REPORT — PAGE 18

MERCER INTERNATIONAL INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands of Euros, except per share data)
Note 9. Financial Instruments (continued)
The carrying value of cash and cash equivalents, notes receivable and accounts payable and accrued expenses approximates the fair value due to the immediate or short-term maturity of these financial instruments. The carrying value of receivables approximates the fair value due to their short-term nature and historical collectability. The fair value of debt reflects recent market transactions and discounted cash flow estimates. The fair value of the interest rate derivatives is calculated by discounting the future interest rate payments using a yield curve derived by recognized financial institutions. Investments are recorded at fair value based on recent transactions.
The fair value methodologies and, as a result, the fair value of the Company’s investments and derivative instruments are determined based on the fair value hierarchy provided in FASB’s Accounting Standards Codification No. 820, Fair Value Measurements (“ASC 820”). The fair value hierarchy per ASC 820 is as follows:
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
(Unaudited)
(In thousands of Euros, except per share data)
Note 9. Financial Instruments (continued)
The following table presents a summary of the Company’s outstanding financial instruments and their estimated fair values under the hierarchy defined in ASC 820:

	Fair value measurements at June 30, 2011 using:
	Quoted prices in
	active markets for	Significant other	Significant
	identical assets	observable inputs	unobservable inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total

Assets
Investments (a)	€230	€—	€—	€230

Liabilities
Derivatives (b)
- Interest rate swaps	€—	€41,069	€—	€41,069

(a)	Based on observable market data.

(b)	Based on observable inputs for the liability (yield curves observable at specific intervals).
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
Pursuant to an arbitration proceeding with the general construction contractor of the Stendal mill regarding certain warranty claims, the Company acted upon a bank guarantee for defect liability on civil works that was about to expire as provided in the engineering, procurement, and construction contract. On January 28, 2011, the Company received approximately €10,000 (the “Guarantee Amount”), which is designed to compensate the Company for remediation work that is required at the Stendal mill, but it is less than the amount claimed by the Company under the arbitration. Consequently, the arbitration proceeding is ongoing, and there is no certainty that the Company will be successful with its claims. As at June 30, 2011, the Guarantee Amount was recognized as an increase in cash, and a corresponding increase in accounts payable.
Note 11. Subsequent Event
In May 2011, the Company issued a redemption notice effective July 15, 2011 for its 2012 Notes. Subsequently, in July 2011, substantially all of the outstanding 2012 Notes were converted into 11,214,262 common shares at a conversion price of $3.30 per share, and the Company paid approximately $1.5 million of accrued and unpaid interest. The remaining notes were redeemed by the Company on July 15, 2011 at par plus accrued and unpaid interest to, but not including, July 15, 2011.
FORM 10-Q
QUARTERLY REPORT — PAGE 20

MERCER INTERNATIONAL INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands of Euros, except per share data)
Note 12. Restricted Group Supplemental Disclosure
The terms of the indenture governing our 9.5% senior unsecured notes require that we provide the results of operations and financial condition of Mercer International Inc. and our restricted subsidiaries under the indenture, collectively referred to as the “Restricted Group”. As at and during the three and six months ended June 30, 2011 and 2010, the Restricted Group was comprised of Mercer International Inc., certain holding subsidiaries and our Rosenthal and Celgar mills. The Restricted Group excludes the Stendal mill.
Combined Condensed Balance Sheets

	June 30, 2011
	Restricted	Unrestricted		Consolidated
	Group	Subsidiaries	Eliminations	Group
ASSETS
Current assets
Cash and cash equivalents	€86,941	€64,854	€—	€151,795
Receivables	51,854	52,381	—	104,235
Inventories	56,556	47,760	—	104,316
Prepaid expenses and other	6,745	3,944	—	10,689
Deferred income tax	24,928	—	—	24,928

Total current assets	227,024	168,939	—	395,963

Long-term assets
Property, plant and equipment	348,193	475,867	—	824,060
Deferred note issuance and other	6,064	3,869	—	9,933
Due from unrestricted group	84,674	—	(84,674)	—
Note receivable	—	—	—	—

Total assets	€665,955	€648,675	€(84,674)	€1,229,956

LIABILITIES
Current liabilities
Accounts payable and accrued expenses	€60,071	€52,527	€—	€112,598
Pension and other post-retirement benefit obligations	692	—	—	692
Debt	25,985	18,167	—	44,152

Total current liabilities	86,748	70,694	—	157,442

Long-term liabilities
Debt	208,744	500,151	—	708,895
Due to restricted group	—	84,674	(84,674)	—
Unrealized interest rate derivative losses	—	41,069	—	41,069
Pension and other post-retirement benefit obligations	23,048	—	—	23,048
Capital leases and other	6,766	4,476	—	11,242
Deferred income tax	14,404	—	—	14,404

Total liabilities	339,710	701,064	(84,674)	956,100

EQUITY
Total shareholders’ equity (deficit)	326,245	(35,897)	—	290,348
Noncontrolling interest (deficit)	—	(16,492)	—	(16,492)

Total liabilities and equity	€665,955	€648,675	€(84,674)	€1,229,956

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

MERCER INTERNATIONAL INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands of Euros, except per share data)
Note 12. Restricted Group Supplemental Disclosure (continued)
Combined Condensed Statements of Operations

	Three Months Ended June 30, 2011
	Restricted	Unrestricted		Consolidated
	Group	Subsidiaries	Eliminations	Group
Revenues
Pulp	€125,238	€92,036	€—	€217,274
Energy	5,701	8,240	—	13,941

	130,939	100,276	—	231,215

Operating costs	100,209	72,326	—	172,535
Operating depreciation and amortization	7,401	6,468	—	13,869
Selling, general and administrative expenses and other	5,301	3,299	—	8,600

	112,911	82,093	—	195,004

Operating income (loss)	18,028	18,183	—	36,211

Other income (expense)
Interest expense	(6,433)	(9,684)	1,234	(14,883)
Investment income (loss)	1,305	65	(1,234)	136
Foreign exchange gain (loss) on debt	342	—	—	342
Gain (loss) on derivative instruments	—	(2,339)	—	(2,339)

Total other income (expense)	(4,786)	(11,958)	—	(16,744)

Income (loss) before income taxes	13,242	6,225	—	19,467
Income tax benefit (provision)	(2,851)	(767)	—	(3,618)

Net income (loss)	10,391	5,458	—	15,849
Less: net loss (income) attributable to noncontrolling interest	—	(1,466)	—	(1,466)

Net income (loss) attributable to common shareholders	€10,391	€3,992	€—	€14,383

	Three Months Ended June 30, 2010
	Restricted	Unrestricted		Consolidated
	Group	Subsidiaries	Eliminations	Group
Revenues
Pulp	€124,840	€103,453	€—	€228,293
Energy	3,840	8,091	—	11,931

	128,680	111,544	—	240,224

Operating costs	95,870	72,405	—	168,275
Operating depreciation and amortization	7,628	6,478	—	14,106
Selling, general and administrative expenses and other	6,730	3,225	—	9,955

	110,228	82,108	—	192,336

Operating income (loss)	18,452	29,436	—	47,888

Other income (expense)
Interest expense	(7,957)	(10,116)	1,175	(16,898)
Investment income (loss)	1,285	7	(1,175)	117
Foreign exchange gain (loss) on debt	(9,371)	—	—	(9,371)
Gain (loss) on derivative instruments	—	(4,462)	—	(4,462)

Total other income (expense)	(16,043)	(14,571)	—	(30,614)

Income (loss) before income taxes	2,409	14,865	—	17,274
Income tax benefit (provision)	(334)	(985)	—	(1,319)

Net income (loss)	2,075	13,880	—	15,955
Less: net loss (income) attributable to noncontrolling interest	—	(3,554)	—	(3,554)

Net income (loss) attributable to common shareholders	€2,075	€10,326	€—	€12,401

FORM 10-Q
QUARTERLY REPORT — PAGE 23

MERCER INTERNATIONAL INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands of Euros, except per share data)
Note 12. Restricted Group Supplemental Disclosure (continued)
Combined Condensed Statements of Operations

	Six Months Ended June 30, 2011
	Restricted	Unrestricted		Consolidated
	Group	Subsidiaries	Eliminations	Group
Revenues
Pulp	€240,464	€187,268	€—	€427,732
Energy	11,547	16,071	—	27,618

	252,011	203,339	—	455,350

Operating costs	186,200	149,690	—	335,890
Operating depreciation and amortization	15,015	12,930	—	27,945
Selling, general and administrative expenses and other	11,492	7,168	—	18,660

	212,707	169,788	—	382,495

Operating income (loss)	39,304	33,551	—	72,855

Other income (expense)
Interest expense	(13,706)	(19,535)	2,452	(30,789)
Investment income (loss)	2,584	331	(2,452)	463
Foreign exchange gain (loss) on debt	1,453	—	—	1,453
Gain (loss) on derivative instruments	—	9,904	—	9,904

Total other income (expense)	(9,669)	(9,300)	—	(18,969)

Income (loss) before income taxes	29,635	24,251	—	53,886
Income tax benefit (provision)	(3,375)	(1,062)	—	(4,437)

Net income (loss)	26,260	23,189	—	49,449
Less: net loss (income) attributable to noncontrolling interest	—	(6,013)	—	(6,013)

Net income (loss) attributable to common shareholders	€26,260	€17,176	€—	€43,436

	Six Months Ended June 30, 2010
	Restricted	Unrestricted		Consolidated
	Group	Subsidiaries	Eliminations	Group
Revenues
Pulp	€231,257	€168,157	€—	€399,414
Energy	7,215	13,847	—	21,062

	238,472	182,004	—	420,476

Operating costs	177,535	131,149	—	308,684
Operating depreciation and amortization	14,841	12,989	—	27,830
Selling, general and administrative expenses and other	11,571	6,479	—	18,050

	203,947	150,617	—	354,564

Operating income (loss)	34,525	31,387	—	65,912

Other income (expense)
Interest expense	(15,277)	(20,380)	2,336	(33,321)
Investment income (loss)	2,524	23	(2,336)	211
Foreign exchange gain (loss) on debt	(14,602)	—	—	(14,602)
Gain (loss) on extinguishment of debt	(929)	—	—	(929)
Gain (loss) on derivative instruments	—	(11,008)	—	(11,008)

Total other income (expense)	(28,284)	(31,365)	—	(59,649)

Income (loss) before income taxes	6,241	22	—	6,263
Income tax benefit (provision)	(495)	(1,028)	—	(1,523)

Net income (loss)	5,746	(1,006)	—	4,740
Less: net loss (income) attributable to noncontrolling interest	—	115	—	115

Net income (loss) attributable to common shareholders	€5,746	€(891)	€—	€4,855

FORM 10-Q
QUARTERLY REPORT — PAGE 24

MERCER INTERNATIONAL INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands of Euros, except per share data)
Note 12. Restricted Group Supplemental Disclosure (continued)
Combined Condensed Statements of Cash Flows

	Three Months Ended June 30, 2011
	Restricted	Unrestricted	Consolidated
	Group	Group	Group
Cash flows from (used in) operating activities
Net income (loss) attributable to common shareholders	€10,391	€3,992	€14,383
Adjustments to reconcile net income (loss) attributable to common shareholders to cash flows from operating activities
Loss (gain) on derivative instruments	—	2,339	2,339
Foreign exchange loss (gain) on debt	(342)	—	(342)
Depreciation and amortization	7,461	6,468	13,929
Accretion expense (income)	289	—	289
Noncontrolling interest	—	1,466	1,466
Deferred income taxes	2,140	—	2,140
Stock compensation expense	471	—	471
Pension and other post-retirement expense, net of funding	7	—	7
Other	232	687	919
Changes in current assets and liabilities
Receivables	7,972	(2,449)	5,523
Inventories	2,616	(11,015)	(8,399)
Accounts payable and accrued expenses	2,721	(3,554)	(833)
Other(1)	(2,147)	2,632	485

Net cash from (used in) operating activities	31,811	566	32,377

Cash flows from (used in) investing activities
Purchase of property, plant and equipment	(6,293)	(1,463)	(7,756)
Proceeds on sale of property, plant and equipment	16	11	27
Note receivable	375	—	375

Net cash from (used in) investing activities	(5,902)	(1,452)	(7,354)

Cash flows from (used in) financing activities
Repayment of capital lease obligations	(339)	(299)	(638)
Proceeds from government grants	4,837	—	4,837

Net cash from (used in) financing activities	4,498	(299)	4,199
Effect of exchange rate changes on cash and cash equivalents	(668)	—	(668)

Net increase (decrease) in cash and cash equivalents	29,739	(1,185)	28,554
Cash and cash equivalents, beginning of period	57,202	66,039	123,241

Cash and cash equivalents, end of period	€86,941	€64,854	€151,795

(1)	Includes intercompany working capital related transactions.
FORM 10-Q
QUARTERLY REPORT — PAGE 25

MERCER INTERNATIONAL INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands of Euros, except per share data)
Note 12. Restricted Group Supplemental Disclosure (continued)
Combined Condensed Statements of Cash Flows

	Three Months Ended June 30, 2010
	Restricted	Unrestricted	Consolidated
	Group	Group	Group
Cash flows from (used in) operating activities
Net income (loss) attributable to common shareholders	€2,075	€10,326	€12,401
Adjustments to reconcile net income (loss) attributable to common shareholders to cash flows from operating activities
Loss (gain) on derivative instruments	—	4,462	4,462
Foreign exchange loss (gain) on debt	9,371	—	9,371
Depreciation and amortization	7,698	6,478	14,176
Accretion expense (income)	514	—	514
Noncontrolling interest	—	3,554	3,554
Stock compensation expense	227	—	227
Pension and other post-retirement expense, net of funding	138	—	138
Other	182	662	844
Changes in current assets and liabilities
Receivables	(10,186)	(18,612)	(28,798)
Inventories	810	(6,534)	(5,724)
Accounts payable and accrued expenses	10,567	(5,190)	5,377
Other(1)	(4,860)	5,547	687

Net cash from (used in) operating activities	16,536	693	17,229

Cash flows from (used in) investing activities
Purchase of property, plant and equipment	(14,148)	(394)	(14,542)
Proceeds on sale of property, plant and equipment	9	153	162
Note receivable	579	—	579

Net cash from (used in) investing activities	(13,560)	(241)	(13,801)

Cash flows from (used in) financing activities
Repayment of capital lease obligations	(202)	(401)	(603)
Proceeds from borrowings of notes payable and debt	840	—	840
Proceeds from (repayment of) credit facilities, net	5,550	—	5,550
Proceeds from government grants	1,144	—	1,144

Net cash from (used in) financing activities	7,332	(401)	6,931
Effect of exchange rate changes on cash and cash equivalents	3,094	—	3,094

Net increase (decrease) in cash and cash equivalents	13,402	51	13,453
Cash and cash equivalents, beginning of period	26,083	22,609	48,692

Cash and cash equivalents, end of period	€39,485	€22,660	€62,145

(1)	Includes intercompany working capital related transactions.
FORM 10-Q
QUARTERLY REPORT — PAGE 26

MERCER INTERNATIONAL INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands of Euros, except per share data)
Note 12. Restricted Group Supplemental Disclosure (continued)
Combined Condensed Statements of Cash Flows

	Six Months Ended June 30, 2011
	Restricted	Unrestricted	Consolidated
	Group	Group	Group
Cash flows from (used in) operating activities
Net income (loss) attributable to common shareholders	€26,260	€17,176	€43,436
Adjustments to reconcile net income (loss) attributable to common shareholders to cash flows from operating activities
Loss (gain) on derivative instruments	—	(9,904)	(9,904)
Foreign exchange loss (gain) on debt	(1,453)	—	(1,453)
Depreciation and amortization	15,137	12,930	28,067
Accretion expense (income)	759	—	759
Noncontrolling interest	—	6,013	6,013
Deferred income taxes	2,140	—	2,140
Stock compensation expense	2,539	—	2,539
Pension and other post-retirement expense, net of funding	(7)	—	(7)
Other	365	1,238	1,603
Changes in current assets and liabilities
Receivables	14,231	(1,531)	12,700
Inventories	2,365	(6,451)	(4,086)
Accounts payable and accrued expenses	13,683	10,872	24,555
Other(1)	(3,869)	4,713	844

Net cash from (used in) operating activities	72,150	35,056	107,206

Cash flows from (used in) investing activities
Purchase of property, plant and equipment	(12,001)	(3,824)	(15,825)
Proceeds on sale of property, plant and equipment	19	361	380
Note receivable	771	—	771

Net cash from (used in) investing activities	(11,211)	(3,463)	(14,674)

Cash flows from (used in) financing activities
Repayment of notes payable and debt	(15,768)	(14,583)	(30,351)
Repayment of capital lease obligations	(861)	(632)	(1,493)
Proceeds from (repayment of) credit facilities, net	(14,652)	—	(14,652)
Proceeds from government grants	8,841	108	8,949

Net cash from (used in) financing activities	(22,440)	(15,107)	(37,547)
Effect of exchange rate changes on cash and cash equivalents	(2,212)	—	(2,212)

Net increase (decrease) in cash and cash equivalents	36,287	16,486	52,773
Cash and cash equivalents, beginning of period	50,654	48,368	99,022

Cash and cash equivalents, end of period	€86,941	€64,854	€151,795

(1)	Includes intercompany working capital related transactions.
FORM 10-Q
QUARTERLY REPORT — PAGE 27

MERCER INTERNATIONAL INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands of Euros, except per share data)
Note 12. Restricted Group Supplemental Disclosure (continued)
Combined Condensed Statement of Cash Flows

	Six Months Ended June 30, 2010
	Restricted	Unrestricted	Consolidated
	Group	Group	Group
Cash flows from (used in) operating activities
Net income (loss) attributable to common shareholders	€5,746	€(891)	€4,855
Adjustments to reconcile net income (loss) attributable to common shareholders to cash flows from operating activities
Loss (gain) on derivative instruments	—	11,008	11,008
Foreign exchange loss (gain) on debt	14,602	—	14,602
Loss (gain) on extinguishment of convertible notes	929	—	929
Depreciation and amortization	15,008	12,989	27,997
Accretion expense (income)	945	—	945
Noncontrolling interest	—	(115)	(115)
Stock compensation expense	733	—	733
Pension and other post-retirement expense, net of funding	332	—	332
Other	570	1,277	1,847
Changes in current assets and liabilities
Receivables	(26,568)	(19,374)	(45,942)
Inventories	617	(11,600)	(10,983)
Accounts payable and accrued expenses	7,722	5,610	13,332
Other(1)	(3,798)	3,204	(594)

Net cash from (used in) operating activities	16,838	2,108	18,946

Cash flows from (used in) investing activities
Purchase of property, plant and equipment	(19,075)	(1,317)	(20,392)
Proceeds on sale of property, plant and equipment	63	486	549
Note receivable	495	—	495

Net cash from (used in) investing activities	(18,517)	(831)	(19,348)

Cash flows from (used in) financing activities
Repayment of notes payable and debt	—	(8,250)	(8,250)
Repayment of capital lease obligations	(584)	(1,023)	(1,607)
Proceeds from borrowings of notes payable and debt	840	—	840
Proceeds from (repayment of) credit facilities, net	5,550	—	5,550
Proceeds from government grants	10,559	—	10,559

Net cash from (used in) financing activities	16,365	(9,273)	7,092
Effect of exchange rate changes on cash and cash equivalents	4,164	—	4,164

Net increase (decrease) in cash and cash equivalents	18,850	(7,996)	10,854
Cash and cash equivalents, beginning of period	20,635	30,656	51,291

Cash and cash equivalents, end of period	€39,485	€22,660	€62,145

(1)	Includes intercompany working capital related transactions.
FORM 10-Q
QUARTERLY REPORT — PAGE 28

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
In this document: (i) unless the context otherwise requires, references to “we”, “our”, “us”, the “Company” or “Mercer” mean Mercer International Inc. and its subsidiaries; (ii) references to “Mercer Inc.” mean the Company excluding its subsidiaries; (iii) information is provided as of June 30, 2011, unless otherwise stated; (iv) all references to monetary amounts are to “Euros”, the lawful currency adopted by most members of the European Union, unless otherwise stated; (v) “€” refers to Euros, “$” refers to U.S. dollars and “C$” refers to Canadian dollars; (vi) “ADMTs” refers to air-dried metric tonnes; (vii) “MW” refers to megawatts and (viii) “MWh” refers to megawatt hours.
Results of Operations
General
We operate three northern bleached softwood kraft (“NBSK”) pulp mills through our wholly owned subsidiaries, Rosenthal and Celgar, and our 74.9% owned subsidiary, Stendal, which have a consolidated annual production capacity of approximately 1.5 million ADMTs.
The following discussion and analysis of our results of operations and financial condition for the three and six months ended June 30, 2011 should be read in conjunction with our interim consolidated financial statements and related notes included in this quarterly report, as well as our most recent annual report on Form 10-K for the fiscal year ended December 31, 2010 filed with the Securities and Exchange Commission (the “SEC”).
Current Market Environment
During the second quarter of 2011, the global market for NBSK pulp remained well balanced, and prices remained at historically high levels. However, price increases in the quarter were largely offset by the weakening of the U.S. dollar. Subsequently, in July 2011, the seasonal summer slowdown resulted in softer demand and prices. Looking ahead into the balance of 2011, global NBSK pulp inventories are currently well balanced and we currently expect NBSK prices to remain generally strong in the near term.
FORM 10-Q
QUARTERLY REPORT — PAGE 29

Second Quarter Operational Snapshot
Selected production, sales and exchange rate data for the three and six months ended June 30, 2011 and 2010 is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Pulp Production (‘000 ADMTs)	367.9	359.7	726.5	689.1
Scheduled Production Downtime (‘000 ADMTs)	16.2	17.0	19.9	35.2
Pulp Sales (‘000 ADMTs)	357.6	365.0	706.6	697.9
Pulp Revenues (in millions)	€217.3	€228.3	€427.7	€399.4
Average NBSK pulp list prices in Europe ($/ADMT)	$1,017	$957	$988	$908
Average NBSK pulp list prices in Europe (€/ADMT)	€706	€752	€704	€684
Average pulp sales realizations (€/ADMT)(1)	€599	€618	€596	€565

Energy Production (‘000 MWh)	419.6	382.5	827.3	720.3
Energy Sales (‘000 MWh)	175.9	144.2	333.8	251.3
Energy Revenue (in millions)	€13.9	€11.9	€27.6	€21.1
Average energy sales realizations (€/MWh)	€79	€83	€83	€84

Average Spot Currency Exchange Rates
€ / $(2)	0.6946	0.7865	0.7122	0.7547
C$ / $(2)	0.9677	1.0277	0.9765	1.0345
C$ / €(3)	1.3934	1.3073	1.3711	1.3739

(1)	Average realized pulp prices for the periods indicated reflect customer discounts and pulp price movements between the order and shipment date.

(2)	Average Federal Reserve Bank of New York noon spot rate over the reporting period.

(3)	Average Bank of Canada noon spot rates over the reporting period.
Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010
Total revenues for the three months ended June 30, 2011 decreased slightly to €231.2 million ($332.9 million) from €240.2 million ($305.8 million) in the same period in 2010, primarily due to lower pulp revenues, partially offset by higher energy revenues.
Pulp revenues for the three months ended June 30, 2011 decreased to €217.3 million from €228.3 million in the comparative quarter of 2010, primarily due to a weaker U.S. dollar more than offsetting higher U.S. list pulp prices. The U.S. dollar was approximately 12% weaker versus the Euro in the current quarter compared to the same quarter of last year. Energy revenues increased by approximately 17% to a record €13.9 million in the second quarter from €11.9 million in the same quarter last year, primarily as a result of record energy sales at our German mills, combined with increased energy sales at our Celgar mill resulting from the Celgar Green Energy Project.
Pulp prices in the second quarter of 2011 were higher than in the same period last year due to the continued strengthening in global pulp markets. List prices for NBSK pulp in Europe were approximately $1,017 (€706) per ADMT in the current quarter compared to approximately $957 (€752) per ADMT in the second quarter of 2010 and $950 (€709) at the end of 2010. In the second quarter of 2011, average pulp sales realizations decreased to €599 per ADMT from €618 per ADMT in the same period last year, primarily due to a weaker U.S. dollar relative to the Euro.
FORM 10-Q
QUARTERLY REPORT — PAGE 30

Pulp production increased to 367,914 ADMTs in the current quarter from 359,694 ADMTs in the same quarter of 2010, primarily due to record levels of production at our Rosenthal mill and only 11 days of scheduled maintenance downtime at our Celgar mill in the current quarter, compared to 12 days at the Celgar mill in the second quarter of 2010. We have 12 days (approximately 11,000 ADMTs) of scheduled maintenance downtime planned for our Rosenthal mill in the third quarter of 2011.
Pulp sales volume decreased to 357,585 ADMTs in the current quarter from 365,002 ADMTs in the comparative period of 2010, primarily as a result of an earlier seasonal market slowdown this year.
Costs and expenses in the second quarter of 2011 increased marginally to €195.0 million from €192.3 million in the comparative period of 2010, primarily due to slightly higher fiber costs at our German mills.
In the second quarter of 2011, operating depreciation and amortization decreased slightly to €13.9 million from €14.1 million in the same quarter last year. Selling, general and administrative expenses decreased to €8.6 million from €10.0 million in the second quarter of 2010, primarily as a result of a stronger Euro relative to the U.S. dollar.
Transportation costs marginally decreased to €16.7 million in the second quarter of 2011 from €17.0 million in the second quarter of 2010.
On average, our per unit fiber costs in the quarter increased by approximately 4% from the same period in 2010, primarily due to slightly higher fiber costs at our German mills as a result of strong demand for sawmill residuals and pulp logs in the early part of the second quarter of 2011. As we move into the second half of the year, we expect fiber prices for our German mills to be stable as the German fiber market is currently well balanced. We expect fiber prices at our Celgar mill to marginally increase in the short term due to a seasonal decrease in the availability of sawmill residuals.
For the second quarter of 2011, operating income decreased to €36.2 million from €47.9 million in the comparative quarter of 2010, primarily due to decreased pulp revenues resulting from a weaker U.S. dollar and lower sales volumes.
Interest expense in the second quarter of 2011 decreased to €14.9 million from €16.9 million in the comparative quarter of 2010, primarily due to reduced levels of debt associated with the Stendal mill and a weaker U.S. dollar versus the Euro.
Our Stendal mill recorded an unrealized loss of €2.3 million on the mark to market of its interest rate derivatives in the current quarter, compared to an unrealized loss of €4.5 million in the same quarter of last year. We recorded a foreign exchange gain of €0.3 million on our foreign currency denominated debt in the second quarter of 2011 compared to a foreign exchange loss of €9.4 million in the same period of 2010.
During the current quarter, we recorded €3.6 million of net income tax expense, compared to net income tax expense of €1.3 million in the same period last year.
FORM 10-Q
QUARTERLY REPORT — PAGE 31

In the second quarter of 2011, the noncontrolling shareholder’s interest in the Stendal mill’s income was €1.5 million, compared to income of €3.6 million in the same quarter last year.
We reported net income attributable to common shareholders of €14.4 million, or €0.32 per basic and €0.26 per diluted share for the second quarter of 2011, which included a non-cash unrealized loss of €2.3 million on the Stendal interest rate derivatives and a €0.3 million non-cash foreign exchange gain on our debt. In the second quarter of 2010, net income attributable to common shareholders was €12.4 million, or €0.34 per basic and €0.23 per diluted share, which included a non-cash unrealized loss of €4.5 million on the Stendal interest rate derivatives and a non-cash foreign exchange loss of €9.4 million on our debt.
Operating EBITDA in the second quarter of 2011 was €50.1 million, compared to €62.1 million in the second quarter of 2010. Operating EBITDA is defined as operating income (loss) plus depreciation and amortization and non-recurring capital asset impairment charges. Management uses Operating EBITDA as a benchmark measurement of its own operating results, and as a benchmark relative to its competitors. Management considers it to be a meaningful supplement to operating income as a performance measure primarily because depreciation expense and non-recurring capital asset impairment charges are not an actual cash cost, and depreciation expense varies widely from company to company in a manner that management considers largely independent of the underlying cost efficiency of their operating facilities. In addition, we believe Operating EBITDA is commonly used by securities analysts, investors and other interested parties to evaluate our financial performance.
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
FORM 10-Q
QUARTERLY REPORT — PAGE 32

The following table provides a reconciliation of net income (loss) attributable to common shareholders to operating income (loss) and Operating EBITDA for the periods indicated:

	Three Months Ended
	June 30,
	2011	2010
	(in thousands)
Net income attributable to common shareholders	€14,383	€12,401
Net income attributable to noncontrolling interest	1,466	3,554
Income taxes	3,618	1,319
Interest expense	14,883	16,898
Investment income	(136)	(117)
Foreign exchange (gain) loss on debt	(342)	9,371
Loss on derivative instruments	2,339	4,462

Operating income	36,211	47,888
Add: Depreciation and amortization	13,929	14,176

Operating EBITDA	€50,140	€62,064

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010
Total revenues for the six months ended June 30, 2011 increased to €455.4 million ($639.4 million) from €420.5 million ($558.6 million) in the same period in 2010 due to both higher pulp and energy revenues.
Pulp revenues for the six months ended June 30, 2011 increased by approximately 7% to €427.7 million from €399.4 million in the comparative period of 2010, primarily due to both higher sales volumes and pulp prices, partially offset by a weaker U.S. dollar. The U.S. dollar was approximately 5% weaker versus the Euro in the first half of 2011, compared to the same period of 2010. Energy revenues increased by approximately 31% to a record €27.6 million in the first half of 2011 from €21.1 million in the comparative period last year, primarily as a result of energy sales from the Celgar Green Energy Project.
Pulp prices in the first half of 2011 were higher than in the same period last year due to the continued strengthening in global pulp markets. List prices for NBSK pulp in Europe were approximately $988 (€704) per ADMT in the first half of 2011, compared to approximately $908 (€684) per ADMT in the first half of 2010. In the first half of 2011, average pulp sales realizations increased by approximately 5% to €596 per ADMT from €565 per ADMT in the same period last year, primarily due to higher pulp prices being partially offset by a weaker U.S. dollar.
Pulp production increased to 726,471 ADMTs in the first half of 2011 from 689,149 ADMTs in the same period of 2010, primarily due to record levels of production at our Rosenthal and Stendal mills.
Pulp sales volume increased to 706,580 ADMTs in the first half of 2011 from 697,871 ADMTs in the comparative period of 2010, primarily as a result of continuing strong demand.
Costs and expenses in the first half of 2011 increased to €382.5 million from €354.6 million in the comparative period of 2010, primarily due to higher fiber costs.
In the first half of 2011, operating depreciation and amortization marginally increased to €27.9 million from €27.8 million in the same period last year. Selling, general and administrative expenses increased marginally to €18.9 million from €18.1 million in the first half of 2010.
FORM 10-Q
QUARTERLY REPORT — PAGE 33

Transportation costs increased marginally to €32.2 million in the first half of 2011 from €31.3 million in the comparative period of 2010, primarily due to higher sales volumes.
On average, our per unit fiber costs in the first half of 2011 increased by approximately 11% from the same period in 2010, primarily due to higher fiber costs at our German mills as a result of strong demand for sawmill residuals and pulp logs in the second quarter of 2011. As we move into the second half of the year, we expect fiber prices for our German mills to be stable as the German fiber market is currently well balanced. We expect fiber prices at our Celgar mill to marginally increase in the short term due to a seasonal decrease in the availability of sawmill residuals.
For the first half of 2011, operating income increased by approximately 11% to €72.9 million from €65.9 million in the comparative period of 2010, primarily due to higher pulp prices.
Interest expense in the first half of 2011 decreased to €30.8 million from €33.3 million in the comparative period of 2010, primarily due to reduced levels of debt associated with the Stendal mill and a weaker U.S. dollar relative to the Euro.
Our Stendal mill recorded an unrealized gain of €9.9 million on the mark to market of its interest rate derivatives in the first half of 2011, compared to an unrealized loss of €11.0 million in the same period of last year. We recorded a foreign exchange gain of €1.5 million on our foreign currency denominated debt in the first half of 2011 compared to a foreign exchange loss of €14.6 million in the same period of 2010.
During the first half of 2011, we recorded €4.4 million of net income tax expense, compared to net income tax expense of €1.5 million in the same period of 2010.
In the first half of 2011, the noncontrolling shareholder’s interest in the Stendal mill’s income was €6.0 million, compared to a loss of €0.1 million in the same period last year.
We reported net income attributable to common shareholders of €43.4 million, or €0.97 per basic and €0.77 per diluted share for the first six months of 2011, which included a non-cash unrealized gain of €9.9 million on the Stendal interest rate derivatives and a €1.5 million non-cash foreign exchange gain on our debt, partially offset by a non-cash charge for stock compensation of €2.5 million. In the first six months of 2010, net income attributable to common shareholders was €4.9 million, or €0.13 per basic and €0.11 per diluted share, which included non-cash unrealized losses of €25.6 million on the Stendal interest rate derivatives and foreign exchange loss on our debt.
Operating EBITDA in the first half of 2011 was €100.9 million, compared to €93.9 million in the first half of 2010. Operating EBITDA is defined as operating income (loss) plus depreciation and amortization and non-recurring capital asset impairment charges. Operating EBITDA has significant limitations as an analytical tool, and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. See the discussion of our results for the three months ended June 30, 2011 for additional information relating to such limitations and Operating EBITDA.
FORM 10-Q
QUARTERLY REPORT — PAGE 34

The following table provides a reconciliation of net income (loss) attributable to common shareholders to operating income (loss) and Operating EBITDA for the periods indicated:

	Six Months Ended
	June 30,
	2011	2010
	(in thousands)
Net income attributable to common shareholders	€43,436	€4,855
Net income (loss) attributable to noncontrolling interest	6,013	(115)
Income taxes	4,437	1,523
Interest expense	30,789	33,321
Investment income	(463)	(211)
Foreign exchange (gain) loss on debt	(1,453)	14,602
Loss on extinguishment of debt	—	929
Loss (gain) on derivative instruments	(9,904)	11,008

Operating income	72,855	65,912
Add: Depreciation and amortization	28,067	27,997

Operating EBITDA	€100,922	€93,909

Liquidity and Capital Resources
The following table is a summary of selected financial information at the dates indicated:

	As at		As at
	June 30,		December 31,
	2011		2010
	(in thousands)
Financial Position
Cash and cash equivalents	€151,795		€99,022
Working capital	238,521		231,683
Property, plant and equipment	824,060		846,767
Total assets	1,229,956		1,216,075
Long-term liabilities	798,658	(1)	877,315
Total equity	273,856	(1)	213,563

(1)	€24.9 million of 8.5% convertible notes were converted into shares in July 2011.
As at June 30, 2011, our cash and cash equivalents had increased to €151.8 million from €99.0 million at the end of 2010, and working capital had increased to €238.5 million from €231.7 million at the end of 2010.
Sources and Uses of Funds
Our principal sources of funds are cash flows from operations, cash on hand and the revolving working capital loan facilities for our Celgar and Rosenthal mills. Our principal uses of funds consist of operating expenditures, payments of principal and interest on the project loan facility relating to our Stendal mill (“Stendal Loan Facility”), capital expenditures and interest payments on our outstanding 9.5% senior notes due 2017 (the “Senior Notes”) and our 8.5% convertible senior subordinated notes due 2012 (the “Convertible Notes”).
During the second quarter of 2011, we announced the redemption of all of our $37.0 million of Convertible Notes. Substantially all of the Convertible Notes were subsequently converted into approximately 11.2 million shares and, as of July 15, 2011, no Convertible Notes remain outstanding.
FORM 10-Q
QUARTERLY REPORT — PAGE 35

At June 30, 2011, our Celgar mill had approximately C$4.7 million of grant monies related to holdbacks that we expect to receive in the second half of 2011 from the Government of Canada in regard to the completion of the Celgar Energy Project. Additionally, in March 2011, the Company finalized a contribution agreement with Natural Resources Canada, or “NRCan”, for approximately C$9.7 million of unallocated Green Transformation Program or “GTP” funds to be used towards improving the fiber line and oxygen delignification process at the Celgar mill. As of June 30, 2011, the Company had received approximately C$6.6 million of such funds.
During the first quarter of 2011, the Company finalized a contribution agreement under the Government of Canada’s Transformative Technology Program to fund approximately 50% of the capital cost associated with the installation of our generator acid purification system at our Celgar mill. In July 2011, we received approximately C$1.6 million (€1.1 million) from the Canadian government related to this project.
Debt Covenants
Our long-term obligations contain various financial tests and covenants customary to these types of arrangements. As at June 30, 2011, we were in compliance with all of the covenants of our indebtedness.
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
Cash provided by operating activities increased to €107.2 million in the six months ended June 30, 2011 from €18.9 million in the same period of 2010, primarily due to significantly higher net income and a decrease in receivables. A decrease in receivables provided cash of €12.7 million in the first six months of 2011, compared to an increase in receivables using cash of €45.9 million in the first six months of 2010. An increase in inventories used cash of €4.1 million in the first six months of 2011, compared to an increase in inventories using cash of €11.0 million in the first six months of 2010. An increase in accounts payable and accrued expenses provided cash of €24.6 million in the first six months of 2011, compared to an increase in accounts payable and accrued expenses providing cash of €13.3 million, in the first six months of 2010.
Cash Flows from Investing Activities. Investing activities in the first six months of 2011 used cash of €14.7 million, compared to using cash of €19.3 million in the same period of 2010. Capital expenditures in the first six months of 2011 used cash of €15.8 million, compared to €20.4 million in the same period of 2010. Capital expenditures in the first half of 2011 primarily related to improving the fiber line and oxygen delignification process at the Celgar mill.
Cash Flows from Financing Activities. In the first six months of 2011, financing activities used cash of €37.5 million, compared to providing cash of €7.1 million in the same period last year. In the first half of 2011, we used cash of €30.4 million to redeem our 9.25% senior notes due 2013 and used cash of €14.7 million to repay the balance of our Celgar revolving credit facility. In the same period of 2010, net repayment of debt and credit facilities used cash of €1.9 million. We received cash of €8.9 million from government grants in the first half of 2011, while receiving cash of €10.6 million from government grants in the comparative period of 2010.
FORM 10-Q
QUARTERLY REPORT — PAGE 36

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
Contractual Obligations and Commitments
There were no material changes outside the ordinary course to any of our material contractual obligations during the first six months of 2011.
Foreign Currency
Our reporting currency is the Euro as the majority of our business transactions are denominated in Euros. However, we hold certain assets and liabilities in U.S. dollars and Canadian dollars. Accordingly, our consolidated financial results are subject to foreign currency exchange rate fluctuations.
We translate foreign denominated assets and liabilities into Euros at the rate of exchange on the balance sheet date. Equity accounts are translated using historical exchange rates. Unrealized gains or losses from these translations are recorded in our consolidated statement of comprehensive income and impact shareholders’ equity on the balance sheet but do not affect our net income.
In the six months ended June 30, 2011, accumulated other comprehensive income increased by €3.0 million to €34.7 million, primarily due to the foreign currency translation adjustment.
Based upon the exchange rate at June 30, 2011, the U.S. dollar has weakened by approximately 15% in value against the Euro since June 30, 2010. See “Quantitative and Qualitative Disclosures about Market Risk”.
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
Restricted Group Results — Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010
Total revenues for the Restricted Group increased to €130.9 million ($188.5 million) in the second quarter of 2011, compared to €128.7 million ($163.8 million) in the second quarter of 2010 due to higher energy revenues.
Pulp revenues for the Restricted Group for the three months ended June 30, 2011 increased slightly to €125.2 million from €124.8 million in the comparative period of 2010, primarily due to higher pulp prices and sales volumes, partially offset by a weaker U.S. dollar. The U.S. dollar was approximately 12% weaker versus the Euro in the second quarter of 2011 compared to the second quarter of 2010. Energy revenues increased by approximately 50% in the current quarter to a record €5.7 million from €3.8 million in the same period last year, primarily due to energy sales from the Celgar energy project in 2011.
In the second quarter of 2011, pulp prices were higher than in the same quarter of 2010 due to continued strengthening in global pulp markets. List prices for NBSK pulp in Europe were approximately $1,017 (€706) per ADMT in the current quarter compared to approximately $957 (€752) per ADMT in the second quarter of 2010. In the second quarter of 2011, average pulp sales realizations for the Restricted Group decreased to €604 per ADMT from €621 per ADMT in the same period last year due to a weaker U.S. dollar more than offsetting higher U.S. list pulp prices.
Pulp production for the Restricted Group increased to 199,926 ADMTs in the second quarter of 2011 from 193,697 ADMTs in the same period of 2010, primarily as a result of record levels of production at our Rosenthal mill.
Pulp sales volume of the Restricted Group increased to 207,199 ADMTs in the second quarter of 2011 from 200,680 ADMTs in the comparative period of 2010, primarily due to strong demand.
Costs and expenses for the Restricted Group in the second quarter of 2011 increased to €112.9 million from €110.2 million in the comparative period of 2010, primarily due to higher fiber costs at our Rosenthal mill.
In the second quarter of 2011, operating depreciation and amortization for the Restricted Group decreased to €7.4 million from €7.6 million in the same period last year. Selling, general and administrative expenses and other for the Restricted Group decreased to €5.3 million from €6.7 million in the comparative period of 2010, primarily as a result of a weaker U.S. dollar relative to the Euro and the Canadian dollar.
Transportation costs for the Restricted Group marginally decreased to €12.3 million in the second quarter of 2011 from €12.6 million in the same quarter last year.
Overall, per unit fiber costs of the Restricted Group in the second quarter of 2011 marginally increased by approximately 1% compared to the same period in 2010.
FORM 10-Q
QUARTERLY REPORT — PAGE 38

In the second quarter of 2011, the Restricted Group reported operating income of €18.0 million compared to operating income of €18.5 million in the second quarter of 2010, primarily due to lower price realizations resulting from a weaker U.S. dollar.
Interest expense for the Restricted Group decreased to €6.4 million in the second quarter of 2011 from €8.0 million in the same quarter last year, primarily due to a weaker U.S. dollar relative to the Euro and lower debt levels.
In the second quarter of 2011, the Restricted Group recorded a foreign exchange gain on foreign currency denominated debt of €0.3 million, compared to a loss on foreign currency denominated debt of €9.4 million in the comparative quarter of 2010.
During the second quarter of 2011, the Restricted Group recorded €2.9 million of net income tax expense, compared to net income tax expense of €0.3 million in the same period last year.
The Restricted Group reported net income for the second quarter of 2011 of €10.4 million compared to net income of €2.1 million in the same period last year.
In the second quarter of 2011, the Restricted Group reported Operating EBITDA of €25.5 million compared to Operating EBITDA of €26.2 million in the comparative quarter of 2010. Operating EBITDA is defined as operating income (loss) plus depreciation and amortization and non-recurring capital asset impairment charges. Operating EBITDA has significant limitations as an analytical tool, and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. See the discussion of our results for the three months ended June 30, 2011 for additional information relating to such limitations and Operating EBITDA.
The following table provides a reconciliation of net income (loss) to operating income (loss) and Operating EBITDA for the Restricted Group for the periods indicated:

	Three Months Ended
	June 30,
	2011	2010
	(in thousands)
Restricted Group(1)
Net income	€10,391	€2,075
Income taxes	2,851	334
Interest expense	6,433	7,957
Investment income	(1,305)	(1,285)
Foreign exchange (gain) loss on debt	(342)	9,371

Operating income	18,028	18,452
Add: Depreciation and amortization	7,461	7,698

Operating EBITDA	€25,489	€26,150

(1)	See Note 12 of the interim consolidated financial statements included elsewhere herein for a reconciliation to our consolidated results.
Restricted Group Results — Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010
Total revenues for the Restricted Group increased to €252.0 million ($353.8 million) in the first half of 2011, compared to €238.5 million ($316.8 million) in the first half of 2010 due to both higher pulp and energy revenues.
FORM 10-Q
QUARTERLY REPORT — PAGE 39

Pulp revenues for the Restricted Group for the six months ended June 30, 2011 increased by approximately 4% to €240.5 million from €231.3 million in the comparative period of 2010, primarily due to higher pulp prices, partially offset by a weaker U.S. dollar. Energy revenues increased by approximately 60% in the first half of 2011 to a record €11.5 million from €7.2 million in the same period last year, primarily due to energy sales from the Celgar energy project.
In the first half of 2011, pulp prices were higher than in the same period of 2010 due to continued strengthening in global pulp markets. List prices for NBSK pulp in Europe were approximately $988 (€704) per ADMT in the first half of 2011, compared to approximately $908 (€684) per ADMT in the first half of 2010. In the first half of 2011, average pulp sales realizations for the Restricted Group increased by approximately 6% to €600 per ADMT from €566 per ADMT in the same period last year.
Pulp production for the Restricted Group increased marginally to 404,232 ADMTs in the first half of 2011 from 404,033 ADMTs in the same period of 2010, primarily as a result of record production levels at our Rosenthal mill being partially offset by minor temporary equipment failures adversely affecting production at our Celgar mill in the first quarter of 2011.
Pulp sales volume of the Restricted Group decreased slightly to 400,435 ADMTs in the first half of 2011 from 408,111 ADMTs in the comparative period of 2010, primarily due to lower production levels at our Celgar mill in the first quarter of 2011.
Costs and expenses for the Restricted Group in the first half of 2011 increased to €212.7 million from €203.9 million in the comparative period of 2010, primarily due to higher fiber costs at our Rosenthal mill.
In the first half of 2011, operating depreciation and amortization for the Restricted Group marginally increased to €15.0 million from €14.8 million in the same period last year. Selling, general and administrative expenses and other for the Restricted Group marginally decreased to €11.5 million from €11.6 million in the comparative period of 2010.
Transportation costs for the Restricted Group marginally decreased to €23.6 million in the first half of 2011 from €23.8 million in the comparative period of 2010.
Overall, per unit fiber costs of the Restricted Group in the first half of 2011 increased by approximately 8% compared to the same period in 2010, primarily due to higher fiber costs at our Rosenthal mill resulting from strong demand for German sawmill residuals and pulp logs.
In the first half of 2011, the Restricted Group reported operating income of €39.3 million compared to operating income of €34.5 million in the comparative period of 2010, primarily due to significantly higher pulp prices being partially offset by a weaker U.S. dollar.
Interest expense for the Restricted Group decreased to approximately €13.7 million in the first half of 2011 from €15.3 million in the first half of 2010, primarily as a result of lower debt levels and a weaker U.S. dollar relative to the Euro.
In the first six months of 2011, the Restricted Group recorded a foreign exchange gain on foreign currency denominated debt of €1.5 million, compared to a loss on foreign currency denominated debt of €14.6 million in the comparative period of 2010.
FORM 10-Q
QUARTERLY REPORT — PAGE 40

During the first half of 2011, the Restricted Group recorded €3.4 million of net income tax expense, compared to net income tax expense of €0.5 million in the same period last year.
The Restricted Group reported net income for the first six months of 2011 of €26.3 million compared to net income of €5.7 million in the same period last year.
In the first half of 2011, the Restricted Group reported Operating EBITDA of €54.4 million compared to Operating EBITDA of €49.5 million in the comparative period of 2010. Operating EBITDA is defined as operating income (loss) plus depreciation and amortization and non-recurring capital asset impairment charges. Operating EBITDA has significant limitations as an analytical tool, and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. See the discussion of our results for the three months ended June 30, 2011 for additional information relating to such limitations and Operating EBITDA.
The following table provides a reconciliation of net income (loss) to operating income (loss) and Operating EBITDA for the Restricted Group for the periods indicated:

	Six Months Ended
	June 30,
	2011	2010
	(in thousands)
Restricted Group(1)
Net income	€26,260	€5,746
Income taxes	3,375	495
Interest expense	13,706	15,277
Investment income	(2,584)	(2,524)
Foreign exchange (gain) loss on debt	(1,453)	14,602
Loss on extinguishment of debt	—	929

Operating income	39,304	34,525
Add: Depreciation and amortization	15,137	15,008

Operating EBITDA	€54,441	€49,533

(1)	See Note 12 of the interim consolidated financial statements included elsewhere herein for a reconciliation to our consolidated results.
Liquidity and Capital Resources of the Restricted Group
The following table is a summary of selected financial information for the Restricted Group at the dates indicated:

	As at		As at
	June 30,		December 31,
	2011		2010
	(in thousands)
Restricted Group Financial Position(1)
Cash and cash equivalents	€86,941		€50,654
Working capital	140,276		150,667
Property, plant and equipment	348,193		362,274
Total assets	665,955		662,944
Long-term liabilities	252,962	(2)	312,631
Total equity	326,245	(2)	289,141

(1)	See Note 12 of the interim consolidated financial statements included elsewhere herein for a reconciliation to our consolidated results.

(2)	€24.9 million of Convertible Notes were converted into shares in July 2011.
At June 30, 2011, cash and cash equivalents for the Restricted Group increased to €86.9 million from €50.7 million at the end of 2010.
FORM 10-Q
QUARTERLY REPORT — PAGE 41

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
In July 2011, S&P raised its ratings on the Senior Notes from B to B+ and improved its recovery rating from “4” to “3”. The improved ratings reflect Mercer’s balance sheet deleveraging in the first half of 2011 and S&P’s belief that demand for NBSK pulp will remain robust and that the Company’s liquidity position should continue to improve throughout the remainder of 2011.
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
FORM 10-Q
QUARTERLY REPORT — PAGE 42

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
FORM 10-Q
QUARTERLY REPORT — PAGE 43

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
Demand for pulp has historically been determined by the level of economic growth and has been closely tied to overall business activity. From 2006 to mid-2008, pulp prices in Europe steadily improved. However, in the latter half of 2008, a global economic crisis resulted in a sharp decline of European pulp prices from a high of $900 per ADMT to $635 per ADMT at the end of 2008. Beginning in the second quarter of 2009 prices began to improve, rising from a low of $575 per ADMT in March 2009 to $980 per ADMT at the end of the second quarter of 2010. European list pulp prices remained at historically high levels through the second quarter of 2011.
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
FORM 10-Q
QUARTERLY REPORT — PAGE 44

Costs
Our production costs are influenced by the availability and cost of raw materials, energy and labor, and our plant efficiencies and productivity. Our main raw material is fiber in the form of wood chips and pulp logs. Fiber costs are primarily affected by the supply of, and demand for, lumber which is highly cyclical in nature and can vary significantly by location. The state of lumber markets affects both the amount of sawmill residuals, such as chips, produced as a by-product of lumber and the level of timber harvesting, which provides us with pulp logs. Production costs also depend on the total volume of production. Lower operating rates and production efficiencies during periods of cyclically low demand result in higher average production costs and lower margins.
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
During the first six months of 2011, we recorded an unrealized gain of €9.9 million on our outstanding interest rate derivatives compared to an unrealized loss of €11.0 million in the comparative period of 2010.
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

10.1
Amended and Restated Credit Agreement among Zellstoff Celgar Limited Partnership, as Borrower, and the Lenders from time to time parties thereto, as Lenders and CIT Business Credit Canada Inc., as Agent.

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
QUARTERLY REPORT — PAGE 48

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERCER INTERNATIONAL INC.
By:	/s/ David M. Gandossi
David M. Gandossi
Secretary and Chief Financial Officer
Date: August 4, 2011
FORM 10-Q
QUARTERLY REPORT — PAGE 49