Form 10-Q
period 2011-09-30
MERCER INTERNATIONAL INC.
filed 2011-11-07
CIK 1333274

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File No.: 000-51826
MERCER INTERNATIONAL INC.
(Exact name of Registrant as specified in its charter)

Washington	47-0956945
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)
Suite 1120, 700 West Pender Street, Vancouver, British Columbia, Canada, V6C 1G8
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
The Registrant had 55,779,204 shares of common stock outstanding as at November 4, 2011.

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
MERCER INTERNATIONAL INC.
INTERIM CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011
(Unaudited)

MERCER INTERNATIONAL INC.
INTERIM CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands of Euros)

	September 30,	December 31,
	2011	2010
ASSETS
Current assets
Cash and cash equivalents	€127,758	€99,022
Marketable securities (Note 4)	4,013	—
Receivables	110,296	121,709
Inventories (Note 5)	128,041	102,219
Prepaid expenses and other	9,907	11,360
Deferred income tax	24,951	22,570

Total current assets	404,966	356,880

Long-term assets
Property, plant and equipment	815,727	846,767
Deferred note issuance and other	9,943	11,082
Note receivable	—	1,346

	825,670	859,195

Total assets	€1,230,636	€1,216,075

LIABILITIES
Current liabilities
Accounts payable and accrued expenses	€109,845	€84,873
Pension and other post-retirement benefit obligations (Note 8)	694	728
Debt (Note 6)	25,671	39,596

Total current liabilities	136,210	125,197

Long-term liabilities
Debt (Note 6)	707,040	782,328
Unrealized interest rate derivative losses (Notes 7 and 10)	51,553	50,973
Pension and other post-retirement benefit obligations (Note 8)	23,010	24,236
Capital leases and other	11,857	12,010
Deferred income tax	14,413	7,768

	807,873	877,315

Total liabilities	€944,083	€1,002,512

EQUITY
Shareholders’ equity
Share capital (Note 9)	247,642	219,211
Paid-in capital	(5,308)	(3,899)
Retained earnings (deficit)	39,786	(10,956)
Accumulated other comprehensive income (loss)	21,762	31,712

Total shareholders’ equity	303,882	236,068

Noncontrolling interest (deficit)	(17,329)	(22,505)

Total equity	286,553	213,563

Total liabilities and equity	€1,230,636	€1,216,075

Commitments and contingencies (Note 11)
Subsequent event (Note 12)
The accompanying notes are an integral part of these interim consolidated financial statements.

MERCER INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands of Euros, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Revenues
Pulp	€190,426	€224,697	€618,158	€624,111
Energy	14,352	9,721	41,970	30,783

	204,778	234,418	660,128	654,894

Costs and expenses
Operating costs	146,885	162,293	482,775	470,977
Operating depreciation and amortization	13,832	13,987	41,777	41,817

	44,061	58,138	135,576	142,100
Selling, general and administrative expenses	8,754	6,894	27,616	24,944
Purchase (sale) of emission allowances	—	(167)	(202)	(167)

Operating income (loss)	35,307	51,411	108,162	117,323

Other income (expense)
Interest expense	(14,117)	(17,820)	(44,906)	(51,141)
Investment income (loss)	270	93	733	304
Foreign exchange gain (loss) on debt	(181)	9,927	1,272	(4,675)
Gain (loss) on extinguishment of debt (Note 6)	(69)	—	(69)	(929)
Gain (loss) on derivative instruments (Note 7)	(10,484)	485	(580)	(10,523)

Total other income (expense)	(24,581)	(7,315)	(43,550)	(66,964)

Income (loss) before income taxes	10,726	44,096	64,612	50,359
Income tax benefit (provision) — current	(1,557)	(2,227)	(3,854)	(3,750)
— deferred	(1,567)	9,382	(3,707)	9,382

Net income (loss)	7,602	51,251	57,051	55,991
Less: net loss (income) attributable to noncontrolling interest	838	(5,116)	(5,175)	(5,001)

Net income (loss) attributable to common shareholders	€8,440	€46,135	€51,876	€50,990

Net income (loss) per share attributable to common shareholders (Note 3)
Basic	€0.15	€1.17	€1.07	€1.36

Diluted	€0.15	€0.82	€0.92	€0.93

The accompanying notes are an integral part of these interim consolidated financial statements.

MERCER INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF RETAINED EARNINGS (DEFICIT)
(Unaudited)
(In thousands of Euros)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Net income (loss) attributable to common shareholders	€8,440	€46,135	€51,876	€50,990
Retained earnings (deficit), beginning of period	32,480	(92,380)	(10,956)	(97,235)

	40,920	(46,245)	40,920	(46,245)
Retirement of treasury shares	(1,134)	—	(1,134)	—

Retained earnings (deficit), end of period	€39,786	€(46,245)	€39,786	€(46,245)

INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands of Euros)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Net income (loss)	€7,602	€51,251	€57,051	€55,991

Other comprehensive income (loss), net of taxes
Foreign currency translation adjustment	(12,913)	(134)	(10,313)	2,809
Pension income (expense)	(20)	317	383	(282)
Unrealized gains (losses) on securities arising during the period	(20)	(29)	(20)	(11)

Other comprehensive income (loss), net of taxes	(12,953)	154	(9,950)	2,516

Total comprehensive income (loss)	(5,351)	51,405	47,101	58,507

Comprehensive loss (income) attributable to noncontrolling interest	838	(5,116)	(5,175)	(5,001)

Comprehensive income (loss) attributable to common shareholders	€(4,513)	€46,289	€41,926	€53,506

The accompanying notes are an integral part of these interim consolidated financial statements.

MERCER INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands of Euros)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Cash flows from (used in) operating activities
Net income (loss) attributable to common shareholders	€8,440	€46,135	€51,876	€50,990
Adjustments to reconcile net income (loss) attributable to common shareholders to cash flows from operating activities
Loss (gain) on derivative instruments	10,484	(485)	580	10,523
Foreign exchange loss (gain) on debt	181	(9,927)	(1,272)	4,675
Loss (gain) on extinguishment of debt	69	—	69	929
Depreciation and amortization	13,893	14,055	41,960	42,052
Accretion expense (income)	(168)	1,111	591	2,056
Noncontrolling interest	(838)	5,116	5,175	5,001
Deferred income taxes	1,567	(9,382)	3,707	(9,382)
Stock compensation expense	305	540	2,844	1,273
Pension and other post-retirement expense, net of funding	(95)	96	(102)	428
Other	359	989	1,962	2,836
Changes in current assets and liabilities
Receivables	(9,452)	19,591	3,248	(26,351)
Inventories	(23,776)	(26,005)	(27,862)	(36,988)
Accounts payable and accrued expenses	318	1,814	24,873	15,146
Other	(752)	(4,883)	92	(5,477)

Net cash from (used in) operating activities	535	38,765	107,741	57,711

Cash flows from (used in) investing activities
Purchase of property, plant and equipment	(10,297)	(8,484)	(26,122)	(28,876)
Proceeds on sale of property, plant and equipment	1,564	28	1,944	577
Note receivable	2,064	216	2,835	711
Purchase of marketable securities	(4,018)	—	(4,018)	—

Net cash from (used in) investing activities	(10,687)	(8,240)	(25,361)	(27,588)

Cash flows from (used in) financing activities
Repayment of notes payable and debt	(12,160)	(6,211)	(42,511)	(14,461)
Repayment of capital lease obligations	(776)	(638)	(2,269)	(2,245)
Proceeds from borrowings of notes payable and debt	—	—	—	840
Proceeds from (repayment of) credit facilities, net	—	(4,057)	(14,652)	1,493
Proceeds from government grants	4,470	6,778	13,419	17,337
Purchase of treasury shares	(7,477)	—	(7,477)	—

Net cash from (used in) financing activities	(15,943)	(4,128)	(53,490)	2,964

Effect of exchange rate changes on cash and cash equivalents	2,058	(3,416)	(154)	748

Net increase (decrease) in cash and cash equivalents	(24,037)	22,981	28,736	33,835
Cash and cash equivalents, beginning of period	151,795	62,145	99,022	51,291

Cash and cash equivalents, end of period	€127,758	€85,126	€127,758	€85,126

The accompanying notes are an integral part of these interim consolidated financial statements.

MERCER INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited)
(In thousands of Euros)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Supplemental disclosure of cash flow information
Cash paid during the period for
Interest	€5,822	€17,402	€35,742	€46,435
Income taxes	1,389	412	1,725	441
Supplemental schedule of non-cash investing and financing activities
Acquisition of production and other equipment under capital lease obligations	€973	€429	€1,246	€959
Decrease in accounts payable relating to investing activities	1,530	4,986	7,906	1,283
The accompanying notes are an integral part of these interim consolidated financial statements.

MERCER INTERNATIONAL INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands of Euros, except per share data)
Note 1. The Company and Summary of Significant Accounting Policies
Basis of Presentation
The interim consolidated financial statements contained herein include the accounts of Mercer International Inc. (“Mercer Inc.”) and its wholly-owned and majority-owned subsidiaries (collectively the “Company”). Mercer Inc.’s common shares are quoted and listed for trading on both the NASDAQ Global Market and the Toronto Stock Exchange.
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
Note 2. Stock-Based Compensation
In June 2010, the Company adopted a new stock incentive plan (the “2010 Plan”) which provides for options, restricted stock rights, restricted shares, performance shares, performance share units and stock appreciation rights to be awarded to employees, consultants and non-employee directors. As at September 30, 2011, after factoring in all allocated shares, there remain approximately 1.1 million common shares available for grant pursuant to the 2010 Plan.
Performance Shares
Grants of performance shares comprise rights to receive shares at a future date that are contingent on the Company and the grantee achieving certain performance objectives.

MERCER INTERNATIONAL INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands of Euros, except per share data)
Note 2. Stock-Based Compensation (continued)
In February 2011, the Company awarded a total of 812,573 performance shares to employees of the Company, the majority of which vest using a partial vesting schedule between 2014 and 2016; 50% are scheduled to vest on January 1, 2014, 25% are scheduled to vest on January 1, 2015, and the remaining 25% are scheduled to vest on January 1, 2016. There were nil performance shares which had vested, been forfeited, or been cancelled during the three and nine months ended September 30, 2011. Expense recognized for the three and nine month periods ended September 30, 2011 was €13 and €771, respectively. Performance shares are expensed each reporting period based on their fair value, which is then amortized to reflect the time elapsed in the vesting period. The fair value of the performance shares is determined based upon the targeted number of shares awarded and the quoted price of the Company’s shares at the reporting date. The target number of shares is determined using management’s best estimate. The final determination of the number of shares to be granted will be made by the Board of Directors.
Between February and March 2011, the Company granted and issued a total of 474,728 common shares under its performance share plan, which were originally awarded in 2008 and vested on December 31, 2010. Pursuant to the accounting guidance in FASB’s Accounting Standards Codification No. 718, Compensation — Stock Compensation, the Company adjusted the number of performance shares awarded to employees to the number granted by the Board of Directors, and accordingly adjusted compensation cost based on the fair value of Mercer’s common shares at the grant date. As a result, the Company recognized approximately €1,420 of stock compensation expense associated with the final determination of these performance shares in the three months ended March 31, 2011.
Restricted Shares
The fair value of restricted shares is determined based upon the number of shares granted and the quoted price of the Company’s shares on the date of grant. Restricted shares generally vest over a one year period, except as noted below. Expense is recognized on a straight-line basis over the vesting period.
During the three months ended June 30, 2011, 38,000 restricted shares were granted and issued to directors of the Company (2010 — 56,000). During the three months ended March 31, 2011, 200,000 (2010 — nil) restricted shares were granted and issued to the Chief Executive Officer of the Company, which vest in equal amounts over a five year period commencing in 2012.
During the three and nine months ended September 30, 2011, no restricted shares were cancelled or forfeited (2010 — nil and nil), and nil and 56,000 restricted shares had vested, respectively (2010 — 21,000 and 21,000). As at September 30, 2011, the total number of unvested restricted shares was 238,000 (2010 — 56,000).

MERCER INTERNATIONAL INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands of Euros, except per share data)
Note 2. Stock-Based Compensation (continued)
Expense recognized for the three and nine month periods ended September 30, 2011 was €295 and €691, respectively (2010 — €60 and €83). As at September 30, 2011, the total remaining unrecognized compensation cost related to restricted shares amounted to approximately €1,642 (2010 — €148), which will be amortized over the remaining vesting periods.
Stock Options
During the three and nine month periods ended September 30, 2011 and 2010, no options were granted, exercised or cancelled, and nil and 15,000 options expired, respectively (2010 — nil and 738,334). The aggregate intrinsic value of options outstanding and currently exercisable as at September 30, 2011 was $0.28 per option.
Stock compensation expense recognized for stock options for the three and nine month periods ended September 30, 2011 was €nil (2010 — €nil). All stock options have fully vested.
Note 3. Net Income (Loss) Per Share Attributable to Common Shareholders

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net income (loss) attributable to common shareholders — basic	€8,440	€46,135	€51,876	€50,990
Interest on convertible notes, net of tax	40	571	789	2,011

Net income (loss) attributable to common shareholders — diluted	€8,480	€46,706	€52,665	€53,001

Net income (loss) per share attributable to common shareholders
Basic	€0.15	€1.17	€1.07	€1.36

Diluted	€0.15	€0.82	€0.92	€0.93

Weighted average number of common shares outstanding:
Basic(1)	55,141,780	39,446,447	48,289,039	37,383,444
Effect of dilutive instruments:
Performance shares	158,023	455,609	543,383	453,780
Restricted shares	—	7,220	65,917	15,232
Stock options and awards	46,953	—	69,602	—
Convertible notes	1,219,468	17,113,010	8,260,848	19,167,690

Diluted	56,566,224	57,022,286	57,228,789	57,020,146

(1)	The basic weighted average number of shares excludes performance shares and restricted shares which have been issued, but have not vested as at September 30, 2011 and 2010.
The calculation of diluted net income (loss) per share attributable to common shareholders does not assume the exercise of any instruments that would have an anti-dilutive effect on earnings per share.
Restricted shares excluded from the calculation of diluted income (loss) per share attributable to common shareholders because they are anti-dilutive represented 238,000 shares for the three month period ended September 30, 2011.
The diluted net income (loss) per share calculation for the three and nine month periods ended September 30, 2010 excluded 190,000 shares related to stock options, as the exercise price of these options was greater than their average market value, which would result in an anti-dilutive effect on diluted earnings per share.

MERCER INTERNATIONAL INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands of Euros, except per share data)
Note 4. Marketable Securities
The Company’s marketable securities at September 30, 2011 and December 31, 2010 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
September 30, 2011	Cost	Gains	Losses	Value
Current
0.5% German federal government bonds due June 2012	€2,008	€—	€(2)	€2,006
0.75% German federal government bonds due September 2012	2,010	—	(3)	2,007

	€4,018	€—	€(5)	€4,013

Long-term
Equity securities	€63	€130	€(15)	€178

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2010	Cost	Gains	Losses	Value
Long-term
Equity securities	€63	€213	€(1)	€275

In order to maintain the Company’s liquidity requirements and manage risk while ensuring a reasonable return, the Company invests in low risk and highly liquid marketable securities that are classified as available-for-sale investments and accordingly carried at fair value.
The Company recognizes any gross unrealized gains or losses through the “Accumulated other comprehensive income (loss)” line, and records investments in long-term marketable securities within the “Deferred note issuance and other” line in the Interim Consolidated Balance Sheet.
As at September 30, 2011, the Company had invested in German federal government bonds, with contractual maturities of less than one year. These bonds are highly liquid and are considered low risk debt securities. The Company also had nominal amounts invested in equity securities.
The Company reviews for other-than-temporary losses on a regular basis and has considered the gross unrealized losses indicated above to be temporary in nature.

MERCER INTERNATIONAL INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands of Euros, except per share data)
Note 5. Inventories

	September 30, 2011	December 31, 2010
Raw materials	€41,023	€47,179
Finished goods	55,334	27,127
Work in process and other	31,684	27,913

	€128,041	€102,219

Note 6. Debt
Debt consists of the following:

	September 30, 2011	December 31, 2010
Note payable to bank, included in a total loan credit facility of €827,950 to finance the construction related to the Stendal mill (a)	€477,490	€500,657
Senior notes due February 2013, interest at 9.25% accrued and payable semi-annually, unsecured (b)	—	15,341
Senior notes due December 2017, interest at 9.50% accrued and payable semi-annually, unsecured (c)	219,818	224,031
Subordinated convertible notes due January 2012, interest at 8.5% accrued and payable semi-annually (d)	—	31,707
Credit agreement with a lender with respect to a revolving credit facility of C$40 million (e)	—	15,016
Loan payable to the noncontrolling shareholder of the Stendal mill (f)	32,684	31,365
Credit agreement with a bank with respect to a revolving credit facility of €25,000 (g)	—	—
Investment loan agreement with a lender with respect to the wash press project at the Rosenthal mill of €4,351 (h)	2,719	3,807
Credit agreement with a bank with respect to a revolving credit facility of €3,500 (i)	—	—

	732,711	821,924
Less: current portion	(25,671)	(39,596)

Debt, less current portion	€707,040	€782,328

The Company made principal repayments under these facilities of €42,511 during the nine months ended September 30, 2011 (2010 — €14,461). As of September 30, 2011, the principal maturities of debt are as follows:

Matures	Amount

2011	€—
2012	25,671
2013	41,088
2014	40,543
2015	44,000
Thereafter	581,409

€732,711

MERCER INTERNATIONAL INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands of Euros, except per share data)
Note 6. Debt (continued)
Certain of the Company’s debt instruments were issued under an indenture which, among other things, restricts Mercer Inc.’s ability and the ability of its restricted subsidiaries to make certain payments. These limitations are subject to other important qualifications and exceptions. As at September 30, 2011, the Company was in compliance with the terms of the indenture.
(a)
Note payable to bank, included in a total loan facility of €827,950 to finance the construction related to the Stendal mill (“Stendal Loan Facility”), interest at rates varying from Euribor plus 0.90% to Euribor plus 1.69% (rates on amounts of borrowing at September 30, 2011 range from 2.65% to 3.55%), principal due in required installments beginning September 30, 2006 until September 30, 2017, collateralized by the assets of the Stendal mill, with 48% and 32% guaranteed by the Federal Republic of Germany and the State of Saxony-Anhalt, respectively, of up to €417,490 of outstanding principal, subject to a debt service reserve account (“DSRA”) required to pay amounts due in the following twelve months under the terms of the Stendal Loan Facility; payment of dividends is only permitted if certain cash flow requirements are met. See Note 7 — Derivative Transactions for a discussion of the Company’s variable-to-fixed interest rate swaps.

On March 13, 2009, the Company finalized an agreement with its lenders to amend its Stendal Loan Facility. The amendment deferred approximately €164,000 of scheduled principal payments until the maturity date, September 30, 2017. The amendment also provided for a 100% cash sweep, referred to as the “Cash Sweep”, of any cash, in excess of a €15,000 working capital reserve and the guarantee amount, as discussed in Note 11, held by Stendal which will be used first to fund the DSRA to a level sufficient to service the amounts due and payable under the Stendal Loan Facility during the then following 12 months, which means the DSRA is “Fully Funded”, and second to prepay the deferred principal amounts. As at September 30, 2011, the DSRA balance was approximately €28,400 and increased to approximately €31,700 in October 2011.

(b)	In February 2005, the Company issued $310 million of senior notes due February 2013 (“2013 Notes”), which bore interest at 9.25%, accrued and payable semi-annually, and were unsecured.

On November 17, 2010, the Company used the proceeds from a private offering of $300 million senior notes due 2017, described in Note 6(c) below, and cash on hand to complete a tender offer to repurchase approximately $289 million aggregate principal amount of its 2013 Notes. Pursuant to the FASB’s Accounting Standards Codification No. 405, Liabilities — Extinguishment of Liabilities (“ASC 405-20”), the Company concluded that the tendering of the 2013 Notes met the definition of a debt extinguishment. In connection with this tender offer and pursuant to FASB’s Accounting Standards Codification No. 470-50, Debt-Modifications and Extinguishments (“ASC 470-50”), the Company recorded a loss of approximately €7,500 to the “Gain (loss) on extinguishment of debt” line in the Interim Consolidated Statement of Operations which included the tender premium paid and the write-off of unamortized debt issue costs.

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

(c)
On November 17, 2010, the Company completed a private offering of $300 million in aggregate principal amount of senior notes due 2017 (“2017 Notes”). The proceeds from this offering were used to finance the tender offer and consent solicitation for approximately $289 million of the Company’s 2013 Notes (see Note 6(b)). The 2017 Notes were issued at a price of 100% of their principal amount. The 2017 Notes will mature on December 1, 2017 and bear interest at 9.50% which is accrued and payable semi-annually.

In August 2011, the Company’s Board of Directors authorized the purchase of up to $25.0 million of the Company’s 2017 Notes from time to time, over a period ending August 2012. During August 2011, the Company purchased approximately $4.4 million of its outstanding 2017 Notes, which in aggregate, were purchased at a nominal discount to the principal amount thereof, plus accrued and unpaid interest to, but not including the repurchase date. Pursuant to ASC 470-50, the Company recognized a loss of approximately €69 on the extinguishment of these notes, in the “Gain (loss) on extinguishment of debt” line in the Interim Consolidated Statement of Operations, mainly relating to the write-off of unamortized debt issuance costs. (See Note 12 — Subsequent Event).

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

The Company may redeem all or a part of the 2017 Notes, upon not less than 30 days or more than 60 days’ notice, at the redemption prices (expressed as percentages of principal amount) equal to 104.75% for the twelve-month period beginning on December 1, 2014, 102.38% for the twelve-month period beginning on December 1, 2015, and 100.00% beginning on December 1, 2016, and at any time thereafter, plus accrued and unpaid interest.

MERCER INTERNATIONAL INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands of Euros, except per share data)
Note 6. Debt (continued)
(d)
In December 2009, the Company exchanged approximately $43.3 million of Subordinated Convertible Notes due October 2010 (the “2010 Notes”) through two private exchange agreements with the holders thereof for approximately $43.8 million of Subordinated Convertible Notes due January 2012 (the “2012 Notes”). On January 22, 2010, through an exchange offer with the remaining holders of the 2010 Notes, the Company exchanged a further $21.7 million of 2010 Notes for approximately $22.0 million of the Company’s 2012 Notes. The Company recognized both exchange transactions of the Subordinated Convertible Notes as extinguishments of debt in accordance with ASC 470-50, because the fair value of the embedded conversion option changed by more than 10% in both transactions. During 2010, the Company recognized a loss of €929 as a result of the January 22, 2010 exchange. The loss was determined using the fair market value prevailing at the time of the transaction, and yielded an effective interest rate of approximately 3% on the January 22, 2010 exchange.

The 2012 Notes bore interest at 8.50%, accrued and payable semi-annually, were convertible at any time by the holder into common shares of the Company at $3.30 per share and were unsecured. The Company could redeem for cash all or a portion of the 2012 Notes on or after July 15, 2011 at 100% of the principal amount plus accrued interest up to the redemption date. During the nine months ended September 30, 2011, approximately $44.4 million of 2012 Notes were converted into 13,446,679 common shares and the Company paid approximately $1.5 million of accrued and unpaid interest. Pursuant to the 2012 Notes indenture, on July 15, 2011, the nominal amount of remaining 2012 Notes were redeemed by the Company on July 15, 2011 at par plus accrued and unpaid interest to, but not including, July 15, 2011. In accordance with FASB’s Accounting Standards Codification No. 470-20, Debt — Debt with Conversions and Other Options (“ASC 470-20”), the Company recorded the carrying amount of the converted 2012 Notes, which included approximately €800 of unamortized discount, as an increase to share capital.

(e)
Credit agreement with respect to a revolving credit facility of C$40.0 million for the Celgar mill. The credit agreement matures May 2013. Borrowings under the credit agreement are collateralized by the mill’s inventory and receivables and are restricted by a borrowing base calculated on the mill’s inventory and receivables. Canadian dollar denominated amounts bear interest at bankers acceptance plus 3.75% or Canadian prime plus 2.00%. U.S. dollar denominated amounts bear interest at LIBOR plus 3.75% or U.S. base plus 2.00%. The Company fully repaid this facility on March 30, 2011. As at September 30, 2011, approximately C$2.1 million of this facility was supporting letters of credit, leaving approximately C$37.9 million available.

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

(g)
A €25,000 working capital facility at the Rosenthal mill that matures in December 2012. Borrowings under the facility are collateralized by the mill’s inventory and receivables and bear interest at Euribor plus 3.50%. As at September 30, 2011, approximately €2,200 of this facility was supporting bank guarantees leaving approximately €22,800 available.

MERCER INTERNATIONAL INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands of Euros, except per share data)
Note 6. Debt (continued)
(h)
A four-year amortizing investment loan agreement with a lender relating to the new wash press at the Rosenthal mill with a total facility of €4,351 bearing interest at the rate of Euribor plus 2.75% that matures August 2013. Borrowings under this agreement are secured by the new wash press equipment. As at September 30, 2011, this facility was drawn by €2,719 and was accruing interest at a rate of 4.57%.

(i)
On February 8, 2010 the Rosenthal mill finalized a credit agreement with a lender for a €3,500 facility maturing in December 2012. Borrowings under this facility bear interest at the rate of the 3-month Euribor plus 3.50% and are secured by certain land at the Rosenthal mill. As at September 30, 2011, this facility was undrawn.

Note 7. Derivative Transactions
The Company is exposed to certain market risks relating to its ongoing business. The Company seeks to manage these risks through internal risk management policies as well as, from time to time, the use of derivatives. Currently, the only risk managed using derivative instruments is interest rate risk.
During 2004, the Company entered into certain variable-to-fixed interest rate swaps in connection with the Stendal Loan Facility with respect to an aggregate maximum principal amount of approximately €612,600 of the total indebtedness under the Stendal Loan Facility. Under the remaining interest rate swap, the Company pays a fixed rate and receives a floating rate with the interest payments being calculated on a notional amount. Currently, the contract has an aggregate notional amount of €426,518 at a fixed interest rate of 5.28% and it matures October 2017 (generally matching the maturity of the Stendal Loan Facility). The Company substantially converted the Stendal Loan Facility from a variable interest rate loan into a fixed interest rate loan, thereby reducing interest rate uncertainty.
The Company recognized an unrealized loss of €10,484 and a loss of €580 on the interest rate swap for the three and nine months ended September 30, 2011, respectively (2010 — a gain of €485 and loss of €10,523), in the “Gain (loss) on derivative instruments” line in the Interim Consolidated Statements of Operations and Interim Consolidated Statements of Cash Flows. Derivative instruments are required to be measured at their fair value. Accordingly, the fair value of the interest rate swap is presented in the “Unrealized interest rate derivative losses” line in the Interim Consolidated Balance Sheets, which currently amounts to a cumulative unrealized loss of €51,553 (2010 — €50,973).
The interest rate derivative contract is with the same bank that holds the Stendal Loan Facility and the Company does not anticipate non-performance by the bank.

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
Pension benefits are based on employees’ earnings and years of service. The Celgar Plans are funded by contributions from the Company based on actuarial estimates and statutory requirements. Pension contributions during the three and nine month periods ended September 30, 2011 totaled €534 and €1,429, respectively (2010 — €280 and €677).
Effective December 31, 2008, the defined benefit plan was closed to new members. In addition, the defined benefit service accrual ceased on December 31, 2008, and members began to receive pension benefits, at a fixed contractual rate, under a new defined contribution plan effective January 1, 2009.

	Three Months Ended September 30,
	2011		2010
		Post-		Post-
	Pension	Retirement	Pension	Retirement
	Benefits	Benefits	Benefits	Benefits

Service cost	€22	€117	€21	€100
Interest cost	376	203	425	196
Expected return on plan assets	(385)	—	(398)	—
Recognized net loss (gain)	127	(17)	111	(79)

Net periodic benefit cost	€140	€303	€159	€217

	Nine Months Ended September 30,
	2011		2010
		Post-		Post-
	Pension	Retirement	Pension	Retirement
	Benefits	Benefits	Benefits	Benefits

Service cost	€65	€352	€61	€294
Interest cost	1,134	612	1,257	580
Expected return on plan assets	(1,163)	—	(1,175)	—
Recognized net loss (gain)	383	(52)	329	(233)

Net periodic benefit cost	€419	€912	€472	€641

MERCER INTERNATIONAL INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands of Euros, except per share data)
Note 9. Share Capital
Common shares
The Company has authorized 200,000,000 common shares (2010 — 200,000,000) with a par value of $1 per share.
During the nine months ended September 30, 2011, 13,446,679 common shares were issued as a result of certain holders of the 2012 Notes exercising their conversion option (see Note 6(d) — Debt). In addition, 358,268 shares were issued to employees of the Company as part of the stock based performance awards and 238,000 restricted shares were issued to the Chief Executive Officer and directors of the Company.
During the three months ended September 30, 2011, the Company repurchased and retired 1,263,401 common shares. These retired shares are now included in the Company’s pool of authorized but unissued common shares.
As at September 30, 2011 and December 31, 2010, the Company had 55,779,204 and 42,999,658 common shares issued and outstanding, respectively.
Share Repurchase Program
In August 2011, the Company’s Board of Directors authorized a share and debt repurchase program (the “Program”) to repurchase up to $25.0 million worth of the Company’s outstanding common shares and up to $25.0 million in aggregate principal amount of the Company’s 2017 Notes from time to time over a period ending August 2012. During the three months ended September 30, 2011, the Company repurchased 1,263,401 of its common shares at an aggregate cost of approximately $10.6 million. The Company recorded these as treasury shares, and accounted for the repurchase using the Cost Method as outlined in FASB’s Accounting Standards Codification No. 505-30, Equity —Treasury Stock (“ASC 505-30”).
The Company retired all such purchased shares prior to September 30, 2011. The retired shares had a carrying value of approximately €6,342. Upon the formal retirement of such shares and in accordance with ASC 505-30, the Company reduced its share capital based on the average cost of the common shares and reduced the treasury share account based on the repurchase price. The difference between the repurchase price and the original issue value was recorded as a reduction to retained earnings.
The Company may make additional repurchases of common shares under its Program, depending on prevailing market conditions, alternate uses of capital, and other factors. Whether and when to initiate a purchase of common shares and the amount of common shares purchased is at the Company’s discretion. As at September 30, 2011, the Company has an authorized amount of approximately $14.4 million left to repurchase its common shares, and has no treasury shares outstanding.

MERCER INTERNATIONAL INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands of Euros, except per share data)
Note 9. Share Capital (continued)
Preferred shares
The Company has authorized 50,000,000 preferred shares (2010 — 50,000,000) with $1 par value issuable in series, of which 2,000,000 shares have been designated as Series A. The preferred shares may be issued in one or more series and with such designations and preferences for each series as shall be stated in the resolutions providing for the designation and issue of each such series adopted by the Board of Directors of the Company. The Board of Directors is authorized by the Company’s articles of incorporation to determine the voting, dividend, redemption and liquidation preferences pertaining to each such series. As at September 30, 2011, no preferred shares had been issued by the Company.
Note 10. Financial Instruments
The fair value of financial instruments at September 30, 2011 and December 31, 2010 is summarized as follows:

	September 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Cash and cash equivalents	€127,758	€127,758	€99,022	€99,022
Marketable securities	4,191	4,191	275	275
Receivables	110,296	110,296	121,709	121,709
Note receivable	—	—	2,978	2,978
Accounts payable and accrued expenses	109,845	109,845	84,873	84,873
Debt	732,711	707,620	821,924	847,875
Interest rate derivative contract liability	51,553	51,553	50,973	50,973
The carrying value of cash and cash equivalents, notes receivable and accounts payable and accrued expenses approximates the fair value due to the immediate or short-term maturity of these financial instruments. The carrying value of receivables approximates the fair value due to their short-term nature and historical collectability. The fair value of debt reflects recent market transactions and discounted cash flow estimates. The fair value of the interest rate derivative is calculated by discounting the future interest rate payments using a yield curve derived by a recognized financial institution. Marketable securities are recorded at fair value based on recent transactions.

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
The Company classified its marketable securities within Level 1 of the valuation hierarchy where quoted prices are available in an active market. Level 1 investments include exchange-traded equities and German federal government bonds. The Company classified the German federal government bonds as available for sale as it is not certain these investments will be held until maturity, nor does the Company intend to actually trade these investments.
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
The following table presents a summary of the Company’s outstanding financial instruments and their estimated fair values under the hierarchy defined in ASC 820:

	Fair value measurements at September 30, 2011 using:
	Quoted prices
	in active markets	Significant other	Significant
	for identical assets	observable inputs	unobservable inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total

Assets
Marketable securities (a)
German federal government bonds	€4,013	€—	€—	€4,013
Exchange traded equities	178	—	—	178

Total	€4,191	€—	€—	€4,191

Liabilities
Derivatives (b)
Interest rate swap	€—	€51,553	€—	€51,553

(a)	Based on observable market data.

(b)	Based on observable inputs for the liability (yield curves observable at specific intervals).
Note 11. Commitments and Contingencies
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

MERCER INTERNATIONAL INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands of Euros, except per share data)
Note 11. Commitments and Contingencies (continued)
Pursuant to an arbitration proceeding with the general construction contractor of the Stendal mill regarding certain warranty claims, the Company acted upon a bank guarantee for defect liability on civil works that was about to expire as provided in the engineering, procurement, and construction contract. On January 28, 2011, the Company received approximately €10,000 (the “Guarantee Amount”), which is intended to compensate the Company for remediation work that is required at the Stendal mill, but it is less than the amount claimed by the Company under the arbitration. The Guarantee Amount was recognized as an increase in cash, and a corresponding increase in accounts payable. Since receiving the €10,000 Guarantee Amount, the Company has recorded approximately €1,400 of costs for remediation work at the Stendal mill, which leaves approximately €8,600 remaining for future remediation work. As the arbitration proceeding remains ongoing, there is no certainty that the Company will be successful with its claims or whether the costs recorded to date will qualify as eligible expenditures.
Note 12. Subsequent Event
In October 2011, the Company purchased approximately $9.3 million of the outstanding 2017 Notes, at a nominal discount to the principal amount thereof, plus accrued and unpaid interest to, but not including the repurchase date.

MERCER INTERNATIONAL INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands of Euros, except per share data)
Note 13. Restricted Group Supplemental Disclosure
The terms of the indenture governing our 9.5% senior unsecured notes require that we provide the results of operations and financial condition of Mercer International Inc. and our restricted subsidiaries under the indenture, collectively referred to as the “Restricted Group”. As at and during the three and nine months ended September 30, 2011 and 2010, the Restricted Group was comprised of Mercer International Inc., certain holding subsidiaries and our Rosenthal and Celgar mills. The Restricted Group excludes the Stendal mill.
Combined Condensed Balance Sheets

	September 30, 2011
	Restricted	Unrestricted		Consolidated
	Group	Subsidiaries	Eliminations	Group
ASSETS
Current assets
Cash and cash equivalents	€60,426	€67,332	€—	€127,758
Marketable securities	4,013	—	—	4,013
Receivables	60,639	49,657	—	110,296
Inventories	71,404	56,637	—	128,041
Prepaid expenses and other	6,309	3,598	—	9,907
Deferred income tax	24,951	—	—	24,951

Total current assets	227,742	177,224	—	404,966

Long-term assets
Property, plant and equipment	345,077	470,650	—	815,727
Deferred note issuance and other	6,229	3,714	—	9,943
Due from unrestricted group	86,623	—	(86,623)	—

Total assets	€665,671	€651,588	€(86,623)	€1,230,636

LIABILITIES
Current liabilities
Accounts payable and accrued expenses	€56,258	€53,587	€—	€109,845
Pension and other post-retirement benefit obligations	694	—	—	694
Debt	1,088	24,583	—	25,671

Total current liabilities	58,040	78,170	—	136,210

Long-term liabilities
Debt	221,449	485,591	—	707,040
Due to restricted group	—	86,623	(86,623)	—
Unrealized interest rate derivative losses	—	51,553	—	51,553
Pension and other post-retirement benefit obligations	23,010	—	—	23,010
Capital leases and other	6,557	5,300	—	11,857
Deferred income tax	14,413	—	—	14,413

Total liabilities	323,469	707,237	(86,623)	944,083

EQUITY
Total shareholders’ equity (deficit)	342,202	(38,320)	—	303,882
Noncontrolling interest (deficit)	—	(17,329)	—	(17,329)

Total liabilities and equity	€665,671	€651,588	€(86,623)	€1,230,636

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

MERCER INTERNATIONAL INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands of Euros, except per share data)
Note 13. Restricted Group Supplemental Disclosure (continued)
Combined Condensed Statements of Operations

	Three Months Ended September 30, 2011
	Restricted	Unrestricted		Consolidated
	Group	Subsidiaries	Eliminations	Group

Revenues
Pulp	€111,634	€78,792	€—	€190,426
Energy	6,121	8,231	—	14,352

	117,755	87,023	—	204,778

Operating costs	85,962	60,923	—	146,885
Operating depreciation and amortization	7,364	6,468	—	13,832
Selling, general and administrative expenses and other	6,080	2,674	—	8,754

	99,406	70,065	—	169,471

Operating income (loss)	18,349	16,958	—	35,307

Other income (expense)
Interest expense	(5,496)	(9,869)	1,248	(14,117)
Investment income (loss)	1,334	184	(1,248)	270
Foreign exchange gain (loss) on debt	(181)	—	—	(181)
Gain (loss) on extinguishment of debt	(69)	—	—	(69)
Gain (loss) on derivative instruments	—	(10,484)	—	(10,484)

Total other income (expense)	(4,412)	(20,169)	—	(24,581)

Income (loss) before income taxes	13,937	(3,211)	—	10,726
Income tax benefit (provision)	(2,566)	(558)	—	(3,124)

Net income (loss)	11,371	(3,769)	—	7,602
Less: net loss (income) attributable to noncontrolling interest	—	838	—	838

Net income (loss) attributable to common shareholders	€11,371	€(2,931)	€—	€8,440

	Three Months Ended September 30, 2010
	Restricted	Unrestricted		Consolidated
	Group	Subsidiaries	Eliminations	Group

Revenues
Pulp	€123,518	€101,179	€—	€224,697
Energy	1,535	8,186	—	9,721

	125,053	109,365	—	234,418

Operating costs	91,528	70,765	—	162,293
Operating depreciation and amortization	7,514	6,473	—	13,987
Selling, general and administrative expenses and other	3,221	3,506	—	6,727

	102,263	80,744	—	183,007

Operating income (loss)	22,790	28,621	—	51,411

Other income (expense)
Interest expense	(8,796)	(10,213)	1,189	(17,820)
Investment income (loss)	1,246	36	(1,189)	93
Foreign exchange gain (loss) on debt	9,927	—	—	9,927
Gain (loss) on derivative instruments	—	485	—	485

Total other income (expense)	2,377	(9,692)	—	(7,315)

Income (loss) before income taxes	25,167	18,929	—	44,096
Income tax benefit (provision)	8,849	(1,694)	—	7,155

Net income (loss)	34,016	17,235	—	51,251
Less: net loss (income) attributable to noncontrolling interest	—	(5,116)	—	(5,116)

Net income (loss) attributable to common shareholders	€34,016	€12,119	€—	€46,135

MERCER INTERNATIONAL INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands of Euros, except per share data)
Note 13. Restricted Group Supplemental Disclosure (continued)
Combined Condensed Statements of Operations

	Nine Months Ended September 30, 2011
	Restricted	Unrestricted		Consolidated
	Group	Subsidiaries	Eliminations	Group

Revenues
Pulp	€352,098	€266,060	€—	€618,158
Energy	17,668	24,302	—	41,970

	369,766	290,362	—	660,128

Operating costs	272,162	210,613	—	482,775
Operating depreciation and amortization	22,379	19,398	—	41,777
Selling, general and administrative expenses and other	17,572	9,842	—	27,414

	312,113	239,853	—	551,966

Operating income (loss)	57,653	50,509	—	108,162

Other income (expense)
Interest expense	(19,202)	(29,404)	3,700	(44,906)
Investment income (loss)	3,918	515	(3,700)	733
Foreign exchange gain (loss) on debt	1,272	—	—	1,272
Gain (loss) on extinguishment of debt	(69)	—	—	(69)
Gain (loss) on derivative instruments	—	(580)	—	(580)

Total other income (expense)	(14,081)	(29,469)	—	(43,550)

Income (loss) before income taxes	43,572	21,040	—	64,612
Income tax benefit (provision)	(5,941)	(1,620)	—	(7,561)

Net income (loss)	37,631	19,420	—	57,051
Less: net loss (income) attributable to noncontrolling interest	—	(5,175)	—	(5,175)

Net income (loss) attributable to common shareholders	€37,631	€14,245	€—	€51,876

	Nine Months Ended September 30, 2010
	Restricted	Unrestricted		Consolidated
	Group	Subsidiaries	Eliminations	Group

Revenues
Pulp	€354,775	€269,336	€—	€624,111
Energy	8,750	22,033	—	30,783

	363,525	291,369	—	654,894

Operating costs	269,063	201,914	—	470,977
Operating depreciation and amortization	22,355	19,462	—	41,817
Selling, general and administrative expenses and other	14,792	9,985	—	24,777

	306,210	231,361	—	537,571

Operating income (loss)	57,315	60,008	—	117,323

Other income (expense)
Interest expense	(24,073)	(30,593)	3,525	(51,141)
Investment income (loss)	3,770	59	(3,525)	304
Foreign exchange gain (loss) on debt	(4,675)	—	—	(4,675)
Gain (loss) on extinguishment of debt	(929)	—	—	(929)
Gain (loss) on derivative instruments	—	(10,523)	—	(10,523)

Total other income (expense)	(25,907)	(41,057)	—	(66,964)

Income (loss) before income taxes	31,408	18,951	—	50,359
Income tax benefit (provision)	8,354	(2,722)	—	5,632

Net income (loss)	39,762	16,229	—	55,991
Less: net loss (income) attributable to noncontrolling interest	—	(5,001)	—	(5,001)

Net income (loss) attributable to common shareholders	€39,762	€11,228	€—	€50,990

MERCER INTERNATIONAL INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands of Euros, except per share data)
Note 13. Restricted Group Supplemental Disclosure (continued)
Combined Condensed Statements of Cash Flows

	Three Months Ended September 30, 2011
	Restricted	Unrestricted	Consolidated
	Group	Group	Group
Cash flows from (used in) operating activities
Net income (loss) attributable to common shareholders	€11,371	€(2,931)	€8,440
Adjustments to reconcile net income (loss) attributable to common shareholders to cash flows from operating activities
Loss (gain) on derivative instruments	—	10,484	10,484
Foreign exchange loss (gain) on debt	181	—	181
Loss (gain) on extinguishment of debt	69	—	69
Depreciation and amortization	7,425	6,468	13,893
Accretion expense (income)	(168)	—	(168)
Noncontrolling interest	—	(838)	(838)
Deferred income taxes	1,567	—	1,567
Stock compensation expense	305	—	305
Pension and other post-retirement expense, net of funding	(95)	—	(95)
Other	209	150	359
Changes in current assets and liabilities
Receivables	(12,224)	2,772	(9,452)
Inventories	(14,899)	(8,877)	(23,776)
Accounts payable and accrued expenses	(1,704)	2,022	318
Other(1)	(4,020)	3,268	(752)

Net cash from (used in) operating activities	(11,983)	12,518	535

Cash flows from (used in) investing activities
Purchase of property, plant and equipment	(7,859)	(2,438)	(10,297)
Proceeds on sale of property, plant and equipment	76	1,488	1,564
Note receivable	2,064	—	2,064
Purchase of marketable securities	(4,018)	—	(4,018)

Net cash from (used in) investing activities	(9,737)	(950)	(10,687)

Cash flows from (used in) financing activities
Repayment of notes payable and debt	(3,576)	(8,584)	(12,160)
Repayment of capital lease obligations	(270)	(506)	(776)
Proceeds from government grants	4,470	—	4,470
Purchase of treasury shares	(7,477)	—	(7,477)

Net cash from (used in) financing activities	(6,853)	(9,090)	(15,943)

Effect of exchange rate changes on cash and cash equivalents	2,058	—	2,058

Net increase (decrease) in cash and cash equivalents	(26,515)	2,478	(24,037)
Cash and cash equivalents, beginning of period	86,941	64,854	151,795

Cash and cash equivalents, end of period	€60,426	€67,332	€127,758

(1)	Includes intercompany working capital related transactions.

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

MERCER INTERNATIONAL INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands of Euros, except per share data)
Note 13. Restricted Group Supplemental Disclosure (continued)
Combined Condensed Statements of Cash Flows

	Nine Months Ended September 30, 2011
	Restricted	Unrestricted	Consolidated
	Group	Group	Group
Cash flows from (used in) operating activities
Net income (loss) attributable to common shareholders	€37,631	€14,245	€51,876
Adjustments to reconcile net income (loss) attributable to common shareholders to cash flows from operating activities
Loss (gain) on derivative instruments	—	580	580
Foreign exchange loss (gain) on debt	(1,272)	—	(1,272)
Loss (gain) on extinguishment of debt	69	—	69
Depreciation and amortization	22,562	19,398	41,960
Accretion expense (income)	591	—	591
Noncontrolling interest	—	5,175	5,175
Deferred income taxes	3,707	—	3,707
Stock compensation expense	2,844	—	2,844
Pension and other post-retirement expense, net of funding	(102)	—	(102)
Other	574	1,388	1,962
Changes in current assets and liabilities
Receivables	2,007	1,241	3,248
Inventories	(12,534)	(15,328)	(27,862)
Accounts payable and accrued expenses	11,979	12,894	24,873
Other(1)	(7,889)	7,981	92

Net cash from (used in) operating activities	60,167	47,574	107,741

Cash flows from (used in) investing activities
Purchase of property, plant and equipment	(19,860)	(6,262)	(26,122)
Proceeds on sale of property, plant and equipment	95	1,849	1,944
Note receivable	2,835	—	2,835
Purchase of marketable securities	(4,018)	—	(4,018)

Net cash from (used in) investing activities	(20,948)	(4,413)	(25,361)

Cash flows from (used in) financing activities
Repayment of notes payable and debt	(19,344)	(23,167)	(42,511)
Repayment of capital lease obligations	(1,131)	(1,138)	(2,269)
Proceeds from (repayment of) credit facilities, net	(14,652)	—	(14,652)
Proceeds from government grants	13,311	108	13,419
Purchase of treasury shares	(7,477)	—	(7,477)

Net cash from (used in) financing activities	(29,293)	(24,197)	(53,490)

Effect of exchange rate changes on cash and cash equivalents	(154)	—	(154)

Net increase (decrease) in cash and cash equivalents	9,772	18,964	28,736
Cash and cash equivalents, beginning of period	50,654	48,368	99,022

Cash and cash equivalents, end of period	€60,426	€67,332	€127,758

(1)	Includes intercompany working capital related transactions.

MERCER INTERNATIONAL INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands of Euros, except per share data)
Note 13. Restricted Group Supplemental Disclosure (continued)
Combined Condensed Statement of Cash Flows

	Nine Months Ended September 30, 2010
	Restricted	Unrestricted	Consolidated
	Group	Group	Group
Cash flows from (used in) operating activities
Net income (loss) attributable to common shareholders	€39,762	€11,228	€50,990
Adjustments to reconcile net income (loss) attributable to common shareholders to cash flows from operating activities
Loss (gain) on derivative instruments	—	10,523	10,523
Foreign exchange loss (gain) on debt	4,675	—	4,675
Loss (gain) on extinguishment of debt	929	—	929
Depreciation and amortization	22,590	19,462	42,052
Accretion expense (income)	2,056	—	2,056
Noncontrolling interest	—	5,001	5,001
Deferred income taxes	(9,382)	—	(9,382)
Stock compensation expense	1,273	—	1,273
Pension and other post-retirement expense, net of funding	428	—	428
Other	856	1,980	2,836
Changes in current assets and liabilities
Receivables	(12,778)	(13,573)	(26,351)
Inventories	(12,592)	(24,396)	(36,988)
Accounts payable and accrued expenses	5,595	9,551	15,146
Other(1)	(8,040)	2,563	(5,477)

Net cash from (used in) operating activities	35,372	22,339	57,711

Cash flows from (used in) investing activities
Purchase of property, plant and equipment	(27,467)	(1,409)	(28,876)
Proceeds on sale of property, plant and equipment	90	487	577
Note receivable	711	—	711

Net cash from (used in) investing activities	(26,666)	(922)	(27,588)

Cash flows from (used in) financing activities
Repayment of notes payable and debt	(544)	(13,917)	(14,461)
Repayment of capital lease obligations	(804)	(1,441)	(2,245)
Proceeds from borrowings of notes payable and debt	840	—	840
Proceeds from (repayment of) credit facilities, net	1,493	—	1,493
Proceeds from government grants	17,337	—	17,337

Net cash from (used in) financing activities	18,322	(15,358)	2,964

Effect of exchange rate changes on cash and cash equivalents	748	—	748

Net increase (decrease) in cash and cash equivalents	27,776	6,059	33,835
Cash and cash equivalents, beginning of period	20,635	30,656	51,291

Cash and cash equivalents, end of period	€48,411	€36,715	€85,126

(1)	Includes intercompany working capital related transactions.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
In this document: (i) unless the context otherwise requires, references to “we”, “our”, “us”, the “Company” or “Mercer” mean Mercer International Inc. and its subsidiaries; (ii) references to “Mercer Inc.” mean the Company excluding its subsidiaries; (iii) information is provided as of September 30, 2011, unless otherwise stated; (iv) all references to monetary amounts are to “Euros”, the lawful currency adopted by most members of the European Union, unless otherwise stated; (v) “€” refers to Euros, “$” refers to U.S. dollars and “C$” refers to Canadian dollars; (vi) “ADMTs” refers to air-dried metric tonnes; (vii) “MW” refers to megawatts and (viii) “MWh” refers to megawatt hours.
Results of Operations
General
We operate three northern bleached softwood kraft (“NBSK”) pulp mills through our wholly owned subsidiaries, Rosenthal and Celgar, and our 74.9% owned subsidiary, Stendal, which have a consolidated annual production capacity of approximately 1.5 million ADMTs.
The following discussion and analysis of our results of operations and financial condition for the three and nine months ended September 30, 2011 should be read in conjunction with our interim consolidated financial statements and related notes included in this quarterly report, as well as our most recent annual report on Form 10-K for the fiscal year ended December 31, 2010 filed with the Securities and Exchange Commission (the “SEC”).
Current Market Environment
Although uncertainties concerning the economic situation in Europe and credit tightening in China have caused pulp prices to come off their record levels from earlier this year, NBSK list prices remained generally strong in the third quarter. While we currently anticipate further downward price pressure in the fourth quarter, the recent strengthening of the U.S. dollar against both the Euro and the Canadian dollar is helping to partially offset such decreases.

Third Quarter Operational Snapshot
Selected production, sales and exchange rate data for the three and nine months ended September 30, 2011 and 2010 is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Pulp Production (‘000 ADMTs)	362.3	380.9	1,088.8	1,070.0
Scheduled Production Downtime (‘000 ADMTs)	8.3	8.3	24.5	43.5
Pulp Sales (‘000 ADMTs)	321.3	344.8	1,027.9	1,042.6
Pulp Revenues (in millions)	€190.4	€224.7	€618.2	€624.1
Average NBSK pulp list prices in Europe ($/ADMT)	$980	$980	$986	$932
Average NBSK pulp list prices in Europe (€/ADMT)	€694	€758	€701	€708
Average pulp sales realizations (€/ADMT)(1)	€584	€642	€592	€590

Energy Production (‘000 MWh)	402.5	330.8	1,230.9	1,051.1
Energy Sales (‘000 MWh)	149.3	119.1	483.1	370.3
Energy Revenue (in millions)	€14.4	€9.7	€42.0	€30.8
Average energy sales realizations (€/MWh)	€96	€82	€87	€83

Average Spot Currency Exchange Rates
€ / $(2)	0.7084	0.7729	0.7110	0.7608
C$ / $(2)	0.9803	1.0385	0.9778	1.0358
C$ / €(3)	1.3835	1.3438	1.3752	1.3639

(1)	Average realized pulp prices for the periods indicated reflect customer discounts and pulp price movements between the order and shipment date.

(2)	Average Federal Reserve Bank of New York noon spot rate over the reporting period.

(3)	Average Bank of Canada noon spot rates over the reporting period.
Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010
Total revenues for the three months ended September 30, 2011 decreased to €204.8 million ($289.1 million) from €234.4 million ($303.1 million) in the same period in 2010, primarily due to lower pulp revenues, partially offset by higher energy revenues.
Pulp revenues for the three months ended September 30, 2011 decreased to €190.4 million from €224.7 million in the comparative quarter of 2010, primarily due to a weaker U.S. dollar and lower sales volumes. The U.S. dollar was approximately 8% weaker versus the Euro in the current quarter compared to the same quarter of last year. Energy revenues increased by approximately 48% to a record €14.4 million in the third quarter from €9.7 million in the same quarter last year, primarily as a result of increased energy production at our Rosenthal mill and increased energy sales at our Celgar mill.
List prices for NBSK pulp in Europe were approximately $980 (€694) per ADMT in the current quarter, compared to $980 (€758) per ADMT in the same quarter last year and $950 (€709) per ADMT at the end of 2010. In the third quarter of 2011, average pulp sales realizations decreased to €584 ($824) per ADMT from €642 ($831) per ADMT in the same quarter last year, primarily due to a weaker U.S. dollar relative to the Euro.

Pulp production decreased to 362,330 ADMTs in the current quarter from 380,894 ADMTs in the same quarter of 2010, primarily due to 11 days (approximately 21,000 ADMTs) of unscheduled maintenance downtime at our Stendal mill to repair the mill’s recovery boiler.
Pulp sales volume decreased to 321,338 ADMTs in the current quarter from 344,777 ADMTs in the comparative period of 2010, primarily as a result of softer demand caused by economic uncertainty in Europe and credit tightening in China.
Costs and expenses in the third quarter of 2011 decreased to €169.5 million from €183.0 million in the comparative period of 2010, primarily due to lower sales volumes and foreign exchange gains on our U.S. dollar denominated balances, partially offset by higher fiber costs.
In the third quarter of 2011, operating depreciation and amortization decreased slightly to €13.8 million from €14.0 million in the same quarter last year. Selling, general and administrative expenses increased to €8.8 million from €6.9 million in the third quarter of 2010, primarily as a result of increased foreign exchange losses due to the weaker U.S. dollar relative to the Euro.
Transportation costs decreased to €15.3 million in the third quarter of 2011 from €16.3 million in the third quarter of 2010 primarily due to lower sales volumes.
On average, our per unit fiber costs in the current quarter increased by approximately 5% from the same period in 2010, primarily due to higher fiber costs at our Celgar mill caused by increased competition for fiber. Fiber costs at our German mills were higher due to lower harvesting rates in Germany. As we move into the fourth quarter, we currently expect fiber prices for our German mills to stabilize as the German fiber market remains well balanced. We expect fiber prices at our Celgar mill to increase slightly in the short term due to ongoing competition for fiber. However, we expect prices to flatten out towards the end of the year as the availability of pulp logs increases.
For the third quarter of 2011, operating income decreased to €35.3 million from €51.4 million in the comparative quarter of 2010, primarily due to lower pulp revenues resulting from lower sales volumes and a weaker U.S. dollar relative to the Euro.
Interest expense in the third quarter of 2011 decreased to €14.1 million from €17.8 million in the comparative quarter of 2010, primarily due to the conversion of the majority of our convertible notes and reduced levels of debt associated with the Stendal mill.
Our Stendal mill recorded an unrealized loss of €10.5 million on the mark to market adjustment of its interest rate derivative in the current quarter, compared to an unrealized gain of €0.5 million in the same quarter of last year. We recorded a foreign exchange loss of €0.2 million on our foreign currency denominated debt in the third quarter of 2011, compared to a foreign exchange gain of €9.9 million in the same period of 2010.
During the current quarter, we recorded €3.1 million of income tax expense, compared to net income tax recoveries of €7.2 million in the same period last year, primarily due to the recognition of additional deferred tax liabilities in the current quarter, compared to the reversal of certain valuation allowances during the same period last year.

In the third quarter of 2011, the noncontrolling shareholder’s interest in the Stendal mill’s loss was €0.8 million, compared to income of €5.1 million in the same quarter last year.
We reported net income attributable to common shareholders of €8.4 million, or €0.15 per basic and diluted share for the third quarter of 2011, which included a non-cash unrealized loss of €10.7 million, or €0.20 per basic share, on the Stendal interest rate derivative and foreign exchange losses on our debt, and an income tax expense of €3.1 million, or €0.06 per basic share. In the third quarter of 2010, net income attributable to common shareholders was €46.1 million, or €1.17 per basic and €0.82 per diluted share, which included a non-cash unrealized gain of €10.4 million, or €0.26 per basic share, on the Stendal interest rate derivative and foreign exchange gains on our debt and a net income tax benefit of €7.2 million, or €0.18 per basic share.
Operating EBITDA in the third quarter of 2011 was €49.2 million, compared to €65.5 million in the third quarter of 2010. Operating EBITDA is defined as operating income (loss) plus depreciation and amortization and non-recurring capital asset impairment charges. Management uses Operating EBITDA as a benchmark measurement of its own operating results, and as a benchmark relative to its competitors. Management considers it to be a meaningful supplement to operating income as a performance measure primarily because depreciation expense and non-recurring capital asset impairment charges are not an actual cash cost, and depreciation expense varies widely from company to company in a manner that management considers largely independent of the underlying cost efficiency of their operating facilities. In addition, we believe Operating EBITDA is commonly used by securities analysts, investors and other interested parties to evaluate our financial performance.
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

The following table provides a reconciliation of net income (loss) attributable to common shareholders to operating income (loss) and Operating EBITDA for the periods indicated:

	Three Months Ended
	September 30,
	2011	2010
	(in thousands)
Net income attributable to common shareholders	€8,440	€46,135
Net income (loss) attributable to noncontrolling interest	(838)	5,116
Income taxes (benefits)	3,124	(7,155)
Interest expense	14,117	17,820
Investment income	(270)	(93)
Foreign exchange (gain) loss on debt	181	(9,927)
Loss on extinguishment of debt	69	—
Loss (gain) on derivative financial instruments	10,484	(485)

Operating income	35,307	51,411
Add: Depreciation and amortization	13,893	14,055

Operating EBITDA	€49,200	€65,466

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010
Total revenues for the nine months ended September 30, 2011 increased to €660.1 million ($928.5 million) from €654.9 million ($862.3 million) in the same period in 2010 due to higher energy revenues, partially offset by marginally lower pulp revenues.
Pulp revenues for the nine months ended September 30, 2011 decreased marginally to €618.2 million from €624.1 million in the comparative period of 2010, primarily due to higher pulp prices being more than offset by lower sales volumes and a weaker U.S. dollar relative to the Euro. The U.S. dollar was approximately 6% weaker versus the Euro in the nine months ended September 30, 2011, compared to the same period of 2010. Energy revenues increased by approximately 36% to a record €42.0 million in the nine months ended September 30, 2011 from €30.8 million in the comparative period last year, primarily as a result of increased energy production at our Rosenthal mill and increased energy sales from our Celgar mill.
Pulp prices in Europe for the nine months ended September 30, 2011 were approximately 6% higher than in the same period last year. List prices for NBSK pulp in Europe were approximately $986 (€701) per ADMT in the nine months ended September 30, 2011, compared to approximately $932 (€708) per ADMT in the comparative period of 2010. In the nine months ended September 30, 2011, average pulp sales realizations marginally increased to €592 per ADMT from €590 per ADMT in the comparative period of 2010, primarily due to higher pulp prices being mostly offset by a weaker U.S. dollar.
Pulp production increased to 1,088,801 ADMTs in the nine months ended September 30, 2011 from 1,070,043 ADMTs in the comparative period of 2010, primarily due to record levels of production at our German mills.
Pulp sales volume decreased slightly to 1,027,918 ADMTs in the nine months ended September 30, 2011 from 1,042,649 ADMTs in the comparative period of 2010, primarily as a result of softer demand caused by economic uncertainty in Europe and credit tightening in China during the third quarter of 2011.

Costs and expenses in the nine months ended September 30, 2011 increased to €552.0 million from €537.6 million in the comparative period of 2010, primarily due to higher fiber costs.
Operating depreciation and amortization remained unchanged at €41.8 million in both the nine months ended September 30, 2011 and 2010. Selling, general and administrative expenses increased to €27.6 million in the nine months ended September 30, 2011 from €24.9 million in the comparative period of 2010, primarily due to foreign exchange losses as a result of a weaker U.S. dollar.
Transportation costs decreased marginally to €47.5 million in the nine months ended September 30, 2011 from €47.6 million in the comparative period of 2010.
On average, our per unit fiber costs in the nine months ended September 30, 2011 increased by approximately 9% from the same period in 2010, primarily due to higher fiber costs at our German mills during the first half of 2011, combined with higher fiber costs at our Celgar mill during the latter part of the period. As we move into the fourth quarter, we currently expect fiber prices for our German mills to continue to be stable as the German fiber market remains well balanced. We expect fiber prices at our Celgar mill to increase slightly in the short term due to ongoing competition for fiber. However, we expect prices to flatten out towards the end of the year as the availability of pulp logs increases.
For the nine months ended September 30, 2011, operating income decreased to €108.2 million from €117.3 million in the comparative period of 2010, primarily due to higher pulp prices being more than offset by a weaker U.S. dollar relative to the Euro.
Interest expense in the nine months ended September 30, 2011 decreased to €44.9 million from €51.1 million in the comparative period of 2010, primarily due to the conversion of the majority of our convertible notes and reduced levels of debt associated with the Stendal mill.
Our Stendal mill recorded an unrealized loss of €0.6 million on the mark to market adjustment of its interest rate derivative in the nine months ended September 30, 2011, compared to an unrealized loss of €10.5 million in the same period of last year. We recorded a foreign exchange gain of €1.3 million on our foreign currency denominated debt in the nine months ended September 30, 2011, compared to a foreign exchange loss of €4.7 million in the comparative period of 2010.
During the nine months ended September 30, 2011, we recorded €7.6 million of income tax expense, compared to net income tax recoveries of €5.6 million in the comparative period of 2010, primarily as a result of the recognition of additional deferred tax liabilities in the current period, compared to the reversal of certain valuation allowances during the same period last year.
In the nine months ended September 30, 2011, the noncontrolling shareholder’s interest in the Stendal mill’s income was €5.2 million, compared to €5.0 million in the same period last year.
We reported net income attributable to common shareholders of €51.9 million, or €1.07 per basic and €0.92 per diluted share for the nine months ended September 30, 2011, which included a non-cash unrealized loss of €0.6 million on the Stendal interest rate derivative, a €1.3 million non-cash foreign exchange gain on our debt, a non-cash charge for stock compensation of €2.8 million and an income tax expense of €7.6 million. In the nine months ended September 30, 2010, net income attributable to common shareholders was €51.0 million, or €1.36 per basic and €0.93 per diluted share, which included non-cash unrealized losses of €15.2 million on the Stendal interest rate derivative and foreign exchange effect on our debt, and a net income tax benefit of €5.6 million.

Operating EBITDA in the nine months ended September 30, 2011 was €150.1 million, compared to €159.4 million in the comparative period of 2010. Operating EBITDA is defined as operating income (loss) plus depreciation and amortization and non-recurring capital asset impairment charges. Operating EBITDA has significant limitations as an analytical tool, and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. See the discussion of our results for the three months ended September 30, 2011 for additional information relating to such limitations and Operating EBITDA.
The following table provides a reconciliation of net income (loss) attributable to common shareholders to operating income (loss) and Operating EBITDA for the periods indicated:

	Nine Months Ended
	September 30,
	2011	2010
	(in thousands)
Net income attributable to common shareholders	€51,876	€50,990
Net income attributable to noncontrolling interest	5,175	5,001
Income taxes (benefits)	7,561	(5,632)
Interest expense	44,906	51,141
Investment income	(733)	(304)
Foreign exchange (gain) loss on debt	(1,272)	4,675
Loss on extinguishment of debt	69	929
Loss on derivative instruments	580	10,523

Operating income	108,162	117,323
Add: Depreciation and amortization	41,960	42,052

Operating EBITDA	€150,122	€159,375

Liquidity and Capital Resources
The following table is a summary of selected financial information at the dates indicated:

	As at	As at
	September 30,	December 31,
	2011	2010
	(in thousands)
Financial Position
Cash and cash equivalents	€127,758	€99,022
Marketable securities(1)	4,191	275
Working capital	268,756	231,683
Property, plant and equipment	815,727	846,767
Total assets	1,230,636	1,216,075
Long-term liabilities	807,873	877,315
Total equity	286,553	213,563

(1)	Principally comprised of German federal government bonds with a maturity of less than one year.
As at September 30, 2011, our cash and cash equivalents had increased to €127.8 million from €99.0 million at the end of 2010, and working capital had increased to €268.8 million from €231.7 million at the end of 2010.

Sources and Uses of Funds
Our principal sources of funds are cash flows from operations, cash on hand and the revolving working capital loan facilities for our Celgar and Rosenthal mills. Our principal uses of funds consist of operating expenditures, payments of principal and interest on the project loan facility relating to our Stendal mill (“Stendal Loan Facility”), capital expenditures and interest payments on our outstanding 9.5% senior notes due 2017 (the “Senior Notes”).
During the third quarter of 2011, all of our 8.5% Convertible Notes due 2012 were either converted into shares of our common stock or were redeemed by us. We also announced a share and debt repurchase program whereby we would have the discretion to make open-market purchases of up to $25.0 million in aggregate principal amount of our Senior Notes and up to $25.0 million of our outstanding shares of common stock over a twelve-month period. As of November 1, 2011, we had purchased approximately 1.3 million shares ($10.6 million) of our common stock and $13.6 million in aggregate principal amount of our Senior Notes.
During the quarter, our Celgar mill received approximately C$4.7 million of grant monies related to holdbacks from the Government of Canada in regard to the completion of the Celgar energy project. Additionally, in March 2011, the Company finalized a contribution agreement with Natural Resources Canada for approximately C$9.7 million of unallocated Green Transformation Program funds to be used towards improving the fiber line and oxygen delignification process at the Celgar mill. As of September 30, 2011, the Company had received approximately C$6.6 million of such funds, and expects to receive an additional C$1.8 million in the fourth quarter of 2011.
During the first quarter of 2011, the Company finalized a contribution agreement under the Government of Canada’s Transformative Technology Program to fund approximately 50% of the capital cost associated with the installation of a generator acid purification system at our Celgar mill. During this quarter, we received approximately C$1.6 million from the Canadian government related to this project.
Debt Covenants
Our long-term obligations contain various financial tests and covenants customary to these types of arrangements. As at September 30, 2011, we were in compliance with all of the covenants of our indebtedness.
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

Cash provided by operating activities increased to €107.7 million in the nine months ended September 30, 2011 from €57.7 million in the comparative period of 2010, primarily due to a decrease in receivables, which provided cash of €3.2 million in the nine months ended September 30, 2011, compared to an increase in receivables using cash of €26.4 million in the same period of 2010. An increase in inventories used cash of €27.9 million in the nine months ended September 30, 2011, compared to an increase in inventories using cash of €37.0 million in the same period of 2010. An increase in accounts payable and accrued expenses provided cash of €24.9 million in the nine months ended September 30, 2011, compared to an increase in accounts payable and accrued expenses providing cash of €15.1 million, in the same period of 2010.
Cash Flows from Investing Activities. Investing activities in the nine months ended September 30, 2011 used cash of €25.4 million, compared to using cash of €27.6 million in the same period of 2010. Capital expenditures in the nine months ended September 30, 2011 used cash of €26.1 million, compared to €28.9 million in the same period of 2010. Capital expenditures in the nine months ended September 30, 2011 primarily related to improving the fiber line and oxygen delignification process at the Celgar mill. We also used cash of €4.0 million to purchase German federal government bonds with maturities of less than one year in the nine months ended September 30, 2011.
Cash Flows from Financing Activities. In the nine months ended September 30, 2011, financing activities used cash of €53.5 million, compared to providing cash of €3.0 million in the same period of 2010. In the nine months ended September 30, 2011, we used cash of €15.2 million to redeem our 9.25% senior notes due 2013, €23.2 million to repay the principal amount under the Stendal Loan Facility and €14.7 million to repay the balance of our Celgar revolving credit facility. We also used cash of €7.5 million to purchase shares of our common stock and €3.0 million to purchase our Senior Notes. In the comparative period of 2010, net repayment of debt and credit facilities used cash of €12.1 million. We received cash of €13.4 million from government grants in the nine months ended September 30, 2011, while receiving cash of €17.3 million from government grants in the comparative period of 2010.
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
Contractual Obligations and Commitments
There were no material changes outside the ordinary course to any of our material contractual obligations during the first nine months of 2011.
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
In the nine months ended September 30, 2011, accumulated other comprehensive income decreased by €10.0 million to €21.8 million, primarily due to the foreign currency translation adjustment.
Based upon the exchange rate at September 30, 2011, the U.S. dollar has marginally strengthened by approximately 1% in value against the Euro since September 30, 2010. See “Quantitative and Qualitative Disclosures about Market Risk”.
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
Restricted Group Results — Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010
Total revenues for the Restricted Group decreased to €117.8 million ($166.3 million) in the third quarter of 2011, compared to €125.1 million ($161.8 million) in the third quarter of 2010 due to higher energy revenues being more than offset by lower pulp revenues.
Pulp revenues for the Restricted Group for the three months ended September 30, 2011 decreased to €111.6 million from €123.5 million in the comparative period of 2010, primarily due to a weaker U.S. dollar. The U.S. dollar was approximately 8% weaker versus the Euro in the third quarter of 2011 compared to the third quarter of 2010. Energy revenues increased by approximately three fold in the current quarter to a record €6.1 million from €1.5 million in the same period last year, primarily due to increased energy production at our Rosenthal mill and increased energy sales at our Celgar mill.
List prices for NBSK pulp in Europe were approximately $980 (€694) per ADMT in the current quarter, compared to $980 (€758) per ADMT in the same quarter last year. In the third quarter of 2011, average pulp sales realizations for the Restricted Group decreased to €587 per ADMT from €643 per ADMT in the same period last year due to a weaker U.S. dollar.
Pulp production for the Restricted Group marginally decreased to 206,907 ADMTs in the third quarter of 2011 from 207,720 ADMTs in the same period of 2010.

Pulp sales volume of the Restricted Group marginally decreased to 190,013 ADMTs in the third quarter of 2011 from 191,860 ADMTs in the comparative period of 2010, primarily due to softer demand caused by economic uncertainty in Europe and credit tightening in China.
Costs and expenses for the Restricted Group in the third quarter of 2011 decreased to €99.4 million from €102.3 million in the comparative period of 2010, primarily due to lower sales volumes and foreign exchange gains on our U.S. dollar denominated balances, partially offset by higher fiber costs.
In the third quarter of 2011, operating depreciation and amortization for the Restricted Group decreased marginally to €7.4 million from €7.5 million in the same period last year. Selling, general and administrative expenses and other for the Restricted Group increased to €6.1 million from €3.2 million in the comparative period of 2010, primarily as a result of a weaker U.S. dollar relative to the Euro.
Transportation costs for the Restricted Group decreased slightly to €11.6 million in the third quarter of 2011 from €12.3 million in the same quarter last year.
Overall, per unit fiber costs of the Restricted Group in the third quarter of 2011 increased by approximately 9% compared to the same period in 2010, primarily due to higher costs at our Celgar mill caused by increased competition for fiber and marginally higher fiber costs at our Rosenthal mill caused by lower harvesting rates in Germany.
In the third quarter of 2011, the Restricted Group reported operating income of €18.3 million compared to operating income of €22.8 million in the third quarter of 2010, primarily due to lower pulp price realizations resulting from a weaker U.S. dollar.
Interest expense for the Restricted Group decreased to €5.5 million in the third quarter of 2011 from €8.8 million in the same quarter last year, primarily due to lower debt levels and a weaker U.S. dollar relative to the Euro.
In the third quarter of 2011, the Restricted Group recorded a foreign exchange loss on foreign currency denominated debt of €0.2 million, compared to a gain on foreign currency denominated debt of €9.9 million in the third quarter of 2010.
During the third quarter of 2011, the Restricted Group recorded €2.6 million of net income tax expense, compared to net income tax recoveries of €8.8 million in the same period last year, primarily due to the recognition of additional deferred tax liabilities in the current quarter, compared to the reversal of certain valuation allowances during the same period last year.
The Restricted Group reported net income for the third quarter of 2011 of €11.4 million compared to net income of €34.0 million in the same period last year.
In the third quarter of 2011, the Restricted Group reported Operating EBITDA of €25.8 million compared to Operating EBITDA of €30.4 million in the comparative quarter of 2010. Operating EBITDA is defined as operating income (loss) plus depreciation and amortization and non-recurring capital asset impairment charges. Operating EBITDA has significant limitations as an analytical tool, and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. See the discussion of our results for the three months ended September 30, 2011 for additional information relating to such limitations and Operating EBITDA.

The following table provides a reconciliation of net income (loss) to operating income (loss) and Operating EBITDA for the Restricted Group for the periods indicated:

	Three Months Ended
	September 30,
	2011	2010
	(in thousands)
Restricted Group(1)
Net income	€11,371	€34,016
Income taxes (benefits)	2,566	(8,849)
Interest expense	5,496	8,796
Investment income	(1,334)	(1,246)
Foreign exchange (gain) loss on debt	181	(9,927)
Loss on extinguishment of debt	69	—

Operating income	18,349	22,790
Add: Depreciation and amortization	7,425	7,582

Operating EBITDA	€25,774	€30,372

(1)	See Note 13 of the interim consolidated financial statements included elsewhere herein for a reconciliation to our consolidated results.
Restricted Group Results — Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010
Total revenues for the Restricted Group increased to €369.8 million ($520.2 million) in the nine months ended September 30, 2011, compared to €363.5 million ($478.6 million) in the nine months ended September 30, 2010 due to higher energy revenues, partially offset by slightly lower pulp revenues.
Pulp revenues for the Restricted Group for the nine months ended September 30, 2011 marginally decreased to €352.1 million from €354.8 million in the comparative period of 2010, primarily due to a weaker U.S. dollar, partially offset by higher pulp prices. Energy revenues increased two fold in the nine months ended September 30, 2011 to a record €17.7 million from €8.8 million in the comparative period of 2010, primarily due to increased energy production at our Rosenthal mill and increased energy sales at our Celgar mill.
In the nine months ended September 30, 2011, pulp prices were higher than in the same period of 2010. List prices for NBSK pulp in Europe were approximately $986 (€701) per ADMT in the nine months ended September 30, 2011, compared to approximately $932 (€708) per ADMT in the same period last year. In the nine months ended September 30, 2011, average pulp sales realizations for the Restricted Group increased to €596 per ADMT from €591 per ADMT in the same period last year.
Pulp production for the Restricted Group marginally decreased to 611,139 ADMTs in the nine months ended September 30, 2011 from 611,753 ADMTs in the comparative period of 2010.
Pulp sales volume of the Restricted Group decreased to 590,448 ADMTs in the nine months ended September 30, 2011 from 599,971 ADMTs in the comparative period of 2010, primarily due to lower sales at our Celgar mill caused by reduced demand in China.

Costs and expenses for the Restricted Group in the nine months ended September 30, 2011 increased slightly to €312.1 million from €306.2 million in the comparative period of 2010, primarily due to higher fiber costs.
In the nine months ended September 30, 2011, operating depreciation and amortization for the Restricted Group remained unchanged at €22.4 million in both the current period and the comparative period of 2010. Selling, general and administrative expenses and other for the Restricted Group increased to €17.6 million in the nine months ended September 30, 2011 from €14.8 million in the comparative period of 2010, primarily due to foreign exchange losses as a result of a weaker U.S. dollar.
Transportation costs for the Restricted Group decreased slightly to €35.1 million in the nine months ended September 30, 2011 from €36.1 million in the same period of 2010.
Overall, per unit fiber costs of the Restricted Group in the nine months ended September 30, 2011 increased by approximately 8% compared to the same period of 2010, primarily due to higher fiber costs at both our Rosenthal and Celgar mills caused by increased demand for fiber.
In the nine months ended September 30, 2011, the Restricted Group reported operating income of €57.7 million compared to operating income of €57.3 million in the same period of 2010, primarily due to higher pulp prices being mostly offset by a weaker U.S. dollar.
Interest expense for the Restricted Group decreased to approximately €19.2 million in the nine months ended September 30, 2011 from €24.1 million in the nine months ended September 30, 2010, primarily as a result of lower debt levels and a weaker U.S. dollar relative to the Euro.
In the nine months ended September 30, 2011, the Restricted Group recorded a foreign exchange gain on foreign currency denominated debt of €1.3 million, compared to a loss on foreign currency denominated debt of €4.7 million in the same period of 2010.
During the nine months ended September 30, 2011, the Restricted Group recorded €5.9 million of net income tax expense, compared to net income tax recoveries of €8.3 million in the same period of 2010, primarily as a result of the recognition of additional deferred tax liabilities in the current period, compared to the reversal of certain valuation allowances during the same period last year.
The Restricted Group reported net income for the nine months ended September 30, 2011 of €37.6 million, compared to net income of €39.8 million in the same period of 2010.
In the nine months ended September 30, 2011, the Restricted Group reported Operating EBITDA of €80.2 million, compared to Operating EBITDA of €79.9 million in the same period of 2010. Operating EBITDA is defined as operating income (loss) plus depreciation and amortization and non-recurring capital asset impairment charges. Operating EBITDA has significant limitations as an analytical tool, and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. See the discussion of our results for the three months ended September 30, 2011 for additional information relating to such limitations and Operating EBITDA.

The following table provides a reconciliation of net income (loss) to operating income (loss) and Operating EBITDA for the Restricted Group for the periods indicated:

	Nine Months Ended
	September 30,
	2011	2010
	(in thousands)
Restricted Group(1)
Net income	€37,631	€39,762
Income taxes (benefits)	5,941	(8,354)
Interest expense	19,202	24,073
Investment income	(3,918)	(3,770)
Foreign exchange (gain) loss on debt	(1,272)	4,675
Loss on extinguishment of debt	69	929

Operating income	57,653	57,315
Add: Depreciation and amortization	22,562	22,590

Operating EBITDA	€80,215	€79,905

(1)	See Note 13 of the interim consolidated financial statements included elsewhere herein for a reconciliation to our consolidated results.
Liquidity and Capital Resources of the Restricted Group
The following table is a summary of selected financial information for the Restricted Group at the dates indicated:

	As at	As at
	September 30,	December 31,
	2011	2010
	(in thousands)
Restricted Group Financial Position(1)
Cash and cash equivalents	€60,426	€50,654
Marketable securities(2)	4,191	275
Working capital	169,702	150,667
Property, plant and equipment	345,077	362,274
Total assets	665,671	662,944
Long-term liabilities	265,429	312,631
Total equity	342,202	289,141

(1)	See Note 13 of the interim consolidated financial statements included elsewhere herein for a reconciliation to our consolidated results.

(2)	Principally comprised of German federal government bonds with a maturity of less than one year.
At September 30, 2011, cash and cash equivalents for the Restricted Group increased to €60.4 million from €50.7 million at the end of 2010.
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
Generally, forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “seeks”, “estimates”, or words of similar meaning, or future or conditional verbs, such as “will”, “should”, “could”, or “may”, although not all forward-looking statements contain these identifying words. Forward-looking statements are based on expectations, forecasts and assumptions by our management and involve a number of risks, uncertainties and other factors, many of which are beyond our control, which could cause actual conditions, events or results to differ significantly from those described in the forward-looking statements. These factors include, but are not limited to, the following:
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
Demand for pulp has historically been determined by the level of economic growth and has been closely tied to overall business activity. From 2006 to mid-2008, pulp prices in Europe steadily improved. However, in the latter half of 2008, a global economic crisis resulted in a sharp decline of European pulp prices from a high of $900 per ADMT to $635 per ADMT at the end of 2008. Beginning in the second quarter of 2009 prices began to improve, rising from a low of $575 per ADMT in March 2009 to $980 per ADMT at the end of the second quarter of 2010. Despite some softening in demand, European list pulp prices remained at generally high levels through the third quarter of 2011.
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
During the nine months ended September 30, 2011, we recorded an unrealized loss of €0.6 million on our outstanding interest rate derivative compared to an unrealized loss of €10.5 million in the same period of 2010.
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
Date: November 7, 2011