Form 10-K
period 2011-12-31
MERCER INTERNATIONAL INC.
filed 2012-02-21
CIK 1333274

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File No.: 000-51826

MERCER INTERNATIONAL INC.

Exact name of Registrant as specified in its charter

Washington	47-0956945
State or other jurisdiction of incorporation or organization	IRS Employer Identification No.

Suite 1120, 700 West Pender Street, Vancouver,

British Columbia, Canada, V6C 1G8

Address of Office

Registrant’s telephone number including area code: (604) 684-1099

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $1.00	NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐  Yes    ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Act.    ☐  Yes    ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing price of the voting stock on the NASDAQ Global Market on such date, was approximately $461,949,697.

As of February 17, 2012, the registrant had 55,779,204 shares of common stock, $1.00 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information that will be contained in the definitive proxy statement for the Registrant’s annual meeting to be held in 2012 is incorporated by reference into Part III of this Form 10-K.

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

	Years Ended December 31,
	2011	2010	2009	2008	2007
	(€/$)
End of period	0.7708	0.7536	0.6977	0.7184	0.6848
High for period	0.6723	0.6879	0.6623	0.6246	0.6729
Low for period	0.7736	0.8362	0.7970	0.8035	0.7750
Average for period	0.7186	0.7541	0.7176	0.6826	0.7304

	(C$/$)
End of period	1.0168	1.0009	1.0461	1.2240	0.9881
High for period	0.9448	0.9960	1.0289	0.9717	0.9168
Low for period	1.0605	1.0776	1.2995	1.2971	1.1852
Average for period	0.9887	1.0298	1.1412	1.0660	1.0740

On February 10, 2012, the date of the most recent weekly publication of the Noon Buying Rate before the filing of this annual report on Form 10-K, the Noon Buying Rate for the conversion of Euros and Canadian dollars to U.S. dollars was €0.7583 per U.S. dollar and C$1.0016 per U.S. dollar.

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

	Years Ended December 31,
	2011	2010	2009	2008	2007
	(C$/€)
End of period	1.3193	1.3319	1.5000	1.7046	1.4428
High for period	1.2847	1.2478	1.4936	1.4489	1.3448
Low for period	1.4305	1.5067	1.6920	1.7316	1.5628
Average for period	1.3761	1.3671	1.5851	1.5603	1.4690

On February 20, 2012, the Daily Noon Rate for the conversion of Canadian dollars to Euros was C$1.3148 per Euro.

PART I

ITEM 1.	BUSINESS

In this document, please note the following:

•

references to “we”, “our”, “us”, the “Company” or “Mercer” mean Mercer International Inc. and its subsidiaries, unless the context clearly suggests otherwise, and references to “Mercer Inc.” mean Mercer International Inc. excluding its subsidiaries;

•	references to “ADMTs” mean air-dried metric tonnes;

•	references to “MW” mean megawatts and “MWh” mean megawatt hours;

•	information is provided as of December 31, 2011, unless otherwise stated or the context clearly suggests otherwise;

•	all references to monetary amounts are to “Euros”, the lawful currency adopted by most members of the European Union, unless otherwise stated; and

•	“€” refers to Euros; “$” refers to U.S. dollars; and “C$” refers to Canadian dollars.

The Company

General

Mercer Inc. is a Washington corporation and our shares of common stock are quoted and listed for trading on the NASDAQ Global Market (MERC) and the Toronto Stock Exchange (MRI.U).

We operate in the pulp business and are the largest publicly traded producer of market northern bleached softwood kraft, or “NBSK”, pulp in the world. We are the sole NBSK producer, and the only significant producer of pulp for resale, known as “market pulp”, in Germany, which is the largest pulp import market in Europe. Our operations are located in Eastern Germany and Western Canada. We currently employ approximately 1,039 people at our German operations, 439 people at our Celgar mill in Western Canada and 17 people at our office in Vancouver, British Columbia, Canada. We operate three NBSK pulp mills with a consolidated annual production capacity of approximately 1.5 million ADMTs:

•

Rosenthal mill. Our wholly-owned subsidiary, Rosenthal, owns and operates a modern, efficient ISO 9001 and 14001 certified NBSK pulp mill that has a current annual pulp production capacity of approximately 345,000 ADMTs. Additionally, the Rosenthal mill is a significant producer of “green” energy and exported 161,286 MWh of electricity in 2011, resulting in approximately €14.9 million in annual revenues. The Rosenthal mill is located near the town of Blankenstein, Germany approximately 300 kilometers south of Berlin.

•

Celgar mill. Our wholly-owned subsidiary, Celgar, owns and operates the Celgar mill, a modern, efficient ISO 9001 and 14001 certified NBSK pulp mill with an annual pulp production capacity of approximately 520,000 ADMTs. The Celgar mill also produces “green” energy and exported 140,069 MWh of electricity in 2011, resulting in approximately C$14.5 million in annual revenues. The Celgar mill is located near the city of Castlegar, British Columbia, Canada, approximately 600 kilometers east of Vancouver, British Columbia, Canada.

•

Stendal mill. Our 74.9% owned subsidiary, Stendal, owns and operates a state-of-the-art, single-line, ISO 9001 and 14001 certified NBSK pulp mill that has an annual pulp production capacity of approximately 645,000 ADMTs. The Stendal mill is also a significant producer of “green” energy and exported 350,758 MWh of electricity in 2011, resulting in approximately €32.5 million in annual revenues. The Stendal mill is located near the town of Stendal, Germany, approximately 130 kilometers west of Berlin.

Organizational Chart

The following chart sets out our directly and indirectly owned principal operating subsidiaries, their jurisdictions of organization and their principal activities:

History and Development of Business

We acquired our initial pulp operations in 1994, with the acquisition of our Rosenthal mill. In late 1999, we completed a major capital project which, among other things, converted it to the production of kraft pulp from sulphite pulp, increased its annual production capacity, reduced costs and improved efficiencies. The aggregate cost of this project was approximately €361.0 million, of which approximately €102.0 million was financed through government grants. Subsequent minor capital investments and efficiency improvements have reduced emissions and energy costs and increased the Rosenthal mill’s annual production capacity to approximately 345,000 ADMTs.

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

A significant portion of the capital investments at our German mills, including the construction of the Stendal mill, were financed through government grants. Since 1999, our German mills have benefited from an aggregate €384.9 million in government grants. These grants reduce the cost basis of the assets purchased when the grants are received and are not reported in our income.

In February 2005, we acquired the Celgar mill for $210.0 million, of which $170.0 million was paid in cash and $40.0 million was paid in our shares, plus $16.0 million for the defined working capital of the mill. The Celgar mill was completely rebuilt in the early 1990s through a C$850.0 million modernization and expansion project, which transformed it into a modern and competitive producer.

In 2007, we completed a C$28.0 million capital project which improved efficiencies and reliability and, with other measures, increased the Celgar mill’s annual production capacity to 500,000 ADMTs. In September 2010, we completed a capital project, referred to as the “Celgar Energy Project”, to increase the Celgar mill’s production of “green” energy and optimize its power generation capacity, at an aggregate cost of approximately C$64.9 million, of which approximately C$48.0 million was financed by grants from the Canadian federal government. See “—Capital Expenditures”. We have also increased the Celgar mill’s overall annual pulp production capacity to approximately 520,000 ADMTs through increased efficiencies.

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

•

Renewable Surplus Energy. Our modern mills generate electricity and steam in their boilers and are generally energy self-sufficient. Such energy is primarily produced from wood residuals which are a renewable carbon neutral source. All of our mills also generate surplus energy which we sell to third parties. Our Rosenthal and Stendal mills benefit from special tariffs under Germany’s Renewable Energy Resources Act, referred to as the “Renewable Energy Act”, which provides for premium pricing and has materially increased their revenues from sales of surplus power. Additionally, our Celgar mill completed the Celgar Energy Project at the end of September 2010 and is party to an electricity purchase agreement, referred to as the “Electricity Purchase Agreement” with the British Columbia Hydro and Power Authority, or “B.C. Hydro”, British Columbia’s primary public utility provider, for the sale of surplus power for ten years. The Celgar Energy Project increased our annual sales of surplus power at our Celgar mill to approximately 140,000 MWh. In total, our mills produced approximately 652,000 MWh of surplus renewable energy in 2011. We believe our generation and sale of surplus renewable “green” energy provides us with a competitive energy advantage over less efficient mills.

•

Strategic Locations and Customer Service. We are the only significant producer of market pulp in Germany, which is the largest pulp import market in Europe. Due to the proximity of our German mills to most of our European customers, we benefit from lower transportation costs relative to our major competitors. Our Celgar mill, located in Western Canada, is well situated to serve Asian and North American customers. We primarily work directly with customers to capitalize on our geographic diversity, coordinate sales and enhance customer relationships. We believe our ability to deliver high quality pulp on a timely basis and our customer service makes us a preferred supplier for many customers.

•

Advantageous Capital Investments and Financing. Our German mills are eligible to receive government grants in respect of qualifying capital investments. Over the last twelve years, our German mills have benefited from approximately €384.9 million of such government grants. In addition, in October 2009, our Celgar mill qualified to receive C$57.7 million of credits under the Canadian government’s Pulp and Paper Green Transformation Program, referred to as the “GTP”. These grants reduce the cost basis of the assets purchased when the grants are received and are not reported in our income. Additionally, during the last ten years, capital investments at our German mills have reduced the amount of overall wastewater fees that would otherwise be payable by over €52.8 million. Further, our Stendal mill benefits from German governmental guarantees of its project financing which permitted it to obtain better credit terms and lower interest costs than would otherwise have been available. The project debt of Stendal which matures in 2017, currently bears interest at a substantially fixed rate of 5.28% per annum plus an applicable margin and is non-recourse to our other operations and Mercer Inc.

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

•

Experienced Management Team. Our directors and senior managers have extensive experience in the pulp and forestry industries. In particular, our Chief Executive Officer has over 17 years’ experience in the pulp industry and has guided the Company’s operations and development over that time. Our Chief Operating Officer and Chief Financial Officer each has over 31 years of industry experience. We also have experienced managers at all of our mills. Our management has a proven track record of implementing new initiatives and programs in order to reduce costs throughout our operations as well as identifying and harnessing new revenue opportunities.

Corporate Strategy

Our corporate strategy is to create shareholder value by focusing on the expansion of our asset and earnings base. Key features of our strategy include:

•

Focus on NBSK Market Pulp. We focus on NBSK pulp because it is a premium grade kraft pulp and generally obtains the highest price relative to other kraft pulps. Although demand is cyclical, between 2000 and 2010, worldwide demand for softwood kraft market pulp grew at an average of approximately 1.6% per annum. We focus on servicing customers that produce high quality printing and writing paper grades and tissue producers. This allows us to benefit from our stable relationships with paper and tissue manufacturers in Europe and Asia as well as participate in strong growth markets such as China where we also have strong customer relationships.

•

Maximizing Renewable Energy Realizations. We focus on the generation and sales of surplus renewable energy because there are minimal incremental costs associated with our energy production and thus our surplus electricity sales are highly profitable. In 2011, our mills generated a record 652,113 MWh of electricity resulting in revenues of approximately €58.0 million, compared to 520,005 MWh and approximately €44.2 million in revenues in 2010. We are developing other initiatives to increase our overall energy generation and the amount of and price for our surplus power sales. In early 2012, we announced a project, referred to as “Project Blue Mill”, to increase production and efficiency through debottlenecking initiatives and the installation of a 40 MW steam turbine at our Stendal mill. The new turbine is expected to initially produce an additional 109,000 MWh of surplus energy. Based upon the current production levels of our mills, we expect to sell approximately 700,000 MWh of surplus renewable energy in 2012. We expect energy generation and sales to continue to be a key focus for our mills for the foreseeable future.

•

Enhancing Long-Term Sustainability/Growth. We continually focus on cost reduction and efficiency initiatives while strategically evaluating and pursuing internal, high return capital projects and growth opportunities in order to enhance cash flows and maximize shareholder value.

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

Demand for kraft pulp is cyclical in nature and is generally related to global and regional levels of economic activity. In 2008, overall global demand for all kraft pulp types, including softwood, was negatively impacted by the weak global economic conditions and global financial and credit turmoil the world began to experience in the second half of that year and which continued into the first half of 2009. Significant producer shutdowns and curtailments, along with strong demand from China, resulted in an improved supply-demand balance and improved prices in the second half of 2009 through 2010. Although global pulp markets continued to strengthen in the first half of 2011, economic uncertainty in Europe and credit tightening in China resulted in a decrease in demand and weaker pulp prices in the fourth quarter of 2011.

Between 2000 and 2010 worldwide demand for softwood market pulp grew at an average rate of approximately 1.6% annually. Demand for softwood market pulp was negatively impacted by weak global economic conditions in 2009. However, the supply/demand balance for softwood market pulp improved in 2010, primarily due to strong demand in China, the residual effects of the Chilean earthquake that affected mills in that region and the net closure of approximately 3.4 million tonnes of production capacity globally since 2006. Since 2007, demand for softwood market pulp has grown in the emerging markets of Asia, Eastern Europe and Latin America. China in particular has experienced substantial growth and its demand for softwood market pulp grew by approximately 15.9% per annum between 2000 and 2010. China now accounts for approximately 20% of global softwood market pulp demand compared to only 5% in 2000. Western Europe currently accounts for approximately 30% of global softwood market pulp demand.

A measure of demand for kraft pulp is the ratio obtained by dividing the worldwide demand of kraft pulp by the worldwide capacity for the production of kraft pulp, or the “demand/capacity ratio”. An increase in this ratio generally occurs when there is an increase in global and regional levels of economic activity. An increase in this ratio generally indicates greater demand as consumption increases, which often results in rising kraft pulp prices, and a reduction of inventories by producers and buyers. As prices continue to rise, producers continue to run at higher operating rates. However, an adverse change in global and regional levels of economic activity generally negatively affects demand for kraft pulp, often leading buyers to reduce their purchases and relying on existing pulp inventories. As a result, producers run at lower operating rates by taking downtime to limit the build-up of their own inventories. The demand/capacity ratio for softwood kraft pulp was approximately 92% in 2011, approximately 93% in 2010 and approximately 91% in 2009.

A significant factor affecting our market is the amount of closures of old, high-cost capacity. In the four-year period from 2006 to 2009, we estimate approximately 5.3 million tonnes of predominantly NBSK capacity was indefinitely closed. Such closures have been partially offset by approximately 1.9 million tonnes restarted in late 2009 and 2010. The net effect of these closures and restarts is an estimated 3.4 million tonnes of capacity removed from the market. We are aware of only one planned NBSK plant expansion worldwide in the next few years. We believe that the absence of other plant expansions is due in part to fiber supply constraints and high capital costs.

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

NBSK Pulp Pricing

Pulp prices are highly cyclical. Global economic conditions, changes in production capacity, inventory levels, and currency exchange rates are the primary factors affecting NBSK pulp list prices. The average annual European list prices for NBSK pulp since 2000 have ranged from a low of approximately $447 per ADMT to a high of $1,030 per ADMT.

Starting in 2006, pulp prices increased steadily from approximately $600 per ADMT in Europe to $870 per ADMT at the end of 2007. These price increases resulted from the closure of several pulp mills, particularly in North America, which reduced NBSK capacity by approximately 1.3 million ADMTs and better demand.

In the second half of 2008, list prices for NBSK pulp decreased markedly due to weak global economic conditions. As a result, list prices for NBSK pulp in Europe decreased from $900 per ADMT in mid-2008 to $635 per ADMT at the end of the year. Such price weakness continued into early 2009 as list prices in Europe fell to approximately $575 per ADMT. Commencing in mid-2009, pulp markets began to strengthen which led to improved prices. Strong demand from China, capacity closures and historically low global inventories for bleached softwood kraft pulp helped support upward price momentum. During the second half of 2009, several price increases raised European list prices by a total of $170 per ADMT to $800 per ADMT by year end. Such price increases were partially offset by the continued weakening of the U.S. dollar versus the Euro and Canadian dollar during the period. In December 2009, list prices for pulp were approximately $800 per ADMT in Europe, $830 per ADMT in North America and $700 per ADMT in China. In 2010, several increases lifted prices to record levels in the middle of the year and at the end of 2010 list prices were near historic highs of $950, $960 and $840 per ADMT in Europe, North America and China, respectively. Although pulp prices remained strong in 2011, reaching record levels of $1,030 per ADMT in Europe and $1,035 and $920 per ADMT in North America and China, respectively, uncertainty concerning the economic situation in Europe, along with credit tightening in China, caused pulp prices to drop to $825 per ADMT in Europe and $890 and $670 per ADMT in North America and China, respectively, by the end of the year. As pulp prices are highly cyclical, there can be no assurance that prices will not decline in the future.

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

The majority of market NBSK pulp is produced and sold by Canadian and Scandinavian producers, while the price of NBSK pulp is generally quoted in U.S. dollars. As a result, NBSK pricing is affected by fluctuations in the currency exchange rates for the U.S. dollar versus the Canadian dollar, the Euro and local currencies. NBSK pulp price increases during 2006, 2007 and the first half of 2008 were in large part offset by the weakening of the U.S. dollar. Similarly, the strengthening of the U.S. dollar against the Canadian dollar and the Euro towards the end of 2008 helped partially offset pulp price decreases caused by the deterioration in global economic conditions. The overall strengthening of the U.S. dollar against the Euro in 2010, and in particular in the first half of 2010, improved the operating margins of our German mills. Although the U.S. dollar weakened against the Euro for most of 2011, it began to strengthen again at the end of the year.

The following chart sets out the changes in list prices for NBSK pulp in Europe, as stated in U.S. dollars, Canadian dollars and Euros for the periods indicated.

Source: Pulp & Paper Week and Bloomberg

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

Cooked pulp flows out of the digester and is washed and screened to remove most of the residual spent chemicals and partially cooked wood chips. The pulp then undergoes a series of bleaching stages where the brightness of the pulp is gradually increased. Finally, the bleached pulp is sent to the pulp machine where it is dried to achieve a dryness level of more than 90%. The pulp is then ready to be baled for shipment to customers.

A significant feature of kraft pulping technology is the recovery system, whereby chemicals used in the cooking process are captured and extracted for re-use, which reduces chemical costs and improves environmental performance. During the cooking stage, dissolved organic wood materials and used chemicals, collectively known as black liquor, are extracted from the digester. After undergoing an evaporation process, black liquor is burned in a recovery boiler. The chemical compounds of the black liquor are collected from the recovery boiler and are reconstituted into cooking chemicals used in the digesting stage through additional processing in the recausticizing plant.

The heat produced by the recovery boiler is used to generate high-pressure steam. Additional steam is generated by a power boiler through the combustion of biomass consisting of bark and other wood residuals from sawmills and our woodrooms and residue generated by the effluent treatment system. Additionally, during times of upset, we may use natural gas to generate steam. The steam produced by the recovery and power boilers is used to power a turbine generator to generate electricity, as well as to provide heat for the digesting and pulp drying processes.

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

Generation and Sales of “Green” Energy at our Mills

Climate change concerns have caused a proliferation of renewable or “green” energy legislation, incentives and commercialization in both Europe and, increasingly, in North America. This has generated an increase in demand and legislated requirements for “carbon neutral” sources of energy supply. Our pulp mills are large scale bio-refineries that produce both pulp and surplus “carbon neutral” or “green” energy. As part of the pulp production process our mills generate “green” energy using carbon-neutral biofuels such as black liquor and wood waste. Through the incineration of biofuels in the recovery and power boilers, our mills produce sufficient steam to cover all of our steam requirements and allows us to produce surplus energy which we sell to third party utilities.

Our surplus energy sales provide our mills with a new stable revenue source unrelated to pulp prices. We believe that this revenue source from power sales gives our mills a competitive advantage over other older mills which do not have the equipment or capacity to produce and/or sell surplus power in a meaningful amount.

In 2011 and 2010, we sold 652,113 MWh and 520,005 MWh of surplus energy, respectively, and recorded revenues of €58.0 million and €44.2 million, respectively, from such energy sales. Since our energy production is a by-product of our pulp production process, there are minimal incremental costs and our surplus energy sales are highly profitable. The following table sets out our electricity generation and surplus energy sales for the last three years:

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

In January 2012, we announced Project Blue Mill which is designed to increase the Stendal mill’s annual pulp production by 30,000 ADMTs and initially produce an additional 109,000 MW of surplus renewable energy. Project Blue Mill is eligible for €12.0 million of non-refundable government grants and the Stendal mill has secured a new €17.0 million five-year amortizing secured term debt facility, of which 80% will be government guaranteed. The balance of Project Blue Mill will be funded through operating cash flow of the Stendal mill and up to an aggregate of €6.5 million in pro rata shareholder loans from Mercer Inc. and its noncontrolling shareholder.

Celgar Mill

In September 2010, we completed the Celgar Energy Project at the Celgar mill, to increase the mill’s production of “green” energy and optimize its power generation capacity. The project included the installation of a 48 MW condensing turbine, which brought the mill’s installed generating capacity up to 100 MW, and upgrades to the mill’s bark boiler and steam consuming facilities. The Celgar mill has an Electricity Purchase Agreement with B.C. Hydro for the sale of power generated from such project. Under the Electricity Purchase Agreement, the Celgar mill agreed to supply a minimum of approximately 238,000 MWh of surplus electrical energy annually to the utility over a ten-year term.

We financed the Celgar Energy Project largely with funding from the GTP. In early October 2009, we received notification from Natural Resources Canada, or “NRCan”, of the Celgar mill’s original allocation of approximately C$57.7 million in credits under the GTP. In November 2009, we entered into a non-repayable contribution agreement, referred to as the “Contribution Agreement”, with NRCan whereby NRCan provided us with approximately C$40.0 million in grants (of our allocated C$57.7 million) towards certain costs associated with the Celgar Energy Project. Subsequently, NRCan provided an additional C$8.0 million pursuant to the terms of the Contribution Agreement. In 2011, NRCan agreed to allocate approximately C$1.6 million under its Transformative Technologies Program and we entered into additional contribution agreements bringing the total received from NRCan to C$56.1 million.

In 2011, we produced and sold roughly 140,069 MWh of surplus renewable electricity at our Celgar mill which generated approximately C$14.5 million in annual revenues.

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

In Germany, since 2006, the price and supply of wood chips has been affected by increasing demand from alternative or renewable energy producers and government initiatives for carbon neutral energy. Declining energy prices and weakening economies in the first half of 2009 tempered the increased demand for wood chips that resulted from initiatives by European governments to promote the use of wood as a carbon neutral energy. Over the long-term, we expect this non-traditional demand for fiber to continue to increase.

In April 2008, the Russian government raised tariffs on the export of sawmill and pulp wood to 25% from the 20%. A further increase to 80% was initially scheduled for January 1, 2009 but was officially deferred twice and Russia’s export tariff remained unchanged at 25% in 2011. In early 2012, Russia agreed to enter the World Trade Organization, or “WTO”. It is currently expected that Russia will formally enter the WTO in June 2012 and will lower its export tariffs to between 13% and 15% which we believe will have a positive impact on the European fiber supply.

Offsetting some of the increases in demand for wood fiber have been initiatives in which we and other producers are participating to increase harvest levels in Germany, particularly from small private forest owners. We believe that Germany has the highest availability of softwood forests in Europe suitable for harvesting and manufacturing. We believe private ownership of such forests is approximately 50%. Many of these forest ownership stakes are very small and have been harvested at rates much lower than their rate of growth. In early 2009, in response to slowing economies and weaker demand for pulp logs, forest owners reduced their harvesting rates slightly. While prices for pulp logs in Germany remained relatively low in the first half of 2009, further reductions in harvesting rates led to an undersupply which resulted in increased fiber prices later that year. Fiber prices continued to increase through most of 2010 and 2011, driven by lower levels of harvesting in central Germany, combined with increased demand for wood from the energy sector for heating and other bio-energy purposes.

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

In 2011, the Rosenthal mill consumed approximately 1.8 million cubic meters of fiber. Approximately 70% of such consumption was in the form of sawmill wood chips and approximately 30% was in the form of pulp logs. The wood chips for the Rosenthal mill are sourced from approximately 31 sawmills located primarily in the states of Bavaria, Baden-Württemberg and Thüringia and are within a 300 kilometer radius of the Rosenthal mill.

Within this radius, the Rosenthal mill is the largest consumer of wood chips. Given its location and size, the Rosenthal mill is often the best economic outlet for the sale of wood chips in the area. Approximately 73% of the fiber consumed by the Rosenthal mill is spruce and the remainder is pine. While fiber costs and supply are subject to cyclical changes largely in the sawmill industry, we expect that we will be able to continue to obtain an adequate supply of fiber on reasonably satisfactory terms for the Rosenthal mill due to its location and our long-term relationships with suppliers. We have not historically experienced any significant fiber supply interruptions at the Rosenthal mill.

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

In 2011, the Stendal mill consumed approximately 3.2 million cubic meters of fiber. Approximately 25% of such fiber was in the form of sawmill wood chips and approximately 75% in the form of pulp logs. The core wood supply region for the Stendal mill includes most of the Northern part of Germany within an approximate 300 kilometer radius of the mill. We also purchase wood chips from Southwestern and Southern Germany. The fiber base in the wood supply area for the Stendal mill consisted of approximately 68% pine and 32% spruce and other species in 2011. The Stendal mill has sufficient chipping capacity to fully operate solely using pulp logs, if required. We source pulp logs partly from private forest holders and partly from state forest agencies in Thüringia, Saxony-Anhalt, Mecklenburg-Western Pomerania, Saxony, Lower Saxony, North Rhine-Westphalia, Hesse and Brandenburg.

In 2011, the Celgar mill consumed approximately 2.6 million cubic meters of fiber. Approximately 61% of such fiber was in the form of sawmill wood chips and the remaining 39% came from pulp logs processed through its woodroom or chipped by a third party. The source of fiber at the mill is characterized by a mixture of species (whitewoods and cedar) and the mill sources fiber from a number of Canadian and U.S. suppliers.

As a result of the cyclical decline in sawmill chip availability resulting from lower lumber production in British Columbia, the Celgar mill has increased its U.S. purchases of fiber, diversified its suppliers and, where possible, increased chip production through third party field chipping contracts and existing sawmill suppliers. Additionally, in the early part of 2009, the Celgar mill completed a project to upgrade its woodroom which, along with subsequent improvements during the year, increased its capacity to be able to process up to 50% of the mill’s fiber needs compared to only approximately 10% previously. The woodroom upgrades also increased the mill’s ability to process small diameter logs and facilitate an efficient flow of fiber. This has increased the overall volume of fiber being processed and helped mitigate increases in the price of fiber.

The Celgar mill has access to over 35 different suppliers from Canada and the U.S., representing approximately 75% of its total annual fiber requirements. The Celgar mill’s woodroom supplied the remaining 25% of the mill’s fiber requirements in 2011. Chips are purchased in Canada and the U.S. in accordance with chip purchase agreements. Generally, pricing is reviewed and adjusted periodically to reflect market prices. Several of the longer-term contracts are so-called “evergreen” agreements, where the contract remains in effect until one of the parties elects to terminate. Termination requires a minimum of two, and in some cases, five years’ written notice. Certain non-evergreen long-term agreements provide for renewal negotiations prior to expiry.

To secure the volume of pulp logs required by its woodroom, the Celgar mill has entered into annual pulp log supply agreements with a number of different suppliers, many of whom are also contract chip suppliers to the mill. All of the pulp log agreements can be terminated by either party for any reason, upon seven days’ written notice.

On the fiber demand side, increased competition for fiber from the growing renewable or “green” energy sector in British Columbia in the second half of 2011 led to moderately higher fiber costs. Although not nearly as advanced as Europe, British Columbia’s growing green energy sector is expected to continue to create additional competition for fiber over time.

Energy

Our energy is primarily generated from renewable carbon neutral sources, such as black liquor and wood waste. Our mills produce all of our steam requirements and generally generate excess energy which we sell to third party utilities. In 2011, we generated 1,640,439 MWh and we sold 652,113 MWh of surplus energy. See also “—Generation and Sales of ‘Green’ Energy at our Mills”. We utilize fossil fuels, such as natural gas, in limited circumstances primarily in our lime kilns and we use a limited amount for start-up and shutdown operations. Additionally, from time to time, mill process disruptions occur and we consume small quantities of purchased electricity and fossil fuels to maintain operations. As a result, all of our mills are subject to fluctuations in the prices for fossil fuels.

Chemicals

Our mills use certain chemicals which are generally available from several suppliers and sourcing is primarily based upon pricing and location. Although chemical prices have risen slightly over the last three years, we have been able to reduce our costs through improved efficiencies and capital expenditures.

Cash Production Costs

Consolidated cash production costs per ADMT for our pulp mills are set out in the following table for the periods indicated:

	Years Ended December 31,
	2011	2010	2009
	(per ADMT)
Cash Production Costs
Fiber	€275	€256	€207
Labor	43	42	37
Chemicals	46	41	43
Energy	13	17	13
Other	56	54	42

Total cash production costs(1)	€433	€410	€342

(1)	Cost of production per ADMT produced excluding depreciation.

Sales, Marketing and Distribution

The distribution of our pulp sales revenues by geographic area are set out in the following table for the periods indicated:

	Years Ended December 31,
	2011	2010	2009
	(in thousands)
Revenues by Geographic Area
Germany	€256,563	€278,348	€154,323
China	234,654	196,022	146,613
Italy	51,509	56,301	44,616
Other European Union countries(1)	175,937	182,246	107,276
Other Asia	30,872	37,561	38,946
North America	69,345	92,628	68,213
Other countries	823	1,503	8,312

Total(2)	€819,703	€844,609	€568,299

(1)	Not including Germany or Italy; includes new entrant countries to the European Union from their time of admission.
(2)	Excluding intercompany sales and third party transportation revenues.

The following charts illustrate the geographic distribution of our pulp revenues for the periods indicated:

Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009

(1)	Includes new entrant countries to the European Union from their time of admission.

Our global sales and marketing group is responsible for conducting all sales and marketing of the pulp produced at our mills and currently has approximately 19 employees engaged full time in such activities. The global sales and marketing group handles sales to over 180 customers. We coordinate and integrate the sales and marketing activities of our German mills to realize on a number of synergies between them. These include reduced overall administrative and personnel costs and coordinated selling, marketing and transportation activities. We also coordinate sales from the Celgar mill with our German mills on a global basis, thereby providing our larger customers with seamless service across all major geographies. In marketing our pulp, we seek to establish long-term relationships by providing a competitively priced, high-quality, consistent product and excellent service. In accordance with customary practice, we maintain long-standing relationships with our customers pursuant to which we periodically reach agreements on specific volumes and prices.

Our pulp sales are on customary industry terms. At December 31, 2011, we had no material payment delinquencies. In 2011, no single customer accounted for more than 10% of our pulp sales. In 2010, one customer which purchased for several of its mills accounted for 11% of pulp sales and, in 2009, no single customer accounted for more than 10% of our pulp sales. We don’t believe our pulp sales are dependent upon the activities of any single customer.

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

Approximately 58%, 55% and 51% of our sales were to tissue and specialty paper product manufacturers for the years ended December 31, 2011, 2010 and 2009, respectively. The balance of our sales for such periods was to other paper product manufacturers. Sales to tissue and specialty paper product manufacturers are a key focus for us, as they generally are not as sensitive to cyclical declines in demand caused by downturns in economic activity.

Capital Expenditures

In 2011, we continued with our capital investment programs designed to increase pulp and green energy production capacity and improve efficiency and environmental performance at our mills. The improvements made at our mills over the past eight years have reduced operating costs and increased the competitive position of our facilities.

Total capital expenditures at the Rosenthal mill in 2011, 2010 and 2009 were €13.7 million, €4.0 million and €9.1 million, respectively. Capital investments at the Rosenthal mill in 2011, primarily related to the installation of a new chipper and upgrades to the recovery process, while in 2010 and 2009 capital expenditures related mainly to the upgrade of a bleaching line and a washer project, which helped offset three years of wastewater fees that would otherwise be payable.

Our Stendal mill’s total capital expenditures in 2011, 2010 and 2009 were €8.3 million, €3.6 million and €2.0 million, respectively. Capital investments at the Stendal mill in 2011 and 2010 related mainly to relatively small projects designed to improve safety and environmental performance as well as improve the overall efficiency of the mill.

In January 2012, Mercer announced Project Blue Mill which is intended to increase production and efficiency at the Stendal mill through debottlenecking initiatives including the installation of an additional 40 MW steam turbine. Project Blue Mill is estimated to require approximately €40.0 million in capital expenditures over about 21 months, which will be primarily funded through €12.0 million of non-refundable German government grants and a new €17.0 million five-year amortizing secured term facility, of which 80% will be government guaranteed. The balance of Project Blue Mill will be funded through operating cash flow of the Stendal mill and up to an aggregate of €6.5 million in pro rata shareholder loans from Mercer Inc. and Stendal’s noncontrolling shareholder. Project Blue Mill is currently designed to be completed and start to generate power resources in or about September 2013.

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

The following table sets out for the periods indicated the effect of these government grants on the recorded value of such assets in our consolidated balance sheets:

	As at December 31,
	2011	2010	2009
	(in thousands)
Property, plant and equipment, gross amount less amortization	€1,112,639	€1,144,759	€1,152,288
Less: government grants less amortization	291,665	297,992	283,730

Property, plant and equipment, net (as shown on the Consolidated Balance Sheets)	€820,974	€846,767	€868,558

Qualifying capital investments at industrial facilities in Germany that reduce effluent discharges offset wastewater fees that would otherwise be required to be paid. For more information about our environmental capital expenditures, see “—Environmental”.

Total capital expenditures at the Celgar mill in 2011, 2010 and 2009 were €15.7 million, €30.6 million and €17.8 million, respectively. In 2011, capital expenditures related primarily to a project to improve the Celgar mill’s fiber line and oxygen delignification process, referred to as the “Oxygen Delignification Project”, and a project to recover/recycle chemicals from the mill’s effluent, referred to as the “GAP Project”.

We completed the Celgar Energy Project in 2010 as part of our continued focus on energy production and sales and to increase the mill’s production of “green” energy and optimize its power generation capacity. The project was designed as a high return capital project at a cost of approximately C$64.7 million (€49.0 million). It included the installation of a second turbine generator with a design capacity of 48 MW.

In October 2009, as part of the GTP, the Canadian government through NRCan agreed to provide approximately C$57.7 million in credits towards the capital costs associated with the Celgar mill, including the Celgar Energy Project. Such credits reduced the cost basis of the assets purchased and were not recorded in our income. The majority of the remaining credits not used for the Celgar Energy Project are available for use by the Celgar mill on other qualifying projects until March 31, 2012. To be eligible for GTP credits, projects must meet certain energy efficiency or environmental improvement requirements. Specifically, we applied to NRCan to utilize approximately C$10.9 million of our allocated GTP funding towards the Oxygen Delignification Project and several small projects at our Celgar mill. As at December 31, 2011, we had spent approximately C$8.6 million to complete the Oxygen Delignification Project. In 2011, as part of the NRCan Transformative Technologies Program, we received C$1.6 million from NRCan which was utilized towards the GAP Project. As at December 31, 2011, we had spent approximately C$2.7 million on the GAP Project and expect to spend approximately C$0.7 million in 2012.

The Celgar Energy Project increased the mill’s installed generating capacity to 100 MW, and upgraded the mill’s bark boiler and steam facilities. In January 2009, the Celgar mill finalized the Electricity Purchase Agreement under which it will sell electrical energy generated by the Celgar Energy Project to B.C. Hydro.

Excluding costs for projects financed through government grants, capital expenditures for all of our mills in 2012 are expected to be approximately €40.8 million, comprised of Project Blue Mill at our Stendal mill and an array of small projects at our other mills.

Environmental

Our operations are subject to a wide range of environmental laws and regulations, dealing primarily with water, air and land pollution control. We devote significant management and financial resources to comply with all applicable environmental laws and regulations. Our total capital expenditures on environmental projects at our mills were approximately €7.1 million in 2011 (€2.5 million in 2010). The Oxygen Delignification Project is intended to generate environmental improvements by reducing the organic and chemical loading on the effluent treatment system at our Celgar mill.

We believe we have obtained all required environmental permits, authorizations and approvals for our operations. We believe our operations are currently in substantial compliance with the requirements of all applicable environmental laws and regulations and our respective operating permits.

Under German state environmental rules relating to effluent discharges, industrial users are required to pay wastewater fees based upon the amount of their effluent discharge. These rules also provide that an industrial user which undertakes environmental capital expenditures and lowers certain effluent discharges to prescribed levels may offset the amount of these expenditures against the wastewater fees that they would otherwise be required to pay. We estimate that the aggregate wastewater fees we saved in 2011 as a result of environmental capital expenditures and initiatives to reduce allowable emissions and discharges at our Stendal mill was approximately €4.2 million. The estimated amount of accrued wastewater fees we expect to recover at our Rosenthal mill is approximately €2.2 million. We expect that capital investment programs and other environmental initiatives at our German mills will mostly offset the wastewater fees that may be payable for 2012 and we believe they will ensure that our operations continue in substantial compliance with prescribed standards.

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

In November 2008, the Celgar mill suffered a spill of diluted weak black liquor into the nearby Columbia River. The spill was promptly reported by the mill to authorities and remediated. An environmental impact report prepared by independent consultants engaged by the mill concluded that the environmental impact of the spill was minimal. The spill was also investigated by federal and provincial environmental authorities and, in January 2009, the Celgar mill received a government directive requiring it to take a number of measures relating to the retention capacity of spill ponds. These measures were completed to the satisfaction of the overseeing environmental authorities. However, in September 2009, the Celgar mill received a summons in connection with this spill for charges under the Canadian Fisheries Act and the British Columbia Environmental Management Act, primarily relating to alleged effluent exceedances under the Celgar mill’s discharge permit. See “Legal Proceedings”.

The Celgar mill operates two landfills, a newly commissioned site and an older site. The mill intends to decommission the older landfill and is developing a closure plan and reviewing such plan with the British Columbia Ministry of Environment, or “MOE”. Since a portion of the older landfill continues to be active, the mill has not been able to move forward with the closure. We expect to receive provincial regulatory approval for our closure plan for our older landfill in 2012 and intend to commence closure activities based on a timetable agreed to by both Celgar and the MOE. The cost of closing the landfill is expected to be approximately €2.1 million.

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

Climate Change

There are numerous differing scientific studies and opinions relating to the severity, extent and speed at which climate change is or may be occurring. As a result, we are currently unable to identify and predict all of the specific consequences of climate change on our business and operations.

To date, the potential and/or perceived effects of climate change and social and governmental responses to it have created both business opportunities and the potential for negative consequences for our business.

The focus on climate change has generated a substantial increase in demand and in legislative requirements for “carbon neutral” or “green” energy in both Europe and, increasingly, in North America. Pulp mills consume wood residue, being wood chips and pulp logs, as the base raw material for their production process. Wood chips are residue left over from lumber production and pulp logs are generally lower quality logs left over from logging that are unsuitable for the production of lumber.

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

These factors, along with governmental initiatives in respect of renewable or green energy legislation, have provided business opportunities for us to enhance our generation and sales of green energy and to participate in the sale of emission allowances under the EU ETS. In January 2012, we announced a project at our Stendal mill to install a new 40 MW steam turbine which we expect will initially produce an additional 109,000 MWh of surplus renewable energy at the mill.

Currently, we are exploring other initiatives to enhance our generation and sales of surplus green energy. Other potential opportunities that may result from climate change include:

•	the expansion of softwood forests and increased growth rates for such forests;

•	more intensive forestry practices and timber salvaging versus harvesting standing timber;

•	greater demand for sustainable energy and cellulosic biomass fuels; and

•	additional governmental incentives and/or legislative requirements to enhance biomass energy production.

At this time, we cannot predict which, if any, of these potential opportunities will be available to or realized by us or their economic effect on our business.

While all of the specific consequences to our business from climate change are not yet predictable, the most visible negative consequence is that the focus on renewable energy will continue to create greater demand for the wood residuals or fiber that is consumed by our mills as part of their production process.

In Germany since 2006, the price and supply of wood residuals have been affected by an increasing demand from alternative or renewable energy producers and governmental initiatives for carbon neutral energy. Over the long term, this non-traditional demand for fiber is expected to increase in Europe. Additionally, the growing interest and focus in British Columbia for renewable green energy is also expected to create additional competition for such fiber in that region over time. Such additional demand for wood residuals may increase the competition and prices for wood residuals over time. See “—Operating Costs—Fiber”.

Governmental action or legislation may also have an important effect on the demand and prices for wood residuals. As governments pursue green energy initiatives, they risk creating incentives and demand for wood residuals from renewable energy producers that “cannibalizes” or adversely affects existing traditional users, such as lumber and pulp and paper producers. We are continually engaged in dialogue with government to educate and try to ensure potential initiatives recognize the traditional and continuing role of our mills in the overall usage of forestry resources and the economies of local communities.

Other potential negative consequences from climate change over time that may affect our business include:

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

Human Resources

We currently employ approximately 1,495 people. We have approximately 1,039 employees working in our German operations, including our transportation and sales subsidiaries. In addition, there are approximately 17 people working at the office we maintain in Vancouver, British Columbia, Canada. Celgar currently employs approximately 439 people in its operations, the vast majority of which are unionized.

Rosenthal, which employs approximately 444 people, is bound by collective agreements negotiated with Industriegewerkschaft Bergbau, Chemie, Energie, or “IGBCE”, a national union that represents pulp and paper workers. In December 2011, we successfully negotiated a new agreement with IGBCE substantially upon the same terms as the previous labor contract. The new collective agreement provided for a one-time payment of €200 per employee, an approximately 3.0% wage increase in 2012 and a further 1.6% wage increase in 2013. This collective agreement has an 18-month term and is scheduled to expire in May 2013.

Stendal and its subsidiaries employ approximately 589 people. In 2011, Stendal entered into a seven-year collective agreement with IGBCE effective July 2011. Since, prior to entering into this collective agreement, Stendal’s employees had relatively lower wages compared to their peers at other German pulp mills, this agreement provides for an approximately 5.5% wage increase in 2012. The collective agreement provides for a further 2.5% minimum annual wage increase from 2013 to 2015. The collective agreement is scheduled to expire in 2018.

We consider the relationships with our employees to be good. Although no assurances can be provided, we have not had any significant work stoppages at any of our German operations and we would therefore expect to enter into labor agreements with our pulp workers in Germany without any significant work stoppages at our German mills.

We negotiated a four-year collective agreement, effective May 1, 2008, with our hourly workers at the Celgar mill to replace the collective agreement which expired on April 30, 2008. The agreement provided for a retroactive wage increase of 2.0% for 2008, a wage increase of 2.5% in each of 2009 and 2010 and a wage increase of 3.0% in 2011. The collective agreement is scheduled to expire in April 2012.

We consider the relationships with our employees at our Celgar mill to be good. Although no assurances can be provided, we have not had any significant work stoppages at our Celgar mill and we would therefore expect to enter into further labor agreements with our Celgar mill’s employees without any significant work stoppages.

Description of Certain Indebtedness

The following summaries of certain material provisions of: (i) our Senior Notes; (ii) the Stendal Loan Facility; (iii) our new €17.0 million amortizing term facility at our Stendal mill; (iv) the working capital facilities and investment loan associated with our Rosenthal mill; and (v) the Celgar Working Capital Facility, as such terms are referred to below, are not complete and these provisions, including definitions of certain terms, are qualified by reference to the applicable documents and the applicable amendments to such documents on file with the U.S. Securities and Exchange Commission, referred to as the “SEC”.

Senior Notes

In November 2010, we issued $300.0 million in aggregate principal amount of 9.5% Senior Notes due 2017, referred to as the “Senior Notes” to principally refinance our 9.25% Senior Notes due 2013, referred to as the “2013 Senior Notes”. The Senior Notes bear interest at a rate of 9.5% per annum, payable semi-annually in arrears on December 1 and June 1, commencing June 1, 2011. The Senior Notes mature on December 1, 2017. The Senior Notes are our senior unsecured obligations and, accordingly, rank junior in right of payment to all existing and future secured indebtedness and all indebtedness and liabilities of our subsidiaries, equal in right of payment with all of our existing and future unsecured senior indebtedness and senior in right of payment to any future subordinated indebtedness. The Senior Notes were issued under an indenture which, among other things, restricts our ability and the ability of our restricted subsidiaries under the indenture to: (i) incur additional indebtedness or issue preferred stock; (ii) pay dividends or make other distributions to our stockholders; (iii) purchase or redeem capital stock or subordinated indebtedness; (iv) make investments; (v) create liens and enter into sale and lease back transactions; (vi) incur restrictions on the ability of our restricted subsidiaries to pay dividends or make other payments to us; (vii) sell assets; (viii) consolidate or merge with or into other companies or transfer all or substantially all of our assets; and (ix) engage in transactions with affiliates. These limitations are subject to important qualifications and exceptions.

In order to take into account the nature of the non-recourse “project financing” of the loan facility for our Stendal mill and to enhance our financing flexibility, the indenture governing our Senior Notes provides for a “Restricted Group” and an “unrestricted group”. The terms of the indenture are applicable to the Restricted Group and are generally not applicable to the unrestricted group. Currently, the Restricted Group is comprised of Mercer Inc., the Rosenthal and Celgar mills and certain holding subsidiaries. The Restricted Group excludes our Stendal mill. The working capital facilities at our Rosenthal and Celgar mills are obligations of the Restricted Group. The Stendal Loan Facility is an obligation of our unrestricted group.

In the third quarter of 2011, we purchased and cancelled approximately $13.6 million in aggregate principal amount of our Senior Notes in connection with our share and debt repurchase program. As at December 31, 2011, approximately $286.4 million in aggregate principal amount of Senior Notes remained outstanding.

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

Pursuant to the Stendal Loan Facility, interest accrues at variable rates between Euribor plus 0.90% and Euribor plus 1.69% per year. The facility provides for Stendal to manage its risk exposure to interest rate risk, currency risk and pulp price risk by way of interest rate swaps, Euro and U.S. dollar swaps and pulp hedging transactions, subject to certain controls, including certain maximum notional and at-risk amounts. Pursuant to the terms of the facility, in 2002 Stendal entered into interest rate swap agreements in respect of borrowings to fix most of the interest costs under the Stendal Loan Facility at a rate of 5.28% plus an applicable margin, until final payment in October 2017.

Pursuant to the terms of the Stendal Loan Facility, Stendal reduced the aggregate advances outstanding to €531.1 million at the end of 2008 from a maximum original amount of €638.0 million. The tranches are generally repayable in installments and mature between the fifth and 15th anniversary of the first advance under the Stendal Loan Facility.

In February 2009, we completed an agreement with Stendal’s lending syndicate to amend the Stendal Loan Facility, referred to as the “Amendment”. Pursuant to the Amendment, Stendal’s obligation to repay €164.0 million of scheduled principal payments, referred to as the “Deferred Amount”, is deferred until maturity of the facility in September 2017. Until the Deferred Amount is repaid in full, Stendal may not make distributions, in the form of interest and capital payments on shareholder debt or dividends on equity invested, to its shareholders, including us. The Amendment also provides for a 100% cash sweep, referred to as the “Cash Sweep”, of any excess cash of Stendal which will be used first to fund the DSRA to a level sufficient to service the amounts due and payable under the Stendal Loan Facility during the then following 12 months, or “Fully Funded”, and second to prepay the Deferred Amount. Not included in the Cash Sweep is an amount of €15.0 million which Stendal is permitted to retain for working capital purposes. The DSRA balance as at December 31, 2011 was approximately €31.8 million.

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

The Amendment provides that Stendal and its shareholders may, once per fiscal year, cure a deficiency in each of the Annual Debt Ratio or the Senior Debt/EBITDA Cover Ratio by way of a capital contribution or fully subordinated shareholder loan to Stendal in the amount necessary to cure such deficiency and thereby prevent the occurrence of an event of default. Our ability to fund this cure is substantially limited by the terms of the Senior Notes.

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

The tranches under the Stendal Loan Facility are severally guaranteed by German federal and state governments in respect of an aggregate of 80% of the principal amount of these tranches. Under the guarantees, the German federal and state governments that provide the guarantees are responsible for the performance of our payment obligations for the guaranteed amounts. Such governmental guarantees permit the Stendal Loan Facility to benefit from lower interest costs and other credit terms than would otherwise be unavailable. The Stendal Loan Facility is secured by substantially all of the assets of Stendal.

As at December 31, 2011, the principal amount outstanding under the Stendal Loan Facility was €477.5 million. In order to permit Stendal to enter into the Blue Mill Facility (as described below), the Stendal Loan Facility was amended. In particular, the funds in the DSRA may now be used to bridge any deficiency in funding for Project Blue Mill, payments to Stendal’s capital reserves are no longer an equity cure measure under the Stendal Loan Facility and the Stendal Loan Facility now has a cross-default provision with the Blue Mill Facility.

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

Project Blue Mill Facility

In January 2012, our Stendal mill entered into a new €17.0 million amortizing term facility, referred to as the “Blue Mill Facility”, to finance Project Blue Mill. The Blue Mill Facility, 80% of which is guaranteed by the State of Saxony-Anhalt, bears interest at a rate of Euribor plus 3.5% per annum and is scheduled to mature in September 2017. The Blue Mill Facility’s annual debt service cover ratio and permitted ratio of total debt to EBITDA are identical to the Annual Debt Ratio and the Senior Debt/EBITDA Cover Ratio in the Stendal Loan Facility (including cure provisions). The Blue Mill Facility will be repaid in nine half-yearly installments, together with accrued interest commencing September 30, 2013 and will be non-recourse to Mercer Inc.

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

In the first quarter of 2010, we entered into an additional €3.5 million revolving credit facility for our Rosenthal mill which bears interest at the rate of Euribor plus 3.5%. As of December 31, 2011, the total amount of funds available under the working capital facilities associated with the Rosenthal mill was €26.3 million and we owed €2.7 million under the Investment Loan Agreement.

Celgar Working Capital Facility

In November 2009, Celgar amended and restated its C$40.0 million revolving working capital credit facility, referred to as the “Celgar Working Capital Facility”. The Celgar Working Capital Facility matures in May 2013 and is available by way of: (i) Canadian and U.S. denominated advances which bear interest at a designated prime rate plus 2.0% for Canadian advances and at a designated base rate plus 2.0% per annum for U.S. advances; (ii) banker’s acceptance equivalent loans which bear interest at the applicable Canadian dollar bankers’ acceptance rate plus 3.75% per annum; and/or (iii) LIBOR advances which bear interest at the applicable LIBOR plus 3.75% per annum. The Celgar Working Capital Facility also incorporates a C$3.0 million letter of credit sub line. Celgar is also required to pay a 0.5% per annum standby fee monthly in arrears on any unutilized portion of the revolving facility. Availability of drawdowns under the facility is subject to a borrowing base limit that is based upon the Celgar mill’s eligible accounts receivable and inventory levels from time to time. The Celgar Working Capital Facility is secured by, among other things, a first fixed charge on the current assets of Celgar.

As at December 31, 2011, C$38.3 million of funds were available under the Celgar Working Capital Facility.

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

There are a number of important factors, many of which are beyond our control that could cause actual conditions, events or results to differ significantly from those described in the forward-looking statements. These factors include, but are not limited to, the following:

•	the highly cyclical nature of our business;

•	our level of indebtedness could negatively impact our financial condition and results of operations;

•	a weak global economy could adversely affect our business and financial results and have a material adverse effect on our liquidity and capital resources;

•	cyclical fluctuations in the price and supply of our raw materials could adversely affect our business;

•	we operate in highly competitive markets;

•	we are exposed to currency exchange rate and interest rate fluctuations;

•	increases in our capital expenditures or maintenance costs could have a material adverse effect on our cash flow and our ability to satisfy our debt obligations;

•	we use derivatives to manage certain risks which has caused significant fluctuations in our operating results;

•	we are subject to extensive environmental regulation and we could have environmental liabilities at our facilities;

•	our business is subject to risks associated with climate change and social government responses thereto;

•	Project Blue Mill might not generate the results we expect;

•	we are subject to risks related to our employees;

•	we rely on German federal and state government grants and guarantees;

•	risks relating to our participation in the EU ETS, and the application of Germany’s Renewable Energy Act;

•	we are dependent on key personnel;

•	we may experience material disruptions to our production;

•	we may incur losses as a result of unforeseen or catastrophic events, including the emergence of a pandemic, terrorist attacks or natural disasters;

•	our insurance coverage may not be adequate; and

•	we rely on third parties for transportation services.

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

Demand for pulp has historically been determined primarily by the level of economic growth and has been closely tied to overall business activity. From 2006 to mid-2008, pulp prices steadily improved. However, the global economic crisis in the latter half of 2008 resulted in a sharp decline of pulp prices from a high of €900 per ADMT to €635 per ADMT at the end of 2008. Pulp prices began to increase in the second half of 2009 and continued to increase to record levels through June of 2010, before declining slightly in the fourth quarter of 2010. Pulp prices again rebounded to record levels in the first half of 2011 but declined sharply in the latter part of the year, primarily due to economic uncertainty in Europe and credit tightening in China. We cannot predict the impact of sustained economic weakness on the demand and prices for our products.

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

As of December 31, 2011, we had approximately €734.1 million of indebtedness outstanding, of which €477.5 million relates to the Stendal Loan Facility. We may also incur additional indebtedness in the future. Our high debt levels may have important consequences for us, including, but not limited to the following:

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

The indenture governing our Senior Notes and our bank credit facilities contain restrictive covenants which impose operating and other restrictions on us and our subsidiaries. These restrictions will affect, and in many respects will limit or prohibit, our ability to, among other things, incur or guarantee additional indebtedness or enter into sale/leaseback transactions, pay dividends or make distributions on capital stock or redeem or repurchase capital stock, make investments or acquisitions, create liens and enter into mergers, consolidations or transactions with affiliates. The terms of our indebtedness also restrict our ability to sell certain assets, apply the proceeds of such sales and reinvest in our business.

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

Global financial markets experienced extreme and unprecedented disruption in the second half of 2008, including, among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others. Although financial markets have stabilized and the modest global economic recovery which emerged in the second half of 2009 largely continued through 2011, the overall state of the global economy remains generally weak and we remain subject to a number of risks associated with these adverse economic conditions. Price appreciation in 2010 and the first half of 2011 has been due in significant part to demand from China and other Asian countries, and any reduction in demand in these locations could exacerbate the impact of economic weakness elsewhere.

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

We do not own any timberlands or have any long-term governmental timber concessions and we currently have few long-term fiber contracts at our German operations. Raw materials are available from a number of suppliers and we have not historically experienced material supply interruptions or substantial sustained price increases, however our requirements have increased and may continue to increase as we increase capacity through capital projects or other efficiency measures at our mills. As a result, we may not be able to purchase sufficient quantities of these raw materials to meet our production requirements at prices acceptable to us during times of tight supply. In addition, the quantity, quality and price of fiber we receive could be affected as a result of industrial disputes, material curtailments or shut-down of operations by suppliers, government orders and legislation (including new taxes or tariffs), weather conditions, acts of god and other events beyond our control. An insufficient supply of fiber or reduction in the quality of fiber we receive would materially adversely affect our business, financial condition, results of operations and cash flow. In addition to the supply of wood fiber, we are dependent on the supply of certain chemicals and other inputs used in our production facilities. Any disruption in the supply of these chemicals or other inputs could affect our ability to meet customer demand in a timely manner and could harm our reputation. Any material increase in the cost of these chemicals or other inputs could have a material adverse effect on our business, results of operations, financial condition and cash flows.

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

We record unrealized gains or losses on our derivative instruments when they are marked to market at the end of each reporting period and realized gains or losses on them when they are settled. These unrealized and realized gains and losses can materially impact our operating results for any reporting period. For example, our operating results for 2011 included an unrealized net loss of €1.4 million on our interest rate derivative, while our operating results for 2010 included an unrealized net gain of €1.9 million. For 2009, our operating results included an unrealized net loss of €5.8 million on our interest rate derivative.

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

Project Blue Mill may not generate the results or benefits we expect.

Project Blue Mill is subject to customary risks and uncertainties inherent for large capital projects which could result in the project not completing on schedule or as budgeted. The Stendal mill could experience operating difficulties or delays during the start-up period when the new 40 MW turbine is being ramped up. Project Blue Mill may not increase the Stendal mill’s pulp production and energy generating capacity to the levels we had planned. Cost overruns, equipment breakdowns or failures to perform to design specifications could have a material adverse effect on our Stendal mill’s results of operations and financial performance.

We are subject to risks related to our employees.

The majority of our employees are unionized and we have collective agreements in place with our employees at all of our mills. In September 2008, we negotiated a four-year collective agreement, effective May 1, 2008, with the hourly workers at our Celgar mill and, in December 2010, we entered into our current collective agreement with our Rosenthal employees. In July 2011, we entered into a collective agreement with our pulp workers at the Stendal mill. Although we have not experienced any work stoppages in the past, there can be no assurance that we will be able to negotiate acceptable collective agreements or other satisfactory arrangements with our employees upon the expiration of our collective agreements. This could result in a strike or work stoppage by the affected workers. The registration or renewal of the collective agreements or the outcome of our wage negotiations could result in higher wages or benefits paid to union members. Accordingly, we could experience a significant disruption of our operations or higher on-going labor costs, which could have a material adverse effect on our business, financial condition, results of operations and cash flow.

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

The Rosenthal mill is situated on a 220 acre site near the town of Blankenstein in the state of Thüringia, approximately 300 kilometers south of Berlin. The Saale river flows through the site of the mill. In late 1999, we completed a major capital project which converted the Rosenthal mill to the production of kraft pulp. It is a single line mill with a current annual production capacity of approximately 345,000 ADMTs of kraft pulp. The mill is self-sufficient in steam and electrical power. Some excess electrical power which is constantly generated is sold to the regional power grid. The facilities at the mill include:

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

The Celgar mill is situated on a 400 acre site near the city of Castlegar, British Columbia. The mill is located on the south bank of the Columbia River, approximately 600 kilometers east of the port city of Vancouver, British Columbia, and approximately 32 kilometers north of the Canada-U.S. border. The city of Seattle, Washington is approximately 650 kilometers southwest of Castlegar. It is a single line mill with a current annual production capacity of approximately 520,000 ADMTs of kraft pulp. Internal power generating capacity resulting from the completion of the Celgar Energy Project in 2010 enables the Celgar mill to be self-sufficient in electrical power and to sell surplus electricity. The facilities at the Celgar mill include:

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

At the end of 2011, substantially all of the assets relating to the Stendal mill were pledged to secure the Stendal Loan Facility. The working capital loan facilities established for the Rosenthal and Celgar mills are secured by first charges against the inventories and receivables at the respective mills.

The following table sets out our pulp production capacity and actual production sales volumes and revenues by mill for the periods indicated:

	Annual Production Capacity(1)	Years Ended December 31,
		2011	2010	2009
		(ADMTs)
Pulp Production by Mill:
Rosenthal	345,000	344,389	324,194	310,244
Celgar	520,000	488,007	502,107	466,855
Stendal	645,000	621,281	599,985	620,342

Total pulp production	1,510,000	1,453,677	1,426,286	1,397,441

(1)	Capacity is the rated capacity of the plants for the year ended December 31, 2011.

ITEM 3.	LEGAL PROCEEDINGS

In October 2005, our wholly-owned subsidiary, Zellstoff Celgar Limited, received a re-assessment for real property transfer tax payable in British Columbia, Canada, in the amount of approximately €3.0 million (C$4.5 million) in connection with the acquisition of the Celgar mill. We are currently contesting the re-assessment and we currently expect the Supreme Court of British Columbia to hold a hearing on this matter sometime in 2012. The reassessment has been fully paid and the amount, if any, that may be reimbursed to us in connection with this matter remains uncertain.

In September 2009, the Celgar mill received a summons for charges under the Canadian Fisheries Act and the British Columbia Environmental Management Act in connection with a November 2008 spill of diluted weak black liquor and diluted weak black liquor foam into the nearby Columbia River. The charges relate primarily to exceedances of allowable limits under the Celgar mill’s effluent discharge permit and spill pond maintenance requirements. We currently anticipate the Provincial Court of British Columbia to rule on this matter some time in 2012. Although we cannot assess with any certainty the potential liability for damages, if any, that may result from these charges, we do not currently expect them to have a material adverse effect on our business or operations. Nevertheless, there can be no assurance that we will not be required to pay the maximum amount of fines that may be levied pursuant to the application of statutory provisions.

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

In January 2012, the Company served a Notice of Intent to Submit a Claim to Arbitration on the Government of Canada for breaches by it of its obligations under the North American Free Trade Agreement (“NAFTA”). The Company’s NAFTA claim relates to its investments in the Celgar mill and arises from the treatment of the Celgar mill’s energy generation assets and operations by the Province of British Columbia, primarily through the actions of B.C. Hydro, a provincially owned and controlled enterprise, and the British Columbia Utilities Commission, a provincial government regulatory agency. The Company’s claim is against the Government of Canada, rather than the Province of British Columbia as, under NAFTA, the Canadian federal government is responsible for the actions of its provinces. Our NAFTA claim alleges that our Celgar mill has received unfair and discriminatory treatment regarding the mill’s ability to purchase and sell energy compared to other pulp mills and entities that generate and sell electricity within the Province of British Columbia. Under our NAFTA claim, we will be seeking approximately C$250 million in damages consisting of past losses of approximately C$19.0 million per year accruing since 2008 and the net present value of projected losses arising from the ongoing application of current provincial policies. Our NAFTA claim is being instituted under Chapter 11 of NAFTA, is expected to be filed in 2012 and will be heard by a tribunal to be appointed in accordance with Article 1123 of NAFTA.

We are also subject to routine litigation incidental to our business. We do not believe that the outcome of such litigation will have a material adverse effect on our business or financial condition.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) Market Information. Our shares are quoted for trading on the NASDAQ Global Market under the symbol “MERC” and listed in U.S. dollars on the Toronto Stock Exchange under the symbol “MRI.U”. The following table sets forth the high and low sale prices of our shares on the NASDAQ Global Market for each quarter in the two year period ended December 31, 2011:

Fiscal Quarter Ended	High	Low
2011
March 31	$14.05	$7.66
June 30	14.88	10.08
September 30	11.25	6.80
December 31	7.46	5.34
2010
March 31	$5.87	$2.68
June 30	6.08	3.98
September 30	5.58	3.97
December 31	7.95	4.93

(b) Shareholder Information. As at February 17, 2012, there were approximately 328 holders of record of our shares and a total of 55,779,204 shares were outstanding.

(c) Dividend Information. The declaration and payment of dividends is at the discretion of our board of directors. Our board of directors has not declared or paid any dividends on our shares in the past two years and does not anticipate declaring or paying dividends in the foreseeable future.

(d) Equity Compensation Plans. The following table sets forth information as at December 31, 2011 regarding our equity compensation plans approved by our shareholders. 1,947,586 of our shares may be issued pursuant to options, stock appreciation rights, restricted stock, restricted stock rights, performance shares and performance units under our 2010 Stock Incentive Plan, which replaced our 2004 Stock Incentive Plan. Our Amended and Restated 1992 Non-Qualified Stock Option Plan expired in 2008.

	Number of Shares to be Issued Upon Exercise of Outstanding Options		Weighted-average Exercise Price of Outstanding Options	Number of Shares Available for Future Issuance Under Plan
2010 Stock Incentive Plan	—		$—	1,947,586	(1)
2004 Stock Incentive Plan	30,000	(2)	$7.30	—	(3)
Amended and Restated 1992 Non-Qualified Stock Option Plan	145,000	(4)	$6.35	—	(5)

(1)	In February 2011, the Company awarded under the 2010 Stock Incentive Plan, 812,575 performance share units which may vest and become issuable into a maximum of 812,575 shares of our common stock only upon the attainment of designated performance objectives over a three year performance period that commenced on January 1, 2011 and will end on December 31, 2013. 50% of these performance share units are scheduled to vest on January 1, 2014, 25% are scheduled to vest on January 1, 2015 and the remaining 25% are scheduled to vest on January 1, 2016. The Company also issued 238,000 shares of restricted stock under the 2010 Stock Incentive Plan, of which 38,000 vest in 2012 and the remaining 200,000 vest in equal amounts over a five-year period between 2012 and 2016.

(2)	The terms of the 2004 Stock Incentive Plan will govern all prior awards granted under such plan until such awards have been cancelled or forfeited or exercised in accordance with the terms thereof.
(3)	In March 2011, 418,323 performance units and 116,460 restricted performance shares previously granted in February 2008 under the Performance Incentive Supplement vested and were converted into a total of 474,728 shares of our common stock. No shares of common stock remain issuable under the Performance Incentive Supplement.
(4)	Our 1992 Amended and Restated Stock Option Plan expired in 2008 but an aggregate of 145,000 unexercised options that were previously granted under this plan remained outstanding as of December 31, 2011.
(5)	The plan has expired.

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

We do not have any equity compensation plans that have not been approved by shareholders.

(e) Issuer Purchases of Equity Securities.

	(a)	(b)	(c)	(d)
Period	Total Number of shares (or units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
August 1, 2011 to August 31, 2011	869,990	$8.37	869,990	$17,717,346
September 1, 2011 to September 30, 2011	393,411	$8.49	1,263,401	$14,377,254
October 1, 2011 to October 31, 2011	—	—	1,263,401	$14,377,254
November 1, 2011 to November 30, 2011	—	—	1,263,401	$14,377,254
December 1, 2011 to December 31, 2011	—	—	1,263,401	$14,377,254

(f) Performance Graph. The following graph shows a five-year comparison of cumulative total shareholder return, calculated on an assumed dividend reinvested basis, for our common stock, the NASDAQ Stock Market Index (the “NASDAQ Index”) and Standard Industrial Classification, or “SIC”, Code Index (SIC Code 2611 - pulp mills) (the “Industry Index”). The graph assumes $100 was invested in each of our common stock, the NASDAQ Index and the Industry Index on December 31, 2006. Data points on the graph are annual.

	2006	2007	2008	2009	2010	2011
Mercer International Inc.	100.00	66.13	16.21	26.18	65.45	51.52
SIC Code Index	100.00	87.18	25.36	68.02	147.21	236.17
NASDAQ Stock Market Index	100.00	110.65	66.42	96.54	114.06	113.16

ITEM 6.	SELECTED FINANCIAL DATA

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

	Years Ended December 31,
	2011	2010	2009	2008	2007(1)
	(Euro in thousands, other than per share and per ADMT amounts)
Statement of Operations Data
Revenues
Pulp	€831,396	€856,311	€577,298	€689,320	€704,391
Energy	€57,972	€44,225	€42,501	€30,971	€22,904

	€889,368	€900,536	€619,799	€720,291	€727,295
Costs and expenses	€778,249	€732,793	€632,598	€706,962	€657,709
Operating income (loss)	€111,119	€167,743	€(12,799)	€13,329	€69,586
Gain (loss) on derivative instruments	€(1,418)	€1,899	€(5,760)	€(25,228)	€20,357
Interest expense	€58,995	€67,621	€64,770	€65,756	€71,400
Investment income (loss)	€1,501	€468	€(1,804)	€(1,174)	€4,453
Income (loss) from continuing operations after income taxes(2)	€54,006	€94,748	€(72,125)	€(85,540)	€23,640
Net income (loss) per share attributable to common shareholders from continuing operations
Basic	€1.00	€2.24	€(1.71)	€(2.00)	€0.62
Diluted	€0.89	€1.56	€(1.71)	€(2.00)	€0.58
Weighted average shares outstanding (in thousands)
Basic	50,117	38,591	36,297	36,285	36,081
Diluted	56,986	56,963	36,297	36,285	45,303
Balance Sheet Data
Current assets	€373,226	€356,880	€200,934	€258,901	€290,259
Current liabilities	€126,067	€125,197	€101,784	€104,527	€121,516
Working capital	€247,159	€231,683	€99,150	€154,374	€168,743
Total assets	€1,217,250	€1,216,075	€1,083,831	€1,151,600	€1,272,393
Long-term liabilities	€807,641	€877,315	€896,074	€914,970	€895,262
Total equity	€283,542	€213,563	€85,973	€132,103	€255,615
Other Data
Pulp sales volume (ADMTs)	1,427,924	1,428,638	1,445,461	1,423,300	1,352,590
Pulp production (ADMTs)	1,453,677	1,426,286	1,397,441	1,424,987	1,404,673
Average pulp price realized (per ADMT)(3)	€574	€591	€393	€478	€516

(1)	The presentation for 2007 has been modified to conform to the presentation requirements as prescribed in the Consolidations Topic ASC 810.
(2)	We do not report the effect of government grants relating to our assets in our income. These grants reduce the cost basis of the assets purchased. See “Item 1—Business—Capital Expenditures”.
(3)	Our average realized pulp price reflects customer discounts and price movements between the order and shipment date.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of our operations for the three years ended December 31, 2011 is based upon and should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this annual report. This annual report contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those indicated in forward-looking statements. See “Cautionary Note Regarding Forward-Looking Statements”.

Results of Operations

General

We operate in the pulp business and our operations are located in Germany and Western Canada. Our mills have a current combined annual production capacity of approximately 1,510,000 ADMTs of NBSK pulp.

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

Global economic conditions, changes in production capacity and inventory levels are the primary factors affecting kraft pulp prices. Historically, kraft pulp prices have been cyclical in nature. The average European list prices for NBSK pulp between 2000 and 2011 ranged from a low of $447 per ADMT in 2002 to $1,030 per ADMT in 2011. In the latter part of 2008, as a result of the global economic crisis and difficult market conditions, the NBSK market was characterized by poor demand and rapidly declining prices. At the end of 2008, NBSK list prices in Europe had declined to $635 per ADMT. As world economies began to stabilize, NBSK list prices rebounded in the latter part of 2009 to finish at $800 per ADMT in Europe at year end. Such price improvement was partially offset by the weakening of the U.S. dollar versus the Euro and the Canadian dollar during the period. In 2010, several increases lifted prices to record levels in the middle of the year. Although pulp list prices continued to increase through the first half of 2011, economic uncertainty in Europe and credit tightening in China resulted in a decline in pulp prices in the fourth quarter of 2011. As at December 31, 2011, list prices were $825, $890 and $670 per ADMT in Europe, North America and China, respectively. Although we believe that a modest price recovery might occur in early 2012, as pulp prices are highly cyclical, there can be no assurance that prices will not decline in the future.

Our sales realizations are list prices reduced by customer discounts and other items. Our reported average sale price realizations are affected by NBSK price movements between the order and shipment dates.

During the last three years, energy production and sales of surplus energy have become a key source of revenues for us. In 2011, 2010 and 2009, our mills generated 652,113 MWh, 520,005 MWh and 478,674 MWh, respectively, of surplus energy, primarily from a renewable carbon-neutral source. At the end of September 2010, we completed the Celgar Energy Project. Increasing our generation and sales of surplus renewable energy will continue to be a key focus for us in the near term and, to this end, our Project Blue Mill will, in addition to increasing pulp production and efficiencies through debottlenecking, also increase energy production by 109,000 ADMTs. We are currently exploring various other initiatives to enhance our generation and sales revenues. Such initiatives, if implemented, will require additional capital spending.

Our production costs are influenced by the availability and cost of raw materials, energy and labor, and our plant efficiencies and productivity. Our main raw material is fiber in the form of wood chips and pulp logs.

Wood chip and pulp log costs are primarily affected by the supply of, and demand for, lumber and pulp, which are both highly cyclical. Overall weak lumber markets in 2011 have resulted in reduced sawmilling activity and log harvesting in both Germany and British Columbia. This has reduced the supply of both wood residuals such as chips and pulp logs. This cyclical supply reduction has put upward pressure on fiber prices. Additionally, higher energy prices and a focus on “green” or renewable energy, while benefiting our surplus power sales, has also led to an overall increase in demand for wood residuals from other renewable energy producers such as pellet producers. We currently expect demand from renewable energy producers will likely continue to increase over the long term, thereby putting upward pressure on prices for wood residuals such as wood chips in Germany and its neighboring countries. Similarly, renewable energy initiatives in British Columbia are increasing and could also lead to higher demand for wood residuals there over time. Higher fiber costs could affect producer profit margins if they are unable to pass along price increases to pulp customers or purchasers of surplus energy. Our Celgar mill historically relied primarily upon sawmill chips for the substantial majority of its fiber supply. With the severe economic decline in 2008 and the corresponding adverse effect it had on the U.S. housing and lumber industries, many sawmills shut down or dramatically curtailed their production. This resulted in a significantly reduced supply of sawmill chips and materially higher fiber prices for the Celgar mill. As a result, we implemented a substantial enhancement to the whole log chipping facility at our Celgar mill. During 2009, we started up this new facility and, over the course of the year, substantially enhanced its capability so that it is now capable of supplying approximately 50% of the Celgar mill’s total fiber needs. The ability to conduct such whole log chipping has permitted the Celgar mill to materially reduce its dependence on third party field chippers and residual sawmill chips and to better manage its fiber costs. For a more detailed discussion of our fiber needs and resources, see “Business—Operating Costs—Fiber”.

Production costs also depend on the total volume of production. High operating rates and production efficiencies permit us to lower our average cost by spreading fixed costs over more units. Higher operating rates also permit us to increase our generation and sales of surplus renewable energy. Our production levels are also dependent on, among other things, the number of days of scheduled and unscheduled downtime at our mills. Unexpected production downtime, which has not materially affected us during any of the periods described in this discussion, can be particularly disruptive in our industry. Our currently scheduled production downtime for our mills in 2012, compared to prior years, is as follows:

	2012(1)	2011	2010		2009
Rosenthal
Scheduled production downtime (Days)	21	9	9	(2)	24
Celgar
Scheduled production downtime (Days)	11	11	12		10
Stendal
Scheduled production downtime (Days)	10	15	10		9

(1)	Projected for 2012.
(2)	In addition to the nine-day scheduled production downtime taken by the Rosenthal mill, we also idled our electricity generation for an additional 51 days for turbine maintenance.

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

From time to time, we also enter into interest rate, foreign currency and energy derivative contracts to partially protect against the effect of such changes. Gains or losses on such derivatives are included in our earnings, either as they are settled or as they are marked to market for each reporting period. See “—Quantitative and Qualitative Disclosures about Market Risk”.

Stendal, as required under the Stendal Loan Facility, entered into variable-to-fixed rate interest swaps, referred to as the “Stendal Interest Rate Swap Contract”, in August 2002 to fix the interest rate on approximately €612.6 million of indebtedness for the full term of the Stendal Loan Facility. In 2011, we recorded a net unrealized non-cash loss of €1.4 million before noncontrolling interest on the mark-to-market valuation on the Stendal Interest Rate Swap Contract due to a small decrease in long-term European interest rates. In 2010 and 2009, before noncontrolling interest on the Stendal Interest Rate Swap Contract we recorded a non-cash gain of €1.9 million and a non-cash loss of €5.8 million, respectively. Changes in long-term interest rates could result in our recording of further unrealized non-cash gains or losses on the Stendal Interest Rate Swap Contract in future periods when they are marked to market.

Significant Actions

In 2011, we took the following significant actions:

•	Redeemed or converted all of our outstanding 2012 Convertible Notes;

•	Purchased and cancelled approximately $13.6 million in aggregate principal amount of our Senior Notes and approximately 1.3 million shares ($10.6 million) of our common stock;

•	Improved the fiber line and oxygen delignification process at the Celgar mill;

•	Continued to focus on cost reductions and working capital management; and

•	Continued to improve operations, which allowed us to achieve record annual pulp production and energy generation.

Current Market Environment

After reaching record levels in the middle of 2011, pulp prices declined in the second half of the year, primarily as a result of economic uncertainty in Europe and credit tightening in China. Although pulp markets continue to face some difficult changes, we believe that the market is currently at the bottom of the pulp price cycle and we expect that a modest price recovery will occur in the near- to mid-term.

Selected Financial Snapshot

Selected production, sales and exchange rate data for the periods indicated:

	Years Ended December 31,
	2011	2010	2009
Consolidated
Pulp Production (‘000 ADMTs)	1,453.7	1,426.3	1,397.4
Scheduled Production Downtime (‘000 ADMTs)	52.4	43.5	52.1
Pulp Sales (‘000 ADMTs)	1,427.9	1,428.6	1,445.5
Pulp Revenues (in millions)	€831.4	€856.3	€577.3
NBSK pulp list prices in Europe ($/ADMT)	$956	$938	$667
NBSK pulp list prices in Europe (€/ADMT)	€687	€707	€478
Average pulp sales realizations (€/ADMT)(1)	€574	€591	€393
Energy Production (‘000 MWh)	1,640.4	1,444.1	1,445.3
Energy Sales (‘000 MWh)	652.1	520.0	478.7
Energy Revenue (in millions)	€58.0	€44.2	€42.5
Average energy sales realizations (€/MWh)	€89	€85	€89
Restricted Group
Pulp Production (‘000 ADMTs)	832.4	826.3	777.1
Scheduled Production Downtime (‘000 ADMTs)	24.5	25.3	36.9
Pulp Sales (‘000 ADMTs)	823.2	826.3	795.1
Pulp Revenues (in millions)	€474.0	€490.0	€318.4
NBSK pulp list prices in Europe ($/ADMT)	$956	$938	$667
NBSK pulp list prices in Europe (€/ADMT)	€687	€707	€478
Average pulp sales realizations (€/ADMT)(1)	€575	€592	€400
Energy Production (‘000 MWh)	893.7	718.6	732.9
Energy Sales (‘000 MWh)	301.4	194.2	178.4
Energy Revenue (in millions)	€25.5	€15.1	€15.2
Average energy sales realizations (€/MWh)	€85	€78	€85
Average Spot Currency Exchange Rates
€ / $(2)	0.7186	0.7541	0.7176
C$ / $(2)	0.9887	1.0298	1.1412
C$ / €(3)	1.3761	1.3671	1.5851

(1)	Our average realized pulp price for the period indicated reflect customer discounts and price movements between the order and shipment date.
(2)	Average Federal Reserve Bank of New York noon spot rate over the reporting period.
(3)	Average Bank of Canada noon spot rate over the reporting period.

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

In the year ended December 31, 2011, pulp revenues decreased by approximately 3% to €831.4 million from a record €856.3 million in 2010, primarily due to a weaker U.S. dollar relative to the Euro. Pulp prices were higher in the first half of 2011 before declining in the second half because of economic uncertainty in Europe and credit tightening in China. In 2011, revenues from the sale of excess energy increased by approximately 31% to €58.0 million from €44.2 million in 2010 due to record energy sales at all of our mills.

List prices for NBSK pulp in Europe averaged approximately $956 (€687) per ADMT in 2011, compared to $938 (€707) per ADMT in 2010. At the end of 2011, list prices decreased to $825 (€636) per ADMT in Europe and $890 (€686) and $670 (€516) per ADMT in North America and China, respectively. Average pulp sales realizations decreased by approximately 3% to €574 per ADMT in 2011 from €591 per ADMT in 2010, primarily due to a weaker U.S. dollar relative to the Euro. At the end of 2011, reported global inventories for softwood kraft were approximately 36 days’ supply, while at the end of 2010 inventories for softwood kraft were approximately 25 days’ supply.

Pulp sales volume marginally decreased to 1,427,924 ADMTs in 2011 from 1,428,638 ADMTs in 2010.

Pulp production increased to a record level of 1,453,677 ADMTs in 2011 from 1,426,286 ADMTs in 2010, primarily as a result of record annual pulp production at our German mills. In 2011 and 2010, we took a total of 35 and 31 days scheduled maintenance downtime, respectively, at our mills and expect to take approximately 42 days in 2012.

Costs and expenses increased to €778.2 million in the year ended December 31, 2011 from €732.8 million in 2010, primarily due to higher fiber costs.

On average, in 2011, our per unit fiber costs increased by approximately 7% compared to 2010, primarily as a result of higher fiber costs at our Celgar mill caused by increased competition for fiber in the second half of 2011. Fiber prices at our German mills also increased slightly, primarily as a result of low harvesting activity in Germany and competition from board producers in the first half of 2011. We currently expect fiber costs to decline slightly at all of our mills in the short- to mid-term.

Selling, general and administrative expenses increased to €38.8 million in 2011 from €33.3 million in 2010, primarily as a result of a higher non-cash stock compensation expense resulting from a higher share price and increased foreign exchange losses.

Operating depreciation and amortization decreased marginally to €55.8 million in 2011 from €55.9 million in 2010.

For the year ended December 31, 2011, operating income decreased to €111.1 million from €167.7 million in 2010, primarily due to higher fiber costs and a weaker U.S. dollar relative to the Euro, partially offset by higher energy revenues.

Interest expense in 2011 decreased to €59.0 million from €67.6 million in 2010, primarily due to the conversion of our convertible notes in 2011, and reduced levels of debt associated with our Stendal mill.

Transportation costs marginally increased to €67.8 million in 2011 from €66.4 million in 2010.

In 2011, we recorded an unrealized loss of €1.4 million on the Stendal Interest Rate Swap Contract, compared to an unrealized gain of €1.9 million in 2010, which was primarily the result of a small decrease in long-term European interest rates.

A portion of our long-term debt is denominated and repayable in foreign currencies, principally U.S. dollars. In 2011, we recorded a foreign exchange gain on our debt of €1.2 million in 2011, compared to a loss of €6.1 million in 2010.

During 2011, we recorded losses on the extinguishment of debt of €0.1 million, primarily in connection with the purchase and extinguishment of some of our outstanding Senior Notes. In 2010, we recorded losses of €7.5 million, primarily in connection with the purchase of our 2013 Senior Notes.

In 2011, the noncontrolling shareholder’s proportionate interest in the Stendal mill’s income was €3.9 million, compared to €8.5 million in 2010.

In 2011, deferred tax recoveries were €2.4 million, compared to €9.8 million in 2010, primarily due to the timing of recognizing deferred tax assets based on forecasted income.

In 2011, we reported net income attributable to common shareholders of €50.1 million, or €1.00 per basic and €0.89 per diluted share. This included a non-cash loss of €1.4 million on our Stendal Interest Rate Swap Contract. In 2010, we reported net income attributable to common shareholders of €86.3 million, or €2.24 per basic and €1.56 per diluted share. This included aggregate non-cash unrealized losses of €0.5 million, comprised of a non-cash gain of €1.9 million on our Stendal Interest Rate Swap Contract, a non-cash foreign exchange loss of €6.1 million on our long-term debt, a non-cash loss of €2.6 million on the extinguishment of our 2013 Senior Notes and a net non-cash income tax benefit of €6.3 million.

In 2011, “Operating EBITDA” decreased to €167.1 million from €224.0 million in 2010. Operating EBITDA is defined as operating income (loss) plus depreciation and amortization and non-recurring capital asset impairment charges. Management uses Operating EBITDA as a benchmark measurement of its own operating results, and as a benchmark relative to its competitors. Management considers it to be a meaningful supplement to operating income as a performance measure primarily because depreciation expense and non-recurring capital asset impairment charges are not an actual cash cost, and depreciation expense varies widely from company to company in a manner that management considers largely independent of the underlying cost efficiency of their operating facilities. In addition, we believe Operating EBITDA is commonly used by securities analysts, investors and other interested parties to evaluate our financial performance.

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

Operating EBITDA has significant limitations as an analytical tool, and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are that Operating EBITDA does not reflect: (i) our cash expenditures, or future requirements, for capital expenditures or contractual commitments; (ii) changes in, or cash requirements for, working capital needs; (iii) the significant interest expense, or the cash requirements necessary to service interest or principal payments, on our outstanding debt; (iv) noncontrolling interest on our Stendal NBSK pulp mill operations; (v) the impact of realized or marked to market changes in our derivative positions, which can be substantial; and (vi) Operating EBITDA does not reflect the impact of impairment charges against our investments or assets. Because of these limitations, Operating EBITDA should only be considered as a supplemental performance measure and should not be considered as a measure of liquidity or cash available to us to invest in the growth of our business. See the Statement of Cash Flows set out in our consolidated financial statements included herein. Because all companies do not calculate Operating EBITDA in the same manner, Operating EBITDA as calculated by us may differ from Operating EBITDA or EBITDA as calculated by other companies. We compensate for these limitations by using Operating EBITDA as a supplemental measure of our performance and by relying primarily on our GAAP financial statements.

The following table provides a reconciliation of net income (loss) attributable to common shareholders to operating income and Operating EBITDA for the periods indicated:

	Years Ended December 31,
	2011	2010
	(in thousands)
Net income attributable to common shareholders	€50,075	€86,279
Net income attributable to noncontrolling interest	3,931	8,469
Income tax benefits	(695)	(5,879)
Interest expense	58,995	67,621
Investment income	(1,501)	(468)
Foreign exchange (gain) loss on debt	(1,175)	6,126
Loss on extinguishment of debt	71	7,494
Loss (gain) on derivative financial instruments	1,418	(1,899)

Operating income	111,119	167,743
Add: Depreciation and amortization	56,005	56,231

Operating EBITDA	€167,124	€223,974

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

Pulp prices increased in 2010, primarily as a result of stronger pulp markets. List prices for NBSK pulp in Europe averaged $938 (€707) per ADMT in 2010, compared to $667 (€478) per ADMT in 2009. At the end of 2010, list prices increased to $950 (€709) per ADMT in Europe and $960 (€717) and $840 (€627) per ADMT in North America and China, respectively. Average pulp sales realizations increased by approximately 50% to €591 per ADMT in 2010 from €393 per ADMT in 2009, primarily due to significantly higher pulp prices. At the end of 2010, reported global inventories for softwood kraft were approximately 25 days’ supply, while at the end of 2009 inventories for softwood kraft reached historically low levels of approximately 19 days, primarily due to exceptionally high demand combined with producer shutdowns.

Pulp sales volume decreased slightly to 1,428,638 ADMTs in 2010 from 1,445,461 ADMTs in 2009.

Pulp production increased to a record level of 1,426,286 ADMTs in 2010 from 1,397,441 ADMTs in 2009, primarily as a result of overall strong operating performance at all of our mills. In 2010 and 2009, we took a total of 31 and 43 days scheduled maintenance downtime, respectively, at our mills.

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

Selling, general and administrative expenses increased to €33.3 million in 2010 from €26.9 million in 2009, primarily as a result of increased commission costs.

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

In 2010, we recorded an unrealized gain of €1.9 million on the Stendal Interest Rate Swap Contract, compared to an unrealized loss of €5.8 million in 2009, which was primarily the result of a small increase in European interest rates.

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

During 2010, current income taxes increased to €3.9 million from €0.1 million in 2009, primarily due to improved operating results at our German mills and certain tax deduction limitations with regards to the ability to deduct interest expense and loss carry forwards. Deferred tax recoveries increased in 2010 to €9.8 million from €6.0 million in 2009, primarily due to improved results and forecasted taxable income.

In 2010, we reported net income attributable to common shareholders of €86.3 million, or €2.24 per basic and €1.56 per diluted share. This included aggregate net non-cash unrealized losses of €0.5 million, comprised of a non-cash gain of €1.9 million on our Stendal Interest Rate Swap Contract, a non-cash foreign exchange loss of €6.1 million on our long-term debt, a non-cash loss of €2.6 million on the extinguishment of our 2013 Senior Notes and a net non-cash income tax benefit of €6.3 million. In 2009, we reported net loss attributable to common shareholders of €62.2 million, or €1.71 per basic and diluted share. This included aggregate net non-cash unrealized gains of €7.5 million, comprised of a non-cash loss of €5.8 million on our Stendal Interest Rate Swap Contract, a non-cash foreign exchange gain of €2.7 million on our long-term debt, a non-cash gain of €4.4 million on the extinguishment of our convertible notes and a net non-cash income tax benefit of €6.2 million.

In 2010, “Operating EBITDA” increased fivefold to €224.0 million from €41.4 million in 2009. Operating EBITDA is defined as operating income (loss) plus depreciation and amortization and non-recurring capital asset impairment charges. Operating EBITDA has significant limitations as an analytical tool, and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. See the discussion of our results for the year ended December 31, 2011 compared to the year ended December 31, 2010 for additional information relating to such limitations and Operating EBITDA.

The following table provides a reconciliation of net income (loss) attributable to common shareholders to operating income (loss) and Operating EBITDA for the periods indicated:

	Years Ended December 31,
	2010	2009
	(in thousands)
Net income (loss) attributable to common shareholders	€86,279	€(62,189)
Net income (loss) attributable to noncontrolling interest	8,469	(9,936)
Income tax benefits	(5,879)	(5,869)
Interest expense	67,621	64,770
Investment (income) loss	(468)	1,804
Foreign exchange (gain) loss on debt	6,126	(2,692)
Loss (gain) on extinguishment of debt	7,494	(4,447)
Loss (gain) on derivative financial instruments	(1,899)	5,760

Operating income (loss)	167,743	(12,799)
Add: Depreciation and amortization	56,231	54,170

Operating EBITDA	€223,974	€41,371

Sensitivities

Our earnings are sensitive to, among other things, fluctuations in:

NBSK Pulp Price. NBSK pulp is a global commodity that is priced in U.S. dollars, whose markets are highly competitive and cyclical in nature. As a result, our earnings are sensitive to NBSK pulp price changes. Based upon our 2011 sales volume (and assuming all other factors remained constant), each $10.00 per tonne change in NBSK pulp prices yields a change in Operating EBITDA of approximately €10.3 million.

Foreign Exchange. As NBSK pulp is principally quoted in U.S. dollars, the amount of revenues we generate fluctuates with changes in the value of the U.S. dollar to the Euro. Based upon our 2011 revenues, each €0.01 change in the value of the U.S. dollar yields a change in annual gross sales revenue of approximately €11.6 million.

Liquidity and Capital Resources

The following table is a summary of selected financial information for the periods indicated:

	Years Ended December 31,
	2011	2010
	(in thousands)
Financial Position
Cash and cash equivalents	€105,072	€99,022
Marketable securities(1)	12,372	275
Working capital	247,159	231,683
Property, plant and equipment	820,974	846,767
Total assets	1,217,250	1,216,075
Long-term liabilities	807,641	877,315
Total equity	283,542	213,563

(1)	Principally comprised of German federal government bonds with a maturity of less than one year.

Sources and Uses of Funds

Our principal sources of funds are cash flows from operations, cash on hand and the revolving working capital loan facilities for our Celgar and Rosenthal mills. Our principal uses of funds consist of operating expenditures, payments of principal and interest on the Stendal Loan Facility, capital expenditures and interest payments on our outstanding Senior Notes.

As at December 31, 2011, our cash and cash equivalents and holdings of short-term German federal government bonds were €117.3 million, compared to €99.0 million at the end of 2010.

In 2009, to increase its liquidity and financial flexibility, Stendal entered into the Amendment for its Stendal Loan Facility. The Amendment revised the repayment schedule of principal payments due by deferring approximately €164.0 million of principal payments until maturity on September 30, 2017. The Deferred Amount includes approximately €20.0 million, €26.0 million and €21.0 million of scheduled principal payments in 2009, 2010 and 2011, respectively. In accordance with the revised repayment schedule, we made principal payments totaling €23.2 million during 2011 and €13.9 million during 2010. The Amendment also provided for a cash sweep of any excess cash of Stendal which will be used first to prepay the Deferred Amount and second to fund the DSRA. Not included in the cash sweep is €15.0 million which Stendal is permitted to retain for working capital purposes. For a description of the Stendal Loan Facility see “Item 1—Business—Description of Certain Indebtedness”.

The Stendal Loan Facility is provided by a syndicate of eleven financial institutions and both our Celgar Working Capital Facility and our Rosenthal Loan Facility are each provided by one financial institution. To date we have not experienced any reductions in credit availability with respect to these credit facilities. However, if any of these financial institutions were to default on their commitment to fund, we could be adversely affected. For a description of the Celgar Working Capital Facility and the Rosenthal Loan Facility, see “Item 1—Business —Description of Certain Indebtedness”.

In 2011, capital expenditures totaled approximately €37.8 million, primarily for various small projects at all of our mills.

Debt

As at December 31, 2011, the amount outstanding under Stendal Loan Facility was €477.5 million. We also had approximately €2.7 million outstanding under our Rosenthal investment loan. As at December 31, 2011, we had no amount drawn on the Celgar Working Capital Facility or the Rosenthal Loan Facility.

Additionally, we have $286.4 million (€220.8 million) in principal amount of our Senior Notes outstanding which mature in December 2017 and for which we pay interest at the rate of 9.5% on June 1 and December 1 of each year. The indenture governing the Senior Notes does not contain any financial maintenance covenants and there are no scheduled principal payments until maturity.

For a description of the Senior Notes, see “Item 1—Business—Description of Certain Indebtedness”.

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

As at December 31, 2011, we were in full compliance with all of the covenants of our indebtedness.

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

Operating activities in 2011 provided cash of €111.1 million, compared to providing cash of €91.3 million in 2010. An increase in receivables, excluding non-cash items, used cash of €1.6 million in 2011, compared to an increase in receivables using cash of €40.0 million in 2010. An increase in inventories used cash of €17.7 million in 2011, compared to an increase in inventories using cash of €24.5 million in 2010. An increase in accounts payable and accrued expenses provided cash of €14.3 million in 2011 and a decrease in accounts payable and accrued expenses used cash of €3.1 million in 2010.

Cash Flows from Investing Activities. Investing activities in 2011 used cash of €46.3 million, primarily due to capital spending of €37.8 million and the purchase of marketable securities of €12.2 million. Investing activities in 2010 used cash of €36.0 million, primarily due to capital spending of €38.3 million.

In 2011, capital expenditures, primarily related to various projects at our mills, used cash of €37.8 million. In the same period last year, capital expenditures primarily related to the Celgar Energy Project used cash of €25.6 million.

Excluding costs for projects being financed through government grants under the GTP, we expect our consolidated capital expenditures in 2012 to total approximately €40.8 million, primarily comprised of Project Blue Mill at our Stendal mill and an array of small projects at our other mills.

Cash Flows from Financing Activities. In 2011, financing activities used net cash of €60.1 million, primarily due to using cash of €15.2 million to redeem all of our remaining 2013 Senior Notes, €23.2 million to repay principal under the Stendal Loan Facility, €14.7 million to repay the balance of our Celgar Working Capital Facility, €7.5 million to purchase shares of our common stock and €9.7 million to purchase and extinguish some of our Senior Notes. In 2011, we received €14.2 million in government grants. In 2010, financing activities used net cash of €6.1 million, primarily due to cash used to repurchase our 2013 Senior Notes and €13.9 million in cash used to pay down the Stendal Loan Facility, offset by the receipt of €16.7 million in government grants for the Celgar Energy Project and the proceeds received from the sale of the Senior Notes.

Capital Resources

As at December 31, 2011, we had no material commitments to acquire assets or operating businesses. In January 2012, we committed to implementing Project Blue Mill at a cost of €40.0 million, which will primarily be funded through €12.0 million of non-refundable German government grants and the €17.0 million Blue Mill Facility. The balance of Project Blue Mill will be funded through operating cash flow of the Stendal mill and up to an aggregate €6.5 million in pro rata shareholder loans from Mercer and Stendal’s noncontrolling shareholder.

In February 2012, we entered into a support agreement (the “Support Agreement”) with Fibrek Inc. (“Fibrek”) whereby we agreed to make a take-over offer to acquire all of Fibrek’s outstanding common shares. Pursuant to the terms of the Support Agreement, the cash portion of the aforesaid offer would be C$70.0 million, which we intend to finance through new credit facilities established with Québec based capital providers. Separately, we have agreed to acquire approximately 32.3 million special warrants of Fibrek at a cost of approximately C$32.3 million which we intend to fund from cash on hand and/or our existing credit facilities.

At this time, there can be no assurances that we will be able to successfully complete the offer for the Fibrek shares or acquire the warrants of Fibrek, either as currently provided for or on amended terms, obtain the required consents and approvals related to the said acquisition, or otherwise complete such transaction.

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

Off-Balance-Sheet Activities

At December 31, 2011 and 2010, we had no off-balance-sheet arrangements.

Contractual Obligations and Commitments

The following table sets out our contractual obligations and commitments as at December 31, 2011.

	Payments Due By Period
Contractual Obligations(8)	2012	2013-2014	2015-2016	Beyond 2016	Total
	(in thousands)
Long-term debt(1)	€1,088	€1,631	€—	€253,877	€256,596
Debt, Stendal(2)	24,583	80,000	88,000	284,907	477,490
Interest on debt(3)	51,827	97,843	87,088	56,735	293,493
Capital lease obligations(4)	2,719	2,254	1,483	3,362	9,818
Operating lease obligations(5)	3,167	4,416	2,641	2,900	13,124
Purchase obligations(6)	1,012	745	—	—	1,757
Other long-term liabilities(7)	2,088	1,377	1,643	5,278	10,386

Total	€86,484	€188,266	€180,855	€607,059	€1,062,664

(1)	This reflects the future principal payments due under our long-term debt obligations, but excludes the Stendal Loan Facility. See “Item 1—Business—Description of Certain Indebtedness”, footnote 2 below and Note 8 to our annual financial statements included herein for a description of such indebtedness.
(2)	This reflects principal only in connection with the Stendal Loan Facility. See “Item 1—Business—Description of Certain Indebtedness” and Note 8 to our annual financial statements included herein for a description of such indebtedness. This does not include amounts associated with derivatives entered into in connection with the Stendal Loan Facility. See “Item 7A—Quantitative and Qualitative Disclosure about Market Risk” for information about our derivatives.
(3)	Amounts presented for interest payments include guarantee fees, and assume that all debt outstanding as of December 31, 2011 will remain outstanding until maturity, and interest rates on variable rate debt in effect as of December 31, 2011 will remain in effect until maturity.
(4)	Capital lease obligations relate to transportation vehicles and production equipment. These amounts reflect principal and interest.
(5)	Operating lease obligations relate to transportation vehicles and other production and office equipment.
(6)	Purchase obligations relate primarily to take-or-pay contracts, including for purchases of raw materials, made in the ordinary course of business.
(7)	Other long-term liabilities relate primarily to future payments that will be made for post-employment benefits other than pensions. Those amounts are estimated using actuarial assumptions, including expected future service, to project the future obligations. Additionally, the balance also includes pension funding which is calculated on an annual basis. Consequently, the 2012 amount includes €1.5 million related to pension funding.
(8)	We have identified approximately €0.2 million of potential tax liabilities that are more likely than not to be paid and approximately €4.2 million of asset retirement obligations. However, due to the uncertain timing related to these potential liabilities, we are unable to allocate the payments in the contractual obligations table.

Foreign Currency

Our reporting currency is the Euro as the majority of our business transactions are denominated in Euros. However, we hold certain assets and liabilities in U.S. dollars and Canadian dollars. Accordingly, our consolidated financial results are subject to foreign currency exchange rate fluctuations.

We translate foreign denominated assets and liabilities into Euros at the rate of exchange on the balance sheet date. Equity accounts are translated using historical exchange rates. Unrealized gains or losses from these translations are recorded in our Consolidated Statement of Comprehensive Income (Loss) and do not affect our net earnings.

In the year ended December 31, 2011, we reported a net €2.3 million foreign currency translation loss and, as a result, the cumulative foreign exchange translation gain reported within accumulated other comprehensive income (loss) decreased to €36.6 million at December 31, 2011. In the year ended December 31, 2010, we reported a net €11.3 million foreign currency translation gain.

Based upon the exchange rate at December 31, 2011, the U.S. dollar has increased by approximately 3% in value against the Euro since December 31, 2010. See “Item 7A- Quantitative and Qualitative Disclosures about Market Risk”.

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

Restricted Group Results—Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Pulp revenues for the Restricted Group for the year ended December 31, 2011 slightly decreased by approximately 3% to €474.0 million from €490.0 million in the comparative period of 2010, primarily due to a weaker U.S. dollar. In 2011, revenues from the sale of excess energy increased by 68% to a record €25.5 million from €15.1 million in 2010, primarily due to record annual energy sales at both our Rosenthal and Celgar mills.

Pulp prices were higher in 2011 than in 2010. Average list prices for NBSK pulp in Europe were $956 (€687) per ADMT in 2011, compared to $938 (€707) per ADMT in 2010. In China, average list prices were $834 (€599) per ADMT in 2011 and $821 (€618) per ADMT in 2010. In 2011, average pulp sales realizations for the Restricted Group decreased by approximately 3% to €575 per ADMT from €592 per ADMT in the previous year.

Pulp sales volume of the Restricted Group marginally decreased to 823,183 ADMTs in 2011 from 826,340 ADMTs in 2010.

Pulp production for the Restricted Group increased to 832,396 ADMTs in 2011 from 826,301 ADMTs in 2010, primarily as a result of record annual production at our Rosenthal mill. In 2011, our Celgar and Rosenthal mills had an aggregate of 20 days (approximately 24,500 ADMTs) of scheduled maintenance downtime, compared to 21 days (approximately 25,300 ADMTs) of scheduled maintenance downtime in 2010.

Costs and expenses for the Restricted Group in 2011 increased to €436.5 million from €411.5 million in 2010, primarily due to higher fiber costs.

Overall, per unit fiber costs of the Restricted Group increased by approximately 9% in 2011 compared to 2010, primarily due to higher fiber costs at our Celgar mill caused by increased competition for fiber.

In 2011, operating depreciation and amortization for the Restricted Group decreased marginally to €29.8 million from €30.0 million in the same period last year.

Selling, general and administrative expenses increased to €24.1 million from €20.2 million in 2010, primarily as a result of a higher non-cash stock compensation expense resulting from a higher share price and increased foreign exchange losses.

In 2011, the Restricted Group reported operating income of €62.9 million, compared to operating income of €93.7 million in 2010, primarily due to higher fiber costs in 2011 and a weaker U.S. dollar.

Transportation costs for the Restricted Group marginally increased to €50.8 million in 2011 from €50.5 million in 2010.

Interest expense for the Restricted Group decreased to €24.9 million in 2011 from €31.5 million in 2010, primarily due to the conversion of our convertible notes in 2011.

Most of the long-term debt of the Restricted Group is denominated and repayable in foreign currencies, principally in U.S. dollars. In 2011, the Restricted Group recorded a gain on foreign currency denominated debt of €1.2 million, compared to a loss of €6.1 million in 2010.

During 2011, the Restricted Group recorded a loss of approximately €0.1 million on the purchase and subsequent extinguishment of some of our Senior Notes. In 2010, the Restricted Group recorded a loss of approximately €7.5 million on the extinguishment of the 2013 Senior Notes.

During 2011, the Restricted Group recorded €4.6 million of net income tax expense, compared to net income tax recoveries of €8.7 million in 2010, primarily due to the timing of recognizing deferred tax assets based on forecasted income. The tax recoveries in 2010 reflected our expectation that certain of our tax assets will be utilized to reduce taxable income in the future.

For the reasons discussed above, the Restricted Group reported net income for 2011 of €39.8 million, compared to net income of €62.3 million in 2010 and Operating EBITDA of €93.0 million, compared to Operating EBITDA of €124.0 million in the comparative period of 2010. Operating EBITDA is defined as operating income (loss) plus depreciation and amortization and non-recurring capital asset impairment charges. Operating EBITDA has significant limitations as an analytical tool, and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. See the discussion of our results for the year ended December 31, 2011 compared to the year ended December 31, 2010 for additional information relating to such limitations and Operating EBITDA.

The following table provides a reconciliation of net income attributable to common shareholders to operating income and Operating EBITDA for the Restricted Group for the periods indicated:

	Years Ended December 31,
	2011	2010
	(in thousands)
Restricted Group(1)
Net income	€39,809	€62,327
Income tax (benefits)	4,614	(8,651)
Interest expense	24,886	31,498
Investment income	(5,262)	(5,103)
Foreign exchange (gain) loss on debt	(1,175)	6,126
Loss on extinguishment of debt	71	7,494

Operating income	62,943	93,691
Add: Depreciation and amortization	30,086	30,270

Operating EBITDA	€93,029	€123,961

(1)	See Note 19 of the financial statements included in this annual report on Form 10-K for a reconciliation to our consolidated results.

Restricted Group Results—Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

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

Pulp prices were significantly higher in 2010 than in 2009 due to continued strengthening in global pulp markets. Average list prices for NBSK pulp in Europe were $938 (€707) per ADMT in 2010 compared to $667 (€478) per ADMT in 2009. In China, average list prices were $821 (€618) per ADMT in 2010 and $576 (€414) per ADMT in 2009. In 2010, average pulp sales realizations for the Restricted Group increased by approximately 48% to €592 per ADMT from €400 per ADMT in the previous year.

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

For the reasons discussed above, the Restricted Group reported net income for 2010 of €62.3 million compared to a net loss of €35.9 million in 2009 and Operating EBITDA of €124.0 million compared to Operating EBITDA of €6.8 million in the comparative period of 2009. Operating EBITDA is defined as operating income (loss) plus depreciation and amortization and non-recurring capital asset impairment charges. Operating EBITDA has significant limitations as an analytical tool, and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. See the discussion of our results for the year ended December 31, 2011 compared to the year ended December 31, 2010 for additional information relating to such limitations and Operating EBITDA.

The following table provides a reconciliation of net income (loss) attributable to common shareholders to operating income (loss) and Operating EBITDA for the Restricted Group for the periods indicated:

	Years Ended December 31,
	2010	2009
	(in thousands)
Restricted Group(1)
Net income (loss)	€62,327	€(35,927)
Income tax benefits	(8,651)	(183)
Interest expense	31,498	27,351
Investment income	(5,103)	(5,002)
Foreign exchange (gain) loss on debt	6,126	(2,692)
Loss (gain) on extinguishment of debt	7,494	(4,447)

Operating income (loss)	93,691	(20,900)
Add: Depreciation and amortization	30,270	27,704

Operating EBITDA	€123,961	€6,804

(1)	See Note 19 of the financial statements included in this annual report on Form 10-K for a reconciliation to our consolidated results.

Cash Flow Analysis for the Restricted Group

Cash Flows from Operating Activities. Cash provided by operating activities for the Restricted Group increased to €66.7 million in 2011 from €54.6 million in 2010. A decrease in receivables provided cash of €3.3 million in 2011, compared to an increase in receivables using cash of €25.9 million in 2010. An increase in inventories used cash of €10.2 million in 2011, compared to an increase in inventories using cash of €2.9 million in 2010. An increase in accounts payable and accrued expenses provided cash of €5.9 million in 2010, compared to a decrease in accounts payable and accrued expenses using cash of €10.3 million in 2010.

Cash Flows from Investing Activities. Investing activities used cash of €38.5 million and €33.3 million in 2011 and 2010, respectively. In 2011, capital expenditures used cash of €29.5 million primarily related to various projects at our Rosenthal and Celgar mills. Capital expenditures in 2010 used cash of €34.7 million.

Cash Flows from Financing Activities. Financing activities used net cash of €35.4 million in 2011, primarily due to using cash of €15.2 million to redeem our 2013 Senior Notes, €14.7 million to repay the balance of our Celgar Working Capital Facility, €7.5 million to purchase shares of our common stock and €9.7 million to purchase and extinguish some of our Senior Notes. In 2011, we received €14.1 million in government grants. Financing activities provided net cash of €10.1 million in 2010.

Liquidity and Capital Resources of the Restricted Group

The following table is a summary of selected financial information for the Restricted Group for the periods indicated:

	Years Ended December 31,
	2011	2010
	(in thousands)
Restricted Group Financial Position(1)
Cash and cash equivalents	€44,829	€50,654
Marketable securities(2)	12,372	275
Working capital	149,973	150,667
Property, plant and equipment	353,925	362,274
Total assets	658,844	662,944
Long-term liabilities	262,770	312,631
Total equity	344,415	289,141

(1)	See Note 19 of the financial statements included in this annual report on Form 10-K for a reconciliation to our consolidated results.
(2)	Principally comprised of German federal government bonds with a maturity of less than one year.

At December 31, 2011, the Restricted Group had cash and cash equivalents and holdings of short-term German federal government bonds of €57.0 million, compared to €50.7 million at the end of 2010. At December 31, 2011, the Restricted Group had working capital of €150.0 million.

As at December 31, 2011, we had not drawn any amount under the Rosenthal Loan Facility and the C$40.0 million Celgar Working Capital Facility.

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

In November 2011, as a result of our deleveraging strategy and increased renewable energy production at our Celgar mill, Moody’s upgraded its outlook from “stable” to “positive” while keeping the rating for our Senior Notes at B2. Further, despite pulp price decreases in the second half of 2011, Moody’s expects that pulp prices will remain high enough over the near term to enable us to continue to generate strong cash flows and further reduce our debt.

During the second quarter of 2011, we were subject to improved rating actions by S&P. In July 2011, S&P raised its ratings on the Senior Notes from B to B+ and improved its recovery rating from “4” to “3”. The improved ratings reflect our balance sheet deleveraging in the first half of 2011 and S&P’s belief that demand for NBSK pulp should remain robust and that our liquidity position should continue to improve.

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

In 2011, we reported a net unrealized non-cash holding loss of €1.4 million before noncontrolling interest in respect of the Stendal Interest Rate Swap Contract.

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

As a result of improving market conditions, we concluded that there were no impairment indicators. Accordingly, we did not undertake a long-lived asset impairment review in 2011.

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

If we believe that it is more likely than not that some of these deferred tax assets will not be realized, based on currently available information, an income tax valuation allowance is recorded against these deferred tax assets. Additionally, based on guidance noted in FASB Accounting Standards Codification Topic 740, Income Taxes, tax assets are not permitted to be recognized where the entity does not have a strong history of profitability. As at December 31, 2011, we had €19.0 million in deferred tax assets and €2.6 million in deferred tax liabilities, resulting in a net deferred tax asset of €16.5 million. Our tax assets are net of a €81.9 million valuation allowance. For the year ended December 31, 2011, our review concluded that it was appropriate to decrease the valuation allowance against loss carryforwards by approximately €7.1 million, after considering expected future earnings and reversals of temporary differences.

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

As at December  31, 2011, we did not record an inventory provision against any of our finished goods and raw materials inventories.

New Accounting Standards

See Note 1 to our consolidated financial statements included in Item 15 of this annual report on Form 10-K.

Cautionary Statement Regarding Forward-Looking Information

The statements in this annual report on Form 10-K that are not reported financial results or other historical information are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. These statements appear in a number of different places in this report and can be identified by words such as “estimates”, “projects”, “expects”, “intends”, “believes”, “plans”, or their negatives or other comparable words. Also look for discussions of strategy that involve risks and uncertainties. Forward-looking statements include statements regarding the outlook for our future operations, forecasts of future costs and expenditures, the evaluation of market conditions, the outcome of legal proceedings, the adequacy of reserves, or other business plans. You are cautioned that any such forward-looking statements are not guarantees and may involve risks and uncertainties. Our actual results may differ materially from those in the forward-looking statements due to risks facing us or due to actual facts differing from the assumptions underlying our estimates. Some of these risks and assumptions include those set forth in reports and other documents we have filed with or furnished to the SEC, including in our annual report on Form 10-K for the fiscal year ended December 31, 2011. We advise you that these cautionary remarks expressly qualify in their entirety all forward-looking statements attributable to us or persons acting on our behalf. Unless required by law, we do not assume any obligation to update forward-looking statements based on unanticipated events or changed expectations. However, you should carefully review the reports and other documents we file from time to time with the SEC. Factors that could cause actual results to differ materially include, but are not limited to those set forth under “Item 1A—Risk Factors” in this annual report on Form 10-K.

Inflation

We do not believe that inflation has had a material impact on revenues or income during 2011.

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

We occasionally use foreign exchange derivatives to convert some of our costs (including currency swaps relating to our long-term indebtedness) from Euros to U.S. dollars as our principal product is priced in U.S. dollars. We have also converted some of our costs to U.S. dollars by issuing long-term U.S. dollar denominated debt in the form of our Senior Notes. We use interest rate derivatives to fix the rate of interest on indebtedness, including under the Stendal Loan Facility.

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

The Rosenthal Loan Facility also allows us to enter into derivative instruments to manage risks relating to its operations but, as at December 31, 2011, we had not entered into any such derivative instruments.

We record unrealized gains and losses on our outstanding derivatives when they are marked to market at the end of each reporting period and realized gains or losses on them when they are settled. We determine market valuations based primarily upon valuations provided by our counterparties.

In August 2002, Stendal entered into the Stendal Interest Rate Swap Contract in connection with its long-term indebtedness relating to the Stendal mill to fix the interest rate under the Stendal Loan Facility at the then low level, relative to its historical trend and projected variable interest rate. These contracts were entered into under a specific credit line under the Stendal Loan Facility and are subject to prescribed controls, including certain maximum amounts for notional and at-risk amounts. Under the Stendal Interest Rate Swap Contract, Stendal pays a fixed rate and receives a floating rate with the interest payments being calculated on a notional amount. The interest rates payable under the Stendal Loan Facility were swapped into fixed rates based on the Eur-Euribor rate for the repayment periods of the tranches under the Stendal Loan Facility. Stendal effectively converted the Stendal Loan Facility from a variable interest rate loan into a fixed interest rate loan, thereby reducing interest rate uncertainty.

We are exposed to very modest credit related risks in the event of non-performance by counterparties to derivative contracts. However, we do not expect that the counterparties, which are major financial institutions and large utilities, will fail to meet their obligations.

The following table and the notes thereto sets forth the maturity date, the notional amount, the recognized gain or loss and the strike and swap rates for derivatives that were in effect during 2010 and 2011:

		December 31, 2011		December 31, 2010
Derivative Instrument	Maturity Date	Notional Amount	Recognized Gain (Loss)	Notional Amount	Recognized Gain (Loss)
		(in millions)	(in thousands)	(in millions)	(in thousands)
Interest Rate Derivatives
Stendal interest rate swap(1)	October 2017	€404.4	€(1,418)	€447.8	€1,899

(1)

In connection with the Stendal Loan Facility, in the third quarter of 2002 Stendal entered into the Stendal Interest Rate Swap Contract, which are variable-to-fixed interest rate swaps, for the term of the Stendal

Loan Facility, with respect to an aggregate maximum amount of approximately €612.6 million of the principal amount of the long-term indebtedness under the Stendal Loan Facility. The remaining contract commenced in April 2005 for a notional amount of €612.6 million, with an interest rate of 5.28%, and the notional amount gradually decreases and the contract terminates upon the maturity of the Stendal Loan Facility in October 2017.

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

The following tables provide information about our exposure to interest rate fluctuations for the carrying amount of financial instruments sensitive to such fluctuations as at December 31, 2011 and expected cash flows from these instruments:

	As at December 31, 2011
	Carrying Value	Fair Value	Expected maturity date
			2012	2013	2014	2015	2016	Thereafter
	(in thousands)
Liabilities
Long-term debt:
Fixed rate ($)(1)	€220,753	€225,720	€—	€—	€—	€—	€—	€220,753
Average interest rate	9.5%	9.5%						9.5%
Variable rate (€)(2)	€477,490	€477,490	€24,583	€40,000	€40,000	€44,000	€44,000	€284,907
Average interest rate	6.3%	6.3%	6.3%	6.3%	6.3%	6.3%	6.3%	6.3%
Variable rate (€)(3)	€2,719	€2,719	€1,088	€1,088	€543	€—	€—	€—
Average interest rate	4.57%	4.57%	4.57%	4.57%	4.57%

	Nominal Amount	Fair Value	Expected maturity date
			2012	2013	2014	2015	2016	Thereafter
	(in thousands)
Interest Rate Derivatives
Interest rate swap:
Variable to fixed (€)(4)	€404,448	€(52,391)	€46,873	€50,794	€54,959	€59,388	€64,100	€128,334
Average pay rate	5.3%	5.3%	5.3%	5.3%	5.3%	5.3%	5.3%	5.3%
Average receive rate	5.3%	5.3%	5.3%	5.3%	5.3%	5.3%	5.3%	5.3%

(1)	Senior Notes bearing interest at 9.50%, principal amount $286.4 million.
(2)	Stendal Loan Facility bears interest at varying rates of between Euribor plus 0.90% to Euribor plus 1.69%.
(3)	Rosenthal investment loan bears interest at Euribor plus 2.75%. As at December 31, 2011, €2.7 million was owed under this loan and was accruing interest at a rate of 4.57%.
(4)	Interest rate swap put in place on the Stendal Loan Facility, effectively converting it from a variable interest rate to a fixed interest rate loan.

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

The following table provides information about our exposure to foreign currency exchange rate fluctuations for the carrying amount of financial instruments sensitive to such fluctuations as at December 31, 2011 and expected cash flows from these instruments:

	As at December 31, 2011
	Carrying Value	Fair Value	Expected maturity date
			2012	2013	2014	2015	2016	Thereafter
	(in thousands)
On-Balance Sheet Financial Instruments
Euro functional currency Liabilities:
Fixed rate ($) (1)	€220,753	€225,720	€—	€—	€—	€—	€—	€220,753
Average interest rate	9.5%	9.5%

(1)	Senior Notes, bearing interest at 9.50%, principal amount $286.4 million.

Energy Price Risk

We are subject to some energy price risk, primarily for natural gas purchases. Our electricity price risks are mitigated by the ability of all of our mills to produce renewable energy.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and supplementary data required with respect to this Item 8, and as listed in Item 15 of this annual report on Form 10-K, are included in this annual report on Form 10-K commencing on page 79.

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

Management assessed the effectiveness of Mercer Inc.’s internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth in Internal Control—Integrated Framework, as issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment and those criteria, management believes that Mercer Inc. maintained effective internal control over financial reporting as of December 31, 2011.

Mercer Inc.’s independent registered chartered accountants have issued an audit report on Mercer Inc.’s internal control over financial reporting, which appears below.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We are governed by a board of directors, referred to as the “Board”, each member of which is elected annually. The following sets forth information relating to our directors and executive officers.

Jimmy S.H. Lee, age 54, has been a director since May 1985 and President and Chief Executive Officer since 1992. Previously, during the period that MFC Bancorp Ltd. was our affiliate, he served as a director from 1986 and President from 1988 to December 1996 when it was spun out. During Mr. Lee’s tenure with Mercer, we acquired the Rosenthal mill and converted it to the production of kraft pulp, constructed and commenced operations at the Stendal mill and acquired the Celgar mill.

William D. McCartney, age 56, has been a director since January 2003. Mr. McCartney has been President and Chief Executive Officer of Pemcorp Management Inc., a management services company, since 1990. Mr. McCartney is also a member of the Institute of Chartered Accountants in Canada.

Guy W. Adams, age 60, has been a director since August 2003. Mr. Adams is the managing member of GWA Advisors, LLC, GWA Investments, LLC and GWA Capital Partners, LLC, where he has served since 2002. GWA Investments is an investment fund investing in publicly traded securities managed by GWA Capital Partners, LLC, a registered investment advisor. Prior to 2002, Mr. Adams was the President of GWA Capital, which he founded in 1996 to invest his own capital in public and private equity transactions, and a business consultant to entities seeking refinancing or recapitalization.

Eric Lauritzen, age 73, has been a director since June 2004. Mr. Lauritzen was President and Chief Executive Officer of Harmac Pacific, Inc., a North American producer of softwood kraft pulp previously listed on the Toronto Stock Exchange and acquired by Pope & Talbot Inc. in 1998, from May 1994 to July 1998, when he retired. Mr. Lauritzen was Vice President, Pulp and Paper Marketing of MacMillan Bloedel Limited, a North American pulp and paper company previously listed on the Toronto Stock Exchange and acquired by Weyerhaeuser Company Limited in 1999, from July 1981 to April 1994.

Graeme A. Witts, age 73, has been a director since January 2003. Mr. Witts organized Sanne Trust Company Limited, a trust company located in the Channel Islands, in 1988 and was managing director from 1988 to 2000, when he retired. He is now managing director of Azure Property Group, SA, a European hotel group. Mr. Witts is also a fellow of the Institute of Chartered Accountants of England and Wales and has previous executive experience with the Procter & Gamble Company and Clarks Shoes, as well as government auditing.

Bernard Picchi, age 62, has been a director since June 2011. Mr. Picchi has been the Managing Director of Private Wealth Management for Palisade Capital Management, LLC since July 2009. Prior to 2009, Mr. Picchi has been an analyst and consultant for several mid-sized broker/dealers and investment advisory firms. In particular, from 1980 to 1999, Mr. Picchi was an All Star rated energy analyst at Solomon Brothers, Kidder Peabody and Lehman Brothers, where he also served as Director of U.S. Stock Research. Mr. Picchi has also been the sole manager of the 5-Star rated $1.5 billion Capital Appreciation Fund of Federated Investors, where he served as U.S. Director of Research from January 2000 to June 2002. Mr. Picchi is also a Chartered Financial Analyst.

James Shepherd, age 59, has been a director since June 2011. Mr. Shepherd was President and Chief Executive Officer of Canfor Corporation from 2004 to 2007 and Slocan Forest Products Ltd. from 1999 to 2004. Mr. Shepherd is also the former President of Crestbrook Forest Industries Ltd. and Finlay Forest Industries Limited and is the former Chairman of the Forest Products Association of Canada. Mr. Shepherd has been a director with Canfor Corporation, which is listed on the Toronto Stock Exchange, from 2004 to 2007 and has been a director of Canfor Pulp Income Fund from 2006 to 2007. Mr. Shepherd is also currently a director of Conifex Timber Inc., which is listed on the TSX Venture Exchange, and Buckman Laboratories International Inc.

David M. Gandossi, age 54, has been Secretary, Executive Vice-President and Chief Financial Officer since August 15, 2003. Mr. Gandossi was formerly the Chief Financial Officer and Executive Vice-President of Formation Forest Products (a closely held corporation) from June 2002 to August 2003. Mr. Gandossi previously served as Chief Financial Officer, Vice-President, Finance and Secretary of Pacifica Papers Inc., a North American specialty pulp and paper manufacturing company previously listed on the Toronto Stock Exchange, from December 1999 to August 2001 and Controller and Treasurer from June 1998 to December 1999. From June 1998 to August 31, 1998, he also served as Secretary to Pacifica Papers Inc. From March 1998 to June 1998, Mr. Gandossi served as Controller, Treasurer and Secretary of MB Paper Ltd. From April 1994 to March 1998, Mr. Gandossi held the position of Controller and Treasurer with Harmac Pacific Inc., a Canadian pulp manufacturing company previously listed on the Toronto Stock Exchange. Mr. Gandossi participated in the Pulp and Paper Advisory Committee of the British Columbia Competition Council and was a member of the British Columbia Working Roundtable on Forestry. From February 2007 to present, he has chaired the B.C. Pulp and Paper Task Force, a government industry and labor effort that is mandated to identify measures to improve the competitiveness of the British Columbia pulp and paper industry. Mr. Gandossi is a member of the Institute of Chartered Accountants in Canada.

Claes-Inge Isacson, age 66, has been our Chief Operating Officer since November 2006 and is based in our Berlin office. Mr. Isacson brings over 24 years of senior level pulp and paper management to our senior management team, with a focus on kraft pulp. Mr. Isacson held the positions of President Norske Skog Europe, and then Senior Vice President Production for Norske Skogindustrier ASA between 1989 and 2004. His most recent position was President, AF Process, a consulting and engineering company working worldwide. He holds a Masters of Science, Mechanical Engineering.

Richard Short, age 44, has been our Controller since December 2010, prior to which he was our Director, Corporate Finance, since joining Mercer in 2007. Prior to joining Mercer, Mr. Short was Controller, Financial Reporting from 2006 to 2007 and Director, Corporate Finance from 2004 to 2006 with Catalyst Paper Corp. Mr. Short is a member of the Institute of Chartered Accountants in Canada.

Leonhard Nossol, age 54, has been our Group Controller for Europe since August 2005. He has also been a managing director of Rosenthal since 1997 and the sole managing director of Rosenthal since September 2005. Mr. Nossol had a significant involvement in the conversion of the Rosenthal mill to the production of kraft pulp in 1999 and increases in the mill’s annual production capacity to 345,000 ADMTs, as well as the reduction in production costs at the mill.

David M. Cooper, age 58, has been Vice President of Sales and Marketing for Europe since June 2005. Mr. Cooper previously held a variety of senior positions around the world in Sappi Ltd., a large global forest products group, from 1982 to 2005, including the sales and marketing of various pulp and paper grades and the management of a manufacturing facility. He has more than 25 years of diversified experience in the international pulp and paper industry.

Eric X. Heine, age 48, has been Vice President of Sales and Marketing for North America and Asia since June 2005. Mr. Heine was previously Vice President Pulp and International Paper Sales and Marketing for Domtar Inc., a global pulp and paper corporation, from 1999 to 2005. He has over 18 years of experience in the pulp and paper industry, including developing strategic sales channels and market partners to build corporate brands.

Wolfram Ridder, age 50, was appointed Vice President of Business Development in August 2005, prior to which he was a managing director of Stendal. Mr. Ridder was the principal assistant to our Chief Executive Officer from November 1995 until September 2002.

Genevieve Stannus, age 41, has been our Treasurer since July 2005, prior to which she was a Senior Financial Analyst with Mercer from August 2003. Prior to joining Mercer, Ms. Stannus held Senior Treasury

Analyst positions with Catalyst Paper Corporation and Pacifica Papers Inc. She has over ten years’ experience in the forest products industry. Ms. Stannus is a member of the Certified General Accountants’ Association of Canada.

Niklaus Gruenenfelder, age 54, became the Managing Director of Stendal in January 2009. Previously, from 1989 until 2006, Mr. Gruenenfelder held a variety of positions in Switzerland, China, Germany and Pakistan with Swiss chemicals manufacturer Ciba Specialty Chemicals Holding Inc. (formerly Ciba-Geigy AG). In 2006, Huntsman Corporation, a global chemical and chemical products company, acquired the textile effects business from Ciba and Mr. Gruenenfelder was the Managing Director and Head of Technical Operations at Huntsman’s Langweid am Lech plant in Germany from 2006 until he joined Mercer. Mr. Gruenenfelder holds a Ph.D. in Technical Science and an MBA.

Brian Merwin, age 38, has been our Vice President of Strategic Initiatives since February 2009, prior to which he was our Director of Strategic and Business Initiatives since August 2007 and Business Analyst since May 2005. Mr. Merwin has an MBA from the Richard Ivey School of Business at the University of Western Ontario.

We also have experienced mill managers at all of our mills who have operated through multiple business cycles in the pulp industry.

The Board met eight times during 2011 and each current member of the Board attended 75% or more of the total number of such meetings and meetings of the committees of the Board on which they serve during their term. In addition, our independent directors regularly meet in separate executive sessions without any member of our management present. The Lead Director presides over these meetings. Although we do not have a formal policy with respect to attendance of directors at our annual meetings, all directors are encouraged and expected to attend such meetings if possible. All of our directors attended our 2011 annual meeting.

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

Audit Committee

The Audit Committee functions pursuant to a charter adopted by the directors. A copy of the current charter is incorporated by reference in the exhibits to this Form 10-K and is available on our website at www.mercerint.com under the “Governance” link. The function of the Audit Committee generally is to meet with and review the results of the audit of our financial statements performed by the independent public accountants and to recommend the selection of independent public accountants. The members of the Audit Committee are Mr. McCartney, Mr. Adams and Mr. Shepherd, each of whom is independent under applicable laws and regulations and the listing requirements of the NASDAQ Global Market. Mr. McCartney is a Chartered Accountant and a “financial expert” within the meaning of such term under the Sarbanes-Oxley Act of 2002. The Audit Committee met four times during 2011.

The Audit Committee has established procedures for: (i) the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or auditing matters; and (ii) the confidential and anonymous submission by our employees and others of concerns regarding questionable accounting or auditing matters. A person wishing to notify us of such a complaint or concern should send a written notice thereof, marked “Private & Confidential”, to the Chairman of the Audit Committee, Mercer International Inc., c/o Suite 1120, 700 West Pender Street, Vancouver, British Columbia, Canada V6C 1G8.

Compensation and Human Resource Committee

The Board has established a Compensation and Human Resource Committee. The Compensation and Human Resource Committee is responsible for reviewing and approving the strategy and design of our compensation, equity-based and benefits programs. The Compensation and Human Resource Committee functions pursuant to a charter adopted by the directors, a copy of which is available on our website at www.mercerint.com in the Corporate Governance Guidelines under the “Governance” link. The Compensation and Human Resource Committee is also responsible for approving all compensation actions relating to executive officers. The members of the Compensation and Human Resource Committee are Mr. Witts, Mr. Lauritzen and Mr. Picchi, each of whom is independent under applicable laws and regulations and the listing requirements of the NASDAQ Global Market. The Compensation and Human Resource Committee met ten times during 2011.

Governance and Nominating Committee

The Board has established a Governance and Nominating Committee comprised of Mr. Lauritzen, Mr. McCartney and Mr. Witts, each of whom is independent under applicable laws and regulations and the listing requirements of the NASDAQ Global Market. The Governance and Nominating Committee functions pursuant to a charter adopted by the directors, a copy of which is incorporated by reference in the exhibits to this Form 10-K and is available on our website at www.mercerint.com in the Corporate Governance Guidelines under the “Governance” link. The purpose of the committee is to: (i) manage the corporate governance system of the Board; (ii) assist the Board in fulfilling its duties to meet applicable legal and regulatory and self-regulatory business principles and codes of best practice; (iii) assist in the creation of a corporate culture and environment of integrity and accountability; (iv) in conjunction with the Lead Director, monitor the quality of the relationship between the Board and management; (v) review management succession plans; (vi) recommend to the Board nominees for appointment to the Board; (vii) lead the Board’s annual review of the Chief Executive Officer’s performance; and (viii) set the Board’s forward meeting agenda. The Governance and Nominating Committee met seven times in 2011.

Environmental, Health and Safety Committee

The Board established an Environmental, Health and Safety Committee in 2006, currently comprised of Mr. Shepherd, Mr. Lauritzen and Mr. Lee, to review on behalf of the Board the policies and processes implemented by management, and the resulting impact and assessments of all our environmental, health and safety related activities. The Environmental, Health and Safety Committee functions pursuant to a charter adopted by the directors, a copy of which is available on our website at www.mercerint.com in the Corporate Governance Guidelines under the “Governance” link. More specifically, the Environmental, Health and Safety Committee is to: (i) review and approve, and if necessary revise, our environmental, health and safety policies and environmental compliance programs; (ii) monitor our environmental, health and safety management systems including internal and external audit results and reporting; and (iii) provide direction to management on the frequency and focus of external independent environmental, health and safety audits. The Environmental, Health and Safety Committee met four times in 2011.

Lead Director/Deputy Chairman

The Board appointed Mr. Lauritzen as its interim Lead Director in January 2012 to replace Kenneth Shields who resigned from the Board in 2012. The role of the Lead Director is to provide leadership to the non-management directors on the Board and to ensure that the Board can operate independently of management and that directors have an independent leadership contact. The duties of the Lead Director include, among other things: (i) ensuring that the Board has adequate resources to support its decision-making process and ensuring that the Board is appropriately approving strategy and supervising management’s progress against that strategy; (ii) ensuring that the independent directors have adequate opportunity to meet to discuss issues without management being present; (iii) chairing meetings of directors in the absence of the Chairman and Chief

Executive Officer; (iv) ensuring that delegated committee functions are carried out and reported to the Board; and (v) communicating to management, as appropriate, the results of private discussions among outside directors and acting as a liaison between the Board and the Chief Executive Officer.

Code of Business Conduct and Ethics

The Board has adopted a Code of Business Conduct and Ethics that applies to our directors, employees and executive officers. The code is incorporated by reference in the exhibits to this Form 10-K and is available on our website at www.mercerint.com under the “Governance” link. A copy of the code may also be obtained without charge upon request to Investor Relations, Mercer International Inc., Suite 1120, 700 West Pender Street, Vancouver, British Columbia, Canada V6C 1G8 (Telephone: (604) 684-1099) or Investor Relations, Mercer International Inc., 14900 Interurban Avenue South, Suite 282, Seattle WA, U.S.A. 98168 (Telephone: (206) 674-4639).

Section 16(a) Beneficial Ownership Reporting Compliance

The information required under “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated by reference from the proxy statement relating to our annual meeting to be held in 2012, which will be filed with the SEC within 120 days of our most recently completed fiscal year.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated by reference from the proxy statement relating to our annual meeting to be held in 2012, which will be filed with the SEC within 120 days of our most recently completed fiscal year.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is incorporated by reference from the proxy statement relating to our annual meeting to be held in 2012, which will be filed with the SEC within 120 days of our most recently completed fiscal year.

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

The information called for by Items 404(a) and 407(a) of Regulation S-K required to be included under this Item 13 is incorporated by reference from the proxy statement relating to our annual meeting to be held in 2012, which will be filed with the SEC within 120 days of our most recently completed fiscal year.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 is incorporated by reference from the proxy statement relating to our annual meeting to be held in 2012, which will be filed with the SEC within 120 days of our most recently completed fiscal year.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) (1)	Financial Statements

(b)	List of Exhibits

2.1	Agreement and Plan of Merger among Mercer International Inc., Mercer International Regco Inc. and Mercer Delaware Inc. dated December 14, 2005. Incorporated by reference to the Proxy Statement/Prospectus filed on December 15, 2005.

2.2	Support Agreement dated February 9, 2012 among Mercer International Inc. and Fibrek Inc.

3.1	Articles of Incorporation of the Company, as amended. Incorporated by reference from Form 8-A dated March 1, 2006.

3.2	Bylaws of the Company. Incorporated by reference from Form 8-A dated March 1, 2006.

4.1	Indenture dated as of November 17, 2010 between Mercer International Inc. and Wells Fargo Bank, National Association. Incorporated by reference from Form 8-K dated November 19, 2010.

10.1	Project Financing Facility Agreement dated August 26, 2002 between Zellstoff Stendal GmbH and Bayerische Hypo-und Vereinsbank AG, as amended by Amendment, Restatement and Undertaking Agreement dated January 31, 2009 and the Amendment Agreement dated January 20, 2012.

10.2	Project Blue Mill Financing Facility Agreement dated January 20, 2012 between Zellstoff Stendal GmbH and Unicredit Bank AG and IKB Deutsche Industriebank AG.

10.3	Shareholders’ Undertaking Agreement dated August 26, 2002 among Mercer International Inc., Stendal Pulp Holdings GmbH, RWE Industrie-Lösungen GmbH, AIG Altmark Industrie AG and FAHR Beteiligungen AG and Zellstoff Stendal GmbH and Bayerische Hypo-und Vereinsbank AG. As amended by the Amendment Restatement and Undertaking Agreement dated January 20, 2012.

10.4	Shareholders’ Agreement dated August 26, 2002 among Zellstoff Stendal GmbH, Stendal Pulp Holdings GmbH, RWE Industrie-Lösungen GmbH and FAHR Beteiligungen AG. As amended by the Amendment Agreement dated January 20, 2012.

10.5*	Contract for the Engineering, Design, Procurement, Construction, Erection and Start-Up of a Kraft Pulp Mill between Zellstoff Stendal GmbH and RWE Industrie-Lösungen GmbH dated August 26, 2002. Certain non-public information has been omitted from the appendices to Exhibit 10.4 pursuant to a request for confidential treatment filed with the SEC. Such non-public information was filed with the SEC on a confidential basis. The SEC approved the request for confidential treatment in January 2004.

10.6*	Form of Trustee’s Indemnity Agreement between Mercer International Inc. and its Trustees.

10.7	Employment Agreement dated for reference August 7, 2003 between Mercer International Inc. and David Gandossi. Incorporated by reference from Form 8-K dated August 11, 2003.

10.8	Employment Agreement effective as of April 28, 2004 between Mercer International Inc. and Jimmy S.H. Lee. Incorporated by reference from Form 8-K dated April 28, 2004.

10.9	2004 Stock Incentive Plan. Incorporated by reference from Form S-8 dated June 15, 2004.

10.10	2010 Stock Incentive Plan. Incorporated by reference from Form S-8 dated June 11, 2010.

10.11	Employment Agreement dated October 2, 2006 between Stendal Pulp Holding GmbH and Wolfram Ridder. Incorporated by reference from Form 8-K dated October 2, 2006.

10.12*	Employment Agreement effective September 25, 2006 between Mercer International Inc. and Claes-Inge Isacson dated December 5, 2008.

10.13	Employment Agreement effective September 1, 2005 between Mercer International Inc. and Leonhard Nossol dated August 18, 2005. Incorporated by reference from Form 10-Q dated May 6, 2008.

10.14*	Electricity Purchase Agreement effective January 27, 2009 between Zellstoff Celgar Limited Partnership and British Columbia Hydro and Power Authority. Certain non-public information has been omitted from the appendices to Exhibit 10.13 pursuant to a request for confidential treatment filed with the SEC. Such non-public information was filed with the SEC on a confidential basis. The SEC approved the request for confidential treatment in March 2009.

10.15*	Revolving Credit Facility Agreement dated August 19, 2009 among D&Z Holding GmbH, Zellstoff-und Papierfabrik Rosenthal GmbH, D&Z Beteiligungs GmbH and ZPR Logistik GmbH and Bayerische Hypo-und Vereinsbank AG. Incorporated by reference from Form 8-K dated August 24, 2009.

10.16	Loan Agreement dated August 19, 2009 among Zellstoff-und Papierfabrik Rosenthal GmbH, as borrower, and Bayerische Hypo-und Vereinsbank Aktiengesellschaft, as lender. Incorporated by reference from Form 8-K dated August 24, 2009.

10.17	Amended and Restated Credit Agreement dated as of November 27, 2009 among Zellstoff Celgar Limited Partnership, as borrower, and the lenders from time to time parties thereto, as lenders, and CIT Business Credit Canada Inc., as agent. Incorporated by reference from Form 8-K dated November 30, 2009.

10.18	Special Warrant Agreement dated as of February 9, 2012 among Mercer International Inc. and Fibrek Inc.

14	Code of Business Conduct and Ethics. Incorporated by reference from the definitive proxy statement on Schedule 14A dated August 11, 2003.

99.1	Audit Committee Charter. Incorporated by reference from the definitive proxy statement on Schedule 14A dated April 28, 2005.

99.2	Governance and Nominating Committee Charter. Incorporated by reference from the definitive proxy statement on Schedule 14A dated April 28, 2004.

99.3	Exchange Agreement dated November 25, 2009 between Mercer International Inc. and IAT Reinsurance Co. Ltd. Incorporated by reference from Form 8-K filed November 27, 2009.

99.4	Exchange Agreement dated November 25, 2009 between Mercer International Inc. and Alden Global Distressed Opportunities Fund L.P. Incorporated by reference from Form 8-K filed November 27, 2009.

99.5	Exchange Agreement dated November 25, 2009 between Mercer International Inc. and Greenlight Capital Qualified LP, Greenlight Capital LP and Greenlight Capital Offshore Partners. Incorporated by reference from Form 8-K filed November 27, 2009.

21	List of Subsidiaries of Registrant.

23.1	Consent of Independent Registered Chartered Accountants—PricewaterhouseCoopers LLP.

31.1	Section 302 Certificate of Chief Executive Officer.

31.2	Section 302 Certificate of Chief Financial Officer.

32.1**	Section 906 Certificate of Chief Executive Officer.

32.2**	Section 906 Certificate of Chief Financial Officer.

*	Filed in Form 10-K for prior years.
**	In accordance with Release 33-8212 of the Commission, these Certifications: (i) are “furnished” to the Commission and are not “filed” for the purposes of liability under the Exchange Act; and (ii) are not to be subject to automatic incorporation by reference into any of our Company’s registration statements filed under the Securities Act for the purposes of liability thereunder or any offering memorandum, unless our Company specifically incorporates them by reference therein.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors

of Mercer International Inc.

We have audited the accompanying consolidated balance sheets of Mercer International Inc. (the “company”) as of December 31, 2011 and December 31, 2010 and the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2011. We also have audited Mercer International Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over financial reporting. Our responsibility is to express an opinion on these consolidated financial statements and the company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mercer International Inc. as of December 31, 2011 and December 31, 2010, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Mercer International Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the COSO.

/s/ PricewaterhouseCoopers LLP

Chartered Accountants

Vancouver, Canada

February 14, 2012

MERCER INTERNATIONAL INC.

CONSOLIDATED BALANCE SHEETS

(In thousands of Euros)

	December 31,
	2011	2010
ASSETS
Current assets
Cash and cash equivalents (Note 2)	€105,072	€99,022
Marketable securities (Note 3)	12,216	—
Receivables (Note 4)	120,487	121,709
Inventories (Note 5)	120,539	102,219
Prepaid expenses and other	8,162	11,360
Deferred income tax (Note 10)	6,750	22,570

Total current assets	373,226	356,880

Long-term assets
Property, plant and equipment (Note 6)	820,974	846,767
Deferred note issuance and other	10,763	11,082
Deferred income tax (Note 10)	12,287	—
Note receivable	—	1,346

	844,024	859,195

Total assets	€1,217,250	€1,216,075

LIABILITIES
Current liabilities
Accounts payable and other (Note 7)	€99,640	€84,873
Pension and other post-retirement benefit obligations (Note 9)	756	728
Debt (Note 8)	25,671	39,596

Total current liabilities	126,067	125,197

Long-term liabilities
Debt (Note 8)	708,415	782,328
Unrealized interest rate derivative losses (Note 15)	52,391	50,973
Pension and other post-retirement benefit obligations (Note 9)	31,197	24,236
Capital leases and other (Note 16)	13,053	12,010
Deferred income tax (Note 10)	2,585	7,768

	807,641	877,315

Total liabilities	€933,708	€1,002,512

EQUITY
Shareholders’ equity
Share capital (Note 11)	247,642	219,211
Paid-in capital	(4,857)	(3,899)
Retained earnings (deficit)	37,985	(10,956)
Accumulated other comprehensive income	21,346	31,712

Total shareholders’ equity	302,116	236,068

Noncontrolling deficit	(18,574)	(22,505)

Total equity	283,542	213,563

Total liabilities and equity	€1,217,250	€1,216,075

Commitments and contingencies (Note 17)

Subsequent event (Note 18)

The accompanying notes are an integral part of these financial statements.

MERCER INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands of Euros, except per share data)

	For the Years Ended December 31,
	2011	2010	2009
Revenues
Pulp	€831,396	€856,311	€577,298
Energy	57,972	44,225	42,501

	889,368	900,536	619,799
Costs and expenses
Operating costs	683,718	643,529	551,781
Operating depreciation and amortization	55,760	55,932	53,919

	149,890	201,075	14,099
Selling, general and administrative expenses	38,771	33,332	26,898

Operating income (loss)	111,119	167,743	(12,799)

Other income (expense)
Interest expense	(58,995)	(67,621)	(64,770)
Investment income (loss)	1,501	468	(1,804)
Foreign exchange gain (loss) on debt	1,175	(6,126)	2,692
Gain (loss) on extinguishment of debt (Note 8)	(71)	(7,494)	4,447
Gain (loss) on derivative instruments (Note 15)	(1,418)	1,899	(5,760)

Total other income (expense)	(57,808)	(78,874)	(65,195)

Income (loss) before income taxes	53,311	88,869	(77,994)
Income tax benefit (provision) (Note 10)
Current	(1,682)	(3,881)	(134)
Deferred	2,377	9,760	6,003

Net income (loss)	54,006	94,748	(72,125)
Less: net loss (income) attributable to noncontrolling interest	(3,931)	(8,469)	9,936

Net income (loss) attributable to common shareholders	€50,075	€86,279	€(62,189)

Net income (loss) per share attributable to common shareholders (Note 13)
Basic	€1.00	€2.24	€(1.71)

Diluted	€0.89	€1.56	€(1.71)

The accompanying notes are an integral part of these financial statements.

MERCER INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands of Euros)

	For the Years Ended December 31,
	2011	2010	2009
Net income (loss)	€54,006	€94,748	€(72,125)
Other comprehensive income (loss), net of taxes
Foreign currency translation adjustment, net of tax of €683 (2010—nil, 2009—nil)	(2,305)	11,333	28,316
Pension income (expense) (Note 9)	(8,049)	(3,314)	(3,128)
Unrealized gains (losses) on securities arising during the year	(12)	(2)	379

Other comprehensive income (loss), net of taxes	(10,366)	8,017	25,567

Total comprehensive income (loss)	43,640	102,765	(46,558)
Comprehensive loss (income) attributable to noncontrolling interest	(3,931)	(8,469)	9,936

Comprehensive income (loss) attributable to common shareholders	€39,709	€94,296	€(36,622)

The accompanying notes are an integral part of these consolidated financial statements.

MERCER INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands of Euros)

	Common Shares					Accumulated Other Comprehensive Income (Loss)
	Number of Shares	Par Value	Amount Paid in Excess of Par Value	Paid-in Capital	Retained Earnings (Deficit)	Foreign Currency Translation Adjustments	Defined Benefit Pension Plans	Unrealized Gains (Losses) on Securities	Total	Shareholders’ Equity
Balance at December 31, 2008	36,422,487	€27,576	€175,268	€299	€(35,046)	€(777)	€(850)	€(245)	€(1,872)	€166,225
Capital contribution to acquire additional 4.32% of Stendal Mill	—	—	—	(6,809)	—	—	—	—	—	(6,809)
Shares issued on grants of restricted shares	21,000	—	—	52	—	—	—	—	—	52
Stock compensation expense	—	—	—	376	—	—	—	—	—	376
Net loss	—	—	—	—	(62,189)	—	—	—	—	(62,189)
Other comprehensive income (loss)	—	—	—	—	—	28,316	(3,128)	379	25,567	25,567

Balance at December 31, 2009	36,443,487	€27,576	€175,268	€(6,082)	€(97,235)	€27,539	€(3,978)	€134	€23,695	€123,222
Shares issued on grants of restricted shares	56,000	—	—	153	—	—	—	—	—	153
Shares issued on conversion of convertible notes	6,500,171	4,961	11,406	—	—	—	—	—	—	16,367
Stock compensation expense	—	—	—	2,030	—	—	—	—	—	2,030
Net income	—	—	—	—	86,279	—	—	—	—	86,279
Other comprehensive income (loss)	—	—	—	—	—	11,333	(3,314)	(2)	8,017	8,017

Balance at December 31, 2010	42,999,658	€32,537	€186,674	€(3,899)	€(10,956)	€38,872	€(7,292)	€132	€31,712	€236,068
Shares issued on grants of restricted shares	238,000	74	296	(370)	—	—	—	—	—	—
Shares issued on grants of performance shares	358,268	243	3,585	(3,828)	—	—	—	—	—	—
Shares issued on conversion of convertible notes	13,446,679	9,499	21,076	—	—	—	—	—	—	30,575
Treasury shares retired	(1,263,401)	(971)	(5,371)	—	(1,134)	—	—	—	—	(7,476)
Stock compensation expense	—	—	—	3,240	—	—	—	—	—	3,240
Net income	—	—	—	—	50,075	—	—	—	—	50,075
Other comprehensive income (loss)	—	—	—	—	—	(2,305)	(8,049)	(12)	(10,366)	(10,366)

Balance at December 31, 2011	55,779,204	€41,382	€206,260	€(4,857)	€37,985	€36,567	€(15,341)	€120	€21,346	€302,116

The accompanying notes are an integral part of these financial statements.

MERCER INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of Euros)

	For the Years Ended December 31,
	2011	2010	2009
Cash flows from (used in) operating activities
Net income (loss) attributable to common shareholders	€50,075	€86,279	€(62,189)
Adjustments to reconcile net income (loss) attributable to common shareholders to cash flows from operating activities
Loss (gain) on derivative instruments	1,418	(1,899)	5,760
Foreign exchange loss (gain) on debt	(1,175)	6,126	(2,692)
Loss (gain) on extinguishment of debt	71	7,494	(4,447)
Depreciation and amortization	56,005	56,231	54,170
Accretion expense	597	2,492	181
Noncontrolling interest	3,931	8,469	(9,936)
Deferred income taxes	(2,377)	(9,760)	(6,003)
Stock compensation expense	3,310	2,394	455
Pension and other post-retirement expense, net of funding	(269)	418	282
Other	1,308	5,190	2,482
Changes in current assets and liabilities
Receivables	(1,604)	(40,038)	31,907
Inventories	(17,713)	(24,462)	32,158
Accounts payable and accrued expenses	14,252	(3,089)	(2,950)
Other	3,226	(4,566)	(1,859)

Net cash from operating activities	111,055	91,279	37,319
Cash flows from (used in) investing activities
Purchase of property, plant and equipment	(37,809)	(38,300)	(28,828)
Proceeds on sale of property, plant and equipment	813	1,138	436
Cash, restricted	—	—	13,000
Note receivable	2,865	1,113	152
Purchase of marketable securities	(12,187)	—	—

Net cash used in investing activities	(46,318)	(36,049)	(15,240)
Cash flows from (used in) financing activities
Repayment of notes payable and debt	(49,193)	(234,582)	(26,499)
Repayment of capital lease obligations	(2,942)	(2,920)	(3,178)
Proceeds from borrowings of notes payable and debt	—	222,177	13,511
Repayment of credit facilities, net	(14,652)	(2,660)	(4,272)
Proceeds from government grants	14,199	17,952	9,058
Payment of note issuance costs	—	(6,095)	(1,969)
Purchase of treasury shares	(7,476)	—	—

Net cash used in financing activities	(60,064)	(6,128)	(13,349)
Effect of exchange rate changes on cash and cash equivalents	1,377	(1,371)	109

Net increase in cash and cash equivalents	6,050	47,731	8,839
Cash and cash equivalents, beginning of year	99,022	51,291	42,452

Cash and cash equivalents, end of year	€105,072	€99,022	€51,291

Supplemental disclosure of cash flow information
Cash paid during the year for
Interest	€57,725	€65,167	€62,022
Income taxes	3,197	461	377
Supplemental schedule of non-cash investing and financing activities
Acquisition of production and other equipment under capital lease obligations	€2,782	€2,087	€625
Decrease (increase) in accounts payable relating to investing activities	324	352	(1,471)
Increase (decrease) in accounts receivable and other current assets relating to investing activities	7,903	(8,914)	—

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

Mercer Inc. operates three pulp manufacturing facilities, one in Canada and two in Germany, and is one of the largest producers of market northern bleached softwood kraft (“NBSK”) pulp in the world.

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

Use of Estimates

Preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant management judgment is required in determining the accounting for, among other things, doubtful accounts and reserves, depreciation and amortization, future cash flows associated with impairment testing for long-lived assets, derivative financial instruments, environmental conservation and legal liabilities, asset retirement obligations, pensions and post-retirement benefit obligations, income taxes, contingencies, and inventory obsolescence and provisions. Actual results could differ materially from these estimates, and changes in these estimates are recorded when known.

Cash and Cash Equivalents

Cash and cash equivalents include cash held in bank accounts and highly liquid investments with original maturities of three months or less.

Investments

Investments in debt securities and equity investments in publicly traded companies in which the Company does not exercise significant influence are classified as available-for-sale securities. These securities are reported at fair values; based upon quoted market prices, with the unrealized gains or losses included in “Accumulated other comprehensive income” as a separate component of Shareholders’ equity, until realized. If a loss in value in available-for-sale securities is considered to be other than temporary, the loss is recognized in the determination of net income. The cost of all securities sold is based on the specific identification method to determine realized gains or losses.

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of Euros, except per share data)

Note 1. The Company and Summary of Significant Accounting Policies (continued)

Inventories

Inventories of raw materials, finished goods and work in progress are valued at the lower of cost, using the weighted-average cost method, or net realizable value. Other materials and supplies are valued at the lower of cost and replacement cost. Cost includes labor, materials and production overhead and is determined by using the weighted average cost method. Raw materials inventories include both roundwood (logs) and wood chips. These inventories are located both at the pulp mills and at various offsite locations. In accordance with industry practice, physical inventory counts utilize standardized techniques to estimate quantities of roundwood and wood chip inventory volumes. These techniques historically have provided reasonable estimates of such inventories.

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

The costs of major rebuilds, replacements and those expenditures that substantially increase the useful lives of existing property, plant, and equipment are capitalized, as well as interest costs associated with major capital projects until ready for their intended use. The cost of repairs and maintenance as well as planned shutdown maintenance performed on manufacturing facilities, composed of labor, materials and other incremental costs, is charged to operations as incurred.

Leases which transfer to the Company substantially all the risks and benefits incidental to ownership of the leased item are capitalized at the present value of the minimum lease payments. Capital leases are depreciated over the lease term. Operating lease payments are recognized as an expense in the Consolidated Statement of Operations on a straight-line basis over the lease term.

The Company provides for asset retirement obligations when there is a legislated or contractual basis for those obligations. Obligations are recorded as a liability at fair value, with a corresponding increase to property, plant, and equipment, and are amortized over the remaining useful life of the related assets. The liability is accreted using a risk free interest rate.

Government Grants

The Company records investment grants from federal and state governments when the conditions of their receipt are complied with and there is reasonable assurance that the grants will be received. Grants related to assets are government grants whose primary condition is that the company qualifying for them should purchase, construct or otherwise acquire long-term assets. Secondary conditions may also be attached, including restricting the type or location of the assets and/or other conditions that must be met. Grants related to assets are deducted from the asset costs in the Consolidated Balance Sheet.

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of Euros, except per share data)

Note 1. The Company and Summary of Significant Accounting Policies (continued)

Grants related to income are government grants which are either unconditional, related to reduced environmental emissions or related to the Company’s normal business operations, and are reported as a reduction of related expenses in the Consolidated Statement of Operations when received.

The Company is required to pay certain fees based on water consumption levels at its German mills. Unpaid fees can be reduced by wastewater grants upon the mills’ demonstration of reduced environmental emissions. The fees are expensed as incurred and the grants are recognized once the German regulators have evaluated and accepted the measurement of the wastewater emission reduction. There may be a significant period of time between recognition of the wastewater expense and recognition of the wastewater grant.

To the extent that government grants have been received and not applied, these grants are recorded in cash with a corresponding adjustment to “Accounts payable and other” in the Consolidated Balance Sheet due to the short-term nature of the related payments.

Deferred Note Issuance Costs

Note issuance costs are deferred and amortized as a component of “Interest expense” in the Consolidated Statement of Operations over the term of the related debt instrument.

Pensions

The Company maintains a defined benefit pension plan for its salaried employees at its Celgar mill which is funded and non-contributory. The cost of the benefits earned by the salaried employees is determined using the projected benefit method prorated on services. The pension expense reflects the current service cost, the interest on the unfunded liability and the amortization over the estimated average remaining service life of the employees of (i) the unfunded liability, and (ii) experience gains or losses.

In accordance with the guidance as outlined in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification No. 715, Compensation-Retirement Benefits (“ASC 715”), the Company recognizes the net funded status of the plan.

Effective December 31, 2008, the defined benefit pension plan was closed to new members and the defined benefit service accrual ceased. Members began to accrue benefits under a new defined contribution plan effective January 1, 2009. The contributions to the new plan are charged against earnings in the Consolidated Statement of Operations.

In addition, hourly-paid employees at the Celgar mill are covered by a multiemployer pension plan for which contributions are charged against earnings in the Consolidated Statement of Operations.

Foreign Operations and Currency Translation

The Company translates foreign assets and liabilities of its subsidiaries, other than those denominated in Euros, at the rate of exchange at the balance sheet date. Revenues and expenses are translated at the average rate of exchange throughout the year. Transaction gains and losses related to net assets primarily located in Canada are recognized as unrealized foreign currency translation adjustments within “Accumulated other comprehensive

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of Euros, except per share data)

Note 1. The Company and Summary of Significant Accounting Policies (continued)

income” in Shareholders’ equity, until all of the investment in the subsidiaries is sold or liquidated. The translation adjustments do not recognize the effect of income tax when the Company expects earnings of the foreign subsidiary to be indefinitely reinvested. The income tax effect on currency translation adjustments related to foreign subsidiaries that are not considered indefinitely reinvested is recorded as a component of deferred taxes in the Consolidated Balance Sheet with an offset to other comprehensive income. Gains and losses resulting from foreign currency transactions (transactions denominated in a currency other than the entity’s functional currency) are included in “Costs and expenses” in the Consolidated Statement of Operations. Where inter-company loans are of a long-term investment nature, the after-tax effect of exchange rate changes are included as an unrealized foreign currency translation adjustment within “Accumulated other comprehensive income” in Shareholders’ equity.

Revenue and Related Cost Recognition

The Company recognizes revenue from product, transportation and other sales when persuasive evidence of an arrangement exists, the sales price is fixed or determinable, title of ownership and risk of loss have passed to the customer and collectability is reasonably assured. Sales are reported net of discounts and allowances.

Amounts charged to customers for shipping and handling are recognized as revenue in the Consolidated Statement of Operations. Shipping and handling costs incurred by the Company are included in “Operating costs” in the Consolidated Statement of Operations.

The Company reports revenue from sales of surplus electricity as “Energy revenue” in the Consolidated Statement of Operations. Energy revenues are recognized as the customers are invoiced at agreed upon rates and when collection is reasonably assured. These revenues include an estimate of the value of electricity consumed by customers in the year but billed subsequent to year-end. Customer bills are based on meter readings that indicate electricity consumption. This activity does not meet the tests to be considered an operating segment, as defined in FASB’s Accounting Standards Codification No. 280, Segment Reporting (“ASC 280”).

Environmental Conservation

Liabilities for environmental conservation are recorded when it is probable that obligations have been incurred and their fair value can be reasonably estimated. Any potential recoveries of such liabilities are recorded when there is an agreement with the reimbursing entity and recovery is assessed as likely to occur.

Stock-Based Compensation

Under FASB’s Accounting Standards Codification No. 718, Compensation-Stock Compensation (“ASC 718”), the Company recognizes stock-based compensation expense over an award’s vesting period based on the award’s fair value in “Selling, general, and administrative expenses” within the Consolidated Statement of Operations.

The fair value of performance share awards is re-measured at each balance sheet date. The cumulative effect of the change in fair value is recognized in the period of the change as an adjustment to compensation cost. The Company estimates forfeitures of performance shares based on management’s expectations and recognizes compensation cost only for those awards expected to vest. Estimated forfeitures are adjusted to actual experience at each balance sheet date.

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of Euros, except per share data)

Note 1. The Company and Summary of Significant Accounting Policies (continued)

The fair value of restricted share awards is determined by multiplying the market price of a share of Mercer Inc. common shares on the grant date by the number of units granted.

Income Taxes

Income taxes are reported under the guidance of FASB’s Accounting Standards Codification No. 740, Income Taxes (“ASC 740”) and accordingly, deferred income taxes are recognized using the asset and liability method, whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carryforwards. Valuation allowances are provided if, after considering both positive and negative available evidence, it is more likely than not that some or all of the net deferred tax assets will not be realized.

Deferred income taxes are determined separately for each tax-paying component of the Company. For each tax-paying component, all current deferred tax liabilities and assets shall be offset and presented as a single net amount and all noncurrent deferred tax liabilities and assets shall be offset and presented as a single net amount.

Derivative Financial Instruments

The Company occasionally enters into derivative financial instruments, including foreign currency forward contracts, electricity forward contracts, and interest rate swaps to limit exposures to changes in foreign currency exchange rates, energy prices, and interest rates. These derivative instruments are not designated as hedging instruments under the guidance of FASB’s Accounting Standards Codification No. 815, Derivatives and Hedging (“ASC 815”). The change in fair value of electricity derivative contracts is included in “Operating costs” in the Consolidated Statement of Operations and any changes in the fair value of foreign currency and interest derivative contracts are recognized in “Gain (loss) on derivative instruments” in the Consolidated Statement of Operations. Periodically, the Company enters into derivative contracts for its own use and as such are exempt from mark to market accounting.

Net Income (Loss) Per Share

Basic net income (loss) per share (“EPS”) is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding in the period. Diluted income (loss) per share is calculated to give effect to all potentially dilutive common shares outstanding by applying the “Treasury Stock” and “If Converted” methods. Outstanding stock options, restricted shares, performance shares, and convertible notes represent the only potentially dilutive effects on the Company’s weighted average shares.

Reclassifications

Certain prior year amounts in the consolidated financial statements have been reclassified to conform to the current year presentation.

New Accounting Standards

In September 2011, FASB issued Accounting Standards Update No. 2011-09, Compensation-Retirement Benefits-Multiemployer Plan. (“ASU 2011-09”), which is intended to enhance the disclosure requirements for

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of Euros, except per share data)

Note 1. The Company and Summary of Significant Accounting Policies (continued)

employers participating in multiemployer pension plans to improve transparency and increase awareness of the commitments and risks involved with participation in multiemployer plans. The new accounting guidance requires employers participating in multiemployer plans to provide additional quantitative and qualitative disclosures to provide users with more detailed information regarding an employer’s involvement in multiemployer plans. The new standard is effective for fiscal years ending after December 15, 2011. The Company participates in a multiemployer plan for its hourly-paid employees at the Celgar mill. The additional disclosure required by this standard is included in Note 9 – Pension and Other Post-Retirement Benefit Obligations.

In May 2011, FASB issued Accounting Standards Update 2011-04, Fair Value Measurements (“ASU 2011-04”), which expands the existing disclosure requirements for fair value measurements (particularly for Level 3 inputs) defined under FASB’s Accounting Standards Codification No. 820, Fair Value Measurement (“ASC 820”), and makes other amendments. Many of the amendments to ASC 820 are being made to eliminate wording differences between GAAP and International Financial Reporting Standards and are not intended to result in a change in the application of the requirements of ASC 820. However, some of the amendments clarify the application of existing fair value measurement requirements and others change certain requirements for measuring fair value and could change how the fair value measurement guidance in ASC 820 is applied. The measurement and disclosure requirements of ASU 2011-04 are effective for reporting periods beginning after December 15, 2011 and are to be applied prospectively. The Company does not expect that the adoption of this new guidance will have a material impact on the consolidated financial statements or related note disclosures.

In June 2011, FASB issued Accounting Standards Update 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”), which revises the manner in which entities present comprehensive income in their financial statements. The new guidance amends FASB’s Accounting Standards Codification No. 220, Comprehensive Income (“ASC 220”), and gives reporting entities the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income in either a continuous statement of comprehensive income or two separate but consecutive statements. Under the two-statement approach, which the Company currently uses, the first statement includes components of net income, and the second statement includes components of other comprehensive income. ASU 2011-05 does not change the items that must be reported in other comprehensive income. This new guidance is effective for reporting periods beginning after December 15, 2011 and is to be applied retrospectively. The Company does not expect the adoption of this guidance to have an impact on the consolidated financial statements or related note disclosures.

Note 2. Cash and Cash Equivalents

	December 31,
	2011	2010
Cash and cash equivalents	€105,072	€99,022

Cash and cash equivalents includes cash allocated for debt service reserves as required under a debt agreement (see Note 8(a)—Debt).

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of Euros, except per share data)

Note 3. Marketable Securities

The Company’s marketable securities at December 31, 2011 and 2010 are summarized as follows:

December 31, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Current
0.5% German federal government bonds due June 2012	€2,008	€3	€—	€2,011
0.75% German federal government bonds due September 2012	7,036	19	—	7,055
5.00% German federal government bonds due July 2012	3,143	7	—	3,150

	€12,187	€29	€—	€12,216

Long-term
Equity securities	€65	€132	€(41)	€156

December 31, 2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Long-term
Equity securities	€63	€213	€(1)	€275

In order to maintain the Company’s liquidity requirements and manage risk, the Company invests in low risk and highly liquid marketable debt securities that are classified as available-for-sale investments and accordingly are carried at fair value. As at December 31, 2011, the Company had invested in German federal government bonds. The bonds are classified as current assets as they have contractual maturities of less than one year.

The Company has also invested nominal amounts in equity securities. The equity securities are classified as available-for-sale investments and accordingly are carried at fair value.

The Company recognizes any gross unrealized gains or losses through the “Accumulated other comprehensive income” line, and records investments in long-term marketable securities in the Consolidated Balance Sheet within the “Deferred note issuance and other” line.

The Company reviews for other-than-temporary losses on a regular basis and has concluded that the gross unrealized losses indicated above are temporary in nature.

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of Euros, except per share data)

Note 4. Receivables

	December 31,
	2011	2010
Sale of pulp and energy (net of allowance of €105 and €1,005, respectively)	€108,094	€108,567
Value added tax	7,411	3,669
Other	4,982	9,473

	€120,487	€121,709

The Company reviews the collectability of receivables on a periodic basis. The Company maintains an allowance for doubtful accounts at an amount estimated to cover the potential losses on certain uninsured receivables. Any amounts that are determined to be uncollectible and uninsured are offset against the allowance. The allowance is based on the Company’s evaluation of numerous factors, including the payment history and financial position of the debtors. For certain customers the Company receives a letter of credit prior to shipping its product.

As at December 31, 2011, pursuant to a contribution agreement under the Pulp and Paper Green Transformation Program (“GTP”), the Company recorded €634 (C$0.9 million) within other receivables in relation to the Oxygen Delignification Project and €1,858 (C$2.4 million) for our various remaining GTP projects. As at December 31, 2010 €7,700 (C$10.2 million) was recorded within other receivables in relation to the Green Energy Project.

Other than the above mentioned items, other receivables relates to non-trade receivables that are individually not material.

Note 5. Inventories

	December 31,
	2011	2010
Raw materials	€48,063	€47,179
Finished goods	41,392	27,127
Spare parts, work in process and other	31,084	27,913

	€120,539	€102,219

Note 6. Property, Plant and Equipment

	December 31,
	2011	2010
Land	€25,156	€25,137
Buildings	133,316	131,546
Production equipment and other	1,125,953	1,130,294

	1,284,425	1,286,977
Less: accumulated depreciation	(463,451)	(440,210)

	€820,974	€846,767

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of Euros, except per share data)

Note 6. Property, Plant and Equipment (continued)

As at December 31, 2011 property, plant and equipment was net of €291,655 of unamortized government investment grants (2010 – €297,992).

As at December 31, 2011, included in production equipment and other is equipment under capital leases which had gross amounts of €17,036 (2010 – €17,468), and accumulated depreciation of €9,096 (2010 – €9,585). During the year production equipment and other totalling €2,782 was acquired under capital lease obligations (2010 – €2,087; 2009 – €625).

The Company maintains industrial landfills on its premises for the disposal of waste, primarily from the mill’s pulp processing activities. The mills have obligations under their landfill permits to decommission these disposal facilities pursuant to the requirements of its local regulations. As at December 31, 2011, the Company had recorded €4,170 (2010 – €4,180) of asset retirement obligations in the “Capital leases and other” line in the Consolidated Balance Sheet.

Note 7. Accounts Payable and Other

	December 31,
	2011	2010
Trade payables	€45,751	€36,680
Accrued expenses	28,422	27,452
Accrued interest	10,054	13,640
Capital leases, current portion (Note 16)	2,505	3,240
Other	12,908	3,861

	€99,640	€84,873

On January 28, 2011, the Company received approximately €10,000, which was intended to compensate the Company for remediation work that is required at the Stendal mill. The €10,000 was recognized as an increase in cash, and a corresponding increase in other accounts payable. As at December 31, 2011, the Company had €9,150 remaining in other accounts payable (see Note 17(c)—Commitments and Contingencies).

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of Euros, except per share data)

Note 8. Debt

Debt consists of the following:

	December 31,
	2011	2010
Note payable to bank, included in a total loan credit facility of €827,950 to finance the construction related to the Stendal mill (a)	€477,490	€500,657
Senior notes due February 2013, interest at 9.25% accrued and payable semi-annually, unsecured (b)	—	15,341
Senior notes due December 2017, interest at 9.50% accrued and payable semi-annually, unsecured (c)	220,753	224,031
Subordinated convertible notes due January 2012, interest at 8.50% accrued and payable semi-annually (d)	—	31,707
Credit agreement with a lender with respect to a revolving credit facility of C$40 million (e)	—	15,016
Loan payable to the noncontrolling shareholder of the Stendal mill (f)	33,124	31,365
Credit agreement with a bank with respect to a revolving credit facility of €25,000 (g)	—	—
Investment loan agreement with a lender with respect to the wash press project at the Rosenthal mill of €4,351 (h)	2,719	3,807
Credit agreement with a bank with respect to a revolving credit facility of €3,500 (i)	—	—

	734,086	821,924
Less: current portion	(25,671)	(39,596)

Debt, less current portion	€708,415	€782,328

The Company made principal repayments under these facilities of €63,845 in 2011, and expects the principal repayments to be €25,671 in 2012. As of December 31, 2011, the principal maturities of debt are as follows:

Matures	Amount
2012	€25,671
2013	41,088
2014	40,543
2015	44,000
Thereafter	582,784

€734,086

Certain of the Company’s debt instruments were issued under an indenture which, among other things, restricts its ability and the ability of its restricted subsidiaries to make certain payments. These limitations are subject to other important qualifications and exceptions. As at December 31, 2011, the Company was in compliance with the terms of the indenture.

(a)

Note payable to bank, included in a total loan facility of €827,950 to finance the construction related to the Stendal mill (“Stendal Loan Facility”), interest at rates varying from Euribor plus 0.90% to Euribor plus 1.69% (rates on amounts of borrowing at December 31, 2011 range from 2.65% to 3.55%), principal due in required installments beginning September 30, 2006 until September 30, 2017, collateralized by the assets of the Stendal mill, with 48% and 32% guaranteed by the Federal Republic of Germany and the State of

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of Euros, except per share data)

Note 8. Debt (continued)

Saxony-Anhalt, respectively, of up to €417,490 of outstanding principal, subject to a debt service reserve account (“DSRA”) required to pay amounts due in the following twelve months under the terms of the Stendal Loan Facility; payment of dividends is only permitted if certain cash flow requirements are met. See Note 15—Financial Instruments for a discussion of the Company’s variable-to-fixed interest rate swap that was put in place to effectively fix the interest rate on the Stendal Loan Facility.

On March 13, 2009, the Company finalized an agreement with its lenders to amend its Stendal Loan Facility. The amendment deferred approximately €164,000 of scheduled principal payments until the maturity date, September 30, 2017. The amendment also provided for a 100% cash sweep, referred to as the “Cash Sweep”, of any cash in excess of a €15,000 working capital reserve and the Guarantee Amount, as discussed in Note 17—Commitments and Contingencies, held by Stendal which will be used first to fund the DSRA to a level sufficient to service the amounts due and payable under the Stendal Loan Facility during the then following 12 months, which means the DSRA is “Fully Funded”, and second to prepay the deferred principal amounts. As at December 31, 2011, the DSRA balance was approximately €31,800 and was not Fully Funded.

(b)	In February 2005, the Company issued $310 million of senior notes due February 2013 (“2013 Notes”), which bore interest at 9.25% accrued, and payable semi-annually, and were unsecured.

On November 17, 2010, the Company used the proceeds from a private offering of $300 million in aggregate principal amount of senior notes due 2017, described in Note 8(c) below, and cash on hand to complete a tender offer to repurchase approximately $289 million aggregate principal amount of its 2013 Notes. Pursuant to FASB’s Accounting Standards Codification No. 405, Liabilities—Extinguishment of Liabilities (“ASC 405”), the Company concluded that the tendering of the 2013 Notes met the definition of debt extinguishment. In connection with this tender offer and pursuant to FASB’s Accounting Standards Codification No. 470, Debt-Modifications and Extinguishments (“ASC 470”), the Company recorded a loss of approximately €7,500 to the “Gain (loss) on extinguishment of debt” line in the Consolidated Statement of Operations which included the tender premium paid and the write-off of unamortized debt issuance costs.

On February 15, 2011, the Company redeemed for cash all of its outstanding 2013 Notes, for a price equal to 100% of the principal amount of $20.5 million, plus accrued and unpaid interest to, but not including February 15, 2011. In total, the Company paid approximately $21.5 million (€15,900) in connection with the redemption of the 2013 Notes.

(c)	On November 17, 2010, the Company completed a private offering of $300 million in aggregate principal amount of senior notes due 2017 (“2017 Notes”). The proceeds from this offering were used to finance the tender offer and consent solicitation for approximately $289 million of the Company’s 2013 Notes, see Note 8(b). The 2017 Notes were issued at a price of 100% of their principal amount. The 2017 Notes will mature on December 1, 2017 and bear interest at 9.50% which is accrued and payable semi-annually.

In August 2011, the Company’s Board of Directors authorized the purchase of up to $25.0 million in aggregate principal amount of the Company’s 2017 Notes from time to time, over a period ending August 2012. During the twelve months ended December 31, 2011, the Company purchased $13.6 million of its outstanding 2017 Notes, which in aggregate, were purchased at a nominal discount to the principal amount thereof, plus accrued and unpaid interest to, but not including the repurchase date. Pursuant to ASC 470, the Company recognized a loss of €71 on the extinguishment of these notes, in the “Gain (loss) on extinguishment of debt” line in the Consolidated Statement of Operations, mainly relating to the write-off of unamortized debt issuance costs.

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of Euros, except per share data)

Note 8. Debt (continued)

The 2017 Notes are general unsecured senior obligations of the Company. The 2017 Notes rank equal in right of payment with all existing and future senior unsecured indebtedness of the Company and senior in right of payment to any current or future subordinated indebtedness of the Company. The 2017 Notes are effectively junior in right of payment to all borrowings of the Company’s restricted subsidiaries, including borrowings under the Company’s credit agreements which are secured by certain assets of its restricted subsidiaries.

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

(d)	In December 2009, the Company exchanged approximately $43.3 million of Subordinated Convertible Notes due October 2010 (the “2010 Notes”) through two private exchange agreements with the holders thereof for approximately $43.8 million of Subordinated Convertible Notes due January 2012 (the “2012 Notes”). On January 22, 2010, through an exchange offer with the remaining holders of the 2010 Notes, the Company exchanged a further $21.7 million of 2010 Notes for approximately $22.0 million of the Company’s 2012 Notes. The Company recognized both exchange transactions of the Subordinated Convertible Notes as extinguishments of debt in accordance with ASC 470, because the fair value of the embedded conversion option changed by more than 10% in both transactions. During 2010, the Company recognized a loss of €929 as a result of the January 22, 2010 exchange. The loss was determined using the fair market value prevailing at the time of the transaction, and yielded an effective interest rate of approximately 3% on the January 22, 2010 exchange.

The 2012 Notes bore interest at 8.50%, accrued and payable semi-annually, were convertible at any time by the holder into common shares of the Company at $3.30 per share and were unsecured. The Company could redeem for cash all or a portion of the 2012 Notes on or after July 15, 2011 at 100% of the principal amount of the notes plus accrued interest up to the redemption date. During the twelve months ended December 31, 2011, $44.4 million of 2012 Notes were converted into 13,446,679 common shares and the Company paid $1.5 million of accrued and unpaid interest. Pursuant to the 2012 Notes indenture, on July 15, 2011, the nominal amount of remaining 2012 Notes were redeemed by the Company on July 15, 2011 at par plus accrued and unpaid interest to, but not including, July 15, 2011. In accordance with FASB’s Accounting Standards Codification No. 470 Debt—Debt with Conversions and Other Options (“ASC 470”), the Company recorded the carrying amount of the converted 2012 Notes, which included approximately €800 of unamortized discount, as an increase to share capital.

(e)	Credit agreement with respect to a revolving credit facility of C$40.0 million for the Celgar mill. The credit agreement matures May 2013. Borrowings under the credit agreement are collateralized by the mill’s inventory and receivables and are restricted by a borrowing base calculated on the mill’s inventory and receivables. Canadian dollar denominated amounts bear interest at bankers acceptance plus 3.75% or Canadian prime plus 2.00%. U.S. dollar denominated amounts bear interest at LIBOR plus 3.75% or U.S. base plus 2.00%. The Company fully repaid this facility on March 30, 2011. As at December 31, 2011, C$1.7 million of this facility was supporting letters of credit, leaving C$38.3 million available.

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of Euros, except per share data)

Note 8. Debt (continued)

(f)	A loan payable by the Stendal mill to its noncontrolling shareholder bears interest at 7.00%, and is accrued semi-annually. The loan payable is unsecured, subordinated to all liabilities of the Stendal mill, non-recourse to the Company and its restricted subsidiaries, and is due in 2017. The balance includes principal and accrued interest. During the first quarter of 2010, the noncontrolling shareholder converted €6,275 of accrued interest into a capital contribution.

(g)	A €25,000 working capital facility at the Rosenthal mill that matures in December 2012. Borrowings under the facility are collateralized by the mill’s inventory and receivables and bear interest at Euribor plus 3.50%. As at December 31, 2011, approximately €2,200 of this facility was supporting bank guarantees leaving approximately €22,800 available.

(h)	A four-year amortizing investment loan agreement with a lender relating to the new wash press at the Rosenthal mill with a total facility of €4,351 bearing interest at the rate of Euribor plus 2.75% that matures August 2013. Borrowings under this agreement are secured by the new wash press equipment. As at December 31, 2011, the balance outstanding was €2,719 and was accruing interest at a rate of 4.57%.

(i)	On February 8, 2010, the Rosenthal mill finalized a credit agreement with a lender for a €3,500 facility maturing in December 2012. Borrowings under this facility bear interest at the rate of the three-month Euribor plus 3.50% and are secured by certain land at the Rosenthal mill. As at December 31, 2011, this facility was undrawn.

Note 9. Pension and Other Post-Retirement Benefit Obligations

Included in pension and other post-retirement benefit obligations are amounts related to the Company’s Celgar and Rosenthal mills. The largest component of this obligation is with respect to the Celgar mill which maintains a defined benefit pension and post-retirement benefit plans for certain employees (“Celgar Plans”).

Pension benefits are based on employee’s earnings and years of service. The Celgar Plans are funded by contributions from the Company based on actuarial estimates and statutory requirements. Pension contributions for the twelve-month period ended December 31, 2011 totaled €2,039 (2010 – €1,053).

Effective December 31, 2008, the defined benefit plan was closed to new members. In addition, the defined benefit service accrual ceased on December 31, 2008, and members began to receive pension benefits, at a fixed contractual rate, under a new defined contribution plan effective January 1, 2009. During the year the Company made contributions of €524 (2010 – €490) to this plan.

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of Euros, except per share data)

Note 9. Pension and Other Post-Retirement Benefit Obligations (continued)

Information about the Celgar Plans, in aggregate for the year ended December 31, 2011 is as follows:

	2011
		Other
	Post-Retirement
		Benefit
	Pension	Obligations	Total
Change in benefit obligation
Benefit obligation, December 31, 2010	€32,068	€16,643	€48,711
Service cost	87	469	556
Interest cost	1,511	815	2,326
Benefit payments	(1,716)	(461)	(2,177)
Past service cost (credit)	—	—	—
Actuarial losses	3,382	2,049	5,431
Foreign currency exchange rate changes	446	282	728

Benefit obligation, December 31, 2011	35,778	19,797	55,575

Reconciliation of fair value of plan assets
Fair value of plan assets, December 31, 2010	23,863	—	23,863
Actual returns	(204)	—	(204)
Contributions	1,578	461	2,039
Benefit payments	(1,716)	(461)	(2,177)
Foreign currency exchange rate changes	213	—	213

Fair value of plan assets, December 31, 2011	23,734	—	23,734

Funded status, December 31, 2011(1)	€(12,044)	€(19,797)	€(31,841)

Components of the net benefit cost recognized
Service cost	€87	€469	€556
Interest cost	1,511	815	2,326
Expected return on plan assets	(1,549)	—	(1,549)
Amortization of recognized items	511	(69)	442

Net benefit costs	€560	€1,215	€1,775

(1)	The total of €31,953 on the Consolidated Balance Sheet also includes the pension liabilities of €112 relating to employees at the Company’s Rosenthal operation.

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of Euros, except per share data)

Note 9. Pension and Other Post-Retirement Benefit Obligations (continued)

Information about the Celgar Plans, in aggregate for the year ended December 31, 2010 is as follows:

	2010
	Pension	Other Post-Retirement Benefit Obligations	Total
Change in benefit obligation
Benefit obligation, December 31, 2009	€27,219	€12,073	€39,292
Service cost	81	391	472
Interest cost	1,672	771	2,443
Benefit payments	(2,494)	(483)	(2,977)
Past service cost (credit)	—	—	—
Actuarial losses	2,118	2,289	4,407
Foreign currency exchange rate changes	3,472	1,602	5,074

Benefit obligation, December 31, 2010	32,068	16,643	48,711

Reconciliation of fair value of plan assets
Fair value of plan assets, December 31, 2009	20,947	—	20,947
Actual returns	2,189	—	2,189
Contributions	570	483	1,053
Benefit payments	(2,494)	(483)	(2,977)
Foreign currency exchange rate changes	2,651	—	2,651

Fair value of plan assets, December 31, 2010	23,863	—	23,863

Funded status, December 31, 2010(1)	€(8,205)	€(16,643)	€(24,848)

Components of the net benefit cost recognized
Service cost	€81	€391	€472
Interest cost	1,672	771	2,443
Expected return on plan assets	(1,563)	—	(1,563)
Amortization of recognized items	438	(310)	128

Net benefit costs	€628	€852	€1,480

(1)	The total of €24,964 on the Consolidated Balance Sheet also includes the pension liabilities of €116 relating to employees at the Company’s Rosenthal operation.

The Company anticipates that it will make contributions to the Celgar Plans of approximately €1,501 in 2012. Estimated future benefit payments under the Celgar Plans are as follows:

Amount
2012	€2,475
2013	2,612
2014	2,754
2015	2,890
2016	3,033
2017 – 2021	16,938

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of Euros, except per share data)

Note 9. Pension and Other Post-Retirement Benefit Obligations (continued)

During the year ended December 31, 2011, the Company recognized a loss, net of tax of €8,049 in other comprehensive income (2010 – loss of €3,314; 2009 – loss of €3,128). As at December 31, 2011, the pension related accumulated other comprehensive income balance of €15,341 (2010 – €7,292) is a result of net actuarial losses. These amounts have been stated net of tax. The Celgar Plans do not have any net transition asset or obligation recognized as a reclassification adjustment of other comprehensive income. The amount included in other comprehensive income which is expected to be recognized in 2012 is approximately €1,106 of net actuarial losses. There are no plan assets that are expected to be returned to the Company in 2012.

Summary of key assumptions:

	December 31,
	2011	2010
Benefit obligations
Discount rate	4.25%	5.00%
Rate of compensation increase	2.75%	2.75%
Net benefit cost for year ended
Discount rate	5.00%	5.75%
Rate of compensation increase	2.75%	2.75%
Expected rate of return on plan assets	6.75%	7.00%
Assumed health care cost trend rate at
Initial health care cost trend rate	9.00%	10.00%
Annual rate of decline in trend rate	0.50%	1.00%
Ultimate health care cost trend rate	4.50%	4.50%
Medical services plan premiums trend rate	6.00%	6.00%

The expected rate of return on plan assets is a management estimate based on, among other factors, historical long-term returns, expected asset mix and active management premium.

The discount rate assumption is adjusted annually to reflect the rates available on high-quality debt instruments, with a duration that is expected to match the timing of expected pension and other post-retirement benefit obligations. High-quality debt instruments are corporate bonds with a rating of “AA” or better.

A one-percentage point change in assumed health care cost trend rate would have the following effect on the post-retirement benefit obligations:

	December 31, 2011		December 31, 2010
	1% increase	1% decrease	1% increase	1% decrease
Effect on total service and interest rate components	€39	€(40)	€38	€(39)
Effect on post-retirement benefit obligation	€621	€(600)	€572	€(551)

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of Euros, except per share data)

Note 9. Pension and Other Post-Retirement Benefit Obligations (continued)

Asset allocation of funded plans:

	Target	2011	2010
Equity securities	60%	56%	63%
Debt securities	40%	44%	34%
Cash and cash equivalents	0%	0%	3%

		100%	100%

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

Celgar Plans’ asset fair value measurements at December 31, 2011:

Asset category	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs	Total
Leith Wheeler Diversified Funds	€13,340	€—	€—	€13,340
Phillips, Hagar and North Bond Fund	10,394	—	—	10,394

Total assets	€23,734	€—	€—	€23,734

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

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of Euros, except per share data)

Note 9. Pension and Other Post-Retirement Benefit Obligations (continued)

Multiemployer Plan:

The Company participates in a multiemployer plan for the hourly-paid employees at the Celgar mill. The contributions to the plan are determined based on an amount per hour worked pursuant to a collective bargaining agreement. The Company has no current or future contribution obligations in excess of the contractual contributions. Plan details are included in the following table:

Legal name	Provincially registered plan number	Expiration date of collective bargaining agreement	Company Contributions		Are the Company’s contributions greater than 5% of total contributions
			2011	2010	2011	2010
The Pulp and Paper Industry Pension Plan	P085324	April 30, 2012	€1,760	€1,774	Yes	Yes

Note 10. Income Taxes

The Company accounts for income taxes in accordance with ASC 740. The Company’s effective income tax rate can be affected by many factors, including but not limited to, changes in the mix of earnings in tax jurisdictions with differing statutory rates, changes in corporate structure, changes in the valuation of deferred tax assets and liabilities, the result of audit examinations of previously filed tax returns and changes in tax laws. The asset and liability approach is used to recognize deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities.

The Company and/or one or more of its subsidiaries file income tax returns in the United States, Germany and Canada. Currently, the Company does not anticipate that the expiration of the statue of limitations or the completion of audits in the next fiscal year will result in liabilities for uncertain income tax positions that are materially different than the amounts accrued as of December 31, 2011. However, this belief could change as tax years are examined by taxing authorities, the timing of those examinations, if any, are uncertain at this time. During 2010, the German tax authorities completed examinations of the 2005, 2006, and 2007 tax years. The 2008, 2009, and 2010 tax years will be examined by German tax authorities in 2012. We believe that we have adequately provided for any reasonable foreseeable outcomes related to our tax audits and that any settlement will not have a material adverse effect on our consolidated results. However, there can be no assurances as to the possible outcomes. The Company is generally not subject to U.S., German or Canadian income tax examinations for tax years before 2008, 2008 and 2006, respectively.

As at December 31, 2011, the Company had approximately €1,100 of total gross unrecognized tax benefits, substantially all of which would affect the Company’s effective tax rate if recognized. The Company recorded unrecognized tax benefits of approximately €200 at December 31, 2011 (2010 – €200).

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. During the year ended December 31, 2011, the Company recognized approximately nil in penalties and interest (2010 – €nil). The Company had €nil payments of interest and penalties accrued at December 31, 2011.

The provision for current income taxes consists primarily of non-U.S. taxes for the years ended December 31, 2011, 2010 and 2009, respectively.

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of Euros, except per share data)

Note 10. Income Taxes (continued)

Differences between the U.S. Federal Statutory and the Company’s effective rates are as follows:

	Years Ended December 31,
	2011	2010	2009
U.S. Federal statutory rate	35%	34%	34%
U.S. Federal statutory rate on (income) loss from continuing operations before income tax and noncontrolling interest	€(18,659)	€(30,206)	€26,526
Tax differential on foreign income (loss)	5,670	8,754	(3,412)
Effect of foreign earnings	(9,906)	(6,721)	—
Valuation allowance	7,069	13,326	(20,806)
Tax benefit of partnership structure	5,234	5,076	5,796
Pension adjustment	1,864	937	(904)
Non-taxable foreign subsidiaries	4,024	—	—
Change in undistributed earnings	—	15,186	—
Other	5,399	(473)	(1,331)

	€695	€5,879	€5,869

Comprised of:
Current	€(1,682)	€(3,881)	€(134)
Deferred	2,377	9,760	6,003

	€695	€5,879	€5,869

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of Euros, except per share data)

Note 10. Income Taxes (continued)

Deferred income tax assets and liabilities are composed of the following:

	December 31,
	2011	2010
German tax loss carryforwards	€87,023	€86,087
U.S. tax loss carryforwards	27,914	28,310
Canadian tax loss carryforwards	33,891	34,516
Basis difference between income tax and financial reporting with respect to operating pulp mills	(77,440)	(65,237)
Derivative financial instruments	14,709	14,311
Long-term debt	1,367	(477)
Payable and accrued expenses	(89)	(1,412)
Deferred pension liability	7,381	5,102
Capital leases	1,941	1,734
Other	1,623	805

	98,320	103,739
Valuation allowance	(81,868)	(88,937)

Net deferred tax (liability) asset	€16,452	€14,802

Comprised of:
Deferred income tax asset—current	€6,750	€22,570
Deferred income tax asset—non-current	12,287	—
Deferred income tax liability—non-current	(2,585)	(7,768)

	€16,452	€14,802

The Company is subject to income tax audits on a continuing basis which may result in changes to the amounts in the above table. Due to uncertainties regarding future amounts of taxable income in Germany, Canada and the United States, the Company has provided a valuation allowance against a portion of its deferred tax assets, which primarily consist of tax losses carried forward. However, during the year, based on forecasted taxable income for the entities in each tax jurisdiction, income tax strategies, and its best estimates of the timing of temporary differences, the Company believes that it is more likely than not that certain tax assets will be realized and accordingly the Company has reversed certain valuation allowances totalling approximately €7,900. The Company’s tax asset recognition methodology consists of forecasting taxable income into the future along with related temporary differences. The Company then estimates which tax assets, based on a variety of factors are more likely than not to be realized, and recognizes tax assets accordingly. ASC 740 does not allow for tax assets to be recognized where the entity does not have a strong history of profitability. However, ASC 740 does not provide specific guidance with respect to what strong history of profitability is. As a result, professional judgement is required when considering whether a company has a strong history of profitability or not. For example, the relative impact of negative and positive evidence of profitability where a company has cumulative losses in recent years. The weight given to negative and positive evidence is commensurate with the extent to which it can be objectively verified. Operating results during the most recent three-year period are generally given more weight than expectations of future profitability, which are inherently uncertain. As a result of this guidance, the Company was previously not able to recognize certain tax assets; however, as at December 31, 2011, a subsidiary now meets the history of profitability criteria, and as a result certain tax assets have been recognized.

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of Euros, except per share data)

Note 10. Income Taxes (continued)

The Company’s German tax loss carryforward amount includes corporate and trade tax losses totalling approximately €421,100 at December 31, 2011 which have no expiration date. The Company’s U.S. loss carryforwards amount is approximately €79,700 at December 31, 2011, of which approximately €7,400 and €72,300, if not used, will expire in the tax years ending 2012 to 2020 and 2021 to 2030, respectively. The Company has implemented certain tax planning strategies in 2011 to minimize the risk that US tax losses otherwise expiring in 2011 and 2012 will go unused. The Company’s Canadian tax loss carryforward amount is approximately €135,600 at December 31, 2011 which will begin to expire in the tax year ending 2026, if not used. Management has concluded that it is more likely than not that a portion of the above noted losses will be utilized, under current circumstances, and accordingly has reserved any resulting potential tax benefit that is not expected to be realized in the near future.

The Company’s policy is to indefinitely reinvest undistributed earnings of Mercer’s foreign subsidiaries. Accordingly, no provision for U.S. income taxes has been made for such undistributed earnings. It is not practical to estimate the amount of U.S. income taxes that would be payable if such undistributed foreign earnings were repatriated.

Note 11. Share Capital

Common shares

The Company has authorized 200,000,000 common shares (2010 – 200,000,000) with a par value of $1 per share.

During the twelve months ended December 31, 2011, 13,446,679 common shares were issued as a result of certain holders of the 2012 Notes exercising their conversion option (2010 – 6,500,171) (see Note 8(d)—Debt). In addition, 474,728 shares were issued to employees of the Company as part of the share based performance plan and 116,460 performance shares, which were issued in 2008, were cancelled. 238,000 restricted shares were issued to directors and the Chief Executive Officer of the Company. The Company also repurchased and retired 1,263,401 common shares. These retired shares are now included in the Company’s pool of authorized but unissued common shares.

As at December 31, 2011, the Company had 55,779,204 common shares (2010 – 42,999,658) issued and outstanding.

Share Repurchase Program

In August 2011, the Company’s Board of Directors authorized a share repurchase program (the “Program”) to repurchase up to $25.0 million worth of the Company’s outstanding common shares from time to time over a period ending August 2012. During the year ended December 31, 2011, the Company repurchased 1,263,401 of its common shares at an aggregate cost of $10.6 million. The Company recorded these as treasury shares, and accounted for the repurchase using the Cost Method as outlined in FASB’s Accounting Standards Codification No. 505, Equity—Treasury Stock (“ASC 505”).

The Company retired all outstanding treasury shares prior to December 31, 2011. The retired treasury shares had a carrying value of approximately €6,342. Upon the formal retirement of treasury shares and in accordance with ASC 505, the Company reduced its share capital based on the estimated average cost of the common shares and reduced the treasury share account based on the repurchase price. The difference between the repurchase price and the original issue value was recorded as a reduction to retained earnings.

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of Euros, except per share data)

Note 11. Share Capital (continued)

The Company may make additional repurchases of common shares under its Program, depending on prevailing market conditions, alternate uses of capital, and other factors. Whether and when to initiate a purchase of common shares and the amount of common shares purchased is at the Company’s discretion. As at December 31, 2011, the Company had an authorized amount of $14.4 million left to repurchase its common shares.

Preferred shares

The Company has authorized 50,000,000 preferred shares (2010 – 50,000,000) with $1 par value issuable in series, of which 2,000,000 shares have been designated as Series A. The preferred shares may be issued in one or more series and with such designations and preferences for each series as shall be stated in the resolutions providing for the designation and issue of each such series adopted by the Board of Directors of the Company. The Board of Directors is authorized by the Company’s articles of incorporation to determine the voting, dividend, redemption and liquidation preferences pertaining to each such series. As at December 31, 2011, no preferred shares had been issued by the Company.

Note 12. Stock-Based Compensation

In June 2010, the Company adopted a new stock incentive plan (the “2010 Plan”) which provides for options, restricted stock rights, restricted shares, performance shares, performance share units (“PSUs”) and stock appreciation rights to be awarded to employees, consultants and non-employee directors. As at December 31, 2011, after factoring in all allocated shares, there remains approximately 1.2 million common shares available for grant pursuant to the 2010 Plan.

Performance Shares and PSUs

Performance shares are common shares granted to an employee which have restrictive conditions, such as the ability to sell the shares, until the Company and the grantee achieve certain performance objectives. PSUs comprise rights to receive common shares at a future date that are contingent on the Company and the grantee achieving certain performance objectives.

Expense recognized for the year for the performance shares and PSUs was €916 (2010 – €2,255; 2009 – €397). The fair value of the performance shares and PSUs is recorded as compensation expense over the vesting period. The fair value is determined based upon the targeted number of shares awarded and the quoted price of the Company’s shares at the reporting date. The target number of shares is determined using management’s best estimate. The final determination of the number of shares to be granted or unrestricted will be made by the Board of Directors.

Between February and March 2011, the Company granted and issued a total of 474,728 common shares for its PSUs which were originally awarded in 2008 and vested on December 31, 2010. Pursuant to ASC 718, the Company adjusted the number of common shares awarded to employees to the number granted by the Board of Directors, and accordingly adjusted compensation cost based on the fair value of Mercer’s common shares at the grant date. As a result, the Company recognized €1,420 of stock compensation expense associated with the final determination of these PSUs in the three months ended March 31, 2011.

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of Euros, except per share data)

Note 12. Stock-Based Compensation (continued)

On February 11, 2011, the Company granted a total of 812,575 PSUs to employees of the Company, the majority of which vest using a partial vesting schedule between 2014 and 2016; 50% are scheduled to vest on January 1, 2014, 25% are scheduled to vest on January 1, 2015, and the remaining 25% are scheduled to vest on January 1, 2016.

During the year ended December 31, 2011, the Company cancelled 116,460 performance shares that were issued in 2008. As at December 31, 2011, there are no remaining performance shares outstanding.

Following is a summary of the outstanding PSUs:

	Number of PSUs
	2011	2010	2009
Outstanding at January 1	534,783	565,165	570,614
Granted	812,575	13,000	34,542
Vested and issued	(474,728)	—	—
Cancelled	(60,055)	—	—
Forfeited	(17,263)	(43,382)	(39,991)

Outstanding at December 31	795,312	534,783	565,165

Restricted Shares

The fair value of restricted shares is determined based upon the number of shares granted and the quoted price of the Company’s shares on the date of grant. Restricted shares generally vest over one year, except as noted below. Expense is recognized on a straight-line basis over the vesting period.

During the year ended December 31, 2011, 38,000 restricted share awards were granted to directors of the Company (2010 – 56,000; 2009 – 21,000), which vest over one year, and 200,000 restricted shares were granted to the Chief Executive Officer of the Company (2010 – nil; 2009 – nil), which vest in equal amounts over a five year period commencing in 2012.

Expense recognized for the year ended December 31, 2011 was €998 (2010 – €139; 2009 – €58). As at December 31, 2011, the total remaining unrecognized compensation cost related to restricted shares amounted to €1,381 (2010 – €93), which will be amortized over their remaining vesting periods.

Following is a summary of the outstanding restricted shares:

	Number of restricted shares
	2011	2010	2009
Outstanding at January 1	56,000	21,000	21,000
Awarded	238,000	56,000	21,000
Vested	(56,000)	(21,000)	(21,000)

Outstanding at December 31	238,000	56,000	21,000

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of Euros, except per share data)

Note 12. Stock-Based Compensation (continued)

Stock Options

Following is a summary of the status of options outstanding at December 31, 2011:

Outstanding Options				Exercisable Options
Exercise Price Range	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
(In U.S. Dollars)		(Years)			(In U.S. Dollars)
$5.65	100,000	1.70	$5.65	100,000	$5.65
$7.30	30,000	3.57	$7.30	30,000	$7.30
$7.92	45,000	3.69	$7.92	45,000	$7.92

During the years ended December 31, 2011 and 2010, no options were granted, exercised or cancelled and 15,000 (2010 – 738,334) options expired. The aggregate intrinsic value of options is calculated as the difference between the quoted market price for the Company’s common stock at December 31, 2011 and those options where the exercise price is below the quoted market price. As at December 31, 2011, the Company had 100,000 options with an exercise price below the quoted market price resulting in an aggregate intrinsic value of €32 (2010 – €170). The Company issues new shares upon the exercise of stock options.

Stock compensation expense recognized for the year ended December 31, 2011 was €nil (2010 – €nil; 2009 – €nil). As at December 31, 2011, all stock options had fully vested.

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of Euros, except per share data)

Note 13. Net Income (Loss) Per Share Attributable to Common Shareholders

	Years Ended December 31,
	2011	2010	2009
Net income (loss) attributable to common shareholders—basic	€50,075	€86,279	€(62,189)
Interest on convertible notes, net of tax	€797	2,439	—

Net income (loss) attributable to common shareholders—diluted	€50,872	€88,718	€(62,189)

Net income (loss) per share attributable to common shareholders
Basic	€1.00	€2.24	€(1.71)

Diluted	€0.89	€1.56	€(1.71)

Weighted average number of common shares outstanding:
Basic(1)	50,116,982	38,590,797	36,296,649
Effect of dilutive shares:
Performance shares	544,853	442,844	—
Restricted shares	87,923	26,683	—
Stock options and awards	57,483	—	—
Convertible notes	6,178,778	17,902,638	—

Diluted	56,986,019	56,962,962	36,296,649

(1)	The basic weighted average number of shares excluded 238,000 restricted shares which have been issued, but have not vested as at December 31, 2011.

The calculation of diluted net income (loss) per share attributable to common shareholders does not assume the exercise of any instruments that would have an anti-dilutive effect on earnings per share.

Stock options and awards excluded from the calculation of diluted income (loss) per share attributable to common shareholders because they are anti-dilutive represented 190,000 for the year ended December 31, 2010 (2009 – 928,334).

Restricted shares excluded from the calculation of diluted income (loss) per share attributable to common shareholders because they are anti-dilutive represented 21,000 for the year ended December 31, 2009.

Shares associated with the convertible notes excluded from the calculation of diluted income (loss) per share attributable to common shareholders because they are anti-dilutive represented 9,141,910 for the year ended December 31, 2009.

Performance shares excluded from the calculation of diluted net income (loss) per share attributable to common shareholders because they are anti-dilutive represented 369,924 for the year ended December 31, 2009.

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of Euros, except per share data)

Note 14. Business Segment Information

The Company has three operating segments, the individual pulp mills that are aggregated into one reportable business segment, market pulp. Accordingly, the results presented are those of the one reportable business segment.

The following table presents net sales from continuing operations to external customers by geographic area based on location of the customer.

	2011	2010	2009
Germany	€256,563	€278,348	€154,323
China	234,654	196,022	146,613
Italy	51,509	56,301	44,616
Other European Union countries(1)	175,937	182,246	107,276
Other Asia	30,872	37,561	38,946
North America	69,345	92,628	68,213
Other countries	823	1,503	8,312

	819,703	844,609	568,299
Energy revenues	57,972	44,225	42,501
Third party transportation revenues	11,693	11,702	8,999

	€889,368	€900,536	€619,799

(1)	Not including Germany or Italy; includes new entrant countries to the European Union from their time of admission.

The following table presents total long-lived assets from continuing operations by geographic area based on location of the asset.

	2011	2010
Germany	€638,467	€656,089
Canada	182,438	190,648
Other	69	30

	€820,974	€846,767

In 2011, no single customer accounted for 10% or more of the Company’s total pulp sales (2010 one customer – 11%; 2009 no single customer).

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of Euros, except per share data)

Note 15. Financial Instruments

The fair value of financial instruments at December 31 is summarized as follows:

	2011		2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	€105,072	€105,072	€99,022	€99,022
Marketable securities	12,372	12,372	275	275
Receivables	120,487	120,487	121,709	121,709
Note receivable	—	—	2,978	2,978
Accounts payable and other	99,640	99,640	84,873	84,873
Debt	734,086	717,522	821,924	847,875
Interest rate derivative contract—liability	52,391	52,391	50,973	50,973

Cash and Debt Instruments

Many of the Company’s transactions are denominated in foreign currencies, primarily the U.S. dollar. As a result of these transactions the Company and its subsidiaries have financial risk that the value of the Company’s financial instruments will vary due to fluctuations in foreign exchange rates.

The carrying value of cash and cash equivalents, note receivable and accounts payable and other approximates the fair value due to the immediate or short-term maturity of these financial instruments. The carrying value of receivables approximates the fair value due to their short-term nature and historical collectability. The fair value of debt reflects recent market transactions and discounted cash flow estimates. See the Fair Value Measurement and Disclosures section for details on how the fair value of the interest rate derivative contracts was determined. Marketable securities are recorded at fair value based on recent transactions.

The Company uses interest rate derivatives to fix the rate of interest on indebtedness under the Stendal Loan Facility and sometimes uses foreign exchange derivatives to convert some costs (including currency swaps relating to long-term indebtedness) from Euros to U.S. dollars. As at December 31, 2011, there were only interest rate derivative instruments in place and there were no foreign exchange derivatives outstanding. The interest rate derivative contracts are with a large European bank that is the largest holder of the Stendal Loan Facility and the Company does not anticipate non-performance.

Energy Derivatives

The Company is also subject to price risk for electricity used in its manufacturing operations. The Company enters into electricity forward sales contracts when it sees an opportunity to sell forward electricity at opportunistic rates. No electricity forward sales contracts were entered into in 2009, 2010, and 2011. Although the Company does not currently have plans to enter into such transactions, the Company may enter into similar electricity derivative contracts. Gains or losses from energy derivatives would be included within “Operating costs” in the Consolidated Statement of Operations.

Interest Rate Derivatives

During 2004, the Company entered into certain variable-to-fixed interest rate swaps in connection with the Stendal mill with respect to an aggregate maximum amount of approximately €612,600 of the principal amount

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of Euros, except per share data)

Note 15. Financial Instruments (continued)

of the indebtedness under the Stendal Loan Facility. Under the remaining interest rate swap, the Company pays a fixed rate and receives a floating rate with the interest payments being calculated on a notional amount. Currently, the contract has an aggregate notional amount of €404,448 at a fixed interest rate of 5.28% and it matures in October 2017 (which for the most part matches the maturity of the Stendal Loan Facility). The Company recognized an unrealized loss of €1,418, with respect to this interest rate swap for the year ended December 31, 2011 (2010 – an unrealized gain of €1,899; 2009 – an unrealized loss of €5,760) in the “Gain (loss) on derivative instruments” line in the Consolidated Statement of Operations. Derivative instruments are required to be measured at fair value. Accordingly, the fair value of the interest rate swap is presented in the “Unrealized interest rate derivative losses” line in the Consolidated Balance Sheet, which currently amounts to a cumulative unrealized loss of €52,391 (2010 – €50,973).

Foreign Exchange Derivatives

The Company did not enter into foreign exchange derivatives in 2011, 2010 and 2009.

Credit Risk

The Company’s credit risk is primarily attributable to cash held in bank accounts and accounts receivable. The Company maintains cash balances in foreign financial institutions in excess of insured limits. The Company limits its credit exposure on cash held in bank accounts by investing cash in excess of short-term operating requirements and debt obligations in low risk government bonds, or similar debt instruments. The Company’s credit risk associated with the sale of pulp products is managed through establishing long-term contractual relationships with its customers, the purchase of credit insurance and for certain customers a letter of credit is received prior to shipping its product. Concentrations of credit risk on the sale of pulp products are with customers and agents based in Germany, China, Italy and the United States.

The carrying amount of cash and cash equivalents of €105,072 and receivables of €120,487 recorded in the Consolidated Balance Sheet, net of any allowances for losses, represents the Company’s maximum exposure to credit risk.

Fair Value Measurement and Disclosures

The fair value methodologies and, as a result, the fair value of the Company’s investments and derivative instruments are determined based on the fair value hierarchy provided in ASC 820, and are as follows:

Level 1—Valuations based on quoted prices in active markets for identical assets and liabilities.

Level 2—Valuations based on observable inputs in active markets for similar assets and liabilities, other than Level 1 prices, such as quoted interest or currency exchange rates.

Level 3—Valuations based on significant unobservable inputs that are supported by little or no market activity, such as discounted cash flow methodologies based on internal cash flow forecasts.

The Company classified its marketable security investments within Level 1 of the valuation hierarchy because quoted prices are available in an active market for both the exchange-traded equities and the German federal

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of Euros, except per share data)

Note 15. Financial Instruments (continued)

government bonds. The Company classified the German federal government bonds as available-for-sale as it is not certain these investments will be held to maturity, nor does the Company intend to actively trade these investments.

The Company’s derivatives are classified within Level 2 of the valuation hierarchy, as they are traded on the over-the-counter market and are valued using internal models that use as their basis readily observable market inputs, such as forward interest rates and yield curves observable at specified intervals.

The valuation techniques used by the Company in determining the fair value of the derivative instruments are based upon observable inputs. Observable inputs reflect market data obtained from independent sources. In addition, the Company considered the risk of non-performance of the obligor, which in some cases reflects the Company’s own credit risk. The counterparty to our interest rate swap derivative is a multi-national financial institution.

The following table presents a summary of the Company’s outstanding financial instruments and their estimated fair values under the hierarchy defined in ASC 820:

	Fair value measurements at December 31, 2011 using:
Description	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets
Marketable securities
German federal government bonds	€12,216	€—	€—	€12,216
Exchange traded equities	156	—	—	156

	€12,372	€—	€—	€12,372

Liabilities
Derivatives
Interest rate swap	€—	€52,391	€—	€52,391

	Fair value measurements at December 31, 2010 using:
Description	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets
Exchange traded equities	€275	€—	€—	€275

Liabilities
Derivatives
Interest rate swap	€—	€50,973	€—	€50,973

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of Euros, except per share data)

Note 16. Lease Commitments

Minimum lease payments, primarily for various vehicles, and plant and equipment under capital and non-cancellable operating leases and the present value of net minimum payments at December 31, 2011 were as follows:

	Capital Leases	Operating Leases
2012	€2,719	€3,167
2013	1,308	2,819
2014	946	1,597
2015	993	1,565
2016	490	1,076
Thereafter	3,362	2,900

Total	€9,818	€13,124

Less imputed interest	1,782

Total present value of minimum capitalized payments	8,036
Less current portion of capital lease obligations	2,505

Long-term capital lease obligations	€5,531

Rent expense under operating leases was €3,313 for 2011 (2010 – €2,246; 2009 – €1,218). The current portion of the capital lease obligations is included in “Accounts payable and other” and the long-term portion is included in “Capital leases and other” in the Consolidated Balance Sheet.

Note 17. Commitments and Contingencies

(a)	At December 31, 2011, the Company has a liability for environmental conservation expenditures of approximately €2,449. Management believes the accrued amount recorded is sufficient.

(b)	The Company is subject to regulations that require the handling and disposal of asbestos in a prescribed manner if a property undergoes a major renovation or demolition. Otherwise, the Company is not required to remove the asbestos from its facilities. Generally asbestos is found on steam and condensate piping systems as well as certain cladding on buildings and in building insulation throughout older facilities. The Company’s obligations for the proper removal and disposal of asbestos products from the Company’s mills meets the definition of a conditional asset retirement obligation as found in FASB’s Accounting Standards Codification No. 410, Asset Retirement and Environment (“ASC 410”). As a result of the longevity of the Company’s mills, due in part to the maintenance procedures and the fact that the Company does not have plans for major changes that require the removal of asbestos, the timing of the asbestos removal is indeterminate. As a result, the Company is currently unable to reasonably estimate the fair value of its asbestos removal and disposal obligation. The Company will recognize a liability in the period in which sufficient information is available to reasonably estimate its fair value.

(c)

Pursuant to an arbitration proceeding with the general construction contractor of the Stendal mill regarding certain warranty claims, the Company acted upon a bank guarantee for defect liability on civil works that was about to expire as provided in the engineering, procurement, and construction contract. On January 28, 2011, the Company received approximately €10,000 (the “Guarantee Amount”), which is intended to

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of Euros, except per share data)

Note 17. Commitments and Contingencies (continued)

compensate the Company for remediation work that is required at the Stendal mill, but it is less than the amount claimed by the Company under the arbitration. Consequently, the arbitration proceeding is ongoing, and there is no certainty that the Company will be successful with its claims.

(d)	The Company is involved in a property transfer tax dispute with respect to the Celgar mill and certain other legal actions and claims arising in the ordinary course of business. While the outcome of these legal actions and claims cannot be predicted with certainty, it is the opinion of management that the outcome of any such claim which is pending or threatened, either individually or on a combined basis, will not have a material adverse effect on the consolidated financial condition, results of operations or liquidity of the Company.

(e)	The Company had also entered into certain other capital commitments at the Rosenthal mill, none of which is individually material.

(f)	The Company entered into certain minimum or fixed purchase commitments primarily related to the purchase of raw materials, none of which are individually material, that extend beyond 2012. Commitments under these contracts are approximately €1,000 in 2012, approximately €500 in 2013 and approximately €200 in 2014.

Note 18. Subsequent Event

In January 2012, the Company’s majority owned subsidiary secured a new €17,000 five year amortizing secured term debt facility, of which 80% is guaranteed by the State of Saxony-Anhalt. The facility is non-recourse to Mercer. The facility will be used to finance a project, referred to as “Project Blue Mill”, to increase the Stendal mill’s annual pulp production capacity by 30,000 air-dried metric tonnes and includes the installation of an additional 40 megawatt steam turbine. The balance of the costs will be funded through operating cash flow of the Stendal mill, government grants and up to an aggregate of €6,500 in shareholder loans split pro-rata between Mercer and Stendal’s noncontrolling shareholder.

As part of Project Blue Mill, subsequent to year end, the Company entered into approximately €12,800 of fixed purchase commitments for capital equipment.

Note 19. Restricted Group Supplemental Disclosure

The terms of the indentures governing our 9.50% senior secured notes require that we provide the results of operations and financial condition of Mercer International Inc. and our restricted subsidiaries under the indenture, collectively referred to as the “Restricted Group”. As at and during the years ended December 31, 2011 and 2010, the Restricted Group was comprised of Mercer International Inc., certain holding subsidiaries and our Rosenthal and Celgar mills. The Restricted Group excludes the Stendal mill.

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of Euros, except per share data)

Note 19. Restricted Group Supplemental Disclosure (continued)

Combined Condensed Balance Sheets

	December 31, 2011
	Restricted Group	Unrestricted Subsidiaries	Eliminations	Consolidated Group
ASSETS
Current assets
Cash and cash equivalents	€44,829	€60,243	€—	€105,072
Marketable securities	12,216	—	—	12,216
Receivables	62,697	57,790	—	120,487
Inventories	71,692	48,847	—	120,539
Prepaid expenses and other	5,019	3,143	—	8,162
Deferred income tax	5,179	1,571	—	6,750

Total current assets	201,632	171,594	—	373,226
Long-term assets
Property, plant and equipment	353,925	467,049	—	820,974
Deferred note issuance and other	5,971	4,792	—	10,763
Deferred income tax	8,492	3,795	—	12,287
Due from unrestricted group	88,824	—	(88,824)	—

Total assets	€658,844	€647,230	€(88,824)	€1,217,250

LIABILITIES
Current liabilities
Accounts payable and other	€49,815	€49,825	€—	€99,640
Pension and other post-retirement benefit obligations	756	—	—	756
Debt	1,088	24,583	—	25,671

Total current liabilities	51,659	74,408	—	126,067
Long-term liabilities
Debt	222,384	486,031	—	708,415
Due to restricted group	—	88,824	(88,824)	—
Unrealized interest rate derivative losses	—	52,391	—	52,391
Pension and other post-retirement benefit obligations	31,197	—	—	31,197
Capital leases and other	6,604	6,449	—	13,053
Deferred income tax	2,585	—	—	2,585

Total liabilities	314,429	708,103	(88,824)	933,708

EQUITY
Total shareholders’ equity (deficit)	344,415	(42,299)	—	302,116
Noncontrolling interest (deficit)	—	(18,574)	—	(18,574)

Total liabilities and equity	€658,844	€647,230	€(88,824)	€1,217,250

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of Euros, except per share data)

Note 19. Restricted Group Supplemental Disclosure (continued)

Combined Condensed Balance Sheets

	December 31, 2010
	Restricted Group	Unrestricted Subsidiaries	Eliminations	Consolidated Group
ASSETS
Current assets
Cash and cash equivalents	€50,654	€48,368	€—	€99,022
Receivables	70,865	50,844	—	121,709
Inventories	60,910	41,309	—	102,219
Prepaid expenses and other	6,840	4,520	—	11,360
Deferred income tax	22,570	—	—	22,570

Total current assets	211,839	145,041	—	356,880
Long-term assets
Property, plant and equipment	362,274	484,493	—	846,767
Deferred note issuance and other	6,903	4,179	—	11,082
Due from unrestricted group	80,582	—	(80,582)	—
Note receivable	1,346	—	—	1,346

Total assets	€662,944	€633,713	€(80,582)	€1,216,075

LIABILITIES
Current liabilities
Accounts payable and other	€44,015	€40,858	€—	€84,873
Pension and other post-retirement benefit obligations	728	—	—	728
Debt	16,429	23,167	—	39,596

Total current liabilities	61,172	64,025	—	125,197
Long-term liabilities
Debt	273,473	508,855	—	782,328
Due to restricted group	—	80,582	(80,582)	—
Unrealized interest rate derivative losses	—	50,973	—	50,973
Pension and other post-retirement benefit obligations	24,236	—	—	24,236
Capital leases and other	7,154	4,856	—	12,010
Deferred income tax	7,768	—	—	7,768

Total liabilities	373,803	709,291	(80,582)	1,002,512

EQUITY
Total shareholders’ equity (deficit)	289,141	(53,073)	—	236,068
Noncontrolling interest (deficit)	—	(22,505)	—	(22,505)

Total liabilities and equity	€662,944	€633,713	€(80,582)	€1,216,075

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of Euros, except per share data)

Note 19. Restricted Group Supplemental Disclosure (continued)

Combined Condensed Statements of Operations

	Year Ended December 31, 2011
	Restricted Group	Unrestricted Subsidiaries	Eliminations	Consolidated Group
Revenues
Pulp	€473,992	€357,404	€—	€831,396
Energy	25,473	32,499	—	57,972

	499,465	389,903	—	889,368

Operating costs	382,555	301,163	—	683,718
Operating depreciation and amortization	29,841	25,919	—	55,760
Selling, general and administrative expenses	24,126	14,645	—	38,771

	436,522	341,727	—	778,249

Operating income	62,943	48,176	—	111,119

Other income (expense)
Interest expense	(24,886)	(39,074)	4,965	(58,995)
Investment income (loss)	5,262	1,204	(4,965)	1,501
Foreign exchange gain on debt	1,175	—	—	1,175
Loss on extinguishment of debt	(71)	—	—	(71)
Loss on derivative instruments	—	(1,418)	—	(1,418)

Total other income (expense)	(18,520)	(39,288)	—	(57,808)

Income before income taxes	44,423	8,888	—	53,311
Income tax benefit (provision)	(4,614)	5,309	—	695

Net income	39,809	14,197	—	54,006
Less: net income attributable to noncontrolling interest	—	(3,931)	—	(3,931)

Net income attributable to common shareholders	€39,809	€10,266	€—	€50,075

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of Euros, except per share data)

Note 19. Restricted Group Supplemental Disclosure (continued)

Combined Condensed Statements of Operations

	Year Ended December 31, 2010
	Restricted Group	Unrestricted Subsidiaries	Eliminations	Consolidated Group
Revenues
Pulp	€490,020	€366,291	€—	€856,311
Energy	15,145	29,080	—	44,225

	505,165	395,371	—	900,536

Operating costs	361,272	282,257	—	643,529
Operating depreciation and amortization	29,971	25,961	—	55,932
Selling, general and administrative expenses	20,231	13,101	—	33,332

	411,474	321,319	—	732,793

Operating income	93,691	74,052	—	167,743

Other income (expense)
Interest expense	(31,498)	(40,852)	4,729	(67,621)
Investment income (loss)	5,103	94	(4,729)	468
Foreign exchange loss on debt	(6,126)	—	—	(6,126)
Loss on extinguishment of debt	(7,494)	—	—	(7,494)
Gain on derivative instruments	—	1,899	—	1,899

Total other income (expense)	(40,015)	(38,859)	—	(78,874)

Income before income taxes	53,676	35,193	—	88,869
Income tax benefit (provision)	8,651	(2,772)	—	5,879

Net income	62,327	32,421	—	94,748
Less: net income attributable to noncontrolling interest	—	(8,469)	—	(8,469)

Net income attributable to common shareholders	€62,327	€23,952	€—	€86,279

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of Euros, except per share data)

Note 19. Restricted Group Supplemental Disclosure (continued)

Combined Condensed Statements of Operations

	Year Ended December 31, 2009
	Restricted Group	Unrestricted Subsidiaries	Eliminations	Consolidated Group
Revenues
Pulp	€318,448	€258,850	€—	€577,298
Energy	15,183	27,318	—	42,501

	333,631	286,168	—	619,799

Operating costs	312,029	239,752	—	551,781
Operating depreciation and amortization	27,453	26,466	—	53,919
Selling, general and administrative expenses	15,049	11,849	—	26,898

	354,531	278,067	—	632,598

Operating income (loss)	(20,900)	8,101	—	(12,799)

Other income (expense)
Interest expense	(27,351)	(41,932)	4,513	(64,770)
Investment income (loss)	5,002	(2,293)	(4,513)	(1,804)
Foreign exchange gain on debt	2,692	—	—	2,692
Gain on extinguishment of debt	4,447	—	—	4,447
Loss on derivative instruments	—	(5,760)	—	(5,760)

Total other income (expense)	(15,210)	(49,985)	—	(65,195)

Loss before income taxes	(36,110)	(41,884)	—	(77,994)
Income tax benefit	183	5,686	—	5,869

Net loss	(35,927)	(36,198)	—	(72,125)
Less: net loss attributable to noncontrolling interest	—	9,936	—	9,936

Net loss attributable to common shareholders	€(35,927)	€(26,262)	€—	€(62,189)

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of Euros, except per share data)

Note 19. Restricted Group Supplemental Disclosure (continued)

Combined Condensed Statements of Cash Flows

	Year Ended December 31, 2011
	Restricted Group	Unrestricted Group	Consolidated Group
Cash flows from (used in) operating activities
Net income attributable to common shareholders	€39,809	€10,266	€50,075
Adjustments to reconcile net income attributable to common shareholders to cash flows from operating activities
Loss on derivative instruments	—	1,418	1,418
Foreign exchange gain on debt	(1,175)	—	(1,175)
Loss on extinguishment of debt	71	—	71
Depreciation and amortization	30,086	25,919	56,005
Accretion expense	597	—	597
Noncontrolling interest	—	3,931	3,931
Deferred income taxes	2,989	(5,366)	(2,377)
Stock compensation expense	3,310	—	3,310
Pension and other post-retirement expense, net of funding	(269)	—	(269)
Other	816	492	1,308
Changes in current assets and liabilities
Receivables	3,255	(4,859)	(1,604)
Inventories	(10,175)	(7,538)	(17,713)
Accounts payable and accrued expenses	5,868	8,384	14,252
Other(1)	(8,503)	11,729	3,226

Net cash from operating activities	66,679	44,376	111,055
Cash flows from (used in) investing activities
Purchase of property, plant and equipment	(29,513)	(8,296)	(37,809)
Proceeds on sale of property, plant and equipment	327	486	813
Note receivable	2,865	—	2,865
Purchase of marketable securities	(12,187)	—	(12,187)

Net cash used in investing activities	(38,508)	(7,810)	(46,318)
Cash flows from (used in) financing activities
Repayment of notes payable and debt	(26,026)	(23,167)	(49,193)
Repayment of capital lease obligations	(1,310)	(1,632)	(2,942)
Proceeds from (repayment of) credit facilities, net	(14,652)	—	(14,652)
Proceeds from government grants	14,091	108	14,199
Purchase of treasury shares	(7,476)	—	(7,476)

Net cash used in financing activities	(35,373)	(24,691)	(60,064)
Effect of exchange rate changes on cash and cash equivalents	1,377	—	1,377

Net increase (decrease) in cash and cash equivalents	(5,825)	11,875	6,050
Cash and cash equivalents, beginning of year	50,654	48,368	99,022

Cash and cash equivalents, end of year	€44,829	€60,243	€105,072

(1)	Includes intercompany working capital related transactions.

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of Euros, except per share data)

Note 19. Restricted Group Supplemental Disclosure (continued)

Combined Condensed Statements of Cash Flows

	Year Ended December 31, 2010
	Restricted Group	Unrestricted Group	Consolidated Group
Cash flows from (used in) operating activities
Net income attributable to common shareholders	€62,327	€23,952	€86,279
Adjustments to reconcile net income attributable to common shareholders to cash flows from operating activities
Gain on derivative instruments	—	(1,899)	(1,899)
Foreign exchange loss on debt	6,126	—	6,126
Loss on extinguishment of debt	7,494	—	7,494
Depreciation and amortization	30,270	25,961	56,231
Accretion expense	2,492	—	2,492
Noncontrolling interest	—	8,469	8,469
Deferred income taxes	(9,760)	—	(9,760)
Stock compensation expense	2,394	—	2,394
Pension and other post-retirement expense, net of funding	418	—	418
Other	2,519	2,671	5,190
Changes in current assets and liabilities
Receivables	(25,913)	(14,125)	(40,038)
Inventories	(2,885)	(21,577)	(24,462)
Accounts payable and accrued expenses	(10,304)	7,215	(3,089)
Other(1)	(10,597)	6,031	(4,566)

Net cash from operating activities	54,581	36,698	91,279
Cash flows from (used in) investing activities
Purchase of property, plant and equipment	(34,675)	(3,625)	(38,300)
Proceeds on sale of property, plant and equipment	251	887	1,138
Note receivable	1,113	—	1,113

Net cash used in investing activities	(33,311)	(2,738)	(36,049)
Cash flows from (used in) financing activities
Repayment of notes payable and debt	(220,665)	(13,917)	(234,582)
Repayment of capital lease obligations	(589)	(2,331)	(2,920)
Proceeds from borrowings of notes payable and debt	222,177	—	222,177
Proceeds from (repayment of) credit facilities, net	(2,660)	—	(2,660)
Proceeds from government grants	17,952	—	17,952
Payment of note issuance costs	(6,095)	—	(6,095)

Net cash from (used in) financing activities	10,120	(16,248)	(6,128)
Effect of exchange rate changes on cash and cash equivalents	(1,371)	—	(1,371)

Net increase in cash and cash equivalents	30,019	17,712	47,731
Cash and cash equivalents, beginning of year	20,635	30,656	51,291

Cash and cash equivalents, end of year	€50,654	€48,368	€99,022

(1)	Includes intercompany working capital related transactions.

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of Euros, except per share data)

Note 19. Restricted Group Supplemental Disclosure (continued)

Combined Condensed Statements of Cash Flows

	Year Ended December 31, 2009
	Restricted Group	Unrestricted Group	Consolidated Group
Cash flows from (used in) operating activities
Net loss attributable to common shareholders	€(35,927)	€(26,262)	€(62,189)
Adjustments to reconcile net loss attributable to common shareholders to cash flows from operating activities
Loss on derivative instruments	—	5,760	5,760
Foreign exchange gain on debt	(2,692)	—	(2,692)
Gain on extinguishment of debt	(4,447)	—	(4,447)
Depreciation and amortization	27,704	26,466	54,170
Accretion expense	181	—	181
Noncontrolling interest	—	(9,936)	(9,936)
Deferred income taxes	(176)	(5,827)	(6,003)
Stock compensation expense	455	—	455
Pension and other post-retirement expense, net of funding	282	—	282
Other	934	1,548	2,482
Changes in current assets and liabilities
Receivables	26,140	5,767	31,907
Inventories	13,234	18,924	32,158
Accounts payable and accrued expenses	5,839	(8,789)	(2,950)
Other(1)	(18,265)	16,406	(1,859)

Net cash from operating activities	13,262	24,057	37,319
Cash flows from (used in) investing activities
Purchase of property, plant and equipment	(26,839)	(1,989)	(28,828)
Proceeds on sale of property, plant and equipment	158	278	436
Cash, restricted	—	13,000	13,000
Note receivable	152	—	152

Net cash from (used in) investing activities	(26,529)	11,289	(15,240)
Cash flows from (used in) financing activities
Repayment of notes payable and debt	(10,000)	(16,499)	(26,499)
Repayment of capital lease obligations	(680)	(2,498)	(3,178)
Proceeds from borrowings of notes payable and debt	13,511	—	13,511
Proceeds from (repayment of) credit facilities, net	(4,272)	—	(4,272)
Proceeds from government investment grants	9,058	—	9,058
Payment of note issuance costs	—	(1,969)	(1,969)

Net cash from (used in) financing activities	7,617	(20,966)	(13,349)
Effect of exchange rate changes on cash and cash equivalents	109	—	109

Net increase (decrease) in cash and cash equivalents	(5,541)	14,380	8,839
Cash and cash equivalents, beginning of year	26,176	16,276	42,452

Cash and cash equivalents, end of year	€20,635	€30,656	€51,291

(1)	Includes intercompany working capital related transactions.

SUPPLEMENTARY FINANCIAL INFORMATION (UNAUDITED)

Quarterly Financial Data

(Thousands of Euros, except per share amounts)

	Quarters Ended
	March 31	June 30	September 30	December 31
2011
Revenues	€224,135	€231,215	€204,778	€229,240
Gross profit	36,644	36,211	35,307	2,957
Net income (loss) attributable to common shareholders	29,053	14,383	8,440	(1,801)
Net income (loss) per share attributable to common shareholders*	0.52	0.26	0.15	(0.03)
2010
Revenues	€180,252	€240,224	€234,418	€245,642
Gross profit	18,024	47,888	51,411	50,420
Net income (loss) attributable to common shareholders	(7,546)	12,401	46,135	35,289
Net income (loss) per share attributable to common shareholders*	(0.21)	0.23	0.82	0.63

*	On a diluted basis

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERCER INTERNATIONAL INC.

Dated: February 21, 2012	By:	/s/ JIMMY S.H. LEE
Jimmy S.H. Lee
Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ JIMMY S.H. LEE Jimmy S.H. Lee Chairman, Chief Executive Officer and Director	Date: February 21, 2012

/s/ DAVID M. GANDOSSI David M. Gandossi Secretary, Executive Vice President, Chief Financial Officer and Principal Accounting Officer	Date: February 21, 2012

/s/ ERIC LAURITZEN Eric Lauritzen Director	Date: February 21, 2012

/s/ WILLIAM D. MCCARTNEY William D. McCartney Director	Date: February 21, 2012

/s/ GRAEME A. WITTS Graeme A. Witts Director	Date: February 21, 2012

/s/ GUY W. ADAMS Guy W. Adams Director	Date: February 21, 2012

/s/ BERNARD PICCHI Bernard Picchi Director	Date: February 21, 2012

/s/ JAMES SHEPHERD James Shepherd Director	Date: February 21, 2012

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

2.1	Agreement and Plan of Merger among Mercer International Inc., Mercer International Regco Inc. and Mercer Delaware Inc. dated December 14, 2005. Incorporated by reference to the Proxy Statement/Prospectus filed on December 15, 2005.

2.2	Support Agreement dated February 9, 2012 among Mercer International Inc. and Fibrek Inc.

3.1	Articles of Incorporation of the Company, as amended. Incorporated by reference from Form 8-A dated March 1, 2006.

3.2	Bylaws of the Company. Incorporated by reference from Form 8-A dated March 1, 2006.

4.1	Indenture dated as of November 17, 2010 between Mercer International Inc. and Wells Fargo Bank, National Association. Incorporated by reference from Form 8-K dated November 19, 2010.

10.1	Project Financing Facility Agreement dated August 26, 2002 between Zellstoff Stendal GmbH and Bayerische Hypo-und Vereinsbank AG, as amended by Amendment, Restatement and Undertaking Agreement dated January 31, 2009 and the Amendment Agreement dated January 20, 2011.

10.2	Project Blue Mill Financing Facility Agreement dated January 20, 2012 between Zellstoff Stendal GmbH and Unicredit Bank AG and IKB Deutsche Industriebank AG.

10.3	Shareholders’ Undertaking Agreement dated August 26, 2002 among Mercer International Inc., Stendal Pulp Holdings GmbH, RWE Industrie-Lösungen GmbH, AIG Altmark Industrie AG and FAHR Beteiligungen AG and Zellstoff Stendal GmbH and Bayerische Hypo-und Vereinsbank AG. As amended by the Amendment Restatement and Undertaking Agreement.

10.4	Shareholders’ Agreement dated August 26, 2002 among Zellstoff Stendal GmbH, Stendal Pulp Holdings GmbH, RWE Industrie-Lösungen GmbH and FAHR Beteiligungen AG. As amended by the Amendment Agreement dated January 20, 2012.

10.5*	Contract for the Engineering, Design, Procurement, Construction, Erection and Start-Up of a Kraft Pulp Mill between Zellstoff Stendal GmbH and RWE Industrie-Lösungen GmbH dated August 26, 2002. Certain non-public information has been omitted from the appendices to Exhibit 10.4 pursuant to a request for confidential treatment filed with the SEC. Such non-public information was filed with the SEC on a confidential basis. The SEC approved the request for confidential treatment in January 2004.

10.6*	Form of Trustee’s Indemnity Agreement between Mercer International Inc. and its Trustees.

10.7	Employment Agreement dated for reference August 7, 2003 between Mercer International Inc. and David Gandossi. Incorporated by reference from Form 8-K dated August 11, 2003.

10.8	Employment Agreement effective as of April 28, 2004 between Mercer International Inc. and Jimmy S.H. Lee. Incorporated by reference from Form 8-K dated April 28, 2004.

10.9	2004 Stock Incentive Plan. Incorporated by reference from Form S-8 dated June 15, 2004.

10.10	2010 Stock Incentive Plan. Incorporated by reference from Form S-8 dated June 11, 2010.

10.11	Employment Agreement dated October 2, 2006 between Stendal Pulp Holding GmbH and Wolfram Ridder. Incorporated by reference from Form 8-K dated October 2, 2006.

10.12*	Employment Agreement effective September 25, 2006 between Mercer International Inc. and Claes-Inge Isacson dated December 5, 2008.

10.13	Employment Agreement effective September 1, 2005 between Mercer International Inc. and Leonhard Nossol dated August 18, 2005. Incorporated by reference from Form 10-Q dated May 6, 2008.

10.14*	Electricity Purchase Agreement effective January 27, 2009 between Zellstoff Celgar Limited Partnership and British Columbia Hydro and Power Authority. Certain non-public information has been omitted from the appendices to Exhibit 10.13 pursuant to a request for confidential treatment filed with the SEC. Such non-public information was filed with the SEC on a confidential basis. The SEC approved the request for confidential treatment in March 2009.

10.15	Revolving Credit Facility Agreement dated August 19, 2009 among D&Z Holding GmbH, Zellstoff-und Papierfabrik Rosenthal GmbH, D&Z Beteiligungs GmbH and ZPR Logistik GmbH and Bayerische Hypo-und Vereinsbank AG. Incorporated by reference from Form 8-K dated August 24, 2009.

10.16	Loan Agreement dated August 19, 2009 among Zellstoff-und Papierfabrik Rosenthal GmbH, as borrower, and Bayerische Hypo-und Vereinsbank Aktiengesellschaft, as lender. Incorporated by reference from Form 8-K dated August 24, 2009.

10.17	Amended and Restated Credit Agreement dated as of November 27, 2009 among Zellstoff Celgar Limited Partnership, as borrower, and the lenders from time to time parties thereto, as lenders, and CIT Business Credit Canada Inc., as agent. Incorporated by reference from Form 8-K dated November 30, 2009.

10.18	Special Warrant Agreement dated as of February 9, 2012 among Mercer International Inc. and Fibrek Inc.

14	Code of Business Conduct and Ethics. Incorporated by reference from the definitive proxy statement on Schedule 14A dated August 11, 2003.

99.1	Audit Committee Charter. Incorporated by reference from the definitive proxy statement on Schedule 14A dated April 28, 2005.

99.2	Governance and Nominating Committee Charter. Incorporated by reference from the definitive proxy statement on Schedule 14A dated April 28, 2004.

99.3	Exchange Agreement dated November 25, 2009 between Mercer International Inc. and IAT Reinsurance Co. Ltd. Incorporated by reference from Form 8-K filed November 27, 2009.

99.4	Exchange Agreement dated November 25, 2009 between Mercer International Inc. and Alden Global Distressed Opportunities Fund L.P. Incorporated by reference from Form 8-K filed November 27, 2009.

99.5	Exchange Agreement dated November 25, 2009 between Mercer International Inc. and Greenlight Capital Qualified LP, Greenlight Capital LP and Greenlight Capital Offshore Partners. Incorporated by reference from Form 8-K filed November 27, 2009.

21	List of Subsidiaries of Registrant.

23.1	Consent of Independent Registered Chartered Accountants – PricewaterhouseCoopers LLP.

31.1	Section 302 Certificate of Chief Executive Officer.

31.2	Section 302 Certificate of Chief Financial Officer.

32.1**	Section 906 Certificate of Chief Executive Officer.

32.2**	Section 906 Certificate of Chief Financial Officer.

*	Filed in Form 10-K for prior years.
**	In accordance with Release 33-8212 of the SEC, these Certifications: (i) are “furnished” to the SEC and are not “filed” for the purposes of liability under the Exchange Act; and (ii) are not to be subject to automatic incorporation by reference into any of the Company’s registration statements filed under the Securities Act for the purposes of liability thereunder or any offering memorandum, unless the Company specifically incorporates them by reference therein.