Form 10-Q
period 2012-03-31
MERCER INTERNATIONAL INC.
filed 2012-05-07
CIK 1333274

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File No.: 000-51826

MERCER INTERNATIONAL INC.

(Exact name of Registrant as specified in its charter)

Washington	47-0956945
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The Registrant had 55,779,204 shares of common stock outstanding as at May 4, 2012.

PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

MERCER INTERNATIONAL INC.

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2012

(Unaudited)

FORM 10-Q

QUARTERLY REPORT - PAGE 2

MERCER INTERNATIONAL INC.

INTERIM CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands of Euros)

	March 31, 2012	December 31, 2011
ASSETS
Current assets
Cash and cash equivalents	€124,196	€105,072
Marketable securities	12,209	12,216
Receivables	116,797	120,487
Inventories (Note 2)	108,379	120,539
Prepaid expenses and other	7,350	8,162
Deferred income tax	6,677	6,750

Total current assets	375,608	373,226

Long-term assets
Property, plant and equipment	813,137	820,974
Deferred note issuance and other	11,770	10,763
Deferred income tax	12,684	12,287

	837,591	844,024

Total assets	€1,213,199	€1,217,250

LIABILITIES
Current liabilities
Accounts payable and other	€100,725	€99,640
Pension and other post-retirement benefit obligations (Note 4)	749	756
Debt (Note 3)	36,088	25,671

Total current liabilities	137,562	126,067

Long-term liabilities
Debt (Note 3)	687,723	708,415
Unrealized interest rate derivative losses (Note 8)	51,515	52,391
Pension and other post-retirement benefit obligations (Note 4)	30,859	31,197
Capital leases and other	12,646	13,053
Deferred income tax	4,270	2,585

	787,013	807,641

Total liabilities	€924,575	€933,708

EQUITY
Shareholders’ equity
Share capital (Note 5)	248,014	247,642
Paid-in capital	(4,355)	(4,857)
Retained earnings	39,158	37,985
Accumulated other comprehensive income	23,710	21,346

Total shareholders’ equity	306,527	302,116

Noncontrolling deficit	(17,903)	(18,574)

Total equity	288,624	283,542

Total liabilities and equity	€1,213,199	€1,217,250

Commitments and contingencies (Note 10)

The accompanying notes are an integral part of these interim consolidated financial statements.

FORM 10-Q

QUARTERLY REPORT - PAGE 3

MERCER INTERNATIONAL INC.

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands of Euros, except per share data)

	Three Months Ended
	March 31,
	2012	2011
Revenues
Pulp	€199,439	€210,458
Energy	16,111	13,677

	215,550	224,135
Costs and expenses
Operating costs	174,962	163,355
Operating depreciation and amortization	14,287	14,076

	26,301	46,704
Selling, general and administrative expenses	10,058	10,060

Operating income	16,243	36,644

Other income (expense)
Interest expense	(14,133)	(15,906)
Gain on derivative instruments (Note 8)	876	12,243
Foreign exchange gain on debt	—	1,111
Other income (expense)	(410)	327

Total other income (expense)	(13,667)	(2,225)

Income before income taxes	2,576	34,419
Income tax provision – current	(56)	(819)
– deferred	(676)	—

Net income	1,844	33,600
Less: net income attributable to noncontrolling interest	(671)	(4,547)

Net income attributable to common shareholders	€1,173	€29,053

Net income per share attributable to common shareholders (Note 7)
Basic	€0.02	€0.66

Diluted	€0.02	€0.52

The accompanying notes are an integral part of these interim consolidated financial statements.

FORM 10-Q

QUARTERLY REPORT - PAGE 4

MERCER INTERNATIONAL INC.

INTERIM CONSOLIDATED STATEMENTS OF RETAINED EARNINGS

(Unaudited)

(In thousands of Euros)

	Three Months Ended
	March 31,
	2012	2011
Net income attributable to common shareholders	€1,173	€29,053
Retained earnings (deficit), beginning of period	37,985	(10,956)

Retained earnings, end of period	€39,158	€18,097

INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands of Euros)

	Three Months Ended
	March 31,
	2012	2011
Net income	€1,844	€33,600
Other comprehensive income, net of taxes
Foreign currency translation adjustment, net of tax benefit of €90 (2011 – nil)	2,147	3,464
Pension income	149	276
Unrealized gains on securities arising during the period	68	6

Other comprehensive income, net of taxes	2,364	3,746

Total comprehensive income	4,208	37,346
Comprehensive income attributable to noncontrolling interest	(671)	(4,547)

Comprehensive income attributable to common shareholders	€3,537	€32,799

The accompanying notes are an integral part of these interim consolidated financial statements.

FORM 10-Q

QUARTERLY REPORT - PAGE 5

MERCER INTERNATIONAL INC.

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands of Euros)

	Three Months Ended
	March 31,
	2012	2011
Cash flows from (used in) operating activities
Net income attributable to common shareholders	€1,173	€29,053
Adjustments to reconcile net income (loss) attributable to common shareholders to cash flows from operating activities
Gain on derivative instruments	(876)	(12,243)
Foreign exchange gain on debt	—	(1,111)
Depreciation and amortization	14,350	14,138
Accretion expense	—	470
Noncontrolling interest	671	4,547
Deferred income taxes	676	—
Stock compensation expense	868	2,068
Pension and other post-retirement expense, net of funding	(14)	(14)
Other	793	684
Changes in current assets and liabilities
Receivables	2,685	7,177
Inventories	11,738	4,313
Accounts payable and accrued expenses	2,649	25,388
Other	1,424	359

Net cash from operating activities	36,137	74,829

Cash flows from (used in) investing activities
Purchase of property, plant and equipment	(8,465)	(8,069)
Proceeds on sale of property, plant and equipment	226	353
Note receivable	—	396

Net cash used in investing activities	(8,239)	(7,320)

Cash flows from (used in) financing activities
Repayment of notes payable and debt	(10,126)	(30,351)
Repayment of capital lease obligations	(611)	(855)
Proceeds from (repayment of) credit facilities, net	3,759	(14,652)
Payment of note issuance costs	(1,621)	—
Proceeds from government grants	630	4,112

Net cash used in financing activities	(7,969)	(41,746)

Effect of exchange rate changes on cash and cash equivalents	(805)	(1,544)

Net increase in cash and cash equivalents	19,124	24,219
Cash and cash equivalents, beginning of period	105,072	99,022

Cash and cash equivalents, end of period	€124,196	€123,241

The accompanying notes are an integral part of these interim consolidated financial statements.

FORM 10-Q

QUARTERLY REPORT - PAGE 6

MERCER INTERNATIONAL INC.

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Unaudited)

(In thousands of Euros)

	Three Months Ended
	March 31,
	2012	2011
Supplemental disclosure of cash flow information
Cash paid during the period for
Interest	€4,827	€6,514
Income taxes	€2,608	€301
Supplemental schedule of non-cash investing and financing activities
Acquisition of production and other equipment under capital lease obligations	€—	€310
Increase (decrease) in accounts payable related to investing and financing activities	€(1,745)	€149
Increase (decrease) in accounts receivable and other current assets related to investing activities	€(638)	€204

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

(Unaudited)

(In thousands of Euros, except per share data)

Note 1.     The Company and Summary of Significant Accounting Policies (continued)

Recently Implemented Accounting Standards

In May 2011, FASB issued Accounting Standards Update 2011-04, Fair Value Measurements (“ASU 2011-04”), which expands the existing disclosure requirements for fair value measurements (particularly for Level 3 inputs) defined under FASB’s Accounting Standards Codification No. 820, Fair Value Measurement (“ASC 820”), and makes other amendments. Many of the amendments to ASC 820 are being made to eliminate wording differences between GAAP and International Financial Reporting Standards and are not intended to result in a change in the application of the requirements of ASC 820. However, some of the amendments clarify the application of existing fair value measurement requirements and others change certain requirements for measuring fair value and could change how the fair value measurement guidance in ASC 820 is applied. The measurement and disclosure requirements of ASU 2011-04 were effective for reporting periods beginning after December 15, 2011 and were applied prospectively. The adoption of this new guidance did not have an impact on the interim consolidated financial statements or related note disclosures.

In June 2011, FASB issued Accounting Standards Update 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”), which revises the manner in which entities present comprehensive income in their financial statements. The new guidance amends FASB’s Accounting Standards Codification No. 220, Comprehensive Income (“ASC 220”), and gives reporting entities the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income in either a continuous statement of comprehensive income or two separate but consecutive statements. Under the two-statement approach, which the Company currently uses, the first statement includes components of net income, and the second statement includes components of other comprehensive income. ASU 2011-05 does not change the items that must be reported in other comprehensive income. This new guidance was effective for reporting periods beginning after December 15, 2011 and was applied retrospectively. The adoption of this guidance did not have an impact on the interim consolidated financial statements or related note disclosures.

Note 2.     Inventories

	March 31, 2012	December 31, 2011
Raw materials	€38,348	€48,063
Finished goods	37,349	41,392
Spare parts, work in process and other	32,682	31,084

	€108,379	€120,539

FORM 10-Q

QUARTERLY REPORT - PAGE 9

MERCER INTERNATIONAL INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of Euros, except per share data)

Note 3.     Debt

Debt consists of the following:

	March 31, 2012	December 31, 2011
Note payable to bank, included in a total loan credit facility of €827,950 to finance the construction related to the Stendal mill (a)	€467,907	€477,490
Senior notes due December 2017, interest at 9.50% accrued and payable semi-annually, unsecured (b)	214,760	220,753
Credit agreement with a lender with respect to a revolving credit facility of C$40 million (c)	3,753	—
Term facility with banks with respect to Project Blue Mill at the Stendal mill of €17,000 (d)	—	—
Loan payable to the noncontrolling shareholder of the Stendal mill (e)	35,215	33,124
Investment loan agreement with a lender with respect to the wash press project at the Rosenthal mill of €4,351 (f)	2,176	2,719
Credit agreement with a bank with respect to a revolving credit facility of €25,000 (g)	—	—
Credit agreement with a bank with respect to a revolving credit facility of €3,500 (h)	—	—

	723,811	734,086
Less: current portion	(36,088)	(25,671)

Debt, less current portion	€687,723	€708,415

The Company made principal repayments under these facilities of €10,126 during the three month period ended March 31, 2012 (2011 – €30,351). As of March 31, 2012, the principal maturities of debt are as follows:

Matures	Amount
2012	€15,544
2013(1)	44,841
2014	40,544
2015	44,000
2016	44,000
Thereafter	534,882

€723,811

(1)	Includes €20,544 of principal debt repayments recorded as current debt as at March 31, 2012.

Certain of the Company’s debt instruments were issued under an indenture which, among other things, restricts its ability and the ability of its restricted subsidiaries to make certain payments. These limitations are subject to other important qualifications and exceptions. As at March 31, 2012, the Company was in compliance with the terms of the indenture.

(a)	Note payable to bank, included in a total loan facility of €827,950 to finance the construction related to the Stendal mill (“Stendal Loan Facility”), interest at rates varying from Euribor plus 0.90% to Euribor plus 1.80% (rates on amounts of borrowing at March 31, 2012 range from 2.14% to 2.89%), principal due in required installments beginning September 30, 2006 until September 30, 2017, collateralized by the assets of the Stendal mill, with 48% and 32% guaranteed by the Federal Republic of Germany and the State of Saxony-Anhalt, respectively, of up to €407,907 of outstanding principal, subject to a debt service reserve account (“DSRA”) required to pay amounts due in the following 12 months under the terms of the Stendal Loan Facility; payment of dividends is only permitted if certain cash flow requirements are met. See Note 8 – Derivative Transactions for a discussion of the Company’s variable-to-fixed interest rate swap that was put in place to effectively fix the interest rate on the Stendal Loan Facility.

FORM 10-Q

QUARTERLY REPORT - PAGE 10

MERCER INTERNATIONAL INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of Euros, except per share data)

Note 3.     Debt (continued)

On March 13, 2009, the Company finalized an agreement with its lenders to amend its Stendal Loan Facility. The amendment deferred approximately €164,000 of scheduled principal payments until the maturity date, September 30, 2017. The amendment also provided for a 100% cash sweep, referred to as the “Cash Sweep”, of any cash, in excess of a €15,000 working capital reserve and the Guarantee Amount, as discussed in Note 10(a) – Commitments and Contingencies, held by Stendal which will be used first to fund the DSRA to a level sufficient to service the amounts due and payable under the Stendal Loan Facility during the then following 12 months, which means the DSRA is “Fully Funded”, and second to prepay the deferred principal amounts. As at March 31, 2012, the DSRA balance was €31,771 and was not Fully Funded.

(b)	On November 17, 2010, the Company completed a private offering of $300.0 million in aggregate principal amount of senior notes due 2017 (“Senior Notes”). The Senior Notes were issued at a price of 100% of their principal amount. The Senior Notes will mature on December 1, 2017 and bear interest at 9.50% which is accrued and payable semi-annually.

In August 2011, the Company’s Board of Directors authorized the purchase of up to $25.0 million in aggregate principal amount of the Company’s Senior Notes from time to time, over a period ending August 2012. During the three month period ended March 31, 2012, the Company did not purchase any of its outstanding Senior Notes. During the twelve month period ended December 31, 2011, the Company purchased $13.6 million of its outstanding Senior Notes.

The Senior Notes are general unsecured senior obligations of the Company. The Senior Notes rank equal in right of payment with all existing and future senior unsecured indebtedness of the Company and senior in right of payment to any current or future subordinated indebtedness of the Company. The Senior Notes are effectively junior in right of payment to all borrowings of the Company’s restricted subsidiaries, including borrowings under the Company’s credit agreements which are secured by certain assets of its restricted subsidiaries.

The Company may redeem all or a part of the Senior Notes, upon not less than 30 days or more than 60 days’ notice, at the redemption prices (expressed as percentages of principal amount) equal to 104.75% for the twelve month period beginning on December 1, 2014, 102.38% for the twelve month period beginning on December 1, 2015, and 100.00% beginning on December 1, 2016 and at any time thereafter, plus accrued and unpaid interest.

(c)	Credit agreement with respect to a revolving credit facility of up to C$40.0 million for the Celgar mill. The credit agreement matures May 2013. Borrowings under the credit agreement are collateralized by the mill’s inventory and receivables and are restricted by a borrowing base calculated on the mill’s inventory and receivables. Canadian dollar denominated amounts bear interest at bankers acceptance plus 3.75% or Canadian prime plus 2.00%. U.S. dollar denominated amounts bear interest at LIBOR plus 3.75% or U.S. base plus 2.00%. As at March 31, 2012, this facility was accruing interest at a rate of approximately 4.99% and C$5.0 million of this facility was drawn and approximately C$31.3 million was available.

(d)	A €17,000 amortizing term facility to partially finance a project, referred to as “Project Blue Mill”, to increase the Stendal mill’s annual pulp production capacity by 30,000 air-dried metric tonnes and includes the installation of an additional 40 megawatt steam turbine. The facility, 80% of which is guaranteed by the State of Saxony-Anhalt, bears interest at a rate of Euribor plus 3.5% per annum and is available for disbursement up to August 31, 2013. The interest period for the facility, at the choice of the Company, will be of one, three or six months duration and interest is paid on the last day of the interest period selected. The facility, together with accrued interest, is scheduled to mature in September 2017. The facility will be repaid semi-annually, commencing September 30, 2013 and will be non-recourse to the Company. As at March 31, 2012, the Company had not drawn on this facility. As part of the term facility, the Company was required to open an investment account with the lender for the purpose of managing project costs and is required to deposit all funding associated with Project Blue Mill in this account. As at March 31, 2012 the balance in the investment account was €10,616, this cash was from operating cash flows and shareholder loans entered into in January 2012.

FORM 10-Q

QUARTERLY REPORT - PAGE 11

MERCER INTERNATIONAL INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of Euros, except per share data)

Note 3.     Debt (continued)

(e)	A loan of €33,583 payable by the Stendal mill to its noncontrolling shareholder bears interest at 7.00%, and is accrued semi-annually. The loan payable is unsecured, subordinated to all liabilities of the Stendal mill, non-recourse to the Company and its restricted subsidiaries, and is due in 2017. The balance includes principal and accrued interest.

In January 2012, the Stendal mill entered into two additional loans payable by the Stendal mill to its noncontrolling shareholder as part of the financing for Project Blue Mill. The first loan has a principal amount of €1,192 and the second loan has a principal amount of €440. Both loans bear interest at 7.00% per annum and are due in 2017, provided that the Project Blue Mill facility, Note 3(d), and the Stendal Loan Facility, Note 3(a), have been fully repaid on such date. The second loan may be repaid prior to October 1, 2017 if the DSRA has been Fully Funded for the first time. The first loan is subordinated to all liabilities of the Stendal mill and the second loan is subordinated to all liabilities of the Stendal mill only until such time as the DSRA is Fully Funded for the first time.

(f)	A four-year amortizing investment loan agreement with a lender relating to the wash press project at the Rosenthal mill with a total facility of €4,351 bearing interest at the rate of Euribor plus 2.75% that matures August 2013. Borrowings under this agreement are secured by the new wash press equipment. As at March 31, 2012, the balance outstanding was €2,176 and was accruing interest at a rate of 4.17%.

(g)	A €25,000 working capital facility at the Rosenthal mill that matures in December 2012. Borrowings under the facility are collateralized by the mill’s inventory and receivables and bear interest at Euribor plus 3.50%. As at March 31, 2012, approximately €2,100 of this facility was supporting bank guarantees leaving approximately €22,900 available.

(h)	On February 8, 2010, the Rosenthal mill finalized a credit agreement with a lender for a €3,500 facility maturing in December 2012. Borrowings under this facility bear interest at the rate of the three-month Euribor plus 3.50% and are secured by certain land at the Rosenthal mill. As at March 31, 2012, this facility was undrawn.

Note 4.     Pension and Other Post-Retirement Benefit Obligations

Included in pension and other post-retirement benefit obligations are amounts related to the Company’s Celgar and Rosenthal mills. The largest component of this obligation is with respect to the Celgar mill which maintains a defined benefit pension and post-retirement benefit plans for certain employees (“Celgar Plans”).

Pension benefits are based on employees’ earnings and years of service. The Celgar Plans are funded by contributions from the Company based on actuarial estimates and statutory requirements. Pension contributions during the three month period ended March 31, 2012 totaled €501 (2011 – €465).

Effective December 31, 2008, the defined benefit plan was closed to new members. In addition, the defined benefit service accrual ceased on December 31, 2008, and members began to receive pension benefits, at a fixed contractual rate, under a new defined contribution plan effective January 1, 2009. During the three month period ended March 31, 2012, the Company made contributions of €161 (2011 – €139) to this plan.

FORM 10-Q

QUARTERLY REPORT - PAGE 12

MERCER INTERNATIONAL INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of Euros, except per share data)

Note 4.     Pension and Other Post-Retirement Benefit Obligations (continued)

Information about the Celgar Plans, in aggregate for the period ended March 31, 2012 and March 31, 2011 is as follows:

	Three Months Ended March 31,
	2012		2011
	Pension Benefits	Post- Retirement Benefits	Pension Benefits	Post- Retirement Benefits
Service cost	€27	€138	€22	€120
Interest cost	373	214	385	208
Expected return on plan assets	(401)	—	(395)	—
Recognized net loss (gain)	276	1	130	(18)

Net periodic benefit cost	€275	€353	€142	€310

The Company participates in a multiemployer plan for the hourly-paid employees at the Celgar mill. The contributions to the plan are determined based on an amount per hour worked pursuant to a collective bargaining agreement. The Company has no current or future contribution obligations in excess of the contractual contributions. During the three month period ended March 31, 2012 the Company made contributions of €477 (2011 – €448) to this plan.

Note 5.     Share Capital

Common shares

The Company has authorized 200,000,000 common shares with a par value of $1 per share.

As at March 31, 2012 and December 31, 2011, the Company had 55,779,204 common shares issued and outstanding.

Share Repurchase Program

In August 2011, the Company’s Board of Directors authorized a share repurchase program (the “Program”) to repurchase up to $25.0 million worth of the Company’s outstanding common shares from time to time over a period ending August 2012. During the three month period ended March 31, 2012, the Company did not repurchase any of its common shares. During the twelve month period ended December 31, 2011, the Company repurchased 1,263,401 of its common shares at an aggregate cost of $10.6 million.

The Company may make additional repurchases of common shares under its Program, depending on prevailing market conditions, alternate uses of capital, and other factors. Whether and when to initiate a purchase of common shares and the amount of common shares purchased is at the Company’s discretion. As at March 31, 2012, the Company had an authorized amount of approximately $14.4 million left to repurchase its common shares.

Preferred shares

The Company has authorized 50,000,000 preferred shares with $1 par value issuable in series, of which 2,000,000 shares have been designated as Series A. The preferred shares may be issued in one or more series and with such designations and preferences for each series as shall be stated in the resolutions providing for the designation and issue of each such series adopted by the Board of Directors of the Company. The Board of Directors is authorized by the Company’s articles of incorporation to determine the voting, dividend, redemption and liquidation preferences pertaining to each such series. As at March 31, 2012, no preferred shares had been issued by the Company.

FORM 10-Q

QUARTERLY REPORT - PAGE 13

MERCER INTERNATIONAL INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of Euros, except per share data)

Note 6.    Stock-Based Compensation

In June 2010, the Company adopted a new stock incentive plan (the “2010 Plan”) which provides for options, restricted stock rights, restricted shares, performance shares, performance share units (“PSUs”) and stock appreciation rights to be awarded to employees, consultants and non-employee directors. As at March 31, 2012, after factoring in all allocated shares, there remain approximately 1.2 million common shares available for grant pursuant to the 2010 Plan.

Performance Shares and PSUs

Performance shares are common shares granted to an employee which have restrictive conditions, such as the ability to sell the shares, until the Company and the grantee achieve certain performance objectives. PSUs comprise rights to receive common shares at a future date that are contingent on the Company and the grantee achieving certain performance objectives.

Expense recognized for the three month period ended March 31, 2012 was €587 (2011 – €1,941). The fair value of the performance shares and PSUs is recorded as compensation expense over the vesting period. The fair value is determined based upon the targeted number of shares awarded and the quoted price of the Company’s shares at the reporting date. The target number of shares is determined using management’s best estimate. The final determination of the number of shares to be granted or unrestricted will be made by the Company’s Board of Directors.

As at March 31, 2012, there are no performance shares outstanding.

Following is a summary of the outstanding PSUs:

Number of PSU’s
Outstanding at January 1, 2011	534,783
Granted	812,575
Vested and issued	(474,728)
Cancelled	(60,055)
Forfeited	(17,263)

Outstanding at December 31, 2011	795,312
Granted	29,461
Forfeited	(35,481)

Outstanding at March 31, 2012	789,292

FORM 10-Q

QUARTERLY REPORT - PAGE 14

MERCER INTERNATIONAL INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of Euros, except per share data)

Note 6.    Stock-Based Compensation (continued)

Restricted Shares

The fair value of restricted shares is determined based upon the number of shares granted and the quoted price of the Company’s shares on the date of grant. Restricted shares generally vest over one year; however, 200,000 restricted shares granted during the year ended December 31, 2011 vest in equal amounts over a five-year period commencing in 2012. The fair value of the restricted shares is recorded as compensation expense on a straight-line basis over the vesting period.

Expense recognized for the three month period ended March 31, 2012 was €281 (2011 – €127). As at March 31, 2012 and March 31, 2011, the total remaining unrecognized compensation expense related to restricted shares amounted to €1,067 and €1,781, respectively. Unrecognized compensation expense is amortized over the remaining vesting periods.

Following is a summary of the outstanding restricted shares:

Number of restricted shares
Outstanding at January 1, 2011	56,000
Awarded	238,000
Vested	(56,000)

Outstanding at December 31, 2011	238,000
Vested	(40,000)

Outstanding at March 31, 2012	198,000

Stock Options

During the three month periods ended March 31, 2012 and March 31, 2011, no options were granted, exercised or cancelled. During the three-month period ended March 31, 2012, nil options expired (2011 – 15,000). The aggregate intrinsic value of options is calculated as the difference between the quoted market price for the Company’s common stock as at March 31, 2012, and those options where the exercise price is below the quoted market price. As at March 31, 2012, the Company had 175,000 options with an exercise price below the quoted market price resulting in an aggregate intrinsic value of €197. As at March 31, 2011, the Company had 175,000 options with an exercise price below the quoted market price resulting in an aggregate intrinsic value of €900. The Company issues new shares upon the exercise of stock options.

Stock compensation expense recognized for the three month period ended March 31, 2012 was €nil (2011 – €nil). As at March 31, 2012, all stock options have fully vested.

FORM 10-Q

QUARTERLY REPORT - PAGE 15

MERCER INTERNATIONAL INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of Euros, except per share data)

Note 7.    Net Income Per Share Attributable to Common Shareholders

	Three Months Ended March 31,
	2012	2011
Net income attributable to common shareholders – basic	€1,173	€29,053
Interest on convertible notes, net of tax	—	403

Net income attributable to common shareholders – diluted	€1,173	€29,456

Net income per share attributable to common shareholders
Basic	€0.02	€0.66

Diluted	€0.02	€0.52

Weighted average number of common shares outstanding:
Basic(1)	55,554,830	44,076,427
Effect of dilutive shares:
Performance shares and PSUs	277,676	330,977
Restricted shares	—	76,979
Stock options and awards	28,702	72,197
Convertible notes	—	12,440,562

Diluted	55,861,208	56,997,142

(1)	The basic weighted average number of shares excludes 198,000 restricted shares which have been issued, but have not vested as at March 31, 2012 (2011 – 256,000 restricted shares).

The calculation of diluted net income per share attributable to common shareholders does not assume the exercise of any instruments that would have an anti-dilutive effect on earnings per share.

Stock options and awards excluded from the calculation of diluted income per share attributable to common shareholders because they were anti-dilutive totaled 45,000 stock options for the three month period ended March 31, 2012 (2011 – nil).

Restricted shares excluded from the calculation of diluted income per share attributable to common shareholders because they were anti-dilutive totaled 198,000 shares for the three month period ended March 31, 2012 (2011 – nil).

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

Interest Rate Derivatives

During 2004, the Company entered into certain variable-to-fixed interest rate swaps in connection with the Stendal Loan Facility with respect to an aggregate maximum principal amount of approximately €612,600 of the principal of the total indebtedness under the Stendal Loan Facility. Under the remaining interest rate swaps, the Company pays a fixed rate and receives a floating rate with the interest payments being calculated on a notional amount. Currently, the contract has an aggregate notional amount of €404,448 at a fixed interest rate of 5.28% and it matures in October 2017 (which for the most part matches the maturity of the Stendal Loan Facility). The Company recognized an unrealized gain of €876 with respect to this interest rate swap for the three month period ended March 31, 2012 (2011 – €12,243), in gain on derivative instruments in the Interim Consolidated Statement of Operations. Derivative instruments are required to be measured at fair value. Accordingly, the fair value of the interest rate swap is presented in unrealized interest rate derivative losses in the Interim Consolidated Balance Sheet, which currently amounts to a cumulative unrealized loss of €51,515. As at December 31, 2011 the unrealized interest rate derivative loss was €52,391.

The interest rate derivative contract is with the same bank that holds the Stendal Loan Facility and the Company does not anticipate non-performance by the banks.

Note 9.    Financial Instruments

The fair value of financial instruments as at March 31, 2012 and December 31, 2011 is summarized as follows:

	March 31, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	€124,196	€124,196	€105,072	€105,072
Marketable securities(1)	12,438	12,438	12,372	12,372
Receivables	116,797	116,797	120,487	120,487
Accounts payable and other	100,725	100,725	99,640	99,640
Debt	723,811	708,438	734,086	717,522
Interest rate derivative contract – liability	51,515	51,515	52,391	52,391

(1)	Includes equity securities of €229 (2011 – €156) recorded in the Interim Consolidated Balance Sheet within deferred note issuance and other.

The carrying value of cash and cash equivalents and accounts payable and other approximates the fair value due to the immediate or short-term maturity of these financial instruments. The carrying value of receivables approximates the fair value due to their short-term nature and historical collectability. The fair value of debt reflects recent market transactions and discounted cash flow estimates. Marketable securities are recorded at fair value based on recent transactions. See the Fair Value Measurement and Disclosure section for details on how the fair value of the interest rate derivative contracts was determined.

FORM 10-Q

QUARTERLY REPORT - PAGE 17

MERCER INTERNATIONAL INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of Euros, except per share data)

Note 9.    Financial Instruments (continued)

Many of the Company’s transactions are denominated in foreign currencies, primarily the U.S. dollar. As a result of these transactions, the Company and its subsidiaries have financial risk that the value of the Company’s financial instruments will vary due to fluctuations in foreign exchange rates.

Fair value Measurement and Disclosure

The fair value methodologies and, as a result, the fair value of the Company’s investments and derivative instruments are determined based on the fair value hierarchy provided in the Fair Value Measurements and Disclosures Topic of the FASB Accounting Standards Codification, and are as follows:

Level 1 – Valuations based on quoted prices in active markets for identical assets and liabilities.

Level 2 – Valuations based on observable inputs in active markets for similar assets and liabilities, other than Level 1 prices, such as quoted interest or currency exchange rates.

Level 3 – Valuations based on significant unobservable inputs that are supported by little or no market activity, such as discounted cash flow methodologies based on internal cash flow forecasts.

The Company classified its marketable securities within Level 1 of the valuation hierarchy because quoted prices are available in an active market for both the exchange-traded equities and the German federal government bonds. The Company classified the German federal government bonds as available-for-sale as it is not certain these investments will be held to maturity, nor does the Company intend to actively trade these investments.

The Company’s derivatives are classified within Level 2 of the valuation hierarchy, as they are traded on the over-the-counter market and are valued using internal models that use as their basis readily observable market inputs, such as forward interest rates and yield curves observable at specified intervals. The observable inputs reflect market data obtained from independent sources. In addition, the Company considered the risk of non-performance of the obligor, which in some cases reflects the Company’s own credit risk. The counterparty to our interest rate swap derivative is a multi-national financial institution.

FORM 10-Q

QUARTERLY REPORT - PAGE 18

MERCER INTERNATIONAL INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of Euros, except per share data)

Note 9.    Financial Instruments (continued)

The following table presents a summary of the Company’s outstanding financial instruments and their estimated fair values under the hierarchy defined in the Fair Value Measurements and Disclosures Topic of the FASB Accounting Standards Codification:

	Fair value measurements at March 31, 2012 using:
Description	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets
Marketable securities
German federal government bonds	€12,209	€—	€—	€12,209
Exchange traded equities	229	—	—	229

	€12,438	€—	€—	€12,438

Liabilities
Derivatives – Interest rate swap	€—	€51,515	€—	€51,515

	Fair value measurements at December 31, 2011 using:
Description	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets
Marketable securities
German federal government bonds	€12,216	€—	€—	€12,216
Exchange traded equities	156	—	—	156

	€12,372	€—	€—	€12,372

Liabilities
Derivatives – Interest rate swap	€—	€52,391	€—	€52,391

FORM 10-Q

QUARTERLY REPORT - PAGE 19

MERCER INTERNATIONAL INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of Euros, except per share data)

Note 10.     Commitments and Contingencies

(a)	Pursuant to an arbitration proceeding with the general construction contractor of the Stendal mill regarding certain warranty claims, the Company acted upon a bank guarantee for defect liability on civil works that was about to expire as provided in the engineering, procurement, and construction contract. On January 28, 2011, the Company received approximately €10,000 (the “Guarantee Amount”), which is intended to compensate the Company for remediation work that is required at the Stendal mill, but it is less than the amount claimed by the Company under the arbitration. Consequently, the arbitration proceeding is ongoing, and there is no certainty that the Company will be successful with its claims.

The €10,000 was initially recognized as an increase in cash and a corresponding increase in accounts payable and other. As civil works remediation steps are agreed to with the general construction contractor an agreed to portion of the payable is reversed with the offset recorded in operating costs to offset the remediation expenditures. During the three month period ended March 31, 2012, the noncontrolling shareholder contributed its required €1,632 from the Guarantee Amount as part of the financing agreement for Project Blue Mill. This contribution was reclassified to long-term debt as part of the loan payable to the noncontrolling shareholder. See Note 3(e) – Debt. As at March 31, 2012, the Company had €4,818 remaining in accounts payable and other.

(b)	The Company is involved in a property transfer tax dispute with respect to the Celgar mill and certain other legal actions and claims arising in the ordinary course of business. While the outcome of these legal actions and claims cannot be predicted with certainty, it is the opinion of management that the outcome of any such claim which is pending or threatened, either individually or on a combined basis, will not have a material adverse effect on the consolidated financial condition, results of operations or liquidity of the Company.

(c)	The Company is subject to regulations that require the handling and disposal of asbestos in a prescribed manner if a property undergoes a major renovation or demolition. Otherwise, the Company is not required to remove the asbestos from its facilities. Generally asbestos is found on steam and condensate piping systems as well as certain cladding on buildings and in building insulation throughout its older facilities. The Company’s obligation for the proper removal and disposal of asbestos products from the Company’s mills is a conditional asset retirement obligation. As a result of the longevity of the Company’s mills, due in part to the maintenance procedures and the fact that the Company does not have plans for major changes that require the removal of asbestos, the timing of the asbestos removal is indeterminate. As a result, the Company is currently unable to reasonably estimate the fair value of its asbestos removal and disposal obligation. The Company will recognize a liability in the period in which sufficient information is available to reasonably estimate its fair value.

(d)	As at March 31, 2012, the Company has entered into capital commitments of approximately €16,400 at the Stendal mill as part of Project Blue Mill and approximately €8,500 at the Rosenthal mill, as part of an upgrade to the mill’s recovery process.

FORM 10-Q

QUARTERLY REPORT - PAGE 20

MERCER INTERNATIONAL INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of Euros, except per share data)

Note 11.    Restricted Group Supplemental Disclosure

The terms of the indenture governing our Senior Notes require that we provide the results of operations and financial condition of Mercer International Inc. and our restricted subsidiaries under the indenture, collectively referred to as the “Restricted Group”. As at and during the three months ended March 31, 2012 and March 31, 2011, the Restricted Group was comprised of Mercer International Inc., certain holding subsidiaries and our Rosenthal and Celgar mills. The Restricted Group excludes the Stendal mill.

Combined Condensed Balance Sheets

	March 31, 2012
	Restricted Group	Unrestricted Subsidiaries	Eliminations	Consolidated Group
ASSETS
Current assets
Cash and cash equivalents	€53,595	€70,601	€—	€124,196
Marketable securities	12,209	—	—	12,209
Receivables	63,795	53,002	—	116,797
Inventories	67,252	41,127	—	108,379
Prepaid expenses and other	4,639	2,711	—	7,350
Deferred income tax	5,106	1,571	—	6,677

Total current assets	206,596	169,012	—	375,608
Long-term assets
Property, plant and equipment	348,718	464,419	—	813,137
Deferred note issuance and other	5,619	6,151	—	11,770
Deferred income tax	8,889	3,795	—	12,684
Due from unrestricted group	95,638	—	(95,638)	—

Total assets	€665,460	€643,377	€(95,638)	€1,213,199

LIABILITIES
Current liabilities
Accounts payable and other	€55,118	€45,607	€—	€100,725
Pension and other post-retirement benefit obligations	749	—	—	749
Debt	1,088	35,000	—	36,088

Total current liabilities	56,955	80,607	—	137,562
Long-term liabilities
Debt	219,601	468,122	—	687,723
Due to restricted group	—	95,638	(95,638)	—
Unrealized interest rate derivative losses	—	51,515	—	51,515
Pension and other post-retirement benefit obligations	30,859	—	—	30,859
Capital leases and other	6,439	6,207	—	12,646
Deferred income tax	4,270	—	—	4,270

Total liabilities	318,124	702,089	(95,638)	924,575

EQUITY
Total shareholders’ equity (deficit)	347,336	(40,809)	—	306,527
Noncontrolling deficit	—	(17,903)	—	(17,903)

Total liabilities and equity	€665,460	€643,377	€(95,638)	€1,213,199

FORM 10-Q

QUARTERLY REPORT - PAGE 21

MERCER INTERNATIONAL INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of Euros, except per share data)

Note 11.    Restricted Group Supplemental Disclosure (continued)

Combined Condensed Balance Sheets

	December 31, 2011
	Restricted Group	Unrestricted Subsidiaries	Eliminations	Consolidated Group
ASSETS
Current assets
Cash and cash equivalents	€44,829	€60,243	€—	€105,072
Marketable securities	12,216	—	—	12,216
Receivables	62,697	57,790	—	120,487
Inventories	71,692	48,847	—	120,539
Prepaid expenses and other	5,019	3,143	—	8,162
Deferred income tax	5,179	1,571	—	6,750

Total current assets	201,632	171,594	—	373,226
Long-term assets
Property, plant and equipment	353,925	467,049	—	820,974
Deferred note issuance and other	5,971	4,792	—	10,763
Deferred income tax	8,492	3,795	—	12,287
Due from unrestricted group	88,824	—	(88,824)	—

Total assets	€658,844	€647,230	€(88,824)	€1,217,250

LIABILITIES
Current liabilities
Accounts payable and other	€49,815	€49,825	€—	€99,640
Pension and other post-retirement benefit obligations	756	—	—	756
Debt	1,088	24,583	—	25,671

Total current liabilities	51,659	74,408	—	126,067
Long-term liabilities
Debt	222,384	486,031	—	708,415
Due to restricted group	—	88,824	(88,824)	—
Unrealized interest rate derivative losses	—	52,391	—	52,391
Pension and other post-retirement benefit obligations	31,197	—	—	31,197
Capital leases and other	6,604	6,449	—	13,053
Deferred income tax	2,585	—	—	2,585

Total liabilities	314,429	708,103	(88,824)	933,708

EQUITY
Total shareholders’ equity (deficit)	344,415	(42,299)	—	302,116
Noncontrolling deficit	—	(18,574)	—	(18,574)

Total liabilities and equity	€658,844	€647,230	€(88,824)	€1,217,250

FORM 10-Q

QUARTERLY REPORT - PAGE 22

MERCER INTERNATIONAL INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of Euros, except per share data)

Note 11.    Restricted Group Supplemental Disclosure (continued)

Combined Condensed Statements of Operations

	Three Months Ended March 31, 2012
	Restricted Group	Unrestricted Subsidiaries	Eliminations	Consolidated Group
Revenues
Pulp	€109,889	€89,550	€—	€199,439
Energy	7,991	8,120	—	16,111

	117,880	97,670	—	215,550

Operating costs	98,336	76,626	—	174,962
Operating depreciation and amortization	7,640	6,647	—	14,287
Selling, general and administrative expenses	6,521	3,537	—	10,058

	112,497	86,810	—	199,307

Operating income	5,383	10,860	—	16,243

Other income (expense)
Interest expense	(5,810)	(9,664)	1,341	(14,133)
Gain on derivative instruments	—	876	—	876
Other income (expense)	825	106	(1,341)	(410)

Total other income (expense)	(4,985)	(8,682)	—	(13,667)

Income before income taxes	398	2,178	—	2,576
Income tax provision	(715)	(17)	—	(732)

Net income (loss)	(317)	2,161	—	1,844
Less: net income attributable to noncontrolling interest	—	(671)	—	(671)

Net income (loss) attributable to common shareholders	€(317)	€1,490	€—	€1,173

	Three Months Ended March 31, 2011
	Restricted Group	Unrestricted Subsidiaries	Eliminations	Consolidated Group
Revenues
Pulp	€115,226	€95,232	€—	€210,458
Energy	5,846	7,831	—	13,677

	121,072	103,063	—	224,135

Operating costs	85,991	77,364	—	163,355
Operating depreciation and amortization	7,614	6,462	—	14,076
Selling, general and administrative expenses	6,191	3,869	—	10,060

	99,796	87,695	—	187,491

Operating income	21,276	15,368	—	36,644

Other income (expense)
Interest expense	(7,273)	(9,851)	1,218	(15,906)
Gain on derivative instruments	—	12,243	—	12,243
Foreign exchange gain on debt	1,111	—	—	1,111
Other income (expense)	1,279	266	(1,218)	327

Total other income (expense)	(4,883)	2,658	—	(2,225)

Income before income taxes	16,393	18,026	—	34,419
Income tax provision	(524)	(295)	—	(819)

Net income	15,869	17,731	—	33,600
Less: net income attributable to noncontrolling interest	—	(4,547)	—	(4,547)

Net income attributable to common shareholders	€15,869	€13,184	€—	€29,053

FORM 10-Q

QUARTERLY REPORT - PAGE 23

MERCER INTERNATIONAL INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of Euros, except per share data)

Note 11.    Restricted Group Supplemental Disclosure (continued)

Combined Condensed Statements of Cash Flows

	Three Months Ended March 31, 2012
	Restricted Group	Unrestricted Group	Consolidated Group
Cash flows from (used in) operating activities
Net income (loss) attributable to common shareholders	€(317)	€1,490	€1,173
Adjustments to reconcile net income (loss) attributable to common shareholders to cash flows from operating activities
Gain on derivative instruments	—	(876)	(876)
Depreciation and amortization	7,703	6,647	14,350
Noncontrolling interest	—	671	671
Deferred income tax	676	—	676
Stock compensation expense	868	—	868
Pension and other post-retirement expense, net of funding	(14)	—	(14)
Other	58	735	793
Changes in current assets and liabilities
Receivables	(2,110)	4,795	2,685
Inventories	4,018	7,720	11,738
Accounts payable and accrued expenses	5,535	(2,886)	2,649
Other(1)	(6,474)	7,898	1,424

Net cash from operating activities	9,943	26,194	36,137

Cash flows from (used in) investing activities
Purchase of property, plant and equipment	(4,218)	(4,247)	(8,465)
Proceeds on sale of property, plant and equipment	186	40	226

Net cash used in investing activities	(4,032)	(4,207)	(8,239)

Cash flows from (used in) financing activities
Repayment of notes payable and debt	(543)	(9,583)	(10,126)
Repayment of capital lease obligations	(186)	(425)	(611)
Proceeds from credit facilities, net	3,759	—	3,759
Payment of note issuance costs	—	(1,621)	(1,621)
Proceeds from government grants	630	—	630

Net cash from (used in) financing activities	3,660	(11,629)	(7,969)
Effect of exchange rate changes on cash and cash equivalents	(805)	—	(805)

Net increase in cash and cash equivalents	8,766	10,358	19,124
Cash and cash equivalents, beginning of period	44,829	60,243	105,072

Cash and cash equivalents, end of period	€53,595	€70,601	€124,196

(1)	Includes intercompany working capital related transactions.

FORM 10-Q

QUARTERLY REPORT - PAGE 24

MERCER INTERNATIONAL INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of Euros, except per share data)

Note 11.    Restricted Group Supplemental Disclosure (continued)

Combined Condensed Statements of Cash Flows

	Three Months Ended March 31, 2011
	Restricted Group	Unrestricted Group	Consolidated Group
Cash flows from (used in) operating activities
Net income attributable to common shareholders	€15,869	€13,184	€29,053
Adjustments to reconcile net income attributable to common shareholders to cash flows from operating activities
Gain on derivative instruments	—	(12,243)	(12,243)
Foreign exchange gain on debt	(1,111)	—	(1,111)
Depreciation and amortization	7,676	6,462	14,138
Accretion expense	470	—	470
Noncontrolling interest	—	4,547	4,547
Stock compensation expense	2,068	—	2,068
Pension and other post-retirement expense, net of funding	(14)	—	(14)
Other	133	551	684
Changes in current assets and liabilities
Receivables	6,259	918	7,177
Inventories	(251)	4,564	4,313
Accounts payable and accrued expenses	10,962	14,426	25,388
Other(1)	(1,722)	2,081	359

Net cash from operating activities	40,339	34,490	74,829

Cash flows from (used in) investing activities
Purchase of property, plant and equipment	(5,708)	(2,361)	(8,069)
Proceeds on sale of property, plant and equipment	3	350	353
Notes receivable	396	—	396

Net cash used in investing activities	(5,309)	(2,011)	(7,320)

Cash flows from (used in) financing activities
Repayment of notes payable and debt	(15,768)	(14,583)	(30,351)
Repayment of capital lease obligations	(522)	(333)	(855)
Repayment of credit facilities, net	(14,652)	—	(14,652)
Proceeds from government grants	4,004	108	4,112

Net cash used in financing activities	(26,938)	(14,808)	(41,746)
Effect of exchange rate changes on cash and cash equivalents	(1,544)	—	(1,544)

Net increase in cash and cash equivalents	6,548	17,671	24,219
Cash and cash equivalents, beginning of period	50,654	48,368	99,022

Cash and cash equivalents, end of period	€57,202	€66,039	€123,241

(1)	Includes intercompany working capital related transactions.

FORM 10-Q

QUARTERLY REPORT - PAGE 25

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this document: (i) unless the context otherwise requires, references to “we”, “our”, “us”, the “Company” or “Mercer” mean Mercer International Inc. and its subsidiaries; (ii) references to “Mercer Inc.” mean the Company excluding its subsidiaries; (iii) information is provided as of March 31, 2012, unless otherwise stated; (iv) all references to monetary amounts are to “Euros”, the lawful currency adopted by most members of the European Union, unless otherwise stated; (v) “€” refers to Euros, “$” refers to U.S. dollars and “C$” refers to Canadian dollars; (vi) “ADMTs” refers to air-dried metric tonnes; (vii) “MW” refers to megawatts; and (viii) “MWh” refers to megawatt hours.

Results of Operations

General

We operate three northern bleached softwood kraft (“NBSK”) pulp mills through our wholly owned subsidiaries, Rosenthal and Celgar, and our 74.9% owned subsidiary, Stendal, which have a consolidated annual production capacity of approximately 1.5 million ADMTs.

The following discussion and analysis of our results of operations and financial condition for the three months ended March 31, 2012 should be read in conjunction with our interim consolidated financial statements and related notes included in this quarterly report, as well as our most recent annual report on Form 10-K for the fiscal year ended December 31, 2011 filed with the Securities and Exchange Commission (the “SEC”).

Current Market Environment

Although economic uncertainty in Europe has reduced European NBSK pulp demand, strong Chinese demand has helped to maintain global NBSK prices and has resulted in some modest price increases in the first quarter. Going forward, we anticipate that NBSK pulp prices will gradually increase in the medium term.

FORM 10-Q

QUARTERLY REPORT - PAGE 26

First Quarter Operational Snapshot

Selected production, sales and exchange rate data for the three months ended March 31, 2012 and 2011 is as follows:

	Three Months Ended March 31,
	2012	2011
Pulp Production (‘000 ADMTs)	380.3	358.6
Scheduled Production Downtime (‘000 ADMTs)	—	3.7
Pulp Sales (‘000 ADMTs)	384.8	349.0
Pulp Revenues (in millions)	€199.4	€210.5
Average NBSK pulp list prices in Europe ($/ADMT)	$837	$960
Average NBSK pulp list prices in Europe (€/ADMT)	€638	€702
Average pulp sales realizations (€/ADMT)(1)	€512	€593

Energy Production (‘000 MWh)	436.2	407.8
Energy Sales (‘000 MWh)	182.4	157.9
Energy Revenue (in millions)	€16.1	€13.7
Average energy sales realizations (€/MWh)	€88	€87

Average Spot Currency Exchange Rates
€ / $(2)	0.7623	0.7304
C$ / $(2)	1.0009	0.9856
C$ / €(3)	1.3129	1.3487

(1)	Average realized pulp prices for the periods indicated reflect customer discounts and pulp price movements between the order and shipment date.
(2)	Average Federal Reserve Bank of New York noon spot rate over the reporting period.
(3)	Average Bank of Canada noon spot rates over the reporting period.

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

Total revenues for the three months ended March 31, 2012 decreased slightly to €215.6 million ($282.7 million) from €224.1 million ($306.6 million) in the same period in 2011, primarily due to lower average pulp realizations, partially offset by higher energy revenues.

Pulp revenues for the three months ended March 31, 2012 decreased to €199.4 million from €210.5 million in the comparative quarter of 2011, primarily due to lower pulp prices, partially offset by higher sales volumes and a stronger U.S. dollar compared to the Euro. The U.S. dollar was approximately 4% stronger versus the Euro in the current quarter compared to the same quarter of last year.

Energy revenues increased by approximately 18% to a record €16.1 million in the first quarter from €13.7 million in the same quarter last year, primarily as a result of strong pulp production at all of our mills.

List prices for NBSK pulp in Europe were approximately $837 (€638) per ADMT in the current quarter, compared to $960 (€702) per ADMT in the same quarter last year and $825 (€636) per ADMT at the end of 2011. In the first quarter of 2012, average pulp sales realizations decreased to €512 ($671) per ADMT from €593 ($811) per ADMT in the same quarter last year, primarily due to lower pulp prices, partially offset by a stronger U.S. dollar relative to the Euro.

Pulp production increased to 380,342 ADMTs in the current quarter from 358,557 ADMTs in the same quarter of 2011, primarily due to increased production at both our Celgar and Stendal mills. We have 21 days (approximately 20,000 ADMTS) of maintenance downtime scheduled for our Rosenthal mill in the second quarter of 2012 in order to perform annual maintenance and to upgrade the mill’s recovery process.

FORM 10-Q

QUARTERLY REPORT - PAGE 27

Pulp sales volume increased to 384,826 ADMTs in the current quarter from 348,995 ADMTs in the comparative period of 2011, primarily as a result of increased sales to China.

Costs and expenses in the first quarter of 2012 increased to €199.3 million from €187.5 million in the comparative period of 2011, primarily due to higher sales volumes.

In the first quarter of 2012, operating depreciation and amortization marginally increased to €14.3 million from €14.1 million in the same quarter last year. Selling, general and administrative expenses remained at approximately €10.1 million in the first quarter of 2012 compared to the first quarter of 2011.

Transportation costs increased to €18.0 million in the first quarter of 2012 from €15.5 million in the first quarter of 2011 primarily due to higher sales volumes and increased sales to China.

On average, our per unit fiber costs in the current quarter decreased by approximately 3% from the same period in 2011, primarily due to lower fiber costs at our German mills as a result of reduced demand for fiber from the European pellet and board industries. Fiber costs at our Celgar mill were higher, primarily due to increased competition for fiber in 2012. As we move into the second quarter, we currently expect fiber prices for our German mills to continue to decline, while we currently expect fiber prices at our Celgar mill to stabilize through the second quarter and then begin to decline slightly early in the third quarter.

For the first quarter of 2012, operating income decreased to €16.2 million from €36.6 million in the comparative quarter of 2011, primarily due to lower pulp revenues resulting from lower pulp prices, partially offset by higher sales volumes and a stronger U.S. dollar relative to the Euro.

Interest expense in the first quarter of 2012 decreased to €14.1 million from €15.9 million in the comparative quarter of 2011, primarily due to the conversion of our remaining convertible notes in 2011 and reduced debt levels associated with the Stendal mill.

Our Stendal mill recorded an unrealized gain of €0.9 million on the mark to market adjustment of its interest rate derivative in the current quarter, compared to an unrealized gain of €12.2 million in the same quarter of last year. We recorded a foreign exchange gain of €nil on our foreign currency denominated debt in the first quarter of 2012, compared to a gain of €1.1 million in the same period of 2011.

During the current quarter, we recorded €0.7 million of income tax expense, compared to income tax expense of €0.8 million in the same period last year.

We recorded €0.4 million in other expenses in the current quarter, primarily related to our take-over bid for Fibrek Inc.

In the first quarter of 2012, the noncontrolling shareholder’s interest in the Stendal mill’s income was €0.7 million, compared to income of €4.5 million in the same quarter last year.

FORM 10-Q

QUARTERLY REPORT - PAGE 28

We reported net income attributable to common shareholders of €1.2 million, or €0.02 per basic and diluted share for the first quarter of 2012, which included a non-cash unrealized gain of €0.9 million on the Stendal interest rate derivative, offset by a non-cash charge for stock compensation of €0.9 million. In the first quarter of 2011, net income attributable to common shareholders was €29.1 million, or €0.66 per basic and €0.52 per diluted share, which included a non-cash unrealized gain of €12.2 million, or €0.28 per basic share, on the Stendal interest rate derivative and a €1.1 million non-cash foreign exchange gain on our debt, partially offset by a non-cash charge for stock compensation of €2.1 million, or €0.05 per basic share.

Operating EBITDA in the first quarter of 2012 was €30.6 million, compared to €50.8 million in the first quarter of 2011. Operating EBITDA is defined as operating income (loss) plus depreciation and amortization and non-recurring capital asset impairment charges. Management uses Operating EBITDA as a benchmark measurement of its own operating results, and as a benchmark relative to its competitors. Management considers it to be a meaningful supplement to operating income as a performance measure primarily because depreciation expense and non-recurring capital asset impairment charges are not an actual cash cost, and depreciation expense varies widely from company to company in a manner that management considers largely independent of the underlying cost efficiency of their operating facilities. In addition, we believe Operating EBITDA is commonly used by securities analysts, investors and other interested parties to evaluate our financial performance.

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

QUARTERLY REPORT - PAGE 29

The following table provides a reconciliation of net income attributable to common shareholders to operating income and Operating EBITDA for the periods indicated:

	xxxxxxx	xxxxxxx
	Three Months Ended March 31,
	2012	2011
	(in thousands)
Net income attributable to common shareholders	€1,173	€29,053
Net income attributable to noncontrolling interest	671	4,547
Income tax provision	732	819
Interest expense	14,133	15,906
Other expense (income)	410	(327)
Foreign exchange (gain) loss on debt	—	(1,111)
Loss (gain) on derivative financial instruments	(876)	(12,243)

Operating income	16,243	36,644
Add: Depreciation and amortization	14,350	14,138

Operating EBITDA	€30,593	€50,782

Liquidity and Capital Resources

The following table is a summary of selected financial information at the dates indicated:

	xxxxxxx	xxxxxxx
	As at March 31,	As at December 31,
	2012	2011
	(in thousands)
Financial Position
Cash and cash equivalents	€124,196	€105,072
Marketable securities(1)	12,438	12,372
Working capital	238,046	247,159
Property, plant and equipment	813,137	820,974
Total assets	1,213,199	1,217,250
Long-term liabilities	787,013	807,641
Total equity	288,624	283,542

(1)	Principally comprised of German federal government bonds with a maturity of less than one year.

As at March 31, 2012, our cash and cash equivalents and holdings of short-term German federal government bonds had increased to €136.4 million from €117.3 million at the end of 2011, and working capital had decreased slightly to €238.0 million from €247.2 million at the end of 2011.

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

FORM 10-Q

QUARTERLY REPORT - PAGE 30

The Stendal Loan Facility requires Stendal to maintain a leverage ratio of total debt under the facility to EBITDA (the “Senior Debt/EBITDA Cover Ratio”). An aggregate of 80% of the principal amount of the tranches under the Stendal Loan Facility are severally guaranteed by German federal and state governments, and the facility is without recourse to the “Restricted Group” which is comprised of Mercer Inc., the Rosenthal and Celgar mills, and certain holding subsidiaries. Because of potential changes to foreign exchange rates and pulp prices we can give no assurance that the Stendal mill will be in compliance with the Senior Debt/EBITDA Cover Ratio as of June 30, 2012. We have entered into discussions with the Stendal mill’s lenders and expect to receive, if required, a satisfactory amendment or waiver. Additionally, we have the right to cure any breach of the Senior Debt/EBITDA Cover Ratio by providing additional equity to Stendal. In the event that the Stendal mill is not in compliance with the Senior Debt/EBITDA Cover Ratio, we are not able to acquire a satisfactory amendment or waiver of such covenant, and we do not undertake to cure the breach by providing additional equity to Stendal, the Stendal mill will be in default under the Stendal Loan Facility and the Stendal mill’s lenders will be entitled to pursue their rights and remedies under such facility. This would have a material adverse effect on the Stendal mill and our consolidated results of operations and business.

As at March 31, 2012, we were in compliance with all of the covenants of our indebtedness.

Cash Flow Analysis

Cash Flows from Operating Activities. We operate in a cyclical industry and our operating cash flows vary accordingly. Our principal operating cash expenditures are for labor, fiber and chemicals.

Working capital levels fluctuate throughout the year and are affected by maintenance downtime, changing sales patterns, seasonality and the timing of receivables and the payment of payables and expenses.

Cash provided by operating activities decreased to €36.1 million in the three months ended March 31, 2012 from €74.8 million in the comparative period of 2011, primarily due to decreased net income and an increase in accounts payable and accrued expenses, which provided cash of only €2.6 million in the three months ended March 31, 2012, compared to an increase in accounts payable and accrued expenses providing cash of €25.4 million in the same period of 2011. A decrease in inventories provided cash of €11.7 million in the three months ended March 31, 2012, compared to a decrease in inventories providing cash of €4.3 million in the same period of 2011. A decrease in receivables provided cash of €2.7 million in the three months ended March 31, 2012, compared to a decrease in receivables providing cash of €7.2 million, in the same period of 2011.

Cash Flows from Investing Activities. Investing activities in the three months ended March 31, 2012 used cash of €8.2 million, compared to using cash of €7.3 million in the same period of 2011. Capital expenditures in the three months ended March 31, 2012 used cash of €8.5 million, compared to €8.1 million in the same period of 2011. Capital expenditures in the three months ended March 31, 2012 primarily related to Project Blue Mill (defined below) at our Stendal mill and various small projects at the Celgar and Rosenthal mills.

Cash Flows from Financing Activities. In the three months ended March 31, 2012, financing activities used cash of €8.0 million, compared to using cash of €41.7 million in the same period of 2011. In the comparative period of 2011, financing activities used cash of €41.7 million, primarily as a result of cash used to redeem our 9.25% Senior Notes due 2013, to repay €14.6 million of the principal under the Stendal Loan Facility and to repay €14.7 million of borrowings under the revolving facility at our Celgar mill.

FORM 10-Q

QUARTERLY REPORT - PAGE 31

Capital Resources

In January 2012, we committed to implementing a €40.0 million project at the Stendal mill, referred to as “Project Blue Mill”, to increase production and efficiency through debottlenecking initiatives and the installation of a 40 MW steam turbine at the mill. The €40.0 million required to complete Project Blue Mill will primarily be funded through €12.0 million in non-refundable German government grants and a new €17.0 million amortizing term facility. The balance of Project Blue Mill will be funded through operating cash flow of the Stendal mill and €6.5 million in pro rata shareholder loans from Mercer and Stendal’s noncontrolling shareholder. As at March 31, 2012, we had approximately €16.4 million of capital commitments related to Project Blue Mill and approximately €10.6 million set aside in an investment account to manage the project’s costs and funding.

Additionally, as at March 31, 2012, we had approximately €8.5 million in capital commitments related to a project to upgrade our Rosenthal mill’s recovery process.

In February 2012, we entered into a support agreement with Fibrek Inc. (“Fibrek”) whereby we agreed to make a take-over offer to acquire all of Fibrek’s outstanding common shares. Since the minimum tender condition of our offer was not met upon the expiry of our offer on April 27, 2012, we acquired no Fibrek common shares in connection with such transaction.

Other than commitments relating to Project Blue Mill and the recovery upgrade project at our Rosenthal mill, we currently have no material commitments to acquire assets or operating businesses.

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

Contractual Obligations and Commitments

There were no material changes outside the ordinary course to any of our material contractual obligations during the first three months of 2012.

The collective agreement with our hourly workers at our Celgar mill expired on April 30, 2012. We consider the relationships with our employees at our Celgar mill to be good and, although no assurance can be provided, we currently expect to enter into a new labor agreement with our Celgar mill’s employees without any significant work stoppage.

Foreign Currency

Our reporting currency is the Euro as the majority of our business transactions are denominated in Euros. However, we hold certain assets and liabilities in U.S. dollars and Canadian dollars. Accordingly, our consolidated financial results are subject to foreign currency exchange rate fluctuations.

FORM 10-Q

QUARTERLY REPORT - PAGE 32

We translate foreign denominated assets and liabilities into Euros at the rate of exchange on the balance sheet date. Equity accounts are translated using historical exchange rates. Unrealized gains or losses from these translations are recorded in our consolidated statement of comprehensive income and impact shareholders’ equity on the balance sheet but do not affect our net income.

In the three months ended March 31, 2012, accumulated other comprehensive income increased by €2.4 million to €23.7 million, primarily due to the foreign currency translation adjustment.

Based upon the exchange rate at March 31, 2012, the U.S. dollar has strengthened by approximately 6% in value against the Euro since March 31, 2011. See “Quantitative and Qualitative Disclosures about Market Risk”.

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

The following is a discussion of the results of operations and financial condition of the Restricted Group. For further information regarding the Restricted Group including, without limitation, a reconciliation to our consolidated results of operations, see Note 11 of our Interim Consolidated Financial Statements included herein.

Restricted Group Results — Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

Total revenues for the Restricted Group decreased slightly to €117.9 million ($154.6 million) in the first quarter of 2012, compared to €121.1 million ($165.7 million) in the first quarter of 2011 due to higher energy revenues being more than offset by lower average pulp realizations.

Pulp revenues for the Restricted Group for the three months ended March 31, 2012 decreased to €109.9 million from €115.2 million in the comparative period of 2011, primarily due to lower pulp prices, partially offset by higher sales volumes to China and a stronger U.S. dollar relative to the Euro. The U.S. dollar was approximately 4% stronger versus the Euro in the first quarter of 2012 compared to the first quarter of 2011. Energy revenues increased by approximately 38% in the current quarter to €8.0 million from €5.8 million in the same period last year, primarily due to strong pulp production resulting in record first quarter energy sales at both our Celgar and Rosenthal mills.

List prices for NBSK pulp in Europe were approximately $837 (€638) per ADMT in the current quarter, compared to $960 (€702) per ADMT in the same quarter last year. In the first quarter of 2012, average pulp sales realizations for the Restricted Group decreased to €514 per ADMT from €596 per ADMT in the same period last year due to a lower pulp prices partially offset by a stronger U.S. dollar relative to the Euro.

FORM 10-Q

QUARTERLY REPORT - PAGE 33

Pulp production for the Restricted Group marginally increased to 218,620 ADMTs in the first quarter of 2012 from 204,306 ADMTs in the same period of 2011.

Pulp sales volume of the Restricted Group increased to 213,472 ADMTs in the first quarter of 2012 from 193,236 ADMTs in the comparative period of 2011, primarily due to increased sales to China.

Costs and expenses for the Restricted Group in the first quarter of 2012 increased to €112.5 million from €99.8 million in the comparative period of 2011, primarily due to higher sales volumes combined with higher fiber costs at our Celgar mill.

In the first quarter of 2012, operating depreciation and amortization for the Restricted Group remained at €7.6 million compared to the same period last year. Selling, general and administrative expenses for the Restricted Group marginally increased to €6.5 million from €6.2 million in the comparative period of 2011.

Transportation costs for the Restricted Group increased to €12.9 million in the first quarter of 2012 from €11.2 million in the same quarter last year due to higher sales volumes and increased demand from China.

Overall, per unit fiber costs of the Restricted Group in the first quarter of 2012 increased by approximately 4% compared to the same period in 2011, due to higher costs at our Celgar mill, primarily caused by increased competition for fiber.

In the first quarter of 2012, the Restricted Group reported operating income of €5.4 million compared to operating income of €21.3 million in the first quarter of 2011, primarily due to lower pulp prices.

Interest expense for the Restricted Group decreased to €5.8 million in the first quarter of 2012 from €7.3 million in the same quarter last year, primarily due to lower debt levels.

In the first quarter of 2012, the Restricted Group recorded a foreign exchange gain on foreign currency denominated debt of €nil, compared to a gain on foreign currency denominated debt of €1.1 million in the first quarter of 2011.

During the first quarter of 2012, the Restricted Group recorded €0.7 million of income tax expense, compared to income tax expense of €0.5 million in the same period last year.

The Restricted Group also recorded €0.5 million in other expenses during the first quarter of 2012, related to our take-over bid for Fibrek.

The Restricted Group reported a net loss for the first quarter of 2012 of €0.3 million compared to net income of €15.9 million in the same period last year.

In the first quarter of 2012, the Restricted Group reported Operating EBITDA of €13.1 million compared to Operating EBITDA of €29.0 million in the comparative quarter of 2011. Operating EBITDA is defined as operating income (loss) plus depreciation and amortization and non-recurring capital asset impairment charges. Operating EBITDA has significant limitations as an analytical tool, and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. See the discussion of our results for the three months ended March 31, 2012 for additional information relating to such limitations of Operating EBITDA.

FORM 10-Q

QUARTERLY REPORT - PAGE 34

The following table provides a reconciliation of net income (loss) to operating income (loss) and Operating EBITDA for the Restricted Group for the periods indicated:

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Restricted Group(1)
Net income (loss)	€(317)	€15,869
Income tax provision	715	524
Interest expense	5,810	7,273
Other income	(825)	(1,279)
Foreign exchange (gain) loss on debt	—	(1,111)

Operating income	5,383	21,276
Add: Depreciation and amortization	7,703	7,676

Operating EBITDA	€13,086	€28,952

(1)	See Note 11 of the interim consolidated financial statements included elsewhere herein for a reconciliation to our consolidated results.

Liquidity and Capital Resources of the Restricted Group

The following table is a summary of selected financial information for the Restricted Group at the dates indicated:

	0000	0000
	As at March 31,	As at December 31,
	2012	2011
	(in thousands)
Restricted Group Financial Position(1)
Cash and cash equivalents	€53,595	€44,829
Marketable securities(2)	12,438	12,372
Working capital	149,641	149,973
Property, plant and equipment	348,718	353,925
Total assets	665,460	658,844
Long-term liabilities	261,169	262,770
Total equity	347,336	344,415

(1)	See Note 11 of the interim consolidated financial statements included elsewhere herein for a reconciliation to our consolidated results.
(2)	Principally comprised of German federal government bonds with a maturity of less than one year.

At March 31, 2012, cash and cash equivalents and holdings of short-term German federal government bonds for the Restricted Group increased to €65.8 million from €57.0 million at the end of 2011.

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

Generally, forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “seeks”, “estimates”, or words of similar meaning, or future or conditional verbs, such as “will”, “should”, “could”, or “may”, although not all forward-looking statements contain these identifying words. Forward-looking statements are based on expectations, forecasts and assumptions by our management and involve a number of risks, uncertainties and other factors, many of which are beyond our control, that could cause actual conditions, events or results to differ significantly from those described in the forward-looking statements. These factors include, but are not limited to, the following:

•	the highly cyclical nature of our business;

•	our level of indebtedness could negatively impact our financial condition and results of operations;

FORM 10-Q

QUARTERLY REPORT - PAGE 36

•	a weak global economy could adversely affect our business and financial results and have a material adverse effect on our liquidity and capital resources;

•	non-compliance with the covenants of the Stendal Loan Facility could have a material adverse effect on the Stendal mill and our consolidated results of operations and business;

•	cyclical fluctuations in the price and supply of our raw materials could adversely affect our business;

•	we operate in highly competitive markets;

•	we are exposed to currency exchange rate and interest rate fluctuations;

•	increases in our capital expenditures or maintenance costs could have a material adverse effect on our cash flow and our ability to satisfy our debt obligations;

•	we use derivatives to manage certain risks which has caused significant fluctuations in our operating results;

•	we are subject to extensive environmental regulation and we could have environmental liabilities at our facilities;

•	Project Blue Mill might not generate the results we expect;

•	our business is subject to risks associated with climate change and social government responses thereto;

•	we are subject to risks related to our employees;

•	we rely on German federal and state government grants and guarantees;

•	risks relating to our participation in the European Union Emissions Trading Scheme and the application of Germany’s Renewable Energy Resources Act;

•	we are dependent on key personnel;

•	we may experience material disruptions to our production;

•	we may incur losses as a result of unforeseen or catastrophic events, including the emergence of a pandemic, terrorist attacks or natural disasters;

•	our insurance coverage may not be adequate; and

•	we rely on third parties for transportation services.

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

QUARTERLY REPORT - PAGE 37

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

Demand for pulp has historically been determined by the level of economic growth and has been closely tied to overall business activity. From 2006 to mid-2008, pulp prices in Europe steadily improved. However, in the latter half of 2008, a global economic crisis resulted in a sharp decline of European pulp prices from a high of $900 per ADMT to $635 per ADMT at the end of 2008. Pulp prices began to increase in the second half of 2009 and continued to increase to record levels through June of 2010, before declining slightly in the fourth quarter of 2010. Pulp prices again rebounded to record levels in the first half of 2011 but declined sharply in the latter part of the year, primarily due to economic uncertainty in Europe and credit tightening in China. Despite continued economic uncertainty in Europe, European pulp prices stabilized at approximately €837 per ADMT in the first quarter of 2012.

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

QUARTERLY REPORT - PAGE 38

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

QUARTERLY REPORT - PAGE 39

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

During the three months ended March 31, 2012, we recorded an unrealized gain of €0.9 million on our outstanding interest rate derivative compared to an unrealized gain of €12.2 million in the same period of 2011.

We are also subject to some energy price risk, primarily for the natural gas and the electricity that our operations purchase.

FORM 10-Q

QUARTERLY REPORT - PAGE 40

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

QUARTERLY REPORT - PAGE 41

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are subject to routine litigation incidental to our business, including those described in our latest annual report on Form 10-K for the fiscal year ended December 31, 2011. We do not believe that the outcome of such litigation will have a material adverse effect on our business or financial condition.

ITEM 1A.	RISK FACTORS

If our Stendal mill is not in compliance with its covenants under the Stendal Loan Facility and it is unable to obtain a waiver or other satisfactory arrangement with its lenders, it would have a material adverse effect on the Stendal mill and our consolidated results of operations and business.

Because of potential changes to foreign exchange rates and pulp prices we can give no assurance that the Stendal mill will be in compliance with the Senior Debt/EBITDA Cover Ratio as of June 30, 2012. We have entered into discussions with the Stendal mill’s lenders and expect to receive, if required, a satisfactory amendment or waiver. Additionally, we have the right to cure any breach of the Senior Debt/EBITDA Cover Ratio by providing additional equity to Stendal. In the event that the Stendal mill is not in compliance with the Senior Debt/EBITDA Cover Ratio, we are not able to acquire a satisfactory amendment or waiver of such covenant, and we do not undertake to cure the breach by providing additional equity to Stendal, the Stendal mill will be in default under the Stendal Loan Facility and the Stendal mill’s lenders will be entitled to pursue their rights and remedies under such facility. This would have a material adverse effect on the Stendal mill and our consolidated results of operations and business.

Other than as listed above, there have been no material changes to the factors disclosed in Item 1A. Risk Factors in our latest annual report on Form 10-K for the fiscal year ended December 31, 2011.

ITEM 2.	UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

None.

FORM 10-Q

QUARTERLY REPORT - PAGE 42

ITEM 6.	EXHIBITS

Exhibit No.	Description

10.1	Amended and Restated Employment Agreement dated March 7, 2012, between Mercer International Inc. and Claes-Inge Isacson

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1*	Section 906 Certification of Chief Executive Officer

32.2*	Section 906 Certification of Chief Financial Officer

*	In accordance with Release 33-8212 of the Commission, these Certifications: (i) are “furnished” to the Commission and are not “filed” for the purposes of liability under the Securities Exchange Act of 1934, as amended; and (ii) are not to be subject to automatic incorporation by reference into any of the Company’s registration statements filed under the Securities Act of 1933, as amended for the purposes of liability thereunder or any offering memorandum, unless the Company specifically incorporates them by reference therein.

FORM 10-Q

QUARTERLY REPORT - PAGE 43

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERCER INTERNATIONAL INC.

By:	/s/ David M. Gandossi
David M. Gandossi
Secretary and Chief Financial Officer

Date: May 7, 2012

FORM 10-Q

QUARTERLY REPORT - PAGE 44