Form 10-Q
period 2012-06-30
MERCER INTERNATIONAL INC.
filed 2012-08-03
CIK 1333274

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Act).     YES   ☐    NO  ☒

The Registrant had 55,815,704 shares of common stock outstanding as at August 2, 2012.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MERCER INTERNATIONAL INC.

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2012

(Unaudited)

FORM 10-Q

QUARTERLY REPORT - PAGE 2

MERCER INTERNATIONAL INC.

INTERIM CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands of Euros)

	June 30, 2012	December 31, 2011
ASSETS
Current assets
Cash and cash equivalents	€130,887	€105,072
Marketable securities	10,201	12,216
Receivables	103,923	120,487
Inventories (Note 2)	118,220	120,539
Prepaid expenses and other	8,592	8,162
Deferred income tax	8,271	6,750

Total current assets	380,094	373,226

Long-term assets
Property, plant and equipment	816,892	820,974
Deferred note issuance and other	12,561	10,763
Deferred income tax	16,148	12,287

	845,601	844,024

Total assets	€1,225,695	€1,217,250

LIABILITIES
Current liabilities
Accounts payable and other	€103,879	€99,640
Pension and other post-retirement benefit obligations (Note 4)	773	756
Debt (Note 3)	36,088	25,671

Total current liabilities	140,740	126,067

Long-term liabilities
Debt (Note 3)	694,150	708,415
Unrealized interest rate derivative losses (Note 8)	51,791	52,391
Pension and other post-retirement benefit obligations (Note 4)	31,798	31,197
Capital leases and other	13,453	13,053
Deferred income tax	3,895	2,585

	795,087	807,641

Total liabilities	935,827	933,708

EQUITY
Shareholders’ equity
Share capital (Note 5)	248,371	247,642
Paid-in capital	(4,726)	(4,857)
Retained earnings	40,673	37,985
Accumulated other comprehensive income	21,825	21,346

Total shareholders’ equity	306,143	302,116

Noncontrolling deficit	(16,275)	(18,574)

Total equity	289,868	283,542

Total liabilities and equity	€1,225,695	€1,217,250

Commitments and contingencies (Note 10)

The accompanying notes are an integral part of these interim consolidated financial statements.

FORM 10-Q

QUARTERLY REPORT - PAGE 3

MERCER INTERNATIONAL INC.

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands of Euros, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues
Pulp	€186,036	€217,274	€385,475	€427,732
Energy and chemicals	18,026	17,221	36,945	33,093

	204,062	234,495	422,420	460,825
Costs and expenses
Operating costs	162,617	175,815	340,387	341,365
Operating depreciation and amortization	14,525	13,869	28,812	27,945

	26,920	44,811	53,221	91,515
Selling, general and administrative expenses	8,624	8,600	18,682	18,660

Operating income	18,296	36,211	34,539	72,855

Other income (expense)
Interest expense	(13,863)	(14,883)	(27,996)	(30,789)
Gain (loss) on derivative instruments (Note 8)	1,343	(2,339)	2,219	9,904
Foreign exchange gain on debt	—	342	—	1,453
Other income (expense)	(368)	136	(778)	463

Total other income (expense)	(12,888)	(16,744)	(26,555)	(18,969)

Income before income taxes	5,408	19,467	7,984	53,886
Income tax benefit (provision) – current	(6,281)	(1,478)	(6,337)	(2,297)
– deferred	4,016	(2,140)	3,340	(2,140)

Net income	3,143	15,849	4,987	49,449
Less: net income attributable to noncontrolling interest	(1,628)	(1,466)	(2,299)	(6,013)

Net income attributable to common shareholders	€1,515	€14,383	€2,688	€43,436

Net income per share attributable to common shareholders (Note 7)
Basic	€0.03	€0.32	€0.05	€0.97

Diluted	€0.03	€0.26	€0.05	€0.77

The accompanying notes are an integral part of these interim consolidated financial statements.

FORM 10-Q

QUARTERLY REPORT - PAGE 4

MERCER INTERNATIONAL INC.

INTERIM CONSOLIDATED STATEMENTS OF RETAINED EARNINGS

(Unaudited)

(In thousands of Euros)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net income attributable to common shareholders	€1,515	€14,383	€2,688	€43,436
Retained earnings (deficit), beginning of period	39,158	18,097	37,985	(10,956)

Retained earnings, end of period	€40,673	€32,480	€40,673	€32,480

INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands of Euros)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net income	€3,143	€15,849	€4,987	€49,449

Other comprehensive income (loss), net of taxes
Foreign currency translation adjustment during the three and six month periods, net of tax benefit of €1,118 and €1,208, respectively (2011 – €nil and €nil, respectively)	(1,334)	(864)	813	2,600
Pension income (expense)	(485)	127	(336)	403
Unrealized gains (losses) on securities arising during the period	(66)	(6)	2	—

Other comprehensive income (loss), net of taxes	(1,885)	(743)	479	3,003

Total comprehensive income	1,258	15,106	5,466	52,452

Comprehensive income attributable to noncontrolling interest	(1,628)	(1,466)	(2,299)	(6,013)

Comprehensive income (loss) attributable to common shareholders	€(370)	€13,640	€3,167	€46,439

The accompanying notes are an integral part of these interim consolidated financial statements.

FORM 10-Q

QUARTERLY REPORT - PAGE 5

MERCER INTERNATIONAL INC.

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands of Euros)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Cash flows from (used in) operating activities
Net income attributable to common shareholders	€1,515	€14,383	€2,688	€43,436
Adjustments to reconcile net income attributable to common shareholders to cash flows from operating activities
Loss (gain) on derivative instruments	(1,343)	2,339	(2,219)	(9,904)
Foreign exchange gain on debt	—	(342)	—	(1,453)
Depreciation and amortization	14,588	13,929	28,938	28,067
Accretion expense	—	289	—	759
Noncontrolling interest	1,628	1,466	2,299	6,013
Deferred income taxes	(4,016)	2,140	(3,340)	2,140
Stock compensation expense	(6)	471	862	2,539
Pension and other post-retirement expense, net of funding	(41)	7	(55)	(7)
Other	73	919	866	1,603
Changes in current assets and liabilities
Receivables	12,338	5,523	15,023	12,700
Inventories	(8,296)	(8,399)	3,442	(4,086)
Accounts payable and accrued expenses	805	(833)	3,454	24,555
Other	(86)	485	1,338	844

Net cash from (used in) operating activities	17,159	32,377	53,296	107,206

Cash flows from (used in) investing activities
Purchase of property, plant and equipment	(9,838)	(7,756)	(18,303)	(15,825)
Proceeds on sale of property, plant and equipment	113	27	339	380
Proceeds on sale of marketable securities	2,008	—	2,008	—
Note receivable	—	375	—	771

Net cash from (used in) investing activities	(7,717)	(7,354)	(15,956)	(14,674)

Cash flows from (used in) financing activities
Repayment of notes payable and debt	(1,584)	—	(11,710)	(30,351)
Repayment of capital lease obligations	(448)	(638)	(1,059)	(1,493)
Repayment of credit facilities, net	(3,759)	—	—	(14,652)
Payment of note issuance costs	—	—	(1,621)	—
Proceeds from government grants	1,692	4,837	2,322	8,949

Net cash from (used in) financing activities	(4,099)	4,199	(12,068)	(37,547)

Effect of exchange rate changes on cash and cash equivalents	1,348	(668)	543	(2,212)

Net increase in cash and cash equivalents	6,691	28,554	25,815	52,773
Cash and cash equivalents, beginning of period	124,196	123,241	105,072	99,022

Cash and cash equivalents, end of period	€130,887	€151,795	€130,887	€151,795

The accompanying notes are an integral part of these interim consolidated financial statements.

FORM 10-Q

QUARTERLY REPORT - PAGE 6

MERCER INTERNATIONAL INC.

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Unaudited)

(In thousands of Euros)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Supplemental disclosure of cash flow information
Cash paid during the period for
Interest	€21,439	€23,406	€26,266	€29,920
Income taxes	411	35	3,019	336
Supplemental schedule of non-cash investing and financing activities
Acquisition of production and other equipment under capital lease obligations	€774	€(37)	€774	€273
Increase (decrease) in accounts payable related to investing and financing activities	422	3,635	(1,323)	3,486
Increase (decrease) in accounts receivable and other current assets related to investing activities	(1,695)	(2,686)	(2,333)	(2,890)

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

Certain prior year amounts in the interim consolidated financial statements have been reclassified to conform to the current year presentation. Beginning in the second quarter of 2012 the Company has presented revenue from the sale of chemicals within energy and chemicals revenue in the Interim Consolidated Statement of Operations. This revenue had previously been presented within operating costs. Chemical revenue for the three and six month periods ended June 30, 2012 was €3,179 and €5,987, respectively (2011 – €3,280 and €5,475).

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

Note 2. Inventories

	June 30, 2012	December 31, 2011
Raw materials	€37,985	€48,063
Finished goods	46,201	41,392
Spare parts, work in process and other	34,034	31,084

	€118,220	€120,539

FORM 10-Q

QUARTERLY REPORT - PAGE 9

MERCER INTERNATIONAL INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of Euros, except per share data)

Note 3. Debt

Debt consists of the following:

	June 30, 2012	December 31, 2011
Note payable to bank, included in a total loan credit facility of €827,950 to finance the construction related to the Stendal mill (a)	€467,907	€477,490
Senior notes due December 2017, interest at 9.50% accrued and payable semi-annually, unsecured (b)	224,472	220,753
Credit agreement with a lender with respect to a revolving credit facility of C$40 million (c)	—	—
Term bank facility for project at the Stendal mill of €17,000 (d)	—	—
Loans payable to the noncontrolling shareholder of the Stendal mill (e)	35,683	33,124
Investment loan agreement with a lender with respect to the wash press project at the Rosenthal mill of €4,351 (f)	2,176	2,719
Credit agreement with a bank with respect to a revolving credit facility of €25,000 (g)	—	—
Credit agreement with a bank with respect to a revolving credit facility of €3,500 (h)	—	—

	730,238	734,086
Less: current portion	(36,088)	(25,671)

Debt, less current portion	€694,150	€708,415

The Company made principal repayments under these facilities of €11,710 during the six month period ended June 30, 2012 (2011 – €30,351). As of June 30, 2012, the principal maturities of debt are as follows:

Matures	Amount
2012	€15,544
2013(1)	41,088
2014	40,544
2015	44,000
2016	44,000
Thereafter	545,062

€730,238

(1)	Includes €20,544 of principal debt repayments recorded as current debt as at June 30, 2012.

Certain of the Company’s debt instruments were issued under an indenture which, among other things, restricts its ability and the ability of its restricted subsidiaries to make certain payments. These limitations are subject to other important qualifications and exceptions. As at June 30, 2012, the Company was in compliance with the terms of the indenture.

(a)	Note payable to bank, included in a total loan facility of €827,950 to finance the construction related to the Stendal mill (“Stendal Loan Facility”), interest at rates varying from Euribor plus 0.90% to Euribor plus 1.80% (rates on amounts of borrowing at June 30, 2012 range from 2.14% to 2.89%), principal due in required installments beginning September 30, 2006 until September 30, 2017, collateralized by the assets of the Stendal mill, with 48% and 32% guaranteed by the Federal Republic of Germany and the State of Saxony-Anhalt, respectively, of up to €407,907 of outstanding principal, subject to a debt service reserve account (“DSRA”) for purposes of paying amounts due in the following 12 months under the terms of the Stendal Loan Facility; payment of dividends is only permitted if certain cash flow requirements are met. See Note 8 – Derivative Transactions for a discussion of the Company’s variable-to-fixed interest rate swap that was put in place to effectively fix the interest rate on the Stendal Loan Facility.

FORM 10-Q

QUARTERLY REPORT - PAGE 10

MERCER INTERNATIONAL INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of Euros, except per share data)

Note 3. Debt (continued)

On March 13, 2009, the Company finalized an agreement with its lenders to amend its Stendal Loan Facility. The amendment deferred approximately €164,000 of scheduled principal payments until the maturity date, September 30, 2017. The amendment also provided for a 100% cash sweep, referred to as the “Cash Sweep”, of any cash, in excess of a €15,000 working capital reserve and the Guarantee Amount, as discussed in Note 10(a) – Commitments and Contingencies, held by Stendal which will be used first to fund the DSRA to a level sufficient to service the amounts due and payable under the Stendal Loan Facility during the then following 12 months, which means the DSRA is “Fully Funded”, and second to prepay the deferred principal amounts. As at June 30, 2012, the DSRA balance was €31,800 and was not Fully Funded.

(b)	On November 17, 2010, the Company completed a private offering of $300.0 million in aggregate principal amount of senior notes due 2017 (“Senior Notes”). The Senior Notes were issued at a price of 100% of their principal amount. The Senior Notes will mature on December 1, 2017 and bear interest at 9.50% which is accrued and payable semi-annually.

In August 2011, the Company’s Board of Directors authorized the purchase of up to $25.0 million in aggregate principal amount of the Company’s Senior Notes from time to time, over a period ending August 2012. During the six month period ended June 30, 2012, the Company purchased $2.0 million of its outstanding Senior Notes. During the twelve month period ended December 31, 2011, the Company purchased $13.6 million of its outstanding Senior Notes. In June 2012, the Company’s Board of Directors authorized the purchase of up to €50,000 in aggregate principal amount of the Company’s Senior Notes from time to time, over a period ending June 2013.

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

The Company may redeem all or a part of the Senior Notes, upon not less than 30 days’ or more than 60 days’ notice, at the redemption prices (expressed as percentages of principal amount) equal to 104.75% for the twelve month period beginning on December 1, 2014, 102.38% for the twelve month period beginning on December 1, 2015, and 100.00% beginning on December 1, 2016 and at any time thereafter, plus accrued and unpaid interest.

(c)	Credit agreement with respect to a revolving credit facility of up to C$40.0 million for the Celgar mill. The credit agreement matures May 2013. Borrowings under the credit agreement are collateralized by the mill’s inventory and receivables and are restricted by a borrowing base calculated on the mill’s inventory and receivables. Canadian dollar denominated amounts bear interest at bankers acceptance plus 3.75% or Canadian prime plus 2.00%. U.S. dollar denominated amounts bear interest at LIBOR plus 3.75% or U.S. base plus 2.00%. As at June 30, 2012, approximately C$36.3 million was available.

(d)	A €17,000 amortizing term facility to partially finance a project, referred to as “Project Blue Mill”, to increase the Stendal mill’s annual pulp production capacity by 30,000 air-dried metric tonnes and includes the installation of an additional 40 megawatt steam turbine. The facility, 80% of which is guaranteed by the State of Saxony-Anhalt, bears interest at a rate of Euribor plus 3.5% per annum and is available for disbursement up to August 31, 2013. The interest period for the facility, at the choice of the Company, will be of one, three or six months duration and interest is paid on the last day of the interest period selected. The facility, together with accrued interest, is scheduled to mature in September 2017. The facility will be repaid semi-annually, commencing September 30, 2013 and will be non-recourse to the Company. As at June 30, 2012, the Company had not drawn on this facility. As part of the term facility, the Company was required to open an investment account with the lender for the purpose of managing project costs and is required to deposit all funding associated with Project Blue Mill in this account. As at June 30, 2012 the balance in the investment account was €9,470; this cash was from shareholder loans entered into in January 2012 and operating cash flows.

FORM 10-Q

QUARTERLY REPORT - PAGE 11

MERCER INTERNATIONAL INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of Euros, except per share data)

Note 3. Debt (continued)

(e)	A loan of €25,128 payable by the Stendal mill to its noncontrolling shareholder bears interest at 7.00%, and is accrued semi-annually. The loan payable is unsecured, subordinated to all liabilities of the Stendal mill, non-recourse to the Company and its restricted subsidiaries, and is due in 2017.

In January 2012, the Stendal mill entered into two additional loans payable by the Stendal mill to its noncontrolling shareholder as part of the financing for Project Blue Mill. The first loan has a principal amount of €1,192 and the second loan has a principal amount of €440. Both loans bear interest at 7.00% per annum and are due in 2017, provided that the Project Blue Mill facility (Note 3(d)) and the Stendal Loan Facility (Note 3(a)) have been fully repaid on such date. The second loan may be repaid prior to October 1, 2017 if the DSRA has been Fully Funded for the first time. The first loan is subordinated to all liabilities of the Stendal mill and the second loan is subordinated to all liabilities of the Stendal mill only until such time as the DSRA is Fully Funded for the first time.

As at June 30, 2012, accrued interest on these loans was €8,923. As at December 31, 2011, accrued interest on these loans was €7,996.

(f)	A four-year amortizing investment loan agreement with a lender relating to the wash press project at the Rosenthal mill with a total facility of €4,351 bearing interest at the rate of Euribor plus 2.75% that matures August 2013. Borrowings under this agreement are secured by the new wash press equipment. As at June 30, 2012, the balance outstanding was €2,176 and was accruing interest at a rate of 4.17%.

(g)	A €25,000 working capital facility at the Rosenthal mill that matures in December 2012. Borrowings under the facility are collateralized by the mill’s inventory and receivables and bear interest at Euribor plus 3.50%. As at June 30, 2012, approximately €2,100 of this facility was supporting bank guarantees leaving approximately €22,900 available.

(h)	On February 8, 2010, the Rosenthal mill finalized a credit agreement with a lender for a €3,500 facility maturing in December 2012. Borrowings under this facility bear interest at the rate of the three-month Euribor plus 3.50% and are secured by certain land at the Rosenthal mill. As at June 30, 2012, this facility was undrawn.

Note 4. Pension and Other Post-Retirement Benefit Obligations

Included in pension and other post-retirement benefit obligations are amounts related to the Company’s Celgar and Rosenthal mills. The largest component of this obligation is with respect to the Celgar mill which maintains a defined benefit pension plan and post-retirement benefit plans for certain employees (“Celgar Plans”).

Pension benefits are based on employees’ earnings and years of service. The Celgar Plans are funded by contributions from the Company based on actuarial estimates and statutory requirements. Pension contributions during the three and six month periods ended June 30, 2012 totaled €511 and €1,012, respectively (2011 – €430 and €894).

Effective December 31, 2008, the defined benefit plan was closed to new members. In addition, the defined benefit service accrual ceased on December 31, 2008, and members began to receive pension benefits, at a fixed contractual rate, under a new defined contribution plan effective January 1, 2009. During the three and six month periods ended June 30, 2012, the Company made contributions of €159 and €320, respectively (2011 – €146 and €285) to this plan.

FORM 10-Q

QUARTERLY REPORT - PAGE 12

MERCER INTERNATIONAL INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of Euros, except per share data)

Note 4. Pension and Other Post-Retirement Benefit Obligations (continued)

Information about the Celgar Plans, in aggregate for the three and six month periods ended June 30, 2012 and June 30, 2011 is as follows:

	Three Months Ended June 30,
	2012		2011
	Pension Benefits	Post- Retirement Benefits	Pension Benefits	Post- Retirement Benefits
Service cost	€28	€140	€22	€116
Interest cost	378	217	373	201
Expected return on plan assets	(406)	—	(383)	—
Recognized net loss (gain)	280	1	126	(17)

Net periodic benefit cost	€280	€358	€138	€300

	Six Months Ended June 30,
	2012		2011
	Pension Benefits	Post- Retirement Benefits	Pension Benefits	Post- Retirement Benefits
Service cost	€55	€278	€44	€235
Interest cost	751	431	758	409
Expected return on plan assets	(807)	—	(777)	—
Recognized net loss (gain)	557	3	256	(35)

Net periodic benefit cost	€556	€712	€281	€609

The Company participates in a multiemployer plan for hourly-paid employees at the Celgar mill. The contributions to this plan are determined based on an amount per hour worked pursuant to a collective bargaining agreement. The Company has no current or future contribution obligations in excess of the contractual contributions. During the three and six month periods ended June 30, 2012, the Company made contributions of €463 and €940, respectively (2011 – €526 and €974) to this plan.

Note 5. Share Capital

Common shares

The Company has authorized 200,000,000 common shares with a par value of $1 per share.

As at June 30, 2012, the Company had 55,815,704 common shares issued and outstanding. As at December 31, 2011, the Company had 55,779,204 common shares issued and outstanding. During the six months ended June 30, 2012, the Company issued 36,500 restricted shares to directors of the Company.

Share Repurchase Program

In August 2011, the Company’s Board of Directors authorized a share repurchase program (the “Program”) to repurchase up to $25.0 million worth of the Company’s outstanding common shares from time to time over a period ending August 2012. During the six month period ended June 30, 2012, the Company did not repurchase any of its common shares. During the twelve month period ended December 31, 2011, the Company repurchased 1,263,401 of its common shares at an aggregate cost of $10.6 million.

In July 2012, the Company’s Board of Directors re-authorized the Program to allow for the repurchase of up to approximately $14.4 million of the Company’s outstanding shares of common stock over a period ending August 2013.

FORM 10-Q

QUARTERLY REPORT - PAGE 13

MERCER INTERNATIONAL INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of Euros, except per share data)

Note 5. Share Capital (continued)

Preferred shares

The Company has authorized 50,000,000 preferred shares with $1 par value issuable in series, of which 2,000,000 shares have been designated as Series A. The preferred shares may be issued in one or more series and with such designations and preferences for each series as shall be stated in the resolutions providing for the designation and issue of each such series adopted by the Board of Directors of the Company. The Board of Directors is authorized by the Company’s articles of incorporation to determine the voting, dividend, redemption and liquidation preferences pertaining to each such series. As at June 30, 2012, no preferred shares had been issued by the Company.

Note 6. Stock-Based Compensation

In June 2010, the Company adopted a new stock incentive plan (the “2010 Plan”) which provides for options, restricted stock rights, restricted shares, performance shares, performance share units (“PSUs”) and stock appreciation rights to be awarded to employees, consultants and non-employee directors. As at June 30, 2012, after factoring in all allocated shares, there remain approximately 1.1 million common shares available for grant pursuant to the 2010 Plan.

Performance Shares and PSUs

Performance shares are common shares granted to an employee which have restrictive conditions, such as the ability to sell the shares, until the Company and the grantee achieve certain performance objectives. PSUs comprise rights to receive common shares at a future date that are contingent on the Company and the grantee achieving certain performance objectives.

The fair value of the performance shares and PSUs is recorded as compensation expense over the vesting period. The fair value is determined based upon the targeted number of shares awarded and the quoted price of the Company’s shares at the reporting date. The target number of shares is determined using management’s best estimate. The final determination of the number of shares to be granted or unrestricted will be made by the Company’s Board of Directors. For the three and six month periods ended June 30, 2012 the Company recognized a recovery of €218 and an expense of €377, respectively, related to the PSUs (2011 expense – €245 and €759).

As at June 30, 2012, there are no performance shares outstanding.

The following summarizes PSU activity during the period:

Number of PSUs
Outstanding at January 1, 2011	534,783
Granted	812,575
Vested and issued	(474,728)
Cancelled	(60,055)
Forfeited	(17,263)

Outstanding at December 31, 2011	795,312
Granted	29,461
Forfeited	(35,481)

Outstanding at June 30, 2012	789,292

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

Expense recognized for the three and six month periods ended June 30, 2012 was €202 and €485, respectively (2011 – €265 and €396). As at June 30, 2012, the total remaining unrecognized compensation cost related to restricted stock amounted to approximately €1,088 (2011 – €1,808), which will be amortized over the remaining vesting periods.

The following summarizes restricted share activity during the period:

Number of restricted shares
Outstanding at January 1, 2011	56,000
Awarded	238,000
Vested	(56,000)

Outstanding at December 31, 2011	238,000
Awarded	36,500
Vested	(78,000)

Outstanding at June 30, 2012	196,500

Stock Options

During the six month periods ended June 30, 2012 and 2011, no options were granted, exercised or cancelled. During the six-month period ended June 30, 2012, nil options expired (2011 – 15,000). The aggregate intrinsic value of options is calculated as the difference between the quoted market price for the Company’s common stock as at June 30, 2012, and the exercise price of the stock options for those options where the exercise price is below the quoted market price. As at June 30, 2012, the Company had 100,000 options with an exercise price below the quoted market price resulting in an aggregate intrinsic value of €5. As at June 30, 2011, the Company had 175,000 options with an exercise price below the quoted market price resulting in an aggregate intrinsic value of €444. The Company issues new shares upon the exercise of stock options.

Stock compensation expense recognized for the three and six month periods ended June 30, 2012 was €nil (2011 – €nil). As at June 30, 2012 the Company had 175,000 stock options which have fully vested.

FORM 10-Q

QUARTERLY REPORT - PAGE 15

MERCER INTERNATIONAL INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of Euros, except per share data)

Note 7. Net Income Per Share Attributable to Common Shareholders

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income attributable to common shareholders – basic	€1,515	€14,383	€2,688	€43,436
Interest on convertible notes, net of tax	—	349	—	750

Net income attributable to common shareholders – diluted	€1,515	€14,732	€2,688	€44,186

Net income per share attributable to common shareholders
Basic	€0.03	€0.32	€0.05	€0.97

Diluted	€0.03	€0.26	€0.05	€0.77

Weighted average number of common shares outstanding:
Basic(1)	55,593,314	45,521,094	55,574,072	44,805,877
Effect of dilutive instruments:
Performance shares and PSUs	267,013	107,468	329,737	472,860
Restricted shares	—	27,824	—	77,946
Stock options and awards	13,878	83,734	20,927	78,355
Convertible notes	—	11,259,152	—	11,846,592

Diluted	55,874,205	56,999,272	55,924,736	57,281,630

(1)	The basic weighted average number of shares excludes 196,500 restricted shares which have been issued, but have not vested as at June 30, 2012 (2011 – 238,000 restricted shares).

The calculation of diluted net income per share attributable to common shareholders does not assume the exercise of any instruments that would have an anti-dilutive effect on earnings per share.

Stock options and awards excluded from the calculation of diluted income per share attributable to common shareholders because they were anti-dilutive totaled 75,000 stock options for the three and six month periods ended June 30, 2012 (2011 – nil and nil).

Restricted shares excluded from the calculation of diluted income per share attributable to common shareholders because they were anti-dilutive totaled 196,500 restricted shares for the three and six month periods ended June 30, 2012 (2011 – nil and nil).

FORM 10-Q

QUARTERLY REPORT - PAGE 16

MERCER INTERNATIONAL INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of Euros, except per share data)

Note 8. Derivative Transactions

The Company is exposed to certain market risks relating to its ongoing business. The Company seeks to manage these risks through internal risk management policies as well as, from time to time, the use of derivatives. The Company currently manages its interest rate risk and a small portion of its pulp sales price risk with the use of derivative instruments. The derivatives are measured at fair value with changes in fair value immediately recognized in the Interim Consolidated Statement of Operations.

Interest Rate Derivative

During 2004, the Company entered into certain variable-to-fixed interest rate swaps in connection with the Stendal Loan Facility with respect to an aggregate maximum principal amount of approximately €612,600 of the principal of the total indebtedness under the Stendal Loan Facility. Under the remaining interest rate swap, the Company pays a fixed rate and receives a floating rate with the interest payments being calculated on a notional amount. Currently, the contract has an aggregate notional amount of €381,489 at a fixed interest rate of 5.28% and it matures in October 2017 (which for the most part matches the maturity of the Stendal Loan Facility). The Company recognized an unrealized loss of €276 and a gain of €600 with respect to this interest rate swap for the three and six month periods ended June 30, 2012, respectively (2011 – a loss of €2,339 and a gain of €9,904), in gain (loss) on derivative instruments in the Interim Consolidated Statement of Operations. The fair value of the interest rate swap is presented in unrealized interest rate derivative losses in the Interim Consolidated Balance Sheet, which currently amounts to a cumulative unrealized loss of €51,791. As at December 31, 2011 the unrealized interest rate derivative loss was €52,391.

The interest rate derivative contract is with the same bank that holds the Stendal Loan Facility and the Company does not anticipate non-performance by the bank.

Pulp Price Derivative

During May 2012, the Company entered into a fixed price pulp swap contract with a bank. Under the contract, 5,000 metric tonnes (“MT”) of pulp per month is fixed at a price of $915 per MT. The contract expires in December 2012. The Company recognized a gain of €1,619 with respect to this contract for the three and six months ended June 30, 2012, in gain (loss) on derivative instruments in the Interim Consolidated Statement of Operations. The fair value of the fixed price pulp swap contract was €1,599 as at June 30, 2012 and was presented in prepaid expenses and other in the Interim Consolidated Balance Sheet.

FORM 10-Q

QUARTERLY REPORT - PAGE 17

MERCER INTERNATIONAL INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of Euros, except per share data)

Note 9. Financial Instruments

The fair value of financial instruments as at June 30, 2012 and December 31, 2011 is summarized as follows:

	June 30, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	€130,887	€130,887	€105,072	€105,072
Marketable securities(1)	10,368	10,368	12,372	12,372
Receivables	103,923	103,923	120,487	120,487
Pulp price derivative contract—asset	1,599	1,599	—	—
Accounts payable and other	103,879	103,879	99,640	99,640
Debt	730,238	715,462	734,086	717,522
Interest rate derivative contract—liability	51,791	51,791	52,391	52,391

(1)	Includes equity securities of €167 (2011 – €156) recorded in the Interim Consolidated Balance Sheet within deferred note issuance and other.

The carrying value of cash and cash equivalents accounts payable and other approximates the fair value due to the immediate or short-term maturity of these financial instruments. The carrying value of receivables approximates the fair value due to their short-term nature and historical collectability. The fair value of debt reflects recent market transactions and discounted cash flow estimates. Marketable securities are recorded at fair value based on recent transactions. See the Fair Value Measurement and Disclosure section for details on how the fair value of the pulp price derivative contract and interest rate derivative contract was determined.

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

Level 2 – Valuations based on observable inputs in active markets for similar assets and liabilities, other than Level 1 prices, such as quoted commodity prices or interest or currency exchange rates.

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

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of Euros, except per share data)

Note 9. Financial Instruments (continued)

The Company classified its marketable securities within Level 1 of the valuation hierarchy because quoted prices are available in an active market for both exchange-traded equities and the German federal government bonds. The Company classified the German federal government bonds as available-for-sale as it is not certain these investments will be held to maturity, nor does the Company intend to actively trade these investments.

The Company’s interest rate and pulp price derivatives are classified within Level 2 of the valuation hierarchy, as they are traded on the over-the-counter market and are valued using internal models that use as their basis readily observable market inputs, such as forward interest rates, yield curves observable at specified intervals and commodity price curves. The observable inputs reflect market data obtained from independent sources. In addition, the Company considered the risk of non-performance of the obligor, which in some cases reflects the Company’s own credit risk. The counterparty to our interest rate and pulp price derivatives are multi-national financial institutions.

The following table presents a summary of the Company’s outstanding financial instruments and their estimated fair values under the hierarchy defined in Fair Value Measurements and Disclosures Topic of the FASB Accounting Standards Codification:

	Fair value measurements at June 30, 2012 using:
Description	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets
Marketable securities:
German federal government bonds	€10,201	€—	€—	€10,201
Exchange traded equities	167	—	—	167
Derivative—fixed price pulp swaps	—	1,599	—	1,599

	€10,368	€1,599	€—	€11,967

Liabilities
Derivative—interest rate swap	€—	€51,791	€—	€51,791

	Fair value measurements at December 31, 2011 using:
Description	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets
Marketable securities:
German federal government bonds	€12,216	€—	€—	€12,216
Exchange traded equities	156	—	—	156

	€12,372	€—	€—	€12,372

Liabilities
Derivative—interest rate swap	€—	€52,391	€—	€52,391

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

The €10,000 was initially recognized as an increase in cash and a corresponding increase in accounts payable and other. As civil works remediation steps are agreed to with the general construction contractor an agreed to portion of the payable is reversed with the offset recorded in operating costs to offset the remediation expenditures. During the six month period ended June 30, 2012, the noncontrolling shareholder contributed its required €1,632 from the Guarantee Amount as part of the financing agreement for Project Blue Mill. This contribution was reclassified to long-term debt as part of the loan payable to the noncontrolling shareholder. See Note 3(e) – Debt. As at June 30, 2012, the Company had Guarantee Amount proceeds of €4,818 remaining in accounts payable and other.

(b)	The Company is involved in a property transfer tax dispute with respect to the Celgar mill and certain other legal actions and claims arising in the ordinary course of business. Celgar had previously paid the property transfer tax assessment, and is currently awaiting a court date to appeal the assessment. While the outcome of these legal actions and claims cannot be predicted with certainty, it is the opinion of management that the outcome of any such claim which is pending or threatened, either individually or on a combined basis, will not have a material adverse effect on the consolidated financial condition, results of operations or liquidity of the Company.

(c)	The Company is subject to regulations that require the handling and disposal of asbestos in a prescribed manner if a property undergoes a major renovation or demolition. Otherwise, the Company is not required to remove asbestos from its facilities. Generally asbestos is found on steam and condensate piping systems as well as certain cladding on buildings and in building insulation throughout older facilities. The Company’s obligation for the proper removal and disposal of asbestos products from the Company’s mills is a conditional asset retirement obligation. As a result of the longevity of the Company’s mills, due in part to the maintenance procedures and the fact that the Company does not have plans for major changes that require the removal of asbestos, the timing of the asbestos removal is indeterminate. As a result, the Company is currently unable to reasonably estimate the fair value of its asbestos removal and disposal obligation. The Company will recognize a liability in the period in which sufficient information is available to reasonably estimate its fair value.

(d)	As at June 30, 2012, the Company had entered into capital commitments of approximately €10,224 at the Stendal mill as part of Project Blue Mill.

FORM 10-Q

QUARTERLY REPORT - PAGE 20

MERCER INTERNATIONAL INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of Euros, except per share data)

Note 11. Restricted Group Supplemental Disclosure

The terms of the indenture governing our Senior Notes require that we provide the results of operations and financial condition of Mercer International Inc. and our restricted subsidiaries under the indenture, collectively referred to as the “Restricted Group”. As at and during the three and six months ended June 30, 2012 and 2011, the Restricted Group was comprised of Mercer International Inc., certain holding subsidiaries and our Rosenthal and Celgar mills. The Restricted Group excludes the Stendal mill.

Combined Condensed Balance Sheets

	June 30, 2012
	Restricted Group	Unrestricted Subsidiaries	Eliminations	Consolidated Group
ASSETS
Current assets
Cash and cash equivalents	€50,096	€80,791	€—	€130,887
Marketable securities	10,201	—	—	10,201
Receivables	55,430	48,493	—	103,923
Inventories	70,562	47,658	—	118,220
Prepaid expenses and other	5,749	2,843	—	8,592
Deferred income tax	4,919	3,352	—	8,271

Total current assets	196,957	183,137	—	380,094

Long-term assets
Property, plant and equipment	355,633	461,259	—	816,892
Deferred note issuance and other	6,384	6,177	—	12,561
Deferred income tax	8,878	7,270	—	16,148
Due from unrestricted group	97,771	—	(97,771)	—

Total assets	€665,623	€657,843	€(97,771)	€1,225,695

LIABILITIES
Current liabilities
Accounts payable and other	€53,180	€50,699	€—	€103,879
Pension and other post-retirement benefit obligations	773	—	—	773
Debt	1,088	35,000	—	36,088

Total current liabilities	55,041	85,699	—	140,740

Long-term liabilities
Debt	225,560	468,590	—	694,150
Due to restricted group	—	97,771	(97,771)	—
Unrealized interest rate derivative losses	—	51,791	—	51,791
Pension and other post-retirement benefit obligations	31,798	—	—	31,798
Capital leases and other	6,460	6,993	—	13,453
Deferred income tax	3,895	—	—	3,895

Total liabilities	322,754	710,844	(97,771)	935,827

EQUITY
Total shareholders’ equity (deficit)	342,869	(36,726)	—	306,143
Noncontrolling deficit	—	(16,275)	—	(16,275)

Total liabilities and equity	€665,623	€657,843	€(97,771)	€1,225,695

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

MERCER INTERNATIONAL INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of Euros, except per share data)

Note 11. Restricted Group Supplemental Disclosure (continued)

Combined Condensed Statements of Operations

	Three Months Ended June 30, 2012
	Restricted Group	Unrestricted Subsidiaries	Eliminations	Consolidated Group
Revenues
Pulp	€103,745	€82,291	€—	€186,036
Energy and chemicals	6,460	11,566	—	18,026

	110,205	93,857	—	204,062

Operating costs	94,762	67,855	—	162,617
Operating depreciation and amortization	7,807	6,718	—	14,525
Selling, general and administrative expenses	5,406	3,218	—	8,624

	107,975	77,791	—	185,766

Operating income	2,230	16,066	—	18,296

Other income (expense)
Interest expense	(5,934)	(9,312)	1,383	(13,863)
Gain (loss) on derivative instruments	1,619	(276)	—	1,343
Other income (expense)	915	100	(1,383)	(368)

Total other income (expense)	(3,400)	(9,488)	—	(12,888)

Income (loss) before income taxes	(1,170)	6,578	—	5,408
Income tax provision	(1,398)	(867)	—	(2,265)

Net income (loss)	(2,568)	5,711	—	3,143
Less: net income attributable to noncontrolling interest	—	(1,628)	—	(1,628)

Net income (loss) attributable to common shareholders	€(2,568)	€4,083	€—	€1,515

	Three Months Ended June 30, 2011
	Restricted Group	Unrestricted Subsidiaries	Eliminations	Consolidated Group
Revenues
Pulp	€125,238	€92,036	€—	€217,274
Energy and chemicals	5,701	11,520	—	17,221

	130,939	103,556	—	234,495

Operating costs	100,209	75,606	—	175,815
Operating depreciation and amortization	7,401	6,468	—	13,869
Selling, general and administrative expenses	5,301	3,299	—	8,600

	112,911	85,373	—	198,284

Operating income	18,028	18,183	—	36,211

Other income (expense)
Interest expense	(6,433)	(9,684)	1,234	(14,883)
Gain (loss) on derivative instruments	—	(2,339)	—	(2,339)
Foreign exchange gain on debt	342	—	—	342
Other income (expense)	1,305	65	(1,234)	136

Total other income (expense)	(4,786)	(11,958)	—	(16,744)

Income before income taxes	13,242	6,225	—	19,467
Income tax provision	(2,851)	(767)	—	(3,618)

Net income	10,391	5,458	—	15,849
Less: net income attributable to noncontrolling interest	—	(1,466)	—	(1,466)

Net income attributable to common shareholders	€10,391	€3,992	€—	€14,383

FORM 10-Q

QUARTERLY REPORT - PAGE 23

MERCER INTERNATIONAL INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of Euros, except per share data)

Note 11. Restricted Group Supplemental Disclosure (continued)

Combined Condensed Statements of Operations

	Six Months Ended June 30, 2012
	Restricted Group	Unrestricted Subsidiaries	Eliminations	Consolidated Group
Revenues
Pulp	€213,634	€171,841	€—	€385,475
Energy and chemicals	14,451	22,494	—	36,945

	228,085	194,335	—	422,420

Operating costs	193,098	147,289	—	340,387
Operating depreciation and amortization	15,447	13,365	—	28,812
Selling, general and administrative expenses	11,927	6,755	—	18,682

	220,472	167,409	—	387,881

Operating income	7,613	26,926	—	34,539

Other income (expense)
Interest expense	(11,744)	(18,976)	2,724	(27,996)
Gain (loss) on derivative instruments	1,619	600	—	2,219
Other income (expense)	1,740	206	(2,724)	(778)

Total other income (expense)	(8,385)	(18,170)	—	(26,555)

Income (loss) before income taxes	(772)	8,756	—	7,984
Income tax provision	(2,113)	(884)	—	(2,997)

Net income (loss)	(2,885)	7,872	—	4,987
Less: net income attributable to noncontrolling interest	—	(2,299)	—	(2,299)

Net income (loss) attributable to common shareholders	€(2,885)	€5,573	€—	€2,688

	Six Months Ended June 30, 2011
	Restricted Group	Unrestricted Subsidiaries	Eliminations	Consolidated Group
Revenues
Pulp	€240,464	€187,268	€—	€427,732
Energy and chemicals	11,547	21,546	—	33,093

	252,011	208,814	—	460,825

Operating costs	186,200	155,165	—	341,365
Operating depreciation and amortization	15,015	12,930	—	27,945
Selling, general and administrative expenses	11,492	7,168	—	18,660

	212,707	175,263	—	387,970

Operating income	39,304	33,551	—	72,855

Other income (expense)
Interest expense	(13,706)	(19,535)	2,452	(30,789)
Gain (loss) on derivative instruments	—	9,904	—	9,904
Foreign exchange gain on debt	1,453	—	—	1,453
Other income (expense)	2,584	331	(2,452)	463

Total other income (expense)	(9,669)	(9,300)	—	(18,969)

Income before income taxes	29,635	24,251	—	53,886
Income tax provision	(3,375)	(1,062)	—	(4,437)

Net income	26,260	23,189	—	49,449
Less: net income attributable to noncontrolling interest	—	(6,013)	—	(6,013)

Net income attributable to common shareholders	€26,260	€17,176	€—	€43,436

FORM 10-Q

QUARTERLY REPORT - PAGE 24

MERCER INTERNATIONAL INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of Euros, except per share data)

Note 11. Restricted Group Supplemental Disclosure (continued)

Combined Condensed Statements of Cash Flows

	Three Months Ended June 30, 2012
	Restricted Group	Unrestricted Group	Consolidated Group
Cash flows from (used in) operating activities
Net income (loss) attributable to common shareholders	€(2,568)	€4,083	€1,515
Adjustments to reconcile net income (loss) attributable to common shareholders to cash flows from operating activities
Loss (gain) on derivative instruments	(1,619)	276	(1,343)
Depreciation and amortization	7,870	6,718	14,588
Noncontrolling interest	—	1,628	1,628
Deferred income taxes	1,240	(5,256)	(4,016)
Stock compensation expense	(6)	—	(6)
Pension and other post-retirement expense, net of funding	(41)	—	(41)
Other	(535)	608	73
Changes in current assets and liabilities
Receivables	7,833	4,505	12,338
Inventories	(1,765)	(6,531)	(8,296)
Accounts payable and accrued expenses	(3,155)	3,960	805
Other(1)	(1,514)	1,428	(86)

Net cash from (used in) operating activities	5,740	11,419	17,159

Cash flows from (used in) investing activities
Purchase of property, plant and equipment	(8,815)	(1,023)	(9,838)
Proceeds on sale of property, plant and equipment	51	62	113
Proceeds on sale of marketable securities	2,008	—	2,008

Net cash from (used in) investing activities	(6,756)	(961)	(7,717)

Cash flows from (used in) financing activities
Repayment of notes payable and debt	(1,584)	—	(1,584)
Repayment of capital lease obligations	(180)	(268)	(448)
Repayment of credit facilities	(3,759)	—	(3,759)
Proceeds from government grants	1,692	—	1,692

Net cash from (used in) financing activities	(3,831)	(268)	(4,099)

Effect of exchange rate changes on cash and cash equivalents	1,348	—	1,348

Net increase (decrease) in cash and cash equivalents	(3,499)	10,190	6,691
Cash and cash equivalents, beginning of period	53,595	70,601	124,196

Cash and cash equivalents, end of period	€50,096	€80,791	€130,887

(1)	Includes intercompany working capital related transactions.

FORM 10-Q

QUARTERLY REPORT - PAGE 25

MERCER INTERNATIONAL INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of Euros, except per share data)

Note 11. Restricted Group Supplemental Disclosure (continued)

Combined Condensed Statements of Cash Flows

	Three Months Ended June 30, 2011
	Restricted Group	Unrestricted Group	Consolidated Group
Cash flows from (used in) operating activities
Net income (loss) attributable to common shareholders	€10,391	€3,992	€14,383
Adjustments to reconcile net income (loss) attributable to common shareholders to cash flows from operating activities
Loss (gain) on derivative instruments	—	2,339	2,339
Foreign exchange gain on debt	(342)	—	(342)
Depreciation and amortization	7,461	6,468	13,929
Accretion expense	289	—	289
Noncontrolling interest	—	1,466	1,466
Deferred income taxes	2,140	—	2,140
Stock compensation expense	471	—	471
Pension and other post-retirement expense, net of funding	7	—	7
Other	232	687	919
Changes in current assets and liabilities
Receivables	7,972	(2,449)	5,523
Inventories	2,616	(11,015)	(8,399)
Accounts payable and accrued expenses	2,721	(3,554)	(833)
Other(1)	(2,147)	2,632	485

Net cash from (used in) operating activities	31,811	566	32,377

Cash flows from (used in) investing activities
Purchase of property, plant and equipment	(6,293)	(1,463)	(7,756)
Proceeds on sale of property, plant and equipment	16	11	27
Note receivable	375	—	375

Net cash from (used in) investing activities	(5,902)	(1,452)	(7,354)

Cash flows from (used in) financing activities
Repayment of capital lease obligations	(339)	(299)	(638)
Proceeds from government grants	4,837	—	4,837

Net cash from (used in) financing activities	4,498	(299)	4,199

Effect of exchange rate changes on cash and cash equivalents	(668)	—	(668)

Net increase (decrease) in cash and cash equivalents	29,739	(1,185)	28,554
Cash and cash equivalents, beginning of period	57,202	66,039	123,241

Cash and cash equivalents, end of period	€86,941	€64,854	€151,795

(1)	Includes intercompany working capital related transactions.

FORM 10-Q

QUARTERLY REPORT - PAGE 26

MERCER INTERNATIONAL INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of Euros, except per share data)

Note 11. Restricted Group Supplemental Disclosure (continued)

Combined Condensed Statements of Cash Flows

	Six Months Ended June 30, 2012
	Restricted Group	Unrestricted Group	Consolidated Group
Cash flows from (used in) operating activities
Net income (loss) attributable to common shareholders	€(2,885)	€5,573	€2,688
Adjustments to reconcile net income (loss) attributable to common shareholders to cash flows from operating activities
Loss (gain) on derivative instruments	(1,619)	(600)	(2,219)
Depreciation and amortization	15,573	13,365	28,938
Noncontrolling interest	—	2,299	2,299
Deferred income taxes	1,916	(5,256)	(3,340)
Stock compensation expense	862	—	862
Pension and other post-retirement expense, net of funding	(55)	—	(55)
Other	(477)	1,343	866
Changes in current assets and liabilities
Receivables	5,723	9,300	15,023
Inventories	2,253	1,189	3,442
Accounts payable and accrued expenses	2,380	1,074	3,454
Other(1)	(7,988)	9,326	1,338

Net cash from (used in) operating activities	15,683	37,613	53,296

Cash flows from (used in) investing activities
Purchase of property, plant and equipment	(13,033)	(5,270)	(18,303)
Proceeds on sale of property, plant and equipment	237	102	339
Proceeds on sale of marketable securities	2,008	—	2,008

Net cash from (used in) investing activities	(10,788)	(5,168)	(15,956)

Cash flows from (used in) financing activities
Repayment of notes payable and debt	(2,127)	(9,583)	(11,710)
Repayment of capital lease obligations	(366)	(693)	(1,059)
Payment of note issuance costs	—	(1,621)	(1,621)
Proceeds from government grants	2,322	—	2,322

Net cash from (used in) financing activities	(171)	(11,897)	(12,068)

Effect of exchange rate changes on cash and cash equivalents	543	—	543

Net increase (decrease) in cash and cash equivalents	5,267	20,548	25,815
Cash and cash equivalents, beginning of period	44,829	60,243	105,072

Cash and cash equivalents, end of period	€50,096	€80,791	€130,887

(1)	Includes intercompany working capital related transactions.

FORM 10-Q

QUARTERLY REPORT - PAGE 27

MERCER INTERNATIONAL INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of Euros, except per share data)

Note 11. Restricted Group Supplemental Disclosure (continued)

Combined Condensed Statements of Cash Flows

	Six Months Ended June 30, 2011
	Restricted Group	Unrestricted Group	Consolidated Group
Cash flows from (used in) operating activities
Net income (loss) attributable to common shareholders	€26,260	€17,176	€43,436
Adjustments to reconcile net income (loss) attributable to common shareholders to cash flows from operating activities
Loss (gain) on derivative instruments	—	(9,904)	(9,904)
Foreign exchange gain on debt	(1,453)	—	(1,453)
Depreciation and amortization	15,137	12,930	28,067
Accretion expense	759	—	759
Noncontrolling interest	—	6,013	6,013
Deferred income taxes	2,140	—	2,140
Stock compensation expense	2,539	—	2,539
Pension and other post-retirement expense, net of funding	(7)	—	(7)
Other	365	1,238	1,603
Changes in current assets and liabilities
Receivables	14,231	(1,531)	12,700
Inventories	2,365	(6,451)	(4,086)
Accounts payable and accrued expenses	13,683	10,872	24,555
Other(1)	(3,869)	4,713	844

Net cash from (used in) operating activities	72,150	35,056	107,206

Cash flows from (used in) investing activities
Purchase of property, plant and equipment	(12,001)	(3,824)	(15,825)
Proceeds on sale of property, plant and equipment	19	361	380
Note receivable	771	—	771

Net cash from (used in) investing activities	(11,211)	(3,463)	(14,674)

Cash flows from (used in) financing activities
Repayment of notes payable and debt	(15,768)	(14,583)	(30,351)
Repayment of capital lease obligations	(861)	(632)	(1,493)
Repayment of credit facilities, net	(14,652)	—	(14,652)
Proceeds from government grants	8,841	108	8,949

Net cash from (used in) financing activities	(22,440)	(15,107)	(37,547)

Effect of exchange rate changes on cash and cash equivalents	(2,212)	—	(2,212)

Net increase (decrease) in cash and cash equivalents	36,287	16,486	52,773
Cash and cash equivalents, beginning of period	50,654	48,368	99,022

Cash and cash equivalents, end of period	€86,941	€64,854	€151,795

(1)	Includes intercompany working capital related transactions.

FORM 10-Q

QUARTERLY REPORT - PAGE 28

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this document: (i) unless the context otherwise requires, references to “we”, “our”, “us”, the “Company” or “Mercer” mean Mercer International Inc. and its subsidiaries; (ii) references to “Mercer Inc.” mean the Company excluding its subsidiaries; (iii) information is provided as of June 30, 2012, unless otherwise stated; (iv) all references to monetary amounts are to “Euros”, the lawful currency adopted by most members of the European Union, unless otherwise stated; (v) “€” refers to Euros, “$” refers to U.S. dollars and “C$” refers to Canadian dollars; (vi) “ADMTs” refers to air-dried metric tonnes; (vii) “MW” refers to megawatts; and (viii) “MWh” refers to megawatt hours.

Results of Operations

General

We operate three northern bleached softwood kraft (“NBSK”) pulp mills through our wholly owned subsidiaries, Rosenthal and Celgar, and our 74.9% owned subsidiary, Stendal, which have a consolidated annual production capacity of approximately 1.5 million ADMTs.

The following discussion and analysis of our results of operations and financial condition for the three and six months ended June 30, 2012 should be read in conjunction with our interim consolidated financial statements and related notes included in this quarterly report, as well as our most recent annual report on Form 10-K for the fiscal year ended December 31, 2011 filed with the Securities and Exchange Commission (the “SEC”).

Current Market Environment

Continued economic uncertainty in Europe combined with a softening of Chinese demand during the traditionally slower summer months has caused NBSK pulp prices to remain relatively flat during the second quarter. We currently believe that the market is bottoming and we currently anticipate that NBSK pulp prices will begin to gradually increase in the medium term.

FORM 10-Q

QUARTERLY REPORT - PAGE 29

Second Quarter Operational Snapshot

Selected production, sales and exchange rate data for the three and six months ended June 30, 2012 and 2011 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Pulp production (‘000 ADMTs)	365.0	367.9	745.4	726.5
Scheduled production downtime (‘000 ADMTs)	22.6	16.2	22.6	19.9
Pulp sales (‘000 ADMTs)	349.2	357.6	734.0	706.6
Pulp revenues (in millions)	€186.0	€217.3	€385.5	€427.7
Average NBSK pulp list prices in Europe ($/ADMT)(1)	$837	$1,017	$837	$988
Average NBSK pulp list prices in Europe (€/ADMT)	€652	€706	€645	€704
Average pulp sales realizations (€/ADMT)(2)	€526	€599	€519	€596

Energy production (‘000 MWh)	425.4	419.6	861.7	827.3
Energy sales (‘000 MWh)	182.7	175.9	365.1	333.8
Energy revenue (in millions)	€14.8	€13.9	€30.9	€27.6
Average energy sales realizations (€/MWh)	€81	€79	€85	€83
Chemical sales revenue (in millions)	€3.2	€3.3	€6.0	€5.5
Total energy and chemical sales revenue (in millions)	€18.0	€17.2	€36.9	€33.1

Average spot currency exchange rates
€ / $(3)	0.7795	0.6946	0.7710	0.7122
C$ / $(3)	1.0102	0.9677	1.0056	0.9765
C$ / €(4)	1.2959	1.3934	1.3044	1.3711

(1)	Source: RISI PPPC pricing report.
(2)	Sales realizations after discounts. Incorporates the effect of pulp price variations occurring between the order and shipment dates.
(3)	Average Federal Reserve Bank of New York noon spot rate over the reporting period.
(4)	Average Bank of Canada noon spot rates over the reporting period.

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

Total revenues for the three months ended June 30, 2012 decreased to €204.1 million ($261.9 million) from €234.5 million ($337.7 million) in the same period in 2011, primarily due to lower average pulp realizations.

Pulp revenues for the three months ended June 30, 2012 decreased to €186.0 million from €217.3 million in the comparative quarter of 2011, primarily due to lower pulp prices, partially offset by a stronger U.S. dollar compared to the Euro. The U.S. dollar was approximately 12% stronger versus the Euro in the current quarter compared to the same quarter of last year.

Energy and chemical revenues increased by approximately 5% to €18.0 million in the second quarter from €17.2 million in the same quarter last year, primarily as a result of higher energy sales at our Celgar mill and record energy sales at our Stendal mill. Energy and chemical revenues in the quarter included €14.8 million from the sale of surplus electricity and €3.2 million of revenue resulting from the sales of a biochemical called tall oil. Tall oil had previously been classified as an offset to operating costs and has been included with revenues as we currently expect proceeds from the sale of tall oil to remain stable in future periods.

FORM 10-Q

QUARTERLY REPORT - PAGE 30

List prices for NBSK pulp in Europe were approximately $837 (€652) per ADMT in the current quarter, compared to $1,017 (€706) per ADMT in the same quarter last year. In the second quarter of 2012, average pulp sales realizations decreased to €526 ($675) per ADMT from €599 ($863) per ADMT in the same quarter last year, primarily due to lower pulp prices, partially offset by a stronger U.S. dollar relative to the Euro.

Pulp production marginally decreased to 365,047 ADMTs in the current quarter from 367,914 ADMTs in the same quarter of 2011, primarily due to the annual maintenance shut down at our Rosenthal mill, partially offset by increased production rates at our Celgar and Stendal mills. We had 23 days (approximately 22,600 ADMTs) of scheduled maintenance downtime at our Rosenthal mill in the second quarter of 2012 in order to perform annual maintenance and to upgrade the mill’s recovery process.

Pulp sales volume marginally decreased to 349,177 ADMTs in the current quarter from 357,585 ADMTs in the comparative period of 2011, primarily as a result of decreased demand in Europe.

Costs and expenses in the second quarter of 2012 decreased to €185.8 million from €198.3 million in the comparative period of 2011, primarily due to lower fiber costs.

In the second quarter of 2012, operating depreciation and amortization increased slightly to €14.5 million from €13.9 million in the same quarter last year. Selling, general and administrative expenses were unchanged at approximately €8.6 million in the second quarter of 2012 compared to the second quarter of 2011.

Transportation costs increased to €17.4 million in the second quarter of 2012 from €16.7 million in the second quarter of 2011 primarily due to increased shipments to China.

On average, our per unit fiber costs in the current quarter decreased by approximately 7% from the same period in 2011, due to lower fiber costs in Germany caused by reduced demand for fiber from the European particle board industry. Fiber costs at our Celgar mill were slightly higher, primarily due to increased demand for fiber. As we move into the third quarter, we currently expect fiber prices for our German mills to trend down slightly due to continued weakness in the particle board industry, partially offset by decreased German harvesting levels. We currently expect fiber prices at our Celgar mill to decline slightly through the third quarter due to increased sawmill activity.

For the second quarter of 2012, operating income decreased to €18.3 million from €36.2 million in the comparative quarter of 2011, primarily due to lower average pulp realizations, partially offset by a stronger U.S. dollar relative to the Euro.

Interest expense in the second quarter of 2012 decreased to €13.9 million from €14.9 million in the comparative quarter of 2011, primarily due to the conversion of our remaining convertible notes in 2011 and reduced debt levels associated with the Stendal mill.

FORM 10-Q

QUARTERLY REPORT - PAGE 31

We recorded a derivative gain of €1.3 million, which includes a €1.6 million gain related to a fixed price pulp swap contract entered into in the second quarter of 2012 and an unrealized loss of €0.3 million on the mark to market adjustment of our Stendal mill’s interest rate derivative, compared to an unrealized derivative loss of €2.3 million in the same quarter of last year. We recorded a foreign exchange gain of €nil on our foreign currency denominated debt in the second quarter of 2012, compared to a gain of €0.3 million in the same period of 2011.

During the current quarter we recognized an additional current tax provision related to changes in uncertain tax positions as a result of ongoing tax audits. Consequently, our current tax expense increased to €6.3 million during the quarter ended June 30, 2012, compared to €1.5 million in the same quarter of 2011. Accordingly, we also reversed certain valuation allowances during the quarter resulting in a deferred tax recovery of €4.0 million, compared to a deferred tax provision of €2.1 million for the comparative period of 2011.

In the second quarter of 2012, the noncontrolling shareholder’s interest in the Stendal mill’s income was €1.6 million, compared to €1.5 million in the same quarter last year.

We reported net income attributable to common shareholders of €1.5 million, or €0.03 per basic and diluted share for the second quarter of 2012, which included a non-cash unrealized gain of €1.3 million on the fixed price pulp swaps and Stendal interest rate derivative. In the second quarter of 2011, net income attributable to common shareholders was €14.4 million, or €0.32 per basic and €0.26 per diluted share, which included a non-cash unrealized loss of €2.3 million on the Stendal interest rate derivative and a €0.3 million non-cash foreign exchange gain on our debt.

Operating EBITDA in the second quarter of 2012 was €32.9 million, compared to €50.1 million in the second quarter of 2011. Operating EBITDA is defined as operating income (loss) plus depreciation and amortization and non-recurring capital asset impairment charges. Management uses Operating EBITDA as a benchmark measurement of its own operating results, and as a benchmark relative to its competitors. Management considers it to be a meaningful supplement to operating income as a performance measure primarily because depreciation expense and non-recurring capital asset impairment charges are not an actual cash cost, and depreciation expense varies widely from company to company in a manner that management considers largely independent of the underlying cost efficiency of their operating facilities. In addition, we believe Operating EBITDA is commonly used by securities analysts, investors and other interested parties to evaluate our financial performance.

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

FORM 10-Q

QUARTERLY REPORT - PAGE 32

The following table provides a reconciliation of net income attributable to common shareholders to operating income and Operating EBITDA for the periods indicated:

	Three Months Ended June 30,
	2012	2011
	(in thousands)
Net income attributable to common shareholders	€1,515	€14,383
Net income attributable to noncontrolling interest	1,628	1,466
Income tax provision	2,265	3,618
Interest expense	13,863	14,883
Other expense (income)	368	(136)
Foreign exchange gain on debt	—	(342)
Loss (gain) on derivative instruments	(1,343)	2,339

Operating income	18,296	36,211
Add: Depreciation and amortization	14,588	13,929

Operating EBITDA	€32,884	€50,140

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

Total revenues for the six months ended June 30, 2012 decreased to €422.4 million ($548.0 million) from €460.8 million ($647.0 million) in the same period in 2011, primarily due to lower average pulp realizations, partially offset by higher energy revenues.

Pulp revenues for the six months ended June 30, 2012 decreased to €385.5 million from €427.7 million in the comparative period of 2011, primarily due to lower pulp prices, partially offset by a stronger U.S. dollar compared to the Euro. The U.S. dollar was approximately 8% stronger versus the Euro in the first half of 2012 compared to the same period of 2011.

Energy and chemical revenues increased by approximately 11% to a record €36.9 million in the first half of 2012 from €33.1 million in the same period last year, primarily as a result of increased production at our Celgar and Stendal mills. Energy and chemical revenues in the period include €30.9 million in revenues from the sale of surplus electricity at our mills and €6.0 million in sales of a biochemical called tall oil at our Stendal mill.

List prices for NBSK pulp in Europe were approximately $837 (€645) per ADMT in the first half of 2012, compared to $988 (€704) per ADMT in the same period of 2011. In the first half of 2012, average pulp sales realizations decreased to €519 ($673) per ADMT from €596 ($837) per ADMT in the same period last year, primarily due to lower pulp prices, partially offset by a stronger U.S. dollar.

Pulp production increased to 745,389 ADMTs in the first half of 2012 from 726,471 ADMTs in the same period of 2011, primarily due to increased pulp production at our Celgar and Stendal mills.

FORM 10-Q

QUARTERLY REPORT - PAGE 33

Pulp sales volume increased to 734,003 ADMTs in the first half of 2012 from 706,580 ADMTs in the comparative period of 2011, primarily as a result of increased sales to China in the first half of 2012.

Costs and expenses in the first half of 2012 remained relatively stable at €387.9 million, compared to €388.0 million in the first half of 2011, primarily due to higher sales volumes offset by lower fiber costs.

In the first half of 2012, operating depreciation and amortization increased slightly to €28.8 million from €27.9 million in the same period last year. Selling, general and administrative expenses were unchanged at approximately €18.7 million in the first half of 2012 compared to the same period of 2011.

Transportation costs increased to €35.4 million in the first half of 2012 from €32.2 million in the same period of 2011 primarily due to increased shipments to China and higher container costs.

On average, our per unit fiber costs in the first half of 2012 decreased by approximately 5% from the same period in 2011, primarily due to lower fiber costs in Germany caused by decreased demand from the European particle board industry. Fiber costs at our Celgar mill were higher, primarily due to increased demand for fiber. As we move into the third quarter, we currently expect fiber prices for our German mills to trend down slightly due to continued weakness in the particle board industry, partially offset by decreased German harvesting levels. We currently expect fiber prices at our Celgar mill to decline through the third quarter due to increased sawmill activity.

For the first half of 2012, operating income decreased to €34.5 million from €72.9 million in the same period of 2011, primarily due to lower pulp prices, partially offset by a stronger U.S. dollar relative to the Euro.

Interest expense in the first half of 2012 decreased to €28.0 million from €30.8 million in the comparative period of 2011, primarily due to the conversion of our remaining convertible notes in 2011 and reduced debt levels associated with the Stendal mill.

We recorded a derivative gain of €2.2 million which included a €1.6 million gain related to a fixed price pulp swap contract entered into in the second quarter of 2012 and an unrealized gain of €0.6 million on the mark to market adjustment of our Stendal mill’s interest rate derivative in the first half of 2012, compared to an unrealized derivative gain of €9.9 million in the same period of 2011. We also recorded a foreign exchange gain of €nil on our foreign currency denominated debt in the first half of 2012, compared to a gain of €1.5 million in the same period of 2011.

During the six months ended June 30, 2012 we recognized an additional current tax provision related to changes in uncertain tax positions as a result of ongoing tax audits. Consequently, our current tax expense increased to €6.3 million, compared to €2.3 million in the same period of 2011. Accordingly, we also reversed certain valuation allowances during the six months ended June 30, 2012 resulting in a deferred tax recovery of €3.3 million, compared to a deferred tax provision of €2.1 million for the comparative period of 2011.

FORM 10-Q

QUARTERLY REPORT - PAGE 34

We recorded €0.8 million in other expenses in the first half of 2012, primarily related to our take-over bid for Fibrek Inc.

In the first half of 2012, the noncontrolling shareholder’s interest in the Stendal mill’s income was €2.3 million, compared to income of €6.0 million in the same period last year.

We reported net income attributable to common shareholders of €2.7 million, or €0.05 per basic and diluted share for the first half of 2012, which included a non-cash unrealized gain of €2.2 million on the fixed price pulp swaps and Stendal interest rate derivative, partially offset by a non-cash charge for stock compensation of €0.9 million. In the first half of 2011, net income attributable to common shareholders was €43.4 million, or €0.97 per basic and €0.77 per diluted share, which included a non-cash unrealized gain of €9.9 million on the Stendal interest rate derivative and a €1.5 million non-cash foreign exchange gain on our debt, partially offset by a non-cash charge for stock compensation of €2.5 million.

Operating EBITDA in the first half of 2012 was €63.5 million, compared to €100.9 million in the first half of 2011. Operating EBITDA is defined as operating income (loss) plus depreciation and amortization and non-recurring capital asset impairment charges. Operating EBITDA has significant limitations as an analytical tool, and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. See the discussion of our results for the three months ended June 30, 2012 for additional information relating to such limitations of Operating EBITDA.

The following table provides a reconciliation of net income attributable to common shareholders to operating income and Operating EBITDA for the periods indicated:

	Six Months Ended June 30,
	2012	2011
	(in thousands)
Net income attributable to common shareholders	€2,688	€43,436
Net income attributable to noncontrolling interest	2,299	6,013
Income tax provision	2,997	4,437
Interest expense	27,996	30,789
Other expense (income)	778	(463)
Foreign exchange gain on debt	—	(1,453)
Loss (gain) on derivative instruments	(2,219)	(9,904)

Operating income	34,539	72,855
Add: Depreciation and amortization	28,938	28,067

Operating EBITDA	€63,477	€100,922

FORM 10-Q

QUARTERLY REPORT - PAGE 35

Liquidity and Capital Resources

The following table is a summary of selected financial information at the dates indicated:

	As at June 30, 2012	As at December 31, 2011
	(in thousands)
Financial Position
Cash and cash equivalents	€130,887	€105,072
Marketable securities(1)	10,368	12,372
Working capital	239,354	247,159
Property, plant and equipment	816,892	820,974
Total assets	1,225,695	1,217,250
Long-term liabilities	795,087	807,641
Total equity	289,868	283,542

(1)	Principally comprised of German federal government bonds with a maturity of less than one year.

As at June 30, 2012, our cash and cash equivalents and holdings of short-term German federal government bonds had increased to €141.1 million from €117.3 million at the end of 2011, and working capital had decreased slightly to €239.4 million from €247.2 million at the end of 2011.

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

The Stendal Loan Facility requires Stendal to maintain a leverage ratio of total debt under the facility to EBITDA which is measured semi-annually on June 30 and December 31. An aggregate of 80% of the principal amount of the tranches under the Stendal Loan Facility are severally guaranteed by German federal and state governments, and the facility is without recourse to the “Restricted Group” which is comprised of Mercer Inc., the Rosenthal and Celgar mills, and certain holding subsidiaries.

As at June 30, 2012, we were in compliance with all of the covenants of our indebtedness.

Cash Flow Analysis

Cash Flows from Operating Activities. We operate in a cyclical industry and our operating cash flows vary accordingly. Our principal operating cash expenditures are for labor, fiber and chemicals.

FORM 10-Q

QUARTERLY REPORT - PAGE 36

Working capital levels fluctuate throughout the year and are affected by maintenance downtime, changing sales patterns, seasonality and the timing of receivables and the payment of payables and expenses.

Cash provided by operating activities decreased to €53.3 million in the six months ended June 30, 2012 from €107.2 million in the comparative period of 2011, primarily due to lower net income. An increase in accounts payable and accrued expenses provided cash of €3.5 million, compared to €24.6 million in the same period of 2011. A decrease in inventories provided cash of €3.4 million in the six months ended June 30, 2012, compared to an increase in inventories using cash of €4.1 million in the same period of 2011. A decrease in receivables provided cash of €15.0 million in the six months ended June 30, 2012, compared to €12.7 million, in the same period of 2011.

Cash Flows from Investing Activities. Investing activities in the six months ended June 30, 2012 used cash of €16.0 million, compared to using cash of €14.7 million in the same period of 2011. Capital expenditures in the six months ended June 30, 2012 used cash of €18.3 million, compared to €15.8 million in the same period of 2011. Capital expenditures in the six months ended June 30, 2012 primarily related to the recovery boiler upgrade project at our Rosenthal mill and Project Blue Mill (defined below) at our Stendal mill.

Cash Flows from Financing Activities. In the first half of 2012, we used cash of €12.1 million primarily for scheduled Stendal loan facility payments. In the comparative period of 2011, financing activities used cash of €37.5 million, primarily as a result of cash used to redeem our 9.25% Senior Notes due 2013, €14.6 million used to make the scheduled payments to the Stendal loan facility and €14.7 million used to repay borrowings under the revolving facility at our Celgar mill.

Capital Resources

As at June 30, 2012, we had approximately €10.2 million of capital commitments related to our €40.0 million project at the Stendal mill, referred to as “Project Blue Mill”, and approximately €9.5 million set aside in an investment account to manage Project Blue Mill’s costs and funding.

Other than commitments relating to Project Blue Mill, we currently have no material commitments to acquire assets or operating businesses.

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

Contractual Obligations and Commitments

There were no material changes outside the ordinary course to any of our material contractual obligations during the first half of 2012.

The collective agreement with our hourly workers at our Celgar mill expired on April 30, 2012. We consider the relationships with our employees at our Celgar mill to be good and, although no assurance can be provided, we currently expect to enter into a new labor agreement with our Celgar mill’s employees without any significant work stoppage.

FORM 10-Q

QUARTERLY REPORT - PAGE 37

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

In the six months ended June 30, 2012, accumulated other comprehensive income increased by €0.5 million to €21.8 million, primarily due to the foreign currency translation adjustment.

Based upon the exchange rate at June 30, 2012, the U.S. dollar has strengthened by approximately 15% in value against the Euro since June 30, 2011. See “Quantitative and Qualitative Disclosures about Market Risk”.

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

Restricted Group Results — Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

Total revenues for the Restricted Group decreased to €110.2 million ($141.4 million) in the second quarter of 2012, compared to €130.9 million ($188.5 million) in the second quarter of 2011 due to lower average pulp realizations.

Pulp revenues for the Restricted Group for the three months ended June 30, 2012 decreased to €103.7 million from €125.2 million in the comparative period of 2011, primarily due to lower pulp prices, partially offset by a stronger U.S. dollar relative to the Euro. The U.S. dollar was approximately 12% stronger versus the Euro in the second quarter of 2012 compared to the second quarter of 2011. Energy revenues increased by approximately 14% in the current quarter to €6.5 million from €5.7 million in the same period last year, primarily due to increased energy sales at our Celgar mill.

FORM 10-Q

QUARTERLY REPORT - PAGE 38

List prices for NBSK pulp in Europe were approximately $837 (€652) per ADMT in the current quarter, compared to $1,017 (€706) per ADMT in the same quarter last year. In the second quarter of 2012, average pulp sales realizations for the Restricted Group decreased to €528 per ADMT from €604 per ADMT in the same period last year due to lower pulp prices, partially offset by a stronger U.S. dollar relative to both the Euro and the Canadian dollar.

Pulp production for the Restricted Group marginally decreased to 194,093 ADMTs in the second quarter of 2012 from 199,926 ADMTs in the same period of 2011, primarily due to decreased production at our Rosenthal mill resulting from the mill’s annual maintenance shutdown and upgrades to the mill’s recovery boiler.

Pulp sales volume of the Restricted Group decreased slightly to 196,520 ADMTs in the second quarter of 2012 from 207,199 ADMTs in the comparative period of 2011, primarily due to decreased demand in Europe.

Costs and expenses for the Restricted Group in the second quarter of 2012 decreased to €108.0 million from €112.9 million in the comparative period of 2011, primarily due to lower fiber costs.

In the second quarter of 2012, operating depreciation and amortization for the Restricted Group was €7.8 million, compared to €7.4 million in the same quarter last year. Selling, general and administrative expenses for the Restricted Group were €5.4 million, compared to €5.3 million in the same period of 2011.

Transportation costs for the Restricted Group increased to €12.8 million in the second quarter of 2012 from €12.3 million in the same quarter last year due to increased shipments to China.

Overall, per unit fiber costs of the Restricted Group in the second quarter of 2012 decreased by approximately 3% compared to the same period in 2011, due to lower fiber costs at our Rosenthal mill resulting from reduced demand for fiber from the European particle board industry.

In the second quarter of 2012, the Restricted Group reported operating income of €2.2 million compared to operating income of €18.0 million in the second quarter of 2011, primarily due to lower average pulp sales realizations, partially offset by a stronger U.S. dollar relative to the Euro and Canadian dollar.

Interest expense for the Restricted Group decreased to €5.9 million in the second quarter of 2012 from €6.4 million in the same quarter last year, primarily due to the conversion of our convertible notes in 2011.

In the second quarter of 2012, the Restricted Group recorded a foreign exchange gain on foreign currency denominated debt of €nil, compared to a gain of €0.3 million in the second quarter of 2011. The Restricted Group also recorded a gain on derivative instruments of €1.6 million related to a fixed price pulp swap contract entered into in the second quarter of 2012.

FORM 10-Q

QUARTERLY REPORT - PAGE 39

During the second quarter of 2012, the Restricted Group recorded €1.4 million of income tax expense, compared to income tax expense of €2.9 million in the same period last year.

The Restricted Group reported a net loss for the second quarter of 2012 of €2.6 million, compared to net income of €10.4 million in the same period last year.

In the second quarter of 2012, the Restricted Group reported Operating EBITDA of €10.1 million compared to Operating EBITDA of €25.5 million in the comparative quarter of 2011. Operating EBITDA is defined as operating income (loss) plus depreciation and amortization and non-recurring capital asset impairment charges. Operating EBITDA has significant limitations as an analytical tool, and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. See the discussion of our consolidated results for the three months ended June 30, 2012 for additional information relating to such limitations of Operating EBITDA.

The following table provides a reconciliation of net income (loss) to operating income (loss) and Operating EBITDA for the Restricted Group for the periods indicated:

	Three Months Ended June 30,
	2012	2011
	(in thousands)
Restricted Group(1)
Net income (loss)	€(2,568)	€10,391
Income tax provision	1,398	2,851
Interest expense	5,934	6,433
Other expense (income)	(915)	(1,305)
Foreign exchange gain on debt	—	(342)
Loss (gain) on derivative instruments	(1,619)	—

Operating income	2,230	18,028
Add: Depreciation and amortization	7,870	7,461

Operating EBITDA	€10,100	€25,489

(1)	See Note 11 of the interim consolidated financial statements included elsewhere herein for a reconciliation to our consolidated results.

Restricted Group Results — Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

Total revenues for the Restricted Group decreased to €228.1 million ($295.9 million) in the first half of 2012, compared to €252.0 million ($353.8 million) in the first half of 2011 due to lower average pulp realizations, partially offset by higher energy revenues.

Pulp revenues for the Restricted Group for the six months ended June 30, 2012 decreased to €213.6 million from €240.5 million in the comparative period of 2011, primarily due to lower pulp prices, partially offset by a stronger U.S. dollar relative to the Euro. The U.S. dollar was approximately 8% stronger versus the Euro in the first half of 2012 compared to the first half of 2011. Energy revenues increased by approximately 26% in the first half of 2012 to €14.5 million from €11.5 million in the same period last year, primarily due to increased energy sales at our Celgar mill.

List prices for NBSK pulp in Europe were approximately $837 (€645) per ADMT in the first half of 2012, compared to $988 (€704) per ADMT in the same period last year. In the first half of 2012, average pulp sales realizations for the Restricted Group decreased to €520 per ADMT from €600 per ADMT in the same period last year.

FORM 10-Q

QUARTERLY REPORT - PAGE 40

Pulp production for the Restricted Group marginally increased to 412,713 ADMTs in the first half of 2012 from 404,232 ADMTs in the same period of 2011.

Pulp sales volume of the Restricted Group increased to 409,992 ADMTs in the first half of 2012 from 400,435 ADMTs in the comparative period of 2011, primarily due to increased sales to China in the first quarter of 2012.

Costs and expenses for the Restricted Group in the first half of 2012 increased to €220.5 million from €212.7 million in the comparative period of 2011, primarily due to higher sales volumes.

In the first half of 2012, operating depreciation and amortization for the Restricted Group was €15.4 million, compared to €15.0 million in the same period last year. Selling, general and administrative expenses for the Restricted Group increased slightly to €11.9 million from €11.5 million in the comparative period of 2011.

Transportation costs for the Restricted Group increased slightly to €25.6 million in the first half of 2012 from €23.6 million in the same period last year due to increased shipments to China.

Overall, per unit fiber costs of the Restricted Group in the first half of 2012 were flat, compared to the same period in 2011.

In the first half of 2012, the Restricted Group reported operating income of €7.6 million compared to operating income of €39.3 million in the first half of 2011, primarily due to lower average pulp realizations.

Interest expense for the Restricted Group decreased to €11.7 million in the first half of 2012 from €13.7 million in the same period last year, primarily due to the conversion of our convertible notes in 2011.

In the first half of 2012, the Restricted Group recorded a foreign exchange gain on foreign currency denominated debt of €nil, compared to €1.5 million in the first half of 2011.

The Restricted Group recorded a gain on derivative instruments of €1.6 million related to a fixed price pulp swap contract entered into in the first half of 2012, compared to €nil in the same period last year.

During the first half of 2012, the Restricted Group recorded €2.1 million of income tax expense, compared to income tax expense of €3.4 million in the same period last year.

Other income for the Restricted Group decreased to €1.7 million in the first half of 2012, compared to €2.6 million in the same period of 2011, primarily as a result of our take-over bid for Fibrek.

The Restricted Group reported a net loss for the first half of 2012 of €2.9 million compared to net income of €26.3 million in the same period last year.

FORM 10-Q

QUARTERLY REPORT - PAGE 41

In the first half of 2012, the Restricted Group reported Operating EBITDA of €23.2 million compared to Operating EBITDA of €54.4 million in the comparative period of 2011. Operating EBITDA is defined as operating income (loss) plus depreciation and amortization and non-recurring capital asset impairment charges. Operating EBITDA has significant limitations as an analytical tool, and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. See the discussion of our consolidated results for the three months ended June 30, 2012 for additional information relating to such limitations of Operating EBITDA.

The following table provides a reconciliation of net income (loss) to operating income (loss) and Operating EBITDA for the Restricted Group for the periods indicated:

	Six Months Ended June 30,
	2012	2011
	(in thousands)
Restricted Group(1)
Net income (loss)	€(2,885)	€26,260
Income tax provision	2,113	3,375
Interest expense	11,744	13,706
Other expense (income)	(1,740)	(2,584)
Foreign exchange gain on debt	—	(1,453)
Loss (gain) on derivative instruments	(1,619)	—

Operating income	7,613	39,304
Add: Depreciation and amortization	15,573	15,137

Operating EBITDA	€23,186	€54,441

(1)	See Note 11 of the interim consolidated financial statements included elsewhere herein for a reconciliation to our consolidated results.

Liquidity and Capital Resources of the Restricted Group

The following table is a summary of selected financial information for the Restricted Group at the dates indicated:

	As at June 30, 2012	As at December 31, 2011
	(in thousands)
Restricted Group Financial Position(1)
Cash and cash equivalents	€50,096	€44,829
Marketable securities(2)	10,368	12,372
Working capital	141,916	149,973
Property, plant and equipment	355,633	353,925
Total assets	665,623	658,844
Long-term liabilities	267,713	262,770
Total equity	342,869	344,415

(1)	See Note 11 of the interim consolidated financial statements included elsewhere herein for a reconciliation to our consolidated results.
(2)	Principally comprised of German federal government bonds with a maturity of less than one year.

At June 30, 2012, cash and cash equivalents and holdings of short-term German federal government bonds for the Restricted Group increased to €60.3 million from €57.0 million at the end of 2011.

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

Generally, forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “seeks”, “estimates”, or words of similar meaning, or future or conditional verbs, such as “will”, “should”, “could”, or “may”, although not all forward-looking statements contain these identifying words. Forward-looking statements are based on expectations, forecasts and assumptions by our management and involve a number of risks, uncertainties and other factors, many of which are beyond our control, that could cause actual conditions, events or results to differ significantly from those described in the forward-looking statements. These factors include, but are not limited to, the following:

•	the highly cyclical nature of our business;

•	our level of indebtedness could negatively impact our financial condition and results of operations;

FORM 10-Q

QUARTERLY REPORT - PAGE 43

•	a weak global economy could adversely affect our business and financial results and have a material adverse effect on our liquidity and capital resources;

•	cyclical fluctuations in the price and supply of our raw materials could adversely affect our business;

•	we operate in highly competitive markets;

•	we are exposed to currency exchange rate and interest rate fluctuations;

•	increases in our capital expenditures or maintenance costs could have a material adverse effect on our cash flow and our ability to satisfy our debt obligations;

•	we use derivatives to manage certain risks which have caused significant fluctuations in our operating results;

•	we are subject to extensive environmental regulation and we could have environmental liabilities at our facilities;

•	Project Blue Mill might not generate the results we expect;

•	our business is subject to risks associated with climate change and social government responses thereto;

•	we are subject to risks related to our employees;

•	we rely on German federal and state government grants and guarantees;

•	risks relating to our participation in the European Union Emissions Trading Scheme and the application of Germany’s Renewable Energy Resources Act;

•	we are dependent on key personnel;

•	we may experience material disruptions to our production;

•	we may incur losses as a result of unforeseen or catastrophic events, including the emergence of a pandemic, terrorist attacks or natural disasters;

•	our insurance coverage may not be adequate; and

•	we rely on third parties for transportation services.

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

QUARTERLY REPORT - PAGE 44

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

Demand for pulp has historically been determined by the level of economic growth and has been closely tied to overall business activity. From 2006 to mid-2008, pulp prices in Europe steadily improved. However, in the latter half of 2008, a global economic crisis resulted in a sharp decline of European pulp prices from a high of $900 per ADMT to $635 per ADMT at the end of 2008. Pulp prices began to increase in the second half of 2009 and continued to increase to record levels through June of 2010, before declining slightly in the fourth quarter of 2010. Pulp prices again rebounded to record levels in the first half of 2011 but declined sharply in the latter part of the year, primarily due to economic uncertainty in Europe and credit tightening in China. Despite continued economic uncertainty in Europe, average European pulp prices stabilized at approximately $837 per ADMT in the first half of 2012.

Prices for pulp are driven by many factors outside our control, and we have little influence over the timing and extent of price changes, which are often volatile. Because market conditions beyond our control determine the price for pulp, the pulp price may fall below our cash production costs, requiring us to either incur short-term losses on product sales or cease production at one or more of our mills. Therefore, our profitability depends on managing our cost structure, particularly raw materials which represent a significant component of our operating costs and can fluctuate based upon factors beyond our control. If the prices of our products decline, or if prices for our raw materials increase, or both, our results of operations could be materially adversely affected.

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

QUARTERLY REPORT - PAGE 45

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

QUARTERLY REPORT - PAGE 46

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks from changes in interest rates and foreign currency exchange rates, particularly the exchange rate between the Euro and the U.S. dollar and the Canadian dollar versus the U.S. dollar and the Euro. Changes in these rates may affect our results of operations and financial condition and, consequently, our fair value. We seek to manage these risks through internal risk management policies, as well as the use of derivatives. We use derivatives to reduce or limit our exposure to interest rate and, from time to time, currency risks. Additionally, we, from time to time, use derivatives to reduce or limit our exposure to fluctuations in pulp prices. We also use derivatives to reduce our potential losses or to augment our potential gains, depending on our management’s perception of future economic events and developments. These types of derivatives are generally highly speculative in nature. They are also very volatile as they are highly leveraged given that margin requirements are relatively low in proportion to notional amounts.

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

During the six months ended June 30, 2012, we recorded an unrealized gain of €0.6 million on our outstanding interest rate derivative compared to an unrealized gain of €9.9 million in the same period of 2011.

We entered into a fixed price pulp swap contract in the second quarter of 2012. The contract fixes the price of 5,000 tonnes of pulp each month between May and December 2012 at $915. We recorded an unrealized gain of €1.6 million related to this swap contract in the second quarter of 2012.

We are also subject to some energy price risk, primarily for the natural gas and the electricity that our operations purchase.

FORM 10-Q

QUARTERLY REPORT - PAGE 47

ITEM 4.	CONTROLS AND PROCEDURES

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

QUARTERLY REPORT - PAGE 48

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

ITEM 2.	UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit No.	Description

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1*	Section 906 Certification of Chief Executive Officer

32.2*	Section 906 Certification of Chief Financial Officer

101	The following financial statements from the Company’s Form 10-Q for the fiscal quarter ended June 30, 2012, formatted in XBRL: (i) Interim Consolidated Balance Sheets; (ii) Interim Consolidated Statements of Operations; (iii) Interim Consolidated Statements of Retained Earnings; (iv) Interim Consolidated Statements of Comprehensive Income; (v) Interim Consolidated Statements of Cash Flows; and (vi) Notes to Interim Consolidated Financial Statements.

*	In accordance with Release 33-8212 of the Commission, these Certifications: (i) are “furnished” to the Commission and are not “filed” for the purposes of liability under the Securities Exchange Act of 1934, as amended; and (ii) are not to be subject to automatic incorporation by reference into any of the Company’s registration statements filed under the Securities Act of 1933, as amended for the purposes of liability thereunder or any offering memorandum, unless the Company specifically incorporates them by reference therein.

FORM 10-Q

QUARTERLY REPORT - PAGE 49

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERCER INTERNATIONAL INC.

By:	/s/ David M. Gandossi
David M. Gandossi
Secretary and Chief Financial Officer

Date: August 3, 2012

FORM 10-Q

QUARTERLY REPORT - PAGE 50