Form 10-Q
period 2012-09-30
MERCER INTERNATIONAL INC.
filed 2012-11-02
CIK 1333274

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

The Registrant had 55,815,704 shares of common stock outstanding as at November 1, 2012.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MERCER INTERNATIONAL INC.

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012

(Unaudited)

FORM 10-Q

QUARTERLY REPORT - PAGE 2

MERCER INTERNATIONAL INC.

INTERIM CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands of Euros)

	September 30,	December 31,
	2012	2011
ASSETS
Current assets
Cash and cash equivalents	€126,169	€105,072
Marketable securities	—	12,216
Receivables	118,631	120,487
Inventories (Note 2)	113,355	120,539
Prepaid expenses and other	10,203	8,162
Deferred income tax	9,036	6,750

Total current assets	377,394	373,226

Long-term assets
Property, plant and equipment	815,661	820,974
Deferred note issuance and other	11,924	10,763
Deferred income tax	15,760	12,287

	843,345	844,024

Total assets	€1,220,739	€1,217,250

LIABILITIES
Current liabilities
Accounts payable and other	€115,037	€99,640
Pension and other post-retirement benefit obligations (Note 4)	789	756
Debt (Note 3)	41,088	25,671

Total current liabilities	156,914	126,067

Long-term liabilities
Debt (Note 3)	670,792	708,415
Unrealized interest rate derivative losses (Note 8)	53,027	52,391
Pension and other post-retirement benefit obligations (Note 4)	32,388	31,197
Capital leases and other	13,399	13,053
Deferred income tax	5,435	2,585

	775,041	807,641

Total liabilities	931,955	933,708

EQUITY
Shareholders’ equity
Share capital (Note 5)	248,371	247,642
Paid-in capital	(3,954)	(4,857)
Retained earnings	30,961	37,985
Accumulated other comprehensive income	29,115	21,346

Total shareholders’ equity	304,493	302,116

Noncontrolling deficit	(15,709)	(18,574)

Total equity	288,784	283,542

Total liabilities and equity	€1,220,739	€1,217,250

Commitments and contingencies (Note 10)

The accompanying notes are an integral part of these interim consolidated financial statements.

FORM 10-Q

QUARTERLY REPORT - PAGE 3

MERCER INTERNATIONAL INC.

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands of Euros, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Revenues
Pulp	€205,122	€190,426	€590,597	€618,158
Energy and chemicals	18,153	16,639	55,098	49,732

	223,275	207,065	645,695	667,890
Costs and expenses
Operating costs	191,083	149,172	531,470	490,537
Operating depreciation and amortization	14,972	13,832	43,784	41,777

	17,220	44,061	70,441	135,576
Selling, general and administrative expenses	10,006	8,754	28,688	27,414

Operating income	7,214	35,307	41,753	108,162

Other income (expense)
Interest expense	(14,084)	(14,117)	(42,080)	(44,906)
Gain (loss) on derivative instruments (Note 8)	(883)	(10,484)	1,336	(580)
Foreign exchange gain (loss) on debt	—	(181)	—	1,272
Other income (expense)	517	201	(261)	664

Total other income (expense)	(14,450)	(24,581)	(41,005)	(43,550)

Income (loss) before income taxes	(7,236)	10,726	748	64,612
Income tax benefit (provision)
Current	(870)	(1,557)	(7,207)	(3,854)
Deferred	(1,040)	(1,567)	2,300	(3,707)

Net income (loss)	(9,146)	7,602	(4,159)	57,051
Less: net loss (income) attributable to noncontrolling interest	(566)	838	(2,865)	(5,175)

Net income (loss) attributable to common shareholders	€(9,712)	€8,440	€(7,024)	€51,876

Net income (loss) per share attributable to common shareholders (Note 7)
Basic	€(0.17)	€0.15	€(0.13)	€1.07
Diluted	€(0.17)	€0.15	€(0.13)	€0.92

The accompanying notes are an integral part of these interim consolidated financial statements.

FORM 10-Q

QUARTERLY REPORT - PAGE 4

MERCER INTERNATIONAL INC.

INTERIM CONSOLIDATED STATEMENTS OF RETAINED EARNINGS

(Unaudited)

(In thousands of Euros)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net income (loss) attributable to common shareholders	€(9,712)	€8,440	€(7,024)	€51,876
Retained earnings (deficit), beginning of period	40,673	32,480	37,985	(10,956)

	30,961	40,920	30,961	40,920
Retirement of treasury shares	—	(1,134)	—	(1,134)

Retained earnings, end of period	€30,961	€39,786	€30,961	€39,786

INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands of Euros)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net income (loss)	€(9,146)	€7,602	€(4,159)	€57,051

Other comprehensive income (loss), net of taxes
Foreign currency translation adjustment during the three and nine month periods, net of tax provision of €328 and tax benefit of €197, respectively (2011 – benefit of €1,559 and provision of €90)	7,582	(12,913)	8,395	(10,313)
Pension income (expense)	(327)	(20)	(663)	383
Unrealized gains (losses) on securities arising during the period	35	(20)	37	(20)

Other comprehensive income (loss), net of taxes	7,290	(12,953)	7,769	(9,950)

Total comprehensive income (loss)	(1,856)	(5,351)	3,610	47,101
Comprehensive loss (income) attributable to noncontrolling interest	(566)	838	(2,865)	(5,175)

Comprehensive income (loss) attributable to common shareholders	€(2,422)	€(4,513)	€745	€41,926

The accompanying notes are an integral part of these interim consolidated financial statements.

FORM 10-Q

QUARTERLY REPORT - PAGE 5

MERCER INTERNATIONAL INC.

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands of Euros)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Cash flows from (used in) operating activities
Net income (loss) attributable to common shareholders	€(9,712)	€8,440	€(7,024)	€51,876
Adjustments to reconcile net income (loss) attributable to common shareholders to cash flows from operating activities
Loss (gain) on derivative instruments	883	10,484	(1,336)	580
Foreign exchange loss (gain) on debt	—	181	—	(1,272)
Depreciation and amortization	15,054	13,893	43,992	41,960
Noncontrolling interest	566	(838)	2,865	5,175
Deferred income taxes	1,040	1,567	(2,300)	3,707
Stock compensation expense	891	305	1,753	2,844
Pension and other post-retirement expense, net of funding	(73)	(95)	(128)	(102)
Other	1,412	260	2,278	2,622
Changes in current assets and liabilities
Receivables	(14,122)	(9,452)	901	3,248
Inventories	5,834	(23,776)	9,276	(27,862)
Accounts payable and accrued expenses	9,692	318	13,146	24,873
Other	(2,239)	(752)	(901)	92

Net cash from (used in) operating activities	9,226	535	62,522	107,741

Cash flows from (used in) investing activities
Purchase of property, plant and equipment	(9,152)	(10,297)	(27,455)	(26,122)
Proceeds on sale of property, plant and equipment	48	1,564	387	1,944
Purchase of marketable securities	—	(4,018)	—	(4,018)
Proceeds on maturity of marketable securities	10,213	—	12,221	—
Note receivable	—	2,064	—	2,835

Net cash from (used in) investing activities	1,109	(10,687)	(14,847)	(25,361)

Cash flows from (used in) financing activities
Repayment of notes payable and debt	(15,544)	(12,160)	(27,254)	(42,511)
Repayment of capital lease obligations	(508)	(776)	(1,567)	(2,269)
Repayment of credit facilities, net	—	—	—	(14,652)
Payment of note issuance costs	—	—	(1,621)	—
Proceeds from government grants	778	4,470	3,100	13,419
Purchase of treasury shares	—	(7,477)	—	(7,477)

Net cash from (used in) financing activities	(15,274)	(15,943)	(27,342)	(53,490)

Effect of exchange rate changes on cash and cash equivalents	221	2,058	764	(154)

Net increase (decrease) in cash and cash equivalents	(4,718)	(24,037)	21,097	28,736
Cash and cash equivalents, beginning of period	130,887	151,795	105,072	99,022

Cash and cash equivalents, end of period	€126,169	€127,758	€126,169	€127,758

The accompanying notes are an integral part of these interim consolidated financial statements.

FORM 10-Q

QUARTERLY REPORT - PAGE 6

MERCER INTERNATIONAL INC.

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Unaudited)

(In thousands of Euros)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Supplemental disclosure of cash flow information
Cash paid during the period for
Interest	€3,820	€5,822	€30,086	€35,742
Income taxes	370	1,389	3,389	1,725
Supplemental schedule of non-cash investing and financing activities
Acquisition of production and other equipment under capital lease obligations	€(186)	€973	€588	€1,246
Increase (decrease) in accrued purchases of property, plant and equipment	1,472	(1,708)	3,375	1,778
Increase (decrease) in receivables of government grants for long-term assets	(200)	(3,238)	(2,533)	(6,128)

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

Certain prior year amounts in the interim consolidated financial statements have been reclassified to conform to the current year presentation. Beginning in the second quarter of 2012, the Company has presented revenue from the sale of chemicals within energy and chemicals revenue in the Interim Consolidated Statement of Operations. This revenue had previously been presented within operating costs. Chemical revenue for the three and nine month periods ended September 30, 2012 was €2,936 and €8,923, respectively (2011 – €2,287 and €7,762).

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

Note 2. Inventories

	September 30,	December 31,
	2012	2011
Raw materials	€46,562	€48,063
Finished goods	30,768	41,392
Spare parts, work in process and other	36,025	31,084

	€113,355	€120,539

FORM 10-Q

QUARTERLY REPORT - PAGE 9

MERCER INTERNATIONAL INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of Euros, except per share data)

Note 3. Debt

Debt consists of the following:

	September 30,	December 31,
	2012	2011
Note payable to bank, included in a total loan credit facility of €827,950 to finance the construction related to the Stendal mill (a)	€452,907	€477,490
Senior notes, interest at 9.50% accrued and payable semi-annually, unsecured (b)	221,189	220,753
Credit agreement with a lender with respect to a revolving credit facility of C$40 million (c)	—	—
Term bank facility for a project at the Stendal mill of €17,000 (d)	—	—
Loans payable to the noncontrolling shareholder of the Stendal mill (e)	36,152	33,124
Investment loan agreement with a lender with respect to a project at the Rosenthal mill of €4,351 (f)	1,632	2,719
Credit agreement with a bank with respect to a revolving credit facility of €25,000 (g)	—	—
Credit agreement with a bank with respect to a revolving credit facility of €3,500 (h)	—	—

	711,880	734,086
Less: current portion	(41,088)	(25,671)

Debt, less current portion	€670,792	€708,415

The Company made principal repayments under these facilities of €27,254 during the nine month period ended September 30, 2012 (2011 – €42,511). As of September 30, 2012, the principal maturities of debt are as follows:

Matures	Amount
2012	€—
2013	41,088
2014	40,544
2015	44,000
2016	44,000
Thereafter	542,248

€711,880

Certain of the Company’s debt instruments were issued under an indenture which, among other things, restricts its ability and the ability of its restricted subsidiaries to make certain payments. These limitations are subject to other important qualifications and exceptions. As at September 30, 2012, the Company was in compliance with the terms of the indenture.

FORM 10-Q

QUARTERLY REPORT - PAGE 10

MERCER INTERNATIONAL INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of Euros, except per share data)

Note 3. Debt (continued)

(a)	Note payable to bank, included in a total loan facility of €827,950 to finance the construction related to the Stendal mill (“Stendal Loan Facility”), interest at rates varying from Euribor plus 0.90% to Euribor plus 1.80% (rates on amounts of borrowing at September 30, 2012 range from 1.50% to 2.25%), principal due in required installments beginning September 30, 2006 until September 30, 2017, collateralized by the assets of the Stendal mill, with 48% and 32% guaranteed by the Federal Republic of Germany and the State of Saxony-Anhalt, respectively, of up to €392,907 of outstanding principal, subject to a debt service reserve account (“DSRA”) for purposes of paying amounts due in the following 12 months under the terms of the Stendal Loan Facility; payment of dividends is only permitted if certain cash flow requirements are met. See Note 8 – Derivative Transactions for a discussion of the Company’s variable-to-fixed interest rate swap that was put in place to effectively fix the interest rate on the Stendal Loan Facility.

On March 13, 2009, the Company finalized an agreement with its lenders to amend its Stendal Loan Facility. The amendment deferred approximately €164,000 of scheduled principal payments until the maturity date, September 30, 2017. The amendment also provided for a 100% cash sweep, referred to as the “Cash Sweep”, of any cash, in excess of a €15,000 working capital reserve and the Guarantee Amount, as discussed in Note 10(a) – Commitments and Contingencies, and other amounts as contemplated in the amendment, held by Stendal which will be used first to fund the DSRA to a level sufficient to service the amounts due and payable under the Stendal Loan Facility during the then following 12 months, which means the DSRA is “Fully Funded”, and second to prepay the deferred principal amounts. As at September 30, 2012, the DSRA balance was €31,821 and was not Fully Funded.

(b)	On November 17, 2010, the Company completed a private offering of $300.0 million in aggregate principal amount of senior notes due 2017 (“Senior Notes”). The Senior Notes were issued at a price of 100% of their principal amount. The Senior Notes will mature on December 1, 2017 and bear interest at 9.50% which is accrued and payable semi-annually.

In August 2011, the Company’s Board of Directors authorized the purchase of up to $25.0 million in aggregate principal amount of the Company’s Senior Notes from time to time, over a period ending August 2012. In June 2012, the Company’s Board of Directors authorized the purchase of up to €50,000 in aggregate principal amount of the Company’s Senior Notes from time to time, over a period ending June 2013. During the nine month period ended September 30, 2012, the Company purchased $2.0 million of its outstanding Senior Notes. During the twelve month period ended December 31, 2011, the Company purchased $13.6 million of its outstanding Senior Notes.

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

(c)	Credit agreement with respect to a revolving credit facility of up to C$40.0 million for the Celgar mill. The credit agreement matures May 2013. Borrowings under the credit agreement are collateralized by the mill’s inventory and receivables and are restricted by a borrowing base calculated on the mill’s inventory and receivables. Canadian dollar denominated amounts bear interest at bankers acceptance plus 3.75% or Canadian prime plus 2.00%. U.S. dollar denominated amounts bear interest at LIBOR plus 3.75% or U.S. base plus 2.00%. As at September 30, 2012, approximately C$36.3 million was available.

FORM 10-Q

QUARTERLY REPORT - PAGE 11

MERCER INTERNATIONAL INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of Euros, except per share data)

Note 3. Debt (continued)

(d)	A €17,000 amortizing term facility to partially finance a project, referred to as “Project Blue Mill”, to increase the Stendal mill’s annual pulp production capacity by 30,000 air-dried metric tonnes and includes the installation of an additional 40 megawatt steam turbine. The facility, 80% of which is guaranteed by the State of Saxony-Anhalt, bears interest at a rate of Euribor plus 3.5% per annum and is available for disbursement up to August 31, 2013. The interest period for the facility, at the choice of the Company, will be of one, three or six months duration and interest is paid on the last day of the interest period selected. The facility, together with accrued interest, is scheduled to mature in September 2017. The facility will be repaid semi-annually, commencing September 30, 2013 and will be non-recourse to the Company. As at September 30, 2012, the Company had not drawn on this facility. As part of the term facility, the Company was required to open an investment account with the lender for the purpose of managing project costs and is required to deposit all funding associated with Project Blue Mill in this account. As at September 30, 2012 the balance in the investment account was €7,087; this cash was from shareholder loans entered into in January 2012 and operating cash flows.

(e)	A loan of €25,128 payable by the Stendal mill to its noncontrolling shareholder bears interest at 7.00%, and is accrued semi-annually. The loan payable is unsecured, subordinated to all liabilities of the Stendal mill, non-recourse to the Company and its restricted subsidiaries, and is due in 2017.

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

As at September 30, 2012, accrued interest on these loans was €9,392. As at December 31, 2011, accrued interest on the loan was €7,996.

(f)	A four-year amortizing investment loan agreement with a lender relating to the wash press project at the Rosenthal mill with a total facility of €4,351 bearing interest at the rate of Euribor plus 2.75% that matures February 2014. Borrowings under this agreement are secured by the new wash press equipment. As at September 30, 2012, the balance outstanding was €1,632 and was accruing interest at a rate of 3.42%.

(g)	A €25,000 working capital facility at the Rosenthal mill that matures in December 2012. Borrowings under the facility are collateralized by the mill’s inventory and receivables and bear interest at Euribor plus 3.50%. As at September 30, 2012, approximately €2,100 of this facility was supporting bank guarantees leaving approximately €22,900 available. In October 2012, the facility maturity date was extended to October 31, 2016 under the same terms and conditions.

(h)	On February 8, 2010, the Rosenthal mill finalized a credit agreement with a lender for a €3,500 facility maturing in December 2012. Borrowings under this facility bear interest at the rate of the three-month Euribor plus 3.50% and are secured by certain land at the Rosenthal mill. As at September 30, 2012, this facility was undrawn and negotiations to extend the terms of the facility are underway.

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

Pension benefits are based on employees’ earnings and years of service. The Celgar Plans are funded by contributions from the Company based on actuarial estimates and statutory requirements. Pension contributions during the three and nine month periods ended September 30, 2012 totaled €481 and €1,493, respectively (2011 – €534 and €1,429).

Effective December 31, 2008, the defined benefit plan was closed to new members. In addition, the defined benefit service accrual ceased on December 31, 2008, and members began to receive pension benefits, at a fixed contractual rate, under a new defined contribution plan effective January 1, 2009. During the three and nine month periods ended September 30, 2012, the Company made contributions of €142 and €462, respectively (2011 – €141 and €426) to this plan.

Information about the Celgar Plans, in aggregate for the three and nine month periods ended September 30, 2012 and September 30, 2011 is as follows:

	Three Months ended September 30,
	2012		2011
	Pension Benefits	Post- Retirement Benefits	Pension Benefits	Post- Retirement Benefits
Service cost	€29	€145	€22	€117
Interest cost	393	226	376	203
Expected return on plan assets	(421)	—	(385)	—
Recognized net loss (gain)	291	1	127	(17)

Net periodic benefit cost	€292	€372	€140	€303

	Nine Months ended September 30,
	2012		2011
	Pension Benefits	Post- Retirement Benefits	Pension Benefits	Post- Retirement Benefits
Service cost	€84	€423	€65	€352
Interest cost	1,144	657	1,134	612
Expected return on plan assets	(1,228)	—	(1,163)	—
Recognized net loss (gain)	848	4	383	(52)

Net periodic benefit cost	€848	€1,084	€419	€912

The Company participates in a multiemployer plan for hourly-paid employees at the Celgar mill. The contributions to this plan are determined based on an amount per hour worked pursuant to a collective bargaining agreement. The Company has no current or future contribution obligations in excess of the contractual contributions. During the three and nine month periods ended September 30, 2012, the Company made contributions of €632 and €1,572, respectively (2011 – €455 and €1,429) to this plan.

FORM 10-Q

QUARTERLY REPORT - PAGE 13

MERCER INTERNATIONAL INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of Euros, except per share data)

Note 5. Share Capital

Common shares

The Company has authorized 200,000,000 common shares with a par value of $1 per share.

As at September 30, 2012, the Company had 55,815,704 common shares issued and outstanding. As at December 31, 2011, the Company had 55,779,204 common shares issued and outstanding. During the nine months ended September 30, 2012, the Company issued 36,500 restricted shares to directors of the Company.

Share Repurchase Program

In August 2011, the Company’s Board of Directors authorized a share repurchase program (the “Program”) to repurchase up to $25.0 million worth of the Company’s outstanding common shares from time to time over a period ending August 2012. In July 2012, the Company’s Board of Directors re-authorized the Program to allow for the repurchase of up to approximately $14.4 million of the Company’s outstanding shares of common stock over a period ending August 2013. During the nine month period ended September 30, 2012, the Company did not repurchase any of its common shares. During the twelve month period ended December 31, 2011, the Company repurchased 1,263,401 of its common shares at an aggregate cost of $10.6 million.

Preferred shares

The Company has authorized 50,000,000 preferred shares with $1 par value issuable in series, of which 2,000,000 shares have been designated as Series A. The preferred shares may be issued in one or more series and with such designations and preferences for each series as shall be stated in the resolutions providing for the designation and issue of each such series adopted by the Board of Directors of the Company. The Board of Directors is authorized by the Company’s articles of incorporation to determine the voting, dividend, redemption and liquidation preferences pertaining to each such series. As at September 30, 2012, no preferred shares had been issued by the Company.

Note 6. Stock-Based Compensation

In June 2010, the Company adopted a new stock incentive plan (the “2010 Plan”) which provides for options, restricted stock rights, restricted shares, performance shares, performance share units (“PSUs”) and stock appreciation rights to be awarded to employees, consultants and non-employee directors. As at September 30, 2012, after factoring in all allocated shares, there remain approximately 1.1 million common shares available for grant pursuant to the 2010 Plan.

Performance Shares and PSUs

Performance shares are common shares granted to an employee which have restrictive conditions, such as the ability to sell the shares, until the Company and the grantee achieve certain performance objectives. PSUs comprise rights to receive common shares at a future date that are contingent on the Company and the grantee achieving certain performance objectives.

The fair value of the performance shares and PSUs is recorded as compensation expense over the vesting period. The fair value is determined based upon the targeted number of shares awarded and the quoted price of the Company’s shares at the reporting date. The target number of shares is determined using management’s best estimate. The final determination of the number of shares to be granted or unrestricted will be made by the Company’s Board of Directors. For the three and nine month periods ended September 30, 2012 the Company recognized an expense of €714 and €1,091, respectively, related to the PSUs (2011 expense – €13 and €771).

As at September 30, 2012, there are no performance shares outstanding.

FORM 10-Q

QUARTERLY REPORT - PAGE 14

MERCER INTERNATIONAL INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of Euros, except per share data)

Note 6. Stock-Based Compensation (continued)

The following table summarizes PSU activity during the period:

Number of PSUs
Outstanding at January 1, 2011	534,783
Granted	812,575
Vested and issued	(474,728)
Cancelled	(60,055)
Forfeited	(17,263)

Outstanding at December 31, 2011	795,312
Granted	37,328
Forfeited	(64,661)

Outstanding at September 30, 2012	767,979

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

For the three and nine month periods ended September 30, 2012, the Company recognized an expense of €177 and €662, respectively (2011 – €295 and €691) related to the restricted shares. As at September 30, 2012, the total remaining unrecognized compensation cost related to restricted shares amounted to approximately €901 (2011 – €1,642), which will be amortized over the remaining vesting periods.

The following table summarizes restricted share activity during the period:

Number of
restricted shares
Outstanding at January 1, 2011	56,000
Granted	238,000
Vested	(56,000)

Outstanding at December 31, 2011	238,000
Granted	36,500
Vested	(78,000)

Outstanding at September 30, 2012	196,500

FORM 10-Q

QUARTERLY REPORT - PAGE 15

MERCER INTERNATIONAL INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of Euros, except per share data)

Note 6. Stock-Based Compensation (continued)

Stock Options

During the nine month periods ended September 30, 2012 and 2011, no options were granted, exercised or cancelled. During the nine month period ended September 30, 2012, no options expired (2011 – 15,000). The aggregate intrinsic value of options is calculated as the difference between the quoted market price for the Company’s common stock as at September 30, 2012, and the exercise price of the stock options for those options where the exercise price is below the quoted market price. As at September 30, 2012, the Company had 130,000 options (2011 – 100,000) with an exercise price below the quoted market price resulting in an aggregate intrinsic value of €145 (2011 - €82). The Company issues new shares upon the exercise of stock options.

Stock option expense recognized for the three and nine month periods ended September 30, 2012 was €nil (2011 – €nil). As at September 30, 2012 the Company had 175,000 stock options which have fully vested.

Note 7. Net Income (Loss) Per Share Attributable to Common Shareholders

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income (loss) attributable to common shareholders – basic	€(9,712)	€8,440	€(7,024)	€51,876
Interest on convertible notes, net of tax	—	40	—	789

Net income (loss) attributable to common shareholders – diluted	€(9,712)	€8,480	€(7,024)	€52,665

Net income (loss) per share attributable to common shareholders
Basic	€(0.17)	€0.15	€(0.13)	€1.07

Diluted	€(0.17)	€0.15	€(0.13)	€0.92

Weighted average number of common shares outstanding:
Basic(1)	55,619,204	55,141,780	55,589,226	48,289,039
Effect of dilutive instruments:
Performance shares and PSUs	—	158,023	—	543,383
Restricted shares	—	—	—	65,917
Stock options and awards	—	46,953	—	69,602
Convertible notes	—	1,219,468	—	8,260,848

Diluted	55,619,204	56,566,224	55,589,226	57,228,789

(1)	The basic weighted average number of shares excludes 196,500 restricted shares which have been issued, but have not vested as at September 30, 2012 (2011 – 238,000 restricted shares).

FORM 10-Q

QUARTERLY REPORT - PAGE 16

MERCER INTERNATIONAL INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of Euros, except per share data)

Note 7. Net Income (Loss) Per Share Attributable to Common Shareholders (continued)

The calculation of diluted net income (loss) per share attributable to common shareholders does not assume the exercise of any instruments that would have an anti-dilutive effect on earnings per share. The following table summarizes the instruments excluded from the calculation of net income (loss) per share attributable to common shareholders because they were anti-dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
PSUs	767,979	—	767,979	—
Restricted shares	196,500	238,000	196,500	—
Stock options and awards	175,000	—	175,000	—

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

Interest Rate Derivative

During 2004, the Company entered into certain variable-to-fixed interest rate swaps in connection with the Stendal Loan Facility with respect to an aggregate maximum principal amount of approximately €612,600 of the principal of the total indebtedness under the Stendal Loan Facility. Under the remaining interest rate swap, the Company pays a fixed rate and receives a floating rate with the interest payments being calculated on a notional amount. Currently, the contract has an aggregate notional amount of €381,489 at a fixed interest rate of 5.28% and it matures in October 2017, which for the most part matches the maturity of the Stendal Loan Facility. With respect to this interest rate swap for the three and nine month periods ended September 30, 2012, the Company recognized unrealized losses of €1,236 and €636, respectively (2011 – losses of €10,484 and €580), in gain (loss) on derivative instruments in the Interim Consolidated Statement of Operations. The fair value of the interest rate swap is presented in unrealized interest rate derivative losses in the Interim Consolidated Balance Sheet, which currently amounts to a cumulative unrealized loss of €53,027. As at December 31, 2011 the unrealized interest rate derivative loss was €52,391.

The interest rate derivative contract is with the same bank that holds the Stendal Loan Facility and the Company does not anticipate non-performance by the bank.

Pulp Price Derivative

During May 2012, the Company entered into a fixed price pulp swap contract with a bank. Under the contract, 5,000 metric tonnes (“MT”) of pulp per month is fixed at a price of $915 per MT. The contract expires in December 2012. With respect to this contract for the three and nine month periods ended September 30, 2012, the Company recognized gains of €353 and €1,972, respectively in gain (loss) on derivative instruments in the Interim Consolidated Statement of Operations. The fair value of the fixed price pulp swap contract was €1,462 as at September 30, 2012 and was presented in prepaid expenses and other in the Interim Consolidated Balance Sheet.

FORM 10-Q

QUARTERLY REPORT - PAGE 17

MERCER INTERNATIONAL INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of Euros, except per share data)

Note 9. Financial Instruments

The fair value of financial instruments is summarized as follows:

	September 30, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	€126,169	€126,169	€105,072	€105,072
Marketable securities(1)	190	190	12,372	12,372
Receivables	118,631	118,631	120,487	120,487
Pulp price derivative contract – asset	1,462	1,462	—	—
Accounts payable and other	115,037	115,037	99,640	99,640
Debt	711,880	703,864	734,086	717,522
Interest rate derivative contract – liability	53,027	53,027	52,391	52,391

(1)	Includes equity securities of €190 (2011 – €156) recorded in the Interim Consolidated Balance Sheet within deferred note issuance and other.

The carrying value of cash and cash equivalents and accounts payable and other approximates the fair value due to the immediate or short-term maturity of these financial instruments. The carrying value of receivables approximates the fair value due to their short-term nature and historical collectability. The fair value of debt reflects recent market transactions and discounted cash flow estimates. Marketable securities are recorded at fair value based on recent transactions. See the Fair Value Measurement and Disclosure section below for details on how the fair value of the pulp price derivative contract and interest rate derivative contract was determined.

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

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of Euros, except per share data)

Note 9. Financial Instruments (continued)

The Company’s interest rate and pulp price derivatives are classified within Level 2 of the valuation hierarchy, as they are valued using internal models that use as their basis readily observable market inputs, such as forward interest rates, yield curves observable at specified intervals and commodity price curves. The observable inputs reflect market data obtained from independent sources. In addition, the Company considered the risk of non-performance of the obligor, which in some cases reflects the Company’s own credit risk. The counterparty to our interest rate and pulp price derivatives are multi-national financial institutions.

The following table presents a summary of the Company’s outstanding financial instruments and their estimated fair values under the hierarchy defined in Fair Value Measurements and Disclosures Topic of the FASB Accounting Standards Codification:

	Fair value measurements at September 30, 2012 using:
Description	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Marketable securities
Exchange traded equities	€190	€—	€—	€190
Derivative—fixed price pulp swaps	—	1,462	—	1,462

	€190	€1,462	€—	€1,652

Liabilities
Derivative—interest rate swap	€—	€53,027	€—	€53,027

	Fair value measurements at December 31, 2011 using:
Description	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Marketable securities
German federal government bonds	€12,216	€—	€—	€12,216
Exchange traded equities	156	—	—	156

	€12,372	€—	€—	€12,372

Liabilities
Derivative—interest rate swap	€—	€52,391	€—	€52,391

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

The €10,000 was initially recognized as an increase in cash and a corresponding increase in accounts payable and other. As civil works remediation steps are agreed to with the general construction contractor an agreed-to portion of the payable is reversed with the offset recorded in operating costs to offset the remediation expenditures. In January 2012, the noncontrolling shareholder contributed its required €1,632 from the Guarantee Amount as part of the financing agreement for Project Blue Mill. This contribution was reclassified to long-term debt as part of the loan payable to the noncontrolling shareholder. See Note 3(e) – Debt. As at September 30, 2012, the Company had Guarantee Amount proceeds of €3,769 remaining in accounts payable and other.

(b)	The Company is involved in a property transfer tax dispute with respect to the Celgar mill and certain other legal actions and claims arising in the ordinary course of business. Celgar had previously paid the property transfer tax assessment, and the court date is scheduled during the first quarter of 2013 to appeal the assessment. While the outcome of these legal actions and claims cannot be predicted with certainty, it is the opinion of management that the outcome of any such claim which is pending or threatened, either individually or on a combined basis, will not have a material adverse effect on the consolidated financial condition, results of operations or liquidity of the Company.

(c)	The Company is subject to regulations that require the handling and disposal of asbestos in a prescribed manner if a property undergoes a major renovation or demolition. Otherwise, the Company is not required to remove asbestos from its facilities. Generally asbestos is found on steam and condensate piping systems as well as certain cladding on buildings and in building insulation throughout older facilities. The Company’s obligation for the proper removal and disposal of asbestos products from the Company’s mills is a conditional asset retirement obligation. As a result of the longevity of the Company’s mills, due in part to the maintenance procedures and the fact that the Company does not have plans for major changes that require the removal of asbestos, the timing of the asbestos removal is indeterminate. As a result, the Company is currently unable to reasonably estimate the fair value of its asbestos removal and disposal obligation. The Company will recognize a liability in the period in which sufficient information is available to reasonably estimate its fair value.

(d)	As at September 30, 2012, the Company had entered into capital commitments of approximately €17,100 at the Stendal mill as part of Project Blue Mill.

FORM 10-Q

QUARTERLY REPORT - PAGE 20

MERCER INTERNATIONAL INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of Euros, except per share data)

Note 11. Restricted Group Supplemental Disclosure

The terms of the indenture governing our Senior Notes require that we provide the results of operations and financial condition of Mercer International Inc. and our restricted subsidiaries under the indenture, collectively referred to as the “Restricted Group”. As at and during the three and nine months ended September 30, 2012 and 2011, the Restricted Group was comprised of Mercer International Inc., certain holding subsidiaries and our Rosenthal and Celgar mills. The Restricted Group excludes the Stendal mill.

Combined Condensed Balance Sheets

	September 30, 2012
	Restricted Group	Unrestricted Subsidiaries	Eliminations	Consolidated Group
ASSETS
Current assets
Cash and cash equivalents	€55,023	€71,146	€—	€126,169
Receivables	62,313	56,318	—	118,631
Inventories	69,838	43,517	—	113,355
Prepaid expenses and other	7,730	2,473	—	10,203
Deferred income tax	5,301	3,735	—	9,036

Total current assets	200,205	177,189	—	377,394
Long-term assets
Property, plant and equipment	356,302	459,359	—	815,661
Deferred note issuance and other	6,077	5,847	—	11,924
Deferred income tax	8,873	6,887	—	15,760
Due from unrestricted group	99,991	—	(99,991)	—

Total assets	€671,448	€649,282	€(99,991)	€1,220,739

LIABILITIES
Current liabilities
Accounts payable and other	€62,674	€52,363	€—	€115,037
Pension and other post-retirement benefit obligations	789	—	—	789
Debt	1,088	40,000	—	41,088

Total current liabilities	64,551	92,363	—	156,914
Long-term liabilities
Debt	221,733	449,059	—	670,792
Due to restricted group	—	99,991	(99,991)	—
Unrealized interest rate derivative losses	—	53,027	—	53,027
Pension and other post-retirement benefit obligations	32,388	—	—	32,388
Capital leases and other	6,367	7,032	—	13,399
Deferred income tax	5,435	—	—	5,435

Total liabilities	330,474	701,472	(99,991)	931,955

EQUITY
Total shareholders’ equity (deficit)	340,974	(36,481)	—	304,493
Noncontrolling deficit	—	(15,709)	—	(15,709)

Total liabilities and equity	€671,448	€649,282	€(99,991)	€1,220,739

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

MERCER INTERNATIONAL INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of Euros, except per share data)

Note 11. Restricted Group Supplemental Disclosure (continued)

Combined Condensed Statements of Operations

	Three Months Ended September 30, 2012
	Restricted Group	Unrestricted Subsidiaries	Eliminations	Consolidated Group
Revenues
Pulp	€112,777	€92,345	€—	€205,122
Energy and chemicals	6,960	11,193	—	18,153

	119,737	103,538	—	223,275
Operating costs	109,815	81,268	—	191,083
Operating depreciation and amortization	8,303	6,669	—	14,972
Selling, general and administrative expenses	6,392	3,614	—	10,006

	124,510	91,551	—	216,061

Operating income (loss)	(4,773)	11,987	—	7,214

Other income (expense)
Interest expense	(6,010)	(9,473)	1,399	(14,084)
Gain (loss) on derivative instruments	353	(1,236)	—	(883)
Other income (expense)	1,665	251	(1,399)	517

Total other income (expense)	(3,992)	(10,458)	—	(14,450)

Income (loss) before income taxes	(8,765)	1,529	—	(7,236)
Income tax provision	(1,192)	(718)	—	(1,910)

Net income (loss)	(9,957)	811	—	(9,146)
Less: net income attributable to noncontrolling interest	—	(566)	—	(566)

Net income (loss) attributable to common shareholders	€(9,957)	€245	€—	€(9,712)

	Three Months Ended September 30, 2011
	Restricted Group	Unrestricted Subsidiaries	Eliminations	Consolidated Group
Revenues
Pulp	€111,634	€78,792	€—	€190,426
Energy and chemicals	6,121	10,518	—	16,639

	117,755	89,310	—	207,065
Operating costs	85,962	63,210	—	149,172
Operating depreciation and amortization	7,364	6,468	—	13,832
Selling, general and administrative expenses	6,080	2,674	—	8,754

	99,406	72,352	—	171,758

Operating income	18,349	16,958	—	35,307

Other income (expense)
Interest expense	(5,496)	(9,869)	1,248	(14,117)
Gain (loss) on derivative instruments	—	(10,484)	—	(10,484)
Foreign exchange loss on debt	(181)	—	—	(181)
Other income (expense)	1,265	184	(1,248)	201

Total other income (expense)	(4,412)	(20,169)	—	(24,581)

Income (loss) before income taxes	13,937	(3,211)	—	10,726
Income tax provision	(2,566)	(558)	—	(3,124)

Net income (loss)	11,371	(3,769)	—	7,602
Less: net loss attributable to noncontrolling interest	—	838	—	838

Net income (loss) attributable to common shareholders	€11,371	€(2,931)	€—	€8,440

FORM 10-Q

QUARTERLY REPORT - PAGE 23

MERCER INTERNATIONAL INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of Euros, except per share data)

Note 11. Restricted Group Supplemental Disclosure (continued)

Combined Condensed Statements of Operations

	Nine Months Ended September 30, 2012
	Restricted Group	Unrestricted Subsidiaries	Eliminations	Consolidated Group
Revenues
Pulp	€326,411	€264,186	€—	€590,597
Energy and chemicals	21,411	33,687	—	55,098

	347,822	297,873	—	645,695
Operating costs	302,913	228,557	—	531,470
Operating depreciation and amortization	23,750	20,034	—	43,784
Selling, general and administrative expenses	18,319	10,369	—	28,688

	344,982	258,960	—	603,942

Operating income	2,840	38,913	—	41,753

Other income (expense)
Interest expense	(17,754)	(28,449)	4,123	(42,080)
Gain (loss) on derivative instruments	1,972	(636)	—	1,336
Other income (expense)	3,405	457	(4,123)	(261)

Total other income (expense)	(12,377)	(28,628)	—	(41,005)

Income (loss) before income taxes	(9,537)	10,285	—	748
Income tax provision	(3,305)	(1,602)	—	(4,907)

Net income (loss)	(12,842)	8,683	—	(4,159)
Less: net income attributable to noncontrolling interest	—	(2,865)	—	(2,865)

Net income (loss) attributable to common shareholders	€(12,842)	€5,818	€—	€(7,024)

	Nine Months Ended September 30, 2011
	Restricted Group	Unrestricted Subsidiaries	Eliminations	Consolidated Group
Revenues
Pulp	€352,098	€266,060	€—	€618,158
Energy and chemicals	17,668	32,064	—	49,732

	369,766	298,124	—	667,890
Operating costs	272,162	218,375	—	490,537
Operating depreciation and amortization	22,379	19,398	—	41,777
Selling, general and administrative expenses	17,572	9,842	—	27,414

	312,113	247,615	—	559,728

Operating income	57,653	50,509	—	108,162

Other income (expense)
Interest expense	(19,202)	(29,404)	3,700	(44,906)
Gain (loss) on derivative instruments	—	(580)	—	(580)
Foreign exchange gain on debt	1,272	—	—	1,272
Other income (expense)	3,849	515	(3,700)	664

Total other income (expense)	(14,081)	(29,469)	—	(43,550)

Income (loss) before income taxes	43,572	21,040	—	64,612
Income tax provision	(5,941)	(1,620)	—	(7,561)

Net income (loss)	37,631	19,420	—	57,051
Less: net income attributable to noncontrolling interest	—	(5,175)	—	(5,175)

Net income (loss) attributable to common shareholders	€37,631	€14,245	€—	€51,876

FORM 10-Q

QUARTERLY REPORT - PAGE 24

MERCER INTERNATIONAL INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of Euros, except per share data)

Note 11. Restricted Group Supplemental Disclosure (continued)

Combined Condensed Statements of Cash Flows

	Three months ended September 30, 2012
	Restricted Group	Unrestricted Subsidiaries	Consolidated Group
Cash flows from (used in) operating activities
Net income (loss) attributable to common shareholders	€(9,957)	€245	€(9,712)
Adjustments to reconcile net income (loss) attributable to common shareholders to cash flows from operating activities
Loss (gain) on derivative instruments	(353)	1,236	883
Depreciation and amortization	8,385	6,669	15,054
Noncontrolling interest	—	566	566
Deferred income taxes	1,040	—	1,040
Stock compensation expense	891	—	891
Pension and other post-retirement expense, net of funding	(73)	—	(73)
Other	543	869	1,412
Changes in current assets and liabilities
Receivables	(6,130)	(7,992)	(14,122)
Inventories	1,693	4,141	5,834
Accounts payable and accrued expenses	9,800	(108)	9,692
Other(1)	(4,225)	1,986	(2,239)

Net cash from (used in) operating activities	1,614	7,612	9,226

Cash flows from (used in) investing activities
Purchase of property, plant and equipment	(6,380)	(2,772)	(9,152)
Proceeds on sale of property, plant and equipment	37	11	48
Proceeds on maturity of marketable securities	10,213	—	10,213

Net cash from (used in) investing activities	3,870	(2,761)	1,109

Cash flows from (used in) financing activities
Repayment of notes payable and debt	(544)	(15,000)	(15,544)
Repayment of capital lease obligations	(234)	(274)	(508)
Proceeds from government grants	—	778	778

Net cash from (used in) financing activities	(778)	(14,496)	(15,274)

Effect of exchange rate changes on cash and cash equivalents	221	—	221

Net increase (decrease) in cash and cash equivalents	4,927	(9,645)	(4,718)
Cash and cash equivalents, beginning of period	50,096	80,791	130,887

Cash and cash equivalents, end of period	€55,023	€71,146	€126,169

(1)	Includes intercompany working capital related transactions.

FORM 10-Q

QUARTERLY REPORT - PAGE 25

MERCER INTERNATIONAL INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of Euros, except per share data)

Note 11. Restricted Group Supplemental Disclosure (continued)

Combined Condensed Statements of Cash Flows

	Three months ended September 30, 2011
	Restricted Group	Unrestricted Subsidiaries	Consolidated Group
Cash flows from (used in) operating activities
Net income (loss) attributable to common shareholders	€11,371	€(2,931)	€8,440
Adjustments to reconcile net income (loss) attributable to common shareholders to cash flows from operating activities
Loss (gain) on derivative instruments	—	10,484	10,484
Foreign exchange loss on debt	181	—	181
Depreciation and amortization	7,425	6,468	13,893
Noncontrolling interest	—	(838)	(838)
Deferred income taxes	1,567	—	1,567
Stock compensation expense	305	—	305
Pension and other post-retirement expense, net of funding	(95)	—	(95)
Other	110	150	260
Changes in current assets and liabilities
Receivables	(12,224)	2,772	(9,452)
Inventories	(14,899)	(8,877)	(23,776)
Accounts payable and accrued expenses	(1,704)	2,022	318
Other(1)	(4,020)	3,268	(752)

Net cash from (used in) operating activities	(11,983)	12,518	535

Cash flows from (used in) investing activities
Purchase of property, plant and equipment	(7,859)	(2,438)	(10,297)
Proceeds on sale of property, plant and equipment	76	1,488	1,564
Purchase of marketable securities	(4,018)	—	(4,018)
Note receivable	2,064	—	2,064

Net cash from (used in) investing activities	(9,737)	(950)	(10,687)

Cash flows from (used in) financing activities
Repayment of notes payable and debt	(3,576)	(8,584)	(12,160)
Repayment of capital lease obligations	(270)	(506)	(776)
Proceeds from government grants	4,470	—	4,470
Purchase of treasury shares	(7,477)	—	(7,477)

Net cash from (used in) financing activities	(6,853)	(9,090)	(15,943)

Effect of exchange rate changes on cash and cash equivalents	2,058	—	2,058

Net increase (decrease) in cash and cash equivalents	(26,515)	2,478	(24,037)
Cash and cash equivalents, beginning of period	86,941	64,854	151,795

Cash and cash equivalents, end of period	€60,426	€67,332	€127,758

(1)	Includes intercompany working capital related transactions.

FORM 10-Q

QUARTERLY REPORT - PAGE 26

MERCER INTERNATIONAL INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of Euros, except per share data)

Note 11. Restricted Group Supplemental Disclosure (continued)

Combined Condensed Statements of Cash Flows

	Nine months ended September 30, 2012
	Restricted Group	Unrestricted Subsidiaries	Consolidated Group
Cash flows from (used in) operating activities
Net income (loss) attributable to common shareholders	€(12,842)	€5,818	€(7,024)
Adjustments to reconcile net income (loss) attributable to common shareholders to cash flows from operating activities
Loss (gain) on derivative instruments	(1,972)	636	(1,336)
Depreciation and amortization	23,958	20,034	43,992
Noncontrolling interest	—	2,865	2,865
Deferred income taxes	2,956	(5,256)	(2,300)
Stock compensation expense	1,753	—	1,753
Pension and other post-retirement expense, net of funding	(128)	—	(128)
Other	66	2,212	2,278
Changes in current assets and liabilities
Receivables	(407)	1,308	901
Inventories	3,946	5,330	9,276
Accounts payable and accrued expenses	12,180	966	13,146
Other(1)	(12,213)	11,312	(901)

Net cash from (used in) operating activities	17,297	45,225	62,522

Cash flows from (used in) investing activities
Purchase of property, plant and equipment	(19,413)	(8,042)	(27,455)
Proceeds on sale of property, plant and equipment	274	113	387
Proceeds on maturity of marketable securities	12,221	—	12,221

Net cash from (used in) investing activities	(6,918)	(7,929)	(14,847)

Cash flows from (used in) financing activities
Repayment of notes payable and debt	(2,671)	(24,583)	(27,254)
Repayment of capital lease obligations	(600)	(967)	(1,567)
Payment of note issuance costs	—	(1,621)	(1,621)
Proceeds from government grants	2,322	778	3,100

Net cash from (used in) financing activities	(949)	(26,393)	(27,342)

Effect of exchange rate changes on cash and cash equivalents	764	—	764

Net increase (decrease) in cash and cash equivalents	10,194	10,903	21,097
Cash and cash equivalents, beginning of period	44,829	60,243	105,072

Cash and cash equivalents, end of period	€55,023	€71,146	€126,169

(1)	Includes intercompany working capital related transactions.

FORM 10-Q

QUARTERLY REPORT - PAGE 27

MERCER INTERNATIONAL INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of Euros, except per share data)

Note 11. Restricted Group Supplemental Disclosure (continued)

Combined Condensed Statements of Cash Flows

	Nine months ended September 30, 2011
	Restricted Group	Unrestricted Subsidiaries	Consolidated Group
Cash flows from (used in) operating activities
Net income (loss) attributable to common shareholders	€37,631	€14,245	€51,876
Adjustments to reconcile net income (loss) attributable to common shareholders to cash flows from operating activities
Loss (gain) on derivative instruments	—	580	580
Foreign exchange gain on debt	(1,272)	—	(1,272)
Depreciation and amortization	22,562	19,398	41,960
Noncontrolling interest	—	5,175	5,175
Deferred income taxes	3,707	—	3,707
Stock compensation expense	2,844	—	2,844
Pension and other post-retirement expense, net of funding	(102)	—	(102)
Other	1,234	1,388	2,622
Changes in current assets and liabilities
Receivables	2,007	1,241	3,248
Inventories	(12,534)	(15,328)	(27,862)
Accounts payable and accrued expenses	11,979	12,894	24,873
Other(1)	(7,889)	7,981	92

Net cash from (used in) operating activities	60,167	47,574	107,741

Cash flows from (used in) investing activities
Purchase of property, plant and equipment	(19,860)	(6,262)	(26,122)
Proceeds on sale of property, plant and equipment	95	1,849	1,944
Purchase of marketable securities	(4,018)	—	(4,018)
Note receivable	2,835	—	2,835

Net cash from (used in) investing activities	(20,948)	(4,413)	(25,361)

Cash flows from (used in) financing activities
Repayment of notes payable and debt	(19,344)	(23,167)	(42,511)
Repayment of capital lease obligations	(1,131)	(1,138)	(2,269)
Repayment of credit facilities, net	(14,652)	—	(14,652)
Proceeds from government grants	13,311	108	13,419
Purchase of treasury shares	(7,477)	—	(7,477)

Net cash from (used in) financing activities	(29,293)	(24,197)	(53,490)

Effect of exchange rate changes on cash and cash equivalents	(154)	—	(154)

Net increase (decrease) in cash and cash equivalents	9,772	18,964	28,736
Cash and cash equivalents, beginning of period	50,654	48,368	99,022

Cash and cash equivalents, end of period	€60,426	€67,332	€127,758

(1)	Includes intercompany working capital related transactions.

FORM 10-Q

QUARTERLY REPORT - PAGE 28

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this document: (i) unless the context otherwise requires, references to “we”, “our”, “us”, the “Company” or “Mercer” mean Mercer International Inc. and its subsidiaries; (ii) references to “Mercer Inc.” mean the Company excluding its subsidiaries; (iii) information is provided as of September 30, 2012, unless otherwise stated; (iv) all references to monetary amounts are to “Euros”, the lawful currency adopted by most members of the European Union, unless otherwise stated; (v) “€” refers to Euros, “$” refers to U.S. dollars and “C$” refers to Canadian dollars; (vi) “ADMTs” refers to air-dried metric tonnes; (vii) “MW” refers to megawatts; and (viii) “MWh” refers to megawatt hours.

Results of Operations

General

We operate three northern bleached softwood kraft (“NBSK”) pulp mills through our wholly owned subsidiaries, Rosenthal and Celgar, and our 74.9% owned subsidiary, Stendal, which have a consolidated annual production capacity of approximately 1.5 million ADMTs.

The following discussion and analysis of our results of operations and financial condition for the three and nine months ended September 30, 2012 should be read in conjunction with our interim consolidated financial statements and related notes included in this quarterly report, as well as our most recent annual report on Form 10-K for the fiscal year ended December 31, 2011 filed with the Securities and Exchange Commission (the “SEC”).

Current Market Environment

During the three months ended September 30, 2012, NBSK pulp prices decreased due to global economic uncertainty and the traditionally low pulp demand of the summer period. We believe that the market is bottoming and we currently anticipate that NBSK pulp prices will begin to gradually increase in the medium term as a result of improving demand and the relatively low level of NBSK inventories globally.

FORM 10-Q

QUARTERLY REPORT - PAGE 29

Third Quarter Operational Snapshot

Selected production, sales and exchange rate data for the three and nine months ended September 30, 2012 and 2011 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Pulp production (‘000 ADMTs)	373.4	362.3	1,118.8	1,088.8
Scheduled production downtime (‘000 ADMTs)	10.2	8.3	32.8	24.5
Pulp sales (‘000 ADMTs)	404.3	321.3	1,138.3	1,027.9
Pulp revenues (in millions)	€205.1	€190.4	€590.6	€618.2
Average NBSK pulp list prices in Europe ($/ADMT)(1)	$777	$980	$817	$986
Average NBSK pulp list prices in Europe (€/ADMT)	€620	€694	€637	€701
Average pulp sales realizations (€/ADMT)(2)	€501	€584	€512	€592

Energy production (‘000 MWh)	436.5	402.5	1,298.2	1,230.9
Energy sales (‘000 MWh)	181.3	149.3	546.4	483.1
Energy revenue (in millions)	€15.2	€14.4	€46.2	€42.0
Average energy sales realizations (€/MWh)	€84	€96	€85	€87
Chemical sales revenue (in millions)	€2.9	€2.3	€8.9	€7.8
Total energy and chemical sales revenue (in millions)	€18.2	€16.6	€55.1	€49.7

Average spot currency exchange rates
€ / $(3)	0.7999	0.7084	0.7807	0.7110
C$ / $(3)	0.9954	0.9803	1.0022	0.9778
C$ / €(4)	1.2452	1.3835	1.2847	1.3752

(1)	Source: RISI pricing report.
(2)	Sales realizations after discounts. Incorporates the effect of pulp price variations occurring between the order and shipment dates.
(3)	Average Federal Reserve Bank of New York noon spot rate over the reporting period.
(4)	Average Bank of Canada noon spot rates over the reporting period.

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

Total revenues for the three months ended September 30, 2012 increased to €223.3 million ($279.6 million) from €207.1 million ($292.4 million) in the same period in 2011, due to higher pulp and energy sales volumes and a stronger U.S. dollar relative to the Euro, partially offset by lower average pulp realizations.

Pulp revenues for the three months ended September 30, 2012 increased to €205.1 million from €190.4 million in the comparative quarter of 2011, primarily due to record pulp sales volumes and a stronger U.S. dollar relative to the Euro, partially offset by lower average pulp realizations. The U.S. dollar was approximately 13% stronger versus the Euro in the current quarter compared to the same quarter of last year.

Energy and chemical revenues increased by approximately 10% to €18.2 million in the third quarter from €16.6 million in the same quarter last year, primarily as a result of strong production at all of our mills. Energy and chemical revenues in the quarter included €15.2 million from the sale of electricity and €2.9 million of revenue from the sale of a biochemical called tall oil. Tall oil had previously been classified as an offset to operating costs and has been included with revenues as we currently expect proceeds from the sale of tall oil to remain stable in future periods.

FORM 10-Q

QUARTERLY REPORT - PAGE 30

List prices for NBSK pulp in Europe were approximately €620 ($777) per ADMT in the current quarter, compared to €694 ($980) per ADMT in the same quarter last year. In the third quarter of 2012, average pulp sales realizations decreased by 14% to €501 ($627) per ADMT from €584 ($824) per ADMT in the same quarter last year, primarily due to lower pulp prices, partially offset by a stronger U.S. dollar relative to the Euro.

Pulp production increased to 373,369 ADMTs in the current quarter from 362,330 ADMTs in the same quarter of 2011, due to increased production at our Rosenthal and Stendal mills. We took seven days (approximately 10,200 ADMTs) of scheduled maintenance downtime at our Celgar mill in the third quarter of 2012.

Pulp sales volumes increased by approximately 26% and 16% to a record 404,301 ADMTs in the current quarter from 321,338 ADMTs and 349,177 ADMTs in the comparative and prior quarters, respectively, primarily as a result of increased sales to China. During the current quarter, our Celgar and Stendal mills ramped up sales volumes to realize upon increased demand from China in the latter part of the quarter and re-balanced their inventory levels.

Costs and expenses in the third quarter of 2012 increased by 26% to €216.1 million from €171.8 million in the comparative period of 2011, primarily due to a 26% increase in sales volumes.

In the third quarter of 2012, operating depreciation and amortization increased to €15.0 million from €13.8 million in the same quarter last year. Selling, general and administrative expenses were €10.0 million in the third quarter of 2012, compared to €8.8 million in the third quarter of 2011, primarily as a result of higher stock compensation and selling costs.

Transportation costs increased to €21.1 million in the third quarter of 2012 from €15.3 million in the third quarter of 2011, primarily due to higher sales volumes, including significantly higher sales to China.

On average, our per unit fiber costs in the current quarter decreased by approximately 9% from the same period in 2011, due to lower fiber costs in Germany caused by reduced demand for fiber by other residual fiber users. Fiber costs at our Celgar mill were slightly higher, primarily due to increased demand for fiber. As we move into the fourth quarter, we currently expect fiber prices for our German mills to increase slightly as a result of seasonal demand and to decline slightly at our Celgar mill due to increased regional sawmill activity.

For the third quarter of 2012, operating income decreased to €7.2 million from €35.3 million in the comparative quarter of 2011, primarily due to lower average pulp realizations, partially offset by a stronger U.S. dollar relative to the Euro and lower fiber costs.

Interest expense in the third quarter of 2012 and 2011 was unchanged at €14.1 million.

We recorded a derivative loss of €0.9 million, which includes an approximately €0.3 million gain related to a fixed price pulp swap contract entered into in the second quarter of 2012 and an unrealized loss of €1.2 million on the mark to market adjustment of our Stendal mill’s interest rate derivative, compared to an unrealized derivative loss of €10.5 million in the same quarter of last year. We did not incur any foreign exchange gain or loss on our foreign currency denominated debt in the third quarter of 2012, compared to a loss of €0.2 million in the same period of 2011.

FORM 10-Q

QUARTERLY REPORT - PAGE 31

During the current quarter, we recorded an income tax expense of €1.9 million, compared to an expense of €3.1 million in the same quarter of 2011, due to decreased taxable income.

In the third quarter of 2012, the noncontrolling shareholder’s interest in the Stendal mill’s income was €0.6 million, compared to a loss of €0.8 million in the same quarter last year.

We reported a net loss attributable to common shareholders of €9.7 million, or €0.17 per basic and diluted share, for the third quarter of 2012, which included a total non-cash unrealized loss of €1.3 million on the fixed price pulp swaps and Stendal interest rate derivative and a non-cash charge for stock compensation of €0.9 million. In the third quarter of 2011, net income attributable to common shareholders was €8.4 million, or €0.15 per basic and diluted share, which included a non-cash unrealized loss of €10.7 million, or €0.19 per basic share, on the Stendal interest rate derivative and foreign exchange losses on certain of our foreign currency denominated debt and a non-cash charge for stock compensation of €0.3 million.

Operating EBITDA in the third quarter of 2012 was €22.3 million, compared to €49.2 million in the third quarter of 2011. Operating EBITDA is defined as operating income (loss) plus depreciation and amortization and non-recurring capital asset impairment charges. Management uses Operating EBITDA as a benchmark measurement of its own operating results, and as a benchmark relative to its competitors. Management considers it to be a meaningful supplement to operating income (loss) as a performance measure primarily because depreciation expense and non-recurring capital asset impairment charges are not an actual cash cost, and depreciation expense varies widely from company to company in a manner that management considers largely independent of the underlying cost efficiency of their operating facilities. In addition, we believe Operating EBITDA is commonly used by securities analysts, investors and other interested parties to evaluate our financial performance.

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

FORM 10-Q

QUARTERLY REPORT - PAGE 32

The following table provides a reconciliation of net income (loss) attributable to common shareholders to operating income and Operating EBITDA for the periods indicated:

	Three Months Ended September 30,
	2012	2011
	(in thousands)
Net income (loss) attributable to common shareholders	€(9,712)	€8,440
Net income (loss) attributable to noncontrolling interest	566	(838)
Income tax provision	1,910	3,124
Interest expense	14,084	14,117
Loss (gain) on derivative instruments	883	10,484
Foreign exchange loss on debt	—	181
Other expense (income)	(517)	(201)

Operating income	7,214	35,307
Add: Depreciation and amortization	15,054	13,893

Operating EBITDA	€22,268	€49,200

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

Total revenues for the nine months ended September 30, 2012 decreased to €645.7 million ($827.9 million) from €667.9 million ($939.5 million) in the same period of 2011, primarily due to lower average pulp prices, partially offset by higher pulp and energy sales volumes and a stronger U.S. dollar relative to the Euro.

Pulp revenues for the nine months ended September 30, 2012 decreased to €590.6 million from €618.2 million in the comparative period of 2011, primarily due to lower pulp prices, partially offset by higher sales volumes and a stronger U.S. dollar compared to the Euro. The U.S. dollar was approximately 10% stronger versus the Euro in the nine months ended September 30, 2012 compared to the same period of 2011.

Energy and chemical revenues increased by approximately 11% to €55.1 million in the nine months ended September 30, 2012 from €49.7 million in the same period last year, primarily as a result of strong production at all of our mills. Energy and chemical revenues in the period include €46.2 million in revenues from the sale of electricity at our mills and €8.9 million from the sale of tall oil at our Stendal mill.

List prices for NBSK pulp in Europe were approximately €637 ($817) per ADMT in the nine months ended September 30, 2012, compared to €701 ($986) per ADMT in the same period of 2011. In the nine months ended September 30, 2012, average pulp sales realizations decreased by 14% to €512 ($656) per ADMT from €592 ($833) per ADMT in the same period last year, primarily due to lower pulp prices, partially offset by a stronger U.S. dollar relative to the Euro.

FORM 10-Q

QUARTERLY REPORT - PAGE 33

Pulp production increased to 1,118,758 ADMTs in the nine months ended September 30, 2012 from 1,088,801 ADMTs in the same period of 2011, due to increased pulp production at our Celgar and Stendal mills.

Pulp sales volumes increased by approximately 11% to 1,138,304 ADMTs in the nine months ended September 30, 2012 from 1,027,918 ADMTs in the comparative period of 2011, primarily as a result of a significant increase in sales to China. During the third quarter of 2012, our Celgar and Stendal mills ramped up sales volumes to take advantage of increased demand from China in the latter part of the third quarter and re-balanced their inventory levels.

Costs and expenses in the nine months ended September 30, 2012 increased by approximately 8% to €603.9 million from €559.7 million in the same period of 2011, primarily due to an 11% increase in sales volumes, partially offset by lower fiber costs.

In the nine months ended September 30, 2012, operating depreciation and amortization increased to €43.8 million from €41.8 million in the same period last year. Selling, general and administrative expenses were €28.7 million in the nine months ended September 30, 2012, compared to €27.4 million in the same period of 2011.

Transportation costs increased to €56.5 million in the nine months ended September 30, 2012 from €47.5 million in the same period of 2011, primarily due to increased shipments to China and higher container costs.

On average, our per unit fiber costs in the nine months ended September 30, 2012 decreased by approximately 6% from the same period in 2011, primarily due to lower fiber costs in Germany caused by decreased demand from other residual fiber users. Fiber costs at our Celgar mill were higher, primarily due to increased demand for fiber. As we move into the fourth quarter, we currently expect fiber prices for our German mills to increase slightly as a result of seasonal demand and to decline slightly at our Celgar mill due to increased regional sawmill activity.

For the nine months ended September 30, 2012, operating income decreased to €41.8 million from €108.2 million in the same period of 2011, primarily due to lower pulp prices, partially offset by a stronger U.S. dollar relative to the Euro and lower fiber costs.

Interest expense in the nine months ended September 30, 2012 decreased to €42.1 million from €44.9 million in the comparative period of 2011, primarily due to reduced debt levels associated with the Stendal mill and the conversion of our remaining convertible notes in 2011.

We recorded a derivative gain of €1.3 million which included an approximately €1.9 million gain related to a fixed price pulp swap contract entered into in the second quarter of 2012, partially offset by an unrealized loss of €0.6 million on the mark to market adjustment of our Stendal mill’s interest rate derivative during the nine months ended September 30, 2012, compared to an unrealized derivative loss of €0.6 million in the same period of 2011. We did not incur a foreign exchange gain or loss on our foreign currency denominated debt in the nine months ended September 30, 2012, compared to a gain of €1.3 million in the same period of 2011.

Our current tax expense increased to €7.2 million, compared to €3.9 million in the same period of 2011, primarily relating to changes in uncertain positions as a result of certain ongoing tax audits during the current period. Accordingly, we also reversed certain valuation allowances during the nine months ended September 30, 2012, resulting in a deferred tax recovery of €2.3 million, compared to a deferred tax provision of €3.7 million for the comparative period of 2011.

FORM 10-Q

QUARTERLY REPORT - PAGE 34

In the nine months ended September 30, 2012, the noncontrolling shareholder’s interest in the Stendal mill’s income was €2.9 million, compared to €5.2 million in the same period last year.

We reported net loss attributable to common shareholders of €7.0 million, or €0.13 per basic and diluted share, for the nine months ended September 30, 2012, which included a total non-cash unrealized gain of €0.8 million on the fixed price pulp swaps and Stendal interest rate derivative, more than offset by a non-cash charge for stock compensation of €1.8 million. In the nine months ended September 30, 2011, net income attributable to common shareholders was €51.9 million, or €1.07 per basic and €0.92 per diluted share, which included a non-cash unrealized loss of €0.6 million on the Stendal interest rate derivative, a €1.3 million non-cash foreign exchange gain on certain of our foreign currency denominated debt and a non-cash charge for stock compensation of €2.8 million.

Operating EBITDA in the nine months ended September 30, 2012 was €85.7 million, compared to €150.1 million in the same period of 2011. Operating EBITDA is defined as operating income (loss) plus depreciation and amortization and non-recurring capital asset impairment charges. Operating EBITDA has significant limitations as an analytical tool, and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. See the discussion of our results for the three months ended September 30, 2012 for additional information relating to such limitations of Operating EBITDA.

The following table provides a reconciliation of net income (loss) attributable to common shareholders to operating income and Operating EBITDA for the periods indicated:

	Nine Months Ended September 30,
	2012	2011
	(in thousands)
Net income (loss) attributable to common shareholders	€(7,024)	€51,876
Net income attributable to noncontrolling interest	2,865	5,175
Income tax provision	4,907	7,561
Interest expense	42,080	44,906
Loss (gain) on derivative instruments	(1,336)	580
Foreign exchange gain on debt	—	(1,272)
Other expense (income)	261	(664)

Operating income	41,753	108,162
Add: Depreciation and amortization	43,992	41,960

Operating EBITDA	€85,745	€150,122

FORM 10-Q

QUARTERLY REPORT - PAGE 35

Liquidity and Capital Resources

The following table is a summary of selected financial information at the dates indicated:

	As at September 30,	As at December 31,
	2012	2011
	(in thousands)
Financial Position
Cash and cash equivalents	€126,169	€105,072
Marketable securities	190	12,372	(1)
Working capital	220,480	247,159
Property, plant and equipment	815,661	820,974
Total assets	1,220,739	1,217,250
Long-term liabilities	775,041	807,641
Total equity	288,784	283,542

(1)	Principally comprised of German federal government bonds with a maturity of less than one year.

As at September 30, 2012, our cash and cash equivalents and short-term German federal government bonds increased to €126.2 million from €117.3 million and working capital had decreased to €220.5 million from €247.2 million compared to the end of 2011.

Sources and Uses of Funds

Our principal sources of funds are cash flows from operations, cash on hand and the revolving working capital loan facilities for our Celgar and Rosenthal mills. Our principal uses of funds consist of operating expenditures, payments of principal and interest on the project loan facilities relating to our development of the Stendal mill (“Stendal Loan Facility”) and for its Project Blue Mill, capital expenditures and interest payments on our outstanding 9.5% Senior Notes (the “Senior Notes”).

In October 2012, we extended our €25.0 million Rosenthal revolving working capital facility to October 31, 2016.

Debt Covenants

Our long-term obligations contain various financial tests and covenants customary to these types of arrangements.

Our Stendal mill has established the Stendal Loan Facility and a project loan facility for Project Blue Mill (collectively the “Facilities”) which require Stendal to maintain a similar leverage ratio of total debt thereunder to EBITDA (the “Stendal Ratio”). An aggregate of 80% of the principal amount of the tranches under the Facilities are severally guaranteed by German federal and state governments, and the Facilities are without recourse to the “Restricted Group” which is comprised of Mercer Inc., the Rosenthal and Celgar mills, and certain holding subsidiaries. Because of volatility in foreign exchange rates and pulp prices we can give no assurance that the Stendal mill will be in compliance with the Stendal Ratio as of December 31, 2012. We have entered into discussions with the Stendal mill’s lenders and currently expect to receive, if required, a satisfactory amendment or waiver. Additionally, we have the right to cure any breach of the Stendal Ratio by providing additional equity to Stendal. In the event that the Stendal mill is not in compliance with the Stendal Ratio, we are not able to acquire a satisfactory amendment or waiver of such covenant, and we do not undertake to cure the breach by providing additional equity to Stendal, the Stendal mill would be in default under the Facilities and the Stendal mill’s lenders would be entitled to pursue their remedies thereunder. This would have a material adverse effect on the Stendal mill, our business and our consolidated results of operations.

FORM 10-Q

QUARTERLY REPORT - PAGE 36

As at September 30, 2012, we were in compliance with all of the covenants of our indebtedness.

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

Cash provided by operating activities decreased to €62.5 million in the nine months ended September 30, 2012 from €107.7 million in the comparative period of 2011, primarily due to our weaker operating results. An increase in accounts payable and accrued expenses provided cash of €13.1 million, compared to €24.9 million in the same period of 2011. A decrease in inventories provided cash of €9.3 million in the nine months ended September 30, 2012, compared to an increase in inventories using cash of €27.9 million in the same period of 2011. A decrease in receivables provided cash of €0.9 million in the nine months ended September 30, 2012, compared to €3.2 million in the same period of 2011.

Cash Flows from Investing Activities. Investing activities in the nine months ended September 30, 2012 used cash of €14.8 million, compared to using cash of €25.4 million in the same period of 2011. Capital expenditures in the nine months ended September 30, 2012 used cash of €27.5 million, compared to €26.1 million in the same period of 2011. Capital expenditures in the nine months ended September 30, 2012 primarily related to the recovery boiler upgrade project at our Rosenthal mill and Project Blue Mill at our Stendal mill. Proceeds on maturity of marketable securities provided cash of €12.2 million, compared to purchases of marketable securities using cash of €4.0 million in the same period of 2011.

Cash Flows from Financing Activities. In the nine months ended September 30, 2012, financing activities used cash of €27.3 million, primarily for scheduled Stendal loan facility principal repayments. In the comparative period of 2011, financing activities used cash of €53.5 million, primarily as a result of cash of €15.2 million used to redeem our 9.25% Senior Notes due 2013, €23.2 million used to repay the principal amount under the Stendal loan facility and €14.7 million used to repay borrowings under the revolving facility at our Celgar mill.

Capital Commitments and Future Liquidity

As at September 30, 2012, we had approximately €17.1 million of capital commitments related to our €40.0 million Project Blue Mill at the Stendal mill and deposited €7.1 million in a separate investment account to manage Project Blue Mill’s costs and funding. Project Blue Mill has also received an investment decree, determining that it qualifies for up to €12.0 million in governmental grants, comprised of €9.2 million of investment incentives and €2.8 million of tax grants. The actual receipt of such grants is subject to the Stendal mill satisfying all governmental rules including verification. The investment decree is a condition of our accessing the Project Blue Mill loan facility. The Stendal mill, based on expenditures to date, has currently applied for €1.2 million in grants and is awaiting approval and receipt.

FORM 10-Q

QUARTERLY REPORT - PAGE 37

Based upon the current level of operations and our current expectations for future periods in light of the current economic environment, and in particular, current and expected pulp pricing and foreign exchange rates, we believe that cash flow from operations and available cash, together with available borrowings will be adequate to meet our liquidity needs in the next 12 months.

Other than commitments relating to Project Blue Mill, we currently have no material commitments to acquire assets or operating businesses. We anticipate that there may be acquisitions or commitments to capital projects in the future. To achieve the long-term goals of expanding our assets and earnings, additional capital resources may be required. Depending on the size of a transaction or project, the capital resources that will be required can be substantial. The necessary resources will be generated from cash flow from operations, cash on hand, borrowing against our assets or the issuance of securities.

Contractual Obligations and Commitments

There were no material changes outside the ordinary course to any of our material contractual obligations during the nine months ended September 30, 2012.

The collective agreement with our hourly workers at our Celgar mill expired on April 30, 2012. Initial collective agreement discussions with the union are currently underway. The Union has received a strike vote from the hourly workers and can effect a strike at the mill upon 72 hours’ notice. We continue to work toward a satisfactory new agreement with the Celgar work forces. However, currently we can provide no assurance that we can achieve such an agreement without a work stoppage or other disruption. A significant work stoppage or disruption at the Celgar mill could have a material adverse effect on our consolidated results of operations.

Foreign Currency

Our reporting currency is the Euro as the majority of our business transactions are denominated in Euros. However, we hold certain assets and liabilities in U.S. dollars and Canadian dollars. Accordingly, our consolidated financial results are subject to foreign currency exchange rate fluctuations.

We translate foreign denominated assets and liabilities into Euros at the rate of exchange on the balance sheet date. Equity accounts are translated using historical exchange rates. Unrealized gains or losses from these translations are recorded in our Consolidated Statement of Comprehensive Income (Loss) and impact shareholders’ equity on the Consolidated Balance Sheet but do not affect our net income.

In the nine months ended September 30, 2012, accumulated other comprehensive income increased by €7.8 million to €29.1 million, primarily due to the foreign currency translation adjustment.

Based upon the exchange rate at September 30, 2012, the U.S. dollar has strengthened by approximately 5% in value against the Euro since September 30, 2011. See “Quantitative and Qualitative Disclosures about Market Risk”.

FORM 10-Q

QUARTERLY REPORT - PAGE 38

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

Restricted Group Results — Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

Total revenues for the Restricted Group increased to €119.7 million ($149.9 million) in the third quarter of 2012, compared to €117.8 million ($166.3 million) in the third quarter of 2011, primarily due to higher pulp and energy sales volumes and a stronger U.S. dollar relative to the Euro, partially offset by lower average pulp realizations.

Pulp revenues for the Restricted Group for the three months ended September 30, 2012 increased marginally to €112.8 million from €111.6 million in the comparative period of 2011, primarily due to higher pulp sales volumes and a stronger U.S. dollar relative to the Euro, largely offset by lower average pulp realizations. The U.S. dollar was approximately 13% stronger versus the Euro in the third quarter of 2012 compared to the third quarter of 2011. Energy revenues increased by approximately 15% in the current quarter to €7.0 million from €6.1 million in the same period last year, due to increased energy sales at our Celgar and Rosenthal mills.

List prices for NBSK pulp in Europe were approximately €620 ($777) per ADMT in the current quarter, compared to €694 ($980) per ADMT in the same quarter last year. In the third quarter of 2012, average pulp sales realizations for the Restricted Group decreased by 14% to €502 ($629) per ADMT from €587 ($829) per ADMT in the same period last year due to lower pulp prices, partially offset by a stronger U.S. dollar relative to the Euro.

Pulp production for the Restricted Group marginally decreased to 204,124 ADMTs in the third quarter of 2012 from 206,907 ADMTs in the same period of 2011, primarily due to lower production at our Celgar mill.

Pulp sales volumes of the Restricted Group increased by approximately 18% to 224,696 ADMTs in the third quarter of 2012 from 190,013 ADMTs in the comparative period of 2011, primarily due to increased sales to China. During the current quarter, our Celgar mill ramped up sales volumes to realize upon increased demand from China and re-balanced its inventory levels.

Costs and expenses for the Restricted Group in the third quarter of 2012 increased by approximately 25% to €124.5 million from €99.4 million in the comparative period of 2011, primarily due to an approximately 18% increase in sales volumes.

FORM 10-Q

QUARTERLY REPORT - PAGE 39

In the third quarter of 2012, operating depreciation and amortization for the Restricted Group was €8.3 million, compared to €7.4 million in the same quarter last year. Selling, general and administrative expenses for the Restricted Group were €6.4 million, compared to €6.1 million in the same period of 2011.

Transportation costs for the Restricted Group increased to €14.6 million in the third quarter of 2012 from €11.6 million in the same quarter last year due to increased volume of sales, including increased sales to China.

Overall, per unit fiber costs of the Restricted Group in the third quarter of 2012 decreased by approximately 4% compared to the same period in 2011, due to lower fiber costs at our Rosenthal mill resulting from reduced demand for fiber from other residual fiber users.

In the third quarter of 2012, the Restricted Group reported an operating loss of €4.8 million compared to operating income of €18.3 million in the third quarter of 2011, primarily due to lower average pulp sales realizations, partially offset by a stronger U.S. dollar relative to the Euro.

Interest expense for the Restricted Group increased to €6.0 million in the third quarter of 2012 from €5.5 million in the same quarter last year, primarily due to the foreign exchange impact on the interest expense of our U.S. dollar denominated Senior Notes.

In the third quarter of 2012, there was no foreign exchange effect on the Restricted Group’s foreign currency denominated debt, compared to a loss of €0.2 million in the third quarter of 2011. The Restricted Group also recorded a gain on derivative instruments of approximately €0.3 million related to a fixed price pulp swap contract entered into in the second quarter of 2012.

During the third quarter of 2012, the Restricted Group recorded €1.2 million of income tax expense, compared to income tax expense of €2.6 million in the same period last year.

The Restricted Group reported a net loss for the third quarter of 2012 of €10.0 million, compared to net income of €11.4 million in the same period last year.

In the third quarter of 2012, the Restricted Group reported Operating EBITDA of €3.6 million, compared to Operating EBITDA of €25.8 million in the comparative quarter of 2011. Operating EBITDA is defined as operating income (loss) plus depreciation and amortization and non-recurring capital asset impairment charges. Operating EBITDA has significant limitations as an analytical tool, and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. See the discussion of our consolidated results for the three months ended September 30, 2012 for additional information relating to such limitations of Operating EBITDA.

FORM 10-Q

QUARTERLY REPORT - PAGE 40

The following table provides a reconciliation of net income (loss) to operating income (loss) and Operating EBITDA for the Restricted Group for the periods indicated:

	Three Months Ended September 30,
	2012	2011
	(in thousands)
Restricted Group(1)
Net income (loss)	€(9,957)	€11,371
Income tax provision	1,192	2,566
Interest expense	6,010	5,496
Gain on derivative instruments	(353)	—
Foreign exchange loss on debt	—	181
Other expense (income)	(1,665)	(1,265)

Operating income (loss)	(4,773)	18,349
Add: Depreciation and amortization	8,385	7,425

Operating EBITDA	€3,612	€25,774

(1)	See Note 11 of the interim consolidated financial statements included elsewhere herein for a reconciliation to our consolidated results.

Restricted Group Results — Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

Total revenues for the Restricted Group decreased to €347.8 million ($445.9 million) in the nine months ended September 30, 2012, compared to €369.8 million ($520.2 million) in the same period of 2011 due to lower average pulp realizations, partially offset by higher energy revenues and a stronger U.S. dollar relative to the Euro.

Pulp revenues for the Restricted Group for the nine months ended September 30, 2012 decreased to €326.4 million from €352.1 million in the comparative period of 2011, primarily due to lower pulp prices, partially offset by higher sales volumes and a stronger U.S. dollar relative to the Euro. The U.S. dollar was approximately 10% stronger versus the Euro in the nine months ended September 30, 2012, compared to the same period of 2011. Energy revenues increased by approximately 21% in the nine months ended September 30, 2012 to €21.4 million from €17.7 million in the same period last year, primarily due to increased energy sales at our Celgar mill.

List prices for NBSK pulp in Europe were approximately €637 ($817) per ADMT in the nine months ended September 30, 2012, compared to €701 ($986) per ADMT in the same period last year. In the nine months ended September 30, 2012, average pulp sales realizations for the Restricted Group decreased by approximately 14% to €514 ($659) per ADMT from €596 ($838) per ADMT in the same period last year.

Pulp production for the Restricted Group increased marginally to 616,837 ADMTs in the nine months ended September 30, 2012 from 611,139 ADMTs in the same period of 2011.

Pulp sales volumes of the Restricted Group increased to 634,687 ADMTs in the nine months ended September 30, 2012 from 590,448 ADMTs in the comparative period of 2011, primarily due to increased sales to China.

Costs and expenses for the Restricted Group in the nine months ended September 30, 2012 increased to €345.0 million from €312.1 million in the comparative period of 2011, primarily due to higher sales volumes.

FORM 10-Q

QUARTERLY REPORT - PAGE 41

In the nine months ended September 30, 2012, operating depreciation and amortization for the Restricted Group was €23.8 million, compared to €22.4 million in the same period last year. Selling, general and administrative expenses for the Restricted Group increased slightly to €18.3 million from €17.6 million in the comparative period of 2011.

Transportation costs for the Restricted Group increased to €40.3 million in the nine months ended September 30, 2012 from €35.1 million in the same period last year due to increased shipments to China.

Overall, per unit fiber costs of the Restricted Group in the nine months ended September 30, 2012 were flat, compared to the same period in 2011.

In the nine months ended September 30, 2012, the Restricted Group reported operating income of €2.8 million compared to operating income of €57.7 million in the same period of 2011, primarily due to lower average pulp realizations.

Interest expense for the Restricted Group decreased to €17.8 million in the nine months ended September 30, 2012 from €19.2 million in the same period last year, primarily due to the conversion of our convertible notes in 2011.

In the nine months ended September 30, 2012, there was no foreign exchange effect on the Restricted Group’s foreign currency denominated debt, compared to a gain of €1.3 million in the nine months ended September 30, 2011.

The Restricted Group recorded a gain on derivative instruments of approximately €1.9 million related to a fixed price pulp swap contract entered into in the second quarter of 2012, compared to €nil in the same period last year.

Other income for the Restricted Group decreased to €3.4 million in the nine months ended September 30, 2012 from €3.8 million in the same period of 2011, primarily as a result of the net costs of our take-over bid for Fibrek Inc.

During the nine months ended September 30, 2012, the Restricted Group recorded €3.3 million of income tax expense, compared to income tax expense of €5.9 million in the same period last year.

The Restricted Group reported a net loss of €12.8 million for the nine months ended September 30, 2012, compared to net income of €37.6 million in the same period last year.

In the nine months ended September 30, 2012, the Restricted Group reported Operating EBITDA of €26.8 million compared to Operating EBITDA of €80.2 million in the comparative period of 2011. Operating EBITDA is defined as operating income (loss) plus depreciation and amortization and non-recurring capital asset impairment charges. Operating EBITDA has significant limitations as an analytical tool, and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. See the discussion of our consolidated results for the three months ended September 30, 2012 for additional information relating to such limitations of Operating EBITDA.

FORM 10-Q

QUARTERLY REPORT - PAGE 42

The following table provides a reconciliation of net income (loss) to operating income and Operating EBITDA for the Restricted Group for the periods indicated:

	Nine Months Ended September 30,
	2012	2011
	(in thousands)
Restricted Group(1)
Net income (loss)	€(12,842)	€37,631
Income tax provision	3,305	5,941
Interest expense	17,754	19,202
Gain on derivative instruments	(1,972)	—
Foreign exchange gain on debt	—	(1,272)
Other expense (income)	(3,405)	(3,849)

Operating income	2,840	57,653
Add: Depreciation and amortization	23,958	22,562

Operating EBITDA	€26,798	€80,215

(1)	See Note 11 of the interim consolidated financial statements included elsewhere herein for a reconciliation to our consolidated results.

Liquidity and Capital Resources of the Restricted Group

The following table is a summary of selected financial information for the Restricted Group at the dates indicated:

	As at September 30,	As at December 31,
	2012	2011
	(in thousands)
Restricted Group Financial Position(1)
Cash and cash equivalents	€55,023	€44,829
Marketable securities	190	12,372	(2)
Working capital	135,654	149,973
Property, plant and equipment	356,302	353,925
Total assets	671,448	658,844
Long-term liabilities	265,923	262,770
Total equity	340,974	344,415

(1)	See Note 11 of the interim consolidated financial statements included elsewhere herein for a reconciliation to our consolidated results.
(2)	Principally comprised of German federal government bonds with a maturity of less than one year.

At September 30, 2012, cash and cash equivalents and holdings of short-term German federal government bonds for the Restricted Group decreased to €55.0 million from €57.0 million at the end of 2011.

We currently expect the Restricted Group to meet its interest and debt service obligations and meet the working and maintenance capital requirements for its operations for the next 12 months with cash flow from operations, cash on hand and available borrowings.

In October 2012, we extended our €25.0 million Rosenthal revolving working capital facility to October 31, 2016.

FORM 10-Q

QUARTERLY REPORT - PAGE 43

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

QUARTERLY REPORT - PAGE 44

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

QUARTERLY REPORT - PAGE 45

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

Demand for pulp has historically been determined by the level of economic growth and has been closely tied to overall business activity. From 2006 to mid-2008, pulp prices in Europe steadily improved. However, in the latter half of 2008, a global economic crisis resulted in a sharp decline of European pulp prices from a high of $900 per ADMT to $635 per ADMT at the end of 2008. Pulp prices began to increase in the second half of 2009 and continued to increase to record levels through June of 2010, before declining slightly in the fourth quarter of 2010. Pulp prices again rebounded to record levels in the first half of 2011 but declined sharply in the latter part of the year, primarily due to economic uncertainty in Europe and credit tightening in China. Despite continued economic uncertainty in Europe, European pulp prices stabilized, averaging approximately $837 per ADMT in the first half of 2012, before declining to $760 per ADMT at the end of the third quarter of 2012.

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

Costs

Our production costs are influenced by the availability and cost of raw materials, energy and labor, and our plant efficiencies and productivity. Our main raw material is fiber in the form of wood chips and pulp logs. Fiber costs are primarily affected by the supply of, and demand for, lumber which is highly cyclical in nature and can vary significantly by location. The state of lumber markets affects both the amount of sawmill residuals, such as chips, produced as a by-product of lumber and the level of timber harvesting, which provides us with pulp logs. Production costs also depend on the total volume of production. Lower operating rates during periods of cyclically low demand result in higher average production costs and lower margins.

FORM 10-Q

QUARTERLY REPORT - PAGE 46

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

QUARTERLY REPORT - PAGE 47

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

During the nine months ended September 30, 2012 and 2011, we recorded an unrealized loss of €0.6 million on our outstanding interest rate derivative.

We entered into a fixed price pulp swap contract in the second quarter of 2012. The contract fixes the price of 5,000 tonnes of pulp each month between May and December 2012 at $915. We recorded a gain of approximately €1.9 million related to this swap contract in the nine months ended September 30, 2012.

We are also subject to some energy price risk, primarily for the natural gas and the electricity that our operations purchase.

FORM 10-Q

QUARTERLY REPORT - PAGE 48

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

QUARTERLY REPORT - PAGE 49

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

ITEM 2.	UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit No.	Description

10.1	Extension, Amendment and Confirmation Letter dated October 4, 2012 among Zellstoff- und Papierfabrik Rosenthal GmbH, D&Z Holding GmbH, D&Z Beteiligungs GmbH, ZPR Logistik GmbH and Mercer International Inc.

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1*	Section 906 Certification of Chief Executive Officer

32.2*	Section 906 Certification of Chief Financial Officer

*	In accordance with Release 33-8212 of the Commission, these Certifications: (i) are “furnished” to the Commission and are not “filed” for the purposes of liability under the Securities Exchange Act of 1934, as amended; and (ii) are not to be subject to automatic incorporation by reference into any of the Company’s registration statements filed under the Securities Act of 1933, as amended for the purposes of liability thereunder or any offering memorandum, unless the Company specifically incorporates them by reference therein.

FORM 10-Q

QUARTERLY REPORT - PAGE 50

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERCER INTERNATIONAL INC.

By:	/s/ David M. Gandossi
David M. Gandossi
Secretary and Chief Financial Officer

Date: November 2, 2012

FORM 10-Q

QUARTERLY REPORT - PAGE 51