Form 10-K
period 2012-12-31
MERCER INTERNATIONAL INC.
filed 2013-02-15
CIK 1333274

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐    Yes    ☒    No

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing price of the voting stock on the NASDAQ Global Market on such date, was approximately $318,707,670.

As of February 13, 2013, the registrant had 55,815,704 shares of common stock, $1.00 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information that will be contained in the definitive proxy statement for the Registrant’s annual meeting to be held in 2013 is incorporated by reference into Part III of this Form 10-K.

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

The following table sets out exchange rates, based on the noon buying rates in New York City for cable transfers in foreign currencies as certified for customs purposes by the Federal Reserve Bank of New York, referred to as the “Noon Buying Rate”, for the conversion of Euros and Canadian dollars to U.S. dollars in effect at the end of the following periods, the average exchange rates during these periods (based on daily Noon Buying Rates) and the range of high and low exchange rates for these periods:

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(€/$)
End of period	0.7584	0.7708	0.7536	0.6977	0.7184
High for period	0.7428	0.6723	0.6879	0.6623	0.6246
Low for period	0.8290	0.7736	0.8362	0.7970	0.8035
Average for period	0.7782	0.7186	0.7541	0.7176	0.6826

	(C$/$)
End of period	0.9958	1.0168	1.0009	1.0461	1.2240
High for period	0.9710	0.9448	0.9960	1.0289	0.9717
Low for period	1.0417	1.0605	1.0776	1.2995	1.2971
Average for period	0.9995	0.9887	1.0298	1.1412	1.0660

On February 8, 2013, the date of the most recent weekly publication of the Noon Buying Rate before the filing of this annual report on Form 10-K, the Noon Buying Rate for the conversion of Euros and Canadian dollars to U.S. dollars was €0.7482 per U.S. dollar and C$1.0021 per U.S. dollar.

In addition, certain financial information relating to our Celgar mill included in this annual report on Form 10-K is stated in Canadian dollars while we report our financial results in Euros. The following table sets out exchange rates, based on the noon rate provided by the Bank of Canada, referred to as the “Daily Noon Rate”, for the conversion of Canadian dollars to Euros in effect at the end of the following periods, the average exchange rates during these periods (based on Daily Noon Rates) and the range of high and low exchange rates for these periods:

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(C$/€)
End of period	1.3118	1.3193	1.3319	1.5000	1.7046
High for period	1.2153	1.2847	1.2478	1.4936	1.4489
Low for period	1.3446	1.4305	1.5067	1.6920	1.7316
Average for period	1.2850	1.3761	1.3671	1.5851	1.5603

On February 14, 2013, the Daily Noon Rate for the conversion of Canadian dollars to Euros was C$1.3344 per Euro.

PART I

ITEM 1.	BUSINESS

In this document, please note the following:

•

references to “we”, “our”, “us”, the “Company” or “Mercer” mean Mercer International Inc. and its subsidiaries, unless the context clearly suggests otherwise, and references to “Mercer Inc.” mean Mercer International Inc. excluding its subsidiaries;

•	references to “ADMTs” mean air-dried metric tonnes;

•	references to “MW” mean megawatts and “MWh” mean megawatt hours; and

•	“€” refers to Euros, which is our reporting currency; “$” refers to U.S. dollars; and “C$” refers to Canadian dollars.

Due to rounding, numbers presented throughout this report may not add up precisely to totals we provide and percentages may not precisely reflect the absolute figures.

The Company

General

We operate in the pulp business and are among the largest publicly traded producers of market northern bleached softwood kraft, or “NBSK”, pulp in the world. Mercer Inc. reorganized as a company under the laws of the State of Washington in 2006 from a Washington business trust. Its common stock is quoted and listed for trading on the NASDAQ Global Market (MERC) and the Toronto Stock Exchange (MRI.U).

We are the sole NBSK producer, and the only significant producer of pulp for resale, known as “market pulp”, in Germany, which is the largest pulp import market in Europe. We also generate and sell a significant amount of surplus “green” energy to regional utilities. Our operations are located in Eastern Germany and Western Canada. We currently employ approximately 1,500 people. We operate three NBSK pulp mills with a consolidated annual production capacity of approximately 1.5 million ADMTs of NBSK pulp and 259 MW of electrical generation:

•

Rosenthal mill. Our wholly-owned subsidiary, Rosenthal, owns and operates the Rosenthal mill, a modern, efficient ISO 9001, 14001 and 50001 certified NBSK pulp mill that has an annual production capacity of approximately 355,000 ADMTs and 57 MW of electrical generation. The Rosenthal mill generated and exported 169,613 MWh of electricity in 2012, resulting in approximately €15.1 million in annual revenues. The Rosenthal mill is located in the town of Blankenstein, Germany approximately 300 kilometers south of Berlin.

•

Celgar mill. Our wholly-owned subsidiary, Celgar, owns and operates the Celgar mill, a modern, efficient ISO 9001 and 14001 certified NBSK pulp mill with an annual production capacity of approximately 520,000 ADMTs and 100 MW of electrical generation. The Celgar mill generated and exported 171,994 MWh of electricity in 2012, resulting in approximately C$17.2 million in annual revenues. The Celgar mill is located near the city of Castlegar, British Columbia, Canada, approximately 600 kilometers east of Vancouver, British Columbia, Canada.

•

Stendal mill. Our 74.9% owned subsidiary, Stendal, owns and operates the Stendal mill, a state-of-the-art, single-line, ISO 9001 and 14001 certified NBSK pulp mill that has an annual production capacity of approximately 650,000 ADMTs and 102 MW of electrical generation. The Stendal mill generated and exported 368,634 MWh of electricity in 2012, resulting in approximately €32.2 million in annual revenues. The Stendal mill is located near the town of Stendal, Germany, approximately 130 kilometers west of Berlin.

Organizational Chart

The following chart sets out our directly and indirectly owned principal operating subsidiaries, their jurisdictions of organization, their principal activities and their annual pulp production and electrical generation capacity:

History and Development of Business

We commenced pulp operations with the acquisition of our Rosenthal mill in 1994. In 1999, we completed a major capital project which, among other things, converted that mill to the production of kraft pulp from sulphite pulp, increased its annual production capacity and improved efficiencies. The aggregate cost of this project was approximately €361.0 million, of which approximately €102.0 million was financed through government grants. Subsequent capital investments and efficiency improvements have reduced emissions and energy costs and increased the Rosenthal mill’s annual production capacity to approximately 355,000 ADMTs.

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

We currently have a 74.9% ownership interest in Stendal. We, and Stendal’s noncontrolling shareholder are parties to a shareholders’ agreement dated August 26, 2002, as amended, to govern our respective interests in Stendal. The agreement contains terms and conditions customary for these types of agreements, including restrictions on transfers of share capital and shareholder loans other than to affiliates, rights of first refusal on share and shareholder loan transfers, pre-emptive rights and piggyback rights on dispositions of our interest. The shareholders are not obligated to fund any further equity capital contributions to the project. The shareholders’ agreement provides that Stendal’s managing directors are appointed by holders of a simple majority of its share capital. Further, shareholder decisions, other than those mandated by law or for the provision of financial assistance to a shareholder, are determined by a simple majority of Stendal’s share capital.

In 2012, our Stendal mill commenced an approximate €40.0 million project, referred to as “Project Blue Mill”, which is designed to increase production and efficiency through debottlenecking initiatives including the installation of an additional 40 MW steam turbine at our Stendal mill. The debottlenecking which, among other things, requires the new turbine in order to enhance and efficiently utilize steam production, is designed to increase the mill’s annual pulp production capacity by 30,000 ADMTs. The new turbine is also expected to initially produce an additional 109,000 MWh of surplus renewable energy for sale at premium pricing. Project Blue Mill is currently expected to be completed and start to generate power resources in or about September 2013.

A significant portion of the capital investments at our German mills, including the construction of the Stendal mill, were financed through government grants. Since 1999, our German mills have benefited from an aggregate €386.3 million in government grants. These grants reduce the cost basis of the assets purchased when the grants are received and are not reported in our income.

In February 2005, we acquired the Celgar mill for $210.0 million plus $16.0 million for the defined working capital of the mill. The Celgar mill was completely rebuilt in the early 1990s through a C$850.0 million modernization and expansion project, which transformed it into a modern and competitive producer.

Since its acquisition, we have effected several capital projects and other initiatives at the Celgar mill to increase its annual pulp production capacity to 520,000 ADMTs and its production of “green” energy. This includes a capital project, referred to as the “Celgar Energy Project”, which was completed in September 2010 and increased the Celgar mill’s production of “green” energy and optimized its power generation capacity, at an aggregate cost of approximately C$64.9 million, of which approximately C$48.0 million was financed by grants from the Canadian federal government.

Our Competitive Strengths

Our competitive strengths include the following:

•

Modern and Competitive Mills. We operate three large, modern, competitive NBSK pulp mills that produce high quality NBSK pulp, which is a premium grade of kraft pulp. We believe the relative age, production capacity and electrical generation capacity of our mills provide us with certain manufacturing cost and other advantages over many of our competitors.

•

Stable Income Source from the Sale of Surplus Renewable Energy and Chemicals. Our modern mills generate electricity and steam in their boilers which is surplus to their operating requirements. Such energy is primarily produced from wood residuals which are a renewable carbon neutral source. All of our mills also generate and sell surplus energy to regional utilities. Our German mills benefit from special tariffs under Germany’s Renewable Energy Resources Act, referred to as the “Renewable Energy Act”, which provides for premium pricing. Our Celgar mill is party to a fixed electricity purchase agreement, referred to as the “Electricity Purchase Agreement”, with the regional public utility provider, for the sale of surplus power. Our Stendal mill also produces tall oil as a by-product which is sold to third parties. In total, our mills produced 710,241 MWh of surplus renewable energy in 2012 and generated approximately €72.3 million in revenues from energy and chemical sales. These sales provide us with a stable income unrelated to cyclical changes in pulp prices. We believe our generation and sale of surplus renewable “green” energy and chemicals provides us with a competitive energy advantage over less efficient mills.

•

Leading Market Position. We are among the largest publicly traded NBSK market pulp producers in the world, which provides us increased presence and better industry information in the markets in which we operate and provides for close customer relationships with many large pulp consumers.

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

•

Advantageous Capital Investments and Financing. Our German mills are eligible to receive government grants in respect of qualifying capital investments. Over the last 13 years, our German mills have benefited from approximately €386.3 million of such government grants. In addition, our Celgar mill received approximately C$57.7 million of grants under the Canadian government’s Pulp and Paper Green Transformation Program, referred to as the “GTP”, to fund the Celgar Energy Project and other smaller projects. All such grants reduce the cost basis of the assets purchased when the grants are received and are not reported in our income. Additionally, during the last ten years, capital investments at our German mills have reduced the amount of overall wastewater fees that would otherwise be payable by over €52.7 million. Further, our Stendal mill benefits from German governmental guarantees of its project financing, which permitted it to obtain better credit terms and lower interest costs than would otherwise have been available. The project debt of Stendal, which matures in 2017, currently bears interest at a substantially fixed rate of 5.28% per annum plus an applicable margin and is non-recourse to our other operations and Mercer Inc.

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

•

Experienced Management Team. Our directors and senior managers have extensive experience in the pulp and forestry industries. We also have experienced managers at all of our mills. Our management has a proven track record of implementing new initiatives and capital projects in order to reduce costs throughout our operations as well as identifying and harnessing new revenue opportunities.

Corporate Strategy

Our corporate strategy is to create shareholder value by focusing on the expansion of our asset and earnings base through organic growth and acquisitions, primarily in Europe and North America. We pursue organic growth through active management and targeted capital expenditures to generate a high return by increasing pulp and energy production, reducing costs and improving efficiency. We seek to acquire interests in companies and assets in the pulp industry and related businesses where we can leverage our experience and expertise in adding value through a focused management approach. Key features of our strategy include:

•

Maximizing Returns from our Modern, World-Class Mills. We operate three large modern pulp mills as we believe these production facilities provide us with the best platform to be an efficient and competitive producer of high-quality NBSK pulp without the need for significant sustaining capital. We seek to make high return capital investments that increase the production and operation efficiency of the mills, reduce costs and improve product quality. We also seek to reduce operating costs by better managing certain operating activities such as fiber procurement, sales, marketing and logistics activities. We focus on increasing the production and operating efficiency of our mills through cost reductions, including targeted capital investments.

•

Reducing Volatility and Increasing the Stability of our Revenues by Maximizing Renewable Energy Realizations. We focus on the generation and sales of surplus renewable energy because there are minimal associated incremental costs and such sales are highly profitable and provide us with a stable income source unrelated to cyclical changes in pulp prices. In 2012, our mills sold a record 710,241 MWh of surplus electricity resulting in revenues of approximately €60.6 million, compared to 652,113 MWh and approximately €58.0 million in revenues in 2011. In 2012, we commenced Project Blue Mill to increase production and efficiency through debottlenecking initiatives and the installation of a 40 MW steam turbine at our Stendal mill. The new turbine is expected to initially produce an additional 109,000 MWh of surplus electricity. Based upon the current production levels of our mills, we expect to sell in excess of 740,000 MWh of surplus renewable energy in 2013. We continually explore and pursue initiatives to enhance our energy generation and sales in order to reduce volatility and increase our revenues from a stable source.

•

NBSK Market Pulp. We produce NBSK pulp because it is a premium grade kraft pulp and generally obtains the highest price relative to other kraft pulps. Although demand is cyclical, between 2003 and 2012 overall worldwide demand for softwood kraft market pulp grew at an average of approximately 2.0% per annum. We focus on customers that produce tissue, specialty papers and high quality printing and writing paper grades. We believe the growth in demand from tissue and specifically paper customers, which utilize a significant proportion of NBSK pulp, has more than offset the secular decline in demand from printing and writing paper customers. This allows us to benefit from our long-term relationships with tissue and paper manufacturers in Europe and participate in strong growth markets in emerging countries such as China where there has been strong growth in tissue demand.

•

Strategic Opportunities. We believe there will be continuing change and consolidation in the pulp and paper industry as industry participants continually seek to lower costs, refocus their product lines and react to ever changing global market conditions. We take an opportunistic approach to opportunities that can expand our earnings or grow our business.

The Pulp Industry

General

Pulp is used in the production of paper, tissues and paper-related products. Pulp is generally classified according to fiber type, the process used in its production and the degree to which it is bleached. Kraft pulp, a type of chemical pulp, is produced through a sulphate chemical process in which lignin, the component of wood which binds individual fibers, is dissolved in a chemical reaction. Chemically prepared pulp allows the wood’s fiber to retain its length and flexibility, resulting in stronger paper products. Kraft pulp can be bleached to increase its brightness. Kraft pulp is noted for its strength, brightness and absorption properties and is used to produce a variety of products, including lightweight publication grades of paper, tissues and paper-related products.

There are two main types of bleached kraft pulp, being softwood kraft made from coniferous trees and hardwood kraft made from deciduous trees. Softwood species generally have long, flexible fibers which add strength to paper while fibers from species of hardwood contain shorter fibers which lend bulk and opacity. Generally, prices for softwood pulp are higher than for hardwood pulp.

We produce and sell NBSK pulp, which is a bleached kraft pulp manufactured using species of northern softwood and is considered a premium grade because of its strength. It generally obtains the highest price relative to other kraft pulps. Southern bleached softwood kraft pulp is kraft pulp manufactured using southern softwood species and does not possess the strength found in NBSK pulp. NBSK pulp is the sole product of our mills.

Most paper users of market kraft pulp use a mix of softwood and hardwood grades to optimize production and product qualities. In 2012, market kraft pulp consumption was approximately 53% hardwood kraft, 45% softwood kraft and the remainder comprised of sulphite and unbleached pulp. Over the last several years, production of hardwood pulp, based on fast growing plantation fiber primarily from Asia and South America, has increased much more rapidly than that of softwood grades that have longer growth cycles. Hardwood kraft generally has a cost advantage over softwood kraft as a result of lower fiber costs, higher wood yields and, for newer hardwood mills, economies of scale. As a result of this growth in supply and lower costs, kraft pulp customers have substituted some of the pulp content in their products to hardwood pulp. Counteracting customers’ increased usage of hardwood pulp has been the requirement for strength characteristics in finished goods. Paper and tissue makers focus on larger paper machines with higher speeds and lower basis weights for certain papers which require the strength characteristics of softwood pulp. Additionally, where paper products are lightweight or specialized, like direct mail, magazine paper or premium tissue, or where strength or absorbency are important, softwood kraft forms a significant proportion of the fiber used. As a result, we believe that the ability of kraft pulp users to continue to further substitute hardwood for softwood pulp is limited by such requirements.

Kraft pulp can be made in different grades, with varying technical specifications, for different end uses. High-quality kraft pulp is valued for its reinforcing role in mechanical printing papers, while other grades of kraft pulp are used to produce lower priced grades of paper, including tissues and paper-related products.

Markets

We believe that over 130 million ADMTs of chemical pulp are converted annually into printing and writing papers, tissues, carton boards and other white grades of paper and paperboard around the world. We also believe that over one third of this pulp is sold on the open market as market pulp, while the remainder is produced for internal purposes by integrated paper and paperboard manufacturers.

Demand for kraft pulp is cyclical in nature and is generally related to global and regional levels of economic activity. In 2008, overall global demand for all kraft pulp types, including softwood, was negatively impacted by the weak global economic conditions and global financial and credit turmoil the world began to experience in the second half of that year and which continued into the first half of 2009. Significant producer shutdowns and curtailments, along with strong demand from China, resulted in an improved supply-demand balance and improved prices in the second half of 2009 through 2010. Although global pulp markets continued to strengthen in the first half of 2011, mainly driven by demand from Asia, economic uncertainty in Europe and credit tightening in China resulted in a decrease in demand and weaker pulp prices in the fourth quarter of 2011. In 2012, there was continued economic uncertainty in Europe and credit tightening in China in the first half of the year. Further, in the latter part of 2012, weak demand for paper in Europe resulted in some integrated producers curtailing their paper production and selling their pulp on the market, primarily in China. These factors negatively impacted demand and supply of pulp and resulted in generally weak pulp prices.

Between 2003 and 2012, worldwide demand for chemical market pulp grew at an average rate of approximately 2.0% annually. The following chart illustrates the global demand for chemical market pulp for the periods indicated:

Estimated Global Chemical Market Pulp Demand

Source: PPPC 2012

Since 2007, demand for softwood market pulp has grown in the emerging markets of Asia, Eastern Europe and Latin America. China in particular has experienced substantial growth and its imports of softwood market pulp grew by approximately 14% per annum between 2003 and 2012. China now accounts for approximately 26% of global bleached softwood kraft market pulp demand, compared to only 10% in 2003. Western Europe currently accounts for approximately 27% of global bleached softwood kraft market pulp demand, compared to approximately 38% in 2003.

The following chart sets forth industry-wide bleached softwood kraft delivery levels to China between 2003 to the present:

Source: PPPC 2012

Growth in NBSK pulp demand in China and other emerging markets has, to a large extent, been driven by increased demand from tissue producers, as a result of economic growth and rising income levels and living standards in such markets. These factors generally contribute to a greater demand for personal hygiene products in such regions. In China alone, two large tissue producers have publicly announced plans to add a total of 50 tissue paper machines at various sites by the end of 2015 to increase their annual tissue capacity by approximately 2.3 million ADMTs. At this time there can be no assurance as to when and how much of such capacity expansion will be implemented.

This has also led to an overall shift in demand for NBSK pulp, as demand from tissue producers has increased, while demand from printing and writing end uses has decreased. Between 2003 and 2012, NBSK pulp demand for tissue production increased by approximately 106% which has more than offset the secular decline in demand in printing and writing papers resulting from the rapid growth of digital media.

The following chart compares NBSK pulp demand by end use in each of 2003 and 2012:

Source: Brian McClay 2012 (end use) / Hawkins Wright 2012 (total demand)

A measure of demand for kraft pulp is the ratio obtained by dividing the worldwide demand of kraft pulp by the worldwide capacity for the production of kraft pulp, or the “demand/capacity ratio”. An increase in this ratio generally occurs when there is an increase in global and regional levels of economic activity. An increase in this ratio also generally indicates greater demand as consumption increases, which often results in rising kraft pulp prices and a reduction of inventories by producers and buyers. As prices continue to rise, producers continue to run at higher operating rates. However, an adverse change in global and regional levels of economic activity generally negatively affects demand for kraft pulp, often leading buyers to reduce their purchases and rely on existing pulp inventories. As a result, producers run at lower operating rates by taking downtime to limit the build-up of their own inventories. The demand/capacity ratio for softwood kraft pulp was approximately 93%, 92% and 93% in 2012, 2011 and 2010, respectively.

A significant factor affecting our market is the amount of closures of old, high-cost capacity. Over the last seven years, several mills in North America, Finland, Sweden and Africa were indefinitely closed. Although some capacity was restarted in late 2009 and 2010 in response to very high NBSK pulp prices, we believe the net effect of these closures and restarts is an estimated 3.4 million tonnes of capacity removed from the market since 2006. Further, in efforts to improve environmental and safety standards, China has publicly stated that it will be reducing existing pulp and paper capacity in the near term by closing “old” mills. At this time, there can be no certainty as to the amount and timing of any such closures.

We are aware of one new NBSK mill in Russia which is scheduled to start up in early 2013. When ramped up, the new mill is expected to provide a net incremental increase in annual pulp production capacity of approximately 490,000 ADMTs. Other than the foregoing, we are unaware of any new material NBSK pulp capacity that has been announced. We believe that the absence of other plant expansions is due in part to fiber supply constraints and high capital costs.

NBSK Pulp Pricing

Pulp prices are highly cyclical. In general, kraft pulp is a globally traded commodity. Pricing and demand are influenced by the balance between supply and demand, as affected by global macroeconomic conditions, changes in consumption and capacity, the level of customer and producer inventories and fluctuations in exchange rates. As Northern Europe has historically been the world’s largest market and NBSK is the premium grade, the European NBSK market pricing is generally used as a benchmark price by the industry.

The average annual European list prices for NBSK pulp since 2000 have ranged from a low of approximately $447 per ADMT to a high of $1,030 per ADMT.

The following chart sets out the changes in list prices for NBSK pulp in Europe, as stated in U.S. dollars, Canadian dollars and Euros for the periods indicated:

Source: RISI pricing report.

In 2006, pulp prices increased steadily from approximately $600 per ADMT in Europe to $870 per ADMT at the end of 2007. These price increases resulted from increased demand and the closure of several pulp mills, particularly in North America, which reduced NBSK capacity. In the second half of 2008, list prices for NBSK pulp decreased markedly due to weak global economic conditions. As a result, list prices for NBSK pulp in Europe decreased from $900 per ADMT in mid-2008 to $635 per ADMT at the end of the year. Such pulp price weakness continued into early 2009, though commencing in mid-2009, pulp markets began to strengthen which led to improved prices. Strong demand from China, capacity closures and historically low global inventories for bleached softwood kraft pulp helped support upward price momentum. During the second half of 2009, several price increases raised European list prices by a total of $170 per ADMT to $800 per ADMT by year end. Such price increases were partially offset by the continued weakening of the U.S. dollar versus the Euro and Canadian dollar during the period.

In 2010, several increases lifted prices to record levels in the middle of the year and at the end of 2010 list prices were near historic highs of $950, $960 and $840 per ADMT in Europe, North America and China, respectively. Pulp prices remained strong in 2011, reaching record levels of $1,030 per ADMT in Europe and $1,035 and $920 per ADMT in North America and China, respectively. However, uncertainty concerning the economic situation in Europe, along with credit tightening in China in the last part of the year, caused pulp prices to drop to $825 per ADMT in Europe and $890 and $670 per ADMT in North America and China, respectively, by the end of the year. Economic uncertainty in Europe and China continued to dampen demand and NBSK pulp prices, which remained generally weak in 2012. Year-end list prices were approximately $810, $870 and $655 per ADMT in Europe, North America and China, respectively.

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

The majority of market NBSK pulp is produced and sold by Canadian and Northern European producers, while the price of NBSK pulp is generally quoted in U.S. dollars. As a result, NBSK pricing is affected by fluctuations in the currency exchange rates for the U.S. dollar versus the Canadian dollar, the Euro and local currencies. NBSK pulp price increases during 2006, 2007 and the first half of 2008 were in large part offset by the weakening of the U.S. dollar. Similarly, the strengthening of the U.S. dollar against the Canadian dollar and the Euro towards the end of 2008 helped partially offset pulp price decreases caused by the deterioration in global economic conditions. The overall strengthening of the U.S. dollar against the Euro in 2010, and in particular in the first half of 2010, improved the operating margins of our German mills. Although the U.S. dollar weakened against the Euro for most of 2011, it strengthened at the end of 2011. Overall, the U.S. dollar was 8% stronger against the Euro in 2012 compared to 2011, partially offsetting pulp price decreases in 2012.

The global supply and demand balance for NBSK pulp is a key determinant in pulp pricing. The following chart sets forth changes in FOEX PIX index prices for NBSK pulp and global bleached softwood kraft inventory levels between 2003 to 2012:

Source: Factset FOEX PIX Pulp NBSK (prices) PPPC (inventories).

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

Our Mills and Product

We manufacture and sell NBSK pulp produced from woodchips and pulp logs at our three mills.

The following table sets out our pulp production capacity and actual production by mill for the periods indicated:

	Annual Production Capacity(1)	Year Ended December 31,
		2012	2011	2010
Pulp Production by Mill:		(ADMTs)
Rosenthal	355,000	337,959	344,389	324,194
Celgar	520,000	490,018	488,007	502,107
Stendal	650,000	640,298	621,281	599,985

Total pulp production	1,525,000	1,468,275	1,453,677	1,426,286

(1)	Capacity is the rated capacity of the plants for the year ended December 31, 2012.

Rosenthal Mill. The Rosenthal mill is situated on a 220 acre site in the town of Blankenstein in the state of Thüringia, approximately 300 kilometers south of Berlin. The Saale river flows through the site of the mill. In late 1999, we completed a major capital project which converted the Rosenthal mill to the production of kraft pulp. It is a single line mill with a current annual production capacity of approximately 355,000 ADMTs of kraft pulp. The mill is self-sufficient in steam and electrical power. Some excess electrical power which is constantly generated is sold to the regional power grid. The facilities at the mill include:

•	an approximately 315,000 square feet fiber storage area;

•	debarking and chipping facilities for pulp logs;

•	an approximately 300,000 square feet roundwood yard;

•	a fiber line, which includes a Kamyr continuous digester and bleaching facilities;

•	a pulp machine, which includes a dryer, a cutter and a baling line;

•	an approximately 63,000 square feet finished goods storage area;

•	a chemical recovery line, which includes a recovery boiler, evaporation plant, recausticizing plant and lime kiln;

•	a fresh water plant;

•	a wastewater treatment plant; and

•	a power station with a turbine capable of producing 57 MW of electric power from steam produced by the recovery boiler and a power boiler.

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

Stendal Mill. The Stendal mill is situated on a 200 acre site owned by Stendal that is part of a larger 1,250 acre industrial park near the town of Stendal in the state of Saxony-Anhalt, approximately 300 kilometers north of the Rosenthal mill and 130 kilometers west of Berlin. The mill is adjacent to the Elbe river and has access to harbor facilities for water transportation. The mill is a single line mill with a current annual design production capacity of approximately 650,000 ADMTs of kraft pulp. The Stendal mill is self-sufficient in steam and electrical power. Some excess electrical power which is constantly being generated is sold to the regional power grid. The facilities at the mill include:

•	an approximately 920,000 square feet fiber storage area;

•	debarking and chipping facilities for pulp logs;

•	a fiber line, which includes ten SuperBatch™ digesters and bleaching facilities;

•	a pulp machine, which includes a dryer, a cutter and a baling line;

•	an approximately 108,000 square feet finished goods storage area;

•	a chemical recovery line, which includes a recovery boiler, evaporation plant, recausticizing plant and lime kiln;

•	a fresh water plant;

•	a wastewater treatment plant; and

•

a power station with a turbine capable of producing approximately 102 MW of electric power from steam produced by the recovery boiler and a power boiler. Upon completion of Project Blue Mill, the mill will have two turbines and is expected to be able to produce 142 MW of electrical power.

The kraft pulp produced at the Stendal mill is of a slightly different grade than the pulp produced at the Rosenthal mill as the mix of softwood fiber used is slightly different. This results in a complementary product more suitable for different end uses. The Stendal mill is capable of producing both totally chlorine free and elemental chlorine free pulp.

Celgar Mill. The Celgar mill is situated on a 400 acre site near the city of Castlegar, British Columbia. The mill is located on the south bank of the Columbia River, approximately 600 kilometers east of the port city of Vancouver, British Columbia, and approximately 32 kilometers north of the Canada-U.S. border. The city of Seattle, Washington is approximately 650 kilometers southwest of Castlegar. It is a single line mill with a current annual production capacity of approximately 520,000 ADMTs of kraft pulp. Internal power generating capacity resulting from the completion of the Celgar Energy Project in 2010 enables the Celgar mill to be self-sufficient in electrical power and to sell surplus electricity. The facilities at the Celgar mill include:

•	chip storage facilities with a capacity of 200,000 cubic meters of chips;

•	a woodroom containing debarking and chipping equipment for pulp logs;

•	a fiber line, which includes a dual vessel hydraulic digester, two stage oxygen delignification and a four stage bleach plant;

•	two pulp machines, which each include a dryer, a cutter and a baling line;

•	a chemical recovery line, which includes a recovery boiler, evaporation plant, recausticizing area and wastewater treatment system; and

•	two turbines and generators capable of producing approximately 48 MW and 52 MW, respectively, of electric power from steam produced by the recovery boiler and a power boiler.

The Celgar mill produces high-quality kraft pulp that is made from a unique blend of slow growing/long-fiber Western Canadian tree species. It is used in the manufacture of high-quality paper and tissue products. We believe the Celgar mill’s pulp is known for its excellent product characteristics, including tensile strength, wet strength and brightness. The Celgar mill is a long-established supplier to paper and tissue producers in Asia.

Generation and Sales of “Green” Energy and Chemicals at our Mills

Our pulp mills are large scale bio-refineries that, in addition to pulp, also produce surplus “carbon neutral” or “green” energy. As part of the pulp production process our mills generate “green” energy using carbon-neutral biofuels such as black liquor and wood waste. Through the incineration of biofuels in the recovery and power boilers, our mills produce sufficient steam to cover all of our steam requirements and allow us to produce surplus electricity which we sell to third party utilities. As a result, we have benefitted from “green” energy legislation, incentives and commercialization that has developed over the last few years in Europe and Canada. In addition, our Stendal mill also produces tall oil as a by-product of its production processes and sells the same in the market.

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

In 2012 and 2011, we sold 710,241 MWh and 652,113 MWh of surplus energy, respectively, and recorded revenues of €60.6 million and €58.0 million, respectively, from such energy sales.

The following table sets out our electricity generation and surplus electricity sales for the last five years:

The following chart sets forth our consolidated revenues from electricity and chemical sales for the last five years:

Energy and Chemical Revenue

German Mills

Our Rosenthal and Stendal mills participate in a program established pursuant to the Renewable Energy Act in Germany. Such Act, in existence since 2000, requires that public electric utilities give priority to electricity produced from renewable energy sources by independent power producers and pay a fixed tariff for a period of 20 years. Under the program, our German mills now sell their surplus energy to the local electricity grid at the rates stipulated by the Renewable Energy Act for biomass energy.

Since 2005, our German mills have also benefited from the sale of emission allowances under the European Union Carbon Emissions Trading Scheme, referred to as “EU ETS”. However, our eligibility for special tariffs under the Renewable Energy Act has reduced the amount of emissions allowances granted to our German mills under the EU ETS.

In 2012, we commenced Project Blue Mill which is designed to increase the Stendal mill’s annual pulp production by 30,000 ADMTs and initially produce an additional 109,000 MWh of surplus renewable electricity. Project Blue Mill is eligible for €12.0 million of non-refundable government grants and the Stendal mill arranged a €17.0 million secured term debt facility, amortized over five-years, of which 80% will be government guaranteed. The balance of Project Blue Mill will be funded through operating cash flow of the Stendal mill and up to an aggregate of €6.5 million in pro rata shareholder loans from Mercer Inc. and its noncontrolling shareholder.

In 2012, we generated €11.6 million from the sale of tall oil, a by-product of our production process.

In 2012, our Rosenthal and Stendal mills sold approximately 169,613 MWh and 368,634 MWh of electricity, respectively, for proceeds of €15.1 million and €32.2 million, respectively.

Celgar Mill

In September 2010, we completed the Celgar Energy Project at the Celgar mill to increase and optimize the mill’s production of “green” energy. The project included the installation of a 48 MW condensing turbine, which brought the mill’s installed generating capacity up to 100 MW, and upgrades to the mill’s bark boiler and steam consuming facilities. The Celgar mill has an Electricity Purchase Agreement with British Columbia Hydro and

Power Authority, referred to as “B.C. Hydro”, for the sale of power generated from such project. Under the Electricity Purchase Agreement, the Celgar mill agreed to supply a minimum of approximately 238,000 MWh of surplus electrical energy annually to the utility over a ten-year term. We financed the Celgar Energy Project principally with funding of approximately C$48.0 million of Canadian governmental grants.

In 2012, we sold roughly 171,994 MWh of surplus renewable electricity at our Celgar mill which generated approximately C$17.2 million in annual revenues.

Production Costs

Our major costs of production are fiber, labor, energy and chemicals. Fiber, comprised of wood chips and pulp logs, is our most significant operating expense. Given the significance of fiber to our total operating expenses and our limited ability to control its costs, compared with our other operating costs, volatility in fiber costs can materially affect our margins and results of operations.

Fiber

Our mills are situated in regions which generally provide a relatively stable supply of fiber. The fiber consumed by our mills consists of wood chips produced by sawmills as a by-product of the sawmill process and pulp logs. Wood chips are small pieces of wood used to make pulp and are either wood residuals from the sawmill process or logs or pulp logs chipped especially for this purpose. Pulp logs consist of lower quality logs not used in the production of lumber. Wood chips and pulp logs are cyclical in both price and supply.

Generally, the cost of wood chips and pulp logs is primarily affected by the supply and demand for lumber. Additionally, regional factors such as harvesting levels and weather conditions can also have a material effect on the supply, demand and price for fiber.

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

In April 2008, the Russian government raised tariffs on the export of sawmill and pulp wood to 25% from 20%. A further increase to 80% was initially scheduled for January 1, 2009 but was officially deferred twice and Russia’s export tariff remained unchanged at 25% in 2011. In August 2012, Russia entered the World Trade Organization, or “WTO”, and, due to inclusion in the WTO, Russia has lowered its export tariffs to between 13% and 15%, which we believe has had a positive impact on the European fiber supply.

Offsetting some of the increases in demand for wood fiber have been initiatives in which we and other producers are participating to increase harvest levels in Germany, particularly from small private forest owners. We believe that Germany has the highest availability of softwood forests in Europe suitable for harvesting and manufacturing. We believe private ownership of such forests is approximately 50%. Many of these forest ownership stakes are very small and have been harvested at rates much lower than their rate of growth. In 2009, forest owners began to reduce their harvesting rates in response to slowing economies and weaker demand for pulp logs, leading to an undersupply which resulted in increased fiber prices during that year. Fiber prices continued to increase through most of 2010 and 2011, driven by a weak lumber market, lower harvesting in central Germany and increased demand for wood from the energy sector for heating and other bio-energy purposes.

In 2012, fiber prices in Germany decreased by approximately 10%, mainly due to reduced demand for fiber from the European particle board industry and other regional residual fiber users and the start of a recovery in lumber markets.

We believe we are the largest consumer of wood chips and pulp logs in Germany and often provide the best long-term economic outlet for the sale of wood chips in Eastern Germany. We coordinate the wood procurement activities for our German mills to reduce overall personnel and administrative costs, provide greater purchasing power and coordinate buying and trading activities. This coordination and integration of fiber flows also allows us to optimize transportation costs, and the species and fiber mix for both mills.

In 2012, the Rosenthal mill consumed approximately 1.7 million cubic meters of fiber. Approximately 63% of such consumption was in the form of sawmill wood chips and approximately 37% was in the form of pulp logs. The wood chips for the Rosenthal mill are sourced from approximately 27 sawmills located primarily in the states of Bavaria, Baden-Württemberg and Thüringia and are within a 300 kilometer radius of the Rosenthal mill. Within this radius, the Rosenthal mill is the largest consumer of wood chips. Given its location and size, the Rosenthal mill is often the best economic outlet for the sale of wood chips in the area. Approximately 75% of the fiber consumed by the Rosenthal mill is spruce and the remainder is pine. While fiber costs and supply are subject to cyclical changes largely in the sawmill industry, we expect that we will be able to continue to obtain an adequate supply of fiber on reasonably satisfactory terms for the Rosenthal mill due to its location and our long-term relationships with suppliers. We have not historically experienced any significant fiber supply interruptions at the Rosenthal mill.

Wood chips for the Rosenthal mill are normally sourced from sawmills under one year contracts with quarterly adjustments for market pricing. Substantially all of our chip supply is sourced from suppliers with which we have a long-standing relationship. Pulp logs are sourced from the state forest agencies in Thüringia, Saxony and Bavaria on a contract basis and partly from private holders on the same basis as wood chips. Like the wood chip supply arrangements, these contracts tend to be for one-year terms with quarterly adjustments for market pricing. We organize the transportation of pulp logs sourced from the state agencies in Thüringia, Saxony and Bavaria after discussions with the agencies regarding the quantities of pulp logs that we require.

In 2012, the Stendal mill consumed approximately 3.3 million cubic meters of fiber. Approximately 24% of such fiber was in the form of sawmill wood chips and approximately 76% in the form of pulp logs. The core wood supply region for the Stendal mill includes most of the Northern part of Germany within an approximate 300 kilometer radius of the mill. We also purchase wood chips from Southwestern and Southern Germany. The fiber base in the wood supply area for the Stendal mill consisted of approximately 66% pine and 34% spruce and other species in 2012. The Stendal mill has sufficient chipping capacity to fully operate solely using pulp logs, if required. We source pulp logs partly from private forest holders and partly from state forest agencies in Thüringia, Saxony-Anhalt, Mecklenburg-Western Pomerania, Saxony, Lower Saxony, North Rhine-Westphalia, Hesse and Brandenburg.

In 2012, the Celgar mill consumed approximately 2.6 million cubic meters of fiber. Approximately 69% of such fiber was in the form of sawmill wood chips and the remaining 31% came from pulp logs processed through its woodroom or chipped by a third party. The source of fiber at the mill is characterized by a mixture of species (whitewoods and cedar) and the mill sources fiber from a number of Canadian and U.S. suppliers.

As a result of the cyclical decline in sawmill chip supply resulting from lower lumber production in British Columbia commencing in 2008, the Celgar mill increased its U.S. purchases of fiber, diversified its suppliers and, where possible, increased chip production through third party field chipping contracts and existing sawmill suppliers. In 2009, the Celgar mill upgraded its woodroom which, along with subsequent improvements during the year, increased its capacity to be able to process up to 50% of the mill’s fiber needs. The woodroom upgrades also increased the mill’s ability to process small diameter logs and facilitate an efficient flow of fiber. This has increased the overall volume of fiber being processed and helped mitigate increases in the price of fiber.

The Celgar mill has access to approximately 25 different suppliers from Canada and the U.S., representing approximately 75% of its total annual fiber requirements. The Celgar mill’s woodroom supplied the remaining 25% of the mill’s fiber requirements in 2012. Chips are purchased in Canada and the U.S. in accordance with chip purchase agreements. Generally, pricing is reviewed and adjusted periodically to reflect market prices. One of the longer-term contracts is a so-called “evergreen” agreement, where the contract remains in effect until one of the parties elects to terminate. Termination requires a minimum of two and, in some cases, five years’ written notice. All other contracts are generally for one year with quarterly adjustments or on three-month terms.

To secure the volume of pulp logs required by its woodroom, the Celgar mill has entered into pulp log supply agreements, which can range from three-month to one-year terms, with a number of different suppliers, many of whom are also contract chip suppliers to the mill. All of the pulp log agreements can be terminated by either party for any reason, upon seven days’ written notice.

In 2012, our fiber costs at the Celgar mill were approximately 6% higher than in 2011, as a result of the impact of foreign exchange changes more than offsetting improved availability of wood chips.

Labor

Our labor costs are generally steady, with small overall increases due to inflation in wages and health care costs. Over the last three years, we have been able to largely offset such increases by increasing our efficiencies and production and streamlining operations.

Energy

Our energy is primarily generated from renewable carbon neutral sources, such as black liquor and wood waste. Our mills produce all of our steam requirements and generate excess energy which we sell to third party utilities. In 2012, we generated 1,704,058 MWh and sold 710,241 MWh of surplus energy. See also “—Generation and Sales of ‘Green’ Energy and Chemicals at our Mills”. We utilize fossil fuels, such as natural gas, in limited circumstances primarily in our lime kilns and we use a limited amount for start-up and shutdown operations. Additionally, from time to time, mill process disruptions occur and we consume small quantities of purchased electricity and fossil fuels to maintain operations. As a result, all of our mills are subject to fluctuations in the prices for fossil fuels.

Chemicals

Our mills use certain chemicals which are generally available from several suppliers and sourcing is primarily based upon pricing and location. Although chemical prices have risen slightly over the last three years, we have been able to partially reduce our costs through improved efficiencies and capital expenditures. In connection with our focus on the growing bio-energy market, we sell tall oil, a by-product of our production process which is used as both a chemical additive and as a green energy source. In 2012, we generated €11.6 million from the sale of tall oil. We currently expect the proceeds from the sale of tall oil to remain stable in future periods.

Cash Production Costs

Consolidated cash production costs per ADMT for our pulp mills are set out in the following table for the periods indicated:

	Year Ended December 31,
	2012	2011	2010
Cash Production Costs	(per ADMT)
Fiber	€257	€275	€256
Labor	47	43	42
Chemicals	49	46	41
Energy	19	20	20
Other	46	56	54

Total cash production costs(1)	€418	€440	€413

(1)	Cost of production per ADMT produced excluding depreciation.

Sales, Marketing and Distribution

Our pulp revenues by geographic area are set out in the following table for the periods indicated:

	Year Ended December 31,
	2012	2011	2010
Revenues by Geographic Area	(in thousands)
China	€230,007	€234,654	€196,022
Germany	228,402	256,563	278,348
Other European Union countries(1)	168,616	175,937	182,246
North America	47,513	69,345	92,628
Italy	43,112	51,509	56,301
Other Asia	33,197	30,872	37,561
Other countries	1,632	823	1,503

Total(2)	€752,479	€819,703	€844,609

(1)	Not including Germany or Italy; includes new entrant countries to the European Union from their time of admission.
(2)	Excluding intercompany sales and third party transportation revenues.

The following charts illustrate the geographic distribution of our pulp revenues as a percentage of our total pulp revenues for the periods indicated:

Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010

*	Not including Germany or Italy; includes new entrant countries to the European Union from their time of admission.

The distribution of our pulp sales by end customer are set out in the following table for the periods indicated:

	Year Ended December 31,
	2012	2011	2010
	(in thousands of ADMTs)
Tissue	576	602	610
Specialty	214	222	180
Printing & Writing	639	563	597
Other	44	41	42

Our global sales and marketing group is responsible for conducting all sales and marketing of the pulp produced at our mills and currently has approximately 19 employees engaged full time in such activities. This group largely handles all European and North American sales directly. Sales to Asia are made directly or through commission agents overseen by our sales group. The global sales and marketing group handles sales to approximately 200 customers. We coordinate and integrate the sales and marketing activities of our German mills to realize on a number of synergies between them. These include reduced overall administrative and personnel costs and coordinated selling, marketing and transportation activities. We also coordinate sales from the Celgar mill with our German mills on a global basis, thereby providing our larger customers with seamless service across all major geographies. In marketing our pulp, we seek to establish long-term relationships by providing a competitively priced, high-quality, consistent product and excellent service. In accordance with customary practice, we maintain long-standing relationships with our customers pursuant to which we periodically reach agreements on specific volumes and prices.

Our pulp sales are on customary industry terms. At December 31, 2012, we had no material payment delinquencies. In 2012, one customer accounted for 11% of our pulp sales. In 2011, no single customer accounted for more than 10% of our pulp sales. In 2010, one customer which purchased for several of its mills accounted for 11% of pulp sales. We do not believe our pulp sales are dependent upon the activities of any single customer.

Approximately 54%, 58% and 55% of our sales were to tissue and specialty paper product manufacturers for the years ended December 31, 2012, 2011 and 2010, respectively. The balance of our sales for such periods was to other paper product manufacturers. Over the last five years, our sales to tissue and specialty paper product manufacturers have increased by over 15%. Generally such customers are not as sensitive to cyclical declines in demand caused by downturns in economic activity.

Transportation

We transport our NBSK pulp generally by truck, rail and ocean carriers through third-party carriers. Our carrier contracts are generally from one to two years.

Our German mills are currently the only market kraft pulp producers in Germany, which is the largest import market for kraft pulp in Europe. We therefore have a competitive transportation cost advantage compared to Canadian and Northern European pulp producers when shipping to customers in Europe. Due to the location of our German mills, we are able to deliver pulp to many of our customers primarily by truck. Most trucks that deliver goods into Eastern Germany generally do not have significant backhaul opportunities as the region is primarily an importer of goods. We are therefore frequently able to obtain relatively low backhaul freight rates for the delivery of our products to many of our customers. Since many of our customers are located within a 500 kilometer radius of our German mills, we can generally supply pulp to customers of these mills faster than our competitors because of the short distances between the mills and our customers.

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

In each of the years ended December 31, 2012, 2011 and 2010, outbound transportation costs comprised approximately 9% of our total consolidated cost of sales. Generally, in recent years, our transportation costs have increased due to increases in fuel costs and lower shipping capacity. As a result, we have taken initiatives to target sales to the most “freight logical” customers for overseas sales.

Capital Expenditures

In 2012, we continued with our capital investment programs designed to increase pulp and green energy production capacity, reduce costs and improve efficiency and environmental performance at our mills. The improvements made at our mills over the years have reduced operating costs and increased the competitive position of our facilities.

Total capital expenditures at our mills are set out in the following table for the periods indicated:

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Rosenthal	€15,436	€13,718	€4,033
Stendal	€14,767	€8,296	€3,625
Celgar	€6,461	€15,718	€30,642

Capital investments at the Rosenthal mill in 2012 related primarily to the mill’s recovery boiler upgrade, which we believe will reduce our wastewater fees, while, in 2011, they related primarily to the installation of a new chipper and upgrades to the recovery process. In 2010, capital expenditures related mainly to the upgrade of a bleaching line and a washer project which helped offset three years of wastewater fees that would otherwise be payable.

Capital investments at the Stendal mill in 2012 related primarily to the commencement of Project Blue Mill. In 2011 and 2010, capital investments related mainly to relatively small projects designed to improve safety and environmental performance as well as improve the overall efficiency of the mill.

In 2012, the Stendal mill commenced Project Blue Mill to increase production and efficiency at the mill through debottlenecking initiatives, including the installation of an additional 40 MW steam turbine. Project Blue Mill is estimated to require approximately €40.0 million in capital expenditures over about 21 months, which will be primarily funded through €12.0 million of non-refundable German government grants and a new €17.0 million five-year amortizing secured term debt facility, of which 80% will be government guaranteed. The balance of Project Blue Mill will be funded through operating cash flow of the Stendal mill and up to an aggregate of €6.5 million in pro rata shareholder loans from Mercer Inc. and Stendal’s noncontrolling shareholder. Project Blue Mill is currently expected to be completed and start to generate electricity sales in or about September 2013. As of December 31, 2012, we had expended an aggregate €13.3 million on Project Blue Mill.

Certain of our capital investment programs in Germany were partially financed through government grants made available by German federal and state governments. Under legislation adopted by the federal and certain state governments of Germany, government grants are provided to qualifying businesses operating in Eastern Germany to finance capital investments. The grants are made to encourage investment and job creation. For example, the government grants received in connection with Project Blue Mill require us to maintain the employment of core employees for five years after completion of the project. Currently, grants are available for up to 30% of the cost of qualified investments. Previously, government grants were available for up to 35% of the cost of qualified investments, such as for the construction of our Stendal mill. These grants at the 35% of cost level required that at least one permanent job be created for each €0.5 million of capital investment eligible for such grants and that such jobs be maintained for a period of five years from the completion of the capital investment project. Generally, government grants are not repayable by a recipient unless it fails to complete the proposed capital investment or, if applicable, fails to create or maintain the requisite amount of jobs. In the case of such failure, the government is entitled to revoke the grants and seek repayment unless such failure resulted from material unforeseen market developments beyond the control of the recipient, wherein the government may refrain from reclaiming previous grants. Pursuant to such legislation in effect at the time, the Stendal mill received approximately €278.0 million of government grants. We believe that we are in compliance in all material respects with all of the terms and conditions governing the government grants we have received in Germany. See “Legal Proceedings”.

The following table sets out for the periods indicated the effect of these government grants on the recorded value of such assets in our Consolidated Balance Sheets:

	As at December 31,
	2012	2011	2010
	(in thousands)
Property, plant and equipment, gross amount less amortization	€1,085,593	€1,112,639	€1,144,759
Less: government grants less amortization	276,715	291,665	297,992

Property, plant and equipment, net (as shown on the Consolidated Balance Sheet)	€808,878	€820,974	€846,767

The following table sets forth the gross amount of all government grants we have received and capitalized in our balance sheet, the associated amortization and the resulting net balance we include in our property, plant and equipment for the periods indicated:

	As at December 31,
	2012	2011	2010
	(in thousands)
Government grants—gross	€431,580	€429,946	€419,891
Less: accumulated amortization	154,865	138,281	121,889

Government grants less accumulated amortization	€276,715	€291,665	€297,992

Qualifying capital investments at industrial facilities in Germany that reduce effluent discharges offset wastewater fees that would otherwise be required to be paid. For more information about our environmental capital expenditures, see “—Environmental”.

In 2012, capital expenditures at the Celgar mill includes a project to recover/recycle chemicals from the mill’s effluent, referred to as the “GAP Project”, while in 2011 such expenditures related to a project to improve the Celgar mill’s fiber line and oxygen delignification process, referred to as the “Oxygen Delignification Project” and the GAP Project. We completed the Celgar Energy Project in 2010 to increase the mill’s production of “green” energy and optimize its power generation capacity. The project cost approximately C$64.7 million (€49.0 million) and included the installation of a second turbine with a design capacity of 48 MW. The project increased the Celgar mill’s installed generating capacity to 100 MW and upgraded the mill’s power boiler and steam facilities.

In October 2009, as part of the GTP, the Canadian government, through Natural Resources Canada, referred to as “NRCan”, agreed to provide approximately C$57.7 million in credits towards the capital costs to improve energy efficiency or effect environmental improvements at the Celgar mill. Of the same, we used approximately C$46.8 million in connection with the Celgar Energy Project. Such credits reduced the cost basis of the assets purchased and were not recorded in our income. The balance of the credits were utilized by the Celgar mill on other qualifying projects. We utilized approximately C$10.9 million of our allocated GTP funding towards the Oxygen Delignification Project and several small projects at our Celgar mill.

Excluding costs for projects financed through government grants, capital expenditures for all of our mills in 2013 are expected to be approximately €32.0 million, comprised principally of expenditures on Project Blue Mill at our Stendal mill and an array of small projects at our other mills.

Environmental

Our operations are subject to a wide range of environmental laws and regulations, dealing primarily with water, air and land pollution control. We devote significant management and financial resources to comply with all applicable environmental laws and regulations. Our total capital expenditures on environmental projects at our mills were approximately €9.3 million in 2012 (approximately €7.1 million in 2011).

We believe we have obtained all required environmental permits, authorizations and approvals for our operations. We believe our operations are currently in substantial compliance with the requirements of all applicable environmental laws and regulations and our respective operating permits.

Under German state environmental rules relating to effluent discharges, industrial users are required to pay wastewater fees based upon the amount of their effluent discharge. These rules also provide that an industrial user which undertakes environmental capital expenditures and lowers certain effluent discharges to prescribed levels may offset the amount of these expenditures against the wastewater fees that they would otherwise be required to pay. We estimate that the aggregate wastewater fees we saved in 2012 as a result of environmental capital expenditures and initiatives to reduce allowable emissions and discharges at our Stendal mill was approximately €4.2 million. The estimated amount of accrued wastewater fees we expect to recover at our Rosenthal mill is approximately €6.6 million. Capital investment programs and other environmental initiatives at our German mills mostly offset the wastewater fees that were payable for 2012 and we believe they will ensure that our operations continue in substantial compliance with prescribed standards.

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

The Stendal mill is in substantial compliance with applicable environmental laws, regulations and permits. Management believes that, as the Stendal mill is a state-of-the-art facility, it will be able to continue to operate in compliance with the applicable environmental requirements.

The Celgar mill has been in substantial compliance with applicable environmental laws, regulations and permits. In 2012, after a hearing, the Celgar mill was required to pay C$30,000 as a fine and C$120,000 as a contribution to a conservation trust fund for environmental projects in respect of a minor 2008 spill of diluted black liquor in the nearby Columbia River. The spill was promptly reported by the mill to authorities at the time of occurrence and remediated to the satisfaction of the overseeing environmental authorities.

The Celgar mill operates two landfills, one of which is an older site that the mill is in the process of decommissioning. The mill is continuing work on finalizing a closure plan for such site and then reviewing such plan with the British Columbia Ministry of Environment, or “MOE”. A portion of this older landfill is still being utilized. We currently expect to finalize our closure plan in 2013 and receive MOE approval for it in 2014. The actual closure activities shall be effected pursuant to a timetable agreed to by the mill and the MOE. The cost of closing the landfill is expected to be approximately €2.4 million.

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

Climate Change

There are differing scientific studies and opinions relating to the severity, extent and speed at which climate change is or may be occurring. As a result, we cannot identify and predict all of the consequences of climate change on our business and operations.

So far, the potential and/or perceived effects of climate change and social and governmental responses to it have created both business opportunities and the potential for negative consequences for our business.

The focus on climate change has generated a substantial increase in demand and in legislative requirements for “carbon neutral” or “green” energy in both Europe and, increasingly, in North America. Pulp mills consume wood residuals, being wood chips and pulp logs, as the base raw material for their production process. Wood chips are residuals left over from lumber production and pulp logs are generally lower quality logs left over from logging that are unsuitable for the production of lumber.

As part of their production process, our mills take wood residuals and process them through a digester where cellulose is separated from the wood to be used in pulp production and the remaining residuals, called “black liquor”, is used for green energy production. As a result of their use of wood residuals and because our mills generate combined heat and power, they are efficient producers of energy. This energy is carbon neutral and produced from a renewable source. Our relatively modern mills generate a substantial amount of energy that is surplus to their requirements.

These factors, along with governmental initiatives in respect of renewable or green energy legislation, have provided business opportunities for us to enhance our generation and sales of green energy to regional utilities. In early 2012 we commenced Project Blue Mill, a project at our Stendal mill to install a new 40 MW steam turbine which we expect will initially produce an additional 109,000 MWh of surplus renewable electricity.

We are constantly exploring other initiatives to enhance our generation and sales of surplus green energy and chemical by-products. Other potential opportunities that may result from climate change include:

•	the expansion of softwood forests and increased growth rates for such forests;

•	more intensive forestry practices and timber salvaging versus harvesting standing timber;

•	greater demand for sustainable energy and cellulosic biomass fuels; and

•	additional governmental incentives and/or legislative requirements to enhance biomass energy production.

At this time, we cannot predict which, if any, of these potential opportunities will be available to, or realized by, us or their economic effect on our business.

While all of the specific consequences to our business from climate change are not yet predictable, the most visible negative consequence is that the focus on renewable energy will continue to create greater demand for the wood residuals or fiber that is consumed by our mills as part of their production process.

In Germany, since 2006, the price and supply of wood residuals have been affected by an increasing demand from alternative or renewable energy producers and governmental initiatives for carbon neutral energy. Over the long term, this non-traditional demand for fiber is expected to increase in Europe. Additionally, the growing interest and focus in British Columbia for renewable green energy is also expected to create additional competition for such fiber in that region over time. Such additional demand for wood residuals may increase the competition and prices for wood residuals over time. See “—Production Costs—Fiber”.

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

Other potential negative consequences from climate change over time that may affect our business include:

•	a greater susceptibility of northern softwood forest to disease, fire and insect infestation;

•	the disruption of transportation systems and power supply lines due to more severe storms;

•	the loss of fresh water transportation for logs and our finished goods inventories due to lower water levels;

•	decreases in quantity and quality of processed water for our mill operations;

•	the loss of northern softwood boreal forests in areas in sufficient proximity to our mills to competitively acquire fiber; and

•	lower harvest levels decreasing the supply of harvestable timber and, as a consequence, wood residuals.

Human Resources

We currently employ approximately 1,500 people. We have approximately 1,044 employees working in our German operations, including our wood procurement, transportation and sales subsidiaries. In addition, there are approximately 16 people employed at the office we maintain in Vancouver, British Columbia, Canada. Celgar currently employs approximately 443 people in its operations, the vast majority of which are unionized.

Rosenthal, which employs approximately 441 people, is bound by collective agreements negotiated with Industriegewerkschaft Bergbau, Chemie, Energie, or “IGBCE”, a national union that represents pulp and paper workers. In December 2011, we successfully negotiated a new agreement with IGBCE substantially upon the same terms as the previous labor contract. The new collective agreement provided for a one-time payment of €200 per employee, an approximately 3.0% wage increase in 2012 and a further 1.6% wage increase in 2013. This collective agreement has an 18-month term and is scheduled to expire in May 2013.

Stendal and its subsidiaries employ approximately 597 people. In 2011, Stendal entered into a seven-year collective agreement with IGBCE effective July 2011. Since, prior to entering into this collective agreement, Stendal’s employees had relatively lower wages compared to their peers at other German pulp mills, this agreement provided for an approximately 5.5% wage increase in 2012. The collective agreement provides for a further 2.5% minimum annual wage increase from 2013 to 2015. The collective agreement is scheduled to expire in 2018.

We negotiated a five-year collective agreement in November 2012, effective May 1, 2012, with our hourly workers at the Celgar mill to replace the collective agreement which expired on April 30, 2012. The agreement provides for lump sum payments of $3,750 for all active employees in 2012 and 2013 and wage increases of 2.0%, 2.5% or 3.0% in each of 2014, 2015 and 2016. The collective agreement is scheduled to expire in April 2017.

We consider the relationships with our employees to be good. Although no assurances can be provided, we have not had any significant work stoppages at any of our operations and we would therefore expect to enter into new labor agreements with our workers when the current labor agreements expire without any significant work stoppages.

Description of Certain Indebtedness

The following summaries of certain material provisions of: (i) our Senior Notes; (ii) the Stendal Loan Facility; (iii) a €17.0 million amortizing term facility at our Stendal mill in respect of Project Blue Mill, referred to as the “Blue Mill Facility”; (iv) the working capital facilities and investment loan associated with our Rosenthal mill; and (v) the Celgar Working Capital Facility, as such terms are referred to below, are not complete and these provisions, including definitions of certain terms, are qualified by reference to the applicable documents and the applicable amendments to such documents on file with the U.S. Securities and Exchange Commission, referred to as the “SEC”.

Senior Notes

In November 2010, we issued $300.0 million in aggregate principal amount of 9.5% Senior Notes due 2017, referred to as the “Senior Notes” to principally refinance our 9.25% Senior Notes due 2013, referred to as the “2013 Senior Notes”. The Senior Notes bear interest at a rate of 9.5% per annum, payable semi-annually in arrears on December 1 and June 1, commencing June 1, 2011. The Senior Notes mature on December 1, 2017. The Senior Notes are our senior unsecured obligations and, accordingly, rank junior in right of payment to all existing and future secured indebtedness and all indebtedness and liabilities of our subsidiaries, equal in right of payment with all of our existing and future unsecured senior indebtedness and senior in right of payment to any current or future subordinated indebtedness. The Senior Notes were issued under an indenture which, among other things, restricts our ability and the ability of our restricted subsidiaries under the indenture to: (i) incur additional indebtedness or issue preferred stock; (ii) pay dividends or make other distributions to our stockholders; (iii) purchase or redeem capital stock or subordinated indebtedness; (iv) make investments; (v) create liens and enter into sale and lease back transactions; (vi) incur restrictions on the ability of our restricted subsidiaries to pay dividends or make other payments to us; (vii) sell assets; (viii) consolidate or merge with or into other companies or transfer all or substantially all of our assets; and (ix) engage in transactions with affiliates. These limitations are subject to important qualifications and exceptions.

In order to take into account the nature of the non-recourse “project financing” of the loan facility for our Stendal mill and to enhance our financing flexibility, the indenture governing our Senior Notes provides for a “Restricted Group” and an “unrestricted group”. The terms of the indenture are applicable to the Restricted Group and are generally not applicable to the unrestricted group. Currently, the Restricted Group is comprised of Mercer Inc., the Rosenthal and Celgar mills and certain holding subsidiaries. The Restricted Group excludes our Stendal mill. The working capital facilities and Rosenthal Investment Loan at our Rosenthal and Celgar mills are obligations of the Restricted Group. The Stendal Loan Facility and Blue Mill Facility are obligations of our unrestricted group.

We have purchased and cancelled an aggregate of approximately $15.6 million in aggregate principal amount of our Senior Notes in connection with our share and debt repurchase program. As at December 31, 2012, approximately $284.4 million in aggregate principal amount of Senior Notes remained outstanding.

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

Pursuant to the Stendal Loan Facility, interest accrues at variable rates between Euribor plus 0.90% and Euribor plus 1.80% per year. The facility provides for Stendal to manage its risk exposure to interest rate risk, currency risk and pulp price risk by way of interest rate swaps, Euro and U.S. dollar swaps and pulp hedging transactions, subject to certain controls, including certain maximum notional and at-risk amounts. Pursuant to the terms of the facility, in 2002 Stendal entered into interest rate swap agreements in respect of borrowings to fix most of the interest costs under the Stendal Loan Facility at a rate of 5.28% plus an applicable margin, until final payment in October 2017.

The tranches are generally repayable in installments and the Stendal Loan Facility matures in September 2017.

In February 2009, we completed an agreement with Stendal’s lending syndicate to amend the Stendal Loan Facility, referred to as the “Amendment”. Pursuant to the Amendment, Stendal’s obligation to repay €164.0 million of scheduled principal payments, referred to as the “Deferred Amount”, is deferred until maturity of the facility in September 2017. Until the Deferred Amount is repaid in full, Stendal may not make distributions, in the form of interest and capital payments on shareholder debt or dividends on equity invested, to its shareholders, including us. The Amendment also provides for a 100% cash sweep, referred to as the “Cash Sweep”, of any excess cash of Stendal which will be used first to fund the DSRA to a level sufficient to service the amounts due and payable under the Stendal Loan Facility during the then following 12 months, or “Fully Funded”, and second to prepay the Deferred Amount. Not included in the Cash Sweep is an amount of €15.0 million which Stendal is permitted to retain for working capital purposes. The DSRA balance as at December 31, 2012 was approximately €33.0 million.

The Amendment implemented a permitted leverage ratio of total debt under the Stendal Loan Facility to EBITDA, or “Senior Debt/EBITDA Cover Ratio”, to be effective from December 31, 2009 and to decline over time from 13.0x on its effective date to 4.5x on June 30, 2017. Subsequently, Stendal’s lending syndicate waived compliance with the permitted leverage ratio for the year ended December 31, 2009. The Amendment also revised the Stendal Loan Facility’s annual debt service cover ratio, or “Annual Debt Ratio”, requirement to be at least 1.1x for the period from December 31, 2011 to December 31, 2013 and 1.2x from January 1, 2014 until maturity.

The Amendment includes the following as events of default:

•	if scheduled debt service for two consecutive half-year periods is partially or wholly financed by drawings from the DSRA and as a result the DSRA is less than 33 1/3% Fully Funded;

•	if the DSRA is fully drawn and Stendal exercises its current six-month principal payment deferral right in respect of the next repayment date;

•	failure to meet the Senior Debt/EBITDA Cover Ratio or Annual Debt Ratio as set out above; or

•

if, from December 31, 2011 until the date the Stendal Loan Facility is fully repaid, Mercer Inc. raises proceeds from an equity financing (subject to certain exceptions) and the DSRA is not Fully Funded and if we fail to contribute the lesser of 50% of the net proceeds raised or €10.0 million to the capital of Stendal.

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

Since completion of the Stendal mill in September 2004, Stendal has repaid €215.0 million of the Stendal Loan Facility. As at December 31, 2012, the principal amount outstanding under the Stendal Loan Facility was €452.9 million.

Blue Mill Facility

In January 2012, our Stendal mill entered into the Blue Mill Facility, being a €17.0 million amortizing term facility, to finance Project Blue Mill. The Blue Mill Facility, 80% of which is guaranteed by the State of Saxony-Anhalt, bears interest at a rate of Euribor plus 3.5% per annum and is scheduled to mature in September 2017. The Blue Mill Facility’s annual debt service cover ratio and permitted ratio of total debt to EBITDA are identical to the Annual Debt Ratio and the Senior Debt/EBITDA Cover Ratio in the Stendal Loan Facility (including cure provisions). There is also a cross default for the Stendal Loan Facility. The Blue Mill Facility will be repaid in nine half-yearly installments, together with accrued interest commencing September 30, 2013 and will be non-recourse to Mercer Inc. This facility was undrawn as at December 31, 2012.

Rosenthal Loan Facilities

Our Rosenthal mill has the following credit facilities:

•

a €25.0 million revolving working capital facility that matures October 2016, referred to as the “Rosenthal Loan Facility”. The Rosenthal Loan Facility consists of a revolving credit facility which may be utilized by way of cash advances or advances by way of letter of credit or bank guarantees. The interest payable on cash advances is Euribor plus 3.5%, plus certain other costs incurred by the lenders in connection with the facility. Each cash advance is to be repaid on the last day of the respective interest period and in full on the termination date and each advance by way of a letter of credit or bank guarantee shall be repaid on the applicable expiry date of such letter of credit or bank guarantee. An interest period for cash advances shall be one, three or six months or any other period as Rosenthal and the lenders may determine. There is also a 1.1% per annum commitment fee on the unused and uncancelled amount of the revolving facility which is payable semi-annually in arrears. This facility is secured by a first ranking security interest on the inventories, receivables and accounts of Rosenthal. It also provides Rosenthal with a hedging facility relating to the hedging of the interest, currency and pulp prices as they affect Rosenthal pursuant to a strategy agreed to by Rosenthal and the lender from time to time. As at December 31, 2012, €23.7 million was available under this facility;

•

a €4.4 million investment loan, referred to as the “Rosenthal Investment Loan”, with a lender, relating to the purchase of a new wash press in 2009 at our Rosenthal mill. The four-year amortizing investment loan bears interest at the rate of Euribor plus 2.75%. Borrowings under this agreement are secured by the wash press equipment. As at December 31, 2012, the principal amount outstanding under the Rosenthal Investment Loan was €1.6 million; and

•

a €3.5 million revolving credit facility for our Rosenthal mill which bears interest at the rate of Euribor plus 3.5%. The facility matures in December 2015. As at December 31, 2012, €2.5 million was available under this facility.

As of December 31, 2012, the total amount of funds available under the working capital facilities associated with the Rosenthal mill was €26.2 million.

Celgar Working Capital Facility

Our Celgar mill has a C$40.0 million revolving working capital credit facility that matures May 2013, referred to as the “Celgar Working Capital Facility”. It is available by way of: (i) Canadian and U.S. denominated advances which bear interest at a designated prime rate plus 2.0% for Canadian advances and at a designated base rate plus 2.0% per annum for U.S. advances; (ii) banker’s acceptance equivalent loans which bear interest at the applicable Canadian dollar bankers’ acceptance rate plus 3.75% per annum; and/or (iii) LIBOR advances which bear interest at the applicable LIBOR plus 3.75% per annum. The Celgar Working Capital Facility also incorporates a C$3.0 million letter of credit sub line. Celgar is also required to pay a 0.5% per annum standby fee monthly in arrears on any unutilized portion of the revolving facility. Availability of drawdowns under the facility is subject to a borrowing base limit that is based upon the Celgar mill’s eligible accounts receivable and inventory levels from time to time. The Celgar Working Capital Facility is secured by, among other things, a first fixed charge on the current assets of Celgar.

As at December 31, 2012, C$24.0 million of funds were available under the Celgar Working Capital Facility.

Internet Availability and Additional Information

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

All websites referred to herein are inactive textual references only, meaning that the information contained on such websites is not incorporated by reference herein and you should not consider information contained on such websites as part of this document unless expressly specified.

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

There are a number of important factors, many of which are beyond our control that could cause actual conditions, events or results to differ significantly from those described in the forward-looking statements. These factors include, but are not limited to, the following:

•	the highly cyclical nature of our business;

•	our level of indebtedness could negatively impact our financial condition and results of operations;

•	a weakening of the global economy could adversely affect our business and financial results and have a material adverse effect on our liquidity and capital resources;

•	cyclical fluctuations in the price and supply of our raw materials could adversely affect our business;

•	we operate in highly competitive markets;

•	we are exposed to currency exchange rate and interest rate fluctuations;

•	we use derivatives to manage certain risks which has caused significant fluctuations in our operating results;

•	we are subject to extensive environmental regulation and we could have environmental liabilities at our facilities;

•	our business is subject to risks associated with climate change and social government responses thereto;

•	our operations require substantial capital and we may be unable to maintain adequate capital resources to provide for such requirements;

•	future acquisitions may result in additional risks and uncertainties in our business;

•

changes in credit ratings issued by nationally recognized statistical rating organizations could adversely affect our cost of financing and have an adverse effect on the market price of our securities;

•	Project Blue Mill might not generate the results we expect;

•	we are subject to risks related to our employees;

•	we rely on German federal and state government grants and guarantees and participate in European statutory programs;

•	we are dependent on key personnel;

•	we may experience material disruptions to our production;

•	if our long-lived assets become impaired, we may be required to record non-cash impairment that could have a material impact on our results of operations;

•	we may incur losses as a result of unforeseen or catastrophic events, including the emergence of a pandemic, terrorist attacks or natural disasters;

•	our insurance coverage may not be adequate;

•	we rely on third parties for transportation services; and

•	the price of our common stock may be volatile.

From time to time, we also provide forward-looking statements in other materials we release as well as oral forward-looking statements. Such statements give our current expectations or forecasts of future events; they do not relate strictly to historical or current facts.

Statements in the future tense, and all statements accompanied by terms such as “may”, “will”, “believe”, “project”, “expect”, “estimate”, “assume”, “intend”, “design”, “anticipate”, “plan”, and variations thereof and similar terms are intended to be forward-looking statements as defined by federal securities law. You can find examples of these statements throughout this annual report on Form 10-K, including in the description of business in “Item 1. Business” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”. While these forward-looking statements reflect our best estimates when made, the following risk factors could cause actual results to differ materially from estimates or projections.

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

The pulp business is highly cyclical in nature and markets are characterized by periods of supply and demand imbalance, which in turn affects prices. Pulp markets are highly competitive and are sensitive to cyclical changes in the global economy, industry capacity and foreign exchange rates, all of which can have a significant influence on selling prices and our operating results. The length and magnitude of industry cycles have varied over time but generally reflect changes in macro-economic conditions and levels of industry capacity. Pulp is a commodity that is generally available from other producers. Because commodity products have few distinguishing qualities from producer to producer, competition is generally based upon price, which is generally determined by supply relative to demand.

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

Demand for pulp has historically been determined primarily by general global macroeconomic conditions and has been closely tied to overall business activity. From 2006 to mid-2008, pulp prices steadily improved. However, the global economic crisis in the latter half of 2008 resulted in a sharp decline of pulp prices from a high of €900 per ADMT to €635 per ADMT at the end of 2008. Pulp prices began to increase in the second half of 2009 and continued to increase to record levels through June of 2010, before declining slightly in the fourth quarter of 2010. Pulp prices again rebounded to record levels in the first half of 2011 but declined sharply in the latter part of the year, primarily due to economic uncertainty in Europe and credit tightening in China. Economic uncertainty in Europe and China, respectively, impacted both demand and prices. In 2012, list prices were on average approximately 15% lower than 2011. At the end of 2012, list prices for NBSK pulp were approximately $810 in Europe, $870 in North America and $655 in China.

Accordingly, prices for pulp are driven by many factors outside our control, and we have little influence over the timing and extent of price changes, which are often volatile. Because market conditions beyond our control determine the price for pulp, prices may fall below our cash production costs, requiring us to either incur short-term losses on product sales or cease production at one or more of our mills. Therefore, our profitability depends on managing our cost structure, particularly raw materials which represent a significant component of our operating costs and can fluctuate based upon factors beyond our control. If the prices of our products decline, or if prices for our raw materials increase, or both, our results of operations and cash flows could be materially adversely affected.

Our level of indebtedness could negatively impact our financial condition and results of operations.

As of December 31, 2012, we had approximately €711.4 million of indebtedness outstanding, of which €452.9 million relates to the Stendal Loan Facility. We may also incur additional indebtedness in the future. Our high debt levels may have important consequences for us, including, but not limited to the following:

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

Certain of the agreements governing our indebtedness, including the Stendal Loan Facility, have covenants that require us to maintain prescribed financial ratios and tests. Failure to comply with such covenants could result in events of default and could have a material adverse effect on our liquidity, results of operations and financial condition.

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

Principally, as pulp demand has historically been determined by general global macroeconomic activities, demand and prices for our product have historically decreased substantially during economic slowdowns. Additionally, restricted credit availability restrains our customers’ ability or willingness to purchase our products resulting in lower revenues. Depending on their severity and duration, the effects and consequences of a global economic downturn could have a material adverse effect on our liquidity and capital resources, including our ability to raise capital, if needed, and otherwise negatively impact our business and financial results.

Cyclical fluctuations in the price and supply of our raw materials could adversely affect our business.

Our main raw material is fiber in the form of wood chips and pulp logs. Such fiber is cyclical in terms of both price and supply. The cost of wood chips and pulp logs is primarily affected by the supply and demand for lumber. Demand for these raw materials is generally determined by the volume of pulp and paper products produced globally and regionally. Since 2006, generally higher energy prices and a focus on, and governmental initiatives related to, “green” or renewable energy have led to an increase in renewable energy projects in Europe, including Germany. Demand for wood residuals from such energy producers, combined with lower harvesting rates, has generally put upward pressure on prices for wood residuals such as wood chips in Germany and its neighboring countries. This has resulted in higher fiber costs for our German mills and such trend could continue to put further upward pressure on wood chip prices.

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

We do not own any timberlands or have any long-term governmental timber concessions and we currently have few long-term fiber contracts at our German operations. Raw materials are available from a number of suppliers and we have not historically experienced material supply interruptions or substantial sustained price increases. However, our requirements have increased and may continue to do so as we expand capacity through capital projects or other efficiency measures at our mills. As a result, we may not be able to purchase sufficient quantities of these raw materials to meet our production requirements at prices acceptable to us during times of tight supply. In addition, the quantity, quality and price of fiber we receive could be affected as a result of industrial disputes, material curtailments or shut-down of operations by suppliers, government orders and legislation (including new taxes or tariffs), weather conditions, acts of God and other events beyond our control. An insufficient supply of fiber or reduction in the quality of fiber we receive would materially adversely affect our business, financial condition, results of operations and cash flow. In addition to the supply of wood fiber, we are dependent on the supply of certain chemicals and other inputs used in our production facilities. Any disruption in the supply of these chemicals or other inputs could affect our ability to meet customer demand in a timely manner and could harm our reputation. Any material increase in the cost of these chemicals or other inputs could have a material adverse effect on our business, results of operations, financial condition and cash flows.

We operate in highly competitive markets.

We sell our pulp globally, with a large percentage sold in Europe, North America and Asia. The markets for pulp are highly competitive. A number of other global companies compete in each of these markets and no company holds a dominant position. Our pulp is considered a commodity because many companies produce similar and largely standardized products. As a result, the primary basis for competition in our markets has been price. Many of our competitors have greater resources and lower leverage than we do and may be able to adapt more quickly to industry or market changes or devote greater resources to the sale of products than we can. There can be no assurance that we will continue to be competitive in the future. Prices for our products are affected by many factors outside of our control and we have no influence over the timing and extent of price changes, which are often volatile. Our profitability with respect to these products depends, in part, on managing our costs, particularly raw material and energy costs which represent significant components of our operating costs and can fluctuate based upon factors beyond our control.

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

In 2002, Stendal entered into variable-to-fixed interest rate swaps to fix interest payments under the Stendal Loan Facility, which has kept Stendal from benefiting from the general decline in interest rates that ensued. These derivatives are marked to market at the end of each reporting period and all unrealized gains and losses are recognized as earnings or losses for the relevant reporting periods.

We use derivatives to manage certain risk which has caused significant fluctuations in our operating results.

We use derivative instruments to limit our exposure to interest rate and pulp price fluctuations. Concurrently with entering into the Stendal financing, Stendal entered into variable-to-fixed rate interest swaps for the full term of our Stendal Loan Facility to manage its interest rate risk exposure with respect to the full principal amount of this facility. Because we effectively fixed the rate on our Stendal Loan Facility, the value of our derivative position moves inversely to interest rates. We have also recently entered into fixed price pulp swap contracts with a bank.

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

In addition, as a result of our operations, we may be subject to remediation, clean-up or other administrative orders or amendments to our operating permits, and we may be involved from time to time in administrative and judicial proceedings or inquiries. Future orders, proceedings or inquiries could have a material adverse effect on our business, financial condition and results of operations. Environmental laws and land use laws and regulations are constantly changing. New regulations or the increased enforcement of existing laws could have a material adverse effect on our business and financial condition. In addition, compliance with regulatory requirements is expensive, at times requiring the replacement, enhancement or modification of equipment, facilities or operations. There can be no assurance that we will be able to maintain our profitability by offsetting any increased costs of complying with future regulatory requirements.

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

Our operations require substantial capital and we may be unable to maintain adequate capital resources to provide for all of our capital requirements.

Our business is capital intensive and requires that we regularly incur capital expenditures to maintain our equipment, improve efficiencies and, as a result of changes to environmental regulations that require capital expenditures, bring our operations into compliance with such regulations. In addition, our senior management and board of directors may approve projects in the future that will require significant capital expenditures. Increased capital expenditures could have a material adverse effect on our cash flow and our ability to satisfy our debt obligations. If our available cash resources and cash generated from operations are not sufficient to fund our operating needs and capital expenditures, we would have to obtain additional funds from borrowings or other available sources or reduce or delay our capital expenditures. Recent global credit conditions and the downturn in the global economy have resulted in a significant decline in the credit markets and the overall availability of credit. Our indebtedness could adversely affect our financial health, limit our operations and impair our ability to raise additional capital. If this occurs, we may not be able to obtain additional funds on favorable terms or at all. If we cannot maintain or upgrade our equipment as may be required from time to time, we may become unable to manufacture products that compete effectively. An inability to make required capital expenditures in a timely fashion could have a material adverse effect on our growth, business, financial condition or results of operations.

Future acquisitions may result in additional risks and uncertainties in our business.

In order to grow our business, we may seek to acquire additional assets or companies. Our ability to pursue selective and accretive acquisitions will be dependent on management’s ability to identify, acquire, and develop suitable acquisition targets in both new and existing markets, but, in certain circumstances, acceptable acquisition targets might not be available. In pursuing acquisition and investment opportunities, we face competition from other companies having similar growth strategies, many of which may have substantially greater resources than us. Competition for these acquisitions or investment targets could result in increased acquisition or investment prices, higher risks and a diminished pool of businesses or assets available for acquisition.

Acquisitions also frequently result in recording of goodwill and other intangible assets, which are subject to potential impairments in the future that could have a material adverse effect on our operating results. Furthermore, the costs of integrating acquired businesses (including restructuring charges associated with the acquisitions, as well as other acquisition costs, such as accounting fees, legal fees and investment banking fees) could significantly impact our operating results.

Although we perform diligence on the businesses we purchase, in light of the circumstances of each transaction, an unavoidable level of risk remains regarding the actual condition of these businesses. We may not be able to ascertain the value or understand the potential liabilities of the acquired businesses and their operations until we assume operating control of the assets and operations of these businesses.

Furthermore, any future acquisitions of businesses or facilities could entail a number of risks, including:

•	problems with the effective integration of operations;

•	inability to maintain key pre-acquisition business relationships;

•	increased operating costs;

•	exposure to substantial unanticipated liabilities; and

•	difficulties in realizing projected efficiencies, synergies and cost savings.

In addition, geographic and other expansions, acquisitions or joint ventures may require significant managerial attention, which may be diverted from our other operations. If we are unsuccessful in overcoming these risks, our business, financial condition or results of operations could be materially and adversely affected.

Changes in credit ratings issued by nationally recognized statistical rating organizations could adversely affect our cost of financing and have an adverse effect on the market price of our securities.

Credit rating agencies rate our debt securities on factors that include our operating results, actions that we take, their view of the general outlook for our industry and their view of the general outlook for the economy. Actions taken by the rating agencies can include maintaining, upgrading or downgrading the current rating or placing the company on a watch list for possible future downgrading. Downgrading the credit rating of our debt securities or placing us on a watch list for possible future downgrading could limit our access to the credit markets, increase our cost of financing and have an adverse effect on the market price of our securities.

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

A material disruption at one of our manufacturing facilities could prevent us from meeting customer demand, reduce our pulp and energy sales and/or negatively impact our results of operations. Any of our mills could cease operations unexpectedly due to a number of events, including:

•	unscheduled maintenance outages;

•	prolonged power failures;

•	equipment failure;

•	employee errors or failures;

•	design error or employee or contractor error;

•	chemical spill or release;

•	explosion of a boiler;

•	disruptions in the transportation infrastructure, including roads, bridges, railway tracks, tunnels, canals and ports;

•	fires, floods, earthquakes or other natural catastrophes;

•	prolonged supply disruption of major inputs;

•	labor difficulties; and

•	other operational problems.

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

If our long-lived assets become impaired, we may be required to record non-cash impairment charges that could have a material impact on our results of operations.

We review the carrying value of long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Should the markets for our products deteriorate or should we decide to invest capital differently or should other cash flow assumptions change, it is possible that we will be required to record non-cash impairment charges in the future that could have a material adverse effect on our results of operations.

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

The price of our common stock may be volatile.

The market price of our common stock may be influenced by many factors, some of which are beyond our control, including those described above and the following:

•	actual or anticipated fluctuations in our operating results or our competitors’ operating results;

•	announcements by us or our competitors of new products, capacity changes, significant contracts, acquisitions or strategic investments;

•	our growth rate and our competitors’ growth rates;

•	the financial market and general economic conditions;

•	changes in stock market analyst recommendations regarding us, our competitors or the forest products industry generally or lack of analyst coverage of our common stock;

•	sales of common stock by our executive officers, directors and significant stockholders; and

•	changes in accounting principles.

In addition, there has been significant volatility in the market price and trading volume of securities of companies operating in the forest products industry that often has been unrelated to the operating performance of particular companies. Some companies that have had volatile market prices for their securities have had securities litigation brought against them. If litigation of this type is brought against us, it could result in substantial costs and would divert management’s attention and resources.

ITEM 1B. UNRESOLVED	STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES

We own the Rosenthal and Celgar mills and the underlying property. The Stendal mill is situated on property owned by Stendal, our 74.9% owned subsidiary. For a description of our mills, please see “Part I.—Item 1. Business—Our Mills and Product”.

We lease offices in Vancouver, British Columbia, Berlin, Arneburg and Hamburg, Germany, and Seattle, Washington.

At the end of 2012, substantially all of the assets relating to the Stendal mill were pledged to secure the Stendal Loan Facility and the Blue Mill Facility. The €3.5 million Rosenthal working capital facility is secured by certain land at the Rosenthal mill. The other working capital loan facilities established for the Rosenthal and Celgar mills are secured by first charges against the inventories and receivables at the respective mills.

ITEM 3.	LEGAL PROCEEDINGS

In October 2005, our wholly-owned subsidiary, Zellstoff Celgar Limited, received a re-assessment for real property transfer tax payable in British Columbia, Canada, in the amount of approximately €3.0 million (C$4.5 million) in connection with the acquisition of the Celgar mill. We are currently contesting the re-assessment and we currently expect the Supreme Court of British Columbia to hold a hearing on this matter in 2013. The reassessment has been fully paid and the amount, if any, that may be reimbursed to us in connection with this matter remains uncertain.

In September of 2010, the Celgar mill received a letter from the Upper Columbia River Natural Resources Trustee Council, an organization consisting of aboriginal groups and US government representatives, referred to as the “Council”, alleging that, based on their preliminary assessment (the “Preliminary Assessment”), between 1961 to 1993, the Celgar mill had discharged chlorinated organic compounds into the Columbia River. The Preliminary Assessment was conducted to evaluate the need to conduct a formal natural resource damage assessment under the U.S. Comprehensive Environmental Response, Compensation and Liability Act, referred to as “CERCLA”. Although we did not acquire the Celgar mill until 2005, and the Celgar mill’s alleged discharges occurred prior to our acquisition of the mill, the Council determined to proceed with a formal natural resource damage assessment under the CERCLA. Although at this time it is unclear as to whether any harm was caused by these alleged discharges and, in any event, we do not believe we are liable, due to the preliminary nature of the assessment, we cannot at this time quantify the costs, if any, associated with this matter.

In January 2012, we served a Notice of Intent to Submit a Claim to Arbitration on the Government of Canada, referred to as the “NAFTA Notice”, for breaches by it of its obligations under the North American Free Trade Agreement, referred to as “NAFTA”. The Company’s NAFTA claim, referred to as the “NAFTA Claim”, relates to its investments in the Celgar mill and arises from the treatment of the Celgar mill’s energy generation assets and operations by the Province of British Columbia, primarily through the actions of B.C. Hydro, a provincially owned and controlled enterprise, and the British Columbia Utilities Commission, a provincial government regulatory agency. Our NAFTA Claim is against the Government of Canada, rather than the Province of British Columbia as, under NAFTA, the Canadian federal government is responsible for the actions of its provinces. Our NAFTA Claim alleges that our Celgar mill has received unfair and discriminatory treatment regarding the mill’s ability to purchase and sell energy compared to other pulp mills and entities that generate and sell electricity within the Province of British Columbia. Subsequent to the filing of the NAFTA Notice, our representatives met with representatives of the Government of Canada and the Province of British Columbia to attempt to settle our NAFTA Claim through consultation and negotiation, as required under NAFTA Article 1118. However, no resolution was achieved. As a result, we served a Request for Arbitration on the Government of Canada under NAFTA in order to meet the applicable filing deadline and to preserve and progress our NAFTA Claim. Under our NAFTA Claim, we are seeking approximately C$250 million in damages consisting of past losses of approximately C$19.0 million per year accruing since 2008 and the net present value of projected losses that would result from the ongoing application of discriminatory Provincial policies should the status quo remain unchanged. Our NAFTA Claim is being instituted under Chapter 11 of NAFTA and will be heard by a tribunal appointed in accordance with Article 1123 of NAFTA. At this time, there can be no assurance whether we will be successful in such claim and we cannot quantify the amount we may recover, if any, under such proceedings if we were successful.

In 2012, as a result of a regular tax field audit for the Stendal mill, German public authorities commenced a preliminary investigation into a past and the current managers of the mill relating to whether certain settlement amounts received by the Stendal mill in 2007, 2010 and 2011 from the main contractor under the Engineering, Procurement and Construction Contract for the construction of the Stendal mill should have reduced the assessment base for the original investment subsidies granted to the mill by German authorities. The payments were made by the contractor to the Stendal mill to settle certain warranty, performance and remediation claims that the Stendal mill made against the contractor after completion of mill construction in 2004. The amounts currently under review aggregate approximately €17.0 million. Investment subsidies received by the Stendal mill were generally based upon a percentage of the assessment base for subsidies of the mill. If the settlement payments received by the Stendal mill result in a reduction of the assessment base for subsidies under applicable German rules there could be a proportionate reduction in the investment subsidies and the difference could be repayable by the Stendal mill. The Stendal mill believes that it has properly recorded the settlement amounts received from the contractor and that the same do not reduce the assessment base for subsidies of the mill. However, at this time, there can be no certainty as to the outcome of the current investigation.

We are also subject to routine litigation incidental to our business. We do not believe that the outcome of such litigation will have a material adverse effect on our business or financial condition.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) Market Information. Our shares are quoted for trading on the NASDAQ Global Market under the symbol “MERC” and listed in U.S. dollars on the Toronto Stock Exchange under the symbol “MRI.U”. The following table sets forth the high and low sale prices of our shares on the NASDAQ Global Market for each quarter in the two-year period ended December 31, 2012:

Fiscal Quarter Ended	High	Low
2012
March 31	$8.80	$6.15
June 30	8.10	5.55
September 30	7.51	5.05
December 31	7.80	6.18

2011
March 31	$14.71	$7.45
June 30	15.27	9.62
September 30	11.34	6.79
December 31	7.59	5.30

(b) Shareholder Information. As at February 13, 2013, there were approximately 308 holders of record of our shares and a total of 55,815,704 shares were outstanding.

(c) Dividend Information. The declaration and payment of dividends is at the discretion of our board of directors. Our board of directors has not declared or paid any dividends on our shares in the past two years and does not anticipate declaring or paying dividends in the foreseeable future.

(d) Equity Compensation Plans. The following table sets forth information as at December 31, 2012 regarding our equity compensation plans approved by our shareholders. As at December 31, 2012, 1,124,957 of our shares were available for future issuance pursuant to grants of options, stock appreciation rights, restricted stock, restricted stock rights, performance shares and performance units under our 2010 Stock Incentive Plan, referred to as the “2010 Plan”, which was adopted in June 2010 and which replaced our 2004 Stock Incentive Plan, referred to as the “2004 Plan”. Our Amended and Restated 1992 Non-Qualified Stock Option Plan expired in 2008.

	Number of Shares to be Issued Upon Exercise of Outstanding Options		Weighted-average Exercise Price of Outstanding Options	Number of Shares Available for Future Issuance Under Plan
2010 Stock Incentive Plan	—		$—	1,124,957	(1)(2)
2004 Stock Incentive Plan	30,000	(3)	$7.30	—
Amended and Restated 1992 Non-Qualified Stock Option Plan	145,000	(4)	$6.35	—	(5)

(1)

As at December 31, 2012, we had 786,129 performance share units outstanding under the 2010 Plan. In February 2011, we awarded 783,395 performance share units under the 2010 Plan which may vest and become issuable into a maximum of 783,395 shares of our common stock only upon the attainment of designated performance objectives over a three year performance period that commenced on January 1, 2011 and will end on December 31, 2013. In February 2011, we awarded 29,180 performance share units under the 2010 Plan. These were subsequently forfeited in 2012, and a cash payment was made as compensation. During 2012, we awarded 55,478 performance share units under the 2010 Plan which may vest and become issuable into a maximum of 55,478 shares of our common stock only upon the attainment of designated performance objectives over a performance period that commenced on January 1, 2011 and will end on December 31, 2013. The scheduled vesting dates for these performance shares units are: 18,238 shares on July 31, 2013; 370,640 shares on January 1, 2014; 197,800 shares on January 1, 2015 and 199,451 shares on January 1, 2016. 64,661 performance share units were forfeited in 2012 and 17,263 shares in 2011.
(2)	As at December 31, 2012, we had 196,500 restricted stock outstanding under the 2010 Plan. In 2011, we issued 238,000 shares of restricted stock under the 2010 Plan, of which 78,000 vested in 2012 and the remaining 160,000 vest in equal amounts over a four-year period between 2013 and 2016. During 2012, we issued 36,500 shares of restricted stock under the 2010 Plan, which vest in June 2013.
(3)	The terms of the 2004 Plan will govern all prior awards granted under such plan until such awards have been cancelled or forfeited or exercised in accordance with the terms thereof.
(4)	Our 1992 Amended and Restated Stock Option Plan expired in 2008 but an aggregate of 145,000 unexercised options that were previously granted under this plan remained outstanding as of December 31, 2012.
(5)	The plan has expired.

Our 2010 Plan provides for options, restricted stock rights, restricted stock, performance shares, performance share units and stock appreciation rights to be awarded to employees, consultants and non-employee directors. The 2010 Plan replaced the Company’s 2004 Plan. However, the terms of the 2004 Plan govern prior awards until all awards granted under the 2004 Plan have been exercised, forfeited, cancelled, expired, or otherwise terminated in accordance with the terms of such plan. The Company may grant up to a maximum of 2,000,000 common shares under the 2010 Plan, plus the number of common shares remaining available for grant pursuant to the 2004 Plan.

We do not have any equity compensation plans that have not been approved by shareholders.

(e) Performance Graph. The following graph shows a five-year comparison of cumulative total shareholder return, calculated on an assumed dividend reinvested basis, for our common stock, the NASDAQ Stock Market Index (the “NASDAQ Index”) and Standard Industrial Classification, or “SIC”, Code Index (SIC Code 2611—pulp mills) (the “Industry Index”). The graph assumes $100 was invested in each of our common stock, the NASDAQ Index and the Industry Index on December 31, 2007. Data points on the graph are annual.

	2007	2008	2009	2010	2011	2012
Mercer International Inc.	100.00	24.52	39.59	98.98	77.91	91.44
SIC Code Index	100.00	29.09	78.01	168.84	270.89	252.09
NASDAQ Stock Market Index	100.00	60.02	87.24	103.08	102.26	120.41

ITEM 6.	SELECTED FINANCIAL DATA

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

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(Euro in thousands, other than per share and per ADMT amounts)
Statement of Operations Data
Revenues
Pulp	€761,854	€831,396	€856,311	€577,298	€689,320
Energy and chemicals	€72,289	€68,079	€49,288	€45,540	€34,358

	€834,143	€899,475	€905,599	€622,838	€723,678
Costs and expenses	€785,138	€788,356	€737,856	€635,637	€710,349
Operating income (loss)	€49,005	€111,119	€167,743	€(12,799)	€13,329
Interest expense	€55,805	€58,995	€67,621	€64,770	€65,756
Gain (loss) on derivative instruments	€3,741	€(1,418)	€1,899	€(5,760)	€(25,228)
Other income (expense)	€(58)	€1,501	€468	€(1,804)	€(1,174)
Income (loss) after income taxes(1)	€(10,491)	€54,006	€94,748	€(72,125)	€(85,540)
Net income (loss) per share(2)
Basic	€(0.22)	€1.00	€2.24	€(1.71)	€(2.00)
Diluted	€(0.22)	€0.89	€1.56	€(1.71)	€(2.00)
Weighted average shares outstanding (in thousands)
Basic	55,597	50,117	38,591	36,297	36,285
Diluted	55,597	56,986	56,963	36,297	36,285
Balance Sheet Data
Current assets	€344,998	€373,226	€356,880	€200,934	€258,901
Current liabilities	€136,425	€126,067	€125,197	€101,784	€104,527
Working capital	€208,573	€247,159	€231,683	€99,150	€154,374
Total assets	€1,183,603	€1,217,250	€1,216,075	€1,083,831	€1,151,600
Long-term liabilities	€768,253	€807,641	€877,315	€896,074	€914,970
Total equity	€278,925	€283,542	€213,563	€85,973	€132,103
Other Data
Pulp sales volume (ADMTs)	1,473,519	1,427,924	1,428,638	1,445,461	1,423,300
Pulp production (ADMTs)	1,468,275	1,453,677	1,426,286	1,397,441	1,424,987
Average pulp price realized (per ADMT)(3)	€511	€574	€591	€393	€478

(1)	We do not report the effect of government grants relating to our assets in our income. These grants reduce the cost basis of the assets purchased. See “Item 1—Business—Capital Expenditures”.
(2)	Attributable to common shareholders.
(3)	Average realized pulp price for the periods indicated reflects customer discounts and pulp price movements between the order and shipment date.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of our operations for the years ended December 31, 2012, 2011 and 2010 is based upon and should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this annual report. This annual report contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those indicated in forward-looking statements. See “Cautionary Note Regarding Forward-Looking Statements”.

Results of Operations

General

We operate in the pulp business and our operations are located in Germany and Western Canada. Our mills have a current combined annual production capacity of approximately 1.5 million ADMTs of NBSK pulp and 259 MW of electrical generation.

Markets for NBSK pulp are global, cyclical and commodity based. Our financial performance depends on a number of variables that impact sales and production costs. Sales and production results for kraft pulp are influenced largely by the market price for NBSK pulp, fiber costs and foreign currency exchange rates. Kraft pulp markets are highly cyclical, with prices determined by supply and demand. In general, kraft pulp is a globally traded commodity. Pricing and demand are influenced by the balance between supply and demand, as affected by global macroeconomic conditions, changes in consumption and industry capacity, the level of customer and producer inventories and fluctuations in exchange rates. The average European list prices for NBSK pulp between 2000 and 2012 ranged from a low of $447 per ADMT in 2002 to a high of $1,030 per ADMT in 2011.

In 2010, the supply/demand balance for softwood market pulp improved due to strong demand in China and supply reductions resulting from the closure of several older mills and the residual effect of earthquakes in Chile. During the year, several increases lifted prices to record levels in the middle of the year. Although pulp list prices continued to increase through the first half of 2011, economic uncertainty in Europe and credit tightening in China resulted in a decline in pulp prices commencing in the fourth quarter of 2011. In 2012, there was continuing economic uncertainty in Europe and credit tightening in China in the first half of the year. Further, in the latter part of 2012, weak demand for paper in Europe resulted in some integrated producers curtailing their paper production and selling their pulp on the market, primarily in China. These factors negatively impacted demand and supply and list prices for NBSK pulp. On average, NBSK list prices in Europe were down approximately 15% in 2012 compared to 2011. At the end of 2012, list prices were approximately $810 in Europe and $870 and $655 in North America and China, respectively, at the end of 2012.

Our sales realizations are list prices, net of customer discounts, commissions and other selling concessions. Our reported average sale price realizations are affected by NBSK price movements between the order and shipment dates.

Surplus energy and chemicals are by-products of our pulp production and the volumes generated and sold are primarily related to the rate of pulp production. Prices for our energy and chemical sales are generally stable and unrelated to cyclical changes in pulp prices.

Production and sales of surplus energy and chemicals are key revenue sources for us. In 2012, 2011 and 2010, our mills generated 710,241 MWh, 652,113 MWh and 520,005 MWh, respectively, of surplus energy, primarily from a renewable carbon-neutral source. Initiatives to increase our generation and sales of surplus renewable energy and chemicals will continue to be a key focus for us. Project Blue Mill at our Stendal mill is expected to both increase pulp production and efficiencies through debottlenecking and increase surplus electricity production by approximately 109,000 MWh. Further initiatives to increase energy generation and chemical sales may require additional capital spending.

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

Overall weak lumber markets in 2010, 2011 and most of 2012 resulted in reduced sawmill activity and log harvesting in the regional fiber baskets for our mills. This has reduced the supply of both wood residuals such as chips and pulp logs. This cyclical supply reduction put upward pressure on fiber prices. Additionally, higher energy prices and a focus on “green” or renewable energy, while benefiting our surplus power sales, has also led to an overall increase in demand for wood residuals from other renewable energy producers such as pellet producers. A recovery in U.S. housing starts which commenced in the latter part of 2012 has resulted in increased sawmill activity and is expected to increase the supply of woodchips for the Celgar mill.

Production costs also depend on the total volume of production. High operating rates and production efficiencies permit us to lower our average cost by spreading fixed costs over more units. Higher operating rates also permit us to increase our generation and sales of surplus renewable energy and chemicals. Our production levels are also dependent on, among other things, the number of days of scheduled and unscheduled downtime at our mills. Unexpected production downtime, which has not materially affected us during any of the periods described in this discussion, can be particularly disruptive in our industry. Our product mix is also important because premium grades of NBSK pulp generally achieve higher prices and profit margins.

Our financial performance for any reporting period is impacted by changes in the U.S. dollar to Euro and Canadian dollar exchange rates and in interest rates. Changes in currency rates affect our operating results because the price for our principal product, NBSK pulp, is generally based on a global industry benchmark that is quoted in U.S. dollars, even though a significant portion of the sales from our German mills is invoiced in Euros and we report our results in Euros. Therefore, a weakening of the U.S. dollar against the Euro and the Canadian dollar will generally reduce the amount of our pulp operations’ revenues. Most of our operating costs at our German mills, including our debt obligations under the Stendal Loan Facility, are incurred in Euros. Most of our operating costs at the Celgar mill, including the mill’s working capital facility, are in Canadian dollars. These costs do not fluctuate with the U.S. dollar to Euro or Canadian dollar exchange rates. Thus, a weakening of the U.S. dollar against the Euro and the Canadian dollar tends to reduce our sales revenue, gross profit and income from operations. Conversely, an increase in the U.S. dollar versus the Euro and the Canadian dollar positively impacts our revenues and increases our operating margins and cash flow.

We also periodically enter into interest rate, foreign currency, pulp price and energy price derivative contracts to partially protect against the effect of such changes. Gains or losses on such derivatives are included in our earnings, either as they are settled or as they are marked to market for each reporting period. Stendal, as required under the Stendal Loan Facility, entered into variable-to-fixed rate interest swaps, referred to as the “Stendal Interest Rate Swap Contract”, in August 2002 to fix the interest rate on such indebtedness for the full term of the Stendal Loan Facility. Changes in long-term interest rates result in our recording unrealized non-cash gains or losses on the Stendal Interest Rate Swap Contract when it is marked to market on a quarterly basis. See “Quantitative and Qualitative Disclosures about Market Risk”.

Significant Actions

In 2012, we took the following significant actions:

•

Commenced Project Blue Mill at our Stendal mill. The project is expected to increase the mill’s production of pulp and green energy. When completed in the latter part of 2013, it should further enhance our stable stream of income from energy and chemical sales;

•	Completed an upgrade to the Rosenthal mill’s recovery boiler in the second quarter of 2012 to reduce the mill’s emissions, increase production capacity and lower operating costs; and

•	Continued to improve mill operations and efficiencies, which allowed us to achieve record annual pulp production and energy generation.

Current Market Environment

Economic uncertainty in Europe and China negatively impacted demand and list prices for NBSK pulp through 2012. In the fourth quarter of 2012, although supply and demand were balanced, prices were generally stagnant with only modest price increases.

We believe that the market is currently balanced and we currently expect that a modest price recovery will continue in 2013. As pulp prices are highly cyclical, there can be no assurance that prices will not decline in the future.

Summary Financial Highlights

	Year Ended December 31,
	2012	2011	2010
	(in thousands of Euros, other than per share amounts)
Pulp revenues	€761,854	€831,396	€856,311
Energy and chemical revenues	72,289	68,079	49,288
Operating income	49,005	111,119	167,743
Gain (loss) on derivative instruments	3,741	(1,418)	1,899
Foreign exchange gain (loss) on debt	—	1,175	(6,126)
Income tax benefit (provision)	(7,293)	695	5,879
Net income (loss)(1)	(12,185)	50,075	86,279
Net income (loss) per share(1)
Basic	€(0.22)	€1.00	€2.24
Diluted	€(0.22)	€0.89	€1.56

(1)	Attributable to common shareholders.

Selected Production, Sales and Other Data

Selected production, sales and exchange rate data for the periods indicated:

	Year Ended December 31,
	2012	2011	2010
Consolidated
Pulp Production (‘000 ADMTs)	1,468.3	1,453.7	1,426.3
Scheduled Production Downtime (‘000 ADMTs)	50.9	52.4	43.5
Scheduled Production Downtime (days)	40	35	31
Pulp Sales (‘000 ADMTs)	1,473.5	1,427.9	1,428.6
Average NBSK pulp list prices in Europe ($/ADMT)(1)	$813	$956	$938
Average NBSK pulp list prices in Europe (€/ADMT)	€632	€687	€707
Average pulp sales realizations (€/ADMT)(2)	€511	€574	€591
Energy Production (‘000 MWh)	1,704.1	1,640.4	1,444.1
Energy Sales (‘000 MWh)	710.2	652.1	520.0
Average energy sales realizations (€/MWh)	€85	€89	€85
Average Spot Currency Exchange Rates
€ / $(3)	0.7782	0.7186	0.7541
C$ / $(3)	0.9995	0.9887	1.0298
C$ / €(4)	1.2850	1.3761	1.3671

(1)	Source: RISI pricing report.

(2)	Average realized pulp price for the periods indicated reflect customer discounts and pulp price movements between the order and shipment date.
(3)	Average Federal Reserve Bank of New York noon spot rate over the reporting period.
(4)	Average Bank of Canada noon spot rate over the reporting period.

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

In the year ended December 31, 2012, pulp revenues decreased by approximately 8% to €761.9 million from €831.4 million in 2011, primarily due to lower average pulp sales realizations, partially offset by higher pulp sales volumes and a stronger U.S. dollar relative to the Euro. In 2012, there was continuing economic uncertainty in Europe and credit tightening in China in the first half of the year. Further, in the latter part of 2012, weak demand for paper in Europe resulted in some integrated producers curtailing their paper production and selling their pulp on the market, primarily in China. These factors negatively impacted demand and supply and list prices for NBSK pulp. NBSK pulp prices remained relatively stable during the first quarter of 2012 before decreasing in the middle part of the year and were generally stagnant in the latter part of 2012.

In 2012, surplus energy and chemicals sales increased by approximately 6% to an annual record of €72.3 million from €68.1 million in 2011, primarily as a result of record pulp production. In 2012, tall oil, which had previously been classified as an offset to operating costs, has been included with revenues as we currently expect proceeds from the sale of tall oil to remain stable in future periods.

List prices for NBSK pulp in Europe averaged approximately $813 (€632) per ADMT in 2012, compared to $956 (€687) per ADMT in 2011. At the end of 2012, list prices were $810 (€614) per ADMT in Europe and $870 (€660) and $655 (€497) per ADMT in North America and China, respectively. Average pulp sales realizations decreased by approximately 11% to €511 per ADMT in 2012 from €574 per ADMT in 2011, primarily due to lower pulp prices, only partially offset by a stronger U.S. dollar relative to the Euro. At the end of 2012, reported global inventories for softwood kraft were approximately 29 days’ supply, while at the end of 2011 inventories for softwood kraft were approximately 36 days’ supply.

Pulp sales volume increased by approximately 3% to a record 1,473,519 ADMTs in 2012 from 1,427,924 ADMTs in 2011, primarily as a result of increased sales to China in 2012.

Pulp production increased to a record level of 1,468,275 ADMTs in 2012 from 1,453,677 ADMTs in 2011, primarily due to increased pulp production at our Stendal and Celgar mills. In 2012 and 2011, we took a total of 40 and 35 days scheduled maintenance downtime, respectively, at our mills and expect to take approximately 35 days in 2013.

Costs and expenses marginally decreased to €785.1 million in the year ended December 31, 2012 from €788.4 million in 2011, primarily due to lower fiber costs, partially offset by higher pulp sales volumes in 2012. Our costs and expenses in 2012 included approximately €13.9 million for regularly scheduled maintenance costs, compared to €17.4 million in 2011. Several competing producers and members of the peer group that we benchmark our performance against now report their financial results in accordance with International Financial Reporting Standards which permit a significant portion of such maintenance costs to be capitalized instead of expensed. Such costs are not charged to EBITDA by the peer group companies but instead are expensed as depreciation.

On average, in 2012, our per unit fiber costs decreased by approximately 7% compared to 2011, primarily due to lower fiber costs in Germany caused by decreased demand from the European particle board industry and other regional residual fiber users. Fiber costs at our Celgar mill were higher, primarily due to the impact of foreign exchange changes more than offsetting improved wood chip availability for the region. We currently expect fiber costs at our German mills to increase slightly in the short—to mid-term, primarily due to higher demand from pellet and board producers which has been compounded by winter weather conditions limiting wood supply, though we expect these costs to be partially offset by price decreases in Canada as a result of strong sawmill activity in British Columbia.

Operating depreciation and amortization increased to €57.8 million in 2012 from €55.8 million in 2011. Selling, general and administrative expenses marginally decreased to €38.3 million in 2012 from €38.8 million in 2011.

For the year ended December 31, 2012, operating income decreased to €49.0 million from €111.1 million in 2011, primarily due to lower average pulp sales realizations, partially offset by a stronger U.S. dollar relative to the Euro and lower fiber costs.

Interest expense in 2012 decreased to €55.8 million from €59.0 million in 2011, primarily due to reduced debt levels associated with our Stendal mill and the conversion of our remaining convertible notes in 2011.

Transportation costs increased to €71.8 million in 2012 from €67.8 million in 2011, primarily as a result of higher sales volumes and the impact of foreign exchange on our shipments from Celgar.

In 2012, we recorded an unrealized gain of €1.7 million on the Stendal Interest Rate Swap Contract, compared to an unrealized loss of €1.4 million in 2011, which was primarily the result of an increase in short-term European interest rates. We entered into various fixed pulp swap contracts with a bank in 2012. Under the first contract, 5,000 metric tonnes, referred to as “MT”, of pulp per month was fixed at a price of $915 per MT for each month between May and December of 2012. Under contracts entered into in November 2012, 3,000 MT of pulp per month is fixed at prices ranging from $880 to $890 per MT per month and expire in December 2013. We recorded a gain of approximately €2.0 million related to these swap contracts during the year ended December 31, 2012.

A portion of our long-term debt is denominated and repayable in foreign currencies, principally U.S. dollars. In 2012, we recorded neither a foreign exchange loss or gain on our debt, compared to a gain of €1.2 million in 2011.

We recorded losses on the extinguishment of debt of €0.1 million in each of 2012 and 2011, primarily in connection with the purchase and extinguishment of some of our outstanding Senior Notes.

In 2012, the noncontrolling shareholder’s proportionate interest in the Stendal mill’s income was €1.7 million, compared to €3.9 million in 2011.

In 2012, deferred tax recoveries were €0.1 million, compared to deferred tax recoveries of €2.4 million in 2011, primarily due to the timing of recognizing deferred tax assets based on forecasted income.

In 2012, we reported net loss of €12.2 million, or €0.22 per basic and diluted share. This included an unrealized non-cash gain of €1.7 million on Stendal interest rate derivatives and a realized gain of €1.2 million and an unrealized gain of €0.8 million on pulp price derivatives. In 2011, we reported net income of €50.1 million, or €1.00 per basic and €0.89 per diluted share. This included a non-cash loss of €1.4 million on our Stendal Interest Rate Swap Contract.

In 2012, “Operating EBITDA” decreased to €107.1 million from €167.1 million in 2011. Operating EBITDA is defined as operating income (loss) plus depreciation and amortization and non-recurring capital asset impairment charges. Management uses Operating EBITDA as a benchmark measurement of its own operating results, and as a benchmark relative to its competitors. Management considers it to be a meaningful supplement to operating income as a performance measure primarily because depreciation expense and non-recurring capital asset impairment charges are not an actual cash cost, and depreciation expense varies widely from company to company in a manner that management considers largely independent of the underlying cost efficiency of their operating facilities. In addition, we believe Operating EBITDA is commonly used by securities analysts, investors and other interested parties to evaluate our financial performance.

Operating EBITDA does not reflect the impact of a number of items that affect our net income (loss) attributable to common shareholders, including financing costs and the effect of derivative instruments. Operating EBITDA is not a measure of financial performance under the accounting principles generally accepted in the United States of America, referred to as “GAAP”, and should not be considered as an alternative to net income (loss) or income (loss) from operations as a measure of performance, nor as an alternative to net cash from operating activities as a measure of liquidity.

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

The following table provides a reconciliation of net income (loss) attributable to common shareholders to operating income and Operating EBITDA for the periods indicated:

	Year Ended December 31,
	2012	2011
	(in thousands)
Net income (loss) attributable to common shareholders	€(12,185)	€50,075
Net income attributable to noncontrolling interest	1,694	3,931
Income tax provision (benefit)	7,293	(695)
Interest expense	55,805	58,995
Loss (gain) on derivative financial instruments	(3,741)	1,418
Loss on extinguishment of debt	81	71
Foreign exchange gain on debt	—	(1,175)
Other expense (income)	58	(1,501)

Operating income	49,005	111,119
Add: Depreciation and amortization	58,052	56,005

Operating EBITDA	€107,057	€167,124

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

In the year ended December 31, 2011, pulp revenues decreased by approximately 3% to €831.4 million from a record €856.3 million in 2010, primarily due to a weaker U.S. dollar relative to the Euro. Pulp prices were higher in the first half of 2011 before declining in the second half because of economic uncertainty in Europe and credit tightening in China. In 2011, revenues from the sale of excess energy and chemicals increased by approximately 38% to €68.1 million from €49.3 million in 2010 due to record energy sales at all of our mills.

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

Pulp production increased to a record level of 1,453,677 ADMTs in 2011 from 1,426,286 ADMTs in 2010, primarily as a result of record annual pulp production at our German mills. In 2011 and 2010, we took a total of 35 and 31 days scheduled maintenance downtime, respectively, at our mills.

Costs and expenses increased to €788.4 million in the year ended December 31, 2011 from €737.9 million in 2010, primarily due to higher fiber costs.

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

In 2011, “Operating EBITDA” decreased to €167.1 million from €224.0 million in 2010. See the discussion of our results for the year ended December 31, 2012 compared to the year ended December 31, 2011 for the definition of Operating EBITDA, significant limitations in Operating EBITDA as an analytical tool and additional information relating to such limitations of Operating EBITDA.

The following table provides a reconciliation of net income attributable to common shareholders to operating income and Operating EBITDA for the periods indicated:

	Year Ended December 31,
	2011	2010
	(in thousands)
Net income attributable to common shareholders	€50,075	€86,279
Net income attributable to noncontrolling interest	3,931	8,469
Income tax benefits	(695)	(5,879)
Interest expense	58,995	67,621
Loss (gain) on derivative financial instruments	1,418	(1,899)
Foreign exchange (gain) loss on debt	(1,175)	6,126
Loss on extinguishment of debt	71	7,494
Other income	(1,501)	(468)

Operating income	111,119	167,743
Add: Depreciation and amortization	56,005	56,231

Operating EBITDA	€167,124	€223,974

Sensitivities

Our earnings are sensitive to, among other things, fluctuations in:

NBSK Pulp Price. NBSK pulp is a global commodity that is priced in U.S. dollars, whose markets are highly competitive and cyclical in nature. As a result, our earnings are sensitive to NBSK pulp price changes. Based upon our 2012 sales volume (and assuming all other factors remained constant), each $10.00 per tonne change in NBSK pulp prices yields a change in Operating EBITDA of approximately €11.5 million.

Foreign Exchange. As NBSK pulp is principally quoted in U.S. dollars, the amount of revenues we generate fluctuates with changes in the value of the U.S. dollar to the Euro. Based upon our 2012 revenues, each €0.01 change in the value of the U.S. dollar yields a change in annual gross sales revenue of approximately €9.8 million.

Seasonal Influences. We are exposed to fluctuations in quarterly sales volumes and expenses due to seasonal factors. These factors are common in the NBSK pulp industry. We generally have weaker pulp demand in Europe during the summer holiday months and in China in the period relating to its lunar new year. We typically have a seasonal build-up in raw material inventories in the early winter months as the mills build up their fiber supply for the winter when there is reduced availability.

Liquidity and Capital Resources

Summary of Cash Flows

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Net cash provided by (used in) operating activities	€45,973	€111,055	€91,279
Net cash provided by (used in) investing activities	(23,838)	(46,318)	(36,049)
Net cash provided by (used in) financing activities	(22,865)	(60,064)	(6,128)
Effect of exchange rate on changes in cash and cash equivalents	(103)	1,377	(1,371)

Net increase (decrease) in cash and cash equivalents	€(833)	€6,050	€47,731

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

Cash provided by operating activities in 2012 declined to €46.0 million from €111.1 million in 2011 and €91.3 million in 2010 due to decreased operating income as a result of lower average pulp sales realizations. A decrease in receivables, excluding non-cash items, provided cash of €8.4 million in 2012, compared to increases in receivables using cash of €1.6 million in 2011 and €40.0 million in 2010. A decrease in inventories provided cash of €1.3 million in 2012, compared to increases in inventories using cash of €17.7 million in 2011 and €24.5 million in 2010. A decrease in accounts payable and accrued expenses used cash of €14.0 million in 2012, compared to an increase in accounts payable and accrued expenses providing cash of €14.3 million in 2011 and a decrease in accounts payable and accrued expenses using cash of €3.1 million in 2010.

Cash Flows from Investing Activities. Investing activities in 2012 used cash of €23.8 million, primarily related to capital expenditures of €36.7 million. The maturity of government bonds in 2012 provided cash of €12.2 million. Investing activities in 2011 used cash of €46.3 million, primarily due to capital spending of €37.8 million and the purchase of marketable securities of €12.2 million. Investing activities in 2010 used cash of €36.0 million, primarily due to capital spending of €38.3 million.

In 2012, capital expenditures, primarily related to Project Blue Mill and the recovery boiler upgrade at our Rosenthal mill, used cash of €36.7 million. In 2011, capital expenditures, primarily related to various projects at our mills, used cash of €37.8 million. In 2010, capital expenditures, primarily related to the Celgar Energy Project, used cash of €38.3 million.

Cash Flows from Financing Activities. In 2012, financing activities used net cash of €22.9 million, primarily due to €24.6 million used to repay principal under the Stendal Loan Facility and €1.6 million to purchase and extinguish some of our Senior Notes. In 2012, we received €3.9 million in government grants. In 2011, financing activities used net cash of €60.1 million, primarily due to using cash of €15.2 million to redeem all of our remaining 2013 Senior Notes, €23.2 million to repay principal under the Stendal Loan Facility, €14.7 million to repay the balance of our Celgar Working Capital Facility, €7.5 million to purchase shares of our common stock and €9.7 million to purchase and extinguish some of our Senior Notes. In 2011, we received

€14.2 million in government grants. In 2010, financing activities used net cash of €6.1 million, primarily due to cash used to repurchase our 2013 Senior Notes and €13.9 million in cash used to pay down the Stendal Loan Facility, partially offset by the receipt of €16.7 million in government grants for the Celgar Energy Project and the proceeds received from the sale of the Senior Notes.

Balance Sheet Data

The following table is a summary of selected financial information for the dates indicated:

	December 31,
	2012	2011
	(in thousands)
Financial Position
Cash and cash equivalents	€104,239	€105,072
Marketable securities	184	12,372	(1)
Working capital	208,573	247,159
Total assets	1,183,603	1,217,250
Long-term liabilities	768,253	807,641
Total equity	278,925	283,542

(1)	Principally comprised of German federal government bonds with a maturity of less than one year.

Sources and Uses of Funds

Our principal sources of funds are cash flows from operations, cash and cash equivalents on hand and the revolving working capital loan facilities for our Celgar and Rosenthal mills. Our principal uses of funds consist of operating expenditures, payments of principal and interest on the Stendal Loan Facility, capital expenditures and interest payments on our outstanding Senior Notes.

As at December 31, 2012, our cash and cash equivalents were €104.2 million, compared to cash and cash equivalents and short-term German federal government bonds aggregating €117.3 million at the end of 2011.

As at December 31, 2012, we had approximately €26.2 million and C$24.0 million available under our Rosenthal and Celgar facilities, respectively.

In 2013, excluding amounts being financed through government grants, we currently expect capital expenditures to be approximately €29.0 million, primarily related to Project Blue Mill and various smaller projects at all of our mills. In 2012, we committed to implementing Project Blue Mill at a cost of €40.0 million, which will primarily be funded through €12.0 million of non-refundable German government grants and the €17.0 million Blue Mill Facility. The balance of Project Blue Mill will be funded through operating cash flow of the Stendal mill and up to an aggregate €6.5 million in pro rata shareholder loans from us and Stendal’s noncontrolling shareholder.

As at December 31, 2012, other then planned capital expenditures, we had no material commitments to acquire assets or operating businesses.

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

In the future we may make acquisitions of businesses or assets or commitments to additional capital projects. To achieve the long-term goals of expanding our assets and earnings, including through acquisitions, capital resources will be required. Depending on the size of a transaction, the capital resources that will be required can be substantial. The necessary resources will be generated from cash flow from operations, cash on hand, borrowing against our assets or the issuance of securities.

Debt and Debt Covenants

We had the following amounts outstanding under our debt facilities as at the dates indicated:

	December 31,
	2012	2011
	(in thousands)
Rosenthal Loan Facility	€—	€—
Rosenthal Investment Loan	1,632	2,719
Rosenthal revolving €3.5 million facility	—	—
Celgar Working Capital Facility	4,574	—
Senior Notes	215,670	220,753
Stendal Loan Facility	452,907	477,490
Blue Mill Facility	—	n/a

For a description of such indebtedness, see “Item 1—Business—Description of Certain Indebtedness”.

Certain of our long-term obligations contain various financial tests and covenants customary to these types of arrangements.

The Stendal Loan Facility contains an annual debt service cover ratio which, pursuant to the terms of the Amendment, must not fall below 1.1x for the period from December 31, 2011 to December 31, 2013 and 1.2x for the period after January 1, 2014 until maturity on September 30, 2017. The Amendment also implements a permitted leverage ratio of total debt to EBITDA which is effective from December 31, 2009. This ratio is set to decline over time from 13.0x on its effective date to 4.5x on June 30, 2017. Failure to comply with either ratio constitutes an event of default, but may be cured by the shareholders of Stendal with a once-per-fiscal-year ratio deficiency cure through a capital contribution or subordinated loan in the amount necessary to cure such deficiency. The Stendal Blue Mill Facility requires the Stendal mill to maintain similar debt service and leverage ratios as the Stendal Loan Facility and contains similar cure provisions.

Under the Rosenthal Loan Facility, our Rosenthal mill must not exceed a ratio of net debt to EBITDA of 3:1 in any 12-month period and there must be a ratio of EBITDA to interest expense equal to or in excess of 1.2:1.0 for each 12 month period. Additionally, current assets to current liabilities must equal or exceed 1.1:1.0.

The Celgar Working Capital Facility includes a covenant that, for so long as the excess amount under the facility is less than C$2.0 million, then until it becomes equal to or greater than such amount, the Celgar mill must maintain a fixed charge coverage ratio of not less than 1.1:1.0 for each 12-month period.

The Stendal Loan Facility is provided by a syndicate of eleven financial institutions, the Stendal Blue Mill Facility by two financial institutions and each of our Celgar Working Capital Facility and our Rosenthal Loan Facility are provided by one financial institution. To date we have not experienced any reductions in credit availability with respect to these credit facilities. However, if any of these financial institutions were to default on their commitment to fund, we could be adversely affected.

The indenture governing the Senior Notes does not contain any financial maintenance covenants and there are no scheduled principal payments until maturity. We pay interest on our Senior Notes at the rate of 9.5% on June 1 and December 1 of each year and they mature in December 2017.

As at December 31, 2012, we were in full compliance with all of the covenants of our indebtedness.

Off-Balance-Sheet Activities

At December 31, 2012 and 2011, we had no off-balance-sheet arrangements.

Contractual Obligations and Commitments

The following table sets out our contractual obligations and commitments as at December 31, 2012.

	Payments Due By Period
Contractual Obligations(8)	2013	2014-2015	2016-2017	Beyond 2017	Total
	(in thousands)
Long-term debt(1)	€5,662	€544	€252,290	€—	€258,496
Debt, Stendal(2)	40,000	84,000	328,907	—	452,907
Interest on debt(3)	41,854	65,078	73,507	—	180,439
Capital lease obligations(4)	1,998	2,807	2,048	2,900	9,753
Operating lease obligations(5)	2,973	3,080	1,803	1,553	9,409
Purchase obligations(6)	14,911	1,484	852	331	17,578
Other long-term liabilities(7)	2,194	1,557	1,812	5,615	11,178

Total	€109,592	€158,550	€661,219	€10,399	€939,760

(1)	This reflects the future principal payments due under our long-term debt obligations, but excludes the Stendal Loan Facility. See “Item 1—Business—Description of Certain Indebtedness”, footnote 2 below and Note 8 to our annual financial statements included herein for a description of such indebtedness.
(2)	This reflects principal only in connection with the Stendal Loan Facility. See “Item 1—Business—Description of Certain Indebtedness” and Note 8 to our annual financial statements included herein for a description of such indebtedness. This does not include amounts associated with derivatives entered into in connection with the Stendal Loan Facility. See “Item 7A—Quantitative and Qualitative Disclosure about Market Risk” for information about our derivatives.
(3)	Amounts presented for interest payments include guarantee fees, and assume that all debt outstanding as of December 31, 2012 will remain outstanding until maturity, and interest rates on variable rate debt in effect as of December 31, 2012 will remain in effect until maturity.
(4)	Capital lease obligations relate to transportation vehicles and production equipment. These amounts reflect principal and interest.
(5)	Operating lease obligations relate to transportation vehicles and other production and office equipment.
(6)	Purchase obligations relate primarily to take-or-pay contracts, including for purchases of raw materials, made in the ordinary course of business. This includes approximately €14.0 million of capital commitments in 2013 related to our Project Blue Mill.
(7)	Other long-term liabilities relate primarily to future payments that will be made for post-employment benefits other than pensions. Those amounts are estimated using actuarial assumptions, including expected future service, to project the future obligations. Additionally, the balance also includes pension funding which is calculated on an annual basis. Consequently, the 2013 amount includes €1.5 million related to pension funding.
(8)	We have identified approximately €4.3 million of asset retirement obligations. However, due to the uncertain timing related to these potential liabilities, we are unable to allocate the payments in the contractual obligations table.

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

In the year ended December 31, 2012, we reported a net €4.5 million foreign currency translation gain and, as a result, the cumulative foreign exchange translation gain reported within accumulated other comprehensive income (loss) increased to €41.0 million at December 31, 2012. In the year ended December 31, 2011, we reported a net €2.3 million foreign currency translation loss.

Based upon the exchange rate at December 31, 2012, the U.S. dollar has decreased by approximately 2% in value against the Euro since December 31, 2011. See “Item 7A—Quantitative and Qualitative Disclosures about Market Risk”.

Results of Operations of the Restricted Group under Our Senior Note Indenture

General

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

Summary Financial Highlights for the Restricted Group

	Year Ended December 31,
	2012	2011	2010
	(in thousands of Euros, other than per share amounts)
Pulp revenues	€423,943	€473,992	€490,020
Energy and chemical revenues	28,489	25,473	15,145
Operating income	7,631	62,943	93,691
Gain (loss) on derivative instruments	2,028	—	—
Foreign exchange gain (loss) on debt	—	1,175	(6,126)
Income tax benefit (provision)	(5,482)	(4,614)	8,651
Net income (loss)	(14,221)	39,809	62,327

Selected Production, Sales and Other Data for the Restricted Group

Selected production, sales and exchange rate data for the Restricted Group for the periods indicated:

	Year Ended December 31,
	2012	2011	2010
Restricted Group
Pulp Production (‘000 ADMTs)	828.0	832.4	826.3
Scheduled Production Downtime (‘000 ADMTs)	32.8	24.5	25.3
Scheduled Production Downtime (days)	30	20	21
Pulp Sales (‘000 ADMTs)	826.9	823.2	826.3
Average NBSK pulp list prices in Europe ($/ADMT)(1)	$813	$956	$938
Average NBSK pulp list prices in Europe (€/ADMT)	€632	€687	€707
Average pulp sales realizations (€/ADMT)(2)	€512	€575	€592
Energy Production (‘000 MWh)	930.1	893.7	718.6
Energy Sales (‘000 MWh)	341.6	301.4	194.2
Average energy sales realizations (€/MWh)	€83	€85	€78
Average Spot Currency Exchange Rates
€ / $(3)	0.7782	0.7186	0.7541
C$ / $(3)	0.9995	0.9887	1.0298
C$ / €(4)	1.2850	1.3761	1.3671

(1)	Source: RISI pricing report.

(2)	Average realized pulp price for the periods indicated reflect customer discounts and pulp price movements between the order and shipment date.
(3)	Average Federal Reserve Bank of New York noon spot rate over the reporting period.
(4)	Average Bank of Canada noon spot rate over the reporting period.

Restricted Group Results

The following is a discussion of the results of operations and financial condition of the Restricted Group. For further information regarding the Restricted Group including, without limitation, a reconciliation to our consolidated results of operations, see Note 20 of the consolidated financial statements included in this annual report on Form 10-K.

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Pulp revenues for the Restricted Group for the year ended December 31, 2012 decreased by approximately 11% to €423.9 million from €474.0 million in the comparative period of 2011, primarily due to lower average pulp sales realizations, partially offset by higher sales volumes and a stronger U.S. dollar relative to the Euro. The U.S. dollar was approximately 8% stronger versus the Euro in 2012 compared to 2011.

In 2012, revenues from the sale of excess energy increased by approximately 12% to a record €28.5 million from €25.5 million in 2011, primarily due to record annual energy sales at both our Rosenthal and Celgar mills.

Pulp prices were lower in 2012 than in 2011. Average list prices for NBSK pulp in Europe were $813 (€632) per ADMT in 2012, compared to $956 (€687) per ADMT in 2011. In China, average list prices were $655 (€497) per ADMT in 2012 and $834 (€599) per ADMT in 2011. In 2012, average pulp sales realizations for the Restricted Group decreased by approximately 11% to €512 per ADMT from €575 per ADMT in the previous year.

Pulp sales volume of the Restricted Group marginally increased to 826,921 ADMTs in 2012 from 823,183 ADMTs in 2011.

Pulp production for the Restricted Group decreased to 827,977 ADMTs in 2012 from 832,396 ADMTs in 2011. In 2012 and 2011, our Celgar and Rosenthal mills had an aggregate of 30 days (approximately 32,800 ADMTs) and 20 days (approximately 24,500 ADMTs) of scheduled maintenance downtime, respectively, and expect to take approximately 23 days in 2013.

Costs and expenses for the Restricted Group in 2012 increased to €444.8 million from €436.5 million in 2011, primarily due to foreign exchange and higher sales volumes, partially offset by lower fiber costs during the year. The Restricted Group’s costs and expenses in 2012 included approximately €7.5 million for regularly scheduled maintenance costs, compared to €9.8 million in 2011. Several competing producers and members of the peer group that we benchmark the Restricted Group’s performance against now report their financial results in accordance with International Financial Reporting Standards which permit a significant portion of such maintenance costs to be capitalized instead of expensed. Such costs are not charged to EBITDA by the peer group companies but instead are expensed as depreciation.

Overall, per unit fiber costs of the Restricted Group decreased by approximately 3% in 2012 compared to 2011, primarily due to decreased fiber costs in Germany, partially offset by increased fiber costs in Canada.

In 2012, operating depreciation and amortization for the Restricted Group increased to €31.2 million from €29.8 million in the same period last year. Selling, general and administrative expenses marginally increased to €24.6 million from €24.1 million in 2011.

In 2012, the Restricted Group reported operating income of €7.6 million, compared to operating income of €62.9 million in 2011, primarily due to lower average pulp sales realizations, partially offset by a stronger U.S. dollar relative to the Euro and lower fiber costs in 2012.

Transportation costs for the Restricted Group marginally increased to €51.4 million in 2012 from €50.8 million in 2011.

Interest expense for the Restricted Group decreased to €23.4 million in 2012 from €24.9 million in 2011, primarily due to the conversion of our convertible notes in 2011.

Most of the long-term debt of the Restricted Group is denominated and repayable in foreign currencies, principally in U.S. dollars. In 2012, the Restricted Group recorded neither a loss nor gain on foreign currency denominated debt, compared to a gain of €1.2 million in 2011.

The Restricted Group recorded a loss of approximately €0.1 million on the purchase and subsequent extinguishment of some of our Senior Notes in each of 2012 and 2011.

During 2012, the Restricted Group recorded €5.5 million of net income tax expense, compared to €4.6 million in 2011.

For the reasons discussed above, the Restricted Group reported net loss for 2012 of €14.2 million, compared to net income of €39.8 million in 2011 and Operating EBITDA of €39.1 million, compared to Operating EBITDA of €93.0 million in the comparative period of 2011. See the discussion of our results for the year ended December 31, 2012 compared to the year ended December 31, 2011 for the definition of Operating EBITDA, significant limitations in Operating EBITDA as an analytical tool and additional information relating to such limitations and Operating EBITDA.

The following table provides a reconciliation of net income (loss) to operating income and Operating EBITDA for the Restricted Group for the periods indicated:

	Year Ended December 31,
	2012	2011
	(in thousands)
Restricted Group(1)
Net income (loss)	€(14,221)	€39,809
Income tax provision	5,482	4,614
Interest expense	23,425	24,886
Gain on derivative instruments	(2,028)	—
Foreign exchange (gain) loss on debt	—	(1,175)
Loss on extinguishment of debt	81	71
Other income	(5,108)	(5,262)

Operating income	7,631	62,943
Add: Depreciation and amortization	31,471	30,086

Operating EBITDA	€39,102	€93,029

(1)	See Note 20 of the financial statements included in this annual report on Form 10-K for a reconciliation to our consolidated results.

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

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

For the reasons discussed above, the Restricted Group reported net income for 2011 of €39.8 million, compared to net income of €62.3 million in 2010 and Operating EBITDA of €93.0 million, compared to Operating EBITDA of €124.0 million in the comparative period of 2010. See the discussion of our consolidated results for the year ended December 31, 2012 compared to the year ended December 31, 2011 for the definition of Operating EBITDA, significant limitations in Operating EBITDA as an analytical tool and additional information relating to such limitations and Operating EBITDA.

The following table provides a reconciliation of net income to operating income and Operating EBITDA for the Restricted Group for the periods indicated:

	Year Ended December 31,
	2011	2010
	(in thousands)
Restricted Group(1)
Net income	€39,809	€62,327
Income tax (benefits)	4,614	(8,651)
Interest expense	24,886	31,498
Foreign exchange (gain) loss on debt	(1,175)	6,126
Loss on extinguishment of debt	71	7,494
Other income	(5,262)	(5,103)

Operating income	62,943	93,691
Add: Depreciation and amortization	30,086	30,270

Operating EBITDA	€93,029	€123,961

(1)	See Note 20 of the financial statements included in this annual report on Form 10-K for a reconciliation to our consolidated results.

Liquidity and Capital Resources

Summary of Cash Flows

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Net cash provided by (used in) operating activities	€(2,590)	€66,679	€54,581
Net cash provided by (used in) investing activities	(9,359)	(38,508)	(33,311)
Net cash provided by (used in) financing activities	3,937	(35,373)	10,120
Effect of exchange rate on changes in cash and cash equivalents	(103)	1,377	(1,371)
Net increase (decrease) in cash and cash equivalents	(8,115)	(5,825)	30,019

Cash Flows from Operating Activities. Operating activities for the Restricted Group used cash of €2.6 million in 2012 compared to providing cash of €66.7 million in 2011 and €54.6 million in 2010. An increase in receivables used cash of €0.6 million in 2012, compared to a decrease in receivables providing cash of €3.3 million in 2011 and an increase in receivables using cash of €25.9 million in 2010. An increase in inventories used cash of €4.0 million in 2012, compared to an increase in inventories using cash of €10.2 million in 2011 and €2.9 million in 2010. A decrease in accounts payable and accrued expenses used cash of €7.4 million in 2012, compared to an increase in accounts payable and accrued expenses providing cash of €5.9 million in 2011 and a decrease in accounts payable and accrued expenses using cash of €10.3 million in 2010.

Cash Flows from Investing Activities. Investing activities used cash of €9.4 million, €38.5 million and €33.3 million in 2012, 2011 and 2010, respectively. In 2012, capital expenditures used cash of €21.9 million primarily related to various projects at our Rosenthal and Celgar mills, including €9.3 million relating to the recovery upgrade project at our Rosenthal mill. Capital expenditures in 2011 and 2010 used cash of €29.5 million and €34.7 million, respectively.

Cash Flows from Financing Activities. Financing activities provided net cash of €3.9 million in 2012, primarily due to cash of €4.6 million provided from proceeds from our credit facilities and €3.1 million provided from government grants, primarily offset by the use of €2.7 million to purchase and extinguish some of our Senior Notes and make scheduled payments for the Rosenthal Investment Loan. Financing activities used net cash of €35.4 million in 2011 and provided net cash of €10.1 million in 2010.

Balance Sheet Data of the Restricted Group

The following table is a summary of selected financial information for the Restricted Group for the dates indicated:

	December 31,
	2012	2011
	(in thousands)
Restricted Group Financial Position(1)
Cash and cash equivalents	€36,714	€44,829
Marketable securities	184	12,372	(2)
Working capital	132,130	149,973
Total assets	644,119	658,844
Long-term liabilities	260,185	262,770
Total equity	335,353	344,415

(1)	See Note 20 of the financial statements included in this annual report on Form 10-K for a reconciliation to our consolidated results.
(2)	Principally comprised of German federal government bonds with a maturity of less than one year.

Sources and Uses of Funds of the Restricted Group

The Restricted Group’s principal sources of funds are cash flows from operations, cash and cash equivalents on hand and the revolving working capital loan facilities for our Celgar and Rosenthal mills. The Restricted Group’s principal uses of funds consist of operating expenditures, capital expenditures and interest payments on our outstanding Senior Notes.

As at December 31, 2012, the Restricted Group’s cash and cash equivalents were €36.7 million, compared to cash and cash equivalents and short-term German federal government bonds aggregating €57.0 million at the end of 2011.

As at December 31, 2012, we had €26.2 million available under the credit facilities related to the Rosenthal mill and C$24.0 million under the Celgar Working Capital Facility.

In 2013, excluding amounts being financed by governmental grants, we currently expect capital expenditures to be approximately €11.5 million, primarily for various small projects at the Rosenthal and Celgar mills.

We expect the Restricted Group to meet its interest and debt service obligations and meet the working and maintenance capital requirements for its current operations from cash flow from operations, cash and cash equivalents on hand, the Rosenthal Loan Facility and the Celgar Working Capital Facility.

In the future we may make acquisitions of businesses or assets or commitments to additional projects. To achieve the long-term goals of expanding our assets and earnings, including through acquisitions, capital resources will be required. Depending on the size of a transaction, the capital resources that will be required can be substantial. The necessary resources will be generated from cash flow from operations, cash on hand, borrowing against our assets or the issuance of securities.

Credit Ratings of Senior Notes

Standard & Poor’s Rating Services, referred to as “S&P”, and Moody’s Investors Service, Inc., referred to as “Moody’s”, base their assessment of the credit risk on our Senior Notes on the business and financial profile of the Restricted Group only. Factors that may affect our credit rating include changes in our operating performance and liquidity. Credit rating downgrades can adversely impact, among other things, future borrowing costs and access to capital markets.

During the second quarter of 2011, we were subject to improved rating actions by S&P. In July 2011, S&P raised its ratings on the Senior Notes to B+ from B and improved its recovery rating from “4” to “3”. The improved ratings reflect our balance sheet deleveraging in the first half of 2011 and S&P’s belief that demand for NBSK pulp should remain robust and that our liquidity position should continue to improve.

In November 2011, Moody’s upgraded its outlook from “stable” to “positive” while keeping the rating for our Senior Notes at B3. In December 2012, Moody’s maintained its B3 rating for our Senior Notes, while changing its outlook to “stable”.

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

Our significant accounting policies are disclosed in Note 1 to our audited annual consolidated financial statements included in Part IV of this annual report. While all of the significant accounting policies are important to the consolidated financial statements, some of these policies may be viewed as having a high degree of judgment. On an ongoing basis using currently available information, management reviews its estimates, including those related to accounting for, among other things, doubtful accounts and reserves, depreciation and amortization, future cash flows associated with impairment testing for long-lived assets, derivative financial instruments, environmental conservation and legal liabilities, asset retirement obligations, pensions and post-retirement benefit obligations, income taxes, contingencies, and inventory obsolescence and provisions. Actual results could differ materially from these estimates, and changes in these estimates are recorded when known.

The following accounting policies require management’s most difficult, subjective and complex judgments, and are subject to a fair degree of measurement uncertainty.

Derivative Instruments. We occasionally enter into derivative financial instruments, including foreign currency forward contracts, electricity forward contracts, interest rate swaps and pulp price swaps to limit exposures to changes in foreign currency exchange rates, energy prices, interest rates, and pulp prices. These derivative instruments are not designated as hedging instruments. Derivative instruments are measured at fair value and reported in our balance sheet as assets or liabilities. The change in fair value of electricity derivative contracts is included in operating costs in our Consolidated Statement of Operations and any changes in the fair value of foreign currency, interest rate and pulp price derivative contracts are recognized in gain (loss) on derivative instruments in our Consolidated Statement of Operations. Periodically, we enter into derivative contracts to supply materials for our own use, which are exempt from mark-to-market accounting.

In 2012, we reported an unrealized non-cash holding gain of €2.5 million before noncontrolling interest in respect of the Stendal Interest Rate Swap Contract and our pulp price swap contracts.

Impairment of Long-Lived Assets. We state property, plant and equipment at cost less accumulated depreciation. Depreciation of buildings and production equipment is based on the estimated useful lives of the assets and is computed using the straight-line method. Buildings are depreciated over 10 to 50 years and production equipment and other primarily over 25 years.

We evaluate long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. In performing the review of recoverability, we estimate future cash flows expected to result from the use of the asset and its eventual disposition. The estimates of future cash flows, based on reasonable and supportable assumptions and projections, require management to make subjective judgments. In addition, the time periods for estimating future cash flows is often lengthy, which increases the sensitivity of the assumptions made. Depending on the assumptions and estimates used, the estimated future cash flows projected in the evaluation of long-lived assets can vary within a wide range of outcomes. Our management considers the likelihood of possible outcomes in determining the best estimate of future cash flows. If actual results are not consistent with the assumptions and judgments used in estimating future cash flows and asset fair values, actual impairment losses could vary materially, either positively or negatively, from estimated impairment losses.

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

Leases which transfer to us substantially all the risks and benefits incidental to ownership of the leased item are capitalized at the present value of the minimum lease payments. Capital leases are depreciated over the lease term. Operating lease payments are recognized as an expense in our Consolidated Statement of Operations on a straight-line basis over the lease term.

We provide for asset retirement obligations when there is a legislated or contractual basis for those obligations. Obligations are recorded as a liability at fair value, with a corresponding increase to property, plant, and equipment, and are amortized over the remaining useful life of the related assets. The liability is accreted using a risk-free interest rate.

As a result of current market conditions, we concluded that there were no impairment indicators. Accordingly, we did not undertake a long-lived asset impairment review in 2012.

Deferred Taxes. We currently have deferred tax assets which are comprised primarily of tax loss carryforwards and deductible temporary differences, both of which will reduce taxable income in the future. The amounts recorded for deferred tax are based upon various judgments, assumptions and estimates. We assess the realization of these deferred tax assets on a periodic basis to determine whether a valuation allowance is required. We determine whether it is more likely than not that all or a portion of the deferred tax assets will be realized, based on currently available information, including, but not limited to, the following:

•	the history of the tax loss carryforwards and their expiry dates;

•	future reversals of temporary differences;

•	our historical and projected earnings; and

•	tax planning opportunities.

If we believe that it is more likely than not that some of these deferred tax assets will not be realized, based on currently available information, an income tax valuation allowance is recorded against these deferred tax assets. Additionally, based on guidance noted in FASB Accounting Standards Codification Topic 740, Income Taxes, tax assets are not permitted to be recognized where the entity does not have a strong history of profitability. As at December 31, 2012, we had €22.0 million in deferred tax assets and €5.8 million in deferred tax liabilities, resulting in a net deferred tax asset of €16.3 million. Our tax assets are net of a €93.8 million valuation allowance. For the year ended December 31, 2012, our review concluded that it was appropriate to increase the valuation allowance against loss carryforwards by approximately €12.0 million, after considering expected future earnings and reversals of temporary differences.

If market conditions improve or tax planning opportunities arise in the future, we will reduce our valuation allowances, resulting in future tax benefits. If market conditions deteriorate in the future, we will increase our valuation allowances, resulting in future tax expenses. Any change in tax laws will change the valuation allowances in future periods.

Government Grants. We record investment grants from federal and state governments when the conditions of their receipt are complied with and there is reasonable assurance that the grants will be received. Grants related to assets are government grants whose primary condition is that the company qualifying for them should purchase, construct or otherwise acquire long-term assets. Secondary conditions may also be attached, including restricting the type or location of the assets and/or other conditions that must be met. Grants related to assets are deducted from the asset costs in our balance sheet.

Grants related to income are government grants which are either unconditional, related to reduced environmental emissions or related to our normal business operations, and are reported as a reduction of related expenses in our Consolidated Statement of Operations when received.

We are required to pay certain fees based on water consumption levels at our German mills. Unpaid fees can be reduced by wastewater grants upon the mills’ demonstration of reduced environmental emissions. The fees are expensed as incurred and the grants are recognized once the German regulators have evaluated and accepted the measurement of the wastewater emission reduction. There may be a significant period of time between recognition of the wastewater expense and recognition of the wastewater grant.

To the extent that government grants have been received and not applied, these grants are recorded in cash with a corresponding adjustment to accounts payable and other in our Consolidated Balance Sheet due to the short-term nature of the related payments.

Foreign Operations and Currency Translation. We translate foreign assets and liabilities of our subsidiaries, other than those denominated in Euros, at the rate of exchange at our balance sheet date. Revenues and expenses are translated at the average rate of exchange throughout the year. Transaction gains and losses related to net assets primarily located in Canada are recognized as unrealized foreign currency translation adjustments within accumulated other comprehensive income in shareholders’ equity, until all of the investment in the subsidiaries is sold or liquidated. The translation adjustments do not recognize the effect of income tax when we expect earnings of the foreign subsidiary to be indefinitely reinvested. The income tax effect on currency translation adjustments related to foreign subsidiaries that are not considered indefinitely reinvested is recorded as a component of deferred taxes in our Consolidated Balance Sheet with an offset to other comprehensive income. Gains and losses resulting from foreign currency transactions (transactions denominated in a currency other than the entity’s functional currency) are included in costs and expenses in our Consolidated Statement of Operations. Where inter-company loans are of a long-term investment nature, the after-tax effect of exchange rate changes are included as an unrealized foreign currency translation adjustment within accumulated other comprehensive income in shareholders’ equity.

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

As at December 31, 2012, we did not record an inventory provision against any of our finished goods and raw materials inventories.

Environmental Conservation. Liabilities for environmental conservation are recorded when it is probable that obligations have been incurred and their fair value can be reasonably estimated. Any potential recoveries of such liabilities are recorded when there is an agreement with the reimbursing entity and recovery is assessed as likely to occur.

Cautionary Statement Regarding Forward-Looking Information

The statements in this annual report on Form 10-K that are not reported financial results or other historical information are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. These statements appear in a number of different places in this report and can be identified by words such as “estimates”, “projects”, “expects”, “intends”, “believes”, “plans”, or their negatives or other comparable words. Also look for discussions of strategy that involve risks and uncertainties. Forward-looking statements include statements regarding the outlook for our future operations, forecasts of future costs and expenditures, the evaluation of market conditions, the outcome of legal proceedings, the adequacy of reserves, or other business plans. You are cautioned that any such forward-looking statements are not guarantees and may involve risks and uncertainties. Our actual results may differ materially from those in the forward-looking statements due to risks facing us or due to actual facts differing from the assumptions underlying our estimates. Some of these risks and assumptions include those set forth in reports and other documents we have filed with or furnished to the SEC, including in our annual report on Form 10-K for the fiscal year ended December 31, 2012. We advise you that these cautionary remarks expressly qualify in their entirety all forward-looking statements attributable to us or persons acting on our behalf. Unless required by law, we do not assume any obligation to update forward-looking statements based on unanticipated events or changed expectations. However, you should carefully review the reports and other documents we file from time to time with the SEC. Factors that could cause actual results to differ materially include, but are not limited to those set forth under “Item 1A—Risk Factors” in this annual report on Form 10-K.

Inflation

We do not believe that inflation has had a material impact on revenues or income during 2012.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks from changes in interest rates and foreign currency exchange rates, particularly the exchange rates between the Euro and the U.S. dollar and the Canadian dollar versus the U.S. dollar and the Euro. Changes in these rates may affect our results of operations and financial condition and, consequently, our fair value. We seek to manage these risks through internal risk management policies as well as the use of derivatives. We use derivatives to reduce or limit our exposure to interest rate and currency risks. We also use derivatives to reduce or limit our exposure to fluctuations in pulp prices. We use derivatives to reduce our potential losses or to augment our potential gains, depending on our management’s perception of future economic events and developments. These types of derivatives are generally highly speculative in nature. They are also very volatile as they are highly leveraged given that margin requirements are relatively low in proportion to notional amounts.

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

The principal derivatives we use are foreign exchange derivatives, interest rate derivatives, pulp price derivatives and energy derivatives.

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

Pulp price derivatives include fixed price pulp swaps which are contracts in which two counterparties exchange payments based upon the difference between the market price of pulp and the notional amount in the contract.

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

The Rosenthal Loan Facility also allows us to enter into derivative instruments to manage risks relating to its operations but, as at December 31, 2012, we had not entered into any such derivative instruments.

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

In May 2012, we entered into a fixed price pulp swap contract with a bank. Under the contract, 5,000 MTs of pulp per month is fixed at a price of $915 per MT for each month between May and December of 2012. The contract expired in December 2012. In November 2012, we entered into two additional contracts. Under the terms of these contracts, 3,000 MTs of pulp per month is fixed at prices which range from $880 to $890 per MT. These contracts expire in December 2013.

We are exposed to very modest credit related risks in the event of non-performance by counterparties to derivative contracts. However, we do not expect that the counterparties, which are major financial institutions and large utilities, will fail to meet their obligations.

The following table and the notes thereto sets forth the maturity date, the notional amount, the recognized gain or loss and the strike and swap rates for derivatives that were in effect during 2012 and 2011:

		December 31, 2012		December 31, 2011
Derivative Instrument	Maturity Date	Notional Amount	Recognized Gain (Loss)	Notional Amount	Recognized Gain (Loss)
		(in millions)	(in thousands)	(in millions)	(in thousands)
Stendal interest rate swap(1)	October 2017	€357.6	€1,713	€404.4	€(1,418)
Fixed price pulp swap(2)	December 2012	€27.6	€2,028	€—	€—

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
(2)	In May 2012, we entered into a fixed price pulp swap contract with a bank. Under the contract, 5,000 MTs of pulp per month is fixed at a price of $915 per MT for each month between May and December of 2012. In November 2012, we entered into two additional contracts under the terms of which 3,000 MTs of pulp per month are fixed at prices which range from $880 to $890 per MT. These contracts expire in December 2013.

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

The following tables provide information about our exposure to interest rate fluctuations for the carrying amount of financial instruments sensitive to such fluctuations as at December 31, 2012 and expected cash flows from these instruments:

	As at December 31, 2012
	Carrying Value	Fair Value	Expected maturity date
			2013	2014	2015	2016	2017	Thereafter
	(in thousands)
Liabilities
Long-term debt:
Fixed rate ($)(1)	€215,670	€228,071	€—	€—	€—	€—	€215,670	€—
Average interest rate	9.5%	9.5%					9.5%
Variable rate (€)(2)	€452,907	€452,907	€40,000	€40,000	€44,000	€44,000	€284,907	€—
Average interest rate	1.78%	1.78%	1.78%	1.78%	1.78%	1.78%	1.78%
Variable rate (€)(3)	€1,632	€1,632	€1,088	€544	€—	€—	€—	€—
Average interest rate	3.4%	3.4%	3.4%	3.4%

	Nominal Amount	Fair Value	Expected maturity date
			2013	2014	2015	2016	2017	Thereafter
	(in thousands)
Interest Rate Derivatives
Interest rate swap:
Variable to fixed (€)(4)	€357,576	€(50,678)	€50,794	€54,959	€59,388	€64,100	€128,335	€—
Average pay rate	5.3%	5.3%	5.3%	5.3%	5.3%	5.3%	5.3%
Average receive rate	0.4%	0.4%	0.4%	0.4%	0.4%	0.4%	0.4%

(1)	Senior Notes bearing interest at 9.50%, principal amount $284.4 million.
(2)	Stendal Loan Facility bears interest at varying rates of between Euribor plus 0.90% to Euribor plus 1.80%.
(3)	Rosenthal investment loan bears interest at Euribor plus 2.75%.
(4)	Interest rate swap put in place on the Stendal Loan Facility, effectively converting it from a variable interest rate to a fixed interest rate loan.

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

The following table provides information about our exposure to foreign currency exchange rate fluctuations for the carrying amount of financial instruments sensitive to such fluctuations as at December 31, 2012 and expected cash flows from these instruments:

	As at December 31, 2012
	Carrying Value	Fair Value	Expected maturity date
			2013	2014	2015	2016	2017	Thereafter
	(in thousands)
On-Balance Sheet Financial Instruments
Euro functional currency Liabilities:
Fixed rate ($) (1)	€215,670	€228,071	€—	€—	€—	€—	€215,670	€—
Average interest rate	9.5%	9.5%

(1)	Senior Notes, bearing interest at 9.50%, principal amount $284.4 million.

Pulp Price Risk

Fluctuations in the price of pulp will affect the fair value of our pulp price swaps. A decrease in pulp prices will increase the fair value of the pulp price swaps and an increase in pulp prices will decrease the fair value of the pulp price swaps.

Energy Price Risk

We are subject to some energy price risk, primarily for natural gas purchases. Our electricity price risks are mitigated by the ability of all of our mills to produce renewable energy.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and supplementary data required with respect to this Item 8, and as listed in Item 15 of this annual report on Form 10-K, are included in this annual report on Form 10-K commencing on page 85.

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

Management assessed the effectiveness of Mercer Inc.’s internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework, as issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment and those criteria, management believes that Mercer Inc. maintained effective internal control over financial reporting as of December 31, 2012.

The effectiveness of Mercer’s internal control over financial reporting as of December 31, 2012 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears within.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We are governed by a board of directors, referred to as the “Board”, each member of which is elected annually. The following sets forth information relating to our directors and executive officers.

Jimmy S.H. Lee, age 55, has been a director since May 1985 and President and Chief Executive Officer since 1992. Previously, during the period that MFC Bancorp Ltd. was our affiliate, he served as a director from 1986 and President from 1988 to December 1996 when it was spun out. During Mr. Lee’s tenure with Mercer, we acquired the Rosenthal mill and converted it to the production of kraft pulp, constructed and commenced operations at the Stendal mill and acquired the Celgar mill.

Eric Lauritzen, age 74, has been a director since June 2004. Mr. Lauritzen was President and Chief Executive Officer of Harmac Pacific, Inc., a North American producer of softwood kraft pulp previously listed on the Toronto Stock Exchange and acquired by Pope & Talbot Inc. in 1998, from May 1994 to July 1998, when he retired. Mr. Lauritzen was Vice President, Pulp and Paper Marketing of MacMillan Bloedel Limited, a North American pulp and paper company previously listed on the Toronto Stock Exchange and acquired by Weyerhaeuser Company Limited in 1999, from July 1981 to April 1994.

William D. McCartney, age 57, has been a director since January 2003. Mr. McCartney has been President and Chief Executive Officer of Pemcorp Management Inc., a management services company, since 1990. Mr. McCartney is also a member of the Institute of Chartered Accountants in Canada.

Graeme A. Witts, age 74, has been a director since January 2003. Mr. Witts organized Sanne Trust Company Limited, a trust company located in the Channel Islands, in 1988 and was managing director from 1988 to 2000, when he retired. He is now managing director of Azure Property Group, SA, a European hotel group. Mr. Witts is also a fellow of the Institute of Chartered Accountants of England and Wales and has previous executive experience with the Procter & Gamble Company and Clarks Shoes, as well as government auditing.

Guy W. Adams, age 61, has been a director since August 2003. Mr. Adams is the managing member of GWA Advisors, LLC, GWA Investments, LLC and GWA Capital Partners, LLC, where he has served since 2002. GWA Investments is an investment fund investing in publicly traded securities managed by GWA Capital Partners, LLC, a registered investment advisor. Prior to 2002, Mr. Adams was the President of GWA Capital, which he founded in 1996 to invest his own capital in public and private equity transactions, and a business consultant to entities seeking refinancing or recapitalization.

Bernard Picchi, age 63, has been a director since June 2011. Mr. Picchi has been the Managing Director of Private Wealth Management for Palisade Capital Management, LLC since July 2009. Prior to 2009, Mr. Picchi has been an analyst and consultant for several mid-sized broker/dealers and investment advisory firms. In particular, from 1980 to 1999, Mr. Picchi was an All Star rated energy analyst at Solomon Brothers, Kidder Peabody and Lehman Brothers, where he also served as Director of U.S. Stock Research. Mr. Picchi has also been the sole manager of the 5-Star rated $1.5 billion Capital Appreciation Fund of Federated Investors, where he served as U.S. Director of Research from January 2000 to June 2002. Mr. Picchi is also a Chartered Financial Analyst.

James Shepherd, age 60, has been a director since June 2011. Mr. Shepherd was President and Chief Executive Officer of Canfor Corporation from 2004 to 2007 and Slocan Forest Products Ltd. from 1999 to 2004. Mr. Shepherd is also the former President of Crestbrook Forest Industries Ltd. and Finlay Forest Industries Limited and is the former Chairman of the Forest Products Association of Canada. Mr. Shepherd has been a director with Canfor Corporation, which is listed on the Toronto Stock Exchange, from 2004 to 2007 and has been a director of Canfor Pulp Income Fund from 2006 to 2007. Mr. Shepherd is also currently a director of Conifex Timber Inc., which is listed on the TSX Venture Exchange, and Buckman Laboratories International Inc.

Keith Purchase, age 68, has been a director since April 2012. Mr. Purchase was Executive Vice-President and Chief Operating Officer of MacMillan Bloedel Ltd. from 1998 to 1999, President and Chief Executive Officer of TimberWest Forest Ltd. from 1994 to 1998 and Managing Director of Tasman Pulp and Paper from 1990 to 1994. Mr. Purchase is currently a director of Hardwoods Distribution Inc., which is currently listed on the Toronto Stock Exchange. Mr. Purchase was also a trustee of Tree Island Wire Income Fund from 2003 to 2007 (and Chair of the board of directors from 2006 to 2007) which is listed on the Toronto Stock Exchange and was a director of Catalyst Paper Corporation from 2001 to 2007 (and Chair of the board of directors from 2005 to 2007).

David M. Gandossi, age 55, has been Secretary, Executive Vice-President and Chief Financial Officer since August 15, 2003. Mr. Gandossi was formerly the Chief Financial Officer and Executive Vice-President of Formation Forest Products (a closely held corporation) from June 2002 to August 2003. Mr. Gandossi previously served as Chief Financial Officer, Vice-President, Finance and Secretary of Pacifica Papers Inc., a North American specialty pulp and paper manufacturing company previously listed on the Toronto Stock Exchange, from December 1999 to August 2001 and Controller and Treasurer from June 1998 to December 1999. From June 1998 to August 31, 1998, he also served as Secretary to Pacifica Papers Inc. From March 1998 to June 1998, Mr. Gandossi served as Controller, Treasurer and Secretary of MB Paper Ltd. From April 1994 to March 1998, Mr. Gandossi held the position of Controller and Treasurer with Harmac Pacific Inc., a Canadian pulp manufacturing company previously listed on the Toronto Stock Exchange. Mr. Gandossi participated in the Pulp and Paper Advisory Committee of the British Columbia Competition Council and was a member of the British Columbia Working Roundtable on Forestry. From February 2007 to present, he has chaired the B.C. Pulp and Paper Task Force, a government industry and labor effort that is mandated to identify measures to improve the competitiveness of the British Columbia pulp and paper industry. Mr. Gandossi is a member of the Institute of Chartered Accountants in Canada.

Claes-Inge Isacson, age 67, has been our Chief Operating Officer since November 2006 and is based in our Berlin office. Mr. Isacson brings over 24 years of senior level pulp and paper management to our senior management team, with a focus on kraft pulp. Mr. Isacson held the positions of President Norske Skog Europe, and then Senior Vice President Production for Norske Skogindustrier ASA between 1989 and 2004. His most recent position was President, AF Process, a consulting and engineering company working worldwide. He holds a Masters of Science, Mechanical Engineering.

Leonhard Nossol, age 55, has been our Group Controller for Europe since August 2005. He has also been a managing director of Rosenthal since 1997 and the sole managing director of Rosenthal since September 2005. Mr. Nossol had a significant involvement in the conversion of the Rosenthal mill to the production of kraft pulp in 1999 and increases in the mill’s annual production capacity to 355,000 ADMTs, as well as the reduction in production costs at the mill.

Richard Short, age 45, has been our Controller since December 2010, prior to which he was our Director, Corporate Finance, since joining Mercer in 2007. Prior to joining Mercer, Mr. Short was Controller, Financial Reporting from 2006 to 2007 and Director, Corporate Finance from 2004 to 2006 with Catalyst Paper Corp. Mr. Short is a member of the Institute of Chartered Accountants in Canada.

David M. Cooper, age 59, has been Vice President of Sales and Marketing for Europe since June 2005. Mr. Cooper previously held a variety of senior positions around the world in Sappi Ltd., a large global forest products group, from 1982 to 2005, including the sales and marketing of various pulp and paper grades and the management of a manufacturing facility. He has more than 30 years of diversified experience in the international pulp and paper industry.

Eric X. Heine, age 49, has been Vice President of Sales and Marketing for North America and Asia since June 2005. Mr. Heine was previously Vice President Pulp and International Paper Sales and Marketing for

Domtar Inc., a global pulp and paper corporation, from 1999 to 2005. He has over 18 years of experience in the pulp and paper industry, including developing strategic sales channels and market partners to build corporate brands.

Wolfram Ridder, age 51, was appointed Vice President of Business Development in August 2005, prior to which he was a managing director of Stendal. Mr. Ridder was the principal assistant to our Chief Executive Officer from November 1995 until September 2002.

Genevieve Stannus, age 42, has been our Treasurer since July 2005, prior to which she was a Senior Financial Analyst with Mercer from August 2003. Prior to joining Mercer, Ms. Stannus held Senior Treasury Analyst positions with Catalyst Paper Corporation and Pacifica Papers Inc. She has over ten years’ experience in the forest products industry. Ms. Stannus is a member of the Certified General Accountants’ Association of Canada.

Brian Merwin, age 39, has been our Vice President of Strategic Initiatives since February 2009, prior to which he was our Director of Strategic and Business Initiatives since August 2007 and Business Analyst since May 2005. Mr. Merwin has an MBA from the Richard Ivey School of Business at the University of Western Ontario.

We also have experienced mill managers at all of our mills who have operated through multiple business cycles in the pulp industry.

The Board met ten times during 2012 and each current member of the Board attended 100% of the total number of such meetings and meetings of the committees of the Board on which they serve during their term. In addition, our independent directors regularly meet in separate executive sessions without any member of our management present. The Lead Director presides over these meetings. Although we do not have a formal policy with respect to attendance of directors at our annual meetings, all directors are encouraged and expected to attend such meetings if possible. All of our directors attended our 2012 annual meeting.

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

Audit Committee

The Audit Committee was established in accordance with Section 3(a)(58)(A) of the Exchange Act and functions pursuant to a charter adopted by the directors. A copy of the current charter is incorporated by reference in the exhibits to this Form 10-K and is available on our website at www.mercerint.com under the “Governance” link. The function of the Audit Committee generally is to meet with and review the results of the audit of our financial statements performed by the independent public accountants and to recommend the selection of independent public accountants. The members of the Audit Committee are Mr. McCartney, Mr. Adams and Mr. Shepherd, each of whom is independent under applicable laws and regulations and the listing requirements of the NASDAQ Global Market. Mr. McCartney is a Chartered Accountant and a “financial expert” within the meaning of such term under the Sarbanes-Oxley Act of 2002. The Audit Committee met four times during 2012.

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

Compensation and Human Resource Committee

The Board has established a Compensation and Human Resource Committee. The Compensation and Human Resource Committee is responsible for reviewing and approving the strategy and design of our compensation, equity-based and benefits programs. The Compensation and Human Resource Committee functions pursuant to a charter adopted by the directors, a copy of which is available on our website at www.mercerint.com in the Corporate Governance Guidelines under the “Governance” link. The Compensation and Human Resource Committee is also responsible for approving all compensation actions relating to executive officers. The members of the Compensation and Human Resource Committee are Mr. Picchi, Mr. Witts and Mr. Purchase, each of whom is independent under applicable laws and regulations and the listing requirements of the NASDAQ Global Market. The Compensation and Human Resource Committee met four times during 2012.

Governance and Nominating Committee

The Board has established a Governance and Nominating Committee comprised of Mr. Lauritzen, Mr. McCartney and Mr. Witts, each of whom is independent under applicable laws and regulations and the listing requirements of the NASDAQ Global Market. The Governance and Nominating Committee functions pursuant to a charter adopted by the directors, a copy of which is incorporated by reference in the exhibits to this Form 10-K and is available on our website at www.mercerint.com in the Corporate Governance Guidelines under the “Governance” link. The purpose of the committee is to: (i) manage the corporate governance system of the Board; (ii) assist the Board in fulfilling its duties to meet applicable legal and regulatory and self-regulatory business principles and codes of best practice; (iii) assist in the creation of a corporate culture and environment of integrity and accountability; (iv) in conjunction with the Lead Director, monitor the quality of the relationship between the Board and management; (v) review management succession plans; (vi) recommend to the Board nominees for appointment to the Board; (vii) lead the Board’s annual review of the Chief Executive Officer’s performance; and (viii) set the Board’s forward meeting agenda. The Governance and Nominating Committee met four times in 2012.

Environmental, Health and Safety Committee

The Board established an Environmental, Health and Safety Committee in 2006, currently comprised of Mr. Shepherd, Mr. Purchase and Mr. Lee, to review on behalf of the Board the policies and processes implemented by management, and the resulting impact and assessments of all our environmental, health and safety related activities. The Environmental, Health and Safety Committee functions pursuant to a charter adopted by the directors, a copy of which is available on our website at www.mercerint.com in the Corporate Governance Guidelines under the “Governance” link. More specifically, the Environmental, Health and Safety Committee is to: (i) review and approve, and if necessary revise, our environmental, health and safety policies and environmental compliance programs; (ii) monitor our environmental, health and safety management systems including internal and external audit results and reporting; and (iii) provide direction to management on the frequency and focus of external independent environmental, health and safety audits. The Environmental, Health and Safety Committee met four times in 2012.

Lead Director/Deputy Chairman

The Board appointed Mr. Lauritzen as Lead Director in 2012. The role of the Lead Director is to provide leadership to the non-management directors on the Board and to ensure that the Board can operate independently of management and that directors have an independent leadership contact. The duties of the Lead Director include, among other things: (i) ensuring that the Board has adequate resources to support its decision-making process and ensuring that the Board is appropriately approving strategy and supervising management’s progress against that strategy; (ii) ensuring that the independent directors have adequate opportunity to meet to discuss issues without management being present; (iii) chairing meetings of directors in the absence of the Chairman and Chief Executive Officer; (iv) ensuring that delegated committee functions are carried out and reported to the Board; and (v) communicating to management, as appropriate, the results of private discussions among outside directors and acting as a liaison between the Board and the Chief Executive Officer.

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

Section 16(a) Beneficial Ownership Reporting Compliance

The information required under “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated by reference from the proxy statement relating to our annual meeting to be held in 2013, which will be filed with the SEC within 120 days of our most recently completed fiscal year.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated by reference from the proxy statement relating to our annual meeting to be held in 2013, which will be filed with the SEC within 120 days of our most recently completed fiscal year.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is incorporated by reference from the proxy statement relating to our annual meeting to be held in 2013, which will be filed with the SEC within 120 days of our most recently completed fiscal year.

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

The information called for by Items 404(a) and 407(a) of Regulation S-K required to be included under this Item 13 is incorporated by reference from the proxy statement relating to our annual meeting to be held in 2013, which will be filed with the SEC within 120 days of our most recently completed fiscal year.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 is incorporated by reference from the proxy statement relating to our annual meeting to be held in 2013, which will be filed with the SEC within 120 days of our most recently completed fiscal year.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENTS

(a) (1) Financial Statements

(b)	List of Exhibits

2.1	Agreement and Plan of Merger among Mercer International Inc., Mercer International Regco Inc. and Mercer Delaware Inc. dated December 14, 2005. Incorporated by reference to the Proxy Statement/Prospectus filed on December 15, 2005.

3.1	Articles of Incorporation of the Company, as amended. Incorporated by reference from Form 8-A dated March 1, 2006.

3.2	Bylaws of the Company. Incorporated by reference from Form 8-A dated March 1, 2006.

4.1	Indenture dated as of November 17, 2010 between Mercer International Inc. and Wells Fargo Bank, National Association. Incorporated by reference from Form 8-K dated November 19, 2010.

10.1*	Project Financing Facility Agreement dated August 26, 2002 between Zellstoff Stendal GmbH and Bayerische Hypo-und Vereinsbank AG, as amended by Amendment, Restatement and Undertaking Agreement dated January 31, 2009 and the Amendment Agreement dated January 20, 2012.

10.2*	Project Blue Mill Financing Facility Agreement dated January 20, 2012 between Zellstoff Stendal GmbH and Unicredit Bank AG and IKB Deutsche Industriebank AG.

10.3*	Shareholders’ Undertaking Agreement dated August 26, 2002 among Mercer International Inc., Stendal Pulp Holdings GmbH, RWE Industrie-Lösungen GmbH, AIG Altmark Industrie AG and FAHR Beteiligungen AG and Zellstoff Stendal GmbH and Bayerische Hypo-und Vereinsbank AG as amended by the Amendment Restatement and Undertaking Agreement dated January 20, 2012.

10.4*	Shareholders’ Agreement dated August 26, 2002 among Zellstoff Stendal GmbH, Stendal Pulp Holdings GmbH, RWE Industrie-Lösungen GmbH and FAHR Beteiligungen AG as amended by the Amendment Agreement dated January 20, 2012.

10.5*	Contract for the Engineering, Design, Procurement, Construction, Erection and Start-Up of a Kraft Pulp Mill between Zellstoff Stendal GmbH and RWE Industrie-Lösungen GmbH dated August 26, 2002. Certain non-public information has been omitted from the appendices to Exhibit 10.4 pursuant to a request for confidential treatment filed with the SEC. Such non-public information was filed with the SEC on a confidential basis. The SEC approved the request for confidential treatment in January 2004.

10.6*	Form of Trustee’s Indemnity Agreement between Mercer International Inc. and its Trustees.

10.7	Employment Agreement dated for reference August 7, 2003 between Mercer International Inc. and David Gandossi. Incorporated by reference from Form 8-K dated August 11, 2003.

10.8	Employment Agreement effective as of April 28, 2004 between Mercer International Inc. and Jimmy S.H. Lee. Incorporated by reference from Form 8-K dated April 28, 2004.

10.9	2004 Stock Incentive Plan. Incorporated by reference from Form S-8 dated June 15, 2004.

10.10	2010 Stock Incentive Plan. Incorporated by reference from Form S-8 dated June 11, 2010.

10.11	Employment Agreement dated October 2, 2006 between Stendal Pulp Holding GmbH and Wolfram Ridder. Incorporated by reference from Form 8-K dated October 2, 2006.

10.12*	Employment Agreement effective September 25, 2006 between Mercer International Inc. and Claes-Inge Isacson dated December 5, 2008.

10.13	Employment Agreement effective September 1, 2005 between Mercer International Inc. and Leonhard Nossol dated August 18, 2005. Incorporated by reference from Form 10-Q dated May 6, 2008.

10.14*	Electricity Purchase Agreement effective January 27, 2009 between Zellstoff Celgar Limited Partnership and British Columbia Hydro and Power Authority. Certain non-public information has been omitted from the appendices to Exhibit 10.13 pursuant to a request for confidential treatment filed with the SEC. Such non-public information was filed with the SEC on a confidential basis. The SEC approved the request for confidential treatment in March 2009.

10.15	Revolving Credit Facility Agreement dated August 19, 2009 among D&Z Holding GmbH, Zellstoff-und Papierfabrik Rosenthal GmbH, D&Z Beteiligungs GmbH and ZPR Logistik GmbH and Bayerische Hypo-und Vereinsbank AG. Incorporated by reference from Form 8-K dated August 24, 2009.

10.16	Loan Agreement dated August 19, 2009 among Zellstoff-und Papierfabrik Rosenthal GmbH, as borrower, and Bayerische Hypo-und Vereinsbank Aktiengesellschaft, as lender. Incorporated by reference from Form 8-K dated August 24, 2009.

10.17	Extension, Amendment and Confirmation Letter dated October 4, 2012 among Zellstoff—und Papierfabrik Rosenthal GmbH, D&Z Holding GmbH, D&Z Beteiligungs GmbH, ZPR Logistik GmbH and Mercer International Inc. Incorporated by reference from Form 10-Q dated November 2, 2012.

10.18	Amended and Restated Credit Agreement dated as of November 27, 2009 among Zellstoff Celgar Limited Partnership, as borrower, and the lenders from time to time parties thereto, as lenders, and CIT Business Credit Canada Inc., as agent. Incorporated by reference from Form 8-K dated November 30, 2009.

14	Code of Business Conduct and Ethics. Incorporated by reference from the definitive proxy statement on Schedule 14A dated August 11, 2003.

99.1	Audit Committee Charter. Incorporated by reference from the definitive proxy statement on Schedule 14A dated April 28, 2005.

99.2	Governance and Nominating Committee Charter. Incorporated by reference from the definitive proxy statement on Schedule 14A dated April 28, 2004.

99.3	Exchange Agreement dated November 25, 2009 between Mercer International Inc. and IAT Reinsurance Co. Ltd. Incorporated by reference from Form 8-K filed November 27, 2009.

99.4	Exchange Agreement dated November 25, 2009 between Mercer International Inc. and Alden Global Distressed Opportunities Fund L.P. Incorporated by reference from Form 8-K filed November 27, 2009.

99.5	Exchange Agreement dated November 25, 2009 between Mercer International Inc. and Greenlight Capital Qualified LP, Greenlight Capital LP and Greenlight Capital Offshore Partners. Incorporated by reference from Form 8-K filed November 27, 2009.

21	List of Subsidiaries of Registrant.

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Section 302 Certificate of Chief Executive Officer.

31.2	Section 302 Certificate of Chief Financial Officer.

32.1**	Section 906 Certificate of Chief Executive Officer.

32.2**	Section 906 Certificate of Chief Financial Officer.

*	Filed in Form 10-K for prior years.
**	In accordance with Release 33-8212 of the Commission, these Certifications: (i) are “furnished” to the Commission and are not “filed” for the purposes of liability under the Exchange Act; and (ii) are not to be subject to automatic incorporation by reference into any of our Company’s registration statements filed under the Securities Act for the purposes of liability thereunder or any offering memorandum, unless our Company specifically incorporates them by reference therein.

February 15, 2013

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

Mercer International Inc.

We have audited the accompanying consolidated balance sheets of Mercer International Inc. and its subsidiaries as of December 31, 2012 and December 31, 2011 and the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012. We also have audited Mercer International Inc. and its subsidiaries’ internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on these consolidated financial statements and on the company’s internal control over financial reporting based on our integrated audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall consolidated financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mercer International Inc. and its subsidiaries as of December 31, 2012 and December 31, 2011 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, Mercer International Inc. and its subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by COSO.

/s/ PricewaterhouseCoopers LLP

Chartered Accountants

MERCER INTERNATIONAL INC.

CONSOLIDATED BALANCE SHEETS

(In thousands of Euros)

	December 31,
	2012	2011
ASSETS
Current assets
Cash and cash equivalents (Note 2)	€104,239	€105,072
Marketable securities (Note 3)	—	12,216
Receivables (Note 4)	110,087	120,487
Inventories (Note 5)	118,300	120,539
Prepaid expenses and other	7,907	8,162
Deferred income tax (Note 10)	4,465	6,750

Total current assets	344,998	373,226

Long-term assets
Property, plant and equipment (Note 6)	808,878	820,974
Deferred note issuance and other	12,162	10,763
Deferred income tax (Note 10)	17,565	12,287

	838,605	844,024

Total assets	€1,183,603	€1,217,250

LIABILITIES
Current liabilities
Accounts payable and other (Note 7)	€89,950	€99,640
Pension and other post-retirement benefit obligations (Note 9)	813	756
Debt (Note 8)	45,662	25,671

Total current liabilities	136,425	126,067

Long-term liabilities
Debt (Note 8)	665,741	708,415
Unrealized interest rate derivative losses (Note 16)	50,678	52,391
Pension and other post-retirement benefit obligations (Note 9)	32,141	31,197
Capital leases and other (Note 18)	13,936	13,053
Deferred income tax (Note 10)	5,757	2,585

	768,253	807,641

Total liabilities	904,678	933,708

EQUITY
Shareholders’ equity
Share capital (Note 11)	248,371	247,642
Paid-in capital	(3,547)	(4,857)
Retained earnings	25,800	37,985
Accumulated other comprehensive income (Note 13)	25,181	21,346

Total shareholders’ equity	295,805	302,116

Noncontrolling deficit	(16,880)	(18,574)

Total equity	278,925	283,542

Total liabilities and equity	€1,183,603	€1,217,250

Commitments and contingencies (Note 19)

The accompanying notes are an integral part of these consolidated financial statements.

MERCER INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands of Euros, except per share data)

	For the Year Ended December 31,
	2012	2011	2010
Revenues
Pulp	€761,854	€831,396	€856,311
Energy and chemicals	72,289	68,079	49,288

	834,143	899,475	905,599
Costs and expenses
Operating costs	689,052	693,825	648,592
Operating depreciation and amortization	57,776	55,760	55,932

	87,315	149,890	201,075
Selling, general and administrative expenses	38,310	38,771	33,332

Operating income	49,005	111,119	167,743

Other income (expense)
Interest expense	(55,805)	(58,995)	(67,621)
Gain (loss) on derivative instruments (Note 16)	3,741	(1,418)	1,899
Foreign exchange gain (loss) on debt	—	1,175	(6,126)
Loss on extinguishment of debt (Note 8(b))	(81)	(71)	(7,494)
Other income (expense)	(58)	1,501	468

Total other income (expense)	(52,203)	(57,808)	(78,874)

Income (loss) before income taxes	(3,198)	53,311	88,869
Income tax benefit (provision) (Note 10)
Current	(7,411)	(1,682)	(3,881)
Deferred	118	2,377	9,760

Net income (loss)	(10,491)	54,006	94,748
Less: net income attributable to noncontrolling interest	(1,694)	(3,931)	(8,469)

Net income (loss) attributable to common shareholders	€(12,185)	€50,075	€86,279

Net income (loss) per share attributable to common shareholders (Note 14)
Basic	€(0.22)	€1.00	€2.24
Diluted	€(0.22)	€0.89	€1.56

The accompanying notes are an integral part of these consolidated financial statements.

MERCER INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands of Euros)

	For the Year Ended December 31,
	2012	2011	2010
Net income (loss)	€(10,491)	€54,006	€94,748

Other comprehensive income (loss), net of taxes
Foreign currency translation adjustments, net of tax benefit of €353 (2011 – expense of €683; 2010 – €nil)	4,464	(2,305)	11,333
Change in unrecognized losses and prior service costs related to defined benefit plans, net of tax benefit of €nil (2011 – €nil; 2010 – €nil) (Note 9)	(628)	(8,049)	(3,314)
Change in unrealized losses on marketable securities, net of tax benefit of €nil (2011 – €nil; 2010 – €nil)	(1)	(12)	(2)

Other comprehensive income (loss), net of taxes	3,835	(10,366)	8,017

Total comprehensive income (loss)	(6,656)	43,640	102,765
Comprehensive income attributable to noncontrolling interest	(1,694)	(3,931)	(8,469)

Comprehensive income (loss) attributable to common shareholders	€(8,350)	€39,709	€94,296

The accompanying notes are an integral part of these consolidated financial statements.

MERCER INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands of Euros)

	Common shares
	Number of Shares (thousands of shares)	Par Value	Amount Paid in Excess of Par Value	Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Shareholders’ Equity	Noncontrolling Interest (Deficit)	Total Equity
Balance at December 31, 2009	36,443	€27,576	€175,268	€(6,082)	€(97,235)	€23,695	€123,222	€(37,249)	€85,973
Shares issued on grants of restricted shares	56	—	—	153	—	—	153	—	153
Shares issued on conversion of convertible notes	6,500	4,961	11,406	—	—	—	16,367	—	16,367
Stock compensation expense	—	—	—	2,030	—	—	2,030	—	2,030
Net income	—	—	—	—	86,279	—	86,279	8,469	94,748
Foreign currency translation adjustments	—	—	—	—	—	11,333	11,333	—	11,333
Change in unrecognized losses and prior service costs related to defined benefit plans	—	—	—	—	—	(3,314)	(3,314)	—	(3,314)
Conversion of shareholder loans to a capital contribution	—	—	—	—	—	—	—	6,275	6,275
Change in unrealized losses on marketable securities	—	—	—	—	—	(2)	(2)	—	(2)

Balance at December 31, 2010	42,999	32,537	186,674	(3,899)	(10,956)	31,712	236,068	(22,505)	213,563
Shares issued on grants of restricted shares	238	74	296	(370)	—	—	—	—	—
Shares issued on grants of performance shares	358	243	3,585	(3,828)	—	—	—	—	—
Shares issued on conversion of convertible notes	13,447	9,499	21,076	—	—	—	30,575	—	30,575
Treasury shares retired	(1,263)	(971)	(5,371)	—	(1,134)	—	(7,476)	—	(7,476)
Stock compensation expense	—	—	—	3,240	—	—	3,240	—	3,240
Net income	—	—	—	—	50,075	—	50,075	3,931	54,006
Foreign currency translation adjustments	—	—	—	—	—	(2,305)	(2,305)	—	(2,305)
Change in unrecognized losses and prior service costs related to defined benefit plans	—	—	—	—	—	(8,049)	(8,049)	—	(8,049)
Change in unrealized losses on marketable securities	—	—	—	—	—	(12)	(12)	—	(12)

Balance at December 31, 2011	55,779	41,382	206,260	(4,857)	37,985	21,346	302,116	(18,574)	283,542
Shares issued on grants of restricted shares	37	57	672	(729)	—	—	—	—	—
Stock compensation expense	—	—	—	2,039	—	—	2,039	—	2,039
Net income (loss)	—	—	—	—	(12,185)	—	(12,185)	1,694	(10,491)
Foreign currency translation adjustments	—	—	—	—	—	4,464	4,464	—	4,464
Change in unrecognized losses and prior service costs related to defined benefit plans	—	—	—	—	—	(628)	(628)	—	(628)
Change in unrealized losses on marketable securities	—	—	—	—	—	(1)	(1)	—	(1)

Balance at December 31, 2012	55,816	€41,439	€206,932	€(3,547)	€25,800	€25,181	€295,805	€(16,880)	€278,925

The accompanying notes are an integral part of these consolidated financial statements.

MERCER INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of Euros)

	For the Year Ended December 31,
	2012	2011	2010
Cash flows from (used in) operating activities
Net income (loss)	€(10,491)	€54,006	€94,748
Adjustments to reconcile net income (loss) to cash flows from operating activities
Unrealized loss (gain) on derivative instruments	(2,477)	1,418	(1,899)
Foreign exchange loss (gain) on debt	—	(1,175)	6,126
Loss on extinguishment of debt	81	71	7,494
Depreciation and amortization	58,052	56,005	56,231
Deferred income taxes	(118)	(2,377)	(9,760)
Stock compensation expense	2,039	3,310	2,394
Pension and other post-retirement expense, net of funding	284	(269)	418
Other	3,801	1,905	7,682
Changes in working capital
Receivables	8,394	(1,604)	(40,038)
Inventories	1,342	(17,713)	(24,462)
Accounts payable and accrued expenses	(13,990)	14,252	(3,089)
Other	(944)	3,226	(4,566)

Net cash from (used in) operating activities	45,973	111,055	91,279

Cash flows from (used in) investing activities
Purchase of property, plant and equipment	(36,704)	(37,809)	(38,300)
Proceeds on sale of property, plant and equipment	653	813	1,138
Purchase of marketable securities	—	(12,187)	—
Proceeds on maturity of marketable securities	12,213	—	—
Note receivable	—	2,865	1,113

Net cash from (used in) investing activities	(23,838)	(46,318)	(36,049)

Cash flows from (used in) financing activities
Repayment of notes payable and debt	(27,254)	(49,193)	(234,582)
Proceeds from borrowings of note payable and debt	—	—	222,177
Repayment of capital lease obligations	(2,125)	(2,942)	(2,920)
Proceeds from (repayment of) credit facilities, net	4,559	(14,652)	(2,660)
Payment of note issuance costs	(1,933)	—	(6,095)
Proceeds from government grants	3,888	14,199	17,952
Purchase of treasury shares	—	(7,476)	—

Net cash from (used in) financing activities	(22,865)	(60,064)	(6,128)

Effect of exchange rate changes on cash and cash equivalents	(103)	1,377	(1,371)

Net increase (decrease) in cash and cash equivalents	(833)	6,050	47,731
Cash and cash equivalents, beginning of year	105,072	99,022	51,291

Cash and cash equivalents, end of year	€104,239	€105,072	€99,022

The accompanying notes are an integral part of these consolidated financial statements.

MERCER INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(In thousands of Euros)

	For the Year Ended December 31,
	2012	2011	2010
Supplemental disclosure of cash flow information
Cash paid during the year for
Interest	€51,845	€57,725	€65,167
Income taxes	3,890	3,197	461
Supplemental schedule of non-cash investing and financing activities
Acquisition of production and other equipment under capital lease obligations	€2,059	€2,782	€2,087
Increase (decrease) in accounts payable for property, plant and equipment	6,210	324	(1,070)
Increase (decrease) in receivables of government grants for long-term assets	(2,559)	(6,835)	7,492

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

Basis of Presentation

These Consolidated Financial Statements contained herein include the accounts of the Company and its wholly-owned and majority-owned subsidiaries (collectively, the “Company”). The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All significant inter-company balances and transactions have been eliminated upon consolidation.

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

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of Euros, except per share data)

Note 1. The Company and Summary of Significant Accounting Policies (continued)

Inventories

Inventories of raw materials, finished goods and work in progress are valued at the lower of cost, using the weighted-average cost method, or net realizable value. Other materials and spare parts are valued at the lower of cost and replacement cost. Cost includes labor, materials and production overhead and is determined by using the weighted average cost method. Raw materials inventories include both roundwood (logs) and wood chips. These inventories are located both at the pulp mills and at various offsite locations. In accordance with industry practice, physical inventory counts utilize standardized techniques to estimate quantities of roundwood and wood chip inventory volumes. These techniques historically have provided reasonable estimates of such inventories.

Property, Plant and Equipment

Property, plant and equipment is stated at cost less accumulated depreciation. Depreciation of buildings and production equipment is based on the estimated useful lives of the assets and is computed using the straight-line method. Buildings are depreciated over 10 to 50 years and production equipment and other primarily over 25 years.

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

The Company provides for asset retirement obligations when there is a legislated or contractual basis for those obligations. Obligations are recorded as a liability at fair value, with a corresponding increase to property, plant, and equipment, and are amortized over the remaining useful life of the related assets. The liability is accreted using a risk-free interest rate.

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

The Company is required to pay certain fees based on water consumption levels at its German mills. Accrued fees can be reduced by wastewater grants upon the mills’ demonstration of reduced environmental emissions. The fees are expensed as incurred and the grants are recognized once the German regulators have evaluated and accepted the measurement of the wastewater emission reduction. There may be a significant period of time between recognition of the wastewater expense and recognition of the wastewater grant.

To the extent that government grants have been received and not applied, these grants are recorded in cash with a corresponding adjustment to accounts payable and other in the Consolidated Balance Sheet due to the short-term nature of the related payments.

Deferred Note Issuance Costs

Note issuance costs are deferred and amortized as a component of interest expense in the Consolidated Statement of Operations over the term of the related debt instrument.

Pensions

The Company maintains a defined benefit pension plan for its salaried employees at its Celgar mill which is funded and non-contributory. The cost of the benefits earned by the salaried employees is determined using the projected benefit method prorated on services. The pension expense reflects the current service cost, the interest on the unfunded liability and the amortization over the estimated average remaining service life of the employees of (i) prior service costs, and (ii) the net actuarial gain or loss that exceeds 10% of the greater of the accrued benefit obligation and the fair value of plan assets as of the beginning of the period. The Company recognizes the net funded status of the plan.

In addition, hourly-paid employees at the Celgar mill are covered by a multiemployer pension plan for which contributions are charged against earnings in the Consolidated Statement of Operations.

Foreign Operations and Currency Translation

The Company translates foreign assets and liabilities of its subsidiaries, other than those denominated in Euros, at the rate of exchange at the balance sheet date. Revenues and expenses are translated at the average rate of exchange throughout the year. Transaction gains and losses related to net assets primarily located in Canada are recognized as unrealized foreign currency translation adjustments within accumulated other comprehensive income in shareholders’ equity, until all of the investment in the subsidiaries is sold or liquidated. The translation adjustments do not recognize the effect of income tax when the Company expects earnings of the foreign subsidiary to be indefinitely reinvested. The income tax effect on currency translation adjustments related to foreign subsidiaries that are not considered indefinitely reinvested is recorded as a component of deferred taxes in the Consolidated Balance Sheet with an offset to other comprehensive income. Gains and losses resulting from foreign currency transactions (transactions denominated in a currency other than the entity’s functional currency) are included in costs and expenses in the Consolidated Statement of Operations. Where inter-company loans are of a long-term investment nature, the after-tax effect of exchange rate changes are included as an unrealized foreign currency translation adjustment within accumulated other comprehensive income in shareholders’ equity.

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of Euros, except per share data)

Note 1. The Company and Summary of Significant Accounting Policies (continued)

Revenue and Related Cost Recognition

The Company recognizes revenue from product, transportation, chemical and other sales when persuasive evidence of an arrangement exists, the sales price is fixed or determinable, title of ownership and risk of loss have passed to the customer and collectability is reasonably assured. Sales are reported net of discounts and allowances.

Amounts charged to customers for shipping and handling are recognized as revenue in the Consolidated Statement of Operations. Shipping and handling costs incurred by the Company are included in operating costs in the Consolidated Statement of Operations.

The Company reports revenue from sales of surplus electricity and the sale of chemicals as energy and chemical revenues in the Consolidated Statement of Operations. Energy revenues are recognized as the electricity is consumed by the customers and when collection is reasonably assured. These revenues include an estimate of the value of electricity transferred to customers in the year but billed subsequent to year-end. Customer bills are based on agreed upon rates and meter readings that indicate electricity consumption.

Environmental Conservation

Liabilities for environmental conservation are recorded when it is probable that obligations have been incurred and their fair value can be reasonably estimated. Any potential recoveries of such liabilities are recorded when there is an agreement with the reimbursing entity and recovery is assessed as likely to occur.

Stock-Based Compensation

The Company recognizes stock-based compensation expense over an award’s vesting period based on the award’s fair value in selling, general, and administrative expenses within the Consolidated Statement of Operations.

The fair value of performance share units is re-measured at each balance sheet date by multiplying the market price of a share of Mercer Inc. common shares by the expected number of common shares to be awarded. The cumulative effect of the change in fair value is recognized in the period of the change as an adjustment to compensation cost. The Company estimates forfeitures of performance share units based on management’s expectations and recognizes compensation cost only for those awards expected to vest. Estimated forfeitures are adjusted to actual experience at each balance sheet date.

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

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of Euros, except per share data)

Note 1. The Company and Summary of Significant Accounting Policies (continued)

Deferred income taxes are determined separately for each tax-paying component of the Company. For each tax-paying component, all current deferred tax liabilities and assets are offset and presented as a single net amount and all noncurrent deferred tax liabilities and assets are offset and presented as a single net amount.

Derivative Financial Instruments

The Company occasionally enters into derivative financial instruments, including foreign currency forward contracts, electricity forward contracts, interest rate swaps, and pulp price swaps to limit exposures to changes in foreign currency exchange rates, energy prices, interest rates, and pulp prices. These derivative instruments are not designated as hedging instruments. The change in fair value of electricity derivative contracts is included in operating costs in the Consolidated Statement of Operations and any changes in the fair value of foreign currency, interest rate, and pulp price derivative contracts are recognized in gain (loss) on derivative instruments in the Consolidated Statement of Operations. Periodically, the Company enters into derivative contracts to supply materials for its own use and as such are exempt from mark-to-market accounting.

Net Income (Loss) Per Share Attributable to Common Shareholders

Basic net income (loss) per share attributable to common shareholders (“EPS”) is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding in the period. Diluted income (loss) per share attributable to common shareholders is calculated to give effect to all potentially dilutive common shares outstanding by applying the “Treasury Stock” and “If-Converted” methods. Outstanding stock options, restricted shares, performance shares, performance share units, and convertible notes represent the only potentially dilutive effects on the Company’s weighted average shares.

Reclassifications

Certain prior year amounts in the consolidated financial statements have been reclassified to conform to the current year presentation. During the year ended December 31, 2012, the Company has presented revenue from the sale of chemicals within energy and chemical revenues in the Consolidated Statement of Operations. This revenue had previously been presented within operating costs. Chemical revenue for the year ended December 31, 2012 was €11,643 (2011 – €10,107; 2010 – €5,063).

Note 2. Cash and Cash Equivalents

	December 31,
	2012	2011
Cash and cash equivalents	€104,239	€105,072

Cash and cash equivalents includes cash allocated for debt service reserves and for a capital project as required under certain debt agreements (see Note 8(a)(d)—Debt).

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of Euros, except per share data)

Note 3. Marketable Securities

The Company’s marketable securities at December 31, 2012 and 2011 are summarized as follows:

December 31, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Long-term
Equity securities	€65	€154	€(35)	€184

December 31, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Current
0.50% German federal government bonds due June 2012	€2,008	€3	€—	€2,011
0.75% German federal government bonds due September 2012	7,036	19	—	7,055
5.00% German federal government bonds due July 2012	3,143	7	—	3,150

	€12,187	€29	€—	€12,216

Long-term
Equity securities	€65	€132	€(41)	€156

In order to maintain the Company’s liquidity requirements and manage risk, the Company periodically invests in low risk and highly liquid marketable debt securities that are classified as available-for-sale investments and accordingly are carried at fair value. As at December 31, 2012, all debt securities had matured and the Company realized a gain of €26 in other income (expense) in the Consolidated Statement of Operations.

The Company has also invested nominal amounts in equity securities. The equity securities are classified as available-for-sale investments and accordingly are carried at fair value. The Company recognizes any gross unrealized gains or losses through accumulated other comprehensive income, and records investments in long-term marketable securities in the Consolidated Balance Sheet within deferred note issuance and other.

The Company reviews for other-than-temporary losses on a regular basis and has concluded that the gross unrealized losses indicated above are temporary in nature.

Note 4. Receivables

	December 31,
	2012	2011
Sale of pulp, energy and chemicals, net of allowance of €112 (2011 – €105)	€101,451	€108,094
Value added tax	4,290	7,411
Other non-trade receivables	4,346	4,982

	€110,087	€120,487

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of Euros, except per share data)

Note 4. Receivables (continued)

The Company reviews the collectability of receivables at each reporting date. The Company maintains an allowance for doubtful accounts at an amount estimated to cover the potential losses on certain uninsured receivables. Any amounts that are determined to be uncollectible and uninsured are offset against the allowance. The allowance is based on the Company’s evaluation of numerous factors, including the payment history and financial position of the debtors. For certain customers the Company receives a letter of credit prior to shipping its product.

Note 5. Inventories

	December 31,
	2012	2011
Raw materials	€46,028	€48,063
Finished goods	38,169	41,392
Spare parts and other	34,103	31,084

	€118,300	€120,539

Note 6. Property, Plant and Equipment

	December 31,
	2012	2011
Land	€25,188	€25,156
Buildings	134,394	133,316
Production equipment and other	1,165,274	1,125,953

	1,324,856	1,284,425
Less: accumulated depreciation	(515,978)	(463,451)

	€808,878	€820,974

As at December 31, 2012, property, plant and equipment was net of €276,715 of unamortized government investment grants (2011 – €291,655).

As at December 31, 2012, included in production equipment and other is equipment under capital leases which had gross amounts of €16,466 (2011 – €17,036), and accumulated depreciation of €8,375 (2011 – €9,096). During the year, production equipment and other totalling €2,059 was acquired under capital lease obligations (2011 – €2,782; 2010 – €2,087).

The Company maintains industrial landfills on its premises for the disposal of waste, primarily from the mill’s pulp processing activities. The mills have obligations under their landfill permits to decommission these disposal facilities pursuant to certain regulations. As at December 31, 2012, the Company had recorded €4,251 (2011 – €4,170) of asset retirement obligations in capital leases and other in the Consolidated Balance Sheet.

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of Euros, except per share data)

Note 7. Accounts Payable and Other

	December 31,
	2012	2011
Trade payables	€30,259	€45,751
Accrued expenses	35,852	28,422
Accrued interest	8,739	10,054
Capital leases, current portion (Note 18)	1,958	2,505
Current taxes payable (Note 10)	7,217	2,541
Other (a)	5,925	10,367

	€89,950	€99,640

(a)	On January 28, 2011, the Company received approximately €10,000, which was intended to compensate the Company for remediation work that is required at the Stendal mill. The payment was recognized as an increase in cash and cash equivalents, and a corresponding increase in other accounts payable. As at December 31, 2012, the Company had €1,768 (2011 – €9,150) remaining in other accounts payable (see Note 19(b)—Commitments and Contingencies).

Note 8. Debt

Debt consists of the following:

	December 31,
	2012	2011
Note payable to bank, included in a total loan credit facility of €827,950 to finance the construction related to the Stendal mill (a)	€452,907	€477,490
Senior notes, interest at 9.50% accrued and payable semi-annually, unsecured (b)	215,670	220,753
Credit agreement with a lender with respect to a revolving credit facility of C$40 million (c)	4,574	—
Term bank facility for a project at the Stendal mill of €17,000 (d)	—	—
Loans payable to the noncontrolling shareholder of the Stendal mill (e)	36,620	33,124
Investment loan agreement with a lender with respect to a project at the Rosenthal mill of €4,351 (f)	1,632	2,719
Credit agreement with a bank with respect to a revolving credit facility of €25,000 (g)	—	—
Credit agreement with a bank with respect to a revolving credit facility of €3,500 (h)	—	—

	711,403	734,086
Less: current portion	(45,662)	(25,671)

Debt, less current portion	€665,741	€708,415

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of Euros, except per share data)

Note 8. Debt (continued)

The Company made repayments under these facilities of €27,254 in 2012, and expects the repayments to be €45,662 in 2013. As of December 31, 2012, the maturities of debt are as follows:

Matures	Amount
2013	€45,662
2014	40,544
2015	44,000
2016	44,000
2017	537,197
Thereafter	—

€711,403

Certain of the Company’s debt instruments were issued under an indenture which, among other things, restricts its ability and the ability of its restricted subsidiaries to make certain payments. These limitations are subject to specific exceptions. As at December 31, 2012, the Company was in compliance with the terms of the indenture.

(a)	Note payable to bank, included in a total loan facility of €827,950 to finance the construction related to the Stendal mill (“Stendal Loan Facility”), interest at rates varying from Euribor plus 0.90% to Euribor plus 1.80% (rates on amounts of borrowing at December 31, 2012 range from 1.50% to 2.25%), principal due in required installments beginning September 30, 2006 until September 30, 2017, collateralized by the gross assets of the Stendal mill, with 48% and 32% guaranteed by the Federal Republic of Germany and the State of Saxony-Anhalt, respectively, of up to €392,907 of outstanding principal, subject to a debt service reserve account (“DSRA”) for purposes of paying amounts due in the following 12 months under the terms of the Stendal Loan Facility; payment of dividends is only permitted if certain cash flow requirements are met. See Note 16—Derivative Transactions for a discussion of the Company’s variable-to-fixed interest rate swap that was put in place to effectively fix the interest rate on the Stendal Loan Facility.

On March 13, 2009, the Company finalized an agreement with its lenders to amend its Stendal Loan Facility. The amendment deferred approximately €164,000 of scheduled principal payments until the maturity date, September 30, 2017. The amendment also provided for a 100% cash sweep, referred to as the “Cash Sweep”, of any cash, in excess of a €15,000 working capital reserve and the Guarantee Amount, as discussed in Note 19(b)—Commitments and Contingencies, and other amounts as contemplated in the amendment, held by Stendal which will be used first to fund the DSRA to a level sufficient to service the amounts due and payable under the Stendal Loan Facility during the then following 12 months, which means the DSRA is “Fully Funded”, and second to prepay the deferred principal amounts. As at December 31, 2012, the DSRA balance was €32,982 and was not Fully Funded.

(b)	On November 17, 2010, the Company completed a private offering of $300.0 million in aggregate principal amount of senior notes due 2017 (“Senior Notes”). The Senior Notes were issued at a price of 100% of their principal amount. The Senior Notes will mature on December 1, 2017 and bear interest at 9.50% which is accrued and payable semi-annually.

In August 2011, the Company’s Board of Directors authorized the purchase of up to $25.0 million in aggregate principal amount of the Company’s Senior Notes from time to time, over a period ending August 2012. In June 2012, the Company’s Board of Directors authorized the purchase of up to €50,000 in aggregate principal amount of the Company’s Senior Notes from time to time, over a period ending

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of Euros, except per share data)

Note 8. Debt (continued)

June 2013. During the year ended December 31, 2012, the Company purchased $2.0 million of its outstanding Senior Notes. During the year ended December 31, 2011, the Company purchased $13.6 million of its outstanding Senior Notes.

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

(c)	Credit agreement with respect to a revolving credit facility of up to C$40.0 million for the Celgar mill. The credit agreement matures May 2013. Borrowings under the credit agreement are collateralized by the mill’s inventory and receivables and are restricted by a borrowing base calculated on the mill’s inventory and receivables. Canadian dollar denominated amounts bear interest at bankers acceptance plus 3.75% or Canadian prime plus 2.00%. U.S. dollar denominated amounts bear interest at LIBOR plus 3.75% or U.S. base plus 2.00%. As at December 31, 2012, this facility was accruing interest at a rate of approximately 5.00%, C$6.0 million of this facility was drawn, C$1.7 million was supporting letters of credit and approximately C$24.0 million was available.

(d)	A €17,000 amortizing term facility to partially finance a project, referred to as “Project Blue Mill”, to increase the Stendal mill’s annual pulp production capacity by 30,000 air-dried metric tonnes and includes the installation of an additional 40 megawatt steam turbine. The facility, 80% of which is guaranteed by the State of Saxony-Anhalt, bears interest at a rate of Euribor plus 3.5% per annum and is available for disbursement up to August 31, 2013. The interest period for the facility, at the choice of the Company, will be of one, three or six months duration and interest is paid on the last day of the interest period selected. The facility, together with accrued interest, is scheduled to mature in September 2017. The facility will be repaid semi-annually, commencing September 30, 2013, is collateralized by the gross assets of the Stendal mill, and will be non-recourse to the Company. As at December 31, 2012, the Company had not drawn on this facility. As part of the term facility, the Company was required to open an investment account with the lender for the purpose of managing project costs and is required to deposit all funding associated with Project Blue Mill in this account. As at December 31, 2012 the balance in the investment account was €670; this cash was from shareholder loans entered into in January 2012 and operating cash flows.

(e)	A loan of €25,128 payable by the Stendal mill to its noncontrolling shareholder bears interest at 7.00%, and is accrued semi-annually. The loan payable is unsecured, subordinated to all liabilities of the Stendal mill, non-recourse to the Company and its restricted subsidiaries, and is due in 2017.

In January 2012, the Stendal mill entered into two additional loans payable by the Stendal mill to its noncontrolling shareholder as part of the financing for Project Blue Mill. The first loan has a principal amount of €1,192 and the second loan has a principal amount of €440. Both loans bear interest at 7.00% per annum and are due in 2017, provided that the Project Blue Mill facility (Note 8(d)) and the Stendal Loan

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of Euros, except per share data)

Note 8. Debt (continued)

Facility (Note 8(a)) have been fully repaid on such date. The second loan may be repaid prior to October 1, 2017 if the DSRA has been Fully Funded for the first time. The first loan is subordinated to all liabilities of the Stendal mill and the second loan is subordinated to all liabilities of the Stendal mill only until such time as the DSRA is Fully Funded for the first time.

As at December 31, 2012, accrued interest on these loans was €9,860 (2011 – €7,996).

(f)	A four-year amortizing investment loan agreement with a lender relating to the wash press project at the Rosenthal mill with a total facility of €4,351 bearing interest at the rate of Euribor plus 2.75% that matures February 2014. Borrowings under this agreement are secured by the wash press equipment. As at December 31, 2012, the balance outstanding was €1,632 and was accruing interest at a rate of 3.42%.

(g)	A €25,000 working capital facility at the Rosenthal mill that matures in October 2016. Borrowings under the facility are collateralized by the mill’s inventory and receivables and bear interest at Euribor plus 3.50%. As at December 31, 2012, approximately €1,300 of this facility was supporting bank guarantees leaving approximately €23,700 available.

(h)	A €3,500 facility at the Rosenthal mill that matures in December 2015. Borrowings under this facility bear interest at the rate of the three-month Euribor plus 3.50% and are secured by certain land at the Rosenthal mill. As at December 31, 2012 approximately €1,000 of this facility was supporting bank guarantees leaving approximately €2,500 available.

Note 9. Pension and Other Post-Retirement Benefit Obligations

Included in pension and other post-retirement benefit obligations are amounts related to the Company’s Celgar and Rosenthal mills. The largest component of this obligation is with respect to the Celgar mill which maintains a defined benefit pension plan and post-retirement benefit plans for certain employees (“Celgar Plans”).

Pension benefits are based on employees’ earnings and years of service. The Celgar Plans are funded by contributions from the Company based on actuarial estimates and statutory requirements. Pension contributions during the year ended December 31, 2012 totaled €2,288 (2011 – €2,039).

Effective December 31, 2008, the defined benefit plan was closed to new members. In addition, the defined benefit service accrual ceased on December 31, 2008, and members began to receive pension benefits, at a fixed contractual rate, under a new defined contribution plan effective January 1, 2009. During the year ended December 31, 2012, the Company made contributions of €618 (2011 – €524) to this plan.

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of Euros, except per share data)

Note 9. Pension and Other Post-Retirement Benefit Obligations (continued)

Information about the Celgar Plans, in aggregate for the year ended December 31, 2012 is as follows:

	2012
	Pension	Other Post- Retirement Benefit Obligations	Total
Change in benefit obligation
Benefit obligation, December 31, 2011	€35,778	€19,797	€55,575
Service cost	112	564	676
Interest cost	1,525	875	2,400
Benefit payments	(1,905)	(605)	(2,510)
Actuarial losses	1,193	762	1,955
Foreign currency exchange rate changes	186	81	267

Benefit obligation, December 31, 2012	36,889	21,474	58,363

Reconciliation of fair value of plan assets
Fair value of plan assets, December 31, 2011	23,734	—	23,734
Actual returns	1,905	—	1,905
Contributions	1,683	605	2,288
Benefit payments	(1,905)	(605)	(2,510)
Foreign currency exchange rate changes	101	—	101

Fair value of plan assets, December 31, 2012	25,518	—	25,518

Funded status, December 31, 2012 (1)	€(11,371)	€(21,474)	€(32,845)

Components of the net benefit cost recognized
Service cost	€112	€564	€676
Interest cost	1,525	875	2,400
Expected return on plan assets	(1,637)	—	(1,637)
Amortization of unrecognized items	1,130	5	1,135

Net benefit costs	€1,130	€1,444	€2,574

(1)	The total of €32,954 on the Consolidated Balance Sheet also includes the pension liabilities of €109 relating to employees at the Company’s Rosenthal operation.

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of Euros, except per share data)

Note 9. Pension and Other Post-Retirement Benefit Obligations (continued)

Information about the Celgar Plans, in aggregate for the year ended December 31, 2011 is as follows:

	2011
	Pension	Other Post- Retirement Benefit Obligations	Total
Change in benefit obligation
Benefit obligation, December 31, 2010	€32,068	€16,643	€48,711
Service cost	87	469	556
Interest cost	1,511	815	2,326
Benefit payments	(1,716)	(461)	(2,177)
Actuarial losses	3,382	2,049	5,431
Foreign currency exchange rate changes	446	282	728

Benefit obligation, December 31, 2011	35,778	19,797	55,575

Reconciliation of fair value of plan assets
Fair value of plan assets, December 31, 2010	23,863	—	23,863
Actual returns	(204)	—	(204)
Contributions	1,578	461	2,039
Benefit payments	(1,716)	(461)	(2,177)
Foreign currency exchange rate changes	213	—	213

Fair value of plan assets, December 31, 2011	23,734	—	23,734

Funded status, December 31, 2011 (1)	€(12,044)	€(19,797)	€(31,841)

Components of the net benefit cost recognized
Service cost	€87	€469	€556
Interest cost	1,511	815	2,326
Expected return on plan assets	(1,549)	—	(1,549)
Amortization of unrecognized items	511	(69)	442

Net benefit costs	€560	€1,215	€1,775

(1)	The total of €31,953 on the Consolidated Balance Sheet also includes the pension liabilities of €112 relating to employees at the Company’s Rosenthal operation.

The Company anticipates that it will make contributions to the Celgar Plans of approximately €1,509 in 2013. Estimated future benefit payments under the Celgar Plans are as follows:

Amount
2013	€2,622
2014	2,765
2015	2,890
2016	3,030
2017	3,175
2018 – 2022	17,482

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of Euros, except per share data)

Note 9. Pension and Other Post-Retirement Benefit Obligations (continued)

During the year ended December 31, 2012, the Company recognized a loss, net of tax of €628 in other comprehensive income (2011 – loss of €8,049; 2010 – loss of €3,314). As at December 31, 2012, the pension related accumulated other comprehensive income balance of €15,969 (2011 – €15,341) is primarily a result of net actuarial losses. These amounts have been stated net of tax. The Celgar Plans do not have any net transition asset or obligation recognized as a reclassification adjustment of other comprehensive income. The amount included in other comprehensive income which is expected to be recognized in 2013 is approximately €1,221 of net actuarial losses. There are no plan assets that are expected to be returned to the Company in 2013.

Summary of key assumptions:

	December 31,
	2012	2011
Benefit obligations
Discount rate	4.00%	4.25%
Rate of compensation increase	2.75%	2.75%
Net benefit cost for year ended
Discount rate	4.25%	5.00%
Rate of compensation increase	2.75%	2.75%
Expected rate of return on plan assets	6.75%	6.75%
Assumed health care cost trend rate at
Initial health care cost trend rate	8.50%	9.00%
Annual rate of decline in trend rate	0.50%	0.50%
Ultimate health care cost trend rate	4.50%	4.50%
Medical services plan premiums trend rate	6.00%	6.00%

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

A one-percentage point change in assumed health care cost trend rate would have the following effect on the post-retirement benefit obligations:

	December 31, 2012		December 31, 2011
	1% Increase	1% Decrease	1% Increase	1% Decrease
Effect on total service and interest rate components	€39	€(41)	€39	€(40)
Effect on post-retirement benefit obligation	€744	€(716)	€621	€(600)

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of Euros, except per share data)

Note 9. Pension and Other Post-Retirement Benefit Obligations (continued)

Asset allocation of funded plans:

	Target	2012	2011
Equity securities	60%	58%	56%
Debt securities	40%	42%	44%
Cash and cash equivalents	0%	0%	0%

		100%	100%

Investment Objective

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

Celgar Plans’ asset fair value measurements at December 31, 2012:

Asset category	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
Leith Wheeler Diversified Funds	€14,626	€—	€—	€14,626
Phillips, Hagar and North Bond Fund	10,766	—	—	10,766
Cash	126	—	—	126

Total assets	€25,518	€—	€—	€25,518

Concentrations of Risk in the Celgar Plans’ Assets

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

Multiemployer Plan

The Company participates in a multiemployer plan for the hourly-paid employees at the Celgar mill. The contributions to the plan are determined based on an amount per hour worked pursuant to a collective bargaining agreement. The Company has no current or future contribution obligations in excess of the contractual contributions. Plan details are included in the following table:

	Provincially Registered Plan Number	Expiration Date of Collective Bargaining Agreement
					Are the Company’s Contributions Greater Than 5% of Total Contributions

			Company Contributions
Legal name			2012	2011	2012	2011
The Pulp and Paper Industry Pension Plan	P085324	April 30, 2017	€2,056	€1,760	Yes	Yes

Note 10. Income Taxes

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

The Company and/or one or more of its subsidiaries file income tax returns in the United States, Germany and Canada. Currently, the Company does not anticipate that the expiration of the statue of limitations or the completion of audits in the next fiscal year will result in liabilities for uncertain income tax positions that are materially different than the amounts accrued or disclosed as of December 31, 2012. However, this belief could change as tax years are examined by taxing authorities, the timing of those examinations, if any, are uncertain at this time. During 2012, the German tax authorities completed examinations of 2008, 2009, and 2010 tax years for all but one German entity. The examination for this German entity will be completed in 2013. We believe that we have adequately provided for any reasonable foreseeable outcomes related to our tax audits and that any settlement will not have a material adverse effect on our consolidated results. However, there can be no assurances as to the possible outcomes. The Company is generally not subject to U.S., German, or Canadian income tax examinations for tax years before 2009, 2011 and 2008, respectively.

As at December 31, 2012, the Company had approximately €62,900 of total gross unrecognized tax benefits, substantially all of which would affect the Company’s effective tax rate if recognized. A reconciliation of the beginning and ending amount of total gross unrecognized tax benefits is as follows:

	2012	2011
Balance at January 1	€1,100	€500
Reduction prior year tax positions	(1,100)	(500)
Addition of current year tax positions	62,900	1,100

Balance at December 31	€62,900	€1,100

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of Euros, except per share data)

Note 10. Income Taxes (continued)

The liability in the Consolidated Balance Sheet related to unrecognized tax benefits was €6,526 as at December 31, 2012 (2011 – €200). The Company recognizes interest and penalties related to unrecognized tax benefits in income tax benefit (provision) in the Consolidated Statement of Operations. During the year ended December 31, 2012, the Company recognized approximately €104 in interest and penalties (2011 – €nil), which was accrued at December 31, 2012 (2011 – €nil).

Subsequent to year end, the Company resolved an outstanding issue with the German tax authorities. As a result, the Company will reduce its unrecognized tax benefit from €6,526 to €nil and will record a current tax expense of approximately €3,200. Additionally, the Company will increase its valuation allowance by approximately €3,100, thereby reducing the deferred tax asset and increasing the deferred tax expense by this amount.

The provision for current income taxes consists primarily of non-U.S. taxes for the years ended December 31, 2012, 2011 and 2010, respectively.

Differences between the U.S. Federal Statutory and the Company’s effective rates are as follows:

	Year Ended December 31,
	2012	2011	2010
U.S. Federal statutory rate	35%	35%	34%
U.S. Federal statutory rate on (income) loss before income taxes and noncontrolling interest	€1,119	€(18,659)	€(30,206)
Tax differential on foreign income	680	5,670	8,754
Effect of foreign earnings	(6,518)	(9,906)	(6,721)
Valuation allowance	(11,972)	7,069	13,326
Tax benefit of partnership structure	5,276	5,234	5,076
Pension adjustment	135	1,864	937
Non-taxable foreign subsidiaries	1,475	4,024	—
Research and development expense	2,672	—	—
Change in undistributed earnings	—	—	15,186
Other	(160)	5,399	(473)

	€(7,293)	€695	€5,879

Comprised of:
Current	€(7,411)	€(1,682)	€(3,881)
Deferred	118	2,377	9,760

	€(7,293)	€695	€5,879

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of Euros, except per share data)

Note 10. Income Taxes (continued)

Deferred income tax assets and liabilities are composed of the following:

	December 31,
	2012	2011
German tax loss carryforwards	€76,034	€87,023
U.S. tax loss carryforwards	27,372	27,914
Canadian tax loss carryforwards	31,090	33,891
Basis difference between income tax and financial reporting with respect to operating pulp mills	(53,994)	(77,440)
Derivative financial instruments	14,228	14,709
Long-term debt	1,567	1,367
Payable and accrued expenses	(195)	(89)
Deferred pension liability	8,199	7,381
Capital leases	2,136	1,941
Research and development expense pool	2,672	—
Other	1,004	1,623

	110,113	98,320
Valuation allowance	(93,840)	(81,868)

Net deferred tax asset	€16,273	€16,452

Comprised of:
Deferred income tax asset—current	€4,465	€6,750
Deferred income tax asset—non-current	17,565	12,287
Deferred income tax liability—non-current	(5,757)	(2,585)

Net deferred tax asset	€16,273	€16,452

The Company is subject to income tax audits on a continuing basis which may result in changes to the deferred tax assets and liabilities. Due to uncertainties regarding future amounts of taxable income in Germany, Canada and the United States, the Company has provided a valuation allowance against a portion of its deferred tax assets, which primarily consist of tax losses carried forward. However, during the year, based on forecasted taxable income for the entities in each tax jurisdiction, income tax strategies, and its best estimates of the timing of temporary differences, the Company believes that it is more likely than not that certain tax assets will not be realized and accordingly the Company has increased certain valuation allowances by approximately €12,000. The Company’s tax asset recognition methodology consists of forecasting taxable income into the future along with related temporary differences. The Company then estimates which tax assets, based on a variety of factors, are more likely than not to be realized, and recognizes tax assets accordingly. ASC 740 does not allow for tax assets to be recognized where the entity does not have a strong history of profitability. However, ASC 740 does not provide specific guidance with respect to what a strong history of profitability is. As a result, professional judgement is required when considering whether a company has a strong history of profitability or not. For example, the relative impact of negative and positive evidence of profitability where a company has cumulative losses in recent years. The weight given to negative and positive evidence is commensurate with the extent to which it can be objectively verified. Operating results during the most recent three-year period are generally given more weight than expectations of future profitability, which are inherently uncertain.

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of Euros, except per share data)

Note 10. Income Taxes (continued)

The Company’s German tax loss carryforward amount includes corporate and trade tax losses totalling approximately €313,800 at December 31, 2012 which have no expiration date. In addition, the Company has approximately €104,400 of German interest carryforwards which have no expiration date and can be used to reduce taxable income, with certain limitations. The Company’s U.S. loss carryforwards amount is approximately €78,200 at December 31, 2012, of which approximately €4,800 and €73,400, if not used, will expire in the tax years ending 2018 to 2023 and 2024 to 2030, respectively. The Company’s Canadian tax loss carryforward amount is approximately €124,400 at December 31, 2012 of which approximately €10,000 will expire in 2016 and approximately €114,400 will begin to expire in the tax year ending 2026, if not used. The Company has Canadian investment tax credits for scientific research and experimental development of approximately €10,700 which begin to expire in the taxation year 2031. Management has concluded that it is more likely than not that a portion of the above noted losses will be utilized, under current circumstances, and accordingly has reserved any resulting potential tax benefit that is not expected to be realized in the near future.

The Company’s policy is to indefinitely reinvest undistributed earnings of Mercer’s foreign subsidiaries. Accordingly, no provision for U.S. income taxes has been made for such undistributed earnings.

Note 11. Share Capital

Common shares

The Company has authorized 200,000,000 common shares (2011 – 200,000,000) with a par value of $1 per share.

As at December 31, 2012, the Company had 55,815,704 common shares (2011 – 55,779,204) issued and outstanding. During the year ended December 31, 2012, the Company issued 36,500 restricted shares to directors of the Company.

Share Repurchase Program

In August 2011, the Company’s Board of Directors authorized a share repurchase program (the “Program”) to repurchase up to $25.0 million worth of the Company’s outstanding common shares from time to time over a period ending August 2012. In July 2012, the Company’s Board of Directors re-authorized the Program to allow for the repurchase of up to approximately $14.4 million of the Company’s outstanding common shares over a period ending August 2013. During the year ended December 31, 2012, the Company did not repurchase any of its common shares. During the year ended December 31, 2011, the Company repurchased 1,263,401 of its common shares at an aggregate cost of $10.6 million. The Company recorded these as treasury shares.

The Company retired all outstanding treasury shares prior to December 31, 2011. The retired treasury shares had a carrying value of approximately €6,342. Upon the formal retirement of treasury shares, the Company reduced its share capital based on the estimated average cost of the common shares and reduced the treasury share account based on the repurchase price. The difference between the repurchase price and the original issue value was recorded as a reduction to retained earnings.

The Company may make additional repurchases of common shares under its Program, depending on prevailing market conditions, alternate uses of capital and other factors. Whether and when to initiate a purchase of common shares and the amount of common shares purchased is at the Company’s discretion. As at December 31, 2012, the Company had an authorized amount of $14.4 million remaining to repurchase its common shares.

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of Euros, except per share data)

Note 11. Share Capital (continued)

Preferred shares

The Company has authorized 50,000,000 preferred shares (2011 – 50,000,000) with $1 par value issuable in series, of which 2,000,000 shares have been designated as Series A. The preferred shares may be issued in one or more series and with such designations and preferences for each series as shall be stated in the resolutions providing for the designation and issue of each such series adopted by the Board of Directors of the Company. The Board of Directors is authorized by the Company’s articles of incorporation to determine the voting, dividend, redemption and liquidation preferences pertaining to each such series. As at December 31, 2012, no preferred shares had been issued by the Company.

Note 12. Stock-Based Compensation

In June 2010, the Company adopted a new stock incentive plan (the “2010 Plan”) which provides for options, restricted stock rights, restricted shares, performance shares, performance share units (“PSUs”) and stock appreciation rights to be awarded to employees, consultants and non-employee directors. As at December 31, 2012, after factoring in all allocated shares, there remain approximately 1.1 million common shares available for grant pursuant to the 2010 Plan.

Performance Shares and PSUs

Performance shares are common shares granted to an employee which have restrictive conditions, such as the ability to sell the shares, until the Company and the grantee achieve certain performance objectives. PSUs comprise rights to receive common shares at a future date that are contingent on the Company and the grantee achieving certain performance objectives.

The fair value of the performance shares and PSUs is recorded as compensation expense over the vesting period. The fair value is determined based upon the targeted number of shares awarded and the quoted price of the Company’s shares at the reporting date. The target number of shares is determined using management’s best estimate. The final determination of the number of shares to be granted or unrestricted will be made by the Company’s Board of Directors. For the year ended December 31, 2012, the Company recognized an expense of €1,207 related to the PSUs (2011 – €916; 2010 – €2,255).

As at December 31, 2012, there are no performance shares outstanding.

The following table summarizes PSU activity during the year:

	Number of PSUs
	2012	2011	2010
Outstanding at January 1	795,312	534,783	565,165
Granted	55,478	812,575	13,000
Vested and issued	—	(474,728)	—
Cancelled	—	(60,055)	—
Forfeited	(64,661)	(17,263)	(43,382)

Outstanding at December 31	786,129	795,312	534,783

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

Expense recognized for the year ended December 31, 2012 was €832 (2011 – €998; 2010 – €139). As at December 31, 2012, the total remaining unrecognized compensation cost related to restricted stock amounted to approximately €711 (2011 – €1,381), which will be amortized over the remaining vesting periods.

The following table summarizes restricted share activity during the year:

	Number of Restricted Shares
	2012	2011	2010
Outstanding at January 1	238,000	56,000	21,000
Granted	36,500	238,000	56,000
Vested	(78,000)	(56,000)	(21,000)

Outstanding at December 31	196,500	238,000	56,000

Stock Options

The following table summarizes the status of options outstanding at December 31, 2012:

Outstanding Options				Exercisable Options
Exercise Price	Number	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$5.65	100,000	0.69	$5.65	100,000	$5.65
$7.30	30,000	2.57	$7.30	30,000	$7.30
$7.92	45,000	2.69	$7.92	45,000	$7.92

During the year ended December 31, 2012 and 2011, no options were granted, exercised or cancelled. During the year ended December 31, 2012, no options expired (2011 – 15,000). The aggregate intrinsic value of options is calculated as the difference between the quoted market price for the Company’s common stock as at December 31, 2012, and the exercise price of the stock options for those options where the exercise price is below the quoted market price. As at December 31, 2012, the Company had 100,000 options (2011 – 100,000) with an exercise price below the quoted market price resulting in an aggregate intrinsic value of €115 (2011 – €32). The Company issues new shares upon the exercise of stock options.

Stock compensation expense recognized for the year ended December 31, 2012 was €nil (2011 – €nil; 2010 – €nil).

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of Euros, except per share data)

Note 13. Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income are as follows:

	Year Ended December 31,
	2012	2011
Foreign currency translation adjustments	€41,031	€36,567
Unrecognized losses and prior service costs related to defined benefit plans	(15,969)	(15,341)
Unrealized gains on marketable securities	119	120

Accumulated other comprehensive income	€25,181	€21,346

Note 14. Net Income (Loss) Per Share Attributable to Common Shareholders

	Year Ended December 31,
	2012	2011	2010
Net income (loss) attributable to common shareholders—basic	€(12,185)	€50,075	€86,279
Interest on convertible notes, net of tax	—	797	2,439

Net income (loss) attributable to common shareholders—diluted	€(12,185)	€50,872	€88,718

Net income (loss) per share attributable to common shareholders
Basic	€(0.22)	€1.00	€2.24

Diluted	€(0.22)	€0.89	€1.56

Weighted average number of common shares outstanding:
Basic(1)	55,596,761	50,116,982	38,590,797
Effect of dilutive shares:
Performance shares and PSUs	—	544,853	442,844
Restricted shares	—	87,923	26,683
Stock options and awards	—	57,483	—
Convertible notes	—	6,178,778	17,902,638

Diluted	55,596,761	56,986,019	56,962,962

(1)	The basic weighted average number of shares excludes 196,500 restricted shares which have been issued, but have not vested as at December 31, 2012 (2011 – 238,000 restricted shares; 2010 – 56,000 restricted shares).

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

	Year Ended December 31,
	2012	2011	2010
Stock options and awards	175,000	—	190,000
PSUs	786,129	—	—
Restricted shares	196,500	—	—

Note 15. Business Segment Information

The Company has three operating segments, the individual pulp mills that are aggregated into one reportable business segment, market pulp. Accordingly, the results presented are those of the one reportable business segment.

The following table presents net sales to external customers by geographic area based on location of the customer.

	Year Ended December 31,
	2012	2011	2010
China	€230,007	€234,654	€196,022
Germany	228,402	256,563	278,348
Other European Union countries (1)	168,616	175,937	182,246
North America	47,513	69,345	92,628
Italy	43,112	51,509	56,301
Other Asia	33,197	30,872	37,561
Other countries	1,632	823	1,503

	752,479	819,703	844,609
Energy and chemical revenues	72,289	68,079	49,288
Third party transportation revenues	9,375	11,693	11,702

	€834,143	€899,475	€905,599

(1)	Not including Germany or Italy; includes new entrant countries to the European Union from their time of admission.

The following table presents total long-lived assets by geographic area based on location of the asset.

	December 31,
	2012	2011
Germany	€636,735	€638,500
Canada	172,143	182,474

	€808,878	€820,974

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of Euros, except per share data)

Note 15. Business Segment Information (continued)

In 2012, one customer accounted for 11% of the Company’s total pulp sales (2011—no single customer accounted for 10% or more; 2010—one customer—11%).

Note 16. Derivative Transactions

The Company is exposed to certain market risks relating to its ongoing business. The Company seeks to manage these risks through internal risk management policies as well as, from time to time, the use of derivatives. The Company currently manages its interest rate risk and a small portion of its pulp sales price risk with the use of derivative instruments. The derivatives are measured at fair value with changes in fair value immediately recognized in gain (loss) on derivative instruments in the Consolidated Statement of Operations.

Derivative assets are presented in prepaid expenses and other, and derivative liabilities are presented in unrealized interest rate derivative losses in the Consolidated Balance Sheet.

Interest Rate Derivatives

During 2004, the Company entered into certain variable-to-fixed interest rate swaps in connection with the Stendal mill with respect to an aggregate maximum amount of approximately €612,600 of the principal amount of the indebtedness under the Stendal Loan Facility. Under the remaining interest rate swap, the Company pays a fixed rate and receives a floating rate with the interest payments being calculated on a notional amount. Currently, the contract has an aggregate notional amount of €357,576 at a fixed interest rate of 5.28% and it matures in October 2017 (which for the most part matches the maturity of the Stendal Loan Facility).

The interest rate derivative contract is with a bank that is part of a banking syndicate that holds the Stendal Loan Facility and the Company does not anticipate non-performance by the bank.

Pulp Price Derivative

During May 2012, the Company entered into a fixed price pulp swap contract with a bank. Under the terms of the contract, 5,000 metric tonnes (“MT”) of pulp per month was fixed at a price of $915 per MT. The contract expired in December 2012. In November 2012, the Company entered into two additional contracts. Under the terms of the contracts, 3,000 MT of pulp per month is fixed at prices which range from $880 to $890 per MT. The contracts expire in December 2013.

Energy Derivatives

The Company is also subject to price risk for electricity used in its manufacturing operations. The Company enters into electricity forward sales contracts when it sees an opportunity to sell forward electricity at opportunistic rates. No electricity forward sales contracts were entered into in 2012, 2011 or 2010. Although the Company does not currently have plans to enter into such transactions, the Company may enter into similar electricity derivative contracts in the future.

Foreign Exchange Derivatives

The Company did not enter into foreign exchange derivatives in 2012, 2011 and 2010.

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of Euros, except per share data)

Note 16. Derivative Transactions (continued)

Credit Risk

The Company’s credit risk is primarily attributable to cash held in bank accounts and receivables. The Company maintains cash balances in foreign financial institutions in excess of insured limits. The Company limits its credit exposure on cash held in bank accounts by periodically investing cash in excess of short-term operating requirements and debt obligations in low risk government bonds, or similar debt instruments. The Company’s credit risk associated with the sale of pulp products is managed through establishing long-term contractual relationships with its customers, setting credit limits, the purchase of credit insurance and for certain customers a letter of credit is received prior to shipping its product. Concentrations of credit risk on the sale of pulp products are with customers and agents based in Germany, China, Italy and the United States.

The carrying amount of cash and cash equivalents of €104,239 and receivables of €110,087 recorded in the Consolidated Balance Sheet, net of any allowances for losses, represents the Company’s maximum exposure to credit risk.

The following table shows our gains and losses by type of derivative recognized in gain (loss) on derivative instruments in the Consolidated Statement of Operations:

	Year Ended December 31,
	2012	2011	2010
Interest rate derivative contract	€1,713	€(1,418)	€1,899
Pulp price derivative contracts	2,028	—	—

	€3,741	€(1,418)	€1,899

Note 17. Financial Instruments

The fair value of financial instruments as at December 31 is summarized as follows:

	2012		2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	€104,239	€104,239	€105,072	€105,072
Marketable securities(1)	184	184	12,372	12,372
Receivables	110,087	110,087	120,487	120,487
Pulp price derivative contracts—asset	745	745	—	—
Accounts payable and other	89,950	89,950	99,640	99,640
Debt	711,403	700,001	734,086	717,522
Interest rate derivative contract—liability	50,678	50,678	52,391	52,391

(1)	Includes equity securities of €184 (2011 – €156) recorded in the Consolidated Balance Sheet within deferred note issuance and other.

The carrying value of cash and cash equivalents and accounts payable and other approximates the fair value due to the immediate or short-term maturity of these financial instruments. The carrying value of receivables approximates the fair value due to their short-term nature and historical collectability. The fair value of debt reflects recent market transactions and discounted cash flow estimates. Marketable securities are recorded at fair value based on quoted prices in active markets. See the Fair Value Measurement and Disclosure section below for details on how the fair value of the pulp price derivative contracts and interest rate derivative contract was determined.

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

The Company classified its marketable securities within Level 1 of the valuation hierarchy because quoted prices are available in an active market for both exchange-traded equities and the German federal government bonds. The Company classified the German federal government bonds as available-for-sale as it was not certain these investments would be held to maturity, nor did the Company intend to actively trade these investments.

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

The following table presents a summary of the Company’s outstanding financial instruments and their estimated fair values under the hierarchy defined in Fair Value Measurements and Disclosures Topic of the FASB Accounting Standards Codification:

	Fair value measurements at December 31, 2012 using:
Description	Level 1	Level 2	Level 3	Total
Assets
Marketable securities
Exchange traded equities	€184	€—	€—	€184
Pulp price derivative contracts	—	745	—	745

	€184	€745	€—	€929

Liabilities
Interest rate derivative contract	€—	€50,678	€—	€50,678

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of Euros, except per share data)

Note 17. Financial Instruments (continued)

	Fair value measurements at December 31, 2011 using:
Description	Level 1	Level 2	Level 3	Total
Assets
Marketable securities
German federal government bonds	€12,216	€—	€—	€12,216
Exchange traded equities	156	—	—	156

	€12,372	€—	€—	€12,372

Liabilities
Interest rate derivative contract	€—	€52,391	€—	€52,391

Note 18. Lease Commitments

Minimum lease payments, primarily for various vehicles, and plant and equipment under capital and non-cancellable operating leases and the present value of net minimum payments at December 31, 2012 is as follows:

	Capital Leases	Operating Leases
2013	€1,998	€2,973
2014	1,367	1,612
2015	1,440	1,468
2016	1,202	915
2017	846	888
Thereafter	2,900	1,553

Total	9,753	€9,409

Less: imputed interest	1,510

Total present value of minimum capitalized payments	8,243
Less: current portion of capital lease obligations	1,958

Long-term capital lease obligations	€6,285

Rent expense under operating leases was €3,006 for the year ended December 31, 2012 (2011—€3,313; 2010—€2,246). The current portion of the capital lease obligations is included in accounts payable and other and the long-term portion is included in capital leases and other in the Consolidated Balance Sheet.

Note 19. Commitments and Contingencies

(a)	At December 31, 2012, the Company has liabilities for environmental conservation expenditures which include asset retirement obligations of €4,251 (2011—€4,170) and wastewater fees of €6,648 (2011—€4,438). Management believes the accrued amounts recorded are sufficient.

(b)

Pursuant to an arbitration proceeding with the general construction contractor (the noncontrolling shareholder) of the Stendal mill regarding certain warranty claims, the Company acted upon a bank guarantee for defect liability on civil works that was about to expire as provided in the engineering, procurement, and construction contract. On January 28, 2011, the Company received approximately €10,000

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of Euros, except per share data)

Note 19. Commitments and Contingencies (continued)

(the “Guarantee Amount”), which is intended to compensate the Company for remediation work that is required at the Stendal mill, but it is less than the amount claimed by the Company under the arbitration. Consequently, the arbitration proceeding is ongoing, and there is no certainty that the Company will be successful with its claims.

The €10,000 was initially recognized as an increase in cash and a corresponding increase in accounts payable and other. As civil works remediation steps are agreed to with the noncontrolling shareholder an agreed to portion of the payable is reversed with the offset recorded in operating costs to offset the remediation expenditures. In January 2012, the noncontrolling shareholder contributed its required €1,632 from the Guarantee Amount as part of the financing agreement for Project Blue Mill. This contribution was reclassified to long-term debt as part of the loan payable to the noncontrolling shareholder. See Note 8(e)—Debt. As at December 31, 2012, the Company had Guarantee Amount proceeds of €1,768 remaining in accounts payable and other.

(c)	The Company is involved in a property transfer tax dispute with respect to the Celgar mill and certain other legal actions and claims arising in the ordinary course of business. Celgar had previously paid the property transfer tax assessment, and the court date is scheduled during the first quarter of 2013 to appeal the assessment. While the outcome of these legal actions and claims cannot be predicted with certainty, it is the opinion of management that the outcome of any such claim which is pending or threatened, either individually or on a combined basis, will not have a material adverse effect on the consolidated financial condition, results of operations or liquidity of the Company.

(d)	The Company is subject to regulations that require the handling and disposal of asbestos in a prescribed manner if a property undergoes a major renovation or demolition. Otherwise, the Company is not required to remove asbestos from its facilities. Generally asbestos is found on steam and condensate piping systems as well as certain cladding on buildings and in building insulation throughout older facilities. The Company’s obligation for the proper removal and disposal of asbestos products from the Company’s mills is a conditional asset retirement obligation. As a result of the longevity of the Company’s mills, due in part to the maintenance procedures and the fact that the Company does not have plans for major changes that require the removal of asbestos, the timing of the asbestos removal is indeterminate. As a result, the Company is currently unable to reasonably estimate the fair value of its asbestos removal and disposal obligation. The Company will recognize a liability in the period in which sufficient information is available to reasonably estimate its fair value.

(e)	As at December 31, 2012, the Company had entered into capital commitments of approximately €14,000 at the Stendal mill as part of Project Blue Mill.

(f)	The Company entered into certain minimum or fixed purchase commitments primarily related to the purchase of raw materials, none of which are individually material, that extend beyond 2013. Commitments under these contracts are approximately €808 in 2014, approximately €676 in 2015, approximately €568 in 2016, and approximately €615 in 2017 and beyond.

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of Euros, except per share data)

Note 20. Restricted Group Supplemental Disclosure

The terms of the indenture governing our Senior Notes require that we provide the results of operations and financial condition of Mercer International Inc. and our restricted subsidiaries under the indenture, collectively referred to as the “Restricted Group”. As at and during the years ended December 31, 2012 and 2011, the Restricted Group was comprised of Mercer International Inc., certain holding subsidiaries and our Rosenthal and Celgar mills. The Restricted Group excludes the Stendal mill.

Combined Condensed Balance Sheets

	December 31, 2012
	Restricted Group	Unrestricted Subsidiaries	Eliminations	Consolidated Group
ASSETS
Current assets
Cash and cash equivalents	€36,714	€67,525	€—	€104,239
Receivables	61,212	48,875	—	110,087
Inventories	74,786	43,514	—	118,300
Prepaid expenses and other	5,811	2,096	—	7,907
Deferred income tax	2,188	2,277	—	4,465

Total current assets	180,711	164,287	—	344,998
Long-term assets
Property, plant and equipment	345,311	463,567	—	808,878
Deferred note issuance and other	6,607	5,555	—	12,162
Deferred income tax	9,179	8,386	—	17,565
Due from unrestricted group	102,311	—	(102,311)	—

Total assets	€644,119	€641,795	€(102,311)	€1,183,603

LIABILITIES
Current liabilities
Accounts payable and other	€42,106	€47,844	€—	€89,950
Pension and other post-retirement benefit obligations	813	—	—	813
Debt	5,662	40,000	—	45,662

Total current liabilities	48,581	87,844	—	136,425
Long-term liabilities
Debt	216,214	449,527	—	665,741
Due to restricted group	—	102,311	(102,311)	—
Unrealized interest rate derivative losses	—	50,678	—	50,678
Pension and other post-retirement benefit obligations	32,141	—	—	32,141
Capital leases and other	6,073	7,863	—	13,936
Deferred income tax	5,757	—	—	5,757

Total liabilities	308,766	698,223	(102,311)	904,678

EQUITY
Total shareholders’ equity (deficit)	335,353	(39,548)	—	295,805
Noncontrolling deficit	—	(16,880)	—	(16,880)

Total liabilities and equity	€644,119	€641,795	€(102,311)	€1,183,603

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

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of Euros, except per share data)

Note 20. Restricted Group Supplemental Disclosure (continued)

Combined Condensed Statements of Operations

	Year Ended December 31, 2012
	Restricted Group	Unrestricted Subsidiaries	Eliminations	Consolidated Group
Revenues
Pulp	€423,943	€337,911	€—	€761,854
Energy and chemicals	28,489	43,800	—	72,289

	452,432	381,711	—	834,143
Operating costs	388,966	300,086	—	689,052
Operating depreciation and amortization	31,195	26,581	—	57,776
Selling, general and administrative expenses	24,640	13,670	—	38,310

	444,801	340,337	—	785,138

Operating income	7,631	41,374	—	49,005

Other income (expense)
Interest expense	(23,425)	(38,050)	5,670	(55,805)
Gain (loss) on derivative instruments	2,028	1,713	—	3,741
Loss on extinguishment of debt	(81)	—	—	(81)
Other income (expense)	5,108	504	(5,670)	(58)

Total other income (expense)	(16,370)	(35,833)	—	(52,203)

Income (loss) before income taxes	(8,739)	5,541	—	(3,198)
Income tax benefit (provision)	(5,482)	(1,811)	—	(7,293)

Net income (loss)	(14,221)	3,730	—	(10,491)
Less: net income attributable to noncontrolling interest	—	(1,694)	—	(1,694)

Net income (loss) attributable to common shareholders	€(14,221)	€2,036	€—	€(12,185)

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of Euros, except per share data)

Note 20. Restricted Group Supplemental Disclosure (continued)

Combined Condensed Statements of Operations

	Year Ended December 31, 2011
	Restricted Group	Unrestricted Subsidiaries	Eliminations	Consolidated Group
Revenues
Pulp	€473,992	€357,404	€—	€831,396
Energy and chemicals	25,473	42,606	—	68,079

	499,465	400,010	—	899,475
Operating costs	382,555	311,270	—	693,825
Operating depreciation and amortization	29,841	25,919	—	55,760
Selling, general and administrative expenses	24,126	14,645	—	38,771

	436,522	351,834	—	788,356

Operating income	62,943	48,176	—	111,119

Other income (expense)
Interest expense	(24,886)	(39,074)	4,965	(58,995)
Gain (loss) on derivative instruments	—	(1,418)	—	(1,418)
Foreign exchange gain (loss) on debt	1,175	—	—	1,175
Loss on extinguishment of debt	(71)	—	—	(71)
Other income (expense)	5,262	1,204	(4,965)	1,501

Total other income (expense)	(18,520)	(39,288)	—	(57,808)

Income (loss) before income taxes	44,423	8,888	—	53,311
Income tax benefit (provision)	(4,614)	5,309	—	695

Net income (loss)	39,809	14,197	—	54,006
Less: net income attributable to noncontrolling interest	—	(3,931)	—	(3,931)

Net income (loss) attributable to common shareholders	€39,809	€10,266	€—	€50,075

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of Euros, except per share data)

Note 20. Restricted Group Supplemental Disclosure (continued)

Combined Condensed Statements of Operations

	Year Ended December 31, 2010
	Restricted Group	Unrestricted Subsidiaries	Eliminations	Consolidated Group
Revenues
Pulp	€490,020	€366,291	€—	€856,311
Energy and chemicals	15,145	34,143	—	49,288

	505,165	400,434	—	905,599
Operating costs	361,272	287,320	—	648,592
Operating depreciation and amortization	29,971	25,961	—	55,932
Selling, general and administrative expenses	20,231	13,101	—	33,332

	411,474	326,382	—	737,856

Operating income	93,691	74,052	—	167,743

Other income (expense)
Interest expense	(31,498)	(40,852)	4,729	(67,621)
Gain (loss) on derivative instruments	—	1,899	—	1,899
Foreign exchange gain (loss) on debt	(6,126)	—	—	(6,126)
Loss on extinguishment of debt	(7,494)	—	—	(7,494)
Other income (expense)	5,103	94	(4,729)	468

Total other income (expense)	(40,015)	(38,859)	—	(78,874)

Income (loss) before income taxes	53,676	35,193	—	88,869
Income tax benefit (provision)	8,651	(2,772)	—	5,879

Net income (loss)	62,327	32,421	—	94,748
Less: net income attributable to noncontrolling interest	—	(8,469)	—	(8,469)

Net income (loss) attributable to common shareholders	€62,327	€23,952	€—	€86,279

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of Euros, except per share data)

Note 20. Restricted Group Supplemental Disclosure (continued)

Combined Condensed Statements of Cash Flows

	Year Ended December 31, 2012
	Restricted Group	Unrestricted Subsidiaries	Consolidated Group
Cash flows from (used in) operating activities
Net income (loss)	€(14,221)	€3,730	€(10,491)
Adjustments to reconcile net income (loss) to cash flows from operating activities
Unrealized loss (gain) on derivative instruments	(764)	(1,713)	(2,477)
Loss on extinguishment of debt	81	—	81
Depreciation and amortization	31,471	26,581	58,052
Deferred income taxes	5,179	(5,297)	(118)
Stock compensation expense	2,039	—	2,039
Pension and other post-retirement expense, net of funding	284	—	284
Other	1,144	2,657	3,801
Changes in working capital
Receivables	(587)	8,981	8,394
Inventories	(3,991)	5,333	1,342
Accounts payable and accrued expenses	(7,446)	(6,544)	(13,990)
Other(1)	(15,779)	14,835	(944)

Net cash from (used in) operating activities	(2,590)	48,563	45,973

Cash flows from (used in) investing activities
Purchase of property, plant and equipment	(21,937)	(14,767)	(36,704)
Proceeds on sale of property, plant and equipment	365	288	653
Proceeds on maturity of marketable securities	12,213	—	12,213

Net cash from (used in) investing activities	(9,359)	(14,479)	(23,838)

Cash flows from (used in) financing activities
Repayment of notes payable and debt	(2,671)	(24,583)	(27,254)
Repayment of capital lease obligations	(735)	(1,390)	(2,125)
Proceeds from (repayment of) credit facilities, net	4,559	—	4,559
Payment of note issuance costs	(312)	(1,621)	(1,933)
Proceeds from government grants	3,096	792	3,888

Net cash from (used in) financing activities	3,937	(26,802)	(22,865)

Effect of exchange rate changes on cash and cash equivalents	(103)	—	(103)

Net increase (decrease) in cash and cash equivalents	(8,115)	7,282	(833)
Cash and cash equivalents, beginning of year	44,829	60,243	105,072

Cash and cash equivalents, end of year	€36,714	€67,525	€104,239

(1)	Includes intercompany related transactions.

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of Euros, except per share data)

Note 20. Restricted Group Supplemental Disclosure (continued)

Combined Condensed Statements of Cash Flows

	Year Ended December 31, 2011
	Restricted Group	Unrestricted Subsidiaries	Consolidated Group
Cash flows from (used in) operating activities
Net income (loss)	€39,809	€14,197	€54,006
Adjustments to reconcile net income (loss) to cash flows from operating activities
Unrealized loss (gain) on derivative instruments	—	1,418	1,418
Foreign exchange loss (gain) on debt	(1,175)	—	(1,175)
Loss on extinguishment of debt	71	—	71
Depreciation and amortization	30,086	25,919	56,005
Deferred income taxes	2,989	(5,366)	(2,377)
Stock compensation expense	3,310	—	3,310
Pension and other post-retirement expense, net of funding	(269)	—	(269)
Other	1,413	492	1,905
Changes in working capital
Receivables	3,255	(4,859)	(1,604)
Inventories	(10,175)	(7,538)	(17,713)
Accounts payable and accrued expenses	5,868	8,384	14,252
Other(1)	(8,503)	11,729	3,226

Net cash from (used in) operating activities	66,679	44,376	111,055

Cash flows from (used in) investing activities
Purchase of property, plant and equipment	(29,513)	(8,296)	(37,809)
Proceeds on sale of property, plant and equipment	327	486	813
Purchase of marketable securities	(12,187)	—	(12,187)
Note receivable	2,865	—	2,865

Net cash from (used in) investing activities	(38,508)	(7,810)	(46,318)

Cash flows from (used in) financing activities
Repayment of notes payable and debt	(26,026)	(23,167)	(49,193)
Repayment of capital lease obligations	(1,310)	(1,632)	(2,942)
Proceeds from (repayment of) credit facilities, net	(14,652)	—	(14,652)
Proceeds from government grants	14,091	108	14,199
Purchase of treasury shares	(7,476)	—	(7,476)

Net cash from (used in) financing activities	(35,373)	(24,691)	(60,064)

Effect of exchange rate changes on cash and cash equivalents	1,377	—	1,377

Net increase (decrease) in cash and cash equivalents	(5,825)	11,875	6,050
Cash and cash equivalents, beginning of year	50,654	48,368	99,022

Cash and cash equivalents, end of year	€44,829	€60,243	€105,072

(1)	Includes intercompany related transactions.

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of Euros, except per share data)

Note 20. Restricted Group Supplemental Disclosure (continued)

Combined Condensed Statements of Cash Flows

	Year Ended December 31, 2010
	Restricted Group	Unrestricted Subsidiaries	Consolidated Group
Cash flows from (used in) operating activities
Net income (loss)	€62,327	€32,421	€94,748
Adjustments to reconcile net income (loss) to cash flows from operating activities
Unrealized loss (gain) on derivative instruments	—	(1,899)	(1,899)
Foreign exchange loss (gain) on debt	6,126	—	6,126
Loss on extinguishment of debt	7,494	—	7,494
Depreciation and amortization	30,270	25,961	56,231
Deferred income taxes	(9,760)	—	(9,760)
Stock compensation expense	2,394	—	2,394
Pension and other post-retirement expense, net of funding	418	—	418
Other	5,011	2,671	7,682
Changes in working capital
Receivables	(25,913)	(14,125)	(40,038)
Inventories	(2,885)	(21,577)	(24,462)
Accounts payable and accrued expenses	(10,304)	7,215	(3,089)
Other(1)	(10,597)	6,031	(4,566)

Net cash from (used in) operating activities	54,581	36,698	91,279

Cash flows from (used in) investing activities
Purchase of property, plant and equipment	(34,675)	(3,625)	(38,300)
Proceeds on sale of property, plant and equipment	251	887	1,138
Note receivable	1,113	—	1,113

Net cash from (used in) investing activities	(33,311)	(2,738)	(36,049)

Cash flows from (used in) financing activities
Repayment of notes payable and debt	(220,665)	(13,917)	(234,582)
Proceeds from borrowings of notes payable and debt	222,177	—	222,177
Repayment of capital lease obligations	(589)	(2,331)	(2,920)
Proceeds from (repayment of) credit facilities, net	(2,660)	—	(2,660)
Payment of note issuance costs	(6,095)	—	(6,095)
Proceeds from government grants	17,952	—	17,952

Net cash from (used in) financing activities	10,120	(16,248)	(6,128)

Effect of exchange rate changes on cash and cash equivalents	(1,371)	—	(1,371)

Net increase (decrease) in cash and cash equivalents	30,019	17,712	47,731
Cash and cash equivalents, beginning of year	20,635	30,656	51,291

Cash and cash equivalents, end of year	€50,654	€48,368	€99,022

(1)	Includes intercompany related transactions.

SUPPLEMENTARY FINANCIAL INFORMATION (UNAUDITED)

Quarterly Financial Data

(Thousands of Euros, except per share amounts)

	Quarters Ended
	March 31	June 30	September 30	December 31
2012
Revenues	€218,358	€204,062	€223,275	€188,448
Gross profit	16,243	18,296	7,214	7,252
Net income (loss) attributable to common shareholders	1,173	1,515	(9,712)	(5,161)
Net income (loss) per share attributable to common shareholders*	0.02	0.03	(0.17)	(0.09)
2011
Revenues	€226,330	€234,495	€207,065	€231,585
Gross profit	36,644	36,211	35,307	2,957
Net income (loss) attributable to common shareholders	29,053	14,383	8,440	(1,801)
Net income (loss) per share attributable to common shareholders*	0.52	0.26	0.15	(0.03)

* On a diluted basis

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERCER INTERNATIONAL INC.

Dated: February 15, 2013	By:	/s/ JIMMY S.H. LEE
Jimmy S.H. Lee
Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ JIMMY S.H. LEE	Date: February 15, 2013
Jimmy S.H. Lee
Chairman, Chief Executive Officer and Director

/s/ DAVID M. GANDOSSI	Date: February 15, 2013
David M. Gandossi
Secretary, Executive Vice President,
Chief Financial Officer and Principal
Accounting Officer

/s/ ERIC LAURITZEN	Date: February 15, 2013
Eric Lauritzen
Director

/s/ WILLIAM D. MCCARTNEY	Date: February 15, 2013
William D. McCartney
Director

/s/ GRAEME A. WITTS	Date: February 15, 2013
Graeme A. Witts
Director

/s/ GUY W. ADAMS	Date: February 15, 2013
Guy W. Adams
Director

/s/ BERNARD PICCHI	Date: February 15, 2013
Bernard Picchi
Director

/s/ JAMES SHEPHERD	Date: February 15, 2013
James Shepherd
Director

/s/ KEITH PURCHASE	Date: February 15, 2013
Keith Purchase
Director

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
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

10.1*

Project Financing Facility Agreement dated August 26, 2002 between Zellstoff Stendal GmbH and Bayerische Hypo-und Vereinsbank AG, as amended by Amendment, Restatement and Undertaking Agreement dated January 31, 2009 and the Amendment Agreement dated January 20, 2011.

10.2*	Project Blue Mill Financing Facility Agreement dated January 20, 2012 between Zellstoff Stendal GmbH and Unicredit Bank AG and IKB Deutsche Industriebank AG.

10.3*

Shareholders’ Undertaking Agreement dated August 26, 2002 among Mercer International Inc., Stendal Pulp Holdings GmbH, RWE Industrie-Lösungen GmbH, AIG Altmark Industrie AG and FAHR Beteiligungen AG and Zellstoff Stendal GmbH and Bayerische Hypo-und Vereinsbank AG as amended by the Amendment Restatement and Undertaking Agreement dated January 20, 2012.

10.4*

Shareholders’ Agreement dated August 26, 2002 among Zellstoff Stendal GmbH, Stendal Pulp Holdings GmbH, RWE Industrie-Lösungen GmbH and FAHR Beteiligungen AG as amended by the Amendment Restatement and Undertaking Agreement dated January 20, 2012.

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

10.17

Extension, Amendment and Confirmation Letter dated October 4, 2012 among Zellstoff- und Papierfabrik Rosenthal GmbH, D&Z Holding GmbH, D&Z Beteiligungs GmbH, ZPR Logistik GmbH and Mercer International Inc. Incorporated by reference from Form 10-Q dated November 2, 2012.

10.18

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

21	List of Subsidiaries of Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Section 302 Certificate of Chief Executive Officer.

31.2	Section 302 Certificate of Chief Financial Officer.

32.1**	Section 906 Certificate of Chief Executive Officer.

32.2**	Section 906 Certificate of Chief Financial Officer.

*	Filed in Form 10-K for prior years.
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