Form 10-Q
period 2013-03-31
MERCER INTERNATIONAL INC.
filed 2013-05-03
CIK 1333274

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

The Registrant had 55,815,704 shares of common stock outstanding as at May 2, 2013.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MERCER INTERNATIONAL INC.

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2013

(Unaudited)

FORM 10-Q

QUARTERLY REPORT - PAGE  2

MERCER INTERNATIONAL INC.

INTERIM CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands of Euros)

	March 31,	December 31,
	2013	2012
ASSETS
Current assets
Cash and cash equivalents	€110,664	€104,239
Receivables	120,184	110,087
Inventories (Note 2)	112,908	118,300
Prepaid expenses and other	8,295	7,907
Deferred income tax	3,824	4,465

Total current assets	355,875	344,998

Long-term assets
Property, plant and equipment	802,959	808,878
Deferred note issuance and other	11,622	12,162
Deferred income tax	15,104	17,565

	829,685	838,605

Total assets	€1,185,560	€1,183,603

LIABILITIES
Current liabilities
Accounts payable and other	€97,645	€89,950
Pension and other post-retirement benefit obligations (Note 4)	818	813
Debt (Note 3)	55,081	45,662

Total current liabilities	153,544	136,425

Long-term liabilities
Debt (Note 3)	658,166	665,741
Unrealized interest rate derivative losses (Note 8)	45,513	50,678
Pension and other post-retirement benefit obligations (Note 4)	32,451	32,141
Capital leases and other	13,887	13,936
Deferred income tax	6,175	5,757

	756,192	768,253

Total liabilities	909,736	904,678

EQUITY
Shareholders’ equity
Share capital (Note 5)	248,757	248,371
Paid-in capital	(3,706)	(3,547)
Retained earnings	25,375	25,800
Accumulated other comprehensive income	21,570	25,181

Total shareholders’ equity	291,996	295,805

Noncontrolling interest (deficit)	(16,172)	(16,880)

Total equity	275,824	278,925

Total liabilities and equity	€1,185,560	€1,183,603

Commitments and contingencies (Note 10)

The accompanying notes are an integral part of these interim consolidated financial statements.

FORM 10-Q

QUARTERLY REPORT - PAGE  3

MERCER INTERNATIONAL INC.

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands of Euros, except per share data)

	Three Months Ended
	March 31,
	2013	2012
Revenues
Pulp	€180,120	€199,439
Energy and chemicals	18,152	18,919

	198,272	218,358
Costs and expenses
Operating costs	165,098	177,770
Operating depreciation and amortization	14,731	14,287

	18,443	26,301
Selling, general and administrative expenses	8,895	10,058

Operating income	9,548	16,243

Other income (expense)
Interest expense	(13,148)	(14,133)
Gain on derivative instruments (Note 8)	4,820	876
Other income (expense)	(70)	(410)

Total other income (expense)	(8,398)	(13,667)

Income before income taxes	1,150	2,576
Income tax benefit (provision)
Current	3,271	(56)
Deferred	(4,138)	(676)

Net income	283	1,844
Less: net income attributable to noncontrolling interest	(708)	(671)

Net income (loss) attributable to common shareholders	€(425)	€1,173

Net income (loss) per share attributable to common shareholders (Note 7)
Basic and diluted	€(0.01)	€0.02

The accompanying notes are an integral part of these interim consolidated financial statements.

FORM 10-Q

QUARTERLY REPORT - PAGE  4

MERCER INTERNATIONAL INC.

INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands of Euros)

	Three Months Ended
	March 31,
	2013	2012
Net income	€283	€1,844
Other comprehensive income (loss), net of taxes
Foreign currency translation adjustments, net of tax expense of €574 (2012—benefit of €90)	(3,528)	2,147
Change in unrecognized losses and prior service costs related to defined benefit plans, net of tax benefit of €nil (2012—€nil)	(93)	149
Change in unrealized losses on marketable securities, net of tax benefit of €nil (2012—€nil)	10	68

Other comprehensive income (loss), net of taxes	(3,611)	2,364

Total comprehensive income (loss)	(3,328)	4,208
Comprehensive income attributable to noncontrolling interest	(708)	(671)

Comprehensive income (loss) attributable to common shareholders	€(4,036)	€3,537

INTERIM CONSOLIDATED STATEMENTS OF RETAINED EARNINGS

(Unaudited)

(In thousands of Euros)

	Three Months Ended March 31,
	2013	2012
Net income (loss) attributable to common shareholders	€(425)	€1,173
Retained earnings, beginning of period	25,800	37,985

Retained earnings, end of period	€25,375	€39,158

The accompanying notes are an integral part of these interim consolidated financial statements.

FORM 10-Q

QUARTERLY REPORT - PAGE  5

MERCER INTERNATIONAL INC.

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands of Euros)

	Three Months Ended
	March 31,
	2013	2012
Cash flows from (used in) operating activities
Net income	€283	€1,844
Adjustments to reconcile net income to cash flows from operating activities
Unrealized gain on derivative instruments	(4,695)	(876)
Depreciation and amortization	14,794	14,350
Deferred income taxes	4,138	676
Stock compensation expense	267	868
Pension and other post-retirement expense, net of funding	121	(14)
Other	1,183	793
Changes in working capital
Receivables	(9,704)	2,685
Inventories	5,746	11,738
Accounts payable and accrued expenses	10,597	2,649
Other	(782)	1,424

Net cash from (used in) operating activities	21,948	36,137

Cash flows from (used in) investing activities
Purchase of property, plant and equipment	(11,395)	(8,465)
Proceeds on sale of property, plant and equipment	13	226

Net cash from (used in) investing activities	(11,382)	(8,239)

Cash flows from (used in) financing activities
Repayment of debt	(20,545)	(10,126)
Proceeds from borrowings of debt	10,000	—
Repayment of capital lease obligations	(700)	(611)
Proceeds from credit facilities, net	5,968	3,759
Payment of note issuance costs	—	(1,621)
Proceeds from government grants	730	630

Net cash from (used in) financing activities	(4,547)	(7,969)

Effect of exchange rate changes on cash and cash equivalents	406	(805)

Net increase in cash and cash equivalents	6,425	19,124
Cash and cash equivalents, beginning of period	104,239	105,072

Cash and cash equivalents, end of period	€110,664	€124,196

The accompanying notes are an integral part of these interim consolidated financial statements.

FORM 10-Q

QUARTERLY REPORT - PAGE  6

MERCER INTERNATIONAL INC.

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Unaudited)

(In thousands of Euros)

	Three Months Ended
	March 31,
	2013	2012
Supplemental disclosure of cash flow information
Cash paid during the period for
Interest	€2,750	€4,827
Income taxes	€665	€2,608
Supplemental schedule of non-cash investing and financing activities
Acquisition of production and other equipment under capital lease obligations	€170	€—
Increase (decrease) in accounts payable and accrued purchases for property, plant and equipment	€(2,899)	€463
Increase (decrease) in receivables of government grants for long-term assets	€—	€(638)

The accompanying notes are an integral part of these interim consolidated financial statements.

FORM 10-Q

QUARTERLY REPORT - PAGE  7

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

Certain prior period amounts in the interim consolidated financial statements have been reclassified to conform to the current period presentation. Beginning in the second quarter of 2012, the Company has presented revenue from the sale of chemicals within energy and chemicals revenue in the Interim Consolidated Statement of Operations. This revenue had previously been presented within operating costs. Chemical revenue for the three month period ended March 31, 2013 was €2,861 (2012 – €2,808).

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

MERCER INTERNATIONAL INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of Euros, except per share data)

Note 2. Inventories

	March 31, 2013	December 31, 2012
Raw materials	€37,296	€46,028
Finished goods	40,092	38,169
Spare parts and other	35,520	34,103

	€112,908	€118,300

Note 3. Debt

Debt consists of the following:

	March 31, 2013	December 31, 2012
Note payable to bank, included in a total loan credit facility of €827,950 to finance the construction related to the Stendal mill (a)	€432,907	€452,907
Senior notes, interest at 9.50% accrued and payable semi-annually, unsecured (b)	221,429	215,670
Credit agreement with a lender with respect to a revolving credit facility of C$40 million (c)	10,735	4,574
Term bank facility for a project at the Stendal mill of €17,000 (d)	10,000	—
Loans payable to the noncontrolling shareholder of the Stendal mill (e)	37,088	36,620
Investment loan agreement with a lender with respect to a project at the Rosenthal mill of €4,351 (f)	1,088	1,632
Credit agreement with a bank with respect to a revolving credit facility of €25,000 (g)	—	—
Credit agreement with a bank with respect to a revolving credit facility of €3,500 (h)	—	—

	713,247	711,403
Less: current portion	(55,081)	(45,662)

Debt, less current portion	€658,166	€665,741

The Company made repayments under these facilities of €20,545 during the three month period ended March 31, 2013 (2012 – €10,126). As of March 31, 2013, the maturities of debt are as follows:

Matures	Amount
2013	€32,908
2014	48,915
2015	44,000
2016	44,000
2017	543,424
Thereafter	—

€713,247

Certain of the Company’s debt instruments were issued under an indenture which, among other things, restricts its ability and the ability of its restricted subsidiaries to make certain payments. These limitations are subject to specific exceptions. As at March 31, 2013, the Company was in compliance with the terms of the indenture.

FORM 10-Q

QUARTERLY REPORT - PAGE  9

MERCER INTERNATIONAL INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of Euros, except per share data)

Note 3. Debt (continued)

(a)	Note payable to bank, included in a total loan facility of €827,950 to finance the construction related to the Stendal mill (“Stendal Loan Facility”), interest at rates varying from Euribor plus 0.90% to Euribor plus 1.80% (rates on amounts of borrowing at March 31, 2013 range from 1.39% to 2.14%), principal due in required installments beginning September 30, 2006 until September 30, 2017, collateralized by the gross assets of the Stendal mill, with 48% and 32% guaranteed by the Federal Republic of Germany and the State of Saxony-Anhalt, respectively, of up to €372,907 of outstanding principal, subject to a debt service reserve account (“DSRA”) for purposes of paying amounts due in the following 12 months under the terms of the Stendal Loan Facility; payment of dividends is only permitted if certain cash flow requirements are met. See Note 8 – Derivative Transactions for a discussion of the Company’s variable-to-fixed interest rate swap that was put in place to effectively fix the interest rate on the Stendal Loan Facility.

On March 13, 2009, the Company finalized an agreement with its lenders to amend its Stendal Loan Facility. The amendment deferred approximately €164,000 of scheduled principal payments until the maturity date, September 30, 2017. The amendment also provided for a 100% cash sweep, referred to as the “Cash Sweep”, of any cash, in excess of a €15,000 working capital reserve and the Guarantee Amount, as discussed in Note 10(a) – Commitments and Contingencies, and other amounts as contemplated in the amendment, held by Stendal which will be used first to fund the DSRA to a level sufficient to service the amounts due and payable under the Stendal Loan Facility during the then following 12 months, which means the DSRA is “Fully Funded”, and second to prepay the deferred principal amounts. As at March 31, 2013, the DSRA balance was €32,986 and was not Fully Funded.

(b)	On November 17, 2010, the Company completed a private offering of $300.0 million in aggregate principal amount of senior notes due 2017 (“Senior Notes”). The Senior Notes were issued at a price of 100% of their principal amount. The Senior Notes will mature on December 1, 2017 and bear interest at 9.50% which is accrued and payable semi-annually.

In June 2012, the Company’s Board of Directors authorized the purchase of up to €50,000 in aggregate principal amount of the Company’s Senior Notes from time to time, over a period ending June 2013. During the three month period ended March 31, 2013, the Company did not purchase any of its outstanding Senior Notes. During the twelve month period ended December 31, 2012, the Company purchased $2.0 million of its outstanding Senior Notes.

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

(c)	Credit agreement with respect to a revolving credit facility of up to C$40.0 million for the Celgar mill. The credit facility matures May 2013. Borrowings under the credit facility are collateralized by the mill’s inventory and receivables and are restricted by a borrowing base calculated on the mill’s inventory and receivables. Canadian dollar denominated amounts bear interest at bankers acceptance plus 3.75% or Canadian prime plus 2.00%. U.S. dollar denominated amounts bear interest at LIBOR plus 3.75% or U.S. base plus 2.00%. As at March 31, 2013, this facility was accruing interest at a rate of approximately 5.00%, C$14.0 million of this facility was drawn, C$1.7 million was supporting letters of credit and approximately C$22.3 million was available. The Company is in the process of extending the maturity date of the facility.

FORM 10-Q

QUARTERLY REPORT - PAGE  10

MERCER INTERNATIONAL INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of Euros, except per share data)

Note 3. Debt (continued)

(d)	A €17,000 amortizing term facility to partially finance a project, referred to as “Project Blue Mill”, which is expected to increase the Stendal mill’s annual pulp production capacity by 30,000 air-dried metric tonnes and includes the installation of an additional 40 megawatt steam turbine. The facility, 80% of which is guaranteed by the State of Saxony-Anhalt, bears interest at a rate of Euribor plus 3.5% per annum and is available for disbursement up to August 31, 2013. The interest period for the facility, at the choice of the Company, will be of one, three or six months duration and interest is paid on the last day of the interest period selected. The facility, together with accrued interest, is scheduled to mature in September 2017. The facility will be repaid semi-annually, commencing September 30, 2013, is collateralized by the gross assets of the Stendal mill, and will be non-recourse to the Company. As at March 31, 2013, €10,000 had been drawn on this facility and was accruing interest at a rate of approximately 3.83%.

As part of the term facility, the Company was required to open an investment account with the lender for the purpose of managing project costs and is required to deposit all funding associated with Project Blue Mill in this account. As at March 31, 2013, the balance in the investment account was €2,894.

(e)	Loans of €26,760 payable by the Stendal mill to its noncontrolling shareholder bear interest at a rate of 7.00% per annum and are due in 2017, provided that the Project Blue Mill facility (Note 3(d)) and the Stendal Loan Facility (Note 3(a)) have been fully repaid on such date. The loans are unsecured, subordinated to all liabilities of the Stendal mill, non-recourse to the Company and its restricted subsidiaries. One of the loans, which has a principal amount of €440, may be repaid prior to October 1, 2017 if the DSRA has been Fully Funded for the first time and this loan is subordinated to all liabilities of the Stendal mill only until such time as the DSRA is Fully Funded for the first time.

As at March 31, 2013, accrued interest on these loans was €10,328. As at December 31, 2012, accrued interest on these loans was €9,860.

(f)	A four-year amortizing investment loan agreement with a lender relating to the wash press project at the Rosenthal mill with a total facility of €4,351 bearing interest at the rate of Euribor plus 2.75% that matures February 2014. Borrowings under this agreement are secured by the wash press equipment. As at March 31, 2013, the balance outstanding was €1,088 and was accruing interest at a rate of 3.13%.

(g)	A €25,000 working capital facility at the Rosenthal mill that matures in October 2016. Borrowings under the facility are collateralized by the mill’s inventory and receivables and bear interest at Euribor plus 3.50%. As at March 31, 2013, approximately €1,000 of this facility was supporting bank guarantees leaving approximately €24,000 available.

(h)	A €3,500 facility at the Rosenthal mill that matures in December 2015. Borrowings under this facility bear interest at the rate of the three-month Euribor plus 3.50% and are secured by certain land at the Rosenthal mill. As at March 31, 2013, approximately €1,300 of this facility was supporting bank guarantees leaving approximately €2,200 available.

FORM 10-Q

QUARTERLY REPORT - PAGE  11

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

Pension benefits are based on employees’ earnings and years of service. The Celgar Plans are funded by contributions from the Company based on actuarial estimates and statutory requirements. Pension contributions during the three month period ended March 31, 2013 totaled €497 (2012 – €501).

Effective December 31, 2008, the defined benefit plan was closed to new members. In addition, the defined benefit service accrual ceased on December 31, 2008, and members began to receive pension benefits, at a fixed contractual rate, under a new defined contribution plan effective January 1, 2009. During the three month period ended March 31, 2013, the Company made contributions of €174 (2012 – €161) to this plan.

Information about the Celgar Plans, in aggregate for the three month periods ended March 31, 2013 and March 31, 2012 is as follows:

	Three Months ended March 31,
	2013		2012
	Pension Benefits	Post- Retirement Benefits	Pension Benefits	Post- Retirement Benefits
Service cost	€26	€146	€27	€138
Interest cost	355	214	373	214
Expected return on plan assets	(412)	—	(401)	—
Recognized net loss	278	23	276	1

Net periodic benefit cost	€247	€383	€275	€353

The Company participates in a multiemployer plan for hourly-paid employees at the Celgar mill. The contributions to this plan are determined based on an amount per hour worked pursuant to a collective bargaining agreement. The Company has no current or future contribution obligations in excess of the contractual contributions. During the three month period ended March 31, 2013, the Company made contributions of €381 (2012 – €477) to this plan.

Note 5. Share Capital

Common shares

The Company has authorized 200,000,000 common shares with a par value of $1 per share.

As at March 31, 2013 and December 31, 2012, the Company had 55,815,704 common shares issued and outstanding.

Share Repurchase Program

In July 2012, the Company’s Board of Directors authorized a share repurchase program (the “Program”) to repurchase up to approximately $14.4 million of the Company’s outstanding common shares from time to time over a period ending August 2013. During the three month period ended March 31, 2013 and the twelve month period ended December 31, 2012, the Company did not repurchase any of its common shares.

FORM 10-Q

QUARTERLY REPORT - PAGE  12

MERCER INTERNATIONAL INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of Euros, except per share data)

Note 5. Share Capital (continued)

Preferred shares

The Company has authorized 50,000,000 preferred shares with $1 par value issuable in series, of which 2,000,000 shares have been designated as Series A. The preferred shares may be issued in one or more series and with such designations and preferences for each series as shall be stated in the resolutions providing for the designation and issue of each such series adopted by the Board of Directors of the Company. The Board of Directors is authorized by the Company’s articles of incorporation to determine the voting, dividend, redemption and liquidation preferences pertaining to each such series. As at March 31, 2013, no preferred shares had been issued by the Company.

Note 6. Stock-Based Compensation

The Company has a stock incentive plan (the “2010 Plan”) which provides for options, restricted stock rights, restricted shares, performance shares, performance share units (“PSUs”) and stock appreciation rights to be awarded to employees, consultants and non-employee directors. As at March 31, 2013, after factoring in all allocated shares, there remain approximately 1.1 million common shares available for grant pursuant to the 2010 Plan.

During the three month period ended March 31, 2013, 40,000 restricted shares vested.

Note 7. Net Income (Loss) Per Share Attributable to Common Shareholders

	Three Months Ended March 31,
	2013	2012
Net income (loss) attributable to common shareholders:
Basic and diluted	€(425)	€1,173

Net income (loss) per share attributable to common shareholders:
Basic and diluted	€(0.01)	€0.02

Weighted average number of common shares outstanding:
Basic(1)	55,632,982	55,554,830
Effect of dilutive instruments:
PSUs	—	277,676
Stock options	—	28,702

Diluted	55,632,982	55,861,208

(1)	The basic weighted average number of shares excludes 156,500 restricted shares which have been issued, but have not vested as at March 31, 2013 (2012 – 198,000 restricted shares).

FORM 10-Q

QUARTERLY REPORT - PAGE  13

MERCER INTERNATIONAL INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of Euros, except per share data)

Note 7. Net Income (Loss) Per Share Attributable to Common Shareholders (continued)

The calculation of diluted net income (loss) per share attributable to common shareholders does not assume the exercise of any instruments that would have an anti-dilutive effect on net income (loss) per share. The following table summarizes the instruments excluded from the calculation of net income (loss) per share attributable to common shareholders because they were anti-dilutive.

	Three Months Ended March 31,
	2013	2012
PSUs	786,129	—
Restricted shares	156,500	198,000
Stock options	175,000	45,000

Note 8. Derivative Transactions

The Company is exposed to certain market risks relating to its ongoing business. The Company seeks to manage these risks through internal risk management policies as well as, from time to time, the use of derivatives. The Company currently manages its interest rate risk and a small portion of its pulp sales price risk with the use of derivative instruments. The derivatives are measured at fair value with changes in fair value immediately recognized in gain on derivative instruments in the Interim Consolidated Statement of Operations.

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

Pulp Price Derivatives

During November 2012, the Company entered into two fixed price pulp swap contracts with a bank. Under the terms of the contracts, 3,000 MT of pulp per month is fixed at prices which range from $880 to $890 per MT. The contracts expire in December 2013.

The following table shows our gains and losses by type of derivative recognized in gain on derivative instruments in the Consolidated Statement of Operations:

	Three Months Ended March 31,
	2013	2012
Interest rate derivative contract	€5,165	€876
Pulp price derivative contracts	(345)	—

	€4,820	€876

FORM 10-Q

QUARTERLY REPORT - PAGE  14

MERCER INTERNATIONAL INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of Euros, except per share data)

Note 9. Financial Instruments

The fair value of financial instruments is summarized as follows:

	March 31, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	€110,664	€110,664	€104,239	€104,239
Marketable securities	196	196	184	184
Receivables	120,184	120,184	110,087	110,087
Pulp price derivative contracts – asset	280	280	745	745
Accounts payable and other	97,645	97,645	89,950	89,950
Debt	713,247	709,622	711,403	700,001
Interest rate derivative contract – liability	45,513	45,513	50,678	50,678

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

The Company classified its marketable securities within Level 1 of the valuation hierarchy because quoted prices are available in an active market for the exchange-traded equities.

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

(Unaudited)

(In thousands of Euros, except per share data)

Note 9. Financial Instruments (continued)

The following table presents a summary of the Company’s outstanding financial instruments and their estimated fair values under the hierarchy defined in Fair Value Measurements and Disclosures Topic of the FASB Accounting Standards Codification:

	Fair value measurements at March 31, 2013 using:
Description	Level 1	Level 2	Level 3	Total
Assets
Marketable securities	€196	€—	€—	€196
Pulp price derivative contracts	—	280	—	280

	€196	€280	€—	€476

Liabilities
Interest rate derivative contract	€—	€45,513	€—	€45,513

	Fair value measurements at December 31, 2012 using:
Description	Level 1	Level 2	Level 3	Total
Assets
Marketable securities	€184	€—	€—	€184
Pulp price derivative contracts	—	745	—	745

	€184	€745	€—	€929

Liabilities
Interest rate derivative contract	€—	€50,678	€—	€50,678

Note 10. Commitments and Contingencies

(a)	Pursuant to an arbitration proceeding with the general construction contractor (the noncontrolling shareholder) of the Stendal mill regarding certain warranty claims, the Company acted upon a bank guarantee for defect liability on civil works that was about to expire as provided in the engineering, procurement, and construction contract. On January 28, 2011, the Company received approximately €10,000 (the “Guarantee Amount”), which is intended to compensate the Company for remediation work that is required at the Stendal mill, but it was less than the amount claimed by the Company under the arbitration. Most of the claims have been settled; however, the arbitration proceeding is ongoing, and there is no certainty that the Company will be successful with its remaining claim.

The €10,000 was initially recognized as an increase in cash and a corresponding increase in accounts payable and other. As civil works remediation steps are agreed to with the noncontrolling shareholder an agreed to portion of the payable is reversed with the offset recorded in operating costs to offset the remediation expenditures. As at March 31, 2013, the Company had Guarantee Amount proceeds of €1,768 remaining in accounts payable and other.

(b)	The Company is involved in a property transfer tax dispute with respect to the Celgar mill and certain other legal actions and claims arising in the ordinary course of business. Celgar had previously paid the property transfer tax assessment. The court proceedings of our appeal commenced during the first quarter of 2013. A final court date for the appeal is scheduled during the second quarter of 2013. The outcome of this appeal process is uncertain. In addition, while the outcome of any legal actions and claims cannot be predicted with certainty, it is the opinion of management that the outcome of any such claim which is pending or threatened, either individually or on a combined basis, will not have a material adverse effect on the consolidated financial condition, results of operations or liquidity of the Company.

FORM 10-Q

QUARTERLY REPORT - PAGE  16

MERCER INTERNATIONAL INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of Euros, except per share data)

Note 10. Commitments and Contingencies (continued)

(c)	The Company is subject to regulations that require the handling and disposal of asbestos in a prescribed manner if a property undergoes a major renovation or demolition. Otherwise, the Company is not required to remove asbestos from its facilities. Generally asbestos is found on steam and condensate piping systems as well as certain cladding on buildings and in building insulation throughout older facilities. The Company’s obligation for the proper removal and disposal of asbestos products from the Company’s mills is a conditional asset retirement obligation. As a result of the longevity of the Company’s mills, due in part to the maintenance procedures and the fact that the Company does not have plans for major changes that require the removal of asbestos, the timing of the asbestos removal is indeterminate. As a result, the Company is currently unable to reasonably estimate the fair value of its asbestos removal and disposal obligation. The Company will recognize a liability in the period in which sufficient information is available to reasonably estimate its fair value.

(d)	As at March 31, 2013, the Company had entered into capital commitments of approximately €11,200 at the Stendal mill as part of Project Blue Mill.

FORM 10-Q

QUARTERLY REPORT - PAGE  17

MERCER INTERNATIONAL INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of Euros, except per share data)

Note 11. Restricted Group Supplemental Disclosure

The terms of the indenture governing our Senior Notes require that we provide the results of operations and financial condition of Mercer International Inc. and our restricted subsidiaries under the indenture, collectively referred to as the “Restricted Group”. As at and during the three months ended March 31, 2013 and 2012, the Restricted Group was comprised of Mercer International Inc., certain holding subsidiaries and our Rosenthal and Celgar mills. The Restricted Group excludes the Stendal mill.

Combined Condensed Balance Sheets

	March 31, 2013
	Restricted	Unrestricted		Consolidated
	Group	Subsidiaries	Eliminations	Group
ASSETS
Current assets
Cash and cash equivalents	€52,032	€58,632	€—	€110,664
Receivables	69,944	50,240	—	120,184
Inventories	72,073	40,835	—	112,908
Prepaid expenses and other	4,834	3,461	—	8,295
Deferred income tax	2,190	1,634	—	3,824

Total current assets	201,073	154,802	—	355,875
Long-term assets
Property, plant and equipment	340,459	462,500	—	802,959
Deferred note issuance and other	6,322	5,300	—	11,622
Deferred income tax	9,222	5,882	—	15,104
Due from unrestricted group	104,581	—	(104,581)	—

Total assets	€661,657	€628,484	€(104,581)	€1,185,560

LIABILITIES
Current liabilities
Accounts payable and other	€52,688	€44,957	€—	€97,645
Pension and other post-retirement benefit obligations	818	—	—	818
Debt	11,823	43,258	—	55,081

Total current liabilities	65,329	88,215	—	153,544
Long-term liabilities
Debt	221,430	436,736	—	658,166
Due to restricted group	—	104,581	(104,581)	—
Unrealized interest rate derivative losses	—	45,513	—	45,513
Pension and other post-retirement benefit obligations	32,451	—	—	32,451
Capital leases and other	6,095	7,792	—	13,887
Deferred income tax	6,175	—	—	6,175

Total liabilities	331,480	682,837	(104,581)	909,736

EQUITY
Total shareholders’ equity (deficit)	330,177	(38,181)	—	291,996
Noncontrolling interest (deficit)	—	(16,172)	—	(16,172)

Total liabilities and equity	€661,657	€628,484	€(104,581)	€1,185,560

FORM 10-Q

QUARTERLY REPORT - PAGE  18

MERCER INTERNATIONAL INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of Euros, except per share data)

Note 11. Restricted Group Supplemental Disclosure (continued)

Combined Condensed Balance Sheets

	December 31, 2012
	Restricted	Unrestricted		Consolidated
	Group	Subsidiaries	Eliminations	Group
ASSETS
Current assets
Cash and cash equivalents	€36,714	€67,525	€—	€104,239
Receivables	61,212	48,875	—	110,087
Inventories	74,786	43,514	—	118,300
Prepaid expenses and other	5,811	2,096	—	7,907
Deferred income tax	2,188	2,277	—	4,465

Total current assets	180,711	164,287	—	344,998
Long-term assets
Property, plant and equipment	345,311	463,567	—	808,878
Deferred note issuance and other	6,607	5,555	—	12,162
Deferred income tax	9,179	8,386	—	17,565
Due from unrestricted group	102,311	—	(102,311)	—

Total assets	€644,119	€641,795	€(102,311)	€1,183,603

LIABILITIES
Current liabilities
Accounts payable and other	€42,106	€47,844	€—	€89,950
Pension and other post-retirement benefit obligations	813	—	—	813
Debt	5,662	40,000	—	45,662

Total current liabilities	48,581	87,844	—	136,425
Long-term liabilities
Debt	216,214	449,527	—	665,741
Due to restricted group	—	102,311	(102,311)	—
Unrealized interest rate derivative losses	—	50,678	—	50,678
Pension and other post-retirement benefit obligations	32,141	—	—	32,141
Capital leases and other	6,073	7,863	—	13,936
Deferred income tax	5,757	—	—	5,757

Total liabilities	308,766	698,223	(102,311)	904,678

EQUITY
Total shareholders’ equity (deficit)	335,353	(39,548)	—	295,805
Noncontrolling interest (deficit)	—	(16,880)	—	(16,880)

Total liabilities and equity	€644,119	€641,795	€(102,311)	€1,183,603

FORM 10-Q

QUARTERLY REPORT - PAGE  19

MERCER INTERNATIONAL INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of Euros, except per share data)

Note 11. Restricted Group Supplemental Disclosure (continued)

Combined Condensed Statements of Operations

	Three months ended March 31, 2013
	Restricted	Unrestricted		Consolidated
	Group	Subsidiaries	Eliminations	Group
Revenues
Pulp	€100,240	€79,880	€—	€180,120
Energy and chemicals	7,090	11,062	—	18,152

	107,330	90,942	—	198,272
Operating costs	89,523	75,575	—	165,098
Operating depreciation and amortization	8,191	6,540	—	14,731
Selling, general and administrative expenses	5,716	3,179	—	8,895

	103,430	85,294	—	188,724

Operating income	3,900	5,648	—	9,548

Other income (expense)
Interest expense	(5,866)	(8,930)	1,648	(13,148)
Gain (loss) on derivative instruments	(345)	5,165	—	4,820
Other income (expense)	1,535	43	(1,648)	(70)

Total other income (expense)	(4,676)	(3,722)	—	(8,398)

Income (loss) before income taxes	(776)	1,926	—	1,150
Income tax benefit (provision)	(1,016)	149	—	(867)

Net income (loss)	(1,792)	2,075	—	283
Less: net income attributable to noncontrolling interest	—	(708)	—	(708)

Net income (loss) attributable to common shareholders	€(1,792)	€1,367	€—	€(425)

	Three months ended March 31, 2012
	Restricted	Unrestricted		Consolidated
	Group	Subsidiaries	Eliminations	Group
Revenues
Pulp	€109,889	€89,550	€—	€199,439
Energy and chemicals	7,991	10,928	—	18,919

	117,880	100,478	—	218,358
Operating costs	98,336	79,434	—	177,770
Operating depreciation and amortization	7,640	6,647	—	14,287
Selling, general and administrative expenses	6,521	3,537	—	10,058

	112,497	89,618	—	202,115

Operating income	5,383	10,860	—	16,243

Other income (expense)
Interest expense	(5,810)	(9,664)	1,341	(14,133)
Gain on derivative instruments	—	876	—	876
Other income (expense)	825	106	(1,341)	(410)

Total other income (expense)	(4,985)	(8,682)	—	(13,667)

Income before income taxes	398	2,178	—	2,576
Income tax benefit (provision)	(715)	(17)	—	(732)

Net income (loss)	(317)	2,161	—	1,844
Less: net income attributable to noncontrolling interest	—	(671)	—	(671)

Net income (loss) attributable to common shareholders	€(317)	€1,490	€—	€1,173

FORM 10-Q

QUARTERLY REPORT - PAGE  20

MERCER INTERNATIONAL INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of Euros, except per share data)

Note 11. Restricted Group Supplemental Disclosure (continued)

Combined Condensed Statements of Cash Flows

	Three months ended March 31, 2013
	Restricted	Unrestricted	Consolidated
	Group	Subsidiaries	Group
Cash flows from (used in) operating activities
Net income (loss)	€(1,792)	€2,075	€283
Adjustments to reconcile net income (loss) to cash flows from operating activities
Unrealized loss (gain) on derivative instruments	470	(5,165)	(4,695)
Depreciation and amortization	8,254	6,540	14,794
Deferred income taxes	991	3,147	4,138
Stock compensation expense	267	—	267
Pension and other post-retirement expense, net of funding	121	—	121
Other	413	770	1,183
Changes in working capital
Receivables	(8,339)	(1,365)	(9,704)
Inventories	3,067	2,679	5,746
Accounts payable and accrued expenses	10,505	92	10,597
Other(1)	(1,714)	932	(782)

Net cash from (used in) operating activities	12,243	9,705	21,948

Cash flows from (used in) investing activities
Purchase of property, plant and equipment	(2,645)	(8,750)	(11,395)
Proceeds on sale of property, plant and equipment	13	—	13

Net cash from (used in) investing activities	(2,632)	(8,750)	(11,382)

Cash flows from (used in) financing activities
Repayment of debt	(545)	(20,000)	(20,545)
Proceeds from borrowings of debt	—	10,000	10,000
Repayment of capital lease obligations	(122)	(578)	(700)
Proceeds from credit facilities, net	5,968	—	5,968
Proceeds from government grants	—	730	730

Net cash from (used in) financing activities	5,301	(9,848)	(4,547)

Effect of exchange rate changes on cash and cash equivalents	406	—	406

Net increase (decrease) in cash and cash equivalents	15,318	(8,893)	6,425
Cash and cash equivalents, beginning of period	36,714	67,525	104,239

Cash and cash equivalents, end of period	€52,032	€58,632	€110,664

(1)	Includes intercompany related transactions.

FORM 10-Q

QUARTERLY REPORT - PAGE  21

MERCER INTERNATIONAL INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of Euros, except per share data)

Note 11. Restricted Group Supplemental Disclosure (continued)

Combined Condensed Statements of Cash Flows

	Three months ended March 31, 2012
	Restricted	Unrestricted	Consolidated
	Group	Subsidiaries	Group
Cash flows from (used in) operating activities
Net income (loss)	€(317)	€2,161	€1,844
Adjustments to reconcile net income (loss) to cash flows from operating activities
Unrealized gain on derivative instruments	—	(876)	(876)
Depreciation and amortization	7,703	6,647	14,350
Deferred income taxes	676	—	676
Stock compensation expense	868	—	868
Pension and other post-retirement expense, net of funding	(14)	—	(14)
Other	58	735	793
Changes in working capital
Receivables	(2,110)	4,795	2,685
Inventories	4,018	7,720	11,738
Accounts payable and accrued expenses	5,535	(2,886)	2,649
Other(1)	(6,474)	7,898	1,424

Net cash from (used in) operating activities	9,943	26,194	36,137

Cash flows from (used in) investing activities
Purchase of property, plant and equipment	(4,218)	(4,247)	(8,465)
Proceeds on sale of property, plant and equipment	186	40	226

Net cash from (used in) investing activities	(4,032)	(4,207)	(8,239)

Cash flows from (used in) financing activities
Repayment of debt	(543)	(9,583)	(10,126)
Repayment of capital lease obligations	(186)	(425)	(611)
Proceeds from credit facilities, net	3,759	—	3,759
Payment of note issuance costs	—	(1,621)	(1,621)
Proceeds from government grants	630	—	630

Net cash from (used in) financing activities	3,660	(11,629)	(7,969)

Effect of exchange rate changes on cash and cash equivalents	(805)	—	(805)

Net increase in cash and cash equivalents	8,766	10,358	19,124
Cash and cash equivalents, beginning of period	44,829	60,243	105,072

Cash and cash equivalents, end of period	€53,595	€70,601	€124,196

(1)	Includes intercompany related transactions.

FORM 10-Q

QUARTERLY REPORT - PAGE  22

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this document: (i) unless the context otherwise requires, references to “we”, “our”, “us”, the “Company” or “Mercer” mean Mercer International Inc. and its subsidiaries; (ii) references to “Mercer Inc.” mean the Company excluding its subsidiaries; (iii) information is provided as of March 31, 2013, unless otherwise stated; (iv) all references to monetary amounts are to “Euros”, the lawful currency adopted by most members of the European Union, unless otherwise stated; (v) “€” refers to Euros, “$” refers to U.S. dollars and “C$” refers to Canadian dollars; (vi) “ADMTs” refers to air-dried metric tonnes; (vii) “MW” refers to megawatts; and (viii) “MWh” refers to megawatt hours.

Results of Operations

General

We operate three northern bleached softwood kraft, referred to as “NBSK”, pulp mills through our wholly owned subsidiaries, Rosenthal and Celgar, and our 74.9% owned subsidiary, Stendal, which have a consolidated annual production capacity of approximately 1.5 million ADMTs.

The following discussion and analysis of our results of operations and financial condition for the three months ended March 31, 2013 should be read in conjunction with our interim consolidated financial statements and related notes included in this quarterly report, as well as our most recent annual report on Form 10-K for the fiscal year ended December 31, 2012 filed with the Securities and Exchange Commission, referred to as the “SEC”.

Current Market Environment

Pulp prices marginally increased in the first quarter of 2013. However, we believe that overall prices are still low given current projected supply and demand levels. At the end of the first quarter of 2013, list prices in Europe were approximately $840 per ADMT and in North America and China were approximately $900 and $700 per ADMT, respectively.

We currently expect strong demand from China as purchasers re-stock inventories which, along with annual maintenance shuts by producers, should cause NBSK pulp prices to continue to gradually increase in the medium term.

Summary Financial Highlights

	Three Months Ended March 31,
	2013	2012
	(in thousands, other than per share amounts)
Pulp revenues	€180,120	€199,439
Energy and chemical revenues	18,152	18,919
Operating income	9,548	16,243
Gain on derivative instruments	4,820	876
Income tax benefit (provision)	(867)	(732)
Net income (loss)(1)	(425)	1,173
Net income (loss) per share(1)(2)	€(0.01)	€0.02

(1)	Attributable to common shareholders.
(2)	Per share amounts are on a basic and diluted basis.

FORM 10-Q

QUARTERLY REPORT - PAGE  23

Selected Production, Sales and Other Data

	Three Months Ended March 31,
	2013	2012
Consolidated
Pulp production (‘000 ADMTs)	361.2	380.3
Scheduled production downtime (‘000 ADMTs)	—	—
Scheduled production downtime (days)	—	—
Pulp sales (‘000 ADMTs)	356.7	384.8
Average NBSK pulp list prices in Europe ($/ADMT)(1)	832	837
Average NBSK pulp list prices in Europe (€/ADMT)	630	638
Average pulp sales realizations (€/ADMT)(2)	499	512
Energy production (‘000 MWh)	424.4	436.2
Energy sales (‘000 MWh)	173.6	182.4
Average energy sales realizations (€/MWh)	88	88
Average Spot Currency Exchange Rates
€ / $(3)	0.7580	0.7623
C$ / $(3)	1.0087	1.0009
C$ / €(4)	1.3319	1.3129

(1)	Source: RISI pricing report.
(2)	Sales realizations after discounts. Incorporates the effect of pulp price variations occurring between the order and shipment dates.
(3)	Average Federal Reserve Bank of New York noon spot rate over the reporting period.
(4)	Average Bank of Canada noon spot rates over the reporting period.

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

Total revenues for the three months ended March 31, 2013 decreased by approximately 9% to €198.3 million from €218.4 million in the same period in 2012, due to lower pulp revenues and energy and chemical revenues and a weaker U.S. dollar relative to the Euro.

Pulp revenues for the three months ended March 31, 2013 decreased to €180.1 million from €199.4 million in the comparative quarter of 2012, primarily due to the combined effect of lower pulp sales volumes and average pulp sales realizations and a weaker U.S. dollar relative to the Euro. The U.S. dollar was approximately 1% weaker versus the Euro in the current quarter, compared to the same quarter of last year.

Energy and chemical revenues decreased by approximately 4% to €18.2 million in the first quarter from €18.9 million in the same quarter last year, primarily as a result of lower pulp production at our Celgar mill.

Average list prices for NBSK pulp in Europe were approximately $832 (€630) per ADMT in the current quarter, compared to approximately $837 (€638) per ADMT in the same quarter last year. In the first quarter of 2013, average pulp sales realizations decreased by approximately 3% to €499 per ADMT from approximately €512 per ADMT in the same quarter last year, primarily due to lower pulp prices and a weaker U.S. dollar relative to the Euro.

Pulp production decreased by approximately 5% to 361,164 ADMTs in the current quarter from 380,342 ADMTs in the same quarter of 2012, due to decreased pulp production at our Celgar and Stendal mills. We have 11 days (approximately 16,000 ADMTs) of maintenance downtime scheduled for our Celgar mill in the second quarter of 2013 in order to perform annual maintenance.

FORM 10-Q

QUARTERLY REPORT - PAGE  24

Pulp sales volumes decreased by approximately 7% to 356,660 ADMTs in the current quarter from 384,826 ADMTs in the comparative quarter, primarily due to lower sales to China and the United States.

Costs and expenses in the first quarter of 2013 decreased by 7% to €188.7 million from €202.1 million in the comparative period of 2012, primarily due to lower pulp sales volumes and fiber costs, partially offset by higher natural gas costs at our German mills, resulting from higher usage and prices.

In the first quarter of 2013, operating depreciation and amortization marginally increased to €14.7 million from €14.3 million in the same quarter last year. Selling, general and administrative expenses were €8.9 million in the first quarter of 2013, compared to €10.1 million in the first quarter of 2012.

Transportation costs decreased to €16.8 million in the first quarter of 2013 from €18.0 million in the first quarter of 2012, primarily due to lower pulp sales volumes.

On average, our per unit fiber costs in the current quarter decreased by approximately 2% from the same period in 2012, primarily due to overall lower fiber prices. During the first quarter of 2013, fiber costs at our German mills were marginally lower than the comparative period in 2012, when fiber prices were near record highs. Increased demand from the European pellet and board producers, reduced wood supply because of longer than normal winter weather conditions and lower availability of trucking transportation kept fiber prices at relatively high levels in the current quarter. Fiber costs at our Celgar mill decreased as a result of increased sawmill activity in the region. The recent extreme weather conditions are expected to put upward pressure on fiber costs at our German mills in the short term, whereas, we expect fiber costs at our Celgar mill to continue to decrease in the short term.

For the first quarter of 2013, operating income decreased to €9.5 million from €16.2 million in the comparative quarter of 2012, primarily due to the combined effect of lower pulp prices and pulp sales volumes.

Interest expense in the first quarter of 2013 decreased to €13.1 million from €14.1 million in the comparative quarter of 2012, primarily due to lower debt levels associated with the Stendal mill.

We recorded a net derivative gain of €4.8 million, which includes a €0.3 million loss related to fixed price pulp swap contracts entered into in the fourth quarter of 2012 and an unrealized gain of approximately €5.1 million on the mark to market adjustment of our Stendal mill’s interest rate derivative, compared to an unrealized derivative gain of €0.9 million in the same quarter of last year.

During the current quarter, we recorded a net income tax expense of €0.9 million, compared to an expense of €0.7 million in the same quarter of 2012.

Noncontrolling shareholder’s interest in the Stendal mill’s income in each of the first quarters of 2013 and 2012 was €0.7 million.

FORM 10-Q

QUARTERLY REPORT - PAGE  25

We reported a net loss attributable to common shareholders of €0.4 million, or €0.01 per basic and diluted share, for the first quarter of 2013, which included a total net non-cash unrealized gain of €4.7 million on the fixed price pulp swaps and Stendal interest rate derivative, partially offset by a non-cash charge for stock compensation of €0.3 million. In the first quarter of 2012, net income attributable to common shareholders was €1.2 million, or €0.02 per basic and diluted share, which included a non-cash unrealized gain of €0.9 million, or €0.02 per basic share, on the Stendal interest rate derivative, offset by a non-cash charge for stock compensation of €0.9 million.

Operating EBITDA in the first quarter of 2013 was €24.3 million, compared to €30.6 million in the first quarter of 2012. Operating EBITDA is defined as operating income (loss) plus depreciation and amortization and non-recurring capital asset impairment charges. Management uses Operating EBITDA as a benchmark measurement of its own operating results, and as a benchmark relative to its competitors. Management considers it to be a meaningful supplement to operating income (loss) as a performance measure primarily because depreciation expense and non-recurring capital asset impairment charges are not an actual cash cost, and depreciation expense varies widely from company to company in a manner that management considers largely independent of the underlying cost efficiency of their operating facilities. In addition, we believe Operating EBITDA is commonly used by securities analysts, investors and other interested parties to evaluate our financial performance.

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

FORM 10-Q

QUARTERLY REPORT - PAGE  26

The following table provides a reconciliation of net income (loss) attributable to common shareholders to operating income and Operating EBITDA for the periods indicated:

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Net income (loss) attributable to common shareholders	€(425)	€1,173
Net income attributable to noncontrolling interest	708	671
Income tax provision (benefit)	867	732
Interest expense	13,148	14,133
Gain on derivative instruments	(4,820)	(876)
Other expense (income)	70	410

Operating income	9,548	16,243
Add: Depreciation and amortization	14,794	14,350

Operating EBITDA	€24,342	€30,593

Liquidity and Capital Resources

The following table is a summary of selected financial information at the dates indicated:

	As at March 31,	As at December 31,
	2013	2012
	(in thousands)
Financial Position
Cash and cash equivalents	€110,664	€104,239
Working capital	202,331	208,573
Total assets	1,185,560	1,183,603
Long-term liabilities	756,192	768,253
Total equity	275,824	278,925

As at March 31, 2013, our cash and cash equivalents increased to €110.7 million from €104.2 million and working capital had decreased to €202.3 million from €208.6 million at the end of 2012.

Sources and Uses of Funds

Our principal sources of funds are cash flows from operations, cash and cash equivalents on hand and the revolving working capital loan facilities for our Celgar and Rosenthal mills. Our principal uses of funds consist of operating expenditures, payments of principal and interest on the project loan facilities relating to our development of the Stendal mill, referred to as “Stendal Loan Facility”, and for its Project Blue Mill, capital expenditures and interest payments on our outstanding 9.5% Senior Notes, referred to as the “Senior Notes”.

Debt Covenants

Our long-term obligations contain various financial tests and covenants customary to these types of arrangements.

As at March 31, 2013, we were in compliance with all of the covenants of our indebtedness.

Our Stendal mill has established the Stendal Loan Facility and a project loan facility for Project Blue Mill, collectively referred to as the “Facilities”, which require Stendal to maintain a similar leverage ratio of total debt thereunder to EBITDA, referred to as the “Stendal Ratio”. An aggregate of 80% of the principal amount of the tranches under the Facilities are severally guaranteed by German federal and state governments, and the Facilities are without recourse to the “Restricted Group” which is comprised of Mercer Inc., the Rosenthal and Celgar mills, and certain holding subsidiaries.

FORM 10-Q

QUARTERLY REPORT - PAGE  27

Because of, among other things, volatility in foreign exchange rates and pulp prices, currently we cannot assure that the Stendal mill will be in compliance with the Stendal Ratio as of June 30, 2013. We have entered into discussions with the Stendal mill’s lenders with respect to a satisfactory amendment or waiver, if required. Additionally, we have the right to cure any breach of the Stendal Ratio by providing additional equity to Stendal within 20 business days of being notified of such breach by the lenders. In the event that the Stendal mill is not in compliance with the Stendal Ratio, we are not able to acquire a satisfactory amendment or waiver of such covenant and we do not undertake to cure the breach by providing additional capital to Stendal, it would constitute an Event of Default under the Facilities. If such Event of Default occurs and after careful consideration of the reasonable concerns of Stendal or if the stipulated majority of the lenders have reasonably determined that such default has caused Stendal’s ability to perform its obligations under the Facilities to be materially impaired, the lenders may provide notice cancelling and accelerating the Facilities and demanding full payment of all amounts outstanding thereunder. In the current circumstances, we do not believe Stendal’s lenders would be permitted to accelerate and cancel the Facilities; however, we cannot assure you of the same. If Stendal’s lenders did accelerate and cancel the Facilities, this would have a material adverse effect on the Stendal mill, our business and our consolidated results of operations.

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

Cash provided by operating activities decreased to €21.9 million in the three months ended March 31, 2013 from €36.1 million in the comparative period of 2012, primarily due to an increase in receivables, which used cash of €9.7 million in the current quarter, compared to a decrease providing cash of €2.7 million in the same period of 2012. An increase in accounts payable and accrued expenses provided cash of €10.6 million, compared to €2.6 million in the same period of 2012. A decrease in inventories provided cash of €5.7 million in the three months ended March 31, 2013, compared to a decrease in inventories providing cash of €11.7 million in the same period of 2012.

Cash Flows from Investing Activities. Investing activities in the three months ended March 31, 2013 used cash of €11.4 million, compared to using cash of €8.2 million in the same period of 2012. Capital expenditures in the three months ended March 31, 2013 used cash of €11.4 million, compared to €8.5 million in the same period of 2012. Capital expenditures related to Project Blue Mill used cash of €8.7 million in the current quarter.

Cash Flows from Financing Activities. In the three months ended March 31, 2013, financing activities used cash of €4.5 million, compared to using cash of €8.0 million in the same period of 2012. In the current quarter, principal repayments under the Stendal Facility used cash of €20.0 million, compared to €9.6 million in the same period of 2012. During the current quarter, borrowing under the loan facility for Project Blue Mill provided cash of €10.0 million. Net borrowing from our revolving credit facilities provided cash of €6.0 million in the current quarter, compared to €3.8 million in the same period of 2012. In the three months ended March 31, 2013 and 2012, proceeds of government grants provided cash of €0.7 million and €0.6 million respectively.

FORM 10-Q

QUARTERLY REPORT - PAGE  28

Capital Commitments and Future Liquidity

As at March 31, 2013, we had approximately €11.2 million of capital commitments related to our €40.0 million Project Blue Mill at the Stendal mill and deposited €2.9 million in a separate investment account to manage Project Blue Mill’s costs and funding. Project Blue Mill has also received an investment decree, determining that it qualifies for up to €12.0 million in governmental grants, comprised of €9.2 million of investment incentives and €2.8 million of tax grants. The actual receipt of such grants is subject to the Stendal mill satisfying all governmental rules including verification. The investment decree is a condition of our accessing the Project Blue Mill loan facility. As at March 31, 2013, the Stendal mill, based on expenditures to date, had applied for €4.4 million in grants and was awaiting approval and receipt of €3.7 million.

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

Contractual Obligations and Commitments

There were no material changes outside the ordinary course to any of our material contractual obligations during the three months ended March 31, 2013.

The collective agreement with our hourly workers at our Rosenthal mill expires on May 31, 2013. We consider the relationships with our employees at our Rosenthal mill to be good and, although no assurance can be provided, we currently expect to enter into a new labor agreement with our Rosenthal mill’s employees without any significant work stoppage.

Foreign Currency

Our reporting currency is the Euro as the majority of our business transactions are denominated in Euros. However, we hold certain assets and liabilities in U.S. dollars and Canadian dollars. Further, the majority of our sales are in products quoted in U.S. dollars, whereas most of our operating costs and expenses are incurred in Euros and, to a lesser extent, Canadian dollars. Accordingly, our consolidated financial results are subject to foreign currency exchange rate fluctuations.

FORM 10-Q

QUARTERLY REPORT - PAGE  29

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

In the three months ended March 31, 2013, accumulated other comprehensive income decreased by €3.6 million to €21.6 million, primarily due to the foreign currency translation adjustment.

Based upon the exchange rate at March 31, 2013, the U.S. dollar has weakened by approximately 4% in value against the Euro since March 31, 2012. See “Quantitative and Qualitative Disclosures about Market Risk”.

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

Summary Financial Highlights for the Restricted Group

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Pulp revenues	€100,240	€109,889
Energy and chemical revenues	7,090	7,991
Operating income	3,900	5,383
Loss on derivative instruments	(345)	—
Income tax benefit (provision)	(1,016)	(715)
Net loss	(1,792)	(317)

FORM 10-Q

QUARTERLY REPORT - PAGE  30

Selected Production, Sales and Other Data for the Restricted Group

	Three Months Ended March 31,
	2013	2012
Consolidated
Pulp production (‘000 ADMTs)	205.6	218.6
Scheduled production downtime (‘000 ADMTs)	—	—
Scheduled production downtime (days)	—	—
Pulp sales (‘000 ADMTs)	199.3	213.5
Average NBSK pulp list prices in Europe ($/ADMT)(1)	832	837
Average NBSK pulp list prices in Europe (€/ADMT)	630	638
Average pulp sales realizations (€/ADMT)(2)	503	514
Energy production (‘000 MWh)	230.4	240.2
Energy sales (‘000 MWh)	79.9	88.8
Average energy sales realizations (€/MWh)	89	90
Average Spot Currency Exchange Rates
€ / $(3)	0.7580	0.7623
C$ / $(3)	1.0087	1.0009
C$ / €(4)	1.3319	1.3129

(1)	Source: RISI pricing report.
(2)	Sales realizations after discounts. Incorporates the effect of pulp price variations occurring between the order and shipment dates.
(3)	Average Federal Reserve Bank of New York noon spot rate over the reporting period.
(4)	Average Bank of Canada noon spot rates over the reporting period.

Restricted Group Results — Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

Total revenues for the Restricted Group decreased by approximately 9% to €107.3 million in the first quarter of 2013, compared to €117.9 million in the first quarter of 2012, primarily due to lower pulp and energy and chemical revenues and a weaker U.S. dollar relative to the Euro. The U.S. dollar was approximately 1% weaker versus the Euro in the first quarter of 2013, compared to the first quarter of 2012.

Pulp revenues for the Restricted Group for the three months ended March 31, 2013 decreased to €100.2 million from €109.9 million in the comparative period of 2012, primarily due to the combined effect of lower pulp sales volumes and average pulp sales realizations and a weaker U.S. dollar relative to the Euro. Energy revenues decreased by approximately 11% in the current quarter to €7.1 million from €8.0 million in the same period last year, primarily as a result of lower pulp production at our Celgar mill.

Average list prices for NBSK pulp in Europe were approximately $832 (€630) per ADMT in the current quarter, compared to $837 (€638) per ADMT in the same quarter last year. In the first quarter of 2013, average pulp sales realizations for the Restricted Group decreased by approximately 2% to €503 per ADMT from €514 per ADMT in the same period last year due to lower pulp prices and a weaker U.S. dollar relative to the Euro.

Pulp production for the Restricted Group decreased by approximately 6% to 205,550 ADMTs in the first quarter of 2013 from 218,620 ADMTs in the same period of 2012, primarily due to decreased pulp production at our Celgar mill. We have 11 days (approximately 16,000 ADMTs) of maintenance downtime scheduled for our Celgar mill in the second quarter of 2013 in order to perform annual maintenance.

FORM 10-Q

QUARTERLY REPORT - PAGE  31

Pulp sales volumes of the Restricted Group decreased by approximately 7% to 199,325 ADMTs in the first quarter of 2013 from 213,472 ADMTs in the comparative period of 2012, primarily due to lower sales to the United States, partially offset by increased sales to Europe.

Costs and expenses for the Restricted Group in the first quarter of 2013 decreased by approximately 8% to €103.4 million from €112.5 million in the comparative period of 2012, primarily due to lower pulp sales volumes and fiber costs at our mills.

In the first quarter of 2013, operating depreciation and amortization for the Restricted Group was €8.2 million, compared to €7.6 million in the same quarter last year. Selling, general and administrative expenses for the Restricted Group were €5.7 million, compared to €6.5 million in the same period of 2012.

Transportation costs for the Restricted Group decreased to €11.6 million in the first quarter of 2013 from €12.9 million in the same quarter last year primarily due to lower pulp sales volumes.

Overall, per unit fiber costs of the Restricted Group in the first quarter of 2013 decreased by approximately 5%, compared to the same period in 2012. During the first quarter of 2013, fiber costs at our Rosenthal mill were marginally lower than the comparative period in 2012, when fiber prices were near record highs. Increased demand from the European pellet and board producers, reduced wood supply because of longer than normal winter weather conditions and lower availability of trucking transportation kept fiber prices at relatively high levels in the current quarter. Fiber costs at our Celgar mill decreased as a result of increased sawmill activity in the region. The recent extreme weather conditions are expected to put upward pressure on fiber costs at our Rosenthal mill in the short term, whereas, we expect fiber costs at our Celgar mill to continue to decrease in the short term.

In the first quarter of 2013, the Restricted Group reported operating income of €3.9 million, compared to €5.4 million in the first quarter of 2012, primarily due to the combined effect of lower pulp prices and pulp sales volumes.

Interest expense for the Restricted Group increased marginally to €5.9 million in the first quarter of 2013 from €5.8 million in the same quarter last year, primarily due to increased borrowings at the Celgar mill.

In the first quarter of 2013, the Restricted Group also recorded a loss on derivative instruments of approximately €0.3 million related to two fixed price pulp swap contracts entered into in the fourth quarter of 2012.

During the first quarter of 2013, the Restricted Group recorded €1.0 million of income tax expense, compared to income tax expense of €0.7 million in the same period last year.

The Restricted Group reported a net loss for the first quarter of 2013 of €1.8 million, compared to a net loss of €0.3 million in the same period last year.

In the first quarter of 2013, the Restricted Group reported Operating EBITDA of €12.2 million, compared to Operating EBITDA of €13.1 million in the comparative quarter of 2012. Operating EBITDA is defined as operating income (loss) plus depreciation and amortization and non-recurring capital asset impairment charges. Operating EBITDA has significant limitations as an analytical tool, and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. See the discussion of our consolidated results for the three months ended March 31, 2013 for additional information relating to such limitations of Operating EBITDA.

FORM 10-Q

QUARTERLY REPORT - PAGE  32

The following table provides a reconciliation of net loss to operating income and Operating EBITDA for the Restricted Group for the periods indicated:

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Restricted Group(1)
Net loss	€(1,792)	€(317)
Income tax provision (benefit)	1,016	715
Interest expense	5,866	5,810
Loss on derivative instruments	345	—
Other expense (income)	(1,535)	(825)

Operating income	3,900	5,383
Add: Depreciation and amortization	8,254	7,703

Operating EBITDA	€12,154	€13,086

(1)	See Note 11 of the interim consolidated financial statements included elsewhere herein for a reconciliation to our consolidated results.

Liquidity and Capital Resources of the Restricted Group

The following table is a summary of selected financial information for the Restricted Group at the dates indicated:

	As at March 31,	As at December 31,
	2013	2012
	(in thousands)
Restricted Group Financial Position(1)
Cash and cash equivalents	€52,032	€36,714
Working capital	135,744	132,130
Total assets	661,657	644,119
Long-term liabilities	266,151	260,185
Total equity	330,177	335,353

(1)	See Note 11 of the interim consolidated financial statements included elsewhere herein for a reconciliation to our consolidated results.

At March 31, 2013, cash and cash equivalents for the Restricted Group increased to €52.0 million from €36.7 million at the end of 2012.

We currently expect the Restricted Group to meet its interest and debt service obligations and meet the working and maintenance capital requirements for its operations for the next 12 months with cash flow from operations, cash on hand and available borrowings.

FORM 10-Q

QUARTERLY REPORT - PAGE  33

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect both the amount and the timing of the recording of assets, liabilities, revenues, and expenses in the consolidated financial statements and accompanying note disclosures. Our management routinely makes judgments and estimates about the effects of matters that are inherently uncertain. As the number of variables and assumptions affecting the probable future resolution of the uncertainties increase, these judgments become even more subjective and complex.

Our significant accounting policies are disclosed in Note 1 to our annual report on Form 10-K for the fiscal year ended December 31, 2012. While all of the significant accounting policies are important to the consolidated financial statements, some of these policies may be viewed as having a high degree of judgment. On an ongoing basis, using currently available information, management reviews its estimates, including those related to the accounting for, among other things doubtful accounts and reserves, depreciation and amortization, future cash flows associated with impairment testing for long-lived assets, derivative financial instruments, environmental conservation and legal liabilities, asset retirement obligations, pensions and post-retirement benefit obligations, income taxes, contingencies, and inventory obsolescence and provisions. Actual results could differ materially from these estimates, and changes in these estimates are recorded when known.

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

Generally, forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “seeks”, “estimates”, or words of similar meaning, or future or conditional verbs, such as “will”, “should”, “could”, or “may”, although not all forward-looking statements contain these identifying words. Forward-looking statements are based on expectations, forecasts and assumptions by our management and involve a number of risks, uncertainties and other factors, many of which are beyond our control, that could cause actual conditions, events or results to differ significantly from those described in the forward-looking statements. These factors include, but are not limited to, the following:

•	the highly cyclical nature of our business;

•	our level of indebtedness could negatively impact our financial condition and results of operations;

FORM 10-Q

QUARTERLY REPORT - PAGE  34

•	a weakening of the global economy could adversely affect our business and financial results and have a material adverse effect on our liquidity and capital resources;

•	cyclical fluctuations in the price and supply of our raw materials could adversely affect our business;

•	we operate in highly competitive markets;

•	we are exposed to currency exchange rate and interest rate fluctuations;

•	we use derivatives to manage certain risks which has caused significant fluctuations in our operating results;

•	we are subject to extensive environmental regulation and we could have environmental liabilities at our facilities;

•	our business is subject to risks associated with climate change and social government responses thereto;

•	our operations require substantial capital and we may be unable to maintain adequate capital resources to provide for such requirements;

•	future acquisitions may result in additional risks and uncertainties in our business;

•	changes in credit ratings issued by nationally recognized statistical rating organizations could adversely affect our cost of financing and have an adverse effect on the market price of our securities;

•	Project Blue Mill might not generate the results we expect;

•	we are subject to risks related to our employees;

•	we rely on German federal and state government grants and guarantees and participate in European statutory programs;

•	we are dependent on key personnel;

•	we may experience material disruptions to our production;

•	if our long-lived assets become impaired, we may be required to record non-cash impairment that could have a material impact on our results of operations;

•	we may incur losses as a result of unforeseen or catastrophic events, including the emergence of a pandemic, terrorist attacks or natural disasters;

•	our insurance coverage may not be adequate;

•	we rely on third parties for transportation services; and

•	the price of our common stock may be volatile.

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

FORM 10-Q

QUARTERLY REPORT - PAGE  35

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

Demand for pulp has historically been determined primarily by general global macro-economic conditions and has been closely tied to overall business activity. From 2006 to mid-2008, pulp prices steadily improved. However, the global economic crisis in the latter half of 2008 resulted in a sharp decline of pulp prices from a high of €900 per ADMT to €635 per ADMT at the end of 2008. Pulp prices began to increase in the second half of 2009 and continued to increase to record levels through June of 2010, before declining slightly in the fourth quarter of 2010. Pulp prices again rebounded to record levels in the first half of 2011 but declined sharply in the latter part of the year, primarily due to economic uncertainty in Europe and credit tightening in China. Economic uncertainty in Europe and China, respectively, impacted both demand and prices. In 2012, list prices were on average approximately 15% lower than 2011. Demand and pulp prices increased during the first quarter of 2013, and as at March 31, 2013, list prices for NBSK pulp were approximately $840 in Europe, $900 in North America and $700 in China.

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

FORM 10-Q

QUARTERLY REPORT - PAGE  36

Costs

Our production costs are influenced by the availability and cost of raw materials, energy and labor, and our plant efficiencies and productivity. Our main raw material is fiber in the form of wood chips and pulp logs. Wood chip and pulp log costs are primarily affected by the supply of, and demand for, lumber and pulp, which are both cyclical. Higher fiber costs could affect producer profit margins if they are unable to pass along price increases to pulp customers or purchasers of surplus energy. The state of lumber markets affects both the amount of sawmill residuals, such as chips, produced as a by-product of lumber and the level of timber harvesting, which provides us with pulp logs. Production costs also depend on the total volume of production. Lower operating rates during periods of cyclically low demand result in higher average production costs and lower margins.

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

During the three months ended March 31, 2013, we recorded an unrealized gain of approximately €5.1 million on our outstanding interest rate derivative, compared to €0.9 million in the same period of 2012.

In November 2012, we entered into two fixed price pulp swap contracts with a bank. Under the terms of these contracts, 3,000 ADMTs of pulp per month is fixed at prices which range from $880 to $890 per ADMT. These contracts expire in December 2013.

We recorded a loss of approximately €0.3 million related to these swap contracts in the three months ended March 31, 2013.

We are also subject to some energy price risk, primarily for the natural gas and the electricity that our operations purchase.

FORM 10-Q

QUARTERLY REPORT - PAGE  38

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, referred to as the “Exchange Act”,), as of the end of the period covered by this report. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act.

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

ITEM 2.	UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit No.	Description

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1*	Section 906 Certification of Chief Executive Officer

32.2*	Section 906 Certification of Chief Financial Officer

101	The following financial statements from the Company’s Form 10-Q for the fiscal quarter ended March 31, 2013, formatted in XBRL: (i) Interim Consolidated Balance Sheets; (ii) Interim Consolidated Statements of Operations; (iii) Interim Consolidated Statements of Retained Earnings; (iv) Interim Consolidated Statements of Comprehensive Income; (v) Interim Consolidated Statements of Cash Flows; and (vi) Notes to Interim Consolidated Financial Statements.

*	In accordance with Release 33-8212 of the Commission, these Certifications: (i) are “furnished” to the Commission and are not “filed” for the purposes of liability under the Securities Exchange Act of 1934, as amended; and (ii) are not to be subject to automatic incorporation by reference into any of the Company’s registration statements filed under the Securities Act of 1933, as amended for the purposes of liability thereunder or any offering memorandum, unless the Company specifically incorporates them by reference therein.

FORM 10-Q

QUARTERLY REPORT - PAGE  40

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERCER INTERNATIONAL INC.

By:	/s/ David M. Gandossi
David M. Gandossi Secretary and Chief Financial Officer

Date: May 3, 2013

FORM 10-Q

QUARTERLY REPORT - PAGE  41