Form 10-Q
period 2013-06-30
MERCER INTERNATIONAL INC.
filed 2013-08-02
CIK 1333274

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

The Registrant had 55,853,704 shares of common stock outstanding as at August 1, 2013.

PART I. FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATEMENTS

MERCER INTERNATIONAL INC.

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2013

(Unaudited)

FORM 10-Q

QUARTERLY REPORT - PAGE 2

MERCER INTERNATIONAL INC.

INTERIM CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands of Euros)

	June 30,	December 31,
	2013	2012
ASSETS
Current assets
Cash and cash equivalents	€134,433	€104,239
Receivables	97,028	110,087
Inventories (Note 2)	108,190	118,300
Prepaid expenses and other	12,830	7,907
Deferred income tax	3,812	4,465

Total current assets	356,293	344,998

Long-term assets
Property, plant and equipment	788,818	808,878
Deferred note issuance and other	12,630	12,162
Deferred income tax	14,758	17,565

	816,206	838,605

Total assets	€1,172,499	€1,183,603

LIABILITIES
Current liabilities
Accounts payable and other	€96,002	€89,950
Pension and other post-retirement benefit obligations (Note 4)	780	813
Debt (Note 3)	44,346	45,662

Total current liabilities	141,128	136,425

Long-term liabilities
Debt (Note 3)	680,087	665,741
Unrealized interest rate derivative losses (Note 8)	39,798	50,678
Pension and other post-retirement benefit obligations (Note 4)	31,158	32,141
Capital leases and other	13,599	13,936
Deferred income tax	6,892	5,757

	771,534	768,253

Total liabilities	912,662	904,678

EQUITY
Shareholders’ equity
Share capital (Note 5)	248,923	248,371
Paid-in capital	(3,568)	(3,547)
Retained earnings	15,464	25,800
Accumulated other comprehensive income	14,585	25,181

Total shareholders’ equity	275,404	295,805

Noncontrolling interest (deficit)	(15,567)	(16,880)

Total equity	259,837	278,925

Total liabilities and equity	€1,172,499	€1,183,603

Commitments and contingencies (Note 10)
Subsequent events (Note 11)

The accompanying notes are an integral part of these interim consolidated financial statements.

FORM 10-Q

QUARTERLY REPORT - PAGE 3

MERCER INTERNATIONAL INC.

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands of Euros, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenues
Pulp	€193,659	€186,036	€373,779	€385,475
Energy and chemicals	16,487	18,026	34,639	36,945

	210,146	204,062	408,418	422,420
Costs and expenses
Operating costs	186,880	162,617	351,978	340,387
Operating depreciation and amortization	14,744	14,525	29,475	28,812

	8,522	26,920	26,965	53,221
Selling, general and administrative expenses	9,363	8,624	18,258	18,682

Operating income (loss)	(841)	18,296	8,707	34,539

Other income (expense)
Interest expense	(13,139)	(13,863)	(26,287)	(27,996)
Gain on derivative instruments (Note 8)	5,293	1,343	10,113	2,219
Other income (expense)	6	(368)	(64)	(778)

Total other income (expense)	(7,840)	(12,888)	(16,238)	(26,555)

Income (loss) before income taxes	(8,681)	5,408	(7,531)	7,984
Income tax benefit (provision)
Current	(192)	(6,281)	3,079	(6,337)
Deferred	(433)	4,016	(4,571)	3,340

Net income (loss)	(9,306)	3,143	(9,023)	4,987
Less: net income attributable to noncontrolling interest	(605)	(1,628)	(1,313)	(2,299)

Net income (loss) attributable to common shareholders	€(9,911)	€1,515	€(10,336)	€2,688

Net income (loss) per share attributable to common shareholders (Note 7)
Basic and diluted	€(0.18)	€0.03	€(0.19)	€0.05

The accompanying notes are an integral part of these interim consolidated financial statements.

FORM 10-Q

QUARTERLY REPORT - PAGE 4

MERCER INTERNATIONAL INC.

INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands of Euros)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net income (loss)	€(9,306)	€3,143	€(9,023)	€4,987
Other comprehensive income (loss), net of taxes
Foreign currency translation adjustments (net of tax effects of (€285), €1,118, €289, €1,208)	(7,703)	(1,334)	(11,231)	813
Change in unrecognized losses and prior service costs related to defined benefit plans (net of tax effects of €nil in all periods)	745	(485)	652	(336)
Unrealized gains (losses) on marketable securities, arising during the period (net of tax effects of €nil in all periods)	(27)	(66)	(17)	2

Other comprehensive income (loss), net of taxes	(6,985)	(1,885)	(10,596)	479

Total comprehensive income (loss)	(16,291)	1,258	(19,619)	5,466
Comprehensive income attributable to noncontrolling interest	(605)	(1,628)	(1,313)	(2,299)

Comprehensive income (loss) attributable to common shareholders	€(16,896)	€(370)	€(20,932)	€3,167

INTERIM CONSOLIDATED STATEMENTS OF RETAINED EARNINGS

(Unaudited)

(In thousands of Euros)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net income (loss) attributable to common shareholders	€(9,911)	€1,515	€(10,336)	€2,688
Retained earnings, beginning of period	25,375	39,158	25,800	37,985

Retained earnings, end of period	€15,464	€40,673	€15,464	€40,673

The accompanying notes are an integral part of these interim consolidated financial statements.

FORM 10-Q

QUARTERLY REPORT - PAGE 5

MERCER INTERNATIONAL INC.

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands of Euros)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Cash flows from (used in) operating activities
Net income (loss)	€(9,306)	€3,143	€(9,023)	€4,987
Adjustments to reconcile net income (loss) to cash flows from operating activities
Unrealized gain on derivative instruments	(5,681)	(1,343)	(10,376)	(2,219)
Depreciation and amortization	14,810	14,588	29,604	28,938
Deferred income taxes	433	(4,016)	4,571	(3,340)
Stock compensation expense	306	(6)	573	862
Pension and other post-retirement expense, net of funding	212	(41)	333	(55)
Other	970	73	2,153	866
Changes in working capital
Receivables	21,749	12,338	12,045	15,023
Inventories	2,147	(8,296)	7,893	3,442
Accounts payable and accrued expenses	(1,570)	805	9,027	3,454
Other	(5,708)	(86)	(6,490)	1,338

Net cash from (used in) operating activities	18,362	17,159	40,310	53,296

Cash flows from (used in) investing activities
Purchase of property, plant and equipment	(10,982)	(9,838)	(22,377)	(18,303)
Proceeds on sale of property, plant and equipment	2	113	15	339
Proceeds on maturity of marketable securities	—	2,008	—	2,008

Net cash from (used in) investing activities	(10,980)	(7,717)	(22,362)	(15,956)

Cash flows from (used in) financing activities
Repayment of debt	—	(1,584)	(20,545)	(11,710)
Proceeds from borrowings of debt	7,000	—	17,000	—
Repayment of capital lease obligations	(401)	(448)	(1,101)	(1,059)
Proceeds from (repayment of) credit facilities, net	6,986	(3,759)	12,954	—
Payment of note issuance costs	—	—	—	(1,621)
Proceeds from government grants	3,417	1,692	4,147	2,322

Net cash from (used in) financing activities	17,002	(4,099)	12,455	(12,068)

Effect of exchange rate changes on cash and cash equivalents	(615)	1,348	(209)	543

Net increase in cash and cash equivalents	23,769	6,691	30,194	25,815
Cash and cash equivalents, beginning of period	110,664	124,196	104,239	105,072

Cash and cash equivalents, end of period	€134,433	€130,887	€134,433	€130,887

The accompanying notes are an integral part of these interim consolidated financial statements.

FORM 10-Q

QUARTERLY REPORT - PAGE 6

MERCER INTERNATIONAL INC.

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Unaudited)

(In thousands of Euros)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Supplemental disclosure of cash flow information
Cash paid during the period for
Interest	€21,713	€21,439	€24,463	€26,266
Income taxes	€863	€411	€1,528	€3,019
Supplemental schedule of non-cash investing and financing activities
Acquisition of production and other equipment under capital lease obligations	€245	€774	€415	€774
Increase (decrease) in accounts payable and accrued purchases for property, plant and equipment	€457	€1,439	€(2,442)	€1,901
Increase (decrease) in receivables of government grants for long-term assets	€—	€(1,695)	€—	€(2,333)

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

FORM 10-Q

QUARTERLY REPORT - PAGE 8

MERCER INTERNATIONAL INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of Euros, except per share data)

Note 2. Inventories

	June 30,	December 31,
	2013	2012
Raw materials	€40,688	€46,028
Finished goods	32,053	38,169
Spare parts and other	35,449	34,103

	€108,190	€118,300

Note 3. Debt

Debt consists of the following:

	June 30,	December 31,
	2013	2012
Note payable to bank, included in a total loan credit facility of €827,950 to finance the construction related to the Stendal mill (a)	€432,907	€452,907
Senior notes, interest at 9.50% accrued and payable semi-annually, unsecured (b)	218,571	215,670
Credit agreement with a lender with respect to a revolving credit facility of C$40 million (c)	7,311	4,574
Term bank facility for a project at the Stendal mill of €17,000 (d)	17,000	—
Loans payable to the noncontrolling shareholder of the Stendal mill (e)	37,556	36,620
Investment loan agreement with a lender with respect to a project at the Rosenthal mill of €4,351 (f)	1,088	1,632
Credit agreement with a bank with respect to a revolving credit facility of €25,000 (g)	10,000	—
Credit agreement with a bank with respect to a revolving credit facility of €5,000 (h)	—	—

	724,433	711,403
Less: current portion	(44,346)	(45,662)

Debt, less current portion	€680,087	€665,741

As of June 30, 2013, the maturities of debt are as follows:

Matures	Amount
2013	€22,174
2014	43,802
2015	47,584
2016	64,895
2017	545,978
Thereafter	—

€724,433

Certain of the Company’s debt instruments were issued under an indenture which, among other things, restricts its ability and the ability of its restricted subsidiaries to make certain payments. These limitations are subject to specific exceptions. As at June 30, 2013, the Company was in compliance with the terms of the indenture.

FORM 10-Q

QUARTERLY REPORT - PAGE 9

MERCER INTERNATIONAL INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of Euros, except per share data)

Note 3. Debt (continued)

(a)	Note payable to bank, included in a total loan facility of €827,950 to finance the construction related to the Stendal mill (“Stendal Loan Facility”), interest at rates varying from Euribor plus 0.90% to Euribor plus 1.80% (rates on amounts of borrowing at June 30, 2013 range from 1.39% to 2.14%), principal due in required installments beginning September 30, 2006 until September 30, 2017, collateralized by the gross assets of the Stendal mill, with 48% and 32% guaranteed by the Federal Republic of Germany and the State of Saxony-Anhalt, respectively, of up to €372,907 of outstanding principal, subject to a debt service reserve account (“DSRA”) for purposes of paying amounts due in the following 12 months under the terms of the Stendal Loan Facility; payment of dividends is only permitted if certain cash flow requirements are met. See Note 8 – Derivative Transactions for a discussion of the Company’s variable-to-fixed interest rate swap that was put in place to effectively fix the interest rate on the Stendal Loan Facility.

On March 13, 2009, the Company finalized an agreement with its lenders to amend its Stendal Loan Facility. The amendment deferred approximately €164,000 of scheduled principal payments until the maturity date, September 30, 2017. The amendment also provided for a 100% cash sweep, referred to as the “Cash Sweep”, of any cash, in excess of a €15,000 working capital reserve, the Guarantee Amount, as discussed in Note 10(a) – Commitments and Contingencies, and other amounts as contemplated in the amendment, held by Stendal which will be used first to fund the DSRA to a level sufficient to service the amounts due and payable under the Stendal Loan Facility during the then following 12 months, which means the DSRA is “Fully Funded”, and second to prepay the deferred principal amounts. As at June 30, 2013, the DSRA balance was €32,992 and was not Fully Funded.

Pursuant to the terms of the Stendal Loan Facility and Project Blue Mill facility (Note 3(d)), the Stendal mill is required, among other things, to maintain a stipulated semi-annual leverage ratio of total debt to trailing 12-month EBITDA (as defined in the facilities) and a senior debt to EBITDA cover ratio (the “Ratios”). The Stendal mill will report on its compliance with the Ratios on November 15, 2013 for the trailing 12-month period ended September 30, 2013 (formerly June 30, 2013). The Company will continue its discussions with the agent bank to obtain a satisfactory amendment of the Ratios.

(b)	On November 17, 2010, the Company completed a private offering of $300.0 million in aggregate principal amount of senior notes due 2017 (“Senior Notes”). The Senior Notes were issued at a price of 100% of their principal amount. The Senior Notes will mature on December 1, 2017 and bear interest at 9.50% which is accrued and payable semi-annually.

In June 2012, the Company’s Board of Directors authorized the purchase of up to €50,000 in aggregate principal amount of the Company’s Senior Notes from time to time, over a period ending June 2013. During the six month period ended June 30, 2013, the Company did not purchase any of its outstanding Senior Notes. During the twelve month period ended December 31, 2012, the Company purchased $2.0 million of its outstanding Senior Notes.

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

FORM 10-Q

QUARTERLY REPORT - PAGE 10

MERCER INTERNATIONAL INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of Euros, except per share data)

Note 3. Debt (continued)

(c)	Credit agreement with respect to a revolving credit facility of up to C$40.0 million for the Celgar mill. The credit facility matures May 2016. Borrowings under the credit facility are collateralized by the mill’s inventory and receivables and are restricted by a borrowing base calculated on the mill’s inventory and receivables. Canadian dollar denominated amounts bear interest at bankers acceptance plus 1.75% or Canadian prime plus 0.25%. U.S. dollar denominated amounts bear interest at LIBOR plus 1.75% or U.S. base plus 0.25%. As at June 30, 2013, this facility was accruing interest at a rate of approximately 3.25%, C$10.0 million of this facility was drawn, C$1.7 million was supporting letters of credit and approximately C$17.6 million was available.

(d)	A €17,000 amortizing term facility to partially finance a project, referred to as “Project Blue Mill”, which is expected to increase the Stendal mill’s annual pulp production capacity by 30,000 air-dried metric tonnes and includes the installation of an additional 40 megawatt steam turbine. The facility, 80% of which is guaranteed by the State of Saxony-Anhalt, bears interest at a rate of Euribor plus 3.5% per annum. The interest period for the facility, at the choice of the Company, will be of one, three or six months duration and interest is paid on the last day of the interest period selected. The facility, together with accrued interest, is scheduled to mature in September 2017. The facility will be repaid semi-annually, commencing September 30, 2013, is collateralized by the gross assets of the Stendal mill, and will be non-recourse to the Company. As at June 30, 2013, the facility was fully drawn and accruing interest at a rate of approximately 3.61%.

As part of the term facility, the Company was required to open an investment account with the lender for the purpose of managing project costs and is required to deposit all funding associated with Project Blue Mill in this account. As at June 30, 2013, the balance in the investment account was €6,053.

(e)	Loans of €26,760 payable by the Stendal mill to its noncontrolling shareholder bear interest at a rate of 7.00% per annum and are due in 2017, provided that the Project Blue Mill facility (Note 3(d)) and the Stendal Loan Facility (Note 3(a)) have been fully repaid on such date. The loans are unsecured, subordinated to all liabilities of the Stendal mill, non-recourse to the Company and its restricted subsidiaries. One of the loans, which has a principal amount of €440, may be repaid prior to October 1, 2017 if the DSRA has been Fully Funded for the first time and this loan is subordinated to all liabilities of the Stendal mill only until such time as the DSRA is Fully Funded for the first time.

As at June 30, 2013, accrued interest on these loans was €10,796. As at December 31, 2012, accrued interest on these loans was €9,860.

(f)	A four-year amortizing investment loan agreement with a lender relating to the wash press project at the Rosenthal mill with a total facility of €4,351 bearing interest at the rate of Euribor plus 2.75% that matures February 2014. Borrowings under this agreement are secured by the wash press equipment. As at June 30, 2013, the balance outstanding was €1,088 and was accruing interest at a rate of 3.13%.

(g)	A €25,000 working capital facility at the Rosenthal mill that matures in October 2016. Borrowings under the facility are collateralized by the mill’s inventory and receivables and bear interest at Euribor plus 3.50%. As at June 30, 2013, this facility was accruing interest at a rate of approximately 3.61%, €10,000 of this facility was drawn, approximately €1,300 of this facility was supporting bank guarantees leaving approximately €13,700 available.

(h)	A €5,000 facility at the Rosenthal mill that matures in December 2015. Borrowings under this facility bear interest at the rate of the three-month Euribor plus 3.50% and are secured by certain land at the Rosenthal mill. As at June 30, 2013, approximately €1,000 of this facility was supporting bank guarantees leaving approximately €4,000 available.

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

Pension benefits are based on employees’ earnings and years of service. The Celgar Plans are funded by contributions from the Company based on actuarial estimates and statutory requirements. Pension contributions during the three and six month periods ended June 30, 2013 totaled €405 and €902, respectively (2012 – €511 and €1,012).

Effective December 31, 2008, the defined benefit plan was closed to new members. In addition, the defined benefit service accrual ceased on December 31, 2008, and members began to receive pension benefits, at a fixed contractual rate, under a new defined contribution plan effective January 1, 2009. During the three and six month periods ended June 30, 2013, the Company made contributions of €117 and €291, respectively (2012 – €159 and €320) to this plan.

Information about the Celgar Plans, in aggregate for the three and six month periods ended June 30, 2013 and June 30, 2012 is as follows:

	Three Months ended June 30,
	2013		2012
	Pension Benefits	Post- Retirement Benefits	Pension Benefits	Post- Retirement Benefits
Service cost	€27	€145	€28	€140
Interest cost	353	213	378	217
Expected return on plan assets	(411)	—	(406)	—
Recognized net loss	277	22	280	1

Net periodic benefit cost	€246	€380	€280	€358

	Six Months ended June 30,
	2013		2012
	Pension Benefits	Post- Retirement Benefits	Pension Benefits	Post- Retirement Benefits
Service cost	€53	€291	€55	€278
Interest cost	708	427	751	431
Expected return on plan assets	(823)	—	(807)	—
Recognized net loss	555	45	557	3

Net periodic benefit cost	€493	€763	€556	€712

The Company participates in a multiemployer plan for hourly-paid employees at the Celgar mill. The contributions to this plan are determined based on an amount per hour worked pursuant to a collective bargaining agreement. The Company has no current or future contribution obligations in excess of the contractual contributions. During the three and six month periods ended June 30, 2013, the Company made contributions of €380 and €761, respectively (2012 – €463 and €940) to this plan.

FORM 10-Q

QUARTERLY REPORT - PAGE 12

MERCER INTERNATIONAL INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of Euros, except per share data)

Note 5. Share Capital

Common shares

The Company has authorized 200,000,000 common shares with a par value of $1 per share.

As at June 30, 2013, the Company had 55,853,704 common shares issued and outstanding. As at December 31, 2012, the Company had 55,815,704 common shares issued and outstanding. During the six months ended June 30, 2013, the Company issued 38,000 restricted shares to directors of the Company.

Share Repurchase Program

In July 2012, the Company’s Board of Directors authorized a share repurchase program (the “Program”) to repurchase up to approximately $14.4 million of the Company’s outstanding common shares from time to time over a period ending August 2013. During the six month period ended June 30, 2013 and the twelve month period ended December 31, 2012, the Company did not repurchase any of its common shares.

Preferred shares

The Company has authorized 50,000,000 preferred shares with $1 par value issuable in series, of which 2,000,000 shares have been designated as Series A. The preferred shares may be issued in one or more series and with such designations and preferences for each series as shall be stated in the resolutions providing for the designation and issue of each such series adopted by the Board of Directors of the Company. The Board of Directors is authorized by the Company’s articles of incorporation to determine the voting, dividend, redemption and liquidation preferences pertaining to each such series. As at June 30, 2013, no preferred shares had been issued by the Company.

Note 6. Stock-Based Compensation

The Company has a stock incentive plan (the “2010 Plan”) which provides for options, restricted stock rights, restricted shares, performance shares, performance share units (“PSUs”) and stock appreciation rights to be awarded to employees, consultants and non-employee directors. As at June 30, 2013, after factoring in all allocated shares, there remain approximately 1.1 million common shares available for grant pursuant to the 2010 Plan.

During the six month period ended June 30, 2013 there were no changes to the issued and outstanding options, restricted stock rights, performance shares, PSUs or stock appreciation rights.

The following table summarizes restricted share activity during the period:

Number of
Restricted Shares
Outstanding at January 1, 2012	238,000
Granted	36,500
Vested	(78,000)

Outstanding at December 31, 2012	196,500
Granted	38,000
Vested	(76,500)

Outstanding at June 30, 2013	158,000

FORM 10-Q

QUARTERLY REPORT - PAGE 13

MERCER INTERNATIONAL INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of Euros, except per share data)

Note 7. Net Income (Loss) Per Share Attributable to Common Shareholders

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net income (loss) attributable to common shareholders:
Basic and diluted	€(9,911)	€1,515	€(10,336)	€2,688

Net income (loss) per share attributable to common shareholders:
Basic and diluted	€(0.18)	€0.03	€(0.19)	€0.05

Weighted average number of common shares outstanding:
Basic(1)	55,670,034	55,593,314	55,651,610	55,574,072
Effect of dilutive instruments:
PSUs	—	267,013	—	329,737
Stock options	—	13,878	—	20,927

Diluted	55,670,034	55,874,205	55,651,610	55,924,736

(1)	The basic weighted average number of shares excludes 158,000 restricted shares which have been issued, but have not vested as at June 30, 2013 (2012 – 196,500 restricted shares).

The calculation of diluted net income (loss) per share attributable to common shareholders does not assume the exercise of any instruments that would have an anti-dilutive effect on net income (loss) per share. The following table summarizes the instruments excluded from the calculation of net income (loss) per share attributable to common shareholders because they were anti-dilutive.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
PSUs	786,129	—	786,129	—
Restricted shares	158,000	196,500	158,000	196,500
Stock options	175,000	75,000	175,000	75,000

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

Derivative assets are presented in prepaid expenses and other, and derivative liabilities are presented in unrealized interest rate derivative losses in the Interim Consolidated Balance Sheet.

Interest Rate Derivative

During 2004, the Company entered into certain variable-to-fixed interest rate swaps in connection with the Stendal mill with respect to an aggregate maximum amount of approximately €612,600 of the principal amount of the indebtedness under the Stendal Loan Facility. Under the remaining interest rate swap, the Company pays a fixed rate and receives a floating rate with the interest payments being calculated on a notional amount. As at June 30, 2013, the contract has an aggregate notional amount of €332,684 at a fixed interest rate of 5.28% and it matures in October 2017 (which for the most part matches the maturity of the Stendal Loan Facility).

The interest rate derivative contract is with a bank that is part of a banking syndicate that holds the Stendal Loan Facility and the Company does not anticipate non-performance by the bank.

Pulp Price Derivatives

In May 2012, the Company entered into a fixed price pulp swap contract with a bank. Under the terms of the contract, 5,000 metric tonnes (“MT”) of pulp per month was fixed at a price of $915 per MT. The contract expired in December 2012. In November 2012, the Company entered into two additional contracts. Under the terms of the contracts, 3,000 MT of pulp per month is fixed at prices which range from $880 to $890 per MT. These contracts expire in December 2013.

The following table shows our gains and losses by instrument type as they are recognized in gain on derivative instruments in the Interim Consolidated Statement of Operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Interest rate derivative contract	€5,715	€(276)	€10,880	€600
Pulp price derivative contracts	(422)	1,619	(767)	1,619

	€5,293	€1,343	€10,113	€2,219

FORM 10-Q

QUARTERLY REPORT - PAGE 15

MERCER INTERNATIONAL INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of Euros, except per share data)

Note 9. Financial Instruments

The fair value of financial instruments is summarized as follows:

	June 30, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	€134,433	€134,433	€104,239	€104,239
Marketable securities	167	167	184	184
Receivables	97,028	97,028	110,087	110,087
Pulp price derivative contracts – asset	245	245	745	745
Accounts payable and other	96,002	96,002	89,950	89,950
Debt	724,433	715,322	711,403	700,001
Interest rate derivative contract – liability	39,798	39,798	50,678	50,678

The carrying value of cash and cash equivalents and accounts payable and other approximates the fair value due to the immediate or short-term maturity of these financial instruments. The carrying value of receivables approximates the fair value due to their short-term nature and historical collectability. Marketable securities are recorded at fair value based on recent transactions. See the Fair Value Measurement and Disclosure section below for details on how the fair value of the pulp price derivative contracts, interest rate derivative contract and debt was determined.

Fair Value Measurement and Disclosure

The fair value methodologies and, as a result, the fair value of the Company’s investments, debt and derivative instruments are determined based on the fair value hierarchy provided in the Fair Value Measurements and Disclosures topic of the FASB Accounting Standards Codification, and are as follows:

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

The Company’s debt is recognized at amortized cost. The fair value of debt classified as Level 2 reflects recent market transactions and discounted cash flow estimates. Discounted cash flow models use observable market inputs taking into consideration variables such as interest rate changes, comparative securities, subordination discount and credit rating changes. The fair value of debt classified as Level 3 is valued using a discounted cash flow model which requires significant management estimates. These estimates are developed using available market, historical, and forecast data, including taking into account variables such as recent financing activities, the capital structure, and the lack of marketability of such debt.

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

(Unaudited)

(In thousands of Euros, except per share data)

Note 9. Financial Instruments (continued)

The following table presents a summary of the Company’s outstanding financial instruments and their estimated fair values under the hierarchy defined in Fair Value Measurements and Disclosures Topic of the FASB Accounting Standards Codification:

	Fair Value Measurements at June 30, 2013
Description	Level 1	Level 2	Level 3	Total
Assets
Marketable securities	€167	€—	€—	€167
Pulp price derivative contracts	—	245	—	245

	€167	€245	€—	€412

Liabilities
Interest rate derivative contract	€—	€39,798	€—	€39,798
Debt	—	702,177	13,145	715,322

	€—	€741,975	€13,145	€755,120

	Fair Value Measurements at December 31, 2012
Description	Level 1	Level 2	Level 3	Total
Assets
Marketable securities	€184	€—	€—	€184
Pulp price derivative contracts	—	745	—	745

	€184	€745	€—	€929

Liabilities
Interest rate derivative contract	€—	€50,678	€—	€50,678
Debt	—	687,184	12,817	700,001

	€—	€737,862	€12,817	€750,679

Note 10. Commitments and Contingencies

(a)	Pursuant to an arbitration proceeding with the general construction contractor (the noncontrolling shareholder) of the Stendal mill regarding certain warranty claims, the Company acted upon a bank guarantee for defect liability on civil works that was about to expire as provided in the engineering, procurement, and construction contract. On January 28, 2011, the Company received approximately €10,000 (the “Guarantee Amount”), which is intended to compensate the Company for remediation work that is required at the Stendal mill, but it was less than the amount claimed by the Company under the arbitration. Most of the claims have been settled; however, the arbitration proceeding is ongoing, and there is no certainty that the Company will be successful with its remaining claim.

The €10,000 was initially recognized as an increase in cash and a corresponding increase in accounts payable and other. As civil works remediation steps are agreed to with the noncontrolling shareholder an agreed to portion of the payable is reversed with the offset recorded in operating costs to offset the remediation expenditures. As at June 30, 2013, the Company had Guarantee Amount proceeds of €1,768 remaining in accounts payable and other.

FORM 10-Q

QUARTERLY REPORT - PAGE 17

MERCER INTERNATIONAL INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of Euros, except per share data)

Note 10. Commitments and Contingencies (continued)

(b)	The Company is involved in a property transfer tax dispute with respect to the Celgar mill and certain other legal actions and claims arising in the ordinary course of business. Celgar had previously paid the property transfer tax assessment. During the second quarter of 2013, the Company lost its Supreme Court of British Columbia appeal of the property transfer tax assessment and as a result the Company filed an application to seek leave to appeal to the British Columbia Court of Appeal. The outcome of the appeal process is uncertain. In addition, while the outcome of any legal actions and claims cannot be predicted with certainty, it is the opinion of management that the outcome of any such claim which is pending or threatened, either individually or on a combined basis, will not have a material adverse effect on the consolidated financial condition, results of operations or liquidity of the Company.

(c)	The Company is subject to regulations that require the handling and disposal of asbestos in a prescribed manner if a property undergoes a major renovation or demolition. Otherwise, the Company is not required to remove asbestos from its facilities. Generally asbestos is found on steam and condensate piping systems as well as certain cladding on buildings and in building insulation throughout older facilities. The Company’s obligation for the proper removal and disposal of asbestos products from the Company’s mills is a conditional asset retirement obligation. As a result of the longevity of the Company’s mills, due in part to the maintenance procedures and the fact that the Company does not have plans for major changes that require the removal of asbestos, the timing of the asbestos removal is indeterminate. As a result, the Company is currently unable to reasonably estimate the fair value of its asbestos removal and disposal obligation. The Company will recognize a liability in the period in which sufficient information is available to reasonably estimate its fair value.

(d)	As at June 30, 2013, the Company had entered into capital commitments of approximately €6,800 at the Stendal mill as part of Project Blue Mill.

Note 11. Subsequent Events

(a)	In July 2013, the Company announced a workforce reduction at the Celgar mill. The planned reduction will affect both hourly and salaried employees and will reduce the workforce by approximately 85 employees over the next five years, with the majority of employees to be affected over the next 12 months. In connection with implementing this work force reduction, the Company currently estimates that it will incur pre-tax charges in the range of approximately $6.0 million to $8.0 million for severance and other personnel expenses, such as termination benefits, which are expected to occur primarily over the 12-month period commencing with the third quarter of 2013. More than 85% of such charges are expected to be recognized by the end of 2013.

(b)	In July 2013, the Company issued $50.0 million in aggregate principal amount of its Senior Notes. See Note 3(b) – Debt for a description of the Senior Notes. The additional notes were priced at 104.50% plus accrued interest from June 1, 2013. The net proceeds from the offering were $50.5 million, after deducting the underwriter’s discounts, offering expenses and accrued interest. The Company used the net proceeds from the offering to repay the revolving credit facilities of the Rosenthal and Celgar mills and for general corporate purposes.

FORM 10-Q

QUARTERLY REPORT - PAGE 18

MERCER INTERNATIONAL INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of Euros, except per share data)

Note 12. Restricted Group Supplemental Disclosure

The terms of the indenture governing our Senior Notes require that we provide the results of operations and financial condition of Mercer International Inc. and our restricted subsidiaries under the indenture, collectively referred to as the “Restricted Group”. As at and during the three and six months ended June 30, 2013 and 2012, the Restricted Group was comprised of Mercer International Inc., certain holding subsidiaries and our Rosenthal and Celgar mills. The Restricted Group excludes the Stendal mill.

Combined Condensed Balance Sheets

	June 30, 2013
	Restricted	Unrestricted		Consolidated
	Group	Subsidiaries	Eliminations	Group
ASSETS
Current assets
Cash and cash equivalents	€69,467	€64,966	€—	€134,433
Receivables	49,674	47,354	—	97,028
Inventories	64,199	43,991	—	108,190
Prepaid expenses and other	7,883	4,947	—	12,830
Deferred income tax	2,178	1,634	—	3,812

Total current assets	193,401	162,892	—	356,293
Long-term assets
Property, plant and equipment	327,107	461,711	—	788,818
Deferred note issuance and other	6,832	5,798	—	12,630
Deferred income tax	8,876	5,882	—	14,758
Due from unrestricted group	107,108	—	(107,108)	—

Total assets	€643,324	€636,283	€(107,108)	€1,172,499

LIABILITIES
Current liabilities
Accounts payable and other	€49,504	€46,498	€—	€96,002
Pension and other post-retirement benefit obligations	780	—	—	780
Debt	1,088	43,258	—	44,346

Total current liabilities	51,372	89,756	—	141,128
Long-term liabilities
Debt	235,883	444,204	—	680,087
Due to restricted group	—	107,108	(107,108)	—
Unrealized interest rate derivative losses	—	39,798	—	39,798
Pension and other post-retirement benefit obligations	31,158	—	—	31,158
Capital leases and other	5,855	7,744	—	13,599
Deferred income tax	6,892	—	—	6,892

Total liabilities	331,160	688,610	(107,108)	912,662

EQUITY
Total shareholders’ equity (deficit)	312,164	(36,760)	—	275,404
Noncontrolling interest (deficit)	—	(15,567)	—	(15,567)

Total liabilities and equity	€643,324	€636,283	€(107,108)	€1,172,499

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

MERCER INTERNATIONAL INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of Euros, except per share data)

Note 12. Restricted Group Supplemental Disclosure (continued)

Combined Condensed Statements of Operations

	Three Months Ended June 30, 2013
	Restricted	Unrestricted		Consolidated
	Group	Subsidiaries	Eliminations	Group
Revenues
Pulp	€105,541	€88,118	€—	€193,659
Energy and chemicals	6,040	10,447	—	16,487

	111,581	98,565	—	210,146
Operating costs	103,558	83,322	—	186,880
Operating depreciation and amortization	8,258	6,486	—	14,744
Selling, general and administrative expenses	5,644	3,719	—	9,363

	117,460	93,527	—	210,987

Operating income (loss)	(5,879)	5,038	—	(841)

Other income (expense)
Interest expense	(5,880)	(8,907)	1,648	(13,139)
Gain (loss) on derivative instruments	(422)	5,715	—	5,293
Other income (expense)	1,620	34	(1,648)	6

Total other income (expense)	(4,682)	(3,158)	—	(7,840)

Income (loss) before income taxes	(10,561)	1,880	—	(8,681)
Income tax benefit (provision)	(611)	(14)	—	(625)

Net income (loss)	(11,172)	1,866	—	(9,306)
Less: net income attributable to noncontrolling interest	—	(605)	—	(605)

Net income (loss) attributable to common shareholders	€(11,172)	€1,261	€—	€(9,911)

	Three Months Ended June 30, 2012
	Restricted	Unrestricted		Consolidated
	Group	Subsidiaries	Eliminations	Group
Revenues
Pulp	€103,745	€82,291	€—	€186,036
Energy and chemicals	6,460	11,566	—	18,026

	110,205	93,857	—	204,062
Operating costs	94,762	67,855	—	162,617
Operating depreciation and amortization	7,807	6,718	—	14,525
Selling, general and administrative expenses	5,406	3,218	—	8,624

	107,975	77,791	—	185,766

Operating income (loss)	2,230	16,066	—	18,296

Other income (expense)
Interest expense	(5,934)	(9,312)	1,383	(13,863)
Gain (loss) on derivative instruments	1,619	(276)	—	1,343
Other income (expense)	915	100	(1,383)	(368)

Total other income (expense)	(3,400)	(9,488)	—	(12,888)

Income (loss) before income taxes	(1,170)	6,578	—	5,408
Income tax benefit (provision)	(1,398)	(867)	—	(2,265)

Net income (loss)	(2,568)	5,711	—	3,143
Less: net income attributable to noncontrolling interest	—	(1,628)	—	(1,628)

Net income (loss) attributable to common shareholders	€(2,568)	€4,083	€—	€1,515

FORM 10-Q

QUARTERLY REPORT - PAGE 21

MERCER INTERNATIONAL INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of Euros, except per share data)

Note 12. Restricted Group Supplemental Disclosure (continued)

Combined Condensed Statements of Operations

	Six Months Ended June 30, 2013
	Restricted Group	Unrestricted Subsidiaries	Eliminations	Consolidated Group
Revenues
Pulp	€205,781	€167,998	€—	€373,779
Energy and chemicals	13,130	21,509	—	34,639

	218,911	189,507	—	408,418
Operating costs	193,081	158,897	—	351,978
Operating depreciation and amortization	16,449	13,026	—	29,475
Selling, general and administrative expenses	11,360	6,898	—	18,258

	220,890	178,821	—	399,711

Operating income (loss)	(1,979)	10,686	—	8,707

Other income (expense)
Interest expense	(11,746)	(17,837)	3,296	(26,287)
Gain (loss) on derivative instruments	(767)	10,880	—	10,113
Other income (expense)	3,155	77	(3,296)	(64)

Total other income (expense)	(9,358)	(6,880)	—	(16,238)

Income (loss) before income taxes	(11,337)	3,806	—	(7,531)
Income tax benefit (provision)	(1,627)	135	—	(1,492)

Net income (loss)	(12,964)	3,941	—	(9,023)
Less: net income attributable to noncontrolling interest	—	(1,313)	—	(1,313)

Net income (loss) attributable to common shareholders	€(12,964)	€2,628	€—	€(10,336)

	Six Months Ended June 30, 2012
	Restricted Group	Unrestricted Subsidiaries	Eliminations	Consolidated Group
Revenues
Pulp	€213,634	€171,841	€—	€385,475
Energy and chemicals	14,451	22,494	—	36,945

	228,085	194,335	—	422,420
Operating costs	193,098	147,289	—	340,387
Operating depreciation and amortization	15,447	13,365	—	28,812
Selling, general and administrative expenses	11,927	6,755	—	18,682

	220,472	167,409	—	387,881

Operating income (loss)	7,613	26,926	—	34,539

Other income (expense)
Interest expense	(11,744)	(18,976)	2,724	(27,996)
Gain (loss) on derivative instruments	1,619	600	—	2,219
Other income (expense)	1,740	206	(2,724)	(778)

Total other income (expense)	(8,385)	(18,170)	—	(26,555)

Income (loss) before income taxes	(772)	8,756	—	7,984
Income tax benefit (provision)	(2,113)	(884)	—	(2,997)

Net income (loss)	(2,885)	7,872	—	4,987
Less: net income attributable to noncontrolling interest	—	(2,299)	—	(2,299)

Net income (loss) attributable to common shareholders	€(2,885)	€5,573	€—	€2,688

FORM 10-Q

QUARTERLY REPORT - PAGE 22

MERCER INTERNATIONAL INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of Euros, except per share data)

Note 12. Restricted Group Supplemental Disclosure (continued)

Combined Condensed Statements of Cash Flows

	Three Months Ended June 30, 2013
	Restricted	Unrestricted	Consolidated
	Group	Subsidiaries	Group
Cash flows from (used in) operating activities
Net income (loss)	€(11,172)	€1,866	€(9,306)
Adjustments to reconcile net income (loss) to cash flows from operating activities
Unrealized loss (gain) on derivative instruments	34	(5,715)	(5,681)
Depreciation and amortization	8,324	6,486	14,810
Deferred income taxes	433	—	433
Stock compensation expense	306	—	306
Pension and other post-retirement expense, net of funding	212	—	212
Other	290	680	970
Changes in working capital
Receivables	18,863	2,886	21,749
Inventories	5,303	(3,156)	2,147
Accounts payable and accrued expenses	(1,879)	309	(1,570)
Other(1)	(6,926)	1,218	(5,708)

Net cash from (used in) operating activities	13,788	4,574	18,362

Cash flows from (used in) investing activities
Purchase of property, plant and equipment	(2,602)	(8,380)	(10,982)
Proceeds on sale of property, plant and equipment	—	2	2

Net cash from (used in) investing activities	(2,602)	(8,378)	(10,980)

Cash flows from (used in) financing activities
Proceeds from borrowings of debt	—	7,000	7,000
Repayment of capital lease obligations	(122)	(279)	(401)
Proceeds from (repayment of) credit facilities, net	6,986	—	6,986
Proceeds from government grants	—	3,417	3,417

Net cash from (used in) financing activities	6,864	10,138	17,002

Effect of exchange rate changes on cash and cash equivalents	(615)	—	(615)

Net increase in cash and cash equivalents	17,435	6,334	23,769
Cash and cash equivalents, beginning of period	52,032	58,632	110,664

Cash and cash equivalents, end of period	€69,467	€64,966	€134,433

(1)	Includes intercompany related transactions.

FORM 10-Q

QUARTERLY REPORT - PAGE 23

MERCER INTERNATIONAL INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of Euros, except per share data)

Note 12. Restricted Group Supplemental Disclosure (continued)

Combined Condensed Statements of Cash Flows

	Three Months Ended June 30, 2012
	Restricted	Unrestricted	Consolidated
	Group	Subsidiaries	Group
Cash flows from (used in) operating activities
Net income (loss)	€(2,568)	€5,711	€3,143
Adjustments to reconcile net income (loss) to cash flows from operating activities
Unrealized loss (gain) on derivative instruments	(1,619)	276	(1,343)
Depreciation and amortization	7,870	6,718	14,588
Deferred income taxes	1,240	(5,256)	(4,016)
Stock compensation expense	(6)	—	(6)
Pension and other post-retirement expense, net of funding	(41)	—	(41)
Other	(535)	608	73
Changes in working capital
Receivables	7,833	4,505	12,338
Inventories	(1,765)	(6,531)	(8,296)
Accounts payable and accrued expenses	(3,155)	3,960	805
Other(1)	(1,514)	1,428	(86)

Net cash from (used in) operating activities	5,740	11,419	17,159

Cash flows from (used in) investing activities
Purchase of property, plant and equipment	(8,815)	(1,023)	(9,838)
Proceeds on sale of property, plant and equipment	51	62	113
Proceeds on maturity of marketable securities	2,008	—	2,008

Net cash from (used in) investing activities	(6,756)	(961)	(7,717)

Cash flows from (used in) financing activities
Repayment of debt	(1,584)	—	(1,584)
Repayment of capital lease obligations	(180)	(268)	(448)
Proceeds from (repayment of) credit facilities, net	(3,759)	—	(3,759)
Proceeds from government grants	1,692	—	1,692

Net cash from (used in) financing activities	(3,831)	(268)	(4,099)

Effect of exchange rate changes on cash and cash equivalents	1,348	—	1,348

Net increase (decrease) in cash and cash equivalents	(3,499)	10,190	6,691
Cash and cash equivalents, beginning of period	53,595	70,601	124,196

Cash and cash equivalents, end of period	€50,096	€80,791	€130,887

(1)	Includes intercompany related transactions.

FORM 10-Q

QUARTERLY REPORT - PAGE 24

MERCER INTERNATIONAL INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of Euros, except per share data)

Note 12. Restricted Group Supplemental Disclosure (continued)

Combined Condensed Statements of Cash Flows

	Six Months Ended June 30, 2013
	Restricted Group	Unrestricted Subsidiaries	Consolidated Group
Cash flows from (used in) operating activities
Net income (loss)	€(12,964)	€3,941	€(9,023)
Adjustments to reconcile net income (loss) to cash flows from operating activities
Unrealized loss (gain) on derivative instruments	504	(10,880)	(10,376)
Depreciation and amortization	16,578	13,026	29,604
Deferred income taxes	1,424	3,147	4,571
Stock compensation expense	573	—	573
Pension and other post-retirement expense, net of funding	333	—	333
Other	703	1,450	2,153
Changes in working capital
Receivables	10,524	1,521	12,045
Inventories	8,370	(477)	7,893
Accounts payable and accrued expenses	8,626	401	9,027
Other(1)	(8,640)	2,150	(6,490)

Net cash from (used in) operating activities	26,031	14,279	40,310

Cash flows from (used in) investing activities
Purchase of property, plant and equipment	(5,247)	(17,130)	(22,377)
Proceeds on sale of property, plant and equipment	13	2	15

Net cash from (used in) investing activities	(5,234)	(17,128)	(22,362)

Cash flows from (used in) financing activities
Repayment of debt	(545)	(20,000)	(20,545)
Proceeds from borrowings of debt	—	17,000	17,000
Repayment of capital lease obligations	(244)	(857)	(1,101)
Proceeds from (repayment of) credit facilities, net	12,954	—	12,954
Proceeds from government grants	—	4,147	4,147

Net cash from (used in) financing activities	12,165	290	12,455

Effect of exchange rate changes on cash and cash equivalents	(209)	—	(209)

Net increase (decrease) in cash and cash equivalents	32,753	(2,559)	30,194
Cash and cash equivalents, beginning of period	36,714	67,525	104,239

Cash and cash equivalents, end of period	€69,467	€64,966	€134,433

(1)	Includes intercompany related transactions.

FORM 10-Q

QUARTERLY REPORT - PAGE 25

MERCER INTERNATIONAL INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of Euros, except per share data)

Note 12. Restricted Group Supplemental Disclosure (continued)

Combined Condensed Statements of Cash Flows

	Six Months Ended June 30, 2012
	Restricted Group	Unrestricted Subsidiaries	Consolidated Group
Cash flows from (used in) operating activities
Net income (loss)	€(2,885)	€7,872	€4,987
Adjustments to reconcile net income (loss) to cash flows from operating activities
Unrealized loss (gain) on derivative instruments	(1,619)	(600)	(2,219)
Depreciation and amortization	15,573	13,365	28,938
Deferred income taxes	1,916	(5,256)	(3,340)
Stock compensation expense	862	—	862
Pension and other post-retirement expense, net of funding	(55)	—	(55)
Other	(477)	1,343	866
Changes in working capital
Receivables	5,723	9,300	15,023
Inventories	2,253	1,189	3,442
Accounts payable and accrued expenses	2,380	1,074	3,454
Other(1)	(7,988)	9,326	1,338

Net cash from (used in) operating activities	15,683	37,613	53,296

Cash flows from (used in) investing activities
Purchase of property, plant and equipment	(13,033)	(5,270)	(18,303)
Proceeds on sale of property, plant and equipment	237	102	339
Proceeds on maturity of marketable securities	2,008	—	2,008

Net cash from (used in) investing activities	(10,788)	(5,168)	(15,956)

Cash flows from (used in) financing activities
Repayment of debt	(2,127)	(9,583)	(11,710)
Repayment of capital lease obligations	(366)	(693)	(1,059)
Payment of note issuance costs	—	(1,621)	(1,621)
Proceeds from government grants	2,322	—	2,322

Net cash from (used in) financing activities	(171)	(11,897)	(12,068)

Effect of exchange rate changes on cash and cash equivalents	543	—	543

Net increase in cash and cash equivalents	5,267	20,548	25,815
Cash and cash equivalents, beginning of period	44,829	60,243	105,072

Cash and cash equivalents, end of period	€50,096	€80,791	€130,887

(1)	Includes intercompany related transactions.

FORM 10-Q

QUARTERLY REPORT - PAGE 26

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this document: (i) unless the context otherwise requires, references to “we”, “our”, “us”, the “Company” or “Mercer” mean Mercer International Inc. and its subsidiaries; (ii) references to “Mercer Inc.” mean the Company excluding its subsidiaries; (iii) information is provided as of June 30, 2013, unless otherwise stated; (iv) all references to monetary amounts are to “Euros”, the lawful currency adopted by most members of the European Union, unless otherwise stated; (v) “€” refers to Euros, “$” refers to U.S. dollars and “C$” refers to Canadian dollars; (vi) “ADMTs” refers to air-dried metric tonnes; (vii) “MW” refers to megawatts; and (viii) “MWh” refers to megawatt hours.

Results of Operations

General

We operate three northern bleached softwood kraft, referred to as “NBSK”, pulp mills through our wholly owned subsidiaries, Rosenthal and Celgar, and our 74.9% owned subsidiary, Stendal, which have a consolidated annual production capacity of approximately 1.5 million ADMTs.

The following discussion and analysis of our results of operations and financial condition for the three and six months ended June 30, 2013 should be read in conjunction with our interim consolidated financial statements and related notes included in this quarterly report, as well as our most recent annual report on Form 10-K for the fiscal year ended December 31, 2012 filed with the Securities and Exchange Commission, referred to as the “SEC”.

On July 9, 2013, we announced that, after conducting a comprehensive assessment, our Celgar mill intends to reduce its workforce by approximately 85 employees, with the majority of employees leaving the mill over the next 12 months, in order to improve its competitiveness with other pulp producers. This action is being taken to reduce the mill’s fixed costs. We currently estimate incurring pre-tax charges of approximately $6.0 million to $8.0 million for severance and other personnel related expenses in connection with such reduction. Over 85% of these charges are expected to be recognized by the end of 2013. We currently estimate that our Celgar mill will realize approximately $8.0 million to $10.0 million in annual pre-tax cost savings once the workforce restructuring has been fully implemented. Based upon our planned workforce reduction schedule, we currently expect to realize approximately 80% of such annual cost savings in 2014.

Current Market Environment

Pulp list prices were up marginally in the second quarter of 2013. At the end of the second quarter of 2013, list prices in Europe were approximately $860 per ADMT and in North America and China were approximately $950 and $690 per ADMT, respectively.

We currently expect demand and pricing to trend upwards in the latter part of 2013. Annual maintenance shuts by producers should cause NBSK pulp prices to continue to gradually increase in the medium term. We believe supply and demand levels through the summer should benefit from significant producer maintenance downtime during the summer months. In addition, the announced closure of a Norwegian mill (Tofte) and new tissue capacity coming online in China should keep supply and demand in balance.

FORM 10-Q

QUARTERLY REPORT - PAGE 27

Summary Financial Highlights

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands, other than per share amounts)
Pulp revenues	€193,659	€186,036	€373,779	€385,475
Energy and chemical revenues	16,487	18,026	34,639	36,945
Operating income (loss)	(841)	18,296	8,707	34,539
Gain on derivative instruments	5,293	1,343	10,113	2,219
Income tax benefit (provision)	(625)	(2,265)	(1,492)	(2,997)
Net income (loss)(1)	(9,911)	1,515	(10,336)	2,688
Net income (loss) per share(1)(2)	€(0.18)	€0.03	€(0.19)	€0.05

(1)	Attributable to common shareholders.
(2)	Per share amounts are on a basic and diluted basis.

Selected Production, Sales and Other Data

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Consolidated
Pulp production (‘000 ADMTs)	349.5	365.0	710.7	745.4
Scheduled production downtime (‘000 ADMTs)	16.0	22.6	16.0	22.6
Scheduled production downtime (days)	11	23	11	23
Pulp sales (‘000 ADMTs)	368.3	349.2	724.9	734.0
Average NBSK pulp list prices in Europe ($/ADMT)(1)	857	837	844	837
Average NBSK pulp list prices in Europe (€/ADMT)	656	652	643	645
Average pulp sales realizations (€/ADMT)(2)	520	526	509	519
Energy production (‘000 MWh)	405.8	425.4	830.2	861.7
Energy sales (‘000 MWh)	167.5	182.7	341.1	365.1
Average energy sales realizations (€/MWh)	83	81	86	85
Average Spot Currency Exchange Rates
€ / $(3)	0.7655	0.7795	0.7619	0.7710
C$ / $(3)	1.0230	1.0102	1.0160	1.0056
C$ / €(4)	1.3374	1.2959	1.3346	1.3044

(1)	Source: RISI pricing report.
(2)	Sales realizations after discounts. Incorporates the effect of pulp price variations occurring between the order and shipment dates.
(3)	Average Federal Reserve Bank of New York noon spot rate over the reporting period.
(4)	Average Bank of Canada noon spot rate over the reporting period.

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

Total revenues for the three months ended June 30, 2013 increased by approximately 3% to €210.1 million from €204.1 million in the same period in 2012, due to higher pulp revenues.

Pulp revenues for the three months ended June 30, 2013 increased to €193.7 million from €186.0 million in the comparative quarter of 2012, primarily due to higher pulp sales volumes, partially offset by a weaker U.S. dollar relative to the Euro. The U.S. dollar decreased versus the Euro in the current quarter, compared to the same quarter of last year.

Energy and chemical revenues decreased by approximately 8% to €16.5 million in the second quarter from €18.0 million in the same quarter last year, primarily as a result of lower pulp production.

FORM 10-Q

QUARTERLY REPORT - PAGE 28

Average list prices for NBSK pulp in Europe were approximately $857 (€656) per ADMT in the current quarter, compared to approximately $837 (€652) per ADMT in the same quarter last year. In the second quarter of 2013, average pulp sales realizations marginally decreased by approximately 1% to €520 per ADMT from approximately €526 per ADMT in the same quarter last year, primarily due to a weaker U.S. dollar relative to the Euro, partially offset by higher pulp prices.

Pulp production decreased by approximately 4% to 349,502 ADMTs in the current quarter from 365,047 ADMTs in the same quarter of 2012, primarily due to decreased pulp production at our Celgar mill. During the second quarter of 2013, our Celgar mill took its annual scheduled major maintenance shutdown. As a result of a combination of a lightning strike at the mill and equipment and execution issues, the shutdown which was planned for 11 days took 15 days instead. Further, the start-up of the mill was slower than budgeted. The shutdown and slower start-up resulted in a loss of approximately 30,300 ADMTs of NBSK pulp production (of which approximately 14,300 ADMTs was unplanned) and a consequential loss of energy production. The shutdown had a negative impact of approximately €11.0 million on our operating results for the second quarter of 2013.

We believe the issues with the Celgar maintenance shutdown were isolated and the mill is performing well and operating at pre-shutdown levels. We believe our inventory levels are adequate and anticipate no material customer issues from this event.

Pulp sales volumes increased by approximately 5% to 368,285 ADMTs in the current quarter from 349,177 ADMTs in the comparative quarter, primarily due to higher sales to Europe and China.

Costs and expenses in the second quarter of 2013 increased by approximately 14% to €211.0 million from €185.8 million in the comparative period of 2012, primarily due to higher sales volumes, fiber costs and costs associated with the Celgar mill maintenance shutdown.

In the second quarter of 2013, operating depreciation and amortization marginally increased to €14.7 million from €14.5 million in the same quarter last year. Selling, general and administrative expenses were €9.4 million in the second quarter of 2013, compared to €8.6 million in the second quarter of 2012.

Transportation costs marginally increased to €17.6 million in the second quarter of 2013 from €17.4 million in the second quarter of 2012, primarily due to flood conditions in Germany as trucks and trains were forced to re-route over longer distances.

On average, our per unit fiber costs in the current quarter increased by approximately 6% from the same period in 2012. During the second quarter of 2013, fiber costs at our German mills were higher than the comparative period in 2012. Increased demand from the European pellet and board producers and sawmills and an under supply of sawlogs kept fiber prices at relatively high levels in the current quarter. Fiber costs at our Celgar mill decreased as a result of increased sawmill activity in the region. Going forward this year, we currently expect fiber costs at our German mills to marginally increase and then stabilize, whereas we expect fiber costs at our Celgar mill to decrease moderately.

FORM 10-Q

QUARTERLY REPORT - PAGE 29

For the second quarter of 2013, we reported an operating loss of €0.8 million, compared to operating income of €18.3 million in the comparative quarter of 2012, primarily due to the negative impact of the Celgar mill shutdown, higher fiber costs and the weaker U.S. dollar relative to the Euro.

Interest expense in the second quarter of 2013 decreased to €13.1 million from €13.9 million in the comparative quarter of 2012, primarily due to lower debt levels associated with the Stendal mill in the second quarter of 2013.

We recorded a net derivative gain of €5.3 million, which includes a €0.4 million loss related to fixed price pulp swap contracts entered into in the fourth quarter of 2012 and an unrealized gain of approximately €5.7 million on the mark to market adjustment of our Stendal mill’s interest rate derivative, compared to a net derivative gain of €1.3 million in the same quarter of last year.

During the current quarter, we recorded a net income tax expense of €0.6 million, compared to €2.3 million in the same quarter of 2012.

The noncontrolling shareholder’s interest in the Stendal mill’s net income in the second quarter of 2013 was €0.6 million, compared to €1.6 million in the same quarter last year.

We reported a net loss attributable to common shareholders of €9.9 million, or €0.18 per basic and diluted share, for the second quarter of 2013, which included a total net non-cash unrealized gain of €5.7 million on the fixed price pulp swaps and Stendal interest rate derivative, and the negative impact of approximately €11.0 million related to the Celgar mill’s maintenance shutdown. In the second quarter of 2012, net income attributable to common shareholders was €1.5 million, or €0.03 per basic and diluted share, which included a net non-cash unrealized gain of €1.3 million on the Stendal interest rate derivative and fixed price pulp swaps.

Operating EBITDA in the second quarter of 2013 was €14.0 million, compared to €32.9 million in the second quarter of 2012. Operating EBITDA is defined as operating income (loss) plus depreciation and amortization and non-recurring capital asset impairment charges. Management uses Operating EBITDA as a benchmark measurement of its own operating results, and as a benchmark relative to its competitors. Management considers it to be a meaningful supplement to operating income (loss) as a performance measure primarily because depreciation expense and non-recurring capital asset impairment charges are not an actual cash cost, and depreciation expense varies widely from company to company in a manner that management considers largely independent of the underlying cost efficiency of their operating facilities. In addition, we believe Operating EBITDA is commonly used by securities analysts, investors and other interested parties to evaluate our financial performance.

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

QUARTERLY REPORT - PAGE 30

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

The following table provides a reconciliation of net income (loss) attributable to common shareholders to operating income (loss) and Operating EBITDA for the periods indicated:

	Three Months Ended June 30,
	2013	2012
	(in thousands)
Net income (loss) attributable to common shareholders	€(9,911)	€1,515
Net income attributable to noncontrolling interest	605	1,628
Income tax provision	625	2,265
Interest expense	13,139	13,863
Gain on derivative instruments	(5,293)	(1,343)
Other expense (income)	(6)	368

Operating income (loss)	(841)	18,296
Add: Depreciation and amortization	14,810	14,588

Operating EBITDA	€13,969	€32,884

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

Total revenues for the six months ended June 30, 2013 decreased by approximately 3% to €408.4 million from €422.4 million in the same period in 2012, due to lower pulp and energy and chemical revenues.

Pulp revenues for the six months ended June 30, 2013 decreased to €373.8 million from €385.5 million in the comparative period of 2012, primarily due to lower pulp sales volumes and a weaker U.S. dollar relative to the Euro. The U.S. dollar was approximately 1% weaker versus the Euro in the first half of 2013, compared to the same period of last year.

Energy and chemical revenues decreased by approximately 6% to €34.6 million in the first half of 2013 from €36.9 million in the same period last year, primarily as a result of lower pulp production.

Average list prices for NBSK pulp in Europe were approximately $844 (€643) per ADMT in the first half of 2013, compared to approximately $837 (€645) per ADMT in the same period last year. In the first half of 2013, average pulp sales realizations decreased by approximately 2% to €509 per ADMT from approximately €519 per ADMT in the same period last year, primarily due to the impact of a weaker U.S. dollar versus the Euro.

FORM 10-Q

QUARTERLY REPORT - PAGE 31

Pulp production decreased by approximately 5% to 710,666 ADMTs in the first half of 2013 from 745,389 ADMTs in the same period of 2012, primarily due to decreased pulp production at our Celgar mill. We had 15 days of maintenance downtime at our Celgar mill in the first half of 2013, which, together with a slower startup, resulted in a loss of approximately 30,300 ADMTs of NBSK pulp production.

Pulp sales volumes decreased by approximately 1% to 724,945 ADMTs in the first half of 2013 from 734,003 ADMTs in the comparative period of 2012, primarily due to lower sales to the United States.

Costs and expenses in the first half of 2013 increased by 3% to €399.7 million from €387.9 million in the comparative period of 2012, primarily due to higher fiber costs at our German mills and costs associated with the Celgar maintenance shutdown.

In the first half of 2013, operating depreciation and amortization marginally increased to €29.5 million from €28.8 million in the same period last year. Selling, general and administrative expenses were €18.3 million in the first half of 2013, compared to €18.7 million in the same period of 2012.

Transportation costs decreased to €34.4 million in the first half of 2013 from €35.4 million in the same period of 2012, primarily due to lower pulp sales volumes, partially offset by increased logistics costs related to flooding in Germany in the second quarter of 2013.

On average, our per unit fiber costs in the first six months of 2013 increased by approximately 2% from the same period in 2012. During the first half of 2013, fiber costs at our German mills were higher than the comparative period in 2012. Increased demand from the European pellet and board producers and sawmills, reduced wood supply because of extreme winter weather conditions and lower availability of trucking transportation kept fiber prices at relatively high levels in the current period. Fiber costs at our Celgar mill decreased as a result of increased sawmill activity in the region. Going forward this year, we currently expect fiber costs at our German mills to marginally increase and then stabilize, whereas we expect fiber costs at our Celgar mill to continue to decrease moderately.

For the first half of 2013, operating income decreased to €8.7 million from €34.5 million in the comparative period of 2012, primarily due to the combined effect of the Celgar mill’s maintenance shutdown and lower pulp sales volumes and higher fiber costs.

Interest expense in the first half of 2013 decreased to €26.3 million from €28.0 million in the comparative period of 2012, primarily due to lower debt levels associated with the Stendal mill.

We recorded a net derivative gain of €10.1 million, which includes a €0.8 million loss related to fixed price pulp swap contracts entered into in the fourth quarter of 2012 and an unrealized gain of approximately €10.9 million on the mark to market adjustment of our Stendal mill’s interest rate derivative, compared to a derivative gain of €2.2 million in the same period of last year.

During the six months ended June 30, 2013, we recorded a net income tax expense of €1.5 million, compared to €3.0 million in the same period of 2012.

FORM 10-Q

QUARTERLY REPORT - PAGE 32

The noncontrolling shareholder’s interest in the Stendal mill’s income in the first half of 2013 was €1.3 million, compared to €2.3 million in the same period last year.

We reported a net loss attributable to common shareholders of €10.3 million, or €0.19 per basic and diluted share, for the first half of 2013, which included a net non-cash unrealized gain of €10.4 million on the fixed price pulp swaps and Stendal interest rate derivative, more than offset by a negative impact of approximately €11.0 million related to the Celgar maintenance shutdown and a non-cash charge for stock compensation of €0.6 million. In the first half of 2012, net income attributable to common shareholders was €2.7 million, or €0.05 per basic and diluted share, which included a non-cash unrealized gain of €2.2 million on the fixed price pulp swaps and Stendal interest rate derivative, partially offset by a non-cash charge for stock compensation of €0.9 million.

Operating EBITDA in the first half of 2013 was €38.3 million, compared to €63.5 million in the first half of 2012. Operating EBITDA is defined as operating income (loss) plus depreciation and amortization and non-recurring capital asset impairment charges. Operating EBITDA has significant limitations as an analytical tool, and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. See the discussion of our results for the three months ended June 30, 2013 for additional information relating to such limitations of Operating EBITDA.

The following table provides a reconciliation of net income (loss) attributable to common shareholders to operating income and Operating EBITDA for the periods indicated:

	Six Months Ended June 30,
	2013	2012
	(in thousands)
Net income (loss) attributable to common shareholders	€(10,336)	€2,688
Net income attributable to noncontrolling interest	1,313	2,299
Income tax provision	1,492	2,997
Interest expense	26,287	27,996
Gain on derivative instruments	(10,113)	(2,219)
Other expense (income)	64	778

Operating income	8,707	34,539
Add: Depreciation and amortization	29,604	28,938

Operating EBITDA	€38,311	€63,477

Liquidity and Capital Resources

The following table is a summary of selected financial information at the dates indicated:

	As at June 30,	As at December 31,
	2013	2012
	(in thousands)
Financial Position
Cash and cash equivalents	€134,433	€104,239
Working capital	215,165	208,573
Total assets	1,172,499	1,183,603
Long-term liabilities	771,534	768,253
Total equity	259,837	278,925

As at June 30, 2013, we had approximately €17.7 million and C$17.6 million available under our Rosenthal and Celgar revolving facilities, respectively.

FORM 10-Q

QUARTERLY REPORT - PAGE 33

As at June 30, 2013, our cash and cash equivalents increased to €134.4 million from €104.2 million and working capital had increased to €215.2 million from €208.6 million at the end of 2012.

On July 22, 2013, we completed our registered public offering of $50.0 million aggregate principal amount of additional 9.5% senior notes due 2017, referred to as the “Senior Notes”, at an issue price of 104.5% plus accrued interest from June 1, 2013. We used the proceeds to repay the revolving credit facilities of our Rosenthal and Celgar mills and for general corporate purposes.

Sources and Uses of Funds

Our principal sources of funds are cash flows from operations, cash and cash equivalents on hand and the revolving working capital loan facilities for our Celgar and Rosenthal mills. Our principal uses of funds consist of operating expenditures, payments of principal and interest on the project loan facilities relating to our development of the Stendal mill (the “Stendal Loan Facility”) and for its Project Blue Mill (collectively, the “Stendal Facilities”), capital expenditures and interest payments on our outstanding Senior Notes.

Debt Covenants

Our long-term obligations contain various financial tests and covenants customary to these types of arrangements.

The Stendal Facilities had approximately €449.9 million in total principal outstanding at June 30, 2013. The Stendal Facilities are without recourse to the Restricted Group (comprised of Mercer, the Rosenthal and Celgar mills and certain holding subsidiaries) and 80% of the principal amount thereunder is severally guaranteed by German federal and state governments. The Stendal Facilities require the Stendal mill, among other things, to maintain a stipulated semi-annual leverage ratio and a debt coverage ratio (the “Ratios”) and previously report on compliance with such Ratios on September 30, 2013 for the trailing 12-month period ended June 30, 2013.

We have had ongoing discussions with the agent bank under the Stendal Facilities to obtain a satisfactory amendment and/or waiver of the Ratios to provide greater flexibility for the Stendal mill. On June 26, 2013, Stendal and the agent bank for the lenders agreed upon a non-binding term sheet which will provide the mill with greater covenant flexibility and the mill engaged the agent bank pursuant to a mandate agreement to seek lender approval to implement the same. Pursuant to the term sheet, concurrent with a successful amendment of the Stendal Facilities thereunder, we have agreed to invest $20.0 million into Stendal as additional capital. The term sheet is subject to customary conditions and approvals, including lender approval, German governmental approval, our board approval, Stendal shareholder approval and entering into satisfactory definitive legal agreements.

Subsequent to entering into the term sheet, the agent has advised that the lenders agreed to have: (i) the Ratios cover the trailing 12-month period ending on September 30, 2013, instead of June 30, 2013; and (ii) the Stendal mill report on its compliance with the Ratios revised as aforesaid on November 15, 2013.

FORM 10-Q

QUARTERLY REPORT - PAGE 34

Currently, based upon our discussions with the agent bank to date, the limited nature of the requested amendment, the Stendal mill’s current liquidity (cash on hand, as at June 30, 2013 of approximately €65.0 million, of which €33.0 million is in a debt service reserve account) and the governmental guarantees, we believe we will be able to conclude a satisfactory amendment with Stendal’s lenders in the third quarter of 2013; however, we cannot assure you of a successful outcome.

In the event that the Stendal mill is not in compliance with the revised Ratios when they are reported on November 15, 2013, we have the right to cure any breach by providing additional capital to Stendal within 20 business days of being notified of such breach by the lenders. If the Stendal mill is not in compliance with such revised Ratios as aforesaid, and is unable to secure a satisfactory amendment and/or waiver of the Ratios and we do not cure the breach by providing additional capital to Stendal, the breach would constitute an event of default under the Stendal Facilities. If such event of default occurs and after careful consideration of the reasonable concerns of Stendal or if the stipulated majority of the lenders have reasonably determined that such default has caused Stendal’s ability to perform its obligations thereunder to be materially impaired, the lenders may provide notice cancelling and accelerating the Stendal Facilities and demanding full payment thereof. In the current circumstances, we do not believe Stendal’s lenders would be permitted to accelerate and cancel such loan facilities based upon a failure to satisfy the Ratios; however, we cannot assure you of the same.

If Stendal’s lenders did accelerate and cancel the Stendal Facilities, this would have a material adverse effect on the Stendal mill and our consolidated financial condition, results of operations and liquidity.

Celgar Working Capital Facility

On May 2, 2013, our Celgar mill entered into a Second Amended and Restated Credit Agreement (the “Second Amended Credit Agreement”) with the lenders party thereto relating to its C$40.0 million revolving working capital credit facility (the “Celgar Working Capital Facility”). The Second Amended Credit Agreement amended and restated the Amended and Restated Credit Agreement, dated November 27, 2009, by and among our Celgar mill, the lenders party thereto and CIT Business Credit Canada Inc., as agent.

The Second Amended Credit Agreement extends the maturity of the Celgar Working Capital Facility to May 2, 2016. The Celgar Working Capital Facility is available by way of: (i) Canadian and U.S. denominated advances which bear interest at a designated prime rate plus 0.25% for Canadian advances and at a designated base rate plus 0.25% per annum for U.S. advances; (ii) banker’s acceptance equivalent loans which will be subject to a discount rate and an acceptance fee calculated on the face amount of such loans at a rate equal to the applicable Canadian dollar bankers’ acceptance rate plus 1.75% per annum; and/or (iii) LIBOR advances which bear interest at the applicable LIBOR plus 1.75% per annum. The Celgar Working Capital Facility also incorporates a C$3.0 million letter of credit sub-line. Celgar is also required to pay a 0.35% per annum standby fee monthly in arrears on any unutilized portion of the revolving facility. Availability of drawdowns under the facility is subject to a borrowing base limit that is based upon the Celgar mill’s eligible accounts receivable and inventory levels from time to time. The Celgar Working Capital Facility is secured by, among other things, a first fixed charge on the current assets of Celgar.

FORM 10-Q

QUARTERLY REPORT - PAGE 35

As at June 30, 2013, C$17.6 million of funds were available under the Celgar Working Capital Facility.

Rosenthal Revolving Credit Facility

In the second quarter of 2013, our Rosenthal mill amended its revolving credit facility to increase it from €3.5 million to €5.0 million. The revolving credit facility for the Rosenthal mill bears interest at the rate of Euribor plus 3.5% and it matures in December 2015. As at June 30, 2013, approximately €1.0 million of this facility was supporting bank guarantees leaving approximately €4.0 million available.

In addition, our Rosenthal mill has a €25.0 million working capital facility that matures in October 2016.

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

Cash provided by operating activities decreased to €40.3 million in the six months ended June 30, 2013 from €53.3 million in the comparative period of 2012, primarily due to weaker operating performance. An increase in accounts payable and accrued expenses provided cash of €9.0 million, compared to €3.5 million in the same period of 2012. A decrease in inventories provided cash of €7.9 million in the six months ended June 30, 2013, compared to €3.4 million in the same period of 2012. A decrease in receivables provided cash of €12.0 million in the six months ended June 30, 2013, compared to €15.0 million in the same period of 2012.

Cash Flows from Investing Activities. Investing activities in the six months ended June 30, 2013 used cash of €22.4 million, compared to using cash of €16.0 million in the same period of 2012. Capital expenditures in the six months ended June 30, 2013 used cash of €22.4 million, compared to €18.3 million in the same period of 2012. Capital expenditures related to Project Blue Mill used cash of €17.1 million in the first half of 2013.

Cash Flows from Financing Activities. In the six months ended June 30, 2013, financing activities provided cash of €12.5 million, compared to using cash of €12.1 million in the same period of 2012. In the first half of 2013, principal repayments under the Stendal Loan Facility used cash of €20.0 million, compared to €9.6 million in the same period of 2012. During the first half of 2013, borrowing under the loan facility for Project Blue Mill provided cash of €17.0 million. Net borrowing from our revolving credit facilities provided cash of €13.0 million in the first half of 2013, compared to €nil in the same period of 2012. In the six months ended June 30, 2013 and 2012, proceeds of government grants provided cash of €4.1 million and €2.3 million, respectively.

FORM 10-Q

QUARTERLY REPORT - PAGE 36

Capital Commitments and Future Liquidity

Project Blue Mill is designed to increase our Stendal mill’s annual energy production by 109,000 MWh and annual pulp production by 30,000 ADMTs. The project remains on schedule and budget and is currently expected to start to generate power sales in or about the end of September 2013. As at June 30, 2013, we had approximately €6.8 million of capital commitments related to our €40.0 million Project Blue Mill at the Stendal mill and had €6.1 million in a separate investment account to manage Project Blue Mill’s costs and funding. Project Blue Mill has also received an investment decree, determining that it qualifies for up to €12.0 million in governmental grants, comprised of €9.2 million of investment incentives and €2.8 million of tax grants. The actual receipt of such grants is subject to the Stendal mill satisfying all governmental rules including verification. The investment decree is a condition of our accessing the Project Blue Mill loan facility. As at June 30, 2013, the Stendal mill, based on expenditures to date, had applied for and received €4.1 million in grants.

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

Contractual Obligations and Commitments

Other than with respect to the Second Amended Credit Agreement, there were no material changes outside the ordinary course to any of our material contractual obligations during the first half of 2013.

In July 2013, we renewed the collective agreement for our Rosenthal mill for an additional two year period until May 2015. The agreement provides for, among other things, an initial 1.8% wage increase for employees thereunder, with a subsequent 3% wage increase in May 2014.

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

In the six months ended June 30, 2013, accumulated other comprehensive income decreased by €10.6 million to €14.6 million, primarily due to the foreign currency translation adjustment.

FORM 10-Q

QUARTERLY REPORT - PAGE 37

Based upon the exchange rate at June 30, 2013, the U.S. dollar has weakened by approximately 3% in value against the Euro since June 30, 2012. See “Quantitative and Qualitative Disclosures about Market Risk”.

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

Summary Financial Highlights for the Restricted Group

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)		(in thousands)
Pulp revenues	€105,541	€103,745	€205,781	€213,634
Energy and chemical revenues	6,040	6,460	13,130	14,451
Operating income (loss)	(5,879)	2,230	(1,979)	7,613
Gain (loss) on derivative instruments	(422)	1,619	(767)	1,619
Income tax provision	(611)	(1,398)	(1,627)	(2,113)
Net loss	(11,172)	(2,568)	(12,964)	(2,885)

FORM 10-Q

QUARTERLY REPORT - PAGE 38

Selected Production, Sales and Other Data for the Restricted Group

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Restricted Group
Pulp production (‘000 ADMTs)	192.1	194.1	397.7	412.7
Scheduled production downtime (‘000 ADMTs)	16.0	22.6	16.0	22.6
Scheduled production downtime (days)	11	23	11	23
Pulp sales (‘000 ADMTs)	202.4	196.5	401.8	410.0
Average NBSK pulp list prices in Europe ($/ADMT)(1)	857	837	844	837
Average NBSK pulp list prices in Europe (€/ADMT)	656	652	643	645
Average pulp sales realizations (€/ADMT)(2)	521	528	512	520
Energy production (‘000 MWh)	216.3	222.2	446.6	462.4
Energy sales (‘000 MWh)	78.8	85.3	158.7	174.1
Average energy sales realizations (€/MWh)	77	76	83	83
Average Spot Currency Exchange Rates
€ / $(3)	0.7655	0.7795	0.7619	0.7710
C$ / $(3)	1.0230	1.0102	1.0160	1.0056
C$ / €(4)	1.3374	1.2959	1.3346	1.3044

(1)	Source: RISI pricing report.
(2)	Sales realizations after discounts. Incorporates the effect of pulp price variations occurring between the order and shipment dates.
(3)	Average Federal Reserve Bank of New York noon spot rate over the reporting period.
(4)	Average Bank of Canada noon spot rate over the reporting period.

Restricted Group Results — Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

Total revenues for the Restricted Group increased by approximately 1% to €111.6 million in the second quarter of 2013, compared to €110.2 million in the second quarter of 2012, primarily due to higher pulp revenues.

Pulp revenues for the Restricted Group for the three months ended June 30, 2013 increased to €105.5 million from €103.7 million in the comparative period of 2012, primarily due to higher pulp sales volumes, partially offset by a weaker U.S. dollar relative to the Euro. The U.S. dollar was approximately 2% weaker versus the Euro in the second quarter of 2013, compared to the second quarter of 2012.

Energy revenues decreased by approximately 8% in the current quarter to €6.0 million from €6.5 million in the same period last year, primarily as a result of lower pulp production at our Celgar mill.

Average list prices for NBSK pulp in Europe were approximately $857 (€656) per ADMT in the current quarter, compared to $837 (€652) per ADMT in the same quarter last year. In the second quarter of 2013, average pulp sales realizations for the Restricted Group decreased by approximately 1% to €521 per ADMT from €528 per ADMT in the same period last year, primarily due to a weaker U.S. dollar relative to the Euro, partially offset by higher pulp prices.

Pulp production for the Restricted Group decreased by approximately 1% to 192,142 ADMTs in the second quarter of 2013 from 194,093 ADMTs in the same period of 2012, primarily due to decreased pulp production at our Celgar mill. We had 15 days of maintenance downtime at our Celgar mill in the first half of 2013, which, together with a slower startup, resulted in a loss of approximately 30,300 ADMTs of NBSK pulp production. See “Results of Operations” for further information regarding the Celgar mill shutdown.

FORM 10-Q

QUARTERLY REPORT - PAGE 39

Pulp sales volumes of the Restricted Group increased by approximately 3% to 202,446 ADMTs in the second quarter of 2013 from 196,520 ADMTs in the comparative period of 2012, primarily due to higher sales to Europe and China.

Costs and expenses for the Restricted Group in the second quarter of 2013 increased by approximately 9% to €117.5 million from €108.0 million in the comparative period of 2012, primarily due to higher sales volumes, fiber costs and costs associated with the Celgar mill maintenance shutdown.

In the second quarter of 2013, operating depreciation and amortization for the Restricted Group was €8.3 million, compared to €7.8 million in the same quarter last year. Selling, general and administrative expenses for the Restricted Group were €5.6 million, compared to €5.4 million in the same period of 2012.

Transportation costs for the Restricted Group decreased to €12.3 million in the second quarter of 2013 from €12.8 million in the same quarter last year.

Overall, per unit fiber costs of the Restricted Group in the second quarter of 2013 increased by approximately 5%, compared to the same period in 2012. During the second quarter of 2013, fiber costs at our Rosenthal mill were higher than the comparative period in 2012. Increased demand from the European pellet and board producers and sawmills and an under supply of sawlogs kept fiber prices at relatively high levels in the current quarter. Fiber costs at our Celgar mill decreased as a result of increased sawmill activity in the region. Going forward this year, we currently expect fiber costs at our Rosenthal mill to marginally increase and then stabilize, whereas we expect fiber costs at our Celgar mill to decrease moderately.

In the second quarter of 2013, the Restricted Group reported an operating loss of €5.9 million, compared to operating income of €2.2 million in the second quarter of 2012, primarily due to the combined effect of the Celgar mill’s maintenance shutdown, higher fiber costs and a weaker U.S. dollar relative to the Euro.

Interest expense for the Restricted Group remained stable at €5.9 million in the second quarter of 2013 and 2012, respectively.

In the second quarter of 2013, the Restricted Group also recorded a loss on derivative instruments of approximately €0.4 million related to two fixed price pulp swap contracts entered into in the fourth quarter of 2012, compared to a derivative gain of €1.6 million in the same quarter of last year.

During the second quarter of 2013, the Restricted Group recorded €0.6 million of income tax expense, compared to income tax expense of €1.4 million in the same period last year.

The Restricted Group reported a net loss for the second quarter of 2013 of €11.2 million, compared to a net loss of €2.6 million in the same period last year, primarily due to the negative impact of the Celgar mill shutdown, higher fiber costs and the weaker U.S. dollar relative to the Euro.

FORM 10-Q

QUARTERLY REPORT - PAGE 40

In the second quarter of 2013, the Restricted Group reported Operating EBITDA of €2.4 million, compared to Operating EBITDA of €10.1 million in the same quarter of 2012. Operating EBITDA is defined as operating income (loss) plus depreciation and amortization and non-recurring capital asset impairment charges. Operating EBITDA has significant limitations as an analytical tool, and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. See the discussion of our consolidated results for the three months ended June 30, 2013 for additional information relating to such limitations of Operating EBITDA.

The following table provides a reconciliation of net loss to operating income (loss) and Operating EBITDA for the Restricted Group for the periods indicated:

	Three Months Ended June 30,
	2013	2012
	(in thousands)
Restricted Group(1)
Net loss	€(11,172)	€(2,568)
Income tax provision (benefit)	611	1,398
Interest expense	5,880	5,934
Loss (gain) on derivative instruments	422	(1,619)
Other expense (income)	(1,620)	(915)

Operating income (loss)	(5,879)	2,230
Add: Depreciation and amortization	8,324	7,870

Operating EBITDA	€2,445	€10,100

(1)	See Note 12 of the interim consolidated financial statements included elsewhere herein for a reconciliation to our consolidated results.

Restricted Group Results — Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

Total revenues for the Restricted Group decreased by approximately 4% to €218.9 million in the first half of 2013, compared to €228.1 million in the first half of 2012, primarily due to lower pulp and energy revenues at our Celgar mill.

Pulp revenues for the Restricted Group for the six months ended June 30, 2013 decreased to €205.8 million from €213.6 million in the comparative period of 2012, primarily due to lower pulp sales volumes and a weaker U.S. dollar relative to the Euro. The U.S. dollar was approximately 1% weaker versus the Euro in the first half of 2013, compared to the same period of 2012.

Energy revenues decreased by approximately 10% in the first half of 2013 to €13.1 million from €14.5 million in the same period last year, primarily as a result of lower pulp production at our Celgar mill.

Average list prices for NBSK pulp in Europe were approximately $844 (€643) per ADMT in the first half of 2013, compared to $837 (€645) per ADMT in the same period last year. In the first half of 2013, average pulp sales realizations for the Restricted Group decreased by approximately 2% to €512 per ADMT from €520 per ADMT in the same period last year due to the impact of a weaker U.S. dollar compared to the Euro.

FORM 10-Q

QUARTERLY REPORT - PAGE 41

Pulp production for the Restricted Group decreased by approximately 4% to 397,692 ADMTs in the first half of 2013 from 412,713 ADMTs in the same period of 2012, primarily due to decreased pulp production at our Celgar mill. We had 15 days of maintenance downtime at our Celgar mill in the first half of 2013, which, together with a slower startup, resulted in a loss of approximately 30,300 ADMTs of NBSK pulp production.

Pulp sales volumes of the Restricted Group decreased by approximately 2% to 401,771 ADMTs in the first half of 2013 from 409,992 ADMTs in the comparative period of 2012, primarily due to lower sales to the United States.

Costs and expenses for the Restricted Group in the first half of 2013 marginally increased to €220.9 million from €220.5 million in the comparative period of 2012.

In the first half of 2013, operating depreciation and amortization for the Restricted Group was €16.4 million, compared to €15.4 million in the same period last year. Selling, general and administrative expenses for the Restricted Group were €11.4 million, compared to €11.9 million in the same period of 2012.

Transportation costs for the Restricted Group decreased to €23.9 million in the first half of 2013 from €25.6 million in the same period last year primarily due to lower pulp sales volumes.

Overall, per unit fiber costs of the Restricted Group in the first half of 2013 were flat, compared to the same period in 2012. During the first half of 2013, fiber costs at our Rosenthal mill were higher than the comparative period in 2012. Increased demand from the European pellet and board producers and sawmills, reduced wood supply because of extreme winter weather conditions and lower availability of trucking transportation kept fiber prices at relatively high levels in the current period. Fiber costs at our Celgar mill decreased as a result of increased sawmill activity in the region. Going forward this year, we currently expect fiber costs at our Rosenthal mill to marginally increase before stabilizing, whereas we expect fiber costs at our Celgar mill to continue to decrease moderately.

In the first half of 2013, the Restricted Group reported an operating loss of €2.0 million, compared to operating income of €7.6 million in the first half of 2012, primarily due to the combined effect of the Celgar mill’s maintenance shutdown, lower pulp sales volumes and the weaker U.S. dollar relative to the Euro.

Interest expense for the Restricted Group remained stable at €11.7 million in the first half of 2013 and 2012, respectively.

In the first half of 2013, the Restricted Group also recorded a loss on derivative instruments of approximately €0.8 million related to two fixed price pulp swap contracts entered into in the fourth quarter of 2012, compared to a derivative gain of €1.6 million in the same period of last year.

During the first half of 2013, the Restricted Group recorded €1.6 million of income tax expense, compared to €2.1 million in the same period last year.

The Restricted Group reported a net loss for the first half of 2013 of €13.0 million, compared to a net loss of €2.9 million in the same period last year.

FORM 10-Q

QUARTERLY REPORT - PAGE 42

In the first half of 2013, the Restricted Group reported Operating EBITDA of €14.6 million, compared to Operating EBITDA of €23.2 million in the comparative period of 2012. Operating EBITDA is defined as operating income (loss) plus depreciation and amortization and non-recurring capital asset impairment charges. Operating EBITDA has significant limitations as an analytical tool, and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. See the discussion of our consolidated results for the three months ended June 30, 2013 for additional information relating to such limitations of Operating EBITDA.

The following table provides a reconciliation of net loss to operating income (loss) and Operating EBITDA for the Restricted Group for the periods indicated:

	Six Months Ended June 30,
	2013	2012
	(in thousands)
Restricted Group(1)
Net loss	€(12,964)	€(2,885)
Income tax provision (benefit)	1,627	2,113
Interest expense	11,746	11,744
Loss (gain) on derivative instruments	767	(1,619)
Other expense (income)	(3,155)	(1,740)

Operating income (loss)	(1,979)	7,613
Add: Depreciation and amortization	16,578	15,573

Operating EBITDA	€14,599	€23,186

(1)	See Note 12 of the interim consolidated financial statements included elsewhere herein for a reconciliation to our consolidated results.

Liquidity and Capital Resources of the Restricted Group

The following table is a summary of selected financial information for the Restricted Group at the dates indicated:

	As at June 30,	As at December 31,
	2013	2012
	(in thousands)
Restricted Group Financial Position(1)
Cash and cash equivalents	€69,467	€36,714
Working capital	142,029	132,130
Total assets	643,324	644,119
Long-term liabilities	279,788	260,185
Total equity	312,164	335,353

(1)	See Note 12 of the interim consolidated financial statements included elsewhere herein for a reconciliation to our consolidated results.

At June 30, 2013, cash and cash equivalents for the Restricted Group increased to €69.5 million from €36.7 million at the end of 2012.

On July 22, 2013, we completed our registered public offering of $50.0 million aggregate principal amount of additional Senior Notes at an issue price of 104.5% plus accrued interest from June 1, 2013. We used the proceeds to repay the revolving credit facilities of our Rosenthal and Celgar mills and for general corporate purposes.

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

Generally, forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “seeks”, “estimates”, or words of similar meaning, or future or conditional verbs, such as “will”, “should”, “could”, or “may”, although not all forward-looking statements contain these identifying words. Forward-looking statements are based on expectations, forecasts and assumptions by our management and involve a number of risks, uncertainties and other factors, many of which are beyond our control, that could cause actual conditions, events or results to differ significantly from those described in the forward-looking statements. These factors include, but are not limited to, the following:

•	the highly cyclical nature of our business;

•	our level of indebtedness could negatively impact our financial condition and results of operations;

•	any noncompliance with the financial ratios in our credit facilities and the outcome of negotiations with lenders in respect thereof;

FORM 10-Q

QUARTERLY REPORT - PAGE 44

•	we may not be able to obtain a waiver of the Ratios or a satisfactory amendment to the Stendal Facilities;

•	a weakening of the global economy could adversely affect our business and financial results and have a material adverse effect on our liquidity and capital resources;

•	cyclical fluctuations in the price and supply of our raw materials could adversely affect our business;

•	we operate in highly competitive markets;

•	we are exposed to currency exchange rate and interest rate fluctuations;

•	we use derivatives to manage certain risks which has caused significant fluctuations in our operating results;

•	we are subject to extensive environmental regulation and we could have environmental liabilities at our facilities;

•	our business is subject to risks associated with climate change and social government responses thereto;

•	our operations require substantial capital and we may be unable to maintain adequate capital resources to provide for such requirements;

•	future acquisitions may result in additional risks and uncertainties in our business;

•

changes in credit ratings issued by nationally recognized statistical rating organizations could adversely affect our cost of financing and have an adverse effect on the market price of our securities;

•	Project Blue Mill might not generate the results we expect;

•	the actual timing, costs and benefits of the Celgar workforce reduction may differ from those currently expected;

•	we are subject to risks related to our employees;

•	we rely on German federal and state government grants and guarantees and participate in European statutory programs;

•	we are dependent on key personnel;

•	we may experience material disruptions to our production (including as a result of, among other things, planned and unplanned maintenance shutdowns);

•	if our long-lived assets become impaired, we may be required to record non-cash impairment that could have a material impact on our results of operations;

•	we may incur losses as a result of unforeseen or catastrophic events, including the emergence of a pandemic, terrorist attacks or natural disasters;

•	our insurance coverage may not be adequate;

•	we rely on third parties for transportation services; and

•	the price of our common stock may be volatile.

FORM 10-Q

QUARTERLY REPORT - PAGE 45

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

Demand for pulp has historically been determined primarily by general global macro-economic conditions and has been closely tied to overall business activity. From 2006 to mid-2008, pulp prices steadily improved. However, the global economic crisis in the latter half of 2008 resulted in a sharp decline of pulp prices from a high of $900 per ADMT to $635 per ADMT at the end of 2008. Pulp prices began to increase in the second half of 2009 and continued to increase to record levels through June of 2010, before declining slightly in the fourth quarter of 2010. Pulp prices again rebounded to record levels in the first half of 2011 but declined sharply in the latter part of the year, primarily due to economic uncertainty in Europe and credit tightening in China. Economic uncertainty in Europe and China, respectively, impacted both demand and prices. In 2012, list prices were on average approximately 15% lower than 2011. Pulp prices marginally increased during the first half of 2013, and as at June 30, 2013, list prices for NBSK pulp were approximately $860 per ADMT in Europe, $950 per ADMT in North America and $690 per ADMT in China.

FORM 10-Q

QUARTERLY REPORT - PAGE 46

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

During the six months ended June 30, 2013, we recorded an unrealized gain of approximately €10.9 million on our outstanding interest rate derivative, compared to €0.6 million in the same period of 2012.

In May 2012, we entered into a fixed price pulp swap contract with a bank. Under the contract, 5,000 metric tonnes, referred to as “MTs”, of pulp per month is fixed at a price of $915 per MT for each month between May and December 2012. The contract expired in December 2012.

In November 2012, we entered into two fixed price pulp swap contracts with a bank. Under the terms of these contracts, 3,000 MTs of pulp per month is fixed at prices which range from $880 to $890 per MT. These contracts expire in December 2013.

We recorded a loss of approximately €0.8 million related to these swap contracts in the six months ended June 30, 2013 and a gain of €1.6 million in the six months ended June 30, 2012.

We are also subject to some energy price risk, primarily for the natural gas and the electricity that our operations purchase.

FORM 10-Q

QUARTERLY REPORT - PAGE 48

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, referred to as the “Exchange Act”), as of the end of the period covered by this report. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act.

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

As of June 30, 2013, there have been no material changes to the factors disclosed in Item 1A. Risk Factors in our latest annual report on Form 10-K for the fiscal year ended December 31, 2012 except with respect to the risk factors set forth below.

The agreements governing our indebtedness contain significant restrictions that limit our operating and financial flexibility.

The indenture governing our Senior Notes and our credit facilities contain covenants that, among other things, limit our ability to:

•	incur additional indebtedness and issue preferred stock;

•	pay dividends and make distributions;

•	repurchase stock or repay subordinated indebtedness;

•	make certain investments;

•	transfer, sell or make certain dispositions of assets or engage in sale and leaseback transactions;

•	incur liens;

•	enter into transactions with affiliates;

•	create dividend or other payment restrictions affecting restricted subsidiaries; and

•	merge, consolidate, amalgamate or sell all or substantially all of our assets to another person.

In addition, our credit facilities require us to maintain specified financial ratios, and we may be unable to meet such ratios. All of these restrictions may limit our ability to execute our business strategy. Moreover, if operating results fall below current levels, we may be unable to comply with these covenants. If that occurs, our lenders could accelerate our indebtedness, in which case we may not be able to repay all of our indebtedness.

FORM 10-Q

QUARTERLY REPORT - PAGE 50

The actual timing, costs and benefits of the Celgar mill workforce reduction may differ from those currently expected.

On July 9, 2013, we announced that our Celgar mill intends to undertake a workforce reduction designed to, among other things, reduce the mill’s fixed costs and improve its competitiveness. The Celgar workforce reduction initiative is subject to various risks, which could result in the actual timing, costs and benefits of the initiative differing from those currently anticipated. These risks and uncertainties include, among others that: we may not be able to implement the planned reduction in the timeframe currently planned; our costs related to such reduction may be higher than currently estimated; and unanticipated disruptions to the Celgar mill’s operations may result in additional costs being incurred, anticipated benefits not being realized and may adversely impact the mill’s operations.

ITEM 2.	UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

None.

FORM 10-Q

QUARTERLY REPORT - PAGE 51

ITEM 6.	EXHIBITS

Exhibit No.	Description

10.1	Second Amended and Restated Credit Agreement, dated as of May 2, 2013, by and among Zellstoff Celgar Limited partnership, as Borrower, the Lenders from time to time parties thereto, as Lenders, and Canadian Imperial Bank of Commerce, as agent (included as Exhibit 10.1 of the Current Report on Form 8-K filed May 8, 2013 and incorporated by reference herein)

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1*	Section 906 Certification of Chief Executive Officer

32.2*	Section 906 Certification of Chief Financial Officer

101	The following financial statements from the Company’s Form 10-Q for the fiscal quarter ended June 30, 2013, formatted in XBRL: (i) Interim Consolidated Balance Sheets; (ii) Interim Consolidated Statements of Operations; (iii) Interim Consolidated Statements of Retained Earnings; (iv) Interim Consolidated Statements of Comprehensive Income; (v) Interim Consolidated Statements of Cash Flows; and (vi) Notes to Interim Consolidated Financial Statements.

*	In accordance with Release 33-8212 of the Commission, these Certifications: (i) are “furnished” to the Commission and are not “filed” for the purposes of liability under the Securities Exchange Act of 1934, as amended; and (ii) are not to be subject to automatic incorporation by reference into any of the Company’s registration statements filed under the Securities Act of 1933, as amended, for the purposes of liability thereunder or any offering memorandum, unless the Company specifically incorporates them by reference therein.

FORM 10-Q

QUARTERLY REPORT - PAGE 52

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERCER INTERNATIONAL INC.

By:	/s/ David M. Gandossi
David M. Gandossi
Secretary and Chief Financial Officer

Date: August 2, 2013

FORM 10-Q

QUARTERLY REPORT - PAGE 53