Form 10-Q
period 2013-09-30
MERCER INTERNATIONAL INC.
filed 2013-11-01
CIK 1333274

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

The Registrant had 55,853,704 shares of common stock outstanding as at October 31, 2013.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MERCER INTERNATIONAL INC.

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013

(Unaudited)

FORM 10-Q

QUARTERLY REPORT - PAGE 2

MERCER INTERNATIONAL INC.

INTERIM CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands of Euros)

	September 30,	December 31,
	2013	2012
ASSETS
Current assets
Cash and cash equivalents	€134,168	€104,239
Receivables	97,303	110,087
Inventories (Note 2)	122,604	118,300
Prepaid expenses and other	12,395	7,907
Deferred income tax	4,235	4,465

Total current assets	370,705	344,998

Long-term assets
Property, plant and equipment	777,415	808,878
Deferred note issuance and other	14,138	12,162
Deferred income tax	14,226	17,565

	805,779	838,605

Total assets	€1,176,484	€1,183,603

LIABILITIES
Current liabilities
Accounts payable and other	€103,155	€89,950
Pension and other post-retirement benefit obligations (Note 4)	767	813
Debt (Note 3)	43,802	45,662

Total current liabilities	147,724	136,425

Long-term liabilities
Debt (Note 3)	676,447	665,741
Unrealized interest rate derivative losses (Note 10)	36,759	50,678
Pension and other post-retirement benefit obligations (Note 4)	30,737	32,141
Capital leases and other	14,505	13,936
Deferred income tax	7,639	5,757

	766,087	768,253

Total liabilities	913,811	904,678

EQUITY
Shareholders’ equity
Share capital (Note 5)	248,923	248,371
Paid-in capital	(10,425)	(3,547)
Retained earnings	13,244	25,800
Accumulated other comprehensive income	18,630	25,181

Total shareholders’ equity	270,372	295,805

Noncontrolling interest (deficit) (Note 9)	(7,699)	(16,880)

Total equity	262,673	278,925

Total liabilities and equity	€1,176,484	€1,183,603

Commitments and contingencies (Note 12)

The accompanying notes are an integral part of these interim consolidated financial statements.

FORM 10-Q

QUARTERLY REPORT - PAGE 3

MERCER INTERNATIONAL INC.

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands of Euros, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenues
Pulp	€186,100	€205,122	€559,879	€590,597
Energy and chemicals	17,021	18,153	51,660	55,098

	203,121	223,275	611,539	645,695
Costs and expenses
Operating costs	166,054	191,083	518,032	531,470
Operating depreciation and amortization	14,632	14,972	44,107	43,784

	22,435	17,220	49,400	70,441
Selling, general and administrative expenses	9,437	10,006	27,695	28,688
Restructuring expenses (Note 8)	2,926	—	2,926	—

Operating income (loss)	10,072	7,214	18,779	41,753

Other income (expense)
Interest expense	(13,018)	(14,084)	(39,305)	(42,080)
Gain (loss) on derivative instruments (Note 10)	1,978	(883)	12,091	1,336
Other income (expense)	172	517	108	(261)

Total other income (expense)	(10,868)	(14,450)	(27,106)	(41,005)

Income (loss) before income taxes	(796)	(7,236)	(8,327)	748
Income tax benefit (provision)
Current	(1,057)	(870)	2,022	(7,207)
Deferred	115	(1,040)	(4,456)	2,300

Net income (loss)	(1,738)	(9,146)	(10,761)	(4,159)
Less: net income attributable to noncontrolling interest	(482)	(566)	(1,795)	(2,865)

Net income (loss) attributable to common shareholders	€(2,220)	€(9,712)	€(12,556)	€(7,024)

Net income (loss) per share attributable to common shareholders (Note 7)
Basic and diluted	€(0.04)	€(0.17)	€(0.23)	€(0.13)

The accompanying notes are an integral part of these interim consolidated financial statements.

FORM 10-Q

QUARTERLY REPORT - PAGE 4

MERCER INTERNATIONAL INC.

INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands of Euros)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net income (loss)	€(1,738)	€(9,146)	€(10,761)	€(4,159)
Other comprehensive income (loss), net of taxes
Foreign currency translation adjustments (net of tax effects of (€843), (€328), (€554), €197)	3,778	7,582	(7,453)	8,395
Change in unrecognized losses and prior service costs related to defined benefit plans (net of tax effects of €nil in all periods)	268	(327)	920	(663)
Unrealized gains (losses) on marketable securities, arising during the period (net of tax effects of €nil in all periods)	(1)	35	(18)	37

Other comprehensive income (loss), net of taxes	4,045	7,290	(6,551)	7,769

Total comprehensive income (loss)	2,307	(1,856)	(17,312)	3,610
Comprehensive income attributable to noncontrolling interest	(482)	(566)	(1,795)	(2,865)

Comprehensive income (loss) attributable to common shareholders	€1,825	€(2,422)	€(19,107)	€745

INTERIM CONSOLIDATED STATEMENTS OF RETAINED EARNINGS

(Unaudited)

(In thousands of Euros)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net income (loss) attributable to common shareholders	€(2,220)	€(9,712)	€(12,556)	€(7,024)
Retained earnings, beginning of period	15,464	40,673	25,800	37,985

Retained earnings, end of period	€13,244	€30,961	€13,244	€30,961

The accompanying notes are an integral part of these interim consolidated financial statements.

FORM 10-Q

QUARTERLY REPORT - PAGE 5

MERCER INTERNATIONAL INC.

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands of Euros)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Cash flows from (used in) operating activities
Net income (loss)	€(1,738)	€(9,146)	€(10,761)	€(4,159)
Adjustments to reconcile net income (loss) to cash flows from operating activities
Unrealized loss (gain) on derivative instruments	(2,398)	883	(12,774)	(1,336)
Depreciation and amortization	14,694	15,054	44,298	43,992
Deferred income taxes	(115)	1,040	4,456	(2,300)
Stock compensation expense	621	891	1,194	1,753
Pension and other post-retirement expense, net of funding	124	(73)	457	(128)
Other	461	1,412	2,614	2,278
Changes in working capital
Receivables	(696)	(14,122)	11,349	901
Inventories	(15,248)	5,834	(7,355)	9,276
Accounts payable and accrued expenses	9,061	9,692	18,088	13,146
Other	77	(2,239)	(6,413)	(901)

Net cash from (used in) operating activities	4,843	9,226	45,153	62,522

Cash flows from (used in) investing activities
Purchase of property, plant and equipment	(6,991)	(9,152)	(29,368)	(27,455)
Proceeds on sale of property, plant and equipment	233	48	248	387
Proceeds on maturity of marketable securities	—	10,213	—	12,221

Net cash from (used in) investing activities	(6,758)	1,109	(29,120)	(14,847)

Cash flows from (used in) financing activities
Repayment of debt and purchase of notes	(22,174)	(15,544)	(42,719)	(27,254)
Proceeds from issuance of notes and borrowings of debt	39,607	—	56,607	—
Repayment of capital lease obligations	(396)	(508)	(1,497)	(1,567)
Proceeds from (repayment of) credit facilities, net	(12,226)	—	728	—
Payment of note issuance costs	(1,794)	—	(1,794)	(1,621)
Proceeds from government grants	—	778	4,147	3,100

Net cash from (used in) financing activities	3,017	(15,274)	15,472	(27,342)

Effect of exchange rate changes on cash and cash equivalents	(1,367)	221	(1,576)	764

Net increase (decrease) in cash and cash equivalents	(265)	(4,718)	29,929	21,097
Cash and cash equivalents, beginning of period	134,433	130,887	104,239	105,072

Cash and cash equivalents, end of period	€134,168	€126,169	€134,168	€126,169

The accompanying notes are an integral part of these interim consolidated financial statements.

FORM 10-Q

QUARTERLY REPORT - PAGE 6

MERCER INTERNATIONAL INC.

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Unaudited)

(In thousands of Euros)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Supplemental disclosure of cash flow information
Cash paid during the period for
Interest	€2,370	€3,820	€26,833	€30,086
Income taxes	€1,972	€370	€3,500	€3,389
Supplemental schedule of non-cash investing and financing activities
Acquisition of production and other equipment under capital lease obligations	€803	€(186)	€1,218	€588
Increase (decrease) in accounts payable and accrued purchases for property, plant and equipment	€(1,418)	€1,472	€(3,860)	€3,375
Increase (decrease) in receivables of government grants for long-term assets	€—	€(200)	€—	€(2,533)

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

The interim consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). The year-end Consolidated Balance Sheet data was derived from audited financial statements. The footnote disclosure included herein has been prepared in accordance with accounting principles generally accepted for interim financial statements in the United States (“GAAP”). The interim consolidated financial statements should be read together with the audited consolidated financial statements and accompanying notes included in the Company’s latest annual report on Form 10-K for the fiscal year ended December 31, 2012. In the opinion of the Company, the unaudited interim consolidated financial statements contained herein contain all adjustments necessary for a fair statement of the results of the interim periods included. The results for the periods included herein may not be indicative of the results for the entire year.

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

Note 2. Inventories

	September 30,	December 31,
	2013	2012
Raw materials	€47,769	€46,028
Finished goods	36,991	38,169
Spare parts and other	37,844	34,103

	€122,604	€118,300

FORM 10-Q

QUARTERLY REPORT - PAGE 8

MERCER INTERNATIONAL INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of Euros, except per share data)

Note 3. Debt

Debt consists of the following:

	September 30,	December 31,
	2013	2012
Note payable to bank, included in a total loan credit facility of €827,950 to finance the construction related to the Stendal mill (a)	€412,907	€452,907
Senior notes, interest at 9.50% accrued and payable semi-annually, unsecured (b)	248,642	215,670
Credit agreement with a lender with respect to a revolving credit facility of C$40.0 million (c)	5,029	4,574
Term bank facility for a project at the Stendal mill of €17,000 (d)	15,370	—
Loans payable to the noncontrolling shareholder of the Stendal mill (e)	37,757	36,620
Investment loan agreement with a lender with respect to a project at the Rosenthal mill of €4,351 (f)	544	1,632
Credit agreement with a bank with respect to a revolving credit facility of €25,000 (g)	—	—
Credit agreement with a bank with respect to a revolving credit facility of €5,000 (h)	—	—

	720,249	711,403
Less: current portion	(43,802)	(45,662)

Debt, less current portion	€676,447	€665,741

As of September 30, 2013, the maturities of debt are as follows:

Matures	Amount
2013	€—
2014	43,802
2015	47,584
2016	52,613
2017	576,250
Thereafter	—

€720,249

Certain of the Company’s debt instruments were issued under an indenture which, among other things, restricts its ability and the ability of its restricted subsidiaries to make certain payments. These limitations are subject to specific exceptions. As at September 30, 2013, the Company was in compliance with the terms of the indenture.

FORM 10-Q

QUARTERLY REPORT - PAGE 9

MERCER INTERNATIONAL INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of Euros, except per share data)

Note 3. Debt (continued)

(a)	Note payable to bank, included in a total loan facility of €827,950 to finance the construction related to the Stendal mill (“Stendal Loan Facility”), interest at rates varying from Euribor plus 0.90% to Euribor plus 1.80% (rates on amounts of borrowing at September 30, 2013 range from 1.39% to 2.14%), principal due in required installments beginning September 30, 2006 until September 30, 2017, collateralized by the gross assets of the Stendal mill, with 48% and 32% guaranteed by the Federal Republic of Germany and the State of Saxony-Anhalt, respectively, of up to €352,907 of outstanding principal, subject to a debt service reserve account (“DSRA”) for purposes of paying amounts due in the following 12 months under the terms of the Stendal Loan Facility; payment of dividends is only permitted if certain cash flow requirements are met. See Note 10 – Derivative Transactions for a discussion of the Company’s variable-to-fixed interest rate swap that was put in place to effectively fix the interest rate on the Stendal Loan Facility.

On March 13, 2009, the Company finalized an agreement with its lenders to amend its Stendal Loan Facility. The amendment deferred approximately €164,000 of scheduled principal payments until the maturity date, September 30, 2017. The amendment also provided for a 100% cash sweep, referred to as the “Cash Sweep”, of any cash, in excess of a €15,000 working capital reserve, the Guarantee Amount, as discussed in Note 12(a) – Commitments and Contingencies, and other amounts as contemplated in the amendment, held by Stendal which will be used first to fund the DSRA to a level sufficient to service the amounts due and payable under the Stendal Loan Facility during the then following 12 months, which means the DSRA is “Fully Funded”, and second to prepay the deferred principal amounts. As at September 30, 2013, the DSRA balance was €32,996 and was not Fully Funded.

On September 30, 2013, the Company amended the terms of the Stendal Loan Facility and Project Blue Mill facility (the “Facilities”) (Note 3(d)). The amendment included waiving compliance with the annual debt service cover ratio and the senior debt cover ratio under the Facilities until and including December 31, 2013; amending the senior debt cover ratio so that it now deducts the DSRA and other specified cash above a stipulated threshold in the calculation of senior debt; providing that a failure to satisfy the annual debt service cover ratio under the Facilities would only be an event of default when amounts in the DSRA plus certain cash reserves are below a specified threshold; and revising the calculation of amounts required to cure a senior debt cover ratio default. Pursuant to the amended agreement the Company made a capital investment of $20.0 million in Stendal. See Note 9 – Noncontrolling Interest for details of the investment.

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

In June 2012, the Company’s Board of Directors authorized the purchase of up to €50,000 in aggregate principal amount of the Company’s Senior Notes from time to time, over a period ended June 2013. During the six month period ended June 30, 2013, the Company did not purchase any of its outstanding Senior Notes. During the twelve month period ended December 31, 2012, the Company purchased $2.0 million of its outstanding Senior Notes.

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

(c)	Credit agreement with respect to a revolving credit facility of up to C$40.0 million for the Celgar mill. The credit facility matures May 2016. Borrowings under the credit facility are collateralized by the mill’s inventory and receivables and are restricted by a borrowing base calculated on the mill’s inventory and receivables. Canadian dollar denominated amounts bear interest at bankers acceptance plus 1.75% or Canadian prime plus 0.25%. U.S. dollar denominated amounts bear interest at LIBOR plus 1.75% or U.S. base plus 0.25%. As at September 30, 2013, this facility was accruing interest at a rate of approximately 2.97%, C$7.0 million of this facility was drawn, C$1.7 million of this facility was supporting letters of credit and approximately C$21.4 million was available.

(d)	A €17,000 amortizing term facility to partially finance a project, referred to as “Project Blue Mill”, which is expected to increase the Stendal mill’s annual pulp production capacity by 30,000 air-dried metric tonnes and includes the installation of an additional 40 megawatt steam turbine. The facility, 80% of which is guaranteed by the State of Saxony-Anhalt, bears interest at a rate of Euribor plus 3.5% per annum. The interest period for the facility, at the choice of the Company, will be of one, three or six months duration and interest is paid on the last day of the interest period selected. The facility, together with accrued interest, is scheduled to mature in September 2017. The facility will be repaid semi-annually, commencing September 30, 2013, is collateralized by the gross assets of the Stendal mill, and will be non-recourse to the Company. As at September 30, 2013, the facility was accruing interest at a rate of approximately 3.84%.

As part of this term facility, the Company was required to open an investment account with the lender for the purpose of managing project costs and is required to deposit all funding associated with Project Blue Mill in this account. As at September 30, 2013, the balance in the investment account was €1,339.

(e)	Loans of €26,760 payable by the Stendal mill to its noncontrolling shareholder bear interest at a rate of 1.00% per annum and are due in 2017, provided that the Project Blue Mill facility (Note 3(d)) and the Stendal Loan Facility (Note 3(a)) have been fully repaid on such date. The loans are unsecured, subordinated to all liabilities of the Stendal mill, non-recourse to the Company and its restricted subsidiaries. One of the loans, which has a principal amount of €440, may be repaid prior to October 1, 2017 if the DSRA has been Fully Funded for the first time and this loan is subordinated to all liabilities of the Stendal mill only until such time as the DSRA is Fully Funded for the first time.

As at September 30, 2013, accrued interest on these loans was €10,997. As at December 31, 2012, accrued interest on these loans was €9,860.

(f)	A four-year amortizing investment loan agreement with a lender relating to the wash press project at the Rosenthal mill with a total facility of €4,351 bearing interest at the rate of Euribor plus 2.75% that matures February 2014. Borrowings under this agreement are secured by the wash press equipment. As at September 30, 2013, the balance outstanding was €544 and was accruing interest at a rate of 3.09%.

(g)	A €25,000 working capital facility at the Rosenthal mill that matures in October 2016. Borrowings under the facility are collateralized by the mill’s inventory and receivables and bear interest at Euribor plus 3.50%. As at September 30, 2013, approximately €600 of this facility was supporting bank guarantees leaving approximately €24,400 available.

(h)	A €5,000 facility at the Rosenthal mill that matures in December 2015. Borrowings under this facility bear interest at the rate of the three-month Euribor plus 3.50% and are secured by certain land at the Rosenthal mill. As at September 30, 2013, approximately €1,100 of this facility was supporting bank guarantees leaving approximately €3,900 available.

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

Pension benefits are based on employees’ earnings and years of service. The Celgar Plans are funded by contributions from the Company based on actuarial estimates and statutory requirements. Pension contributions during the three and nine month periods ended September 30, 2013 totaled €471 and €1,373, respectively (2012 – €481 and €1,493).

Effective December 31, 2008, the defined benefit plan was closed to new members. In addition, the defined benefit service accrual ceased on December 31, 2008, and members began to receive pension benefits, at a fixed contractual rate, under a new defined contribution plan effective January 1, 2009. During the three and nine month periods ended September 30, 2013, the Company made contributions of €148 and €439, respectively (2012 – €142 and €462) to this plan.

Information about the Celgar Plans, in aggregate for the three and nine month periods ended September 30, 2013 and September 30, 2012 is as follows:

	Three Months ended September 30,
	2013		2012
	Pension Benefits	Post- Retirement Benefits	Pension Benefits	Post- Retirement Benefits
Service cost	€25	€141	€29	€145
Interest cost	344	208	393	226
Expected return on plan assets	(399)	—	(421)	—
Recognized net loss	269	22	291	1

Net periodic benefit cost	€239	€371	€292	€372

	Nine Months ended September 30,
	2013		2012
	Pension Benefits	Post- Retirement Benefits	Pension Benefits	Post- Retirement Benefits
Service cost	€78	€432	€84	€423
Interest cost	1,052	635	1,144	657
Expected return on plan assets	(1,222)	—	(1,228)	—
Recognized net loss	824	67	848	4

Net periodic benefit cost	€732	€1,134	€848	€1,084

The Company participates in a multiemployer plan for hourly-paid employees at the Celgar mill. The contributions to this plan are determined based on an amount per hour worked pursuant to a collective bargaining agreement. The Company has no current or future contribution obligations in excess of the contractual contributions. During the three and nine month periods ended September 30, 2013, the Company made contributions of €369 and €1,130, respectively (2012 – €632 and €1,572) to this plan.

FORM 10-Q

QUARTERLY REPORT - PAGE 12

MERCER INTERNATIONAL INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of Euros, except per share data)

Note 5. Share Capital

Common shares

The Company has authorized 200,000,000 common shares with a par value of $1 per share.

As at September 30, 2013, the Company had 55,853,704 common shares issued and outstanding. As at December 31, 2012, the Company had 55,815,704 common shares issued and outstanding. During the nine months ended September 30, 2013, the Company issued 38,000 restricted shares to directors of the Company.

Preferred shares

The Company has authorized 50,000,000 preferred shares with $1 par value issuable in series, of which 2,000,000 shares have been designated as Series A. The preferred shares may be issued in one or more series and with such designations and preferences for each series as shall be stated in the resolutions providing for the designation and issue of each such series adopted by the Board of Directors of the Company. The Board of Directors is authorized by the Company’s articles of incorporation to determine the voting, dividend, redemption and liquidation preferences pertaining to each such series. As at September 30, 2013, no preferred shares had been issued by the Company.

Note 6. Stock-Based Compensation

The Company has a stock incentive plan (the “2010 Plan”) which provides for options, restricted stock rights, restricted shares, performance shares, performance share units (“PSUs”) and stock appreciation rights to be awarded to employees, consultants and non-employee directors. As at September 30, 2013, after factoring in all allocated shares, there remain approximately 1.1 million common shares available for grant pursuant to the 2010 Plan.

During the nine month period ended September 30, 2013 there were no changes to the issued and outstanding restricted stock rights, performance shares, or stock appreciation rights. In September 2013, 100,000 options expired leaving 75,000 outstanding as at September 30, 2013.

The following table summarizes PSU activity during the period:

Number of PSUs
Outstanding at January 1, 2012	795,312
Granted	55,478
Forfeited	(64,661)

Outstanding at December 31, 2012	786,129
Granted	35,810

Outstanding at September 30, 2013	821,939

The following table summarizes restricted share activity during the period:

Number of
Restricted Shares
Outstanding at January 1, 2012	238,000
Granted	36,500
Vested	(78,000)

Outstanding at December 31, 2012	196,500
Granted	38,000
Vested	(76,500)

Outstanding at September 30, 2013	158,000

FORM 10-Q

QUARTERLY REPORT - PAGE 13

MERCER INTERNATIONAL INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of Euros, except per share data)

Note 7. Net Income (Loss) Per Share Attributable to Common Shareholders

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net income (loss) attributable to common shareholders:
Basic and diluted	€(2,220)	€(9,712)	€(12,556)	€(7,024)

Net income (loss) per share attributable to common shareholders:
Basic and diluted	€(0.04)	€(0.17)	€(0.23)	€(0.13)

Weighted average number of common shares outstanding:
Basic and diluted (1)	55,695,704	55,619,204	55,666,470	55,589,226

(1)	The weighted average number of shares excludes 158,000 restricted shares which have been issued, but have not vested as at September 30, 2013 (2012 – 196,500 restricted shares).

The calculation of diluted net income (loss) per share attributable to common shareholders does not assume the exercise of any instruments that would have an anti-dilutive effect on net income (loss) per share. The following table summarizes the instruments excluded from the calculation of net income (loss) per share attributable to common shareholders because they were anti-dilutive.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
PSUs	821,939	767,979	821,939	767,979
Restricted shares	158,000	196,500	158,000	196,500
Stock options	75,000	175,000	75,000	175,000

Note 8. Restructuring Expenses

In July 2013, the Company announced a workforce reduction at the Celgar mill. The planned reduction will affect both hourly and salaried employees and will reduce the workforce by approximately 85 employees over the next five years, with the majority of employees to be affected over the next nine months. In connection with implementing this workforce reduction, the Company currently estimates that it will incur pre-tax charges in the range of approximately €4,400 to €5,900 for severance and other personnel expenses, such as termination benefits, which are expected to occur primarily over the 12-month period commencing with the third quarter of 2013. During the three months ended September 30, 2013, the Company recorded restructuring expenses of €2,926 and as at September 30, 2013, the Company had a liability of €2,545 in accounts payable and other.

FORM 10-Q

QUARTERLY REPORT - PAGE 14

MERCER INTERNATIONAL INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of Euros, except per share data)

Note 9. Noncontrolling Interest

The following table provides a reconciliation of the carrying amount of deficit attributable to the noncontrolling shareholders interest in the Stendal mill:

Balance at January 1, 2012	€18,574
Net income	(1,694)

Balance at December 31, 2012	16,880
Net income	(1,795)
Capital contribution	(7,386)

Balance at September 30, 2013	€7,699

In September 2013, the Company made a $20.0 million (€14,809) capital investment in the Stendal mill, resulting in an 8.1% increase in the Company’s equity ownership in the mill as it went from 74.9% to 83.0%. The increase in equity ownership was accounted for as an equity transaction and as a result, the noncontrolling deficit was reduced by €7,386, and the paid-in capital, which includes legal fees associated with the transaction, was reduced by €7,478.

Note 10. Derivative Transactions

The Company is exposed to certain market risks relating to its ongoing business. The Company seeks to manage these risks through internal risk management policies as well as, from time to time, the use of derivatives. The Company currently manages its interest rate risk and a small portion of its pulp sales price risk with the use of derivative instruments. The derivatives are measured at fair value with changes in fair value immediately recognized in gain (loss) on derivative instruments in the Interim Consolidated Statement of Operations.

Derivative assets are presented in prepaid expenses and other, current derivative liabilities are presented in accounts payable and other and long-term derivative liabilities are presented in unrealized interest rate derivative losses in the Interim Consolidated Balance Sheet.

Interest Rate Derivative

During 2004, the Company entered into certain variable-to-fixed interest rate swaps in connection with the Stendal mill with respect to an aggregate maximum amount of approximately €612,600 of the principal amount of the indebtedness under the Stendal Loan Facility. Under the remaining interest rate swap, the Company pays a fixed rate and receives a floating rate with the interest payments being calculated on a notional amount. As at September 30, 2013, the contract has an aggregate notional amount of €332,684 at a fixed interest rate of 5.28% and it matures in October 2017 (which for the most part matches the maturity of the Stendal Loan Facility).

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

MERCER INTERNATIONAL INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of Euros, except per share data)

Note 10. Derivative Transactions (continued)

The following table shows the derivative gains and losses by instrument type as they are recognized in gain (loss) on derivative instruments in the Interim Consolidated Statement of Operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Interest rate derivative contract	€3,038	€(1,236)	€13,918	€(636)
Pulp price derivative contracts	(1,060)	353	(1,827)	1,972

	€1,978	€(883)	€12,091	€1,336

Note 11. Financial Instruments

The fair value of financial instruments is summarized as follows:

	September 30, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	€134,168	€134,168	€104,239	€104,239
Marketable securities	163	163	184	184
Receivables	97,303	97,303	110,087	110,087
Pulp price derivative contracts—asset	—	—	745	745
Accounts payable and other—excluding derivatives	102,767	102,767	89,950	89,950
Pulp price derivative contracts—liability	388	388	—	—
Debt	720,249	712,490	711,403	700,001
Interest rate derivative contract—liability	36,759	36,759	50,678	50,678

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

Fair Value Measurement and Disclosure

The fair value methodologies and, as a result, the fair value of the Company’s marketable securities, debt and derivative instruments are determined based on the fair value hierarchy provided in the Fair Value Measurements and Disclosures topic of the FASB Accounting Standards Codification, and are as follows:

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

The following table presents a summary of the Company’s outstanding financial instruments and their estimated fair values under the hierarchy defined in Fair Value Measurements and Disclosures Topic of the FASB Accounting Standards Codification:

	Fair Value Measurements at September 30, 2013
Description	Level 1	Level 2	Level 3	Total
Assets
Marketable securities	€163	€—	€—	€163

Liabilities
Pulp price derivative contracts	€—	€388	€—	€388
Interest rate derivative contract	—	36,759	—	36,759
Debt	—	699,275	13,215	712,490

	€—	€736,422	€13,215	€749,637

	Fair Value Measurements at December 31, 2012
Description	Level 1	Level 2	Level 3	Total
Assets
Marketable securities	€184	€—	€—	€184
Pulp price derivative contracts	—	745	—	745

	€184	€745	€—	€929

Liabilities
Interest rate derivative contract	€—	€50,678	€—	€50,678
Debt	—	687,184	12,817	700,001

	€—	€737,862	€12,817	€750,679

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

The €10,000 was initially recognized as an increase in cash and a corresponding increase in accounts payable and other. As civil works remediation steps are agreed to with the noncontrolling shareholder an agreed to portion of the payable is reversed with the offset recorded in operating costs to offset the remediation expenditures. As at September 30, 2013, the Company had Guarantee Amount proceeds of €1,768 remaining in accounts payable and other.

(b)	The Company is involved in a property transfer tax dispute with respect to the Celgar mill and certain other legal actions and claims arising in the ordinary course of business. Celgar had previously paid the property transfer tax assessment. During the second quarter of 2013, the Company lost its Supreme Court of British Columbia appeal of the property transfer tax assessment and as a result the Company filed an application to seek leave to appeal to the British Columbia Court of Appeal. In September 2013, the leave to appeal was granted to the Company. In addition, while the outcome of any legal actions and claims cannot be predicted with certainty, it is the opinion of management that the outcome of any such claim which is pending or threatened, either individually or on a combined basis, will not have a material adverse effect on the consolidated financial condition, results of operations or liquidity of the Company.

(c)	The Company is subject to regulations that require the handling and disposal of asbestos in a prescribed manner if a property undergoes a major renovation or demolition. Otherwise, the Company is not required to remove asbestos from its facilities. Generally asbestos is found on steam and condensate piping systems as well as certain cladding on buildings and in building insulation throughout older facilities. The Company’s obligation for the proper removal and disposal of asbestos products from the Company’s mills is a conditional asset retirement obligation. As a result of the longevity of the Company’s mills, due in part to the maintenance procedures and the fact that the Company does not have plans for major changes that require the removal of asbestos, the timing of the asbestos removal is indeterminate. As a result, the Company is currently unable to reasonably estimate the fair value of its asbestos removal and disposal obligation. The Company will recognize a liability in the period in which sufficient information is available to reasonably estimate its fair value.

FORM 10-Q

QUARTERLY REPORT - PAGE 18

MERCER INTERNATIONAL INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of Euros, except per share data)

Note 13. Restricted Group Supplemental Disclosure

The terms of the indenture governing our Senior Notes require that we provide the results of operations and financial condition of Mercer International Inc. and our restricted subsidiaries under the indenture, collectively referred to as the “Restricted Group”. As at and during the three and nine months ended September 30, 2013 and 2012, the Restricted Group was comprised of Mercer International Inc., certain holding subsidiaries and our Rosenthal and Celgar mills. The Restricted Group excludes the Stendal mill.

Combined Condensed Balance Sheets

	September 30, 2013
	Restricted	Unrestricted		Consolidated
	Group	Subsidiaries	Eliminations	Group
ASSETS
Current assets
Cash and cash equivalents	€75,075	€59,093	€—	€134,168
Receivables	52,595	44,708	—	97,303
Inventories	68,731	53,873	—	122,604
Prepaid expenses and other	7,977	4,418	—	12,395
Deferred income tax	2,219	2,016	—	4,235

Total current assets	206,597	164,108	—	370,705
Long-term assets
Property, plant and equipment	318,865	458,550	—	777,415
Deferred note issuance and other	7,525	6,613	—	14,138
Deferred income tax	8,726	5,500	—	14,226
Due from unrestricted group	109,399	—	(109,399)	—

Total assets	€651,112	€634,771	€(109,399)	€1,176,484

LIABILITIES
Current liabilities
Accounts payable and other	€51,865	€51,290	€—	€103,155
Pension and other post-retirement benefit obligations	767	—	—	767
Debt	544	43,258	—	43,802

Total current liabilities	53,176	94,548	—	147,724
Long-term liabilities
Debt	253,671	422,776	—	676,447
Due to restricted group	—	109,399	(109,399)	—
Unrealized interest rate derivative losses	—	36,759	—	36,759
Pension and other post-retirement benefit obligations	30,737	—	—	30,737
Capital leases and other	6,167	8,338	—	14,505
Deferred income tax	7,639	—	—	7,639

Total liabilities	351,390	671,820	(109,399)	913,811

EQUITY
Total shareholders’ equity (deficit)	299,722	(29,350)	—	270,372
Noncontrolling interest (deficit)	—	(7,699)	—	(7,699)

Total liabilities and equity	€651,112	€634,771	€(109,399)	€1,176,484

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

MERCER INTERNATIONAL INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of Euros, except per share data)

Note 13. Restricted Group Supplemental Disclosure (continued)

Combined Condensed Statements of Operations

	Three Months Ended September 30, 2013
	Restricted	Unrestricted		Consolidated
	Group	Subsidiaries	Eliminations	Group
Revenues
Pulp	€105,794	€80,306	€—	€186,100
Energy and chemicals	5,935	11,086	—	17,021

	111,729	91,392	—	203,121
Operating costs	90,815	75,239	—	166,054
Operating depreciation and amortization	8,130	6,502	—	14,632
Selling, general and administrative expenses	5,608	3,829	—	9,437
Restructuring expenses	2,926	—	—	2,926

	107,479	85,570	—	193,049

Operating income (loss)	4,250	5,822	—	10,072

Other income (expense)
Interest expense	(6,193)	(8,472)	1,647	(13,018)
Gain (loss) on derivative instruments	(1,060)	3,038	—	1,978
Other income (expense)	1,791	28	(1,647)	172

Total other income (expense)	(5,462)	(5,406)	—	(10,868)

Income (loss) before income taxes	(1,212)	416	—	(796)
Income tax benefit (provision)	(1,087)	145	—	(942)

Net income (loss)	(2,299)	561	—	(1,738)
Less: net income attributable to noncontrolling interest	—	(482)	—	(482)

Net income (loss) attributable to common shareholders	€(2,299)	€79	€—	€(2,220)

	Three Months Ended September 30, 2012
	Restricted	Unrestricted		Consolidated
	Group	Subsidiaries	Eliminations	Group
Revenues
Pulp	€112,777	€92,345	€—	€205,122
Energy and chemicals	6,960	11,193	—	18,153

	119,737	103,538	—	223,275
Operating costs	109,815	81,268	—	191,083
Operating depreciation and amortization	8,303	6,669	—	14,972
Selling, general and administrative expenses	6,392	3,614	—	10,006

	124,510	91,551	—	216,061

Operating income (loss)	(4,773)	11,987	—	7,214

Other income (expense)
Interest expense	(6,010)	(9,473)	1,399	(14,084)
Gain (loss) on derivative instruments	353	(1,236)	—	(883)
Other income (expense)	1,665	251	(1,399)	517

Total other income (expense)	(3,992)	(10,458)	—	(14,450)

Income (loss) before income taxes	(8,765)	1,529	—	(7,236)
Income tax benefit (provision)	(1,192)	(718)	—	(1,910)

Net income (loss)	(9,957)	811	—	(9,146)
Less: net income attributable to noncontrolling interest	—	(566)	—	(566)

Net income (loss) attributable to common shareholders	€(9,957)	€245	€—	€(9,712)

FORM 10-Q

QUARTERLY REPORT - PAGE 21

MERCER INTERNATIONAL INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of Euros, except per share data)

Note 13. Restricted Group Supplemental Disclosure (continued)

Combined Condensed Statements of Operations

	Nine Months Ended September 30, 2013
	Restricted Group	Unrestricted Subsidiaries	Eliminations	Consolidated Group
Revenues
Pulp	€311,575	€248,304	€—	€559,879
Energy and chemicals	19,065	32,595	—	51,660

	330,640	280,899	—	611,539
Operating costs	283,896	234,136	—	518,032
Operating depreciation and amortization	24,579	19,528	—	44,107
Selling, general and administrative expenses	16,968	10,727	—	27,695
Restructuring expenses	2,926	—	—	2,926

	328,369	264,391	—	592,760

Operating income (loss)	2,271	16,508	—	18,779

Other income (expense)
Interest expense	(17,939)	(26,309)	4,943	(39,305)
Gain (loss) on derivative instruments	(1,827)	13,918	—	12,091
Other income (expense)	4,946	105	(4,943)	108

Total other income (expense)	(14,820)	(12,286)	—	(27,106)

Income (loss) before income taxes	(12,549)	4,222	—	(8,327)
Income tax benefit (provision)	(2,714)	280	—	(2,434)

Net income (loss)	(15,263)	4,502	—	(10,761)
Less: net income attributable to noncontrolling interest	—	(1,795)	—	(1,795)

Net income (loss) attributable to common shareholders	€(15,263)	€2,707	€—	€(12,556)

	Nine Months Ended September 30, 2012
	Restricted Group	Unrestricted Subsidiaries	Eliminations	Consolidated Group
Revenues
Pulp	€326,411	€264,186	€—	€590,597
Energy and chemicals	21,411	33,687	—	55,098

	347,822	297,873	—	645,695
Operating costs	302,913	228,557	—	531,470
Operating depreciation and amortization	23,750	20,034	—	43,784
Selling, general and administrative expenses	18,319	10,369	—	28,688

	344,982	258,960	—	603,942

Operating income (loss)	2,840	38,913	—	41,753

Other income (expense)
Interest expense	(17,754)	(28,449)	4,123	(42,080)
Gain (loss) on derivative instruments	1,972	(636)	—	1,336
Other income (expense)	3,405	457	(4,123)	(261)

Total other income (expense)	(12,377)	(28,628)	—	(41,005)

Income (loss) before income taxes	(9,537)	10,285	—	748
Income tax benefit (provision)	(3,305)	(1,602)	—	(4,907)

Net income (loss)	(12,842)	8,683	—	(4,159)
Less: net income attributable to noncontrolling interest	—	(2,865)	—	(2,865)

Net income (loss) attributable to common shareholders	€(12,842)	€5,818	€—	€(7,024)

FORM 10-Q

QUARTERLY REPORT - PAGE 22

MERCER INTERNATIONAL INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of Euros, except per share data)

Note 13. Restricted Group Supplemental Disclosure (continued)

Combined Condensed Statements of Cash Flows

	Three Months Ended September 30, 2013
	Restricted	Unrestricted	Consolidated
	Group	Subsidiaries	Group
Cash flows from (used in) operating activities
Net income (loss)	€(2,299)	€561	€(1,738)
Adjustments to reconcile net income (loss) to cash flows from operating activities
Unrealized loss (gain) on derivative instruments	640	(3,038)	(2,398)
Depreciation and amortization	8,192	6,502	14,694
Deferred income taxes	(115)	—	(115)
Stock compensation expense	621	—	621
Pension and other post-retirement expense, net of funding	124	—	124
Other	75	386	461
Changes in working capital
Receivables	(3,350)	2,654	(696)
Inventories	(5,366)	(9,882)	(15,248)
Accounts payable and accrued expenses	2,517	6,544	9,061
Other(1)	(2,659)	2,736	77

Net cash from (used in) operating activities	(1,620)	6,463	4,843

Cash flows from (used in) investing activities
Purchase of property, plant and equipment	(2,199)	(4,792)	(6,991)
Acquisition of noncontrolling interest (Note 9)	(14,809)	14,809	—
Proceeds on sale of property, plant and equipment	194	39	233

Net cash from (used in) investing activities	(16,814)	(10,056)	(6,758)

Cash flows from (used in) financing activities
Repayment of debt	(544)	(21,630)	(22,174)
Proceeds from issuance of notes and borrowings of debt	39,607	—	39,607
Repayment of capital lease obligations	(122)	(274)	(396)
Proceeds from (repayment of) credit facilities, net	(12,226)	—	(12,226)
Payment of note issuance costs	(1,306)	(488)	(1,794)
Proceeds from government grants	—	—	—

Net cash from (used in) financing activities	25,409	(22,392)	3,017

Effect of exchange rate changes on cash and cash equivalents	(1,367)	—	(1,367)

Net increase (decrease) in cash and cash equivalents	5,608	(5,873)	(265)
Cash and cash equivalents, beginning of period	69,467	64,966	134,433

Cash and cash equivalents, end of period	€75,075	€59,093	€134,168

(1)	Includes intercompany related transactions.

FORM 10-Q

QUARTERLY REPORT - PAGE 23

MERCER INTERNATIONAL INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of Euros, except per share data)

Note 13. Restricted Group Supplemental Disclosure (continued)

Combined Condensed Statements of Cash Flows

	Three Months Ended September 30, 2012
	Restricted	Unrestricted	Consolidated
	Group	Subsidiaries	Group
Cash flows from (used in) operating activities
Net income (loss)	€(9,957)	€811	€(9,146)
Adjustments to reconcile net income (loss) to cash flows from operating activities
Unrealized loss (gain) on derivative instruments	(353)	1,236	883
Depreciation and amortization	8,385	6,669	15,054
Deferred income taxes	1,040	—	1,040
Stock compensation expense	891	—	891
Pension and other post-retirement expense, net of funding	(73)	—	(73)
Other	543	869	1,412
Changes in working capital
Receivables	(6,130)	(7,992)	(14,122)
Inventories	1,693	4,141	5,834
Accounts payable and accrued expenses	9,800	(108)	9,692
Other(1)	(4,225)	1,986	(2,239)

Net cash from (used in) operating activities	1,614	7,612	9,226

Cash flows from (used in) investing activities
Purchase of property, plant and equipment	(6,380)	(2,772)	(9,152)
Proceeds on sale of property, plant and equipment	37	11	48
Proceeds on maturity of marketable securities	10,213	—	10,213

Net cash from (used in) investing activities	3,870	(2,761)	1,109

Cash flows from (used in) financing activities
Repayment of debt	(544)	(15,000)	(15,544)
Repayment of capital lease obligations	(234)	(274)	(508)
Proceeds from government grants	—	778	778

Net cash from (used in) financing activities	(778)	(14,496)	(15,274)

Effect of exchange rate changes on cash and cash equivalents	221	—	221

Net increase (decrease) in cash and cash equivalents	4,927	(9,645)	(4,718)
Cash and cash equivalents, beginning of period	50,096	80,791	130,887

Cash and cash equivalents, end of period	€55,023	€71,146	€126,169

(1)	Includes intercompany related transactions.

FORM 10-Q

QUARTERLY REPORT - PAGE 24

MERCER INTERNATIONAL INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of Euros, except per share data)

Note 13. Restricted Group Supplemental Disclosure (continued)

Combined Condensed Statements of Cash Flows

	Nine Months Ended September 30, 2013
	Restricted Group	Unrestricted Subsidiaries	Consolidated Group
Cash flows from (used in) operating activities
Net income (loss)	€(15,263)	€4,502	€(10,761)
Adjustments to reconcile net income (loss) to cash flows from operating activities
Unrealized loss (gain) on derivative instruments	1,144	(13,918)	(12,774)
Depreciation and amortization	24,770	19,528	44,298
Deferred income taxes	1,309	3,147	4,456
Stock compensation expense	1,194	—	1,194
Pension and other post-retirement expense, net of funding	457	—	457
Other	778	1,836	2,614
Changes in working capital
Receivables	7,174	4,175	11,349
Inventories	3,004	(10,359)	(7,355)
Accounts payable and accrued expenses	11,143	6,945	18,088
Other(1)	(11,299)	4,886	(6,413)

Net cash from (used in) operating activities	24,411	20,742	45,153

Cash flows from (used in) investing activities
Purchase of property, plant and equipment	(7,446)	(21,922)	(29,368)
Acquisition of noncontrolling interest (Note 9)	(14,809)	14,809	—
Proceeds on sale of property, plant and equipment	207	41	248

Net cash from (used in) investing activities	(22,048)	(7,072)	(29,120)

Cash flows from (used in) financing activities
Repayment of debt	(1,089)	(41,630)	(42,719)
Proceeds from issuance of notes and borrowings of debt	39,607	17,000	56,607
Repayment of capital lease obligations	(366)	(1,131)	(1,497)
Proceeds from (repayment of) credit facilities, net	728	—	728
Payment of note issuance costs	(1,306)	(488)	(1,794)
Proceeds from government grants	—	4,147	4,147

Net cash from (used in) financing activities	37,574	(22,102)	15,472

Effect of exchange rate changes on cash and cash equivalents	(1,576)	—	(1,576)

Net increase (decrease) in cash and cash equivalents	38,361	(8,432)	29,929
Cash and cash equivalents, beginning of period	36,714	67,525	104,239

Cash and cash equivalents, end of period	€75,075	€59,093	€134,168

(1)	Includes intercompany related transactions.

FORM 10-Q

QUARTERLY REPORT - PAGE 25

MERCER INTERNATIONAL INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of Euros, except per share data)

Note 13. Restricted Group Supplemental Disclosure (continued)

Combined Condensed Statements of Cash Flows

	Nine Months Ended September 30, 2012
	Restricted Group	Unrestricted Subsidiaries	Consolidated Group
Cash flows from (used in) operating activities
Net income (loss)	€(12,842)	€8,683	€(4,159)
Adjustments to reconcile net income (loss) to cash flows from operating activities
Unrealized loss (gain) on derivative instruments	(1,972)	636	(1,336)
Depreciation and amortization	23,958	20,034	43,992
Deferred income taxes	2,956	(5,256)	(2,300)
Stock compensation expense	1,753	—	1,753
Pension and other post-retirement expense, net of funding	(128)	—	(128)
Other	66	2,212	2,278
Changes in working capital
Receivables	(407)	1,308	901
Inventories	3,946	5,330	9,276
Accounts payable and accrued expenses	12,180	966	13,146
Other(1)	(12,213)	11,312	(901)

Net cash from (used in) operating activities	17,297	45,225	62,522

Cash flows from (used in) investing activities
Purchase of property, plant and equipment	(19,413)	(8,042)	(27,455)
Proceeds on sale of property, plant and equipment	274	113	387
Proceeds on maturity of marketable securities	12,221	—	12,221

Net cash from (used in) investing activities	(6,918)	(7,929)	(14,847)

Cash flows from (used in) financing activities
Repayment of debt and purchase of notes	(2,671)	(24,583)	(27,254)
Repayment of capital lease obligations	(600)	(967)	(1,567)
Payment of note issuance costs	—	(1,621)	(1,621)
Proceeds from government grants	2,322	778	3,100

Net cash from (used in) financing activities	(949)	(26,393)	(27,342)

Effect of exchange rate changes on cash and cash equivalents	764	—	764

Net increase (decrease) in cash and cash equivalents	10,194	10,903	21,097
Cash and cash equivalents, beginning of period	44,829	60,243	105,072

Cash and cash equivalents, end of period	€55,023	€71,146	€126,169

(1)	Includes intercompany related transactions.

FORM 10-Q

QUARTERLY REPORT - PAGE 26

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this document: (i) unless the context otherwise requires, references to “we”, “our”, “us”, the “Company” or “Mercer” mean Mercer International Inc. and its subsidiaries; (ii) references to “Mercer Inc.” mean the Company excluding its subsidiaries; (iii) information is provided as of September 30, 2013, unless otherwise stated; (iv) all references to monetary amounts are to “Euros”, the lawful currency adopted by most members of the European Union, unless otherwise stated; (v) “€” refers to Euros, “$” refers to U.S. dollars and “C$” refers to Canadian dollars; (vi) “ADMTs” refers to air-dried metric tonnes; (vii) “MW” refers to megawatts; and (viii) “MWh” refers to megawatt hours.

Results of Operations

General

We operate three northern bleached softwood kraft, referred to as “NBSK”, pulp mills through our wholly owned subsidiaries, Rosenthal and Celgar, and our 83.0% owned subsidiary, Stendal (we increased our equity ownership from 74.9% as at September 30, 2013). We have a consolidated annual production capacity of approximately 1.5 million ADMTs.

The following discussion and analysis of our results of operations and financial condition for the three and nine months ended September 30, 2013 should be read in conjunction with our interim consolidated financial statements and related notes included in this quarterly report, as well as our most recent annual report on Form 10-K for the fiscal year ended December 31, 2012 filed with the Securities and Exchange Commission, referred to as the “SEC”.

On July 9, 2013, we announced that, after conducting a comprehensive assessment, our Celgar mill intends to reduce its workforce by approximately 85 employees in order to improve its competitiveness with other pulp producers by reducing the mill’s fixed costs. In the current quarter, we incurred pre-tax charges of approximately €2.9 million for severance and other personnel related expenses in connection with the Celgar workforce reduction. We currently estimate incurring additional pre-tax severance and personnel charges of approximately €1.5 million to €3.0 million in connection therewith as additional personnel leave the workforce. Over 85% of these charges are expected to be recognized by the end of 2013. We expect that our Celgar mill will realize approximately €6.0 million to €7.5 million in annual pre-tax cost savings once the workforce restructuring has been fully implemented, with approximately 80% of such annual cost savings being realized in 2014.

On July 22, 2013, we issued an additional $50.0 million aggregate principal amount of 9.5% senior notes due 2017, referred to as the “Senior Notes”, at an issue price of 104.5% plus accrued interest from June 1, 2013. We used the proceeds to repay the revolving credit facilities of our Rosenthal and Celgar mills and for general corporate purposes.

On September 30, 2013, we completed an amendment to the Stendal mill’s senior project finance credit facility and its amortizing term facility in respect of Project Blue Mill to provide the mill greater financial flexibility. As part of the amendment, we made a capital investment of $20.0 million in Stendal on such date and increased our equity ownership of Stendal to 83.0% from 74.9%.

FORM 10-Q

QUARTERLY REPORT - PAGE 27

We anticipate changing our reporting currency from Euros to the U.S. dollar commencing with the fourth quarter of 2013 as management is of the opinion that the use of U.S. dollars to prepare its financial statements will enhance communication and understanding with shareholders, analysts and other stakeholders and improve comparability of our financial information with other competitors and peer group companies. With the change in reporting currency, both the current year and historical financial information, including all comparative financial information, to be reported on our Form 10-K for the year ended December 31, 2013 will be translated to U.S. dollars.

Current Market Environment

Pulp list prices increased marginally in the third quarter of 2013. At the end of the current quarter, list prices in Europe were approximately $880 per ADMT and in North America and China were approximately $945 and $695 per ADMT, respectively.

We currently expect demand and pricing to trend upwards in the fourth quarter of 2013. We expect increased demand to be driven by new tissue capacity coming online in China, and we expect supply to remain tight in the medium term due to the closure of a Norwegian mill (Tofte) and producer maintenance downtime.

Summary Financial Highlights

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands, other than per share amounts)
Pulp revenues	€186,100	€205,122	€559,879	€590,597
Energy and chemical revenues	17,021	18,153	51,660	55,098
Operating income (loss)	10,072	7,214	18,779	41,753
Gain (loss) on derivative instruments	1,978	(883)	12,091	1,336
Income tax provision	(942)	(1,910)	(2,434)	(4,907)
Net loss(1)	(2,220)	(9,712)	(12,556)	(7,024)
Net loss per share(1)(2)	€(0.04)	€(0.17)	€(0.23)	€(0.13)

(1)	Attributable to common shareholders.
(2)	Per share amounts are on a basic and diluted basis.

FORM 10-Q

QUARTERLY REPORT - PAGE 28

Selected Production, Sales and Other Data

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Consolidated
Pulp production (‘000 ADMTs)	369.0	373.4	1,079.7	1,118.8
Scheduled production downtime (‘000 ADMTs)	9.4	10.2	25.4	32.8
Scheduled production downtime (days)	10	7	21	30
Pulp sales (‘000 ADMTs)	356.6	404.3	1,081.6	1,138.3
Average NBSK pulp list prices in Europe ($/ADMT)(1)	867	777	852	817
Average NBSK pulp list prices in Europe (€/ADMT)	654	620	646	637
Average pulp sales realizations (€/ADMT)(2)	515	501	511	512
Energy production (‘000 MWh)	444.2	436.5	1,274.4	1,298.2
Energy sales (‘000 MWh)	185.4	181.3	526.6	546.4
Average energy sales realizations (€/MWh)	80	84	84	85
Average Spot Currency Exchange Rates
€ / $(3)	0.7547	0.7999	0.7594	0.7807
C$ / $(3)	1.0385	0.9954	1.0236	1.0022
C$ / €(4)	1.3762	1.2452	1.3485	1.2847

(1)	Source: RISI pricing report.
(2)	Sales realizations after discounts. Incorporates the effect of pulp price variations occurring between the order and shipment dates.
(3)	Average Federal Reserve Bank of New York noon spot rate over the reporting period.
(4)	Average Bank of Canada noon spot rate over the reporting period.

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

Total revenues for the three months ended September 30, 2013 decreased by approximately 9% to €203.1 million from €223.3 million in the same period in 2012, due to lower pulp revenues and marginally lower energy and chemical revenues.

Pulp revenues for the three months ended September 30, 2013 decreased to €186.1 million from €205.1 million in the comparative quarter of 2012, primarily due to lower sales volumes and the impact of a weaker U.S. dollar relative to the Euro, partially offset by a higher realized price.

Energy and chemical revenues decreased by approximately 7% to €17.0 million in the third quarter of 2013 from €18.2 million in the same quarter last year, primarily as a result of lower prices.

Average list prices for NBSK pulp in Europe were approximately $867 (€654) per ADMT in the current quarter, compared to approximately $777 (€620) per ADMT in the same quarter last year. In the third quarter of 2013, average pulp sales realizations increased by approximately 3% to €515 per ADMT from approximately €501 per ADMT in the same quarter last year, primarily due to higher pulp prices partially offset by a weaker U.S. dollar relative to the Euro.

Pulp production decreased by approximately 1% to 369,011 ADMTs in the current quarter from 373,369 ADMTs in the same quarter of 2012. We took 10 days (approximately 9,400 ADMTs) of scheduled maintenance downtime at our Rosenthal mill in the third quarter of 2013, compared to seven days (approximately 10,200 ADMTs) of scheduled maintenance downtime at our Celgar mill in the third quarter of 2012.

FORM 10-Q

QUARTERLY REPORT - PAGE 29

Pulp sales volumes decreased by approximately 12% to 356,619 ADMTs in the current quarter from 404,301 ADMTs in the comparative quarter, primarily due to lower sales to China, compared to exceedingly high sales to China in the comparative quarter.

Costs and expenses in the third quarter of 2013 decreased by approximately 11% to €193.0 million from €216.1 million in the comparative period of 2012, primarily due to lower sales volumes and the reversal of certain wastewater fee accruals at our Rosenthal mill.

In the third quarter of 2013, operating depreciation and amortization marginally decreased to €14.6 million from €15.0 million in the same quarter last year. Selling, general and administrative expenses were €9.4 million in the third quarter of 2013, compared to €10.0 million in the third quarter of 2012.

In the third quarter of 2013, we incurred pre-tax charges of approximately €2.9 million for severance and other personnel related expenses in connection with the Celgar mill workforce reduction.

Transportation costs decreased to €17.1 million in the third quarter of 2013 from €21.1 million in the third quarter of 2012, primarily due to lower sales volumes.

On average, our overall per unit fiber costs in the current quarter increased by approximately 7% from the same period in 2012 as higher fiber costs in Germany were only partially offset by lower fiber costs in Canada. Strong demand from the European pellet and board producers kept fiber prices at relatively high levels in the current quarter. Fiber costs at our Celgar mill decreased as a result of strong sawmill activity in the region. For the remainder of the year, we currently expect fiber costs in Germany to increase slightly and to remain largely unchanged in Canada.

For the third quarter of 2013, our operating income increased to €10.1 million from €7.2 million in the comparative quarter of 2012, primarily due to higher pulp sales realizations.

Interest expense in the third quarter of 2013 decreased to €13.0 million from €14.1 million in the comparative quarter of 2012, primarily due to lower debt levels associated with the Stendal mill in the third quarter of 2013.

We recorded a net derivative gain of €2.0 million, which includes an unrealized gain of approximately €3.0 million on the mark to market adjustment of our Stendal mill’s interest rate derivative, partially offset by an approximately €1.0 million loss related to fixed price pulp swap contracts entered into in the fourth quarter of 2012, compared to a net derivative loss of €0.9 million in the same quarter of last year.

During the current quarter, we recorded a net income tax expense of €0.9 million, compared to €1.9 million in the same quarter of 2012.

The noncontrolling shareholder’s interest in the Stendal mill’s net income in the third quarter of 2013 was €0.5 million, compared to €0.6 million in the same quarter last year.

We reported a net loss attributable to common shareholders of €2.2 million, or €0.04 per basic and diluted share, for the third quarter of 2013, which included a net non-cash unrealized gain of €2.4 million on the fixed price pulp swaps and Stendal interest rate derivative. In the third quarter of 2012, the net loss attributable to common shareholders was €9.7 million, or €0.17 per basic and diluted share, which included a total non-cash unrealized loss of €1.3 million on the Stendal interest rate derivative and fixed price pulp swaps.

FORM 10-Q

QUARTERLY REPORT - PAGE 30

In the third quarter of 2013, Operating EBITDA increased to €24.8 million from €22.3 million in the third quarter of 2012. Operating EBITDA is defined as operating income (loss) plus depreciation and amortization and non-recurring capital asset impairment charges.

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

The following table provides a reconciliation of net loss attributable to common shareholders to operating income and Operating EBITDA for the periods indicated:

	Three Months Ended September 30,
	2013	2012
	(in thousands)
Net loss attributable to common shareholders	€(2,220)	€(9,712)
Net income attributable to noncontrolling interest	482	566
Income tax provision	942	1,910
Interest expense	13,018	14,084
(Gain) loss on derivative instruments	(1,978)	883
Other income	(172)	(517)

Operating income	10,072	7,214
Add: Depreciation and amortization	14,694	15,054

Operating EBITDA	€24,766	€22,268

FORM 10-Q

QUARTERLY REPORT - PAGE 31

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

Total revenues for the nine months ended September 30, 2013 decreased by approximately 5% to €611.5 million from €645.7 million in the same period in 2012, due to both lower pulp and energy and chemical revenues.

Pulp revenues for the nine months ended September 30, 2013 decreased to €559.9 million from €590.6 million in the comparative period of 2012, primarily due to lower pulp sales volumes and a weaker U.S. dollar relative to the Euro. The U.S. dollar was approximately 3% weaker versus the Euro in the nine months ended September 30, 2013, compared to the same period of last year.

Energy and chemical revenues decreased by approximately 6% to €51.7 million in the nine months ended September 30, 2013 from €55.1 million in the same period last year, primarily as a result of lower pulp production and lower prices.

Average list prices for NBSK pulp in Europe were approximately $852 (€646) per ADMT in the nine months ended September 30, 2013, compared to approximately $817 (€637) per ADMT in the same period last year. In the nine months ended September 30, 2013, average pulp sales realizations decreased moderately to €511 per ADMT from approximately €512 per ADMT in the same period last year, as the increase in pulp prices was more than offset by the impact of a weaker U.S. dollar versus the Euro.

Pulp production decreased by approximately 3% to 1,079,677 ADMTs in the nine months ended September 30, 2013 from 1,118,758 ADMTs in the same period of 2012, primarily due to lower pulp production at our Celgar mill. In the second quarter of 2013, the Celgar mill took its annual maintenance shutdown. As a result of weather, equipment and execution issues, the shutdown was four days longer and the startup was slower than budgeted, which resulted in a loss of approximately 30,300 ADMTs of NBSK pulp production.

Pulp sales volumes decreased by approximately 5% to 1,081,564 ADMTs in the nine months ended September 30, 2013 from 1,138,304 ADMTs in the comparative period of 2012, primarily due to lower sales to China and the United States.

Costs and expenses in the nine months ended September 30, 2013 decreased by approximately 2% to €592.8 million from €603.9 million in the comparative period of 2012, primarily due to lower sales volumes and the reversal of certain wastewater fee accruals at our Rosenthal mill.

In the nine months ended September 30, 2013, operating depreciation and amortization increased to €44.1 million from €43.8 million in the same period last year. Selling, general and administrative expenses were €27.7 million in the nine months ended September 30, 2013, compared to €28.7 million in the same period of 2012.

In the nine months ended September 30, 2013, we incurred pre-tax charges of approximately €2.9 million for severance and other personnel related expenses in connection with the Celgar mill workforce reduction.

Transportation costs decreased to €51.5 million in the nine months ended September 30, 2013 from €56.5 million in the same period of 2012, primarily due to lower pulp sales volumes.

FORM 10-Q

QUARTERLY REPORT - PAGE 32

On average, our per unit fiber costs in the nine months ended September 30, 2013 increased by approximately 4% from the same period in 2012. During the nine months ended September 30, 2013, fiber costs at our German mills were higher than the comparative period in 2012. Strong demand from the European pellet and board producers and sawmills, reduced wood supply because of extreme winter weather conditions and lower availability of trucking transportation kept fiber prices at relatively high levels in the current period. Fiber costs at our Celgar mill decreased as a result of strong sawmill activity in the region. For the remainder of the year, we currently expect fiber costs in Germany to increase slightly and to remain largely unchanged in Canada.

For the nine months ended September 30, 2013, operating income decreased to €18.8 million from €41.8 million in the comparative period of 2012, primarily due to the combined effect of higher fiber costs, the impact of a weaker U.S. dollar relative to the Euro and the Celgar mill’s maintenance shutdown.

Interest expense in the nine months ended September 30, 2013 decreased to €39.3 million from €42.1 million in the comparative period of 2012, primarily due to lower debt levels associated with the Stendal mill.

We recorded a net derivative gain of €12.1 million, which includes an unrealized gain of approximately €13.9 million on the mark to market adjustment of our Stendal mill’s interest rate derivative, partially offset by an approximately €1.8 million loss related to fixed price pulp swap contracts entered into in the fourth quarter of 2012, compared to a net derivative gain of €1.3 million in the same period of last year.

During the nine months ended September 30, 2013, we recorded a net income tax expense of €2.4 million, compared to €4.9 million in the same period of 2012.

The noncontrolling shareholder’s interest in the Stendal mill’s income in the nine months ended September 30, 2013 was €1.8 million, compared to €2.9 million in the same period last year.

We reported a net loss attributable to common shareholders of €12.6 million, or €0.23 per basic and diluted share, for the nine months ended September 30, 2013, which included a net non-cash unrealized gain of €12.8 million on the fixed price pulp swaps and Stendal interest rate derivative, partially offset by a negative impact of approximately €11.0 million related to the Celgar maintenance shutdown. In the nine months ended September 30, 2012, the net loss attributable to common shareholders was €7.0 million, or €0.13 per basic and diluted share, which included a net non-cash unrealized gain of €0.8 million on the fixed price pulp swaps and Stendal interest rate derivative.

Operating EBITDA in the nine months ended September 30, 2013 was €63.1 million, compared to €85.7 million in the nine months ended September 30, 2012. Operating EBITDA is defined as operating income (loss) plus depreciation and amortization and non-recurring capital asset impairment charges. Operating EBITDA has significant limitations as an analytical tool, and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. See the discussion of our results for the three months ended September 30, 2013 for additional information relating to such limitations of Operating EBITDA.

FORM 10-Q

QUARTERLY REPORT - PAGE 33

The following table provides a reconciliation of net loss attributable to common shareholders to operating income and Operating EBITDA for the periods indicated:

	Nine Months Ended September 30,
	2013	2012
	(in thousands)
Net loss attributable to common shareholders	€(12,556)	€(7,024)
Net income attributable to noncontrolling interest	1,795	2,865
Income tax provision	2,434	4,907
Interest expense	39,305	42,080
Gain on derivative instruments	(12,091)	(1,336)
Other (income) expense	(108)	261

Operating income	18,779	41,753
Add: Depreciation and amortization	44,298	43,992

Operating EBITDA	€63,077	€85,745

Liquidity and Capital Resources

The following table is a summary of selected financial information as at the dates indicated:

	As at September 30,	As at December 31,
	2013	2012
	(in thousands)
Financial Position
Cash and cash equivalents	€134,168	€104,239
Working capital	222,981	208,573
Total assets	1,176,484	1,183,603
Long-term liabilities	766,087	768,253
Total equity	262,673	278,925

As at September 30, 2013, we had approximately €28.3 million and C$21.4 million available under our Rosenthal and Celgar revolving facilities, respectively.

As at September 30, 2013, our cash and cash equivalents had increased to €134.2 million from €104.2 million and working capital had increased to €223.0 million from €208.6 million at the end of 2012.

On July 22, 2013, we completed our registered public offering of an additional $50.0 million aggregate principal amount of Senior Notes at an issue price of 104.5% plus accrued interest from June 1, 2013. We used the proceeds to repay the revolving credit facilities of our Rosenthal and Celgar mills and for general corporate purposes.

On September 30, 2013, we completed an amendment to the Stendal Facilities (as defined below) to provide the mill greater financial flexibility. As part of the amendment, we made a capital investment of $20.0 million in Stendal on such date and increased our equity ownership of Stendal to 83.0% from 74.9%.

FORM 10-Q

QUARTERLY REPORT - PAGE 34

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

The Stendal Facilities had approximately €428.3 million in total principal outstanding at September 30, 2013. The Stendal Facilities are without recourse to the Restricted Group (comprised of Mercer, the Rosenthal and Celgar mills and certain holding subsidiaries) and 80% of the principal amount thereunder is severally guaranteed by German federal and state governments.

On September 30, 2013, the Stendal mill completed an amendment agreement (the “Amendment”) with its lending syndicate (the “Lenders”) to amend the Stendal Facilities. The Amendment modifies the Stendal Facilities to provide the Stendal mill greater financial flexibility by, among other things: (i) waiving compliance with an annual debt service cover ratio and a stipulated semi-annual leverage ratio (the “Ratios”) until and including December 31, 2013; (ii) amending the Ratios so that the financial covenants now deduct from senior debt cash in the debt service reserve account and cash above a stipulated threshold in order to include certain cash reserves in the calculation of senior debt; (iii) providing that a failure to satisfy the covenant to maintain an annual debt service cover ratio under the Stendal Facilities would only be an event of default when amounts in the debt service reserve account plus certain cash reserves are below a specified threshold; and (iv) revising the calculation of amounts required to cure financial covenant defaults under the Stendal Facilities.

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

Cash provided by operating activities decreased to €45.2 million in the nine months ended September 30, 2013 from €62.5 million in the comparative period of 2012, primarily due to weaker operating performance. An increase in accounts payable and accrued expenses provided cash of €18.1 million, compared to €13.1 million in the same period of 2012. An increase in inventories used cash of €7.4 million in the nine months ended September 30, 2013, compared to a decrease in inventories providing cash of €9.3 million in the same period of 2012. A decrease in receivables provided cash of €11.3 million in the nine months ended September 30, 2013, compared to providing cash of €0.9 million in the same period of 2012.

FORM 10-Q

QUARTERLY REPORT - PAGE 35

Cash Flows from Investing Activities. Investing activities in the nine months ended September 30, 2013 used cash of €29.1 million, compared to €14.8 million in the same period of 2012. Capital expenditures in the nine months ended September 30, 2013 used cash of €29.4 million, compared to €27.5 million in the same period of 2012. Capital expenditures related to Project Blue Mill used cash of €21.7 million in the nine months ended September 30, 2013.

Cash Flows from Financing Activities. In the nine months ended September 30, 2013, financing activities provided cash of €15.5 million, compared to using cash of €27.3 million in the same period of 2012. In the nine months ended September 30, 2013, principal repayments under the Stendal Loan Facility used cash of €40.0 million, compared to €24.6 million in the same period of 2012. During the nine months ended September 30, 2013, borrowing under the loan facility for Project Blue Mill provided cash of €17.0 million and the issuance of an additional $50.0 million of Senior Notes provided cash of €39.6 million. Net borrowing from our revolving credit facilities provided cash of €0.7 million in the nine months ended September 30, 2013, compared to €nil in the same period of 2012. In the nine months ended September 30, 2013 and 2012, proceeds of government grants provided cash of €4.1 million and €3.1 million, respectively.

Capital Commitments and Future Liquidity

Project Blue Mill, designed to increase our Stendal mill’s annual energy production by 109,000 MWh and annual pulp production by 30,000 ADMTs, is expected to be finalized in mid-November 2013. The project was on schedule and budget and started to generate power sales at the end of September 2013. Project Blue Mill has also received an investment decree, determining that it qualifies for up to €12.0 million in governmental grants, comprised of €9.2 million of investment incentives and €2.8 million of tax grants. The actual receipt of such grants is subject to the Stendal mill satisfying all governmental rules including verification. As at September 30, 2013, the Stendal mill, based on expenditures to date, had applied for €6.9 million and received €4.1 million in grants.

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

Contractual Obligations and Commitments

There were no material changes outside the ordinary course to any of our material contractual obligations during the nine months ended September 30, 2013.

FORM 10-Q

QUARTERLY REPORT - PAGE 36

In July 2013, we renewed the collective agreement for our Rosenthal mill for an additional two year period until June 2015. The agreement provides for, among other things, an initial 1.8% wage increase for employees thereunder, with a subsequent 3% wage increase in May 2014.

Foreign Currency

Our reporting currency is currently the Euro as the majority of our business transactions are denominated in Euros. However, we hold certain assets and liabilities in U.S. dollars and Canadian dollars. Further, the majority of our sales are in products quoted in U.S. dollars, whereas most of our operating costs and expenses are incurred in Euros and, to a lesser extent, Canadian dollars. Accordingly, our consolidated financial results are subject to foreign currency exchange rate fluctuations.

We translate foreign denominated assets and liabilities into Euros at the rate of exchange on the balance sheet date. Equity accounts are translated using historical exchange rates. Unrealized gains or losses from these translations are recorded in our Consolidated Statement of Comprehensive Income (Loss) and impact shareholders’ equity on the Consolidated Balance Sheet but do not affect our net income (loss).

In the nine months ended September 30, 2013, accumulated other comprehensive income decreased by €6.6 million to €18.6 million, primarily due to the foreign currency translation adjustment.

Based upon the exchange rate at September 30, 2013, the U.S. dollar has weakened by approximately 5% in value against the Euro since September 30, 2012. See “Quantitative and Qualitative Disclosures about Market Risk”.

We anticipate changing our reporting currency from Euros to the U.S. dollar commencing with the fourth quarter of 2013 as management is of the opinion that the use of U.S. dollars to prepare its financial statements will enhance communication and understanding with shareholders, analysts and other stakeholders and improve comparability of our financial information with other competitors and peer group companies. With the change in reporting currency, both the current year and historical financial information, including all comparative financial information, to be reported on our Form 10-K for the year ended December 31, 2013 will be translated to U.S. dollars.

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

FORM 10-Q

QUARTERLY REPORT - PAGE 37

Summary Financial Highlights for the Restricted Group

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)		(in thousands)
Pulp revenues	€105,794	€112,777	€311,575	€326,411
Energy and chemical revenues	5,935	6,960	19,065	21,411
Operating income (loss)	4,250	(4,773)	2,271	2,840
Gain (loss) on derivative instruments	(1,060)	353	(1,827)	1,972
Income tax provision	(1,087)	(1,192)	(2,714)	(3,305)
Net loss	(2,299)	(9,957)	(15,263)	(12,842)

Selected Production, Sales and Other Data for the Restricted Group

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Restricted Group
Pulp production (‘000 ADMTs)	198.8	204.1	596.4	616.8
Scheduled production downtime (‘000 ADMTs)	9.4	10.2	25.4	32.8
Scheduled production downtime (days)	10	7	21	30
Pulp sales (‘000 ADMTs)	205.9	224.7	607.7	634.7
Average NBSK pulp list prices in Europe ($/ADMT)(1)	867	777	852	817
Average NBSK pulp list prices in Europe (€/ADMT)	654	620	646	637
Average pulp sales realizations (€/ADMT)(2)	514	502	513	514
Energy production (‘000 MWh)	225.8	233.1	672.4	695.5
Energy sales (‘000 MWh)	82.3	86.0	241.1	260.1
Average energy sales realizations (€/MWh)	72	81	79	82
Average Spot Currency Exchange Rates
€ / $(3)	0.7547	0.7999	0.7594	0.7807
C$ / $(3)	1.0385	0.9954	1.0236	1.0022
C$ / €(4)	1.3762	1.2452	1.3485	1.2847

(1)	Source: RISI pricing report.
(2)	Sales realizations after discounts. Incorporates the effect of pulp price variations occurring between the order and shipment dates.
(3)	Average Federal Reserve Bank of New York noon spot rate over the reporting period.
(4)	Average Bank of Canada noon spot rate over the reporting period.

Restricted Group Results — Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

Total revenues for the Restricted Group decreased by approximately 7% to €111.7 million in the third quarter of 2013, compared to €119.7 million in the third quarter of 2012, primarily due to lower pulp revenues.

Pulp revenues for the Restricted Group for the three months ended September 30, 2013 decreased to €105.8 million from €112.8 million in the comparative period of 2012, primarily due to lower pulp sales volumes and a weaker U.S. dollar relative to the Euro, partially offset by a higher realized price. The U.S. dollar was approximately 6% weaker versus the Euro in the third quarter of 2013, compared to the third quarter of 2012.

FORM 10-Q

QUARTERLY REPORT - PAGE 38

Energy revenues decreased by approximately 16% in the current quarter to €5.9 million from €7.0 million in the same period last year, primarily as a result of lower pulp production at our Rosenthal mill and lower prices.

Average list prices for NBSK pulp in Europe were approximately $867 (€654) per ADMT in the current quarter, compared to $777 (€620) per ADMT in the same quarter last year. In the third quarter of 2013, average pulp sales realizations for the Restricted Group increased by approximately 2% to €514 per ADMT from €502 per ADMT in the same period last year, primarily due to higher pulp prices, partially offset by a weaker U.S. dollar relative to the Euro.

Pulp production for the Restricted Group decreased by approximately 3% to 198,755 ADMTs in the third quarter of 2013 from 204,124 ADMTs in the same period of 2012. We took 10 days (approximately 9,400 ADMTs) of scheduled maintenance downtime at our Rosenthal mill in the third quarter of 2013, compared to seven days (approximately 10,200 ADMTs) of scheduled maintenance downtime at our Celgar mill in the third quarter of 2012.

Pulp sales volumes of the Restricted Group decreased by approximately 8% to 205,924 ADMTs in the third quarter of 2013 from 224,696 ADMTs in the comparative period of 2012, primarily due to lower sales to China, compared to high sales to China in the comparative quarter.

Costs and expenses for the Restricted Group in the third quarter of 2013 decreased by approximately 14% to €107.5 million from €124.5 million in the comparative period of 2012, primarily due to lower sales volumes and the reversal of certain wastewater fee accruals at our Rosenthal mill.

In the third quarter of 2013, operating depreciation and amortization for the Restricted Group was €8.1 million, compared to €8.3 million in the same quarter last year. Selling, general and administrative expenses for the Restricted Group were €5.6 million, compared to €6.4 million in the same period of 2012.

In the third quarter of 2013, the Restricted Group incurred pre-tax charges of approximately €2.9 million for severance and other personnel related expenses in connection with the Celgar mill workforce reduction.

Transportation costs for the Restricted Group decreased to €12.5 million in the third quarter of 2013 from €14.6 million in the same quarter last year.

Overall, per unit fiber costs of the Restricted Group in the third quarter of 2013 were flat, compared to the same period in 2012. During the third quarter of 2013, fiber costs at our Rosenthal mill were higher than the comparative period in 2012. Strong demand from the European pellet and board producers kept fiber prices at relatively high levels in the current quarter. Fiber costs at our Celgar mill decreased as a result of strong sawmill activity in the region. For the remainder of the year, we currently expect fiber costs at our Rosenthal mill to increase slightly, whereas we expect fiber costs at our Celgar mill to remain largely unchanged.

In the third quarter of 2013, the Restricted Group reported operating income of €4.3 million, compared to an operating loss of €4.8 million in the third quarter of 2012, primarily due to a higher pulp sales realization.

FORM 10-Q

QUARTERLY REPORT - PAGE 39

Interest expense for the Restricted Group increased moderately to €6.2 million in the third quarter of 2013 from €6.0 million in the same quarter of last year.

In the third quarter of 2013, the Restricted Group also recorded a loss on derivative instruments of approximately €1.1 million related to two fixed price pulp swap contracts entered into in the fourth quarter of 2012, compared to a derivative gain of approximately €0.3 million in the same quarter of 2012.

During the third quarter of 2013, the Restricted Group recorded €1.1 million of net income tax expense, compared to income tax expense of €1.2 million in the same period last year.

The net loss reported by the Restricted Group for the third quarter of 2013 declined to €2.3 million from €10.0 million in the same period last year, primarily due to higher pulp sales realizations and the reversal of certain wastewater fee accruals at our Rosenthal mill, partially offset by Celgar restructuring costs.

In the third quarter of 2013, the Restricted Group’s Operating EBITDA increased to €12.4 million from €3.6 million in the same quarter of 2012. Operating EBITDA is defined as operating income (loss) plus depreciation and amortization and non-recurring capital asset impairment charges. Operating EBITDA has significant limitations as an analytical tool, and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. See the discussion of our consolidated results for the three months ended September 30, 2013 for additional information relating to such limitations of Operating EBITDA.

The following table provides a reconciliation of net loss to operating income (loss) and Operating EBITDA for the Restricted Group for the periods indicated:

	Three Months Ended September 30,
	2013	2012
	(in thousands)
Restricted Group(1)
Net loss	€(2,299)	€(9,957)
Income tax provision (benefit)	1,087	1,192
Interest expense	6,193	6,010
Loss (gain) on derivative instruments	1,060	(353)
Other (income) expense	(1,791)	(1,665)

Operating income (loss)	4,250	(4,773)
Add: Depreciation and amortization	8,192	8,385

Operating EBITDA	€12,442	€3,612

(1)	See Note 13 of the interim consolidated financial statements included elsewhere herein for a reconciliation to our consolidated results.

Restricted Group Results — Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

Total revenues for the Restricted Group decreased by approximately 5% to €330.6 million in the nine months ended September 30, 2013, compared to €347.8 million in the nine months ended September 30, 2012, primarily due to lower pulp and energy revenues at our Celgar mill.

FORM 10-Q

QUARTERLY REPORT - PAGE 40

Pulp revenues for the Restricted Group for the nine months ended September 30, 2013 decreased to €311.6 million from €326.4 million in the comparative period of 2012, primarily due to lower pulp sales volumes and a weaker U.S. dollar relative to the Euro. The U.S. dollar was approximately 3% weaker versus the Euro in the nine months ended September 30, 2013, compared to the same period of 2012.

Energy revenues decreased by approximately 11% in the nine months ended September 30, 2013 to €19.1 million from €21.4 million in the same period last year, primarily as a result of lower pulp production at our Celgar mill and lower prices.

Average list prices for NBSK pulp in Europe were approximately $852 (€646) per ADMT in the nine months ended September 30, 2013, compared to $817 (€637) per ADMT in the same period last year. In the nine months ended September 30, 2013, average pulp sales realizations for the Restricted Group decreased marginally to €513 per ADMT from €514 per ADMT in the same period last year due to the impact of a weaker U.S. dollar compared to the Euro, mostly offset by higher NBSK list prices.

Pulp production for the Restricted Group decreased by approximately 3% to 596,447 ADMTs in the nine months ended September 30, 2013 from 616,837 ADMTs in the same period of 2012, primarily due to lower pulp production at our Celgar mill. In the second quarter of 2013, the Celgar mill took its annual maintenance shutdown. As a result of weather, equipment and execution issues, the shutdown was four days longer and the startup slower than budgeted, which resulted in a loss of approximately 30,300 ADMTs of NBSK pulp production.

Pulp sales volumes of the Restricted Group decreased by approximately 4% to 607,695 ADMTs in the nine months ended September 30, 2013 from 634,687 ADMTs in the comparative period of 2012, primarily due to lower sales to China and the United States.

Costs and expenses for the Restricted Group in the nine months ended September 30, 2013 decreased to €328.4 million from €345.0 million in the comparative period of 2012, primarily due to lower sales volumes and the reversal of certain wastewater fee accruals at our Rosenthal mill.

In the nine months ended September 30, 2013, operating depreciation and amortization for the Restricted Group was €24.6 million, compared to €23.8 million in the same period last year. Selling, general and administrative expenses for the Restricted Group were €17.0 million, compared to €18.3 million in the same period of 2012.

In the nine months ended September 30, 2013, the Restricted Group incurred pre-tax charges of approximately €2.9 million for severance and other personnel related expenses in connection with the Celgar mill workforce reduction.

Transportation costs for the Restricted Group decreased to €36.4 million in the nine months ended September 30, 2013 from €40.3 million in the same period last year primarily due to lower pulp sales volumes.

Overall, per unit fiber costs of the Restricted Group in the nine months ended September 30, 2013 were flat, compared to the same period in 2012. During the nine months ended September 30, 2013, fiber costs at our Rosenthal mill were higher than the comparative period in 2012. Strong demand from the European pellet and board producers and sawmills, reduced wood supply because of extreme winter weather conditions and lower availability of trucking transportation kept fiber prices at relatively high levels in the current period. Fiber costs at our Celgar mill decreased as a result of strong sawmill activity in the region. For the remainder of the year, we currently expect fiber costs at our Rosenthal mill to increase slightly, whereas we expect fiber costs at our Celgar mill to remain largely unchanged.

FORM 10-Q

QUARTERLY REPORT - PAGE 41

In the nine months ended September 30, 2013, the Restricted Group reported operating income of €2.3 million, compared to operating income of €2.8 million in the nine months ended September 30, 2012, primarily due to the combined effect of the impact of a weaker U.S. dollar relative to the Euro and the Celgar mill’s maintenance shutdown, partially offset by higher NBSK list prices.

Interest expense for the Restricted Group increased marginally to €17.9 million in the nine months ended September 30, 2013 from €17.8 million in the same period last year.

In the nine months ended September 30, 2013, the Restricted Group also recorded a loss on derivative instruments of approximately €1.8 million related to two fixed price pulp swap contracts entered into in the fourth quarter of 2012, compared to a derivative gain of approximately €1.9 million in the same period of last year.

During the nine months ended September 30, 2013, the Restricted Group recorded €2.7 million of income tax expense, compared to €3.3 million in the same period last year.

The net loss reported by the Restricted Group increased to €15.3 million from €12.8 million in the same period last year.

In the nine months ended September 30, 2013, the Restricted Group’s Operating EBITDA increased to €27.0 million from €26.8 million in the comparative period of 2012. Operating EBITDA is defined as operating income (loss) plus depreciation and amortization and non-recurring capital asset impairment charges. Operating EBITDA has significant limitations as an analytical tool, and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. See the discussion of our consolidated results for the three months ended September 30, 2013 for additional information relating to such limitations of Operating EBITDA.

The following table provides a reconciliation of net loss to operating income and Operating EBITDA for the Restricted Group for the periods indicated:

	Nine Months Ended September 30,
	2013	2012
	(in thousands)
Restricted Group(1)
Net loss	€(15,263)	€(12,842)
Income tax provision (benefit)	2,714	3,305
Interest expense	17,939	17,754
Loss (gain) on derivative instruments	1,827	(1,972)
Other expense (income)	(4,946)	(3,405)

Operating income	2,271	2,840
Add: Depreciation and amortization	24,770	23,958

Operating EBITDA	€27,041	€26,798

(1)	See Note 13 of the interim consolidated financial statements included elsewhere herein for a reconciliation to our consolidated results.

FORM 10-Q

QUARTERLY REPORT - PAGE 42

Liquidity and Capital Resources of the Restricted Group

The following table is a summary of selected financial information for the Restricted Group as at the dates indicated:

	As at September 30,	As at December 31,
	2013	2012
	(in thousands)
Restricted Group Financial Position(1)
Cash and cash equivalents	€75,075	€36,714
Working capital	153,421	132,130
Total assets	651,112	644,119
Long-term liabilities	298,214	260,185
Total equity	299,722	335,353

(1)	See Note 13 of the interim consolidated financial statements included elsewhere herein for a reconciliation to our consolidated results.

At September 30, 2013, cash and cash equivalents for the Restricted Group increased to €75.1 million from €36.7 million at the end of 2012. As at September 30, 2013, we had approximately €28.3 million and C$21.4 million available under our Rosenthal and Celgar revolving credit facilities, respectively.

On July 22, 2013, we completed our registered public offering of an additional $50.0 million aggregate principal amount of additional Senior Notes at an issue price of 104.5% plus accrued interest from June 1, 2013. We used the proceeds to repay the revolving credit facilities of our Rosenthal and Celgar mills and for general corporate purposes.

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

QUARTERLY REPORT - PAGE 43

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

FORM 10-Q

QUARTERLY REPORT - PAGE 44

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

FORM 10-Q

QUARTERLY REPORT - PAGE 45

Demand for pulp has historically been determined primarily by general global macro-economic conditions and has been closely tied to overall business activity. From 2006 to mid-2008, pulp prices steadily improved. However, the global economic crisis in the latter half of 2008 resulted in a sharp decline of pulp prices from a high of $900 per ADMT to $635 per ADMT at the end of 2008. Pulp prices began to increase in the second half of 2009 and continued to increase to record levels through June of 2010, before declining slightly in the fourth quarter of 2010. Pulp prices again rebounded to record levels in the first half of 2011 but declined sharply in the latter part of the year, primarily due to economic uncertainty in Europe and credit tightening in China. Economic uncertainty in Europe and China, respectively, impacted both demand and prices. In 2012, list prices were on average approximately 15% lower than 2011. During the nine months ended September 30, 2013, pulp prices marginally increased in Europe, North America and China. As at September 30, 2013, list prices for NBSK pulp were approximately $880 per ADMT in Europe, $945 per ADMT in North America and $695 per ADMT in China.

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

Costs

Our production costs are influenced by the availability and cost of raw materials, energy and labor, and our plant efficiencies and productivity. Our main raw material is fiber in the form of wood chips and pulp logs. Wood chip and pulp log costs are primarily affected by the supply of, and demand for, lumber and pulp, which are both cyclical and, to a lesser extent, by increasing demand from renewable energy producers. Higher fiber costs could affect producer profit margins if they are unable to pass along price increases to pulp customers or purchasers of surplus energy. The state of lumber markets affects both the amount of sawmill residuals, such as chips, produced as a by-product of lumber and the level of timber harvesting, which provides us with pulp logs. Production costs also depend on the total volume of production. Lower operating rates during periods of cyclically low demand result in higher average production costs and lower margins.

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

During the nine months ended September 30, 2013, we recorded an unrealized gain of approximately €13.9 million on our outstanding interest rate derivative, compared to an unrealized loss of €0.6 million in the same period of 2012.

In November 2012, we entered into two fixed price pulp swap contracts with a bank. Under the terms of these contracts, 3,000 metric tonnes of pulp per month is fixed at prices which range from $880 to $890 per metric tonne. These contracts expire in December 2013.

We recorded a loss of approximately €1.8 million related to these swap contracts in the nine months ended September 30, 2013 and a gain of approximately €1.9 million in the nine months ended September 30, 2012.

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

As of September 30, 2013, there have been no material changes to the factors disclosed in Item 1A. Risk Factors in our latest annual report on Form 10-K for the fiscal year ended December 31, 2012 except with respect to the risk factor set forth below.

The actual timing, costs and benefits of the Celgar mill workforce reduction may differ from those currently expected.

On July 9, 2013, we announced that our Celgar mill intended to undertake a workforce reduction designed to, among other things, reduce the mill’s fixed costs and improve its competitiveness. The Celgar workforce reduction initiative is subject to various risks, which could result in the actual timing, costs and benefits of the initiative differing from those currently anticipated. These risks and uncertainties include, among others that: we may not be able to implement the planned reduction in the timeframe currently planned; our costs related to such reduction may be higher than currently estimated; and unanticipated disruptions to the Celgar mill’s operations may result in additional costs being incurred, anticipated benefits not being realized and may adversely impact the mill’s operations.

ITEM 2.	UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

None.

FORM 10-Q

QUARTERLY REPORT - PAGE 49

ITEM 6.	EXHIBITS

Exhibit No.	Description

4.1	Indenture, dated November 17, 2010, between Mercer International Inc. and Wells Fargo Bank, National Association, as trustee (filed as Exhibit 4.1 to Mercer International Inc.’s Current Report on Form 8-K on July 23, 2013 and incorporated herein by reference)

10.1	Amendment Agreement, dated September 30, 2013, among Zellstoff Stendal GmbH, as Borrower, UniCredit Bank AG, as Arranger, Agent, Security Agent and Original Lender, the Lenders from time to time parties thereto, E & Z Industrie-Lösungen GmbH, Mercer International Inc. and Stendal Pulp Holding GmbH

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1*	Section 906 Certification of Chief Executive Officer

32.2*	Section 906 Certification of Chief Financial Officer

101	The following financial statements from the Company’s Form 10-Q for the fiscal quarter ended September 30, 2013, formatted in XBRL: (i) Interim Consolidated Balance Sheets; (ii) Interim Consolidated Statements of Operations; (iii) Interim Consolidated Statements of Retained Earnings; (iv) Interim Consolidated Statements of Comprehensive Income; (v) Interim Consolidated Statements of Cash Flows; and (vi) Notes to Interim Consolidated Financial Statements.

*	In accordance with Release 33-8212 of the Commission, these Certifications: (i) are “furnished” to the Commission and are not “filed” for the purposes of liability under the Securities Exchange Act of 1934, as amended; and (ii) are not to be subject to automatic incorporation by reference into any of the Company’s registration statements filed under the Securities Act of 1933, as amended, for the purposes of liability thereunder or any offering memorandum, unless the Company specifically incorporates them by reference therein.

FORM 10-Q

QUARTERLY REPORT - PAGE 50

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERCER INTERNATIONAL INC.

By:	/s/ David M. Gandossi
David M. Gandossi
Secretary and Chief Financial Officer

Date: November 1, 2013

FORM 10-Q

QUARTERLY REPORT - PAGE 51