Form 10-K
period 2013-12-31
MERCER INTERNATIONAL INC.
filed 2014-02-21
CIK 1333274

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File No.: 000-51826

MERCER INTERNATIONAL INC.

(Exact name of Registrant as specified in its charter)

Washington	47-0956945
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Suite 1120, 700 West Pender Street, Vancouver, British Columbia, Canada	V6C 1G8
(Address of Principal Executive Office)	(Zip Code)

Registrant’s telephone number including area code: (604) 684-1099

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $1.00 per share	NASDAQ Global Select Market

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

The aggregate market value of the Registrant’s voting and non-voting common equity held by non-affiliates of the Registrant as of June 30, 2013, the last business day of the Registrant’s most recently completed second fiscal quarter, based on the closing price of the voting stock on the NASDAQ Global Select Market on such date, was approximately $364,166,150.

As of February 19, 2014, the Registrant had 55,853,704 shares of common stock, $1.00 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information that will be contained in the definitive proxy statement for the Registrant’s annual meeting to be held in 2014 is incorporated by reference into Part III of this Form 10-K.

CHANGE IN REPORTING CURRENCY

Effective October 1, 2013, we changed our reporting currency from the Euro to the U.S. dollar, as management is of the opinion that a U.S. dollar reporting currency enhances communication and understanding with our shareholders, analysts and other stakeholders and improves comparability of our financial information with our competitors and peer group companies. Consolidated financial statements issued prior to October 1, 2013 were prepared using the Euro as the reporting currency; however, subsequent to October 1, 2013, both current and historical financial information have been translated to U.S. dollars in accordance with the method described in Critical Accounting Policies. See Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 1 of our financial statements for more information about our change in reporting currency.

The following table sets out exchange rates, based on the noon buying rates in New York City for cable transfers in foreign currencies as certified for customs purposes by the Federal Reserve Bank of New York, referred to as the “Noon Buying Rate”, for the conversion of U.S. dollars to Euros and Canadian dollars in effect at the end of the following periods, the average exchange rates during these periods (based on daily Noon Buying Rates) and the range of high and low exchange rates for these periods:

	Year Ended December 31,
	2013	2012	2011	2010	2009
	($/€)
End of period	1.3779	1.3186	1.2973	1.3269	1.4332
High for period	1.2774	1.2062	1.2926	1.1959	1.2547
Low for period	1.3816	1.3463	1.4875	1.4536	1.5100
Average for period	1.3281	1.2859	1.3931	1.3261	1.3935
	($/C$)
End of period	0.9401	1.0042	0.9835	0.9991	0.9559
High for period	0.9348	0.9600	0.9430	0.9280	0.7695
Low for period	1.0164	1.0299	1.0584	1.0040	0.9719
Average for period	0.9712	1.0007	1.0121	0.9714	0.8803

On February 18, 2014, the most recent weekly publication of the Daily Noon Buying Rate before the filing of this annual report on Form 10-K reported that the Noon Buying Rate as of February 14, 2014 for the conversion of Euros and Canadian dollars to U.S. dollars was $1.3690 per Euro and $0.9107 per Canadian dollar.

PART I

ITEM 1.	BUSINESS

In this document, please note the following:

•	references to “we”, “our”, “us”, the “Company” or “Mercer” mean Mercer International Inc. and its subsidiaries, unless the context clearly suggests otherwise, and references to “Mercer Inc.” mean Mercer International Inc. excluding its subsidiaries;

•	references to “ADMTs” mean air-dried metric tonnes;

•	references to “MW” mean megawatts and “MWh” mean megawatt hours; and

•	all references to “$” shall mean U.S. dollars, which is our reporting currency, unless otherwise stated; “€” refers to Euros; and “C$” refers to Canadian dollars.

Due to rounding, numbers presented throughout this report may not add up precisely to totals we provide and percentages may not precisely reflect the absolute figures.

The Company

General

We operate in the pulp business and are among the largest publicly traded producers of market northern bleached softwood kraft, or “NBSK”, pulp in the world. Mercer Inc. reorganized as a corporation under the laws of the State of Washington in 2006 from a Washington business trust. Its common stock is quoted and listed for trading on the NASDAQ Global Select Market (MERC) and the Toronto Stock Exchange (MRI.U).

We are the sole NBSK producer, and the only significant producer of pulp for resale, known as “market pulp”, in Germany, which is the largest pulp import market in Europe. We also generate and sell a significant amount of surplus “green” energy to regional utilities. Our operations are located in Eastern Germany and Western Canada. We currently employ approximately 1,460 people. We operate three NBSK pulp mills with a consolidated annual production capacity of approximately 1.5 million ADMTs of NBSK pulp and 305 MW of electrical generation:

•	Rosenthal mill. Our wholly-owned subsidiary, Rosenthal, owns and operates the Rosenthal mill, a modern, efficient ISO 9001, 14001 and 50001 certified NBSK pulp mill that has an annual production capacity of approximately 360,000 ADMTs and 57 MW of electrical generation. The Rosenthal mill generated and exported 178,295 MWh of electricity in 2013, resulting in approximately $21.5 million in annual revenues. The Rosenthal mill is located in the town of Blankenstein, Germany, approximately 300 kilometers south of Berlin.

•	Celgar mill. Our wholly-owned subsidiary, Celgar, owns and operates the Celgar mill, a modern, efficient ISO 9001 and 14001 certified NBSK pulp mill with an annual production capacity of approximately 520,000 ADMTs and 100 MW of electrical generation. The Celgar mill generated and exported 127,729 MWh of electricity in 2013, resulting in approximately $12.3 million in annual revenues. The Celgar mill is located near the city of Castlegar, British Columbia, Canada, approximately 600 kilometers east of Vancouver, British Columbia, Canada.

•	Stendal mill. Our 83.0% owned subsidiary, Stendal, owns and operates the Stendal mill, a state-of-the-art, single-line, ISO 9001 and 14001 certified NBSK pulp mill that has an annual production capacity of approximately 660,000 ADMTs and 148 MW of electrical generation. The Stendal mill generated and exported 393,027 MWh of electricity in 2013, resulting in approximately $45.6 million in annual revenues. The Stendal mill is located near the town of Stendal, Germany, approximately 130 kilometers west of Berlin.

Organizational Chart

The following chart sets out our directly and indirectly owned principal operating subsidiaries, their jurisdictions of organization, their principal activities and their annual pulp production and electrical generation capacity:

History and Development of Business

In 1994, we commenced pulp operations with the acquisition of our Rosenthal mill. In 1999, we completed a major capital project which, among other things, converted that mill to the production of kraft pulp from sulphite pulp, increased its annual production capacity and improved efficiencies. The aggregate cost of this project was approximately $385.7 million, of which approximately $100.8 million was financed through government grants. Subsequent capital investments and efficiency improvements have reduced emissions and energy costs and increased the Rosenthal mill’s annual production capacity to approximately 360,000 ADMTs.

In September 2004, we completed construction of the Stendal mill at an aggregate cost of approximately $1.1 billion. The Stendal mill is one of the largest NBSK pulp mills in Europe. The Stendal mill was financed through a combination of government grants totaling approximately $332.0 million, low-cost, long-term project debt which is largely severally guaranteed by the federal government and a state government in Germany, and equity contributions.

We initially had a 63.6% ownership interest in Stendal and, over time, increased our interest to 83.0%. We and Stendal’s noncontrolling shareholder are parties to a shareholders’ agreement dated August 26, 2002, as amended, to govern our respective interests in Stendal. The agreement contains terms and conditions customary for these types of agreements, including restrictions on transfers of share capital and shareholder loans other than to affiliates, rights of first refusal on share and shareholder loan transfers, pre-emptive rights and piggyback rights on dispositions of our interest. The shareholders are not obligated to fund any further equity capital contributions to the project. The shareholders’ agreement provides that Stendal’s managing directors are appointed by holders of a simple majority of its share capital. Further, shareholder decisions, other than those mandated by law or for the provision of financial assistance to a shareholder, are determined by a simple majority of Stendal’s share capital.

In December 2013, our Stendal mill completed a $49.3 million project, referred to as “Project Blue Mill”, which was designed to increase production and efficiency through debottlenecking initiatives including the installation of an additional 46 MW steam turbine at our Stendal mill. The debottlenecking which, among other things, required a new turbine in order to enhance and efficiently utilize steam production is designed to increase the mill’s annual pulp production capacity by 30,000 ADMTs. The new turbine is also expected to initially produce an additional 109,000 MWh of surplus renewable energy for sale at premium pricing.

A significant portion of the capital investments at our German mills, including the construction of the Stendal mill, were financed through government grants. Since 1998, our German mills have benefited from approximately $464.1 million in government grants. These grants reduce the cost basis of the assets purchased when the grants are received and are not reported in our income.

In February 2005, we acquired the Celgar mill for $210.0 million plus $16.0 million for the defined working capital of the mill. The Celgar mill was completely rebuilt in the early 1990s through a C$850.0 million modernization and expansion project, which transformed it into a modern and competitive producer.

Since its acquisition, we have effected several capital projects and other initiatives at the Celgar mill to increase its annual pulp production capacity to 520,000 ADMTs and its production of “green” energy. This includes a capital project, referred to as the “Celgar Energy Project”, which was completed in September 2010 and increased the Celgar mill’s production of “green” energy and optimized its power generation capacity, at an aggregate cost of approximately $60.6 million, of which approximately $44.6 million was financed by grants from the Canadian federal government.

Our Competitive Strengths

Our competitive strengths include the following:

•	Modern and Competitive Mills. We operate three large, modern, competitive NBSK pulp mills that produce high-quality NBSK pulp, which is a premium grade of kraft pulp. We believe the relative age, production capacity and electrical generation capacity of our mills provide us with certain manufacturing cost and other advantages over many of our competitors.

•	Stable and Growing Income from Surplus Renewable Energy and Chemical Sales. Our modern mills generate electricity and steam in their boilers which is surplus to their operating requirements. Such energy is primarily produced from wood residuals which are a renewable carbon neutral source. All of our mills also generate and sell surplus energy to regional utilities. Our German mills benefit from special tariffs under Germany’s Renewable Energy Sources Act, referred to as the “Renewable Energy Act”, which provides for premium pricing. Our Celgar mill is party to a fixed electricity purchase agreement, referred to as the “Electricity Purchase Agreement”, with the regional public utility provider, for the sale of surplus power that runs until 2020. Our Stendal mill also produces tall oil as a chemical by-product which is sold to third parties. In 2013, our mills produced approximately 699,051 MWh of surplus renewable energy and generated approximately $92.2 million in revenues from energy and chemical sales. These sales provide us with a stable income unrelated to cyclical changes in pulp prices. In 2014, we expect our revenues from this source to increase as we completed the Blue Mill Project at our Stendal mill in December 2013, which is designed to produce an annual incremental 109,000 MWh of surplus energy. Additionally, in 2014, our Rosenthal mill is implementing a capital project to also produce and sell tall oil. We believe our generation and sale of surplus renewable “green” energy and chemicals provides us with a competitive energy advantage over less efficient mills.

•	Leading Market Position. We are among the largest publicly traded NBSK market pulp producers in the world, which provides us increased presence and better industry information in the markets in which we operate and provides for strong customer relationships with many large pulp consumers.

•	Strategic Locations and Customer Service. We are the only significant producer of market pulp in Germany, which is the largest pulp import market in Europe. Due to the proximity of our German mills to most of our European customers, we benefit from lower transportation costs relative to our major competitors. Our Celgar mill, located in Western Canada, is well situated to serve Asian and North American customers. We primarily work directly with customers to capitalize on our geographic diversity, coordinate sales and enhance customer relationships. We believe our ability to deliver high-quality pulp on a timely basis and our customer service make us a preferred supplier for many customers.

•	Advantageous Capital Investments and Financing. Our German mills are eligible to receive government grants in respect of qualifying capital investments. Over the last 16 years, our German mills have benefited from approximately $464.1 million of such government grants. In addition, our Celgar mill received approximately $55.6 million of grants under the Canadian government’s Pulp and Paper Green Transformation Program to fund the Celgar Energy Project and other smaller projects. All such grants reduce the cost basis of the assets purchased when the grants are received and are not reported in our income. Additionally, during the last ten years, capital investments at our German mills have reduced the amount of overall wastewater fees that would otherwise be payable by over $71.3 million. Further, our Stendal mill benefits from German governmental guarantees of its project financing, which permitted it to obtain better credit terms and lower interest costs than would otherwise have been available. Stendal’s project debt, which matures in 2017, currently bears interest at a substantially fixed rate of 5.28% per annum plus an applicable margin and is non-recourse to our other operations and Mercer Inc.

•	Proximity of Abundant Fiber Supply. Although fiber is cyclical in both price and supply, there is a significant amount of high-quality fiber within a close radius of each of our mills. This fiber supply, combined with our purchasing power and our current ability to meaningfully switch between whole logs chipped at our mills and sawmill residual chips, enables us to enter into contracts and arrangements which have generally provided us with sufficient fiber supply.

•	Experienced Management Team. Our directors and senior managers have extensive experience in the pulp and forestry industries. We also have experienced managers at all of our mills. Our management has a proven track record of implementing new initiatives and capital projects in order to reduce costs throughout our operations as well as identifying and harnessing new revenue opportunities.

Corporate Strategy

Our corporate strategy is to create shareholder value by focusing on the expansion of our asset and earnings base through organic growth and acquisitions, primarily in Europe and North America. We pursue organic growth through active management and targeted capital expenditures to generate a high return by increasing pulp, energy and chemical production, reducing costs and improving efficiency. We are also conducting research to develop innovative new products based on other derivatives of the kraft pulping process. We seek to acquire interests in companies and assets in the pulp industry and related businesses where we can leverage our experience and expertise in adding value through a focused management approach. Key features of our strategy include:

•	Targeted Capital Expenditures. We operate three large modern pulp mills as we believe these production facilities provide us with the best platform to be an efficient and competitive producer of high-quality NBSK pulp without the need for significant sustaining capital. We seek to make targeted capital expenditures that increase the production and operational efficiency of the mills, reduce costs and improve product quality. Over the last five years, we have invested approximately $200.0 million (including $73.0 million in associated government grants) in growth capital expenditures for capacity expansions and operational efficiencies.

•	Increasing Stable Revenues from Renewable Energy and Chemical Sales. We focus on the generation and sales of surplus renewable energy and chemicals and, because there are minimal associated incremental costs, such sales are highly profitable and they provide us with a stable income source unrelated to cyclical changes in pulp prices. In 2013, our mills sold 699,051 MWh of surplus electricity resulting in revenues of approximately $79.4 million, compared to 710,241 MWh and approximately $78.0 million in revenues in 2012. In December 2013, our Stendal mill completed Project Blue Mill to increase production and efficiency through debottlenecking initiatives and the installation of a 46 MW steam turbine at the mill. The new turbine is expected to initially produce an additional 109,000 MWh of surplus electricity annually. Our Rosenthal mill is implementing a capital project in 2014 to produce and sell tall oil. Based upon the current production levels of our mills, we expect to sell in excess of 840,000 MWh of surplus renewable energy in 2014. We continually explore and pursue initiatives to enhance our energy and chemical generation and sales in order to reduce volatility and increase our revenues from a stable source.

•	Focus on NBSK Market Pulp. We produce NBSK pulp because it is a premium grade kraft pulp and generally obtains the highest price relative to other kraft pulps. Although demand is cyclical, between 2004 and 2013 overall worldwide demand for bleached softwood kraft market pulp grew at an average of approximately 2% per annum. We focus on customers that produce tissue, specialty papers and high-quality printing and writing paper grades. We believe the growth in demand from tissue and specialty paper customers, which utilize a significant proportion of NBSK pulp, has more than offset the secular decline in demand from printing and writing paper customers. This allows us to benefit from our long-term relationships with tissue and paper manufacturers in Europe and participate in strong growth markets in emerging countries such as China where there has been strong growth in tissue demand.

•	Achieving Operational Excellence. Operating our mills reliably and at a competitive cost is important for our financial performance. In addition to our capital expenditure program, we continuously strive to develop maintenance systems and procedures that will improve the throughput of our products by increasing the reliability of our manufacturing processes. We also seek to reduce operating costs by better managing certain operating activities such as fiber procurement, sales, marketing and logistics activities. We believe that our continued focus on operational excellence should allow us to achieve improved profitability and cash flows.

•	Strategic Opportunities. We believe there will be continuing change and consolidation in the pulp and paper industry as industry participants continually seek to lower costs, refocus their product lines and react to ever changing global market conditions. We take an opportunistic approach to opportunities that can expand our earnings or grow our business.

The Pulp Industry

General

Pulp is used in the production of paper, tissues and paper-related products. Pulp is generally classified according to fiber type, the process used in its production and the degree to which it is bleached. Kraft pulp, a type of chemical pulp, is produced through a sulphate chemical process in which lignin, the component of wood which binds individual fibers, is dissolved in a chemical reaction. Chemically prepared pulp allows the wood’s fiber to retain its length and flexibility, resulting in stronger paper products. Kraft pulp can be bleached to increase its brightness. Kraft pulp is noted for its strength, brightness and absorption properties and is used to produce a variety of products, including lightweight publication grades of paper, tissues and other paper-related products.

There are two main types of bleached kraft pulp, being softwood kraft made from coniferous trees and hardwood kraft made from deciduous trees. Softwood species generally have long, flexible fibers which add strength to paper while fibers from species of hardwood contain shorter fibers which lend bulk and opacity. Generally, list prices for softwood pulp are higher than list prices for hardwood pulp.

We produce and sell NBSK pulp, which is a bleached kraft pulp manufactured using species of northern softwood and is considered a premium grade because of its strength. It generally obtains the highest price relative to other kraft pulps. Southern bleached softwood kraft pulp is kraft pulp manufactured using southern softwood species and does not possess the strength found in NBSK pulp. NBSK pulp is the sole pulp product of our mills.

Most paper users of market kraft pulp use a mix of softwood and hardwood grades to optimize production and product qualities. In 2013, market kraft pulp consumption was approximately 52% hardwood bleached kraft, 44% softwood bleached kraft and the remainder comprised of unbleached pulp. Over the last several years, production of hardwood pulp, based on fast growing plantation fiber primarily from Asia and South America, has increased much more rapidly than that of softwood grades that have longer growth cycles. Hardwood kraft generally has a cost advantage over softwood kraft as a result of lower fiber costs, higher wood yields and, for newer hardwood mills, economies of scale. As a result of this growth in supply and lower costs, kraft pulp customers have substituted some of the pulp content in their products to hardwood pulp.

Counteracting customers’ ability to substitute lower priced hardwood pulp for NBSK pulp is the requirement for strength and formation characteristics in finished goods. Paper and tissue makers focus on larger paper machines with higher speeds and lower basis weights for certain papers which require the strength characteristics of softwood pulp. Additionally, where paper products are lightweight or specialized, like direct mail, magazine paper or premium tissue, or where strength or absorbency are important, softwood kraft forms a significant proportion of the fiber used. As a result, we believe that the ability of kraft pulp users to further substitute hardwood for softwood pulp is limited by such requirements.

Kraft pulp can be made in different grades, with varying technical specifications, for different end uses. High-quality kraft pulp is valued for its reinforcing role in mechanical printing papers, while other grades of kraft pulp are used to produce lower priced grades of paper, including tissues and paper-related products.

Markets

We believe that over 130 million ADMTs of chemical pulp are converted annually into tissues, printing and writing papers, carton boards and other specialty grades of paper and paperboard around the world. We also believe that over one third of this pulp is sold on the open market as market pulp, while the remainder is produced for internal purposes by integrated paper and paperboard manufacturers.

Demand for kraft pulp is cyclical in nature and is generally related to global and regional levels of economic activity. In 2008, overall global demand for all kraft pulp types, including softwood, was negatively impacted by the weak global economic conditions and global financial and credit turmoil the world began to experience in the second half of that year and which continued into the first half of 2009. Significant producer shutdowns and curtailments, along with strong demand from China, resulted in an improved supply-demand balance and improved prices in the second half of 2009 through 2010. Although global pulp markets continued to strengthen in the first half of 2011, mainly driven by demand from Asia, economic uncertainty in Europe and credit tightening in China resulted in a decrease in demand and weaker pulp prices in the fourth quarter of 2011. In 2012, there was continued economic uncertainty in Europe and credit tightening in China in the first half of the year. Further, in the latter part of 2012, weak demand for paper in Europe resulted in some integrated producers curtailing their paper production and selling their pulp on the market, primarily in China. These factors negatively impacted demand and supply of pulp and resulted in generally weak pulp prices. In 2013, demand from China was stable throughout the year and supply was slightly under-balanced, which resulted in higher prices in 2013.

Between 2004 and 2013, worldwide demand for chemical market pulp grew at an average rate of approximately 2% annually. The following chart illustrates the global demand for chemical market pulp for the periods indicated:

Two key macro-economic trends in worldwide NBSK pulp demand over the last several years have been:

•	a significant increase in demand from emerging markets, and in particular China, which has more than offset a decline in demand in the mature markets of Europe, North America and Japan; and

•	partly related to the foregoing, there has been a significant shift in demand by end use, as demand from tissue and specialty producers has increased markedly and offset the secular decline in demand for printing and writing paper resulting from the rapid growth in digital media.

Since 2007, demand for chemical softwood market pulp has grown in the emerging markets of Asia, Eastern Europe and Latin America. China in particular has experienced substantial growth and its imports of softwood market pulp grew by approximately 13% per annum between 2004 and 2013. We believe the emerging markets now account for approximately 50% of total world demand. China now accounts for approximately 28% of global bleached softwood kraft market pulp demand, compared to only 12% in 2004. Western Europe currently accounts for approximately 27% of global bleached softwood kraft market pulp demand, compared to approximately 38% in 2004. We believe the demand in the mature markets of Europe, North America and Japan in 2013 will have declined by approximately 2.5 million ADMTs from its peak in 2005.

The following chart sets forth industry-wide bleached softwood kraft delivery levels to China for the periods indicated:

Growth in NBSK pulp demand in China and other emerging markets has, to a large extent, been driven by increased demand from tissue producers, as a result of economic growth and rising income levels and living standards in such markets. These factors generally contribute to a greater demand for personal hygiene products in such regions. In China alone, tissue producers have publicly announced plans to add a total of 132 tissue paper machines at various sites by the end of 2015 to increase their annual tissue capacity by approximately 4.9 million ADMTs. At this time there can be no assurance as to when and how much of such capacity expansion will be implemented.

This has also led to an overall shift in demand for NBSK pulp, as demand from tissue producers has increased, while demand from printing and writing end uses has decreased. Between 2004 and 2012 (the last year for which information is currently available), NBSK pulp demand for tissue production increased by approximately 106%.

The following chart compares NBSK pulp demand by end use in each of 2003 and 2012 (the latest year for which figures are currently available).

We believe 2013 NBSK demand by end use was generally consistent with the trend in the chart above.

A measure of demand for kraft pulp is the ratio obtained by dividing the worldwide demand of kraft pulp by the worldwide capacity for the production of kraft pulp, or the “demand/capacity ratio”. An increase in this ratio generally occurs when there is an increase in global and regional levels of economic activity. An increase in this ratio also generally indicates greater demand as consumption increases, which often results in rising kraft pulp prices and a reduction of inventories by producers and buyers. As prices continue to rise, producers continue to run at higher operating rates. However, an adverse change in global and regional levels of economic activity generally negatively affects demand for kraft pulp, often leading buyers to reduce their purchases and rely on existing pulp inventories. As a result, producers run at lower operating rates by taking downtime to limit the build-up of their own inventories. The demand/capacity ratio for softwood kraft pulp was approximately 94%, 94% and 92% in 2013, 2012 and 2011, respectively.

A significant factor affecting our market is the amount of closures of old, high-cost capacity. Over the last several years, mills in North America, Finland and Sweden were permanently or indefinitely closed. Although some capacity was restarted in late 2009 and 2010 in response to very high NBSK pulp prices, we believe the overall net effect reduced NBSK pulp supply and positively impacted markets. Between 2011 and 2013, we believe approximately 1.5 million ADMTs of pulp capacity was idled or shut down through mill closures or curtailments. Further, in efforts to improve environmental and safety standards, China has publicly stated that it will be reducing existing pulp and paper capacity in the near term by closing “old” mills, targeting a removal of 7.4 million ADMTs by the end of 2013. At this time, there can be no certainty as to the actual amount and timing of any such closures.

During the course of 2014, the supply of hardwood bleached kraft pulp production is projected to increase by approximately 2.1 million ADMTs, primarily from South America. This increase in hardwood chemical production is, in large part, targeted at the growing demand for pulp by tissue makers, particularly in China. As a result of generally lower prices for hardwood bleached pulp, this increase in supply could put downward pressure on NBSK pulp prices.

We are aware of one new NBSK mill in Russia which started up in 2013. The new mill provided a net incremental increase in annual pulp production capacity of approximately 490,000 ADMTs. Other than the foregoing, we are unaware of any new material NBSK pulp capacity that has been announced. However, certain integrated pulp and paper producers have the ability to discontinue paper production by idling their paper machines and selling their NBSK pulp production on the market, if market conditions, prices and trends warrant such actions. We believe that the absence of other plant expansions is due in part to fiber supply constraints and high capital costs.

NBSK Pulp Pricing

Pulp prices are highly cyclical. In general, kraft pulp is a globally traded commodity. Pricing and demand are influenced by the balance between supply and demand, as affected by global macroeconomic conditions, changes in consumption and capacity, the level of customer and producer inventories and fluctuations in exchange rates. As Northern Europe has historically been the world’s largest market and NBSK is the premium grade, the European NBSK market price is generally used as a benchmark price by the industry.

The average European list prices for NBSK pulp since 2000 have fluctuated between a low of approximately $447 per ADMT in 2002 to a high of $1,030 per ADMT in 2011.

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

In 2011, pulp prices remained strong in the first half of the year, reaching record levels of $1,030 per ADMT in Europe and $1,035 and $920 per ADMT in North America and China, respectively. However, uncertainty concerning the economic situation in Europe, along with credit tightening in China in the last part of the year, caused pulp prices to drop sharply to $825 per ADMT in Europe and $890 and $670 per ADMT in North America and China, respectively, by the end of the year. Economic uncertainty in Europe and China continued to dampen demand and NBSK pulp prices, which remained generally weak in 2012. In 2012, year-end list prices were approximately $810, $870 and $655 per ADMT in Europe, North America and China, respectively. In 2013, demand from China was stable throughout the year and supply was slightly under-balanced, which resulted in higher year-end list prices of $905 per ADMT in Europe and $990 and $750 per ADMT in North America and China, respectively.

A producer’s net sales realizations are list prices, net of customer discounts, commissions and other selling concessions. While there are differences between NBSK list prices in Europe, North America and Asia, European prices are generally regarded as the global benchmark and pricing in other regions tends to follow European trends. The nature of the pricing structure in Asia is different in that, while quoted list prices tend to be lower than Europe, customer discounts and rebates are much lower resulting in net sales realizations that are generally similar to other markets.

The majority of market NBSK pulp is produced and sold by Canadian and Northern European producers, while the price of NBSK pulp is generally quoted in U.S. dollars. As a result, NBSK pricing is often affected by fluctuations in the currency exchange rates for the U.S. dollar versus the Canadian dollar, the Euro and local currencies. NBSK pulp price increases during 2006, 2007 and the first half of 2008 were in large part offset by the weakening of the U.S. dollar. Similarly, the strengthening of the U.S. dollar against the Canadian dollar and the Euro towards the end of 2008 helped partially offset pulp price decreases caused by the deterioration in global economic conditions. The overall strengthening of the U.S. dollar against the Euro in 2010, and in particular in the first half of 2010, improved the operating margins of our German mills. Although the U.S. dollar weakened against the Euro for most of 2011, it strengthened at the end of 2011. Overall, the U.S. dollar was 8% stronger against the Euro in 2012 compared to 2011, partially offsetting pulp price decreases in 2012. In 2013, the U.S. dollar was 3% weaker against the Euro, compared to 2012, which reduced the operating margins of our German mills.

The global supply and demand balance for NBSK pulp is a key determinant in pulp pricing. Generally, we and other producers consider global NBSK pulp supply and demand to be evenly balanced when world inventory levels are at about 30 days’ supply.

The following chart sets forth changes in FOEX PIX Pulp index prices for NBSK pulp and global bleached softwood kraft inventory levels between 2004 and 2013:

Seasonality

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

Cooked pulp flows out of the digester and is washed and screened to remove most of the residual spent chemicals and partially cooked wood chips. The pulp then undergoes a series of bleaching stages where the brightness of the pulp is gradually increased. Finally, the bleached pulp is sent to the pulp machine where it is dried to achieve a dryness level of approximately 90%. The pulp is then ready to be baled for shipment to customers.

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

Research and Development

We, along with other pulp producers both individually and through industry associations, are conducting research and development focused on developing innovative new products that are based on derivatives of the kraft pulping process. Currently these derivatives are focused in two broad categories:

•	the further refinement of materials contained in black liquor, the extractive chemical and lignin containing compounds that are a result of the kraft pulping process; and

•	the further refinement of cellulose materials that are currently the basis of NBSK kraft pulp.

We are engaged with several research partners to participate in and develop new innovative products. To date, one of the most well-developed of these projects is a cellulose derivative generally referred to in the industry as “cellulose filaments”. Cellulose filaments are the result of a new process that unbinds the individual filaments that make up a cellulose fiber. In northern softwoods, there are approximately 1,000 filaments making up a single fiber. The filaments resulting from this patented process are long, ribbon-like structures that have unique strength characteristics similar to other chemical derivatives, such as aramids. We believe that this material may have commercial potential in many applications, including strength enhancers, solution stabilizers and specialty solutions for numerous other industries.

We are part of an industry association that has made considerable progress in developing a particular manufacturing process. We, along with other member companies, including certain other NBSK producers, have license rights to further develop and market existing intellectual property registered under patent to our industry association. Further, such association, in conjunction with one of its member companies, is constructing a pilot production facility and we have access to its product for development purposes. While there remains much research and development to be done, we are encouraged enough to continue to expend resources to develop this technology, both individually and in joint development arrangements with third parties. We estimate expenditures totaling approximately $3.0 million over the next three years.

Such research and development is still at an early stage and there has been no commercialization of the research to date. We currently estimate it may take between three and five years before we can determine if product applications can be commercialized. However, there can be no assurance that such research and development will ever result in commercialization or the production or sales of any products by us at a profit or at all.

Our Mills and Product

We manufacture and sell NBSK pulp produced from woodchips and pulp logs at our three mills.

The following table sets out our pulp production capacity and actual production by mill for the periods indicated:

	Annual Production Capacity(1)	Year Ended December 31,
		2013	2012	2011
Pulp Production by Mill:		(ADMTs)
Rosenthal	360,000	361,724	337,959	344,389
Celgar	520,000	447,935	490,018	488,007
Stendal	660,000	634,816	640,298	621,281

Total pulp production	1,540,000	1,444,475	1,468,275	1,453,677

(1)	Capacity is the rated capacity of the plants for the year ended December 31, 2013.

Rosenthal Mill. The Rosenthal mill is situated on a 220 acre site in the town of Blankenstein in the state of Thüringia, approximately 300 kilometers south of Berlin. The Saale river flows through the site of the mill. In late 1999, we completed a major capital project which converted the Rosenthal mill to the production of kraft pulp. It is a single line mill with a current annual production capacity of approximately 360,000 ADMTs of kraft pulp. The mill is self-sufficient in steam and electrical power. Some excess electrical power which is constantly generated is sold to the regional power grid. The facilities at the mill include:

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

Stendal Mill. The Stendal mill is situated on a 200 acre site owned by Stendal that is part of a larger 1,250 acre industrial park near the town of Stendal in the state of Saxony-Anhalt, approximately 300 kilometers north of the Rosenthal mill and 130 kilometers west of Berlin. The mill is adjacent to the Elbe river and has access to harbor facilities for water transportation. The mill is a single line mill with a current annual design production capacity of approximately 660,000 ADMTs of kraft pulp. The Stendal mill is self-sufficient in steam and electrical power. Some excess electrical power which is constantly being generated is sold to the regional power grid. The facilities at the mill include:

•	an approximately 920,000 square feet fiber storage area;

•	debarking and chipping facilities for pulp logs;

•	a fiber line, which includes ten SuperBatch™ digesters and bleaching facilities;

•	a pulp machine, which includes a dryer, a cutter and a baling line;

•	an approximately 108,000 square feet finished goods storage area;

•	a chemical recovery line, which includes a recovery boiler, evaporation plant, recausticizing plant and lime kiln;

•	a fresh water plant;

•	a wastewater treatment plant; and

•	a power station with two turbines capable of producing 148 MW of electrical power since the completion of Project Blue Mill in December 2013.

The kraft pulp produced at the Stendal mill is of a slightly different grade than the pulp produced at the Rosenthal mill as the mix of softwood fiber used is slightly different. This results in a complementary product more suitable for different end uses. The Stendal mill is capable of producing both totally chlorine free and elemental chlorine free pulp.

Celgar Mill. The Celgar mill is situated on a 400 acre site near the city of Castlegar, British Columbia. The mill is located on the south bank of the Columbia River, approximately 600 kilometers east of the port city of Vancouver, British Columbia, and approximately 32 kilometers north of the Canada-U.S. border. The city of Seattle, Washington is approximately 650 kilometers southwest of Castlegar. The Celgar mill is a single line mill with a current annual production capacity of approximately 520,000 ADMTs of kraft pulp. Internal power generating capacity resulting from the completion of the Celgar Energy Project in 2010 enables the Celgar mill to be self-sufficient in electrical power and to sell surplus electricity. The facilities at the Celgar mill include:

•	chip storage facilities with a capacity of 250,000 cubic meters of chips;

•	a woodroom containing debarking and chipping equipment for pulp logs;

•	a fiber line, which includes a dual vessel hydraulic digester, two stage oxygen delignification and a four stage bleach plant;

•	two pulp machines, which each include a dryer, a cutter and a baling line;

•	a chemical recovery line, which includes a recovery boiler, evaporation plant, recausticizing area and wastewater treatment system; and

•	two turbines and generators capable of producing approximately 48 MW and 52 MW, respectively, of electric power from steam produced by the recovery boiler and a power boiler.

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

Generation and Sales of “Green” Energy and Chemicals at our Mills

Our pulp mills are large scale bio-refineries that, in addition to pulp, also produce surplus “carbon neutral” or “green” energy. As part of the pulp production process our mills generate “green” energy using carbon-neutral biofuels such as black liquor and wood waste. Through the incineration of biofuels in the recovery and power boilers, our mills produce sufficient steam to cover all of our steam requirements and allow us to produce surplus electricity which we sell to third party utilities. As a result, we have benefitted from “green” energy legislation, incentives and commercialization that has developed over the last few years in Europe and Canada. In addition, in recent years we have applied considerable resources to increasing our capacity to produce and sell bio-chemicals, primarily tall oil for use in numerous applications including bio-fuels.

Our surplus energy and chemical sales provide our mills with a new stable revenue source unrelated to pulp prices. Since our energy and chemical production are by-products of our pulp production process, there are minimal incremental costs and our surplus energy and chemical sales are highly profitable. We believe that this revenue source gives our mills a competitive advantage over other older mills which do not have the equipment or capacity to produce and/or sell surplus power and/or chemicals in a meaningful amount.

In 2013 and 2012, we sold 699,051 MWh and 710,241 MWh of surplus energy, respectively, and recorded revenues of $79.4 million and $78.0 million, respectively, from such energy sales. In 2013 and 2012, we recorded revenues of $12.8 million and $15.0 million, respectively, from the sale of bio-chemicals.

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

In 2013, our Rosenthal and Stendal mills sold approximately 178,295 MWh and 393,027 MWh of electricity, respectively, for proceeds of $21.5 million and $45.6 million, respectively.

In December 2013, we completed Project Blue Mill which was designed to increase the Stendal mill’s annual pulp production by 30,000 ADMTs and initially produce an additional 109,000 MWh of surplus renewable electricity. We estimate that, based on forecasted pulp production and current prices, sales of such incremental surplus electricity will generate approximately $10.0 million in annual revenues for Stendal.

In 2013, our Stendal mill generated $12.8 million from the sale of tall oil, a by-product of our production process. In 2014, our Rosenthal mill is implementing a capital project to also produce and sell tall oil. We estimate that, when completed and based on current pricing, the project should permit the Rosenthal mill to generate approximately $1.6 million in net annual revenues from tall oil sales.

Celgar Mill

In September 2010, we completed the Celgar Energy Project at the Celgar mill to increase and optimize the mill’s production of “green” energy. The project included the installation of a 48 MW condensing turbine, which brought the mill’s installed generating capacity up to 100 MW, and upgrades to the mill’s bark boiler and steam consuming facilities. The Celgar mill has an Electricity Purchase Agreement with British Columbia Hydro and Power Authority, referred to as “B.C. Hydro”, for the sale of power generated from such project. Under the Electricity Purchase Agreement, the Celgar mill agreed to supply a minimum of approximately 238,000 MWh of surplus electrical energy annually to the utility over a ten-year term. We financed the Celgar Energy Project principally with funding of approximately $44.6 million of Canadian governmental grants.

In 2013, we sold approximately 127,729 MWh of surplus renewable electricity at our Celgar mill which generated approximately $12.3 million in annual revenues.

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

Fiber

Our mills are situated in regions which generally provide a relatively stable supply of fiber. The fiber consumed by our mills consists of wood chips produced by sawmills as a by-product of the sawmilling process and pulp logs. Wood chips are small pieces of wood used to make pulp and are either wood residuals from the sawmilling process or pulp logs chipped especially for this purpose. Pulp logs consist of lower quality logs not used in the production of lumber. Wood chips and pulp logs are cyclical in both price and supply.

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

In April 2008, the Russian government raised tariffs on the export of sawmill and pulp wood to 25% from 20%. A further increase to 80% was initially scheduled for January 1, 2009 but was officially deferred twice and Russia’s export tariff remained unchanged at 25% in 2011. In August 2012, Russia entered the World Trade Organization, or “WTO”, and, due to inclusion in the WTO, Russia has lowered its export tariffs to between 13% and 15%, which we believe has had a positive impact on European fiber supply.

During the past few years, certain customers have endeavored to purchase pulp that is produced using fiber that meets certain recognized wood certification requirements from forest certification agencies like FSC, PEFC, SFI-CSA. If the fiber we purchase does not meet certain wood certifications required by customers, it may make it more difficult or prevent us from selling our pulp to such customers. The wood certification process is a voluntary process which allows a company to demonstrate that they use forest resources in accordance with strict principles and standards in the areas of sustainable forest management practices and environmental management. In an effort to procure wood only from sustainably managed sources, we employ an FSC Chain of Custody protocol which requires tracking of fiber origins and preparing risk based assessments regarding the region and operator. In the areas where we operate, we are actively engaged in the further development of certification processes. Although wood certification requirements continue to evolve and are not consistent from jurisdiction to jurisdiction, we currently do not expect certification requirements to have a material adverse impact on our fiber procurement and pulp sales.

Offsetting some of the increases in demand for wood fiber have been initiatives in which we and other producers are participating to increase harvest levels in Germany, particularly from small private forest owners. We believe that Germany has the highest availability of softwood forests in Europe suitable for harvesting and manufacturing. We believe private ownership of such forests is approximately 50%. Many of these forest ownership stakes are very small and have been harvested at rates much lower than their rate of growth. In 2009, forest owners began to reduce their harvesting rates in response to slowing economies and weaker demand for pulp logs, leading to an undersupply which resulted in increased fiber prices during that year. Fiber prices continued to increase through most of 2010 and 2011, driven by a weak lumber market, lower harvesting in central Germany and increased demand for wood from the energy sector for heating and other bio-energy purposes. In 2012, fiber prices in Germany decreased by approximately 17% (in U.S. dollar terms), mainly due to reduced demand for fiber from the European particle board industry and other regional residual fiber users and the start of a recovery in lumber markets. In 2013, fiber prices in Germany increased by approximately 13%, mainly due to strong demand from the European board producers and sawmills, along with the increased demand for pellets due to an unusually cold winter. In addition to increased demand, high snow levels and summer floods in some areas in which we operate led to lower fiber supply levels during much of 2013.

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

In 2013, the Rosenthal mill consumed approximately 1.8 million cubic meters of fiber. Approximately 63% of such consumption was in the form of sawmill wood chips and approximately 37% was in the form of pulp logs. The wood chips for the Rosenthal mill are sourced from approximately 31 sawmills located primarily in the states of Bavaria, Baden-Württemberg and Thüringia and are within a 300 kilometer radius of the Rosenthal mill. Within this radius, the Rosenthal mill is the largest consumer of wood chips. Given its location and size, the Rosenthal mill is often the best economic outlet for the sale of wood chips in the area. Approximately 67% of the fiber consumed by the Rosenthal mill is spruce and the remainder is pine. While fiber costs and supply are subject to cyclical changes largely in the sawmill industry, we expect that we will be able to continue to obtain an adequate supply of fiber on reasonably satisfactory terms for the Rosenthal mill due to its location and our long-term relationships with suppliers. We have not historically experienced any significant fiber supply interruptions at the Rosenthal mill.

Wood chips for the Rosenthal mill are normally sourced from sawmills under one-year contracts with quarterly adjustments for market pricing. Substantially all of our chip supply is sourced from suppliers with which we have a long-standing relationship. Pulp logs are sourced from the state forest agencies in Thüringia, Saxony and Bavaria on a contract basis and partly from private holders and traders on the same basis as wood chips. Like the wood chip supply arrangements, these contracts tend to be for one-year terms with quarterly adjustments for market pricing. We organize the transportation of pulp logs sourced from the state agencies in Thüringia, Saxony and Bavaria after discussions with the agencies regarding the quantities of pulp logs that we require.

In 2013, the Stendal mill consumed approximately 3.3 million cubic meters of fiber. Approximately 24% of such fiber was in the form of sawmill wood chips and approximately 76% in the form of pulp logs. The core wood supply region for the Stendal mill includes most of the Northern part of Germany within an approximate 300 kilometer radius of the mill. We also purchase wood chips from Southwestern and Southern Germany. The fiber base in the wood supply area for the Stendal mill consisted of approximately 58% pine and 42% spruce and other species in 2013. The Stendal mill has sufficient chipping capacity to fully operate solely using pulp logs, if required. We source pulp logs partly from private forest holders and partly from state forest agencies in Thüringia, Saxony-Anhalt, Mecklenburg-Western Pomerania, Saxony, Lower Saxony, North Rhine-Westphalia, Hesse and Brandenburg. In addition, in 2013, the Stendal mill also imported fiber from Poland and the Baltic Sea region.

In 2013, the Celgar mill consumed approximately 2.4 million cubic meters of fiber. Approximately 72% of such fiber was in the form of sawmill wood chips and the remaining 28% came from pulp logs processed through its woodroom or chipped by a third party. The source of fiber at the mill is characterized by a mixture of species (whitewoods, douglas fir and cedar) and the mill sources fiber from a number of Canadian and U.S. suppliers.

As a result of the cyclical decline in sawmill chip supply resulting from lower lumber production in British Columbia commencing in 2008, the Celgar mill increased its U.S. purchases of fiber, diversified its suppliers and, where possible, increased chip production through third party field chipping contracts and existing sawmill suppliers. In 2009, the Celgar mill upgraded its woodroom which, along with subsequent improvements during the year, increased its capacity to be able to process up to 50% of the mill’s fiber needs. The woodroom upgrades also increased the mill’s ability to process smaller diameter logs and facilitate an efficient flow of fiber. This has increased the overall volume of fiber being processed and helped mitigate increases in the price of fiber.

The Celgar mill has access to approximately 21 different suppliers from Canada and the U.S., representing approximately 75% of its total annual fiber requirements. The Celgar mill’s woodroom and third party chippers supplied the remaining 25% of the mill’s fiber requirements in 2013. Chips are purchased in Canada and the U.S. in accordance with chip purchase agreements. Generally, pricing is reviewed and adjusted periodically to reflect market prices. One of the longer-term contracts is a so-called “evergreen” agreement, where the contract remains in effect until one of the parties elects to terminate after providing the stipulated notice. All other contracts are generally for one year with quarterly adjustments or on three-month terms.

To secure the volume of pulp logs required by its woodroom, the Celgar mill has entered into pulp log supply agreements, which can range from three-month to one-year terms, with a number of different suppliers, many of whom are also contract chip suppliers to the mill. All of the pulp log agreements can be terminated by either party for any reason, upon seven days’ written notice. The Celgar mill also purchased two non-renewable licenses at a cost of $1.2 million, which will provide saw logs to sawmills in the area and pulp logs for the Celgar mill to use.

In 2013, our fiber costs per unit at the Celgar mill were approximately 12% lower than in 2012, as a result of the impact of strong sawmill activity in the region.

Labor

Our labor costs are generally steady, with small overall increases due to inflation in wages and health care costs. Over the last three years, we have been able to largely offset such increases by increasing our efficiencies and production and streamlining operations.

In July 2013, we determined to reduce the Celgar mill’s workforce by approximately 85 employees in order to reduce the mill’s fixed costs. In 2013, we incurred pre-tax charges of approximately $5.0 million for severance and other personnel-related expenses in connection with this reduction. We currently estimate incurring additional pre-tax severance and personnel charges of approximately $0.6 million as additional personnel leave the workforce in 2014. In 2013, we restructured the management team at the Stendal mill and incurred expenses of $1.4 million in respect thereof.

Energy

Our energy is primarily generated from renewable carbon neutral sources, such as black liquor and wood waste. Our mills produce all of our steam requirements and generate excess energy which we sell to third party utilities. In 2013, we generated 1,710,224 MWh and sold 699,051 MWh of surplus energy. See also “– Generation and Sales of ‘Green’ Energy and Chemicals at our Mills”. We utilize fossil fuels, such as natural gas, primarily in our lime kilns and we use a limited amount for start-up and shutdown operations. Additionally, from time to time, mill process disruptions occur and we consume small quantities of purchased electricity and fossil fuels to maintain operations. As a result, all of our mills are subject to fluctuations in the prices for fossil fuels.

Chemicals

Our mills use certain chemicals which are generally available from several suppliers and sourcing is primarily based upon pricing and location. Although chemical prices have risen slightly over the last three years, we have been able to partially reduce our costs through improved efficiencies and capital expenditures. In connection with our focus on the growing bio-energy market, we sell tall oil, a by-product of our production process which is used as both a chemical additive and as a green energy source. In 2013, we generated $12.8 million from the sale of tall oil. In 2014, our Rosenthal mill is implementing a capital project which will allow it to process and sell tall oil. We currently expect tall oil sales to increase in future periods.

Cash Production Costs

Consolidated cash production costs per ADMT for our pulp mills are set out in the following table for the periods indicated:

	Year Ended December 31,
	2013	2012	2011
Cash Production Costs	(per ADMT)
Fiber	$356	$331	$383
Labor	62	60	60
Chemicals	63	63	64
Energy	32	24	28
Other	64	59	78

Total cash production costs(1)	$577	$537	$613

(1)	Cost of production per ADMT produced excluding depreciation.

Sales, Marketing and Distribution

Our pulp revenues by geographic area are set out in the following table for the periods indicated:

	Year Ended December 31,
	2013	2012	2011
Revenues by Geographic Area	(in thousands)
Germany	$309,399	$293,733	$357,106
Italy	65,654	55,443	71,695
Other European Union countries(1)	224,988	216,846	244,884
North America	30,404	61,103	96,520
China	300,827	295,797	326,610
Other Asia	49,855	42,692	42,970
Other countries	2,748	2,099	1,146

Total(2)	$983,875	$967,713	$1,140,931

(1)	Not including Germany or Italy; includes new entrant countries to the European Union from their time of admission.
(2)	Excluding intercompany sales and third party transportation revenues.

The following charts illustrate the geographic distribution of our pulp revenues as a percentage of our total pulp revenues for the periods indicated:

*	Not including Germany or Italy; includes new entrant countries to the European Union from their time of admission.

The distribution of our pulp sales by end customer are set out in the following table for the periods indicated:

	Year Ended December 31,
	2013	2012	2011
	(in thousands of ADMTs)
Tissue	523	576	602
Specialty	181	214	222
Printing & Writing	662	639	563
Other	74	45	41

	1,440	1,474	1,428

Our global sales and marketing group is responsible for conducting all sales and marketing of the pulp produced at our mills and currently has approximately 15 employees engaged full time in such activities. This group largely handles all European and North American sales directly. Sales to Asia are made directly or through commission agents overseen by our sales group. The global sales and marketing group handles sales to approximately 186 customers. We coordinate and integrate the sales and marketing activities of our German mills to realize on a number of synergies between them. These include reduced overall administrative and personnel costs and coordinated selling, marketing and transportation activities. We also coordinate sales from the Celgar mill with our German mills on a global basis, thereby providing our larger customers with seamless service across all major geographies. In marketing our pulp, we seek to establish long-term relationships by providing a competitively priced, high-quality, consistent product and excellent service. In accordance with customary practice, we maintain long-standing relationships with our customers pursuant to which we periodically reach agreements on specific volumes and prices.

Our pulp sales are on customary industry terms. At December 31, 2013, we had no material payment delinquencies. In 2013, two customers at a number of their individual mills accounted for 10% and 11%, respectively, of our pulp sales. In 2012, one customer at a number of its individual mills accounted for 11% of our pulp sales. In 2011, no single customer accounted for more than 10% of our pulp sales. We do not believe our pulp sales are dependent upon the activities of any single customer and the loss of any single customer would not have a material adverse effect on us.

Approximately 49%, 54% and 58% of our sales were to tissue and specialty paper product manufacturers for the years ended December 31, 2013, 2012 and 2011, respectively. Commencing in 2012 and continuing in 2013, our Celgar mill shifted sales of approximately 55,000 ADMTs per annum from a very large North American tissue producer to certain printing and writing customers in China as it could obtain higher margins on these particular sales volumes. Generally tissue producer customers are not as sensitive to cyclical declines in demand caused by downturns in economic activity. The balance of our sales was to other paper product manufacturers.

Transportation

We transport our NBSK pulp generally by truck, rail and ocean carriers through third-party carriers. We have a small fleet of trucks in Germany that deliver some of our German mills’ pulp. Our carrier contracts are generally from one to two years.

Our German mills are currently the only significant market kraft pulp producers in Germany, which is the largest import market for kraft pulp in Europe. We therefore have a competitive transportation cost advantage compared to Canadian and Northern European pulp producers when shipping to customers in Europe. Due to the location of our German mills, we are able to deliver pulp to many of our customers primarily by truck. Most trucks that deliver goods into Eastern Germany generally do not have significant backhaul opportunities as the region is primarily an importer of goods. We are therefore frequently able to obtain relatively low backhaul freight rates for the delivery of our products to many of our customers. Since many of our customers are located within a 500 kilometer radius of our German mills, we can generally supply pulp to customers of these mills faster than our competitors because of the short distances between the mills and our customers.

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

In each of the years ended December 31, 2013, 2012 and 2011, outbound transportation costs comprised approximately 9% of our total consolidated cost of sales. Generally, in recent years, our transportation costs have increased due to increases in fuel costs and lower shipping capacity. As a result, we have taken initiatives to target sales to the most “freight logical” customers for overseas sales.

Capital Expenditures

In 2013, we continued with our capital investment programs designed to increase pulp and green energy production capacity, reduce costs and improve efficiency and environmental performance at our mills. The improvements made at our mills over the years have reduced operating costs and increased the competitive position of our facilities.

Total capital expenditures at our mills are set out in the following table for the periods indicated:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Rosenthal	$8,375	$19,851	$19,094
Stendal	$32,524	$18,990	$11,547
Celgar	$4,798	$8,309	$21,878

Capital investments at the Rosenthal mill in 2013 related primarily to completion of the recovery upgrade project and the replacement of capital, while, in 2012, they related primarily to the mill’s recovery boiler upgrade, which reduced our wastewater fees. In 2011, capital expenditures related mainly to the installation of a new chipper and upgrades to the recovery process.

Capital investments at the Stendal mill in 2013 and 2012 related primarily to Project Blue Mill. In 2011, capital investments related mainly to relatively small projects designed to improve safety and environmental performance as well as improve the overall efficiency of the mill.

In December 2013, the Stendal mill completed Project Blue Mill, which increased production and efficiency at the mill through debottlenecking initiatives, including the installation of an additional 46 MW steam turbine. Project Blue Mill required $49.3 million in capital expenditures over about 21 months, which was primarily funded through approximately €11.3 million ($15.0 million) of non-refundable German government grants and a new €17.0 million ($22.2 million) five-year amortizing secured term debt facility, of which 80% is government guaranteed. The balance of Project Blue Mill was funded through operating cash flow of the Stendal mill and an aggregate of €6.5 million ($8.6 million) in pro rata shareholder loans from Mercer Inc. and Stendal’s noncontrolling shareholder.

Certain of our capital investment programs in Germany were partially financed through government grants made available by German federal and state governments. Under legislation adopted by the federal and certain state governments of Germany, government grants are provided to qualifying businesses operating in Eastern Germany to finance capital investments. The grants are made to encourage investment and job creation. For example, the government grants received in connection with Project Blue Mill require us to maintain the employment of core employees for five years after completion of the project. Currently, grants are available for up to 30% of the cost of qualified investments. Previously, government grants were available for up to 35% of the cost of qualified investments, such as for the construction of our Stendal mill. These grants at the 35% of cost level required that at least one permanent job be created for each €0.5 million ($0.7 million) of capital investment eligible for such grants and that such jobs be maintained for a period of five years from the completion of the capital investment project. Generally, government grants are not repayable by a recipient unless such recipient fails to complete the proposed capital investment or, if applicable, fails to create or maintain the requisite amount of jobs. In the case of such failure, the government is entitled to revoke the grants and seek repayment unless such failure resulted from material unforeseen market developments beyond the control of the recipient, in which case the government may refrain from reclaiming previous grants. Pursuant to legislation in effect at the time, the Stendal mill recorded approximately $349.5 million of government grants. We believe that we are in compliance in all material respects with all of the terms and conditions governing the government grants we have received in Germany. See “Item 3 – Legal Proceedings”.

The following table sets out for the periods indicated the effect of these government grants on the recorded value of such assets in our Consolidated Balance Sheets:

	As at December 31,
	2013	2012	2011
	(in thousands)
Property, plant and equipment, gross amount less amortization	$1,403,990	$1,431,355	$1,443,315
Less: government grants less amortization	365,359	364,849	378,348

Property, plant and equipment, net (as shown on the Consolidated Balance Sheet)	$1,038,631	$1,066,506	$1,064,967

The following table sets forth the gross amount of all government grants we have received and capitalized in our balance sheet, the associated amortization and the resulting net balance we include in our property, plant and equipment for the periods indicated:

	As at December 31,
	2013	2012	2011
	(in thousands)
Government grants—gross	$600,158	$569,039	$557,726
Less: Accumulated amortization	234,799	204,190	179,378

Government grants less accumulated amortization	$365,359	$364,849	$378,348

Qualifying capital investments at industrial facilities in Germany that reduce effluent discharges offset wastewater fees that would otherwise be required to be paid. For more information about our environmental capital expenditures, see “– Environmental”.

In 2013, capital expenditures at the Celgar mill included maintenance projects, while in 2012 such expenditures included a project to recover/recycle chemicals from the mill’s effluent, referred to as the “GAP Project”. In 2011, capital expenditures at the Celgar mill related to a project to improve the Celgar mill’s fiber line and oxygen delignification process.

In January 2014, we commenced the implementation of a new Enterprise Resource Planning, or “ERP”, solution to replace our existing business software applications at an estimated cost of $12.0 million. The project is designed to be completed in stages over the next three years. After considerable due diligence, we selected SAP, a global leader in the development of ERP solutions for medium to large sized international businesses.

The ERP installation will replace a suite of existing legacy systems which, while functional, will begin becoming obsolete in the near future. The ERP solution introduces state of the art end to end business solutions that will provide automation for most aspects of our business including finance, payroll, inventory management, sales, fiber management, supply chain, business analytics and forecasting.

To assist us through the implementation, we have engaged third party advisors with extensive experience in ERP implementations using contemporary systems implementation methodologies that will address not only the technical complexities of such an implementation but also assist with maintaining internal controls over financial reporting.

Excluding costs for projects financed through government grants, capital expenditures in 2014 are expected to be approximately $40.0 million, comprised principally of:

•	a tall oil plant, chip receiving project, wastewater reduction project and maintenance projects at the Rosenthal mill, aggregating approximately $16.0 million;

•	wastewater reduction projects at the Stendal mill and maintenance projects, aggregating approximately $8.6 million;

•	a chip screening project and maintenance projects at the Celgar mill, aggregating approximately $9.5 million; and

•	an ERP software implementation across the entire company, aggregating approximately $5.9 million.

Environmental

Our operations are subject to a wide range of environmental laws and regulations, dealing primarily with water, air and land pollution control. We devote significant management and financial resources to comply with all applicable environmental laws and regulations. Our total capital expenditures on environmental projects at our mills were approximately $1.9 million in 2013, as compared to approximately $12.0 million in 2012 related primarily to the Rosenthal mill’s recovery boiler upgrade. In 2014, capital expenditures for environmental projects are expected to be approximately $8.0 million.

We believe we have obtained all required environmental permits, authorizations and approvals for our operations. We believe our operations are currently in material compliance with the requirements of all applicable environmental laws and regulations and our respective operating permits.

Under German state environmental rules relating to effluent discharges, industrial users are required to pay wastewater fees based upon the amount of their effluent discharge. These rules also provide that an industrial user which undertakes environmental capital expenditures and lowers certain effluent discharges to prescribed levels may offset the amount of these expenditures against the wastewater fees that they would otherwise be required to pay. We estimate that the aggregate amount of wastewater fees we saved in 2013 as a result of environmental capital expenditures and initiatives to reduce allowable emissions and discharges at our Stendal mill was approximately $1.8 million. The estimated amount of accrued wastewater fees we expect to recover at our Rosenthal mill is approximately $3.0 million. Capital investment programs and other environmental initiatives at our German mills mostly offset the wastewater fees that were payable for 2013 and we believe they will ensure that our operations continue in substantial compliance with prescribed standards.

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

The Rosenthal mill has a relatively modern biological wastewater treatment and oxygen bleaching facility. We have significantly reduced our levels of absorbable organic halogen discharge at the Rosenthal mill and we believe the Rosenthal mill’s absorbable organic halogen and chemical oxygen discharges are in compliance with the standards currently mandated by the German government.

Management believes that, as the Stendal mill is a state-of-the-art facility, it will be able to continue to operate in compliance with the applicable environmental requirements.

The Celgar mill operates two landfills, one of which is an older site that the mill is in the process of decommissioning. The mill is continuing work on finalizing a closure plan for such site and then reviewing such plan with the British Columbia Ministry of Environment, or “MOE”. We expect to finalize our closure plan for the older landfill in 2014. The actual closure activities shall be effected pursuant to a timetable agreed to by the mill and the MOE. The cost of closing the landfill is expected to be approximately $3.0 million.

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

Climate Change

As there are differing scientific studies relating to the severity, extent and speed at which climate change is occurring, we cannot identify and predict all of the consequences of climate change on our business and operations.

To date, the effects and perceived effects of climate change and social and governmental responses have created both opportunities and negative consequences for our business.

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

As part of their production process, our mills take wood residuals and process them through a digester where cellulose is separated from the wood to be used in pulp production and the remaining residuals, called “black liquor”, is used for green energy production. As a result of their use of wood residuals and because our mills generate combined heat and power in a process known as cogeneration, they are efficient producers of energy. This energy is carbon neutral and produced from a renewable source. Our relatively modern mills generate a substantial amount of energy that is surplus to their operational requirements.

These factors, along with governmental initiatives in respect of renewable or green energy legislation, have provided business opportunities for us to enhance our generation and sales of green energy to regional utilities. In December 2013, we completed Project Blue Mill, a project at our Stendal mill to install a new 46 MW steam turbine which we expect will initially produce an additional 109,000 MWh of surplus electricity annually.

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

At this time, we cannot predict which, if any, of these potential opportunities will be realized by us or their economic effect on our business.

While all of the specific consequences to our business from climate change are not predictable, the most visible adverse consequence to date is that the focus on renewable energy has created greater demand and competition for wood residuals or fiber from renewable energy producers like the pellet industry in Germany.

In Germany, since 2006, the price and supply of wood residuals have been affected by an increasing demand from alternative or renewable energy producers and governmental initiatives for carbon neutral energy. Over the long term, this non-traditional demand for fiber is expected to increase in Europe. Additionally, the growing interest and focus in British Columbia for renewable green energy is also expected to create additional competition for such fiber in that region over time. Such additional demand for wood residuals may increase the competition and prices for wood residuals over time. See “– Production Costs – Fiber”.

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

Other potential negative consequences from climate change that over time may affect our business include:

•	a greater susceptibility of northern softwood forest to disease, fire and insect infestation;

•	the disruption of transportation systems and power supply lines due to more severe storms;

•	the loss of fresh water transportation for logs due to lower water levels;

•	decreases in quantity and quality of processed water for our mill operations;

•	the loss of northern softwood boreal forests in areas in sufficient proximity to our mills to competitively acquire fiber; and

•	lower harvest levels decreasing the supply of harvestable timber and, as a consequence, wood residuals.

Human Resources

We currently employ approximately 1,460 people. We have approximately 1,041 employees working in our German operations, including our wood procurement, transportation and sales subsidiaries. In addition, there are approximately 17 people employed at the office we maintain in Vancouver, British Columbia, Canada. Celgar currently employs approximately 405 people in its operations, the vast majority of which are unionized.

Rosenthal, which employs approximately 443 people, is bound by collective agreements negotiated with Industriegewerkschaft Bergbau, Chemie, Energie, or “IGBCE”, a national union that represents pulp and paper workers. In July 2013, our Rosenthal mill renewed its collective agreement for a two-year period until June 2015. The agreement provides for, among other things, an initial 1.8% wage increase for employees thereunder, with a subsequent 3% wage increase in May 2014.

Stendal and its subsidiaries employ approximately 592 people. In 2011, Stendal entered into a seven-year collective agreement with IGBCE effective July 2011. Since, prior to entering into this collective agreement, Stendal’s employees had relatively lower wages compared to their peers at other German pulp mills, this agreement provided for an approximately 5.5% wage increase in 2012. The collective agreement provides for a further 2.5% minimum annual wage increase from 2013 to 2015. The collective agreement is scheduled to expire in 2018.

Our Celgar mill settled, effective May 1, 2012, a new five-year collective agreement with its hourly workers to replace its expiring prior agreement. The agreement provided for lump sum payments of C$3,750 for all active employees in 2012 and 2013 and wage increases of 2.0%, 2.5% or 3.0% in each of 2014, 2015 and 2016. The collective agreement is scheduled to expire in April 2017. In July 2013, we commenced reducing the Celgar mill’s workforce by approximately 85 employees over a 12-month period to reduce fixed costs. See Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

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

Senior Notes

In November 2010, we issued $300.0 million in aggregate principal amount of 9.5% Senior Notes due 2017, referred to as the “Senior Notes”, to principally refinance our 9.25% Senior Notes due 2013. In July 2013, we issued an additional $50.0 million in principal amount of Senior Notes at a price of 104.5%. The Senior Notes bear interest at a rate of 9.5% per annum, payable semi-annually in arrears on December 1 and June 1. The Senior Notes mature on December 1, 2017. The Senior Notes are our senior unsecured obligations and, accordingly, rank junior in right of payment to all existing and future secured indebtedness and all indebtedness and liabilities of our subsidiaries, equal in right of payment with all of our existing and future unsecured senior indebtedness and senior in right of payment to any current or future subordinated indebtedness. The Senior Notes were issued under an indenture which, among other things, restricts our ability and the ability of our restricted subsidiaries under the indenture to: (i) incur additional indebtedness or issue preferred stock; (ii) pay dividends or make other distributions to our stockholders; (iii) purchase or redeem capital stock or subordinated indebtedness; (iv) make investments; (v) create liens and enter into sale and lease back transactions; (vi) incur restrictions on the ability of our restricted subsidiaries to pay dividends or make other payments to us; (vii) sell assets; (viii) consolidate or merge with or into other companies or transfer all or substantially all of our assets; and (ix) engage in transactions with affiliates. These limitations are subject to important qualifications and exceptions.

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

We have purchased and cancelled an aggregate of approximately $15.6 million in aggregate principal amount of our Senior Notes in connection with our share and debt repurchase program. As at December 31, 2013, approximately $334.4 million in aggregate principal amount of Senior Notes were outstanding.

Stendal Loan Facility

In August 2002, Stendal entered into a senior €828.0 million project finance facility, referred to as the “Stendal Loan Facility”. The Stendal Loan Facility was comprised of several tranches which covered, among other things, project construction and development costs, financing and start-up costs and working capital, as well as the financing of the debt service reserve account, or “DSRA”. The DSRA is an account maintained to hold and, if needed, pay up to one year’s principal and interest due under the facility as partial security for the lenders. Other than the revolving working capital tranche, no further advances are currently available under the Stendal Loan Facility.

Pursuant to the Stendal Loan Facility, interest accrues at variable rates between Euribor plus 0.90% and Euribor plus 1.80% per year. The facility allows Stendal to manage its risk exposure to interest rate risk, currency risk and pulp price risk by way of interest rate swaps, Euro and U.S. dollar swaps and pulp hedging transactions, subject to certain controls, including certain maximum notional and at-risk amounts. Pursuant to the terms of the facility, in 2002, Stendal entered into interest rate swap agreements in respect of borrowings to fix most of the interest costs under the Stendal Loan Facility at a rate of 5.28% plus an applicable margin, until final payment in October 2017.

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

In February 2009, we completed an agreement with Stendal’s lending syndicate to amend the Stendal Loan Facility, referred to as the “2009 Amendment”. Pursuant to the 2009 Amendment, Stendal’s obligation to repay €164.0 million of scheduled principal payments, referred to as the “Deferred Amount”, is deferred until maturity of the facility in September 2017. Until the Deferred Amount is repaid in full, Stendal may not make distributions, in the form of interest and capital payments on shareholder debt or dividends on equity invested, to its shareholders, including us. The 2009 Amendment also provides for a 100% cash sweep, referred to as the “Cash Sweep”, of any excess cash of Stendal which will be used first to fund the DSRA to a level sufficient to service the amounts due and payable under the Stendal Loan Facility during the then following 12 months, or “Fully Funded”, and second to prepay the Deferred Amount. Not included in the Cash Sweep is an amount of €15.0 million which Stendal is permitted to retain for working capital purposes. The DSRA balance as at December 31, 2013 was approximately €33.0 million.

The 2009 Amendment implemented a permitted leverage ratio of total senior debt to EBITDA, or “Senior Debt/EBITDA Cover Ratio”, to be effective from December 31, 2009 and to decline over time from 13.0x on its effective date to 4.5x on June 30, 2017. This ratio is determined semi-annually based on the Stendal mill’s trailing 12-month EBITDA and will be 5.5x as at June 30, 2014. Subsequently, Stendal’s lending syndicate waived compliance with the permitted leverage ratio for the year ended December 31, 2009. The 2009 Amendment also revised the Stendal Loan Facility’s annual debt service cover ratio, or “Annual Debt Ratio”.

The 2009 Amendment includes the following as events of default:

•	if scheduled debt service for two consecutive half-year periods is partially or wholly financed by drawings from the DSRA and as a result the DSRA is less than 33 1⁄3% Fully Funded;

•	if the DSRA is fully drawn and Stendal exercises its current six-month principal payment deferral right in respect of the next repayment date;

•	failure to meet the Senior Debt/EBITDA Cover Ratio or Annual Debt Ratio; or

•	if, from December 31, 2011 until the date the Stendal Loan Facility is fully repaid, Mercer Inc. raises proceeds from an equity financing (subject to certain exceptions) and the DSRA is not Fully Funded and if we fail to contribute the lesser of 50% of the net proceeds raised or €10.0 million to the capital of Stendal.

The 2009 Amendment provides that Stendal and its shareholders may, once per fiscal year, cure a deficiency in each of the Annual Debt Ratio or the Senior Debt/EBITDA Cover Ratio by way of a capital contribution or fully subordinated shareholder loan to Stendal in the amount necessary to cure such deficiency and thereby prevent the occurrence of an event of default. Our ability to fund this cure is substantially limited by the terms of the Senior Notes.

In January 2012, in order to permit Stendal to enter into the Blue Mill Facility, the Stendal Loan Facility was amended. In particular, the funds in the DSRA were permitted to be used to bridge any deficiency in funding for Project Blue Mill, payments to Stendal’s capital reserves are no longer an equity cure measure under the Stendal Loan Facility and the Stendal Loan Facility now has a cross-default provision with the Blue Mill Facility.

On September 30, 2013, we completed an amendment agreement, referred to as the “2013 Amendment”, with Stendal’s lending syndicate, referred to as the “Lenders”, to amend the Stendal Loan Facility and the Blue Mill Facility, together, the “Stendal Facilities”. The 2013 Amendment modifies the Stendal Facilities to provide the Stendal mill greater financial flexibility by, among other things:

•	waiving compliance with the Annual Debt Ratio and the Senior Debt/EBITDA Cover Ratio, together, the “Ratios”, in 2013;

•	amending the Ratios so that the financial covenants now deduct from senior debt cash in the DSRA and cash above a stipulated threshold;

•	revising the Annual Debt Ratio requirement to be at least 1.1x until maturity and providing that a failure to satisfy such covenant to maintain the Annual Debt Ratio under the Stendal Facilities would only be an event of default when amounts in the DSRA plus certain cash reserves are below a specified threshold; and

•	reducing the amount required to cure financial covenant defaults under the Stendal Facilities.

Since completion of the Stendal mill in September 2004, Stendal has repaid €255.0 million of the Stendal Loan Facility. As at December 31, 2013, the principal amount outstanding under the Stendal Loan Facility was €412.9 million ($568.9 million).

Blue Mill Facility

In January 2012, our Stendal mill entered into the Blue Mill Facility, being a €17.0 million amortizing term facility, to finance Project Blue Mill. The Blue Mill Facility, 80% of which is guaranteed by the State of Saxony-Anhalt, bears interest at a rate of Euribor plus 3.5% per annum and is scheduled to mature in September 2017. The Blue Mill Facility’s annual debt service cover ratio and permitted ratio of total debt to EBITDA are identical to the Annual Debt Ratio and the Senior Debt/EBITDA Cover Ratio in the Stendal Loan Facility (including cure provisions). The Blue Mill Facility and the Stendal Loan Facility share the same security and have cross-default provisions. The Blue Mill Facility will be repaid in nine half-yearly installments, together with accrued interest commencing September 30, 2013 and will be non-recourse to Mercer Inc. On September 30, 2013, we completed an amendment to the Blue Mill Facility as more fully described in the summary of our Stendal Loan Facility above.

As at December 31, 2013, €15.4 million ($21.2 million) was outstanding and was accruing interest at a rate of approximately 3.84%.

Rosenthal Loan Facilities

Our Rosenthal mill has the following credit facilities:

•	a €25.0 million revolving working capital facility that matures October 2016, referred to as the “Rosenthal Loan Facility”. The Rosenthal Loan Facility consists of a revolving credit facility which may be utilized by way of cash advances or advances by way of letter of credit or bank guarantees. The interest payable on cash advances is Euribor plus 3.5%, plus certain other costs incurred by the lenders in connection with the facility. Each cash advance is to be repaid on the last day of the respective interest period and in full on the termination date and each advance by way of a letter of credit or bank guarantee shall be repaid on the applicable expiry date of such letter of credit or bank guarantee. An interest period for cash advances shall be one, three or six months or any other period as Rosenthal and the lenders may determine. There is also a 1.1% per annum commitment fee on the unused and uncancelled amount of the revolving facility which is payable semi-annually in arrears. This facility is secured by a first ranking security interest on the inventories, receivables and accounts of Rosenthal. It also provides Rosenthal with a hedging facility relating to the hedging of the interest, currency and pulp prices as they affect Rosenthal pursuant to a strategy agreed to by Rosenthal and the lender from time to time. As at December 31, 2013, €0.6 million was supporting bank guarantees, leaving approximately €24.4 million available under this facility;

•	a €4.4 million investment loan, referred to as the “Rosenthal Investment Loan”, with a lender, relating to the purchase of a wash press in 2009 at our Rosenthal mill. The four-year amortizing investment loan bears interest at the rate of Euribor plus 2.75% and matures in February 2014. Borrowings under this agreement are secured by the wash press equipment. As at December 31, 2013, the principal amount outstanding under the Rosenthal Investment Loan was €0.5 million ($0.7 million); and

•	a €5.0 million revolving credit facility for our Rosenthal mill which bears interest at the rate of the three-month Euribor plus 3.5%. Borrowings under this agreement are secured by certain land at the Rosenthal mill. The facility matures in December 2015. As at December 31, 2013, €1.1 million was supporting bank guarantees, leaving approximately €3.9 million available under this facility.

As at December 31, 2013, the total amount of funds available under the working capital facilities associated with the Rosenthal mill was €28.3 million.

Celgar Working Capital Facility

On May 2, 2013, our Celgar mill entered into a Second Amended and Restated Credit Agreement with the lenders party thereto relating to its C$40.0 million revolving working capital credit facility, referred to as the “Celgar Working Capital Facility”.

The Celgar Working Capital Facility matures on May 2, 2016. Such facility is available by way of: (i) Canadian and U.S. denominated advances which bear interest at a designated prime rate plus 0.25% for Canadian advances and at a designated base rate plus 0.25% per annum for U.S. advances; (ii) banker’s acceptance equivalent loans which bear interest at the applicable Canadian dollar bankers’ acceptance rate plus 1.75% per annum; and/or (iii) LIBOR advances which bear interest at the applicable LIBOR plus 1.75% per annum. The Celgar Working Capital Facility also incorporates a C$3.0 million letter of credit sub line. Celgar is also required to pay a 0.35% per annum standby fee monthly in arrears on any unutilized portion of the revolving facility. Availability of drawdowns under the facility is subject to a borrowing base limit that is based upon the Celgar mill’s eligible accounts receivable and inventory levels from time to time. The Celgar Working Capital Facility is secured by, among other things, a first fixed charge on the current assets of Celgar.

As at December 31, 2013, C$33.3 million of funds were available under the Celgar Working Capital Facility.

Internet Availability and Additional Information

We make available free of charge on or through our website at www.mercerint.com annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and all amendments to these reports, as soon as reasonably practicable after we file these materials with, or furnish these materials to, the SEC. The public may read and copy any material we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site at www.sec.gov that also contains our current and periodic reports, including our proxy and information statements.

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

There are a number of important factors, many of which are beyond our control that could cause actual conditions, events or results to differ significantly from those described in the forward-looking statements. These factors include, but are not limited to, the following:

•	the highly cyclical nature of our business;

•	our level of indebtedness could negatively impact our financial condition, results of operations and liquidity;

•	a weakening of the global economy could adversely affect our business and financial results and have a material adverse effect on our liquidity and capital resources;

•	cyclical fluctuations in the price and supply of our raw materials could adversely affect our business;

•	we operate in highly competitive markets;

•	we are exposed to currency exchange rate and interest rate fluctuations;

•	we use derivatives to manage certain risks which has caused significant fluctuations in our operating results;

•	we are subject to extensive environmental regulation and we could have environmental liabilities at our facilities;

•	our business is subject to risks associated with climate change and social government responses thereto;

•	our new ERP system may cost more than expected, be delayed, fail to perform as planned and interrupt operational transactions during and following the implementation, which could adversely affect our operations and results of operations;

•	our operations require substantial capital and we may be unable to maintain adequate capital resources to provide for such requirements;

•	future acquisitions may result in additional risks and uncertainties in our business;

•	changes in credit ratings issued by nationally recognized statistical rating organizations could adversely affect our cost of financing and have an adverse effect on the market price of our securities;

•	the actual benefits of the Celgar workforce reduction may differ from those currently expected;

•	we are subject to risks related to our employees;

•	we rely on German federal and state government grants and guarantees and participate in German and European statutory energy programs;

•	we are dependent on key personnel;

•	we may experience material disruptions to our production (including as a result of, among other things, planned and unplanned maintenance shutdowns);

•	if our long-lived assets become impaired, we may be required to record non-cash impairment that could have a material impact on our results of operations;

•	we may incur losses as a result of unforeseen or catastrophic events, including the emergence of a pandemic, terrorist attacks or natural disasters;

•	our insurance coverage may not be adequate;

•	we rely on third parties for transportation services;

•	the price of our common stock may be volatile; and

•	a small number of our stockholders could significantly influence our business.

From time to time, we also provide forward-looking statements in other materials we release as well as oral forward-looking statements. Such statements give our current expectations or forecasts of future events; they do not relate strictly to historical or current facts.

Statements in the future tense, and all statements accompanied by terms such as “may”, “will”, “believe”, “project”, “expect”, “estimate”, “assume”, “intend”, “design”, “anticipate”, “plan”, “should” and variations thereof and similar terms are intended to be forward-looking statements as defined by federal securities law. You can find examples of these statements throughout this annual report on Form 10-K, including in the description of business in “Item 1. Business” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”. While these forward-looking statements reflect our best estimates when made, the following risk factors could cause actual results to differ materially from estimates or projections.

We intend that all forward-looking statements we make will be subject to safe harbor protection of the federal securities laws pursuant to Section 27A of the Securities Act of 1933, as amended, referred to as the “Securities Act”, and Section 21E of the Securities Exchange Act of 1934, as amended, referred to as the “Exchange Act”.

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

Industry capacity can fluctuate as changing industry conditions can influence producers to idle production capacity or permanently close mills. In addition, to avoid substantial cash costs in idling or closing a mill, some producers will choose to operate at a loss, sometimes even a cash loss, which can prolong weak pricing environments due to oversupply. Oversupply of our products can also result from producers introducing new capacity in response to favorable pricing trends. Certain integrated pulp and paper producers have the ability to discontinue paper production by idling their paper machines and selling their NBSK pulp production on the market, if market conditions, prices and trends warrant such actions.

During the course of 2014, the supply of hardwood bleached kraft pulp production is projected to increase by approximately 2.1 million ADMTs, primarily from South America. This increase in hardwood chemical production is, in large part, targeted at the growing demand for pulp by tissue makers, particularly in China. If such additional hardwood pulp supply is not absorbed by such demand growth and, as a result of generally lower prices for hardwood bleached pulp, this supply increase could put downward pressure on NBSK pulp prices.

Demand for pulp has historically been determined primarily by general global macroeconomic conditions and has been closely tied to overall business activity. NBSK pulp prices can fluctuate widely over time. Between 2000 and 2013, European list prices for NBSK pulp have fluctuated between a low of approximately $447 per ADMT in 2002 to a high of $1,030 per ADMT in 2011.

In the first half of 2011, pulp prices were near record levels but declined sharply in the latter part of the year and into 2012, primarily due to economic uncertainty in Europe and credit tightening in China. Economic uncertainty in Europe and China, respectively, impacted both demand and prices. At the end of 2012, list prices were approximately $810 in Europe, $870 in North America and $655 in China. In 2013, list prices were on average approximately 6% higher than 2012. At the end of 2013, list prices were approximately $905 in Europe, $990 in North America and $750 in China.

A producer’s actual sales price realizations are list prices net of customer discounts, rebates and other selling concessions. Over the last three years, these have increased as producers compete for customers and sales. Our sales price realizations are also affected by NBSK price movements between the order and shipment dates.

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

Our level of indebtedness could negatively impact our financial condition, results of operations and liquidity.

As of December 31, 2013, we had approximately $979.4 million of indebtedness outstanding, of which $590.1 million relates to indebtedness of our Stendal mill pursuant to the Stendal Facilities. We may also incur additional indebtedness in the future. Our high debt levels may have important consequences for us, including, but not limited to the following:

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

Certain of the agreements governing our indebtedness, including the Stendal Facilities, have covenants that require us to maintain prescribed financial ratios and tests. We recently found it necessary to seek waivers and amendments in respect of certain ratios under the Stendal Facilities. As the Senior Debt/EBITDA Cover Ratio is based on Stendal’s trailing 12-month EBITDA and its weak 2013 operating results, there can be no assurance that Stendal will be in compliance with such ratio at its next measurement date of June 30, 2014. Failure to comply with such covenants could result in events of default and could have a material adverse effect on our liquidity, results of operations and financial condition.

Our ability to repay or refinance our indebtedness will depend on our future financial and operating performance. Our performance, in turn, will be subject to prevailing economic and competitive conditions, as well as financial, business, legislative, regulatory, industry and other factors, many of which are beyond our control. Our ability to meet our future debt service and other obligations, in particular the Stendal Loan Facility, may depend in significant part on the extent to which we can implement successfully our business strategy. We cannot assure you that we will be able to implement our strategy fully or that the anticipated results of our strategy will be realized. Over the next several years, we will require financing to refinance maturing debt obligations (unless extended), and such refinancing may not be available on favorable terms or at all.

A weakening of the global economy could adversely affect our business and financial results and have a material adverse effect on our liquidity and capital resources.

Principally, as pulp demand has historically been determined by general global macroeconomic activities, demand and prices for our product have historically decreased substantially during economic slowdowns. For example, economic weakness in Europe since the 2008 global financial crisis has adversely affected demand for pulp. Additionally, restricted credit availability restrains our customers’ ability or willingness to purchase our products resulting in lower revenues. Depending on their severity and duration, the effects and consequences of a global economic downturn could have a material adverse effect on our liquidity and capital resources, including our ability to raise capital, if needed, and otherwise negatively impact our business and financial results.

Cyclical fluctuations in the price and supply of our raw materials could adversely affect our business.

Our main raw material is fiber in the form of wood chips and pulp logs. Such fiber is cyclical in terms of both price and supply. The cost of wood chips and pulp logs is primarily affected by the supply and demand for lumber. Demand for these raw materials is generally determined by the volume of pulp and paper products produced globally and regionally. Since 2006, generally higher energy prices and a focus on, and governmental initiatives related to, “green” or renewable energy have led to an increase in renewable energy projects in Europe, including Germany. Demand for wood residuals from such energy producers, combined with lower harvesting rates, has generally put upward pressure on prices for wood residuals, such as wood chips, in Germany and its neighboring countries. This has resulted in higher fiber costs for our German mills and such trend could continue to put further upward pressure on wood chip prices.

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

We do not own any timberlands or have any material long-term governmental timber concessions and we currently have few long-term fiber contracts at our German operations. Raw materials are available from a number of suppliers and we have not historically experienced material supply interruptions or substantial sustained price increases. However, our requirements have increased and may continue to do so as we expand capacity through capital projects or other efficiency measures at our mills. As a result, we may not be able to purchase sufficient quantities of these raw materials to meet our production requirements at prices acceptable to us during times of tight supply. In addition, the quantity, quality and price of fiber we receive could be affected as a result of industrial disputes, material curtailments or shut-down of operations by suppliers, government orders and legislation (including new taxes or tariffs), weather conditions, acts of God and other events beyond our control. An insufficient supply of fiber or reduction in the quality of fiber we receive would materially adversely affect our business, financial condition, results of operations and cash flow. In addition to the supply of wood fiber, we are dependent on the supply of certain chemicals and other inputs used in our production facilities. Any disruption in the supply of these chemicals or other inputs could affect our ability to meet customer demand in a timely manner and could harm our reputation. Any material increase in the cost of these chemicals or other inputs could have a material adverse effect on our business, results of operations, financial condition and cash flows.

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

Most of our operating costs and expenses, other than those of the Celgar mill, are incurred in Euros while the majority of our sales are in products quoted in U.S. dollars. In addition, the Celgar mill costs are primarily incurred in Canadian dollars and the pulp sold by the Celgar mill is quoted in U.S. dollars. Our results of operations and financial condition are reported in U.S. dollars. As a result, our expenses are adversely affected by a decrease in the value of the U.S. dollar relative to the Euro and to the Canadian dollar. Such shifts in currencies relative to the Euro and the Canadian dollar reduce our operating margins and the cash flow available to fund our operations and to service our debt. This could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Interest on borrowings under the revolving working capital and investment loan facilities for our Celgar and Rosenthal mills are at “floating” rates. As a result, increases in interest rates will increase our costs of borrowing and reduce our operating margins.

We use derivatives to manage certain risk which has caused significant fluctuations in our operating results.

In 2002, Stendal entered into variable-to-fixed interest rate swaps to fix interest payments under the Stendal Loan Facility, which for several years prevented Stendal from benefiting from the general decline in interest rates that ensued. Because we effectively fixed the rate on our Stendal Loan Facility, the value of our derivative position moves inversely to interest rates.

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

We are subject to liability for environmental damage at the facilities that we own or operate, including damage to neighboring landowners, residents or employees, particularly as a result of the contamination of soil, groundwater or surface water and especially drinking water. The costs of such liabilities can be substantial. Our potential liability may include damages resulting from conditions existing before we purchased or operated these facilities. We may also be subject to liability for any offsite environmental contamination caused by pollutants or hazardous substances that we or our predecessors arranged to transport, treat or dispose of at other locations. In addition, we may be held legally responsible for liabilities as a successor owner of businesses that we acquire or have acquired. Except for Stendal, our facilities have been operating for decades and we have not done invasive testing to determine whether or to what extent any such environmental contamination exists. As a result, these businesses may have liabilities for conditions that we discover or that become apparent, including liabilities arising from non-compliance with environmental laws by prior owners. Because of the limited availability of insurance coverage for environmental liability, any substantial liability for environmental damage could materially adversely affect our results of operations and financial condition.

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

In Germany, government and social focus on and demand for “carbon neutral” or “green” energy has created greater demand and competition for the wood residuals or fiber that is consumed by our pulp mills as part of their production process. This has helped drive up the cost of fiber for German mills. In addition, further or new governmental initiatives or legislation may also increase both the demand and prices for wood residuals. As governments pursue green energy initiatives, they may implement financial, tax, pricing or other legislated incentives for renewable energy producers that “cannibalize” or materially adversely affect fiber supplies for existing traditional users, such as lumber and pulp and paper producers.

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

Other potential risks to our business from climate change include:

•	a greater susceptibility of northern softwood forest to disease, fire and insect infestation, which could diminish fiber availability;

•	the disruption of transportation systems and power supply lines due to more severe storms;

•	the loss of water transportation for logs due to lower water levels;

•	decreases in quantity and quality of processed water for our mill operations;

•	the loss of northern softwood boreal forests in areas in sufficient proximity to our mills to competitively acquire fiber; and

•	lower harvest levels decreasing the supply of harvestable timber and, as a consequence, wood residuals.

The occurrence of some or all of these events could have a material adverse effect on our operations and/or financial results.

Our new ERP system may cost more than expected, be delayed, fail to perform as planned and interrupt operational transactions during and following the implementation, which could adversely affect our operations and results of operations.

In January 2014, we commenced the implementation of a new ERP solution to replace our existing business software applications at a total estimated cost of $12.0 million. The project is designed to be completed in stages over the next three years. Such projects are inherently complex, resource intensive, and lengthy. As a result, we could experience unplanned or unforeseen issues that could adversely affect the project, our business and/or our results of operations, including:

•	costs of implementation that materially exceed our expectation;

•	delays in the go-live of one or more of the stages of the project, resulting in additional costs or time for completion;

•	errors in implementation resulting in errors in the commencement or reporting of business transactions;

•	failure in the deliverables of our key partners, suppliers and implementation advisors, resulting in an inferior product, reduced business efficacy and the project not providing expected benefits;

•	deficiencies in the training of employees in the use of the new solution, resulting in errors in the recording of data or transactions, leading to delays in input deliveries and production impairment;

•	a control failure during or post implementation, which may result in a material weakness in our internal controls over financial reporting; and

•	other implementation issues leading to delays and impacts on our business.

Our operations require substantial capital and we may be unable to maintain adequate capital resources to provide for all of our capital requirements.

Our business is capital intensive and requires that we regularly incur capital expenditures to maintain our equipment, improve efficiencies and, as a result of changes to environmental regulations that require capital expenditures, bring our operations into compliance with such regulations. In addition, our senior management and board of directors may approve projects in the future that will require significant capital expenditures. Increased capital expenditures could have a material adverse effect on our cash flow and our ability to satisfy our debt obligations. If our available cash resources and cash generated from operations are not sufficient to fund our operating needs and capital expenditures, we would have to obtain additional funds from borrowings or other available sources or reduce or delay our capital expenditures. The global financial crisis in 2008 adversely affected global credit conditions, caused a downturn in the global economy and resulted in a significant tightening in the credit markets and the overall availability of credit. Our indebtedness could adversely affect our financial health, limit our operations and impair our ability to raise additional capital. If this occurs, we may not be able to obtain additional funds on favorable terms or at all. If we cannot maintain or upgrade our equipment as may be required from time to time, we may become unable to manufacture products that compete effectively. An inability to make required capital expenditures in a timely fashion could have a material adverse effect on our growth, business, financial condition or results of operations.

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

The actual benefits of the Celgar mill workforce reduction may differ from those currently expected.

In July 2013, we commenced implementing a workforce reduction at the Celgar mill to, among other things, reduce the mill’s fixed costs and improve its competitiveness. We currently estimate that the Celgar mill will realize approximately $8.0 million to $10.0 million in annual pre-tax cost savings once such restructuring has been completed, and currently expect to realize approximately 80% of such savings in 2014. The Celgar workforce reduction initiative is subject to various risks, which could result in the actual benefits of the initiative differing from those currently anticipated. These risks and uncertainties include, among others, that unanticipated disruptions to the Celgar mill’s operations may result in additional costs being incurred, anticipated benefits not being realized and may adversely impact the mill’s operations.

We are subject to risks related to our employees.

The majority of our employees are unionized and we have collective agreements in place with our employees at all of our mills. Although we have not experienced any work stoppages in the past, there can be no assurance that we will be able to negotiate acceptable collective agreements or other satisfactory arrangements with our employees upon the expiration of our collective agreements. This could result in a strike or work stoppage by the affected workers. The registration or renewal of the collective agreements or the outcome of our wage negotiations could result in higher wages or benefits paid to union members. Accordingly, we could experience a significant disruption of our operations or higher on-going labor costs, which could have a material adverse effect on our business, financial condition, results of operations and cash flow. In addition, whenever we seek to reduce workforce at any of our mills, the affected mill’s labor force could seek to hinder or delay such actions, we could incur material severance or other costs, and our operations could be disrupted.

We rely on government grants and guarantees and participate in German and European statutory energy programs.

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

Since 2005, our German mills have benefitted from sales of emission allowances under the EU ETS. Since our German mills receive stipulated special tariffs under the Renewable Energy Act, the amount of emissions allowances granted to our German mills under the EU ETS has been reduced. Additionally, such emission allowances are subject to statutory amendment or change in the future.

In parallel with the European Commission’s recently initiated formal investigation of Germany’s renewable energy charge system under the Renewable Energy Act, the German government has proposed plans to withdraw or amend the exemption from a surcharge for companies that produce energy used in their own manufacturing processes. Additionally, the European Commission has expressed concerns that the Renewable Energy Act and certain exemptions thereunder are not in compliance with current European Union laws and are unpermitted state aid. The European Commission did not address whether the companies that received such substantial reductions could have to refund any benefits. We cannot currently predict the outcome of such developments. However, they could potentially result in an increase in our energy costs at our German mills, which, depending upon legislated changes, may be material.

Our German mills sell surplus “green energy” at stipulated tariffs under the Renewable Energy Act. The German government has publicly announced its intention to review various provisions and features of such Act and its overall energy policies. If the German government enacts legislation as a result, it could, among other things, affect our cost of energy and the tariffs we receive for sales of surplus energy. Currently, we cannot predict with any certainty which actions the German government may implement or their effect on our operations. As a result, we cannot predict with any certainty the amount of future sales of surplus energy we may be able to generate.

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

A material disruption at one of our manufacturing facilities could prevent us from meeting customer demand, reduce our pulp and energy sales and/or negatively impact our results of operations. Any of our mills could cease operations unexpectedly due to a number of events, including:

•	unscheduled maintenance outages;

•	prolonged power failures;

•	equipment failure;

•	employee errors or failures;

•	design error or employee or contractor error;

•	chemical spill or release;

•	explosion of a boiler;

•	disruptions in the transportation infrastructure, including roads, bridges, railway tracks, tunnels, canals and ports;

•	fires, floods, earthquakes or other natural catastrophes;

•	prolonged supply disruption of major inputs;

•	labor difficulties;

•	capital projects that require temporary cost increases or curtailment of production; and

•	other operational problems.

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

The occurrence of unforeseen or catastrophic events, including the emergence of a pandemic or other widespread health emergency (or concerns over the possibility of such an emergency), terrorist attacks or natural disasters, could create economic and financial disruptions, and could lead to operational difficulties (including travel limitations) that could impair our ability to manage or operate our business and adversely affect our results of operations.

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

A small number of our stockholders could significantly influence our business.

As of December 31, 2013, we believe that our top three stockholders control approximately 57% of our common stock. These few significant stockholders, either individually or acting together, may be able to exercise significant influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of the company or our assets. This concentration of ownership may make it more difficult for other stockholders to effect substantial changes in the company, may have the effect of delaying, preventing or expediting, as the case may be, a change in control of the company, and may adversely affect the market price of our common stock. Further, the interests of these few stockholders may not be in the best interests of all stockholders.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES

We own the Rosenthal and Celgar mills and the underlying property. The Stendal mill is situated on property owned by Stendal, our 83.0% owned subsidiary. For a description of our mills, please see “Part I. – Item 1. Business – Our Mills and Product”.

We lease offices in Vancouver, British Columbia, Berlin, Arneburg and Hamburg, Germany, and Seattle, Washington.

At the end of 2013, substantially all of the assets relating to the Stendal mill were pledged to secure the Stendal Loan Facilities. The €5.0 million Rosenthal working capital facility is secured by certain land at the Rosenthal mill. The other working capital loan facilities established for the Rosenthal and Celgar mills are secured by first charges against the inventories and receivables of the respective mills.

ITEM 3.	LEGAL PROCEEDINGS

Our Celgar mill is currently appealing a 2013 property tax assessment decision from the British Columbia Supreme Court that resulted in it not recovering approximately C$4.5 million ($4.2 million) of previously paid property transfer tax in connection with the acquisition of the Celgar mill. We expect such appeal to be heard by the British Columbia Court of Appeal in 2014.

In September 2010, the Celgar mill received a letter from the Upper Columbia River Natural Resources Trustee Council, an organization consisting of aboriginal groups and US government representatives, referred to as the “Council”, alleging that, based on their preliminary assessment, or the “Preliminary Assessment”, between 1961 to 1993, the Celgar mill had discharged chlorinated organic compounds into the Columbia River. The Preliminary Assessment was conducted to evaluate the need to conduct a formal natural resource damage assessment under the U.S. Comprehensive Environmental Response, Compensation and Liability Act, referred to as “CERCLA”. Although we did not acquire the Celgar mill until 2005, and the Celgar mill’s alleged discharges occurred prior to our acquisition of the mill, the Council determined to proceed with a formal natural resource damage assessment under the CERCLA. Although at this time it is unclear as to whether any harm was caused by these alleged discharges and, in any event, we do not believe we are liable, due to the preliminary nature of the assessment, we cannot at this time quantify the costs, if any, associated with this matter.

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

In 2012, as a result of a regular tax field audit for the Stendal mill, German public authorities commenced a preliminary investigation into a past and then current managers of the mill relating to whether certain settlement amounts received by the Stendal mill in 2007, 2010 and 2011 from the main contractor under the Engineering, Procurement and Construction Contract for the construction of the Stendal mill should have reduced the assessment base for the original investment subsidies granted to the mill by German authorities. The payments were made by the contractor to the Stendal mill to settle certain warranty, performance and remediation claims that the Stendal mill made against the contractor after completion of mill construction in 2004. The amounts currently under review aggregate approximately €8.3 million ($11.4 million). Investment subsidies received by the Stendal mill were generally based upon a percentage of the assessment base for subsidies of the mill. If the settlement payments received by the Stendal mill result in a reduction of the assessment base for subsidies under applicable German rules there could be a proportionate reduction in the investment subsidies and the difference could be repayable by the Stendal mill. The Stendal mill believes that it has properly recorded the settlement amounts received from the contractor and that the same do not reduce the assessment base for subsidies of the mill. However, at this time, there can be no certainty as to the outcome of the current investigation.

We are also subject to routine litigation incidental to our business. We do not believe that the outcome of such litigation will have a material adverse effect on our business or financial condition.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Market Information. Our shares are quoted for trading on the NASDAQ Global Select Market under the symbol “MERC” and listed in U.S. dollars on the Toronto Stock Exchange under the symbol “MRI.U”. The following table sets forth the high and low sale prices of our shares on the NASDAQ Global Select Market for each quarter in the two-year period ended December 31, 2013:

Fiscal Quarter Ended	High	Low
2013
March 31	$7.51	$6.50
June 30	$7.07	$5.87
September 30	$7.84	$6.22
December 31	$10.55	$7.04
2012
March 31	$8.80	$6.15
June 30	$8.10	$5.55
September 30	$7.51	$5.05
December 31	$7.80	$6.18

(b) Shareholder Information. As at February 19, 2014, there were approximately 295 holders of record of our shares and a total of 55,853,704 shares were outstanding.

(c) Dividend Information. The declaration and payment of dividends is at the discretion of our board of directors. Our board of directors has not declared or paid any dividends on our shares in the past two years and does not anticipate declaring or paying dividends in the foreseeable future. In addition, the indenture governing our Senior Notes and our bank credit facilities limit our ability to pay dividends or make other distributions on capital stock. See Part I, “Item 1. Business – Description of Certain Indebtedness”.

(d) Equity Compensation Plans. The following table sets forth information as at December 31, 2013 regarding our equity compensation plans approved by our shareholders. As at December 31, 2013, 1,081,654 of our shares were available for future issuance pursuant to grants of options, stock appreciation rights, restricted stock, restricted stock rights, performance shares and performance units under our 2010 Stock Incentive Plan, referred to as the “2010 Plan”, which was adopted in June 2010 and which replaced our 2004 Stock Incentive Plan, referred to as the “2004 Plan”. Our Amended and Restated 1992 Non-Qualified Stock Option Plan expired in 2008.

	Number of Shares to be Issued Upon Exercise of Outstanding Options		Weighted-average Exercise Price of Outstanding Options	Number of Shares Available for Future Issuance Under Plan (Excluding Shares Reflected in Column (a))
	(a)		(b)	(c)
2010 Stock Incentive Plan	—		$—	1,081,654	(1)(2)
2004 Stock Incentive Plan	30,000	(3)	$7.30	—
Amended and Restated 1992 Non-Qualified Stock Option Plan	45,000	(4)	$7.92	—	(5)

(1)	As at December 31, 2013, we had 791,432 performance share units outstanding under the 2010 Plan. In February 2011, we awarded 783,395 performance share units under the 2010 Plan which may vest and become issuable into a maximum of 783,395 shares of our common stock only upon the attainment of designated performance objectives over a three year performance period that commenced on January 1, 2011 and ended on December 31, 2013. In February 2011, we awarded 29,180 performance share units under the 2010 Plan. These were subsequently forfeited in 2012, and a cash payment was made as compensation. During 2012, we awarded 55,478 performance share units under the 2010 Plan which may vest and become issuable into a maximum of 55,478 shares of our common stock only upon the attainment of designated performance objectives over a performance period that commenced on January 1, 2011 and ended on December 31, 2013. During 2013, we awarded 40,499 performance share units under the 2010 Plan which may vest and become issuable into a maximum of 40,499 shares of our common stock only upon the attainment of designated performance objectives, for 28,340 of the performance share units the performance period commenced on January 1, 2011 and ended on December 31, 2013 and for 12,159 of the performance share units the performance period will end in March 2014. The scheduled vesting dates for the performance shares units are: 30,399 shares on March 31, 2014; 355,386 shares on January 1, 2014; 203,181 shares on January 1, 2015 and 202,466 shares on January 1, 2016. 35,196 performance share units were forfeited in 2013, 64,661 performance share units were forfeited in 2012 and 17,263 shares in 2011.

(2)	As at December 31, 2013, we had 158,000 restricted stock outstanding under the 2010 Plan. In 2011, we issued 238,000 shares of restricted stock under the 2010 Plan, of which 78,000 vested in 2012, 40,000 vested in 2013 and the remaining 120,000 vest in equal amounts over a three-year period between 2014 and 2016. During 2012, we issued 36,500 shares of restricted stock under the 2010 Plan, which vested in June 2013. During 2013, we issued 38,000 shares of restricted stock under the 2010 Plan, which vest in June 2014.
(3)	The terms of the 2004 Plan will govern all prior awards granted under such plan until such awards have been cancelled or forfeited or exercised in accordance with the terms thereof.
(4)	Our 1992 Amended and Restated Stock Option Plan expired in 2008 but an aggregate of 45,000 unexercised options that were previously granted under this plan remained outstanding as of December 31, 2013.
(5)	The plan has expired.

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

(e) Performance Graph. The following graph shows a five-year comparison of cumulative total shareholder return, calculated on an assumed dividend reinvested basis, for our common stock, the NASDAQ Stock Market Index (the “NASDAQ Index”) and Standard Industrial Classification, or “SIC”, Code Index (SIC Code 2611 - pulp mills) (the “Industry Index”). The graph assumes $100 was invested in each of our common stock, the NASDAQ Index and the Industry Index on December 31, 2008. Data points on the graph are annual.

COMPARISON OF CUMULATIVE TOTAL RETURN

	2008	2009	2010	2011	2012	2013
Mercer International Inc.	100.00	161.46	403.65	317.71	372.92	519.27
SIC Code Index	100.00	142.23	406.11	302.73	339.46	427.49
NASDAQ Stock Market Index	100.00	145.36	171.74	170.39	200.62	281.22

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth selected historical financial and operating data as at and for the periods indicated. Our consolidated financial statements as at and for each of the years in the four-year period ended December 31, 2012 were reported using the Euro. Effective October 1, 2013, we changed our reporting currency to the U.S. dollar. With the change in reporting currency, all comparative financial information has been recast from Euros to U.S. dollars to reflect our consolidated financial statements as if they had been historically reported in U.S. dollars, consistent with Accounting Standards Codification Topic 830. The consolidated Euro balance sheet information was translated into the U.S. dollar reporting currency by translating assets and liabilities at the rate of exchange on the balance sheet date and translating equity accounts using historical exchange rates. The consolidated statement of operations information was translated into U.S. dollars using the weighted average exchange rate for the period. Unrealized gains or losses from these translations are recorded in our Consolidated Statement of Comprehensive Income (Loss) and do not affect our net earnings.

The following selected financial data is qualified in its entirety by, and should be read in conjunction with, our consolidated financial statements and related notes contained in this annual report and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(in thousands, other than per share and per ADMT amounts)
Statement of Operations Data
Revenues
Pulp	$996,187	$979,770	$1,157,206	$1,136,595	$804,426
Energy and chemicals	92,198	92,966	94,758	65,421	63,457

	$1,088,385	$1,072,736	$1,251,964	$1,202,016	$867,883
Costs and expenses	$1,056,725	$1,009,714	$1,097,299	$979,368	$885,719
Operating income (loss)	$31,660	$63,022	$154,665	$222,648	$(17,836)
Interest expense	$69,156	$71,767	$82,114	$89,754	$90,253
Gain (loss) on derivative instruments	$19,709	$4,812	$(1,974)	$2,521	$(8,026)
Other income (expense)	$1,215	$(179)	$3,625	$(17,457)	$7,434
Net income (loss)(1)(2)	$(26,375)	$(15,670)	$69,699	$114,521	$(86,658)
Net income (loss) per share(2)
Basic	$(0.47)	$(0.28)	$1.39	$2.97	$(2.39)
Diluted	$(0.47)	$(0.28)	$1.24	$2.07	$(2.39)
Weighted average shares outstanding (in thousands)
Basic	55,674	55,597	50,117	38,591	36,297
Diluted	55,674	55,597	56,986	56,963	36,297
Balance Sheet Data
Current assets	$471,773	$454,880	$484,149	$477,897	$287,978
Current liabilities	$165,499	$179,876	$163,534	$167,651	$145,877
Working capital	$306,274	$275,004	$320,615	$310,246	$142,101
Total assets	$1,548,559	$1,560,581	$1,579,017	$1,628,445	$1,553,345
Long-term liabilities	$1,034,743	$1,012,943	$1,047,672	$1,174,812	$1,284,253
Total equity	$348,317	$367,762	$367,811	$285,982	$123,215
Other Data
Pulp sales volume (ADMTs)	1,440,147	1,473,519	1,427,924	1,428,638	1,445,461
Pulp production (ADMTs)	1,444,475	1,468,275	1,453,677	1,426,286	1,397,441
Average pulp price realized (per ADMT)(3)	$683	$657	$799	$785	$548

(1)	We do not report the effect of government grants relating to our assets in our income. These grants reduce the cost basis of the assets purchased. See “Item 1 – Business – Capital Expenditures”.
(2)	Attributable to common shareholders.
(3)	Average realized pulp price for the years indicated reflects customer discounts and pulp price movements between the order and shipment date.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of our operations for the years ended December 31, 2013, 2012 and 2011 is based upon and should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this annual report. This annual report contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those indicated in forward-looking statements. See “Cautionary Note Regarding Forward-Looking Statements”.

Effective October 1, 2013, we changed our reporting currency from Euros to the U.S. dollar. As a result of our change in reporting currency, all comparative financial information has been recast from Euros to U.S. dollars to reflect our financial statements as if they had been historically reported in U.S. dollars, consistent with the method described in significant accounting policies. See “—Critical Accounting Policies—Change in Reporting Currency” for more information about our change in reporting currency, including the reasons for the change and the manner in which the change has been applied to recast prior period financial statements. See also Note 1 of the consolidated financial statements included in this annual report on Form 10-K.

Results of Operations

General

We operate in the pulp business and our operations are located in Germany and Western Canada. Our mills have a current combined annual production capacity of approximately 1.5 million ADMTs of NBSK pulp and 305 MW of electrical generation.

Markets for NBSK pulp are global, cyclical and commodity based. Our financial performance depends on a number of variables that impact sales and production costs. Sales and production results for kraft pulp are influenced largely by the market price for NBSK pulp, fiber costs and foreign currency exchange rates. Kraft pulp markets are highly cyclical, with prices determined by supply and demand. In general, kraft pulp is a globally traded commodity. Pricing and demand are influenced by the balance between supply and demand, as affected by global macroeconomic conditions, changes in consumption and industry capacity, the level of customer and producer inventories and fluctuations in exchange rates. The average European list prices for NBSK pulp between 2000 and 2013 have fluctuated between a low of $447 per ADMT in 2002 to a high of $1,030 per ADMT in 2011.

During the first half of 2011, pulp prices were around record highs, primarily as a result of strong demand from China and the closure of several older mills in the prior years. However, economic uncertainty in Europe and credit tightening in China resulted in a sharp decline in pulp prices commencing in the fourth quarter of 2011. In 2012, there was continuing economic uncertainty in Europe and credit tightening in China in the first half of the year. Further, in the latter part of 2012, weak demand for paper in Europe resulted in some integrated producers curtailing their paper production and selling their pulp on the market, primarily in China. These factors negatively impacted demand and list prices for NBSK pulp. In 2013, demand from China was stable throughout the year and supply was slightly under-balanced, which resulted in higher prices. On average, NBSK list prices in Europe decreased by approximately 15% in 2012 from the prior year and increased by approximately 6% in 2013 from 2012. At the end of 2013, list prices were approximately $905 per ADMT in Europe and $990 and $750 per ADMT in North America and China, respectively.

Our sales realizations are list prices, net of customer discounts, rebates and other selling concessions. Over the last three years, these discounts, rebates and concessions have increased as producers compete for customers and sales. Our reported average sale price realizations are affected by NBSK price movements between the order and shipment dates.

Surplus energy and chemicals are by-products of our pulp production and the volumes generated and sold are primarily related to the rate of pulp production. Prices for our energy and chemical sales are generally stable and unrelated to cyclical changes in pulp prices.

Production and sales of surplus energy and chemicals are key revenue sources for us. In 2013, 2012 and 2011, our mills generated 699,051 MWh, 710,241 MWh and 652,113 MWh, respectively, of surplus energy, primarily from a renewable carbon-neutral source. Initiatives to increase our generation and sales of surplus renewable energy and chemicals will continue to be a key focus for us. In the last quarter of 2013, our Stendal mill completed Project Blue Mill, which is expected to both increase pulp production and increase surplus electricity production by approximately 109,000 MWh annually. Additionally, in 2014, our Rosenthal mill is implementing a capital project at an estimated cost of approximately $3.1 million to process and sell tall oil, a chemical by-product. Further initiatives to increase energy generation and chemical sales may require additional capital spending.

Our production costs are influenced by the availability and cost of raw materials, energy and labor, and our plant efficiencies and productivity. Our main raw material is fiber in the form of wood chips and pulp logs. Wood chip and pulp log costs are primarily affected by the supply of, and demand for, lumber and pulp, which are both highly cyclical. Over the last three years, the demand and competition for fiber has also been impacted by renewable energy producers in Germany, particularly by wood pellet producers. Higher fiber costs could affect producer profit margins if they are unable to pass along price increases to pulp customers or purchasers of surplus energy.

Generally weak lumber markets in 2011 and most of 2012 resulted in reduced sawmill activity and log harvesting in the regional fiber baskets for our mills. In 2013, the lumber markets improved globally which had the effect of increasing supply of chips and increased demand for saw logs and higher quality pulp logs, which put upward pressure on log pricing. Additionally, higher energy prices and a focus on “green” or renewable energy, while benefiting our surplus power sales, led to an overall increase in demand for wood residuals in Germany from other renewable energy producers such as pellet producers. This increased demand and competition for fiber has put upward pressure on fiber prices. A recovery in U.S. housing starts which commenced in the latter part of 2012 and continued in 2013 resulted in increased sawmill activity. This increased the supply of woodchips for the Celgar mill and reduced its need for pulp logs, which are generally a higher cost for the mill than woodchips.

Production costs also depend on the total volume of production. High operating rates and production efficiencies permit us to lower our average cost by spreading fixed costs over more units. Higher operating rates also permit us to increase our generation and sales of surplus renewable energy and chemicals. Our production levels are also dependent on, among other things, the number of days of scheduled and unscheduled downtime at our mills. In 2014, we have no scheduled downtime in the first quarter. For the balance of 2014, we have scheduled maintenance downtime of ten days, or approximately 14,000 ADMTs, for our Celgar mill in the second quarter and 12 days, or approximately 12,000 ADMTs, for our Rosenthal mill in the third quarter. Our Stendal mill is not scheduled to have major maintenance downtime in 2014. Instead, in the second and fourth quarters of 2014, our Stendal mill will have two two-day shutdowns, or approximately 3,600 ADMTs for each shutdown. Unexpected production downtime, which has not materially affected us during any of the periods described in this discussion, can be particularly disruptive in our industry. Our product mix is also important because premium grades of NBSK pulp generally achieve higher prices and profit margins.

Our financial performance for any reporting period is impacted by changes in the U.S. dollar to Euro and Canadian dollar exchange rates and in interest rates. Changes in currency rates affect our operating results because most of our operating costs at our German mills, including our debt obligations under the Stendal Facilities, are incurred in Euros. Most of our operating costs at the Celgar mill, including the mill’s working capital facility, are in Canadian dollars. These costs do not fluctuate with the U.S. dollar to Euro or Canadian dollar exchange rates. Thus, a weakening of the U.S. dollar against the Euro and the Canadian dollar tends to increase our operating and interest costs and decrease our operating margin and income from operations. Conversely, an increase in the U.S. dollar versus the Euro and the Canadian dollar decreases our operating and interest costs and increases our operating margins and income from operations.

On average, in 2012, the U.S. dollar increased by approximately 8% and by approximately 1%, respectively, versus the Euro and the Canadian dollar compared to 2011. On average, in 2013, the U.S. dollar declined by approximately 3% and increased by approximately 3%, respectively, versus the Euro and the Canadian dollar compared to 2012. If sustained in 2014, the appreciation of the U.S. dollar versus the Canadian dollar during the latter part of 2013 should positively benefit our Celgar mill’s operating margins.

We also periodically enter into interest rate, foreign currency, pulp price and energy price derivative contracts to partially protect against the effect of such changes. Gains or losses on such derivatives are included in our earnings, either as they are settled or as they are marked to market for each reporting period. Stendal, as required under the Stendal Loan Facility, entered into variable-to-fixed rate interest swaps, referred to as the “Stendal Interest Rate Swap Contract”, in August 2002 to fix the interest rate on such indebtedness for the full term of the Stendal Loan Facility. Changes in long-term interest rates result in our recording unrealized non-cash gains or losses on the Stendal Interest Rate Swap Contract when it is marked to market on a quarterly basis. Such non-realized gains or losses can materially impact our operating results for any reporting period. See “Quantitative and Qualitative Disclosures about Market Risk”.

We do not believe that inflation has had a material impact on revenues or income during 2013.

Significant Actions

In 2013, we took the following significant actions:

•	In July 2013, we commenced reducing the Celgar mill’s workforce by approximately 85 employees over the following 12-months to reduce its fixed costs. We incurred pre-tax charges of approximately $5.0 million in 2013 and expect to incur an additional $0.6 million of such expenses in 2014. We currently estimate that our Celgar mill will realize approximately $8.0 million to $10.0 million in annual pre-tax costs savings once such restructuring has been completed and currently expect to realize approximately 80% of such savings in 2014;

•	In July 2013, we completed our registered public offering of $50.0 million aggregate principal amount of additional Senior Notes at an issue price of 104.5%;

•	In September 2013, our Stendal mill amended the Stendal Facilities to provide it greater financial flexibility by, among other things, waiving compliance with certain financial ratios in 2013, amending such ratios to make them less restrictive and reducing the amount required to cure failures to satisfy such ratios;

•	In December 2013, we completed Project Blue Mill at our Stendal mill to increase the mill’s production of pulp and green energy and further enhance our stable stream of income from energy and chemical sales; and

•	We continued to improve mill operations and efficiencies, which allowed us to achieve record annual pulp production and energy generation at our German mills.

Current Market Environment

Demand from China was stable throughout the year and supply was slightly under-balanced, which resulted in higher prices in 2013.

At year end, the NBSK pulp market was slightly under-balanced with world producer inventories at about 27 days’ supply. In addition, we expect to see continued growth in NBSK demand in emerging markets, particularly in China, driven by increasing strong demand from tissue producers. As a result of the foregoing and the closure of a Norwegian mill, we currently expect that NBSK pulp prices will continue their moderate upward trend over the first half of 2014. During the course of 2014, the global supply of hardwood kraft pulp is projected to increase by approximately 2.1 million ADMTs, primarily from South America. This increase in hardwood production is largely targeted at the growing demand for pulp by tissue makers, particularly in China. If such additional hardwood pulp supply is not absorbed by such demand growth, as a result of generally lower prices for hardwood pulp, this supply increase could put downward pressure on NBSK pulp prices. However, we believe customers’ ability to further substitute NBSK pulp for lower priced hardwood pulp is limited by the strength characteristic provided by NBSK pulp that large modern paper machines need to run lower basis weight paper products efficiently. As pulp prices are highly cyclical, there can be no assurance that prices will not decline in the future.

Summary Financial Highlights

	Year Ended December 31,
	2013	2012	2011
	(in thousands, other than per share amounts)
Pulp revenues	$996,187	$979,770	$1,157,206
Energy and chemical revenues	$92,198	$92,966	$94,758
Operating income	$31,660	$63,022	$154,665
Restructuring expenses	$6,415	$—	$—
Gain (loss) on derivative instruments	$19,709	$4,812	$(1,974)
Income tax benefit (provision)	$(9,196)	$(9,379)	$968
Net income (loss)(1)	$(26,375)	$(15,670)	$69,699
Net income (loss) per share(1)
Basic	$(0.47)	$(0.28)	$1.39
Diluted	$(0.47)	$(0.28)	$1.24

(1)	Attributable to common shareholders.

Selected Production, Sales and Other Data

Selected production, sales and exchange rate data for the periods indicated:

	Year Ended December 31,
	2013	2012	2011
Consolidated
Pulp production (‘000 ADMTs)	1,444.5	1,468.3	1,453.7
Scheduled production downtime (‘000 ADMTs)	47.8	50.9	52.4
Scheduled production downtime (days)	33	40	35
Pulp sales (‘000 ADMTs)	1,440.1	1,473.5	1,427.9
Average NBSK pulp list prices in Europe ($/ADMT)(1)	864	813	956
Average pulp sales realizations ($/ADMT)(2)	683	657	799
Energy production (‘000 MWh)	1,710.2	1,704.1	1,640.4
Energy sales (‘000 MWh)	699.1	710.2	652.1
Average energy sales realizations ($/MWh)	114	110	124
Average Spot Currency Exchange Rates
$ / €(3)	1.3281	1.2859	1.3931
$ / C$(3)	0.9712	1.0007	1.0121

(1)	Source: RISI pricing report.
(2)	Average realized pulp price for the periods indicated reflect customer discounts and pulp price movements between the order and shipment date.
(3)	Average Federal Reserve Bank of New York noon spot rate over the reporting period.

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

In 2013, pulp revenues increased by approximately 2% to $996.2 million from $979.8 million in 2012, primarily due to higher average pulp sales realizations, partially offset by lower sales volume. In 2013, demand from China was stable throughout the year and supply was slightly under-balanced, which resulted in higher prices in 2013.

In 2013, surplus energy and chemicals sales marginally decreased to $92.2 million from $93.0 million in 2012, primarily as a result of lower sales volumes.

List prices for NBSK pulp in Europe averaged approximately $864 per ADMT in 2013, compared to $813 per ADMT in 2012. At the end of 2013, list prices were $905 per ADMT in Europe and $990 and $750 per ADMT in North America and China, respectively. Average pulp sales realizations increased by approximately 4% to $683 per ADMT in 2013 from $657 per ADMT in 2012, primarily due to higher pulp prices. At the end of 2013, reported global inventories for softwood kraft were approximately 27 days’ supply, while at the end of 2012 inventories for softwood kraft were approximately 29 days’ supply.

Pulp sales volume decreased by approximately 2% to 1,440,147 ADMTs in 2013 from 1,473,519 ADMTs in 2012, primarily as a result of lower production levels at our Celgar mill.

Pulp production decreased to 1,444,475 ADMTs in 2013 from 1,468,275 ADMTs in 2012, primarily due to lower production at our Celgar mill. In 2013 and 2012, we took a total of 33 and 40 days’ scheduled maintenance downtime, respectively, at our mills and expect to take approximately 26 days in 2014. During the second quarter of 2013, our Celgar mill took its annual scheduled major maintenance shutdown. As a result of a combination of a lightning strike at the mill and equipment and execution issues, the shutdown which was planned for 11 days took 15 days instead. Further, the start-up of the mill was slower than budgeted. The shutdown and slower start-up resulted in a loss of approximately 30,300 ADMTs of NBSK pulp production (of which approximately 14,300 ADMTs was unplanned) and a consequential loss of energy production.

Costs and expenses increased to $1,056.7 million in 2013 from $1,009.7 million in 2012, primarily due to higher fiber costs at our German mills and the impact of a weaker U.S. dollar relative to the Euro on our German mill expenses and restructuring costs, partially offset by lower sales volume. Our costs and expenses in 2013 included approximately $24.7 million for regularly scheduled maintenance costs, compared to $17.9 million in 2012. Several competing producers and members of the peer group that we benchmark our performance against report their financial results in accordance with International Financial Reporting Standards which permit a significant portion of such maintenance costs to be capitalized instead of expensed. Such costs are not charged to EBITDA by the peer group companies but instead are expensed as depreciation.

On average, in 2013, our overall per unit fiber costs increased by approximately 8% compared to 2012, primarily due to a 13% increase in per unit fiber costs in Germany, only partially offset by a 12% decrease in per unit fiber costs in Canada. Fiber costs in Germany were higher because of strong demand from the European pellet and board producers and sawmills, which increased prices for pulp logs, the major source of fiber for the Stendal mill. Further, in 2013, fiber supply in Germany was negatively impacted by several different factors. These included harsh winter conditions at the start of 2013, which later resulted in record flooding and mild, very wet conditions at the end of 2013. All these conditions hampered harvesting and fiber logistics during 2013. We currently expect fiber costs at our German mills to stabilize in the short- to mid-term, primarily due to the mild winter in Germany which should reduce competition from the pellet industry and improve supply. Fiber costs at our Celgar mill were lower, primarily due to strong sawmill activity in the region, which reduces Celgar’s need for pulp logs, which are generally a higher cost for the mill than woodchips. We expect flat pricing in Canada as a result of continued strong sawmill activity in British Columbia.

Operating depreciation and amortization increased to $78.3 million in 2013 from $74.3 million in 2012. Selling, general and administrative expenses increased to $51.2 million in 2013 from $49.3 million in 2012.

In 2013, we had restructuring expenses of $6.4 million, primarily related to the workforce reduction at our Celgar mill.

In 2013, operating income decreased to $31.7 million from $63.0 million in 2012, primarily due to higher fiber costs in Germany, the impact of a weaker U.S. dollar relative to the Euro on our German mill expenses and the Celgar restructuring, partially offset by a higher realized sales price.

Interest expense in 2013 decreased to $69.2 million from $71.8 million in 2012, primarily due to reduced debt levels associated with our Stendal mill.

Transportation costs decreased to $90.0 million in 2013 from $92.3 million in 2012, primarily as a result of lower sales volume.

In 2013, we recorded an unrealized gain of $22.5 million on the Stendal Interest Rate Swap Contract, compared to an unrealized gain of $2.2 million in 2012, which was primarily the result of an increase in short-term European interest rates. We recorded a loss of approximately $2.8 million related to fixed pulp price swap contracts during the year ended December 31, 2013, compared to a gain of $2.6 million during the year ended December 31, 2012.

In 2013, the noncontrolling shareholder’s proportionate interest in the Stendal mill was income of $0.6 million, compared to $2.2 million in 2012.

In 2013, we recognized a deferred tax expense of $11.5 million, primarily as a result of an increase in the valuation allowance against the carrying value of deferred tax assets on our balance sheet, compared to a recovery of $0.2 million in 2012. This is a non-cash charge and does not reduce our underlying tax attributes or hinder our ability to use them. See “— Critical Accounting Policies — Deferred Tax Assets”.

In 2013, we reported a net loss of $26.4 million, or $0.47 per basic and diluted share. This included a net gain of $19.7 million on Stendal interest rate derivatives and pulp price derivatives, restructuring expenses of $6.4 million and $11.5 million of a deferred tax expense. In 2012, we reported a net loss of $15.7 million, or $0.28 per basic and diluted share. This included a net gain of $4.8 million on our Stendal interest rate derivatives and fixed price pulp derivatives.

In 2013, “Operating EBITDA” decreased to $110.3 million from $137.7 million in 2012 for the same reasons that operating income declined. Operating EBITDA is defined as operating income (loss) plus depreciation and amortization and non-recurring capital asset impairment charges. Management uses Operating EBITDA as a benchmark measurement of its own operating results, and as a benchmark relative to its competitors. Management considers it to be a meaningful supplement to operating income as a performance measure primarily because depreciation expense and non-recurring capital asset impairment charges are not an actual cash cost, and depreciation expense varies widely from company to company in a manner that management considers largely independent of the underlying cost efficiency of their operating facilities. In addition, we believe Operating EBITDA is commonly used by securities analysts, investors and other interested parties to evaluate our financial performance.

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

The following table provides a reconciliation of net income (loss) attributable to common shareholders to operating income and Operating EBITDA for the periods indicated:

	Year Ended December 31,
	2013	2012
	(in thousands)
Net income (loss) attributable to common shareholders	$(26,375)	$(15,670)
Net income (loss) attributable to noncontrolling interest	607	2,179
Income tax provision	9,196	9,379
Interest expense	69,156	71,767
Loss (gain) on derivative instruments	(19,709)	(4,812)
Other expense (income)	(1,215)	179

Operating income	31,660	63,022
Add: Depreciation and amortization	78,645	74,657

Operating EBITDA	$110,305	$137,679

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

In 2012, pulp revenues decreased by approximately 15% to $979.8 million from $1,157.2 million in 2011, primarily due to lower average pulp sales realizations, partially offset by higher pulp sales volumes. In 2012, there was continuing economic uncertainty in Europe and credit tightening in China in the first half of the year. Further, in the latter part of 2012, weak demand for paper in Europe resulted in some integrated producers curtailing their paper production and selling their pulp on the market, primarily in China. These factors negatively impacted demand and supply and list prices for NBSK pulp. NBSK pulp prices remained relatively stable during the first quarter of 2012 before decreasing in the middle part of the year and were generally stagnant in the latter part of 2012.

In 2012, surplus energy and chemicals sales decreased by approximately 2% to $93.0 million from $94.8 million in 2011, primarily due to the impact of a stronger U.S. dollar relative to the Euro on sales from our German mills, partially offset by the impact of record pulp production.

List prices for NBSK pulp in Europe averaged approximately $813 per ADMT in 2012, compared to $956 per ADMT in 2011. At the end of 2012, list prices were $810 per ADMT in Europe and $870 and $655 per ADMT in North America and China, respectively. Average pulp sales realizations decreased by approximately 18% to $657 per ADMT in 2012 from $799 per ADMT in 2011, primarily due to lower pulp prices. At the end of 2012, reported global inventories for softwood kraft were approximately 29 days’ supply, while at the end of 2011 inventories for softwood kraft were approximately 36 days’ supply.

Pulp sales volume increased by approximately 3% to a record 1,473,519 ADMTs in 2012 from 1,427,924 ADMTs in 2011, primarily as a result of increased sales to China in 2012.

Pulp production increased to a record level of 1,468,275 ADMTs in 2012 from 1,453,677 ADMTs in 2011, primarily due to increased pulp production at our Stendal and Celgar mills. In 2012 and 2011, we took a total of 40 and 35 days scheduled maintenance downtime, respectively, at our mills.

Costs and expenses decreased to $1,009.7 million in 2012 from $1,097.3 million in 2011, primarily due to the impact of a stronger U.S. dollar relative to the Euro on our German mill expenses and lower fiber costs, partially offset by higher pulp sales volumes in 2012. Our costs and expenses in 2012 included approximately $17.9 million for regularly scheduled maintenance costs, compared to $24.2 million in 2011. Several competing producers and members of the peer group that we benchmark our performance against report their financial results in accordance with International Financial Reporting Standards which permit a significant portion of such maintenance costs to be capitalized instead of expensed. Such costs are not charged to EBITDA by the peer group companies but instead are expensed as depreciation.

On average, in 2012, our per unit fiber costs decreased by approximately 14% compared to 2011, primarily due to lower fiber costs in Germany caused by the impact of a stronger U.S. dollar relative to the Euro and decreased demand from the European particle board industry and other regional residual fiber users. Fiber costs at our Celgar mill were lower due to the impact of improved wood chip availability for the region.

Operating depreciation and amortization decreased to $74.3 million in 2012 from $77.6 million in 2011. Selling, general and administrative expenses decreased to $49.3 million in 2012 from $54.0 million in 2011.

In 2012, operating income decreased to $63.0 million from $154.7 million in 2011, primarily due to lower average pulp sales realizations, partially offset by lower fiber costs.

Interest expense in 2012 decreased to $71.8 million from $82.1 million in 2011, primarily due to the impact of a stronger U.S. dollar relative to the Euro on our Stendal mill interest expense, reduced debt levels associated with our Stendal mill and the conversion of our remaining convertible notes in 2011.

Transportation costs decreased to $92.3 million in 2012 from $94.4 million in 2011, primarily as a result of lower container costs, partially offset by higher sales volumes.

In 2012, we recorded an unrealized gain of $2.2 million on the Stendal Interest Rate Swap Contract, compared to an unrealized loss of $2.0 million in 2011, which was primarily the result of an increase in short-term European interest rates. We also recorded a gain of approximately $2.6 million related to these fixed pulp price swap contracts during the year ended December 31, 2012.

In 2012, the noncontrolling shareholder’s proportionate interest in the Stendal mill’s income was $2.2 million, compared to $5.5 million in 2011.

In 2012, deferred tax recoveries were $0.2 million, compared to deferred tax recoveries of $3.3 million in 2011, primarily due to the timing of recognizing deferred tax assets based on forecasted income.

In 2012, we reported a net loss of $15.7 million, or $0.28 per basic and diluted share. This included a net gain of $4.8 million on the Stendal interest rate derivatives and fixed price pulp derivatives. In 2011, we reported net income of $69.7 million, or $1.39 per basic and $1.24 per diluted share. This included a non-cash loss of $2.0 million on our Stendal Interest Rate Swap Contract.

In 2012, Operating EBITDA decreased to $137.7 million from $232.6 million in 2011. See the discussion of our results for the year ended December 31, 2013 compared to the year ended December 31, 2012 for the definition of Operating EBITDA, significant limitations in Operating EBITDA as an analytical tool and additional information relating to such limitations of Operating EBITDA.

The following table provides a reconciliation of net income (loss) attributable to common shareholders to operating income and Operating EBITDA for the periods indicated:

	Year Ended December 31,
	2012	2011
	(in thousands)
Net income (loss) attributable to common shareholders	$(15,670)	$69,699
Net income attributable to noncontrolling interest	2,179	5,471
Income tax provision (benefit)	9,379	(968)
Interest expense	71,767	82,114
Loss (gain) on derivative instruments	(4,812)	1,974
Other expense (income)	179	(3,625)

Operating income	63,022	154,665
Add: Depreciation and amortization	74,657	77,952

Operating EBITDA	$137,679	$232,617

Sensitivities

Our earnings are sensitive to, among other things, fluctuations in:

NBSK Pulp Price. NBSK pulp is a global commodity that is priced in U.S. dollars, whose markets are highly competitive and cyclical in nature. As a result, our earnings are sensitive to NBSK pulp price changes. Based upon our 2013 sales volume (and assuming all other factors remained constant), each $10.00 per tonne change in NBSK list pulp prices yields a change in Operating EBITDA of approximately $12.0 million.

Foreign Exchange. Our operating costs are in Euros for our German mills and Canadian dollars for our Celgar mill. As a result, our operating costs will fluctuate with changes in the value of the U.S dollar relative to the Euro and Canadian dollar. Based on our 2013 operating costs, each $0.01 change in the value of the U.S. dollar relative to the Euro and the Canadian dollar yields a total change in annual operating costs of approximately $8.0 million.

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

Liquidity and Capital Resources

Summary of Cash Flows

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Net cash provided by operating activities	$36,325	$59,115	$154,576
Net cash provided by (used in) investing activities	(44,968)	(30,610)	(63,849)
Net cash provided by (used in) financing activities	15,233	(29,667)	(82,862)
Effect of exchange rate on changes in cash and cash equivalents	3,699	2,302	(4,166)

Net increase in cash and cash equivalents	$10,289	$1,140	$3,699

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

Cash provided by operating activities in 2013 decreased to $36.3 million from $59.1 million in 2012 and $154.6 million in 2011 due to lower operating income. A decrease in receivables, excluding non-cash items, provided cash of $14.0 million in 2013, compared to $10.8 million in 2012 and an increase in receivables using cash of $2.2 million in 2011. An increase in inventories used cash of $14.6 million in 2013, compared to a decrease in inventories providing cash of $1.7 million in 2012 and an increase in inventories using cash of $24.7 million in 2011. A decrease in accounts payable and accrued expenses used cash of $11.6 million in 2013, compared to $18.0 million in 2012 and an increase in accounts payable and accrued expenses providing cash of $19.8 million in 2011.

Cash Flows from Investing Activities. Investing activities in 2013 used cash of $45.0 million, primarily related to capital expenditures of $45.7 million. Investing activities in 2012 used cash of $30.6 million, primarily due to capital spending of $47.2 million. The maturity of government bonds in 2012 provided cash of $15.8 million. Investing activities in 2011 used cash of $63.8 million, primarily due to capital spending of $52.6 million and the purchase of marketable securities of $16.3 million.

In 2013, capital expenditures, primarily related to Project Blue Mill, used cash of $45.7 million. In 2012, capital expenditures, primarily related to Project Blue Mill and the recovery boiler upgrade at our Rosenthal mill, used cash of $47.2 million. In 2011, capital expenditures, primarily related to various projects at our mills, used cash of $52.6 million.

Cash Flows from Financing Activities. In 2013, financing activities provided net cash of $15.2 million, primarily due to borrowings by the Stendal mill under the Blue Mill Facility, which provided cash of $22.2 million, and the issuance of an additional $50.0 million of Senior Notes, which provided cash of $52.3 million, partially offset by principal repayments under the Stendal Facilities which used cash of $55.0 million. In 2013, we received $9.3 million in government grants. In 2012, financing activities used net cash of $29.7 million, primarily due to $32.1 million used to repay principal under the Stendal Loan Facility and $2.0 million to purchase and extinguish some of our Senior Notes. In 2012, we received $5.0 million in government grants. In 2011, financing activities used net cash of $82.9 million, primarily due to using cash of $20.5 million to redeem all of our remaining 2013 Senior Notes, $32.2 million to repay principal under the Stendal Loan Facility, $20.5 million to repay the balance of our Celgar Working Capital Facility, $10.6 million to purchase shares of our common stock and $13.5 million to purchase and extinguish some of our Senior Notes. In 2011, we received $20.0 million in government grants.

Balance Sheet Data

The following table is a summary of selected financial information for the dates indicated:

	December 31,
	2013	2012
	(in thousands)
Financial Position
Cash and cash equivalents	$147,728	$137,439
Working capital	$306,274	$275,004
Total assets	$1,548,559	$1,560,581
Long-term liabilities	$1,034,743	$1,012,943
Total equity	$348,317	$367,762

Sources and Uses of Funds

Our principal sources of funds are cash flows from operations, cash and cash equivalents on hand and the revolving working capital loan facilities for our Celgar and Rosenthal mills. Our principal uses of funds consist of operating expenditures, payments of principal and interest on the Stendal Facilities, capital expenditures and interest payments on our outstanding Senior Notes.

As at December 31, 2013, our cash and cash equivalents were $147.7 million, compared to cash and cash equivalents of $137.4 million at the end of 2012. At the end of 2013, $64.8 million of our cash and cash equivalents were held by Stendal and under the Stendal Facilities are limited to its use.

As at December 31, 2013, we had approximately €28.3 million and C$33.3 million available under our Rosenthal and Celgar facilities, respectively.

In 2014, excluding amounts being financed through government grants, we currently expect capital expenditures to be approximately $40.0 million, primarily related to a tall oil plant, chip receiving project and wastewater reduction project at the Rosenthal mill, wastewater reduction projects at the Stendal mill, a chip screening project and maintenance projects at the Celgar mill and an ERP software implementation across the entire company.

In 2013, we implemented Project Blue Mill at a cost of $49.3 million, which was primarily funded through approximately €11.3 million ($15.0 million) of non-refundable German government grants and the €17.0 million ($22.2 million) Blue Mill Facility. The balance of such project was funded through operating cash flow of the Stendal mill and an aggregate €6.5 million ($8.6 million) in pro rata shareholder loans from us and Stendal’s noncontrolling shareholder. As at December 31, 2013, €7.0 million ($9.3 million) of the approximately €11.3 million ($15.0 million) of non-refundable German government grants had been received.

As at December 31, 2013, we had no material commitments to acquire assets or operating businesses.

Based upon the current level of operations and our current expectations for future periods in light of the current economic environment, and in particular, current and expected pulp pricing and foreign exchange rates, we believe that cash flow from operations and available cash, together with available borrowings under our Celgar Working Capital Facility and Rosenthal facilities, will be adequate to meet the future liquidity needs during the next 12 months.

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

Credit Facility and Debt Covenants

We had the following amounts outstanding under our credit facilities and Senior Notes as at the dates indicated:

	December 31,
	2013	2012
	(in thousands)
Rosenthal Loan Facility	$—	$—
Rosenthal Investment Loan	$749	$2,152
Rosenthal revolving €5.0 million facility	$—	$—
Celgar Working Capital Facility	$—	$6,031
Senior Notes	$336,382	$284,361
Stendal Loan Facility	$568,945	$597,158
Blue Mill Facility	$21,179	$—

For a description of such indebtedness, see Part I, “Item 1. Business – Description of Certain Indebtedness”.

Certain of our long-term obligations contain various financial tests and covenants customary to these types of arrangements.

The Stendal Facilities require the Stendal mill to maintain an Annual Debt Ratio, which, pursuant to the terms of the 2013 Amendment, must not fall below 1.1x until maturity on September 30, 2017; provided that a failure to satisfy such covenant would only be an event of default when amounts in the debt service reserve account plus certain cash reserves are below a specified threshold. They also require the Stendal mill to satisfy a Senior Debt/EBITDA Cover Ratio, which, at the next measurement date of June 30, 2014, must not exceed 5.5x. Failure to comply with the Ratios constitutes an event of default (subject to the proviso set forth in the first sentence of this paragraph) which may be cured and the same shall not constitute a default by the shareholders of Stendal with a once-per-fiscal-year equity cure through a capital contribution or subordinated loan to Stendal in the amount necessary to cure such deficiency. As the Senior Debt/EBITDA Cover Ratio is based on Stendal’s trailing 12-month EBITDA and its weak 2013 operating results, there can be no assurance that Stendal will be in compliance with such ratio at its next measurement date of June 30, 2014. If Stendal is not in compliance with such ratio and it is not waived, we intend to exercise our equity cure right to avoid a default.

The 2013 Amendment modified the Stendal Facilities to provide the Stendal mill greater financial flexibility by, among other things: (i) waiving compliance with the Ratios in 2013; (ii) amending the Ratios so that the financial covenants now deduct from senior debt cash in the debt service reserve account and cash above a stipulated threshold; and (iii) reducing the amount required to cure financial covenant defaults under the Stendal Facilities.

Under the Rosenthal Loan Facility, our Rosenthal mill must not exceed a ratio of net debt to EBITDA of 3:1 in any 12-month period and there must be a ratio of EBITDA to interest expense equal to or in excess of 1.2:1.0 for each 12 month period. Additionally, current assets to current liabilities must equal or exceed 1.1:1.0.

The Celgar Working Capital Facility includes a covenant that, for so long as the excess amount under the facility is less than C$5.0 million, then until it becomes equal to or greater than such amount, the Celgar mill must maintain a fixed charge coverage ratio of not less than 1.1:1.0 for each 12-month period.

The Stendal Loan Facility is provided by a syndicate of eight financial institutions, the Stendal Blue Mill Facility by two financial institutions and our Celgar Working Capital Facility and our Rosenthal facilities are each provided by one financial institution. To date we have not experienced any reductions in credit availability with respect to these credit facilities. However, if any of these financial institutions were to default on their commitment to fund, we could be adversely affected.

The indenture governing the Senior Notes does not contain any financial maintenance covenants and there are no scheduled principal payments until maturity. We pay interest on our Senior Notes at the rate of 9.5% on June 1 and December 1 of each year and they mature in December 2017.

As at December 31, 2013, we were in full compliance with all of the covenants of our indebtedness.

Off-Balance-Sheet Activities

At December 31, 2013 and 2012, we had no off-balance sheet arrangements.

Contractual Obligations and Commitments

The following table sets out our contractual obligations and commitments as at December 31, 2013.

	Payments Due By Period
Contractual Obligations(8)	2014	2015-2016	2017-2018	Beyond 2018	Total
	(in thousands)
Long-term debt(1)	$749	$—	$373,254	$—	$374,003
Debt, Stendal(2)	59,606	131,132	399,386	—	590,124
Interest on debt(3)	64,274	112,943	60,491	—	237,708
Capital lease obligations(4)	2,406	4,677	2,391	3,111	12,585
Operating lease obligations(5)	2,280	3,371	2,476	929	9,056
Purchase obligations(6)	6,036	677	—	—	6,713
Other long-term liabilities(7)	5,262	7,767	8,225	22,311	43,565

Total	$140,613	$260,567	$846,223	$26,351	$1,273,754

(1)	This reflects the future principal payments due under our long-term debt obligations, but excludes the Stendal Facilities. See “Item 1 - Business—Description of Certain Indebtedness”, footnote 2 below and Note 7 to our annual financial statements included herein for a description of such indebtedness.
(2)	This reflects principal only in connection with the Stendal Facilities. See “Item 1 - Business—Description of Certain Indebtedness” and Note 7 to our annual financial statements included herein for a description of such indebtedness. This does not include amounts associated with derivatives entered into in connection with the Stendal Loan Facility. See “Item 7A - Quantitative and Qualitative Disclosure about Market Risk” for information about our derivatives.
(3)	Amounts presented for interest payments include guarantee fees, and assume that all debt outstanding as of December 31, 2013 will remain outstanding until maturity, and interest rates on variable rate debt in effect as of December 31, 2013 will remain in effect until maturity.
(4)	Capital lease obligations relate to transportation vehicles and production equipment. These amounts reflect principal and interest.
(5)	Operating lease obligations relate to transportation vehicles and other production and office equipment.
(6)	Purchase obligations relate primarily to take-or-pay contracts, including for purchases of raw materials, made in the ordinary course of business.
(7)	Other long-term liabilities relate primarily to future payments that will be made for post-employment benefits. Those amounts are estimated using actuarial assumptions, including expected future service, to project the future obligations. Additionally, the balance also includes pension funding which is calculated on an annual basis. Consequently, the 2014 amount includes $1.6 million related to pension funding.
(8)	We have identified approximately $5.5 million of asset retirement obligations. However, due to the uncertain timing related to these potential liabilities, we are unable to allocate the payments in the contractual obligations table.

Foreign Currency

Effective October 1, 2013, our reporting currency is the U.S. dollar. However, we hold certain assets and liabilities in Euros and Canadian dollars and the majority of our expenditures are denominated in Euros or Canadian dollars. Accordingly, our consolidated financial results are subject to foreign currency exchange rate fluctuations.

We translate foreign denominated assets and liabilities into U.S. dollars at the rate of exchange on the balance sheet date. Equity accounts are translated using historical exchange rates. Unrealized gains or losses from these translations are recorded in our Consolidated Statement of Comprehensive Income (Loss) and do not affect our net earnings.

In the year ended December 31, 2013, we reported a net $1.7 million foreign currency translation loss and, as a result, the cumulative foreign exchange translation gain reported within accumulated other comprehensive income (loss) decreased to $47.8 million at December 31, 2013. In the year ended December 31, 2012, we reported a net $11.6 million foreign currency translation gain.

Based upon the exchange rate at December 31, 2013, the U.S. dollar decreased by approximately 5% in value against the Euro and increased by approximately 6% in value against the Canadian dollar since December 31, 2012. See “Item 7A. Quantitative and Qualitative Disclosures about Market Risk”.

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

Summary Financial Highlights for the Restricted Group

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Pulp revenues	$561,350	$545,205	$659,741
Energy and chemical revenues	$33,783	$36,638	$35,455
Operating income	$15,711	$9,814	$87,609
Restructuring expenses	$5,029	$—	$—
Gain (loss) on derivative instruments	$(2,767)	$2,609	$—
Income tax benefit (provision)	$(9,365)	$(7,050)	$(6,422)
Net income (loss)	$(19,525)	$(18,287)	$55,408

Selected Production, Sales and Other Data for the Restricted Group

Selected production, sales and exchange rate data for the Restricted Group for the periods indicated:

	Year Ended December 31,
	2013	2012	2011
Restricted Group
Pulp Production (‘000 ADMTs)	809.7	828.0	832.4
Scheduled Production Downtime (‘000 ADMTs)	25.4	32.8	24.5
Scheduled Production Downtime (days)	21	30	20
Pulp Sales (‘000 ADMTs)	818.6	826.9	823.2
Average NBSK pulp list prices in Europe ($/ADMT)(1)	864	813	956
Average pulp sales realizations ($/ADMT)(2)	686	659	800
Energy Production (‘000 MWh)	901.2	930.1	893.7
Energy Sales (‘000 MWh)	306.0	341.6	301.4
Average energy sales realizations ($/MWh)	110	107	118
Average Spot Currency Exchange Rates
$ / €(3)	1.3281	1.2859	1.3931
$ / C$(3)	0.9712	1.0007	1.0121

(1)	Source: RISI pricing report.
(2)	Average realized pulp price for the years indicated reflect customer discounts and pulp price movements between the order and shipment date.
(3)	Average Federal Reserve Bank of New York noon spot rate over the reporting period.

Restricted Group Results

The following is a discussion of the results of operations and financial condition of the Restricted Group. For further information regarding the Restricted Group including, without limitation, a reconciliation to our consolidated results of operations, see Note 21 of the consolidated financial statements included in this annual report on Form 10-K.

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Pulp revenues for the Restricted Group in 2013 increased by approximately 3% to $561.4 million from $545.2 million in the comparative period of 2012, primarily due to higher average pulp sales realizations, partially offset by lower sales volume.

In 2013, revenues from the sale of excess energy decreased by approximately 8% to $33.8 million from $36.6 million in 2012, primarily due to lower sales volume.

Pulp prices were higher in 2013 than in 2012. Average list prices for NBSK pulp in Europe were $864 per ADMT in 2013, compared to $813 per ADMT in 2012. In China, average list prices were $700 per ADMT in 2013 and $667 per ADMT in 2012. In 2013, average pulp sales realizations for the Restricted Group increased by approximately 4% to $686 per ADMT from $659 per ADMT in the previous year.

Pulp sales volume of the Restricted Group decreased to 818,570 ADMTs in 2013 from 826,921 ADMTs in 2012.

Pulp production for the Restricted Group decreased to 809,659 ADMTs in 2013 from 827,977 ADMTs in 2012. In 2013 and 2012, our Celgar and Rosenthal mills had an aggregate of 21 days (approximately 25,400 ADMTs) and 30 days (approximately 32,800 ADMTs) of scheduled maintenance downtime, respectively, and expect to take approximately 22 days in 2014. We had 15 days of maintenance downtime at our Celgar mill in the first half of 2013, which, together with a slower startup, resulted in a loss of approximately 30,300 ADMTs of NBSK pulp production. See “—Results of Operations – Selected Production, Sales and Other Data – Year Ended December 31, 2013 Compared to Year Ended December 31, 2012” for further information regarding the Celgar mill shutdown.

Costs and expenses for the Restricted Group in 2013 increased to $579.4 million from $572.0 million in 2012, primarily due to higher fiber costs at our Rosenthal mill and the impact of a weaker U.S. dollar relative to the Euro on our German mill expenses, partially offset by lower sales volume. The Restricted Group’s costs and expenses in 2013 included approximately $14.3 million for regularly scheduled maintenance costs, compared to $9.6 million in 2012. Several competing producers and members of the peer group that we benchmark the Restricted Group’s performance against report their financial results in accordance with International Financial Reporting Standards which permit a significant portion of such maintenance costs to be capitalized instead of expensed. Such costs are not charged to EBITDA by the peer group companies but instead are expensed as depreciation.

Overall, average per unit fiber costs of the Restricted Group increased by approximately 3% in 2013 compared to 2012, primarily due to 16% higher per unit fiber costs in Germany caused by strong demand from the European pellet and board producers and sawmills, only partially offset by a 12% decrease in per unit fiber costs for the Celgar mill.

In 2013, operating depreciation and amortization for the Restricted Group increased to $43.5 million from $40.1 million in the same period last year. Selling, general and administrative expenses marginally increased to $31.9 million from $31.7 million in 2012.

In 2013, the Restricted Group had restructuring expenses of $5.0 million related to the workforce reduction at the Celgar mill.

In 2013, the Restricted Group reported operating income of $15.7 million, compared to operating income of $9.8 million in 2012, primarily due to a higher realized sales price, partially offset by higher fiber costs in Germany, lower sales volume and the impact of a weaker U.S. dollar relative to the Euro on our German mill expenses.

Transportation costs for the Restricted Group marginally decreased to $64.1 million in 2013 from $66.1 million in 2012.

Interest expense for the Restricted Group increased to $32.3 million in 2013 from $30.1 million in 2012, primarily due to the issuance of $50.0 million of additional Senior Notes in July 2013.

In 2013, we recognized a deferred tax expense of $7.3 million, primarily as a result of the increase in the valuation reserve for our deferred tax assets on our balance sheet, compared to $6.7 million in 2012. This is a non-cash tax charge and does not reduce our underlying tax attributes.

For the reasons discussed above, the Restricted Group reported a net loss for 2013 of $19.5 million, compared to a net loss of $18.3 million in 2012, and Operating EBITDA of $59.5 million for 2013, compared to Operating EBITDA of $50.3 million for 2012. See the discussion of our results for the year ended December 31, 2013 compared to the year ended December 31, 2012 for the definition of Operating EBITDA, significant limitations in Operating EBITDA as an analytical tool and additional information relating to such limitations and Operating EBITDA.

The following table provides a reconciliation of net income (loss) to operating income and Operating EBITDA for the Restricted Group for the periods indicated:

	Year Ended December 31,
	2013	2012
	(in thousands)
Restricted Group(1)
Net income (loss)	$(19,525)	$(18,287)
Income tax provision	9,365	7,050
Interest expense	32,321	30,125
Loss (gain) on derivative instruments	2,767	(2,609)
Other (income) expense	(9,217)	(6,465)

Operating income	15,711	9,814
Add: Depreciation and amortization	43,833	40,474

Operating EBITDA	$59,544	$50,288

(1)	See Note 21 of the financial statements included in this annual report on Form 10-K for a reconciliation to our consolidated results.

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Pulp revenues for the Restricted Group in 2012 decreased by approximately 17% to $545.2 million from $659.7 million in the comparative period of 2011, primarily due to lower average pulp sales realizations, partially offset by higher sales volumes.

In 2012, revenues from the sale of excess energy increased by approximately 3% to a record $36.6 million from $35.5 million in 2011, primarily due to record annual energy sales volumes at both our Rosenthal and Celgar mills.

Pulp prices were lower in 2012 than in 2011. Average list prices for NBSK pulp in Europe were $813 per ADMT in 2012, compared to $956 per ADMT in 2011. In China, average list prices were $667 per ADMT in 2012 and $834 per ADMT in 2011. In 2012, average pulp sales realizations for the Restricted Group decreased by approximately 18% to $659 per ADMT from $800 per ADMT in the previous year.

Pulp sales volume of the Restricted Group marginally increased to 826,921 ADMTs in 2012 from 823,183 ADMTs in 2011.

Pulp production for the Restricted Group decreased to 827,977 ADMTs in 2012 from 832,396 ADMTs in 2011. In 2012 and 2011, our Celgar and Rosenthal mills had an aggregate of 30 days (approximately 32,800 ADMTs) and 20 days (approximately 24,500 ADMTs) of scheduled maintenance downtime, respectively.

Costs and expenses for the Restricted Group in 2012 decreased to $572.0 million from $607.6 million in 2011, primarily due to the impact of a stronger U.S. dollar relative to the Euro on our German mill expenses and lower fiber costs during the year, partially offset by higher sales volumes. The Restricted Group’s costs and expenses in 2012 included approximately $9.6 million for regularly scheduled maintenance costs, compared to $13.6 million in 2011. Several competing producers and members of the peer group that we benchmark the Restricted Group’s performance against report their financial results in accordance with International Financial Reporting Standards which permit a significant portion of such maintenance costs to be capitalized instead of expensed. Such costs are not charged to EBITDA by the peer group companies but instead are expensed as depreciation.

Overall, per unit fiber costs of the Restricted Group decreased by approximately 10% in 2012 compared to 2011, primarily due to decreased fiber costs in Germany and at our Celgar mill.

In 2012, operating depreciation and amortization for the Restricted Group decreased to $40.1 million from $41.5 million in the same period last year. Selling, general and administrative expenses marginally decreased to $31.7 million from $33.6 million in 2011.

In 2012, the Restricted Group reported operating income of $9.8 million, compared to operating income of $87.6 million in 2011, primarily due to lower average pulp sales realizations, partially offset by a stronger U.S. dollar relative to the Euro and lower fiber costs in 2012.

Transportation costs for the Restricted Group decreased to $66.1 million in 2012 from $70.7 million in 2011.

Interest expense for the Restricted Group decreased to $30.1 million in 2012 from $34.6 million in 2011, primarily due to the conversion of our convertible notes in 2011.

During 2012, the Restricted Group recorded $7.1 million of net income tax expense, compared to $6.4 million in 2011.

For the reasons discussed above, the Restricted Group reported net loss for 2012 of $18.3 million, compared to net income of $55.4 million in 2011 and Operating EBITDA of $50.3 million, compared to Operating EBITDA of $129.5 million in the comparative period of 2011. See the discussion of our results for the year ended December 31, 2013 compared to the year ended December 31, 2012 for the definition of Operating EBITDA, significant limitations in Operating EBITDA as an analytical tool and additional information relating to such limitations and Operating EBITDA.

The following table provides a reconciliation of net income (loss) to operating income and Operating EBITDA for the Restricted Group for the periods indicated:

	Year Ended December 31,
	2012	2011
	(in thousands)
Restricted Group(1)
Net income (loss)	$(18,287)	$55,408
Income tax provision	7,050	6,422
Interest expense	30,125	34,639
Gain on derivative instruments	(2,609)	—
Other income	(6,465)	(8,860)

Operating income	9,814	87,609
Add: Depreciation and amortization	40,474	41,875

Operating EBITDA	$50,288	$129,484

(1)	See Note 21 of the financial statements included in this annual report on Form 10-K for a reconciliation to our consolidated results.

Liquidity and Capital Resources

Summary of Cash Flows

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Net cash provided by (used in) operating activities	$23,513	$(3,336)	$92,806
Net cash provided by (used in) investing activities	(32,602)	(11,990)	(52,978)
Net cash provided by (used in) financing activities	42,597	5,360	(48,516)
Effect of exchange rate on changes in cash and cash equivalents	995	221	(990)

Net increase (decrease) in cash and cash equivalents	$34,503	$(9,745)	$(9,678)

Cash Flows from Operating Activities. Operating activities for the Restricted Group provided cash of $23.5 million in 2013 compared to using cash of $3.3 million in 2012 and providing cash of $92.8 million in 2011. A decrease in receivables provided cash of $4.8 million in 2013, compared to an increase in receivables using cash of $0.8 million in 2012 and a decrease in receivables providing cash of $4.5 million in 2011. A decrease in inventories provided cash of $2.0 million in 2013, compared to an increase in inventories using cash of $5.1 million in 2012 and $14.2 million in 2011. A decrease in accounts payable and accrued expenses used cash of $6.0 million in 2013 and $9.6 million in 2012 and an increase in accounts payable and accrued expenses provided cash of $8.2 million in 2011.

Cash Flows from Investing Activities. Investing activities used cash of $32.6 million, $12.0 million and $53.0 million in 2013, 2012 and 2011, respectively. In 2013, a capital investment in Stendal, an unrestricted subsidiary, used cash of $20.0 million. In 2013, capital expenditures used cash of $13.2 million related to various projects at our Rosenthal and Celgar mills. Capital expenditures in 2012 and 2011 used cash of $28.2 million and $41.1 million, respectively.

Cash Flows from Financing Activities. Financing activities provided net cash of $42.6 million in 2013, primarily due to cash of $52.3 million provided from proceeds from the issuance of additional Senior Notes, partially offset by the repayment of our credit facilities of $5.6 million. Financing activities provided net cash of $5.4 million in 2012 and used net cash of $48.5 million in 2011, primarily due to using cash of $20.5 million to redeem all of our remaining 2013 Senior Notes, $20.5 million to repay the balance of our Celgar Working Capital Facility and $10.6 million to purchase shares of our common stock and $13.5 million to purchase and extinguish some of our Senior Notes. In 2011, we received $19.9 million in governmental grants.

Balance Sheet Data of the Restricted Group

The following table is a summary of selected financial information for the Restricted Group for the dates indicated:

	December 31,
	2013	2012
	(in thousands)
Restricted Group Financial Position(1)
Cash and cash equivalents	$82,910	$48,407
Working capital	$211,749	$174,213
Total assets	$858,824	$849,271
Long-term liabilities	$394,821	$343,056
Total equity	$412,033	$442,161

(1)	See Note 21 of the financial statements included in this annual report on Form 10-K for a reconciliation to our consolidated results.

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

As at December 31, 2013, the Restricted Group’s cash and cash equivalents were $82.9 million, compared to cash and cash equivalents of $48.4 million at the end of 2012.

As at December 31, 2013, we had €28.3 million available under the credit facilities related to the Rosenthal mill and C$33.3 million under the Celgar Working Capital Facility.

In 2014, excluding amounts being financed by governmental grants, we currently expect capital expenditures to be approximately $28.0 million, primarily for a tall oil plant, chip receiving project and wastewater reduction project at the Rosenthal mill, a chip screening project and maintenance projects at the Celgar mill and an enterprise resource planning software implementation across the entire company.

We expect the Restricted Group to meet its interest and debt service obligations and meet the working and maintenance capital requirements for its current operations from cash flow from operations, cash and cash equivalents on hand, the Rosenthal facilities and the Celgar Working Capital Facility.

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

In July 2013, S&P lowered its rating on the Senior Notes to B from B+ but maintained its recovery rating at “3” and Moody’s maintained its B3 rating and “stable” outlook for our Senior Notes.

Credit ratings are not recommendations to buy, sell or hold securities and may be subject to revision or withdrawal by the assigning rating organization. Each rating should be evaluated independently of any other rating.

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

Our significant accounting policies are disclosed in Note 1 to our audited annual consolidated financial statements included in Part IV of this annual report. While all of the significant accounting policies are important to the consolidated financial statements, some of these policies may be viewed as having a high degree of judgment. On an ongoing basis using currently available information, management reviews its estimates, including those related to accounting for, among other things, doubtful accounts and reserves, depreciation and amortization, future cash flows associated with impairment testing for long-lived assets, derivative financial instruments, legal liabilities, asset retirement obligations, pensions and post-retirement benefit obligations, income taxes, contingencies and inventory obsolescence and provisions. Actual results could differ materially from these estimates, and changes in these estimates are recorded when known.

The following accounting policies require management’s most difficult, subjective and complex judgments, and are subject to a fair degree of measurement uncertainty.

Change in Reporting Currency. Our consolidated financial statements for each of the years in the four-year period ended December 31, 2012 were reported using the Euro. Effective October 1, 2013, we changed our reporting currency to the U.S. dollar to enhance communication and understanding with shareholders, analysts and other stakeholders and improve comparability of our financial information with other competitors and peer group companies. With the change in reporting currency, all comparative financial information has been recast from Euros to U.S. dollars to reflect our consolidated financial statements as if they had been historically reported in U.S. dollars, consistent with our currency translation policy described below and in Note 1 of our consolidated financial statements.

In order for our shareholders to better understand the transition to U.S. dollars, the following table provides selected financial information in Euros and U.S. dollars as at and for the year ended December 31, 2013.

	Euros	US$
	(in thousands, other than per share data and per ADMT amounts)
Statement of Operations Data
Revenues
Pulp	€749,858	$996,187
Energy and chemicals	69,400	92,198

	€819,258	$1,088,385
Costs and expenses	€795,427	$1,056,725
Operating income (loss)	€23,831	$31,660
Interest expense	€(52,056)	$(69,156)
Gain (loss) on derivative instruments	€14,836	$19,709
Other income (expense)	€915	$1,215
Net income (loss)(1)	€(19,853)	$(26,375)
Net income (loss) per share(1)
Basic and diluted	€(0.36)	$(0.47)
Weighted average shares outstanding (in thousands)
Basic and diluted	55,674	55,674
Balance Sheet Data
Current assets	€342,386	$471,773
Current liabilities	€120,110	$165,499
Working capital	€222,276	$306,274
Total assets	€1,123,855	$1,548,559
Long-term liabilities	€750,957	$1,034,743
Total equity	€252,788	$348,317
Other Data
Average pulp price realized (per ADMT)(2)	€514	$683

(1)	Attributable to common shareholders.
(2)	Average realized pulp price for 2013 reflects customer discounts and pulp price movements between order and shipment date.

Foreign Operations and Currency Translation. We translate foreign assets and liabilities of our subsidiaries, other than those denominated in U.S. dollars, at the rate of exchange at our balance sheet date. Revenues and expenses are translated at the average rate of exchange throughout the year. Transaction gains and losses related to net assets are recognized as unrealized foreign currency translation adjustments within accumulated other comprehensive income in shareholders’ equity, until all of the investment in the subsidiaries is sold or liquidated. The translation adjustments do not recognize the effect of income tax when we expect earnings of the foreign subsidiary to be indefinitely reinvested. The income tax effect on currency translation adjustments related to foreign subsidiaries that are not considered indefinitely reinvested is recorded as a component of deferred taxes in our Consolidated Balance Sheet with an offset to other comprehensive income. Gains and losses resulting from foreign currency transactions (transactions denominated in a currency other than the entity’s functional currency) are included in costs and expenses in our Consolidated Statement of Operations. Where inter-company loans are of a long-term investment nature, the after-tax effect of exchange rate changes are included as an unrealized foreign currency translation adjustment within accumulated other comprehensive income in shareholders’ equity.

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

In 2013, we reported an unrealized non-cash gain of $22.5 million before noncontrolling interest in respect of the Stendal Interest Rate Swap Contract and a realized loss of $2.8 million for our pulp price swap contracts.

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

As a result of current market conditions, we concluded that there were no impairment indicators. Accordingly, we did not undertake a long-lived asset impairment review in 2013.

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

If we believe that it is more likely than not that some of these deferred tax assets will not be realized, based on currently available information, an income tax valuation allowance is recorded against these deferred tax assets. Additionally, based on guidance noted in FASB Accounting Standards Codification Topic 740, Income Taxes, a cumulative loss position is considered significant negative evidence in assessing the realizability of deferred income tax assets that is difficult to overcome. As at December 31, 2013, we had $23.5 million in deferred tax assets and $14.5 million in deferred tax liabilities, resulting in a net deferred tax asset of $9.0 million. Our tax assets are net of a $140.8 million valuation allowance. For the year ended December 31, 2013, our review concluded that it was appropriate to increase the valuation allowance against loss carryforwards by approximately $17.0 million, after considering historical and forecast taxable income, income tax strategies and the best estimates of the timing of movements in temporary differences.

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

We are required to pay certain fees based on water consumption levels at our German mills. Unpaid fees can be reduced upon the mills’ demonstration of reduced wastewater emissions. The fees are expensed as incurred and the fee reduction is recognized once we have reasonable assurance that the German regulators will accept the reduced level of wastewater emissions. There may be a significant period of time between recognition of the wastewater expense and recognition of the wastewater fee reduction.

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

As at December 31, 2013, we did not record an inventory provision against any of our finished goods and raw materials inventories.

New Accounting Standards. See Note 1 to our consolidated financial statements included in Item 15 of this annual report on Form 10-K.

Cautionary Statement Regarding Forward-Looking Information

The statements in this annual report on Form 10-K that are not reported financial results or other historical information are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. These statements appear in a number of different places in this report and can be identified by words such as “estimates”, “projects”, “expects”, “intends”, “believes”, “plans”, or their negatives or other comparable words. Also look for discussions of strategy that involve risks and uncertainties. Forward-looking statements include statements regarding the outlook for our future operations, forecasts of future costs and expenditures, the evaluation of market conditions, the outcome of legal proceedings, the adequacy of reserves, or other business plans. You are cautioned that any such forward-looking statements are not guarantees and may involve risks and uncertainties. Our actual results may differ materially from those in the forward-looking statements due to risks facing us or due to actual facts differing from the assumptions underlying our estimates. Some of these risks and assumptions include those set forth in reports and other documents we have filed with or furnished to the SEC, including in our annual report on Form 10-K for the fiscal year ended December 31, 2013. We advise you that these cautionary remarks expressly qualify in their entirety all forward-looking statements attributable to us or persons acting on our behalf. Unless required by law, we do not assume any obligation to update forward-looking statements based on unanticipated events or changed expectations. However, you should carefully review the reports and other documents we file from time to time with the SEC. Factors that could cause actual results to differ materially include, but are not limited to those set forth under “Item 1A – Risk Factors” in this annual report on Form 10-K.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks from changes in interest rates and foreign currency exchange rates, particularly the exchange rates between the Euro and the U.S. dollar and the Canadian dollar versus the U.S. dollar. Changes in these rates may affect our results of operations and financial condition and, consequently, our fair value. We seek to manage these risks through internal risk management policies as well as the use of derivatives. We use derivatives to reduce or limit our exposure to interest rate and currency risks. We also use derivatives to reduce or limit our exposure to fluctuations in pulp prices. We use derivatives to reduce our potential losses or to augment our potential gains, depending on our management’s perception of future economic events and developments. These types of derivatives are generally highly speculative in nature. They are also very volatile as they are highly leveraged given that margin requirements are relatively low in proportion to notional amounts.

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

The principal derivatives we use are interest rate derivatives, pulp price derivatives, energy derivatives and foreign exchange derivatives.

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

The Rosenthal Loan Facility also allows us to enter into derivative instruments to manage risks relating to its operations but, as at December 31, 2013, we had not entered into any such derivative instruments.

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

In May 2012, we entered into a fixed price pulp swap contract with a bank. Under the contract, 5,000 MTs of pulp per month is fixed at a price of $915 per MT for each month between May and December of 2012. The contract expired in December 2012. In November 2012, we entered into two additional contracts. Under the terms of these contracts, 3,000 MTs of pulp per month is fixed at prices which range from $880 to $890 per MT. These contracts expired in December 2013.

We are exposed to very modest credit related risks in the event of non-performance by counterparties to derivative contracts. However, we do not expect that the counterparties, which are major financial institutions and large utilities, will fail to meet their obligations.

The following table and the notes thereto sets forth the maturity date, the notional amount, the recognized gain or loss and the strike and swap rates for derivatives that were in effect during 2013 and 2012:

		December 31, 2013		December 31, 2012
Derivative Instrument	Maturity Date	Notional Amount	Recognized Gain (Loss)	Notional Amount	Recognized Gain (Loss)
		(in millions)	(in thousands)	(in millions)	(in thousands)
Stendal interest rate swap(1)	October 2017	$422.7	$22,476	$471.5	$2,203
Fixed price pulp swap(2)	December 2013	$—	$(2,767)	$36.4	$2,609

(1)	In connection with the Stendal Loan Facility, in the third quarter of 2002 Stendal entered into the Stendal Interest Rate Swap Contract, which are variable-to-fixed interest rate swaps, for the term of the Stendal Loan Facility, with respect to an aggregate maximum amount of approximately €612.6 million of the principal amount of the long-term indebtedness under the Stendal Loan Facility. The remaining contract commenced in April 2005 for a notional amount of €612.6 million, with an interest rate of 5.28%, and the notional amount gradually decreases and the contract terminates upon the maturity of the Stendal Loan Facility in October 2017.
(2)	In May 2012, we entered into a fixed price pulp swap contract with a bank. Under the contract, 5,000 MTs of pulp per month is fixed at a price of $915 per MT for each month between May and December of 2012. In November 2012, we entered into two additional contracts under the terms of which 3,000 MTs of pulp per month are fixed at prices which range from $880 to $890 per MT. These contracts matured in December 2013.

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

The following tables provide information about our exposure to interest rate fluctuations for the carrying amount of financial instruments sensitive to such fluctuations as at December 31, 2013 and expected cash flows from these instruments:

	As at December 31, 2013
	Carrying	Fair	Expected maturity date
	Value	Value	2014	2015	2016	2017	2018	Thereafter
	(in thousands, other than percentages)
Liabilities
Long-term debt:
Fixed rate ($)(1)	336,382	366,656	—	—	—	336,382	—	—
Average interest rate	9.5%	9.5%
Variable rate ($)(2)	590,124	590,124	59,606	65,566	65,566	399,386	—	—
Average interest rate	1.75%	1.75%	1.75%	1.75%	1.75%	1.75%	—
Variable rate ($)(3)	749	749	749	—	—	—	—	—
Average interest rate	3.09%	3.09%	3.09%

	Nominal	Fair	Expected maturity date
	Amount	Value	2014	2015	2016	2017	2018	Thereafter
	(in thousands, other than percentages)
Interest Rate Derivatives
Interest rate swap:
Variable to fixed ($)(4)	422,715	(46,517)	75,729	81,830	88,323	176,833	—	—
Average pay rate	5.3%	5.3%	5.3%	5.3%	5.3%	5.3%	—
Average receive rate	0.3%	0.3%	0.3%	0.3%	0.3%	0.3%	—

(1)	Senior Notes bearing interest at 9.50%, principal amount $336.4 million.
(2)	Stendal Loan Facility bears interest at varying rates of between Euribor plus 0.90% to Euribor plus 1.80%. The Blue Mill Facility bears interest at Euribor plus 3.5%.
(3)	Rosenthal investment loan bears interest at Euribor plus 2.75%.
(4)	Interest rate swap put in place on the Stendal Loan Facility, effectively converting it from a variable interest rate to a fixed interest rate loan.

Foreign Currency Exchange Rate Risk

Our reporting currency is the U.S. dollar. However, we hold financial instruments denominated in Euros and Canadian dollars which are sensitive to foreign currency exchange rate fluctuations. A depreciation of these currencies against the U.S. dollar will decrease the fair value of such financial instrument assets and an appreciation of these currencies against the U.S. dollar will increase the fair value of such financial instrument liabilities, thereby decreasing our fair value. An appreciation of these currencies against the U.S. dollar will increase the fair value of such financial instrument assets and a depreciation of these currencies against the U.S. dollar will decrease the fair value of financial instrument liabilities, thereby increasing our fair value. We seek to manage our foreign currency risks by utilizing foreign exchange rate derivatives. For a discussion of such derivatives including maturities, notional amounts, gains or losses and strike rates, see “–Derivatives” in this Item 7A.

The following table provides information about our exposure to foreign currency exchange rate fluctuations for the carrying amount of financial instruments sensitive to such fluctuations as at December 31, 2013 and expected cash flows from these instruments:

	As at December 31, 2013
	Carrying Value	Fair Value	Nominal Amount	Expected maturity date
				2014	2015	2016	2017	2018	Thereafter
	(in thousands)
On-Balance Sheet Financial Instruments
Euro functional currency
Cash and cash equivalents (€)	59,075	59,075	—	59,075	—	—	—	—	—
Receivables (€)	53,280	53,280	—	53,280	—	—	—	—	—
Accounts payable and other (€)	47,724	47,724	—	47,724	—	—	—	—	—
Interest rate derivative liability (€)	33,760	33,760	306,782	54,960	59,387	64,100	128,335	—	—
Debt (€)	466,645	445,842	—	43,802	47,584	47,584	327,675	—	—
CAD functional currency
Cash and cash equivalents (C$)	9,175	9,175	—	9,175	—	—	—	—	—
Receivables (C$)	2,805	2,805	—	2,805	—	—	—	—	—
Accounts payable and other (C$)	25,629	25,629	—	25,629	—	—	—	—	—

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

The consolidated financial statements and supplementary data required with respect to this Item 8, and as listed in Item 15 of this annual report on Form 10-K, are included in this annual report on Form 10-K commencing on page 84.

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

Management assessed the effectiveness of Mercer’s internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework, as issued in 1992 by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment and those criteria, management concluded that Mercer maintained effective internal control over financial reporting as of December 31, 2013.

The effectiveness of Mercer’s internal control over financial reporting as of December 31, 2013 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their attestation report which appears within.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We are governed by a board of directors, referred to as the “Board”, each member of which is elected annually. The following sets forth information relating to our directors and executive officers.

Jimmy S.H. Lee, age 56, has served as director since May 1985 and President and Chief Executive Officer since 1992. Previously, during the period that MFC Bancorp Ltd. was our affiliate, he served as a director from 1986 and President from 1988 to December 1996 when it was spun out. Mr. Lee was also a director of Quinsam Capital Corp. from March 2004 to November 2007 and Fortress Paper Ltd. from August 2006 to April 2008. During Mr. Lee’s tenure with Mercer, we acquired the Rosenthal mill and converted it to the production of kraft pulp, constructed and commenced operations at the Stendal mill and acquired the Celgar mill. Mr. Lee possesses particular knowledge and experience in finance and banking, credit markets, derivative risk management, and international pulp markets. He holds a Bachelor of Science Degree in Chemical Engineering from the University of British Columbia, Canada.

Eric Lauritzen, age 75, has served as a director since June 2004. From 1994 until his retirement in 1998, he was President and Chief Executive Officer of Harmac Pacific, Inc., a TSX-listed pulp producer that was acquired by Pope & Talbot Inc. From 1981 to 1994, he served as Vice President, Pulp and Paper Marketing of MacMillan Bloedel Limited, a TSX-listed North American pulp and paper company that was acquired by Weyerhaeuser Company Limited. Mr. Lauritzen has accumulated extensive executive, production and marketing experience in the pulp and paper industry, particularly in the softwood kraft pulp sector. He received his Bachelor of Commerce degree in 1961 from the University of British Columbia and his M.B.A. in 1963 from Harvard Business School.

William D. McCartney, age 58, has served as a director since January 2003. He has been the President and Chief Executive Officer of Pemcorp Management Inc., a corporate finance and management consulting firm, since its inception in 1990. From 1984 to 1990, he was a founding partner of Davidson & Company, chartered accountants, where he specialized in business advisory services. He has been involved with numerous capital restructuring and financing events involving several public companies and brings substantial knowledge relating to the financial accounting and auditing processes. He is a member of the Local Advisory Committee of the TSX and TSX Ventures Exchanges. He is a chartered accountant and has been a member of the Canadian Institute of Chartered Accountants since 1980. He holds a Bachelor of Arts degree in Business Administration from Simon Fraser University.

Graeme A. Witts, age 75, has served as a director since 2003. He is also a Director and the former Chairman of Azure Property Group, SA, a European hotel group. He organized Sanne Trust Company Limited, a trust company located in the Channel Islands, in 1988 and was Managing Director from 1988 to 2000, when he retired. Mr. Witts has previous executive experience with the Procter & Gamble Company, as well as with Clarks shoes. He also has experience in government auditing and brings significant financial accounting knowledge from a global perspective. Mr. Witts is a fellow of the Institute of Chartered Accountants of England and Wales and holds a masters degree in chemistry from Oxford University and a research degree in magnetic resonance.

Bernard Picchi, age 64, has served as a director since June 2011. He is now Managing Director of Private Wealth Management for Palisade Capital Management, LLC, of Fort Lee, New Jersey, and has been in that role since July 2009. Before joining Palisade, Mr. Picchi served as Managing Partner of Willow Rock Associates from August 2008 through June 2009, which advised securities firms on energy investments. From March 2003 through July 2008, Mr. Picchi served as Senior Energy Analyst at two independent research firms based in New York City, Foresight Research Solutions (2003-2005) and Wall Street Access (2006-2008). From 1999 through 2002, he was Director of U.S. Equity Research at Pittsburgh-based Federated Investors, where he also managed the Capital Appreciation Fund, a 5-star rated (during his tenure) $1.5 billion equity mutual fund. Before Federated, Mr. Picchi enjoyed a 20-year career on Wall Street (Salomon Brothers, Kidder Peabody, and Lehman Brothers) both as an award-winning energy analyst and as an executive (Director of U.S. Equity Research at Lehman in the mid-1990s). He began his post-college career at Mellon Bank in Pittsburgh, Pennsylvania. Mr. Picchi holds a Bachelor of Science degree in Foreign Service from Georgetown University, and he has achieved the professional designation Chartered Financial Analyst. He has also served on various non-profit boards, most notably that of the Georgetown University Library which he has served for the past 30 years.

James Shepherd, age 61, has served as a director since June 2011. He is also currently a director of Conifex Timber Inc., which is listed on the TSX Venture Exchange, and Buckman Laboratories International Inc. Mr. Shepherd was President and Chief Executive Officer of Canfor Corporation from 2004 to 2007 and Slocan Forest Products Ltd. from 1999 to 2004. He is also the former President of Crestbrook Forest Industries Ltd. and Finlay Forest Industries Limited and the former Chairman of the Forest Products Association of Canada. Mr. Shepherd has previously served as a director of Canfor Corporation as well as Canfor Pulp Income Fund (now Canfor Pulp Products Inc.). Mr. Shepherd holds a degree in Mechanical Engineering from Queen’s University.

R. Keith Purchase, age 69, has served as a director since June 2012. He is currently also a director of Hardwoods Distribution Inc., which is listed on the Toronto Stock Exchange. Mr. Purchase was Executive Vice-President and Chief Operating Officer for MacMillan Bloedel Ltd. from 1998 to 1999, President and Chief Executive Officer of TimberWest Forest Ltd. from 1994 to 1998 and Managing Director of Tasman Pulp and Paper from 1990 to 1994. Mr. Purchase was previously a director of Catalyst Paper Corporation and Chair of the board of directors. As he has held several senior positions in the forestry industry, Mr. Purchase brings to the Board extensive senior executive experience relevant to the Company’s operations, as well as significant board of director leadership experience from a wide variety of companies.

Nancy Orr, age 63, has served as a director since May 2013. Ms. Orr is currently also a director of Blue Goose Capital Inc., Cavendish Health and Social Services Centre, Ressources Quebec Inc. and Prometic Life Sciences Inc. Ms. Orr’s previous experience includes serving as President of Dynamis Group Inc. from 1991 to 2007 and Interim Chief Financial Officer of Redline Communications Inc., where she also served as a director, Chair of the Audit Committee and a member of its Compensation Committee. Ms. Orr was also a director of Dundee Wealth Management Inc., Fibrek Inc. and FRV Media Inc. She brings to the Board significant experience as a senior executive, director and audit committee member of a wide variety of companies. Ms. Orr is a member of the Institute of Corporate Directors and has been a member of the Canadian Institute of Chartered Accountants since 1978. She holds a Master of Business and Administration from Queen’s University and a Bachelor of Arts degree in Business Administration from the University of Western Ontario.

David M. Gandossi, age 56, has served as Executive Vice-President, Chief Financial Officer and Secretary since August 2003. His previous roles included Chief Financial Officer and other senior executive positions with Formation Forest Products and Pacifica Papers Inc. Since 2007, Mr. Gandossi has chaired the B.C. Pulp and Paper Task Force, a joint government industry and labor effort mandated to identify measures to improve the competitiveness of the British Columbia pulp and paper industry. He also participated in the Pulp and Paper Advisory Committee to the BC Competition Council and was a member of BC’s Working Roundtable on Forestry. He is currently a Director of FPInnovations and Chair of the FPI National Research Advisory Committee. He also co-chairs the BC Bio-economy Transformation Council, a collaborative effort between Government and industry. Mr. Gandossi holds a Bachelor of Commerce Degree from the University of British Columbia and is a Chartered Accountant in Canada CPA, CA.

Claes-Inge Isacson, age 68, has served as Chief Operating Officer since November 2006. Prior to this role at Mercer, Mr. Isacson was President at AF Process, a worldwide consulting and engineering company. Mr. Isacson also served as Vice President Operations Indonesia for APRIL, Senior Vice President Production for Norske Skogindustrier ASA and President at Norske Skog Europe. Mr. Isacson brings over twenty-eight years of senior level pulp and paper management to the senior management team. He holds a Master of Science Degree in Mechanical Engineering.

David K. Ure, age 46, returned to Mercer in September 2013, assuming the role of Senior Vice President, Finance. Prior to serving as Vice President, Finance of Sierra Wireless Inc., Mr. Ure was Vice President, Controller at Mercer from 2006 to 2010. He has also served as Controller at various companies including Catalyst Paper Corp., Pacifica Papers Inc., and TrojanLitho, as well as CFO and Secretary of Finlay Forest Industries Inc. Mr. Ure has over fifteen years’ experience in the forest products industry. He holds a Bachelor of Commerce in Finance from the University of British Columbia, Canada and is a member of the Certified General Accountants’ Association of Canada.

Leonhard Nossol, age 56, has served as our Group Controller for Europe since August 2005. He has also been Managing Director of Rosenthal since 1997 and the sole Managing Director of Rosenthal since 2005. Before joining Mercer, Mr. Nossol was Director, Finance and Administration for a German household appliance producer from 1992 to 1997. Prior to this, he was Operations Controller at Grundig AG (consumer electronics) in Nürnberg. Mr. Nossol has been a member of the German Industry Federation’s (BDI) Tax Committee since 2003. He was elected President of the German Wood Users Association (AGR) in 2013. Mr. Nossol holds a Political Science degree from Freie Universität Berlin and a degree in Business Management from the University of Applied Sciences in Berlin.

Richard Short, age 46, has served as Controller since November 2010, prior to which he served as Director, Corporate Finance since joining Mercer in 2007. Previous roles include Controller, Financial Reporting from 2006 to 2007 and Director, Corporate Finance from 2004 to 2006 with Catalyst Paper Corporation. Mr. Short holds a Bachelor of Arts in Psychology from the University of British Columbia and has been a member of the Canadian Institute of Chartered Accountants since 1993.

David M. Cooper, age 60, has served as Vice President of Sales and Marketing for Europe since 2005. Mr. Cooper previously held a variety of senior positions around the world at Sappi Ltd. from 1982 to 2005. These roles included the sales and marketing of various pulp and paper grades and the management of a manufacturing facility. Mr. Cooper has more than thirty years of diversified experience in the international pulp and paper industry.

Eric X. Heine, age 50, has served as Vice President of Sales and Marketing for North America and Asia since June 2005. Mr. Heine was previously Vice President Pulp and International Paper Sales and Marketing for Domtar Inc. from 1999 to 2005. Mr. Heine has over twenty-five years of experience in the pulp and paper industry, including developing strategic sales channels and market partners to build corporate brands. He holds a Bachelor of Science in Forestry (Wood Science) from the University of Toronto, Canada.

Wolfram Ridder, age 52, has served as Vice President of Business Development since 2005, prior to which he served as Managing Director at Mercer’s Stendal mill from 2001 to 2005. Mr. Ridder also served as Vice President Pulp Operations, Assistant to CEO from 1999 to 2005 and Assistant Managing Director at the Rosenthal mill from 1995 to 1998. Prior to joining Mercer, Mr. Ridder worked as a Scientist for pulping technology development at the German Federal Research Center for Wood Science and Technology in Hamburg from 1988 to 1995. Mr. Ridder has a Master of Business and Administration and a Master of Wood Science and Forest Product Technology from Hamburg University.

Genevieve Stannus, age 43, has served as Treasurer since July 2005, prior to which she served as Senior Financial Analyst since joining Mercer in August 2003. Prior to her role at Mercer, Ms. Stannus held Senior Treasury Analyst positions with Catalyst Paper Corporation and Pacifica Papers Inc. Ms. Stannus has twenty years of experience in the forest products industry. She is a member of the Certified General Accountants Association of Canada.

Brian Merwin, age 40, has served as Vice President, Strategic Initiatives since February 2009. Mr. Merwin previously held roles within Mercer such as Director, Strategic and Business Initiatives, and Business Analyst. He was a key member of Celgar’s Green Energy Project, and was instrumental in the development of the BC Hydro energy purchase agreement and securing the ecoENERGY grant. Mr. Merwin has a Master of Business and Administration from the Richard Ivey School of Business in Ontario, Canada and a Bachelor of Commerce Degree from the University of British Columbia, Canada.

We also have experienced mill managers at all of our mills who have operated through multiple business cycles in the pulp industry.

The Board met six times during 2013 and each current member of the Board attended 100% of the total number of such meetings and meetings of the committees of the Board on which they serve during their term. In addition, our independent directors regularly meet in separate executive sessions without any member of our management present. The Lead Director presides over these meetings. Although we do not have a formal policy with respect to attendance of directors at our annual meetings, all directors are encouraged and expected to attend such meetings if possible. All of our directors attended our 2013 annual meeting.

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

Audit Committee

The Audit Committee was established in accordance with Section 3(a)(58)(A) of the Exchange Act and functions pursuant to a charter adopted by the directors. A copy of the current charter is incorporated by reference in the exhibits to this Form 10-K and is available on our website at www.mercerint.com under the “Governance” link. The function of the Audit Committee generally is to meet with and review the results of the audit of our financial statements performed by the independent public accountants and to recommend the selection of independent public accountants. The members of the Audit Committee are Mr. McCartney, Mr. Shepherd and Ms. Orr, each of whom is independent under applicable laws and regulations and the listing requirements of the NASDAQ Global Select Market. Mr. McCartney is a Chartered Accountant and a “financial expert” within the meaning of such term under the Sarbanes-Oxley Act of 2002. The Audit Committee met four times during 2013.

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

Compensation and Human Resource Committee

The Board has established a Compensation and Human Resource Committee. The Compensation and Human Resource Committee is responsible for reviewing and approving the strategy and design of our compensation, equity-based and benefits programs. The Compensation and Human Resource Committee functions pursuant to a charter adopted by the directors, a copy of which is available on our website at www.mercerint.com in the Corporate Governance Guidelines under the “Governance” link. The Compensation and Human Resource Committee is also responsible for approving all compensation actions relating to executive officers. The members of the Compensation and Human Resource Committee are Mr. Picchi, Mr. Witts, Mr. Purchase and Ms. Orr, each of whom is independent under applicable laws and regulations and the listing requirements of the NASDAQ Global Select Market. The Compensation and Human Resource Committee met six times during 2013.

Governance and Nominating Committee

The Board has established a Governance and Nominating Committee comprised of Mr. Lauritzen, Mr. McCartney and Mr. Witts, each of whom is independent under applicable laws and regulations and the listing requirements of the NASDAQ Global Select Market. The Governance and Nominating Committee functions pursuant to a charter adopted by the directors, a copy of which is incorporated by reference in the exhibits to this Form 10-K and is available on our website at www.mercerint.com in the Corporate Governance Guidelines under the “Governance” link. The purpose of the committee is to: (i) manage the corporate governance system of the Board; (ii) assist the Board in fulfilling its duties to meet applicable legal and regulatory and self-regulatory business principles and codes of best practice; (iii) assist in the creation of a corporate culture and environment of integrity and accountability; (iv) in conjunction with the Lead Director, monitor the quality of the relationship between the Board and management; (v) review management succession plans; (vi) recommend to the Board nominees for appointment to the Board; (vii) lead the Board’s annual review of the Chief Executive Officer’s performance; and (viii) set the Board’s forward meeting agenda. The Governance and Nominating Committee met six times in 2013.

Environmental, Health and Safety Committee

The Board established an Environmental, Health and Safety Committee in 2006, currently comprised of Mr. Shepherd, Mr. Purchase and Mr. Lee, to review on behalf of the Board the policies and processes implemented by management, and the resulting impact and assessments of all our environmental, health and safety related activities. The Environmental, Health and Safety Committee functions pursuant to a charter adopted by the directors, a copy of which is available on our website at www.mercerint.com in the Corporate Governance Guidelines under the “Governance” link. More specifically, the Environmental, Health and Safety Committee is to: (i) review and approve, and if necessary revise, our environmental, health and safety policies and environmental compliance programs; (ii) monitor our environmental, health and safety management systems including internal and external audit results and reporting; and (iii) provide direction to management on the frequency and focus of external independent environmental, health and safety audits. The Environmental, Health and Safety Committee met four times in 2013.

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

Section 16(a) Beneficial Ownership Reporting Compliance

The information required under “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated by reference from the proxy statement relating to our annual meeting to be held in 2014, which will be filed with the SEC within 120 days of our most recently completed fiscal year.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated by reference from the proxy statement relating to our annual meeting to be held in 2014, which will be filed with the SEC within 120 days of our most recently completed fiscal year.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is incorporated by reference from the proxy statement relating to our annual meeting to be held in 2014, which will be filed with the SEC within 120 days of our most recently completed fiscal year.

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

The information called for by Items 404(a) and 407(a) of Regulation S-K required to be included under this Item 13 is incorporated by reference from the proxy statement relating to our annual meeting to be held in 2014, which will be filed with the SEC within 120 days of our most recently completed fiscal year.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 is incorporated by reference from the proxy statement relating to our annual meeting to be held in 2014, which will be filed with the SEC within 120 days of our most recently completed fiscal year.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENTS

(a) (1) Financial Statements

(b) List of Exhibits

2.1	Agreement and Plan of Merger among Mercer International Inc., Mercer International Regco Inc. and Mercer Delaware Inc. dated December 14, 2005. Incorporated by reference to the Proxy Statement/Prospectus filed on December 15, 2005.

3.1	Articles of Incorporation of the Company, as amended. Incorporated by reference from Form 8-A dated March 1, 2006.

3.2	Bylaws of the Company. Incorporated by reference from Form 8-A dated March 1, 2006.

4.1	Indenture dated as of November 17, 2010 between Mercer International Inc. and Wells Fargo Bank, National Association. Incorporated by reference from Form 8-K filed on July 23, 2013.

10.1*	Project Financing Facility Agreement dated August 26, 2002 between Zellstoff Stendal GmbH and Bayerische Hypo-und Vereinsbank AG, as amended by Amendment, Restatement and Undertaking Agreement dated January 31, 2009 and the Amendment Agreement dated January 20, 2012.

10.2*	Project Blue Mill Financing Facility Agreement dated January 20, 2012 between Zellstoff Stendal GmbH and Unicredit Bank AG and IKB Deutsche Industriebank AG.

10.3*	Shareholders’ Undertaking Agreement dated August 26, 2002 among Mercer International Inc., Stendal Pulp Holdings GmbH, RWE Industrie-Lösungen GmbH, AIG Altmark Industrie AG and FAHR Beteiligungen AG and Zellstoff Stendal GmbH and Bayerische Hypo-und Vereinsbank AG as amended by the Amendment Restatement and Undertaking Agreement dated January 20, 2012.

10.4*	Shareholders’ Agreement dated August 26, 2002 among Zellstoff Stendal GmbH, Stendal Pulp Holdings GmbH, RWE Industrie-Lösungen GmbH and FAHR Beteiligungen AG as amended by the Amendment Agreement dated January 20, 2012.

10.5*	Contract for the Engineering, Design, Procurement, Construction, Erection and Start-Up of a Kraft Pulp Mill between Zellstoff Stendal GmbH and RWE Industrie-Lösungen GmbH dated August 26, 2002. Certain non-public information has been omitted from the appendices to Exhibit 10.4 pursuant to a request for confidential treatment filed with the SEC. Such non-public information was filed with the SEC on a confidential basis. The SEC approved the request for confidential treatment in January 2004.

10.6*	Form of Trustee’s Indemnity Agreement between Mercer International Inc. and its Trustees.

10.7	Employment Agreement dated for reference August 7, 2003 between Mercer International Inc. and David Gandossi. Incorporated by reference from Form 8-K dated August 11, 2003.

10.8	Employment Agreement effective as of April 28, 2004 between Mercer International Inc. and Jimmy S.H. Lee. Incorporated by reference from Form 8-K dated April 28, 2004.

10.9	2004 Stock Incentive Plan. Incorporated by reference from Form S-8 dated June 15, 2004.

10.10	2010 Stock Incentive Plan. Incorporated by reference from Form S-8 dated June 11, 2010.

10.11	Employment Agreement dated October 2, 2006 between Stendal Pulp Holding GmbH and Wolfram Ridder. Incorporated by reference from Form 8-K dated October 2, 2006.

10.12*	Employment Agreement effective September 25, 2006 between Mercer International Inc. and Claes-Inge Isacson dated December 5, 2008.

10.13	Employment Agreement effective September 1, 2005 between Mercer International Inc. and Leonhard Nossol dated August 18, 2005. Incorporated by reference from Form 10-Q dated May 6, 2008.

10.14*	Electricity Purchase Agreement effective January 27, 2009 between Zellstoff Celgar Limited Partnership and British Columbia Hydro and Power Authority. Certain non-public information has been omitted from the appendices to Exhibit 10.13 pursuant to a request for confidential treatment filed with the SEC. Such non-public information was filed with the SEC on a confidential basis. The SEC approved the request for confidential treatment in March 2009.

10.15	Revolving Credit Facility Agreement dated August 19, 2009 among D&Z Holding GmbH, Zellstoff-und Papierfabrik Rosenthal GmbH, D&Z Beteiligungs GmbH and ZPR Logistik GmbH and Bayerische Hypo-und Vereinsbank AG. Incorporated by reference from Form 8-K dated August 24, 2009.

10.16	Loan Agreement dated August 19, 2009 among Zellstoff-und Papierfabrik Rosenthal GmbH, as borrower, and Bayerische Hypo-und Vereinsbank Aktiengesellschaft, as lender. Incorporated by reference from Form 8-K dated August 24, 2009.

10.17	Extension, Amendment and Confirmation Letter dated October 4, 2012 among Zellstoff- und Papierfabrik Rosenthal GmbH, D&Z Holding GmbH, D&Z Beteiligungs GmbH, ZPR Logistik GmbH and Mercer International Inc. Incorporated by reference from Form 10-Q dated November 2, 2012.

10.18	Second Amended and Restated Credit Agreement dated as of May 2, 2013 among Zellstoff Celgar Limited Partnership, as borrower, and the lenders from time to time parties thereto, as lenders, and Canadian Imperial Bank of Commerce, as agent. Incorporated by reference from Form 8-K dated May 8, 2013.

10.19	Amendment Agreement, dated September 30, 2013, among Zellstoff Stendal GmbH, as Borrower, UniCredit Bank AG, as Arranger, Agent, Security Agent and Original Lender, the Lenders from time to time parties thereto, E & Z Industrie-Lösungen GmbH, Mercer International Inc. and Stendal Pulp Holding GmbH. Incorporated by reference from Form 10-Q filed on November 1, 2013.

14	Code of Business Conduct and Ethics. Incorporated by reference from the definitive proxy statement on Schedule 14A dated August 11, 2003.

99.1	Audit Committee Charter. Incorporated by reference from the definitive proxy statement on Schedule 14A dated April 28, 2005.

99.2	Governance and Nominating Committee Charter. Incorporated by reference from the definitive proxy statement on Schedule 14A dated April 28, 2004.

21	List of Subsidiaries of Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Section 302 Certificate of Chief Executive Officer.

31.2	Section 302 Certificate of Chief Financial Officer.

32.1**	Section 906 Certificate of Chief Executive Officer.

32.2**	Section 906 Certificate of Chief Financial Officer.

*	Filed in Form 10-K for prior years.
**	In accordance with Release 33-8212 of the Commission, these Certifications: (i) are “furnished” to the Commission and are not “filed” for the purposes of liability under the Exchange Act; and (ii) are not to be subject to automatic incorporation by reference into any of our Company’s registration statements filed under the Securities Act for the purposes of liability thereunder or any offering memorandum, unless our Company specifically incorporates them by reference therein.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

Mercer International Inc.

We have audited the accompanying consolidated balance sheets of Mercer International Inc. and its subsidiaries as of December 31, 2013 and December 31, 2012 and the related consolidated statements of operations, comprehensive income (loss), changes in shareholder’s equity, and cash flows for each of the years in the three-year period ended December 31, 2013. We also have audited Mercer International Inc.’s and its subsidiaries’ internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under Item 9A of this Form 10-K. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the company’s internal control over financial reporting based on our integrated audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall consolidated financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mercer International Inc. and its subsidiaries as of December 31, 2013 and December 31, 2012 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, Mercer International Inc. and its subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by COSO.

/s/ PricewaterhouseCoopers LLP

Chartered Professional Accountants

Vancouver, British Columbia

February 21, 2014

MERCER INTERNATIONAL INC.

CONSOLIDATED BALANCE SHEETS

(In thousands of U.S. dollars)

	December 31,
	2013	2012
ASSETS
Current assets
Cash and cash equivalents (Note 2)	$147,728	$137,439
Receivables (Note 3)	135,893	145,150
Inventories (Note 4)	170,908	155,979
Prepaid expenses and other	10,918	10,425
Deferred income tax (Note 9)	6,326	5,887

Total current assets	471,773	454,880

Long-term assets
Property, plant and equipment (Note 5)	1,038,631	1,066,506
Deferred note issuance costs and other	20,998	16,036
Deferred income tax (Note 9)	17,157	23,159

	1,076,786	1,105,701

Total assets	$1,548,559	$1,560,581

LIABILITIES
Current liabilities
Accounts payable and other (Note 6)	$103,814	$118,599
Pension and other post-retirement benefit obligations (Note 8)	1,330	1,072
Debt (Note 7)	60,355	60,205

Total current liabilities	165,499	179,876

Long-term liabilities
Debt (Note 7)	919,017	877,780
Interest rate derivative liability (Note 17)	46,517	66,819
Pension and other post-retirement benefit obligations (Note 8)	35,466	42,378
Capital leases and other (Note 19)	19,293	18,375
Deferred income tax (Note 9)	14,450	7,591

	1,034,743	1,012,943

Total liabilities	1,200,242	1,192,819

EQUITY
Shareholders’ equity
Share capital (Note 10)	328,549	327,818
Paid-in capital	(11,756)	(4,481)
Retained earnings	10,815	37,190
Accumulated other comprehensive income (Note 14)	31,470	28,577

Total shareholders’ equity	359,078	389,104

Noncontrolling interest (deficit) (Note 15)	(10,761)	(21,342)

Total equity	348,317	367,762

Total liabilities and equity	$1,548,559	$1,560,581

Commitments and contingencies (Note 20)

The accompanying notes are an integral part of these consolidated financial statements.

MERCER INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands of U.S. dollars, except per share data)

	For the Year Ended December 31,
	2013	2012	2011
Revenues
Pulp	$996,187	$979,770	$1,157,206
Energy and chemicals	92,198	92,966	94,758

	1,088,385	1,072,736	1,251,964
Costs and expenses
Operating costs	920,832	886,144	965,723
Operating depreciation and amortization	78,309	74,302	77,611

	89,244	112,290	208,630
Selling, general and administrative expenses	51,169	49,268	53,965
Restructuring expenses (Note 13)	6,415	—	—

Operating income	31,660	63,022	154,665

Other income (expense)
Interest expense	(69,156)	(71,767)	(82,114)
Gain (loss) on derivative instruments (Note 17)	19,709	4,812	(1,974)
Other income (expense)	1,215	(179)	3,625

Total other income (expense)	(48,232)	(67,134)	(80,463)

Income (loss) before income taxes	(16,572)	(4,112)	74,202
Income tax benefit (provision) (Note 9)
Current	2,286	(9,531)	(2,341)
Deferred	(11,482)	152	3,309

Net income (loss)	(25,768)	(13,491)	75,170
Less: net income attributable to noncontrolling interest	(607)	(2,179)	(5,471)

Net income (loss) attributable to common shareholders	$(26,375)	$(15,670)	$69,699

Net income (loss) per share attributable to common shareholders (Note 12)
Basic	$(0.47)	$(0.28)	$1.39
Diluted	$(0.47)	$(0.28)	$1.24

The accompanying notes are an integral part of these consolidated financial statements.

MERCER INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands of U.S. dollars)

	For the Year Ended December 31,
	2013	2012	2011
Net income (loss)	$(25,768)	$(13,491)	$75,170
Other comprehensive income (loss), net of taxes
Foreign currency translation adjustment (net of tax effect of ($1,002), ($454), $951)	(1,733)	11,635	(19,394)
Change in unrecognized losses and prior service costs related to defined benefit plans (net of tax effect of $nil in all years)	4,636	(808)	(11,203)
Change in unrealized gains (losses) on marketable securities (net of tax effect of $nil in all years)	(10)	(1)	(17)

Other comprehensive income (loss), net of taxes	2,893	10,826	(30,614)

Total comprehensive income (loss)	(22,875)	(2,665)	44,556
Comprehensive income attributable to noncontrolling interest	(607)	(2,179)	(5,471)

Comprehensive income (loss) attributable to common shareholders	$(23,482)	$(4,844)	$39,085

The accompanying notes are an integral part of these consolidated financial statements.

MERCER INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands of U.S. dollars)

	Common shares
	Number of Shares (thousands of shares)	Par Value	Amount Paid in Excess of Par Value	Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Shareholders’ Equity	Noncontrolling Interest (Deficit)	Total Equity
Balance at December 31, 2010	42,999	$42,785	$242,840	$(4,550)	$(14,466)	$48,365	$314,974	$(28,992)	$285,982
Shares issued on grants of restricted shares	238	98	386	(484)	—	—	—	—	—
Shares issued on grants of performance shares	358	358	5,315	(5,673)	—	—	—	—	—
Shares issued on conversion of convertible notes	13,447	13,447	29,842	—	—	—	43,289	—	43,289
Treasury shares retired	(1,263)	(1,263)	(6,987)	—	(2,373)	—	(10,623)	—	(10,623)
Stock compensation expense	—	—	—	4,607	—	—	4,607	—	4,607
Net income (loss)	—	—	—	—	69,699	—	69,699	5,471	75,170
Foreign currency translation adjustments	—	—	—	—	—	(19,394)	(19,394)	—	(19,394)
Change in unrecognized losses and prior service costs related to defined benefit plans	—	—	—	—	—	(11,203)	(11,203)	—	(11,203)
Change in unrealized losses on marketable securities	—	—	—	—	—	(17)	(17)	—	(17)

Balance at December 31, 2011	55,779	55,425	271,396	(6,100)	52,860	17,751	391,332	(23,521)	367,811
Shares issued on grants of restricted shares	37	78	919	(997)	—	—	—	—	—
Stock compensation expense	—	—	—	2,616	—	—	2,616	—	2,616
Net income (loss)	—	—	—	—	(15,670)	—	(15,670)	2,179	(13,491)
Foreign currency translation adjustments	—	—	—	—	—	11,635	11,635	—	11,635
Change in unrecognized losses and prior service costs related to defined benefit plans	—	—	—	—	—	(808)	(808)	—	(808)
Change in unrealized losses on marketable securities	—	—	—	—	—	(1)	(1)	—	(1)

Balance at December 31, 2012	55,816	55,503	272,315	(4,481)	37,190	28,577	389,104	(21,342)	367,762
Shares issued on grants of restricted shares	38	77	654	(731)	—	—	—	—	—
Stock compensation expense	—	—	—	3,574	—	—	3,574	—	3,574
Net income (loss)	—	—	—	—	(26,375)	—	(26,375)	607	(25,768)
Foreign currency translation adjustments	—	—	—	—	—	(1,733)	(1,733)	—	(1,733)
Capital contribution to acquire additional 8.1% of Stendal mill	—	—	—	(10,118)	—	—	(10,118)	9,974	(144)
Change in unrecognized losses and prior service costs related to defined benefit plans	—	—	—	—	—	4,636	4,636	—	4,636
Change in unrealized losses on marketable securities	—	—	—	—	—	(10)	(10)	—	(10)

Balance at December 31, 2013	55,854	$55,580	$272,969	$(11,756)	$10,815	$31,470	$359,078	$(10,761)	$348,317

The accompanying notes are an integral part of these consolidated financial statements.

MERCER INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of U.S. dollars)

	For the Year Ended December 31,
	2013	2012	2011
Cash flows from (used in) operating activities
Net income (loss)	$(25,768)	$(13,491)	$75,170
Adjustments to reconcile net income (loss) to cash flows from operating activities
Unrealized loss (gain) on derivative instruments	(21,494)	(3,186)	1,974
Depreciation and amortization	78,645	74,657	77,952
Deferred income taxes	11,482	(152)	(3,309)
Stock compensation expense	3,574	2,616	4,607
Pension and other post-retirement expense, net of funding	648	365	(374)
Other	3,169	4,991	1,116
Changes in working capital
Receivables	13,993	10,795	(2,233)
Inventories	(14,563)	1,726	(24,654)
Accounts payable and accrued expenses	(11,569)	(17,992)	19,837
Other	(1,792)	(1,214)	4,490

Net cash from (used in) operating activities	36,325	59,115	154,576

Cash flows from (used in) investing activities
Purchase of property, plant and equipment	(45,707)	(47,203)	(52,626)
Proceeds on sale of property, plant and equipment	739	840	1,132
Purchase of marketable securities	—	—	(16,343)
Proceeds on maturity of marketable securities	—	15,753	—
Note receivable	—	—	3,988

Net cash from (used in) investing activities	(44,968)	(30,610)	(63,849)

Cash flows from (used in) financing activities
Repayment of debt and purchase of notes	(56,416)	(35,440)	(67,702)
Proceeds from issuance of notes and borrowings of debt	74,472	—	—
Repayment of capital lease obligations	(2,593)	(2,733)	(4,095)
Proceeds from (repayment of) credit facilities, net	(5,640)	6,031	(20,491)
Payment of note issuance costs	(3,855)	(2,570)	—
Proceeds from government grants	9,265	5,045	20,049
Purchase of treasury shares	—	—	(10,623)

Net cash from (used in) financing activities	15,233	(29,667)	(82,862)

Effect of exchange rate changes on cash and cash equivalents	3,699	2,302	(4,166)

Net increase (decrease) in cash and cash equivalents	10,289	1,140	3,699
Cash and cash equivalents, beginning of year	137,439	136,299	132,600

Cash and cash equivalents, end of year	$147,728	$137,439	$136,299

The accompanying notes are an integral part of these consolidated financial statements.

MERCER INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(In thousands of U.S. dollars)

	For the Year Ended December 31,
	2013	2012	2011
Supplemental disclosure of cash flow information
Cash paid during the year for
Interest	$65,747	$66,673	$80,347
Income taxes	$7,307	$5,003	$4,450
Supplemental schedule of non-cash investing and financing activities
Acquisition of production and other equipment under capital lease obligations	$2,112	$2,648	$3,872
Increase (decrease) in accounts payable and accrued purchases for property, plant and equipment	$(5,712)	$7,986	$451
Increase (decrease) in receivables of government grants for long-term assets	$2,871	$(3,291)	$(9,514)

The accompanying notes are an integral part of these consolidated financial statements.

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except per share data)

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

In these Consolidated Financial Statements, unless otherwise indicated, all amounts are expressed in United States dollars (“$” or “U.S. dollar”). The symbol “€” refers to the Euro and the symbol “C$” refers to Canadian dollars.

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

Effective October 1, 2013, the Company changed its reporting currency from the Euro to the U.S. dollar, to enhance communication and understanding with its shareholders, analysts and other stakeholders and improve comparability of the Company’s financial information with its competitors and peer group companies. With the change in reporting currency, all comparative financial information has been restated from Euros to U.S. dollars to reflect the Company’s consolidated financial statements as if it had been historically reported in U.S. dollars, consistent with the Company’s currency translation policy described below in Foreign Operations and Currency Translation.

Use of Estimates

Preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant management judgment is required in determining the accounting for, among other things, doubtful accounts and reserves, depreciation and amortization, future cash flows associated with impairment testing for long-lived assets, derivative financial instruments, legal liabilities, asset retirement obligations, pensions and post-retirement benefit obligations, income taxes, contingencies and inventory obsolescence and provisions. Actual results could differ materially from these estimates, and changes in these estimates are recorded when known.

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

(In thousands of U.S. dollars, except per share data)

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

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except per share data)

Note 1. The Company and Summary of Significant Accounting Policies (continued)

The Company is required to pay certain fees based on water consumption levels at its German mills. Accrued fees can be reduced upon the mills’ demonstration of reduced wastewater emissions. The fees are expensed as incurred and the fee reduction is recognized once the Company has reasonable assurance that the German regulators will accept the reduced level of wastewater emissions. There may be a significant period of time between recognition of the wastewater expense and recognition of the wastewater fee reduction.

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

Foreign Operations and Currency Translation

The Company translates foreign assets and liabilities of its subsidiaries, other than those denominated in U.S. dollars, at the rate of exchange at the balance sheet date. Revenues and expenses are translated at the average rate of exchange throughout the year. Transaction gains and losses related to net assets primarily located in Canada and Germany are recognized as unrealized foreign currency translation adjustments within accumulated other comprehensive income in shareholders’ equity, until all of the investment in the subsidiaries is sold or liquidated. The translation adjustments do not recognize the effect of income tax when the Company expects earnings of the foreign subsidiary to be indefinitely reinvested. The income tax effect on currency translation adjustments related to foreign subsidiaries that are not considered indefinitely reinvested is recorded as a component of deferred taxes in the Consolidated Balance Sheet with an offset to other comprehensive income. Gains and losses resulting from foreign currency transactions (transactions denominated in a currency other than the entity’s functional currency) are included in costs and expenses in the Consolidated Statement of Operations. Where inter-company loans are of a long-term investment nature, the after-tax effect of exchange rate changes are included as an unrealized foreign currency translation adjustment within accumulated other comprehensive income in shareholders’ equity.

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except per share data)

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

The Company reports revenue from sales of surplus electricity and the sale of chemicals as energy and chemical revenues in the Consolidated Statement of Operations. Energy revenues are recognized as the electricity is consumed by customers and when collection is reasonably assured. These revenues include an estimate of the value of electricity transferred to customers in the year but billed subsequent to year-end. Customer bills are based on agreed upon rates and meter readings that indicate electricity consumption.

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

(In thousands of U.S. dollars, except per share data)

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

New Accounting Standards

In March 2013, the FASB issued ASU 2013-05, an update to Foreign Currency Matters, which indicates that a cumulative translation adjustment is attached to the parent’s investment in a foreign entity and should be released in a manner consistent with the derecognition guidance on investments in entities. Thus, the entire amount of the cumulative translation adjustment associated with the foreign entity would be released when there has been (i) a sale of a subsidiary or group of net assets within a foreign entity and the sale represents the substantially complete liquidation of the investment in the foreign entity; (ii) a loss of a controlling financial interest in an investment in a foreign entity; or (iii) a step acquisition for a foreign entity. The update does not change the requirement to release a pro-rata portion of the cumulative translation adjustment of the foreign entity into earnings for a partial sale of an equity method investment in a foreign entity. The amendments are effective for interim and annual periods beginning after December 15, 2013 and will not have an impact on the Company’s consolidated financial statements unless one or more of the derecognition events stated above occur after the effective date.

In July 2013, the FASB issued ASU 2013-11, which provides guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss (“NOL”) carryforward, a similar tax loss, or a tax credit carryforward exists. ASU 2013-11 requires entities to present an unrecognized tax benefit as a reduction of a deferred tax asset for a NOL or tax credit carryforward whenever the NOL or tax credit carryforward would be available to reduce the additional taxable income or tax due if the tax position is disallowed. This accounting standard update requires entities to assess whether to net the unrecognized tax benefit with a deferred tax asset as of the reporting date. The amendments are effective for interim and annual periods beginning after December 15, 2013. The Company has determined these changes will not have a material impact on the consolidated financial statements.

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except per share data)

Note 2. Cash and Cash Equivalents

	December 31,
	2013	2012
Cash and cash equivalents	$147,728	$137,439

Cash and cash equivalents includes cash allocated for debt service reserves and for a capital project as required under certain debt agreements (see Note 7(a)(d) – Debt).

Note 3. Receivables

	December 31,
	2013	2012
Sale of pulp, energy and chemicals, net of allowance of $178 (2012 – $148)	$124,579	$133,764
Value added tax	4,545	5,656
Other non-trade receivables	6,769	5,730

	$135,893	$145,150

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

Note 4. Inventories

	December 31,
	2013	2012
Raw materials	$66,356	$60,688
Finished goods	54,982	50,326
Spare parts and other	49,570	44,965

	$170,908	$155,979

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except per share data)

Note 5. Property, Plant and Equipment

	December 31,
	2013	2012
Land	$34,421	$33,210
Buildings	194,676	177,198
Production equipment and other	1,570,196	1,536,415

	1,799,293	1,746,823
Less: accumulated depreciation	(760,662)	(680,317)

	$1,038,631	$1,066,506

As at December 31, 2013, property, plant and equipment was net of $365,359 of unamortized government investment grants (2012 – $364,849).

As at December 31, 2013, included in production equipment and other is equipment under capital leases which had gross amounts of $20,550 (2012 – $21,710), and accumulated depreciation of $9,447 (2012 – $11,042). During the year, production equipment and other totalling $2,112 was acquired under capital lease obligations (2012 – $2,648; 2011 – $3,872).

The Company maintains industrial landfills on its premises for the disposal of waste, primarily from the mills’ pulp processing activities. The mills have obligations under their landfill permits to decommission these disposal facilities pursuant to certain regulations. As at December 31, 2013, the Company had recorded $5,549 (2012 – $5,605) of asset retirement obligations in capital leases and other in the Consolidated Balance Sheet.

Note 6. Accounts Payable and Other

	December 31,
	2013	2012
Trade payables	$44,289	$39,896
Accrued expenses	39,060	47,271
Accrued interest	10,697	11,522
Capital leases, current portion (Note 19)	2,254	2,582
Current taxes payable (Note 9)	1,132	9,516
Other	6,382	7,812

	$103,814	$118,599

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except per share data)

Note 7. Debt

Debt consists of the following:

	December 31,
	2013	2012
Note payable to bank, included in a total loan credit facility of €828.0 million to finance the construction related to the Stendal mill (a)	$568,945	$597,158
Senior notes, interest at 9.50% accrued and payable semi-annually, unsecured (b)	336,382	284,361
Credit agreement with a lender with respect to a revolving credit facility of C$40.0 million (c)	—	6,031
Term bank facility for a project at the Stendal mill of €17.0 million (d)	21,179	—
Loans payable to the noncontrolling shareholder of the Stendal mill (e)	52,117	48,283
Investment loan agreement with a lender with respect to a project at the Rosenthal mill of €4.4 million (f)	749	2,152
Credit agreement with a bank with respect to a revolving credit facility of €25.0 million (g)	—	—
Credit agreement with a bank with respect to a revolving credit facility of €5.0 million (h)	—	—

	979,372	937,985
Less: current portion	(60,355)	(60,205)

Debt, less current portion	$919,017	$877,780

As of December 31, 2013, the maturities of debt are as follows:

Matures	Amount
2014	$60,355
2015	65,566
2016	65,566
2017	787,885
2018	—
Thereafter	—

$979,372

Certain of the Company’s debt instruments were issued under an indenture which, among other things, restricts its ability and the ability of its restricted subsidiaries to make certain payments. These limitations are subject to specific exceptions. As at December 31, 2013, the Company was in compliance with the terms of the indenture.

(a)	Note payable to bank, included in a total loan facility of €828.0 million to finance the construction related to the Stendal mill (“Stendal Loan Facility”), interest at rates varying from Euribor plus 0.90% to Euribor plus 1.80% (rates on amounts of borrowing at December 31, 2013 range from 1.39% to 2.14%), principal due in required installments beginning September 30, 2006 until September 30, 2017, collateralized by the gross assets of the Stendal mill, with 48% and 32% guaranteed by the Federal Republic of Germany and the State of Saxony-Anhalt, respectively, of up to €352.9 million of the outstanding principal, subject to a debt service reserve account (“DSRA”) for purposes of paying amounts due in the following 12 months under the terms of the Stendal Loan Facility; payment of dividends is only permitted if certain cash flow requirements are met. See Note 17 – Derivative Transactions for a discussion of the Company’s variable-to-fixed interest rate swap that was put in place to effectively fix the interest rate on the Stendal Loan Facility.

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except per share data)

Note 7. Debt (continued)

On March 13, 2009, the Company finalized an agreement with its lenders to amend its Stendal Loan Facility. The amendment deferred approximately €164.0 million of scheduled principal payments until the maturity date, September 30, 2017. The amendment also provided for a 100% cash sweep, referred to as the “Cash Sweep”, of any cash, in excess of a €15.0 million working capital reserve and the Guarantee Amount, as discussed in Note 20(b) – Commitments and Contingencies, and other amounts as contemplated in the amendment, held by Stendal which will be used first to fund the DSRA to a level sufficient to service the amounts due and payable under the Stendal Loan Facility during the then following 12 months, which means the DSRA is “Fully Funded”, and second to prepay the deferred principal amounts. As at December 31, 2013, the DSRA balance was €33.0 million and was not Fully Funded.

On September 30, 2013, the Company amended the terms of the Stendal Loan Facility and Project Blue Mill facility (the “Facilities”) (Note 7(d)). The amendment included waiving compliance with the annual debt service cover ratio and the senior debt cover ratio under the Facilities until and including December 31, 2013; amending the senior debt cover ratio so that it now deducts the DSRA and other specified cash above a stipulated threshold in the calculation of senior debt; providing that a failure to satisfy the annual debt service cover ratio under the Facilities would only be an event of default when amounts in the DSRA plus certain cash reserves are below a specified threshold; and revising the calculation of amounts required to cure a senior debt cover ratio default. Pursuant to the amended agreement the Company made a capital investment of $20,000 in Stendal. See Note 15 – Noncontrolling Interest for details of the investment.

(b)	On November 17, 2010, the Company completed a private offering of $300,000 in aggregate principal amount of senior notes due 2017 (“Senior Notes”). The Senior Notes were issued at a price of 100% of their principal amount. The Senior Notes will mature on December 1, 2017 and bear interest at 9.50% which is accrued and payable semi-annually.

In July 2013, the Company issued $50,000 in aggregate principal amount of its Senior Notes. The additional notes were priced at 104.50% plus accrued interest from June 1, 2013. The net proceeds from the offering were $50,500, after deducting the underwriter’s discounts, offering expenses and accrued interest. The Company used the net proceeds from the offering to repay the revolving credit facilities of the Rosenthal and Celgar mills and for general corporate purposes.

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

(c)	Credit agreement with respect to a revolving credit facility of up to C$40.0 million for the Celgar mill. The credit facility matures May 2016. Borrowings under the credit facility are collateralized by the mill’s inventory and receivables and are restricted by a borrowing base calculated on the mill’s inventory and receivables. Canadian dollar denominated amounts bear interest at bankers acceptance plus 1.75% or Canadian prime plus 0.25%. U.S. dollar denominated amounts bear interest at LIBOR plus 1.75% or U.S. base plus 0.25%. As at December 31, 2013, C$1.7 million of this facility was supporting letters of credit and approximately C$33.3 million was available.

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except per share data)

Note 7. Debt (continued)

(d)	A €17.0 million amortizing term facility to partially finance a project, referred to as “Project Blue Mill”. The facility, 80% of which is guaranteed by the State of Saxony-Anhalt, bears interest at a rate of Euribor plus 3.5% per annum. The interest period for the facility, at the choice of the Company, will be of one, three or six months duration and interest is paid on the last day of the interest period selected. The facility, together with accrued interest, is scheduled to mature in September 2017. The facility will be repaid semi-annually, commencing September 30, 2013, is collateralized by the gross assets of the Stendal mill, and will be non-recourse to Mercer Inc. As at December 31, 2013, the facility was accruing interest at a rate of 3.84%.

As part of this term facility, the Company was required to open an investment account with the lender for the purpose of managing project costs and is required to deposit all funding associated with Project Blue Mill in this account. As at December 31, 2013, the balance in the investment account was $2,618.

(e)	Loans of €26.8 million payable by the Stendal mill to its noncontrolling shareholder bear interest at a rate of 1.00% per annum and are due in 2017, provided that the Project Blue Mill facility (Note 7(d)) and the Stendal Loan Facility (Note 7(a)) have been fully repaid on such date. The loans are unsecured, subordinated to all liabilities of the Stendal mill, non-recourse to the Company and its restricted subsidiaries. One of the loans, which has a principal amount of €0.4 million, may be repaid prior to October 1, 2017 if the DSRA has been Fully Funded for the first time and this loan is subordinated to all liabilities of the Stendal mill only until such time as the DSRA is Fully Funded for the first time.

As at December 31, 2013, accrued interest on these loans was €11.1 million (2012 – €9.9 million).

(f)	A four-year amortizing investment loan agreement with a lender relating to the wash press project at the Rosenthal mill with a total facility of €4.4 million bearing interest at the rate of Euribor plus 2.75% that matures February 2014. Borrowings under this agreement are secured by the wash press equipment. As at December 31, 2013, the balance outstanding was accruing interest at a rate of 3.09%.

(g)	A €25.0 million working capital facility at the Rosenthal mill that matures in October 2016. Borrowings under the facility are collateralized by the mill’s inventory and receivables and bear interest at Euribor plus 3.50%. As at December 31, 2013, approximately €0.6 million of this facility was supporting bank guarantees leaving approximately €24.4 million available.

(h)	A €5.0 million facility at the Rosenthal mill that matures in December 2015. Borrowings under this facility bear interest at the rate of the three-month Euribor plus 3.50% and are secured by certain land at the Rosenthal mill. As at December 31, 2013 approximately €1.1 million of this facility was supporting bank guarantees leaving approximately €3.9 million available.

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except per share data)

Note 8. Pension and Other Post-Retirement Benefit Obligations

Included in pension and other post-retirement benefit obligations are amounts related to the Company’s Celgar and Rosenthal mills. The largest component of this obligation is with respect to the Celgar mill which maintains a defined benefit pension plan and post-retirement benefit plans for certain employees (“Celgar Plans”).

Pension benefits are based on employees’ earnings and years of service. The Celgar Plans are funded by contributions from the Company based on actuarial estimates and statutory requirements. Pension contributions during the year ended December 31, 2013 totaled $2,878 (2012 – $2,941).

Effective December 31, 2008, the defined benefit plan was closed to new members. In addition, the defined benefit service accrual ceased on December 31, 2008, and members began to receive pension benefits, at a fixed contractual rate, under a new defined contribution plan effective January 1, 2009. During the year ended December 31, 2013, the Company made contributions of $773 (2012 – $795) to this plan.

Information about the Celgar Plans, in aggregate for the year ended December 31, 2013 is as follows:

	2013
	Pension	Other Post- Retirement Benefit Obligations	Total
Change in benefit obligation
Benefit obligation, December 31, 2012	$48,639	$28,314	$76,953
Service cost	137	753	890
Interest cost	1,836	1,108	2,944
Benefit payments	(2,772)	(767)	(3,539)
Special termination benefits	277	—	277
Actuarial losses (gains)	(1,472)	943	(529)
Foreign currency exchange rate changes	(3,079)	(1,893)	(4,972)

Benefit obligation, December 31, 2013	43,566	28,458	72,024

Reconciliation of fair value of plan assets
Fair value of plan assets, December 31, 2012	33,647	—	33,647
Actual returns	4,686	—	4,686
Contributions	2,111	767	2,878
Benefit payments	(2,772)	(767)	(3,539)
Foreign currency exchange rate changes	(2,300)	—	(2,300)

Fair value of plan assets, December 31, 2013	35,372	—	35,372

Funded status, December 31, 2013 (1)	$(8,194)	$(28,458)	$(36,652)

Components of the net benefit cost recognized
Service cost	$137	$753	$890
Interest cost	1,836	1,108	2,944
Expected return on plan assets	(2,133)	—	(2,133)
Special termination benefits	277	—	277
Amortization of unrecognized items	1,439	116	1,555

Net benefit costs	$1,556	$1,977	$3,533

(1)	The total of $36,796 on the Consolidated Balance Sheet also includes the pension liabilities of $144 relating to employees at the Company’s Rosenthal operation.

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except per share data)

Note 8. Pension and Other Post-Retirement Benefit Obligations (continued)

Information about the Celgar Plans, in aggregate for the year ended December 31, 2012 is as follows:

	2012
	Pension	Other Post- Retirement Benefit Obligations	Total
Change in benefit obligation
Benefit obligation, December 31, 2011	$46,413	$25,681	$72,094
Service cost	144	725	869
Interest cost	1,961	1,126	3,087
Benefit payments	(2,449)	(777)	(3,226)
Actuarial losses (gains)	1,534	980	2,514
Foreign currency exchange rate changes	1,036	579	1,615

Benefit obligation, December 31, 2012	48,639	28,314	76,953

Reconciliation of fair value of plan assets
Fair value of plan assets, December 31, 2011	30,789	—	30,789
Actual returns	2,449	—	2,449
Contributions	2,164	777	2,941
Benefit payments	(2,449)	(777)	(3,226)
Foreign currency exchange rate changes	694	—	694

Fair value of plan assets, December 31, 2012	33,647	—	33,647

Funded status, December 31, 2012 (1)	$(14,992)	$(28,314)	$(43,306)

Components of the net benefit cost recognized
Service cost	$144	$725	$869
Interest cost	1,961	1,126	3,087
Expected return on plan assets	(2,105)	—	(2,105)
Amortization of unrecognized items	1,453	7	1,460

Net benefit costs	$1,453	$1,858	$3,311

(1)	The total of $43,450 on the Consolidated Balance Sheet also includes the pension liabilities of $144 relating to employees at the Company’s Rosenthal operation.

The Company anticipates that it will make contributions to the Celgar Plans of approximately $1,606 in 2014. Estimated future benefit payments under the Celgar Plans are as follows:

Amount
2014	$3,656
2015	3,824
2016	3,943
2017	4,052
2018	4,173
2019 – 2023	22,311

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except per share data)

Note 8. Pension and Other Post-Retirement Benefit Obligations (continued)

During the year ended December 31, 2013, the Company recognized income, net of tax of $4,636 in other comprehensive income (2012 – loss of $808; 2011 – loss of $11,203). As at December 31, 2013, the pension related accumulated other comprehensive income balance of $16,414 (2012 – $21,050) is primarily a result of net actuarial losses. These amounts have been stated net of tax. The Celgar Plans do not have any net transition asset or obligation recognized as a reclassification adjustment of other comprehensive income. The amount included in accumulated other comprehensive income which is expected to be recognized in 2014 is approximately $805 of net actuarial losses. There are no plan assets that are expected to be returned to the Company in 2014.

Summary of key assumptions:

	December 31,
	2013	2012
Benefit obligations
Discount rate	4.50%	4.00%
Rate of compensation increase	2.75%	2.75%
Net benefit cost for year ended
Discount rate	4.00%	4.25%
Rate of compensation increase	2.75%	2.75%
Expected rate of return on plan assets	6.60%	6.75%
Assumed health care cost trend rate at
Initial health care cost trend rate	8.00%	8.50%
Annual rate of decline in trend rate	0.50%	0.50%
Ultimate health care cost trend rate	4.50%	4.50%
Medical services plan premiums trend rate	4.50%	6.00%

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

A one-percentage point change in assumed health care cost trend rate would have the following effect on the post-retirement benefit obligations:

	December 31, 2013		December 31, 2012
	1%	1%	1%	1%
	Increase	Decrease	Increase	Decrease
Effect on total service and interest rate components	$51	$(53)	$50	$(53)
Effect on post-retirement benefit obligation	$927	$(896)	$957	$(921)

Asset allocation of funded plans:

	Target	2013	2012
Equity securities	60%	64%	58%
Debt securities	40%	36%	42%
Cash and cash equivalents	0%	0%	0%

		100%	100%

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except per share data)

Note 8. Pension and Other Post-Retirement Benefit Obligations (continued)

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

Celgar Plans’ asset fair value measurements at December 31, 2013:

Asset category	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
Leith Wheeler Diversified Funds	$22,458	$—	$—	$22,458
Phillips, Hagar and North Bond Fund	12,821	—	—	12,821
Cash	93	—	—	93

Total assets	$35,372	$—	$—	$35,372

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

Multiemployer Plan

The Company participates in a multiemployer plan for the hourly-paid employees at the Celgar mill. The contributions to the plan are determined based on an amount per hour worked pursuant to a collective bargaining agreement. The Company has no current or future contribution obligations in excess of the contractual contributions. The contributions during the year ended December 31, 2013 totaled $2,635 (2012 – $2,644; 2011 – $2,450). Plan details are included in the following table:

Expiration
		Date of	Are the Company’s
	Provincially	Collective	Contributions Greater Than
	Registered	Bargaining	5% of Total Contributions
Legal name	Plan Number	Agreement	2013	2012
The Pulp and Paper Industry Pension Plan	P085324	April 30, 2017	Yes	Yes

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except per share data)

Note 9. Income Taxes

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

The Company and/or one or more of its subsidiaries file income tax returns in the United States, Germany and Canada. Currently, the Company does not anticipate that the expiration of the statute of limitations or the completion of audits in the next fiscal year will result in liabilities for uncertain income tax positions that are materially different than the amounts accrued or disclosed as of December 31, 2013. However, this belief could change as tax years are examined by taxing authorities, the timing of those examinations, if any, are uncertain at this time. During 2013, the German tax authorities completed examinations of 2011 for all but two entities. For one of the entities 2008, 2009, and 2010 tax years are still being reviewed and the review is expected to be completed in 2014. For the other entity the 2010 examination is complete. The Company believes that it has adequately provided for any reasonable foreseeable outcomes related to its tax audits and that any settlement will not have a material adverse effect on its consolidated results. However, there can be no assurances as to the possible outcomes. The Company is generally not subject to U.S. or Canadian income tax examinations for tax years before 2010 and 2008, respectively.

A reconciliation of the beginning and ending amount of total gross unrecognized tax benefits is as follows:

	2013	2012
Balance at January 1	$82,934	$1,427
Reduction prior year tax positions	(82,934)	(1,427)
Addition of current year tax positions	—	82,934

Balance at December 31	$—	$82,934

The liability in the Consolidated Balance Sheet related to unrecognized tax benefits was $nil as at December 31, 2013 (2012—$8,605). The Company recognizes interest and penalties related to unrecognized tax benefits in income tax benefit (provision) in the Consolidated Statement of Operations. During the year ended December 31, 2013, the Company recognized approximately $nil in interest and penalties (2012 – $134).

During the year ended December 31, 2013, the Company resolved an outstanding issue with the German tax authorities. As a result, the Company reduced its unrecognized tax benefit from $8,605 to $nil and recorded a current tax expense of $4,270. Additionally, the Company increased its valuation allowance by $4,137, thereby reducing the deferred tax asset and increasing the deferred tax expense by this amount.

The provision for current income taxes consists primarily of non-U.S. taxes for the years ended December 31, 2013, 2012 and 2011, respectively.

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except per share data)

Note 9. Income Taxes (continued)

Differences between the U.S. Federal Statutory and the Company’s effective rates are as follows:

	Year Ended December 31,
	2013	2012	2011
U.S. Federal statutory rate	35%	35%	35%
U.S. Federal statutory rate on (income) loss before income taxes and noncontrolling interest	$5,797	$1,439	$(25,971)
Tax differential on foreign income	736	874	7,892
Effect of foreign earnings	(945)	(8,382)	(13,788)
Valuation allowance	(17,040)	(17,529)	12,897
Tax benefit of partnership structure	5,942	6,785	7,285
Pension adjustment	(1,206)	174	2,595
Non-taxable foreign subsidiaries	1,696	1,897	5,601
Research and development expense	1,319	3,436	—
Prior year adjustments	(5,749)	—	—
Other	254	1,927	4,457

	$(9,196)	$(9,379)	$968

Comprised of:
Current	$2,286	$(9,531)	$(2,341)
Deferred	(11,482)	152	3,309

	$(9,196)	$(9,379)	$968

Deferred income tax assets and liabilities are composed of the following:

	December 31,
	2013	2012
German tax loss carryforwards	$123,735	$100,251
U.S. tax loss carryforwards	44,718	36,090
Canadian tax loss carryforwards	11,606	40,992
Basis difference between income tax and financial reporting with respect to operating pulp mills	(64,252)	(71,191)
Derivative financial instruments	13,060	18,760
Long-term debt	2,204	2,066
Payable and accrued expenses	578	(257)
Deferred pension liability	9,605	10,810
Capital leases	2,574	2,816
Research and development expense pool	4,573	3,523
Other	1,400	1,323

	149,801	145,183
Valuation allowance	(140,768)	(123,728)

Net deferred tax asset	$9,033	$21,455

Comprised of:
Deferred income tax asset – current	$6,326	$5,887
Deferred income tax asset – non-current	17,157	23,159
Deferred income tax liability – non-current	(14,450)	(7,591)

Net deferred tax asset	$9,033	$21,455

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except per share data)

Note 9. Income Taxes (continued)

The Company’s German tax loss carryforward amount includes corporate and trade tax losses totalling approximately $528,700 at December 31, 2013 which have no expiration date. In addition, the Company has approximately $162,700 of German interest carryforwards which have no expiration date and can be used to reduce taxable income, with certain limitations. The Company’s U.S. loss carryforwards and tax credits amount is approximately $125,700 at December 31, 2013, of which approximately $6,200 and $119,500, if not used, will expire in the tax years ending 2019 to 2023 and 2024 to 2033, respectively. The Company has U.S. foreign tax credits of approximately $700 which begin to expire in 2030. The Company’s Canadian tax loss carryforward amount is approximately $43,800 at December 31, 2013 of which approximately $12,300 will expire in 2015 and approximately $31,500 will begin to expire in the tax year ending 2029, if not used. The Company has Canadian investment tax credits for scientific research and experimental development of approximately $4,600 which begin to expire in the taxation year 2030.

At each reporting period, the Company assesses whether it is more likely than not that the deferred tax assets will be realized, based on the review of all available positive and negative evidence, including future reversals of existing taxable temporary differences, estimates of future taxable income, past operating results and prudent and feasible tax planning strategies. The carrying value of our deferred tax assets reflects our expected ability to generate sufficient future taxable income in certain tax jurisdictions to utilize these deferred income tax benefits. Significant judgment is required when evaluating this positive and negative evidence, specifically the Company’s estimates of future taxable income. For example, the relative impact of negative and positive evidence of profitability where a company has cumulative losses in recent years. The weight given to negative and positive evidence is commensurate with the extent to which it can be objectively verified. Operating results during the most recent three-year period are generally given more weight than expectations of future profitability, which are inherently uncertain.

The following table summarizes the changes in valuation allowances related to net deferred tax assets:

	2013	2012
Balance at January 1	$123,728	$106,199
Additions (reversals)
United States	10,134	477
Canada	12,324	15,844
Germany	(5,681)	(71)
The impact of changes in foreign exchange rates	263	1,279

Balance at December 31	$140,768	$123,728

For the year ended December 31, 2013, the Company increased its valuation allowance for certain Canadian and U.S. entities and decreased its valuation allowance for a German entity as after weighing all available evidence it concluded that it was more likely than not that the deferred tax assets for the Canadian and U.S. entities will not be realized and the deferred tax assets for the German entity will be realized. These assessments were based on historical and forecast taxable income, income tax strategies, and the best estimates of the timing of movements in temporary differences. The Company’s accounting for the German deferred tax assets represents its current best estimate. It is reasonably possible that changes in the Company’s current estimates could have a material effect on the Company’s financial statements and results of operations in the near term.

The Company’s policy is to indefinitely reinvest undistributed earnings of Mercer Inc.’s foreign subsidiaries. Accordingly, no provision for U.S. income taxes has been made for such undistributed earnings.

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except per share data)

Note 10. Share Capital

Common shares

The Company has authorized 200,000,000 common shares (2012 – 200,000,000) with a par value of $1 per share.

As at December 31, 2013, the Company had 55,853,704 common shares (2012 – 55,815,704) issued and outstanding. During the year ended December 31, 2013, the Company issued 38,000 restricted shares to directors of the Company.

Preferred shares

The Company has authorized 50,000,000 preferred shares (2012 – 50,000,000) with $1 par value issuable in series, of which 2,000,000 shares have been designated as Series A. The preferred shares may be issued in one or more series and with such designations and preferences for each series as shall be stated in the resolutions providing for the designation and issue of each such series adopted by the Board of Directors of the Company. The Board of Directors is authorized by the Company’s articles of incorporation to determine the voting, dividend, redemption and liquidation preferences pertaining to each such series. As at December 31, 2013, no preferred shares had been issued by the Company.

Note 11. Stock-Based Compensation

In June 2010, the Company adopted a new stock incentive plan (the “2010 Plan”) which provides for options, restricted stock rights, restricted shares, performance shares, performance share units (“PSUs”) and stock appreciation rights to be awarded to employees, consultants and non-employee directors. During the years ended December 31, 2013 and December 31, 2012, there were no issued and outstanding restricted stock rights or stock appreciation rights. As at December 31, 2013, after factoring in all allocated shares, there remain approximately 1.1 million common shares available for grant pursuant to the 2010 Plan.

Performance Shares and PSUs

Performance shares are common shares granted to an employee which have restrictive conditions, such as the ability to sell the shares, until the Company and the grantee achieve certain performance objectives. PSUs comprise rights to receive common shares at a future date that are contingent on the Company and the grantee achieving certain performance objectives. The performance objective period is generally three years or less.

The fair value of the performance shares and PSUs is recorded as compensation expense over the vesting period. The fair value is determined based upon the targeted number of shares awarded and the quoted price of the Company’s shares at the reporting date. The target number of shares is determined using management’s best estimate. The final determination of the number of shares to be granted or unrestricted will be made by the Company’s Board of Directors. For the year ended December 31, 2013, the Company recognized an expense of $2,882 related to the PSUs (2012 – $1,546; 2011 – $1,274). As at December 31, 2013, there are no performance shares outstanding.

The following table summarizes PSU activity during the year:

	Number of PSUs
	2013	2012	2011
Outstanding at January 1	786,129	795,312	534,783
Granted	40,499	55,478	812,575
Vested and issued	—	—	(474,728)
Cancelled	—	—	(60,055)
Forfeited	(35,196)	(64,661)	(17,263)

Outstanding at December 31	791,432	786,129	795,312

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except per share data)

Note 11. Stock-Based Compensation (continued)

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

Expense recognized for the year ended December 31, 2013 was $692 (2012 – $1,070; 2011 – $1,389). As at December 31, 2013, the total remaining unrecognized compensation cost related to restricted stock amounted to approximately $511 (2012 – $937), which will be amortized over the remaining vesting periods.

The following table summarizes restricted share activity during the year:

	Number of Restricted Shares
	2013	2012	2011
Outstanding at January 1	196,500	238,000	56,000
Granted	38,000	36,500	238,000
Vested	(76,500)	(78,000)	(56,000)

Outstanding at December 31	158,000	196,500	238,000

Stock Options

The following table summarizes the status of options outstanding at December 31, 2013:

Outstanding Options				Exercisable Options
Exercise Price (U.S. dollars)	Number	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price (U.S. dollars)	Number	Weighted Average Exercise Price (U.S. dollars)
$7.30	30,000	1.57	$7.30	30,000	$7.30
$7.92	45,000	1.69	$7.92	45,000	$7.92

During the years ended December 31, 2013 and December 31, 2012, no options were granted, exercised or cancelled. During the year ended December 31, 2013, 100,000 options expired (2012 – nil; 2011 – 15,000). The aggregate intrinsic value of options is calculated as the difference between the quoted market price for the Company’s common stock as at December 31, 2013, and the exercise price of the stock options for those options where the exercise price is below the quoted market price. As at December 31, 2013, the Company had 75,000 options (2012 – 100,000; 2011 – 100,000) with an exercise price below the quoted market price resulting in an aggregate intrinsic value of $172 (2012 – $151; 2011 – $45). The Company issues new shares upon the exercise of stock options.

Stock compensation expense recognized for the year ended December 31, 2013 was $nil (2012 – $nil; 2011 – $nil).

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except per share data)

Note 12. Net Income (Loss) Per Share Attributable to Common Shareholders

	Year Ended December 31,
	2013	2012	2011
Net income (loss) attributable to common shareholders – basic	$(26,375)	$(15,670)	$69,699
Interest on convertible notes, net of tax	—	—	1,110

Net income (loss) attributable to common shareholders – diluted	$(26,375)	$(15,670)	$70,809

Net income (loss) per share attributable to common shareholders
Basic	$(0.47)	$(0.28)	$1.39

Diluted	$(0.47)	$(0.28)	$1.24

Weighted average number of common shares outstanding:
Basic(1)	55,673,838	55,596,761	50,116,982
Effect of dilutive shares:
Performance shares and PSUs	—	—	544,853
Restricted shares	—	—	87,923
Stock options and awards	—	—	57,483
Convertible notes	—	—	6,178,778

Diluted	55,673,838	55,596,761	56,986,019

(1)	The basic weighted average number of shares excludes 158,000 restricted shares which have been issued, but have not vested as at December 31, 2013 (2012 – 196,500 restricted shares; 2011 – 238,000 restricted shares).

The calculation of diluted net income (loss) per share attributable to common shareholders does not assume the exercise of any instruments that would have an anti-dilutive effect on net income (loss) per share. The following table summarizes the instruments excluded from the calculation of net income (loss) per share attributable to common shareholders because they were anti-dilutive.

	Year Ended December 31,
	2013	2012	2011
Stock options and awards	75,000	175,000	—
PSUs	791,432	786,129	—
Restricted shares	158,000	196,500	—

Note 13. Restructuring Expenses

In July 2013, the Company announced a workforce reduction at the Celgar mill. The planned reduction will affect both hourly and salaried employees and will reduce the workforce by approximately 85 employees over the next five years, with the majority of employees affected in 2013 and over the next six months. In connection with implementing this workforce reduction, during the year ended December 31, 2013, the Company recorded restructuring expenses of $5,029 for severance and other personnel expenses, such as termination benefits. The Company expects to incur approximately $600 of additional expenses in 2014. As at December 31, 2013, the Company had a liability for these restructuring expenses of $2,898 in accounts payable and other.

In 2013, the Company restructured the management team at the Stendal mill. In connection with this restructuring, the Company recorded expenses of $1,386 for severance and other personnel expenses, such as termination benefits. As at December 31, 2013, the Company had a liability for these restructuring expenses of $1,096 in accounts payable and other.

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except per share data)

Note 14. Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income are as follows:

	Year Ended December 31,
	2013	2012
Foreign currency translation adjustments	$47,756	$49,489
Unrecognized losses and prior service costs related to defined benefit plans	(16,414)	(21,050)
Unrealized gains on marketable securities	128	138

Accumulated other comprehensive income	$31,470	$28,577

Note 15. Noncontrolling Interest

In September 2013, the Company made a $20,000 capital investment in the Stendal mill, resulting in an 8.1% increase in the Company’s equity ownership in the mill as it went from 74.9% to 83.0%. The increase in equity ownership was accounted for as an equity transaction and as a result, the noncontrolling deficit was reduced by $9,974, and the paid-in capital, which includes legal fees associated with the transaction, was reduced by $10,118.

Note 16. Business Segment Information

The Company has three operating segments, the individual pulp mills that are aggregated into one reportable business segment, market pulp. Accordingly, the results presented are those of the one reportable business segment.

The following table presents net sales to external customers by geographic area based on location of the customer:

	Year Ended December 31,
	2013	2012	2011
Germany	$309,399	$293,733	$357,106
China	300,827	295,797	326,610
Other European Union countries (1)	224,988	216,846	244,884
Italy	65,654	55,443	71,695
Other Asia	49,855	42,692	42,970
North America	30,404	61,103	96,520
Other countries	2,748	2,099	1,146

	983,875	967,713	1,140,931
Energy and chemical revenues	92,198	92,966	94,758
Third party transportation revenues	12,312	12,057	16,275

	$1,088,385	$1,072,736	$1,251,964

(1)	Not including Germany or Italy; includes new entrant countries to the European Union from their time of admission.

The following table presents total long-lived assets by geographic area based on location of the asset:

	December 31,
	2013	2012
Germany	$843,777	$839,535
Canada	194,854	226,971

	$1,038,631	$1,066,506

In 2013, two customers at a number of their individual mills accounted for 10% and 11%, respectively of the Company’s total pulp sales (2012 – one customer at a number of its individual mills accounted for 11%; 2011 – no single customer accounted for 10% or more).

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except per share data)

Note 17. Derivative Transactions

The Company is exposed to certain market risks relating to its ongoing business. The Company seeks to manage these risks through internal risk management policies as well as, from time to time, the use of derivatives. The Company currently manages its interest rate risk with the use of a derivative instrument. The derivatives are measured at fair value with changes in fair value immediately recognized in gain (loss) on derivative instruments in the Consolidated Statement of Operations.

Derivative assets are presented in prepaid expenses and other, and derivative liabilities are presented in interest rate derivative liability in the Consolidated Balance Sheet.

Interest Rate Derivative

During 2004, the Company entered into certain variable-to-fixed interest rate swaps in connection with the Stendal mill with respect to an aggregate maximum amount of approximately €612.6 million of the principal amount of the indebtedness under the Stendal Loan Facility. Under the remaining interest rate swap, the Company pays a fixed rate and receives a floating rate with the interest payments being calculated on a notional amount. Currently, the contract has an aggregate notional amount of €306.8 million at a fixed interest rate of 5.28% and it matures in October 2017 (which for the most part matches the maturity of the Stendal Loan Facility).

The interest rate derivative contract is with a bank that is part of a banking syndicate that holds the Stendal Loan Facility and the Company does not anticipate non-performance by the bank.

Pulp Price Derivatives

In May 2012, the Company entered into a fixed price pulp swap contract with a bank. Under the terms of the contract, 5,000 metric tonnes (“MT”) of pulp per month was fixed at a price of 915 U.S. dollars per MT. The contract matured in December 2012. In November 2012, the Company entered into two additional contracts. Under the terms of the contracts, 3,000 MT of pulp per month is fixed at prices which range from 880 U.S. dollars to 890 U.S. dollars per MT. The contracts matured in December 2013.

Energy Derivatives

The Company is also subject to price risk for electricity used in its manufacturing operations. The Company enters into electricity forward sales contracts when it sees an opportunity to sell forward electricity at opportunistic rates. No electricity forward sales contracts were entered into in 2013, 2012 or 2011. Although the Company does not currently have plans to enter into such transactions, the Company may enter into similar electricity derivative contracts in the future.

Foreign Exchange Derivatives

Many of the Company’s transactions are denominated in foreign currencies, primarily the Euro and Canadian dollar. As a result of these transactions the Company and its subsidiaries have financial risk that the value of the Company’s financial instruments will vary due to fluctuations in foreign exchange rates.

The Company did not enter into foreign exchange derivatives in 2013, 2012 and 2011.

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except per share data)

Note 17. Derivative Transactions (continued)

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

The carrying amount of cash and cash equivalents of $147,728 and receivables of $135,893 recorded in the Consolidated Balance Sheet, net of any allowances for losses, represents the Company’s maximum exposure to credit risk.

The following table shows the derivative gains and losses by instrument type as they are recognized in gain (loss) on derivative instruments in the Consolidated Statement of Operations:

	Year Ended December 31,
	2013	2012	2011
Interest rate derivative contract	$22,476	$2,204	$(1,974)
Pulp price derivative contracts	(2,767)	2,608	—

	$19,709	$4,812	$(1,974)

Note 18. Financial Instruments

The fair value of financial instruments as at December 31 is summarized as follows:

	2013		2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$147,728	$147,728	$137,439	$137,439
Marketable securities	$217	$217	$243	$243
Receivables	$135,893	$135,893	$145,150	$145,150
Pulp price derivative contracts – asset	$—	$—	$982	$982
Accounts payable and other	$103,814	$103,814	$118,599	$118,599
Debt	$979,372	$980,982	$937,985	$922,951
Interest rate derivative contract – liability	$46,517	$46,517	$66,819	$66,819

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

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except per share data)

Note 18. Financial Instruments (continued)

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

The Company’s interest rate and pulp price derivatives are classified within Level 2 of the valuation hierarchy, as they are valued using internal models that use as their basis readily observable market inputs, such as forward interest rates, yield curves observable at specified intervals and commodity price curves. The observable inputs reflect market data obtained from independent sources. In addition, the Company considered the risk of non-performance of the obligor, which in some cases reflects the Company’s own credit risk. The counterparty to its interest rate and pulp price derivatives are multi-national financial institutions.

The Company’s debt is recognized at amortized cost. The fair value of debt classified as Level 2 reflects recent market transactions and discounted cash flow estimates. Discounted cash flow models use observable market inputs taking into consideration variables such as interest rate changes, comparative securities, subordination discount and credit rating changes. The fair value of debt classified as Level 3 is valued using discounted cash flow models or select comparable transactions, which require significant management estimates. These estimates are developed using available market, historical, and forecast data, including taking into account variables such as recent financing activities, the capital structure, and the lack of marketability of such debt.

The following table presents a summary of the Company’s outstanding financial instruments and their estimated fair values under the hierarchy defined in Fair Value Measurements and Disclosures Topic of the FASB Accounting Standards Codification:

	Fair value measurements at December 31, 2013 using:
Description	Level 1	Level 2	Level 3	Total
Assets
Marketable securities	$217	$—	$—	$217

Liabilities
Interest rate derivative contract	$—	$46,517	$—	$46,517
Debt	—	367,405	613,577	980,982

	$—	$413,922	$613,577	$1,027,499

	Fair value measurements at December 31, 2012 using:
Description	Level 1	Level 2	Level 3	Total
Assets
Marketable securities	$243	$—	$—	$243
Pulp price derivative contracts	—	982	—	982

	$243	$982	$—	$1,225

Liabilities
Interest rate derivative contract	$—	$66,819	$—	$66,819
Debt	—	308,894	614,057	922,951

	$—	$375,713	$614,057	$989,770

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except per share data)

Note 19. Lease Commitments

Minimum lease payments, primarily for various vehicles, and plant and equipment under capital and non-cancellable operating leases and the present value of net minimum payments at December 31, 2013 is as follows:

	Capital	Operating
	Leases	Leases
2014	$2,406	$2,280
2015	2,414	2,076
2016	2,263	1,295
2017	1,511	1,239
2018	880	1,237
Thereafter	3,111	929

Total	12,585	$9,056

Less: imputed interest	1,771

Total present value of minimum capitalized payments	10,814
Less: current portion of capital lease obligations	2,254

Long-term capital lease obligations	$8,560

Rent expense under operating leases was $3,497 for the year ended December 31, 2013 (2012 – $3,866; 2011 – $4,611). The current portion of the capital lease obligations is included in accounts payable and other and the long-term portion is included in capital leases and other in the Consolidated Balance Sheet.

Note 20. Commitments and Contingencies

(a)	At December 31, 2013, the Company has liabilities for environmental conservation expenditures which include asset retirement obligations of $5,549 (2012 – $5,605) and wastewater fees of $6,929 (2012 – $8,765). Management believes the accrued amounts recorded are sufficient.

(b)	Pursuant to an arbitration proceeding with the general construction contractor (the noncontrolling shareholder) of the Stendal mill regarding certain warranty claims, the Company acted upon a bank guarantee for defect liability on civil works that was about to expire as provided in the engineering, procurement, and construction contract. On January 28, 2011, the Company received approximately €10.0 million ($13,606) (the “Guarantee Amount”), which is intended to compensate the Company for remediation work that is required at the Stendal mill, but it was less than the amount claimed by the Company under the arbitration. Most of the claims have been settled; however, the arbitration proceeding is ongoing, and there is no certainty that the Company will be successful with its remaining claim.

The €10.0 million ($13,606) was initially recognized as an increase in cash and a corresponding increase in accounts payable and other. As civil works remediation steps are agreed to with the noncontrolling shareholder an agreed to portion of the payable is reversed with the offset recorded in operating costs to offset the remediation expenditures. As at December 31, 2013, the Company had Guarantee Amount proceeds of $2,437 remaining in accounts payable and other.

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except per share data)

Note 20. Commitments and Contingencies (continued)

(c)	The Company is involved in a property transfer tax dispute with respect to the Celgar mill and certain other legal actions and claims arising in the ordinary course of business. Celgar had previously paid the property transfer tax assessment of approximately C$4.5 million ($4,200). During the second quarter of 2013, the Company lost its Supreme Court of British Columbia appeal of the property transfer tax assessment and as a result the Company filed an application to seek leave to appeal to the British Columbia Court of Appeal. In September 2013, the leave to appeal was granted to the Company and a hearing date with the Court of Appeal is expected in the first half of 2014. While the outcome of any legal actions and claims cannot be predicted with certainty, it is the opinion of management that the outcome of any such claim which is pending or threatened, either individually or on a combined basis, will not have a material adverse effect on the consolidated financial condition, results of operations or liquidity of the Company.

(d)	In 2012, as a result of a regular tax field audit for the Stendal mill, German public authorities commenced a preliminary investigation into a past and then current managers of the mill relating to whether certain settlement amounts received by the Stendal mill in 2007, 2010 and 2011 from the main contractor under the Engineering, Procurement and Construction Contract for the construction of the Stendal mill should have reduced the assessment base for the original investment subsidies granted to the mill by German authorities. The payments were made by the contractor to the Stendal mill to settle certain warranty, performance and remediation claims that the Stendal mill made against the contractor after completion of mill construction in 2004. The amounts currently under review aggregate approximately €8.3 million ($11,400). Investment subsidies received by the Stendal mill were generally based upon a percentage of the assessment base for subsidies of the mill. If the settlement payments received by the Stendal mill result in a reduction of the assessment base for subsidies under applicable German rules there could be a proportionate reduction in the investment subsidies and the difference could be repayable by the Stendal mill. The Stendal mill believes that it has properly recorded the settlement amounts received from the contractor and that the same do not reduce the assessment base for subsidies of the mill. While it is not reasonably possible to predict the outcome of the legal action and claim, it is the opinion of management that the outcome will not have a material adverse effect on the consolidated financial condition, results of operations or liquidity of the Company.

(e)	The Company is subject to regulations that require the handling and disposal of asbestos in a prescribed manner if a property undergoes a major renovation or demolition. Otherwise, the Company is not required to remove asbestos from its facilities. Generally asbestos is found on steam and condensate piping systems as well as certain cladding on buildings and in building insulation throughout older facilities. The Company’s obligation for the proper removal and disposal of asbestos products from the Company’s mills is a conditional asset retirement obligation. As a result of the longevity of the Company’s mills, due in part to the maintenance procedures and the fact that the Company does not have plans for major changes that require the removal of asbestos, the timing of the asbestos removal is indeterminate. As a result, the Company is currently unable to reasonably estimate the fair value of its asbestos removal and disposal obligation. The Company will recognize a liability in the period in which sufficient information is available to reasonably estimate its fair value.

(f)	The Company entered into certain minimum or fixed purchase commitments primarily related to the purchase of raw materials that extend beyond 2014, none of which are individually or together material.

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except per share data)

Note 21. Restricted Group Supplemental Disclosure

The terms of the indenture governing the Company’s Senior Notes require that it provides the results of operations and financial condition of Mercer International Inc. and the restricted subsidiaries under the indenture, collectively referred to as the “Restricted Group”. As at and during the years ended December 31, 2013 and 2012, the Restricted Group was comprised of Mercer International Inc., certain holding subsidiaries and its Rosenthal and Celgar mills. The Restricted Group excludes the Stendal mill.

Combined Condensed Balance Sheets

	December 31, 2013
	Restricted Group	Unrestricted Subsidiaries	Eliminations	Consolidated Group
ASSETS
Current assets
Cash and cash equivalents	$82,910	$64,818	$—	$147,728
Receivables	75,987	59,906	—	135,893
Inventories	93,807	77,101	—	170,908
Prepaid expenses and other	7,742	3,176	—	10,918
Deferred income tax	3,273	3,053	—	6,326

Total current assets	263,719	208,054	—	471,773
Long-term assets
Property, plant and equipment	420,373	618,258	—	1,038,631
Deferred note issuance costs and other	10,987	10,011	—	20,998
Deferred income tax	9,894	7,263	—	17,157
Due from unrestricted group	153,851	—	(153,851)	—

Total assets	$858,824	$843,586	$(153,851)	$1,548,559

LIABILITIES
Current liabilities
Accounts payable and other	$49,891	$53,923	$—	$103,814
Pension and other post-retirement benefit obligations	1,330	—	—	1,330
Debt	749	59,606	—	60,355

Total current liabilities	51,970	113,529	—	165,499
Long-term liabilities
Debt	336,382	582,635	—	919,017
Due to restricted group	—	153,851	(153,851)	—
Interest rate derivative liability	—	46,517	—	46,517
Pension and other post-retirement benefit obligations	35,466	—	—	35,466
Capital leases and other	8,523	10,770	—	19,293
Deferred income tax	14,450	—	—	14,450

Total liabilities	446,791	907,302	(153,851)	1,200,242

EQUITY
Total shareholders’ equity (deficit)	412,033	(52,955)	—	359,078
Noncontrolling interest (deficit)	—	(10,761)	—	(10,761)

Total liabilities and equity	$858,824	$843,586	$(153,851)	$1,548,559

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except per share data)

Note 21. Restricted Group Supplemental Disclosure (continued)

Combined Condensed Balance Sheets

	December 31, 2012
	Restricted Group	Unrestricted Subsidiaries	Eliminations	Consolidated Group
ASSETS
Current assets
Cash and cash equivalents	$48,407	$89,032	$—	$137,439
Receivables	80,708	64,442	—	145,150
Inventories	98,606	57,373	—	155,979
Prepaid expenses and other	7,661	2,764	—	10,425
Deferred income tax	2,885	3,002	—	5,887

Total current assets	238,267	216,613	—	454,880
Long-term assets
Property, plant and equipment	455,293	611,213	—	1,066,506
Deferred note issuance costs and other	8,712	7,324	—	16,036
Deferred income tax	12,102	11,057	—	23,159
Due from unrestricted group	134,897	—	(134,897)	—

Total assets	$849,271	$846,207	$(134,897)	$1,560,581

LIABILITIES
Current liabilities
Accounts payable and other	$55,517	$63,082	$—	$118,599
Pension and other post-retirement benefit obligations	1,072	—	—	1,072
Debt	7,465	52,740	—	60,205

Total current liabilities	64,054	115,822	—	179,876
Long-term liabilities
Debt	285,079	592,701	—	877,780
Due to restricted group	—	134,897	(134,897)	—
Interest rate derivative liability	—	66,819	—	66,819
Pension and other post-retirement benefit obligations	42,378	—	—	42,378
Capital leases and other	8,008	10,367	—	18,375
Deferred income tax	7,591	—	—	7,591

Total liabilities	407,110	920,606	(134,897)	1,192,819

EQUITY
Total shareholders’ equity (deficit)	442,161	(53,057)	—	389,104
Noncontrolling interest (deficit)	—	(21,342)	—	(21,342)

Total liabilities and equity	$849,271	$846,207	$(134,897)	$1,560,581

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except per share data)

Note 21. Restricted Group Supplemental Disclosure (continued)

Combined Condensed Statements of Operations

	Year Ended December 31, 2013
	Restricted Group	Unrestricted Subsidiaries	Eliminations	Consolidated Group
Revenues
Pulp	$561,350	$434,837	$—	$996,187
Energy and chemicals	33,783	58,415	—	92,198

	595,133	493,252	—	1,088,385
Operating costs	498,952	421,880	—	920,832
Operating depreciation and amortization	43,498	34,811	—	78,309
Selling, general and administrative expenses	31,943	19,226	—	51,169
Restructuring expenses	5,029	1,386	—	6,415

	579,422	477,303	—	1,056,725

Operating income	15,711	15,949	—	31,660

Other income (expense)
Interest expense	(32,321)	(45,011)	8,176	(69,156)
Gain (loss) on derivative instruments	(2,767)	22,476	—	19,709
Other income (expense)	9,217	174	(8,176)	1,215

Total other income (expense)	(25,871)	(22,361)	—	(48,232)

Income (loss) before income taxes	(10,160)	(6,412)	—	(16,572)
Income tax benefit (provision)	(9,365)	169	—	(9,196)

Net income (loss)	(19,525)	(6,243)	—	(25,768)
Less: net income attributable to noncontrolling interest	—	(607)	—	(607)

Net income (loss) attributable to common shareholders	$(19,525)	$(6,850)	$—	$(26,375)

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except per share data)

Note 21. Restricted Group Supplemental Disclosure (continued)

Combined Condensed Statements of Operations

	Year Ended December 31, 2012
	Restricted Group	Unrestricted Subsidiaries	Eliminations	Consolidated Group
Revenues
Pulp	$545,205	$434,565	$—	$979,770
Energy and chemicals	36,638	56,328	—	92,966

	581,843	490,893	—	1,072,736
Operating costs	500,223	385,921	—	886,144
Operating depreciation and amortization	40,118	34,184	—	74,302
Selling, general and administrative expenses	31,688	17,580	—	49,268

	572,029	437,685	—	1,009,714

Operating income	9,814	53,208	—	63,022

Other income (expense)
Interest expense	(30,125)	(48,934)	7,292	(71,767)
Gain (loss) on derivative instruments	2,609	2,203	—	4,812
Other income (expense)	6,465	648	(7,292)	(179)

Total other income (expense)	(21,051)	(46,083)	—	(67,134)

Income (loss) before income taxes	(11,237)	7,125	—	(4,112)
Income tax benefit (provision)	(7,050)	(2,329)	—	(9,379)

Net income (loss)	(18,287)	4,796	—	(13,491)
Less: net income attributable to noncontrolling interest	—	(2,179)	—	(2,179)

Net income (loss) attributable to common shareholders	$(18,287)	$2,617	$—	$(15,670)

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except per share data)

Note 21. Restricted Group Supplemental Disclosure (continued)

Combined Condensed Statements of Operations

	Year Ended December 31, 2011
	Restricted Group	Unrestricted Subsidiaries	Eliminations	Consolidated Group
Revenues
Pulp	$659,741	$497,465	$—	$1,157,206
Energy and chemicals	35,455	59,303	—	94,758

	695,196	556,768	—	1,251,964
Operating costs	532,471	433,252	—	965,723
Operating depreciation and amortization	41,535	36,076	—	77,611
Selling, general and administrative expenses	33,581	20,384	—	53,965

	607,587	489,712	—	1,097,299

Operating income	87,609	67,056	—	154,665

Other income (expense)
Interest expense	(34,639)	(54,386)	6,911	(82,114)
Gain (loss) on derivative instruments	—	(1,974)	—	(1,974)
Other income (expense)	8,860	1,676	(6,911)	3,625

Total other income (expense)	(25,779)	(54,684)	—	(80,463)

Income (loss) before income taxes	61,830	12,372	—	74,202
Income tax benefit (provision)	(6,422)	7,390	—	968

Net income (loss)	55,408	19,762	—	75,170
Less: net income attributable to noncontrolling interest	—	(5,471)	—	(5,471)

Net income (loss) attributable to common shareholders	$55,408	$14,291	$—	$69,699

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except per share data)

Note 21. Restricted Group Supplemental Disclosure (continued)

Combined Condensed Statements of Cash Flows

	Year Ended December 31, 2013
	Restricted Group	Unrestricted Subsidiaries	Consolidated Group
Cash flows from (used in) operating activities
Net income (loss)	$(19,525)	$(6,243)	$(25,768)
Adjustments to reconcile net income (loss) to cash flows from operating activities
Unrealized loss (gain) on derivative instruments	982	(22,476)	(21,494)
Depreciation and amortization	43,833	34,812	78,645
Deferred income taxes	7,263	4,219	11,482
Stock compensation expense	3,574	—	3,574
Pension and other post-retirement expense, net of funding	648	—	648
Other	(360)	3,529	3,169
Changes in working capital
Receivables	4,780	9,213	13,993
Inventories	1,965	(16,528)	(14,563)
Accounts payable and accrued expenses	(6,026)	(5,543)	(11,569)
Other(1)	(13,621)	11,829	(1,792)

Net cash from (used in) operating activities	23,513	12,812	36,325

Cash flows from (used in) investing activities
Purchase of property, plant and equipment	(13,183)	(32,524)	(45,707)
Acquisition of noncontrolling interest (Note 15)	(20,000)	20,000	—
Proceeds on sale of property, plant and equipment	581	158	739

Net cash from (used in) investing activities	(32,602)	(12,366)	(44,968)

Cash flows from (used in) financing activities
Repayment of debt and purchase of notes	(1,459)	(54,957)	(56,416)
Proceeds from issuance of notes and borrowings of debt	52,250	22,222	74,472
Repayment of capital lease obligations	(725)	(1,868)	(2,593)
Proceeds from (repayment of) credit facilities, net	(5,640)	—	(5,640)
Payment of note issuance costs	(1,829)	(2,026)	(3,855)
Proceeds from government grants	—	9,265	9,265

Net cash from (used in) financing activities	42,597	(27,364)	15,233

Effect of exchange rate changes on cash and cash equivalents	995	2,704	3,699

Net increase (decrease) in cash and cash equivalents	34,503	(24,214)	10,289
Cash and cash equivalents, beginning of year	48,407	89,032	137,439

Cash and cash equivalents, end of year	$82,910	$64,818	$147,728

(1)	Includes intercompany working capital related transactions.

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except per share data)

Note 21. Restricted Group Supplemental Disclosure (continued)

Combined Condensed Statements of Cash Flows

	Year Ended December 31, 2012
	Restricted Group	Unrestricted Subsidiaries	Consolidated Group
Cash flows from (used in) operating activities
Net income (loss)	$(18,287)	$4,796	$(13,491)
Adjustments to reconcile net income (loss) to cash flows from operating activities
Unrealized loss (gain) on derivative instruments	(983)	(2,203)	(3,186)
Depreciation and amortization	40,474	34,183	74,657
Deferred income taxes	6,660	(6,812)	(152)
Stock compensation expense	2,616	—	2,616
Pension and other post-retirement expense, net of funding	365	—	365
Other	1,574	3,417	4,991
Changes in working capital
Receivables	(755)	11,550	10,795
Inventories	(5,132)	6,858	1,726
Accounts payable and accrued expenses	(9,576)	(8,416)	(17,992)
Other(1)	(20,292)	19,078	(1,214)

Net cash from (used in) operating activities	(3,336)	62,451	59,115

Cash flows from (used in) investing activities
Purchase of property, plant and equipment	(28,213)	(18,990)	(47,203)
Proceeds on sale of property, plant and equipment	470	370	840
Proceeds on maturity of marketable securities	15,753	—	15,753

Net cash from (used in) investing activities	(11,990)	(18,620)	(30,610)

Cash flows from (used in) financing activities
Repayment of debt and purchase of notes	(3,378)	(32,062)	(35,440)
Repayment of capital lease obligations	(945)	(1,788)	(2,733)
Proceeds from (repayment of) credit facilities, net	6,031	—	6,031
Payment of note issuance costs	(409)	(2,161)	(2,570)
Proceeds from government grants	4,061	984	5,045

Net cash from (used in) financing activities	5,360	(35,027)	(29,667)

Effect of exchange rate changes on cash and cash equivalents	221	2,081	2,302

Net increase (decrease) in cash and cash equivalents	(9,745)	10,885	1,140
Cash and cash equivalents, beginning of year	58,152	78,147	136,299

Cash and cash equivalents, end of year	$48,407	$89,032	$137,439

(1)	Includes intercompany working capital related transactions.

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except per share data)

Note 21. Restricted Group Supplemental Disclosure (continued)

Combined Condensed Statements of Cash Flows

	Year Ended December 31, 2011
	Restricted Group	Unrestricted Subsidiaries	Consolidated Group
Cash flows from (used in) operating activities
Net income (loss)	$55,408	$19,762	$75,170
Adjustments to reconcile net income (loss) to cash flows from operating activities
Unrealized loss (gain) on derivative instruments	—	1,974	1,974
Depreciation and amortization	41,875	36,077	77,952
Deferred income taxes	4,160	(7,469)	(3,309)
Stock compensation expense	4,607	—	4,607
Pension and other post-retirement expense, net of funding	(374)	—	(374)
Other	431	685	1,116
Changes in working capital
Receivables	4,530	(6,763)	(2,233)
Inventories	(14,162)	(10,492)	(24,654)
Accounts payable and accrued expenses	8,167	11,670	19,837
Other(1)	(11,836)	16,326	4,490

Net cash from (used in) operating activities	92,806	61,770	154,576

Cash flows from (used in) investing activities
Purchase of property, plant and equipment	(41,079)	(11,547)	(52,626)
Proceeds on sale of property, plant and equipment	456	676	1,132
Purchase of marketable securities	(16,343)	—	(16,343)
Note receivable	3,988	—	3,988

Net cash from (used in) investing activities	(52,978)	(10,871)	(63,849)

Cash flows from (used in) financing activities
Repayment of debt and purchase of notes	(35,477)	(32,225)	(67,702)
Repayment of capital lease obligations	(1,823)	(2,272)	(4,095)
Proceeds from (repayment of) credit facilities, net	(20,491)	—	(20,491)
Proceeds from government grants	19,898	151	20,049
Purchase of treasury shares	(10,623)	—	(10,623)

Net cash from (used in) financing activities	(48,516)	(34,346)	(82,862)

Effect of exchange rate changes on cash and cash equivalents	(990)	(3,176)	(4,166)

Net increase (decrease) in cash and cash equivalents	(9,678)	13,377	3,699
Cash and cash equivalents, beginning of year	67,830	64,770	132,600

Cash and cash equivalents, end of year	$58,152	$78,147	$136,299

(1)	Includes intercompany working capital related transactions.

SUPPLEMENTARY FINANCIAL INFORMATION

(UNAUDITED)

Quarterly Financial Data

(In thousands of U.S. Dollars, except per share amounts)

	Quarters Ended
	March 31	June 30	September 30	December 31
2013
Revenues	$261,785	$274,700	$269,218	$282,682
Gross profit	12,607	(1,169)	13,304	6,918
Net income (loss) attributable to common shareholders	(561)	(13,015)	(2,966)	(9,833)
Net income (loss) per share attributable to common shareholders*	(0.01)	(0.23)	(0.05)	(0.18)
2012
Revenues	$286,362	$261,650	$279,927	$244,797
Gross profit	21,302	23,506	8,730	9,484
Net income (loss) attributable to common shareholders	1,539	1,948	(12,494)	(6,663)
Net income (loss) per share attributable to common shareholders*	0.03	0.03	(0.22)	(0.12)

*	On a diluted basis

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERCER INTERNATIONAL INC.

Dated: February 21, 2014	By:	/s/ JIMMY S.H. LEE
Jimmy S.H. Lee
Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ JIMMY S.H. LEE	Date: February 21, 2014
Jimmy S.H. Lee
Chairman, Chief Executive Officer and Director

/s/ DAVID M. GANDOSSI	Date: February 21, 2014
David M. Gandossi
Secretary, Executive Vice President,
Chief Financial Officer and Principal Accounting Officer

/s/ ERIC LAURITZEN	Date: February 21, 2014
Eric Lauritzen
Director

/s/ WILLIAM D. MCCARTNEY	Date: February 21, 2014
William D. McCartney
Director

/s/ GRAEME A. WITTS	Date: February 21, 2014
Graeme A. Witts
Director

/s/ BERNARD PICCHI	Date: February 21, 2014
Bernard Picchi
Director

/s/ JAMES SHEPHERD	Date: February 21, 2014
James Shepherd
Director

/s/ KEITH PURCHASE	Date: February 21, 2014
Keith Purchase
Director

/s/ NANCY ORR	Date: February 21, 2014
Nancy Orr
Director

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

2.1	Agreement and Plan of Merger among Mercer International Inc., Mercer International Regco Inc. and Mercer Delaware Inc. dated December 14, 2005. Incorporated by reference to the Proxy Statement/Prospectus filed on December 15, 2005.

3.1	Articles of Incorporation of the Company, as amended. Incorporated by reference from Form 8-A dated March 1, 2006.

3.2	Bylaws of the Company. Incorporated by reference from Form 8-A dated March 1, 2006.

4.1	Indenture dated as of November 17, 2010 between Mercer International Inc. and Wells Fargo Bank, National Association. Incorporated by reference from Form 8-K dated July 23, 2013.

10.1*	Project Financing Facility Agreement dated August 26, 2002 between Zellstoff Stendal GmbH and Bayerische Hypo-und Vereinsbank AG, as amended by Amendment, Restatement and Undertaking Agreement dated January 31, 2009 and the Amendment Agreement dated January 20, 2011.

10.2*	Project Blue Mill Financing Facility Agreement dated January 20, 2012 between Zellstoff Stendal GmbH and Unicredit Bank AG and IKB Deutsche Industriebank AG.

10.3*	Shareholders’ Undertaking Agreement dated August 26, 2002 among Mercer International Inc., Stendal Pulp Holdings GmbH, RWE Industrie-Lösungen GmbH, AIG Altmark Industrie AG and FAHR Beteiligungen AG and Zellstoff Stendal GmbH and Bayerische Hypo-und Vereinsbank AG as amended by the Amendment Restatement and Undertaking Agreement dated January 20, 2012.

10.4*	Shareholders’ Agreement dated August 26, 2002 among Zellstoff Stendal GmbH, Stendal Pulp Holdings GmbH, RWE Industrie-Lösungen GmbH and FAHR Beteiligungen AG as amended by the Amendment Restatement and Undertaking Agreement dated January 20, 2012.

10.5*	Contract for the Engineering, Design, Procurement, Construction, Erection and Start-Up of a Kraft Pulp Mill between Zellstoff Stendal GmbH and RWE Industrie-Lösungen GmbH dated August 26, 2002. Certain non-public information has been omitted from the appendices to Exhibit 10.4 pursuant to a request for confidential treatment filed with the SEC. Such non-public information was filed with the SEC on a confidential basis. The SEC approved the request for confidential treatment in January 2004.

10.6*	Form of Trustee’s Indemnity Agreement between Mercer International Inc. and its Trustees.

10.7	Employment Agreement dated for reference August 7, 2003 between Mercer International Inc. and David Gandossi. Incorporated by reference from Form 8-K dated August 11, 2003.

10.8	Employment Agreement effective as of April 28, 2004 between Mercer International Inc. and Jimmy S.H. Lee. Incorporated by reference from Form 8-K dated April 28, 2004.

10.9	2004 Stock Incentive Plan. Incorporated by reference from Form S-8 dated June 15, 2004.

10.10	2010 Stock Incentive Plan. Incorporated by reference from Form S-8 dated June 11, 2010.

10.11	Employment Agreement dated October 2, 2006 between Stendal Pulp Holding GmbH and Wolfram Ridder. Incorporated by reference from Form 8-K dated October 2, 2006.

10.12*	Employment Agreement effective September 25, 2006 between Mercer International Inc. and Claes-Inge Isacson dated December 5, 2008.

10.13	Employment Agreement effective September 1, 2005 between Mercer International Inc. and Leonhard Nossol dated August 18, 2005. Incorporated by reference from Form 10-Q dated May 6, 2008.

10.14*	Electricity Purchase Agreement effective January 27, 2009 between Zellstoff Celgar Limited Partnership and British Columbia Hydro and Power Authority. Certain non-public information has been omitted from the appendices to Exhibit 10.13 pursuant to a request for confidential treatment filed with the SEC. Such non-public information was filed with the SEC on a confidential basis. The SEC approved the request for confidential treatment in March 2009.

10.15	Revolving Credit Facility Agreement dated August 19, 2009 among D&Z Holding GmbH, Zellstoff-und Papierfabrik Rosenthal GmbH, D&Z Beteiligungs GmbH and ZPR Logistik GmbH and Bayerische Hypo-und Vereinsbank AG. Incorporated by reference from Form 8-K dated August 24, 2009.

10.16	Loan Agreement dated August 19, 2009 among Zellstoff-und Papierfabrik Rosenthal GmbH, as borrower, and Bayerische Hypo-und Vereinsbank Aktiengesellschaft, as lender. Incorporated by reference from Form 8-K dated August 24, 2009.

10.17	Extension, Amendment and Confirmation Letter dated October 4, 2012 among Zellstoff- und Papierfabrik Rosenthal GmbH, D&Z Holding GmbH, D&Z Beteiligungs GmbH, ZPR Logistik GmbH and Mercer International Inc. Incorporated by reference from Form 10-Q dated November 2, 2012.

10.18	Second Amended and Restated Credit Agreement dated as of May 2, 2013 among Zellstoff Celgar Limited Partnership, as borrower, and the lenders from time to time parties thereto, as lenders, and Canadian Imperial Bank of Commerce, as agent. Incorporated by reference from Form 8-K dated May 8, 2013.

10.19	Amendment Agreement, dated September 30, 2013, among Zellstoff Stendal GmbH, as Borrower, UniCredit Bank AG, as Arranger, Agent, Security Agent and Original Lender, the Lenders from time to time parties thereto, E & Z Industrie-Lösungen GmbH, Mercer International Inc. and Stendal Pulp Holding GmbH. Incorporated by reference from Form 10-Q filed on November 1, 2013.

14	Code of Business Conduct and Ethics. Incorporated by reference from the definitive proxy statement on Schedule 14A dated August 11, 2003.

99.1	Audit Committee Charter. Incorporated by reference from the definitive proxy statement on Schedule 14A dated April 28, 2005.

99.2	Governance and Nominating Committee Charter. Incorporated by reference from the definitive proxy statement on Schedule 14A dated April 28, 2004.

21	List of Subsidiaries of Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Section 302 Certificate of Chief Executive Officer.

31.2	Section 302 Certificate of Chief Financial Officer.

32.1**	Section 906 Certificate of Chief Executive Officer.

32.2**	Section 906 Certificate of Chief Financial Officer.

*	Filed in Form 10-K for prior years.
**	In accordance with Release 33-8212 of the SEC, these Certifications: (i) are “furnished” to the SEC and are not “filed” for the purposes of liability under the Exchange Act; and (ii) are not to be subject to automatic incorporation by reference into any of the Company’s registration statements filed under the Securities Act for the purposes of liability thereunder or any offering memorandum, unless the Company specifically incorporates them by reference therein.