Form 10-Q
period 2014-03-31
MERCER INTERNATIONAL INC.
filed 2014-05-02
CIK 1333274

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

The Registrant had 63,903,704 shares of common stock outstanding as at May 1, 2014.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MERCER INTERNATIONAL INC.

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2014

(Unaudited)

FORM 10-Q

QUARTERLY REPORT - PAGE 2

MERCER INTERNATIONAL INC.

INTERIM CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands of U.S. dollars)

	March 31, 2014	December 31, 2013
ASSETS
Current assets
Cash and cash equivalents	$172,109	$147,728
Receivables	149,062	135,893
Inventories (Note 2)	149,889	170,908
Prepaid expenses and other	17,513	10,918
Deferred income tax	6,547	6,326

Total current assets	495,120	471,773

Long-term assets
Property, plant and equipment	1,014,511	1,038,631
Deferred note issuance costs and other	20,112	20,998
Deferred income tax	16,930	17,157

	1,051,553	1,076,786

Total assets	$1,546,673	$1,548,559

LIABILITIES
Current liabilities
Accounts payable and other	$120,973	$103,814
Pension and other post-retirement benefit obligations (Note 4)	1,280	1,330
Debt (Note 3)	62,573	60,355

Total current liabilities	184,826	165,499

Long-term liabilities
Debt (Note 3)	885,994	919,017
Interest rate derivative liability (Note 9)	43,262	46,517
Pension and other post-retirement benefit obligations (Note 4)	34,344	35,466
Capital leases and other	19,926	19,293
Deferred income tax	16,181	14,450

	999,707	1,034,743

Total liabilities	1,184,533	1,200,242

EQUITY
Shareholders’ equity
Share capital (Note 5)	329,063	328,549
Paid-in capital	(12,539)	(11,756)
Retained earnings	31,856	10,815
Accumulated other comprehensive income	22,385	31,470

Total shareholders’ equity	370,765	359,078

Noncontrolling interest (deficit)	(8,625)	(10,761)

Total equity	362,140	348,317

Total liabilities and equity	$1,546,673	$1,548,559

Commitments and contingencies (Note 11)
Subsequent event (Note 5)

The accompanying notes are an integral part of these consolidated financial statements.

FORM 10-Q

QUARTERLY REPORT - PAGE 3

MERCER INTERNATIONAL INC.

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands of U.S. dollars, except per share data)

	Three Months Ended March 31,
	2014	2013
Revenues
Pulp	$278,506	$237,818
Energy and chemicals	27,179	23,967

	305,685	261,785
Costs and expenses
Operating costs	236,304	217,984
Operating depreciation and amortization	19,702	19,450

	49,679	24,351
Selling, general and administrative expenses (Note 8)	10,436	11,744

Operating income	39,243	12,607

Other income (expense)
Interest expense	(17,450)	(17,360)
Gain (loss) on derivative instruments (Note 9)	3,228	6,364
Other income (expense)	6	(92)

Total other income (expense)	(14,216)	(11,088)

Income (loss) before income taxes	25,027	1,519
Income tax benefit (provision)
Current	(122)	4,319
Deferred	(1,728)	(5,464)

Net income (loss)	23,177	374
Less: net income attributable to noncontrolling interest	(2,136)	(935)

Net income (loss) attributable to common shareholders	$21,041	$(561)

Net income (loss) per share attributable to common shareholders (Note 7)
Basic	$0.38	$(0.01)
Diluted	$0.37	$(0.01)

The accompanying notes are an integral part of these consolidated financial statements.

FORM 10-Q

QUARTERLY REPORT - PAGE 4

MERCER INTERNATIONAL INC.

INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands of U.S. dollars)

	Three Months Ended March 31,
	2014	2013
Net income (loss)	$23,177	$374
Other comprehensive income (loss), net of taxes
Foreign currency translation adjustment (net of tax effect of $3, $758)	(9,132)	(14,169)
Change in unrecognized losses and prior service costs related to defined benefit plans (net of tax effect of $nil in all periods)	—	(123)
Change in unrealized gains (losses) on marketable securities (net of tax effect of $nil in all periods)	47	13

Other comprehensive income (loss), net of taxes	(9,085)	(14,279)

Total comprehensive income (loss)	14,092	(13,905)
Comprehensive income attributable to noncontrolling interest	(2,136)	(935)

Comprehensive income (loss) attributable to common shareholders	$11,956	$(14,840)

INTERIM CONSOLIDATED STATEMENTS OF RETAINED EARNINGS

(Unaudited)

(In thousands of U.S. dollars)

	Three Months Ended March 31,
	2014	2013
Net income (loss) attributable to common shareholders	$21,041	$(561)
Retained earnings, beginning of period	10,815	37,190

Retained earnings, end of period	$31,856	$36,629

The accompanying notes are an integral part of these consolidated financial statements.

FORM 10-Q

QUARTERLY REPORT - PAGE 5

MERCER INTERNATIONAL INC.

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands of U.S. dollars)

	Three Months Ended March 31,
	2014	2013
Cash flows from (used in) operating activities
Net income (loss)	$23,177	$374
Adjustments to reconcile net income (loss) to cash flows from operating activities
Unrealized loss (gain) on derivative instruments	(3,228)	(6,199)
Depreciation and amortization	19,787	19,533
Deferred income taxes	1,728	5,464
Stock compensation expense	(269)	356
Pension and other post-retirement expense, net of funding	211	160
Other	652	1,562
Changes in working capital
Receivables	(17,332)	(12,813)
Inventories	18,723	7,587
Accounts payable and accrued expenses	22,242	13,992
Other	(6,012)	(1,033)

Net cash from (used in) operating activities	59,679	28,983

Cash flows from (used in) investing activities
Purchase of property, plant and equipment	(6,566)	(15,045)
Purchase of intangible assets	(1,740)	—
Proceeds on sale of property, plant and equipment	179	17

Net cash from (used in) investing activities	(8,127)	(15,028)

Cash flows from (used in) financing activities
Repayment of debt	(30,541)	(26,420)
Proceeds from borrowings of debt	—	13,133
Repayment of capital lease obligations	(660)	(924)
Proceeds from sale and lease-back transactions	1,047	—
Proceeds from (repayment of) credit facilities, net	—	7,948
Proceeds from government grants	3,297	972

Net cash from (used in) financing activities	(26,857)	(5,291)

Effect of exchange rate changes on cash and cash equivalents	(314)	(3,988)

Net increase (decrease) in cash and cash equivalents	24,381	4,676
Cash and cash equivalents, beginning of period	147,728	137,439

Cash and cash equivalents, end of period	$172,109	$142,115

The accompanying notes are an integral part of these consolidated financial statements.

FORM 10-Q

QUARTERLY REPORT - PAGE 6

MERCER INTERNATIONAL INC.

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Unaudited)

(In thousands of U.S. dollars)

	Three Months Ended March 31,
	2014	2013
Supplemental disclosure of cash flow information
Cash paid during the period for
Interest	$3,236	$3,631
Income taxes	$798	$878
Supplemental schedule of non-cash investing and financing activities
Acquisition of production and other equipment under capital lease obligations	$618	$224
Increase (decrease) in accounts payable and accrued purchases for property, plant and equipment	$(4,198)	$(3,828)
Increase (decrease) in receivables of government grants for long-term assets	$(2,814)	$—

The accompanying notes are an integral part of these consolidated financial statements.

FORM 10-Q

QUARTERLY REPORT - PAGE 7

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

In these interim consolidated financial statements, unless otherwise indicated, all amounts are expressed in United States dollars (“U.S. dollars” or “$”). The symbol “€” refers to Euros and the symbol “C$” refers to Canadian dollars.

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

New Accounting Standards

In March 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-05, an update to Foreign Currency Matters, which indicates that a cumulative translation adjustment is attached to the parent’s investment in a foreign entity and should be released in a manner consistent with the derecognition guidance on investments in entities. Thus, the entire amount of the cumulative translation adjustment associated with the foreign entity would be released when there has been (i) a sale of a subsidiary or group of net assets within a foreign entity and the sale represents the substantially complete liquidation of the investment in the foreign entity; (ii) a loss of a controlling financial interest in an investment in a foreign entity; or (iii) a step acquisition for a foreign entity. The update does not change the requirement to release a pro-rata portion of the cumulative translation adjustment of the foreign entity into earnings for a partial sale of an equity method investment in a foreign entity. The amendments are effective for interim and annual periods beginning after December 15, 2013 and did not have an impact on the Company’s interim consolidated financial statements.

FORM 10-Q

QUARTERLY REPORT - PAGE 8

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except per share data)

Note 1. The Company and Summary of Significant Accounting Policies (continued)

In July 2013, the FASB issued ASU 2013-11, which provides guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss (“NOL”) carryforward, a similar tax loss, or a tax credit carryforward exists. ASU 2013-11 requires entities to present an unrecognized tax benefit as a reduction of a deferred tax asset for a NOL or tax credit carryforward whenever the NOL or tax credit carryforward would be available to reduce the additional taxable income or tax due if the tax position is disallowed. This accounting standard update requires entities to assess whether to net the unrecognized tax benefit with a deferred tax asset as of the reporting date. The amendments are effective for interim and annual periods beginning after December 15, 2013. The Company has determined these changes did not have an impact on the interim consolidated financial statements.

Note 2. Inventories

	March 31,	December 31,
	2014	2013
Raw materials	$51,059	$66,356
Finished goods	49,207	54,982
Spare parts and other	49,623	49,570

	$149,889	$170,908

Note 3. Debt

Debt consists of the following:

	March 31,	December 31,
	2014	2013
Note payable to bank, included in a total loan credit facility of €828.0 million to finance the construction related to the Stendal mill (a)	$541,269	$568,945
Senior notes, interest at 9.50% accrued and payable semi-annually, unsecured (b)	336,253	336,382
Credit agreement with a lender with respect to a revolving credit facility of C$40.0 million (c)	—	—
Term bank facility for a project at the Stendal mill of €17.0 million (d)	18,930	21,179
Loans payable to the noncontrolling shareholder of the Stendal mill (e)	52,115	52,117
Investment loan agreement with a lender with respect to a project at the Rosenthal mill of €4.4 million (f)	—	749
Credit agreement with a bank with respect to a revolving credit facility of €25.0 million (g)	—	—
Credit agreement with a bank with respect to a revolving credit facility of €5.0 million (h)	—	—

	948,567	979,372
Less: current portion	(62,573)	(60,355)

Debt, less current portion	$885,994	$919,017

FORM 10-Q

QUARTERLY REPORT - PAGE 9

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except per share data)

Note 3. Debt (continued)

As of March 31, 2014, the maturities of debt are as follows:

Matures	Amount
2014	$29,796
2015	65,552
2016	65,552
2017	787,667
2018	—
Thereafter	—

$948,567

Certain of the Company’s debt instruments were issued under an indenture which, among other things, restricts its ability and the ability of its restricted subsidiaries to make certain payments. These limitations are subject to specific exceptions. As at March 31, 2014, the Company was in compliance with the terms of the indenture.

(a)	Note payable to bank, included in a total loan facility of €828.0 million to finance the construction related to the Stendal mill (“Stendal Loan Facility”), interest at rates varying from Euribor plus 0.90% to Euribor plus 1.80% (rates on amounts of borrowing at March 31, 2014 range from 1.47% to 2.22%), principal due in required installments beginning September 30, 2006 until September 30, 2017, collateralized by the gross assets of the Stendal mill, with 48% and 32% guaranteed by the Federal Republic of Germany and the State of Saxony-Anhalt, respectively, of up to €332.9 million of the outstanding principal, subject to a debt service reserve account (“DSRA”) for purposes of paying amounts due in the following 12 months under the terms of the Stendal Loan Facility; payment of dividends is only permitted if certain cash flow requirements are met. See Note 9 – Derivative Transactions for a discussion of the Company’s variable-to-fixed interest rate swap that was put in place to effectively fix the interest rate on the Stendal Loan Facility.

On March 13, 2009, the Company finalized an agreement with its lenders to amend its Stendal Loan Facility. The amendment deferred approximately €164.0 million of scheduled principal payments until the maturity date, September 30, 2017. The amendment also provided for a 100% cash sweep, referred to as the “Cash Sweep”, of any cash, in excess of a €15.0 million working capital reserve and the Guarantee Amount, as discussed in Note 11(a) – Commitments and Contingencies, and other amounts as contemplated in the amendment, held by Stendal which will be used first to fund the DSRA to a level sufficient to service the amounts due and payable under the Stendal Loan Facility during the then following 12 months, which means the DSRA is “Fully Funded”, and second to prepay the deferred principal amounts. As at March 31, 2014, the DSRA balance was €16.0 million and was not Fully Funded.

On March 14, 2014, the Stendal mill received a waiver under the Stendal Loan Facility and Project Blue Mill facility (Note 3(d)) which: postpones the testing date of its senior debt cover ratio to September 30, 2014 from June 30, 2014 and delivery of its report thereon by November 15, 2014; extends the date by which a portion of the net proceeds of the common share offering, as discussed in Note 5 – Share Capital, must be contributed to the Stendal mill, as required in the March 13, 2009 amendment, to November 17, 2014; and confirms that any such contributed capital shall qualify as an “equity cure” in the event that the Stendal mill is not in compliance with its financial ratio covenants.

FORM 10-Q

QUARTERLY REPORT - PAGE 10

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except per share data)

Note 3. Debt (continued)

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

(c)	Credit agreement with respect to a revolving credit facility of up to C$40.0 million for the Celgar mill. The credit facility matures May 2016. Borrowings under the credit facility are collateralized by the mill’s inventory and receivables and are restricted by a borrowing base calculated on the mill’s inventory and receivables. Canadian dollar denominated amounts bear interest at bankers acceptance plus 1.75% or Canadian prime plus 0.25%. U.S. dollar denominated amounts bear interest at LIBOR plus 1.75% or U.S. base plus 0.25%. As at March 31, 2014, C$1.7 million of this facility was supporting letters of credit and approximately C$38.3 million was available.

(d)	A €17.0 million amortizing term facility to partially finance a project, referred to as “Project Blue Mill”. The facility, 80% of which is guaranteed by the State of Saxony-Anhalt, bears interest at a rate of Euribor plus 3.5% per annum. The interest period for the facility, at the choice of the Company, will be of one, three or six months duration and interest is paid on the last day of the interest period selected. The facility, together with accrued interest, is scheduled to mature in September 2017. The facility will be repaid semi-annually, commencing September 30, 2013, is collateralized by the gross assets of the Stendal mill, and will be non-recourse to Mercer Inc. As at March 31, 2014, the facility was accruing interest at a rate of 3.92%.

As part of this term facility, the Company was required to open an investment account with the lender for the purpose of managing project costs and is required to deposit all funding associated with Project Blue Mill in this account. As at March 31, 2014, the balance in the investment account was $2,358.

(e)	Loans of €26.8 million payable by the Stendal mill to its noncontrolling shareholder bear interest at a rate of 0.10% per annum and are due in 2017, provided that the Project Blue Mill facility (Note 3(d)) and the Stendal Loan Facility (Note 3(a)) have been fully repaid on such date. The loans are unsecured, subordinated to all liabilities of the Stendal mill, non-recourse to the Company and its restricted subsidiaries. One of the loans, which has a principal amount of €0.4 million, may be repaid prior to October 1, 2017 if the DSRA has been Fully Funded for the first time and this loan is subordinated to all liabilities of the Stendal mill only until such time as the DSRA is Fully Funded for the first time.

As at March 31, 2014 and December 31, 2013, accrued interest on these loans was €11.1 million.

FORM 10-Q

QUARTERLY REPORT - PAGE 11

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except per share data)

Note 3. Debt (continued)

(f)	A €4.4 million investment loan agreement with a lender relating to the wash press project at the Rosenthal mill that matured in February 2014.

(g)	A €25.0 million working capital facility at the Rosenthal mill that matures in October 2016. Borrowings under the facility are collateralized by the mill’s inventory and receivables and bear interest at Euribor plus 3.50%. As at March 31, 2014, approximately €0.4 million of this facility was supporting bank guarantees leaving approximately €24.6 million available.

(h)	A €5.0 million facility at the Rosenthal mill that matures in December 2015. Borrowings under this facility bear interest at the rate of the three-month Euribor plus 3.50% and are secured by certain land at the Rosenthal mill. As at March 31, 2014 approximately €1.2 million of this facility was supporting bank guarantees leaving approximately €3.8 million available.

Note 4. Pension and Other Post-Retirement Benefit Obligations

Included in pension and other post-retirement benefit obligations are amounts related to the Company’s Celgar and Rosenthal mills. The largest component of this obligation is with respect to the Celgar mill which maintains a defined benefit pension plan and post-retirement benefit plans for certain employees (“Celgar Plans”).

Pension benefits are based on employees’ earnings and years of service. The Celgar Plans are funded by contributions from the Company based on actuarial estimates and statutory requirements. Pension contributions during the three month period ended March 31, 2014 totaled $609 (2013 – $656).

Effective December 31, 2008, the defined benefit plan was closed to new members. In addition, the defined benefit service accrual ceased on December 31, 2008, and members began to receive pension benefits, at a fixed contractual rate, under a new defined contribution plan effective January 1, 2009. During the three month period ended March 31, 2014, the Company made contributions of $215 (2013 – $230) to this plan.

	Three Months ended March 31,
	2014		2013
	Pension Benefits	Post- Retirement Benefits	Pension Benefits	Post- Retirement Benefits
Service cost	$30	$181	$34	$193
Interest cost	459	311	469	283
Expected return on plan assets	(557)	—	(544)	—
Recognized net loss (income)	197	(3)	367	30

Net periodic benefit cost	$129	$489	$326	$506

Multiemployer Plan

The Company participates in a multiemployer plan for the hourly-paid employees at the Celgar mill. The contributions to the plan are determined based on an amount per hour worked pursuant to a collective bargaining agreement. The Company has no current or future contribution obligations in excess of the contractual contributions. The contributions during the three month period ended March 31, 2014 totaled $507 (2013 – $503).

FORM 10-Q

QUARTERLY REPORT - PAGE 12

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except per share data)

Note 5. Share Capital

Common shares

The Company has authorized 200,000,000 common shares with a par value of $1 per share.

As at March 31, 2014 and December 31, 2013, the Company had 55,853,704 common shares issued and outstanding.

On April 2, 2014, the Company issued an aggregate of 8,050,000 common shares by way of public offering at a price of $7.15 per share for net proceeds of approximately $53,600 after deducting the underwriters’ discounts and offering expenses. The Company will use approximately $13,500 of the net proceeds to further capitalize the Stendal mill. The Company intends to use the balance of the net proceeds for capital expenditures, including expansion of our wood procurement and logistics operations in Germany, and for general corporate purposes.

Preferred shares

The Company has authorized 50,000,000 preferred shares with $1 par value issuable in series, of which 2,000,000 shares have been designated as Series A. The preferred shares may be issued in one or more series and with such designations and preferences for each series as shall be stated in the resolutions providing for the designation and issue of each such series adopted by the Board of Directors of the Company. The Board of Directors is authorized by the Company’s articles of incorporation to determine the voting, dividend, redemption and liquidation preferences pertaining to each such series. As at March 31, 2014, no preferred shares had been issued by the Company.

Note 6. Stock-Based Compensation

In June 2010, the Company adopted a new stock incentive plan (the “2010 Plan”) which provides for options, restricted stock rights, restricted shares, performance shares, performance share units (“PSUs”) and stock appreciation rights to be awarded to employees, consultants and non-employee directors. During the three months ended March 31, 2014 and the year ended December 31, 2013, there were no issued and outstanding restricted stock rights, performance shares or stock appreciation rights. As at March 31, 2014, after factoring in all allocated shares, there remain approximately 0.6 million common shares available for grant pursuant to the 2010 Plan.

PSUs

PSUs comprise rights to receive common shares at a future date that are contingent on the Company and the grantee achieving certain performance objectives. The performance objective periods are generally three years or less.

The fair value of PSUs is recorded as compensation expense over the requisite service period. For PSUs which have the same grant and service inception date, the fair value is based upon the targeted number of shares to be awarded and the quoted market price of the Company’s shares at that date. For PSUs where the service inception date precedes the grant date, the fair value is based upon the targeted number of shares awarded and the quoted price of the Company’s shares at each reporting date up to the grant date. The target number of shares is determined using management’s best estimate. The final determination of the number of shares to be granted is made by the Company’s Board of Directors. For the three month period ended March 31, 2014, the Company recognized a reversal of $419 related to PSUs (2013 – expense of $161).

FORM 10-Q

QUARTERLY REPORT - PAGE 13

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except per share data)

Note 6. Stock-Based Compensation (continued)

The following table summarizes PSU activity during the period:

Number of PSUs
Outstanding at January 1, 2013	786,129
Granted	40,499
Forfeited	(35,196)

Outstanding at December 31, 2013	791,432
Granted	657,554
Expired	(139,240)

Outstanding at March 31, 2014	1,309,746

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

Expense recognized for the three month period ended March 31, 2014 was $150 (2013 – $195). As at March 31, 2014, the total remaining unrecognized compensation cost related to restricted stock amounted to approximately $361 (2013 – $743), which will be amortized over the remaining vesting periods.

The following table summarizes restricted share activity during the period:

Number of Restricted Shares
Outstanding at January 1, 2013	196,500
Granted	38,000
Vested	(76,500)

Outstanding at December 31, 2013	158,000
Vested	(40,000)

Outstanding at March 31, 2014	118,000

Stock Options

During the three months ended March 31, 2014 and 2013, no options were granted, exercised, expired or cancelled. The aggregate intrinsic value of options is calculated as the difference between the quoted market price for the Company’s common stock as at March 31, 2014, and the exercise price of the stock options for those options where the exercise price is below the quoted market price. As at March 31, 2014, the Company had 30,000 options (2013 – 100,000) with an exercise price below the quoted market price resulting in an aggregate intrinsic value of $6 (2013 – $126). The Company issues new shares upon the exercise of stock options.

Stock compensation expense recognized for the three month period ended March 31, 2014 was $nil (2013 – $nil).

FORM 10-Q

QUARTERLY REPORT - PAGE 14

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except per share data)

Note 7. Net Income (Loss) Per Share Attributable to Common Shareholders

	Three Months Ended March 31,
	2014	2013
Net income (loss) attributable to common shareholders:
Basic and diluted	$21,041	$(561)

Net income (loss) per share attributable to common shareholders:
Basic	$0.38	$(0.01)

Diluted	$0.37	$(0.01)

Weighted average number of common shares outstanding:
Basic (1)	55,709,482	55,632,982
Effect of dilutive instruments:
PSUs	544,103	—
Restricted shares	70,195	—
Stock options	11,891	—

Diluted	56,335,671	55,632,982

(1)	The basic weighted average number of shares excludes 118,000 restricted shares which have been issued, but have not vested as at March 31, 2014 (2013 – 156,500 restricted shares).

The calculation of diluted net income (loss) per share attributable to common shareholders does not assume the exercise of any instruments that would have an anti-dilutive effect on net income (loss) per share. The following table summarizes the instruments excluded from the calculation of net income (loss) per share attributable to common shareholders because they were anti-dilutive.

	Three Months Ended March 31,
	2014	2013
PSUs	—	786,129
Restricted shares	—	156,500
Stock options	—	175,000

Note 8. Restructuring Expenses

In July 2013, the Company announced a workforce reduction at the Celgar mill. In connection with implementing this workforce reduction, during the year ended December 31, 2013, the Company recorded restructuring expenses of $5,029 for severance and other personnel expenses, such as termination benefits. During the three month period ended March 31, 2014, the Company incurred approximately $30 of additional expenses and does not intend to incur any significant additional expenses related to this restructuring. As at March 31, 2014, the Company had a liability for these restructuring expenses of $975 in accounts payable and other.

In November 2013, the Company restructured the management team at the Stendal mill. In connection with this restructuring, during the year ended December 31, 2013, the Company recorded expenses of $1,386 for severance and other personnel expenses, such as termination benefits. As at March 31, 2014, the Company had a liability for these restructuring expenses of $765 in accounts payable and other.

FORM 10-Q

QUARTERLY REPORT - PAGE 15

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except per share data)

Note 9. Derivative Transactions

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

Pulp Price Derivatives

In November 2012, the Company entered into two fixed price pulp swap contracts with a bank. Under the terms of the contracts, 3,000 metric tonnes (“MT”) of pulp per month is fixed at prices which range from 880 U.S. dollars to 890 U.S. dollars per MT. The contracts matured in December 2013.

The following table shows the derivative gains and losses by instrument type as they are recognized in gain (loss) on derivative instruments in the Consolidated Statement of Operations:

	Three Months Ended March 31,
	2014	2013
Interest rate derivative contract	$3,228	$6,820
Pulp price derivative contracts	—	(456)

	$3,228	$6,364

FORM 10-Q

QUARTERLY REPORT - PAGE 16

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except per share data)

Note 10. Financial Instruments

The fair value of financial instruments is summarized as follows:

	March 31, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$172,109	$172,109	$147,728	$147,728
Marketable securities	$259	$259	$217	$217
Receivables	$149,062	$149,062	$135,893	$135,893
Accounts payable and other	$120,973	$120,973	$103,814	$103,814
Debt	$948,567	$946,804	$979,372	$980,982
Interest rate derivative contract – liability	$43,262	$43,262	$46,517	$46,517

The carrying value of cash and cash equivalents and accounts payable and other approximates the fair value due to the immediate or short-term maturity of these financial instruments. The carrying value of receivables approximates the fair value due to their short-term nature and historical collectability. Marketable securities are recorded at fair value based on recent transactions. See the Fair Value Measurement and Disclosure section below for details on how the fair value of the interest rate derivative contract and debt was determined.

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

The Company’s interest rate derivative is classified within Level 2 of the valuation hierarchy, as it is valued using internal models that use as their basis readily observable market inputs, such as forward interest rates, yield curves observable at specified intervals. The observable inputs reflect market data obtained from independent sources. In addition, the Company considered the risk of non-performance of the obligor, which in some cases reflects the Company’s own credit risk. The counterparty to its interest rate derivative is a multi-national financial institution.

The Company’s debt is recognized at amortized cost. The fair value of debt classified as Level 2 reflects recent market transactions. Discounted cash flow models use observable market inputs taking into consideration variables such as interest rate changes, comparative securities, subordination discount and credit rating changes. The fair value of debt classified as Level 3 is valued using discounted cash flow models or select comparable transactions, which require significant management estimates. These estimates are developed using available market, historical, and forecast data, including taking into account variables such as recent financing activities, the capital structure, and the lack of marketability of such debt.

FORM 10-Q

QUARTERLY REPORT - PAGE 17

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except per share data)

Note 10. Financial Instruments (continued)

The following table presents a summary of the Company’s outstanding financial instruments and their estimated fair values under the hierarchy defined in Fair Value Measurements and Disclosures Topic of the FASB Accounting Standards Codification:

	Fair value measurements at March 31, 2014 using:
Description	Level 1	Level 2	Level 3	Total
Assets
Marketable securities	$259	$—	$—	$259

Liabilities
Interest rate derivative contract	$—	$43,262	$—	$43,262
Debt	—	363,153	583,651	946,804

	$—	$406,415	$583,651	$990,066

	Fair value measurements at December 31, 2013 using:
Description	Level 1	Level 2	Level 3	Total
Assets
Marketable securities	$217	$—	$—	$217

Liabilities
Interest rate derivative contract	$—	$46,517	$—	$46,517
Debt	—	367,405	613,577	980,982

	$—	$413,922	$613,577	$1,027,499

FORM 10-Q

QUARTERLY REPORT - PAGE 18

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except per share data)

Note 11. Commitments and Contingencies

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

The €10.0 million ($13,606) was initially recognized as an increase in cash and a corresponding increase in accounts payable and other. As civil works remediation steps are agreed to with the noncontrolling shareholder an agreed to portion of the payable is reversed with the offset recorded in operating costs to offset the remediation expenditures. As at March 31, 2014, the Company had Guarantee Amount proceeds of $2,436 remaining in accounts payable and other.

(b)	The Company is involved in a property transfer tax dispute with respect to the Celgar mill and certain other legal actions and claims arising in the ordinary course of business. Celgar had previously paid the property transfer tax assessment of approximately C$4.5 million ($4,100). During the second quarter of 2013, the Company lost its Supreme Court of British Columbia appeal of the property transfer tax assessment and as a result the Company filed an application to seek leave to appeal to the British Columbia Court of Appeal. In September 2013, the leave to appeal was granted to the Company and a hearing date with the Court of Appeal is expected in the first half of 2014. While the outcome of any legal actions and claims cannot be predicted with certainty, it is the opinion of management that the outcome of any such claim which is pending or threatened, either individually or on a combined basis, will not have a material adverse effect on the consolidated financial condition, results of operations or liquidity of the Company.

(c)	In 2012, as a result of a regular tax field audit for the Stendal mill, German public authorities commenced a preliminary investigation into past managers of the mill relating to whether certain settlement amounts received by the Stendal mill in 2007, 2010 and 2011 from the main contractor under the Engineering, Procurement and Construction Contract for the construction of the Stendal mill should have reduced the assessment base for the original investment subsidies granted to the mill by German authorities. The payments were made by the contractor to the Stendal mill to settle certain warranty, performance and remediation claims that the Stendal mill made against the contractor after completion of mill construction in 2004. The amounts currently under review aggregate approximately €8.3 million ($11,400). Investment subsidies received by the Stendal mill were generally based upon a percentage of the assessment base for subsidies of the mill. If the settlement payments received by the Stendal mill result in a reduction of the assessment base for subsidies under applicable German rules there could be a proportionate reduction in the investment subsidies and the difference could be repayable by the Stendal mill. The Stendal mill believes that it has properly recorded the settlement amounts received from the contractor and that the same do not reduce the assessment base for subsidies of the mill. While it is not reasonably possible to predict the outcome of the legal action and claim, it is the opinion of management that the outcome will not have a material adverse effect on the consolidated financial condition, results of operations or liquidity of the Company.

(d)	The Company is subject to regulations that require the handling and disposal of asbestos in a prescribed manner if a property undergoes a major renovation or demolition. Otherwise, the Company is not required to remove asbestos from its facilities. Generally asbestos is found on steam and condensate piping systems as well as certain cladding on buildings and in building insulation throughout older facilities. The Company’s obligation for the proper removal and disposal of asbestos products from the Company’s mills is a conditional asset retirement obligation. As a result of the longevity of the Company’s mills, due in part to the maintenance procedures and the fact that the Company does not have plans for major changes that require the removal of asbestos, the timing of the asbestos removal is indeterminate. As a result, the Company is currently unable to reasonably estimate the fair value of its asbestos removal and disposal obligation. The Company will recognize a liability in the period in which sufficient information is available to reasonably estimate its fair value.

FORM 10-Q

QUARTERLY REPORT - PAGE 19

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except per share data)

Note 12. Restricted Group Supplemental Disclosure

The terms of the indenture governing the Company’s Senior Notes require that it provides the results of operations and financial condition of Mercer Inc. and the restricted subsidiaries under the indenture, collectively referred to as the “Restricted Group”. As at and during the three months ended March 31, 2014 and 2013, the Restricted Group was comprised of Mercer Inc., certain holding subsidiaries and its Rosenthal and Celgar mills. The Restricted Group excludes the Stendal mill.

Combined Condensed Balance Sheets

	March 31, 2014
	Restricted Group	Unrestricted Subsidiaries	Eliminations	Consolidated Group
ASSETS
Current assets
Cash and cash equivalents	$108,046	$64,063	$—	$172,109
Receivables	73,801	75,261	—	149,062
Inventories	93,226	56,663	—	149,889
Prepaid expenses and other	15,005	2,508	—	17,513
Deferred income tax	3,272	3,275	—	6,547

Total current assets	293,350	201,770	—	495,120
Long-term assets
Property, plant and equipment	404,647	609,864	—	1,014,511
Deferred note issuance costs and other	10,702	9,410	—	20,112
Deferred income tax	9,890	7,040	—	16,930
Due from unrestricted group	154,992	—	(154,992)	—

Total assets	$873,581	$828,084	$(154,992)	$1,546,673

LIABILITIES
Current liabilities
Accounts payable and other	$62,799	$58,174	$—	$120,973
Pension and other post-retirement benefit obligations	1,280	—	—	1,280
Debt	—	62,573	—	62,573

Total current liabilities	64,079	120,747	—	184,826
Long-term liabilities
Debt	336,253	549,741	—	885,994
Due to restricted group	—	154,992	(154,992)	—
Interest rate derivative liability	—	43,262	—	43,262
Pension and other post-retirement benefit obligations	34,344	—	—	34,344
Capital leases and other	8,999	10,927	—	19,926
Deferred income tax	16,181	—	—	16,181

Total liabilities	459,856	879,669	(154,992)	1,184,533

EQUITY
Total shareholders’ equity (deficit)	413,725	(42,960)	—	370,765
Noncontrolling interest (deficit)	—	(8,625)	—	(8,625)

Total liabilities and equity	$873,581	$828,084	$(154,992)	$1,546,673

FORM 10-Q

QUARTERLY REPORT - PAGE 20

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except per share data)

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

FORM 10-Q

QUARTERLY REPORT - PAGE 21

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except per share data)

Note 12. Restricted Group Supplemental Disclosure (continued)

Combined Condensed Statements of Operations

	Three Months Ended March 31, 2014
	Restricted Group	Unrestricted Subsidiaries	Eliminations	Consolidated Group
Revenues
Pulp	$140,797	$137,709	$—	$278,506
Energy and chemicals	8,881	18,298	—	27,179

	149,678	156,007	—	305,685
Operating costs	111,368	124,936	—	236,304
Operating depreciation and amortization	10,574	9,128	—	19,702
Selling, general and administrative expenses	6,451	3,985	—	10,436

	128,393	138,049	—	266,442

Operating income	21,285	17,958	—	39,243

Other income (expense)
Interest expense	(8,518)	(9,072)	140	(17,450)
Gain (loss) on derivative instruments	—	3,228	—	3,228
Other income (expense)	112	34	(140)	6

Total other income (expense)	(8,406)	(5,810)	—	(14,216)

Income (loss) before income taxes	12,879	12,148	—	25,027
Income tax benefit (provision)	(1,752)	(98)	—	(1,850)

Net income (loss)	11,127	12,050	—	23,177
Less: net income attributable to noncontrolling interest	—	(2,136)	—	(2,136)

Net income (loss) attributable to common shareholders	$11,127	$9,914	$—	$21,041

FORM 10-Q

QUARTERLY REPORT - PAGE 22

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except per share data)

Note 12. Restricted Group Supplemental Disclosure (continued)

Combined Condensed Statements of Operations

	Three Months Ended March 31, 2013
	Restricted Group	Unrestricted Subsidiaries	Eliminations	Consolidated Group
Revenues
Pulp	$132,350	$105,468	$—	$237,818
Energy and chemicals	9,361	14,606	—	23,967

	141,711	120,074	—	261,785
Operating costs	118,200	99,784	—	217,984
Operating depreciation and amortization	10,815	8,635	—	19,450
Selling, general and administrative expenses	7,547	4,197	—	11,744

	136,562	112,616	—	249,178

Operating income	5,149	7,458	—	12,607

Other income (expense)
Interest expense	(7,745)	(11,791)	2,176	(17,360)
Gain (loss) on derivative instruments	(456)	6,820	—	6,364
Other income (expense)	2,027	57	(2,176)	(92)

Total other income (expense)	(6,174)	(4,914)	—	(11,088)

Income (loss) before income taxes	(1,025)	2,544	—	1,519
Income tax benefit (provision)	(1,342)	197	—	(1,145)

Net income (loss)	(2,367)	2,741	—	374
Less: net income attributable to noncontrolling interest	—	(935)	—	(935)

Net income (loss) attributable to common shareholders	$(2,367)	$1,806	$—	$(561)

FORM 10-Q

QUARTERLY REPORT - PAGE 23

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except per share data)

Note 12. Restricted Group Supplemental Disclosure (continued)

Combined Condensed Statements of Cash Flows

	Three Months Ended March 31, 2014
	Restricted Group	Unrestricted Subsidiaries	Consolidated Group
Cash flows from (used in) operating activities
Net income (loss)	$11,127	$12,050	$23,177
Adjustments to reconcile net income (loss) to cash flows from operating activities
Unrealized loss (gain) on derivative instruments	—	(3,228)	(3,228)
Depreciation and amortization	10,659	9,128	19,787
Deferred income taxes	1,728	—	1,728
Stock compensation expense	(269)	—	(269)
Pension and other post-retirement expense, net of funding	211	—	211
Other	171	481	652
Changes in working capital
Receivables	(96)	(17,236)	(17,332)
Inventories	(1,589)	20,312	18,723
Accounts payable and accrued expenses	14,683	7,559	22,242
Other(1)	(8,092)	2,080	(6,012)

Net cash from (used in) operating activities	28,533	31,146	59,679

Cash flows from (used in) investing activities
Purchase of property, plant and equipment	(2,960)	(3,606)	(6,566)
Purchase of intangible assets	(974)	(766)	(1,740)
Proceeds on sale of property, plant and equipment	134	45	179

Net cash from (used in) investing activities	(3,800)	(4,327)	(8,127)

Cash flows from (used in) financing activities
Repayment of debt	(744)	(29,797)	(30,541)
Repayment of capital lease obligations	(272)	(388)	(660)
Proceeds from sale and lease-back transactions	1,047	—	1,047
Proceeds from government grants	832	2,465	3,297

Net cash from (used in) financing activities	863	(27,720)	(26,857)

Effect of exchange rate changes on cash and cash equivalents	(460)	146	(314)

Net increase (decrease) in cash and cash equivalents	25,136	(755)	24,381
Cash and cash equivalents, beginning of period	82,910	64,818	147,728

Cash and cash equivalents, end of period	$108,046	$64,063	$172,109

(1)	Includes intercompany working capital related transactions.

FORM 10-Q

QUARTERLY REPORT - PAGE 24

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except per share data)

Note 12. Restricted Group Supplemental Disclosure (continued)

Combined Condensed Statements of Cash Flows

	Three Months Ended March 31, 2013
	Restricted Group	Unrestricted Subsidiaries	Consolidated Group
Cash flows from (used in) operating activities
Net income (loss)	$(2,367)	$2,741	$374
Adjustments to reconcile net income (loss) to cash flows from operating activities
Unrealized loss (gain) on derivative instruments	621	(6,820)	(6,199)
Depreciation and amortization	10,898	8,635	19,533
Deferred income taxes	1,309	4,155	5,464
Stock compensation expense	356	—	356
Pension and other post-retirement expense, net of funding	160	—	160
Other	545	1,017	1,562
Changes in working capital
Receivables	(11,011)	(1,802)	(12,813)
Inventories	4,050	3,537	7,587
Accounts payable and accrued expenses	13,871	121	13,992
Other(1)	(2,264)	1,231	(1,033)

Net cash from (used in) operating activities	16,168	12,815	28,983

Cash flows from (used in) investing activities
Purchase of property, plant and equipment	(3,492)	(11,553)	(15,045)
Proceeds on sale of property, plant and equipment	17	—	17

Net cash from (used in) investing activities	(3,475)	(11,553)	(15,028)

Cash flows from (used in) financing activities
Repayment of debt	(736)	(25,684)	(26,420)
Proceeds from borrowings of debt	—	13,133	13,133
Repayment of capital lease obligations	(161)	(763)	(924)
Proceeds from (repayment of) credit facilities, net	7,948	—	7,948
Proceeds from government grants	—	972	972

Net cash from (used in) financing activities	7,051	(12,342)	(5,291)

Effect of exchange rate changes on cash and cash equivalents	(1,331)	(2,657)	(3,988)

Net increase (decrease) in cash and cash equivalents	18,413	(13,737)	4,676
Cash and cash equivalents, beginning of period	48,407	89,032	137,439

Cash and cash equivalents, end of period	$66,820	$75,295	$142,115

(1)	Includes intercompany working capital related transactions.

FORM 10-Q

QUARTERLY REPORT - PAGE 25

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this document: (i) unless the context otherwise requires, references to “we”, “our”, “us”, the “Company” or “Mercer” mean Mercer International Inc. and its subsidiaries; (ii) references to “Mercer Inc.” mean the Company excluding its subsidiaries; (iii) information is provided as of March 31, 2014, unless otherwise stated; (iv) all references to “$” shall mean U.S. dollars, which is our reporting currency, unless otherwise stated; (v) “€” refers to Euros and “C$” refers to Canadian dollars; (vi) “ADMTs” refers to air-dried metric tonnes; (vii) “MW” refers to megawatts; and (viii) “MWh” refers to megawatt hours.

Effective October 1, 2013, we changed our reporting currency from Euros to the U.S. dollar. As a result of our change in reporting currency, all comparative financial information has been recast from Euros to U.S. dollars to reflect our financial statements as if they had been historically reported in U.S. dollars, consistent with the method described in significant accounting policies. See “—Critical Accounting Policies—Change in Reporting Currency” and also Note 1 of the consolidated financial statements and related notes included in our most recent Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed with the Securities and Exchange Commission, referred to as the “SEC”, for more information.

Results of Operations

General

We operate three northern bleached softwood kraft, referred to as “NBSK”, pulp mills through our wholly owned subsidiaries, Rosenthal and Celgar, and our 83.0% owned subsidiary, Stendal (we increased our equity ownership from 74.9% as at September 30, 2013). We have a consolidated annual production capacity of approximately 1.5 million ADMTs.

The following discussion and analysis of our results of operations and financial condition for the three months ended March 31, 2014 should be read in conjunction with our interim consolidated financial statements and related notes included in this quarterly report, as well as our most recent annual report on Form 10-K for the fiscal year ended December 31, 2013 filed with the SEC.

Current Market Environment

Pulp list prices increased marginally in the first quarter of 2014. At the end of the current quarter, list prices in Europe were approximately $925 per ADMT and in North America and China were approximately $1,030 and $760 per ADMT, respectively.

At the end of the first quarter of 2014, the NBSK pulp market was generally balanced with world producer inventories at about 28 days’ supply. We currently expect to see continued growth in NBSK demand in emerging markets, particularly in China, driven by increasing strong demand from tissue producers. We currently expect that NBSK pulp prices will have modest downward pressure in China in the next quarter before improving over the balance of 2014. During the course of 2014, the global supply of hardwood bleached kraft pulp is now currently being projected, because of certain delays, to increase by approximately 1.6 million ADMTs, primarily from South America. This increase in hardwood chemical production is largely targeted at the growing demand for pulp by tissue makers, particularly in China. If such additional hardwood bleached pulp supply is not absorbed by such demand growth, as a result of generally lower

FORM 10-Q

QUARTERLY REPORT - PAGE 26

prices for hardwood bleached pulp, this supply increase could put downward pressure on NBSK pulp prices. However, we believe customers’ ability to further substitute NBSK pulp for lower priced hardwood pulp is limited by the strength characteristic provided by NBSK pulp that large modern paper machines need to run lower basis weight paper products efficiently. As pulp prices are highly cyclical, there can be no assurance that prices will not decline in the future.

Summary Financial Highlights

	Three Months Ended March 31,
	2014	2013
	(in thousands, other than per share amounts)
Pulp revenues	$278,506	$237,818
Energy and chemical revenues	27,179	23,967
Operating income	39,243	12,607
Gain (loss) on derivative instruments	3,228	6,364
Income tax provision	1,850	1,145
Net income (loss)(1)	21,041	(561)
Net income (loss) per share(1)
Basic	$0.38	$(0.01)
Diluted	$0.37	$(0.01)

(1)	Attributable to common shareholders.

Selected Production, Sales and Other Data

	Three Months Ended March 31,
	2014	2013
Consolidated
Pulp production (‘000 ADMTs)	381.8	361.2
Scheduled production downtime (‘000 ADMTs)	—	—
Scheduled production downtime (days)	—	—
Pulp sales (‘000 ADMTs)	381.4	356.7
Average NBSK pulp list prices in Europe ($/ADMT)(1)	920	832
Average pulp sales realizations ($/ADMT)(2)	723	659
Energy production (‘000 MWh)	466.3	424.4
Energy sales (‘000 MWh)	201.5	173.6
Average energy sales realizations ($/MWh)	115	116
Average Spot Currency Exchange Rates
$ / €(3)	1.3705	1.3196
$ / C $(3)	0.9065	0.9916

(1)	Source: RISI pricing report.
(2)	Average realized pulp price for the periods indicated reflect customer discounts and pulp price movements between the order and shipment date.
(3)	Average Federal Reserve Bank of New York noon spot rate over the reporting period.

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

Total revenues for the three months ended March 31, 2014 increased by approximately 17% to $305.7 million from $261.8 million in the same period in 2013, due to higher pulp and energy sales volumes and higher pulp prices.

Pulp revenues for the three months ended March 31, 2014 increased by approximately 17% to $278.5 million from $237.8 million in the comparative quarter of 2013, due to higher sales volumes and price realizations.

FORM 10-Q

QUARTERLY REPORT - PAGE 27

Energy and chemical revenues increased by approximately 13% to $27.2 million in the first quarter of 2014 from $24.0 million in the same quarter last year primarily because of higher production and sales resulting from Project Blue Mill coming online at our Stendal mill at the end of 2013.

Average list prices for NBSK pulp in Europe were approximately $920 per ADMT in the current quarter, compared to approximately $832 per ADMT in the same quarter last year. In the first quarter of 2014, average pulp sales realizations increased by approximately 10% to $723 per ADMT from approximately $659 per ADMT in the same quarter last year.

Pulp production increased by approximately 6% to 381,785 ADMTs in the current quarter from 361,164 ADMTs in the same quarter of 2013. We have ten days (approximately 14,000 ADMTs) of maintenance downtime scheduled for our Celgar mill in the second quarter of 2014 in order to perform annual maintenance. Our Stendal mill will have a scheduled two-day maintenance shutdown (approximately 3,600 ADMTs) in the second quarter of 2014.

Pulp sales volumes increased by approximately 7% to 381,355 ADMTs in the current quarter from 356,660 ADMTs in the comparative quarter, primarily due to generally strong demand in all our markets.

The Port Metro Vancouver strike and railcar limitations in the current quarter resulted in the delay in shipping of about 21,000 ADMTs from our Celgar mill from the current quarter to the second quarter of 2014.

Costs and expenses in the first quarter of 2014 increased by approximately 7% to $266.4 million from $249.2 million in the comparative period of 2013, primarily due to higher sales volumes.

In the first quarter of 2014, operating depreciation and amortization marginally increased to $19.7 million from $19.5 million in the same quarter last year. Selling, general and administrative expenses were $10.4 million in the first quarter of 2014, compared to $11.7 million in the first quarter of 2013.

Transportation costs marginally decreased to $21.9 million in the first quarter of 2014 from $22.2 million in the first quarter of 2013.

On average, our overall per unit fiber costs in the current quarter increased by approximately 4% from the same period in 2013 as higher fiber costs in Germany were only partially offset by lower fiber costs in Canada. Due to a warm winter in Germany, timber harvesting increased and demand from pellet producers decreased, leading to an increase in the supply of wood chips and a better supply of logs. As a result, fiber prices in Germany are currently trending moderately downward. Fiber costs at our Celgar mill decreased as a result of strong sawmill activity in the region. For the next quarter of 2014, we currently expect fiber costs in Germany to decrease moderately and to remain largely unchanged in Canada.

For the first quarter of 2014, our operating income increased to $39.2 million from $12.6 million in the comparative quarter of 2013, primarily due to higher pulp sales realizations.

Interest expense in the first quarter of 2014 marginally increased to $17.5 million from $17.4 million in the comparative quarter of 2013.

FORM 10-Q

QUARTERLY REPORT - PAGE 28

We recorded a derivative gain of $3.2 million on the mark to market adjustment of our Stendal mill’s interest rate derivative, compared to a net derivative gain of $6.4 million in the same quarter of last year.

During the current quarter, we recorded an income tax expense of $1.9 million, compared to a net income tax expense of $1.1 million in the same quarter of 2013.

The noncontrolling shareholder’s interest in the Stendal mill’s net income in the first quarter of 2014 was $2.1 million, compared to $0.9 million in the same quarter last year.

We reported net income attributable to common shareholders of $21.0 million, or $0.38 per basic and $0.37 per diluted share, for the first quarter of 2014, which included a non-cash unrealized gain on the interest rate derivative of $3.2 million. In the first quarter of 2013, the net loss attributable to common shareholders was $0.6 million, or $0.01 per basic and diluted share, which included a total non-cash net unrealized gain of $6.2 million on the Stendal interest rate derivative and fixed price pulp swaps.

In the first quarter of 2014, Operating EBITDA increased to $59.0 million from $32.1 million in the first quarter of 2013. Operating EBITDA is defined as operating income (loss) plus depreciation and amortization and non-recurring capital asset impairment charges. Management uses Operating EBITDA as a benchmark measurement of its own operating results, and as a benchmark relative to its competitors. Management considers it to be a meaningful supplement to operating income as a performance measure primarily because depreciation expense and non-recurring capital asset impairment charges are not an actual cash cost, and depreciation expense varies widely from company to company in a manner that management considers largely independent of the underlying cost efficiency of their operating facilities. In addition, we believe Operating EBITDA is commonly used by securities analysts, investors and other interested parties to evaluate our financial performance.

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

FORM 10-Q

QUARTERLY REPORT - PAGE 29

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

The following table provides a reconciliation of net income (loss) attributable to common shareholders to operating income and Operating EBITDA for the periods indicated:

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Net income (loss) attributable to common shareholders	$21,041	$(561)
Net income attributable to noncontrolling interest	2,136	935
Income tax provision	1,850	1,145
Interest expense	17,450	17,360
(Gain) loss on derivative instruments	(3,228)	(6,364)
Other (income) expense	(6)	92

Operating income	39,243	12,607
Add: Depreciation and amortization	19,787	19,533

Operating EBITDA	$59,030	$32,140

Liquidity and Capital Resources

The following table is a summary of selected financial information as at the dates indicated:

	As at March 31,		As at December 31,
	2014		2013
	(in thousands)
Financial Position
Cash and cash equivalents	$172,109	(1)	$147,728
Working capital	310,294	(1)	306,274
Total assets	1,546,673	(1)	1,548,559
Long-term liabilities	999,707		1,034,743
Total equity	362,140	(1)	348,317

(1)	Does not include net proceeds of approximately $53.6 million from our equity issue in April, 2014.

As at March 31, 2014, our cash and cash equivalents had increased to $172.1 million from $147.7 million at the end of 2013 and working capital had increased to $310.3 million from $306.3 million at the end of 2013. On April 2, 2014, we completed our registered public offering (the “2014 Equity Offering”) of 8,050,000 shares of our common stock at a price to the public of $7.15 per share for net proceeds of approximately $53.6 million. We currently intend to use approximately $13.5 million of the net proceeds from this offering to further capitalize our Stendal mill to provide it with greater operational and financial flexibility. We intend to use the balance of the net proceeds of this offering for targeted capital expenditures, including expansion of our wood procurement and logistics operations in Germany in order to reduce the fiber costs of our German mills, and for general corporate purposes. We may use additional proceeds from this offering to further capitalize Stendal in connection with any new amendments to the Stendal Facilities (as hereinafter defined) we may seek to effect to provide Stendal with further financial flexibility or to comply with financial ratios thereunder.

As at March 31, 2014, we had approximately €28.4 million and C$38.3 million available under our Rosenthal and Celgar revolving facilities, respectively.

FORM 10-Q

QUARTERLY REPORT - PAGE 30

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

The Stendal Facilities had approximately $560.2 million in total principal outstanding at March 31, 2014. The Stendal Facilities are without recourse to the Restricted Group (comprised of Mercer Inc., the Rosenthal and Celgar mills and certain holding subsidiaries) and 80% of the principal amount thereunder is severally guaranteed by German federal and state governments.

In March 2014, our Stendal mill received a waiver to the Stendal Facilities to: postpone the testing date of its Senior Debt/EBITDA cover ratio to September 30, 2014 from June 30, 2014 and report thereon by November 15, 2014; extend the date by which a portion of the net proceeds of the 2014 Equity Offering must be contributed to Stendal to November 17, 2014; and confirm that any such contributed capital shall qualify as an “equity cure” in the event that the Stendal mill is not in compliance with prescribed financial ratio covenants.

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

Cash provided by operating activities increased to $59.7 million in the three months ended March 31, 2014 from $29.0 million in the comparative period of 2013, primarily due to higher operating income. An increase in accounts payable and accrued expenses provided cash of $22.2 million, compared to $14.0 million in the same period of 2013. A decrease in inventories provided cash of $18.7 million in the three months ended March 31, 2014, compared to providing cash of $7.6 million in the same period of 2013. An increase in receivables used cash of $17.3 million in the three months ended March 31, 2014, compared to $12.8 million in the same period of 2013.

Cash Flows from Investing Activities. Investing activities in the three months ended March 31, 2014 used cash of $8.1 million, compared to $15.0 million in the same period of 2013. In the first quarter of 2014, capital expenditures and costs associated with the implementation of the enterprise resource planning system used cash of $8.3 million, compared to $15.0 million in the same period of 2013.

FORM 10-Q

QUARTERLY REPORT - PAGE 31

Cash Flows from Financing Activities. In the three months ended March 31, 2014, financing activities used cash of $26.9 million, compared to using cash of $5.3 million in the same period of 2013. In the three months ended March 31, 2014, principal repayments under the Stendal Facilities used cash of $29.8 million, compared to $25.7 million in the same period of 2013. During the three months ended March 31, 2013, borrowing under the loan facility for Project Blue Mill provided cash of $13.1 million. Net borrowing from our revolving credit facilities provided cash of $7.9 million in the three months ended March 31, 2013. In the three months ended March 31, 2014 and 2013, proceeds of government grants provided cash of $3.3 million and $1.0 million, respectively.

Capital Commitments and Future Liquidity

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

Off-Balance Sheet Arrangements

At March 31, 2014, we did not have any off-balance sheet arrangements (as defined in Item 303(a)(4)(ii) of Regulation S-K).

Contractual Obligations and Commitments

There were no material changes outside the ordinary course to any of our material contractual obligations during the three months ended March 31, 2014.

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

In the three months ended March 31, 2014, accumulated other comprehensive income decreased by $9.1 million to $22.4 million, primarily due to the foreign currency translation adjustment.

FORM 10-Q

QUARTERLY REPORT - PAGE 32

Based upon the exchange rate at March 31, 2014, the U.S. dollar has weakened by approximately 7% in value against the Euro since March 31, 2013. See “Quantitative and Qualitative Disclosures about Market Risk”.

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

Summary Financial Highlights for the Restricted Group

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Pulp revenues	$140,797	$132,350
Energy and chemical revenues	8,881	9,361
Operating income	21,285	5,149
Gain (loss) on derivative instruments	—	(456)
Income tax provision	1,752	1,342
Net income (loss)	11,127	(2,367)

Selected Production, Sales and Other Data for the Restricted Group

	Three Months Ended March 31,
	2014	2013
Restricted Group
Pulp production (‘000 ADMTs)	210.8	205.6
Scheduled production downtime (‘000 ADMTs)	—	—
Scheduled production downtime (days)	—	—
Pulp sales (‘000 ADMTs)	193.0	199.3
Average NBSK pulp list prices in Europe ($/ADMT)(1)	920	832
Average pulp sales realizations ($/ADMT)(2)	729	664
Energy production (‘000 MWh)	226.0	230.4
Energy sales (‘000 MWh)	74.8	79.9
Average energy sales realizations ($/MWh)	119	117
Average Spot Currency Exchange Rates
$ / €(3)	1.3705	1.3196
$ / C $(3)	0.9065	0.9916

(1)	Source: RISI pricing report.
(2)	Average realized pulp price for the periods indicated reflect customer discounts and pulp price movements between the order and shipment date.
(3)	Average Federal Reserve Bank of New York noon spot rate over the reporting period.

FORM 10-Q

QUARTERLY REPORT - PAGE 33

Restricted Group Results — Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

Total revenues for the Restricted Group increased by approximately 6% to $149.7 million in the first quarter of 2014, compared to $141.7 million in the first quarter of 2013, primarily due to higher pulp sales realizations.

Pulp revenues for the Restricted Group for the three months ended March 31, 2014 increased to $140.8 million from $132.4 million in the comparative period of 2013, primarily due to a higher realized price, partially offset by lower sales volumes.

Energy and chemical revenues decreased by approximately 5% in the current quarter to $8.9 million from $9.4 million in the same period last year, primarily as a result of lower energy production.

Average list prices for NBSK pulp in Europe were approximately $920 per ADMT in the current quarter, compared to $832 per ADMT in the same quarter last year. In the first quarter of 2014, average pulp sales realizations for the Restricted Group increased by approximately 10% to $729 per ADMT from $664 per ADMT in the same period last year, primarily due to higher pulp prices.

Pulp production for the Restricted Group increased by approximately 3% to 210,816 ADMTs in the first quarter of 2014 from 205,550 ADMTs in the same period of 2013. We have ten days (approximately 14,000 ADMTs) of maintenance downtime scheduled for our Celgar mill in the second quarter of 2014 in order to perform annual maintenance.

Pulp sales volumes of the Restricted Group decreased by approximately 3% to 193,014 ADMTs in the first quarter of 2014 from 199,325 ADMTs in the comparative period of 2013. The Port Metro Vancouver strike and railcar limitations in the current quarter resulted in the delay in shipping of about 21,000 ADMTs from our Celgar mill from the current quarter to the second quarter of 2014.

Costs and expenses for the Restricted Group in the first quarter of 2014 decreased by approximately 6% to $128.4 million from $136.6 million in the comparative period of 2013, primarily due to the impact of a weaker Canadian dollar on our Canadian dollar denominated Celgar mill expenses.

In the first quarter of 2014, operating depreciation and amortization for the Restricted Group was $10.6 million, compared to $10.8 million in the same quarter last year. Selling, general and administrative expenses for the Restricted Group were $6.5 million, compared to $7.5 million in the same period of 2013.

Transportation costs for the Restricted Group decreased to $13.7 million in the first quarter of 2014 from $15.3 million in the same quarter last year.

Overall, per unit fiber costs of the Restricted Group in the first quarter of 2014 were flat, compared to the same period in 2013. During the first quarter of 2014, fiber costs at our Rosenthal mill were higher than the comparative period in 2013. Fiber costs at our Celgar mill decreased as a result of strong sawmill activity in the region. For the next quarter, we currently expect fiber costs at our Rosenthal mill to decrease slightly, whereas we expect fiber costs at our Celgar mill to remain largely unchanged.

FORM 10-Q

QUARTERLY REPORT - PAGE 34

In the first quarter of 2014, the Restricted Group reported operating income of $21.3 million, compared to $5.1 million in the first quarter of 2013.

Interest expense for the Restricted Group increased to $8.5 million in the first quarter of 2014 from $7.7 million in the same quarter of last year.

In the first quarter of 2013, the Restricted Group also recorded a net loss on derivative instruments of approximately $0.5 million related to two fixed price pulp swap contracts entered into in the fourth quarter of 2012. Such contracts matured in 2013.

During the first quarter of 2014, the Restricted Group recorded $1.8 million of income tax expense, compared to income tax expense of $1.3 million in the same period last year.

Net income reported by the Restricted Group for the first quarter of 2014 was $11.1 million, compared to a net loss of $2.4 million in the same period last year, primarily due to higher pulp price realizations.

In the first quarter of 2014, the Restricted Group’s Operating EBITDA increased to $31.9 million from $16.0 million in the same quarter of 2013. Operating EBITDA is defined as operating income (loss) plus depreciation and amortization and non-recurring capital asset impairment charges. Operating EBITDA has significant limitations as an analytical tool, and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. See the discussion of our consolidated results for the three months ended March 31, 2014 for additional information relating to such limitations of Operating EBITDA.

The following table provides a reconciliation of net income (loss) to operating income and Operating EBITDA for the Restricted Group for the periods indicated:

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Restricted Group(1)
Net income (loss)	$11,127	$(2,367)
Income tax provision	1,752	1,342
Interest expense	8,518	7,745
(Gain) loss on derivative instruments	—	456
Other (income) expense	(112)	(2,027)

Operating income	21,285	5,149
Add: Depreciation and amortization	10,659	10,898

Operating EBITDA	$31,944	$16,047

(1)	See Note 12 of the interim consolidated financial statements included elsewhere herein for a reconciliation to our consolidated results.

FORM 10-Q

QUARTERLY REPORT - PAGE 35

Liquidity and Capital Resources of the Restricted Group

The following table is a summary of selected financial information for the Restricted Group as at the dates indicated:

	As at March 31,		As at December 31,
	2014		2013
	(in thousands)
Restricted Group Financial Position(1)
Cash and cash equivalents	$108,046	(2)	$82,910
Working capital	229,271	(2)	211,749
Total assets	873,581	(2)	858,824
Long-term liabilities	395,777		394,821
Total equity	413,725	(2)	412,033

(1)	See Note 12 of the interim consolidated financial statements included elsewhere herein for a reconciliation to our consolidated results.
(2)	Does not include net proceeds of approximately $53.6 million from our equity issue in April, 2014.

At March 31, 2014, cash and cash equivalents for the Restricted Group increased to $108.0 million from $82.9 million at the end of 2013. On April 2, 2014, we completed the 2014 Equity Offering for net proceeds of approximately $53.6 million. We currently intend to use approximately $13.5 million of the net proceeds from this offering to further capitalize our Stendal mill to provide it with greater operational and financial flexibility. We intend to use the balance of the net proceeds of this offering for targeted capital expenditures, including expansion of our wood procurement and logistics operations in Germany in order to reduce the fiber costs of our German mills, and for general corporate purposes. We may use additional proceeds from this offering to further capitalize Stendal in connection with any new amendments to the Stendal Facilities we may seek to effect to provide Stendal with further financial flexibility or to comply with financial ratios thereunder.

As at March 31, 2014, we had approximately €28.4 million and C$38.3 million available under our Rosenthal and Celgar revolving credit facilities, respectively.

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

FORM 10-Q

QUARTERLY REPORT - PAGE 36

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

Generally, forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “seeks”, “estimates”, or words of similar meaning, or future or conditional verbs, such as “will”, “should”, “could”, or “may”, although not all forward-looking statements contain these identifying words. Forward-looking statements are based on expectations, forecasts and assumptions by our management and involve a number of risks, uncertainties and other factors, many of which are beyond our control, that could cause actual conditions, events or results to differ significantly from those described in the forward-looking statements. These factors include, but are not limited to, the following:

•	the highly cyclical nature of our business;

•	our level of indebtedness could negatively impact our financial condition, results of operations and liquidity;

•	a weakening of the global economy could adversely affect our business and financial results and have a material adverse effect on our liquidity and capital resources;

•	cyclical fluctuations in the price and supply of our raw materials could adversely affect our business;

•	we operate in highly competitive markets;

•	we are exposed to currency exchange rate and interest rate fluctuations;

•	we use derivatives to manage certain risks which has caused significant fluctuations in our operating results;

•	we are subject to extensive environmental regulation and we could have environmental liabilities at our facilities;

•	our business is subject to risks associated with climate change and social government responses thereto;

FORM 10-Q

QUARTERLY REPORT - PAGE 37

•	our new enterprise resource planning system may cost more than expected, be delayed, fail to perform as planned and interrupt operational transactions during and following the implementation, which could adversely affect our operations and results of operations;

•	our operations require substantial capital and we may be unable to maintain adequate capital resources to provide for such requirements;

•	future acquisitions may result in additional risks and uncertainties in our business;

•	changes in credit ratings issued by nationally recognized statistical rating organizations could adversely affect our cost of financing and have an adverse effect on the market price of our securities;

•	the actual benefits of the Celgar workforce reduction may differ from those currently expected;

•	we are subject to risks related to our employees;

•	we rely on German federal and state government grants and guarantees and participate in German and European statutory energy programs;

•	we are dependent on key personnel;

•	we may experience material disruptions to our production (including as a result of, among other things, planned and unplanned maintenance shutdowns);

•	if our long-lived assets become impaired, we may be required to record non-cash impairment that could have a material impact on our results of operations;

•	we may incur losses as a result of unforeseen or catastrophic events, including the emergence of a pandemic, terrorist attacks or natural disasters;

•	our insurance coverage may not be adequate;

•	we rely on third parties for transportation services;

•	the price of our common stock may be volatile; and

•	a small number of our stockholders could significantly influence our business.

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

QUARTERLY REPORT - PAGE 38

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

Demand for pulp has historically been determined primarily by general global macro-economic conditions and has been closely tied to overall business activity. From 2006 to mid-2008, pulp prices steadily improved. However, the global economic crisis in the latter half of 2008 resulted in a sharp decline of pulp prices from a high of $900 per ADMT to $635 per ADMT at the end of 2008. Pulp prices began to increase in the second half of 2009 and continued to increase to record levels through June of 2010, before declining slightly in the fourth quarter of 2010. Pulp prices again rebounded to record levels in the first half of 2011 but declined sharply in the latter part of the year, primarily due to economic uncertainty in Europe and credit tightening in China. Economic uncertainty in Europe and China, respectively, impacted both demand and prices. In 2012, list prices were on average approximately 15% lower than 2011. In 2013, list prices were approximately 6% higher than 2012. During the three months ended March 31, 2014, pulp prices marginally increased in Europe, North America and China. As at March 31, 2014, list prices for NBSK pulp were approximately $925 per ADMT in Europe, $1,030 per ADMT in North America and $760 per ADMT in China.

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

FORM 10-Q

QUARTERLY REPORT - PAGE 39

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

We are exposed to market risks from changes in interest rates and foreign currency exchange rates, particularly the exchange rates between the U.S. dollar versus each of the Euro and the Canadian dollar. Changes in these rates may affect our results of operations and financial condition and, consequently, our fair value. We seek to manage these risks through internal risk management policies as well as the use of derivatives. We use derivatives to reduce or limit our exposure to interest rate and currency risks. We also use derivatives to reduce or limit our exposure to fluctuations in pulp prices. We use derivatives to reduce our potential losses or to augment our potential gains, depending on our management’s perception of future economic events and developments. These types of derivatives are generally highly speculative in nature. They are also very volatile as they are highly leveraged given that margin requirements are relatively low in proportion to notional amounts.

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

During the three months ended March 31, 2014, we recorded an unrealized gain of approximately $3.2 million on our outstanding interest rate derivative, compared to an unrealized gain of $6.8 million in the same period of 2013.

In November 2012, we entered into two fixed price pulp swap contracts with a bank. Under the terms of these contracts, 3,000 metric tonnes of pulp per month were fixed at prices with a range from $880 to $890 per metric tonne. We recorded a net loss of approximately $0.5 million related to these swap contracts in the three months ended March 31, 2013. These contracts matured in December 2013.

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

As of March 31, 2014, there have been no material changes to the factors disclosed in Item 1A. Risk Factors in our latest annual report on Form 10-K for the fiscal year ended December 31, 2013.

ITEM 2.	UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

None.

FORM 10-Q

QUARTERLY REPORT - PAGE 43

ITEM 6.	EXHIBITS

Exhibit No.	Description

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1*	Section 906 Certification of Chief Executive Officer

32.2*	Section 906 Certification of Chief Financial Officer

101	The following financial statements from the Company’s Form 10-Q for the fiscal quarter ended March 31, 2014, formatted in XBRL: (i) Interim Consolidated Balance Sheets; (ii) Interim Consolidated Statements of Operations; (iii) Interim Consolidated Statements of Retained Earnings; (iv) Interim Consolidated Statements of Comprehensive Income; (v) Interim Consolidated Statements of Cash Flows; and (vi) Notes to Interim Consolidated Financial Statements.

*	In accordance with Release 33-8212 of the Commission, these Certifications: (i) are “furnished” to the Commission and are not “filed” for the purposes of liability under the Securities Exchange Act of 1934, as amended; and (ii) are not to be subject to automatic incorporation by reference into any of the Company’s registration statements filed under the Securities Act of 1933, as amended, for the purposes of liability thereunder or any offering memorandum, unless the Company specifically incorporates them by reference therein.

FORM 10-Q

QUARTERLY REPORT - PAGE 44

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERCER INTERNATIONAL INC.

By:	/s/ David M. Gandossi
David M. Gandossi
Secretary and Chief Financial Officer

Date: May 2, 2014

FORM 10-Q

QUARTERLY REPORT - PAGE 45