Form 10-Q
period 2014-06-30
MERCER INTERNATIONAL INC.
filed 2014-08-01
CIK 1333274

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
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

The Registrant had 64,273,288 shares of common stock outstanding as at July 31, 2014.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

MERCER INTERNATIONAL INC.

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2014

(Unaudited)

FORM 10-Q

QUARTERLY REPORT - PAGE 2

MERCER INTERNATIONAL INC.

INTERIM CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands of U.S. dollars)

	June 30,	December 31,
	2014	2013
ASSETS
Current assets
Cash and cash equivalents	$241,023	$147,728
Receivables	134,749	135,893
Inventories (Note 2)	165,072	170,908
Prepaid expenses and other	10,100	10,918
Deferred income tax	7,016	6,326

Total current assets	557,960	471,773

Long-term assets
Property, plant and equipment	1,006,906	1,038,631
Deferred note issuance costs and other	20,600	20,998
Deferred income tax	23,362	17,157

	1,050,868	1,076,786

Total assets	$1,608,828	$1,548,559

LIABILITIES
Current liabilities
Accounts payable and other	$115,643	$103,814
Pension and other post-retirement benefit obligations (Note 4)	1,325	1,330
Debt (Note 3)	62,182	60,355

Total current liabilities	179,150	165,499

Long-term liabilities
Debt (Note 3)	882,443	919,017
Interest rate derivative liability (Note 10)	40,447	46,517
Pension and other post-retirement benefit obligations (Note 4)	35,370	35,466
Capital leases and other	19,576	19,293
Deferred income tax	26,229	14,450

	1,004,065	1,034,743

Total liabilities	1,183,215	1,200,242

EQUITY
Shareholders’ equity
Share capital (Note 5)	386,081	328,549
Paid-in capital	(15,356)	(11,756)
Retained earnings	32,427	10,815
Accumulated other comprehensive income (Note 9)	28,892	31,470

Total shareholders’ equity	432,044	359,078

Noncontrolling interest (deficit)	(6,431)	(10,761)

Total equity	425,613	348,317

Total liabilities and equity	$1,608,828	$1,548,559

Commitments and contingencies (Note 12)
Subsequent events (Note 12(a), 12(b), 13)

The accompanying notes are an integral part of these consolidated financial statements.

FORM 10-Q

QUARTERLY REPORT - PAGE 3

MERCER INTERNATIONAL INC.

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands of U.S. dollars, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenues
Pulp	$259,482	$253,166	$537,988	$490,984
Energy and chemicals	25,710	21,534	52,889	45,501

	285,192	274,700	590,877	536,485
Costs and expenses
Operating costs	230,465	244,363	466,769	462,347
Operating depreciation and amortization	19,768	19,267	39,470	38,717

	34,959	11,070	84,638	35,421
Selling, general and administrative expenses	12,938	12,239	23,374	23,983

Operating income (loss)	22,021	(1,169)	61,264	11,438

Other income (expense)
Interest expense	(17,165)	(17,170)	(34,615)	(34,530)
Gain (loss) on derivative instruments (Note 10)	2,549	6,921	5,777	13,285
Other income (expense)	(82)	8	(76)	(84)

Total other income (expense)	(14,698)	(10,241)	(28,914)	(21,329)

Income (loss) before income taxes	7,323	(11,410)	32,350	(9,891)
Income tax benefit (provision)
Current	(1,405)	(275)	(1,527)	4,044
Deferred	(3,153)	(540)	(4,881)	(6,004)

Net income (loss)	2,765	(12,225)	25,942	(11,851)
Less: net income attributable to noncontrolling interest	(2,194)	(790)	(4,330)	(1,725)

Net income (loss) attributable to common shareholders	$571	$(13,015)	$21,612	$(13,576)

Net income (loss) per share attributable to common shareholders (Note 7)
Basic and diluted	$0.01	$(0.23)	$0.36	$(0.24)

The accompanying notes are an integral part of these consolidated financial statements.

FORM 10-Q

QUARTERLY REPORT - PAGE 4

MERCER INTERNATIONAL INC.

INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands of U.S. dollars)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net income (loss)	$2,765	$(12,225)	$25,942	$(11,851)

Other comprehensive income (loss), net of taxes
Foreign currency translation adjustment (net of tax effect of $45, ($378), $48, $380)	6,153	(5,280)	(2,979)	(19,449)
Change in unrecognized losses and prior service costs related to defined benefit plans (net of tax effect of $nil in all periods)	390	979	390	856
Change in unrealized gains (losses) on marketable securities (net of tax effect of $nil in all periods)	(36)	(35)	11	(22)

Other comprehensive income (loss), net of taxes	6,507	(4,336)	(2,578)	(18,615)

Total comprehensive income (loss)	9,272	(16,561)	23,364	(30,466)
Comprehensive income attributable to noncontrolling interest	(2,194)	(790)	(4,330)	(1,725)

Comprehensive income (loss) attributable to common shareholders	$7,078	$(17,351)	$19,034	$(32,191)

INTERIM CONSOLIDATED STATEMENTS OF RETAINED EARNINGS

(Unaudited)

(In thousands of U.S. dollars)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net income (loss) attributable to common shareholders	$571	$(13,015)	$21,612	$(13,576)
Retained earnings, beginning of period	31,856	36,629	10,815	37,190

Retained earnings, end of period	$32,427	$23,614	$32,427	$23,614

The accompanying notes are an integral part of these consolidated financial statements.

FORM 10-Q

QUARTERLY REPORT - PAGE 5

MERCER INTERNATIONAL INC.

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands of U.S. dollars)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Cash flows from (used in) operating activities
Net income (loss)	$2,765	$(12,225)	$25,942	$(11,851)
Adjustments to reconcile net income (loss) to cash flows from operating activities
Unrealized loss (gain) on derivative instruments	(2,549)	(7,431)	(5,777)	(13,630)
Depreciation and amortization	19,851	19,354	39,638	38,887
Deferred income taxes	3,153	540	4,881	6,004
Stock compensation expense	600	396	331	752
Pension and other post-retirement expense, net of funding	214	277	425	437
Other	852	1,266	1,504	2,828
Changes in working capital
Receivables	14,517	28,635	(2,815)	15,822
Inventories	(13,390)	2,781	5,333	10,368
Accounts payable and accrued expenses	(8,062)	(2,134)	14,180	11,858
Other	3,338	(7,492)	(2,674)	(8,525)

Net cash from (used in) operating activities	21,289	23,967	80,968	52,950

Cash flows from (used in) investing activities
Purchase of property, plant and equipment	(6,151)	(14,349)	(12,717)	(29,394)
Purchase of intangible assets	(715)	-	(2,455)	-
Proceeds on sale of property, plant and equipment	94	3	273	20

Net cash from (used in) investing activities	(6,772)	(14,346)	(14,899)	(29,374)

Cash flows from (used in) financing activities
Repayment of debt	-	-	(30,541)	(26,420)
Proceeds from borrowings of debt	-	9,090	-	22,223
Proceeds from issuance of shares	53,942	-	53,942	-
Repayment of capital lease obligations	(532)	(522)	(1,192)	(1,446)
Proceeds from sale and lease-back transactions	-	-	1,047	-
Proceeds from (repayment of) credit facilities, net	-	9,112	-	17,060
Proceeds from government grants	761	4,441	4,058	5,413

Net cash from (used in) financing activities	54,171	22,121	27,314	16,830

Effect of exchange rate changes on cash and cash equivalents	226	1,040	(88)	(2,948)

Net increase (decrease) in cash and cash equivalents	68,914	32,782	93,295	37,458
Cash and cash equivalents, beginning of period	172,109	142,115	147,728	137,439

Cash and cash equivalents, end of period	$241,023	$174,897	$241,023	$174,897

The accompanying notes are an integral part of these consolidated financial statements.

FORM 10-Q

QUARTERLY REPORT - PAGE 6

MERCER INTERNATIONAL INC.

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Unaudited)

(In thousands of U.S. dollars)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Supplemental disclosure of cash flow information
Cash paid during the period for
Interest	$29,653	$28,504	$32,889	$32,135
Income taxes	$1,020	$1,129	$1,818	$2,007

Supplemental schedule of non-cash investing and financing activities
Acquisition of production and other equipment under capital lease obligations	$-	$321	$618	$545
Increase (decrease) in accounts payable and accrued purchases for property, plant and equipment	$1,904	$620	$(2,294)	$(3,208)
Increase (decrease) in receivables of government grants for long-term assets	$(148)	$-	$(2,962)	$-

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

In May 2014 the FASB issued ASU 2014-09, “Revenue Recognition - Revenue from Contracts with Customers” (ASU 2014-09) that requires companies to recognize revenue when a customer obtains control rather than when companies have transferred substantially all risks and rewards of a good or service. This update is effective for annual reporting periods beginning on or after December 15, 2016 and interim periods therein and requires expanded disclosures. The Company is currently assessing the impact the adoption of ASU 2014-09 will have on its consolidated financial statements.

Note 2. Inventories

	June 30,	December 31,
	2014	2013
Raw materials	$62,151	$66,356
Finished goods	52,185	54,982
Spare parts and other	50,736	49,570

	$165,072	$170,908

Note 3. Debt

Debt consists of the following:

	June 30,	December 31,
	2014	2013
Note payable to bank, included in a total loan credit facility of €828.0 million to finance the construction related to the Stendal mill (a)	$537,890	$568,945
Senior notes, interest at 9.50% accrued and payable semi-annually, unsecured (b)	336,124	336,382
Credit agreement with a lender with respect to a revolving credit facility of C$40.0 million (c)	-	-
Term bank facility for a project at the Stendal mill of €17.0 million (d)	18,812	21,179
Loans payable to the noncontrolling shareholder of the Stendal mill (e)	51,799	52,117
Investment loan agreement with a lender with respect to a project at the Rosenthal mill of €4.4 million (f)	-	749
Credit agreement with a bank with respect to a revolving credit facility of €25.0 million (g)	-	-
Credit agreement with a bank with respect to a revolving credit facility of €5.0 million (h)	-	-

	944,625	979,372
Less: current portion	(62,182)	(60,355)

Debt, less current portion	$882,443	$919,017

FORM 10-Q

QUARTERLY REPORT - PAGE 9

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except per share data)

Note 3. Debt (continued)

As of June 30, 2014, the maturities of debt are as follows:

Matures	Amount
2014	$29,610
2015	65,143
2016	65,143
2017	784,729
2018	-
Thereafter	-

$944,625

Certain of the Company’s debt instruments were issued under an indenture which, among other things, restricts its ability and the ability of its restricted subsidiaries to make certain payments. These limitations are subject to specific exceptions. As at June 30, 2014, the Company was in compliance with the terms of the indenture.

(a)

Note payable to bank, included in a total loan facility of €828.0 million to finance the construction related to the Stendal mill (“Stendal Loan Facility”), interest at rates varying from Euribor plus 0.90% to Euribor plus 1.80% (rates on amounts of borrowing at June 30, 2014 range from 1.47% to 2.22%), principal due in required installments beginning September 30, 2006 until September 30, 2017, collateralized by the gross assets of the Stendal mill, with 48% and 32% guaranteed by the Federal Republic of Germany and the State of Saxony-Anhalt, respectively, of up to €332.9 million of the outstanding principal, subject to a debt service reserve account (“DSRA”) for purposes of paying amounts due in the following 12 months under the terms of the Stendal Loan Facility; payment of dividends is only permitted if certain cash flow requirements are met. See Note 10 – Derivative Transactions for a discussion of the Company’s variable-to-fixed interest rate swap that was put in place to effectively fix the interest rate on the Stendal Loan Facility.

On March 13, 2009, the Company finalized an agreement with its lenders to amend its Stendal Loan Facility. The amendment deferred approximately €164.0 million of scheduled principal payments until the maturity date, September 30, 2017. The amendment also provided for a 100% cash sweep, referred to as the “Cash Sweep”, of any cash, in excess of a €15.0 million working capital reserve and the Guarantee Amount, as discussed in Note 12(a) – Commitments and Contingencies, and other amounts as contemplated in the amendment, held by Stendal which will be used first to fund the DSRA to a level sufficient to service the amounts due and payable under the Stendal Loan Facility during the then following 12 months, which means the DSRA is “Fully Funded”, and second to prepay the deferred principal amounts. As at June 30, 2014, the DSRA balance was €16.0 million and was not Fully Funded.

On March 14, 2014, the Stendal mill received a waiver under the Stendal Loan Facility and Project Blue Mill facility (Note 3(d)) which: postpones the testing date of its senior debt cover ratio to September 30, 2014 from June 30, 2014 and delivery of its report thereon by November 15, 2014; extends the date by which a portion of the net proceeds of the common share offering, as discussed in Note 5 – Share Capital, are contributed to the Stendal mill, to November 17, 2014; and confirms that any such contributed capital shall qualify as an “equity cure” in the event that the Stendal mill is not in compliance with its financial ratio covenants.

In July 2014, the Stendal mill received an amendment to the Stendal Loan Facility and Project Blue Mill facility, as discussed in Note 13 – Subsequent Event.

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

In July 2013, the Company issued $50,000 in aggregate principal amount of its Senior Notes. The additional notes were priced at 104.50% plus accrued interest from June 1, 2013. The net proceeds from the offering were approximately $50,500, after deducting the underwriter’s discounts, offering expenses and accrued interest.

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

(c)

Credit agreement with respect to a revolving credit facility of up to C$40.0 million for the Celgar mill. The credit facility matures May 2016. Borrowings under the credit facility are collateralized by the mill’s inventory and receivables and are restricted by a borrowing base calculated on the mill’s inventory and receivables. Canadian dollar denominated amounts bear interest at bankers acceptance plus 1.75% or Canadian prime plus 0.25%. U.S. dollar denominated amounts bear interest at LIBOR plus 1.75% or U.S. base plus 0.25%. As at June 30, 2014, C$1.7 million of this facility was supporting letters of credit and approximately C$38.3 million was available.

(d)

A €17.0 million amortizing term facility to partially finance a project, referred to as “Project Blue Mill”. The facility, 80% of which is guaranteed by the State of Saxony-Anhalt, bears interest at a rate of Euribor plus 3.5% per annum. The interest period for the facility, at the choice of the Company, will be of one, three or six months duration and interest is paid on the last day of the interest period selected. The facility, together with accrued interest, is scheduled to mature in September 2017. The facility will be repaid semi-annually, commencing September 30, 2013, is collateralized by the gross assets of the Stendal mill, and will be non-recourse to Mercer Inc. As at June 30, 2014, the facility was accruing interest at a rate of 3.92%.

As part of this term facility, the Company was required to open an investment account with the lender for the purpose of managing project costs and is required to deposit all funding associated with Project Blue Mill in this account. As at June 30, 2014, the balance in the investment account was $3,736.

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

As at June 30, 2014 and December 31, 2013, accrued interest on these loans was €11.1 million.

FORM 10-Q

QUARTERLY REPORT - PAGE 11

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except per share data)

Note 3. Debt (continued)

(f)	A €4.4 million investment loan agreement with a lender relating to the wash press project at the Rosenthal mill that matured in February 2014.

(g)

A €25.0 million working capital facility at the Rosenthal mill that matures in October 2016. Borrowings under the facility are collateralized by the mill’s inventory and receivables and bear interest at Euribor plus 3.50%. As at June 30, 2014, approximately €0.4 million of this facility was supporting bank guarantees leaving approximately €24.6 million available.

(h)

A €5.0 million facility at the Rosenthal mill that matures in December 2015. Borrowings under this facility bear interest at the rate of the three-month Euribor plus 3.50% and are secured by certain land at the Rosenthal mill. As at June 30, 2014 approximately €1.2 million of this facility was supporting bank guarantees leaving approximately €3.8 million available.

Note 4. Pension and Other Post-Retirement Benefit Obligations

Included in pension and other post-retirement benefit obligations are amounts related to the Company’s Celgar and Rosenthal mills. The largest component of this obligation is with respect to the Celgar mill which maintains a defined benefit pension plan and post-retirement benefit plans for certain employees (“Celgar Plans”).

Pension benefits are based on employees’ earnings and years of service. The Celgar Plans are funded by contributions from the Company based on actuarial estimates and statutory requirements. Pension contributions during the three and six month periods ended June 30, 2014 totaled $617 and $1,226, respectively (2013 - $529 and $1,185).

Effective December 31, 2008, the defined benefit plan was closed to new members. In addition, the defined benefit service accrual ceased on December 31, 2008, and members began to receive pension benefits, at a fixed contractual rate, under a new defined contribution plan effective January 1, 2009. During the three and six month periods ended June 30, 2014, the Company made contributions of $184 and $399 respectively (2013 – $152 and $382) to this plan.

	Three Months Ended June 30,
	2014		2013

	Pension Benefits	Post- Retirement Benefits	Pension Benefits	Post- Retirement Benefits
Service cost	$31	$184	$36	$189
Interest cost	465	315	461	278
Expected return on plan assets	(563)	-	(537)	-
Recognized net loss (income)	199	(3)	362	29

Net periodic benefit cost	$132	$496	$322	$496

	Six Months Ended June 30,
	2014		2013

	Pension Benefits	Post- Retirement Benefits	Pension Benefits	Post- Retirement Benefits
Service cost	$61	$365	$70	$382
Interest cost	924	626	930	561
Expected return on plan assets	(1,120)	-	(1,081)	-
Recognized net loss (income)	396	(6)	729	59

Net periodic benefit cost	$261	$985	$648	$1,002

FORM 10-Q

QUARTERLY REPORT - PAGE 12

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except per share data)

Note 4. Pension and Other Post-Retirement Benefit Obligations (continued)

Multiemployer Plan

The Company participates in a multiemployer plan for the hourly-paid employees at the Celgar mill. The contributions to the plan are determined based on a percentage of pensionable earnings pursuant to a collective bargaining agreement. The Company has no current or future contribution obligations in excess of the contractual contributions. The contributions during the three and six month periods ended June 30, 2014 totaled $514 and $1,021, respectively (2013 – $497 and $1,000).

Note 5. Share Capital

Common shares

The Company has authorized 200,000,000 common shares with a par value of $1 per share.

As at June 30, 2014, the Company had 64,273,288 common shares issued and outstanding. As at December 31, 2013, the Company had 55,853,704 common shares issued and outstanding. During the six months ended June 30, 2014, the Company issued 38,000 restricted shares to directors of the Company and 331,584 shares were issued to employees of the Company as part of the share based performance plan.

On April 2, 2014, the Company issued an aggregate of 8,050,000 common shares by way of public offering at a price of $7.15 per share for net proceeds of approximately $53,600 after deducting the underwriters’ discounts and offering expenses. The Company intends to use approximately $20,000 of the net proceeds to further capitalize the Stendal mill. The Company intends to use the balance of the net proceeds for capital expenditures, including expansion of our wood procurement and logistics operations in Germany, and for general corporate purposes.

Note 6. Stock-Based Compensation

In June 2010, the Company adopted a stock incentive plan (the “2010 Plan”) which provides for options, restricted stock rights, restricted shares, performance shares, performance share units (“PSUs”) and stock appreciation rights to be awarded to employees, consultants and non-employee directors. During the three and six months ended June 30, 2014, there were no changes to the issued and outstanding options, restricted stock rights, performance shares or stock appreciation rights. During the three months ended June 30, 2014, the Board of Directors of the Company approved an additional 2.0 million common shares be available for grant pursuant to the 2010 Plan. As at June 30, 2014, after factoring in all allocated shares, there remain approximately 2.5 million common shares available for grant.

PSUs

PSUs comprise rights to receive common shares at a future date that are contingent on the Company and the grantee achieving certain performance objectives. The performance objective periods are generally three years or less.

The fair value of PSUs is recorded as compensation expense over the requisite service period. For PSUs which have the same grant and service inception date, the fair value is based upon the targeted number of shares to be awarded and the quoted market price of the Company’s shares at that date. For PSUs where the service inception date precedes the grant date, the fair value is based upon the targeted number of shares awarded and the quoted price of the Company’s shares at each reporting date up to the grant date. The target number of shares is determined using management’s best estimate. The final determination of the number of shares to be granted is made by the Company’s Board of Directors. For the three and six month periods ended June 30, 2014, the Company recognized an expense of $473 and $54, respectively related to PSUs (2013 – expense of $240, and $401).

FORM 10-Q

QUARTERLY REPORT - PAGE 13

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except per share data)

Note 6. Stock-Based Compensation (continued)

The following table summarizes PSU activity during the period:

Number of PSUs
Outstanding at January 1, 2013	786,129
Granted	40,499
Forfeited	(35,196)

Outstanding at December 31, 2013	791,432
Granted	657,554
Vested and issued	(331,584)
Expired	(139,240)

Outstanding at June 30, 2014	978,162

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

Expense recognized for the three and six month periods ended June 30, 2014 was $127 and $277, respectively (2013 – $156 and $351). As at June 30, 2014, the total remaining unrecognized compensation cost related to restricted stock amounted to approximately $570 (2013 – $841), which will be amortized over the remaining vesting periods.

The following table summarizes restricted share activity during the period:

Number of
Restricted Shares
Outstanding at January 1, 2013	196,500
Granted	38,000
Vested	(76,500)

Outstanding at December 31, 2013	158,000
Granted	38,000
Vested	(78,000)

Outstanding at June 30, 2014	118,000

FORM 10-Q

QUARTERLY REPORT - PAGE 14

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except per share data)

Note 7. Net Income (Loss) Per Share Attributable to Common Shareholders

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net income (loss) attributable to common shareholders:
Basic and diluted	$571	$(13,015)	$21,612	$(13,576)

Net income (loss) per share attributable to common shareholders:
Basic and diluted	$0.01	$(0.23)	$0.36	$(0.24)

Weighted average number of common shares outstanding:
Basic (1)	63,915,377	55,670,034	59,835,098	55,651,610
Effect of dilutive instruments:
PSUs	353,791	-	448,947	-
Restricted shares	64,588	-	67,391	-
Stock options	8,975	-	10,433	-

Diluted	64,342,731	55,670,034	60,361,869	55,651,610

(1) For the three and six month periods ended June 30, 2014, the basic weighted average number of shares excludes 118,000 restricted shares which have been issued, but have not vested as at June 30, 2014 (2013 – 158,000 restricted shares).

The calculation of diluted net income (loss) per share attributable to common shareholders does not assume the exercise of any instruments that would have an anti-dilutive effect on net income (loss) per share. The following table summarizes the instruments excluded from the calculation of net income (loss) per share attributable to common shareholders because they were anti-dilutive.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
PSUs	-	786,129	-	786,129
Restricted shares	-	158,000	-	158,000
Stock options	-	175,000	-	175,000

Note 8. Restructuring Expenses

In July 2013, the Company announced a workforce reduction at the Celgar mill. In connection with implementing this workforce reduction, during the year ended December 31, 2013, the Company recorded restructuring expenses of $5,029 for severance and other personnel expenses, such as termination benefits. During the six month period ended June 30, 2014, the Company incurred approximately $51 of additional expenses and does not intend to incur any significant additional expenses related to this restructuring. As at June 30, 2014, the Company had a liability for these restructuring expenses of $862 in accounts payable and other.

In November 2013, the Company restructured the management team at the Stendal mill. In connection with this restructuring, during the year ended December 31, 2013, the Company recorded expenses of $1,386 for severance and other personnel expenses, such as termination benefits. As at June 30, 2014, the Company had a liability for these restructuring expenses of $342 in accounts payable and other.

FORM 10-Q

QUARTERLY REPORT - PAGE 15

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except per share data)

Note 9. Accumulated Other Comprehensive Income

Changes in amounts included in our accumulated other comprehensive income by component are as follows:

	Foreign	Defined Benefit	Unrealized
	Currency	Pension and	Gains on
	Translation	Post-Retirement	Marketable
	Adjustments	Benefit Items	Securities	Total
Balance December 31, 2013	$47,756	$(16,414)	$128	$31,470

Other comprehensive income (loss) before reclassifications	(2,979)	-	11	(2,968)
Amounts reclassified from accumulated other comprehensive income	-	390	-	390

Net current period other comprehensive income	(2,979)	390	11	(2,578)

Balance June 30, 2014	$44,777	$(16,024)	$139	$28,892

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

Interest Rate Derivative

During 2004, the Company entered into certain variable-to-fixed interest rate swaps in connection with the Stendal mill with respect to an aggregate maximum amount of approximately €612.6 million of the principal amount of the indebtedness under the Stendal Loan Facility. Under the remaining interest rate swap, the Company pays a fixed rate and receives a floating rate with the interest payments being calculated on a notional amount. Currently, the contract has an aggregate notional amount of €279.8 million at a fixed interest rate of 5.28% and it matures in October 2017 (which for the most part matches the maturity of the Stendal Loan Facility).

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

The following table shows the derivative gains and losses by instrument type as they are recognized in gain (loss) on derivative instruments in the Consolidated Statement of Operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Interest rate derivative contract	$2,549	$7,472	$5,777	$14,292
Pulp price derivative contracts	-	(551)	-	(1,007)

	$2,549	$6,921	$5,777	$13,285

FORM 10-Q

QUARTERLY REPORT - PAGE 16

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except per share data)

Note 11. Financial Instruments

The fair value of financial instruments is summarized as follows:

	June 30, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$241,023	$241,023	$147,728	$147,728
Marketable securities	$221	$221	$217	$217
Receivables	$134,749	$134,749	$135,893	$135,893
Accounts payable and other	$115,643	$115,643	$103,814	$103,814
Debt	$944,625	$929,204	$979,372	$980,982
Interest rate derivative contract – liability	$40,447	$40,447	$46,517	$46,517

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

(Unaudited)

(In thousands of U.S. dollars, except per share data)

Note 11. Financial Instruments (continued)

The following table presents a summary of the Company’s outstanding financial instruments and their estimated fair values under the hierarchy defined in Fair Value Measurements and Disclosures Topic of the FASB Accounting Standards Codification:

	Fair value measurements at June 30, 2014 using:
Description	Level 1	Level 2	Level 3	Total
Assets
Marketable securities	$221	$-	$-	$221

Liabilities
Interest rate derivative contract	$-	$40,447	$-	$40,447
Debt	-	358,812	570,392	929,204

	$-	$399,259	$570,392	$969,651

	Fair value measurements at December 31, 2013 using:
Description	Level 1	Level 2	Level 3	Total
Assets
Marketable securities	$217	$-	$-	$217

Liabilities
Interest rate derivative contract	$-	$46,517	$-	$46,517
Debt	-	367,405	613,577	980,982

	$-	$413,922	$613,577	$1,027,499

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

The €10.0 million ($13,606) was initially recognized as an increase in cash and a corresponding increase in accounts payable and other. As civil works remediation steps are agreed to with the noncontrolling shareholder an agreed to portion of the payable is reversed with the offset recorded in operating costs to offset the remediation expenditures. As at June 30, 2014, the Company had Guarantee Amount proceeds of $2,421 remaining in accounts payable and other.

In July 2014, the Company reached a final settlement for the claims of €1.4 million ($1,906).

(b)

The Company was involved in a property transfer tax dispute with respect to the Celgar mill. Celgar had previously paid the property transfer tax assessment. In July 2014, the Company lost its final appeal and accordingly in the period ended June 30, 2014 reclassified $3,617 from prepaid expenses and other to property, plant and equipment in the Consolidated Balance Sheet. The Company will amortize this amount over the remaining useful life of the related assets.

FORM 10-Q

QUARTERLY REPORT - PAGE 18

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except per share data)

Note 12. Commitments and Contingencies (continued)

The Company is involved in legal actions and claims arising in the ordinary course of business. While the outcome of any legal actions and claims cannot be predicted with certainty, it is the opinion of management that the outcome of any such claim which is pending or threatened, either individually or on a combined basis, will not have a material adverse effect on the consolidated financial condition, results of operations or liquidity of the Company.

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

Note 13. Subsequent Event

In July 2014, the Stendal mill received lenders’ approval to amend its two term credit facilities to provide greater financial flexibility to Stendal. Such amendments include, among other things, loosening the financial covenant ratios Stendal must meet and reducing the scheduled principal repayments under the Stendal Loan Facility by 50% while retaining its current Cash Sweep. The amendments are subject to customary closing conditions, including, among others, execution and delivery of definitive agreements.

FORM 10-Q

QUARTERLY REPORT - PAGE 19

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except per share data)

Note 14. Restricted Group Supplemental Disclosure

The terms of the indenture governing the Company’s Senior Notes require that it provides the results of operations and financial condition of Mercer Inc. and the restricted subsidiaries under the indenture, collectively referred to as the “Restricted Group”. As at and during the three and six months ended June 30, 2014 and 2013, the Restricted Group was comprised of Mercer Inc., certain holding subsidiaries and its Rosenthal and Celgar mills. The Restricted Group excludes the Stendal mill.

Combined Condensed Balance Sheets

	June 30, 2014
	Restricted	Unrestricted		Consolidated
	Group	Subsidiaries	Eliminations	Group
ASSETS
Current assets
Cash and cash equivalents	$157,418	$83,605	$-	$241,023
Receivables	69,808	64,941	-	134,749
Inventories	104,124	60,948	-	165,072
Prepaid expenses and other	7,810	2,290	-	10,100
Deferred income tax	3,606	3,410	-	7,016

Total current assets	342,766	215,194	-	557,960

Long-term assets
Property, plant and equipment	410,110	596,796	-	1,006,906
Deferred note issuance costs and other	11,136	9,464	-	20,600
Deferred income tax	16,522	6,840	-	23,362
Due from unrestricted group	155,467	-	(155,467)	-

Total assets	$936,001	$828,294	$(155,467)	$1,608,828

LIABILITIES
Current liabilities
Accounts payable and other	$63,468	$52,175	$-	$115,643
Pension and other post-retirement benefit obligations	1,325	-	-	1,325
Debt	-	62,182	-	62,182

Total current liabilities	64,793	114,357	-	179,150

Long-term liabilities
Debt	336,124	546,319	-	882,443
Due to restricted group	-	155,467	(155,467)	-
Interest rate derivative liability	-	40,447	-	40,447
Pension and other post-retirement benefit obligations	35,370	-	-	35,370
Capital leases and other	8,946	10,630	-	19,576
Deferred income tax	26,229	-	-	26,229

Total liabilities	471,462	867,220	(155,467)	1,183,215

EQUITY
Total shareholders’ equity (deficit)	464,539	(32,495)	-	432,044
Noncontrolling interest (deficit)	-	(6,431)	-	(6,431)

Total liabilities and equity	$936,001	$828,294	$(155,467)	$1,608,828

FORM 10-Q

QUARTERLY REPORT - PAGE 20

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except per share data)

Note 14. Restricted Group Supplemental Disclosure (continued)

Combined Condensed Balance Sheets

	December 31, 2013
	Restricted	Unrestricted		Consolidated
	Group	Subsidiaries	Eliminations	Group
ASSETS
Current assets
Cash and cash equivalents	$82,910	$64,818	$-	$147,728
Receivables	75,987	59,906	-	135,893
Inventories	93,807	77,101	-	170,908
Prepaid expenses and other	7,742	3,176	-	10,918
Deferred income tax	3,273	3,053	-	6,326

Total current assets	263,719	208,054	-	471,773

Long-term assets
Property, plant and equipment	420,373	618,258	-	1,038,631
Deferred note issuance costs and other	10,987	10,011	-	20,998
Deferred income tax	9,894	7,263	-	17,157
Due from unrestricted group	153,851	-	(153,851)	-

Total assets	$858,824	$843,586	$(153,851)	$1,548,559

LIABILITIES
Current liabilities
Accounts payable and other	$49,891	$53,923	$-	$103,814
Pension and other post-retirement benefit obligations	1,330	-	-	1,330
Debt	749	59,606	-	60,355

Total current liabilities	51,970	113,529	-	165,499

Long-term liabilities
Debt	336,382	582,635	-	919,017
Due to restricted group	-	153,851	(153,851)	-
Interest rate derivative liability	-	46,517	-	46,517
Pension and other post-retirement benefit obligations	35,466	-	-	35,466
Capital leases and other	8,523	10,770	-	19,293
Deferred income tax	14,450	-	-	14,450

Total liabilities	446,791	907,302	(153,851)	1,200,242

EQUITY
Total shareholders’ equity (deficit)	412,033	(52,955)	-	359,078
Noncontrolling interest (deficit)	-	(10,761)	-	(10,761)

Total liabilities and equity	$858,824	$843,586	$(153,851)	$1,548,559

FORM 10-Q

QUARTERLY REPORT - PAGE 21

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except per share data)

Note 14. Restricted Group Supplemental Disclosure (continued)

Combined Condensed Statements of Operations

	Three Months Ended June 30, 2014
	Restricted	Unrestricted		Consolidated
	Group	Subsidiaries	Eliminations	Group
Revenues
Pulp	$136,632	$122,850	$-	$259,482
Energy and chemicals	7,649	18,061	-	25,710

	144,281	140,911	-	285,192
Operating costs	122,043	108,422	-	230,465
Operating depreciation and amortization	10,631	9,137	-	19,768
Selling, general and administrative expenses	8,647	4,291	-	12,938

	141,321	121,850	-	263,171

Operating income (loss)	2,960	19,061	-	22,021

Other income (expense)
Interest expense	(8,548)	(8,757)	140	(17,165)
Gain (loss) on derivative instruments	-	2,549	-	2,549
Other income (expense)	26	32	(140)	(82)

Total other income (expense)	(8,522)	(6,176)	-	(14,698)

Income (loss) before income taxes	(5,562)	12,885	-	7,323
Income tax benefit (provision)	(4,033)	(525)	-	(4,558)

Net income (loss)	(9,595)	12,360	-	2,765
Less: net income attributable to noncontrolling interest	-	(2,194)	-	(2,194)

Net income (loss) attributable to common shareholders	$(9,595)	$10,166	$-	$571

	Three Months Ended June 30, 2013
	Restricted	Unrestricted		Consolidated
	Group	Subsidiaries	Eliminations	Group
Revenues
Pulp	$137,957	$115,209	$-	$253,166
Energy and chemicals	7,886	13,648	-	21,534

	145,843	128,857	-	274,700
Operating costs	135,425	108,938	-	244,363
Operating depreciation and amortization	10,791	8,476	-	19,267
Selling, general and administrative expenses	7,375	4,864	-	12,239

	153,591	122,278	-	275,869

Operating income (loss)	(7,748)	6,579	-	(1,169)

Other income (expense)
Interest expense	(7,685)	(11,639)	2,154	(17,170)
Gain (loss) on derivative instruments	(551)	7,472	-	6,921
Other income (expense)	2,118	44	(2,154)	8

Total other income (expense)	(6,118)	(4,123)	-	(10,241)

Income (loss) before income taxes	(13,866)	2,456	-	(11,410)
Income tax benefit (provision)	(795)	(20)	-	(815)

Net income (loss)	(14,661)	2,436	-	(12,225)
Less: net income attributable to noncontrolling interest	-	(790)	-	(790)

Net income (loss) attributable to common shareholders	$(14,661)	$1,646	$-	$(13,015)

FORM 10-Q

QUARTERLY REPORT - PAGE 22

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except per share data)

Note 14. Restricted Group Supplemental Disclosure (continued)

Combined Condensed Statements of Operations

	Six Months Ended June 30, 2014
	Restricted Group	Unrestricted Subsidiaries	Eliminations	Consolidated Group
Revenues
Pulp	$277,429	$260,559	$-	$537,988
Energy and chemicals	16,530	36,359	-	52,889

	293,959	296,918	-	590,877
Operating costs	233,411	233,358	-	466,769
Operating depreciation and amortization	21,205	18,265	-	39,470
Selling, general and administrative expenses	15,098	8,276	-	23,374

	269,714	259,899	-	529,613

Operating income (loss)	24,245	37,019	-	61,264

Other income (expense)
Interest expense	(17,066)	(17,829)	280	(34,615)
Gain (loss) on derivative instruments	-	5,777	-	5,777
Other income (expense)	138	66	(280)	(76)

Total other income (expense)	(16,928)	(11,986)	-	(28,914)

Income (loss) before income taxes	7,317	25,033	-	32,350
Income tax benefit (provision)	(5,785)	(623)	-	(6,408)

Net income (loss)	1,532	24,410	-	25,942
Less: net income attributable to noncontrolling interest	-	(4,330)	-	(4,330)

Net income (loss) attributable to common shareholders	$1,532	$20,080	$-	$21,612

	Six Months Ended June 30, 2013
	Restricted Group	Unrestricted Subsidiaries	Eliminations	Consolidated Group
Revenues
Pulp	$270,307	$220,677	$-	$490,984
Energy and chemicals	17,247	28,254	-	45,501

	287,554	248,931	-	536,485
Operating costs	253,625	208,722	-	462,347
Operating depreciation and amortization	21,606	17,111	-	38,717
Selling, general and administrative expenses	14,922	9,061	-	23,983

	290,153	234,894	-	525,047

Operating income (loss)	(2,599)	14,037	-	11,438

Other income (expense)
Interest expense	(15,430)	(23,430)	4,330	(34,530)
Gain (loss) on derivative instruments	(1,007)	14,292	-	13,285
Other income (expense)	4,145	101	(4,330)	(84)

Total other income (expense)	(12,292)	(9,037)	-	(21,329)

Income (loss) before income taxes	(14,891)	5,000	-	(9,891)
Income tax benefit (provision)	(2,137)	177	-	(1,960)

Net income (loss)	(17,028)	5,177	-	(11,851)
Less: net income attributable to noncontrolling interest	-	(1,725)	-	(1,725)

Net income (loss) attributable to common shareholders	$(17,028)	$3,452	$-	$(13,576)

FORM 10-Q

QUARTERLY REPORT - PAGE 23

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except per share data)

Note 14. Restricted Group Supplemental Disclosure (continued)

Combined Condensed Statements of Cash Flows

	Three Months Ended June 30, 2014
	Restricted	Unrestricted	Consolidated
	Group	Subsidiaries	Group
Cash flows from (used in) operating activities
Net income (loss)	$(9,595)	$12,360	$2,765
Adjustments to reconcile net income (loss) to cash flows from operating activities
Unrealized loss (gain) on derivative instruments	-	(2,549)	(2,549)
Depreciation and amortization	10,714	9,137	19,851
Deferred income taxes	3,153	-	3,153
Stock compensation expense	600	-	600
Pension and other post-retirement expense, net of funding	214	-	214
Other	412	440	852
Changes in working capital
Receivables	4,808	9,709	14,517
Inventories	(8,753)	(4,637)	(13,390)
Accounts payable and accrued expenses	(2,397)	(5,665)	(8,062)
Other(1)	1,529	1,809	3,338

Net cash from (used in) operating activities	685	20,604	21,289

Cash flows from (used in) investing activities
Purchase of property, plant and equipment	(5,571)	(580)	(6,151)
Purchase of intangible assets	(229)	(486)	(715)
Proceeds on sale of property, plant and equipment	81	13	94

Net cash from (used in) investing activities	(5,719)	(1,053)	(6,772)

Cash flows from (used in) financing activities
Proceeds from issuance of shares	53,942	-	53,942
Repayment of capital lease obligations	(202)	(330)	(532)
Proceeds from government grants	-	761	761

Net cash from (used in) financing activities	53,740	431	54,171

Effect of exchange rate changes on cash and cash equivalents	666	(440)	226

Net increase (decrease) in cash and cash equivalents	49,372	19,542	68,914
Cash and cash equivalents, beginning of period	108,046	64,063	172,109

Cash and cash equivalents, end of period	$157,418	$83,605	$241,023

(1)	Includes intercompany working capital related transactions.

FORM 10-Q

QUARTERLY REPORT - PAGE 24

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except per share data)

Note 14. Restricted Group Supplemental Disclosure (continued)

Combined Condensed Statements of Cash Flows

	Three Months Ended June 30, 2013
	Restricted	Unrestricted	Consolidated
	Group	Subsidiaries	Group
Cash flows from (used in) operating activities
Net income (loss)	$(14,661)	$2,436	$(12,225)
Adjustments to reconcile net income (loss) to cash flows from operating activities
Unrealized loss (gain) on derivative instruments	41	(7,472)	(7,431)
Depreciation and amortization	10,878	8,476	19,354
Deferred income taxes	561	(21)	540
Stock compensation expense	396	-	396
Pension and other post-retirement expense, net of funding	277	-	277
Other	378	888	1,266
Changes in working capital
Receivables	24,835	3,800	28,635
Inventories	6,945	(4,164)	2,781
Accounts payable and accrued expenses	(2,540)	406	(2,134)
Other(1)	(9,085)	1,593	(7,492)

Net cash from (used in) operating activities	18,025	5,942	23,967

Cash flows from (used in) investing activities
Purchase of property, plant and equipment	(3,401)	(10,948)	(14,349)
Proceeds on sale of property, plant and equipment	-	3	3

Net cash from (used in) investing activities	(3,401)	(10,945)	(14,346)

Cash flows from (used in) financing activities
Proceeds from borrowings of debt	-	9,090	9,090
Repayment of capital lease obligations	(159)	(363)	(522)
Proceeds from (repayment of) credit facilities, net	9,112	-	9,112
Proceeds from government grants	-	4,441	4,441

Net cash from (used in) financing activities	8,953	13,168	22,121

Effect of exchange rate changes on cash and cash equivalents	(21)	1,061	1,040

Net increase (decrease) in cash and cash equivalents	23,556	9,226	32,782
Cash and cash equivalents, beginning of period	66,820	75,295	142,115

Cash and cash equivalents, end of period	$90,376	$84,521	$174,897

(1)	Includes intercompany working capital related transactions.

FORM 10-Q

QUARTERLY REPORT - PAGE 25

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except per share data)

Note 14. Restricted Group Supplemental Disclosure (continued)

Combined Condensed Statements of Cash Flows

	Six Months Ended June 30, 2014
	Restricted Group	Unrestricted Subsidiaries	Consolidated Group
Cash flows from (used in) operating activities
Net income (loss)	$1,532	$24,410	$25,942
Adjustments to reconcile net income (loss) to cash flows from operating activities
Unrealized loss (gain) on derivative instruments	-	(5,777)	(5,777)
Depreciation and amortization	21,373	18,265	39,638
Deferred income taxes	4,881	-	4,881
Stock compensation expense	331	-	331
Pension and other post-retirement expense, net of funding	425	-	425
Other	583	921	1,504
Changes in working capital
Receivables	4,712	(7,527)	(2,815)
Inventories	(10,342)	15,675	5,333
Accounts payable and accrued expenses	12,286	1,894	14,180
Other(1)	(6,563)	3,889	(2,674)

Net cash from (used in) operating activities	29,218	51,750	80,968

Cash flows from (used in) investing activities
Purchase of property, plant and equipment	(8,531)	(4,186)	(12,717)
Purchase of intangible assets	(1,203)	(1,252)	(2,455)
Proceeds on sale of property, plant and equipment	215	58	273

Net cash from (used in) investing activities	(9,519)	(5,380)	(14,899)

Cash flows from (used in) financing activities
Repayment of debt	(744)	(29,797)	(30,541)
Proceeds from issuance of shares	53,942	-	53,942
Repayment of capital lease obligations	(474)	(718)	(1,192)
Proceeds from sale and lease-back transactions	1,047	-	1,047
Proceeds from government grants	832	3,226	4,058

Net cash from (used in) financing activities	54,603	(27,289)	27,314

Effect of exchange rate changes on cash and cash equivalents	206	(294)	(88)

Net increase (decrease) in cash and cash equivalents	74,508	18,787	93,295
Cash and cash equivalents, beginning of year	82,910	64,818	147,728

Cash and cash equivalents, end of year	$157,418	$83,605	$241,023

(1)	Includes intercompany working capital related transactions.

FORM 10-Q

QUARTERLY REPORT - PAGE 26

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except per share data)

Note 14. Restricted Group Supplemental Disclosure (continued)

Combined Condensed Statements of Cash Flows

	Six Months Ended June 30, 2013
	Restricted	Unrestricted	Consolidated
	Group	Subsidiaries	Group
Cash flows from (used in) operating activities
Net income (loss)	$(17,028)	$5,177	$(11,851)
Adjustments to reconcile net income (loss) to cash flows from operating activities
Unrealized loss (gain) on derivative instruments	662	(14,292)	(13,630)
Depreciation and amortization	21,776	17,111	38,887
Deferred income taxes	1,870	4,134	6,004
Stock compensation expense	752	-	752
Pension and other post-retirement expense, net of funding	437	-	437
Other	923	1,905	2,828
Changes in working capital
Receivables	13,824	1,998	15,822
Inventories	10,995	(627)	10,368
Accounts payable and accrued expenses	11,331	527	11,858
Other(1)	(11,349)	2,824	(8,525)

Net cash from (used in) operating activities	34,193	18,757	52,950

Cash flows from (used in) investing activities
Purchase of property, plant and equipment	(6,893)	(22,501)	(29,394)
Proceeds on sale of property, plant and equipment	17	3	20

Net cash from (used in) investing activities	(6,876)	(22,498)	(29,374)

Cash flows from (used in) financing activities
Repayment of debt	(736)	(25,684)	(26,420)
Proceeds from borrowings of debt	-	22,223	22,223
Repayment of capital lease obligations	(320)	(1,126)	(1,446)
Proceeds from (repayment of) credit facilities, net	17,060	-	17,060
Proceeds from government grants	-	5,413	5,413

Net cash from (used in) financing activities	16,004	826	16,830

Effect of exchange rate changes on cash and cash equivalents	(1,352)	(1,596)	(2,948)

Net increase (decrease) in cash and cash equivalents	41,969	(4,511)	37,458
Cash and cash equivalents, beginning of period	48,407	89,032	137,439

Cash and cash equivalents, end of period	$90,376	$84,521	$174,897

(1)	Includes intercompany working capital related transactions.

FORM 10-Q

QUARTERLY REPORT - PAGE 27

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this document: (i) unless the context otherwise requires, references to “we”, “our”, “us”, the “Company” or “Mercer” mean Mercer International Inc. and its subsidiaries; (ii) references to “Mercer Inc.” mean the Company excluding its subsidiaries; (iii) information is provided as of June 30, 2014, unless otherwise stated; (iv) all references to “$” shall mean U.S. dollars, which is our reporting currency, unless otherwise stated; (v) “€” refers to Euros and “C$” refers to Canadian dollars; (vi) “ADMTs” refers to air-dried metric tonnes; (vii) “MW” refers to megawatts; and (viii) “MWh” refers to megawatt hours.

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

The following discussion and analysis of our results of operations and financial condition for the three and six months ended June 30, 2014 should be read in conjunction with our interim consolidated financial statements and related notes included in this quarterly report, as well as our most recent annual report on Form 10-K for the fiscal year ended December 31, 2013 filed with the SEC.

Current Market Environment

In the second quarter of 2014, pulp list prices remained essentially flat in Europe and North America and decreased marginally in China. At the end of the current quarter, list prices in Europe were approximately $925 per ADMT and in North America and China were approximately $1,030 and $720 per ADMT, respectively.

Currently, the NBSK pulp market is generally under-balanced with world producer inventories at about 25 days’ supply. We currently expect to see continued growth in NBSK demand in emerging markets, particularly in China, driven by increasing strong demand from tissue producers. We currently expect that NBSK pulp prices will remain flat during the summer months in Europe and North America with modest increases beginning in the fourth quarter of 2014.

FORM 10-Q

QUARTERLY REPORT - PAGE 28

During the course of 2014, the global supply of hardwood bleached kraft pulp is now currently being projected to increase by approximately 1.2 million ADMTs, primarily from South America. This increase in hardwood chemical production is largely targeted at the growing demand for pulp by tissue makers, particularly in China. If such additional hardwood bleached pulp supply is not absorbed by such demand growth, as a result of generally lower prices for hardwood bleached pulp, this supply increase could put downward pressure on NBSK pulp prices.

We believe customers’ ability to further substitute NBSK pulp for lower priced hardwood pulp is limited by the strength characteristic provided by NBSK pulp that large modern paper machines need to run lower basis weight paper products efficiently. However, as pulp prices are highly cyclical, there can be no assurance that prices will not decline in the future.

Summary Financial Highlights

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands, other than per share amounts)
Consolidated
Pulp revenues	$259,482	$253,166	$537,988	$490,984
Energy and chemical revenues	$25,710	$21,534	$52,889	$45,501
Operating income (loss)	$22,021	$(1,169)	$61,264	$11,438
Gain on derivative instruments	$2,549	$6,921	$5,777	$13,285
Income tax benefit (provision)	$(4,558)	$(815)	$(6,408)	$(1,960)
Net income (loss)(1)	$571	$(13,015)	$21,612	$(13,576)
Net income (loss) per share(1)(2)	$0.01	$(0.23)	$0.36	$(0.24)
(1) Attributable to common shareholders. (2) Per share amounts are on a basic and diluted basis Selected Production, Sales and Other Data
	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Consolidated
Pulp production (‘000 ADMTs)	353.8	349.5	735.6	710.7
Scheduled production downtime (‘000 ADMTs)	17.7	16.0	17.7	16.0
Scheduled production downtime (days)	12	11	12	11
Pulp sales (‘000 ADMTs)	356.8	368.3	738.1	724.9
Average NBSK pulp list prices in Europe ($/ADMT)(1)	925	857	923	844
Average pulp sales realizations ($/ADMT)(2)	720	679	722	669
Energy production (‘000 MWh)	446.2	405.8	912.5	830.2
Energy sales (‘000 MWh)	197.1	167.5	398.6	341.1
Average energy sales realizations ($/MWh)	113	109	114	113

Average Spot Currency Exchange Rates
$ / €(3)	1.3716	1.3064	1.3711	1.3129
$ / C$(3)	0.9169	0.9777	0.9118	0.9845

(1)	Source: RISI pricing report.
(2)	Average realized pulp price for the periods indicated reflect customer discounts and pulp price movements between the order and shipment date.
(3)	Average Federal Reserve Bank of New York noon spot rate over the reporting period.

FORM 10-Q

QUARTERLY REPORT - PAGE 29

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

Total revenues for the three months ended June 30, 2014 increased by approximately 4% to $285.2 million from $274.7 million in the same period in 2013, due to higher pulp prices and higher energy sales volumes.

Pulp revenues for the three months ended June 30, 2014 increased by approximately 2% to $259.5 million from $253.2 million in the comparative quarter of 2013, due to higher price realizations, partially offset by lower sales volumes.

Energy and chemical revenues increased by approximately 20% to $25.7 million in the second quarter of 2014 from $21.5 million in the same quarter last year, primarily because of higher energy sales volume resulting from Project Blue Mill coming online at our Stendal mill at the end of 2013.

Average list prices for NBSK pulp in Europe were approximately $925 per ADMT in the current quarter, compared to approximately $857 per ADMT in the same quarter last year. In the second quarter of 2014, average pulp sales realizations increased by approximately 6% to $720 per ADMT from approximately $679 per ADMT in the same quarter last year primarily due to higher pulp prices.

Pulp production increased by approximately 1% to 353,803 ADMTs in the current quarter from 349,502 ADMTs in the same quarter of 2013. We had an aggregate of 12 days (approximately 17,700 ADMTs) of scheduled maintenance downtime at our Stendal and Celgar mills in the second quarter of 2014. In the current quarter, our Celgar mill took ten days of scheduled maintenance downtime, or approximately 14,000 ADMTs. Our Stendal mill took two days of scheduled maintenance downtime, or approximately 3,700 ADMTs, in the current quarter. We estimate that the scheduled maintenance downtime at our Celgar and Stendal mills adversely impacted our Operating EBITDA by approximately $18.4 million, comprised of approximately $13.0 million in direct out-of-pocket expenses and the balance for reduced production. Many of our competitors that report their financial results using International Financial Reporting Standards capitalize their direct costs of maintenance shutdowns.

Our Rosenthal mill’s 12-day annual maintenance shutdown is scheduled for the third quarter and our Stendal mill is scheduled to have a second two-day maintenance shutdown in the fourth quarter.

Pulp sales volumes decreased by approximately 3% to 356,755 ADMTs in the current quarter from 368,285 ADMTs in the comparative quarter, primarily due to weaker demand from China and lower production at our Celgar mill.

Costs and expenses in the second quarter of 2014 decreased by approximately 5% to $263.2 million from $275.9 million in the comparative period of 2013, primarily due to lower fiber costs and lower sales volumes.

In the second quarter of 2014, operating depreciation and amortization marginally increased to $19.8 million from $19.3 million in the same quarter last year. Selling, general and administrative expenses were $12.9 million in the second quarter of 2014, compared to $12.2 million in the second quarter of 2013.

FORM 10-Q

QUARTERLY REPORT - PAGE 30

Transportation costs marginally decreased to $22.3 million in the second quarter of 2014 from $23.0 million in the second quarter of 2013. The decrease was due to lower sales volume, partially offset by higher costs per tonne at our Celgar mill resulting from limitations on rail car availability.

On average, our overall per unit fiber costs in the current quarter decreased by approximately 5% from the same period in 2013. Timber harvesting was steady through the quarter and sawmills ran at high rates which led to a good supply of pulpwood and residual chips. In addition, less demand pressure on German timber due to the availability of storm damaged wood in Eastern Europe resulted in moderately lower German wood costs in the quarter. For the next quarter of 2014, we currently expect our overall fiber costs to remain stable, with modest increases in Canada being offset by slightly lower prices in Germany.

For the second quarter of 2014, our operating income increased to $22.0 million from an operating loss of $1.2 million in the comparative quarter of 2013, primarily due to higher pulp sales realizations and lower fiber costs, partially offset by a weaker U.S. dollar relative to the Euro.

Interest expense was $17.2 million in the second quarter of 2014 and 2013, respectively.

We recorded a derivative gain of $2.5 million on the mark to market adjustment of our Stendal mill’s interest rate derivative, compared to a net derivative gain of $6.9 million in the same quarter of last year.

During the current quarter, we recorded income tax expense of $4.6 million, compared to income tax expense of $0.8 million in the same quarter of 2013.

The noncontrolling shareholder’s interest in the Stendal mill’s net income in the second quarter of 2014 was $2.2 million, compared to $0.8 million in the same quarter last year.

We reported net income attributable to common shareholders of $0.6 million, or $0.01 per basic and diluted share, for the second quarter of 2014, which included a non-cash unrealized gain on the interest rate derivative of $2.5 million. In the second quarter of 2013, the net loss attributable to common shareholders was $13.0 million, or $0.23 per basic and diluted share, which included a total non-cash net unrealized gain of $7.4 million on the Stendal interest rate derivative and fixed price pulp swaps.

In the second quarter of 2014, Operating EBITDA increased to $41.9 million from $18.2 million in the second quarter of 2013. Operating EBITDA is defined as operating income (loss) plus depreciation and amortization and non-recurring capital asset impairment charges. Management uses Operating EBITDA as a benchmark measurement of its own operating results, and as a benchmark relative to its competitors. Management considers it to be a meaningful supplement to operating income as a performance measure primarily because depreciation expense and non-recurring capital asset impairment charges are not an actual cash cost, and depreciation expense varies widely from company to company in a manner that management considers largely independent of the underlying cost efficiency of their operating facilities. In addition, we believe Operating EBITDA is commonly used by securities analysts, investors and other interested parties to evaluate our financial performance.

FORM 10-Q

QUARTERLY REPORT - PAGE 31

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

The following table provides a reconciliation of net income (loss) attributable to common shareholders to operating income (loss) and Operating EBITDA for the periods indicated:

	Three Months Ended June 30,
	2014	2013
	(in thousands)
Net income (loss) attributable to common shareholders	$571	$(13,015)
Net income attributable to noncontrolling interest	2,194	790
Income tax provision	4,558	815
Interest expense	17,165	17,170
(Gain) loss on derivative instruments	(2,549)	(6,921)
Other (income) expense	82	(8)

Operating income (loss)	22,021	(1,169)
Add: Depreciation and amortization	19,851	19,354

Operating EBITDA	$41,872	$18,185

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

Total revenues for the six months ended June 30, 2014 increased by approximately 10% to $590.9 million from $536.5 million in the same period in 2013, due to higher pulp and energy revenues.

Pulp revenues for the six months ended June 30, 2014 increased by approximately 10% to $538.0 million from $491.0 million in the comparative period of 2013, due to higher pulp price realizations.

FORM 10-Q

QUARTERLY REPORT - PAGE 32

Energy and chemical revenues increased by approximately 16% to $52.9 million in the first half of 2014 from $45.5 million in the same period last year, primarily because of higher energy sales volumes resulting from Project Blue Mill coming online at our Stendal mill at the end of 2013.

Average list prices for NBSK pulp in Europe were approximately $923 per ADMT in the first half of 2014, compared to approximately $844 per ADMT in the same period last year. In the first half of 2014, average pulp sales realizations increased by approximately 8% to $722 per ADMT from approximately $669 per ADMT in the same period last year, primarily due to higher pulp prices.

Pulp production increased by approximately 4% to 735,588 ADMTs in the first half of 2014 from 710,666 ADMTs in the same period of 2013. We had an aggregate of 12 days (approximately 17,700 ADMTs) of scheduled maintenance downtime at our Stendal and Celgar mills in the first half of 2014. In the first half of 2014, our Celgar mill took ten days of scheduled maintenance downtime, or approximately 14,000 ADMTs. Our Stendal mill took two days of scheduled maintenance downtime, or approximately 3,700 ADMTs, in the first half of 2014.

Pulp sales volumes increased by approximately 2% to 738,110 ADMTs in the first half of 2014 from 724,945 ADMTs in the comparative period of 2013, primarily due to higher sales in North America.

Costs and expenses in the first half of 2014 increased by approximately 1% to $529.6 million from $525.0 million in the comparative period of 2013, primarily due to the impact of a weaker U.S. dollar relative to the Euro, partially offset by lower fiber costs.

In the first half of 2014, operating depreciation and amortization marginally increased to $39.5 million from $38.7 million in the same period last year.

Selling, general and administrative expenses decreased to $23.4 million in the first half of 2014, compared to $24.0 million in the same period of 2013.

Transportation costs marginally decreased to $44.2 million in the first half of 2014 from $45.2 million in the comparative period of 2013. The decrease is due to lower per tonne freight costs for the German mills, partially offset by higher per tonne freight costs at our Celgar mill resulting from limitations on rail car availability.

On average, our overall per unit fiber costs in the first half of 2014 decreased by approximately 1% from the same period in 2013. Timber harvesting was steady through the first half of 2014 and sawmills ran at high rates which led to a good supply of pulpwood and residual chips. In addition, less demand pressure on German timber due to the availability of storm damaged wood in Eastern Europe resulted in moderately lower German wood costs in the period. For the next quarter of 2014, we currently expect our overall fiber costs to remain stable, with modest increases in Canada being offset by slightly lower prices in Germany.

In the first half of 2014, our operating income increased to $61.3 million from $11.4 million in the comparative period of 2013, primarily due to higher sales realizations and sales volumes and lower fiber costs.

Interest expense in the first half of 2014 marginally increased to $34.6 million from $34.5 million in the comparative period of 2013.

FORM 10-Q

QUARTERLY REPORT - PAGE 33

We recorded a derivative gain of $5.8 million on the mark to market adjustment of our Stendal mill’s interest rate derivative, compared to a net derivative gain of $13.3 million in the same period of last year.

During the six months ended June 30, 3014, we recorded income tax expense of $6.4 million, compared to net income tax expense of $2.0 million in the same period of 2013.

The noncontrolling shareholder’s interest in the Stendal mill’s net income in the first half of 2014 was $4.3 million, compared to $1.7 million in the same period last year.

We reported net income attributable to common shareholders of $21.6 million, or $0.36 per basic and diluted share, for the first half of 2014, which included a non-cash unrealized gain on the interest rate derivative of $5.8 million. In the first half of 2013, the net loss attributable to common shareholders was $13.6 million, or $0.24 per basic and diluted share, which included a total non-cash net unrealized gain of $13.6 million on the Stendal interest rate derivative and fixed price pulp swaps.

In the six months ended June 30, 2014, Operating EBITDA increased to $100.9 million from $50.3 million in the same period of 2013. Operating EBITDA is defined as operating income (loss) plus depreciation and amortization and non-recurring capital asset impairment charges. Operating EBITDA has significant limitations as an analytical tool, and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. See the discussion of our results for the three months ended June 30, 2014 for additional information relating to such limitations of Operating EBITDA.

The following table provides a reconciliation of net income (loss) attributable to common shareholders to operating income and Operating EBITDA for the periods indicated:

	Six Months Ended June 30,
	2014	2013
	(in thousands)
Net income (loss) attributable to common shareholders	$21,612	$(13,576)
Net income attributable to noncontrolling interest	4,330	1,725
Income tax provision	6,408	1,960
Interest expense	34,615	34,530
(Gain) loss on derivative instruments	(5,777)	(13,285)
Other expense	76	84

Operating income	61,264	11,438
Add: Depreciation and amortization	39,638	38,887

Operating EBITDA	$100,902	$50,325

FORM 10-Q

QUARTERLY REPORT - PAGE 34

Liquidity and Capital Resources

The following table is a summary of selected financial information as at the dates indicated:

	As at June 30, 2014	As at December 31, 2013
	(in thousands)
Financial Position
Cash and cash equivalents	$241,023	$147,728
Working capital	$378,810	$306,274
Total assets	$1,608,828	$1,548,559
Long-term liabilities	$1,004,065	$1,034,743
Total equity	$425,613	$348,317

As at June 30, 2014, our cash and cash equivalents had increased to $241.0 million from $147.7 million at the end of 2013 and working capital had increased to $378.8 million from $306.3 million at the end of 2013. On April 2, 2014, we completed our registered public offering (the “2014 Equity Offering”) of 8,050,000 shares of our common stock at a price to the public of $7.15 per share for net proceeds of approximately $53.6 million.

As at June 30, 2014, we had approximately €28.4 million and C$38.3 million available under our Rosenthal and Celgar revolving facilities, respectively.

Sources and Uses of Funds

Our principal sources of funds are cash flows from operations, cash and cash equivalents on hand and the revolving working capital loan facilities for our Celgar and Rosenthal mills. Our principal uses of funds consist of operating expenditures, payments of principal and interest on the project loan facility relating to our development of the Stendal mill (the “Stendal Loan Facility”) and for its Project Blue Mill (collectively, the “Stendal Facilities”), capital expenditures and interest payments on our outstanding Senior Notes.

Debt Covenants

Our long-term obligations contain various financial tests and covenants customary to these types of arrangements.

As at June 30, 2014, the Stendal Facilities had approximately $556.7 million in principal outstanding, compared to approximately $590.1 million at December 31, 2013. The Stendal Facilities are without recourse to the Restricted Group (comprised of Mercer Inc., the Rosenthal and Celgar mills and certain holding subsidiaries) and 80% of the principal amount thereunder is severally guaranteed by German federal and state governments.

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

FORM 10-Q

QUARTERLY REPORT - PAGE 35

In July 2014, our Stendal mill received lenders’ approval to amend the Stendal Facilities to provide greater financial flexibility to Stendal. Such amendments include, among other things, loosening the financial covenant ratios Stendal must meet and reducing the scheduled principal repayments under the Stendal Loan Facility by 50% while retaining its current “cash sweep”. In connection with such amendments, we will provide Stendal with additional capital of $20.0 million. The amendments are subject to customary closing conditions, including, among others, execution and delivery of definitive agreements.

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

Cash provided by operating activities increased to $81.0 million in the six months ended June 30, 2014 from $53.0 million in the comparative period of 2013, primarily due to higher operating income. An increase in accounts payable and accrued expenses provided cash of $14.2 million, compared to $11.9 million in the same period of 2013. A decrease in inventories provided cash of $5.3 million in the six months ended June 30, 2014, compared to $10.4 million in the same period of 2013. An increase in receivables used cash of $2.8 million in the six months ended June 30, 2014, compared to a decrease providing cash of $15.8 million in the same period of 2013.

Cash Flows from Investing Activities. Investing activities in the six months ended June 30, 2014 used cash of $14.9 million, compared to $29.4 million in the same period of 2013. In the first half of 2014, capital expenditures and costs associated with the implementation of the enterprise resource planning system used cash of $15.2 million, compared to $29.4 million of capital expenditures in the same period of 2013.

Cash Flows from Financing Activities. In the six months ended June 30, 2014, financing activities provided cash of $27.3 million, compared to $16.8 million in the same period of 2013. In the six months ended June 30, 2014, proceeds from the 2014 Equity Offering provided cash of $53.9 million and principal repayments under the Stendal Facilities used cash of $29.8 million, compared to using cash of $25.7 million in the same period of 2013.

During the six months ended June 30, 2013, borrowing under the loan facility for Project Blue Mill provided cash of $22.2 million. Net borrowing from our revolving credit facilities provided cash of $17.1 million in the six months ended June 30, 2013. In the six months ended June 30, 2014 and 2013, proceeds of government grants provided cash of $4.1 million and $5.4 million, respectively.

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

FORM 10-Q

QUARTERLY REPORT - PAGE 36

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

Off-Balance Sheet Arrangements

At June 30, 2014, we did not have any off-balance sheet arrangements (as defined in Item 303(a)(4)(ii) of Regulation S-K).

Contractual Obligations and Commitments

There were no material changes outside the ordinary course to any of our material contractual obligations during the six months ended June 30, 2014.

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

In the six months ended June 30, 2014, accumulated other comprehensive income decreased by $2.6 million to $28.9 million, primarily due to the foreign currency translation adjustment.

Based upon the exchange rate at June 30, 2014, the U.S. dollar has weakened by approximately 5% in value against the Euro since June 30, 2013. See “Quantitative and Qualitative Disclosures about Market Risk”.

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

The following is a discussion of the results of operations and financial condition of the Restricted Group. For further information regarding the Restricted Group including, without limitation, a reconciliation to our consolidated results of operations, see Note 14 of our interim consolidated financial statements included herein.

FORM 10-Q

QUARTERLY REPORT - PAGE 37

Summary Financial Highlights for the Restricted Group

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Restricted Group(1)	(in thousands)
Pulp revenues	$136,632	$137,957	$277,429	$270,307
Energy and chemical revenues	$7,649	$7,886	$16,530	$17,247
Operating income (loss)	$2,960	$(7,748)	$24,245	$(2,599)
Gain (loss) on derivative instruments	$-	$(551)	$-	$(1,007)
Income tax benefit (provision)	$(4,033)	$(795)	$(5,785)	$(2,137)
Net income (loss)	$(9,595)	$(14,661)	$1,532	$(17,028)

(1) See Note 14 of the interim financial statements included elsewhere herein for a reconciliation to our consolidated results. Selected Production, Sales and Other Data for the Restricted Group
	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Pulp production (‘000 ADMTs)	185.2	192.1	396.0	397.7
Scheduled production downtime (‘000 ADMTs)	14.0	16.0	14.0	16.0
Scheduled production downtime (days)	10	11	10	11
Pulp sales (‘000 ADMTs)	189.3	202.4	382.3	401.8
Average NBSK pulp list prices in Europe ($/ADMT)(1)	925	857	923	844
Average pulp sales realizations ($/ADMT)(2)	722	681	726	673
Energy production (‘000 MWh)	204.4	216.3	430.4	446.6
Energy sales (‘000 MWh)	70.1	78.8	144.9	158.7
Average energy sales realizations ($/MWh)	109	100	114	109

Average Spot Currency Exchange Rates
$ / €(3)	1.3716	1.3064	1.3711	1.3129
$ / C$(3)	0.9169	0.9777	0.9118	0.9845

(1)	Source: RISI pricing report.
(2)	Average realized pulp price for the periods indicated reflect customer discounts and pulp price movements between the order and shipment date.
(3)	Average Federal Reserve Bank of New York noon spot rate over the reporting period.

Restricted Group Results — Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

Total revenues for the Restricted Group decreased by approximately 1% to $144.3 million in the second quarter of 2014, compared to $145.8 million in the second quarter of 2013, primarily due to lower pulp and energy revenues at our Celgar mill.

Pulp revenues for the Restricted Group for the three months ended June 30, 2014 decreased to $136.6 million from $138.0 million in the comparative period of 2013, primarily due to lower pulp sales volumes, partially offset by higher price realizations.

Energy and chemical revenues decreased by approximately 4% in the current quarter to $7.6 million from $7.9 million in the same period last year, primarily as a result of lower pulp production at our Celgar mill.

FORM 10-Q

QUARTERLY REPORT - PAGE 38

Average list prices for NBSK pulp in Europe were approximately $925 per ADMT in the current quarter, compared to $857 per ADMT in the same quarter last year. In the second quarter of 2014, average pulp sales realizations for the Restricted Group increased by approximately 6% to $722 per ADMT from $681 per ADMT in the same period last year, primarily due to higher pulp prices.

Pulp production for the Restricted Group decreased by approximately 4% to 185,159 ADMTs in the second quarter of 2014 from 192,142 ADMTs in the same period of 2013. We had ten days (approximately 14,000 ADMTs) of scheduled maintenance downtime at our Celgar mill in the second quarter of 2014, which we estimate adversely impacted our Operating EBITDA by approximately $16.4 million, comprised of approximately $11.6 million in direct out-of-pocket expenses and the balance for reduced production. Our Rosenthal mill’s 12-day annual maintenance shutdown is scheduled for the third quarter of 2014.

Pulp sales volumes of the Restricted Group decreased by approximately 7% to 189,278 ADMTs in the second quarter of 2014 from 202,446 ADMTs in the comparative period of 2013, primarily due to weaker demand from China and lower production at our Celgar mill.

Costs and expenses for the Restricted Group in the second quarter of 2014 decreased by approximately 8% to $141.3 million from $153.6 million in the comparative period of 2013, primarily due to lower sales volumes and lower fiber costs.

In the second quarter of 2014, operating depreciation and amortization for the Restricted Group was $10.6 million, compared to $10.8 million in the same quarter last year. Selling, general and administrative expenses for the Restricted Group were $8.6 million, compared to $7.4 million in the same period of 2013.

Transportation costs for the Restricted Group decreased to $15.1 million in the second quarter of 2014 from $16.1 million in the same quarter last year. The decrease was due to lower sales volumes, partially offset by higher costs per tonne at our Celgar mill resulting from limitations on rail car availability.

Overall, per unit fiber costs of the Restricted Group in the second quarter of 2014 decreased by approximately 10% compared to the same period in 2013. During the second quarter of 2014, fiber costs at both our Rosenthal and Celgar mills were lower than the comparative period in 2013. Fiber costs at our Celgar mill decreased as a result of strong sawmill activity in the region. For the third quarter, we currently expect fiber costs at our Celgar mill to increase slightly and our fiber costs at our Rosenthal mill to be slightly lower.

In the second quarter of 2014, the Restricted Group reported operating income of $3.0 million, compared to an operating loss of $7.7 million in the second quarter of 2013, primarily due to higher pulp sales realizations and lower fiber costs, partially offset by lower sales volumes.

Interest expense for the Restricted Group increased to $8.5 million in the second quarter of 2014 from $7.7 million in the same quarter of last year. The increase is due to the additional Senior Notes issued in July 2013.

In the second quarter of 2013, the Restricted Group also recorded a loss on derivative instruments of approximately $0.6 million related to two fixed price pulp swap contracts entered into in the fourth quarter of 2012. Such contracts matured in December 2013.

FORM 10-Q

QUARTERLY REPORT - PAGE 39

During the second quarter of 2014, the Restricted Group recorded $4.0 million of income tax expense, compared to income tax expense of $0.8 million in the same period last year.

The net loss reported by the Restricted Group for the second quarter of 2014 was $9.6 million, compared to a net loss of $14.7 million in the same period last year.

In the second quarter of 2014, the Restricted Group’s Operating EBITDA increased to $13.7 million from $3.1 million in the same quarter of 2013. Operating EBITDA is defined as operating income (loss) plus depreciation and amortization and non-recurring capital asset impairment charges. Operating EBITDA has significant limitations as an analytical tool, and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. See the discussion of our consolidated results for the three months ended June 30, 2014 for additional information relating to such limitations of Operating EBITDA.

The following table provides a reconciliation of net income (loss) to operating income (loss) and Operating EBITDA for the Restricted Group for the periods indicated:

	Three Months Ended June 30,
	2014	2013
	(in thousands)
Restricted Group(1)
Net income (loss)	$(9,595)	$(14,661)
Income tax provision	4,033	795
Interest expense	8,548	7,685
(Gain) loss on derivative instruments	-	551
Other (income) expense	(26)	(2,118)

Operating income (loss)	2,960	(7,748)
Add: Depreciation and amortization	10,714	10,878

Operating EBITDA	$13,674	$3,130

(1)	See Note 14 of the interim consolidated financial statements included elsewhere herein for a reconciliation to our consolidated results.

Restricted Group Results — Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

Total revenues for the Restricted Group increased by approximately 2% to $294.0 million in the first half of 2014, compared to $287.6 million in the same period of 2013, primarily due to higher pulp revenues.

Pulp revenues for the Restricted Group for the six months ended June 30, 2014 increased to $277.4 million from $270.3 million in the comparative period of 2013, primarily due to higher pulp sales realizations, partially offset by lower sales volumes.

Energy and chemical revenues decreased by approximately 4% in the first half of 2014 to $16.5 million from $17.2 million in the same period last year, primarily as a result of lower pulp production at our Celgar mill.

Average list prices for NBSK pulp in Europe were approximately $923 per ADMT in the six months ended June 30, 2014, compared to $844 per ADMT in the same period last year. In the first half of 2014, average pulp sales realizations for the Restricted Group increased by approximately 8% to $726 per ADMT from $673 per ADMT in the same period last year, primarily due to higher pulp prices.

FORM 10-Q

QUARTERLY REPORT - PAGE 40

Pulp production for the Restricted Group decreased marginally to 395,975 ADMTs in the first half of 2014 from 397,692 ADMTs in the same period of 2013. We had ten days (approximately 14,000 ADMTs) of scheduled maintenance downtime at our Celgar mill in the first half of 2014. Our Rosenthal mill’s annual maintenance shutdown is scheduled for September 2014.

Pulp sales volumes of the Restricted Group decreased by approximately 5% to 382,292 ADMTs in the first half of 2014 from 401,771 ADMTs in the comparative period of 2013.

Costs and expenses for the Restricted Group in the first half of 2014 decreased by approximately 7% to $269.7 million from $290.2 million in the comparative period of 2013, primarily due to the impact of lower sales volumes and lower fiber costs.

In the first half of 2014, operating depreciation and amortization for the Restricted Group was $21.2 million, compared to $21.6 million in the same period last year. Selling, general and administrative expenses for the Restricted Group were $15.1 million, compared to $14.9 million in the same period of 2013.

Transportation costs for the Restricted Group decreased to $28.8 million in the first half of 2014 from $31.4 million in the same period last year. The decrease was due to lower sales volumes and the impact of a stronger U.S. dollar relative to the Canadian dollar, partially offset by higher costs per tonne at our Celgar mill resulting from limitations on rail car availability.

Overall, per unit fiber costs of the Restricted Group in the first half of 2014 decreased by approximately 5% compared to the same period in 2013. During the first half of 2014, fiber costs at our Rosenthal mill were higher than the comparative period in 2013 due to the impact of a weaker U.S. dollar relative to the Euro. Fiber costs at our Celgar mill decreased as a result of strong sawmill activity in the region. For the third quarter, we currently expect fiber costs at our Celgar mill to increase slightly and our fiber costs at our Rosenthal mill to be slightly lower.

In the first half of 2014, the Restricted Group reported operating income of $24.2 million, compared to an operating loss of $2.6 million in the same period of 2013, primarily due to higher pulp revenues and lower fiber costs at our Celgar mill.

Interest expense for the Restricted Group increased to $17.1 million in the first half of 2014 from $15.4 million in the same period of last year. The increase is due to the additional Senior Notes issued in July 2013.

In the first half of 2013, the Restricted Group also recorded a loss on derivative instruments of approximately $1.0 million related to two fixed price pulp swap contracts entered into in the fourth quarter of 2012. Such contracts matured in December 2013.

During the first half of 2014, the Restricted Group recorded $5.8 million of income tax expense, compared to income tax expense of $2.1 million in the same period last year.

Net income reported by the Restricted Group for the first half of 2014 was $1.5 million, compared to a net loss of $17.0 million in the same period last year.

FORM 10-Q

QUARTERLY REPORT - PAGE 41

In the first half of 2014, the Restricted Group’s Operating EBITDA increased to $45.6 million from $19.2 million in the same period of 2013. Operating EBITDA is defined as operating income (loss) plus depreciation and amortization and non-recurring capital asset impairment charges. Operating EBITDA has significant limitations as an analytical tool, and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. See the discussion of our consolidated results for the three months ended June 30, 2014 for additional information relating to such limitations of Operating EBITDA.

The following table provides a reconciliation of net income (loss) to operating income (loss) and Operating EBITDA for the Restricted Group for the periods indicated:

	Six Months Ended June 30,
	2014	2013
	(in thousands)
Restricted Group(1)
Net income (loss)	$1,532	$(17,028)
Income tax provision	5,785	2,137
Interest expense	17,066	15,430
(Gain) loss on derivative instruments	-	1,007
Other (income) expense	(138)	(4,145)

Operating income (loss)	24,245	(2,599)
Add: Depreciation and amortization	21,373	21,776

Operating EBITDA	$45,618	$19,177

(1)  See Note 14 of the interim consolidated financial statements included elsewhere herein for a reconciliation to our consolidated results.

Liquidity and Capital Resources of the Restricted Group

The following table is a summary of selected financial information for the Restricted Group as at the dates indicated:

	As at June 30, 2014	As at December 31, 2013
	(in thousands)
Restricted Group Financial Position(1)
Cash and cash equivalents	$157,418	$82,910
Working capital	$277,973	$211,749
Total assets	$936,001	$858,824
Long-term liabilities	$406,669	$394,821
Total equity	$464,539	$412,033

(1)	See Note 14 of the interim consolidated financial statements included elsewhere herein for a reconciliation to our consolidated results.

At June 30, 2014, cash and cash equivalents for the Restricted Group increased to $157.4 million from $82.9 million at the end of 2013. On April 2, 2014, we completed the 2014 Equity Offering for net proceeds of approximately $53.6 million. We currently expect to use approximately $20.0 million of the net proceeds from this offering to further capitalize our Stendal mill to provide it with greater operational and financial flexibility.

As at June 30, 2014, we had approximately €28.4 million and C$38.3 million available under our Rosenthal and Celgar revolving credit facilities, respectively.

FORM 10-Q

QUARTERLY REPORT - PAGE 42

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

Our significant accounting policies are disclosed in Note 1 to our annual report on Form 10-K for the fiscal year ended December 31, 2013. While all of the significant accounting policies are important to the consolidated financial statements, some of these policies may be viewed as having a high degree of judgment. On an ongoing basis, using currently available information, management reviews its estimates, including those related to the accounting for, among other things, doubtful accounts and reserves, depreciation and amortization, future cash flows associated with impairment testing for long-lived assets, derivative financial instruments, legal liabilities, asset retirement obligations, pensions and post-retirement benefit obligations, income taxes, contingencies, and inventory obsolescence and provisions. Actual results could differ materially from these estimates, and changes in these estimates are recorded when known.

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

FORM 10-Q

QUARTERLY REPORT - PAGE 43

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

FORM 10-Q

QUARTERLY REPORT - PAGE 44

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

Demand for pulp has historically been determined primarily by general global macro-economic conditions and has been closely tied to overall business activity. From 2006 to mid-2008, pulp prices steadily improved. However, the global economic crisis in the latter half of 2008 resulted in a sharp decline of pulp prices from a high of $900 per ADMT to $635 per ADMT at the end of 2008. Pulp prices began to increase in the second half of 2009 and continued to increase to record levels through June of 2010, before declining slightly in the fourth quarter of 2010. Pulp prices again rebounded to record levels in the first half of 2011 but declined sharply in the latter part of the year, primarily due to economic uncertainty in Europe and credit tightening in China. Economic uncertainty in Europe and China, respectively, impacted both demand and prices. In 2012, list prices were on average approximately 15% lower than 2011. In 2013, list prices were approximately 6% higher than 2012. During the six months ended June 30, 2014, pulp prices marginally increased in Europe and North America and marginally decreased in China. As at June 30, 2014, list prices for NBSK pulp were approximately $925 per ADMT in Europe, $1,030 per ADMT in North America and $720 per ADMT in China.

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

FORM 10-Q

QUARTERLY REPORT - PAGE 45

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

During the six months ended June 30, 2014, we recorded an unrealized gain of approximately $5.8 million on our outstanding interest rate derivative, compared to an unrealized gain of $14.3 million in the same period of 2013.

In November 2012, we entered into two fixed price pulp swap contracts with a bank. Under the terms of these contracts, 3,000 metric tonnes of pulp per month were fixed at prices with a range from $880 to $890 per metric tonne. We recorded a loss of approximately $1.0 million related to these swap contracts in the six months ended June 30, 2013. These contracts matured in December 2013.

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

As of June 30, 2014, there have been no material changes to the factors disclosed in Item 1A. Risk Factors in our latest annual report on Form 10-K for the fiscal year ended December 31, 2013.

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

101

The following financial statements from the Company’s Form 10-Q for the fiscal quarter ended June 30, 2014, formatted in XBRL: (i) Interim Consolidated Balance Sheets; (ii) Interim Consolidated Statements of Operations; (iii) Interim Consolidated Statements of Retained Earnings; (iv) Interim Consolidated Statements of Comprehensive Income; (v) Interim Consolidated Statements of Cash Flows; and (vi) Notes to Interim Consolidated Financial Statements.

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

Date: August 1, 2014

FORM 10-Q

QUARTERLY REPORT - PAGE 51