Form 10-Q
period 2014-09-30
MERCER INTERNATIONAL INC.
filed 2014-10-31
CIK 1333274

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ]                     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

The Registrant had 64,273,288 shares of common stock outstanding as at October 30, 2014.

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MERCER INTERNATIONAL INC.

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014

(Unaudited)

FORM 10-Q

QUARTERLY REPORT - PAGE 2

MERCER INTERNATIONAL INC.

INTERIM CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands of U.S. dollars)

	September 30, 2014	December 31, 2013
ASSETS
Current assets
Cash and cash equivalents	$239,923	$147,728
Receivables	139,326	135,893
Inventories (Note 2)	154,204	170,908
Prepaid expenses and other	10,052	10,918
Deferred income tax (Note 5)	10,625	6,326

Total current assets	554,130	471,773

Long-term assets
Property, plant and equipment	923,993	1,038,631
Deferred note issuance costs and other	20,402	20,998
Deferred income tax (Note 5)	49,391	17,157

	993,786	1,076,786

Total assets	$1,547,916	$1,548,559

LIABILITIES
Current liabilities
Accounts payable and other	$111,151	$103,814
Pension and other post-retirement benefit obligations (Note 4)	1,262	1,330
Debt (Note 3)	32,308	60,355

Total current liabilities	144,721	165,499

Long-term liabilities
Debt (Note 3)	815,145	919,017
Interest rate derivative liability (Note 12)	34,036	46,517
Pension and other post-retirement benefit obligations (Note 4)	32,999	35,466
Capital leases and other	21,170	19,293
Deferred income tax	24,729	14,450

	928,079	1,034,743

Total liabilities	1,072,800	1,200,242

EQUITY
Shareholders’ equity
Share capital (Note 6)	386,338	328,549
Paid-in capital	4,221	(11,756)
Retained earnings	97,009	10,815
Accumulated other comprehensive income (loss) (Note 10)	(12,452)	31,470

Total shareholders’ equity	475,116	359,078

Noncontrolling interest (deficit) (Note 11)	-	(10,761)

Total equity	475,116	348,317

Total liabilities and equity	$1,547,916	$1,548,559

Commitments and contingencies (Note 14)
Subsequent event (Note 3(c))

The accompanying notes are an integral part of these interim consolidated financial statements.

FORM 10-Q

QUARTERLY REPORT - PAGE 3

MERCER INTERNATIONAL INC.

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands of U.S. dollars, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues
Pulp	$276,959	$246,657	$814,947	$737,641
Energy and chemicals	24,651	22,561	77,540	68,062

	301,610	269,218	892,487	805,703
Costs and expenses
Operating costs	222,831	220,160	689,600	682,507
Operating depreciation and amortization	19,314	19,394	58,784	58,111

	59,465	29,664	144,103	65,085
Selling, general and administrative expenses	11,279	12,505	34,653	36,488
Restructuring expenses (Note 9)	-	3,855	-	3,855

Operating income	48,186	13,304	109,450	24,742

Other income (expense)
Interest expense	(17,456)	(17,254)	(52,071)	(51,784)
Gain on settlement of debt (Note 3(e))	31,851	-	31,851	-
Gain (loss) on derivative instruments (Note 12)	3,447	2,645	9,224	15,930
Other income (expense)	(3,408)	226	(3,484)	142

Total other income (expense)	14,434	(14,383)	(14,480)	(35,712)

Income (loss) before income taxes	62,620	(1,079)	94,970	(10,970)
Income tax benefit (provision)
Current	(1,106)	(1,380)	(2,633)	2,664
Deferred (Note 5)	30,305	133	25,424	(5,871)

Net income (loss)	91,819	(2,326)	117,761	(14,177)
Less: net income attributable to noncontrolling interest	(3,482)	(640)	(7,812)	(2,365)

Net income (loss) attributable to common shareholders	$88,337	$(2,966)	$109,949	$(16,542)

Net income (loss) per share attributable to common shareholders (Note 8)
Basic	$1.38	$(0.05)	$1.79	$(0.30)
Diluted	$1.37	$(0.05)	$1.78	$(0.30)

The accompanying notes are an integral part of these interim consolidated financial statements.

FORM 10-Q

QUARTERLY REPORT - PAGE 4

MERCER INTERNATIONAL INC.

INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands of U.S. dollars)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income (loss)	$91,819	$(2,326)	$117,761	$(14,177)

Other comprehensive income (loss), net of taxes
Foreign currency translation adjustment (net of tax effect of $838, ($1,110), $886, ($730))	(41,527)	18,728	(44,506)	(721)
Change in unrecognized losses and prior service costs related to defined benefit plans (net of tax effect of $nil in all periods)	197	356	587	1,212
Change in unrealized gains (losses) on marketable securities (net of tax effect of $nil in all periods)	(14)	(2)	(3)	(24)

Other comprehensive income (loss), net of taxes	(41,344)	19,082	(43,922)	467

Total comprehensive income (loss)	50,475	16,756	73,839	(13,710)
Comprehensive income attributable to noncontrolling interest	(3,482)	(640)	(7,812)	(2,365)

Comprehensive income (loss) attributable to common shareholders	$46,993	$16,116	$66,027	$(16,075)

The accompanying notes are an integral part of these interim consolidated financial statements.

FORM 10-Q

QUARTERLY REPORT - PAGE 5

MERCER INTERNATIONAL INC.

INTERIM CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(In thousands of U.S. dollars)

	Common shares

	Number of Shares (thousands of shares)	Par Value	Amount Paid in Excess of Par Value	Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Shareholders’ Equity	Noncontrolling Interest (Deficit)	Total Equity
Balance at December 31, 2013	55,854	$55,580	$272,969	$(11,756)	$10,815	$31,470	$359,078	$(10,761)	$348,317
Shares issued through public share offering	8,050	8,050	45,808	-	-	-	53,858	-	53,858
Shares issued on grants of restricted shares	38	78	703	(781)	-	-	-	-	-
Shares issued on grants of performance shares	332	332	2,818	(3,150)	-	-	-	-	-
Stock compensation expense	-	-	-	923	-	-	923	-	923
Net income (loss)	-	-	-	-	109,949	-	109,949	7,812	117,761
Foreign currency translation adjustments	-	-	-	-	-	(44,506)	(44,506)	-	(44,506)
Acquisition of noncontrolling interest in the Stendal mill (Note 11)	-	-	-	18,985	(23,755)	-	(4,770)	2,949	(1,821)
Change in unrecognized losses and prior service costs related to defined benefit plans	-	-	-	-	-	587	587	-	587
Change in unrealized losses on marketable securities	-	-	-	-	-	(3)	(3)	-	(3)

Balance at September 30, 2014	64,274	$64,040	$322,298	$4,221	$97,009	$(12,452)	$475,116	$-	$475,116

The accompanying notes are an integral part of these interim consolidated financial statements.

FORM 10-Q

QUARTERLY REPORT - PAGE 6

MERCER INTERNATIONAL INC.

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands of U.S. dollars)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Cash flows from (used in) operating activities
Net income (loss)	$91,819	$(2,326)	$117,761	$(14,177)
Adjustments to reconcile net income (loss) to cash flows from operating activities
Gain on settlement of debt	(31,851)	-	(31,851)	-
Unrealized loss (gain) on derivative instruments	(3,447)	(3,200)	(9,224)	(16,830)
Depreciation and amortization	19,397	19,476	59,035	58,363
Deferred income taxes	(30,305)	(133)	(25,424)	5,871
Stock compensation expense	592	821	923	1,573
Pension and other post-retirement expense, net of funding	(507)	165	(82)	602
Other	5,890	616	7,394	3,444
Changes in working capital
Receivables	(14,439)	(870)	(17,254)	14,952
Inventories	(147)	(20,058)	5,186	(9,690)
Accounts payable and accrued expenses	19	11,973	14,199	23,831
Other	(172)	76	(2,846)	(8,449)

Net cash from (used in) operating activities	36,849	6,540	117,817	59,490

Cash flows from (used in) investing activities
Purchase of property, plant and equipment	(9,418)	(9,298)	(22,135)	(38,692)
Purchase of intangible assets	(1,135)	-	(3,590)	-
Other	(418)	307	(145)	327

Net cash from (used in) investing activities	(10,971)	(8,991)	(25,870)	(38,365)

Cash flows from (used in) financing activities
Repayment of debt	(14,683)	(29,994)	(45,224)	(56,414)
Proceeds from issuance of notes and borrowings of debt	-	52,250	-	74,473
Proceeds from issuance of shares	(84)	-	53,858	-
Repayment of capital lease obligations	(580)	(526)	(1,772)	(1,972)
Proceeds from sale and lease-back transactions	-	-	1,047	-
Proceeds from (repayment of) credit facilities, net	-	(16,094)	-	966
Payment of note issuance costs	(592)	(2,364)	(592)	(2,364)
Proceeds from government grants	2,028	-	6,086	5,413

Net cash from (used in) financing activities	(13,911)	3,272	13,403	20,102

Effect of exchange rate changes on cash and cash equivalents	(13,067)	5,865	(13,155)	2,917

Net increase (decrease) in cash and cash equivalents	(1,100)	6,686	92,195	44,144
Cash and cash equivalents, beginning of period	241,023	174,897	147,728	137,439

Cash and cash equivalents, end of period	$239,923	$181,583	$239,923	$181,583

The accompanying notes are an integral part of these interim consolidated financial statements.

FORM 10-Q

QUARTERLY REPORT - PAGE 7

MERCER INTERNATIONAL INC.

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Unaudited)

(In thousands of U.S. dollars)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Supplemental disclosure of cash flow information
Cash paid during the period for
Interest	$2,903	$3,217	$35,792	$35,352
Income taxes	$498	$2,604	$2,316	$4,611

Supplemental schedule of non-cash investing and financing activities
Acquisition of production and other equipment under capital lease obligations	$(7)	$1,060	$611	$1,605
Increase (decrease) in accounts payable and accrued purchases for property, plant and equipment	$(1,040)	$(1,878)	$(3,334)	$(5,086)
Increase (decrease) in receivables of government grants for long-term assets	$33	$-	$(2,929)	$-

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

In May 2014, the FASB issued ASU 2014-09, “Revenue Recognition - Revenue from Contracts with Customers” (ASU 2014-09) that requires companies to recognize revenue when a customer obtains control rather than when companies have transferred substantially all risks and rewards of a good or service. This update is effective for annual reporting periods beginning on or after December 15, 2016 and interim periods therein and requires expanded disclosures. The Company is currently assessing the impact the adoption of ASU 2014-09 will have on its consolidated financial statements.

Note 2. Inventories

	September 30, 2014	December 31, 2013
Raw materials	$64,980	$66,356
Finished goods	39,274	54,982
Spare parts and other	49,950	49,570

	$154,204	$170,908

Note 3. Debt

Debt consists of the following:

	September 30, 2014	December 31, 2013
Note payable to bank, included in a total loan credit facility of €828.0 million to finance the construction related to the Stendal mill (a)	$483,535	$568,945
Senior notes, interest at 9.50% accrued and payable semi-annually, unsecured (b)	335,995	336,382
Credit agreement with a lender with respect to a revolving credit facility of C$40.0 million (c)	-	-
Term bank facility for a project at the Stendal mill of €17.0 million (d)	15,295	21,179
Loans payable to a noncontrolling shareholder of the Stendal mill (e)	-	52,117
Payment-in-kind note (e)	12,628	-
Investment loan agreement with a lender with respect to a project at the Rosenthal mill of €4.4 million (f)	-	749
Credit agreement with a bank with respect to a revolving credit facility of €25.0 million (g)	-	-
Credit agreement with a bank with respect to a revolving credit facility of €5.0 million (h)	-	-

	847,453	979,372
Less: current portion	(32,308)	(60,355)

Debt, less current portion	$815,145	$919,017

FORM 10-Q

QUARTERLY REPORT - PAGE 10

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except per share data)

Note 3. Debt (continued)

As of September 30, 2014, the maturities of debt are as follows:

Matures	Amount
2014	$-
2015	44,936
2016	32,308
2017	770,209
2018	-
Thereafter	-

$847,453

Certain of the Company’s debt instruments were issued under an indenture which, among other things, restricts its ability and the ability of its restricted subsidiaries to make certain payments. These limitations are subject to specific exceptions. As at September 30, 2014, the Company was in compliance with the terms of the indenture.

(a)

Note payable to bank, included in a total loan facility of €828.0 million to finance the construction related to the Stendal mill (“Stendal Loan Facility”), interest at rates varying from Euribor plus 0.90% to Euribor plus 1.80% (rates on amounts of borrowing at September 30, 2014 range from 1.23% to 1.98%), principal due in required installments beginning September 30, 2006 until September 30, 2017, collateralized by the gross assets of the Stendal mill, with 48% and 32% guaranteed by the Federal Republic of Germany and the State of Saxony-Anhalt, respectively, of up to €322.9 million of the outstanding principal, subject to a debt service reserve account (“DSRA”) for purposes of paying amounts due in the following 12 months under the terms of the Stendal Loan Facility; payment of dividends is only permitted if certain cash flow requirements are met. See Note 12 – Derivative Transactions for a discussion of the Company’s variable-to-fixed interest rate swap that was put in place to effectively fix the interest rate on the Stendal Loan Facility.

On March 13, 2009, the Company finalized an agreement with its lenders to amend its Stendal Loan Facility. The amendment deferred approximately €164.0 million of scheduled principal payments until the maturity date, September 30, 2017. The amendment also provided for a 100% cash sweep, referred to as the “Cash Sweep”, of any cash, in excess of a €15.0 million working capital reserve and other amounts as contemplated in the amendment, held by Stendal which will be used first to fund the DSRA to a level sufficient to service the amounts due and payable under the Stendal Loan Facility during the then following 12 months, which means the DSRA is “Fully Funded”, and second to prepay the deferred principal amounts. As at September 30, 2014, the DSRA balance was €16.0 million and was not Fully Funded.

On March 14, 2014, the Stendal mill received a waiver under the Stendal Loan Facility and Project Blue Mill facility (Note 3(d)) which: postpones the testing date of its senior debt cover ratio to September 30, 2014 from June 30, 2014 and delivery of its report thereon by November 15, 2014; and confirms that any contributed capital to the Stendal Mill shall qualify as an “equity cure” in the event that the Stendal mill is not in compliance with its financial ratio covenants.

On September 25, 2014, the Stendal mill amended its Stendal Loan Facility and Project Blue Mill facility to provide greater financial flexibility to Stendal. Such amendments include, among other things, loosening the financial covenant ratios Stendal must meet and reducing the scheduled principal repayments under the Stendal Loan Facility by 50% while retaining its current Cash Sweep. In connection with such amendments, the Company provided Stendal with additional capital of $20,000 in September 2014.

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

(c)

Credit agreement with respect to a revolving credit facility of up to C$40.0 million for the Celgar mill. The credit facility matures May 2016. Borrowings under the credit facility are collateralized by the mill’s inventory and receivables and are restricted by a borrowing base calculated on the mill’s inventory and receivables. Canadian dollar denominated amounts bear interest at bankers acceptance plus 1.75% or Canadian prime plus 0.25%. U.S. dollar denominated amounts bear interest at LIBOR plus 1.75% or U.S. base plus 0.25%. As at September 30, 2014, C$1.7 million of this facility was supporting letters of credit and approximately C$38.3 million was available.

In October 2014, the Company amended the credit facility including extending its maturity date to May 2019 and reducing the applicable margin on interest rates for Canadian and U.S. dollar denominated balances by 0.25%.

(d)

A €17.0 million amortizing term facility to partially finance a project, referred to as “Project Blue Mill”. The facility, 80% of which is guaranteed by the State of Saxony-Anhalt, bears interest at a rate of Euribor plus 3.5% per annum. The interest period for the facility, at the choice of the Company, will be of one, three or six months duration and interest is paid on the last day of the interest period selected. The facility, together with accrued interest, is scheduled to mature in September 2017. The facility is being repaid semi-annually, commencing September 30, 2013, is collateralized by the gross assets of the Stendal mill, and is non-recourse to Mercer Inc. As at September 30, 2014, the facility was accruing interest at a rate of 3.68%.

As part of this term facility, the Company was required to open an investment account with the lender for the purpose of managing project costs and is required to deposit all funding associated with Project Blue Mill in this account. As at September 30, 2014, the balance in the investment account was $5,430.

(e)

On September 30, 2014, the Company settled all of the shareholders loans for €12.5 million ($15,785), of which approximately €2.5 million ($3,157) is payable in cash and €10.0 million ($12,628) by way of a payment-in-kind note which matures in October 2015. The payment-in-kind note bears no interest for the six month period beginning on October 1, 2014 and 8.00% thereafter and can be paid in cash or shares of the Company’s common stock at the Company’s election. The settlement of debt resulted in a gain of $31,851 recorded in the Consolidated Statement of Operations.

FORM 10-Q

QUARTERLY REPORT - PAGE 12

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except per share data)

Note 3. Debt (continued)

(f)	A €4.4 million investment loan agreement with a lender relating to the wash press project at the Rosenthal mill that matured in February 2014.

(g)

A €25.0 million working capital facility at the Rosenthal mill that matures in October 2016. Borrowings under the facility are collateralized by the mill’s inventory and receivables and bear interest at Euribor plus 3.50%. As at September 30, 2014, approximately €0.4 million of this facility was supporting bank guarantees leaving approximately €24.6 million available.

(h)

A €5.0 million facility at the Rosenthal mill that matures in December 2015. Borrowings under this facility bear interest at the rate of the three-month Euribor plus 3.50% and are secured by certain land at the Rosenthal mill. As at September 30, 2014 approximately €1.2 million of this facility was supporting bank guarantees leaving approximately €3.8 million available.

Note 4. Pension and Other Post-Retirement Benefit Obligations

Included in pension and other post-retirement benefit obligations are amounts related to the Company’s Celgar and Rosenthal mills. The largest component of this obligation is with respect to the Celgar mill which maintains a defined benefit pension plan and post-retirement benefit plans for certain employees (“Celgar Plans”).

Pension benefits are based on employees’ earnings and years of service. The Celgar Plans are funded by contributions from the Company based on actuarial estimates and statutory requirements. Pension contributions during the three and nine month periods ended September 30, 2014 totaled $724 and $1,950, respectively (2013 – $624 and $1,809).

Effective December 31, 2008, the defined benefit plan was closed to new members. In addition, the defined benefit service accrual ceased on December 31, 2008, and members began to receive pension benefits, at a fixed contractual rate, under a new defined contribution plan effective January 1, 2009. During the three and nine month periods ended September 30, 2014, the Company made contributions of $157 and $556 respectively (2013 – $196 and $578) to this plan.

	Three Months Ended September 30,
	2014		2013
	Pension Benefits	Post- Retirement Benefits	Pension Benefits	Post- Retirement Benefits
Service cost	$31	$183	$33	$187
Interest cost	466	316	456	276
Expected return on plan assets	(564)	-	(529)	-
Recognized net loss (income)	200	(3)	357	29

Net periodic benefit cost	$133	$496	$317	$492

	Nine Months Ended September 30,
	2014		2013
	Pension Benefits	Post- Retirement Benefits	Pension Benefits	Post- Retirement Benefits
Service cost	$92	$548	$103	$569
Interest cost	1,390	942	1,386	837
Expected return on plan assets	(1,684)	-	(1,610)	-
Recognized net loss (income)	596	(9)	1,086	88

Net periodic benefit cost	$394	$1,481	$965	$1,494

FORM 10-Q

QUARTERLY REPORT - PAGE 13

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except per share data)

Note 4. Pension and Other Post-Retirement Benefit Obligations (continued)

Multiemployer Plan

The Company participates in a multiemployer plan for the hourly-paid employees at the Celgar mill. The contributions to the plan are determined based on a percentage of pensionable earnings pursuant to a collective bargaining agreement. The Company has no current or future contribution obligations in excess of the contractual contributions. The contributions during the three and nine month periods ended September 30, 2014 totaled $392 and $1,413, respectively (2013 – $490 and $1,490).

Note 5. Income Taxes

As at September 30, 2014, the Company assessed whether it is more likely than not that the deferred tax assets will be realized. This assessment is based on the review of all available positive and negative evidence, including future reversals of existing taxable temporary differences, estimates of future taxable income, past operating results and prudent and feasible tax planning strategies. This assessment indicated that it is more likely than not that the Stendal deferred tax assets will be realized as Stendal demonstrated improved earnings resulting in three-year historical cumulative pre-tax income and has forecasted taxable income for the foreseeable future. Accordingly, the Company reversed its valuation allowance of $31,285 for Stendal and recognized all of its deferred tax assets.

The following table summarizes the changes in valuation allowances related to net deferred tax assets:

Balance at January 1, 2014	$140,768
Additions (reversals)
United States	9,407
Canada	(3,092)
Germany	(54,747)
The impact of changes in foreign exchange rates	(2,819)

Balance at September 30, 2014	$89,517

The valuation allowance reversal in Canada primarily relates to the book and tax differences of property, plant and equipment. The valuation allowance reversal in Germany primarily relates to the recognition of all of Stendal’s deferred tax assets, as discussed above, and the book and tax difference for the treatment of the gain on settlement of debt.

The Company has recognized all deferred tax assets for its German entities and has not recognized deferred tax assets for its United States or Canadian entities.

Note 6. Share Capital

Common shares

The Company has authorized 200,000,000 common shares with a par value of $1 per share.

As at September 30, 2014, the Company had approximately 64,274,000 common shares issued and outstanding. As at December 31, 2013, the Company had 55,853,704 common shares issued and outstanding. During the nine months ended September 30, 2014, the Company issued 38,000 restricted shares to directors of the Company and 331,584 shares were issued to employees of the Company as part of the share based performance plan.

On April 2, 2014, the Company issued an aggregate of 8,050,000 common shares by way of public offering at a price of $7.15 per share for net proceeds of $53,858 after deducting the underwriters’ discounts and offering expenses. In September 2014, the Company contributed $20,000 of the net proceeds to further capitalize the Stendal mill. The Company intends to use the balance of the net proceeds for capital expenditures, including expansion of our wood procurement and logistics operations in Germany, and for general corporate purposes.

FORM 10-Q

QUARTERLY REPORT - PAGE 14

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except per share data)

Note 7. Stock-Based Compensation

In June 2010, the Company adopted a stock incentive plan (the “2010 Plan”) which provides for options, restricted stock rights, restricted shares, performance shares, performance share units (“PSUs”) and stock appreciation rights to be awarded to employees, consultants and non-employee directors. During the three and nine months ended September 30, 2014, there were no changes to the issued and outstanding options, restricted stock rights, performance shares or stock appreciation rights. In May 2014, the Board of Directors of the Company approved an additional 2.0 million common shares be available for grant pursuant to the 2010 Plan. As at September 30, 2014, after factoring in all allocated shares, there remain approximately 2.5 million common shares available for grant.

PSUs

PSUs comprise rights to receive common shares at a future date that are contingent on the Company and the grantee achieving certain performance objectives. The performance objective periods are generally three years or less.

The fair value of PSUs is recorded as compensation expense over the requisite service period. For PSUs which have the same grant and service inception date, the fair value is based upon the targeted number of shares to be awarded and the quoted market price of the Company’s shares at that date. For PSUs where the service inception date precedes the grant date, the fair value is based upon the targeted number of shares awarded and the quoted price of the Company’s shares at each reporting date up to the grant date. The target number of shares is determined using management’s best estimate. The final determination of the number of shares to be granted is made by the Company’s Board of Directors. For the three and nine month periods ended September 30, 2014, the Company recognized an expense of $449 and $503, respectively related to PSUs (2013 – expense of $648, and $1,049).

The following table summarizes PSU activity during the period:

Number of PSUs
Outstanding at January 1, 2013	786,129
Granted	40,499
Forfeited	(35,196)

Outstanding at December 31, 2013	791,432
Granted	657,554
Vested and issued	(331,584)
Expired	(139,240)

Outstanding at September 30, 2014	978,162

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

Expense recognized for the three and nine month periods ended September 30, 2014 was $143 and $420, respectively (2013 – $173 and $524). As at September 30, 2014, the total remaining unrecognized compensation cost related to restricted stock amounted to approximately $427 (2013 – $680), which will be amortized over the remaining vesting periods.

FORM 10-Q

QUARTERLY REPORT - PAGE 15

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except per share data)

Note 7. Stock-Based Compensation (continued)

The following table summarizes restricted share activity during the period:

Number of Restricted Shares
Outstanding at January 1, 2013	196,500
Granted	38,000
Vested	(76,500)

Outstanding at December 31, 2013	158,000
Granted	38,000
Vested	(78,000)

Outstanding at September 30, 2014	118,000

Note 8. Net Income (Loss) Per Share Attributable to Common Shareholders

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income (loss) attributable to common shareholders:
Basic and diluted	$88,337	$(2,966)	$109,949	$(16,542)

Net income (loss) per share attributable to common shareholders:
Basic	$1.38	$(0.05)	$1.79	$(0.30)

Diluted	$1.37	$(0.05)	$1.78	$(0.30)

Weighted average number of common shares outstanding:
Basic (1)	64,155,288	55,695,704	61,290,986	55,666,470
Effect of dilutive instruments:
PSUs	325,802	-	407,898	-
Restricted shares	69,432	-	76,960	-
Stock options	18,967	-	13,278	-

Diluted	64,569,489	55,695,704	61,789,122	55,666,470

(1) For the three and nine month periods ended September 30, 2014, the basic weighted average number of shares excludes 118,000 restricted shares which have been issued, but have not vested as at September 30, 2014 (2013 – 158,000 restricted shares).

The calculation of diluted net income (loss) per share attributable to common shareholders does not assume the exercise of any instruments that would have an anti-dilutive effect on net income (loss) per share. The following table summarizes the instruments excluded from the calculation of net income (loss) per share attributable to common shareholders because they were anti-dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
PSUs	-	821,939	-	821,939
Restricted shares	-	158,000	-	158,000
Stock options	-	75,000	-	75,000

FORM 10-Q

QUARTERLY REPORT - PAGE 16

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except per share data)

Note 9. Restructuring Expenses

In July 2013, the Company announced a workforce reduction at the Celgar mill. In connection with implementing this workforce reduction, during the year ended December 31, 2013, the Company recorded restructuring expenses of $5,029 for severance and other personnel expenses, such as termination benefits. As at September 30, 2014, the Company had a liability for these restructuring expenses of $516 in accounts payable and other.

In November 2013, the Company restructured the management team at the Stendal mill. In connection with this restructuring, during the year ended December 31, 2013, the Company recorded expenses of $1,386 for severance and other personnel expenses, such as termination benefits. As at September 30, 2014, the Company had a liability for these restructuring expenses of $177 in accounts payable and other.

During the nine month period ended September 30, 2014, the Company did not incur any significant additional expenses related to restructuring.

Note 10. Accumulated Other Comprehensive Income (Loss)

Changes in amounts included in our accumulated other comprehensive income by component are as follows:

	Foreign	Defined Benefit	Unrealized
	Currency	Pension and	Gains on
	Translation	Post-Retirement	Marketable
	Adjustments	Benefit Items	Securities	Total
Balance December 31, 2013	$47,756	$(16,414)	$128	$31,470

Other comprehensive income (loss) before reclassifications	(44,506)	-	(3)	(44,509)
Amounts reclassified from accumulated other comprehensive income	-	587	-	587

Other comprehensive income (loss), net of taxes	(44,506)	587	(3)	(43,922)

Balance September 30, 2014	$3,250	$(15,827)	$125	$(12,452)

Note 11. Noncontrolling Interest

In September 2014, concurrent with the settlement of the shareholder loans as discussed in Note 3(e) - Debt, the Company paid $442 (€0.35 million) to acquire substantially all of the shares of the noncontrolling interest and other rights in the Stendal mill. Accordingly, the Company has included the noncontrolling interest in its consolidated results subsequent to this transaction. The increase in ownership was accounted for as an equity transaction and as a result, the noncontrolling interest was reduced by $2,949 and retained earnings, which includes legal fees of approximately $200 associated with the transaction, was reduced by $4,770. In addition, the Company reclassified to retained earnings $18,985 from paid-in capital relating to losses associated with historical acquisitions of the noncontrolling interest in the Stendal mill.

Note 12. Derivative Transactions

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

Note 12. Derivative Transactions (continued)

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

The following table shows the derivative gains and losses by instrument type as they are recognized in gain (loss) on derivative instruments in the Consolidated Statement of Operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Interest rate derivative contract	$3,447	$4,045	$9,224	$18,337
Pulp price derivative contracts	-	(1,400)	-	(2,407)

	$3,447	$2,645	$9,224	$15,930

Note 13. Financial Instruments

The fair value of financial instruments is summarized as follows:

	September 30, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$239,923	$239,923	$147,728	$147,728
Marketable securities	$208	$208	$217	$217
Receivables	$139,326	$139,326	$135,893	$135,893
Accounts payable and other	$111,151	$111,151	$103,814	$103,814
Debt	$847,453	$863,413	$979,372	$980,982
Interest rate derivative contract – liability	$34,036	$34,036	$46,517	$46,517

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

Note 13. Financial Instruments (continued)

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

The following table presents a summary of the Company’s outstanding financial instruments and their estimated fair values under the hierarchy defined in Fair Value Measurements and Disclosures Topic of the FASB Accounting Standards Codification:

	Fair value measurements at September 30, 2014 using:
Description	Level 1	Level 2	Level 3	Total
Assets
Marketable securities	$208	$-	$-	$208

Liabilities
Interest rate derivative contract	$-	$34,036	$-	$34,036
Debt	-	351,955	511,458	863,413

	$-	$385,991	$511,458	$897,449

	Fair value measurements at December 31, 2013 using:
Description	Level 1	Level 2	Level 3	Total
Assets
Marketable securities	$217	$-	$-	$217

Liabilities
Interest rate derivative contract	$-	$46,517	$-	$46,517
Debt	-	367,405	613,577	980,982

	$-	$413,922	$613,577	$1,027,499

FORM 10-Q

QUARTERLY REPORT - PAGE 19

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except per share data)

Note 14. Commitments and Contingencies

(a)

Pursuant to an arbitration proceeding with the general construction contractor of the Stendal mill regarding certain warranty claims, the Company acted upon a bank guarantee for defect liability on civil works that was about to expire as provided in the engineering, procurement, and construction contract. On January 28, 2011, the Company received approximately €10.0 million ($13,606) (the “Guarantee Amount”), which was intended to compensate the Company for remediation work that was required at the Stendal mill. As civil works remediation steps were agreed to with the general construction contractor an agreed to portion of the payable was recorded in operating costs to offset the remediation expenditures. In July 2014, the Company reached a final settlement with the general construction contractor, and as a result repaid the remaining portion, approximately €0.4 million ($475), of the €10.0 million originally received.

(b)

The Company was involved in a property transfer tax dispute with respect to the Celgar mill. Celgar had previously paid the property transfer tax assessment. In July 2014, the Company lost its final appeal and accordingly reclassified C$3.9 million ($3,446) from prepaid expenses and other to property, plant and equipment in the Consolidated Balance Sheet. The Company will amortize this amount over the remaining useful life of the related assets.

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

(c)

In 2012, as a result of a regular tax field audit for the Stendal mill, German public authorities commenced a preliminary investigation into past managers of the mill relating to whether certain settlement amounts received by the Stendal mill in 2007, 2010 and 2011 from the main contractor under the Engineering, Procurement and Construction Contract for the construction of the Stendal mill should have reduced the assessment base for the original investment subsidies granted to the mill by German authorities. The payments were made by the contractor to the Stendal mill to settle certain warranty, performance and remediation claims that the Stendal mill made against the contractor after completion of mill construction in 2004. The amounts currently under review aggregate approximately €8.3 million ($10,500). Investment subsidies received by the Stendal mill were generally based upon a percentage of the assessment base for subsidies of the mill. If the settlement payments received by the Stendal mill result in a reduction of the assessment base for subsidies under applicable German rules there could be a proportionate reduction in the investment subsidies and the difference could be repayable by the Stendal mill. The Stendal mill believes that it has properly recorded the settlement amounts received from the contractor and that the same do not reduce the assessment base for subsidies of the mill. While it is not reasonably possible to predict the outcome of the legal action and claim, it is the opinion of management that the outcome will not have a material adverse effect on the consolidated financial condition, results of operations or liquidity of the Company.

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

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except per share data)

Note 15. Restricted Group Supplemental Disclosure

The terms of the indenture governing the Company’s Senior Notes require that it provides the results of operations and financial condition of Mercer Inc. and the restricted subsidiaries under the indenture, collectively referred to as the “Restricted Group”. As at and during the three and nine months ended September 30, 2014 and 2013, the Restricted Group was comprised of Mercer Inc., certain holding subsidiaries and its Rosenthal and Celgar mills. The Restricted Group excludes the Stendal mill.

Combined Condensed Balance Sheets

	September 30, 2014
	Restricted Group	Unrestricted Subsidiaries	Eliminations	Consolidated Group

ASSETS
Current assets
Cash and cash equivalents	$137,218	$102,705	$-	$239,923
Receivables	73,567	65,759	-	139,326
Inventories	96,399	57,805	-	154,204
Prepaid expenses and other	6,553	3,499	-	10,052
Deferred income tax	3,645	6,980	-	10,625

Total current assets	317,382	236,748	-	554,130

Long-term assets
Property, plant and equipment	380,964	543,029	-	923,993
Deferred note issuance costs and other	10,409	9,993	-	20,402
Deferred income tax	15,286	34,105	-	49,391
Due from unrestricted group	148,387	-	(148,387)	-

Total assets	$872,428	$823,875	$(148,387)	$1,547,916

LIABILITIES
Current liabilities
Accounts payable and other	$59,214	$51,937	$-	$111,151
Pension and other post-retirement benefit obligations	1,262	-	-	1,262
Debt	-	32,308	-	32,308

Total current liabilities	60,476	84,245	-	144,721

Long-term liabilities
Debt	335,995	479,150	-	815,145
Due to restricted group	-	148,387	(148,387)	-
Interest rate derivative liability	-	34,036	-	34,036
Pension and other post-retirement benefit obligations	32,999	-	-	32,999
Capital leases and other	8,222	12,948	-	21,170
Deferred income tax	24,729	-	-	24,729

Total liabilities	462,421	758,766	(148,387)	1,072,800

EQUITY
Total shareholders’ equity (deficit)	410,007	65,109	-	475,116

Total liabilities and equity	$872,428	$823,875	$(148,387)	$1,547,916

FORM 10-Q

QUARTERLY REPORT - PAGE 21

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except per share data)

Note 15. Restricted Group Supplemental Disclosure (continued)

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

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except per share data)

Note 15. Restricted Group Supplemental Disclosure (continued)

Combined Condensed Statement of Operations

	Three Months Ended September 30, 2014
	Restricted Group	Unrestricted Subsidiaries	Eliminations	Consolidated Group

Revenues
Pulp	$151,050	$125,909	$-	$276,959
Energy and chemicals	8,119	16,532	-	24,651

	159,169	142,441	-	301,610
Operating costs	119,790	103,041	-	222,831
Operating depreciation and amortization	10,507	8,807	-	19,314
Selling, general and administrative expenses	6,748	4,531	-	11,279

	137,045	116,379	-	253,424

Operating income	22,124	26,062	-	48,186

Other income (expense)
Interest expense	(8,559)	(9,032)	135	(17,456)
Gain on settlement of debt	-	31,851	-	31,851
Gain (loss) on derivative instruments	-	3,447	-	3,447
Other income (expense)	(3,457)	184	(135)	(3,408)

Total other income (expense)	(12,016)	26,450	-	14,434

Income (loss) before income taxes	10,108	52,512	-	62,620
Income tax benefit (provision)	(1,136)	30,335	-	29,199

Net income (loss)	8,972	82,847	-	91,819
Less: net income attributable to noncontrolling interest	-	(3,482)	-	(3,482)
Net income (loss) attributable to common shareholders	$8,972	$79,365	$-	$88,337

	Three Months Ended September 30, 2013
	Restricted Group	Unrestricted Subsidiaries	Eliminations	Consolidated Group

Revenues
Pulp	$140,193	$106,464	$-	$246,657
Energy and chemicals	7,871	14,690	-	22,561

	148,064	121,154	-	269,218
Operating costs	120,408	99,752	-	220,160
Operating depreciation and amortization	10,777	8,617	-	19,394
Selling, general and administrative expenses	7,433	5,072	-	12,505
Restructuring expenses	3,855	-		3,855

	142,473	113,441	-	255,914

Operating income	5,591	7,713	-	13,304

Other income (expense)
Interest expense	(8,204)	(11,232)	2,182	(17,254)
Gain (loss) on derivative instruments	(1,400)	4,045	-	2,645
Other income (expense)	2,371	37	(2,182)	226

Total other income (expense)	(7,233)	(7,150)	-	(14,383)

Income (loss) before income taxes	(1,642)	563	-	(1,079)
Income tax benefit (provision)	(1,439)	192	-	(1,247)

Net income (loss)	(3,081)	755	-	(2,326)
Less: net income attributable to noncontrolling interest	-	(640)	-	(640)

Net income (loss) attributable to common shareholders	$(3,081)	$115	$-	$(2,966)

FORM 10-Q

QUARTERLY REPORT - PAGE 23

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except per share data)

Note 15. Restricted Group Supplemental Disclosure (continued)

Combined Condensed Statements of Operations

	Nine Months Ended September 30, 2014
	Restricted Group	Unrestricted Subsidiaries	Eliminations	Consolidated Group
Revenues
Pulp	$428,479	$386,468	$-	$814,947
Energy and chemicals	24,649	52,891	-	77,540

	453,128	439,359	-	892,487
Operating costs	353,201	336,399	-	689,600
Operating depreciation and amortization	31,712	27,072	-	58,784
Selling, general and administrative expenses	21,846	12,807	-	34,653

	406,759	376,278	-	783,037

Operating income	46,369	63,081	-	109,450

Other income (expense)
Interest expense	(25,625)	(26,861)	415	(52,071)
Gain on settlement of debt	-	31,851	-	31,851
Gain (loss) on derivative instruments	-	9,224	-	9,224
Other income (expense)	(3,319)	250	(415)	(3,484)

Total other income (expense)	(28,944)	14,464	-	(14,480)

Income (loss) before income taxes	17,425	77,545	-	94,970
Income tax benefit (provision)	(6,921)	29,712	-	22,791

Net income (loss)	10,504	107,257	-	117,761
Less: net income attributable to noncontrolling interest	-	(7,812)	-	(7,812)

Net income (loss) attributable to common shareholders	$10,504	$99,445	$-	$109,949

	Nine Months Ended September 30, 2013
	Restricted Group	Unrestricted Subsidiaries	Eliminations	Consolidated Group

Revenues
Pulp	$410,500	$327,141	$-	$737,641
Energy and chemicals	25,118	42,944	-	68,062

	435,618	370,085	-	805,703
Operating costs	374,033	308,474	-	682,507
Operating depreciation and amortization	32,383	25,728	-	58,111
Selling, general and administrative expenses	22,355	14,133	-	36,488
Restructuring expenses	3,855	-	-	3,855

	432,626	348,335	-	780,961

Operating income	2,992	21,750	-	24,742

Other income (expense)
Interest expense	(23,634)	(34,662)	6,512	(51,784)
Gain (loss) on derivative instruments	(2,407)	18,337	-	15,930
Other income (expense)	6,516	138	(6,512)	142

Total other income (expense)	(19,525)	(16,187)	-	(35,712)

Income (loss) before income taxes	(16,533)	5,563	-	(10,970)
Income tax benefit (provision)	(3,576)	369	-	(3,207)

Net income (loss)	(20,109)	5,932	-	(14,177)
Less: net income attributable to noncontrolling interest	-	(2,365)	-	(2,365)

Net income (loss) attributable to common shareholders	$(20,109)	$3,567	$-	$(16,542)

FORM 10-Q

QUARTERLY REPORT - PAGE 24

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except per share data)

Note 15. Restricted Group Supplemental Disclosure (continued)

Combined Condensed Statements of Cash Flows

	Three Months Ended September 30, 2014
	Restricted Group	Unrestricted Subsidiaries	Consolidated Group

Cash flows from (used in) operating activities
Net income (loss)	$8,972	$82,847	$91,819
Adjustments to reconcile net income (loss) to cash flows from operating activities
Gain on settlement of debt	-	(31,851)	(31,851)
Unrealized loss (gain) on derivative instruments	-	(3,447)	(3,447)
Depreciation and amortization	10,590	8,807	19,397
Deferred income taxes	980	(31,285)	(30,305)
Stock compensation expense	592	-	592
Pension and other post-retirement expense, net of funding	(507)	-	(507)
Other	3,400	2,490	5,890
Changes in working capital
Receivables	(8,241)	(6,198)	(14,439)
Inventories	1,732	(1,879)	(147)
Accounts payable and accrued expenses	1,333	(1,314)	19
Other(1)	(4,034)	3,862	(172)

Net cash from (used in) operating activities	14,817	22,032	36,849

Cash flows from (used in) investing activities
Purchase of property, plant and equipment	(8,450)	(968)	(9,418)
Capital contribution	(20,000)	20,000	-
Purchase of intangible assets	(688)	(447)	(1,135)
Other	(417)	(1)	(418)

Net cash from (used in) investing activities	(29,555)	18,584	(10,971)

Cash flows from (used in) financing activities
Repayment of debt	-	(14,683)	(14,683)
Proceeds from issuance of shares	(84)	-	(84)
Repayment of capital lease obligations	(187)	(393)	(580)
Payment of note issuance costs	-	(592)	(592)
Proceeds from government grants	-	2,028	2,028

Net cash from (used in) financing activities	(271)	(13,640)	(13,911)

Effect of exchange rate changes on cash and cash equivalents	(5,191)	(7,876)	(13,067)

Net increase (decrease) in cash and cash equivalents	(20,200)	19,100	(1,100)
Cash and cash equivalents, beginning of period	157,418	83,605	241,023

Cash and cash equivalents, end of period	$137,218	$102,705	$239,923

(1)	Includes intercompany working capital related transactions.

FORM 10-Q

QUARTERLY REPORT - PAGE 25

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except per share data)

Note 15. Restricted Group Supplemental Disclosure (continued)

Combined Condensed Statements of Cash Flows

	Three Months Ended September 30, 2013
	Restricted Group	Unrestricted Subsidiaries	Consolidated Group

Cash flows from (used in) operating activities
Net income (loss)	$(3,081)	$755	$(2,326)
Adjustments to reconcile net income (loss) to cash flows from operating activities
Unrealized loss (gain) on derivative instruments	845	(4,045)	(3,200)
Depreciation and amortization	10,859	8,617	19,476
Deferred income taxes	(145)	12	(133)
Stock compensation expense	821	-	821
Pension and other post-retirement expense, net of funding	165	-	165
Other	102	514	616
Changes in working capital
Receivables	(4,373)	3,503	(870)
Inventories	(7,037)	(13,021)	(20,058)
Accounts payable and accrued expenses	3,350	8,623	11,973
Other(1)	(3,537)	3,613	76

Net cash from (used in) operating activities	(2,031)	8,571	6,540

Cash flows from (used in) investing activities
Purchase of property, plant and equipment	(2,917)	(6,381)	(9,298)
Acquisition of noncontrolling interest	(20,000)	20,000	-
Other	256	51	307

Net cash from (used in) investing activities	(22,661)	13,670	(8,991)

Cash flows from (used in) financing activities
Repayment of debt	(721)	(29,273)	(29,994)
Proceeds from issuance of notes and borrowings of debt	52,250	-	52,250
Repayment of capital lease obligations	(162)	(364)	(526)
Proceeds from (repayment of) credit facilities, net	(16,094)	-	(16,094)
Payment of note issuance costs	(1,721)	(643)	(2,364)

Net cash from (used in) financing activities	33,552	(30,280)	3,272

Effect of exchange rate changes on cash and cash equivalents	2,371	3,494	5,865

Net increase (decrease) in cash and cash equivalents	11,231	(4,545)	6,686
Cash and cash equivalents, beginning of period	90,376	84,521	174,897

Cash and cash equivalents, end of period	$101,607	$79,976	$181,583

(1)	Includes intercompany working capital related transactions.

FORM 10-Q

QUARTERLY REPORT - PAGE 26

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except per share data)

Note 15. Restricted Group Supplemental Disclosure (continued)

Combined Condensed Statements of Cash Flows

	Nine Months Ended September 30, 2014

	Restricted Group	Unrestricted Subsidiaries	Consolidated Group
Cash flows from (used in) operating activities
Net income (loss)	$10,504	$107,257	$117,761
Adjustments to reconcile net income (loss) to cash flows from operating activities
Gain on settlement of debt	-	(31,851)	(31,851)
Unrealized loss (gain) on derivative instruments	-	(9,224)	(9,224)
Depreciation and amortization	31,963	27,072	59,035
Deferred income taxes	5,861	(31,285)	(25,424)
Stock compensation expense	923	-	923
Pension and other post-retirement expense, net of funding	(82)	-	(82)
Other	3,983	3,411	7,394
Changes in working capital
Receivables	(3,529)	(13,725)	(17,254)
Inventories	(8,610)	13,796	5,186
Accounts payable and accrued expenses	13,619	580	14,199
Other(1)	(10,597)	7,751	(2,846)

Net cash from (used in) operating activities	44,035	73,782	117,817

Cash flows from (used in) investing activities
Purchase of property, plant and equipment	(16,981)	(5,154)	(22,135)
Capital contribution	(20,000)	20,000	-
Purchase of intangible assets	(1,891)	(1,699)	(3,590)
Other	(202)	57	(145)

Net cash from (used in) investing activities	(39,074)	13,204	(25,870)

Cash flows from (used in) financing activities
Repayment of debt	(744)	(44,480)	(45,224)
Proceeds from issuance of shares	53,858	-	53,858
Repayment of capital lease obligations	(661)	(1,111)	(1,772)
Proceeds from sale and lease-back transactions	1,047	-	1,047
Payment of note issuance costs	-	(592)	(592)
Proceeds from government grants	832	5,254	6,086

Net cash from (used in) financing activities	54,332	(40,929)	13,403

Effect of exchange rate changes on cash and cash equivalents	(4,985)	(8,170)	(13,155)

Net increase (decrease) in cash and cash equivalents	54,308	37,887	92,195
Cash and cash equivalents, beginning of year	82,910	64,818	147,728

Cash and cash equivalents, end of year	$137,218	$102,705	$239,923

(1)	Includes intercompany working capital related transactions.

FORM 10-Q

QUARTERLY REPORT - PAGE 27

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except per share data)

Note 15. Restricted Group Supplemental Disclosure (continued)

Combined Condensed Statements of Cash Flows

	Nine Months Ended September 30, 2013
	Restricted Group	Unrestricted Subsidiaries	Consolidated Group

Cash flows from (used in) operating activities
Net income (loss)	$(20,109)	$5,932	$(14,177)
Adjustments to reconcile net income (loss) to cash flows from operating activities
Unrealized loss (gain) on derivative instruments	1,507	(18,337)	(16,830)
Depreciation and amortization	32,635	25,728	58,363
Deferred income taxes	1,725	4,146	5,871
Stock compensation expense	1,573	-	1,573
Pension and other post-retirement expense, net of funding	602	-	602
Other	1,025	2,419	3,444
Changes in working capital
Receivables	9,451	5,501	14,952
Inventories	3,958	(13,648)	(9,690)
Accounts payable and accrued expenses	14,681	9,150	23,831
Other(1)	(14,886)	6,437	(8,449)

Net cash from (used in) operating activities	32,162	27,328	59,490

Cash flows from (used in) investing activities
Purchase of property, plant and equipment	(9,810)	(28,882)	(38,692)
Acquisition of noncontrolling interest	(20,000)	20,000	-
Other	273	54	327

Net cash from (used in) investing activities	(29,537)	(8,828)	(38,365)

Cash flows from (used in) financing activities
Repayment of debt	(1,457)	(54,957)	(56,414)
Proceeds from issuance of notes and borrowings of debt	52,250	22,223	74,473
Repayment of capital lease obligations	(482)	(1,490)	(1,972)
Proceeds from (repayment of) credit facilities, net	966	-	966
Payment of note issuance costs	(1,721)	(643)	(2,364)
Proceeds from government grants	-	5,413	5,413

Net cash from (used in) financing activities	49,556	(29,454)	20,102

Effect of exchange rate changes on cash and cash equivalents	1,019	1,898	2,917

Net increase (decrease) in cash and cash equivalents	53,200	(9,056)	44,144
Cash and cash equivalents, beginning of period	48,407	89,032	137,439

Cash and cash equivalents, end of period	$101,607	$79,976	$181,583

(1)	Includes intercompany working capital related transactions.

FORM 10-Q

QUARTERLY REPORT - PAGE 28

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this document: (i) unless the context otherwise requires, references to “we”, “our”, “us”, the “Company” or “Mercer” mean Mercer International Inc. and its subsidiaries; (ii) references to “Mercer Inc.” mean the Company excluding its subsidiaries; (iii) information is provided as of September 30, 2014, unless otherwise stated; (iv) all references to “$” shall mean U.S. dollars, which is our reporting currency, unless otherwise stated; (v) “€” refers to Euros and “C$” refers to Canadian dollars; (vi) “ADMTs” refers to air-dried metric tonnes; and (vii) “MWh” refers to megawatt hours.

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

Results of Operations

General

We operate three northern bleached softwood kraft, referred to as “NBSK”, pulp mills. Our Rosenthal and Celgar mills are wholly owned subsidiaries. With respect to our Stendal mill, we previously held an 83% interest. At the end of September 2014, we acquired all of the shareholder loans and substantially all of the shares of the minority shareholder of the Stendal mill and other rights therein. As a result of such transactions, we now consolidate all of the economic interest in Stendal. We have a consolidated annual production capacity of approximately 1.5 million ADMTs.

The following discussion and analysis of our results of operations and financial condition for the three and nine months ended September 30, 2014 should be read in conjunction with our interim consolidated financial statements and related notes included in this quarterly report, as well as our most recent annual report on Form 10-K for the fiscal year ended December 31, 2013 filed with the SEC.

Current Market Environment

In the third quarter of 2014, pulp list prices were essentially flat, with slight increases in Europe. At the end of the current quarter, list prices in Europe were approximately $935 per ADMT and in North America and China were approximately $1,030 and $730 per ADMT, respectively.

Currently, the NBSK pulp market is generally under-balanced with world producer inventories at about 27 days’ supply. We currently expect to see steady NBSK demand in China as new tissue machines are expected to come online. We currently expect that NBSK pulp prices will remain essentially flat during the fourth quarter of 2014.

FORM 10-Q

QUARTERLY REPORT - PAGE 29

By the end of 2014, the global supply of bleached hardwood kraft pulp is now currently being projected to increase by approximately 1.3 million ADMTs, primarily from South America. This increase in bleached hardwood kraft pulp is largely targeted at the growing demand for pulp in developing markets, particularly in China, by producers of tissues, specialty papers and packaging. If such additional bleached hardwood kraft pulp supply is not absorbed by such demand growth, as a result of generally lower prices for bleached hardwood kraft pulp, this supply increase could put downward pressure on NBSK pulp prices.

We believe customers’ ability to further substitute NBSK pulp for lower priced hardwood pulp is limited by the strength characteristic provided by NBSK pulp that large modern paper machines need to run lower basis weight paper products efficiently. However, as pulp prices are highly cyclical, there can be no assurance that prices will not decline in the future.

Summary Financial Highlights

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands, other than per share amounts)
Consolidated
Pulp revenues	$276,959	$246,657	$814,947	$737,641
Energy and chemical revenues	$24,651	$22,561	$77,540	$68,062
Operating income	$48,186	$13,304	$109,450	$24,742
Gain on settlement of debt	$31,851	$-	$31,851	$-
Gain on derivative instruments	$3,447	$2,645	$9,224	$15,930
Income tax benefit (provision)	$29,199	$(1,247)	$22,791	$(3,207)
Net income (loss)(1)	$88,337	$(2,966)	$109,949	$(16,542)
Net income (loss) per share(1)
Basic	$1.38	$(0.05)	$1.79	$(0.30)
Diluted	$1.37	$(0.05)	$1.78	$(0.30)

(1)	Attributable to common shareholders.

Selected Production, Sales and Other Data

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Consolidated
Pulp production (’000 ADMTs)	375.7	369.0	1,111.3	1,079.7
Scheduled production downtime (’000 ADMTs)	10.1	9.4	27.8	25.4
Scheduled production downtime (days)	10	10	22	21
Pulp sales (’000 ADMTs)	386.9	356.6	1,125.1	1,081.6
Average NBSK pulp list prices in Europe ($/ADMT)(1)	932	867	926	852
Average pulp sales realizations ($/ADMT)(2)	709	682	717	673
Energy production (’000 MWh)	472.0	444.2	1,384.5	1,274.4
Energy sales (’000 MWh)	207.4	185.4	606.0	526.6
Average energy sales realizations ($/MWh)	107	106	112	110

Average Spot Currency Exchange Rates
$ / €(3)	1.3250	1.3252	1.3555	1.3171
$ / C$(3)	0.9184	0.9630	0.9141	0.9772

(1)	Source: RISI pricing report.
(2)	Average realized pulp price for the periods indicated reflect customer discounts and pulp price movements between the order and shipment date.
(3)	Average Federal Reserve Bank of New York noon spot rate over the reporting period.

FORM 10-Q

QUARTERLY REPORT - PAGE 30

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

Total revenues for the three months ended September 30, 2014 increased by approximately 12% to $301.6 million from $269.2 million in the same period in 2013, due to higher pulp revenues and higher energy and chemical revenues.

Pulp revenues for the three months ended September 30, 2014 increased by approximately 12% to $277.0 million from $246.7 million in the comparative quarter of 2013, due to higher sales volumes and higher pulp price realizations.

Energy and chemical revenues increased by approximately 9% to $24.7 million in the third quarter of 2014 from $22.6 million in the same quarter last year, primarily because of record energy sales volumes resulting from Project Blue Mill coming online at our Stendal mill at the end of 2013.

Average list prices for NBSK pulp in Europe were approximately $932 per ADMT in the current quarter, compared to approximately $867 per ADMT in the same quarter last year. In the third quarter of 2014, average pulp sales realizations increased by approximately 4% to $709 per ADMT from approximately $682 per ADMT in the same quarter last year primarily due to higher pulp prices.

Pulp production increased by approximately 2% to 375,742 ADMTs in the current quarter from 369,011 ADMTs in the same quarter of 2013. We had an aggregate of ten days (approximately 10,100 ADMTs) of scheduled maintenance downtime at our Rosenthal mill in the third quarter of 2014. We estimate that the scheduled maintenance downtime at our Rosenthal mill adversely impacted our Operating EBITDA by approximately $5.6 million, comprised of approximately $4.4 million in direct out-of-pocket expenses and the balance for reduced production. Many of our competitors that report their financial results using International Financial Reporting Standards capitalize their direct costs of maintenance shutdowns.

In the fourth quarter of 2014, our Stendal mill is scheduled to have a two-day maintenance shutdown and our Celgar mill has some planned work related to its lime kiln which may cause it to run at a lower capacity for a short period and lower planned production by approximately 4,500 ADMTs.

Pulp sales volumes increased by approximately 9% to 386,944 ADMTs in the current quarter from 356,619 ADMTs in the comparative quarter, primarily due to strong demand in Europe.

Costs and expenses in the third quarter of 2014 decreased by approximately 1% to $253.4 million from $255.9 million in the comparative period of 2013, primarily due to lower per unit fiber costs and the impact of a stronger U.S. dollar on our Canadian dollar and Euro denominated expenses, partially offset by the impact of higher sales volumes.

In the third quarter of 2014, operating depreciation and amortization marginally decreased to $19.3 million from $19.4 million in the same quarter last year. Selling, general and administrative expenses were $11.3 million in the third quarter of 2014, compared to $12.5 million in the third quarter of 2013.

FORM 10-Q

QUARTERLY REPORT - PAGE 31

Transportation costs increased marginally to $24.3 million in the third quarter of 2014 from $22.6 million in the comparative quarter of 2013 primarily due to higher sales volumes and marginally higher freight costs at our Celgar mill resulting from limitations on rail car availability.

On average, our overall per unit fiber costs in the current quarter decreased by approximately 12% from the same period in 2013, primarily as a result of a decrease in per unit fiber costs for our German mills due to lower chip prices resulting from sawmills running at higher rates, a strong supply of logs and lower demand from pellet producers and board manufacturers. Our per unit fiber costs for our Celgar mill decreased during the third quarter of 2014 compared to the same quarter last year due to the strong supply of pulpwood and residual chips, despite increased demand for fiber from coastal mills, and the impact of a stronger U.S. dollar on our Canadian dollar denominated expenses. For the next quarter of 2014, we currently expect our overall per unit fiber costs to increase marginally due to an expected slight reduction in German chip supply and increased demand for chips from British Columbia’s coastal mills.

For the third quarter of 2014, our operating income increased by approximately 262% to $48.2 million from $13.3 million in the comparative quarter of 2013, primarily due to lower per unit fiber costs, higher pulp prices and the positive impact of a stronger U.S. dollar relative to the Canadian dollar and Euro.

Interest expense was $17.5 million in the third quarter of 2014, compared to $17.3 million in the comparative quarter of 2013.

During the current quarter, we recorded a non-cash gain of $31.9 million on the settlement of debt as a result of our acquisition of all of the shareholder loans of the former noncontrolling shareholder in Stendal which had a net book value of $47.7 million for purchase consideration of $15.8 million.

In the third quarter of 2014, we recorded a non-cash derivative gain of $3.4 million on the mark to market adjustment of our Stendal mill’s interest rate derivative, compared to a net derivative gain of $2.6 million in the same quarter of last year.

The noncontrolling shareholder’s interest in the Stendal mill’s net income in the third quarter of 2014 was $3.5 million, compared to $0.6 million in the same quarter last year.

During the current quarter, we recorded a net income tax benefit of $29.2 million, compared to a net income tax expense of $1.2 million in the same quarter of 2013, primarily due to the recognition of income tax loss carry-forwards associated with our Stendal mill.

We reported record net income attributable to common shareholders of $88.3 million, or $1.38 per basic and $1.37 per diluted share, for the third quarter of 2014, which included a non-cash unrealized gain on the interest rate derivative of $3.4 million, a gain of $31.9 million on the settlement of debt and a net income tax benefit of $29.2 million. In the third quarter of 2013, the net loss attributable to common shareholders was $3.0 million, or $0.05 per basic and diluted share, which included a total non-cash net unrealized gain of $3.2 million on the Stendal interest rate derivative and fixed price pulp swaps.

FORM 10-Q

QUARTERLY REPORT - PAGE 32

In the third quarter of 2014, Operating EBITDA increased by approximately 106% to $67.6 million from $32.8 million in the third quarter of 2013. Operating EBITDA is defined as operating income (loss) plus depreciation and amortization and non-recurring capital asset impairment charges. Management uses Operating EBITDA as a benchmark measurement of its own operating results, and as a benchmark relative to its competitors. Management considers it to be a meaningful supplement to operating income as a performance measure primarily because depreciation expense and non-recurring capital asset impairment charges are not an actual cash cost, and depreciation expense varies widely from company to company in a manner that management considers largely independent of the underlying cost efficiency of their operating facilities. In addition, we believe Operating EBITDA is commonly used by securities analysts, investors and other interested parties to evaluate our financial performance.

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

The following table provides a reconciliation of net income (loss) attributable to common shareholders to operating income and Operating EBITDA for the periods indicated:

	Three Months Ended September 30,
	2014	2013
	(in thousands)

Net income (loss) attributable to common shareholders	$88,337	$(2,966)
Net income attributable to noncontrolling interest	3,482	640
Income tax (benefit) provision	(29,199)	1,247
Interest expense	17,456	17,254
(Gain) loss on settlement of debt	(31,851)	-
(Gain) loss on derivative instruments	(3,447)	(2,645)
Other (income) expense	3,408	(226)

Operating income	48,186	13,304
Add: Depreciation and amortization	19,397	19,476

Operating EBITDA	$67,583	$32,780

FORM 10-Q

QUARTERLY REPORT - PAGE 33

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

Total revenues for the nine months ended September 30, 2014 increased by approximately 11% to $892.5 million from $805.7 million in the same period in 2013, due to higher pulp revenues and higher energy and chemical revenues.

Pulp revenues for the nine months ended September 30, 2014 increased by approximately 10% to $814.9 million from $737.6 million in the comparative period of 2013, due to higher pulp price realizations and higher sales volumes.

Energy and chemical revenues increased by approximately 14% to $77.5 million for the nine months ended September 30, 2014 from $68.1 million in the same period last year, primarily because of record energy sales volumes resulting from Project Blue Mill coming online at our Stendal mill at the end of 2013.

Average list prices for NBSK pulp in Europe were approximately $926 per ADMT in the nine months ended September 30, 2014, compared to approximately $852 per ADMT in the same period last year. In the nine months ended September 30, 2014, average pulp sales realizations increased by approximately 7% to $717 per ADMT from approximately $673 per ADMT in the same period last year, primarily due to higher pulp prices.

Pulp production increased by approximately 3% to 1,111,330 ADMTs in the nine months ended September 30, 2014 from 1,079,677 ADMTs in the same period of 2013. We had an aggregate of 22 days (approximately 27,800 ADMTs) of scheduled maintenance downtime at our Rosenthal, Stendal and Celgar mills in the nine months ended September 30, 2014. During the nine months ended September 30, 2014, our Celgar mill took ten days of scheduled maintenance downtime, or approximately 14,000 ADMTs, our Stendal mill took two days of scheduled maintenance downtime, or approximately 3,700 ADMTs, and our Rosenthal mill took ten days of scheduled maintenance downtime, or approximately 10,100 ADMTs.

Pulp sales volumes increased by approximately 4% to 1,125,054 ADMTs in the nine months ended September 30, 2014 from 1,081,564 ADMTs in the comparative period of 2013, primarily due to strong demand in Europe.

Costs and expenses in the nine months ended September 30, 2014 increased marginally to $783.0 million from $781.0 million in the comparative period of 2013, primarily due to higher sales volumes and the impact of a weaker U.S. dollar on our Euro denominated expenses, mostly offset by lower per unit fiber costs and the impact of a stronger U.S. dollar on our Canadian dollar denominated expenses.

In the nine months ended September 30, 2014, operating depreciation and amortization marginally increased to $58.8 million from $58.1 million in the same period last year.

Selling, general and administrative expenses decreased to $34.7 million in the nine months ended September 30, 2014, compared to $36.5 million in the same period of 2013.

Transportation costs marginally increased to $68.6 million in the nine months ended September 30, 2014 from $67.8 million in the comparative period of 2013 primarily due to higher sales volumes and marginally higher freight costs at our Celgar mill resulting from limitations on rail car availability, partially offset by the positive impact of a stronger U.S. dollar on our Canadian dollar denominated expenses.

FORM 10-Q

QUARTERLY REPORT - PAGE 34

On average, our overall per unit fiber costs in the nine months ended September 30, 2014 decreased by approximately 4% from the same period in 2013, primarily as a result of a decrease in per unit fiber costs for our German mills due to lower chip prices resulting from sawmills running at high rates, a stronger supply of logs and lower demand from pellet producers and board manufacturers. Our per unit fiber costs for our Celgar mill decreased during the nine months ended September 30, 2014 compared to the same period last year due to strong sawmill activity in the region and the impact of a stronger U.S. dollar on our Canadian dollar denominated expenses. For the next quarter of 2014, we currently expect our overall per unit fiber costs to increase marginally due to an expected slight reduction in German chip supply and increased demand for chips from British Columbia’s coastal mills.

In the nine months ended September 30, 2014, our operating income increased to $109.5 million from $24.7 million in the comparative period of 2013, primarily due to higher pulp price realizations, lower per unit fiber costs and higher pulp and record energy sales volumes.

Interest expense in the nine months ended September 30, 2014 marginally increased to $52.1 million from $51.8 million in the comparative period of 2013.

During the nine months ended September 30, 2014, we recorded a non-cash gain of $31.9 million on the settlement of debt as a result of our acquisition of all of the shareholder loans of the former noncontrolling shareholder in Stendal.

We recorded a non-cash derivative gain of $9.2 million on the mark to market adjustment of our Stendal mill’s interest rate derivative, compared to a net derivative gain of $15.9 million in the same period of last year.

The noncontrolling shareholder’s interest in the Stendal mill’s net income in the nine months ended September 30, 2014 was $7.8 million, compared to $2.4 million in the same period last year.

During the nine months ended September 30, 2014, we recorded a net income tax benefit of $22.8 million, compared to a net income tax expense of $3.2 million in the same period of 2013, primarily due to the recognition of income tax loss carry-forwards associated with our Stendal mill.

We reported net income attributable to common shareholders of $109.9 million, or $1.79 per basic and $1.78 per diluted share, for the nine months ended September 30, 2014, which included a non-cash unrealized gain on the interest rate derivative of $9.2 million, a gain of $31.9 million on the settlement of debt and a net income tax benefit of $22.8 million. In the nine months ended September 30, 2013, the net loss attributable to common shareholders was $16.5 million, or $0.30 per basic and diluted share, which included a total non-cash net unrealized gain of $16.8 million on the Stendal interest rate derivative and fixed price pulp swaps and a deferred tax provision of $5.9 million.

FORM 10-Q

QUARTERLY REPORT - PAGE 35

In the nine months ended September 30, 2014, Operating EBITDA increased by approximately 103% to $168.5 million from $83.1 million in the same period of 2013. Operating EBITDA is defined as operating income (loss) plus depreciation and amortization and non-recurring capital asset impairment charges. Operating EBITDA has significant limitations as an analytical tool, and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. See the discussion of our results for the three months ended September 30, 2014 for additional information relating to such limitations of Operating EBITDA.

The following table provides a reconciliation of net income (loss) attributable to common shareholders to operating income and Operating EBITDA for the periods indicated:

	Nine Months Ended September 30,
	2014	2013
	(in thousands)

Net income (loss) attributable to common shareholders	$109,949	$(16,542)
Net income attributable to noncontrolling interest	7,812	2,365
Income tax (benefit) provision	(22,791)	3,207
Interest expense	52,071	51,784
(Gain) loss on settlement of debt	(31,851)	-
(Gain) loss on derivative instruments	(9,224)	(15,930)
Other (income) expense	3,484	(142)

Operating income	109,450	24,742
Add: Depreciation and amortization	59,035	58,363

Operating EBITDA	$168,485	$83,105

Liquidity and Capital Resources The following table is a summary of selected financial information as at the dates indicated:
	As at September 30, 2014	As at December 31, 2013
	(in thousands)

Financial Position
Cash and cash equivalents	$239,923	$147,728
Working capital	$409,409	$306,274
Total assets	$1,547,916	$1,548,559
Long-term liabilities	$928,079	$1,034,743
Total equity	$475,116	$348,317

As at September 30, 2014, our cash and cash equivalents had increased to $239.9 million from $147.7 million at the end of 2013 and working capital had increased to $409.4 million from $306.3 million at the end of 2013.

On April 2, 2014, we completed our registered public offering (the “2014 Equity Offering”) of 8,050,000 shares of our common stock at a price to the public of $7.15 per share for net proceeds of approximately $53.9 million.

On September 25, 2014, we amended and restated the Stendal Facilities (as defined below) to provide the mill with greater financial flexibility. As part of the amendments and restatements, we made a capital investment of $20.0 million in Stendal on such date.

As at September 30, 2014, we had approximately €28.4 million and C$38.3 million available under our Rosenthal and Celgar revolving facilities, respectively.

FORM 10-Q

QUARTERLY REPORT - PAGE 36

Sources and Uses of Funds

Our principal sources of funds are cash flows from operations, cash and cash equivalents on hand and the revolving working capital loan facilities for our Celgar and Rosenthal mills. Our principal uses of funds consist of operating expenditures, payments of principal and interest on the project loan facility relating to our development of the Stendal mill (the “Stendal Loan Facility”) and for its Project Blue Mill (collectively, the “Stendal Facilities”), capital expenditures and interest payments on our outstanding 9.5% senior notes due 2017 (the “Senior Notes”).

Debt Covenants

Our long-term obligations contain various financial tests and covenants customary to these types of arrangements.

As at September 30, 2014, the Stendal Facilities had approximately $498.8 million in principal outstanding, compared to approximately $590.1 million at December 31, 2013. The Stendal Facilities are without recourse to the Restricted Group (comprised of Mercer Inc., the Rosenthal and Celgar mills and certain holding subsidiaries) and 80% of the principal amount thereunder is severally guaranteed by German federal and state governments.

On September 25, 2014, the Stendal mill completed amendments and restatements to the Stendal Facilities and a security pooling agreement related thereto (the “Amendments”) with its lending syndicate (the “Lenders”). The Amendments modify the Stendal Facilities to provide the Stendal mill with greater financial flexibility by, among other things, loosening the financial covenant ratios Stendal must meet and reducing the scheduled principal repayments under the Stendal Loan Facility by 50% while retaining its current “cash sweep”. In connection with such amendments, we provided Stendal with additional capital of $20.0 million.

In October 2014, we amended the revolving credit facility for our Celgar mill to extend its maturity date to May 2019 and reduce the applicable margin on interest rates for Canadian and U.S. dollar denominated balances by 0.25%.

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

Cash provided by operating activities increased to $117.8 million in the nine months ended September 30, 2014 from $59.5 million in the comparative period of 2013, primarily due to higher operating income. An increase in accounts payable and accrued expenses provided cash of $14.2 million, compared to $23.8 million in the same period of 2013. A decrease in inventories provided cash of $5.2 million in the nine months ended September 30, 2014, compared to an increase in inventories using cash of $9.7 million in the same period of 2013. An increase in receivables used cash of $17.3 million in the nine months ended September 30, 2014, compared to a decrease providing cash of $15.0 million in the same period of 2013.

FORM 10-Q

QUARTERLY REPORT - PAGE 37

Cash Flows from Investing Activities. Investing activities in the nine months ended September 30, 2014 used cash of $25.9 million, compared to $38.4 million in the same period of 2013. In the nine months ended September 30, 2014, capital expenditures and costs associated with the implementation of the enterprise resource planning system used cash of $25.7 million, compared to $38.7 million of capital expenditures in the same period of 2013.

Cash Flows from Financing Activities. In the nine months ended September 30, 2014, financing activities provided cash of $13.4 million, compared to $20.1 million in the same period of 2013. In the nine months ended September 30, 2014, proceeds from the 2014 Equity Offering provided cash of $53.9 million and principal repayments under the Stendal Facilities used cash of $44.5 million, compared to using cash of $55.0 million in the same period of 2013.

During the nine months ended September 30, 2013, borrowing under the loan facility for Project Blue Mill provided cash of $22.2 million and the issuance of an additional $50.0 million of Senior Notes provided cash of $50.5 million, net of note issuance costs. In the nine months ended September 30, 2014 and 2013, proceeds of government grants provided cash of $6.1 million and $5.4 million, respectively.

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

Off-Balance Sheet Arrangements

At September 30, 2014, we did not have any off-balance sheet arrangements (as defined in Item 303(a)(4)(ii) of Regulation S-K).

Contractual Obligations and Commitments

There were no material changes outside the ordinary course to any of our material contractual obligations during the nine months ended September 30, 2014.

Foreign Currency

Effective October 1, 2013, our reporting currency is the U.S. dollar. However, we hold certain assets and liabilities in Euros and Canadian dollars and the majority of our expenditures are denominated in Euros or Canadian dollars. Accordingly, our consolidated financial results are subject to foreign currency exchange rate fluctuations.

FORM 10-Q

QUARTERLY REPORT - PAGE 38

We translate foreign denominated assets and liabilities into U.S. dollars at the rate of exchange on the balance sheet date. Equity accounts are translated using historical exchange rates. Unrealized gains or losses from these translations are recorded in our consolidated statement of comprehensive income (loss) and do not affect our net earnings.

In the nine months ended September 30, 2014, accumulated other comprehensive income decreased by $43.9 million to a loss of $12.5 million, primarily due to the foreign currency translation adjustment.

Based upon the exchange rate at September 30, 2014, the U.S. dollar has strengthened by approximately 7% and 8% in value against the Euro and the Canadian dollar, respectively, since September 30, 2013. See “Quantitative and Qualitative Disclosures about Market Risk”.

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

The following is a discussion of the results of operations and financial condition of the Restricted Group. For further information regarding the Restricted Group including, without limitation, a reconciliation to our consolidated results of operations, see Note 15 of our interim consolidated financial statements included herein.

Summary Financial Highlights for the Restricted Group

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Restricted Group(1)	(in thousands)
Pulp revenues	$151,050	$140,193	$428,479	$410,500
Energy and chemical revenues	$8,119	$7,871	$24,649	$25,118
Operating income	$22,124	$5,591	$46,369	$2,992
Gain (loss) on derivative instruments	$-	$(1,400)	$-	$(2,407)
Income tax benefit (provision)	$(1,136)	$(1,439)	$(6,921)	$(3,576)
Net income (loss)	$8,972	$(3,081)	$10,504	$(20,109)

(1)	See Note 15 of the interim financial statements included elsewhere herein for a reconciliation to our consolidated results.

FORM 10-Q

QUARTERLY REPORT - PAGE 39

Selected Production, Sales and Other Data for the Restricted Group

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Restricted Group
Pulp production (’000 ADMTs)	211.5	198.8	607.5	596.4
Scheduled production downtime (’000 ADMTs)	10.1	9.4	24.1	25.4
Scheduled production downtime (days)	10	10	20	21
Pulp sales (’000 ADMTs)	212.7	205.9	595.0	607.7
Average NBSK pulp list prices in Europe ($/ADMT)(1)	932	867	926	852
Average pulp sales realizations ($/ADMT)(2)	710	681	720	675
Energy production (’000 MWh)	230.1	225.8	660.4	672.4
Energy sales (’000 MWh)	82.6	82.3	227.5	241.1
Average energy sales realizations ($/MWh)	98	96	108	104

Average Spot Currency Exchange Rates
$ / €(3)	1.3250	1.3252	1.3555	1.3171
$ / C$(3)	0.9184	0.9630	0.9141	0.9772

(1)	Source: RISI pricing report.
(2)	Average realized pulp price for the periods indicated reflect customer discounts and pulp price movements between the order and shipment date.
(3)	Average Federal Reserve Bank of New York noon spot rate over the reporting period.

Restricted Group Results — Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

Total revenues for the Restricted Group increased by approximately 7% to $159.2 million in the third quarter of 2014, compared to $148.1 million in the third quarter of 2013, primarily due to higher pulp revenues and energy and chemical revenues.

Pulp revenues for the Restricted Group for the three months ended September 30, 2014 increased to $151.1 million from $140.2 million in the comparative period of 2013, primarily due to higher pulp price realizations and higher sales volumes.

Energy and chemical revenues increased by approximately 3% in the current quarter to $8.1 million from $7.9 million in the same period last year, primarily as a result of higher energy price realizations.

Average list prices for NBSK pulp in Europe were approximately $932 per ADMT in the current quarter, compared to $867 per ADMT in the same quarter last year. In the third quarter of 2014, average pulp sales realizations for the Restricted Group increased by approximately 4% to $710 per ADMT from $681 per ADMT in the same period last year, primarily due to higher list prices.

Pulp production for the Restricted Group increased by approximately 6% to 211,503 ADMTs in the third quarter of 2014 from 198,755 ADMTs in the same period of 2013. We had ten days (approximately 10,100 ADMTs) of scheduled maintenance downtime at our Rosenthal mill in the third quarter of 2014, which we estimate adversely impacted our Operating EBITDA by approximately $5.6 million, comprised of approximately $4.4 million in direct out-of-pocket expenses and the balance for reduced production.

Our Celgar mill has some planned work related to its lime kiln in the fourth quarter of 2014 which may cause it to run at a lower capacity for approximately 12 days (approximately 4,500 ADMTs).

FORM 10-Q

QUARTERLY REPORT - PAGE 40

Pulp sales volumes of the Restricted Group increased by approximately 3% to 212,729 ADMTs in the third quarter of 2014 from 205,924 ADMTs in the comparative period of 2013, primarily due to strong demand in China and Europe.

Costs and expenses for the Restricted Group in the third quarter of 2014 decreased by approximately 4% to $137.0 million from $142.5 million in the comparative period of 2013, primarily due to lower per unit fiber costs and the impact of a stronger U.S. dollar on our Canadian dollar and Euro denominated expenses, partially offset by the impact of a reversal in 2013 of certain wastewater fee accruals at our Rosenthal mill.

In the third quarter of 2014, operating depreciation and amortization for the Restricted Group was $10.5 million, compared to $10.8 million in the same quarter last year. Selling, general and administrative expenses for the Restricted Group were $6.7 million, compared to $7.4 million in the same period of 2013.

Transportation costs for the Restricted Group increased marginally to $17.6 million in the third quarter of 2014 from $16.6 million in the same quarter last year primarily due to higher freight costs at our Celgar mill resulting from limitations on rail car availability.

On average, our overall per unit fiber costs of the Restricted Group in the third quarter of 2014 decreased by approximately 14% compared to the same period in 2013, primarily as a result of a decrease in per unit fiber costs at our Rosenthal mill due to lower chip prices resulting from sawmills running at high rates, a strong supply of logs and lower demand from pellet producers and board manufacturers. Our per unit fiber costs at our Celgar mill decreased during the third quarter of 2014 compared to the same quarter last year due to the strong supply of pulpwood and residual chips, despite increased demand for fiber from coastal mills, and the impact of a stronger U.S. dollar on our Canadian dollar denominated expenses. For the next quarter of 2014, we currently expect our overall per unit fiber costs to increase marginally due to an expected slight reduction in German chip supply and increased demand for chips from British Columbia’s coastal mills.

In the third quarter of 2014, the Restricted Group reported operating income of $22.1 million, compared to operating income of $5.6 million in the third quarter of 2013, primarily due to higher pulp prices, lower per unit fiber costs and the impact of a stronger U.S. dollar on our Canadian dollar and Euro denominated expenses.

Interest expense for the Restricted Group increased to $8.6 million in the third quarter of 2014 from $8.2 million in the same quarter of last year.

In the third quarter of 2013, the Restricted Group recorded a loss on derivative instruments of approximately $1.4 million related to two fixed price pulp swap contracts entered into in the fourth quarter of 2012. Such contracts matured in December 2013. As a result, we did not record a gain or loss on derivative instruments for the Restricted Group in the third quarter of 2014.

During the third quarter of 2014, the Restricted Group recorded $1.1 million of income tax expense, compared to a net income tax expense of $1.4 million in the same period last year.

Net income reported by the Restricted Group for the third quarter of 2014 was $9.0 million, compared to a net loss of $3.1 million in the same period last year.

FORM 10-Q

QUARTERLY REPORT - PAGE 41

In the third quarter of 2014, the Restricted Group’s Operating EBITDA increased by approximately 98% to $32.7 million from $16.5 million in the same quarter of 2013. Operating EBITDA is defined as operating income (loss) plus depreciation and amortization and non-recurring capital asset impairment charges. Operating EBITDA has significant limitations as an analytical tool, and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. See the discussion of our consolidated results for the three months ended September 30, 2014 for additional information relating to such limitations of Operating EBITDA.

The following table provides a reconciliation of net income (loss) to operating income and Operating EBITDA for the Restricted Group for the periods indicated:

	Three Months Ended September 30,
	2014	2013
	(in thousands)
Restricted Group(1)
Net income (loss)	$8,972	$(3,081)
Income tax provision	1,136	1,439
Interest expense	8,559	8,204
Loss on derivative instruments	-	1,400
Other (income) expense	3,457	(2,371)

Operating income	22,124	5,591
Add: Depreciation and amortization	10,590	10,859

Operating EBITDA	$32,714	$16,450

(1)	See Note 15 of the interim consolidated financial statements included elsewhere herein for a reconciliation to our consolidated results.

Restricted Group Results — Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

Total revenues for the Restricted Group increased by approximately 4% to $453.1 million in the nine months ended September 30, 2014, compared to $435.6 million in the same period of 2013, primarily due to higher pulp revenues.

Pulp revenues for the Restricted Group for the nine months ended September 30, 2014 increased to $428.5 million from $410.5 million in the comparative period of 2013, primarily due to higher pulp price realizations, partially offset by lower sales volumes.

Energy and chemical revenues decreased by approximately 2% in the nine months ended September 30, 2014 to $24.6 million from $25.1 million in the same period last year, primarily as a result of lower energy production.

Average list prices for NBSK pulp in Europe were approximately $926 per ADMT in the nine months ended September 30, 2014, compared to $852 per ADMT in the same period last year. In the nine months ended September 30, 2014, average pulp sales realizations for the Restricted Group increased by approximately 7% to $720 per ADMT from $675 per ADMT in the same period last year, primarily due to higher pulp prices.

Pulp production for the Restricted Group increased to 607,478 ADMTs in the nine months ended September 30, 2014 from 596,447 ADMTs in the same period of 2013. We had an aggregate of 20 days (approximately 24,100 ADMTs) of scheduled maintenance downtime at our Rosenthal and Celgar mills in the nine months ended September 30, 2014.

FORM 10-Q

QUARTERLY REPORT - PAGE 42

Pulp sales volumes of the Restricted Group decreased by approximately 2% to 595,021 ADMTs in the nine months ended September 30, 2014 from 607,695 ADMTs in the comparative period of 2013.

Costs and expenses for the Restricted Group in the nine months ended September 30, 2014 decreased by approximately 6% to $406.8 million from $432.6 million in the comparative period of 2013, primarily due to lower sales volumes and the impact of a stronger U.S. dollar on our Canadian dollar denominated expenses.

In the nine months ended September 30, 2014, operating depreciation and amortization for the Restricted Group was $31.7 million, compared to $32.4 million in the same period last year. Selling, general and administrative expenses for the Restricted Group were $21.8 million, compared to $22.4 million in the same period of 2013.

Transportation costs for the Restricted Group decreased to $46.3 million in the nine months ended September 30, 2014 from $47.9 million in the same period last year primarily due to the impact of a stronger U.S. dollar on our Canadian dollar denominated expenses, partially offset by higher freight costs at our Celgar mill resulting from limitations on rail car availability.

On average, our overall per unit fiber costs of the Restricted Group in the nine months ended September 30, 2014 decreased by approximately 8% compared to the same period in 2013, primarily as a result of a decrease in per unit fiber costs at our Rosenthal mill due to lower chip prices resulting from sawmills running at high rates, a stronger supply of logs and lower demand from pellet producers and board manufacturers. Our per unit fiber costs for our Celgar mill decreased during the nine months ended September 30, 2014 compared to the same period last year due to strong sawmill activity in the region and the impact of a stronger U.S. dollar on our Canadian dollar denominated expenses. For the next quarter of 2014, we currently expect our overall per unit fiber costs to increase marginally due to an expected slight reduction in German chip supply and increased demand for chips from British Columbia’s coastal mills.

In the nine months ended September 30, 2014, the Restricted Group reported operating income of $46.4 million, compared to operating income of $3.0 million in the same period of 2013, primarily due to higher pulp price realizations and the positive impact of a stronger U.S. dollar on our Canadian dollar expenses.

Interest expense for the Restricted Group increased to $25.6 million in the nine months ended September 30, 2014 from $23.6 million in the same period of last year. The increase is due to the additional Senior Notes issued in July 2013.

In the nine months ended September 30, 2013, the Restricted Group also recorded a loss on derivative instruments of approximately $2.4 million related to two fixed price pulp swap contracts entered into in the fourth quarter of 2012. Such contracts matured in December 2013. As a result, we did not record a gain or loss on derivative instruments for the Restricted Group in the nine months ended September 30, 2014.

FORM 10-Q

QUARTERLY REPORT - PAGE 43

During the nine months ended September 30, 2014, the Restricted Group recorded $6.9 million of income tax expense, compared to income tax expense of $3.6 million in the same period last year.

Net income reported by the Restricted Group for the nine months ended September 30, 2014 was $10.5 million, compared to a net loss of $20.1 million in the same period last year.

In the nine months ended September 30, 2014, the Restricted Group’s Operating EBITDA increased by approximately 120% to $78.3 million from $35.6 million in the same period of 2013. Operating EBITDA is defined as operating income (loss) plus depreciation and amortization and non-recurring capital asset impairment charges. Operating EBITDA has significant limitations as an analytical tool, and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. See the discussion of our consolidated results for the three months ended September 30, 2014 for additional information relating to such limitations of Operating EBITDA.

The following table provides a reconciliation of net income (loss) to operating income and Operating EBITDA for the Restricted Group for the periods indicated:

	Nine Months Ended September 30,
	2014	2013
	(in thousands)
Restricted Group(1)
Net income (loss)	$10,504	$(20,109)
Income tax provision	6,921	3,576
Interest expense	25,625	23,634
Loss on derivative instruments	—	2,407
Other (income) expense	3,319	(6,516)

Operating income	46,369	2,992
Add: Depreciation and amortization	31,963	32,635

Operating EBITDA	$78,332	$35,627

(1)    See Note 15 of the interim consolidated financial statements included elsewhere herein for a reconciliation to our consolidated results.

Liquidity and Capital Resources of the Restricted Group

The following table is a summary of selected financial information for the Restricted Group as at the dates indicated:

	As at September 30, 2014	As at December 31, 2013
	(in thousands)
Restricted Group Financial Position(1)
Cash and cash equivalents	$137,218	$82,910
Working capital	$256,906	$211,749
Total assets	$872,428	$858,824
Long-term liabilities	$401,945	$394,821
Total equity	$410,007	$412,033

(1)	See Note 15 of the interim consolidated financial statements included elsewhere herein for a reconciliation to our consolidated results.

At September 30, 2014, cash and cash equivalents for the Restricted Group increased to $137.2 million from $82.9 million at the end of 2013.

FORM 10-Q

QUARTERLY REPORT - PAGE 44

As at September 30, 2014, we had approximately €28.4 million and C$38.3 million available under our Rosenthal and Celgar revolving credit facilities, respectively.

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

Generally, forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “seeks”, “estimates”, or words of similar meaning, or future or conditional verbs, such as “will”, “should”, “could”, or “may”, although not all forward-looking statements contain these identifying words. Forward-looking statements are based on expectations, forecasts and assumptions by our management and involve a number of risks, uncertainties and other factors, many of which are beyond our control, that could cause actual conditions, events or results to differ significantly from those described in the forward-looking statements. These factors include, but are not limited to, the following:

—	the highly cyclical nature of our business;

FORM 10-Q

QUARTERLY REPORT - PAGE 45

—	our level of indebtedness could negatively impact our financial condition, results of operations and liquidity;

—	a weakening of the global economy could adversely affect our business and financial results and have a material adverse effect on our liquidity and capital resources;

—	cyclical fluctuations in the price and supply of our raw materials could adversely affect our business;

—	we operate in highly competitive markets;

—	we are exposed to currency exchange rate and interest rate fluctuations;

—	we use derivatives to manage certain risks which has caused significant fluctuations in our operating results;

—	we are subject to extensive environmental regulation and we could have environmental liabilities at our facilities;

—	our business is subject to risks associated with climate change and social government responses thereto;

—

our new enterprise resource planning system may cost more than expected, be delayed, fail to perform as planned and interrupt operational transactions during and following the implementation, which could adversely affect our operations and results of operations;

—	our operations require substantial capital and we may be unable to maintain adequate capital resources to provide for such requirements;

—	future acquisitions may result in additional risks and uncertainties in our business;

—

changes in credit ratings issued by nationally recognized statistical rating organizations could adversely affect our cost of financing and have an adverse effect on the market price of our securities;

—	we are subject to risks related to our employees;

—	we rely on German federal and state government grants and guarantees and participate in German and European statutory energy programs;

—	we are dependent on key personnel;

—	we may experience material disruptions to our production (including as a result of, among other things, planned and unplanned maintenance shutdowns);

—	if our long-lived assets become impaired, we may be required to record non-cash impairment that could have a material impact on our results of operations;

—	we may incur losses as a result of unforeseen or catastrophic events, including the emergence of a pandemic, terrorist attacks or natural disasters;

—	our insurance coverage may not be adequate;

—	we rely on third parties for transportation services;

—	the price of our common stock may be volatile; and

FORM 10-Q

QUARTERLY REPORT - PAGE 46

—	a small number of our stockholders could significantly influence our business.

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

Demand for pulp has historically been determined primarily by general global macro-economic conditions and has been closely tied to overall business activity. From 2006 to mid-2008, pulp prices steadily improved. However, the global economic crisis in the latter half of 2008 resulted in a sharp decline of pulp prices from a high of $900 per ADMT to $635 per ADMT at the end of 2008. Pulp prices began to increase in the second half of 2009 and continued to increase to record levels through June of 2010, before declining slightly in the fourth quarter of 2010. Pulp prices again rebounded to record levels in the first half of 2011 but declined sharply in the latter part of the year, primarily due to economic uncertainty in Europe and credit tightening in China. Economic uncertainty in Europe and China, respectively, impacted both demand and prices. In 2012, list prices were on average approximately 15% lower than 2011. In 2013, list prices were approximately 6% higher than 2012. During the nine months ended September 30, 2014, pulp prices increased in Europe and North America. As at September 30, 2014, list prices for NBSK pulp were approximately $935 per ADMT in Europe, $1,030 per ADMT in North America and $730 per ADMT in China.

FORM 10-Q

QUARTERLY REPORT - PAGE 47

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

QUARTERLY REPORT - PAGE 48

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

During the nine months ended September 30, 2014, we recorded an unrealized gain of approximately $9.2 million on our outstanding interest rate derivative, compared to an unrealized gain of $18.3 million in the same period of 2013.

In November 2012, we entered into two fixed price pulp swap contracts with a bank. Under the terms of these contracts, 3,000 metric tonnes of pulp per month were fixed at prices with a range from $880 to $890 per metric tonne. We recorded a loss of approximately $2.4 million related to these swap contracts in the nine months ended September 30, 2013. These contracts matured in December 2013. As a result, we did not record a gain or loss related to swap contracts in the nine months ended September 30, 2014.

We are also subject to some energy price risk, primarily for the natural gas and the electricity that our operations purchase.

FORM 10-Q

QUARTERLY REPORT - PAGE 49

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

QUARTERLY REPORT - PAGE 50

PART II.        OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are subject to routine litigation incidental to our business, including those described in our latest annual report on Form 10-K for the fiscal year ended December 31, 2013. We do not believe that the outcome of such litigation will have a material adverse effect on our business or financial condition.

ITEM 1A.	RISK FACTORS

As of September 30, 2014, there have been no material changes to the factors disclosed in Item 1A. Risk Factors in our latest annual report on Form 10-K for the fiscal year ended December 31, 2013.

ITEM 2.	UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

None.

FORM 10-Q

QUARTERLY REPORT - PAGE 51

ITEM 6.	EXHIBITS

Exhibit No.	Description

10.1	Amendment and Restatement Agreement, dated September 25, 2014, between Zellstoff Stendal GmbH and UniCredit Bank AG, relating to €827,950,000 Project Financing Facility Agreement

10.2

Amendment and Restatement Agreement, dated September 25, 2014, among Zellstoff Stendal GmbH, UniCredit Bank AG and IKB Deutsche Industriebank AG, relating to €17,000,000 Project Blue Mill Financing Facility Agreement

10.3	First Amending Agreement, dated October 21, 2014, among Zellstoff Celgar Limited Partnership, Mercer International Inc., as guarantor, and Canadian Imperial Bank of Commerce

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1*	Section 906 Certification of Chief Executive Officer

32.2*	Section 906 Certification of Chief Financial Officer

101

The following financial statements from the Company’s Form 10-Q for the fiscal quarter ended September 30, 2014, formatted in XBRL: (i) Interim Consolidated Balance Sheets; (ii) Interim Consolidated Statements of Operations; (iii) Interim Consolidated Statements of Retained Earnings; (iv) Interim Consolidated Statements of Comprehensive Income; (v) Interim Consolidated Statements of Cash Flows; and (vi) Notes to Interim Consolidated Financial Statements.

* In accordance with Release No. 33-8212 of the SEC, these Certifications: (i) are “furnished” to the SEC and are not “filed” for the purposes of liability under the Securities Exchange Act of 1934, as amended; and (ii) are not to be subject to automatic incorporation by reference into any of the Company’s registration statements filed under the Securities Act of 1933, as amended, for the purposes of liability thereunder or any offering memorandum, unless the Company specifically incorporates them by reference therein.

FORM 10-Q

QUARTERLY REPORT - PAGE 52

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERCER INTERNATIONAL INC.

By:	/s/ David M. Gandossi
David M. Gandossi
Secretary and Chief Financial Officer

Date:    October 31, 2014

FORM 10-Q

QUARTERLY REPORT - PAGE 53