Form 10-K
period 2014-12-31
MERCER INTERNATIONAL INC.
filed 2015-02-13
CIK 1333274

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No.: 000-51826

MERCER INTERNATIONAL INC.

(Exact name of Registrant as specified in its charter)

Washington	47-0956945
(State or other jurisdiction	(IRS Employer Identification No.)
of incorporation or organization)

Suite 1120, 700 West Pender Street, Vancouver, British Columbia, Canada	V6C 1G8 (Zip Code)
(Address of Principal Executive Office)

Registrant’s telephone number including area code: (604) 684-1099

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $1.00 per share	NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐  Yes  ☒  No

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐  Yes  ☒  No

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐  Yes  ☒  No

The aggregate market value of the Registrant’s voting and non-voting common equity held by non-affiliates of the Registrant as of June 30, 2014, the last business day of the Registrant’s most recently completed second fiscal quarter, based on the closing price of the voting stock on the NASDAQ Global Select Market on such date, was approximately $674,869,524.

As of February 12, 2015, the Registrant had 64,414,322 shares of common stock, $1.00 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information that will be contained in the definitive proxy statement for the Registrant’s annual meeting to be held in 2015 is incorporated by reference into Part III of this Form 10-K.

TABLE OF CONTENTS

PART I	5

ITEM 1.	BUSINESS	5
	The Company	5
	Our Competitive Strengths	7
	Corporate Strategy	8

CHANGE IN REPORTING CURRENCY

Effective October 1, 2013, we changed our reporting currency from the Euro to the U.S. dollar, as management is of the opinion that a U.S. dollar reporting currency enhances communication and understanding with our shareholders, analysts and other stakeholders and improves comparability of our financial information with our competitors and peer group companies. Consolidated financial statements issued prior to October 1, 2013 were prepared using the Euro as the reporting currency; however, subsequent to October 1, 2013, both current and historical financial information have been translated to U.S. dollars in accordance with the method described in Note 1, “The Company and Summary of Significant Accounting Policies – Foreign Operations and Currency Translation”, of the consolidated financial statements included in this annual report on Form 10-K.

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

	Year Ended December 31,
	2014	2013	2012	2011	2010
			($/€)
End of period	1.2101	1.3779	1.3186	1.2973	1.3269
High for period	1.2101	1.2774	1.2062	1.2926	1.1959
Low for period	1.3927	1.3816	1.3463	1.4875	1.4536
Average for period	1.3297	1.3281	1.2859	1.3931	1.3261

			($/C$)
End of period	0.8620	0.9401	1.0042	0.9835	0.9991
High for period	0.8588	0.9348	0.9600	0.9430	0.9280
Low for period	0.9423	1.0164	1.0299	1.0584	1.0040
Average for period	0.9060	0.9712	1.0007	1.0121	0.9714

On February 9, 2015, the most recent weekly publication of the daily Noon Buying Rate before the filing of this annual report on Form 10-K reported that the Noon Buying Rate as of February 6, 2015 for the conversion of U.S. dollars to Euros and Canadian dollars was $1.1330 per Euro and $0.7985 per Canadian dollar.

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

We are the sole NBSK producer, and the only significant producer of pulp for resale, known as “market pulp”, in Germany, which is the largest pulp import market in Europe. We also generate and sell a significant amount of surplus “green” energy to regional utilities. Our operations are located in Eastern Germany and Western Canada. We currently employ approximately 1,430 people. We operate three NBSK pulp mills with a consolidated annual production capacity of approximately 1.5 million ADMTs of NBSK pulp and 305 MW of electrical generation:

•	Rosenthal mill. Our wholly-owned subsidiary, Rosenthal, owns and operates the Rosenthal mill, a modern, efficient ISO 9001, 14001 and 50001 certified NBSK pulp mill that has an annual production capacity of approximately 360,000 ADMTs and 57 MW of electrical generation. The Rosenthal mill generated and exported 178,266 MWh of electricity during the year ended December 31, 2014, resulting in approximately $21.9 million in revenues. The Rosenthal mill is located in the town of Blankenstein, Germany, approximately 300 kilometers south of Berlin.

•	Stendal mill. Our subsidiary, Stendal owns and operates the Stendal mill, a state-of-the-art, single-line, ISO 9001 and 14001 certified NBSK pulp mill that has an annual production capacity of approximately 660,000 ADMTs and 148 MW of electrical generation. The Stendal mill generated and exported 509,773 MWh of electricity during the year ended December 31, 2014, resulting in approximately $56.8 million in revenues. The Stendal mill is located near the town of Stendal, Germany, approximately 130 kilometers west of Berlin. We previously owned 83% of Stendal. In September 2014, we made a further investment and acquired substantially all of the minority shareholder’s interest and certain other rights and now own 100% of the economic interest of Stendal.

•	Celgar mill. Our wholly-owned subsidiary, Celgar, owns and operates the Celgar mill, a modern, efficient ISO 9001 and 14001 certified NBSK pulp mill with an annual production capacity of approximately 520,000 ADMTs and 100 MW of electrical generation. The Celgar mill generated and exported 119,719 MWh of electricity during the year ended December 31, 2014, resulting in approximately $10.1 million in revenues. The Celgar mill is located near the city of Castlegar, British Columbia, Canada, approximately 600 kilometers east of Vancouver.

Organizational Chart

The following chart sets out our principal operating subsidiaries, their jurisdictions of organization, their principal activities and their annual pulp production and electrical generation capacity:

History and Development of Business

In 1994, we commenced pulp operations with the acquisition of our Rosenthal mill. In 1999, we completed a major capital project which, among other things, converted that mill to the production of kraft pulp from sulphite pulp, increased its annual production capacity and improved efficiencies. The aggregate cost of this project was approximately $385.7 million, of which approximately $100.8 million was financed through government grants. Subsequent capital investments and efficiency improvements have reduced emissions and energy costs and increased the Rosenthal mill’s annual production capacity to approximately 360,000 ADMTs. Our Rosenthal mill completed a capital project to also produce and sell tall oil in the fourth quarter of 2014.

In September 2004, we completed construction of the Stendal mill at an aggregate cost of approximately $1.1 billion. The Stendal mill is one of the largest NBSK pulp mills in Europe. The Stendal mill was financed through a combination of government grants totaling approximately $332.0 million, low-cost, long-term project debt which was largely severally guaranteed by the federal government and a state government in Germany, and equity contributions.

We initially had a 63.6% ownership interest in Stendal. We subsequently increased our interest in Stendal through acquisitions and/or further investments to 70.6% in 2006, 74.9% in 2009 and 83.0% in 2013. In September 2014, we made an additional capital investment in Stendal and acquired all of the shareholder loans and substantially all of the shares of the minority shareholder in Stendal and other rights. As a result of such transactions, we now consolidate all of the economic interest in Stendal.

In December 2013, our Stendal mill completed a $49.3 million project, referred to as “Project Blue Mill”, which was designed to increase production and efficiency through debottlenecking initiatives including the installation of an additional 46 MW steam turbine at our Stendal mill. The debottlenecking which, among other things, required a new turbine in order to enhance and efficiently utilize steam production was designed to increase the mill’s annual pulp production capacity by 30,000 ADMTs. The new turbine permits the mill to produce an additional 109,000 MWh annually of surplus renewable energy for sale at premium pricing and is fully operational.

A significant portion of the capital investments at our German mills, including the construction of the Stendal mill, were financed through government grants. Since 1998, our German mills have benefited from approximately $468.6 million in government grants. These grants reduce the cost basis of the assets purchased when the grants are received and are not reported in our income.

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

Our Competitive Strengths

Our competitive strengths include the following:

•	Leading Market Position. We are one of the largest pure-play NBSK market pulp producers in the world, which leads to increased presence and better industry information in the markets in which we operate and provides for close customer relationships with many large pulp consumers. Our key competitors include Canfor Pulp, Metsä Fibre, Södra Cell and Asia Pulp and Paper.

•	Stable Income Source from the Sale of Surplus Renewable Energy and Chemicals. Our modern mills generate electricity, which is surplus to their operating requirements, providing our mills with a stable revenue source unrelated to pulp prices. Additionally, our Stendal mill generates tall oil from black liquor, which is sold to third parties for use in numerous applications including bio-fuels, and our Rosenthal mill completed a capital project to produce and sell tall oil in the fourth quarter of 2014. Since our energy and chemical production are by-products of our pulp production process, there are minimal incremental costs and our surplus energy and chemical sales are highly profitable. All of our mills generate and sell surplus energy to regional utilities. Our German mills benefit from special tariffs under Germany’s Renewable Energy Sources Act, referred to as the “Renewable Energy Act”, which provides for premium pricing on “green” energy. Our Celgar mill is party to a fixed electricity purchase agreement, referred to as the “Electricity Purchase Agreement”, with the regional public utility provider for the sale of surplus power through 2020. During the year ended December 31, 2014, our mills generated approximately $101.5 million in revenues from energy and chemical sales.

•	Modern and Globally Cost Competitive Mills. We believe the relative age, production capacity and electrical generation capacity of our mills provide us with certain manufacturing cost and other advantages over many of our competitors. We believe competitors’ older mills do not have the equipment or capacity to produce or sell surplus power or chemicals in a meaningful amount. In addition, since our mills are relatively new they benefit from lower maintenance capital requirements and higher efficiency relative to many of our competitors’ mills.

•	Strategic Locations Providing Cost and Service Advantages. Our strategic mill locations position us well to serve customers in Europe, Asia, and North America. We are the only significant producer of market pulp in Germany, which is the largest pulp import market in Europe. Due to the proximity of our German mills to most of our European customers, we benefit from lower transportation costs relative to most of our major competitors. Our Celgar mill, located in Western Canada, is well situated to serve Asian and North American customers, specifically in China, which is the world’s largest and fastest-growing pulp import market. Our Stendal mill also supplies customers in China through its existing logistics arrangements. We primarily work directly with customers to capitalize on our geographic diversity, coordinate sales and enhance customer relationships. We believe our ability to deliver high quality pulp on a timely basis and our customer service make us a preferred supplier for many customers.

•	Proximity of Abundant Fiber Supply. Although fiber is cyclical in both price and supply, there is a significant amount of high-quality fiber within a close radius of each of our mills. This fiber supply, combined with our purchasing power and our ability to switch between whole logs chipped at our mills and sawmill residual chips, enables us to enter into contracts and arrangements which have generally provided us with sufficient fiber supply.

•	Experienced Management Team. Our directors and senior managers have extensive experience in the pulp and forestry industries. We also have experienced managers at all of our mills. Our management has a proven track record of implementing new initiatives and capital projects in order to reduce costs throughout our operations as well as identifying and harnessing new revenue opportunities.

Corporate Strategy

Our corporate strategy is to expand our asset and earnings base through organic growth and acquisitions, primarily in Europe and North America. We pursue organic growth through active management and targeted capital expenditures to generate a high return by increasing pulp, energy and chemical production, reducing costs and improving efficiency. We are also developing innovative new products based on other derivatives of the kraft pulping process. We seek to acquire interests in companies and assets in the pulp industry and related businesses where we can leverage our experience and expertise in adding value through a focused management approach. Key elements of our strategy include:

•	Focus on Premium Grade NBSK Market Pulp. We produce NBSK pulp because it is a premium grade kraft pulp and generally obtains the highest price relative to other kraft pulps. Although demand is cyclical, between 2005 and 2014 overall worldwide demand for bleached softwood kraft market pulp grew at an average of approximately 1% per annum. We focus on customers that produce tissue, specialty papers and high-quality printing and writing paper grades. We believe the growth in demand from tissue and specialty paper customers, which utilize a significant proportion of NBSK pulp, has more than offset the secular decline in demand from printing and writing paper customers. This allows us to benefit from our long-term relationships with tissue and paper manufacturers in Europe and participate in higher growth markets in emerging countries such as China where there has been strong growth in tissue demand.

•

Increasing Stable Revenues from Renewable Energy and Chemical Sales. We focus on the generation and sales of surplus renewable energy and chemicals and, because there are minimal associated incremental costs, such sales are highly profitable. These sales provide us with a stable income source unrelated to cyclical changes in pulp prices. In 2014, our mills sold 807,758 MWh of surplus electricity and generated approximately $101.5 million in revenues from energy and chemical sales, compared with 699,051 MWh and $92.2 million in 2013. In

December 2013, our Stendal mill completed Project Blue Mill to increase production and efficiency through debottlenecking initiatives and the installation of a 46 MW steam turbine at the mill. The new turbine permits the mill to produce an additional 109,000 MWh of surplus electricity annually. Our Rosenthal mill implemented a capital project to produce and sell tall oil, which was completed in the fourth quarter of 2014. We continually explore and pursue initiatives to enhance our energy and chemical generation and sales in order to reduce volatility and increase our revenues from a stable source, while favorably impacting our profitability.

•	Targeted Capital Expenditures to Enhance Production Capacity and Efficiency. We operate three large modern pulp mills which provide us with a platform to be an efficient and competitive producer of high-quality NBSK pulp without the need for significant sustaining capital. We seek to make targeted capital expenditures that increase the production and operational efficiency of the mills, reduce costs and improve product quality and electricity generation. Over the last five years, we have invested approximately $187.0 million (including $65.0 million in associated government grants) in growth capital expenditures for capacity expansions, operational efficiencies and renewable energy and chemical production.

•	Achieving Operational Excellence. Operating our mills reliably and at a competitive cost is important for our financial performance. In addition to our capital expenditure program, we continuously strive to develop maintenance systems and procedures that will improve the throughput of our products by increasing the reliability of our manufacturing processes. We also seek to reduce operating costs by better managing certain operating activities such as fiber procurement, sales, marketing and logistics activities. We believe that our continued focus on operational excellence should allow us to achieve improved profitability and cash flows.

•	Strategic Opportunities. We believe there will be continuing change and consolidation in the pulp and paper industry as industry participants continually seek to lower costs, refocus their product lines and react to ever changing global market conditions. We take an opportunistic approach to potential investments or acquisitions that can grow our business and expand our earnings.

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

Most paper users of market kraft pulp use a mix of softwood and hardwood grades to optimize production and product qualities. In 2014, market kraft pulp consumption was approximately 53% hardwood bleached kraft, 43% softwood bleached kraft and the remainder comprised of unbleached pulp. Over the last several years, production of hardwood pulp, based on fast growing plantation fiber primarily from Asia and South America, has increased much more rapidly than that of softwood grades that have longer growth cycles. Hardwood kraft generally has a cost advantage over softwood kraft as a result of lower fiber costs, higher wood yields and, for newer hardwood mills, economies of scale. As a result of this growth in supply and lower costs, kraft pulp customers have substituted some of the pulp content in their products to hardwood pulp.

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

Markets

We believe that over 130.0 million ADMTs of chemical pulp are converted annually into tissues, printing and writing papers, carton boards and other specialty grades of paper and paperboard around the world. We also believe that over one third of this pulp is sold on the open market as market pulp, while the remainder is produced for internal purposes by integrated paper and paperboard manufacturers.

Demand for kraft pulp is cyclical in nature and is generally related to global and regional levels of economic activity. Overall global demand for all kraft pulp types, including softwood, was negatively impacted by the weak global economic conditions and global financial and credit turmoil the world began to experience in the latter part of 2008 and continuing through the first half of 2009. Significant producer shutdowns and curtailments, along with strong demand from China, resulted in an improved supply-demand balance and improved prices in the second half of 2009 through 2010. Although global pulp markets continued to strengthen in the first half of 2011, mainly driven by demand from Asia, economic uncertainty in Europe and credit tightening in China resulted in a decrease in demand and weaker pulp prices in the fourth quarter of 2011. In 2012, continued economic uncertainty in Europe, credit tightening in China and weak demand for paper in Europe resulted in some integrated producers curtailing their paper production and selling their pulp on the market, primarily in China. These factors negatively impacted demand and supply of pulp and resulted in generally weak pulp prices. In 2013, demand from China was stable throughout the year and supply was slightly under-balanced, which resulted in higher prices in 2013. In 2014, demand in both European and Chinese markets was stable, while supply was slightly under-balanced throughout the year which kept prices at relatively high levels.

Between 2005 and 2014, worldwide demand for chemical market pulp grew at an average rate of approximately 2% annually, with worldwide demand for bleached softwood kraft market pulp having grown at an average of approximately 1% per annum. The following chart illustrates the global demand for chemical market pulp for the periods indicated:

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

Since 2005, demand for chemical softwood market pulp has grown in the emerging markets of Asia, Eastern Europe and Latin America. China in particular has experienced substantial growth and its imports of softwood market pulp grew by approximately 11% per annum between 2005 and 2014. We believe the emerging markets now account for approximately 51% of total world demand. China now accounts for approximately 29% of global bleached softwood kraft market pulp demand, compared to only 13% in 2005. Western Europe currently accounts for approximately 27% of global bleached softwood kraft market pulp demand, compared to approximately 37% in 2005. The demand in the mature markets of Europe, North America and Japan in 2014 declined by approximately 2.8 million ADMTs from its peak in 2005.

The following chart sets forth industry-wide bleached softwood kraft delivery levels to China for the periods indicated:

Growth in NBSK pulp demand in China and other emerging markets has, to a large extent, been driven by increased demand from tissue producers, as a result of economic growth and rising income levels and living standards in such markets. These factors generally contribute to a greater demand for personal hygiene products in such regions. In China alone, tissue producers have publicly announced plans to add a total of 30 tissue paper machines at various sites during 2015 to increase their annual tissue capacity by approximately 1.2 million ADMTs. At this time there can be no assurance as to when and how much of such capacity expansion will be implemented.

This has also led to an overall shift in demand for NBSK pulp, as demand from tissue producers has increased, while demand from printing and writing end uses has decreased. Between 2003 and 2013, NBSK pulp demand for tissue production increased by approximately 168%, an approximate 10% compound annual growth rate. From 2003 to 2013, a period very affected by “digital substitution” of traditional paper grades, total NBSK demand grew by 14%.

The following chart compares NBSK pulp demand by end use in each of 2003 and 2013 (the latest year for which figures are currently available).

We believe 2014 NBSK demand by end use was generally consistent with the trend in the chart above.

A measure of demand for kraft pulp is the ratio obtained by dividing the worldwide demand of kraft pulp by the worldwide capacity for the production of kraft pulp, or the “demand/capacity ratio”. An increase in this ratio generally occurs when there is an increase in global and regional levels of economic activity. An increase in this ratio also generally indicates greater demand as consumption increases, which often results in rising kraft pulp prices and a reduction of inventories by producers and buyers. As prices continue to rise, producers continue to run at higher operating rates. However, an adverse change in global and regional levels of economic activity generally negatively affects demand for kraft pulp, often leading buyers to reduce their purchases and rely on existing pulp inventories. As a result, producers run at lower operating rates by taking downtime to limit the build-up of their own inventories. The demand/capacity ratio for softwood kraft pulp was approximately 93%, 94% and 94% in 2014, 2013 and 2012, respectively.

A significant factor affecting our market is the amount of closures of old, high-cost capacity. Over the last several years, mills in North America, Finland and Sweden were permanently or indefinitely closed. Although some capacity was restarted in late 2009 and 2010 in response to very high NBSK pulp prices, we believe the overall net effect reduced NBSK pulp supply and positively impacted markets. Between 2011 and 2014, we believe approximately 800,000 ADMTs of pulp capacity was idled or shut down through mill closures or curtailments. Further, in efforts to improve environmental and safety standards, China has publicly stated that it will be reducing existing pulp and paper capacity in the near term by closing “old” mills, targeting a removal of 4.9 million ADMTs by the end of 2014. At this time, there can be no certainty as to the actual amount and timing of any such closures.

By the end of 2014, the global supply of bleached hardwood kraft pulp increased by approximately 1.6 million ADMTs, primarily from South America. This increase in bleached hardwood kraft pulp is largely targeted at the growing demand for pulp in developing markets, particularly in China, by producers of tissues, specialty papers and packaging. If such additional bleached hardwood kraft pulp supply is not absorbed by such demand growth, as a result of generally lower prices for bleached hardwood kraft pulp, this supply increase could put downward pressure on NBSK pulp prices. However, we believe customers’ ability to further substitute NBSK pulp for lower priced bleached hardwood kraft pulp is limited by the strength characteristic of NBSK pulp which is required by large modern paper machines to run lower basis-weight paper products efficiently. As pulp prices are highly cyclical, there can be no assurances that prices will not decline in the future.

In 2013, one new NBSK mill was started up in Russia, which resulted in an incremental increase of approximately 490,000 ADMTs in annual production capacity. Currently, we are aware of several publicly announced modernization and expansion projects for NBSK mills in Europe that may be implemented over the next three years, ranging from small expansions of existing mills to potential “greenfield” mills. We currently believe a few of these projects will be implemented while others are currently subject to various conditions including financing and further development. We believe that, because of fiber constraints, any significant expansion of NBSK capacity in the region would require the closure of older mills. At this time, we cannot predict which of the publicly announced expansion projects will be completed or how much additional NBSK production capacity may come online.

In addition, certain integrated pulp and paper producers have the ability to discontinue paper production by idling their paper machines and selling their NBSK pulp production on the market, if market conditions, prices and trends warrant such actions. We believe that the absence of other plant expansions is due in part to fiber supply constraints and high capital costs.

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

The average European list prices for NBSK pulp since 2005 have fluctuated between a low of approximately $575 per ADMT in 2009 and a high of $1,030 per ADMT in 2011.

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

In 2013, demand from China was stable throughout the year and supply was slightly under-balanced, which resulted in higher year-end list prices of $905 per ADMT in Europe and $990 and $750 per ADMT in North America and China, respectively. In 2014, demand in both Europe and China was stable, while supply was slightly under-balanced throughout the year which kept prices relatively high. At the end of 2014, list prices in Europe were approximately $935 per ADMT, while list prices in North America and China were approximately $1,020 and $700 per ADMT, respectively.

A producer’s net sales realizations are list prices, net of customer discounts, commissions and other selling concessions. While there are differences between NBSK list prices in Europe, North America and Asia, European prices are generally regarded as the global benchmark and pricing in other regions tends to follow European trends. The nature of the pricing structure in Asia is different in that, while quoted list prices tend to be lower than Europe, customer discounts and rebates are much lower, resulting in net sales realizations that are generally similar to other markets.

The majority of market NBSK pulp is produced and sold by Canadian and Northern European producers, while the price of NBSK pulp is generally quoted in U.S. dollars. As a result, NBSK pricing is often affected by fluctuations in the currency exchange rates for the U.S. dollar versus the Canadian dollar, the Euro and local currencies. NBSK pulp price increases during 2006, 2007 and the first half of 2008 were in large part offset by the negative impact on our operating costs of a weakening of the U.S. dollar. Similarly, the strengthening of the U.S. dollar against the Canadian dollar and the Euro towards the end of 2008 helped partially offset pulp price decreases caused by the deterioration in global economic conditions. The overall strengthening of the U.S. dollar against the Euro in 2010, and in particular in the first half of 2010, improved the operating margins of our German mills. Although the U.S. dollar weakened against the Euro for most of 2011, it strengthened at the end of 2011. Overall, the U.S. dollar was 8% stronger against the Euro in 2012 compared to 2011. In 2013, the U.S. dollar was 3% weaker against the Euro, compared to 2012, which reduced the operating margins of our German mills. However, by the end of 2014, the U.S. dollar was 12% and 8% stronger against the Euro and the Canadian dollar, respectively, compared to 2013, which increased the operating margins of our three mills.

The global supply and demand balance for NBSK pulp is a key determinant in pulp pricing. Generally, we and other producers consider global NBSK pulp supply and demand to be evenly balanced when world inventory levels are at about 30 days’ supply.

The following chart sets forth changes in FOEX PIX Pulp index prices for NBSK pulp and global bleached softwood kraft inventory levels between 2005 and 2014:

Seasonality

We are exposed to fluctuations in quarterly sales volumes and expenses due to seasonal factors. These factors are common in the NBSK pulp industry. We generally have weaker pulp demand in Europe during the summer holiday months and in China in the period relating to its lunar new year. We typically have a seasonal build-up in raw material inventories in the early winter months as our mills build up their fiber supply for the winter when there is reduced availability.

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

The heat produced by the recovery boiler is used to generate high-pressure steam. Additional steam is generated by a power boiler through the combustion of biomass consisting of bark and other wood residuals from sawmills and our woodrooms and residue generated by the effluent treatment system. Additionally, during times of upset, we may use natural gas to generate steam. The high pressure steam produced by the recovery and power boilers is used to power a turbine generator to generate electricity, low pressure steam coming off the turbine is then used to provide heat for the digesting and pulp drying processes.

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

We are part of an industry association that has made considerable progress in developing a particular manufacturing process. We, along with other member companies, including certain other NBSK producers, have license rights to further develop and market existing intellectual property registered under patent to our industry association. Further, such association, in conjunction with one of its member companies, is constructing a pilot production facility and we have access to its product for development purposes. While there remains much research and development to be done, we are encouraged enough to continue to expend resources to develop this technology, both individually and in joint development arrangements with third parties. We estimate expenditures totaling approximately $3.0 million over the three-year period from 2014 to 2016.

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

Our Mills and Product

We manufacture and sell NBSK pulp produced from wood chips and pulp logs at our three mills.

The following table sets out our pulp production capacity and actual production by mill for the periods indicated:

	Annual Production Capacity(1)	Year Ended December 31,
		2014	2013	2012
Pulp Production by Mill:		(ADMTs)
Rosenthal	360,000	360,463	361,724	337,959
Celgar	520,000	453,104	447,935	490,018
Stendal	660,000	671,444	634,816	640,298

Total pulp production	1,540,000	1,485,011	1,444,475	1,468,275

(1)	Capacity is the rated capacity of the plants for the year ended December 31, 2014.

Rosenthal Mill. The Rosenthal mill is situated on a 230 acre site in the town of Blankenstein in the state of Thüringia, approximately 300 kilometers south of Berlin. The Saale river flows through the site of the mill. In late 1999, we completed a major capital project which converted the Rosenthal mill to the production of kraft pulp. It is a single line mill with a current annual production capacity of approximately 360,000 ADMTs of kraft pulp. The mill is self-sufficient in steam and electrical power. Some excess electrical power which is constantly generated is sold to the regional power grid. The facilities at the mill include:

•	an approximately 425,000 square feet fiber storage area;

•	debarking and chipping facilities for pulp logs;

•	an approximately 700,000 square feet roundwood yard;

•	a fiber line, which includes a Kamyr continuous digester and bleaching facilities;

•	a pulp machine, which includes a dryer, a cutter and a baling line;

•	an approximately 60,000 square feet finished goods storage area;

•	a chemical recovery line, which includes a recovery boiler, evaporation plant, recausticizing plant and lime kiln;

•	a fresh water plant;

•	a wastewater treatment plant; and

•	a power station with a turbine capable of producing 57 MW of electric power from steam produced by the recovery boiler and a power boiler.

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

Generation and Sales of “Green” Energy and Chemicals at our Mills

Our pulp mills are large scale bio-refineries that, in addition to pulp, also produce surplus “carbon neutral” or “green” energy. As part of the pulp production process our mills generate “green” energy using carbon-neutral bio-fuels such as black liquor and wood waste. Through the incineration of bio-fuels in the recovery and power boilers, our mills produce sufficient steam to cover all of our steam requirements and allow us to produce surplus electricity which we sell to third party utilities. As a result, we have benefited from “green” energy legislation, incentives and commercialization that have developed over the last few years in Europe and Canada. In addition, in recent years we have applied considerable resources to increasing our capacity to produce and sell chemicals, primarily tall oil for use in numerous applications including bio-fuels.

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

In 2014 and 2013, our mills sold 807,758 MWh and 699,051 MWh of surplus electricity, respectively, and recorded revenues of $88.8 million and $79.4 million, respectively, from such energy sales. In 2014 and 2013, revenues from the sale of chemicals were $12.7 million and $12.8 million, respectively.

The following table sets out our electricity generation and surplus electricity sales for the five years ended December 31, 2014:

The following chart sets forth our consolidated revenues from electricity and chemical sales for the five years ended December 31, 2014:

German Mills

Our Rosenthal and Stendal mills participate in a program established pursuant to the Renewable Energy Act. Such Act, in existence since 2000, requires that public electric utilities give priority to electricity produced from renewable energy sources by independent power producers and pay a fixed tariff for a period of 20 years. Under the program, our German mills now sell their surplus energy to the local electricity grid at the rates stipulated by the Renewable Energy Act for biomass energy.

Since 2005, our German mills have also benefited from the sale of emission allowances under the European Union Carbon Emissions Trading Scheme, referred to as “EU ETS”. However, our eligibility for special tariffs under the Renewable Energy Act has reduced the amount of emissions allowances granted to our German mills under the EU ETS.

In 2014, our Rosenthal and Stendal mills sold approximately 178,266 MWh and 509,773 MWh of electricity, respectively, for proceeds of $21.9 million and $56.8 million, respectively.

In December 2013, we completed Project Blue Mill which permits the Stendal mill to produce an annual incremental 30,000 ADMTs of pulp and 109,000 MWh of surplus renewable electricity and is fully operational. Sales of such incremental surplus electricity generated approximately $9.7 million in revenues for Stendal in 2014.

In 2014, our Stendal mill generated $11.9 million from the sale of tall oil, a by-product of our production process. In 2014, our Rosenthal mill completed a capital project to also produce and sell tall oil. We estimate that, based on current pricing, the project should permit the Rosenthal mill to generate approximately $3.5 million in annual revenues from tall oil sales.

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

In 2014, we sold approximately 119,719 MWh of surplus renewable electricity at our Celgar mill which generated approximately $10.1 million in annual revenues.

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

In Germany, the price and supply of wood chips has been affected by increasing demand from alternative or renewable energy producers and government initiatives for carbon neutral energy. Declining energy prices, weaker economies or warm winters such as in 2014 temper the demand for wood chips resulting from initiatives by European governments to promote the use of wood as a carbon neutral energy. Over the long-term, we expect this non-traditional demand for fiber to continue to increase.

In April 2008, the Russian government raised tariffs on the export of sawmill and pulp wood to 25% from 20%. A further increase to 80% was initially scheduled for January 1, 2009 but was officially deferred twice and Russia’s export tariff remained unchanged at 25% in 2011. In August 2012, Russia entered the World Trade Organization, or “WTO”, and, due to inclusion in the WTO, Russia has lowered its export tariffs for certain softwood species to between 13% and 15%, which we believe has had a positive impact on European fiber supply.

During the past few years, certain customers have endeavored to purchase pulp that is produced using fiber that meets certain recognized wood certification requirements from forest certification agencies like FSC, PEFC, SFI-CSA. If the fiber we purchase does not meet certain wood certifications required by customers, it may make it more difficult or prevent us from selling our pulp to such customers. The chain of custody wood certification process is a voluntary process which allows a company to demonstrate that they use forest resources in accordance with strict principles and standards in the areas of sustainable forest management practices and environmental management. In an effort to procure wood only from sustainably managed sources, we employ an FSC Chain of Custody protocol which requires tracking of fiber origins and preparing risk based assessments regarding the region and operator. In the areas where we operate, we are actively engaged in the further development of certification processes. Although wood certification requirements continue to evolve and are not consistent from jurisdiction to jurisdiction, we currently do not expect certification requirements to have a material adverse impact on our fiber procurement and pulp sales.

Offsetting some of the increases in demand for wood fiber have been initiatives in which we and other producers are participating to increase harvest levels in Germany, particularly from small private forest owners. We believe that Germany has the highest availability of softwood forests in Europe suitable for harvesting and manufacturing. We believe private ownership of such forests is approximately 50%. Many of these forest ownership stakes are very small and have been harvested at rates much lower than their rate of growth. In 2009, forest owners began to reduce their harvesting rates in response to slowing economies and weaker demand for pulp logs, leading to an undersupply which resulted in increased fiber prices during that year. Fiber prices continued to increase through most of 2010 and 2011, driven by a weak lumber market, lower harvesting in central Germany and increased demand for wood from the energy sector for heating and other bio-energy purposes. In 2012, fiber prices in Germany decreased by approximately 17% (in U.S. dollar terms), mainly due to reduced demand for fiber from the European particle board industry and other regional residual fiber users and the start of a recovery in lumber markets. In 2013, fiber prices in Germany increased by approximately 13%, mainly due to strong demand from the European board producers and sawmills, along with the increased demand for pellets due to an unusually cold winter. In addition to increased demand, high snow levels and summer floods in some areas in which we operate led to lower fiber supply levels during much of 2013. In 2014, our per unit fiber costs in Germany decreased by 6% due to sawmills running at high rates, a stronger supply of logs and lower demand from pellet producers and board manufacturers.

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

In 2014, the Rosenthal mill consumed approximately 1.8 million cubic meters of fiber. Approximately 69% of such consumption was in the form of sawmill wood chips and approximately 31% was in the form of pulp logs. The wood chips for the Rosenthal mill are sourced from approximately 26 sawmills located primarily in the states of Bavaria, Baden-Württemberg and Thüringia and are within a 300 kilometer radius of the Rosenthal mill. Within this radius, the Rosenthal mill is the largest consumer of wood chips. Given its location and size, the Rosenthal mill is often the best economic outlet for the sale of wood chips in the area. Approximately 71% of the fiber consumed by the Rosenthal mill is spruce and the remainder is pine. While fiber costs and supply are subject to cyclical changes largely in the sawmill industry, we expect that we will be able to continue to obtain an adequate supply of fiber on reasonably satisfactory terms for the Rosenthal mill due to its location and our long-term relationships with suppliers. We have not historically experienced any significant fiber supply interruptions at the Rosenthal mill.

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

In 2014, the Stendal mill consumed approximately 3.4 million cubic meters of fiber. Approximately 30% of such fiber was in the form of sawmill wood chips and approximately 70% in the form of pulp logs. The core wood supply region for the Stendal mill includes most of the Northern part of Germany within an approximate 300 kilometer radius of the mill. We also purchase wood chips from Southwestern and Southern

Germany. The fiber base in the wood supply area for the Stendal mill consisted of approximately 55% pine, 44% spruce and 1% other species in 2014. The Stendal mill has sufficient chipping capacity to fully operate solely using pulp logs, if required. We source pulp logs from private forest holders, municipal forest owners and from state forest agencies in Thüringia, Saxony-Anhalt, Mecklenburg-Western Pomerania, Saxony, Lower Saxony, North Rhine-Westphalia, Hesse and Brandenburg, Bavaria, Schleswig-Holstein, Rhineland Palatinate and the City of Berlin. The volumes are distributed at optimal costs between the mills. In addition, in 2013 and 2014, the Stendal mill also imported fiber from Poland and the Baltic Sea region.

In 2014, the Celgar mill consumed approximately 2.4 million cubic meters of fiber. Approximately 78% of such fiber was in the form of sawmill wood chips and the remaining 22% came from pulp logs processed through its woodroom or chipped by a third party. The source of fiber at the mill is characterized by a mixture of species (pine, douglas fir, hemlock, cedar and spruce) and the mill sources fiber from a number of Canadian and U.S. suppliers.

As a result of the cyclical decline in sawmill chip supply resulting from lower lumber production in British Columbia commencing in 2008, the Celgar mill increased its U.S. purchases of fiber, diversified its suppliers and, where possible, increased chip production through third party field chipping contracts and existing sawmill suppliers. In 2009, the Celgar mill upgraded its woodroom which, along with subsequent improvements during the year, increased its capacity to be able to process up to 40% of the mill’s fiber needs. The woodroom upgrades also increased the mill’s ability to process smaller diameter logs and facilitate an efficient flow of fiber. This has increased the overall volume of fiber being processed and helped mitigate increases in the price of fiber. A recovery in U.S. housing starts which commenced in the latter part of 2012 and continued in 2013 and 2014 resulted in increased sawmill activity. This increased the supply of wood chips for the Celgar mill and reduced its need for pulp logs, which are generally a higher cost for the mill than wood chips.

The Celgar mill has access to approximately 29 different suppliers from Canada and the U.S., representing approximately 78% of its total annual fiber requirements. The Celgar mill’s woodroom and third party chippers supplied the remaining 22% of the mill’s fiber requirements in 2014. Chips are purchased in Canada and the U.S. in accordance with chip purchase agreements. Generally, pricing is reviewed and adjusted periodically to reflect market prices. One of the longer-term contracts is a so-called “evergreen” agreement, where the contract remains in effect until one of the parties elects to terminate after providing the stipulated notice. All other contracts are generally for one year with quarterly adjustments or on three-month terms.

To secure the volume of pulp logs required by its woodroom, the Celgar mill has entered into pulp log supply agreements, which can range from three-month to one-year terms, with a number of different suppliers, many of whom are also contract chip suppliers to the mill. All of the pulp log agreements can be terminated by either party for any reason, upon seven days’ written notice. The Celgar mill also purchased two non-renewable licenses at a cost of $1.3 million, which will provide saw logs to sawmills in the area and pulp logs for the Celgar mill to use.

In 2014, our fiber costs per unit at the Celgar mill were approximately 11% lower than in 2013, as a result of the impact of strong sawmill activity in the region.

Labor

Our labor costs are generally steady, with small overall increases due to inflation in wages and health care costs. Over the last three years, we have been able to largely offset such increases by increasing our efficiencies and production and streamlining operations.

In July 2013, we determined to reduce the Celgar mill’s workforce by approximately 85 employees in order to reduce the mill’s fixed costs. In 2013, we incurred pre-tax charges of approximately $5.0 million for severance and other personnel-related expenses in connection with this reduction. We estimated that our Celgar mill would realize approximately $8.0 million to $10.0 million in annual pre-tax costs savings once such restructuring has been completed and expected to realize approximately 80% of such savings in 2014. As at December 31, 2014, we had realized the expected cost savings.

Energy

Our energy is primarily generated from renewable carbon neutral sources, such as black liquor and wood waste. Our mills produce all of our steam requirements and generate excess energy which we sell to third party utilities. In 2014, we generated 1,853,509 MWh and sold 807,758 MWh of surplus energy. See also “– Generation and Sales of ‘Green’ Energy and Chemicals at our Mills”. We utilize fossil fuels, such as natural gas, primarily in our lime kilns and we use a limited amount for start-up and shut-down operations. Additionally, from time to time, mill process disruptions occur and we consume small quantities of purchased electricity and fossil fuels to maintain operations. As a result, all of our mills are subject to fluctuations in the prices for fossil fuels.

Chemicals

Our mills use certain chemicals which are generally available from several suppliers and sourcing is primarily based upon pricing and location. Although chemical prices have risen slightly over the last three years, we have been able to partially reduce our costs through improved efficiencies and capital expenditures. In connection with our focus on the growing bio-energy market, we sell tall oil, a by-product of our production process which is used as both a chemical additive and as a “green” energy source. In 2014, we generated $12.1 million from the sale of tall oil. In 2014, our Rosenthal mill completed a capital project which will allow it to process and sell tall oil. We currently expect tall oil sales to increase in future periods.

Cash Production Costs

Consolidated cash production costs per ADMT for our pulp mills are set out in the following table for the periods indicated:

	Year Ended December 31,
	2014	2013	2012
Cash Production Costs	(per ADMT)
Fiber	$332	$356	$331
Labor	58	62	60
Chemicals	59	63	63
Energy	29	32	24
Other	57	64	59

Total cash production costs(1)	$535	$577	$537

(1)	Cost of production per ADMT produced excluding depreciation.

Sales, Marketing and Distribution

Our pulp revenues by geographic area are set out in the following table for the periods indicated:

	Year Ended December 31,
	2014	2013	2012
Revenues by Geographic Area	(in thousands)
Germany	$336,594	$309,399	$293,733
Italy	80,730	65,654	55,443
Other European Union countries(1)	250,952	224,988	216,846
United States	39,146	30,404	61,103
China	276,848	300,827	295,797
Other Asia	69,711	49,855	42,692
Other countries	9,366	2,748	2,099

Total(2)	$1,063,347	$983,875	$967,713

(1)	Not including Germany or Italy; includes new entrant countries to the European Union from their time of admission.
(2)	Excluding intercompany sales and third party transportation revenues.

The following charts illustrate the geographic distribution of our pulp revenues as a percentage of our total pulp revenues for the periods indicated:

Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012

*Not including Germany or Italy; includes new entrant countries to the European Union from their time of admission.

The distribution of our pulp sales by end use are set out in the following table for the periods indicated:

	Year Ended December 31,
	2014	2013	2012
	(in thousands of ADMTs)
Tissue	542	523	576
Specialty	205	181	214
Printing & Writing	705	662	639
Other	34	74	45

	1,486	1,440	1,474

Our global sales and marketing group is responsible for conducting all sales and marketing of the pulp produced at our mills and currently has approximately 14 employees engaged full time in such activities. This group largely handles all European and North American sales directly. Sales to Asia are made directly or through commission agents overseen by our sales group. The global sales and marketing group handles sales to approximately 209 customers. We coordinate and integrate the sales and marketing activities of our German mills to realize on a number of synergies between them. These include reduced overall administrative and personnel costs and coordinated selling, marketing and transportation activities. We also coordinate sales from the Celgar mill with our German mills on a global basis, thereby providing our larger customers with seamless service across all major geographies. In marketing our pulp, we seek to establish long-term relationships by providing a competitively priced, high-quality, consistent product and excellent service. In accordance with customary practice, we maintain long-standing relationships with our customers, pursuant to which we periodically reach agreements on specific volumes and prices.

Our pulp sales are on customary industry terms. At December 31, 2014, we had no material payment delinquencies. In 2014, one customer at a number of its individual mills accounted for 13% of our pulp sales. In 2013, two customers at a number of their individual mills accounted for 10% and 11%, respectively, of our pulp sales. In 2012, one customer at a number of its individual mills accounted for 11% of our pulp sales. We do not believe our pulp sales are dependent upon the activities of any single customer and the loss of any single customer would not have a material adverse effect on us.

Approximately 50%, 49% and 54% of our sales were to tissue and specialty paper product manufacturers in 2014, 2013 and 2012, respectively. In 2013 and 2012, our Celgar mill shifted sales of approximately 55,000 ADMTs per annum from a very large North American tissue producer to certain printing and writing customers in China as it could obtain higher margins on these particular sales volumes. Generally tissue producer customers are not as sensitive to cyclical declines in demand caused by downturns in economic activity. The balance of our sales was to other paper product manufacturers.

Transportation

We transport our NBSK pulp generally by truck, rail and ocean carriers through third-party carriers. We have a small fleet of trucks in Germany that deliver some of our German mills’ pulp.

Our German mills are currently the only significant market kraft pulp producers in Germany, which is the largest import market for kraft pulp in Europe. We therefore have a competitive transportation cost advantage compared to Canadian and Northern European pulp producers when shipping to customers in Europe. Due to the location of our German mills, we are able to deliver pulp to many of our customers primarily by truck and rail. Most trucks that deliver goods into Eastern Germany generally do not have significant backhaul opportunities as the region is primarily an importer of goods. We are therefore frequently able to obtain relatively low backhaul freight rates for the delivery of our products to many of our customers. Since many of our customers are located within a 500 kilometer radius of our German mills, we can generally supply pulp to customers of these mills faster than our competitors because of the short distances between the mills and our customers.

The Celgar mill’s pulp is transported to customers by rail, truck and ocean carrier to ensure timely delivery. The majority of Celgar’s pulp for overseas markets is initially delivered primarily by rail to the Port of Vancouver for shipment overseas by ocean carrier. Based in Western Canada, the Celgar mill is well positioned to service Asian customers. The majority of the Celgar mill’s pulp for domestic markets is shipped by rail directly to the customer or to third party warehouses in the U.S.

In each of 2014, 2013 and 2012, outbound transportation costs comprised approximately 9% of our total consolidated cost of sales. Generally, in recent years, our transportation costs have increased due to increases in fuel costs and lower shipping capacity. As a result, we have taken initiatives to target sales to the most “freight logical” customers for overseas sales.

Capital Expenditures

In 2014, we continued with our capital investment programs designed to increase pulp, “green” energy and chemical production capacity, reduce costs and improve efficiency and environmental performance at our mills. The improvements made at our mills over the years have reduced operating costs and increased the competitive position of our facilities.

Total capital expenditures at our mills are set out in the following table for the periods indicated:

	Year Ended December 31,
	2014	2013	2012
	(in thousands of dollars)
Rosenthal	$16,624	$8,375	$19,851
Stendal	8,700	32,524	18,990
Celgar	9,288	4,798	8,309

Capital investments at the Rosenthal mill in 2014 related primarily to an automated chip reclamation project and tall oil project, while, in 2013, they related primarily to the completion of the recovery upgrade project and the replacement of capital. In 2012, capital investments related primarily to the mill’s recovery boiler upgrade, which reduced our wastewater fees.

Capital investments at the Stendal mill in 2014 related primarily to a wastewater reduction project. In 2013 and 2012, capital investments related primarily to Project Blue Mill.

In December 2013, the Stendal mill completed Project Blue Mill, which increased production and efficiency at the mill through debottlenecking initiatives, including the installation of an additional 46 MW steam turbine. Project Blue Mill required $49.3 million in capital expenditures over about 21 months, which was primarily funded through approximately €11.3 million ($15.0 million) of non-refundable German government grants and a €17.0 million ($22.2 million) five-year amortizing secured term debt facility. The balance of Project Blue Mill was funded through operating cash flow of the Stendal mill and shareholder contributions.

Certain of our capital investment programs in Germany were partially financed through government grants made available by German federal and state governments. Under legislation adopted by the federal and certain state governments of Germany, government grants are provided to qualifying businesses operating in Eastern Germany to finance capital investments. The grants are made to encourage investment and job creation. For example, the government grants received in connection with Project Blue Mill require us to maintain the employment of core employees for five years after completion of the project. Previously, government grants were available for up to 35% of the cost of qualified investments, such as for the construction of our Stendal mill. These grants at the 35% of cost level required that at least one permanent job be created for each €0.5 million ($0.6 million) of capital investment eligible for such grants and that such jobs be maintained for a period of five years from the completion of the capital investment project. Generally, government grants are not repayable by a recipient unless such recipient fails to complete the proposed capital investment or, if applicable, fails to create or maintain the requisite amount of jobs. In the case of such failure, the government is entitled to revoke the grants and seek repayment unless such failure resulted from material unforeseen market developments beyond the control of the recipient, in which case the government may refrain from reclaiming previous grants. Pursuant to legislation in effect at the time, the Stendal mill recorded approximately $350.0 million of government grants. We believe that we are in compliance in all material respects with all of the terms and conditions governing the government grants we have received in Germany. See “Item 3. – Legal Proceedings”.

The following table sets out, as at the dates indicated, the effect of these government grants on the recorded value of such assets in our Consolidated Balance Sheets:

	As at December 31,
	2014	2013	2012
	(in thousands)
Property, plant and equipment, gross amount less amortization	$1,188,195	$1,403,990	$1,431,355
Less: government grants less amortization	305,045	365,359	364,849

Property, plant and equipment, net (as shown on the Consolidated Balance Sheet)	$883,150	$1,038,631	$1,066,506

The following table sets forth, as at the dates indicated, the gross amount of all government grants we have received and capitalized in our balance sheet, the associated amortization and the resulting net balance we include in our property, plant and equipment:

	As at December 31,
	2014	2013	2012
	(in thousands)
Government grants - gross	$532,696	$600,158	$569,039
Less: Accumulated amortization	227,651	234,799	204,190

Government grants less accumulated amortization	$305,045	$365,359	$364,849

Qualifying capital investments at industrial facilities in Germany that reduce effluent discharges offset wastewater fees that would otherwise be required to be paid. For more information about our environmental capital expenditures, see “– Environmental”.

In 2014, capital investments at the Celgar mill included a new chip screening project, a logistics warehousing project and maintenance projects, while, in 2013, they included maintenance projects. In 2012, capital investments included a project to recover/recycle chemicals from the mill’s effluent.

In January 2014, we commenced the implementation of a new enterprise resource planning, or “ERP”, system to replace our existing business software applications at an estimated cost of $12.0 million. The project is designed to be completed in stages over the next two years. After considerable due diligence, we selected SAP, a global leader in the development of ERP solutions for medium to large sized international businesses.

The ERP system installation will replace a suite of existing legacy systems which, while functional, will begin becoming obsolete in the near future. The ERP solution introduces state-of-the-art, end-to-end business solutions that will provide automation for most aspects of our business including finance, payroll, inventory management, sales, fiber management, supply chain, business analytics and forecasting.

To assist us through the implementation, we have engaged third party advisors with extensive experience in ERP implementations using contemporary systems implementation methodologies that will address not only the technical complexities of such an implementation but also assist with maintaining internal controls over financial reporting.

Excluding costs for projects financed through government grants, capital expenditures, including ERP expenditures, in 2015 are expected to be approximately $56.0 million, comprised principally of:

•	a wastewater reduction project, automated chip reclamation project and maintenance projects at the Rosenthal mill, aggregating approximately $18.7 million;

•	a wastewater reduction project and maintenance projects at the Stendal mill, aggregating approximately $23.1 million;

•	a small log project, logistics warehousing project and maintenance projects at the Celgar mill, aggregating approximately $9.1 million; and

•	an ERP software implementation across the entire company, aggregating approximately $5.1 million.

Environmental

Our operations are subject to a wide range of environmental laws and regulations, dealing primarily with water, air and land pollution control. We devote significant management and financial resources to comply with all applicable environmental laws and regulations. In particular, the operation of our plants is subject to permits, authorizations and approvals and we have to comply with certain emission limits. Compliance with these requirements is monitored by local authorities and non-compliance may result in administrative orders, fines or closures of the non-compliant mill. Our total capital expenditures on environmental projects at our mills were approximately $6.1 million in 2014, approximately $1.9 million in 2013 and approximately $12.0 million in 2012. In 2015, capital expenditures for environmental projects are expected to be approximately $22.1 million. These capital expenditures are expected to reduce our German mills’ effluent discharges and effectively offset wastewater fees that would otherwise be payable.

We believe we have obtained all required environmental permits, authorizations and approvals for our operations. We believe our operations are currently in material compliance with the requirements of all applicable environmental laws and regulations and our respective operating permits.

Under German state environmental rules relating to effluent discharges, industrial users are required to pay wastewater fees based upon the amount of their effluent discharge. These rules also provide that an industrial user which undertakes environmental capital expenditures and lowers certain effluent discharges to prescribed levels may offset the amount of these expenditures against the wastewater fees that they would otherwise be required to pay. We expect capital investment programs and other environmental initiatives at our German mills will continue to offset the wastewater fees that are payable and we believe they will ensure that our operations continue in substantial compliance with prescribed standards.

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

Management further believes that Celgar will continue to operate in substantial compliance with the requirements of all applicable environmental laws and regulations.

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

Climate Change

Over the past several years, changing weather patterns and climatic conditions due to natural and man-made causes have added to the unpredictability and frequency of natural disasters, such as hurricanes, earthquakes, hail storms, wildfires, snow storms and ice storms, which could also affect our mills or cause variations in the cost of raw materials, such as fiber. However, as there are differing scientific studies relating to the severity, extent and speed at which climate change is occurring, we cannot identify and predict all of the consequences of climate change on our business and operations.

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

As part of their production process, our mills take wood residuals and process them through a digester where cellulose is separated from the wood to be used in pulp production and the remaining residuals, called “black liquor”, are used for “green” energy production. As a result of their use of wood residuals and because our mills generate combined heat and power in a process known as cogeneration, they are efficient producers of energy. This energy is carbon neutral and produced from a renewable source. Our relatively modern mills generate a substantial amount of energy that is surplus to their operational requirements.

These factors, along with governmental initiatives in respect of renewable or “green” energy legislation, have provided business opportunities for us to enhance our generation and sales of “green” energy to regional utilities. In December 2013, we completed Project Blue Mill, a project at our Stendal mill to install a new 46 MW steam turbine which permits the mill to produce an additional 109,000 MWh of surplus electricity annually.

We are constantly exploring other initiatives to enhance our generation and sales of surplus “green” energy and chemical by-products. Other potential opportunities that may result from climate change include:

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

In Germany, the price and supply of wood residuals have been affected by an increasing demand from alternative or renewable energy producers and governmental initiatives for carbon neutral energy. Declining energy prices, weaker economies or warm winters such as in 2014 temper the demand for wood chips resulting from initiatives by European governments to promote the use of wood as a carbon neutral energy. Over the long term, this non-traditional demand for fiber is expected to increase in Europe. Additionally, the growing interest and focus in British Columbia for renewable “green” energy is also expected to create additional competition for such fiber in that region over time. Such additional demand for wood residuals may increase the competition and prices for wood residuals over time. See “– Production Costs – Fiber”.

Governmental action or legislation may also have an important effect on the demand and prices for wood residuals. As governments pursue “green” energy initiatives, they risk creating incentives and demand for wood residuals from renewable energy producers that “cannibalizes” or adversely affects traditional users, such as lumber and pulp and paper producers. We are continually engaged in dialogue with government to educate and try to ensure potential initiatives recognize the traditional and continuing role of our mills in the overall usage of forestry resources and the economies of local communities.

Other potential negative consequences from climate change that over time may affect our business include:

•	a greater susceptibility of northern softwood forests to disease, fire and insect infestation;

•	the disruption of transportation systems and power supply lines due to more severe storms;

•	the loss of fresh water transportation for logs due to lower water levels;

•	decreases in the quantity and quality of processed water for our mill operations;

•	the loss of northern softwood forests in areas in sufficient proximity to our mills to competitively acquire fiber; and

•	lower harvest levels decreasing the supply of harvestable timber and, as a consequence, wood residuals.

Human Resources

We currently employ approximately 1,430 people. We have approximately 1,025 employees working in our German operations, including our wood procurement, transportation and sales subsidiaries. In addition, there are approximately 20 people employed at the office we maintain in Vancouver, British Columbia, Canada. Celgar currently employs approximately 385 people in its operations, the vast majority of which are unionized.

Rosenthal employs approximately 444 people, the majority of whom are bound by collective agreements negotiated with Industriegewerkschaft Bergbau, Chemie, Energie, or “IGBCE”, a national union that represents pulp and paper workers. In July 2013, our Rosenthal mill renewed its collective agreement for a two-year period until June 2015. The agreement provided for an initial 1.8% wage increase and a subsequent 3% wage increase in May 2014.

Stendal employs approximately 581 people. In 2011, Stendal entered into a seven-year collective agreement with IGBCE effective July 2011. Since, prior to entering into this collective agreement, Stendal’s employees had relatively lower wages compared to their peers at other German pulp mills, this agreement provided for an approximately 5.5% wage increase in 2012. The collective agreement provides for a further 2.5% minimum annual wage increase from 2013 to 2015. The collective agreement is scheduled to expire in 2018.

In 2012, Celgar entered into a five-year collective agreement with its hourly workers. The agreement provided for lump sum payments of C$3,750 for all active employees in 2012 and 2013 and wage increases of 2.0%, 2.5% or 3.0% in each of 2014, 2015 and 2016. The collective agreement is scheduled to expire in April 2017.

We consider the relationships with our employees to be good. Although no assurances can be provided, we have not had any significant work stoppages at any of our operations and we would therefore expect to enter into new labor agreements with our workers when the current labor agreements expire without any significant work stoppages.

Description of Certain Indebtedness

The following summarizes certain material provisions of: (i) our New Stendal Revolving Credit Facility; (ii) the Stendal Interest Rate Swap Contract; (iii) our 2019 and 2022 Senior Notes; (iv) our credit facilities related to our Rosenthal mill; and (v) the Celgar Working Capital Facility. The summaries are not complete and are qualified by reference to the applicable documents and the applicable amendments to such documents on file with the SEC and incorporated by reference herein.

New Stendal Revolving Credit Facility

On November 25, 2014, our subsidiary, Stendal, entered into a €75.0 million revolving credit facility, referred to as the “New Stendal Revolving Credit Facility”, with UniCredit Bank AG, Credit Suisse AG, London Branch, Royal Bank of Canada and Barclays Bank PLC as original lenders. The principal terms of the New Stendal Revolving Credit Facility are as follows:

•	The total availability under the facility is €75.0 million.

•	The facility matures on the earlier of October 31, 2019 and one month prior to the stated maturity of the 2019 Senior Notes.

•	The facility may be utilized in the form of cash advances or advances by letters of credit or bank guarantees of up to €5.0 million. Borrowings accrue interest at a rate of Euribor plus a 3.50% margin. Fees of 2.25% per annum are payable on issued but undrawn letters of credit and bank guarantees. There is a commitment fee of 1.10% per annum payable on unused availability.

•	The facility is secured by a first ranking registered security interest on the inventories and receivables of Stendal. All shareholder loans made by Mercer Inc. to Stendal are subordinated to the indebtedness under the facility. The lenders’ security interest under the facility ranks pari passu with the claims of Stendal’s hedge provider under the Stendal Interest Rate Swap Contract (as defined below).

•	The facility contains financial maintenance covenants which will be tested semi-annually on June 30 and December 31, commencing June 30, 2015, which require Stendal to maintain (i) a leverage ratio of “net debt” (excluding shareholder loans) to EBITDA of not greater than 2.50:1.00, (ii) an interest coverage ratio (EBITDA to interest expense) of not less than 1.20:1.00 and (iii) a current ratio (current assets to current liabilities) of at least 1.10:1.00.

•	Stendal is permitted under the facility to make (i) distributions for regularly scheduled interest payments on its shareholder loans from Mercer Inc. in an amount of up to $23.0 million per year, provided it maintains pro forma liquidity (availability under the facility plus unencumbered cash) of at least €20.0 million and no event of default is occurring and (ii) other distributions to Mercer Inc. semi-annually, provided it maintains pro forma liquidity of at least €20.0 million, no event of default is occurring and it has (A) a leverage ratio (excluding shareholder loans) of not greater than 2.50:1.00, (B) a trailing six-month interest coverage ratio of at least 1.40:1.00 and (C) a current ratio of at least 1.25:1.00.

•	The facility contains other customary restrictive covenants which, among other things, govern the ability of Stendal to incur liens, sell assets, incur indebtedness, make investments, enter into joint ventures, change its business and issue, repurchase or redeem shares. The facility also contains customary events of default.

Stendal Interest Rate Swap Contract

Stendal previously entered into variable-to-fixed interest rate swaps, referred to as the “Stendal Interest Rate Swap Contract”, at a fixed interest rate of 5.28%, which matures in September 2017 and, as at December 31, 2014, had a mark-to-market termination liability of $32.8 million.

Pursuant to the terms of the New Stendal Revolving Credit Facility, Stendal has provided €8.5 million as partial cash collateral for the Stendal Interest Rate Swap Contract. Further, the Stendal Interest Rate Swap Contract shares pari passu in the security for the New Stendal Revolving Credit Facility. For further information related to the Stendal Interest Rate Swap Contract, see “Quantitative and Qualitative Disclosures About Market Risk” and the notes to our consolidated financials included herein.

2019 and 2022 Senior Notes

On November 26, 2014, we issued $250.0 million in aggregate principal amount of 7.000% Senior Notes due 2019, referred to as the “2019 Senior Notes”, and $400.0 million in aggregate principal amount of 7.750% Senior Notes due 2022, referred to as the “2022 Senior Notes” and, together with the 2019 Senior Notes, the “2019 and 2022 Senior Notes”, to refinance our outstanding 9.50% Senior Notes due 2017, referred to as the “2017 Senior Notes”, Stendal’s senior €828.0 million project finance facility, referred to as the “Prior Stendal Loan Facility”, and Stendal’s €17.0 million amortizing term facility, referred to as the “Blue Mill Facility” and, together with the Prior Stendal Loan Facility, the “Prior Stendal Facilities”. The 2019 Senior Notes mature on December 1, 2019 and interest on the 2019 Senior Notes will be payable semi-annually in arrears on each June 1 and December 1, commencing June 1, 2015. Interest will be payable to holders of record of the 2019 Senior Notes on the immediately preceding May 15 and November 15 and will be computed on the basis of a 360-day year consisting of twelve 30-day months. The 2022 Senior Notes mature on December 1, 2022 and interest on the 2022 Senior Notes will be payable semi-annually in arrears on each June 1 and December 1, commencing June 1, 2015. Interest will be payable to holders of record of the 2022 Senior Notes on the immediately preceding May 15 and November 15 and will be computed on the basis of a 360-day year consisting of twelve 30-day months.

Commencing December 1, 2016, the 2019 Senior Notes will become redeemable at our option at a price equal to 103.500% of the principal amount redeemed and declining ratably on December 1 of each year thereafter to 100.000% on or after December 1, 2018. Commencing December 1, 2017, the 2022 Senior Notes will become redeemable at our option at a price equal to 105.813% of the principal amount redeemed and declining ratably on December 1 of each year thereafter to 100.000% on or after December 1, 2020.

The indentures governing the 2019 and 2022 Senior Notes contain covenants limiting, among other things, our ability and the ability of our restricted subsidiaries to: incur additional indebtedness or issue preferred stock; pay dividends or make other distributions to our shareholders; purchase or redeem capital stock or subordinated indebtedness; make investments; create liens; incur restrictions on the ability of our restricted subsidiaries to pay dividends or make other payments to us; sell assets; consolidate or merge with or into other companies or transfer all or substantially all of our assets; and engage in transactions with affiliates. As of December 31, 2014, all of our subsidiaries are restricted subsidiaries.

The 2019 and 2022 Senior Notes are unsecured and are not guaranteed by any of our operating subsidiaries, all of which are located outside the United States. Our obligations under the 2019 and 2022 Senior Notes rank: effectively junior in right of payment to all of our existing and future secured indebtedness, to the extent of the assets securing such indebtedness, and all indebtedness and liabilities of our subsidiaries; equal in right of payment with all of our existing and future unsecured senior indebtedness; and senior in right of payment to any of our future subordinated indebtedness.

As at December 31, 2014, $250.0 million in aggregate principal amount of 2019 Senior Notes and $400.0 million in aggregate principal amount of 2022 Senior Notes were outstanding.

Rosenthal Loan Facilities

Our Rosenthal mill has the following credit facilities:

•	a €25.0 million revolving working capital facility that matures October 2016, referred to as the “Rosenthal Loan Facility”. The Rosenthal Loan Facility consists of a revolving credit facility which may be utilized by way of cash advances or advances by way of letter of credit or bank guarantees. The interest payable on cash advances is Euribor plus 3.5%, plus certain other costs incurred by the lenders in connection with the facility. Each cash advance is to be repaid on the last day of the respective interest period and in full on the termination date and each advance by way of a letter of credit or bank guarantee shall be repaid on the applicable expiry date of such letter of credit or bank guarantee. An interest period for cash advances shall be one, three or six months or any other period as Rosenthal and the lenders may determine. There is also a 0.90% per annum commitment fee on the unused and uncancelled amount of the revolving facility which is payable semi-annually in arrears. This facility is secured by a first ranking security interest on the inventories and receivables of Rosenthal. It also provides Rosenthal with a hedging facility relating to the hedging of the interest, currency and pulp prices as they affect Rosenthal pursuant to a strategy agreed to by Rosenthal and the lender from time to time. As at December 31, 2014, €0.4 million was supporting bank guarantees, leaving approximately €24.6 million available under this facility; and

•	a €5.0 million revolving credit facility for our Rosenthal mill which bears interest at the rate of the three-month Euribor plus 3.5%. Borrowings under this agreement are secured by certain land at the Rosenthal mill. The facility matures in December 2015. As at December 31, 2014, €1.1 million was supporting bank guarantees, leaving approximately €3.9 million available under this facility.

Celgar Working Capital Facility

On October 21, 2014, we amended our Celgar mill’s C$40.0 million revolving credit facility with Canadian Imperial Bank of Commerce, referred to as the “Celgar Working Capital Facility”, to extend its term and reduce certain costs thereunder. The Celgar Working Capital Facility matures on May 2, 2019 and is available by way of: (i) Canadian and U.S. denominated advances, which bear interest at a designated prime rate per annum, (ii) banker’s acceptance equivalent loans, which bear interest at the applicable Canadian dollar banker’s acceptance plus 1.50% per annum and (iii) U.S. dollar LIBOR advances, which bear interest at LIBOR plus 1.50% per annum. The facility includes a C$3.0 million sub-limit for letters of credit. Celgar is required to pay 0.25% per annum on unused availability under the facility and 1.25% per annum on issued but undrawn letters of credit. The availability of the facility is subject to a borrowing base limit that is based on the Celgar mill’s eligible receivable and inventory levels from time to time. The Celgar Working Capital Facility is secured by, among other things, a first priority charge on the inventories and receivables of Celgar. The facility is guaranteed by Mercer Inc. and all material subsidiaries of Celgar. The facility includes a springing financial covenant, which is measured when excess availability under the facility is less than C$5.0 million and which requires Celgar to comply with a 1.10:1.00 fixed charge coverage ratio. The facility also contains restrictive covenants which, among other things, restrict the ability of Celgar to declare and pay dividends, incur indebtedness, incur liens and make payments on subordinated debt. The facility contains customary events of default.

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

There are a number of important factors, many of which are beyond our control that could cause actual conditions, events or results to differ significantly from those described in the forward-looking statements. These factors include, but are not limited to, the following:

•	the highly cyclical nature of our business;

•	our level of indebtedness could negatively impact our financial condition, results of operations and liquidity;

•	a weakening of the global economy could adversely affect our business and financial results and have a material adverse effect on our liquidity and capital resources;

•	cyclical fluctuations in the price and supply of our raw materials could adversely affect our business;

•	we operate in highly competitive markets;

•	we are exposed to currency exchange rate and interest rate fluctuations;

•	we periodically use derivatives to manage certain risks which has caused significant fluctuations in our operating results;

•	we are subject to extensive environmental regulation and we could have environmental liabilities at our facilities;

•	our business is subject to risks associated with climate change and social and government responses thereto;

•	our new ERP system may cost more than expected, be delayed, fail to perform as planned and interrupt operational transactions during and following the implementation, which could adversely affect our operations and results of operations;

•	our operations require substantial capital and we may be unable to maintain adequate capital resources to provide for such requirements;

•	future acquisitions may result in additional risks and uncertainties in our business;

•	changes in credit ratings issued by nationally recognized statistical rating organizations could adversely affect our cost of financing and have an adverse effect on the market price of our securities;

•	we are subject to risks related to our employees;

•	we rely on German federal and state government grants and participate in German and European statutory energy programs;

•	we are dependent on key personnel;

•	we may experience material disruptions to our production (including as a result of, among other things, planned and unplanned maintenance shutdowns);

•	if our long-lived assets become impaired, we may be required to record non-cash impairment that could have a material impact on our results of operations;

•	we may incur losses as a result of unforeseen or catastrophic events, including the emergence of a pandemic, terrorist attacks or natural disasters;

•	our insurance coverage may not be adequate;

•	we rely on third parties for transportation services;

•	failures or security breaches of our information technology systems could disrupt our operations and negatively impact our business;

•	the price of our common stock may be volatile; and

•	a small number of our shareholders could significantly influence our business.

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

By the end of 2014, the global supply of bleached hardwood kraft pulp increased by approximately 1.6 million ADMTs, primarily from South America. This increase in bleached hardwood kraft pulp is largely targeted at the growing demand for pulp in developing markets, particularly in China, by producers of tissues, specialty papers and packaging. If such additional bleached hardwood kraft pulp supply is not absorbed by such demand growth, as a result of generally lower prices for bleached hardwood kraft pulp, this supply increase could put downward pressure on NBSK pulp prices.

Demand for pulp has historically been determined primarily by general global macroeconomic conditions and has been closely tied to overall business activity. NBSK pulp prices can fluctuate widely over time. Between 2005 and 2014, European list prices for NBSK pulp have fluctuated between a low of approximately $575 per ADMT in 2009 to a high of $1,030 per ADMT in 2011.

In the first half of 2011, pulp prices were near record levels but declined sharply in the latter part of the year and into 2012, primarily due to economic uncertainty in Europe and credit tightening in China. Economic uncertainty in Europe and China, respectively, impacted both demand and prices. At the end of 2012, list prices were approximately $810 per ADMT in Europe, $870 per ADMT in North America and $655 per ADMT in China. At the end of 2013, list prices were approximately $905 per ADMT in Europe, $990 per ADMT in North America and $750 per ADMT in China. In 2014, list prices were on average approximately 7% higher than 2013. At the end of 2014, list prices in Europe were approximately $935 per ADMT and in North America and China were approximately $1,020 and $700 per ADMT, respectively.

A producer’s actual sales price realizations are list prices net of customer discounts, rebates and other selling concessions. Over the last three years, these have increased as producers compete for customers and sales. Our sales price realizations may also be affected by NBSK price movements between the order and shipment dates.

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

As of December 31, 2014, we had approximately $687.5 million of indebtedness outstanding. We may also incur additional indebtedness in the future. Our high debt levels may have important consequences for us, including, but not limited to the following:

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

The indentures that govern our 2019 and 2022 Senior Notes and our bank credit facilities contain restrictive covenants which impose operating and other restrictions on us and our subsidiaries. These restrictions will affect, and in many respects will limit or prohibit, our ability to, among other things, incur or guarantee additional indebtedness, pay dividends or make distributions on capital stock or redeem or repurchase capital stock, make investments or acquisitions, create liens and enter into mergers, consolidations or transactions with affiliates. The terms of our indebtedness also restrict our ability to sell certain assets, apply the proceeds of such sales and reinvest in our business.

Certain of the agreements governing our indebtedness have covenants that require us to maintain prescribed financial ratios and tests. Failure to comply with such covenants could result in events of default and could have a material adverse effect on our liquidity, results of operations and financial condition.

Our ability to repay or refinance our indebtedness will depend on our future financial and operating performance. Our performance, in turn, will be subject to prevailing economic and competitive conditions, as well as financial, business, legislative, regulatory, industry and other factors, many of which are beyond our control. Our ability to meet our future debt service and other obligations may depend in significant part on the extent to which we can implement successfully our business strategy. We cannot assure you that we will be able to implement our strategy fully or that the anticipated results of our strategy will be realized. Over the next several years, we will require financing to refinance maturing debt obligations (unless extended), and such refinancing may not be available on favorable terms or at all.

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

Our main raw material is fiber in the form of wood chips and pulp logs. Such fiber is cyclical in terms of both price and supply. The cost of wood chips and pulp logs is primarily affected by the supply and demand for lumber. Demand for these raw materials is generally determined by the volume of pulp and paper products produced globally and regionally. Since 2006, generally higher energy prices and a focus on, and governmental initiatives related to, “green” or renewable energy have led to an increase in renewable energy projects in Europe, including Germany. Demand for wood residuals from such energy producers, combined with lower harvesting rates, has generally put upward pressure on prices for wood residuals, such as wood chips, in Germany and its neighboring countries. This has resulted in higher fiber costs for our German mills and such trend could continue to put further upward pressure on wood chip prices. Wood chip supply in Germany was stable during the course of 2014 due to stable sawmill production and lower demand from pellet producers and board manufacturers; however, there is no assurance that wood chip supply will continue to be stable.

Similarly, North American sawmill activity declined significantly during the recession, reducing the supply of chips and availability of pulp logs to our Celgar mill. Additionally, North American energy producers are exploring the viability of renewable energy initiatives and governmental initiatives in this field are increasing, all of which could lead to higher demand for sawmill residual fiber, including chips. A recovery in U.S. housing starts, which commenced in the latter part of 2012 and continued in 2013, resulted in increased sawmill activity. This increased the supply of wood chips for the Celgar mill and reduced its need for pulp logs, which are generally a higher cost for the mill than wood chips. Sawmill activity remained stable in Canada during 2014; however, there is no assurance that sawmill activity will continue to remain stable. The cyclical nature of pricing for these raw materials represents a potential risk to our profit margins if pulp producers are unable to pass along price increases to their customers or we cannot offset such costs through higher prices for our surplus energy.

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

Interest on borrowings under our revolving credit facilities are at “floating” rates. As a result, increases in interest rates will increase our costs of borrowing and reduce our operating margins.

We periodically use derivatives to manage certain risk which has caused significant fluctuations in our operating results.

In 2002, Stendal entered into the Stendal Interest Rate Swap Contract to fix interest payments under the Prior Stendal Loan Facility, which for several years prevented Stendal from benefiting from the general decline in interest rates that ensued. Because we effectively fixed the rate on our Prior Stendal Loan Facility, the value of our derivative position moves inversely to interest rates. The Stendal Interest Rate Swap Contract remains in place after the Prior Stendal Loan Facility was repaid.

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

Our operations are subject to numerous environmental laws and regulations as well as permits, guidelines and policies. These laws, regulations, permits, guidelines and policies govern, among other things:

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

In Germany, government and social focus on and demand for “carbon neutral” or “green” energy has created greater demand and competition for the wood residuals or fiber that is consumed by our pulp mills as part of their production process. This has helped drive up the cost of fiber for German mills. In addition, further or new governmental initiatives or legislation may also increase both the demand and prices for wood residuals. As governments pursue “green” energy initiatives, they may implement financial, tax, pricing or other legislated incentives for renewable energy producers that “cannibalize” or materially adversely affect fiber supplies for existing traditional users, such as lumber and pulp and paper producers.

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

Other potential risks to our business from climate change include:

•	a greater susceptibility of northern softwood forests to disease, fire and insect infestation, which could diminish fiber availability;

•	the disruption of transportation systems and power supply lines due to more severe storms;

•	the loss of water transportation for logs due to lower water levels;

•	decreases in the quantity and quality of processed water for our mill operations;

•	the loss of northern softwood forests in areas in sufficient proximity to our mills to competitively acquire fiber; and

•	lower harvest levels decreasing the supply of harvestable timber and, as a consequence, wood residuals.

The occurrence of some or all of these events could have a material adverse effect on our operations and/or financial results.

Our new ERP system may cost more than expected, be delayed, fail to perform as planned or interrupt operational transactions during and following the implementation, which could adversely affect our operations and results of operations.

In January 2014, we commenced the implementation of a new ERP solution to replace our existing business software applications at a total estimated cost of $12.0 million. The project is designed to be completed in stages over the next two years. Such projects are inherently complex, resource intensive and lengthy. As a result, we could experience unplanned or unforeseen issues that could adversely affect the project, our business and/or our results of operations, including:

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

Our business is capital intensive and requires that we regularly incur capital expenditures to maintain our equipment, improve efficiencies and, as a result of changes to environmental regulations that require capital expenditures, bring our operations into compliance with such regulations. In addition, our senior management and board of directors may approve projects in the future that will require significant capital expenditures. Increased capital expenditures could have a material adverse effect on our cash flow and our ability to satisfy our debt obligations. If our available cash resources and cash generated from operations are not sufficient to fund our operating needs and capital expenditures, we would have to obtain additional funds from borrowings or other available sources or reduce or delay our capital expenditures. The global financial crisis in 2008 adversely affected global credit conditions, caused a downturn in the global economy and resulted in a significant tightening in the credit markets and the overall availability of credit. Our indebtedness could adversely affect our financial health, limit our operations or impair our ability to raise additional capital. If this occurs, we may not be able to obtain additional funds on favorable terms or at all. If we cannot maintain or upgrade our equipment as may be required from time to time, we may become unable to manufacture products that compete effectively. An inability to make required capital expenditures in a timely fashion could have a material adverse effect on our growth, business, financial condition or results of operations.

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

Actions taken by the rating agencies can include maintaining, upgrading or downgrading the current rating or placing the company on a watch list for possible future downgrading. Downgrading the credit rating of our debt securities or placing us on a watch list for possible future downgrading could limit our access to the credit markets, increase our cost of financing and have an adverse effect on the market price of our securities, including the 2019 and 2022 Senior Notes.

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

We rely on government grants and participate in European statutory programs.

We currently benefit from a subsidized capital expenditure program as a result of German federal and state government grants. Should either the German federal or state governments be prohibited from honoring legislative grants, or should we be required to repay any such legislative grants, this may have a material adverse effect on our business, financial condition, results of operations and cash flow.

Since 2005, our German mills have benefited from sales of emission allowances under the EU ETS. Since our German mills receive stipulated special tariffs under the Renewable Energy Act, the amount of emissions allowances granted to our German mills under the EU ETS has been reduced. Additionally, such emission allowances are subject to statutory amendment or change in the future.

In 2014, in response to an investigation by the European Commission into whether portions of the Renewable Energy Act constituted unpermitted state aid, the German government amended the Renewable Energy Act. As a result of such amendment, our operations at Rosenthal and Stendal are grand-fathered under a program which (i) allows the Rosenthal and Stendal mills, as “existing installations”, to continue to sell “green” energy into the market at stipulated prices or “tariffs” and (ii) provides an exemption from certain tariffs on consumption of our own energy that we generate, or “auto-generation”. The grand-fathering of the auto-generation tariff exemption under the Renewable Energy Act is set to be re-considered in 2017. Our costs of energy for our operations in Germany could increase in the event of any of the following: (a) the auto-generation tariff exemption is removed or reduced in the future, (b) our auto-generation is no longer grand-fathered under the Renewable Energy Act or (c) we acquire or develop new operations that do not benefit from the auto-generation tariff exemption. Additionally, if the stipulated tariffs for energy currently sold by our mills are reduced or we acquire or develop new operations that are not entitled to the same favorable pricing, our energy sales in Germany may not be as profitable. Any of the foregoing situations or any combination of them could have a material adverse effect on our results of operations.

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

The occurrence of unforeseen or catastrophic events, including the emergence of a pandemic or other widespread health emergency (or concerns over the possibility of such an emergency), terrorist attacks or natural disasters, could create economic and financial disruptions and could lead to operational difficulties (including travel limitations) that could impair our ability to manage or operate our business and adversely affect our results of operations.

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

Failures or security breaches of our information technology systems could disrupt our operations and negatively impact our business.

We use information technologies to securely manage our operations and various business functions. We rely on various technologies to process, store and report on our business and to communicate electronically between our facilities, personnel, customers and suppliers. We also use information technologies to process financial information and results of operations for internal reporting purposes and to comply with regulatory, legal and tax requirements. Despite our security design and controls, and those of our third party providers, our information technology systems may be vulnerable to a variety of interruptions, including during the process of upgrading or replacing software, databases or components thereof, natural disasters, terrorist attacks, telecommunications failures, computer viruses, cyber-attacks, hackers, unauthorized access attempts and other security issues or may be breached due to employee error, malfeasance or other disruptions. Any such interruption or breach could result in operational disruptions or the misappropriation of sensitive data that could subject us to civil and criminal penalties, litigation or have a negative impact on our reputation. There can be no assurance that such disruptions or misappropriations and the resulting repercussions will not negatively impact our cash flows and materially affect our results of operations or financial condition.

The price of our common stock may be volatile.

The market price of our common stock may be influenced by many factors, some of which are beyond our control, including those described above and the following:

•	actual or anticipated fluctuations in our operating results or our competitors’ operating results;

•	announcements by us or our competitors of new products, capacity changes, significant contracts, acquisitions or strategic investments;

•	our growth rate and our competitors’ growth rates;

•	the financial market and general economic conditions;

•	changes in stock market analyst recommendations regarding us, our competitors or the forest products industry generally or lack of analyst coverage of our common stock;

•	sales of common stock by our executive officers, directors and significant shareholders; and

•	changes in accounting principles.

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

A small number of our shareholders could significantly influence our business.

As of December 31, 2014, we believe that our top three shareholders control approximately 58% of our common stock. These few significant shareholders, either individually or acting together, may be able to exercise significant influence over matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of the company or our assets. This concentration of ownership may make it more difficult for other shareholders to effect substantial changes in the company, may have the effect of delaying, preventing or expediting, as the case may be, a change in control of the company, and may adversely affect the market price of our common stock. Further, the interests of these few shareholders may not be in the best interests of all shareholders.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

We own the Rosenthal and Celgar mills and the underlying properties. The Stendal mill is situated on property owned by Stendal, our subsidiary in which we own 100% of the economic interest. For a description of our mills, please see “Part I. – Item 1. Business – Our Mills and Product”.

We lease offices in Vancouver, British Columbia, Berlin, Arneburg and Hamburg, Germany, and Seattle, Washington.

At the end of 2014, the New Stendal Revolving Credit Facility was secured by first charges against the inventories and receivables of the Stendal mill. The €5.0 million Rosenthal working capital facility is secured by certain land at the Rosenthal mill. The other working capital loan facilities established for the Rosenthal and Celgar mills are secured by first charges against the inventories and receivables of the respective mills.

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

In January 2012, we served a Notice of Intent to Submit a Claim to Arbitration on the Government of Canada, referred to as the “NAFTA Notice”, for breaches by it of its obligations under the North American Free Trade Agreement, referred to as “NAFTA”. The Company’s NAFTA claim, referred to as the “NAFTA Claim”, relates to its investments in the Celgar mill and arises from the treatment of the Celgar mill’s energy generation assets and operations by the Province of British Columbia, primarily through the actions of B.C. Hydro, a provincially owned and controlled enterprise, and the British Columbia Utilities Commission, a provincial government regulatory agency. Our NAFTA Claim is against the Government of Canada, rather than the Province of British Columbia as, under NAFTA, the Canadian federal government is responsible for the actions of its provinces. Our NAFTA Claim alleges that our Celgar mill has received unfair and discriminatory treatment regarding the mill’s ability to purchase and sell energy compared to other pulp mills and entities that generate and sell electricity within the Province of British Columbia. Subsequent to the filing of the NAFTA Notice, our representatives met with representatives of the Government of Canada and the Province of British Columbia to attempt to settle our NAFTA Claim through consultation and negotiation, as required under NAFTA Article 1118. However, no resolution was achieved. As a result, we served a Request for Arbitration on the Government of Canada under NAFTA in order to meet the applicable filing deadline and to preserve and progress our NAFTA Claim. Under our NAFTA Claim, we are seeking approximately C$250.0 million in damages consisting of past losses of approximately C$19.0 million per year accruing since 2008 and the net present value of projected losses that would result from the ongoing application of discriminatory Provincial policies should the status quo remain unchanged. Our NAFTA Claim is being instituted under Chapter 11 of NAFTA and will be heard by a tribunal appointed in accordance with Article 1123 of NAFTA. At this time, there can be no assurance whether we will be successful in such claim and we cannot quantify the amount we may recover, if any, under such proceedings if we were successful.

In 2012, as a result of a regular tax field audit for the Stendal mill, German public authorities commenced a preliminary investigation into a past and then current managers of the mill relating to whether certain settlement amounts received by the Stendal mill in 2007, 2010 and 2011 from the main contractor under the Engineering, Procurement and Construction Contract for the construction of the Stendal mill should have reduced the assessment base for the original investment subsidies granted to the mill by German authorities. The payments were made by the contractor to the Stendal mill to settle certain warranty, performance and remediation claims that the Stendal mill made against the contractor after completion of mill construction in 2004. The amounts currently under review aggregate approximately €8.7 million ($10.5 million). Investment subsidies received by the Stendal mill were generally based upon a percentage of the assessment base for subsidies of the mill. If the settlement payments received by the Stendal mill result in a reduction of the assessment base for subsidies under applicable German rules there could be a proportionate reduction in the investment subsidies and the difference could be repayable by the Stendal mill. The Stendal mill believes that it has properly recorded the settlement amounts received from the contractor and that the same do not reduce the assessment base for subsidies of the mill. However, at this time, there can be no certainty as to the outcome of the current investigation.

We are also subject to routine litigation incidental to our business. We do not believe that the outcome of such litigation will have a material adverse effect on our business or financial condition.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)        Market Information. Our shares are quoted for trading on the NASDAQ Global Select Market under the symbol “MERC” and listed in U.S. dollars on the Toronto Stock Exchange under the symbol “MRI.U”. The following table sets forth the high and low sale prices of our shares on the NASDAQ Global Select Market for each quarter in the two-year period ended December 31, 2014:

Fiscal Quarter Ended	High	Low
2014
March 31	$9.95	$7.05
June 30	$10.54	$7.08
September 30	$11.41	$9.06
December 31	$14.08	$9.25
2013
March 31	$7.51	$6.50
June 30	$7.07	$5.87
September 30	$7.84	$6.22
December 31	$10.55	$7.04

(b)        Shareholder Information. As at February 12, 2015, there were approximately 287 holders of record of our shares and a total of 64,414,322 shares were outstanding.

(c)        Dividend Information. Our board of directors has not declared or paid any dividends on our shares in the past three years. However, the declaration and payment of dividends is at the discretion of our board of directors and will depend upon various factors, including our earnings, financial condition, restrictions imposed by our credit facilities and the terms of any other indebtedness that may be outstanding, cash requirements, future prospects and other factors deemed relevant by our board of directors. The indentures governing our 2019 and 2022 Senior Notes and our bank credit facilities limit our ability to pay dividends or make other distributions on capital stock. See “Part I. – Item 1. Business – Description of Certain Indebtedness”.

(d)        Equity Compensation Plans. The following table sets forth information as at December 31, 2014 with respect to the shares of our common stock that may be issued under our existing equity compensation plans.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Plan Category
Equity compensation plans approved by shareholders(1)	55,000(2)	$7.58(3)	2,533,958(4)
Equity compensation plans not approved by shareholders	-	-	-

(1)	Consists of the 2010 Stock Incentive Plan, referred to as the “2010 Plan”, the 2004 Stock Incentive Plan, referred to as the “2004 Plan”, and the Amended and Restated 1992 Non-Qualified Stock Option Plan, referred to as the “1992 Plan”. The 1992 Plan expired in 2008 but an aggregate of 25,000 unexercised options that were previously granted under such plan remain outstanding as of December 31, 2014.

(2)

Excludes 118,000 outstanding restricted shares, 78,000 of which vest in 2015 and 40,000 of which vest in 2016, and 969,544 outstanding performance share units, 160,608 of which had vested as at December 31, 2014. The underlying shares of common stock relating to the vested performance share units were issued in February 2015. Of the remaining 808,936 performance share units, 160,000 will vest in 2015 and 648,936 will vest in 2017. The actual number of shares of common stock issued in respect of unvested performance share units will vary from 0% to 200% of performance share units granted, based upon achievement of performance objectives established for such awards.

(3)	The weighted-average exercise price set forth in this column is calculated excluding outstanding restricted stock and performance share units since recipients are not required to pay an exercise price to receive the shares subject to these awards.

(4)	Represents the number of shares of our common stock remaining available for issuance under the 2010 Plan as of December 31, 2014. Our 2010 Plan replaced the 2004 Plan and the 1992 Plan expired in 2008. Our 2010 Plan provides for options, restricted stock rights, restricted shares, performance shares, performance share units and stock appreciation rights to be awarded to employees, consultants and non-employee directors.

(e)        Performance Graph. The following graph shows a five-year comparison of cumulative total shareholder return, calculated on an assumed dividend reinvested basis, for our common stock, the NASDAQ Stock Market Index (the “NASDAQ Index”) and Standard Industrial Classification, or “SIC”, Code Index (SIC Code 2611 - pulp mills) (the “Industry Index”). The graph assumes $100 was invested in each of our common stock, the NASDAQ Index and the Industry Index on December 31, 2009. Data points on the graph are annual.

	2009	2010	2011	2012	2013	2014
Mercer International Inc.	100.00	250.00	196.77	230.97	321.61	396.45
SIC Code Index	100.00	153.81	154.02	166.26	194.04	181.15
NASDAQ Stock Market Index	100.00	118.02	117.04	137.47	192.62	221.02

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth selected historical financial and operating data as at and for the years indicated. Our consolidated financial statements as at and for each of the years in the three-year period ended December 31, 2012 were reported using the Euro. Effective October 1, 2013, we changed our reporting currency to the U.S. dollar. With the change in reporting currency, all comparative financial information has been recast from Euros to U.S. dollars to reflect our consolidated financial statements as if they had been historically reported in U.S. dollars, consistent with Accounting Standards Codification Topic 830. The Consolidated Balance Sheet information was translated into the U.S. dollar reporting currency by translating assets and liabilities at the rate of exchange on the balance sheet date and translating equity accounts using historical exchange rates. The Consolidated Statement of Operations information was translated into U.S. dollars using the weighted average exchange rate for the period. Unrealized gains or losses from these translations are recorded in our Consolidated Statement of Comprehensive Income (Loss) and do not affect our net earnings.

The following selected financial data is qualified in its entirety by, and should be read in conjunction with, our consolidated financial statements and related notes contained in this annual report and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(in thousands, other than per share and per ADMT amounts)
Statement of Operations Data
Revenues
Pulp	$1,073,632	$996,187	$979,770	$1,157,206	$1,136,595
Energy and chemicals	101,480	92,198	92,966	94,758	65,421

	$1,175,112	$1,088,385	$1,072,736	$1,251,964	$1,202,016
Costs and expenses	$1,013,314	$1,056,725	$1,009,714	$1,097,299	$979,368
Operating income	$161,798	$31,660	$63,022	$154,665	$222,648
Interest expense	$67,516	$69,156	$71,767	$82,114	$89,754
Gain (loss) on settlement of debt	$3,357	$-	$-	$-	$(9,947)
Gain (loss) on derivative instruments	$11,501	$19,709	$4,812	$(1,974)	$2,521
Other income (expense)	$(4,948)	$1,215	$(179)	$3,625	$(7,510)
Net income (loss)(1)(2)	$113,154	$(26,375)	$(15,670)	$69,699	$114,521
Net income (loss) per share(2)
Basic	$1.82	$(0.47)	$(0.28)	$1.39	$2.97
Diluted	$1.81	$(0.47)	$(0.28)	$1.24	$2.07
Weighted average shares outstanding
Basic	62,013	55,674	55,597	50,117	38,591
Diluted	62,515	55,674	55,597	56,986	56,963
Balance Sheet Data
Current assets	$377,835	$471,773	$454,880	$484,149	$477,897
Current liabilities	$115,503	$180,259	$179,876	$163,534	$167,651
Working capital	$262,332	$291,514	$275,004	$320,615	$310,246
Total assets	$1,326,807	$1,548,559	$1,560,581	$1,579,017	$1,628,445
Long-term liabilities	$772,424	$1,019,983	$1,012,943	$1,047,672	$1,174,812
Total equity	$438,880	$348,317	$367,762	$367,811	$285,982
Other Data
Pulp sales volume (ADMTs)	1,486	1,440	1,474	1,428	1,429
Pulp production (ADMTs)	1,485	1,444	1,468	1,454	1,426
Average pulp price realized (per ADMT)(3)	$715	$683	$657	$799	$785

(1)	We do not report the effect of government grants relating to our assets in our income. These grants reduce the cost basis of the assets purchased. See “Item 1. Business – Capital Expenditures”.
(2)	Attributable to common shareholders.
(3)	Average realized pulp price for the years indicated reflects customer discounts and pulp price movements between the order and shipment dates.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of our operations for the years ended December 31, 2014, 2013 and 2012 is based upon and should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this annual report. This annual report contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those indicated in forward-looking statements. See “Cautionary Note Regarding Forward-Looking Statements”.

Effective October 1, 2013, we changed our reporting currency from Euros to the U.S. dollar. As a result of our change in reporting currency, all comparative financial information for the year ended December 31, 2012 has been recast from Euros to U.S. dollars to reflect our financial statements as if they had been historically reported in U.S. dollars, consistent with the method described in Note 1, “The Company and Summary of Significant Accounting Policies – Foreign Operations and Currency Translation”, of the consolidated financial statements included in this annual report on Form 10-K.

Results of Operations

General

We operate in the pulp business and our operations are located in Germany and Western Canada. Our mills have a current combined annual production capacity of approximately 1.5 million ADMTs of NBSK pulp and 305 MW of electrical generation.

Markets for NBSK pulp are global, cyclical and commodity based. Our financial performance depends on a number of variables that impact sales and production costs. Sales and production results for kraft pulp are influenced largely by the market price for NBSK pulp, fiber costs and foreign currency exchange rates. Kraft pulp markets are highly cyclical, with prices determined by supply and demand. In general, kraft pulp is a globally traded commodity. Pricing and demand are influenced by the balance between supply and demand, as affected by global macroeconomic conditions, changes in consumption and industry capacity, the level of customer and producer inventories and fluctuations in exchange rates. The average European list prices for NBSK pulp between 2005 and 2014 have fluctuated between a low of $575 per ADMT in 2009 to a high of $1,030 per ADMT in 2011.

Continuing economic uncertainty in Europe and credit tightening in China in the first half of 2012 and weak demand for paper in Europe in the latter part of 2012, which resulted in some integrated producers curtailing their paper production and selling their pulp on the market, primarily in China, negatively impacted demand and list prices for NBSK pulp in 2012. In 2013, demand from China was stable throughout the year and supply was slightly under-balanced, which resulted in higher prices. At the end of 2013, list prices were approximately $905 per ADMT in Europe and $990 and $750 per ADMT in North America and China, respectively. On average, NBSK list prices in Europe increased by approximately 6% in 2013 from the prior year and increased by approximately 7% in 2014 from 2013. List prices in Europe, North America and China increased slowly through the first quarter of 2014 and remained essentially flat in Europe and North America through the second quarter of 2014 due to steady demand while declining in China in the same quarter due to market expectations that declining hardwood prices would pressure NBSK prices. NBSK list prices were essentially flat during the third quarter of 2014 compared to the second quarter of 2014 due to steady demand, with a modest increase in Europe. At the end of 2014, the NBSK list price in North America was approximately $1,020 per ADMT and $935 and $700 per ADMT in Europe and China, respectively.

Our sales realizations are list prices, net of customer discounts, rebates and other selling commissions. Over the last three years, these discounts, rebates and commissions have increased as producers compete for customers and sales.

Surplus energy and chemicals are by-products of our pulp production and the volumes generated and sold are primarily related to the rate of pulp production. Prices for our energy and chemical sales are generally stable and unrelated to cyclical changes in pulp prices.

Production and sales of surplus energy and chemicals are key revenue sources for us. In 2014, 2013 and 2012, our mills generated and sold 807,758 MWh, 699,051 MWh and 710,241 MWh, respectively, of surplus energy, primarily from a renewable carbon-neutral source. Initiatives to increase our generation and sales of surplus renewable energy and chemicals will continue to be a key focus for us. In the last quarter of 2013, our Stendal mill completed Project Blue Mill, which produced an incremental 102,000 MWh of surplus energy and is fully operational. Additionally, at the end of 2014, our Rosenthal mill completed a capital project at a cost of approximately $3.7 million to process and sell tall oil, a chemical by-product. Further initiatives to increase energy generation and chemical sales may require additional capital spending.

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

Generally weak lumber markets for most of 2012 resulted in reduced sawmill activity and log harvesting in the regional fiber baskets for our mills. In 2013, the lumber markets improved globally which had the effect of increasing supply of chips and increased demand for saw logs and higher quality pulp logs, which put upward pressure on log pricing. Additionally, higher energy prices and a focus on “green” or renewable energy, while benefiting our surplus power sales, led to an overall increase in demand for wood residuals in Germany from other renewable energy producers such as pellet producers. This increased demand and competition for fiber put upward pressure on fiber prices. A recovery in U.S. housing starts which commenced in the latter part of 2012 and continued in 2013 and 2014 resulted in increased sawmill activity. This increased the supply of wood chips for the Celgar mill and reduced its need for pulp logs, which are generally a higher cost for the mill than wood chips. Wood chip supply in Germany was stable during the course of 2014 due to stable sawmill production and lower demand from pellet producers and board manufacturers resulting from lower energy prices and warmer winter weather.

Production costs also depend on the total volume of production. High operating rates and production efficiencies permit us to lower our average cost by spreading fixed costs over more units. Higher operating rates also permit us to increase our generation and sales of surplus renewable energy and chemicals. Our production levels are also dependent on, among other things, the number of days of scheduled and unscheduled downtime at our mills. In 2014, 2013 and 2012, we had 24, 33 and 40 days of scheduled maintenance downtime, respectively. Going forward in 2015, we have scheduled maintenance downtime of 36 days, or approximately 50,200 ADMTs. Unexpected maintenance downtime, which has not materially affected us during any of the periods described in this discussion, can be particularly disruptive in our industry.

Our product mix is also important because premium grades of NBSK pulp generally achieve higher prices and profit margins.

Our financial performance for any reporting period is impacted by changes in the U.S. dollar to Euro and Canadian dollar exchange rates. Changes in currency rates affect our operating results because most of our operating costs at our German mills are incurred in Euros. Most of our operating costs at the Celgar mill are in Canadian dollars. These costs do not fluctuate with the U.S. dollar to Euro or Canadian dollar exchange rates. Thus, an increase in the strength of the U.S. dollar versus the Euro and the Canadian dollar decreases our operating costs and increases our operating margins and income from operations. Conversely, a weakening of the

U.S. dollar against the Euro and the Canadian dollar tends to increase our operating costs and decrease our operating margins and income from operations. Our energy and chemical sales are made in local currencies and, as a result, decline in U.S. dollar terms when the U.S. dollar strengthens and increase when the U.S. dollar weakens.

On average, in 2013, the U.S. dollar declined by approximately 3% and increased by approximately 3%, respectively, versus the Euro and the Canadian dollar compared to 2012. Based upon the exchange rate at the end of 2014, the U.S. dollar strengthened by approximately 12% and 8% in value against the Euro and the Canadian dollar, respectively, since the end of 2013.

We also periodically enter into interest rate, foreign currency, pulp price and energy price derivative contracts to partially protect against the effect of such changes. Gains or losses on such derivatives are included in our earnings, either as they are settled or as they are marked to market for each reporting period. Stendal entered into the Stendal Interest Rate Swap Contract in August 2002 to fix the interest rate on indebtedness during the full term of the Prior Stendal Loan Facility. The Stendal Interest Rate Swap Contract remains in place after the Prior Stendal Loan Facility was repaid. Changes in long-term interest rates result in our recording unrealized non-cash gains or losses on the Stendal Interest Rate Swap Contract when it is marked to market on a quarterly basis. Such non-realized gains or losses can materially impact our operating results for any reporting period. See “Quantitative and Qualitative Disclosures about Market Risk”.

We do not believe that inflation has had a material impact on revenues or income during 2014.

Significant Actions

In 2014, we took the following significant actions:

•	in April 2014, we completed our registered public offering of 8,050,000 shares of our common stock for net proceeds of approximately $53.9 million;

•	in September 2014, we amended and restated the Prior Stendal Facilities to provide Stendal with greater financial flexibility, recapitalized our Stendal mill and acquired substantially all of the prior minority shareholder’s interest and certain other rights to acquire all of the economic interest in Stendal and eliminate the minority interest in our Stendal mill;

•	in the fourth quarter of 2014, we amended the Celgar Working Capital Facility to, among other things, extend its term and reduce its borrowing cost;

•	in the fourth quarter of 2014, we paid out and discharged our 2017 Senior Notes and the Prior Stendal Facilities through the issuance of the 2019 and 2022 Senior Notes, cash on hand and borrowings under our revolving credit facilities and we established the New Stendal Revolving Credit Facility, referred to herein as the “Refinancing”;

•	we reduced our debt by over $290.0 million, increased our total equity by over $90.0 million and, as a result, improved our balance sheet;

•	we significantly increased our financial and operational flexibility and simplified our structure by eliminating restrictive covenants within the Prior Stendal Facilities, reducing our debt, extending the maturity of our long-term debt, enhancing the terms of our revolving credit facilities and eliminating our “Restricted Group” structure;

•	we had record pulp production, pulp sales volumes and energy sales volumes;

•	we implemented a tall oil plant at the Rosenthal mill and a chip screening project at the Celgar mill; and

•	we continued to improve mill operations and efficiencies, which allowed us to achieve record annual pulp production and energy generation.

Current Market Environment

Demand from China was stable throughout the year and supply was slightly under-balanced, which resulted in higher prices in 2014 compared to 2013.

At year end, world producer inventories of NBSK pulp were at about 31 days’ supply. In addition, we expect to see continued growth in NBSK demand in emerging markets, particularly in China, driven by increasing strong demand from tissue producers.

As our operating costs are primarily incurred in Euros and Canadian dollars and our principal product, NBSK pulp, is quoted in U.S. dollars, our business and operating margins materially benefit from the current strengthening of the U.S. dollar. Going forward, while we continue to benefit from a stronger U.S. dollar, it will partially be offset as in 2015 the rapid strengthening of the U.S. dollar has put downward pressure on pulp prices, as a stronger U.S. dollar increases costs to our European and Asian customers.

Summary Financial Highlights

	Year Ended December 31,
	2014	2013	2012
	(in thousands, other than per share amounts)
Pulp revenues	$1,073,632	$996,187	$979,770
Energy and chemical revenues	$101,480	$92,198	$92,966
Operating income	$161,798	$31,660	$63,022
Operating EBITDA*	$239,810	$110,305	$137,679
Gain on settlement of debt	$3,357	$-	$-
Gain on derivative instruments	$11,501	$19,709	$4,812
Income tax benefit (provision)	$16,774	$(9,196)	$(9,379)
Net income (loss)(1)	$113,154	$(26,375)	$(15,670)
Net income (loss) per share(1)
Basic	$1.82	$(0.47)	$(0.28)
Diluted	$1.81	$(0.47)	$(0.28)
Common shares outstanding at period end	64,274	55,854	55,816

(1)	Attributable to common shareholders.

* Operating EBITDA is not a measure of financial performance under accounting principles generally accepted in the United States (“GAAP”) and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP. See page 60 of this Management’s Discussion and Analysis for a reconciliation of net income (loss) attributable to common shareholders to Operating EBITDA.

Selected Production, Sales and Other Data

	Year Ended December 31,
	2014	2013	2012
Pulp production (‘000 ADMTs)	1,485.0	1,444.5	1,468.3
Scheduled maintenance downtime (‘000 ADMTs)	31.6	47.8	50.9
Scheduled maintenance downtime (days)	24	33	40
Pulp sales (‘000 ADMTs)	1,486.4	1,440.1	1,473.5
Average NBSK pulp list price in Europe ($/ADMT)(1)	928	864	813
Average pulp sales realizations ($/ADMT)(2)	715	683	657
Energy production (‘000 MWh)	1,853.5	1,710.2	1,704.1
Energy sales (‘000 MWh)	807.8	699.1	710.2
Average Spot Currency Exchange Rates
$ / €(3)	1.3297	1.3281	1.2859
$ / C$(3)	0.9060	0.9712	1.0007

(1)	Source: RISI pricing report.
(2)	Sales realizations after discounts. Incorporates the effect of pulp price variations occurring between the order and shipment dates.
(3)	Average Federal Reserve Bank of New York noon spot rate over the reporting period.

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Total revenues in 2014 increased by approximately 8% to $1,175.1 million from $1,088.4 million in 2013, primarily due to higher pulp revenues and higher energy and chemical revenues.

Pulp revenues in 2014 increased by approximately 8% to $1,073.6 million from $996.2 million in 2013, due to higher pulp price realizations and higher sales volumes.

Energy and chemical revenues increased by approximately 10% to $101.5 million in 2014 from $92.2 million in 2013, primarily because of record energy sales volumes resulting from Project Blue Mill coming online at our Stendal mill at the end of 2013.

Pulp production increased by approximately 3% to 1,485,011 ADMTs in 2014 from 1,444,475 ADMTs in 2013. We had an aggregate of 24 days (approximately 31,600 ADMTs) of scheduled maintenance downtime at our mills in 2014, compared to 33 days in 2013. During 2014, our Celgar mill took ten days of scheduled maintenance downtime, or approximately 14,000 ADMTs, our Stendal mill took four days of scheduled maintenance downtime, or approximately 7,500 ADMTs, and our Rosenthal mill took ten days of scheduled maintenance downtime, or approximately 10,100 ADMTs.

Pulp sales volumes increased by approximately 3% to 1,486,356 ADMTs in 2014 from 1,440,147 ADMTs in 2013, primarily due to generally steady demand throughout 2014.

Average list prices for NBSK pulp in Europe were approximately $928 per ADMT in 2014, compared to approximately $864 per ADMT in 2013. Average pulp sales realizations increased by approximately 5% to $715 per ADMT in 2014 from approximately $683 per ADMT last year, primarily due to higher list prices.

Costs and expenses in 2014 decreased by approximately 4% to $1,013.3 million from $1,056.7 million in 2013, primarily due to lower per unit fiber costs and the overall impact on costs of the stronger U.S. dollar.

In 2014, operating depreciation and amortization marginally decreased to $77.7 million from $78.3 million in 2013.

Selling, general and administrative expenses decreased to $47.9 million from $51.2 million in 2013.

Transportation costs decreased to $88.6 million in 2014 from $90.0 million in 2013.

On average, our overall per unit fiber costs in 2014 decreased by approximately 7% from 2013, primarily as a result of lower average fiber costs in the markets from which our mills source their fiber and the strengthening of the U.S. dollar versus the Canadian dollar. Our per unit fiber costs for our Celgar mill decreased during 2014 compared to last year due to strong sawmill activity in the region. Our per unit fiber costs at our German mills declined due to sawmills running at high rates, a stronger supply of logs and lower demand from pellet producers and board manufacturers. In 2015, we currently expect our overall per unit fiber costs to be generally flat, largely as a result of the continued strengthening of the U.S. dollar versus the Euro and Canadian dollar, offsetting the impact of an expected slight reduction in German chip supply and increased demand for chips from British Columbia’s coastal mills.

In 2014, our operating income increased to $161.8 million from $31.7 million in 2013, primarily due to higher pulp price realizations, lower per unit fiber costs, the strengthening of the U.S. dollar and record energy sales volumes.

Interest expense in 2014 decreased to $67.5 million from $69.2 million in 2013, primarily due to lower indebtedness.

During 2014, we recorded a net gain on the settlement of debt of $3.4 million, which reflected a gain of $31.9 million on our acquisition of all of the shareholder loans of the former noncontrolling shareholder in Stendal, in large part offset by a loss of $28.5 million on the settlement of debt resulting from the Refinancing.

In 2014, we recorded a non-cash derivative gain of $11.5 million on the mark to market adjustment of our Stendal mill’s interest rate derivative, compared to a net derivative gain of $19.7 million last year.

The noncontrolling shareholder’s interest in the Stendal mill’s net income in 2014 was $7.8 million, compared to $0.6 million in the prior year. We eliminated such noncontrolling interest in the third quarter of 2014.

During 2014, we recorded a net income tax benefit of $16.8 million, compared to a net income tax expense of $9.2 million in 2013, primarily due to the recognition of income tax loss carry-forwards associated with our Stendal mill.

We had net income attributable to common shareholders of $113.2 million, or $1.82 per basic and $1.81 per diluted share, in 2014, which included a non-cash unrealized gain on the interest rate derivative of $11.5 million, a gain of $3.4 million on the settlement of debt and a deferred income tax benefit of $22.0 million. In 2013, the net loss attributable to common shareholders was $26.4 million, or $0.47 per basic and diluted share, which included a net gain of $19.7 million on the Stendal interest rate derivative and fixed price pulp swaps and a deferred tax provision of $11.5 million.

In 2014, Operating EBITDA increased by 117% to $239.8 million from $110.3 million in 2013, primarily as a result of higher pulp prices, lower per unit fiber costs, the strengthening of the U.S. dollar versus the Euro and Canadian dollar and higher energy sales volumes. Operating EBITDA is defined as operating income (loss) plus depreciation and amortization and non-recurring capital asset impairment charges. We use Operating EBITDA as a benchmark measurement of our own operating results, and as a benchmark relative to our competitors. We consider it to be a meaningful supplement to operating income as a performance measure primarily because depreciation expense and non-recurring capital asset impairment charges are not actual cash costs, and depreciation expense varies widely from company to company in a manner that we consider largely independent of the underlying cost efficiency of our operating facilities. In addition, we believe Operating EBITDA is commonly used by securities analysts, investors and other interested parties to evaluate our financial performance.

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

Operating EBITDA has significant limitations as an analytical tool, and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are that Operating EBITDA does not reflect: (i) our cash expenditures, or future requirements, for capital expenditures or contractual commitments; (ii) changes in, or cash requirements for, working capital needs; (iii) the significant interest expense, or the cash requirements necessary to service interest or principal payments, on our outstanding debt; (iv) noncontrolling interests in our Stendal NBSK pulp mill operations prior to our acquisition of 100% of the economic interest of Stendal in September 2014; (v) the impact of realized or marked to market changes in our derivative positions, which can be substantial; and (vi) the impact of impairment charges against our investments or assets. Because of these limitations, Operating EBITDA should only be considered as a supplemental performance measure and should not be considered as a measure of liquidity or cash available to us to invest in the growth of our business. See the Statement of Cash Flows set out in our consolidated financial statements included herein. Because all companies do not calculate Operating EBITDA in the same manner, Operating EBITDA as calculated by us may differ from Operating EBITDA or EBITDA as calculated by other companies. We compensate for these limitations by using Operating EBITDA as a supplemental measure of our performance and by relying primarily on our GAAP financial statements.

The following table provides a reconciliation of net income (loss) attributable to common shareholders to operating income and Operating EBITDA for the periods indicated:

	Year Ended December 31,
	2014	2013
	(in thousands)
Net income (loss) attributable to common shareholders	$113,154	$(26,375)
Net income attributable to noncontrolling interest	7,812	607
Income tax provision (benefit)	(16,774)	9,196
Interest expense	67,516	69,156
Gain on settlement of debt	(3,357)	-
Gain on derivative instruments	(11,501)	(19,709)
Other expense (income)	4,948	(1,215)

Operating income	161,798	31,660
Add: Depreciation and amortization	78,012	78,645

Operating EBITDA	$239,810	$110,305

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

Pulp production decreased to 1,444,475 ADMTs in 2013 from 1,468,275 ADMTs in 2012, primarily due to lower production at our Celgar mill. In 2013 and 2012, we took a total of 33 and 40 days’ scheduled maintenance downtime, respectively, at our mills. During the second quarter of 2013, our Celgar mill took its annual scheduled major maintenance shutdown. As a result of a combination of a lightning strike at the mill and equipment and execution issues, the shutdown which was planned for 11 days took 15 days instead. Further, the start-up of the mill was slower than budgeted. The shutdown and slower start-up resulted in a loss of approximately 30,300 ADMTs of NBSK pulp production (of which approximately 14,300 ADMTs was unplanned) and a consequential loss of energy production.

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

On average, in 2013, our overall per unit fiber costs increased by approximately 8% compared to 2012, primarily due to a 13% increase in per unit fiber costs in Germany, only partially offset by a 12% decrease in per unit fiber costs in Canada. Fiber costs in Germany were higher because of strong demand from the European pellet and board producers and sawmills, which increased prices for pulp logs, the major source of fiber for the Stendal mill. Further, in 2013, fiber supply in Germany was negatively impacted by several different factors. These included harsh winter conditions at the start of 2013, which later resulted in record flooding and mild, very wet conditions at the end of 2013. All these conditions hampered harvesting and fiber logistics during 2013. Fiber costs at our Celgar mill were lower, primarily due to strong sawmill activity in the region, which reduces Celgar’s need for pulp logs, which are generally a higher cost for the mill than wood chips.

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

In 2013, we recognized a deferred tax expense of $11.5 million, primarily as a result of an increase in the valuation allowance against the carrying value of deferred tax assets on our balance sheet, compared to a recovery of $0.2 million in 2012. This is a non-cash charge and does not reduce our underlying tax attributes or hinder our ability to use them. See “— Critical Accounting Policies — Deferred Taxes”.

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

In 2013, “Operating EBITDA” decreased to $110.3 million from $137.7 million in 2012 for the same reasons that operating income declined. See the discussion of our results for the year ended December 31, 2014 compared to the year ended December 31, 2013 for the definition of Operating EBITDA, significant limitations in Operating EBITDA as an analytical tool and additional information relating to such limitations of Operating EBITDA.

The following table provides a reconciliation of net income (loss) attributable to common shareholders to operating income and Operating EBITDA for the periods indicated:

	Year Ended December 31,
	2013	2012
	(in thousands)
Net income (loss) attributable to common shareholders	$(26,375)	$(15,670)
Net income attributable to noncontrolling interest	607	2,179
Income tax provision	9,196	9,379
Interest expense	69,156	71,767
Gain on derivative instruments	(19,709)	(4,812)
Other expense (income)	(1,215)	179

Operating income	31,660	63,022
Add: Depreciation and amortization	78,645	74,657

Operating EBITDA	$110,305	$137,679

Sensitivities

Our earnings are sensitive to, among other things, fluctuations in:

NBSK Pulp Price. NBSK pulp is a global commodity that is priced in U.S. dollars, whose markets are highly competitive and cyclical in nature. As a result, our earnings are sensitive to NBSK pulp price changes. Based upon our 2014 sales volume (and assuming all other factors remained constant), each $10.00 per tonne change in NBSK list pulp prices yields a change in Operating EBITDA of approximately $12.6 million.

Foreign Exchange. Our operating costs are in Euros for our German mills and Canadian dollars for our Celgar mill and our principal product, NBSK pulp, is quoted in U.S. dollars. As a result, our operating costs when translated into U.S. dollars will fluctuate with changes in the value of the U.S dollar relative to the Euro and Canadian dollar. Our business and operating margins have materially benefited from the current strengthening of the U.S. dollar. Based on our 2014 operating costs, each $0.01 change in the value of the U.S. dollar relative to the Euro and the Canadian dollar yields a total change in annual operating costs of approximately $8.0 million.

Our energy and chemical sales are made in local currencies and, as a result, decline in U.S. dollar terms when the U.S. dollar strengthens. Based on our 2014 chemical and energy revenues, each $0.01 change in the value of the U.S. dollar relative to the Euro and the Canadian dollar yields a total change in chemical and energy revenues of approximately $0.8 million.

Seasonal Influences. We are exposed to fluctuations in quarterly sales volumes and expenses due to seasonal factors. These factors are common in the NBSK pulp industry. We generally have weaker pulp demand in Europe during the summer holiday months and in China in the period relating to its lunar new year. We typically have a seasonal build-up in raw material inventories in the early winter months as our mills build up their fiber supply for the winter when there is reduced availability.

Liquidity and Capital Resources

Summary of Cash Flows

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Net cash provided by operating activities	$144,588	$36,325	$59,115
Net cash provided by (used in) investing activities	(49,105)	(44,968)	(30,610)
Net cash provided by (used in) financing activities	(175,752)	15,233	(29,667)
Effect of exchange rate on changes in cash and cash equivalents	(14,287)	3,699	2,302

Net increase (decrease) in cash and cash equivalents	$(94,556)	$10,289	$1,140

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

Cash provided by operating activities in 2014 increased to $144.6 million from $36.3 million in 2013 and $59.1 million in 2012 due to higher operating income. An increase in receivables used cash of $25.1 million in 2014, compared to providing cash of $14.0 million in 2013 and $10.8 million in 2012. A decrease in inventories provided cash of $6.4 million in 2014, compared to an increase in inventories using cash of $14.6 million in 2013 and a decrease in inventories providing cash of $1.7 million in 2012. A decrease in accounts payable and accrued expenses used cash of $5.4 million in 2014, compared to $11.6 million in 2013 and $18.0 million in 2012.

Cash Flows from Investing Activities. Investing activities in 2014 used cash of $49.1 million, primarily related to capital expenditures of $34.6 million and intangible asset purchases of $4.8 million, primarily related to our ERP project. Investing activities in 2013 used cash of $45.0 million, primarily due to capital spending of $45.7 million. Investing activities in 2012 used cash of $30.6 million, which included capital expenditures of $47.2 million, partially offset by the maturity of government bonds which provided cash of $15.8 million.

In 2014, capital expenditures, primarily related to a new chip screening project and a logistics warehousing project at our Celgar mill and an automated chip reclamation project and a new tall oil plant at our Rosenthal mill, used cash of $34.6 million. In 2013, capital expenditures, primarily related to Project Blue Mill, used cash of $45.7 million. In 2012, capital expenditures, primarily related to Project Blue Mill and the recovery boiler upgrade at our Rosenthal mill, used cash of $47.2 million.

Cash Flows from Financing Activities. In 2014, financing activities used cash of $175.8 million, primarily due to the repurchase of the 2017 Senior Notes and the payout and discharge of the Prior Stendal Facilities, which used cash of approximately $891.0 million, and the payment of $20.2 million in associated costs, partially offset by the issuance of shares of our common stock, which provided cash of approximately $53.9 million, the issuance of our 2019 and 2022 Senior Notes, which provided cash of $650.0 million and borrowings on our credit facilities, which provided cash of $26.3 million. In 2014, we received $6.7 million in government grants. In 2013, financing activities provided net cash of $15.2 million, primarily due to borrowings by the Stendal mill under the Blue Mill loan facility, which provided cash of $22.2 million, and the issuance of an additional $50.0 million of 2017 Senior Notes, which provided cash of $52.3 million, partially offset by principal repayments under Stendal’s project finance facility, which used cash of $55.0 million. In 2013, we received $9.3 million in government grants. In 2012, financing activities used net cash of $29.7 million, primarily due to $32.1 million used to repay principal under the Prior Stendal Loan Facility and $2.0 million to purchase and extinguish some of our 2017 Senior Notes. In 2012, we received $5.0 million in government grants.

Balance Sheet Data

The following table is a summary of selected financial information for the dates indicated:

	December 31,
	2014	2013
	(in thousands)
Financial Position
Cash and cash equivalents	$53,172	$147,728
Working capital	$262,332	$291,514
Total assets	$1,326,807	$1,548,559
Long-term liabilities	$772,424	$1,019,983
Total equity	$438,880	$348,317

Sources and Uses of Funds

Our principal sources of funds are cash flows from operations, cash and cash equivalents on hand and our revolving working capital loan facilities. Our principal uses of funds consist of operating expenditures, capital expenditures and interest payments on our outstanding 2019 and 2022 Senior Notes.

As at December 31, 2014, our cash and cash equivalents were $53.2 million, compared to cash and cash equivalents of $147.7 million at the end of 2013. As at the end of 2014, we also had cash of $10.3 million held by Stendal used to secure the Stendal Interest Rate Swap Contract.

As at December 31, 2014, we had approximately $133.0 million available under our revolving credit facilities.

In 2015, excluding amounts being financed through government grants, we currently expect capital expenditures to be approximately $56.0 million, primarily related to a wastewater reduction project, additional spending on the automated chip reclamation project and maintenance at the Rosenthal mill, wastewater reduction and maintenance projects at the Stendal mill, a small log project, a logistics warehousing project and maintenance projects at the Celgar mill and additional spending on the ERP software implementation project across the entire company.

As at December 31, 2014, we had no material commitments to acquire assets or operating businesses.

Based upon the current level of operations and our current expectations for future periods in light of the current economic environment, and in particular, current and expected pulp pricing and foreign exchange rates, we believe that cash flow from operations and available cash, together with available borrowings under our revolving credit facilities, will be adequate to meet the future liquidity needs during the next 12 months.

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

Credit Facility and Debt Covenants

We had the following amounts outstanding under our credit facilities, 2017 Senior Notes, 2019 Senior Notes and 2022 Senior Notes as at the dates indicated:

	December 31,
	2014	2013
	(in thousands)
Rosenthal Loan Facility	$-	$-
Rosenthal Investment Loan	$-	$749
Rosenthal revolving €5.0 million facility	$-	$-
Celgar Working Capital Facility	$-	$-
2017 Senior Notes	$-	$336,382
2019 Senior Notes	$250,000	$-
2022 Senior Notes	$400,000	$-
Stendal project finance facility	$-	$568,945
Blue Mill loan facility	$-	$21,179
New Stendal Revolving Credit Facility	$25,412	$-

For a description of such indebtedness, see “Part I. – Item 1. Business – Description of Certain Indebtedness”.

Certain of our long-term obligations contain various financial tests and covenants customary to these types of arrangements.

Under the New Stendal Revolving Credit Facility, our Stendal mill must not exceed a ratio of net debt to EBITDA of 2.50:1 in any 12-month period and there must be a ratio of EBITDA to interest expense equal to or in excess of 1.20:1 for each 12-month period. Additionally, current assets to current liabilities must equal or exceed 1.1:1.

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

The New Stendal Revolving Credit Facility is provided by a syndicate of four financial institutions and our Celgar Working Capital Facility and our Rosenthal facilities are each provided by one financial institution. To date we have not experienced any reductions in credit availability with respect to these credit facilities. However, if any of these financial institutions were to default on their commitment to fund, we could be adversely affected.

The indentures governing the 2019 and 2022 Senior Notes do not contain any financial maintenance covenants and there are no scheduled principal payments until maturity. Interest on our 2019 Senior Notes is payable semi-annually in arrears on June 1 and December 1, commencing June 1, 2015, at the rate of 7.000% and they mature in December 2019. Interest on our 2022 Senior Notes is payable semi-annually in arrears on June 1 and December 1, commencing June 1, 2015, at the rate of 7.750% and they mature in December 2022.

As at December 31, 2014, we were in full compliance with all of the covenants of our indebtedness.

Off-Balance-Sheet Activities

At December 31, 2014 and 2013, we had no off-balance sheet arrangements.

Contractual Obligations and Commitments

The following table sets out our contractual obligations and commitments as at December 31, 2014.

	Payments Due By Period
Contractual Obligations(1)	2015	2016-2017	2018-2019	Beyond 2019	Total
	(in thousands)
Debt(2)	$12,101	$-	$275,412	$400,000	$687,513
Interest rate derivative	14,832	17,962	-	-	32,794
Interest on debt(3)	51,648	100,669	100,042	93,000	345,359
Capital lease obligations(4)	3,088	5,165	4,120	571	12,944
Operating lease obligations(5)	1,994	2,484	2,006	-	6,484
Purchase obligations(6)	2,501	-	-	-	2,501
Other long-term liabilities(7)	4,953	7,009	7,387	19,682	39,031

Total	$91,117	$133,289	$388,967	$513,253	$1,126,626

(1)	We have identified approximately $4.8 million of asset retirement obligations. However, due to the uncertain timing related to these potential liabilities, we are unable to allocate the payments in the contractual obligations table.
(2)	This reflects the future principal payments due under our long-term debt obligations. See “Item 1. Business - Description of Certain Indebtedness” and Note 7 to our annual financial statements included herein for a description of such indebtedness.
(3)	Amounts presented for interest payments assume that all debt outstanding as of December 31, 2014 will remain outstanding until maturity, and interest rates on variable rate debt in effect as of December 31, 2014 will remain in effect until maturity.
(4)	Capital lease obligations relate to transportation vehicles and production equipment. These amounts reflect principal and interest.
(5)	Operating lease obligations relate to transportation vehicles and other production and office equipment.
(6)	Purchase obligations relate primarily to take-or-pay contracts, including for purchases of raw materials, made in the ordinary course of business.
(7)	Other long-term liabilities relate primarily to future payments that will be made for post-employment benefits. Those amounts are estimated using actuarial assumptions, including expected future service, to project the future obligations. Additionally, the balance also includes pension funding which is calculated on an annual basis. Consequently, the 2015 amount includes $1.6 million related to pension funding.

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

In the year ended December 31, 2014, we reported a net $81.0 million foreign currency translation loss and, as a result, the cumulative foreign exchange translation gain reported within accumulated other comprehensive income (loss) decreased to a loss of $33.3 million as at December 31, 2014. In the year ended December 31, 2013, we reported a net $1.7 million foreign currency translation loss.

Based upon the exchange rate at December 31, 2014, the U.S. dollar increased by approximately 12% in value against the Euro and increased by approximately 8% in value against the Canadian dollar since December 31, 2013. See “Item 7A. Quantitative and Qualitative Disclosures about Market Risk”.

Credit Ratings of 2019 and 2022 Senior Notes

Standard & Poor’s Rating Services, referred to as “S&P”, and Moody’s Investors Service, Inc., referred to as “Moody’s”, base their assessment of the credit risk on our 2019 and 2022 Senior Notes on the business and financial profile of Mercer Inc. and our restricted subsidiaries under the indentures governing the 2019 and 2022 Senior Notes. As of December 31, 2014, all of our subsidiaries are restricted subsidiaries. Factors that may affect our credit rating include changes in our operating performance and liquidity. Credit rating downgrades can adversely impact, among other things, future borrowing costs and access to capital markets.

In November 2014, S&P’s rating on the 2019 and 2022 Senior Notes was B+ and its recovery rating was “3” and Moody’s rating on the 2019 and 2022 Senior Notes was B2 and its outlook was “stable”.

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

Our significant accounting policies are disclosed in Note 1 to our audited annual consolidated financial statements included in Part IV of this annual report. While all of the significant accounting policies are important to the consolidated financial statements, some of these policies may be viewed as having a high degree of judgment. On an ongoing basis using currently available information, management reviews its estimates, including those related to accounting for, among other things, pensions and other post-retirement benefit obligations, deferred income taxes (valuation allowance), depreciation and amortization, future cash flows associated with impairment testing for long-lived assets, legal liabilities and contingencies. Actual results could differ materially from these estimates, and changes in these estimates are recorded when known.

The following accounting policies require management’s most difficult, subjective and complex judgments, and are subject to a fair degree of measurement uncertainty.

Pensions

We maintain a defined benefit pension plan and other post-retirement benefit plan for our salaried employees at our Celgar mill which is funded and non-contributory. We recognize the net funded status of the plan and we record net periodic benefit costs associated with these net obligations. As at December 31, 2014, we had pension and other post-retirement benefit obligations aggregating $71.5 million and accumulated pension plan assets with a fair value of $35.7 million. Our 2014 net periodic pension and other post-retirement benefit costs were $2.5 million. The amounts recorded for the net pension and other post retirement obligations include various judgments and uncertainties.

The following inputs are used to determine our net obligations and our net periodic benefit costs each year and the determination of these inputs requires judgment:

•	discount rate – used to determine the net present value of our pension and other post-retirement benefit obligations and to determine the interest cost component of our net periodic pension and other post-retirement benefit costs;

•	return on assets – used to estimate the growth in the value of invested assets that are available to satisfy pension and other post-retirement benefit obligations and to determine the expected return on plan assets component of our net periodic pension and other post-retirement benefit obligations costs;

•	mortality rate – used to estimate the impact of mortality on pension and other post-retirement benefit obligations;

•	rate of compensation increase – used to calculate the impact future pay increases will have on pension benefit obligations; and

•	health care cost trend rate – used to calculate the impact of future health care costs on other post-retirement benefit obligations.

For the discount rate, we use the rates available on high-quality corporate bonds with a duration that is expected to match the timing of expected pension and other post-retirement benefit obligations. High-quality corporate bonds are those with a rating of “AA” or better.

In determining the expected return on assets, we consider the historical long-term returns, expected asset mix and the active management premium.

For the mortality rate we use actuarially-determined mortality tables that are consistent with our historical mortality experience and future expectations for mortality of the employees who participate in our pension and other post-retirement benefit plans.

In determining the rate of compensation increase, we review general wage increases and incorporate expected promotion and merit increases. We compare our salary increase rates to those of our industry.

For the health care cost trend rate, we consider historical trends for these costs, as well as recently enacted healthcare legislation. We also compare our health care rate to those of our industry.

Variations in assumptions described above could have a significant effect on the pension and other post-retirement benefit net periodic benefit cost and obligation reported in our consolidated financial statements. For example, a one-percentage point change in any one of the following assumptions would have increased (decreased) our 2014 net periodic benefit cost and our benefit obligation as follows:

	Net periodic benefit cost		Accrued benefit obligation
Assumption	1% increase	1% decrease	1% increase	1% decrease
Discount rate	48	(119)	(9,181)	10,588
Return on assets	(307)	307	N/A	N/A
Rate of compensation	25	(25)	584	(575)
Health care cost trend rate	52	(53)	790	(767)

Deferred Taxes

As at December 31, 2014, we had $63.0 million in deferred tax assets and $28.9 million in deferred tax liabilities, resulting in a net deferred tax asset of $34.1 million. Our tax assets are net of an $87.9 million valuation allowance. Our deferred tax assets are comprised primarily of tax loss carryforwards and deductible temporary differences, both of which will reduce taxable income in the future. We assess the realization of these deferred tax assets at each reporting period to determine whether it is more likely than not that the deferred tax asset will be realized. Our assessment includes a review of all available positive and negative evidence, including, but not limited to, the following:

•	the history of the tax loss carryforwards and their expiry dates;

•	future reversals of temporary differences;

•	our historical and projected earnings; and

•	tax planning opportunities.

Significant judgment is required when evaluating the positive and negative evidence, specifically the Company’s estimates of future earnings. The weight given to negative and positive evidence is commensurate with the extent to which it can be objectively verified. Operating results during the most recent three-year period are generally given more weight than expectations of future profitability, which are inherently uncertain. A cumulative loss position during the most recent three-year period is considered significant negative evidence in assessing the realizability of deferred income tax assets that is difficult to overcome.

Once our evaluation of the evidence is complete, if we believe that it is more likely than not that some of the deferred tax assets will not be realized, based on currently available information, an income tax valuation allowance is recorded against the deferred tax assets.

If market conditions improve or tax planning opportunities arise in the future, we will reduce our valuation allowance, resulting in future tax benefits. If market conditions deteriorate in the future, we will increase our valuation allowance, resulting in future tax expenses. Any change in tax laws may change the valuation allowances in future periods.

Property, Plant and Equipment

As at December 31, 2014, we had property, plant and equipment recorded in our Consolidated Balance Sheet of $883.2 million. In 2014, we recorded depreciation and amortization for the property, plant and equipment of $78.0 million.

The calculation of depreciation and amortization of property, plant and equipment requires us to apply judgment in selecting the remaining useful lives of the assets. The remaining useful life of an asset must address both physical and economic considerations. The remaining economic life of property, plant and equipment may be shorter than its physical life. The pulp industry in recent years has been characterized by considerable uncertainty in business conditions. Estimates of future economic conditions for our property, plant and equipment and therefore, their remaining useful economic life, require considerable judgment.

If our estimate of the remaining useful life changes, such a change is accounted for prospectively in our determination of depreciation and amortization. Actual depreciation and amortization charges for an individual asset may therefore be significantly accelerated if the outlook for its remaining useful life is shortened considerably.

We evaluate property, plant and equipment for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. In performing the review of recoverability, we estimate future cash flows expected to result from the use of the asset and its eventual disposition. The estimates of future cash flows, based on reasonable and supportable assumptions and projections, require management to make subjective judgments. In addition, the time periods for estimating future cash flows is often lengthy, which increases the sensitivity of the assumptions made. Depending on the assumptions and estimates used, the estimated future cash flows projected in the evaluation of property, plant and equipment can vary within a wide range of outcomes. Our management considers the likelihood of possible outcomes in determining the best estimate of future cash flows. If actual results are not consistent with the assumptions and judgments used in estimating future cash flows and asset fair values, actual impairment losses could vary materially, either positively or negatively, from estimated impairment losses.

Contingent Liabilities

We are subject to lawsuits, investigations and other claims related to environmental, product and other matters, and are required to assess the likelihood of any adverse judgments or outcomes to these matters, as well as potential ranges of probable losses. We disclose contingent liabilities when there is a reasonable possibility that an ultimate loss may occur and we record contingent liabilities when it becomes probable that we will have to make payments and the amount of loss can be reasonably estimated.

Assessing probability of loss and estimating probable losses requires analysis of multiple factors, including, but not limited to, the following:

•	historical experience;

•	judgments about the potential actions of third party claimants and courts; and

•	recommendations of legal counsel.

Contingent liabilities are based on the best information available and actual losses in any future period are inherently uncertain. If estimated probable future losses or actual losses exceed our recorded liability for such claims, we would record additional charges. These exposures and proceedings can be significant and the ultimate negative outcomes could be material to our operating results or liquidity in any given quarter or year.

New Accounting Standards

See Note 1 to our consolidated financial statements included in Item 15 of this annual report on Form 10-K.

Cautionary Statement Regarding Forward-Looking Information

The statements in this annual report on Form 10-K that are not reported financial results or other historical information are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. These statements appear in a number of different places in this report and can be identified by words such as “estimates”, “projects”, “expects”, “intends”, “believes”, “plans”, or their negatives or other comparable words. Also look for discussions of strategy that involve risks and uncertainties. Forward-looking statements include statements regarding the outlook for our future operations, forecasts of future costs and expenditures, the evaluation of market conditions, the outcome of legal proceedings, the adequacy of reserves, or other business plans. You are cautioned that any such forward-looking statements are not guarantees and may involve risks and uncertainties. Our actual results may differ materially from those in the forward-looking statements due to risks facing us or due to actual facts differing from the assumptions underlying our estimates. Some of these risks and assumptions include those set forth in reports and other documents we have filed with or furnished to the SEC, including in our annual report on Form 10-K for the fiscal year ended December 31, 2014. We advise you that these cautionary remarks expressly qualify in their entirety all forward-looking statements attributable to us or persons acting on our behalf. Unless required by law, we do not assume any obligation to update forward-looking statements based on unanticipated events or changed expectations. However, you should carefully review the reports and other documents we file from time to time with the SEC. Factors that could cause actual results to differ materially include, but are not limited to those set forth under “Item 1A. Risk Factors” in this annual report on Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks from changes in interest rates and foreign currency exchange rates, particularly the exchange rates between the Euro and the U.S. dollar and the Canadian dollar versus the U.S. dollar. Changes in these rates may affect our results of operations and financial condition and, consequently, our fair value. We seek to manage these risks through internal risk management policies as well as the periodic use of derivatives. We may use derivatives to reduce or limit our exposure to interest rate and currency risks. We may also use derivatives to reduce or limit our exposure to fluctuations in pulp prices. We use derivatives to reduce our potential losses or to augment our potential gains, depending on our management’s perception of future economic events and developments. These types of derivatives are generally highly speculative in nature. They are also very volatile as they are highly leveraged given that margin requirements are relatively low in proportion to notional amounts.

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

The principal derivatives we periodically use are interest rate derivatives, pulp price derivatives, energy derivatives and foreign exchange derivatives.

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

We occasionally use foreign exchange derivatives to convert some of our costs (including currency swaps relating to our long-term indebtedness) from Euros to U.S. dollars as our principal product is priced in U.S. dollars. We have also converted some of our costs to U.S. dollars by issuing long-term U.S. dollar denominated debt in the form of our 2019 and 2022 Senior Notes. We may use interest rate derivatives to fix the rate of interest on indebtedness.

In August 2002, Stendal entered into the Stendal Interest Rate Swap Contract in connection with its long-term indebtedness relating to the Stendal mill to fix the interest rate under the Prior Stendal Loan Facility at the then low level, relative to its historical trend and projected variable interest rate. These contracts were entered into under a specific credit line under the Prior Stendal Loan Facility and were subject to prescribed controls, including certain maximum amounts for notional and at-risk amounts. Under the Stendal Interest Rate Swap Contract, Stendal pays a fixed rate and receives a floating rate with the interest payments being calculated on a notional amount. The interest rates payable under the Prior Stendal Loan Facility were swapped into fixed rates based on the Eur-Euribor rate for the repayment periods of the tranches under the Prior Stendal Loan Facility. Stendal effectively converted the Prior Stendal Loan Facility from a variable interest rate loan into a fixed interest rate loan, thereby reducing interest rate uncertainty. The Stendal Interest Rate Swap Contract was left in place following the repayment of the Prior Stendal Loan Facility.

The Rosenthal Loan Facility also allows us to enter into derivative instruments to manage risks relating to its operations but, as at December 31, 2014, we had not entered into any such derivative instruments.

We record unrealized gains and losses on our outstanding derivatives when they are marked to market at the end of each reporting period and realized gains or losses on them when they are settled. We determine market valuations based primarily upon valuations provided by our counterparties.

In May 2012, we entered into a fixed price pulp swap contract with a bank. Under the contract, 5,000 metric tonnes, referred to as “MT”, of pulp per month were fixed at a price of $915 per MT for each month between May and December of 2012. The contract matured in December 2012. In November 2012, we entered into two additional contracts. Under the terms of these contracts, 3,000 MTs of pulp per month were fixed at prices which ranged from $880 to $890 per MT. These contracts matured in December 2013.

We are exposed to very modest credit related risks in the event of non-performance by counterparties to derivative contracts. However, we do not expect that the counterparties, which are major financial institutions and large utilities, will fail to meet their obligations.

The following table and the notes thereto sets forth the maturity date, the notional amount, the recognized gain or loss and the strike and swap rates for derivatives that were in effect during 2014 and 2013:

		December 31, 2014		December 31, 2013
Derivative Instrument	Maturity Date	Notional Amount	Recognized Gain (Loss)	Notional Amount	Recognized Gain (Loss)
		(in millions)	(in thousands)	(in millions )	(in thousands)
Stendal interest rate swap(1)	October 2017	$304.7	$11,501	$422.7	$22,476
Fixed price pulp swap(2)	December 2013	$-	$-	$-	$(2,767)

(1)	In connection with the Prior Stendal Loan Facility, in the third quarter of 2002, Stendal entered into the Stendal Interest Rate Swap Contract, which are variable-to-fixed interest rate swaps, for the term of the Prior Stendal Loan Facility, with respect to an aggregate maximum amount of approximately €612.6 million of the principal amount of the long-term indebtedness under the Prior Stendal Loan Facility. The remaining contract commenced in April 2005 for a notional amount of €612.6 million, with an interest rate of 5.28%, and the notional amount gradually decreases and the contract terminates in October 2017.
(2)	In November 2012, we entered into two fixed price pulp swap contracts with a bank. Under the contracts, 3,000 MTs of pulp per month were fixed at prices which ranged from $880 to $890 per MT. These contracts matured in December 2013.

Interest Rate Risk

Fluctuations in interest rates may affect the fair value of fixed interest rate financial instruments which are sensitive to such fluctuations. A decrease in interest rates may increase the fair value of such fixed interest rate financial instrument assets and an increase in interest rates may decrease the fair value of such fixed interest rate financial instrument liabilities, thereby increasing our fair value. An increase in interest rates may decrease the fair value of such fixed interest rate financial instrument assets and a decrease in interest rates may increase the fair value of such fixed interest rate financial instrument liabilities, thereby decreasing our fair value. We may seek to manage our interest rate risks through the use of interest rate derivatives. For a discussion of our interest rate derivatives including maturities, notional amounts, gains or losses and swap rates, see “Derivatives” in this Item 7A.

The following tables provide information about our exposure to interest rate fluctuations for the carrying amount of financial instruments sensitive to such fluctuations as at December 31, 2014 and expected cash flows from these instruments:

	As at December 31, 2014
	Carrying Value	Fair Value	Expected maturity date
			2015	2016	2017	2018	2019	Thereafter
	(in thousands, other than percentages)
Liabilities
Long-term debt:
Fixed rate ($)(1)(2)	650,000	657,500	-	-	-	-	250,000	400,000
Average interest rate	7.46%	7.46%
Fixed rate ($)(3)	12,101	12,101	12,101	-	-	-	-	-
Average interest rate	4.00%	4.00%
Variable rate ($)(4)	25,412	25,412	-	-	-	-	25,412	-
Average interest rate	3.55%	3.55%	-	-	-	-	3.55%	-

	Notional Amount	Fair Value	Expected maturity date
			2015	2016	2017	2018	2019	Thereafter
Interest Rate Derivatives	(in thousands, other than percentages)
Interest rate swap:
Variable to fixed ($)(5)	304,731	(32,794)	71,865	77,567	155,299	-	-	-
Average pay rate	5.3%	5.3%	5.3%	5.3%	5.3%	-	-	-
Average receive rate	0.2%	0.2%	0.2%	0.2%	0.2%	-	-	-

(1)	2019 Senior Notes bearing interest at 7.000%, principal amount $250.0 million.
(2)	2022 Senior Notes bearing interest at 7.750%, principal amount $400.0 million.
(3)	Payment-in-kind note.
(4)	New Stendal Revolving Credit Facility bears interest at one-, three- or six-month Euribor plus 3.50%.
(5)	Interest rate swap originally put in place on the Prior Stendal Loan Facility.

Foreign Currency Exchange Rate Risk

Our reporting currency is the U.S. dollar. However, we hold financial instruments denominated in Euros and Canadian dollars which are sensitive to foreign currency exchange rate fluctuations. A depreciation of these currencies against the U.S. dollar will decrease the fair value of such financial instrument assets and an appreciation of these currencies against the U.S. dollar will increase the fair value of such financial instrument liabilities, thereby decreasing our fair value. An appreciation of these currencies against the U.S. dollar will increase the fair value of such financial instrument assets and a depreciation of these currencies against the U.S. dollar will decrease the fair value of financial instrument liabilities, thereby increasing our fair value. We may seek to manage our foreign currency risks by utilizing foreign exchange rate derivatives. For a discussion of such derivatives including maturities, notional amounts, gains or losses and strike rates, see “–Derivatives” in this Item 7A.

The following table provides information about our exposure to foreign currency exchange rate fluctuations for the carrying amount of financial instruments sensitive to such fluctuations as at December 31, 2014 and expected cash flows from these instruments:

	As at December 31, 2014
	Carrying Value	Fair Value	Expected maturity date
Financial Instruments			2015	2016	2017	2018	2019	Thereafter
	(in thousands)
Euro functional currency
Cash and cash equivalents	13,171	13,171	13,171	-	-	-	-	-
Cash, restricted	8,500	8,500	8,500	-	-	-	-	-
Receivables	87,344	87,344	87,344	-	-	-	-	-
Accounts payable and other	56,070	56,070	56,070	-	-	-	-	-
Derivative financial instruments	27,100	27,100	12,257	9,143	5,700	-	-	-
Debt	31,000	31,000	10,000	-	-	-	21,000	-

CAD functional currency
Cash and cash equivalents	9,333	9,333	9,333	-	-	-	-	-
Receivables	1,292	1,292	1,292	-	-	-	-	-
Accounts payable and other	20,578	20,578	20,578	-	-	-	-	-

Pulp Price Risk

Fluctuations in the price of pulp will affect the fair value of our pulp price swaps. A decrease in pulp prices will increase the fair value of the pulp price swaps and an increase in pulp prices will decrease the fair value of the pulp price swaps. As at December 31, 2014, we had no outstanding pulp price derivatives.

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

Management assessed the effectiveness of Mercer’s internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework, as issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment and those criteria, management concluded that Mercer maintained effective internal control over financial reporting as of December 31, 2014.

The effectiveness of Mercer’s internal control over financial reporting as of December 31, 2014 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their attestation report which appears within.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We are governed by a board of directors, referred to as the “Board”, each member of which is elected annually. The following sets forth information relating to our directors and executive officers.

Jimmy S.H. Lee, age 57, has served as director since May 1985 and President and Chief Executive Officer since 1992. Previously, during the period that MFC Bancorp Ltd. was our affiliate, he served as a director from 1986 and President from 1988 to December 1996 when it was spun out. Mr. Lee was also a director of Quinsam Capital Corp. from March 2004 to November 2007 and Fortress Paper Ltd. from August 2006 to April 2008. During Mr. Lee’s tenure with Mercer, we acquired the Rosenthal mill and converted it to the production of kraft pulp, constructed and commenced operations at the Stendal mill and acquired the Celgar mill. Mr. Lee possesses particular knowledge and experience in finance and banking, credit markets, derivative risk management and international pulp markets. He holds a Bachelor of Science Degree in Chemical Engineering from the University of British Columbia, Canada.

Eric Lauritzen, age 76, has served as a director since June 2004. From 1994 until his retirement in 1998, he was President and Chief Executive Officer of Harmac Pacific, Inc., a TSX-listed pulp producer that was acquired by Pope & Talbot Inc. From 1981 to 1994, he served as Vice President, Pulp and Paper Marketing of MacMillan Bloedel Limited, a TSX-listed North American pulp and paper company that was acquired by Weyerhaeuser Company Limited. Mr. Lauritzen has accumulated extensive executive, production and marketing experience in the pulp and paper industry, particularly in the softwood kraft pulp sector. He received his Bachelor of Commerce degree in 1961 from the University of British Columbia and his M.B.A. in 1963 from Harvard Business School.

William D. McCartney, age 59, has served as a director since January 2003. He has been the President and Chief Executive Officer of Pemcorp Management Inc., a corporate finance and management consulting firm, since its inception in 1990. From 1984 to 1990, he was a founding partner of Davidson & Company, Chartered Accountants, where he specialized in business advisory services. He has been involved with numerous capital restructuring and financing events involving several public companies and brings substantial knowledge relating to the financial accounting and auditing processes. He is a member of the Local Advisory Committee of the TSX and TSX Ventures Exchanges. He is a chartered accountant and has been a member of the Canadian Institute of Chartered Accountants since 1980. He holds a Bachelor of Arts degree in Business Administration from Simon Fraser University.

Graeme A. Witts, age 76, has served as a director since 2003. He is also a Director and the former Chairman of Azure Property Group, SA, a European hotel group. He organized Sanne Trust Company Limited, a trust company located in the Channel Islands, in 1988 and was Managing Director from 1988 to 2000, when he retired. Mr. Witts has previous executive experience with the Procter & Gamble Company, as well as with Clarks shoes. He also has experience in government auditing and brings significant financial accounting knowledge from a global perspective. Mr. Witts is a fellow of the Institute of Chartered Accountants of England and Wales and holds a masters degree in chemistry from Oxford University and a research degree in magnetic resonance.

Bernard Picchi, age 65, has served as a director since June 2011. He is now Managing Director of Private Wealth Management for Palisade Capital Management, LLC, of Fort Lee, New Jersey, and has been in that role since July 2009. Before joining Palisade, Mr. Picchi served as Managing Partner of Willow Rock Associates from August 2008 through June 2009, a company which advised securities firms on energy investments. From March 2003 through July 2008, Mr. Picchi served as Senior Energy Analyst at two independent research firms based in New York City, Foresight Research Solutions (2003-2005) and Wall Street Access (2006-2008). From 1999 through 2002, he was Director of U.S. Equity Research at Pittsburgh-based Federated Investors, where he also managed the Capital Appreciation Fund, a 5-star rated (during his tenure)

$1.5 billion equity mutual fund. Before Federated Investors, Mr. Picchi enjoyed a 20-year career on Wall Street (Salomon Brothers, Kidder Peabody, and Lehman Brothers) both as an award-winning energy analyst and as an executive (Director of U.S. Equity Research at Lehman in the mid-1990s). He began his post-college career at Mellon Bank in Pittsburgh, Pennsylvania. Mr. Picchi holds a Bachelor of Science degree in Foreign Service from Georgetown University, and he has achieved the professional designation Chartered Financial Analyst. He has also served on various non-profit boards, most notably that of the Georgetown University Library which he has served for the past 30 years.

James Shepherd, age 62, has served as a director since June 2011. He is also currently a director of Conifex Timber Inc., which is listed on the TSX Venture Exchange, and Buckman Laboratories International Inc. Mr. Shepherd was President and Chief Executive Officer of Canfor Corporation from 2004 to 2007 and Slocan Forest Products Ltd. from 1999 to 2004. He is also the former President of Crestbrook Forest Industries Ltd. and Finlay Forest Industries Limited and the former Chairman of the Forest Products Association of Canada. Mr. Shepherd has previously served as a director of Canfor Corporation as well as Canfor Pulp Income Fund (now Canfor Pulp Products Inc.). Mr. Shepherd holds a degree in Mechanical Engineering from Queen’s University.

R. Keith Purchase, age 70, has served as a director since June 2012. Mr. Purchase was Executive Vice-President and Chief Operating Officer for MacMillan Bloedel Ltd. from 1998 to 1999, President and Chief Executive Officer of TimberWest Forest Ltd. from 1994 to 1998 and Managing Director of Tasman Pulp and Paper from 1990 to 1994. Mr. Purchase was previously a director of Catalyst Paper Corporation and Chair of its board of directors. As he has held several senior positions in the forestry industry, Mr. Purchase brings to the Board extensive senior executive experience relevant to the Company’s operations, as well as significant board of director leadership experience from a wide variety of companies.

Nancy Orr, age 64, has served as a director since May 2013. Ms. Orr is currently also a director of Blue Goose Capital Inc., Cavendish Health and Social Services Centre, Ressources Quebec Inc. and ProMetic Life Sciences Inc. Ms. Orr’s previous experience includes serving as President of Dynamis Group Inc. from 1991 to 2007 and Interim Chief Financial Officer of Redline Communications Inc., where she also served as a director, Chair of the Audit Committee and a member of its Compensation Committee. Ms. Orr was also a director of Dundee Wealth Management Inc., Fibrek Inc. and FRV Media Inc. She brings to the Board significant experience as a senior executive, director and audit committee member of a wide variety of companies. Ms. Orr is a member of the Institute of Corporate Directors and has been a member of the Canadian Institute of Chartered Accountants since 1978. She holds a Master of Business and Administration from Queen’s University and a Bachelor of Arts degree in Business Administration from the University of Western Ontario.

David M. Gandossi, age 57, has served as Executive Vice-President, Chief Financial Officer and Secretary since August 2003. His previous roles included Chief Financial Officer and other senior executive positions with Formation Forest Products and Pacifica Papers Inc. Since 2007, Mr. Gandossi has chaired the B.C. Pulp and Paper Task Force, a joint government industry and labor effort mandated to identify measures to improve the competitiveness of the British Columbia pulp and paper industry. He also participated in the Pulp and Paper Advisory Committee to the BC Competition Council and was a member of BC’s Working Roundtable on Forestry. He is currently a Director of FPInnovations and Chair of the FPI National Research Advisory Committee. He also co-chairs the BC Bio-economy Transformation Council, a collaborative effort between Government and industry. Mr. Gandossi holds a Bachelor of Commerce Degree from the University of British Columbia and is a Fellow of the Institute of Chartered Accountants of British Columbia.

David K. Ure, age 47, returned to Mercer in September 2013, assuming the role of Senior Vice President, Finance. Prior to serving as Vice President, Finance of Sierra Wireless Inc., Mr. Ure was Vice President, Controller at Mercer from 2006 to 2010. He has also served as Controller at various companies including Catalyst Paper Corp., Pacifica Papers Inc., and TrojanLitho, as well as CFO and Secretary of Finlay Forest Industries Inc. Mr. Ure has over fifteen years’ experience in the forest products industry. He holds a

Bachelor of Commerce in Finance from the University of British Columbia, Canada and is a member of the Certified General Accountants’ Association of Canada.

Leonhard Nossol, age 57, has served as our Group Controller for Europe since August 2005. He has also been Managing Director of Rosenthal since 1997 and the sole Managing Director of Rosenthal since 2005. Before joining Mercer, Mr. Nossol was Director, Finance and Administration for a German household appliance producer from 1992 to 1997. Prior to this, he was Operations Controller at Grundig AG (consumer electronics) in Nürnberg. Mr. Nossol has been a member of the German Industry Federation’s (BDI) Tax Committee since 2003. He was elected President of the German Wood Users Association (AGR) in 2013. Mr. Nossol holds a Political Science degree from Freie Universität Berlin and a degree in Business Management from the University of Applied Sciences in Berlin.

Richard Short, age 47, has served as Vice President, Controller since February 2014 and as Controller from November 2010 to February 2014, prior to which he served as Controller and Director, Corporate Finance since joining Mercer in 2007. Previous roles include Controller, Financial Reporting from 2006 to 2007 and Director, Corporate Finance from 2004 to 2006 with Catalyst Paper Corporation and Assistant Controller at the Alderwoods Group Inc. Mr. Short holds a Bachelor of Arts in Psychology from the University of British Columbia and has been a member of the Canadian Institute of Chartered Accountants since 1993.

David M. Cooper, age 61, has served as Vice President of Sales and Marketing for Europe since 2005. Mr. Cooper previously held a variety of senior positions around the world at Sappi Ltd. from 1982 to 2005. These roles included the sales and marketing of various pulp and paper grades and the management of a manufacturing facility. Mr. Cooper has more than thirty years of diversified experience in the international pulp and paper industry.

Eric X. Heine, age 51, has served as Vice President of Sales and Marketing for North America and Asia since June 2005. Mr. Heine was previously Vice President Pulp and International Paper Sales and Marketing for Domtar Inc. from 1999 to 2005. Mr. Heine has over twenty-five years of experience in the pulp and paper industry, including developing strategic sales channels and market partners to build corporate brands. He holds a Bachelor of Science in Forestry (Wood Science) from the University of Toronto, Canada.

Wolfram Ridder, age 53, has served as Vice President of Business Development since 2005, prior to which he served as Managing Director at Mercer’s Stendal mill from 2001 to 2005. Mr. Ridder also served as Vice President Pulp Operations, Assistant to CEO from 1999 to 2005 and Assistant Managing Director at the Rosenthal mill from 1995 to 1998. Prior to joining Mercer, Mr. Ridder worked as a Scientist for pulping technology development at the German Federal Research Center for Wood Science and Technology in Hamburg from 1988 to 1995. Mr. Ridder has a Master of Business and Administration and a Master of Wood Science and Forest Product Technology from Hamburg University.

Genevieve Stannus, age 44, has served as Treasurer since July 2005, prior to which she served as Senior Financial Analyst since joining Mercer in August 2003. Prior to her role at Mercer, Ms. Stannus held Senior Treasury Analyst positions with Catalyst Paper Corporation and Pacifica Papers Inc. Ms. Stannus has twenty years of experience in the forest products industry. She is a member of the Certified General Accountants Association of Canada.

Brian Merwin, age 41, has served as Vice President, Strategic Initiatives since February 2009. Mr. Merwin previously held roles within Mercer such as Director, Strategic and Business Initiatives, and Business Analyst. He was a key member of Celgar’s “Green” Energy Project, and was instrumental in the development of the BC Hydro energy purchase agreement and securing the ecoENERGY grant. Mr. Merwin has a Master of Business and Administration from the Richard Ivey School of Business in Ontario, Canada and a Bachelor of Commerce Degree from the University of British Columbia, Canada.

We also have experienced mill managers at all of our mills who have operated through multiple business cycles in the pulp industry.

The Board met six times during 2014 and each current member of the Board attended 100% of the total number of such meetings and meetings of the committees of the Board on which they serve during their term. In addition, our independent directors regularly meet in separate executive sessions without any member of our management present. The Lead Director presides over these meetings. Although we do not have a formal policy with respect to attendance of directors at our annual meetings, all directors are encouraged and expected to attend such meetings if possible. All of our directors attended our 2014 annual meeting.

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

Audit Committee

The Audit Committee was established in accordance with Section 3(a)(58)(A) of the Exchange Act and functions pursuant to a charter adopted by the directors. A copy of the current charter is incorporated by reference in the exhibits to this Form 10-K and is available on our website at www.mercerint.com under the “Governance” link. The function of the Audit Committee generally is to meet with and review the results of the audit of our financial statements performed by the independent public accountants and to recommend the selection of independent public accountants. The members of the Audit Committee are Mr. McCartney, Mr. Shepherd and Ms. Orr, each of whom is independent under applicable laws and regulations and the listing requirements of the NASDAQ Global Select Market. Mr. McCartney is a Chartered Accountant and a “financial expert” within the meaning of such term under the Sarbanes-Oxley Act of 2002. The Audit Committee met five times during 2014.

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

Compensation and Human Resource Committee

The Board has established a Compensation and Human Resource Committee. The Compensation and Human Resource Committee is responsible for reviewing and approving the strategy and design of our compensation, equity-based and benefits programs. The Compensation and Human Resource Committee functions pursuant to a charter adopted by the directors, a copy of which is available on our website at www.mercerint.com in the Corporate Governance Guidelines under the “Governance” link. The Compensation and Human Resource Committee is also responsible for approving all compensation actions relating to executive officers. The members of the Compensation and Human Resource Committee are Mr. Picchi, Mr. Witts, Mr. Purchase and Ms. Orr, each of whom is independent under applicable laws and regulations and the listing requirements of the NASDAQ Global Select Market. The Compensation and Human Resource Committee met four times during 2014.

Governance and Nominating Committee

The Board has established a Governance and Nominating Committee comprised of Mr. Lauritzen, Mr. McCartney and Mr. Witts, each of whom is independent under applicable laws and regulations and the listing requirements of the NASDAQ Global Select Market. The Governance and Nominating Committee functions pursuant to a charter adopted by the directors, a copy of which is incorporated by reference in the exhibits to this Form 10-K and is available on our website at www.mercerint.com in the Corporate Governance Guidelines under the “Governance” link. The purpose of the committee is to: (i) manage the corporate governance system of the Board; (ii) assist the Board in fulfilling its duties to meet applicable legal and regulatory and self-regulatory business principles and codes of best practice; (iii) assist in the creation of a corporate culture and environment of integrity and accountability; (iv) in conjunction with the Lead Director, monitor the quality of the relationship between the Board and management; (v) review management succession plans; (vi) recommend to the Board nominees for appointment to the Board; (vii) lead the Board’s annual review of the Chief Executive Officer’s performance; and (viii) set the Board’s forward meeting agenda. The Governance and Nominating Committee met four times in 2014.

Environmental, Health and Safety Committee

The Board established an Environmental, Health and Safety Committee in 2006, currently comprised of Mr. Shepherd, Mr. Purchase and Mr. Lee, to review on behalf of the Board the policies and processes implemented by management, and the resulting impact and assessments of all our environmental, health and safety related activities. The Environmental, Health and Safety Committee functions pursuant to a charter adopted by the directors, a copy of which is available on our website at www.mercerint.com in the Corporate Governance Guidelines under the “Governance” link. More specifically, the Environmental, Health and Safety Committee is to: (i) review and approve, and if necessary revise, our environmental, health and safety policies and environmental compliance programs; (ii) monitor our environmental, health and safety management systems including internal and external audit results and reporting; and (iii) provide direction to management on the frequency and focus of external independent environmental, health and safety audits. The Environmental, Health and Safety Committee met four times in 2014.

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

Section 16(a) Beneficial Ownership Reporting Compliance

The information required under “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated by reference from the proxy statement relating to our annual meeting to be held in 2015, which will be filed with the SEC within 120 days of our most recently completed fiscal year.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated by reference from the proxy statement relating to our annual meeting to be held in 2015, which will be filed with the SEC within 120 days of our most recently completed fiscal year.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is incorporated by reference from the proxy statement relating to our annual meeting to be held in 2015, which will be filed with the SEC within 120 days of our most recently completed fiscal year.

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

The information called for by Items 404(a) and 407(a) of Regulation S-K required to be included under this Item 13 is incorporated by reference from the proxy statement relating to our annual meeting to be held in 2015, which will be filed with the SEC within 120 days of our most recently completed fiscal year.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 is incorporated by reference from the proxy statement relating to our annual meeting to be held in 2015, which will be filed with the SEC within 120 days of our most recently completed fiscal year.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1)  Financial Statements

(a)(2)    Financial Statement Schedules

All schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

(a)(3)    Exhibits

Exhibits that are not filed herewith have been previously filed with the SEC and are incorporated herein by reference.

2.1	Agreement and Plan of Merger among Mercer International Inc., Mercer International Regco Inc. and Mercer Delaware Inc. dated December 14, 2005. Incorporated by reference to the Proxy Statement/Prospectus filed on December 15, 2005.

3.1	Articles of Incorporation of Mercer International Inc., as amended. Incorporated by reference from Form 8-A filed March 2, 2006.

3.2	Bylaws of Mercer International Inc. Incorporated by reference from Form 8-A filed March 2, 2006.

4.1	Indenture dated November 26, 2014 between Mercer International Inc. and Wells Fargo Bank, National Association, as trustee, relating to the 2019 Senior Notes. Incorporated by reference from Form 8-K filed November 28, 2014.

4.2	Indenture dated November 26, 2014 between Mercer International Inc. and Wells Fargo Bank, National Association, as trustee, relating to the 2022 Senior Notes. Incorporated by reference from Form 8-K filed November 28, 2014.

10.1	Revolving Credit Facility Agreement dated November 25, 2014 among Zellstoff Stendal GmbH, UniCredit Bank AG, Credit Suisse AG, London Branch, Royal Bank of Canada and Barclays Bank PLC. Incorporated by reference from Form 8-K filed November 28, 2014.

10.2	Form of Trustee’s Indemnity Agreement between Mercer International Inc. and its Trustees. Incorporated by reference from Form 10-K filed March 31, 2003.

10.3†	Employment Agreement dated for reference August 7, 2003 between Mercer International Inc. and David Gandossi. Incorporated by reference from Form 8-K filed August 11, 2003.

10.4†	Employment Agreement effective as of April 28, 2004 between Mercer International Inc. and Jimmy S.H. Lee. Incorporated by reference from Form 8-K filed April 28, 2004.

10.5†	2004 Stock Incentive Plan. Incorporated by reference from Form S-8 filed June 16, 2004.

10.6†	Mercer International Inc. 2010 Stock Incentive Plan. Incorporated by reference from Appendix A to Mercer International Inc.’s definitive proxy statement on Schedule 14A filed April 24, 2014.

10.7†	Employment Agreement effective September 1, 2005 between Mercer International Inc. and Leonhard Nossol dated August 18, 2005. Incorporated by reference from Form 10-Q filed May 6, 2008.

10.8†	Employment Agreement dated October 2, 2006 between Stendal Pulp Holding GmbH and Wolfram Ridder. Incorporated by reference from Form 8-K filed October 3, 2006.

10.9	Electricity Purchase Agreement effective January 27, 2009 between Zellstoff Celgar Limited Partnership and British Columbia Hydro and Power Authority. Incorporated by reference from Form 10-K filed March 2, 2009. Certain non-public information has been omitted from the appendices to Exhibit 10.9 pursuant to a request for confidential treatment filed with the SEC. Such non-public information was filed with the SEC on a confidential basis. The SEC approved the request for confidential treatment in March 2009.

10.10	Revolving Credit Facility Agreement dated August 19, 2009 among D&Z Holding GmbH, Zellstoff-und Papierfabrik Rosenthal GmbH, D&Z Beteiligungs GmbH and ZPR Logistik GmbH and Bayerische Hypo-und Vereinsbank AG. Incorporated by reference from Form 8-K filed August 24, 2009.

10.11	Extension, Amendment and Confirmation Letter dated October 4, 2012 among Zellstoff- und Papierfabrik Rosenthal GmbH, D&Z Holding GmbH, D&Z Beteiligungs GmbH, ZPR Logistik GmbH, Bayerische Hypo-und Vereinsbank AG and Mercer International Inc. Incorporated by reference from Form 10-Q filed November 2, 2012.

10.12	Second Amended and Restated Credit Agreement dated as of May 2, 2013 among Zellstoff Celgar Limited Partnership, as borrower, and the lenders from time to time parties thereto, as lenders, and Canadian Imperial Bank of Commerce, as agent. Incorporated by reference from Form 8-K filed May 8, 2013.

10.13	First Amending Agreement dated October 21, 2014 between Zellstoff Celgar Limited Partnership, Mercer International Inc., as guarantor, and Canadian Imperial Bank of Commerce. Incorporated by reference from Form 10-Q filed October 31, 2014.

10.14	Registration Rights Agreement dated November 26, 2014 between Mercer International Inc. and Credit Suisse Securities (USA) LLC, related to 2019 Senior Notes. Incorporated by reference from Form 8-K filed on November 28, 2014.

10.15	Registration Rights Agreement dated November 26, 2014 between Mercer International Inc. and Credit Suisse Securities (USA) LLC, related to 2022 Senior Notes. Incorporated by reference from Form 8-K filed on November 28, 2014.

14.1	Code of Business Conduct and Ethics. Incorporated by reference from Mercer International Inc.’s definitive proxy statement on Schedule 14A filed August 11, 2003.

21.1*	List of Subsidiaries of Registrant.

23.1*	Consent of PricewaterhouseCoopers LLP.

31.1*	Section 302 Certificate of Chief Executive Officer.

31.2*	Section 302 Certificate of Chief Financial Officer.

32.1*	Section 906 Certificate of Chief Executive Officer.

32.2*	Section 906 Certificate of Chief Financial Officer.

101*	The following financial statements from the Company’s annual report on Form 10-K for the year ended December 31, 2014, filed with the SEC on February 13, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Changes in Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

*	Filed herewith.
†	Denotes management contract or compensatory plan or arrangement.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

Mercer International Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity and cash flows present fairly, in all material respects, the financial position of Mercer International Inc. and its subsidiaries (together the Company) at December 31, 2014 and December 31, 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Chartered Professional Accountants

Vancouver, British Columbia

February 13, 2015

MERCER INTERNATIONAL INC.

CONSOLIDATED BALANCE SHEETS

(In thousands of U.S. dollars, except per share data)

	December 31,
	2014	2013
ASSETS
Current assets
Cash and cash equivalents	$53,172	$147,728
Restricted cash (Note 17)	10,286	-
Receivables (Note 2)	141,088	135,893
Inventories (Note 3)	146,576	170,908
Prepaid expenses and other	6,745	10,918
Deferred income tax (Note 9)	19,968	6,326

Total current assets	377,835	471,773

Long-term assets
Property, plant and equipment (Note 4)	883,150	1,038,631
Other assets (Note 5)	22,767	20,998
Deferred income tax (Note 9)	43,055	17,157

	948,972	1,076,786

Total assets	$1,326,807	$1,548,559

LIABILITIES
Current liabilities
Accounts payable and other (Note 6)	$102,225	$118,574
Pension and other post-retirement benefit obligations (Note 8)	1,177	1,330
Debt (Note 7)	12,101	60,355

Total current liabilities	115,503	180,259

Long-term liabilities
Debt (Note 7)	675,412	919,017
Interest rate derivative liability (Note 17)	17,962	31,757
Pension and other post-retirement benefit obligations (Note 8)	34,837	35,466
Capital leases and other (Note 4 and Note 19)	15,321	19,293
Deferred income tax (Note 9)	28,892	14,450

	772,424	1,019,983

Total liabilities	887,927	1,200,242

EQUITY
Shareholders’ equity
Common shares $1 par value; 200,000,000 authorized;
64,274,000 issued and outstanding (2013 - 55,854,000)	386,338	328,549
Paid-in capital	4,769	(11,756)
Retained earnings	100,214	10,815
Accumulated other comprehensive income (loss) (Note 14)	(52,441)	31,470

Total share capital attributed to common shareholders	438,880	359,078

Noncontrolling interest (deficit) (Note 15)	-	(10,761)

Total equity	438,880	348,317

Total liabilities and equity	$1,326,807	$1,548,559

Commitments and contingencies (Note 20)

The accompanying notes are an integral part of these consolidated financial statements.

MERCER INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands of U.S. dollars, except per share data)

	For the Year Ended December 31,
	2014	2013	2012
Revenues
Pulp	$1,073,632	$996,187	$979,770
Energy and chemicals	101,480	92,198	92,966

	1,175,112	1,088,385	1,072,736
Costs and expenses
Operating costs	887,712	920,832	886,144
Operating depreciation and amortization	77,675	78,309	74,302
Selling, general and administrative expenses	47,927	51,169	49,268
Restructuring expenses (Note 13)	-	6,415	-

Operating income	161,798	31,660	63,022

Other income (expense)
Interest expense	(67,516)	(69,156)	(71,767)
Gain on settlement of debt (Note 7)	3,357	-	-
Gain on derivative instruments (Note 17)	11,501	19,709	4,812
Other income (expense)	(4,948)	1,215	(179)

Total other income (expense)	(57,606)	(48,232)	(67,134)

Income (loss) before income taxes	104,192	(16,572)	(4,112)
Income tax benefit (provision) (Note 9)
Current	(5,242)	2,286	(9,531)
Deferred	22,016	(11,482)	152

Net income (loss)	120,966	(25,768)	(13,491)
Less: net income attributable to noncontrolling interest	(7,812)	(607)	(2,179)

Net income (loss) attributable to common shareholders	$113,154	$(26,375)	$(15,670)

Net income (loss) per share attributable to common shareholders (Note 12)
Basic	$1.82	$(0.47)	$(0.28)
Diluted	$1.81	$(0.47)	$(0.28)

The accompanying notes are an integral part of these consolidated financial statements.

MERCER INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands of U.S. dollars)

	For the Year Ended December 31,
	2014	2013	2012
Net income (loss)	$120,966	$(25,768)	$(13,491)

Other comprehensive income (loss), net of taxes
Foreign currency translation adjustment (net of tax effect of $1,732, ($1,002), ($454))	(81,024)	(1,733)	11,635
Change in unrecognized losses and prior service costs related to defined benefit plans (net of tax effect of $nil in all years)	(2,873)	4,636	(808)
Change in unrealized gains on marketable securities (net of tax effect of $nil in all years)	(14)	(10)	(1)

Other comprehensive income (loss), net of taxes	(83,911)	2,893	10,826

Total comprehensive income (loss)	37,055	(22,875)	(2,665)
Comprehensive income attributable to noncontrolling interest	(7,812)	(607)	(2,179)

Comprehensive income (loss) attributable to common shareholders	$29,243	$(23,482)	$(4,844)

The accompanying notes are an integral part of these consolidated financial statements.

MERCER INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands of U.S. dollars)

	Common shares
	Number of Shares (thousands of shares)	Par Value	Amount Paid in Excess of Par Value	Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Shareholders’ Equity	Noncontrolling Interest (Deficit)	Total Equity
Balance at December 31, 2011	55,779	$55,425	$271,396	$(6,100)	$52,860	$17,751	$391,332	$(23,521)	$367,811
Shares issued on grants of restricted shares	37	78	919	(997)	-	-	-	-	-
Stock compensation expense	-	-	-	2,616	-	-	2,616	-	2,616
Net income (loss)	-	-	-	-	(15,670)	-	(15,670)	2,179	(13,491)
Foreign currency translation adjustments	-	-	-	-	-	11,635	11,635	-	11,635
Change in unrecognized losses and prior service costs related to defined benefit plans	-	-	-	-	-	(808)	(808)	-	(808)
Change in unrealized gains on marketable securities	-	-	-	-	-	(1)	(1)	-	(1)

Balance at December 31, 2012	55,816	55,503	272,315	(4,481)	37,190	28,577	389,104	(21,342)	367,762
Shares issued on grants of restricted shares	38	77	654	(731)	-	-	-	-	-
Stock compensation expense	-	-	-	3,574	-	-	3,574	-	3,574
Net income (loss)	-	-	-	-	(26,375)	-	(26,375)	607	(25,768)
Foreign currency translation adjustments	-	-	-	-	-	(1,733)	(1,733)	-	(1,733)
Capital contribution to acquire additional 8.1% of Stendal mill	-	-	-	(10,118)	-	-	(10,118)	9,974	(144)
Change in unrecognized losses and prior service costs related to defined benefit plans	-	-	-	-	-	4,636	4,636	-	4,636
Change in unrealized gains on marketable securities	-	-	-	-	-	(10)	(10)	-	(10)

Balance at December 31, 2013	55,854	55,580	272,969	(11,756)	10,815	31,470	359,078	(10,761)	348,317
Shares issued through public share offering	8,050	8,050	45,808	-	-	-	53,858	-	53,858
Shares issued on grants of restricted shares	38	78	703	(781)	-	-	-	-	-
Shares issued on grants of performance shares	332	332	2,818	(3,150)	-	-	-	-	-
Stock compensation expense	-	-	-	1,471	-	-	1,471	-	1,471
Net income (loss)	-	-	-	-	113,154	-	113,154	7,812	120,966
Foreign currency translation adjustments	-	-	-	-	-	(81,024)	(81,024)	-	(81,024)
Acquisition of noncontrolling interest in the Stendal mill (Note 15)	-	-	-	18,985	(23,755)	-	(4,770)	2,949	(1,821)
Change in unrecognized losses and prior service costs related to defined benefit plans	-	-	-	-	-	(2,873)	(2,873)	-	(2,873)
Change in unrealized gains on marketable securities	-	-	-	-	-	(14)	(14)	-	(14)

Balance December 31, 2014	64,274	$64,040	$322,298	$4,769	$100,214	$(52,441)	$438,880	$-	$438,880

The accompanying notes are an integral part of these consolidated financial statements.

MERCER INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of U.S. dollars)

	For the Year Ended December 31,
	2014	2013	2012
Cash flows from (used in) operating activities
Net income (loss)	$120,966	$(25,768)	$(13,491)
Adjustments to reconcile net income (loss) to cash flows from operating activities
Gain on settlement of debt	(3,357)	-	-
Unrealized gain on derivative instruments	(11,501)	(21,494)	(3,186)
Depreciation and amortization	78,012	78,645	74,657
Deferred income taxes	(22,016)	11,482	(152)
Foreign exchange (gain) loss on debt	4,011	(656)	-
Pension and other post-retirement expense	2,474	3,526	3,306
Stock compensation expense	1,586	3,574	2,616
Other	2,843	3,825	4,991
Defined pension plan contributions	(2,951)	(2,878)	(2,941)
Changes in working capital
Receivables	(25,113)	13,993	10,795
Inventories	6,445	(14,563)	1,726
Accounts payable and accrued expenses	(5,382)	(11,569)	(17,992)
Other	(1,429)	(1,792)	(1,214)

Net cash from (used in) operating activities	144,588	36,325	59,115

Cash flows from (used in) investing activities
Purchase of property, plant and equipment	(34,612)	(45,707)	(47,203)
Purchase of intangible assets	(4,776)	-	-
Restricted cash	(10,627)	-	-
Proceeds on maturity of marketable securities	-	-	15,753
Other	910	739	840

Net cash from (used in) investing activities	(49,105)	(44,968)	(30,610)

Cash flows from (used in) financing activities
Repayment of debt and repurchase of notes	(891,019)	(56,416)	(35,440)
Proceeds from issuance of notes and borrowings of debt	650,000	74,472	-
Proceeds from issuance of shares	53,859	-	-
Repayment of capital lease obligations	(2,465)	(2,593)	(2,733)
Proceeds from sale and lease-back transactions	1,533	-	-
Proceeds from (repayment of) credit facilities, net	26,254	(5,640)	6,031
Payment of note issuance costs	(20,169)	(3,855)	(2,570)
Proceeds from government grants	6,699	9,265	5,045
Other	(444)	-	-

Net cash from (used in) financing activities	(175,752)	15,233	(29,667)

Effect of exchange rate changes on cash and cash equivalents	(14,287)	3,699	2,302

Net increase (decrease) in cash and cash equivalents	(94,556)	10,289	1,140
Cash and cash equivalents, beginning of year	147,728	137,439	136,299

Cash and cash equivalents, end of year	$53,172	$147,728	$137,439

The accompanying notes are an integral part of these consolidated financial statements.

MERCER INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(In thousands of U.S. dollars)

	For the Year Ended December 31,
	2014	2013	2012
Supplemental disclosure of cash flow information
Cash paid during the year for
Interest	$65,013	$65,747	$66,673
Income taxes	$3,718	$7,307	$5,003
Supplemental schedule of non-cash investing and financing activities
Payment-in-kind note issued to acquire noncontrolling interest	$12,101	$-	$-
Acquisition of production and other equipment under capital lease obligations	$2,960	$2,112	$2,648
Increase (decrease) in accounts payable and accrued purchases for property, plant and equipment	$(1,873)	$(5,712)	$7,986
Increase (decrease) in receivables of government grants for long-term assets	$(2,871)	$2,871	$(3,291)

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

Basis of Presentation

These Consolidated Financial Statements contained herein include the accounts of the Company and all of its subsidiaries (collectively, the “Company”). The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All significant inter-company balances and transactions have been eliminated upon consolidation.

Use of Estimates

Preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant management judgment is required in determining the accounting for, among other things, pensions and post-retirement benefit obligations, deferred income taxes (valuation allowance), depreciation and amortization, future cash flows associated with impairment testing for long-lived assets, legal liabilities and contingencies. Actual results could differ materially from these estimates, and changes in these estimates are recorded when known.

Cash and Cash Equivalents and Restricted Cash

Cash and cash equivalents include cash held in bank accounts and highly liquid investments with original maturities of three months or less. Restricted cash is comprised of cash deposits that cannot be withdrawn without prior notice or penalty.

Accounts Receivable

Accounts receivable are recorded at cost, net of an allowance for doubtful accounts. The Company reviews the collectability of receivables at each reporting date. The Company maintains an allowance for doubtful accounts at an amount estimated to cover the potential losses on certain uninsured receivables. Any amounts that are determined to be uncollectible and uninsured are offset against the allowance. The allowance is based on the Company’s evaluation of numerous factors, including the payment history and financial position of the debtors. For certain customers the Company receives a letter of credit prior to shipping its product.

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

The costs of major rebuilds, replacements and those expenditures that substantially increase the useful lives of existing property, plant, and equipment are capitalized, as well as interest costs associated with major capital projects until ready for their intended use. The cost of repairs and maintenance as well as planned shutdown maintenance performed on manufacturing facilities, composed of labor, materials and other incremental costs, is recognized as an expense in the Consolidated Statement of Operations as incurred.

Leases which transfer to the Company substantially all the risks and benefits incidental to ownership of the leased item are capitalized at the present value of the minimum lease payments. Capital leases are depreciated over the lease term. Operating lease payments are recognized as an expense in the Consolidated Statement of Operations on a straight-line basis over the lease term.

The Company provides for asset retirement obligations when there is a legislated or contractual basis for those obligations. An obligation is recorded as a liability at fair value in the period in which the Company incurs a legal obligation associated with the retirement of an asset. The associated costs are capitalized as part of the carrying value of the related asset and amortized over its remaining useful life. The liability is accreted using a risk-free interest rate.

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

Deferred Note Issuance Costs

Note issuance costs are deferred and amortized on a straight-line basis as a component of interest expense in the Consolidated Statement of Operations over the contractual life of the related debt instrument.

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

Foreign Operations and Currency Translation

The Company determines its foreign subsidiaries’ functional currency by reviewing the currency of the primary economic environment in which the foreign subsidiaries operates, which is normally the currency of the environment in which the foreign subsidiaries generate and expend cash. The Company translates assets and liabilities of its non-U.S. dollar functional currency subsidiaries into U.S. dollars using the rate in effect at the balance sheet date and revenues and expenses are translated at the average rate of exchange throughout the year. Foreign currency translation gains and losses are recognized within accumulated other comprehensive income in shareholders’ equity.

Transactions in foreign currencies are translated to the respective functional currencies of each operation using exchange rates at the dates of the transactions. Monetary assets and liabilities denominated in foreign currencies at the reporting date are translated to the functional currency using the exchange rate at that date. Non-monetary assets and liabilities denominated in foreign currencies are translated to the functional currency using historical exchange rates. Gains and losses resulting from foreign currency transactions are included in costs and expenses in the Consolidated Statement of Operations.

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

Revenue Recognition

The Company recognizes revenue from product, transportation, chemical and other sales when persuasive evidence of an arrangement exists, the sales price is fixed or determinable, title of ownership and risk of loss have passed to the customer and collectability is reasonably assured. Sales are reported net of discounts and allowances.

The Company reports revenue from sales of surplus electricity and the sale of chemicals as “energy and chemicals revenue” in the Consolidated Statement of Operations. Energy revenues are recognized as the electricity is consumed by customers and when collection is reasonably assured. These revenues include an estimate of the value of electricity transferred to customers in the year but billed subsequent to year-end. Customer bills are based on agreed upon rates and meter readings that indicate electricity consumption.

Shipping and Handling Costs

Amounts charged to customers for shipping and handling costs are recognized as revenue in the Consolidated Statement of Operations. Shipping and handling costs incurred by the Company are included in operating costs in the Consolidated Statement of Operations.

Stock-Based Compensation

The Company recognizes stock-based compensation expense over an award’s requisite service period based on the award’s fair value in selling, general, and administrative expenses within the Consolidated Statement of Operations.

For performance share units (“PSUs”) which have the same grant and service inception date, the fair value is based upon the targeted number of shares to be awarded and the quoted market price of the Company’s shares at that date. For PSUs where the service inception date precedes the grant date, the fair value is based upon the targeted number of shares awarded and the quoted price of the Company’s shares at each reporting date up to the grant date. The target number of shares is determined using management’s best estimate. The final determination of the number of shares to be granted is made by the Company’s Board of Directors. The Company estimates forfeitures of PSUs based on management’s expectations and recognizes compensation cost only for those awards expected to vest. Estimated forfeitures are adjusted to actual experience at each balance sheet date.

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

Deferred income taxes are determined separately for each tax-paying component of the Company. For each tax-paying component, all current deferred tax liabilities and assets are offset and presented as a single net amount and all non-current deferred tax liabilities and assets are offset and presented as a single net amount.

Derivative Financial Instruments

The Company occasionally enters into derivative financial instruments, including interest rate swaps and pulp price swaps to limit exposures to changes in interest rates and pulp prices. These derivative instruments are not designated as hedging instruments. The change in fair value of interest rate and pulp price derivative contracts are recognized in gain on derivative instruments in the Consolidated Statement of Operations. Periodically, the Company enters into derivative contracts to supply materials for its own use and as such are exempt from mark-to-market accounting.

Fair Value Measurements

The fair value methodologies and, as a result, the fair value of the Company’s financial instruments are determined based on the fair value hierarchy provided in the Fair Value Measurements and Disclosures topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification, and are as follows:

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

The financial instrument’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

Net Income (Loss) Per Share Attributable to Common Shareholders

Basic net income (loss) per share attributable to common shareholders (“EPS”) is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding in the period. Diluted income (loss) per share attributable to common shareholders is calculated to give effect to all potentially dilutive common shares outstanding by applying the “Treasury Stock” and “If-Converted” methods. Outstanding stock options, restricted shares, performance shares and PSUs represent the only potentially dilutive effects on the Company’s weighted average shares.

Reclassifications

Certain prior year amounts in the consolidated financial statements have been reclassified to conform to the current year presentation. For the year ended December 31, 2013, the Company reclassified $14,760 related to

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except per share data)

Note 1.  The Company and Summary of Significant Accounting Policies (continued)

future derivative payments to accounts payable and other based on the timing of those payments. This amount was previously presented within long-term liabilities as interest rate derivative liability.

New Accounting Standards

In May 2014, the FASB issued ASU 2014-09, “Revenue Recognition - Revenue from Contracts with Customers” (“ASU 2014-09”) that requires companies to recognize revenue when a customer obtains control rather than when companies have transferred substantially all risks and rewards of a good or service. This update is effective for annual reporting periods beginning on or after December 15, 2016 and interim periods therein and requires expanded disclosures. The Company is currently assessing the impact the adoption of ASU 2014-09 will have on its consolidated financial statements.

Note 2.  Receivables

	December 31,
	2014	2013
Sale of pulp, energy and chemicals, net of allowance of $29 (2013 – $178)	$133,586	$124,579
Value added tax	2,894	4,545
Other non-trade receivables	4,608	6,769

	$141,088	$135,893

Note 3.  Inventories

	December 31,
	2014	2013
Raw materials	$52,877	$66,356
Finished goods	45,090	54,982
Spare parts and other	48,609	49,570

	$146,576	$170,908

Note 4.  Property, Plant and Equipment

	December 31,
	2014	2013
Land	$30,803	$34,421
Buildings	172,626	194,676
Production and other equipment	1,422,828	1,570,196

	1,626,257	1,799,293
Less: accumulated depreciation	(743,107)	(760,662)

	$883,150	$1,038,631

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except per share data)

Note 4.  Property, Plant and Equipment (continued)

As at December 31, 2014, property, plant and equipment was net of $305,045 of unamortized government investment grants (2013 – $365,359). As at December 31, 2014, included in production and other equipment is equipment under capital leases which had gross amounts of $20,325 (2013 – $20,550), and accumulated depreciation of $6,218 (2013 – $9,447). During the year, production and other equipment totalling $2,960 was acquired under capital lease obligations (2013 – $2,112; 2012 – $2,648).

The Company maintains industrial landfills on its premises for the disposal of waste, primarily from the mills’ pulp processing activities. The mills have obligations under their landfill permits to decommission these disposal facilities pursuant to certain regulations. As at December 31, 2014, the Company had recorded $4,798 (2013 – $5,549) of asset retirement obligations in capital leases and other in the Consolidated Balance Sheet. The Company believes the accrued amounts recorded are sufficient.

Note 5.  Other Assets

	December 31,
	2014	2013
Deferred note issuance costs	$14,012	$13,711
Intangible assets	5,448	2,659
Other assets	3,307	4,628

	$22,767	$20,998

As at December 31, 2014, included in intangible assets are costs related to enterprise resource planning (“ERP”) software which had gross amounts of $4,648 (2013 – $1,025) and accumulated amortization of $193 (2013 – $nil). The ERP software is being depreciated over 5 years using the straight-line method as modules are implemented.

Note 6.  Accounts Payable and Other

	December 31,
	2014	2013
Trade payables	$34,329	$44,289
Accrued expenses	41,368	39,060
Interest rate derivative liability, current portion (Note 17)	14,832	20,099
Accrued interest	4,728	5,358
Capital leases, current portion (Note 19)	2,987	2,254
Current taxes payable (Note 9)	1,425	1,132
Other	2,556	6,382

	$102,225	$118,574

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except per share data)

Note 7. Debt

	December 31,
	2014	2013
2019 Senior Notes, unsecured (a)	$250,000	$-
2022 Senior Notes, unsecured (a)	400,000	-
2017 Senior Notes, unsecured (a)	-	336,382
Note payable to finance the construction related to the Stendal mill (b)	-	568,945
Term bank facility for a project at the Stendal mill (b)	-	21,179
Loans payable to a noncontrolling shareholder of the Stendal mill (c)	-	52,117
Payment-in-kind note (c)	12,101	-
Investment loan agreement for a project at the Rosenthal mill (d)	-	749
Credit agreements
€75.0 million (e)	25,412	-
C$40.0 million (f)	-	-
€25.0 million (g)	-	-
€5.0 million (h)	-	-

	687,513	979,372
Less: current portion	(12,101)	(60,355)

Debt, less current portion	$675,412	$919,017

As of December 31, 2014, the maturities of debt are as follows:

Matures	Amount
2015	$12,101
2016	-
2017	-
2018	-
2019	275,412
Thereafter	400,000

$687,513

Certain of the Company’s debt instruments were issued under certain indentures which, among other things, restrict its ability and the ability of its subsidiaries to make certain payments, including dividends. These limitations are subject to specific exceptions. As at December 31, 2014, the Company was in compliance with the terms of the indentures.

(a)

On November 26, 2014, the Company completed a private offering of $250,000 in aggregate principal amount of 7.00% senior notes which mature on December 1, 2019 (“2019 Senior Notes”) and $400,000 in aggregate principal amount of 7.75% senior notes which mature on December 1, 2022 (“2022 Senior Notes” and collectively with the 2019 Senior Notes, the “Senior Notes”). The Senior Notes were issued at a price of

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except per share data)

Note 7. Debt (continued)

100% of their principal amount. The net proceeds from the Senior Notes offering were $635,949, after deducting the underwriter’s discounts and offering expenses. The net proceeds, together with cash on hand and borrowings under the Company’s revolving credit facilities, were used to repurchase the 2017 Senior Notes (herein defined below) and repay the Prior Stendal Facilities (as defined in Note 7(b)).

The Senior Notes are general unsecured senior obligations of the Company. They rank equal in right of payment with all existing and future unsecured senior indebtedness of the Company and are senior in right of payment to any current or future subordinated indebtedness of the Company. The Senior Notes are effectively junior in right of payment to all existing and future secured indebtedness, to the extent of the assets securing such indebtedness, and all indebtedness and liabilities of the Company’s subsidiaries.

The Company may redeem all or a part of the Senior Notes, upon not less than 30 days’ or more than 60 days’ notice, at the redemption prices (expressed as percentages of principal amount) discussed below, plus accrued and unpaid interest to (but not including) the applicable redemption date. The 2019 Senior Notes redemption prices are equal to 103.500% for the twelve month period beginning on December 1, 2016, 101.750% for the twelve month period beginning on December 1, 2017, and 100.000% beginning on December 1, 2018 and at any time thereafter. The 2022 Senior Notes redemption prices are equal to 105.813% for the twelve month period beginning on December 1, 2017, 103.875% for the twelve month period beginning on December 1, 2018, 101.938% for the twelve month period beginning on December 1, 2019, and 100.000% beginning on December 1, 2020 and at any time thereafter.

On November 17, 2010, the Company completed a private offering of $300,000 in aggregate principal amount of senior notes due 2017 (“2017 Senior Notes”). In July 2013, the Company issued an additional $50,000 in aggregate principal amount of its 2017 Senior Notes.

The Company used $238,899 of the net proceeds from the Senior Notes offering, together with cash on hand of $112,967 to repurchase the 2017 Senior Notes. The settlement of the 2017 Senior Notes resulted in a loss of $20,523 recorded in the Consolidated Statement of Operations.

(b)	Loan payable to bank, included in a total loan facility of €828.0 million to finance the construction related to the Stendal mill, interest at rates varying from Euribor plus 0.90% to Euribor plus 1.80%, and a €17.0 million amortizing term facility to partially finance a project at the Stendal Mill, interest at a rate of Euribor plus 3.5% per annum (collectively the “Prior Stendal Facilities”). On November 26, 2014, the Company used $397,050 of the net proceeds from the Senior Notes offering (Note 7(a)), together with cash on hand and borrowings under the Company’s revolving credit facilities to repay the principal and accrued interest amount outstanding under the Prior Stendal Facilities. The settlement of the Prior Stendal Facilities resulted in a loss of $7,971 recorded in the Consolidated Statement of Operations.

(c)	On September 30, 2014, the Company settled all of the outstanding loans payable to the noncontrolling shareholder of the Stendal mill in exchange for a loan of €12.5 million ($15,785), of which approximately €2.5 million ($3,322) was settled in cash and €10.0 million ($12,101) that is payable by way of a payment-in-kind note which matures in October 2015. The payment-in-kind note bears no interest for the six month period beginning on October 1, 2014 and 8.00% thereafter and can be settled in cash or shares of the Company’s common stock at the Company’s election. The settlement of the outstanding loans payable to the noncontrolling shareholder resulted in a gain of $31,851 recorded in the Consolidated Statement of Operations.

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except per share data)

Note 7. Debt (continued)

(d)	A €4.4 million investment loan agreement with a lender relating to the wash press project at the Rosenthal mill that matured in February 2014.

(e)	Credit agreement with respect to a revolving credit facility of up to €75.0 million for the Stendal mill. The credit facility matures October 2019. Borrowings under the facility are collateralized by the mill’s inventory and receivables and bear interest at Euribor plus 3.50%. As at December 31, 2014, €21.0 million ($25,412) of this facility was drawn and was accruing interest at a rate of 3.55%, and approximately €54.0 million ($65,345) was available.

(f)	Credit agreement with respect to a revolving credit facility of up to C$40.0 million for the Celgar mill. The credit facility matures May 2019. Borrowings under the credit facility are collateralized by the mill’s inventory and receivables and are restricted by a borrowing base calculated on the mill’s inventory and receivables. Canadian dollar denominated amounts bear interest at bankers acceptance plus 1.50% or Canadian prime. U.S. dollar denominated amounts bear interest at LIBOR plus 1.50% or U.S. base. As at December 31, 2014, approximately C$1.7 million ($1,464) of this facility was supporting letters of credit and approximately C$38.3 million ($33,015) was available.

(g)	A €25.0 million working capital facility at the Rosenthal mill that matures in October 2016. Borrowings under the facility are collateralized by the mill’s inventory and receivables and bear interest at Euribor plus 3.50%. As at December 31, 2014, approximately €0.4 million ($484) of this facility was supporting bank guarantees leaving approximately €24.6 million ($29,768) available.

(h)	A €5.0 million facility at the Rosenthal mill that matures in December 2015. Borrowings under this facility bear interest at the rate of the three-month Euribor plus 3.50% and are secured by certain land at the Rosenthal mill. As at December 31, 2014 approximately €1.1 million ($1,389) of this facility was supporting bank guarantees leaving approximately €3.9 million ($4,661) available.

Note 8. Pension and Other Post-Retirement Benefit Obligations

Included in pension and other post-retirement benefit obligations are amounts related to the Company’s Celgar and Rosenthal mills. The largest component of this obligation is with respect to the Celgar mill which maintains a defined benefit pension plan and post-retirement benefit plans for certain employees (“Celgar Plans”).

Pension benefits are based on employees’ earnings and years of service. The Celgar Plans are funded by contributions from the Company based on actuarial estimates and statutory requirements. Pension contributions during the year ended December 31, 2014 totaled $2,951 (2013 – $2,878).

Effective December 31, 2008, the defined benefit plan was closed to new members. In addition, the defined benefit service accrual ceased on December 31, 2008, and members began to receive pension benefits, at a fixed contractual rate, under a new defined contribution plan effective January 1, 2009. During the year ended December 31, 2014, the Company made contributions of $759 (2013 – $773) to this plan.

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except per share data)

Note 8. Pension and Other Post-Retirement Benefit Obligations (continued)

Information about the Celgar Plans, in aggregate for the year ended December 31, 2014 is as follows:

	2014
	Pension	Other Post- Retirement Benefit Obligations	Total
Change in benefit obligation
Benefit obligation, December 31, 2013	$43,566	$28,458	$72,024
Service cost	121	724	845
Interest cost	1,836	1,244	3,080
Benefit payments	(2,571)	(825)	(3,396)
Actuarial losses	3,901	1,350	5,251
Foreign currency exchange rate changes	(3,780)	(2,486)	(6,266)

Benefit obligation, December 31, 2014	43,073	28,465	71,538

Reconciliation of fair value of plan assets
Fair value of plan assets, December 31, 2013	$35,372	$-	$35,372
Actual returns	3,829	-	3,829
Contributions	2,126	825	2,951
Benefit payments	(2,571)	(825)	(3,396)
Foreign currency exchange rate changes	(3,103)	-	(3,103)

Fair value of plan assets, December 31, 2014	35,653	-	35,653

Funded status, December 31, 2014 (1)	$(7,420)	$(28,465)	$(35,885)

Components of the net benefit cost recognized
Service cost	$121	$724	$845
Interest cost	1,836	1,244	3,080
Expected return on plan assets	(2,225)	-	(2,225)
Amortization of unrecognized items	787	(12)	775

Net benefit costs	$519	$1,956	$2,475

(1)	The total of $36,014 on the Consolidated Balance Sheet also includes the pension liabilities of $129 relating to employees at the Company’s Rosenthal operation.

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except per share data)

Note 8. Pension and Other Post-Retirement Benefit Obligations (continued)

Information about the Celgar Plans, in aggregate for the year ended December 31, 2013 is as follows:

	2013
	Pension	Other Post- Retirement Benefit Obligations	Total
Change in benefit obligation
Benefit obligation, December 31, 2012	$48,639	$28,314	$76,953
Service cost	137	753	890
Interest cost	1,836	1,108	2,944
Benefit payments	(2,772)	(767)	(3,539)
Special termination benefits	277	-	277
Actuarial losses (gains)	(1,472)	943	(529)
Foreign currency exchange rate changes	(3,079)	(1,893)	(4,972)

Benefit obligation, December 31, 2013	43,566	28,458	72,024

Reconciliation of fair value of plan assets
Fair value of plan assets, December 31, 2012	$33,647	$-	$33,647
Actual returns	4,686	-	4,686
Contributions	2,111	767	2,878
Benefit payments	(2,772)	(767)	(3,539)
Foreign currency exchange rate changes	(2,300)	-	(2,300)

Fair value of plan assets, December 31, 2013	35,372	-	35,372

Funded status, December 31, 2013 (1)	$(8,194)	$(28,458)	$(36,652)

Components of the net benefit cost recognized
Service cost	$137	$753	$890
Interest cost	1,836	1,108	2,944
Expected return on plan assets	(2,133)	-	(2,133)
Special termination benefits	277	-	277
Amortization of unrecognized items	1,439	116	1,555

Net benefit costs	$1,556	$1,977	$3,533

(1)	The total of $36,796 on the Consolidated Balance Sheet also includes the pension liabilities of $144 relating to employees at the Company’s Rosenthal operation.

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except per share data)

Note 8. Pension and Other Post-Retirement Benefit Obligations (continued)

The Company anticipates that it will make contributions to the Celgar Plans of approximately $1,602 in 2015. Estimated future benefit payments under the Celgar Plans are as follows:

Amount
2015	$3,351
2016	3,461
2017	3,548
2018	3,643
2019	3,744
2020 – 2024	19,682

During the year ended December 31, 2014, the Company recognized a loss, net of tax of $2,873 in other comprehensive income (2013 – income of $4,636; 2012 – loss of $808). As at December 31, 2014, the pension related accumulated other comprehensive loss balance of $19,287 (2013 – $16,414) is primarily a result of net actuarial losses. These amounts have been stated net of tax. The Celgar Plans do not have any net transition asset or obligation recognized as a reclassification adjustment of other comprehensive income. The amount included in accumulated other comprehensive loss which is expected to be recognized in 2015 is approximately $977 of net actuarial losses. There are no plan assets that are expected to be returned to the Company in 2015.

Summary of key assumptions:

	December 31,
	2014	2013
Benefit obligations
Discount rate	3.75%	4.50%
Rate of compensation increase	2.50%	2.75%
Net benefit cost for year ended
Discount rate	4.50%	4.00%
Rate of compensation increase	2.75%	2.75%
Expected rate of return on plan assets	6.60%	6.60%
Assumed health care cost trend rate
Initial health care cost trend rate	7.50%	8.00%
Annual rate of decline in trend rate	0.50%	0.50%
Ultimate health care cost trend rate	4.50%	4.50%
Medical service plan premiums trend rate	4.50%	4.50%

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

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except per share data)

Note 8. Pension and Other Post-Retirement Benefit Obligations (continued)

A one-percentage point change in assumed health care cost trend rate would have the following effect on the post-retirement benefit obligations:

	December 31, 2014		December 31, 2013
	1% Increase	1% Decrease	1% Increase	1% Decrease
Effect on total service and interest rate components	$54	$(56)	$51	$(53)
Effect on post-retirement benefit obligation	$830	$(806)	$927	$(896)

Asset allocation of funded plans:

	Target	2014	2013
Equity securities	60%	61%	64%
Debt securities	40%	39%	36%
Cash and cash equivalents	0%	0%	0%

		100%	100%

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

Celgar Plans’ asset fair value measurements at December 31, 2014:

Asset category	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
Leith Wheeler Diversified Funds	$21,816	$-	$-	$21,816
Phillips, Hagar and North Bond Fund	13,780	-	-	13,780
Cash	57	-	-	57

Total assets	$35,653	$-	$-	$35,653

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

Multiemployer Plan

The Company participates in a multiemployer plan for the hourly-paid employees at the Celgar mill. The contributions to the plan are determined based on a percentage of pensionable earnings pursuant to a collective bargaining agreement. The Company has no current or future contribution obligations in excess of the contractual contributions. The contributions during the year ended December 31, 2014 totaled $2,085 (2013 – $2,635; 2012 – $2,644). Plan details are included in the following table:

	Provincially Registered Plan Number	Expiration Date of Collective Bargaining Agreement	Are the Company’s Contributions Greater Than 5% of Total Contributions
Legal name			2014	2013
The Pulp and Paper Industry Pension Plan	P085324	April 30, 2017	Yes	Yes

Note 9.  Income Taxes

Income (loss) before income taxes by taxing jurisdiction was as follows:

	Year Ended December 31,
	2014	2013	2012
Domestic	$(55,089)	$(31,032)	$(23,268)
Foreign	159,281	14,460	19,156

	$104,192	$(16,572)	$(4,112)

The income tax benefit (provision) recognized in the Consolidated Statement of Operations for the years ended December 31, 2014, 2013 and 2012 is related to foreign tax jurisdictions.

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

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except per share data)

Note 9.  Income Taxes (continued)

The Company and/or one or more of its subsidiaries file income tax returns in the United States (“U.S.”), Germany and Canada. Currently, the Company does not anticipate that the expiration of the statute of limitations or the completion of audits in the next fiscal year will result in liabilities for uncertain income tax positions that are materially different than the amounts accrued or disclosed as of December 31, 2014. However, this could change as tax years are examined by taxing authorities, the timing of those examinations, if any, are uncertain at this time. During 2013, the German tax authorities completed examinations of 2011 for all but two entities. For one of the entities, 2008 to 2013 tax years are being reviewed and the expected completion dates of the reviews are uncertain. For the other entity the 2010 examination is complete. The Company believes that it has adequately provided for any reasonable foreseeable outcomes related to its tax audits and that any settlement will not have a material adverse effect on its consolidated results. However, there can be no assurances as to the possible outcomes. The Company is generally not subject to U.S. or Canadian income tax examinations for tax years before 2011 and 2010, respectively.

The liability in the Consolidated Balance Sheet related to unrecognized tax benefits was $nil as at December 31, 2014 (2013 – $nil). The Company recognizes interest and penalties related to unrecognized tax benefits in income tax benefit (provision) in the Consolidated Statement of Operations. During the year ended December 31, 2014, the Company recognized approximately $nil in interest and penalties (2013 – $nil).

Differences between the U.S. Federal Statutory and the Company’s effective rates are as follows:

	Year Ended December 31,
	2014	2013	2012
U.S. Federal statutory rate	35%	35%	35%
U.S. Federal statutory rate on (income) loss before income taxes and noncontrolling interest	$(36,467)	$5,797	$1,439
Tax differential on foreign income	11,295	736	874
Effect of foreign earnings	(9,998)	(945)	(8,382)
Valuation allowance	52,906	(17,040)	(17,529)
Tax benefit of partnership structure	5,987	5,942	6,785
Pension adjustment	747	(1,206)	174
Non-taxable foreign subsidiaries	1,263	1,696	1,897
Research and development expense	-	1,319	3,436
Prior year adjustments	-	(5,749)	-
Foreign exchange on valuation allowance	(7,146)	254	1,330
Other	(1,813)	-	597

	$16,774	$(9,196)	$(9,379)

Comprised of:
Current	$(5,242)	$2,286	$(9,531)
Deferred	22,016	(11,482)	152

	$16,774	$(9,196)	$(9,379)

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except per share data)

Note 9.  Income Taxes (continued)

Deferred income tax assets and liabilities are composed of the following:

	December 31,
	2014	2013
German tax loss carryforwards	$99,948	$123,735
U.S. tax loss carryforwards	54,892	44,718
Canadian tax loss carryforwards	1,661	11,606
Basis difference between income tax and financial reporting with respect to operating pulp mills	(61,205)	(64,252)
Derivative financial instruments	5,043	8,916
Long-term debt	(3,889)	2,204
Payable and accrued expenses	6,304	4,722
Deferred pension liability	9,413	9,605
Capital leases	2,450	2,574
Research and development expense pool	4,193	4,573
Other	3,183	1,400

	121,993	149,801
Valuation allowance	(87,862)	(140,768)

Net deferred tax asset	$34,131	$9,033

Comprised of:
Deferred income tax asset – current	$19,968	$6,326
Deferred income tax asset – non-current	43,055	17,157
Deferred income tax liability – non-current	(28,892)	(14,450)

Net deferred tax asset	$34,131	$9,033

The following table details the scheduled expiration dates of the Company’s net operating loss, interest and income tax credit carryforwards as at December 31, 2014:

	Amount	Expiration Date
Germany
Operating loss	$409,300	Indefinite
Interest	$138,000	Indefinite
U.S
Operating loss	$154,900	2019 – 2034
Tax credits	$700	2030 – 2033
Canada
Operating loss	$6,400	2015 – 2034
Scientific research and experimental development tax credit	$4,200	2030 – 2032

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

For the year ended December 31, 2014, the Company’s assessment indicated that it is more likely than not that the Stendal deferred tax assets will be realized as Stendal demonstrated improved earnings resulting in three-year historical cumulative pre-tax income and has forecasted taxable income for the foreseeable future. Accordingly, the Company reversed its remaining valuation allowance for Stendal and recognized all of its deferred tax assets.

The following table summarizes the changes in valuation allowances related to net deferred tax assets:

	2014	2013
Balance at January 1	$140,768	$123,728
Additions (reversals)
U.S.	9,433	10,134
Canada	(3,660)	12,324
Germany	(51,533)	(5,672)
The impact of changes in foreign exchange rates	(7,146)	254

Balance at December 31	$87,862	$140,768

As at December 31, 2014, the Company has recognized all deferred tax assets for its German entities and has not recognized deferred tax assets for its U.S. or Canadian entities.

The Company has not provided U.S. income taxes and foreign withholding taxes on the undistributed earnings of foreign subsidiaries as of December 31, 2014 because it intends to permanently reinvest such earnings outside the U.S. If these foreign earnings were to be repatriated in the future, the related U.S. tax liability may be reduced by any foreign income taxes previously paid on these earnings. In addition, the Company has loss carryforwards which may be used to offset any current tax liability.

As of December 31, 2014, the cumulative amount of earnings upon which U.S. income taxes have not been provided is approximately $59,800. The amount of unrecognized deferred tax liability related to these earnings is approximately $20,900.

Note 10. Share Capital

Common shares

During the year ended December 31, 2014, the Company issued 38,000 restricted shares to directors of the Company and 331,584 shares were issued to employees of the Company as part of the share based performance plan.

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except per share data)

Note 10. Share Capital (continued)

On April 2, 2014, the Company issued an aggregate of 8,050,000 common shares by way of public offering at a price of $7.15 per share for net proceeds of $53,859 after deducting the underwriters’ discounts and offering expenses. In September 2014, the Company contributed $20,000 of the net proceeds to further capitalize the Stendal mill. The Company used the balance of the net proceeds for capital expenditures, including expansion of our wood procurement and logistics operations in Germany, and for general corporate purposes.

Preferred shares

The Company has authorized 50,000,000 preferred shares (2013 – 50,000,000) with $1 par value issuable in series, of which 2,000,000 shares have been designated as Series A. The preferred shares may be issued in one or more series and with such designations and preferences for each series as shall be stated in the resolutions providing for the designation and issue of each such series adopted by the Board of Directors of the Company. The Board of Directors is authorized by the Company’s articles of incorporation to determine the voting, dividend, redemption and liquidation preferences pertaining to each such series. As at December 31, 2014, no preferred shares had been issued by the Company.

Note 11. Stock-Based Compensation

In June 2010, the Company adopted a new stock incentive plan (the “2010 Plan”) which provides for options, restricted stock rights, restricted shares, performance shares, PSUs and stock appreciation rights to be awarded to employees, consultants and non-employee directors. During the years ended December 31, 2014 and December 31, 2013, there were no issued and outstanding restricted stock rights, performance shares or stock appreciation rights. In May 2014, the Board of Directors of the Company approved an additional 2.0 million common shares be available for grant pursuant to the 2010 Plan. As at December 31, 2014, after factoring in all allocated shares, there remain approximately 2.5 million common shares available for grant.

PSUs

PSUs comprise rights to receive common shares at a future date that are contingent on the Company and the grantee achieving certain performance objectives. The performance objective period is generally three years.

For the year ended December 31, 2014, the Company recognized an expense of $1,023 related to the PSUs (2013 – $2,882; 2012 – $1,546).

The following table summarizes PSU activity during the year:

	Number of PSUs
	2014	2013	2012
Outstanding at January 1	791,432	786,129	795,312
Granted	657,554	40,499	55,478
Vested and issued	(331,584)	-	-
Expired	(147,858)	(35,196)	(64,661)

Outstanding at December 31	969,544	791,432	786,129

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except per share data)

Note 11. Stock-Based Compensation (continued)

Restricted Shares

Restricted shares generally vest over one year; however, 200,000 restricted shares granted during the year ended December 31, 2011 vest in equal amounts over a five-year period commencing in 2012.

Expense recognized for the year ended December 31, 2014 was $563 (2013 – $692; 2012 – $1,070). As at December 31, 2014, the total remaining unrecognized compensation cost related to restricted stock amounted to approximately $284 (2013 – $511), which will be amortized over the remaining vesting periods.

The following table summarizes restricted share activity during the year:

	Number of Restricted Shares
	2014	2013	2012
Outstanding at January 1	158,000	196,500	238,000
Granted	38,000	38,000	36,500
Vested	(78,000)	(76,500)	(78,000)

Outstanding at December 31	118,000	158,000	196,500

Stock Options

The following table summarizes the status of options outstanding at December 31, 2014:

Outstanding Options				Exercisable Options
Exercise Price (U.S. dollars)	Number	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price (U.S. dollars)	Number	Weighted Average Exercise Price (U.S. dollars)
$ 7.30	30,000	0.57	$ 7.30	30,000	$ 7.30
$ 7.92	25,000	0.69	$ 7.92	25,000	$ 7.92

During the years ended December 31, 2014 and December 31, 2013, no options were granted or exercised. During the year ended December 31, 2014, no options expired (2013 – 100,000; 2012 – nil) and 20,000 options were cancelled (2013 – nil; 2012 – nil) in exchange for $115.

The aggregate intrinsic value of options is calculated as the difference between the quoted market price for the Company’s common stock as at December 31, 2014, and the exercise price of the stock options for those options where the exercise price is below the quoted market price. As at December 31, 2014, the Company had 55,000 options (2013 – 75,000; 2012 – 100,000) with an exercise price below the quoted market price resulting in an aggregate intrinsic value of $259 (2013 – $172; 2012 – $151). The Company issues new shares upon the exercise of stock options.

Expense recognized for the year ended December 31, 2014 related to stock options was $nil (2013 – $nil; 2012 – $nil).

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except per share data)

Note 12. Net Income (Loss) Per Share Attributable to Common Shareholders

	Year Ended December 31,
	2014	2013	2012
Net income (loss) attributable to common shareholders
Basic and diluted	$113,154	$(26,375)	$(15,670)

Net income (loss) per share attributable to common shareholders
Basic	$1.82	$(0.47)	$(0.28)

Diluted	$1.81	$(0.47)	$(0.28)

Weighted average number of common shares outstanding:
Basic(1)	62,012,947	55,673,838	55,596,761
Effect of dilutive shares:
PSUs	406,922	-	-
Restricted shares	79,889	-	-
Stock options	15,112	-	-

Diluted	62,514,870	55,673,838	55,596,761

(1) The basic weighted average number of shares excludes 118,000 restricted shares which have been issued, but have not vested as at December 31, 2014 (2013 –158,000 restricted shares; 2012 – 196,500 restricted shares).

The calculation of diluted net income (loss) per share attributable to common shareholders does not assume the exercise of any instruments that would have an anti-dilutive effect on net income (loss) per share. The following table summarizes the instruments excluded from the calculation of net income (loss) per share attributable to common shareholders because they were anti-dilutive.

	Year Ended December 31,
	2014	2013	2012
Stock options	-	75,000	175,000
PSUs	-	791,432	786,129
Restricted shares	-	158,000	196,500

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except per share data)

Note 13. Restructuring Expenses

In July 2013, the Company announced a workforce reduction at the Celgar mill. In connection with implementing this workforce reduction, during the year ended December 31, 2013, the Company recorded restructuring expenses of $5,029 for severance and other personnel expenses, such as termination benefits. As at December 31, 2014, the Company had a liability for these restructuring expenses of $642 (2013 – $2,898) in accounts payable and other.

In November 2013, the Company restructured the management team at the Stendal mill. In connection with this restructuring, during the year ended December 31, 2013, the Company recorded expenses of $1,386 for severance and other personnel expenses, such as termination benefits. As at December 31, 2014, the Company had a liability for these restructuring expenses of $nil (2013 – $1,096) in accounts payable and other.

During the year ended December 31, 2014, the Company did not incur additional expenses related to restructuring.

Note 14. Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) are as follows:

	Year Ended December 31,
	2014	2013
Foreign currency translation adjustments	$(33,268)	$47,756
Unrecognized losses and prior service costs related to defined benefit plans	(19,287)	(16,414)
Unrealized gains on marketable securities	114	128

Accumulated other comprehensive income (loss)	$(52,441)	$31,470

Note 15. Noncontrolling Interest (Deficit)

In September 2014, concurrent with the settlement of the shareholder loans as discussed in Note 7(c) – Debt, the Company paid $444 (€0.35 million) to acquire substantially all of the remaining shares of the noncontrolling interest and other rights in the Stendal mill. Accordingly, the Company has included the noncontrolling interest in its consolidated results subsequent to this transaction. The increase in ownership was accounted for as an equity transaction and as a result, the noncontrolling interest was reduced by $2,949 and retained earnings, which includes legal fees of approximately $200 associated with the transaction, was reduced by $4,770. In addition, the Company reclassified to retained earnings $18,985 of negative paid-in capital concurrent with the buyout of the noncontrolling interest in the Stendal mill.

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except per share data)

Note 16. Business Segment Information

The Company has three operating segments, the individual pulp mills that are aggregated into one reportable business segment, market pulp, due to the similar economic characteristics of the mills. Accordingly, the results presented are those of the one reportable business segment.

The following table presents net sales to external customers by geographic area based on location of the customer:

	Year Ended December 31,
	2014	2013	2012
Pulp revenues
Germany	$346,879	$321,711	$305,790
China	276,848	300,827	295,797
Other European Union countries (1)	250,952	224,988	216,846
Italy	80,730	65,654	55,443
Other Asia	69,711	49,855	42,692
U.S.	39,146	30,404	61,103
Other countries	9,366	2,748	2,099

	1,073,632	996,187	979,770
Energy and chemical revenues
Germany	91,375	79,948	75,781
Canada	10,105	12,250	17,185

	$1,175,112	$1,088,385	$1,072,736

(1)	Not including Germany or Italy; includes new entrant countries to the European Union from their time of admission.

The following table presents total long-lived assets by geographic area based on location of the asset:

	December 31,
	2014	2013
Germany	$711,368	$843,777
Canada	171,782	194,854

	$883,150	$1,038,631

In 2014, one customer at a number of its individual mills accounted for 13% of the Company’s total pulp sales (2013 – two customers at a number of their individual mills accounted for 10% and 11%, respectively, 2012 – one customer at a number of its individual mills accounted for 11%).

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except per share data)

Note 17. Derivative Transactions

The Company is exposed to certain market risks relating to its ongoing business. The Company seeks to manage these risks through internal risk management policies as well as, from time to time, the use of derivatives. The derivatives are measured at fair value with changes in fair value immediately recognized in gain on derivative instruments in the Consolidated Statement of Operations.

Interest Rate Derivative

During 2002, the Company entered into certain variable-to-fixed interest rate swaps in connection with the Stendal mill with respect to an aggregate maximum amount of approximately €612.6 million of the principal amount of the indebtedness under Stendal’s senior €828.0 million project finance facility (the “Prior Stendal Loan Facility”). Under the remaining interest rate swap, the Company pays a fixed rate and receives a floating rate with the interest payments being calculated on a notional amount. Currently, the contract has an aggregate notional amount of €251.8 million at a fixed interest rate of 5.28% and it matures in October 2017.

In November 2014, in connection with the repayment of the Prior Stendal Loan Facility discussed in Note 7(b) – Debt, the Company maintained the interest rate swap and pledged as collateral 67% of the fair value of the interest rate swap up to €8.5 million to the derivative counter party. The calculation to determine the collateral will be performed semi-annually, with the final calculation in October 2017. As at December 31, 2014, €8.5 million ($10,286) has been pledged as collateral to the derivative counterparty. This cash has been accounted for as restricted cash in the Consolidated Balance Sheet.

The interest rate derivative contract is with a multi-national financial institution and the Company does not anticipate non-performance by the counterparty.

Pulp Price Derivatives

In May 2012, the Company entered into a fixed price pulp swap contract with a bank. Under the terms of the contract, 5,000 metric tonnes (“MT”) of pulp per month were fixed at a price of 915 U.S. dollars per MT. The contract matured in December 2012. In November 2012, the Company entered into two additional contracts. Under the terms of the contracts, 3,000 MT of pulp per month were fixed at prices which ranged from 880 U.S. dollars to 890 U.S. dollars per MT. The contracts matured in December 2013.

Credit Risk

The Company’s credit risk is primarily attributable to cash held in bank accounts and receivables. The Company maintains cash balances in foreign financial institutions in excess of insured limits. The Company limits its credit exposure on cash held in bank accounts by periodically investing cash in excess of short-term operating requirements and debt obligations in low risk government bonds, or similar debt instruments. The Company’s credit risk associated with the sale of pulp products is managed through establishing long-term contractual relationships with its customers, setting credit limits, the purchase of credit insurance and for certain customers a letter of credit is received prior to shipping its product. Concentrations of credit risk on the sale of pulp products are with customers and agents based in Germany, China, Italy and the U.S.

The carrying amount of cash and cash equivalents of $53,172, restricted cash of $10,286 and receivables of $141,088 recorded in the Consolidated Balance Sheet, net of any allowances for losses, represents the Company’s maximum exposure to credit risk.

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except per share data)

Note 17. Derivative Transactions (continued)

The following table shows the derivative gains and losses by instrument type as they are recognized in gain on derivative instruments in the Consolidated Statement of Operations:

	Year Ended December 31,
	2014	2013	2012
Interest rate derivative contract	$11,501	$22,476	$2,204
Pulp price derivative contracts	-	(2,767)	2,608

	$11,501	$19,709	$4,812

Note 18. Financial Instruments

The fair value of financial instruments is summarized as follows:

	December 31,
	2014		2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$53,172	$53,172	$147,728	$147,728
Restricted cash	$10,286	$10,286	$-	$-
Marketable securities	$196	$196	$217	$217
Receivables	$141,088	$141,088	$135,893	$135,893
Accounts payable and other - excluding current portion of interest rate derivative liability	$87,393	$87,393	$98,475	$98,475
Debt	$687,513	$695,013	$979,372	$980,982
Interest rate derivative contract – liability	$32,794	$32,794	$51,856	$51,856

The carrying value of cash and cash equivalents, restricted cash and accounts payable and other approximates the fair value due to the immediate or short-term maturity of these financial instruments. The carrying value of receivables approximates the fair value due to their short-term nature and historical collectability. Marketable securities are recorded at fair value based on recent transactions. See the Fair Value Measurement and Disclosure section below for details on how the fair value of the interest rate derivative contract and debt was determined.

Fair Value Measurement and Disclosure

The Company classified its marketable securities within Level 1 of the fair value hierarchy because quoted prices are available in an active market for the exchange-traded equities.

The Company’s interest rate derivative is classified within Level 2 of the fair value hierarchy, as it is valued using internal models that use as their basis readily observable market inputs, such as forward interest rates and yield curves observable at specified intervals. The observable inputs reflect market data obtained from independent sources.

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except per share data)

Note 18. Financial Instruments (continued)

The Company’s debt is recognized at amortized cost. The fair value of debt classified as Level 2 in the fair value hierarchy reflects recent market transactions and discounted cash flow estimates. Discounted cash flow models use observable market inputs taking into consideration variables such as interest rate changes, comparative securities, subordination discount and credit rating changes. The fair value of debt classified as Level 3 in the fair value hierarchy is valued using discounted cash flow models or select comparable transactions, which require significant management estimates. These estimates are developed using available market, historical, and forecast data, including taking into account variables such as recent financing activities, the capital structure, and the lack of marketability of such debt.

The following table presents a summary of the Company’s outstanding financial instruments and their estimated fair values under the fair value hierarchy:

	Fair value measurements at December 31, 2014 using:
Description	Level 1	Level 2	Level 3	Total
Assets
Marketable securities	$196	$-	$-	$196

Liabilities
Interest rate derivative contract	$-	$32,794	$-	$32,794
Debt	-	682,912	12,101	695,013

	$-	$715,706	$12,101	$727,807

	Fair value measurements at December 31, 2013 using:
Description	Level 1	Level 2	Level 3	Total
Assets
Marketable securities	$217	$-	$-	$217

Liabilities
Interest rate derivative contract	$-	$51,856	$-	$51,856
Debt	-	367,405	613,577	980,982

	$-	$419,261	$613,577	$1,032,838

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except per share data)

Note 19. Lease Commitments

Minimum lease payments, primarily for various vehicles, and plant and equipment under capital and non-cancellable operating leases and the present value of net minimum payments at December 31, 2014 is as follows:

	Capital Leases	Operating Leases
2015	$3,088	$1,994
2016	2,908	1,290
2017	2,257	1,194
2018	1,517	1,188
2019	2,603	818
Thereafter	571	-

Total	12,944	$6,484

Less: imputed interest	1,394

Total present value of minimum capitalized payments	11,550
Less: current portion of capital lease obligations	2,987

Long-term capital lease obligations	$8,563

Rent expense under operating leases was $2,978 for the year ended December 31, 2014 (2013 – $3,497; 2012 – $3,866). The current portion of the capital lease obligations is included in accounts payable and other and the long-term portion is included in capital leases and other in the Consolidated Balance Sheet.

Note 20. Commitments and Contingencies

(a)	The Company is involved in legal actions and claims arising in the ordinary course of business. While the outcome of any legal actions and claims cannot be predicted with certainty, it is the opinion of management that the outcome of any such claim which is pending or threatened, either individually or on a combined basis, will not have a material adverse effect on the consolidated financial condition, results of operations or liquidity of the Company.

(b)

In 2012, as a result of a regular tax field audit for the Stendal mill, German public authorities commenced a preliminary investigation into a past and then current managers of the mill relating to whether certain settlement amounts received by the Stendal mill in 2007, 2010 and 2011 from the main contractor under the Engineering, Procurement and Construction Contract for the construction of the Stendal mill should have reduced the assessment base for the original investment subsidies granted to the mill by German authorities. The payments were made by the contractor to the Stendal mill to settle certain warranty, performance and remediation claims that the Stendal mill made against the contractor after completion of mill construction in 2004. The amounts currently under review aggregate approximately €8.7 million ($10,528). Investment subsidies received by the Stendal mill were generally based upon a percentage of the assessment base for subsidies of the mill. If the settlement payments received by the Stendal mill result in a reduction of the assessment base for subsidies under applicable German rules there could be a proportionate reduction in the investment subsidies and the difference could be repayable by the Stendal mill. The Stendal mill believes that it has properly recorded the settlement amounts received from the contractor and that the same do not

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except per share data)

Note 20. Commitments and Contingencies (continued)

reduce the assessment base for subsidies of the mill. While it is not reasonably possible to predict the outcome of the legal action and claim, it is the opinion of management that the outcome will not have a material adverse effect on the consolidated financial condition, results of operations or liquidity of the Company.

(c)	The Company is subject to regulations that require the handling and disposal of asbestos in a prescribed manner if a property undergoes a major renovation or demolition. Otherwise, the Company is not required to remove asbestos from its facilities. Generally asbestos is found on steam and condensate piping systems as well as certain cladding on buildings and in building insulation throughout older facilities. The Company’s obligation for the proper removal and disposal of asbestos products from the Company’s mills is a conditional asset retirement obligation. As a result of the longevity of the Company’s mills, due in part to the maintenance procedures and the fact that the Company does not have plans for major changes that require the removal of asbestos, the timing of the asbestos removal is indeterminate. As a result, the Company is currently unable to reasonably estimate the fair value of its asbestos removal and disposal obligation. The Company will recognize a liability in the period in which sufficient information is available to reasonably estimate its fair value.

(d)	The Company entered into certain minimum or fixed purchase commitments primarily related to the purchase of raw materials that extend beyond 2015, none of which are individually or together material.

SUPPLEMENTARY FINANCIAL INFORMATION

(UNAUDITED)

Selected Quarterly Financial Data

(In thousands of U.S. Dollars, except per share amounts)

	Quarters Ended
	March 31	June 30	September 30	December 31
2014
Revenues	$305,685	$285,192	$301,610	$282,625
Gross profit	39,243	22,021	48,186	52,348
Gain (loss) on settlement of debt	-	-	31,851	(28,494)
Net income (loss) attributable to common shareholders	21,041	571	88,337	3,205
Net income (loss) per share attributable to common shareholders*	$0.37	$0.01	$1.37	$0.05
2013
Revenues	$261,785	$274,700	$269,218	$282,682
Gross profit	12,607	(1,169)	13,304	6,918
Net income (loss) attributable to common shareholders	(561)	(13,015)	(2,966)	(9,833)
Net income (loss) per share attributable to common shareholders*	$(0.01)	$(0.23)	$(0.05)	$(0.18)

*	On a diluted basis

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERCER INTERNATIONAL INC.

Dated: February 13, 2015	By:	/s/ JIMMY S.H. LEE

Jimmy S.H. Lee
Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ JIMMY S.H. LEE Jimmy S.H. Lee Chairman, Chief Executive Officer and Director	Date: February 13, 2015

/s/ DAVID M. GANDOSSI David M. Gandossi Secretary, Executive Vice President, Chief Financial Officer and Principal Accounting Officer	Date: February 13, 2015

/s/ ERIC LAURITZEN Eric Lauritzen Director	Date: February 13, 2015

/s/ WILLIAM D. MCCARTNEY William D. McCartney Director	Date: February 13, 2015

/s/ GRAEME A. WITTS Graeme A. Witts Director	Date: February 13, 2015

/s/ BERNARD PICCHI Bernard Picchi Director	Date: February 13, 2015

/s/ JAMES SHEPHERD James Shepherd Director	Date: February 13, 2015

/s/ KEITH PURCHASE Keith Purchase Director	Date: February 13, 2015

/s/ NANCY ORR Nancy Orr Director	Date: February 13, 2015

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

2.1	Agreement and Plan of Merger among Mercer International Inc., Mercer International Regco Inc. and Mercer Delaware Inc. dated December 14, 2005. Incorporated by reference to the Proxy Statement/Prospectus filed on December 15, 2005.

3.1	Articles of Incorporation of Mercer International Inc., as amended. Incorporated by reference from Form 8-A filed March 2, 2006.

3.2	Bylaws of Mercer International Inc. Incorporated by reference from Form 8-A filed March 2, 2006.

4.1	Indenture dated November 26, 2014 between Mercer International Inc. and Wells Fargo Bank, National Association, as trustee, relating to the 2019 Senior Notes. Incorporated by reference from Form 8-K filed November 28, 2014.

4.2	Indenture dated November 26, 2014 between Mercer International Inc. and Wells Fargo Bank, National Association, as trustee, relating to the 2022 Senior Notes. Incorporated by reference from Form 8-K filed November 28, 2014.

10.1	Revolving Credit Facility Agreement dated November 25, 2014 among Zellstoff Stendal GmbH, UniCredit Bank AG, Credit Suisse AG, London Branch, Royal Bank of Canada and Barclays Bank PLC. Incorporated by reference from Form 8-K filed November 28, 2014.

10.2	Form of Trustee’s Indemnity Agreement between Mercer International Inc. and its Trustees. Incorporated by reference from Form 10-K filed March 31, 2003.

10.3†	Employment Agreement dated for reference August 7, 2003 between Mercer International Inc. and David Gandossi. Incorporated by reference from Form 8-K filed August 11, 2003.

10.4†	Employment Agreement effective as of April 28, 2004 between Mercer International Inc. and Jimmy S.H. Lee. Incorporated by reference from Form 8-K filed April 28, 2004.

10.5†	2004 Stock Incentive Plan. Incorporated by reference from Form S-8 filed June 16, 2004.

10.6†	Mercer International Inc. 2010 Stock Incentive Plan. Incorporated by reference from Appendix A to Mercer International Inc.’s definitive proxy statement on Schedule 14A filed April 24, 2014.

10.7†	Employment Agreement effective September 1, 2005 between Mercer International Inc. and Leonhard Nossol dated August 18, 2005. Incorporated by reference from Form 10-Q filed May 6, 2008.

10.8†	Employment Agreement dated October 2, 2006 between Stendal Pulp Holding GmbH and Wolfram Ridder. Incorporated by reference from Form 8-K filed October 3, 2006.

10.9	Electricity Purchase Agreement effective January 27, 2009 between Zellstoff Celgar Limited Partnership and British Columbia Hydro and Power Authority. Incorporated by reference from Form 10-K filed March 2, 2009. Certain non-public information has been omitted from the appendices to Exhibit 10.9 pursuant to a request for confidential treatment filed with the SEC. Such non-public information was filed with the SEC on a confidential basis. The SEC approved the request for confidential treatment in March 2009.

10.10	Revolving Credit Facility Agreement dated August 19, 2009 among D&Z Holding GmbH, Zellstoff-und Papierfabrik Rosenthal GmbH, D&Z Beteiligungs GmbH and ZPR Logistik GmbH and Bayerische Hypo-und Vereinsbank AG. Incorporated by reference from Form 8-K filed August 24, 2009.

10.11	Extension, Amendment and Confirmation Letter dated October 4, 2012 among Zellstoff- und Papierfabrik Rosenthal GmbH, D&Z Holding GmbH, D&Z Beteiligungs GmbH, ZPR Logistik GmbH, Bayerische Hypo-und Vereinsbank AG and Mercer International Inc. Incorporated by reference from Form 10-Q filed November 2, 2012.

10.12	Second Amended and Restated Credit Agreement dated as of May 2, 2013 among Zellstoff Celgar Limited Partnership, as borrower, and the lenders from time to time parties thereto, as lenders, and Canadian Imperial Bank of Commerce, as agent. Incorporated by reference from Form 8-K filed May 8, 2013.

10.13	First Amending Agreement dated October 21, 2014 between Zellstoff Celgar Limited Partnership, Mercer International Inc., as guarantor, and Canadian Imperial Bank of Commerce. Incorporated by reference from Form 10-Q filed October 31, 2014.

10.14	Registration Rights Agreement dated November 26, 2014 between Mercer International Inc. and Credit Suisse Securities (USA) LLC, related to 2019 Senior Notes. Incorporated by reference from Form 8-K filed on November 28, 2014.

10.15	Registration Rights Agreement dated November 26, 2014 between Mercer International Inc. and Credit Suisse Securities (USA) LLC, related to 2022 Senior Notes. Incorporated by reference from Form 8-K filed on November 28, 2014.

14.1	Code of Business Conduct and Ethics. Incorporated by reference from Mercer International Inc.’s definitive proxy statement on Schedule 14A filed August 11, 2003.

21.1*	List of Subsidiaries of Registrant.

23.1*	Consent of PricewaterhouseCoopers LLP.

31.1*	Section 302 Certificate of Chief Executive Officer.

31.2*	Section 302 Certificate of Chief Financial Officer.

32.1*	Section 906 Certificate of Chief Executive Officer.

32.2*	Section 906 Certificate of Chief Financial Officer.

101*	The following financial statements from the Company’s annual report on Form 10-K for the year ended December 31, 2014, filed with the SEC on February 13, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Changes in Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

*	Filed herewith.
†	Denotes management contract or compensatory plan or arrangement.