Form 10-Q
period 2015-03-31
MERCER INTERNATIONAL INC.
filed 2015-04-30
CIK 1333274

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

The Registrant had 64,463,896 shares of common stock outstanding as at April 29, 2015.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MERCER INTERNATIONAL INC.

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2015

(Unaudited)

FORM 10-Q

QUARTERLY REPORT - PAGE 2

MERCER INTERNATIONAL INC.

INTERIM CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands of U.S. dollars)

	March 31, 2015	December 31, 2014
ASSETS
Current assets
Cash and cash equivalents	$99,843	$53,172
Restricted cash (Note 8)	9,130	10,286
Receivables	135,600	141,088
Inventories (Note 2)	136,484	146,576
Prepaid expenses and other	4,614	6,745
Deferred income tax	17,176	19,968

Total current assets	402,847	377,835

Property, plant and equipment, net	779,211	883,150
Other assets	22,091	22,767
Deferred income tax	29,503	43,055

Total assets	$1,233,652	$1,326,807

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and other (Note 8)	$119,374	$102,225
Pension and other post-retirement benefit obligations (Note 4)	1,076	1,177
Debt (Note 3)	10,741	12,101

Total current liabilities	131,191	115,503

Debt (Note 3)	673,562	675,412
Interest rate derivative liability (Note 8)	16,325	17,962
Pension and other post-retirement benefit obligations (Note 4)	31,849	34,837
Capital leases and other	13,645	15,321
Deferred income tax	25,494	28,892

Total liabilities	892,066	887,927

Shareholders’ equity
Common shares $1 par value; 200,000,000 authorized;
64,464,000 issued and outstanding (2014 - 64,274,000)	388,613	386,338
Paid-in capital	3,194	4,769
Retained earnings	113,848	100,214
Accumulated other comprehensive income (loss) (Note 7)	(164,069)	(52,441)

Total shareholders’ equity	341,586	438,880

Total liabilities and shareholders’ equity	$1,233,652	$1,326,807

Commitments and contingencies (Note 10)
Subsequent event (Note 3(b))

The accompanying notes are an integral part of these interim consolidated financial statements.

FORM 10-Q

QUARTERLY REPORT - PAGE 3

MERCER INTERNATIONAL INC.

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands of U.S. dollars, except per share data)

	Three Months Ended March 31,
	2015	2014
Revenues
Pulp	$234,657	$278,506
Energy and chemicals	22,890	27,179

	257,547	305,685
Costs and expenses
Operating costs	184,948	236,304
Operating depreciation and amortization	17,304	19,702
Selling, general and administrative expenses	11,364	10,436

Operating income	43,931	39,243

Other income (expense)
Interest expense	(13,884)	(17,450)
Foreign exchange loss on intercompany debt	(6,610)	(69)
Gain (loss) on derivative instruments (Note 8)	(524)	3,228
Other income (expense)	(14)	75

Total other income (expense)	(21,032)	(14,216)

Income before income taxes	22,899	25,027
Income tax benefit (provision)
Current	(3,352)	(122)
Deferred	(5,913)	(1,728)

Net income	13,634	23,177
Less: net income attributable to noncontrolling interest	-	(2,136)

Net income attributable to common shareholders	$13,634	$21,041

Net income per share attributable to common shareholders (Note 6)
Basic	$0.21	$0.38
Diluted	$0.21	$0.37

The accompanying notes are an integral part of these interim consolidated financial statements.

FORM 10-Q

QUARTERLY REPORT - PAGE 4

MERCER INTERNATIONAL INC.

INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands of U.S. dollars)

	Three Months Ended March 31,
	2015	2014
Net income	$13,634	$23,177

Other comprehensive income (loss), net of taxes
Foreign currency translation adjustments (net of tax effect of $nil in all periods)	(111,805)	(9,132)
Change in unrecognized losses and prior service costs related to defined benefit plans (net of tax effect of $nil in all periods)	248	-
Change in unrealized gains on marketable securities (net of tax effect of $nil in all periods)	(71)	47

Other comprehensive income (loss), net of taxes	(111,628)	(9,085)

Total comprehensive income (loss)	(97,994)	14,092
Comprehensive income attributable to noncontrolling interest	-	(2,136)

Comprehensive income (loss) attributable to common shareholders	$(97,994)	$11,956

INTERIM CONSOLIDATED STATEMENTS OF RETAINED EARNINGS

(Unaudited)

(In thousands of U.S. dollars)

	Three Months Ended March 31,
	2015	2014
Net income attributable to common shareholders	$13,634	$21,041
Retained earnings, beginning of period	100,214	10,815

Retained earnings, end of period	$113,848	$31,856

The accompanying notes are an integral part of these interim consolidated financial statements.

FORM 10-Q

QUARTERLY REPORT - PAGE 5

MERCER INTERNATIONAL INC.

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands of U.S. dollars)

	Three Months Ended March 31,
	2015	2014
Cash flows from (used in) operating activities
Net income	$13,634	$23,177
Adjustments to reconcile net income to cash flows from operating activities
Unrealized loss (gain) on derivative instruments	524	(3,228)
Depreciation and amortization	17,387	19,787
Deferred income taxes	5,913	1,728
Foreign exchange loss on intercompany debt	6,610	69
Pension and other post-retirement expense	709	820
Stock compensation expense (reversal)	630	(269)
Other	456	583
Defined pension plan and post-retirement benefit plan contributions	(475)	(609)
Changes in working capital
Receivables	(9,621)	(17,332)
Inventories	(4,921)	18,723
Accounts payable and accrued expenses	27,773	22,242
Other	1,226	(6,012)

Net cash from (used in) operating activities	59,845	59,679

Cash flows from (used in) investing activities
Purchase of property, plant and equipment	(7,064)	(6,566)
Purchase of intangible assets	(873)	(1,740)
Other	222	179

Net cash from (used in) investing activities	(7,715)	(8,127)

Cash flows from (used in) financing activities
Repayment of debt	-	(30,541)
Repayment of capital lease obligations	(578)	(660)
Proceeds from sale and lease-back transactions	466	1,047
Proceeds from (repayment of) credit facilities, net	953	-
Proceeds from government grants	-	3,297
Other	(106)	-

Net cash from (used in) financing activities	735	(26,857)

Effect of exchange rate changes on cash and cash equivalents	(6,194)	(314)

Net increase in cash and cash equivalents	46,671	24,381
Cash and cash equivalents, beginning of period	53,172	147,728

Cash and cash equivalents, end of period	$99,843	$172,109

The accompanying notes are an integral part of these interim consolidated financial statements.

FORM 10-Q

QUARTERLY REPORT - PAGE 6

MERCER INTERNATIONAL INC.

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Unaudited)

(In thousands of U.S. dollars)

	Three Months Ended March 31,
	2015	2014
Supplemental disclosure of cash flow information
Cash paid during the period for
Interest	$126	$3,236
Income taxes	$413	$798

Supplemental schedule of non-cash investing and financing activities
Acquisition of production and other equipment under capital lease obligations	$-	$618
Increase (decrease) in accounts payable and accrued purchases for property, plant and equipment	$103	$(4,198)
Increase (decrease) in receivables of government grants for long-term assets	$-	$(2,814)

The accompanying notes are an integral part of these interim consolidated financial statements.

FORM 10-Q

QUARTERLY REPORT - PAGE 7

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except per share data)

Note 1.  The Company and Summary of Significant Accounting Policies

Basis of Presentation

The interim consolidated financial statements contained herein include the accounts of Mercer International Inc. (“Mercer Inc.”) and all of its subsidiaries (collectively the “Company”). The Company’s shares of common stock are quoted and listed for trading on both the NASDAQ Global Market and the Toronto Stock Exchange.

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

Use of Estimates

Preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant management judgment is required in determining the accounting for, among other things, pensions and other post-retirement benefit obligations, deferred income taxes (valuation allowance), depreciation and amortization, future cash flows associated with impairment testing for long-lived assets, intercompany loans of a long-term investment nature, legal liabilities and contingencies. Actual results could differ materially from these estimates, and changes in these estimates are recorded when known.

New Accounting Standards

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-09, Revenue Recognition – Revenue from Contracts with Customers (“ASU 2014-09”) that requires companies to recognize revenue when a customer obtains control rather than when companies have transferred substantially all risks and rewards of a good or service. This update is effective for annual reporting periods beginning on or after December 15, 2017 and interim periods therein and requires expanded disclosures. The Company is currently assessing the impact the adoption of ASU 2014-09 will have on its consolidated financial statements.

FORM 10-Q

QUARTERLY REPORT - PAGE 8

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except per share data)

Note 2.  Inventories

	March 31, 2015	December 31, 2014
Raw materials	$42,295	$52,877
Finished goods	49,120	45,090
Spare parts and other	45,069	48,609

	$136,484	$146,576

Note 3.  Debt

Debt consists of the following:

	March 31, 2015	December 31, 2014
2019 Senior Notes, unsecured (a)	$250,000	$250,000
2022 Senior Notes, unsecured (a)	400,000	400,000
Payment-in-kind note (b)	10,741	12,101
Revolving credit facilities
€75.0 million (c)	20,408	25,412
C$40.0 million (d)	3,154	-
€25.0 million (e)	-	-
€5.0 million (f)	-	-

	684,303	687,513
Less: current portion	(10,741)	(12,101)

Debt, less current portion	$673,562	$675,412

As of March 31, 2015, the maturities of debt are as follows:

Matures	Amount
2015	$10,741
2016	-
2017	-
2018	-
2019	273,562
Thereafter	400,000

$684,303

Certain of the Company’s debt instruments were issued under agreements which, among other things, may limit its ability and the ability of its subsidiaries to make certain payments, including dividends. These limitations are subject to specific exceptions. As at March 31, 2015, the Company is in compliance with the terms of its debt agreements.

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

(b)	A €10.0 million ($10,741) payment-in-kind note due to the former noncontrolling shareholder of the Stendal mill which matures in October 2015. The payment-in-kind note bears no interest for the six month period beginning on October 1, 2014 and 8.00% thereafter and can be settled in cash or shares of the Company’s common stock at the Company’s election.

On April 20, 2015, the Company redeemed the payment-in-kind note for a cash payment of €10.0 million.

(c)	A €75.0 million revolving credit facility at the Stendal mill that matures in October 2019. Borrowings under the facility are collateralized by the mill’s inventory and receivables and bear interest at Euribor plus 3.50%. As at March 31, 2015, €19.0 million ($20,408) of this facility was drawn and was accruing interest at a rate of 3.50%, and approximately €56.0 million ($60,150) was available.

(d)	A C$40.0 million revolving credit facility at the Celgar mill that matures in May 2019. Borrowings under the facility are collateralized by the mill’s inventory and receivables and are restricted by a borrowing base calculated on the mill’s inventory and receivables. Canadian dollar denominated amounts bear interest at bankers acceptance plus 1.50% or Canadian prime. U.S. dollar denominated amounts bear interest at LIBOR plus 1.50% or U.S. base. As at March 31, 2015, approximately C$4.0 million ($3,154) of this facility was drawn, C$1.7 million ($1,339) was supporting letters of credit and approximately C$34.3 million ($27,045) was available.

(e)	A €25.0 million revolving credit facility at the Rosenthal mill that matures in October 2016. Borrowings under the facility are collateralized by the mill’s inventory and receivables and bear interest at Euribor plus 3.50%. As at March 31, 2015, approximately €0.4 million ($430) of this facility was supporting bank guarantees leaving approximately €24.6 million ($26,423) available.

(f)	A €5.0 million revolving credit facility at the Rosenthal mill that matures in December 2015. Borrowings under this facility bear interest at the rate of the three-month Euribor plus 3.50% and are secured by certain land at the Rosenthal mill. As at March 31, 2015 approximately €1.1 million ($1,233) of this facility was supporting bank guarantees leaving approximately €3.9 million ($4,137) available.

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

Pension benefits are based on employees’ earnings and years of service. The Celgar Plans are funded by contributions from the Company based on actuarial estimates and statutory requirements. Pension contributions during the three month period ended March 31, 2015 totaled $475 (2014 – $609).

Effective December 31, 2008, the defined benefit plan was closed to new members. In addition, the defined benefit service accrual ceased on December 31, 2008, and members began to receive pension benefits, at a fixed contractual rate, under a new defined contribution plan effective January 1, 2009. During the three month period ended March 31, 2015, the Company made contributions of $169 (2014 – $215) to this plan.

The components of the net periodic benefit costs relating to the Celgar Plans for the three months ended March 31, 2015 and 2014 were as follows:

	Three Months Ended March 31,
	2015		2014
	Pension Benefits	Post- Retirement Benefits	Pension Benefits	Post- Retirement Benefits
Service cost	$31	$205	$30	$181
Interest cost	448	326	459	311
Expected return on plan assets	(529)	-	(557)	-
Amortization of unrecognized items	226	2	197	(3)

Net periodic benefit cost	$176	$533	$129	$489

Multiemployer Plan

The Company participates in a multiemployer plan for the hourly-paid employees at the Celgar mill. The contributions to the plan are determined based on a percentage of pensionable earnings pursuant to a collective bargaining agreement. The Company has no current or future contribution obligations in excess of the contractual contributions. The contributions during the three month period ended March 31, 2015 totaled $451 (2014 – $507).

Note 5. Stock-Based Compensation

In June 2010, the Company adopted a stock incentive plan (the “2010 Plan”) which provides for options, restricted stock rights, restricted shares, performance shares, performance share units (“PSUs”) and stock appreciation rights to be awarded to employees, consultants and non-employee directors. During the three months ended March 31, 2015, there were no issued and outstanding restricted stock rights, performance shares or stock appreciation rights. As at March 31, 2015, after factoring in all allocated shares, there remain approximately 2.2 million common shares available for grant.

FORM 10-Q

QUARTERLY REPORT - PAGE 11

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except per share data)

Note 5. Stock-Based Compensation (continued)

PSUs

PSUs comprise rights to receive common shares at a future date that are contingent on the Company and the grantee achieving certain performance objectives. The performance objective periods are generally three years.

For the three month period ended March 31, 2015, the Company recognized an expense of $501 related to PSUs (2014 – reversal of $419).

The following table summarizes PSU activity during the period:

Number of PSUs
Outstanding at January 1, 2015	969,544
Granted	401,368
Vested and issued	(160,608)
Forfeited	(24,505)

Outstanding at March 31, 2015	1,185,799

Restricted Shares

Restricted shares generally vest over one year; however, 200,000 restricted shares granted during the year ended December 31, 2011 vest in equal amounts over a five-year period commencing in 2012.

Expense recognized for the three month period ended March 31, 2015 was $129 (2014 – $150). As at March 31, 2015, the total remaining unrecognized compensation cost related to restricted shares amounted to approximately $155 (2014 – $361), which will be amortized over the remaining vesting periods.

The following table summarizes restricted share activity during the period:

Number of Restricted Shares
Outstanding at January 1, 2015	118,000
Vested	(40,000)

Outstanding at March 31, 2015	78,000

Stock Options

During the three month period ended March 31, 2015, 30,000 stock options were exercised (2014 – nil) for proceeds of $219, and 25,000 stock options were cancelled (2014 – nil) in exchange for $149. The Company has no stock options outstanding as at March 31, 2015.

FORM 10-Q

QUARTERLY REPORT - PAGE 12

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except per share data)

Note 6. Net Income Per Share Attributable to Common Shareholders

	Three Months Ended March 31,
	2015	2014
Net income attributable to common shareholders:
Basic and diluted	$13,634	$21,041

Net income per share attributable to common shareholders:
Basic	$0.21	$0.38

Diluted	$0.21	$0.37

Weighted average number of common shares outstanding:
Basic(1)	64,276,452	55,709,482
Effect of dilutive instruments:
PSUs	341,516	544,103
Restricted shares	88,361	70,195
Stock options	-	11,891

Diluted	64,706,329	56,335,671

(1)	For the three month period ended March 31, 2015, the basic weighted average number of shares excludes 78,000 restricted shares which have been issued, but have not vested as at March 31, 2015 (2014 – 118,000 restricted shares).

The calculation of diluted net income per share attributable to common shareholders does not assume the exercise of any instruments that would have an anti-dilutive effect on net income per share. There were no anti-dilutive instruments for the three months ended March 31, 2015 and 2014.

Note 7. Accumulated Other Comprehensive Income (Loss)

Changes in amounts included in accumulated other comprehensive income (loss) by component are as follows:

	Foreign Currency Translation Adjustments	Defined Benefit Pension and Post-Retirement Benefit Items	Unrealized Gains on Marketable Securities	Total
Balance December 31, 2014	$(33,268)	$(19,287)	$114	$(52,441)

Other comprehensive income (loss) before reclassifications	(111,805)	20	(71)	(111,856)
Amounts reclassified from accumulated other comprehensive income (loss)	-	228	-	228

Other comprehensive income (loss), net of taxes	(111,805)	248	(71)	(111,628)

Balance March 31, 2015	$(145,073)	$(19,039)	$43	$(164,069)

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

Interest Rate Derivative

During 2002, the Company entered into certain variable-to-fixed interest rate swaps in connection with the Stendal mill with respect to an aggregate maximum amount of approximately €612.6 million of the principal amount of the indebtedness under the Stendal mill’s senior project finance facility, which was settled in November 2014. Under the remaining interest rate swaps, the Company pays a fixed rate and receives a floating rate with the interest payments being calculated on a notional amount. As at March 31, 2015, the contract has a fair value of €27.6 million ($29,608) of which €12.4 million ($13,283) is classified as current within accounts payable and other and €15.2 million ($16,325) is classified as a long-term liability in the Interim Consolidated Balance Sheet. The contract has an aggregate notional amount of €251.8 million, a fixed interest rate of 5.28% and matures in October 2017.

The Company has pledged as collateral cash in the amount of 67% of the fair value of the interest rate swap up to €8.5 million to the derivative counterparty. The calculation to determine the collateral is performed semi-annually, with the final calculation in October 2017. As at March 31, 2015, the collateral was €8.5 million ($9,130). This cash has been classified as restricted cash in the Interim Consolidated Balance Sheet.

The interest rate derivative is with a bank that is part of a banking syndicate that holds the Stendal €75.0 million revolving credit facility and the Company does not anticipate non-performance by the bank.

Note 9. Financial Instruments

The fair value of financial instruments is summarized as follows:

	March 31, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$99,843	$99,843	$53,172	$53,172
Restricted cash	$9,130	$9,130	$10,286	$10,286
Marketable securities	$126	$126	$196	$196
Receivables	$135,600	$135,600	$141,088	$141,088
Accounts payable and other - excluding current portion of interest rate derivative liability	$106,091	$106,091	$87,393	$87,393
Debt	$684,303	$717,053	$687,513	$695,013
Interest rate derivative – liability	$29,608	$29,608	$32,794	$32,794

The carrying value of cash and cash equivalents, restricted cash and accounts payable and other approximates the fair value due to the immediate or short-term maturity of these financial instruments. The carrying value of receivables approximates the fair value due to their short-term nature and historical collectability. Marketable securities are recorded at fair value based on quoted prices in an active market. See the Fair Value Measurement and Disclosure section below for details on how the fair value of the interest rate derivative and debt was determined.

FORM 10-Q

QUARTERLY REPORT - PAGE 14

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except per share data)

Note 9. Financial Instruments (continued)

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

The following table presents a summary of the Company’s outstanding financial instruments and their estimated fair values under the fair value hierarchy:

	Fair value measurements at March 31, 2015 using:
Description	Level 1	Level 2	Level 3	Total
Assets
Marketable securities	$126	$-	$-	$126

Liabilities
Interest rate derivative	$-	$29,608	$-	$29,608
Debt	-	706,312	10,741	717,053

	$-	$735,920	$10,741	$746,661

	Fair value measurements at December 31, 2014 using:
Description	Level 1	Level 2	Level 3	Total
Assets
Marketable securities	$196	$-	$-	$196

Liabilities
Interest rate derivative	$-	$32,794	$-	$32,794
Debt	-	682,912	12,101	695,013

	$-	$715,706	$12,101	$727,807

Note 10. Commitments and Contingencies

(a)	The Company is involved in legal actions and claims arising in the ordinary course of business. While the outcome of any legal actions and claims cannot be predicted with certainty, it is the opinion of management that the outcome of any such claim which is pending or threatened, either individually or on a combined basis, will not have a material adverse effect on the consolidated financial condition, results of operations or liquidity of the Company.

FORM 10-Q

QUARTERLY REPORT - PAGE 15

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except per share data)

Note 10. Commitments and Contingencies (continued)

(b)	In 2012, as a result of a regular tax field audit for the Stendal mill, German public authorities commenced a preliminary investigation into past managers of the mill relating to whether certain settlement amounts received by the Stendal mill in 2007, 2010 and 2011 from the main contractor under the Engineering, Procurement and Construction Contract for the construction of the Stendal mill should have reduced the assessment base for the original investment subsidies granted to the mill by German authorities. The payments were made by the contractor to the Stendal mill to settle certain warranty, performance and remediation claims that the Stendal mill made against the contractor after completion of mill construction in 2004. The amounts currently under review aggregate approximately €8.3 million ($8,915). Investment subsidies received by the Stendal mill were generally based upon a percentage of the assessment base for subsidies of the mill. If the settlement payments received by the Stendal mill result in a reduction of the assessment base for subsidies under applicable German rules there could be a proportionate reduction in the investment subsidies and the difference could be repayable by the Stendal mill. The Stendal mill believes that it has properly recorded the settlement amounts received from the contractor and that the same do not reduce the assessment base for subsidies of the mill. While it is not reasonably possible to predict the outcome of the legal action and claim, it is the opinion of management that the outcome will not have a material adverse effect on the consolidated financial condition, results of operations or liquidity of the Company.

(c)	The Company is subject to regulations that require the handling and disposal of asbestos in a prescribed manner if a property undergoes a major renovation or demolition. Otherwise, the Company is not required to remove asbestos from its facilities. Generally asbestos is found on steam and condensate piping systems as well as certain cladding on buildings and in building insulation throughout older facilities. The Company’s obligation for the proper removal and disposal of asbestos products from the Company’s mills is a conditional asset retirement obligation. As a result of the longevity of the Company’s mills, due in part to the maintenance procedures and the fact that the Company does not have plans for major changes that require the removal of asbestos, the timing of the asbestos removal is indeterminate. As a result, the Company is currently unable to reasonably estimate the fair value of its asbestos removal and disposal obligation. The Company will recognize a liability in the period in which sufficient information is available to reasonably estimate its fair value.

FORM 10-Q

QUARTERLY REPORT - PAGE 16

NON-GAAP FINANCIAL MEASURES

This quarterly report on Form 10-Q contains “non-GAAP financial measures”, that is, financial measures that either exclude or include amounts that are not excluded or included in the most directly comparable measure calculated and presented in accordance with the generally accepted accounting principles in the United States, referred to as “GAAP”. Specifically, we make use of the non-GAAP measure “Operating EBITDA”.

Operating EBITDA is defined as operating income (loss) plus depreciation and amortization and non-recurring capital asset impairment charges. We use Operating EBITDA as a benchmark measurement of our own operating results and as a benchmark relative to our competitors. We consider it to be a meaningful supplement to operating income as a performance measure primarily because depreciation expense and non-recurring capital asset impairment charges are not actual cash costs, and depreciation expense varies widely from company to company in a manner that we consider largely independent of the underlying cost efficiency of our operating facilities. In addition, we believe Operating EBITDA is commonly used by securities analysts, investors and other interested parties to evaluate our financial performance.

Operating EBITDA does not reflect the impact of a number of items that affect our net income (loss) attributable to common shareholders, including financing costs and the effect of derivative instruments. Operating EBITDA is not a measure of financial performance under GAAP, and should not be considered as an alternative to net income (loss) or income (loss) from operations as a measure of performance, or as an alternative to net cash from operating activities as a measure of liquidity.

Operating EBITDA has significant limitations as an analytical tool, and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are that Operating EBITDA does not reflect: (i) our cash expenditures, or future requirements, for capital expenditures or contractual commitments; (ii) changes in, or cash requirements for, working capital needs; (iii) the significant interest expense, or the cash requirements necessary to service interest or principal payments, on our outstanding debt; (iv) noncontrolling interests in our Stendal northern bleached softwood kraft, or “NBSK”, pulp mill operations prior to our acquisition of 100% of the economic interest of Stendal in September 2014; (v) the impact of realized or marked to market changes in our derivative positions, which can be substantial; and (vi) the impact of impairment charges against our investments or assets. Because of these limitations, Operating EBITDA should only be considered as a supplemental performance measure and should not be considered as a measure of liquidity or cash available to us to invest in the growth of our business. Because all companies do not calculate Operating EBITDA in the same manner, Operating EBITDA as calculated by us may differ from Operating EBITDA or EBITDA as calculated by other companies. We compensate for these limitations by using Operating EBITDA as a supplemental measure of our performance and by relying primarily on our GAAP financial statements.

FORM 10-Q

QUARTERLY REPORT - PAGE 17

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this document: (i) unless the context otherwise requires, references to “we”, “our”, “us”, the “Company” or “Mercer” mean Mercer International Inc. and its subsidiaries; (ii) references to “Mercer Inc.” mean the Company excluding its subsidiaries; (iii) information is provided as of March 31, 2015, unless otherwise stated; (iv) all references to “$” mean U.S. dollars, which is our reporting currency, unless otherwise stated; (v) “€” refers to euros and “C$” refers to Canadian dollars; (vi) “ADMTs” refers to air-dried metric tonnes; and (vii) “MWh” refers to megawatt hours.

Results of Operations

General

We operate three northern bleached softwood kraft, referred to as “NBSK”, pulp mills, being our Rosenthal and Stendal mills located in Germany and our Celgar mill located in Western Canada. We have a consolidated annual production capacity of approximately 1.5 million ADMTs.

The following discussion and analysis of our results of operations and financial condition for the three months ended March 31, 2015 should be read in conjunction with our interim consolidated financial statements and related notes included in this quarterly report, as well as our most recent annual report on Form 10-K for the fiscal year ended December 31, 2014 filed with the Securities and Exchange Commission, referred to as the “SEC”.

Current Market Environment

As our operating costs are primarily incurred in euros and Canadian dollars and our principal product, NBSK pulp, is quoted in U.S. dollars, our business and operating margins materially benefit from the recent strengthening of the U.S. dollar. Such benefit is partially offset by the rapid strengthening of the U.S. dollar putting downward pressure on pulp prices, as a stronger U.S. dollar increases costs to our European and Asian customers. Our energy and chemical sales are made in local currencies and, as a result, our realizations decline in U.S. dollar terms when the U.S. dollar strengthens.

During the current quarter of 2015, the U.S. dollar was 18% and 11% stronger against the euro and Canadian dollar, respectively, compared to the same period of 2014. This in large part contributed to a 20% reduction in our costs and expenses in the first quarter of 2015 from the same quarter of 2014.

In the first quarter of 2015, pulp list prices decreased from the end of 2014 and, at the end of the current quarter, list prices in Europe, North America and China were approximately $860, $980 and $650 per ADMT, respectively.

Currently, the NBSK pulp market is generally balanced with world producer inventories at about 33 days’ supply.

Looking forward, we currently expect increased demand and improved pricing in China in mid-2015, with pricing in Europe remaining essentially flat.

FORM 10-Q

QUARTERLY REPORT - PAGE 18

Summary Financial Highlights

	Three Months Ended March 31,
	2015	2014
	(in thousands, other than per share amounts)
Pulp revenues	$234,657	$278,506
Energy and chemical revenues	$22,890	$27,179
Operating income	$43,931	$39,243
Operating EBITDA(1)	$61,318	$59,030
Foreign exchange loss on intercompany debt	$(6,610)	$(69)
Gain (loss) on derivative instruments	$(524)	$3,228
Income tax provision	$(9,265)	$(1,850)
Net income(2)	$13,634	$21,041
Net income per share(2)
Basic	$0.21	$0.38
Diluted	$0.21	$0.37
Common shares outstanding at period end	64,464	55,854

(1)	The following table provides a reconciliation of net income attributable to common shareholders to operating income and Operating EBITDA for the periods indicated:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Net income attributable to common shareholders	$13,634	$21,041
Net income attributable to noncontrolling interest	-	2,136
Income tax provision	9,265	1,850
Interest expense	13,884	17,450
Foreign exchange loss on intercompany debt	6,610	69
(Gain) loss on derivative instruments	524	(3,228)
Other expense (income)	14	(75)

Operating income	43,931	39,243
Add: Depreciation and amortization	17,387	19,787

Operating EBITDA	$61,318	$59,030

(2)	Attributable to common shareholders.

Selected Production, Sales and Other Data

	Three Months Ended March 31,
	2015	2014
Pulp production (‘000 ADMTs)	362.6	381.8
Annual maintenance downtime (‘000 ADMTs)	19.2	-
Annual maintenance downtime (days)	14	-
Pulp sales (‘000 ADMTs)	349.7	381.4
Average NBSK pulp list prices in Europe ($/ADMT)(1)	887	920
Average NBSK pulp list prices in North America ($/ADMT)(1)	995	1,017
Average NBSK pulp list prices in China ($/ADMT)(1)	663	757
Average pulp sales realizations ($/ADMT)(2)	665	723
Energy production (‘000 MWh)	455.0	466.3
Energy sales (‘000 MWh)	199.2	201.5
Average energy sales realizations ($/MWh)	95	115
Average Spot Currency Exchange Rates
$ / €(3)	1.1246	1.3705
$ / C$(3)	0.8057	0.9065

(1)	Source: RISI pricing report.
(2)	Average realized pulp prices for the periods indicated reflect customer discounts and pulp price movements between the order and shipment dates.
(3)	Average Federal Reserve Bank of New York noon spot rate over the reporting period.

FORM 10-Q

QUARTERLY REPORT - PAGE 19

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

Total revenues for the three months ended March 31, 2015 decreased by approximately 16% to $257.5 million from $305.7 million in the same quarter in 2014, primarily due to lower pulp and energy and chemical revenues.

Pulp revenues in the three months ended March 31, 2015 decreased by approximately 16% to $234.7 million from $278.5 million in the same quarter of 2014, due to lower sales volumes and lower pulp price realizations.

Energy and chemical revenues decreased by approximately 16% to $22.9 million in the first quarter of 2015 from $27.2 million in the same quarter of 2014, primarily due to the impact of a stronger U.S. dollar relative to the euro and Canadian dollar.

Pulp production decreased by approximately 5% to 362,629 ADMTs in the current quarter from 381,785 ADMTs in the same quarter of 2014. In the first quarter of 2015, our Celgar mill had 14 days (approximately 19,200 ADMTs) of annual maintenance downtime. We estimate that such maintenance downtime at our Celgar mill adversely impacted our Operating EBITDA by approximately $18.3 million, comprised of approximately $11.4 million in direct out-of-pocket expenses and the balance in reduced production. Many of our competitors that report their financial results using International Financial Reporting Standards capitalize their direct costs of maintenance shutdowns.

Our Stendal mill’s annual maintenance shutdown is scheduled for ten days in the second quarter of 2015 and an additional two days in the fourth quarter of 2015. Our Rosenthal mill’s annual maintenance shutdown is scheduled for 14 days in the third quarter of 2015.

Pulp sales volumes decreased by approximately 8% to 349,691 ADMTs in the current quarter from 381,355 ADMTs in the same quarter of 2014, primarily due to weaker demand from China. Demand in Europe was steady in the current quarter. List prices for NBSK pulp in both Europe and China trended downwards in the first quarter of 2015, largely due to the strengthening of the U.S. dollar and weaker demand in China. In the first quarter of 2015, list prices in China were also negatively affected by the ramp up of a Russian NBSK pulp mill which aggressively priced its pulp in the Chinese market due to the weakness in the Russian ruble.

Average list prices for NBSK pulp in Europe were approximately $887 per ADMT in the first quarter of 2015, compared to approximately $920 per ADMT in the same quarter of 2014. Average list prices for NBSK pulp in North America and China were approximately $995 per ADMT and $663 per ADMT, respectively, in the first quarter of 2015, compared to approximately $1,017 per ADMT and $757 per ADMT, respectively, in the same quarter of 2014.

Average pulp sales realizations decreased by approximately 8% to $665 per ADMT in the first quarter of 2015 from approximately $723 per ADMT in the same quarter last year, primarily due to lower list prices.

Costs and expenses in the current quarter decreased by approximately 20% to $213.6 million from $266.4 million in the first quarter of 2014, primarily due to the impact of a stronger U.S. dollar on our euro and Canadian dollar denominated expenses and lower sales volumes, partially offset by higher annual maintenance costs.

FORM 10-Q

QUARTERLY REPORT - PAGE 20

In the first quarter of 2015, operating depreciation and amortization decreased by approximately 12% to $17.3 million from $19.7 million in the same quarter of 2014, due to the impact of a stronger U.S. dollar relative to the euro and Canadian dollar.

Selling, general and administrative expenses increased to $11.4 million in the first quarter of 2015 from $10.4 million in the same quarter of 2014.

Transportation costs decreased by approximately 21% to $17.3 million in the current quarter from $21.9 million in the same quarter of 2014 due to the stronger U.S. dollar.

On average, our overall per unit fiber costs in the current quarter decreased by approximately 18% from the same quarter of 2014, primarily as a result of the strengthening of the U.S. dollar versus the euro and the Canadian dollar more than offsetting increases in Celgar’s per unit fiber prices. In the current quarter, in euro terms, fiber prices in Germany were marginally lower than the comparative quarter as a result of a balanced wood market in Germany. In the current quarter, in Canadian dollar terms, fiber prices for our Celgar mill were higher than the comparative quarter due to increased demand for chips from coastal mills in the Celgar mill’s fiber procurement region.

In the first quarter of 2015, our operating income increased by approximately 12% to $43.9 million from $39.2 million in the same quarter of 2014, primarily due to the positive impact of a stronger U.S. dollar relative to the euro and Canadian dollar, partially offset by lower pulp price realizations and costs associated with annual maintenance downtime.

Interest expense in the current quarter decreased to $13.9 million from $17.5 million in the same quarter of 2014.

In the current quarter of 2015, as a result of the strengthening of the U.S. dollar versus the euro, we recorded a non-cash loss on the foreign exchange translation of certain intercompany debt between Mercer Inc. and its wholly-owned subsidiaries which reduced our net income by $6.6 million, or $0.10 per share.

In the current quarter, we recorded a non-cash derivative loss of $0.5 million on the mark to market adjustment of our Stendal mill’s interest rate derivative, compared to a non-cash derivative gain of $3.2 million in the same quarter of 2014.

The noncontrolling shareholder’s interest in the Stendal mill’s net income, which was eliminated in the third quarter of 2014, was $2.1 million in the first quarter of last year.

During the first quarter of 2015, we recorded an income tax expense of $9.3 million, compared to an income tax expense of $1.9 million in the same quarter of 2014 due to higher taxable income for our German mills.

We reported net income attributable to common shareholders of $13.6 million, or $0.21 per basic and diluted share, for the first quarter of 2015, compared to $21.0 million, or $0.38 per basic and $0.37 per diluted share, in the same period of 2014.

FORM 10-Q

QUARTERLY REPORT - PAGE 21

In the first quarter of 2015, Operating EBITDA increased by approximately 4% to $61.3 million from $59.0 million in the same quarter of 2014, primarily as a result of the strengthening of the U.S. dollar versus the euro and Canadian dollar, partially offset by lower pulp price realizations and higher annual maintenance costs.

Liquidity and Capital Resources

The following table is a summary of selected financial information as at the dates indicated:

	March 31, 2015	December 31, 2014
	(in thousands)
Financial Position
Cash and cash equivalents	$99,843	$53,172
Working capital	$271,656	$262,332
Total assets	$1,233,652	$1,326,807
Long-term liabilities	$760,875	$772,424
Total equity	$341,586	$438,880

As at March 31, 2015, our cash and cash equivalents had increased to $99.8 million from $53.2 million at the end of 2014 and our working capital had increased to $271.7 million from $262.3 million at the end of 2014.

As at March 31, 2015, we had approximately $117.8 million available under our revolving credit facilities.

During the current quarter, as a result of the strengthening of the U.S. dollar versus the euro and the Canadian dollar, we recorded a non-cash reduction in the carrying value of our net assets, consisting primarily of our fixed assets, denominated in euros and Canadian dollars. This non-cash reduction of approximately $111.8 million does not affect our net income, Operating EBITDA or cash flows but is reflected in our other comprehensive income (loss) and as a reduction to our total equity.

Sources and Uses of Funds

Our principal sources of funds are cash flows from operations, cash and cash equivalents on hand and our revolving credit facilities. Our principal uses of funds consist of operating expenditures, capital expenditures and interest payments on our outstanding 7.000% Senior Notes due 2019 and 7.750% Senior Notes due 2022.

Debt Covenants

Certain of our long-term obligations contain various financial tests and covenants customary to these types of arrangements. See our annual report on Form 10-K for the year ended December 31, 2014.

As at March 31, 2015, we were in full compliance with all of the covenants of our indebtedness.

FORM 10-Q

QUARTERLY REPORT - PAGE 22

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

Cash provided by operating activities was $59.8 million in the first quarter of 2015 and $59.7 million in the comparative period of 2014. An increase in accounts payable and accrued expenses provided cash of $27.8 million in the first quarter of 2015, compared to $22.2 million in the same quarter of 2014. An increase in inventories, excluding non-cash items, used cash of $4.9 million in the first quarter of 2015, compared to a decrease in inventories providing cash of $18.7 million in the same quarter of 2014. An increase in receivables, excluding non-cash items, used cash of $9.6 million in the first quarter of 2015, compared to $17.3 million in the same period of 2014.

Cash Flows from Investing Activities. Investing activities in the first quarter of 2015 used cash of $7.7 million, compared to $8.1 million in the same period of 2014. In the three months ended March 31, 2015, capital expenditures and costs associated with the implementation of the enterprise resource planning system used cash of $7.9 million, compared to $8.3 million in the same period of 2014.

Cash Flows from Financing Activities. In the first quarter of 2015, financing activities provided cash of $0.7 million, compared to using cash of $26.9 million in the same quarter of 2014. In the first quarter of 2014, principal repayments under our Stendal mill’s prior credit facilities, which were paid out in the fourth quarter of 2014, used cash of $29.8 million and proceeds of government grants provided cash of $3.3 million.

Capital Commitments and Future Liquidity

Based upon the current level of operations and our current expectations for future periods in light of the current economic environment, and in particular, current and expected pulp pricing and foreign exchange rates, we believe that cash flow from operations and available cash, together with available borrowings, will be adequate to meet our liquidity needs in the next 12 months.

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

Off-Balance Sheet Arrangements

At March 31, 2015, we did not have any off-balance sheet arrangements (as defined in Item 303(a)(4)(ii) of Regulation S-K).

FORM 10-Q

QUARTERLY REPORT - PAGE 23

Contractual Obligations and Commitments

There were no material changes outside the ordinary course to any of our material contractual obligations during the three months ended March 31, 2015.

Foreign Currency

As we hold certain assets and liabilities in euros and Canadian dollars and the majority of our expenditures are denominated in euros or Canadian dollars, our consolidated financial results are subject to foreign currency exchange rate fluctuations.

We translate foreign denominated assets and liabilities into U.S. dollars at the rate of exchange on the balance sheet date. Equity accounts are translated using historical exchange rates. Unrealized gains or losses from these translations are recorded in our consolidated statement of comprehensive income (loss) and do not affect our net earnings.

In the first quarter of 2015, as a result of the strengthening of the U.S. dollar versus the euro and Canadian dollar, we recorded a non-cash reduction in the carrying value of our net assets, consisting primarily of our fixed assets, denominated in euros and Canadian dollars. As a result, our accumulated other comprehensive loss increased to $164.1 million.

Based upon the exchange rate at March 31, 2015, the U.S. dollar has strengthened by approximately 22% and 13% in value against the euro and the Canadian dollar, respectively, since March 31, 2014. See “Quantitative and Qualitative Disclosures about Market Risk”.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect both the amount and the timing of the recording of assets, liabilities, revenues, and expenses in the consolidated financial statements and accompanying note disclosures. Our management routinely makes judgments and estimates about the effects of matters that are inherently uncertain. As the number of variables and assumptions affecting the probable future resolution of the uncertainties increases, these judgments become even more subjective and complex.

Our significant accounting policies are disclosed in Note 1 to our annual report on Form 10-K for the fiscal year ended December 31, 2014. While all of the significant accounting policies are important to the consolidated financial statements, some of these policies may be viewed as having a high degree of judgment. On an ongoing basis, using currently available information, management reviews its estimates, including those related to the accounting for, among other things, pensions and other post-retirement benefit obligations, deferred income taxes (valuation allowance), depreciation and amortization, future cash flows associated with impairment testing for long-lived assets, intercompany loans of a long-term investment nature, legal liabilities and contingencies. Actual results could differ materially from these estimates, and changes in these estimates are recorded when known.

We have identified certain accounting policies that are the most important to the portrayal of our current financial condition and results of operations.

FORM 10-Q

QUARTERLY REPORT - PAGE 24

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

FORM 10-Q

QUARTERLY REPORT - PAGE 25

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

FORM 10-Q

QUARTERLY REPORT - PAGE 26

Industry capacity can fluctuate as changing industry conditions can influence producers to idle production capacity or permanently close mills. In addition, to avoid substantial cash costs in idling or closing a mill, some producers will choose to operate at a loss, sometimes even a cash loss, which can prolong weak pricing environments due to oversupply. Oversupply of our products can also result from producers introducing new capacity in response to favorable pricing trends. Certain integrated pulp and paper producers have the ability to discontinue paper production by idling their paper machines and selling their NBSK pulp production on the market if market conditions, prices and trends warrant such actions.

By the end of 2015, the global supply of bleached hardwood kraft pulp is projected to increase by approximately 0.7 million ADMTs, primarily from South America. This increase in bleached hardwood kraft pulp is largely targeted at the growing demand for pulp in developing markets, particularly in China, by producers of tissues, specialty papers and packaging. If such additional bleached hardwood kraft pulp supply is not absorbed by such demand growth, as a result of generally lower prices for bleached hardwood kraft pulp, this supply increase could put downward pressure on NBSK pulp prices.

Demand for pulp has historically been determined primarily by general global macroeconomic conditions and has been closely tied to overall business activity. NBSK pulp prices can fluctuate widely over time. Between 2005 and 2014, European list prices for NBSK pulp have fluctuated between a low of approximately $575 per ADMT in 2009 to a high of $1,030 per ADMT in 2011.

In 2012, pulp prices declined sharply, primarily due to economic uncertainty in Europe and credit tightening in China. Economic uncertainty in Europe and China, respectively, impacted both demand and prices. At the end of 2012, list prices were approximately $810 per ADMT in Europe, $870 per ADMT in North America and $655 per ADMT in China. At the end of 2013, list prices had increased to $905 per ADMT in Europe, $990 per ADMT in North America and $750 per ADMT in China. In 2014, list prices were on average approximately 7% higher than 2013. During the three months ended March 31, 2015, pulp prices decreased from the end of 2014. As at March 31, 2015, list prices for NBSK pulp were approximately $860 per ADMT in Europe, $980 per ADMT in North America and $650 per ADMT in China.

A producer’s actual sales price realizations are list prices net of customer discounts, rebates and other selling concessions. Over the last three years, these have increased as producers compete for customers and sales. Our sales price realizations may also be affected by NBSK price movements between the order and shipment dates.

Accordingly, prices for pulp are driven by many factors outside our control and we have little influence over the timing and extent of price changes, which are often volatile. Prices may fall below our cash production costs, requiring us to either incur short-term losses on product sales or cease production at one or more of our mills. Therefore, our profitability depends on managing our cost structure, particularly our costs for raw materials which represent a significant component of our operating costs and can fluctuate based upon factors beyond our control. If the prices of our products decline, or if prices for our raw materials increase, or both, our results of operations and cash flows could be materially adversely affected.

FORM 10-Q

QUARTERLY REPORT - PAGE 27

Costs

Our production costs are influenced by the availability and cost of raw materials, energy and labor and our plant efficiencies and productivity. Our main raw material is fiber in the form of wood chips and pulp logs. Wood chip and pulp log costs are primarily affected by the supply of, and demand for, lumber and pulp, which are both cyclical, and, to a lesser extent, by increasing demand from renewable energy producers. Higher fiber costs could affect our margins if we are unable to pass along price increases to our pulp customers or purchasers of surplus energy. The state of lumber markets affects both the amount of sawmill residuals, such as chips, produced as a by-product of lumber and the level of timber harvesting, which provides us with pulp logs. Production costs also depend on the total volume of production. Lower operating rates during periods of cyclically low demand result in higher average production costs and lower margins.

Currency

The majority of our sales are in products quoted in U.S. dollars while most of our operating costs and expenses, other than those of the Celgar mill, are incurred in euros. In addition, all of the products sold by the Celgar mill are quoted in U.S. dollars and the Celgar mill’s costs are primarily incurred in Canadian dollars. Our results of operations and financial condition are reported in U.S. dollars. As a result, our expenses are reduced by an increase in the value of the U.S. dollar relative to the euro and to the Canadian dollar. Such a shift in the U.S. dollar relative to the euro and the Canadian dollar improves our operating margins and the cash flow available to fund our operations. Conversely, a weakening of the U.S. dollar to the euro and the Canadian dollar reduces our operating margins and the cash flow available to fund our operations. This could have a material adverse effect on our business, financial condition, results of operations and cash flows.

FORM 10-Q

QUARTERLY REPORT - PAGE 28

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks from changes in interest rates and foreign currency exchange rates, particularly the exchange rates between the U.S. dollar and each of the euro and the Canadian dollar. Changes in these rates may affect our results of operations and financial condition and, consequently, our fair value. We seek to manage these risks through internal risk management policies as well as the periodic use of derivatives. We may use derivatives to reduce or limit our exposure to interest rate and currency risks. We may also use derivatives to reduce or limit our exposure to fluctuations in pulp prices. We use derivatives to reduce our potential losses or to augment our potential gains, depending on our management’s perception of future economic events and developments. These types of derivatives are generally highly speculative in nature. They are also very volatile as they are highly leveraged given that margin requirements are relatively low in proportion to notional amounts.

Many of our strategies, including the use of derivatives, and the types of derivatives selected by us, are based on historical trading patterns and correlations and our management’s expectations of future events. However, these strategies may not be effective in all market environments or against all types of risks. Unexpected market developments may affect our risk management strategies during this time and unanticipated developments could impact our risk management strategies in the future. If any of the variety of instruments and strategies we utilize is not effective, we may incur significant losses.

All of our derivatives are marked to market at the end of each reporting period and all unrealized gains and losses are recognized in earnings for a reporting period. We determine market valuations based primarily upon observable inputs, including applicable yield curves.

During the three months ended March 31, 2015, we recorded a non-cash unrealized loss of approximately $0.5 million on our outstanding interest rate derivative, compared to a non-cash unrealized gain of $3.2 million in the same quarter of 2014.

We are also subject to some energy price risk, primarily for the natural gas and electricity that our operations purchase. Our electricity price risks are mitigated by the ability of all of our mills to produce renewable energy.

For additional information, please refer to Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk included in our annual report on Form 10-K for the fiscal year ended December 31, 2014.

FORM 10-Q

QUARTERLY REPORT - PAGE 29

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, referred to as the “Exchange Act”), as of the end of the period covered by this report. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act.

It should be noted that any system of controls is based in part upon certain assumptions designed to obtain reasonable (and not absolute) assurance as to its effectiveness and there can be no assurance that any design will succeed in achieving its stated goals.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

FORM 10-Q

QUARTERLY REPORT - PAGE 30

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

We are subject to routine litigation incidental to our business, including that which is described in our latest annual report on Form 10-K for the fiscal year ended December 31, 2014. We do not believe that the outcome of such litigation will have a material adverse effect on our business or financial condition.

ITEM 1A. RISK FACTORS

As of March 31, 2015, there have been no material changes to the factors disclosed in Item 1A. Risk Factors in our latest annual report on Form 10-K for the fiscal year ended December 31, 2014.

ITEM 2.    UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.     MINE SAFETY DISCLOSURES

None.

ITEM 5.    OTHER INFORMATION

None.

FORM 10-Q

QUARTERLY REPORT - PAGE 31

ITEM 6.    EXHIBITS

Exhibit No.	Description

10.1	Employment Agreement dated October 20, 2005 between Mercer Pulp Sales GmbH and David Cooper

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1*	Section 906 Certification of Chief Executive Officer

32.2*	Section 906 Certification of Chief Financial Officer

101	The following financial statements from the Company’s Form 10-Q for the fiscal quarter ended March 31, 2015, formatted in XBRL: (i) Interim Consolidated Balance Sheets; (ii) Interim Consolidated Statements of Operations; (iii) Interim Consolidated Statements of Retained Earnings; (iv) Interim Consolidated Statements of Comprehensive Income (Loss); (v) Interim Consolidated Statements of Cash Flows; and (vi) Notes to Interim Consolidated Financial Statements.

*	In accordance with Release No. 33-8212 of the SEC, these Certifications: (i) are “furnished” to the SEC and are not “filed” for the purposes of liability under the Securities Exchange Act of 1934, as amended; and (ii) are not to be subject to automatic incorporation by reference into any of the Company’s registration statements filed under the Securities Act of 1933, as amended, for the purposes of liability thereunder or any offering memorandum, unless the Company specifically incorporates them by reference therein.

FORM 10-Q

QUARTERLY REPORT - PAGE 32

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERCER INTERNATIONAL INC.

By:	/s/ David M. Gandossi

David M. Gandossi
Secretary and Chief Financial Officer

Date: April 30, 2015

FORM 10-Q

QUARTERLY REPORT - PAGE 33