Form 10-Q
period 2015-06-30
MERCER INTERNATIONAL INC.
filed 2015-07-30
CIK 1333274

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐   NO  ☒

The Registrant had 64,501,896 shares of common stock outstanding as at July 29, 2015.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

MERCER INTERNATIONAL INC.

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2015

(Unaudited)

FORM 10-Q

QUARTERLY REPORT - PAGE 2

MERCER INTERNATIONAL INC.

INTERIM CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands of U.S. dollars, except per share data)

		June 30, 2015	December 31, 2014
ASSETS
	Current assets
	Cash and cash equivalents	$90,867	$53,172
	Restricted cash (Note 8)	9,479	10,286
	Receivables	152,767	141,088
	Inventories (Note 2)	141,196	146,576
	Prepaid expenses and other	5,522	6,745
	Deferred income tax	17,536	19,968

	Total current assets	417,367	377,835

	Property, plant and equipment, net	800,244	883,150
	Other assets	21,953	22,767
	Deferred income tax	28,284	43,055

	Total assets	$1,267,848	$1,326,807

	LIABILITIES AND SHAREHOLDERS’ EQUITY
	Current liabilities
	Accounts payable and other (Note 8)	$110,704	$102,225
	Pension and other post-retirement benefit obligations (Note 4)	1,094	1,177
	Debt (Note 3)	-	12,101

	Total current liabilities	111,798	115,503

	Debt (Note 3)	682,879	675,412
	Interest rate derivative liability (Note 8)	11,185	17,962
	Pension and other post-retirement benefit obligations (Note 4)	32,124	34,837
	Capital leases and other	13,235	15,321
	Deferred income tax	26,652	28,892

	Total liabilities	877,873	887,927

	Shareholders’ equity
Common shares	$1 par value; 200,000,000 authorized;
	64,502,000 issued and outstanding (2014 - 64,274,000)	388,897	386,338
	Paid-in capital	3,638	4,769
	Retained earnings	130,260	100,214
	Accumulated other comprehensive income (loss) (Note 7)	(132,820)	(52,441)

	Total shareholders’ equity	389,975	438,880

	Total liabilities and shareholders’ equity	$1,267,848	$1,326,807

	Commitments and contingencies (Note 10)
	Subsequent event (Note 11)

The accompanying notes are an integral part of these interim consolidated financial statements.

FORM 10-Q

QUARTERLY REPORT - PAGE 3

MERCER INTERNATIONAL INC.

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands of U.S. dollars, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues
Pulp	$246,126	$259,482	$480,783	$537,988
Energy and chemicals	20,810	25,710	43,700	52,889

	266,936	285,192	524,483	590,877
Costs and expenses
Operating costs	205,293	230,465	390,241	466,769
Operating depreciation and amortization	16,393	19,768	33,697	39,470
Selling, general and administrative expenses	11,701	12,938	23,065	23,374

Operating income	33,549	22,021	77,480	61,264

Other income (expense)
Interest expense	(13,476)	(17,165)	(27,360)	(34,615)
Foreign exchange gain (loss) on intercompany debt	2,198	(118)	(4,412)	(187)
Gain (loss) on derivative instruments (Note 8)	167	2,549	(357)	5,777
Other income (expense)	(99)	36	(113)	111

Total other income (expense)	(11,210)	(14,698)	(32,242)	(28,914)

Income before income taxes	22,339	7,323	45,238	32,350
Income tax benefit (provision)
Current	(3,149)	(1,405)	(6,501)	(1,527)
Deferred	(2,778)	(3,153)	(8,691)	(4,881)

Net income	16,412	2,765	30,046	25,942
Less: net income attributable to noncontrolling interest	-	(2,194)	-	(4,330)

Net income attributable to common shareholders	$16,412	$571	$30,046	$21,612

Net income per share attributable to common shareholders (Note 6)
Basic	$0.25	$0.01	$0.47	$0.36
Diluted	$0.25	$0.01	$0.46	$0.36

The accompanying notes are an integral part of these interim consolidated financial statements.

FORM 10-Q

QUARTERLY REPORT - PAGE 4

MERCER INTERNATIONAL INC.

INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands of U.S. dollars)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income	$16,412	$2,765	$30,046	$25,942
Other comprehensive income (loss), net of taxes
Foreign currency translation adjustments (net of tax effect of $nil in all periods)	31,045	6,153	(80,760)	(2,979)
Change in unrecognized losses and prior service costs related to defined benefit plans (net of tax effect of $nil in all periods)	211	390	459	390
Change in unrealized gains on marketable securities (net of tax effect of $nil in all periods)	(7)	(36)	(78)	11

Other comprehensive income (loss), net of taxes	31,249	6,507	(80,379)	(2,578)

Total comprehensive income (loss)	47,661	9,272	(50,333)	23,364
Comprehensive income attributable to noncontrolling interest	-	(2,194)	-	(4,330)

Comprehensive income (loss) attributable to common shareholders	$47,661	$7,078	$(50,333)	$19,034

INTERIM CONSOLIDATED STATEMENTS OF RETAINED EARNINGS

(Unaudited)

(In thousands of U.S. dollars)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income attributable to common shareholders	$16,412	$571	$30,046	$21,612
Retained earnings, beginning of period	113,848	31,856	100,214	10,815

Retained earnings, end of period	$130,260	$32,427	$130,260	$32,427

The accompanying notes are an integral part of these interim consolidated financial statements.

FORM 10-Q

QUARTERLY REPORT - PAGE 5

MERCER INTERNATIONAL INC.

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands of U.S. dollars)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Cash flows from (used in) operating activities
Net income	$16,412	$2,765	$30,046	$25,942
Adjustments to reconcile net income to cash flows from operating activities
Unrealized (gain) loss on derivative instruments	(291)	(2,549)	233	(5,777)
Depreciation and amortization	16,483	19,851	33,870	39,638
Deferred income taxes	2,778	3,153	8,691	4,881
Foreign exchange (gain) loss on intercompany debt	(2,198)	118	4,412	187
Pension and other post-retirement expense	385	628	1,094	1,246
Stock compensation expense	728	600	1,358	331
Other	579	929	1,035	1,714
Defined pension plan and post-retirement benefit plan contributions	(438)	(617)	(913)	(1,226)
Changes in working capital
Receivables	(13,061)	14,517	(22,682)	(2,815)
Inventories	(727)	(13,390)	(5,648)	5,333
Accounts payable and accrued expenses	(9,702)	(8,062)	18,071	14,180
Other	(514)	3,338	712	(2,674)

Net cash from (used in) operating activities	10,434	21,281	70,279	80,960

Cash flows from (used in) investing activities
Purchase of property, plant and equipment	(11,707)	(6,151)	(18,771)	(12,717)
Purchase of intangible assets	(1,017)	(715)	(1,890)	(2,455)
Other	75	94	297	273

Net cash from (used in) investing activities	(12,649)	(6,772)	(20,364)	(14,899)

Cash flows from (used in) financing activities
Repayment of debt	(10,763)	-	(10,763)	(30,541)
Proceeds from issuance of shares	-	53,942	-	53,942
Payment of interest rate derivative liability	(7,015)	-	(7,015)	-
Repayment of capital lease obligations	(562)	(532)	(1,140)	(1,192)
Proceeds from sale and lease-back transactions	-	-	466	1,047
Proceeds from (repayment of) revolving credit facilities, net	8,570	-	9,523	-
Proceeds from government grants	159	761	159	4,058
Other	-	-	(106)	-

Net cash from (used in) financing activities	(9,611)	54,171	(8,876)	27,314

Effect of exchange rate changes on cash and cash equivalents	2,850	234	(3,344)	(80)

Net increase (decrease) in cash and cash equivalents	(8,976)	68,914	37,695	93,295
Cash and cash equivalents, beginning of period	99,843	172,109	53,172	147,728

Cash and cash equivalents, end of period	$90,867	$241,023	$90,867	$241,023

The accompanying notes are an integral part of these interim consolidated financial statements.

FORM 10-Q

QUARTERLY REPORT - PAGE 6

MERCER INTERNATIONAL INC.

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Unaudited)

(In thousands of U.S. dollars)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Supplemental disclosure of cash flow information
Cash paid during the period for
Interest	$25,779	$29,653	$25,905	$32,889
Income taxes	$402	$1,020	$815	$1,818

Supplemental schedule of non-cash investing and financing activities
Acquisition of production and other equipment under capital lease obligations	$-	$-	$-	$618
Increase (decrease) in accounts payable and accrued purchases for property, plant and equipment	$(901)	$1,904	$(798)	$(2,294)
Increase (decrease) in receivables of government grants for long-term assets	$-	$(148)	$-	$(2,962)

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

Use of Estimates

Preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant management judgment is required in determining the accounting for, among other things, pension and other post-retirement benefit obligations, deferred income taxes (valuation allowance), depreciation and amortization, future cash flows associated with impairment testing for long-lived assets, intercompany loans of a long-term investment nature, legal liabilities and contingencies. Actual results could differ materially from these estimates, and changes in these estimates are recorded when known.

New Accounting Standards

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-09, Revenue Recognition – Revenue from Contracts with Customers (“ASU 2014-09”) that requires companies to recognize revenue when a customer obtains control rather than when companies have transferred substantially all risks and rewards of a good or service. This update is effective for annual reporting periods beginning on or after December 15, 2016 and interim periods therein and requires expanded disclosures. The Company is currently assessing the impact, if any, the adoption of ASU 2014-09 will have on its consolidated financial statements.

In April 2015, the Financial Accounting Standards Board issued Accounting Standards Update 2015-03, Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”) which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. This standard is effective for financial statements issued for fiscal years beginning after December 15, 2015. The Company is currently assessing the impact the adoption of ASU 2015-03 will have on its consolidated financial statements.

FORM 10-Q

QUARTERLY REPORT - PAGE 8

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except per share data)

Note 2. Inventories

	June 30, 2015	December 31, 2014
Raw materials	$52,724	$52,877
Finished goods	41,844	45,090
Spare parts and other	46,628	48,609

	$141,196	$146,576

Note 3. Debt

Debt consists of the following:

	June 30, 2015	December 31, 2014
2019 Senior Notes, unsecured (a)	$250,000	$250,000
2022 Senior Notes, unsecured (a)	400,000	400,000
Payment-in-kind note (b)	-	12,101
Revolving credit facilities
€75.0 million (c)	25,650	25,412
C$40.0 million (d)	7,229	-
€25.0 million (e)	-	-
€5.0 million (f)	-	-

	682,879	687,513
Less: current portion	-	(12,101)

Debt, less current portion	$682,879	$675,412

As at June 30, 2015, the maturities of debt are as follows:

Matures	Amount

2015	$-
2016	-
2017	-
2018	-
2019	282,879
Thereafter	400,000

$682,879

Certain of the Company’s debt instruments were issued under agreements which, among other things, may limit its ability and the ability of its subsidiaries to make certain payments, including dividends. These limitations are subject to specific exceptions. As at June 30, 2015, the Company is in compliance with the terms of its debt agreements.

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

(b)	A €10.0 million payment-in-kind note due to the former noncontrolling shareholder of the Stendal mill which the Company redeemed on April 20, 2015 for a cash payment of €10.0 million ($10,763).

(c)

A €75.0 million revolving credit facility at the Stendal mill that matures in October 2019. Borrowings under the facility are collateralized by the mill’s inventory and receivables and bear interest at Euribor plus 3.50%. As at June 30, 2015, €23.0 million ($25,650) of this facility was drawn and was accruing interest at a rate of 3.50%, and approximately €52.0 million ($57,990) was available.

(d)

A C$40.0 million revolving credit facility at the Celgar mill that matures in May 2019. Borrowings under the facility are collateralized by the mill’s inventory and receivables and are restricted by a borrowing base calculated on the mill’s inventory and receivables. Canadian dollar denominated amounts bear interest at bankers acceptance plus 1.50% or Canadian prime. U.S. dollar denominated amounts bear interest at LIBOR plus 1.50% or U.S. base. As at June 30, 2015, approximately C$9.0 million ($7,229) of this facility was drawn and was accruing interest at a rate of 2.49%, C$1.7 million ($1,362) was supporting letters of credit and approximately C$29.3 million ($23,476) was available.

(e)

A €25.0 million revolving credit facility at the Rosenthal mill that matures in October 2016. Borrowings under the facility are collateralized by the mill’s inventory and receivables and bear interest at Euribor plus 3.50%. As at June 30, 2015, approximately €0.4 million ($446) of this facility was supporting bank guarantees leaving approximately €24.6 million ($27,434) available.

(f)

A €5.0 million revolving credit facility at the Rosenthal mill that matures in December 2015. Borrowings under this facility bear interest at the rate of the three-month Euribor plus 3.50% and are secured by certain land at the Rosenthal mill. As at June 30, 2015 approximately €1.3 million ($1,395) of this facility was supporting bank guarantees leaving approximately €3.7 million ($4,181) available.

FORM 10-Q

QUARTERLY REPORT - PAGE 10

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except per share data)

Note 4. Pension and Other Post-Retirement Benefit Obligations

Defined Benefit Plans

Included in pension and other post-retirement benefit obligations are amounts related to the Company’s Celgar and Rosenthal mills. The largest component of this obligation is with respect to the Celgar mill which maintains a defined benefit pension plan and post-retirement benefit plans for certain employees (the “Celgar Defined Benefit Plans”).

Pension benefits are based on employees’ earnings and years of service. The Celgar Defined Benefit Plans are funded by contributions from the Company based on actuarial estimates and statutory requirements. Pension contributions during the three and six month periods ended June 30, 2015 totaled $438 and $913, respectively (2014 – $617 and $1,226).

The components of the net periodic benefit costs relating to the Celgar Defined Benefit Plans for the three and six month periods ended June 30, 2015 and 2014 were as follows:

	Three Months Ended June 30,
	2015		2014
	Pension Benefits	Post- Retirement Benefits	Pension Benefits	Post- Retirement Benefits
Service cost	$32	$208	$31	$184
Interest cost	276	172	465	315
Expected return on plan assets	(534)	-	(563)	-
Amortization of unrecognized items	229	2	199	(3)

Net periodic benefit cost	$3	$382	$132	$496

	Six Months Ended June 30,
	2015		2014
	Pension Benefits	Post- Retirement Benefits	Pension Benefits	Post- Retirement Benefits
Service cost	$63	$413	$61	$365
Interest cost	724	498	924	626
Expected return on plan assets	(1,063)	-	(1,120)	-
Amortization of unrecognized items	455	4	396	(6)

Net periodic benefit cost	$179	$915	$261	$985

Defined Contribution Plan

Effective December 31, 2008, the Celgar Defined Benefit Plans were closed to new members. In addition, the defined benefit service accrual ceased on December 31, 2008, and members began to receive pension benefits, at a fixed contractual rate, under a new defined contribution plan effective January 1, 2009. During the three and six month periods ended June 30, 2015, the Company made contributions of $179 and $348, respectively (2014 – $184 and $399), to this plan.

Multiemployer Plan

The Company participates in a multiemployer plan for the hourly-paid employees at the Celgar mill. The contributions to the plan are determined based on a percentage of pensionable earnings pursuant to a collective bargaining agreement. The Company has no current or future contribution obligations in excess of the contractual contributions. Contributions during the three and six month periods ended June 30, 2015 totaled $399 and $850, respectively (2014 – $514 and $1,021).

FORM 10-Q

QUARTERLY REPORT - PAGE 11

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except per share data)

Note 5. Stock-Based Compensation

In June 2010, the Company adopted a stock incentive plan (the “2010 Plan”) which provides for options, restricted stock rights, restricted shares, performance shares, performance share units (“PSUs”) and stock appreciation rights to be awarded to employees, consultants and non-employee directors. During the six months ended June 30, 2015, there were no issued and outstanding restricted stock rights, performance shares or stock appreciation rights. As at June 30, 2015, after factoring in all allocated shares, there remain approximately 2.1 million common shares available for grant.

PSUs

PSUs comprise rights to receive common shares at a future date that are contingent on the Company and the grantee achieving certain performance objectives. The performance objective periods are generally three years.

For the three and six month periods ended June 30, 2015, the Company recognized an expense of $596 and $1,097, respectively, related to PSUs (2014 – $473 and $54).

The following table summarizes PSU activity during the period:

Number of PSUs
Outstanding at January 1, 2015	969,544
Granted	401,368
Vested and issued	(160,608)
Forfeited	(24,505)

Outstanding at June 30, 2015	1,185,799

Restricted Shares

Restricted shares generally vest over one year; however, 200,000 restricted shares granted during the year ended December 31, 2011 vest in equal amounts over a five-year period commencing in 2012.

Expense recognized for the three and six month periods ended June 30, 2015 was $132 and $261, respectively (2014 – $127 and $277). As at June 30, 2015, the total remaining unrecognized compensation cost related to restricted shares amounted to approximately $574 (2014 – $570), which will be amortized over the remaining vesting periods.

The following table summarizes restricted share activity during the period:

Number of Restricted Shares
Outstanding at January 1, 2015	118,000
Granted	38,000
Vested	(78,000)

Outstanding at June 30, 2015	78,000

Stock Options

During the six month period ended June 30, 2015, 30,000 stock options were exercised (2014 – nil) for proceeds of $219, and 25,000 stock options were cancelled (2014 – nil) in exchange for $149. The Company has no stock options outstanding as at June 30, 2015.

FORM 10-Q

QUARTERLY REPORT - PAGE 12

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except per share data)

Note 6. Net Income Per Share Attributable to Common Shareholders

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income attributable to common shareholders:
Basic and diluted	$16,412	$571	$30,046	$21,612

Net income per share attributable to common shareholders:
Basic	$0.25	$0.01	$0.47	$0.36

Diluted	$0.25	$0.01	$0.46	$0.36

Weighted average number of common shares outstanding:
Basic (1)	64,395,918	63,915,377	64,336,515	59,835,098
Effect of dilutive instruments:
PSUs	329,943	353,791	335,729	448,947
Restricted shares	55,111	64,588	71,736	67,391
Stock options	-	8,975	-	10,433

Diluted	64,780,972	64,342,731	64,743,980	60,361,869

(1) For the three and six month periods ended June 30, 2015, the basic weighted average number of shares excludes 78,000 restricted shares which have been issued, but have not vested as at June 30, 2015 (2014 – 118,000 restricted shares).

The calculation of diluted net income per share attributable to common shareholders does not assume the exercise of any instruments that would have an anti-dilutive effect on net income per share. There were no anti-dilutive instruments for the three and six month periods ended June 30, 2015 and 2014.

Note 7. Accumulated Other Comprehensive Income (Loss)

Changes in amounts included in accumulated other comprehensive income (loss) by component are as follows:

	Foreign Currency Translation Adjustments	Defined Benefit Pension and Post-Retirement Benefit Items	Unrealized Gains on Marketable Securities	Total
Balance December 31, 2014	$(33,268)	$(19,287)	$114	$(52,441)

Other comprehensive income (loss) before reclassifications	(80,760)	-	(78)	(80,838)
Amounts reclassified from accumulated other comprehensive income (loss)	-	459	-	459

Other comprehensive income (loss), net of taxes	(80,760)	459	(78)	(80,379)

Balance June 30, 2015	$(114,028)	$(18,828)	$36	$(132,820)

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

Interest Rate Derivative

During 2002, the Company entered into certain variable-to-fixed interest rate swaps in connection with the Stendal mill with respect to an aggregate maximum amount of approximately €612.6 million of the principal amount of the indebtedness under the Stendal mill’s senior project finance facility, which was settled in November 2014. Under the remaining interest rate swaps, the Company pays a fixed rate and receives a floating rate with the derivative payments being calculated on a notional amount. As at June 30, 2015, the contract has a fair value of €20.9 million ($23,343) of which €10.9 million ($12,158) is classified as current within accounts payable and other and €10.0 million ($11,185) is classified as a long-term liability in the Interim Consolidated Balance Sheet. The contract has an aggregate notional amount of €222.7 million, a fixed interest rate of 5.28% and matures in October 2017.

The Company has pledged as collateral cash in the amount of 67% of the fair value of the interest rate swap up to €8.5 million to the derivative counterparty. The calculation to determine the collateral is performed semi-annually, with the final calculation in October 2017. As at June 30, 2015, the collateral was €8.5 million ($9,479). This cash has been classified as restricted cash in the Interim Consolidated Balance Sheet.

The interest rate derivative is with a bank that is part of a banking syndicate that holds the Stendal €75.0 million revolving credit facility and the Company does not anticipate non-performance by the bank.

Note 9. Financial Instruments

The fair value of financial instruments is summarized as follows:

	June 30, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$90,867	$90,867	$53,172	$53,172
Restricted cash	$9,479	$9,479	$10,286	$10,286
Marketable securities	$119	$119	$196	$196
Receivables	$152,767	$152,767	$141,088	$141,088
Accounts payable and other - excluding current portion of interest rate derivative liability	$98,546	$98,546	$87,393	$87,393
Debt	$682,879	$724,129	$687,513	$695,013
Interest rate derivative – liability	$23,343	$23,343	$32,794	$32,794

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

The following table presents a summary of the Company’s outstanding financial instruments and their estimated fair values under the fair value hierarchy:

	Fair value measurements at June 30, 2015 using:
Description	Level 1	Level 2	Level 3	Total
Assets
Marketable securities	$119	$-	$-	$119

Liabilities
Interest rate derivative	$-	$23,343	$-	$23,343
Debt	-	724,129	-	724,129

	$-	$747,472	$-	$747,472

	Fair value measurements at December 31, 2014 using:
Description	Level 1	Level 2	Level 3	Total
Assets
Marketable securities	$196	$-	$-	$196

Liabilities
Interest rate derivative	$-	$32,794	$-	$32,794
Debt	-	682,912	12,101	695,013

	$-	$715,706	$12,101	$727,807

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

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except per share data)

Note 10. Commitments and Contingencies (continued)

(b)

In 2012, as a result of a regular tax field audit for the Stendal mill, German public authorities commenced a preliminary investigation into past managers of the mill relating to whether certain settlement amounts received by the Stendal mill in 2007, 2010 and 2011 from the main contractor under the Engineering, Procurement and Construction Contract for the construction of the Stendal mill should have reduced the assessment base for the original investment subsidies granted to the mill by German authorities. The payments were made by the contractor to the Stendal mill to settle certain warranty, performance and remediation claims that the Stendal mill made against the contractor after completion of mill construction in 2004. The amounts currently under review aggregate approximately €8.3 million ($9,256). Investment subsidies received by the Stendal mill were generally based upon a percentage of the assessment base for subsidies of the mill. If the settlement payments received by the Stendal mill result in a reduction of the assessment base for subsidies under applicable German rules there could be a proportionate reduction in the investment subsidies and the difference could be repayable by the Stendal mill. The Stendal mill believes that it has properly recorded the settlement amounts received from the contractor and that the same do not reduce the assessment base for subsidies of the mill. While it is not reasonably possible to predict the outcome of the legal action and claim, it is the opinion of management that the outcome will not have a material adverse effect on the consolidated financial condition, results of operations or liquidity of the Company.

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

Note 11. Subsequent Event

In July 2015, the Company’s Board of Directors approved a quarterly dividend of $0.115 per share. Payment of the dividend will be made in October 2015 to all shareholders of record on September 28, 2015.

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

In this document: (i) unless the context otherwise requires, references to “we”, “our”, “us”, the “Company” or “Mercer” mean Mercer International Inc. and its subsidiaries; (ii) references to “Mercer Inc.” mean the Company excluding its subsidiaries; (iii) information is provided as of June 30, 2015, unless otherwise stated; (iv) all references to “$” mean U.S. dollars, which is our reporting currency, unless otherwise stated; (v) “€” refers to euros and “C$” refers to Canadian dollars; (vi) “ADMTs” refers to air-dried metric tonnes; and (vii) “MWh” refers to megawatt hours.

Results of Operations

General

We operate three northern bleached softwood kraft, referred to as “NBSK”, pulp mills, being our Rosenthal and Stendal mills located in Germany and our Celgar mill located in Western Canada. We have a consolidated annual production capacity of approximately 1.5 million ADMTs.

The following discussion and analysis of our results of operations and financial condition for the three and six months ended June 30, 2015 should be read in conjunction with our interim consolidated financial statements and related notes included in this quarterly report, as well as our most recent annual report on Form 10-K for the fiscal year ended December 31, 2014 filed with the Securities and Exchange Commission, referred to as the “SEC”.

Current Market Environment

As our operating costs are primarily incurred in euros and Canadian dollars and our principal product, NBSK pulp, is quoted in U.S. dollars, our business and operating margins materially benefit from the recent strengthening of the U.S. dollar. Such benefit is generally partially offset as a strengthening of the U.S. dollar puts downward pressure on pulp prices, since a stronger U.S. dollar increases costs to our European and Asian customers. Our energy and chemical sales are made in local currencies and, as a result, our realizations decline in U.S. dollar terms when the U.S. dollar strengthens.

During the current quarter of 2015, the U.S. dollar was 19% and 11% stronger against the euro and Canadian dollar, respectively, compared to the same quarter of 2014. This in large part contributed to an 11% reduction in our costs and expenses in the second quarter of 2015, compared to the same quarter of 2014.

During the second quarter of 2015, pulp list prices were essentially flat in Europe and North America and increased in China, compared to the end of the prior quarter of 2015. At the end of the current quarter, list prices in Europe, North America and China were approximately $855, $980 and $670 per ADMT, respectively.

Currently, the NBSK pulp market is generally balanced with world producer inventories at about 29 days’ supply.

FORM 10-Q

QUARTERLY REPORT - PAGE 18

Looking forward for the balance of 2015, we currently expect generally stable pricing in Europe and some modest downward pricing pressure in China in the near term and improving prices in the later part of the year.

Summary Financial Highlights

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands, other than per share amounts)
Pulp revenues	$246,126	$259,482	$480,783	$537,988
Energy and chemical revenues	$20,810	$25,710	$43,700	$52,889
Operating income	$33,549	$22,021	$77,480	$61,264
Operating EBITDA(1)	$50,032	$41,872	$111,350	$100,902
Foreign exchange gain (loss) on intercompany debt	$2,198	$(118)	$(4,412)	$(187)
Gain (loss) on derivative instruments	$167	$2,549	$(357)	$5,777
Income tax provision	$(5,927)	$(4,558)	$(15,192)	$(6,408)
Net income(2)	$16,412	$571	$30,046	$21,612
Net income per share(2)
Basic	$0.25	$0.01	$0.47	$0.36
Diluted	$0.25	$0.01	$0.46	$0.36
Common shares outstanding at period end	64,502	64,273	64,502	64,273

(1)	The following table provides a reconciliation of net income attributable to common shareholders to operating income and Operating EBITDA for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Net income attributable to common shareholders	$16,412	$571	$30,046	$21,612
Net income attributable to noncontrolling interest	-	2,194	-	4,330
Income tax provision	5,927	4,558	15,192	6,408
Interest expense	13,476	17,165	27,360	34,615
Foreign exchange (gain) loss on intercompany debt	(2,198)	118	4,412	187
(Gain) loss on derivative instruments	(167)	(2,549)	357	(5,777)
Other expense (income)	99	(36)	113	(111)

Operating income	33,549	22,021	77,480	61,264
Add: Depreciation and amortization	16,483	19,851	33,870	39,638

Operating EBITDA	$50,032	$41,872	$111,350	$100,902

(2)	Attributable to common shareholders.

FORM 10-Q

QUARTERLY REPORT - PAGE 19

Selected Production, Sales and Other Data

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Pulp production (‘000 ADMTs)	358.9	353.8	721.5	735.6
Annual maintenance downtime (‘000 ADMTs)	20.6	17.7	39.8	17.7
Annual maintenance downtime (days)	11	12	25	12
Pulp sales (‘000 ADMTs)	371.4	356.8	721.0	738.1
Average NBSK pulp list prices in Europe ($/ADMT)(1)	855	925	871	923
Average NBSK pulp list prices in North America ($/ADMT)(1)	980	1,030	988	1,023
Average NBSK pulp list prices in China ($/ADMT)(1)	670	730	667	743
Average pulp sales realizations ($/ADMT)(2)	657	720	661	722
Energy production (‘000 MWh)	450.3	446.2	905.4	912.5
Energy sales (‘000 MWh)	196.5	197.1	395.7	398.6
Average energy sales realizations ($/MWh)	89	113	92	114

Average Spot Currency Exchange Rates
$ / €(3)	1.1069	1.3716	1.1155	1.3711
$ / C$(3)	0.8134	0.9169	0.8097	0.9118

(1)	Source: RISI pricing report.
(2)	Average realized pulp prices for the periods indicated reflect customer discounts and pulp price movements between the order and shipment dates.
(3)	Average Federal Reserve Bank of New York noon spot rate over the reporting period.

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

Total revenues for the three months ended June 30, 2015 decreased by approximately 6% to $266.9 million from $285.2 million in the same quarter in 2014, primarily due to lower pulp sales realizations.

Pulp revenues in the three months ended June 30, 2015 decreased by approximately 5% to $246.1 million from $259.5 million in the same quarter of 2014, due to lower sales realizations, partially offset by a higher sales volume.

Energy and chemical revenues decreased by approximately 19% to $20.8 million in the second quarter of 2015 from $25.7 million in the same quarter of 2014, primarily due to the impact of a stronger U.S. dollar relative to the euro and Canadian dollar.

Pulp production increased marginally to 358,861 ADMTs in the current quarter from 353,803 ADMTs in the same quarter of 2014. In the second quarter of 2015, we had 11 days (approximately 20,600 ADMTs) of annual maintenance downtime, which was at our Stendal mill, compared to 12 days in the same quarter of 2014 and 14 days in the prior quarter of 2015. We estimate that such maintenance downtime in the current quarter adversely impacted our Operating EBITDA by approximately $12.4 million, comprised of approximately $8.6 million in direct out-of-pocket expenses and the balance in reduced production. Many of our competitors that report their financial results using International Financial Reporting Standards (“IFRS”) capitalize their direct costs of maintenance shutdowns.

FORM 10-Q

QUARTERLY REPORT - PAGE 20

Our Rosenthal mill’s annual maintenance shutdown is scheduled for 14 days in the third quarter of 2015 and our Stendal mill has an additional two-day maintenance shutdown scheduled for the fourth quarter of 2015.

Pulp sales volumes increased by approximately 4% to 371,350 ADMTs in the current quarter from 356,755 ADMTs in the same quarter of 2014, primarily due to stronger demand from China, partially offset by lower sales to North America and Europe.

In the current quarter of 2015, list prices for NBSK pulp declined from the same quarter of 2014, largely as a result of the strengthening of the U.S. dollar. Average list prices for NBSK pulp in Europe were approximately $855 per ADMT in the second quarter of 2015, compared to approximately $925 per ADMT in the same quarter of 2014. Average list prices for NBSK pulp in North America and China were approximately $980 per ADMT and $670 per ADMT, respectively, in the second quarter of 2015, compared to approximately $1,030 per ADMT and $730 per ADMT, respectively, in the same quarter of 2014.

Average pulp sales realizations decreased by approximately 9% to $657 per ADMT in the second quarter of 2015 from approximately $720 per ADMT in the same quarter last year, primarily due to lower list prices.

Costs and expenses in the current quarter decreased by approximately 11% to $233.4 million from $263.2 million in the second quarter of 2014, primarily due to the impact of a stronger U.S. dollar on our euro and Canadian dollar denominated expenses, partially offset by higher sales volumes. During the current quarter, the U.S. dollar was 19% and 11% stronger against the euro and Canadian dollar, respectively, compared to the same quarter of 2014.

In the second quarter of 2015, operating depreciation and amortization decreased by approximately 17% to $16.4 million from $19.8 million in the same quarter of 2014, due to the impact of a stronger U.S. dollar relative to the euro and Canadian dollar.

Selling, general and administrative expenses decreased to $11.7 million in the second quarter of 2015 from $12.9 million in the same quarter of 2014.

Transportation costs decreased by approximately 10% to $20.1 million in the current quarter from $22.3 million in the same quarter of 2014 due to the stronger U.S. dollar.

On average, our overall per unit fiber costs in the current quarter decreased by approximately 15% from the same quarter of 2014, primarily as a result of the strengthening of the U.S. dollar versus the euro and the Canadian dollar more than offsetting increases in local currency per unit fiber prices. In the current quarter, in euro terms, average fiber prices in Germany were approximately 4% higher than the comparative quarter as a result of lower sawmilling activity in the current quarter. In the current quarter, in Canadian dollar terms, average fiber prices for our Celgar mill were approximately 18% higher than the comparative quarter due to increased demand for chips from coastal mills in the Celgar mill’s fiber procurement region.

In the second quarter of 2015, our operating income increased by approximately 52% to $33.5 million from $22.0 million in the same quarter of 2014, primarily due to the positive impact of a stronger U.S. dollar relative to the euro and Canadian dollar, partially offset by lower pulp sales realizations.

FORM 10-Q

QUARTERLY REPORT - PAGE 21

Interest expense in the current quarter decreased to $13.5 million from $17.2 million in the same quarter of 2014.

In the current quarter, as a result of a slight weakening of the U.S. dollar versus the euro during the quarter, we recorded a non-cash gain on the foreign exchange translation of intercompany debt between Mercer Inc. and its wholly-owned subsidiaries which increased our net income by $2.2 million, or $0.03 per share.

In the current quarter, we recorded a derivative gain of $0.2 million on the mark to market adjustment of our Stendal mill’s interest rate derivative, compared to a non-cash derivative gain of $2.5 million in the same quarter of 2014.

The noncontrolling shareholder’s interest in the Stendal mill’s net income, which was eliminated in the third quarter of 2014, was $2.2 million in the second quarter of last year.

During the second quarter of 2015, we recorded income tax expense of $5.9 million, compared to $4.6 million in the same quarter of 2014, due to higher taxable income for our German mills.

We reported net income attributable to common shareholders of $16.4 million, or $0.25 per basic and diluted share, for the second quarter of 2015, compared to $0.6 million, or $0.01 per basic and diluted share, in the same period of 2014.

In the second quarter of 2015, Operating EBITDA increased by approximately 19% to $50.0 million from $41.9 million in the same quarter of 2014, primarily as a result of a stronger U.S. dollar versus the euro and Canadian dollar which in large part contributed to an 11% reduction in costs and expenses, partially offset by lower pulp sales realizations.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

Total revenues for the six months ended June 30, 2015 decreased by approximately 11% to $524.5 million from $590.9 million in the same period in 2014, primarily due to lower pulp sales realizations.

Pulp revenues in the six months ended June 30, 2015 decreased by approximately 11% to $480.8 million from $538.0 million in the same period of 2014, due to both lower sales realizations and sales volumes.

Energy and chemical revenues decreased by approximately 17% to $43.7 million in the first half of 2015 from $52.9 million in the same period of 2014, primarily due to the impact of a stronger U.S. dollar relative to the euro and Canadian dollar.

Pulp production decreased by approximately 2% to 721,490 ADMTs in the first half of 2015 from 735,588 ADMTs in the same period of 2014. In the first half of 2015, we had an aggregate of 25 days (approximately 39,800 ADMTs) of annual maintenance downtime, comprised of 14 days at our Celgar mill and 11 days at our Stendal mill. In the first half of 2014, we had 12 days of annual maintenance downtime. We estimate that such maintenance downtime in the first half of 2015 adversely impacted our Operating EBITDA by approximately $30.7 million, comprised of approximately $20.0 million in direct out-of-pocket expenses and the balance in reduced production. Many of our competitors that report their financial results using IFRS capitalize their direct costs of maintenance shutdowns.

FORM 10-Q

QUARTERLY REPORT - PAGE 22

Our Rosenthal mill’s annual maintenance shutdown is scheduled for 14 days in the third quarter of 2015 and our Stendal mill has an additional two-day maintenance shutdown scheduled for the fourth quarter of 2015.

Pulp sales volumes decreased by approximately 2% to 721,041 ADMTs in the first half of 2015 from 738,110 ADMTs in the same period of 2014, primarily due to weaker demand from North America, partially offset by higher demand in China and Europe.

Average list prices for NBSK pulp in Europe were approximately $871 per ADMT in the first half of 2015, compared to approximately $923 per ADMT in the same period of 2014. Average list prices for NBSK pulp in North America and China were approximately $988 per ADMT and $667 per ADMT, respectively, in the first half of 2015, compared to approximately $1,023 per ADMT and $743 per ADMT, respectively, in the same period of 2014.

Average pulp sales realizations decreased by approximately 8% to $661 per ADMT in the first half of 2015 from approximately $722 per ADMT in the same period of 2014, primarily due to lower list prices.

Costs and expenses in the first half of 2015 decreased by approximately 16% to $447.0 million from $529.6 million in the same period of 2014, primarily due to the impact of a stronger U.S. dollar on our euro and Canadian dollar denominated expenses and lower sales volumes, partially offset by higher annual maintenance costs. During the first half of 2015, the U.S. dollar was 19% and 11% stronger against the euro and Canadian dollar, respectively, compared to the same period of 2014.

In the first half of 2015, operating depreciation and amortization decreased by approximately 15% to $33.7 million from $39.5 million in the same period of 2014, due to the impact of a stronger U.S. dollar relative to the euro and Canadian dollar.

Selling, general and administrative expenses decreased slightly to $23.1 million in the first half of 2015 from $23.4 million in the same period of 2014.

Transportation costs decreased by approximately 15% to $37.4 million in the first half of 2015 from $44.2 million in the same period of 2014 due to the stronger U.S. dollar.

On average, our overall per unit fiber costs in the first half of 2015 decreased by approximately 17% from the same period of 2014, primarily as a result of the strengthening of the U.S. dollar versus the euro and the Canadian dollar more than offsetting increases in our Celgar mill’s per unit fiber prices. In the first half of 2015, in euro terms, average fiber prices in Germany were marginally lower compared to the first half of 2014 as a result of a balanced wood market. In the first half of 2015, in Canadian dollar terms, average fiber prices for our Celgar mill were approximately 16% higher than the comparative period due to increased demand for chips from coastal mills in the Celgar mill’s fiber procurement region.

In the first half of 2015, our operating income increased by approximately 26% to $77.5 million from $61.3 million in the same period of 2014, primarily due to the positive impact of a stronger U.S. dollar relative to the euro and Canadian dollar on our costs and expenses, partially offset by lower pulp sales realizations and higher costs associated with annual maintenance downtime.

FORM 10-Q

QUARTERLY REPORT - PAGE 23

Interest expense in the first half of 2015 decreased to $27.4 million from $34.6 million in the same period of 2014.

In the first half of 2015, as a result of the strengthening of the U.S. dollar versus the euro, we recorded a non-cash loss on the foreign exchange translation of intercompany debt between Mercer Inc. and its wholly-owned subsidiaries which reduced our net income by $4.4 million, or $0.07 per share.

In the first half of 2015, we recorded a derivative loss of $0.4 million on the mark to market adjustment of our Stendal mill’s interest rate derivative, compared to a non-cash derivative gain of $5.8 million in the same period of 2014.

The noncontrolling shareholder’s interest in the Stendal mill’s net income, which was eliminated in the third quarter of 2014, was $4.3 million in the six months ended June 30, 2014.

During the first half of 2015, we recorded income tax expense of $15.2 million, compared to $6.4 million in the same period of 2014, due to higher taxable income for our German mills.

We reported net income attributable to common shareholders of $30.0 million, or $0.47 per basic and $0.46 per diluted share, for the first half of 2015, compared to $21.6 million, or $0.36 per basic and diluted share, in the same period of 2014.

In the first half of 2015, Operating EBITDA increased by approximately 10% to $111.4 million from $100.9 million in the same period of 2014, primarily as a result of the strengthening of the U.S. dollar versus the euro and Canadian dollar which in large part contributed to a 16% reduction in our costs and expenses, partially offset by lower pulp sales realizations and higher annual maintenance costs.

Liquidity and Capital Resources

The following table is a summary of selected financial information as at the dates indicated:

	June 30, 2015	December 31, 2014
	(in thousands)
Financial Position
Cash and cash equivalents	$90,867	$53,172
Working capital	$305,569	$262,332
Total assets	$1,267,848	$1,326,807
Long-term liabilities	$766,075	$772,424
Total equity	$389,975	$438,880

As at June 30, 2015, our cash and cash equivalents had increased to $90.9 million from $53.2 million at the end of 2014 and our working capital had increased to $305.6 million from $262.3 million at the end of 2014.

FORM 10-Q

QUARTERLY REPORT - PAGE 24

As at June 30, 2015, we had approximately $113.1 million available under our revolving credit facilities.

During the first half of 2015, as a result of the strengthening of the U.S. dollar versus the euro and the Canadian dollar, we recorded a non-cash reduction in the carrying value of our net assets, consisting primarily of our fixed assets, denominated in euros and Canadian dollars. This non-cash reduction of approximately $80.8 million does not affect our net income, Operating EBITDA or cash flows but is reflected in our other comprehensive income (loss) and as a reduction to our total equity.

Sources and Uses of Funds

Our principal sources of funds are cash flows from operations, cash and cash equivalents on hand and our revolving credit facilities. Our principal uses of funds consist of operating expenditures, capital expenditures and interest payments on our outstanding 7.0% Senior Notes due 2019 and 7.75% Senior Notes due 2022.

Debt Covenants

Certain of our long-term obligations contain various financial tests and covenants customary to these types of arrangements. See our annual report on Form 10-K for the year ended December 31, 2014.

As at June 30, 2015, we were in full compliance with all of the covenants of our indebtedness.

Cash Flow Analysis

Cash Flows from Operating Activities. We operate in a cyclical industry and our operating cash flows vary accordingly. Our principal operating cash expenditures are for labor, fiber and chemicals.

Working capital levels fluctuate throughout the year and are affected by maintenance downtime, changing sales patterns, seasonality and the timing of receivables and revenues and the payment of payables and expenses.

Cash provided by operating activities was $70.3 million in the first half of 2015 and $81.0 million in the comparative period of 2014. An increase in accounts payable and accrued expenses provided cash of $18.1 million in the first half of 2015, compared to $14.2 million in the same period of 2014. An increase in inventories, excluding non-cash items, used cash of $5.6 million in the first half of 2015, compared to a decrease in inventories providing cash of $5.3 million in the same period of 2014. An increase in receivables used cash of $22.7 million in the first half of 2015, compared to $2.8 million in the same period of 2014.

Cash Flows from Investing Activities. Investing activities in the first half of 2015 used cash of $20.4 million, compared to $14.9 million in the same period of 2014. In the six months ended June 30, 2015, capital expenditures and costs associated with the implementation of the enterprise resource planning system used cash of $20.7 million, compared to $15.2 million in the same period of 2014.

FORM 10-Q

QUARTERLY REPORT - PAGE 25

Cash Flows from Financing Activities. In the first half of 2015, financing activities used cash of $8.9 million, compared to providing cash of $27.3 million in the same period of 2014. In the first half of 2015, the redemption of the payment-in-kind note issued in respect of the purchase of the minority interest in our Stendal mill in 2014 used cash of $10.8 million and a scheduled payment in respect of our interest rate derivative used cash of $7.0 million. In the first half of 2014, proceeds from our offering of shares of our common stock provided cash of $53.9 million, principal repayments under our Stendal mill’s prior credit facilities, which were paid out in the fourth quarter of 2014, used cash of $29.8 million and proceeds of government grants provided cash of $4.1 million.

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

Off-Balance Sheet Arrangements

At June 30, 2015, we did not have any off-balance sheet arrangements (as defined in Item 303(a)(4)(ii) of Regulation S-K).

Contractual Obligations and Commitments

There were no material changes outside the ordinary course to any of our material contractual obligations during the six months ended June 30, 2015.

We entered into a new two-year collective bargaining agreement with the unionized employees at our Rosenthal mill that was to take effect July 1, 2015 and provides for, among other things, an annual 2.4% increase in pay for such employees.

Foreign Currency

As we hold certain assets and liabilities in euros and Canadian dollars and the majority of our expenditures are denominated in euros or Canadian dollars, our consolidated financial results are subject to foreign currency exchange rate fluctuations.

We translate foreign denominated assets and liabilities into U.S. dollars at the rate of exchange on the balance sheet date. Equity accounts are translated using historical exchange rates. Unrealized gains or losses from these translations are recorded in other comprehensive income (loss) and do not affect our net earnings.

FORM 10-Q

QUARTERLY REPORT - PAGE 26

In the first half of 2015, as a result of the strengthening of the U.S. dollar versus the euro and Canadian dollar, we recorded a non-cash reduction in the carrying value of our net assets, consisting primarily of our fixed assets, denominated in euros and Canadian dollars. As a result, our accumulated other comprehensive loss increased to $132.8 million.

Based upon the exchange rate at June 30, 2015, the U.S. dollar has strengthened by approximately 19% and 14% in value against the euro and the Canadian dollar, respectively, since June 30, 2014. See “Quantitative and Qualitative Disclosures about Market Risk”.

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

Our significant accounting policies are disclosed in Note 1 to our annual report on Form 10-K for the fiscal year ended December 31, 2014. While all of the significant accounting policies are important to the consolidated financial statements, some of these policies may be viewed as having a high degree of judgment. On an ongoing basis, using currently available information, management reviews its estimates, including those related to the accounting for, among other things, pension and other post-retirement benefit obligations, deferred income taxes (valuation allowance), depreciation and amortization, future cash flows associated with impairment testing for long-lived assets, intercompany loans of a long-term investment nature, legal liabilities and contingencies. Actual results could differ materially from these estimates, and changes in these estimates are recorded when known.

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

QUARTERLY REPORT - PAGE 27

Generally, forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “seeks”, “estimates”, or words of similar meaning, or future or conditional verbs, such as “will”, “should”, “could”, or “may”, although not all forward-looking statements contain these identifying words. Forward-looking statements are based on expectations, forecasts and assumptions by our management and involve a number of risks, uncertainties and other factors, many of which are beyond our control, that could cause actual conditions, events or results to differ significantly from those described in the forward-looking statements. These factors include, but are not limited to, the following:

●	the highly cyclical nature of our business;

●	our level of indebtedness could negatively impact our financial condition, results of operations and liquidity;

●	a weakening of the global economy could adversely affect our business and financial results and have a material adverse effect on our liquidity and capital resources;

●	cyclical fluctuations in the price and supply of our raw materials could adversely affect our business;

●	we operate in highly competitive markets;

●	we are exposed to currency exchange rate and interest rate fluctuations;

●	we periodically use derivatives to manage certain risks which has caused significant fluctuations in our operating results;

●	we are subject to extensive environmental regulation and we could have environmental liabilities at our facilities;

●	our business is subject to risks associated with climate change and social and government responses thereto;

●

our new enterprise resource planning system may cost more than expected, be delayed, fail to perform as planned and interrupt operational transactions during and following the implementation, which could adversely affect our operations and results of operations;

●	our operations require substantial capital and we may be unable to maintain adequate capital resources to provide for such requirements;

●	future acquisitions may result in additional risks and uncertainties in our business;

●

changes in credit ratings issued by nationally recognized statistical rating organizations could adversely affect our cost of financing and have an adverse effect on the market price of our securities;

●	we are subject to risks related to our employees;

●	we rely on German federal and state government grants and participate in German and European statutory energy programs;

●	we are dependent on key personnel;

●	we may experience material disruptions to our production (including as a result of, among other things, planned and unplanned maintenance shutdowns);

FORM 10-Q

QUARTERLY REPORT - PAGE 28

●	if our long-lived assets become impaired, we may be required to record non-cash impairment that could have a material impact on our results of operations;

●	we may incur losses as a result of unforeseen or catastrophic events, including the emergence of a pandemic, terrorist attacks or natural disasters;

●	our insurance coverage may not be adequate;

●	we rely on third parties for transportation services;

●	failures or security breaches of our information technology systems could disrupt our operations and negatively impact our business;

●	the price of our common stock may be volatile; and

●	a small number of our shareholders could significantly influence our business.

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

FORM 10-Q

QUARTERLY REPORT - PAGE 29

In 2012, pulp prices declined sharply, primarily due to economic uncertainty in Europe and credit tightening in China. Economic uncertainty in Europe and China, respectively, impacted both demand and prices. At the end of 2012, list prices were approximately $810 per ADMT in Europe, $870 per ADMT in North America and $655 per ADMT in China. At the end of 2013, list prices had increased to $905 per ADMT in Europe, $990 per ADMT in North America and $750 per ADMT in China. In 2014, list prices were on average approximately 7% higher than 2013. During the six months ended June 30, 2015, pulp prices decreased from the end of 2014. As at June 30, 2015, list prices for NBSK pulp were approximately $855 per ADMT in Europe, $980 per ADMT in North America and $670 per ADMT in China.

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

Currency

The majority of our sales are in products quoted in U.S. dollars while most of our operating costs and expenses are in euros, other than those of the Celgar mill, which are primarily incurred in Canadian dollars. Our results of operations and financial condition are reported in U.S. dollars. As a result, our expenses are reduced by an increase in the value of the U.S. dollar relative to the euro and to the Canadian dollar. Such a shift in the U.S. dollar relative to the euro and the Canadian dollar improves our operating margins and the cash flow available to fund our operations. Conversely, a weakening of the U.S. dollar to the euro and the Canadian dollar reduces our operating margins and the cash flow available to fund our operations. This could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

During the six months ended June 30, 2015, we recorded a derivative loss of approximately $0.4 million on our outstanding interest rate derivative, compared to a non-cash derivative gain of $5.8 million in the same period of 2014.

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

As of June 30, 2015, there have been no material changes to the factors disclosed in Item 1A. Risk Factors in our latest annual report on Form 10-K for the fiscal year ended December 31, 2014.

ITEM 2.	UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

None.

FORM 10-Q

QUARTERLY REPORT - PAGE 33

ITEM 6.	EXHIBITS

Exhibit No.	Description

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1*	Section 906 Certification of Chief Executive Officer

32.2*	Section 906 Certification of Chief Financial Officer

101

The following financial statements from the Company’s Form 10-Q for the fiscal period ended June 30, 2015, formatted in XBRL: (i) Interim Consolidated Balance Sheets; (ii) Interim Consolidated Statements of Operations; (iii) Interim Consolidated Statements of Retained Earnings; (iv) Interim Consolidated Statements of Comprehensive Income (Loss); (v) Interim Consolidated Statements of Cash Flows; and (vi) Notes to Interim Consolidated Financial Statements.

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

QUARTERLY REPORT - PAGE 34

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERCER INTERNATIONAL INC.

By:	/s/ David M. Gandossi
David M. Gandossi
Chief Executive Officer and President

Date: July 30, 2015

FORM 10-Q

QUARTERLY REPORT - PAGE 35