Form 10-Q
period 2015-09-30
MERCER INTERNATIONAL INC.
filed 2015-10-29
CIK 1333274

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

The Registrant had 64,501,896 shares of common stock outstanding as at October 28, 2015.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MERCER INTERNATIONAL INC.

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015

(Unaudited)

MERCER INTERNATIONAL INC.

INTERIM CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands of U.S. dollars, except number of shares and per share data)

	September 30,	December 31,
	2015	2014
ASSETS
Current assets
Cash and cash equivalents	$137,288	$53,172
Restricted cash (Note 9)	9,488	10,286
Receivables	139,405	141,088
Inventories (Note 2)	139,829	146,576
Prepaid expenses and other	7,197	6,745
Deferred income tax	19,863	19,968

Total current assets	453,070	377,835

Property, plant and equipment, net	783,773	883,150
Other assets	21,374	22,767
Deferred income tax	14,200	43,055

Total assets	$1,272,417	$1,326,807

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and other (Note 3)	$127,677	$102,225
Dividends payable (Note 6)	7,418	-
Pension and other post-retirement benefit obligations (Note 5)	1,019	1,177
Debt (Note 4)	-	12,101

Total current liabilities	136,114	115,503

Debt (Note 4)	670,092	675,412
Interest rate derivative liability (Note 9)	11,411	17,962
Pension and other post-retirement benefit obligations (Note 5)	29,808	34,837
Capital leases and other	13,347	15,321
Deferred income tax	18,684	28,892

Total liabilities	879,456	887,927

Shareholders’ equity
Common shares $1 par value; 200,000,000 authorized;
64,502,000 issued and outstanding (2014 - 64,274,000)	388,897	386,338
Paid-in capital	4,149	4,769
Retained earnings	146,602	100,214
Accumulated other comprehensive income (loss) (Note 8)	(146,687)	(52,441)

Total shareholders’ equity	392,961	438,880

Total liabilities and shareholders’ equity	$1,272,417	$1,326,807

Commitments and contingencies (Note 11)
Subsequent event (Note 6)

The accompanying notes are an integral part of these interim consolidated financial statements.

FORM 10-Q

QUARTERLY REPORT - PAGE 3

MERCER INTERNATIONAL INC.

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands of U.S. dollars, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenues
Pulp	$249,141	$276,959	$729,924	$814,947
Energy and chemicals	21,752	24,651	65,452	77,540

	270,893	301,610	795,376	892,487
Costs and expenses
Operating costs	197,506	222,831	587,747	689,600
Operating depreciation and amortization	16,890	19,314	50,587	58,784
Selling, general and administrative expenses	12,465	11,279	35,530	34,653

Operating income	44,032	48,186	121,512	109,450

Other income (expense)
Interest expense	(13,275)	(17,456)	(40,635)	(52,071)
Gain on settlement of debt	-	31,851	-	31,851
Foreign exchange loss on intercompany debt	(20)	(3,178)	(4,432)	(3,365)
Gain (loss) on derivative instruments (Note 9)	(342)	3,447	(699)	9,224
Other expense	(56)	(230)	(169)	(119)

Total other income (expense)	(13,693)	14,434	(45,935)	(14,480)

Income before income taxes	30,339	62,620	75,577	94,970
Income tax benefit (provision)
Current	(2,789)	(1,106)	(9,290)	(2,633)
Deferred	(3,790)	30,305	(12,481)	25,424

Net income	23,760	91,819	53,806	117,761
Less: net income attributable to noncontrolling interest	-	(3,482)	-	(7,812)

Net income attributable to common shareholders	$23,760	$88,337	$53,806	$109,949

Net income per share attributable to common shareholders (Note 7)
Basic	$0.37	$1.38	$0.84	$1.79
Diluted	$0.37	$1.37	$0.83	$1.78

Cash dividend declared per common share (Note 6)	$0.115	$-	$0.115	$-

The accompanying notes are an integral part of these interim consolidated financial statements.

FORM 10-Q

QUARTERLY REPORT - PAGE 4

MERCER INTERNATIONAL INC.

INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands of U.S. dollars)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net income	$23,760	$91,819	$53,806	$117,761
Other comprehensive income (loss), net of taxes
Foreign currency translation adjustments (net of tax effect of $nil in all periods)	(14,106)	(41,527)	(94,866)	(44,506)
Change in unrecognized losses and prior service costs related to defined benefit plans (net of tax effect of $nil in all periods)	273	197	732	587
Change in unrealized gains on marketable securities (net of tax effect of $nil in all periods)	(34)	(14)	(112)	(3)

Other comprehensive income (loss), net of taxes	(13,867)	(41,344)	(94,246)	(43,922)

Total comprehensive income (loss)	9,893	50,475	(40,440)	73,839
Comprehensive income attributable to noncontrolling interest	-	(3,482)	-	(7,812)

Comprehensive income (loss) attributable to common shareholders	$9,893	$46,993	$(40,440)	$66,027

INTERIM CONSOLIDATED STATEMENTS OF RETAINED EARNINGS

(Unaudited)

(In thousands of U.S. dollars, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net income attributable to common shareholders	$23,760	$88,337	$53,806	$109,949
Acquisition of noncontrolling interest	-	(23,755)	-	(23,755)
Cash dividends declared ($0.115 per common share)	(7,418)	-	(7,418)	-
Retained earnings, beginning of period	130,260	32,427	100,214	10,815

Retained earnings, end of period	$146,602	$97,009	$146,602	$97,009

The accompanying notes are an integral part of these interim consolidated financial statements.

FORM 10-Q

QUARTERLY REPORT - PAGE 5

MERCER INTERNATIONAL INC.

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands of U.S. dollars)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Cash flows from (used in) operating activities
Net income	$23,760	$91,819	$53,806	$117,761
Adjustments to reconcile net income to cash flows from operating activities
Gain on settlement of debt	-	(31,851)	-	(31,851)
Unrealized (gain) loss on derivative instruments	342	(3,447)	575	(9,224)
Depreciation and amortization	17,086	19,397	50,956	59,035
Deferred income taxes	3,790	(30,305)	12,481	(25,424)
Foreign exchange loss on intercompany debt	20	3,178	4,432	3,365
Defined benefit pension plan and post-retirement benefit plan expense	533	629	1,627	1,875
Stock compensation expense	427	592	1,785	923
Other	767	2,308	1,802	4,022
Defined benefit pension plan and post-retirement benefit plan contributions	(431)	(724)	(1,344)	(1,950)
Changes in working capital
Receivables	10,623	(14,439)	(12,059)	(17,254)
Inventories	(2,054)	(147)	(7,702)	5,186
Accounts payable and accrued expenses	18,522	19	36,593	14,199
Other	(1,695)	(172)	(983)	(2,846)

Net cash from (used in) operating activities	71,690	36,857	141,969	117,817

Cash flows from (used in) investing activities
Purchase of property, plant and equipment	(9,413)	(9,418)	(28,184)	(22,135)
Purchase of intangible assets	(1,005)	(1,135)	(2,895)	(3,590)
Other	27	(418)	324	(145)

Net cash from (used in) investing activities	(10,391)	(10,971)	(30,755)	(25,870)

Cash flows from (used in) financing activities
Repayment of debt	-	(14,683)	(10,763)	(45,224)
Proceeds from issuance of shares	-	(84)	-	53,858
Payment of interest rate derivative liability	-	-	(7,015)	-
Repayment of capital lease obligations	(578)	(580)	(1,718)	(1,772)
Proceeds from sale and lease-back transactions	-	-	466	1,047
Proceeds from (repayment of) revolving credit facilities, net	(12,881)	-	(3,358)	-
Proceeds from government grants	-	2,028	159	6,086
Other	-	(592)	(106)	(592)

Net cash from (used in) financing activities	(13,459)	(13,911)	(22,335)	13,403

Effect of exchange rate changes on cash and cash equivalents	(1,419)	(13,075)	(4,763)	(13,155)

Net increase (decrease) in cash and cash equivalents	46,421	(1,100)	84,116	92,195
Cash and cash equivalents, beginning of period	90,867	241,023	53,172	147,728

Cash and cash equivalents, end of period	$137,288	$239,923	$137,288	$239,923

The accompanying notes are an integral part of these interim consolidated financial statements.

FORM 10-Q

QUARTERLY REPORT - PAGE 6

MERCER INTERNATIONAL INC.

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Unaudited)

(In thousands of U.S. dollars)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Supplemental disclosure of cash flow information
Cash paid during the period for
Interest	$1,138	$2,903	$27,043	$35,792
Income taxes	$412	$498	$1,227	$2,316

Supplemental schedule of non-cash investing and financing activities
Payment-in-kind note issued to acquire noncontrolling interest	$-	$12,101	$-	$12,101
Acquisition of production and other equipment under capital lease obligations	$-	$(7)	$-	$611
Increase (decrease) in accounts payable and accrued purchases for property, plant and equipment	$715	$(1,040)	$(83)	$(3,334)
Increase (decrease) in receivables of government grants for long-term assets	$-	$33	$-	$(2,929)

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

FORM 10-Q

QUARTERLY REPORT - PAGE 8

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except per share data)

Note 2. Inventories

	September 30,	December 31,
	2015	2014
Raw materials	$64,469	$52,877
Finished goods	30,473	45,090
Spare parts and other	44,887	48,609

	$139,829	$146,576

Note 3. Accounts Payable and Other

	September 30,	December 31,
	2015	2014
Trade payables	$29,307	$34,329
Accrued liabilities	61,070	41,368
Interest rate derivative liability, current portion (Note 9)	12,295	14,832
Accrued interest payable	16,243	4,728
Other	8,762	6,968

	$127,677	$102,225

Note 4. Debt

Debt consists of the following:

	September 30,	December 31,
	2015	2014
2019 Senior Notes, unsecured (a)	$250,000	$250,000
2022 Senior Notes, unsecured (a)	400,000	400,000
Payment-in-kind note (b)	-	12,101
Revolving credit facilities
€75.0 million (c)	20,092	25,412
C$40.0 million (d)	-	-
€25.0 million (e)	-	-
€5.0 million (f)	-	-

	670,092	687,513
Less: current portion	-	(12,101)

Debt, less current portion	$670,092	$675,412

As at September 30, 2015, the maturities of debt are as follows:

Matures	Amount
2015	$-
2016	-
2017	-
2018	-
2019	270,092
Thereafter	400,000

$670,092

FORM 10-Q

QUARTERLY REPORT - PAGE 9

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except per share data)

Note 4. Debt (continued)

Certain of the Company’s debt instruments were issued under agreements which, among other things, may limit its ability and the ability of its subsidiaries to make certain payments, including dividends. These limitations are subject to specific exceptions. As at September 30, 2015, the Company is in compliance with the terms of its debt agreements.

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

The Company may redeem all or a part of the Senior Notes, upon not less than 30 days’ or more than 60 days’ notice, at the redemption prices (expressed as percentages of principal amount) discussed below, plus accrued and unpaid interest to (but not including) the applicable redemption date. The 2019 Senior Notes redemption prices are equal to 103.50% for the twelve month period beginning on December 1, 2016, 101.75% for the twelve month period beginning on December 1, 2017, and 100.00% beginning on December 1, 2018 and at any time thereafter. The 2022 Senior Notes redemption prices are equal to 105.813% for the twelve month period beginning on December 1, 2017, 103.875% for the twelve month period beginning on December 1, 2018, 101.938% for the twelve month period beginning on December 1, 2019, and 100.00% beginning on December 1, 2020 and at any time thereafter.

(b)	A €10.0 million payment-in-kind note due to the former noncontrolling shareholder of the Stendal mill which the Company redeemed on April 20, 2015 for a cash payment of €10.0 million ($10,763).

(c)

A €75.0 million revolving credit facility at the Stendal mill that matures in October 2019. Borrowings under the facility are collateralized by the mill’s inventory and receivables and bear interest at Euribor plus 3.50%. As at September 30, 2015, €18.0 million ($20,092) of this facility was drawn and was accruing interest at a rate of 3.50%, and approximately €57.0 million ($63,623) was available.

(d)

A C$40.0 million revolving credit facility at the Celgar mill that matures in May 2019. Borrowings under the facility are collateralized by the mill’s inventory and receivables and are restricted by a borrowing base calculated on the mill’s inventory and receivables. Canadian dollar denominated amounts bear interest at bankers acceptance plus 1.50% or Canadian prime. U.S. dollar denominated amounts bear interest at LIBOR plus 1.50% or U.S. base. As at September 30, 2015, approximately C$1.7 million ($1,268) was supporting letters of credit and approximately C$38.3 million ($28,596) was available.

(e)

A €25.0 million revolving credit facility at the Rosenthal mill that matures in October 2016. Borrowings under the facility are collateralized by the mill’s inventory and receivables and bear interest at Euribor plus 3.50%. As at September 30, 2015, approximately €0.4 million ($446) of this facility was supporting bank guarantees leaving approximately €24.6 million ($27,459) available.

(f)

A €5.0 million revolving credit facility at the Rosenthal mill that matures in December 2015. Borrowings under this facility bear interest at the rate of the three-month Euribor plus 3.50% and are secured by certain land at the Rosenthal mill. As at September 30, 2015 approximately €1.3 million ($1,396) of this facility was supporting bank guarantees leaving approximately €3.7 million ($4,185) available.

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

Pension benefits are based on employees’ earnings and years of service. The Celgar Defined Benefit Plans are funded by contributions from the Company based on actuarial estimates and statutory requirements. Pension contributions during the three and nine month periods ended September 30, 2015 totaled $431 and $1,344, respectively (2014 – $724 and $1,950).

The components of the net periodic benefit costs relating to the Celgar Defined Benefit Plans for the three and nine month periods ended September 30, 2015 and 2014 were as follows:

	Three Months Ended September 30,
	2015		2014
	Pension Benefits	Post- Retirement Benefits	Pension Benefits	Post- Retirement Benefits
Service cost	$29	$194	$31	$183
Interest cost	304	233	466	316
Expected return on plan assets	(500)	-	(564)	-
Amortization of unrecognized items	271	2	200	(3)

Net periodic benefit cost	$104	$429	$133	$496

	Nine Months Ended September 30,
	2015		2014
	Pension Benefits	Post- Retirement Benefits	Pension Benefits	Post- Retirement Benefits

Service cost	$92	$607	$92	$548
Interest cost	1,028	731	1,390	942
Expected return on plan assets	(1,563)	-	(1,684)	-
Amortization of unrecognized items	726	6	596	(9)

Net periodic benefit cost	$283	$1,344	$394	$1,481

Defined Contribution Plan

Effective December 31, 2008, the Celgar Defined Benefit Plans were closed to new members. In addition, the defined benefit service accrual ceased on December 31, 2008, and members began to receive pension benefits, at a fixed contractual rate, under a new defined contribution plan effective January 1, 2009. During the three and nine month periods ended September 30, 2015, the Company made contributions of $173 and $521, respectively (2014 – $157 and $556), to this plan.

Multiemployer Plan

The Company participates in a multiemployer plan for the hourly-paid employees at the Celgar mill. The contributions to the plan are determined based on a percentage of pensionable earnings pursuant to a collective bargaining agreement. The Company has no current or future contribution obligations in excess of the contractual contributions. Contributions during the three and nine month periods ended September 30, 2015 totaled $399 and $1,249, respectively (2014 – $392 and $1,413).

FORM 10-Q

QUARTERLY REPORT - PAGE 11

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except per share data)

Note 6. Shareholders’ Equity

Dividends

In July 2015, the Company’s Board of Directors declared a quarterly dividend of $0.115 per common share. This dividend was paid on October 5, 2015 to all shareholders of record on September 28, 2015.

In October 2015, the Company’s Board of Directors declared a quarterly dividend of $0.115 per common share. Payment of the dividend will be made on January 5, 2016 to all shareholders of record on December 28, 2015. Future dividends are subject to approval by the Board of Directors and may be adjusted as business and industry conditions warrant.

Stock Based Compensation

In June 2010, the Company adopted a stock incentive plan (the “2010 Plan”) which provides for options, restricted stock rights, restricted shares, performance shares, performance share units (“PSUs”) and stock appreciation rights to be awarded to employees, consultants and non-employee directors. During the nine months ended September 30, 2015, there were no issued and outstanding restricted stock rights, performance shares or stock appreciation rights. As at September 30, 2015, after factoring in all allocated shares, there remain approximately 2.1 million common shares available for grant.

PSUs

PSUs comprise rights to receive common shares at a future date that are contingent on the Company and the grantee achieving certain performance objectives. The performance objective periods are generally three years.

For the three and nine month periods ended September 30, 2015, the Company recognized an expense of $262 and $1,359, respectively, related to PSUs (2014 – $449 and $503).

The following table summarizes PSU activity during the period:

Number of PSUs
Outstanding at January 1, 2015	969,544
Granted	401,368
Vested and issued	(160,608)
Forfeited	(24,505)

Outstanding at September 30, 2015	1,185,799

Restricted Shares

Restricted shares generally vest over one year; however, 200,000 restricted shares granted during the year ended December 31, 2011 vest in equal amounts over a five-year period commencing in 2012.

Expense recognized for the three and nine month periods ended September 30, 2015 was $165 and $426 respectively (2014 – $143 and $420). As at September 30, 2015, the total remaining unrecognized compensation cost related to restricted shares amounted to approximately $409 (2014 – $427), which will be amortized over the remaining vesting periods.

The following table summarizes restricted share activity during the period:

Number of
Restricted Shares
Outstanding at January 1, 2015	118,000
Granted	38,000
Vested	(78,000)

Outstanding at September 30, 2015	78,000

FORM 10-Q

QUARTERLY REPORT - PAGE 12

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except per share data)

Note 6. Shareholders’ Equity (continued)

Stock Options

During the nine month period ended September 30, 2015, 30,000 stock options were exercised (2014 – nil) for proceeds of $219, and 25,000 stock options were cancelled (2014 – nil) in exchange for $149. The Company has no stock options outstanding as at September 30, 2015.

Note 7. Net Income Per Share Attributable to Common Shareholders

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net income attributable to common shareholders:
Basic and diluted	$23,760	$88,337	$53,806	$109,949

Net income per share attributable to common shareholders:
Basic	$0.37	$1.38	$0.84	$1.79

Diluted	$0.37	$1.37	$0.83	$1.78

Weighted average number of common shares outstanding:
Basic (1)	64,423,896	64,155,288	64,365,962	61,290,986
Effect of dilutive instruments:
PSUs	330,353	325,802	333,937	407,898
Restricted shares	36,260	69,432	59,911	76,960
Stock options	-	18,967	5,136	13,278

Diluted	64,790,509	64,569,489	64,764,946	61,789,122

(1) For the three and nine month periods ended September 30, 2015, the basic weighted average number of shares excludes 78,000 restricted shares which have been issued, but have not vested as at September 30, 2015 (2014 – 118,000 restricted shares).

The calculation of diluted net income per share attributable to common shareholders does not assume the exercise of any instruments that would have an anti-dilutive effect on net income per share. There were no anti-dilutive instruments for the three and nine month periods ended September 30, 2015 and 2014.

Note 8. Accumulated Other Comprehensive Income (Loss)

Changes in amounts included in accumulated other comprehensive income (loss) by component are as follows:

	Foreign	Defined Benefit	Unrealized
	Currency	Pension and	Gains on
	Translation	Post-Retirement	Marketable
	Adjustments	Benefit Items	Securities	Total
Balance December 31, 2014	$(33,268)	$(19,287)	$114	$(52,441)

Other comprehensive income (loss) before reclassifications	(94,866)	-	(112)	(94,978)
Amounts reclassified from accumulated othercomprehensive income (loss)	-	732	-	732

Other comprehensive income (loss), net of taxes	(94,866)	732	(112)	(94,246)

Balance September 30, 2015	$(128,134)	$(18,555)	$2	$(146,687)

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

Interest Rate Derivative

During 2002, the Company entered into certain variable-to-fixed interest rate swaps in connection with the Stendal mill with respect to an aggregate maximum amount of approximately €612.6 million of the principal amount of the indebtedness under the Stendal mill’s senior project finance facility, which was settled in November 2014. Under the remaining interest rate swaps, the Company pays a fixed rate and receives a floating rate with the derivative payments being calculated on a notional amount. As at September 30, 2015, the contract has a fair value of €21.2 million ($23,706) of which €11.0 million ($12,295) is classified as current within accounts payable and other and €10.2 million ($11,411) is classified as a long-term liability in the Interim Consolidated Balance Sheet. The contract has an aggregate notional amount of €222.7 million, a fixed interest rate of 5.28% and matures in October 2017.

The Company has pledged as collateral cash in the amount of 67% of the fair value of the interest rate swap up to €8.5 million to the derivative counterparty. The calculation to determine the collateral is performed semi-annually, with the final calculation in October 2017. As at September 30, 2015, the collateral was €8.5 million ($9,488). This cash has been classified as restricted cash in the Interim Consolidated Balance Sheet.

The interest rate derivative is with a bank that is part of a banking syndicate that holds the Stendal €75.0 million revolving credit facility and the Company does not anticipate non-performance by the bank.

Note 10. Financial Instruments

The fair value of financial instruments is summarized as follows:

	September 30, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$137,288	$137,288	$53,172	$53,172
Restricted cash	$9,488	$9,488	$10,286	$10,286
Marketable securities	$84	$84	$196	$196
Interest rate derivative liability	$23,706	$23,706	$32,794	$32,794
Debt	$670,092	$676,592	$687,513	$695,013

The carrying value of cash and cash equivalents and restricted cash approximates the fair value due to the immediate or short-term maturity of these financial instruments. Marketable securities are recorded at fair value based on quoted prices in an active market. See the Fair Value Measurement and Disclosure section below for details on how the fair value of the interest rate derivative and debt was determined.

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

(Unaudited)

(In thousands of U.S. dollars, except per share data)

Note 10. Financial Instruments (continued)

The following table presents a summary of the Company’s outstanding financial instruments and their estimated fair values under the fair value hierarchy:

	Fair value measurements at September 30, 2015 using:
Description	Level 1	Level 2	Level 3	Total
Assets
Marketable securities	$84	$-	$-	$84

Liabilities
Interest rate derivative	$-	$23,706	$-	$23,706
Debt
Senior Notes	-	656,500	-	656,500
Revolving credit facilities	-	20,092	-	20,092

	$-	$700,298	$-	$700,298

	Fair value measurements at December 31, 2014 using:
Description	Level 1	Level 2	Level 3	Total
Assets
Marketable securities	$196	$-	$-	$196

Liabilities
Interest rate derivative	$-	$32,794	$-	$32,794
Debt
Senior Notes	-	657,500	-	657,500
Revolving credit facilities	-	25,412	-	25,412
Payment-in-kind note	-	-	12,101	12,101

	$-	$715,706	$12,101	$727,807

Note 11. Commitments and Contingencies

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

(b)

In 2012, as a result of a regular tax field audit for the Stendal mill, German public authorities commenced a preliminary investigation into past managers of the mill relating to whether certain settlement amounts received by the Stendal mill in 2007, 2010 and 2011 from the main contractor under the Engineering, Procurement and Construction Contract for the construction of the Stendal mill should have reduced the assessment base for the original investment subsidies granted to the mill by German authorities. The payments were made by the contractor to the Stendal mill to settle certain warranty, performance and remediation claims that the Stendal mill made against the contractor after completion of mill construction in 2004. The amounts currently under review aggregate approximately €8.3 million ($9,264). Investment subsidies received by the Stendal mill were generally based upon a percentage of the assessment base for subsidies of the mill. If the settlement payments received by the Stendal mill result in a reduction of the assessment base for subsidies under applicable German rules there could be a proportionate reduction in the investment subsidies and the difference could be repayable by the Stendal mill. The Stendal mill believes that it has properly recorded the settlement amounts received from the contractor and that the same do not reduce the assessment base for subsidies of the mill. While it is not reasonably possible to predict the outcome of the legal action and claim, it is the opinion of management that the outcome will not have a material adverse effect on the consolidated financial condition, results of operations or liquidity of the Company.

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

In this document: (i) unless the context otherwise requires, references to “we”, “our”, “us”, the “Company” or “Mercer” mean Mercer International Inc. and its subsidiaries; (ii) references to “Mercer Inc.” mean the Company excluding its subsidiaries; (iii) information is provided as of September 30, 2015, unless otherwise stated; (iv) all references to “$” mean U.S. dollars, which is our reporting currency, “€” refers to euros and “C$” refers to Canadian dollars; (v) “ADMTs” refers to air-dried metric tonnes; and (vi) “MWh” refers to megawatt hours.

Results of Operations

General

We operate three northern bleached softwood kraft, referred to as “NBSK”, pulp mills, being our Rosenthal and Stendal mills located in Germany and our Celgar mill located in Western Canada. We have a consolidated annual production capacity of approximately 1.5 million ADMTs.

The following discussion and analysis of our results of operations and financial condition for the three and nine months ended September 30, 2015 should be read in conjunction with our interim consolidated financial statements and related notes included in this quarterly report, as well as our most recent annual report on Form 10-K for the fiscal year ended December 31, 2014 filed with the Securities and Exchange Commission, referred to as the “SEC”.

Current Market Environment

As our operating costs are primarily incurred in euros and Canadian dollars and our principal product, NBSK pulp, is quoted in U.S. dollars, our business and operating margins have benefited from the strengthening of the U.S. dollar. Such benefit is generally partially offset as a strengthening of the U.S. dollar puts downward pressure on pulp prices, since a stronger U.S. dollar increases costs to our European and Asian customers. Our energy and chemical sales are made in local currencies and, as a result, our realizations decline in U.S. dollar terms when the U.S. dollar strengthens.

During the current quarter of 2015, the U.S. dollar was 16% and 17% stronger against the euro and Canadian dollar, respectively, compared to the same quarter of 2014. This in large part contributed to a 10% reduction in our costs and expenses in the third quarter of 2015, compared to the same quarter of 2014.

During the third quarter of 2015, pulp list prices decreased by approximately 5% in China and marginally in each of Europe and North America, compared to the end of the prior quarter of 2015. At the end of the current quarter, list prices in Europe, North America and China were approximately $840, $960 and $635 per ADMT, respectively.

Currently, the NBSK pulp market is generally balanced with world producer inventories at about 30 days’ supply.

FORM 10-Q

QUARTERLY REPORT - PAGE 18

Looking forward for the fourth quarter of 2015, we currently expect generally stable pricing in Europe and China, although recently announced temporary pollution related curtailments of certain Chinese tissue mills could create some short-term pricing pressure.

Summary Financial Highlights

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands, other than per share amounts)
Pulp revenues	$249,141	$276,959	$729,924	$814,947
Energy and chemical revenues	$21,752	$24,651	$65,452	$77,540
Operating income	$44,032	$48,186	$121,512	$109,450
Operating EBITDA(1)	$61,118	$67,583	$172,468	$168,485
Foreign exchange loss on intercompany debt	$(20)	$(3,178)	$(4,432)	$(3,365)
Gain on settlement of debt	$-	$31,851	$-	$31,851
Gain (loss) on derivative instruments	$(342)	$3,447	$(699)	$9,224
Income tax benefit (provision)	$(6,579)	$29,199	$(21,771)	$22,791
Net income(2)	$23,760	$88,337	$53,806	$109,949
Net income per share(2)
Basic	$0.37	$1.38	$0.84	$1.79
Diluted	$0.37	$1.37	$0.83	$1.78
Common shares outstanding at period end	64,502	64,274	64,502	64,274

(1)	The following table provides a reconciliation of net income attributable to common shareholders to operating income and Operating EBITDA for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Net income attributable to common shareholders	$23,760	$88,337	$53,806	$109,949
Net income attributable to noncontrolling interest	-	3,482	-	7,812
Income tax (benefit) provision	6,579	(29,199)	21,771	(22,791)
Interest expense	13,275	17,456	40,635	52,071
Foreign exchange loss on intercompany debt	20	3,178	4,432	3,365
Gain on settlement of debt	-	(31,851)	-	(31,851)
(Gain) loss on derivative instruments	342	(3,447)	699	(9,224)
Other expense	56	230	169	119

Operating income	44,032	48,186	121,512	109,450
Add: Depreciation and amortization	17,086	19,397	50,956	59,035

Operating EBITDA	$61,118	$67,583	$172,468	$168,485

(2)	Attributable to common shareholders.

FORM 10-Q

QUARTERLY REPORT - PAGE 19

Selected Production, Sales and Other Data

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Pulp production (‘000 ADMTs)	369.5	375.7	1,091.0	1,111.3
Annual maintenance downtime (‘000 ADMTs)	11.1	10.1	50.9	27.8
Annual maintenance downtime (days)	11	10	36	22
Pulp sales (‘000 ADMTs)	390.2	386.9	1,111.3	1,125.1
Average NBSK pulp list prices in Europe ($/ADMT)(1)	843	932	862	926
Average NBSK pulp list prices in North America ($/ADMT)(1)	967	1,030	981	1,026
Average NBSK pulp list prices in China ($/ADMT)(1)	638	728	657	738
Average pulp sales realizations ($/ADMT)(2)	632	709	650	717
Energy production (‘000 MWh)	475.5	472.0	1,380.9	1,384.5
Energy sales (‘000 MWh)	214.8	207.4	610.5	606.0
Average energy sales realizations ($/MWh)	91	107	92	112

Average Spot Currency Exchange Rates
$ / €(3)	1.1119	1.3250	1.1143	1.3555
$ / C$(3)	0.7642	0.9184	0.7943	0.9141

(1)	Source: RISI pricing report.
(2)	Average realized pulp prices for the periods indicated reflect customer discounts and pulp price movements between the order and shipment dates.
(3)	Average Federal Reserve Bank of New York noon spot rate over the reporting period.

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

Total revenues for the three months ended September 30, 2015 decreased by approximately 10% to $270.9 million from $301.6 million in the same quarter of 2014, primarily due to lower pulp sales realizations.

Pulp revenues in the three months ended September 30, 2015 decreased by approximately 10% to $249.1 million from $277.0 million in the same quarter of 2014, due to lower pulp sales realizations, partially offset by higher sales volumes.

Energy and chemical revenues decreased by approximately 12% to $21.8 million in the third quarter of 2015 from $24.7 million in the same quarter of 2014, primarily due to the impact of a stronger U.S. dollar relative to the euro and Canadian dollar.

Pulp production decreased marginally to 369,473 ADMTs in the current quarter from 375,742 ADMTs in the same quarter of 2014. In the third quarter of 2015, we had 11 days (approximately 11,100 ADMTs) of annual maintenance downtime, which was at our Rosenthal mill, compared to ten days (approximately 10,100 ADMTs) in the same quarter of 2014. We estimate that such maintenance downtime in the current quarter adversely impacted our Operating EBITDA by approximately $6.0 million, comprised of approximately $4.1 million in direct out-of-pocket expenses and the balance in reduced production. Many of our competitors that report their financial results using International Financial Reporting Standards (“IFRS”) capitalize their direct costs of maintenance shutdowns.

FORM 10-Q

QUARTERLY REPORT - PAGE 20

Our Stendal mill has an additional four-day maintenance shutdown scheduled for the fourth quarter of 2015.

Pulp sales volumes increased marginally to 390,216 ADMTs in the current quarter from 386,944 ADMTs in the same quarter of 2014, primarily due to stronger sales volumes to China, partially offset by lower sales to Europe.

In the current quarter of 2015, list prices for NBSK pulp declined from the same quarter of 2014, largely as a result of the strengthening of the U.S. dollar. Average list prices for NBSK pulp in Europe were approximately $843 per ADMT in the third quarter of 2015, compared to approximately $932 per ADMT in the same quarter of 2014. Average list prices for NBSK pulp in North America and China were approximately $967 per ADMT and $638 per ADMT, respectively, in the third quarter of 2015, compared to approximately $1,030 per ADMT and $728 per ADMT, respectively, in the same quarter of 2014.

Average pulp sales realizations decreased by approximately 11% to $632 per ADMT in the third quarter of 2015 from approximately $709 per ADMT in the same quarter last year, primarily due to lower list prices largely resulting from the strength of the U.S. dollar.

Costs and expenses in the current quarter decreased by approximately 10% to $226.9 million from $253.4 million in the third quarter of 2014, primarily due to the impact of a stronger U.S. dollar on our euro and Canadian dollar denominated expenses. During the current quarter, the U.S. dollar was 16% and 17% stronger against the euro and Canadian dollar, respectively, compared to the same quarter of 2014.

In October 2015, we received a positive decision from the British Columbia Utilities Commission that determined our Celgar mill was entitled to a rebate for past over-payments to the local utility provider. While the actual amount of such rebate is subject to the approval of such commission, we and the local utility have agreed that the amount refundable to us is approximately $6.5 million and to jointly seek approval of the same. The commission decision will also lower our Celgar mill’s operating costs going forward.

In the third quarter of 2015, operating depreciation and amortization decreased by approximately 12% to $16.9 million from $19.3 million in the same quarter of 2014, due to the impact of a stronger U.S. dollar relative to the euro and Canadian dollar.

Selling, general and administrative expenses increased to $12.5 million in the third quarter of 2015 from $11.3 million in the same quarter of 2014.

Transportation costs decreased by approximately 18% to $20.0 million in the current quarter from $24.3 million in the same quarter of 2014 due to the stronger U.S. dollar.

On average, our overall per unit fiber costs in the current quarter decreased by approximately 11% from the same quarter of 2014, primarily as a result of the strengthening of the U.S. dollar versus the euro and the Canadian dollar more than offsetting increases in local currency per unit fiber prices. In the current quarter, in euro terms, average fiber prices in Germany were approximately 2% higher than the comparative quarter. In the current quarter, in Canadian dollar terms, average fiber prices for our Celgar mill were approximately 19% higher than the comparative quarter due to increased demand for chips from coastal mills in the Celgar mill’s fiber procurement region and the impact of a stronger U.S. dollar, as a portion of the Celgar mill’s fiber supply is purchased in U.S. dollars.

FORM 10-Q

QUARTERLY REPORT - PAGE 21

In the third quarter of 2015, our operating income decreased by approximately 9% to $44.0 million from $48.2 million in the same quarter of 2014, primarily due to lower pulp sales realizations, partially offset by the net positive impact of a stronger U.S. dollar relative to the euro and Canadian dollar.

Interest expense in the current quarter decreased to $13.3 million from $17.5 million in the same quarter of 2014, primarily as a result of lower indebtedness.

During the third quarter of 2014, we recorded a non-cash gain of $31.9 million on the settlement of debt as a result of our acquisition of all of the shareholder loans of the former noncontrolling shareholder in Stendal.

In the third quarter of 2014, as a result of a strengthening of the U.S. dollar versus the euro, we recorded a non-cash loss on the foreign exchange translation of intercompany debt between Mercer Inc. and its wholly-owned subsidiaries, which decreased our net income by $3.2 million, or $0.05 per basic and diluted share.

In the current quarter, we recorded a non-cash derivative loss of $0.3 million on the mark to market adjustment of our Stendal mill’s interest rate derivative, compared to a non-cash derivative gain of $3.4 million in the same quarter of 2014.

The noncontrolling shareholder’s interest in the Stendal mill’s net income, which was eliminated in the third quarter of 2014, was $3.5 million in the third quarter of last year.

During the third quarter of 2015, we recorded an income tax expense of $6.6 million, compared to a net income tax benefit of $29.2 million in the same quarter of 2014, primarily due to the recognition of income tax loss carry-forwards.

For the third quarter of 2015, we reported net income attributable to common shareholders of $23.8 million, or $0.37 per basic and diluted share, which included an income tax expense of $6.6 million. For the third quarter of 2014, we reported net income attributable to common shareholders of $88.3 million, or $1.38 per basic and $1.37 per diluted share, which included a non-cash gain of $31.9 million (or $0.50 per basic and $0.49 per diluted share) on the settlement of debt and a net income tax benefit of $29.2 million (or $0.46 per basic and $0.45 per diluted share).

In the third quarter of 2015, Operating EBITDA decreased by approximately 10% to $61.1 million from $67.6 million in the same quarter of 2014, primarily as a result of lower pulp sales realizations, partially offset by the net positive impact of a stronger U.S. dollar relative to the euro and Canadian dollar which in large part contributed to a 10% reduction in costs and expenses.

FORM 10-Q

QUARTERLY REPORT - PAGE 22

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

Total revenues for the nine months ended September 30, 2015 decreased by approximately 11% to $795.4 million from $892.5 million in the same period in 2014, primarily due to lower pulp sales realizations.

Pulp revenues in the nine months ended September 30, 2015 decreased by approximately 10% to $729.9 million from $814.9 million in the same period of 2014, due to both lower sales realizations and sales volumes.

Energy and chemical revenues decreased by approximately 15% to $65.5 million in the current period of 2015 from $77.5 million in the same period of 2014, primarily due to the impact of a stronger U.S. dollar relative to the euro and Canadian dollar.

Pulp production decreased by approximately 2% to 1,090,963 ADMTs in the nine months ended September 30, 2015 from 1,111,330 ADMTs in the same period of 2014. In the current period of 2015, we had an aggregate of 36 days (approximately 50,900 ADMTs) of annual maintenance downtime, compared to 22 days (approximately 27,800 ADMTs) of annual maintenance downtime in the same period of 2014. We estimate that such maintenance downtime in the current period of 2015 adversely impacted our Operating EBITDA by approximately $36.7 million, comprised of approximately $24.1 million in direct out-of-pocket expenses and the balance in reduced production. Many of our competitors that report their financial results using IFRS capitalize their direct costs of maintenance shutdowns.

Pulp sales volumes decreased marginally to 1,111,257 ADMTs in the nine months ended September 30, 2015 from 1,125,054 ADMTs in the same period of 2014, primarily due to weaker demand from North America, partially offset by higher sales in China.

Average list prices for NBSK pulp in Europe were approximately $862 per ADMT in the nine months ended September 30, 2015, compared to approximately $926 per ADMT in the same period of 2014. Average list prices for NBSK pulp in North America and China were approximately $981 per ADMT and $657 per ADMT, respectively, in the nine months ended September 30, 2015, compared to approximately $1,026 per ADMT and $738 per ADMT, respectively, in the same period of 2014.

Average pulp sales realizations decreased by approximately 9% to $650 per ADMT in the nine months ended September 30, 2015 from approximately $717 per ADMT in the same period of 2014, primarily due to lower list prices, largely resulting from the strength of the U.S. dollar.

Costs and expenses in the nine months ended September 30, 2015 decreased by approximately 14% to $673.9 million from $783.0 million in the same period of 2014, primarily due to the impact of a stronger U.S. dollar on our euro and Canadian dollar denominated expenses, partially offset by higher annual maintenance costs. During the nine months ended September 30, 2015, the U.S. dollar was 18% and 13% stronger against the euro and Canadian dollar, respectively, compared to the same period of 2014.

FORM 10-Q

QUARTERLY REPORT - PAGE 23

In the nine months ended September 30, 2015, operating depreciation and amortization decreased by approximately 14% to $50.6 million from $58.8 million in the same period of 2014, due to the impact of a stronger U.S. dollar relative to the euro and Canadian dollar.

Selling, general and administrative expenses increased slightly to $35.5 million in the nine months ended September 30, 2015 from $34.7 million in the same period of 2014.

Transportation costs decreased by approximately 16% to $57.4 million in the nine months ended September 30, 2015 from $68.6 million in the same period of 2014 due to the stronger U.S. dollar.

On average, our overall per unit fiber costs in the nine months ended September 30, 2015 decreased by approximately 15% from the same period of 2014, primarily as a result of the strengthening of the U.S. dollar versus the euro and the Canadian dollar more than offsetting increases in our Celgar mill’s per unit fiber prices. In the nine months ended September 30, 2015, in euro terms, average fiber prices in Germany were marginally lower compared to the same period of 2014 as a result of a balanced wood market. In the nine months ended September 30, 2015, in Canadian dollar terms, average fiber prices for our Celgar mill were approximately 17% higher than the comparative period due to increased demand for chips from coastal mills in the Celgar mill’s fiber procurement region and the impact of a stronger U.S. dollar, as a portion of the Celgar mill’s fiber supply is purchased in U.S. dollars.

In the nine months ended September 30, 2015, our operating income increased by approximately 11% to $121.5 million from $109.5 million in the same period of 2014, primarily due to the positive impact of a stronger U.S. dollar relative to the euro and Canadian dollar on our costs and expenses, partially offset by lower pulp sales realizations, higher costs associated with annual maintenance downtime and the impact of a stronger U.S. dollar on our energy and chemical sales.

Interest expense in the nine months ended September 30, 2015 decreased to $40.6 million from $52.1 million in the same period of 2014, primarily as a result of lower indebtedness.

During the nine months ended September 30, 2014, we recorded a non-cash gain of $31.9 million on the settlement of debt as a result of our acquisition of all of the shareholder loans of the former noncontrolling shareholder in Stendal.

In the nine months ended September 30, 2015, as a result of the strengthening of the U.S. dollar versus the euro, we recorded a non-cash loss on the foreign exchange translation of intercompany debt between Mercer Inc. and its wholly-owned subsidiaries which reduced our net income by $4.4 million, or $0.07 per basic and diluted share, compared to $3.4 million, or $0.05 per basic and diluted share, in the same period of 2014.

In the nine months ended September 30, 2015, we recorded a derivative loss of $0.7 million on the mark to market adjustment of our Stendal mill’s interest rate derivative, compared to a non-cash derivative gain of $9.2 million in the same period of 2014.

The noncontrolling shareholder’s interest in the Stendal mill’s net income, which was eliminated in the third quarter of 2014, was $7.8 million in the nine months ended September 30, 2014.

FORM 10-Q

QUARTERLY REPORT - PAGE 24

During the nine months ended September 30, 2015, we recorded an income tax expense of $21.8 million, compared to a net income tax benefit of $22.8 million in the same period of 2014, primarily due to the recognition of income tax loss carry-forwards.

For the nine months ended September 30, 2015, we reported net income attributable to common shareholders of $53.8 million, or $0.84 per basic and $0.83 per diluted share, which included an income tax expense of $21.8 million. For the same period of 2014, we reported net income attributable to shareholders of $109.9 million, or $1.79 per basic and $1.78 per diluted share, which included a non-cash gain of $31.9 million (or $0.52 per basic and diluted share) on the settlement of debt and a net income tax benefit of $22.8 million (or $0.37 per basic and diluted share).

In the nine months ended September 30, 2015, Operating EBITDA increased by approximately 2% to $172.5 million from $168.5 million in the same period of 2014, primarily as a result of the strengthening of the U.S. dollar versus the euro and Canadian dollar which in large part contributed to a 14% reduction in our costs and expenses, partially offset by lower pulp sales realizations and higher annual maintenance costs.

Liquidity and Capital Resources

The following table is a summary of selected financial information as at the dates indicated:

	September 30, 2015	December 31, 2014
	(in thousands)
Financial Position
Cash and cash equivalents	$137,288	$53,172
Working capital	$316,956	$262,332
Total assets	$1,272,417	$1,326,807
Long-term liabilities	$743,342	$772,424
Total equity	$392,961	$438,880

As at September 30, 2015, our cash and cash equivalents had increased to $137.3 million from $53.2 million at the end of 2014 and our working capital had increased to $317.0 million from $262.3 million at the end of 2014.

As at September 30, 2015, we had approximately $123.9 million available under our revolving credit facilities.

During the nine months ended September 30, 2015, as a result of the strengthening of the U.S. dollar versus the euro and the Canadian dollar, we recorded a non-cash reduction in the carrying value of our net assets, consisting primarily of our fixed assets, denominated in euros and Canadian dollars. This non-cash reduction of approximately $94.9 million does not affect our net income, Operating EBITDA or cash flows but is reflected in our other comprehensive income (loss) and as a reduction to our total equity.

Sources and Uses of Funds

Our principal sources of funds are cash flows from operations, cash and cash equivalents on hand and our revolving credit facilities. Our principal uses of funds consist of operating expenditures, capital expenditures and interest payments on our outstanding 7.0% Senior Notes due 2019 and 7.75% Senior Notes due 2022.

FORM 10-Q

QUARTERLY REPORT - PAGE 25

We paid a quarterly dividend of $0.115 per common share ($7.4 million) on October 5, 2015 to shareholders of record on September 28, 2015.

Debt Covenants

Certain of our long-term obligations contain various financial tests and covenants customary to these types of arrangements. See our annual report on Form 10-K for the year ended December 31, 2014.

As at September 30, 2015, we were in full compliance with all of the covenants of our indebtedness.

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

Cash provided by operating activities was $142.0 million in the nine months ended September 30, 2015 and $117.8 million in the comparative period of 2014. An increase in accounts payable and accrued expenses provided cash of $36.6 million in the current period of 2015, compared to $14.2 million in the same period of 2014. An increase in inventories, excluding non-cash items, used cash of $7.7 million in the nine months ended September 30, 2015, compared to a decrease in inventories providing cash of $5.2 million in the same period of 2014. An increase in receivables, excluding non-cash items, used cash of $12.1 million in the nine months ended September 30, 2015, compared to $17.3 million in the same period of 2014.

Cash Flows from Investing Activities. Investing activities in the nine months ended September 30, 2015 used cash of $30.8 million, of which $14.0 million was related to wastewater projects which are designed to reduce our wastewater fees and $2.2 million was related to the construction of a new chip storage area at the Rosenthal mill. In the same period of 2014, investing activities used cash of $25.9 million.

Cash Flows from Financing Activities. In the nine months ended September 30, 2015, financing activities used cash of $22.3 million, compared to providing cash of $13.4 million in the same period of 2014. In the nine months ended September 30, 2015, the redemption of the payment-in-kind note issued in respect of the purchase of the minority interest in our Stendal mill in 2014 used cash of $10.8 million and a scheduled payment in respect of our interest rate derivative used cash of $7.0 million. In the nine months ended September 30, 2014, proceeds from our offering of shares of our common stock provided cash of $53.9 million, principal repayments under our Stendal mill’s prior credit facilities, which were paid out in the fourth quarter of 2014, used cash of $44.5 million and proceeds of government grants provided cash of $6.1 million.

FORM 10-Q

QUARTERLY REPORT - PAGE 26

Capital Commitments and Future Liquidity

Based upon the current level of operations and our current expectations for future periods in light of the current economic environment and, in particular, current and expected pulp pricing and foreign exchange rates, we believe that cash flow from operations and available cash, together with available borrowings, will be adequate to meet our liquidity needs in the next 12 months.

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

Off-Balance Sheet Arrangements

At September 30, 2015, we did not have any off-balance sheet arrangements (as defined in Item 303(a)(4)(ii) of Regulation S-K).

Contractual Obligations and Commitments

There were no material changes outside the ordinary course to any of our material contractual obligations during the nine months ended September 30, 2015.

We entered into a new two-year collective bargaining agreement with the unionized employees at our Rosenthal mill that took effect July 1, 2015 and provides for, among other things, an annual 2.4% increase in pay for such employees.

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

In the nine months ended September 30, 2015, as a result of the strengthening of the U.S. dollar versus the euro and Canadian dollar, we recorded a non-cash reduction in the carrying value of our net assets, consisting primarily of our fixed assets, denominated in euros and Canadian dollars. As a result, our accumulated other comprehensive loss increased to $146.7 million.

Based upon the exchange rate at September 30, 2015, the U.S. dollar has strengthened by approximately 12% and 16% in value against the euro and the Canadian dollar, respectively, since September 30, 2014. See “Quantitative and Qualitative Disclosures about Market Risk”.

FORM 10-Q

QUARTERLY REPORT - PAGE 27

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

QUARTERLY REPORT - PAGE 28

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

QUARTERLY REPORT - PAGE 29

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

In 2012, pulp prices declined sharply, primarily due to economic uncertainty in Europe and credit tightening in China. Economic uncertainty in Europe and China, respectively, impacted both demand and prices. At the end of 2012, list prices were approximately $810 per ADMT in Europe, $870 per ADMT in North America and $655 per ADMT in China. At the end of 2013, list prices had increased to $905 per ADMT in Europe, $990 per ADMT in North America and $750 per ADMT in China. In 2014, list prices were on average approximately 7% higher than 2013. During the nine months ended September 30, 2015, pulp prices decreased from the end of 2014. As at September 30, 2015, list prices for NBSK pulp were approximately $840 per ADMT in Europe, $960 per ADMT in North America and $635 per ADMT in China.

FORM 10-Q

QUARTERLY REPORT - PAGE 30

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

QUARTERLY REPORT - PAGE 31

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

During the nine months ended September 30, 2015, we recorded a derivative loss of approximately $0.7 million on our outstanding interest rate derivative, compared to a non-cash derivative gain of $9.2 million in the same period of 2014.

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

QUARTERLY REPORT - PAGE 32

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

QUARTERLY REPORT - PAGE 33

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are subject to routine litigation incidental to our business, including that which is described in our latest annual report on Form 10-K for the fiscal year ended December 31, 2014. We do not believe that the outcome of such litigation will have a material adverse effect on our business or financial condition.

ITEM 1A.	RISK FACTORS

As of September 30, 2015, there have been no material changes to the factors disclosed in Item 1A. Risk Factors in our latest annual report on Form 10-K for the fiscal year ended December 31, 2014.

ITEM 2.	UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

None.

FORM 10-Q

QUARTERLY REPORT - PAGE 34

ITEM 6.	EXHIBITS

Exhibit No.	Description

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1*	Section 906 Certification of Chief Executive Officer

32.2*	Section 906 Certification of Chief Financial Officer

101	The following financial statements from the Company’s Form 10-Q for the fiscal period ended September 30, 2015, formatted in XBRL: (i) Interim Consolidated Balance Sheets; (ii) Interim Consolidated Statements of Operations; (iii) Interim Consolidated Statements of Retained Earnings; (iv) Interim Consolidated Statements of Comprehensive Income (Loss); (v) Interim Consolidated Statements of Cash Flows; and (vi) Notes to Interim Consolidated Financial Statements.

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

QUARTERLY REPORT - PAGE 35

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERCER INTERNATIONAL INC.

By:	/s/ David M. Gandossi
David M. Gandossi
Chief Executive Officer and President

Date: October 29, 2015

FORM 10-Q

QUARTERLY REPORT - PAGE 36