Form 10-K
period 2015-12-31
MERCER INTERNATIONAL INC.
filed 2016-02-12
CIK 1333274

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

[    ] Yes  [X] No

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [    ] Yes  [ X ] No

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [    ]

Indicate by check mark whether Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes [ X ]  No [    ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [X]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [ ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). [    ] Yes  [X] No

The aggregate market value of the Registrant’s voting and non-voting common equity held by non-affiliates of the Registrant as of June 30, 2015, the last business day of the Registrant’s most recently completed second fiscal quarter, based on the closing price of the voting stock on the NASDAQ Global Select Market on such date, was approximately $882.4 million.

As of February 11, 2016, the Registrant had 64,656,138 shares of common stock, $1.00 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information that will be contained in the definitive proxy statement for the Registrant’s annual meeting to be held in 2016 is incorporated by reference into Part III of this Form 10-K.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K includes “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include words such as “believes”, “expects”, “anticipates”, “estimates”, “intends”, “plans”, “seeks” or words of similar meaning, or future or conditional verbs, such as “will”, “should”, “could”, “may”, “aims”, “intends” or “projects”. A forward-looking statement is neither a prediction nor a guarantee of future events or circumstances, and those future events or circumstances may not occur. You should not place undue reliance on forward-looking statements, which speak only as of the date of this annual report on Form 10-K. These forward-looking statements are all based on currently available operating, financial and competitive information and are subject to various risks and uncertainties. Our actual future results and trends may differ materially depending on a variety of factors, including, but not limited to, the risks and uncertainties discussed under Item 1. “Business”, Item 1A. “Risk Factors” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Given these risks and uncertainties, you should not rely on forward-looking statements as a prediction of actual results. Any or all of the forward-looking statements contained in this annual report on Form 10-K and any other public statement made by us, including by our management, may turn out to be incorrect. We are including this cautionary note to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for forward-looking statements. We expressly disclaim any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

INDUSTRY AND MARKET DATA

In this document, we rely on and refer to information and statistics regarding our market share and the markets in which we compete. We have obtained some of this market share information and industry data from internal surveys, market research, publicly available information and industry publications. Such reports generally state that the information contained therein has been obtained from sources believed to be reliable, but the accuracy or completeness of such information is not guaranteed. Although we believe this information is reliable, we have not independently verified and cannot guarantee the accuracy or completeness of that information, and readers should use caution in placing reliance on such information.

CURRENCY

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

	Year Ended December 31,
	2015	2014	2013	2012	2011
			($/€)
End of period	1.0859	1.2101	1.3779	1.3186	1.2973
High for period	1.0524	1.2101	1.2774	1.2062	1.2926
Low for period	1.2015	1.3927	1.3816	1.3463	1.4875
Average for period	1.1096	1.3297	1.3281	1.2859	1.3931

			($/C$)
End of period	0.7226	0.8620	0.9401	1.0042	0.9835
High for period	0.7148	0.8588	0.9348	0.9600	0.9430
Low for period	0.8529	0.9423	1.0164	1.0299	1.0584
Average for period	0.7830	0.9060	0.9712	1.0007	1.0121

On February 8, 2016, the most recent weekly publication of the daily Noon Buying Rate before the filing of this annual report on Form 10-K reported that the Noon Buying Rate as of February 5, 2016 for the conversion of U.S. dollars to euros and Canadian dollars was $1.1131 per euro and $0.7207 per Canadian dollar.

PART I

ITEM 1. BUSINESS

In this document, please note the following:

•

references to “we”, “our”, “us”, the “Company” or “Mercer” mean Mercer International Inc. and its subsidiaries, unless the context clearly suggests otherwise, and references to “Mercer Inc.” mean Mercer International Inc. excluding its subsidiaries;

•	references to “net income (loss)” mean net income (loss) attributable to common shareholders;

•	references to “NBSK” mean northern bleached softwood kraft;

•	references to “ADMTs” mean air-dried metric tonnes;

•	references to “MW” mean megawatts and “MWh” mean megawatt hours; and

•	all references to “$” or “dollars” shall mean U.S. dollars, which is our reporting currency, unless otherwise stated; “€” refers to euros; and “C$” refers to Canadian dollars.

Due to rounding, numbers presented throughout this report may not add up precisely to totals we provide and percentages may not precisely reflect the absolute figures.

Mercer

General

We are one of the world’s largest producers of market NBSK pulp, which leads to increased presence and better industry information in our markets and provides for close customer relationships with many large pulp consumers. We operate two modern and highly efficient mills in Eastern Germany and one mill in Western Canada and have our headquarters in Vancouver, Canada. We are the sole NBSK pulp producer, and the only significant producer of pulp for resale, known as “market pulp”, in Germany, which is the largest pulp import market in Europe. We are able to supply the growing pulp demand in China both through our Canadian mill’s ready access to the Port of Vancouver and through our Stendal mill’s existing logistics arrangements. In addition, as a result of the significant investments we have made in co-generation equipment, all of our mills generate and sell a significant amount of surplus “green” energy to regional utilities. We also produce and sell tall oil, a by-product of our production process, which is used as both a chemical additive and as a “green” energy source.

We currently employ approximately 1,469 people. Our three NBSK pulp mills have consolidated annual production capacity of approximately 1.5 million ADMTs of NBSK pulp and are capable of generating 305 MW of electricity. Key operating details for each of our mills are as follows:

•

Rosenthal mill. Our Rosenthal mill is a modern, efficient ISO 9001, 14001 and 50001 certified NBSK pulp mill that has an annual production capacity of approximately 360,000 ADMTs and 57 MW of electrical generation. The Rosenthal mill is located in the town of Blankenstein, Germany, approximately 300 kilometers south of Berlin.

•

Stendal mill. Our Stendal mill is a state-of-the-art, single-line, ISO 9001 and 14001 certified NBSK pulp mill that has an annual production capacity of approximately 660,000 ADMTs and 148 MW of electrical generation. The Stendal mill is one of the largest NBSK mills in Europe. The Stendal mill is located near the town of Stendal, Germany, approximately 130 kilometers west of Berlin.

•

Celgar mill. Our Celgar mill is a modern, efficient ISO 9001 and 14001 certified NBSK pulp mill with an annual production capacity of approximately 520,000 ADMTs and 100 MW of electrical generation. The Celgar mill is located near the city of Castlegar, British Columbia, Canada, approximately 600 kilometers east of Vancouver.

Our mills are some of the most modern and newest NBSK pulp mills in Europe and North America. We believe the relative age, production capacity and electrical generation capacity of our mills provide us with certain manufacturing cost and other advantages over many of our competitors. We believe competitors’ older mills do not have the equipment or capacity to produce or sell surplus power or chemicals in a meaningful amount. In addition, since our mills are relatively new they benefit from lower maintenance capital requirements and higher efficiency relative to many of our competitors’ mills.

The following table sets out our pulp production and pulp revenues for the periods indicated:

	Year Ended December 31,
	2015	2014	2013
Pulp production (‘000 ADMTs)	1,458.0	1,485.0	1,444.5
Pulp sales (‘000 ADMTs)	1,463.1	1,486.4	1,440.1
Pulp revenues (in thousands)	$946,237	$1,073,632	$996,187

Our modern mills generate electricity, which is surplus to their operating requirements, providing our mills with a stable revenue source unrelated to pulp prices. Additionally, our German mills generate tall oil from black liquor, which is sold to third parties for use in numerous applications including bio-fuels. Since our energy and chemical production are by-products of our pulp production process, there are minimal incremental costs and our surplus energy and chemical sales are highly profitable. All of our mills generate and sell surplus energy to regional utilities. Our German mills benefit from special tariffs under Germany’s Renewable Energy Sources Act, referred to as the “Renewable Energy Act”, which provides for premium pricing on “green” energy. Our Celgar mill is party to a fixed electricity purchase agreement with the regional public utility provider for the sale of surplus power through 2020.

The following table sets out the amount of surplus energy produced and sold and revenues from the sale of chemicals for the periods indicated:

	Year Ended December 31,
	2015		2014		2013
	(MWh)	($)	(MWh)	($)	(MWh)	($)
		(thousands)		(thousands)		(thousands)
Surplus electricity	814,966	74,736	807,758	88,758	699,051	79,372
Chemicals		12,231		12,722		12,826

Total		86,967		101,480		92,198

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

Fiber is the largest production cost in manufacturing NBSK pulp. Although fiber is cyclical in both price and supply, there is a significant amount of high-quality fiber within a close radius of each of our mills. This fiber supply, combined with our purchasing power and our ability to switch between whole logs chipped at our mills and sawmill residual chips, enables us to enter into contracts and arrangements which have generally provided us with sufficient fiber supply.

Corporate Structure, History and Development of Business

Mercer Inc. reorganized as a corporation under the laws of the State of Washington in 2006 from a Washington business trust. Its common stock is quoted and listed for trading on the NASDAQ Global Select Market (MERC) and the Toronto Stock Exchange (MRI.U). As at December 31, 2015, we had 64,501,896 shares of common stock outstanding.

The following simplified chart sets out our principal operating subsidiaries, their jurisdictions of organization, their principal activities and their annual pulp production and electrical generation capacity:

We acquired our Rosenthal mill in 1994 and, in 1999, completed a major capital project to convert it to the production of kraft pulp from sulphite pulp, increase its production capacity and improve efficiencies. The project cost approximately $385.7 million, of which approximately $100.8 million was financed through government grants. Subsequent capital investments and efficiency improvements have reduced emissions and energy costs and increased the mill’s annual production capacity and production of tall oil.

In September 2004, we completed construction of the Stendal mill at a cost of approximately $1.1 billion, which was financed through a combination of government grants of approximately $332.0 million, low-cost, long-term project debt, which was largely severally guaranteed by governments in Germany, and equity. Subsequent capital investments and efficiency improvements have increased the mill’s annual production capacity and its generation of “green” energy.

We initially had a 63.6% ownership interest in Stendal which increased over time through acquisitions and/or further investments to 83.0% in 2013. In September 2014, we made an additional capital investment in Stendal and acquired all of the shareholder loans and substantially all of the shares of the minority shareholder in Stendal and other rights. As a result of such transactions, we now consolidate all of the economic interest in Stendal.

In February 2005, we acquired the Celgar mill for $210.0 million plus defined working capital. The Celgar mill was completely rebuilt in the early 1990s through a C$850.0 million modernization and expansion project. Since its acquisition, we have effected several capital projects and other initiatives at the Celgar mill to increase its annual production capacity and its generation of “green” energy.

Corporate Strategy

Our corporate strategy is to expand our asset and earnings base through organic growth and acquisitions, primarily in Europe and North America. We pursue organic growth through active management and targeted capital expenditures to generate a high return by increasing pulp, energy and chemical production, reducing costs and improving efficiency. We are also leveraging our fiber and process expertise to develop innovative new products based on other derivatives of the kraft pulping process. We seek to acquire interests in companies and assets in the pulp industry and related businesses where we can leverage our experience and expertise in adding value through a focused management approach. Key elements of our strategy include:

•

Focus on Premium Grade Market NBSK Pulp. We produce market NBSK pulp because it is a premium grade kraft pulp and generally obtains the highest price relative to other kraft pulps. Although demand is cyclical, between 2006 and 2015 overall worldwide demand for bleached softwood kraft market pulp grew at an average of approximately 1% per annum. We focus on customers that produce tissue, specialty papers and high-quality printing and writing paper grades. We believe the growth in demand from tissue and specialty paper customers, which utilize a significant proportion of NBSK pulp, has more than offset the secular decline in demand from printing and writing paper customers. This allows us to benefit from our long-term relationships with tissue and specialty paper manufacturers in Europe and participate in higher growth markets in emerging countries such as China where there has been strong growth in tissue demand.

•

Increasing Stable Revenues from Renewable Energy and Chemical Sales and Leveraging our Fiber and Process Expertise to Expand Growth. We focus on enhancing our generation and sales of surplus renewable energy and chemicals and, because there are minimal associated incremental costs, such sales are highly profitable. These sales provide us with a stable income source unrelated to cyclical changes in pulp prices. Additionally, we seek to capitalize on our fiber and process expertise to expand our commercialization and sales of new products and into new growth areas.

•

Targeted Capital Expenditures to Enhance Production Capacity and Efficiency. We operate three large modern pulp mills which provide us with a platform to be an efficient and competitive producer of high-quality NBSK pulp without the need for significant sustaining capital. We seek to make targeted capital expenditures to increase production and operational efficiency, reduce costs and increase electricity and chemical sales. Over the last five years, we have invested approximately $180.3 million (including $41.0 million in associated government grants) in growth capital expenditures for capacity expansions, operational efficiencies and renewable energy and chemical production.

•

Achieving Operational Excellence. Operating our mills reliably and at a competitive cost is important for our financial performance. In addition to capital expenditures, we continuously strive to develop maintenance systems and procedures that will improve the throughput of our products by increasing the reliability of our manufacturing processes. We also seek to reduce operating costs by better managing certain operating activities such as fiber procurement, sales, marketing and logistics activities. We believe that our continued focus on operational excellence should allow us to achieve improved profitability and cash flows.

•

Strategic Opportunities. We believe there will be continuing change and consolidation in our and related businesses as industry participants continually seek to lower costs, refocus their product lines and react to ever changing global market conditions. We take an opportunistic approach to potential investments or acquisitions that can grow our business and expand our earnings.

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

We produce and sell NBSK pulp, which is a bleached kraft pulp manufactured using northern softwood and is considered a premium grade because of its strength. It generally obtains the highest price relative to other kraft pulps. Southern bleached softwood kraft pulp is kraft pulp manufactured using southern softwood and does not possess the strength found in NBSK pulp. NBSK pulp is the sole pulp product of our mills.

Most paper users of market kraft pulp use a mix of softwood and hardwood grades to optimize production and product qualities. In 2015, market kraft pulp consumption was approximately 54% hardwood bleached kraft and 43% softwood bleached kraft, with the remainder comprised of unbleached pulp. Over the last several years, production of hardwood pulp, based on fast growing plantation fiber primarily from Asia and South America, has increased much more rapidly than that of softwood grades, based on fiber that has longer growth cycles. Hardwood kraft generally has a cost advantage over softwood kraft as a result of lower fiber costs, higher wood yields and, for newer hardwood mills, economies of scale. As a result of this growth in supply and lower costs, kraft pulp customers have substituted some of the pulp content in their products to hardwood pulp.

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

Kraft pulp can be made in different grades, with varying technical specifications, for different end uses. Kraft pulp is valued for its reinforcing role in mechanical printing papers and is sought after by producers of paper for the publishing industry, primarily for magazines and advertising materials. Kraft pulp is also an important ingredient for tissue manufacturing and tissue demand tends to increase with living standards in developing countries. Kraft pulp produced for reinforcement fibers is considered the highest grade of kraft pulp and generally obtains the highest price.

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

The pulp business is highly cyclical in nature and markets are characterized by periods of supply and demand imbalance, which in turn affect prices. Pulp markets are highly competitive and are sensitive to cyclical changes in the global economy, industry capacity and foreign exchange rates, all of which can have a significant influence on selling prices and our operating results. The length and magnitude of industry cycles have varied over time but generally reflect changes in macro-economic conditions and levels of industry capacity. Pulp is a commodity that is generally available from other producers. Because commodity products have few distinguishing qualities from producer to producer, competition is generally based upon price, which is generally determined by supply relative to demand.

Between 2006 and 2015, worldwide demand for chemical market pulp grew at an average rate of approximately 2% annually, with worldwide demand for bleached softwood kraft market pulp having grown at an average of approximately 1% per annum.

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

Since 2006, demand for chemical softwood market pulp has grown in the emerging markets of Asia, Eastern Europe and Latin America. China in particular has experienced substantial growth and its imports of softwood market pulp grew by approximately 12% per annum between 2006 and 2015. We believe the emerging markets now account for approximately 52% of total world demand. China now accounts for approximately 30% of global bleached softwood kraft market pulp demand, compared to only 13% in 2006. Western Europe currently accounts for approximately 26% of global bleached softwood kraft market pulp demand, compared to approximately 36% in 2006. The demand in the mature markets of Europe, North America and Japan in 2015 declined by approximately 2.9 million ADMTs from 2006.

The following chart sets forth industry-wide bleached softwood kraft deliveries to China for the periods indicated:

Growth in NBSK pulp demand in China and other emerging markets has, to a large extent, been driven by increased demand from tissue and specialty paper producers, as a result of economic growth and rising income levels and living standards in such markets. These factors generally contribute to a greater demand for personal hygiene products in such regions. In China alone, tissue producers have publicly announced plans to increase their annual tissue capacity by approximately 1.0 million ADMTs during 2016. At this time there can be no assurance as to when and how much of such capacity expansion will be implemented.

This has also led to an overall shift in demand for NBSK pulp, as demand from tissue producers has increased, while demand from printing and writing end uses has decreased. Between 2003 and 2013, NBSK pulp demand for tissue production increased by approximately 168%, an approximate 10% compound annual growth rate. From 2006 to 2014, a period very affected by “digital substitution” of traditional paper grades, total NBSK demand grew by 3%.

The following chart compares NBSK pulp demand by end use in each of 2003 and 2013 (the latest year for which figures are currently available).

We believe 2014 and 2015 NBSK demand by end use was generally consistent with the trend in the chart above.

A measure of demand for kraft pulp is the ratio obtained by dividing the worldwide demand of kraft pulp by the worldwide capacity for the production of kraft pulp, or the “demand/capacity ratio”. An increase in this ratio generally occurs when there is an increase in global and regional levels of economic activity. An increase in this ratio also generally indicates greater demand as consumption increases, which often results in rising kraft pulp prices and a reduction of inventories by producers and buyers. As prices continue to rise, producers continue to run at higher operating rates. However, an adverse change in global and regional levels of economic activity generally negatively affects demand for kraft pulp, often leading buyers to reduce their purchases and rely on existing pulp inventories. As a result, producers run at lower operating rates by taking downtime to limit the build-up of their own inventories. The demand/capacity ratio for softwood kraft pulp was approximately 92%, 93% and 94% in 2015, 2014 and 2013, respectively.

Between 2011 and 2015, we believe approximately 0.8 million ADMTs of pulp capacity was idled or shut down through mill closures or curtailments. Further, in efforts to improve environmental and safety standards, China has publicly stated that it will be reducing existing pulp and paper capacity in the near term by closing “old” mills, targeting a removal of 3.4 million ADMTs by the end of 2015. At this time, there can be no certainty as to the actual amount and timing of any such closures.

Producers have publicly announced plans to expand the global supply of bleached hardwood kraft pulp in the 2016 and 2017 period by about 3.6 million ADMTs, primarily from South America and Asia. Further capacity increases of about 2.7 million ADMTs have been announced for 2018. We cannot ascertain with any certainty how much such capacity increases will be actually realized, given capital, fiber and other restraints. This increase in bleached hardwood kraft pulp is largely targeted at the growing demand for pulp in developing markets, particularly in China, by producers of tissues, specialty papers and packaging. Although not a direct competitor to NBSK pulp, if such additional bleached hardwood kraft pulp supply is not absorbed by such demand growth, as a result of generally lower prices for bleached hardwood kraft pulp, this supply increase could put downward pressure on NBSK pulp prices. However, we believe customers’ ability to further substitute lower priced bleached hardwood kraft pulp for NBSK pulp is limited by the strength characteristic of NBSK pulp which is required by large modern paper machines to run lower basis-weight paper products efficiently.

Producers have also publicly announced modernization and expansion projects for NBSK mills in Europe, including Russia, to be implemented in 2016 and 2017, ranging from small expansions of existing mills to potential “greenfield” mills. We estimate that if all of these projects were completed, they would increase NBSK pulp capacity by about 1.1 million ADMTs per annum. Further capacity increases of about 0.9 million ADMTs of NBSK pulp have been announced for 2018. We currently believe a number of the projects announced for 2016 and 2017 will be implemented while others are currently subject to various conditions including financing and further development. We believe that, because of fiber constraints, such a significant expansion of NBSK capacity in the region would likely require the closure of older mills. However, at this time, we cannot predict which of the publicly announced expansion projects will be completed or how much additional NBSK pulp production capacity may come online and when. As pulp prices are highly cyclical, there can be no assurance that NBSK pulp prices will not decline in the future as a result of increases to the supply of kraft pulp.

In addition, certain integrated pulp and paper producers have the ability to discontinue paper production by idling their paper machines and selling their NBSK pulp production on the market, if market conditions, prices and trends warrant such actions.

NBSK Pulp Pricing

Kraft pulp is a globally traded commodity and prices are highly cyclical and volatile. Kraft pulp prices are generally quoted in U.S. dollars. Pricing is primarily influenced by the balance between supply and demand, as affected by global macroeconomic conditions, changes in consumption and capacity, the level of customer and producer inventories and fluctuations in exchange rates. Generally, we and other producers consider global NBSK pulp supply and demand to be evenly balanced when world inventory levels are at about 30 days’ supply.

General macroeconomic conditions are closely tied to overall global business activity, which helps determine pulp demand and, in turn, impacts pricing.

As the majority of market NBSK pulp is produced and sold by Canadian and Northern European producers, while the price of NBSK pulp is generally quoted in U.S. dollars, pricing is often affected by fluctuations in the currency exchange rates for the U.S. dollar versus the euro and the Canadian dollar. As NBSK pulp producers generally incur costs in their local currency, while pulp is quoted in U.S. dollars, a U.S. dollar strengthening generally benefits producers’ businesses and operating margins. Conversely, a weakening of the U.S. dollar versus the local currency of producers generally adversely affects producers’ businesses and operating margins.

As a corollary to changes in exchange rates between the U.S. dollar and the euro and Canadian dollar, a stronger U.S. dollar generally increases costs to customers of NBSK pulp producers and results in downward pressure on prices. Conversely, a weakening U.S. dollar generally supports higher pulp pricing. However, there is invariably a time lag between changes in currency exchange rates and pulp prices. This lag can vary and is not predictable with any certainty.

As Northern Europe has historically been the world’s largest market and NBSK pulp is the premium grade, the European market NBSK price is generally used as a benchmark price by the industry. The average European list prices for NBSK pulp since 2006 have fluctuated between a low of approximately $575 per ADMT in 2009 and a high of $1,030 per ADMT in 2011.

The following chart sets out the changes in list prices for NBSK pulp in Europe, as stated in U.S. dollars, Canadian dollars and euros for the periods indicated:

In 2013, demand from China was stable throughout the year and supply was slightly under-balanced, which resulted in higher year-end list prices. In 2014, demand from both Europe and China was stable, while supply was slightly under-balanced throughout the year which kept prices relatively high. In 2015, demand was generally stable. However, the strength of the dollar resulted in lower pulp prices.

The following table sets out list prices for NBSK pulp in the regions indicated at the dates indicated:

	December 31,
	2015	2014	2013
	(in $/ADMT)
Europe	800	935	905
China	595	700	750
North America	940	1,020	990

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

The following chart sets forth changes in FOEX PIX Pulp Index prices for NBSK pulp and global bleached softwood kraft inventory levels between 2003 and 2015:

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

Competition

Pulp markets are large and highly competitive. Producers ranging from small independent manufacturers to large integrated companies produce pulp worldwide. Our pulp and customer services compete with similar products manufactured and distributed by others. While many factors influence our competitive position, particularly in weak economic times, a key factor is price. Other factors include service, quality and convenience of location. Some of our competitors are larger than we are in certain markets and have substantially greater financial resources. These resources may afford those competitors more purchasing power, increased financial flexibility, more capital resources for expansion and improvement and enable them to compete more effectively. Our key NBSK pulp competitors are principally located in Northern Europe and Canada and include Canfor Pulp, Metsä Fibre, Södra Cell and Asia Pulp and Paper.

Pulp Production

We manufacture and sell NBSK pulp produced from wood chips and pulp logs at our three mills.

The following table sets out our pulp production capacity and actual production by mill for the periods indicated:

	Annual Production Capacity(1)	Year Ended December 31,
		2015	2014	2013
Pulp Production by Mill:		(ADMTs)
Rosenthal	360,000	353,099	360,463	361,724
Celgar	520,000	453,215	453,104	447,935
Stendal	660,000	651,659	671,444	634,816

Total pulp production	1,540,000	1,457,973	1,485,011	1,444,475

(1)	Capacity is the rated capacity of the plants for the year ended December 31, 2015.

The kraft pulp produced at the Rosenthal mill is a long-fibered softwood pulp produced by a sulphate cooking process and manufactured primarily from wood chips and pulp logs. A number of factors beyond economic supply and demand have an impact on the market for chemical pulp, including requirements for pulp bleached without any chlorine compounds or without the use of chlorine gas. The Rosenthal mill has the capability of producing both “totally chlorine free” and “elemental chlorine free” pulp. Totally chlorine free pulp is bleached to a high brightness using oxygen, ozone and hydrogen peroxide as bleaching agents, whereas elemental chlorine free pulp is produced by substituting chlorine dioxide for chlorine gas in the bleaching process. This substitution virtually eliminates complex chloro-organic compounds from the mill’s effluent. The Rosenthal mill produces pulp for reinforcement fibers to the specifications of certain of our customers. We believe that a number of our customers consider us their supplier of choice.

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

Generation and Sales of “Green” Energy and Chemicals at our Mills

Our pulp mills are large scale bio-refineries that, in addition to pulp, also produce surplus “carbon neutral” or “green” energy. As part of the pulp production process our mills generate “green” energy using carbon-neutral bio-fuels such as black liquor and wood waste. Through the incineration of bio-fuels in the recovery and power boilers, our mills produce sufficient steam to cover all of our steam requirements and allow us to produce surplus electricity which we sell to third party utilities. As a result, we have benefited from “green” energy legislation, incentives and commercialization that have developed over the last decade in Europe and Canada. In addition, in recent years we have applied considerable resources to increasing our capacity to produce and sell chemicals, primarily tall oil for use in numerous applications including bio-fuels.

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

In December 2013, we completed a $49.3 million capital project at our Stendal mill, referred to as “Project Blue Mill”, to increase production and efficiency through debottlenecking initiatives including the installation of an additional 46 MW steam turbine at the mill. The debottlenecking which, among other things, required a new turbine in order to enhance and efficiently utilize steam production was designed to increase the mill’s annual pulp production capacity by 30,000 ADMTs. The new turbine permits the mill to produce an additional 109,000 MWh annually of surplus renewable energy for sale at premium pricing.

In September 2010, we completed a $60.6 million capital project at our Celgar mill, referred to as the “Celgar Energy Project”, to increase the production of “green” energy and optimize its power generation capacity. Approximately $44.6 million of the project cost was financed by grants from the Canadian federal government. The project included the installation of a 48 MW condensing turbine which increased the mill’s installed generating capacity to 100 MW and upgraded its bark boiler and steam consuming facilities.

The following table sets out our electricity generation and surplus electricity sales for the five years ended December 31, 2015:

The following chart sets forth our consolidated revenues from electricity and chemical sales for the five years ended December 31, 2015:

German Mills

Our German mills participate in a program established pursuant to the Renewable Energy Act, which requires that public electric utilities give priority to electricity produced from renewable energy sources by independent power producers and pay a fixed tariff for such electricity for a period of 20 years. Such tariff expires December 31, 2019 for our Rosenthal mill and December 31, 2024 for our Stendal mill. Under the program, our German mills now sell their surplus energy to the local electricity grid at the rates stipulated by the Renewable Energy Act for biomass energy.

Since 2005, our German mills have also benefited from the sale of emission allowances under the European Union Carbon Emissions Trading Scheme, referred to as the “EU ETS”. However, our eligibility for special tariffs under the Renewable Energy Act has reduced the amount of emissions allowances granted to our German mills under the EU ETS.

In 2015, our Rosenthal and Stendal mills sold approximately 165,852 MWh and 500,050 MWh of electricity, respectively, for proceeds of $16.8 million and $46.7 million, respectively.

In 2015, our Rosenthal and Stendal mills generated $2.3 million and $9.4 million, respectively, from the sale of tall oil, a by-product of our production process. In 2014, our Rosenthal mill completed a capital project which allowed it to process and sell tall oil. We currently expect tall oil sales to increase in the future.

Celgar Mill

The Celgar mill has an electricity sales agreement with British Columbia Hydro and Power Authority, referred to as “B.C. Hydro”, for the sale of power generated, pursuant to which the mill agreed to supply a minimum of approximately 238,000 MWh of surplus electrical energy annually to the utility over a ten-year term. The agreement expires in 2020.

In 2015, our Celgar mill sold approximately 149,064 MWh of renewable electricity for proceeds of approximately $11.2 million.

In 2012, we initiated a claim against the Government of Canada under the North American Free Trade Agreement, referred to as “NAFTA”, relating to our investment in Celgar and unfair and discriminatory treatment regarding its ability to purchase and sell energy. See Item 3. “Legal Proceedings”.

In 2015, our Celgar mill’s energy costs benefited from a recovery of $6.1 million as a result of a successful appeal before the British Columbia Utilities Commission of certain elements of the mill’s energy purchase agreement.

Cash Production Costs

Consolidated cash production costs per ADMT for our pulp mills are set out in the following table for the periods indicated:

	Year Ended December 31,
	2015		2014		2013
Cash Production Costs	(per ADMT)	(%)	(per ADMT)	(%)	(per ADMT)	(%)
Fiber	$286	62	$332	62	$356	62
Labor	51	11	58	11	62	11
Chemicals	51	11	59	11	63	11
Energy	18	4	29	5	32	5
Other	59	12	57	11	64	11

Total cash production costs(1)	$465	100	$535	100	$577	100

(1)	Cash production costs per ADMT excludes depreciation and amortization.

Production Costs

Our major costs of production are fiber, labor, energy and chemicals. Fiber, comprised of wood chips and pulp logs, is our most significant operating expense, representing about 62% of our cash production costs. Given the significance of fiber to our total operating expenses and our limited ability to control its costs, compared with our other operating costs, volatility in fiber costs can materially affect our margins and results of operations.

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

In Germany, the price and supply of wood chips has been affected by increasing demand from alternative or renewable energy producers and government initiatives for carbon neutral energy. Declining energy prices, weaker economies or warm winters such as in 2014 and 2015 tempered the demand for wood chips resulting from initiatives by European governments to promote the use of wood as a carbon neutral energy. Over the long-term, we expect this non-traditional demand for fiber is likely to continue to increase.

In August 2012, Russia entered the World Trade Organization and, as a result, lowered its export tariffs for pine and spruce to 15% and 13%, respectively, which we believe has had a positive impact on European fiber supply.

During the past few years, certain customers have endeavored to purchase pulp that is produced using fiber that meets certain recognized wood certification requirements from forest certification agencies like FSC, PEFC, SFI-CSA. If the fiber we purchase does not meet certain wood certifications required by customers, it may make it more difficult or prevent us from selling our pulp to such customers. The chain of custody wood certification process is a voluntary process which allows a company to demonstrate that they use forest resources in accordance with strict principles and standards in the areas of sustainable forest management practices and environmental management. In an effort to procure wood only from sustainably managed sources, we employ an FSC Chain of Custody protocol for controlled wood and PEFC certification, which requires tracking of fiber origins and preparing risk based assessments regarding the region and operator. In the areas where we operate, we are actively engaged in the further development of certification processes. Although wood certification requirements continue to evolve and are not consistent from jurisdiction to jurisdiction, we currently do not expect certification requirements to have a material adverse impact on our fiber procurement and pulp sales.

Offsetting some of the increases in demand for wood fiber have been initiatives to increase harvest levels in Germany, particularly from small private forest owners. We believe that Germany has the highest availability of softwood forests in Europe suitable for harvesting and manufacturing. We believe private ownership of such forests is approximately 48%. Many of these forest ownership stakes are very small and have been harvested at rates much lower than their rate of growth. In 2013, per unit fiber prices in Germany increased by approximately 13%, mainly due to strong demand from the European board producers and sawmills, along with the increased demand for pellets due to an unusually cold winter. In addition to increased demand, high snow levels and summer floods in some areas in which we operate led to lower fiber supply levels during much of 2013. In 2014, our per unit fiber costs in Germany decreased by approximately 6% due to sawmills running at high rates, a stronger supply of logs and lower demand from pellet producers and board manufacturers. In 2015, our per unit fiber costs in Germany decreased by approximately 17% due to the strength of the U.S. dollar. In 2015, in local currency terms, average fiber prices in Germany were marginally lower as a result of a generally balanced wood market.

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

In 2015, the Rosenthal mill consumed approximately 1.8 million cubic meters of fiber. Approximately 64% of such consumption was in the form of sawmill wood chips and approximately 36% was in the form of pulp logs. The wood chips for the Rosenthal mill are sourced from approximately 34 sawmills located primarily in the states of Bavaria, Baden-Württemberg and Thüringia and are within a 300 kilometer radius of the Rosenthal mill. Within this radius, the Rosenthal mill is the largest consumer of wood chips. Given its location and size, the Rosenthal mill is often the best economic outlet for the sale of wood chips in the area. Approximately 63% of the fiber consumed by the Rosenthal mill is spruce and the remainder is pine. While fiber costs and supply are subject to cyclical changes largely in the sawmill industry, we expect that we will be able to continue to obtain an adequate supply of fiber on reasonably satisfactory terms for the Rosenthal mill due to its location and our long-term relationships with suppliers. We have not historically experienced any significant fiber supply interruptions at the Rosenthal mill.

Wood chips for the Rosenthal mill are normally sourced from sawmills under one-year contracts with quarterly adjustments for market pricing. Substantially all of our chip supply is sourced from suppliers with which we have long-standing relationships. Pulp logs are sourced from the state forest agencies in Thüringia, Saxony and Bavaria and from private and municipal forest owners. In addition, the Rosenthal mill buys relevant volumes from traders and via imports from the Czech Republic and Poland.

In 2015, the Stendal mill consumed approximately 3.3 million cubic meters of fiber. Approximately 27% of such fiber was in the form of sawmill wood chips and approximately 73% in the form of pulp logs. The core wood supply region for the Stendal mill includes most of the Northern and Western part of Germany within an approximate 300 kilometer radius of the mill. We also purchase wood chips from Southwestern and Southern Germany. The fiber consumed by the Stendal mill consisted of approximately 41% pine, 57% spruce and 2% other species in 2015. The Stendal mill has sufficient chipping capacity to fully operate solely using pulp logs, if required. We source pulp logs from private forest holders, municipal forest owners and from state forest agencies in Saxony-Anhalt, Mecklenburg-Western Pomerania, Saxony, Lower Saxony, North Rhine-Westphalia, Hesse, Brandenburg, Schleswig-Holstein, Rhineland Palatinate and the City of Berlin. The volumes are distributed at optimal costs between the mills. In addition, over the last three years, the Stendal mill also imported fiber from Poland and the Baltic Sea region.

In 2015, the Celgar mill consumed approximately 2.4 million cubic meters of fiber. Approximately 69% of such fiber was in the form of sawmill wood chips and the remaining 31% came from pulp logs processed through its woodroom or chipped by a third party. Celgar’s woodroom is able to process about 40% of the mill’s fiber needs. The source of fiber at the mill is characterized by a mixture of species (pine, douglas fir, hemlock, cedar and spruce) and the mill sources fiber from a number of Canadian and U.S. suppliers.

The availability of fiber for the Celgar mill is in large part influenced by the strength of the lumber market. Lumber markets are primarily driven by U.S. housing starts and, to a lesser degree, demand from China.

The Celgar mill has access to approximately 33 different chip suppliers from Canada and the U.S., representing approximately 69% of its total annual fiber requirements. The Celgar mill’s woodroom and third party chippers supplied the remaining 31% of the mill’s fiber requirements in 2015. Chips are purchased in Canada and the U.S. in accordance with chip purchase agreements. Generally, pricing is reviewed and adjusted periodically to reflect market prices. One of the longer-term contracts is a so-called “evergreen” agreement, where the contract remains in effect until one of the parties elects to terminate after providing the stipulated notice. All other contracts are generally for one year with quarterly adjustments or on three-month terms.

To secure the volume of pulp logs required by its woodroom, the Celgar mill has entered into pulp log supply agreements, which can range from three-month to one-year terms, with a number of different suppliers, many of whom are also contract chip suppliers to the mill. All of the pulp log agreements can be terminated by either party for any reason, upon seven days’ written notice. The Celgar mill also purchased two non-renewable licenses at a cost of $1.3 million, which will provide saw logs to sawmills in the area and pulp logs for the Celgar mill to use. The Celgar mill also bids on British Columbia timber sales from time to time.

In 2015, our Celgar mill’s per unit fiber costs were flat compared to 2014, as the strength of the dollar largely offset higher prices in local currency terms. However, in Canadian dollar terms, in 2015 average fiber prices for our Celgar mill were approximately 17% higher than in 2014, due to the impact of a stronger U.S. dollar, as a portion of our Celgar mill’s fiber is sourced in U.S. dollars, and due to increased demand for chips in our Celgar mill’s procurement area from coastal pulp mills.

Labor

Our labor costs are generally steady, with small overall increases due to inflation in wages and health care costs. Over the last three years, we have been able to largely offset such increases by increasing our efficiencies and production and streamlining operations.

Energy

Our energy is primarily generated from renewable carbon neutral sources, such as black liquor and wood waste. Our mills produce all of our steam requirements and generate excess energy which we sell to third party utilities. In 2015, we generated 1,846,842 MWh and sold 814,966 MWh of surplus energy. See also “– Generation and Sales of ‘Green’ Energy and Chemicals at our Mills”. We utilize fossil fuels, such as natural gas, primarily in our lime kilns and we use a limited amount for start-up and shut-down operations. Additionally, from time to time, mill process disruptions occur and we consume small quantities of purchased electricity and fossil fuels to maintain operations. As a result, all of our mills are subject to fluctuations in the prices for fossil fuels.

Chemicals

Our mills use certain chemicals which are generally available from several suppliers and sourcing is primarily based upon pricing and location. Our chemical costs have declined over the last three years through improved efficiencies and capital expenditures and the strength of the dollar.

In connection with our focus on the growing bio-energy market, we sell tall oil, a by-product of our production process which is used as both a chemical additive and as a “green” energy source. In 2015, we generated $11.7 million from the sale of tall oil.

Sales, Marketing and Distribution

Our pulp revenues by geographic area are set out in the following table for the periods indicated:

	Year Ended December 31,
	2015	2014	2013
Revenues by Geographic Area	(in thousands)
Germany	$344,843	$346,879	$321,711
Italy	53,919	80,730	65,654
Other European Union countries(1)	210,218	250,952	224,988
United States	15,453	39,146	30,404
China	266,632	276,848	300,827
Other Asia	43,981	69,711	49,855
Other countries	11,191	9,366	2,748

Total(2)	$946,237	$1,073,632	$996,187

(1)	Not including Germany or Italy; includes new entrant countries to the European Union from their time of admission.
(2)	Excluding intercompany sales.

The following charts illustrate the geographic distribution of our pulp revenues as a percentage of our total pulp revenues for the periods indicated:

*Not including Germany or Italy; includes new entrant countries to the European Union from their time of admission.

The distribution of our pulp sales by end use are set out in the following table for the periods indicated:

	Year Ended December 31,
	2015	2014	2013
	(in thousands of ADMTs)
Tissue	501	542	523
Specialty	227	205	181
Printing & Writing	716	705	662
Other	19	34	74

	1,463	1,486	1,440

Our global sales and marketing group is responsible for conducting all sales and marketing of the pulp produced at our mills and currently has approximately 14 employees. This group largely handles all European and North American sales directly. Sales to Asia are made directly or through commission agents overseen by our sales group. The global sales and marketing group handles sales to approximately 190 customers. We coordinate and integrate the sales and marketing activities of our German mills to realize on a number of synergies between them. These include reduced overall administrative and personnel costs and coordinated selling, marketing and transportation activities. We also coordinate sales from the Celgar mill with our German mills on a global basis, thereby providing our larger customers with seamless service across all major geographies. In marketing our pulp, we seek to establish long-term relationships by providing a competitively priced, high-quality, consistent product and excellent service. In accordance with customary practice, we maintain long-standing relationships with our customers, pursuant to which we periodically reach agreements on specific volumes and prices.

Our pulp sales are on customary industry terms. At December 31, 2015, we had no material payment delinquencies. In 2015, one customer through several of its operations accounted for 16% of our pulp sales. In 2014, one customer through several of its operations accounted for 13% of our pulp sales. In 2013, two customers through several of their operations accounted for 10% and 11%, respectively, of our pulp sales. We do not believe our pulp sales are dependent upon the activities of any single customer and the loss of any single customer would not have a material adverse effect on us.

Our sales to tissue and specialty paper product manufacturers were approximately 50% of our pulp sales in 2015 and 2014 and about 49% of our pulp sales in 2013. Generally tissue producer customers are not as sensitive to cyclical declines in demand caused by downturns in economic activity. The balance of our sales was to other paper product manufacturers.

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

The Celgar mill’s pulp is transported to customers by rail, truck and ocean carrier to ensure timely delivery. The majority of Celgar’s pulp for overseas markets is initially delivered primarily by rail to the Port of Vancouver for shipment overseas by ocean carrier. Based in Western Canada, the Celgar mill is well positioned to service Asian customers. The majority of the Celgar mill’s pulp for domestic markets is shipped by rail directly to the customer or to third party warehouses in the U.S. In 2015, we established a logistics and reload center near Trail, British Columbia. The center provides us with additional warehouse space for our Celgar mill and greater transportation flexibility in terms of access to rail and trucking options.

In each of 2015, 2014 and 2013, outbound transportation costs comprised approximately 9% of our total consolidated cost of sales. Generally, in recent years, our transportation costs have decreased due to the positive impact of a stronger dollar, decreases in fuel costs and higher shipping capacity. We have also taken initiatives to target sales to the most “freight logical” customers.

Capital Expenditures

In 2015, we continued with our capital investment programs designed to increase pulp, “green” energy and chemical generation, reduce costs and improve efficiency and environmental performance at our mills. The improvements made at our mills over the years have increased the competitive position of our facilities.

Total capital expenditures at our mills (excluding any related governmental grants) are set out in the following table for the periods indicated:

	Year Ended December 31,
	2015	2014	2013
	(in thousands of dollars)
Rosenthal	$15,690	$16,624	$8,385
Stendal	18,490	8,700	32,524
Celgar	12,356	9,288	4,798

Total	$46,536	$34,612	$45,707

Capital investments at the Rosenthal mill in 2015 related to a wastewater reduction project consisting of an evaporation plant upgrade and completion of an automated chip storage project. In 2014, they related primarily to the automated chip storage project and a tall oil project. In 2013, capital expenditures at the Rosenthal mill related primarily to the completion of the recovery upgrade project and the replacement of capital.

Capital investments at the Stendal mill in 2015 related primarily to a wastewater reduction project consisting of an evaporation plant upgrade. In 2014, they related primarily to the evaporation plant upgrade. In 2013, capital investments at the Stendal mill related primarily to Project Blue Mill, which was completed in December 2013. Project Blue Mill required $49.3 million in capital expenditures, which was primarily funded through approximately €11.3 million ($15.0 million) of non-refundable German government grants, a €17.0 million ($22.2 million) five-year amortizing secured term debt facility, operating cash flow of the Stendal mill and shareholder contributions.

Certain of our capital investment programs in Germany were partially financed through government grants made available by German federal and state governments. Under legislation adopted by the federal and certain state governments of Germany, government grants are provided to qualifying businesses operating in Eastern Germany to finance capital investments. The grants are made to encourage investment and job creation. For example, the government grants received in connection with Project Blue Mill require us to maintain the employment of core employees for five years after completion of the project, among certain other terms. Previously, government grants were available for up to 35% of the cost of qualified investments. These grants at the 35% of cost level required that at least one permanent job be created for each €0.5 million ($0.6 million) of capital investment eligible for such grants and that such jobs be maintained for a period of five years from the completion of the capital investment project. Generally, government grants are not repayable by a recipient unless such recipient fails to complete the proposed capital investment or, if applicable, fails to create or maintain the requisite amount of jobs or comply with other applicable terms. In the case of such failure, the government is entitled to revoke the grants and seek repayment unless such failure resulted from material unforeseen market developments beyond the control of the recipient, in which case the government may refrain from reclaiming previous grants. Pursuant to legislation in effect at the time, the Stendal mill recorded approximately $350.0 million of government grants. We believe that we are currently in compliance in all material respects with all of the terms and conditions governing the government grants we have received in Germany. See Item 3. “Legal Proceedings”.

The following table sets out, as at the dates indicated, the effect of government grants on the recorded value of such assets in our Consolidated Balance Sheets:

	As at December 31,
	2015	2014	2013
	(in thousands)
Property, plant and equipment, gross amount less amortization	$1,015,569	$1,188,195	$1,403,990
Less: government grants less amortization	(253,178)	(305,045)	(365,359)

Property, plant and equipment, net (as shown on the Consolidated Balance Sheet)	$762,391	$883,150	$1,038,631

The following table sets forth, as at the dates indicated, the gross amount of all government grants we have received and capitalized in our balance sheet, the associated amortization and the resulting net balance we include in our property, plant and equipment:

	As at December 31,
	2015	2014	2013
	(in thousands)
Government grants – gross(1)	$475,142	$532,696	$600,158
Less: Accumulated amortization	(221,964)	(227,651)	(234,799)

Government grants less accumulated amortization	$253,178	$305,045	$365,359

(1)	Grants were received in euros and Canadian dollars and amounts change when translated into dollars as a result of changes in currency exchange rates.

Qualifying capital investments at industrial facilities in Germany that reduce effluent discharges offset wastewater fees that would otherwise be required to be paid. For more information about our environmental capital expenditures, see “– Environmental”.

In 2015, capital investments at the Celgar mill included a logistics and reload center and other maintenance projects. In 2014, they included a new chip screening project, the logistics and reload center and maintenance projects. In 2013, capital expenditures at the Celgar mill related primarily to a variety of maintenance projects.

In January 2014, we commenced the implementation of a new enterprise resource planning, or “ERP”, system to replace our existing business software applications at an estimated cost of $12.0 million. The project was designed to be completed in stages over the following two years. The ERP system installation will replace a suite of existing legacy systems which, while functional, will begin becoming obsolete in the near future. The ERP solution introduces state-of-the-art, end-to-end business solutions that will provide automation for most aspects of our business including finance, payroll, inventory management, sales, fiber management, supply chain, business analytics and forecasting.

To assist us through the implementation, we have engaged third party advisors with extensive experience in ERP implementations using contemporary systems implementation methodologies that will address not only the technical complexities of such an implementation but also assist with maintaining internal controls over financial reporting.

Excluding costs for projects financed through government grants, capital expenditures, including ERP expenditures, in 2016 are expected to be approximately $56.0 million, comprised principally of approximately:

•	$18.2 million at the Rosenthal mill for the retrofit of the lime kiln, a rail acceptance system for logs and other maintenance projects;

•	$16.2 million at the Stendal mill for the replacement of mobile equipment and other maintenance projects;

•	$20.3 million at the Celgar mill for maintenance projects and the purchase of equipment for our second pass harvesting project; and

•	$1.3 million for continuing implementation of our ERP software across the entire company.

Innovation

We are well positioned to capitalize on our expertise with fiber and its processing to expand our product mix and into new markets. Accordingly, we have a number of initiatives focused on developing innovative new products that are based on derivatives of the kraft pulping process. Currently these derivatives are focused in two broad categories:

•	the further refinement of materials contained in black liquor, the extractive chemical and lignin containing compounds that are a result of the kraft pulping process; and

•	the further refinement of cellulose materials that are currently the basis of NBSK pulp.

We are working on some of these initiatives on our own and some with industry associations and others with joint venture partners. Currently, one of the more well-developed of these projects is a cellulose derivative generally referred to in the industry as “cellulose filaments”. Cellulose filaments are the result of a new process that unbinds the individual filaments that make up a cellulose fiber. In northern softwoods, there are approximately 1,000 filaments making up a single fiber. The filaments resulting from this patented process are long, ribbon-like structures that have unique strength characteristics similar to other chemical derivatives, such as aramids. We believe that this material may have commercial potential in many applications, including strength enhancers, solution stabilizers and specialty solutions for numerous other industries.

We are part of an industry association that has made considerable progress in developing a particular manufacturing process. We, along with other member companies, including certain other NBSK producers, have license rights to further develop and market existing intellectual property registered under patent to our industry association. The association and one of its member companies have constructed a pilot production facility and we have access to its product for development purposes. While there remains much work to be done, we continue to be encouraged with the results to date and intend to continue to expend resources to develop this technology, both individually and in joint development arrangements with third parties. We currently estimate expenditures totaling approximately $0.5 million in 2016.

Such research and development is still at an early stage and there has been no commercialization of any products to date. We currently estimate it may take between two and four years before we can determine if product applications can be commercialized. However, there can be no assurance that such research and development will ever result in commercialization or the production or sales of any products by us at a profit or at all.

We have also worked with suppliers to develop new customized forms of railcars in Germany designed to better handle the transportation of logs and chips to our German mills. These customized cars are larger than existing ones and are expected to reduce transportation and handling costs at our German mills. We expect to take delivery of about 300 to 400 cars over the next 18 months.

We have also worked with equipment suppliers to develop innovative logging equipment to permit us to effect second pass harvesting in the fiber procurement area for the Celgar mill. Such equipment includes customized processing and chipping equipment and trailers for haulage.

Environmental

Our operations are subject to a wide range of environmental laws and regulations, dealing primarily with water, air and land pollution control. We devote significant management and financial resources to comply with all applicable environmental laws and regulations. In particular, the operation of our plants is subject to permits, authorizations and approvals and we have to comply with certain emission limits. Compliance with these requirements is monitored by local authorities and non-compliance may result in administrative orders, fines or closures of the non-compliant mill. Our total capital expenditures on environmental projects at our mills were approximately $19.4 million in 2015, approximately $6.1 million in 2014 and approximately $1.9 million in 2013. In 2016, capital expenditures for environmental projects are expected to be approximately $1.3 million. These capital expenditures are expected to reduce wastewater fees and upgrade the effluent system.

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

Climate Change

Over the past several years, changing weather patterns and climatic conditions due to natural and man-made causes have added to the unpredictability and frequency of natural disasters, such as hurricanes, earthquakes, hail storms, wildfires, snow storms and ice storms, which could also affect our operations, including variations in the cost and availability of raw materials, such as fiber. However, as there are differing scientific studies relating to the severity, extent and speed at which climate change is occurring, we cannot identify and predict all of the consequences of climate change on our business and operations.

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

In Germany, the price and supply of wood residuals have been affected by an increasing demand from alternative or renewable energy producers and governmental initiatives for carbon neutral energy. Declining energy prices, weaker economies or warm winters such as in 2015 and 2014 temper the demand for wood chips resulting from initiatives by European governments to promote the use of wood as a carbon neutral energy. Over the long term, this non-traditional demand for fiber is expected to increase in Europe. Additionally, the growing interest and focus in British Columbia for renewable “green” energy is also expected to create additional competition for such fiber in that region over time. Such additional demand for wood residuals may increase the competition and prices for wood residuals over time.

Governmental action or legislation may also have an important effect on the demand and prices for wood residuals. As governments pursue “green” energy initiatives, they risk creating incentives and demand for wood residuals from renewable energy producers that “cannibalizes” or adversely affects traditional users, such as lumber and pulp and paper producers. We are continually engaged in dialogue with governments to educate and try to ensure potential initiatives recognize the traditional and continuing role of our mills in the overall usage of forestry resources and the economies of local communities.

Other potential negative consequences from climate change that over time may affect our business include:

•	a greater susceptibility of northern softwood forests to disease, fire and insect infestation;

•	the disruption of transportation systems and power supply lines due to more severe storms;

•	the loss of fresh water transportation for logs and pulp due to lower water levels;

•	decreases in the quantity and quality of processed water for our mill operations;

•	the loss of northern softwood forests in areas in sufficient proximity to our mills to competitively acquire fiber; and

•	lower harvest levels decreasing the supply of harvestable timber and, as a consequence, wood residuals.

Human Resources

We currently employ approximately 1,469 people. We have approximately 1,028 employees working in our German operations, including our wood procurement, transportation and sales subsidiaries. In Canada, we have approximately 441 employees, of which 21 are employed at our Vancouver, British Columbia, office.

Rosenthal employs approximately 438 people, the majority of whom are bound by a collective agreement. In July 2015, the Rosenthal mill revised its collective agreement for a two-year period until June 2017. The agreement provides for an initial 2.4% wage increase and a subsequent increase of 2.4% in September 2016.

Stendal employs approximately 584 people, the majority of which are bound by a collective agreement. In 2011, Stendal entered into a seven-year collective agreement, effective July 2011 and expiring in 2018. Since, prior to entering into this collective agreement, Stendal’s employees had relatively lower wages compared to their peers at other German pulp mills, this agreement provided for an approximately 5.5% wage increase in 2012 and a further 2.5% minimum annual wage increase from 2013 to 2015.

Celgar employs approximately 420 people, the majority of which are bound by a collective agreement. Celgar entered into a five-year collective agreement with its hourly workers in 2012, which expires in April 2017. The agreement provided for lump sum payments of C$3,750 for all active employees in 2012 and 2013 and wage increases of 2.0%, 2.5% or 3.0% in each of 2014, 2015 and 2016.

We consider the relationships with our employees to be good. Although no assurances can be provided, we have not had any significant work stoppages at any of our operations and we would therefore expect to enter into new labor agreements with our workers when the current labor agreements expire without any significant work stoppages.

Our directors and senior managers have extensive experience in the pulp and forestry industries, along with experienced managers at all of our mills. Our management has a proven track record of implementing new initiatives and capital projects in order to reduce costs throughout our operations as well as identifying and harnessing new revenue opportunities.

Description of Certain Indebtedness

The following summarizes certain material provisions of: (i) our 2019 and 2022 Senior Notes; (ii) our Stendal Revolving Credit Facility; (iii) our credit facilities related to our Rosenthal mill; and (iv) the Celgar Working Capital Facility. The summaries are not complete and are qualified by reference to the applicable documents and the applicable amendments to such documents on file with the SEC and incorporated by reference herein.

2019 and 2022 Senior Notes

On November 26, 2014, we issued $250.0 million in aggregate principal amount of 7.000% Senior Notes due 2019, referred to as the “2019 Senior Notes”, and $400.0 million in aggregate principal amount of 7.750% Senior Notes due 2022, referred to as the “2022 Senior Notes” and, together with the 2019 Senior Notes, the “2019 and 2022 Senior Notes”, to refinance our previously outstanding 9.50% Senior Notes due 2017, Stendal’s senior project finance facility and Stendal’s amortizing term facility for Project Blue Mill.

The 2019 Senior Notes mature on December 1, 2019 and interest on the 2019 Senior Notes is payable semi-annually in arrears on each June 1 and December 1. Interest is payable to holders of record of the 2019 Senior Notes on the immediately preceding May 15 and November 15 and is computed on the basis of a 360-day year consisting of twelve 30-day months. The 2022 Senior Notes mature on December 1, 2022 and interest on the 2022 Senior Notes is payable semi-annually in arrears on each June 1 and December 1. Interest is payable to holders of record of the 2022 Senior Notes on the immediately preceding May 15 and November 15 and is computed on the basis of a 360-day year consisting of twelve 30-day months.

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

The indentures governing the 2019 and 2022 Senior Notes contain covenants limiting, among other things, our ability and the ability of our restricted subsidiaries to: incur additional indebtedness or issue preferred stock; pay dividends or make other distributions to our shareholders; purchase or redeem capital stock or subordinated indebtedness; make investments; create liens; incur restrictions on the ability of our restricted subsidiaries to pay dividends or make other payments to us; sell assets; consolidate or merge with or into other companies or transfer all or substantially all of our assets; and engage in transactions with affiliates. As of December 31, 2015, all of our subsidiaries are restricted subsidiaries.

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

As at December 31, 2015, $250.0 million in aggregate principal amount of 2019 Senior Notes and $400.0 million in aggregate principal amount of 2022 Senior Notes were outstanding.

Stendal Revolving Credit Facility

On November 25, 2014, our Stendal mill entered into a €75.0 million revolving credit facility, referred to as the “Stendal Revolving Credit Facility”, with a syndicate of four banks as original lenders. The principal terms of the Stendal Revolving Credit Facility are as follows:

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

•

The facility contains financial maintenance covenants which are tested semi-annually on June 30 and December 31, which require Stendal to maintain (i) a leverage ratio of “net debt” (excluding shareholder loans) to EBITDA of not greater than 2.50:1.00, (ii) an interest coverage ratio (EBITDA to interest expense) of not less than 1.20:1.00 and (iii) a current ratio (current assets to current liabilities) of at least 1.10:1.00.

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

•

Pursuant to the facility, Stendal has provided €8.5 million as partial cash collateral for variable-to-fixed interest rate swaps, referred to as the “Stendal Interest Rate Swap Contract”, and such contract shares pari passu in the security for the Stendal Revolving Credit Facility. For further information related to the Stendal Interest Rate Swap Contract, see Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” and the notes to our consolidated financials included herein.

•

The facility contains other customary restrictive covenants which, among other things, govern the ability of Stendal to incur liens, sell assets, incur indebtedness, make investments, enter into joint ventures, change its business and issue, repurchase or redeem shares. The facility also contains customary events of default.

Rosenthal Credit Facilities

Our Rosenthal mill has the following credit facilities:

•

a €25.0 million revolving working capital facility which we extended in 2016 to mature in October 2019, referred to as the “Rosenthal Loan Facility”. The Rosenthal Loan Facility consists of a revolving credit facility which may be utilized by way of cash advances or advances by way of letter of credit or bank guarantees. The interest payable on cash advances is Euribor plus 2.95%, plus certain other costs incurred by the lenders in connection with the facility. Each cash advance is to be repaid on the last day of the respective interest period and in full on the termination date and each advance by way of a letter of credit or bank guarantee shall be repaid on the applicable expiry date of such letter of credit or bank guarantee. An interest period for cash advances shall be one, three or six months or any other period as Rosenthal and the lenders may determine. There is also a 0.90% per annum commitment fee on the unused and uncancelled amount of the revolving facility which is payable semi-annually in arrears. This facility is secured by a first ranking security interest on the inventories and receivables of Rosenthal. It also provides Rosenthal with a hedging facility relating to the hedging of the interest, currency and pulp prices as they affect Rosenthal pursuant to a strategy agreed to by Rosenthal and the lender from time to time. As at December 31, 2015, €3.1 million was supporting bank guarantees, leaving approximately €21.9 million available under this facility; and

•

a €5.0 million revolving credit facility for our Rosenthal mill which bears interest at the rate of the three-month Euribor plus 2.5%. Borrowings under this agreement are secured by certain land at the Rosenthal mill. The facility matures in December 2018.

Celgar Working Capital Facility

Our Celgar mill’s C$40.0 million revolving credit facility with a Canadian bank, referred to as the “Celgar Working Capital Facility”, matures on May 2, 2019. The facility is available by way of: (i) Canadian and U.S. denominated advances, which bear interest at a designated prime rate per annum, (ii) banker’s acceptance equivalent loans, which bear interest at the applicable Canadian dollar banker’s acceptance plus 1.50% per annum and (iii) U.S. dollar LIBOR advances, which bear interest at LIBOR plus 1.50% per annum. The facility includes a C$3.0 million sub-limit for letters of credit. Celgar is required to pay 0.25% per annum on unused availability under the facility and 1.25% per annum on issued but undrawn letters of credit. The availability of the facility is subject to a borrowing base limit that is based on the Celgar mill’s eligible receivable and inventory levels from time to time. The Celgar Working Capital Facility is secured by, among other things, a first priority charge on the inventories and receivables of Celgar. The facility is guaranteed by Mercer Inc. and all material subsidiaries of Celgar. The facility includes a springing financial covenant, which is measured when excess availability under the facility is less than C$5.0 million and which requires Celgar to comply with a 1.10:1.00 fixed charge coverage ratio. The facility also contains restrictive covenants which, among other things, restrict the ability of Celgar to declare and pay dividends, incur indebtedness, incur liens and make payments on subordinated debt. The facility contains customary events of default.

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

There are a number of important factors, many of which are beyond our control that could cause actual conditions, events or results to differ significantly from those described in the forward-looking statements. These factors include, but are not limited to, the following:

•	our business is highly cyclical;

•

a weakening of the global economy, including capital and credit markets, could adversely affect our business and financial results and have a material adverse effect on our liquidity and capital resources;

•	our level of indebtedness could negatively impact our financial condition, results of operations and liquidity;

•	cyclical fluctuations in the price and supply of our raw materials, particularly fiber, could adversely affect our business;

•	we face intense competition in our markets;

•	we are exposed to currency exchange rate fluctuations;

•

we are subject to extensive environmental regulation and we could incur substantial costs as a result of compliance with, violations of or liabilities under applicable environmental laws and regulations;

•	our business is subject to risks associated with climate change and social and government responses thereto;

•

our new ERP system may cost more than expected, be delayed, fail to perform as planned and interrupt operational transactions during and following the implementation, which could adversely affect our operations and results of operations;

•	we periodically use derivatives to manage certain risks which has caused significant fluctuations in our operating results;

•	our operations require substantial capital and we may be unable to maintain adequate capital resources to provide for such capital requirements;

•	future acquisitions may result in additional risks and uncertainties in our business;

•

changes in credit ratings issued by nationally recognized statistical rating organizations could adversely affect our cost of financing and have an adverse effect on the market price of our securities;

•	we rely on government grants and participate in German statutory energy programs;

•	we are subject to risks related to our employees;

•	we are dependent on key personnel;

•	we may experience material disruptions to our production (including as a result of, among other things, planned and unplanned maintenance downtime);

•	if our long-lived assets become impaired, we may be required to record non-cash impairment charges that could have a material impact on our results of operations;

•	we may incur losses as a result of unforeseen or catastrophic events, including the emergence of a pandemic, terrorist attacks or natural disasters;

•	our insurance coverage may not be adequate;

•	we rely on third parties for transportation services;

•	failures or security breaches of our information technology systems could disrupt our operations and negatively impact our business;

•	the price of our common stock may be volatile;

•	a small number of our shareholders could significantly influence our business;

•

our international sales and operations are subject to applicable laws relating to trade, export controls and foreign corrupt practices, the violation of which could adversely affect our operations; and

•	we are exposed to interest rate fluctuations.

From time to time, we also provide forward-looking statements in other materials we release as well as oral forward-looking statements. Such statements give our current expectations or forecasts of future events; they do not relate strictly to historical or current facts.

Statements in the future tense, and all statements accompanied by terms such as “may”, “will”, “believe”, “project”, “expect”, “estimate”, “assume”, “intend”, “design”, “anticipate”, “plan”, “should” and variations thereof and similar terms are intended to be forward-looking statements as defined by federal securities law. You can find examples of these statements throughout this annual report on Form 10-K, including in the description of business in Item 1. “Business” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. While these forward-looking statements reflect our best estimates when made, the following risk factors could cause actual results to differ materially from estimates or projections.

We intend that all forward-looking statements we make will be subject to safe harbor protection of the federal securities laws pursuant to Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended.

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

The pulp business is highly cyclical in nature and markets are characterized by periods of supply and demand imbalance, which in turn can materially affect prices. Pulp markets are sensitive to cyclical changes in the global economy, industry capacity and foreign exchange rates, all of which can have a significant influence on selling prices and our operating results. The length and magnitude of industry cycles have varied over time but generally reflect changes in macro-economic conditions and levels of industry capacity. Pulp is a commodity that is generally available from other producers. Because commodity products have few distinguishing qualities from producer to producer, competition is generally based upon price, which is generally determined by supply relative to demand.

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

Currently, there have been publicly announced significant increases to expand chemical pulp capacity worldwide. Producers have announced projects to increase hardwood kraft pulp capacity by an aggregate of about 3.6 million ADMTs in 2016 and 2017, primarily in South America and Asia. Further capacity increases of about 2.7 million ADMTs have been announced for 2018. This increase in bleached hardwood kraft pulp is largely targeted at the growing demand for pulp in developing markets, particularly in China, by producers of tissues, specialty papers and packaging. If such additional bleached hardwood kraft pulp supply is not absorbed by such demand growth, as a result of generally lower prices for bleached hardwood kraft pulp, this supply increase could put downward pressure on NBSK pulp prices.

Producers have also announced increases to NBSK pulp capacity in 2016 and 2017 of an estimated 1.1 million ADMTs, along with another 0.8 million ADMTs of southern softwood and fluff pulp capacity. Further capacity increases of about 0.9 million ADMTs have been announced for 2018. At this time, we cannot predict how much of the publicly announced capacity will come on line and when. If such new capacity, particularly for NBSK pulp, is not absorbed in the market or offset by curtailments or closures of older, high-cost NBSK pulp mills, the increase could put downward pressure on NBSK pulp prices and materially adversely affect our results of operations, margin, and profitability.

Demand for pulp has historically been determined primarily by general global macroeconomic conditions and has been closely tied to overall business activity. NBSK pulp prices have been and are likely to continue to be volatile and can fluctuate widely over time. Between 2005 and 2015, European list prices for NBSK pulp have fluctuated between a low of approximately $575 per ADMT in 2009 to a high of $1,030 per ADMT in 2011.

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

A weakening of the global economy, including capital and credit markets, could adversely affect our business and financial results and have a material adverse effect on our liquidity and capital resources.

As demand for pulp has principally historically been determined by general global macroeconomic activities, demand and prices for our product have historically decreased substantially during economic slowdowns. A significant economic downturn may affect our sales and profitability. Further, our suppliers and customers may also be adversely affected by an economic downturn. Additionally, restricted credit and capital availability restrains our customers’ ability or willingness to purchase our products resulting in lower revenues. Depending on their severity and duration, the effects and consequences of a global economic downturn could have a material adverse effect on our liquidity and capital resources, including our ability to raise capital, if needed, and otherwise negatively impact our business and financial results.

Our level of indebtedness could negatively impact our financial condition, results of operations and liquidity.

As of December 31, 2015, we had approximately $638.0 million of indebtedness outstanding. We may also incur additional indebtedness in the future. Our high debt levels may have important consequences for us, including, but not limited to the following:

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

Our ability to repay or refinance our indebtedness will depend on our future financial and operating performance. Our performance, in turn, will be subject to prevailing economic and competitive conditions, as well as financial, business, legislative, regulatory, industry and other factors, many of which are beyond our control. Our ability to meet our future debt service and other obligations may depend in significant part on the extent to which we can successfully implement our business strategy. We cannot assure you that we will be able to implement our strategy fully or that the anticipated results of our strategy will be realized. Over the next several years, we will require financing to refinance maturing debt obligations (unless extended), and such refinancing may not be available on favorable terms or at all.

Cyclical fluctuations in the price and supply of our raw materials, particularly fiber, could adversely affect our business.

Our main raw material, which is fiber in the form of wood chips and pulp logs, represents approximately 62% of our cash production costs. Fiber is a commodity and both prices and supply are cyclical. Fiber pricing is subject to regional market influences and our costs of fiber may increase in a region as a result of local market shifts. The cost of wood chips and pulp logs is primarily affected by the supply and demand for lumber. Demand for these raw materials is generally determined by the volume of pulp and paper products produced globally and regionally. Governmental regulations related to the environment, forest stewardship and “green” or renewable energy can also affect the supply of fiber. In Germany, governmental initiatives to increase the supply of renewable energy have led to more renewable energy projects in Europe, including Germany. Demand for wood residuals from such energy producers, combined with lower harvesting rates, has generally put upward pressure on prices for wood residuals, such as wood chips, in Germany and its neighboring countries. This has resulted in higher fiber costs for our German mills and such trend could continue to put further upward pressure on wood chip prices. Wood chip supply in Germany was stable during the course of 2014 and 2015 due to stable sawmill production and lower demand from pellet producers and board manufacturers; however, there is no assurance that wood chip supply will continue to be stable or that supply will not be reduced or that fiber costs will not increase in the future.

Similarly, North American sawmill activity declined significantly during the recession, reducing the supply of chips and availability of pulp logs to our Celgar mill. Additionally, North American energy producers are exploring the viability of renewable energy initiatives and governmental initiatives in this field are increasing, all of which could lead to higher demand for sawmill residual fiber, including chips. A recovery in U.S. housing starts, which commenced in the latter part of 2012 and has continued through 2015, resulted in increased sawmill activity. This increased the supply of wood chips for the Celgar mill and reduced its need for pulp logs, which are generally a higher cost for the mill than wood chips. Sawmill activity was stable in Canada during 2014 and 2015; however, there is no assurance that sawmill activity will continue to remain stable or that fiber prices will not increase in the future.

Availability of fiber may be further limited by adverse responses to and prevention of wildfires, weather, insect infestation, disease, ice storms, wind storms, flooding and other natural causes. In addition, the quantity, quality and price of fiber we receive could be affected by man-made causes such as those resulting from industrial disputes, material curtailments or shut-down of operations by suppliers, government orders and legislation (including new taxes or tariffs). Any or a combination of these can affect fiber prices in a region.

The cyclical nature of pricing for fiber represents a potential risk to our profit margins if pulp producers are unable to pass along price increases to their customers or we cannot offset such costs through higher prices for our surplus energy.

We do not own any timberlands or have any material long-term governmental timber concessions and we currently have few long-term fiber contracts at our German operations. Fiber is available from a number of suppliers and we have not historically experienced material supply interruptions or substantial sustained price increases. However, our requirements have increased and may continue to do so as we expand capacity through capital projects or other efficiency measures at our mills. As a result, we may not be able to purchase sufficient quantities of these raw materials to meet our production requirements at prices acceptable to us during times of tight supply. An insufficient supply of fiber or reduction in the quality of fiber we receive would materially adversely affect our business, financial condition, results of operations and cash flow.

In addition to the supply of fiber, we are, to a lesser extent, dependent on the supply of certain chemicals and other inputs used in our production facilities. Any disruption in the supply of these chemicals or other inputs could affect our ability to meet customer demand in a timely manner and could harm our reputation. Any material increase in the cost of these chemicals or other inputs could have a material adverse effect on our business, results of operations, financial condition and cash flows.

We face intense competition in our markets.

We sell our pulp globally, with a large percentage sold in Europe, Asia and North America. The markets for pulp are highly competitive. A number of other global companies compete in each of these markets and no company holds a dominant position. Our pulp is considered a commodity because many companies produce similar and largely standardized products. As a result, the primary basis for competition in our markets has been price. Many of our competitors have greater resources and lower leverage than we do and may be able to adapt more quickly to industry or market changes or devote greater resources to the sale of products than we can. There can be no assurance that we will continue to be competitive in the future. Prices for our products are affected by many factors outside of our control and we have no influence over the timing and extent of price changes, which are often volatile. Our ability to maintain satisfactory margin depends, in large part, on managing our costs, particularly raw material and energy costs which represent significant components of our operating costs and can fluctuate based upon factors beyond our control.

The global pulp market has historically been characterized by considerable swings in prices which have and will result in variability in our earnings.

We are exposed to currency exchange rate fluctuations.

We have manufacturing operations in Germany and Canada. Most of the operating costs and expenses of our German mills are incurred in euros and those of our Celgar mill in Canadian dollars. However, the majority of our sales are in products quoted in dollars. Our results of operations and financial condition are reported in dollars. As a result, our costs generally benefit from a strengthening dollar but are adversely affected by a decrease in the value of the dollar relative to the euro and to the Canadian dollar. Such shifts in currencies relative to the euro and the Canadian dollar reduce our operating margins and the cash flow available to fund our operations and to service our debt. This could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Further, while a strengthening dollar generally lowers our costs and expenses, it increases the cost of NBSK pulp to our customers and generally puts downward pressure on pulp prices and reduces our energy and chemical sales revenues as they are sold in euros and Canadian dollars.

Although we report in dollars, we hold certain assets and liabilities, including our mills, in euros and Canadian dollars. We translate foreign denominated assets and liabilities into dollars at the rate of exchange on the balance sheet date. Equity accounts are translated using historical exchange rates. Unrealized gains or losses from these translations are recorded in our Consolidated Statement of Comprehensive Income (Loss) and do not affect our net earnings, operating income or Operating EBITDA.

Certain intercompany dollar advances between Mercer Inc. and its foreign subsidiaries are held in euros. When such advances are translated by the subsidiaries into dollars at the end of each reporting period, the gains or losses thereon are reflected in net earnings.

We are subject to extensive environmental regulation and we could incur substantial costs as a result of compliance with, violations of or liabilities under applicable environmental laws and regulations.

Our operations are subject to numerous environmental laws and regulations as well as permits, guidelines and policies relating to the protection of the environment. These laws, regulations, permits, guidelines and policies govern, among other things:

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

We have incurred, and we expect to continue to incur, significant capital, operating and other expenditures as a result of complying with applicable environmental laws and regulations.

Further, enactment of new environmental laws or regulations, changes in existing laws or regulations or the interpretation of these laws and regulations might require significant capital expenditures. We may be unable to generate sufficient funds or access other sources of capital to fund unforeseen environmental liabilities or expenditures.

Our business is subject to risks associated with climate change and social and government responses thereto.

Our operations and those of our suppliers are subject to climate change variations which can impact the productivity of forests, the abundance of species, harvest levels and lumber. Further, over the last few years, changing weather patterns and climate conditions due to natural and man-made causes have added to the frequency and unpredictability of natural disasters like earthquakes, storms, wildfires and snow and ice storms. One or a combination of these factors could adversely affect our fiber supply which is our largest cash production cost. There are differing scientific studies and opinions relating to the severity, extent and speed at which climate change is or may be occurring around the world. As a result, we are currently unable to identify and predict all of the specific consequences of climate change on our business and operations.

Further, governmental initiatives in response to climate change also have an impact on operations.

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

Other potential risks to our business from climate change include:

•	a greater susceptibility of northern softwood forests to disease, fire and insect infestation, which could diminish fiber availability;

•	the disruption of transportation systems and power supply lines due to more severe storms;

•	the loss of fresh water transportation for logs and pulp due to lower water levels;

•	decreases in the quantity and quality of processed water for our mill operations;

•	the loss of northern softwood forests in areas in sufficient proximity to our mills to competitively acquire fiber; and

•	lower harvest levels decreasing the supply of harvestable timber and, as a consequence, wood residuals.

The occurrence of any or a combination of these events could have a material adverse effect on our operations and/or financial results.

Our new ERP system may cost more than expected, be delayed, fail to perform as planned and interrupt operational transactions during and following the implementation, which could adversely affect our operations and results of operations.

In January 2014, we commenced the implementation of a new ERP solution to replace our existing business software applications at a total estimated cost of $12.0 million. The project was designed to be completed in stages over the following two years. Such projects are inherently complex, resource intensive and lengthy. As a result, we could experience unplanned or unforeseen issues that could adversely affect the project, our business and/or our results of operations, including:

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

We periodically use derivatives to manage certain risks which has caused significant fluctuations in our operating results.

In 2002, Stendal entered into the Stendal Interest Rate Swap Contract to fix interest payments under its indebtedness until 2017, which prevented Stendal from benefiting from the general decline in interest rates that ensued. Because we effectively fixed the rate on Stendal’s indebtedness under such contract, the value of our derivative position moves inversely to interest rates. The Stendal Interest Rate Swap Contract remains in place after we refinanced Stendal’s indebtedness in 2014.

We also periodically use other derivatives related to currency exchange rates, pulp prices and energy prices.

We record unrealized gains or losses on our derivative instruments when they are marked to market at the end of each reporting period and realized gains or losses on them when they are settled. These unrealized and realized gains and losses can materially impact our operating results for any reporting period.

If any of the variety of instruments and strategies we utilize is not effective, we may incur losses which may have a materially adverse effect on our business, financial condition, results of operations and cash flow. The purpose of our derivative activity may also be considered speculative in nature; we do not use these instruments with respect to any pre-set percentage of revenues or other formula, but either to augment our potential gains or reduce our potential losses depending on our perception of future economic events and developments.

Our operations require substantial capital and we may be unable to maintain adequate capital resources to provide for such capital requirements.

Our business is capital intensive and requires that we regularly incur capital expenditures to maintain our equipment, improve efficiencies and, as a result of changes to environmental regulations that require capital expenditures, bring our operations into compliance with such regulations. In addition, we may approve projects in the future that will require significant capital expenditures. Increased capital expenditures could have a material adverse effect on our cash flow and our ability to satisfy our debt obligations. If our available cash resources and cash generated from operations are not sufficient to fund our operating needs and capital expenditures, we would have to obtain additional funds from borrowings or other available sources or reduce or delay our capital expenditures. Our indebtedness could adversely affect our financial health, limit our operations or impair our ability to raise additional capital. If this occurs, we may not be able to obtain additional funds on favorable terms or at all. If we cannot maintain or upgrade our equipment as may be required from time to time, we may become unable to manufacture products that compete effectively. An inability to make required capital expenditures in a timely fashion could have a material adverse effect on our growth, business, financial condition or results of operations.

Future acquisitions may result in additional risks and uncertainties in our business.

In order to grow our business, we may seek to acquire additional assets or companies. Our ability to pursue selective and accretive acquisitions will be dependent on management’s ability to identify, acquire, and develop suitable acquisition targets in both new and existing markets. In pursuing acquisition and investment opportunities, we face competition from other companies having similar growth strategies, many of which may have substantially greater resources than us. Competition for these acquisitions or investment targets could result in increased acquisition or investment prices, higher risks and a diminished pool of businesses or assets available for acquisition.

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

We rely on government grants and participate in German statutory energy programs.

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

In 2014, in response to an investigation by the European Commission into whether portions of the Renewable Energy Act constituted unpermitted state aid, the German government amended the Renewable Energy Act. After such amendment, our German mills continued to sell “green” energy into the market at stipulated prices or “tariffs”. Furthermore, they were exempted, as “existing installations”, from certain surcharges on the consumption of energy that they generate, or “auto-generation”. This exemption is set to be re-considered in 2017. The German government has publicly announced that it intends to further amend the Renewable Energy Act in 2016 so that funding for renewable energy is to be allocated through an auction system starting in 2017. The auction system is expected to be primarily designed to create a competitive bidding process for new installations of wind and solar energy. While the current funding system is expected to continue to apply to biomass energy, the current governmental paper proposes to develop tender mechanisms for biomass installations, for which funding under the current system has run out. At this time, the final proposed amendments to the Renewable Energy Act, and in particular those that affect biomass producers like our German mills, have not been released. As a result, we cannot predict the effect of any promulgated amendments to the Renewable Energy Act on our German mills’ sale or consumption of energy.

Our costs of energy for our operations in Germany could increase in the event that the auto-generation surcharge exemption is removed or reduced in the future. Additionally, if the stipulated tariffs for energy sold by our German mills are reduced in the future as a result of legislative changes, our energy sales in Germany may not be as profitable. Any of the foregoing situations or any combination of them could have a material adverse effect on our results of operations.

We are subject to risks related to our employees.

The majority of our employees are unionized and we have collective agreements in place with our employees at all of our mills. Although we have not experienced any material work stoppages in the past, there can be no assurance that we will be able to negotiate acceptable collective agreements or other satisfactory arrangements with our employees upon the expiration of our collective agreements. This could result in a strike or work stoppage by the affected workers. The registration or renewal of the collective agreements or the outcome of our wage negotiations could result in higher wages or benefits paid to union members. Additionally, changing demographics may make it more difficult for us to recruit skilled employees in the future. Accordingly, we could experience a significant disruption of our operations or higher on-going labor costs, which could have a material adverse effect on our business, financial condition, results of operations and cash flow. In addition, whenever we seek to reduce workforce at any of our mills, the affected mill’s labor force could seek to hinder or delay such actions, we could incur material severance or other costs, and our operations could be disrupted.

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

The market price of our common stock may be influenced by many factors, some of which are beyond our control, including those described above and the following:

•	actual or anticipated fluctuations in our operating results or our competitors’ operating results;

•	announcements by us or our competitors of new products, capacity changes, significant contracts, acquisitions or strategic investments;

•	our growth rate and our competitors’ growth rates;

•	the financial market and general economic conditions;

•	changes in stock market analyst recommendations regarding us, our competitors or the forest products industry generally or lack of analyst coverage of our common stock;

•	sales of common stock by our executive officers, directors and significant shareholders;

•	changes in accounting principles; and

•	changes in laws and regulations.

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

There are a few significant shareholders of our common stock who own a substantial percentage of the outstanding shares of our common stock. These few significant shareholders, either individually or acting together, may be able to exercise significant influence over matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of the company or our assets. This concentration of ownership may make it more difficult for other shareholders to effect substantial changes in the company, may have the effect of delaying, preventing or expediting, as the case may be, a change in control of the company, and may adversely affect the market price of our common stock. Further, the possibility that one or more of these significant shareholders may sell all or a large portion of their common stock in a short period of time could adversely affect the trading price of our common stock. Also, the interests of these few shareholders may not be in the best interests of all shareholders.

Our international sales and operations are subject to applicable laws relating to trade, export controls and foreign corrupt practices, the violation of which could adversely affect our operations.

As a result of our international sales and operations, we are subject to trade and economic sanctions and other restrictions imposed by the United States, Canada and other governments or organizations, including prohibitions in the U.S. against foreign competitors’ (including our operating subsidiaries) receipt of certain unlawful foreign governmental benefits. We are also subject to the U.S. Foreign Corrupt Practices Act, the Canadian Corruption of Foreign Public Officials Act and other anti-bribery laws that generally bar bribes or unreasonable gifts to foreign governments or officials. Changes in trade sanctions laws could restrict our business practices, including cessation of business activities in sanctioned countries or with sanctioned entities, and may result in modifications to compliance programs. Violations of these laws or regulations could result in sanctions including fines, loss of authorizations needed to conduct our international business, the imposition of tariffs or duties, and other penalties, which could adversely impact our business, operating results and financial condition.

We are exposed to interest rate fluctuations.

Interest on borrowings under our revolving credit facilities are at “floating” rates. As a result, increases in interest rates will increase our costs of borrowing and reduce our operating margins.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We own the Rosenthal, Stendal and Celgar mills and the underlying properties.

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

Stendal Mill. The Stendal mill is situated on a 200 acre site owned by Stendal that is part of a larger 1,250 acre industrial park near the town of Stendal in the state of Saxony-Anhalt, approximately 300 kilometers north of the Rosenthal mill and 130 kilometers west of Berlin. The mill is adjacent to the Elbe river and has access to harbor facilities for water transportation. The mill is a single line mill with a current annual design production capacity of approximately 660,000 ADMTs of kraft pulp. The Stendal mill is self-sufficient in steam and electrical power. Some excess electrical power which is constantly being generated is sold to the regional power grid. The facilities at the mill include:

•	an approximately 920,000 square feet fiber storage area;

•	debarking and chipping facilities for pulp logs;

•	a fiber line, which includes ten SuperBatch™ digesters and bleaching facilities;

•	a pulp machine, which includes a dryer, a cutter and a baling line;

•	an approximately 108,000 square feet finished goods storage area;

•	a chemical recovery line, which includes a recovery boiler, evaporation plant, recausticizing plant and lime kiln;

•	a fresh water plant;

•	a wastewater treatment plant; and

•	a power station with two turbines capable of producing 148 MW of electrical power.

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

The Manufacturing Process. The following diagram provides a simplified description of the kraft pulp manufacturing process at our pulp mills:

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

Other Properties. In addition, we own a logistics and reload center near Trail, British Columbia and lease offices in Vancouver, British Columbia, Berlin, Arneburg and Hamburg, Germany and Seattle, Washington.

The €5.0 million Rosenthal working capital facility is secured by certain land at the Rosenthal mill. The working capital loan facilities established for our three mills are secured by first charges against the inventories and receivables of the respective mills.

ITEM 3.	LEGAL PROCEEDINGS

In January 2012, we initiated a claim against the Government of Canada for breaches by it of its obligations under NAFTA. Our NAFTA claim relates to our investment in the Celgar mill and arises from the treatment of the Celgar mill’s energy generation assets and operations by the Province of British Columbia, primarily through the actions of B.C. Hydro, a provincially owned and controlled enterprise, and the British Columbia Utilities Commission, a provincial government regulatory agency. Our NAFTA claim is against the Government of Canada, rather than the Province of British Columbia as, under NAFTA, the Canadian government is responsible for the actions of its provinces. Our NAFTA claim alleges that our Celgar mill has received unfair and discriminatory treatment regarding the mill’s ability to purchase and sell energy compared to other pulp mills and entities that generate and sell electricity within the Province of British Columbia. Under our NAFTA claim, we are seeking approximately C$250.0 million in damages consisting of past losses accruing since 2008 and the net present value of projected losses that would result from the ongoing application of discriminatory Provincial policies should the status quo remain unchanged. Our NAFTA claim was heard by a tribunal appointed pursuant thereto in 2015. We currently expect to receive a decision from the tribunal some time in 2016.

As a result of the inherent uncertainty of litigation, there can be no assurance whether we will be successful in such NAFTA claim and we cannot quantify the amount we may recover, if any, under such proceedings if we were successful.

In 2012, as a result of a regular tax field audit for the Stendal mill, German public authorities commenced a preliminary investigation into a past and then current managers of the mill relating to whether certain settlement amounts received by the Stendal mill in 2007, 2010 and 2011 from the main contractor under the contract for the construction of the mill should have reduced the assessment base for the original investment subsidies granted to the mill by German authorities. The payments were made by the contractor to the Stendal mill to settle certain warranty, performance and remediation claims that the mill made against the contractor after completion of mill construction. The amounts under review aggregate approximately €8.3 million ($9.0 million). Investment subsidies received by the Stendal mill were generally based upon a percentage of the assessment base for subsidies of the mill. If the settlement payments received by the Stendal mill result in a reduction of the assessment base for subsidies under applicable German rules there could be a proportionate reduction in the investment subsidies and the difference could be repayable by the mill. We believe the Stendal mill has properly recorded the settlement amounts received from the contractor and that the same do not reduce the assessment base for subsidies of the mill and do not believe the outcome of the investigation will have a material adverse effect on our business or operations. However, at this time, there can be no certainty as to the outcome of the current investigation.

We are also subject to routine litigation incidental to our business. We do not believe that the outcome of such litigation will have a material adverse effect on our business or financial condition.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)        Market Information. Our shares are quoted for trading on the NASDAQ Global Select Market under the symbol “MERC” and listed in U.S. dollars on the Toronto Stock Exchange under the symbol “MRI.U”. The following table sets forth the high and low sale prices of our shares on the NASDAQ Global Select Market for each quarter in the two-year period ended December 31, 2015:

Fiscal Quarter Ended	High	Low
2015
March 31	$15.50	$11.87
June 30	$15.95	$13.00
September 30	$14.21	$8.28
December 31	$11.68	$8.80
2014
March 31	$9.95	$7.05
June 30	$10.54	$7.08
September 30	$11.41	$9.06
December 31	$14.08	$9.25

(b)        Shareholder Information. As at February 11, 2016, there were approximately 255 holders of record of our shares and a total of 64,656,138 shares were outstanding.

(c)        Dividend Information. On February 10, 2016, our board of directors approved a quarterly dividend of $0.115 per share to be paid to holders of our common stock on April 5, 2016 to shareholders of record on March 28, 2016.

In 2015, our board of directors approved two quarterly dividend payments of $0.115 per share each, the first of which was paid on October 5, 2015 and the second on January 5, 2016.

The further declaration and payment of dividends is at the discretion of our board of directors and will depend upon various factors, including our earnings, financial condition, restrictions imposed by our credit facilities and the terms of any other indebtedness that may be outstanding, cash requirements, future prospects and other factors deemed relevant by our board of directors. The indentures governing our 2019 and 2022 Senior Notes and our credit facilities limit our ability to pay dividends or make other distributions on capital stock. See Item 1. “Business – Description of Certain Indebtedness”.

(d)        Equity Compensation Plans. The following table sets forth information as at December 31, 2015 with respect to the shares of our common stock that may be issued under our existing equity compensation plans.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Plan Category
Equity compensation plans approved by shareholders	-(1)	$ -	2,048,975(2)
Equity compensation plans not approved by shareholders	-	$ -	-

(1)

Excludes 78,000 outstanding restricted shares which vest in 2016 and 1,255,919 outstanding performance share units, 154,242 of which had vested as at December 31, 2015. The underlying shares of common stock relating to the vested performance share units were issued in January 2016. Of the remaining 1,101,677 performance share units, 630,189 will vest in 2017 and 471,488 will vest in 2018. The actual number of shares of common stock issued in respect of unvested performance share units will vary from 0% to 200% of performance share units granted, based upon achievement of performance objectives established for such awards.

(2)

Represents the number of shares of our common stock remaining available for issuance under the 2010 Plan as of December 31, 2015. Our 2010 Plan replaced the 2004 Plan and the 1992 Plan expired in 2008. Our 2010 Plan provides for options, restricted stock rights, restricted shares, performance shares, performance share units and stock appreciation rights to be awarded to employees, consultants and non-employee directors.

(e)        Performance Graph. The following graph shows a five-year comparison of cumulative total shareholder return, calculated on an assumed dividend reinvested basis, for our common stock, the NASDAQ Stock Market Index, referred to as the “NASDAQ Index”, and Standard Industrial Classification, or “SIC”, Code Index (SIC Code 2611 - pulp mills), referred to as the “Industry Index”. The graph assumes $100 was invested in each of our common stock, the NASDAQ Index and the Industry Index on December 31, 2010. Data points on the graph are annual.

	2010	2011	2012	2013	2014	2015
Mercer International Inc.	100.00	78.71	92.39	128.65	158.58	119.69
SIC Code Index	100.00	70.25	80.12	95.69	107.16	68.72
NASDAQ Stock Market Index	100.00	99.17	116.48	163.21	187.27	200.31

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth selected historical financial and operating data as at and for the years indicated. Our consolidated financial statements as at and for each of the years in the two-year period ended December 31, 2012 were reported using the euro. Effective October 1, 2013, we changed our reporting currency to the U.S. dollar. With the change in reporting currency, all comparative financial information has been recast from euros to U.S. dollars to reflect our consolidated financial statements as if they had been historically reported in U.S. dollars, consistent with Accounting Standards Codification Topic 830. Certain balance sheet items in 2014, 2013, 2012 and 2011 have been reclassified as a result of our early adoption of Accounting Standards Update 2015-03, Simplifying the Presentation of Debt Issuance Costs, and Accounting Standards Update 2015-17, Balance Sheet Classification of Deferred Taxes. See Note 1 of our consolidated financial statements and related notes contained in this annual report.

The following selected financial data is qualified in its entirety by, and should be read in conjunction with, our consolidated financial statements and related notes contained in this annual report and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(in thousands, other than per share and per ADMT amounts)
Statement of Operations Data
Revenues
Pulp	$946,237	$1,073,632	$996,187	$979,770	$1,157,206
Energy and chemicals	86,967	101,480	92,198	92,966	94,758

	$1,033,204	$1,175,112	$1,088,385	$1,072,736	$1,251,964
Costs and expenses	$867,520	$1,013,314	$1,056,725	$1,009,714	$1,097,299
Operating income	$165,684	$161,798	$31,660	$63,022	$154,665
Interest expense	$(53,891)	$(67,516)	$(69,156)	$(71,767)	$(82,114)
Foreign exchange gain (loss) on intercompany debt	$(5,306)	$(4,777)	$904	$-	$1,635
Gain on settlement of debt	$-	$3,357	$-	$-	$-
Gain (loss) on derivative instruments	$(935)	$11,501	$19,709	$4,812	$(1,974)
Other income (expense)	$(601)	$(171)	$311	$(179)	$1,990
Net income (loss)(1)	$75,502	$113,154	$(26,375)	$(15,670)	$69,699
Net income (loss) per share
Basic	$1.17	$1.82	$(0.47)	$(0.28)	$1.39
Diluted	$1.17	$1.81	$(0.47)	$(0.28)	$1.24
Dividends declared per common share	$0.23	$-	$-	$-	$-
Weighted average shares outstanding
Basic	64,381	62,013	55,674	55,597	50,117
Diluted	64,777	62,515	55,674	55,597	56,986
Balance Sheet Data
Current assets	$388,811	$357,867	$465,447	$448,993	$475,393
Current liabilities	$104,421	$115,503	$180,259	$179,876	$163,534
Working capital	$284,390	$242,364	$285,188	$269,117	$311,859
Total assets	$1,182,817	$1,306,229	$1,531,908	$1,546,977	$1,564,693
Long-term liabilities	$695,420	$751,846	$1,003,332	$999,339	$1,033,348
Total equity	$382,976	$438,880	$348,317	$367,762	$367,811
Other Data
Pulp sales volume (ADMTs)	1,463.1	1,486.4	1,440.1	1,473.5	1,427.9
Pulp production (ADMTs)	1,458.0	1,485.0	1,444.5	1,468.3	1,453.7
Average pulp sales realizations (per ADMT)(2)	$640	$715	$683	$657	$799

(1)	We do not report the effect of government grants relating to our assets in our income. These grants reduce the cost basis of the assets purchased. See Item 1. “Business – Capital Expenditures”.
(2)	Sales realizations after discounts. Incorporates the effect of pulp price variations occurring between the order and shipment dates.

NON-GAAP FINANCIAL MEASURES

This annual report on Form 10-K contains “non-GAAP financial measures”, that is, financial measures that either exclude or include amounts that are not excluded or included in the most directly comparable measure calculated and presented in accordance with the generally accepted accounting principles in the United States, referred to as “GAAP”. Specifically, we make use of the non-GAAP measures “Operating EBITDA” and “Operating EBITDA margin”.

Operating EBITDA is defined as operating income (loss) plus depreciation and amortization and non-recurring capital asset impairment charges. Operating EBITDA margin is Operating EBITDA expressed as a percentage of revenues. We use Operating EBITDA and Operating EBITDA margin as benchmark measurements of our own operating results and as benchmarks relative to our competitors. We consider them to be meaningful supplements to operating income as performance measures primarily because depreciation expense and non-recurring capital asset impairment charges are not actual cash costs, and depreciation expense varies widely from company to company in a manner that we consider largely independent of the underlying cost efficiency of our operating facilities. In addition, we believe Operating EBITDA is commonly used by securities analysts, investors and other interested parties to evaluate our financial performance.

Operating EBITDA does not reflect the impact of a number of items that affect our net income (loss) attributable to common shareholders, including financing costs and the effect of derivative instruments. Operating EBITDA is not a measure of financial performance under GAAP, and should not be considered as an alternative to net income (loss) or income (loss) from operations as a measure of performance, or as an alternative to net cash from operating activities as a measure of liquidity. Operating EBITDA and Operating EBITDA margin are internal measures and therefore may not be comparable to other companies.

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

The following discussion and analysis of our financial condition and results of our operations for the years ended December 31, 2015, 2014 and 2013 is based upon and should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this annual report. This annual report contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those indicated in forward-looking statements. See “Cautionary Note Regarding Forward-Looking Statements” and Item 1A. “Risk Factors”.

Results of Operations

General

We operate in the pulp business and our operations are located in Germany and Western Canada. Our mills have a current combined annual production capacity of approximately 1.5 million ADMTs of NBSK pulp and 305 MW of electrical generation.

Markets for NBSK pulp are global, cyclical and commodity based. Our financial performance depends on a number of variables that impact sales and production costs. Sales and production results for kraft pulp are influenced largely by the market price for NBSK pulp, fiber costs and foreign currency exchange rates. Kraft pulp prices are highly cyclical and primarily determined by the balance between supply and demand. Pricing and demand are influenced by global macroeconomic conditions, changes in consumption and industry capacity, the level of customer and producer inventories and fluctuations in exchange rates. The average European list prices for NBSK pulp between 2006 and 2015 have fluctuated between a low of $575 per ADMT in 2009 to a high of $1,030 per ADMT in 2011.

Our financial performance is also impacted by changes in the dollar to euro and Canadian dollar exchange rates. Changes in currency rates affect our operating results because most of our operating costs at our German mills are incurred in euros. Most of our operating costs at the Celgar mill are in Canadian dollars. These costs do not fluctuate with the dollar to euro or Canadian dollar exchange rates. Thus, an increase in the strength of the dollar versus the euro and the Canadian dollar decreases our operating costs and increases our operating margins and income from operations. Conversely, a weakening of the dollar against the euro and the Canadian dollar tends to increase our operating costs and decrease our operating margins and income from operations. Our energy and chemical sales are made in local currencies and, as a result, decline in dollar terms when the dollar strengthens and increase when the dollar weakens.

As a corollary to changes in exchange rates between the dollar and the euro and Canadian dollar, a stronger dollar generally increases costs to our customers and results in downward pressure on prices. Conversely, a weakening dollar generally supports higher pulp pricing. However, there is invariably a time lag between changes in currency exchange rates and pulp prices. This lag can vary and is not predictable with any precision.

In 2015, changes in foreign exchange rates had a very significant effect on revenues, costs and expenses and results of operations, as the U.S. dollar increased by approximately 16% and 14%, respectively, versus the euro and the Canadian dollar compared to 2014. This largely contributed to an approximately 14% reduction in our costs and expenses in 2015 compared to 2014.

In 2014, the U.S. dollar was flat and 7% stronger against the euro and Canadian dollar, respectively, compared to 2013. This contributed to a 4% decrease in costs and expenses in 2014 compared to 2013.

In 2013, demand for NBSK pulp from China was stable throughout the year and supply was slightly under-balanced, which resulted in higher prices than the prior year. In 2014, generally strong markets resulted in average NBSK list prices being about 7% higher than the previous year. At the end of 2014, list prices were approximately $935 per ADMT in Europe and $1,020 per ADMT and $700 per ADMT in North America and China, respectively. In 2015, although pulp markets and demand were generally stable, the appreciation and the strength of the U.S. dollar versus the euro and Canadian dollar resulted in list prices declining by about 8% compared to 2014. At the end of 2015, the NBSK list price was approximately $940 per ADMT in North America and $800 and $595 per ADMT in Europe and China, respectively.

Our pulp sales realizations are list prices, net of customer discounts, rebates and other selling commissions. Over the last three years, these discounts, rebates and commissions, particularly in Europe and North America, have increased as producers compete for customers and sales. Our sales to China are closer to a net price with significantly lower or little discounts and rebates.

Surplus energy and chemicals are by-products of our pulp production and the volumes generated and sold are primarily related to the rate of pulp production. Prices for our energy and chemical sales are generally stable and unrelated to cyclical changes in pulp prices. However, energy and chemicals are sold in the local currencies of our mills and, as a result, in 2015, the strengthening of the dollar versus the euro and Canadian dollar largely contributed to a decline in revenues compared to 2014.

Production and sales of surplus energy and chemicals are key revenue sources for us. In 2015, 2014 and 2013, our mills generated and sold 814,966 MWh, 807,758 MWh and 699,051 MWh, respectively, of surplus renewable energy. Initiatives to increase our generation and sales of surplus renewable energy, chemicals and other by-products will continue to be a key focus for us. Such further initiatives may require additional capital spending.

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

In 2013, improving lumber markets increased the supply of chips and demand for saw logs and higher quality pulp logs, which put upward pressure on log pricing. Additionally, higher energy prices and a focus on “green” or renewable energy, while benefiting our surplus power sales, led to an overall increase in demand for wood residuals in Germany from other renewable energy producers such as pellet producers. This increased demand and competition for fiber put upward pressure on fiber prices. A recovery in U.S. housing starts which commenced in the latter part of 2012 and continued through 2015 resulted in increased sawmill activity in North America. This increased the supply of wood chips for the Celgar mill and reduced its need for pulp logs, which are generally a higher cost for the mill than wood chips. In 2015, our per unit fiber costs were 14% lower than 2014 as a result of the strength of the U.S. dollar versus the euro and Canadian dollar. Wood chip supply in Germany was generally stable during 2015.

Production costs also depend on the total volume of production. High operating rates and production efficiencies permit us to lower our average per ADMT cost by spreading fixed costs over more units. Higher operating rates also permit us to increase our generation and sales of surplus renewable energy and chemicals. Our production levels are also dependent on, among other things, the number of days of maintenance downtime at our mills. The following table sets out the number of days (ADMTs in thousands) of annual maintenance downtime at each of our mills for the periods indicated:

	Year Ended December 31,
	2015		2014		2013
	Days	ADMTs	Days	ADMTs	Days	ADMTs
	(in thousands, except numbers of days)
Rosenthal	11	11.1	10	10.1	10	9.4
Stendal	15	28.1	4	7.5	12	22.4
Celgar	14	19.2	10	14.0	11	16.0

Total	40	58.4	24	31.6	33	47.8

Going forward in 2016, we have scheduled maintenance downtime of 39 days, or approximately 56,400 ADMTs. Unexpected maintenance downtime, which has not materially affected us during any of the periods described in this discussion, can be particularly disruptive in our industry.

Our product mix is also important because premium grades of NBSK pulp generally achieve higher prices and profit margins.

We also periodically enter into interest rate, foreign currency, pulp price and energy price derivative contracts to partially protect against the effect of such changes. Gains or losses on such derivatives are included in our earnings, either as they are settled or as they are marked to market for each reporting period. See Item 7A. “Quantitative and Qualitative Disclosures about Market Risk”.

Selected 2015 Highlights

In 2015:

•	we achieved strong operating performance and the strength of the dollar helped us generate $234.0 million in Operating EBITDA* and $75.5 million in net income;

•

we continued to strengthen our balance sheet and increased our cash position to $99.6 million from $53.2 million and our working capital to $284.4 million from $242.4 million, respectively, from the start of the year;

•	we reduced our debt by $35.6 million;

•	mid-way through the year, our board instituted a quarterly cash dividend of $0.115 per share and we returned approximately $14.8 million to our shareholders;

•	we initiated a broad company-wide program to enhance safety performance at all of our operations; and

•	we were successful in our appeal before the B.C. Utilities Commission and recovered $6.1 million and completed our NAFTA hearing and are awaiting a decision currently expected some time in 2016.

* See page 64 of this annual report on Form 10-K for a reconciliation of net income to Operating EBITDA.

Current Market Environment

Demand from China and Europe was stable throughout 2015 and supply was generally balanced. However, due to the strengthening dollar, prices decreased in 2015 compared to 2014.

At year end, world producer inventories of NBSK pulp were at about 29 days’ supply. In addition, we expect to see continued growth in NBSK demand in emerging markets, particularly in China, driven by increasing strong demand from tissue producers.

As our operating costs are primarily incurred in euros and Canadian dollars and our principal product, NBSK pulp, is quoted in dollars, our business and operating margins have benefited from the current strengthening of the dollar. Going forward, while we continue to benefit from a stronger dollar, the strengthening of the dollar increases costs to our European and Asian customers and generally puts downward pressure on pulp prices.

Summary Financial Highlights

	Year Ended December 31,
	2015	2014	2013
	(in thousands, other than percent and per share amounts)
Pulp revenues	$946,237	$1,073,632	$996,187
Energy and chemical revenues	$86,967	$101,480	$92,198
Operating income	$165,684	$161,798	$31,660
Operating EBITDA(1)	$234,017	$239,810	$110,305
Operating EBITDA margin(1)	23%	20%	10%
Foreign exchange gain (loss) on intercompany debt	$(5,306)	$(4,777)	$904
Gain on settlement of debt	$-	$3,357	$-
Gain (loss) on derivative instruments	$(935)	$11,501	$19,709
Income tax benefit (provision)	$(29,449)	$16,774	$(9,196)
Net income (loss)	$75,502	$113,154	$(26,375)
Net income (loss) per share
Basic	$1.17	$1.82	$(0.47)
Diluted	$1.17	$1.81	$(0.47)
Common shares outstanding at period end	64,502	64,274	55,854

(1)

Operating EBITDA and Operating EBITDA margin are not measures of financial performance under GAAP and should not be considered in isolation or as substitutes for analysis of our results as reported under GAAP. The following table provides a reconciliation of net income (loss) to operating income and Operating EBITDA for the periods indicated:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Net income (loss)	$75,502	$113,154	$(26,375)
Net income attributable to noncontrolling interest	-	7,812	607
Income tax (benefit) provision	29,449	(16,774)	9,196
Interest expense	53,891	67,516	69,156
Foreign exchange loss (gain) on intercompany debt	5,306	4,777	(904)
Gain on settlement of debt	-	(3,357)	-
(Gain) loss on derivative instruments	935	(11,501)	(19,709)
Other expense (income)	601	171	(311)

Operating income	165,684	161,798	31,660
Add: Depreciation and amortization	68,333	78,012	78,645

Operating EBITDA	$234,017	$239,810	$110,305

Selected Production, Sales and Other Data

	Year Ended December 31,
	2015	2014	2013
Pulp production (‘000 ADMTs)	1,458.0	1,485.0	1,444.5
Annual maintenance downtime (‘000 ADMTs)	58.4	31.6	47.8
Annual maintenance downtime (days)	40	24	33
Pulp sales (‘000 ADMTs)	1,463.1	1,486.4	1,440.1
Average NBSK pulp list prices in Europe ($/ADMT)(1)	850	928	864
Average NBSK pulp list prices in North America ($/ADMT)(1)	972	1,025	941
Average NBSK pulp list prices in China ($/ADMT)(1)	643	733	700
Average pulp sales realizations ($/ADMT)(2)	640	715	683
Energy production (‘000 MWh)	1,846.8	1,853.5	1,710.2
Energy sales (‘000 MWh)	815.0	807.8	699.1
Average energy sales realizations ($/MWh)	92	110	114
Average Spot Currency Exchange Rates
$ / €(3)	1.1096	1.3297	1.3281
$ / C$(3)	0.7830	0.9060	0.9712

(1)	Source: RISI pricing report.
(2)	Sales realizations after discounts. Incorporates the effect of pulp price variations occurring between the order and shipment dates.
(3)	Average Federal Reserve Bank of New York Noon Buying Rates over the reporting period.

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Total revenues in 2015 decreased by approximately 12% to $1,033.2 million from $1,175.1 million in 2014.

Pulp revenues in 2015 decreased by approximately 12% to $946.2 million from $1,073.6 million in 2014, due to lower pulp sales realizations and sales volumes.

Energy and chemical revenues decreased by approximately 14% to $87.0 million in 2015 from $101.5 million in 2014, primarily due to the impact of a stronger U.S. dollar relative to the euro and Canadian dollar, partially offset by higher sales volumes.

Pulp production marginally decreased by approximately 2% to 1,457,973 ADMTs in 2015 from 1,485,011 ADMTs in 2014. We had an aggregate of 40 days (approximately 58,400 ADMTs) of annual maintenance downtime at our mills in 2015, including $26.4 million in direct out-of-pocket expenses, compared to 24 days (approximately 31,600 ADMTs) in 2014, including $19.3 million in direct out-of-pocket expenses. Many of our competitors that report their financial results using International Financial Reporting Standards capitalize their direct costs of maintenance downtime. In 2016, we currently estimate taking an aggregate of 39 days of maintenance downtime at our mills.

Pulp sales volumes marginally decreased by approximately 2% to 1,463,132 ADMTs in 2015 from 1,486,356 ADMTs in 2014, primarily due to lower production resulting from higher annual maintenance downtime days in 2015.

Average list prices for NBSK pulp in Europe were approximately $850 per ADMT in 2015, compared to approximately $928 per ADMT in 2014. Average list prices for NBSK pulp in North America and China were approximately $972 per ADMT and $643 per ADMT, respectively, in 2015, compared to approximately $1,025 per ADMT and $733 per ADMT, respectively, in 2014.

Average pulp sales realizations decreased by approximately 10% to $640 per ADMT in 2015 from approximately $715 per ADMT last year, primarily due to lower list prices resulting from the strength of the U.S. dollar.

In 2015, the dollar was 16% and 14% stronger against the euro and Canadian dollar, respectively, compared to 2014.

Costs and expenses in 2015 decreased by approximately 14% to $867.5 million from $1,013.3 million in 2014, primarily due to the overall impact on costs of the stronger dollar, partially offset by higher annual maintenance downtime costs.

In 2015, operating depreciation and amortization decreased by approximately 13% to $67.8 million from $77.7 million in 2014, due to the impact of a stronger dollar relative to the euro and Canadian dollar.

Selling, general and administrative expenses decreased marginally to $46.2 million from $47.9 million in 2014, due to the stronger U.S. dollar.

Transportation costs decreased to $74.4 million in 2015 from $88.6 million in 2014, primarily due to the impact of a stronger U.S. dollar.

On average, our overall per unit fiber costs in 2015 decreased by approximately 14% from 2014, primarily as a result of the effect of a strong dollar versus the euro and the Canadian dollar on local currency per unit fiber prices. In 2015, in local currency terms, average fiber prices in Germany were marginally lower than in 2014, as a result of a generally balanced wood market. In Canadian dollar terms, average fiber prices for our Celgar mill were approximately 17% higher than in 2014, due to the impact of a stronger dollar, as a portion of our Celgar mill’s fiber is sourced in dollars and due to increased demand for chips in our Celgar mill’s procurement area from coastal pulp mills. In 2016, we currently expect our overall per unit fiber costs to be generally flat, largely as a result of a balanced wood market in both Germany and in the Celgar mill’s fiber basket and due to the continued strength of the dollar versus the euro and Canadian dollar.

In 2015, our operating income increased to $165.7 million from $161.8 million in 2014, primarily due to the effect of a strong U.S. dollar, partially offset by lower pulp sales realizations and higher annual maintenance downtime costs.

Interest expense in 2015 decreased by approximately 20% to $53.9 million from $67.5 million in 2014, primarily due to lower indebtedness.

The noncontrolling shareholder’s interest in the Stendal mill’s net income, which was eliminated in the third quarter of 2014, was $7.8 million in 2014.

In 2015, we recorded a derivative loss of $0.9 million on the mark to market adjustment of the Stendal Interest Rate Swap Contract, compared to a non-cash derivative gain of $11.5 million in 2014.

During 2014, we recorded a net gain on the settlement of debt of $3.4 million, which reflected a gain of $31.9 million on our acquisition of all of the shareholder loans of the former noncontrolling shareholder in Stendal, in large part offset by a loss of $28.5 million on the settlement of debt resulting from the refinancing of our long-term debt.

During 2015, as a result of the strengthening of the U.S. dollar versus the euro, we recorded a non-cash loss on the foreign exchange translation of inter-company debt between Mercer Inc. and its wholly-owned subsidiaries of $5.3 million, compared to $4.8 million in 2014.

During 2015, we recorded an income tax expense of $29.4 million, compared to a net income tax benefit of $16.8 million in 2014, due to the recognition of income tax loss carry-forwards. The effective tax rate for 2015 was 28%. In 2014, the effective tax rate was a recovery as a result of the recognition of deferred German tax assets primarily consisting of tax loss carryforwards.

We had net income of $75.5 million, or $1.17 per basic and diluted share, in 2015. In 2014, net income was $113.2 million, or $1.82 per basic and $1.81 per diluted share, which included a net income tax benefit of $16.8 million, a non-cash gain on derivative instruments of $11.5 million and a net gain on the settlement of debt of $3.4 million.

In 2015, Operating EBITDA marginally decreased by 2% to $234.0 million from $239.8 million in 2014, as the decline in pulp sales realizations, lower energy revenues and higher maintenance costs more than offset the positive effect from the strength of the dollar. In 2015, our Operating EBITDA margin was 23%, compared to 20% in 2014.

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Total revenues in 2014 increased by approximately 8% to $1,175.1 million from $1,088.4 million in 2013, primarily due to higher pulp revenues and higher energy and chemical revenues.

Pulp revenues in 2014 increased by approximately 8% to $1,073.6 million from $996.2 million in 2013, due to higher pulp sales realizations and higher sales volumes.

Energy and chemical revenues increased by approximately 10% to $101.5 million in 2014 from $92.2 million in 2013, primarily because of record energy sales volumes resulting from Project Blue Mill coming online at our Stendal mill at the end of 2013.

Pulp production increased by approximately 3% to 1,485,011 ADMTs in 2014 from 1,444,475 ADMTs in 2013. We had an aggregate of 24 days (approximately 31,600 ADMTs) of annual maintenance downtime at our mills in 2014, compared to 33 days in 2013. During 2014, our Celgar mill took ten days of annual maintenance downtime, or approximately 14,000 ADMTs, our Stendal mill took four days of annual maintenance downtime, or approximately 7,500 ADMTs, and our Rosenthal mill took ten days of annual maintenance downtime, or approximately 10,100 ADMTs.

Pulp sales volumes increased by approximately 3% to 1,486,356 ADMTs in 2014 from 1,440,147 ADMTs in 2013, primarily due to generally steady demand throughout 2014.

Average list prices for NBSK pulp in Europe were approximately $928 per ADMT in 2014, compared to approximately $864 per ADMT in 2013. Average list prices for NBSK pulp in North America and China were approximately $1,025 per ADMT and $733 per ADMT, respectively, in 2014, compared to approximately $941 per ADMT and $700 per ADMT, respectively, in 2013.

Average pulp sales realizations increased by approximately 5% to $715 per ADMT in 2014 from approximately $683 per ADMT in 2013, primarily due to higher list prices.

Costs and expenses in 2014 decreased by approximately 4% to $1,013.3 million from $1,056.7 million in 2013, primarily due to lower per unit fiber costs and the overall impact on costs of the stronger U.S. dollar.

In 2014, operating depreciation and amortization marginally decreased to $77.7 million from $78.3 million in 2013.

Selling, general and administrative expenses decreased to $47.9 million in 2014 from $51.2 million in 2013.

Transportation costs decreased to $88.6 million in 2014 from $90.0 million in 2013.

On average, our overall per unit fiber costs in 2014 decreased by approximately 7% from 2013, primarily as a result of lower average fiber costs in the markets from which our mills source their fiber and the strengthening of the U.S. dollar versus the Canadian dollar. Our per unit fiber costs for our Celgar mill decreased during 2014 compared to 2013 due to strong sawmill activity in the region. Our per unit fiber costs at our German mills declined due to sawmills running at high rates, a stronger supply of logs and lower demand from pellet producers and board manufacturers.

In 2014, our operating income increased to $161.8 million from $31.7 million in 2013, primarily due to higher pulp sales realizations, lower per unit fiber costs, the strengthening of the U.S. dollar and record energy sales volumes.

Interest expense in 2014 decreased to $67.5 million from $69.2 million in 2013, primarily due to lower indebtedness.

During 2014, we recorded a net gain on the settlement of debt of $3.4 million, which reflected a gain of $31.9 million on our acquisition of all of the shareholder loans of the former noncontrolling shareholder in Stendal, in large part offset by a loss of $28.5 million on the settlement of debt resulting from the refinancing of our long-term debt.

In 2014, we recorded a non-cash derivative gain of $11.5 million on the mark to market adjustment of the Stendal Interest Rate Swap Contract, compared to a net derivative gain of $19.7 million in 2013.

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

We had net income of $113.2 million, or $1.82 per basic and $1.81 per diluted share, in 2014, which included a non-cash unrealized gain on the Stendal Interest Rate Swap Contract of $11.5 million, a net gain of $3.4 million on the settlement of debt and a deferred income tax benefit of $22.0 million. In 2013, the net loss was $26.4 million, or $0.47 per basic and diluted share, which included a net gain of $19.7 million on the Stendal Interest Rate Swap Contract and our fixed price pulp swaps and a deferred tax provision of $11.5 million.

In 2014, Operating EBITDA increased by 117% to $239.8 million from $110.3 million in 2013, primarily as a result of higher pulp prices, lower per unit fiber costs, the strengthening of the U.S. dollar versus the euro and Canadian dollar and higher energy sales volumes. In 2014, our Operating EBITDA margin was 20%, compared to 10% in 2013.

Sensitivities

Our earnings are sensitive to, among other things, fluctuations in:

NBSK Pulp Price. NBSK pulp is a global commodity that is priced in U.S. dollars, whose markets are highly competitive and cyclical in nature. As a result, our earnings are sensitive to NBSK pulp price changes. Based upon our 2015 sales volume (and assuming all other factors remained constant), each $10.00 per tonne change in NBSK pulp list prices yields a change in Operating EBITDA of approximately $12.0 million.

Foreign Exchange. Our operating costs are in euros for our German mills and Canadian dollars for our Celgar mill and our principal product, NBSK pulp, is quoted in U.S. dollars. As a result, our operating costs when translated into U.S. dollars will fluctuate with changes in the value of the U.S dollar relative to the euro and Canadian dollar. Our business and operating margins have materially benefited from the current strengthening of the U.S. dollar. Based on our 2015 operating costs, each $0.01 change in the value of the U.S. dollar relative to the euro and the Canadian dollar yields a total change in annual operating costs of approximately $9.0 million.

Our energy and chemical sales are made in local currencies and, as a result, decline in U.S. dollar terms when the U.S. dollar strengthens. Based on our 2015 chemical and energy revenues, each $0.01 change in the value of the U.S. dollar relative to the euro and the Canadian dollar yields a total change in chemical and energy revenues of approximately $1.0 million.

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

Liquidity and Capital Resources

Summary of Cash Flows

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Net cash provided by operating activities	$159,220	$144,588	$36,325
Net cash used in investing activities	(49,817)	(49,105)	(44,968)
Net cash provided by (used in) financing activities	(56,664)	(175,752)	15,233
Effect of exchange rate on changes in cash and cash equivalents	(6,282)	(14,287)	3,699

Net increase (decrease) in cash and cash equivalents	$46,457	$(94,556)	$10,289

Cash Flows from Operating Activities. Cash from operations includes:

•	cash received from customers;

•	cash paid to employees and suppliers;

•	cash paid for interest on our debt; and

•	cash paid or received for taxes.

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

Cash provided by operating activities in 2015 increased to $159.2 million from $144.6 million in 2014 and $36.3 million in 2013 due to higher operating income. An increase in accounts receivables, excluding non-cash items, used cash of $11.3 million in 2015, compared to $25.1 million in 2014 and a decrease in accounts receivables providing cash of $14.0 million in 2013. An increase in inventories, excluding non-cash items, used cash of $13.2 million in 2015, compared to a decrease in inventories providing cash of $6.4 million in 2014 and an increase in inventories using cash of $14.6 million in 2013. An increase in accounts payable and accrued expenses, excluding non-cash items, provided cash of $9.7 million in 2015, compared to a decrease in accounts payable and accrued expenses using cash of $5.4 million in 2014 and $11.6 million in 2013.

Cash Flows from Investing Activities. Cash from investing activities includes:

•	acquisitions of property, plant and equipment;

•	proceeds from the sale of assets; and

•	purchases and sales of short-term investments.

Investing activities in 2015 used cash of $49.8 million, primarily related to capital expenditures of $46.5 million and intangible asset purchases of $3.8 million, primarily related to our ERP project. Investing activities in 2014 used cash of $49.1 million, primarily related to capital expenditures of $34.6 million and intangible asset purchases of $4.8 million, primarily related to our ERP project. Investing activities in 2013 used cash of $45.0 million, primarily due to capital spending of $45.7 million.

In 2015, capital expenditures, which used cash of $46.5 million, were primarily related to wastewater reduction projects at our German mills designed to reduce wastewater fees that would otherwise be payable and the completion of an automated chip storage project at the Rosenthal mill. In 2014, capital expenditures, which used cash of $34.6 million, primarily related to a new chip screening project and a logistics and reload center at our Celgar mill and the automated chip storage project and a new tall oil plant at our Rosenthal mill. In 2013, capital expenditures, which used cash of $45.7 million, primarily related to Project Blue Mill.

Cash Flows from Financing Activities. Cash from financing activities includes:

•	issuance and payments of debt;

•	borrowings and payments under revolving lines of credit;

•	proceeds from issuances of stock; and

•	payment of cash dividends and repurchases of stock.

In 2015, financing activities used cash of $56.7 million, primarily due to repayments of our revolving credit facilities, which used cash of $23.1 million, the redemption of the payment-in-kind note issued in respect of the purchase of the minority interest in our Stendal mill in 2014, which used cash of $10.8 million, scheduled payments in respect of the Stendal Interest Rate Swap Contract, which used cash of approximately $13.5 million, and our quarterly dividend payment, which used cash of $7.4 million. In 2014, financing activities used cash of $175.8 million, primarily due to the repurchase of the 2017 Senior Notes and the payout and discharge of the Stendal mill’s then credit facility, which used cash of approximately $891.0 million, and the payment of $20.2 million in associated costs, partially offset by the issuance of shares of our common stock, which provided cash of approximately $53.9 million, the issuance of our 2019 and 2022 Senior Notes, which provided cash of $650.0 million and borrowings on our revolving credit facilities, which provided cash of $26.3 million. In 2014, we received $6.7 million in government grants. In 2013, financing activities provided net cash of $15.2 million, primarily due to borrowings by the Stendal mill under a project loan facility for Project Blue Mill, which provided cash of $22.2 million, and the issuance of an additional $50.0 million of 2017 Senior Notes, which provided cash of $52.3 million, partially offset by principal repayments under Stendal’s project finance facility, which used cash of $55.0 million. In 2013, we received $9.3 million in government grants.

Balance Sheet Data

The following table is a summary of selected financial information for the dates indicated:

	December 31,
	2015	2014
Financial Position	(in thousands)
Cash and cash equivalents	$99,629	$53,172
Working capital	$284,390	$242,364
Total assets	$1,182,817	$1,306,229
Long-term liabilities	$695,420	$751,846
Total equity	$382,976	$438,880

During 2015, as a result of the strengthening of the U.S. dollar versus the euro and the Canadian dollar, we recorded a non-cash reduction in the carrying value of our net assets, consisting primarily of our fixed assets, denominated in euros and Canadian dollars. This non-cash reduction of approximately $123.0 million does not affect our net income, Operating EBITDA or cash flows but is reflected in our other comprehensive income (loss) and as a reduction to our total equity.

Sources and Uses of Funds

Our principal sources of funds are cash flows from operations, cash and cash equivalents on hand and our revolving credit facilities. Our principal uses of funds consist of operating expenditures, capital expenditures and interest payments on our outstanding 2019 and 2022 Senior Notes.

The following table sets out our total capital expenditures and interest expense for the periods indicated:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Capital expenditures	$46,536	$34,612	$45,707
Cash paid for interest expense(1)	$51,975	$65,013	$65,747

(1)	Amounts differ from interest expense which includes non-cash items. See supplemental disclosure of cash flow information from our consolidated financial statements included in this annual report.

As at December 31, 2015, our cash and cash equivalents were $99.6 million, compared to cash and cash equivalents of $53.2 million at the end of 2014. As at the end of 2015, we also had cash of $9.2 million held by Stendal used to secure the Stendal Interest Rate Swap Contract.

As at December 31, 2015, we had approximately $137.0 million available under our revolving credit facilities.

As at December 31, 2015, we had no material commitments to acquire assets or operating businesses.

In 2016, excluding amounts being financed through government grants, we currently expect capital expenditures to be approximately $56.0 million, primarily related to the replacement of mobile equipment at the Stendal mill, the retrofit of the lime kiln and rail acceptance system for logs and other maintenance projects at the Rosenthal mill and maintenance projects and the purchase of equipment for our second pass harvesting project at the Celgar mill.

We currently consider the majority of undistributed earnings of our foreign subsidiaries to be indefinitely reinvested and accordingly no U.S. income tax has been provided on such earnings. However, if we were required to repatriate funds to the United States, we believe that we currently could repatriate the majority thereof without incurring any material amount of taxes as a result of our shareholder advances and tax loss carryforwards. However, it is currently not practical to estimate the income tax liability that might be incurred if such earnings were remitted to the United States.

Based upon the current level of operations and our current expectations for future periods in light of the current economic environment, and in particular, current and expected pulp pricing and foreign exchange rates, we believe that cash flow from operations and available cash, together with available borrowings under our revolving credit facilities, will be adequate to finance the capital requirements for our business including the payment of our quarterly dividend during the next 12 months.

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

Credit Facilities and Debt Covenants

We had the following principal amounts outstanding under our credit facilities, 2019 Senior Notes and 2022 Senior Notes as at the dates indicated:

	December 31,
	2015	2014
	(in thousands)
Stendal Revolving Credit Facility	$-	$25,412
Rosenthal Loan Facility	$-	$-
Rosenthal revolving €5.0 million facility	$-	$-
Celgar Working Capital Facility	$-	$-
2019 Senior Notes	$250,000	$250,000
2022 Senior Notes	$400,000	$400,000

For a description of such indebtedness, see Item 1. “Business – Description of Certain Indebtedness”.

Certain of our long-term obligations contain various financial tests and covenants customary to these types of arrangements.

Under the Stendal Revolving Credit Facility, our Stendal mill must not exceed a ratio of net debt to EBITDA of 2.50:1 in any 12-month period and there must be a ratio of EBITDA to interest expense equal to or in excess of 1.20:1 for each 12-month period. Additionally, current assets to current liabilities must equal or exceed 1.1:1.

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

The Stendal Revolving Credit Facility is provided by a syndicate of four financial institutions and our Celgar Working Capital Facility and our Rosenthal facilities are each provided by one financial institution. To date we have not experienced any reductions in credit availability with respect to these credit facilities. However, if any of these financial institutions were to default on their commitment to fund, we could be adversely affected.

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

As at December 31, 2015, we were in full compliance with all of the covenants of our indebtedness.

Off-Balance-Sheet Activities

At December 31, 2015 and 2014, we had no off-balance sheet arrangements.

Contractual Obligations and Commitments

The following table sets out our contractual obligations and commitments as at December 31, 2015.

	Payments Due By Period
Contractual Obligations(1)	2016	2017-2018	2019-2020	Beyond 2020	Total
	(in thousands)
Debt(2)	$-	$-	$250,000	$400,000	$650,000
Interest rate derivative	10,380	6,533	-	-	16,913
Interest on debt(3)	49,749	99,022	78,826	59,417	287,014
Capital lease obligations(4)	3,333	7,081	6,381	4,505	21,300
Operating lease obligations(5)	1,380	2,527	772	-	4,679
Purchase obligations(6)	1,448	384	-	-	1,832
Other long-term liabilities(7)	3,597	5,988	6,184	16,063	31,832

Total	$69,887	$121,535	$342,163	$479,985	$1,013,570

(1)

We have identified approximately $4.6 million of asset retirement obligations. However, due to the uncertain timing related to these potential liabilities, we are unable to allocate the payments in the contractual obligations table.

(2)

This reflects the future principal payments due under our long-term debt obligations. See Item 1. “Business – Description of Certain Indebtedness” and Note 6 to our consolidated financial statements included herein for a description of such indebtedness.

(3)

Amounts presented for interest payments assume that all debt outstanding as of December 31, 2015 will remain outstanding until maturity, and interest rates on variable rate debt in effect as of December 31, 2015 will remain in effect until maturity.

(4)	Capital lease obligations relate to transportation vehicles and production equipment. These amounts reflect principal and interest.
(5)	Operating lease obligations relate to transportation vehicles and other production and office equipment.
(6)	Purchase obligations relate primarily to take-or-pay contracts, including for purchases of raw materials, made in the ordinary course of business.
(7)

Other long-term liabilities relate primarily to future payments that will be made for post-employment benefits. Those amounts are estimated using actuarial assumptions, including expected future service, to project the future obligations. Additionally, the balance also includes pension funding which is calculated on an annual basis. Consequently, the 2016 amount includes $0.7 million related to pension funding.

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

In the year ended December 31, 2015, we reported a net $123.0 million foreign currency translation loss and, as a result, the cumulative foreign exchange translation loss reported within accumulated other comprehensive loss increased to $156.2 million as at December 31, 2015. In the year ended December 31, 2014, we reported a net $81.0 million foreign currency translation loss.

Based upon the exchange rate at December 31, 2015, the U.S. dollar increased by approximately 10% in value against the euro and increased by approximately 16% in value against the Canadian dollar since December 31, 2014. See Item 7A. “Quantitative and Qualitative Disclosures about Market Risk”.

Credit Ratings of 2019 and 2022 Senior Notes

Standard & Poor’s Rating Services, referred to as “S&P”, and Moody’s Investors Service, Inc., referred to as “Moody’s”, base their assessment of the credit risk on our 2019 and 2022 Senior Notes on the business and financial profile of Mercer Inc. and our restricted subsidiaries under the indentures governing the 2019 and 2022 Senior Notes. As of December 31, 2015, all of our subsidiaries are restricted subsidiaries. Factors that may affect our credit rating include changes in our operating performance and liquidity. Credit rating downgrades can adversely impact, among other things, future borrowing costs and access to capital markets.

In November 2015, S&P affirmed its rating on the 2019 and 2022 Senior Notes as B+ and a recovery rating of “3” but upgraded its outlook to “positive”. Moody’s affirmed its current rating on the 2019 and 2022 Senior Notes as B2 and its outlook as “stable”.

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

Our significant accounting policies are disclosed in Note 1 to our audited annual consolidated financial statements included in Part IV of this annual report. While all of the significant accounting policies are important to the consolidated financial statements, some of these policies may be viewed as having a high degree of judgment. On an ongoing basis using currently available information, management reviews its estimates, including those related to accounting for, among other things, pensions and other post-retirement benefit obligations, deferred income taxes (valuation allowance and permanent reinvestment), depreciation and amortization, future cash flows associated with impairment testing for long-lived assets, legal liabilities and contingencies. Actual results could differ materially from these estimates, and changes in these estimates are recorded when known.

The following accounting policies require management’s most difficult, subjective and complex judgments, and are subject to a fair degree of measurement uncertainty.

Pensions

We maintain a defined benefit pension plan and other post-retirement benefit plan for certain employees at our Celgar mill which is funded based on actuarial estimates and requirements and are non-contributory. We recognize the net funded status of the plan and we record net periodic benefit costs associated with these net obligations. As at December 31, 2015, we had pension and other post-retirement benefit obligations aggregating $55.7 million and accumulated pension plan assets with a fair value of $29.4 million. Our 2015 net periodic pension and other post-retirement benefit costs were $2.2 million. The amounts recorded for the net pension and other post retirement obligations include various judgments and uncertainties.

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

•

return on assets – used to estimate the growth in the value of invested assets that are available to satisfy pension obligations and to determine the expected return on plan assets component of our net periodic pension costs;

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

In determining the rate of compensation increase, we review historical compensation increases and promotions, while considering current industry conditions, the terms of collective bargaining agreements with employees and the outlook for the industry.

For the health care cost trend rate, we consider historical trends for these costs, as well as recently enacted healthcare legislation. We also compare our health care rate to those of our industry.

Variations in assumptions described above could have a significant effect on the pension and other post-retirement benefit net periodic benefit cost and obligation reported in our consolidated financial statements. For example, a one-percentage point change in any one of the following assumptions would have increased (decreased) our 2015 net periodic benefit cost and our accrued benefit obligation as follows:

	Net periodic benefit cost		Accrued benefit obligation
	1% increase	1% decrease	1% increase	1% decrease
Assumption	($ in thousands)
Discount rate	33	(99)	(6,730)	7,714
Return on assets	(307)	307	N/A	N/A
Rate of compensation	20	(19)	430	(425)
Health care cost trend rate	36	(39)	613	(598)

Deferred Taxes

As at December 31, 2015, we had $23.2 million in deferred tax assets and $13.2 million in deferred tax liabilities, resulting in a net deferred tax asset of $10.0 million. Our tax assets are net of a $90.6 million valuation allowance. Our deferred tax assets are comprised primarily of tax loss carryforwards and deductible temporary differences, both of which will reduce taxable income in the future. We assess the realization of these deferred tax assets at each reporting period to determine whether it is more likely than not that the deferred tax asset will be realized. Our assessment includes a review of all available positive and negative evidence, including, but not limited to, the following:

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

If market conditions improve or tax planning opportunities arise in the future, we may reduce our valuation allowance, resulting in future tax benefits. If market conditions deteriorate in the future, we may increase our valuation allowance, resulting in future tax expenses. Any change in tax laws may change the valuation allowances in future periods.

Property, Plant and Equipment

As at December 31, 2015, we had property, plant and equipment recorded in our Consolidated Balance Sheet of $762.4 million. In 2015, we recorded depreciation and amortization for property, plant and equipment of $68.3 million.

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

We are exposed to market risks from changes in interest rates and foreign currency exchange rates, particularly the exchange rates between the U.S. dollar and the euro and Canadian dollar. Changes in these rates may affect our results of operations and financial condition and, consequently, our fair value. We seek to manage these risks through internal risk management policies as well as the periodic use of derivatives. We may use derivatives to reduce or limit our exposure to interest rate and currency risks. We may also use derivatives to reduce or limit our exposure to fluctuations in pulp prices. We use derivatives to reduce our potential losses or to augment our potential gains, depending on our management’s perception of future economic events and developments. These types of derivatives are generally highly speculative in nature. They are also very volatile as they are highly leveraged given that margin requirements are relatively low in proportion to notional amounts.

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

As at December 31, 2015 and 2014, we had no outstanding derivatives, other than the Stendal Interest Rate Swap Contract.

However, in the future, we may from time to time use foreign exchange derivatives to convert some of our costs (including currency swaps relating to our long-term indebtedness) from euros to U.S. dollars as our principal product is priced in U.S. dollars. We have also converted some of our costs to U.S. dollars by issuing long-term U.S. dollar denominated debt in the form of our 2019 and 2022 Senior Notes. We may also from time to time use pulp price derivatives to fix price realizations and interest rate derivatives to fix the rate of interest on indebtedness.

In August 2002, Stendal entered into the Stendal Interest Rate Swap Contract in connection with its long-term indebtedness relating to the Stendal mill to fix the interest rate thereunder at the then low level, relative to its historical trend and projected variable interest rate. Under the Stendal Interest Rate Swap Contract, Stendal pays a fixed rate and receives a floating rate with the interest payments being calculated on a notional amount. The interest rates payable thereunder were swapped into fixed rates based on the Eur-Euribor rate for the repayment periods of the tranches under Stendal’s indebtedness. Stendal effectively converted its indebtedness from a variable interest rate loan into a fixed interest rate loan. The Stendal Interest Rate Swap Contract was left in place following the refinancing of Stendal’s indebtedness in November 2014.

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

The following table and the notes thereto sets forth the maturity date, the notional amount, the recognized gain or loss and the strike and swap rates for derivatives that were in effect during 2015 and 2014:

		December 31, 2015		December 31, 2014
Derivative Instrument	Maturity Date	Notional Amount	Recognized Gain (Loss)	Notional Amount	Recognized Gain (Loss)
		(in millions)	(in thousands)	(in millions )	(in thousands)
Stendal interest rate swap(1)	October 2017	$ 209.0	$ (935)	$ 304.7	$ 11,501

(1)

In 2002, Stendal entered into the Stendal Interest Rate Swap Contract, which are variable-to-fixed interest rate swaps, with respect to an aggregate maximum amount of approximately €612.6 million of the principal amount of the long-term indebtedness under its then credit facility. The remaining contract commenced in April 2005 for a notional amount of €612.6 million, with an interest rate of 5.28%, and the notional amount gradually decreases and the contract terminates in October 2017.

Interest Rate Risk

Fluctuations in interest rates may affect the fair value of fixed interest rate financial instruments which are sensitive to such fluctuations. A decrease in interest rates may increase the fair value of such fixed interest rate financial instrument assets and an increase in interest rates may decrease the fair value of such fixed interest rate financial instrument liabilities, thereby increasing our fair value. An increase in interest rates may decrease the fair value of such fixed interest rate financial instrument assets and a decrease in interest rates may increase the fair value of such fixed interest rate financial instrument liabilities, thereby decreasing our fair value. We may seek to manage our interest rate risks through the use of interest rate derivatives. For a discussion of our interest rate derivatives including maturities, notional amounts, gains or losses and swap rates, see “– Derivatives”.

The following tables provide information about our exposure to interest rate fluctuations for the financial instruments sensitive to such fluctuations as at December 31, 2015 and expected cash flows from these instruments:

	As at December 31, 2015
	Total	Fair Value	Expected maturity date
			2016	2017	2018	2019	2020	Thereafter
	(in thousands, other than percentages)
Liabilities
Long-term debt:
Fixed rate ($)(1)(2)	650,000	654,625	-	-	-	250,000	-	400,000
Average interest rate	7.46%	7.46%

	Notional Amount	Fair Value	Expected maturity date
			2016	2017	2018	2019	2020	Thereafter
Interest Rate Derivatives	(in thousands, other than percentages)
Interest rate swap:
Variable to fixed ($)(3)	208,965	(16,913)	69,606	139,359	-	-	-	-
Average pay rate	5.28%	5.28%	5.28%	5.28%	-	-	-	-
Average receive rate	0.03%	0.03%	0.03%	0.03%	-	-	-	-

(1)	2019 Senior Notes bearing interest at 7.000%, principal amount $250.0 million.
(2)	2022 Senior Notes bearing interest at 7.750%, principal amount $400.0 million.
(3)	The Stendal Interest Rate Swap Contract.

Foreign Currency Exchange Rate Risk

Our reporting currency is the U.S. dollar. However, we hold financial instruments denominated in euros and Canadian dollars which are sensitive to foreign currency exchange rate fluctuations. A depreciation of these currencies against the U.S. dollar will decrease the fair value of such financial instrument assets and an appreciation of these currencies against the U.S. dollar will increase the fair value of such financial instrument liabilities, thereby decreasing our fair value. An appreciation of these currencies against the U.S. dollar will increase the fair value of such financial instrument assets and a depreciation of these currencies against the U.S. dollar will decrease the fair value of financial instrument liabilities, thereby increasing our fair value. We may seek to manage our foreign currency risks by utilizing foreign exchange rate derivatives. For a discussion of such derivatives including maturities, notional amounts, gains or losses and strike rates, see “– Derivatives”.

The following table provides information about our exposure to foreign currency exchange rate fluctuations for the carrying amount of financial instruments sensitive to such fluctuations as at December 31, 2015 and expected cash flows from these instruments:

	As at December 31, 2015
	Carrying Value	Fair Value	Expected maturity date
Financial Instruments			2016	2017	2018	2019	2020	Thereafter
	(in thousands)
in euros
Cash and cash equivalents	45,378	45,378	45,378	-	-	-	-	-
Restricted cash	8,500	8,500	4,469	4,031	-	-	-	-
Accounts receivable	76,319	76,319	76,319	-	-	-	-	-
Accounts payable and other	57,411	57,411	57,411	-	-	-	-	-
Derivative financial instruments	15,576	15,576	9,559	6,017	-	-	-	-

in Canadian dollars
Cash and cash equivalents	16,877	16,877	16,877	-	-	-	-	-
Accounts receivable	15,536	15,536	15,536	-	-	-	-	-
Accounts payable and other	29,223	29,223	29,223	-	-	-	-	-

Pulp Price Risk

Fluctuations in the price of pulp will affect the fair value of pulp price swaps. A decrease in pulp prices will increase the fair value of the pulp price swaps and an increase in pulp prices will decrease the fair value of the pulp price swaps. As at December 31, 2015, we had no outstanding pulp price derivatives.

Energy Price Risk

We are subject to some energy price risk, primarily for natural gas purchases. Our electricity price risks are mitigated by the ability of all of our mills to produce renewable energy.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and supplementary data required with respect to this Item 8, and as listed in Item 15 of this annual report on Form 10-K, are included in this annual report on Form 10-K commencing on page 91.

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

Management assessed the effectiveness of Mercer’s internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework, as issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment and those criteria, management concluded that Mercer maintained effective internal control over financial reporting as of December 31, 2015.

The effectiveness of Mercer’s internal control over financial reporting as of December 31, 2015 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their attestation report which appears within.

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

Jimmy S.H. Lee, age 58, has served as director since May 1985, as President and Chief Executive Officer from 1992 to July 2015 and as Executive Chairman since July 2015. Previously, during the period when MFC Bancorp Ltd. was our affiliate, he served as a director from 1986 and President from 1988 to December 1996 when it was spun out. Mr. Lee was also a director of Quinsam Capital Corp. from March 2004 to November 2007 and Fortress Paper Ltd. from August 2006 to April 2008. During Mr. Lee’s tenure with Mercer, we acquired the Rosenthal mill and converted it to the production of kraft pulp, constructed and commenced operations at the Stendal mill and acquired the Celgar mill. He holds a Bachelor of Science degree in Chemical Engineering from the University of British Columbia, Canada. Mr. Lee possesses particular knowledge and experience in our business as a “founder” and as our Chief Executive Officer for over 23 years. He also has broad knowledge and experience in finance and banking, credit markets, international pulp markets, derivative risk management and capital allocation. Through his experience and background, Mr. Lee provides vision and leadership to the Board. Mr. Lee also provides the Board with insight and information regarding our strategy, operations and business.

David M. Gandossi, age 58, has served as a director and as Chief Executive Officer and President since July 2015 and served as Executive Vice-President, Chief Financial Officer and Secretary from August 2003 to July 2015. His previous roles included Chief Financial Officer and other senior executive positions with Formation Forest Products and Pacifica Papers Inc. Since 2007, Mr. Gandossi has chaired the B.C. Pulp and Paper Task Force, a joint government industry and labor effort mandated to identify measures to improve the competitiveness of the British Columbia pulp and paper industry. He also participated in the Pulp and Paper Advisory Committee to the BC Competition Council and was a member of B.C.’s Working Roundtable on Forestry. He is currently a Director of FPInnovations and Chair of the FPI National Research Advisory Committee. He also co-chairs the BC Bio-economy Transformation Council, a collaborative effort between Government and industry. Mr. Gandossi holds a Bachelor of Commerce degree from the University of British Columbia and is a Fellow of the Institute of Chartered Accountants of British Columbia in Canada.

Eric Lauritzen, age 77, has served as a director since June 2004. From 1994 until his retirement in 1998, he was President and Chief Executive Officer of Harmac Pacific, Inc., a TSX-listed pulp producer that was acquired by Pope & Talbot Inc. From 1981 to 1994, he served as Vice President, Pulp and Paper Marketing of MacMillan Bloedel Limited, a TSX-listed North American pulp and paper company that was acquired by Weyerhaeuser Company Limited. Mr. Lauritzen has accumulated extensive executive, production and marketing experience in the pulp and paper industry, particularly in the softwood kraft pulp sector. He received his Bachelor of Commerce degree in 1961 from the University of British Columbia and his M.B.A. in 1963 from Harvard Business School. Mr. Lauritzen brings to the Board broad industry and leadership experience and understanding of the pulp business on a global basis, including sales and marketing. He also provides leadership to our Board on board practices, governance matters and succession planning in his role as the Lead Director of the Board.

William D. McCartney, age 60, has served as a director since January 2003. He has been the President and Chief Executive Officer of Pemcorp Management Inc., a corporate finance and management consulting firm, since its inception in 1990. From 1984 to 1990, he was a founding partner of Davidson & Company, Chartered Accountants, where he specialized in business advisory services. He has been involved with numerous capital restructuring and financing events involving several public companies and brings substantial knowledge relating to the financial accounting and auditing processes. He is a member of the Local Advisory Committee of the TSX and TSX Venture Exchange. He is a chartered accountant and has been a member of the Canadian Institute of Chartered Accountants since 1980. He holds a Bachelor of Arts degree in Business Administration from Simon Fraser University. Mr. McCartney has extensive experience in accounting, financial and capital markets. He provides the Board with insight and leads its review and understanding of accounting, financial and reporting matters. Mr. McCartney provides the Board experience and leadership on accounting and financial matters in his role as Chair of the Board’s Audit Committee.

Graeme A. Witts, age 77, has served as a director since 2003. He is also a Director and the former Chairman of Azure Property Group, SA, a European hotel group. He organized Sanne Trust Company Limited, a trust company located in the Channel Islands, in 1988 and was Managing Director from 1988 to 2000, when he retired. Mr. Witts has previous executive experience with the Procter & Gamble Company, as well as with Clarks shoes. He also has experience in government auditing and brings significant financial accounting knowledge from a global perspective. Mr. Witts is a fellow of the Institute of Chartered Accountants of England and Wales and holds a masters degree in chemistry from Oxford University and a research degree in magnetic resonance. Mr. Witts has extensive experience in global accounting and financial matters, which he brings to the Board along with senior executive experience with large international companies. His broad knowledge and senior level experience in European businesses, accounting and financing matters provide valuable insights to the Board.

Bernard Picchi, age 66, has served as a director since June 2011. He is now Managing Director of Private Wealth Management for Palisade Capital Management, LLC, of Fort Lee, New Jersey, and has been in that role since July 2009. Before joining Palisade, Mr. Picchi served as Managing Partner of Willow Rock Associates from August 2008 through June 2009, a company which advised securities firms on energy investments. From March 2003 through July 2008, Mr. Picchi served as Senior Energy Analyst at two independent research firms based in New York City, Foresight Research Solutions (2003-2005) and Wall Street Access (2006-2008). From 1999 through 2002, he was Director of U.S. Equity Research at Pittsburgh-based Federated Investors, where he also managed the Capital Appreciation Fund, a 5-star rated (during his tenure) $1.5 billion equity mutual fund. Before Federated Investors, Mr. Picchi enjoyed a 20-year career on Wall Street (Salomon Brothers, Kidder Peabody, and Lehman Brothers) both as an award-winning energy analyst and as an executive (Director of U.S. Equity Research at Lehman in the mid-1990s). He began his post-college career at Mellon Bank in Pittsburgh, Pennsylvania. Mr. Picchi holds a Bachelor of Science degree in Foreign Service from Georgetown University, and he has achieved the professional designation Chartered Financial Analyst. He has also served on various non-profit boards, most notably that of the Georgetown University Library on which he has served for the past 30 years. Mr. Picchi brings to our Board his significant experience and financial expertise in the capital markets, investments and analysis of public companies. His broad experience in the capital markets and particularly as a financial analyst and wealth manager provide the Board with valuable insight into the expectations, concerns and interests of investors, Shareholders and the capital markets generally.

James Shepherd, age 63, has served as a director since June 2011. He is also currently a director of Buckman Laboratories International Inc. Mr. Shepherd was President and Chief Executive Officer of Canfor Corporation from 2004 to 2007 and Slocan Forest Products Ltd. from 1999 to 2004. He is also the former President of Crestbrook Forest Industries Ltd. and Finlay Forest Industries Limited and the former Chairman of the Forest Products Association of Canada. Mr. Shepherd has previously served as a director of Conifex Timber Inc., Canfor Corporation and Canfor Pulp Income Fund (now Canfor Pulp Products Inc.). Mr. Shepherd holds a degree in Mechanical Engineering from Queen’s University. Mr. Shepherd has held several chief executive officer leadership and other senior positions in the forest industry. As a result, Mr. Shepherd brings to the Board extensive senior executive experience relevant to our operations and an understanding of all aspects of the forest products business, ranging from fiber harvesting to lumber and pulp and paper operations. He also brings to our Board significant experience and background in the designing, execution and implementation of large, complex capital projects at large manufacturing facilities like our mills.

R. Keith Purchase, age 71, has served as a director since June 2012. Mr. Purchase was Executive Vice-President and Chief Operating Officer for MacMillan Bloedel Ltd. from 1998 to 1999, President and Chief Executive Officer of TimberWest Forest Ltd. from 1994 to 1998 and Managing Director of Tasman Pulp and Paper from 1990 to 1994. Mr. Purchase was previously a director of Catalyst Paper Corporation and Chair of its board of directors. Mr. Purchase has held several very senior positions in significant companies involved in the forestry industry. He brings to the Board extensive senior executive experience relevant to the Company’s operations, as well as significant board of director leadership experience from a wide variety of companies.

Nancy Orr, age 65, has served as a director since May 2013. Ms. Orr is also a director of Protocol Biomass Corp., Prometic Life Sciences Inc. and Ressources Québec, a subsidiary of Investissement Québec. Ms. Orr’s previous experience includes serving as President of Dynamis Group Inc. from 1991 to 2007, a private company involved in the energy and wood recycling sectors in Europe and the United States. Ms. Orr also served as Interim Chief Financial Officer of Redline Communications Inc., where she also served as a director, Chair of its Audit Committee and a member of its Compensation Committee. She brings to the Board significant experience as a senior executive, director and audit and compensation committee member of a wide variety of publicly traded companies and government corporations, including the Bank of Canada, Dundee Wealth Management Inc., Fibrek Inc., Donohue Inc., les Services Financiers CDPQ – la Caisse de dépôt et placement du Québec, H.E.C. Montréal and FRV Media Inc. Ms. Orr is a member of the Women Corporate Directors and a Fellow member of the Chartered Professional Accountants of Quebec and holds a Master of Business Administration from Queen’s University and a Bachelor of Arts degree from the University of Western Ontario. Ms. Orr brings to the Board extensive experience and knowledge in the forest products industry and in financial and accounting matters. She provides the Board with valuable experience and insight into board and governance practices and accounting matters.

David K. Ure, age 48, returned to Mercer in September 2013, assuming the role of Senior Vice President, Finance from September 2013 to July 2015 and the role of Chief Financial Officer and Secretary from July 2015. Prior to serving as Vice President, Finance of Sierra Wireless Inc., Mr. Ure was Vice President, Controller at Mercer from 2006 to 2010. He has also served as Controller at various companies including Catalyst Paper Corp., Pacifica Papers Inc., and Trojan Lithograph Corporation, as well as CFO and Secretary of Finlay Forest Industries Inc. Mr. Ure has over 15 years’ experience in the forest products industry. He holds a Bachelor of Commerce in Finance from the University of British Columbia, Canada and is a member of the Certified General Accountants’ Association of Canada.

Leonhard Nossol, age 58, has served as our Group Controller for Europe since August 2005. He has also been Managing Director of Rosenthal since 1997 and the sole Managing Director of Rosenthal since 2005. Before joining Mercer, Mr. Nossol was Director, Finance and Administration for a German household appliance producer from 1992 to 1997. Prior to this, he was Operations Controller at Grundig AG (consumer electronics) in Nürnberg. Mr. Nossol has been a member of the German Industry Federation’s (BDI) Tax Committee since 2003. He was elected President of the German Wood Users Association (AGR) in 2013. Mr. Nossol holds a Political Science degree from Freie Universität Berlin and a degree in Business Management from the University of Applied Sciences in Berlin.

Richard Short, age 48, has served as Vice President, Controller since February 2014 and as Controller from November 2010 to February 2014, prior to which he served as Controller and Director,

Corporate Finance since joining Mercer in 2007. Previous roles include Controller, Financial Reporting from 2006 to 2007 and Director, Corporate Finance from 2004 to 2006 with Catalyst Paper Corporation and Assistant Controller at the Alderwoods Group Inc. Mr. Short holds a Bachelor of Arts in Psychology from the University of British Columbia and has been a member of the Canadian Institute of Chartered Accountants since 1993.

David M. Cooper, age 62, has served as Vice President of Sales and Marketing for Europe since 2005. Mr. Cooper previously held a variety of senior positions around the world at Sappi Ltd. from 1982 to 2005. These roles included the sales and marketing of various pulp and paper grades and the management of a manufacturing facility. Mr. Cooper has more than thirty years of diversified experience in the international pulp and paper industry.

Eric X. Heine, age 52, has served as Vice President of Sales and Marketing for North America and Asia since June 2005. Mr. Heine was previously Vice President Pulp and International Paper Sales and Marketing for Domtar Inc. from 1999 to 2005. Mr. Heine has over twenty-five years of experience in the pulp and paper industry, including developing strategic sales channels and market partners to build corporate brands. He holds a Bachelor of Science in Forestry (Wood Science) from the University of Toronto, Canada.

Wolfram Ridder, age 54, has served as Vice President of Business Development since 2005, prior to which he served as Managing Director at Mercer’s Stendal mill from 2001 to 2005. Mr. Ridder also served as Vice President Pulp Operations, Assistant to CEO from 1999 to 2005 and Assistant Managing Director at the Rosenthal mill from 1995 to 1998. Prior to joining Mercer, Mr. Ridder worked as a Scientist for pulping technology development at the German Federal Research Center for Wood Science and Technology in Hamburg from 1988 to 1995. Mr. Ridder has a Master of Business Administration and a Master of Wood Science and Forest Product Technology from Hamburg University.

Genevieve Stannus, age 45, has served as Treasurer since July 2005, prior to which she served as Senior Financial Analyst since joining Mercer in August 2003. Prior to her role at Mercer, Ms. Stannus held Senior Treasury Analyst positions with Catalyst Paper Corporation and Pacifica Papers Inc. Ms. Stannus has twenty years of experience in the forest products industry. She is a member of the Certified General Accountants Association of Canada.

Brian Merwin, age 42, has served as Vice President, Strategic Initiatives since February 2009. Mr. Merwin previously held roles within Mercer such as Director, Strategic and Business Initiatives, and Business Analyst. He was a key member of the Celgar Energy Project, and was instrumental in the development of the B.C. Hydro energy purchase agreement and securing the ecoENERGY grant. Mr. Merwin has a Master of Business Administration from the Richard Ivey School of Business in Ontario, Canada and a Bachelor of Commerce degree from the University of British Columbia, Canada.

We also have experienced mill managers at all of our mills who have operated through multiple business cycles in the pulp industry.

The Board met five times during 2015 and each current member of the Board attended 100% of the total number of such meetings and meetings of the committees of the Board on which they serve during their term. In addition, our independent directors regularly meet in separate executive sessions without any member of our management present. The Lead Director presides over these meetings. Although we do not have a formal policy with respect to attendance of directors at our annual meetings, all directors are encouraged and expected to attend such meetings if possible. All of our directors attended our 2015 annual meeting.

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

Audit Committee

The Audit Committee was established in accordance with Section 3(a)(58)(A) of the Exchange Act and functions pursuant to a charter adopted by the directors. A copy of the current charter is incorporated by reference in the exhibits to this Form 10-K and is available on our website at www.mercerint.com under the “Governance” link. The function of the Audit Committee generally is to meet with and review the results of the audit of our financial statements performed by the independent public accountants and to recommend the selection of independent public accountants. The members of the Audit Committee are Mr. McCartney, Mr. Shepherd and Ms. Orr, each of whom is independent under applicable laws and regulations and the listing requirements of the NASDAQ Global Select Market. Mr. McCartney is a Chartered Accountant and a “financial expert” within the meaning of such term under the Sarbanes-Oxley Act of 2002. The Audit Committee met four times during 2015.

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

Compensation and Human Resource Committee

The Board has established a Compensation and Human Resource Committee. The Compensation and Human Resource Committee is responsible for reviewing and approving the strategy and design of our compensation, equity-based and benefits programs. The Compensation and Human Resource Committee functions pursuant to a charter adopted by the directors, a copy of which is available on our website at www.mercerint.com in the Corporate Governance Guidelines under the “Governance” link. The Compensation and Human Resource Committee is also responsible for approving all compensation actions relating to executive officers. The members of the Compensation and Human Resource Committee are Mr. Picchi, Mr. Witts, Mr. Purchase and Ms. Orr, each of whom is independent under applicable laws and regulations and the listing requirements of the NASDAQ Global Select Market. The Compensation and Human Resource Committee met four times during 2015.

Governance and Nominating Committee

The Board has established a Governance and Nominating Committee comprised of Mr. Lauritzen, Mr. McCartney and Mr. Witts, each of whom is independent under applicable laws and regulations and the listing requirements of the NASDAQ Global Select Market. The Governance and Nominating Committee functions pursuant to a charter adopted by the directors, a copy of which is incorporated by reference in the exhibits to this Form 10-K and is available on our website at www.mercerint.com in the Corporate Governance Guidelines under the “Governance” link. The purpose of the committee is to: (i) manage the corporate governance system of the Board; (ii) assist the Board in fulfilling its duties to meet applicable legal and regulatory and self-regulatory business principles and codes of best practice; (iii) assist in the creation of a corporate culture and environment of integrity and accountability; (iv) in conjunction with the Lead Director, monitor the quality of the relationship between the Board and management; (v) review management succession plans; (vi) recommend to the Board nominees for appointment to the Board; (vii) lead the Board’s annual review of the Chief Executive Officer’s performance; and (viii) set the Board’s forward meeting agenda. The Governance and Nominating Committee met four times in 2015.

Environmental, Health and Safety Committee

The Board established an Environmental, Health and Safety Committee in 2006, currently comprised of Mr. Shepherd, Mr. Purchase and Mr. Lee, to review on behalf of the Board the policies and processes implemented by management, and the resulting impact and assessments of all our environmental, health and safety related activities. The Environmental, Health and Safety Committee functions pursuant to a charter adopted by the directors, a copy of which is available on our website at www.mercerint.com in the Corporate Governance Guidelines under the “Governance” link. More specifically, the Environmental, Health and Safety Committee is to: (i) review and approve, and if necessary revise, our environmental, health and safety policies and environmental compliance programs; (ii) monitor our environmental, health and safety management systems including internal and external audit results and reporting; and (iii) provide direction to management on the frequency and focus of external independent environmental, health and safety audits. The Environmental, Health and Safety Committee met four times in 2015.

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

Code of Business Conduct and Ethics and Anti-Corruption Policy

The Board has adopted a Code of Business Conduct and Ethics that applies to our directors, employees and executive officers and an Anti-Corruption Policy. The code and the policy are available on our website at www.mercerint.com under the “Governance” link. Copies of the code and the policy may also be obtained without charge upon request to Investor Relations, Mercer International Inc., Suite 1120, 700 West Pender Street, Vancouver, British Columbia, Canada V6C 1G8 (Telephone: (604) 684-1099) or Investor Relations, Mercer International Inc., 14900 Interurban Avenue South, Suite 282, Seattle WA, U.S.A. 98168 (Telephone: (206) 674-4639).

Section 16(a) Beneficial Ownership Reporting Compliance

The information required under “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated by reference from the proxy statement relating to our annual meeting to be held in 2016, which will be filed with the SEC within 120 days of our most recently completed fiscal year.

ITEM 11.   EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated by reference from the proxy statement relating to our annual meeting to be held in 2016, which will be filed with the SEC within 120 days of our most recently completed fiscal year.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is incorporated by reference from the proxy statement relating to our annual meeting to be held in 2016, which will be filed with the SEC within 120 days of our most recently completed fiscal year.

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

The information called for by Items 404(a) and 407(a) of Regulation S-K required to be included under this Item 13 is incorporated by reference from the proxy statement relating to our annual meeting to be held in 2016, which will be filed with the SEC within 120 days of our most recently completed fiscal year.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 is incorporated by reference from the proxy statement relating to our annual meeting to be held in 2016, which will be filed with the SEC within 120 days of our most recently completed fiscal year.

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

10.2	Form of Trustee’s Indemnity Agreement between Mercer International Inc. and its Trustees. Incorporated by reference from Form 10-K filed March 31, 2003.

10.3†	2004 Stock Incentive Plan. Incorporated by reference from Form S-8 filed June 16, 2004.

10.4†	Mercer International Inc. 2010 Stock Incentive Plan. Incorporated by reference from Appendix A to Mercer International Inc.’s definitive proxy statement on Schedule 14A filed April 24, 2014.

10.5†	Employment Agreement effective September 1, 2005 between Mercer International Inc. and Leonhard Nossol dated August 18, 2005. Incorporated by reference from Form 10-Q filed May 6, 2008.

10.6†	Employment Agreement dated October 20, 2005 between Mercer Pulp Sales GmbH and David Cooper. Incorporated by reference from Form 10-Q filed April 29, 2015.

10.7†	Employment Agreement dated October 2, 2006 between Stendal Pulp Holding GmbH and Wolfram Ridder. Incorporated by reference from Form 8-K filed October 3, 2006.

10.8

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

10.9

Revolving Credit Facility Agreement dated August 19, 2009 among D&Z Holding GmbH, Zellstoff-und Papierfabrik Rosenthal GmbH, D&Z Beteiligungs GmbH and ZPR Logistik GmbH and Bayerische Hypo-und Vereinsbank AG. Incorporated by reference from Form 8-K filed August 24, 2009.

10.10

Extension, Amendment and Confirmation Letter dated October 4, 2012 among Zellstoff- und Papierfabrik Rosenthal GmbH, D&Z Holding GmbH, D&Z Beteiligungs GmbH, ZPR Logistik GmbH, Bayerische Hypo-und Vereinsbank AG and Mercer International Inc. Incorporated by reference from Form 10-Q filed November 2, 2012.

10.11

Second Amended and Restated Credit Agreement dated as of May 2, 2013 among Zellstoff Celgar Limited Partnership, as borrower, and the lenders from time to time parties thereto, as lenders, and Canadian Imperial Bank of Commerce, as agent. Incorporated by reference from Form 8-K filed May 8, 2013.

10.12*	Second Extension, Amendment and Confirmation Letter dated February 5, 2016 among Zellstoff- und Papierfabrik Rosenthal GmbH, D&Z Holding GmbH, ZPR Logistik GmbH and Mercer International Inc.

10.13†	Employment Agreement between Mercer International Inc. and David Ure dated August 12, 2013. Incorporated by reference from Form 8-K filed on July 19, 2015.

10.14

First Amending Agreement dated October 21, 2014 between Zellstoff Celgar Limited Partnership, Mercer International Inc., as guarantor, and Canadian Imperial Bank of Commerce. Incorporated by reference from Form 10-Q filed October 31, 2014.

10.15†	Amendment to Employment Agreement between Mercer International Inc. and David Ure, dated July 17, 2015. Incorporated by reference from Form 8-K filed July 19, 2015.

10.16†

Second Amended and Restated Employment Agreement between Mercer International Inc. and Jimmy S.H. Lee, dated for reference September 29, 2015. Incorporated by reference from Form 8-K filed September 28, 2015.

10.17†

Amended and Restated Employment Agreement between Mercer International Inc. and David M. Gandossi, dated for reference September 29, 2015. Incorporated by reference from Form 8-K filed September 28, 2015.

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

101*

The following financial statements from the Company’s annual report on Form 10-K for the year ended December 31, 2015, filed with the SEC on February 12, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Changes in Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

*	Filed herewith.
†	Denotes management contract or compensatory plan or arrangement.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

Mercer International Inc.

We have audited the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity and cash flows of Mercer International Inc. and its subsidiaries as of December 31, 2015 and December 31, 2014 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015. We also have audited Mercer International Inc.’s and its subsidiaries’ internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the company’s internal control over financial reporting based on our integrated audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mercer International Inc. and its subsidiaries as of December 31, 2015 and December 31, 2014 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, Mercer International Inc. and its subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the COSO.

/s/ PricewaterhouseCoopers LLP

Chartered Professional Accountants

Vancouver, British Columbia

February 12, 2016

MERCER INTERNATIONAL INC.

CONSOLIDATED BALANCE SHEETS

(In thousands of U.S. dollars, except share and per share data)

	December 31,
	2015	2014
ASSETS
Current assets
Cash and cash equivalents	$99,629	$53,172
Restricted cash (Note 14)	9,230	10,286
Accounts receivable (Note 2)	134,254	141,088
Inventories (Note 3)	141,001	146,576
Prepaid expenses and other	4,697	6,745

Total current assets	388,811	357,867

Property, plant and equipment, net (Note 4)	762,391	883,150
Intangible and other assets	8,461	8,925
Deferred income tax (Note 8)	23,154	56,287

Total assets	$1,182,817	$1,306,229

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and other (Note 5)	$96,032	$102,225
Dividends payable (Note 9)	7,418	-
Pension and other post-retirement benefit obligations (Note 7)	971	1,177
Debt (Note 6)	-	12,101

Total current liabilities	104,421	115,503

Debt (Note 6)	638,043	661,570
Interest rate derivative liability (Note 14)	6,533	17,962
Pension and other post-retirement benefit obligations (Note 7)	25,374	34,837
Capital leases and other (Note 16)	12,299	15,321
Deferred income tax (Note 8)	13,171	22,156

Total liabilities	799,841	867,349

Shareholders’ equity
Common shares $1 par value; 200,000,000 authorized;
64,502,000 issued and outstanding (2014 - 64,274,000)	64,424	64,156
Additional paid-in capital	329,246	326,951
Retained earnings	160,880	100,214
Accumulated other comprehensive loss (Note 11)	(171,574)	(52,441)

Total shareholders’ equity	382,976	438,880

Total liabilities and shareholders’ equity	$1,182,817	$1,306,229

Commitments and contingencies (Note 17)
Subsequent events (Note 2, Note 6(e) and Note 9)

The accompanying notes are an integral part of these consolidated financial statements.

MERCER INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands of U.S. dollars, except per share data)

	For the Year Ended December 31,
	2015	2014	2013
Revenues
Pulp	$946,237	$1,073,632	$996,187
Energy and chemicals	86,967	101,480	92,198

	1,033,204	1,175,112	1,088,385
Costs and expenses
Operating costs, excluding depreciation and amortization	753,523	887,712	920,832
Operating depreciation and amortization	67,761	77,675	78,309
Selling, general and administrative expenses	46,236	47,927	51,169
Restructuring expenses	-	-	6,415

Operating income	165,684	161,798	31,660

Other income (expense)
Interest expense	(53,891)	(67,516)	(69,156)
Gain on settlement of debt	-	3,357	-
Foreign exchange gain (loss) on intercompany debt	(5,306)	(4,777)	904
Gain (loss) on derivative instruments (Note 14)	(935)	11,501	19,709
Other income (expense)	(601)	(171)	311

Total other expense	(60,733)	(57,606)	(48,232)

Income (loss) before income taxes	104,951	104,192	(16,572)
Income tax benefit (provision) (Note 8)
Current	(11,934)	(5,242)	2,286
Deferred	(17,515)	22,016	(11,482)

Net income (loss)	75,502	120,966	(25,768)
Less: net income attributable to noncontrolling interest	-	(7,812)	(607)

Net income (loss) attributable to common shareholders	$75,502	$113,154	$(26,375)

Net income (loss) per share attributable to common shareholders (Note 10)
Basic	$1.17	$1.82	$(0.47)
Diluted	$1.17	$1.81	$(0.47)

Cash dividends declared per common share (Note 9)	$0.23	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

MERCER INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands of U.S. dollars)

	For the Year Ended December 31,
	2015	2014	2013
Net income (loss)	$75,502	$120,966	$(25,768)

Other comprehensive income (loss), net of taxes
Foreign currency translation adjustment (net of tax effect of $nil in all years)	(122,955)	(81,024)	(1,733)
Change in unrecognized losses and prior service costs related to defined benefit plans (net of tax effect of $nil in all years)	3,949	(2,873)	4,636
Change in unrealized gains/losses on marketable securities (net of tax effect of $nil in all years)	(127)	(14)	(10)

Other comprehensive income (loss), net of taxes	(119,133)	(83,911)	2,893

Total comprehensive income (loss)	(43,631)	37,055	(22,875)
Comprehensive income attributable to noncontrolling interest	-	(7,812)	(607)

Comprehensive income (loss) attributable to common shareholders	$(43,631)	$29,243	$(23,482)

The accompanying notes are an integral part of these consolidated financial statements.

MERCER INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands of U.S. dollars, except share data)

	Common shares
	Number (thousands of shares)	Amount, at Par Value	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Shareholders’ Equity	Noncontrolling Interest (Deficit)	Total Equity
Balance at December 31, 2012	55,816	$55,619	$267,718	$37,190	$28,577	$389,104	$(21,342)	$367,762
Shares issued on grants of restricted shares	38	77	(77)	-	-	-	-	-
Stock compensation expense	-	-	3,574	-	-	3,574	-	3,574
Net income (loss)	-	-	-	(26,375)	-	(26,375)	607	(25,768)
Capital contribution to acquire additional 8.1% of Stendal mill	-	-	(10,118)	-	-	(10,118)	9,974	(144)
Other comprehensive income	-	-	-	-	2,893	2,893	-	2,893

Balance at December 31, 2013	55,854	55,696	261,097	10,815	31,470	359,078	(10,761)	348,317
Shares issued through public share offering	8,050	8,050	45,809	-	-	53,859	-	53,859
Shares issued on grants of restricted shares	38	78	(78)	-	-	-	-	-
Shares issued on grants of performance shares	332	332	(332)	-	-	-	-	-
Stock compensation expense	-	-	1,470	-	-	1,470	-	1,470
Net income	-	-	-	113,154	-	113,154	7,812	120,966
Acquisition of noncontrolling interest in the Stendal mill (Note 12)	-	-	18,985	(23,755)	-	(4,770)	2,949	(1,821)
Other comprehensive loss	-	-	-	-	(83,911)	(83,911)	-	(83,911)

Balance December 31, 2014	64,274	64,156	326,951	100,214	(52,441)	438,880	-	438,880
Shares issued on grants of restricted shares	38	78	(78)	-	-	-	-	-
Shares issued on grants of performance shares	160	160	(160)	-	-	-	-	-
Shares issued on exercise of stock options	30	30	(30)	-	-	-	-	-
Stock compensation expense	-	-	2,563	-	-	2,563	-	2,563
Net income	-	-	-	75,502	-	75,502	-	75,502
Dividends declared	-	-	-	(14,836)	-	(14,836)	-	(14,836)
Other comprehensive loss	-	-	-	-	(119,133)	(119,133)	-	(119,133)

Balance December 31, 2015	64,502	$64,424	$329,246	$160,880	$(171,574)	$382,976	$-	$382,976

The accompanying notes are an integral part of these consolidated financial statements.

MERCER INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of U.S. dollars)

	For the Year Ended December 31,
	2015	2014	2013
Cash flows from (used in) operating activities
Net income (loss)	$75,502	$120,966	$(25,768)
Adjustments to reconcile net income (loss) to cash flows from operating activities
Gain on settlement of debt	-	(3,357)	-
Unrealized (gain) loss on derivative instruments	573	(11,501)	(21,494)
Depreciation and amortization	68,333	78,012	78,645
Deferred income taxes	17,515	(22,016)	11,482
Foreign exchange (gain) loss on intercompany debt	5,306	4,777	(904)
Defined benefit pension plan and other post-retirement benefit plan expense	2,162	2,475	3,526
Stock compensation expense	2,409	1,586	3,574
Other	2,756	2,076	4,073
Defined benefit pension plan and other post-retirement benefit plan contributions	(2,349)	(2,951)	(2,878)
Changes in working capital
Accounts receivable	(11,256)	(25,113)	13,993
Inventories	(13,235)	6,445	(14,563)
Accounts payable and accrued expenses	9,665	(5,382)	(11,569)
Other	1,839	(1,429)	(1,792)

Net cash from (used in) operating activities	159,220	144,588	36,325

Cash flows from (used in) investing activities
Purchase of property, plant and equipment	(46,536)	(34,612)	(45,707)
Purchase of intangible assets	(3,809)	(4,776)	-
Restricted cash	-	(10,627)	-
Other	528	910	739

Net cash from (used in) investing activities	(49,817)	(49,105)	(44,968)

Cash flows from (used in) financing activities
Repayment of debt and repurchase of notes	(10,763)	(891,019)	(56,416)
Proceeds from issuance of notes and borrowings of debt	-	650,000	74,472
Proceeds from issuance of shares	-	53,859	-
Dividend payment	(7,418)	-	-
Proceeds from (repayment of) revolving credit facilities, net	(23,058)	26,254	(5,640)
Payment of interest rate derivative liability	(13,530)	-	-
Repayment of capital lease obligations	(2,412)	(2,465)	(2,593)
Proceeds from sale and lease-back transactions	466	1,533	-
Payment of note issuance costs	(326)	(20,169)	(3,855)
Proceeds from government grants	158	6,699	9,265
Other	219	(444)	-

Net cash from (used in) financing activities	(56,664)	(175,752)	15,233

Effect of exchange rate changes on cash and cash equivalents	(6,282)	(14,287)	3,699

Net increase (decrease) in cash and cash equivalents	46,457	(94,556)	10,289
Cash and cash equivalents, beginning of year	53,172	147,728	137,439

Cash and cash equivalents, end of year	$99,629	$53,172	$147,728

The accompanying notes are an integral part of these consolidated financial statements.

MERCER INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(In thousands of U.S. dollars)

	For the Year Ended December 31,
	2015	2014	2013
Supplemental disclosure of cash flow information
Cash paid during the year for
Interest	$51,975	$65,013	$65,747
Income taxes	$8,784	$3,718	$7,307

Supplemental schedule of non-cash investing and financing activities
Payment-in-kind note issued to acquire noncontrolling interest	$-	$12,101	$-

The accompanying notes are an integral part of these consolidated financial statements.

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share data)

Note 1. The Company and Summary of Significant Accounting Policies

Background

Mercer International Inc. (“Mercer Inc.”) is a Washington corporation and its shares of common stock are quoted and listed for trading on the NASDAQ Global Market and the Toronto Stock Exchange.

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

Basis of Presentation

These consolidated financial statements contained herein include the accounts of Mercer Inc. and all of its subsidiaries (collectively, the “Company”). The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All significant intercompany balances and transactions have been eliminated upon consolidation.

Use of Estimates

Preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant management judgment is required in determining the accounting for, among other things, pensions and other post-retirement benefit obligations, deferred income taxes (valuation allowance and permanent reinvestment), depreciation and amortization, future cash flows associated with impairment testing for long-lived assets, legal liabilities and contingencies. Actual results could differ materially from these estimates, and changes in these estimates are recorded when known.

Significant Accounting Policies

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

(In thousands of U.S. dollars, except share and per share data)

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

(In thousands of U.S. dollars, except share and per share data)

Note 1. The Company and Summary of Significant Accounting Policies (continued)

Grants related to income are government grants which are either unconditional, related to reduced environmental emissions or related to the Company’s normal business operations, and are reported as a reduction of related expenses in the Consolidated Statement of Operations when the conditions of their receipt are complied with and there is reasonable assurance that the grants will be received.

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

Pensions

The Company maintains a defined benefit pension plan for its salaried employees at its Celgar mill which is funded and non-contributory. The cost of the benefits earned by the salaried employees is determined using the projected benefit method prorated on services. The pension expense reflects the current service cost, the interest on the unfunded liability and the amortization over the estimated average remaining service life of the employees of (i) prior service costs, and (ii) the net actuarial gain or loss that exceeds 10% of the greater of the accrued benefit obligation and the fair value of plan assets as of the beginning of the year. The Company recognizes the net funded status of the plan.

In addition, hourly-paid employees at the Celgar mill are covered by a multiemployer pension plan for which contributions are charged against earnings in the Consolidated Statement of Operations.

Foreign Operations and Currency Translation

The Company determines its foreign subsidiaries’ functional currency by reviewing the currency of the primary economic environment in which the foreign subsidiaries operate, which is normally the currency of the environment in which the foreign subsidiaries generate and expend cash. The Company translates assets and liabilities of its non-U.S. dollar functional currency subsidiaries into U.S. dollars using the rate in effect at the balance sheet date and revenues and expenses are translated at the average rate of exchange throughout the period. Foreign currency translation gains and losses are recognized within accumulated other comprehensive income (loss) in shareholders’ equity.

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

Where intercompany loans are of a long-term investment nature, the after-tax effect of exchange rate changes are included as an unrealized foreign currency translation adjustment within accumulated other comprehensive income in shareholders’ equity.

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share data)

Note 1. The Company and Summary of Significant Accounting Policies (continued)

Revenue Recognition

The Company recognizes revenue from pulp and chemical sales when persuasive evidence of an arrangement exists, the sales price is fixed or determinable, title of ownership and risk of loss have passed to the customer and collectability is reasonably assured. Sales are reported net of discounts and allowances.

The Company reports revenue from sales of surplus electricity and the sale of chemicals as “energy and chemicals” revenue in the Consolidated Statement of Operations. Energy revenues are recognized as the electricity is consumed by customers and when collection is reasonably assured. These revenues include an estimate of the value of electricity transferred to customers in the period but billed subsequent to period-end. Customer bills are based on agreed upon rates and meter readings that indicate electricity consumption.

Shipping and Handling Costs

Amounts charged to customers for shipping and handling costs are recognized as revenue in the Consolidated Statement of Operations. Shipping and handling costs incurred by the Company are included in operating costs in the Consolidated Statement of Operations.

Stock-Based Compensation

The Company recognizes stock-based compensation expense over an award’s requisite service period based on the award’s fair value in selling, general, and administrative expenses within the Consolidated Statement of Operations. The Company issues new shares upon the exercise of stock-based compensation awards.

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

Deferred income taxes are determined separately for each tax-paying component of the Company. For each tax-paying component, all deferred tax liabilities and assets are offset and presented as a single net amount.

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share data)

Note 1. The Company and Summary of Significant Accounting Policies (continued)

Derivative Financial Instruments

The Company occasionally enters into derivative financial instruments, including interest rate swaps and pulp price swaps to limit exposures to changes in interest rates and pulp prices. These derivative instruments are not designated as hedging instruments and accordingly, are recorded at fair value on the Consolidated Balance Sheet with the changes in fair value recognized in gain (loss) on derivative instruments in the Consolidated Statement of Operations. Periodically, the Company enters into derivative contracts to supply materials for its own use and as such are exempt from mark-to-market accounting.

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

New Accounting Pronouncements

Accounting Pronouncements Implemented

In April 2015, the Financial Accounting Standards Board issued Accounting Standards Update 2015-03, Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”) which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt, consistent with the presentation of a debt discount. Amortization of debt issuance costs shall continue to be reported as interest expense over the term of the related debt instrument. This standard is effective for financial statements issued for fiscal years beginning after December 15, 2015 and should be applied retrospectively to all periods presented. Early application is permitted for all entities at the beginning of an interim or annual reporting period. The Company has elected to early adopt ASU 2015-03 and as at December 31, 2015 $11,957 (2014 – $13,842)

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share data)

Note 1. The Company and Summary of Significant Accounting Policies (continued)

has been reclassified from intangible and other assets to long-term debt on the Consolidated Balance Sheets. The Company has not reclassified commitment fees related to revolving credit facilities due to their variable outstanding balances, and will continue to amortize these fees to interest expense over the term of the related revolving credit facility.

In November 2015, the Financial Accounting Standards Board issued Accounting Standards Update 2015-17, Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”) which requires deferred tax liabilities and assets to be presented as long-term in the balance sheet. This standard is effective for financial statements issued for fiscal years beginning after December 15, 2016 and may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. Early application is permitted for all entities as of the beginning of an interim or annual reporting period. The Company has elected to early adopt ASU 2015-17 and as at December 31, 2015 $19,473 (2014 – $19,968) has been reclassified from current deferred income tax assets with $12,595 (2014 – $13,232) being reclassified to long-term deferred income tax assets and $6,878 (2014 – $6,736) being reclassified to long-term deferred income tax liabilities on the Consolidated Balance Sheets.

Accounting Pronouncements Not Yet Implemented

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

In July 2015, the Financial Accounting Standards Board issued Accounting Standards Update 2015-11, Simplifying the Measurement of Inventory (“ASU 2015-11”) which requires that inventory within the scope of this update, including inventory stated at average cost, be measured at the lower of cost and net realizable value. This update is effective for financial statements issued for fiscal years beginning after December 15, 2016, with early adoption permitted as of the beginning of an interim or annual reporting period. The adoption of this accounting guidance will not materially impact the Company’s financial position.

Note 2. Accounts Receivable

	December 31,
	2015	2014
Sale of pulp, energy and chemicals, net of allowance of $15 (2014 – $29)	$119,359	$133,586
Other non-trade receivables	14,895	7,502

	$134,254	$141,088

Included within other non-trade receivables is approximately C$8.5 million ($6,109) related to a settlement with a utility provider in connection to a fee structure dispute. The settlement was approved by a governing utilities regulatory agency in December 2015 and payment was received in January 2016.

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share data)

Note 3. Inventories

	December 31,
	2015	2014
Raw materials	$57,592	$52,877
Finished goods	36,829	45,090
Spare parts and other	46,580	48,609

	$141,001	$146,576

Note 4. Property, Plant and Equipment

	December 31,
	2015	2014
Land	$27,625	$30,803
Buildings	154,047	172,626
Production and other equipment	1,299,076	1,422,828

	1,480,748	1,626,257
Less: accumulated depreciation	(718,357)	(743,107)

	$762,391	$883,150

As at December 31, 2015, property, plant and equipment was net of $253,178 of unamortized government investment grants (2014 – $305,045). As at December 31, 2015, included in production and other equipment is equipment under capital leases which had gross amounts of $16,233 (2014 – $20,325), and accumulated depreciation of $8,395 (2014 – $6,218). During the year, production and other equipment totalling $70 was acquired under capital lease obligations (2014 – $2,960; 2013 – $2,112).

The Company maintains industrial landfills on its premises for the disposal of waste, primarily from the mills’ pulp processing activities. The mills have obligations under their landfill permits to decommission these disposal facilities pursuant to certain regulations. As at December 31, 2015, the Company had recorded $4,620 (2014 – $4,798) of asset retirement obligations in capital leases and other in the Consolidated Balance Sheet.

Note 5. Accounts Payable and Other

	December 31,
	2015	2014
Trade payables	$20,637	$22,729
Accrued expenses	55,648	52,968
Interest rate derivative liability, current portion (Note 14)	10,380	14,832
Other	9,367	11,696

	$96,032	$102,225

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share data)

Note 6. Debt

Debt consists of the following:

	December 31,
	2015	2014
2019 Senior Notes, unsecured, $250,000 face value (a)	$245,689	$244,711
2022 Senior Notes, unsecured, $400,000 face value (a)	392,354	391,447
Payment-in-kind note (b)	-	12,101
Revolving credit facilities
€75.0 million (c)	-	25,412
C$40.0 million (d)	-	-
€25.0 million (e)	-	-
€5.0 million (f)	-	-

	638,043	673,671
Less: current portion	-	(12,101)

Debt, less current portion	$638,043	$661,570

As at December 31, 2015, the maturities of the principal portion of debt are as follows:

Matures	Amount
2016	$-
2017	-
2018	-
2019	250,000
2020	-
Thereafter	400,000

$650,000

Certain of the Company’s debt instruments were issued under agreements which, among other things, may limit its ability and the ability of its subsidiaries to make certain payments, including dividends. These limitations are subject to specific exceptions. As at December 31, 2015, the Company is in compliance with the terms of its debt agreements.

(a)

On November 26, 2014, the Company issued $650,000 of senior notes consisting of $250,000 in aggregate principal amount of 7.00% senior notes which mature on December 1, 2019 (“2019 Senior Notes”) and $400,000 in aggregate principal amount of 7.75% senior notes which mature on December 1, 2022 (“2022 Senior Notes” and collectively with the 2019 Senior Notes, the “Senior Notes”). The Senior Notes were issued at a price of 100% of their principal amount. Upon their issuance the Senior Notes were recorded at $635,949 which included debt issuance costs of $14,051. These costs were proportionally allocated to the 2019 Senior Notes and the 2022 Senior Notes.

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share data)

Note 6. Debt (continued)

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

(c)

A €75.0 million revolving credit facility at the Stendal mill that matures in October 2019. Borrowings under the facility are collateralized by the mill’s inventory and accounts receivable and bear interest at Euribor plus 3.50%. As at December 31, 2015, approximately €75.0 million ($81,443) was available.

(d)

A C$40.0 million revolving credit facility at the Celgar mill that matures in May 2019. Borrowings under the facility are collateralized by the mill’s inventory and accounts receivable and are restricted by a borrowing base calculated on the mill’s inventory and accounts receivable. Canadian dollar denominated amounts bear interest at bankers acceptance plus 1.50% or Canadian prime. U.S. dollar denominated amounts bear interest at LIBOR plus 1.50% or U.S. base. As at December 31, 2015, approximately C$1.7 million ($1,228) was supporting letters of credit and approximately C$38.3 million ($27,674) was available.

(e)

A €25.0 million revolving credit facility at the Rosenthal mill that matures in October 2016. Borrowings under the facility are collateralized by the mill’s inventory and accounts receivable and bear interest at Euribor plus 3.50%. As at December 31, 2015, approximately €3.1 million ($3,324) of this facility was supporting bank guarantees leaving approximately €21.9 million ($23,823) available.

In February 2016, the Company amended the facility, including extending its maturity date to October 2019 and reducing the applicable margin on borrowings from 3.50% to 2.95%.

(f)

A €5.0 million revolving credit facility at the Rosenthal mill that matures in December 2018. Borrowings under this facility bear interest at the rate of the three-month Euribor plus 2.50% and are secured by certain land at the Rosenthal mill. As at December 31, 2015 approximately €1.3 million ($1,358) of this facility was supporting bank guarantees leaving approximately €3.7 million ($4,071) available.

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share data)

Note 7. Pension and Other Post-Retirement Benefit Obligations

Defined Benefit Plans

Included in pension and other post-retirement benefit obligations are amounts related to the Company’s Celgar and Rosenthal mills. The largest component of these obligations is with respect to the Celgar mill which maintains a defined benefit pension plan and other post-retirement benefit plans for certain employees (the “Celgar Defined Benefit Plans”).

Pension benefits are based on employees’ earnings and years of service. The Celgar Defined Benefit Plans are funded by contributions from the Company based on actuarial estimates and statutory requirements.

Information about the Celgar Defined Benefit Plans, in aggregate for the year ended December 31, 2015 is as follows:

	2015
	Pension	Other Post- Retirement Benefits	Total
Change in benefit obligation
Benefit obligation, December 31, 2014	$43,073	$28,465	$71,538
Service cost	121	798	919
Interest cost	1,427	984	2,411
Benefit payments	(2,345)	(587)	(2,932)
Actuarial gains	(1,021)	(3,988)	(5,009)
Foreign currency exchange rate changes	(6,829)	(4,394)	(11,223)

Benefit obligation, December 31, 2015	34,426	21,278	55,704

Reconciliation of fair value of plan assets
Fair value of plan assets, December 31, 2014	35,653	-	35,653
Actual returns	107	-	107
Contributions	1,762	587	2,349
Benefit payments	(2,345)	(587)	(2,932)
Foreign currency exchange rate changes	(5,731)	-	(5,731)

Fair value of plan assets, December 31, 2015	29,446	-	29,446

Funded status, December 31, 2015 (1)	$(4,980)	$(21,278)	$(26,258)

Components of the net benefit cost recognized
Service cost	$121	$798	$919
Interest cost	1,427	984	2,411
Expected return on plan assets	(2,054)	-	(2,054)
Amortization of unrecognized items	878	8	886

Net benefit costs	$372	$1,790	$2,162

(1)	The total of $26,345 on the Consolidated Balance Sheet also includes the pension liabilities of $87 relating to employees at the Company’s Rosenthal mill.

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share data)

Note 7. Pension and Other Post-Retirement Benefit Obligations (continued)

Information about the Celgar Defined Benefit Plans, in aggregate for the year ended December 31, 2014 is as follows:

	2014
	Pension	Other Post- Retirement Benefits	Total
Change in benefit obligation
Benefit obligation, December 31, 2013	$43,566	$28,458	$72,024
Service cost	121	724	845
Interest cost	1,836	1,244	3,080
Benefit payments	(2,571)	(825)	(3,396)
Actuarial losses	3,901	1,350	5,251
Foreign currency exchange rate changes	(3,780)	(2,486)	(6,266)

Benefit obligation, December 31, 2014	43,073	28,465	71,538

Reconciliation of fair value of plan assets
Fair value of plan assets, December 31, 2013	35,372	-	35,372
Actual returns	3,829	-	3,829
Contributions	2,126	825	2,951
Benefit payments	(2,571)	(825)	(3,396)
Foreign currency exchange rate changes	(3,103)	-	(3,103)

Fair value of plan assets, December 31, 2014	35,653	-	35,653

Funded status, December 31, 2014 (1)	$(7,420)	$(28,465)	$(35,885)

Components of the net benefit cost recognized
Service cost	$121	$724	$845
Interest cost	1,836	1,244	3,080
Expected return on plan assets	(2,225)	-	(2,225)
Amortization of unrecognized items	787	(12)	775

Net benefit costs	$519	$1,956	$2,475

(1)	The total of $36,014 on the Consolidated Balance Sheet also includes the pension liabilities of $129 relating to employees at the Company’s Rosenthal mill.

The amortization of unrecognized items primarily relates to net actuarial losses. The Company expects to recognize approximately $781 of net actuarial losses in 2016. The Celgar Defined Benefit Plans do not have any net transition asset or obligation recognized as a reclassification adjustment of other comprehensive income. There are no plan assets that are expected to be returned to the Company in 2016.

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share data)

Note 7. Pension and Other Post-Retirement Benefit Obligations (continued)

The Company anticipates that it will make contributions to the Celgar Defined Benefit Plans of approximately $667 in 2016. Estimated future benefit payments under the Celgar Defined Benefit Plans are as follows:

	Pension	Other Post- Retirement Benefits
2016	$2,223	$707
2017	2,220	749
2018	2,224	795
2019	2,232	840
2020	2,228	884
2021 – 2025	10,957	5,106

Weighted Average Assumptions

The weighted-average assumptions used to determine the benefit obligations at the measurement dates and the net periodic benefit costs were as follows:

	December 31,
	2015	2014	2013
Benefit obligations
Discount rate	4.00%	3.75%	4.50%
Rate of compensation increase	2.50%	2.50%	2.75%
Net benefit cost for year ended
Discount rate	3.75%	4.50%	4.00%
Rate of compensation increase	2.50%	2.75%	2.75%
Expected rate of return on plan assets	6.40%	6.60%	6.60%

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

The expected rate of compensation increase is a management estimate based on, among other factors, historical compensation increases and promotions, while considering current industry conditions, the terms of collective bargaining agreements with employees and the outlook for the industry.

The assumed health care cost trend rates used to determine the other post-retirement benefit obligations were as follows:

	December 31,
	2015	2014
Health care cost trend rate assumed for next year	6.50%	7.00%
Rate to which the cost trend is assumed to decline (ultimate trend rate)	4.50%	4.50%
Year that the rate reaches the ultimate trend rate	2020	2020

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share data)

Note 7. Pension and Other Post-Retirement Benefit Obligations (continued)

The expected health care cost trend rates are based on historical trends for these costs, as well as recently enacted health care legislation. The Company also compares health care cost trend rates to those of the industry.

A one-percentage point change in assumed health care cost trend rate would have the following effect on other post-retirement benefit obligations:

	December 31, 2015		December 31, 2014
	1% Increase	1% Decrease	1% Increase	1% Decrease
Effect on total service and interest rate components	$36	$(39)	$54	$(56)
Effect on other post-retirement benefit obligations	$613	$(598)	$830	$(806)

Investment Objective and Asset Allocation

The investment objective for the Celgar Defined Benefit Plans is to sufficiently diversify invested plan assets to maintain a reasonable level of risk without imprudently sacrificing the return on the invested funds, and ultimately to achieve a long-term total rate of return, net of fees and expenses, at least equal to the long-term interest rate assumptions used for funding actuarial valuations. To achieve this objective, the Company’s overall investment strategy is to maintain an investment allocation mix of long-term growth investments (equities) and fixed income investments (debt securities). Investment allocation targets have been established by asset class after considering the nature of the liabilities, long-term return expectations, the risks associated with key asset classes, inflation and interest rates and related management fees and expenses. In addition, the Celgar Defined Benefit Plans’ investment strategy seeks to minimize risk beyond legislated requirements by constraining the investment managers’ investment options. There are a number of specific constraints based on investment type, but they all have the general purpose of ensuring that the investments are fully diversified and that risk is appropriately managed. For example, no more than 10% of the book value of the assets can be invested in any one entity or group, investments in any one entity cannot exceed 30% of the voting shares and all equity holdings must be listed on a public exchange. Reviews of the investment objectives, key assumptions and the independent investment managers are performed periodically.

The target asset allocation of the Celgar Defined Benefit Plans’ assets, based on the fair value of the assets held, is 60% equity securities and 40% debt securities. The following table presents the Celgar Defined Benefit Plans’ assets fair value measurements at December 31, 2015:

Asset Category	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
Equity securities	$17,772	$-	$-	$17,772
Debt securities	11,602	-	-	11,602
Cash	72	-	-	72

Total assets	$29,446	$-	$-	$29,446

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share data)

Note 7. Pension and Other Post-Retirement Benefit Obligations (continued)

Concentrations of Risk in the Celgar Defined Benefit Plans’ Assets

The Company has reviewed the Celgar Defined Benefit Plans’ investments and determined that they are allocated based on the specific investment manager’s stated investment strategy with only slight over- or under-weightings within any specific category, and that those investments are within the constraints that have been set by the Company. Those constraints include a limitation on the value that can be invested in any one entity or group and the investment category targets noted above. In addition, we have three independent investment managers. The Company has concluded that there are no significant concentrations of risk.

Defined Contribution Plan

Effective December 31, 2008, the Celgar Defined Benefit Plans were closed to new members. In addition, the defined benefit service accrual ceased on December 31, 2008, and members began to receive pension benefits, at a fixed contractual rate, under a new defined contribution plan effective January 1, 2009. During the year ended December 31, 2015, the Company made contributions of $646 (2014 – $759; 2013 – $773), to this plan.

Multiemployer Plan

The Company participates in a multiemployer plan for the hourly-paid employees at the Celgar mill. The contributions to the plan are determined based on a percentage of pensionable earnings pursuant to a collective bargaining agreement. The Company has no current or future contribution obligations in excess of the contractual contributions. Contributions during the year ended December 31, 2015 totaled $1,390 (2014 – $2,085; 2013 – $2,635). Plan details are included in the following table:

	Provincially Registered Plan Number	Expiration Date of Collective Bargaining Agreement	Are the Company’s Contributions Greater Than 5% of Total Contributions
Legal name			2015	2014	2013
The Pulp and Paper Industry Pension Plan	P085324	April 30, 2017	Yes	Yes	Yes

Note 8. Income Taxes

Income (loss) before income taxes by taxing jurisdiction was as follows:

	Year Ended December 31,
	2015	2014	2013
United States	$(27,788)	$(55,089)	$(31,032)
Foreign	132,739	159,281	14,460

	$104,951	$104,192	$(16,572)

The income tax benefit (provision) recognized in the Consolidated Statement of Operations for the years ended December 31, 2015, 2014 and 2013 is related to foreign tax jurisdictions.

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share data)

Note 8. Income Taxes (continued)

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

The Company and/or one or more of its subsidiaries file income tax returns in the United States (“U.S.”), Germany and Canada. Currently, the Company does not anticipate that the expiration of the statute of limitations or the completion of audits in the next fiscal year will result in liabilities for uncertain income tax positions that are materially different than the amounts accrued or disclosed as of December 31, 2015. However, this could change as tax years are examined by taxing authorities, the timing of those examinations, are uncertain at this time. The German tax authorities have completed examinations up to and including the 2013 tax year for all but two German entities. For one of the German entities, 2008 to 2014 tax years are being examined and for the other entity, 2011 to 2014 tax years are being examined. The Company is generally not subject to U.S. or Canadian income tax examinations for tax years before 2012 and 2011, respectively. The Company believes that it has adequately provided for any reasonable foreseeable outcomes related to its tax audits and that any settlement will not have a material adverse effect on its consolidated results.

The liability in the Consolidated Balance Sheet related to unrecognized tax benefits was $nil as at December 31, 2015 (2014 – $nil). The Company recognizes interest and penalties related to unrecognized tax benefits in income tax benefit (provision) in the Consolidated Statement of Operations. During the year ended December 31, 2015, the Company recognized $nil in interest and penalties (2014 – $nil; 2013 – $nil).

Differences between the U.S. Federal Statutory and the Company’s effective rates are as follows:

	Year Ended December 31,
	2015	2014	2013
U.S. Federal statutory rate	35%	35%	35%
U.S. Federal statutory rate on (income) loss before income taxes and noncontrolling interest	$(36,972)	$(36,467)	$5,797
Tax differential on foreign income	9,330	11,295	736
Effect of foreign earnings	(5,290)	(9,998)	(945)
Valuation allowance	(2,765)	52,906	(17,040)
Tax benefit of partnership structure	5,217	5,987	5,942
Non-taxable foreign subsidies	2,281	1,263	1,696
True-up of prior year taxes	5,073	-	(5,749)
Foreign exchange on valuation allowance	(5,005)	(7,146)	254
Other	(1,318)	(1,066)	113

	$(29,449)	$16,774	$(9,196)

Comprised of:
Current	$(11,934)	$(5,242)	$2,286
Deferred	(17,515)	22,016	(11,482)

	$(29,449)	$16,774	$(9,196)

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share data)

Note 8. Income Taxes (continued)

The amount included as true-up of prior year taxes primarily includes adjustments that have been offset with a change in valuation allowance.

Deferred income tax assets and liabilities are composed of the following:

	December 31,
	2015	2014
German tax loss carryforwards	$75,668	$99,948
U.S. tax loss carryforwards and credits	65,957	54,892
Canadian tax loss carryforwards	217	1,661
Basis difference between income tax and financial reporting with respect to operating pulp mills	(58,047)	(61,205)
Derivative financial instruments	1,862	5,043
Long-term debt	(6,253)	(3,889)
Payable and accrued expenses	7,328	6,304
Deferred pension liability	6,911	9,413
Capital leases	1,146	2,450
Research and development expense pool	3,539	4,193
Other	2,282	3,183

	100,610	121,993
Valuation allowance	(90,627)	(87,862)

Net deferred tax asset	$9,983	$34,131

Comprised of:
Deferred income tax asset	$23,154	$56,287
Deferred income tax liability	(13,171)	(22,156)

Net deferred tax asset	$9,983	$34,131

The following table details the scheduled expiration dates of the Company’s net operating loss, interest and income tax credit carryforwards as at December 31, 2015:

	Amount	Expiration Date
Germany
Operating loss	$261,800	Indefinite
Interest	$127,300	Indefinite
U.S.
Operating loss	$181,300	2018 – 2035
Tax credits	$2,500	2020 – 2025
Canada
Operating loss	$800	2015 – 2035
Scientific research and experimental development tax credit	$3,500	2030 – 2033

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share data)

Note 8. Income Taxes (continued)

At each reporting period, the Company assesses whether it is more likely than not that the deferred tax assets will be realized, based on the review of all available positive and negative evidence, including future reversals of existing taxable temporary differences, estimates of future taxable income, past operating results and prudent and feasible tax planning strategies. The carrying value of our deferred tax assets reflects our expected ability to generate sufficient future taxable income in certain tax jurisdictions to utilize these deferred income tax benefits. Significant judgment is required when evaluating this positive and negative evidence.

The following table summarizes the changes in valuation allowances related to net deferred tax assets:

	2015	2014
Balance at January 1	$87,862	$140,768
Additions (reversals)
U.S.	11,571	9,433
Canada	(3,801)	(3,660)
Germany	-	(51,533)
The impact of changes in foreign exchange rates	(5,005)	(7,146)

Balance at December 31	$90,627	$87,862

As at December 31, 2015, the Company has recognized all deferred tax assets for its German entities and has not recognized deferred tax assets for its U.S. or Canadian entities.

The Company has not provided U.S. income taxes and foreign withholding taxes on the undistributed earnings of foreign subsidiaries as at December 31, 2015 because it intends to permanently reinvest such earnings outside the U.S. If these foreign earnings were to be repatriated in the future, the related U.S. tax liability may be reduced by any foreign income taxes previously paid on these earnings. In addition, the Company has loss carryforwards which may be used to offset any current tax liability.

As of December 31, 2015, the cumulative amount of earnings upon which U.S. income taxes have not been provided is approximately $299,100. It is not practicable to estimate the income tax liability that might be incurred if such earnings were remitted to the U.S.

Note 9. Shareholders’ Equity

Dividends

During the year ended December 31, 2015, the Company’s Board of Directors declared the following quarterly dividends:

Date Declared	Dividend Per Common Share	Amount
July 30, 2015	$0.115	$7,418
October 29, 2015	0.115	7,418

	$0.230	$14,836

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share data)

Note 9. Shareholders’ Equity (continued)

Dividends are paid in the quarter subsequent to the quarter in which they were declared.

In February 2016, the Company’s Board of Directors declared a quarterly dividend of $0.115 per common share. Payment of the dividend will be made on April 5, 2016 to all shareholders of record on March 28, 2016. Future dividends are subject to approval by the Board of Directors and may be adjusted as business and industry conditions warrant.

Share Capital

Common shares

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

Preferred shares

The Company has authorized 50,000,000 preferred shares (2014 – 50,000,000) with $1 par value issuable in series, of which 2,000,000 shares have been designated as Series A. The preferred shares may be issued in one or more series and with such designations and preferences for each series as shall be stated in the resolutions providing for the designation and issue of each such series adopted by the Board of Directors of the Company. The Board of Directors is authorized by the Company’s articles of incorporation to determine the voting, dividend, redemption and liquidation preferences pertaining to each such series. As at December 31, 2015, no preferred shares had been issued by the Company.

Stock Based Compensation

In June 2010, the Company adopted a stock incentive plan (the “2010 Plan”) which provides for options, restricted stock rights, restricted shares, performance shares, performance share units (“PSUs”) and stock appreciation rights to be awarded to employees, consultants and non-employee directors. During the year ended December 31, 2015, there were no issued and outstanding restricted stock rights, performance shares or stock appreciation rights. As at December 31, 2015, after factoring in all allocated shares, there remain approximately 2,049,000 common shares available for grant.

PSUs

PSUs comprise rights to receive common shares at a future date that are contingent on the Company and the grantee achieving certain performance objectives. The performance objective period is generally three years.

For the year ended December 31, 2015, the Company recognized an expense of $1,819 related to PSUs (2014 – $1,023; 2013 – $2,882).

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share data)

Note 9. Shareholders’ Equity (continued)

The following table summarizes PSU activity during the year:

	Number of PSUs	Weighted Average Grant Date Fair Value Per Unit
Outstanding at January 1, 2015	969,544	$10.64
Granted	471,488	$12.95
Vested and issued	(160,608)	$12.96
Forfeited	(24,505)	$10.54

Outstanding at December 31, 2015	1,255,919	$11.21

The weighted-average grant date fair value per unit of all PSUs granted in 2014 and 2013 was $9.50 and $7.30, respectively. The total fair value of PSUs vested and issued in 2015, 2014 and 2013 was $2,031, $3,046 and $nil, respectively.

Restricted Shares

Restricted shares generally vest at the end of one year; however, 200,000 restricted shares granted during the year ended December 31, 2011 vest in equal amounts over a five-year period commencing in 2012.

Expense recognized for the year ended December 31, 2015 was $590 (2014 – $563; 2013 – $692). As at December 31, 2015, the total remaining unrecognized compensation cost related to restricted shares amounted to approximately $244 which will be amortized over the remaining vesting periods.

The following table summarizes restricted share activity during the year:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at January 1, 2015	118,000	$11.58
Granted	38,000	$14.48
Vested and issued	(78,000)	$10.91

Outstanding at December 31, 2015	78,000	$13.65

The weighted-average grant date fair value per share of all restricted shares granted in 2014 and 2013 was $8.85 and $7.00, respectively. The total fair value of restricted shares vested and issued in 2015, 2014 and 2013 was $1,096, $670 and $532, respectively.

Stock Options

During the year ended December 31, 2015, no options were granted, no options expired, 30,000 stock options were exercised for proceeds of $219 and 25,000 stock options were cancelled in exchange for $154. The Company has no stock options outstanding as at December 31, 2015.

Expense recognized for the year ended December 31, 2015 related to stock options was $nil (2014 – $nil; 2013 – $nil).

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share data)

Note 10. Net Income (Loss) Per Share Attributable to Common Shareholders

	Year Ended December 31,
	2015	2014	2013
Net income (loss) attributable to common shareholders
Basic and diluted	$75,502	$113,154	$(26,375)

Net income (loss) per share attributable to common shareholders
Basic	$1.17	$1.82	$(0.47)

Diluted	$1.17	$1.81	$(0.47)

Weighted average number of common shares outstanding:
Basic (1)	64,380,565	62,012,947	55,673,838
Effect of dilutive shares:
PSUs	335,922	406,922	-
Restricted shares	56,453	79,889	-
Stock options	3,852	15,112	-

Diluted	64,776,792	62,514,870	55,673,838

(1)

For the year ended December 31, 2015, the basic weighted average number of shares excludes 78,000 restricted shares which have been issued, but have not vested as at December 31, 2015 (2014 – 118,000 restricted shares; 2013 – 158,000 restricted shares).

The calculation of diluted net income (loss) per share attributable to common shareholders does not assume the exercise of any instruments that would have an anti-dilutive effect on net income per share. The following table summarizes the instruments excluded from the calculation of net income (loss) per share attributable to common shareholders because they were anti-dilutive:

	Year Ended December 31,
	2015	2014	2013
PSUs	-	-	791,432
Restricted shares	-	-	158,000
Stock Options	-	-	75,000

Note 11. Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss are as follows:

	Year Ended December 31,
	2015	2014
Foreign currency translation adjustments	$(156,223)	$(33,268)
Unrecognized losses and prior service costs related to defined benefit plans	(15,338)	(19,287)
Unrealized gains (losses) on marketable securities	(13)	114

Accumulated other comprehensive loss	$(171,574)	$(52,441)

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share data)

Note 12. Noncontrolling Interest

In September 2014, concurrent with the settlement of all outstanding loans payable to the noncontrolling shareholder of the Stendal mill, the Company paid $444 (€0.35 million) to acquire substantially all of the remaining shares of the noncontrolling interest and other rights in the Stendal mill. Accordingly, the Company included the noncontrolling interest in its consolidated results subsequent to this transaction. The increase in ownership was accounted for as an equity transaction and as a result, the noncontrolling interest was reduced by $2,949 and retained earnings, which includes legal fees of approximately $200 associated with the transaction, was reduced by $4,770. In addition, the Company reclassified to retained earnings $18,985 of negative paid-in capital concurrent with the buyout of the noncontrolling interest in the Stendal mill.

Note 13. Business Segment Information

The Company has three operating segments, the individual pulp mills that are aggregated into one reportable business segment, market pulp, due to the similar economic characteristics of the mills. Accordingly, the results presented are those of the one reportable business segment.

The following table presents net sales to external customers by product and by geographic area based on location of the customer:

	Year Ended December 31,
	2015	2014	2013
Pulp revenues
Germany	$344,843	$346,879	$321,711
China	266,632	276,848	300,827
Other European Union countries (1)	210,218	250,952	224,988
Italy	53,919	80,730	65,654
Other Asia	43,981	69,711	49,855
U.S.	15,453	39,146	30,404
Other countries	11,191	9,366	2,748

	946,237	1,073,632	996,187
Energy and chemical revenues
Germany	75,776	91,375	79,948
Canada	11,191	10,105	12,250

	$1,033,204	$1,175,112	$1,088,385

(1)	Not including Germany or Italy; includes new entrant countries to the European Union from their time of admission.

The following table presents total long-lived assets by geographic area based on location of the asset:

	December 31,
	2015	2014
Germany	$623,932	$711,368
Canada	138,459	171,782

	$762,391	$883,150

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share data)

Note 13. Business Segment Information (continued)

In 2015, one customer through several of its operations accounted for 16% of the Company’s total pulp sales (2014 – one customer through several of its operations accounted for 13%; 2013 – two customers through several of their operations accounted for 10% and 11%, respectively).

Note 14. Derivative Transactions

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

The following table shows the derivative gains and losses by instrument type as they are recognized in gain (loss) on derivative instruments in the Consolidated Statement of Operations:

	Year Ended December 31,
	2015	2014	2013
Interest rate derivative contract	$(935)	$11,501	$22,476
Pulp price derivative contracts	-	-	(2,767)

	$(935)	$11,501	$19,709

Interest Rate Derivative

During 2002, the Company entered into certain variable-to-fixed interest rate swaps in connection with the Stendal mill with respect to an aggregate maximum amount of approximately €612.6 million of the principal amount of the indebtedness under the Stendal mill’s senior project finance facility, which was settled in November 2014. Under the remaining interest rate swaps, the Company pays a fixed rate and receives a floating rate with the derivative payments being calculated on a notional amount. As at December 31, 2015, the contract has a fair value of €15.6 million ($16,913; 2014 – $32,794) of which €9.6 million ($10,380; 2014 – $14,832) is classified as current within accounts payable and other and €6.0 million ($6,533; 2014 – $17,962) is classified as a long-term liability in the Consolidated Balance Sheet. The contract has an aggregate notional amount of €192.4 million, a fixed interest rate of 5.28% and matures in October 2017.

The Company has pledged as collateral cash in the amount of 67% of the fair value of the interest rate swap up to €8.5 million to the derivative counterparty. The calculation to determine the collateral is performed semi-annually, with the final calculation in October 2017. As at December 31, 2015, the collateral was €8.5 million ($9,230; 2014 – $10,286). This cash has been classified as restricted cash in the Consolidated Balance Sheet.

The counterparty to the interest rate derivative is a bank that is a member of a banking syndicate that holds the Stendal €75.0 million revolving credit facility and the Company does not anticipate non-performance by the bank.

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share data)

Note 14. Derivative Transactions (continued)

Credit Risk

The Company’s credit risk is primarily attributable to cash held in bank accounts and accounts receivable. The Company maintains cash balances in foreign financial institutions in excess of insured limits. The Company limits its credit exposure on cash held in bank accounts by periodically investing cash in excess of short-term operating requirements and debt obligations in low risk government bonds, or similar debt instruments. The Company’s credit risk associated with the sale of pulp products is managed through setting credit limits, the purchase of credit insurance and for certain customers a letter of credit is received prior to shipping its product. Concentrations of credit risk on the sale of pulp products are with customers and agents based primarily in Germany, China and Italy.

The carrying amount of cash and cash equivalents of $99,629, restricted cash of $9,230 and accounts receivable of $134,254 recorded in the Consolidated Balance Sheet, net of any allowances for losses, represents the Company’s maximum exposure to credit risk.

Note 15. Fair Value Measurement and Disclosure

Due to their short-term maturity, the carrying amounts of cash and cash equivalents, restricted cash, accounts receivable and accounts payable and other approximates their fair value.

The fair value of the interest rate derivative liability classified as Level 2 is determined using a discounted cash flow model that uses as its basis readily observable market inputs, such as forward interest rates and yield curves observable at specified intervals. The observable inputs reflect market data obtained from independent sources, including the Euribor rate provided by the counterparty to the interest rate derivative.

The fair value of debt classified as Level 2 is determined using quoted prices in a dealer market, or using recent market transactions. The fair value of debt classified as Level 3 was valued using a discounted cash flow model.

The following table presents a summary of the Company’s outstanding financial instruments and their estimated fair values under the fair value hierarchy:

	Fair value measurements at December 31, 2015 using:
Description	Level 1	Level 2	Level 3	Total
Liabilities
Interest rate derivative	$-	$16,913	$-	$16,913
Debt
Senior Notes	-	654,625	-	654,625

	$-	$671,538	$-	$671,538

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share data)

Note 15. Fair Value Measurement and Disclosure (continued)

	Fair value measurements at December 31, 2014 using:
Description	Level 1	Level 2	Level 3	Total
Liabilities
Interest rate derivative	$-	$32,794	$-	$32,794
Debt
Senior Notes	-	657,500	-	657,500
Revolving credit facilities	-	25,412	-	25,412
Payment-in-kind note	-	-	12,101	12,101

	$-	$715,706	$12,101	$727,807

Note 16. Lease Commitments

Minimum lease payments, primarily for various vehicles, and plant and equipment under capital and non-cancellable operating leases and the present value of net minimum payments at December 31, 2015 are as follows:

	Capital Leases	Operating Leases
2016	$2,532	$1,380
2017	1,957	1,266
2018	1,327	1,261
2019	2,344	772
2020	240	-
Thereafter	244	-

Total	8,644	$4,679

Less: imputed interest	344

Total present value of minimum capitalized payments	8,300
Less: current portion of capital lease obligations	2,433

Long-term capital lease obligations	$5,867

In June 2015, the Company entered into certain non-cancellable capital leases for transportation vehicles that will be delivered in 2016, with total minimum lease payments of $12,656 over the 12-year term of the leases.

The current portion of the capital lease obligations is included in accounts payable and other and the long-term portion is included in capital leases and other in the Consolidated Balance Sheet. Rent expense under operating leases was $2,271 for the year ended December 31, 2015 (2014 – $2,978; 2013 – $3,497).

Note 17. Commitments and Contingencies

(a)

The Company is involved in legal actions and claims arising in the ordinary course of business. While the outcome of any legal actions and claims cannot be predicted with certainty, it is the opinion of management that the outcome of any such claim which is pending or threatened, either individually or on a combined

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share data)

Note 17. Commitments and Contingencies (continued)

basis, will not have a material adverse effect on the consolidated financial condition, results of operations or liquidity of the Company.

(b)

In 2012, as a result of a regular tax field audit for the Stendal mill, German public authorities commenced a preliminary investigation into past managers of the mill relating to whether certain settlement amounts received by the Stendal mill in 2007, 2010 and 2011 from the main contractor under the contract for the construction of the Stendal mill should have reduced the assessment base for the original investment subsidies granted to the mill by German authorities. The payments were made by the contractor to the Stendal mill to settle certain warranty, performance and remediation claims that the Stendal mill made against the contractor after completion of mill construction. The amounts under review aggregate approximately €8.3 million ($9,013). Investment subsidies received by the Stendal mill were generally based upon a percentage of the assessment base for subsidies of the mill. If the settlement payments received by the Stendal mill result in a reduction of the assessment base for subsidies under applicable German rules there could be a proportionate reduction in the investment subsidies and the difference could be repayable by the Stendal mill. The Stendal mill believes that it has properly recorded the settlement amounts received from the contractor and that the same do not reduce the assessment base for subsidies of the mill. While it is not reasonably possible to predict the outcome of the legal action and claim, it is the opinion of management that the outcome will not have a material adverse effect on the consolidated financial condition, results of operations or liquidity of the Company.

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

SUPPLEMENTARY FINANCIAL INFORMATION

(UNAUDITED)

Selected Quarterly Financial Data

(In thousands of U.S. dollars, except per share data)

	Quarters Ended
	March 31	June 30	September 30	December 31
2015
Revenues	$257,547	$266,936	$270,893	$237,828
Gross profit	43,931	33,549	44,032	44,172
Net income (loss) attributable to common shareholders	13,634	16,412	23,760	21,696
Net income (loss) per share attributable to common shareholders*	$0.21	$0.25	$0.37	$0.33
2014
Revenues	$305,685	$285,192	$301,610	$282,625
Gross profit	39,243	22,021	48,186	52,348
Gain (loss) on settlement of debt	-	-	31,851	(28,494)
Net income (loss) attributable to common shareholders	21,041	571	88,337	3,205
Net income (loss) per share attributable to common shareholders*	$0.37	$0.01	$1.37	$0.05

*	On a diluted basis

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERCER INTERNATIONAL INC.

Dated: February 12, 2016	By:	/s/ JIMMY S.H. LEE
Jimmy S.H. Lee
Executive Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ JIMMY S.H. LEE	Date: February 12, 2016
Jimmy S.H. Lee Executive Chairman and Director

/s/ DAVID M. GANDOSSI	Date: February 12, 2016
David M. Gandossi Chief Executive Officer and Director

/s/ DAVID K.URE	Date: February 12, 2016
David K. Ure Executive Vice President, Chief Financial Officer and Principal Accounting Officer

/s/ ERIC LAURITZEN	Date: February 12, 2016
Eric Lauritzen Director

/s/ WILLIAM D. MCCARTNEY	Date: February 12, 2016
William D. McCartney Director

/s/ GRAEME A. WITTS	Date: February 12, 2016
Graeme A. Witts Director

/s/ BERNARD PICCHI	Date: February 12, 2016
Bernard Picchi Director

/s/ JAMES SHEPHERD	Date: February 12, 2016
James Shepherd Director

/s/ KEITH PURCHASE	Date: February 12, 2016
Keith Purchase Director

/s/ NANCY ORR	Date: February 12, 2016
Nancy Orr Director

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

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

10.2	Form of Trustee’s Indemnity Agreement between Mercer International Inc. and its Trustees. Incorporated by reference from Form 10-K filed March 31, 2003.

10.3†	2004 Stock Incentive Plan. Incorporated by reference from Form S-8 filed June 16, 2004.

10.4†	Mercer International Inc. 2010 Stock Incentive Plan. Incorporated by reference from Appendix A to Mercer International Inc.’s definitive proxy statement on Schedule 14A filed April 24, 2014.

10.5†	Employment Agreement effective September 1, 2005 between Mercer International Inc. and Leonhard Nossol dated August 18, 2005. Incorporated by reference from Form 10-Q filed May 6, 2008.

10.6†	Employment Agreement dated October 20, 2005 between Mercer Pulp Sales GmbH and David Cooper. Incorporated by reference from Form 10-Q filed April 29, 2015.

10.7†	Employment Agreement dated October 2, 2006 between Stendal Pulp Holding GmbH and Wolfram Ridder. Incorporated by reference from Form 8-K filed October 3, 2006.

10.8

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

10.9

Revolving Credit Facility Agreement dated August 19, 2009 among D&Z Holding GmbH, Zellstoff-und Papierfabrik Rosenthal GmbH, D&Z Beteiligungs GmbH and ZPR Logistik GmbH and Bayerische Hypo-und Vereinsbank AG. Incorporated by reference from Form 8-K filed August 24, 2009.

10.10

Extension, Amendment and Confirmation Letter dated October 4, 2012 among Zellstoff- und Papierfabrik Rosenthal GmbH, D&Z Holding GmbH, D&Z Beteiligungs GmbH, ZPR Logistik GmbH, Bayerische Hypo-und Vereinsbank AG and Mercer International Inc. Incorporated by reference from Form 10-Q filed November 2, 2012.

10.11

Second Amended and Restated Credit Agreement dated as of May 2, 2013 among Zellstoff Celgar Limited Partnership, as borrower, and the lenders from time to time parties thereto, as lenders, and Canadian Imperial Bank of Commerce, as agent. Incorporated by reference from Form 8-K filed May 8, 2013.

10.12*	Second Extension, Amendment and Confirmation Letter dated February 5, 2016 among Zellstoff- und Papierfabrik Rosenthal GmbH, D&Z Holding GmbH, ZPR Logistik GmbH and Mercer International Inc.

10.13†	Employment Agreement between Mercer International Inc. and David Ure dated August 12, 2013. Incorporated by reference from Form 8-K filed on July 19, 2015.

10.14

First Amending Agreement dated October 21, 2014 between Zellstoff Celgar Limited Partnership, Mercer International Inc., as guarantor, and Canadian Imperial Bank of Commerce. Incorporated by reference from Form 10-Q filed October 31, 2014.

10.15†	Amendment to Employment Agreement between Mercer International Inc. and David Ure, dated July 17, 2015. Incorporated by reference from Form 8-K filed July 19, 2015.

10.16†

Second Amended and Restated Employment Agreement between Mercer International Inc. and Jimmy S.H. Lee, dated for reference September 29, 2015. Incorporated by reference from Form 8-K filed September 28, 2015.

10.17†

Amended and Restated Employment Agreement between Mercer International Inc. and David M. Gandossi, dated for reference September 29, 2015. Incorporated by reference from Form 8-K filed September 28, 2015.

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

101*

The following financial statements from the Company’s annual report on Form 10-K for the year ended December 31, 2015, filed with the SEC on February 12, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Changes in Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

*	Filed herewith.
†	Denotes management contract or compensatory plan or arrangement.