Form 10-Q
period 2016-03-31
MERCER INTERNATIONAL INC.
filed 2016-04-28
CIK 1333274

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [    ]

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months or for such shorter period that the registrant was required to submit and post such files). Yes [X]  No [    ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer [X]	Accelerated Filer [ ]	Non-Accelerated Filer [ ]	Smaller Reporting Company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES [    ]  NO [X]

The Registrant had 64,656,138 shares of common stock outstanding as at April 27, 2016.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MERCER INTERNATIONAL INC.

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2016

(Unaudited)

FORM 10-Q

QUARTERLY REPORT - PAGE 2

MERCER INTERNATIONAL INC.

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands of U.S. dollars, except per share data)

	Three Months Ended March 31,
	2016	2015
Revenues
Pulp	$230,629	$234,657
Energy and chemicals	23,214	22,890

	253,843	257,547
Costs and expenses
Operating costs, excluding depreciation and amortization	196,942	184,948
Operating depreciation and amortization	17,032	17,304
Selling, general and administrative expenses	11,769	11,364

Operating income	28,100	43,931

Other income (expense)
Interest expense	(13,191)	(13,884)
Foreign exchange gain (loss) on intercompany debt	555	(6,610)
Loss on derivative instruments (Note 9)	(210)	(524)
Other expense	(286)	(14)

Total other expense	(13,132)	(21,032)

Income before provision for income taxes	14,968	22,899

Current income tax provision	(1,753)	(3,352)
Deferred income tax provision	(4,446)	(5,913)

Net income	$8,769	$13,634

Net income per common share (Note 7)
Basic and diluted	$0.14	$0.21

Cash dividend declared per common share (Note 6)	$0.115	$-

INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands of U.S. dollars)

	Three Months Ended March 31,
	2016	2015
Net income	$8,769	$13,634
Other comprehensive income (loss), net of taxes
Foreign currency translation adjustment (net of tax effect of $nil in all periods)	52,336	(111,805)
Change in unrecognized losses and prior service costs related to defined benefit plans (net of tax effect of $nil in all periods)	290	248
Change in unrealized gains/losses on marketable securities (net of tax effect of $nil in all periods)	(2)	(71)

Other comprehensive income (loss), net of taxes	52,624	(111,628)

Comprehensive income (loss)	$61,393	$(97,994)

The accompanying notes are an integral part of these interim consolidated financial statements.

FORM 10-Q

QUARTERLY REPORT - PAGE 3

MERCER INTERNATIONAL INC.

INTERIM CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

	March 31, 2016	December 31, 2015
ASSETS
Current assets
Cash and cash equivalents	$129,869	$99,629
Restricted cash (Note 9)	9,682	9,230
Accounts receivable	137,344	134,254
Inventories (Note 2)	133,688	141,001
Prepaid expenses and other	5,411	4,697

Total current assets	415,994	388,811

Property, plant and equipment, net	791,893	762,391
Intangible and other assets	9,333	8,461
Deferred income tax	21,244	23,154

Total assets	$1,238,464	$1,182,817

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and other (Note 3)	$122,044	$103,450
Pension and other post-retirement benefit obligations (Note 5)	1,036	971

Total current liabilities	123,080	104,421

Debt (Note 4)	615,966	638,043
Interest rate derivative liability (Note 9)	7,008	6,533
Pension and other post-retirement benefit obligations (Note 5)	26,916	25,374
Capital leases and other	12,304	12,299
Deferred income tax	15,365	13,171

Total liabilities	800,639	799,841

Shareholders’ equity
Common shares $1 par value; 200,000,000 authorized;
64,656,000 issued and outstanding (2015 - 64,502,000)	64,618	64,424
Additional paid-in capital	329,943	329,246
Retained earnings (Note 6)	162,214	160,880
Accumulated other comprehensive loss (Note 8)	(118,950)	(171,574)

Total shareholders’ equity	437,825	382,976

Total liabilities and shareholders’ equity	$1,238,464	$1,182,817

Commitments and contingencies (Note 11)
Subsequent event (Note 6)

The accompanying notes are an integral part of these interim consolidated financial statements.

FORM 10-Q

QUARTERLY REPORT - PAGE 4

MERCER INTERNATIONAL INC.

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands of U.S. dollars)

	Three Months Ended March 31,
	2016	2015
Cash flows from (used in) operating activities
Net income	$8,769	$13,634
Adjustments to reconcile net income to cash flows from operating activities
Unrealized loss on derivative instruments	210	524
Depreciation and amortization	17,219	17,387
Deferred income taxes	4,446	5,913
Foreign exchange (gain) loss on intercompany debt	(555)	6,610
Defined benefit pension plan and other post-retirement benefit plan expense	476	709
Stock compensation expense	891	630
Other	1,016	456
Defined benefit pension plan and other post-retirement benefit plan contributions	(426)	(475)
Changes in working capital
Accounts receivable	3,953	(9,621)
Inventories	14,636	(4,921)
Accounts payable and accrued expenses	13,210	27,773
Other	(379)	1,226

Net cash from (used in) operating activities	63,466	59,845

Cash flows from (used in) investing activities
Purchase of property, plant and equipment	(6,936)	(7,064)
Purchase of intangible assets	(520)	(873)
Other	(102)	222

Net cash from (used in) investing activities	(7,558)	(7,715)

Cash flows from (used in) financing activities
Repurchase of notes	(23,079)	-
Dividend payment	(7,418)	-
Proceeds from (repayment of) revolving credit facilities, net	-	953
Other	(486)	(218)

Net cash from (used in) financing activities	(30,983)	735

Effect of exchange rate changes on cash and cash equivalents	5,315	(6,194)

Net increase in cash and cash equivalents	30,240	46,671
Cash and cash equivalents, beginning of period	99,629	53,172

Cash and cash equivalents, end of period	$129,869	$99,843

Supplemental cash flow disclosure
Cash paid for interest	$599	$126
Cash paid for income taxes	$4,630	$413

The accompanying notes are an integral part of these interim consolidated financial statements.

FORM 10-Q

QUARTERLY REPORT - PAGE 5

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Note 1. The Company and Summary of Significant Accounting Policies

Nature of Operations and Basis of Presentation

The interim consolidated financial statements contained herein include the accounts of Mercer International Inc. (“Mercer Inc.”) and all of its subsidiaries (collectively the “Company”). The Company’s shares of common stock are quoted and listed for trading on both the NASDAQ Global Market and the Toronto Stock Exchange.

The interim consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). The year-end Consolidated Balance Sheet data was derived from audited financial statements. The footnote disclosure included herein has been prepared in accordance with accounting principles generally accepted for interim financial statements in the United States (“GAAP”). The interim consolidated financial statements should be read together with the audited consolidated financial statements and accompanying notes included in the Company’s latest annual report on Form 10-K for the fiscal year ended December 31, 2015. In the opinion of the Company, the unaudited interim consolidated financial statements contained herein contain all adjustments necessary for a fair statement of the results of the interim periods included. The results for the periods included herein may not be indicative of the results for the entire year.

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

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-9, Revenue Recognition – Revenue from Contracts with Customers (“ASU 2014-9”) that requires companies to recognize revenue when a customer obtains control rather than when companies have transferred substantially all risks and rewards of a good or service. This update is effective for annual reporting periods beginning on or after December 15, 2017 and interim periods therein and requires expanded disclosures. The Company is currently assessing the impact, if any, the adoption of ASU 2014-9 will have on its consolidated financial statements.

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

In February 2016, the Financial Accounting Standards Board issued Accounting Standards Update 2016-2, Leases (“ASU 2016-2”) which requires lessees to recognize virtually all of their leases on the balance sheet, by recording a right-of-use asset and liability. This update is effective for financial statements issued for fiscal years beginning after December 15, 2018, with early adoption permitted as of the beginning of an interim or annual reporting period. The Company is currently assessing the impact the adoption of ASU 2016-2 will have on its consolidated financial statements.

FORM 10-Q

QUARTERLY REPORT - PAGE 6

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Note 1. The Company and Summary of Significant Accounting Policies (continued)

In March 2016, the Financial Accounting Standards Board issued Accounting Standards Update 2016-9, Improvements to Employee Share-Based Payment Accounting (“ASU 2016-9”) which simplifies several aspects of accounting for share-based payment transactions including income tax consequences, classification of awards as either equity or liabilities, classification on the statement of cash flows and accounting for forfeitures. This update is effective for financial statements issued for fiscal years beginning after December 15, 2016. The Company is currently assessing the impact the adoption of ASU 2016-9 will have on its consolidated financial statements.

Note 2. Inventories

	March 31, 2016	December 31, 2015
Raw materials	$52,494	$57,592
Finished goods	29,821	36,829
Spare parts and other	51,373	46,580

	$133,688	$141,001

Note 3. Accounts Payable and Other

	March 31, 2016	December 31, 2015
Trade payables	$25,550	$20,637
Accrued expenses	54,892	55,648
Accrued interest payable	15,938	4,050
Interest rate derivative liability, current portion (Note 9)	10,951	10,380
Dividend payable (Note 6)	7,435	7,418
Other	7,278	5,317

	$122,044	$103,450

Note 4. Debt

	March 31, 2016	December 31, 2015
2019 Senior Notes, unsecured, $227,000 face value (a)	$223,336	$245,689
2022 Senior Notes, unsecured, $400,000 face value (a)	392,630	392,354
Revolving credit facilities
€75.0 million (b)	-	-
C$40.0 million (c)	-	-
€25.0 million (d)	-	-
€5.0 million (e)	-	-

	$615,966	$638,043

FORM 10-Q

QUARTERLY REPORT - PAGE 7

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Note 4. Debt (continued)

As at March 31, 2016, the maturities of the principal portion of debt are as follows:

2016	$-
2017	-
2018	-
2019	227,000
2020	-
Thereafter	400,000

$627,000

Certain of the Company’s debt instruments were issued under agreements which, among other things, may limit its ability and the ability of its subsidiaries to make certain payments, including dividends. These limitations are subject to specific exceptions. As at March 31, 2016, the Company is in compliance with the terms of its debt agreements.

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

In March 2016, the Company purchased $23,000 in aggregate principal amount of its 2019 Senior Notes. In connection with this purchase the Company recorded a loss on extinguishment of debt of $454 in other expense in the Interim Consolidated Statement of Operations which included the write-off of unamortized debt issuance costs.

(b)

A €75.0 million revolving credit facility at the Stendal mill that matures in October 2019. Borrowings under the facility are collateralized by the mill’s inventory and accounts receivable and bear interest at Euribor plus 3.50%. As at March 31, 2016, approximately €75.0 million ($85,433) was available.

(c)

A C$40.0 million revolving credit facility at the Celgar mill that matures in May 2019. Borrowings under the facility are collateralized by the mill’s inventory and accounts receivable and are restricted by a borrowing base calculated on the mill’s inventory and accounts receivable. Canadian dollar denominated amounts bear interest at bankers acceptance plus 1.50% or Canadian prime. U.S. dollar denominated amounts bear interest at LIBOR plus 1.50% or U.S. base. As at March 31, 2016, approximately C$1.7 million ($1,310) was supporting letters of credit and approximately C$38.3 million ($29,528) was available.

FORM 10-Q

QUARTERLY REPORT - PAGE 8

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Note 4. Debt (continued)

(d)

A €25.0 million revolving credit facility at the Rosenthal mill that matures in October 2019. Borrowings under the facility are collateralized by the mill’s inventory and accounts receivable and bear interest at Euribor plus 2.95%. As at March 31, 2016, approximately €3.1 million ($3,487) of this facility was supporting bank guarantees leaving approximately €21.9 million ($24,991) available.

(e)

A €5.0 million revolving credit facility at the Rosenthal mill that matures in December 2018. Borrowings under this facility bear interest at the rate of the three-month Euribor plus 2.50% and are secured by certain land at the Rosenthal mill. As at March 31, 2016, approximately €3.8 million ($4,309) of this facility was supporting bank guarantees leaving approximately €1.2 million ($1,386) available.

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

The components of the net periodic benefit costs relating to the Celgar Defined Benefit Plans, for the three months ended March 31, 2016 and 2015 were as follows:

	Three Months Ended March 31,
	2016		2015
	Pension	Other Post- Retirement Benefits	Pension	Other Post- Retirement Benefits
Service cost	$22	$117	$31	$205
Interest cost	261	251	448	326
Expected return on plan assets	(465)	-	(529)	-
Amortization of unrecognized items	334	(44)	226	2

Net periodic benefit cost	$152	$324	$176	$533

Defined Contribution Plan

Effective December 31, 2008, the Celgar Defined Benefit Plans were closed to new members. In addition, the defined benefit service accrual ceased on December 31, 2008, and members began to receive pension benefits, at a fixed contractual rate, under a new defined contribution plan effective January 1, 2009. During the three months ended March 31, 2016, the Company made contributions of $163 (2015 – $169) to this plan.

Multiemployer Plan

The Company participates in a multiemployer plan for the hourly-paid employees at the Celgar mill. The contributions to the plan are determined based on a percentage of pensionable earnings pursuant to a collective bargaining agreement. The Company has no current or future contribution obligations in excess of the contractual contributions. Contributions during the three months ended March 31, 2016 totaled $376 (2015 – $451).

FORM 10-Q

QUARTERLY REPORT - PAGE 9

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Note 6. Shareholders’ Equity

Dividends

In February 2016, the Company’s Board of Directors declared a quarterly dividend of $0.115 per common share. Payment of the dividend was made on April 5, 2016 to all shareholders of record on March 28, 2016.

In April 2016, the Company’s Board of Directors declared a quarterly dividend of $0.115 per common share. Payment of the dividend will be made on July 7, 2016 to all shareholders of record on June 27, 2016. Future dividends are subject to approval by the Board of Directors and may be adjusted as business and industry conditions warrant.

Stock Based Compensation

In June 2010, the Company adopted a stock incentive plan (the “2010 Plan”) which provides for options, restricted stock rights, restricted shares, performance shares, performance share units (“PSUs”) and stock appreciation rights to be awarded to employees, consultants and non-employee directors. During the three months ended March 31, 2016, there were no issued and outstanding stock options, restricted stock rights, performance shares or stock appreciation rights. As at March 31, 2016, after factoring in all allocated shares, there remain approximately 1,051,112 common shares available for grant.

PSUs

PSUs comprise rights to receive common shares at a future date that are contingent on the Company and the grantee achieving certain performance objectives. The performance objective period is generally three years.

For the three months ended March 31, 2016, the Company recognized an expense of $737 related to PSUs (2015 – $501).

The following table summarizes PSU activity during the period:

Number of PSUs
Outstanding at January 1, 2016	1,255,919
Granted	997,863
Vested and issued	(154,242)

Outstanding at March 31, 2016	2,099,540

Restricted Shares

Restricted shares generally vest at the end of one year; however, 200,000 restricted shares granted during the year ended December 31, 2011 vested in equal amounts over a five-year period commencing in 2012.

For the three months ended March 31, 2016, the Company recognized an expense of $154 (2015 – $129). As at March 31, 2016, the total remaining unrecognized compensation cost related to restricted shares amounted to approximately $90 which will be amortized over the remaining vesting periods.

The following table summarizes restricted share activity during the period:

Number of Restricted Shares
Outstanding at January 1, 2016	78,000
Vested and issued	(40,000)

Outstanding at March 31, 2016	38,000

FORM 10-Q

QUARTERLY REPORT - PAGE 10

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Note 6. Shareholders’ Equity (continued)

Retained Earnings

	Three Months Ended March 31,
	2016	2015
Net income	$8,769	$13,634
Retained earnings, beginning of period	160,880	100,214
Cash dividend declared ($0.115 per common share)	(7,435)	-

Retained earnings, end of period	$162,214	$113,848

Note 7. Net Income Per Common Share

	Three Months Ended March 31,
	2016	2015
Net income
Basic and diluted	$8,769	$13,634

Net income per common share
Basic and diluted	$0.14	$0.21

Weighted average number of common shares outstanding:
Basic(1)	64,584,985	64,276,452
Effect of dilutive shares:
PSUs	273,102	341,516
Restricted shares	43,641	88,361

Diluted	64,901,728	64,706,329

(1)

For the three months ended March 31, 2016, the basic weighted average number of shares excludes 38,000 restricted shares which have been issued, but have not vested as at March 31, 2016 (2015 – 78,000 restricted shares).

The calculation of diluted net income per common share does not assume the exercise of any instruments that would have an anti-dilutive effect on net income per common share. There were no anti-dilutive instruments for the three months ended March 31, 2016 and 2015.

Note 8. Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss are as follows:

	Foreign Currency Translation Adjustment	Unrecognized Losses and Prior Service Costs Related to Defined Benefit Plans	Unrealized Gains (Losses) on Marketable Securities	Total
Balance December 31, 2015	$(156,223)	$(15,338)	$(13)	$(171,574)

Other comprehensive income (loss) before reclassifications	52,336	-	(2)	52,334
Amounts reclassified from accumulated other comprehensive income (loss)	-	290	-	290

Other comprehensive income (loss), net of taxes	52,336	290	(2)	52,624

Balance March 31, 2016	$(103,887)	$(15,048)	$(15)	$(118,950)

FORM 10-Q

QUARTERLY REPORT - PAGE 11

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Note 9. Derivative Transactions

The Company is exposed to certain market risks relating to its ongoing business. The Company seeks to manage these risks through internal risk management policies as well as, from time to time, the use of derivatives. The derivatives are measured at fair value with changes in fair value immediately recognized in loss on derivative instruments in the Interim Consolidated Statement of Operations.

Interest Rate Derivative

During 2002, the Company entered into certain variable-to-fixed interest rate swaps in connection with the Stendal mill with respect to an aggregate maximum amount of approximately €612.6 million of the principal amount of the indebtedness under the Stendal mill’s senior project finance facility, which was settled in November 2014. Under the remaining interest rate swaps, the Company pays a fixed rate and receives a floating rate with the derivative payments being calculated on a notional amount. As at March 31, 2016, the contract has a fair value of €15.8 million ($17,959; 2015 – $16,913) of which €9.6 million ($10,951; 2015 – $10,380) is classified as current within accounts payable and other and €6.2 million ($7,008; 2015 – $6,533) is classified as a long-term liability in the Interim Consolidated Balance Sheet. The contract has an aggregate notional amount of €192.4 million, a fixed interest rate of 5.28% and matures in October 2017.

The Company has pledged as collateral cash in the amount of 67% of the fair value of the interest rate swaps up to €8.5 million to the derivative counterparty. The calculation to determine the collateral is performed semi-annually, with the final calculation in October 2017. As at March 31, 2016, the collateral was €8.5 million ($9,682; 2015 – $9,230). This cash has been classified as restricted cash in the Interim Consolidated Balance Sheet.

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

The following table presents a summary of the Company’s outstanding financial instruments and their estimated fair values under the fair value hierarchy:

	Fair value measurements at March 31, 2016 using:
Description	Level 1	Level 2	Level 3	Total
Liabilities
Interest rate derivative	$-	$17,959	$-	$17,959
Debt
Senior Notes	-	626,635	-	626,635

	$-	$644,594	$-	$644,594

FORM 10-Q

QUARTERLY REPORT - PAGE 12

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Note 10. Fair Value Measurement and Disclosure (continued)

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

(b)

In 2012, as a result of a regular tax field audit for the Stendal mill, German public authorities commenced a preliminary investigation into past managers of the mill relating to whether certain settlement amounts received by the Stendal mill in 2007, 2010 and 2011 from the main contractor under the contract for the construction of the Stendal mill should have reduced the assessment base for the original investment subsidies granted to the mill by German authorities. In March 2016, the German public authorities closed its investigation of the past managers of the mill, with no action taken against the past managers or the Company.

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

QUARTERLY REPORT - PAGE 13

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

Operating EBITDA does not reflect the impact of a number of items that affect our net income (loss), including financing costs and the effect of derivative instruments. Operating EBITDA is not a measure of financial performance under GAAP, and should not be considered as an alternative to net income (loss) or income (loss) from operations as a measure of performance, or as an alternative to net cash from operating activities as a measure of liquidity. Operating EBITDA is an internal measure and therefore may not be comparable to other companies.

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

QUARTERLY REPORT - PAGE 14

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this document: (i) unless the context otherwise requires, references to “we”, “our”, “us”, the “Company” or “Mercer” mean Mercer International Inc. and its subsidiaries; (ii) references to “Mercer Inc.” mean the Company excluding its subsidiaries; (iii) information is provided as of March 31, 2016, unless otherwise stated; (iv) all references to “$” mean U.S. dollars, which is our reporting currency, “€” refers to euros and “C$” refers to Canadian dollars; (v) “ADMTs” refers to air-dried metric tonnes; and (vi) “MW” refers to megawatts and “MWh” refers to megawatt hours.

Results of Operations

General

We operate in the pulp business and our operations are located in Germany and Western Canada. Our mills have a current combined annual production capacity of approximately 1.5 million ADMTs of northern bleached softwood kraft pulp, referred to as “NBSK pulp”, and 305 MW of electrical generation.

The following discussion and analysis of our results of operations and financial condition for the three months ended March 31, 2016 should be read in conjunction with our interim consolidated financial statements and related notes included in this quarterly report, as well as our most recent annual report on Form 10-K for the fiscal year ended December 31, 2015 filed with the Securities and Exchange Commission, referred to as the “SEC”.

Current Market Environment

During the first quarter of 2016, pulp list prices decreased marginally in Europe and China, and were generally flat in North America, compared to the end of 2015. At the end of the current quarter, list prices in Europe, North America and China were approximately $790, $950 and $590 per ADMT, respectively.

In the first quarter of 2016, pulp prices in China declined slightly compared to the last quarter of 2015 as a result of downward pressure on the Chinese currency and weakening hardwood pulp prices. In Europe, pulp prices were also marginally lower in the first quarter of 2016 compared to the trailing quarter as a result of weakening hardwood pulp prices. This resulted in our average pulp sales realizations being approximately 5% lower in the first quarter of 2016 compared to the last quarter of 2015.

Currently, the NBSK pulp market is generally balanced with world producer inventories at about 30 days’ supply.

Looking forward we currently expect steady pulp demand in the second quarter of 2016 with some upward demand and price pressure in Europe and China resulting from seasonal maintenance downtime in Europe and lower inventories in China.

FORM 10-Q

QUARTERLY REPORT - PAGE 15

Our current 2016 annual maintenance downtime schedule for our mills is:

2016 Quarter	Celgar	Rosenthal	Stendal
	(number of days)
Second	18(1)	-	3
Third	-	12	-
Fourth	-	-	12

(1)	Annual maintenance downtime for our Celgar mill was initially scheduled for 12 days but, on a further review of maintenance matters, was extended to 18 days.

Summary Financial Highlights

	Three Months Ended March 31,
	2016	2015
	(in thousands, other than per share amounts)
Pulp revenues	$230,629	$234,657
Energy and chemical revenues	$23,214	$22,890
Operating income	$28,100	$43,931
Operating EBITDA(1)	$45,319	$61,318
Foreign exchange gain (loss) on intercompany debt	$555	$(6,610)
Loss on derivative instruments	$(210)	$(524)
Income tax provision	$(6,199)	$(9,265)
Net income	$8,769	$13,634
Net income per common share
Basic and diluted	$0.14	$0.21
Common shares outstanding at period end	64,656	64,464

(1)	The following table provides a reconciliation of net income to operating income and Operating EBITDA for the periods indicated:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Net income	$8,769	$13,634
Income tax provision	6,199	9,265
Interest expense	13,191	13,884
Foreign exchange (gain) loss on intercompany debt	(555)	6,610
Loss on derivative instruments	210	524
Other expense	286	14

Operating income	28,100	43,931
Add: Depreciation and amortization	17,219	17,387

Operating EBITDA	$45,319	$61,318

FORM 10-Q

QUARTERLY REPORT - PAGE 16

Selected Production, Sales and Other Data

	Three Months Ended March 31,
	2016	2015
Pulp production (‘000 ADMTs)	378.0	362.6
Annual maintenance downtime (‘000 ADMTs)	-	19.2
Annual maintenance downtime (days)	-	14
Pulp sales (‘000 ADMTs)	393.5	349.7
Average NBSK pulp list prices in Europe ($/ADMT)(1)	792	887
Average NBSK pulp list prices in North America ($/ADMT)(1)	943	995
Average NBSK pulp list prices in China ($/ADMT)(1)	590	663
Average pulp sales realizations ($/ADMT)(2)	580	665
Energy production (‘000 MWh)	475.5	455.0
Energy sales (‘000 MWh)	207.4	199.2
Average energy sales realizations ($/MWh)	93	95

Average Spot Currency Exchange Rates
$ / €(3)	1.1035	1.1246
$ / C$(3)	0.7301	0.8057

(1)	Source: RISI pricing report.
(2)	Sales realizations after discounts. Incorporates the effect of pulp price variations occurring between the order and shipment dates.
(3)	Average Federal Reserve Bank of New York Noon Buying Rates over the reporting period.

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

Total revenues for the three months ended March 31, 2016 decreased marginally to $253.8 million from $257.5 million in the same quarter of 2015, due to lower pulp revenues.

Pulp revenues in the first quarter of 2016 decreased by approximately 2% to $230.6 million from $234.7 million in the same quarter of 2015, due to lower pulp sales realizations partially offset by higher sales volumes.

Energy and chemical revenues increased marginally to $23.2 million in the first quarter of 2016 from $22.9 million in the same quarter of 2015, primarily due to higher sales volumes.

Pulp production increased by approximately 4% to 377,992 ADMTs in the current quarter from 362,629 ADMTs in the same quarter of 2015, primarily due to no annual maintenance downtime in the current quarter compared to 14 days in the same quarter of 2015.

Pulp sales volumes increased by approximately 13% to 393,461 ADMTs in the current quarter from 349,691 ADMTs in the same quarter of 2015, primarily due to steady demand in both China and Europe.

In the current quarter of 2016, list prices for NBSK pulp declined from the same quarter of 2015, largely as a result of the stronger dollar and weakening hardwood pulp prices. Average list prices for NBSK pulp in Europe were approximately $792 per ADMT in the first quarter of 2016, compared to approximately $887 per ADMT in the same quarter of 2015. Average list prices for NBSK pulp in North America and China were approximately $943 per ADMT and $590 per ADMT, respectively, in the first quarter of 2016, compared to approximately $995 per ADMT and $663 per ADMT, respectively, in the same quarter of 2015.

FORM 10-Q

QUARTERLY REPORT - PAGE 17

Average pulp sales realizations decreased by approximately 13% to $580 per ADMT in the first quarter of 2016 from approximately $665 per ADMT in the same quarter last year, primarily due to lower list prices.

Near the end of the current quarter, the dollar weakened and as at March 31, 2016 was approximately 5% and 7% lower versus the euro and the Canadian dollar, respectively, compared to December 31, 2015. This resulted in a negative impact on our dollar-denominated cash balances and receivables which was partially offset by the positive impact of a stronger dollar during the quarter on our euro and Canadian dollar-denominated costs and expenses. The net impact of foreign exchange reduced our Operating EBITDA in the current quarter by $3.2 million compared to the same quarter of 2015 and by $9.2 million compared to the last quarter of 2015.

Costs and expenses in the current quarter increased by approximately 6% to $225.7 million from $213.6 million in the first quarter of 2015, primarily due to higher sales volumes partially offset by lower annual maintenance costs.

In the first quarter of 2016, operating depreciation and amortization decreased marginally to $17.0 million from $17.3 million in the same quarter of 2015, due to the impact of a stronger dollar relative to the euro and Canadian dollar.

Selling, general and administrative expenses increased to $11.8 million in the first quarter of 2016 from $11.4 million in the same quarter of 2015.

Transportation costs increased by approximately 6% to $18.3 million in the current quarter from $17.3 million in the same quarter of 2015 due to increased sales volumes.

On average, our overall per unit fiber costs in the current quarter decreased by approximately 10% from the same quarter of 2015, primarily as a result of a balanced wood market in both Germany and in the Celgar mill’s fiber basket. In the current quarter, in euro terms, average fiber prices in Germany were approximately 6% lower than the comparative quarter. In the current quarter, in Canadian dollar terms, average fiber prices for our Celgar mill were marginally lower than the comparative quarter.

In the first quarter of 2016, our operating income decreased by approximately 36% to $28.1 million from $43.9 million in the same quarter of 2015, primarily due to lower pulp sales realizations partially offset by lower annual maintenance costs and higher sales volumes.

Interest expense in the current quarter decreased to $13.2 million from $13.9 million in the same quarter of 2015, primarily as a result of lower indebtedness.

As a result of a weakening of the dollar versus the euro at the end of the first quarter of 2016, we recorded a non-cash gain on the foreign exchange translation of certain intercompany debt between Mercer Inc. and its wholly-owned subsidiaries, which increased our net income by $0.6 million.

In the current quarter, the non-cash unrealized derivative loss on the mark to market adjustment of our Stendal mill’s interest rate derivative was $0.2 million, compared to $0.5 million in the same quarter of 2015.

FORM 10-Q

QUARTERLY REPORT - PAGE 18

In the current quarter, other expense included a loss of $0.5 million, primarily due to the write-off of deferred financing costs associated with our repurchase and cancellation of $23.0 million of our 2019 Senior Notes.

During the first quarter of 2016, income tax expense decreased to $6.2 million from $9.3 million in the same quarter of 2015 due to lower taxable income for our German mills.

For the first quarter of 2016, we reported net income of $8.8 million, or $0.14 per basic and diluted share compared to net income of $13.6 million, or $0.21 per basic and diluted share, in the same quarter of 2015.

In the first quarter of 2016, Operating EBITDA decreased by approximately 26% to $45.3 million from $61.3 million in the same quarter of 2015, primarily as a result of lower pulp sales realizations partially offset by lower annual maintenance costs and higher sales volumes.

Liquidity and Capital Resources

Summary of Cash Flows

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Net cash provided by operating activities	$63,466	$59,845
Net cash used in investing activities	(7,558)	(7,715)
Net cash (used in) provided by financing activities	(30,983)	735
Effect of exchange rate on changes in cash and cash equivalents	5,315	(6,194)

Net increase in cash and cash equivalents	$30,240	$46,671

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

Cash provided by operating activities was $63.5 million in the three months ended March 31, 2016 and $59.8 million in the comparative period of 2015. An increase in accounts payable and accrued expenses provided cash of $13.2 million in the current period of 2016, compared to $27.8 million in the same period of 2015. A decrease in inventories provided cash of $14.6 million in the current period, compared to an increase in inventories using cash of $4.9 million in the comparative period of 2015. A decrease in accounts receivable, excluding non-cash items, provided cash of $4.0 million in the three months ended March 31, 2016, compared to an increase in accounts receivable using cash of $9.6 million in the same period of 2015.

Cash Flows from Investing Activities. Investing activities in the three months ended March 31, 2016 used cash of $7.6 million, primarily related to capital expenditures of $6.9 million. In the same period of 2015, investing activities used cash of $7.7 million.

FORM 10-Q

QUARTERLY REPORT - PAGE 19

Cash Flows from Financing Activities. In the first quarter of 2016, financing activities used cash of $31.0 million, including $23.1 million to repurchase and cancel $23.0 million of our 2019 Senior Notes and $7.4 million for the payment of dividends. In the same period of 2015, financing activities provided cash of $0.7 million.

Balance Sheet Data

The following table is a summary of selected financial information as at the dates indicated:

	March 31,	December 31,
	2016	2015
Financial Position	(in thousands)
Cash and cash equivalents	$129,869	$99,629
Total current assets	$415,994	$388,811
Total current liabilities	$123,080	$104,421
Working capital	$292,914	$284,390

Total assets	$1,238,464	$1,182,817
Debt	$615,966	$638,043
Total liabilities	$800,639	$799,841
Total equity	$437,825	$382,976

As a result of the weakening of the dollar versus the euro and the Canadian dollar as at March 31, 2016, we recorded a non-cash increase in the carrying value of our net assets, consisting primarily of our fixed assets, denominated in euros and Canadian dollars. This non-cash increase of approximately $52.3 million does not affect our net income, Operating EBITDA or cash flows but is reflected in our other comprehensive income (loss) and as an increase to our total equity.

Sources and Uses of Funds

Our principal sources of funds are cash flows from operations, cash and cash equivalents on hand and our revolving credit facilities. Our principal uses of funds consist of operating expenses, capital expenditures and semi-annual interest payments on our outstanding 7.0% Senior Notes due 2019 and 7.75% Senior Notes due 2022.

The following table sets out our total capital expenditures and interest expense for the periods indicated:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Capital expenditures	$6,936	$7,064
Cash paid for interest expense(1)	$599	$126
Interest expense(2)	$13,191	$13,884

(1)	Amounts differ from interest expense which includes non-cash items. See supplemental disclosure of cash flow information from our Interim Consolidated Statement of Cash Flows included in this report.
(2)	Interest on our 2019 Senior Notes and 2022 Senior Notes is paid semi-annually in June and December of each year.

In the current quarter, we expended $23.1 million to repurchase and cancel $23.0 million of our 2019 Senior Notes. We also paid a quarterly dividend of $0.115 per common share ($7.4 million) on January 5, 2016 to shareholders of record on December 28, 2015.

FORM 10-Q

QUARTERLY REPORT - PAGE 20

As at March 31, 2016, our cash and cash equivalents had increased to $129.9 million from $99.6 million at the end of 2015 and our working capital had increased to $292.9 million from $284.4 million at the end of 2015.

As at March 31, 2016, we had approximately $141.3 million available under our revolving credit facilities.

As at March 31, 2016, we had no material commitments to acquire assets or operating businesses.

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

Debt Covenants

Certain of our long-term obligations contain various financial tests and covenants customary to these types of arrangements. See our annual report on Form 10-K for the fiscal year ended December 31, 2015.

As at March 31, 2016, we were in full compliance with all of the covenants of our indebtedness.

Off-Balance Sheet Arrangements

At March 31, 2016, we did not have any off-balance sheet arrangements (as defined in Item 303(a)(4)(ii) of Regulation S-K).

Contractual Obligations and Commitments

There were no material changes outside the ordinary course to any of our material contractual obligations during the three months ended March 31, 2016.

Foreign Currency

As a majority of our assets, liabilities and expenditures are held or denominated in euros or Canadian dollars, our consolidated financial results are subject to foreign currency exchange rate fluctuations.

FORM 10-Q

QUARTERLY REPORT - PAGE 21

We translate foreign denominated assets and liabilities into dollars at the rate of exchange on the balance sheet date. Equity accounts are translated using historical exchange rates. Unrealized gains or losses from these translations are recorded in other comprehensive income (loss) and do not affect our net earnings.

As a result of the weakening of the dollar versus the euro and Canadian dollar as at March 31, 2016, we recorded a non-cash increase in the carrying value of our net assets, consisting primarily of our fixed assets, denominated in euros and Canadian dollars. As a result, our accumulated other comprehensive loss decreased to $119.0 million.

Based upon the exchange rate as at March 31, 2016, the dollar has weakened by approximately 5% and 7% in value against the euro and the Canadian dollar, respectively, since December 31, 2015. See “Quantitative and Qualitative Disclosures about Market Risk”.

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

Our significant accounting policies are disclosed in Note 1 to our audited annual financial statements included in our annual report on Form 10-K for the fiscal year ended December 31, 2015. While all of the significant accounting policies are important to the consolidated financial statements, some of these policies may be viewed as having a high degree of judgment. On an ongoing basis using currently available information, management reviews its estimates, including those related to accounting for, among other things, pensions and other post-retirement benefit obligations, deferred income taxes (valuation allowance and permanent reinvestment), depreciation and amortization, future cash flows associated with impairment testing for long-lived assets, legal liabilities and contingencies. Actual results could differ materially from these estimates, and changes in these estimates are recorded when known.

We have identified certain accounting policies that are the most important to the portrayal of our current financial condition and results of operations.

For information about both our significant and critical accounting policies, see our annual report on Form 10-K for the fiscal year ended December 31, 2015.

Cautionary Statement Regarding Forward-Looking Information

The statements in this report that are not reported financial results or other historical information are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, as amended.

FORM 10-Q

QUARTERLY REPORT - PAGE 22

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

FORM 10-Q

QUARTERLY REPORT - PAGE 23

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

Given these uncertainties, you should not place undue reliance on our forward-looking statements. The forgoing review of important factors is not exhaustive or necessarily in order of importance and should be read in conjunction with the risks and assumptions including those set forth in reports and other documents we have filed with or furnished to the SEC, including in our annual report on Form 10-K for the fiscal year ended December 31, 2015. We advise you that these cautionary remarks expressly qualify in their entirety all forward-looking statements attributable to us or persons acting on our behalf. Unless required by law, we do not assume any obligation to update forward-looking statements based on unanticipated events or changed expectations. However, you should carefully review the reports and other documents we file from time to time with the SEC.

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

FORM 10-Q

QUARTERLY REPORT - PAGE 24

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

A producer’s actual pulp sales realizations are list prices net of customer discounts, rebates and other selling concessions. Over the last three years, these have increased as producers compete for customers and sales. Our pulp sales realizations may also be affected by NBSK price movements between the order and shipment dates.

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

Currency

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

QUARTERLY REPORT - PAGE 25

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks from changes in interest rates and foreign currency exchange rates, particularly the exchange rates between the U.S. dollar and the euro and Canadian dollar. Changes in these rates may affect our results of operations and financial condition and, consequently, our fair value. We seek to manage these risks through internal risk management policies as well as the periodic use of derivatives. We may use derivatives to reduce or limit our exposure to interest rate, currency and pulp price risks. We use derivatives to reduce our potential losses or to augment our potential gains, depending on our management’s perception of future economic events and developments. These types of derivatives are generally highly speculative in nature. They are also very volatile as they are highly leveraged given that margin requirements are relatively low in proportion to notional amounts.

For additional information, please refer to Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk included in our annual report on Form 10-K for the fiscal year ended December 31, 2015.

We record unrealized gains and losses on our outstanding derivatives when they are marked to market at the end of each reporting period and realized gains or losses on them when they are settled. We determine market valuations based primarily upon valuations provided by our counterparties.

During the first quarter of 2016, we recorded a non-cash unrealized derivative loss of approximately $0.2 million on our outstanding interest rate derivative, compared to a non-cash unrealized derivative loss of approximately $0.5 million in the same period of 2015.

FORM 10-Q

QUARTERLY REPORT - PAGE 26

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

QUARTERLY REPORT - PAGE 27

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are subject to routine litigation incidental to our business, including that which is described in our latest annual report on Form 10-K for the fiscal year ended December 31, 2015. We do not believe that the outcome of such litigation will have a material adverse effect on our business or financial condition.

ITEM 1A.	RISK FACTORS

As of March 31, 2016, there have been no material changes to the factors disclosed in Item 1A. Risk Factors in our latest annual report on Form 10-K for the fiscal year ended December 31, 2015.

ITEM 2.	UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

None.

FORM 10-Q

QUARTERLY REPORT - PAGE 28

ITEM 6.	EXHIBITS

Exhibit No.	Description

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1*	Section 906 Certification of Chief Executive Officer

32.2*	Section 906 Certification of Chief Financial Officer

101	The following financial statements from the Company’s Form 10-Q for the fiscal period ended March 31, 2016, formatted in XBRL: (i) Interim Consolidated Balance Sheets; (ii) Interim Consolidated Statements of Operations; (iii) Interim Consolidated Statements of Retained Earnings; (iv) Interim Consolidated Statements of Comprehensive Income (Loss); (v) Interim Consolidated Statements of Cash Flows; and (vi) Notes to Interim Consolidated Financial Statements.

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

QUARTERLY REPORT - PAGE 29

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERCER INTERNATIONAL INC.

By:	/s/ David M. Gandossi
David M. Gandossi
Chief Executive Officer and President

Date: April 28, 2016

FORM 10-Q

QUARTERLY REPORT - PAGE 30