Form 10-Q
period 2016-06-30
MERCER INTERNATIONAL INC.
filed 2016-07-28
CIK 1333274

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-Accelerated Filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The Registrant had 64,694,138 shares of common stock outstanding as at July 27, 2016.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MERCER INTERNATIONAL INC.

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2016

(Unaudited)

FORM 10-Q

QUARTERLY REPORT - PAGE 2

MERCER INTERNATIONAL INC.

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands of U.S. dollars, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues
Pulp	$198,055	$246,126	$428,684	$480,783
Energy and chemicals	20,090	20,810	43,304	43,700

	218,145	266,936	471,988	524,483
Costs and expenses
Operating costs, excluding depreciation and amortization	173,227	205,293	370,169	390,241
Operating depreciation and amortization	17,855	16,393	34,887	33,697
Selling, general and administrative expenses	10,286	11,701	22,055	23,065

Operating income	16,777	33,549	44,877	77,480

Other income (expenses)
Interest expense	(12,736)	(13,476)	(25,927)	(27,360)
Foreign exchange gain (loss) on intercompany debt	(272)	2,198	283	(4,412)
Other income (expenses)	(137)	68	(633)	(470)

Total other expenses	(13,145)	(11,210)	(26,277)	(32,242)

Income before provision for income taxes	3,632	22,339	18,600	45,238

Current income tax provision (Note 6)	(3,372)	(3,149)	(5,125)	(6,501)
Deferred income tax provision (Note 6)	(4,501)	(2,778)	(8,947)	(8,691)

Net income (loss)	$(4,241)	$16,412	$4,528	$30,046

Net income (loss) per common share (Note 8)
Basic	$(0.07)	$0.25	$0.07	$0.47
Diluted	$(0.07)	$0.25	$0.07	$0.46

Cash dividends declared per common share (Note 7)	$0.115	$—	$0.23	$—
INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited) (In thousands of U.S. dollars)
	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income (loss)	$(4,241)	$16,412	$4,528	$30,046
Other comprehensive income (loss), net of taxes
Foreign currency translation adjustment (net of tax effect of $nil in all periods)	(26,981)	31,045	25,355	(80,760)
Change in unrecognized losses and prior service costs related to defined benefit plan (net of tax effect of $nil in all periods)	289	211	579	459
Change in unrealized gains/losses on marketable securities (net of tax effect of $nil in all periods)	4	(7)	2	(78)

Other comprehensive income (loss), net of taxes	(26,688)	31,249	25,936	(80,379)

Comprehensive income (loss)	$(30,929)	$47,661	$30,464	$(50,333)

The accompanying notes are an integral part of these interim consolidated financial statements.

FORM 10-Q

QUARTERLY REPORT - PAGE 3

MERCER INTERNATIONAL INC.

INTERIM CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

	June 30,	December 31,
	2016	2015
ASSETS
Current assets
Cash and cash equivalents	$112,651	$99,629
Restricted cash (Note 10)	7,834	9,230
Accounts receivable	125,384	134,254
Inventories (Note 2)	134,847	141,001
Prepaid expenses and other	5,048	4,697

Total current assets	385,764	388,811

Property, plant and equipment, net	767,014	762,391
Intangible and other assets	8,603	8,461
Deferred income tax	18,888	23,154

Total assets	$1,180,269	$1,182,817

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and other (Note 3)	$103,495	$103,450
Pension and other post-retirement benefit obligations (Note 5)	1,033	971

Total current liabilities	104,528	104,421

Debt (Note 4)	616,492	638,043
Interest rate derivative liability (Note 10)	2,898	6,533
Pension and other post-retirement benefit obligations (Note 5)	26,562	25,374
Capital leases and other	11,981	12,299
Deferred income tax	17,588	13,171

Total liabilities	780,049	799,841

Shareholders’ equity
Common shares $1 par value; 200,000,000 authorized; 64,694,000 issued and outstanding (2015 – 64,502,000)	64,656	64,424
Additional paid-in capital	330,669	329,246
Retained earnings (Note 7)	150,533	160,880
Accumulated other comprehensive loss (Note 9)	(145,638)	(171,574)

Total shareholders’ equity	400,220	382,976

Total liabilities and shareholders’ equity	$1,180,269	$1,182,817

Commitments and contingencies (Note 12)
Subsequent event (Note 7)

The accompanying notes are an integral part of these interim consolidated financial statements.

FORM 10-Q

QUARTERLY REPORT - PAGE 4

MERCER INTERNATIONAL INC.

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands of U.S. dollars)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Cash flows from (used in) operating activities
Net income (loss)	$(4,241)	$16,412	$4,528	$30,046
Adjustments to reconcile net income (loss) to cash flows from operating activities
Depreciation and amortization	17,962	16,483	35,181	33,870
Deferred income taxes	4,501	2,778	8,947	8,691
Foreign exchange (gain) loss on intercompany debt	272	(2,198)	(283)	4,412
Defined benefit pension plan and other post-retirement benefit plan expense	398	385	874	1,094
Stock compensation expense	764	728	1,655	1,358
Other	33	288	1,259	1,268
Defined benefit pension plan and other post-retirement benefit plan contributions	(458)	(438)	(884)	(913)
Changes in working capital
Accounts receivable	8,548	(13,061)	12,501	(22,682)
Inventories	(3,648)	(727)	10,988	(5,648)
Accounts payable and accrued expenses	(13,313)	(9,702)	(103)	18,071
Other	459	(514)	80	712

Net cash from (used in) operating activities	11,277	10,434	74,743	70,279

Cash flows from (used in) investing activities
Purchase of property, plant and equipment	(13,479)	(11,707)	(20,415)	(18,771)
Purchase of intangible assets	(416)	(1,017)	(936)	(1,890)
Decrease in restricted cash	1,595	—	1,595	—
Other	849	75	747	297

Net cash from (used in) investing activities	(11,451)	(12,649)	(19,009)	(20,364)

Cash flows from (used in) financing activities
Repurchase of notes and repayment of debt	—	(10,763)	(23,079)	(10,763)
Dividend payments	(7,435)	—	(14,853)	—
Proceeds from (repayment of) revolving credit facilities, net	—	8,570	—	9,523
Payment of interest rate derivative liability	(5,852)	(7,015)	(5,852)	(7,015)
Other	(517)	(403)	(1,003)	(621)

Net cash from (used in) financing activities	(13,804)	(9,611)	(44,787)	(8,876)

Effect of exchange rate changes on cash and cash equivalents	(3,240)	2,850	2,075	(3,344)

Net increase (decrease) in cash and cash equivalents	(17,218)	(8,976)	13,022	37,695
Cash and cash equivalents, beginning of period	129,869	99,843	99,629	53,172

Cash and cash equivalents, end of period	$112,651	$90,867	$112,651	$90,867

Supplemental cash flow disclosure
Cash paid for interest	$24,036	$25,779	$24,635	$25,905
Cash paid for income taxes	$4,681	$402	$9,311	$815

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

Use of Estimates

Preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant management judgment is required in determining the accounting for, among other things, pension and other post-retirement benefit obligations, deferred income taxes (valuation allowance and permanent reinvestment), depreciation and amortization, future cash flows associated with impairment testing for long-lived assets, legal liabilities and contingencies. Actual results could differ materially from these estimates, and changes in these estimates are recorded when known.

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

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Note 1. The Company and Summary of Significant Accounting Policies (continued)

In March 2016, the Financial Accounting Standards Board issued Accounting Standards Update 2016-9, Improvements to Employee Share-Based Payment Accounting (“ASU 2016-9”) which simplifies several aspects of accounting for share-based payment transactions including income tax consequences, classification of awards as either equity or liabilities, classification on the statement of cash flows and accounting for forfeitures. This update is effective for financial statements issued for fiscal years beginning after December 15, 2016. The Company is currently assessing the impact, if any, the adoption of ASU 2016-9 will have on its consolidated financial statements.

Note 2. Inventories

	June 30, 2016	December 31, 2015
Raw materials	$50,796	$57,592
Finished goods	33,859	36,829
Spare parts and other	50,192	46,580

	$134,847	$141,001

Note 3. Accounts Payable and Other
	June 30, 2016	December 31, 2015
Trade payables	$26,293	$20,637
Accrued expenses	51,321	55,648
Accrued interest payable	4,040	4,050
Interest rate derivative liability, current portion (Note 10)	8,882	10,380
Dividend payable (Note 7)	7,440	7,418
Other	5,519	5,317

	$103,495	$103,450

Note 4. Debt
	June 30, 2016	December 31, 2015
2019 Senior Notes, unsecured, $227,000 face value (a)	$223,586	$245,689
2022 Senior Notes, unsecured, $400,000 face value (a)	392,906	392,354
Revolving credit facilities
€75.0 million (b)	—	—
C$40.0 million (c)	—	—
€25.0 million (d)	—	—
€5.0 million (e)	—	—

	$616,492	$638,043

As at June 30, 2016, the maturities of the principal portion of debt are as follows:
2016		$—
2017		—
2018		—
2019		227,000
2020		—
Thereafter		400,000

		$627,000

FORM 10-Q

QUARTERLY REPORT - PAGE 7

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Note 4. Debt (continued)

Certain of the Company’s debt instruments were issued under agreements which, among other things, may limit its ability and the ability of its subsidiaries to make certain payments, including dividends. These limitations are subject to specific exceptions. As at June 30, 2016, the Company is in compliance with the terms of its debt agreements.

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

In March 2016, the Company purchased $23,000 in aggregate principal amount of its 2019 Senior Notes. In connection with this purchase the Company recorded a loss on extinguishment of debt of $454 in other income (expenses) in the Interim Consolidated Statement of Operations which included the write-off of unamortized debt issuance costs.

(b)

A €75.0 million revolving credit facility at the Stendal mill that matures in October 2019. Borrowings under the facility are collateralized by the mill’s inventory and accounts receivable and bear interest at Euribor plus 3.50%. As at June 30, 2016, approximately €75.0 million ($82,755) was available.

(c)

A C$40.0 million revolving credit facility at the Celgar mill that matures in May 2019. Borrowings under the facility are collateralized by the mill’s inventory and accounts receivable and are restricted by a borrowing base calculated on the mill’s inventory and accounts receivable. Canadian dollar denominated amounts bear interest at bankers acceptance plus 1.50% or Canadian prime. U.S. dollar denominated amounts bear interest at LIBOR plus 1.50% or U.S. base. As at June 30, 2016, approximately C$1.7 million ($1,308) was supporting letters of credit and approximately C$38.3 million ($29,440) was available.

(d)

A €25.0 million revolving credit facility at the Rosenthal mill that matures in October 2019. Borrowings under the facility are collateralized by the mill’s inventory and accounts receivable and bear interest at Euribor plus 2.95%. As at June 30, 2016, approximately €3.1 million ($3,378) of this facility was supporting bank guarantees leaving approximately €21.9 million ($24,207) available.

(e)

A €5.0 million revolving credit facility at the Rosenthal mill that matures in December 2018. Borrowings under this facility bear interest at the rate of the three-month Euribor plus 2.50% and are secured by certain land at the Rosenthal mill. As at June 30, 2016, approximately €3.8 million ($4,174) of this facility was supporting bank guarantees leaving approximately €1.2 million ($1,343) available.

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

The components of the net periodic benefit costs relating to the Celgar Defined Benefit Plans for the three and six month periods ended June 30, 2016 and 2015 were as follows:

	Three Months Ended June 30,
	2016		2015
	Pension	Other Post- Retirement Benefits	Pension	Other Post- Retirement Benefits
Service cost	$23	$124	$32	$208
Interest cost	236	220	276	172
Expected return on plan assets	(494)	—	(534)	—
Amortization of unrecognized items	333	(44)	229	2

Net periodic benefit cost	$98	$300	$3	$382

	Six Months Ended June 30,
	2016		2015
	Pension	Other Post- Retirement Benefits	Pension	Other Post- Retirement Benefits
Service cost	$45	$241	$63	$413
Interest cost	497	471	724	498
Expected return on plan assets	(959)	—	(1,063)	—
Amortization of unrecognized items	667	(88)	455	4

Net periodic benefit cost	$250	$624	$179	$915

Defined Contribution Plan

Effective December 31, 2008, the Celgar Defined Benefit Plans were closed to new members. In addition, the defined benefit service accrual ceased on December 31, 2008, and members began to receive pension benefits, at a fixed contractual rate, under a new defined contribution plan effective January 1, 2009. During the three and six month periods ended June 30, 2016, the Company made contributions of $146 and $309, respectively (2015 – $179 and $348), to this plan.

Multiemployer Plan

The Company participates in a multiemployer plan for the hourly-paid employees at the Celgar mill. The contributions to the plan are determined based on a percentage of pensionable earnings pursuant to a collective bargaining agreement. The Company has no current or future contribution obligations in excess of the contractual contributions. Contributions during the three and six month periods ended June 30, 2016 totaled $407 and $783, respectively (2015 – $399 and $850).

FORM 10-Q

QUARTERLY REPORT - PAGE 9

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Note 6. Income Taxes

The income tax provision attributable to income before provision for income taxes differs from the amounts computed by applying the U.S. federal statutory income tax rate of 35% for the three and six month periods ended June 30, 2016 and 2015 as a result of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
U.S. Federal statutory rate	35%	35%	35%	35%

U.S. Federal statutory rate on income before income taxes	$(1,271)	$(7,819)	$(6,510)	$(15,833)
Tax differential on foreign income	149	1,899	1,634	3,925
Effect of foreign earnings	—	(5,290)	(3,500)	(5,290)
Valuation allowance	(9,942)	(1,440)	(9,742)	(6,401)
Tax benefit of partnership structure	1,364	1,303	2,563	2,592
Non-taxable foreign subsidies	545	566	1,118	1,145
True-up of prior year taxes	558	4,610	(60)	4,603
Other	724	244	425	67

	$(7,873)	$(5,927)	$(14,072)	$(15,192)

Comprised of:
Current	$(3,372)	$(3,149)	$(5,125)	$(6,501)
Deferred	(4,501)	(2,778)	(8,947)	(8,691)

	$(7,873)	$(5,927)	$(14,072)	$(15,192)

For the three and six month periods ended June 30, 2016, the Company recorded an increase in its valuation allowance of $9,942 and $9,742 respectively (2015 – $1,440 and $6,401), related to its U.S. and Canadian entities where a full valuation allowance was recognized against net deferred income tax assets.

Note 7. Shareholders’ Equity

Dividends

During the six month period ended June 30, 2016, the Company’s Board of Directors declared the following quarterly dividends:

Date Declared	Dividend Per Common Share	Amount
February 11, 2016	$ 0.115	$ 7,435
April 28, 2016	$ 0.115	$ 7,440

	$ 0.230	$ 14,875

Dividends are paid in the quarter subsequent to the quarter in which they were declared.

In July 2016, the Company’s Board of Directors declared a quarterly dividend of $0.115 per common share. Payment of the dividend will be made on October 4, 2016 to all shareholders of record on September 26, 2016. Future dividends are subject to approval by the Board of Directors and may be adjusted as business and industry conditions warrant.

FORM 10-Q

QUARTERLY REPORT - PAGE 10

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Note 7. Shareholders’ Equity (continued)

Stock Based Compensation

In June 2010, the Company adopted a stock incentive plan (the “2010 Plan”) which provides for options, restricted stock rights, restricted shares, performance shares, performance share units (“PSUs”) and stock appreciation rights to be awarded to employees, consultants and non-employee directors. During the six months ended June 30, 2016, there were no issued and outstanding stock options, restricted stock rights, performance shares or stock appreciation rights. As at June 30, 2016, after factoring in all allocated shares, there remain approximately 1,013,112 common shares available for grant.

PSUs

PSUs comprise rights to receive common shares at a future date that are contingent on the Company and the grantee achieving certain performance objectives. The performance objective period is generally three years.

For the three and six month periods ended June 30, 2016, the Company recognized an expense of $649 and $1,386, respectively, related to PSUs (2015 – $596 and $1,097).

The following table summarizes PSU activity during the period:

Number of PSUs
Outstanding at January 1, 2016	1,255,919
Granted	997,863
Vested and issued	(154,242)

Outstanding at June 30, 2016	2,099,540

Restricted Shares

Restricted shares generally vest at the end of one year; however, 200,000 restricted shares granted during the year ended December 31, 2011 vested in equal amounts over a five-year period commencing in 2012.

For the three and six month periods ended June 30, 2016, the Company recognized an expense of $115 and $269, respectively, related to restricted shares (2015 – $132 and $261). As at June 30, 2016, the total remaining unrecognized compensation cost related to restricted shares amounted to approximately $333 which will be amortized over the remaining vesting periods.

The following table summarizes restricted share activity during the period:

Number of Restricted Shares
Outstanding at January 1, 2016	78,000
Granted	38,000
Vested and issued	(78,000)

Outstanding at June 30, 2016	38,000

FORM 10-Q

QUARTERLY REPORT - PAGE 11

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Note 7. Shareholders’ Equity (continued)

Retained Earnings

The following table summarizes the changes in retained earnings during the period:

Six Months Ended June 30, 2016
Retained earnings, January 1, 2016	$160,880
Net income	4,528
Cash dividends declared ($0.23 per common share)	(14,875)

Retained earnings, June 30, 2016	$150,533

Note 8. Net Income (Loss) Per Common Share

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income (loss)
Basic and diluted	$(4,241)	$16,412	$4,528	$30,046

Net income (loss) per common share
Basic	$(0.07)	$0.25	$0.07	$0.47
Diluted	$(0.07)	$0.25	$0.07	$0.46

Weighted average number of common shares outstanding:
Basic(1)	64,628,160	64,395,918	64,606,572	64,336,515
Effect of dilutive shares:
PSUs	—	329,943	348,339	335,729
Restricted shares	—	55,111	28,862	71,736

Diluted	64,628,160	64,780,972	64,983,773	64,743,980

(1)

For the three and six month periods ended June 30, 2016, the basic weighted average number of common shares outstanding excludes 38,000 restricted shares which have been issued, but have not vested as at June 30, 2016 (2015 – 78,000 restricted shares).

The calculation of diluted net income (loss) per common share does not assume the exercise of any instruments that would have an anti-dilutive effect on net income (loss) per common share. The following table summarizes the instruments excluded from the calculation of net income (loss) per common share because they were anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
PSUs	2,099,540	—	—	—
Restricted shares	38,000	—	—	—

FORM 10-Q

QUARTERLY REPORT - PAGE 12

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Note 9. Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss are as follows:

	Foreign Currency Translation Adjustment	Unrecognized Losses and Prior Service Costs Related to Defined Benefit Plan	Unrealized Gains (Losses) on Marketable Securities	Total
Balance December 31, 2015	$(156,223)	$(15,338)	$(13)	$(171,574)

Other comprehensive income (loss) before reclassifications	25,355	—	2	25,357
Amounts reclassified from accumulated other comprehensive income (loss)	—	579	—	579

Other comprehensive income (loss), net of taxes	25,355	579	2	25,936

Balance June 30, 2016	$(130,868)	$(14,759)	$(11)	$(145,638)

Note 10. Derivative Transactions

The Company is exposed to certain market risks relating to its ongoing business. The Company seeks to manage these risks through internal risk management policies as well as, from time to time, the use of derivatives. The derivatives are measured at fair value with changes in fair value immediately recognized in other income (expenses) in the Interim Consolidated Statement of Operations.

Interest Rate Swaps

During 2002, the Company entered into certain variable-to-fixed interest rate swaps in connection with the Stendal mill with respect to an aggregate maximum amount of approximately €612.6 million of the principal amount of the indebtedness under the Stendal mill’s senior project finance facility, which was settled in November 2014. Under the remaining interest rate swaps, the Company pays a fixed rate and receives a floating rate with the derivative payments being calculated on a notional amount. As at June 30, 2016, the contract has a fair value of €10.7 million ($11,780; 2015 – $16,913) of which €8.1 million ($8,882; 2015 – $10,380) is classified as current within accounts payable and other and €2.6 million ($2,898; 2015 – $6,533) is classified as a long-term liability in the Interim Consolidated Balance Sheet. The contract has an aggregate notional amount of €161.0 million, a fixed interest rate of 5.28% and matures in October 2017.

The Company has pledged as collateral cash in the amount of 67% of the fair value of the interest rate swaps up to €8.5 million to the derivative counterparty. The calculation to determine the collateral is performed semi-annually, with the final calculation in October 2017. As at June 30, 2016, the collateral was €7.1 million ($7,834; 2015 – $9,230). This cash has been classified as restricted cash in the Interim Consolidated Balance Sheet.

During the three and six month periods ended June 30, 2016 the Company recorded a loss on the interest rate swaps of $55 and $265, respectively (2015 – gain of $167 and loss of $357), in other income (expenses) in the Interim Statement of Operations.

The counterparty to the interest rate swaps is a bank that is a member of a banking syndicate that holds the Stendal €75.0 million revolving credit facility and the Company does not anticipate non-performance by the bank.

FORM 10-Q

QUARTERLY REPORT - PAGE 13

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Note 11. Fair Value Measurement and Disclosure

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

The fair value of the Senior Notes debt classified as Level 2 is determined using quoted prices in a dealer market, or using recent market transactions.

The following tables present a summary of the Company’s outstanding financial instruments and their estimated fair values under the fair value hierarchy:

	Fair value measurements as at June 30, 2016 using:
Description	Level 1	Level 2	Level 3	Total
Interest rate derivative liability	$—	$11,780	$—	$11,780
Senior Notes debt	—	629,270	—	629,270

	$—	$641,050	$—	$641,050

	Fair value measurements as at December 31, 2015 using:
Description	Level 1	Level 2	Level 3	Total
Interest rate derivative liability	$—	$16,913	$—	$16,913
Senior Notes debt	—	654,625	—	654,625

	$—	$671,538	$—	$671,538

Note 12. Commitments and Contingencies

(a)

The Company is involved in legal actions and claims arising in the ordinary course of business. While the outcome of any legal actions and claims cannot be predicted with certainty, it is the opinion of management that the outcome of any such claims which are pending or threatened, either individually or on a combined basis, will not have a material adverse effect on the consolidated financial condition, results of operations or liquidity of the Company.

(b)

In 2012, as a result of a regular tax field audit for the Stendal mill, German public authorities commenced a preliminary investigation into past managers of the mill relating to whether certain settlement amounts received by the Stendal mill in 2007, 2010 and 2011 from the main contractor under the contract for the construction of the Stendal mill should have reduced the assessment base for the original investment subsidies granted to the mill by German public authorities. In March 2016, the German public authorities closed its investigation of the past managers of the mill, with no action taken against them or the Company.

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

QUARTERLY REPORT - PAGE 14

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

Operating EBITDA has significant limitations as an analytical tool, and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are that Operating EBITDA does not reflect: (i) our cash expenditures, or future requirements, for capital expenditures or contractual commitments; (ii) changes in, or cash requirements for, working capital needs; (iii) the significant interest expense, or the cash requirements necessary to service interest or principal payments, on our outstanding debt; (iv) the impact of realized or marked to market changes in our derivative positions, which can be substantial; and (v) the impact of impairment charges against our investments or assets. Because of these limitations, Operating EBITDA should only be considered as a supplemental performance measure and should not be considered as a measure of liquidity or cash available to us to invest in the growth of our business. Because all companies do not calculate Operating EBITDA in the same manner, Operating EBITDA as calculated by us may differ from Operating EBITDA or EBITDA as calculated by other companies. We compensate for these limitations by using Operating EBITDA as a supplemental measure of our performance and by relying primarily on our GAAP financial statements.

FORM 10-Q

QUARTERLY REPORT - PAGE 15

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this document: (i) unless the context otherwise requires, references to “we”, “our”, “us”, the “Company” or “Mercer” mean Mercer International Inc. and its subsidiaries; (ii) references to “Mercer Inc.” mean the Company excluding its subsidiaries; (iii) information is provided as of June 30, 2016, unless otherwise stated; (iv) our reporting currency is dollars and references to “€” mean euros and “C$” mean Canadian dollars; (v) “ADMTs” refers to air-dried metric tonnes; and (vi) “MW” refers to megawatts and “MWh” refers to megawatt hours.

Results of Operations

General

We operate in the pulp business and our operations are located in Germany and Western Canada. Our mills have a current combined annual production capacity of approximately 1.5 million ADMTs of northern bleached softwood kraft pulp, referred to as “NBSK pulp”, and 305 MW of electrical generation.

The following discussion and analysis of our results of operations and financial condition for the three and six months ended June 30, 2016 should be read in conjunction with our interim consolidated financial statements and related notes included in this quarterly report, as well as our most recent annual report on Form 10-K for the fiscal year ended December 31, 2015 filed with the Securities and Exchange Commission, referred to as the “SEC”.

Current Market Environment

In the second quarter of 2016, pulp prices in Europe, China and North America increased modestly compared to the prior quarter of 2016 as a result of steady demand, relatively low supplier inventories and the impact of spring maintenance downtime. This resulted in our average pulp sales realizations being approximately 2% higher in the second quarter of 2016 compared to the prior quarter of 2016. At the end of the current quarter, list prices in Europe, China and North America were approximately $810, $630 and $1,000 per ADMT, respectively.

Currently, the NBSK pulp market is balanced with world producer inventories at about 28 days’ supply.

Looking forward, we currently expect steady pulp demand and pricing in the third quarter of 2016 in Europe and China, but with the possibility of some temporary weakness in spot pricing in China during the typically slow summer period.

Our current 2016 annual maintenance downtime schedule for our mills is:

2016 Quarter	Celgar	Rosenthal	Stendal
	(number of days)
Third	-	12	-
Fourth	-	-	12

FORM 10-Q

QUARTERLY REPORT - PAGE 16

Summary Financial Highlights

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands, other than per share amounts)
Pulp revenues	$198,055	$246,126	$428,684	$480,783
Energy and chemical revenues	$20,090	$20,810	$43,304	$43,700
Operating income	$16,777	$33,549	$44,877	$77,480
Operating EBITDA(1)	$34,739	$50,032	$80,058	$111,350
Foreign exchange (loss) gain on intercompany debt	$(272)	$2,198	$283	$(4,412)
Income tax provision	$(7,873)	$(5,927)	$(14,072)	$(15,192)
Net (loss) income	$(4,241)	$16,412	$4,528	$30,046
Net (loss) income per common share
Basic	$(0.07)	$0.25	$0.07	$0.47
Diluted	$(0.07)	$0.25	$0.07	$0.46
Common shares outstanding at period end	64,694	64,502	64,694	64,502
(1) The following table provides a reconciliation of net income (loss) to operating income and Operating EBITDA for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Net (loss) income	$(4,241)	$16,412	$4,528	$30,046
Income tax provision	7,873	5,927	14,072	15,192
Interest expense	12,736	13,476	25,927	27,360
Foreign exchange loss (gain) on intercompany debt	272	(2,198)	(283)	4,412
Other expenses (income)	137	(68)	633	470

Operating income	16,777	33,549	44,877	77,480
Add: Depreciation and amortization	17,962	16,483	35,181	33,870

Operating EBITDA	$34,739	$50,032	$80,058	$111,350

Selected Production, Sales and Other Data
	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Pulp production (‘000 ADMTs)	338.3	358.9	716.3	721.5
Annual maintenance downtime (‘000 ADMTs)	29.6	20.6	29.6	39.8
Annual maintenance downtime (days)	21	11	21	25
Pulp sales (‘000 ADMTs)	330.3	371.4	723.8	721.0
Average NBSK pulp list prices in Europe ($/ADMT)(1)	798	855	795	871
Average NBSK pulp list prices in China ($/ADMT)(1)	617	670	603	667
Average NBSK pulp list prices in North America ($/ADMT)(1)	980	980	962	988
Average pulp sales realizations ($/ADMT)(2)	592	657	586	661
Energy production (‘000 MWh)	431.5	450.3	907.1	905.4
Energy sales (‘000 MWh)	190.3	196.5	397.6	395.7
Average energy sales realizations ($/MWh)	86	89	90	92

Average Spot Currency Exchange Rates
$/ €(3)	1.1295	1.1069	1.1167	1.1155
$ / C$(3)	0.7762	0.8134	0.7535	0.8097

(1)	Source: RISI pricing report.
(2)	Sales realizations after discounts. Incorporates the effect of pulp price variations occurring between the order and shipment dates.
(3)	Average Federal Reserve Bank of New York Noon Buying Rates over the reporting period.

FORM 10-Q

QUARTERLY REPORT - PAGE 17

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

Total revenues for the three months ended June 30, 2016 decreased by approximately 18% to $218.1 million from $266.9 million in the same quarter of 2015, primarily due to lower pulp revenues.

Pulp revenues in the second quarter of 2016 decreased by approximately 20% to $198.1 million from $246.1 million in the same quarter of 2015, due to lower sales volumes resulting from lower production and lower pulp sales realizations.

In the second quarter of 2016, our German mills operated very well, but our Celgar mill had a number of challenges. Its annual maintenance downtime, initially scheduled for 12 days, was extended to 18 days (approximately 24,500 ADMTs) in order to effect additional work that was identified. After completion of such maintenance work, the mill restart was adversely affected by several unexpected factors, including mechanical failures and a disruption to the mill’s power supply. These factors collectively resulted in the mill not returning to normalized production for a period of approximately ten days. The aggregate effect of the maintenance downtime and slow restart of the mill was a reduction of approximately 37,900 ADMTs of pulp production and 15,000 MWh of surplus energy.

The maintenance downtime and slow restart of the Celgar mill also disrupted our pulp sales, as approximately 10,000 ADMTs that were scheduled to be shipped and sold in June were delayed to the third quarter of 2016.

Energy and chemical revenues decreased by approximately 3% to $20.1 million in the second quarter of 2016 from $20.8 million in the same quarter of 2015, primarily due to lower energy generation and sales volumes at our Celgar mill.

Pulp production decreased by approximately 6% to 338,265 ADMTs in the current quarter from 358,861 ADMTs in the same quarter of 2015. In the second quarter of 2016, we had an aggregate of 21 days (approximately 29,600 ADMTs) of annual maintenance downtime, of which 18 days was at our Celgar mill and three days (approximately 5,100 ADMTs) was at our Stendal mill. In the comparative quarter of 2015, we had 11 days (approximately 20,600 ADMTs) of annual maintenance downtime at our Stendal mill.

We estimate that annual maintenance downtime in the current quarter adversely impacted our Operating EBITDA by approximately $20.6 million, comprised of approximately $15.2 million in direct out-of-pocket expenses and the balance in reduced production. Many of our competitors that report their financial results using International Financial Reporting Standards (“IFRS”) capitalize their direct costs of maintenance downtime.

Pulp sales volumes decreased by approximately 11% to 330,318 ADMTs in the current quarter from 371,350 ADMTs in the same quarter of 2015, primarily due to lower production at our Celgar mill.

In the current quarter of 2016, list prices for NBSK pulp in Europe and China declined from the same quarter of 2015, largely as a result of the strong dollar and weakening hardwood prices impacting NBSK pulp prices. Average list prices for NBSK pulp in Europe were approximately $798 per ADMT in the second quarter of 2016, compared to approximately $855 per ADMT in the same quarter of 2015. Average list prices for NBSK pulp in China and North America were approximately $617 per ADMT and $980 per ADMT, respectively, in the second quarter of 2016, compared to approximately $670 per ADMT and $980 per ADMT, respectively, in the same quarter of 2015.

FORM 10-Q

QUARTERLY REPORT - PAGE 18

Average pulp sales realizations decreased by approximately 10% to $592 per ADMT in the second quarter of 2016 from approximately $657 per ADMT in the same quarter last year, primarily due to lower list prices.

Near the end of the current quarter, the dollar strengthened versus the euro and as at June 30, 2016 was approximately 3% higher, compared to March 31, 2016. This resulted in a positive impact on our dollar-denominated cash balances and receivables of $3.8 million.

Costs and expenses in the current quarter decreased by approximately 14% to $201.4 million from $233.4 million in the second quarter of 2015, primarily due to lower sales volumes, the reversal of an accrual for wastewater fees at our Rosenthal mill of $7.2 million and lower fiber prices, partially offset by higher annual maintenance costs. During the current quarter, regulatory authorities accepted that a capital project at the Rosenthal mill reduced wastewater discharges and, as a result, we reversed its accrual for wastewater fees that would otherwise have been payable.

In the second quarter of 2016, operating depreciation and amortization was $17.9 million, compared to $16.4 million in the same quarter of 2015.

Selling, general and administrative expenses decreased to $10.3 million in the second quarter of 2016 from $11.7 million in the same quarter of 2015.

Transportation costs decreased by approximately 25% to $15.0 million in the current quarter from $20.1 million in the same quarter of 2015 primarily due to lower shipments from our Celgar mill resulting from its maintenance downtime and slow restart.

On average, in the current quarter overall fiber prices decreased by approximately 3% from the same quarter of 2015, primarily as a result of a balanced wood market and strong sawmilling activity in both Germany and in the Celgar mill’s fiber basket. In the current quarter, in euro terms, average fiber prices in Germany were approximately 9% lower than the comparative quarter. In the current quarter, in Canadian dollar terms, average fiber prices for our Celgar mill were marginally lower than the comparative quarter.

In the second quarter of 2016, our operating income decreased by approximately 50% to $16.8 million from $33.5 million in the same quarter of 2015, primarily due to 10% lower pulp sales realizations, the net impact of lower sales volumes and higher annual maintenance costs, partially offset by the reversal of a $7.2 million wastewater fee accrual at our Rosenthal mill, lower fiber prices and the strengthening of the dollar versus the euro near the end of the quarter.

Interest expense in the current quarter decreased to $12.7 million from $13.5 million in the same quarter of 2015, primarily as a result of lower indebtedness.

As a result of the strengthening of the dollar versus the euro at the end of the second quarter of 2016, we recorded a non-cash loss on the foreign exchange translation of certain intercompany debt between Mercer Inc. and its wholly owned subsidiaries, which increased our net loss by $0.3 million.

FORM 10-Q

QUARTERLY REPORT - PAGE 19

During the second quarter of 2016, income tax expense increased to $7.9 million from $5.9 million in the same quarter of 2015 due to higher taxable income for our German mills.

For the second quarter of 2016, we had a net loss of $4.2 million, or $0.07 per basic and diluted share compared to net income of $16.4 million, or $0.25 per basic and diluted share, in the same quarter of 2015.

In the second quarter of 2016, Operating EBITDA decreased by approximately 31% to $34.7 million from $50.0 million in the same quarter of 2015, primarily as a result of lower pulp sales realizations, the net impact of lower sales volumes and higher annual maintenance costs, partially offset by the reversal of a wastewater fee accrual at our Rosenthal mill, lower fiber prices and the strengthening of the dollar versus the euro near the end of the quarter.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

Total revenues for the six months ended June 30, 2016 decreased by approximately 10% to $472.0 million from $524.5 million in the same period of 2015, primarily due to lower pulp revenues.

Pulp revenues in the first half of 2016 decreased by approximately 11% to $428.7 million from $480.8 million in the same period of 2015 due to lower pulp sales realizations.

Energy and chemical revenues remained essentially flat at $43.3 million in the first half of 2016 compared to $43.7 million in the same period of 2015.

Pulp production decreased marginally to 716,257 ADMTs in the first half of 2016 from 721,490 ADMTs in the same period of 2015. We had annual maintenance downtime of 21 days (approximately 29,600 ADMTs) in the first half of 2016, compared to 25 days (approximately 39,800 ADMTs) in the first half of 2015.

We estimate that such maintenance downtime in the first half of 2016 adversely impacted our Operating EBITDA by approximately $20.6 million, comprised of approximately $15.2 million in direct out-of-pocket expenses and the balance in reduced production. Many of our competitors that report their financial results using IFRS capitalize their direct costs of maintenance downtime.

Pulp sales volumes remained essentially flat at 723,779 ADMTs in the first half of 2016 compared to 721,041 ADMTs in the same period of 2015.

In the first half of 2016, list prices for NBSK pulp declined from the same period of 2015, largely as a result of the stronger dollar and weakening hardwood pulp prices impacting NBSK pulp prices. Average list prices for NBSK pulp in Europe were approximately $795 per ADMT in the first half of 2016, compared to approximately $871 per ADMT in the same period of 2015. Average list prices for NBSK pulp in China and North America were approximately $603 per ADMT and $962 per ADMT, respectively, in the first half of 2016, compared to approximately $667 per ADMT and $988 per ADMT, respectively, in the same period of 2015.

FORM 10-Q

QUARTERLY REPORT - PAGE 20

Average pulp sales realizations decreased by approximately 11% to $586 per ADMT in the first half of 2016 from approximately $661 per ADMT in the same period last year, primarily due to lower list prices.

In the first half of 2016, the dollar weakened and, as at June 30, 2016, was approximately 2% and 6% lower versus the euro and Canadian dollar, respectively, compared to December 31, 2015. This resulted in a negative impact on our dollar-denominated cash balances and receivables. On average, the dollar was stronger than the Canadian dollar during the first half of 2016, compared to the first half of 2015, which reduced our Canadian dollar-denominated expenses. The net impact of foreign exchange increased our Operating EBITDA in the six months ended June 30, 2016 by approximately $1.4 million compared to the same period of 2015.

Costs and expenses in the first half of 2016 decreased by approximately 4% to $427.1 million from $447.0 million in the first half of 2015, primarily due to lower fiber prices and the reversal of a $7.2 million wastewater fee accrual at our Rosenthal mill.

In the first half of 2016, operating depreciation and amortization was $34.9 million, compared to $33.7 million in the same period of 2015.

Selling, general and administrative expenses decreased to $22.1 million in the first half of 2016 from $23.1 million in the same period of 2015.

Transportation costs decreased by approximately 11% to $33.3 million in the first half of 2016 from $37.4 million in the same period of 2015 primarily due to lower sales shipments from our Celgar mill resulting from its maintenance downtime and slow restart.

On average, in the first half of 2016 overall fiber prices decreased by approximately 7% from the same period of 2015, primarily as a result of a balanced wood market in both Germany and the Celgar mill’s fiber basket. In the first half of 2016, in euro terms, average fiber prices in Germany were approximately 8% lower than the comparative period. In the first half of 2016, in Canadian dollar terms, average fiber prices for our Celgar mill were marginally lower than the comparative period.

In the first half of 2016, our operating income decreased by approximately 42% to $44.9 million from $77.5 million in the same period of 2015, primarily due to 11% lower pulp sales realizations, partially offset by lower fiber prices and the reversal of a wastewater fee accrual at our Rosenthal mill.

Interest expense in the first half of 2016 decreased to $25.9 million from $27.4 million in the same period of 2015, primarily as a result of lower indebtedness.

As a result of a weakening of the dollar versus the Canadian dollar in the first half of 2016, we recorded a non-cash gain on the foreign exchange translation of certain intercompany debt between Mercer Inc. and its wholly owned subsidiaries, which increased our net income by $0.3 million.

In the first half of 2016, we had a loss of $0.5 million due to the write-off of deferred financing costs associated with our repurchase and cancellation of $23.0 million of our 2019 Senior Notes.

FORM 10-Q

QUARTERLY REPORT - PAGE 21

During the first half of 2016, income tax expense decreased to $14.1 million from $15.2 million in the same period of 2015 due to lower taxable income for our German mills.

For the first half of 2016, we reported net income of $4.5 million, or $0.07 per basic and diluted share compared to net income of $30.0 million, or $0.47 per basic and $0.46 per diluted share, in the same period of 2015.

In the first half of 2016, Operating EBITDA decreased by approximately 28% to $80.1 million from $111.4 million in the same period of 2015, primarily as a result of lower pulp sales realizations, partially offset by lower fiber prices and the reversal of a wastewater fee accrual.

Liquidity and Capital Resources

Summary of Cash Flows

	Six Months Ended June 30,
	2016	2015
	(in thousands)
Net cash provided by operating activities	$74,743	$70,279
Net cash used in investing activities	(19,009)	(20,364)
Net cash used in financing activities	(44,787)	(8,876)
Effect of exchange rate on changes in cash and cash equivalents	2,075	(3,344)

Net increase in cash and cash equivalents	$13,022	$37,695

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

Cash provided by operating activities was $74.7 million in the six months ended June 30, 2016 and $70.3 million in the comparative period of 2015. A decrease in accounts receivable provided cash of $12.5 million in the six months ended June 30, 2016, compared to an increase in accounts receivable using cash of $22.7 million in the same period of 2015. A decrease in accounts payable and accrued expenses excluding non-cash items used cash of $0.1 million in the first half of 2016, compared to an increase in accounts payable and accrued expenses providing cash of $18.1 million in the same period of 2015. A decrease in inventories provided cash of $11.0 million in the first half of 2016, compared to an increase in inventories using cash of $5.6 million in the comparative period of 2015.

Cash Flows from Investing Activities. Investing activities in the six months ended June 30, 2016 used cash of $19.0 million, primarily related to capital expenditures of $20.4 million, partially offset by a decrease in restricted cash of $1.6 million. In the first half of 2016, capital expenditures primarily related to new wood harvesting equipment and a logistics and reload facility for our Celgar mill, a rail acceptance system for logs and lime kiln retrofit at our Rosenthal mill and various other smaller projects. In the same period of 2015, investing activities used cash of $20.4 million.

FORM 10-Q

QUARTERLY REPORT - PAGE 22

Cash Flows from Financing Activities. In the first half of 2016, financing activities used cash of $44.8 million, including $23.1 million to repurchase and cancel $23.0 million of our 2019 Senior Notes, $14.9 million for the payment of dividends and $5.9 million for a scheduled payment in respect of our interest rate derivative. In the same period of 2015, financing activities used cash of $8.9 million.

Balance Sheet Data

The following table is a summary of selected financial information as at the dates indicated:

	June 30, 2016	December 31, 2015
	(in thousands)
Financial Position
Cash and cash equivalents	$112,651	$99,629
Total current assets	$385,764	$388,811
Total current liabilities	$104,528	$104,421
Working capital	$281,236	$284,390

Total assets	$1,180,269	$1,182,817
Debt	$616,492	$638,043
Total liabilities	$780,049	$799,841
Total equity	$400,220	$382,976

As a result of the weakening of the dollar versus the euro and the Canadian dollar as at June 30, 2016, we recorded a non-cash increase in the carrying value of our net assets, consisting primarily of our fixed assets, denominated in euros and Canadian dollars. This non-cash increase of approximately $25.4 million does not affect our net income (loss), Operating EBITDA or cash flows but is reflected in our other comprehensive income (loss) and as an increase to our total equity.

Sources and Uses of Funds

Our principal sources of funds are cash flows from operations, cash and cash equivalents on hand and our revolving credit facilities. Our principal uses of funds consist of operating expenses, capital expenditures and semi-annual interest payments on our outstanding 7.0% Senior Notes due 2019 and 7.75% Senior Notes due 2022.

The following table sets out our total capital expenditures and interest expense for the periods indicated:

	Six Months Ended June 30,
	2016	2015
	(in thousands)
Capital expenditures	$20,415	$18,771
Cash paid for interest(1)	$24,635	$25,905
Interest expense(2)	$25,927	$27,360

(1)	Amounts differ from interest expense which includes non-cash items. See supplemental disclosure of cash flow information from our Interim Consolidated Statement of Cash Flows included in this report.
(2)	Interest on our 2019 Senior Notes and 2022 Senior Notes is paid semi-annually in June and December of each year.

FORM 10-Q

QUARTERLY REPORT - PAGE 23

In the first half of 2016, we expended $23.1 million to repurchase and cancel $23.0 million of our 2019 Senior Notes and $14.9 million to pay two quarterly dividends of $0.115 per common share each on January 5, 2016 and April 5, 2016, respectively.

As at June 30, 2016, our cash and cash equivalents had increased to $112.7 million from $99.6 million at the end of 2015 and our working capital had decreased marginally to $281.2 million from $284.4 million at the end of 2015.

As at June 30, 2016, we had approximately $137.7 million available under our revolving credit facilities.

As at June 30, 2016, we had no material commitments to acquire assets or operating businesses.

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

As at June 30, 2016, we were in full compliance with all of the covenants of our indebtedness.

Off-Balance Sheet Arrangements

At June 30, 2016, we did not have any off-balance sheet arrangements (as defined in Item 303(a)(4)(ii) of Regulation S-K).

Contractual Obligations and Commitments

There were no material changes outside the ordinary course to any of our material contractual obligations during the six months ended June 30, 2016.

FORM 10-Q

QUARTERLY REPORT - PAGE 24

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

As a result of the weakening of the dollar versus the euro and Canadian dollar as at June 30, 2016, we recorded a non-cash increase of $25.4 million in the carrying value of our net assets, consisting primarily of our fixed assets, denominated in euros and Canadian dollars. As a result, our accumulated other comprehensive loss decreased to $145.6 million.

Based upon the exchange rate as at June 30, 2016, the dollar has weakened by approximately 2% and 6% in value against the euro and the Canadian dollar, respectively, since December 31, 2015. See “Quantitative and Qualitative Disclosures about Market Risk”.

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

Our significant accounting policies are disclosed in Note 1 to our audited annual financial statements included in our annual report on Form 10-K for the fiscal year ended December 31, 2015. While all of the significant accounting policies are important to the consolidated financial statements, some of these policies may be viewed as having a high degree of judgment. On an ongoing basis using currently available information, management reviews its estimates, including those related to accounting for, among other things, pension and other post-retirement benefit obligations, deferred income taxes (valuation allowance and permanent reinvestment), depreciation and amortization, future cash flows associated with impairment testing for long-lived assets, legal liabilities and contingencies. Actual results could differ materially from these estimates, and changes in these estimates are recorded when known.

We have identified certain accounting policies that are the most important to the portrayal of our current financial condition and results of operations.

For information about both our significant and critical accounting policies, see our annual report on Form 10-K for the fiscal year ended December 31, 2015.

FORM 10-Q

QUARTERLY REPORT - PAGE 25

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

QUARTERLY REPORT - PAGE 26

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

QUARTERLY REPORT - PAGE 27

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

Costs

Our production costs are influenced by the availability and cost of raw materials, energy and labor, and our plant efficiencies and productivity. Our main raw material is fiber in the form of wood chips and pulp logs. Wood chip and pulp log costs are primarily affected by the supply of, and demand for, lumber and pulp, which are both highly cyclical. Over the last three years, the demand and competition for fiber has also been impacted by renewable energy producers in Germany, particularly by wood pellet producers. Higher fiber prices could affect producer profit margins if they are unable to pass along price increases to pulp customers or purchasers of surplus energy.

FORM 10-Q

QUARTERLY REPORT - PAGE 28

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

QUARTERLY REPORT - PAGE 29

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

During the first half of 2016, we recorded a derivative loss of approximately $0.3 million on our outstanding interest rate derivative, compared to a derivative loss of approximately $0.4 million in the same period of 2015.

FORM 10-Q

QUARTERLY REPORT - PAGE 30

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

QUARTERLY REPORT - PAGE 31

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are subject to routine litigation incidental to our business, including that which is described in our latest annual report on Form 10-K for the fiscal year ended December 31, 2015. We do not believe that the outcome of such litigation will have a material adverse effect on our business or financial condition.

ITEM 1A.	RISK FACTORS

As of June 30, 2016, there have been no material changes to the factors disclosed in Item 1A. Risk Factors in our latest annual report on Form 10-K for the fiscal year ended December 31, 2015.

ITEM 2.	UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

None.

FORM 10-Q

QUARTERLY REPORT - PAGE 32

ITEM 6.	EXHIBITS

Exhibit No.	Description

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1*	Section 906 Certification of Chief Executive Officer

32.2*	Section 906 Certification of Chief Financial Officer

101

The following financial statements from the Company’s Form 10-Q for the fiscal period ended June 30, 2016, formatted in XBRL: (i) Interim Consolidated Statements of Operations; (ii) Interim Consolidated Statements of Comprehensive Income (Loss); (iii) Interim Consolidated Balance Sheets; (iv) Interim Consolidated Statements of Cash Flows; and (v) Notes to Interim Consolidated Financial Statements.

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

Date: July 28, 2016

FORM 10-Q

QUARTERLY REPORT - PAGE 34