Form 10-Q
period 2016-09-30
MERCER INTERNATIONAL INC.
filed 2016-10-27
CIK 1333274

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  [ X ]                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

The Registrant had 64,694,138 shares of common stock outstanding as at October 26, 2016.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

MERCER INTERNATIONAL INC.

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016

(Unaudited)

FORM 10-Q

QUARTERLY REPORT - PAGE 2

MERCER INTERNATIONAL INC.

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands of U.S. dollars, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues
Pulp	$ 215,835	$ 249,141	$ 644,519	$ 729,924
Energy and chemicals	22,106	21,752	65,410	65,452

	237,941	270,893	709,929	795,376
Costs and expenses
Operating costs, excluding depreciation and amortization	180,124	197,506	550,293	587,747
Operating depreciation and amortization	17,923	16,890	52,810	50,587
Selling, general and administrative expenses	10,073	12,465	32,128	35,530

Operating income	29,821	44,032	74,698	121,512

Other income (expenses)
Interest expense	(12,791)	(13,275)	(38,718)	(40,635)
Foreign exchange gain (loss) on intercompany debt	21	(20)	304	(4,432)
Other expenses	(16)	(398)	(649)	(868)

Total other expenses	(12,786)	(13,693)	(39,063)	(45,935)

Income before provision for income taxes	17,035	30,339	35,635	75,577

Current income tax provision (Note 6)	(1,766)	(2,789)	(6,891)	(9,290)
Deferred income tax provision (Note 6)	(3,343)	(3,790)	(12,290)	(12,481)

Net income	$ 11,926	$ 23,760	$ 16,454	$ 53,806

Net income per common share (Note 8)
Basic	$ 0.18	$ 0.37	$ 0.25	$ 0.84
Diluted	$ 0.18	$ 0.37	$ 0.25	$ 0.83

Cash dividends declared per common share (Note 7)	$ 0.115	$ 0.115	$ 0.345	$ 0.115
INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited) (In thousands of U.S. dollars)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income	$ 11,926	$ 23,760	$ 16,454	$ 53,806
Other comprehensive income (loss), net of taxes
Foreign currency translation adjustment (net of tax effect of $nil in all periods)	13,355	(14,106)	38,710	(94,866)
Change in unrecognized losses and prior service costs related to defined benefit plan (net of tax effect of $nil in all periods)	291	273	870	732
Change in unrealized gains/losses on marketable securities (net of tax effect of $nil in all periods)	(6)	(34)	(4)	(112)

Other comprehensive income (loss), net of taxes	13,640	(13,867)	39,576	(94,246)

Comprehensive income (loss)	$ 25,566	$ 9,893	$ 56,030	$ (40,440)

The accompanying notes are an integral part of these interim consolidated financial statements.

FORM 10-Q

QUARTERLY REPORT - PAGE 3

MERCER INTERNATIONAL INC.

INTERIM CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

	September 30,	December 31,
	2016	2015
ASSETS
Current assets
Cash and cash equivalents	$ 141,401	$ 99,629
Restricted cash (Note 10)	7,979	9,230
Accounts receivable	130,760	134,254
Inventories (Note 2)	143,623	141,001
Prepaid expenses and other	5,601	4,697

Total current assets	429,364	388,811

Property, plant and equipment, net	779,606	762,391
Intangible and other assets	7,922	8,461
Deferred income tax	16,519	23,154

Total assets	$ 1,233,411	$ 1,182,817

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and other (Note 3)	$ 118,193	$ 103,450
Pension and other post-retirement benefit obligations (Note 5)	1,025	971

Total current liabilities	119,218	104,421

Debt (Note 4)	624,642	638,043
Interest rate derivative liability (Note 10)	2,957	6,533
Pension and other post-retirement benefit obligations (Note 5)	26,161	25,374
Capital leases and other	22,555	12,299
Deferred income tax	18,560	13,171

Total liabilities	814,093	799,841

Shareholders’ equity
Common shares $1 par value; 200,000,000 authorized; 64,694,000 issued and outstanding (2015 – 64,502,000)	64,656	64,424
Additional paid-in capital	331,641	329,246
Retained earnings (Note 7)	155,019	160,880
Accumulated other comprehensive loss (Note 9)	(131,998)	(171,574)

Total shareholders’ equity	419,318	382,976

Total liabilities and shareholders’ equity	$ 1,233,411	$ 1,182,817

Commitments and contingencies (Note 12)
Subsequent event (Note 7)

The accompanying notes are an integral part of these interim consolidated financial statements.

FORM 10-Q

QUARTERLY REPORT - PAGE 4

MERCER INTERNATIONAL INC.

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands of U.S. dollars)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Cash flows from (used in) operating activities
Net income	$ 11,926	$ 23,760	$ 16,454	$ 53,806
Adjustments to reconcile net income to cash flows from operating activities
Depreciation and amortization	18,031	17,086	53,212	50,956
Deferred income taxes	3,343	3,790	12,290	12,481
Foreign exchange (gain) loss on intercompany debt	(21)	20	(304)	4,432
Defined benefit pension plan and other post-retirement benefit plan expense	446	533	1,320	1,627
Stock compensation expense	972	427	2,627	1,785
Other	1,598	1,109	2,857	2,377
Defined benefit pension plan and other post-retirement benefit plan contributions	(421)	(431)	(1,305)	(1,344)
Changes in working capital
Accounts receivable	(3,533)	10,623	8,968	(12,059)
Inventories	(7,695)	(2,054)	3,293	(7,702)
Accounts payable and accrued expenses	11,980	18,522	11,877	36,593
Other	(190)	(1,695)	(110)	(983)

Net cash from (used in) operating activities	36,436	71,690	111,179	141,969

Cash flows from (used in) investing activities
Purchase of property, plant and equipment	(8,562)	(9,413)	(28,977)	(28,184)
Purchase of intangible assets	(208)	(1,005)	(1,144)	(2,895)
Decrease in restricted cash	—	—	1,595	—
Other	(678)	27	69	324

Net cash from (used in) investing activities	(9,448)	(10,391)	(28,457)	(30,755)

Cash flows from (used in) financing activities
Repurchase of notes and repayment of debt	—	—	(23,079)	(10,763)
Dividend payments	(7,440)	—	(22,293)	—
Proceeds from (repayment of) revolving credit facilities, net	7,662	(12,881)	7,662	(3,358)
Payment of interest rate derivative liability	—	—	(5,852)	(7,015)
Other	420	(578)	(583)	(1,199)

Net cash from (used in) financing activities	642	(13,459)	(44,145)	(22,335)

Effect of exchange rate changes on cash and cash equivalents	1,120	(1,419)	3,195	(4,763)

Net increase in cash and cash equivalents	28,750	46,421	41,772	84,116
Cash and cash equivalents, beginning of period	112,651	90,867	99,629	53,172

Cash and cash equivalents, end of period	$ 141,401	$ 137,288	$ 141,401	$ 137,288

Supplemental cash flow disclosure
Cash paid for interest	$ 1,396	$ 1,138	$ 26,031	$ 27,043
Cash paid for income taxes	$ 2,954	$ 412	$ 12,265	$ 1,227

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

In August 2016, the Financial Accounting Standards Board issued Accounting Standards Update 2016-15, Statement of Cash Flows (“ASU 2016-15”) which is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. This update is effective for financial statements issued for fiscal years beginning after December 15, 2017, with early adoption permitted. The Company is currently assessing the impact, if any, the adoption of ASU 2016-15 will have on its consolidated financial statements.

Note 2. Inventories

	September 30,	December 31,
	2016	2015
Raw materials	$ 58,203	$ 57,592
Finished goods	33,377	36,829
Spare parts and other	52,043	46,580

	$ 143,623	$ 141,001

Note 3. Accounts Payable and Other

	September 30,	December 31,
	2016	2015
Trade payables	$ 27,274	$ 20,637
Accrued expenses	53,849	55,648
Accrued interest payable	15,706	4,050
Interest rate derivative liability, current portion (Note 10)	9,028	10,380
Dividend payable (Note 7)	7,440	7,418
Other	4,896	5,317

	$ 118,193	$ 103,450

Note 4. Debt

	September 30,	December 31,
	2016	2015
2019 Senior Notes, unsecured, $227,000 face value (a)	$ 223,835	$ 245,689
2022 Senior Notes, unsecured, $400,000 face value (a)	393,183	392,354
Revolving credit facilities
€75.0 million (b)	—	—
C$40.0 million (c)	7,624	—
€25.0 million (d)	—	—
€5.0 million (e)	—	—

	$ 624,642	$ 638,043

FORM 10-Q

QUARTERLY REPORT - PAGE 7

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Note 4. Debt (continued)

As at September 30, 2016, the maturities of the principal portion of debt are as follows:

2016	$ —
2017	—
2018	—
2019	234,624
2020	—
Thereafter	400,000

$ 634,624

Certain of the Company’s debt instruments were issued under agreements which, among other things, may limit its ability and the ability of its subsidiaries to make certain payments, including dividends. These limitations are subject to specific exceptions. As at September 30, 2016, the Company is in compliance with the terms of its debt agreements.

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

In March 2016, the Company purchased $23,000 in aggregate principal amount of its 2019 Senior Notes. In connection with this purchase the Company recorded a loss on extinguishment of debt of $454 in other expenses in the Interim Consolidated Statement of Operations which included the write-off of certain unamortized debt issuance costs.

(b)

A €75.0 million revolving credit facility at the Stendal mill that matures in October 2019. Borrowings under the facility are collateralized by the mill’s inventory and accounts receivable and bear interest at Euribor plus 3.50%. As at September 30, 2016, approximately €75.0 million ($84,285) was available.

(c)

A C$40.0 million revolving credit facility at the Celgar mill that matures in May 2019. Borrowings under the facility are collateralized by the mill’s inventory and accounts receivable and are restricted by a borrowing base calculated on the mill’s inventory and accounts receivable. Canadian dollar denominated amounts bear interest at bankers acceptance plus 1.50% or Canadian prime. U.S. dollar denominated amounts bear interest at LIBOR plus 1.50% or U.S. base. As at September 30, 2016, approximately C$10.0 million ($7,624) was drawn and accruing interest at a rate of 2.38%, approximately C$1.7 million ($1,295) was supporting letters of credit and approximately C$28.3 million ($21,576) was available.

FORM 10-Q

QUARTERLY REPORT - PAGE 8

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Note 4. Debt (continued)

(d)

A €25.0 million revolving credit facility at the Rosenthal mill that matures in October 2019. Borrowings under the facility are collateralized by the mill’s inventory and accounts receivable and bear interest at Euribor plus 2.95%. As at September 30, 2016, approximately €3.1 million ($3,440) of this facility was supporting bank guarantees leaving approximately €21.9 million ($24,655) available.

(e)

A €5.0 million revolving credit facility at the Rosenthal mill that matures in December 2018. Borrowings under this facility bear interest at the rate of the three-month Euribor plus 2.50% and are secured by certain land at the Rosenthal mill. As at September 30, 2016, approximately €3.2 million ($3,577) of this facility was supporting bank guarantees leaving approximately €1.8 million ($2,042) available.

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

The components of the net periodic benefit costs relating to the Celgar Defined Benefit Plans for the three and nine month periods ended September 30, 2016 and 2015 were as follows:

	Three Months Ended September 30,
	2016		2015
	Pension	Other Post- Retirement Benefits	Pension	Other Post- Retirement Benefits
Service cost	$ 23	$ 122	$ 29	$ 194
Interest cost	259	240	304	233
Expected return on plan assets	(489)	—	(500)	—
Amortization of unrecognized items	335	(44)	271	2

Net periodic benefit cost	$ 128	$ 318	$ 104	$ 429

	Nine Months Ended September 30,
	2016		2015
	Pension	Other Post- Retirement Benefits	Pension	Other Post- Retirement Benefits
Service cost	$ 68	$ 363	$ 92	$ 607
Interest cost	756	711	1,028	731
Expected return on plan assets	(1,448)	—	(1,563)	—
Amortization of unrecognized items	1,002	(132)	726	6

Net periodic benefit cost	$ 378	$ 942	$ 283	$ 1,344

FORM 10-Q

QUARTERLY REPORT - PAGE 9

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Note 5. Pension and Other Post-Retirement Benefit Obligations (continued)

Defined Contribution Plan

Effective December 31, 2008, the Celgar Defined Benefit Plans were closed to new members. In addition, the defined benefit service accrual ceased on December 31, 2008, and members began to receive pension benefits, at a fixed contractual rate, under a new defined contribution plan effective January 1, 2009. During the three and nine month periods ended September 30, 2016, the Company made contributions of $200 and $509, respectively (2015 – $173 and $521), to this plan.

Multiemployer Plan

The Company participates in a multiemployer plan for the hourly-paid employees at the Celgar mill. The contributions to the plan are determined based on a percentage of pensionable earnings pursuant to a collective bargaining agreement. The Company has no current or future contribution obligations in excess of the contractual contributions. Contributions during the three and nine month periods ended September 30, 2016 totaled $384 and $1,167, respectively (2015 – $399 and $1,249).

Note 6. Income Taxes

The income tax provision attributable to income before provision for income taxes in the Interim Consolidated Statement of Operations differs from the amounts computed by applying the U.S. Federal statutory income tax rate of 35% for the three and nine month periods ended September 30, 2016 and 2015 as a result of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
U.S. Federal statutory rate	35%	35%	35%	35%

U.S. Federal statutory rate on income before income taxes	$ (5,962)	$ (10,619)	$ (12,472)	$ (26,452)
Tax differential on foreign income	1,719	2,706	3,353	6,631
Effect of foreign earnings	1,750	—	(1,750)	(5,290)
Valuation allowance	(4,134)	(2,884)	(13,876)	(9,285)
Tax benefit of partnership structure	1,304	1,313	3,867	3,905
Non-taxable foreign subsidies	575	573	1,693	1,718
True-up of prior year taxes	(78)	1,421	(138)	6,024
Other	(283)	911	142	978

	$ (5,109)	$ (6,579)	$ (19,181)	$ (21,771)

Comprised of:
Current	$ (1,766)	$ (2,789)	$ (6,891)	$ (9,290)
Deferred	(3,343)	(3,790)	(12,290)	(12,481)

	$ (5,109)	$ (6,579)	$ (19,181)	$ (21,771)

For the three and nine month periods ended September 30, 2016, the Company recorded an increase in its valuation allowance of $4,134 and $13,876 respectively (2015 – $2,884 and $9,285), related to its U.S. and Canadian entities where a full valuation allowance was recognized against net deferred income tax assets.

FORM 10-Q

QUARTERLY REPORT - PAGE 10

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Note 7. Shareholders’ Equity

Dividends

During the nine month period ended September 30, 2016, the Company’s Board of Directors declared the following quarterly dividends:

Date Declared	Dividend Per Common Share	Amount
February 11, 2016	$ 0.115	$ 7,435
April 28, 2016	0.115	7,440
July 28, 2016	0.115	7,440

	$ 0.345	$ 22,315

Dividends are paid in the quarter subsequent to the quarter in which they were declared.

In October 2016, the Company’s Board of Directors declared a quarterly dividend of $0.115 per common share. Payment of the dividend will be made on January 4, 2017 to all shareholders of record on December 22, 2016. Future dividends are subject to approval by the Board of Directors and may be adjusted as business and industry conditions warrant.

Stock Based Compensation

In June 2010, the Company adopted a stock incentive plan (the “2010 Plan”) which provides for options, restricted stock rights, restricted shares, performance shares, performance share units (“PSUs”) and stock appreciation rights to be awarded to employees, consultants and non-employee directors. During the nine months ended September 30, 2016, there were no issued and outstanding stock options, restricted stock rights, performance shares or stock appreciation rights. As at September 30, 2016, after factoring in all allocated shares, there remain approximately 1,013,112 common shares available for grant.

PSUs

PSUs comprise rights to receive common shares at a future date that are contingent on the Company and the grantee achieving certain performance objectives. The performance objective period is generally three years.

For the three and nine month periods ended September 30, 2016, the Company recognized an expense of $882 and $2,268, respectively, related to PSUs (2015 – $262 and $1,359).

The following table summarizes PSU activity during the period:

Number of PSUs
Outstanding at January 1, 2016	1,255,919
Granted	997,863
Vested and issued	(154,242)

Outstanding at September 30, 2016	2,099,540

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

For the three and nine month periods ended September 30, 2016, the Company recognized an expense of $90 and $359, respectively, related to restricted shares (2015 – $165 and $426). As at September 30, 2016, the total remaining unrecognized compensation cost related to restricted shares amounted to approximately $243 which will be amortized over the remaining vesting periods.

The following table summarizes restricted share activity during the period:

Number of Restricted Shares
Outstanding at January 1, 2016	78,000
Granted	38,000
Vested and issued	(78,000)

Outstanding at September 30, 2016	38,000

Retained Earnings

The following table summarizes the changes in retained earnings during the period:

Nine Months Ended September 30, 2016
Retained earnings at January 1, 2016	$ 160,880
Net income	16,454
Cash dividends declared ($0.345 per common share)	(22,315)

Retained earnings at September 30, 2016	$ 155,019

Note 8. Net Income Per Common Share

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income
Basic and diluted	$ 11,926	$ 23,760	$ 16,454	$ 53,806

Net income per common share
Basic	$ 0.18	$ 0.37	$ 0.25	$ 0.84
Diluted	$ 0.18	$ 0.37	$ 0.25	$ 0.83

Weighted average number of common shares outstanding:
Basic(1)	64,656,138	64,423,896	64,623,215	64,365,962
Effect of dilutive shares:
PSUs	495,663	330,353	397,447	333,937
Restricted shares	3,353	36,260	20,359	59,911
Stock options	—	—	—	5,136

Diluted	65,155,154	64,790,509	65,041,021	64,764,946

(1)

For the three and nine month periods ended September 30, 2016, the basic weighted average number of common shares outstanding excludes 38,000 restricted shares which have been issued, but have not vested as at September 30, 2016 (2015 – 78,000 restricted shares).

FORM 10-Q

QUARTERLY REPORT - PAGE 12

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Note 8. Net Income Per Common Share (continued)

The calculation of diluted net income per common share does not assume the exercise of any instruments that would have an anti-dilutive effect on net income per common share. There were no anti-dilutive instruments for the three and nine months ended September 30, 2016 and 2015.

Note 9. Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss are as follows:

	Foreign Currency Translation Adjustment	Unrecognized Losses and Prior Service Costs Related to Defined Benefit Plan	Unrealized Gains (Losses) on Marketable Securities	Total
Balance at January 1, 2016	$ (156,223)	$ (15,338)	$ (13)	$ (171,574)

Other comprehensive income (loss) before reclassifications	38,710	—	(4)	38,706
Amounts reclassified from accumulated other comprehensive loss	—	870	—	870

Other comprehensive income (loss), net of taxes	38,710	870	(4)	39,576

Balance at September 30, 2016	$ (117,513)	$ (14,468)	$ (17)	$ (131,998)

Note 10. Derivative Transactions

The Company is exposed to certain market risks relating to its ongoing business. The Company seeks to manage these risks through internal risk management policies as well as, from time to time, the use of derivatives. The derivatives are measured at fair value with changes in fair value immediately recognized in other expenses in the Interim Consolidated Statement of Operations.

Interest Rate Swaps

During 2002, the Company entered into certain variable-to-fixed interest rate swaps in connection with the Stendal mill with respect to an aggregate maximum amount of approximately €612.6 million of the principal amount of the indebtedness under the Stendal mill’s senior project finance facility, which was settled in November 2014. Under the remaining interest rate swaps, the Company pays a fixed rate and receives a floating rate with the derivative payments being calculated on a notional amount. As at September 30, 2016, the contract has a fair value of €10.7 million ($11,985; 2015 – $16,913) of which €8.0 million ($9,028; 2015 – $10,380) is classified as current within accounts payable and other and €2.7 million ($2,957; 2015 – $6,533) is classified as a long-term liability in the Interim Consolidated Balance Sheet. The contract has an aggregate notional amount of €161.0 million, a fixed interest rate of 5.28% and matures in October 2017.

The Company has pledged as collateral cash in the amount of 67% of the fair value of the interest rate swaps up to €8.5 million to the derivative counterparty. The calculation to determine the collateral is performed semi-annually, with the final calculation in October 2017. As at September 30, 2016, the collateral was €7.1 million ($7,979; 2015 – $9,230). This cash has been classified as restricted cash in the Interim Consolidated Balance Sheet.

During the three and nine month periods ended September 30, 2016 the Company recorded a gain on the interest rate swaps of $13 and a loss of $252, respectively (2015 – loss of $342 and $699), in other expenses in the Interim Statement of Operations.

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

The fair value of the Senior Notes classified as Level 2 is determined using quoted prices in a dealer market, or using recent market transactions. The fair value of the revolving credit facilities classified as Level 2 reflects recent market transactions.

The following tables present a summary of the Company’s outstanding financial instruments and their estimated fair values under the fair value hierarchy:

	Fair value measurements as at September 30, 2016 using:
Description	Level 1	Level 2	Level 3	Total
Interest rate derivative liability	$ —	$ 11,985	$ —	$ 11,985
Debt
Senior Notes	—	658,161	—	658,161
Revolving credit facilities	—	7,624	—	7,624

	$ —	$ 677,770	$ —	$ 677,770

	Fair value measurements as at December 31, 2015 using:
Description	Level 1	Level 2	Level 3	Total
Interest rate derivative liability	$ —	$ 16,913	$ —	$ 16,913
Debt
Senior Notes	—	654,625	—	654,625

	$ —	$ 671,538	$ —	$ 671,538

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

In this document: (i) unless the context otherwise requires, references to “we”, “our”, “us”, the “Company” or “Mercer” mean Mercer International Inc. and its subsidiaries; (ii) references to “Mercer Inc.” mean the Company excluding its subsidiaries; (iii) information is provided as of September 30, 2016, unless otherwise stated; (iv) our reporting currency is dollars and references to “€” mean euros and “C$” mean Canadian dollars; (v) “ADMTs” refers to air-dried metric tonnes; and (vi) “MW” refers to megawatts and “MWh” refers to megawatt hours.

Results of Operations

General

We operate in the pulp business and our operations are located in Germany and Western Canada. Our mills have a current combined annual production capacity of approximately 1.5 million ADMTs of northern bleached softwood kraft pulp, referred to as “NBSK pulp”, and 305 MW of electrical generation.

The following discussion and analysis of our results of operations and financial condition for the three and nine months ended September 30, 2016 should be read in conjunction with our interim consolidated financial statements and related notes included in this quarterly report, as well as our most recent annual report on Form 10-K for the fiscal year ended December 31, 2015 filed with the Securities and Exchange Commission, referred to as the “SEC”.

Current Market Environment

In 2016 to date, a generally overall strong dollar has benefited our costs and expenses as they are primarily incurred in euros and Canadian dollars. However, overall dollar strength tends to increase costs to our customers primarily in Europe and China and pressure pulp prices.

In the third quarter of 2016, pulp prices in Europe and North America were marginally higher than the prior quarter while prices in China decreased by about 4% compared to the prior quarter of 2016 due to the seasonal summer slowdown. As a result, our average pulp sales realizations were largely unchanged from the prior quarter of 2016.

At the end of the current quarter, list prices in Europe, China and North America were approximately $810, $590 and $995 per ADMT, respectively. Currently, the NBSK pulp market is generally balanced with world producer inventories at about 30 days’ supply. Looking forward, we currently expect overall steady pulp demand and stable pricing in the fourth quarter of 2016 in Europe and China.

In the last quarter of 2016, our only scheduled annual maintenance downtime is 12 days at our Stendal mill.

FORM 10-Q

QUARTERLY REPORT - PAGE 16

Summary Financial Highlights

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands, other than per share amounts)
Pulp revenues	$215,835	$249,141	$644,519	$ 729,924
Energy and chemical revenues	$22,106	$21,752	$65,410	$ 65,452
Operating income	$29,821	$44,032	$74,698	$ 121,512
Operating EBITDA(1)	$47,852	$61,118	$127,910	$ 172,468
Foreign exchange gain (loss) on intercompany debt	$21	$(20)	$304	$ (4,432)
Income tax provision	$(5,109)	$(6,579)	$(19,181)	$ (21,771)
Net income	$11,926	$23,760	$16,454	$ 53,806
Net income per common share
Basic	$0.18	$0.37	$0.25	$ 0.84
Diluted	$0.18	$0.37	$0.25	$ 0.83
Common shares outstanding at period end	64,694	64,502	64,694	64,502
(1) The following table provides a reconciliation of net income to operating income and Operating EBITDA for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Net income	$11,926	$23,760	$16,454	$ 53,806
Income tax provision	5,109	6,579	19,181	21,771
Interest expense	12,791	13,275	38,718	40,635
Foreign exchange (gain) loss on intercompany debt	(21)	20	(304)	4,432
Other expenses	16	398	649	868

Operating income	29,821	44,032	74,698	121,512
Add: Depreciation and amortization	18,031	17,086	53,212	50,956

Operating EBITDA	$47,852	$61,118	$127,910	$ 172,468

Selected Production, Sales and Other Data

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Pulp production (‘000 ADMTs)	361.8	369.5	1,078.1	1,091.0
Annual maintenance downtime (‘000 ADMTs)	10.2	11.1	39.8	50.9
Annual maintenance downtime (days)	10	11	31	36
Pulp sales (‘000 ADMTs)	359.8	390.2	1,083.6	1,111.3
Average NBSK pulp list prices in Europe ($/ADMT)(1)	810	843	800	862
Average NBSK pulp list prices in China ($/ADMT)(1)	595	638	601	657
Average NBSK pulp list prices in North America ($/ADMT)(1)	998	967	974	981
Average pulp sales realizations ($/ADMT)(2)	593	632	588	650
Energy production (‘000 MWh)	473.8	475.5	1,380.8	1,380.9
Energy sales (‘000 MWh)	208.4	214.8	606.0	610.5
Average energy sales realizations ($/MWh)	92	91	90	92

Average Spot Currency Exchange Rates
$ / €(3)	1.1163	1.1119	1.1166	1.1143
$ / C$(3)	0.7663	0.7642	0.7578	0.7943

(1)	Source: RISI pricing report.
(2)	Sales realizations after customer discounts, rebates and other selling concessions. Incorporates the effect of pulp price variations occurring between the order and shipment dates.
(3)	Average Federal Reserve Bank of New York Noon Buying Rates over the reporting period.

FORM 10-Q

QUARTERLY REPORT - PAGE 17

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015

Total revenues for the three months ended September 30, 2016 decreased by approximately 12% to $237.9 million from $270.9 million in the same quarter of 2015, primarily due to lower pulp revenues.

Pulp revenues in the third quarter of 2016 decreased by approximately 13% to $215.8 million from $249.1 million in the same quarter of 2015, due to lower sales volumes and lower pulp sales realizations.

Energy and chemical revenues in the third quarter of 2016 increased marginally to $22.1 million from $21.8 million in the same quarter of 2015, primarily due to higher chemical sales.

Pulp production decreased by approximately 2% to 361,800 ADMTs in the current quarter from 369,473 ADMTs in the same quarter of 2015. In the current quarter, we had an aggregate of 10 days (approximately 10,200 ADMTs) of annual maintenance downtime at our Rosenthal mill compared to 11 days (approximately 11,100 ADMTs) at such mill in the comparative quarter of 2015.

We estimate that annual maintenance downtime in the current quarter adversely impacted our Operating EBITDA by approximately $6.7 million, comprised of approximately $5.0 million in direct out-of-pocket expenses and the balance in reduced production. Many of our competitors that report their financial results using International Financial Reporting Standards (“IFRS”) capitalize their direct costs of maintenance downtime.

Pulp sales volumes decreased by approximately 8% to 359,791 ADMTs in the current quarter from 390,216 ADMTs in the same quarter of 2015, primarily due to lower sales to China as our Stendal mill allocated certain volumes to Europe as a result of better realizations, managed inventories ahead of its fourth quarter scheduled maintenance downtime and, in the comparative quarter, had near record sales.

In the current quarter of 2016, list prices for NBSK pulp in Europe and China declined from the same quarter of 2015, largely as a result of the strong dollar. Average list prices for NBSK pulp in Europe were approximately $810 per ADMT in the third quarter of 2016, compared to approximately $843 per ADMT in the same quarter of 2015. Average list prices for NBSK pulp in China and North America were approximately $595 per ADMT and $998 per ADMT, respectively, in the third quarter of 2016, compared to approximately $638 per ADMT and $967 per ADMT, respectively, in the same quarter of 2015.

Average pulp sales realizations decreased by approximately 6% to $593 per ADMT in the third quarter of 2016 from approximately $632 per ADMT in the same quarter last year, primarily due to lower list prices largely resulting from the overall strength of the dollar which increases the cost of pulp for our customers primarily in Europe and China.

The impact of changes in the exchange rates for the dollar to the euro and the Canadian dollar on our dollar-denominated cash balances and receivables held at the mills reduced our operating income by $5.1 million when compared to the same quarter of the prior year.

FORM 10-Q

QUARTERLY REPORT - PAGE 18

Costs and expenses in the current quarter decreased by approximately 8% to $208.1 million from $226.9 million in the third quarter of 2015, primarily due to lower pulp sales volumes and fiber prices.

In the third quarter of 2016, operating depreciation and amortization was $17.9 million, compared to $16.9 million in the same quarter of 2015.

Selling, general and administrative expenses decreased to $10.1 million in the third quarter of 2016 from $12.5 million in the same quarter of 2015 due to lower costs associated with our completed NAFTA claim, for which we are awaiting a decision.

Transportation costs decreased by approximately 13% to $17.5 million in the current quarter from $20.0 million in the same quarter of 2015 primarily due to lower pulp sales volumes.

On average, in the current quarter overall fiber prices decreased by approximately 7% from the same quarter of 2015, primarily as a result of a balanced wood market and strong sawmilling activity in both Germany and the Celgar mill’s fiber basket. In the current quarter, in euro terms, average fiber prices in Germany were approximately 10% lower than the comparative quarter. In the current quarter, in Canadian dollar terms, average fiber prices for our Celgar mill were marginally lower than the comparative quarter.

In the third quarter of 2016, our operating income decreased by approximately 32% to $29.8 million from $44.0 million in the same quarter of 2015, primarily due to lower pulp sales realizations and sales volumes, partially offset by lower fiber prices.

Interest expense in the current quarter decreased to $12.8 million from $13.3 million in the same quarter of 2015, primarily as a result of lower indebtedness.

During the third quarter of 2016, income tax expense decreased to $5.1 million from $6.6 million in the same quarter of 2015 due to lower taxable income for our German subsidiaries.

For the third quarter of 2016, we had net income of $11.9 million, or $0.18 per basic and diluted share, compared to net income of $23.8 million, or $0.37 per basic and diluted share, in the same quarter of 2015.

In the third quarter of 2016, Operating EBITDA decreased by approximately 22% to $47.9 million from $61.1 million in the same quarter of 2015, primarily due to lower pulp sales realizations and sales volumes, partially offset by lower fiber prices.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

Total revenues for the nine months ended September 30, 2016 decreased by approximately 11% to $709.9 million from $795.4 million in the same period of 2015, primarily due to lower pulp revenues.

Pulp revenues in the nine months ended September 30, 2016 decreased by approximately 12% to $644.5 million from $729.9 million in the same period of 2015 due to lower pulp sales realizations and sales volumes.

FORM 10-Q

QUARTERLY REPORT - PAGE 19

Energy and chemical revenues remained essentially flat at $65.4 million in the nine months ended September 30, 2016 compared to $65.5 million in the same period of 2015.

Pulp production decreased marginally to 1,078,057 ADMTs in the nine months ended September 30, 2016 from 1,090,963 ADMTs in the same period of 2015. In the nine months ended September 30, 2016, we had annual maintenance downtime of a total of 31 days (approximately 39,800 ADMTs), 25 days of which were scheduled and 6 days of which were unscheduled to effect additional work at our Celgar mill. In the comparative period of 2015, we had scheduled annual maintenance downtime of 36 days (approximately 50,900 ADMTs).

We estimate that such maintenance downtime in the nine months ended September 30, 2016 adversely impacted our Operating EBITDA by approximately $27.3 million, comprised of approximately $20.3 million in direct out-of-pocket expenses and the balance in reduced production. Many of our competitors that report their financial results using IFRS capitalize their direct costs of maintenance downtime.

Pulp sales volumes decreased marginally to 1,083,570 ADMTs in the nine months ended September 30, 2016 compared to 1,111,257 ADMTs in the same period of 2015.

In the nine months ended September 30, 2016, list prices for NBSK pulp declined from the same period of 2015, largely as a result of the strong dollar and the impact of weakening hardwood pulp prices on NBSK pricing. Average list prices for NBSK pulp in Europe were approximately $800 per ADMT in the nine months ended September 30, 2016, compared to approximately $862 per ADMT in the same period of 2015. Average list prices for NBSK pulp in China and North America were approximately $601 per ADMT and $974 per ADMT, respectively, in the nine months ended September 30, 2016, compared to approximately $657 per ADMT and $981 per ADMT, respectively, in the same period of 2015.

Average pulp sales realizations decreased by approximately 10% to $588 per ADMT in the nine months ended September 30, 2016 from approximately $650 per ADMT in the same period last year primarily due to lower list prices.

In the nine months ended September 30, 2016, the dollar weakened by approximately 3% against the euro, compared to December 31, 2015, which reduced our dollar-denominated cash and receivables held by our German mills and contributed to the negative impact due to foreign exchange of approximately $4.7 million when compared to the same period of the prior year.

Costs and expenses in the nine months ended September 30, 2016 decreased by approximately 6% to $635.2 million from $673.9 million in the same period of 2015, primarily due to lower fiber prices, lower sales volumes and the reversal of a $7.2 million wastewater fee accrual at our Rosenthal mill.

In the nine months ended September 30, 2016, operating depreciation and amortization was $52.8 million, compared to $50.6 million in the same period of 2015.

Selling, general and administrative expenses decreased to $32.1 million in the nine months ended September 30, 2016 from $35.5 million in the same period of 2015 due to lower costs associated with our completed NAFTA claim.

FORM 10-Q

QUARTERLY REPORT - PAGE 20

Transportation costs decreased by approximately 11% to $50.8 million in the nine months ended September 30, 2016 from $57.4 million in the same period of 2015 primarily due to lower pulp shipments to China.

On average, in the nine months ended September 30, 2016, overall fiber prices decreased by approximately 7% from the same period of 2015, primarily as a result of a balanced wood market in both Germany and the Celgar mill’s fiber basket. In the nine months ended September 30, 2016, in euro terms, average fiber prices in Germany were approximately 9% lower than the comparative period of 2015. In the nine months ended September 30, 2016, in Canadian dollar terms, average fiber prices for our Celgar mill were marginally lower than the comparative period of 2015.

In the nine months ended September 30, 2016, our operating income decreased by approximately 39% to $74.7 million from $121.5 million in the same period of 2015, primarily due to lower pulp sales realizations, partially offset by lower fiber prices and the reversal of a wastewater fee accrual at our Rosenthal mill.

Interest expense in the nine months ended September 30, 2016 decreased to $38.7 million from $40.6 million in the same period of 2015, primarily as a result of lower indebtedness.

As a result of a weakening of the dollar versus the euro and Canadian dollar in the nine months ended September 30, 2016, we recorded a non-cash gain on the foreign exchange translation of certain intercompany debt between Mercer Inc. and its wholly owned subsidiaries, which increased our net income by $0.3 million.

In the nine months ended September 30, 2016, we had other expenses of $0.6 million which included a loss of $0.5 million due to the write-off of certain deferred financing costs associated with our repurchase and cancellation of $23.0 million of our 2019 Senior Notes.

During the nine months ended September 30, 2016, income tax expense decreased to $19.2 million from $21.8 million in the same period of 2015 due to lower taxable income for our German subsidiaries.

For the nine months ended September 30, 2016, we reported net income of $16.5 million, or $0.25 per basic and diluted share compared to net income of $53.8 million, or $0.84 per basic and $0.83 per diluted share, in the same period of 2015.

In the nine months ended September 30, 2016, Operating EBITDA decreased by approximately 26% to $127.9 million from $172.5 million in the same period of 2015, primarily as a result of lower pulp sales realizations, partially offset by lower fiber prices and the reversal of a wastewater fee accrual.

FORM 10-Q

QUARTERLY REPORT - PAGE 21

Liquidity and Capital Resources

Summary of Cash Flows

	Nine Months Ended September 30,
	2016	2015
	(in thousands)
Net cash from operating activities	$ 111,179	$ 141,969
Net cash used in investing activities	(28,457)	(30,755)
Net cash used in financing activities	(44,145)	(22,335)
Effect of exchange rate changes on cash and cash equivalents	3,195	(4,763)

Net increase in cash and cash equivalents	$ 41,772	$ 84,116

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

Cash provided by operating activities decreased to $111.2 million in the nine months ended September 30, 2016 from $142.0 million in the comparative period of 2015 due to lower operating income. A decrease in accounts receivable provided cash of $9.0 million in the nine months ended September 30, 2016, compared to an increase in accounts receivable using cash of $12.1 million in the same period of 2015. An increase in accounts payable and accrued expenses provided cash of $11.9 million in the nine months ended September 30, 2016, and $36.6 million in the same period of 2015. A decrease in inventories, excluding non-cash items, provided cash of $3.3 million in the nine months ended September 30, 2016, compared to an increase in inventories using cash of $7.7 million in the comparative period of 2015.

Cash Flows from Investing Activities. Investing activities in the nine months ended September 30, 2016 used cash of $28.5 million, primarily related to capital expenditures of $29.0 million, partially offset by a decrease in restricted cash of $1.6 million. In the nine months ended September 30, 2016, capital expenditures primarily related to new wood harvesting equipment and a logistics and reload facility for our Celgar mill, a rail car acceptance system for logs and lime kiln retrofit at our Rosenthal mill and various other smaller projects. In the same period of 2015, investing activities used cash of $30.8 million.

Cash Flows from Financing Activities. In the nine months ended September 30, 2016, financing activities used cash of $44.1 million, including $23.1 million to repurchase and cancel $23.0 million of our 2019 Senior Notes, $22.3 million for the payment of dividends and $5.9 million for a scheduled payment in respect of our interest rate derivative, partially offset by $7.7 million of borrowings on our Celgar revolving credit facility. In the same period of 2015, financing activities used cash of $22.3 million.

FORM 10-Q

QUARTERLY REPORT - PAGE 22

Balance Sheet Data

The following table is a summary of selected financial information as at the dates indicated:

	September 30,	December 31,
	2016	2015
	(in thousands)
Financial Position
Cash and cash equivalents	$141,401	$99,629
Total current assets	$429,364	$388,811
Total current liabilities	$119,218	$104,421
Working capital	$310,146	$284,390

Total assets	$1,233,411	$1,182,817
Debt	$624,642	$638,043
Total liabilities	$814,093	$799,841
Total equity	$419,318	$382,976

As a result of the weakening of the dollar versus the euro and the Canadian dollar as at September 30, 2016, we recorded a non-cash increase in the carrying value of our net assets, consisting primarily of our fixed assets, denominated in euros and Canadian dollars. This non-cash increase of approximately $38.7 million does not affect our net income, Operating EBITDA or cash flows but is reflected in our other comprehensive income (loss) and as an increase to our total equity.

Sources and Uses of Funds

Our principal sources of funds are cash flows from operations, cash and cash equivalents on hand and our revolving credit facilities. Our principal uses of funds consist of operating expenses, capital expenditures and semi-annual interest payments on our outstanding 7.0% Senior Notes due 2019 and 7.75% Senior Notes due 2022.

The following table sets out our total capital expenditures and interest expense for the periods indicated:

	Nine Months Ended September 30,
	2016	2015
	(in thousands)
Capital expenditures	$28,977	$28,184
Cash paid for interest(1)	$26,031	$27,043
Interest expense(2)	$38,718	$40,635

(1)	Amounts differ from interest expense which includes non-cash items. See supplemental disclosure of cash flow information from our Interim Consolidated Statement of Cash Flows included in this report.
(2)	Interest on our 2019 Senior Notes and 2022 Senior Notes is paid semi-annually in June and December of each year.

In the nine months ended September 30, 2016, we expended $23.1 million to repurchase and cancel $23.0 million of our 2019 Senior Notes and $22.3 million to pay three quarterly dividends of $0.115 per common share each.

As at September 30, 2016, our cash and cash equivalents increased to $141.4 million from $99.6 million at the end of 2015 and our working capital increased to $310.1 million from $284.4 million at the end of 2015.

FORM 10-Q

QUARTERLY REPORT - PAGE 23

As at September 30, 2016, we had approximately $132.6 million available under our revolving credit facilities.

As at September 30, 2016, we had no material commitments to acquire assets or operating businesses.

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

As at September 30, 2016, we were in full compliance with all of the covenants of our indebtedness.

Off-Balance Sheet Arrangements

At September 30, 2016, we did not have any off-balance sheet arrangements (as defined in Item 303(a)(4)(ii) of Regulation S-K).

Contractual Obligations and Commitments

There were no material changes outside the ordinary course to any of our material contractual obligations during the nine months ended September 30, 2016.

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

FORM 10-Q

QUARTERLY REPORT - PAGE 24

As a result of the weakening of the dollar versus the euro and Canadian dollar as at September 30, 2016, we recorded a non-cash increase of $38.7 million in the carrying value of our net assets, consisting primarily of our fixed assets, denominated in euros and Canadian dollars which primarily resulted in our accumulated other comprehensive loss decreasing to $132.0 million.

Based upon the exchange rate as at September 30, 2016, the dollar has weakened by approximately 3% and 6% in value against the euro and the Canadian dollar, respectively, since December 31, 2015. See “Quantitative and Qualitative Disclosures about Market Risk”.

Credit Ratings

We and our 2019 and 2022 Senior Notes are rated by Standard & Poor’s Rating Services, referred to as “S&P”, and Moody’s Investors Service, Inc., referred to as “Moody’s”. On October 13, 2016, Moody’s upgraded its current rating on our 2019 and 2022 Senior Notes to B1 from B2 and upgraded our corporate family rating to Ba3 from B1, maintaining its outlook as “stable”. On October 20, 2016, S&P upgraded its current rating on our 2019 and 2022 Senior Notes to BB- from B+ and upgraded our long-term corporate credit rating to BB- from B+, maintaining its outlook as “stable”.

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

QUARTERLY REPORT - PAGE 25

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

FORM 10-Q

QUARTERLY REPORT - PAGE 26

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

QUARTERLY REPORT - PAGE 27

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

We are exposed to market risks from changes in interest rates and foreign currency exchange rates, particularly the exchange rates between the dollar and the euro and Canadian dollar. Changes in these rates may affect our results of operations and financial condition and, consequently, our fair value. We seek to manage these risks through internal risk management policies as well as the periodic use of derivatives. We may use derivatives to reduce or limit our exposure to interest rate, currency and pulp price risks. We use derivatives to reduce our potential losses or to augment our potential gains, depending on our management’s perception of future economic events and developments. These types of derivatives are generally highly speculative in nature. They are also very volatile as they are highly leveraged given that margin requirements are relatively low in proportion to notional amounts.

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

During the nine months ended September 30, 2016, we recorded a derivative loss of approximately $0.3 million on our outstanding interest rate derivative, compared to a derivative loss of approximately $0.7 million in the same period of 2015.

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

As of September 30, 2016, there have been no material changes to the factors disclosed in Item 1A. Risk Factors in our latest annual report on Form 10-K for the fiscal year ended December 31, 2015.

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
101

The following financial statements from the Company’s Form 10-Q for the fiscal period ended September 30, 2016, formatted in XBRL: (i) Interim Consolidated Statements of Operations; (ii) Interim Consolidated Statements of Comprehensive Income (Loss); (iii) Interim Consolidated Balance Sheets; (iv) Interim Consolidated Statements of Cash Flows; and (v) Notes to Interim Consolidated Financial Statements.

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

Date: October 27, 2016

FORM 10-Q

QUARTERLY REPORT - PAGE 34