Form 10-K
period 2016-12-31
MERCER INTERNATIONAL INC.
filed 2017-02-10
CIK 1333274

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Large accelerated filer [ ]	Accelerated filer [X]	Non-accelerated filer [ ]	Smaller reporting company [ ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). [    ] Yes  [X] No

The aggregate market value of the Registrant’s voting and non-voting common equity held by non-affiliates of the Registrant as of June 30, 2016, the last business day of the Registrant’s most recently completed second fiscal quarter, based on the closing price of the voting stock on the NASDAQ Global Select Market on such date, was approximately $516.3 million. As of February 9, 2017, the Registrant had 64,694,138 shares of common stock, $1.00 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information that will be contained in the definitive proxy statement for the Registrant’s annual meeting to be held in 2017 is incorporated by reference into Part III of this Form 10-K.

(i)

(ii)

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

CURRENCY

The following table sets out exchange rates, based on the noon buying rates in New York City for cable transfers in foreign currencies as certified for customs purposes by the Federal Reserve Bank of New York, referred to as the “Noon Buying Rate”, for the conversion of dollars to euros and Canadian dollars in effect at the end of the following periods, the average exchange rates during these periods (based on daily Noon Buying Rates) and the range of high and low exchange rates for these periods:

	Year Ended December 31,
	2016	2015	2014	2013	2012
	($/€)
End of period	1.0552	1.0859	1.2101	1.3779	1.3186
High for period	1.0375	1.0524	1.2101	1.2774	1.2062
Low for period	1.1516	1.2015	1.3927	1.3816	1.3463
Average for period	1.1072	1.1096	1.3297	1.3281	1.2859

	($/C$)
End of period	0.7448	0.7226	0.8620	0.9401	1.0042
High for period	0.6853	0.7148	0.8588	0.9348	0.9600
Low for period	0.7972	0.8529	0.9423	1.0164	1.0299
Average for period	0.7558	0.7830	0.9060	0.9712	1.0007

On February 6, 2017, the most recent weekly publication of the daily Noon Buying Rate before the filing of this annual report on Form 10-K reported that the Noon Buying Rate as of February 3, 2017 for the conversion of dollars to euros and Canadian dollars was $1.0792 per euro and $0.7691 per Canadian dollar.

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

Mercer

General

Mercer Inc. is a corporation organized under the laws of the State of Washington. Its common stock is quoted and listed for trading on the NASDAQ Global Select Market (MERC) and the Toronto Stock Exchange (MERC.U).

We are one of the world’s largest producers of “market” NBSK pulp, which is pulp that is sold on the open market. Our size provides us increased presence, better industry information in our markets and close customer relationships with many large pulp consumers. We operate two modern and highly efficient mills in Eastern Germany and one mill in Western Canada and have our headquarters in Vancouver, Canada. We are the sole NBSK pulp producer, and the only significant market pulp producer in Germany, which is the largest pulp import market in Europe. We are able to supply the growing pulp demand in China both through our Canadian mill’s ready access to the Port of Vancouver and through our Stendal mill’s existing logistics arrangements. In addition, as a result of the significant investments we have made in co-generation equipment, all of our mills generate and sell a significant amount of surplus “green” energy to regional utilities. We also produce and sell “tall oil”, a by-product of our production process, which is used as both a chemical additive and as a “green” energy source.

We currently employ approximately 1,486 people. Our three NBSK pulp mills have consolidated annual production capacity of approximately 1.5 million ADMTs of NBSK pulp and are capable of generating 305 MW of electricity. Key operating details for each of our mills are as follows:

•

Rosenthal mill. Our Rosenthal mill is a modern, efficient ISO 9001, 14001 and 50001 certified NBSK pulp mill that has an annual production capacity of approximately 360,000 ADMTs and 57 MW of electrical generation. The Rosenthal mill is located in the town of Blankenstein, Germany, approximately 300 kilometers south of Berlin.

•

Stendal mill. Our Stendal mill is a state-of-the-art, single-line, ISO 9001, 14001 and 50001 certified NBSK pulp mill that has an annual production capacity of approximately 660,000 ADMTs and 148 MW of electrical generation. The Stendal mill is one of the largest NBSK mills in Europe. The Stendal mill is located near the town of Stendal, Germany, approximately 130 kilometers west of Berlin.

•

Celgar mill. Our Celgar mill is a modern, efficient ISO 9001 and 14001 certified NBSK pulp mill with an annual production capacity of approximately 520,000 ADMTs and 100 MW of electrical generation. The Celgar mill is located near the city of Castlegar, British Columbia, Canada, approximately 600 kilometers east of Vancouver.

Our mills are some of the most modern and newest NBSK pulp mills in Europe and North America. We believe the relative age, production capacity and electrical generation capacity of our mills provide us with certain manufacturing cost and other advantages over many of our competitors. We believe our competitors’ older mills do not have the equipment or capacity to produce or sell surplus power or chemicals in a meaningful amount. In addition, since our mills are relatively new, they benefit from lower maintenance capital requirements and higher efficiency relative to many of our competitors’ mills.

The following table sets out our pulp production and pulp revenues for the periods indicated:

	Year Ended December 31,
	2016	2015	2014
Pulp production (‘000 ADMTs)	1,428.4	1,458.0	1,485.0
Pulp sales (‘000 ADMTs)	1,428.7	1,463.1	1,486.4
Pulp revenues (in thousands)	$847,328	$946,237	$1,073,632

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

The following table sets out the amount of surplus energy produced and sold and revenues from the sale of surplus energy and chemicals for the periods indicated:

	Year Ended December 31,
	2016		2015		2014
	(MWh)	($)	(MWh)	($)	(MWh)	($)
		(thousands)		(thousands)		(thousands)
Surplus electricity	785,845	71,539	814,966	74,736	807,758	88,758
Chemicals		12,756		12,231		12,722

Total		84,295		86,967		101,480

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

We acquired our Rosenthal mill in 1994. In 1999, we completed a major capital project to convert it to the production of kraft pulp, increase production and improve efficiencies at a cost of approximately $385.7 million, of which approximately $100.8 million was financed through government grants. Subsequent capital investments and efficiency improvements have reduced emissions and energy costs, increased the mill’s annual production capacity and enabled the production of tall oil.

In September 2004, we completed construction of the Stendal mill at a cost of approximately $1.1 billion, which was financed through a combination of government grants of approximately $332.0 million, low-cost, long-term project debt, which was largely severally guaranteed by governments in Germany, and equity. Subsequent capital investments and efficiency improvements have increased the mill’s annual production capacity and its generation of “green” energy. We initially had a 63.6% interest in Stendal which increased over time through acquisitions and/or further investments until September 2014, when we acquired all of the economic interest in Stendal.

In February 2005, we acquired the Celgar mill for $210.0 million plus defined working capital. Since its acquisition, we have effected several capital projects and other initiatives at the Celgar mill to increase its annual production capacity and its generation of “green” energy.

Corporate Strategy

Our corporate strategy is to expand our asset and earnings base through organic growth and acquisitions, primarily in Europe and North America. We pursue organic growth through active management and targeted capital expenditures to generate a high return by improving efficiency, reducing costs and increasing production of pulp and energy and by-products such as chemicals. We are also leveraging our fiber and process expertise to develop innovative new products based on other derivatives of the kraft pulping process. We seek to acquire interests in companies and assets in the pulp industry and related wood and wood extractive businesses where we can leverage our experience and expertise in adding value through a focused management approach. Key elements of our strategy include:

•

Focus on Premium Grade Market NBSK Pulp. We produce market NBSK pulp because it is a premium grade kraft pulp and generally obtains the highest price relative to other kraft pulps. Although demand is cyclical, between 2007 and 2016 overall worldwide demand for bleached softwood kraft market pulp grew at an average of approximately 1% per annum. We focus on customers that produce tissue, specialty papers and high-quality printing and writing paper grades. We believe the growth in demand from tissue and specialty paper customers, which utilize a significant proportion of NBSK pulp, has more than offset the secular decline in demand from printing and writing paper customers. This allows us to benefit from our long-term relationships with tissue and specialty paper manufacturers in Europe and participate in higher growth markets in emerging countries such as China where there has been strong growth in tissue demand.

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

•

Targeted Capital Expenditures to Enhance Production Capacity and Efficiency. We operate three large modern pulp mills which provide us with a platform to be an efficient and competitive producer of high-quality NBSK pulp without the need for significant sustaining capital. We seek to make targeted capital expenditures to increase production and operational efficiency, reduce costs and increase electricity and chemical sales. Over the last five years, we have invested approximately $159.1 million (including $24.2 million in associated government grants) in growth capital expenditures for capacity expansions, operational efficiencies and renewable energy and chemical production.

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

•

Strategic Opportunities. We believe there will be continuing change and consolidation in pulp and related wood harvesting, processing and extractive businesses as industry participants continually seek to lower costs, refocus their product lines and react to ever changing global market conditions. We take an opportunistic approach to potential investments or acquisitions that can grow our business and expand our earnings.

The Pulp Industry

General

Pulp is used in the production of paper, tissues and paper-related products. Pulp is generally classified according to fiber type, the process used in its production and the degree to which it is bleached. Kraft pulp, a type of chemical pulp, is produced through a sulphate chemical process in which lignin, the component of wood which binds individual fibers, is dissolved in a chemical reaction. Chemically prepared pulp allows the wood’s fiber to retain its length and flexibility, resulting in stronger paper products. Kraft pulp can be bleached to increase its brightness. Softwood kraft pulp is noted for its strength, brightness and absorption properties and is used to produce a variety of products, including lightweight publication grades of paper, tissues and other paper-related products.

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

Most paper users of market kraft pulp use a mix of softwood and hardwood grades to optimize production and product qualities. In 2016, market kraft pulp consumption was approximately 54% hardwood bleached kraft and 42% softwood bleached kraft, with the remainder comprised of unbleached pulp. Over the last several years, production of hardwood pulp, based on fast growing plantation fiber primarily from Asia and South America, has increased much more rapidly than that of softwood grades, based on fiber that has longer growth cycles. Hardwood kraft generally has a cost advantage over softwood kraft as a result of lower fiber costs, higher wood yields and, for newer hardwood mills, economies of scale. As a result of this growth in supply and lower costs, kraft pulp customers have substituted some of the pulp content in their products to hardwood pulp.

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

Kraft pulp can be made in different grades, with varying technical specifications, for different end uses. Softwood kraft pulp is valued for its reinforcing role in mechanical printing papers and is sought after by producers of paper for the publishing industry, primarily for magazines and advertising materials. Softwood kraft pulp is also an important ingredient for tissue manufacturing and tissue demand tends to increase with living standards in developing countries. NBSK pulp produced for reinforcement fibers is considered the highest grade of kraft pulp and generally obtains the highest price.

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

Between 2007 and 2016, worldwide demand for chemical market pulp grew at an average rate of approximately 2% annually, with worldwide demand for bleached softwood kraft market pulp having grown at an average of approximately 1% per annum.

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

Since 2007, demand for chemical softwood market pulp has grown in the emerging markets of Asia, Eastern Europe and Latin America. China in particular has experienced substantial growth and its imports of chemical softwood market pulp grew by approximately 11% per annum between 2007 and 2016. We believe the emerging markets now account for approximately 54% of total world demand for bleached softwood kraft market pulp. China now accounts for approximately 31% of global bleached softwood kraft market pulp demand, compared to only 15% in 2007. Western Europe currently accounts for approximately 25% of global bleached softwood kraft market pulp demand, compared to approximately 35% in 2007. The demand in the mature markets of Europe, North America and Japan in 2016 declined by approximately 2.8 million ADMTs from 2007.

The following chart sets forth industry-wide bleached softwood kraft deliveries to China for the periods indicated:

12 Month Rolling Bleached Softwood Kraft Pulp Deliveries to China

Growth in NBSK pulp demand in China and other emerging markets has, to a large extent, been driven by increased demand from tissue and specialty paper producers, as a result of economic growth and rising income levels and living standards in such markets. These factors generally contribute to a greater demand for personal hygiene products in such regions. In China alone, tissue producers have publicly announced plans to increase their annual tissue capacity by approximately 0.6 million ADMTs during 2017. At this time there can be no assurance as to when and how much of such capacity expansion will be implemented.

This has also led to an overall shift in demand for NBSK pulp, as demand from tissue producers has increased, while demand from printing and writing end uses has decreased. Between 2003 and 2015, NBSK pulp demand for tissue production increased by approximately 206%, an approximate 10% compound annual growth rate. From 2003 to 2015, a period very affected by “digital substitution” of traditional paper grades, total NBSK demand grew by 15%.

The following chart compares NBSK pulp demand by end use in each of 2003 and 2015 (the latest year for which figures are currently available):

NBSK Pulp Demand by End Use

We believe 2016 NBSK demand by end use was generally consistent with the trend in the chart above.

A measure of demand for kraft pulp is the ratio obtained by dividing the worldwide demand of kraft pulp by the worldwide capacity for the production of kraft pulp, or the “demand/capacity ratio”. An increase in this ratio generally occurs when there is an increase in global and regional levels of economic activity. An increase in this ratio also generally indicates greater demand as consumption increases, which often results in rising kraft pulp prices and a reduction of inventories by producers and buyers. As prices continue to rise, producers continue to run at higher operating rates. However, an adverse change in global and regional levels of economic activity generally negatively affects demand for kraft pulp, often leading buyers to reduce their purchases and rely on existing pulp inventories. As a result, producers run at lower operating rates by taking downtime to limit the build-up of their own inventories. The demand/capacity ratio for bleached softwood kraft pulp was approximately 92%, 92% and 93% in 2016, 2015 and 2014, respectively.

Between 2012 and 2016, we believe approximately 0.8 million ADMTs of pulp capacity was idled or shut down through mill closures or curtailments. Further, in efforts to improve environmental and safety standards, China has publicly stated that it will be reducing existing pulp and paper capacity in the near term by closing “old” mills, targeting a removal of 3.4 million ADMTs by the end of 2015. At this time, there can be no certainty as to the actual amount and timing of any such closures.

Currently, there have been publicly announced significant increases to expand chemical pulp capacity worldwide. Producers have announced projects to increase hardwood kraft pulp capacity by an aggregate of about 3.2 million ADMTs in 2017 and 2018, primarily in South America and Asia. Further capacity increases of about 0.7 million ADMTs have been announced for 2019. This increase in bleached hardwood kraft pulp is largely targeted at the growing demand for pulp in developing markets, particularly in China, by producers of tissues, specialty papers and packaging. Although not a direct competitor to NBSK pulp, if such additional bleached hardwood kraft pulp supply is not absorbed by such demand growth, as a result of generally lower prices for bleached hardwood kraft pulp, this supply increase could put downward pressure on NBSK pulp prices. However, we believe customers’ ability to further substitute lower priced bleached hardwood kraft pulp for NBSK pulp is limited by the strength characteristic of NBSK pulp which is required by large modern paper machines to run lower basis-weight paper products efficiently.

Producers have also publicly announced modernization and expansion projects for NBSK mills in Europe, including Russia, to be implemented in 2017 and 2018, ranging from small expansions of existing mills to potential “greenfield” mills. We estimate that if all of these projects were completed, they would increase NBSK pulp capacity by about 1.9 million ADMTs per annum. Further capacity increases of about 0.5 million ADMTs of NBSK pulp have been announced for 2019. We currently believe a number of such projects will be implemented while others are currently subject to various conditions including financing and further development. We believe that, because of fiber constraints, such a significant expansion of NBSK capacity in the region would likely require the closure of older mills. However, at this time, we cannot predict which of the publicly announced expansion projects will be completed or how much additional NBSK pulp production capacity may come online and when. As pulp prices are highly cyclical, there can be no assurance that NBSK pulp prices will not decline in the future as a result of increases to the supply of kraft pulp.

In addition, certain integrated pulp and paper producers have the ability to discontinue paper production by idling their paper machines and selling their NBSK pulp production on the market, if market conditions, prices and trends warrant such actions.

NBSK Pulp Pricing

Kraft pulp is a globally traded commodity and prices are highly cyclical and volatile. Kraft pulp prices are generally quoted in dollars. Pricing is primarily influenced by the balance between supply and demand, as affected by global macro-economic conditions, changes in consumption and capacity, the level of customer and producer inventories and fluctuations in exchange rates. Generally, we and other producers consider global NBSK pulp supply and demand to be evenly balanced when world inventory levels are at about 30 days’ supply.

General macro-economic conditions are closely tied to overall global business activity, which helps determine pulp demand and, in turn, impacts pricing.

As the majority of market NBSK pulp is produced and sold by Canadian and Northern European producers, while the price of NBSK pulp is generally quoted in dollars, pricing is often affected by fluctuations in the currency exchange rates for the dollar versus the euro and the Canadian dollar. As NBSK pulp producers generally incur costs in their local currency, while pulp is quoted in dollars, a dollar strengthening generally benefits producers’ businesses and operating margins. Conversely, a weakening of the dollar versus the local currency of producers generally adversely affects producers’ businesses and operating margins.

As a corollary to changes in exchange rates between the dollar and the euro and Canadian dollar, a stronger dollar generally increases costs to customers of NBSK pulp producers and results in downward pressure on prices. Conversely, a weakening dollar generally supports higher pulp pricing. However, there is invariably a time lag between changes in currency exchange rates and pulp prices. This lag can vary and is not predictable with any certainty.

As Northern Europe has historically been the world’s largest market and NBSK pulp is the premium grade, the European market NBSK price is generally used as a benchmark price by the industry. The average European list prices for NBSK pulp since 2007 have fluctuated between a low of approximately $575 per ADMT in 2009 and a high of $1,030 per ADMT in 2011.

The following chart sets out the changes in list prices for NBSK pulp in Europe, as stated in dollars, Canadian dollars and euros for the periods indicated:

NBSK Pulp Price History (European Delivery)

In 2016 and 2015, demand was generally stable. However, the strength of the dollar resulted in lower pulp prices. In 2014, demand from both Europe and China was stable, while supply was slightly under-balanced throughout the year which kept prices relatively high.

The following table sets out list prices for NBSK pulp in the regions indicated at the dates indicated:

	December 31,
	2016	2015	2014
	(in $/ADMT)
Europe	810	800	935
China	605	595	700
North America	990	940	1,020

A producer’s net sales realizations are list prices, net of customer discounts, rebates and other selling concessions. Over the last three years, these have increased as producers compete for customers and sales. The nature of the pricing structure in Asia is different in that, while quoted list prices tend to be lower than Europe, customer discounts and rebates are much lower, resulting in net sales realizations that are generally similar to other markets.

The following chart sets forth changes in FOEX PIX Pulp Index prices for NBSK pulp in Europe and global bleached softwood kraft inventory levels between 2003 and 2016:

Pulp Price and Global Inventory History

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

Competition

Pulp markets are large and highly competitive. Producers ranging from small independent manufacturers to large integrated companies produce pulp worldwide. Our pulp and customer services compete with similar products manufactured and distributed by others. While many factors influence our competitive position, particularly in weak economic times, a key factor is price. Other factors include service, quality and convenience of location. Some of our competitors are larger than we are in certain markets and have substantially greater financial resources. These resources may afford those competitors more purchasing power, increased financial flexibility, more capital resources for expansion and improvement and enable them to compete more effectively. Our key NBSK pulp competitors are principally located in Northern Europe and Canada and include Canfor Pulp, Stora Enso, Metsä Fibre, Ilim, Södra Cell and Asia Pulp and Paper.

Pulp Production

Our pulp production capacity and actual production by mill for the periods indicated is set out below:

	Annual Production Capacity(1)	Year Ended December 31,
		2016	2015	2014
Pulp Production by Mill:		(ADMTs)
Rosenthal	360,000	353,486	353,099	360,463
Celgar	520,000	426,317	453,215	453,104
Stendal	660,000	648,581	651,659	671,444

Total pulp production	1,540,000	1,428,384	1,457,973	1,485,011

(1)	Capacity is the rated capacity of the plants for the year ended December 31, 2016.

Softwood kraft pulp is valued for its reinforcing role in mechanical printing papers and is sought after by producers of paper for the publishing industry, primarily for magazines and advertising materials. Softwood kraft pulp is also an important ingredient for tissue manufacturing, and tissue demand tends to increase with living standards in developing countries. NBSK pulp produced for reinforcement fibers is considered the highest grade of kraft pulp and generally obtains the highest price.

The NBSK pulp produced at the Rosenthal mill is a long-fibered softwood pulp produced by a sulphate cooking process and manufactured primarily from wood chips and pulp logs. A number of factors beyond economic supply and demand have an impact on the market for NBSK pulp, including requirements for pulp bleached without any chlorine compounds or without the use of chlorine gas. The Rosenthal mill has the capability of producing both “totally chlorine free” and “elemental chlorine free” pulp. Totally chlorine free pulp is bleached to a high brightness using oxygen, ozone and hydrogen peroxide as bleaching agents, whereas elemental chlorine free pulp is produced by substituting chlorine dioxide for chlorine gas in the bleaching process. This substitution virtually eliminates complex chloro-organic compounds from the mill’s effluent. The Rosenthal mill produces pulp for reinforcement fibers to the specifications of certain of our customers. We believe that a number of our customers consider us their supplier of choice.

The NBSK pulp produced at the Stendal mill is of a slightly different grade than the pulp produced at the Rosenthal mill as the mix of softwood fiber used is slightly different. This results in a complementary product more suitable for different end uses. The Stendal mill is capable of producing both totally chlorine free and elemental chlorine free pulp.

The Celgar mill produces high-quality NBSK pulp that is made from a unique blend of slow growing/long-fiber Western Canadian tree species. It is used in the manufacture of high-quality paper and tissue products. We believe the Celgar mill’s pulp is known for its excellent product characteristics, including tensile strength, wet strength and brightness. The Celgar mill is a long-established supplier to paper and tissue producers in Asia.

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

Our surplus energy and chemical sales provide our mills with a stable revenue source unrelated to pulp prices. Since our energy and chemical production are by-products of our pulp production process, there are minimal incremental costs and our surplus energy and chemical sales are highly profitable. We believe that this revenue source gives our mills a competitive advantage over other older mills which do not have the equipment or capacity to produce and/or sell surplus power and/or chemicals in a meaningful amount.

The following table sets out our electricity generation and surplus electricity sales for the five years ended December 31, 2016:

Electricity Generation and Exports

The following chart sets forth our consolidated revenues from electricity and chemical sales for the five years ended December 31, 2016:

Energy and Chemical Revenue

German Mills

Our German mills participate in a program established pursuant to the Renewable Energy Act, which requires that public electric utilities give priority to electricity produced from renewable energy sources by independent power producers and pay a fixed tariff for such electricity for a period of 20 years. Such tariff expires December 31, 2019 for our Rosenthal mill and December 31, 2024 for our Stendal mill. Recent amendments to the Renewable Energy Act will extend their initial terms for a further 10-year period, based upon the price received in the last year prior to renewal regressing at a rate of 8% per annum. Such amendments are subject to compliance with EU state aid rules. While we expect them to be effective, we can provide no assurance of the same.

Since 2005, our German mills have received emission allowances under the European Union Carbon Emissions Trading Scheme, referred to as the “EU ETS”. However, our eligibility for special tariffs under the Renewable Energy Act has reduced the amount of emissions allowances granted to our German mills under the EU ETS.

In 2016, our Rosenthal and Stendal mills sold approximately 169,249 MWh and 479,310 MWh of electricity, respectively, for proceeds of $17.1 million and $45.0 million, respectively.

In 2016, our Rosenthal and Stendal mills generated $1.5 million and $10.6 million, respectively, from the sale of tall oil, a by-product of our production process. In 2014, our Rosenthal mill completed a capital project which allowed it to process and sell tall oil.

Celgar Mill

The Celgar mill has an electricity sales agreement with British Columbia Hydro and Power Authority, referred to as “B.C. Hydro”, for the sale of power generated, pursuant to which the mill agreed to supply a minimum of approximately 238,000 MWh of surplus electrical energy annually to the utility over a ten-year term. The agreement expires in 2020.

In 2016, our Celgar mill sold approximately 137,286 MWh of renewable electricity for proceeds of approximately $9.4 million.

In 2012, we initiated a claim against the Government of Canada under the North American Free Trade Agreement, referred to as “NAFTA”, relating to our investment in Celgar and unfair and discriminatory treatment regarding its ability to purchase and sell energy. See Item 3. “Legal Proceedings”.

Cash Production Costs

Consolidated cash production costs per ADMT for our pulp mills are set out in the following table for the periods indicated:

	Year Ended December 31,
	2016		2015		2014
Cash Production Costs	(per ADMT)	(%)	(per ADMT)	(%)	(per ADMT)	(%)
Fiber	$264	60	$286	62	$332	62
Labor	52	12	51	11	58	11
Chemicals	51	12	51	11	59	11
Energy	20	5	18	4	29	5
Other	54	11	59	12	57	11

Total cash production costs(1)	$441	100	$465	100	$535	100

(1)	Cash production costs per ADMT excludes depreciation and amortization.

Production Costs

Our major costs of production are fiber, labor, chemicals and energy. Fiber, comprised of wood chips and pulp logs, is our most significant operating expense, representing about 60% of our cash production costs in 2016. Given the significance of fiber to our total operating expenses and our limited ability to control its costs, compared with our other operating costs, volatility in fiber costs can materially affect our margins and results of operations.

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

In Germany, the price and supply of wood chips has been affected by increasing demand from alternative or renewable energy producers and government initiatives for carbon neutral energy. Declining energy prices, weaker economies or warm winters such as in 2014, 2015 and 2016 tempered the demand for wood chips resulting from initiatives by European governments to promote the use of wood as a carbon neutral energy. Over the long-term, we expect this non-traditional demand for fiber is likely to continue to remain strong.

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

In 2016, our per unit fiber costs in Germany were 9% lower than in 2015, primarily as a result of a balanced wood market in Germany. In 2015, our per unit fiber costs in Germany decreased by approximately 17% due to the strength of the dollar and as a result of a generally balanced wood market. In 2014, our per unit fiber costs in Germany decreased by approximately 6% due to sawmills running at high rates, a stronger supply of logs and lower demand from pellet producers and board manufacturers.

We believe we are the largest consumer of wood chips and pulp logs in Germany and often provide the best long-term economic outlet for the sale of wood chips in Eastern Germany. We coordinate the wood procurement activities for our German mills to reduce overall personnel and administrative costs, provide greater purchasing power and coordinate buying and trading activities. This coordination and integration of fiber flows also allows us to optimize transportation costs, and the species and fiber mix for both mills. In addition, in 2016, we entered into a joint wood purchasing arrangement with another significant wood consumer in Europe, being the Mondi Group.

In 2016, the Rosenthal mill consumed approximately 1.8 million cubic meters of fiber. Approximately 66% of such consumption was in the form of sawmill wood chips and approximately 34% was in the form of pulp logs. The wood chips for the Rosenthal mill are sourced from approximately 33 sawmills located primarily in the states of Bavaria, Baden-Württemberg and Thüringia and primarily within a 300 kilometer radius of the Rosenthal mill. Within this radius, the Rosenthal mill is the largest consumer of wood chips. Given its location and size, the Rosenthal mill is often the best economic outlet for the sale of wood chips in the area. In 2016, approximately 67% of the fiber consumed by the Rosenthal mill was spruce and the remainder was pine. While fiber costs and supply are subject to cyclical changes largely in the sawmill industry, we expect that we will be able to continue to obtain an adequate supply of fiber on reasonably satisfactory terms for the Rosenthal mill due to its location and our long-term relationships with suppliers. We have not historically experienced any significant fiber supply interruptions at the Rosenthal mill.

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

In 2016, the Stendal mill consumed approximately 3.3 million cubic meters of fiber. Approximately 29% of such fiber was in the form of sawmill wood chips and approximately 71% was in the form of pulp logs. The core wood supply region for the Stendal mill includes most of the Northern and Western part of Germany primarily within an approximate 300 kilometer radius of the mill. We also purchase wood chips from Southwestern and Southern Germany. The fiber consumed by the Stendal mill consisted of approximately 53% pine, 46% spruce and 1% other species in 2016. The Stendal mill has sufficient chipping capacity to fully operate solely using pulp logs, if required. We source pulp logs from private forest holders, municipal forest owners and from state forest agencies in Saxony-Anhalt, Mecklenburg-Western Pomerania, Saxony, Lower Saxony, North Rhine-Westphalia, Hesse, Brandenburg, Schleswig-Holstein, Rhineland Palatinate and the City of Berlin. The volumes are distributed at optimal costs between the mills. In addition, over the last three years, the Stendal mill also imported fiber from Poland and the Baltic Sea region.

The availability of fiber for the Celgar mill is in large part influenced by the strength of the lumber market. Lumber markets are primarily driven by U.S. housing starts and, to a lesser degree, demand from China.

In 2016, our Celgar mill’s per unit fiber costs were 6% lower than in 2015, due to strong sawmilling activity in the Celgar mill’s fiber basket. In 2015, our Celgar mill’s per unit fiber costs were flat compared to 2014, as the strengthening of the dollar largely offset higher prices in local currency terms. In 2014, our Celgar mill’s per unit fiber costs were 11% lower than in 2013, as a result of strong sawmill activity in the region.

In 2016, the Celgar mill consumed approximately 2.3 million cubic meters of fiber. Approximately 78% of such fiber was in the form of sawmill wood chips and the remaining 22% came from pulp logs processed through its woodroom or chipped by a third party. Celgar’s woodroom is able to process about 40% of the mill’s fiber needs. The source of fiber at the mill is characterized by a mixture of species (pine, douglas fir, hemlock, cedar and spruce) and the mill sources fiber from a number of Canadian and U.S. suppliers.

In 2016, the Celgar mill had access to approximately 27 different chip suppliers from Canada and the United States, representing approximately 78% of its total annual fiber requirements. The Celgar mill’s woodroom and third party chippers supplied the remaining 22% of the mill’s fiber requirements in 2016. Chips are purchased in Canada and the United States in accordance with chip purchase agreements. Generally, pricing is reviewed and adjusted periodically to reflect market prices. One of the longer-term contracts is a so-called “evergreen” agreement, where the contract remains in effect until one of the parties elects to terminate after providing the stipulated notice. All other contracts are generally for one year with quarterly adjustments or on three-month terms.

To secure the volume of pulp logs required by its woodroom, the Celgar mill has entered into pulp log supply agreements, which can range from three-month to one-year terms, with a number of different suppliers, many of whom are also contract chip suppliers to the mill. All of the pulp log agreements can be terminated by either party for any reason, upon seven days’ written notice. The Celgar mill also purchased two non-renewable licenses at a cost of $1.3 million, which will provide saw logs to sawmills in the area and pulp logs for the Celgar mill to use. The Celgar mill also bids on British Columbia timber sales from time to time. The Celgar mill has also commenced second pass harvesting in certain locales to increase harvesting of pulp logs that have traditionally been left as waste after harvesting operations.

Labor

Our labor costs are generally steady, with small overall increases due to inflation in wages and health care costs. Over the last three years, we have been able to largely offset such increases by increasing our efficiencies and production and streamlining operations.

Energy

Our energy is primarily generated from renewable carbon neutral sources, such as black liquor and wood waste. Our mills produce all of our energy requirements and generate excess energy which we sell to third party utilities. In 2016, we generated 1,812,646 MWh and sold 785,845 MWh of surplus energy. See also “– Generation and Sales of ‘Green’ Energy and Chemicals at our Mills”. We utilize fossil fuels, such as natural gas, primarily in our lime kilns and we use a limited amount for start-up and shut-down operations. Additionally, from time to time, mill process disruptions occur and we consume small quantities of purchased electricity and fossil fuels to maintain operations. As a result, all of our mills are subject to fluctuations in the prices for fossil fuels.

Chemicals

Our mills use certain chemicals which are generally available from several suppliers and sourcing is primarily based upon pricing and location. Our chemical costs have generally declined over the last three years through improved efficiencies and capital expenditures and the strength of the dollar.

In connection with our focus on the growing bio-energy market, we sell tall oil, a by-product of our production process which is used as both a chemical additive and as a “green” energy source. In 2016, we generated $12.8 million from the sale of tall oil and other chemicals.

Sales, Marketing and Distribution

Our pulp revenues by geographic area are set out in the following table for the periods indicated:

	Year Ended December 31,
	2016	2015	2014
Revenues by Geographic Area	(in thousands)
Germany	$326,898	$344,843	$346,879
Italy	53,702	53,919	80,730
Other European Union countries(1)	173,585	210,218	250,952
United States	26,985	15,453	39,146
China	221,773	266,632	276,848
Other Asia	31,897	43,981	69,711
Other countries	12,488	11,191	9,366

Total(2)	$847,328	$946,237	$1,073,632

(1)	Excluding Germany and Italy.
(2)	Excluding intercompany sales.

The following charts illustrate the geographic distribution of our pulp revenues as a percentage of our total pulp revenues for the periods indicated:

2016 Geographically Segmented Pulp Sales	2015 Geographically Segmented Pulp Sales	2014 Geographically Segmented Pulp Sales

*Excluding Germany and Italy.

The distribution of our pulp sales by end use are set out in the following table for the periods indicated:

	Year Ended December 31,
	2016	2015	2014
	(in thousands of ADMTs)
Tissue	503	501	542
Specialty	209	227	205
Printing & Writing	663	716	705
Other	54	19	34

	1,429	1,463	1,486

Our global sales and marketing group is responsible for conducting all sales and marketing of the pulp produced at our mills and currently has approximately 15 employees. This group largely handles all European and North American sales directly. Sales to Asia are made directly or through commission agents overseen by our sales group. The global sales and marketing group handles sales to approximately 190 customers. We coordinate and integrate the sales and marketing activities of our German mills to realize on a number of synergies between them. These include reduced overall administrative and personnel costs and coordinated selling, marketing and transportation activities. We also coordinate sales from the Celgar mill with our German mills on a global basis, thereby providing our larger customers with seamless service across all major geographies. In marketing our pulp, we seek to establish long-term relationships by providing a competitively priced, high-quality, consistent product and excellent service. In accordance with customary practice, we maintain long-standing relationships with our customers, pursuant to which we periodically reach agreements on specific volumes and prices.

Our pulp sales are on customary industry terms. At December 31, 2016, we had no material payment delinquencies. In 2016, two customers through several of their operations accounted for 19% and 10%, respectively, of our pulp sales. In 2015, one customer through several of its operations accounted for 16% of our pulp sales. In 2014, one customer through several of its operations accounted for 13% of our pulp sales. We do not believe our pulp sales are dependent upon the activities of any single customer and the loss of any single customer would not have a material adverse effect on us.

Our sales to tissue and specialty paper product manufacturers were approximately 50% of our pulp sales in 2016, 2015 and 2014. Generally tissue producer customers are not as sensitive to cyclical declines in demand caused by downturns in economic activity. The balance of our sales was to other paper product manufacturers.

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

The Celgar mill’s pulp is transported to customers by rail, truck and ocean carrier to ensure timely delivery. The majority of Celgar’s pulp for overseas markets is initially delivered primarily by rail to the Port of Vancouver for shipment overseas by ocean carrier. Based in Western Canada, the Celgar mill is well positioned to service Asian customers. The majority of the Celgar mill’s pulp for domestic markets is shipped by rail directly to the customer or to third party warehouses in the United States. In 2015, we established a logistics and reload center near Trail, British Columbia. The center provides us with additional warehouse space for our Celgar mill and greater transportation flexibility in terms of access to rail and trucking options.

In each of 2016, 2015 and 2014, outbound transportation costs comprised approximately 8%, 9% and 9%, respectively, of our total consolidated cost of sales. Generally, in recent years, our transportation costs have decreased due to the positive impact of a stronger dollar, decreases in fuel costs and higher shipping capacity. We have also taken initiatives to target sales to the most “freight logical” customers.

Capital Expenditures

We have continued to make capital investments designed to increase pulp, “green” energy and chemical generation, reduce costs and improve efficiency and environmental performance at our mills. The improvements made at our mills over the years have increased the competitive position of our facilities.

Total capital expenditures at our mills (excluding any related governmental grants) are set out in the following table for the periods indicated:

	Year Ended December 31,
	2016	2015	2014
	(in thousands of dollars)
Rosenthal	$15,167	$15,690	$16,624
Stendal	7,801	18,490	8,700
Celgar	19,558	12,356	9,288

Total	$42,526	$46,536	$34,612

Capital investments at the Rosenthal mill in 2016 related to a railcar acceptance system for logs and a lime kiln retrofit. In 2015, they related to a wastewater reduction project consisting of an evaporation plant upgrade and completion of an automated chip storage project and, in 2014, they related primarily to the automated chip storage project and a tall oil project.

Capital investments at the Stendal mill in 2016 related to a wastewater reduction project consisting of an evaporation plant upgrade and a project to reduce chloride levels in the process water. In 2015 and 2014, they related primarily to the evaporation plant upgrade.

Certain of our capital investment programs in Germany were partially financed through government grants made available by German federal and state governments. Under legislation adopted by the federal and certain state governments of Germany, government grants are provided to qualifying businesses operating in Eastern Germany to finance capital investments. The grants are made to encourage investment and job creation. For example, the government grants received in connection with our main capital project completed at the Stendal mill in 2013 require us to maintain the employment of core employees for five years after completion of the project, among certain other terms. Previously, government grants were available for up to 35% of the cost of qualified investments. These grants at the 35% of cost level required that at least one permanent job be created for each €0.5 million ($0.5 million) of capital investment eligible for such grants and that such jobs be maintained for a period of five years from the completion of the capital investment project. Generally, government grants are not repayable by a recipient unless such recipient fails to complete the proposed capital investment or, if applicable, fails to create or maintain the requisite amount of jobs or comply with other applicable terms. In the case of such failure, the government is entitled to revoke the grants and seek repayment unless such failure resulted from material unforeseen market developments beyond the control of the recipient, in which case the government may refrain from reclaiming previous grants. Pursuant to legislation in effect at the time, the Stendal mill recorded approximately $350.0 million of government grants. We believe that we are currently in compliance in all material respects with all of the terms and conditions governing the government grants we have received in Germany. See Item 3. “Legal Proceedings”.

The following table sets out, as at the dates indicated, the effect of government grants on the recorded value of such assets in our Consolidated Balance Sheets:

	As at December 31,
	2016	2015	2014
	(in thousands)
Property, plant and equipment, gross amount less amortization	$971,462	$1,015,569	$1,188,195
Less: government grants less amortization	(233,186)	(253,178)	(305,045)

Property, plant and equipment, net (as shown on the Consolidated Balance Sheet)	$738,276	$762,391	$883,150

The following table sets forth, as at the dates indicated, the gross amount of all government grants we have received and capitalized in our balance sheet, the associated amortization and the resulting net balance we include in our property, plant and equipment:

	As at December 31,
	2016	2015	2014
	(in thousands)
Government grants – gross(1)	$467,260	$475,142	$532,696
Less: Accumulated amortization	(234,074)	(221,964)	(227,651)

Government grants less accumulated amortization	$233,186	$253,178	$305,045

(1)	Grants were received in euros and Canadian dollars and amounts change when translated into dollars as a result of changes in currency exchange rates.

Qualifying capital investments at industrial facilities in Germany that reduce effluent discharges offset wastewater fees that would otherwise be required to be paid. For more information about our environmental capital expenditures, see “– Environmental”.

In 2016, capital investments at the Celgar mill included new wood harvesting equipment, a logistics and reload center and other maintenance projects. In 2015, they included the logistics and reload center and other maintenance projects and, in 2014, they included a new chip screening project, the logistics and reload center and maintenance projects.

In January 2014, we commenced the implementation of a new enterprise resource planning, or “ERP”, system to replace our existing business software applications at an estimated cost of $12.0 million. The project was designed to be completed in stages and is expected to be substantially completed in 2017. The ERP system installation will replace a suite of existing legacy systems which, while functional, will begin becoming obsolete in the near future. The ERP solution introduces state-of-the-art, end-to-end business solutions that will provide automation for most aspects of our business.

Excluding costs for projects financed through government grants, capital expenditures, including ERP expenditures, in 2017 are expected to be approximately $48.0 million, comprised principally of approximately:

•	$13.0 million at the Rosenthal mill for a project to reduce wastewater fees and other projects;

•	$17.0 million at the Stendal mill for a project to reduce wastewater fees and other projects; and

•	$18.0 million at the Celgar mill for maintenance and other projects.

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

We are working on some of these initiatives on our own and some with industry associations and others with joint venture partners. Currently, one of the better-developed of these projects is a cellulose derivative generally referred to in the industry as “cellulose filaments”. Cellulose filaments are the result of a new process that unbinds the individual filaments that make up a cellulose fiber. In northern softwoods, there are approximately 1,000 filaments making up a single fiber. The filaments resulting from this patented process are long, ribbon-like structures that have unique strength characteristics similar to other chemical derivatives, such as aramids. We believe that this material may have commercial potential in many applications, including strength enhancers, solution stabilizers and specialty solutions for numerous other industries.

We are part of an industry association that has made considerable progress in developing a particular manufacturing process. We, along with other member companies, including certain other NBSK producers, have license rights to further develop and market existing intellectual property registered under patent to our industry association. The association and one of its member companies have constructed a pilot production facility and we have access to its product for development purposes. While there remains much work to be done, we continue to be encouraged with the results to date and intend to continue to expend resources to develop this technology, both individually and in joint development arrangements with third parties. We currently estimate expenditures totaling approximately $1.0 million in 2017.

Such research and development is still at an early stage and there has been no commercialization of any products to date. We currently estimate it may take about three years before we can determine if product applications can be commercialized. However, there can be no assurance that such research and development will ever result in commercialization or the production or sales of any products by us at a profit or at all.

We have also worked with suppliers to develop new customized forms of railcars in Germany designed to better handle the transportation of logs and chips to our German mills. These customized cars are larger than existing ones and are designed to reduce transportation and handling costs at our German mills. In 2016, we leased and received about 200 such railcars.

We have also worked with equipment suppliers to develop innovative logging equipment to permit us to effect second pass harvesting in the fiber procurement area for the Celgar mill. Such equipment includes customized processing and chipping equipment and trailers for haulage.

Environmental

Our operations are subject to a wide range of environmental laws and regulations, dealing primarily with water, air and land pollution control. We devote significant management and financial resources to comply with all applicable environmental laws and regulations. In particular, the operation of our plants is subject to permits, authorizations and approvals and we have to comply with certain emission limits. Compliance with these requirements is monitored by local authorities and non-compliance may result in administrative orders, fines or closures of the non-compliant mill. Our total capital expenditures on environmental projects at our mills were approximately $2.9 million in 2016, approximately $19.4 million in 2015 and approximately $6.1 million in 2014. In 2017, capital expenditures for environmental projects, principally comprised of projects to reduce wastewater fees and upgrade the effluent system at our German mills, are expected to be approximately $21.0 million.

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

Management further believes that Celgar will continue to operate in substantial compliance with the requirements of all applicable environmental laws and regulations. However, on September 16, 2016, our Celgar mill had a valve issue at its sewage treatment plant which was promptly notified to environmental authorities and was resolved on the same day. Prior to such resolution, the mill discharged effluent into a river which was toxic to fish. After investigation, our Celgar mill received a written warning from the federal environmental authority under the Fisheries Act. While we believe the issue is resolved and completed, we can provide no assurance that a governmental authority will not take any further actions regarding the same, including monetary penalties.

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

In Germany, the price and supply of wood residuals have been affected by an increasing demand from alternative or renewable energy producers and governmental initiatives for carbon neutral energy. Declining energy prices, weaker economies or warm winters such as in 2016, 2015 and 2014 temper the demand for wood chips resulting from initiatives by European governments to promote the use of wood as a carbon neutral energy. Over the long term, this non-traditional demand for fiber is expected to remain strong in Europe. Additionally, the growing interest and focus in British Columbia for renewable “green” energy is also expected to create additional competition for such fiber in that region over time. Such additional demand for wood residuals may increase the competition and prices for wood residuals over time.

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

Human Resources

We currently employ approximately 1,486 people. We have approximately 1,025 employees working in our German operations, including our wood procurement, transportation and sales subsidiaries. In Canada, we have approximately 461 employees, of which 21 are employed at our Vancouver, British Columbia, office.

Rosenthal employs approximately 439 people, the majority of whom are bound by a collective agreement. In July 2015, the Rosenthal mill revised its collective agreement for a two-year period until June 2017. The agreement provided for an initial 2.4% wage increase and a subsequent increase of 2.4% in September 2016.

Stendal employs approximately 579 people, the majority of which are bound by a collective agreement. In 2011, Stendal entered into a seven-year collective agreement, effective July 2011 and expiring in 2018. Since, prior to entering into this collective agreement, Stendal’s employees had relatively lower wages compared to their peers at other German pulp mills, this agreement provided for an approximately 5.5% wage increase in 2012 and a further 2.5% minimum annual wage increase from 2013 to 2015, with no wage increases from 2016 to the agreement’s expiry in 2018.

Celgar employs approximately 440 people, the majority of which are bound by a collective agreement. Celgar entered into a five-year collective agreement with its hourly workers in 2012, which expires in April 2017. The agreement provided for lump sum payments of C$3,750 for all active employees in 2012 and 2013 and wage increases of 2.0%, 2.5% and 3.0% in each of 2014, 2015 and 2016, respectively.

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

Description of Certain Indebtedness

The following summarizes certain material provisions of: (i) our 2019, 2022 and 2024 Senior Notes; (ii) our Stendal Revolving Credit Facility; (iii) our credit facilities related to our Rosenthal mill; and (iv) the Celgar Working Capital Facility. The summaries are not complete and are qualified by reference to the applicable documents and the applicable amendments to such documents on file with the SEC and incorporated by reference herein.

2019, 2022 and 2024 Senior Notes

In November 2014, we issued $250.0 million in aggregate principal amount of 7.000% Senior Notes due 2019, referred to as the “2019 Senior Notes”, and $400.0 million in aggregate principal amount of 7.750% Senior Notes due 2022, referred to as the “2022 Senior Notes”, to refinance our previously outstanding 9.50% Senior Notes due 2017 and Stendal’s two senior project finance facilities.

In 2016, we repurchased and cancelled $23.0 million in aggregate principal amount of our 2019 Senior Notes and, in January 2017, we announced the redemption of all of our remaining 2019 Senior Notes, being $227.0 million in aggregate principal amount, with the net proceeds of an issuance of $225.0 million in aggregate principal amount of 6.500% senior notes due 2024, referred to as the “2024 Senior Notes” and, together with the 2019 Senior Notes and the 2022 Senior Notes, the “2019, 2022 and 2024 Senior Notes”, and cash on hand. The 2024 Senior Notes were issued on February 3, 2017 and our outstanding 2019 Notes will be redeemed on March 1, 2017, subject to our deposit with the paying agent of sufficient funds to pay the redemption price, being $1,035.00 per $1,000.00 of principal amount redeemed, plus accrued and unpaid interest to, but not including the redemption date.

The 2019 Senior Notes were to mature on December 1, 2019 and interest on the 2019 Senior Notes is payable semi-annually in arrears on each June 1 and December 1. The 2022 Senior Notes mature on December 1, 2022 and interest on the 2022 Senior Notes is payable semi-annually in arrears on each June 1 and December 1. Interest is payable to holders of record of the 2022 Senior Notes on the immediately preceding May 15 and November 15 and is computed on the basis of a 360-day year consisting of twelve 30-day months. The 2024 Senior Notes mature on February 1, 2024 and interest on the 2024 Senior Notes is payable semi-annually in arrears on each February 1 and August 1. Interest is payable to holders of record of the 2024 Senior Notes on the immediately preceding January 15 and July 15 and is computed on the basis of a 360-day year consisting of twelve 30-day months.

Commencing December 1, 2017, the 2022 Senior Notes will become redeemable at our option at a price equal to 105.813% of the principal amount redeemed and declining ratably on December 1 of each year thereafter to 100.000% on or after December 1, 2020. Commencing February 1, 2020, the 2024 Senior Notes will become redeemable at our option at a price equal to 103.250% of the principal amount redeemed and declining ratably on December 1 of each year thereafter to 100.000% on or after February 1, 2022.

The indentures governing the 2019, 2022 and 2024 Senior Notes contain covenants limiting, among other things, our ability and the ability of our restricted subsidiaries to: incur additional indebtedness or issue preferred stock; pay dividends or make other distributions to our shareholders; purchase or redeem capital stock or subordinated indebtedness; make investments; create liens; incur restrictions on the ability of our restricted subsidiaries to pay dividends or make other payments to us; sell assets; consolidate or merge with or into other companies or transfer all or substantially all of our assets; and engage in transactions with affiliates. As of December 31, 2016, all of our subsidiaries were restricted subsidiaries.

The 2019, 2022 and 2024 Senior Notes are unsecured and are not guaranteed by any of our operating subsidiaries, all of which are located outside the United States. Our obligations under the 2019, 2022 and 2024 Senior Notes rank: effectively junior in right of payment to all of our existing and future secured indebtedness, to the extent of the assets securing such indebtedness, and all indebtedness and liabilities of our subsidiaries; equal in right of payment with all of our existing and future unsecured senior indebtedness; and senior in right of payment to any of our future subordinated indebtedness.

As at December 31, 2016, $227.0 million in aggregate principal amount of 2019 Senior Notes and $400.0 million in aggregate principal amount of 2022 Senior Notes were outstanding. Upon completion of the redemption of the 2019 Senior Notes and as a result of the issuance of the 2024 Notes, $400.0 million in aggregate principal amount of 2022 Senior Notes and $225.0 million in aggregate principal amount of 2024 Senior Notes will be outstanding.

Stendal Revolving Credit Facility

Our Stendal mill’s €75.0 million revolving credit facility, referred to as the “Stendal Revolving Credit Facility”, with a syndicate of four banks as original lenders matures in October 2019. The principal terms of the Stendal Revolving Credit Facility are as follows:

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

•

Pursuant to the facility, Stendal has provided €4.1 million as at December 31, 2016 as partial cash collateral for variable-to-fixed interest rate swaps, referred to as the “Stendal Interest Rate Swap Contract”, and such contract shares pari passu in the security for the Stendal Revolving Credit Facility. For further information related to the Stendal Interest Rate Swap Contract, see Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” and the notes to our consolidated financials included herein.

•

The facility contains other customary restrictive covenants which, among other things, govern the ability of Stendal to incur liens, sell assets, incur indebtedness, make investments, enter into joint ventures, change its business and issue, repurchase or redeem shares. The facility also contains customary events of default.

As at December 31, 2016, the total amount of funds available under the Stendal Revolving Credit Facility was €75.0 million.

Rosenthal Credit Facilities

Our Rosenthal mill has the following credit facilities:

•

a €25.0 million revolving working capital facility which we extended in 2016 to mature in October 2019, referred to as the “Rosenthal Loan Facility”. The Rosenthal Loan Facility consists of a revolving credit facility which may be utilized by way of cash advances or advances by way of letter of credit or bank guarantees. The interest payable on cash advances is Euribor plus 2.95%, plus certain other costs incurred by the lenders in connection with the facility. Each cash advance is to be repaid on the last day of the respective interest period and in full on the termination date and each advance by way of a letter of credit or bank guarantee shall be repaid on the applicable expiry date of such letter of credit or bank guarantee. An interest period for cash advances shall be one, three or six months or any other period as Rosenthal and the lenders may determine. There is also a 0.90% per annum commitment fee on the unused and uncancelled amount of the revolving facility which is payable semi-annually in arrears. This facility is secured by a first ranking security interest on the inventories and receivables of Rosenthal. It also provides Rosenthal with a hedging facility relating to the hedging of the interest, currency and pulp prices as they affect Rosenthal pursuant to a strategy agreed to by Rosenthal and the lender from time to time. As at December 31, 2016, €3.1 million was supporting bank guarantees, leaving approximately €21.9 million available under this facility; and

•

a €5.0 million revolving credit facility for our Rosenthal mill which bears interest at the rate of the three-month Euribor plus 2.5%. Borrowings under this agreement are secured by certain land at the Rosenthal mill. The facility matures in December 2018. As at December 31, 2016, €3.2 million was supporting bank guarantees.

As at December 31, 2016, the total amount of funds available under the Rosenthal credit facilities was €23.7 million.

Celgar Working Capital Facility

Our Celgar mill’s C$40.0 million revolving credit facility with a Canadian bank, referred to as the “Celgar Working Capital Facility”, matures in May 2019. The facility is available by way of: (i) Canadian and U.S. denominated advances, which bear interest at a designated prime rate per annum, (ii) banker’s acceptance equivalent loans, which bear interest at the applicable Canadian dollar banker’s acceptance plus 1.50% per annum and (iii) dollar LIBOR advances, which bear interest at LIBOR plus 1.50% per annum. The facility includes a C$3.0 million sub-limit for letters of credit. Celgar is required to pay 0.25% per annum on unused availability under the facility and 1.25% per annum on issued but undrawn letters of credit. The availability of the facility is subject to a borrowing base limit that is based on the Celgar mill’s eligible receivable and inventory levels from time to time. The Celgar Working Capital Facility is secured by, among other things, a first priority charge on the inventories and receivables of Celgar. The facility is guaranteed by Mercer Inc. and all material subsidiaries of Celgar. The facility includes a springing financial covenant, which is measured when excess availability under the facility is less than C$5.0 million and which requires Celgar to comply with a 1.10:1.00 fixed charge coverage ratio. The facility also contains restrictive covenants which, among other things, restrict the ability of Celgar to declare and pay dividends, incur indebtedness, incur liens and make payments on subordinated debt. The facility contains customary events of default.

As at December 31, 2016, the total amount of funds available under the Celgar Working Capital Facility was C$38.3 million.

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

Currently, there have been publicly announced significant increases to expand chemical pulp capacity worldwide. Producers have announced projects to increase hardwood kraft pulp capacity by an aggregate of about 3.2 million ADMTs in 2017 and 2018, primarily in South America and Asia. Further capacity increases of about 0.7 million ADMTs have been announced for 2019. This increase in bleached hardwood kraft pulp is largely targeted at the growing demand for pulp in developing markets, particularly in China, by producers of tissues, specialty papers and packaging. If such additional bleached hardwood kraft pulp supply is not absorbed by such demand growth, as a result of generally lower prices for bleached hardwood kraft pulp, this supply increase could put downward pressure on NBSK pulp prices.

Producers have also announced increases to NBSK pulp capacity in 2017 and 2018 of an estimated 1.9 million ADMTs, along with another 0.6 million ADMTs of southern softwood and fluff pulp capacity. Further net capacity increases of NBSK and southern and fluff pulp capacity of about 0.3 million ADMTs have been announced for 2019. At this time, we cannot predict how much of the publicly announced capacity will come on line and when. If such new capacity, particularly for NBSK pulp, is not absorbed in the market or offset by curtailments or closures of older, high-cost NBSK pulp mills, the increase could put downward pressure on NBSK pulp prices and materially adversely affect our results of operations, margin, and profitability.

Demand for pulp has historically been determined primarily by general global macro-economic conditions and has been closely tied to overall business activity. NBSK pulp prices have been and are likely to continue to be volatile and can fluctuate widely over time. Between 2007 and 2016, European list prices for NBSK pulp have fluctuated between a low of approximately $575 per ADMT in 2009 to a high of $1,030 per ADMT in 2011.

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

As demand for pulp has principally historically been determined by general global macro-economic activities, demand and prices for our product have historically decreased substantially during economic slowdowns. A significant economic downturn may affect our sales and profitability. Further, our suppliers and customers may also be adversely affected by an economic downturn. Additionally, restricted credit and capital availability restrains our customers’ ability or willingness to purchase our products resulting in lower revenues. Depending on their severity and duration, the effects and consequences of a global economic downturn could have a material adverse effect on our liquidity and capital resources, including our ability to raise capital, if needed, and otherwise negatively impact our business and financial results.

Our level of indebtedness could negatively impact our financial condition, results of operations and liquidity.

As of December 31, 2016, we had an aggregate principal amount of $627.0 million of indebtedness outstanding. We may also incur additional indebtedness in the future. Our high debt levels may have important consequences for us, including, but not limited to the following:

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

The indentures that govern our 2019, 2022 and 2024 Senior Notes and our bank credit facilities contain restrictive covenants which impose operating and other restrictions on us and our subsidiaries. These restrictions will affect, and in many respects will limit or prohibit, our ability to, among other things, incur or guarantee additional indebtedness, pay dividends or make distributions on capital stock or redeem or repurchase capital stock, make investments or acquisitions, create liens and enter into mergers, consolidations or transactions with affiliates. The terms of our indebtedness also restrict our ability to sell certain assets, apply the proceeds of such sales and reinvest in our business.

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

Our main raw material is fiber in the form of wood chips and pulp logs and represented approximately 60% of our cash production costs in 2016. Fiber is a commodity and both prices and supply are cyclical. Fiber pricing is subject to regional market influences and our costs of fiber may increase in a region as a result of local market shifts. The cost of wood chips and pulp logs is primarily affected by the supply and demand for lumber. Demand for these raw materials is generally determined by the volume of pulp and paper products produced globally and regionally. Governmental regulations related to the environment, forest stewardship and “green” or renewable energy can also affect the supply of fiber. In Germany, governmental initiatives to increase the supply of renewable energy have led to more renewable energy projects in Europe, including Germany. Demand for wood residuals from such energy producers, combined with lower harvesting rates, has generally put upward pressure on prices for wood residuals, such as wood chips, in Germany and its neighboring countries. This has resulted in higher fiber costs for our German mills and such trend could continue to put further upward pressure on wood chip prices. Wood chip supply in Germany was stable during the course of 2015 and 2016 due to stable sawmill production and lower demand from pellet producers and board manufacturers; however, there is no assurance that wood chip supply will continue to be stable or that supply will not be reduced or that fiber costs will not increase in the future.

Similarly, North American sawmill activity declined significantly during the recession, reducing the supply of chips and availability of pulp logs to our Celgar mill. Additionally, North American energy producers are exploring the viability of renewable energy initiatives and governmental initiatives in this field are increasing, all of which could lead to higher demand for sawmill residual fiber, including chips. A recovery in U.S. housing starts, which commenced in the latter part of 2012 and has continued through 2016, resulted in increased sawmill activity. This increased the supply of wood chips for the Celgar mill and reduced its need for pulp logs, which are generally a higher cost for the mill than wood chips. Sawmill activity was stable in Canada during 2015 and 2016; however, there is no assurance that sawmill activity will continue to remain stable or that fiber prices will not increase in the future.

The 2006 Softwood Lumber Agreement which governed softwood lumber exports from Canada to the United States expired in 2015 and a one-year post-expiration period during which the United States agreed not to impose trade sanctions expired in October 2016. In December 2016, the U.S. Department of Commerce initiated investigations, which could result in countervailing and anti-dumping duties on Canadian softwood lumber exports to the United States commencing in the second and third quarters of 2017, respectively. Canada may appeal any such duties to the World Trade Organization. It is uncertain when or if the United States and Canada may settle a new agreement and what terms or restrictions it may contain. Any duties or other restrictions imposed on Canadian softwood lumber exports by the United States could negatively impact Canadian sawmill production in our Celgar mill’s supply area and result in reduced availability and increased costs for wood chips for the mill. While we believe this may be partially offset by increased wood chip supply from U.S. sawmills and pulp log availability, we cannot currently predict the overall effect on our Celgar mill’s overall fiber costs.

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

We sell our pulp globally, with a large percentage sold in Europe, Asia and North America. The markets for pulp are highly competitive. A number of other global companies compete in each of these markets and no company holds a dominant position. Our pulp is considered a commodity because many companies produce similar and largely standardized products. As a result, the primary basis for competition in our markets has been price. Many of our competitors have greater resources and lower leverage than we do and may be able to adapt more quickly to industry or market changes or devote greater resources to the sale of products than we can. There can be no assurance that we will continue to be competitive in the future. Prices for our products are affected by many factors outside of our control and we have no influence over the timing and extent of price changes, which are often volatile. Our ability to maintain satisfactory margins depends, in large part, on managing our costs, particularly raw material and energy costs which represent significant components of our operating costs and can fluctuate based upon factors beyond our control.

The global pulp market has historically been characterized by considerable swings in prices which have and will result in variability in our earnings.

We are exposed to currency exchange rate fluctuations.

We have manufacturing operations in Germany and Canada. Most of the operating costs and expenses of our German mills are incurred in euros and those of our Celgar mill in Canadian dollars. However, the majority of our sales are in products quoted in dollars. Our results of operations and financial condition are reported in dollars. As a result, our costs generally benefit from a strengthening dollar but are adversely affected by a decrease in the value of the dollar relative to the euro and to the Canadian dollar. Such declines in the dollar relative to the euro and the Canadian dollar reduce our operating margins and the cash flow available to fund our operations and to service our debt. This could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Further, while a strengthening dollar generally lowers our costs and expenses, it increases the cost of NBSK pulp to our customers and generally puts downward pressure on pulp prices and reduces our energy and chemical sales revenues as they are sold in euros and Canadian dollars.

Although we report in dollars, we hold certain assets and liabilities, including our mills, in euros and Canadian dollars. We translate foreign denominated assets and liabilities into dollars at the rate of exchange on the balance sheet date. Equity accounts are translated using historical exchange rates. Unrealized gains or losses from these translations are recorded in our other comprehensive income (loss) and do not affect our net earnings, operating income or Operating EBITDA.

Certain intercompany dollar advances between Mercer Inc. and its foreign subsidiaries are held in euros and Canadian dollars. When such advances are translated by the subsidiaries into dollars at the end of each reporting period, the gains or losses thereon are reflected in net earnings.

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

Credit rating agencies rate our debt securities on factors that include our operating results, actions that we take, their view of the general outlook for our industry and their view of the general outlook for the economy. Actions taken by the rating agencies can include maintaining, upgrading or downgrading the current rating or placing the company on a watch list for possible future downgrading. Downgrading the credit rating of our debt securities or placing us on a watch list for possible future downgrading could limit our access to the credit markets, increase our cost of financing and have an adverse effect on the market price of our securities, including the 2019, 2022 and 2024 Senior Notes.

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

Since 2005, our German mills have received emission allowances under the EU ETS. Since our German mills receive stipulated special tariffs under the Renewable Energy Act, the amount of emissions allowances granted to our German mills under the EU ETS has been reduced and, as a result, from time to time, we purchase emission allowances in order to meet statutory requirements. Additionally, such emission allowances are subject to statutory amendment or change in the future.

In 2014, in response to an investigation by the European Commission into whether portions of the Renewable Energy Act constituted unpermitted state aid, the German government amended the Renewable Energy Act. After such amendment, our German mills continued to sell “green” energy into the market at stipulated prices or “tariffs” and were exempted, as “existing installations”, from certain surcharges on the consumption of energy that they generate, or “auto-generation”. The German government further amended the Renewable Energy Act effective January 1, 2017, so that funding for renewable energy is to be allocated through an auction system, primarily to create a competitive bidding process for new installations of wind, solar and biomass energy. However, the amendments provide that existing pulp mills, including our German mills, are ineligible for such auction process and instead will have their tariffs renewed upon expiry of their initial 20-year terms for a further 10-year period, based upon the price received in the last year prior to renewal regressing at a rate of 8% per annum. Our Rosenthal mill’s initial 20-year tariff expires on December 31, 2019 and our Stendal mill’s initial 20-year tariff expires on December 31, 2024. Such 10-year extensions for such mills have been notified by the German government to the European Commission for review for compliance with applicable state aid rules. While we currently expect they will become effective, we can provide no assurance that they will be permitted under EU rules. As a result, we cannot currently predict the effect of promulgated amendments to the Renewable Energy Act on our German mills’ sale or consumption of energy.

Our costs of energy for our operations in Germany could increase in the event that the auto-generation surcharge exemption is removed or reduced in the future. Additionally, if the stipulated tariffs for energy sold by our German mills are reduced in the future, our energy sales in Germany may not be as profitable. Any of the foregoing situations or any combination of them could have a material adverse effect on our results of operations.

We are subject to risks related to our employees.

The majority of our employees are unionized and we have collective agreements in place with our employees at all of our mills. Although we have not experienced any material work stoppages in the past, there can be no assurance that we will be able to negotiate acceptable collective agreements or other satisfactory arrangements with our employees upon the expiration of our collective agreements, including our collective agreement with hourly workers at the Celgar mill which expires in April 2017. This could result in a strike or work stoppage by the affected workers. The registration or renewal of the collective agreements or the outcome of our wage negotiations could result in higher wages or benefits paid to union members. Additionally, changing demographics may make it more difficult for us to recruit skilled employees in the future. Accordingly, we could experience a significant disruption of our operations or higher ongoing labor costs, which could have a material adverse effect on our business, financial condition, results of operations and cash flow. In addition, whenever we seek to reduce workforce at any of our mills, the affected mill’s labor force could seek to hinder or delay such actions, we could incur material severance or other costs, and our operations could be disrupted.

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

The loss of one or more of our officers could make us less competitive in these areas, which could materially adversely affect our business, financial condition, results of operations and cash flows. We do not maintain any key person life insurance for any of our executive or senior mill operating officers.

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

Further, if our transportation providers fail to deliver our pulp in a timely manner, it could negatively impact our customer relationships and we may be unable to manufacture pulp in response to customer orders or sell our pulp at full value. Also, if any of our transportation providers were to cease operations, we may be unable to replace them at a reasonable cost. The occurrence of any of the foregoing events could materially adversely affect our results of operations.

Our new ERP system may cost more than expected, be delayed, fail to perform as planned and interrupt operational transactions during and following the implementation, which could adversely affect our operations and results of operations.

In January 2014, we commenced the implementation of a new ERP solution to replace our existing business software applications at a total estimated cost of $12.0 million. The project was designed to be completed in stages and is expected to be substantially completed in 2017. Such projects are inherently complex, resource intensive and lengthy. As a result, we could experience unplanned or unforeseen issues that could adversely affect the project, our business and/or our results of operations, including:

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

If any of the variety of instruments and strategies we utilize is not effective, we may incur losses which may have a material adverse effect on our business, financial condition, results of operations and cash flow. The purpose of our derivative activity may also be considered speculative in nature; we do not use these instruments with respect to any pre-set percentage of revenues or other formula, but either to augment our potential gains or reduce our potential losses depending on our perception of future economic events and developments.

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

As a result of our international sales and operations, we are subject to trade and economic sanctions and other restrictions imposed by the United States, Canada and other governments or organizations, including prohibitions in the United States against foreign competitors’ (including our operating subsidiaries) receipt of certain unlawful foreign governmental benefits. We are also subject to the U.S. Foreign Corrupt Practices Act, the Canadian Corruption of Foreign Public Officials Act and other anti-bribery laws that generally bar bribes or unreasonable gifts to foreign governments or officials. Changes in trade sanctions laws could restrict our business practices, including cessation of business activities in sanctioned countries or with sanctioned entities, and may result in modifications to compliance programs. Violations of these laws or regulations could result in sanctions including fines, loss of authorizations needed to conduct our international business, the imposition of tariffs or duties, and other penalties, which could adversely impact our business, operating results and financial condition.

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

Rosenthal mill. The Rosenthal mill is situated on a 230 acre site in the town of Blankenstein in the state of Thüringia, approximately 300 kilometers south of Berlin. The Saale river flows through the site of the mill. In late 1999, we completed a major capital project which converted the Rosenthal mill to the production of kraft pulp. It is a single line mill with a current annual production capacity of approximately 360,000 ADMTs of kraft pulp. The mill is self-sufficient in steam and electrical power. Some excess electrical power which is constantly generated is sold to the regional power grid. The facilities at the mill include:

•	an approximately 425,000 square feet fiber storage area;

•	debarking and chipping facilities for pulp logs;

•	an approximately 700,000 square feet roundwood yard;

•	a fiber line, which includes a Kamyr continuous digester and bleaching facilities;

•	a pulp machine, which includes a dryer, a cutter and a baling line;

•	an approximately 60,000 square feet finished goods storage area;

•	a chemical recovery line, which includes a recovery boiler, evaporation plant, recausticizing plant and lime kiln;

•	a fresh water plant;

•	a wastewater treatment plant; and

•	a power station with a turbine capable of producing 57 MW of electrical power from steam produced by the recovery boiler and a power boiler.

Stendal Mill. The Stendal mill is situated on a 200 acre site owned by Stendal that is part of a larger 1,250 acre industrial park near the town of Stendal in the state of Saxony-Anhalt, approximately 300 kilometers north of the Rosenthal mill and 130 kilometers west of Berlin. The mill is adjacent to the Elbe river and has access to harbor facilities for water transportation. The mill is a single line mill with a current annual design production capacity of approximately 660,000 ADMTs of kraft pulp. The Stendal mill is self-sufficient in steam and electrical power. Some excess electrical power which is constantly being generated is sold to the regional power grid. The facilities at the mill include:

•	an approximately 740,000 square feet fiber and roundwood storage area;

•	debarking and chipping facilities for pulp logs;

•	a fiber line, which includes ten SuperBatch™ digesters and bleaching facilities;

•	a pulp machine, which includes a dryer, a cutter and a baling line;

•	an approximately 105,000 square feet finished goods storage area;

•	a chemical recovery line, which includes a recovery boiler, evaporation plant, recausticizing plant and lime kiln;

•	a fresh water plant;

•	a wastewater treatment plant; and

•	a power station with two turbines capable of producing 148 MW of electrical power.

Celgar Mill. The Celgar mill is situated on a 400 acre site near the city of Castlegar, British Columbia. The mill is located on the south bank of the Columbia River, approximately 600 kilometers east of the port city of Vancouver, British Columbia, and approximately 32 kilometers north of the Canada-U.S. border. The city of Seattle, Washington is approximately 650 kilometers southwest of Castlegar. The Celgar mill is a single line mill with a current annual production capacity of approximately 520,000 ADMTs of kraft pulp. Internal power generating capacity resulting from the completion of the Celgar Energy Project in 2010 enables the Celgar mill to be self-sufficient in electrical power and to sell surplus electricity. The facilities at the Celgar mill include:

•	an approximately 25,000 square feet fiber storage area;

•	a woodroom containing debarking and chipping facilities for pulp logs;

•	a fiber line, which includes a dual vessel hydraulic digester, a two stage oxygen delignification system and a four stage bleach plant;

•	two pulp machines, which each include a dryer, a cutter and a baling line;

•	an approximately 28,000 square feet on-site finished goods storage area and an approximately 29,000 square feet off-site finished goods storage area;

•	a chemical recovery line, which includes a recovery boiler, evaporation plant, recausticizing plant and lime kiln;

•	a wastewater treatment system; and

•	a power station with two turbines capable of producing approximately 100 MW of electrical power.

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

In January 2012, we initiated a claim against the Government of Canada for breaches by it of its obligations under NAFTA. Our NAFTA claim relates to our investment in the Celgar mill and arises from the treatment of the Celgar mill’s energy generation assets and operations by the Province of British Columbia, primarily through the actions of B.C. Hydro, a provincially owned and controlled enterprise, and the British Columbia Utilities Commission, a provincial government regulatory agency. Our NAFTA claim is against the Government of Canada, rather than the Province of British Columbia as, under NAFTA, the Canadian government is responsible for the actions of its provinces. Our NAFTA claim alleges that our Celgar mill has received unfair and discriminatory treatment regarding the mill’s ability to purchase and sell energy compared to other pulp mills and entities that generate and sell electricity within the Province of British Columbia. Under our NAFTA claim, we are seeking approximately C$250.0 million in damages consisting of past losses accruing since 2008 and the net present value of projected losses that would result from the ongoing application of discriminatory Provincial policies should the status quo remain unchanged. Our NAFTA claim was heard by a tribunal appointed pursuant thereto in 2015. We currently expect to receive a decision from the tribunal some time in 2017.

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

(a)         Market Information. Our shares are quoted for trading on the NASDAQ Global Select Market under the symbol “MERC” and listed in dollars on the Toronto Stock Exchange under the symbol “MERC.U”. The following table sets forth the high and low sale prices of our shares on the NASDAQ Global Select Market for each quarter in the two-year period ended December 31, 2016:

Fiscal Quarter Ended	High	Low
2016
March 31	$9.54	$5.95
June 30	$10.42	$7.13
September 30	$8.94	$7.03
December 31	$10.75	$7.60
2015
March 31	$15.50	$11.87
June 30	$15.95	$13.00
September 30	$14.21	$8.28
December 31	$11.68	$8.80

(b)         Shareholder Information. As at February 9, 2017, there were approximately 217 holders of record of our shares and a total of 64,694,138 shares were outstanding.

(c)         Dividend Information. On February 8, 2017, our board of directors approved a quarterly dividend of $0.115 per share to be paid to holders of our common stock on April 4, 2017 to shareholders of record on March 28, 2017.

In 2016, our board of directors approved four quarterly dividend payments of $0.115 per share each, the first being paid on April 5, 2016, the second being paid on July 7, 2016, the third being paid on October 4, 2016 and the fourth being paid on January 4, 2017.

The further declaration and payment of dividends is at the discretion of our board of directors and will depend upon various factors, including our earnings, financial condition, restrictions imposed by our credit facilities and the terms of any other indebtedness that may be outstanding, cash requirements, future prospects and other factors deemed relevant by our board of directors. The indentures governing our 2019, 2022 and 2024 Senior Notes and our credit facilities limit our ability to pay dividends or make other distributions on capital stock. See Item 1. “Business – Description of Certain Indebtedness”.

(d)         Equity Compensation Plans. The following table sets forth information as at December 31, 2016 with respect to the shares of our common stock that may be issued under our existing equity compensation plans.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Plan Category
Equity compensation plans approved by shareholders	-	(1)	$-	1,044,478	(2)
Equity compensation plans not approved by shareholders	-		$-	-

(1)

Excludes 38,000 outstanding restricted shares which vest in 2017 and a maximum of 2,068,174 outstanding performance share units, 657,654 of which had vested as at December 31, 2016. The underlying shares of common stock relating to the vested performance share units were issued in February 2017. Of the remaining 1,410,520 performance share units, 433,728 will vest in 2017 and 976,792 will vest in 2018. The actual number of shares of common stock issued in respect of unvested performance share units will vary from 0% to 200% of performance share units granted, based upon achievement of performance objectives established for such awards.

(2)

Represents the number of shares of our common stock remaining available for issuance under the 2010 Plan as of December 31, 2016. Our 2010 Plan replaced the 2004 Plan and the 1992 Plan expired in 2008. Our 2010 Plan provides for options, restricted stock rights, restricted shares, performance shares, performance share units and stock appreciation rights to be awarded to employees, consultants and non-employee directors.

(e)         Performance Graph. The following graph shows a five-year comparison of cumulative total shareholder return, calculated on an assumed dividend reinvested basis, for our common stock, the NASDAQ Stock Market Index, referred to as the “NASDAQ Index”, and Standard Industrial Classification, or “SIC”, Code Index (SIC Code 2611 - pulp mills), referred to as the “Industry Index”. The graph assumes $100 was invested in each of our common stock, the NASDAQ Index and the Industry Index on December 31, 2011. Data points on the graph are annual.

Comparison of Cumulative Total Return

	2011	2012	2013	2014	2015	2016
Mercer International Inc.	$100.00	$117.38	$163.44	$201.48	$152.06	$188.86
SIC Code Index	$100.00	$114.04	$136.21	$152.54	$97.82	$137.58
NASDAQ Stock Market Index	$100.00	$117.45	$164.57	$188.84	$201.98	$219.89

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth selected historical financial and operating data as at and for the years indicated. Our consolidated financial statements as at and for the year ended December 31, 2012 were reported using the euro. Effective October 1, 2013, we changed our reporting currency to the dollar. With the change in reporting currency, all comparative financial information has been recast from euros to dollars to reflect our consolidated financial statements as if they had been historically reported in dollars, consistent with Accounting Standards Codification Topic 830. Certain balance sheet items for 2015, 2014, 2013 and 2012 have been reclassified as a result of our adoption of Accounting Standards Update 2015-03, Simplifying the Presentation of Debt Issuance Costs, and Accounting Standards Update 2015-17, Balance Sheet Classification of Deferred Taxes.

The following selected financial data are qualified in their entirety by, and should be read in conjunction with, our consolidated financial statements and related notes contained in this annual report and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(in thousands, other than per share and per ADMT amounts)
Statement of Operations Data
Revenues
Pulp	$847,328	$946,237	$1,073,632	$996,187	$979,770
Energy and chemicals	84,295	86,967	101,480	92,198	92,966

	$931,623	$1,033,204	$1,175,112	$1,088,385	$1,072,736
Costs and expenses	$817,880	$867,520	$1,013,314	$1,056,725	$1,009,714
Operating income	$113,743	$165,684	$161,798	$31,660	$63,022
Interest expense	$(51,575)	$(53,891)	$(67,516)	$(69,156)	$(71,767)
Foreign exchange gain (loss) on intercompany debt	$(1,140)	$(5,306)	$(4,777)	$904	$-
Gain (loss) on derivative instruments	$(241)	$(935)	$11,501	$19,709	$4,812
Other income (expenses)	$(1,323)	$(601)	$3,186	$311	$(179)
Net income (loss)(1)	$34,943	$75,502	$113,154	$(26,375)	$(15,670)
Net income (loss) per share
Basic	$0.54	$1.17	$1.82	$(0.47)	$(0.28)
Diluted	$0.54	$1.17	$1.81	$(0.47)	$(0.28)
Dividends declared per common share	$0.46	$0.23	$-	$-	$-
Weighted average shares outstanding
Basic	64,631	64,381	62,013	55,674	55,597
Diluted	65,098	64,777	62,515	55,674	55,597
Balance Sheet Data
Current assets	$401,851	$388,811	$357,867	$465,447	$448,993
Current liabilities	$93,170	$104,421	$115,503	$180,259	$179,876
Working capital	$308,681	$284,390	$242,364	$285,188	$269,117
Total assets	$1,158,708	$1,182,817	$1,306,229	$1,531,908	$1,546,977
Long-term liabilities	$686,410	$695,420	$751,846	$1,003,332	$999,339
Total equity	$379,128	$382,976	$438,880	$348,317	$367,762
Other Data
Pulp sales volume (ADMTs)	1,428.7	1,463.1	1,486.4	1,440.1	1,473.5
Pulp production (ADMTs)	1,428.4	1,458.0	1,485.0	1,444.5	1,468.3
Average pulp sales realizations (per ADMT)(2)	$586	$640	$715	$683	$657

(1)	We do not report the effect of government grants relating to our assets in our income. These grants reduce the cost basis of the assets purchased. See Item 1. “Business – Capital Expenditures”.
(2)	Sales realizations after customer discounts, rebates and other selling concessions. Incorporates the effect of pulp price variations occurring between the order and shipment dates.

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

The following discussion and analysis of our financial condition and results of our operations for the years ended December 31, 2016, 2015 and 2014 is based upon and should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this annual report. This annual report contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those indicated in forward-looking statements. See “Cautionary Note Regarding Forward-Looking Statements” and Item 1A. “Risk Factors”.

Results of Operations

General

We operate in the pulp business and our operations are located in Germany and Western Canada. Our mills have a current combined annual production capacity of approximately 1.5 million ADMTs of NBSK pulp and 305 MW of electrical generation.

Markets for NBSK pulp are global, cyclical and commodity based. Our financial performance depends on a number of variables that impact sales and production costs. Sales and production results for kraft pulp are influenced largely by the market price for NBSK pulp, fiber costs and foreign currency exchange rates. Kraft pulp prices are highly cyclical and primarily determined by the balance between supply and demand. Pricing and demand are influenced by global macro-economic conditions, changes in consumption and industry capacity, the level of customer and producer inventories and fluctuations in exchange rates. The average European list prices for NBSK pulp between 2007 and 2016 have fluctuated between a low of $575 per ADMT in 2009 to a high of $1,030 per ADMT in 2011.

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

In 2016, a generally overall strong dollar benefited our costs and expenses, as they are incurred in euros and Canadian dollars.

In 2015, changes in foreign exchange had a very significant effect on revenues, costs and expenses and results of operations, as the dollar was 16% and 14% stronger against the euro and Canadian dollar, respectively, compared to 2014. This largely contributed to a 14% decrease in costs and expenses in 2015 compared to 2014.

In 2014, the dollar was flat against the euro, but 7% stronger against the Canadian dollar, compared to 2013. This contributed to a 4% decrease in costs and expenses in 2014 compared to 2013.

In 2016, largely as a result of the strong dollar and weakening hardwood prices, NBSK prices declined by about 4% compared to 2015. At the end of 2016, the NBSK list price was approximately $990 per ADMT in North America and $810 and $605 per ADMT in Europe and China, respectively. In 2015, although pulp markets and demand were generally stable, the appreciation and the strength of the dollar versus the euro and Canadian dollar resulted in list prices declining by about 8% compared to 2014. In 2014, generally strong markets resulted in average NBSK list prices being about 7% higher than the previous year.

Our pulp sales realizations are list prices, net of customer discounts, rebates and other selling commissions. Over the last three years, these discounts, rebates and commissions, particularly in Europe and North America, have increased as producers compete for customers and sales. Our sales to China are closer to a net price with significantly lower or little discounts and rebates.

Production and sales of surplus energy and chemicals are key revenue sources for us. In 2016, 2015 and 2014, our mills generated and sold 785,845 MWh, 814,966 MWh and 807,758 MWh, respectively, of surplus renewable energy. Initiatives to increase our generation and sales of surplus renewable energy, chemicals and other by-products will continue to be a key focus for us. Such further initiatives may require additional capital spending.

Surplus energy and chemicals are by-products of our pulp production and the volumes generated and sold are primarily related to the rate of pulp production. In 2016, our energy and chemical revenues declined from 2015 as a result of lower sales volumes. Prices for our energy and chemical sales are generally stable and unrelated to cyclical changes in pulp prices. As our energy and chemical sales are sold in the local currencies of our mills, the overall strength of the dollar largely contributed to a decline in revenues therefrom in 2015 compared to 2014.

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

During the past few years, strong sawmilling activity in Germany, coupled with initiatives to increase harvest levels, particularly from small private forest owners, have contributed to a balanced wood market in Germany. A recovery in U.S. housing starts, which commenced in the latter part of 2012 and continued through 2016, resulted in increased sawmill activity in North America. This increased the supply of wood chips for the Celgar mill and reduced its need for pulp logs, which are generally a higher cost for the mill than wood chips.

In 2016, our per unit fiber costs were 8% lower than in 2015, primarily as a result of a balanced wood market in both Germany and the Celgar mill’s fiber basket. In 2015, our per unit fiber costs were 14% lower than in 2014, as a result of the strength of the dollar against the euro and the Canadian dollar. In 2014, our per unit fiber costs decreased by approximately 7% from 2013, primarily as a result of lower average fiber prices in the markets from which our mills source their fiber and the strengthening of the dollar against the Canadian dollar.

Production costs also depend on the total volume of production. High operating rates and production efficiencies permit us to lower our average per ADMT cost by spreading fixed costs over more units. Higher operating rates also permit us to increase our generation and sales of surplus renewable energy and chemicals. Our production levels are also dependent on, among other things, the number of days of maintenance downtime at our mills. The following table sets out the number of days (and ADMTs) of annual maintenance downtime at each of our mills for the periods indicated:

	Year Ended December 31,
	2016		2015		2014
	Days	ADMTs	Days	ADMTs	Days	ADMTs
	(in thousands, except numbers of days)
Rosenthal	10	10.2	11	11.1	10	10.1
Stendal	15	26.7	15	28.1	4	7.5
Celgar	18	24.5	14	19.2	10	14.0

Total	43	61.4	40	58.4	24	31.6

Going forward in 2017, we have scheduled maintenance downtime of 36 days, or approximately 49,200 ADMTs. Unexpected maintenance downtime can be particularly disruptive in our industry.

Our product mix is also important because premium grades of NBSK pulp generally achieve higher prices and profit margins.

Selected 2016 Highlights

In 2016:

•	we achieved strong operating performance and generated $185.7 million in Operating EBITDA* and $34.9 million in net income;

•

we continued to strengthen our balance sheet and increased our cash position to $136.6 million from $99.6 million and our working capital to $308.7 million from $284.4 million, respectively, from the start of the year;

•

overall, per unit fiber costs decreased by approximately 8% at our mills compared to 2015, primarily as a result of a balanced wood market and strong sawmilling activity in both Germany and the Celgar mill’s fiber basket combined with steady progress on several cost reduction initiatives;

•	our board authorized a quarterly cash dividend of $0.115 per share and we returned approximately $29.7 million to our shareholders over the course of the year; and

•

we continued to reduce indebtedness and future debt service costs through the repurchase and cancellation of $23 million of our 7.0% senior notes due 2019 and, in January 2017, we announced the redemption of our remaining 7.0% senior notes with the proceeds of an issuance of $225 million 6.5% senior notes due 2024 and cash on hand.

* See page 60 of this annual report on Form 10-K for a reconciliation of net income to Operating EBITDA.

Current Market Environment

Demand from China and Europe was generally stable in 2016 and supply was generally balanced. However, the strength of the dollar contributed to downward pressure on pulp prices during the year. In 2016, pulp prices in North America were marginally higher than in 2015 while prices in Europe and China decreased by about 6% compared to 2015. At the end of 2016, list prices in North America were approximately $990 per ADMT and list prices in Europe and China were approximately $810 and $605 per ADMT, respectively.

As at December 31, 2016, the NBSK pulp market was generally balanced with world producer inventories at about 32 days’ supply. In addition, we expect to see continued growth in NBSK demand in emerging markets, particularly in China, driven by increasing strong demand from tissue producers.

Summary Financial Highlights

	Year Ended December 31,
	2016	2015	2014
	(in thousands, other than percent and per share amounts)
Pulp revenues	$847,328	$946,237	$1,073,632
Energy and chemical revenues	$84,295	$86,967	$101,480
Operating income	$113,743	$165,684	$161,798
Operating EBITDA(1)	$185,727	$234,017	$239,810
Operating EBITDA margin(1)	20%	23%	20%
Foreign exchange loss on intercompany debt	$(1,140)	$(5,306)	$(4,777)
Gain (loss) on derivative instruments	$(241)	$(935)	$11,501
Income tax benefit (provision)	$(24,521)	$(29,449)	$16,774
Net income	$34,943	$75,502	$113,154
Net income per share
Basic	$0.54	$1.17	$1.82
Diluted	$0.54	$1.17	$1.81
Common shares outstanding at period end	64,694	64,502	64,274

(1)

See “Non-GAAP Financial Measures” for a description of Operating EBITDA and Operating EBITDA margin, their limitations and why we consider them to be useful measures. The following table provides a reconciliation of net income to operating income and Operating EBITDA for the periods indicated:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Net income	$34,943	$75,502	$113,154
Net income attributable to noncontrolling interest	-	-	7,812
Income tax provision (benefit)	24,521	29,449	(16,774)
Interest expense	51,575	53,891	67,516
Foreign exchange loss on intercompany debt	1,140	5,306	4,777
(Gain) loss on derivative instruments	241	935	(11,501)
Other expenses (income)	1,323	601	(3,186)

Operating income	113,743	165,684	161,798
Add: Depreciation and amortization	71,984	68,333	78,012

Operating EBITDA	$185,727	$234,017	$239,810

Selected Production, Sales and Other Data

	Year Ended December 31,
	2016	2015	2014
Pulp production (‘000 ADMTs)	1,428.4	1,458.0	1,485.0
Annual maintenance downtime (‘000 ADMTs)	61.4	58.4	31.6
Annual maintenance downtime (days)	43	40	24
Pulp sales (‘000 ADMTs)	1,428.7	1,463.1	1,486.4
Average NBSK pulp list prices in Europe ($/ADMT)(1)	803	850	928
Average NBSK pulp list prices in China ($/ADMT)(1)	599	643	733
Average NBSK pulp list prices in North America ($/ADMT)(1)	978	972	1,025
Average pulp sales realizations ($/ADMT)(2)	586	640	715
Energy production (‘000 MWh)	1,812.6	1,846.8	1,853.5
Energy sales (‘000 MWh)	785.8	815.0	807.8
Average energy sales realizations ($/MWh)	91	92	110
Average Spot Currency Exchange Rates
$ / €(3)	1.1072	1.1096	1.3297
$ / C$(3)	0.7558	0.7830	0.9060

(1)	Source: RISI pricing report.
(2)	Sales realizations after customer discounts, rebates and other selling concessions. Incorporates the effect of pulp price variations occurring between the order and shipment dates.
(3)	Average Noon Buying Rates over the reporting period.

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

Total revenues in 2016 decreased by approximately 10% to $931.6 million from $1,033.2 million in 2015.

Pulp revenues in 2016 decreased by approximately 10% to $847.3 million from $946.2 million in 2015, due to lower pulp sales realizations and sales volumes.

Energy and chemical revenues decreased by approximately 3% to $84.3 million in 2016 from $87.0 million in 2015, primarily due to lower sales volumes.

Pulp production decreased by approximately 2% to 1,428,384 ADMTs in 2016 from 1,457,973 ADMTs in 2015. In 2016, we had annual maintenance downtime of a total of 43 days (approximately 61,400 ADMTs), 37 days of which were scheduled and six days of which were unscheduled to effect additional work at our Celgar mill. In 2015, we had scheduled annual maintenance downtime of 40 days (approximately 58,400 ADMTs). In 2017, we currently estimate taking an aggregate of 36 days of maintenance downtime at our mills.

We estimate that such maintenance downtime in 2016 adversely impacted our Operating EBITDA by approximately $38.4 million, comprised of approximately $29.8 million in direct out-of-pocket expenses and the balance in reduced production. Many of our competitors that report their financial results using International Financial Reporting Standards, referred to as “IFRS”, capitalize their direct costs of maintenance downtime.

Pulp sales volumes marginally decreased by approximately 2% to 1,428,672 ADMTs in 2016 from 1,463,132 ADMTs in 2015, primarily due to lower production at our Celgar mill due to an extended shut and subsequent slow start up at the mill.

In 2016, list prices for NBSK pulp declined from 2015, largely as a result of the strong dollar and the impact of weakening hardwood pulp prices on NBSK pricing. Average list prices for NBSK pulp in Europe were approximately $803 per ADMT, compared to approximately $850 per ADMT in 2015. Average list prices for NBSK pulp in China and North America were approximately $599 per ADMT and $978 per ADMT, respectively, in 2016, compared to approximately $643 per ADMT and $972 per ADMT, respectively, in 2015.

Average pulp sales realizations decreased by approximately 8% to $586 per ADMT in 2016 from approximately $640 per ADMT in 2015, primarily due to lower list prices.

In 2016, the dollar was flat against the euro and 3% stronger against the Canadian dollar compared to 2015, which had a positive impact on our Canadian dollar denominated costs and expenses. However, this was more than offset by the negative impact of a weaker dollar at year end on our Celgar mill’s dollar-denominated cash balances and receivables, resulting in an overall negative impact of approximately $1.8 million in 2016 compared to 2015.

Costs and expenses in 2016 decreased by approximately 6% to $817.9 million from $867.5 million in 2015, primarily due to lower fiber prices, lower sales volumes and the reversal of $20.8 million in accrued wastewater fees at our German mills.

In 2016, operating depreciation and amortization increased by approximately 5% to $71.5 million from $67.8 million in 2015.

Selling, general and administrative expenses decreased by approximately 4% to $44.5 million in 2016 from $46.2 million in 2015, due to lower costs associated with our completed NAFTA claim.

Transportation costs decreased to $68.1 million in 2016 from $74.4 million in 2015, primarily due to lower pulp shipments to China.

On average, our overall per unit fiber costs in 2016 decreased by approximately 8% from 2015, primarily as a result of a balanced wood market in Germany and the Celgar mill’s fiber basket. In 2016, our per unit fiber costs in Germany were 9% lower than in 2015. In 2016, our Celgar mill’s per unit fiber costs were approximately 6% lower than in 2015, due to strong sawmilling activity in the Celgar mill’s fiber basket. In 2017, we currently expect our overall per unit fiber costs to be generally flat, largely as a result of a continuation of balanced market conditions in both markets.

In 2016, our operating income decreased to $113.7 million from $165.7 million in 2015, primarily due to lower pulp sales realizations and sales volumes, partially offset by lower fiber prices and the reversal of wastewater fee accruals at our German mills.

Interest expense in 2016 decreased by approximately 4% to $51.6 million from $53.9 million in 2015, primarily due to lower indebtedness.

In 2016, we recorded a derivative loss of $0.2 million on the mark to market adjustment of the Stendal Interest Rate Swap Contract, compared to a derivative loss of $0.9 million in 2015.

During 2016, as a result of the strengthening of the dollar versus the euro at the end of 2016, we recorded a non-cash loss on the foreign exchange translation of inter-company debt between Mercer Inc. and its wholly-owned subsidiaries of $1.1 million, compared to $5.3 million in 2015.

During 2016, we recorded an income tax expense of $24.5 million, compared to an income tax expense of $29.4 million in 2015.

Our tax rate is affected by recurring items, such as tax rates in foreign jurisdictions and the related amounts of income we earn in such jurisdictions, as well as discrete items that may occur in any given year but are not consistent from year to year. Our effective tax rate for fiscal 2016 was 41%, compared to 28% in 2015. This increase was due to lower income from entities for which we do not recognize deferred tax assets.

We had net income of $34.9 million, or $0.54 per basic and diluted share, in 2016. In 2015, net income was $75.5 million, or $1.17 per basic and diluted share.

In 2016, Operating EBITDA decreased by 21% to $185.7 million from $234.0 million in 2015, primarily as a result of lower pulp sales realizations and sales volumes, only being partially offset by lower fiber prices and the reversal of wastewater fee accruals at our German mills.

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Total revenues in 2015 decreased by approximately 12% to $1,033.2 million from $1,175.1 million in 2014.

Pulp revenues in 2015 decreased by approximately 12% to $946.2 million from $1,073.6 million in 2014, due to lower pulp sales realizations and sales volumes.

Energy and chemical revenues decreased by approximately 14% to $87.0 million in 2015 from $101.5 million in 2014, primarily due to the impact of a stronger dollar relative to the euro and Canadian dollar, partially offset by higher sales volumes.

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

Average pulp sales realizations decreased by approximately 10% to $640 per ADMT in 2015 from approximately $715 per ADMT in 2014, primarily due to lower list prices resulting from the strength of the dollar.

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

Selling, general and administrative expenses decreased marginally to $46.2 million from $47.9 million in 2014, due to the stronger dollar.

Transportation costs decreased to $74.4 million in 2015 from $88.6 million in 2014, primarily due to the impact of a stronger dollar.

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

In 2015, our operating income increased to $165.7 million from $161.8 million in 2014, primarily due to the effect of a strong dollar, partially offset by lower pulp sales realizations and higher annual maintenance downtime costs.

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

During 2015, as a result of the strengthening of the dollar versus the euro, we recorded a non-cash loss on the foreign exchange translation of inter-company debt between Mercer Inc. and its wholly-owned subsidiaries of $5.3 million, compared to $4.8 million in 2014.

During 2015, we recorded an income tax expense of $29.4 million, compared to a net income tax benefit of $16.8 million in 2014, due to the recognition of income tax loss carryforwards. The effective tax rate for 2015 was 28%. In 2014, the effective tax rate was a recovery as a result of the recognition of deferred German tax assets primarily consisting of tax loss carryforwards.

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

Sensitivities

Our earnings are sensitive to, among other things, fluctuations in:

NBSK Pulp Price. NBSK pulp is a global commodity that is priced in dollars, whose markets are highly competitive and cyclical in nature. As a result, our earnings are sensitive to NBSK pulp price changes. Based upon our 2016 sales volume (and assuming all other factors remained constant), each $10.00 per tonne change in NBSK pulp list prices yields a change in Operating EBITDA of approximately $11.0 million.

Foreign Exchange. Our operating costs are primarily in euros for our German mills and Canadian dollars for our Celgar mill and our principal product, NBSK pulp, is quoted in dollars. As a result, our operating costs when translated into dollars will fluctuate with changes in the value of the dollar relative to the euro and Canadian dollar. Our business and operating margins have materially benefited from the current strengthening of the dollar. Based on our 2016 operating costs, each $0.01 change in the value of the dollar relative to the euro and the Canadian dollar yields a total change in annual operating costs of approximately $8.0 million.

Our energy and chemical sales are made in local currencies and, as a result, decline in dollar terms when the dollar strengthens. Based on our 2016 energy and chemical revenues, each $0.01 change in the value of the dollar relative to the euro and the Canadian dollar yields a total change in energy and chemical revenues of approximately $1.0 million.

The above sensitivity analysis provides only a limited point-in-time view of the NBSK pulp price and foreign exchange rates discussed. The actual impact of the underlying price and rate changes may differ materially from that shown in the sensitivity analysis.

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

Liquidity and Capital Resources

Summary of Cash Flows

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Net cash from operating activities	$140,782	$159,220	$144,588
Net cash used in investing activities	(44,303)	(49,817)	(38,478)
Net cash used in financing activities	(62,377)	(56,664)	(175,752)
Effect of exchange rate on changes in cash, cash equivalents and restricted cash	(2,065)	(7,338)	(14,628)

Net increase (decrease) in cash, cash equivalents and restricted cash	$32,037	$45,401	$(84,270)

Cash Flows from Operating Activities. Cash from operations includes:

•	cash received from customers;

•	cash paid to employees and suppliers;

•	cash paid for interest on our debt; and

•	cash paid or received for taxes.

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

Cash provided by operating activities in 2016 decreased to $140.8 million from $159.2 million in 2015 and $144.6 million in 2014 due to lower operating income. A decrease in accounts receivable provided cash of $9.5 million in 2016, compared to an increase in accounts receivable using cash of $11.3 million in 2015 and $25.1 million in 2014. A decrease in inventories provided cash of $6.8 million in 2016, compared to an increase in inventories using cash of $13.2 million in 2015 and a decrease in inventories providing cash of $6.4 million in 2014. A decrease in accounts payable and accrued expenses used cash of $10.3 million in 2016, compared to an increase in accounts payable and accrued expenses providing cash of $9.7 million in 2015 and a decrease in accounts payable and accrued expenses using cash of $5.4 million in 2014.

Cash Flows from Investing Activities. Cash from investing activities includes:

•	acquisitions of property, plant and equipment;

•	proceeds from the sale of assets; and

•	purchases and sales of short-term investments.

Investing activities in 2016 used cash of $44.3 million, primarily related to capital expenditures of $42.5 million and intangible asset purchases of $1.8 million, primarily related to our ERP project. Investing activities in 2015 used cash of $49.8 million, primarily related to capital expenditures of $46.5 million and intangible asset purchases of $3.8 million, primarily related to our ERP project. Investing activities in 2014 used cash of $38.5 million, primarily related to capital expenditures of $34.6 million and intangible asset purchases of $4.8 million, primarily related to our ERP project.

In 2016, capital expenditures, which used cash of $42.5 million, were primarily related to a railcar acceptance system for logs and a lime kiln retrofit at our Rosenthal mill, a wastewater reduction project consisting of an evaporation plant upgrade and a project to reduce chloride levels in the process water at our Stendal Mill and new wood harvesting equipment, a logistics and reload center and other maintenance projects at our Celgar mill. In 2015, capital expenditures, which used cash of $46.5 million, were primarily related to wastewater reduction projects at our German mills designed to reduce wastewater fees that would otherwise be payable and the completion of an automated chip storage project at the Rosenthal mill. In 2014, capital expenditures, which used cash of $34.6 million, were primarily related to a new chip screening project and a logistics and reload center at our Celgar mill and the automated chip storage project and a new tall oil plant at our Rosenthal mill.

Cash Flows from Financing Activities. Cash from financing activities includes:

•	issuance and payments of debt;

•	borrowings and payments under revolving lines of credit;

•	proceeds from issuances of stock; and

•	payment of cash dividends and repurchases of stock.

In 2016, financing activities used cash of $62.4 million, primarily due to our quarterly dividend payments which used cash of $29.7 million, the repurchase and cancellation of $23.0 million of our 2019 Senior Notes, which used cash of $23.1 million, and scheduled payments in respect of the Stendal Interest Rate Swap Contract, which used cash of $10.9 million. In 2015, financing activities used cash of $56.7 million, primarily due to repayments of our revolving credit facilities, which used cash of $23.1 million, the redemption of the payment-in-kind note issued in respect of the purchase of the minority interest in our Stendal mill in 2014, which used cash of $10.8 million, scheduled payments in respect of the Stendal Interest Rate Swap Contract, which used cash of approximately $13.5 million, and our quarterly dividend payment, which used cash of $7.4 million. In 2014, financing activities used cash of $175.8 million, primarily due to the repurchase of $334.4 million of our senior notes due 2017 and the payout and discharge of the Stendal mill’s then credit facility, which used cash of approximately $891.0 million, and the payment of $20.2 million in associated costs, partially offset by the issuance of shares of our common stock, which provided cash of approximately $53.9 million, the issuance of our 2019 and 2022 Senior Notes, which provided cash of $650.0 million and borrowings on our revolving credit facilities, which provided cash of $26.3 million. In 2014, we received $6.7 million in government grants.

Balance Sheet Data

The following table is a summary of selected financial information for the dates indicated:

	December 31,
	2016	2015
Financial Position	(in thousands)
Cash and cash equivalents	$136,569	$99,629
Working capital	$308,681	$284,390
Total assets	$1,158,708	$1,182,817
Long-term liabilities	$686,410	$695,420
Total equity	$379,128	$382,976

At the end of 2016, as a result of the strengthening of the dollar versus the euro, we recorded a non-cash reduction in the carrying value of our net assets, consisting primarily of our fixed assets, denominated in euros. This non-cash reduction of approximately $14.4 million does not affect our net income, Operating EBITDA or cash flows but is reflected in our other comprehensive income (loss) and as a reduction to our total equity.

Sources and Uses of Funds

Our principal sources of funds are cash flows from operations and cash and cash equivalents on hand. Our principal uses of funds consist of operating expenditures, capital expenditures and interest payments on our currently outstanding 2019 and 2022 Senior Notes.

The following table sets out our total capital expenditures and interest expense for the periods indicated:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Capital expenditures	$42,526	$46,536	$34,612
Cash paid for interest expense(1)	$50,159	$51,975	$65,013
Interest expense(2)	$51,575	$53,891	$67,516

(1)	Amounts differ from interest expense which includes non-cash items. See supplemental disclosure of cash flow information from our consolidated financial statements included in this annual report.
(2)

Interest on our 2019 Senior Notes and our 2022 Senior Notes is paid semi-annually in June and December of each year. In January 2017, we announced the redemption of our 2019 Senior Notes, effective March 1, 2017. See “Business – Description of Certain Indebtedness” for further information.

As at December 31, 2016, our cash and cash equivalents were $136.6 million, compared to cash and cash equivalents of $99.6 million at the end of 2015. As at the end of 2016, we also had cash of $4.3 million held by Stendal used to secure the Stendal Interest Rate Swap Contract.

As at December 31, 2016, we had approximately $132.7 million available under our revolving credit facilities.

As at December 31, 2016, we had no material commitments to acquire assets or operating businesses.

In 2017, excluding amounts being financed through government grants, we currently expect capital expenditures to be approximately $48.0 million.

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

Credit Facilities and Debt Covenants

We had the following principal amounts outstanding under our credit facilities, 2019 Senior Notes and 2022 Senior Notes as at the dates indicated:

	December 31,
	2016	2015
	(in thousands)
Stendal Revolving Credit Facility	$-	$-
Rosenthal Loan Facility	$-	$-
Rosenthal revolving €5.0 million facility	$-	$-
Celgar Working Capital Facility	$-	$-
2019 Senior Notes(1)	$227,000	$250,000
2022 Senior Notes	$400,000	$400,000

(1)	In January 2017, we announced the redemption of our 2019 Senior Notes, effective March 1, 2017. See “Item I. Business – Description of Certain Indebtedness” for further information.

For a description of such indebtedness, see Item 1. “Business - Description of Certain Indebtedness”.

Certain of our long-term obligations contain various financial tests and covenants customary to these types of arrangements.

Under the Stendal Revolving Credit Facility, our Stendal mill must not exceed a ratio of net debt to EBITDA of 2.5:1 in any 12-month period and there must be a ratio of EBITDA to interest expense equal to or in excess of 1.2:1 for each 12-month period. Additionally, current assets to current liabilities must equal or exceed 1.1:1.

Under the Rosenthal Loan Facility, our Rosenthal mill must not exceed a ratio of net debt to EBITDA of 3:1 in any 12-month period and there must be a ratio of EBITDA to interest expense equal to or in excess of 1.2:1 for each 12 month period. Additionally, current assets to current liabilities must equal or exceed 1.1:1.

The Celgar Working Capital Facility includes a covenant that, for so long as the excess amount under the facility is less than C$5.0 million, then until it becomes equal to or greater than such amount, the Celgar mill must maintain a fixed charge coverage ratio of not less than 1.1:1 for each 12-month period.

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

As at December 31, 2016, we were in full compliance with all of the covenants of our indebtedness.

Off-Balance-Sheet Activities

At December 31, 2016 and 2015, we had no off-balance sheet arrangements.

Contractual Obligations and Commitments

The following table sets out our contractual obligations and commitments as at December 31, 2016:

	Payments Due By Period
Contractual Obligations(1)	2017	2018-2019		2020-2021	Beyond 2021		Total
	(in thousands)
Debt(2)	$-	$227,000	(3)	$-	$400,000	(3)	$627,000
Interest rate derivative	6,522	-		-	-		6,522
Interest on debt(4)	48,141	94,694		62,000	28,417		233,252
Capital lease obligations(5)	3,908	7,490		3,867	12,208		27,473
Operating lease obligations(6)	1,666	2,616		1,102	-		5,384
Purchase obligations(7)	4,996	3,186		361	-		8,543
Other long-term liabilities(8)	3,949	6,343		6,474	16,843		33,609

Total	$69,182	$341,329		$73,804	$457,468		$941,783

(1)

We have identified approximately $4.7 million of asset retirement obligations. However, due to the uncertain timing related to these potential liabilities, we are unable to allocate the payments in the contractual obligations table.

(2)

This reflects the future principal payments due under our long-term debt obligations. See Item 1. “Business - Description of Certain Indebtedness” and Note 6 to our consolidated financial statements included herein for a description of such indebtedness.

(3)

In January 2017, we announced the redemption of our 2019 Senior Notes, effective March 1, 2017, and the issuance of $225.0 million in aggregate principal amount of our 2024 Senior Notes. See Item 1. “Business - Description of Certain Indebtedness” for further information.

(4)

Amounts presented for interest payments assume that all debt outstanding as of December 31, 2016 will remain outstanding until maturity, and interest rates on variable rate debt in effect as of December 31, 2016 will remain in effect until maturity.

(5)	Capital lease obligations relate to transportation vehicles and production equipment. These amounts reflect principal and imputed interest.
(6)	Operating lease obligations relate to transportation vehicles and other production and office equipment.
(7)	Purchase obligations relate primarily to take-or-pay contracts, including for purchases of raw materials, made in the ordinary course of business.
(8)

Other long-term liabilities relate primarily to future payments that will be made for post-employment benefits. Those amounts are estimated using actuarial assumptions, including expected future service, to project the future obligations. Additionally, the balance also includes pension funding which is calculated on an annual basis. Consequently, the 2017 amount includes $0.9 million related to pension funding.

Foreign Currency

Our reporting currency is the dollar. However, we hold certain assets and liabilities in euros and Canadian dollars and the majority of our expenditures are denominated in euros or Canadian dollars. Accordingly, our consolidated financial results are subject to foreign currency exchange rate fluctuations.

We translate foreign denominated assets and liabilities into dollars at the rate of exchange on the balance sheet date. Equity accounts are translated using historical exchange rates. Unrealized gains or losses from these translations are recorded in our other comprehensive income (loss) and do not affect our net earnings.

In the year ended December 31, 2016, we reported a net $14.4 million foreign currency translation loss and, as a result, the cumulative foreign exchange translation loss reported within accumulated other comprehensive loss increased to $170.6 million as at December 31, 2016. In the year ended December 31, 2015, we reported a net $123.0 million foreign currency translation loss.

Based upon the exchange rate at December 31, 2016, the dollar increased by approximately 3% in value against the euro and decreased by approximately 3% in value against the Canadian dollar since December 31, 2015. See Item 7A. “Quantitative and Qualitative Disclosures about Market Risk”.

Credit Ratings of 2019, 2022 and 2024 Senior Notes

We and our 2019 and 2022 Senior Notes are rated by Standard & Poor’s Rating Services, referred to as “S&P”, and Moody’s Investors Service, Inc., referred to as “Moody’s”. On October 14, 2016, Moody’s upgraded its current rating on our 2019 and 2022 Senior Notes to B1 from B2 and upgraded our corporate family rating to Ba3 from B1, maintaining its outlook as “stable”. On October 20, 2016, S&P upgraded its current rating on our 2019 and 2022 Senior Notes to BB- from B+ and upgraded our long-term corporate credit rating to BB- from B+, maintaining its outlook as “stable”.

S&P and Moody’s base their assessment of the credit risk on our 2019 and 2022 Senior Notes on the business and financial profile of Mercer Inc. and our restricted subsidiaries under the indentures governing the 2019 and 2022 Senior Notes. As of December 31, 2016, all of our subsidiaries are restricted subsidiaries. Factors that may affect our credit rating include changes in our operating performance and liquidity. Credit rating downgrades can adversely impact, among other things, future borrowing costs and access to capital markets.

Credit ratings are not recommendations to buy, sell or hold securities and may be subject to revision or withdrawal by the assigning rating organization. Each rating should be evaluated independently of any other rating.

In January 2017, we announced the redemption of all of our outstanding 2019 Senior Notes and the issuance of $225.0 million aggregate principal amount of 2024 Senior Notes. Moody’s rating on the 2024 Senior Notes is B1 and its outlook is stable and S&P’s rating on the 2024 Senior Notes is BB- and its recovery rating is “3”.

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

Pension and Other Post-Retirement Benefit Obligations

We maintain a defined benefit pension plan and other post-retirement benefit plan for certain employees at our Celgar mill which is funded based on actuarial estimates and requirements and are non-contributory. We recognize the net funded status of the plan and we record net periodic benefit costs associated with these net obligations. As at December 31, 2016, we had pension and other post-retirement benefit obligations aggregating $59.1 million and accumulated pension plan assets with a fair value of $33.0 million. Our 2016 net periodic pension and other post-retirement benefit costs were $2.0 million. The amounts recorded for the net pension and other post-retirement obligations include various judgments and uncertainties.

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

Variations in assumptions described above could have a significant effect on the pension and other post-retirement benefit net periodic benefit cost and obligation reported in our consolidated financial statements. For example, a one-percentage point change in any one of the following assumptions would have increased (decreased) our 2016 net periodic benefit cost and our accrued benefit obligation as follows:

	Net periodic benefit cost		Accrued benefit obligation
	1% increase	1% decrease	1% increase	1% decrease
Assumption	($ in thousands)
Discount rate	112	(185)	(7,077)	8,102
Return on assets	(294)	294	N/A	N/A
Rate of compensation	15	(15)	359	(355)
Health care cost trend rate	32	(34)	578	(564)

Deferred Taxes

As at December 31, 2016, we had $11.0 million in deferred tax assets and $17.3 million in deferred tax liabilities, resulting in a net deferred tax liability of $6.3 million. Our tax assets are net of an $81.4 million valuation allowance. Our deferred tax assets are comprised primarily of tax loss carryforwards and deductible temporary differences, both of which will reduce taxable income in the future. We assess the realization of these deferred tax assets at each reporting period to determine whether it is more likely than not that the deferred tax assets will be realized. Our assessment includes a review of all available positive and negative evidence, including, but not limited to, the following:

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

Property, Plant and Equipment

As at December 31, 2016, we had property, plant and equipment recorded in our Consolidated Balance Sheet of $738.3 million. In 2016, we recorded depreciation and amortization for property, plant and equipment of $69.1 million.

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

As at December 31, 2016 and 2015, we had no outstanding derivatives, other than the Stendal Interest Rate Swap Contract.

However, in the future, we may from time to time use foreign exchange derivatives to convert some of our costs (including currency swaps relating to our long-term indebtedness) from euros to dollars as our principal product is priced in dollars. We have also converted some of our costs to dollars by issuing long-term dollar-denominated debt in the form of our 2019 Senior Notes, 2022 Senior Notes and, commencing in February 2017, 2024 Senior Notes. We may also from time to time use pulp price derivatives to fix price realizations and interest rate derivatives to fix the rate of interest on indebtedness.

In August 2002, Stendal entered into the Stendal Interest Rate Swap Contract in connection with its long-term indebtedness relating to the Stendal mill to fix the interest rate thereunder at the then low level, relative to its historical trend and projected variable interest rate. Under the Stendal Interest Rate Swap Contract, Stendal pays a fixed rate and receives a floating rate with the interest payments being calculated on a notional amount. The interest rates payable thereunder were swapped into fixed rates based on the Euribor rate for the repayment periods of the tranches under Stendal’s indebtedness. Stendal effectively converted its indebtedness from a variable interest rate loan into a fixed interest rate loan. The Stendal Interest Rate Swap Contract was left in place following the refinancing of Stendal’s indebtedness in November 2014.

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

The following table and the notes thereto sets forth the maturity date, the notional amount, the recognized gain or loss and the strike and swap rates for derivatives that were in effect during 2016 and 2015:

		December 31, 2016		December 31, 2015
Derivative Instrument	Maturity Date	Notional Amount	Recognized Gain (Loss)	Notional Amount	Recognized Gain (Loss)
		(in millions)	(in thousands)	(in millions)	(in thousands)
Stendal interest rate swap(1)	October 2017	$135.4	$ (241)	$209.0	$ (935)

(1)

In 2002, Stendal entered into the Stendal Interest Rate Swap Contract with respect to an aggregate maximum amount of approximately €612.6 million of the principal amount of the long-term indebtedness under its then credit facility. The remaining contract commenced in April 2005 for a notional amount of €612.6 million, with an interest rate of 5.28%, and the notional amount gradually decreases and the contract terminates in October  2017.

Interest Rate Risk

Fluctuations in interest rates may affect the fair value of fixed interest rate financial instruments which are sensitive to such fluctuations. A decrease in interest rates may increase the fair value of such fixed interest rate financial instrument assets and an increase in interest rates may decrease the fair value of such fixed interest rate financial instrument liabilities, thereby increasing our fair value. An increase in interest rates may decrease the fair value of such fixed interest rate financial instrument assets and a decrease in interest rates may increase the fair value of such fixed interest rate financial instrument liabilities, thereby decreasing our fair value. We may seek to manage our interest rate risks through the use of interest rate derivatives. For a discussion of our interest rate derivatives including maturities, notional amounts, gains or losses and swap rates, see “- Derivatives”.

The following tables provide information about our exposure to interest rate fluctuations for the financial instruments sensitive to such fluctuations as at December 31, 2016 and expected cash flows from these instruments:

	As at December 31, 2016
	Total	Fair Value	Expected maturity date
			2017	2018	2019	2020	2021	Thereafter
	(in thousands, other than percentages)
Liabilities
Long-term debt:
Fixed rate ($)(1)(2)	627,000	654,378	-	-	227,000	-	-	400,000
Average interest rate	7.47%	7.47%

	Notional Amount	Fair Value	Expected maturity date
			2017	2018	2019	2020	2021	Thereafter
	(in thousands, other than percentages)
Interest Rate Derivative Liability
Interest rate swap:
Variable to fixed ($)(3)	135,432	6,522	135,432	-	-	-	-	-
Average pay rate	5.28%	5.28%	5.28%	-	-	-	-	-
Average receive rate	(0.20)%	(0.20)%	(0.20)%	-	-	-	-	-

(1)

2019 Senior Notes bearing interest at 7.0%, principal amount $227.0 million. In January 2017, we announced the redemption of our 2019 Senior Notes, effective March 1, 2017. See “Item 1. Business – Description of Certain Indebtedness” for further information.

(2)	2022 Senior Notes bearing interest at 7.75%, principal amount $400.0 million.
(3)	The Stendal Interest Rate Swap Contract.

Foreign Currency Exchange Rate Risk

Our reporting currency is the dollar. However, we hold financial instruments denominated in euros and Canadian dollars which are sensitive to foreign currency exchange rate fluctuations. A depreciation of these currencies against the dollar will decrease the fair value of such financial instrument assets and an appreciation of these currencies against the dollar will increase the fair value of such financial instrument liabilities, thereby decreasing our fair value. An appreciation of these currencies against the dollar will increase the fair value of such financial instrument assets and a depreciation of these currencies against the dollar will decrease the fair value of financial instrument liabilities, thereby increasing our fair value. We may seek to manage our foreign currency risks by utilizing foreign exchange rate derivatives. For a discussion of such derivatives including maturities, notional amounts, gains or losses and strike rates, see “– Derivatives”.

The following table provides information about our exposure to foreign currency exchange rate fluctuations for the carrying amount of financial instruments sensitive to such fluctuations as at December 31, 2016 and expected cash flows from these instruments:

	As at December 31, 2016
	Carrying Value	Fair Value	Expected maturity date
Financial Instruments			2017	2018	2019	2020	2021	Thereafter
	(in thousands)
in euros
Cash and cash equivalents	63,078	63,078	63,078	-	-	-	-	-
Restricted cash	4,100	4,100	4,100	-	-	-	-	-
Accounts receivable	53,847	53,847	53,847	-	-	-	-	-
Accounts payable and accrued liabilities	44,665	44,665	44,665	-	-	-	-	-
Derivative financial instruments	6,180	6,180	6,180	-	-	-	-	-
Capital leases	20,502	20,502	2,931	2,428	3,113	1,341	1,270	9,419

in Canadian dollars
Cash and cash equivalents	11,728	11,728	11,728	-	-	-	-	-
Accounts receivable	4,166	4,166	4,166	-	-	-	-	-
Accounts payable and accrued liabilities	29,113	29,113	29,113	-	-	-	-	-
Capital leases	1,393	1,393	276	276	276	276	276	13

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

The consolidated financial statements and supplementary data required with respect to this Item 8, and as listed in Item 15 of this annual report on Form 10-K, are included in this annual report on Form 10-K commencing on page 88.

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

Management assessed the effectiveness of Mercer’s internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework, as issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment and those criteria, management concluded that Mercer maintained effective internal control over financial reporting as of December 31, 2016.

The effectiveness of Mercer’s internal control over financial reporting as of December 31, 2016 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their attestation report which appears within.

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

Executive Chairman, Chief Executive Officer and Directors

We are governed by a board of directors, referred to as the “Board”, each member of which is elected annually. The following sets forth information relating to our directors and executive officers.

Jimmy S.H. Lee, age 59, has served as director since May 1985, as President and Chief Executive Officer from 1992 to July 2015 and as Executive Chairman since July 2015. In March 2016, Mr. Lee was appointed a director of Golden Valley Mines Ltd. Previously, during the period when MFC Bancorp Ltd. was our affiliate, he served as a director from 1986 and President from 1988 to December 1996 when it was spun out. Mr. Lee was also a director of Quinsam Capital Corp. from March 2004 to November 2007 and Fortress Paper Ltd. from August 2006 to April 2008. During Mr. Lee’s tenure with Mercer, we acquired the Rosenthal mill and converted it to the production of kraft pulp, constructed and commenced operations at the Stendal mill and acquired the Celgar mill. He holds a Bachelor of Science degree in Chemical Engineering from the University of British Columbia, Canada. Mr. Lee possesses particular knowledge and experience in our business as a “founder” and as our Chief Executive Officer for over 24 years. He also has broad knowledge and experience in finance and banking, credit markets, international pulp markets, derivative risk management and capital allocation. Through his experience and background, Mr. Lee provides vision and leadership to the Board. Mr. Lee also provides the Board with insight and information regarding our strategy, operations and business.

David M. Gandossi, age 59, has served as a director and as Chief Executive Officer and President since July 2015 and served as Executive Vice-President, Chief Financial Officer and Secretary from August 2003 to July 2015. His previous roles included Chief Financial Officer and other senior executive positions with Formation Forest Products and Pacifica Papers Inc. Since 2007, Mr. Gandossi has chaired the B.C. Pulp and Paper Task Force, a joint government industry and labor effort mandated to identify measures to improve the competitiveness of the British Columbia pulp and paper industry. He also participated in the Pulp and Paper Advisory Committee to the BC Competition Council and was a member of B.C.’s Working Roundtable on Forestry. He is currently a director of FPInnovations and Chair of the FPI National Research Advisory Committee. He also co-chairs the BC Bio-economy Transformation Council, a collaborative effort between Government and industry. Mr. Gandossi holds a Bachelor of Commerce degree from the University of British Columbia and is a Fellow of the Institute of Chartered Accountants of British Columbia in Canada.

Eric Lauritzen, age 78, has served as a director since June 2004. From 1994 until his retirement in 1998, he was President and Chief Executive Officer of Harmac Pacific, Inc., a TSX-listed pulp producer that was acquired by Pope & Talbot Inc. From 1981 to 1994, he served as Vice President, Pulp and Paper Marketing of MacMillan Bloedel Limited, a TSX-listed North American pulp and paper company that was acquired by Weyerhaeuser Company Limited. Mr. Lauritzen has accumulated extensive executive, production and marketing experience in the pulp and paper industry, particularly in the softwood kraft pulp sector. He received his Bachelor of Commerce degree in 1961 from the University of British Columbia and his M.B.A. in 1963 from Harvard Business School. Mr. Lauritzen brings to the Board broad industry and leadership experience and understanding of the pulp business on a global basis, including sales and marketing. He also provides leadership to our Board on board practices, governance matters and succession planning in his role as the Lead Director of the Board.

William D. McCartney, age 61, has served as a director since January 2003. He has been the President and Chief Executive Officer of Pemcorp Management Inc., a corporate finance and management consulting firm, since its inception in 1990. From 1984 to 1990, he was a founding partner of Davidson &

Company, Chartered Accountants, where he specialized in business advisory services. He has been involved with numerous capital restructuring and financing events involving several public companies and brings substantial knowledge relating to the financial accounting and auditing processes. He is a member of the Local Advisory Committee of the TSX and TSX Venture Exchange. He is a chartered accountant and has been a member of the Canadian Institute of Chartered Accountants since 1980. He holds a Bachelor of Arts degree in Business Administration from Simon Fraser University. Mr. McCartney has extensive experience in accounting, financial and capital markets. He provides the Board with insight and leads its review and understanding of accounting, financial and reporting matters. Mr. McCartney provides the Board experience and leadership on accounting and financial matters in his role as Chair of the Board’s Audit Committee.

Graeme A. Witts, age 78, has served as a director since 2003. He is also a director and the former Chairman of Azure Property Group, SA, a European hotel group. He organized Sanne Trust Company Limited, a trust company located in the Channel Islands, in 1988 and was Managing Director from 1988 to 2000, when he retired. Mr. Witts has previous executive experience with the Procter & Gamble Company, as well as with Clarks shoes. He also has experience in government auditing and brings significant financial accounting knowledge from a global perspective. Mr. Witts is a Fellow of the Institute of Chartered Accountants of England and Wales and holds a masters degree in chemistry from Oxford University and a research degree in magnetic resonance. Mr. Witts has extensive experience in global accounting and financial matters, which he brings to the Board along with senior executive experience with large international companies. His broad knowledge and senior level experience in European businesses, accounting and financing matters provide valuable insights to the Board.

Bernard Picchi, age 67, has served as a director since June 2011. He is now Managing Director of Private Wealth Management for Palisade Capital Management, LLC, of Fort Lee, New Jersey, and has been in that role since July 2009. Before joining Palisade, Mr. Picchi served as Managing Partner of Willow Rock Associates from August 2008 through June 2009, a company which advised securities firms on energy investments. From March 2003 through July 2008, Mr. Picchi served as Senior Energy Analyst at two independent research firms based in New York City, Foresight Research Solutions (2003-2005) and Wall Street Access (2006-2008). From 1999 through 2002, he was Director of U.S. Equity Research at Pittsburgh-based Federated Investors, where he also managed the Capital Appreciation Fund, a 5-star rated (during his tenure) $1.5 billion equity mutual fund. Before Federated Investors, Mr. Picchi enjoyed a 20-year career on Wall Street (Salomon Brothers, Kidder Peabody, and Lehman Brothers) both as an award-winning energy analyst and as an executive (Director of U.S. Equity Research at Lehman in the mid-1990s). He began his post-college career at Mellon Bank in Pittsburgh, Pennsylvania. Mr. Picchi holds a Bachelor of Science degree in Foreign Service from Georgetown University, and he has achieved the professional designation Chartered Financial Analyst. He has also served on various non-profit boards, most notably that of the Georgetown University Library on which he has served for the past 30 years. Mr. Picchi brings to our Board his significant experience and financial expertise in the capital markets, investments and analysis of public companies. His broad experience in the capital markets and particularly as a financial analyst and wealth manager provide the Board with valuable insight into the expectations, concerns and interests of investors, shareholders and the capital markets generally.

James Shepherd, age 64, has served as a director since June 2011. He is also currently a director of Buckman Laboratories International Inc. Mr. Shepherd was President and Chief Executive Officer of Canfor Corporation from 2004 to 2007 and Slocan Forest Products Ltd. from 1999 to 2004. He is also the former President of Crestbrook Forest Industries Ltd. and Finlay Forest Industries Limited and the former Chairman of the Forest Products Association of Canada. Mr. Shepherd has previously served as a director of Conifex Timber Inc., Canfor Corporation and Canfor Pulp Income Fund (now Canfor Pulp Products Inc.). Mr. Shepherd holds a degree in Mechanical Engineering from Queen’s University. Mr. Shepherd has held several chief executive officer leadership and other senior positions in the forest industry. As a result,

Mr. Shepherd brings to the Board extensive senior executive experience relevant to our operations and an understanding of all aspects of the forest products business, ranging from fiber harvesting to lumber and pulp and paper operations. He also brings to our Board significant experience and background in the designing, execution and implementation of large, complex capital projects at large manufacturing facilities like our mills.

R. Keith Purchase, age 72, has served as a director since June 2012. Mr. Purchase was Executive Vice-President and Chief Operating Officer for MacMillan Bloedel Ltd. from 1998 to 1999, President and Chief Executive Officer of TimberWest Forest Ltd. from 1994 to 1998 and Managing Director of Tasman Pulp and Paper from 1990 to 1994. Mr. Purchase was previously a director of Catalyst Paper Corporation and Chair of its board of directors. Mr. Purchase has held several very senior positions in significant companies involved in the forestry industry. He brings to the Board extensive senior executive experience relevant to the Company’s operations, as well as significant board of director leadership experience from a wide variety of companies.

Nancy Orr, age 66, has served as a director since May 2013. Ms. Orr is also a director of Protocol Biomass Corp., Prometic Life Sciences Inc. and Ressources Québec, a subsidiary of Investissement Québec. Ms. Orr’s previous experience includes serving as President of Dynamis Group Inc. from 1991 to 2007, a private company involved in the energy and wood recycling sectors in Europe and the United States. Ms. Orr also served as Interim Chief Financial Officer of Redline Communications Inc., where she also served as a director, Chair of its Audit Committee and a member of its Compensation Committee. She brings to the Board significant experience as a senior executive, director and audit and compensation committee member of a wide variety of publicly traded companies and government corporations, including the Bank of Canada, Dundee Wealth Management Inc., Fibrek Inc., Donohue Inc., les Services Financiers CDPQ – la Caisse de dépôt et placement du Québec, H.E.C. Montréal and FRV Media Inc. Ms. Orr is a member of the Women Corporate Directors and a Fellow member of the Chartered Professional Accountants of Quebec and holds a Master of Business Administration from Queen’s University and a Bachelor of Arts degree from the University of Western Ontario. Ms. Orr brings to the Board extensive experience and knowledge in the forest products industry and in financial and accounting matters. She provides the Board with valuable experience and insight into board and governance practices and accounting matters.

Other Executive Officers

David K. Ure, age 49, returned to Mercer in September 2013, assuming the role of Senior Vice President, Finance from September 2013 to July 2015 and the role of Chief Financial Officer and Secretary from July 2015. Prior to serving as Vice President, Finance of Sierra Wireless Inc., Mr. Ure was Vice President, Controller at Mercer from 2006 to 2010. He has also served as Controller at various companies including Catalyst Paper Corp., Pacifica Papers Inc., and Trojan Lithograph Corporation, as well as CFO and Secretary of Finlay Forest Industries Inc. Mr. Ure has over 15 years’ experience in the forest products industry. He holds a Bachelor of Commerce in Finance from the University of British Columbia, Canada and is a member of the Certified General Accountants’ Association of Canada.

Leonhard Nossol, age 59, has served as our Group Controller for Europe since August 2005. He has also been Managing Director of Rosenthal since 1997 and the sole Managing Director of Rosenthal since 2005. Before joining Mercer, Mr. Nossol was Director, Finance and Administration for a German household appliance producer from 1992 to 1997. Prior to this, he was Operations Controller at Grundig AG (consumer electronics) in Nürnberg. Mr. Nossol has been a member of the German Industry Federation’s (BDI) Tax Committee since 2003. He was elected President of the German Wood Users Association (AGR) in 2013. Mr. Nossol holds a Political Science degree from Freie Universität Berlin and a degree in Business Management from the University of Applied Sciences in Berlin.

Richard Short, age 49, has served as Vice President, Controller since February 2014 and as Controller from November 2010 to February 2014, prior to which he served as Controller and Director, Corporate Finance since joining Mercer in 2007. Previous roles include Controller, Financial Reporting from 2006 to 2007 and Director, Corporate Finance from 2004 to 2006 with Catalyst Paper Corporation and Assistant Controller at the Alderwoods Group Inc. Mr. Short holds a Bachelor of Arts in Psychology from the University of British Columbia and has been a member of the Canadian Institute of Chartered Accountants since 1993.

David M. Cooper, age 63, has served as Vice President of Sales and Marketing for Europe since 2005. Mr. Cooper previously held a variety of senior positions around the world at Sappi Ltd. from 1982 to 2005. These roles included the sales and marketing of various pulp and paper grades and the management of a manufacturing facility. Mr. Cooper has more than thirty years of diversified experience in the international pulp and paper industry.

Eric X. Heine, age 53, has served as Vice President of Sales and Marketing for North America and Asia since June 2005. Mr. Heine was previously Vice President Pulp and International Paper Sales and Marketing for Domtar Inc. from 1999 to 2005. Mr. Heine has over twenty-five years of experience in the pulp and paper industry, including developing strategic sales channels and market partners to build corporate brands. He holds a Bachelor of Science in Forestry (Wood Science) from the University of Toronto, Canada.

Wolfram Ridder, age 55, has served as Vice President of Business Development since 2005, prior to which he served as Managing Director at Mercer’s Stendal mill from 2001 to 2005. Mr. Ridder also served as Vice President Pulp Operations, Assistant to CEO from 1999 to 2005 and Assistant Managing Director at the Rosenthal mill from 1995 to 1998. Prior to joining Mercer, Mr. Ridder worked as a Scientist for pulping technology development at the German Federal Research Center for Wood Science and Technology in Hamburg from 1988 to 1995. Mr. Ridder has a Master of Business Administration and a Master of Wood Science and Forest Product Technology from Hamburg University.

Genevieve Stannus, age 46, has served as Treasurer since July 2005, prior to which she served as Senior Financial Analyst since joining Mercer in August 2003. Prior to her role at Mercer, Ms. Stannus held Senior Treasury Analyst positions with Catalyst Paper Corporation and Pacifica Papers Inc. Ms. Stannus has over twenty years of experience in the forest products industry. She is a member of the Certified General Accountants Association of Canada.

Brian Merwin, age 43, has served as Vice President, Strategic Initiatives since February 2009. Mr. Merwin previously held roles within Mercer such as Director, Strategic and Business Initiatives, and Business Analyst. He was a key member of the Celgar Energy Project, and was instrumental in the development of the B.C. Hydro energy purchase agreement and securing the ecoENERGY grant. Mr. Merwin has a Master of Business Administration from the Richard Ivey School of Business in Ontario, Canada and a Bachelor of Commerce degree from the University of British Columbia, Canada.

We also have experienced mill managers at all of our mills who have operated through multiple business cycles in the pulp industry.

The Board met six times during 2016 and each current member of the Board attended 100% of the total number of such meetings and meetings of the committees of the Board on which they serve during their term. In addition, our independent directors regularly meet in separate executive sessions without any member of our management present. The Lead Director presides over these meetings. Although we do not have a formal policy with respect to attendance of directors at our annual meetings, all directors are encouraged and expected to attend such meetings if possible. All of our directors attended our 2016 annual meeting.

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

Audit Committee

The Audit Committee was established in accordance with Section 3(a)(58)(A) of the Exchange Act and functions pursuant to a charter adopted by the directors. A copy of the current charter is incorporated by reference in the exhibits to this Form 10-K and is available on our website at www.mercerint.com under the “Governance” link. The function of the Audit Committee generally is to meet with and review the results of the audit of our financial statements performed by the independent public accountants and to recommend the selection of independent public accountants. The members of the Audit Committee are Mr. McCartney, Mr. Witts and Ms. Orr, each of whom is independent under applicable laws and regulations and the listing requirements of the NASDAQ Global Select Market. Mr. McCartney is a Chartered Accountant and a “financial expert” within the meaning of such term under the Sarbanes-Oxley Act of 2002. The Audit Committee met four times during 2016.

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

Compensation and Human Resource Committee

The Board has established a Compensation and Human Resource Committee. The Compensation and Human Resource Committee is responsible for reviewing and approving the strategy and design of our compensation, equity-based and benefits programs. The Compensation and Human Resource Committee functions pursuant to a charter adopted by the directors, a copy of which is available on our website at www.mercerint.com in the Corporate Governance Guidelines under the “Governance” link. The Compensation and Human Resource Committee is also responsible for approving all compensation actions relating to executive officers. The members of the Compensation and Human Resource Committee are Mr. Picchi, Mr. Witts, Mr. Shepherd and Ms. Orr, each of whom is independent under applicable laws and regulations and the listing requirements of the NASDAQ Global Select Market. The Compensation and Human Resource Committee met four times during 2016.

Governance and Nominating Committee

The Board has established a Governance and Nominating Committee comprised of Mr. Lauritzen, Mr. McCartney and Mr. Purchase, each of whom is independent under applicable laws and regulations and the listing requirements of the NASDAQ Global Select Market. The Governance and Nominating Committee functions pursuant to a charter adopted by the directors, a copy of which is incorporated by reference in the exhibits to this Form 10-K and is available on our website at www.mercerint.com in the Corporate Governance Guidelines under the “Governance” link. The purpose of the committee is to: (i) manage the corporate governance system of the Board; (ii) assist the Board in fulfilling its duties to meet applicable legal and regulatory and self-regulatory business principles and codes of best practice; (iii) assist in the creation of a corporate culture and environment of integrity and accountability; (iv) in conjunction with the Lead Director, monitor the quality of the relationship between the Board and management; (v) review management succession plans; (vi) recommend to the Board nominees for appointment to the Board; (vii) lead the Board’s annual review of the Chief Executive Officer’s performance; and (viii) set the Board’s forward meeting agenda. The Governance and Nominating Committee met five times in 2016.

Environmental, Health and Safety Committee

The Board established an Environmental, Health and Safety Committee in 2006, currently comprised of Mr. Shepherd, Mr. Purchase and Mr. Lee, to review on behalf of the Board the policies and processes implemented by management, and the resulting impact and assessments of all our environmental, health and safety related activities. The Environmental, Health and Safety Committee functions pursuant to a charter adopted by the directors, a copy of which is available on our website at www.mercerint.com in the Corporate Governance Guidelines under the “Governance” link. More specifically, the Environmental, Health and Safety Committee is to: (i) review and approve, and if necessary revise, our environmental, health and safety policies and environmental compliance programs; (ii) monitor our environmental, health and safety management systems including internal and external audit results and reporting; and (iii) provide direction to management on the frequency and focus of external independent environmental, health and safety audits. The Environmental, Health and Safety Committee met five times in 2016.

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

Code of Business Conduct and Ethics and Anti-Corruption Policy

The Board has adopted a Code of Business Conduct and Ethics that applies to our directors, employees and executive officers and an Anti-Corruption Policy. The code and the policy are available on our website at www.mercerint.com under the “Governance” link. Copies of the code and the policy may also be obtained without charge upon request to Investor Relations, Mercer International Inc., Suite 1120, 700 West Pender Street, Vancouver, British Columbia, Canada V6C 1G8 (Telephone: (604)  684-1099).

Section 16(a) Beneficial Ownership Reporting Compliance

The information required under “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated by reference from the proxy statement relating to our annual meeting to be held in 2017, which will be filed with the SEC within 120 days of our most recently completed fiscal year.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated by reference from the proxy statement relating to our annual meeting to be held in 2017, which will be filed with the SEC within 120 days of our most recently completed fiscal year.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is incorporated by reference from the proxy statement relating to our annual meeting to be held in 2017, which will be filed with the SEC within 120 days of our most recently completed fiscal year.

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

The information called for by Items 404(a) and 407(a) of Regulation S-K required to be included under this Item 13 is incorporated by reference from the proxy statement relating to our annual meeting to be held in 2017, which will be filed with the SEC within 120 days of our most recently completed fiscal year.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 is incorporated by reference from the proxy statement relating to our annual meeting to be held in 2017, which will be filed with the SEC within 120 days of our most recently completed fiscal year.

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

4.3

Indenture dated February 3, 2017 between Mercer International Inc. and Wells Fargo Bank, National Association, as trustee, relating to the 2024 Senior Notes. Incorporated by reference from Form 8-K filed February 3, 2017.

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

10.12

Second Extension, Amendment and Confirmation Letter dated February 5, 2016 among Zellstoff- und Papierfabrik Rosenthal GmbH, D&Z Holding GmbH, ZPR Logistik GmbH and Mercer International Inc. Incorporated by reference from Form 10-K filed February 12, 2016.

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

10.18

Registration Rights Agreement dated February 3, 2017 between Mercer International Inc. and Credit Suisse Securities (USA) LLC, related to the 2024 Senior Notes. Incorporated by reference from Form 8-K filed on February 3, 2017.

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

101*

The following financial statements from the Company’s annual report on Form 10-K for the year ended December 31, 2016, filed with the SEC on February 10, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Statements of Operations; (ii) Consolidated Statements of Comprehensive Income (Loss); (iii) Consolidated Balance Sheets; (iv) Consolidated Statements of Changes in Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to the Consolidated Financial Statements.

*	Filed herewith.
†	Denotes management contract or compensatory plan or arrangement.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

Mercer International Inc.

We have audited the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity and cash flows of Mercer International Inc. and its subsidiaries as of December 31, 2016 and December 31, 2015 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016. We also have audited Mercer International Inc.’s and its subsidiaries’ internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on these consolidated financial statements, and an opinion on the company’s internal control over financial reporting based on our integrated audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mercer International Inc. and its subsidiaries as of December 31, 2016 and December 31, 2015 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, Mercer International Inc. and its subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

/s/ PricewaterhouseCoopers LLP

Chartered Professional Accountants

Vancouver, British Columbia

February 10, 2017

MERCER INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands of U.S. dollars, except per share data)

	For the Year Ended December 31,
	2016	2015	2014
Revenues
Pulp	$847,328	$946,237	$1,073,632
Energy and chemicals	84,295	86,967	101,480

	931,623	1,033,204	1,175,112
Costs and expenses
Operating costs, excluding depreciation and amortization	701,875	753,523	887,712
Operating depreciation and amortization	71,476	67,761	77,675
Selling, general and administrative expenses	44,529	46,236	47,927

Operating income	113,743	165,684	161,798

Other income (expenses)
Interest expense	(51,575)	(53,891)	(67,516)
Foreign exchange loss on intercompany debt	(1,140)	(5,306)	(4,777)
Gain (loss) on derivative instruments (Note 13)	(241)	(935)	11,501
Other income (expenses)	(1,323)	(601)	3,186

Total other expenses	(54,279)	(60,733)	(57,606)

Income before provision for income taxes	59,464	104,951	104,192

Current income tax provision (Note 8)	(7,712)	(11,934)	(5,242)
Deferred income tax benefit (provision) (Note 8)	(16,809)	(17,515)	22,016

Net income	34,943	75,502	120,966
Less: net income attributable to noncontrolling interest	—	—	(7,812)

Net income attributable to common shareholders	$34,943	$75,502	$113,154

Net income per share attributable to common shareholders (Note 10)
Basic	$0.54	$1.17	$1.82
Diluted	$0.54	$1.17	$1.81

Dividends declared per share attributable to common shareholders (Note 9)	$0.46	$0.23	$—

The accompanying notes are an integral part of these consolidated financial statements.

MERCER INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands of U.S. dollars)

	For the Year Ended December 31,
	2016	2015	2014
Net income	$34,943	$75,502	$120,966
Other comprehensive income (loss), net of taxes(1)
Foreign currency translation adjustment	(14,369)	(122,955)	(81,024)
Change in unrecognized losses and prior service costs related to defined benefit pension plan	675	3,949	(2,873)
Change in unrealized gains/losses on marketable securities	(1)	(127)	(14)

Other comprehensive loss, net of taxes	(13,695)	(119,133)	(83,911)

Total comprehensive income (loss)	21,248	(43,631)	37,055
Comprehensive income attributable to noncontrolling interest	—	—	(7,812)

Comprehensive income (loss) attributable to common shareholders	$21,248	$(43,631)	$29,243

(1)	Balances are net of tax effects of $nil in all years.

The accompanying notes are an integral part of these consolidated financial statements.

MERCER INTERNATIONAL INC.

CONSOLIDATED BALANCE SHEETS

(In thousands of U.S. dollars, except share and per share data)

	December 31,
	2016	2015
ASSETS
Current assets
Cash and cash equivalents	$136,569	$99,629
Restricted cash (Note 13)	4,327	9,230
Accounts receivable (Note 2)	123,892	134,254
Inventories (Note 3)	133,451	141,001
Prepaid expenses and other	3,612	4,697

Total current assets	401,851	388,811

Property, plant and equipment, net (Note 4)	738,276	762,391
Intangible and other assets	7,591	8,461
Deferred income tax (Note 8)	10,990	23,154

Total assets	$1,158,708	$1,182,817

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and other (Note 5)	$92,133	$103,450
Pension and other post-retirement benefit obligations (Note 7)	1,037	971

Total current liabilities	93,170	104,421

Debt (Note 6)	617,545	638,043
Interest rate derivative liability (Note 13)	—	6,533
Pension and other post-retirement benefit obligations (Note 7)	25,084	25,374
Capital leases and other (Note 15)	26,467	12,299
Deferred income tax (Note 8)	17,314	13,171

Total liabilities	779,580	799,841

Shareholders’ equity
Common shares $1 par value; 200,000,000 authorized; 64,694,000 issued and outstanding (2015 – 64,502,000)	64,656	64,424
Additional paid-in capital	333,673	329,246
Retained earnings	166,068	160,880
Accumulated other comprehensive loss (Note 11)	(185,269)	(171,574)

Total shareholders’ equity	379,128	382,976

Total liabilities and shareholders’ equity	$1,158,708	$1,182,817

Commitments and contingencies (Note 16)
Subsequent events (Note 6(a), 9)

The accompanying notes are an integral part of these consolidated financial statements.

MERCER INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands of U.S. dollars, except share data)

	Common shares
	Number (thousands of shares)	Amount, at Par Value	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Shareholders’ Equity	Noncontrolling Interest (Deficit)	Total Equity
Balance, December 31, 2013	55,854	$55,696	$261,097	$10,815	$31,470	$359,078	$(10,761)	$348,317
Shares issued through public share offering	8,050	8,050	45,809	—	—	53,859	—	53,859
Shares issued on grants of restricted shares	38	78	(78)	—	—	—	—	—
Shares issued on grants of performance share units	332	332	(332)	—	—	—	—	—
Stock compensation expense	—	—	1,470	—	—	1,470	—	1,470
Net income	—	—	—	113,154	—	113,154	7,812	120,966
Acquisition of noncontrolling interest in the Stendal mill	—	—	18,985	(23,755)	—	(4,770)	2,949	(1,821)
Other comprehensive loss	—	—	—	—	(83,911)	(83,911)	—	(83,911)

Balance, December 31, 2014	64,274	64,156	326,951	100,214	(52,441)	438,880	—	438,880
Shares issued on grants of restricted shares	38	78	(78)	—	—	—	—	—
Shares issued on grants of performance share units	160	160	(160)	—	—	—	—	—
Shares issued on exercise of stock options	30	30	(30)	—	—	—	—	—
Stock compensation expense	—	—	2,563	—	—	2,563	—	2,563
Net income	—	—	—	75,502	—	75,502	—	75,502
Dividends declared	—	—	—	(14,836)	—	(14,836)	—	(14,836)
Other comprehensive loss	—	—	—	—	(119,133)	(119,133)	—	(119,133)

Balance, December 31, 2015	64,502	64,424	329,246	160,880	(171,574)	382,976	—	382,976
Shares issued on grants of restricted shares	38	78	(78)	—	—	—	—	—
Shares issued on grants of performance share units	154	154	(154)	—	—	—	—	—
Stock compensation expense	—	—	4,659	—	—	4,659	—	4,659
Net income	—	—	—	34,943	—	34,943	—	34,943
Dividends declared	—	—	—	(29,755)	—	(29,755)	—	(29,755)
Other comprehensive loss	—	—	—	—	(13,695)	(13,695)	—	(13,695)

Balance, December 31, 2016	64,694	$64,656	$333,673	$166,068	$(185,269)	$379,128	$—	$379,128

The accompanying notes are an integral part of these consolidated financial statements.

MERCER INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of U.S. dollars)

	For the Year Ended December 31,
	2016	2015	2014
Cash flows from (used in) operating activities
Net income	$34,943	$75,502	$120,966
Adjustments to reconcile net income to cash flows from operating activities
Unrealized (gain) loss on derivative instruments	181	573	(11,501)
Depreciation and amortization	71,984	68,333	78,012
Deferred income tax (benefit) provision	16,809	17,515	(22,016)
Foreign exchange loss on intercompany debt	1,140	5,306	4,777
Defined benefit pension plan and other post-retirement benefit plan expense	1,955	2,162	2,475
Stock compensation expense	4,659	2,409	1,586
Other	3,715	2,756	(1,281)
Defined benefit pension plan and other post-retirement benefit plan contributions	(2,316)	(2,349)	(2,951)
Changes in working capital
Accounts receivable	9,466	(11,256)	(25,113)
Inventories	6,844	(13,235)	6,445
Accounts payable and accrued expenses	(10,274)	9,665	(5,382)
Other	1,676	1,839	(1,429)

Net cash from (used in) operating activities	140,782	159,220	144,588

Cash flows from (used in) investing activities
Purchase of property, plant and equipment	(42,526)	(46,536)	(34,612)
Purchase of intangible assets	(1,844)	(3,809)	(4,776)
Other	67	528	910

Net cash from (used in) investing activities	(44,303)	(49,817)	(38,478)

Cash flows from (used in) financing activities
Repurchase of notes and repayment of debt	(23,079)	(10,763)	(891,019)
Proceeds from issuance of notes	—	—	650,000
Proceeds from issuance of shares	—	—	53,859
Dividend payments	(29,733)	(7,418)	—
Proceeds from (repayment of) revolving credit facilities, net	—	(23,058)	26,254
Payment of interest rate derivative liability	(10,883)	(13,530)	—
Payment of debt issuance costs	—	(326)	(20,169)
Proceeds from government grants	2,988	158	6,699
Other	(1,670)	(1,727)	(1,376)

Net cash from (used in) financing activities	(62,377)	(56,664)	(175,752)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2,065)	(7,338)	(14,628)

Net increase (decrease) in cash, cash equivalents and restricted cash	32,037	45,401	(84,270)
Cash, cash equivalents and restricted cash, beginning of year	108,859	63,458	147,728

Cash, cash equivalents and restricted cash, end of year	$140,896	$108,859	$63,458

Supplemental cash flow disclosure
Cash paid for interest	$50,159	$51,975	$65,013
Cash paid for income taxes	$13,352	$8,784	$3,718

Supplemental schedule of non-cash investing and financing activities
Payment-in-kind note issued to acquire noncontrolling interest	$—	$—	$12,101

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

In these consolidated financial statements, unless otherwise indicated, all amounts are expressed in U.S. dollars (“$”). The symbol “€” refers to euros and the symbol “C$” refers to Canadian dollars.

Basis of Presentation

These consolidated financial statements contained herein include the accounts of Mercer Inc. and all of its subsidiaries (collectively, the “Company”). The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”). All significant intercompany balances and transactions have been eliminated upon consolidation.

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

Government Grants

The Company records investment grants from federal and state governments when the conditions of their receipt are complied with and there is reasonable assurance that the grants will be received. Grants related to assets are government grants whose primary condition is that the company qualifying for them should

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share data)

Note 1. The Company and Summary of Significant Accounting Policies (continued)

purchase, construct or otherwise acquire long-term assets. Secondary conditions may also be attached, including restricting the type or location of the assets and/or other conditions that must be met. Grants related to assets are deducted from the cost of the assets in the Consolidated Balance Sheet.

Grants related to income are government grants which are either unconditional, related to reduced environmental emissions or related to the Company’s normal business operations, and are reported as a reduction of related expenses in the Consolidated Statement of Operations when the conditions of their receipt are complied with and there is reasonable assurance that the grants will be received.

The Company is required to pay certain fees based on wastewater emissions at its German mills. Accrued fees can be reduced upon the mills’ demonstration of reduced wastewater emissions. The fees are expensed as incurred and the fee reduction is recognized once the Company has reasonable assurance that the German regulators will accept the reduced level of wastewater emissions. There may be a significant period of time between recognition of the wastewater expense and recognition of the wastewater fee reduction.

Pension Plans

The Company maintains a defined benefit pension plan for its salaried employees at its Celgar mill which is funded and non-contributory. The cost of the benefits earned by the salaried employees is determined using the projected benefit method prorated on services. The pension expense reflects the current service cost, the interest on the unfunded liability and the amortization over the estimated average remaining service life of the employees of (i) prior service costs, and (ii) the net actuarial gain or loss that exceeds 10% of the greater of the accrued benefit obligation and the fair value of plan assets as at the beginning of the year. The Company recognizes the net funded status of the plan.

In addition, hourly-paid employees at the Celgar mill are covered by a multiemployer pension plan for which contributions are charged against earnings in the Consolidated Statement of Operations.

Foreign Operations and Currency Translation

The Company determines its foreign subsidiaries’ functional currency by reviewing the currency of the primary economic environment in which the foreign subsidiaries operate, which is normally the currency of the environment in which the foreign subsidiaries generate and expend cash. The Company translates assets and liabilities of its non-U.S. dollar functional currency subsidiaries into U.S. dollars using the rate in effect at the balance sheet date and revenues and expenses are translated at the average rate of exchange throughout the period. Foreign currency translation gains and losses are recognized within accumulated other comprehensive loss in shareholders’ equity.

Transactions in foreign currencies are translated to the respective functional currencies of each operation using exchange rates at the dates of the transactions. Monetary assets and liabilities denominated in foreign currencies at the reporting date are translated to the functional currency using the exchange rate at that date. Non-monetary assets and liabilities denominated in foreign currencies are translated to the functional currency using historical exchange rates. Gains and losses resulting from foreign currency transactions related to operating activities are included in costs and expenses while those related to non-operating activities are included in other income (expenses) in the Consolidated Statement of Operations.

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share data)

Note 1. The Company and Summary of Significant Accounting Policies (continued)

Where intercompany loans are of a long-term investment nature, exchange rate changes are included as a foreign currency translation adjustment within accumulated other comprehensive loss in shareholders’ equity.

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

Deferred Income Taxes

Deferred income taxes are recognized using the asset and liability method, whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis, and operating loss

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share data)

Note 1. The Company and Summary of Significant Accounting Policies (continued)

and tax credit carryforwards. Valuation allowances are provided if, after considering both positive and negative available evidence, it is more likely than not that some or all of the net deferred tax assets will not be realized.

Deferred income taxes are determined separately for each tax-paying component of the Company. For each tax-paying component, all deferred tax liabilities and assets are offset and presented as a single net amount.

Derivative Financial Instruments

The Company occasionally enters into derivative financial instruments to manage certain market risks. These derivative instruments are not designated as hedging instruments and accordingly, are recorded at fair value on the Consolidated Balance Sheet with the changes in fair value recognized in gain (loss) on derivative instruments in the Consolidated Statement of Operations. Periodically, the Company enters into derivative contracts to supply materials for its own use and as such are exempt from mark-to-market accounting.

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

Net Income Per Share Attributable to Common Shareholders

Basic net income per share attributable to common shareholders is computed by dividing net income attributable to common shareholders by the weighted average number of common shares outstanding in the period. Diluted net income per share attributable to common shareholders is calculated to give effect to all potentially dilutive common shares outstanding by applying the “Treasury Stock” and “If-Converted” methods. Instruments that could have a potentially dilutive effect on the Company’s weighted average shares outstanding include all or a portion of outstanding stock options, restricted shares, restricted share units, performance shares and PSUs.

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share data)

Note 1. The Company and Summary of Significant Accounting Policies (continued)

New Accounting Pronouncements

Accounting Pronouncements Implemented

In August 2016, the FASB issued Accounting Standards Update 2016-15, Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”) which is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. This standard is effective for financial statements issued for fiscal years beginning after December 15, 2017 and should be applied retrospectively to all periods presented. Early adoption is permitted for all entities at the beginning of an interim or annual reporting period. The Company has elected to early adopt ASU 2016-15 in the fourth quarter of 2016 for which there was no material impact to the classification of balances in the Consolidated Statement of Cash Flows for all periods presented.

In November 2016, the FASB issued Accounting Standards Update 2016-18, Restricted Cash (“ASU 2016-18”) which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. This standard is effective for financial statements issued for fiscal years beginning after December 15, 2017 and should be applied retrospectively to all periods presented. Early adoption is permitted for all entities at the beginning of an interim or annual reporting period. The Company has elected to early adopt ASU 2016-18 in the fourth quarter of 2016 and as at December 31, 2016, the restricted cash balance of $4,327 has been included in cash and cash equivalents and restricted cash on the Consolidated Statement of Cash Flows. For the years ended December 31, 2015 and 2014, $nil and an increase of $10,627, respectively, in restricted cash has been reclassified from cash flows from (used) in investing activities to cash and cash equivalents and restricted cash on the Consolidated Statement of Cash Flows.

Accounting Pronouncements Not Yet Implemented

In May 2014, the FASB issued Accounting Standards Update 2014-9, Revenue Recognition – Revenue from Contracts with Customers (“ASU 2014-9”) that requires companies to recognize revenue when a customer obtains control rather than when companies have transferred substantially all risks and rewards of a good or service. In 2016 the FASB issued the following Accounting Standards which further affect the guidance of ASU 2014-09:

•	March 2016: ASU 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net);
•	April 2016: ASU 2016-10, Identifying Performance Obligations and Licensing; and
•	May 2016: ASU 2016-12, Revenue from Contracts with Customers: Narrow Scope Improvements and Practical Expedients.

These standards are effective for annual reporting periods beginning on or after December 15, 2017 with early adoption permitted at the beginning of an interim or annual reporting period beginning after December 15, 2016. Currently, the Company believes this new standard will not have a material impact on its consolidated financial statements, however, its assessment of this standard is ongoing. The Company expects to adopt this standard as of January 1, 2018.

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share data)

Note 1. The Company and Summary of Significant Accounting Policies (continued)

In July 2015, the FASB issued Accounting Standards Update 2015-11, Simplifying the Measurement of Inventory (“ASU 2015-11”) which requires that inventory within the scope of this update, including inventory stated at average cost, be measured at the lower of cost and net realizable value. This update is effective for financial statements issued for fiscal years beginning after December 15, 2016, with early adoption permitted as of the beginning of an interim or annual reporting period. The adoption of ASU 2015-11 will not materially impact the Company’s financial position.

In February 2016, the FASB issued Accounting Standards Update 2016-2, Leases (“ASU 2016-2”) which requires lessees to recognize virtually all of their leases on the balance sheet, by recording a right-of-use asset and liability. This update is effective for financial statements issued for fiscal years beginning after December 15, 2018, with early adoption permitted at the beginning of an interim or annual reporting period. The Company is currently assessing the impact the adoption of ASU 2016-2 will have on its consolidated financial statements.

In March 2016, the FASB issued Accounting Standards Update 2016-9, Improvements to Employee Share-Based Payment Accounting (“ASU 2016-9”) which simplifies several aspects of accounting for share-based payment transactions including income tax consequences, classification of awards as either equity or liabilities, classification on the statement of cash flows and accounting for forfeitures. This update is effective for financial statements issued for fiscal years beginning after December 15, 2016. The Company is currently assessing the impact, if any, the adoption of ASU 2016-9 will have on its consolidated financial statements.

In October 2016, the FASB issued Accounting Standards Update 2016-16, Intra-Entity Transfers of Assets Other Than Inventory (“ASU 2016-16”) which eliminates the deferral of the tax effects of intra-entity asset transfers other than inventory until the transferred assets are sold to a third party or recovered through use. This update is effective on a modified retrospective approach for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company is currently assessing the impact the adoption of ASU 2016-16 will have on its consolidated financial statements.

Note 2. Accounts Receivable

	December 31,
	2016	2015
Sale of pulp, energy and chemicals, net of allowance of $18 (2015 – $15)	$118,434	$119,359
Other non-trade receivables	5,458	14,895

	$123,892	$134,254

Note 3. Inventories

	December 31,
	2016	2015
Raw materials	$50,056	$57,592
Finished goods	33,510	36,829
Spare parts and other	49,885	46,580

	$133,451	$141,001

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share data)

Note 4. Property, Plant and Equipment

	December 31,
	2016	2015
Land	$27,139	$27,625
Buildings	156,110	154,047
Production and other equipment	1,326,046	1,299,076

	1,509,295	1,480,748
Less: accumulated depreciation	(771,019)	(718,357)

	$738,276	$762,391

As at December 31, 2016, property, plant and equipment was net of $233,186 of unamortized government investment grants (2015 – $253,178). As at December 31, 2016, included in production and other equipment is equipment under capital leases which had gross amounts of $31,916 (2015 – $16,233), and accumulated depreciation of $9,712 (2015 – $8,395). During the year ended December 31, 2016, production and other equipment totaling $17,792 was acquired under capital lease obligations (2015 – $70; 2014 – $2,960) primarily related to the leasing of new customized railcars in Germany.

The Company maintains industrial landfills on its premises for the disposal of waste, primarily from the mills’ pulp processing activities. The mills have obligations under their landfill permits to decommission these disposal facilities pursuant to certain regulations. As at December 31, 2016, the Company had recorded $4,716 (2015 – $4,620) of asset retirement obligations in capital leases and other in the Consolidated Balance Sheet.

Note 5. Accounts Payable and Other

	December 31,
	2016	2015
Trade payables	$28,815	$20,637
Accrued expenses	39,903	55,648
Interest rate derivative liability, current portion (Note 13)	6,522	10,380
Dividends payable (Note 9)	7,440	7,418
Other	9,453	9,367

	$92,133	$103,450

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share data)

Note 6. Debt

	December 31,
	2016	2015
2019 Senior Notes, unsecured, $227,000 face value (a)	$224,085	$245,689
2022 Senior Notes, unsecured, $400,000 face value (a)	393,460	392,354
Revolving credit facilities
€75.0 million (b)	—	—
C$40.0 million (c)	—	—
€25.0 million (d)	—	—
€5.0 million (e)	—	—

	$617,545	$638,043

As at December 31, 2016, the maturities of the principal portion of debt are as follows:

2017	$—
2018	—
2019	227,000
2020	—
2021	—
Thereafter	400,000

$627,000

Certain of the Company’s debt instruments were issued under agreements which, among other things, may limit its ability and the ability of its subsidiaries to make certain payments, including dividends. These limitations are subject to specific exceptions. As at December 31, 2016, the Company is in compliance with the terms of its debt agreements.

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

In March 2016, the Company purchased $23,000 in aggregate principal amount of its 2019 Senior Notes. In connection with this purchase the Company recorded a loss on extinguishment of debt of $454 in other income (expenses) in the Consolidated Statement of Operations which included the write-off of certain unamortized debt issuance costs.

In February 2017, the Company issued $225,000 in aggregate principal amount of 6.50% senior notes which mature on February 1, 2024. The net proceeds of this offering, along with cash on hand, will be used to purchase the remaining $227,000 in aggregate principal amount of outstanding 2019 Senior Notes.

(b)

A €75.0 million revolving credit facility at the Stendal mill that matures in October 2019. Borrowings under the facility are collateralized by the mill’s inventory and accounts receivable and bear interest at Euribor plus 3.50%. As at December 31, 2016, approximately €75.0 million ($79,148) was available.

(c)

A C$40.0 million revolving credit facility at the Celgar mill that matures in May 2019. Borrowings under the facility are collateralized by the mill’s inventory and accounts receivable and are restricted by a borrowing base calculated on the mill’s inventory and accounts receivable. Canadian dollar denominated amounts bear interest at bankers acceptance plus 1.50% or Canadian prime. U.S. dollar denominated amounts bear interest at LIBOR plus 1.50% or U.S. base. As at December 31, 2016, approximately C$1.7 million ($1,265) was supporting letters of credit and approximately C$38.3 million ($28,525) was available.

(d)

A €25.0 million revolving credit facility at the Rosenthal mill that matures in October 2019. Borrowings under the facility are collateralized by the mill’s inventory and accounts receivable and bear interest at Euribor plus 2.95%. As at December 31, 2016, approximately €3.1 million ($3,230) of this facility was supporting bank guarantees leaving approximately €21.9 million ($23,152) available.

(e)

A €5.0 million revolving credit facility at the Rosenthal mill that matures in December 2018. Borrowings under this facility bear interest at the rate of the three-month Euribor plus 2.50% and are secured by certain land at the Rosenthal mill. As at December 31, 2016 approximately €3.2 million ($3,359) of this facility was supporting bank guarantees leaving approximately €1.8 million ($1,918) available.

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

Information about the Celgar Defined Benefit Plans, in aggregate for the year ended December 31, 2016 was as follows:

	2016
	Pension	Other Post- Retirement Benefits	Total
Change in benefit obligation
Benefit obligation, December 31, 2015	$34,426	$21,278	$55,704
Service cost	91	483	574
Interest cost	1,396	894	2,290
Benefit payments	(2,329)	(633)	(2,962)
Actuarial losses	479	1,278	1,757
Foreign currency exchange rate changes	1,062	628	1,690

Benefit obligation, December 31, 2016	35,125	23,928	59,053

Reconciliation of fair value of plan assets
Fair value of plan assets, December 31, 2015	29,446	—	29,446
Actual returns	3,342	—	3,342
Contributions	1,683	633	2,316
Benefit payments	(2,329)	(633)	(2,962)
Foreign currency exchange rate changes	869	—	869

Fair value of plan assets, December 31, 2016	33,011	—	33,011

Funded status, December 31, 2016 (1)	$(2,114)	$(23,928)	$(26,042)

Components of the net benefit cost recognized
Service cost	$91	$483	$574
Interest cost	1,396	894	2,290
Expected return on plan assets	(1,926)	—	(1,926)
Amortization of unrecognized items	1,169	(152)	1,017

Net benefit costs	$730	$1,225	$1,955

(1)	The total of $26,121 on the Consolidated Balance Sheet also includes pension liabilities of $79 relating to employees at the Company’s Rosenthal mill.

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share data)

Note 7. Pension and Other Post-Retirement Benefit Obligations (continued)

Information about the Celgar Defined Benefit Plans, in aggregate for the year ended December 31, 2015 was as follows:

	2015
	Pension	Other Post- Retirement Benefits	Total
Change in benefit obligation
Benefit obligation, December 31, 2014	$43,073	$28,465	$71,538
Service cost	121	798	919
Interest cost	1,427	984	2,411
Benefit payments	(2,345)	(587)	(2,932)
Actuarial gains	(1,021)	(3,988)	(5,009)
Foreign currency exchange rate changes	(6,829)	(4,394)	(11,223)

Benefit obligation, December 31, 2015	34,426	21,278	55,704

Reconciliation of fair value of plan assets
Fair value of plan assets, December 31, 2014	35,653	—	35,653
Actual returns	107	—	107
Contributions	1,762	587	2,349
Benefit payments	(2,345)	(587)	(2,932)
Foreign currency exchange rate changes	(5,731)	—	(5,731)

Fair value of plan assets, December 31, 2015	29,446	—	29,446

Funded status, December 31, 2015 (1)	$(4,980)	$(21,278)	$(26,258)

Components of the net benefit cost recognized
Service cost	$121	$798	$919
Interest cost	1,427	984	2,411
Expected return on plan assets	(2,054)	—	(2,054)
Amortization of unrecognized items	878	8	886

Net benefit costs	$372	$1,790	$2,162

(1)	The total of $26,345 on the Consolidated Balance Sheet also includes pension liabilities of $87 relating to employees at the Company’s Rosenthal mill.

The amortization of unrecognized items relates to net actuarial losses and prior service costs. The Company expects to recognize approximately $836 of net actuarial losses and prior service costs in 2017. The Celgar Defined Benefit Plans do not have any net transition asset or obligation recognized as a reclassification adjustment of other comprehensive income. There are no plan assets that are expected to be returned to the Company in 2017.

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share data)

Note 7. Pension and Other Post-Retirement Benefit Obligations (continued)

The Company anticipates that it will make contributions to the Celgar Defined Benefit Plans of approximately $871 in 2017. Estimated future benefit payments under the Celgar Defined Benefit Plans are as follows:

	Pension	Other Post- Retirement Benefits
2017	$2,287	$791
2018	2,300	845
2019	2,301	897
2020	2,280	947
2021	2,251	996
2022 - 2026	11,088	5,755

Weighted Average Assumptions

The weighted-average assumptions used to determine the benefit obligations at the measurement dates and the net benefit costs were as follows:

	December 31,
	2016	2015	2014
Benefit obligations
Discount rate	3.80%	4.00%	3.75%
Rate of compensation increase	2.50%	2.50%	2.50%
Net benefit cost for year ended
Discount rate	4.00%	3.75%	4.50%
Rate of compensation increase	2.50%	2.50%	2.75%
Expected rate of return on plan assets	6.40%	6.40%	6.60%

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

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share data)

Note 7. Pension and Other Post-Retirement Benefit Obligations (continued)

The assumed health care cost trend rates used to determine the other post-retirement benefit obligations were as follows:

	December 31,
	2016	2015
Health care cost trend rate assumed for next year	6.00%	6.50%
Rate to which the cost trend is assumed to decline to (ultimate trend rate)	4.50%	4.50%
Year that the rate reaches the ultimate trend rate	2020	2020

The expected health care cost trend rates are based on historical trends for these costs, as well as recently enacted health care legislation. The Company also compares health care cost trend rates to those of the industry.

A one-percentage point change in assumed health care cost trend rate would have the following effect on other post-retirement benefit obligations:

	December 31, 2016		December 31, 2015
	1% Increase	1% Decrease	1% Increase	1% Decrease
Effect on total service and interest rate components	$32	$(34)	$36	$(39)
Effect on other post-retirement benefit obligations	$578	$(564)	$613	$(598)

Investment Objective and Asset Allocation

The investment objective for the defined benefit pension plan is to sufficiently diversify invested plan assets to maintain a reasonable level of risk without imprudently sacrificing the return on the invested funds, and ultimately to achieve a long-term total rate of return, net of fees and expenses, at least equal to the long-term interest rate assumptions used for funding actuarial valuations. To achieve this objective, the Company’s overall investment strategy is to maintain an investment allocation mix of long-term growth investments (equities) and fixed income investments (debt securities). Investment allocation targets have been established by asset class after considering the nature of the liabilities, long-term return expectations, the risks associated with key asset classes, inflation and interest rates and related management fees and expenses. In addition, the defined benefit pension plan’s investment strategy seeks to minimize risk beyond legislated requirements by constraining the investment managers’ investment options. There are a number of specific constraints based on investment type, but they all have the general purpose of ensuring that the investments are fully diversified and that risk is appropriately managed. For example, there are constraints on the book value of assets that can be invested in any one entity or group, and all equity holdings must be listed on a public exchange. Reviews of the investment objectives, key assumptions and the independent investment managers are performed periodically.

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share data)

Note 7. Pension and Other Post-Retirement Benefit Obligations (continued)

The target asset allocation of the defined benefit pension plan’s assets, based on the fair value of the assets held, is 60% equity securities and 40% debt securities. The following table presents the defined benefit pension plan’s assets fair value measurements as at December 31, 2016 under the fair value hierarchy:

	Fair value measurements as at December 31, 2016 using:
Asset Category	Level 1	Level 2	Level 3	Total
Equity securities	$20,528	$—	$—	$20,528
Debt securities	12,483	—	—	12,483

Total assets	$33,011	$—	$—	$33,011

Concentrations of Risk in the Defined Benefit Pension Plan’s Assets

The Company has reviewed the defined benefit pension plan’s investments and determined that they are allocated based on the specific investment manager’s stated investment strategy with only slight over- or under-weightings within any specific category, and that those investments are within the constraints that have been set by the Company. Those constraints include a limitation on the value that can be invested in any one entity or group and the investment category targets noted above. In addition, we have three independent investment managers. The Company has concluded that there are no significant concentrations of risk.

Defined Contribution Plan

Effective December 31, 2008, the Celgar Defined Benefit Plans were closed to new members. In addition, the defined benefit service accrual ceased on December 31, 2008, and members began to receive pension benefits, at a fixed contractual rate, under a new defined contribution plan effective January 1, 2009. During the year ended December 31, 2016, the Company made contributions of $743 (2015 – $646; 2014 – $759), to this plan.

Multiemployer Plan

The Company participates in a multiemployer plan for the hourly-paid employees at the Celgar mill. The contributions to the plan are determined based on a percentage of pensionable earnings pursuant to a collective bargaining agreement. The Company has no current or future contribution obligations in excess of the contractual contributions. Contributions during the year ended December 31, 2016 totaled $1,944 (2015 – $1,390; 2014 – $2,085). Plan details are included in the following table:

	Provincially Registered Plan Number	Expiration Date of Collective Bargaining Agreement	Are the Company’s Contributions Greater Than 5% of Total Contributions?
Legal name			2016	2015	2014
The Pulp and Paper Industry Pension Plan	P085324	April 30, 2017	No	No	No

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share data)

Note 8. Income Taxes

Income before provision for income taxes by taxing jurisdiction was as follows:

	Year Ended December 31,
	2016	2015	2014
U.S.	$(32,511)	$(27,788)	$(55,089)
Foreign	91,975	132,739	159,281

	$59,464	$104,951	$104,192

The net income tax benefit (provision) recognized in the Consolidated Statement of Operations for the years ended December 31, 2016, 2015 and 2014 was related to foreign tax jurisdictions.

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

The Company and/or one or more of its subsidiaries file income tax returns in the U.S., Germany and Canada. Currently, the Company does not anticipate that the expiration of the statute of limitations or the completion of audits in the next fiscal year will result in liabilities for uncertain income tax positions that are materially different than the amounts accrued or disclosed as of December 31, 2016. However, this could change as tax years are examined by taxing authorities, the timing of those examinations, are uncertain at this time. The German tax authorities have completed examinations up to and including the 2013 tax year for all but two German entities. For one of the German entities, 2008 to 2013 tax years are being examined and for the other entity, 2011 to 2013 tax years are being examined. The Company is generally not subject to U.S. or Canadian income tax examinations for tax years before 2013 and 2012, respectively. The Company believes that it has adequately provided for any reasonable foreseeable outcomes related to its tax audits and that any settlement will not have a material adverse effect on its consolidated results.

The liability in the Consolidated Balance Sheet related to unrecognized tax benefits was $nil as at December 31, 2016 (2015 – $nil). The Company recognizes interest and penalties related to unrecognized tax benefits in current income tax provision in the Consolidated Statement of Operations. During the year ended December 31, 2016, the Company recognized $nil in interest and penalties (2015 – $nil; 2014 – $nil).

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share data)

Note 8. Income Taxes (continued)

Differences between the U.S. Federal Statutory and the Company’s effective rates are as follows:

	Year Ended December 31,
	2016	2015	2014
U.S. Federal statutory rate	35%	35%	35%
U.S. Federal statutory rate on income before provision for income taxes and noncontrolling interest	$(20,812)	$(36,972)	$(36,467)
Tax differential on foreign income	5,822	9,330	11,295
Effect of foreign earnings	(13,850)	(5,290)	(9,998)
Change in undistributed earnings	(13,297)	—	—
Valuation allowance	9,188	(2,765)	52,906
Tax benefit of partnership structure	4,933	5,217	5,987
Non-taxable foreign subsidies	2,118	2,281	1,263
True-up of prior year taxes	(980)	5,073	—
Foreign exchange on valuation allowance	632	(5,005)	(7,146)
Foreign exchange on settlement of debt	3,150	—	—
Other	(1,425)	(1,318)	(1,066)

	$(24,521)	$(29,449)	$16,774

Comprised of:
Current income tax provision	$(7,712)	$(11,934)	$(5,242)
Deferred income tax benefit (provision)	(16,809)	(17,515)	22,016

	$(24,521)	$(29,449)	$16,774

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share data)

Note 8. Income Taxes (continued)

Deferred income tax assets and liabilities are composed of the following:

	December 31,
	2016	2015
German tax loss carryforwards	$65,582	$75,668
U.S. tax loss carryforwards and credits	62,202	65,957
Canadian tax loss carryforwards	2,033	217
Basis difference between income tax and financial reporting with respect to operating pulp mills	(56,723)	(58,047)
Undistributed earnings of foreign subsidiary	(13,297)	—
Long-term debt	(5,996)	(6,253)
Payable and accrued expenses	3,102	7,328
Deferred pension liability	6,877	6,911
Capital leases	5,640	1,146
Research and development expense pool	2,904	3,539
Other	2,791	4,144

	75,115	100,610
Valuation allowance	(81,439)	(90,627)

Net deferred tax asset (liability)	$(6,324)	$9,983

Comprised of:
Deferred income tax asset	$10,990	$23,154
Deferred income tax liability	(17,314)	(13,171)

Net deferred tax asset (liability)	$(6,324)	$9,983

The following table details the scheduled expiration dates of the Company’s net operating loss, interest and income tax credit carryforwards as at December 31, 2016:

	Amount	Expiration Date
Germany
Net operating loss	$203,800	Indefinite
Interest	$121,700	Indefinite
U.S.
Net operating loss	$157,400	2025 – 2035
Income tax credits	$7,100	2020 – 2026
Canada
Net operating loss	$7,800	2029 – 2036
Scientific research and experimental development tax credits	$3,900	2030 – 2035

At each reporting period, the Company assesses whether it is more likely than not that the deferred tax assets will be realized, based on the review of all available positive and negative evidence, including future reversals of existing taxable temporary differences, estimates of future taxable income, past operating

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share data)

Note 8. Income Taxes (continued)

results and prudent and feasible tax planning strategies. The carrying value of the Company’s deferred tax assets reflects its expected ability to generate sufficient future taxable income in certain tax jurisdictions to utilize these deferred income tax benefits. Significant judgment is required when evaluating this positive and negative evidence.

The following table summarizes the changes in valuation allowances related to net deferred tax assets:

	2016	2015
Balance as at January 1	$90,627	$87,862
Additions (reversals)
U.S.	(16,043)	11,571
Canada	6,223	(3,801)
The impact of changes in foreign exchange rates	632	(5,005)

Balance as at December 31	$81,439	$90,627

As at December 31, 2016, the Company has fully recognized all deferred tax assets for its German entities and has a full valuation allowance against the deferred tax assets for its U.S. or Canadian entities.

The Company has recognized a tax liability on undistributed earnings that it does not intend to be indefinitely reinvested outside the U.S. A significant portion of the Company’s undistributed earnings are intended to be indefinitely reinvested in operations outside of the U.S. If these foreign earnings were to be repatriated in the future, the related U.S. tax liability may be reduced by any foreign income taxes previously paid on these earnings. In addition, the Company has loss carryforwards which may be used to offset any current tax liability.

As of December 31, 2016, the cumulative amount of earnings upon which U.S. income taxes have not been provided was approximately $238,300. It is not practicable to estimate the income tax liability that might be incurred if such earnings were remitted to the U.S.

Note 9. Shareholders’ Equity

Dividends

During the years ended December 31, 2016 and 2015 the Company’s Board of Directors declared the following quarterly dividends:

Date Declared	Dividend Per Common Share	Amount
February 11, 2016	$0.115	$7,435
April 28, 2016	0.115	7,440
July 28, 2016	0.115	7,440
October 27, 2016	0.115	7,440

	$0.460	$29,755

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share data)

Note 9. Shareholders’ Equity (continued)

Date Declared	Dividend Per Common Share	Amount
July 30, 2015	$0.115	$7,418
October 29, 2015	0.115	7,418

	$0.230	$14,836

Dividends are paid in the quarter subsequent to the quarter in which they were declared.

In February 2017, the Company’s Board of Directors declared a quarterly dividend of $0.115 per common share. Payment of the dividend will be made on April 4, 2017 to all shareholders of record on March 28, 2017. Future dividends are subject to approval by the Board of Directors and may be adjusted as business and industry conditions warrant.

Share Capital

Preferred shares

The Company has authorized 50,000,000 preferred shares (2015 – 50,000,000) with $1 par value issuable in series, of which 2,000,000 shares have been designated as Series A. The preferred shares may be issued in one or more series. Designations and preferences for each series shall be stated in the resolutions providing for the designation and issuance of each such series adopted by the Company’s Board of Directors. The Board of Directors is authorized by the Company’s articles of incorporation to determine the voting, dividend, redemption and liquidation preferences pertaining to each such series. As at December 31, 2016, no preferred shares had been issued by the Company.

Stock Based Compensation

In June 2010, the Company adopted a stock incentive plan which provides for options, restricted stock rights, restricted shares, performance shares, PSUs and stock appreciation rights to be awarded to employees, consultants and non-employee directors. During the year ended December 31, 2016, there were no issued and outstanding options, restricted stock rights, performance shares or stock appreciation rights. As at December 31, 2016, after factoring in all allocated shares, there remain approximately 1,044,000 common shares available for grant.

PSUs

PSUs comprise rights to receive common shares at a future date that are contingent on the Company and the grantee achieving certain performance objectives. The performance objective period is generally three years.

For the year ended December 31, 2016, the Company recognized an expense of $4,210 related to PSUs (2015 – $1,819; 2014 – $1,023).

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share data)

Note 9. Shareholders’ Equity (continued)

The following table summarizes PSU activity during the year:

	Number of PSUs	Weighted Average Grant Date Fair Value Per Unit
Outstanding as at January 1, 2016	1,255,919	$11.21
Granted	997,863	$6.04
Vested and issued	(154,242)	$12.92
Forfeited	(31,366)	$8.63

Outstanding as at December 31, 2016	2,068,174	$8.63

The weighted-average grant date fair value per unit of all PSUs granted in 2015 and 2014 was $12.95 and $9.50, respectively. The total fair value of PSUs vested and issued in 2016, 2015 and 2014 was $1,382, $2,031 and $3,046, respectively.

Restricted Shares

Restricted shares generally vest at the end of one year; however, 200,000 restricted shares granted during the year ended December 31, 2011 vested in equal amounts over a five-year period commencing in 2012.

Expense recognized for the year ended December 31, 2016 was $449 (2015 – $590; 2014 – $563). As at December 31, 2016, the total remaining unrecognized compensation cost related to restricted shares amounted to approximately $153 which will be amortized over the remaining vesting periods.

The following table summarizes restricted share activity during the year:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding as at January 1, 2016	78,000	$13.65
Granted	38,000	$9.41
Vested and issued	(78,000)	$13.65

Outstanding as at December 31, 2016	38,000	$9.41

The weighted-average grant date fair value per share of all restricted shares granted in 2015 and 2014 was $14.48 and $8.85, respectively. The total fair value of restricted shares vested and issued in 2016, 2015 and 2014 was $697, $1,096 and $670, respectively.

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share data)

Note 10. Net Income Per Share Attributable to Common Shareholders

	Year Ended December 31,
	2016	2015	2014
Net income attributable to common shareholders
Basic and diluted	$34,943	$75,502	$113,154

Net income per share attributable to common shareholders
Basic	$0.54	$1.17	$1.82

Diluted	$0.54	$1.17	$1.81

Weighted average number of common shares outstanding:
Basic(1)	64,631,491	64,380,565	62,012,947
Effect of dilutive shares:
PSUs	447,465	335,922	406,922
Restricted shares	19,309	56,453	79,889
Stock options	—	3,852	15,112

Diluted	65,098,265	64,776,792	62,514,870

(1)

For the year ended December 31, 2016, the basic weighted average number of common shares outstanding excludes 38,000 restricted shares which have been issued, but have not vested as at December 31, 2016 (2015 – 78,000 restricted shares; 2014 – 118,000 restricted shares).

The calculation of diluted net income per share attributable to common shareholders does not assume the exercise of any instruments that would have an anti-dilutive effect on net income per share attributable to common shareholders. There were no anti-dilutive instruments for the years ended December 31, 2016, 2015 and 2014.

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share data)

Note 11. Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss are as follows:

	Foreign Currency Translation Adjustment	Defined Benefit Pension and Other Post- Retirement Benefit Items	Unrealized Gains / Losses on Marketable Securities	Total
Balance as at December 31, 2014	$(33,268)	$(19,287)	$114	$(52,441)
Other comprehensive income (loss) before reclassifications	(122,955)	3,063	(127)	(120,019)
Amounts reclassified from accumulated other comprehensive loss	—	886	—	886

Other comprehensive income (loss), net of taxes	(122,955)	3,949	(127)	(119,133)

Balance as at December 31, 2015	(156,223)	(15,338)	(13)	(171,574)

Other comprehensive loss before reclassifications	(14,369)	(342)	(1)	(14,712)
Amounts reclassified from accumulated other comprehensive loss	—	1,017	—	1,017

Other comprehensive income (loss), net of taxes	(14,369)	675	(1)	(13,695)

Balance as at December 31, 2016	$(170,592)	$(14,663)	$(14)	$(185,269)

Note 12. Business Segment Information

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

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share data)

Note 12. Business Segment Information (continued)

The following table presents net sales to external customers by product and by geographic area based on location of the customer:

	Year Ended December 31,
	2016	2015	2014
Pulp revenues
Germany	$326,898	$344,843	$346,879
China	221,773	266,632	276,848
Other European Union countries(1)	173,585	210,218	250,952
Italy	53,702	53,919	80,730
Other Asia	31,897	43,981	69,711
U.S.	26,985	15,453	39,146
Other countries	12,488	11,191	9,366

	847,328	946,237	1,073,632
Energy and chemical revenues
Germany	74,904	75,776	91,375
Canada	9,391	11,191	10,105

	$931,623	$1,033,204	$1,175,112

(1)	Not including Germany or Italy.

The following table presents total long-lived assets by geographic area based on location of the asset:

	December 31,
	2016	2015
Germany	$593,237	$623,932
Canada	145,039	138,459

	$738,276	$762,391

In 2016, two customers through several of their operations accounted for 19% and 10%, respectively, of the Company’s total pulp revenues (2015 – one customer through several of its operations accounted for 16%; 2014 – one customers through several of their operations accounted for 13%).

Note 13. Derivative Transactions

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

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share data)

Note 13. Derivative Transactions (continued)

Interest Rate Swaps

During 2002, the Company entered into certain variable-to-fixed interest rate swaps in connection with the Stendal mill with respect to an aggregate maximum amount of approximately €612.6 million of the principal amount of the indebtedness under the Stendal mill’s senior project finance facility, which was settled in November 2014. Under the remaining interest rate swaps, the Company pays a fixed rate and receives a floating rate with the derivative payments being calculated on a notional amount. As at December 31, 2016, the contract has a fair value of €6.2 million ($6,522; 2015 – $16,913) of which €6.2 million ($6,522; 2015 – $10,380) was classified as current within accounts payable and other and $nil (2015 – $6,533) was classified as a long-term liability in the Consolidated Balance Sheet. The contract has an aggregate notional amount of €128.3 million, a fixed interest rate of 5.28% and matures in October 2017.

The Company has pledged as collateral cash in the amount of 67% of the fair value of the interest rate swap up to €8.5 million to the derivative counterparty. The calculation to determine the collateral is performed semi-annually, with the final calculation in October 2017. As at December 31, 2016, the collateral was €4.1 million ($4,327; 2015 – $9,230). This cash has been classified as restricted cash in the Consolidated Balance Sheet.

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

The carrying amount of cash and cash equivalents of $136,569, restricted cash of $4,327 and accounts receivable of $123,892 recorded in the Consolidated Balance Sheet, net of any allowances for losses, represents the Company’s maximum exposure to credit risk.

Note 14. Fair Value Measurement and Disclosure

Due to their short-term maturity, the carrying amounts of cash and cash equivalents, restricted cash, accounts receivable and accounts payable and other approximates their fair value.

The fair value of the interest rate derivative liability classified as Level 2 was determined using a discounted cash flow model that uses as its basis readily observable market inputs, such as forward interest rates and yield curves observable at specified intervals. The observable inputs reflect market data obtained from independent sources, including the Euribor rate provided by the counterparty to the interest rate derivative.

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share data)

Note 14. Fair Value Measurement and Disclosure (continued)

The fair value of the Senior Notes classified as Level 2 was determined using quoted prices in a dealer market, or using recent market transactions.

The following tables present a summary of the Company’s outstanding financial instruments and their estimated fair values under the fair value hierarchy:

	Fair value measurements as at December 31, 2016 using:
Description	Level 1	Level 2	Level 3	Total
Interest rate derivative liability	$—	$6,522	$—	$6,522
Senior Notes debt	—	654,378	—	654,378

	$—	$660,900	$—	$660,900

	Fair value measurements as at December 31, 2015 using:
Description	Level 1	Level 2	Level 3	Total
Interest rate derivative liability	$—	$16,913	$—	$16,913
Senior Notes debt	—	654,625	—	654,625

	$—	$671,538	$—	$671,538

Note 15. Lease Commitments

Minimum lease payments, primarily for various vehicles, and plant and equipment under capital and non-cancellable operating leases and the present value of net minimum payments as at December 31, 2016 are as follows:

	Capital Leases	Operating Leases
2017	$3,908	$1,666
2018	3,270	1,323
2019	4,220	1,293
2020	1,980	1,102
2021	1,887	—
Thereafter	12,208	—

Total	27,473	$5,384

Less: imputed interest	4,799

Total present value of minimum capitalized payments	22,674
Less: current portion of capital lease obligations	3,066

Long-term capital lease obligations	$19,608

The current portion of the capital lease obligations was included in accounts payable and other and the long-term portion was included in capital leases and other in the Consolidated Balance Sheet. Rent expense under operating leases was $1,393 for the year ended December 31, 2016 (2015 – $2,271; 2014 – $2,978).

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share data)

Note 16. Commitments and Contingencies

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

SUPPLEMENTARY FINANCIAL INFORMATION

(UNAUDITED)

Selected Quarterly Financial Data

(In thousands of U.S. dollars, except per share data)

	Quarters Ended
	March 31	June 30	September 30	December 31
2016
Revenues	$253,843	$218,145	$237,941	$221,694
Gross profit	28,100	16,777	29,821	39,045
Net income (loss) attributable to common shareholders	8,769	(4,241)	11,926	18,489
Net income (loss) per share attributable to common shareholders*	$0.14	$(0.07)	$0.18	$0.28
2015
Revenues	$257,547	$266,936	$270,893	$237,828
Gross profit	43,931	33,549	44,032	44,172
Net income (loss) attributable to common shareholders	13,634	16,412	23,760	21,696
Net income (loss) per share attributable to common shareholders*	$0.21	$0.25	$0.37	$0.33

* On a diluted basis

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERCER INTERNATIONAL INC.

Dated: February 10, 2017	By:	/s/ JIMMY S.H. LEE
Jimmy S.H. Lee
Executive Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ JIMMY S.H. LEE	Date: February 10, 2017
Jimmy S.H. Lee
Executive Chairman and Director

/s/ DAVID M. GANDOSSI	Date: February 10, 2017
David M. Gandossi
Chief Executive Officer and Director

/s/ DAVID K.URE	Date: February 10, 2017
David K. Ure
Executive Vice President,
Chief Financial Officer and Principal
Accounting Officer

/s/ ERIC LAURITZEN	Date: February 10, 2017
Eric Lauritzen
Director

/s/ WILLIAM D. MCCARTNEY	Date: February 10, 2017
William D. McCartney
Director

/s/ GRAEME A. WITTS	Date: February 10, 2017
Graeme A. Witts
Director

/s/ BERNARD PICCHI	Date: February 10, 2017
Bernard Picchi
Director

/s/ JAMES SHEPHERD	Date: February 10, 2017
James Shepherd
Director

/s/ KEITH PURCHASE	Date: February 10, 2017
Keith Purchase
Director

/s/ NANCY ORR	Date: February 10, 2017
Nancy Orr
Director

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

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

4.3

Indenture dated February 3, 2017 between Mercer International Inc. and Wells Fargo Bank, National Association, as trustee, relating to the 2024 Senior Notes. Incorporated by reference from Form 8-K filed February 3, 2017.

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

Exhibit No.	Description of Exhibit

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

10.12

Second Extension, Amendment and Confirmation Letter dated February 5, 2016 among Zellstoff- und Papierfabrik Rosenthal GmbH, D&Z Holding GmbH, ZPR Logistik GmbH and Mercer International Inc. Incorporated by reference from Form 10-K filed February 12, 2016.

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

10.18

Registration Rights Agreement dated February 3, 2017 between Mercer International Inc. and Credit Suisse Securities (USA) LLC, related to the 2024 Senior Notes. Incorporated by reference from Form 8-K filed on February 3, 2017.

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

101*

The following financial statements from the Company’s annual report on Form 10-K for the year ended December 31, 2016, filed with the SEC on February 10, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Statements of Operations; (ii) Consolidated Statements of Comprehensive Income (Loss); (iii) Consolidated Balance Sheets; (iv) Consolidated Statements of Changes in Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to the Consolidated Financial Statements.

*	Filed herewith.
†	Denotes management contract or compensatory plan or arrangement.