Form 10-Q
period 2017-03-31
MERCER INTERNATIONAL INC.
filed 2017-04-28
CIK 1333274

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES ☒      NO ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months or for such shorter period that the registrant was required to submit and post such files).    YES ☒      NO ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “non-accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐	Smaller Reporting Company ☐

Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES  ☐  NO  ☒

The Registrant had 64,973,653 shares of common stock outstanding as at April 26, 2017.

PART I.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

MERCER INTERNATIONAL INC.

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2017

(Unaudited)

FORM 10-Q

QUARTERLY REPORT - PAGE 2

MERCER INTERNATIONAL INC.

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands of U.S. dollars, except per share data)

	Three Months Ended March 31,
	2017	2016
Revenues
Pulp	$220,812	$230,629
Energy and chemicals	21,972	23,214

	242,784	253,843
Costs and expenses
Operating costs, excluding depreciation and amortization	172,956	196,942
Operating depreciation and amortization	19,116	17,032
Selling, general and administrative expenses	9,726	11,769

Operating income	40,986	28,100

Other income (expenses)
Interest expense	(13,879)	(13,191)
Loss on settlement of debt (Note 4(a))	(10,696)	(454)
Foreign exchange gain on intercompany debt	14	555
Other income (expenses)	782	(42)

Total other expenses	(23,779)	(13,132)

Income before provision for income taxes	17,207	14,968

Current income tax provision (Note 6)	(3,272)	(1,753)
Deferred income tax provision (Note 6)	(4,209)	(4,446)

Net income	$9,726	$8,769

Net income per common share (Note 7)
Basic and diluted	$0.15	$0.14

Dividends declared per common share (Note 8)	$0.115	$0.115
INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited) (In thousands of U.S. dollars)
	Three Months Ended March 31,
	2017	2016
Net income	$9,726	$8,769
Other comprehensive income, net of taxes(1)
Foreign currency translation adjustment	11,169	52,336
Change in unrecognized losses and prior service costs related to defined benefit pension plan	293	290
Change in unrealized gains/losses on marketable securities	2	(2)

Other comprehensive income, net of taxes(1)	11,464	52,624

Total comprehensive income	$21,190	$61,393

(1)	Balances are net of tax effects of $nil in all periods.

The accompanying notes are an integral part of these interim consolidated financial statements.

FORM 10-Q

QUARTERLY REPORT - PAGE 3

MERCER INTERNATIONAL INC.

INTERIM CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

	March 31,	December 31,
	2017	2016
ASSETS
Current assets
Cash and cash equivalents	$183,579	$136,569
Restricted cash (Note 9)	4,386	4,327
Accounts receivable	134,743	123,892
Inventories (Note 2)	125,492	133,451
Prepaid expenses and other	4,778	3,612

Total current assets	452,978	401,851

Property, plant and equipment, net	734,587	738,276
Intangible and other assets	7,063	7,591
Deferred income tax	7,362	10,990

Total assets	$1,201,990	$1,158,708

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and other (Note 3)	$97,747	$92,133
Pension and other post-retirement benefit obligations (Note 5)	1,045	1,037

Total current liabilities	98,792	93,170

Debt (Note 4)	638,731	617,545
Pension and other post-retirement benefit obligations (Note 5)	24,989	25,084
Capital leases and other	26,345	26,467
Deferred income tax	17,997	17,314

Total liabilities	806,854	779,580

Shareholders’ equity (Note 8)
Common shares $1 par value; 200,000,000 authorized; 64,974,000 issued and outstanding (2016 – 64,694,000)	64,936	64,656
Additional paid-in capital	335,683	333,673
Retained earnings	168,322	166,068
Accumulated other comprehensive loss	(173,805)	(185,269)

Total shareholders’ equity	395,136	379,128

Total liabilities and shareholders’ equity	$1,201,990	$1,158,708

Commitments and contingencies (Note 11)
Subsequent events (Note 4(d), 8, 12)

The accompanying notes are an integral part of these interim consolidated financial statements.

FORM 10-Q

QUARTERLY REPORT - PAGE 4

MERCER INTERNATIONAL INC.

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands of U.S. dollars)

	Three Months Ended March 31,
	2017	2016
Cash flows from (used in) operating activities
Net income	$9,726	$8,769
Adjustments to reconcile net income to cash flows from operating activities
Depreciation and amortization	19,221	17,219
Deferred income tax provision	4,209	4,446
Loss on settlement of debt	10,696	454
Foreign exchange gain on intercompany debt	(14)	(555)
Defined benefit pension plan and other post-retirement benefit plan expense	526	476
Stock compensation expense	(161)	891
Other	692	772
Defined benefit pension plan and other post-retirement benefit plan contributions	(532)	(426)
Changes in working capital
Accounts receivable	(6,288)	3,953
Inventories	9,425	14,636
Accounts payable and accrued expenses	6,881	13,210
Other	(996)	(379)

Net cash from (used in) operating activities	53,385	63,466

Cash flows from (used in) investing activities
Purchase of property, plant and equipment	(8,164)	(6,936)
Purchase of intangible assets	(240)	(520)
Other	—	(102)

Net cash from (used in) investing activities	(8,404)	(7,558)

Cash flows from (used in) financing activities
Repurchase of notes	(234,945)	(23,079)
Proceeds from issuance of notes	250,000	—
Dividend payments	(7,440)	(7,418)
Payment of debt issuance costs	(5,124)	—
Other	(921)	(486)

Net cash from (used in) financing activities	1,570	(30,983)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	518	5,767

Net increase in cash, cash equivalents and restricted cash	47,069	30,692
Cash, cash equivalents and restricted cash, beginning of period	140,896	108,859

Cash, cash equivalents and restricted cash, end of period	$187,965	$139,551

Supplemental cash flow disclosure
Cash paid for interest	$4,456	$599
Cash paid for income taxes	$2,527	$4,630

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

The interim consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). The year-end Consolidated Balance Sheet data was derived from audited financial statements. The footnote disclosure included herein has been prepared in accordance with accounting principles generally accepted for interim financial statements in the United States (“GAAP”). The interim consolidated financial statements should be read together with the audited consolidated financial statements and accompanying notes included in the Company’s latest annual report on Form 10-K for the fiscal year ended December 31, 2016. In the opinion of the Company, the unaudited interim consolidated financial statements contained herein contain all adjustments necessary for a fair statement of the results of the interim periods included. The results for the periods included herein may not be indicative of the results for the entire year.

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

New Accounting Pronouncements

Accounting Pronouncements Implemented

In July 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2015-11, Simplifying the Measurement of Inventory (“ASU 2015-11”) which requires that inventory within the scope of this update, including inventory stated at average cost, be measured at the lower of cost and net realizable value. This update is effective for financial statements issued for fiscal years beginning after December 15, 2016, with early adoption permitted as of the beginning of an interim or annual reporting period. The adoption of ASU 2015-11 did not impact the Company’s financial position.

FORM 10-Q

QUARTERLY REPORT - PAGE 6

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Note 1. The Company and Summary of Significant Accounting Policies (continued)

In March 2016, the FASB issued Accounting Standards Update 2016-09, Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”) which simplifies several aspects of accounting for share-based payment transactions including income tax consequences, classification of awards as either equity or liabilities, classification on the statement of cash flows and accounting for forfeitures. This update is effective for financial statements issued for fiscal years beginning after December 15, 2016. The adoption of ASU 2016-09 did not impact the Company’s financial position.

Accounting Pronouncements Not Yet Implemented

In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue Recognition – Revenue from Contracts with Customers (“ASU 2014-09”) that requires companies to recognize revenue when a customer obtains control rather than when companies have transferred substantially all risks and rewards of a good or service. In 2016 the FASB issued the following Accounting Standards which further affect the guidance of ASU 2014-09:

•	March 2016: ASU 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net);
•	April 2016: ASU 2016-10, Identifying Performance Obligations and Licensing;
•	May 2016: ASU 2016-12, Revenue from Contracts with Customers: Narrow Scope Improvements and Practical Expedients; and
•	December 2016: ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers.

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

In February 2016, the FASB issued Accounting Standards Update 2016-02, Leases (“ASU 2016-02”) which requires lessees to recognize virtually all of their leases on the balance sheet, by recording a right-of-use asset and liability. This update is effective for financial statements issued for fiscal years beginning after December 15, 2018, with early adoption permitted at the beginning of an interim or annual reporting period. The Company is currently assessing the impact the adoption of ASU 2016-02 will have on its consolidated financial statements.

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

In January 2017, the FASB issued Accounting Standards Update 2017-01, Clarifying the Definition of a Business (“ASU 2017-01”) which revises the definition of a business. When substantially all of the fair value of gross assets acquired is concentrated in a single asset (or a group of similar assets), the asset acquired would not represent a business. This update is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company is currently assessing the impact the adoption of ASU 2017-01 will have on its consolidated financial statements.

FORM 10-Q

QUARTERLY REPORT - PAGE 7

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Note 1. The Company and Summary of Significant Accounting Policies (continued)

In March 2017 the FASB issued Accounting Standards Update 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Post-Retirement Benefit Cost (“ASU 2017-07”) which requires that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations. This standard is effective for financial statements issued for fiscal years beginning after December 15, 2017 and should be applied retrospectively to all periods presented. The Company believes this new standard will not have a material impact on its consolidated financial statements.

Note 2. Inventories

	March 31,	December 31,
	2017	2016
Raw materials	$37,904	$50,056
Finished goods	34,758	33,510
Spare parts and other	52,830	49,885

	$125,492	$133,451

Note 3. Accounts Payable and Other

	March 31,	December 31,
	2017	2016
Trade payables	$28,852	$28,815
Accrued expenses	36,070	39,903
Interest payable	12,907	3,916
Interest rate derivative liability (Note 9)	6,625	6,522
Dividends payable (Note 8)	7,472	7,440
Other	5,821	5,537

	$97,747	$92,133

Note 4. Debt

	March 31,	December 31,
	2017	2016
2022 Senior Notes, unsecured, $400,000 face value (a)	$393,736	$393,460
2024 Senior Notes, unsecured, $250,000 face value (a)	244,995	—
2019 Senior Notes (a)	—	224,085
Revolving credit facilities
€75.0 million (b)	—	—
C$40.0 million (c)	—	—
€25.0 million (d)	—	—
€5.0 million (e)	—	—

	$638,731	$617,545

As at March 31, 2017, the maturities of the principal portion of debt are as follows:

2017	$—
2018	—
2019	—
2020	—
2021	—
Thereafter	650,000

$650,000

FORM 10-Q

QUARTERLY REPORT - PAGE 8

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Note 4. Debt (continued)

Certain of the Company’s debt instruments were issued under agreements which, among other things, may limit its ability and the ability of its subsidiaries to make certain payments, including dividends. These limitations are subject to specific exceptions. As at March 31, 2017, the Company was in compliance with the terms of its debt agreements.

(a)

On February 3, 2017, the Company issued $225,000 in aggregate principal amount of 6.50% senior notes which mature on February 1, 2024 (“2024 Senior Notes”). The 2024 Senior Notes were issued at a price of 100% of their principal amount. The net proceeds of the offering were $220,391, after deducting the underwriter’s discount and offering expenses. The net proceeds, together with cash on hand, were used to purchase the remaining $227,000 in aggregate principal amount of outstanding 2019 Senior Notes (herein defined below). In connection with this purchase the Company recorded a loss on settlement of debt of $10,696 recorded in the Interim Consolidated Statement of Operations.

On March 16, 2017, the Company issued an additional $25,000 in aggregate principal amount of its 2024 Senior Notes. The additional notes were priced at 100% plus accrued interest from February 3, 2017. The net proceeds from the offering were $24,732, net of the underwriter’s discounts, offering expenses and accrued interest. The net proceeds, together with cash on hand, was used to finance the Company’s acquisition of the Friesau Facility (as defined in Note 12) and for general working capital purposes.

On November 26, 2014, the Company issued $650,000 of senior notes consisting of $250,000 in aggregate principal amount of 7.00% senior notes which were to mature on December 1, 2019 (“2019 Senior Notes”) and $400,000 in aggregate principal amount of 7.75% senior notes which mature on December 1, 2022 (“2022 Senior Notes”). The 2019 Senior Notes and 2022 Senior Notes were issued at a price of 100% of their principal amount. Upon their issuance the 2019 Senior Notes and 2022 Senior Notes were recorded at $635,949 which included debt issuance costs of $14,051. These costs were proportionally allocated to the 2019 Senior Notes and the 2022 Senior Notes.

In March 2016, the Company purchased $23,000 in aggregate principal amount of its 2019 Senior Notes. In connection with this purchase the Company recorded a loss on settlement of debt of $454 in the Interim Consolidated Statement of Operations.

The 2022 Senior Notes and 2024 Senior Notes are general unsecured senior obligations of the Company. They rank equal in right of payment with all existing and future unsecured senior indebtedness of the Company and are senior in right of payment to any current or future subordinated indebtedness of the Company. They are effectively junior in right of payment to all existing and future secured indebtedness, to the extent of the assets securing such indebtedness, and all indebtedness and liabilities of the Company’s subsidiaries.

The Company may redeem all or a part of the 2022 Senior Notes and 2024 Senior Notes, upon not less than 30 days’ or more than 60 days’ notice, at the redemption prices (expressed as percentages of principal amount) discussed below, plus accrued and unpaid interest to (but not including) the applicable redemption date. The 2022 Senior Notes redemption prices are equal to 105.813% for the twelve month period beginning on December 1, 2017, 103.875% for the twelve month period beginning on December 1, 2018, 101.938% for the twelve month period beginning on December 1, 2019, and 100.000% beginning on December 1, 2020 and at any time thereafter. The 2024 Senior Notes redemption prices are equal to 103.250% for the twelve month period beginning on February 1, 2020, 101.625% for the twelve month period beginning on February 1, 2021, and 100.000% beginning on February 1, 2022 and at any time thereafter.

(b)

A €75.0 million revolving credit facility at the Stendal mill that matures in October 2019. Borrowings under the facility are collateralized by the mill’s inventory and accounts receivable and bear interest at Euribor plus 3.50%. As at March 31, 2017, approximately €75.0 million ($80,228) was available.

FORM 10-Q

QUARTERLY REPORT - PAGE 9

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Note 4. Debt (continued)

(c)

A C$40.0 million revolving credit facility at the Celgar mill that matures in May 2019. Borrowings under the facility are collateralized by the mill’s inventory and accounts receivable and are restricted by a borrowing base calculated on the mill’s inventory and accounts receivable. Canadian dollar denominated amounts bear interest at bankers acceptance plus 1.50% or Canadian prime. U.S. dollar denominated amounts bear interest at LIBOR plus 1.50% or U.S. base. As at March 31, 2017, approximately C$1.7 million ($1,275) was supporting letters of credit and approximately C$38.3 million ($28,750) was available.

(d)

A €25.0 million revolving credit facility at the Rosenthal mill that matures in October 2019. Borrowings under the facility are collateralized by the mill’s inventory and accounts receivable and bear interest at Euribor plus 2.95%. As at March 31, 2017, approximately €3.1 million ($3,274) of this facility was supporting bank guarantees leaving approximately €21.9 million ($23,468) available.

In April 2017, in connection with the acquisition of the Friesau Facility (as defined in Note 12), the Company replaced the €25.0 million revolving credit facility with a new €70.0 million joint revolving credit facility that matures in April 2022. The Rosenthal mill has full access to the available amount under the facility and the Friesau Facility has access to a maximum of €45.0 million. Borrowings under the facility are collateralized by the borrowers inventory and accounts receivable and bear interest at Euribor plus 2.95%.

(e)

A €5.0 million revolving credit facility at the Rosenthal mill that matures in December 2018. Borrowings under this facility bear interest at the rate of the three-month Euribor plus 2.50% and are secured by certain land at the Rosenthal mill. As at March 31, 2017 approximately €3.7 million ($3,982) of this facility was supporting bank guarantees leaving approximately €1.3 million ($1,366) available.

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

The components of the net benefit costs relating to the Celgar Defined Benefit Plans for the three month periods ended March 31, 2017 and 2016 were as follows:

	Three Months Ended March 31,
	2017		2016
	Pension	Other Post- Retirement Benefits	Pension	Other Post- Retirement Benefits
Service cost	$23	$143	$22	$117
Interest cost	328	232	261	251
Expected return on plan assets	(493)	—	(465)	—
Amortization of unrecognized items	257	36	334	(44)

Net benefit costs	$115	$411	$152	$324

FORM 10-Q

QUARTERLY REPORT - PAGE 10

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Note 5. Pension and Other Post-Retirement Benefit Obligations (continued)

Defined Contribution Plan

Effective December 31, 2008, the Celgar Defined Benefit Plans were closed to new members. In addition, the defined benefit service accrual ceased on December 31, 2008, and members began to receive pension benefits, at a fixed contractual rate, under a new defined contribution plan effective January 1, 2009. During the three month period ended March 31, 2017, the Company made contributions of $267 (2016 – $163), to this plan.

Multiemployer Plan

The Company participates in a multiemployer plan for the hourly-paid employees at the Celgar mill. The contributions to the plan are determined based on a percentage of pensionable earnings pursuant to a collective bargaining agreement. The Company has no current or future contribution obligations in excess of the contractual contributions. During the three month period ended March 31, 2017, the Company made contributions of $478 (2016 – $376), to this plan.

Note 6. Income Taxes

The income tax provision attributable to income before provision for income taxes in the Interim Consolidated Statement of Operations differs from the amounts computed by applying the U.S. Federal statutory income tax rate of 35% for the three month periods ended March 31, 2017 and 2016 as a result of the following:

	Three Months Ended March 31,
	2017	2016
U.S. Federal statutory rate	35%	35%

U.S. Federal statutory rate on income before income taxes	$(6,022)	$(5,239)
Tax differential on foreign income	2,417	1,485
Effect of foreign earnings	—	(3,500)
Change in undistributed earnings	(2,482)	—
Valuation allowance	(4,154)	(1,413)
Tax benefit of partnership structure	1,216	1,199
Non-taxable foreign subsidies	559	573
True-up of prior year taxes	380	(618)
Foreign exchange on valuation allowance	237	1,613
Foreign exchange on settlement of debt	550	212
Other	(182)	(511)

	$(7,481)	$(6,199)

Comprised of:
Current income tax provision	$(3,272)	$(1,753)
Deferred income tax provision	(4,209)	(4,446)

	$(7,481)	$(6,199)

FORM 10-Q

QUARTERLY REPORT - PAGE 11

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Note 7. Net Income Per Common Share

	Three Months Ended March 31,
	2017	2016
Net income
Basic and diluted	$9,726	$8,769

Net income per common share
Basic and diluted	$0.15	$0.14

Weighted average number of common shares outstanding:
Basic(1)	64,767,944	64,584,985
Effect of dilutive shares:
Performance Share Units (“PSUs”)	491,046	273,102
Restricted shares	28,768	43,641

Diluted	65,287,758	64,901,728

(1)

For the three months ended March 31, 2017, the basic weighted average number of common shares outstanding excludes 38,000 restricted shares which have been issued, but have not vested as at March 31, 2017 (2016 – 38,000 restricted shares).

The calculation of diluted net income per common share does not assume the exercise of any instruments that would have an anti-dilutive effect on net income per common share. There were no anti-dilutive instruments for the three months ended March 31, 2017 and 2016.

Note 8. Shareholders’ Equity

Dividends

In February 2017, the Company’s Board of Directors declared a quarterly dividend of $0.115 per common share. Payment of the dividend was made on April 4, 2017 to all shareholders of record on March 28, 2017.

In April 2017, the Company’s Board of Directors declared a quarterly dividend of $0.115 per common share. Payment of the dividend will be made on July 6, 2017 to all shareholders of record on June 27, 2017. Future dividends are subject to approval by the Board of Directors and may be adjusted as business and industry conditions warrant.

Stock Based Compensation

In June 2010, the Company adopted a stock incentive plan which provides for options, restricted stock rights, restricted shares, performance shares, PSUs and stock appreciation rights to be awarded to employees, consultants and non-employee directors. During the three months ended March 31, 2017, there were no issued and outstanding options, restricted stock rights, performance shares or stock appreciation rights. As at March 31, 2017, after factoring in all allocated shares, there remain approximately 880,000 common shares available for grant.

FORM 10-Q

QUARTERLY REPORT - PAGE 12

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Note 8. Shareholders’ Equity (continued)

PSUs

PSUs comprise rights to receive common shares at a future date that are contingent on the Company and the grantee achieving certain performance objectives. The performance objective period is generally three years. For the three months ended March 31, 2017, the Company recognized income of $249 related to PSUs (2016 - expense of $737).

The following table summarizes PSU activity during the period:

Number of PSUs
Outstanding as at January 1, 2017	2,068,174
Granted	542,788
Vested and issued	(279,515)
Forfeited	(378,139)

Outstanding as at March 31, 2017	1,953,308

Restricted Shares

Restricted shares generally vest at the end of one year. Expense recognized for the three months ended March 31, 2017 was $88 (2016 – $154). As at March 31, 2017, the Company had 38,000 restricted shares outstanding and the total remaining unrecognized compensation cost related to restricted shares amounted to approximately $65 which will be amortized over the remaining vesting periods.

Settlement of Short Swing Profit Claim

In March 2017, the Company and a shareholder entered into a settlement agreement pursuant to which the shareholder agreed to a payment of $3,000 (net $2,450 after costs) to the Company to settle a claim by the Company for short swing profits under Section 16(b) in the Exchange Act. The net settlement was classified as additional paid-in-capital.

Retained Earnings

The following table summarizes the changes to retained earnings during the period:

Three Months Ended March 31, 2017
Retained earnings at January 1, 2017	$166,068
Net income	9,726
Cash dividends declared	(7,472)

Retained earnings at March 31, 2017	$168,322

FORM 10-Q

QUARTERLY REPORT - PAGE 13

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Note 8. Shareholders’ Equity (continued)

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss are as follows:

	Foreign Currency Translation Adjustment	Defined Benefit Pension and Other Post-Retirement Benefit Items	Unrealized Gains / Losses on Marketable Securities	Total
Balance as at January 1, 2017	$(170,592)	$(14,663)	$(14)	$(185,269)

Other comprehensive income before reclassifications	11,169	—	2	11,171
Amounts reclassified from accumulated other comprehensive loss	—	293	—	293

Other comprehensive income, net of taxes	11,169	293	2	11,464

Balance as at March 31, 2017	$(159,423)	$(14,370)	$(12)	$(173,805)

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

Interest Rate Swaps

During 2002, the Company entered into certain variable-to-fixed interest rate swaps, referred to as the “Stendal Interest Rate Swap Contract” in connection with its long-term indebtedness relating to the Stendal mill to fix the interest rate. Under the Stendal Interest Rate Swap Contract, the Company pays a fixed rate and receives a floating rate with the interest payments being calculated on a notional amount. The interest rate swaps were left in place following the refinancing of the debt in November 2014. As at March 31, 2017, the contract had a fair value of €6.2 million ($6,625; 2016 – $6,522) which was classified as current within accounts payable and other in the Interim Consolidated Balance Sheet. The contract has an aggregate notional amount of €128.3 million, a fixed interest rate of 5.28% and matures in October 2017.

The Company has pledged as collateral cash in the amount of 67% of the fair value of the interest rate swap up to €8.5 million to the derivative counterparty. The calculation to determine the collateral is performed semi-annually, with the final calculation in October 2017. As at March 31, 2017, the collateral was €4.1 million ($4,386; 2016 – $4,327). This cash has been classified as restricted cash in the Interim Consolidated Balance Sheet.

For the three months ended March 31, 2017, the Company recorded a loss on the interest rate swaps of $15 (2016 - $210), in other income (expenses) in the Interim Consolidated Statement of Operations.

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

The carrying amount of cash and cash equivalents of $183,579, restricted cash of $4,386 and accounts receivable of $134,743 recorded in the Interim Consolidated Balance Sheet, net of any allowances for losses, represents the Company’s maximum exposure to credit risk.

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

The fair value of the 2022 Senior Notes, 2024 Senior Notes and 2019 Senior Notes classified as Level 2 was determined using quoted prices in a dealer market, or using recent market transactions.

The following tables present a summary of the Company’s outstanding financial instruments and their estimated fair values under the fair value hierarchy:

	Fair value measurements as at March 31, 2017 using:
Description	Level 1	Level 2	Level 3	Total
Interest rate derivative liability	$—	$6,625	$—	$6,625
2022 Senior Notes and 2024 Senior Notes	—	678,745	—	678,745

	$—	$685,370	$—	$685,370

	Fair value measurements as at December 31, 2016 using:
Description	Level 1	Level 2	Level 3	Total
Interest rate derivative liability	$—	$6,522	$—	$6,522
2019 Senior Notes and 2022 Senior Notes	—	654,378	—	654,378

	$—	$660,900	$—	$660,900

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

Note 12. Subsequent Event

On April 12, 2017, the Company acquired substantially all of the assets of one of Germany’s largest sawmills, and a bio-mass power plant, near Friesau, Germany (the “Friesau Facility”) for approximately $55,100 plus defined working capital of approximately $6,500. The acquisition of the Friesau Facility presents the Company with the opportunity to expand into the German lumber market and grow our bio-mass energy profile. The Company has not completed the valuation of assets acquired and liabilities assumed; however, the Company anticipates providing a preliminary purchase price allocation in its 2017 second quarter report on Form 10-Q.

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

In this document: (i) unless the context otherwise requires, references to “we”, “our”, “us”, the “Company” or “Mercer” mean Mercer International Inc. and its subsidiaries; (ii) references to “Mercer Inc.” mean the Company excluding its subsidiaries; (iii) information is provided as of March 31, 2017, unless otherwise stated; (iv) our reporting currency is dollars and references to “€” mean euros and “C$” mean Canadian dollars; (v) “ADMTs” refers to air-dried metric tonnes; (vi) “MW” refers to megawatts and “MWh” refers to megawatt hours; and (vii) “Mfbm” refers to million board feet.

The following discussion and analysis of our results of operations and financial condition for the three months ended March 31, 2017 should be read in conjunction with our interim consolidated financial statements and related notes included in this quarterly report, as well as our most recent annual report on Form 10-K for the fiscal year ended December 31, 2016 filed with the Securities and Exchange Commission, referred to as the “SEC”.

Results of Operations

General

We operate in the pulp business and our operations are located in Germany and Western Canada. Our pulp mills have a current combined annual production capacity of approximately 1.5 million ADMTs of northern bleached softwood kraft pulp, referred to as “NBSK pulp”, and 305 MW of electrical generation.

Current Market Environment

Pulp Mills

In the first quarter of 2017, pulp prices were generally higher than the same quarter of 2016, which resulted in marginally higher pulp sales realizations. As at March 31, 2017, list prices in Europe, China and North America were approximately $835, $665 and $1,060 per ADMT, respectively. Additionally, in the current quarter of 2017, we benefited from lower fiber prices, particularly in Germany, and the strength of the dollar versus the euro, compared to the same quarter of 2016.

Currently, the NBSK pulp market is generally balanced with world producer inventories at about 29 days’ supply. Looking forward, we currently expect overall steady pulp demand and stable pricing in the second quarter of 2017.

Our current 2017 annual maintenance downtime schedule for our pulp mills is:

2017 Quarter	Celgar	Rosenthal	Stendal
	(number of days)
Second	18	-	3
Third	-	12	-
Fourth	-	-	3

FORM 10-Q

QUARTERLY REPORT - PAGE 18

Acquisition of the Friesau Facility

On April 12, 2017, our subsidiary, Mercer Timber Products GmbH, referred to as “MTP”, completed the acquisition of one of Germany’s largest sawmills and a bio-mass power plant near Friesau, Germany, referred to as the “Friesau Facility”, for approximately $55.1 million plus defined working capital of approximately $6.5 million.

The Friesau Facility is one of Germany’s largest sawmills with an annual production capacity of 550 Mfbm of lumber, 13 MW of electricity and 49.5 MW of thermal energy. It is a flexible production facility that produces over 200 products with multiple package sizes to meet customer requirements. Over the last three years, the facility sold approximately 40% of its production in Germany, 30% in the rest of Europe and the balance in Asia and the Middle-East. Historically, the facility sold a significant portion of its production into the U.S. market.

Prior to our acquisition, the facility had been operated on a restricted basis, well below its capacity. We are in the process of ramping up lumber production at the facility. However, as major sawlog contracts in the facility’s fiber region are generally awarded on a yearly basis, we expect log purchases and deliveries will take two to three quarters to fully ramp up and reach our targeted levels in the fall of this year. We currently expect to ramp up production to approximately 90% of our annual planned production by the end of the third quarter of 2017. As a result of the initial integration and ramp-up period for the facility, we do not expect it to contribute to earnings for one or two quarters.

Lumber markets are currently strong with prices on an upward trend. The Random Lengths Lumber Composite averaged $385 per Mfbm during the recent quarter, compared to $354 per Mfbm in the fourth quarter of 2016. The Composite is currently over $400 per Mfbm.

We are pleased with this acquisition and look forward to realizing upon our forecasted synergies relating to the sharing of wood and bio-mass resources and the optimization of services and staffing. Also ramping up production should materially reduce per unit processing costs. As a result of the timing of ramping up production mid-year, we anticipate higher sawlog costs in the short term. However, we believe when new sawlog contracts are let for 2018 that, because of our market presence and purchasing scale, long-term relationships with vendors and logistics capabilities, we will be able to achieve competitive pricing for sawlogs at least in line with our competitors.

We also see several opportunities to reduce costs and improve realizations at the Friesau Facility through targeted upgrades. With respect to sales, we currently intend to re-enter into the U.S. market with a short- to mid-term goal to have about 25% of the facility’s production sold there.

FORM 10-Q

QUARTERLY REPORT - PAGE 19

Summary Financial Highlights

	Three Months Ended March 31,
	2017	2016
	(in thousands, other than per share amounts)
Pulp revenues	$220,812	$230,629
Energy and chemical revenues	$21,972	$23,214
Operating income	$40,986	$28,100
Operating EBITDA(1)	$60,207	$45,319
Foreign exchange gain on intercompany debt	$14	$555
Loss on settlement of debt(2)	$10,696	$454
Income tax provision	$(7,481)	$(6,199)
Net income	$9,726	$8,769
Net income per common share
Basic and diluted	$0.15	$0.14
Common shares outstanding at period end	64,974	64,656

(1)	The following table provides a reconciliation of net income to operating income and Operating EBITDA for the periods indicated:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Net income	$9,726	$8,769
Income tax provision	7,481	6,199
Interest expense	13,879	13,191
Loss on settlement of debt	10,696	454
Foreign exchange gain on intercompany debt	(14)	(555)
Other (income) expenses	(782)	42

Operating income	40,986	28,100
Add: Depreciation and amortization	19,221	17,219

Operating EBITDA	$60,207	$45,319

(2)	Redemption of 7.0% Senior Notes due 2019.

Selected Production, Sales and Other Data

	Three Months Ended March 31,
	2017	2016
Pulp production (‘000 ADMTs)	373.8	378.0
Annual maintenance downtime (‘000 ADMTs)	-	-
Annual maintenance downtime (days)	-	-
Pulp sales (‘000 ADMTs)	375.1	393.5
Average NBSK pulp list prices in Europe ($/ADMT)(1)	822	792
Average NBSK pulp list prices in China ($/ADMT)(1)	645	590
Average NBSK pulp list prices in North America ($/ADMT)(1)	1,033	943
Average pulp sales realizations ($/ADMT)(2)	584	580
Energy production (‘000 MWh)	472.2	475.5
Energy sales (‘000 MWh)	202.7	207.4
Average energy sales realizations ($/MWh)	91	93

Average Spot Currency Exchange Rates
$/ €(3)	1.0661	1.1035
$ / C$(3)	0.7555	0.7301

(1)	Source: RISI pricing report.
(2)	Sales realizations after customer discounts, rebates and other selling concessions. Incorporates the effect of pulp price variations occurring between the order and shipment dates.
(3)	Average Federal Reserve Bank of New York Noon Buying Rates over the reporting period.

FORM 10-Q

QUARTERLY REPORT - PAGE 20

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

Total revenues for the three months ended March 31, 2017 decreased by approximately 4% to $242.8 million from $253.8 million in the same quarter of 2016, primarily as a result of lower pulp revenues.

Pulp revenues in the first quarter of 2017 decreased by approximately 4% to $220.8 million from $230.6 million in the same quarter of 2016, due to lower sales volumes only partially offset by higher sales realizations.

Energy and chemical revenues in the first quarter of 2017 decreased by approximately 5% to $22.0 million from $23.2 million in the same quarter of 2016, primarily due to the impact of a stronger dollar versus the euro.

Pulp production declined marginally to 373,765 ADMTs in the current quarter from 377,992 ADMTs in the same quarter of 2016. We did not have any scheduled maintenance downtime in either the first quarter of 2017 or 2016.

Pulp sales volumes decreased by approximately 5% to 375,104 ADMTs in the current quarter from 393,461 ADMTs in the same quarter of 2016, primarily due to shipments delayed into the second quarter of 2017 and marginally lower production.

In the current quarter of 2017, list prices for NBSK pulp in Europe and China increased from the same quarter of 2016, largely as a result of overall steady demand. Average list prices for NBSK pulp in Europe were approximately $822 per ADMT in the first quarter of 2017, compared to approximately $792 per ADMT in the same quarter of 2016. Average list prices for NBSK pulp in China and North America were approximately $645 per ADMT and $1,033 per ADMT, respectively, in the first quarter of 2017, compared to approximately $590 per ADMT and $943 per ADMT, respectively, in the same quarter of 2016.

Average pulp sales realizations increased marginally to $584 per ADMT in the first quarter of 2017 from approximately $580 per ADMT in the same quarter last year, primarily due to higher list prices in China.

In the current quarter of 2017, the dollar was approximately 3% stronger versus the euro compared to the same quarter of 2016, which benefited our costs incurred in euros. This was only partially offset by a 4% decline of the dollar versus the Canadian dollar in the current quarter compared to the same quarter of 2016.

In the first quarter of 2017, the impact of a stronger dollar versus the euro provided a positive benefit of approximately $7.2 million on our euro-denominated costs compared to the same quarter of 2016.

Costs and expenses in the current quarter decreased by approximately 11% to $201.8 million from $225.7 million in the first quarter of 2016, primarily due to lower sales volume, lower fiber prices and the positive impact of a stronger dollar versus the euro.

In the first quarter of 2017, operating depreciation and amortization was $19.1 million, compared to $17.0 million in the same quarter of 2016.

FORM 10-Q

QUARTERLY REPORT - PAGE 21

Selling, general and administrative expenses decreased to $9.7 million in the first quarter of 2017 from $11.8 million in the same quarter of 2016 primarily due to lower stock compensation expense.

Transportation costs decreased by approximately 5% to $17.4 million in the current quarter from $18.3 million in the same quarter of 2016, primarily due to lower sales volume.

On average, in the current quarter, overall per unit fiber costs decreased by approximately 9% from the same quarter of 2016, primarily as a result of a balanced wood market, strong sawmilling activity and the strength of the dollar versus the euro. In the current quarter, per unit fiber costs in Germany were approximately 12% lower and for our Celgar mill were marginally higher than the comparative quarter of 2016.

In the first quarter of 2017, our operating income increased to $41.0 million from $28.1 million in the same quarter of 2016, primarily as a result of lower fiber prices and the impact of a stronger dollar versus the euro.

In the current quarter, we issued, in two tranches, an aggregate $250.0 million of 6.5% senior notes due 2024, referred to as the “2024 Senior Notes”. We utilized the proceeds primarily to redeem $227.0 million of our 7.0% senior notes due 2019, referred to as (the “2019 Senior Notes”, at a cost, including premium, of $234.9 million and recorded a loss on such redemption of $10.7 million (being $0.17 per basic and $0.16 per diluted share).

Interest expense in the current quarter increased to $13.9 million from $13.2 million in the same quarter of 2016 since, during the requisite notice period for redemption of the 2019 Senior Notes, we also had $225.0 million of the 2024 Senior Notes outstanding.

During the first quarter of 2017, income tax expense increased to $7.5 million from $6.2 million in the same quarter of 2016.

For the first quarter of 2017, we had net income of $9.7 million, or $0.15 per basic and diluted share, after giving effect to the $10.7 million ($0.17 per basic share) loss on the redemption of the 2019 Senior Notes. In the same quarter of 2016, we had net income of $8.8 million, or $0.14 per basic and diluted share.

In the first quarter of 2017, Operating EBITDA increased by approximately 33% to $60.2 million from $45.3 million in the same quarter of 2016, primarily due to lower fiber prices and the benefit of a stronger dollar versus the euro.

FORM 10-Q

QUARTERLY REPORT - PAGE 22

Liquidity and Capital Resources

Summary of Cash Flows

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Net cash from operating activities	$53,385	$63,466
Net cash used in investing activities	(8,404)	(7,558)
Net cash from (used in) financing activities	1,570	(30,983)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	518	5,767

Net increase in cash, cash equivalents and restricted cash	$47,069	$30,692

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

Cash provided by operating activities decreased to $53.4 million in the three months ended March 31, 2017 from $63.5 million in the comparative period of 2016 due to changes in working capital. An increase in accounts receivable used cash of $6.3 million in the current quarter of 2017, compared to a decrease in accounts receivable providing cash of $4.0 million in the same quarter of 2016. An increase in accounts payable and accrued expenses provided cash of $6.9 million in the three months ended March 31, 2017, and $13.2 million in the same period of 2016. A decrease in inventories provided cash of $9.4 million in the current quarter of 2017 and $14.6 million in the comparative period of 2016.

Cash Flows from Investing Activities. Investing activities in the three months ended March 31, 2017 used cash of $8.4 million, primarily related to capital expenditures of $8.2 million comprised of maintenance and smaller projects at our mills. In the same period of 2016, investing activities used cash of $7.6 million.

Cash Flows from Financing Activities. In the three months ended March 31, 2017, financing activities provided cash of $1.6 million, including an aggregate of $250.0 million from the issuance of the 2024 Senior Notes, which was primarily used to redeem the 2019 Senior Notes at a cost of $234.9 million. In the current quarter of 2017, debt issuance costs for the 2024 Senior Notes used cash of $5.1 million and a dividend payment used cash of $7.4 million. In the same period of 2016, financing activities used cash of $31.0 million.

FORM 10-Q

QUARTERLY REPORT - PAGE 23

Balance Sheet Data

The following table is a summary of selected financial information as at the dates indicated:

	March 31,	December 31,
	2017	2016
	(in thousands)
Financial Position
Cash and cash equivalents	$183,579	$136,569
Total current assets	$452,978	$401,851
Total current liabilities	$98,792	$93,170
Working capital	$354,186	$308,681

Total assets	$1,201,990	$1,158,708
Debt	$638,731	$617,545
Total liabilities	$806,854	$779,580
Total equity	$395,136	$379,128

As a result of the weakening of the dollar versus the euro and the Canadian dollar as at March 31, 2017, we recorded a non-cash increase in the carrying value of our net assets, consisting primarily of our fixed assets, denominated in euros and Canadian dollars. This non-cash increase of approximately $11.2 million does not affect our net income, Operating EBITDA or cash flows but is reflected in our other comprehensive income and as an increase to our total equity.

Sources and Uses of Funds

Our principal sources of funds are cash flows from operations, cash and cash equivalents on hand and our revolving credit facilities. Our principal uses of funds consist of operating expenses, capital expenditures and semi-annual interest payments on our outstanding 7.75% Senior Notes due 2022 and our 2024 Senior Notes.

As at March 31, 2017, our cash and cash equivalents increased to $183.6 million from $136.6 million at the end of 2016 and our working capital increased to $354.2 million from $308.7 million at the end of 2016. At the end of the current quarter, we also had cash of $4.4 million used to secure our Stendal mill’s outstanding interest rate swap.

As at March 31, 2017, we had approximately $133.8 million available under our revolving credit facilities.

In April 2017, in conjunction with the acquisition of the Friesau Facility by MTP, we replaced our Rosenthal mill’s €25.0 million revolving credit facility with a new €70.0 million joint revolving facility, referred to as the “New Facility”, available to both Rosenthal and MTP, with MTP’s borrowing not to exceed €45.0 million. The New Facility has a five-year term, is secured by a first ranking security interest on the inventories, receivables and accounts receivable of the borrowers and accrues interest at a rate of Euribor plus 2.95% per annum.

FORM 10-Q

QUARTERLY REPORT - PAGE 24

The following table sets out our total capital expenditures and interest expense for the periods indicated:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Capital expenditures	$8,164	$6,936
Cash paid for interest(1)	$4,456	$599
Interest expense(2)	$13,879	$13,191

(1)	Amounts differ from interest expense which includes non-cash items. See supplemental disclosure of cash flow information from our Interim Consolidated Statement of Cash Flows included in this report.
(2)	Interest on our 2022 Senior Notes is paid semi-annually in June and December of each year and interest on our 2024 Senior Notes is paid semi-annually in February and August of each year.

In the first quarter of 2017, we expended $7.4 million to pay a quarterly dividend of $0.115 per common share.

As at March 31, 2017, other than the then pending acquisition of the Friesau Facility, which was completed in April 2017, we had no material commitments to acquire assets or operating businesses.

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

Debt Covenants

Certain of our long-term obligations contain various financial tests and covenants customary to these types of arrangements. See our annual report on Form 10-K for the fiscal year ended December 31, 2016.

As at March 31, 2017, we were in full compliance with all of the covenants of our indebtedness.

Off-Balance Sheet Arrangements

At March 31, 2017, we did not have any off-balance sheet arrangements (as defined in Item 303(a)(4)(ii) of Regulation S-K).

FORM 10-Q

QUARTERLY REPORT - PAGE 25

Contractual Obligations and Commitments

There were no material changes outside the ordinary course to any of our material contractual obligations during the three months ended March 31, 2017.

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

As a result of the weakening of the dollar versus the euro and Canadian dollar as at March 31, 2017, we recorded a non-cash increase of $11.2 million in the carrying value of our net assets, consisting primarily of our fixed assets, denominated in euros and Canadian dollars which primarily resulted in our accumulated other comprehensive loss decreasing to $173.8 million.

Based upon the exchange rate as at March 31, 2017, the dollar has weakened by approximately 1% in value against the euro and the Canadian dollar since December 31, 2016. See “Quantitative and Qualitative Disclosures about Market Risk”.

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

Our significant accounting policies are disclosed in Note 1 to our audited annual financial statements included in our annual report on Form 10-K for the fiscal year ended December 31, 2016. While all of the significant accounting policies are important to the consolidated financial statements, some of these policies may be viewed as having a high degree of judgment. On an ongoing basis using currently available information, management reviews its estimates, including those related to accounting for, among other things, pension and other post-retirement benefit obligations, deferred income taxes (valuation allowance and permanent reinvestment), depreciation and amortization, future cash flows associated with impairment testing for long-lived assets, legal liabilities and contingencies. Actual results could differ materially from these estimates, and changes in these estimates are recorded when known.

We have identified certain accounting policies that are the most important to the portrayal of our current financial condition and results of operations.

FORM 10-Q

QUARTERLY REPORT - PAGE 26

For information about both our significant and critical accounting policies, see our annual report on Form 10-K for the fiscal year ended December 31, 2016.

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

●	our business is highly cyclical;

●

a weakening of the global economy, including capital and credit markets, could adversely affect our business and financial results and have a material adverse effect on our liquidity and capital resources;

●	our level of indebtedness could negatively impact our financial condition, results of operations and liquidity;

●	cyclical fluctuations in the price and supply of our raw materials, particularly fiber, could adversely affect our business;

●	we face intense competition in our markets;

●	we are exposed to currency exchange rate fluctuations;

●

we are subject to extensive environmental regulation and we could incur substantial costs as a result of compliance with, violations of or liabilities under applicable environmental laws and regulations;

●	our business is subject to risks associated with climate change and social and government responses thereto;

●	our operations require substantial capital and we may be unable to maintain adequate capital resources to provide for such capital requirements;

●	future acquisitions, including our recent acquisition of the Friesau Facility, may result in additional risks and uncertainties in our business;

●	fluctuations in prices and demand for lumber could adversely affect our business;

●	adverse housing market conditions may increase the credit risk from customers of our Friesau Facility;

●	our Friesau Facility’s lumber products are vulnerable to declines in demand due to competing technologies or materials;

FORM 10-Q

QUARTERLY REPORT - PAGE 27

●

changes in credit ratings issued by nationally recognized statistical rating organizations could adversely affect our cost of financing and have an adverse effect on the market price of our securities;

●	we rely on government grants and participate in German statutory energy programs;

●	we are subject to risks related to our employees;

●	we are dependent on key personnel;

●	we may experience material disruptions to our production (including as a result of, among other things, planned and unplanned maintenance downtime);

●	if our long-lived assets become impaired, we may be required to record non-cash impairment charges that could have a material impact on our results of operations;

●	we may incur losses as a result of unforeseen or catastrophic events, including the emergence of a pandemic, terrorist attacks or natural disasters;

●	our insurance coverage may not be adequate;

●	we rely on third parties for transportation services;

●

our new enterprise resource planning system may cost more than expected, be delayed, fail to perform as planned and interrupt operational transactions during and following the implementation, which could adversely affect our operations and results of operations;

●	we periodically use derivatives to manage certain risks which has caused significant fluctuations in our operating results;

●	failures or security breaches of our information technology systems could disrupt our operations and negatively impact our business;

●	the price of our common stock may be volatile;

●	a small number of our shareholders could significantly influence our business;

●

our international sales and operations are subject to applicable laws relating to trade, export controls and foreign corrupt practices, the violation of which could adversely affect our operations; and

●	we are exposed to interest rate fluctuations.

Given these uncertainties, you should not place undue reliance on our forward-looking statements. The forgoing review of important factors is not exhaustive or necessarily in order of importance and should be read in conjunction with the risks and assumptions including those set forth in reports and other documents we have filed with or furnished to the SEC, including in our annual report on Form 10-K for the fiscal year ended December 31, 2016. We advise you that these cautionary remarks expressly qualify in their entirety all forward-looking statements attributable to us or persons acting on our behalf. Unless required by law, we do not assume any obligation to update forward-looking statements based on unanticipated events or changed expectations. However, you should carefully review the reports and other documents we file from time to time with the SEC.

FORM 10-Q

QUARTERLY REPORT - PAGE 28

Cyclical Nature of Business

Revenues

The pulp and lumber businesses are highly cyclical in nature and markets are characterized by periods of supply and demand imbalance, which in turn can materially affect prices. Pulp and lumber markets are sensitive to cyclical changes in the global economy, industry capacity and foreign exchange rates, all of which can have a significant influence on selling prices and our operating results. The length and magnitude of industry cycles have varied over time but generally reflect changes in macro-economic conditions and levels of industry capacity. Pulp and lumber are commodities that are generally available from other producers. Because commodity products have few distinguishing qualities from producer to producer, competition is generally based upon price, which is generally determined by supply relative to demand.

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

Demand for each of pulp and lumber has historically been determined primarily by general global macro-economic conditions and has been closely tied to overall business activity. NBSK pulp prices have been and are likely to continue to be volatile and can fluctuate widely over time. Between 2007 and 2016, European list prices for NBSK pulp have fluctuated between a low of approximately $575 per ADMT in 2009 to a high of $1,030 per ADMT in 2011.

A producer’s actual sales price realizations are list prices net of customer discounts, rebates and other selling concessions. Over the last three years, these have increased as producers compete for customers and sales. Our sales price realizations may also be affected by NBSK pulp price movements between the order and shipment dates.

Accordingly, prices for pulp and lumber are driven by many factors outside our control, and we have little influence over the timing and extent of price changes, which are often volatile. Because market conditions beyond our control determine the prices for pulp and lumber, prices may fall below our cash production costs, requiring us to either incur short-term losses on product sales or cease production at one or more of our mills. Therefore, our profitability depends on managing our cost structure, particularly raw materials which represent a significant component of our operating costs and can fluctuate based upon factors beyond our control. If the prices of our products decline, or if prices for our raw materials increase, or both, our results of operations and cash flows could be materially adversely affected.

Costs

Our production costs are influenced by the availability and cost of raw materials, energy and labor, and our plant efficiencies and productivity. Our main raw material is fiber in the form of wood chips, pulp logs and sawlogs. Wood chip, pulp log and sawlog costs are primarily affected by the supply of, and demand for, lumber and pulp, which are both highly cyclical. Higher fiber prices could affect producer profit margins if they are unable to pass along price increases to pulp and lumber customers or purchasers of surplus energy.

FORM 10-Q

QUARTERLY REPORT - PAGE 29

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

We are exposed to market risks from changes in interest rates and foreign currency exchange rates, particularly the exchange rates between the dollar and the euro and Canadian dollar. Changes in these rates may affect our results of operations and financial condition and, consequently, our fair value. We seek to manage these risks through internal risk management policies as well as the periodic use of derivatives. We may use derivatives to reduce or limit our exposure to interest rate, currency and commodity price risks.

For additional information, please refer to Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk included in our annual report on Form 10-K for the fiscal year ended December 31, 2016.

We record unrealized gains and losses on our outstanding derivatives when they are marked to market at the end of each reporting period and realized gains or losses on them when they are settled. We determine market valuations based primarily upon valuations provided by our counterparties.

During the three months ended March 31, 2017, we had $nil derivative gain or loss on our outstanding interest rate derivative, compared to a derivative loss of approximately $0.2 million in the same period of 2016.

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

We are subject to routine litigation incidental to our business, including that which is described in our latest annual report on Form 10-K for the fiscal year ended December 31, 2016. We do not believe that the outcome of such litigation will have a material adverse effect on our business or financial condition.

ITEM 1A.	RISK FACTORS

Other than as set forth below, there have been no material changes to the factors disclosed in Item 1A. Risk Factors in our annual report on Form 10-K for the fiscal year ended December 31, 2016.

On April 12, 2017, we completed our acquisition of the Friesau Facility. In addition to the operational, economic and other risk factors of a general nature disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2016, the risk factors respecting our operations disclosed under the following headings under Item 1A. Risk Factors in our annual report on Form 10-K for the fiscal year ended December 31, 2016 are applicable to our Friesau Facility: (i) “Our business is highly cyclical in nature”; (ii) “A weakening of the global economy, including capital and credit markets, could adversely affect our business and financial results and have a material adverse effect on our liquidity and capital resources”; (iii) “Cyclical fluctuations in the price and supply of our raw materials, particularly fiber, could adversely affect our business”; (iv) “We face intense competition in our markets”; (v) “We rely on government grants and participate in German statutory energy programs”; and (vi) “We rely on third parties for transportation services”. References in such risk factors to our pulp mills and their operations, including their products and raw materials should be read to apply to the Friesau Facility and its operations, including, product pricing, costs and the availability of sawlogs.

The following additional risk factors are applicable to our Friesau Facility:

Fluctuations in prices and demand for lumber could adversely affect our business.

The financial performance of the Friesau Facility depends on the demand for and selling price of lumber, which is subject to significant fluctuations. The markets for lumber are highly volatile and are affected by economic conditions in Europe and Asia, the strength of housing markets in such regions, the growing importance of the Asian market, changes in industry production capacity, changes in inventory levels and other factors beyond our control. Additionally, interest rates have a significant impact on residential construction and renovation activity, which in turn influence the demand for and price of lumber.

Adverse housing market conditions may increase the credit risk from customers of our Friesau Facility.

Our Friesau Facility generally extends credit to customers who are generally susceptible to the same economic business risks that we are. Unfavorable housing market conditions could result in financial failures of one or more of such customers. If such customers’ financial position becomes impaired, our ability to fully collect receivables from such customers could be impaired and negatively affect our operating results, cash flow and liquidity.

FORM 10-Q

QUARTERLY REPORT - PAGE 33

Our Friesau Facility’s lumber products are vulnerable to declines in demand due to competing technologies or materials.

Our lumber products may compete with alternative products. For example, plastic, wood/plastic or composite materials may be used by builders as alternatives to the lumber products produced by our Friesau Facility. Changes in the prices for oil, chemicals and other products can change the competitive position of our Friesau Facility’s lumber products relative to available alternatives and could increase substitution of those products for our Friesau Facility’s products. If use of these alternative products grows, demand for and pricing of our Friesau Facility’s products could be adversely affected.

ITEM 2.	UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

None.

FORM 10-Q

QUARTERLY REPORT - PAGE 34

ITEM 6.	EXHIBITS

Exhibit No.	Description

10.1	Asset Purchase Agreement between Mercer Timber Products GmbH (formerly Blitz B16-230 GmbH), Mercer International Inc., Klausner Holz Thüringen GmbH and Fritz Klausner dated February 21, 2017

10.2	Revolving Credit Facility Agreement among Zellstoff-Und Papierfabrik Rosenthal GmbH and Mercer Timber Products GmbH, as Borrowers, and Unicredit Bank AG, as Lender, dated April 12, 2017

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1*	Section 906 Certification of Chief Executive Officer

32.2*	Section 906 Certification of Chief Financial Officer

101	The following financial statements from the Company’s Form 10-Q for the fiscal period ended March 31, 2017, formatted in XBRL: (i) Interim Consolidated Statements of Operations; (ii) Interim Consolidated Statements of Comprehensive Income (Loss); (iii) Interim Consolidated Balance Sheets; (iv) Interim Consolidated Statements of Cash Flows; and (v) Notes to Interim Consolidated Financial Statements.

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

Date: April 27, 2017