Form 10-Q
period 2017-06-30
MERCER INTERNATIONAL INC.
filed 2017-07-27
CIK 1333274

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ]                           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

The Registrant had 65,017,288 shares of common stock outstanding as at July 26, 2017.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MERCER INTERNATIONAL INC.

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2017

(Unaudited)

FORM 10-Q

QUARTERLY REPORT - PAGE 2

MERCER INTERNATIONAL INC.

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands of U.S. dollars, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues	$283,177	$218,145	$525,961	$471,988
Costs and expenses
Operating costs, excluding depreciation and amortization	230,910	173,227	403,866	370,169
Operating depreciation and amortization	20,521	17,855	39,637	34,887
Selling, general and administrative expenses	13,259	10,286	22,985	22,055

Operating income	18,487	16,777	59,473	44,877

Other income (expenses)
Interest expense	(13,320)	(12,736)	(27,199)	(25,927)
Loss on settlement of debt (Note 5(a))	—	—	(10,696)	(454)
Other income (expenses)	513	(409)	1,309	104

Total other expenses	(12,807)	(13,145)	(36,586)	(26,277)

Income before provision for income taxes	5,680	3,632	22,887	18,600
Provision for income taxes	(7,784)	(7,873)	(15,265)	(14,072)

Net income (loss)	$(2,104)	$(4,241)	$7,622	$4,528

Net income (loss) per common share
Basic and diluted	$(0.03)	$(0.07)	$0.12	$0.07
Dividends declared per common share	$0.115	$0.115	$0.230	$0.230
INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited) (In thousands of U.S. dollars)
	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income (loss)	$(2,104)	$(4,241)	$7,622	$4,528
Other comprehensive income (loss), net of taxes(1)
Foreign currency translation adjustment	58,471	(26,981)	69,640	25,355
Change in unrecognized losses and prior service costs related to defined benefit pension plan	309	289	602	579
Change in unrealized gains/losses on marketable securities	3	4	5	2

Other comprehensive income (loss), net of taxes(1)	58,783	(26,688)	70,247	25,936

Total comprehensive income (loss)	$56,679	$(30,929)	$77,869	$30,464

(1)	Balances are net of tax effects of $nil in all periods.

The accompanying notes are an integral part of these interim consolidated financial statements.

FORM 10-Q

QUARTERLY REPORT - PAGE 3

MERCER INTERNATIONAL INC.

INTERIM CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

	June 30, 2017	December 31, 2016
ASSETS
Current assets
Cash and cash equivalents	$142,589	$136,569
Restricted cash (Note 11)	2,054	4,327
Accounts receivable	177,707	123,892
Inventories	145,064	133,451
Prepaid expenses and other	7,064	3,612

Total current assets	474,478	401,851
Property, plant and equipment, net	823,364	738,276
Intangible and other assets	26,234	7,591
Deferred income tax	4,306	10,990

Total assets	$1,328,382	$1,158,708

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and other	$141,606	$92,133
Pension and other post-retirement benefit obligations	1,073	1,037

Total current liabilities	142,679	93,170
Debt	667,562	617,545
Pension and other post-retirement benefit obligations	25,556	25,084
Capital leases and other	27,340	26,467
Deferred income tax	19,996	17,314

Total liabilities	883,133	779,580

Shareholders’ equity
Common shares $1 par value; 200,000,000 authorized; 65,017,000 issued and outstanding (2016 – 64,694,000)	64,974	64,656
Additional paid-in capital	336,556	333,673
Retained earnings	158,741	166,068
Accumulated other comprehensive loss	(115,022)	(185,269)

Total shareholders’ equity	445,249	379,128

Total liabilities and shareholders’ equity	$1,328,382	$1,158,708

Commitments and contingencies (Note 13)
Subsequent event (Note 9)

The accompanying notes are an integral part of these interim consolidated financial statements.

FORM 10-Q

QUARTERLY REPORT - PAGE 4

MERCER INTERNATIONAL INC.

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands of U.S. dollars)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Cash flows from (used in) operating activities
Net income (loss)	$(2,104)	$(4,241)	$7,622	$4,528
Adjustments to reconcile net income (loss) to cash flows from operating activities
Depreciation and amortization	20,625	17,962	39,846	35,181
Deferred income tax provision	4,196	4,501	8,405	8,947
Loss on settlement of debt	—	—	10,696	454
Defined benefit pension plan and other post-retirement benefit plan expense	540	398	1,066	874
Stock compensation expense	912	764	751	1,655
Other	(153)	305	525	522
Defined benefit pension plan and other post-retirement benefit plan contributions	(319)	(458)	(851)	(884)
Changes in working capital
Accounts receivable	(37,426)	8,548	(43,714)	12,501
Inventories	(5,294)	(3,648)	4,131	10,988
Accounts payable and accrued expenses	36,954	(13,313)	43,835	(103)
Other	(1,846)	459	(2,842)	80

Net cash from (used in) operating activities	16,085	11,277	69,470	74,743

Cash flows from (used in) investing activities
Purchase of property, plant and equipment	(19,743)	(13,479)	(27,907)	(20,415)
Purchase of intangible assets	(165)	(416)	(405)	(936)
Acquisition of Friesau Facility (Note 2)	(61,627)	—	(61,627)	—
Other	77	849	77	747

Net cash from (used in) investing activities	(81,458)	(13,046)	(89,862)	(20,604)

Cash flows from (used in) financing activities
Repurchase of notes	—	—	(234,945)	(23,079)
Proceeds from issuance of notes	—	—	250,000	—
Proceeds from revolving credit facility	26,525	—	26,525	—
Dividend payments	(7,472)	(7,435)	(14,912)	(14,853)
Payment of debt issuance costs	(1,008)	—	(6,132)	—
Payment of interest rate derivative liability	(3,789)	(5,852)	(3,789)	(5,852)
Other	1,879	(517)	958	(1,003)

Net cash from (used in) financing activities	16,135	(13,804)	17,705	(44,787)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	5,916	(3,493)	6,434	2,274

Net increase (decrease) in cash, cash equivalents and restricted cash	(43,322)	(19,066)	3,747	11,626
Cash, cash equivalents and restricted cash, beginning of period	187,965	139,551	140,896	108,859

Cash, cash equivalents and restricted cash, end of period	$144,643	$120,485	$144,643	$120,485

Supplemental cash flow disclosure
Cash paid for interest	$16,425	$24,036	$20,881	$24,635
Cash paid for income taxes	$2,677	$4,681	$5,204	$9,311

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

Use of Estimates

Preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant management judgment is required in determining the accounting for, among other things, pension and other post-retirement benefit obligations, deferred income taxes (valuation allowance and permanent reinvestment), depreciation and amortization, future cash flows associated with impairment testing for long-lived assets, the allocation of the purchase price in a business combination to the assets acquired and liabilities assumed, legal liabilities and contingencies. Actual results could differ materially from these estimates, and changes in these estimates are recorded when known.

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

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Note 2. Acquisition

On April 12, 2017, the Company, through its wholly owned subsidiary Mercer Timber Products GmbH (“MTP”) acquired substantially all of the assets of a German sawmill, and a bio-mass power plant, near Friesau, Germany (the “Friesau Facility”) for $61,627 cash. The acquisition of the Friesau Facility presents the Company with the opportunity to expand into the German lumber market and grow its bio-mass energy profile.

The following summarizes the Company’s preliminary allocation of the purchase price to the fair value of the assets acquired and liabilities assumed at the acquisition date:

Purchase Price Allocation
Inventories	$6,917
Property, plant and equipment	37,392
Amortizable intangible assets (a)	17,780

Total assets acquired	62,089
Liabilities assumed - accounts payable and other	462

Net assets acquired	$61,627

(a) Amortizable intangible assets relate to an energy sales agreement, which has a fair value of $15,970 and an amortization period of 11 years and enterprise resource planning software, which has a fair value of $1,810 and an amortization period of five years.

The purchase price allocation was based upon a preliminary valuation for all items and may be revised as a result of additional information obtained regarding assets acquired and liabilities assumed, and revisions of provisional estimates of fair value, including, but not limited to, the completion of valuations related to property, plant and equipment and intangible assets. The purchase price allocation will be finalized during the 12 month measurement period following the acquisition date.

The Friesau Facility is a business under GAAP, accordingly the Company began consolidating the results of operations, financial position and cash flows of the Friesau Facility in the Interim Consolidated Financial Statements as of the acquisition date. The amount of the Friesau Facility’s revenues and net loss included in the Interim Consolidated Statements of Operations for both the three and six month periods ended June 30, 2017 was $17,291 and $773, respectively. In the six month period ended June 30, 2017, $868 of acquisition related costs were recognized in selling, general and administrative expenses in the Interim Consolidated Statement of Operations.

The following unaudited pro forma information for the three and six month periods ended June 30, 2016, represents the Company’s results of operations as if the acquisition of the Friesau Facility had occurred on January 1, 2016. This proforma information does not purport to be indicative of the results that would have occurred for the periods presented or that may be expected in the future.

	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016
Revenues	$257,302	$549,401
Net income (loss)	$(2,171)	$8,621

FORM 10-Q

QUARTERLY REPORT - PAGE 8

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Note 3. Inventories

	June 30,	December 31,
	2017	2016
Raw materials	$50,214	$50,056
Finished goods	33,510	33,510
Spare parts and other	61,340	49,885

	$145,064	$133,451

Note 4. Accounts Payable and Other

	June 30,	December 31,
	2017	2016
Trade payables	$45,327	$28,815
Accrued expenses	68,109	39,903
Interest payable	9,417	3,916
Interest rate derivative liability	3,007	6,522
Dividends payable	7,477	7,440
Other	8,269	5,537

	$141,606	$92,133

FORM 10-Q

QUARTERLY REPORT - PAGE 9

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Note 5. Debt

	June 30,	December 31,
	2017	2016
2022 Senior Notes, unsecured, $400,000 face value (a)	$394,012	$393,460
2024 Senior Notes, unsecured, $250,000 face value (a)	245,020	—
2019 Senior Notes (a)	—	224,085
Revolving credit facilities
€75.0 million (b)	—	—
C$40.0 million (c)	—	—
€70.0 million (d)	28,530	—
€5.0 million (e)	—	—

	$667,562	$617,545

As at June 30, 2017, the maturities of the principal portion of debt are as follows:
2017		$—
2018		—
2019		—
2020		—
2021		—
Thereafter		678,530

		$678,530

FORM 10-Q

QUARTERLY REPORT - PAGE 10

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Certain of the Company’s debt instruments were issued under agreements which, among other things, may limit its ability and the ability of its subsidiaries to make certain payments, including dividends. These limitations are subject to specific exceptions. As at June 30, 2017, the Company was in compliance with the terms of its debt agreements.

(a)

On February 3, 2017, the Company issued $225,000 in aggregate principal amount of 6.50% senior notes which mature on February 1, 2024 (“2024 Senior Notes”). The 2024 Senior Notes were issued at a price of 100% of their principal amount. The net proceeds of the offering were $220,240, after deducting the underwriter’s discount and offering expenses. The net proceeds, together with cash on hand, were used to purchase $227,000 of remaining aggregate principal amount of outstanding 2019 Senior Notes (herein defined below). In connection with this purchase the Company recorded a loss on settlement of debt of $10,696 recorded in the Interim Consolidated Statement of Operations.

On March 16, 2017, the Company issued an additional $25,000 in aggregate principal amount of its 2024 Senior Notes. The additional notes were priced at 100% plus accrued interest from February 3, 2017. The net proceeds from the offering were $24,471, net of the underwriter’s discounts, offering expenses and accrued interest. The net proceeds, together with cash on hand, were used to finance the Company’s acquisition of the Friesau Facility and for general working capital purposes.

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

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

(b)

A €75.0 million revolving credit facility at the Stendal mill that matures in October 2019. Borrowings under the facility are collateralized by the mill’s inventory and accounts receivable and bear interest at Euribor plus 3.50%. As at June 30, 2017, €75.0 million ($85,590) was available.

(c)

A C$40.0 million revolving credit facility at the Celgar mill that matures in May 2019. Borrowings under the facility are collateralized by the mill’s inventory and accounts receivable and are restricted by a borrowing base calculated on the mill’s inventory and accounts receivable. Canadian dollar denominated amounts bear interest at bankers acceptance plus 1.50% or Canadian prime. U.S. dollar denominated amounts bear interest at LIBOR plus 1.50% or U.S. base. As at June 30, 2017, approximately C$1.7 million ($1,309) was supporting letters of credit and approximately C$38.3 million ($29,515) was available.

(d)

In April 2017, in connection with the acquisition of the Friesau Facility, the Company replaced the €25.0 million revolving credit facility with a new €70.0 million joint revolving credit facility that matures in April 2022. The Rosenthal mill has full access to the available amount under the facility and MTP has access to a maximum of €45.0 million. Borrowings under the facility are collateralized by the borrowers inventory and accounts receivable and bear interest at Euribor plus 2.95%. As at June 30, 2017, approximately €25.0 million ($28,530) of this facility was drawn and accruing interest at a rate of 2.95% and approximately €3.1 million ($3,493) of this facility was supporting bank guarantees leaving approximately €41.9 million ($47,861) available.

(e)

A €5.0 million revolving credit facility at the Rosenthal mill that matures in December 2018. Borrowings under this facility bear interest at the rate of the three-month Euribor plus 2.50% and are secured by certain land at the Rosenthal mill. As at June 30, 2017 approximately €3.3 million ($3,780) of this facility was supporting bank guarantees leaving approximately €1.7 million ($1,926) available.

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

The components of the net benefit costs relating to the Celgar Defined Benefit Plans for the three and six month periods ended June 30, 2017 and 2016 were as follows:

	Three Months Ended June 30,
	2017		2016
	Pension	Other Post- Retirement Benefits	Pension	Other Post- Retirement Benefits
Service cost	$23	$141	$23	$124
Interest cost	324	229	236	220
Expected return on plan assets	(486)	—	(494)	—
Amortization of unrecognized items	270	39	333	(44)

Net benefit costs	$131	$409	$98	$300

	Six Months Ended June 30,
	2017		2016
	Pension	Other Post- Retirement Benefits	Pension	Other Post- Retirement Benefits
Service cost	$46	$284	$45	$241
Interest cost	652	461	497	471
Expected return on plan assets	(979)	—	(959)	—
Amortization of unrecognized items	527	75	667	(88)

Net benefit costs	$246	$820	$250	$624

Defined Contribution Plan

Effective December 31, 2008, the Celgar Defined Benefit Plans were closed to new members. In addition, the defined benefit service accrual ceased on December 31, 2008, and members began to receive pension benefits, at a fixed contractual rate, under a new defined contribution plan effective January 1, 2009. During the three and six month periods ended June 30, 2017, the Company made contributions of $192 and $459, respectively (2016 – $146 and $309), to this plan.

Multiemployer Plan

The Company participates in a multiemployer plan for the hourly-paid employees at the Celgar mill. The contributions to the plan are determined based on a percentage of pensionable earnings pursuant to a collective bargaining agreement. The Company has no current or future contribution obligations in excess of the contractual contributions. During the three and six month periods ended June 30, 2017, the Company made contributions of $568 and $1,046, respectively (2016 – $407 and $783), to this plan.

FORM 10-Q

QUARTERLY REPORT - PAGE 13

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Note 7. Income Taxes

The income tax provision attributable to income before provision for income taxes in the Interim Consolidated Statement of Operations differs from the amounts computed by applying the U.S. Federal statutory income tax rate of 35% for the three and six month periods ended June 30, 2017 and 2016 as a result of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
U.S. Federal statutory rate	35%	35%	35%	35%

U.S. Federal statutory rate on income before income taxes	$(1,988)	$(1,271)	$(8,010)	$(6,510)
Tax differential on foreign income	550	149	2,967	1,634
Effect of foreign earnings	—	—	—	(3,500)
Change in undistributed earnings	(2,983)	—	(5,465)	—
Valuation allowance	(5,200)	(10,005)	(9,354)	(11,418)
Tax benefit of partnership structure	1,230	1,364	2,446	2,563
Non-taxable foreign subsidies	550	545	1,109	1,118
True-up of prior year taxes	(490)	558	(110)	(60)
Foreign exchange on valuation allowance	926	63	1,163	1,676
Foreign exchange on settlement of debt	—	658	550	870
Other	(379)	66	(561)	(445)

	$(7,784)	$(7,873)	$(15,265)	$(14,072)

Comprised of:
Current income tax provision	$(3,588)	$(3,372)	$(6,860)	$(5,125)
Deferred income tax provision	(4,196)	(4,501)	(8,405)	(8,947)

	$(7,784)	$(7,873)	$(15,265)	$(14,072)

FORM 10-Q

QUARTERLY REPORT - PAGE 14

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Note 8. Net Income (Loss) Per Common Share

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income (loss)
Basic and diluted	$(2,104)	$(4,241)	$7,622	$4,528

Net income (loss) per common share
Basic and diluted	$(0.03)	$(0.07)	$0.12	$0.07

Weighted average number of common shares outstanding:
Basic(1)	64,945,675	64,628,160	64,857,300	64,606,572
Effect of dilutive shares:
Performance Share Units (“PSUs”)	—	—	438,204	348,339
Restricted shares	—	—	22,539	28,862

Diluted	64,945,675	64,628,160	65,318,044	64,983,773

(1)

For the three and six month periods ended June 30, 2017, the basic weighted average number of common shares outstanding excludes 43,635 restricted shares which have been issued, but have not vested as at June 30, 2017 (2016 – 38,000 restricted shares).

The calculation of diluted net income (loss) per common share does not assume the exercise of any instruments that would have an anti-dilutive effect on net income (loss) per common share. The following table summarizes the instruments excluded from the calculation of net income (loss) per common share because they were anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
PSUs	1,953,308	2,099,540	—	—
Restricted shares	43,635	38,000	—	—

FORM 10-Q

QUARTERLY REPORT - PAGE 15

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Note 9. Shareholders’ Equity

Dividends

During the six month period ended June 30, 2017, the Company’s Board of Directors declared the following quarterly dividends:

Date Declared	Dividend Per Common Share	Amount
February 9, 2017	$0.115	$7,472
April 27, 2017	0.115	7,477

	$0.230	$14,949

Dividends are paid in the quarter subsequent to the quarter in which they were declared.

In July 2017, the Company’s Board of Directors declared a quarterly dividend of $0.115 per common share. Payment of the dividend will be made on October 4, 2017 to all shareholders of record on September 27, 2017. Future dividends are subject to approval by the Board of Directors and may be adjusted as business and industry conditions warrant.

Stock Based Compensation

In June 2010, the Company adopted a stock incentive plan which provides for options, restricted stock rights, restricted shares, performance shares, PSUs and stock appreciation rights to be awarded to employees, consultants and non-employee directors. During the six months ended June 30, 2017, there were no issued or outstanding options, restricted stock rights, performance shares or stock appreciation rights. In May 2017, the shareholders of the Company approved an additional 2.3 million common shares be available for grant pursuant to the 2010 Plan. As at June 30, 2017, after factoring in all allocated shares, there remain approximately 3.1 million common shares available for grant.

PSUs

PSUs comprise rights to receive common shares at a future date that are contingent on the Company and the grantee achieving certain performance objectives. The performance objective period is generally three years. For the three and six month periods ended June 30, 2017, the Company recognized an expense of $804 and $555, respectively related to PSUs (2016 - $649 and $1,386).

The following table summarizes PSU activity during the period:

Number of PSUs
Outstanding as at January 1, 2017	2,068,174
Granted	542,788
Vested and issued	(279,515)
Forfeited	(378,139)

Outstanding as at June 30, 2017	1,953,308

Restricted Shares

Restricted shares generally vest at the end of one year. For the three and six month periods ended June 30, 2017, the Company recognized an expense of $108 and $196, respectively related to restricted shares (2016 – $115 and $269). As at June 30, 2017, the unrecognized compensation cost related to restricted shares was approximately $472 which will be amortized over the remaining vesting periods.

FORM 10-Q

QUARTERLY REPORT - PAGE 16

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

The following table summarizes restricted share activity during the period:

Number of Restricted Shares
Outstanding at January 1, 2017	38,000
Granted	43,635
Vested	(38,000)

Outstanding at June 30, 2017	43,635

Settlement of Short Swing Profit Claim

In March 2017, the Company and a shareholder entered into a settlement agreement pursuant to which the shareholder paid $3,000 (net $2,450 after costs) to the Company to settle a claim by the Company for short swing profits under Section 16(b) in the Exchange Act. The net settlement was classified as additional paid-in-capital.

Retained Earnings

The following table summarizes the changes to retained earnings during the period:

Six Months Ended June 30, 2017
Retained earnings at January 1, 2017	$166,068
Net income	7,622
Cash dividends declared	(14,949)

Retained earnings at June 30, 2017	$158,741

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss are as follows:

	Foreign Currency Translation Adjustment	Defined Benefit Pension and Other Post- Retirement Benefit Items	Unrealized Gains / Losses on Marketable Securities	Total
Balance as at January 1, 2017	$(170,592)	$(14,663)	$(14)	$(185,269)

Other comprehensive income before reclassifications	69,640	—	5	69,645
Amounts reclassified from accumulated other comprehensive loss	—	602	—	602

Other comprehensive income, net of taxes	69,640	602	5	70,247

Balance as at June 30, 2017	$(100,952)	$(14,061)	$(9)	$(115,022)

FORM 10-Q

QUARTERLY REPORT - PAGE 17

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Note 10. Segment Disclosures

The Company is managed based on the primary products it manufactures: pulp and wood products. Accordingly, the Company’s three pulp mills are aggregated into the pulp business segment, and the Friesau Facility is a separate reportable business segment, wood products.

None of the income or loss items following operating income in the Company’s Interim Consolidated Statement of Operations are allocated to the segments, since those items are reviewed separately by management.

Revenues between segments are accounted for at prices that approximate fair value. These include revenues from the sale of residual fiber from the wood products segment to the pulp segment for use in the pulp production process.

For the three and six month periods ended June 30, 2016 there was only one reportable business segment, pulp, as the Friesau Facility was acquired on April 12, 2017. The following table shows information by reportable business segments for the three and six month periods ended June 30, 2017.

Three months ended June 30, 2017	Pulp	Wood Products	Corporate and Other	Elimination Adjustment	Consolidated
Revenues from external customers	$265,886	$17,291	$—	$—	$283,177
Revenues from other segments	$—	$2,986	$—	$(2,986)	$—
Operating income (loss)	$20,693	$81	$(2,287)	$—	$18,487
Operating depreciation and amortization	$19,387	$1,134	$—	$—	$20,521
Purchase of property, plant and equipment	$17,896	$1,845	$2	$—	$19,743
Six months ended June 30, 2017	Pulp	Wood Products	Corporate and Other	Elimination Adjustment	Consolidated
Revenues from external customers	$508,670	$17,291	$—	$—	$525,961
Revenues from other segments	$—	$2,986	$—	$(2,986)	$—
Operating income (loss)	$62,693	$81	$(3,301)	$—	$59,473
Operating depreciation and amortization	$38,503	$1,134	$—	$—	$39,637
Purchase of property, plant and equipment	$26,060	$1,845	$2	$—	$27,907
Total assets	$1,186,412	$105,265	$36,705	$—	$1,328,382

For the three and six month periods ended June 30, 2016 the Company had a corporate and other operating loss of $2,017 and $3,790, respectively.

The pulp segment includes revenues from the sale of pulp and energy and chemical by-products. The wood products segment includes revenues from the sale of lumber and energy and other wood residual by-products.

FORM 10-Q

QUARTERLY REPORT - PAGE 18

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

The Company’s revenues from external customers by product are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Pulp	$244,684	$198,055	$465,496	$428,684
Lumber	13,593	—	13,593	—
Other wood residuals	1,053	—	1,053	—
Energy and chemical	23,847	20,090	45,819	43,304

Total revenues	$283,177	$218,145	$525,961	$471,988

The following table presents revenues from external customers by geographic area based on location of the customer:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Germany	$115,074	$99,176	$213,099	$203,572
China	74,779	48,158	133,676	111,046
Other European Union countries	57,542	37,415	106,401	86,586
Italy	12,995	15,861	24,485	29,326
Other Asia	11,403	7,173	25,622	16,803
U.S.	6,337	7,344	11,118	16,783
Other countries	5,047	3,018	11,560	7,872

Total revenues	$283,177	$218,145	$525,961	$471,988

Note 11. Derivative Transactions

The Company is exposed to certain market risks relating to its ongoing business. The Company seeks to manage these risks through internal risk management policies as well as, from time to time, the use of derivatives. The derivatives are measured at fair value with changes in fair value immediately recognized in other income (expenses) in the Interim Consolidated Statement of Operations.

Interest Rate Swaps

During 2002, the Company entered into certain variable-to-fixed interest rate swaps, referred to as the “Stendal Interest Rate Swap Contract” in connection with its long-term indebtedness relating to the Stendal mill to fix the interest rate. Under the Stendal Interest Rate Swap Contract, the Company pays a fixed rate and receives a floating rate with the interest payments being calculated on a notional amount. The interest rate swaps were left in place following the refinancing of the debt in November 2014. As at June 30, 2017, the contract had a fair value of €2.6 million ($3,007; 2016 – $6,522) which was classified as current within accounts payable and other in the Interim Consolidated Balance Sheet. The contract has an aggregate notional amount of €94.3 million, a fixed interest rate of 5.28% and matures in October 2017.

The Company has pledged as collateral cash in the amount of 67% of the fair value of the interest rate swap up to €8.5 million to the derivative counterparty. The calculation to determine the collateral is performed semi-annually, with the final calculation in October 2017. As at June 30, 2017, the collateral was €1.8 million ($2,054; 2016 – $4,327). This cash has been classified as restricted cash in the Interim Consolidated Balance Sheet.

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

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Credit Risk

The Company’s credit risk is primarily attributable to cash held in bank accounts and accounts receivable. The Company maintains cash balances in foreign financial institutions in excess of insured limits. The Company limits its credit exposure on cash held in bank accounts by periodically investing cash in excess of short-term operating requirements and debt obligations in low risk government bonds, or similar debt instruments. The Company’s credit risk associated with the sale of pulp and wood products is managed through setting credit limits, the purchase of credit insurance and for certain customers a letter of credit is received prior to shipping its product. Concentrations of credit risk on the sale of pulp and wood products are with customers and agents based primarily in Germany, China and Italy.

The carrying amount of cash and cash equivalents of $142,589, restricted cash of $2,054 and accounts receivable of $177,707 recorded in the Interim Consolidated Balance Sheet, net of any allowances for losses, represents the Company’s maximum exposure to credit risk.

Note 12. Fair Value Measurement and Disclosure

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

The following tables present a summary of the Company’s outstanding financial instruments and their estimated fair values under the fair value hierarchy:

	Fair value measurements as at June 30, 2017 using:
Description	Level 1	Level 2	Level 3	Total
Interest rate derivative liability	$—	$3,007	$—	$3,007
Debt
Revolving credit facility	—	28,530	—	28,530
2022 Senior Notes and 2024 Senior Notes	—	689,548	—	689,548

	$—	$721,085	$—	$721,085

	Fair value measurements as at December 31, 2016 using:
Description	Level 1	Level 2	Level 3	Total
Interest rate derivative liability	$—	$6,522	$—	$6,522
2019 Senior Notes and 2022 Senior Notes	—	654,378	—	654,378

	$—	$660,900	$—	$660,900

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

QUARTERLY REPORT - PAGE 21

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

In this document: (i) unless the context otherwise requires, references to “we”, “our”, “us”, the “Company” or “Mercer” mean Mercer International Inc. and its subsidiaries; (ii) references to “Mercer Inc.” mean the Company excluding its subsidiaries; (iii) information is provided as of June 30, 2017, unless otherwise stated; (iv) our reporting currency is dollars and references to “€” mean euros and “C$” mean Canadian dollars; (v) “ADMTs” refers to air-dried metric tonnes; (vi) “MW” refers to megawatts and “MWh” refers to megawatt hours; and (vii) “Mfbm” refers to thousand board feet.

The following discussion and analysis of our results of operations and financial condition for the three and six months ended June 30, 2017 should be read in conjunction with our interim consolidated financial statements and related notes included in this quarterly report, as well as our most recent annual report on Form 10-K for the fiscal year ended December 31, 2016 filed with the Securities and Exchange Commission, referred to as the “SEC”.

Results of Operations

General

Since April 12, 2017, when we acquired substantially all of the assets of one of Germany’s largest sawmills and a bio-mass power plant near Friesau, Germany, referred to as the “Friesau Facility”, for approximately $61.6 million, we have two reportable operating segments:

•

Pulp – consists of the manufacture, sales and distribution of northern bleached softwood kraft pulp, referred to as “NBSK pulp”, electricity and other by-products at our three pulp mills with an aggregate annual production capacity of approximately 1.5 million ADMTs of NBSK pulp and 305 MW of electricity.

•

Wood Products – consists of the manufacture, sales and distribution of lumber, electricity and other wood residuals at the Friesau Facility with an annual production capacity of approximately 465 million board feet of lumber and 13 MW of electricity.

Each segment offers primarily different products and requires different manufacturing processes, technology and sales and marketing.

The European and U.S. lumber markets are very different. In the European market, lumber is generally customized in terms of dimensions and finishing, whereas the U.S. market is driven primarily by demand from new housing starts and dimensions and finishing are generally standardized.

Additionally, lumber production and sales in Europe are commonly measured in cubic metres, whereas in the U.S. they are measured in thousand board feet or Mfbm. For the purposes of this report, we have converted our lumber metrics from cubic metres to Mfbm using a conversion ratio of 1.6 cubic metres of lumber equalling a Mfbm of lumber, which is the ratio commonly used in the industry.

FORM 10-Q

QUARTERLY REPORT - PAGE 23

Current Market Environment

In the second quarter of 2017, pulp prices in Europe, China and North America increased compared to the prior quarter of 2017 as a result of steady demand, relatively low producer inventories and the impact of spring maintenance downtime taken by producers. This resulted in our average pulp sales realizations being approximately 7% higher in the second quarter of 2017 compared to the prior quarter of 2017. At the end of the current quarter, list prices in Europe, China and North America were approximately $890, $650 and $1,100 per ADMT, respectively.

Currently, the NBSK pulp market is balanced with world producer inventories at about 31 days’ supply.

Looking forward, we believe the new pulp production capacity that has or is coming on line in 2017 will not materially adversely impact the market this year as a result of steady demand growth and diminishing supply and quality of recycled fiber. Further, some of the new capacity will not hit the market in a meaningful amount until 2018. As a result, we currently expect overall steady pulp demand and pricing in the third quarter of 2017 in Europe and China with some potential temporary weakness in spot pricing in China during their slow summer period.

Our current annual maintenance downtime schedule for our pulp mills for 2017 is:

Quarter	Celgar	Rosenthal	Stendal
	(number of days)
Third	-	12	-
Fourth	-	-	3

In the second quarter of 2017, substantially all of our lumber sales were to the European market. We commenced lumber sales into the U.S. market in the third quarter of 2017.

In the second quarter of 2017, U.S. benchmark lumber prices for Western SPF No. 2 and better averaged $386 per Mfbm. There is no similar or common pricing metric quoted in the European market. However, in the second quarter of 2017, our average lumber sales realization in Europe was $328 per Mfbm.

Currently both the European and U.S. lumber markets are strong and prices are near multi-year highs and are expected to remain steady in the near term.

FORM 10-Q

QUARTERLY REPORT - PAGE 24

Summary Financial Highlights

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands, other than per share amounts)
Pulp segment revenues	$265,886	$218,145	$508,670	$471,988
Wood products segment revenues	17,291	-	17,291	-

Total revenues	$283,177	$218,145	$525,961	$471,988

Pulp segment operating income	$20,693	$18,794	$62,693	$48,667
Wood products operating income	81	-	81	-
Corporate and other operating loss	(2,287)	(2,017)	(3,301)	(3,790)

Total operating income	$18,487	$16,777	$59,473	$44,877

Pulp segment depreciation and amortization	$19,387	$17,855	$38,503	$34,887
Wood products depreciation and amortization	1,134	-	1,134	-
Corporate and other depreciation and amortization	104	107	209	294

Total depreciation and amortization	$20,625	$17,962	$39,846	$35,181

Operating EBITDA(1)	$39,112	$34,739	$99,319	$80,058
Loss on settlement of debt(2)	$-	$-	$10,696	$454
Income tax provision	$7,784	$7,873	$15,265	$14,072
Net income (loss)	$(2,104)	$(4,241)	$7,622	$4,528
Net income (loss) per common share
Basic and diluted	$(0.03)	$(0.07)	$0.12	$0.07
Common shares outstanding at period end	65,017	64,694	65,017	64,694

(1)	The following table provides a reconciliation of net income (loss) to operating income and Operating EBITDA for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Net income (loss)	$(2,104)	$(4,241)	$7,622	$4,528
Income tax provision	7,784	7,873	15,265	14,072
Interest expense	13,320	12,736	27,199	25,927
Loss on settlement of debt	-	-	10,696	454
Other (income) expenses	(513)	409	(1,309)	(104)

Operating income	18,487	16,777	59,473	44,877
Add: Depreciation and amortization	20,625	17,962	39,846	35,181

Operating EBITDA	$39,112	$34,739	$99,319	$80,058

(2)	Redemption of 7.0% Senior Notes due 2019.

Selected Production, Sales and Other Data

	Three Months Ended June 30,		Six Months Ended June 30,
Pulp Segment	2017	2016	2017	2016
Pulp production (‘000 ADMTs)	362.7	338.3	736.4	716.3
Annual maintenance downtime (‘000 ADMTs)	32.5	29.6	32.5	29.6
Annual maintenance downtime (days)	22	21	22	21
Pulp sales (‘000 ADMTs)	388.8	330.3	763.9	723.8
Average NBSK pulp list prices in Europe ($/ADMT)(1)	880	798	852	795
Average NBSK pulp list prices in China ($/ADMT)(1)	670	617	658	603
Average NBSK pulp list prices in North America ($/ADMT)(1)	1,093	980	1,063	962
Average pulp sales realizations ($/ADMT)(2)	624	592	604	586
Energy production (‘000 MWh)	448.7	431.5	920.9	907.1
Energy sales (‘000 MWh)	193.5	190.3	396.1	397.6
Average energy sales realizations ($/MWh)	89	86	90	90

FORM 10-Q

QUARTERLY REPORT - PAGE 25

	Three Months Ended June 30,		Six Months Ended June 30,
Wood Products Segment	2017	2016	2017	2016
Production – lumber (million board feet)	67.5	-	67.5	-
Shipments – lumber (million board feet)	41.5	-	41.5	-
Average lumber sales realization ($/Mfbm)	328	-	328	-
Energy sales (‘000 MWh)	24.0	-	24.0	-
Average energy sales realizations ($/MWh)	110	-	110	-

Average Spot Currency Exchange Rates
$ / €(3)	1.1008	1.1295	1.0838	1.1167
$ / C$(3)	0.7438	0.7762	0.7496	0.7535

(1)	Source: RISI pricing report.
(2)	Sales realizations after customer discounts, rebates and other selling concessions. Incorporates the effect of pulp price variations occurring between the order and shipment dates.
(3)	Average Federal Reserve Bank of New York Noon Buying Rates over the reporting period.

Consolidated - Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

Total revenues for the three months ended June 30, 2017 increased by approximately 30% to $283.2 million from $218.1 million in the same quarter of 2016 primarily due to 24% higher pulp revenues and the inclusion of $17.3 million of wood product revenues. In the current quarter, pulp revenues benefitted from an approximately 18% increase in sales volumes and an approximately 5% increase in pulp sales realizations.

Costs and expenses in the current quarter increased by approximately 31% to $264.7 million from $201.4 million in the second quarter of 2016 primarily due to higher pulp sales volumes, costs and expenses of $20.2 million from our wood products segment and higher maintenance costs at our pulp mills.

In the second quarter of 2017, operating depreciation and amortization was $20.5 million, compared to $17.9 million in the same quarter of 2016 primarily due to the completion of large capital projects at our pulp mills and the acquisition of the Friesau Facility.

Selling, general and administrative expenses increased to $13.3 million in the second quarter of 2017 from $10.3 million in the same quarter of 2016 primarily due to the inclusion of the wood products segment and $0.9 million of acquisition costs in connection with the acquisition of the Friesau Facility.

In the second quarter of 2017, our operating income increased by approximately 10% to $18.5 million from $16.8 million in the same quarter of 2016 primarily due to higher pulp sales realizations, partially offset by higher maintenance costs at our pulp mills.

Interest expense in the current quarter increased to $13.3 million from $12.7 million in the same quarter of 2016 primarily as a result of drawing €25.0 million on our €70.0 million revolving credit facility to partially finance the acquisition of the Friesau Facility and an increase in its working capital resulting from the ramp up of its operations.

FORM 10-Q

QUARTERLY REPORT - PAGE 26

During the second quarter of 2017, income tax expense was $7.8 million, compared to $7.9 million in the same quarter of 2016.

For the second quarter of 2017, we had a net loss of $2.1 million, or $0.03 per basic and diluted share, compared to a net loss of $4.2 million, or $0.07 per basic and diluted share, in the same quarter of 2016.

In the second quarter of 2017, Operating EBITDA increased by approximately 13% to $39.1 million from $34.7 million in the same quarter of 2016 primarily as a result of higher pulp sales realizations, partially offset by higher maintenance costs at our pulp mills.

Operating Results by Business Segment

None of the income or loss items following operating income in our Interim Consolidated Statement of Operations are allocated to our segments, since those items are reviewed separately by management.

Pulp Segment - Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

Selected Financial Information

	Three Months Ended June 30,
	2017	2016
	(in thousands)
Pulp revenues	$244,684	$198,055
Energy and chemical revenues	$21,202	$20,090
Operating depreciation and amortization	$19,387	$17,855
Operating income	$20,693	$18,794

Pulp revenues in the second quarter of 2017 increased by approximately 24% to $244.7 million from $198.1 million in the same quarter of 2016, due to higher sales volume and higher sales realizations.

Energy and chemical revenues increased by approximately 5% to $21.2 million in the second quarter of 2017 from $20.1 million in the same quarter of 2016 primarily due to higher sales volumes.

Pulp production increased by approximately 7% to 362,665 ADMTs in the current quarter from 338,265 ADMTs in the same quarter of 2016. In the second quarter of 2017, we had an aggregate of 22 days (approximately 32,500 ADMTs) of annual maintenance downtime, of which 20 days (approximately 28,700 ADMTs) was at our Celgar mill and two days (approximately 3,800 ADMTs) was at our Stendal mill. In the second quarter of 2016, we had an aggregate of 21 days (approximately 29,600 ADMTs) of annual maintenance downtime, of which 18 days (approximately 24,500 ADMTs) was at our Celgar mill and three days (approximately 5,100 ADMTs) was at our Stendal mill.

We estimate that annual maintenance downtime in the current quarter adversely impacted our operating income by approximately $27.5 million, comprised of approximately $21.0 million in direct out-of-pocket expenses and the balance in reduced production. Many of our competitors that report their financial results using International Financial Reporting Standards (“IFRS”) capitalize their direct costs of maintenance downtime.

FORM 10-Q

QUARTERLY REPORT - PAGE 27

Pulp sales volumes increased by approximately 18% to 388,792 ADMTs in the current quarter from 330,318 ADMTs in the same quarter of 2016 primarily due to strong production, the timing of shipments to China and continued steady demand in China and Europe.

In the current quarter of 2017, list prices for NBSK pulp in Europe and China increased from the same quarter of 2016, largely as a result of overall steady demand. Average list prices for NBSK pulp in Europe were approximately $880 per ADMT in the second quarter of 2017, compared to approximately $798 per ADMT in the same quarter of 2016. Average list prices for NBSK pulp in China and North America were approximately $670 per ADMT and $1,093 per ADMT, respectively, in the second quarter of 2017, compared to approximately $617 per ADMT and $980 per ADMT, respectively, in the same quarter of 2016.

Average pulp sales realizations increased by approximately 5% to $624 per ADMT in the second quarter of 2017 from approximately $592 per ADMT in the same quarter of 2016 primarily due to higher list prices.

At the end of the current quarter of 2017, the dollar weakened against the euro which reduced our dollar-denominated cash and receivables held by our German pulp mills and contributed to a negative foreign exchange impact of approximately $1.1 million compared to the same quarter of the prior year.

Costs and expenses for our pulp segment in the current quarter increased by approximately 23% to $245.2 million from $199.4 million in the second quarter of 2016 primarily due to higher sales volume, higher maintenance costs and the reversal in the comparative 2016 quarter of an accrual for wastewater fees at our Rosenthal mill of $7.2 million.

In the second quarter of 2017, pulp segment operating depreciation and amortization increased to $19.4 million from $17.9 million in the same quarter of 2016 primarily due to the acquisition of customized rail cars for our German mills and the completion of other large capital projects.

On average, in the current quarter overall per unit fiber costs decreased by approximately 6% from the same quarter of 2016 primarily as a result of a balanced wood market and strong sawmilling activity in both Germany and in the Celgar mill’s fiber basket. In the current quarter, per unit fiber costs in Germany were approximately 4% lower than the comparative quarter and for our Celgar mill were 9% lower than the comparative quarter.

Transportation costs for our pulp segment increased by approximately 34% to $20.1 million in the current quarter from $15.0 million in the same quarter of 2016 primarily due to higher sales volumes.

In the second quarter of 2017, pulp segment operating income increased by approximately 10% to $20.7 million from $18.8 million in the same quarter of 2016 primarily due to higher pulp sales realizations and the net impact of higher sales volumes, partially offset by higher maintenance costs and the reversal in the second quarter of 2016 of an accrual for wastewater fees of $7.2 million.

FORM 10-Q

QUARTERLY REPORT - PAGE 28

Wood Products Segment - Three Months Ended June 30, 2017

Selected Financial Information

Three Months Ended June 30, 2017
(in thousands)
Lumber revenues	$13,593
Energy revenues	$2,645
Other wood residual revenues	$1,053
Operating depreciation and amortization	$1,134
Operating income	$81

We entered into the wood products business with the acquisition of the Friesau Facility on April 12, 2017. As a result, we manufacture, sell and distribute lumber, electricity and other wood residuals. The Friesau Facility can produce lumber for European, U.S. and other lumber export markets. Commencing in the third quarter of 2017, we have started lumber sales into the U.S. market. Depending on market conditions, we currently intend to increase our lumber sales to the U.S. market to up to half of the lumber production from Friesau.

During the two years prior to our acquisition of the Friesau Facility, it was being operated on a restricted basis and well below its production capacity. Since our acquisition, we have been ramping up the mill’s lumber production and capitalizing on synergies. In the Friesau Facility’s fiber region, major sawlog contracts are generally awarded on a yearly basis. As a result, we initially expected our ramp up to materially increase at the start of 2018 when new contracts are awarded.

However, due to the successful procurement of wood, the mill’s ramp up has proceeded faster than we initially budgeted and generated positive operating income in the partial quarter. The ramp up of production steadily improved our operating efficiency and costs over the current quarter.

In the second quarter of 2017, we had lumber revenues of $13.6 million, substantially all of which were in the European market. European lumber markets were generally strong and prices steady and near multi-year highs.

In the second quarter of 2017, we produced 67.5 million board feet of lumber. Lumber sales volumes were 41.5 million board feet as some of our production was staged at the port for delivery to the U.S. market in the third quarter of 2017. We expect to record sales of such volumes in the third quarter of 2017. In the current quarter, our average lumber sales realization was $328 per Mfbm.

Energy and other by-product revenues were approximately $3.7 million. We produced 24.0 thousand MWh of electricity in the second quarter of 2017.

In the second quarter of 2017, wood products segment costs and expenses were $20.2 million. Our fiber costs were approximately 80% of our cash production costs. The ramping up of production in the current quarter resulted in our purchasing large volumes of sawlogs in a short period. This resulted in our sawlog costs being marginally higher than our regional competitors. We currently expect our sawlog costs to remain flat in the third quarter of 2017 and our sawlog costs to become more comparable to regional competitors at the start of 2018.

FORM 10-Q

QUARTERLY REPORT - PAGE 29

In the current quarter we started realizing on identified fiber synergies between the Friesau Facility and our Rosenthal pulp mill. During the current quarter, the facility shipped 179,800 cubic metres of chips to Rosenthal, and Rosenthal has shipped 24,000 cubic metres of waste wood to Friesau. Both volumes are in line with our forecasts and have begun to lower costs at both mills. By the end of June 2017, we estimate we have realized approximately $2.0 million of our expected synergy savings.

In the second quarter of 2017, operating depreciation and amortization for our wood products segment was $1.1 million.

In the second quarter of 2017, our wood products segment operating income was $0.1 million.

Consolidated - Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

Total revenues for the first half of 2017 increased by approximately 11% to $526.0 million from $472.0 million in the first half of 2016 primarily due to higher pulp revenues and $17.3 million of wood products revenue.

Costs and expenses in the first half of 2017 increased by approximately 9% to $466.5 million from $427.1 million in the first half of 2016 primarily due to higher pulp sales volumes and costs and expenses of $20.2 million from our wood products segment.

In the first half of 2017, operating depreciation and amortization was $39.6 million, compared to $34.9 million in the same period of 2016 due to acquisition of the Friesau Facility and the completion of large capital projects at our pulp mills.

Selling, general and administrative expenses increased to $23.0 million in the first half of 2017 from $22.1 million in the same period of 2016. The first half of 2017 included $0.9 million of acquisition costs in connection with our purchase of the Friesau Facility.

In the first half of 2017, our operating income increased by approximately 33% to $59.5 million from $44.9 million in the same period of 2016 primarily due to higher pulp sales realizations.

In the first half of 2017, we issued, in two tranches, an aggregate $250.0 million of 6.5% senior notes due 2024, referred to as the “2024 Senior Notes”. We utilized the proceeds primarily to redeem $227.0 million of our 7.0% senior notes due 2019, referred to as the “2019 Senior Notes”, at a cost, including premium, of $234.9 million and recorded a loss on such redemption of $10.7 million (being $0.16 per basic and diluted share).

Interest expense in the first half of 2017 increased to $27.2 million from $25.9 million in the same period of 2016, since, during the requisite notice period for redemption of the 2019 Senior Notes, we also had $225.0 million of the 2024 Senior Notes outstanding.

During the first half of 2017, income tax expense increased to $15.3 million from $14.1 million in the same period of 2016 due to higher taxable income for our German pulp mills.

FORM 10-Q

QUARTERLY REPORT - PAGE 30

For the first half of 2017, we reported net income of $7.6 million, or $0.12 per basic and diluted share compared to net income of $4.5 million, or $0.07 per basic and diluted share, in the same period of 2016.

In the first half of 2017, Operating EBITDA increased by approximately 24% to $99.3 million from $80.1 million in the same period of 2016 primarily as a result of higher pulp sales realizations.

Pulp Segment - Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

Selected Financial Information

	Six Months Ended June 30,
	2017	2016
	(in thousands)
Pulp revenues	$465,496	$428,684
Energy and chemical revenues	$43,174	$43,304
Operating depreciation and amortization	$38,503	$34,887
Operating income	$62,693	$48,667

Pulp revenues in the first half of 2017 increased by approximately 9% to $465.5 million from $428.7 million in the same period of 2016 due to higher sales volume and higher sales realizations.

Energy and chemical revenues remained essentially flat at $43.2 million in the first half of 2017 compared to $43.3 million in the same period of 2016.

Pulp production increased to 736,430 ADMTs in the first half of 2017 from 716,257 ADMTs in the same period of 2016. We had annual maintenance downtime of 22 days (approximately 32,500 ADMTs) in the first half of 2017, compared to 21 days (approximately 29,600 ADMTs) in the first half of 2016.

We estimate that such maintenance downtime in the first half of 2017 adversely impacted our operating income by approximately $27.5 million, comprised of approximately $21.0 million in direct out-of-pocket expenses and the balance in reduced production. Many of our competitors that report their financial results using IFRS capitalize their direct costs of maintenance downtime.

Pulp sales volumes increased to 763,896 ADMTs in the first half of 2017 compared to 723,779 ADMTs in the same period of 2016 primarily due to continued steady demand from both China and Europe and strong production.

In the first half of 2017, list prices for NBSK pulp increased from the same period of 2016, largely as a result of continued steady demand. Average list prices for NBSK pulp in Europe were approximately $852 per ADMT in the first half of 2017, compared to approximately $795 per ADMT in the same period of 2016. Average list prices for NBSK pulp in China and North America were approximately $658 per ADMT and $1,063 per ADMT, respectively, in the first half of 2017, compared to approximately $603 per ADMT and $962 per ADMT, respectively, in the same period of 2016.

FORM 10-Q

QUARTERLY REPORT - PAGE 31

Average pulp sales realizations increased by approximately 3% to $604 per ADMT in the first half of 2017 from approximately $586 per ADMT in the same period last year primarily due to higher list prices.

In the first half of 2017, the dollar was stronger against the euro compared to the same period of 2016 which reduced our euro denominated costs and expenses and contributed to a positive foreign exchange impact of approximately $5.0 million compared to the same period of the prior year.

Costs and expenses in the first half of 2017 increased by approximately 5% to $446.0 million from $423.3 million in the first half of 2016 primarily due to higher sales volume, the reversal in the second quarter of 2016 of an accrual for wastewater fees at our Rosenthal mill of $7.2 million and higher maintenance costs, partially offset by lower fiber prices.

In the first half of 2017, operating depreciation and amortization increased to $38.5 million from $34.9 million in the same period of 2016.

On average, in the first half of 2017 overall per unit fiber prices decreased by approximately 7% from the same period of 2016 primarily as a result of a balanced wood market in both Germany and the Celgar mill’s fiber basket. In the first half of 2017 average per unit fiber prices in Germany were approximately 8% lower than the comparative period. In the first half of 2017 average per unit fiber prices for our Celgar mill were marginally lower than the comparative period.

Transportation costs increased by approximately 13% to $37.5 million in the first half of 2017 from $33.3 million in the same period of 2016 primarily due to higher sales to China.

In the first half of 2017, pulp segment operating income increased by approximately 29% to $62.7 million from $48.7 million in the same period of 2016 primarily due to higher pulp sales realizations, lower fiber prices and the net impact of higher sales volumes, partially offset by the reversal in 2016 of an accrual for wastewater fees and higher maintenance costs.

Wood Products Segment - Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

We did not operate in the wood products business until our acquisition of the Friesau Facility on April 12, 2017. See “Wood Products Segment – Three Months ended June 30, 2017”.

Liquidity and Capital Resources

Summary of Cash Flows

	Six Months Ended June 30,
	2017	2016
	(in thousands)
Net cash from operating activities	$69,470	$74,743
Net cash used in investing activities	(89,862)	(20,604)
Net cash from (used in) financing activities	17,705	(44,787)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	6,434	2,274

Net increase in cash, cash equivalents and restricted cash	$3,747	$11,626

FORM 10-Q

QUARTERLY REPORT - PAGE 32

Cash Flows from Operating Activities. We operate in a cyclical industry and our operating cash flows vary accordingly. Our principal operating cash expenditures are for labor, fiber and chemicals.

Working capital levels fluctuate throughout the year and are affected by maintenance downtime, changing sales patterns, seasonality and the timing of receivables and sales and the payment of payables and expenses.

Cash provided by operating activities was $69.5 million in the six months ended June 30, 2017 and $74.7 million in the comparative period of 2016. An increase in accounts receivable used cash of $43.7 million in the six months ended June 30, 2017 of which $8.3 million was related to our wood products segment. In the same period of 2016, a decrease in accounts receivable provided cash of $12.5 million. An increase in accounts payable and accrued expenses provided cash of $43.8 million in the first half of 2017 of which $16.1 million was related to our wood products segment, compared to a decrease in accounts payable and accrued expenses using cash of $0.1 million in the same period of 2016. A decrease in inventories provided cash of $4.1 million in the first half of 2017 and $11.0 million in the comparative period of 2016.

Cash Flows from Investing Activities. Investing activities in the six months ended June 30, 2017 used cash of $89.9 million primarily related to the acquisition of our Friesau Facility for $61.6 million and capital expenditures of $27.9 million. In the first half of 2017, capital expenditures primarily related to a rail acceptance system for logs and additional land for raw material storage at our Rosenthal mill, a pre-bleach press system upgrade and large maintenance projects at our Celgar mill and various other smaller projects. In the same period of 2016, investing activities used cash of $20.6 million.

Cash Flows from Financing Activities. In the first half of 2017, financing activities provided cash of $17.7 million, including an aggregate of $250.0 million from the issuance of the 2024 Senior Notes, which was primarily used to redeem the 2019 Senior Notes at a cost of $234.9 million. In the first half of 2017, debt issuance costs primarily for the 2024 Senior Notes used cash of $6.1 million, dividend payments used cash of $14.9 million and a scheduled payment in respect of our interest rate derivative used cash of $3.8 million. In the first half of 2017, we also drew $26.5 million on our €70.0 million revolving credit facility to partially finance the acquisition of the Friesau Facility and the build in working capital associated with its ramp up of operations. In the same period of 2016, financing activities used cash of $44.8 million, including $23.1 million to repurchase and cancel $23.0 million of our 2019 Senior Notes, $14.9 million for the payment of dividends and $5.9 million for a scheduled payment in respect of our interest rate derivative.

FORM 10-Q

QUARTERLY REPORT - PAGE 33

Balance Sheet Data

The following table is a summary of selected financial information as at the dates indicated:

	June 30, 2017	December 31, 2016
	(in thousands)
Financial Position
Cash and cash equivalents	$142,589	$136,569
Working capital	$331,799	$308,681
Total assets	$1,328,382	$1,158,708
Long term liabilities	$740,454	$686,410
Total equity	$445,249	$379,128

As a result of the weakening of the dollar versus the euro and the Canadian dollar as at June 30, 2017, we recorded a non-cash increase in the carrying value of our net assets, consisting primarily of our fixed assets, denominated in euros and Canadian dollars. This non-cash increase of approximately $69.6 million does not affect our net income (loss), Operating EBITDA or cash flows but is reflected in our other comprehensive income (loss) and as an increase to our total equity.

Sources and Uses of Funds

Our principal sources of funds are cash flows from operations, cash and cash equivalents on hand and our revolving credit facilities. Our principal uses of funds consist of operating expenses, capital expenditures and semi-annual interest payments on our outstanding 7.75% Senior Notes due 2022 and our 2024 Senior Notes.

The following table sets out our total capital expenditures and interest expense for the periods indicated:

	Six Months Ended June 30,
	2017	2016
	(in thousands)
Capital expenditures	$27,907	$20,415
Cash paid for interest(1)	$20,881	$24,635
Interest expense(2)	$27,199	$25,927

(1)	Amounts differ from interest expense which includes non-cash items. See supplemental disclosure of cash flow information from our Interim Consolidated Statement of Cash Flows included in this report.
(2)	Interest on our 2022 Senior Notes is paid semi-annually in June and December of each year and interest on our 2024 Senior Notes is paid semi-annually in February and August of each year.

In the first half of 2017, we expended $14.9 million to pay two quarterly dividends of $0.115 per common share.

As at June 30, 2017, our cash and cash equivalents increased to $142.6 million from $136.6 million at the end of 2016. At the end of the current quarter, we also had cash of $2.1 million used to secure our Stendal mill’s outstanding interest rate swap.

As at June 30, 2017, we had approximately $164.9 million available under our revolving credit facilities.

As at June 30, 2017, we had no material commitments to acquire assets or operating businesses.

FORM 10-Q

QUARTERLY REPORT - PAGE 34

Based upon the current level of operations and our current expectations for future periods in light of the current economic environment, and in particular, current and expected pulp and lumber pricing and foreign exchange rates, we believe that cash flow from operations and available cash, together with available borrowings under our revolving credit facilities, will be adequate to finance the capital requirements for our business including the payment of our quarterly dividend during the next 12 months.

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

As at June 30, 2017, we were in full compliance with all of the covenants of our indebtedness.

Off-Balance Sheet Arrangements

At June 30, 2017, we did not have any off-balance sheet arrangements (as defined in Item 303(a)(4)(ii) of Regulation S-K).

Contractual Obligations and Commitments

There were no material changes outside the ordinary course to any of our material contractual obligations during the six months ended June 30, 2017.

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

As a result of the weakening of the dollar versus the euro and Canadian dollar as at June 30, 2017, we recorded a non-cash increase of $69.6 million in the carrying value of our net assets, consisting primarily of our fixed assets, denominated in euros and Canadian dollars. As a result, our accumulated other comprehensive loss decreased to $115.0 million.

FORM 10-Q

QUARTERLY REPORT - PAGE 35

Based upon the exchange rate as at June 30, 2017, the dollar has weakened by approximately 8% and 3% in value against the euro and the Canadian dollar, respectively, since December 31, 2016. See “Quantitative and Qualitative Disclosures about Market Risk”.

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

Our significant accounting policies are disclosed in Note 1 to our audited annual financial statements included in our annual report on Form 10-K for the fiscal year ended December 31, 2016. While all of the significant accounting policies are important to the consolidated financial statements, some of these policies may be viewed as having a high degree of judgment. On an ongoing basis using currently available information, management reviews its estimates, including those related to accounting for, among other things, pension and other post-retirement benefit obligations, deferred income taxes (valuation allowance and permanent reinvestment), depreciation and amortization, future cash flows associated with impairment testing for long-lived assets, the allocation of the purchase price in a business combination to the assets acquired and liabilities assumed, legal liabilities and contingencies. Actual results could differ materially from these estimates, and changes in these estimates are recorded when known.

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

FORM 10-Q

QUARTERLY REPORT - PAGE 36

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

•	our business is subject to risks associated with climate change and social and government responses thereto;

•	our operations require substantial capital and we may be unable to maintain adequate capital resources to provide for such capital requirements;

•	future acquisitions, including our recent acquisition of the Friesau Facility, may result in additional risks and uncertainties in our business;

•	fluctuations in prices and demand for lumber could adversely affect our business;

•	adverse housing market conditions may increase the credit risk from customers of our Friesau Facility;

•	our Friesau Facility’s lumber products are vulnerable to declines in demand due to competing technologies or materials;

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

QUARTERLY REPORT - PAGE 38

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

Our mills and operations voluntarily subject themselves to third-party certification as to compliance with internationally recognized, sustainable management standards because end use paper and lumber customers have shown an increased interest in understanding the origin of products they purchase. Demand for our products could be adversely affected if we, or our suppliers, are unable to achieve compliance, or are perceived by the public as failing to comply, with these standards or if our customers require compliance with alternate standards for which our operations are not certified.

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

During the first half of 2017, we recorded $nil on our outstanding interest rate derivative, compared to a derivative loss of approximately $0.3 million in the same period of 2016.

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

QUARTERLY REPORT - PAGE 42

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
101

The following financial statements from the Company’s Form 10-Q for the fiscal period ended June 30, 2017, formatted in XBRL: (i) Interim Consolidated Statements of Operations; (ii) Interim Consolidated Statements of Comprehensive Income (Loss); (iii) Interim Consolidated Balance Sheets; (iv) Interim Consolidated Statements of Cash Flows; and (v) Notes to Interim Consolidated Financial Statements.

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

Date: July 27, 2017

FORM 10-Q

QUARTERLY REPORT - PAGE 45