Form 10-Q
period 2017-09-30
MERCER INTERNATIONAL INC.
filed 2017-10-26
CIK 1333274

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ]                        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

The Registrant had 65,017,288 shares of common stock outstanding as at October 25, 2017.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MERCER INTERNATIONAL INC.

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017

(Unaudited)

FORM 10-Q

QUARTERLY REPORT - PAGE 2

MERCER INTERNATIONAL INC.

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands of U.S. dollars, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Revenues	$305,498	$237,941	$831,459	$709,929
Costs and expenses
Operating costs, excluding depreciation and amortization	229,314	180,124	633,180	550,293
Operating depreciation and amortization	22,568	17,923	62,205	52,810
Selling, general and administrative expenses	12,327	10,073	35,312	32,128

Operating income	41,289	29,821	100,762	74,698

Other income (expenses)
Interest expense	(13,513)	(12,791)	(40,712)	(38,718)
Loss on settlement of debt (Note 5(a))	—	—	(10,696)	(454)
Other income (expenses)	(1)	5	1,308	109

Total other expenses	(13,514)	(12,786)	(50,100)	(39,063)

Income before provision for income taxes	27,775	17,035	50,662	35,635
Provision for income taxes	(6,632)	(5,109)	(21,897)	(19,181)

Net income	$21,143	$11,926	$28,765	$16,454

Net income per common share
Basic	$0.33	$0.18	$0.44	$0.25
Diluted	$0.32	$0.18	$0.44	$0.25

Dividends declared per common share	$0.115	$0.115	$0.345	$0.345

INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands of U.S. dollars)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$21,143	$11,926	$28,765	$16,454
Other comprehensive income (loss), net of taxes(1)
Foreign currency translation adjustment	37,957	13,355	107,597	38,710
Change in unrecognized losses and prior service costs related to defined benefit pension plan	302	291	904	870
Change in unrealized gains/losses on marketable securities	53	(6)	58	(4)

Other comprehensive income (loss), net of taxes(1)	38,312	13,640	108,559	39,576

Total comprehensive income	$59,455	$25,566	$137,324	$56,030

(1)	Balances are net of tax effects of $nil in all periods.

The accompanying notes are an integral part of these Interim Consolidated Financial Statements.

FORM 10-Q

QUARTERLY REPORT - PAGE 3

MERCER INTERNATIONAL INC.

INTERIM CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

	September 30,	December 31,
	2017	2016
ASSETS
Current assets
Cash and cash equivalents	$157,217	$136,569
Restricted cash (Note 11)	2,125	4,327
Accounts receivable	181,062	123,892
Inventories	164,374	133,451
Prepaid expenses and other	8,827	3,612

Total current assets	513,605	401,851

Property, plant and equipment, net	844,502	738,276
Intangible and other assets	26,605	7,591
Deferred income tax	1,170	10,990

Total assets	$1,385,882	$1,158,708

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and other	$142,201	$92,133
Pension and other post-retirement benefit obligations	1,115	1,037

Total current liabilities	143,316	93,170

Debt	669,012	617,545
Pension and other post-retirement benefit obligations	26,283	25,084
Capital leases and other	27,696	26,467
Deferred income tax	21,574	17,314

Total liabilities	887,881	779,580

Shareholders’ equity
Common shares $1 par value; 200,000,000 authorized; 65,017,000 issued and outstanding (2016 – 64,694,000)	64,974	64,656
Additional paid-in capital	337,330	333,673
Retained earnings	172,407	166,068
Accumulated other comprehensive loss	(76,710)	(185,269)

Total shareholders’ equity	498,001	379,128

Total liabilities and shareholders’ equity	$1,385,882	$1,158,708

Commitments and contingencies (Note 13)
Subsequent event (Note 9)

The accompanying notes are an integral part of these Interim Consolidated Financial Statements.

FORM 10-Q

QUARTERLY REPORT - PAGE 4

MERCER INTERNATIONAL INC.

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands of U.S. dollars)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Cash flows from (used in) operating activities
Net income	$21,143	$11,926	$28,765	$ 16,454
Adjustments to reconcile net income to cash flows from operating activities
Depreciation and amortization	22,673	18,031	62,519	53,212
Deferred income tax provision	4,184	3,343	12,589	12,290
Loss on settlement of debt	—	—	10,696	454
Defined benefit pension plan and other post-retirement benefit plan expense	549	446	1,615	1,320
Stock compensation expense	774	972	1,525	2,627
Other	783	1,577	1,308	2,099
Defined benefit pension plan and other post-retirement benefit plan contributions	(458)	(421)	(1,309)	(1,305)
Changes in working capital
Accounts receivable	1,584	(3,533)	(42,130)	8,968
Inventories	(14,043)	(7,695)	(9,912)	3,293
Accounts payable and accrued expenses	(1,906)	11,980	41,929	11,877
Other	(1,496)	(190)	(4,338)	(110)

Net cash from (used in) operating activities	33,787	36,436	103,257	111,179

Cash flows from (used in) investing activities
Purchase of property, plant and equipment	(14,342)	(8,562)	(42,249)	(28,977)
Purchase of intangible assets	(394)	(208)	(799)	(1,144)
Acquisition of Friesau Facility (Note 2)	—	—	(61,627)	—
Other	(381)	(678)	(304)	69

Net cash from (used in) investing activities	(15,117)	(9,448)	(104,979)	(30,052)

Cash flows from (used in) financing activities
Repurchase of notes	—	—	(234,945)	(23,079)
Proceeds from issuance of notes	—	—	250,000	—
Proceeds from revolving credit facility	—	7,662	26,525	7,662
Dividend payments	(7,477)	(7,440)	(22,389)	(22,293)
Payment of debt issuance costs	—	—	(6,132)	—
Payment of interest rate derivative liability	—	—	(3,789)	(5,852)
Other	(389)	420	569	(583)

Net cash from (used in) financing activities	(7,866)	642	9,839	(44,145)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	3,895	1,265	10,329	3,539

Net increase in cash, cash equivalents and restricted cash	14,699	28,895	18,446	40,521
Cash, cash equivalents and restricted cash, beginning of period	144,643	120,485	140,896	108,859

Cash, cash equivalents and restricted cash, end of period	$159,342	$149,380	$159,342	$ 149,380

Supplemental cash flow disclosure
Cash paid for interest	$8,430	$1,396	$29,311	$ 26,031
Cash paid for income taxes	$2,797	$2,954	$8,001	$ 12,265

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

The Interim Consolidated Financial Statements have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). The year-end Consolidated Balance Sheet data was derived from audited financial statements. The footnote disclosure included herein has been prepared in accordance with accounting principles generally accepted for interim financial statements in the United States (“GAAP”). The unaudited Interim Consolidated Financial Statements should be read together with the audited Consolidated Financial Statements and accompanying notes included in the Company’s latest Annual Report on Form 10-K for the fiscal year ended December 31, 2016. In the opinion of the Company, the unaudited Interim Consolidated Financial Statements contained herein contain all adjustments necessary for a fair statement of the results of the interim periods included. The results for the periods included herein may not be indicative of the results for the entire year.

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

In March 2017, the FASB issued Accounting Standards Update 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Post-Retirement Benefit Cost (“ASU 2017-07”) which requires that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations. This standard is effective for fiscal years beginning after December 15, 2017 and should be applied retrospectively to all periods presented. The Company believes this new standard will not have a material impact on its consolidated financial statements.

In August 2017, the FASB issued Accounting Standards Update 2017-12, Derivatives and Hedging (“ASU 2017-12”) which expands and refines hedge accounting for both nonfinancial and financial risk components and aligns the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. This standard is effective for fiscal years beginning after December 15, 2018. Early application is permitted in any interim period and all transition requirements and elections should be applied to hedging relationships existing on the date of adoption. The Company believes this new standard will not have a material impact on its consolidated financial statements.

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

The Friesau Facility is a business under GAAP, accordingly the Company began consolidating the results of operations, financial position and cash flows of the Friesau Facility in the Interim Consolidated Financial Statements as of the acquisition date. The amount of the Friesau Facility’s revenues included in the Interim Consolidated Statements of Operations for the three and nine month periods ended September 30, 2017 was $33,140 and $50,431, respectively. The amount of the Friesau Facility’s net income included in the Interim Consolidated Statements of Operations for the three and nine month periods ended September 30, 2017 was $930 and $157, respectively. In the nine month period ended September 30, 2017, $868 of acquisition related costs were recognized in selling, general and administrative expenses in the Interim Consolidated Statements of Operations.

The following unaudited pro forma information for the three and nine month periods ended September 30, 2017 and 2016, represents the Company’s results of operations as if the acquisition of the Friesau Facility had occurred on January 1, 2016. This pro forma information does not purport to be indicative of the results that would have occurred for the periods presented or that may be expected in the future.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues	$305,498	$276,647	$872,367	$826,048
Net income	$21,143	$13,566	$31,466	$20,506

The unaudited pro forma information for the three and nine month periods ended September 30, 2017 and 2016 includes additional interest expense related to debt issued to finance the acquisition and adjustments related to acquisition costs. The adjustments were immaterial and the nonrecurring items are included in the earliest period presented.

FORM 10-Q

QUARTERLY REPORT - PAGE 8

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Note 3. Inventories

	September 30,	December 31,
	2017	2016
Raw materials	$50,337	$50,056
Finished goods	49,775	33,510
Spare parts and other	64,262	49,885

	$164,374	$133,451

Note 4. Accounts Payable and Other

	September 30,	December 31,
	2017	2016
Trade payables	$37,357	$28,815
Accrued expenses	72,947	39,903
Interest payable	13,568	3,916
Interest rate derivative liability	3,109	6,522
Dividends payable	7,477	7,440
Other	7,743	5,537

	$142,201	$92,133

Note 5. Debt

	September 30,	December 31,
	2017	2016
2022 Senior Notes, unsecured, $400,000 face value (a)	$394,288	$393,460
2024 Senior Notes, unsecured, $250,000 face value (a)	245,209	—
2019 Senior Notes (a)	—	224,085
Revolving credit facilities
€75.0 million (b)	—	—
C$40.0 million (c)	—	—
€70.0 million (d)	29,515	—
€5.0 million (e)	—	—

	$669,012	$617,545

As at September 30, 2017, the maturities of the principal portion of debt are as follows:

2017	$—
2018	—
2019	—
2020	—
2021	—
Thereafter	679,515

$679,515

FORM 10-Q

QUARTERLY REPORT - PAGE 9

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Certain of the Company’s debt instruments were issued under agreements which, among other things, may limit its ability and the ability of its subsidiaries to make certain payments, including dividends. These limitations are subject to specific exceptions. As at September 30, 2017, the Company was in compliance with the terms of its debt agreements.

(a)

On February 3, 2017, the Company issued $225,000 in aggregate principal amount of 6.50% senior notes which mature on February 1, 2024 (“2024 Senior Notes”). The 2024 Senior Notes were issued at a price of 100% of their principal amount. The net proceeds of the offering were $220,240, after deducting the underwriter’s discount and offering expenses. The net proceeds, together with cash on hand, were used to purchase $227,000 of remaining aggregate principal amount of outstanding 2019 Senior Notes (herein defined below). In connection with this purchase the Company recorded a loss on settlement of debt of $10,696 in the Interim Consolidated Statement of Operations.

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

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

(b)

A €75.0 million revolving credit facility at the Stendal mill that matures in October 2019. Borrowings under the facility are collateralized by the mill’s inventory and accounts receivable and bear interest at Euribor plus 3.50%. As at September 30, 2017, €75.0 million ($88,545) was available.

(c)

A C$40.0 million revolving credit facility at the Celgar mill that matures in May 2019. Borrowings under the facility are collateralized by the mill’s inventory and accounts receivable and are restricted by a borrowing base calculated on the mill’s inventory and accounts receivable. Canadian dollar denominated amounts bear interest at bankers acceptance plus 1.50% or Canadian prime. U.S. dollar denominated amounts bear interest at LIBOR plus 1.50% or U.S. base. As at September 30, 2017, approximately C$1.7 million ($1,361) was supporting letters of credit and approximately C$38.3 million ($30,690) was available.

(d)

In April 2017, in connection with the acquisition of the Friesau Facility, the Company replaced the €25.0 million revolving credit facility with a new €70.0 million joint revolving credit facility that matures in April 2022. The Rosenthal mill has full access to the available amount under the facility and MTP has access to a maximum of €45.0 million. Borrowings under the facility are collateralized by the borrowers’ inventory and accounts receivable and bear interest at Euribor plus 2.95%. As at September 30, 2017, approximately €25.0 million ($29,515) of this facility was drawn and accruing interest at a rate of 2.95% and approximately €8.4 million ($9,883) of this facility was supporting bank guarantees leaving approximately €36.6 million ($43,244) available.

(e)

A €5.0 million revolving credit facility at the Rosenthal mill that matures in December 2018. Borrowings under this facility bear interest at the rate of the three-month Euribor plus 2.50% and are secured by certain land at the Rosenthal mill. As at September 30, 2017 approximately €3.3 million ($3,910) of this facility was supporting bank guarantees leaving approximately €1.7 million ($1,993) available.

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

The components of the net benefit costs relating to the Celgar Defined Benefit Plans for the three and nine month periods ended September 30, 2017 and 2016 were as follows:

	Three Months Ended September 30,
	2017		2016
	Pension	Other Post- Retirement Benefits	Pension	Other Post- Retirement Benefits
Service cost	$25	$151	$23	$122
Interest cost	346	245	259	240
Expected return on plan assets	(520)	—	(489)	—
Amortization of unrecognized items	265	37	335	(44)

Net benefit costs	$116	$433	$128	$318

	Nine Months Ended September 30,
	2017		2016
	Pension	Other Post- Retirement Benefits	Pension	Other Post- Retirement Benefits
Service cost	$71	$435	$68	$363
Interest cost	998	706	756	711
Expected return on plan assets	(1,499)	—	(1,448)	—
Amortization of unrecognized items	792	112	1,002	(132)

Net benefit costs	$362	$1,253	$378	$942

Defined Contribution Plan

Effective December 31, 2008, the Celgar Defined Benefit Plans were closed to new members. In addition, the defined benefit service accrual ceased on December 31, 2008, and members began to receive pension benefits, at a fixed contractual rate, under a new defined contribution plan effective January 1, 2009. During the three and nine month periods ended September 30, 2017, the Company made contributions of $213 and $672, respectively (2016 – $200 and $509), to this plan.

Multiemployer Plan

The Company participates in a multiemployer plan for the hourly-paid employees at the Celgar mill. The contributions to the plan are determined based on a percentage of pensionable earnings pursuant to a collective bargaining agreement. The Company has no current or future contribution obligations in excess of the contractual contributions. During the three and nine month periods ended September 30, 2017, the Company made contributions of $493 and $1,539, respectively (2016 – $384 and $1,167), to this plan.

FORM 10-Q

QUARTERLY REPORT - PAGE 12

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Note 7. Income Taxes

The income tax provision attributable to income before provision for income taxes in the Interim Consolidated Statements of Operations differs from the amounts computed by applying the U.S. Federal statutory income tax rate of 35% for the three and nine month periods ended September 30, 2017 and 2016 as a result of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
U.S. Federal statutory rate	35%	35%	35%	35%

U.S. Federal statutory rate on income before income taxes	$(9,722)	$(5,962)	$(17,732)	$(12,472)
Tax differential on foreign income	2,701	1,719	5,668	3,353
Effect of foreign earnings	—	1,750	—	(1,750)
Change in undistributed earnings	(450)	—	(5,915)	—
Valuation allowance	(1,823)	(3,805)	(11,177)	(15,223)
Tax benefit of partnership structure	1,246	1,304	3,692	3,867
Non-taxable foreign subsidies	608	575	1,717	1,693
True-up of prior year taxes	(169)	(78)	(279)	(138)
Foreign exchange on valuation allowance	1,241	(329)	2,404	1,347
Foreign exchange on settlement of debt	—	—	550	870
Other	(264)	(283)	(825)	(728)

	$(6,632)	$(5,109)	$(21,897)	$(19,181)

Comprised of:
Current income tax provision	$(2,448)	$(1,766)	$(9,308)	$(6,891)
Deferred income tax provision	(4,184)	(3,343)	(12,589)	(12,290)

	$(6,632)	$(5,109)	$(21,897)	$(19,181)

FORM 10-Q

QUARTERLY REPORT - PAGE 13

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Note 8. Net Income Per Common Share

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income
Basic and diluted	$21,143	$11,926	$28,765	$ 16,454

Net income per common share
Basic	$0.33	$0.18	$0.44	$ 0.25
Diluted	$0.32	$0.18	$0.44	$ 0.25

Weighted average number of common shares outstanding:
Basic(1)	64,973,653	64,656,138	64,896,511	64,623,215
Effect of dilutive shares:
Performance Share Units (“PSUs”)	412,995	495,663	429,801	397,447
Restricted shares	7,268	3,353	17,447	20,359

Diluted	65,393,916	65,155,154	65,343,759	65,041,021

(1)

For the three and nine month periods ended September 30, 2017, the basic weighted average number of common shares outstanding excludes 43,635 restricted shares which have been issued, but have not vested as at September 30, 2017 (2016 – 38,000 restricted shares).

The calculation of diluted net income per common share does not assume the exercise of any instruments that would have an anti-dilutive effect on net income per common share. There were no anti-dilutive instruments for the three and nine month periods ended September 30, 2017 and 2016.

Note 9. Shareholders’ Equity

Dividends

During the nine month period ended September 30, 2017, the Company’s Board of Directors declared the following quarterly dividends:

Date Declared	Dividend Per Common Share	Amount
February 9, 2017	$0.115	$7,472
April 27, 2017	0.115	7,477
July 27, 2017	0.115	7,477

	$0.345	$22,426

Dividends are paid in the quarter subsequent to the quarter in which they were declared.

In October 2017, the Company’s Board of Directors declared a quarterly dividend of $0.125 per common share. Payment of the dividend will be made on January 4, 2018 to all shareholders of record on December 27, 2017. Future dividends are subject to approval by the Board of Directors and may be adjusted as business and industry conditions warrant.

FORM 10-Q

QUARTERLY REPORT - PAGE 14

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Stock Based Compensation

In June 2010, the Company adopted a stock incentive plan which provides for options, restricted stock rights, restricted shares, performance shares, PSUs and stock appreciation rights to be awarded to employees, consultants and non-employee directors. During the nine month period ended September 30, 2017, there were no issued or outstanding options, restricted stock rights, performance shares or stock appreciation rights. In May 2017, the shareholders of the Company approved an additional 2.3 million common shares be available for grant pursuant to the 2010 Plan. As at September 30, 2017, after factoring in all allocated shares, there remain approximately 3.2 million common shares available for grant.

PSUs

PSUs comprise rights to receive common shares at a future date that are contingent on the Company and the grantee achieving certain performance objectives. The performance objective period is generally three years. For the three and nine month periods ended September 30, 2017, the Company recognized an expense of $646 and $1,201, respectively related to PSUs (2016 - $882 and $2,268).

The following table summarizes PSU activity during the period:

Number of PSUs
Outstanding as at January 1, 2017	2,068,174
Granted	542,788
Vested and issued	(279,515)
Forfeited	(464,289)

Outstanding as at September 30, 2017	1,867,158

Restricted Shares

Restricted shares generally vest at the end of one year. For the three and nine month periods ended September 30, 2017, the Company recognized an expense of $128 and $324, respectively related to restricted shares (2016 – $90 and $359). As at September 30, 2017, the unrecognized compensation cost related to restricted shares was approximately $343 which will be amortized over the remaining vesting periods.

The following table summarizes restricted share activity during the period:

Number of Restricted Shares
Outstanding at January 1, 2017	38,000
Granted	43,635
Vested	(38,000)

Outstanding at September 30, 2017	43,635

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

Retained Earnings

The following table summarizes the changes to retained earnings during the period:

Nine Months Ended September 30, 2017
Retained earnings at January 1, 2017	$166,068
Net income	28,765
Cash dividends declared	(22,426)

Retained earnings at September 30, 2017	$172,407

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss are as follows:

	Foreign Currency Translation Adjustment	Defined Benefit Pension and Other Post- Retirement Benefit Items	Unrealized Gains / Losses on Marketable Securities	Total
Balance as at January 1, 2017	$(170,592)	$(14,663)	$(14)	$(185,269)

Other comprehensive income before reclassifications	107,597	—	58	107,655
Amounts reclassified from accumulated other comprehensive loss	—	904	—	904

Other comprehensive income	107,597	904	58	108,559

Balance as at September 30, 2017	$(62,995)	$(13,759)	$44	$(76,710)

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

Revenues between segments are accounted for at prices that approximate fair value. These include revenues from the sale of residual fiber from the wood products segment to the pulp segment for use in the pulp production process and from the sale of residual fuel from the pulp segment to the wood products segment for use in energy production.

For the three and nine month periods ended September 30, 2016 there was only one reportable business segment, pulp, as the Friesau Facility was acquired on April 12, 2017. The following table shows information by reportable business segments for the three and nine month periods ended September 30, 2017.

Three Months Ended September 30, 2017	Pulp	Wood Products	Corporate and Other	Elimination Adjustment	Consolidated
Revenues from external customers	$272,358	$33,140	$—	$—	$305,498
Revenues from other segments	$1,056	$5,753	$—	$(6,809)	$—
Operating income (loss)	$40,609	$2,983	$(2,303)	$—	$41,289
Depreciation and amortization	$21,149	$1,419	$105	$—	$22,673
Purchase of property, plant and equipment	$13,654	$665	$23	$—	$14,342

Nine Months Ended September 30, 2017	Pulp	Wood Products	Corporate and Other	Elimination Adjustment	Consolidated
Revenues from external customers	$781,028	$50,431	$—	$—	$831,459
Revenues from other segments	$1,056	$8,739	$—	$(9,795)	$—
Operating income (loss)	$103,302	$3,064	$(5,604)	$—	$100,762
Depreciation and amortization	$59,652	$2,553	$314	$—	$62,519
Purchase of property, plant and equipment	$39,714	$2,510	$25	$—	$42,249
Total assets	$1,247,761	$116,522	$21,599	$—	$1,385,882

For the three and nine month periods ended September 30, 2016 the Company had a corporate and other operating loss of $1,491 and $5,281, respectively.

The pulp segment includes revenues from the sale of pulp and energy and chemical by-products. The wood products segment includes revenues from the sale of lumber and energy and other wood residual by-products. The Company’s revenues from external customers by product are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Pulp	$247,314	$215,835	$712,810	$644,519
Lumber	27,851	—	41,444	—
Other wood residuals	2,173	—	3,226	—
Energy and chemical	28,160	22,106	73,979	65,410

Total revenues	$305,498	$237,941	$831,459	$709,929

FORM 10-Q

QUARTERLY REPORT - PAGE 17

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

The following table presents revenues from external customers by geographic area based on location of the customer:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Germany	$130,943	$101,506	$344,042	$305,078
China	60,604	54,504	194,280	165,550
Other European Union countries	64,907	46,453	171,308	133,039
Italy	12,506	12,686	36,991	42,012
Other Asia	12,648	7,398	38,270	24,201
U.S.	15,734	9,644	26,852	26,427
Other countries	8,156	5,750	19,716	13,622

Total revenues	$305,498	$237,941	$831,459	$709,929

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

Interest Rate Swaps

During 2002, the Company entered into certain variable-to-fixed interest rate swaps, referred to as the “Stendal Interest Rate Swap Contract” in connection with its long-term indebtedness relating to the Stendal mill to fix the interest rate. Under the Stendal Interest Rate Swap Contract, the Company pays a fixed rate and receives a floating rate with the interest payments being calculated on a notional amount. The interest rate swaps were left in place following the refinancing of the debt in November 2014. As at September 30, 2017, the contract had a fair value of €2.6 million ($3,109; 2016 – $6,522) which was classified as current within accounts payable and other in the Interim Consolidated Balance Sheets. The contract has an aggregate notional amount of €94.3 million, a fixed interest rate of 5.28% and matures in October 2017.

The Company has pledged as collateral cash in the amount of 67% of the fair value of the interest rate swap up to €8.5 million to the derivative counterparty. The calculation to determine the collateral is performed semi-annually, with the final calculation in October 2017. As at September 30, 2017, the collateral was €1.8 million ($2,125; 2016 – $4,327). This cash has been classified as restricted cash in the Interim Consolidated Balance Sheets.

The counterparty to the interest rate derivative is a bank that is a member of a banking syndicate that holds the Stendal €75.0 million revolving credit facility and the Company does not anticipate non-performance by the bank.

Credit Risk

The Company’s credit risk is primarily attributable to cash held in bank accounts and accounts receivable. The Company maintains cash balances in foreign financial institutions in excess of insured limits. The Company limits its credit exposure on cash held in bank accounts by periodically investing cash in excess of short-term operating requirements and debt obligations in low risk government bonds, or similar debt instruments. The Company’s credit risk associated with the sale of pulp, lumber and other wood residuals is managed through setting credit limits, the purchase of credit insurance and for certain customers a letter of credit is received prior to shipping the product. Concentrations of credit risk on the sale of pulp, lumber and other wood residuals are with customers and agents based primarily in Germany, China and Italy.

FORM 10-Q

QUARTERLY REPORT - PAGE 18

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

The carrying amount of cash and cash equivalents of $157,217, restricted cash of $2,125 and accounts receivable of $181,062 recorded in the Interim Consolidated Balance Sheets, net of any allowances for losses, represents the Company’s maximum exposure to credit risk.

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

The following tables present a summary of the Company’s outstanding financial instruments and their estimated fair values under the fair value hierarchy:

	Fair value measurements as at September 30, 2017 using:
Description	Level 1	Level 2	Level 3	Total
Interest rate derivative liability	$—	$3,109	$—	$3,109
Debt
Revolving credit facility	—	29,515	—	29,515
2022 Senior Notes and 2024 Senior Notes	—	685,125	—	685,125

	$ —	$ 717,749	$ —	$ 717,749

	Fair value measurements as at December 31, 2016 using:
Description	Level 1	Level 2	Level 3	Total
Interest rate derivative liability	$—	$6,522	$—	$6,522
2019 Senior Notes and 2022 Senior Notes	—	654,378	—	654,378

	$ —	$ 660,900	$ —	$ 660,900

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

QUARTERLY REPORT - PAGE 20

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this document: (i) unless the context otherwise requires, references to “we”, “our”, “us”, the “Company” or “Mercer” mean Mercer International Inc. and its subsidiaries; (ii) references to “Mercer Inc.” mean the Company excluding its subsidiaries; (iii) information is provided as of September 30, 2017, unless otherwise stated; (iv) our reporting currency is dollars and references to “€” mean euros and “C$” mean Canadian dollars; (v) “ADMTs” refers to air-dried metric tonnes; (vi) “MW” refers to megawatts and “MWh” refers to megawatt hours; and (vii) “Mfbm” refers to thousand board feet.

The following discussion and analysis of our results of operations and financial condition for the three and nine months ended September 30, 2017 should be read in conjunction with our interim consolidated financial statements and related notes included in this quarterly report, as well as our most recent annual report on Form 10-K for the fiscal year ended December 31, 2016 filed with the Securities and Exchange Commission, referred to as the “SEC”.

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

•

Wood Products – consists of the manufacture, sales and distribution of lumber, electricity and other wood residuals at the Friesau Facility with an annual production capacity of approximately 550 million board feet of lumber and 13 MW of electricity.

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

Additionally, lumber production and sales in Europe are commonly measured in cubic meters, whereas in the U.S. they are measured in thousand board feet or Mfbm. For the purposes of this report, we have converted our lumber metrics from cubic meters to Mfbm using a conversion ratio of 1.6 cubic meters of lumber equalling a Mfbm of lumber, which is the ratio commonly used in the industry.

FORM 10-Q

QUARTERLY REPORT - PAGE 21

Current Market Environment

In the third quarter of 2017, pulp prices in Europe and North America increased as a result of continued steady demand and were generally flat in China compared to the prior quarter of 2017. Overall our average pulp sales realizations were approximately 2% higher in the third quarter of 2017 compared to the prior quarter of 2017.

Late in the third quarter of 2017, prices increased in China as a result of strong demand and a sharp reduction in China’s imports of recovered or waste paper. Such reduction resulted from a major environmental policy shift announced by China in the third quarter of 2017 to reduce and phase out imports of solid waste and scraps, including recovered or waste paper.

At the end of the current quarter, list prices in Europe, China and North America were approximately $920, $710 and $1,130 per ADMT, respectively. In October 2017, we announced list price increases of $90 and $40 per ADMT in China and Europe, respectively. However, we cannot assure that such increases will be fully implemented and, as prices are highly cyclical, that they will not decline in the future.

Currently, the NBSK pulp market is balanced with world producer inventories at about 29 days’ supply.

Looking forward, we believe the new pulp production capacity that has or is coming online will not materially adversely impact the market in 2017 as a result of steady demand growth and limited supply and quality of recycled fiber. Further, we expect some of the new capacity will not hit the market in a meaningful amount until 2018. As a result, we currently expect overall steady pulp demand in the near term.

In the last quarter of 2017, our only scheduled annual maintenance downtime is three days at our Stendal mill.

In the third quarter of 2017, we commenced lumber sales into the U.S. market which accounted for approximately 10% of our lumber sales volumes while substantially all the rest were to Europe.

In the third quarter of 2017, U.S. benchmark lumber prices for Western SPF No. 2 and better averaged $405 per Mfbm. There is no similar or common pricing metric quoted in the European market. In the third quarter of 2017, our average lumber sales realization was $375 per Mfbm.

Currently both the European and U.S. lumber markets are strong and prices are near multi-year highs and are expected to remain steady in the near term.

FORM 10-Q

QUARTERLY REPORT - PAGE 22

Summary Financial Highlights

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands, other than per share amounts)
Pulp segment revenues	$272,358	$237,941	$781,028	$709,929
Wood products segment revenues	33,140	-	50,431	-

Total revenues	$305,498	$237,941	$831,459	$709,929

Pulp segment operating income	$40,609	$31,312	$103,302	$79,979
Wood products operating income	2,983	-	3,064	-
Corporate and other operating loss	(2,303)	(1,491)	(5,604)	(5,281)

Total operating income	$41,289	$29,821	$100,762	$74,698

Pulp segment depreciation and amortization	$21,149	$17,923	$59,652	$52,810
Wood products depreciation and amortization	1,419	-	2,553	-
Corporate and other depreciation and amortization	105	108	314	402

Total depreciation and amortization	$22,673	$18,031	$62,519	$53,212

Operating EBITDA(1)	$63,962	$47,852	$163,281	$127,910
Loss on settlement of debt(2)	$-	$-	$10,696	$454
Income tax provision	$6,632	$5,109	$21,897	$19,181
Net income	$21,143	$11,926	$28,765	$16,454
Net income per common share
Basic	$0.33	$0.18	$0.44	$0.25
Diluted	$0.32	$0.18	$0.44	$0.25
Common shares outstanding at period end	65,017	64,694	65,017	64,694

(1)	The following table provides a reconciliation of net income to operating income and Operating EBITDA for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Net income	$21,143	$11,926	$28,765	$16,454
Income tax provision	6,632	5,109	21,897	19,181
Interest expense	13,513	12,791	40,712	38,718
Loss on settlement of debt	-	-	10,696	454
Other (income) expenses	1	(5)	(1,308)	(109)

Operating income	41,289	29,821	100,762	74,698
Add: Depreciation and amortization	22,673	18,031	62,519	53,212

Operating EBITDA	$63,962	$47,852	$163,281	$127,910

(2)	Redemption of 7.0% Senior Notes due 2019.

Selected Production, Sales and Other Data

	Three Months Ended September 30,		Nine Months Ended September 30,
Pulp Segment	2017	2016	2017	2016
Pulp production (‘000 ADMTs)	388.1	361.8	1,124.5	1,078.1
Annual maintenance downtime (‘000 ADMTs)	10.2	10.2	42.7	39.8
Annual maintenance downtime (days)	10	10	32	31
Pulp sales (‘000 ADMTs)	383.8	359.8	1,147.7	1,083.6
Average NBSK pulp list prices in Europe ($/ADMT)(1)	903	810	869	800
Average NBSK pulp list prices in China ($/ADMT)(1)	670	595	662	601
Average NBSK pulp list prices in North America ($/ADMT)(1)	1,110	998	1,079	974
Average pulp sales realizations ($/ADMT)(2)	638	593	615	588
Energy production (‘000 MWh)	497.5	473.8	1,418.5	1,380.8
Energy sales (‘000 MWh)	224.8	208.4	620.9	606.0
Average energy sales realizations ($/MWh)	97	92	92	90

FORM 10-Q

QUARTERLY REPORT - PAGE 23

	Three Months Ended September 30,		Nine Months Ended September 30,
Wood Products Segment	2017	2016	2017	2016
Lumber production (million board feet)	109.6	-	177.1	-
Lumber sales (million board feet)	74.2	-	115.7	-
Average lumber sales realizations ($/Mfbm)	375	-	358	-
Energy sales (‘000 MWh)	24.5	-	48.5	-
Average energy sales realizations ($/MWh)	127	-	119	-

Average Spot Currency Exchange Rates
$ / €(3)	1.1755	1.1163	1.1146	1.1166
$ / C$(3)	0.7984	0.7663	0.7659	0.7578

(1)	Source: RISI pricing report.
(2)	Sales realizations after customer discounts, rebates and other selling concessions. Incorporates the effect of pulp price variations occurring between the order and shipment dates.
(3)	Average Federal Reserve Bank of New York Noon Buying Rates over the reporting period.

Consolidated - Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016

Total revenues for the three months ended September 30, 2017 increased by approximately 28% to $305.5 million from $237.9 million in the same quarter of 2016 primarily due to the inclusion of $33.1 million of wood product revenues and 15% higher pulp revenues. In the current quarter, pulp revenues benefitted from an approximately 8% increase in pulp sales realizations and an approximately 7% increase in sales volumes.

Costs and expenses in the current quarter increased by approximately 27% to $264.2 million from $208.1 million in the third quarter of 2016 primarily due to the inclusion of costs and expenses from our wood products segment, the negative impact of a weaker dollar on our euro and Canadian dollar denominated costs and expenses and higher pulp sales volumes.

In the third quarter of 2017, operating depreciation and amortization increased to $22.6 million from $17.9 million in the same quarter of 2016 due to the completion of large capital projects at our pulp mills and the acquisition of the Friesau Facility.

Selling, general and administrative expenses increased to $12.3 million in the third quarter of 2017 from $10.1 million in the same quarter of 2016 primarily due to the inclusion of the wood products segment.

In the third quarter of 2017, our operating income increased by approximately 39% to $41.3 million from $29.8 million in the same quarter of 2016 primarily due to higher pulp sales realizations and sales volumes partially offset by the negative impact of a weaker dollar on our euro and Canadian dollar denominated costs and expenses.

Interest expense in the current quarter increased to $13.5 million from $12.8 million in the same quarter of 2016 primarily as a result of drawing €25.0 million on our €70.0 million revolving credit facility to partially finance the acquisition of the Friesau Facility and an increase in its working capital resulting from the ramp up of its operations.

FORM 10-Q

QUARTERLY REPORT - PAGE 24

During the third quarter of 2017, income tax expense increased to $6.6 million from $5.1 million in the same quarter of 2016 due to higher taxable income for our German mills.

For the third quarter of 2017, our net income increased to $21.1 million, or $0.33 per basic share and $0.32 per diluted share, from $11.9 million, or $0.18 per basic and diluted share, in the same quarter of 2016.

In the third quarter of 2017, Operating EBITDA increased by approximately 34% to $64.0 million from $47.9 million in the same quarter of 2016 primarily due to higher pulp sales realizations and sales volumes and the inclusion of our wood products segment, partially offset by the negative impact of a weaker dollar.

Operating Results by Business Segment

None of the income or loss items following operating income in our Interim Consolidated Statement of Operations are allocated to our segments, since those items are reviewed separately by management.

Pulp Segment - Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016

Selected Financial Information

	Three Months Ended September 30,
	2017	2016
	(in thousands)
Pulp revenues	$247,314	$215,835
Energy and chemical revenues	$25,044	$22,106
Operating depreciation and amortization	$21,149	$17,923
Operating income	$40,609	$31,312

Pulp revenues in the third quarter of 2017 increased by approximately 15% to $247.3 million from $215.8 million in the same quarter of 2016 due to higher sales realizations and sales volumes.

Energy and chemical revenues increased by approximately 13% to $25.0 million in the third quarter of 2017 from $22.1 million in the same quarter of 2016 due to record sales volumes.

Pulp production increased by approximately 7% to 388,102 ADMTs, being a quarterly pulp production record, in the current quarter from 361,800 ADMTs in the same quarter of 2016. In the third quarter of 2017 and 2016, we had 10 days (approximately 10,200 ADMTs) of annual maintenance downtime at our Rosenthal mill.

We estimate that annual maintenance downtime in the current quarter adversely impacted our operating income by approximately $6.8 million, comprised of approximately $5.2 million in direct out-of-pocket expenses and the balance in reduced production. Many of our competitors that report their financial results using International Financial Reporting Standards (“IFRS”) capitalize their direct costs of maintenance downtime.

FORM 10-Q

QUARTERLY REPORT - PAGE 25

Pulp sales volumes increased by approximately 7% to 383,795 ADMTs in the current quarter from 359,791 ADMTs in the same quarter of 2016 primarily due to strong production and continued steady demand in China and Europe.

In the current quarter of 2017, list prices for NBSK pulp in Europe and China increased from the same quarter of 2016, largely as a result of overall steady demand. Average list prices for NBSK pulp in Europe were approximately $903 per ADMT in the third quarter of 2017, compared to approximately $810 per ADMT in the same quarter of 2016. Average list prices for NBSK pulp in China and North America were approximately $670 per ADMT and $1,110 per ADMT, respectively, in the current quarter, compared to approximately $595 per ADMT and $998 per ADMT, respectively, in the same quarter of 2016.

In the third quarter of 2017, as part of achieving the goals of its next five-year plan, China announced a major policy shift to enhance green development by sharply reducing the imports of waste/scrap materials including recovered or waste paper. In the current quarter, China announced goals to stop imports of unsorted paper by the start of 2018 and all solid waste and scrap imports by the end of 2019.

It is too early to predict how China’s new policies will evolve, be implemented and their full effect. However, a material reduction in Chinese imports of waste or unsorted paper is expected to increase pulp demand in China over the medium term.

Average pulp sales realizations increased by approximately 8% to $638 per ADMT in the third quarter of 2017 from approximately $593 per ADMT in the same quarter of 2016 primarily due to higher list prices.

Compared to the same quarter of the prior year the dollar was weaker against the euro and Canadian dollar which increased the cost of our euro and Canadian dollar costs and expenses and contributed to a negative foreign exchange impact on operating income of approximately $13.7 million when compared to the same quarter of the prior year.

Costs and expenses for our pulp segment in the current quarter increased by approximately 13% to $232.8 million from $206.6 million in the third quarter of 2016 primarily due to the negative impact of a weaker dollar on our euro and Canadian dollar denominated costs and expenses and higher pulp sales volumes.

In the third quarter of 2017, pulp segment operating depreciation and amortization increased to $21.1 million from $17.9 million in the same quarter of 2016 primarily due the acquisition of customized rail cars for our German mills and the completion of other large capital projects.

On average, in the current quarter overall per unit fiber costs increased by approximately 5% from the same quarter of 2016 primarily as a result of the weaker dollar on our euro and Canadian dollar denominated fiber costs. The fiber markets in both Germany and in the Celgar mill’s fiber basket continued to be balanced. In the current quarter, per unit fiber costs in Germany were approximately 9% higher than the comparative quarter and for our Celgar mill were approximately 3% lower than the comparative quarter.

FORM 10-Q

QUARTERLY REPORT - PAGE 26

Transportation costs for our pulp segment increased by approximately 11% to $19.4 million in the current quarter from $17.5 million in the same quarter of 2016 primarily due to higher sales volumes.

In the third quarter of 2017, we entered into a new collective agreement with employees at our Rosenthal mill which expires in February 2019 and provides for a 2.4% annual wage increase on July 1, 2017 and a further 1.2% increase on August 1, 2018.

In the third quarter of 2017, pulp segment operating income increased by approximately 30% to $40.6 million from $31.3 million in the same quarter of 2016 primarily due to higher pulp sales realizations and sales volumes partially offset by the net impact of a weaker dollar.

Wood Products Segment - Three Months Ended September 30, 2017

Selected Financial Information

Three Months Ended September 30, 2017
(in thousands)
Lumber revenues	$27,851
Energy revenues	$3,116
Other wood residual revenues	$2,173
Operating depreciation and amortization	$1,419
Operating income	$2,983

On April 12, 2017, we entered into the wood products business with the acquisition of the Friesau Facility.

In the third quarter of 2017, lumber revenues were $27.9 million, of which approximately 10% of sales volumes were in the U.S. market and substantially all remaining sales were in Europe. Depending on market conditions, we currently intend to increase our lumber sales to the U.S. market to up to half of the lumber production from Friesau. European and U.S. lumber markets were generally strong and prices steady and near multi-year highs.

In the third quarter of 2017, we produced 109.6 million board feet of lumber. Lumber sales volumes were 74.2 million board feet as we completed our inventory build-up to support sales to the U.S. market, some of which sales will be realized in the last quarter of 2017. In the current quarter, our average lumber sales realization was $375 per Mfbm.

In the third quarter, energy and other by-product revenues were approximately $5.3 million.

Our fiber costs were approximately 80% of our cash production costs. The ramping up of production since acquisition resulted in our purchasing large volumes of sawlogs in a short period. This resulted in our sawlog costs being marginally higher than our regional competitors. We currently expect our sawlog costs to remain flat in the fourth quarter of 2017 and to compare more favorably to regional competitors in 2018.

In the current quarter we continued to realize upon fiber synergies between the Friesau Facility and our Rosenthal pulp mill. During the current quarter, the facility shipped approximately 291,800 cubic meters of chips to Rosenthal, and Rosenthal has shipped approximately 19,900

FORM 10-Q

QUARTERLY REPORT - PAGE 27

cubic meters of waste wood to Friesau. Both volumes are in line with our forecasts and have begun to lower costs at both mills.

In the third quarter of 2017, operating depreciation and amortization for our wood products segment was $1.4 million.

In the third quarter of 2017, our wood products segment operating income was $3.0 million.

Consolidated - Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016

Total revenues for the nine months ended September 30, 2017 increased by approximately 17% to $831.5 million from $709.9 million in the same period of 2016 primarily due to higher pulp revenues and $50.4 million of wood products revenue.

Costs and expenses in the nine months ended September 30, 2017 increased by approximately 15% to $730.7 million from $635.2 million in the same period of 2016 primarily due to the inclusion of our wood products segment and higher pulp sales volumes.

In the nine months ended September 30, 2017, operating depreciation and amortization increased to $62.2 million from $52.8 million in the same period of 2016 due to completion of large capital projects at our pulp mills and the acquisition of the Friesau Facility.

Selling, general and administrative expenses increased to $35.3 million in the nine months ended September 30, 2017 from $32.1 million in the same period of 2016 primarily due to the inclusion of our wood products segment.

In the nine months ended September 30, 2017, our operating income increased by approximately 35% to $100.8 million from $74.7 million in the same period of 2016 primarily due to higher pulp sales realizations.

In the nine months ended September 30, 2017, we issued, in two tranches, an aggregate $250.0 million of 6.5% senior notes due 2024, referred to as the “2024 Senior Notes”. We utilized the proceeds primarily to redeem $227.0 million of our 7.0% senior notes due 2019, referred to as the “2019 Senior Notes”, at a cost, including premium, of $234.9 million and recorded a loss on such redemption of $10.7 million (being $0.16 per basic and diluted share).

Interest expense in the nine months ended September 30, 2017 increased to $40.7 million from $38.7 million in the same period of 2016, since, during the requisite notice period for redemption of the 2019 Senior Notes, we also had $225.0 million of the 2024 Senior Notes outstanding.

During the nine months ended September 30, 2017, income tax expense increased to $21.9 million from $19.2 million in the same period of 2016 due to higher taxable income for our German mills.

For the nine months ended September 30, 2017, net income increased to $28.8 million, or $0.44 per basic and diluted share, from $16.5 million, or $0.25 per basic and diluted share, in the same period of 2016.

FORM 10-Q

QUARTERLY REPORT - PAGE 28

In the nine months ended September 30, 2017, Operating EBITDA increased by approximately 28% to $163.3 million from $127.9 million in the same period of 2016 primarily as a result of higher pulp sales realizations and, to a lesser degree, the inclusion of our wood products segment.

Pulp Segment - Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016

Selected Financial Information

	Nine Months Ended September 30,
	2017	2016
	(in thousands)
Pulp revenues	$712,810	$644,519
Energy and chemical revenues	$68,218	$65,410
Operating depreciation and amortization	$59,652	$52,810
Operating income	$103,302	$79,979

Pulp revenues in the nine months ended September 30, 2017 increased by approximately 11% to $712.8 million from $644.5 million in the same period of 2016 due to higher sales volumes and sales realizations.

Energy and chemical revenues increased by approximately 4% to $68.2 million in the nine months ended September 30, 2017 compared to $65.4 million in the same period of 2016 primarily due to higher sales volumes.

Pulp production increased to 1,124,532 ADMTs in the nine months ended September 30, 2017 from 1,078,057 ADMTs in the same period of 2016. In the nine months ended September 30, 2017, we had annual maintenance downtime of 32 days (approximately 42,700 ADMTs), compared to 31 days (approximately 39,800 ADMTs) in the same period of 2016.

We estimate that such maintenance downtime in the nine months ended September 30, 2017 adversely impacted our operating income by approximately $34.3 million, comprised of approximately $26.3 million in direct out-of-pocket expenses and the balance in reduced production. Many of our competitors that report their financial results using IFRS capitalize their direct costs of maintenance downtime.

Pulp sales volumes increased to 1,147,691 ADMTs in the nine months ended September 30, 2017 compared to 1,083,570 ADMTs in the same period of 2016 primarily due to continued steady demand from both China and Europe and strong production.

In the nine months ended September 30, 2017, list prices for NBSK pulp increased from the same period of 2016, largely as a result of continued steady demand. Average list prices for NBSK pulp in Europe were approximately $869 per ADMT in the nine months ended September 30, 2017, compared to approximately $800 per ADMT in the same period of 2016. Average list prices for NBSK pulp in China and North America were approximately $662 per ADMT and $1,079 per ADMT, respectively, in the nine months ended September 30, 2017, compared to approximately $601 per ADMT and $974 per ADMT, respectively, in the same period of 2016.

FORM 10-Q

QUARTERLY REPORT - PAGE 29

Average pulp sales realizations increased by approximately 5% to $615 per ADMT in the nine months ended September 30, 2017 from approximately $588 per ADMT in the same period last year primarily due to higher list prices.

At the end of the nine months ended September 30, 2017, the dollar weakened against the euro which reduced our dollar denominated cash and receivables held by our German pulp mills and contributed to a negative foreign exchange impact on operating income of approximately $8.0 million when compared to the same period of the prior year.

Costs and expenses in the nine months ended September 30, 2017 increased by approximately 8% to $678.8 million from $630.0 million in the nine months ended September 30, 2016 primarily due to higher sales volumes, higher maintenance costs and the reversal in 2016 of an accrual for wastewater fees at our Rosenthal mill of $7.2 million.

In the nine months ended September 30, 2017, operating depreciation and amortization increased to $59.7 million from $52.8 million in the same period of 2016 due to the completion of several major capital projects.

On average, in the nine months ended September 30, 2017 overall per unit fiber prices decreased by approximately 3% from the same period of 2016 primarily as a result of a balanced wood market in both Germany and the Celgar mill’s fiber basket. In the nine months ended September 30, 2017 average per unit fiber prices in Germany were approximately 2% lower than the comparative period. In the nine months ended September 30, 2017 average per unit fiber prices for our Celgar mill were approximately 3% lower than the comparative period.

Transportation costs increased by approximately 12% to $56.9 million in the nine months ended September 30, 2017 from $50.8 million in the same period of 2016 primarily due to higher sales volumes.

In the nine months ended September 30, 2017, pulp segment operating income increased by approximately 29% to $103.3 million from $80.0 million in the same period of 2016 primarily due to higher pulp sales realizations and sales volumes, partially offset by the negative impact of a weaker dollar, higher maintenance costs and the reversal in 2016 of an accrual for wastewater fees.

Wood Products Segment - Nine Months Ended September 30, 2017

Selected Financial Information

Nine Months Ended September 30, 2017
(in thousands)
Lumber revenues	$41,444
Energy revenues	$5,761
Other wood residual revenues	$3,226
Operating depreciation and amortization	$2,553
Operating income	$3,064

We entered into the wood products business with the acquisition of the Friesau Facility on April 12, 2017. As a result, our results for the nine months ended September 30, 2017 commence at the acquisition date.

FORM 10-Q

QUARTERLY REPORT - PAGE 30

In the nine months ended September 30, 2017, we had lumber revenues of $41.4 million, substantially all of which were in the European market. European lumber markets were generally strong and prices steady and near multi-year highs.

We produced 177.1 million board feet of lumber. Lumber sales volumes were 115.7 million board feet as we continued to build inventory to support sales to the U.S. market. In the nine months ended September 30, 2017, our average lumber sales realization was $358 per Mfbm.

In the nine months ended September 30, 2017, energy and other by-product revenues were approximately $9.0 million and we sold 48.5 thousand MWh of electricity.

Our fiber costs were approximately 80% of our cash production costs. The ramping up of production resulted in our purchasing large volumes of sawlogs in a short period. This resulted in our sawlog costs being marginally higher than our regional competitors.

In the nine months ended September 30, 2017 we started realizing on identified fiber synergies between the Friesau Facility and our Rosenthal pulp mill. During the nine months ended September 30, 2017, the facility shipped approximately 471,600 cubic meters of chips to Rosenthal, and Rosenthal has shipped approximately 43,900 cubic meters of waste wood to Friesau. Both volumes are in line with our forecasts and have begun to lower costs at both mills. As at September 30, 2017, we estimate we have realized approximately $4.8 million of our expected synergy savings.

In the nine months ended September 30, 2017, operating depreciation and amortization for our wood products segment was $2.6 million.

In the nine months ended September 30, 2017, our wood products segment operating income was $3.1 million.

Liquidity and Capital Resources

Summary of Cash Flows

	Nine Months Ended September 30,
	2017	2016
	(in thousands)
Net cash from operating activities	$103,257	$111,179
Net cash used in investing activities	(104,979)	(30,052)
Net cash from (used in) financing activities	9,839	(44,145)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	10,329	3,539

Net increase in cash, cash equivalents and restricted cash	$18,446	$40,521

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

FORM 10-Q

QUARTERLY REPORT - PAGE 31

Cash provided by operating activities was $103.3 million in the nine months ended September 30, 2017 and $111.2 million in the comparative period of 2016. An increase in accounts receivable used cash of $42.1 million in the nine months ended September 30, 2017 of which $10.2 million was related to our wood products segment. In the same period of 2016, a decrease in accounts receivable provided cash of $9.0 million. An increase in accounts payable and accrued expenses provided cash of $41.9 million in the nine months ended September 30, 2017 of which $21.2 million was related to our wood products segment, compared to an increase in accounts payable and accrued expenses providing cash of $11.9 million in the same period of 2016. An overall increase in inventories used cash of $9.9 million in the nine months ended September 30, 2017, which reflected an increase of $27.9 million from our wood products segment and a decrease of $18.0 in our pulp segment. A decrease in inventories provided cash of $3.3 million in the comparative period of 2016.

Cash Flows from Investing Activities. Investing activities in the nine months ended September 30, 2017 used cash of $105.0 million primarily related to the acquisition of our Friesau Facility for $61.6 million and capital expenditures of $42.2 million. In the nine months ended September 30, 2017, capital expenditures primarily related to a rail acceptance system for logs and additional land for raw material storage at our Rosenthal mill, a pre-bleach press system upgrade and large maintenance projects at our Celgar mill and various other smaller projects. In the same period of 2016, investing activities used cash of $30.1 million.

Cash Flows from Financing Activities. In the nine months ended September 30, 2017, financing activities provided cash of $9.8 million, including an aggregate of $250.0 million from the issuance of the 2024 Senior Notes, which was primarily used to redeem the 2019 Senior Notes at a cost of $234.9 million. In the nine months ended September 30, 2017, debt issuance costs primarily for the 2024 Senior Notes used cash of $6.1 million, dividend payments used cash of $22.4 million and a scheduled payment in respect of our interest rate derivative used cash of $3.8 million. In the nine months ended September 30, 2017, we also drew $26.5 million on a revolving credit facility to partially finance the acquisition of the Friesau Facility and to build the working capital associated with its ramp up of operations. In the same period of 2016, financing activities used cash of $44.1 million, including $23.1 million to repurchase and cancel $23.0 million of our 2019 Senior Notes, $22.3 million for the payment of dividends and $5.9 million for a scheduled payment in respect of our interest rate derivative, partially offset by $7.7 million of borrowings on our Celgar revolving credit facility.

Balance Sheet Data

The following table is a summary of selected financial information as at the dates indicated:

	September 30,	December 31,
	2017	2016
	(in thousands)
Financial Position
Cash and cash equivalents	$157,217	$136,569
Working capital	$370,289	$308,681
Total assets	$1,385,882	$1,158,708
Long term liabilities	$744,565	$686,410
Total equity	$498,001	$379,128

FORM 10-Q

QUARTERLY REPORT - PAGE 32

As a result of the weakening of the dollar versus the euro and the Canadian dollar as at September 30, 2017, we recorded a non-cash increase in the carrying value of our net assets, consisting primarily of our fixed assets, denominated in euros and Canadian dollars. This non-cash increase of approximately $107.6 million does not affect our net income, Operating EBITDA or cash flows but is reflected in our other comprehensive income and as an increase to our total equity.

Sources and Uses of Funds

Our principal sources of funds are cash flows from operations, cash and cash equivalents on hand and our revolving credit facilities. Our principal uses of funds consist of operating expenses, capital expenditures and semi-annual interest payments on our outstanding 7.75% Senior Notes due 2022 and our 2024 Senior Notes.

The following table sets out our total capital expenditures and interest expense for the periods indicated:

	Nine Months Ended September 30,
	2017	2016
	(in thousands)
Capital expenditures	$42,249	$28,977
Cash paid for interest(1)	$29,311	$26,031
Interest expense(2)	$40,712	$38,718

(1)	Amounts differ from interest expense which includes non-cash items. See supplemental disclosure of cash flow information from our Interim Consolidated Statements of Cash Flows included in this report.
(2)	Interest on our 2022 Senior Notes is paid semi-annually in June and December of each year and interest on our 2024 Senior Notes is paid semi-annually in February and August of each year.

In the nine months ended September 30, 2017, we expended $22.4 million to pay three quarterly dividends of $0.115 per common share.

As at September 30, 2017, our cash and cash equivalents increased to $157.2 million from $136.6 million at the end of 2016.

As at September 30, 2017, we had approximately $164.5 million available under our revolving credit facilities.

As at September 30, 2017, we had no material commitments to acquire assets or operating businesses.

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

FORM 10-Q

QUARTERLY REPORT - PAGE 33

generated from cash flow from operations, cash on hand, borrowing against our assets or the issuance of securities.

Debt Covenants

Certain of our long-term obligations contain various financial tests and covenants customary to these types of arrangements. See our annual report on Form 10-K for the fiscal year ended December 31, 2016.

As at September 30, 2017, we were in full compliance with all of the covenants of our indebtedness.

Off-Balance Sheet Arrangements

At September 30, 2017, we did not have any off-balance sheet arrangements (as defined in Item 303(a)(4)(ii) of Regulation S-K).

Contractual Obligations and Commitments

There were no material changes outside the ordinary course to any of our material contractual obligations during the nine months ended September 30, 2017.

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

As a result of the weakening of the dollar versus the euro and Canadian dollar as at September 30, 2017, we recorded a non-cash increase of $107.6 million in the carrying value of our net assets, consisting primarily of our fixed assets, denominated in euros and Canadian dollars. As a result, our accumulated other comprehensive loss decreased to $76.7 million.

Based upon the exchange rate as at September 30, 2017, the dollar has weakened by approximately 12% and 8% in value against the euro and the Canadian dollar, respectively, since December 31, 2016. See “Quantitative and Qualitative Disclosures about Market Risk”.

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

FORM 10-Q

QUARTERLY REPORT - PAGE 34

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

FORM 10-Q

QUARTERLY REPORT - PAGE 35

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

FORM 10-Q

QUARTERLY REPORT - PAGE 36

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

FORM 10-Q

QUARTERLY REPORT - PAGE 37

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

QUARTERLY REPORT - PAGE 38

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

During the nine months ended September 30, 2017, we recorded $nil on our outstanding interest rate derivative, compared to a derivative loss of approximately $0.3 million in the same period of 2016.

FORM 10-Q

QUARTERLY REPORT - PAGE 39

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

QUARTERLY REPORT - PAGE 40

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

FORM 10-Q

QUARTERLY REPORT - PAGE 41

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

ITEM 2.         UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.         DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.         MINE SAFETY DISCLOSURES

None.

ITEM 5.         OTHER INFORMATION

None.

FORM 10-Q

QUARTERLY REPORT - PAGE 42

ITEM 6.	EXHIBITS

Exhibit No.	Description

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1*	Section 906 Certification of Chief Executive Officer

32.2*	Section 906 Certification of Chief Financial Officer

101	The following financial statements from the Company’s Form 10-Q for the fiscal period ended September 30, 2017, formatted in XBRL: (i) Interim Consolidated Statements of Operations; (ii) Interim Consolidated Statements of Comprehensive Income; (iii) Interim Consolidated Balance Sheets; (iv) Interim Consolidated Statements of Cash Flows; and (v) Notes to Interim Consolidated Financial Statements.

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

Date:  October 26, 2017

FORM 10-Q

QUARTERLY REPORT - PAGE 44