Form 10-K
period 2017-12-31
MERCER INTERNATIONAL INC.
filed 2018-02-16
CIK 1333274

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☒  No  ☐

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐  Yes ☒  No

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).   Yes   ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐  Yes  ☒ No

The aggregate market value of the Registrant’s voting and non-voting common equity held by non-affiliates of the Registrant as of June 30, 2017, the last business day of the Registrant’s most recently completed second fiscal quarter, based on the closing price of the voting stock on the NASDAQ Global Select Market on such date, was approximately $714.2 million.

As of February 14, 2018, the Registrant had 65,017,288 shares of common stock, $1.00 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information that will be contained in the definitive proxy statement for the Registrant’s annual meeting to be held in 2018 is incorporated by reference into Part III of this Form 10-K.

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

INDUSTRY AND MARKET DATA

In this annual report on Form 10-K, we rely on and refer to information and statistics regarding our market share and the markets in which we compete. We have obtained some of this market share information and industry data from internal surveys, market research, publicly available information and industry publications. Such reports generally state that the information contained therein has been obtained from sources believed to be reliable, but the accuracy or completeness of such information is not guaranteed. Although we believe this information is reliable, we have not independently verified, nor can we guarantee, the accuracy or completeness of that information.

Statements in this annual report on Form 10-K concerning the production capacity of our mills are management estimates based primarily on historically achieved levels of production and assumptions regarding maintenance downtime. Statements concerning electrical generating capacity at our mills are also management estimates based primarily on our expected production (which largely determines the amount of electricity we can generate) and assumptions regarding maintenance downtime, in each case within manufacturers’ specifications of capacity.

(1)

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

	Year Ended December 31,
	2017	2016	2015	2014	2013
	($/€)
End of period	1.2022	1.0552	1.0859	1.2101	1.3779
High for period	1.0416	1.0375	1.0524	1.2101	1.2774
Low for period	1.2041	1.1516	1.2015	1.3927	1.3816
Average for period	1.1301	1.1072	1.1096	1.3297	1.3281

	($/C$)
End of period	0.7989	0.7448	0.7226	0.8620	0.9401
High for period	0.7275	0.6853	0.7148	0.8588	0.9348
Low for period	0.8243	0.7972	0.8529	0.9423	1.0164
Average for period	0.7710	0.7558	0.7830	0.9060	0.9712

On February 12, 2018, the most recent weekly publication of the daily Noon Buying Rate before the filing of this annual report on Form 10-K reported that the Noon Buying Rate as of February 9, 2018 for the conversion of dollars to euros and Canadian dollars was $1.2226 per euro and $0.7937 per Canadian dollar.

(2)

PART I

ITEM 1.	BUSINESS

In this document, please note the following:

•

references to “we”, “our”, “us”, the “Company” or “Mercer” mean Mercer International Inc. and its subsidiaries, unless the context clearly suggests otherwise, and references to “Mercer Inc.” mean Mercer International Inc. excluding its subsidiaries;

•	all references to “$” or “dollars” shall mean U.S. dollars, which is our reporting currency, unless otherwise stated; “€” refers to euros; and “C$” refers to Canadian dollars;

•	references to “NBSK” mean northern bleached softwood kraft;

•	references to “ADMTs” mean air-dried metric tonnes;

•	references to “MW” mean megawatts and “MWh” mean megawatt hours;

•	references to “Mfbm” mean thousand board feet of lumber;

•	references to “MMfbm” mean million board feet of lumber;

•	our lumber metrics are converted from cubic meters to Mfbm using a conversion ratio of 1.6 cubic metres of lumber equaling one Mfbm, which is the ratio commonly used in the industry; and

•	references to “net income (loss)” mean net income (loss) attributable to common shareholders.

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

We are one of the world’s largest producers of “market” NBSK pulp, which is pulp that is sold on the open market. Our size provides us increased presence, better industry information in our markets and close customer relationships with many large pulp consumers. We operate two modern and highly efficient mills in Eastern Germany and one mill in Western Canada and have our headquarters in Vancouver, Canada. We are the sole NBSK producer, and the only significant market pulp producer in Germany, which is the largest pulp import market in Europe. We are able to supply the growing pulp demand in China both through our Canadian mill’s ready access to the Port of Vancouver and through our Stendal mill’s existing logistics arrangements. In addition, as a result of the significant investments we have made in co-generation equipment, all of our mills generate and sell a significant amount of surplus “green” energy to regional utilities. We also produce and sell “tall oil”, a by-product of our production process, which is used as both a chemical additive and as a green energy source.

On April 12, 2017, through our wholly owned subsidiary, Mercer Timber Products GmbH, referred to as “MTP”, we acquired substantially all of the assets of one of Germany’s largest sawmills and a bio-mass power plant, referred to as the “Friesau Facility”.

(3)

Since acquiring the Friesau Facility, we have two reportable operating segments, being Pulp and Wood Products.

We have consolidated annual production capacity of approximately 1.5 million ADMTs of NBSK pulp, 550 million board feet of lumber and 318 MW of electricity. Key operating details for each of our mills are as follows:

•

Rosenthal mill. Our Rosenthal mill is a modern, efficient ISO 9001, 14001 and 50001 certified NBSK pulp mill that has an annual production capacity of approximately 360,000 ADMTs and 57 MW of electrical generation. The Rosenthal mill generated and exported 166,093 MWh of electricity in 2017, resulting in approximately $17.1 million in revenues. The Rosenthal mill is located in the town of Blankenstein, Germany, approximately 300 kilometers south of Berlin.

•

Stendal mill. Our Stendal mill is a state-of-the-art, single line, ISO 9001, 14001 and 50001 certified NBSK pulp mill that has an annual production capacity of approximately 660,000 ADMTs and 148 MW of electrical generation. The Stendal mill generated and exported 508,733 MWh of electricity in 2017, resulting in approximately $48.3 million in revenues. The Stendal mill is located near the town of Stendal, Germany, approximately 130 kilometers west of Berlin.

•

Celgar mill. Our Celgar mill is a modern, efficient ISO 9001 and 14001 certified NBSK pulp mill with an annual production capacity of approximately 520,000 ADMTs and 100 MW of electrical generation. The Celgar mill generated and exported 147,294 MWh of electricity in 2017, resulting in approximately $12.4 million in revenues. The Celgar mill is located near the city of Castlegar, British Columbia, Canada, approximately 600 kilometers east of Vancouver.

•

Friesau Facility. Our Friesau Facility is one of Germany’s largest sawmills with an annual production capacity of approximately 550 million board feet of lumber and 13 MW of electrical generation from a modern bio-mass fueled cogeneration power plant built in 2009. From the date of its acquisition in April 2017, the Friesau Facility generated and exported 73,698 MWh of electricity during the period ended December 31, 2017, resulting in approximately $8.9 million in revenues. The Friesau Facility is located approximately 16 kilometers west of our Rosenthal mill and has historically been one of the Rosenthal mill’s largest fiber suppliers.

We currently employ approximately 1,840 people.

Pulp Segment

Our pulp mills are some of the newest and most modern NBSK pulp mills in Europe and North America. We believe the relative age, production capacity and electrical generation capacity of our mills provide us with certain manufacturing cost and other advantages over many of our competitors. We believe our competitors’ older mills do not have the equipment or capacity to produce or sell surplus power or chemicals in a meaningful amount. In addition, since our mills are relatively new, they benefit from lower maintenance capital requirements and higher efficiency relative to many of our competitors’ mills.

(4)

The following table sets out our pulp production and pulp revenues for the periods indicated:

	Year Ended December 31,
	2017	2016	2015
Pulp production (‘000 ADMTs)	1,507.0	1,428.4	1,458.0
Pulp sales (‘000 ADMTs)	1,515.1	1,428.7	1,463.1
Pulp revenues (in thousands)	$979,645	$847,328	$946,237

Our modern pulp mills generate electricity, which is surplus to their operating requirements, providing our mills with a stable revenue source unrelated to pulp prices. Additionally, our German pulp mills generate tall oil from black liquor, which is sold to third parties for use in numerous applications including bio-fuels. Since our energy and chemical production are by-products of our pulp production process, there are minimal incremental costs and our surplus energy and chemical sales are highly profitable. All of our mills generate and sell surplus energy to regional utilities. Our German mills benefit from special tariffs under Germany’s Renewable Energy Sources Act, referred to as the “Renewable Energy Act”, which provides for premium pricing on green energy. Our Celgar mill is party to a fixed electricity purchase agreement with the regional public utility provider for the sale of surplus power through 2020.

The following table sets out the amount of surplus energy we produced and sold and revenues from the sale of such surplus energy and chemicals in our pulp segment for the periods indicated:

	Year Ended December 31,
	2017		2016		2015
	(MWh)	($)	(MWh)	($)	(MWh)	($)
		(thousands)		(thousands)		(thousands)
Surplus electricity	822,120	77,867	785,845	71,539	814,966	74,736
Chemicals		14,203		12,756		12,231

Total		92,070		84,295		86,967

Our strategic pulp mill locations position us well to serve customers in Europe, Asia and North America. We primarily work directly with customers to capitalize on our geographic diversity, coordinate sales and enhance customer relationships. We believe our ability to deliver high-quality pulp on a timely basis and our customer service make us a preferred supplier for many customers.

Wood Products Segment

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

However, due to the successful procurement of wood, the mill’s ramp up proceeded faster than we initially budgeted and began generating positive operating income in the second quarter of 2017. The ramp up of production steadily improved our operating efficiency and costs. In the third quarter of 2017, we

(5)

commenced lumber sales into the U.S. market which accounted for approximately 31% of our lumber sales volumes in the fourth quarter of 2017 while substantially all the rest were to Europe. Depending on market conditions, we intend, over time, to have a diverse geographic mix for our lumber sales, primarily focused on the European, U.S. and Japanese markets.

Our acquisition of the Friesau Facility has allowed us to expand into the German lumber business and further grow our bio-mass energy profile. It has also created operating synergies relating to the sharing of wood and bio-mass fuel resources and the optimization of staffing and services with our Rosenthal mill.

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

For the purposes of this annual report on Form 10-K, we have converted our lumber metrics from cubic meters to Mfbm using a conversion ratio of 1.6 cubic meters of lumber equaling one Mfbm, which is the ratio commonly used in the industry.

The following table sets out our lumber production and revenues from April 12, 2017, being the date we acquired the Friesau Facility, to December 31, 2017:

Lumber production (MMfbm)	281.3
Lumber sales (MMfbm)	213.5
Lumber revenues (in thousands)	$82,176

The Friesau Facility generates electricity for minimal incremental costs, all of which is sold, providing a stable revenue source unrelated to lumber prices. The Friesau Facility’s modern bio-mass fueled cogeneration power plant has an annual production capacity of approximately 13 MW of electricity. The plant sells electricity pursuant to a long-term fixed price green power tariff that runs to 2029. From its acquisition date of April 12, 2017 to December 31, 2017, the Friesau Facility produced and sold 73,698 MWh of surplus energy for revenues of $8.9 million.

(6)

Corporate Structure, History and Development of Business

The following simplified chart sets out our principal operating subsidiaries, their jurisdictions of organization, their principal activities and their annual pulp and lumber production and electrical generation capacity:

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

In September 2004, we completed construction of the Stendal mill at a cost of approximately $1.1 billion, which was financed through a combination of government grants of approximately $332.0 million, low-cost, long-term project debt, which was largely severally guaranteed by governments in Germany, and equity. Subsequent capital investments and efficiency improvements have increased the mill’s annual production capacity and its generation of green energy. We initially had a 63.6% interest in Stendal which increased over time through acquisitions and/or further investments until September 2014, when we acquired all of the economic interest in Stendal.

In February 2005, we acquired the Celgar mill for $210.0 million plus defined working capital. Since its acquisition, we have effected several capital projects and other initiatives at the Celgar mill to increase its annual production capacity and its generation of green energy.

In April 2017, we acquired the Friesau Facility for $61.6 million in cash.

Corporate Strategy

Our corporate strategy is to expand our asset and earnings base through organic growth and acquisitions, primarily in Europe and North America. We pursue organic growth through active management and targeted capital expenditures to generate a high return by improving efficiency, reducing costs and increasing production of pulp, lumber, energy and by-products such as chemicals. We are also leveraging our fiber and process expertise to develop innovative new products based on other derivatives of the kraft pulping process. We seek to acquire interests in companies and assets primarily in the forest

(7)

products business and related wood extractive businesses where we can leverage our experience and expertise in adding value through a focused management approach. Key elements of our strategy include:

•

Focus on Premium Grade Market NBSK Pulp. We produce market NBSK pulp because it is a premium grade kraft pulp and generally obtains the highest price relative to other kraft pulps. Although demand is cyclical, between 2008 and 2017 overall worldwide demand for bleached softwood kraft market pulp grew at an average of approximately 2% per annum. We focus on customers that produce tissue, specialty papers and high-quality printing and writing paper grades. We believe the growth in demand from tissue and specialty paper customers, which utilize a significant proportion of NBSK pulp, has more than offset the secular decline in demand from printing and writing paper customers. This allows us to benefit from our long-term relationships with tissue and specialty paper manufacturers in Europe and participate in higher growth markets in emerging countries such as China where there has been strong growth in tissue demand.

•

Increasing Stable Revenues from Renewable Energy and Chemical Sales and Leveraging our Fiber and Process Expertise to Expand Growth. We focus on enhancing our generation and sales of surplus renewable energy and chemicals and, because there are minimal associated incremental costs, such sales are highly profitable. The acquisition of the Friesau Facility has allowed us to expand into the German lumber market and grow our bio-mass energy profile. Sales of surplus renewable energy and chemicals provide us with a stable income source unrelated to cyclical changes in pulp and lumber prices. Additionally, we seek to capitalize on our fiber and process expertise to expand our commercialization and sales of new products and into new growth areas.

•

Targeted Capital Expenditures to Enhance Production Capacity and Efficiency. We operate three large modern pulp mills and the Friesau Facility which provide us with a platform to be an efficient and competitive producer of high-quality NBSK pulp and lumber without the need for significant sustaining capital. We seek to make targeted capital expenditures to increase production and operational efficiency, reduce costs and increase electricity and chemical sales. Between 2013 and 2017, we invested approximately $160.0 million (including $19.7 million in associated government grants) in growth capital expenditures for capacity expansions, operational efficiencies and renewable energy and chemical production.

•

Achieving Operational Excellence. Operating our pulp mills and the Friesau Facility reliably and at a competitive cost is important for our financial performance. In addition to capital expenditures, we continuously strive to develop maintenance systems and procedures that will improve the throughput of our products by increasing the reliability of our manufacturing processes. We also seek to reduce operating costs by better managing certain operating activities such as fiber procurement, sales, marketing and logistics activities. We believe that our continued focus on operational excellence should allow us to achieve improved profitability and cash flows.

•

Strategic Opportunities. We believe there will be continuing change and consolidation in the forest products business, including pulp and lumber, and related wood harvesting, processing and extractive businesses as industry participants continually seek to lower costs, refocus their product lines and react to ever changing global market conditions. We take an opportunistic approach to potential investments or acquisitions that can grow our business and expand our earnings.

(8)

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

Most paper users of market kraft pulp use a mix of softwood and hardwood grades to optimize production and product qualities. In 2017, market kraft pulp consumption was approximately 55% hardwood bleached kraft and 42% softwood bleached kraft, with the remainder comprised of unbleached pulp. Over the last several years, production of hardwood pulp, based on fast growing plantation fiber primarily from Asia and South America, has increased much more rapidly than that of softwood grades, based on fiber that has longer growth cycles. Hardwood kraft generally has a cost advantage over softwood kraft as a result of lower fiber costs, higher wood yields and, for newer hardwood mills, economies of scale. As a result of this growth in supply and lower costs, kraft pulp customers have substituted some of the pulp content in their products to hardwood pulp.

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

(9)

Markets

We believe that over 135 million ADMTs of chemical pulp are converted annually into tissues, printing and writing papers, carton boards and other specialty grades of paper and paperboard around the world. We also believe that over 40% of this pulp is sold on the open market as market pulp, while the remainder is produced for internal purposes by integrated paper and paperboard manufacturers.

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

Between 2008 and 2017, worldwide demand for chemical market pulp grew at an average rate of approximately 2% annually, with worldwide demand for bleached softwood kraft market pulp having grown at an average of approximately 2% per annum.

The following chart illustrates the global demand for chemical market pulp for the periods indicated:

Estimated Global Chemical Market Pulp Demand

Key macro-economic trends in worldwide NBSK pulp demand over the last several years include:

•

a significant increase in demand from emerging markets, and in particular China, which has more than offset declining and stagnating demand in the mature markets of Europe, North America and Japan; and

•

a significant shift in demand by end use, as demand from tissue and specialty producers has increased markedly and offset the secular decline in demand for printing and writing paper resulting from the rapid growth in digital media.

(10)

In late 2017, demand for NBSK pulp tightened primarily as a result of steady demand and a reduction in China’s imports of recovered or waste paper which resulted from a major policy shift announced by China in the third quarter of 2017 to reduce and phase out imports of solid waste and scraps, including those within recovered or waste paper. In late 2017, China also announced goals to stop imports of unsorted paper, solid waste and scrap imports over the next two years.

Since 2008, demand for chemical softwood market pulp has grown in the emerging markets of Asia, Eastern Europe and Latin America. China in particular has experienced substantial growth and its imports of chemical softwood market pulp grew by approximately 12% per annum between 2008 and 2017. We believe the emerging markets now account for approximately 54% of total world demand for bleached softwood kraft market pulp. China now accounts for approximately 32% of global bleached softwood kraft market pulp demand, compared to only 17% in 2008. Western Europe currently accounts for approximately 24% of global bleached softwood kraft market pulp demand, compared to approximately 34% in 2008. The demand in the mature markets of Europe, North America and Japan in 2017 declined by approximately 1.5 million ADMTs from 2008.

The following chart sets forth industry-wide bleached softwood kraft deliveries to China for the periods indicated:

12 Month Rolling Bleached Softwood Kraft Pulp Deliveries to China

Growth in NBSK pulp demand in China and other emerging markets has, to a large extent, been driven by increased demand from tissue and specialty paper producers, as a result of economic growth and rising income levels and living standards in such markets. These factors generally contribute to a greater demand for personal hygiene products in such regions. In China alone, tissue production capacity has increased by approximately 4.7 million ADMTs over the last five years. Additional tissue capacity increases of 0.5 million ADMTs have been announced for 2018. At this time there can be no assurance as to when and how much of such capacity expansion will be implemented.

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

(11)

The following chart compares NBSK pulp demand by end use in each of 2003 and 2015 (the latest year for which figures are currently available):

NBSK Pulp Demand by End Use

We believe 2017 NBSK demand by end use was generally consistent with the trend in the chart above.

A measure of demand for kraft pulp is the ratio obtained by dividing the worldwide demand of kraft pulp by the worldwide capacity for the production of kraft pulp, or the “demand/capacity ratio”. An increase in this ratio generally occurs when there is an increase in global and regional levels of economic activity. An increase in this ratio also generally indicates greater demand as consumption increases, which often results in rising kraft pulp prices and a reduction of inventories by producers and buyers. As prices continue to rise, producers continue to run at higher operating rates. However, an adverse change in global and regional levels of economic activity generally negatively affects demand for kraft pulp, often leading buyers to reduce their purchases and rely on existing pulp inventories. As a result, producers run at lower operating rates by taking downtime to limit the build-up of their own inventories. The demand/capacity ratio for bleached softwood kraft pulp was approximately 93%, 92% and 92% in 2017, 2016 and 2015, respectively.

Between 2013 and 2017, we believe approximately 0.5 million ADMTs of pulp capacity was idled or shut down through mill closures or curtailments. Further, in efforts to improve environmental and safety standards, China closed “old” mills and removed about 15.6 million ADMTs.

In 2017, chemical pulp capacity increased by approximately 2.3 million ADMTs, consisting of increases of 1.1 million ADMTs and 1.2 million ADMTs of softwood and hardwood kraft pulp, respectively. Further bleached hardwood kraft pulp capacity increases of about 2.0 million ADMTs have been announced for 2018. The increase in bleached hardwood kraft pulp is largely targeted at the growing demand for pulp in developing markets, particularly in China, by producers of tissues, specialty papers and packaging. Although not a direct competitor to NBSK pulp, if such additional bleached hardwood kraft pulp supply is not absorbed by such demand growth, as a result of generally lower prices for bleached hardwood

(12)

kraft pulp, this supply increase could put downward pressure on NBSK pulp prices. However, we believe customers’ ability to further substitute lower priced bleached hardwood kraft pulp for NBSK pulp is limited by the strength characteristic of NBSK pulp which is required by large modern paper machines to run lower basis-weight paper products efficiently.

Producers have publicly announced an additional 1.0 million ADMTs of NBSK pulp capacity to come online in Europe in mid-2018 pursuant to modernization and expansion projects. However, at this time, we cannot predict which of the publicly announced expansion projects will be completed or how much additional NBSK pulp production capacity may come online and when. As pulp prices are highly cyclical, there can be no assurance that NBSK pulp prices will not decline in the future as a result of increases to the supply of kraft pulp.

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

As Northern Europe has historically been the world’s largest market and NBSK pulp is the premium grade, the European market NBSK price is generally used as a benchmark price by the industry. The average European list prices for NBSK pulp since 2008 have fluctuated between a low of approximately $575 per ADMT in 2009 and a high of $1,030 per ADMT in late 2017.

(13)

The following chart sets out the changes in list prices for NBSK pulp in Europe, as stated in dollars, Canadian dollars and euros for the periods indicated:

NBSK Pulp Price History (European Delivery)

The following table sets out list prices for NBSK pulp in the regions indicated at the dates indicated:

	December 31,
	2017	2016	2015
	(in $/ADMT)
Europe	1,030	810	800
China	890	605	595
North America	1,205	990	940

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

(14)

The following chart sets forth changes in FOEX PIX Pulp Index prices for NBSK pulp in Europe and global bleached softwood kraft inventory levels between 2004 and 2017:

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

(15)

Pulp Production

Our pulp production capacity and actual production by mill for the periods indicated is set out below:

	Annual Production Capacity(1)	Year Ended December 31,
		2017	2016	2015
Pulp Production by Mill:		(ADMTs)
Rosenthal	360,000	361,309	353,486	353,099
Celgar	520,000	466,558	426,317	453,215
Stendal	660,000	679,152	648,581	651,659

Total pulp production	1,540,000	1,507,019	1,428,384	1,457,973

(1)	Capacity is the rated capacity of the plants for the year ended December 31, 2017.

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

Generation and Sales of Green Energy and Chemicals at Our Mills

Our pulp mills are large scale bio-refineries that, in addition to pulp, also produce surplus “carbon neutral” or green energy. As part of the pulp production process our mills generate green energy using carbon-neutral bio-fuels such as black liquor and wood waste. Through the incineration of bio-fuels in the recovery and power boilers, our mills produce sufficient steam to cover all of our steam requirements and

(16)

allow us to produce surplus electricity which we sell to third party utilities. As a result, we have benefited from green energy legislation, incentives and commercialization that have developed over the last decade in Europe and Canada. In addition, in recent years we have applied considerable resources to increasing our capacity to produce and sell chemicals, primarily tall oil for use in numerous applications including bio-fuels.

Our Friesau Facility also generates and sells green energy produced from its bio-mass cogeneration power plant.

Our surplus energy and chemical sales provide us with a stable revenue source unrelated to pulp or lumber prices. Since our energy and chemical production are by-products of our production processes, there are minimal incremental costs and our surplus energy and chemical sales are highly profitable. We believe that this revenue source gives our mills a competitive advantage over other older mills which do not have the equipment or capacity to produce and/or sell surplus power and/or chemicals in a meaningful amount.

The following table sets out our electricity generation and surplus electricity sales for the five years ended December 31, 2017:

Electricity Generation and Exports

(17)

The following chart sets forth our consolidated revenues from electricity and chemical sales for the five years ended December 31, 2017:

Energy and Chemical Revenue

German Pulp Mills and Friesau Facility

Our German pulp mills and the Friesau Facility participate in a program established pursuant to the Renewable Energy Act, which requires that public electric utilities give priority to electricity produced from renewable energy sources by independent power producers and pay a fixed tariff for such electricity for a period of 20 years. Such tariff expires December 31, 2019 for our Rosenthal mill, December 31, 2024 for our Stendal mill and in 2029 for the Friesau Facility. Recent amendments to the Renewable Energy Act will extend the initial terms for our pulp mills for a further 10-year period, based upon the price received in the last year prior to renewal regressing at a rate of 8% per annum. Such amendments are subject to compliance with EU state aid rules. While we expect them to be effective, we can provide no assurance of the same.

Since 2005, our German mills have received emission allowances under the European Union Carbon Emissions Trading Scheme, referred to as the “EU ETS”. However, our eligibility for special tariffs under the Renewable Energy Act has reduced the amount of emissions allowances granted to our German mills under the EU ETS.

In 2017, energy sales for our German pulp mills and the Friesau Facility were as follows:

	Year Ended December 31, 2017
		(in thousands)
	(MWh)	($)
Rosenthal	166,093	17,103
Stendal	508,733	48,316
Friesau Facility	73,698	8,872

In 2017, our Rosenthal and Stendal mills generated $2.3 million and $11.2 million, respectively, from the sale of tall oil, a by-product of our production process.

(18)

Celgar Mill

The Celgar mill has an electricity sales agreement with the British Columbia Hydro and Power Authority, referred to as “B.C. Hydro”, for the sale of power generated, pursuant to which the mill agreed to supply a minimum of approximately 238,000 MWh of surplus electrical energy annually to the utility over a ten-year term. The agreement expires in 2020.

In 2017, our Celgar mill sold approximately 147,294 MWh of renewable electricity for proceeds of approximately $12.4 million.

In 2015, we completed a hearing relating to our claim against the Government of Canada under the North American Free Trade Agreement, referred to as “NAFTA”, regarding our investment in Celgar and unfair and discriminatory treatment regarding its ability to purchase and sell energy. See Item 3. “Legal Proceedings”.

Cash Production Costs

Consolidated cash production costs per ADMT for our pulp mills are set out in the following table for the periods indicated:

	Year Ended December 31,
	2017		2016		2015
Cash Production Costs	(per ADMT)	(%)	(per ADMT)	(%)	(per ADMT)	(%)
Fiber	$265	56	$264	60	$286	62
Labor	55	12	52	12	51	11
Chemicals	53	11	51	12	51	11
Energy	20	4	20	5	18	4
Other	78	17	54	11	59	12

Total cash production costs(1)	$471	100	$441	100	$465	100

(1)	Cash production costs per ADMT exclude depreciation and amortization.

Production Costs

Our major costs of pulp production are fiber, labor, chemicals and energy. Fiber, comprised of wood chips and pulp logs, is our most significant operating expense for our pulp segment, representing about 56% of our pulp cash production costs in 2017.

Further, fiber, in the form of sawlogs, represents about 80% of lumber cash production costs.

Given the significance of fiber to our total operating expenses and our limited ability to control its costs compared with our other operating costs, volatility in fiber costs can materially affect our margins and results of operations.

Fiber

Our mills are situated in regions which generally provide a relatively stable supply of fiber. The fiber consumed by our pulp mills consists of wood chips produced by sawmills as a by-product of the sawmilling process and pulp logs. Wood chips are small pieces of wood used to make pulp and are either

(19)

wood residuals from the sawmilling process or pulp logs chipped especially for this purpose. Pulp logs consist of lower quality logs not used in the production of lumber. The Friesau Facility consumes sawlogs and waste wood, which are cyclical in both price and supply.

Generally, the cost of wood chips, pulp logs and sawlogs is primarily affected by the supply and demand for lumber. Additionally, regional factors such as harvesting levels and weather conditions can also have a material effect on the supply, demand and price for fiber.

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

During the past few years, certain customers have endeavored to purchase pulp that is produced using fiber that meets certain recognized wood certification requirements from forest certification agencies like FSC, PEFC and SFI-CSA. If the fiber we purchase does not meet certain wood certifications required by customers, it may make it more difficult or prevent us from selling our pulp to such customers. The chain of custody wood certification process is a voluntary process which allows a company to demonstrate that they use forest resources in accordance with strict principles and standards in the areas of sustainable forest management practices and environmental management. In an effort to procure wood only from sustainably managed sources, we employ an FSC Chain of Custody protocol for controlled wood and PEFC certification, which requires tracking of fiber origins and preparing risk based assessments regarding the region and operator. In the areas where we operate, we are actively engaged in the further development of certification processes. However, there is competition among private certification systems along with efforts by supporters to further these systems by having customers of forest products to require products to be certified to their preferred system. Such wood certification standards continue to evolve and are not consistent from jurisdiction to jurisdiction or how they are interpreted and applied. We currently do not expect certification requirements to have a material adverse impact on our fiber procurement and sales. However, if sufficient marketplace demand requires wood raw materials to be sourced from standards that are inconsistent with those in our fiber supply regions, it could increase our operating costs and available harvest levels.

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

In 2017, our per unit pulp fiber costs in Germany were flat compared to 2016, primarily as a result of a balanced wood market in Germany. In 2016, our per unit fiber costs in Germany were 9% lower than in 2015, primarily as a result of a balanced wood market in Germany. In 2015, our per unit fiber costs in Germany decreased by approximately 17% due to the strength of the dollar and as a result of a generally balanced wood market.

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

(20)

fiber flows also allows us to optimize transportation costs, and the species and fiber mix for both mills. In addition, in 2016, we entered into a joint wood purchasing arrangement with another significant wood consumer in Europe, being the Mondi Group.

In 2017, the Rosenthal mill consumed approximately 1.9 million cubic meters of fiber. Approximately 63% of such consumption was in the form of sawmill wood chips and approximately 37% was in the form of pulp logs. The wood chips for the Rosenthal mill are sourced from approximately 46 sawmills located primarily in the states of Bavaria, Baden-Württemberg and Thüringia and primarily within a 300 kilometer radius of the Rosenthal mill. Within this radius, the Rosenthal mill is the largest consumer of wood chips. Given its location and size, the Rosenthal mill is often the best economic outlet for the sale of wood chips in the area. In 2017, approximately 73% of the fiber consumed by the Rosenthal mill was spruce and the remainder was pine. While fiber costs and supply are subject to cyclical changes largely in the sawmill industry, we expect that we will be able to continue to obtain an adequate supply of fiber on reasonably satisfactory terms for the Rosenthal mill due to its location and our long-term relationships with suppliers. We have not historically experienced any significant fiber supply interruptions at the Rosenthal mill.

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

In 2017, the Stendal mill consumed approximately 3.4 million cubic meters of fiber. Approximately 26% of such fiber was in the form of sawmill wood chips and approximately 74% was in the form of pulp logs. The core wood supply region for the Stendal mill includes most of the Northern and Western part of Germany primarily within an approximate 300 kilometer radius of the mill. We also purchase wood chips from Southwestern and Southern Germany as well as the Baltic Sea region. The fiber consumed by the Stendal mill consisted of approximately 49% pine, 49% spruce and 2% other species in 2017. The Stendal mill has sufficient chipping capacity to fully operate solely using pulp logs, if required. We source pulp logs from private forest holders, municipal forest owners and from state forest agencies in Saxony-Anhalt, Mecklenburg-Western Pomerania, Saxony, Lower Saxony, North Rhine-Westphalia, Hesse, Brandenburg, Schleswig-Holstein, Rhineland Palatinate and the City of Berlin. The volumes are distributed at optimal costs between the mills. In addition, over the last three years, the Stendal mill also imported fiber from Poland and the Baltic Sea region.

The availability of fiber for the Celgar mill is in large part influenced by the strength of the lumber market. Lumber markets are primarily driven by U.S. housing starts and, to a lesser degree, demand from China.

In 2017, our Celgar mill’s per unit fiber costs were flat compared to 2016, due to a balanced wood market in the Celgar mill’s fiber basket. In 2016, our Celgar mill’s per unit fiber costs were 6% lower than in 2015, due to strong sawmilling activity in the Celgar mill’s fiber basket. In 2015, our Celgar mill’s per unit fiber costs were flat compared to 2014, as the strengthening of the dollar largely offset higher prices in local currency terms.

In 2017, the Celgar mill consumed approximately 2.5 million cubic meters of fiber. Approximately 72% of such fiber was in the form of sawmill wood chips and the remaining 28% came from pulp logs processed through its woodroom or chipped by a third party. Celgar’s woodroom is able to process about 40% of the mill’s fiber needs. The source of fiber at the mill is characterized by a mixture of species (pine,

(21)

douglas fir, hemlock, cedar and spruce) and the mill sources fiber from a number of Canadian and U.S. suppliers.

In 2017, the Celgar mill had access to approximately 27 different chip suppliers from Canada and the United States. Chips are purchased in Canada and the United States in accordance with chip purchase agreements. Generally, pricing is reviewed and adjusted periodically to reflect market prices. One of the longer-term contracts is a so-called “evergreen” agreement, where the contract remains in effect until one of the parties elects to terminate after providing the stipulated notice. All other contracts are generally for one year with quarterly adjustments or on three-month terms.

To secure the volume of pulp logs required by its woodroom and field chippers, the Celgar mill has entered into pulp log supply agreements, which can range from three-month to one-year terms, with a number of different suppliers, many of whom are also contract chip suppliers to the mill. All of the pulp log agreements can be terminated by either party for any reason, upon seven days’ written notice. The Celgar mill also purchased two non-renewable licenses at a cost of $1.3 million, which will provide saw logs to sawmills in the area and pulp logs for the Celgar mill to use. The Celgar mill also bids on British Columbia timber sales from time to time. The Celgar mill has also commenced second pass harvesting in certain locales to increase harvesting of pulp logs that have traditionally been left as waste after harvesting operations.

Our Friesau Facility is dependent on the consistent supply of sawlog fiber. Wood fiber is the single largest input cost and accounts for about 80% of its cash costs of producing lumber. Our Friesau Facility is located in an area where there is a significant amount of high quality fiber within economic reach. The wood fiber requirements of the Friesau Facility are met primarily through open market purchases and contract purchases from state forestry agencies and private timberland owners.

Labor

Our labor costs are generally steady, with small overall increases due to inflation in wages and health care costs. Over the last three years, we have been able to largely offset such increases by increasing our efficiencies and production and streamlining operations.

Energy

Our energy is primarily generated from renewable carbon neutral sources, such as black liquor and wood waste. Our mills produce all of our energy requirements and generate excess energy which we sell to third party utilities. In 2017, we generated 1,961,975 MWh and sold 895,818 MWh of surplus energy. See also “– Generation and Sales of Green Energy and Chemicals at our Mills”. We utilize fossil fuels, such as natural gas, primarily in our lime kilns and we use a limited amount for start-up and shut-down operations. Additionally, from time to time, mill process disruptions occur and we consume small quantities of purchased electricity and fossil fuels to maintain operations. As a result, all of our mills are subject to fluctuations in the prices for fossil fuels.

Chemicals

Our pulp mills use certain chemicals which are generally available from several suppliers and sourcing is primarily based upon pricing and location. Our chemical costs have remained stable over the last three years.

In connection with our focus on the growing bio-energy market, we sell tall oil, a by-product of our pulp production process which is used as both a chemical additive and as a green energy source. In 2017, we generated $14.2 million from the sale of tall oil and other chemicals.

(22)

Sales, Marketing and Distribution

Our pulp revenues by geographic area are set out in the following table for the periods indicated:

	Year Ended December 31,
	2017	2016	2015
Revenues by Geographic Area	(in thousands)
Germany	$342,273	$326,898	$344,843
Italy	51,589	53,702	53,919
Other European Union countries(1)	212,849	173,585	210,218
United States	23,572	26,985	15,453
China	292,231	221,773	266,632
Other Asia	46,355	31,897	43,981
Other countries	10,776	12,488	11,191

Total(2)	$979,645	$847,328	$946,237

(1)	Excluding Germany and Italy.
(2)	Excluding intercompany sales.

The following charts illustrate the geographic distribution of our pulp revenues as a percentage of our total pulp revenues for the periods indicated:

2017 Geographically Segmented Pulp Sales	2016 Geographically Segmented Pulp Sales	2015 Geographically Segmented Pulp Sales

*Excluding Germany and Italy.

The distribution of our pulp sales by end use are set out in the following table for the periods indicated:

	Year Ended December 31,
	2017	2016	2015
	(in thousands of ADMTs)
Tissue	587	503	501
Specialty	203	209	227
Printing & Writing	683	663	716
Other	42	54	19

	1,515	1,429	1,463

In 2017, our wood products segment revenues were: (i) 39% from Germany; (ii) 29% from other European Union countries; (iii) 24% from the United States; and (iv) 8% from other countries.

(23)

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

Our lumber sales are handled by our sales team in Germany and Vancouver. We also sell lumber through commissioned agents in certain markets.

Our pulp and lumber sales are on customary industry terms. At December 31, 2017, we had no material payment delinquencies. In 2017, one customer of our pulp segment through several of its operations accounted for 13% of our revenues. In 2016, two customers through several of their operations accounted for 19% and 10%, respectively, of our pulp sales. In 2015, one customer through several of its operations accounted for 16% of our pulp sales. We do not believe our pulp sales are dependent upon the activities of any single customer and the loss of any single customer would not have a material adverse effect on us.

Our sales to tissue and specialty paper product manufacturers were approximately 50% of our pulp sales in 2017, 2016 and 2015. Generally tissue producer customers are not as sensitive to cyclical declines in demand caused by downturns in economic activity. The balance of our sales was to other paper product manufacturers.

Transportation

We transport our NBSK pulp and lumber generally by truck, rail and ocean carriers through third-party carriers. We have a small fleet of trucks in Germany that deliver some of our German mills’ pulp.

Our German pulp mills are currently the only market kraft pulp producers in Germany, which is the largest import market for kraft pulp in Europe. We therefore have a competitive transportation cost advantage compared to Canadian and Northern European pulp producers when shipping to customers in Europe. Due to the location of our German mills, we are able to deliver pulp to many of our customers primarily by truck and rail. Most trucks that deliver goods into Eastern Germany generally do not have significant backhaul opportunities as the region is primarily an importer of goods. We are therefore frequently able to obtain relatively low backhaul freight rates for the delivery of our products to many of our customers.

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

(24)

The Friesau Facility’s lumber is transported to customers by truck, rail and ocean carriers through third-party carriers.

In each of 2017, 2016 and 2015, outbound transportation costs comprised approximately 9%, 8% and 9%, respectively, of our total consolidated cost of sales. Generally, in recent years, our transportation costs have been stable despite growing overseas shipments due to higher shipping capacity and we have also taken initiatives to target sales to the most “freight logical” customers.

Capital Expenditures

We have continued to make capital investments designed to increase pulp, green energy and chemical production, reduce costs and improve efficiency and environmental performance at our pulp mills. The improvements made over the years have increased the competitive position of our pulp segment. Since its acquisition, we have also made capital investments to optimize sawmill production at the Friesau Facility.

Total capital expenditures at our mills (excluding any related governmental grants) are set out in the following table for the periods indicated:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Rosenthal	$18,855	$15,167	$15,690
Stendal	6,293	7,801	18,490
Celgar	29,386	19,558	12,356
Friesau Facility	3,197

Total	$57,731	$42,526	$46,536

Capital investments at the Rosenthal mill in 2017 primarily related to the purchase of additional land for raw material storage and a railcar acceptance system for logs. In 2016, they related to a railcar acceptance system for logs and a lime kiln retrofit and, in 2015, they related to a wastewater reduction project consisting of an evaporation plant upgrade and completion of an automated chip storage project.

Capital investments at the Stendal mill in 2017 included a project to reduce nitrogen in wastewater and smaller projects and in 2016 they related to a wastewater reduction project consisting of an evaporation plant upgrade and a project to reduce chloride levels in the process water and, in 2015, they related primarily to the evaporation plant upgrade.

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

(25)

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

The following table sets out, as at the dates indicated, the effect of government grants on the recorded value of such assets in our Consolidated Balance Sheets:

	As at December 31,
	2017	2016	2015
	(in thousands)
Property, plant and equipment, gross amount less amortization	$1,088,012	$971,462	$1,015,569
Less: government grants less amortization	(243,164)	(233,186)	(253,178)

Property, plant and equipment, net (as shown on the Consolidated Balance Sheet)	$844,848	$738,276	$762,391

The following table sets forth, as at the dates indicated, the gross amount of all government grants we have received and capitalized in our balance sheet, the associated amortization and the resulting net balance we include in our property, plant and equipment:

	As at December 31,
	2017	2016	2015
	(in thousands)
Government grants – gross(1)	$528,721	$467,260	$475,142
Less: Accumulated amortization	(285,557)	(234,074)	(221,964)

Government grants less accumulated amortization	$243,164	$233,186	$253,178

(1)	Grants were received in euros and Canadian dollars and amounts change when translated into dollars as a result of changes in currency exchange rates.

Qualifying capital investments at industrial facilities in Germany that reduce effluent discharges offset wastewater fees that would otherwise be required to be paid. For more information about our environmental capital expenditures, see “– Environmental”.

In 2017, capital investments at the Celgar mill included a pre-bleach press system upgrade and large maintenance projects. In 2016, they included new wood harvesting equipment, a logistics and reload center and other maintenance projects and, in 2015, they included the logistics and reload center and other maintenance projects.

Capital investments at the Friesau Facility in 2017 primarily related to a saw line improvement project.

In 2018, excluding amounts being financed through government grants, we expect our total capital expenditures to be approximately $85 million to $95 million.

(26)

In our pulp segment, planned capital expenditures in 2018 are principally comprised of approximately:

•	$18 million at the Rosenthal mill for new chip screens to improve the consistency of chips for the mill’s digester, bleach plant improvements and other projects;

•	$20 million at the Celgar mill for:

•	upgrades to the chip infeed system and screens in the digester to increase its run rate by improving the cleaning and liquor removal process and chemical recovery rate; and

•	strategic work focusing on the stock preparation area, including its tanks and filters, and other projects; and

•	$19 million at the Stendal mill for a project to reduce nitrogen in wastewater, the replacement of mobile equipment, maintenance activities and other projects.

In our wood products segment, we currently expect capital expenditures in 2018 at our Friesau Facility, principally comprised of approximately:

•	$23 million for the installation of a new planer line which, in addition to the new planer, will add:

•	a new high accuracy automated grader, eliminating the need for manual grading;

•	new sorting capacity which, along with the automated grader, will facilitate improved grade sorting; and

•	a new packaging line, which will allow expansion into new markets; and

•	$16 million to optimize one of the two primary breakdown lines to allow more log positioning options and effect improvements in log yields and increase speed and other projects.

In addition, in 2018, our Stendal mill plans to enter into capital leases aggregating approximately $30 million for customized railcars.

Innovation

We are well positioned to capitalize on our expertise with fiber and its processing to expand our product mix and into new markets. Accordingly, we have a number of initiatives focused on developing innovative new products that are based on derivatives of the kraft pulping process and wood processing. Currently these processes are focused on:

•	the further refinement of materials contained in black liquor, the extractive chemical and lignin containing compounds that are a result of the kraft pulping process;

•	the further refinement of cellulose materials that are currently the basis of NBSK pulp; and

•	higher use products that may be derived from wood processing.

We are working on some of these initiatives on our own and some with industry associations and others with joint venture partners. Currently, one of the better-developed of these projects is a cellulose derivative generally referred to in the industry as “cellulose filaments”. Cellulose filaments are the result of

(27)

a new process that unbinds the individual filaments that make up a cellulose fiber. In northern softwoods, there are approximately 1,000 filaments making up a single fiber. The filaments resulting from this patented process are long, ribbon-like structures that have unique strength characteristics similar to other chemical derivatives, such as aramids. We believe that this material may have commercial potential in many applications, including strength enhancers, solution stabilizers and specialty solutions for numerous other products and applications.

Through an industry association, we are developing a proven manufacturing process able to supply commercial quantities of cellulose filaments. We, along with other member companies, including certain other NBSK producers, have license rights to further develop and market existing intellectual property registered under patent to our industry association. Through joint development arrangements with potential end customers, we have been developing numerous applications and end uses for cellulose filaments. While there remains much work to be done, we continue to be encouraged with the results to date and intend to continue to expend resources to develop this technology, both individually and in joint development arrangements with third parties. We currently estimate expenditures totaling approximately $1.0 million in 2018.

We are also researching potential higher use products that may be derived from processing different species of trees.

Such research and development of various end use applications are at different levels of development with one such application being tested at pre-commercial stages. However, there has been no commercialization of any products to date. We currently estimate it may take about two years before we can determine if the first product applications in the development pipeline can be commercialized. However, there can be no assurance that such research and development will ever result in commercialization or the production or sales of any products by us at a profit or at all.

Environmental

Our operations are subject to a wide range of environmental laws and regulations, dealing primarily with:

•	air, water and land;

•	solid and hazardous waste management;

•	waste disposal;

•	remediation; and

•	chemical usage.

We devote significant management and financial resources to comply with all applicable environmental laws and regulations. In particular, the operation of our plants is subject to permits, authorizations and approvals and we have to comply with prescribed emission limits. Compliance with these requirements is monitored by local authorities and non-compliance may result in administrative orders, fines or closures of the non-compliant mill. Our total capital expenditures on environmental projects at our mills were approximately $4.6 million in 2017, approximately $2.9 million in 2016 and approximately $19.4 million in 2015. In 2018, capital expenditures for environmental projects, principally comprised of projects to reduce wastewater fees and upgrade the effluent system at our German pulp mills, are expected to be approximately $19.8 million.

Environmental compliance is a priority for our operations. To ensure compliance with environmental laws and regulations, we regularly monitor emissions at our mills and periodically perform

(28)

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

Climate Change

Over the past several years, changing weather patterns and climatic conditions due to natural and man-made causes have added to the unpredictability and frequency of natural disasters, such as hurricanes, earthquakes, hail storms, wildfires and wind, snow and ice storms. Such changes and resulting conditions can adversely affect our operations, including variations in the cost and availability of raw materials, such as fiber, unplanned downtime and operating rates. As there are differing scientific studies relating to the severity, extent and speed at which climate change is occurring, we cannot identify and predict all of the consequences of climate change on our business and operations.

The effects and perceived effects of climate change and social and governmental responses have created both opportunities and negative consequences for our business.

The focus on climate change has generated a substantial increase in demand and in legislative requirements for “carbon neutral” or green energy. Pulp mills consume wood residuals, being wood chips and pulp logs, as the base raw material for their production process. Wood chips are residuals left over from lumber production and pulp logs are generally lower quality logs left over from logging that are unsuitable for the production of lumber. Sawmills consume sawlogs and residuals like wood chips that are generally sold to other industrial consumers like pulp and pellet producers.

As part of their production process, our pulp mills take wood residuals and process them through a digester where cellulose is separated from the wood to be used in pulp production and the remaining residuals, called “black liquor”, are used for green energy production. As a result of their use of wood residuals and because our mills generate combined heat and power in a process known as cogeneration, they are efficient producers of energy. Our Friesau Facility utilizes residual bark and shavings from consumed logs to produce energy. This energy is carbon neutral and produced from a renewable source. Our relatively modern mills generate a substantial amount of energy that is surplus to their operational requirements.

(29)

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

In Germany, the price and supply of wood residuals have been affected by an increasing demand from alternative or renewable energy producers and governmental initiatives for carbon neutral energy. Declining energy prices, weaker economies or warm winters temper the demand for wood chips resulting from initiatives by European governments to promote the use of wood as a carbon neutral energy. Over the long term, this non-traditional demand for fiber is expected to remain strong in Europe. Additionally, the growing interest and focus in British Columbia for renewable green energy has created additional competition for such fiber. Such additional demand for wood residuals may increase the competition and prices for wood residuals over time.

In response to climate change risks, there have been governmental initiatives and legislation on the international, national, state and local levels. Such governmental action or legislation can have an important effect on the demand and prices for fiber. As governments pursue green energy initiatives, they risk creating incentives and demand for wood residuals from renewable energy producers that “cannibalizes” or adversely affects traditional users, such as lumber and pulp and paper producers. We are continually engaged in dialogue with governments to educate and try to ensure potential initiatives recognize the traditional and continuing role of our mills in the overall usage of forestry resources and the economies of local communities.

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

(30)

•	the loss of northern softwood forests in areas in sufficient proximity to our mills to competitively acquire fiber; and

•	lower harvest levels decreasing the supply of harvestable timber and, as a consequence, wood residuals.

Human Resources

We currently employ approximately 1,840 people. We have approximately 1,390 employees working in our German operations, including our wood procurement, transportation and sales subsidiaries. In Canada, we have approximately 450 employees, of which approximately 25 are employed at our Vancouver, British Columbia, office.

Rosenthal employs approximately 380 people, the majority of whom are bound by a collective agreement. In the third quarter of 2017, we entered into a new collective agreement with employees at our Rosenthal mill which expires in February 2019 and provides for a 2.4% annual wage increase on July 1, 2017 and a further 1.2% increase on August 1, 2018.

Stendal employs approximately 475 people, the majority of which are bound by a collective agreement. In 2011, Stendal entered into a seven-year collective agreement expiring in 2018. In 2017, Stendal restructured its wood procurement and logistics activities to a new subsidiary, Mercer Holz GmbH, referred to as “Mercer Holz”, which employs approximately 170 people and is not party to a collective agreement.

Celgar employs approximately 430 people, the majority of which are bound by a collective agreement. In October 2017, Celgar entered into a new four-year collective agreement with its hourly workers which expires in April 2021. The agreement provided for annual wage increases of 2.0% in each of 2017, 2018, 2019 and 2020.

The Friesau Facility employs approximately 360 people, the majority of which are bound by a collective agreement which, with a notice period, became cancellable by either party at the end of 2017. It is continuing to operate under the collective agreement and, while we currently expect the Friesau Facility to renew its collective agreement or enter into a new agreement, there can be no assurance that we will be able to renew or enter into a new agreement on satisfactory terms.

We consider the relationships with our employees to be good. Although no assurances can be provided, we have not had any significant work stoppages at any of our operations and we would therefore expect to enter into new labor agreements with our workers when the current labor agreements expire without any significant work stoppages.

Our directors and senior managers have extensive experience in the pulp, lumber and forestry industries, along with experienced managers at all of our mills. Our management has a proven track record of implementing new initiatives and capital projects in order to reduce costs throughout our operations as well as identifying and harnessing new revenue opportunities.

Wood Products Industry

General

With approximately 3.7 billion cubic meters, Germany has the largest timber reserves in Europe. The principal trees are spruce, pine, beech and oak. Approximately 70 to 80 million cubic meters are harvested annually. Many of the German forest areas have been certified according to PEFC or FSC standards. Modern solid wood products include sawn and planed lumber which are used in different areas.

(31)

Demand for softwood lumber is cyclical and influenced by transportation costs, exchange rates, government tariffs and competitiveness of substitute products, as well as factors that affect consumer confidence and drive demand for residential construction, such as interest rates, disposable income, unemployment rates, perceived job security and other indicators of general economic conditions. Demand can vary from region to region within a country and seasonal factors that determine optimal building conditions can also affect demand.

Lumber Products and Markets

Our Friesau Facility’s sawmill, which was built in 1992 and has two high-volume Linck sawlines, has the ability to produce both rough and planed products. The sawmill principally manufactures finished saw wood lumber milled from spruce and pine, including European metric and specialty lumber, U.S. dimensional lumber and J-grade lumber, in various sizes and grades.

The process for manufacturing lumber results in a significant percentage of each sawlog ending up as by-products or residuals such as wood chips, trim blocks, sawdust shavings and bark. By-products are typically sold to a wide variety of customers. In addition, we utilize a significant portion of the chips from the Friesau Facility at our Rosenthal pulp mill.

The main markets for our lumber products are in Europe, the United States and the Far East.

Our Friesau Facility fosters a diverse customer base in each of its key markets. Customers include national and regional distributors, large construction firms, secondary manufacturers, retail yards and home centers.

Competition

The markets for our lumber products are highly competitive on a global basis and producers compete generally on price, quality and service. Factors influencing our competitive position include, among others, the availability, quality and cost of raw materials, including fiber, energy and labor and the efficiency and productivity of the Friesau mill in relation to its competitors. The Friesau Facility competes in international markets subject to currency fluctuations and global business conditions.

Our Friesau Facility competes against many producers, a number of whom own and operate more mills than we do and some of our competitors have greater financial resources or lower production costs than us.

Description of Certain Indebtedness

The following summarizes certain material provisions of our senior notes and revolving working capital facilities. The summaries are not complete and are qualified by reference to the applicable documents and the applicable amendments to such documents on file with the SEC and incorporated by reference herein.

Senior Notes

We currently have outstanding the following issues of senior notes, collectively referred to as the “Senior Notes”:

•	$100.0 million in aggregate principal amount of 7.750% senior notes due 2022, referred to as the “2022 Senior Notes”;

(32)

•	$250.0 million in aggregate principal amount of 6.500% senior notes due 2024, referred to as the “2024 Senior Notes”; and

•	$300.0 million in aggregate principal amount of 5.500% senior notes due 2026, referred to as the “2026 Senior Notes”.

The 2026 Senior Notes were issued in December 2017 and the net proceeds, along with cash on hand, were used on January 5, 2018 to redeem $300.0 million of 2022 Senior Notes at a redemption price of $1,058.13 per $1,000 of principal amount redeemed plus accrued and unpaid interest.

The 2022 Senior Notes mature on December 1, 2022 and interest is payable semi-annually in arrears on each June 1 and December 1. Interest is payable to holders of record of the 2022 Senior Notes on the immediately preceding May 15 and November 15 and is computed on the basis of a 360-day year consisting of twelve 30-day months. Commencing December 1, 2017, the 2022 Senior Notes became redeemable at our option at a price equal to 105.813% of the principal amount redeemed and declining ratably on December 1 of each year thereafter to 100.000% on or after December 1, 2020.

The 2024 Senior Notes mature on February 1, 2024 and interest on the 2024 Senior Notes is payable semi-annually in arrears on each February 1 and August 1. Interest is payable to holders of record of the 2024 Senior Notes on the immediately preceding January 15 and July 15 and is computed on the basis of a 360-day year consisting of twelve 30-day months. Commencing February 1, 2020, the 2024 Senior Notes will become redeemable at our option at a price equal to 103.250% of the principal amount redeemed and declining ratably on February 1 of each year thereafter to 100.000% on or after February 1, 2022.

The 2026 Senior Notes mature on January 15, 2026 and interest on the 2026 Senior Notes is payable semi-annually in arrears on each January 15 and July 15. Commencing July 15, 2018, interest is payable to holders of record of the 2026 Senior Notes on the immediately preceding January 1 and July 1 and is computed on the basis of a 360-day year consisting of twelve 30-day months. Commencing January 15, 2021, the 2026 Senior Notes will become redeemable at our option at a price equal to 102.750% of the principal amount redeemed and declining ratably on January 15 of each year thereafter to 100.000% on or after January 15, 2023.

The indentures governing the Senior Notes contain covenants limiting, among other things, our ability and the ability of our restricted subsidiaries to: incur additional indebtedness or issue preferred stock; pay dividends or make other distributions to our shareholders; purchase or redeem capital stock or subordinated indebtedness; make investments; create liens; incur restrictions on the ability of our restricted subsidiaries to pay dividends or make other payments to us; sell assets; consolidate or merge with or into other companies or transfer all or substantially all of our assets; and engage in transactions with affiliates. As of December 31, 2017, all of our subsidiaries were restricted subsidiaries.

The Senior Notes are unsecured and are not guaranteed by any of our operating subsidiaries, all of which are located outside the United States. Our obligations under the Senior Notes rank: effectively junior in right of payment to all of our existing and future secured indebtedness, to the extent of the assets securing such indebtedness, and all indebtedness and liabilities of our subsidiaries; equal in right of payment with all of our existing and future unsecured senior indebtedness; and senior in right of payment to any of our future subordinated indebtedness.

(33)

Stendal Revolving Credit Facility

Our Stendal mill has a €75.0 million revolving credit facility, referred to as the “Stendal Revolving Credit Facility”, with a syndicate of four banks as original lenders. The principal terms of the Stendal Revolving Credit Facility include:

•	The total availability under the facility is €75.0 million.

•	The facility matures on October 31, 2019.

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

As at December 31, 2017, the total amount of funds available under the Stendal Revolving Credit Facility was €75.0 million.

Rosenthal Credit Facilities

In connection with the acquisition of the Friesau Facility in April 2017, we replaced Rosenthal’s prior €25.0 million revolving credit facility with a joint revolving facility for our Rosenthal mill and the Friesau Facility, referred to as the “Rosenthal Joint Revolving Facility”, in the principal amount of €70.0 million. The principal terms of the Rosenthal Joint Revolving Facility include:

•	The total availability under the facility is €70.0 million.

(34)

•	The facility matures in April 2022.

•	The Rosenthal mill has full access to the whole available amount under the facility and MTP has access to a maximum of €45.0 million.

•	Borrowings under the facility are collateralized by the borrowers’ inventory and accounts receivable and bear interest at Euribor plus 2.95%.

•

The facility is secured by a first ranking registered security interest on the inventories and receivables of the borrower. All shareholder loans made by Mercer Inc. to the borrower are subordinated to the indebtedness under the facility.

•

The facility contains financial maintenance covenants which are tested semi-annually on June 30 and December 31, which require: (i) Rosenthal to maintain until June 30, 2018 a leverage ratio of “net debt” (excluding shareholder loans) to EBITDA of not greater than 3.00:1.00; (ii) a current ratio (current assets to current liabilities) of at least 1.10:1.00; and (iii) thereafter the borrowers to maintain a net debt to EBITDA of not greater than 3:50:1.00 and the same current ratio.

•

The facility contains other customary restrictive covenants which, among other things, govern the ability of the Borrowers to incur liens, sell assets, incur indebtedness, make investments, enter into joint ventures, change its business and issue, repurchase or redeem shares. The facility also contains customary events of default.

As at December 31, 2017, approximately €21.0 million ($25.2 million) of this facility was drawn and approximately €9.0 million ($10.8 million) of this facility was supporting bank guarantees leaving approximately €40.0 million ($47.9 million) available.

Our Rosenthal mill also has a €5.0 million revolving credit facility which bears interest at the rate of the three-month Euribor plus 2.5%. Borrowings under this agreement are secured by certain land at the Rosenthal mill. The facility matures in December 2018. As at December 31, 2017, €3.1 million ($3.7 million) was supporting bank guarantees and €1.9 million ($2.3 million) was available under this facility.

Celgar Working Capital Facility

Our Celgar mill has a C$40.0 million revolving credit facility with a Canadian bank, referred to as the “Celgar Working Capital Facility”. The principal terms of the facility include:

•	The total availability under the facility is C$40.0 million.

•	The facility matures in May 2019.

•

The facility is available by way of: (i) Canadian and U.S. denominated advances, which bear interest at a designated prime rate per annum; (ii) banker’s acceptance equivalent loans, which bear interest at the applicable Canadian dollar banker’s acceptance plus 1.50% per annum; and (iii) dollar LIBOR advances, which bear interest at LIBOR plus 1.50% per annum.

•

The facility includes a C$3.0 million sub-limit for letters of credit. Celgar is required to pay 0.25% per annum on unused availability under the facility and 1.25% per annum on issued but undrawn letters of credit.

(35)

•	The availability of the facility is subject to a borrowing base limit that is based on the Celgar mill’s eligible receivable and inventory levels from time to time.

•	The Celgar Working Capital Facility is secured by, among other things, a first priority charge on the inventories and receivables of Celgar.

•

The facility includes a springing financial covenant, which is measured when excess availability under the facility is less than C$5.0 million and which requires Celgar to comply with a 1.10:1.00 fixed charge coverage ratio.

•

The facility also contains restrictive covenants which, among other things, restrict the ability of Celgar to declare and pay dividends, incur indebtedness, incur liens and make payments on subordinated debt. The facility contains customary events of default.

As at December 31, 2017, the total amount of funds available under the Celgar Working Capital Facility was C$38.3 million ($30.5 million).

Mercer Holz

In 2018, our subsidiary, Mercer Holz, entered into a new €25.0 million revolving borrowing base credit facility agreement with a German bank, referred to as the “Holz Facility”. The principal terms of the Holz Facility include:

•	The total availability under the Facility is €25.0 million.

•	The facility matures in February 2020 and, with the consent of the lender, may be extended for a further one-year period.

•

The facility is available through: (i) cash advances in a minimum amount of €1.0 million; and (ii) letters of credit/bank guarantees in the maximum amount of the issuing bank’s available commitment under the facility, each of which bear interest at 3.3% per annum plus EURIBOR.

•

The availability of the facility is subject to a borrowing base limit that is based on the cash collateral, eligible receivables and eligible inventory levels of Mercer Holz from time to time, less eligible payables.

•	The facility is secured by, among other things, a first ranking security on the receivables of Mercer Holz and a pledge of its inventories.

•

The facility also contains restrictive covenants which, among other things, restrict the ability of Mercer Holz to declare and pay dividends, incur indebtedness, incur liens and make payments on subordinated debt. The facility contains customary events of default.

Internet Availability and Additional Information

We make available free of charge, on or through our website at www.mercerint.com, annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and all amendments to these reports, as soon as reasonably practicable after we file these materials with, or furnish these materials to, the SEC. The public may read and copy any material we file with the SEC at the SEC’s Public Reference

(36)

Room at 100 F Street, NE, Washington, DC 20549. The public may also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site at www.sec.gov that also contains our current and periodic reports, including our proxy and information statements.

All websites referred to herein are inactive textual references only, meaning that the information contained on such websites is not incorporated by reference herein and you should not consider information contained on such websites as part of this document unless expressly specified.

(37)

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

•	our business is highly cyclical in nature;

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

•	our business is subject to risks associated with climate change and social and government responses thereto;

•	our operations require substantial capital and we may be unable to maintain adequate capital resources to provide for such capital requirements;

•	our acquisition of the Friesau Facility and other future acquisitions may result in additional risks and uncertainties in our business;

•	fluctuations in prices and demand for lumber could adversely affect our business;

•	adverse housing market conditions may increase the credit risk from customers of our Friesau Facility;

•	our Friesau Facility’s lumber products are vulnerable to declines in demand due to competing technologies or materials;

•

changes in credit ratings issued by nationally recognized statistical rating organizations could adversely affect our cost of financing and have an adverse effect on the market price of our securities;

•	we rely on government grants and participate in German statutory energy programs;

•	we are subject to risks related to our employees;

•	we are dependent on key personnel;

(38)

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

(39)

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

Producers have announced projects to increase hardwood kraft pulp capacity by an aggregate of about 2.0 million ADMTs in 2018. This increase in bleached hardwood kraft pulp is largely targeted at the growing demand for pulp in developing markets, particularly in China, by producers of tissues, specialty papers and packaging. If such additional bleached hardwood kraft pulp supply is not absorbed by such demand growth, as a result of generally lower prices for bleached hardwood kraft pulp, this supply increase could put downward pressure on NBSK pulp prices.

Producers have also publicly announced an additional 1.0 million ADMTs of NBSK pulp capacity to come online in Europe in mid-2018. At this time, we cannot predict how much of the publicly announced capacity will come on line and when. If such new capacity, particularly for NBSK pulp, is not absorbed in the market or offset by curtailments or closures of older, high-cost NBSK pulp mills, the increase could put downward pressure on NBSK pulp prices and materially adversely affect our results of operations, margin, and profitability.

Demand for each of pulp and lumber has historically been determined primarily by general global macro-economic conditions and has been closely tied to overall business activity. NBSK pulp prices have been and are likely to continue to be volatile and can fluctuate widely over time. Between 2008 and 2017, European list prices for NBSK pulp have fluctuated between a low of approximately $575 per ADMT in 2009 to a high of $1,030 per ADMT in late 2017.

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

A producer’s actual sales price realizations are list prices net of customer discounts, rebates and other selling concessions. Over the last three years, these have increased for pulp sales as pulp producers compete for customers and sales. Our pulp sales price realizations may also be affected by NBSK price movements between the order and shipment dates.

Accordingly, prices for pulp and lumber are driven by many factors outside our control, and we have little influence over the timing and extent of price changes, which are often volatile. Because market

(40)

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

As demand for our products has principally historically been determined by general global macro-economic activities, demand and prices for our products have historically decreased substantially during economic slowdowns. A significant economic downturn may affect our sales and profitability. Further, our suppliers and customers may also be adversely affected by an economic downturn. Additionally, restricted credit and capital availability restrains our customers’ ability or willingness to purchase our products resulting in lower revenues. Depending on their severity and duration, the effects and consequences of a global economic downturn could have a material adverse effect on our liquidity and capital resources, including our ability to raise capital, if needed, and otherwise negatively impact our business and financial results.

Our level of indebtedness could negatively impact our financial condition, results of operations and liquidity.

As of December 31, 2017, as adjusted for the redemption, on January 5, 2018, of $300.0 million of 2022 Senior Notes, we have approximately $663.0 million of indebtedness outstanding. We may also incur additional indebtedness in the future. Our high debt levels may have important consequences for us, including, but not limited to the following:

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

(41)

The indentures that govern our Senior Notes and our bank credit facilities contain restrictive covenants which impose operating and other restrictions on us and our subsidiaries. These restrictions will affect, and in many respects will limit or prohibit, our ability to, among other things, incur or guarantee additional indebtedness, pay dividends or make distributions on capital stock or redeem or repurchase capital stock, make investments or acquisitions, create liens and enter into mergers, consolidations or transactions with affiliates. The terms of our indebtedness also restrict our ability to sell certain assets, apply the proceeds of such sales and reinvest in our business.

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

Our main raw material is fiber in the form of wood chips, pulp logs and sawlogs. Fiber represented approximately 56% of our pulp cash production costs and approximately 80% of our lumber cash production costs in 2017. Fiber is a commodity and both prices and supply are cyclical. Fiber pricing is subject to regional market influences and our costs of fiber may increase in a region as a result of local market shifts. The cost of wood chips, pulp logs and sawlogs is primarily affected by the supply and demand for lumber. Demand for these raw materials is generally determined by the volume of pulp and paper products and wood products produced globally and regionally. Governmental regulations related to the environment, forest stewardship and green or renewable energy can also affect the supply of fiber. In Germany, governmental initiatives to increase the supply of renewable energy have led to more renewable energy projects in Europe, including Germany. Demand for wood residuals from such energy producers, combined with lower harvesting rates, has generally put upward pressure on prices for wood residuals, such as wood chips, in Germany and its neighboring countries. This has resulted in higher fiber costs for our German pulp mills and such trend could continue to put further upward pressure on wood chip prices. Wood chip supply in Germany was stable during the last three years due to stable sawmill production and lower demand from pellet producers and board manufacturers; however, there is no assurance that wood chip supply will continue to be stable or that supply will not be reduced or that fiber costs will not increase in the future.

Similarly, North American sawmill activity declined significantly during the recession, reducing the supply of chips and availability of pulp logs to our Celgar mill. Additionally, North American energy producers are exploring the viability of renewable energy initiatives and governmental initiatives in this field are increasing, all of which could lead to higher demand for sawmill residual fiber, including chips. A recovery in U.S. housing starts, which commenced in the latter part of 2012 and has continued through 2017, resulted in increased sawmill activity. This increased the supply of wood chips for the Celgar mill and reduced its need for pulp logs, which are generally a higher cost for the mill than wood chips. Sawmill activity was stable in Canada during 2016 and 2017; however, there is no assurance that sawmill activity will continue to remain stable or that fiber prices will not increase in the future.

(42)

The 2006 Softwood Lumber Agreement, which governed softwood lumber exports from Canada to the United States, expired in 2015, and a one-year post-expiration period during which the United States agreed not to impose trade sanctions expired in October 2016. In November 2016, a petition was filed by a coalition of U.S. lumber producers to the U.S. Department of Commerce and the U.S. International Trade Commission requesting an investigation into alleged subsidies provided to Canadian lumber producers. In December 2017, the U.S. International Trade Commission published its final injury determination. In late 2017, the U.S. Department of Commerce announced its final countervailing and anti-dumping duty rates, which set out a countervailing duty of 14.19% and an anti-dumping rate of 6.04% for “all other” Canadian lumber producers. The U.S. Department of Commerce also concluded that critical circumstances did not exist for countervailing duties, but did exist for anti-dumping duties. The Canadian forest products industry and Canadian Federal and Provincial governments have denied the U.S. Department of Commerce’s allegations. Canada has announced an appeal of the duties to the NAFTA appeal panel and the World Trade Organization. It is uncertain when or if the United States and Canada may settle a new agreement and what terms or restrictions it may contain. Any duties or other restrictions imposed on Canadian softwood lumber exports by the United States could negatively impact Canadian sawmill production in our Celgar mill’s supply area and result in reduced availability and increased costs for wood chips for the mill. While we believe this may be partially offset by increased wood chip supply from U.S. sawmills and pulp log availability, we cannot currently predict the overall effect on our Celgar mill’s overall fiber costs.

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

The cyclical nature of pricing for fiber represents a potential risk to our profit margins if pulp and lumber producers are unable to pass along price increases to their customers or we cannot offset such costs through higher prices for our surplus energy.

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

We sell our pulp and lumber globally, with a large percentage sold in Europe, Asia and North America. The markets for pulp and lumber are highly competitive. A number of other global companies

(43)

compete in each of these markets and no company holds a dominant position. Our pulp and lumber are considered commodities because many companies produce similar and largely standardized products. As a result, the primary basis for competition in our markets has been price. Many of our competitors have greater resources and lower leverage than we do and may be able to adapt more quickly to industry or market changes or devote greater resources to the sale of products than we can. There can be no assurance that we will continue to be competitive in the future. Prices for our products are affected by many factors outside of our control and we have no influence over the timing and extent of price changes, which are often volatile. Our ability to maintain satisfactory margins depends, in large part, on managing our costs, particularly raw material and energy costs which represent significant components of our operating costs and can fluctuate based upon factors beyond our control.

Global pulp and lumber markets have historically been characterized by considerable swings in prices which have and will result in variability in our earnings.

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

Further, while a strengthening dollar generally lowers our costs and expenses, it increases the cost of NBSK pulp to our customers and generally puts downward pressure on pulp prices and reduces our European lumber, energy and chemical sales revenues as they are sold in euros and Canadian dollars.

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

Certain intercompany dollar advances between Mercer Inc. and its foreign subsidiaries are held in euros and Canadian dollars and certain foreign subsidiaries hold some cash and other balances in dollars. When such advances and cash and other balances are translated by these subsidiaries into the applicable local currency at the end of each reporting period, the gains or losses thereon are reflected in net earnings.

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

(44)

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

Our operations and those of our suppliers are subject to climate change variations which can impact the productivity of forests, the abundance of species, harvest levels and lumber. Further, over the last few years, changing weather patterns and climate conditions due to natural and man-made causes have added to the frequency and unpredictability of natural disasters like earthquakes, storms, wildfires and wind, snow

(45)

and ice storms. One or a combination of these factors could adversely affect our fiber supply which is our largest cash production cost. There are differing scientific studies and opinions relating to the severity, extent and speed at which climate change is or may be occurring around the world. As a result, we are currently unable to identify and predict all of the specific consequences of climate change on our business and operations.

Further, governmental initiatives in response to climate change also have an impact on operations. There continue to be numerous international, country-level and regional initiatives to address global and country specific climate issues.

In Germany, government and social focus on and demand for “carbon neutral” or green energy has created greater demand and competition for the wood residuals or fiber that is consumed by our pulp mills as part of their production processes. This has helped drive up the cost of fiber for German mills. In addition, further or new governmental initiatives or legislation may also increase both the demand and prices for wood residuals. As governments pursue green energy initiatives, they may implement financial, tax, pricing or other legislated incentives for renewable energy producers that “cannibalize” or materially adversely affect fiber supplies for existing traditional users, such as lumber and pulp and paper producers.

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

(46)

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

Our acquisition of the Friesau Facility and other future acquisitions may result in additional risks and uncertainties in our business.

In order to grow our business, we may seek to acquire additional assets or companies, including our recently completed acquisition of the Friesau Facility. Our ability to pursue selective and accretive acquisitions will be dependent on management’s ability to identify, acquire and develop suitable acquisition targets in both new and existing markets. In pursuing acquisition and investment opportunities, we face competition from other companies having similar growth strategies, many of which may have substantially greater resources than us. Competition for these acquisitions or investment targets could result in increased acquisition or investment prices, higher risks and a diminished pool of businesses or assets available for acquisition.

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

Furthermore, our recently completed acquisition of the Friesau Facility and other future acquisitions could entail a number of risks, including:

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

The financial performance of the Friesau Facility depends on the demand for and selling price of lumber, which is subject to significant fluctuations. The markets for lumber are highly volatile and are

(47)

affected by economic conditions in Europe, Asia and the United States, the strength of housing markets in such regions, the growing importance of the Asian market, changes in industry production capacity, changes in inventory levels and other factors beyond our control. Additionally, interest rates have a significant impact on residential construction and renovation activity, which in turn influence the demand for and price of lumber.

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

Credit rating agencies rate our debt securities on factors that include our operating results, actions that we take, their view of the general outlook for our industry and their view of the general outlook for the economy. Actions taken by the rating agencies can include maintaining, upgrading or downgrading the current rating or placing the company on a watch list for possible future downgrading. Downgrading the credit rating of our debt securities or placing us on a watch list for possible future downgrading could limit our access to the credit markets, increase our cost of financing and have an adverse effect on the market price of our securities, including our Senior Notes.

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

In 2014, in response to an investigation by the European Commission into whether portions of the Renewable Energy Act constituted unpermitted state aid, the German government amended the Renewable

(48)

Energy Act. After such amendment, our German mills continued to sell green energy into the market at stipulated prices or “tariffs” and were exempted, as “existing installations”, from certain surcharges on the consumption of energy that they generate, or “auto-generation”. The German government further amended the Renewable Energy Act effective January 1, 2017, so that funding for renewable energy is to be allocated through an auction system, primarily to create a competitive bidding process for new installations of wind, solar and biomass energy. Our Friesau Facility’s tariff expires in 2029. However, the amendments provide that existing pulp mills, including our German pulp mills, are ineligible for such auction process and instead will have their tariffs renewed upon expiry of their initial 20-year terms for a further 10-year period, based upon the price received in the last year prior to renewal regressing at a rate of 8% per annum. Our Rosenthal mill’s initial 20-year tariff expires on December 31, 2019 and our Stendal mill’s initial 20-year tariff expires on December 31, 2024. Such 10-year extensions for such pulp mills have been notified by the German government to the European Commission for review for compliance with applicable state aid rules. While we currently expect they will become effective, we can provide no assurance that they will be permitted under EU rules. As a result, we cannot currently predict the effect of promulgated amendments to the Renewable Energy Act on our German mills’ sale or consumption of energy.

Our costs of energy for our pulp operations in Germany could increase in the event that the auto-generation surcharge exemption is removed or reduced in the future. Additionally, if the stipulated tariffs for energy sold by our German mills are reduced in the future, our energy sales in Germany may not be as profitable. Any of the foregoing situations or any combination of them could have a material adverse effect on our results of operations.

We are subject to risks related to our employees.

The majority of our employees are unionized and we have collective agreements in place with our employees at all of our mills. Although we have not experienced any material work stoppages in the past, there can be no assurance that we will be able to negotiate acceptable collective agreements or other satisfactory arrangements with our employees upon the expiration of our collective agreements. This could result in a strike or work stoppage by the affected workers. The registration or renewal of the collective agreements or the outcome of our wage negotiations could result in higher wages or benefits paid to union members. Additionally, changing demographics may make it more difficult for us to recruit skilled employees in the future. Accordingly, we could experience a significant disruption of our operations or higher ongoing labor costs, which could have a material adverse effect on our business, financial condition, results of operations and cash flow. In addition, whenever we seek to reduce workforce at any of our mills, the affected mill’s labor force could seek to hinder or delay such actions, we could incur material severance or other costs and our operations could be disrupted.

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

(49)

The loss of one or more of our officers could make us less competitive in these areas, which could materially adversely affect our business, financial condition, results of operations and cash flows. We do not maintain any key person life insurance for any of our executive or senior mill operating officers.

We may experience material disruptions to our production.

A material disruption at one of our manufacturing facilities could prevent us from meeting customer demand, reduce our pulp, lumber and energy sales and/or negatively impact our results of operations. Any of our mills could cease operations unexpectedly due to a number of events, including:

•	unscheduled maintenance outages;

•	prolonged power failures;

•	equipment failure;

•	employee errors or failures;

•	design error or employee or contractor error;

•	chemical spill or release;

•	explosion of a boiler;

•	disruptions in the transportation infrastructure, including roads, bridges, railway tracks, tunnels, canals and ports;

•	fires, floods, earthquakes, windstorms, pest infestations, severe weather conditions or other natural catastrophes affecting our production of goods or the supply of raw materials like fiber;

•	prolonged supply disruption of major inputs;

•	labor difficulties;

•	capital projects that require temporary cost increases or curtailment of production; and

•	other operational problems.

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

(50)

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

Our business primarily relies upon third parties for the transportation of pulp and lumber to our customers, as well as for the delivery of our raw materials to our mills. Our pulp, lumber and raw materials are principally transported by truck, barge, rail and sea-going vessels, all of which are highly regulated. Increases in transportation rates can also materially adversely affect our results of operations.

Further, if our transportation providers fail to deliver our pulp or lumber in a timely manner, it could negatively impact our customer relationships and we may be unable to manufacture pulp or lumber in response to customer orders or sell them at full value. Also, if any of our transportation providers were to cease operations, we may be unable to replace them at a reasonable cost. The occurrence of any of the foregoing events could materially adversely affect our results of operations.

We periodically use derivatives to manage certain risks which has caused significant fluctuations in our operating results.

In 2002, Stendal entered into certain variable-to-fixed interest rate swaps to fix interest payments under its indebtedness until 2017, which prevented Stendal from benefiting from the general decline in interest rates that ensued. Because we effectively fixed the rate on Stendal’s indebtedness under such contract, the value of our derivative position moves inversely to interest rates. The Stendal interest rate swap contract expired and was closed in October 2017.

We also periodically use other derivatives related to currency exchange rates, commodity prices and energy prices.

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

(51)

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

There are a few significant shareholders of our common stock who own a substantial percentage of the outstanding shares of our common stock. These few significant shareholders, either individually or acting together, may be able to exercise significant influence over matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or

(52)

other sale of the company or our assets. This concentration of ownership may make it more difficult for other shareholders to effect substantial changes in the company, may have the effect of delaying, preventing or expediting, as the case may be, a change in control of the company and may adversely affect the market price of our common stock. Further, the possibility that one or more of these significant shareholders may sell all or a large portion of their common stock in a short period of time could adversely affect the trading price of our common stock. Also, the interests of these few shareholders may not be in the best interests of all shareholders.

Our international sales and operations are subject to applicable laws relating to trade, export controls and foreign corrupt practices, the violation of which could adversely affect our operations.

As a result of our international sales and operations, we are subject to trade and economic sanctions and other restrictions imposed by the United States, Canada and other governments or organizations, including prohibitions in the United States against foreign competitors’ (including our operating subsidiaries) receipt of certain unlawful foreign governmental benefits. We are also subject to the U.S. Foreign Corrupt Practices Act, the Canadian Corruption of Foreign Public Officials Act and other anti-bribery laws that generally bar bribes or unreasonable gifts to foreign governments or officials. Changes in trade sanctions laws could restrict our business practices, including cessation of business activities in sanctioned countries or with sanctioned entities, and may result in modifications to compliance programs. Violations of these laws or regulations could result in sanctions including fines, loss of authorizations needed to conduct our international business, the imposition of tariffs or duties and other penalties, which could adversely impact our business, operating results and financial condition.

We are exposed to interest rate fluctuations.

Interest on borrowings under our revolving credit facilities are at “floating” rates. As a result, increases in interest rates will increase our costs of borrowing and reduce our operating margins.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We own the Rosenthal, Stendal and Celgar pulp mills, the Friesau Facility and the underlying properties.

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

(53)

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

(54)

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

Friesau Facility. The Friesau mill is situated on a 61.6 acre site in the town of Saalburg-Ebersdorf, Germany, approximately 300 km south of Berlin and only 16 kilometers from the Rosenthal mill. It is a two line sawmill with an annual production capacity of approximately 550 MMfbm of lumber on a continuously operating basis. The mill also sells electrical power generation to the regional power grid at fixed green power tariffs. The mill is self-sufficient in thermal power. The facilities at the Friesau mill include:

•	an approximately one million square feet roundwood storage area;

•	three log de-barking and two sorting lines;

•	two Linck sawing lines;

•	56 lumber kilns capable of matching sawmill production;

•	a two-line planer mill;

•	an approximately 663,800 square feet finished goods storage area; and

•	a bio-mass fueled cogeneration power plant capable of producing 13 MW of electrical power.

(55)

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

(56)

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

Our Friesau Facility principally manufactures finished sawn lumber milled from spruce and pine, including European metric and specialty lumber, U.S. dimensional lumber and J-grade lumber, in various sizes and grades. The process for manufacturing lumber results in a significant percentage of each sawlog ending up as by-products or residuals such as wood chips, trim blocks, sawdust shavings and bark, which are typically sold to a wide variety of customers. In addition, we utilize a significant portion of the chips from the Friesau Facility at our Rosenthal pulp mill.

Other Properties. In addition, we own a logistics and reload center near Trail, British Columbia and lease offices in Vancouver, British Columbia, Berlin, Arneburg and Hamburg, Germany and Seattle, Washington.

The €5.0 million Rosenthal working capital facility is secured by certain land at the Rosenthal mill. The working capital loan facilities established for our mills and Mercer Holz are secured by first charges against their respective inventories and receivables.

ITEM 3.	LEGAL PROCEEDINGS

In January 2012, we initiated a claim against the Government of Canada for breaches by it of its obligations under NAFTA. Our NAFTA claim relates to our investment in the Celgar mill and arises from the treatment of the Celgar mill’s energy generation assets and operations by the Province of British Columbia, primarily through the actions of B.C. Hydro, a provincially owned and controlled enterprise, and the British Columbia Utilities Commission, a provincial government regulatory agency. Our NAFTA claim is against the Government of Canada, rather than the Province of British Columbia as, under NAFTA, the Canadian government is responsible for the actions of its provinces. Our NAFTA claim alleges that our Celgar mill has received unfair and discriminatory treatment regarding the mill’s ability to purchase and sell energy compared to other pulp mills and entities that generate and sell electricity within the Province of British Columbia. Under our NAFTA claim, we are seeking approximately C$250.0 million in damages consisting of past losses accruing since 2008 and the net present value of projected losses that would result from the ongoing application of discriminatory Provincial policies should the status quo remain unchanged. Our NAFTA claim was heard by a tribunal appointed pursuant thereto in 2015. We currently expect to receive a decision from the tribunal some time in 2018.

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

(57)

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

(58)

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)         Market Information. Our shares are quoted for trading on the NASDAQ Global Select Market under the symbol “MERC” and listed in dollars on the Toronto Stock Exchange under the symbol “MERC.U”. The following table sets forth the high and low sale prices of our shares on the NASDAQ Global Select Market for each quarter in the two-year period ended December 31, 2017:

Fiscal Quarter Ended	High	Low
2017
March 31	$12.98	$10.35
June 30	$12.70	$10.95
September 30	$12.45	$10.45
December 31	$15.00	$11.70
2016
March 31	$9.54	$5.95
June 30	$10.42	$7.13
September 30	$8.94	$7.03
December 31	$10.75	$7.60

(b)         Shareholder Information. As at February 14, 2018, there were approximately 205 holders of record of our shares and a total of 65,017,288 shares were outstanding.

(c)         Dividend Information. On February 14, 2018, our board of directors approved a quarterly dividend of $0.125 per share to be paid to holders of our common stock on April 4, 2018 to shareholders of record on March 28, 2018.

In 2017, our board of directors approved three quarterly dividend payments of $0.115 per share each and a fourth quarterly dividend payment of $0.125 per share, the first being paid on April 4, 2017, the second being paid on July 6, 2017, the third being paid on October 4, 2017 and the fourth being paid on January 4, 2018.

The further declaration and payment of dividends is at the discretion of our board of directors and will depend upon various factors, including our earnings, financial condition, restrictions imposed by our credit facilities and the terms of any other indebtedness that may be outstanding, cash requirements, future prospects and other factors deemed relevant by our board of directors. The indentures governing our Senior Notes and our credit facilities limit our ability to pay dividends or make other distributions on capital stock. See Item 1. “Business – Description of Certain Indebtedness”.

(d)         Equity Compensation Plans. The following table sets forth information as at December 31, 2017 with respect to the shares of our common stock that may be issued under our existing equity compensation plans.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Plan Category
Equity compensation plans approved by shareholders	-	(1)	$-	3,172,344	(2)
Equity compensation plans not approved by shareholders	-		$-	-

(59)

(1)

Excludes 43,635 outstanding restricted shares which vest in 2018 and a maximum of 1,867,158 outstanding performance share units, 414,138 of which had vested as at December 31, 2017. The underlying shares of common stock relating to the vested performance share units were issued in February 2018. Of the remaining 1,453,020 performance share units, 931,844 will vest in 2018 and 521,176 will vest in 2019. The actual number of shares of common stock issued in respect of unvested performance share units will vary from 0% to 200% of performance share units granted, based upon achievement of performance objectives established for such awards.

(2)

Represents the number of shares of our common stock remaining available for issuance under the 2010 Plan as of December 31, 2017. Our 2010 Plan replaced the 2004 Plan and the 1992 Plan expired in 2008. Our 2010 Plan provides for options, restricted stock rights, restricted shares, performance shares, performance share units and stock appreciation rights to be awarded to employees, consultants and non-employee directors.

(e)         Performance Graph. The following graph shows a five-year comparison of cumulative total shareholder return, calculated on an assumed dividend reinvested basis, for our common stock, the NASDAQ Stock Market Index, referred to as the “NASDAQ Index”, and Standard Industrial Classification, or “SIC”, Code Index (SIC Code 2611 - pulp mills), referred to as the “Industry Index”. The graph assumes $100 was invested in each of our common stock, the NASDAQ Index and the Industry Index on December 31, 2012. Data points on the graph are annual.

COMPARISON OF CUMULATIVE TOTAL RETURN

ASSUMES $100 INVESTED DEC. 31, 2012

ASSUMES DIVIDENDS REINVESTED

FISCAL YEAR ENDING DEC. 31, 2017

	2012	2013	2014	2015	2016	2017
Mercer International Inc.	$100.00	$139.25	$171.65	$129.55	$160.90	$224.85
SIC Code Index	$100.00	$139.24	$171.80	$129.56	$160.91	$224.87
NASDAQ Stock Market Index	$100.00	$140.12	$160.78	$171.97	$187.22	$242.71

(60)

ITEM 6.	SELECTED FINANCIAL DATA

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

	Year Ended December 31,
	2017		2016	2015	2014	2013
	(in thousands, other than per share amounts and operating data)
Statement of Operations Data
Pulp segment revenues	$1,071,715		$931,623	$1,033,204	$1,175,112	$1,088,385
Wood products segment revenues	97,430

Total revenues	$1,169,145		$931,623	$1,033,204	$1,175,112	$1,088,385

Pulp segment operating income	$169,779		$123,213	$170,607	$166,262	$38,702
Wood products segment operating income	5,610
Corporate and other operating loss	(8,335)		(9,470)	(4,923)	(4,464)	(7,042)

Total operating income	$167,054		$113,743	$165,684	$161,798	$31,660

Pulp segment depreciation and amortization	$80,833		$71,476	$67,761	$77,675	$78,309
Wood products segment depreciation and amortization	4,060
Corporate and other depreciation and amortization	401		508	572	337	336

Total depreciation and amortization	$85,294		$71,984	$68,333	$78,012	$78,645

Costs and expenses	$1,002,091		$817,880	$867,520	$1,013,314	$1,056,725
Interest expense	$54,796		$51,575	$53,891	$67,516	$69,156
Gain (loss) on settlement of debt	$(10,696	)(1)	$(454)	$-	$3,357	$-
Other income (expenses)	$2,373		$(2,250)	$(6,842)	$6,553	$20,924
Net income (loss)	$70,483		$34,943	$75,502	$113,154	$(26,375)
Net income (loss) per share
Basic	$1.09		$0.54	$1.17	$1.82	$(0.47)
Diluted	$1.08		$0.54	$1.17	$1.81	$(0.47)
Dividends declared per common share	$0.47		$0.46	$0.23	$-	$-
Weighted average shares outstanding
Basic	64,916		64,631	64,381	62,013	55,674
Diluted	65,393		65,098	64,777	62,515	55,674

Balance Sheet Data(2)
Current assets(3)	$852,339		$401,851	$388,811	$357,867	$465,447
Current liabilities(3)	$430,466		$93,170	$104,421	$115,503	$180,259
Working capital	$421,873		$308,681	$284,390	$242,364	$285,188
Total assets(3)(4)	$1,724,710		$1,158,708	$1,182,817	$1,306,229	$1,531,908
Long-term liabilities(3)	$743,578		$686,410	$695,420	$751,846	$1,003,332
Total equity	$550,666		$379,128	$382,976	$438,880	$348,317

Selected Production, Sales and Other Data
Pulp Segment
Pulp production (‘000 ADMTs)	1,507.0		1,428.4	1,458.0	1,485.0	1,444.5
Pulp sales (‘000 ADMTs)	1,515.1		1,428.7	1,463.1	1,486.4	1,440.1
Average pulp sales realizations ($/ADMT)(5)	640		586	640	715	683
Energy production (‘000 MWh)	1,888.3		1,812.6	1,846.8	1,853.5	1,710.2
Surplus energy sales (‘000 MWh)	822.1		785.8	815.0	807.8	699.1
Average energy sales realizations ($/MWh)	95		91	92	110	114

Wood Products Segment
Lumber production (MMfbm)	281.3
Lumber sales (MMfbm)	213.5
Average lumber sales realizations ($/Mfbm)	385
Energy production (‘000 MWh)	73.7
Surplus energy sales (‘000 MWh)	73.7
Average energy sales realizations ($/MWh)	120

(61)

(1)	Redemption of 2019 Senior Notes.
(2)

Certain balance sheet amounts for December 31, 2014 and December 31, 2013 have been adjusted as a result of our adoption of Accounting Standards Update 2015-17, Balance Sheet Classification of Deferred Taxes and Accounting Standards Update 2015-03, Simplifying the Presentation of Debt Issuance Costs.

(3)	In December 2017, we issued $300.0 million of 2026 Senior Notes and used the proceeds along with cash on hand to redeem, on January 5, 2018, $300.0 million of 2022 Senior Notes.
(4)	We do not report the effect of government grants relating to our assets in our income. These grants reduce the cost basis of the assets purchased. See Item 1. “Business – Capital Expenditures”.
(5)	Sales realizations after customer discounts, rebates and other selling concessions. Incorporates the effect of pulp price variations occurring between the order and shipment dates.

(62)

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

(63)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of our operations for the years ended December 31, 2017, 2016 and 2015 is based upon and should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this annual report. This annual report contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those indicated in forward-looking statements. See “Cautionary Note Regarding Forward-Looking Statements” and Item 1A. “Risk Factors”.

Results of Operations

General

We operate in the pulp business and, since the April 2017 acquisition of the Friesau Facility, in the wood products business. We operate three pulp mills, two of which are located in Germany and one in Western Canada. Our pulp mills have a combined production capacity of approximately 1.5 million ADMTs of NBSK pulp and 305 MW of electrical generation. The Friesau Facility is located in Germany and has an annual production capacity of 550 million board feet of lumber and 13 MW of electrical generation.

Since the acquisition of the Friesau Facility, we have two reportable operating segments:

•	Pulp – consists of the manufacture, sales and distribution of NBSK pulp, electricity and other by-products at our three pulp mills.

•	Wood Products – consists of the manufacture, sales and distribution of lumber, electricity and other wood residuals at the Friesau Facility.

Each segment offers primarily different products and requires different manufacturing processes, technology and sales and marketing.

Markets for NBSK pulp are global, cyclical and commodity based. Our financial performance depends on a number of variables that impact sales and production costs. Sales and production results for kraft pulp are influenced largely by the market price for NBSK pulp, fiber costs and foreign currency exchange rates. Kraft pulp prices are highly cyclical and primarily determined by the balance between supply and demand. Pricing and demand are influenced by global macro-economic conditions, changes in consumption and industry capacity, the level of customer and producer inventories and fluctuations in exchange rates. The average European list prices for NBSK pulp between 2008 and 2017 have fluctuated between a low of $575 per ADMT in 2009 to a high of $1,030 per ADMT at the end of 2017.

Our financial performance is also impacted by changes in the dollar to euro and Canadian dollar exchange rates. Changes in currency rates affect our operating results because most of our operating costs at our German mills are incurred in euros. Most of our operating costs at the Celgar mill are in Canadian dollars. These costs do not fluctuate with the dollar to euro or Canadian dollar exchange rates. Thus, an increase in the strength of the dollar versus the euro and the Canadian dollar decreases our operating costs and increases our operating margins and income from operations. Conversely, a weakening of the dollar against the euro and the Canadian dollar tends to increase our operating costs and decrease our operating margins and income from operations. Our energy, chemical and European lumber sales are made in local currencies and, as a result, decline in dollar terms when the dollar strengthens and increase when the dollar weakens.

(64)

As a corollary to changes in exchange rates between the dollar and the euro and Canadian dollar, a stronger dollar generally increases costs to our customers and results in downward pressure on pulp and lumber prices. Conversely, a weakening dollar generally supports higher pulp and lumber pricing. However, there is invariably a time lag between changes in currency exchange rates and prices. This lag can vary and is not predictable with any precision.

In 2017, the dollar was 2% weaker against the euro and Canadian dollar, compared to 2016, which increased our euro and Canadian dollar denominated costs and expenses. In 2016, a generally overall strong dollar benefited our costs and expenses. In 2015, changes in foreign exchange had a very significant effect on revenues, costs and expenses and results of operations, as the dollar was 16% and 14% stronger against the euro and Canadian dollar, respectively, compared to 2014.

In 2017, list prices for NBSK pulp increased by approximately 15% compared to 2016 as a result of continued steady demand. At the end of 2017, the NBSK list price was approximately $1,030, $890 and $1,205 per ADMT in Europe, China and North America, respectively.

Late in the third quarter of 2017, prices increased in China as a result of strong demand and a sharp reduction in China’s imports of recovered or waste paper. Such reduction resulted from a major environmental policy shift announced by China in the third quarter of 2017 to reduce and phase out imports of solid waste and scraps, including those within recovered or waste paper.

In 2016, largely as a result of the strong dollar and weakening hardwood prices, NBSK prices declined by about 4% compared to 2015. At the end of 2016, the NBSK list price was approximately $810, $605 and $990 per ADMT in Europe, China and North America, respectively. In 2015, although pulp markets and demand were generally stable, the appreciation and the strength of the dollar versus the euro and Canadian dollar resulted in list prices declining by about 8% compared to 2014.

Our pulp sales realizations are list prices, net of customer discounts, rebates and other selling concessions. Over the last three years, these discounts, rebates and concessions, particularly in Europe and North America, have increased as producers compete for customers and sales. Our sales to China are closer to a net price with significantly lower or little discounts and rebates.

The European and U.S. lumber markets are very different. In the European market, lumber is generally customized in terms of dimensions and finishing, whereas the U.S. market is driven primarily by demand from new housing starts and dimensions and finishing are generally standardized.

In 2017, European and U.S. lumber markets have been strong with prices near multi-year highs.

Production and sales of surplus energy and chemicals are key revenue sources for us. In 2017, 2016 and 2015, our mills generated and sold 895,818 MWh, 785,845 MWh and 814,966 MWh, respectively, of surplus renewable energy. Our acquisition of the Friesau Facility has allowed us to grow our bio-mass energy profile. Further initiatives to increase our generation and sales of surplus renewable energy, chemicals and other by-products will continue to be a key focus for us. Such further initiatives may require additional capital spending.

Surplus energy and chemicals are by-products of our pulp and lumber production and the volumes generated and sold are primarily related to the rate of production. Prices for our energy and chemical sales are generally stable and unrelated to cyclical changes in pulp or lumber prices. In 2017, our energy and chemical revenues increased by approximately 20% compared to 2016 due to the acquisition of the Friesau Facility and higher production at our pulp mills. In 2016, our energy and chemical revenues declined from 2015 as a result of lower sales volumes.

(65)

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

During the past few years, strong sawmilling activity in Germany, coupled with initiatives to increase harvest levels, particularly from small private forest owners, and increased imports of fiber have contributed to a balanced wood market in Germany. A recovery in U.S. housing starts, which commenced in the latter part of 2012 and continued through 2017, resulted in increased sawmill activity in North America. This increased the supply of wood chips for the Celgar mill and reduced its need for pulp logs, which are generally a higher cost for the mill than wood chips.

In 2017, our per unit fiber costs in our pulp segment were flat compared to 2016, primarily as a result of a balanced wood market in both Germany and the Celgar mill’s fiber basket. In 2016, our per unit fiber costs were 8% lower than 2015, primarily as a result of balanced wood markets in both Germany and the Celgar mill’s fiber basket.

Production costs also depend on the total volume of production. High operating rates and production efficiencies permit us to lower our average per unit cost by spreading fixed costs over more units. Higher operating rates also permit us to increase our generation and sales of surplus renewable energy and chemicals. Our production levels are also dependent on, among other things, the number of days of maintenance downtime at our mills. The following table sets out the number of days (and ADMTs) of annual maintenance downtime at each of our pulp mills for the periods indicated:

	Year Ended December 31,
	2017		2016		2015
	Days	ADMTs	Days	ADMTs	Days	ADMTs
	(in thousands, except numbers of days)
Rosenthal	10	10.2	10	10.2	11	11.1
Stendal	5	9.1	15	26.7	15	28.1
Celgar	20	28.7	18	24.5	14	19.2

Total	35	48.0	43	61.4	40	58.4

In 2018 we have scheduled maintenance downtime for our pulp mills of 43 days, or approximately 61,200 ADMTs. In the second quarter of 2018, 14 days, or approximately 18,000 ADMTs, will be at our Celgar mill and 12 days, or approximately 22,700 ADMTs, will be at our Stendal mill. In the third quarter of 2018, 14 days, or approximately 14,800 ADMTs, will be at our Rosenthal mill and 3 days, or approximately 5,700 ADMTs, will be at our Stendal mill. Additionally, one of the turbines at our Stendal mill will be offline for approximately 70 days commencing in the second quarter and into the third quarter of 2018, resulting in estimated lost energy sales in the range of 90,000 to 110,000 MWh. Unexpected maintenance downtime can be particularly disruptive in our industry.

Our product mix is also important because premium grades of NBSK pulp generally achieve higher prices and profit margins.

Selected 2017 Highlights

In 2017:

•	we achieved record pulp, energy and chemical production and sales volumes;

(66)

•	higher pulp prices and sales volumes contributed to strong net income of $70.5 million and Operating EBITDA* of $252.3 million;

•	our Friesau sawmill performed ahead of plan; and

•	we increased our quarterly cash dividend 9% to $0.125 per share.

* See “- Summary Financial Highlights” for a reconciliation of net income to Operating EBITDA.

Current Market Environment

In 2017, pulp prices in Europe, China and North America increased compared to 2016 as a result of continued steady demand. At December 31, 2017, NBSK list prices in Europe, China and North America were approximately $1,030, $890 and $1,205 per ADMT, respectively. As at December 31, 2017, the NBSK pulp market was balanced with world producer inventories at about 30 days’ supply.

We believe the new pulp production capacity that has or is coming online did not materially adversely impact the market in 2017 as a result of steady demand growth and diminishing supply and quality of recycled fiber. Further, we expect some of the new capacity will not hit the market in a meaningful amount until 2018. As a result, we currently expect overall steady pulp demand in the near term.

Currently both the European and U.S. lumber markets are strong and prices are near multi-year highs and are expected to remain steady in the near term.

Summary Financial Highlights

	Year Ended December 31,
	(in thousands, other than percent and per share amounts)
	2017	2016	2015
Statement of Operations Data
Pulp segment revenues	$1,071,715	$931,623	$1,033,204
Wood products segment revenues	97,430

Total revenues	$1,169,145	$931,623	$1,033,204

Pulp segment operating income	$169,779	$123,213	$170,607
Wood products segment operating income	5,610
Corporate and other operating loss	(8,335)	(9,470)	(4,923)

Total operating income	$167,054	$113,743	$165,684

Pulp segment depreciation and amortization	$80,833	$71,476	$67,761
Wood products segment depreciation and amortization	4,060
Corporate and other depreciation and amortization	401	508	572

Total depreciation and amortization	$85,294	$71,984	$68,333

Operating EBITDA(1)	$252,348	$185,727	$234,017
Operating EBITDA margin(1)	22%	20%	23%
Loss on settlement of debt	$10,696 (2)	$454	$-
Provision for income taxes	$33,452	$24,521	$29,449
Net income	$70,483	$34,943	$75,502
Net income per common share
Basic	$1.09	$0.54	$1.17
Diluted	$1.08	$0.54	$1.17
Common shares outstanding at period end	65,017	64,694	64,502

(67)

(1)

See “Non-GAAP Financial Measures” for a description of Operating EBITDA and Operating EBITDA margin, their limitations and why we consider them to be useful measures. The following table provides a reconciliation of net income to operating income and Operating EBITDA for the years indicated:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Net income	$70,483	$34,943	$75,502
Provision for income taxes	33,452	24,521	29,449
Interest expense	54,796	51,575	53,891
Loss on settlement of debt	10,696	454	-
Other (income) expenses	(2,373)	2,250	6,842

Operating income	167,054	113,743	165,684
Add: Depreciation and amortization	85,294	71,984	68,333

Operating EBITDA	$252,348	$185,727	$234,017

(2)	Redemption of 2019 Senior Notes.

Selected Production, Sales and Other Data

Selected production, sales and exchange rate data for the periods indicated:

	Year Ended December 31,
	2017	2016	2015
Pulp Segment
Pulp production (‘000 ADMTs)	1,507.0	1,428.4	1,458.0
Annual maintenance downtime (‘000 ADMTs)	48.0	61.4	58.4
Annual maintenance downtime (days)	35	43	40
Pulp sales (‘000 ADMTs)	1,515.1	1,428.7	1,463.1
Average NBSK pulp list prices in Europe ($/ADMT)(1)	901	803	850
Average NBSK pulp list prices in China ($/ADMT)(1)	712	599	643
Average NBSK pulp list prices in North America ($/ADMT)(1)	1,105	978	972
Average pulp sales realizations ($/ADMT)(2)	640	586	640
Energy production (‘000 MWh)	1,888.3	1,812.6	1,846.8
Surplus energy sales (‘000 MWh)	822.1	785.8	815.0
Average energy sales realizations ($/MWh)	95	91	92

Wood Products Segment
Lumber production (MMfbm)	281.3
Lumber sales (MMfbm)	213.5
Average lumber sales realizations ($/Mfbm)	385
Energy production (‘000 MWh)	73.7
Surplus energy sales (‘000 MWh)	73.7
Average energy sales realizations ($/MWh)	120

Average Spot Currency Exchange Rates
$/ €(3)	1.1301	1.1072	1.1096
$ / C$(3)	0.7710	0.7558	0.7830

(1)	Source: RISI pricing report.
(2)	Sales realizations after customer discounts, rebates and other selling concessions. Incorporates the effect of pulp price variations occurring between the order and shipment dates.
(3)	Average Federal Reserve Bank of New York Noon Buying Rates over the reporting period.

(68)

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

Consolidated - Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

Total revenues in 2017 increased by approximately 25% to $1,169.1 million from $931.6 million in 2016 primarily due to higher pulp revenues and the inclusion of $97.4 million of revenues from our wood products segment.

Costs and expenses in 2017 increased by approximately 23% to $1,002.1 million from $817.9 million in 2016 primarily due to the inclusion of our wood products segment and higher pulp sales volumes.

In 2017, operating depreciation and amortization increased to $84.9 million from $71.5 million in 2016 due to the completion of large capital projects at our pulp mills and the acquisition of the Friesau Facility.

Selling, general and administrative expenses increased to $49.7 million in 2017 from $44.5 million in 2016 primarily due to the inclusion of our wood products segment.

In 2017, our operating income increased by approximately 47% to $167.1 million from $113.7 million in 2016 primarily due to higher pulp sales realizations.

In the first quarter of 2017, we issued an aggregate of $250.0 million of 6.5% 2024 Senior Notes and utilized the proceeds primarily to acquire the Friesau Facility and redeem $227.0 million of our 7.0% 2019 Senior Notes at a cost, including premium, of $234.9 million and recorded a loss on such redemption of $10.7 million (being $0.16 per basic and diluted share). In December 2017, we issued $300.0 million of 5.5% 2026 Senior Notes and used the proceeds and cash on hand to redeem, on January 5, 2018, $300.0 million of 2022 Senior Notes.

Interest expense in 2017 increased to $54.8 million from $51.6 million in 2016 primarily as interest accrued on the 2024 and 2026 Senior Notes issued in 2017 and the redeemed 2019 and 2022 Senior Notes during the requisite redemption notice periods and increased borrowings to partially finance the acquisition of the Friesau Facility and build up its working capital.

During 2017, income tax expense increased to $33.5 million from $24.5 million in 2016 due to higher taxable income for our German mills.

In 2017, net income increased to $70.5 million, or $1.09 per basic and $1.08 per diluted share, from $34.9 million, or $0.54 per basic and diluted share, in 2016.

In 2017, Operating EBITDA increased by approximately 36% to $252.3 million from $185.7 million in 2016 primarily as a result of higher pulp sales realizations and, to a lesser degree, the inclusion of our wood products segment.

(69)

Pulp Segment – Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

Selected Financial Information

	Year Ended December 31,
	2017	2016
	(in thousands)
Pulp revenues	$979,645	$847,328
Energy and chemical revenues	$92,070	$84,295
Depreciation and amortization	$80,833	$71,476
Operating income	$169,779	$123,213

Pulp revenues in 2017 increased by approximately 16% to $979.6 million from $847.3 million in 2016 due to higher sales realizations and sales volumes.

Energy and chemical revenues increased by approximately 9% to $92.1 million in 2017 compared to $84.3 million in 2016 primarily due to higher sales volumes.

Pulp production increased by approximately 6% to 1,507,019 ADMTs, being an annual production record, in 2017 from 1,428,384 ADMTs in 2016. In 2017, we had annual maintenance downtime of 35 days (approximately 48,000 ADMTs), compared to 43 days (approximately 61,400 ADMTs) in 2016.

We estimate that such maintenance downtime in 2017 adversely impacted our operating income by approximately $36.8 million, comprised of approximately $28.1 million in direct out-of-pocket expenses and the balance in reduced production. Many of our competitors that report their financial results using International Financial Reporting Standards, referred to as “IFRS”, capitalize their direct costs of maintenance downtime.

Pulp sales volumes increased by approximately 6% to 1,515,084 ADMTs in 2017 compared to 1,428,672 ADMTs in 2016 primarily due to continued steady demand from both China and Europe and record production.

In 2017, list prices for NBSK pulp increased from 2016, largely as a result of continued steady demand. Average list prices for NBSK pulp in Europe were approximately $901 per ADMT in 2017, compared to approximately $803 per ADMT in 2016. Average list prices for NBSK pulp in China and North America were approximately $712 per ADMT and $1,105 per ADMT, respectively, in 2017, compared to approximately $599 per ADMT and $978 per ADMT, respectively, in 2016.

Average pulp sales realizations increased by approximately 9% to $640 per ADMT in 2017 from approximately $586 per ADMT in 2016 due to higher list prices.

In 2017, the dollar was 2% weaker against the euro and Canadian dollar compared to 2016 which increased the dollar cost of our euro and Canadian dollar denominated costs and expenses and contributed to a negative foreign exchange impact on operating income of approximately $28.0 million when compared to 2016.

Costs and expenses in 2017 increased by approximately 12% to $903.3 million from $808.4 million in 2016 primarily due to higher sales volumes, the negative impact of a weaker dollar on our euro and Canadian dollar denominated costs and expenses and the reversal in 2016 of accruals for wastewater fees at our German mills of $20.8 million.

In 2017, depreciation and amortization increased to $80.8 million from $71.5 million in 2016 due to the completion of several major capital projects.

(70)

On average, in 2017 overall per unit fiber prices in Germany and for our Celgar mill were flat compared to 2016 primarily as a result of a balanced wood market in both Germany and the Celgar mill’s fiber basket. In 2018, we currently expect our overall per unit fiber prices to modestly increase in both Europe and Canada due to increased demand.

Transportation costs increased by approximately 12% to $76.4 million in 2017 from $68.1 million in 2016 primarily due to higher sales volumes.

In 2017, pulp segment operating income increased by approximately 38% to $169.8 million from $123.2 million in 2016 primarily due to higher pulp sales realizations and sales volumes, partially offset by the negative impact of a weaker dollar and the reversal in 2016 of accruals for wastewater fees.

Wood Products Segment – Year Ended December 31, 2017

Selected Financial Information

Year Ended December 31, 2017
(in thousands)
Lumber revenues	$82,176
Energy revenues	$8,872
Other wood residual revenues	$6,382
Depreciation and amortization	$4,060
Operating income	$5,610

In 2017, we had lumber revenues of $82.2 million, the majority of which was in the European market. European lumber markets were generally strong and prices steady and near multi-year highs.

We produced 281.3 million board feet of lumber. Lumber sales volumes were 213.5 million board feet as we completed our inventory build-up to support sales to the U.S. market.

Average lumber sales realizations in 2017 were approximately $385 per Mfbm.

In 2017, energy and other by-product revenues were approximately $15.3 million and we sold 73,698 MWh of electricity.

Our fiber costs were approximately 80% of our cash production costs. The ramping up of production resulted in our purchasing large volumes of sawlogs in a short period. This resulted in our sawlog costs being marginally higher than our regional competitors.

In 2017 we started realizing on identified fiber synergies between the Friesau Facility and our Rosenthal pulp mill. During 2017, the facility shipped approximately 738,300 cubic meters of chips to Rosenthal, and Rosenthal shipped approximately 70,100 cubic meters of waste wood to Friesau. Both volumes are in line with our forecasts and have begun to lower costs at both mills. As at December 31, 2017, we estimate we have realized approximately $6.9 million of our expected synergy savings.

In 2017, depreciation and amortization for our wood products segment was $4.1 million.

In 2017, our wood products segment operating income was $5.6 million.

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

Total revenues in 2016 decreased by approximately 10% to $931.6 million from $1,033.2 million in 2015.

(71)

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

(72)

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

In 2016, we recorded a derivative loss of $0.2 million on the mark to market adjustment of our interest rate swap, compared to a derivative loss of $0.9 million in 2015.

During 2016, as a result of the strengthening of the dollar versus the euro at the end of 2016, we recorded a non-cash loss on the foreign exchange translation of intercompany debt between Mercer Inc. and its wholly owned subsidiaries of $1.1 million, compared to $5.3 million in 2015.

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

Sensitivities

Our earnings are sensitive to, among other things, fluctuations in:

NBSK Pulp Price. NBSK pulp is a global commodity that is priced in dollars, whose markets are highly competitive and cyclical in nature. As a result, our earnings are sensitive to NBSK pulp price changes. Based upon our 2017 sales volume (and assuming all other factors remained constant), each $10.00 per tonne change in NBSK list pulp prices yields a change in Operating EBITDA of approximately $12.0 million.

Lumber Price. Lumber pricing is priced in markets which are highly competitive and cyclical in nature. As a result, our earnings are sensitive to lumber price changes. Based upon our 2017 sales volume, and adjusting for the Friesau Facility operating for a full year and assuming all other factors remained constant, each $10.00 per Mfbm change in lumber price yields a change in Operating EBITDA of approximately $4.0 million.

Fiber Price. Our main raw material is fiber in the form of wood chips, pulp logs and sawlogs. Fiber is a commodity and both prices and supply are cyclical. As a result, our operating costs are sensitive to fiber price changes. For our pulp segment, based upon our 2017 fiber costs, and assuming all other factors

(73)

remained constant, each 1% change in per unit fiber price yields a change in annual operating costs of approximately $4.0 million. For our wood products segment, based upon our 2017 fiber costs, adjusting for the Friesau Facility operating for a full year and assuming all other factors remained constant, each 1% change in per unit fiber price yields a change in annual operating costs of approximately $1.0 million.

Foreign Exchange. Our operating costs are in euros for our German mills and Canadian dollars for our Celgar mill. As a result, our operating costs will fluctuate with changes in the value of the dollar relative to the euro and Canadian dollar. Based on our 2017 operating costs, and adjusting for the Friesau Facility operating for a full year, each $0.01 change in the value of the dollar relative to the euro and the Canadian dollar yields a total change in annual operating costs of approximately $10.0 million.

Our European lumber, energy and chemical sales are made in local currencies and, as a result, decline in dollar terms when the dollar strengthens. Based on our 2017 lumber, energy and chemical revenues, and adjusting for the Friesau Facility operating for a full year, each $0.01 change in the value of the dollar relative to the euro and the Canadian dollar yields a total change in lumber, energy and chemical revenues of approximately $2.0 million.

The above sensitivity analysis provides only a limited point-in-time view of the NBSK pulp price, lumber price, fiber price and foreign exchange rates discussed. The actual impact of the underlying price and rate changes may differ materially from that shown in the sensitivity analysis.

Seasonal Influences. We are exposed to fluctuations in quarterly sales volumes and expenses due to seasonal factors. These factors are common in the NBSK pulp and lumber industries. We generally have weaker pulp demand in Europe during the summer holiday months and in China in the period relating to its lunar new year. We typically have a seasonal build-up in raw material inventories in the early winter months as the mills build up their fiber supply for the winter when there is reduced availability.

Liquidity and Capital Resources

Summary of Cash Flows

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Net cash from operating activities	$141,926	$140,782	$159,220
Net cash used in investing activities	(121,551)	(44,303)	(49,817)
Net cash from (used in) financing activities(1)	288,751	(62,377)	(56,664)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	10,716	(2,065)	(7,338)

Net increase in cash, cash equivalents and restricted cash(2)	$319,842	$32,037	$45,401

(1)

Includes cash from issuance of 2024 Senior Notes and 2026 Senior Notes of $550.0 million, less note issuance costs of $11.6 million, and redemption of senior notes of $234.9 million in 2017. Excluding such note issuances and redemptions, cash used in financing activities was $14.7 million.

(2)

Includes proceeds from $300.0 million of 2026 Senior Notes issued in December 2017 which were used to redeem, on January 5, 2018, $300.0 million of 2022 Senior Notes. Excluding the redemption, the net increase was $2.4 million.

We operate in a cyclical industry and our operating cash flows vary accordingly. Our principal operating cash expenditures are for labor, fiber, chemicals and debt service.

Working capital levels fluctuate throughout the year and are affected by maintenance downtime, changing sales patterns, seasonality and the timing of receivables and the payment of payables and

(74)

expenses. Generally, finished goods inventories are increased prior to scheduled maintenance downtime to maintain sales volume while production is stopped. Our fiber inventories exhibit seasonal swings as we increase pulp log, sawlog and wood chip inventories to ensure adequate supply of fiber to our mills during the winter months. Changes in sales volume can affect the level of receivables and influence overall working capital levels. We believe our management practices with respect to working capital conform to common business practices.

Cash Flows from Operating Activities

Cash from operations includes:

•	cash received from customers;

•	cash paid to employees and suppliers;

•	cash paid for interest on our debt; and

•	cash paid or received for taxes.

Cash provided by operating activities in 2017 was $141.9 million and in 2016 was $140.8 million, down from $159.2 million in 2015 as higher operating income in 2017 was offset by a higher working capital balance. An increase in accounts receivable used cash of $64.9 million in 2017 of which $8.3 million was related to our wood products segment. In 2016 a decrease in accounts receivable provided cash of $9.5 million and an increase in accounts receivable used cash of $11.3 million in 2015. An increase in inventories used cash of $20.0 million in 2017, which reflected an increase of $27.0 million from our wood products segment and a decrease of $7.0 million in our pulp segment. A decrease in inventories provided cash of $6.8 million in 2016 and an increase in inventories used cash of $13.2 million in 2015. An increase in accounts payable and accrued expenses provided cash of $37.2 million of which $15.6 million was related to our wood products segment, compared to a decrease in accounts payable and accrued expenses using cash of $10.3 million in 2016 and an increase in accounts payable and accrued expenses providing cash of $9.7 million in 2015.

Cash Flows from Investing Activities

Cash from investing activities includes:

•	acquisitions of property, plant and equipment and businesses;

•	proceeds from the sale of assets; and

•	purchases and sales of short-term investments.

Investing activities in 2017 used cash of $121.6 million primarily related to the acquisition of our Friesau Facility for $61.6 million and capital expenditures of $57.9 million. Investing activities in 2016 used cash of $44.3 million primarily related to capital expenditures of $42.5 million and intangible asset purchases of $1.8 million primarily related to our Enterprise Resource Planning, or “ERP” project. Investing activities in 2015 used cash of $49.8 million, primarily related to capital expenditures of $46.5 million and intangible asset purchases of $3.8 million, primarily related to our ERP project.

In 2017, capital expenditures which used cash of $57.9 million primarily related to a railcar acceptance system for logs and additional land for raw material storage at our Rosenthal mill, a pre-bleach press system upgrade and large maintenance projects at our Celgar mill and various other smaller projects. In 2016, capital expenditures, which used cash of $42.5 million, were primarily related to a railcar

(75)

acceptance system for logs and a lime kiln retrofit at our Rosenthal mill, a wastewater reduction project consisting of an evaporation plant upgrade and a project to reduce chloride levels in the process water at our Stendal mill and new wood harvesting equipment, a logistics and reload center and other maintenance projects at our Celgar mill. In 2015, capital expenditures, which used cash of $46.5 million, were primarily related to wastewater reduction projects at our German mills designed to reduce wastewater fees that would otherwise be payable and the completion of an automated chip storage project at the Rosenthal mill.

Cash Flows from Financing Activities

Cash from financing activities includes:

•	issuances and payments of debt;

•	borrowings and payments under revolving lines of credit;

•	proceeds from issuances of stock; and

•	payment of cash dividends and repurchases of stock.

In 2017, financing activities provided cash of $288.8 million, including an aggregate of $250.0 million from the issuance of the 2024 Senior Notes, which was primarily used to redeem the 2019 Senior Notes at a cost of $234.9 million and $300.0 million from the issuance of the 2026 Senior Notes which along with cash on hand was used to redeem, on January 5, 2018, $300.0 million of 2022 Senior Notes at a cost of $317.4 million. In 2017, debt issuance costs primarily for the 2024 Senior Notes and the 2026 Senior Notes used cash of $11.6 million, dividend payments used cash of $29.9 million and scheduled payments in respect of our Stendal mill’s interest rate swap contract used cash of $6.9 million. In 2017, we also drew $22.3 million on a revolving credit facility to partially finance the acquisition of the Friesau Facility and to build its working capital. In 2016, financing activities used cash of $62.4 million, primarily due to our quarterly dividend payments which used cash of $29.7 million, the repurchase and cancellation of $23.0 million of our 2019 Senior Notes, which used cash of $23.1 million, and scheduled payments in respect of the Stendal interest rate swap contract, which used cash of $10.9 million. In 2015, financing activities used cash of $56.7 million, primarily due to repayments of our revolving credit facilities, which used cash of $23.1 million, the redemption of the payment-in-kind note issued in respect of the purchase of the minority interest in our Stendal mill in 2014, which used cash of $10.8 million, scheduled payments in respect of the Stendal interest rate swap contract, which used cash of approximately $13.5 million, and our quarterly dividend payment, which used cash of $7.4 million.

Balance Sheet Data

The following table is a summary of selected financial information for the dates indicated:

	December 31,
	2017	2016
Financial Position	(in thousands)
Cash and cash equivalents(1)	$143,299	$136,569
Working capital	$421,873	$308,681
Total assets(2)	$1,724,710	$1,158,708
Long-term liabilities(2)	$743,578	$686,410
Total equity	$550,666	$379,128

(1)	Excludes restricted cash and cash held to redeem $300.0 million of 2022 Senior Notes on January 5, 2018.
(2)	In December 2017, we issued $300.0 million of 2026 Senior Notes and used the proceeds along with cash on hand to redeem, on January 5, 2018, $300.0 million of 2022 Senior Notes.

(76)

At December 31, 2017, our pulp and wood products segments had total assets of $1,253.5 million and $116.3 million, respectively.

Sources and Uses of Funds

Our principal sources of funds are cash flows from operations and cash and cash equivalents on hand. Our principal uses of funds consist of operating expenditures, capital expenditures and interest payments on our Senior Notes.

The following table sets out our total capital expenditures and interest expense for the periods indicated:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Capital expenditures	$57,915	$42,526	$46,536
Cash paid for interest expense(1)	$45,908	$50,159	$51,975
Interest expense(2)	$54,796	$51,575	$53,891

(1)	Amounts differ from interest expense which includes non-cash items. See supplemental disclosure of cash flow information from our consolidated financial statements included in this annual report.
(2)

Interest on our 2022 Senior Notes is paid semi-annually in June and December of each year. In March 2017, we redeemed our 2019 Senior Notes and, in January 2018, we redeemed $300 million of our 2022 Senior Notes. Interest on our 2024 Senior Notes is paid semi-annually in February and August of each year and interest on our 2026 Senior Notes is paid semi-annually in January and July of each year, commencing in July 2018. See Item 1. “Business – Description of Certain Indebtedness” for further information.

In 2017, we expended $29.9 million to pay four quarterly dividends of $0.115 per common share.

As at December 31, 2017, our cash and cash equivalents were $143.3 million, compared to $136.6 million at the end of 2016.

As at December 31, 2017, we had approximately $170.7 million available under our revolving credit facilities. Subsequently in 2018, we established the €25.0 million Holz Facility.

As at December 31, 2017, we had no material commitments to acquire assets or operating businesses.

In 2018, excluding amounts being financed through government grants, we currently expect capital expenditures to be approximately $85 million to $95 million.

We currently consider the majority of undistributed earnings of our foreign subsidiaries to be indefinitely reinvested and, accordingly, no U.S. income tax has been provided on such earnings. However, if we were required to repatriate funds to the United States, we believe that we currently could repatriate the majority thereof without incurring any material amount of taxes as a result of our shareholder advances, tax loss carryforwards and U.S. tax reform. However, it is currently not practical to estimate the income tax liability that might be incurred if such earnings were remitted to the United States. Substantially all of our undistributed earnings are held by our foreign subsidiaries outside of the United States.

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

(77)

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

Credit Facilities and Debt Covenants

We had the following principal amounts outstanding under our credit facilities and Senior Notes as at the dates indicated:

	December 31,
	Actual		As Adjusted
	2017	2016	2017(1)
	(in thousands)
Stendal Revolving Credit Facility	$-	$-	$-
Rosenthal Joint Revolving Facility	$25,185	$-	$-
Rosenthal revolving €5.0 million facility	$-	$-	$-
Celgar Working Capital Facility	$-	$-	$-
2019 Senior Notes	$-	$227,000	$-
2022 Senior Notes	$400,000	$400,000	$100,000
2024 Senior Notes	$250,000	$-	$250,000
2026 Senior Notes	$300,000	$-	$300,000

(1)

In December 2017, we issued $300.0 million of 2026 Senior Notes and on January 5, 2018, we redeemed $300.0 million of our 2022 Senior Notes. See Item 1. “Business - Description of Certain Indebtedness” for further information.

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

Under the Rosenthal Joint Revolving Facility, until June 30, 2018, our Rosenthal mill must not exceed a ratio of net debt to EBITDA of 3:1 in any 12-month period and its current assets to current liabilities must equal or exceed 1.1:1. After June 30, 2018, the borrowers under the facility, being Rosenthal and MTP, jointly must not exceed a ratio of net debt to EBITDA of 3.5:1 and their current assets to current liabilities must equal or exceed 1.1:1.

The Celgar Working Capital Facility includes a covenant that, for so long as the excess amount under the facility is less than C$5.0 million, then until it becomes equal to or greater than such amount, the Celgar mill must maintain a fixed charge coverage ratio of not less than 1.1:1.0 for each 12-month period.

The Stendal Revolving Credit Facility is provided by a syndicate of four financial institutions, the Rosenthal Joint Revolving Facility is provided by two financial institutions and our Celgar Working Capital Facility and our Rosenthal revolving €5.0 million facility are each provided by one financial institution. To

(78)

date we have not experienced any reductions in credit availability with respect to these credit facilities. However, if any of these financial institutions were to default on their commitment to fund, we could be adversely affected.

The indentures governing the Senior Notes do not contain any financial maintenance covenants and there are no scheduled principal payments until maturity. Interest on our 2022 Senior Notes is payable semi-annually in arrears on June 1 and December 1, commencing June 1, 2015, at the rate of 7.75% and they mature in December 2022. Interest on our 2024 Senior Notes is payable semi-annually in arrears on February 1 and August 1, commencing August 1, 2017, at the rate of 6.50% and they mature in February 2024. Interest on our 2026 Senior Notes is payable semi-annually in arrears on January 15 and July 15, commencing July 15, 2018, at the rate of 5.50% and they mature in January 2026.

As at December 31, 2017, we were in full compliance with all of the covenants of our indebtedness.

Off-Balance-Sheet Activities

At December 31, 2017 and 2016, we had no off-balance sheet arrangements.

Contractual Obligations and Commitments

The following table sets out our contractual obligations and commitments as at December 31, 2017:

	Payments Due By Period
Contractual Obligations(1)	2018		2019-2020	2021-2022	Beyond 2022	Total
	(in thousands)
Debt(2)	$300,000	(3)	$-	$125,185	$550,000	$975,185
Interest on debt(4)	43,238		84,543	82,137	67,792	277,710
Capital lease obligations(5)	3,756		7,095	4,088	11,917	26,856
Operating lease obligations(6)	1,876		1,359	-	-	3,235
Purchase obligations(7)	7,389		5,767	890	-	14,046
Other long-term liabilities(8)	3,210		6,528	6,607	16,787	33,132

Total	$359,469		$105,292	$218,907	$646,496	$1,330,164

(1)

We have identified approximately $5.3 million of asset retirement obligations. However, due to the uncertain timing related to these potential liabilities, we are unable to allocate the payments in the contractual obligations table.

(2)

This reflects the future principal payments due under our debt obligations. See Item 1. “Business – Description of Certain Indebtedness” and Note 7 to our consolidated financial statements included herein for a description of such indebtedness.

(3)	In January 2018, we redeemed $300.0 million of our 2022 Senior Notes. See Item 1. “Business – Description of Certain Indebtedness” for further information.
(4)

Amounts presented for interest payments assume that all debt outstanding as of December 31, 2017 will remain outstanding until maturity, and interest rates on variable rate debt in effect as of December 31, 2017 will remain in effect until maturity.

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

(79)

We translate foreign denominated assets and liabilities into dollars at the rate of exchange on the balance sheet date. Equity accounts are translated using historical exchange rates. Unrealized gains or losses from these translations are recorded in our other comprehensive income (loss) and do not affect our net earnings.

In 2017, accumulated other comprehensive loss decreased by $126.3 million to a loss of $59.0 million, primarily due to the foreign currency translation adjustment.

Based upon the exchange rate at December 31, 2017, the dollar was approximately 14% weaker against the euro and approximately 7% weaker against the Canadian dollar since December 31, 2016. See Item 7A. “Quantitative and Qualitative Disclosures about Market Risk”.

Credit Ratings of Senior Notes

We and our Senior Notes are rated by Standard & Poor’s Rating Services, referred to as “S&P”, and Moody’s Investors Service, Inc., referred to as “Moody’s”.

S&P and Moody’s base their assessment of the credit risk on our Senior Notes on the business and financial profile of Mercer Inc. and our restricted subsidiaries under the indentures governing the Senior Notes. As of December 31, 2017, all of our subsidiaries are restricted subsidiaries. Factors that may affect our credit rating include changes in our operating performance and liquidity. Credit rating downgrades can adversely impact, among other things, future borrowing costs and access to capital markets.

Moody’s rating on our Senior Notes is B1 and its outlook is stable and S&P’s rating on our Senior Notes is BB- and its recovery rating is “3”.

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

(80)

Pension and Other Post-Retirement Benefit Obligations

We maintain a defined benefit pension plan and other post-retirement benefit plan for certain employees at our Celgar mill which is funded based on actuarial estimates and requirements and are non-contributory. We recognize the net funded status of the plan and we record net periodic benefit costs associated with these net obligations. As at December 31, 2017, we had pension and other post-retirement benefit obligations aggregating $59.1 million and accumulated pension plan assets with a fair value of $37.1 million. Our 2017 net periodic pension and other post-retirement benefit costs were $2.2 million. The amounts recorded for the net pension and other post-retirement obligations include various judgments and uncertainties.

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

•

return on assets – used to estimate the growth in the value of invested assets that are available to satisfy pension obligations and to determine the expected return on the plan assets component of our net periodic pension costs;

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

(81)

Variations in assumptions described above could have a significant effect on the pension and other post-retirement benefits net periodic benefit cost and obligation reported in our consolidated financial statements. For example, a one-percentage point change in any one of the following assumptions would have increased (decreased) our 2017 net periodic benefit cost and our accrued benefit obligation as follows:

	Net periodic benefit cost		Accrued benefit obligation
	1% increase	1% decrease	1% increase	1% decrease
Assumption	($ in thousands)
Discount rate	121	(196)	(6,886)	7,823
Return on assets	(327)	327	N/A	N/A
Rate of compensation	14	(14)	350	(347)
Health care cost trend rate	32	(34)	601	(583)

Deferred Taxes

As at December 31, 2017, we had $1.4 million in deferred tax assets and $32.0 million in deferred tax liabilities, resulting in a net deferred tax liability of $30.6 million. Our tax assets are net of a $75.7 million valuation allowance. Our deferred tax assets are comprised primarily of tax loss and interest carryforwards and deductible temporary differences, all of which will reduce taxable income in the future. We assess the realization of these deferred tax assets at each reporting period to determine whether it is more likely than not that the deferred tax assets will be realized. Our assessment includes a review of all available positive and negative evidence, including, but not limited to, the following:

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

Property, Plant and Equipment

As at December 31, 2017, we had property, plant and equipment recorded in our Consolidated Balance Sheet of $844.8 million. In 2017, we recorded depreciation and amortization for property, plant and equipment of $80.9 million.

(82)

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

Business Combination

We allocate the total purchase of the assets acquired and liabilities assumed based on their estimated fair values as of the business combination date. In developing estimates of fair values for long-lived assets, including identifiable intangible assets, we utilize a variety of inputs including forecasted cash flows, discount rates, estimated replacement costs and depreciation and obsolescence factors. Determining the fair value for specifically identified intangible assets such as contracts involves judgment. We may refine our estimates and make adjustments to the assets acquired and liabilities assumed over a measurement period, not to exceed one year. Upon the conclusion of the measurement period or the final determination of the values of assets acquired and liabilities assumed, whichever comes first, any subsequent adjustments are charged to earnings. Subsequent actual results of the underlying business activity supporting the specifically identified intangible assets could change, requiring us to record impairment charges or accelerate the remaining useful life.

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

(83)

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

New Accounting Standards

See Note 1 to our consolidated financial statements included in Item 15 of this annual report on Form 10-K.

(84)

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to risks associated with fluctuations in:

•	foreign currency exchange rates;

•	prices for the products we manufacture and in particular for NBSK pulp and lumber;

•	fiber costs;

•	credit risk; and

•	interest rates.

For a discussion of our earnings sensitivities to foreign exchange rates, NBSK pulp and lumber prices and fiber costs, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Sensitivities” on page 73 hereof.

Foreign Currency Exchange Risk

We compete with producers from around the world, particularly Europe and North America, in our product lines. We sell our principal product, pulp, mainly in transactions denominated in dollars but sell certain other products including energy and European lumber in local currencies, being euros and Canadian dollars. Changes in the relative strength or weakness of the dollar versus the euro and the Canadian dollar affect our operating costs and margins. A stronger dollar lowers our operating costs but can in turn increase the cost of pulp to our customers and thereby create downward pressure on prices. On the other hand, a weaker dollar tends to increase our operating costs but tends to support higher pulp prices.

We are particularly sensitive to changes in the value of the dollar versus the euro and Canadian dollar. We expect exchange rate fluctuations to continue to impact costs and revenues, but we cannot predict the magnitude or direction of this effect for any period, and there can be no assurance of any future effects.

Furthermore, certain of our assets and liabilities are denominated in euros and Canadian dollars. A depreciation of these currencies against the dollar will decrease the fair value of such financial instrument assets and an appreciation of these currencies against the dollar will increase the fair value of such financial instrument liabilities, thereby decreasing our fair value. An appreciation of these currencies against the dollar will increase the fair value of such financial instrument assets and a depreciation of these currencies against the dollar will decrease the fair value of financial instrument liabilities, thereby increasing our fair value. As a result, our earnings can be subject to the potentially significant effect of foreign currency translation gains or losses in respect of these euros and Canadian dollar items.

(85)

The following table provides information about our exposure to foreign currency exchange rate fluctuations for the carrying amount of financial instruments sensitive to such fluctuations as at December 31, 2017 and expected cash flows from these instruments:

	As at December 31, 2017
	Carrying Value	Fair Value	Expected maturity date
Financial Instruments			2018	2019	2020	2021	2022	Thereafter
	(in thousands)
in euros
Cash and cash equivalents	21,003	21,003	21,003	-	-	-	-	-
Accounts receivable	70,231	70,231	70,231	-	-	-	-	-
Accounts payable and accrued liabilities	67,665	67,665	67,665	-	-	-	-	-
Capital leases	17,908	17,908	2,426	3,165	1,398	1,299	1,351	8,269
Debt	21,000	21,000	-	-	-	-	21,000	-

in Canadian dollars
Cash and cash equivalents	8,804	8,804	8,804	-	-	-	-	-
Accounts receivable	7,195	7,195	7,195	-	-	-	-	-
Accounts payable and accrued liabilities	30,235	30,235	30,235	-	-	-	-	-
Capital leases	1,152	1,152	286	286	286	286	8	-

Product Price Risk

Historically, economic and market shifts, fluctuations in capacity and changes in foreign currency exchange rates have created cyclical changes in prices, sales volume and margins for our products, particularly NBSK pulp and lumber. In general, our products are commodities that are widely available from other producers and, because these products have few distinguishing qualities from producer to producer, competition is based primarily on price which is determined by supply relative to demand. The overall levels of demand for the products we manufacture, and consequently our sales and profitability, reflect fluctuations in end user demand.

Fiber Price Risk

Fiber in the form of wood chips, pulp logs and sawlogs represents our largest operating cost. Fiber is a market-priced commodity and, as such, is subject to fluctuations in prices based on supply and demand. Increases in the prices of fiber will tend to increase our operating costs and reduce our operating margins.

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

(86)

The following tables provide information about our exposure to interest rate fluctuations for the financial instruments sensitive to such fluctuations as at December 31, 2017 and expected cash flows from these instruments:

	As at December 31, 2017
	Total	Fair Value	Expected maturity date
			2018	2019	2020	2021	2022	Thereafter
	(in thousands, other than percentages)
Liabilities
Long-term debt:
Fixed rate ($)(1)(2)(3)	950,000	989,125	300,000	-	-	-	100,000	550,000
Average interest rate	6.71%	6.71%	7.75%	-	-	-	7.75%	5.95%
Variable rate ($)(4)	25,185	25,185	-	-	-	-	25,185	-
Average interest rate	2.95%	2.95%	-	-	-	-	2.95%	-

(1)

2022 Senior Notes bearing interest at 7.75%, principal amount $400.0 million. In January 2018, we redeemed $300.0 million principal amount of our 2022 Senior Notes. See Item 1. “Business – Description of Certain Indebtedness” for further information.

(2)	2024 Senior Notes bearing interest at 6.50%, principal amount $250.0 million.
(3)	2026 Senior Notes bearing interest at 5.50%, principal amount $300.0 million.
(4)	Rosenthal Joint Revolving Facility bearing interest at Euribor plus 2.95%.

Credit Risk

We are exposed to credit risk on the accounts receivable from our customers. In order to manage our credit risk, we have adopted policies which include the analysis of the financial position of our customers and the regular review of their credit limits. We also subscribe to credit insurance and, in some cases, require bank letters of credit. Our customers are mainly in the business of tissue, printing, paper converting and other consumer products, as well as lumber wholesale and retail.

Risk Management and Derivatives

We seek to manage these risks through internal risk management policies as well as the periodic use of derivatives. We may use derivatives to reduce or limit our exposure to interest rate and currency risks. We may also use derivatives to reduce or limit our exposure to fluctuations in pulp and lumber prices. We use derivatives to reduce our potential losses or to augment our potential gains, depending on our management’s perception of future economic events and developments. These types of derivatives are generally highly speculative in nature. They are also very volatile as they are highly leveraged given that margin requirements are relatively low in proportion to notional amounts.

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

(87)

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

As at December 31, 2017, we had no outstanding derivatives. In 2016, we had no outstanding derivatives, other than our Stendal mill’s interest rate swap contract which matured and was terminated in October 2017.

However, in the future, we may from time to time use foreign exchange derivatives to convert some of our costs (including currency swaps relating to our long-term indebtedness) from euros to dollars as our principal product is priced in dollars. We have also converted some of our costs to dollars by issuing long-term dollar-denominated debt in the form of our Senior Notes. We may also from time to time use pulp or lumber derivatives to fix price realizations and interest rate derivatives to fix the rate of interest on indebtedness.

We record unrealized gains and losses on our outstanding derivatives when they are marked to market at the end of each reporting period and realized gains or losses on them when they are settled. We determine market valuations based primarily upon valuations provided by our counterparties.

We are exposed to modest credit related risks in the event of non-performance by counterparties to derivative contracts.

The following table and the notes thereto sets forth the maturity date, the notional amount, the recognized gain or loss and the strike and swap rates for derivatives that were in effect during 2017 and 2016:

		December 31, 2017		December 31, 2016
Derivative Instrument	Maturity Date	Notional Amount	Recognized Gain (Loss)	Notional Amount	Recognized Gain (Loss)
		(in millions)	(in thousands)	(in millions)	(in thousands)
Stendal interest rate swap(1)	October 2017	$-	$-	$135.4	$(241)

(1)

In 2002, Stendal entered into the Stendal interest rate swap contract with respect to an aggregate maximum amount of approximately €612.6 million of the principal amount of the long-term indebtedness under its then credit facility. The remaining contract commenced in April 2005 for a notional amount of €612.6 million, with an interest rate of 5.28%, and the notional amount gradually decreased and the contract terminated in October 2017.

(88)

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and supplementary data required with respect to this Item 8, and as listed in Item 15 of this annual report on Form 10-K, are included in this annual report on Form 10-K commencing on page 102.

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

(89)

Management assessed the effectiveness of Mercer’s internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework, as issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment and those criteria, management concluded that Mercer maintained effective internal control over financial reporting as of December 31, 2017.

The effectiveness of Mercer’s internal control over financial reporting as of December 31, 2017 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their attestation report which appears within.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

(90)

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Chairman, Chief Executive Officer and Directors

We are governed by a board of directors, referred to as the “Board”, each member of which is elected annually. The following sets forth information relating to our directors and executive officers.

Jimmy S.H. Lee, Executive Chairman and Director, age 60, has served as director since May 1985, as President and Chief Executive Officer from 1992 to July 2015 and as Executive Chairman since July 2015. In March 2016, Mr. Lee was appointed a director of Golden Valley Mines Ltd. Previously, during the period when MFC Bancorp Ltd. was our affiliate, he served as a director from 1986 and President from 1988 to December 1996 when it was spun out. Mr. Lee was also a director of Quinsam Capital Corp. from March 2004 to November 2007 and Fortress Paper Ltd. from August 2006 to April 2008. During Mr. Lee’s tenure with Mercer, we acquired the Rosenthal mill and converted it to the production of kraft pulp, constructed and commenced operations at the Stendal mill and acquired the Celgar mill and the Friesau Facility. He holds a Bachelor of Science degree in Chemical Engineering from the University of British Columbia, Canada. Mr. Lee possesses particular knowledge and experience in our business as a “founder” and as our Chief Executive Officer for over 24 years. He also has broad knowledge and experience in finance and banking, credit markets, international pulp markets, derivative risk management and capital allocation. Through his experience and background, Mr. Lee provides vision and leadership to the Board. Mr. Lee also provides the Board with insight and information regarding our strategy, operations and business.

David M. Gandossi, Chief Executive Officer, President and Director, age 60, has served as a director and as Chief Executive Officer and President since July 2015 and served as Executive Vice-President, Chief Financial Officer and Secretary from August 2003 to July 2015. His previous roles included Chief Financial Officer and other senior executive positions with Formation Forest Products and Pacifica Papers Inc. Mr. Gandossi has previously chaired a number of industry working committees or groups including The B.C. Pulp and Paper Task Force, the BC Bio-economy Transformation Council and the FPI National Research Advisory Committee. He also participated in the Pulp and Paper Advisory Committee to the BC Competition Council and was a member of B.C.‘s Working Roundtable on Forestry. He is currently a director of FPInnovations, The Forest Products Association of Canada (FPAC) and The Council of Forest Industries (COFI). Mr. Gandossi holds a Bachelor of Commerce degree from the University of British Columbia and is a Fellow of the Institute of Chartered Professional Accountants of British Columbia (ICABC).

Eric Lauritzen, Lead Director, Vice Chairman, age 79, has served as a director since June 2004. From 1994 until his retirement in 1998, he was President and Chief Executive Officer of Harmac Pacific, Inc., a TSX-listed pulp producer that was acquired by Pope & Talbot Inc. From 1981 to 1994, he served as Vice President, Pulp and Paper Marketing of MacMillan Bloedel Limited, a TSX-listed North American pulp and paper company that was acquired by Weyerhaeuser Company Limited. Mr. Lauritzen has accumulated extensive executive, production and marketing experience in the pulp and paper industry, particularly in the softwood kraft pulp sector. He received his Bachelor of Commerce degree in 1961 from the University of British Columbia and his M.B.A. in 1963 from Harvard Business School. Mr. Lauritzen brings to the Board broad industry and leadership experience and understanding of the pulp business on a global basis, including sales and marketing. He also provides leadership to our Board on board practices, governance matters and succession planning in his role as the Lead Director of the Board.

William D. McCartney, Director, age 62, has served as a director since January 2003. He has been the President and Chief Executive Officer of Pemcorp Management Inc., a corporate finance and

(91)

management consulting firm, since its inception in 1990. From 1984 to 1990, he was a founding partner of Davidson & Company, Chartered Accountants, where he specialized in business advisory services. He has been involved with numerous capital restructuring and financing events involving several public companies and brings substantial knowledge relating to the financial accounting and auditing processes. He is a member of the Local Advisory Committee of the TSX and TSX Venture Exchange. He is a chartered accountant and has been a member of the Chartered Professional Accountants of Canada since 1980. He holds a Bachelor of Arts degree in Business Administration from Simon Fraser University. Mr. McCartney has extensive experience in accounting, financial and capital markets. He provides the Board with insight and leads its review and understanding of accounting, financial and reporting matters. Mr. McCartney provides the Board experience and leadership on accounting and financial matters in his role as Chair of the Board’s Audit Committee.

Bernard Picchi, Director, age 68, has served as a director since June 2011. He is now Managing Director of Private Wealth Management for Palisade Capital Management, LLC, of Fort Lee, New Jersey, and has been in that role since July 2009. Before joining Palisade, Mr. Picchi served as Managing Partner of Willow Rock Associates from August 2008 through June 2009, a company which advised securities firms on energy investments. From March 2003 through July 2008, Mr. Picchi served as Senior Energy Analyst at two independent research firms based in New York City, Foresight Research Solutions (2003-2005) and Wall Street Access (2006-2008). From 1999 through 2002, he was Director of U.S. Equity Research at Pittsburgh-based Federated Investors, where he also managed the Capital Appreciation Fund, a 5-star rated (during his tenure) $1.5 billion equity mutual fund. Before Federated Investors, Mr. Picchi enjoyed a 20-year career on Wall Street (Salomon Brothers, Kidder Peabody, and Lehman Brothers) both as an award-winning energy analyst and as an executive (Director of U.S. Equity Research at Lehman in the mid-1990s). He began his post-college career at Mellon Bank in Pittsburgh, Pennsylvania. Mr. Picchi holds a Bachelor of Science degree in Foreign Service from Georgetown University, and he has achieved the professional designation Chartered Financial Analyst. He has also served on various non-profit boards, most notably that of the Georgetown University Library on which he has served for the past 30 years. Mr. Picchi brings to our Board his significant experience and financial expertise in the capital markets, investments and analysis of public companies. His broad experience in the capital markets and particularly as a financial analyst and wealth manager provide the Board with valuable insight into the expectations, concerns and interests of investors, shareholders and the capital markets generally.

James Shepherd, Director, age 65, has served as a director since June 2011. He is also currently a director of Buckman Laboratories International Inc. Mr. Shepherd was President and Chief Executive Officer of Canfor Corporation from 2004 to 2007 and Slocan Forest Products Ltd. from 1999 to 2004. He is also the former President of Crestbrook Forest Industries Ltd. and Finlay Forest Industries Limited and the former Chairman of the Forest Products Association of Canada. Mr. Shepherd has previously served as a director of Conifex Timber Inc., Canfor Corporation and Canfor Pulp Income Fund (now Canfor Pulp Products Inc.). Mr. Shepherd holds a degree in Mechanical Engineering from Queen’s University. Mr. Shepherd has held several chief executive officer leadership and other senior positions in the forest industry. As a result, Mr. Shepherd brings to the Board extensive senior executive experience relevant to our operations and an understanding of all aspects of the forest products business, ranging from fiber harvesting to lumber and pulp and paper operations. He also brings to our Board significant experience and background in the designing, execution and implementation of large, complex capital projects at large manufacturing facilities like our mills.

R. Keith Purchase, Director, age 73, has served as a director since June 2012. Mr. Purchase was Executive Vice-President and Chief Operating Officer for MacMillan Bloedel Ltd. from 1998 to 1999, President and Chief Executive Officer of TimberWest Forest Ltd. from 1994 to 1998 and Managing Director of Tasman Pulp and Paper from 1990 to 1994. Mr. Purchase was previously a director of Catalyst

(92)

Paper Corporation and Chair of its board of directors. Mr. Purchase has held several very senior positions in significant companies involved in the forestry industry. He brings to the Board extensive senior executive experience relevant to the Company’s operations, as well as significant board of director leadership experience from a wide variety of companies.

Nancy Orr, Director, age 67, has served as a director since May 2013. Ms. Orr is also a director of Protocol Biomass Corp., Prometic Life Sciences Inc., Ressources Québec Inc., and of AAA Trichomes, a subsidiary of Investissement Québec. Ms. Orr’s previous experience includes serving as President of Dynamis Group Inc. from 1991 to 2007, a private company involved in the energy and wood recycling sectors in Europe and the United States. Ms. Orr also served as Interim Chief Financial Officer of Redline Communications Inc., where she also served as a director, Chair of its Audit Committee and a member of its Compensation Committee. She brings to the Board significant experience as a senior executive, director and audit and compensation committee member of a wide variety of publicly traded companies and government corporations, including the Bank of Canada, Dundee Wealth Management Inc., Fibrek Inc., Donohue Inc., les Services Financiers CDPQ – la Caisse de dépôt et placement du Québec, H.E.C. Montréal and FRV Media Inc. Ms. Orr is a member of the Women Corporate Directors and a Fellow member of the Chartered Professional Accountants of Quebec and holds a Master of Business Administration from Queen’s University and a Bachelor of Arts degree from the University of Western Ontario. Ms. Orr brings to the Board extensive experience and knowledge in the forest products industry and in financial and accounting matters. She provides the Board with valuable experience and insight into board and governance practices and accounting matters.

Marti Morfitt, Director, age 60, has served as a director since May 31, 2017. Ms. Morfitt is currently the President and Chief Executive Officer of River Rock Partners, Inc., a business consulting group based in Naples, Florida. Ms. Morfitt was the Chief Executive Officer of Airborne, Inc. from 2009 to 2012, the President and Chief Executive Officer, Chief Operating Officer and a Director of CNS, Inc. and the VP, Meals US of the Pillsbury Company from 1982 to 1998. She currently serves as a director of Graco Inc. and lululemon athletica, Inc. Ms. Morfitt brings a track record of industry leading business performance in the consumer packaged goods industry. She brings to the Board extensive senior executive experience, as well as significant public company board experience from a wide variety of companies.

Other Executive Officers

David K. Ure, Chief Financial Officer and Secretary, age 50, returned to Mercer in September 2013, assuming the role of Senior Vice President, Finance from September 2013 to July 2015 and the role of Chief Financial Officer and Secretary from July 2015. Prior to serving as Vice President, Finance of Sierra Wireless Inc., Mr. Ure was Vice President, Controller at Mercer from 2006 to 2010. He has also served as Controller at various companies including Catalyst Paper Corp., Pacifica Papers Inc., and Trojan Lithograph Corporation, as well as Chief Financial Officer and Secretary of Finlay Forest Industries Inc. Mr. Ure has over 15 years’ experience in the forest products industry. He also has served on various non-profit boards in the neuro developmental research, child disability and family support spaces and currently sits on the boards of Kids Brain Health Network Inc., Semiahmoo House Society and Peninsula Estates Housing Society. He holds a Bachelor of Commerce in Finance from the University of British Columbia, Canada and is a member of the Chartered Professional Accountants of Canada.

Adolf Koppensteiner, Chief Operating Officer, age 56, has served as Managing Director, Operations and Technical of the Stendal mill since October 2013, prior to which he served as Mill Manager at the Rosenthal mill since joining Mercer in 2007. In the past, Mr. Koppensteiner was Managing Director of Kvaerner Central Europe, where he was responsible for sales and service for fifteen years. His whole

(93)

career has been in the pulp and paper industry, where he has held a variety of positions building up significant experience in engineering, project work, and pulp mill start-ups, as well as the development and optimization of operating processes.

Leonhard Nossol, age 60, has served as our Group Controller for Europe since August 2005. He has also been Managing Director of Rosenthal since 1997 and the sole Managing Director of Rosenthal since 2005. Before joining Mercer, Mr. Nossol was Director, Finance and Administration for a German household appliance producer from 1992 to 1997. Prior to this, he was Operations Controller at Grundig AG (consumer electronics) in Nürnberg. Mr. Nossol has been a member of the board of directors of the Pulp and Paper Association of Germany since 2014 and was elected as the speaker of the forest and wood unit of such association since 2014. He has been a member of the German Industry Federation’s (BDI) Tax Committee since 2003. He was elected President of the German Wood Users Association (AGR) in 2013. He is also a member of the Scientific Advisory Board of Germany’s Thünen Insitute, the federal research institute for forestry, fishery and agriculture. Mr. Nossol holds a Political Science degree from Freie Universität Berlin and a degree in Business Management from the University of Applied Sciences in Berlin.

Richard Short, age 50, has served as Vice President, Controller since February 2014 and as Controller from November 2010 to February 2014, prior to which he served as Controller and Director, Corporate Finance since joining Mercer in 2007. Previous roles include Controller, Financial Reporting from 2006 to 2007 and Director, Corporate Finance from 2004 to 2006 with Catalyst Paper Corporation and Assistant Controller at The Alderwoods Group, Inc. Mr. Short holds a Bachelor of Arts in Psychology from the University of British Columbia and has been a member of the Chartered Professional Accountants of Canada since 1993.

Eric X. Heine, age 54, has served as Vice President of Sales and Marketing for North America and Asia since June 2005. Mr. Heine was previously Vice President Pulp and International Paper Sales and Marketing for Domtar Inc. from 1999 to 2005. Mr. Heine has over twenty-five years of experience in the pulp and paper industry, including developing strategic sales channels and market partners to build corporate brands. He holds a Bachelor of Science in Forestry (Wood Science) from the University of Toronto, Canada.

Wolfram Ridder, age 56, has served as Vice President of Business Development since 2005, prior to which he served as Managing Director at Mercer’s Stendal mill from 2001 to 2005. Mr. Ridder also served as Vice President Pulp Operations, Assistant to CEO from 1999 to 2005 and Assistant Managing Director at the Rosenthal mill from 1995 to 1998. Prior to joining Mercer, Mr. Ridder worked as a Scientist for pulping technology development at the German Federal Research Center for Wood Science and Technology in Hamburg from 1988 to 1995. Mr. Ridder has a Master of Business Administration and a Master of Wood Science and Forest Product Technology from Hamburg University.

Genevieve Stannus, age 47, has served as Treasurer since July 2005, prior to which she served as Senior Financial Analyst since joining Mercer in August 2003. Prior to her role at Mercer, Ms. Stannus held Senior Treasury Analyst positions with Catalyst Paper Corporation and Pacifica Papers Inc. Ms. Stannus has over twenty years of experience in the forest products industry. She is a member of the Chartered Professional Accountants of Canada.

Brian Merwin, age 44, has served as Vice President, Strategic Initiatives since February 2009. Mr. Merwin previously held roles within Mercer such as Director, Strategic and Business Initiatives, and Business Analyst. He was a key member of the Celgar Energy Project, and was instrumental in the development of the B.C. Hydro energy purchase agreement and securing the ecoENERGY grant. Mr. Merwin has a Master of Business Administration from the Richard Ivey School of Business in Ontario, Canada and a Bachelor of Commerce degree from the University of British Columbia, Canada.

(94)

We also have experienced mill managers at all of our mills who have operated through multiple business cycles in the pulp industry.

The Board met nine times during 2017 and, with the exception of Ms. Morfitt, each current member of the Board attended 100% of the total number of such meetings and meetings of the committees of the Board on which they serve during their term. In addition, our independent directors regularly meet in separate executive sessions without any member of our management present. The Lead Director presides over these meetings. Although we do not have a formal policy with respect to attendance of directors at our annual meetings, all directors are encouraged and expected to attend such meetings if possible. All of our directors with the exception of Ms. Morfitt attended our 2017 annual meeting.

The Board has developed corporate governance guidelines in respect of: (i) the duties and responsibilities of the Board, its committees and officers; and (ii) practices with respect to the holding of regular quarterly and strategic meetings of the Board including separate meetings of non-management directors. The Board has established four standing committees, the Audit Committee, the Compensation and Human Resources Committee, the Governance and Nominating Committee and the Environmental, Health and Safety Committee.

Audit Committee

The Audit Committee was established in accordance with Section 3(a)(58)(A) of the Exchange Act and functions pursuant to a charter adopted by the directors. A copy of the current charter is incorporated by reference in the exhibits to this Form 10-K and is available on our website at www.mercerint.com under the “Governance” link. The function of the Audit Committee generally is to meet with and review the results of the audit of our financial statements performed by the independent registered public accounting firm and to recommend the selection of an independent registered public accounting firm. The members of the Audit Committee are Mr. McCartney, Ms. Orr and Ms. Morfitt, each of whom is independent under applicable laws and regulations and the listing requirements of the NASDAQ Global Select Market. Mr. McCartney is a Chartered Professional Accountant and a “financial expert” within the meaning of such term under the Sarbanes-Oxley Act of 2002. The Audit Committee met four times in 2017.

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

Compensation and Human Resources Committee

The Board has established a Compensation and Human Resources Committee. The Compensation and Human Resources Committee is responsible for reviewing and approving the strategy and design of our compensation, equity-based and benefits programs. The Compensation and Human Resources Committee functions pursuant to a charter adopted by the directors, a copy of which is available on our website at www.mercerint.com in the Corporate Governance Guidelines under the “Governance” link. The Compensation and Human Resources Committee is also responsible for approving all compensation actions relating to executive officers. The members of the Compensation and Human Resources Committee are Mr. Picchi, Mr. Shepherd, Ms. Orr and Ms. Morfitt, each of whom is independent under applicable laws and regulations and the listing requirements of the NASDAQ Global Select Market. The Compensation and Human Resources Committee met five times in 2017.

(95)

Governance and Nominating Committee

The Board has established a Governance and Nominating Committee comprised of Mr. Lauritzen, Mr. McCartney and Mr. Purchase, each of whom is independent under applicable laws and regulations and the listing requirements of the NASDAQ Global Select Market. The Governance and Nominating Committee functions pursuant to a charter adopted by the directors, a copy of which is incorporated by reference in the exhibits to this Form 10-K and is available on our website at www.mercerint.com in the Corporate Governance Guidelines under the “Governance” link. The purpose of the committee is to: (i) manage the corporate governance system of the Board; (ii) assist the Board in fulfilling its duties to meet applicable legal and regulatory and self-regulatory business principles and codes of best practice; (iii) assist in the creation of a corporate culture and environment of integrity and accountability; (iv) in conjunction with the Lead Director, monitor the quality of the relationship between the Board and management; (v) review management succession plans; (vi) recommend to the Board nominees for appointment to the Board; (vii) lead the Board’s annual review of the Chief Executive Officer’s performance; and (viii) set the Board’s forward meeting agenda. The Governance and Nominating Committee met four times in 2017.

Environmental, Health and Safety Committee

The Board established an Environmental, Health and Safety Committee in 2006, currently comprised of Mr. Shepherd, Mr. Purchase, Mr. Lee and Mr. Gandossi, to review on behalf of the Board the policies and processes implemented by management, and the resulting impact and assessments of all our environmental, health and safety related activities. The Environmental, Health and Safety Committee functions pursuant to a charter adopted by the directors, a copy of which is available on our website at www.mercerint.com in the Corporate Governance Guidelines under the “Governance” link. More specifically, the Environmental, Health and Safety Committee is to: (i) review and approve, and if necessary revise, our environmental, health and safety policies and environmental compliance programs; (ii) monitor our environmental, health and safety management systems including internal and external audit results and reporting; and (iii) provide direction to management on the frequency and focus of external independent environmental, health and safety audits. The Environmental, Health and Safety Committee met four times in 2017.

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

(96)

Section 16(a) Beneficial Ownership Reporting Compliance

The information required under “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated by reference from the proxy statement relating to our annual meeting to be held in 2018, which will be filed with the SEC within 120 days of our most recently completed fiscal year.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated by reference from the proxy statement relating to our annual meeting to be held in 2018, which will be filed with the SEC within 120 days of our most recently completed fiscal year.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is incorporated by reference from the proxy statement relating to our annual meeting to be held in 2018, which will be filed with the SEC within 120 days of our most recently completed fiscal year.

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

The information called for by Items 404(a) and 407(a) of Regulation S-K required to be included under this Item 13 is incorporated by reference from the proxy statement relating to our annual meeting to be held in 2018, which will be filed with the SEC within 120 days of our most recently completed fiscal year.

(97)

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 is incorporated by reference from the proxy statement relating to our annual meeting to be held in 2018, which will be filed with the SEC within 120 days of our most recently completed fiscal year.

(98)

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

4.3

Indenture dated December 20, 2017 between Mercer International Inc. and Wells Fargo Bank, National Association, as trustee, relating to the 2026 Senior Notes. Incorporated by reference from Form 8-K filed December 20, 2017.

10.1

Revolving Credit Facility Agreement dated November 25, 2014 among Zellstoff Stendal GmbH, UniCredit Bank AG, Credit Suisse AG, London Branch, Royal Bank of Canada and Barclays Bank PLC. Incorporated by reference from Form 8-K filed November 28, 2014.

10.2	Form of Trustee’s Indemnity Agreement between Mercer International Inc. and its Trustees. Incorporated by reference from Form 10-K filed March 31, 2003.

10.3†	Mercer International Inc. 2010 Stock Incentive Plan. Incorporated by reference from Appendix A to Mercer International Inc.’s definitive proxy statement on Schedule 14A filed April 24, 2014.

10.4†	Employment Agreement effective September 1, 2005 between Mercer International Inc. and Leonhard Nossol dated August 18, 2005. Incorporated by reference from Form 10-Q filed May 6, 2008.

(99)

10.5†	Employment Agreement dated October 2, 2006 between Stendal Pulp Holding GmbH and Wolfram Ridder. Incorporated by reference from Form 8-K filed October 3, 2006.

10.6

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

10.7

Second Amended and Restated Credit Agreement dated as of May 2, 2013 among Zellstoff Celgar Limited Partnership, as borrower, and the lenders from time to time parties thereto, as lenders, and Canadian Imperial Bank of Commerce, as agent. Incorporated by reference from Form 8-K filed May 8, 2013.

10.8

Asset Purchase Agreement between Mercer Timber Products GmbH (formerly Blitz B16-230 GmbH), Mercer International Inc., Klausner Holz Thüringen GmbH and Fritz Klausner dated February 21, 2017. Incorporated by reference from Form 10-Q filed April 28, 2017.

10.9

Revolving Credit Facility Agreement among Zellstoff-Und Papierfabrik Rosenthal GmbH and Mercer Timber Products GmbH, as borrowers, and UniCredit Bank AG, as bender, dated April 12, 2017. Incorporated by reference from Form 10-Q filed April 28, 2017.

10.10†	Employment Agreement between Mercer International Inc. and David Ure dated August 12, 2013. Incorporated by reference from Form 8-K filed on July 19, 2015.

10.11

First Amending Agreement dated October 21, 2014 between Zellstoff Celgar Limited Partnership, Mercer International Inc., as guarantor, and Canadian Imperial Bank of Commerce. Incorporated by reference from Form 10-Q filed October 31, 2014.

10.12†	Amendment to Employment Agreement between Mercer International Inc. and David Ure, dated July 17, 2015. Incorporated by reference from Form 8-K filed July 19, 2015.

10.13†

Second Amended and Restated Employment Agreement between Mercer International Inc. and Jimmy S.H. Lee, dated for reference September 29, 2015. Incorporated by reference from Form 8-K filed September 28, 2015.

10.14†

Amended and Restated Employment Agreement between Mercer International Inc. and David M. Gandossi, dated for reference September 29, 2015. Incorporated by reference from Form 8-K filed September 28, 2015.

10.15

Registration Rights Agreement dated February 3, 2017 between Mercer International Inc. and Credit Suisse Securities (USA) LLC, related to the 2024 Senior Notes. Incorporated by reference from Form 8-K filed on February 3, 2017.

10.16

Registration Rights Agreement dated March 27, 2017 between Mercer International Inc. and Credit Suisse Securities (USA) LLC, related to the 2024 Senior Notes. Incorporated by reference from Form 8-K filed on March 27, 2017.

10.17

Registration Rights Agreement dated December 20, 2017 between Mercer International Inc. and Credit Suisse Securities (USA) LLC, related to the 2026 Senior Notes. Incorporated by reference from Form 8-K filed on December 20, 2017.

21.1*	List of Subsidiaries of Registrant.

23.1*	Consent of PricewaterhouseCoopers LLP.

(100)

31.1*	Section 302 Certificate of Chief Executive Officer.

31.2*	Section 302 Certificate of Chief Financial Officer.

32.1*	Section 906 Certificate of Chief Executive Officer.

32.2*	Section 906 Certificate of Chief Financial Officer.

101*

The following financial statements from the Company’s annual report on Form 10-K for the year ended December 31, 2017, filed with the SEC on February 16, 2018, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Statements of Operations; (ii) Consolidated Statements of Comprehensive Income (Loss); (iii) Consolidated Balance Sheets; (iv) Consolidated Statements of Changes in Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to the Consolidated Financial Statements.

*	Filed herewith.
†	Denotes management contract or compensatory plan or arrangement.

ITEM 16.	FORM 10-K SUMMARY

None.

(101)

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Mercer International Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Mercer International Inc. and its subsidiaries, (together, the Company) as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, including the related notes (collectively referred to as the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and their results of operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB. We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting,

(102)

assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and limitations of internal control over financial reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

Chartered Professional Accountants

Vancouver, Canada

February 16, 2018

We have served as the Company’s auditors since 2007.

PricewaterhouseCoopers LLP

PricewaterhouseCoopers, 250 Howe Street, Suite 1400, Vancouver, British Columbia, Canada V6C 3S7

T: +1 604 806 7000, F: +1 604 806 7806, www.pwc.com/ca

“PwC” refers to PricewaterhouseCoopers LLP, an Ontario limited liability partnership.

(103)

MERCER INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands of U.S. dollars, except per share data)

	For the Year Ended December 31,
	2017	2016	2015

Revenues	$1,169,145	$931,623	$1,033,204
Costs and expenses
Operating costs, excluding depreciation and amortization	867,519	701,875	753,523
Operating depreciation and amortization	84,893	71,476	67,761
Selling, general and administrative expenses	49,679	44,529	46,236

Operating income	167,054	113,743	165,684

Other income (expenses)
Interest expense	(54,796)	(51,575)	(53,891)
Loss on settlement of debt (Note 7(a))	(10,696)	(454)	—
Other income (expenses)	2,373	(2,250)	(6,842)

Total other expenses	(63,119)	(54,279)	(60,733)

Income before provision for income taxes	103,935	59,464	104,951
Provision for income taxes	(33,452)	(24,521)	(29,449)

Net income	$70,483	$34,943	$75,502

Net income per common share
Basic	$1.09	$0.54	$1.17
Diluted	$1.08	$0.54	$1.17

Dividends declared per common share	$0.47	$0.46	$0.23

MERCER INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands of U.S. dollars)

	For the Year Ended December 31,
	2017	2016	2015
Net income	$70,483	$34,943	$75,502
Other comprehensive income (loss), net of taxes(1)
Foreign currency translation adjustment	120,509	(14,369)	(122,955)
Change in unrecognized losses and prior service costs related to defined benefit pension plan	5,763	675	3,949
Change in unrealized gains/losses on marketable securities	(4)	(1)	(127)

Other comprehensive income (loss), net of taxes(1)	126,268	(13,695)	(119,133)

Total comprehensive income (loss)	$196,751	$21,248	$(43,631)

(1)	Balances are net of tax effects of $nil in all years.

The accompanying notes are an integral part of these consolidated financial statements.

(104)

MERCER INTERNATIONAL INC.

CONSOLIDATED BALANCE SHEETS

(In thousands of U.S. dollars, except share and per share data)

	December 31,
	2017	2016
ASSETS
Current assets
Cash and cash equivalents	$143,299	$136,569
Restricted cash to redeem senior notes (Note 7(a))	317,439	—
Restricted cash (Note 14)	—	4,327
Accounts receivable	206,027	123,892
Inventories	176,601	133,451
Prepaid expenses and other	8,973	3,612

Total current assets	852,339	401,851

Property, plant and equipment, net	844,848	738,276
Intangible and other assets	26,147	7,591
Deferred income tax	1,376	10,990

Total assets	$1,724,710	$1,158,708

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and other	$133,557	$92,133
Pension and other post-retirement benefit obligations	985	1,037
Senior notes to be redeemed with restricted cash (Note 7(a))	295,924	—

Total current liabilities	430,466	93,170

Debt	662,997	617,545
Pension and other post-retirement benefit obligations	21,156	25,084
Capital leases and other	27,464	26,467
Deferred income tax	31,961	17,314

Total liabilities	1,174,044	779,580

Shareholders’ equity
Common shares $1 par value; 200,000,000 authorized; 65,017,000 issued and outstanding (2016 – 64,694,000)	64,974	64,656
Additional paid-in capital	338,695	333,673
Retained earnings	205,998	166,068
Accumulated other comprehensive loss	(59,001)	(185,269)

Total shareholders’ equity	550,666	379,128

Total liabilities and shareholders’ equity	$1,724,710	$1,158,708

Commitments and contingencies (Note 17)
Subsequent events (Note 7(a) and (f), 10)

The accompanying notes are an integral part of these consolidated financial statements.

(105)

MERCER INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands of U.S. dollars, except share data)

	Common Shares
	Number (thousands of shares)	Amount, at Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance, December 31, 2014	64,274	$64,156	$326,951	$100,214	$(52,441)	$438,880
Shares issued on grants of restricted shares	38	78	(78)	—	—	—
Shares issued on grants of performance share units	160	160	(160)	—	—	—
Shares issued on exercise of stock options	30	30	(30)	—	—	—
Stock compensation expense	—	—	2,563	—	—	2,563
Net income	—	—	—	75,502	—	75,502
Dividends declared	—	—	—	(14,836)	—	(14,836)
Other comprehensive loss	—	—	—	—	(119,133)	(119,133)

Balance, December 31, 2015	64,502	64,424	329,246	160,880	(171,574)	382,976
Shares issued on grants of restricted shares	38	78	(78)	—	—	—
Shares issued on grants of performance share units	154	154	(154)	—	—	—
Stock compensation expense	—	—	4,659	—	—	4,659
Net income	—	—	—	34,943	—	34,943
Dividends declared	—	—	—	(29,755)	—	(29,755)
Other comprehensive loss	—	—	—	—	(13,695)	(13,695)

Balance, December 31, 2016	64,694	64,656	333,673	166,068	(185,269)	379,128
Shares issued on grants of restricted shares	43	38	(38)	—	—	—
Shares issued on grants of performance share units	280	280	(280)	—	—	—
Stock compensation expense	—	—	2,890	—	—	2,890
Net income	—	—	—	70,483	—	70,483
Dividends declared	—	—	—	(30,553)	—	(30,553)
Settlement of short-swing trade profit claim	—	—	2,450	—	—	2,450
Other comprehensive income	—	—	—	—	126,268	126,268

Balance, December 31, 2017	65,017	$64,974	$338,695	$205,998	$(59,001)	$550,666

The accompanying notes are an integral part of these consolidated financial statements.

(106)

MERCER INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of U.S. dollars)

	For the Year Ended December 31,
	2017	2016	2015
Cash flows from (used in) operating activities
Net income	$70,483	$34,943	$75,502
Adjustments to reconcile net income to cash flows from operating activities
Depreciation and amortization	85,294	71,984	68,333
Deferred income tax provision	22,056	16,809	17,515
Loss on settlement of debt	10,696	454	—
Defined benefit pension plan and other post-retirement benefit plan expense	2,179	1,955	2,162
Stock compensation expense	2,890	4,659	2,409
Other	2,497	4,582	8,635
Defined benefit pension plan and other post-retirement benefit plan contributions	(2,031)	(2,316)	(2,349)
Changes in working capital
Accounts receivable	(64,949)	9,466	(11,256)
Inventories	(19,994)	6,844	(13,235)
Accounts payable and accrued expenses	37,170	(10,274)	9,665
Other	(4,365)	1,676	1,839

Net cash from (used in) operating activities	141,926	140,782	159,220

Cash flows from (used in) investing activities
Purchase of property, plant and equipment	(57,915)	(42,526)	(46,536)
Purchase of intangible assets	(1,777)	(1,844)	(3,809)
Acquisition of Friesau Facility (Note 2)	(61,627)	—	—
Other	(232)	67	528

Net cash from (used in) investing activities	(121,551)	(44,303)	(49,817)

Cash flows from (used in) financing activities
Repurchase of notes and repayment of debt	(234,945)	(23,079)	(10,763)
Proceeds from issuance of notes	550,000	—	—
Proceeds from (repayment of) revolving credit facilities, net	22,281	—	(23,058)
Dividend payments	(29,866)	(29,733)	(7,418)
Payment of interest rate derivative liability	(6,887)	(10,883)	(13,530)
Payment of debt issuance costs	(11,620)	—	(326)
Other	(212)	1,318	(1,569)

Net cash from (used in) financing activities	288,751	(62,377)	(56,664)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	10,716	(2,065)	(7,338)

Net increase in cash, cash equivalents and restricted cash	319,842	32,037	45,401
Cash, cash equivalents and restricted cash, beginning of year	140,896	108,859	63,458

Cash, cash equivalents and restricted cash, end of year	$460,738	$140,896	$108,859

Supplemental cash flow disclosure
Cash paid for interest	$45,908	$50,159	$51,975
Cash paid for income taxes	$10,866	$13,352	$8,784

The accompanying notes are an integral part of these consolidated financial statements.

(107)

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

On April 12, 2017, the Company through its wholly owned subsidiary, Mercer Timber Products GmbH, referred to as “MTP” acquired substantially all of the assets of a German sawmill, and a bio-mass power plant, near Friesau, Germany (the “Friesau Facility”).

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

Significant Accounting Policies

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents include cash held in bank accounts and highly liquid investments with original maturities of three months or less. Restricted cash is comprised of cash deposits that are designated for the settlement of debt or which cannot be withdrawn without prior notice or penalty.

Accounts Receivable

Accounts receivable are recorded at cost, net of an allowance for doubtful accounts. The Company reviews the collectability of receivables at each reporting date. The Company maintains an allowance for doubtful

(108)

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

Inventories

Inventories of raw materials, finished goods and work in progress are valued at the lower of cost, using the weighted-average cost method, or net realizable value. Spare parts and other materials are valued at the lower of cost and replacement cost. Cost includes labor, materials and production overhead and is determined by using the weighted average cost method. Raw materials inventories include pulp logs, sawlogs and wood chips. These inventories are located both at the mills and at various offsite locations. In accordance with industry practice, physical inventory counts utilize standardized techniques to estimate quantities of pulp logs, sawlogs and wood chip inventory volumes. These techniques historically have provided reasonable estimates of such inventories.

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

The Company provides for asset retirement obligations when there is a legislated or contractual basis for those obligations. An obligation is recorded as a liability at fair value in the period in which the Company incurs a legal obligation associated with the retirement of an asset. The associated costs are capitalized as part of the carrying value of the related asset and amortized over its remaining useful life. The liability is accreted using a credit adjusted risk-free interest rate.

Impairment of Long-Lived Assets

The Company reviews its long-lived assets, consisting of property, plant and equipment and finite-life intangibles, for impairment whenever events or changes in circumstances indicate that the carrying value of

(109)

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share data)

Note 1. The Company and Summary of Significant Accounting Policies (continued)

such assets may not be recoverable. To determine recoverability, the Company compares the carrying value of the assets to the estimated future undiscounted cash flows. Measurement of an impairment loss for long-lived assets held for use is based on the fair value of the asset.

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

(110)

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

Revenue Recognition

The Company recognizes revenue for pulp, lumber, wood products and chemical sales when persuasive evidence of an arrangement exists, the sales price is fixed or determinable, title of ownership and risk of loss have passed to the customer and collectability is reasonably assured.

Title of ownership and risk of loss depends on the shipping mode specified in the sales contract. For European sales sent by truck or train from the mills directly to the customer, the contracted sales terms are such that title and ownership transfers once the truck/train leaves the mill. For orders that are sent by ocean freighter, the contract terms state that title and ownership transfers at the time the product passes the ships rail. For certain of our North American sales shipped by truck or train, our contracts state that ownership transfers once the truck or train has arrived at the customer’s location. The sales price is included in the sales contract and is net of customer discounts, rebates and other selling concessions.

Energy revenues are recognized as the electricity is consumed by customers and when collection is reasonably assured. These revenues include an estimate of the value of electricity transferred to customers in the period but billed subsequent to period-end. Customer bills are based on agreed upon rates and meter readings that indicate electricity consumption.

Value added, sales and other taxes the Company collects concurrent with revenue-producing activities are excluded from revenues.

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

(111)

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

Deferred Income Taxes

Deferred income taxes are recognized using the asset and liability method, whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis, and operating loss and tax credit carryforwards. Valuation allowances are provided if, after considering both positive and negative available evidence, it is more likely than not that some or all of the net deferred tax assets will not be realized.

Deferred income taxes are determined separately for each tax-paying component of the Company. For each tax-paying component, all deferred tax liabilities and assets are offset and presented as a single net amount.

Derivative Financial Instruments

The Company occasionally enters into derivative financial instruments to manage certain market risks. These derivative instruments are not designated as hedging instruments and accordingly, are recorded at fair value on the Consolidated Balance Sheet with the changes in fair value recognized in other income (expenses) in the Consolidated Statement of Operations. Periodically, the Company enters into derivative contracts to supply materials for its own use and as such are exempt from mark-to-market accounting.

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

(112)

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

Net Income Per Common Share

Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding in the period. Diluted net income per common share is calculated to give effect to all potentially dilutive common shares outstanding by applying the “Treasury Stock” and “If-Converted” methods. Instruments that could have a potentially dilutive effect on the Company’s weighted average shares outstanding include all or a portion of outstanding stock options, restricted shares, restricted share units, performance shares and PSUs.

New Accounting Pronouncements

Accounting Pronouncements Implemented

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

(113)

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share data)

Note 1. The Company and Summary of Significant Accounting Policies (continued)

•	December 2016: ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers.

These standards are effective for annual reporting periods after December 15, 2017. The Company will adopt this standard as at January 1, 2018 using the modified retroactive method.

The Company has completed its assessment of the impact of these standards on the Company’s financial position and believes the new standards will not have a material impact. The majority of the Company’s revenue arises from contracts with customers in which the sale of goods is the main performance obligation under the customer contract. Accordingly, revenue will be recognized at a point in time when control of the asset is transferred to the customer which is generally consistent with the Company’s current accounting policies. In addition, the Company does not provide significant discounts or volume-based incentives that could be a source of variable consideration. Any pricing discounts offered are known at the time the order is placed and the price is agreed to with the customer.

ASU 2014-09 provides presentation and disclosure requirements which are more detailed than under current GAAP. The Company has therefore developed internal controls and procedures to collect the required information to comply with the additional required financial statement disclosures.

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

(114)

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

Note 2. Acquisition

On April 12, 2017, the Company, through its wholly owned subsidiary MTP acquired the Friesau Facility, a German sawmill and bio-mass power plant near Friesau, Germany, for $61,627 cash. The acquisition of the Friesau Facility presents the Company with the opportunity to expand into the German lumber market and grow its bio-mass energy profile.

The following summarizes the Company’s allocation of the purchase price to the fair value of the assets acquired and liabilities assumed at the acquisition date:

Purchase Price Allocation
Inventories	$6,917
Property, plant and equipment	37,392
Amortizable intangible assets (a)	17,780

Total assets acquired	62,089
Liabilities assumed - accounts payable and other	462

Net assets acquired	$61,627

(a)

Amortizable intangible assets relate to an energy sales agreement, which has an estimated fair value of $15,970 and is being amortized on a straight line basis over 11 years and enterprise resource planning software, which has an estimated fair value of $1,810 and is being amortized on a straight line basis over five years.

The Friesau Facility is a business under GAAP, accordingly the Company began consolidating the results of operations, financial position and cash flows of the Friesau Facility in the Consolidated Financial Statements as of the acquisition date. The amount of the Friesau Facility’s revenues and net income included in the Consolidated Statements of Operations for the year ended December 31, 2017 was $97,430 and $1,601, respectively. In the year ended December 31, 2017, $868 of acquisition related costs were recognized in selling, general and administrative expenses in the Consolidated Statements of Operations.

The following unaudited pro forma information represents the Company’s results of operations as if the acquisition of the Friesau Facility had occurred on January 1, 2016. This pro forma information does not

(115)

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share data)

Note 2. Acquisition (continued)

purport to be indicative of the results that would have occurred for the periods presented or that may be expected in the future.

	For the Year Ended December 31,
	2017	2016
Revenues	$1,212,509	$1,085,145
Net income	$73,048	$39,625

The unaudited pro forma information includes additional interest expense related to debt issued to finance the acquisition and adjustments related to acquisition costs and depreciation and amortization. The adjustments were immaterial and the nonrecurring items are included in the earliest period presented.

Note 3. Accounts Receivable

	December 31,
	2017	2016
Trade, net of allowance of $18 (2016 – $18)	$186,008	$118,434
Other	20,019	5,458

	$206,027	$123,892

Note 4. Inventories

	December 31,
	2017	2016
Raw materials	$49,137	$50,056
Finished goods	58,364	33,510
Spare parts and other	69,100	49,885

	$176,601	$133,451

Note 5. Property, Plant and Equipment

	December 31,
	2017	2016
Land	$44,834	$27,139
Buildings	187,738	156,110
Production and other equipment	1,556,242	1,326,046

	1,788,814	1,509,295
Less: accumulated depreciation	(943,966)	(771,019)

	$844,848	$738,276

As at December 31, 2017, property, plant and equipment was net of $243,164 of unamortized government investment grants (2016 – $233,186). As at December 31, 2017, included in production and other equipment is equipment under capital leases which had gross amounts of $35,648 (2016 – $31,916), and

(116)

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share data)

Note 5. Property, Plant and Equipment (continued)

accumulated depreciation of $13,954 (2016 – $9,712). During the year ended December 31, 2017, production and other equipment totaling $145 was acquired under capital lease obligations (2016 – $17,792; 2015 – $70).

The Company maintains industrial landfills on its premises for the disposal of waste, primarily from the mills’ pulp processing activities. The mills have obligations under their landfill permits to decommission these disposal facilities pursuant to certain regulations. As at December 31, 2017, the Company had recorded $5,278 (2016 – $4,716) of asset retirement obligations in capital leases and other in the Consolidated Balance Sheet.

Note 6. Accounts Payable and Other

	December 31,
	2017	2016
Trade payables	$36,151	$28,815
Accrued expenses	67,528	39,903
Interest payable	10,093	3,916
Interest rate derivative liability	—	6,522
Dividends payable	8,126	7,440
Other	11,659	5,537

	$133,557	$92,133

Note 7. Debt

	December 31,
	2017	2016
2022 Senior Notes, unsecured, $400,000 face value (a)	$394,565	$393,460
2024 Senior Notes, unsecured, $250,000 face value (a)	245,398	—
2026 Senior Notes, unsecured, $300,000 face value (a)	293,773	—
2019 Senior Notes (a)	—	224,085
Revolving credit facilities
€75.0 million (b)	—	—
C$40.0 million (c)	—	—
€70.0 million (d)	25,185	—
€5.0 million (e)	—	—

	$958,921	$617,545

(117)

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share data)

Note 7. Debt (continued)

As at December 31, 2017, the maturities of the principal portion of debt are as follows:

2018	$300,000
2019	—
2020	—
2021	—
2022	125,185
Thereafter	550,000

$975,185

Certain of the Company’s debt instruments were issued under agreements which, among other things, may limit its ability and the ability of its subsidiaries to make certain payments, including dividends. These limitations are subject to specific exceptions. As at December 31, 2017, the Company is in compliance with the terms of its debt agreements.

(a)

On December 20, 2017, the Company issued $300,000 in aggregate principal amount of 5.50% senior notes which mature on January 15, 2026 (“2026 Senior Notes”). The 2026 Senior Notes were issued at a price of 100% of their principal amount. The net proceeds of the offering were $293,749, after deducting the underwriter’s discount and offering expenses.

In January 2018, the Company used the net proceeds, together with cash on hand, to purchase $300,000 in aggregate principal amount of 2022 Senior Notes (herein defined below). In connection with this purchase the Company incurred a loss on settlement of debt of $21,515 in the Consolidated Statement of Operations. As at December 31, 2017, the total cash used to purchase the 2022 Senior Notes was classified as restricted cash and the carrying value of the 2022 Senior Notes was classified as a current liability in the Consolidated Balance Sheet.

On February 3, 2017, the Company issued $225,000 in aggregate principal amount of 6.50% senior notes which mature on February 1, 2024 (“2024 Senior Notes”) and on March 16, 2017, the Company issued an additional $25,000 in aggregate principal amount of its 2024 Senior Notes. The 2024 Senior Notes were issued at a price of 100.00% of their principal amount. The net proceeds of the offerings were $244,711, after deducting the underwriter’s discount and offering expenses. The net proceeds, together with cash on hand, were used to finance the Company’s acquisition of the Friesau Facility, to purchase $227,000 of remaining aggregate principal amount of outstanding 2019 Senior Notes (herein defined below) and for general working capital purposes. In connection with the debt purchase the Company recorded a loss on settlement of debt of $10,696 in the Consolidated Statement of Operations.

On November 26, 2014, the Company issued $650,000 of senior notes consisting of $250,000 in aggregate principal amount of 7.00% senior notes which were to mature on December 1, 2019 (“2019 Senior Notes”) and $400,000 in aggregate principal amount of 7.75% senior notes which mature on December 1, 2022 (“2022 Senior Notes” and collectively with the 2019 Senior Notes, the “2019 and 2022 Senior Notes” and collectively with the 2024 Senior Notes and 2026 Senior Notes, the “Senior

(118)

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share data)

Note 7. Debt (continued)

Notes”). The 2019 and 2022 Senior Notes were issued at a price of 100% of their principal amount. The net proceeds of the offering were $635,949, after deducting the underwriter’s discount and offering expenses.

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

The Company may redeem all or a part of the 2026 Senior Notes, upon not less than 10 days’ or more than 60 days’ notice, at the redemption prices (expressed as percentages of principal amount) discussed below, plus accrued and unpaid interest to (but not including) the applicable redemption date. The Company may redeem all or a part of the 2024 Senior Notes or 2022 Senior Notes, upon not less than 30 days’ or more than 60 days’ notice, at the redemption prices (expressed as percentages of principal amount) discussed below, plus accrued and unpaid interest to (but not including) the applicable redemption date. The 2026 Senior Notes redemption prices are equal to 102.750% for the twelve month period beginning on January 15, 2021, 101.375% for the twelve month period beginning on January 15, 2022, and 100.000% beginning on January 15, 2023 and at any time thereafter. The 2024 Senior Notes redemption prices are equal to 103.250% for the twelve month period beginning on February 1, 2020, 101.625% for the twelve month period beginning on February 1, 2021, and 100.000% beginning on February 1, 2022 and at any time thereafter. The 2022 Senior Notes redemption prices are equal to 105.813% for the twelve month period beginning on December 1, 2017, 103.875% for the twelve month period beginning on December 1, 2018, 101.938% for the twelve month period beginning on December 1, 2019, and 100.000% beginning on December 1, 2020 and at any time thereafter.

In March 2016, the Company purchased $23,000 in aggregate principal amount of its 2019 Senior Notes. In connection with this purchase the Company recorded a loss on settlement of debt of $454 in the Consolidated Statement of Operations.

(b)

A €75.0 million revolving credit facility at the Stendal mill that matures in October 2019. Borrowings under the facility are collateralized by the mill’s inventory and accounts receivable and bear interest at Euribor plus 3.50%. As at December 31, 2017, approximately €75.0 million ($89,948) was available.

(c)

A C$40.0 million revolving credit facility at the Celgar mill that matures in May 2019. Borrowings under the facility are collateralized by the mill’s inventory and accounts receivable and are restricted by a borrowing base calculated on the mill’s inventory and accounts receivable. Canadian dollar denominated amounts bear interest at bankers acceptance plus 1.50% or Canadian prime. U.S. dollar denominated amounts bear interest at LIBOR plus 1.50% or U.S. base. As at December 31, 2017, approximately C$1.7 million ($1,354) was supporting letters of credit and approximately C$38.3 million ($30,531) was available.

(119)

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share data)

Note 7. Debt (continued)

(d)

In April 2017, in connection with the acquisition of the Friesau Facility, the Company replaced the €25.0 million revolving credit facility with a new €70.0 million joint revolving credit facility that matures in April 2022. The Rosenthal mill has full access to the available amount under the facility and MTP has access to a maximum of €45.0 million. Borrowings under the facility are collateralized by the borrowers’ inventory and accounts receivable and bear interest at Euribor plus 2.95%. As at December 31, 2017, approximately €21.0 million ($25,185) of this facility was drawn and accruing interest at a rate of 2.95% and approximately €9.0 million ($10,819) of this facility was supporting bank guarantees leaving approximately €40.0 million ($47,947) available.

(e)

A €5.0 million revolving credit facility at the Rosenthal mill that matures in December 2018. Borrowings under this facility bear interest at the rate of the three-month Euribor plus 2.50% and are secured by certain land at the Rosenthal mill. As at December 31, 2017 approximately €3.1 million ($3,708) of this facility was supporting bank guarantees leaving approximately €1.9 million ($2,288) available.

(f)

In 2018, the Company’s wholly owned German subsidiary engaged in wood procurement and logistics, Mercer Holz GmbH, referred to as “Mercer Holz”, entered into a €25.0 million revolving credit facility that matures in February 2020. Borrowings under this facility bear interest at Euribor plus 3.30% and are secured by Mercer Holz’s inventory and accounts receivable.

Note 8. Pension and Other Post-Retirement Benefit Obligations

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

(120)

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share data)

Note 8. Pension and Other Post-Retirement Benefit Obligations (continued)

Information about the Celgar Defined Benefit Plans, in aggregate for the year ended December 31, 2017 was as follows:

	2017
	Pension	Other Post- Retirement Benefits	Total
Change in benefit obligation
Benefit obligation, December 31, 2016	$35,125	$23,928	$59,053
Service cost	95	584	679
Interest cost	1,339	947	2,286
Benefit payments	(2,222)	(706)	(2,928)
Actuarial losses (gains)	1,499	(5,484)	(3,985)
Foreign currency exchange rate changes	2,494	1,519	4,013

Benefit obligation, December 31, 2017	38,330	20,788	59,118

Reconciliation of fair value of plan assets
Fair value of plan assets, December 31, 2016	33,011	—	33,011
Actual returns	2,564	—	2,564
Contributions	1,325	706	2,031
Benefit payments	(2,222)	(706)	(2,928)
Foreign currency exchange rate changes	2,379	—	2,379

Fair value of plan assets, December 31, 2017	37,057	—	37,057

Funded status, December 31, 2017 (1)	$(1,273)	$(20,788)	$(22,061)

Components of the net benefit cost recognized
Service cost	$95	$584	$679
Interest cost	1,339	947	2,286
Expected return on plan assets	(2,012)	—	(2,012)
Amortization of unrecognized items	1,074	152	1,226

Net benefit costs	$496	$1,683	$2,179

(1)	The total of $22,141 on the Consolidated Balance Sheet also includes pension liabilities of $80 relating to employees at the Company’s Rosenthal mill.

(121)

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

The amortization of unrecognized items relates to net actuarial losses and prior service costs. The Company expects to recognize approximately $1,435 of net actuarial losses and prior service costs in 2018. The Celgar Defined Benefit Plans do not have any net transition asset or obligation recognized as a reclassification adjustment of other comprehensive income. There are no plan assets that are expected to be returned to the Company in 2018.

(122)

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share data)

Note 8. Pension and Other Post-Retirement Benefit Obligations (continued)

The Company anticipates that it will make contributions to the Celgar Defined Benefit Plans of approximately $26 in 2018. Estimated future benefit payments under the Celgar Defined Benefit Plans are as follows:

	Pension	Other Post- Retirement Benefits
2018	$2,458	$726
2019	2,475	775
2020	2,458	820
2021	2,427	863
2022	2,412	905
2023 - 2027	11,637	5,150

Weighted Average Assumptions

The weighted-average assumptions used to determine the benefit obligations at the measurement dates and the net benefit costs were as follows:

	December 31,
	2017	2016	2015
Benefit obligations
Discount rate	3.50%	3.80%	4.00%
Rate of compensation increase	2.50%	2.50%	2.50%
Net benefit cost for year ended
Discount rate	3.80%	4.00%	3.75%
Rate of compensation increase	2.50%	2.50%	2.50%
Expected rate of return on plan assets	6.00%	6.40%	6.40%

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

(123)

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share data)

Note 8. Pension and Other Post-Retirement Benefit Obligations (continued)

The assumed health care cost trend rates used to determine the other post-retirement benefit obligations were as follows:

	December 31,
	2017	2016
Health care cost trend rate assumed for next year	6.00%	6.00%
Rate to which the cost trend is assumed to decline to (ultimate trend rate)	4.50%	4.50%
Year that the rate reaches the ultimate trend rate	2021	2020

The expected health care cost trend rates are based on historical trends for these costs, as well as recently enacted health care legislation. The Company also compares health care cost trend rates to those of the industry.

A one-percentage point change in assumed health care cost trend rate would have the following effect on other post-retirement benefit obligations:

	December 31, 2017		December 31, 2016
	1% Increase	1% Decrease	1% Increase	1% Decrease
Effect on total service and interest rate components	$32	$(34)	$32	$(34)
Effect on other post-retirement benefit obligations	$601	$(583)	$578	$(564)

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

Pension De-Risking Actions

During 2017 the Company initiated a pension de-risking strategy. The first step of the strategy resulted in changing the target investment mix to 80% debt securities, to more effectively hedge the plan liabilities for

(124)

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share data)

Note 8. Pension and Other Post-Retirement Benefit Obligations (continued)

inactive members, and 20% equity securities, to consider the inflationary effect of future salary increases for the remaining active members. The following table presents the defined benefit pension plan’s assets fair value measurements as at December 31, 2017 under the fair value hierarchy:

	Fair value measurements as at December 31, 2017 using:
Asset Category	Level 1	Level 2	Level 3	Total
Equity securities	$7,625	$—	$—	$7,625
Debt securities	29,432	—	—	29,432

Total assets	$37,057	$—	$—	$37,057

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

Defined Contribution Plan

Effective December 31, 2008, the Celgar Defined Benefit Plans were closed to new members. In addition, the defined benefit service accrual ceased on December 31, 2008, and members began to receive pension benefits, at a fixed contractual rate, under a new defined contribution plan effective January 1, 2009. During the year ended December 31, 2017, the Company made contributions of $959 (2016 – $743; 2015 – $646), to this plan.

Multiemployer Plan

The Company participates in a multiemployer plan for the hourly-paid employees at the Celgar mill. The contributions to the plan are determined based on a percentage of pensionable earnings pursuant to a collective bargaining agreement. The Company has no current or future contribution obligations in excess of the contractual contributions. Contributions during the year ended December 31, 2017 totaled $1,969 (2016 – $1,944; 2015 – $1,390). Plan details are included in the following table:

Legal name	Provincially Registered Plan Number	Expiration Date of Collective Bargaining Agreement	Are the Company’s Contributions Greater Than 5% of Total Contributions?
			2017	2016	2015
The Pulp and Paper Industry Pension Plan	P085324	April 30, 2021	No	No	No

(125)

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share data)

Note 9. Income Taxes

Income before provision for income taxes by taxing jurisdiction was as follows:

	Year Ended December 31,
	2017	2016	2015
U.S.	$(41,635)	$(32,511)	$(27,788)
Foreign	145,570	91,975	132,739

	$103,935	$59,464	$104,951

The net income tax provision recognized in the Consolidated Statement of Operations for the years ended December 31, 2017, 2016 and 2015 was related to foreign tax jurisdictions.

The Company’s effective income tax rate can be affected by many factors, including but not limited to, changes in the mix of earnings in tax jurisdictions with differing statutory rates, changes in corporate structure, changes in the valuation of deferred tax assets and liabilities, the result of audit examinations of previously filed tax returns and changes in tax laws and rates. The asset and liability approach is used to recognize deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities.

The Company and/or one or more of its subsidiaries file income tax returns in the U.S., Germany and Canada. Currently, the Company does not anticipate that the expiration of the statute of limitations or the completion of audits in the next fiscal year will result in liabilities for uncertain income tax positions that are materially different than the amounts accrued or disclosed as at December 31, 2017. However, this could change as tax years are examined by taxing authorities, the timing of which are uncertain at this time. The German tax authorities have completed examinations up to and including the 2013 tax year for all but one German entity. For this entity the German tax authorities have completed examinations up to and including the 2007 tax year. The Company is generally not subject to U.S. or Canadian income tax examinations for tax years before 2014 and 2013, respectively. The Company believes that it has adequately provided for any reasonable foreseeable outcomes related to its tax audits and that any settlement will not have a material adverse effect on its consolidated results.

The liability in the Consolidated Balance Sheet related to unrecognized tax benefits was $nil as at December 31, 2017 (2016 – $nil). The Company recognizes interest and penalties related to unrecognized tax benefits in provision for income taxes in the Consolidated Statement of Operations. During the year ended December 31, 2017, the Company recognized $nil in interest and penalties (2016 – $nil; 2015 – $nil).

(126)

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share data)

Note 9. Income Taxes (continued)

Differences between the U.S. Federal Statutory and the Company’s effective rates are as follows:

	Year Ended December 31,
	2017	2016	2015
U.S. Federal statutory rate	35%	35%	35%

U.S. Federal statutory rate on income before provision for income taxes	$(36,377)	$(20,812)	$(36,972)
Tax differential on foreign income	10,398	5,822	9,330
Effect of foreign earnings	(3,584)	(13,850)	(5,290)
Change in undistributed earnings	13,297	(13,297)	—
Change in tax rate	(26,627)	—	—
Valuation allowance	5,750	9,188	(2,765)
Tax benefit of partnership structure	4,937	4,933	5,217
Non-taxable foreign subsidies	2,735	2,118	2,281
True-up of prior year taxes	(3,685)	(980)	5,073
Foreign exchange on valuation allowance	1,953	632	(5,005)
Foreign exchange on settlement of debt	1,342	3,150	—
Other	(3,591)	(1,425)	(1,318)

	$(33,452)	$(24,521)	$(29,449)

Comprised of:
Current income tax provision	$(11,396)	$(7,712)	$(11,934)
Deferred income tax provision	(22,056)	(16,809)	(17,515)

	$(33,452)	$(24,521)	$(29,449)

(127)

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share data)

Note 9. Income Taxes (continued)

Deferred income tax assets and liabilities are composed of the following:

	December 31,
	2017	2016
German tax loss carryforwards	$52,415	$65,582
U.S. tax loss carryforwards and credits	47,028	62,202
Canadian tax loss carryforwards	5,672	2,033
Basis difference between income tax and financial reporting with respect to operating pulp mills	(73,665)	(56,723)
Undistributed earnings of foreign subsidiary	—	(13,297)
Long-term debt	(7,655)	(5,996)
Payable and accrued expenses	4,167	3,102
Deferred pension liability	6,122	6,877
Capital leases	5,879	5,640
Research and development expense pool	3,170	2,904
Other	1,971	2,791

	45,104	75,115
Valuation allowance	(75,689)	(81,439)

Net deferred income tax liability	$(30,585)	$(6,324)

Comprised of:
Deferred income tax asset	$1,376	$10,990
Deferred income tax liability	(31,961)	(17,314)

Net deferred income tax liability	$(30,585)	$(6,324)

The following table details the scheduled expiration dates of the Company’s net operating loss, interest and income tax credit carryforwards as at December 31, 2017:

	Amount	Expiration Date
Germany
Net operating loss	$176,300	Indefinite
Interest	$99,800	Indefinite
U.S.
Net operating loss	$190,000	2025 – 2037
Income tax credits	$7,100	2020 – 2027
Canada
Net operating loss	$21,000	2029 – 2036
Scientific research and experimental development tax credits	$4,300	2030 – 2036

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

(128)

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share data)

Note 9. Income Taxes (continued)

utilize these deferred income tax benefits. Significant judgment is required when evaluating this positive and negative evidence.

The following table summarizes the changes in valuation allowances related to net deferred tax assets:

	2017	2016
Balance as at January 1	$81,439	$90,627
Additions (reversals)
U.S.	(3,060)	(16,043)
Canada	(4,643)	6,223
The impact of changes in foreign exchange rates	1,953	632

Balance as at December 31	$75,689	$81,439

As at December 31, 2017, the Company has fully recognized all deferred tax assets for its German entities and has a full valuation allowance against the deferred tax assets for its U.S. and Canadian entities.

The Company has not recognized a tax liability on the undistributed earnings of foreign subsidiaries as at December 31, 2017 because these earnings are expected to be permanently reinvested outside the U.S. or repatriated without incurring a tax liability. As at December 31, 2017, the cumulative amount of undistributed earnings upon which U.S. income taxes have not been provided was approximately $443,000.

The Tax Cuts and Jobs Act

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Act”) was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as at December 31, 2017. The Company has calculated its best estimate of the impact of the Act in its year end income tax provision in accordance with its understanding of the Act and guidance available as of the date of this filing.

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance on accounting for the tax effects of the Act. SAB 118 provides a measurement period that should not extend beyond one year from the Act enactment date for companies to complete the accounting under ASC 740, Income Taxes. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements.

As a result of the reduction of the corporate tax rate, the Company revalued its U.S. net deferred tax asset balance, excluding after tax credits, as at December 31, 2017. Based on this revaluation, the net deferred tax asset was reduced by $27,445 and the Company recorded an offsetting reduction to the valuation allowance as the Company has a full valuation allowance against its U.S. deferred tax assets.

(129)

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share data)

Note 9. Income Taxes (continued)

The amount related to the one-time transition tax on the mandatory deemed repatriation of foreign earnings was $3,584 based on cumulative foreign earnings of $23,116. The Company has loss carryforwards which will be used to offset the tax.

Note 10. Shareholders’ Equity

Dividends

During the years ended December 31, 2017 and 2016 the Company’s Board of Directors declared the following quarterly dividends:

Date Declared	Dividend Per Common Share	Amount
February 9, 2017	$0.115	$7,472
April 27, 2017	0.115	7,477
July 27, 2017	0.115	7,477
October 26, 2017	0.125	8,127

	$0.470	$30,553

Date Declared	Dividend Per Common Share	Amount
February 11, 2016	$0.115	$7,435
April 28, 2016	0.115	7,440
July 28, 2016	0.115	7,440
October 27, 2016	0.115	7,440

	$0.460	$29,755

Dividends are paid in the quarter subsequent to the quarter in which they were declared.

In February 2018, the Company’s Board of Directors declared a quarterly dividend of $0.125 per common share. Payment of the dividend will be made on April 4, 2018 to all shareholders of record on March 28, 2018. Future dividends are subject to approval by the Board of Directors and may be adjusted as business and industry conditions warrant.

Share Capital

Preferred shares

The Company has authorized 50,000,000 preferred shares (2016 – 50,000,000) with $1 par value issuable in series, of which 2,000,000 shares have been designated as Series A. The preferred shares may be issued in one or more series. Designations and preferences for each series shall be stated in the resolutions providing for the designation and issuance of each such series adopted by the Company’s Board of Directors. The Board of Directors is authorized by the Company’s articles of incorporation to determine the voting, dividend, redemption and liquidation preferences pertaining to each such series. As at December 31, 2017, no preferred shares had been issued by the Company.

(130)

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share data)

Note 10. Shareholders’ Equity (continued)

Stock Based Compensation

In June 2010, the Company adopted a stock incentive plan which provides for options, restricted stock rights, restricted shares, performance shares, PSUs and stock appreciation rights to be awarded to employees, consultants and non-employee directors. During the year ended December 31, 2017, there were no issued and outstanding options, restricted stock rights, performance shares or stock appreciation rights. As at December 31, 2017, after factoring in all allocated shares, there remain approximately 3.2 million common shares available for grant.

PSUs

PSUs comprise rights to receive common shares at a future date that are contingent on the Company and the grantee achieving certain performance objectives. The performance objective period is generally three years.

For the year ended December 31, 2017, the Company recognized an expense of $2,437 related to PSUs (2016 – $4,210; 2015 – $1,819).

The following table summarizes PSU activity during the year:

	Number of PSUs	Weighted Average Grant Date Fair Value Per Unit
Outstanding as at January 1, 2017	2,068,174	$8.63
Granted	542,788	12.00
Vested and issued	(279,515)	9.48
Forfeited	(464,289)	9.44

Outstanding as at December 31, 2017	1,867,158	$9.28

The weighted-average grant date fair value per unit of all PSUs granted in 2016 and 2015 was $6.04 and $12.95, respectively. The total fair value of PSUs vested and issued in 2017, 2016 and 2015 was $3,445, $1,382 and $2,031, respectively.

Restricted Shares

Restricted shares generally vest at the end of one year.

Expense recognized for the year ended December 31, 2017 was $453 (2016 – $449; 2015 – $590). As at December 31, 2017, the total remaining unrecognized compensation cost related to restricted shares amounted to approximately $215 which will be amortized over the remaining vesting periods.

(131)

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share data)

Note 10. Shareholders’ Equity (continued)

The following table summarizes restricted share activity during the year:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding as at January 1, 2017	38,000	$9.41
Granted	43,635	11.80
Vested and issued	(38,000)	9.41

Outstanding as at December 31, 2017	43,635	$11.80

The weighted-average grant date fair value per share of all restricted shares granted in 2016 and 2015 was $9.41 and $14.48, respectively. The total fair value of restricted shares vested and issued in 2017, 2016 and 2015 was $437, $697 and $1,096, respectively.

Settlement of Short Swing Profit Claim

In March 2017, the Company and a shareholder entered into a settlement agreement pursuant to which the shareholder paid $3,000 (net $2,450 after costs) to the Company to settle a claim by the Company for short swing profits under Section 16(b) in the Exchange Act. The net settlement was classified as additional paid-in-capital.

Note 11. Net Income Per Common Share

	Year Ended December 31,
	2017	2016	2015
Net income
Basic and diluted	$70,483	$34,943	$75,502

Net income per common share
Basic	$1.09	$0.54	$1.17
Diluted	$1.08	$0.54	$1.17

Weighted average number of common shares outstanding:
Basic(1)	64,915,955	64,631,491	64,380,565
Effect of dilutive shares:
PSUs	458,236	447,465	335,922
Restricted shares	18,914	19,309	56,453
Stock options	—	—	3,852

Diluted	65,393,105	65,098,265	64,776,792

(1)

For the year ended December 31, 2017, the basic weighted average number of common shares outstanding excludes 43,635 restricted shares which have been issued, but have not vested as at December 31, 2017 (2016 – 38,000 restricted shares; 2015 – 78,000 restricted shares).

The calculation of diluted net income per common share does not assume the exercise of any instruments that would have an anti-dilutive effect on net income per common share. There were no anti-dilutive instruments for the years ended December 31, 2017, 2016 and 2015.

(132)

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share data)

Note 12. Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss are as follows:

	Foreign Currency Translation Adjustment	Defined Benefit Pension and Other Post- Retirement Benefit Items	Unrealized Gains / Losses on Marketable Securities	Total
Balance as at December 31, 2015	$(156,223)	$(15,338)	$(13)	$(171,574)
Other comprehensive loss before reclassifications	(14,369)	(342)	(1)	(14,712)
Amounts reclassified from accumulated other comprehensive loss	—	1,017	—	1,017

Other comprehensive income (loss)	(14,369)	675	(1)	(13,695)

Balance as at December 31, 2016	(170,592)	(14,663)	(14)	(185,269)

Other comprehensive income (loss) before reclassifications	120,509	4,537	(4)	125,042
Amounts reclassified from accumulated other comprehensive loss	—	1,226	—	1,226

Other comprehensive income (loss)	120,509	5,763	(4)	126,268

Balance as at December 31, 2017	$(50,083)	$(8,900)	$(18)	$(59,001)

Note 13. Business Segment Information

The Company is managed based on the primary products it manufactures: pulp and wood products. Accordingly, the Company’s three pulp mills are aggregated into the pulp business segment, and the Friesau Facility is a separate reportable business segment, wood products.

None of the income or loss items following operating income in the Company’s Consolidated Statement of Operations are allocated to the segments, since those items are reviewed separately by management.

Revenues between segments are accounted for at prices that approximate fair value. These include revenues from the sale of residual fiber from the wood products segment to the pulp segment for use in the pulp production process and from the sale of residual fuel from the pulp segment to the wood products segment for use in energy production.

(133)

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share data)

Note 13. Business Segment Information (continued)

Information about certain segment data for the years ended December 31, 2017, 2016 and 2015, was as follows:

December 31, 2017	Pulp	Wood Products	Corporate and Other	Elimination Adjustment	Consolidated
Revenues from external customers	$1,071,715	$97,430	$—	$—	$1,169,145
Revenues from other segments	$1,350	$12,697	$—	$(14,047)	$—
Operating income (loss)	$169,779	$5,610	$(8,335)	$—	$167,054
Depreciation and amortization	$80,833	$4,060	$401	$—	$85,294
Purchase of property, plant and equipment	$54,534	$3,197	$184	$—	$57,915
Total assets	$1,253,545	$116,320	$354,845	$—	$1,724,710

December 31, 2016	Pulp	Wood Products	Corporate and Other	Elimination Adjustment	Consolidated
Revenues from external customers	$931,623	$—	$—	$—	$931,623
Operating income (loss)	$123,213	$—	$(9,470)	$—	$113,743
Depreciation and amortization	$71,476	$—	$508	$—	$71,984
Purchase of property, plant and equipment	$42,462	$—	$64	$—	$42,526
Total assets	$1,066,854	$—	$91,854	$—	$1,158,708

December 31, 2015	Pulp	Wood Products	Corporate and Other	Elimination Adjustment	Consolidated
Revenues from external customers	$1,033,204	$—	$—	$—	$1,033,204
Operating income (loss)	$170,607	$—	$(4,923)	$—	$165,684
Depreciation and amortization	$67,761	$—	$572	$—	$68,333
Purchase of property, plant and equipment	$46,536	$—	$—	$—	$46,536

The pulp segment includes revenues from the sale of pulp and energy and chemical by-products. The wood products segment includes revenues from the sale of lumber and energy and other wood residual by-products. The Company’s revenues from external customers by product are as follows:

	Year Ended December 31,
	2017	2016	2015
Pulp	$979,645	$847,328	$946,237
Lumber	82,176	—	—
Wood residuals	6,382	—	—
Energy and chemical	100,942	84,295	86,967

Total revenues	$1,169,145	$931,623	$1,033,204

(134)

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share data)

Note 13. Business Segment Information (continued)

The following table presents net sales to external customers by geographic area based on location of the customer:

	Year Ended December 31,
	2017	2016	2015
Germany	$469,041	$401,802	$420,619
China	292,231	221,773	266,632
U.S.	43,632	26,985	15,453
Other countries	364,241	281,063	330,500

	$1,169,145	$931,623	$1,033,204

The following table presents total long-lived assets by geographic area based on location of the asset:

	December 31,
	2017	2016
Germany	$681,141	$593,237
Canada	163,707	145,039

	$844,848	$738,276

In 2017, one customer for the pulp segment through several of their operations accounted for 13% of the Company’s total revenues (2016 – two customers through several of their operations accounted for 19% and 10%; 2015 – one customer through several of their operations accounted for 16%).

Note 14. Derivative Transactions

The Company is exposed to certain market risks relating to its ongoing business. The Company seeks to manage these risks through internal risk management policies as well as, from time to time, the use of derivatives. The derivatives are measured at fair value with changes in fair value immediately recognized in other income (expenses) in the Consolidated Statement of Operations.

Interest Rate Swaps

During 2002, the Company entered into certain variable-to-fixed interest rate swaps in connection with the Stendal mill’s senior project finance facility, which was settled in November 2014. Under the terms of the interest rate swaps, the Company paid a fixed rate and received a floating rate with the derivative payments being calculated on a notional amount. The swap matured in October 2017. As at December 31, 2016, the contract had a fair value $6,522 which was classified as current within accounts payable and other in the Consolidated Balance Sheet.

The Company had pledged as collateral cash in the amount of 67% of the fair value of the interest rate swap up to €8.5 million to the derivative counterparty. The calculation to determine the collateral was performed semi-annually, with the final calculation in October 2017. As at December 31, 2016, the collateral was $4,327. This cash was classified as restricted cash in the Consolidated Balance Sheet.

(135)

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

The carrying amount of cash and cash equivalents of $143,299, restricted cash of $317,439 and accounts receivable of $206,027 recorded in the Consolidated Balance Sheet, net of any allowances for losses, represents the Company’s maximum exposure to credit risk.

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

The following tables present a summary of the Company’s outstanding financial instruments and their estimated fair values under the fair value hierarchy:

	Fair value measurements as at December 31, 2017 using:
Description	Level 1	Level 2	Level 3	Total
Revolving credit facility	$—	$25,185	$—	$25,185
Senior notes	—	989,125	—	989,125

	$—	$1,014,310	$—	$1,014,310

	Fair value measurements as at December 31, 2016 using:
Description	Level 1	Level 2	Level 3	Total
Interest rate derivative liability	$—	$6,522	$—	$6,522
Senior notes	—	654,378	—	654,378

	$—	$660,900	$—	$660,900

(136)

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share data)

Note 16. Lease Commitments

Minimum lease payments, primarily for various vehicles, and plant and equipment under capital and non-cancellable operating leases and the present value of net minimum payments as at December 31, 2017 are as follows:

	Capital Leases	Operating Leases
2018	$3,756	$1,876
2019	4,821	1,205
2020	2,274	154
2021	2,132	—
2022	1,956	—
Thereafter	11,917	—

Total	26,856	$3,235

Less: imputed interest	4,461

Total present value of minimum capitalized payments	22,395
Less: current portion of capital lease obligations	2,880

Long-term capital lease obligations	$19,515

The current portion of the capital lease obligations was included in accounts payable and other and the long-term portion was included in capital leases and other in the Consolidated Balance Sheet. Rent expense under operating leases was $1,697 for the year ended December 31, 2017 (2016 – $1,393; 2015 – $2,271).

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

(137)

SUPPLEMENTARY FINANCIAL INFORMATION

(UNAUDITED)

Selected Quarterly Financial Data

(In thousands of U.S. dollars, except per share data)

	Quarters Ended
	March 31	June 30	September 30	December 31
2017
Revenues	$242,784	$283,177	$305,498	$337,686
Gross profit	40,986	18,487	41,289	66,292
Net income (loss)	9,726	(2,104)	21,143	41,718
Net income (loss) per share*	$0.15	$(0.03)	$0.32	$0.64
2016
Revenues	$253,843	$218,145	$237,941	$221,694
Gross profit	28,100	16,777	29,821	39,045
Net income (loss)	8,769	(4,241)	11,926	18,489
Net income (loss) per share*	$0.14	$(0.07)	$0.18	$0.28

* On	a diluted basis

(138)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

3.1	Articles of Incorporation of Mercer International Inc., as amended. Incorporated by reference from Form 8-A filed March 2, 2006.

3.2	Bylaws of Mercer International Inc. Incorporated by reference from Form 8-A filed March 2, 2006.

4.1	Indenture dated November 26, 2014 between Mercer International Inc. and Wells Fargo Bank, National Association, as trustee, relating to the 2022 Senior Notes. Incorporated by reference from Form 8-K filed November 28, 2014.

4.2	Indenture dated February 3, 2017 between Mercer International Inc. and Wells Fargo Bank, National Association, as trustee, relating to the 2024 Senior Notes. Incorporated by reference from Form 8-K filed February 3, 2017.

4.3	Indenture dated December 20, 2017 between Mercer International Inc. and Wells Fargo Bank, National Association, as trustee, relating to the 2026 Senior Notes. Incorporated by reference from Form 8-K filed December 20, 2017.

10.1	Revolving Credit Facility Agreement dated November 25, 2014 among Zellstoff Stendal GmbH, UniCredit Bank AG, Credit Suisse AG, London Branch, Royal Bank of Canada and Barclays Bank PLC. Incorporated by reference from Form 8-K filed November 28, 2014.

10.2	Form of Trustee’s Indemnity Agreement between Mercer International Inc. and its Trustees. Incorporated by reference from Form 10-K filed March 31, 2003.[P]

10.3†	Mercer International Inc. 2010 Stock Incentive Plan. Incorporated by reference from Appendix A to Mercer International Inc.‘s definitive proxy statement on Schedule 14A filed April 24, 2014.

10.4†	Employment Agreement effective September 1, 2005 between Mercer International Inc. and Leonhard Nossol dated August 18, 2005. Incorporated by reference from Form 10-Q filed May 6, 2008.

10.5†	Employment Agreement dated October 2, 2006 between Stendal Pulp Holding GmbH and Wolfram Ridder. Incorporated by reference from Form 8-K filed October 3, 2006.

10.6	Electricity Purchase Agreement effective January 27, 2009 between Zellstoff Celgar Limited Partnership and British Columbia Hydro and Power Authority. Incorporated by reference from Form 10-K filed March 2, 2009. Certain non-public information has been omitted from the appendices to Exhibit 10.9 pursuant to a request for confidential treatment filed with the SEC. Such non-public information was filed with the SEC on a confidential basis. The SEC approved the request for confidential treatment in March 2009.

10.7	Second Amended and Restated Credit Agreement dated as of May 2, 2013 among Zellstoff Celgar Limited Partnership, as borrower, and the lenders from time to time parties thereto, as lenders, and Canadian Imperial Bank of Commerce, as agent. Incorporated by reference from Form 8-K filed May 8, 2013.

10.8	Asset Purchase Agreement between Mercer Timber Products GmbH (formerly Blitz B16-230 GmbH), Mercer International Inc., Klausner Holz Thüringen GmbH and Fritz Klausner dated February 21, 2017. Incorporated by reference from Form 10-Q filed April 28, 2017.

10.9	Revolving Credit Facility Agreement among Zellstoff-Und Papierfabrik Rosenthal GmbH and Mercer Timber Products GmbH, as borrowers, and UniCredit Bank AG, as bender, dated April 12, 2017. Incorporated by reference from Form 10-Q filed April 28, 2017.

(139)

10.10†	Employment Agreement between Mercer International Inc. and David Ure dated August 12, 2013. Incorporated by reference from Form 8-K filed on July 19, 2015.

10.11	First Amending Agreement dated October 21, 2014 between Zellstoff Celgar Limited Partnership, Mercer International Inc., as guarantor, and Canadian Imperial Bank of Commerce. Incorporated by reference from Form 10-Q filed October 31, 2014.

10.12†	Amendment to Employment Agreement between Mercer International Inc. and David Ure, dated July 17, 2015. Incorporated by reference from Form 8-K filed July 19, 2015.

10.13†	Second Amended and Restated Employment Agreement between Mercer International Inc. and Jimmy S.H. Lee, dated for reference September 29, 2015. Incorporated by reference from Form 8-K filed September 28, 2015.

10.14†	Amended and Restated Employment Agreement between Mercer International Inc. and David M. Gandossi, dated for reference September 29, 2015. Incorporated by reference from Form 8-K filed September 28, 2015.

10.15	Registration Rights Agreement dated February 3, 2017 between Mercer International Inc. and Credit Suisse Securities (USA) LLC, related to the 2024 Senior Notes. Incorporated by reference from Form 8-K filed on February 3, 2017.

10.16	Registration Rights Agreement dated March 27, 2017 between Mercer International Inc. and Credit Suisse Securities (USA) LLC, related to the 2024 Senior Notes. Incorporated by reference from Form 8-K filed on March 27, 2017.

10.17	Registration Rights Agreement dated December 20, 2017 between Mercer International Inc. and Credit Suisse Securities (USA) LLC, related to the 2026 Senior Notes. Incorporated by reference from Form 8-K filed on December 20, 2017.

21.1*	List of Subsidiaries of Registrant.

23.1*	Consent of PricewaterhouseCoopers LLP.

31.1*	Section 302 Certificate of Chief Executive Officer.

31.2*	Section 302 Certificate of Chief Financial Officer.

32.1*	Section 906 Certificate of Chief Executive Officer.

32.2*	Section 906 Certificate of Chief Financial Officer.

101*	The following financial statements from the Company’s annual report on Form 10-K for the year ended December 31, 2017, filed with the SEC on February 16, 2018, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Statements of Operations; (ii) Consolidated Statements of Comprehensive Income (Loss); (iii) Consolidated Balance Sheets; (iv) Consolidated Statements of Changes in Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to the Consolidated Financial Statements.

*	Filed herewith.
†	Denotes management contract or compensatory plan or arrangement.

(140)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERCER INTERNATIONAL INC.

Dated: February 16, 2018	By:	/s/ JIMMY S.H. LEE
Jimmy S.H. Lee
Executive Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ JIMMY S.H. LEE	Date: February 16, 2018
Jimmy S.H. Lee
Executive Chairman and Director

/s/ DAVID M. GANDOSSI	Date: February 16, 2018
David M. Gandossi
Chief Executive Officer and Director

/s/ DAVID K.URE	Date: February 16, 2018
David K. Ure
Executive Vice President,
Chief Financial Officer and Principal
Accounting Officer

/s/ ERIC LAURITZEN	Date: February 16, 2018
Eric Lauritzen
Director

/s/ WILLIAM D. MCCARTNEY	Date: February 16, 2018
William D. McCartney
Director

/s/ BERNARD PICCHI	Date: February 16, 2018
Bernard Picchi
Director

/s/ JAMES SHEPHERD	Date: February 16, 2018
James Shepherd
Director

/s/ KEITH PURCHASE	Date: February 16, 2018
Keith Purchase
Director

(141)

/s/ NANCY ORR	Date: February 16, 2018
Nancy Orr
Director

/s/ MARTHA MORFITT	Date: February 16, 2018
Martha Morfitt
Director

(142)