Form 10-Q
period 2018-03-31
MERCER INTERNATIONAL INC.
filed 2018-05-03
CIK 1333274

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ]                            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

The Registrant had 65,170,531 shares of common stock outstanding as at May 2, 2018.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MERCER INTERNATIONAL INC.

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2018

(Unaudited)

FORM 10-Q

QUARTERLY REPORT - PAGE 2

MERCER INTERNATIONAL INC.

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands of U.S. dollars, except per share data)

	Three Months Ended March 31,
	2018	2017

Revenues	$367,903	$242,784
Costs and expenses
Operating costs, excluding depreciation and amortization	254,285	172,596
Operating depreciation and amortization	23,209	19,116
Selling, general and administrative expenses	14,361	9,726

Operating income	76,048	41,346

Other income (expenses)
Interest expense	(12,115)	(13,879)
Loss on settlement of debt (Note 4(a))	(21,515)	(10,696)
Legal cost award (Note 11(c))	(6,951)	—
Other income (expenses)	(237)	436

Total other expenses	(40,818)	(24,139)

Income before provision for income taxes	35,230	17,207
Provision for income taxes	(9,581)	(7,481)

Net income	$25,649	$9,726

Net income per common share
Basic and diluted	$0.39	$0.15

Dividends declared per common share	$0.125	$0.115

INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited) (In thousands of U.S. dollars)

	Three Months Ended March 31,
	2018	2017
Net income	$25,649	$9,726
Other comprehensive income (loss), net of taxes(1)
Foreign currency translation adjustment	16,285	11,169
Change in unrecognized losses and prior service costs related to defined benefit pension plan	(154)	293
Change in unrealized gains/losses on marketable securities	1	2

Other comprehensive income, net of taxes(1)	16,132	11,464

Total comprehensive income	$41,781	$21,190

(1)	Balances are net of tax effects of $nil in all periods.

The accompanying notes are an integral part of these interim consolidated financial statements.

FORM 10-Q

QUARTERLY REPORT - PAGE 3

MERCER INTERNATIONAL INC.

INTERIM CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

	March 31,	December 31,
	2018	2017
ASSETS
Current assets
Cash and cash equivalents	$213,566	$143,299
Restricted cash to redeem senior notes (Note 4(a))	—	317,439
Accounts receivable	212,845	206,027
Inventories	185,469	176,601
Prepaid expenses and other	15,762	8,973

Total current assets	627,642	852,339

Property, plant and equipment, net	851,622	844,848
Intangible and other assets	26,025	26,147
Deferred income tax	1,891	1,376

Total assets	$1,507,180	$1,724,710

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and other	$150,532	$133,557
Pension and other post-retirement benefit obligations	959	985
Senior notes to be redeemed with restricted cash (Note 4(a))	—	295,924

Total current liabilities	151,491	430,466

Debt	684,335	662,997
Pension and other post-retirement benefit obligations	21,324	21,156
Capital leases and other	27,434	27,464
Deferred income tax	38,102	31,961

Total liabilities	922,686	1,174,044

Shareholders’ equity
Common shares $1 par value; 200,000,000 authorized; 65,171,000 issued and outstanding (2017 – 65,017,000)	65,127	64,974
Additional paid-in capital	338,735	338,695
Retained earnings	223,501	205,998
Accumulated other comprehensive loss	(42,869)	(59,001)

Total shareholders’ equity	584,494	550,666

Total liabilities and shareholders’ equity	$1,507,180	$1,724,710

Commitments and contingencies (Note 11)
Subsequent event (Note 8)

The accompanying notes are an integral part of these interim consolidated financial statements.

FORM 10-Q

QUARTERLY REPORT - PAGE 4

MERCER INTERNATIONAL INC.

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands of U.S. dollars)

	Three Months Ended March 31,
	2018	2017
Cash flows from (used in) operating activities
Net income	$25,649	$9,726
Adjustments to reconcile net income to cash flows from operating activities
Depreciation and amortization	23,319	19,221
Deferred income tax provision	4,812	4,209
Loss on settlement of debt	21,515	10,696
Defined benefit pension plan and other post-retirement benefit plan expense	439	526
Stock compensation expense	193	(161)
Other	820	678
Defined benefit pension plan and other post-retirement benefit plan contributions	(45)	(532)
Changes in working capital
Accounts receivable	(5,132)	(6,288)
Inventories	(6,822)	9,425
Accounts payable and accrued expenses	18,027	6,881
Other	(6,398)	(996)

Net cash from (used in) operating activities	76,377	53,385

Cash flows from (used in) investing activities
Purchase of property, plant and equipment	(16,184)	(8,164)
Purchase of intangible assets	(167)	(240)

Net cash from (used in) investing activities	(16,351)	(8,404)

Cash flows from (used in) financing activities
Redemption of senior notes	(317,439)	(234,945)
Proceeds from issuance of notes	—	250,000
Proceeds from revolving credit facilities, net	20,071	—
Dividend payments	(8,127)	(7,440)
Payment of debt issuance costs	(1,390)	(5,124)
Other	(848)	(921)

Net cash from (used in) financing activities	(307,733)	1,570

Effect of exchange rate changes on cash, cash equivalents and restricted cash	535	518

Net increase (decrease) in cash, cash equivalents and restricted cash	(247,172)	47,069
Cash, cash equivalents and restricted cash, beginning of period	460,738	140,896

Cash, cash equivalents and restricted cash, end of period	$213,566	$187,965

Supplemental cash flow disclosure
Cash paid for interest	$3,147	$4,456
Cash paid for income taxes	$1,478	$2,527

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

The Interim Consolidated Financial Statements have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). The year-end Consolidated Balance Sheet data was derived from audited financial statements. The footnote disclosure included herein has been prepared in accordance with accounting principles generally accepted for interim financial statements in the United States (“GAAP”). The unaudited Interim Consolidated Financial Statements should be read together with the audited Consolidated Financial Statements and accompanying notes included in the Company’s latest Annual Report on Form 10-K for the fiscal year ended December 31, 2017. In the opinion of the Company, the unaudited Interim Consolidated Financial Statements contained herein contain all adjustments necessary for a fair statement of the results of the interim periods included. The results for the periods included herein may not be indicative of the results for the entire year.

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

New Accounting Pronouncements

Accounting Pronouncements Implemented

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2014-09, Revenue Recognition – Revenue from Contracts with Customers (“ASU 2014-09”) that requires companies to recognize revenue when a customer obtains control rather than when companies have transferred substantially all risks and rewards of a good or service. Additionally, the update provides presentation and disclosure requirements which are more detailed in regards to the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The Company adopted this standard as at January 1, 2018 using the modified retrospective method. The new standard does not change the timing of when the Company recognizes revenue as the majority of the Company’s revenue arises from contracts with customers in which the sale of goods is the main performance obligation. The Company’s revised revenue recognition disclosure has been included in the Significant Accounting Policies and the Business Segment Information Note.

FORM 10-Q

QUARTERLY REPORT - PAGE 6

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Note 1. The Company and Summary of Significant Accounting Policies (continued)

In March 2017, the FASB issued Accounting Standards Update 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Post-Retirement Benefit Cost (“ASU 2017-07”) which requires that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations. This standard is effective for fiscal years beginning after December 15, 2017 and should be applied retrospectively to all periods presented. The Company adopted this standard as at January 1, 2018. For the three month period ended March 31, 2018, $293 of the net benefit cost has been recorded in other income (expenses) in the Interim Consolidated Statement of Operations. For the three month period ended March 31, 2017, $360 has been reclassified from operating costs, excluding depreciation and amortization to other income (expenses) in the Interim Consolidated Statement of Operations.

Accounting Pronouncements Not Yet Implemented

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

In February 2018, the FASB issued Accounting Standards Update 2018-02, Income Statement - Reporting Comprehensive Income (“ASU 2018-02”) which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. This standard is effective for fiscal years beginning after December 15, 2018, and should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. The Company believes this new standard will not have an impact on its consolidated financial statements.

Significant Accounting Policies

Revenue Recognition

The Company recognizes revenue when obligations under the terms of a contract with its customer are satisfied; generally this occurs with the transfer of control of the products sold. Transfer of control to the customer is based on the standardized shipping terms in the contract as this determines when the Company has the right to payment, the customer has legal title to the asset and the customer has the risks of ownership. Payment terms are defined in the contract and payment is typically due within three months after control has transferred to the customer. The contracts do not have a significant financing component.

The Company has elected to exclude value added, sales and other taxes it collects concurrent with revenue-producing activities from revenues.

The Company may arrange shipping and handling activities as part of the sale of its products. The Company has elected to account for shipping and handling activities that occur after the customer has obtained control of the product as a fulfillment cost rather than as an additional promised service.

The following is a description of the principal activities from which the Company generates its revenues. For a breakdown of revenues by product and geographic location see the Business Segment Information Note.

FORM 10-Q

QUARTERLY REPORT - PAGE 7

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Note 1. The Company and Summary of Significant Accounting Policies (continued)

Pulp and Lumber Revenues

For European sales sent by truck or train from the mills directly to the customer, the contracted sales terms are such that control transfers once the truck or train leaves the mill. For orders sent by ocean freighter, the contract terms state that control transfers at the time the product passes the ships rail. For North American sales shipped by truck or train, the contracts state that control transfers once the truck or train has arrived at the customer’s specified location.

The transaction price is included in the sales contract and is net of customer discounts, rebates and other selling concessions.

The Company’s pulp sales are to tissue and paper producers and the Company’s lumber sales are to manufacturers and retailers. The Company’s sales to Europe and North America are direct to the customer. The Company’s pulp sales to overseas customers are primarily through third party sales agents and the Company’s lumber sales to overseas customers are either direct to the customer or through third party sales agents.

By-Product Revenues

Energy sales are to utility companies in Canada and Germany. Sales of energy are recognized as the electricity is consumed by the customer and is based on contractual usage rates and meter readings that measure electricity consumption.

Chemicals and wood residuals are sold into the European market direct to the customer and have shipping terms where control transfers once the chemicals or wood residuals are loaded onto the truck at the mill.

Note 2. Inventories

	March 31,	December 31,
	2018	2017
Raw materials	$53,648	$49,137
Finished goods	57,502	58,364
Spare parts and other	74,319	69,100

	$185,469	$176,601

Note 3. Accounts Payable and Other

	March 31,	December 31,
	2018	2017
Trade payables	$42,828	$36,151
Accrued expenses	70,829	67,528
Interest payable	10,377	10,093
Legal cost award payable (Note 11(c))	6,951	—
Dividends payable	8,148	8,126
Other	11,399	11,659

	$150,532	$133,557

FORM 10-Q

QUARTERLY REPORT - PAGE 8

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Note 4. Debt

	March 31,	December 31,
	2018	2017
2022 Senior Notes, principal amount, $100,000 (a)	$98,710	$394,565
2024 Senior Notes, principal amount, $250,000 (a)	245,587	245,398
2026 Senior Notes, principal amount, $300,000 (a)	294,011	293,773
Revolving credit facilities
€75.0 million (b)	—	—
C$40.0 million (c)	—	—
€70.0 million (d)	28,338	25,185
€5.0 million (e)	—	—
€25.0 million (f)	17,689	—

	$684,335	$958,921

As at March 31, 2018, the maturities of the principal portion of debt are as follows:

2018		$—
2019		—
2020		17,689
2021		—
2022		128,338
Thereafter		550,000

		$696,027

Certain of the Company’s debt instruments were issued under agreements which, among other things, may limit its ability and the ability of its subsidiaries to make certain payments, including dividends. These limitations are subject to specific exceptions. As at March 31, 2018, the Company is in compliance with the terms of its debt agreements.

(a)

On December 20, 2017, the Company issued $300,000 in aggregate principal amount of 5.50% senior notes which mature on January 15, 2026 (“2026 Senior Notes”). The 2026 Senior Notes were issued at a price of 100.00% of their principal amount. The net proceeds of the offering were $293,795, after deducting the underwriter’s discount and offering expenses.

In January 2018, the Company used the net proceeds, together with cash on hand, to redeem $300,000 in aggregate principal amount of 2022 Senior Notes (herein defined below). In connection with this redemption the Company recorded a loss on settlement of debt of $21,515 in the Interim Consolidated Statement of Operations. As at December 31, 2017, the total cash used to redeem the 2022 Senior Notes was classified as restricted cash and the carrying value of the 2022 Senior Notes was classified as a current liability in the Consolidated Balance Sheet.

FORM 10-Q

QUARTERLY REPORT - PAGE 9

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Note 4. Debt (continued)

On February 3, 2017, the Company issued $225,000 in aggregate principal amount of 6.50% senior notes which mature on February 1, 2024 (“2024 Senior Notes”) and on March 16, 2017, the Company issued an additional $25,000 in aggregate principal amount of its 2024 Senior Notes. The 2024 Senior Notes were issued at a price of 100.00% of their principal amount. The net proceeds of the offerings were $244,711, after deducting the underwriter’s discount and offering expenses. The net proceeds from the 2024 Senior Notes, together with cash on hand, were used to redeem $227,000 of remaining aggregate principal amount of outstanding senior notes due 2019, to finance the acquisition of a German sawmill and bio-mass power plant near Friesau Germany (the “Friesau Facility”) and for general working capital purposes. In connection with the redemption, the Company recorded a loss on settlement of debt of $10,696 in the Interim Consolidated Statement of Operations.

On November 26, 2014, the Company issued $400,000 in aggregate principal amount of 7.75% senior notes which mature on December 1, 2022 (“2022 Senior Notes” and collectively with the 2024 Senior Notes and 2026 Senior Notes, the “Senior Notes”).

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

(b)

A €75.0 million revolving credit facility at the Stendal mill that matures in October 2019. Borrowings under the facility are collateralized by the mill’s inventory and accounts receivable and bear interest at Euribor plus 3.50%. As at March 31, 2018, approximately €0.1 million ($161) of this facility was supporting bank guarantees leaving approximately €74.9 million ($92,246) available.

(c)

A C$40.0 million revolving credit facility at the Celgar mill that matures in May 2019. Borrowings under the facility are collateralized by the mill’s inventory and accounts receivable and are restricted by a borrowing base calculated on the mill’s inventory and accounts receivable. Canadian dollar denominated amounts bear interest at bankers acceptance plus 1.50% or Canadian prime. U.S. dollar denominated amounts bear interest at LIBOR plus 1.50% or U.S. base. As at March 31, 2018, approximately C$1.7 million ($1,318) was supporting letters of credit and approximately C$38.3 million ($29,705) was available.

FORM 10-Q

QUARTERLY REPORT - PAGE 10

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Note 4. Debt (continued)

(d)

A €70.0 million joint revolving credit facility that matures in April 2022. The Rosenthal mill has full access to the available amount under the facility and the Company’s wholly owned subsidiary, Mercer Timber Products GmbH has access to a maximum of €45.0 million. Borrowings under the facility are collateralized by the borrowers’ inventory and accounts receivable and bear interest at Euribor plus 2.95% . As at March 31, 2018, approximately €23.0 million ($28,338) of this facility was drawn and accruing interest at a rate of 2.95% and approximately €11.6 million ($14,331) of this facility was supporting bank guarantees leaving approximately €35.4 million ($43,578) available.

(e)

A €5.0 million revolving credit facility at the Rosenthal mill that matures in December 2018. Borrowings under this facility bear interest at the rate of the three-month Euribor plus 2.50% and are secured by certain land at the Rosenthal mill. As at March 31, 2018 approximately €2.6 million ($3,144) of this facility was supporting bank guarantees leaving approximately €2.4 million ($3,016) available.

(f)

A €25.0 million revolving credit facility for the Company’s wholly owned German subsidiary, Mercer Holz GmbH (“Mercer Holz”), that matures in February 2020. Borrowings under this facility bear interest at Euribor plus 3.30% and are secured by Mercer Holz’s inventory and accounts receivable. As at March 31, 2018, approximately €14.4 million ($17,689) of this facility was drawn and accruing interest at a rate of 3.30% and approximately €0.9 million ($1,134) of this facility was supporting bank guarantees leaving approximately €9.7 million ($11,980) available.

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

The components of the net benefit costs relating to the Celgar Defined Benefit Plans for the three month periods ended March 31, 2018 and 2017 were as follows:

	Three Months Ended March 31,
	2018		2017
	Pension	Other Post- Retirement Benefits	Pension	Other Post- Retirement Benefits
Service cost	$26	$120	$23	$143
Interest cost	323	182	328	232
Expected return on plan assets	(393)	—	(493)	—
Amortization of unrecognized items	234	(53)	257	36

Net benefit costs	$190	$249	$115	$411

FORM 10-Q

QUARTERLY REPORT - PAGE 11

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Note 5. Pension and Other Post-Retirement Benefit Obligations (continued)

Defined Contribution Plan

Effective December 31, 2008, the Celgar Defined Benefit Plans were closed to new members. In addition, the defined benefit service accrual ceased on December 31, 2008, and members began to receive pension benefits, at a fixed contractual rate, under a new defined contribution plan effective January 1, 2009. During the three month period ended March 31, 2018, the Company made contributions of $218 (2017 – $267), to this plan.

Multiemployer Plan

The Company participates in a multiemployer plan for the hourly-paid employees at the Celgar mill. The contributions to the plan are determined based on a percentage of pensionable earnings pursuant to a collective bargaining agreement. The Company has no current or future contribution obligations in excess of the contractual contributions. During the three month period ended March 31, 2018, the Company made contributions of $487 (2017 – $478), to this plan.

Note 6. Income Taxes

The income tax provision attributable to income before provision for income taxes in the Interim Consolidated Statement of Operations differs from the amounts computed by applying the U.S. Federal statutory income tax rate of 21% (2017 - 35%) for the three month periods ended March 31, 2018 and 2017 as a result of the following:

	Three Months Ended March 31,
	2018	2017
U.S. Federal statutory rate	21%	35%

U.S. Federal statutory rate on income before provision for income taxes	$(7,398)	$(6,022)
Tax differential on foreign income	(4,589)	2,417
Effect of foreign earnings	(2,717)	—
Change in undistributed earnings	—	(2,482)
Valuation allowance	18,245	(4,154)
Adjustment to uncertain tax position	(16,677)	—
Tax benefit of partnership structure	897	1,216
Non-taxable foreign subsidies	756	559
True-up of prior year taxes	2,610	380
Foreign exchange on valuation allowance	(322)	237
Foreign exchange on settlement of debt	—	550
Other	(386)	(182)

	$(9,581)	$(7,481)

Comprised of:
Current income tax provision	$(4,769)	$(3,272)
Deferred income tax provision	(4,812)	(4,209)

	$(9,581)	$(7,481)

As at March 31, 2018, the Company had approximately $60,600 of total gross unrecognized tax benefits, which if recognized would not impact the Company’s effective tax rate. The liability related to the unrecognized tax benefit is fully offset by a reduction in the valuation allowance. The Company did not recognize any interest or penalties related to the unrecognized tax benefits.

FORM 10-Q

QUARTERLY REPORT - PAGE 12

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Note 6. Income Taxes (continued)

The Tax Cuts and Jobs Act (the “Act”) enacted on December 22, 2017 resulted in substantial changes including reducing the US federal corporate income tax rate from 35% to 21% and requiring companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred. The Company applied the guidance in Staff Accounting Bulletin No. 118 and at December 31, 2017 calculated its best estimate of the impact of the Act in its year end income tax provision.

During the three month period ended March 31, 2018, the Company did not record any measurement period adjustments to the provisional estimates recorded at December 31, 2017. Final accounting for these impacts is expected in the third quarter of 2018 subsequent to the Company’s completion of the 2017 tax return.

Note 7. Net Income Per Common Share

	Three Months Ended March 31,
	2018	2017
Net income
Basic and diluted	$25,649	$9,726

Net income per common share
Basic and diluted	$0.39	$0.15

Weighted average number of common shares outstanding:
Basic(1)	65,050,275	64,767,944
Effect of dilutive shares:
Performance Share Units (“PSUs”)	492,031	491,046
Restricted shares	32,515	28,768

Diluted	65,574,821	65,287,758

(1)	For the three month period ended March 31, 2018, the basic weighted average number of common shares outstanding excludes 43,635 restricted shares which have been issued, but have not vested as at March 31, 2018 (2017 – 38,000 restricted shares).

The calculation of diluted net income per common share does not assume the exercise of any instruments that would have an anti-dilutive effect on net income per common share. There were no anti-dilutive instruments for the three month periods ended March 31, 2018 and 2017.

Note 8. Shareholders’ Equity

Dividends

In February 2018, the Company’s Board of Directors declared a quarterly dividend of $0.125 per common share. Payment of the dividend was made on April 4, 2018 to all shareholders of record on March 28, 2018.

In May 2018, the Company’s Board of Directors declared a quarterly dividend of $0.125 per common share. Payment of the dividend will be made on July 6, 2018 to all shareholders of record on June 27, 2018. Future dividends are subject to approval by the Board of Directors and may be adjusted as business and industry conditions warrant.

FORM 10-Q

QUARTERLY REPORT - PAGE 13

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Note 8. Shareholders’ Equity (continued)

Stock Based Compensation

In June 2010, the Company adopted a stock incentive plan which provides for options, restricted stock rights, restricted shares, performance shares, PSUs and stock appreciation rights to be awarded to employees, consultants and non-employee directors. During the three month period ended March 31, 2018, there were no issued and outstanding options, restricted stock rights, performance shares or stock appreciation rights. As at March 31, 2018, after factoring in all allocated shares, there remain approximately 2.9 million common shares available for grant.

PSUs

PSUs comprise rights to receive common shares at a future date that are contingent on the Company and the grantee achieving certain performance objectives. The performance objective period is generally three years. For the three month period ended March 31, 2018, the Company recognized an expense of $64 related to PSUs (2017 – income of $249).

The following table summarizes PSU activity during the period:

Number of PSUs
Outstanding as at January 1, 2018	1,867,158
Granted	652,548
Vested and issued	(153,243)
Forfeited	(330,455)

Outstanding as at March 31, 2018	2,036,008

Restricted Shares

Restricted shares generally vest at the end of one year. Expense recognized for the three month period ended March 31, 2018 was $129 (2017 – $88). As at March 31, 2018, the total remaining unrecognized compensation cost related to restricted shares amounted to approximately $86 which will be amortized over the remaining vesting periods.

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss are as follows:

	Foreign Currency Translation Adjustment	Defined Benefit Pension and Other Post- Retirement Benefit Items	Unrealized Gains / Losses on Marketable Securities	Total
Balance as at January 1, 2018	$(50,083)	$(8,900)	$(18)	$(59,001)

Other comprehensive income (loss) before reclassifications	16,285	(335)	1	15,951
Amounts reclassified from accumulated other comprehensive loss	—	181	—	181

Other comprehensive income (loss)	16,285	(154)	1	16,132

Balance as at March 31, 2018	$(33,798)	$(9,054)	$(17)	$(42,869)

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

For the three month period ended March 31, 2017 there was only one reportable business segment, pulp, as the Friesau Facility was acquired on April 12, 2017. The following tables shows information by reportable business segments for the three month periods ended March 31, 2018 and March 31, 2017.

Three Months Ended March 31, 2018	Pulp	Wood Products	Corporate and Other	Elimination Adjustment	Consolidated
Revenues from external customers	$314,235	$53,668	$—	$—	$367,903
Revenues from other segments	$354	$4,949	$—	$(5,303)	$—
Operating income (loss)	$74,054	$2,982	$(988)	$—	$76,048
Depreciation and amortization	$21,523	$1,686	$110	$—	$23,319
Purchase of property, plant and equipment	$12,473	$3,676	$35	$—	$16,184
Total assets	$1,360,395	$126,593	$20,192	$—	$1,507,180
Revenues by major products
Pulp	$290,551	$—	$—	$—	$290,551
Lumber	—	48,168	—	—	48,168
Energy and chemicals	23,684	2,781	—	—	26,465
Wood residuals	—	2,719	—	—	2,719

Total revenues	$314,235	$53,668	$—	$—	$367,903

Revenues by geographical markets
U.S.	$5,650	$16,405	$—	$—	$22,055
Germany	124,738	21,766	—	—	146,504
China	84,481	—	—	—	84,481
Other countries	99,366	15,497	—	—	114,863

Total revenues	$314,235	$53,668	$—	$—	$367,903

FORM 10-Q

QUARTERLY REPORT - PAGE 15

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Note 9. Business Segment Information (continued)

Three Months Ended March 31, 2017	Pulp	Wood Products	Corporate and Other	Elimination Adjustment	Consolidated
Revenues from external customers	$242,784	$—	$—	$—	$242,784
Operating income (loss)	$42,360	$—	$(1,014)	$—	$41,346
Depreciation and amortization	$19,116	$—	$105	$—	$19,221
Purchase of property, plant and equipment	$8,164	$—	$—	$—	$8,164
Revenues by major products
Pulp	$220,812	$—	$—	$—	$220,812
Energy and chemicals	21,972	—	—	—	21,972

Total revenues	$242,784	$—	$—	$—	$242,784

Revenues by geographical markets
U.S.	$4,424	$—	$—	$—	$4,424
Germany	98,025	—	—	—	98,025
China	58,897	—	—	—	58,897
Other countries	81,438	—	—	—	81,438

Total revenues	$242,784	$—	$—	$—	$242,784

As at December 31, 2017, the Company had total assets of $1,253,545 in the pulp segment, $116,320 in the wood products segment and $354,845 in corporate and other.

Note 10. Financial Instruments and Fair Value Measurement

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

The following tables present a summary of the Company’s outstanding financial instruments and their estimated fair values under the fair value hierarchy:

	Fair value measurements as at March 31, 2018 using:
Description	Level 1	Level 2	Level 3	Total
Revolving credit facilities	$—	$46,027	$—	$46,027
Senior notes	—	665,875	—	665,875

	$—	$711,902	$—	$711,902

	Fair value measurements as at December 31, 2017 using:
Description	Level 1	Level 2	Level 3	Total
Revolving credit facilities	$—	$25,185	$—	$25,185
Senior notes	—	989,125	—	989,125

	$—	$1,014,310	$—	$1,014,310

FORM 10-Q

QUARTERLY REPORT - PAGE 16

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Note 10. Financial Instruments and Fair Value Measurement (continued)

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

The carrying amount of cash and cash equivalents of $213,566 and accounts receivable of $212,845 recorded in the Interim Consolidated Balance Sheet, net of any allowances for losses, represents the Company’s maximum exposure to credit risk.

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

(c)

In March 2018, the Company announced it had received the decision of the tribunal in respect of its previously initiated claim in January 2012 against the Government of Canada under the North American Free Trade Agreement (“NAFTA”). The basis of the claim was that the Celgar mill had received discriminatory treatment regarding its ability to purchase and sell energy compared to other pulp mills and entities that generate and sell electricity within the Province of British Columbia. The tribunal ruled that there was no violation of NAFTA and as is customary in these matters, the tribunal awarded costs to the Government of Canada of approximately $6,951.

FORM 10-Q

QUARTERLY REPORT - PAGE 17

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

In this document: (i) unless the context otherwise requires, references to “we”, “our”, “us”, the “Company” or “Mercer” mean Mercer International Inc. and its subsidiaries; (ii) references to “Mercer Inc.” mean the Company excluding its subsidiaries; (iii) information is provided as of March 31, 2018, unless otherwise stated; (iv) our reporting currency is dollars and references to “€” mean euros and “C$” mean Canadian dollars; (v) “ADMTs” refers to air-dried metric tonnes; (vi) “MW” refers to megawatts and “MWh” refers to megawatt hours; (vii) “Mfbm” refers to thousand board feet of lumber and “MMfbm” mean million board feet of lumber; and (viii) our lumber metrics are converted from cubic meters to Mfbm using a conversion ratio of 1.6 cubic meters to 1 Mfbm, which is the ratio commonly used in the industry.

Due to rounding, numbers presented throughout this report may not add up precisely to totals we provide and percentages may not precisely reflect the absolute figure.

The following discussion and analysis of our results of operations and financial condition for the three months ended March 31, 2018 should be read in conjunction with our interim consolidated financial statements and related notes included in this quarterly report, as well as our most recent annual report on Form 10-K for the fiscal year ended December 31, 2017 filed with the Securities and Exchange Commission, referred to as the “SEC”.

Results of Operations

General

We have two reportable operating segments, being the pulp business and, since the April 2017 acquisition of one of Germany’s largest sawmills and a bio-mass power plant, referred to as the “Friesau Facility”, the wood products business.

Each segment offers primarily different products and requires different manufacturing processes, technology and sales and marketing.

Current Market Environment

In the first quarter of 2018, pulp prices in Europe, China and North America increased compared to fourth quarter of 2017 due to continued steady demand, producer downtime, low paper producer inventories and lower levels of recycled fiber availability in China due to recent import restrictions.

Overall, our average pulp sales realizations were approximately 9% higher in the first quarter of 2018 compared to the fourth quarter of 2017.

At the end of the current quarter, list prices in Europe, China and North America were approximately $1,130, $910 and $1,260 per ADMT, respectively.

Currently, the NBSK pulp market is generally balanced with world producer inventories at about 31 days’ supply. Looking forward, we believe the new pulp production capacity that has or is coming online will not materially adversely impact the market in the near term as a result of

FORM 10-Q

QUARTERLY REPORT - PAGE 19

continued steady demand growth, producer downtime and declining recovered or waste paper availability in China.

In the second quarter of 2018, we have an aggregate of 26 days of scheduled maintenance downtime (which will reduce production by approximately 40,800 ADMTs) at our pulp mills of which 12 days are at our Stendal mill and 14 days are at our Celgar mill. Additionally, one of the two turbines at our Stendal mill will be offline for service for approximately three months commencing in the second quarter and into the third quarter of 2018.

In the first quarter of 2018, European and U.S. lumber markets continued to be strong with prices near multi-year highs and are expected to remain steady in the near term.

FORM 10-Q

QUARTERLY REPORT - PAGE 20

Summary Financial Highlights

	Three Months Ended March 31,
	2018		2017
	(in thousands, other than per share amounts)
Statement of Operations Data
Pulp segment revenues	$314,235		$242,784
Wood products segment revenues	53,668

Total revenues	$367,903		$242,784

Pulp segment operating income	$74,054		$42,360(1)
Wood products segment operating income	2,982
Corporate and other operating loss	(988)		(1,014)

Total operating income	$76,048		$41,346

Pulp segment depreciation and amortization	$21,523		$19,116
Wood products segment depreciation and amortization	1,686
Corporate and other depreciation and amortization	110		105

Total depreciation and amortization	$23,319		$19,221

Operating EBITDA(2)	$99,367		$60,567	(1)
Loss on settlement of debt	$21,515	(3)	$10,696	(4)
Legal cost award	$6,951		$-
Provision for income taxes	$9,581		$7,481
Net income	$25,649		$9,726
Net income per common share
Basic and diluted	$0.39		$0.15
Common shares outstanding at period end	65,171		64,974

(1)   Adjusted as a result of our adoption of Accounting Standards Update 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Post-Retirement Benefit Cost, in the current year. See Note 1 to our Interim Consolidated Financial Statements.

(2)   The following table provides a reconciliation of net income to operating income and Operating EBITDA for the periods indicated:

	Three Months Ended March 31,
	2018		2017
	(in thousands)
Net income	$25,649		$9,726
Provision for income taxes	9,581		7,481
Interest expense	12,115		13,879
Loss on settlement of debt	21,515		10,696
Legal cost award	6,951		-
Other (income) expenses	237		(436)

Operating income	76,048		41,346
Add: Depreciation and amortization	23,319		19,221

Operating EBITDA	$99,367		$60,567

(3)	Redemption of 7.75% senior notes due 2022, referred to as the “2022 Senior Notes”.
(4)	Redemption of 7.00% senior notes due 2019, referred to as the “2019 Senior Notes”.

FORM 10-Q

QUARTERLY REPORT - PAGE 21

Selected Production, Sales and Other Data

	Three Months Ended March 31,
	2018	2017
Pulp Segment
Pulp production (‘000 ADMTs)	364.5	373.8
Annual maintenance downtime (‘000 ADMTs)	-	-
Annual maintenance downtime (days)	-	-
Pulp sales (‘000 ADMTs)	367.1	375.1
Average NBSK pulp list prices in Europe ($/ADMT)(1)	1,097	823
Average NBSK pulp list prices in China ($/ADMT)(1)	910	645
Average NBSK pulp list prices in North America ($/ADMT)(1)	1,233	1,033
Average pulp sales realizations ($/ADMT)(2)	783	584
Energy production (‘000 MWh)	438.0	472.2
Surplus energy sales (‘000 MWh)	175.7	202.7
Average energy sales realizations ($/MWh)	107	91

Wood Products Segment
Lumber production (MMfbm)	102.7
Lumber sales (MMfbm)	115.1
Average lumber sales realizations ($/Mfbm)	418
Energy production (‘000 MWh)	20.6
Surplus energy sales (‘000 MWh)	20.6
Average energy sales realizations ($/MWh)	135

Average Spot Currency Exchange Rates
$ / €(3)	1.2289	1.0661
$ / C$(3)	0.7904	0.7555

(1)	Source: RISI pricing report.
(2)	Sales realizations after customer discounts, rebates and other selling concessions. Incorporates the effect of pulp price variations occurring between the order and shipment dates.
(3)	Average Federal Reserve Bank of New York Noon Buying Rates over the reporting period.

Consolidated - Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

Total revenues for the three months ended March 31, 2018 increased by approximately 52% to $367.9 million from $242.8 million in the same quarter of 2017 primarily due to a 34% increase in pulp sales realizations and the inclusion of $53.7 million of wood products segment revenues.

Costs and expenses in the current quarter increased by approximately 45% to $291.9 million from $201.4 million in the first quarter of 2017 primarily due to the inclusion of costs and expenses from our wood products segment, the negative impact of a weaker dollar on our euro denominated costs and expenses and higher per unit fiber costs.

In the first quarter of 2018, operating depreciation and amortization increased to $23.2 million from $19.1 million in the same quarter of 2017 due to the negative impact of a weaker dollar on our euro denominated depreciation expense and the acquisition of the Friesau Facility.

Selling, general and administrative expenses increased to $14.4 million in the first quarter of 2018 from $9.7 million in the same quarter of 2017 primarily due to the inclusion of the wood products segment.

FORM 10-Q

QUARTERLY REPORT - PAGE 22

In the first quarter of 2018, our operating income increased by approximately 84% to $76.0 million from $41.3 million in the same quarter of 2017 primarily due to higher pulp sales realizations and the inclusion of the wood products segment partially offset by the negative impact of a weaker dollar on our euro denominated costs and expenses and higher per unit fiber costs.

In December 2017, we issued $300.0 million of 5.50% senior notes due 2026, referred to as the “2026 Senior Notes” and, on January 5, 2018, we utilized the proceeds, together with cash on hand, to redeem $300.0 million of our 7.75% senior notes due 2022 at a cost, including premium, of $317.4 million and recorded a loss on such redemption of $21.5 million (being $0.33 per share).

Interest expense in the current quarter decreased to $12.1 million from $13.9 million in the same quarter of 2017 primarily as a result of a lower interest rate on our outstanding senior notes.

In the first quarter of 2018, we recognized an expense of $7.0 million, or $0.11 per share, in connection with the legal cost award made by the tribunal in our claim against the Government of Canada under the North American Free Trade Agreement, referred to as “NAFTA”.

During the first quarter of 2018, income tax expense increased to $9.6 million from $7.5 million in the same quarter of 2017 due to higher taxable income for our German mills.

For the first quarter of 2018, after giving effect to costs of $28.5 million, or $0.44 per basic and $0.43 per diluted share, for the redemption of senior notes and the NAFTA legal cost awards, our net income increased to $25.6 million, or $0.39 per share, from $9.7 million, or $0.15 per share, after giving effect to costs of $10.7 million for the redemption of senior notes in the same quarter of 2017.

In the first quarter of 2018, Operating EBITDA increased by approximately 64% to $99.4 million from $60.6 million in the same quarter of 2017 primarily due to higher pulp sales realizations partially offset by the negative impact of a weaker dollar relative to the euro and higher per unit fiber costs.

Operating Results by Business Segment

None of the income or loss items following operating income in our Interim Consolidated Statement of Operations are allocated to our segments, since those items are reviewed separately by management.

FORM 10-Q

QUARTERLY REPORT - PAGE 23

Pulp Segment - Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

Selected Financial Information

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Pulp revenues	$290,551	$220,812
Energy and chemical revenues	$23,684	$21,972
Depreciation and amortization	$21,523	$19,116
Operating income	$74,054	$42,360

Pulp revenues in the first quarter of 2018 increased by approximately 32% to $290.6 million from $220.8 million in the same quarter of 2017 due to higher sales realizations partially offset by lower sales volumes.

Energy and chemical revenues increased by approximately 8% to $23.7 million in the first quarter of 2018 from $22.0 million in the same quarter of 2017 due to the positive impact of a weaker dollar on our euro denominated revenues partially offset by lower energy sales volumes.

Pulp production decreased by approximately 2% to 364,486 ADMTs in the current quarter from 373,765 ADMTs in the same quarter of 2017 due to minor maintenance activities at the Stendal mill. We did not have any scheduled maintenance downtime in either the first quarter of 2018 or 2017.

Pulp sales volumes decreased by approximately 2% to 367,074 ADMTs in the current quarter from 375,104 ADMTs in the same quarter of 2017 primarily due to slightly lower production.

In the current quarter of 2018, list prices for NBSK pulp in Europe and China increased from the same quarter of 2017, largely as a result of overall steady demand. Average list prices for NBSK pulp in Europe were approximately $1,097 per ADMT in the first quarter of 2018 compared to approximately $823 per ADMT in the same quarter of 2017. Average list prices for NBSK pulp in China and North America were approximately $910 per ADMT and $1,233 per ADMT, respectively, in the current quarter compared to approximately $645 per ADMT and $1,033 per ADMT, respectively, in the same quarter of 2017. NBSK pulp prices are cyclical and are at or near record highs.

Average pulp sales realizations increased by approximately 34% to $783 per ADMT in the first quarter of 2018 from approximately $584 per ADMT in the same quarter of 2017 primarily due to higher list prices.

Compared to the same quarter of the prior year the dollar was weaker against the euro and Canadian dollar which increased the dollar cost of our euro and Canadian dollar costs and expenses and contributed to a negative foreign exchange impact on operating income of approximately $20.7 million when compared to the same quarter of the prior year.

Costs and expenses for our pulp segment in the current quarter increased by approximately 20% to $240.5 million from $200.4 million in the first quarter of 2017 primarily due to the negative

FORM 10-Q

QUARTERLY REPORT - PAGE 24

impact of a weaker dollar on our euro denominated costs and expenses and higher per unit fiber costs.

In the first quarter of 2018, pulp segment operating depreciation and amortization increased to $21.5 million from $19.1 million in the same quarter of 2017 primarily due the negative impact of a weaker dollar on our euro denominated depreciation expense.

On average, in the current quarter overall per unit fiber costs increased by approximately 28% from the same quarter of 2017 primarily as a result of the negative impact of a weaker dollar on our euro and Canadian dollar denominated fiber costs, weather related increased demand from Scandinavian pulp mills and lower harvesting activities in our mills’ fiber supply areas. Harvesting activities in Germany and British Columbia were impacted by short interruptions resulting from unseasonably wet winter conditions. Additionally, there was reduced pulp log availability in British Columbia as sawmills focused harvesting activities on rebuilding sawlog inventories that were impacted by the summer wild fires. We expect a moderate decline in per unit fiber costs in the second quarter of 2018 as a result of improved harvesting conditions.

Transportation costs for our pulp segment increased by approximately 14% to $19.9 million in the current quarter from $17.4 million in the same quarter of 2017 primarily due to the negative impact of a weaker dollar on our euro and Canadian dollar denominated transportation costs.

In the first quarter of 2018, pulp segment operating income increased by approximately 75% to $74.1 million from $42.4 million in the same quarter of 2017 primarily due to higher pulp sales realizations partially offset by the negative impact of a weaker dollar relative to the euro and higher per unit fiber costs.

Wood Products Segment - Three Months Ended March 31, 2018

Selected Financial Information

Three Months Ended March 31, 2018
(in thousands)
Lumber revenues	$48,168
Energy revenues	$2,781
Wood residual revenues	$2,719
Depreciation and amortization	$1,686
Operating income	$2,982

In the first quarter of 2018, lumber revenues were $48.2 million, of which approximately 27% of sales volumes were in the U.S. market and substantially all remaining sales were in Europe. European and U.S. lumber markets were generally strong with prices steady and near multi-year highs.

We produced 102.7 million board feet of lumber in the first quarter of 2018. Lumber sales volumes were 115.1 million board feet.

Average lumber sales realizations in the first quarter of 2018 were $418 per Mfbm.

FORM 10-Q

QUARTERLY REPORT - PAGE 25

In the first quarter of 2018, energy and other by-product revenues were approximately $5.5 million.

Our fiber costs were approximately 80% of our cash production costs. Unseasonably wet winter weather conditions in Germany resulted in lower harvesting activities and high fiber costs in the current quarter. As harvesting activities increase we expect modestly lower fiber costs in the second quarter of 2018.

In the first quarter of 2018, operating depreciation and amortization for our wood products segment was $1.7 million.

In the first quarter of 2018, our wood products segment operating income was approximately $3.0 million.

Liquidity and Capital Resources

Summary of Cash Flows

	Three Months Ended March 31,
	2018		2017
	(in thousands)
Net cash from operating activities	$76,377		$53,385
Net cash used in investing activities	(16,351)		(8,404)
Net cash from (used in) financing activities	(307,733	)(1)	1,570
Effect of exchange rate changes on cash, cash equivalents and restricted cash	535		518

Net increase (decrease) in cash, cash equivalents and restricted cash	$(247,172)		$47,069

(1)	Includes cash used for the redemption of 2022 Senior Notes of $317.4 million.

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

Cash provided by operating activities was $76.4 million in the three months ended March 31, 2018 and $53.4 million in the comparative period of 2017. An increase in accounts payable and accrued expenses provided cash of $18.0 million, including the legal cost award in our NAFTA claim, in the first quarter of 2018 compared to $6.9 million in the same period of 2017. An overall increase in inventories used cash of $6.8 million in the three months ended March 31, 2018 compared to a decrease in inventories providing cash of $9.4 million in the same period of 2017. An increase in accounts receivable used cash of $5.1 million in the three months ended March 31, 2018 compared to $6.3 million in the same period of 2017.

Cash Flows from Investing Activities. Investing activities in the three months ended March 31, 2018 used cash of $16.4 million primarily related to capital expenditures of $16.2 million. In the three months ended March 31, 2018, capital expenditures primarily related to large maintenance

FORM 10-Q

QUARTERLY REPORT - PAGE 26

projects and improvements to the digester performance at our Celgar mill, the replacement of mobile equipment and saw line optimization at our Friesau Facility and various other smaller projects. In the same period of 2017, investing activities used cash of $8.4 million, primarily related to capital expenditures of $8.2 million comprised of a number of projects at our mills.

Cash Flows from Financing Activities. In the three months ended March 31, 2018, financing activities used cash of $307.7 million primarily in connection with the redemption of 2022 Senior Notes, which used cash of $317.4 million. In the three months ended March 31, 2018, we drew $20.1 million on our revolving credit facilities primarily to finance wood procurement activities, paid a dividend of $8.1 million and paid $1.4 million of debt issuance costs primarily for the 2026 Senior Notes. In the same period of 2017, financing activities provided cash of $1.6 million, including an aggregate of $250.0 million from the issuance of our 6.50% senior notes due 2024, referred to as the “2024 Senior Notes”, which was primarily used to redeem our 2019 Senior Notes at a cost of $234.9 million. In the first quarter of 2017, debt issuance costs for the 2024 Senior Notes used cash of $5.1 million and a dividend payment used cash of $7.4 million.

Balance Sheet Data

The following table is a summary of selected financial information as at the dates indicated:

	March 31,	December 31,
	2018	2017
	(in thousands)
Financial Position
Cash and cash equivalents	$213,566	$143,299	(1)
Working capital	$476,151	$421,873
Total assets	$1,507,180	$1,407,271	(1)
Long-term liabilities	$771,195	$743,578
Total equity	$584,494	$550,666

(1)	Excludes restricted cash of $317.4 million held to redeem $300.0 million of 2022 Senior Notes on January 5, 2018.

As a result of the weakening of the dollar versus the euro as at March 31, 2018, we recorded a net non-cash increase in the carrying value of our net assets, consisting primarily of our fixed assets denominated in euros. This non-cash increase of approximately $16.3 million does not affect our net income, Operating EBITDA or cash flows but is reflected in our other comprehensive income and as an increase to our total equity.

Sources and Uses of Funds

Our principal sources of funds are cash flows from operations and cash and cash equivalents on hand. Our principal uses of funds consist of operating expenses, capital expenditures and semi-annual interest payments on our outstanding senior notes.

FORM 10-Q

QUARTERLY REPORT - PAGE 27

The following table sets out our total capital expenditures and interest expense for the periods indicated:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Capital expenditures	$16,184	$8,164
Cash paid for interest expense(1)	$3,147	$4,456
Interest expense(2)	$12,115	$13,879

(1)	Amounts differ from interest expense which includes non-cash items. See supplemental disclosure of cash flow information from our Interim Consolidated Statement of Cash Flows included in this report.
(2)

Interest on our 2022 Senior Notes is paid semi-annually in June and December of each year. In January 2018, we redeemed $300.0 million of our 2022 Senior Notes. Interest on our 2024 Senior Notes is paid semi-annually in February and August of each year and interest on our 2026 Senior Notes is paid semi-annually in January and July of each year, commencing July 2018.

In the first quarter of 2018, we expended $8.1 million to pay a quarterly dividend of $0.125 per common share.

As at March 31, 2018, our cash and cash equivalents increased to $213.6 million from $143.3 million at the end of 2017. As at March 31, 2018, we had approximately $180.5 million available under our revolving credit facilities.

As at March 31, 2018, we had no material commitments to acquire assets or operating businesses.

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

Debt Covenants

Certain of our long-term obligations contain various financial tests and covenants customary to these types of arrangements. See our annual report on Form 10-K for the fiscal year ended December 31, 2017.

As at March 31, 2018, we were in full compliance with all of the covenants of our indebtedness.

Off-Balance Sheet Arrangements

At March 31, 2018, we did not have any off-balance sheet arrangements (as defined in Item 303(a)(4)(ii) of Regulation S-K).

FORM 10-Q

QUARTERLY REPORT - PAGE 28

Contractual Obligations and Commitments

There were no material changes outside the ordinary course to any of our material contractual obligations during the three months ended March 31, 2018.

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

As a result of the weakening of the dollar versus the euro as at March 31, 2018, we recorded a net non-cash increase of $16.3 million in the carrying value of our net assets, consisting primarily of our fixed assets denominated in euros. As a result, our accumulated other comprehensive loss decreased to $42.9 million.

Based upon the exchange rate as at March 31, 2018, the dollar has weakened by approximately 3% against the euro and strengthened by approximately 3% against the Canadian dollar since December 31, 2017. See “Quantitative and Qualitative Disclosures about Market Risk”.

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

Our significant accounting policies are disclosed in Note 1 to our audited annual financial statements included in our annual report on Form 10-K for the fiscal year ended December 31, 2017. While all of the significant accounting policies are important to the consolidated financial statements, some of these policies may be viewed as having a high degree of judgment. On an ongoing basis using currently available information, management reviews its estimates, including those related to accounting for, among other things, pension and other post-retirement benefit obligations, deferred income taxes (valuation allowance and permanent reinvestment), depreciation and amortization, future cash flows associated with impairment testing for long-lived assets, the allocation of the purchase price in a business combination to the assets acquired and liabilities assumed, legal liabilities and contingencies. Actual results could differ materially from these estimates, and changes in these estimates are recorded when known.

FORM 10-Q

QUARTERLY REPORT - PAGE 29

We have identified certain accounting policies that are the most important to the portrayal of our current financial condition and results of operations.

For information about both our significant and critical accounting policies, see our annual report on Form 10-K for the fiscal year ended December 31, 2017.

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

●	our business is highly cyclical in nature;

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

●	our business is subject to risks associated with climate change and social and government responses thereto;

●	our operations require substantial capital and we may be unable to maintain adequate capital resources to provide for such capital requirements;

●	our acquisition of the Friesau Facility and other future acquisitions may result in additional risks and uncertainties in our business;

●	fluctuations in prices and demand for lumber could adversely affect our business;

FORM 10-Q

QUARTERLY REPORT - PAGE 30

●	adverse housing market conditions may increase the credit risk from customers of our Friesau Facility;

●	our Friesau Facility’s lumber products are vulnerable to declines in demand due to competing technologies or materials;

●

changes in credit ratings issued by nationally recognized statistical rating organizations could adversely affect our cost of financing and have an adverse effect on the market price of our securities;

●	we rely on government grants and participate in German statutory energy programs;

●	we are subject to risks related to our employees;

●	we are dependent on key personnel;

●	we may experience material disruptions to our production;

●	if our long-lived assets become impaired, we may be required to record non-cash impairment charges that could have a material impact on our results of operations;

●	we may incur losses as a result of unforeseen or catastrophic events, including the emergence of a pandemic, terrorist attacks or natural disasters;

●	our insurance coverage may not be adequate;

●	we rely on third parties for transportation services;

●	we periodically use derivatives to manage certain risks which has caused significant fluctuations in our operating results;

●	failures or security breaches of our information technology systems could disrupt our operations and negatively impact our business;

●	the price of our common stock may be volatile;

●	a small number of our shareholders could significantly influence our business;

●

our international sales and operations are subject to applicable laws relating to trade, export controls and foreign corrupt practices, the violation of which could adversely affect our operations; and

●	we are exposed to interest rate fluctuations.

Given these uncertainties, you should not place undue reliance on our forward-looking statements. The forgoing review of important factors is not exhaustive or necessarily in order of importance and should be read in conjunction with the risks and assumptions including those set forth in reports and other documents we have filed with or furnished to the SEC, including in our annual report on Form 10-K for the fiscal year ended December 31, 2017. We advise you that these cautionary remarks expressly qualify in their entirety all forward-looking statements attributable to us or persons acting on our behalf. Unless required by law, we do not assume any obligation to update forward-looking statements based on unanticipated events or changed expectations. However, you should carefully review the reports and other documents we file from time to time with the SEC.

FORM 10-Q

QUARTERLY REPORT - PAGE 31

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

Demand for each of pulp and lumber has historically been determined primarily by general global macro-economic conditions and has been closely tied to overall business activity. NBSK pulp prices have been and are likely to continue to be volatile and can fluctuate widely over time. Between 2008 and 2018, European list prices for NBSK pulp have fluctuated between a low of approximately $575 per ADMT in 2009 to a high of $1,130 per ADMT in 2018.

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

FORM 10-Q

QUARTERLY REPORT - PAGE 32

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

QUARTERLY REPORT - PAGE 33

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

For additional information, please refer to Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk included in our annual report on Form 10-K for the fiscal year ended December 31, 2017.

FORM 10-Q

QUARTERLY REPORT - PAGE 34

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

QUARTERLY REPORT - PAGE 35

PART II.        OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are subject to routine litigation incidental to our business, including that which is described in our latest annual report on Form 10-K for the fiscal year ended December 31, 2017. We do not believe that the outcome of such litigation will have a material adverse effect on our business or financial condition.

In March 2018, we received the decision of the tribunal in respect of our previously announced claim against the Government of Canada under NAFTA. In a split-decision, the tribunal ruled that it lacked jurisdiction to decide certain of our claims under NAFTA and, with respect to our other NAFTA claims, that they were highly complex and technical and that it would be inappropriate for the tribunal to re-determine matters calling for specialist judgment and, as a result, there was no violation of NAFTA. As is customary in these matters, the tribunal awarded costs to Canada and we recognized an expense of $7.0 million in the first quarter of 2018 in relation to such legal cost award.

ITEM 1A.	RISK FACTORS

There have been no material changes to the factors disclosed in Item 1A. Risk Factors in our annual report on Form 10-K for the fiscal year ended December 31, 2017.

ITEM 2.	UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

None.

FORM 10-Q

QUARTERLY REPORT - PAGE 36

ITEM 6.	EXHIBITS

Exhibit No.	Description

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1*	Section 906 Certification of Chief Executive Officer

32.2*	Section 906 Certification of Chief Financial Officer

101

The following financial statements from the Company’s Form 10-Q for the fiscal period ended March 31, 2018, formatted in XBRL: (i) Interim Consolidated Statements of Operations; (ii) Interim Consolidated Statements of Comprehensive Income; (iii) Interim Consolidated Balance Sheets; (iv) Interim Consolidated Statements of Cash Flows; and (v) Notes to Interim Consolidated Financial Statements.

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

QUARTERLY REPORT - PAGE 37

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERCER INTERNATIONAL INC.

By:	/s/ David M. Gandossi
David M. Gandossi
Chief Executive Officer and President

Date: May 3, 2018

FORM 10-Q

QUARTERLY REPORT - PAGE 38