Form 10-Q
period 2018-06-30
MERCER INTERNATIONAL INC.
filed 2018-07-26
CIK 1333274

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ]                            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

The Registrant had 65,201,661 shares of common stock outstanding as at July 25, 2018.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MERCER INTERNATIONAL INC.

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2018

(Unaudited)

FORM 10-Q

QUARTERLY REPORT - PAGE 2

MERCER INTERNATIONAL INC.

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands of U.S. dollars, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Revenues	$346,532	$283,177	$714,435	$525,961
Costs and expenses
Operating costs, excluding depreciation and amortization	271,134	230,534	525,419	403,130
Operating depreciation and amortization	22,906	20,521	46,115	39,637
Selling, general and administrative expenses	15,016	13,259	29,377	22,985

Operating income	37,476	18,863	113,524	60,209

Other income (expenses)
Interest expense	(12,128)	(13,320)	(24,243)	(27,199)
Loss on settlement of debt (Note 4(a))	—	—	(21,515)	(10,696)
Legal cost award (Note 11(c))	—	—	(6,951)	—
Other income (expenses)	(132)	137	(369)	573

Total other expenses	(12,260)	(13,183)	(53,078)	(37,322)

Income before provision for income taxes	25,216	5,680	60,446	22,887
Provision for income taxes	(8,461)	(7,784)	(18,042)	(15,265)

Net income (loss)	$16,755	$(2,104)	$42,404	$7,622

Net income (loss) per common share
Basic and diluted	$0.26	$(0.03)	$0.65	$0.12

Dividends declared per common share	$0.125	$0.115	$0.250	$0.230

INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited) (In thousands of U.S. dollars)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income (loss)	$16,755	$(2,104)	$42,404	$7,622
Other comprehensive income (loss), net of taxes(1)
Foreign currency translation adjustment	(55,807)	58,471	(39,522)	69,640
Change in unrecognized losses and prior service costs related to defined benefit pension plan	(574)	309	(728)	602
Change in unrealized gains/losses on marketable securities	26	3	27	5

Other comprehensive income (loss), net of taxes(1)	(56,355)	58,783	(40,223)	70,247

Total comprehensive income (loss)	$(39,600)	$56,679	$2,181	$77,869

(1) Balances are net of tax effects of $nil in all periods.

The accompanying notes are an integral part of these interim consolidated financial statements.

FORM 10-Q

QUARTERLY REPORT - PAGE 3

MERCER INTERNATIONAL INC.

INTERIM CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

	June 30,	December 31,
	2018	2017
ASSETS
Current assets
Cash and cash equivalents	$269,482	$143,299
Restricted cash to redeem senior notes (Note 4(a))	—	317,439
Accounts receivable	190,807	206,027
Inventories	189,233	176,601
Prepaid expenses and other	12,041	8,973

Total current assets	661,563	852,339

Property, plant and equipment, net	836,116	844,848
Intangible and other assets	23,299	26,147
Deferred income tax	1,411	1,376

Total assets	$1,522,389	$1,724,710

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and other	$187,532	$133,557
Pension and other post-retirement benefit obligations	939	985
Senior notes to be redeemed with restricted cash (Note 4(a))	—	295,924

Total current liabilities	188,471	430,466

Debt	699,261	662,997
Pension and other post-retirement benefit obligations	21,579	21,156
Capital leases and other	37,671	27,464
Deferred income tax	36,905	31,961

Total liabilities	983,887	1,174,044

Shareholders’ equity
Common shares $1 par value; 200,000,000 authorized; 65,202,000 issued and outstanding (2017 – 65,017,000)	65,171	64,974
Additional paid-in capital	340,450	338,695
Retained earnings	232,105	205,998
Accumulated other comprehensive loss	(99,224)	(59,001)

Total shareholders’ equity	538,502	550,666

Total liabilities and shareholders’ equity	$1,522,389	$1,724,710

Commitments and contingencies (Note 11)
Subsequent events (Note 4(c) and Note 8)

The accompanying notes are an integral part of these interim consolidated financial statements.

FORM 10-Q

QUARTERLY REPORT - PAGE 4

MERCER INTERNATIONAL INC.

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands of U.S. dollars)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Cash flows from (used in) operating activities
Net income (loss)	$16,755	$(2,104)	$42,404	$7,622
Adjustments to reconcile net income (loss) to cash flows from operating activities
Depreciation and amortization	23,014	20,625	46,333	39,846
Deferred income tax provision	1,204	4,196	6,016	8,405
Loss on settlement of debt	—	—	21,515	10,696
Defined benefit pension plan and other post-retirement benefit plan expense	432	540	871	1,066
Stock compensation expense	1,759	912	1,952	751
Other	1,311	(153)	2,131	525
Defined benefit pension plan and other post-retirement benefit plan contributions	(60)	(319)	(105)	(851)
Changes in working capital
Accounts receivable	13,475	(37,426)	8,343	(43,714)
Inventories	(12,221)	(5,294)	(19,043)	4,131
Accounts payable and accrued expenses	36,906	36,954	54,933	43,835
Other	3,170	(1,846)	(3,228)	(2,842)

Net cash from (used in) operating activities	85,745	16,085	162,122	69,470

Cash flows from (used in) investing activities
Purchase of property, plant and equipment	(28,655)	(19,743)	(44,839)	(27,907)
Purchase of intangible assets	(153)	(165)	(320)	(405)
Acquisition of Friesau Facility	—	(61,627)	—	(61,627)
Other	67	77	67	77

Net cash from (used in) investing activities	(28,741)	(81,458)	(45,092)	(89,862)

Cash flows from (used in) financing activities
Redemption of senior notes	—	—	(317,439)	(234,945)
Proceeds from issuance of notes	—	—	—	250,000
Proceeds from revolving credit facilities, net	17,665	26,525	37,736	26,525
Dividend payments	(8,147)	(7,472)	(16,274)	(14,912)
Payment of interest rate derivative liability	—	(3,789)	—	(3,789)
Payment of debt issuance costs	—	(1,008)	(1,390)	(6,132)
Other	(771)	1,879	(1,619)	958

Net cash from (used in) financing activities	8,747	16,135	(298,986)	17,705

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(9,835)	5,916	(9,300)	6,434

Net increase (decrease) in cash, cash equivalents and restricted cash	55,916	(43,322)	(191,256)	3,747
Cash, cash equivalents and restricted cash, beginning of period	213,566	187,965	460,738	140,896

Cash, cash equivalents and restricted cash, end of period	$269,482	$144,643	$269,482	$144,643

Supplemental cash flow disclosure
Cash paid for interest	$4,424	$16,425	$15,696	$20,881
Cash paid for income taxes	$2,742	$2,677	$4,220	$5,204

Supplemental schedule of non-cash investing and financing activities
Leased production equipment	$12,126	$—	$12,126	$139

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

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Note 1. The Company and Summary of Significant Accounting Policies

Nature of Operations and Basis of Presentation

The Interim Consolidated Financial Statements contained herein include the accounts of Mercer International Inc. (“Mercer Inc.”) and all of its subsidiaries (collectively the “Company”). The Company’s shares of common stock are quoted and listed for trading on the NASDAQ Global Market.

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

New Accounting Pronouncements

Accounting Pronouncements Implemented

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2014-09, Revenue Recognition – Revenue from Contracts with Customers that requires companies to recognize revenue when a customer obtains control rather than when companies have transferred substantially all risks and rewards of a good or service. Additionally, the update provides presentation and disclosure requirements which are more detailed in regards to the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The Company adopted this standard as at January 1, 2018 using the modified retrospective method. The new standard does not change the timing of when the Company recognizes revenue as the majority of the Company’s revenue arises from contracts with customers in which the sale of goods is the main performance obligation. The Company’s revised revenue recognition disclosure has been included in the Significant Accounting Policies and the Business Segment Information Note.

FORM 10-Q

QUARTERLY REPORT - PAGE 6

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Note 1. The Company and Summary of Significant Accounting Policies (continued)

In March 2017, the FASB issued Accounting Standards Update 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Post-Retirement Benefit Cost which requires that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations. The Company adopted this standard as at January 1, 2018. For the three and six month periods ended June 30, 2018, $289 and $582 of the net benefit cost, respectively, has been recorded in other income (expenses) in the Interim Consolidated Statement of Operations. For the three and six month periods ended June 30, 2017, $376 and $736, respectively, has been reclassified from operating costs, excluding depreciation and amortization to other income (expenses) in the Interim Consolidated Statement of Operations.

In January 2018, the FASB released guidance on the accounting for tax on the global intangible low-taxed income (“GILTI”) provisions of the Tax Cuts and Jobs Act (the “Act”). The GILTI provisions impose a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. The Company has elected to treat any potential GILTI inclusions as a period cost.

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

In February 2018, the FASB issued Accounting Standards Update 2018-02, Income Statement - Reporting Comprehensive Income which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Act. This standard is effective for fiscal years beginning after December 15, 2018, and should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Act is recognized. The Company believes this new standard will not have an impact on its consolidated financial statements.

In June 2018, the FASB issued Accounting Standards Update 2018-07, Compensation - Stock Compensation - Improvements to Nonemployee Share-Based Payment Accounting which both clarifies and modifies accounting requirements relating to nonemployee share based payment transactions. The Company believes this new standard will not have an impact on its consolidated financial statements.

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

Note 2. Inventories

	June 30,	December 31,
	2018	2017
Raw materials	$77,844	$49,137
Finished goods	42,518	58,364
Spare parts and other	68,871	69,100

	$189,233	$176,601

Note 3. Accounts Payable and Other

	June 30,	December 31,
	2018	2017
Trade payables	$49,175	$36,151
Accrued expenses	90,733	67,528
Interest payable	16,505	10,093
Income tax payable	10,941	4,324
Legal cost award payable (Note 11(c))	6,951	—
Dividends payable	8,150	8,126
Other	5,077	7,335

	$187,532	$133,557

FORM 10-Q

QUARTERLY REPORT - PAGE 8

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Note 4. Debt

	June 30,	December 31,
	2018	2017
2022 Senior Notes, principal amount, $100,000 (a)	$98,780	$394,565
2024 Senior Notes, principal amount, $250,000 (a)	245,776	245,398
2026 Senior Notes, principal amount, $300,000 (a)	294,203	293,773
Revolving credit facilities
€75.0 million (b)	—	—
C$40.0 million (c)	—	—
€70.0 million (d)	34,974	25,185
€5.0 million (e)	—	—
€25.0 million (f)	25,528	—

	$699,261	$958,921

As at June 30, 2018, the maturities of the principal portion of debt are as follows:

2018		$—
2019		—
2020		25,528
2021		—
2022		134,974
Thereafter		550,000

		$710,502

Certain of the Company’s debt instruments were issued under agreements which, among other things, may limit its ability and the ability of its subsidiaries to make certain payments, including dividends. These limitations are subject to specific exceptions. As at June 30, 2018, the Company is in compliance with the terms of its debt agreements.

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

On February 3, 2017, the Company issued $225,000 in aggregate principal amount of 6.50% senior notes which mature on February 1, 2024 (“2024 Senior Notes”) and on March 16, 2017, the Company issued an additional $25,000 in aggregate principal amount of its 2024 Senior Notes. The 2024 Senior Notes were issued at a price of 100.00% of their principal amount. The net proceeds of the offerings were $244,711, after deducting the underwriter’s discount and offering expenses. The net proceeds from the 2024 Senior Notes, together with cash on hand, were used to redeem $227,000 of remaining aggregate principal amount of outstanding senior notes due 2019, to finance the acquisition of a German sawmill and bio-mass power plant near Friesau Germany (the “Friesau Facility”) and for general working capital purposes. In connection with the redemption the Company recorded a loss on settlement of debt of $10,696 in the Interim Consolidated Statement of Operations.

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

(b)

A €75.0 million revolving credit facility at the Stendal mill that matures in October 2019. Borrowings under the facility are collateralized by the mill’s inventory and accounts receivable and bear interest at Euribor plus 3.50%. As at June 30, 2018, approximately €2.2 million ($2,592) of this facility was supporting bank guarantees leaving approximately €72.8 million ($84,843) available.

(c)

A C$40.0 million revolving credit facility at the Celgar mill that matures in May 2019. Borrowings under the facility are collateralized by the mill’s inventory and accounts receivable and are restricted by a borrowing base calculated on the mill’s inventory and accounts receivable. Canadian dollar denominated amounts bear interest at bankers acceptance plus 1.50% or Canadian prime. U.S. dollar denominated amounts bear interest at LIBOR plus 1.50% or U.S. base. As at June 30, 2018, approximately C$1.7 million ($1,290) was supporting letters of credit and approximately C$38.3 million ($29,086) was available.

In July 2018, the Company amended the credit facility including extending its maturity date to July 2023 and reducing the applicable margin on interest rates for Canadian and U.S. dollar denominated balances by 0.25% when the remaining borrowing capacity is greater than or equal to 25% of the total facility.

(d)

A €70.0 million joint revolving credit facility that matures in April 2022. The Rosenthal mill has full access to the available amount under the facility and the Company’s wholly owned subsidiary, Mercer Timber Products GmbH has access to a maximum of €45.0 million. Borrowings under the facility are collateralized by the borrowers’ inventory and accounts receivable and bear interest at Euribor plus 2.95%. As at June 30, 2018, approximately €30.0 million ($34,974) of this facility was drawn and accruing interest at a rate of 2.95% and approximately €11.6 million ($13,478) of this facility was supporting bank guarantees leaving approximately €28.4 million ($33,154) available.

FORM 10-Q

QUARTERLY REPORT - PAGE 10

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Note 4. Debt (continued)

(e)

A €5.0 million revolving credit facility at the Rosenthal mill that matures in December 2018. Borrowings under this facility bear interest at the rate of the three-month Euribor plus 2.50% and are secured by certain land at the Rosenthal mill. As at June 30, 2018 approximately €2.6 million ($2,975) of this facility was supporting bank guarantees leaving approximately €2.4 million ($2,854) available.

(f)

A €25.0 million revolving credit facility for the Company’s wholly owned German subsidiary, Mercer Holz GmbH (“Mercer Holz”), that matures in February 2020. Borrowings under this facility bear interest at Euribor plus 3.30% and are secured by Mercer Holz’s inventory and accounts receivable. As at June 30, 2018, approximately €21.9 million ($25,528) of this facility was drawn and accruing interest at a rate of 3.30% and approximately €0.3 million ($373) of this facility was supporting bank guarantees leaving approximately €2.8 million ($3,244) available.

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

The components of the net benefit costs relating to the Celgar Defined Benefit Plans for the three and six month periods ended June 30, 2018 and 2017 were as follows:

	Three Months Ended June 30,
	2018		2017
	Pension	Other Post- Retirement Benefits	Pension	Other Post- Retirement Benefits
Service cost	$26	$117	$23	$141
Interest cost	317	178	324	229
Expected return on plan assets	(384)	—	(486)	—
Amortization of unrecognized items	230	(52)	270	39

Net benefit costs	$189	$243	$131	$409

FORM 10-Q

QUARTERLY REPORT - PAGE 11

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Note 5. Pension and Other Post-Retirement Benefit Obligations (continued)

	Six Months Ended June 30,
	2018		2017
	Pension	Other Post- Retirement Benefits	Pension	Other Post- Retirement Benefits
Service cost	$52	$237	$46	$284
Interest cost	640	360	652	461
Expected return on plan assets	(777)	—	(979)	—
Amortization of unrecognized items	464	(105)	527	75

Net benefit costs	$379	$492	$246	$820

Defined Contribution Plan

Effective December 31, 2008, the Celgar Defined Benefit Plans were closed to new members. In addition, the defined benefit service accrual ceased on December 31, 2008, and members began to receive pension benefits, at a fixed contractual rate, under a new defined contribution plan effective January 1, 2009. During the three and six month periods ended June 30, 2018, the Company made contributions of $217 and $435, respectively (2017 – $192 and $459), to this plan.

Multiemployer Plan

The Company participates in a multiemployer plan for the hourly-paid employees at the Celgar mill. The contributions to the plan are determined based on a percentage of pensionable earnings pursuant to a collective bargaining agreement. The Company has no current or future contribution obligations in excess of the contractual contributions. During the three and six month periods ended June 30, 2018, the Company made contributions of $658 and $1,145, respectively (2017 – $568 and $1,046), to this plan.

FORM 10-Q

QUARTERLY REPORT - PAGE 12

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Note 6. Income Taxes

The income tax provision attributable to income before provision for income taxes in the Interim Consolidated Statements of Operations differs from the amounts computed by applying the U.S. Federal statutory income tax rate of 21% (2017 - 35%) for the three and six month periods ended June 30, 2018 and 2017 as a result of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
U.S. Federal statutory rate	21%	35%	21%	35%

U.S. Federal statutory rate on income before provision for income taxes	$(5,296)	$(1,988)	$(12,694)	$(8,010)
Tax differential on foreign income	(2,639)	550	(7,228)	2,967
Effect of foreign earnings	(5,740)	—	(8,457)	—
Change in undistributed earnings	—	(2,983)	—	(5,465)
Valuation allowance	3,773	(5,200)	22,018	(9,354)
Tax benefit of partnership structure	1,380	1,230	2,277	2,446
Non-taxable foreign subsidies	732	550	1,488	1,109
True-up of prior year taxes	(426)	(490)	(14,493)	(110)
Foreign exchange on valuation allowance	(352)	926	(674)	1,163
Foreign exchange on settlement of debt	—	—	—	550
Other	107	(379)	(279)	(561)

	$(8,461)	$(7,784)	$(18,042)	$(15,265)

Comprised of:
Current income tax provision	$(7,257)	$(3,588)	$(12,026)	$(6,860)
Deferred income tax provision	(1,204)	(4,196)	(6,016)	(8,405)

	$(8,461)	$(7,784)	$(18,042)	$(15,265)

During the three month period ended June 30, 2018, the Company amended previously filed tax returns with the Canadian tax authorities. As a result, the Company reversed its unrecognized tax benefit of $16,677 recorded during the three month period ended March 31, 2018 and increased its true-up of prior year taxes. The liability related to the amendment is fully offset by a reduction in the valuation allowance and the Company did not incur any interest or penalties.

The Act enacted on December 22, 2017 resulted in substantial changes including reducing the U.S. federal corporate income tax rate from 35% to 21% and requiring companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred. The Company applied the guidance in Staff Accounting Bulletin No. 118 and at December 31, 2017 calculated its best estimate of the impact of the Act in its year end income tax provision. During the three and six month periods ended June 30, 2018, the Company did not record any measurement period adjustments to the provisional estimates recorded at December 31, 2017. Final accounting for these impacts is expected in the third quarter of 2018 subsequent to the Company’s completion of the 2017 tax return.

FORM 10-Q

QUARTERLY REPORT - PAGE 13

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Note 7. Net Income (Loss) Per Common Share

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income (loss)
Basic and diluted	$16,755	$(2,104)	$42,404	$7,622

Net income (loss) per common share
Basic and diluted	$0.26	$(0.03)	$0.65	$0.12

Weighted average number of common shares outstanding:
Basic(1)	65,140,802	64,945,675	65,095,788	64,857,300
Effect of dilutive shares:
Performance Share Units (“PSUs”)	520,920	—	506,475	438,204
Restricted shares	20,959	—	26,737	22,539

Diluted	65,682,681	64,945,675	65,629,000	65,318,043

(1)

For the three and six month periods ended June 30, 2018, the basic weighted average number of common shares outstanding excludes 31,130 restricted shares which have been issued, but have not vested as at June 30, 2018 (2017 – 43,635 restricted shares).

The calculation of diluted net income (loss) per common share does not assume the exercise of any instruments that would have an anti-dilutive effect on net income (loss) per common share. The following table summarizes the instruments excluded from the calculation of net income (loss) per common share because they were anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
PSUs	—	1,953,308	—	—
Restricted shares	—	43,635	—	—

Note 8. Shareholders’ Equity

Dividends

During the six month period ended June 30, 2018, the Company’s Board of Directors declared the following quarterly dividends:

Date Declared	Dividend Per Common Share	Amount
February 15, 2018	$0.125	$8,147
May 3, 2018	0.125	8,150

	$0.250	$16,297

Dividends are paid in the quarter subsequent to the quarter in which they were declared.

In July 2018, the Company’s Board of Directors declared a quarterly dividend of $0.125 per common share. Payment of the dividend will be made on October 3, 2018 to all shareholders of record on September 26, 2018. Future dividends are subject to approval by the Board of Directors and may be adjusted as business and industry conditions warrant.

FORM 10-Q

QUARTERLY REPORT - PAGE 14

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Note 8. Shareholders’ Equity (continued)

Stock Based Compensation

In June 2010, the Company adopted a stock incentive plan which provides for options, restricted stock rights, restricted shares, performance shares, PSUs and stock appreciation rights to be awarded to employees, consultants and non-employee directors. During the six month period ended June 30, 2018, there were no issued and outstanding options, restricted stock rights, performance shares or stock appreciation rights. As at June 30, 2018, after factoring in all allocated shares, there remain approximately 2.8 million common shares available for grant.

PSUs

PSUs comprise rights to receive common shares at a future date that are contingent on the Company and the grantee achieving certain performance objectives. The performance objective period is generally three years. For the three and six month periods ended June 30, 2018, the Company recognized an expense of $1,630 and $1,694, respectively related to PSUs (2017 – $804 and $555).

The following table summarizes PSU activity during the period:

Number of PSUs
Outstanding as at January 1, 2018	1,867,158
Granted	652,548
Vested and issued	(153,243)
Forfeited	(330,455)

Outstanding as at June 30, 2018	2,036,008

Restricted Shares

Restricted shares generally vest at the end of one year. Expense recognized for the three and six month periods ended June 30, 2018 was $129 and $258 (2017 – $108 and $196). As at June 30, 2018, the total remaining unrecognized compensation cost related to restricted shares amounted to approximately $477 which will be amortized over the remaining vesting periods.

The following table summarizes restricted share activity during the period:

Number of Restricted Shares
Outstanding as at January 1, 2018	43,635
Granted	31,130
Vested	(43,635)

Outstanding as at June 30, 2018	31,130

FORM 10-Q

QUARTERLY REPORT - PAGE 15

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Note 8. Shareholders’ Equity (continued)

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss are as follows:

	Foreign Currency Translation Adjustment	Defined Benefit Pension and Other Post- Retirement Benefit Items	Unrealized Gains / Losses on Marketable Securities	Total
Balance as at January 1, 2018	$(50,083)	$(8,900)	$(18)	$(59,001)

Other comprehensive income (loss) before reclassifications	(39,522)	(1,087)	27	(40,582)
Amounts reclassified from accumulated other comprehensive loss	—	359	—	359

Other comprehensive income (loss)	(39,522)	(728)	27	(40,223)

Balance as at June 30, 2018	$(89,605)	$(9,628)	$9	$(99,224)

Note 9. Business Segment Information

The Company is managed based on the primary products it manufactures: pulp and wood products. Accordingly, the Company’s three pulp mills are aggregated into the pulp business segment and the Friesau Facility from its acquisition date of April 12, 2017 is a separate reportable business segment, wood products.

None of the income or loss items following operating income in the Company’s Interim Consolidated Statement of Operations are allocated to the segments, since those items are reviewed separately by management.

The following tables shows information by reportable business segments for the three and six month periods ended June 30, 2018 and 2017:

Three Months Ended June 30, 2018	Pulp	Wood Products	Corporate and Other	Consolidated
Revenues from external customers	$291,632	$54,900	$—	$346,532
Operating income (loss)	$36,976	$4,322	$(3,822)	$37,476
Depreciation and amortization	$21,127	$1,779	$108	$23,014
Revenues by major products
Pulp	$279,939	$—	$—	$279,939
Lumber	—	48,991	—	48,991
Energy and chemicals	11,693	3,255	—	14,948
Wood residuals	—	2,654	—	2,654

Total revenues	$291,632	$54,900	$—	$346,532

Revenues by geographical markets
U.S.	$5,653	$15,249	$—	$20,902
Germany	116,205	22,094	—	138,299
China	75,356	—	—	75,356
Other countries	94,418	17,557	—	111,975

Total revenues	$291,632	$54,900	$—	$346,532

FORM 10-Q

QUARTERLY REPORT - PAGE 16

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Note 9. Business Segment Information (continued)

Three Months Ended June 30, 2017	Pulp	Wood Products	Corporate and Other	Consolidated
Revenues from external customers	$265,886	$17,291	$—	$283,177
Operating income (loss)	$21,069	$81	$(2,287)	$18,863
Depreciation and amortization	$19,387	$1,134	$104	$20,625
Revenues by major products
Pulp	$244,684	$—	$—	$244,684
Lumber	—	13,593	—	13,593
Energy and chemicals	21,202	2,645	—	23,847
Wood residuals	—	1,053	—	1,053

Total revenues	$265,886	$17,291	$—	$283,177

Revenues by geographical markets
U.S.	$6,694	$—	$—	$6,694
Germany	103,438	11,636	—	115,074
China	74,779	—	—	74,779
Other countries	80,975	5,655	—	86,630

Total revenues	$265,886	$17,291	$—	$283,177

Six Months Ended June 30, 2018	Pulp	Wood Products	Corporate and Other	Consolidated
Revenues from external customers	$605,867	$108,568	$—	$714,435
Operating income (loss)	$111,030	$7,304	$(4,810)	$113,524
Depreciation and amortization	$42,650	$3,465	$218	$46,333
Total assets	$1,351,996	$131,092	$39,301	$1,522,389
Revenues by major products
Pulp	$570,490	$—	$—	$570,490
Lumber	—	97,159	—	97,159
Energy and chemicals	35,377	6,036	—	41,413
Wood residuals	—	5,373	—	5,373

Total revenues	$605,867	$108,568	$—	$714,435

Revenues by geographical markets
U.S.	$11,303	$31,654	$—	$42,957
Germany	240,943	43,860	—	284,803
China	159,837	—	—	159,837
Other countries	193,784	33,054	—	226,838

Total revenues	$605,867	$108,568	$—	$714,435

FORM 10-Q

QUARTERLY REPORT - PAGE 17

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Note 9. Business Segment Information (continued)

Six Months Ended June 30, 2017	Pulp	Wood Products	Corporate and Other	Consolidated
Revenues from external customers	$508,670	$17,291	$—	$525,961
Operating income (loss)	$63,429	$81	$(3,301)	$60,209
Depreciation and amortization	$38,503	$1,134	$209	$39,846
Revenues by major products
Pulp	$465,496	$—	$—	$465,496
Lumber	—	13,593	—	13,593
Energy and chemicals	43,174	2,645	—	45,819
Wood residuals	—	1,053	—	1,053

Total revenues	$508,670	$17,291	$—	$525,961

Revenues by geographical markets
U.S.	$11,118	$—	$—	$11,118
Germany	201,463	11,636	—	213,099
China	133,676	—	—	133,676
Other countries	162,413	5,655	—	168,068

Total revenues	$508,670	$17,291	$—	$525,961

Revenues between segments are accounted for at prices that approximate fair value. These include revenues from the sale of residual fiber from the wood products segment to the pulp segment for use in the pulp production process and from the sale of residual fuel from the pulp segment to the wood products segment for use in energy production. For the three and six month periods ended June 30, 2018, the pulp segment sold $556 and $910, respectively of residual fuel to the wood products segment (2017 - $nil) and the wood products segment sold $5,096 and $10,045, respectively of residual fiber to the pulp segment (2017 - $2,986 and $2,986).

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

The following tables present a summary of the Company’s outstanding financial instruments and their estimated fair values under the fair value hierarchy:

	Fair value measurements as at June 30, 2018 using:
Description	Level 1	Level 2	Level 3	Total
Revolving credit facilities	$—	$60,502	$—	$60,502
Senior notes	—	649,125	—	649,125

	$—	$709,627	$—	$709,627

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

The carrying amount of cash and cash equivalents of $269,482 and accounts receivable of $190,807 recorded in the Interim Consolidated Balance Sheet, net of any allowances for losses, represents the Company’s maximum exposure to credit risk.

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

In this document: (i) unless the context otherwise requires, references to “we”, “our”, “us”, the “Company” or “Mercer” mean Mercer International Inc. and its subsidiaries; (ii) references to “Mercer Inc.” mean the Company excluding its subsidiaries; (iii) information is provided as of June 30, 2018, unless otherwise stated; (iv) our reporting currency is dollars and references to “€” mean euros and “C$” mean Canadian dollars; (v) “ADMTs” refers to air-dried metric tonnes; (vi) “MW” refers to megawatts and “MWh” refers to megawatt hours; (vii) “Mfbm” refers to thousand board feet of lumber and “MMfbm” mean million board feet of lumber; and (viii) our lumber metrics are converted from cubic meters to Mfbm using a conversion ratio of 1.6 cubic meters to 1 Mfbm, which is the ratio commonly used in the industry.

Due to rounding, numbers presented throughout this report may not add up precisely to totals we provide and percentages may not precisely reflect the absolute figure.

The following discussion and analysis of our results of operations and financial condition for the three and six months ended June 30, 2018 should be read in conjunction with our interim consolidated financial statements and related notes included in this quarterly report, as well as our most recent annual report on Form 10-K for the fiscal year ended December 31, 2017 filed with the Securities and Exchange Commission, referred to as the “SEC”.

Results of Operations

General

We have two reportable operating segments, being the pulp business and, since April 2017, the wood products business.

Each segment offers primarily different products and requires different manufacturing processes, technology and sales and marketing.

Current Market Environment

In the second quarter of 2018, pulp prices in Europe and North America increased and pulp prices in China were generally flat compared to prior quarter of 2018 due to continued steady demand, producer maintenance downtime, low customer inventories and continued lower levels of recycled fiber availability in China due to import restrictions.

Overall, our average pulp sales realizations were approximately 5% higher in the second quarter of 2018 compared to the prior quarter of 2018.

At the end of the current quarter, list prices in Europe, China and North America were approximately $1,230, $910 and $1,330 per ADMT, respectively.

Currently, the NBSK pulp market is generally balanced with world producer inventories at about 28 days’ supply. Looking forward, we believe the new pulp production capacity that has or is coming online will not materially adversely impact the market in the near term as a result of continued steady demand growth, producer downtime and the continued restrictions on the import of recovered or waste paper in China.

FORM 10-Q

QUARTERLY REPORT - PAGE 21

In the third quarter of 2018, we have 14 days of scheduled maintenance downtime (which will reduce production by approximately 14,800 ADMTs) at our Rosenthal mill and in the fourth quarter of 2018, we have three days of scheduled maintenance downtime (which will reduce production by approximately 5,700 ADMTs) at our Stendal mill.

In the second quarter of 2018, European and U.S. lumber markets continued to be strong with prices near multi-year highs. Looking ahead into the third quarter, we expect lumber prices to moderately adjust from their multi-year highs.

FORM 10-Q

QUARTERLY REPORT - PAGE 22

Summary Financial Highlights

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018		2017
	(in thousands, other than per share amounts)
Pulp segment revenues	$291,632	$265,886	$605,867		$508,670
Wood products segment revenues	54,900	17,291	108,568		17,291

Total revenues	$346,532	$283,177	$714,435		$525,961

Pulp segment operating income	$36,976	$21,069 (1)	$111,030		$63,429	(1)
Wood products segment operating income	4,322	81	7,304		81
Corporate and other operating loss	(3,822)	(2,287)	(4,810)		(3,301)

Total operating income	$37,476	$18,863	$113,524		$60,209

Pulp segment depreciation and amortization	$21,127	$19,387	$42,650		$38,503
Wood products segment depreciation and amortization	1,779	1,134	3,465		1,134
Corporate and other depreciation and amortization	108	104	218		209

Total depreciation and amortization	$23,014	$20,625	$46,333		$39,846

Operating EBITDA(2)	$60,490	$39,488 (1)	$159,857		$100,055	(1)
Loss on settlement of debt	$-	$-	$21,515	(3)	$10,696	(4)
Legal cost award	$-	$-	$6,951		$-
Provision for income taxes	$8,461	$7,784	$18,042		$15,265
Net income (loss)	$16,755	$(2,104)	$42,404		$7,622
Net income (loss) per common share
Basic and diluted	$0.26	$(0.03)	$0.65		$0.12
Common shares outstanding at period end	65,202	65,017	65,202		65,017

(1)   Adjusted as a result of our adoption of Accounting Standards Update 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Post-Retirement Benefit Cost, in the current year. See Note 1 to our Interim Consolidated Financial Statements.

(2)   The following table provides a reconciliation of net income (loss) to operating income and Operating EBITDA for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018		2017
	(in thousands)
Net income (loss)	$16,755	$(2,104)	$42,404		$7,622
Provision for income taxes	8,461	7,784	18,042		15,265
Interest expense	12,128	13,320	24,243		27,199
Loss on settlement of debt	-	-	21,515		10,696
Legal cost award	-	-	6,951		-
Other (income) expenses	132	(137)	369		(573)

Operating income	37,476	18,863	113,524		60,209
Add: Depreciation and amortization	23,014	20,625	46,333		39,846

Operating EBITDA	$60,490	$39,488	$159,857		$100,055

(3)	Redemption of 7.75% senior notes due 2022, referred to as the “2022 Senior Notes”.
(4)	Redemption of 7.00% senior notes due 2019, referred to as the “2019 Senior Notes”.

FORM 10-Q

QUARTERLY REPORT - PAGE 23

Selected Production, Sales and Other Data

	Three Months Ended June 30,		Six Months Ended June 30,
Pulp Segment	2018	2017	2018	2017
Pulp production (‘000 ADMTs)	309.7	362.7	674.2	736.4
Annual maintenance downtime (‘000 ADMTs)	55.4	32.5	55.4	32.5
Annual maintenance downtime (days)	37	22	37	22
Pulp sales (‘000 ADMTs)	338.3	388.8	705.4	763.9
Average NBSK pulp list prices in Europe ($/ADMT)(1)	1,200	880	1,148	852
Average NBSK pulp list prices in China ($/ADMT)(1)	910	670	910	658
Average NBSK pulp list prices in North America ($/ADMT)(1)	1,310	1,093	1,272	1,063
Average pulp sales realizations ($/ADMT)(2)	821	624	801	604
Energy production (‘000 MWh)	294.7	448.7	732.7	920.9
Energy sales (‘000 MWh)	84.6	193.5	260.3	396.1
Average energy sales realizations ($/MWh)	99	89	104	90

	Three Months Ended June 30,		Six Months Ended June 30,
Wood Products Segment	2018	2017	2018	2017
Lumber production (MMfbm)	112.0	67.5	215.3	67.5
Lumber sales (MMfbm)	113.1	41.5	228.2	41.5
Average lumber sales realizations ($/Mfbm)	433	328	426	328
Energy production (‘000 MWh)	25.6	24.0	46.2	24.0
Energy sales (‘000 MWh)	25.6	24.0	46.2	24.0
Average energy sales realizations ($/MWh)	127	110	131	110

Average Spot Currency Exchange Rates
$/ €(3)	1.1922	1.1008	1.2103	1.0838
$ / C$(3)	0.7750	0.7438	0.7826	0.7496

(1)	Source: RISI pricing report.
(2)	Sales realizations after customer discounts, rebates and other selling concessions. Incorporates the effect of pulp price variations occurring between the order and shipment dates.
(3)	Average Federal Reserve Bank of New York Noon Buying Rates over the reporting period.

Consolidated - Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017

Total revenues for the three months ended June 30, 2018 increased by approximately 22% to $346.5 million from $283.2 million in the same quarter of 2017 primarily due to a 32% increase in pulp sales realizations and $37.6 million of higher revenues from our wood products segment.

Costs and expenses in the current quarter increased by approximately 17% to $309.1 million from $264.3 million in the second quarter of 2017 primarily due to costs associated with a 66% increase in production in our wood products segment and higher maintenance and per unit fiber costs partially offset by the impact of lower pulp sales volumes.

In the second quarter of 2018, operating depreciation and amortization increased to $22.9 million from $20.5 million in the same quarter of 2017 primarily due to the negative impact of a weaker dollar on our euro and Canadian dollar denominated depreciation expense.

FORM 10-Q

QUARTERLY REPORT - PAGE 24

Selling, general and administrative expenses increased to $15.0 million in the second quarter of 2018 from $13.3 million in the same quarter of 2017 primarily due to the impact of a higher share price on our stock compensation expense and the negative impact of a weaker dollar.

In the second quarter of 2018, our operating income increased by approximately 98% to $37.5 million from $18.9 million in the same quarter of 2017 as higher pulp sales realizations more than offset lower energy and pulp sales volumes and higher maintenance and per unit fiber costs.

Interest expense in the current quarter decreased to $12.1 million from $13.3 million in the same quarter of 2017 primarily as a result of a lower interest rate on our outstanding senior notes.

During the second quarter of 2018, income tax expense increased to $8.5 million from $7.8 million in the same quarter of 2017 due to higher taxable income for our German mills.

For the second quarter of 2018, our net income increased to $16.8 million, or $0.26 per share, from a net loss of $2.1 million, or $0.03 per share, in the same quarter of 2017.

In the second quarter of 2018, Operating EBITDA increased by approximately 53% to $60.5 million from $39.5 million in the same quarter of 2017 as higher pulp sales realizations more than offset lower energy and pulp sales volumes and higher maintenance and per unit fiber costs.

Operating Results by Business Segment

None of the income or loss items following operating income in our Interim Consolidated Statement of Operations are allocated to our segments, since those items are reviewed separately by management.

Pulp Segment - Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017

Selected Financial Information

	Three Months Ended June 30,
	2018	2017
	(in thousands)
Pulp revenues	$279,939	$244,684
Energy and chemical revenues	$11,693	$21,202
Depreciation and amortization	$21,127	$19,387
Operating income	$36,976	$21,069

Pulp revenues in the second quarter of 2018 increased by approximately 14% to $279.9 million from $244.7 million in the same quarter of 2017 due to higher sales realizations partially offset by lower sales volumes.

Energy and chemical revenues decreased by approximately 45% to $11.7 million in the second quarter of 2018 from $21.2 million in the same quarter of 2017 due to lower production as a result of the maintenance downtime. Additionally, one of the turbines at the Stendal mill was taken offline for a scheduled major maintenance in April and did not resume service until late July 2018.

FORM 10-Q

QUARTERLY REPORT - PAGE 25

Pulp production decreased by approximately 15% to 309,668 ADMTs in the current quarter from 362,665 ADMTs in the same quarter of 2017. In the current quarter of 2018, we had an aggregate of 37 days (approximately 55,400 ADMTs) of annual maintenance downtime, of which 25 days (approximately 36,300 ADMTs) was at our Celgar mill and 12 days (approximately 19,100 ADMTs) was at our Stendal mill. The 25 days of maintenance downtime at the Celgar mill included 11 unplanned days primarily to complete additional identified maintenance inside the recovery boiler. This contributed to a slower restart of the mill than planned. In the second quarter of 2017, we had an aggregate of 22 days (approximately 32,500 ADMTs) of annual maintenance downtime, of which 20 days (approximately 28,700 ADMTs) was at our Celgar mill and two days (approximately 3,800 ADMTs) was at our Stendal mill.

We estimate that annual maintenance downtime in the current quarter adversely impacted our operating income by approximately $59.1 million, comprised of approximately $36.6 million in direct out-of-pocket expenses and the balance in reduced production. Many of our competitors that report their financial results using International Financial Reporting Standards (“IFRS”) capitalize their direct costs of maintenance downtime.

Pulp sales volumes decreased by approximately 13% to 338,308 ADMTs in the current quarter from 388,792 ADMTs in the same quarter of 2017 primarily due to lower production.

In the current quarter of 2018, list prices for NBSK pulp increased from the same quarter of 2017, largely as a result of overall steady demand. Average list prices for NBSK pulp in Europe were approximately $1,200 per ADMT in the second quarter of 2018 compared to approximately $880 per ADMT in the same quarter of 2017. Average list prices for NBSK pulp in China and North America were approximately $910 per ADMT and $1,310 per ADMT, respectively, in the current quarter compared to approximately $670 per ADMT and $1,093 per ADMT, respectively, in the same quarter of 2017. NBSK pulp prices are cyclical and are at or near record highs.

Average pulp sales realizations increased by approximately 32% to $821 per ADMT in the second quarter of 2018 from approximately $624 per ADMT in the same quarter of 2017 primarily due to higher list prices.

As a result of the effect of the dollar strengthening at the end of the current quarter against the euro and Canadian dollar on our dollar denominated cash and receivables held at our operations, we recorded a net overall positive impact of approximately $1.5 million due to foreign exchange despite the negative impact of a weaker dollar on costs and expenses during the current quarter.

Costs and expenses for our pulp segment in the current quarter increased by approximately 4% to $255.2 million from $244.8 million in the second quarter of 2017 primarily due to higher maintenance and per unit fiber costs partially offset by the impact of lower sales volumes.

In the second quarter of 2018, pulp segment operating depreciation and amortization increased to $21.1 million from $19.4 million in the same quarter of 2017 primarily due the negative impact of a weaker dollar on our euro and Canadian dollar denominated depreciation expense.

On average, in the current quarter overall per unit fiber costs increased by approximately 19% from the same quarter of 2017 primarily as a result of the negative impact of a weaker dollar on our euro and Canadian dollar denominated fiber costs and strong demand. In the current quarter low producer inventories caused by unfavorable winter harvesting conditions and strong demand resulted in the higher prices. We currently expect a moderate decline in per unit fiber costs in the third quarter of 2018 as a result of improved harvesting conditions.

FORM 10-Q

QUARTERLY REPORT - PAGE 26

Transportation costs for our pulp segment decreased by approximately 12% to $17.6 million in the current quarter from $20.1 million in the same quarter of 2017 primarily due to lower sales volumes.

In the second quarter of 2018, pulp segment operating income increased by approximately 75% to $37.0 million from $21.1 million in the same quarter of 2017 as higher pulp sales realizations more than offset lower sales volumes, higher maintenance costs and higher per unit fiber costs.

Wood Products Segment - Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017

Selected Financial Information

	Three Months Ended June 30,
	2018	2017
	(in thousands)
Lumber revenues	$48,991	$13,593
Energy revenues	$3,255	$2,645
Wood residual revenues	$2,654	$1,053
Depreciation and amortization	$1,779	$1,134
Operating income	$4,322	$81

We entered into the wood products business on April 12, 2017.

In the second quarter of 2018, lumber revenues increased to $49.0 million from $13.6 million, due to higher sales volume and higher sales realizations. In the current quarter approximately 22% of sales volumes were in the U.S. market and substantially all remaining sales were in Europe, which such sales are generally made in euros.

Energy and wood residual revenues increased to $5.9 million in the second quarter of 2018 from $3.7 million in the same quarter of 2017 primarily due to higher sales volumes and the positive impact of a weaker dollar on our euro denominated revenues.

Production increased to 112.0 MMfbm of lumber in the current quarter from 67.5 MMfbm in the same quarter of 2017.

Average lumber sales realizations increased by approximately 32% to $433 per Mfbm in the second quarter of 2018 from approximately $328 per Mfbm in the same quarter of 2017 primarily due to higher prices in Europe and increased sales to the U.S. where we realized higher sale prices.

Fiber costs are approximately 80% of our cash production costs. In the current quarter per unit fiber costs increased by approximately 17% from the same quarter of 2017 primarily as a result of the negative impact of a weaker dollar on our euro denominated fiber costs and strong demand. In the current quarter low producer inventories caused by unfavorable winter harvesting conditions and strong demand resulted in higher prices. We currently expect a moderate decline in per unit fiber costs in the third quarter of 2018 as a result of improved harvesting conditions.

FORM 10-Q

QUARTERLY REPORT - PAGE 27

In the second quarter of 2018, lumber segment operating depreciation and amortization increased to $1.8 million from $1.1 million in the same quarter of 2017 primarily due to the acquisition of production equipment.

Transportation costs for our wood products segment increased to $5.9 million in the current quarter from $0.8 million in the same quarter of 2017 primarily due to higher sales volumes and higher sales to the U.S.

In the second quarter of 2018, our wood products segment operating income increased to $4.3 million from $0.1 million in the same quarter of 2017 primarily due to higher lumber sales realizations partially offset by higher transportation and per unit fiber costs.

Consolidated - Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

Total revenues for the first half of 2018 increased by approximately 36% to $714.4 million from $526.0 million in the first half of 2017 primarily due to a 33% increase in pulp sales realizations and the inclusion of an additional $91.3 million of wood products segment revenues.

Costs and expenses in the first half of 2018 increased by approximately 29% to $600.9 million from $465.8 million in the first half of 2017 primarily due to additional costs and expenses from our wood products segment, the negative impact of a weaker dollar on our euro denominated costs and expenses and higher maintenance and per unit fiber costs partially offset by lower pulp sales volumes.

In the first half of 2018, operating depreciation and amortization increased to $46.1 million from $39.6 million in the same period of 2017 primarily due to the negative impact of a weaker dollar on our euro denominated depreciation expense and the inclusion of depreciation for the wood products segment for the full period.

Selling, general and administrative expenses increased to $29.4 million in the first half of 2018 from $23.0 million in the same period of 2017 primarily due to the inclusion of our wood products segment for the full period and the negative impact of a weaker dollar.

In the first half of 2018, operating income increased by approximately 89% to $113.5 million from $60.2 million in the same period of 2017 as higher pulp sales realizations more than offset lower energy and pulp sales volumes, the negative impact of a weaker dollar on our euro denominated costs and expenses and higher maintenance and per unit fiber costs.

In December 2017, we issued $300.0 million of 5.50% senior notes due 2026, referred to as the “2026 Senior Notes” and, on January 5, 2018, we utilized the proceeds, together with cash on hand, to redeem $300.0 million of our 7.75% senior notes due 2022 at a cost, including premium, of $317.4 million and recorded a loss on such redemption of $21.5 million (being $0.33 per share).

Interest expense in the first half of 2018 decreased to $24.2 million from $27.2 million in the same period of 2017 primarily as a result of a lower interest rate on our outstanding senior notes.

FORM 10-Q

QUARTERLY REPORT - PAGE 28

In the first half of 2018, we recognized an expense of $7.0 million, or $0.11 per share, in connection with the legal cost award made by the tribunal in our claim against the Government of Canada under the North American Free Trade Agreement, referred to as “NAFTA”.

During the first half of 2018, income tax expense increased to $18.0 million from $15.3 million in the same period of 2017 due to higher taxable income for our German mills.

For the first half of 2018, after giving effect to costs of $28.5 million, or $0.44 per basic and $0.43 per diluted share, for the redemption of senior notes and the NAFTA legal cost award, our net income increased to $42.4 million, or $0.65 per share, from $7.6 million, or $0.12 per share, after giving effect to costs of $10.7 million for the redemption of senior notes in the same period of 2017.

In the first half of 2018, Operating EBITDA increased by approximately 60% to $159.9 million from $100.1 million in the same period of 2017 as higher pulp sales realizations more than offset lower energy and pulp sales volumes, the negative impact of a weaker dollar relative to the euro and higher maintenance and per unit fiber costs.

Pulp Segment – Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

Selected Financial Information

	Six Months Ended June 30,
	2018	2017
	(in thousands)
Pulp revenues	$570,490	$465,496
Energy and chemical revenues	$35,377	$43,174
Depreciation and amortization	$42,650	$38,503
Operating income	$111,030	$63,429

Pulp revenues in the first half of 2018 increased by approximately 23% to $570.5 million from $465.5 million in the same period of 2017 due to higher sales realizations partially offset by lower sales volumes.

Energy and chemical revenues decreased by approximately 18% to $35.4 million in the first half of 2018 from $43.2 million in the same period of 2017 due to lower production as a result of the maintenance downtime. Additionally, one of the turbines at the Stendal mill was taken offline for a scheduled major maintenance commencing in April and did not resume service until late July 2018.

Pulp production decreased by approximately 8% to 674,154 ADMTs in the first half of 2018 from 736,430 ADMTs in the same period of 2017. We had annual maintenance of 37 days (approximately 55,400 ADMTs) in the first half of 2018, compared to 22 days (approximately 32,500 ADMTs) in the first half of 2017.

FORM 10-Q

QUARTERLY REPORT - PAGE 29

We estimate that annual maintenance downtime in the first half of 2018 adversely impacted our operating income by approximately $59.1 million, comprised of approximately $36.6 million in direct out-of-pocket expenses and the balance in reduced production. Many of our competitors that report their financial results using IFRS capitalize their direct costs of maintenance downtime.

Pulp sales volumes decreased by approximately 8% to 705,382 ADMTs in the first half of 2018 compared to 763,896 ADMTs in the same period of 2017 primarily due to lower production.

In the first half of 2018, list prices for NBSK pulp increased from the same period of 2017, largely as a result of continued steady demand. Average list prices for NBSK pulp in Europe were approximately $1,148 per ADMT in the first half of 2018, compared to approximately $852 per ADMT in the same period of 2017. Average list prices for NBSK pulp in China and North America were approximately $910 per ADMT and $1,272 per ADMT, respectively, in the first half of 2018, compared to approximately $658 per ADMT and $1,063 per ADMT, respectively, in the first half of 2017.

Average pulp sales realizations increased by approximately 33% to $801 per ADMT in the first half of 2018 from approximately $604 per ADMT in the same period of 2017 primarily due to higher list prices.

In the first half of 2018, the dollar was weaker against the euro which increased the dollar cost of our euro denominated costs and expenses and contributed to a negative foreign exchange impact on operating income of approximately $19.9 million when compared to the same period of the prior year.

Costs and expenses in the first half of 2018 increased by approximately 11% to $495.7 million from $445.2 million in the first half of 2017 primarily due to the negative impact of a weaker dollar on our euro denominated costs and expenses and higher maintenance and per unit fiber costs partially offset by lower sales volumes.

In the first half of 2018, depreciation and amortization increased to $42.7 million from $38.5 million in the same period of 2017 primarily due the negative impact of a weaker dollar on our euro denominated depreciation expense.

On average, in the first half of 2018 overall per unit fiber costs increased by approximately 24% from the same period of 2017 primarily as a result of the negative impact of a weaker dollar on our euro and Canadian dollar denominated fiber costs, increased demand from Scandinavian pulp mills in our European fiber procurement areas resulting from weather and lower harvesting activities. Harvesting activities in both Germany and British Columbia were impacted by short-term interruptions resulting from unseasonably wet winter conditions. Additionally, in British Columbia, sawmills focused harvesting activities on rebuilding low sawlog inventories resulting from the 2017 summer wildfires and unfavorable winter harvesting conditions, which resulted in lower pulp log availability. We expect a moderate decline in per unit fiber costs in the third quarter of 2018 as a result of improved harvesting conditions.

Transportation costs for our pulp segment were $37.4 million in the first half of 2018, flat when compared to the same period of 2017 as the decrease due to lower sales volume was offset by the negative impact of a weaker dollar on our euro and Canadian dollar denominated transportation costs.

FORM 10-Q

QUARTERLY REPORT - PAGE 30

In the first half of 2018, pulp segment operating income increased by approximately 75% to $111.0 million from $63.4 million in the same period of 2017 primarily due to higher pulp sales realizations partially offset by lower sales volumes, higher per unit fiber costs, the negative impact of a weaker dollar relative to the euro and higher maintenance costs.

Wood Products Segment - Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

Selected Financial Information

	Six Months Ended June 30,
	2018	2017
	(in thousands)
Lumber revenues	$97,159	$13,593
Energy revenues	$6,036	$2,645
Wood residual revenues	$5,373	$1,053
Depreciation and amortization	$3,465	$1,134
Operating income	$7,304	$81

We entered into the wood products business on April 12, 2017.

In the first half of 2018, lumber revenues were $97.2 million, of which approximately 24% of sales volumes were in the U.S. market and substantially all remaining sales were in Europe, which such sales are made in euros. European and U.S. lumber markets were generally strong with prices steady and near multi-year highs during the first half of 2018.

In the first half of 2018, lumber production increased to 215.3 MMfbm from 67.5 MMfbm in the prior period of 2017.

In the first six months of 2018, lumber sales volumes increased to 228.2 MMfbm from 41.5 MMfbm in the same period of 2017.

In the first half of 2018, average lumber sales realizations increased by 30% to $426 per Mfbm from $328 per Mfbm in the same period of 2017.

In the first half of 2018, energy and other by-product revenues increased to $11.4 million from $3.7 million in the first six months of 2017.

Our fiber costs were approximately 80% of our cash production costs. Unseasonably wet winter weather conditions in Germany resulted in lower harvesting activities and high fiber costs in the first half of 2018 compared to the same period of 2017. As harvesting activities increase we expect modestly lower fiber costs in the third quarter of 2018.

In the first half of 2018, depreciation and amortization for our wood products segment was $3.5 million compared to $1.1 million in the first half of 2017.

In the first half of 2018, our wood products segment operating income increased to approximately $7.3 million from $0.1 million in the same period of 2017.

FORM 10-Q

QUARTERLY REPORT - PAGE 31

Liquidity and Capital Resources

Summary of Cash Flows

	Six Months Ended June 30,
	2018	2017
	(in thousands)
Net cash from operating activities	$162,122	$69,470
Net cash used in investing activities	(45,092)	(89,862)
Net cash from financing activities	18,453 (1)	17,705
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(9,300)	6,434

Net increase in cash, cash equivalents and restricted cash	$126,183	$3,747

(1)	Excludes cash of $317.4 million used for the redemption of 2022 Senior Notes.

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

Cash provided by operating activities was $162.1 million in the six months ended June 30, 2018 and $69.5 million in the comparative period of 2017. An increase in accounts payable and accrued expenses provided cash of $54.9 million, including the legal cost award in our NAFTA claim, in the first half of 2018 compared to $43.8 million in the same period of 2017. An overall increase in inventories used cash of $19.0 million in the first half of 2018 compared to a decrease in inventories providing cash of $4.1 million in the same period of 2017. A decrease in accounts receivable provided cash of $8.3 million in the first half of 2018 compared to an increase in accounts receivable using cash of $43.7 million in the same period of 2017.

Cash Flows from Investing Activities. Investing activities in the six months ended June 30, 2018 used cash of $45.1 million primarily related to capital expenditures of $44.8 million. In the first half of 2018, capital expenditures included spending on large maintenance projects, improvements to the digester performance at our Celgar mill, a project to reduce nitrogen in wastewater at our Stendal mill and the replacement of mobile equipment, planer mill upgrades and saw line optimization at our Friesau Facility. In the same period of 2017, investing activities used cash of $89.9 million, primarily related to the acquisition of our Friesau Facility for $61.6 million and capital expenditures of $27.9 million. In the first half of 2017, capital expenditures primarily related to a rail car acceptance system for logs and additional land for raw material storage at our Rosenthal mill, a pre-bleach press system upgrade and large maintenance projects at our Celgar mill and various other smaller projects.

Cash Flows from Financing Activities. In the first half of 2018, financing activities used cash of $299.0 million primarily in connection with the redemption of the 2022 Senior Notes, which used cash of $317.4 million. In the first half of 2018, advances of $37.7 million on our revolving credit facilities were used primarily to finance wood procurement activities. In the first half of 2018, we paid dividends of $16.3 million and $1.4 million of debt issuance costs related to the 2026 Senior Notes. In the same period of 2017, financing activities provided cash of $17.7 million, including an aggregate of $250.0 million from the issuance of our 6.50% senior notes due 2024, referred to as the “2024 Senior Notes”, which was primarily used to redeem our 2019 Senior Notes at a cost of $234.9 million. In the first half of 2017, debt issuance costs for the 2024 Senior Notes used cash of $6.1 million and dividend payments used cash of $14.9 million and a scheduled payment in respect of our interest rate derivative used cash of $3.8 million. In the first half of 2017, we also drew $26.5 million on our €70.0 million revolving credit facility to partially finance the acquisition of the Friesau Facility and the build in working capital associated with its ramp up of operations.

FORM 10-Q

QUARTERLY REPORT - PAGE 32

Balance Sheet Data

The following table is a summary of selected financial information as at the dates indicated:

	June 30, 2018	December 31, 2017
	(in thousands)
Financial Position
Cash and cash equivalents	$269,482	$143,299(1)
Working capital	$473,092	$421,873
Total assets	$1,522,389	$1,407,271(1)
Long-term liabilities	$795,416	$743,578
Total equity	$538,502	$550,666

(1)	Excludes restricted cash of $317.4 million held to redeem $300.0 million of 2022 Senior Notes on January 5, 2018.

As a result of the strengthening of the dollar versus the euro and Canadian dollar as at June 30, 2018, we recorded a net non-cash decrease in the carrying value of our net assets, consisting primarily of our fixed assets denominated in euros and Canadian dollars. This non-cash decrease of approximately $39.5 million does not affect our net income (loss), Operating EBITDA or cash flows but is reflected in our other comprehensive income (loss) and as a decrease to our total equity.

Sources and Uses of Funds

Our principal sources of funds are cash flows from operations and cash and cash equivalents on hand. Our principal uses of funds consist of operating expenses, capital expenditures and semi-annual interest payments on our outstanding senior notes.

The following table sets out our total capital expenditures and interest expense for the periods indicated:

	Six Months Ended June 30,
	2018	2017
	(in thousands)
Capital expenditures	$44,839	$27,907
Cash paid for interest expense(1)	$15,696	$20,881
Interest expense(2)	$24,243	$27,199

(1)	Amounts differ from interest expense which includes non-cash items. See supplemental disclosure of cash flow information from our Interim Consolidated Statement of Cash Flows included in this report.
(2)

Interest on our 2022 Senior Notes is paid semi-annually in June and December of each year. In January 2018, we redeemed $300.0 million of our 2022 Senior Notes. Interest on our 2024 Senior Notes is paid semi-annually in February and August of each year and interest on our 2026 Senior Notes is paid semi-annually in January and July of each year, commencing July 2018.

FORM 10-Q

QUARTERLY REPORT - PAGE 33

In the first half of 2018, we expended $16.3 million to pay quarterly dividends of $0.125 per common share.

As at June 30, 2018, our cash and cash equivalents increased to $269.5 million from $143.3 million at the end of 2017. As at June 30, 2018, we had approximately $153.2 million available under our revolving credit facilities.

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

As at June 30, 2018, we had no material commitments to acquire assets or operating businesses.

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

As at June 30, 2018, we were in full compliance with all of the covenants of our indebtedness.

Off-Balance Sheet Arrangements

At June 30, 2018, we did not have any off-balance sheet arrangements (as defined in Item 303(a)(4)(ii) of Regulation S-K).

Contractual Obligations and Commitments

There were no material changes outside the ordinary course to any of our material contractual obligations during the six months ended June 30, 2018.

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

FORM 10-Q

QUARTERLY REPORT - PAGE 34

As a result of the strengthening of the dollar versus the euro and Canadian dollar as at June 30, 2018, we recorded a net non-cash decrease of $39.5 million in the carrying value of our net assets, consisting primarily of our fixed assets denominated in euros and Canadian dollars. As a result, our accumulated other comprehensive loss increased to $99.2 million.

Based upon the exchange rate as at June 30, 2018, the dollar has strengthened by approximately 3% against the euro and by approximately 5% against the Canadian dollar since December 31, 2017. See “Quantitative and Qualitative Disclosures about Market Risk”.

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

QUARTERLY REPORT - PAGE 35

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

●	we rely on government grants and participate in German statutory energy programs;

●	we are subject to risks related to our employees;

●	we are dependent on key personnel;

●	we may experience material disruptions to our production;

FORM 10-Q

QUARTERLY REPORT - PAGE 36

●	if our long-lived assets become impaired, we may be required to record non-cash impairment charges that could have a material impact on our results of operations;

●	we may incur losses as a result of unforeseen or catastrophic events, including the emergence of a pandemic, terrorist attacks or natural disasters;

●	our insurance coverage may not be adequate;

●	we rely on third parties for transportation services;

●	we periodically use derivatives to manage certain risks which has caused significant fluctuations in our operating results;

●	failures or security breaches of our information technology systems could disrupt our operations and negatively impact our business;

●	the price of our common stock may be volatile;

●	a small number of our shareholders could significantly influence our business;

●	our international sales and operations are subject to applicable laws relating to trade, export controls and foreign corrupt practices, the violation of which could adversely affect our operations;

●	we are exposed to interest rate fluctuations; and

●

political uncertainty, the rise of populist political parties and an increase in trade protectionism could have a material adverse effect on global macro-economic activities and trade and adversely affect our business, results of operations and financial condition.

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

QUARTERLY REPORT - PAGE 37

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

Demand for each of pulp and lumber has historically been determined primarily by general global macro-economic conditions and has been closely tied to overall business activity. NBSK pulp prices have been and are likely to continue to be volatile and can fluctuate widely over time. Between 2008 and 2018, European list prices for NBSK pulp have fluctuated between a low of approximately $575 per ADMT in 2009 to a high of $1,230 per ADMT in 2018.

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

QUARTERLY REPORT - PAGE 38

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

There have been no material changes to the factors disclosed in Item 1A. Risk Factors in our annual report on Form 10-K for the fiscal year ended December 31, 2017, other than the addition of the risk factor in item (i) below and the update in item (ii) below:

(i)

Political uncertainty, the rise of populist political parties and an increase in trade protectionism could have a material adverse effect on global macro-economic activities and trade and adversely affect our business, results of operations and financial condition.

The current rise of populist political parties, economic nationalist sentiments and trade protectionism has led to increasing political uncertainty and unpredictability throughout the world. In 2016, the United Kingdom held a referendum at which the electorate voted to leave the Council of the European Union (the “EU”). It is unclear whether any other EU member states will hold such referendums, but such referendums could result in one or more other countries leaving the EU or in major reforms being made to the EU. The current U.S. presidential administration has publicly stated its intention to renegotiate or withdraw from the NAFTA and imposed tariffs on various goods from various countries, including China, Canada and those in the EU and announced intentions to impose further more significant tariffs. These potential developments, market perceptions concerning these and related issues and the attendant regulatory uncertainty regarding, for example, the posture of governments with respect to international trade, could have a material adverse effect on global trade and economic growth which, in turn can adversely affect our business, results of operation and financial condition.

The rise of populist political parties in some countries and the dominance of single-party political power in other countries may also lead to increased trade barriers, trade protectionism and restrictions on trade. Increased trade protectionism could materially adversely affect our business. If the current continuing global recovery is undermined by downside risks and there is a prolonged economic downturn, governments, especially populist governments, may turn to trade barriers to protect their domestic industries against imports, thereby depressing demand. Changes in U.S. trade policy, such as the announcement of unilateral tariffs on imported products, have already triggered retaliatory actions from affected countries, resulting in “trade wars” that could have a material adverse effect on global trade and economic growth.

Protectionist developments, or the perception they may occur, may have a material adverse effect on global economic conditions, and may significantly reduce global trade. Increasing trade protectionism in the markets could increase the risks associated with exporting goods to such markets. These developments could have a material adverse effect on our business, results of operations and financial condition.

FORM 10-Q

QUARTERLY REPORT - PAGE 42

(ii)	We rely on government grants and participate in German statutory energy programs.

Our German mills, including our pulp mills, sell surplus green energy at fixed prices or “tariffs” pursuant to the Renewable Energy Act.

In 2014, in response to an investigation by the European Commission into whether portions of such Act constituted unpermitted state aid, the German government amended the same, which amendments permitted our German mills to continue to sell green energy into the market at stipulated prices or “tariffs” and were exempted, as “existing installations”, from certain surcharges on the consumption of energy that they generate, or “auto-generation”.

The German government further amended the Renewable Energy Act effective January 1, 2017, so that funding for renewable energy is to be allocated through an auction system, primarily to create a competitive bidding process for new installations of wind, solar and biomass energy. Our Friesau Facility’s tariff expires in 2029. However, the amendments provide that existing pulp mills, including our German pulp mills, are ineligible for such auction process and instead will have their tariffs renewed upon expiry of their initial 20-year terms for a further 10-year period, based upon the price received in the last year prior to renewal regressing at a rate of 8% per annum. Our Rosenthal mill’s initial 20-year tariff expires on December 31, 2019 and our Stendal mill’s initial 20-year tariff expires on December 31, 2024. Such 10-year extensions for such pulp mills have been notified by the German government to the European Commission for review for compliance with applicable state aid rules. We have been advised by German governmental authorities that such extensions may not be permitted under EU rules. As a result, we cannot currently predict whether such promulgated amendments to the Renewable Energy Act will become effective. If they do not become effective, we cannot predict what further resulting amendments the German government may put into effect and their effect on our German mills’ sale or consumption of energy after the expiry of their current terms of December 31, 2019 for Rosenthal and December 31, 2024 for Stendal.

Our costs of energy for our pulp operations in Germany could increase in the event that the auto-generation surcharge exemption is removed or reduced in the future. Additionally, if the stipulated tariffs for energy sold by our German mills are reduced in the future or sales are on an auction or market basis, we cannot provide assurances that our energy sales in Germany will be as profitable. Any of the foregoing situations or any combination of them could have a material adverse effect on our results of operations.

ITEM 2.	UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

FORM 10-Q

QUARTERLY REPORT - PAGE 43

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

None.

FORM 10-Q

QUARTERLY REPORT - PAGE 44

ITEM 6.	EXHIBITS

Exhibit No.	Description

10.1

Third Amended and Restated Credit Agreement dated as of July  16, 2018 among Zellstoff Celgar Limited Partnership, as borrower, and the lenders from time to time parties thereto, as lenders, and Canadian Imperial Bank of Commerce, as agent.

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1*	Section 906 Certification of Chief Executive Officer

32.2*	Section 906 Certification of Chief Financial Officer

101

The following financial statements from the Company’s Form 10-Q for the fiscal period ended June 30, 2018, formatted in XBRL: (i) Interim Consolidated Statements of Operations; (ii) Interim Consolidated Statements of Comprehensive Income (Loss); (iii) Interim Consolidated Balance Sheets; (iv) Interim Consolidated Statements of Cash Flows; and (v) Notes to Interim Consolidated Financial Statements.

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

QUARTERLY REPORT - PAGE 45

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERCER INTERNATIONAL INC.

By:	/s/ David M. Gandossi
David M. Gandossi
Chief Executive Officer and President

Date: July 26, 2018

FORM 10-Q

QUARTERLY REPORT - PAGE 46