Form 10-Q
period 2018-09-30
MERCER INTERNATIONAL INC.
filed 2018-10-25
CIK 1333274

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ]                            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES ☒      NO ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).    YES ☒      NO ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “non-accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The Registrant had 65,201,661 shares of common stock outstanding as at October 24, 2018.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MERCER INTERNATIONAL INC.

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018

(Unaudited)

FORM 10-Q

QUARTERLY REPORT - PAGE 2

MERCER INTERNATIONAL INC.

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands of U.S. dollars, except per share data)

	Three Months Ended September 30		Nine Months Ended September 30
	2018	2017	2018	2017
Revenues	$331,058	$305,498	$1,045,493	$831,459
Costs and expenses
Operating costs, excluding depreciation and amortization	230,009	228,941	755,428	632,071
Operating depreciation and amortization	23,197	22,568	69,312	62,205
Selling, general and administrative expenses	14,506	12,327	43,883	35,312

Operating income	63,346	41,662	176,870	101,871

Other income (expenses)
Interest expense	(11,729)	(13,513)	(35,972)	(40,712)
Loss on settlement of debt (Note 4(a))	—	—	(21,515)	(10,696)
Legal cost award (Note 11(c))	—	—	(6,951)	—
Other income (expenses)	(259)	(374)	(628)	199

Total other expenses	(11,988)	(13,887)	(65,066)	(51,209)

Income before provision for income taxes	51,358	27,775	111,804	50,662
Provision for income taxes	(10,182)	(6,632)	(28,224)	(21,897)

Net income	$41,176	$21,143	$83,580	$28,765

Net income per common share
Basic	$0.63	$0.33	$1.28	$0.44
Diluted	$0.63	$0.32	$1.27	$0.44

Dividends declared per common share	$0.125	$0.115	$0.375	$0.345

INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands of U.S. dollars)

	Three Months Ended September 30,		Nine Months Ended September 30
	2018	2017	2018	2017
Net income	$41,176	$21,143	$83,580	$28,765
Other comprehensive income (loss), net of taxes(1)
Foreign currency translation adjustment	(1,981)	37,957	(41,503)	107,597
Change in unrecognized losses and prior service costs related to defined benefit pension plan	(574)	302	(1,302)	904
Change in unrealized gains/losses on marketable securities	(1)	53	26	58

Other comprehensive income (loss), net of taxes(1)	(2,556)	38,312	(42,779)	108,559

Total comprehensive income	$38,620	$59,455	$40,801	$137,324

(1)	Balances are net of tax effects of $nil in all periods.

The accompanying notes are an integral part of these interim consolidated financial statements.

FORM 10-Q

QUARTERLY REPORT - PAGE 3

MERCER INTERNATIONAL INC.

INTERIM CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

	September 30,	December 31,
	2018	2017
ASSETS
Current assets
Cash and cash equivalents	$242,185	$143,299
Restricted cash to redeem senior notes (Note 4(a))	—	317,439
Accounts receivable	193,648	206,027
Inventories	229,784	176,601
Prepaid expenses and other	12,417	8,973

Total current assets	678,034	852,339

Property, plant and equipment, net	834,347	844,848
Intangible and other assets	24,274	26,147
Deferred income tax	4,641	1,376

Total assets	$1,541,296	$1,724,710

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and other	$173,784	$133,557
Pension and other post-retirement benefit obligations	955	985
Senior notes to be redeemed with restricted cash (Note 4(a))	—	295,924

Total current liabilities	174,739	430,466

Debt	696,519	662,997
Pension and other post-retirement benefit obligations	22,705	21,156
Capital leases and other	36,239	27,464
Deferred income tax	41,152	31,961

Total liabilities	971,354	1,174,044

Shareholders’ equity
Common shares $1 par value; 200,000,000 authorized; 65,202,000 issued and outstanding (2017 – 65,017,000)	65,171	64,974
Additional paid-in capital	341,420	338,695
Retained earnings	265,131	205,998
Accumulated other comprehensive loss	(101,780)	(59,001)

Total shareholders’ equity	569,942	550,666

Total liabilities and shareholders’ equity	$1,541,296	$1,724,710

Commitments and contingencies (Note 11)
Subsequent events (Note 8 and Note 12)

The accompanying notes are an integral part of these interim consolidated financial statements.

FORM 10-Q

QUARTERLY REPORT - PAGE 4

MERCER INTERNATIONAL INC.

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands of U.S. dollars)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Cash flows from (used in) operating activities
Net income	$41,176	$21,143	$83,580	$28,765
Adjustments to reconcile net income to cash flows from operating activities
Depreciation and amortization	23,310	22,673	69,643	62,519
Deferred income tax provision	1,314	4,184	7,330	12,589
Loss on settlement of debt	—	—	21,515	10,696
Defined benefit pension plan and other post-retirement benefit plan expense	423	549	1,294	1,615
Stock compensation expense	970	774	2,922	1,525
Other	884	783	3,015	1,308
Defined benefit pension plan and other post-retirement benefit plan contributions	(19)	(458)	(124)	(1,309)
Changes in working capital
Accounts receivable	(150)	1,584	8,193	(42,130)
Inventories	(41,084)	(14,043)	(60,127)	(9,912)
Accounts payable and accrued expenses	(10,803)	(1,906)	44,130	41,929
Other	(5,252)	(1,496)	(8,480)	(4,338)

Net cash from (used in) operating activities	10,769	33,787	172,891	103,257

Cash flows from (used in) investing activities
Purchase of property, plant and equipment	(26,744)	(14,342)	(71,583)	(42,249)
Purchase of intangible assets	(163)	(394)	(483)	(799)
Acquisition of Friesau Facility	—	—	—	(61,627)
Other	211	(381)	278	(304)

Net cash from (used in) investing activities	(26,696)	(15,117)	(71,788)	(104,979)

Cash flows from (used in) financing activities
Redemption of senior notes	—	—	(317,439)	(234,945)
Proceeds from issuance of senior notes	—	—	—	250,000
Proceeds from (repayment of) revolving credit facilities, net	(3,443)	—	34,293	26,525
Dividend payments	(8,150)	(7,477)	(24,424)	(22,389)
Payment of interest rate derivative liability	—	—	—	(3,789)
Payment of debt issuance costs	—	—	(1,390)	(6,132)
Other	(944)	(389)	(2,563)	569

Net cash from (used in) financing activities	(12,537)	(7,866)	(311,523)	9,839

Effect of exchange rate changes on cash, cash equivalents and restricted cash	1,167	3,895	(8,133)	10,329

Net increase (decrease) in cash, cash equivalents and restricted cash	(27,297)	14,699	(218,553)	18,446
Cash, cash equivalents and restricted cash, beginning of period	269,482	144,643	460,738	140,896

Cash, cash equivalents and restricted cash, end of period	$242,185	$159,342	$242,185	$159,342

Supplemental cash flow disclosure
Cash paid for interest	$19,591	$8,430	$35,287	$29,311
Cash paid for income taxes	$2,192	$2,797	$6,412	$8,001
Supplemental schedule of non-cash investing and financing activities
Leased production equipment	$—	$4	$12,126	$143

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

New Accounting Pronouncements

Accounting Pronouncements Implemented

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2014-09 (“ASU 2014-09”), Revenue Recognition – Revenue from Contracts with Customers that requires companies to recognize revenue when a customer obtains control rather than when companies have transferred substantially all risks and rewards of a good or service. Additionally, the update provides presentation and disclosure requirements which are more detailed in regards to the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The Company adopted ASU 2014-09 as at January 1, 2018 using the modified retrospective method. This update does not change the timing of when the Company recognizes revenue as the majority of the Company’s revenue arises from contracts with customers in which the sale of goods is the main performance obligation. The Company’s revised revenue recognition disclosure has been included in the Significant Accounting Policies and the Business Segment Information Note.

FORM 10-Q

QUARTERLY REPORT - PAGE 6

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Note 1. The Company and Summary of Significant Accounting Policies (continued)

In March 2017, the FASB issued Accounting Standards Update 2017-07 (“ASU 2017-07”), Improving the Presentation of Net Periodic Pension Cost and Net Periodic Post-Retirement Benefit Cost which requires that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations. The Company adopted ASU 2017-07 as at January 1, 2018. For the three and nine month periods ended September 30, 2018, $282 and $864 of the net benefit cost, respectively, has been recorded in other income (expenses) in the Interim Consolidated Statement of Operations. For the three and nine month periods ended September 30, 2017, $373 and $1,109, respectively, has been reclassified from operating costs, excluding depreciation and amortization to other income (expenses) in the Interim Consolidated Statement of Operations.

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

Accounting Pronouncements Not Yet Implemented

In February 2016, the FASB issued Accounting Standards Update 2016-02, Leases (“ASU 2016-02”) which requires lessees to recognize virtually all of their leases on the balance sheet, by recording a right-of-use asset and liability. In July 2018 the FASB issued Accounting Standards Update 2018-10, Codification Improvements to Topic 842, Leases as well as Accounting Standards Update 2018-11, Leases: Targeted Improvements which further affect the guidance of ASU 2016-02. These updates are effective for financial statements issued for fiscal years beginning after December 15, 2018, with early adoption permitted at the beginning of an interim or annual reporting period. The Company will adopt these updates on January 1, 2019. Currently, the Company believes these updates will not have a material impact on its consolidated financial statements.

In February 2018, the FASB issued Accounting Standards Update 2018-02, Income Statement - Reporting Comprehensive Income which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Act. This update is effective for fiscal years beginning after December 15, 2018, and should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Act is recognized. The Company believes this update will not have an impact on its consolidated financial statements.

In June 2018, the FASB issued Accounting Standards Update 2018-07, Compensation - Stock Compensation - Improvements to Nonemployee Share-Based Payment Accounting which both clarifies and modifies accounting requirements relating to nonemployee share based payment transactions. The Company believes this update will not have an impact on its consolidated financial statements.

In August 2018, the FASB issued Accounting Standards Update 2018-13, Fair Value Measurement (“ASU 2018-13”) which both modifies and clarifies the disclosure requirements for fair value measurement. This update is effective for financial statements issued for fiscal years beginning after December 15, 2019, with early adoption permitted. The Company is currently assessing the impact the adoption of ASU 2018-13 will have on its consolidated financial statements.

In August 2018, the FASB issued Accounting Standards Update 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General (“ASU 2018-14”) which both modifies and clarifies certain disclosure requirements for defined benefit pension and post-retirement plans. This update is effective for financial statements issued for fiscal years beginning after December 15, 2020, with early adoption permitted. The Company is currently assessing the impact the adoption of ASU 2018-14 will have on its consolidated financial statements.

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

FORM 10-Q

QUARTERLY REPORT - PAGE 8

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Note 2. Inventories

	September 30,	December 31,
	2018	2017
Raw materials	$98,623	$49,137
Finished goods	63,054	58,364
Spare parts and other	68,107	69,100

	$229,784	$176,601

Note 3. Accounts Payable and Other

	September 30,	December 31,
	2018	2017
Trade payables	$46,529	$36,151
Accrued expenses	81,502	67,528
Interest payable	9,025	10,093
Income tax payable	14,864	4,324
Legal cost award payable (Note 11(c))	6,951	—
Dividends payable	8,150	8,126
Other	6,763	7,335

	$173,784	$133,557

Note 4. Debt

	September 30,	December 31,
	2018	2017
2022 Senior Notes, principal amount, $100,000 (a)	$98,849	$394,565
2024 Senior Notes, principal amount, $250,000 (a)	245,965	245,398
2026 Senior Notes, principal amount, $300,000 (a)	294,395	293,773
Revolving credit facilities
€75.0 million (b)	—	—
C$40.0 million (c)	—	—
€70.0 million (d)	42,252	25,185
€5.0 million (e)	—	—
€25.0 million (f)	15,058	—

	$696,519	$958,921

As at September 30, 2018, the maturities of the principal portion of debt are as follows:

2018	$—
2019	—
2020	15,058
2021	—
2022	142,252
Thereafter	550,000

$707,310

FORM 10-Q

QUARTERLY REPORT - PAGE 9

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Note 4. Debt (continued)

Certain of the Company’s debt instruments were issued under agreements which, among other things, may limit its ability and the ability of its subsidiaries to make certain payments, including dividends. These limitations are subject to specific exceptions. As at September 30, 2018, the Company is in compliance with the terms of its debt agreements.

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

(b)

A €75.0 million revolving credit facility at the Stendal mill that matures in October 2019. Borrowings under the facility are collateralized by the mill’s inventory and accounts receivable and bear interest at Euribor plus 3.50%. As at September 30, 2018, approximately €0.1 million ($151) of this facility was supporting bank guarantees leaving approximately €74.9 million ($86,669) available.

(c)

A C$40.0 million revolving credit facility at the Celgar mill that matures in July 2023. Borrowings under the facility are collateralized by the mill’s inventory, accounts receivable, general intangibles and capital assets and are restricted by a borrowing base calculated on the mill’s inventory and accounts receivable. When the borrowing capacity is less than 25% of the total facility the Canadian dollar denominated amounts bear interest at bankers acceptance plus 1.50% or Canadian prime and the U.S. dollar denominated amounts bear interest at LIBOR plus 1.50% or U.S. base. When the borrowing capacity is greater than or equal to 25% of the total facility, the respective bankers acceptance or LIBOR margins are reduced by 0.25% and the Canadian Prime or U.S. base margins are reduced by 0.125%. As at September 30, 2018, approximately C$1.7 million ($1,312) was supporting letters of credit and approximately C$38.3 million ($29,587) was available.

(d)

A €70.0 million joint revolving credit facility that matures in April 2022. The Rosenthal mill has full access to the available amount under the facility and the Company’s wholly owned subsidiary, Mercer Timber Products GmbH has access to a maximum of €45.0 million. Borrowings under the facility are collateralized by the borrowers’ inventory and accounts receivable and bear interest at Euribor plus 2.95%. As at September 30, 2018, approximately €36.5 million ($42,252) of this facility was drawn and accruing interest at a rate of 2.95% and approximately €11.4 million ($13,210) of this facility was supporting bank guarantees leaving approximately €22.1 million ($25,570) available.

(e)

A €5.0 million revolving credit facility at the Rosenthal mill that matures in December 2018. Borrowings under this facility bear interest at the rate of the three-month Euribor plus 2.50% and are secured by certain land at the Rosenthal mill. As at September 30, 2018 approximately €2.6 million ($2,954) of this facility was supporting bank guarantees leaving approximately €2.4 million ($2,834) available.

(f)

A €25.0 million revolving credit facility for the Company’s wholly owned German subsidiary, Mercer Holz GmbH (“Mercer Holz”), that matures in February 2020. Borrowings under this facility bear interest at Euribor plus 3.30% and are secured by Mercer Holz’s inventory and accounts receivable. As at September 30, 2018, approximately €13.0 million ($15,058) of this facility was drawn and accruing interest at a rate of 3.30% and approximately €0.3 million ($370) of this facility was supporting bank guarantees leaving approximately €11.7 million ($13,512) available.

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

The components of the net benefit costs relating to the Celgar Defined Benefit Plans for the three and nine month periods ended September 30, 2018 and 2017 were as follows:

	Three Months Ended September 30,
	2018		2017
	Pension	Other Post- Retirement Benefits	Pension	Other Post- Retirement Benefits
Service cost	$26	$115	$25	$151
Interest cost	312	175	346	245
Expected return on plan assets	(380)	—	(520)	—
Amortization of unrecognized items	226	(51)	265	37

Net benefit costs	$184	$239	$116	$433

	Nine Months Ended September 30,
	2018		2017
	Pension	Other Post- Retirement Benefits	Pension	Other Post- Retirement Benefits
Service cost	$78	$352	$71	$435
Interest cost	952	535	998	706
Expected return on plan assets	(1,157)	—	(1,499)	—
Amortization of unrecognized items	690	(156)	792	112

Net benefit costs	$563	$731	$362	$1,253

Defined Contribution Plan

Effective December 31, 2008, the Celgar Defined Benefit Plans were closed to new members. In addition, the defined benefit service accrual ceased on December 31, 2008, and members began to receive pension benefits, at a fixed contractual rate, under a new defined contribution plan effective January 1, 2009. During the three and nine month periods ended September 30, 2018, the Company made contributions of $215 and $650, respectively (2017 – $213 and $672), to this plan.

Multiemployer Plan

The Company participates in a multiemployer plan for the hourly-paid employees at the Celgar mill. The contributions to the plan are determined based on a percentage of pensionable earnings pursuant to a collective bargaining agreement. The Company has no current or future contribution obligations in excess of the contractual contributions. During the three and nine month periods ended September 30, 2018, the Company made contributions of $529 and $1,674, respectively (2017 – $493 and $1,539), to this plan.

FORM 10-Q

QUARTERLY REPORT - PAGE 12

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Note 6. Income Taxes

The income tax provision attributable to income before provision for income taxes in the Interim Consolidated Statements of Operations differs from the amounts computed by applying the U.S. federal statutory income tax rate of 21% (2017 - 35%) for the three and nine month periods ended September 30, 2018 and 2017 as a result of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
U.S. federal statutory rate	21%	35%	21%	35%

U.S. federal statutory rate on income before provision for income taxes	$(10,785)	$(9,722)	$(23,479)	$(17,732)
Tax differential on foreign income	(4,265)	2,701	(11,493)	5,668
Effect of foreign earnings	(19,983)	—	(28,440)	—
Change in undistributed earnings	—	(450)	—	(5,915)
Valuation allowance	23,492	(1,823)	45,510	(11,177)
Tax benefit of partnership structure	965	1,246	3,242	3,692
Non-taxable foreign subsidies	716	608	2,204	1,717
True-up of prior year taxes	109	(169)	(14,384)	(279)
Foreign exchange on valuation allowance	(30)	1,241	(704)	2,404
Foreign exchange on settlement of debt	—	—	—	550
Other	(401)	(264)	(680)	(825)

	$(10,182)	$(6,632)	$(28,224)	$(21,897)

Comprised of:
Current income tax provision	$(8,868)	$(2,448)	$(20,894)	$(9,308)
Deferred income tax provision	(1,314)	(4,184)	(7,330)	(12,589)

	$(10,182)	$(6,632)	$(28,224)	$(21,897)

The Act enacted on December 22, 2017 resulted in substantial changes including reducing the U.S. federal corporate income tax rate from 35% to 21% and requiring companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred. The Company applied the guidance in Staff Accounting Bulletin No. 118 and at December 31, 2017 calculated its best estimate of the impact of the Act in its year end income tax provision. Subsequent to the completion and filing of the 2017 tax return in the third quarter of 2018 it was determined that no significant measurement period adjustments to the provisional estimates recorded at December 31, 2017 were necessary.

FORM 10-Q

QUARTERLY REPORT - PAGE 13

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Note 7. Net Income Per Common Share

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income
Basic and diluted	$41,176	$21,143	$83,580	$28,765

Net income per common share
Basic	$0.63	$0.33	$1.28	$0.44
Diluted	$0.63	$0.32	$1.27	$0.44
Weighted average number of common shares outstanding:
Basic(1)	65,170,531	64,973,653	65,120,976	64,896,511
Effect of dilutive shares:
Performance Share Units (“PSUs”)	639,998	412,995	550,983	429,801
Restricted shares	7,510	7,268	20,328	17,447

Diluted	65,818,039	65,393,916	65,692,287	65,343,759

(1)

For the three and nine month periods ended September 30, 2018, the basic weighted average number of common shares outstanding excludes 31,130 restricted shares which have been issued, but have not vested as at September 30, 2018 (2017 – 43,635 restricted shares).

The calculation of diluted net income per common share does not assume the exercise of any instruments that would have an anti-dilutive effect on net income per common share. There were no anti-dilutive instruments for the three and nine month periods ended September 30, 2018 and 2017.

Note 8. Shareholders’ Equity

Dividends

During the nine month period ended September 30, 2018, the Company’s Board of Directors declared the following quarterly dividends:

Date Declared	Dividend Per Common Share	Amount
February 15, 2018	$0.125	$8,147
May 3, 2018	0.125	8,150
July 26, 2018	0.125	8,150

	$0.375	$24,447

In October 2018, the Company’s Board of Directors declared a quarterly dividend of $0.125 per common share. Payment of the dividend will be made on December 20, 2018 to all shareholders of record on December 13, 2018. Future dividends are subject to approval by the Board of Directors and may be adjusted as business and industry conditions warrant.

Stock Based Compensation

In June 2010, the Company adopted a stock incentive plan which provides for options, restricted stock rights, restricted shares, performance shares, PSUs and stock appreciation rights to be awarded to employees, consultants and non-employee directors. During the nine month period ended September 30, 2018, there were no issued and outstanding options, restricted stock rights, performance shares or stock appreciation rights. As at September 30, 2018, after factoring in all allocated shares, there remain approximately 2.8 million common shares available for grant.

FORM 10-Q

QUARTERLY REPORT - PAGE 14

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Note 8. Shareholders’ Equity (continued)

PSUs

PSUs comprise rights to receive common shares at a future date that are contingent on the Company and the grantee achieving certain performance objectives. The performance objective period is generally three years. For the three and nine month periods ended September 30, 2018, the Company recognized an expense of $840 and $2,534, respectively related to PSUs (2017 – $646 and $1,201).

The following table summarizes PSU activity during the period:

Number of PSUs
Outstanding as at January 1, 2018	1,867,158
Granted	652,548
Vested and issued	(153,243)
Forfeited	(330,455)

Outstanding as at September 30, 2018	2,036,008

Restricted Shares

Restricted shares generally vest at the end of one year. Expense recognized for the three and nine month periods ended September 30, 2018 was $130 and $388 (2017 – $128 and $324). As at September 30, 2018, the total remaining unrecognized compensation cost related to restricted shares amounted to approximately $347 which will be amortized over the remaining vesting periods.

The following table summarizes restricted share activity during the period:

Number of Restricted Shares
Outstanding as at January 1, 2018	43,635
Granted	31,130
Vested	(43,635)

Outstanding as at September 30, 2018	31,130

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss are as follows:

	Foreign Currency Translation Adjustment	Defined Benefit Pension and Other Post- Retirement Benefit Items	Unrealized Gains / Losses on Marketable Securities	Total
Balance as at January 1, 2018	$(50,083)	$(8,900)	$(18)	$(59,001)

Other comprehensive income (loss) before reclassifications	(41,503)	(1,836)	26	(43,313)
Amounts reclassified from accumulated other comprehensive loss	—	534	—	534

Other comprehensive income (loss)	(41,503)	(1,302)	26	(42,779)

Balance as at September 30, 2018	$(91,586)	$(10,202)	$8	$(101,780)

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

The following tables shows information by reportable business segments for the three and nine month periods ended September 30, 2018 and 2017:

Three Months Ended September 30, 2018	Pulp	Wood Products	Corporate and Other	Consolidated
Revenues from external customers	$292,969	$38,089	$—	$331,058
Operating income (loss)	$68,794	$(1,770)	$(3,678)	$63,346
Depreciation and amortization	$20,802	$2,395	$113	$23,310
Revenues by major products
Pulp	$274,970	$—	$—	$274,970
Lumber	—	34,270	—	34,270
Energy and chemicals	17,999	1,978	—	19,977
Wood residuals	—	1,841	—	1,841

Total revenues	$292,969	$38,089	$—	$331,058

Revenues by geographical markets
U.S.	$7,148	$10,857	$—	$18,005
Germany	132,233	14,771	—	147,004
China	44,981	—	—	44,981
Other countries	108,607	12,461	—	121,068

Total revenues	$292,969	$38,089	$—	$331,058

Three Months Ended September 30, 2017	Pulp	Wood Products	Corporate and Other	Consolidated
Revenues from external customers	$272,358	$33,140	$—	$305,498
Operating income (loss)	$40,982	$2,983	$(2,303)	$41,662
Depreciation and amortization	$21,149	$1,419	$105	$22,673
Revenues by major products
Pulp	$247,314	$—	$—	$247,314
Lumber	—	27,851	—	27,851
Energy and chemicals	25,044	3,116	—	28,160
Wood residuals	—	2,173	—	2,173

Total revenues	$272,358	$33,140	$—	$305,498

Revenues by geographical markets
U.S.	$12,276	$3,458	$—	$15,734
Germany	112,267	18,676	—	130,943
China	60,604	—	—	60,604
Other countries	87,211	11,006	—	98,217

Total revenues	$272,358	$33,140	$—	$305,498

FORM 10-Q

QUARTERLY REPORT - PAGE 16

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Note 9. Business Segment Information (continued)

Nine Months Ended September 30, 2018	Pulp	Wood Products	Corporate and Other	Consolidated
Revenues from external customers	$898,836	$146,657	$—	$1,045,493
Operating income (loss)	$179,824	$5,534	$(8,488)	$176,870
Depreciation and amortization	$63,452	$5,860	$331	$69,643
Total assets	$1,343,035	$133,215	$65,046	$1,541,296
Revenues by major products
Pulp	$845,460	$—	$—	$845,460
Lumber	—	131,429	—	131,429
Energy and chemicals	53,376	8,014	—	61,390
Wood residuals	—	7,214	—	7,214

Total revenues	$898,836	$146,657	$—	$1,045,493

Revenues by geographical markets
U.S.	$18,451	$42,511	$—	$60,962
Germany	373,176	58,631	—	431,807
China	204,818	—	—	204,818
Other countries	302,391	45,515	—	347,906

Total revenues	$898,836	$146,657	$—	$1,045,493

Nine Months Ended September 30, 2017	Pulp	Wood Products	Corporate and Other	Consolidated
Revenues from external customers	$781,028	$50,431	$—	$831,459
Operating income (loss)	$104,411	$3,064	$(5,604)	$101,871
Depreciation and amortization	$59,652	$2,553	$314	$62,519
Revenues by major products
Pulp	$712,810	$—	$—	$712,810
Lumber	—	41,444	—	41,444
Energy and chemicals	68,218	5,761	—	73,979
Wood residuals	—	3,226	—	3,226

Total revenues	$781,028	$50,431	$—	$831,459

Revenues by geographical markets
U.S.	$23,394	$3,458	$—	$26,852
Germany	313,730	30,312	—	344,042
China	194,280	—	—	194,280
Other countries	249,624	16,661	—	266,285

Total revenues	$781,028	$50,431	$—	$831,459

Revenues between segments are accounted for at prices that approximate fair value. These include revenues from the sale of residual fiber from the wood products segment to the pulp segment for use in the pulp production process and from the sale of residual fuel from the pulp segment to the wood products segment for use in energy production. For the three and nine month periods ended September 30, 2018, the pulp segment sold $163 and $1,073, respectively of residual fuel to the wood products segment (2017 - $1,056 and $1,056) and the wood products segment sold $3,764 and $13,809, respectively of residual fiber to the pulp segment (2017 - $5,753 and $8,739).

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

The following tables present a summary of the Company’s outstanding financial instruments and their estimated fair values under the fair value hierarchy:

	Fair value measurements as at September 30, 2018 using:
Description	Level 1	Level 2	Level 3	Total
Revolving credit facilities	$—	$57,310	$—	$57,310
Senior notes	—	653,656	—	653,656

	$—	$710,966	$—	$710,966

	Fair value measurements as at December 31, 2017 using:
Description	Level 1	Level 2	Level 3	Total
Revolving credit facilities	$—	$25,185	$—	$25,185
Senior notes	—	989,125	—	989,125

	$—	$1,014,310	$—	$1,014,310

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

The carrying amount of cash and cash equivalents of $242,185 and accounts receivable of $193,648 recorded in the Interim Consolidated Balance Sheet, net of any allowances for losses, represents the Company’s maximum exposure to credit risk.

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

Note 12. Subsequent Events

Santanol Group (“Santanol”)

On October 18, 2018, the Company acquired Santanol for approximately $33,000 cash. Santanol owns and leases existing Indian sandalwood plantations and a processing extraction plant in Australia. The acquisition presents the opportunity to expand the Company’s operations to include plantation harvesting as well as production of solid wood chemical extractives. The Company is in the process of evaluating the business combination accounting considerations, including the initial purchase price allocation.

Daishowa-Marubeni International Ltd. (“DMI”)

On October 3, 2018, the Company announced that it has entered into an agreement (the “Purchase Agreement”) to acquire all of the issued and outstanding shares of DMI for consideration of $359,200 cash, which includes a minimum working capital of $85,700 (the “Transaction”). The acquisition would result in 100% ownership of a bleached kraft pulp mill in Peace River, Alberta as well as 50% joint venture interest in a bleached kraft pulp mill in Quesnel, British Columbia. The acquisition would expand the Company’s presence in Asia and add northern bleached hardwood kraft to its product mix. The acquisition is subject to certain customary closing conditions. The Company currently expects the acquisition to close in the fourth quarter of 2018.

Pursuant to the Purchase Agreement, the completion of the Transaction is subject to customary closing conditions, including the receipt of requisite regulatory anti-trust approvals. The Company and the vendors may each terminate the agreement if closing of the Transaction does not occur as of the date that is within 120 days of the Purchase Agreement unless such date is extended in certain circumstances as provided in the Purchase Agreement.

FORM 10-Q

QUARTERLY REPORT - PAGE 19

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Note 12. Subsequent Events (continued)

In connection with entering into the Purchase Agreement, on October 3, 2018, the Company accepted and entered into a Commitment Letter by and among the Company, Credit Suisse Loan Funding LLC and Credit Suisse AG (the “Commitment Letter”) dated September 30, 2018, pursuant to which Credit Suisse AG has agreed to provide the Company with a senior unsecured bridge facility in the principal amount of up to $350,000 in order to finance the purchase price under the Transaction. The facility is anticipated to be replaced or refinanced by the Company as provided in the Commitment Letter.

FORM 10-Q

QUARTERLY REPORT - PAGE 20

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

In this document: (i) unless the context otherwise requires, references to “we”, “our”, “us”, the “Company” or “Mercer” mean Mercer International Inc. and its subsidiaries; (ii) references to “Mercer Inc.” mean the Company excluding its subsidiaries; (iii) information is provided as of September 30, 2018, unless otherwise stated; (iv) our reporting currency is dollars and references to “€” mean euros and “C$” mean Canadian dollars; (v) “ADMTs” refers to air-dried metric tonnes; (vi) “MW” refers to megawatts and “MWh” refers to megawatt hours; (vii) “Mfbm” refers to thousand board feet of lumber and “MMfbm” mean million board feet of lumber; and (viii) our lumber metrics are converted from cubic meters to Mfbm using a conversion ratio of 1.6 cubic meters to 1 Mfbm, which is the ratio commonly used in the industry.

Due to rounding, numbers presented throughout this report may not add up precisely to totals we provide and percentages may not precisely reflect the absolute figure.

The following discussion and analysis of our results of operations and financial condition for the three and nine months ended September 30, 2018 should be read in conjunction with our interim consolidated financial statements and related notes included in this quarterly report, as well as our most recent annual report on Form 10-K for the fiscal year ended December 31, 2017 filed with the Securities and Exchange Commission, referred to as the “SEC”.

Results of Operations

General

We have two reportable operating segments, being the pulp business and, since April 2017, the wood products business.

Each segment offers primarily different products and requires different manufacturing processes, technology and sales and marketing.

Current Market Environment

In the third quarter of 2018, pulp prices in Europe and North America increased compared to prior quarter of 2018 due to continued steady demand. Pulp prices in China modestly declined compared to prior quarter of 2018 due to a weakening local Chinese currency and customer downtime.

Overall, our average pulp sales realizations were approximately 4% higher in the third quarter of 2018 compared to the prior quarter of 2018.

At the end of the current quarter, list prices in Europe, China and North America were approximately $1,230, $885 and $1,390 per ADMT, respectively.

Currently, the NBSK pulp market is generally balanced with world producer inventories at about 33 days’ supply. Looking forward, we believe the new pulp production capacity that has or is coming online will not materially adversely impact the market in the near term as a result of continued steady demand growth and expected supply limitations.

FORM 10-Q

QUARTERLY REPORT - PAGE 22

In the fourth quarter of 2018, we have three days of scheduled maintenance downtime (which will reduce production by approximately 5,700 ADMTs) at our Stendal mill.

In the third quarter of 2018, European and U.S. lumber markets weakened with prices declining from multi-year highs. European lumber pricing declined due to an increase in beetle and storm damaged wood entering the market at lower prices. U.S. lumber pricing declined primarily due to increased supply as a response to record pricing, high customer inventory levels and a slower summer housing market. We currently expect lumber prices in the fourth quarter to stabilize at third quarter pricing levels.

FORM 10-Q

QUARTERLY REPORT - PAGE 23

Summary Financial Highlights

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017		2018		2017
	(in thousands, other than per share amounts)
Pulp segment revenues	$292,969	$272,358		$898,836		$781,028
Wood products segment revenues	38,089	33,140		146,657		50,431

Total revenues	$331,058	$305,498		$1,045,493		$831,459

Pulp segment operating income	$68,794	$40,982(	1)	$179,824		$104,411(	1)
Wood products segment operating income (loss)	(1,770)	2,983		5,534		3,064
Corporate and other operating loss	(3,678)	(2,303)		(8,488)		(5,604)

Total operating income	$63,346	$41,662		$176,870		$101,871

Pulp segment depreciation and amortization	$20,802	$21,149		$63,452		$59,652
Wood products segment depreciation and amortization	2,395	1,419		5,860		2,553
Corporate and other depreciation and amortization	113	105		331		314

Total depreciation and amortization	$23,310	$22,673		$69,643		$62,519

Operating EBITDA(2)	$86,656	$64,335(	1)	$246,513		$164,390(	1)
Loss on settlement of debt	$-	$-		$21,515(	3)	$10,696(	4)
Legal cost award	$-	$-		$6,951		$-
Provision for income taxes	$10,182	$6,632		$28,224		$21,897
Net income	$41,176	$21,143		$83,580		$28,765
Net income per common share
Basic	$0.63	$0.33		$1.28		$0.44
Diluted	$0.63	$0.32		$1.27		$0.44
Common shares outstanding at period end	65,202	65,017		65,202		65,017

(1)

Adjusted as a result of our adoption of Accounting Standards Update 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Post-Retirement Benefit Cost, in the current year. See Note 1 to our Interim Consolidated Financial Statements.

(2)	The following table provides a reconciliation of net income to operating income and Operating EBITDA for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Net income	$41,176	$21,143	$83,580	$28,765
Provision for income taxes	10,182	6,632	28,224	21,897
Interest expense	11,729	13,513	35,972	40,712
Loss on settlement of debt	-	-	21,515	10,696
Legal cost award	-	-	6,951	-
Other (income) expenses	259	374	628	(199)

Operating income	63,346	41,662	176,870	101,871
Add: Depreciation and amortization	23,310	22,673	69,643	62,519

Operating EBITDA	$86,656	$64,335	$246,513	$164,390

(3)	Redemption of 7.75% senior notes due 2022, referred to as the “2022 Senior Notes”.
(4)	Redemption of 7.00% senior notes due 2019, referred to as the “2019 Senior Notes”.

FORM 10-Q

QUARTERLY REPORT - PAGE 24

Selected Production, Sales and Other Data

	Three Months Ended September 30,		Nine Months Ended September 30,
Pulp Segment	2018	2017	2018	2017
Pulp production (‘000 ADMTs)	363.5	388.1	1,037.7	1,124.5
Annual maintenance downtime (‘000 ADMTs)	14.4	10.2	69.9	42.7
Annual maintenance downtime (days)	14	10	51	32
Pulp sales (‘000 ADMTs)	319.9	383.8	1,025.2	1,147.7
Average NBSK pulp list prices in Europe ($/ADMT)(1)	1,230	903	1,176	869
Average NBSK pulp list prices in China ($/ADMT)(1)	887	670	902	662
Average NBSK pulp list prices in North America ($/ADMT)(1)	1,377	1,110	1,307	1,079
Average pulp sales realizations ($/ADMT)(2)	852	638	817	615
Energy production (‘000 MWh)	388.0	497.5	1,120.7	1,418.5
Energy sales (‘000 MWh)	141.0	224.8	401.3	620.9
Average energy sales realizations ($/MWh)	105	97	105	92

Wood Products Segment
Lumber production (MMfbm)	79.5	109.6	294.8	177.1
Lumber sales (MMfbm)	83.8	74.2	312.0	115.7
Average lumber sales realizations ($/Mfbm)	409	375	421	358
Energy production (‘000 MWh)	16.4	24.5	62.5	48.5
Energy sales (‘000 MWh)	16.4	24.5	62.5	48.5
Average energy sales realizations ($/MWh)	121	127	128	119

Average Spot Currency Exchange Rates
$ / €(3)	1.1629	1.1755	1.1945	1.1146
$ / C$(3)	0.7651	0.7984	0.7767	0.7659

(1)	Source: RISI pricing report.
(2)	Sales realizations after customer discounts, rebates and other selling concessions. Incorporates the effect of pulp price variations occurring between the order and shipment dates.
(3)	Average Federal Reserve Bank of New York Noon Buying Rates over the reporting period.

Consolidated - Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017

Total revenues for the three months ended September 30, 2018 increased by approximately 8% to $331.1 million from $305.5 million in the same quarter of 2017 primarily due to a 34% increase in pulp sales realizations partially offset by lower pulp sales volumes.

Costs and expenses in the current quarter were generally flat at $267.7 million compared to $263.8 million in the third quarter of 2017 as higher maintenance and per unit fiber costs were mostly offset by the impact of lower pulp sales volumes.

In the third quarter of 2018, operating depreciation and amortization increased to $23.2 million from $22.6 million in the same quarter of 2017 primarily due to capital improvements at our Friesau Facility.

Selling, general and administrative expenses increased to $14.5 million in the third quarter of 2018 from $12.3 million in the same quarter of 2017 primarily due to increased spending on business development activities.

FORM 10-Q

QUARTERLY REPORT - PAGE 25

In the third quarter of 2018, our operating income increased by approximately 52% to $63.3 million from $41.7 million in the same quarter of 2017 as higher pulp and lumber sales realizations more than offset lower pulp and energy sales volumes and higher maintenance and per unit fiber costs.

Interest expense in the current quarter decreased to $11.7 million from $13.5 million in the same quarter of 2017 primarily as a result of a lower average interest rate on our outstanding senior notes.

During the third quarter of 2018, income tax expense increased to $10.2 million from $6.6 million in the same quarter of 2017 due to higher taxable income for our German pulp mills.

For the third quarter of 2018, our net income increased to $41.2 million, or $0.63 per share, from $21.1 million, or $0.33 per basic share and $0.32 per diluted share, in the same quarter of 2017.

In the third quarter of 2018, Operating EBITDA increased by approximately 35% to $86.7 million from $64.3 million in the same quarter of 2017 as higher pulp and lumber sales realizations more than offset lower pulp and energy sales volumes and higher maintenance and per unit fiber costs.

Operating Results by Business Segment

None of the income or loss items following operating income in our Interim Consolidated Statement of Operations are allocated to our segments, since those items are reviewed separately by management.

Pulp Segment - Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017

Selected Financial Information

	Three Months Ended September 30,
	2018	2017
	(in thousands)
Pulp revenues	$274,970	$247,314
Energy and chemical revenues	$17,999	$25,044
Depreciation and amortization	$20,802	$21,149
Operating income	$68,794	$40,982

Pulp revenues in the third quarter of 2018 increased by approximately 11% to $275.0 million from $247.3 million in the same quarter of 2017 due to higher sales realizations partially offset by lower sales volumes.

Energy and chemical revenues decreased by approximately 28% to $18.0 million in the third quarter of 2018 from $25.0 million in the same quarter of 2017 primarily due to maintenance work on one turbine at each of our Stendal and Celgar mills and the maintenance downtime at the Rosenthal mill. The turbine at the Stendal mill was taken offline for a scheduled major maintenance in April and did not resume service until late July 2018. The turbine at the Celgar mill was taken offline to complete maintenance work identified during the prior quarter maintenance shut and did not resume service until late August 2018.

FORM 10-Q

QUARTERLY REPORT - PAGE 26

Pulp production decreased by approximately 6% to 363,543 ADMTs in the current quarter from 388,102 ADMTs in the same quarter of 2017. In the current quarter of 2018, we had 14 days (approximately 14,400 ADMTs) of annual maintenance downtime at our Rosenthal mill. In the third quarter of 2017, we had 10 days (approximately 10,200 ADMTs) of annual maintenance downtime at our Rosenthal mill. The Celgar and Stendal mills each had lower production in the current quarter due to minor maintenance issues.

We estimate that annual maintenance downtime in the current quarter adversely impacted our operating income by approximately $10.8 million, comprised of approximately $7.1 million in direct out-of-pocket expenses and the balance in reduced production. Many of our competitors that report their financial results using International Financial Reporting Standards (“IFRS”) capitalize their direct costs of maintenance downtime.

Pulp sales volumes decreased by approximately 17% to 319,850 ADMTs in the current quarter from 383,795 ADMTs in the same quarter of 2017 primarily due to the timing of shipments to China and lower production.

In the current quarter of 2018 list prices for NBSK pulp increased from the same quarter of 2017 largely as a result of overall steady demand. Average list prices for NBSK pulp in Europe were approximately $1,230 per ADMT in the third quarter of 2018 compared to approximately $903 per ADMT in the same quarter of 2017. Average list prices for NBSK pulp in China and North America were approximately $887 per ADMT and $1,377 per ADMT, respectively, in the current quarter compared to approximately $670 per ADMT and $1,110 per ADMT, respectively, in the same quarter of 2017. NBSK pulp prices are cyclical and are at or near record highs.

Average pulp sales realizations increased by approximately 34% to $852 per ADMT in the third quarter of 2018 from approximately $638 per ADMT in the same quarter of 2017 due to higher list prices.

As a result of the effect of a stronger dollar on our euro and Canadian dollar denominated costs and expenses and our dollar denominated cash and receivables held at our operations, we recorded a positive impact of approximately $9.1 million due to foreign exchange.

Costs and expenses for our pulp segment in the current quarter decreased by approximately 3% to $224.3 million from $232.4 million in the third quarter of 2017 primarily due to the impact of lower sales volumes mostly offset by higher maintenance and per unit fiber costs.

In the third quarter of 2018, pulp segment depreciation and amortization decreased to $20.8 million from $21.1 million in the same quarter of 2017 primarily due the positive impact of a stronger dollar on our euro and Canadian dollar denominated depreciation expense.

On average, in the current quarter overall per unit fiber costs increased by approximately 15% from the same quarter of 2017, primarily as a result of strong demand. In the current quarter, per unit fiber costs for our German mills were approximately 12% higher due to strong demand for imported wood from Scandinavian pulp mills. In the current quarter, per unit fiber costs for our Celgar mill were 24% higher due to a decrease in pulp log availability as sawmills continued to focus harvesting activities on building sawlog inventory and demand from coastal pulp mills in Celgar’s fiber procurement area. We currently expect modestly lower per unit fiber costs in the

FORM 10-Q

QUARTERLY REPORT - PAGE 27

fourth quarter of 2018 as a result of improved harvesting conditions and the availability of storm damaged wood in Germany.

Transportation costs for our pulp segment decreased by approximately 19% to $15.8 million in the current quarter from $19.4 million in the same quarter of 2017 primarily due to lower sales volumes.

In the third quarter of 2018, pulp segment operating income increased by approximately 68% to $68.8 million from $41.0 million in the same quarter of 2017 as higher pulp sales realizations more than offset lower sales volumes and higher maintenance and per unit fiber costs.

Wood Products Segment - Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017

Selected Financial Information

	Three Months Ended September 30,
	2018	2017
	(in thousands)
Lumber revenues	$34,270	$27,851
Energy revenues	$1,978	$3,116
Wood residual revenues	$1,841	$2,173
Depreciation and amortization	$2,395	$1,419
Operating income (loss)	$(1,770)	$2,983

In the third quarter of 2018 lumber revenues increased by approximately 23% to $34.3 million from $27.9 million due to higher sales volume and higher sales realizations. In the current quarter approximately 25% of sales volumes were in the U.S. market and substantially all remaining sales were in Europe.

Energy and wood residual revenues decreased by approximately 28% to $3.8 million in the third quarter of 2018 from $5.3 million in the same quarter of 2017 due to lower sales volumes as a result of lower lumber production.

Production decreased by approximately 27% to 79.5 MMfbm of lumber in the current quarter from 109.6 MMfbm in the same quarter of 2017 primarily due to planned downtime to upgrade our large saw line and install an auto-grader in the existing planer mill. These capital investments are designed to increase production and improve efficiencies.

Average lumber sales realizations increased by approximately 9% to $409 per Mfbm in the third quarter of 2018 from approximately $375 per Mfbm in the same quarter of 2017 primarily due to increased sales to the U.S. where we realized higher sale prices.

Fiber costs are approximately 80% of our cash production costs. In the current quarter per unit fiber costs increased by approximately 4% from the same quarter of 2017 primarily as a result of continued strong fiber demand. We currently expect modestly lower per unit fiber costs in the fourth quarter of 2018 as a result of improved harvesting conditions and the availability of storm damaged wood.

FORM 10-Q

QUARTERLY REPORT - PAGE 28

In the third quarter of 2018, wood products segment depreciation and amortization increased to $2.4 million from $1.4 million in the same quarter of 2017 primarily due to capital improvements at the mill.

Transportation costs for our wood products segment increased by approximately 59% to $4.6 million in the current quarter from $2.9 million in the same quarter of 2017 primarily due to higher sales to the U.S.

In the third quarter of 2018, our wood products segment had an operating loss of $1.8 million compared to operating income of $3.0 million in the same quarter of 2017 primarily due to higher maintenance costs, lower production due to downtime taken for capital projects and higher per unit fiber costs.

Consolidated - Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

Total revenues for the nine months ended September 30, 2018 increased by approximately 26% to $1,045.5 million from $831.5 million in the same period of 2017 primarily due to a 33% increase in pulp sales realizations and the inclusion of an additional $96.2 million of wood products segment revenues partially offset by lower pulp sales volumes.

Costs and expenses in the nine months ended September 30, 2018 increased by approximately 19% to $868.6 million from $729.6 million in the same period of 2017 primarily due to additional costs and expenses from our wood products segment and higher maintenance and per unit fiber costs partially offset by lower pulp sales volumes.

In the nine months ended September 30, 2018 operating depreciation and amortization increased to $69.3 million from $62.2 million in the same period of 2017 primarily due to the negative impact of a weaker dollar on our euro denominated depreciation expense and the inclusion of depreciation for the wood products segment for the full period.

Selling, general and administrative expenses increased to $43.9 million in the nine months ended September 30, 2018 from $35.3 million in the same period of 2017 primarily due to the inclusion of our wood products segment for the full period, increased business development activities and the negative impact of a weaker dollar.

In the nine months ended September 30, 2018 operating income increased by approximately 74% to $176.9 million from $101.9 million in the same period of 2017 as higher pulp and lumber sales realizations more than offset lower pulp and energy sales volumes, higher maintenance and per unit fiber costs and the negative impact of a weaker dollar on our euro denominated costs and expenses.

In December 2017, we issued $300.0 million of 5.50% senior notes due 2026, referred to as the “2026 Senior Notes” and, on January 5, 2018, we utilized the proceeds, together with cash on hand, to redeem $300.0 million of our 2022 Senior Notes at a cost, including premium, of $317.4 million and recorded a loss on such redemption of $21.5 million (being $0.33 per share).

FORM 10-Q

QUARTERLY REPORT - PAGE 29

Interest expense in the nine months ended September 30, 2018 decreased to $36.0 million from $40.7 million in the same period of 2017 primarily as a result of a lower average interest rate on our outstanding senior notes.

In the nine months ended September 30, 2018, we recognized an expense of $7.0 million, or $0.11 per share, in connection with the legal cost award made by the tribunal in our claim against the Government of Canada under the North American Free Trade Agreement, referred to as “NAFTA”.

During the nine months ended September 30, 2018 income tax expense increased to $28.2 million from $21.9 million in the same period of 2017 due to higher taxable income for our German pulp mills.

For the nine months ended September 30, 2018, after giving effect to costs of $28.5 million, or $0.44 per basic and $0.43 per diluted share, for the redemption of senior notes and the NAFTA legal cost award, our net income was $83.6 million or $1.28 per basic and $1.27 per diluted share. In the same period of 2017, we had net income of $28.8 million or $0.44 per share after giving effect to costs of $10.7 million for the redemption of senior notes in the same period of 2017.

In the nine months ended September 30, 2018, Operating EBITDA increased by approximately 50% to $246.5 million from $164.4 million in the same period of 2017 as higher pulp and lumber sales realizations more than offset lower pulp and energy sales volumes, higher maintenance and per unit fiber costs and the negative impact of a weaker dollar on our euro denominated costs and expenses.

Pulp Segment – Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

Selected Financial Information

	Nine Months Ended September 30,
	2018	2017
	(in thousands)
Pulp revenues	$845,460	$712,810
Energy and chemical revenues	$53,376	$68,218
Depreciation and amortization	$63,452	$59,652
Operating income	$179,824	$104,411

Pulp revenues in the nine months ended September 30, 2018 increased by approximately 19% to $845.5 million from $712.8 million in the same period of 2017 due to higher sales realizations partially offset by lower sales volumes.

Energy and chemical revenues decreased by approximately 22% to $53.4 million in the nine months ended September 30, 2018 from $68.2 million in the same period of 2017 due to lower pulp production and maintenance work on one turbine at each of our Stendal and Celgar mills. The turbine at the Stendal mill was taken offline for a scheduled major maintenance in April 2018 and did not resume service until late July 2018. The turbine at the Celgar mill was taken offline

FORM 10-Q

QUARTERLY REPORT - PAGE 30

to complete maintenance work identified during the second quarter shut and did not resume service until late August 2018.

Pulp production decreased by approximately 8% to 1,037,697 ADMTs in the nine months ended September 30, 2018 from 1,124,532 ADMTs in the same period of 2017. In the nine months ended September 30, 2018 we had annual maintenance downtime of 51 days (approximately 69,900 ADMTs) compared to 32 days (approximately 42,700 ADMTs) in the same period of 2017.

We estimate that annual maintenance downtime in the nine months ended September 30, 2018 adversely impacted our operating income by approximately $69.9 million, comprised of approximately $43.7 million in direct out-of-pocket expenses and the balance in reduced production. Many of our competitors that report their financial results using IFRS capitalize their direct costs of maintenance downtime.

Pulp sales volumes decreased by approximately 11% to 1,025,232 ADMTs in the nine months ended September 30, 2018 compared to 1,147,691 ADMTs in the same period of 2017 primarily due to lower production.

In the nine months ended September 30, 2018, list prices for NBSK pulp increased from the same period of 2017, largely as a result of continued steady demand. Average list prices for NBSK pulp in Europe were approximately $1,176 per ADMT in the nine months ended September 30, 2018, compared to approximately $869 per ADMT in the same period of 2017. Average list prices for NBSK pulp in China and North America were approximately $902 per ADMT and $1,307 per ADMT, respectively, in the nine months ended September 30, 2018, compared to approximately $662 per ADMT and $1,079 per ADMT, respectively, in the same period of 2017.

Average pulp sales realizations increased by approximately 33% to $817 per ADMT in the nine months ended September 30, 2018 from approximately $615 per ADMT in the same period of 2017 due to higher list prices.

In the nine months ended September 30, 2018, the dollar was weaker against the euro by about 7% which increased the dollar cost of our euro denominated costs and expenses and contributed to a negative foreign exchange impact on operating income of approximately $9.9 million when compared to the same period of the prior year.

Costs and expenses in the nine months ended September 30, 2018 increased by approximately 6% to $720.1 million from $677.7 million in the same period of 2017 primarily due to higher maintenance and per unit fiber costs and the negative impact of a weaker dollar on our euro denominated costs and expenses partially offset by lower sales volumes.

In the nine months ended September 30, 2018, depreciation and amortization increased to $63.5 million from $59.7 million in the same period of 2017 primarily due the negative impact of a weaker dollar on our euro denominated depreciation expense.

On average, in the nine months ended September 30, 2018 overall per unit fiber costs increased by approximately 20% from the same period of 2017 primarily as a result of increased demand from Scandinavian pulp mills in our European fiber procurement areas and demand from coastal pulp mills in Celgar’s fiber basket. Harvesting activities in both Germany and British Columbia

FORM 10-Q

QUARTERLY REPORT - PAGE 31

were impacted by short-term interruptions resulting from unseasonably wet winter conditions. Additionally, in British Columbia, there was lower pulp log availability as sawmills focused harvesting activities on rebuilding low sawlog inventories. We currently expect modestly lower per unit fiber costs in the fourth quarter of 2018 as a result of improved harvesting conditions and the availability of storm damaged wood in Germany.

Transportation costs for our pulp segment decreased by approximately 7% to $53.2 million in the nine months ended September 30, 2018 from $56.9 million in the same period of 2017 primarily due to lower sales volume.

In the nine months ended September 30, 2018 pulp segment operating income increased by approximately 72% to $179.8 million from $104.4 million in the same period of 2017 primarily due to higher pulp sales realizations partially offset by lower sales volumes, higher maintenance and per unit fiber costs and the negative impact of a weaker dollar relative to the euro.

Wood Products Segment - Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

Selected Financial Information

	Nine Months Ended September 30,
	2018	2017
	(in thousands)
Lumber revenues	$131,429	$41,444
Energy revenues	$8,014	$5,761
Wood residual revenues	$7,214	$3,226
Depreciation and amortization	$5,860	$2,553
Operating income	$5,534	$3,064

We entered into the wood products business on April 12, 2017.

In the nine months ended September 30, 2018, lumber revenues were $131.4 million, of which approximately 25% of sales volumes were in the U.S. market and substantially all remaining sales were in Europe. European and U.S. lumber markets were generally strong with prices steady and near multi-year highs during the nine months ended September 30, 2018.

In the nine months ended September 30, 2018, lumber production increased to 294.8 MMfbm from 177.1 MMfbm in the same period of 2017.

In the nine months ended September 30, 2018, lumber sales volumes increased to 312.0 MMfbm from 115.7 MMfbm in the same period of 2017.

In the nine months ended September 30, 2018, average lumber sales realizations increased by approximately 18% to $421 per Mfbm from $358 per Mfbm in the same period of 2017.

In the nine months ended September 30, 2018, energy and other by-product revenues increased to $15.2 million from $9.0 million in the same period of 2017.

FORM 10-Q

QUARTERLY REPORT - PAGE 32

Our fiber costs were approximately 80% of our cash production costs. Unseasonably wet winter weather conditions in Germany resulted in lower harvesting activities and high fiber costs in the nine months ended September 30, 2018 compared to the same period of 2017. We currently expect modestly lower per unit fiber costs in the fourth quarter of 2018 as a result of improved harvesting conditions and the availability of storm damaged wood.

In the nine months ended September 30, 2018 depreciation and amortization for our wood products segment increased to $5.9 million from $2.6 million in the same period of 2017 as a result of inclusion for the full period of 2018 and capital projects.

In the nine months ended September 30, 2018, our wood products segment operating income increased to $5.5 million from $3.1 million in the same period of 2017.

Liquidity and Capital Resources

Summary of Cash Flows

	Nine Months Ended September 30,
	2018	2017
	(in thousands)
Net cash from operating activities	$172,891	$103,257
Net cash used in investing activities	(71,788)	(104,979)
Net cash from financing activities	5,916 (1)	9,839
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(8,133)	10,329

Net increase in cash, cash equivalents and restricted cash	$98,886	$18,446

(1)	Excludes restricted cash of $317.4 million held to redeem $300.0 million of 2022 Senior Notes on January 5, 2018.

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

Cash provided by operating activities was $172.9 million in the nine months ended September 30, 2018 compared to $103.3 million in the same period of 2017. An increase in accounts payable and accrued expenses provided cash of $44.1 million, including the legal cost award in our NAFTA claim, in the nine months ended September 30, 2018 compared to $41.9 million in the same period of 2017. An overall increase in inventories used cash of $60.1 million in the nine months ended September 30, 2018 compared to $9.9 million in the same period of 2017. A decrease in accounts receivable provided cash of $8.2 million in the nine months ended September 30, 2018 compared to an increase in accounts receivable using cash of $42.1 million in the same period of 2017.

Cash Flows from Investing Activities. Investing activities in the nine months ended September 30, 2018 used cash of $71.8 million primarily related to capital expenditures. In the current period of 2018, capital expenditures included large maintenance projects at our pulp mills, improvements to the digester at our Celgar mill, other capital improvements at our German pulp mills and upgrades to our planer mill and large saw line and the replacement of mobile

FORM 10-Q

QUARTERLY REPORT - PAGE 33

equipment at our Friesau Facility. In the same period of 2017, investing activities used cash of $105.0 million, primarily related to the acquisition of our Friesau Facility for $61.6 million and capital expenditures of $42.2 million. In the nine months ended September 30, 2017, capital expenditures primarily related to a rail car acceptance system for logs and additional land for raw material storage at our Rosenthal mill, a pre-bleach press system upgrade and large maintenance projects at our Celgar mill and various other smaller projects.

Cash Flows from Financing Activities. In the nine months ended September 30, 2018, financing activities used cash of $311.5 million primarily in connection with the redemption of the 2022 Senior Notes, which used cash of $317.4 million. In the nine months ended September 30, 2018, advances of $34.3 million on our revolving credit facilities were primarily used to finance capital projects at the Friesau Facility and wood procurement activities. In the nine months ended September 30, 2018, we paid dividends of $24.4 million and $1.4 million of debt issuance costs related to the 2026 Senior Notes. In the same period of 2017, financing activities provided cash of $9.8 million, including an aggregate of $250.0 million from the issuance of our 6.50% senior notes due 2024, referred to as the “2024 Senior Notes”, which was primarily used to redeem our 2019 Senior Notes at a cost of $234.9 million. In the nine months ended September 30, 2017, debt issuance costs primarily for the 2024 Senior Notes used cash of $6.1 million, dividend payments used cash of $22.4 million and a scheduled payment in respect of our interest rate derivative used cash of $3.8 million. In the nine months ended September 30, 2017, we also drew $26.5 million on our €70.0 million revolving credit facility to partially finance the acquisition of the Friesau Facility and the build in working capital associated with its ramp up of operations.

Balance Sheet Data

The following table is a summary of selected financial information as at the dates indicated:

	September 30,	December 31,
	2018	2017
	(in thousands)
Financial Position
Cash and cash equivalents	$242,185	$143,299	(1)
Working capital	$503,295	$421,873
Total assets	$1,541,296	$1,407,271	(1)
Long-term liabilities	$796,615	$743,578
Total equity	$569,942	$550,666

(1)	Excludes restricted cash of $317.4 million held to redeem $300.0 million of 2022 Senior Notes on January 5, 2018.

As a result of the strengthening of the dollar versus the euro and Canadian dollar as at September 30, 2018, we recorded a net non-cash decrease in the carrying value of our net assets, consisting primarily of our fixed assets denominated in euros and Canadian dollars. This non-cash decrease of approximately $41.5 million does not affect our net income, Operating EBITDA or cash flows but is reflected in our other comprehensive loss and as a decrease to our total equity.

Sources and Uses of Funds

Our principal sources of funds are cash flows from operations and cash and cash equivalents on hand. Our principal operating uses of funds consist of operating expenses, capital expenditures and semi-annual interest payments on our outstanding senior notes.

FORM 10-Q

QUARTERLY REPORT - PAGE 34

The following table sets out our total capital expenditures and interest expense for the periods indicated:

	Nine Months Ended September 30,
	2018	2017
	(in thousands)
Capital expenditures	$71,583	$42,249
Cash paid for interest expense(1)	$35,287	$29,311
Interest expense(2)	$35,972	$40,712

(1)	Amounts differ from interest expense which includes non-cash items. See supplemental disclosure of cash flow information from our Interim Consolidated Statement of Cash Flows included in this report.
(2)

Interest on our 2022 Senior Notes is paid semi-annually in June and December of each year. In January 2018, we redeemed $300.0 million of our 2022 Senior Notes. Interest on our 2024 Senior Notes is paid semi-annually in February and August of each year and interest on our 2026 Senior Notes is paid semi-annually in January and July of each year, commencing July 2018.

In the nine months ended September 30, 2018, we expended $24.4 million to pay quarterly dividends of $0.125 per common share.

As at September 30, 2018, our cash and cash equivalents increased to $242.2 million from $143.3 million at the end of 2017. As at September 30, 2018, we had approximately $158.2 million available under our revolving credit facilities.

On October 3, 2018, we entered into a share purchase agreement (the “Purchase Agreement”) to acquire all of the issued and outstanding shares of Daishowa-Marubeni International Ltd. (“DMI”) in consideration for a purchase price of $359.2 million, which includes minimum working capital of $85.7 million, and is subject to certain customary adjustments (the “Transaction”).

DMI owns 100% of a bleached kraft pulp mill in Peace River, Alberta and a 50% interest in the Cariboo Pulp and Paper Company joint venture, which operates a bleached kraft pulp mill in Quesnel, British Columbia.

We and the vendors have each made customary representations, warranties and covenants under the Purchase Agreement, including the covenant of the vendors to operate the business of DMI in the ordinary course, consistent with past practice, until closing of the Transaction. Pursuant to the Purchase Agreement, the completion of the Transaction is subject to customary closing conditions, including the receipt of requisite regulatory anti-trust approvals. We and the vendors may each terminate the agreement if closing of the Transaction does not occur as of the date that is within 120 days of the Purchase Agreement unless such date is extended in certain circumstances as provided in the Purchase Agreement.

We currently expect that closing of the Transaction will occur in the fourth quarter of 2018.

The foregoing description of the Purchase Agreement does not purport to be complete and is subject to, and qualified in its entirety by reference to, the full text of the Purchase Agreement.

In connection with entering into the Purchase Agreement, on October 3, 2018, we accepted and entered into a Commitment Letter by and among us, Credit Suisse Loan Funding LLC and Credit Suisse AG (the “Commitment Letter”) dated September 30, 2018, pursuant to which Credit Suisse AG has agreed to provide us with a senior unsecured bridge facility in the principal

FORM 10-Q

QUARTERLY REPORT - PAGE 35

amount of up to $350.0 million in order to finance the purchase price under the Transaction. The facility is anticipated to be replaced or refinanced by us as provided in the Commitment Letter.

In October 2018, we acquired all of the Santanol Group for approximately $33.0 million. The Santanol Group owns and leases existing Indian sandalwood plantations and a processing extraction plant in Australia.

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

As at September 30, 2018, we were in full compliance with all of the covenants of our indebtedness.

Off-Balance Sheet Arrangements

At September 30, 2018, we did not have any off-balance sheet arrangements (as defined in Item 303(a)(4)(ii) of Regulation S-K).

Contractual Obligations and Commitments

Other than as aforesaid with respect to the agreement to acquire DMI and the committed financing in respect thereof, there were no material changes outside the ordinary course to any of our material contractual obligations during the nine months ended September 30, 2018.

Foreign Currency

As a majority of our assets, liabilities and expenditures are held or denominated in euros or Canadian dollars, our consolidated financial results are subject to foreign currency exchange rate fluctuations.

We translate foreign denominated assets and liabilities into dollars at the rate of exchange on the balance sheet date. Equity accounts are translated using historical exchange rates. Unrealized gains

FORM 10-Q

QUARTERLY REPORT - PAGE 36

or losses from these translations are recorded in other comprehensive loss and do not affect our net earnings.

As a result of the strengthening of the dollar versus the euro and Canadian dollar as at September 30, 2018, we recorded a net non-cash decrease of $41.5 million in the carrying value of our net assets, consisting primarily of our fixed assets denominated in euros and Canadian dollars. As a result, our accumulated other comprehensive loss increased to $101.8 million.

Based upon the exchange rate as at September 30, 2018, the dollar has strengthened by approximately 3% against the euro and the Canadian dollar since December 31, 2017. See “Quantitative and Qualitative Disclosures about Market Risk”.

Credit Rating

We and our senior notes are rated by Moody’s Investors Service, Inc., referred to as “Moody’s”. On October 24, 2018, Moody’s upgraded its current rating on our senior notes to Ba3 from B1 and upgraded our corporate rating to Ba2 from Ba3, maintaining its outlook as “stable”.

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

FORM 10-Q

QUARTERLY REPORT - PAGE 37

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

●	our proposed acquisition of DMI may result in additional risks and uncertainties in our business;

●	any failure to successfully integrate DMI with our business may adversely affect our results of operations;

●	the operations of DMI are subject to their own risks, which we may not be able to manage successfully;

●	our business is subject to risks associated with climate change and social and government responses thereto;

●	our operations require substantial capital and we may be unable to maintain adequate capital resources to provide for such capital requirements;

●	our acquisition of the Friesau Facility and other future acquisitions may result in additional risks and uncertainties in our business;

●	fluctuations in prices and demand for lumber could adversely affect our business;

●	adverse housing market conditions may increase the credit risk from customers of our Friesau Facility;

●	our Friesau Facility’s lumber products are vulnerable to declines in demand due to competing technologies or materials;

●

changes in credit ratings issued by nationally recognized statistical rating organizations could adversely affect our cost of financing and have an adverse effect on the market price of our securities;

FORM 10-Q

QUARTERLY REPORT - PAGE 38

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

QUARTERLY REPORT - PAGE 40

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

QUARTERLY REPORT - PAGE 41

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

QUARTERLY REPORT - PAGE 42

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

QUARTERLY REPORT - PAGE 43

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are subject to routine litigation incidental to our business, including that which is described in our latest annual report on Form 10-K for the fiscal year ended December 31, 2017. We do not believe that the outcome of such litigation will have a material adverse effect on our business or financial condition.

ITEM 1A.	RISK FACTORS

There have been no material changes to the factors disclosed in Item 1A. Risk Factors in our annual report on Form 10-K for the fiscal year ended December 31, 2017, other than the addition of the risk factors in item (i), (ii), (iii) and (iv) below and the update in item (v) below:

(i)	Our proposed acquisition (the “Acquisition”) of DMI may result in additional risks and uncertainties in our business.

In order to grow our business, in October 2018, we entered into a share purchase agreement (the “Purchase Agreement”) to acquire all of the issued and outstanding shares of DMI for a purchase price of $359.2 million, which includes minimum working capital of $85.7 million and is subject to certain customary closing conditions. We currently expect the Acquisition to complete in the fourth quarter of 2018.

Although we performed diligence on DMI, in light of the circumstances of the Acquisition, an unavoidable level of risk remains regarding the actual condition of such business. We may not have ascertained the value or understood or identified all of the amount of the potential liabilities of DMI and its operations until we assume operating control of the assets and operations of DMI. Any such unascertained liabilities could individually or in the aggregate be material and materially adversely affect our operating results.

Furthermore, the costs of integrating acquired businesses (including potential restructuring charges associated with acquisitions, as well as other acquisition costs, such as financing and professional fees) could significantly impact our operating results. Acquisitions also frequently result in recording of goodwill and other intangible assets, which are subject to potential impairments in the future that could have a material adverse effect on our operating results.

(ii)	Any failure to successfully integrate DMI with our business may adversely affect our results of operations.

Our future performance will depend in part on whether we can integrate DMI with our operations in an effective and efficient manner. The acquisition of DMI is larger than the other acquisitions we have made. Integrating DMI with our operations will be a complex, time consuming and potentially expensive process and will be subject to various risks including:

●	diversion of management’s attention from our ongoing business;

FORM 10-Q

QUARTERLY REPORT - PAGE 44

●	difficulty integrating the operations, including financial and accounting functions, sales and marketing procedures, technology and other corporate administrative functions of the combined operations;

●	increased operating costs;

●	exposure to substantial unanticipated liabilities;

●	difficulty in realizing projected synergies, efficiencies and cost savings;

●	difficulty maintaining relationships with present and potential customers, distributors and suppliers of DMI due to uncertainties regarding service, production quality and prices; and

●	problems retaining key employees of DMI.

While we believe that there are a number of opportunities to reduce operating costs, increase production and improve the financial results of DMI, we cannot fully evaluate the feasibility of our plans until we control DMI. We may not be able to achieve our planned synergies or effect operating improvements, cost reductions, capacity increases or improved price realizations in our expected time periods, if at all. In addition, some of the improvements that we hope to achieve depend upon capital expenditure projects that we plan to implement at the DMI mills. Such capital projects may not be completed in our expected time periods, if at all, may not achieve the results that we have estimated or may have a cost substantially in excess of our planned amounts.

All of the pulp produced by the DMI mills is currently sold by a third party agent which is a shareholder of DMI. We intend to take over a majority of its sales functions directly over time. Our internal sales staff and third party agents may not be able to sell such pulp production on terms as favorable as those achieved by the existing agent.

We expect to incur material costs in connection with the Acquisition, including the necessary financing therefor, related transactions and integration costs. In connection with the Acquisition, we have arranged committed debt financing of up to $350 million. Such financing, including any replacement therefor, will materially increase both our level of indebtedness and interest expense.

The actual costs we incur may substantially exceed our estimates and unanticipated expenses associated with such integration may arise. Furthermore, we may not be aware of all of the risks associated with the Acquisition and we may not have identified adverse information concerning the businesses we are acquiring. If the benefits of the Acquisition do not exceed all such costs, our financial results will be materially adversely affected.

We cannot guarantee that we will successfully integrate DMI with our operations. If we are unable to address any of these risks, our results of operations and financial condition could be materially adversely affected and the operations of DMI may not achieve the results or otherwise perform as expected.

FORM 10-Q

QUARTERLY REPORT - PAGE 45

(iii)	The operations of DMI are subject to their own risks, which we may not be able to manage successfully.

The financial results of DMI are subject to many of the same factors that affect our financial condition and results of operations, including the cyclical nature of the pulp business, exposure to interest rate and currency exchange rate fluctuations, exposure to liability for environmental damage, the competitive nature of our markets and regulatory, legislative and judicial developments. The financial results of DMI could be materially adversely affected as a result of any of these or other related factors, which could have a material adverse effect on our results of operations and financial condition on a consolidated basis.

(iv)

Political uncertainty, the rise of populist political parties and an increase in trade protectionism could have a material adverse effect on global macro-economic activities and trade and adversely affect our business, results of operations and financial condition.

The current rise of populist political parties, economic nationalist sentiments and trade protectionism has led to increasing political uncertainty and unpredictability throughout the world. In 2016, the United Kingdom held a referendum at which the electorate voted to leave the Council of the European Union (the “EU”). It is unclear whether any other EU member states will hold such referendums, but such referendums could result in one or more other countries leaving the EU or in major reforms being made to the EU. The current U.S. presidential administration has imposed tariffs on various goods from various countries, including China and announced intentions to impose further more significant tariffs. These potential developments, market perceptions concerning these and related issues and the attendant regulatory uncertainty regarding, for example, the posture of governments with respect to international trade, could have a material adverse effect on global trade and economic growth which, in turn can adversely affect our business, results of operation and financial condition.

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

(v)	We rely on government grants and participate in German statutory energy programs.

Our German mills, including our pulp mills, sell surplus green energy at fixed prices or “tariffs” pursuant to the Renewable Energy Act.

FORM 10-Q

QUARTERLY REPORT - PAGE 46

In 2014, in response to an investigation by the European Commission into whether portions of the Renewable Energy Act constituted unpermitted state aid, the German government amended the same, which amendments permitted our German mills to continue to sell green energy into the market at stipulated prices or “tariffs” and were exempted, as “existing installations”, from certain surcharges on the consumption of energy that they generate, or “auto-generation”.

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

QUARTERLY REPORT - PAGE 47

ITEM 6.	EXHIBITS

Exhibit No.	Description

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1*	Section 906 Certification of Chief Executive Officer

32.2*	Section 906 Certification of Chief Financial Officer

101

The following financial statements from the Company’s Form 10-Q for the fiscal period ended September 30, 2018, formatted in XBRL: (i) Interim Consolidated Statements of Operations; (ii) Interim Consolidated Statements of Comprehensive Income; (iii) Interim Consolidated Balance Sheets; (iv) Interim Consolidated Statements of Cash Flows; and (v) Notes to Interim Consolidated Financial Statements.

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

QUARTERLY REPORT - PAGE 48

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERCER INTERNATIONAL INC.

By:	/s/ David M. Gandossi
David M. Gandossi
Chief Executive Officer and President

Date: October 25, 2018

FORM 10-Q

QUARTERLY REPORT - PAGE 49