Form 10-K
period 2018-12-31
MERCER INTERNATIONAL INC.
filed 2019-02-14
CIK 1333274

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

                                                     ☒        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

OR

                                                     ☐        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission File No.: 000-51826

MERCER INTERNATIONAL INC.

(Exact name of Registrant as specified in its charter)

Washington	47-0956945
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Suite 1120, 700 West Pender Street, Vancouver, British Columbia, Canada (Address of Principal Executive Office)	V6C 1G8 (Zip Code)

Registrant’s telephone number including area code: (604) 684-1099

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $1.00 per share	NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☒  No  ☐

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐  Yes  ☒  No

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the Registrant’s voting and non-voting common equity held by non-affiliates of the Registrant as of June 30, 2018, the last business day of the Registrant’s most recently completed second fiscal quarter, based on the closing price of the voting stock on the NASDAQ Global Select Market on such date, was approximately $1,072.5 million.

As of February 13, 2019, the Registrant had 65,201,661 shares of common stock, $1.00 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information that will be contained in the definitive proxy statement for the Registrant’s annual meeting to be held in 2019 is incorporated by reference into Part III of this Form 10-K.

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

	Year Ended December 31,
	2018	2017	2016	2015	2014
	($/€)

End of period	1.1456	1.2022	1.0552	1.0859	1.2101
High for period	1.1281	1.0416	1.0375	1.0524	1.2101
Low for period	1.2488	1.2041	1.1516	1.2015	1.3927
Average for period	1.1817	1.1301	1.1072	1.1096	1.3297

	($/C$)

End of period	0.7329	0.7989	0.7448	0.7226	0.8620
High for period	0.7326	0.7275	0.6853	0.7148	0.8588
Low for period	0.8143	0.8243	0.7972	0.8529	0.9423
Average for period	0.7722	0.7710	0.7558	0.7830	0.9060

On February 11, 2019, the most recent weekly publication of the daily Noon Buying Rate before the filing of this annual report on Form 10-K reported that the Noon Buying Rate as of February 8, 2019 for the conversion of dollars to euros and Canadian dollars was $1.1326 per euro and $0.7532 per Canadian dollar.

(2)

PART I

ITEM 1.	BUSINESS

In this document, please note the following:

•

references to “we”, “our”, “us”, the “Company” or “Mercer” mean Mercer International Inc. and its subsidiaries, unless the context clearly suggests otherwise, and references to “Mercer Inc.” mean Mercer International Inc. excluding its subsidiaries;

•	references to “$” or “dollars” shall mean U.S. dollars, which is our reporting currency, unless otherwise stated; “€” refers to euros; and “C$” refers to Canadian dollars;

•	references to “NBHK” mean northern bleached hardwood kraft;

•	references to “NBSK” mean northern bleached softwood kraft;

•	references to “ADMTs” mean air-dried metric tonnes;

•	references to “MW” mean megawatts and “MWh” mean megawatt hours;

•	references to “Mfbm” mean thousand board feet of lumber;

•	references to “MMfbm” mean million board feet of lumber;

•	our lumber metrics are converted from cubic meters to Mfbm using a conversion ratio of 1.6 cubic meters of lumber equaling one Mfbm, which is the ratio commonly used in the industry; and

•	references to “net income (loss)” mean net income (loss) attributable to common shareholders.

Due to rounding, numbers presented throughout this report may not add up precisely to totals we provide and percentages may not precisely reflect the absolute figures.

Mercer

General

Mercer Inc. is a corporation organized under the laws of the State of Washington whose common stock is quoted and listed for trading on the NASDAQ Global Select Market (MERC).

We have two reporting operating segments, being Pulp and Wood Products.

We are one of the world’s largest producers of “market” NBSK pulp, which is pulp that is sold on the open market. Our size provides us increased presence, better industry information in our markets and close customer relationships with many large pulp consumers. Until December 10, 2018, we operated two modern and highly efficient NBSK mills in Eastern Germany and one NBSK mill in Western Canada.

On December 10, 2018, we acquired all of the shares of Mercer Peace River Pulp Ltd. (formerly Daishowa-Marubeni International Ltd.), referred to as “MPR”. MPR owns 100% of a bleached kraft pulp mill near Peace River, Alberta and has a 50% joint venture interest in the Cariboo Pulp & Paper Company, referred to as “CPP”, which owns the Cariboo NBSK mill in Quesnel, British Columbia.

(3)

We are the sole NBSK producer, and the only significant market pulp producer in Germany, which is the largest pulp import market in Europe. We are able to supply the growing pulp demand in China both through our Canadian mills’ ready access to the Port of Vancouver and through our Stendal mill’s existing logistics arrangements. In addition, as a result of the significant investments made in cogeneration equipment, all of our mills generate and sell a significant amount of surplus “green” energy. We also produce and sell tall oil, a by-product of our production process, which is used as both a chemical additive and as a green energy source.

We entered the Wood Products segment in April 2017 when we acquired substantially all of the assets of the Friesau mill, one of Germany’s largest sawmills.

As at December 31, 2018 and after giving effect to the acquisition of MPR, we have consolidated annual production capacity of approximately 2.2 million ADMTs of kraft pulp, 550 million board feet of lumber and approximately 411.5 MW of electricity. Of our pulp capacity, approximately 1.9 million ADMTs or 86% is NBSK and the balance is NBHK.

Key operating details for each of our mills are as follows:

•

Rosenthal mill. Our Rosenthal mill is a modern, efficient ISO 9001, 14001 and 50001 certified NBSK pulp mill that has an annual production capacity of approximately 360,000 ADMTs and 57 MW of electrical generation. The Rosenthal mill generated and exported 157,977 MWh of electricity in 2018, resulting in approximately $17.1 million in revenues. The Rosenthal mill is located in the town of Rosenthal am Rennsteig, Germany, approximately 300 kilometers south of Berlin.

•

Stendal mill. Our Stendal mill is a state-of-the-art, single line, ISO 9001, 14001 and 50001 certified NBSK pulp mill that has an annual production capacity of approximately 660,000 ADMTs and 148 MW of electrical generation. The Stendal mill generated and exported 338,426 MWh of electricity in 2018, resulting in approximately $36.1 million in revenues. The Stendal mill is located near the town of Stendal, Germany, approximately 130 kilometers west of Berlin.

•

Celgar mill. Our Celgar mill is a modern, efficient ISO 9001 and 14001 certified NBSK pulp mill that has an annual production capacity of approximately 520,000 ADMTs and 100 MW of electrical generation. The Celgar mill generated and exported 115,463 MWh of electricity in 2018, resulting in approximately $9.9 million in revenues. The Celgar mill is located near the city of Castlegar, British Columbia, Canada, approximately 600 kilometers east of Vancouver.

•

Peace River mill. Our Peace River mill is a modern ISO 14001 certified “swing” mill that produces both NBSK and NBHK pulp and has an annual production capacity of approximately 475,000 ADMTs and 65 MW of electrical generation. The Peace River mill generated and exported 3,316 MWh of electricity in 2018. The Peace River mill is located near the town of Peace River, Alberta, approximately 490 kilometers north of Edmonton. Through our Peace River mill, we have a 50% proportionate share of the annual production capacity of the Cariboo mill, which is approximately 170,000 ADMTs and 28.5 MW of electrical generation. The Cariboo mill is located in Quesnel, British Columbia, approximately 660 kilometers north of Vancouver. MPR also holds two 20-year renewable governmental forest management agreements and three deciduous timber allocations in Alberta with an aggregate allowable annual cut of approximately 2.4 million cubic meters of hardwood.

•	Friesau mill. Our Friesau mill is one of Germany’s largest sawmills with an annual production capacity of approximately 550 million board feet of lumber and 13 MW of

(4)

electrical generation from a modern biomass fueled cogeneration power plant built in 2009. The Friesau mill generated and exported 86,325 MWh of electricity in 2018, resulting in approximately $10.8 million in revenues. The Friesau mill is located approximately 16 kilometers west of our Rosenthal mill and has historically been one of the Rosenthal mill’s largest fiber suppliers.

We currently employ approximately 2,210 people and have our headquarters in Vancouver, Canada.

Pulp Segment

Our pulp mills are some of the newest and most modern pulp mills in Europe and North America. We believe the relative age, production capacity and electrical generation capacity of our mills provide us with certain manufacturing cost and other advantages over many of our competitors. We believe our competitors’ older mills do not have the equipment or capacity to produce or sell surplus power or chemicals in a meaningful amount. In addition, since our mills are relatively new, they benefit from lower maintenance capital requirements and higher efficiency relative to many of our competitors’ mills.

The following table sets out our pulp production and pulp revenues for the periods indicated:

	Year Ended December 31,
	2018(1)	2017	2016
Pulp production (‘000 ADMTs)	1,472.6	1,507.0	1,428.4
Pulp sales (‘000 ADMTs)	1,440.9	1,515.1	1,428.7
Pulp revenues (in thousands)	$1,190,588	$979,645	$847,328

(1)	Includes results of MPR since December 10, 2018.

Our modern pulp mills generate electricity, which is surplus to their operating requirements, providing our mills with a stable revenue source unrelated to pulp prices. Additionally, our German pulp mills generate tall oil from black liquor, which is sold to third parties for use in numerous applications including bio-fuels. Since our energy and chemical production are by-products of our pulp production process, there are minimal incremental costs and our surplus energy and chemical sales are highly profitable. All of our mills generate and sell surplus energy to regional utilities or the regional electrical market. Our German mills benefit from special tariffs under Germany’s Renewable Energy Sources Act, referred to as the “Renewable Energy Act”, which provides for premium pricing on green energy. Our recently acquired Peace River mill sells surplus energy to its regional electrical market. Each of our Celgar mill and the Cariboo mill is party to a fixed electricity purchase agreement with the regional public utility provider for the sale of surplus power through 2020 and 2022, respectively, and, in the case of the Cariboo mill, renewable at the option of the joint venture for an additional ten-year term.

The following table sets out the amount of surplus energy we produced and sold and revenues from the sale of such surplus energy and chemicals in our pulp segment for the periods indicated:

	Year Ended December 31,
	2018(1)		2017		2016
	(MWh)	($)	(MWh)	($)	(MWh)	($)
		(in thousands)		(in thousands)		(in thousands)
Surplus electricity	615,182	63,189	822,120	77,867	785,845	71,539
Chemicals		14,427		14,203		12,756

Total		77,616		92,070		84,295

(1)	Includes results of MPR since December 10, 2018, but does not include our interest in CPP, which is accounted for using the equity method.

(5)

Our strategic pulp mill locations position us well to serve customers in Europe, Asia and North America. We primarily work directly with customers to capitalize on our geographic diversity, coordinate sales and enhance customer relationships. We believe our ability to deliver high-quality pulp on a timely basis and our customer service make us a preferred supplier for many customers.

Wood Products Segment

We manufacture, sell and distribute lumber, electricity and other wood residuals at the Friesau mill which produces lumber for European, U.S. and other lumber export markets.

The Friesau mill also expanded our biomass energy profile and provides synergies relating to the sharing of wood and biomass fuel resources and the optimization of staffing and services with our Rosenthal mill.

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

The following table sets out our lumber production and revenues from April 12, 2017, being the date we acquired the Friesau mill, to December 31, 2017 and the year ended December 31, 2018:

	December 31,
	2018	2017
Lumber production (MMfbm)	398.7	281.3
Lumber sales (MMfbm)	412.9	213.5
Lumber revenues (in thousands)	$168,663	$82,176

The Friesau mill generates electricity for minimal incremental costs, all of which is sold, providing a stable revenue source unrelated to lumber prices. The Friesau mill’s modern biomass fueled cogeneration power plant has an annual production capacity of approximately 13 MW of electricity. The plant sells electricity pursuant to a long-term fixed price green power tariff that runs to 2029.

The following table sets out the amount of surplus energy we produced and sold and revenues from the sale of surplus energy by our Friesau mill for the periods indicated.

	Year Ended December 31,
	2018		2017
	(MWh)	($)	(MWh)	($)
		(in thousands)		(in thousands)
Surplus electricity	86,325	10,831	73,698	8,872

(6)

Corporate Structure, History and Development of Business

The following simplified chart sets out our principal operating subsidiaries, their jurisdictions of organization, their principal activities and their annual pulp or lumber production and electrical generation capacity:

MERCER INTERNATIONAL INC. Washington, U.S.A. 100% 100% 100% 100% 100% 100% Zellstoff-und Papierfabrik Rosenthal GmbH Pulp production and sales Germany 360,000 ADMTs 57 MW Zellstoff Stendal GmbH Pulp production and sales Germany 660,000 ADMTs 148 MW Zellstoff Celgar Limited Partnership Pulp production and sales British Columbia, Canada 520,000 ADMTs 100 MW Mercer Timber Products GmbH Lumber production and sales Germany 550 MMfbm 13 MW Mercer Holz GmbH Wood procurement and logistics Germany Mercer Peace River Pulp Ltd.(1) Pulp production and sales British Columbia, Canada 645,000 ADMTs 93.5 MW

(1)	Acquired December 10, 2018, includes 170,000 ADMTs and 28.5 MW based on MPR’s 50% joint venture interest in CPP.

We entered into the pulp business in 1994 when we acquired our Rosenthal mill. In 1999, we completed a major capital project to convert it to the production of kraft pulp. Subsequent capital investments and efficiency improvements reduced emissions and energy costs, increased the mill’s annual production capacity and enabled the production of tall oil.

In September 2004, we completed construction of the Stendal mill at a cost of approximately $1.1 billion, which was financed through a combination of government grants, long-term project debt and equity. Subsequent capital investments and efficiency improvements have increased the mill’s annual production capacity and its generation of green energy. We initially had a 63.6% interest in Stendal which increased over time through acquisitions and/or further investments until September 2014, when we acquired all of the economic interest in Stendal.

We expanded our pulp operations into Western Canada in February 2005 when we acquired the Celgar mill for $210.0 million plus defined working capital. Since its acquisition, we have effected several capital projects and other initiatives at the Celgar mill to increase its annual production capacity and its generation of green energy.

In April 2017, we entered into the wood products segment when we acquired the Friesau mill for $61.6 million in cash.

In October 2018, we acquired the Santanol Group, which operates Indian sandalwood plantations and an oil extractives plant in Australia, for $35.7 million in cash.

In December 2018, we significantly expanded our pulp business when we acquired MPR for approximately $344.6 million in cash.

(7)

Corporate Strategy

Our corporate strategy is to expand our asset and earnings base through organic growth and acquisitions, primarily in Europe and North America. We pursue organic growth through active management and targeted capital expenditures to generate a high return by improving efficiency, reducing costs and increasing production of pulp, lumber, energy and by-products such as chemicals. We are also leveraging our fiber and process expertise to develop innovative new products based on other derivatives of the kraft pulping process and wood processing. We seek to acquire interests in companies and assets primarily in the forest products business and related wood extractive businesses where we can leverage our experience and expertise in adding value through a focused management approach. Key elements of our strategy include:

•

Focus on Premium Grade Market Pulp. Our principal product is market NBSK pulp, which is a premium grade kraft pulp and generally obtains the highest price relative to other kraft pulps. Although demand is cyclical, between 2009 and 2018 overall worldwide demand for bleached softwood kraft market pulp grew at an average of approximately 2% per annum. We focus on customers that produce tissue, specialty papers and high-quality printing and writing paper grades. We believe the growth in demand from tissue and specialty paper customers, which utilize a significant proportion of NBSK pulp, has more than offset the secular decline in demand from printing and writing paper customers. This allows us to benefit from our long-term relationships with tissue and specialty paper manufacturers in Europe and participate in higher growth markets in emerging countries such as China where there has been strong growth in tissue demand. Since the acquisition of MPR, we also produce NBHK pulp, which we believe is now undergoing similar market dynamics as NBSK pulp.

•

Increasing Stable Revenues from Renewable Energy and Chemical Sales and Leveraging our Fiber and Process Expertise to Expand Growth. We focus on enhancing our generation and sales of surplus renewable energy and chemicals and, because there are minimal associated incremental costs, such sales are highly profitable. The acquisition of the Friesau mill has allowed us to expand into the German lumber market and grow our biomass energy profile. Sales of surplus renewable energy and chemicals provide us with a stable income source unrelated to cyclical changes in pulp and lumber prices. Additionally, we seek to capitalize on our fiber and process expertise to expand our commercialization and sales of new products and into new growth areas.

•

Targeted Capital Expenditures to Enhance Production Capacity and Efficiency. We currently operate four large modern pulp mills and the Friesau mill. These provide us with a platform to be an efficient and competitive producer of high-quality kraft pulp and lumber without the need for significant sustaining capital. We seek to make targeted capital expenditures to increase production and operational efficiency, reduce costs and increase electricity and chemical sales. Between 2014 and 2018, we invested approximately $183 million (including $7.6 million in associated government grants) in growth capital expenditures for capacity expansions, operational efficiencies and renewable energy and chemical production.

•

Achieving Operational Excellence. Operating our mills reliably and at a competitive cost is important for our financial performance. In addition to capital expenditures, we continuously strive to develop maintenance systems and procedures that will improve the throughput of our products by increasing the reliability of our manufacturing processes.

(8)

We also seek to reduce operating costs by better managing certain operating activities such as fiber procurement, sales, marketing and logistics activities. We believe that our continued focus on operational excellence should allow us to achieve improved profitability and cash flows.

•

Strategic Opportunities. We believe there will be continuing change and consolidation in the forest products business, including pulp, lumber and related wood plantations and harvesting, processing and extractive businesses as industry participants continually seek to lower costs, refocus their product lines and react to ever changing global market conditions. We take an opportunistic approach to potential investments or acquisitions that can grow our business and expand our earnings.

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

We primarily produce and sell NBSK pulp, which is a bleached kraft pulp manufactured using northern softwood and is considered a premium grade because of its strength. It generally obtains the highest price relative to other kraft pulps.

Prior to our recent acquisition of the Peace River mill, NBSK pulp was the sole pulp product of our mills. The Peace River mill is a “swing mill” as it produces both NBSK and NBHK pulp. Generally, approximately 37% of the Peace River mill’s production is NBSK and 63% is NBHK. The mill expands our product offering and its swing capabilities allow us to adjust our production mix to respond to market developments and take advantage of pricing differentials between NBSK and NBHK.

Most paper users of market kraft pulp use a mix of softwood and hardwood grades to optimize production and product qualities. In 2018, market kraft pulp consumption was approximately 56% hardwood bleached kraft and 41% softwood bleached kraft, with the remainder comprised of unbleached pulp. Over the last several years, production of hardwood pulp, based on fast growing plantation fiber primarily from Asia and South America, has increased much more rapidly than that of softwood grades, based on fiber that has longer growth cycles. Hardwood kraft generally has a cost advantage over softwood kraft as a result of lower fiber costs, higher wood yields and, for newer hardwood mills, economies of scale. As a result of this growth in supply and lower costs, kraft pulp customers have substituted some of the pulp content in their products to hardwood pulp.

(9)

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

Markets

We believe that over 140 million ADMTs of chemical pulp are converted annually into tissues, printing and writing papers, carton boards and other specialty grades of paper and paperboard around the world. We also believe that approximately 45% of this pulp is sold on the open market as market pulp, while the remainder is produced for internal purposes by integrated paper and paperboard manufacturers.

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

Between 2009 and 2018, worldwide demand for chemical market pulp grew at an average rate of approximately 2% annually, with worldwide demand for bleached softwood kraft market pulp having grown at an average of approximately 2% per annum.

(10)

The following chart illustrates the global demand for chemical market pulp for the periods indicated:

Estimated Global Chemical Market Pulp Demand

Over the last several years, macro-economic trends affecting worldwide NBSK pulp demand include:

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

Over the last ten years, demand for chemical softwood market pulp has grown in the emerging markets of Asia, particularly China and Eastern Europe. In China, imports of chemical softwood market pulp grew by approximately 6% per annum between 2009 and 2018. We believe the emerging markets now account for approximately 55% of total world demand for bleached softwood kraft market pulp and China itself now accounts for approximately 32% of global bleached softwood kraft market pulp demand compared to approximately 23% in 2009. Western Europe currently accounts for approximately 24% of global bleached softwood kraft market pulp demand compared to approximately 30% in 2009.

(11)

The following chart sets forth industry-wide bleached softwood kraft deliveries to China for the periods indicated:

12 Month Rolling Bleached Softwood Kraft Pulp Deliveries to China

Growth in NBSK pulp demand in China and other emerging markets has been primarily driven by increased demand from tissue and specialty paper producers, as a result of economic growth and rising income levels and living standards in such markets. These factors generally contribute to a greater demand for personal hygiene products in such regions. In China alone, tissue production capacity has increased by approximately 5.6 million ADMTs over the last five years.

This has also led to an overall shift in demand for NBSK pulp, as demand from tissue producers has increased, while demand from printing and writing end uses has decreased.

The following chart compares worldwide NBSK pulp demand by end use in each of 2003 and 2017 (the latest year for which figures are currently available):

NBSK Pulp Demand by End Use

We believe 2018 NBSK demand by end use was generally consistent with the trend in the chart above.

(12)

A measure of demand for kraft pulp is the ratio obtained by dividing the worldwide demand of kraft pulp by the worldwide capacity for the production of kraft pulp, or the “demand/capacity ratio”. An increase in this ratio generally occurs when there is an increase in global and regional levels of economic activity. An increase in this ratio also generally indicates greater demand as consumption increases, which often results in rising kraft pulp prices and a reduction of inventories by producers and buyers. As prices continue to rise, producers continue to run at higher operating rates. However, an adverse change in global and regional levels of economic activity generally negatively affects demand for kraft pulp, often leading buyers to reduce their purchases and rely on existing pulp inventories. As a result, producers run at lower operating rates by taking downtime to limit the build-up of their own inventories. The demand/capacity ratio for bleached softwood kraft pulp was approximately 89%, 93% and 92% in 2018, 2017 and 2016, respectively.

Between 2013 and 2018, we believe approximately 0.5 million ADMTs of pulp capacity was idled or shut down through mill closures or curtailments. Further, in efforts to improve environmental and safety standards, China closed “old” mills and removed about 15.6 million ADMTs.

In 2018, chemical pulp capacity increased by approximately 0.9 million ADMTs, consisting entirely of softwood kraft pulp. Currently, we are not aware of any material announced capacity increases of NBSK or NBHK pulp in 2019. However, we cannot predict whether new capacity will be announced or may come online in the future. As pulp prices are highly cyclical, there can be no assurance that pulp prices will not decline in the future as a result of increases to the supply of kraft pulp. While not a direct competitor to NBSK pulp, if any future increases of NBHK supply are not absorbed by demand growth, such supply could put downward pressure on NBSK pulp prices. However, we believe customers’ ability to further substitute lower priced bleached hardwood kraft pulp for NBSK pulp is limited by the strength characteristic of NBSK pulp which is required by large modern paper machines to run lower basis-weight paper products efficiently.

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

(13)

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

As Northern Europe has historically been the world’s largest market and NBSK pulp is the premium grade, the European market NBSK price is generally used as a benchmark price by the industry. The average European list prices for NBSK pulp since 2009 have fluctuated between a low of approximately $575 per ADMT in 2009 and a high of $1,230 per ADMT in 2018.

The following chart sets out the changes in list prices for NBSK pulp in Europe, as stated in dollars, Canadian dollars and euros for the periods indicated:

NBSK Pulp Price History (European Delivery)

The following table sets out list prices for NBSK pulp in the regions indicated at the dates indicated:

	December 31,
	2018	2017	2016
	($/ADMT)
Europe	1,185	1,030	810
China	725	890	605
North America	1,430	1,205	990

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

(14)

The following chart sets forth changes in FOEX PIX Pulp Index prices for NBSK pulp in Europe and global bleached softwood kraft inventory levels between 2005 and 2018:

Pulp Price and Global Inventory History

Seasonality

We are exposed to fluctuations in quarterly sales volumes and expenses due to seasonal factors. These factors are common in the kraft pulp industry. We generally have weaker pulp demand in Europe during the summer holiday months and in China in the period relating to its lunar new year. We typically have a seasonal build-up in raw material inventories in the early winter months as our mills build up their fiber supply for the winter when there is reduced availability.

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

(15)

Pulp Production

Our pulp production capacity and actual production by mill for the periods indicated is set out below:

	Annual Production Capacity(1)	Year Ended December 31,
		2018(2)	2017	2016
Pulp Production by Mill:		(ADMTs)
Rosenthal	360,000	351,566	361,309	353,486
Stendal	660,000	636,863	679,152	648,581
Celgar	520,000	442,620	466,558	426,317
Peace River	475,000	30,438
Cariboo(3)	170,000	11,103

Total pulp production	2,185,000	1,472,590	1,507,019	1,428,384

(1)	Capacity is the rated capacity of the plants for the year ended December 31, 2018.
(2)	Includes results from December 10, 2018 of MPR and MPR’s 50% joint venture interest in CPP.
(3)	MPR’s 50% joint venture interest in CPP.

Softwood kraft pulp is valued for its reinforcing role in mechanical printing papers and is sought after by producers of paper for the publishing industry, primarily for magazines and advertising materials. Softwood kraft pulp is also an important ingredient for tissue manufacturing, and tissue demand tends to increase with living standards in developing countries. NBHK provides bulk and opacity for customers.

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

The Peace River mill produces NBHK, NBSK and a small amount of “transitional” pulp, a lower grade pulp that is produced during the period when the mill transitions between NBSK and NBHK pulp.

Generation and Sales of Green Energy and Chemicals at Our Mills

Our pulp mills are large scale bio-refineries that, in addition to pulp, also produce surplus “carbon neutral” or green energy. As part of the pulp production process our mills generate green energy using carbon neutral bio-fuels such as black liquor and wood waste. Through the incineration of bio-fuels in the

(16)

recovery and power boilers, our mills produce sufficient steam to cover all of our steam requirements and allow us to produce surplus electricity which we sell to third-party utilities and, in the case of the Peace River mill, into the regional electricity market. As a result, we have benefited from green energy legislation, incentives and commercialization that have developed over the last decade in Europe and Canada. In addition, in recent years we have applied considerable resources to increasing our capacity to produce and sell chemicals, primarily tall oil for use in numerous applications including bio-fuels.

Our Friesau mill also generates and sells green energy produced from its biomass cogeneration power plant.

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

The following table sets out our electricity generation and surplus electricity sales for the five years ended December 31, 2018:

Electricity Generation and Exports

1.5 million tonnes Pulp Production & 398.7 MMfbm Lumber Production 1.5 million tonnes Pulp Production & 281.3 MMfbm Lumber Production 1.4 million tonnes Pulp Production 1.5 million tonnes Pulp Production 1.5 million tonnes Pulp Production

(1)	Includes results of MPR from December 10, 2018. Does not include electrical generation and exports of our 50% joint venture interest in CPP, which is accounted for using the equity method.

(17)

The following chart sets forth our consolidated revenues from electricity and chemical sales for the five years ended December 31, 2018:

Energy and Chemical Revenue

(1)	Includes results of MPR from December 10, 2018. Does not include energy revenues of our 50% joint venture interest in CPP, which is accounted for using the equity method.

German Pulp Mills and Friesau Mill

Our German pulp mills and the Friesau mill participate in a program established pursuant to the Renewable Energy Act, which requires that public electric utilities give priority to electricity produced from renewable energy sources by independent power producers and pay a fixed tariff for such electricity for a period of 20 years. Currently we expect such tariff to expire on December 31, 2020 for our Rosenthal mill, December 31, 2024 for our Stendal mill and in 2029 for the Friesau mill. Recent amendments to the Renewable Energy Act will extend the initial terms for our pulp mills for a further 10-year period, based upon the price received in the last year prior to renewal, regressing at a rate of 8% per annum. Such amendments are subject to compliance with European Union, referred to as the “EU”, state aid rules. While we expect them to be effective, we can provide no assurance that the current proposed amendments will be implemented or when.

In 2018, energy sales for our German pulp mills and the Friesau mill were $64.0 million or 582,728 MWh.

In 2018, our Rosenthal and Stendal mills generated $14.4 million from the sale of tall oil, a by-product of our production process, and other chemicals.

Canadian Pulp Mills

The Celgar mill has an electricity sales agreement with the British Columbia Hydro and Power Authority, referred to as “B.C. Hydro”, for the sale of power generated, pursuant to which the mill agreed to supply a minimum of approximately 238,000 MWh of surplus electrical energy annually to the utility over a ten-year term. The agreement expires in 2020.

(18)

In 2018, our Celgar mill sold approximately 115,463 MWh of renewable electricity for proceeds of approximately $9.9 million.

The Peace River mill has an annual production capacity of approximately 65 MW of electrical generation. The mill’s surplus electricity is sold into the Alberta market.

The Cariboo mill has two generators, only one of which is used for pulp production. The other generator produces and sells electricity to B.C. Hydro at a fixed rate pursuant to a long-term electricity purchase agreement that runs until December 2022 and may be extended for an additional ten-year term at the option of the joint venture.

Cash Production Costs

The following table sets forth our consolidated cash production costs and cash production costs per ADMT for our pulp segment, and a reconciliation of such amounts to cost of sales, excluding depreciation and amortization, as presented in our consolidated financial statements, for the periods indicated:

	Year Ended December 31,
	2018(1)		2017			2016
	(in thousands)	(per ADMT)(2)	(in thousands)		(per ADMT)(2)	(in thousands)		(per ADMT)(2)
Fiber	$452,878	$307	$399,013		$265	$376,839		$264
Labor	89,740	61	80,650	(3)	54	73,486	(3)	51
Chemicals	89,395	61	80,541		53	72,188		51
Energy	38,579	26	29,609		20	28,396		20
Other	127,706	87	116,997		78	77,093		54

Pulp segment cash production costs(4)	798,298	$542	706,810		$469	628,002		$440

Pulp segment other direct costs(5)	68,730		78,218			71,356

Pulp segment cost of sales, excluding depreciation and amortization	867,028		785,028			699,358
Wood products segment and corporate and other cost of sales, excluding depreciation and amortization	183,610		93,130			1,136
Intercompany eliminations	(18,537)		(12,139)			-

Cost of sales, excluding depreciation and amortization	$1,032,101		$866,019			$700,494

(1)	Includes MPR from December 10, 2018.
(2)	Cash production costs per ADMT are cash production costs divided by pulp production for the year.
(3)

Adjusted as a result of our adoption of Accounting Standards Update 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Post-Retirement Benefit Cost, in the current year. See Note 1 to our Consolidated Financial Statements.

(4)	Cash production costs exclude depreciation and amortization.
(5)	Other direct costs primarily consist of freight and the net change in finished goods inventory.

Production Costs

Our major costs of pulp production are fiber, labor, chemicals and energy. Fiber, comprised of wood chips and pulp logs, is our most significant operating expense for our pulp segment, representing about 57% of our pulp cash production costs in 2018.

Further, fiber, in the form of sawlogs, represents about 80% of lumber cash production costs.

(19)

Given the significance of fiber to our total operating expenses and our limited ability to control its cost compared with our other operating costs, volatility in fiber costs can materially affect our margins and results of operations.

Fiber

Our mills are situated in regions which generally provide a relatively stable supply of fiber. The fiber consumed by our pulp mills consists of wood chips produced by sawmills as a by-product of the sawmilling process and pulp logs. Wood chips are small pieces of wood used to make pulp and are either wood residuals from the sawmilling process or pulp logs chipped especially for this purpose. Pulp logs consist of lower quality logs not used in the production of lumber. The Friesau mill consumes sawlogs and waste wood, which are cyclical in both price and supply.

Generally, the cost of wood chips, pulp logs and sawlogs is primarily affected by the supply and demand for lumber. Additionally, regional factors such as harvesting levels and weather conditions can also have a material effect on the supply, demand and price for fiber.

In Germany, the price and supply of wood chips has been affected by increasing demand from alternative or renewable energy producers and government initiatives for carbon neutral energy. Declining energy prices, weaker economies or periodically warm winters tempered the demand for wood chips resulting from initiatives by European governments to promote the use of wood as a carbon neutral energy. There can be no assurance that such non-traditional demand for fiber will remain strong in the long-term.

During the past few years, certain customers have endeavored to purchase pulp that is produced using fiber that meets certain recognized wood certification requirements from forest certification agencies like the Forest Stewardship Council (FSC), the Programme for the Endorsement of Forest Certification (PEFC), the Sustainable Forestry Initiative (SFI) and the Canadian Standards Association (CSA). If the fiber we purchase does not meet certain wood certifications required by customers, it may make it more difficult or prevent us from selling our pulp to such customers. The chain of custody wood certification process is a voluntary process which allows a company to demonstrate that they use forest resources in accordance with strict principles and standards in the areas of sustainable forest management practices and environmental management. In an effort to procure wood only from sustainably managed sources, we employ an FSC Chain of Custody protocol for controlled wood and PEFC certification, which requires tracking of fiber origins and preparing risk based assessments regarding the region and operator. In the areas where we operate, we are actively engaged in the further development of certification processes. However, there is competition among private certification systems along with efforts by supporters to further these systems by having customers of forest products require products to be certified to their preferred system. Such wood certification standards continue to evolve and are not consistent from jurisdiction to jurisdiction or how they are interpreted and applied. We currently do not expect certification requirements to have a material adverse impact on our fiber procurement and sales. However, if sufficient marketplace demand requires wood raw materials to be sourced from standards that are inconsistent with those in our fiber supply regions, it could increase our operating costs and available harvest levels.

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

In 2018, our per unit pulp fiber costs in Germany increased compared to 2017, primarily as a result of strong demand for wood in our German mills’ procurement areas. In 2017, our per unit pulp fiber costs in Germany were flat compared to 2016, primarily as a result of a balanced wood market in Germany.

(20)

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

In 2018, the Rosenthal mill consumed approximately 1.8 million cubic meters of fiber. Approximately 66% of such consumption was in the form of sawmill wood chips and approximately 34% was in the form of pulp logs. The wood chips for the Rosenthal mill are sourced from approximately 33 sawmills located primarily in the states of Bavaria, Baden-Württemberg and Thüringia and primarily within a 300 kilometer radius of the Rosenthal mill. Within this radius, the Rosenthal mill is the largest consumer of wood chips. Given its location and size, the Rosenthal mill is often the best economic outlet for the sale of wood chips in the area. In 2018, approximately 78% of the fiber consumed by the Rosenthal mill was spruce and the remainder was pine. While fiber costs and supply are subject to cyclical changes largely in the sawmill industry, we expect that we will be able to continue to obtain an adequate supply of fiber on reasonably satisfactory terms for the Rosenthal mill due to its location and our long-term relationships with suppliers. We have not historically experienced any significant fiber supply interruptions at the Rosenthal mill.

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

In 2018, the Stendal mill consumed approximately 3.2 million cubic meters of fiber. Approximately 28% of such fiber was in the form of sawmill wood chips and approximately 72% was in the form of pulp logs. The core wood supply region for the Stendal mill includes most of the Northeastern and Western part of Germany primarily within an approximate 300 kilometer radius of the mill. We also purchase wood chips from Southwestern and Southern Germany as well as the Baltic Sea region. The fiber consumed by the Stendal mill consisted of approximately 61% pine, 38% spruce and 1% other species in 2018. The Stendal mill has sufficient chipping capacity to fully operate solely using pulp logs, if required. We source pulp logs from private forest holders, municipal forest owners and from state forest agencies in Saxony-Anhalt, Mecklenburg-Western Pomerania, Saxony, Lower Saxony, North Rhine-Westphalia, Hesse, Brandenburg, Schleswig-Holstein, Rhineland-Palatinate and the City of Berlin. The volumes are distributed at optimal costs between the mills. In addition, over the last three years, the Stendal mill also imported fiber from Poland and the Baltic Sea region.

The availability of fiber for the Celgar mill is in large part influenced by the strength of the lumber market. Lumber markets are primarily driven by U.S. housing starts and, to a lesser degree, demand from China.

In 2018, our Celgar mill’s per unit fiber costs increased compared to 2017, due to strong demand from coastal pulp mills and limited pulp log availability. In 2017, our Celgar mill’s per unit fiber costs were flat compared to 2016, due to a balanced wood market in the Celgar mill’s fiber basket.

In 2018, the Celgar mill consumed approximately 2.4 million cubic meters of fiber. Approximately 69% of such fiber was in the form of sawmill wood chips and the remaining 31% came from pulp logs

(21)

processed through its woodroom or chipped by a third-party. Celgar’s woodroom is able to process about 40% of the mill’s fiber needs. The source of fiber at the mill is characterized by a mixture of species (pine, douglas fir, hemlock, cedar and spruce) and the mill sources fiber from a number of Canadian and U.S. suppliers.

In 2018, the Celgar mill had access to approximately 24 different chip suppliers from Canada and the United States. Chips are purchased in Canada and the United States in accordance with chip purchase agreements. Generally, pricing is reviewed and adjusted periodically to reflect market prices. One of the longer-term contracts is a so-called “evergreen” agreement, where the contract remains in effect until one of the parties elects to terminate after providing the stipulated notice. All other contracts are generally for one year with quarterly adjustments or on three-month terms.

To secure the volume of pulp logs required by its woodroom and field chippers, the Celgar mill has entered into pulp log supply agreements, which can range from three-month to one-year terms, with a number of different suppliers, many of whom are also contract chip suppliers to the mill. All of the pulp log agreements can be terminated by either party for any reason, upon seven days’ written notice. The Celgar mill also bids on British Columbia timber sales from time to time. The Celgar mill has also commenced a pulp pricing and education process with certain licensees and contractors in most locales to increase harvesting of pulp logs that have traditionally been left as waste after harvesting operations.

MPR holds two 20-year renewable governmental forest management agreements and three deciduous timber allocations in Alberta with an aggregate allowable annual cut of approximately 2.4 million cubic meters of hardwood, of which it currently harvests approximately 44%, and 400,000 cubic meters of softwood, which it sells to sawmills surrounding the Peace River mill in exchange for wood chips. The forest management agreements were last renewed for a 20-year term expiring in 2029.

Approximately 85% of the Peace River mill’s hardwood fiber requirements are satisfied through MPR’s forest management agreements and timber allocations with the remainder sourced from trees harvested from third-party owned timberlands. The supply of hardwood fiber at the Peace River mill is characterized by a mix of aspen and balsam poplar. Softwood fiber supply is from residual sawmill chips from local surrounding sawmills.

The Cariboo mill has a secure supply of high-quality residual wood chips primarily supplied by surrounding sawmills located at a short distance. The majority of the mill’s fiber is currently sourced from sawmills owned by MPR’s joint venture partner. The supply of fiber is characterized by a mix of lodgepole pine, white spruce and interior douglas fir.

Our Friesau mill is dependent on the consistent supply of sawlog fiber. Wood fiber is the single largest input cost and accounts for about 80% of its cash costs of producing lumber. Our Friesau mill is located in an area where there is a significant amount of high-quality fiber within economic reach. The wood fiber requirements of the Friesau mill are met primarily through open market purchases and contract purchases from state forestry agencies and private timberland owners.

Labor

Our labor costs are generally steady, with small overall increases due to inflation in wages and health care costs. We have been able to largely offset such increases by increasing our efficiencies and production and streamlining operations; however, such costs increased in 2018 as a result of maintenance work at the mills.

(22)

Energy

Our energy is primarily generated from renewable carbon neutral sources, such as black liquor and wood waste. Our mills produce all of our energy requirements and generate excess energy which we sell to third-party utilities and, in the case of the Peace River mill, into the Alberta market. In 2018, we generated 1,711,568 MWh and sold 701,507 MWh of surplus energy. See also “– Generation and Sales of Green Energy and Chemicals at our Mills”. We utilize fossil fuels, such as natural gas, primarily in our lime kilns and we use a limited amount for start-up and shut-down operations. Additionally, from time to time, mill process disruptions occur and we consume small quantities of purchased electricity and fossil fuels to maintain operations. As a result, all of our mills are subject to fluctuations in the prices for fossil fuels.

Chemicals

Our pulp mills use certain chemicals which are generally available from several suppliers and sourcing is primarily based upon pricing and location. Overall, our chemical costs have remained generally stable over the last three years. However, such costs increased in 2018 as a result of maintenance work and other cost increases.

In connection with our focus on the growing bio-energy market, we sell tall oil, a by-product of our pulp production process which is used as both a chemical additive and as a green energy source. In 2018, we generated $14.9 million from the sale of tall oil and other chemicals.

Sales, Marketing and Distribution

Our pulp revenues by geographic area are set out in the following table for the periods indicated:

	Year Ended December 31,
	2018(1)	2017	2016
Revenues by Geographic Area	(in thousands)
Germany	$432,055	$342,273	$326,898
Italy	70,968	51,589	53,702
Other EU countries(2)	268,204	212,849	173,585
United States	55,692	23,572	26,985
China	291,657	292,231	221,773
Other Asia	61,132	46,355	31,897
Other countries	10,880	10,776	12,488

Total(3)	$1,190,588	$979,645	$847,328

(1)	Includes results of MPR since December 10, 2018.
(2)	Excluding Germany and Italy.
(3)	Excluding intercompany sales.

(23)

The following charts illustrate the geographic distribution of our pulp revenues as a percentage of our total pulp revenues for the periods indicated:

2018 Geographically Segmented Pulp Sales	2017 Geographically Segmented Pulp Sales	2016 Geographically Segmented Pulp Sales

*Excluding Germany and Italy.

The distribution of our pulp sales by end use are set out in the following table for the periods indicated:

	Year Ended December 31,
	2018	2017	2016
	(in thousands of ADMTs)
Tissue	567	587	503
Specialty	211	203	209
Printing & Writing	635	683	663
Other	28	42	54

	1,441	1,515	1,429

In 2018, our wood products segment revenues were: (i) 32% from Germany; (ii) 22% from other EU countries; (iii) 31% from the United States; and (iv) 15% from other countries.

Our global sales and marketing group is responsible for conducting all sales and marketing of the pulp produced at our mills and currently has approximately 15 employees. This group largely handles all European and North American sales directly. Sales to Asia are made directly or through commission agents overseen by our sales group. The global sales and marketing group handles sales to approximately 180 customers. We coordinate and integrate the sales and marketing activities of our German mills to realize on a number of synergies between them. These include reduced overall administrative and personnel costs and coordinated selling, marketing and transportation activities. We also coordinate pulp sales across our mills on a global basis, thereby providing our larger customers with seamless service across all major geographies. In marketing our pulp, we seek to establish long-term relationships by providing a competitively priced, high-quality, consistent product and excellent service. In accordance with customary practice, we maintain long-standing relationships with our customers, pursuant to which we periodically reach agreements on specific volumes and prices.

Our lumber sales are handled by our sales team in Germany and Vancouver. We also sell lumber through commissioned agents in certain markets.

Our pulp and lumber sales are on customary industry terms. At December 31, 2018, we had no material payment delinquencies. In 2018, one customer of our pulp segment through several of its operations accounted for 13% of our revenues. In 2017, one customer of our pulp segment through several

(24)

of its operations accounted for 13% of our revenues. In 2016, two customers through several of their operations accounted for 19% and 10%, respectively, of our pulp sales. We do not believe our pulp sales are dependent upon the activities of any single customer and the loss of any single customer would not have a material adverse effect on us.

Our sales to tissue and specialty paper product manufacturers were approximately 54% of our pulp sales volume in 2018, 52% in 2017 and 50% in 2016. Generally, tissue producer customers are not as sensitive to cyclical declines in demand caused by downturns in economic activity. The balance of our sales was to other paper product manufacturers.

Transportation

We transport our pulp and lumber generally by truck, rail and ocean carriers through third-party carriers. We have a small fleet of trucks in Germany that deliver some of our German mills’ pulp.

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

Our Canadian mills’ pulp is transported to customers by truck, rail and ocean carrier to ensure timely delivery. The majority of our Canadian mills’ pulp for overseas markets is initially delivered primarily by rail to the Port of Vancouver for shipment overseas by ocean carrier. Based in Western Canada, our Canadian mills are well positioned to service Asian customers. The majority of our Canadian mills’ pulp for domestic markets is shipped by rail directly to the customer or to third-party warehouses in the United States. We also operate a logistics and reload center near Trail, British Columbia to provide us with additional warehouse space and greater transportation flexibility in terms of access to rail and trucking options.

The Friesau mill’s lumber is transported to customers by truck, rail and ocean carriers through third-party carriers.

In each of 2018, 2017 and 2016, outbound transportation costs comprised approximately 9%, 9% and 8%, respectively, of our total consolidated cost of sales. Generally, in recent years, our transportation costs have been stable despite growing overseas shipments due to higher shipping capacity and we have also taken initiatives to target sales to the most “freight logical” customers.

Capital Expenditures

We have continued to make capital investments designed to increase pulp, green energy and chemical production, reduce costs and improve efficiency and environmental performance at our pulp mills. The improvements made over the years have increased the competitive position of our pulp segment. Since its acquisition, we have also made capital investments to optimize sawmill production at the Friesau mill.

(25)

Total capital expenditures at our mills (excluding any related governmental grants) are set out in the following table for the periods indicated:

	Year Ended December 31,
	2018(1)	2017	2016
	(in thousands)
Rosenthal	$19,632	$18,855	$15,167
Stendal	19,228	6,293	7,801
Celgar	27,342	29,386	19,558
Friesau	20,682	3,197

Total	$86,884	$57,731	$42,526

(1)	Does not include capital expenditures of MPR, which was acquired on December 10, 2018.

Capital investments at the Rosenthal mill in 2018 primarily related to new chip screens to improve the consistency of chips for the mill’s digester, bleach plant improvements and other projects. In 2017, they related to the purchase of additional land for raw material storage and a railcar acceptance system for logs and, in 2016, they related to a railcar acceptance system for logs and a lime kiln retrofit.

Capital investments at the Stendal mill in 2018 primarily related to wastewater improvement projects including the extension of the effluent treatment plant and other projects. In 2017, they included a project to reduce nitrogen in wastewater and smaller projects and in 2016 they related to a wastewater reduction project consisting of an evaporation plant upgrade and a project to reduce chloride levels in the process water.

In June 2018, we commenced a Phase II expansion and optimization project at the Friesau mill, which is designed to, among other things, increase annual lumber production to approximately 750 million board feet and improve production grade capabilities and efficiencies. We currently expect to substantially complete the project in 2020.

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

The following table sets out, as at the dates indicated, the effect of government grants on the recorded value of such assets in our Consolidated Balance Sheets:

	As at December 31,
	2018	2017	2016
	(in thousands)
Property, plant and equipment, gross amount less amortization	$1,240,789	$1,088,012	$971,462
Less: government grants less amortization	(211,532)	(243,164)	(233,186)

Property, plant and equipment, net (as shown on the Consolidated Balance Sheet)	$1,029,257	$844,848	$738,276

(26)

The following table sets forth, as at the dates indicated, the gross amount of all government grants we have received and capitalized in our balance sheet, the associated amortization and the resulting net balance we include in our property, plant and equipment:

	As at December 31,
	2018	2017	2016
	(in thousands)
Government grants – gross(1)	$503,119	$528,721	$467,260
Less: accumulated amortization	(291,587)	(285,557)	(234,074)

Government grants less accumulated amortization	$211,532	$243,164	$233,186

(1)	Grants were received in euros and Canadian dollars and amounts change when translated into dollars as a result of changes in currency exchange rates.

Qualifying capital investments at industrial facilities in Germany that reduce effluent discharges offset wastewater fees that would otherwise be required to be paid. For more information about our environmental capital expenditures, see “– Environmental”.

In 2018, capital investments at the Celgar mill primarily related to improvements to its digester and large maintenance projects. In 2017, capital investments at the Celgar mill included a pre-bleach press system upgrade and large maintenance projects. In 2016, they included new wood harvesting equipment, a logistics and reload center and other maintenance projects.

In 2019, excluding amounts being financed through government grants and expected insurance proceeds, we expect our total capital expenditures to be approximately $130 million to $150 million.

In our pulp segment, excluding our Peace River mill, we currently expect our capital expenditures in 2019 to be principally comprised of approximately $90 million for large maintenance projects, improvements to the Celgar mill’s bale line and other capital improvements at our mills. At the Peace River mill we will be undertaking significant maintenance to the boiler that will be funded by insurance proceeds. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – General”.

In our wood products segment, we currently expect capital expenditures in 2019 at our Friesau mill, principally comprised of approximately $50 million for further upgrades to our planer mill and large sawline and other capital improvements.

Innovation

We utilize our expertise with wood, its processing and by-products to expand our product mix. As a result, we seek to develop new products based on derivatives of the kraft pulping process and wood processing. Currently these processes are focused on:

•	the further refinement of materials contained in black liquor, the extractive chemical and lignin containing compounds that are a result of the kraft pulping process;

•	the further refinement of cellulose materials that are currently the basis of pulp; and

•	higher use products that may be derived from wood processing and harvesting including oils from sandalwood trees.

We are working on some of these initiatives on our own and with others in conjunction with industry associations or joint venture partners. One of the better-developed of these projects is a process to unbind the individual filaments that make up a cellulose fiber. The filaments resulting from this patented

(27)

process have unique strength characteristics similar to other chemical derivatives, such as aramids. We are working to create commercial applications therefor, including as strength enhancers, solution stabilizers and specialty solutions for other products and applications.

Through an industry association, we are developing a proven manufacturing process able to supply commercial quantities of cellulose filaments. We, along with other member companies, including certain other pulp producers, have license rights to further develop and market existing intellectual property registered under patent to our industry association. We expect to expend resources to further develop this technology, both individually and in joint development arrangements with third parties. We currently estimate expenditures totaling approximately $1 million in 2019.

Such research and development of various end use applications are at different levels of development and, to date, there has been no commercialization of any products. There can be no assurance that such research and development will ever result in commercialization or the production or sales of any products by us at a profit or at all.

We are also researching potential higher use products that may be derived from processing different species of trees. In particular, we recently acquired the Santanol Group which harvests and processes sandalwood trees in Australia. We will be processing these trees for the production of sandalwood oil. This product is valued by the fragrance and essential oil industries for its scent and health benefits.

Environmental

Our operations are subject to a wide range of environmental laws and regulations, dealing primarily with:

•	air, water and land;

•	solid and hazardous waste management;

•	waste disposal;

•	remediation and contaminated sites; and

•	chemical usage.

Compliance with these laws and regulations generally involves capital expenditures as well as additional operating costs. We cannot easily quantify the future amounts of capital expenditures we might have to make to comply with these laws and regulations or the effects on our operating costs because in some instances compliance standards have not been developed, have not become final or definitive or may be amended in the future. In addition, it is difficult to isolate the environmental component of most manufacturing capital projects.

We devote significant management and financial resources to comply with all applicable environmental laws and regulations. In particular, the operation of our plants is subject to permits, authorizations and approvals and we have to comply with prescribed emission limits. Compliance with these requirements is monitored by local authorities and non-compliance may result in administrative orders, fines or closures of the non-compliant mill. Our total capital expenditures on environmental projects at our mills were approximately $20.6 million in 2018, approximately $4.6 million in 2017 and approximately $2.9 million in 2016. In 2019, capital expenditures for environmental projects, principally comprised of projects to improve wastewater quality, are expected to be approximately $6.0 million.

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

In Canada, in addition to existing provincial air quality regulations, the federal government has proposed an air quality management system, referred to as “AQMS”, as a comprehensive national approach for improving air quality in Canada. The federal proposed AQMS includes:

•	ambient air quality standards for outdoor air quality management across the country;

•	a framework for air zone air management within provinces and territories that targets specific sources of air emissions;

•	regional airsheds that facilitate coordinated action across borders;

•	industrial sector-based emission requirements that set a national base level of performance for major industries in Canada; and

•	improved intergovernmental collaboration to reduce emissions from the transportation sector.

In 2016, Environment Canada released the Pan-Canadian Framework on Clean Growth and Climate Change. The framework put in place a national, sector-based greenhouse gas reduction program applicable to a number of industries. In addition, the provincial governments of Alberta and British Columbia:

•	have greenhouse gas reporting requirements;

•	are working on reduction strategies; and

•	together with the Canadian federal government, are considering new or revised emission standards.

In addition, British Columbia has adopted a carbon tax and Alberta has a mandatory greenhouse gas emission reduction regulation.

We believe that these air emission measures in Germany and Canada have not had, and in 2019 will not have, a significant effect on our operations. Although these measures could have a material adverse effect on our operations in the future, we expect that we will not be disproportionately affected by these measures as compared with owners of comparable operations. We also expect that these measures will not significantly disrupt our planned operations.

(29)

Future regulations or permits may place lower limits on allowable types of emissions, including air, water, waste and hazardous materials, and may increase the financial consequences of maintaining compliance with environmental laws and regulations or conducting remediation. Our ongoing monitoring and policies have enabled us to develop and implement effective measures to maintain emissions in substantial compliance with environmental laws and regulations to date in a cost-effective manner. However, there can be no assurance that this will be the case in the future.

Climate Change

Over the past several years, changing weather patterns and climatic conditions due to natural and man-made causes have added to the unpredictability and frequency of natural disasters, such as hurricanes, earthquakes, hail storms, wildfires and wind, snow and ice storms. Such changes and resulting conditions can adversely affect our operations, including variations in the cost and availability of raw materials, such as fiber, unplanned downtime, operating rates and transportation and logistics. As there are differing scientific studies relating to the severity, extent and speed at which climate change is occurring, we cannot identify and predict all of the consequences of climate change on our business and operations.

The effects and perceived effects of climate change and social and governmental responses have created both opportunities and negative consequences for our business.

The focus on climate change has generated a substantial increase in demand and in legislative requirements for carbon neutral or green energy. Pulp mills consume wood residuals, being wood chips and pulp logs, as the base raw material for their production process. Wood chips are residuals left over from lumber production and pulp logs are generally lower quality logs left over from logging that are unsuitable for the production of lumber. Sawmills consume sawlogs and residuals like wood chips that are generally sold to other industrial consumers like pulp and pellet producers.

As part of their production process, our pulp mills take wood residuals and process them through a digester where cellulose is separated from the wood to be used in pulp production and the remaining residuals, called black liquor, are used for green energy production. As a result of their use of wood residuals and because our mills generate combined heat and power in a process known as cogeneration, they are efficient producers of energy. Our Friesau mill utilizes residual bark and shavings from consumed logs to produce energy. This energy is carbon neutral and produced from a renewable source. Our relatively modern mills generate a substantial amount of energy that is surplus to their operational requirements.

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

(30)

At this time, we cannot predict which, if any, of these potential opportunities will be realized by us or their economic effect on our business.

While not all of the specific consequences to our business from climate change are predictable, the most visible adverse consequence to date is that the focus on renewable energy has created greater demand and competition for wood residuals or fiber from renewable energy producers like the pellet industry in Germany.

In Germany, the price and supply of wood residuals have been affected by an increasing demand from alternative or renewable energy producers and governmental initiatives for carbon neutral energy. Declining energy prices, weaker economies or warm winters temper the demand for wood chips resulting from initiatives by European governments to promote the use of wood as a carbon neutral energy. There can be no assurance that such non-traditional demand for fiber will remain strong in the long-term. Additionally, the growing interest and focus in British Columbia for renewable green energy has created additional competition for such fiber. Such additional demand for wood residuals may increase the competition and prices for wood residuals over time.

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

Other potential negative consequences from climate change that over time may affect our business include:

•	a greater susceptibility of northern forests to disease, fire and insect infestation;

•	the disruption of transportation systems and power supply lines due to more severe storms;

•	the loss of fresh water transportation for logs and pulp due to lower water levels;

•	decreases in the quantity and quality of processed water for our mill operations;

•	the loss of northern forests in areas in sufficient proximity to our mills to competitively acquire fiber; and

•	lower harvest levels decreasing the supply of harvestable timber and, as a consequence, wood residuals.

Human Resources

We currently employ approximately 2,210 people, of which approximately 1,395 employees work in our German operations and approximately 780 employees work in our Canadian operations.

Our pulp mills employ approximately 1,790 people, the majority of whom are bound by collective agreements. The Friesau mill employs approximately 340 people, the majority of whom are bound by a collective agreement.

(31)

We consider the relationships with our employees to be good. Although no assurance can be provided, we have not had any significant work stoppages at any of our operations and we would therefore expect to enter into new labor agreements with our workers when the current labor agreements expire without any significant work stoppages.

Our senior managers and directors have extensive experience in the pulp, lumber and forestry industries, along with experienced managers at all of our mills. Our management has a proven track record of implementing new initiatives and capital projects in order to reduce costs throughout our operations as well as identifying and harnessing new revenue opportunities.

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

Lumber Products and Markets

Our Friesau mill, which was built in 1992 and has two high-volume Linck sawlines, has the ability to produce both rough and planed products. The sawmill principally manufactures finished sawn lumber milled from spruce and pine, including European metric and specialty lumber, U.S. dimensional lumber and J-grade lumber, in various sizes and grades.

The process for manufacturing lumber results in a significant percentage of each sawlog ending up as by-products or residuals such as wood chips, trim blocks, sawdust shavings and bark. By-products are typically sold to a wide variety of customers. In addition, we utilize a significant portion of the chips from the Friesau mill at our Rosenthal pulp mill.

The main markets for our lumber products are in Europe, the United States and the Far East.

Our Friesau mill fosters a diverse customer base in each of its key markets. Customers include national and regional distributors, large construction firms, secondary manufacturers, retail yards and home centers.

Competition

The markets for our lumber products are highly competitive on a global basis and producers compete generally on price, quality and service. Factors influencing our competitive position include, among others, the availability, quality and cost of raw materials, including fiber, energy and labor and the efficiency and productivity of the Friesau mill in relation to its competitors. The Friesau mill competes in international markets subject to currency fluctuations and global business conditions.

(32)

Our Friesau mill competes against many producers, a number of whom own and operate more mills than we do and numerous competitors have greater financial resources or lower production costs than us.

Description of Certain Indebtedness

The following summarizes certain material provisions of our senior notes and revolving working capital facilities. The summaries are not complete and are qualified by reference to the applicable documents and the applicable amendments to such documents on file with the U.S. Securities and Exchange Commission, referred to as the “SEC”, and incorporated by reference herein.

Senior Notes

We currently have outstanding the following issues of senior notes, collectively referred to as the “Senior Notes”:

•	$100.0 million in aggregate principal amount of 7.750% senior notes due 2022, referred to as the “2022 Senior Notes”;

•	$250.0 million in aggregate principal amount of 6.500% senior notes due 2024, referred to as the “2024 Senior Notes”;

•	$350.0 million in aggregate principal amount of 7.375% senior notes due 2025, referred to as the “2025 Senior Notes”(1); and

•	$300.0 million in aggregate principal amount of 5.500% senior notes due 2026, referred to as the “2026 Senior Notes”(2).

(1)	Issued in December 2018 and the net proceeds, along with cash on hand, were used to purchase MPR.
(2)	Issued in December 2017 and the net proceeds, along with cash on hand, were used on January 5, 2018 to redeem $300.0 million of 2022 Senior Notes.

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

The 2025 Senior Notes mature on January 15, 2025 and interest on the 2025 Senior Notes is payable semi-annually in arrears on each January 15 and July 15. Commencing July 15, 2019, interest is payable to holders of record of the 2025 Senior Notes on the immediately preceding January 1 and July 1 and is computed on the basis of a 360-day year consisting of twelve 30-day months. Commencing January 15, 2021, the 2025 Senior Notes will become redeemable at our option at a price equal to 103.688% of the principal amount redeemed and declining ratably on January 15 of each year thereafter to 100.000% on or after January 15, 2023.

(33)

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

The indentures governing the Senior Notes contain covenants limiting, among other things, our ability and the ability of our restricted subsidiaries to: incur additional indebtedness or issue preferred stock; pay dividends or make other distributions to our shareholders; purchase or redeem capital stock or subordinated indebtedness; make investments; create liens; incur restrictions on the ability of our restricted subsidiaries to pay dividends or make other payments to us; sell assets; consolidate or merge with or into other companies or transfer all or substantially all of our assets; and engage in transactions with affiliates. As of December 31, 2018, all of our subsidiaries were restricted subsidiaries.

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

Pan-German Revolving Credit Facility

In December 2018, certain of our German subsidiaries entered into a new €200.0 million joint revolving credit facility, referred to as the “German Facility”, with a group of bank lenders. The German Facility, which will be used for general corporate purposes, replaced three existing revolving credit facilities of certain of our German subsidiaries which aggregated €170.0 million. The principal terms of the German Facility include:

•	The total availability under the German Facility is €200.0 million.

•	The German Facility matures in December 2023.

•	The German Facility is unsecured and is jointly and severally guaranteed by each of our German subsidiaries.

•	Interest under the German Facility is payable on loans of Euribor plus 1.05% to 2.00% depending on the leverage ratio as defined in the underlying credit agreement.

•	A commitment fee equal to 35% of the applicable margin on the unused and uncancelled amount of the German Facility is payable quarterly in arrears.

•

The German Facility contains financial maintenance covenants which are tested on a quarterly basis, commencing March 31, 2019, which require: (i) our German subsidiaries that are party thereto to maintain a leverage ratio of “net debt” (excluding shareholder loans) to EBITDA of not greater than 3.50:1.00; and (ii) defined capital of not less than €400.0 million.

•

The German Facility contains other customary restrictive covenants which, among other things, govern the ability of our German subsidiaries to incur liens, sell assets, incur indebtedness, make acquisitions with proceeds from the German Facility, enter into joint ventures or repurchase or redeem shares. The German Facility also contains customary events of default.

(34)

The German Facility is available to all of the borrowers, subject to maximum borrowing sub-limits for certain of the borrowers.

As at December 31, 2018, approximately €51.5 million ($59.0 million) of the German Facility was drawn and approximately €11.9 million ($13.6 million) of the German Facility was supporting bank guarantees leaving approximately €136.6 million ($156.5 million) available.

Celgar Working Capital Facility

In July 2018, our Celgar mill entered into a C$40.0 million revolving credit facility with a Canadian bank, referred to as the “Celgar Working Capital Facility”. The principal terms of the facility include:

•	The facility matures in July 2023.

•

The facility is available by way of: (i) Canadian and U.S. denominated advances, which bear interest at a designated prime rate less 0% to 0.125% per annum; (ii) banker’s acceptance equivalent loans, which bear interest at the applicable Canadian dollar banker’s acceptance plus 1.25% to 1.50% per annum; and (iii) dollar LIBOR advances, which bear interest at LIBOR plus 1.25% to 1.50% per annum.

•

The facility includes a C$3.0 million sub-limit for letters of credit. Celgar is required to pay 1.00% to 1.25% per annum on issued letters of credit and 0.25% per annum on unused availability under the facility.

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

As at December 31, 2018, approximately C$1.7 million ($1.2 million) was supporting letters of credit and approximately C$38.3 million ($28.1 million) was available under the Celgar Working Capital Facility.

MPR Revolving Credit Facility

In February 2019, our Peace River mill entered into a C$60.0 million revolving credit facility with a Canadian bank, referred to as the “MPR Working Capital Facility”. The principal terms of the facility include:

•	The facility matures in February 2024.

•

The facility is available by way of: (i) Canadian denominated advances, which bear interest at a designated prime rate per annum; (ii) banker’s acceptance equivalent loans, which bear interest at the applicable Canadian dollar banker’s acceptance plus 1.25% to

(35)

1.50% per annum; (iii) dollar denominated base rate advances at the greater of the federal funds rate plus 0.50%, a designated LIBOR rate plus 1.00% and the bank’s applicable reference rate for U.S. dollar loans; and (iv) dollar LIBOR advances, which bear interest at LIBOR plus 1.25% to 1.50% per annum.

•

The facility includes a C$5.0 million sub-limit for letters of credit of MPR. MPR is required to pay 1.25% to 1.50% per annum, plus a 0.125% annual fee where there is more than one lender under the facility, on issued letters of credit.

•	The availability of the facility is subject to a borrowing base limit that is based on the Peace River mill’s eligible receivable and inventory levels from time to time.

•	The MPR Working Capital Facility is secured by, among other things, a first priority charge on the inventories and receivables of the Peace River mill.

•

The facility includes a springing financial covenant, which is measured when excess availability under the facility is less than the greater of 10% of borrowing base thereunder or C$4.5 million and which requires MPR to comply with a 1.00:1.00 fixed charge coverage ratio.

•

The facility also contains restrictive covenants which, among other things, restrict the ability of MPR to declare and pay dividends, incur indebtedness, incur liens, make investments, including in its existing joint ventures, and make payments on subordinated debt. The facility contains customary events of default.

Internet Availability and Additional Information

We make available free of charge, on or through our website at www.mercerint.com, annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and all amendments to these reports, as soon as reasonably practicable after we file these materials with, or furnish these materials to, the SEC. The public may read and copy any material we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. The public may also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site at www.sec.gov that also contains our current and periodic reports, including our proxy and information statements.

All websites referred to herein are inactive textual references only, meaning that the information contained on such websites is not incorporated by reference herein and you should not consider information contained on such websites as part of this document unless expressly specified.

(36)

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

•

political uncertainty, the rise of populist political parties and an increase in trade protectionism could have a material adverse effect on global macro-economic activities and trade and adversely affect our business, results of operations and financial condition;

•

we are subject to extensive environmental regulation and we could incur substantial costs as a result of compliance with, violations of or liabilities under applicable environmental laws and regulations;

•	our business is subject to risks associated with climate change and social and government responses thereto;

•	our operations require substantial capital and we may be unable to maintain adequate capital resources to provide for such capital requirements;

•	our acquisition of MPR and other future acquisitions may result in additional risks and uncertainties in our business;

•	the operations of MPR are subject to their own risks, which we may not be able to manage successfully;

•	we may not be able to enhance the operating performance and financial results or lower the costs of MPR’s operations as planned;

•	fluctuations in prices and demand for lumber could adversely affect our business;

•	adverse housing market conditions may increase the credit risk from customers of our wood products segment;

•	our wood products segment lumber products are vulnerable to declines in demand due to competing technologies or materials;

(37)

•

changes in credit ratings issued by nationally recognized statistical rating organizations could adversely affect our cost of financing and have an adverse effect on the market price of our securities;

•	we participate in German statutory energy programs;

•	we are subject to risks related to our employees;

•	we are dependent on key personnel;

•	we may experience material disruptions to our production;

•	if our long-lived assets become impaired, we may be required to record non-cash impairment charges that could have a material impact on our results of operations;

•	we may incur losses as a result of unforeseen or catastrophic events, including the emergence of a pandemic, terrorist attacks or natural disasters;

•	our insurance coverage may not be adequate;

•	we rely on third parties for transportation services;

•	we periodically use derivatives to manage certain risks which could cause significant fluctuations in our operating results;

•	failures or security breaches of our information technology systems could disrupt our operations and negatively impact our business;

•	the price of our common stock may be volatile;

•	a small number of our shareholders could significantly influence our business;

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

We intend that all forward-looking statements we make will be subject to safe harbor protection of the federal securities laws pursuant to Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, referred to as the “Exchange Act”.

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

(38)

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

Currently, we are not aware of any material announced capacity increases for NBSK or NBHK pulp in 2019. However, we cannot predict whether new capacity will be announced or will come on line in the future. If any new capacity, particularly for NBSK pulp, is not absorbed in the market or offset by curtailments or closures of older, high-cost pulp mills, the increase could put downward pressure on pulp prices and materially adversely affect our results of operations, margin, and profitability.

Demand for each of pulp and lumber has historically been determined primarily by general global macro-economic conditions and has been closely tied to overall business activity. Pulp prices have been and are likely to continue to be volatile and can fluctuate widely over time. Between 2009 and 2018, European list prices for NBSK pulp have fluctuated between a low of approximately $575 per ADMT in 2009 to a high of $1,230 per ADMT in 2018. In the same period, the average North American NBHK price has fluctuated between a low of $520 per ADMT in 2009 to a high of $1,235 per ADMT in 2018.

Our mills and operations voluntarily subject themselves to third-party certification as to compliance with internationally recognized, sustainable management standards because end use paper and lumber customers have shown an increased interest in understanding the origin of products they purchase. Demand for our products could be adversely affected if we, or our suppliers, are unable to achieve compliance or are perceived by the public as failing to comply with these standards or if our customers require compliance with alternate standards for which our operations are not certified.

A producer’s actual sales price realizations are list prices net of customer discounts, rebates and other selling concessions. Over the last three years, these have increased for pulp sales as pulp producers compete for customers and sales. Our sales price realizations may also be affected by price movements between the order and shipment dates.

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

(39)

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

As demand for our products has principally historically been determined by general global macro-economic activities, demand and prices for our products have historically decreased substantially during economic slowdowns. A significant economic downturn may affect our sales and profitability. Further, our suppliers and customers may also be adversely affected by an economic downturn. Additionally, restricted credit and capital availability restrains our customers’ ability or willingness to purchase our products, resulting in lower revenues. Depending on their severity and duration, the effects and consequences of a global economic downturn could have a material adverse effect on our liquidity and capital resources, including our ability to raise capital, if needed, and otherwise negatively impact our business and financial results.

Our level of indebtedness could negatively impact our financial condition, results of operations and liquidity.

As of December 31, 2018, we have approximately $1,041.4 million of indebtedness outstanding. We may also incur additional indebtedness in the future. Our high debt levels may have important consequences for us, including, but not limited to the following:

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

The indentures that govern our Senior Notes, and our bank credit facilities contain restrictive covenants which impose operating and other restrictions on us and our subsidiaries. These restrictions will affect, and in many respects will limit or prohibit, our ability to, among other things, incur or guarantee additional indebtedness, pay dividends or make distributions on capital stock or redeem or repurchase capital stock, make investments or acquisitions, create liens and enter into mergers, consolidations or transactions with affiliates. The terms of our indebtedness also restrict our ability to sell certain assets, apply the proceeds of such sales and reinvest in our business.

(40)

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

Our main raw material is fiber in the form of wood chips, pulp logs and sawlogs. Fiber represented approximately 57% of our pulp cash production costs and approximately 80% of our lumber cash production costs in 2018. Fiber is a commodity and both prices and supply are cyclical. Fiber pricing is subject to regional market influences and our costs of fiber may increase in a region as a result of local market shifts. The cost of wood chips, pulp logs and sawlogs is primarily affected by the supply and demand for lumber. Demand for these raw materials is generally determined by the volume of pulp and paper products and wood products produced globally and regionally. Governmental regulations related to the environment, forest stewardship and green or renewable energy can also affect the supply of fiber. In Germany, governmental initiatives to increase the supply of renewable energy have led to more renewable energy projects in Europe, including Germany. Demand for wood residuals from such energy producers, combined with lower harvesting rates, has generally put upward pressure on prices for wood residuals, such as wood chips, in Germany and its neighboring countries. This has resulted in higher fiber costs for our German pulp mills and such trend could continue to put further upward pressure on wood chip prices. Wood chip supply in Germany was generally stable during the last three years due to stable sawmill production and lower demand from pellet producers and board manufacturers; however, there is no assurance that wood chip supply will continue to be stable or that supply will not be reduced or that fiber costs will not increase in the future.

Similarly, North American sawmill activity declined significantly during the recession, reducing the supply of chips and availability of pulp logs to pulp mills, including our Celgar mill. Additionally, North American energy producers are exploring the viability of renewable energy initiatives and governmental initiatives in this field are increasing, all of which could lead to higher demand for sawmill residual fiber, including chips. A recovery in U.S. housing starts, which commenced in the latter part of 2012 and continued through the first half of 2018, resulted in increased sawmill activity. This increased the supply of wood chips for the Celgar mill and reduced its need for pulp logs, which are generally a higher cost for the mill than wood chips. However, a slowdown in sawmilling activities that commenced in the second half of 2018 reduced the availability of both wood chips and pulp logs and put upward pressure on fiber costs. There is no assurance that sawmill activity will improve or become stable or that fiber prices will not increase in the future.

The 2006 Softwood Lumber Agreement, which governed softwood lumber exports from Canada to the United States, expired in 2015, and a one-year post-expiration period during which the United States agreed not to impose trade sanctions expired in October 2016. In November 2016, a petition was filed by a coalition of U.S. lumber producers to the U.S. Department of Commerce and the U.S. International Trade Commission requesting an investigation into alleged subsidies provided to Canadian lumber producers. In December 2017, the U.S. International Trade Commission published its final injury determination. In late

(41)

2017, the U.S. Department of Commerce announced its final countervailing and anti-dumping duty rates, which set out a countervailing duty of 14.19% and an anti-dumping rate of 6.04% for “all other” Canadian lumber producers. The U.S. Department of Commerce also concluded that critical circumstances did not exist for countervailing duties, but did exist for anti-dumping duties. The Canadian forest products industry and Canadian federal and provincial governments have denied the U.S. Department of Commerce’s allegations. Canada has announced an appeal of the duties to the North American Free Trade Agreement appeal panel and the World Trade Organization. It is uncertain when or if the United States and Canada may settle a new agreement and what terms or restrictions it may contain. Any duties or other restrictions imposed on Canadian softwood lumber exports by the United States could negatively impact Canadian sawmill production in our Canadian mills’ supply area and result in reduced availability and increased costs for wood chips for the mill. While we believe this may be partially offset by increased wood chip supply from U.S. sawmills and pulp log availability, we cannot currently predict the overall effect on our Canadian mills’ overall fiber costs.

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

Other than the renewable forest licenses of MPR, we do not own any timberlands or have any material long-term governmental timber concessions. We also currently have few long-term fiber contracts at our German operations. Fiber is available from a number of suppliers and we have not historically experienced material supply interruptions or substantial sustained price increases. However, our requirements have increased and may continue to do so as we expand capacity through capital projects or other efficiency measures at our mills. As a result, we may not be able to purchase sufficient quantities of these raw materials to meet our production requirements at prices acceptable to us during times of tight supply. An insufficient supply of fiber or reduction in the quality of fiber we receive would materially adversely affect our business, financial condition, results of operations and cash flows.

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

(42)

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

We have manufacturing operations in Germany and Canada. Most of the operating costs and expenses of our German mills are incurred in euros and those of our Canadian mills in Canadian dollars. However, the majority of our sales are in products quoted in dollars. Our results of operations and financial condition are reported in dollars. As a result, our costs generally benefit from a strengthening dollar but are adversely affected by a decrease in the value of the dollar relative to the euro and to the Canadian dollar. Such declines in the dollar relative to the euro and the Canadian dollar reduce our operating margins and the cash flow available to fund our operations and to service our debt. This could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Further, while a strengthening dollar generally lowers our costs and expenses, it increases the cost of pulp to our customers and generally puts downward pressure on pulp prices and reduces our European lumber, energy and chemical sales revenues as they are sold in euros and Canadian dollars.

Although we report in dollars, we hold certain assets and liabilities, including our mills, in euros and Canadian dollars. We translate foreign denominated assets and liabilities into dollars at the rate of exchange on the balance sheet date. Equity accounts are translated using historical exchange rates. Unrealized gains or losses from these translations are recorded in other comprehensive income (loss) and do not affect our net earnings, operating income or Operating EBITDA.

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

The current rise of populist political parties, economic nationalist sentiments and trade protectionism has led to increasing political uncertainty and unpredictability throughout the world. In 2016, the United Kingdom held a referendum at which the electorate voted to leave the Council of the European Union and is currently seeking to settle the terms of its departure and future trade relationship with the European Union. Currently there is no certainty as to what terms may be implemented, if at all, and the overall effect on European and world economies. The current U.S. presidential administration has imposed tariffs on various goods from various countries, including China and announced intentions to impose further, more significant tariffs. These potential developments, market perceptions concerning these and related issues and the attendant regulatory uncertainty regarding, for example, the posture of governments with respect to international trade, could have a material adverse effect on global trade and economic growth which, in turn, can adversely affect our business, results of operation and financial condition.

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

(43)

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

(44)

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

Our operations and those of our suppliers are subject to climate change variations which can impact the productivity of forests, the abundance of species, harvest levels and lumber. Further, over the last few years, changing weather patterns and climate conditions due to natural and man-made causes have added to the frequency and unpredictability of natural disasters like earthquakes, storms, wildfires and wind, snow and ice storms. One or a combination of these factors could adversely affect our fiber supply which is our largest cash production cost. There are differing scientific studies and opinions relating to the severity, extent and speed at which climate change is or may be occurring around the world. As a result, we are currently unable to identify and predict all of the specific consequences of climate change on our business and operations.

Further, governmental initiatives in response to climate change also have an impact on operations. There continue to be numerous international, country level and regional initiatives to address global and country specific climate issues.

In Germany, government and social focus on and demand for carbon neutral or green energy has created greater demand and competition for the wood residuals or fiber that is consumed by our pulp mills as part of their production processes. This has helped drive up the cost of fiber for German mills. In addition, further or new governmental initiatives or legislation may also increase both the demand and prices for wood residuals. As governments pursue green energy initiatives, they may implement financial, tax, pricing or other legislated incentives for renewable energy producers that “cannibalize” or materially adversely affect fiber supplies for existing traditional users, such as lumber and pulp and paper producers.

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

Other potential risks to our business from climate change include:

•	a greater susceptibility of northern forests to disease, fire and insect infestation, which could diminish fiber availability;

•	the disruption of transportation systems and power supply lines due to more severe storms;

•	the loss of fresh water transportation for logs and pulp due to lower water levels;

(45)

•	decreases in the quantity and quality of processed water for our mill operations;

•	the loss of northern forests in areas in sufficient proximity to our mills to competitively acquire fiber; and

•	lower harvest levels decreasing the supply of harvestable timber and, as a consequence, wood residuals.

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

Our acquisition of MPR and other future acquisitions may result in additional risks and uncertainties in our business.

Our future performance will depend in part on whether we can integrate MPR with our operations in an effective and efficient manner. The acquisition of MPR is larger than the other acquisitions we have made. Integrating MPR with our operations will be a complex, time consuming and potentially expensive process.

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

(46)

not be able to ascertain the value or understand the potential liabilities of the acquired businesses and their operations until we assume operating control of the assets and operations of these businesses.

Furthermore, our acquisition of MPR and other future acquisitions could entail a number of risks, including:

•	diversion of management’s attention from our ongoing business;

•	difficulty integrating the operations, including financial and accounting functions, sales and marketing procedures, technology and other corporate administrative functions of the combined operations;

•	increased operating costs;

•	exposure to substantial unanticipated liabilities;

•	difficulty in realizing projected synergies, efficiencies and cost savings;

•	difficulty maintaining relationships with present and potential customers, distributors and suppliers due to uncertainties regarding service, production quality and prices; and

•	problems retaining key employees.

All of the pulp produced by the MPR mills was previously sold by a third-party agent that was a shareholder of MPR. We intend to take over a majority of its sales functions over time. Our internal sales staff and third-party agents may not be able to sell such pulp production on terms as favorable as those achieved by the existing agent.

We cannot guarantee that we will successfully integrate MPR with our operations. If we are unable to address any of these risks, our results of operations and financial condition could be materially adversely affected.

In addition, geographic and other expansions, acquisitions or joint ventures may require significant managerial attention, which may be diverted from our other operations. If we are unsuccessful in overcoming these risks, our business, financial condition or results of operations could be materially and adversely affected.

The operations of MPR are subject to their own risks, which we may not be able to manage successfully.

The financial results of MPR are subject to many of the same factors that affect our financial condition and results of operations, including the cyclical nature of the pulp business, exposure to interest rate and currency exchange rate fluctuations, exposure to liability for environmental damage, the competitive nature of our markets and regulatory, legislative and judicial developments. Additionally, the operations of MPR are subject to other factors that are unique to its business, such as obligations to comply with laws and regulations related to forest management and timber practices. The financial results of MPR could be materially adversely affected as a result of any of these or other related factors, which could have a material adverse effect on our results of operations and financial condition on a consolidated basis.

In addition, MPR’s 50% ownership interest in the Cariboo mill is through an unincorporated joint venture. The ownership and operation of the Cariboo mill is subject to the agreement underlying the joint venture and its day-to-day operations are principally conducted by MPR’s joint venture partner. Joint ventures generally involve special risks, including that the business and strategic interests of the joint venture partner and MPR may not coincide or that the joint venture partner may be unable to meet its economic or other obligations thereunder. MPR has limited control over the actions of the joint venture

(47)

partner in respect of the Cariboo mill, including any non-performance, default or bankruptcy of such party. Any non-performance by MPR’s joint venture partner or other actions taken by the joint venture partner in connection with the day-to-day operation of the Cariboo mill may adversely affect our results of operations and financial condition.

We may not be able to enhance the operating performance and financial results or lower the costs of MPR’s operations as planned.

While we believe that there are a number of opportunities to reduce operating costs, increase production and improve the financial results of MPR, we may not be able to achieve our planned operating improvements, cost reductions, capacity increases or improved price realizations in our expected time periods, if at all. In addition, some of the improvements that we hope to achieve depend upon capital expenditure projects that we plan to implement at the Peace River mill. Such capital projects may not be completed in our expected time periods, if at all, may not achieve the results that we have estimated or may have a cost substantially in excess of our planned amounts.

Fluctuations in prices and demand for lumber could adversely affect our business.

The financial performance of the Friesau mill depends on the demand for and selling price of lumber, which is subject to significant fluctuations. The markets for lumber are highly volatile and are affected by economic conditions in Europe, Asia and the United States, the strength of housing markets in such regions, the growing importance of the Asian market, changes in industry production capacity, changes in inventory levels and other factors beyond our control. Additionally, interest rates have a significant impact on residential construction and renovation activity, which in turn influence the demand for and price of lumber.

Adverse housing market conditions may increase the credit risk from customers of our wood products segment.

Our wood products segment generally extends credit to customers who are generally susceptible to the same economic business risks that we are. Unfavorable housing market conditions could result in financial failures of one or more of such customers. If such customers’ financial position becomes impaired, our ability to fully collect receivables from such customers could be impaired and negatively affect our operating results, cash flows and liquidity.

Our wood products segment lumber products are vulnerable to declines in demand due to competing technologies or materials.

Our lumber products may compete with alternative products. For example, plastic, wood/plastic or composite materials may be used by builders as alternatives to the lumber products produced by our wood products segment. Changes in the prices for oil, chemicals and other products can change the competitive position of our wood products segment lumber products relative to available alternatives and could increase substitution of those products for our wood products segment products. If use of these alternative products grows, demand for and pricing of our wood products segment products could be adversely affected.

Changes in credit ratings issued by nationally recognized statistical rating organizations could adversely affect our cost of financing and have an adverse effect on the market price of our securities.

Credit rating agencies rate our debt securities on factors that include our operating results, actions that we take, their view of the general outlook for our industry and their view of the general outlook for the economy. Actions taken by the rating agencies can include maintaining, upgrading or downgrading the current rating or placing the company on a watch list for possible future downgrading. Downgrading the

(48)

credit rating of our debt securities or placing us on a watch list for possible future downgrading could limit our access to credit markets, increase our cost of financing and have an adverse effect on the market price of our securities, including our Senior Notes.

We participate in German statutory energy programs.

Our German mills sell surplus green energy at fixed prices or “tariffs” pursuant to the Renewable Energy Act.

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

The German government further amended the Renewable Energy Act effective January 1, 2017, so that funding for renewable energy is to be allocated through an auction system, primarily to create a competitive bidding process for new installations of wind, solar and biomass energy. Our Friesau mill’s tariff expires in 2029. However, the amendments provide that existing pulp mills, including our German pulp mills, are ineligible for such auction process and instead will have their tariffs renewed upon expiry of their initial 20-year terms for a further 10-year period, based upon the price received in the last year prior to renewal, regressing at a rate of 8% per annum. Currently we expect our Rosenthal mill’s initial 20-year tariff to expire on December 31, 2020 and our Stendal mill’s initial 20-year tariff to expire on December 31, 2024. Such 10-year extensions for such pulp mills have been notified by the German government to the European Commission for review for compliance with applicable state aid rules. We have been advised by German governmental authorities that such extensions may not be permitted under EU rules. As a result, we cannot currently predict whether such promulgated amendments to the Renewable Energy Act will become effective. If they do not become effective, we cannot predict what further resulting amendments the German government may put into effect and their effect on our German mills’ sale or consumption of energy after the expiry of their current terms on December 31, 2020 for Rosenthal and December 31, 2024 for Stendal.

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

The majority of our employees are unionized and we have collective agreements in place with our employees at all of our mills, other than the Peace River mill which is non-union. Although we have not experienced any material work stoppages in the past, there can be no assurance that we will be able to negotiate acceptable collective agreements or other satisfactory arrangements with our employees upon the expiration of our collective agreements. This could result in a strike or work stoppage by the affected workers. The registration or renewal of the collective agreements or the outcome of our wage negotiations could result in higher wages or benefits paid to union members. Additionally, changing demographics may make it more difficult for us to recruit skilled employees in the future. Accordingly, we could experience a significant disruption of our operations or higher ongoing labor costs, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, whenever we seek to reduce workforce at any of our mills, the affected mill’s labor force could seek to hinder or delay such actions, we could incur material severance or other costs and our operations could be disrupted.

(49)

We are dependent on key personnel.

Our future success depends, to a large extent, on the efforts and abilities of our executive and senior mill operating officers. Such officers are industry professionals, many of whom have operated through multiple business cycles.

The loss of one or more of our officers could make us less competitive, which could materially adversely affect our business, financial condition, results of operations and cash flows. We do not maintain any key person life insurance for any of our executive or senior mill operating officers.

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

(50)

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

We periodically use derivatives to manage certain risks which could cause significant fluctuations in our operating results.

We periodically use derivatives related to currency exchange rates, interest rates, commodity prices and energy prices.

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

(51)

augment our potential gains or reduce our potential losses depending on our perception of future economic events and developments.

Failures or security breaches of our information technology systems could disrupt our operations and negatively impact our business.

We use information technologies to manage our operations and various business functions. We rely on various technologies to process, store and report on our business and to communicate electronically between our facilities, personnel, customers and suppliers as well as for administrative functions and many of such technology systems are independent on one another for their functionality. We also use information technologies to process financial information and results of operations for internal reporting purposes and to comply with regulatory, legal and tax requirements. We rely on third party providers for some of these information technologies and support. Our ability to effectively manage our business and coordinate the production, distribution and sale of our products is highly dependent on our technology systems. Despite our security design and controls and other operational safeguards, and those of our third party providers, our information technology systems may be vulnerable to a variety of interruptions, including during the process of upgrading or replacing hardware, software, databases or components thereof, natural disasters, terrorist attacks, telecommunications failures, computer viruses, cyber-attacks, hackers, unauthorized access attempts and other security issues or may be breached due to employee error, malfeasance or other disruptions. Any such interruption or breach could result in operational disruptions or the misappropriation of sensitive data that could subject us to civil and criminal penalties, litigation or have a negative impact on our reputation. There can be no assurance that such disruptions or misappropriations and the resulting repercussions will not negatively impact our cash flows and materially affect our results of operations or financial condition.

In addition, many of our information technology systems, such as those we use for administrative functions, including human resources, payroll, accounting and internal and external communications, as well as the information technology systems of our third-party business partners and service providers, whether cloud-based or hosted in proprietary servers, contain personal, financial or other information that is entrusted to us by our customers and personnel. Many of our information technology systems also contain proprietary and other confidential information related to our business, such as business plans and research and development initiatives. To the extent we or a third party were to experience a material breach of our or such third party’s information technology systems that result in the unauthorized access, theft, use, destruction or other compromises of our customers’ or personnel’s data or confidential information stored in such systems, including through cyber-attacks or other external or internal methods could result in a violation of applicable privacy and other laws, and subject us to litigation and governmental investigations and proceedings, any of which could result in our exposure to material liability. For example, the European Union adopted a new regulation that became effective in May 2018, called the General Data Protection Regulation, or “GDPR”, which requires companies to meet new requirements regarding the handling of personal data, including its use, protection and transfer and the ability of persons whose data is stored to correct or delete such data about themselves. Failure to meet the GDPR requirements could result in penalties of up to 4% of annual worldwide revenue. The GDPR also confers a private right of action on certain individuals and associations.

(52)

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

As a result of our international sales and operations, we are subject to trade and economic sanctions and other restrictions imposed by the United States, Canada and other governments or organizations, including prohibitions in the United States against foreign competitors’ (including our operating subsidiaries) receipt of certain unlawful foreign governmental benefits. We are also subject to the U.S. Foreign Corrupt Practices Act of 1977, the Canadian Corruption of Foreign Public Officials Act and other anti-bribery laws that generally bar bribes or unreasonable gifts to foreign governments or officials. Changes in trade sanctions laws could restrict our business practices, including cessation of business activities in sanctioned countries or with sanctioned entities, and may result in modifications to compliance

(53)

programs. Violations of these laws or regulations could result in sanctions including fines, loss of authorizations needed to conduct our international business, the imposition of tariffs or duties and other penalties, which could adversely impact our business, operating results and financial condition.

We are exposed to interest rate fluctuations.

Interest on borrowings under our revolving credit facilities are at “floating” rates. As a result, increases in interest rates will increase our costs of borrowing and reduce our operating margins.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We own the Rosenthal, Stendal, Celgar, Peace River pulp mills, the Friesau mill and their underlying properties and have a 50% joint venture interest in the Cariboo pulp mill. We also own sandalwood plantations in Western Australia.

Rosenthal Mill. The Rosenthal mill is situated on a 230 acre site in the town of Rosenthal am Rennsteig in the state of Thüringia, approximately 300 kilometers south of Berlin. The Saale River flows through the site of the mill. In late 1999, we completed a major capital project which converted the Rosenthal mill to the production of kraft pulp. It is a single line mill with a current annual production capacity of approximately 360,000 ADMTs of kraft pulp. The mill is self-sufficient in steam and electrical power. Some excess electrical power which is constantly generated is sold to the regional power grid. The facilities at the mill include:

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

(54)

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

Peace River Mill. The Peace River mill is situated on a 791 acre site near the town of Peace River, Alberta, approximately 490 kilometers north of Edmonton. The mill has an annual production capacity of approximately 475,000 ADMTs of kraft pulp and 65 MW of electrical generation. The facilities at the Peace River mill include:

•	an approximately 90,000 square meter paved fiber (wood chip) storage area and approximately 700,000 cubic meter log storage area;

•	an approximately 90 railcar siding/storage plus an additional 75 railcar siding/storage;

(55)

•	an on-site water intake and water treatment system for supplying mill water, potable water and fire system water;

•	a fiber-line which includes a dual vessel hydraulic digester, a single stage oxygen delignification system and a four stage bleach plant;

•	a single pulp machine which includes a main pulp dryer and a booster pulp dryer, a cutter and two bale lines;

•	an 11,000 ADMT on-site pulp storage warehouse with railcar loading bays;

•	a chemical recovery line which includes a recovery boiler, evaporation plant, recausticizing plant and a lime kiln;

•	a waste water treatment system with an additional lined bio-solids storage basin; and

•	a power station with a 25 MW condensing turbine and 45 MW back pressure turbine.

Friesau Mill. The Friesau mill is situated on a 62 acre site in the town of Saalburg-Ebersdorf, Germany, approximately 300 kilometers south of Berlin and only 16 kilometers from the Rosenthal mill. It is a two line sawmill with an annual production capacity of approximately 550 MMfbm of lumber on a continuously operating basis. The mill also sells electrical power generation to the regional power grid at fixed green power tariffs. The mill is self-sufficient in thermal power. The facilities at the Friesau mill include:

•	an approximately one million square feet roundwood storage area;

•	three log debarking and two sorting lines;

•	two Linck sawing lines;

•	56 lumber kilns capable of matching sawmill production;

•	a two line planer mill;

•	an approximately 663,800 square feet finished goods storage area; and

•	a biomass fueled cogeneration power plant capable of producing 13 MW of electrical power.

Santanol. Santanol owns and leases approximately 2,500 hectares of existing Indian sandalwood plantations and a processing and extraction plant in Western Australia.

(56)

The Manufacturing Process

The following diagram provides a simplified description of the kraft pulp manufacturing process at our pulp mills:

In order to transform wood chips into kraft pulp, wood chips undergo a multi-step process involving the following principal stages: chip screening, digesting, pulp washing, screening, bleaching and drying.

In the initial processing stage, wood chips are screened to remove oversized chips and sawdust and are conveyed to a pressurized digester where they are heated and cooked with chemicals. This occurs in a continuous process at the Celgar, Peace River, Cariboo and Rosenthal mills and in a batch process at the Stendal mill. This process softens and eventually dissolves the phenolic material called lignin that binds the fibers to each other in the wood.

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

(57)

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

Our Friesau mill principally manufactures finished sawn lumber milled from spruce and pine, including European metric and specialty lumber, U.S. dimensional lumber and J-grade lumber, in various sizes and grades. The process for manufacturing lumber results in a significant percentage of each sawlog ending up as by-products or residuals such as wood chips, trim blocks, sawdust shavings and bark, which are typically sold to a wide variety of customers. In addition, we utilize a significant portion of the chips from the Friesau mill at our Rosenthal pulp mill.

Other Properties. In addition, we own a logistics and reload center near Trail, British Columbia and lease offices in Vancouver, British Columbia, Berlin, Arneburg and Hamburg, Germany, Perth, Australia and Seattle, Washington.

ITEM 3.	LEGAL PROCEEDINGS

We are subject to routine litigation incidental to our business. We do not believe that the outcome of such litigation will have a material adverse effect on our business or financial condition.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

(58)

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)        Market Information. Our shares are quoted for trading on the NASDAQ Global Select Market under the symbol “MERC”. The following table sets forth the high and low sale prices of our shares on the NASDAQ Global Select Market for each quarter in the two-year period ended December 31, 2018:

Fiscal Quarter Ended	High	Low
2018
March 31	$14.90	$12.05
June 30	$17.75	$12.20
September 30	$18.75	$15.45
December 31	$19.14	$9.36

2017
March 31	$12.98	$10.35
June 30	$12.70	$10.95
September 30	$12.45	$10.45
December 31	$15.00	$11.70

(b)        Shareholder Information. As at February 13, 2019, there were approximately 200 holders of record of our shares and a total of 65,201,661 shares were outstanding.

(c)        Dividend Information. On February 14, 2019, our board of directors approved a quarterly dividend of $0.125 per share to be paid to holders of our common stock on April 3, 2019 to shareholders of record on March 27, 2019.

In 2018, our board of directors approved four quarterly dividend payments of $0.125 per share each, the first being paid on April 4, 2018, the second being paid on July 6, 2018, the third being paid on October 3, 2018 and the fourth being paid on December 20, 2018.

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

(d)        Equity Compensation Plans. The following table sets forth information as at December 31, 2018 with respect to the shares of our common stock that may be issued under our existing equity compensation plans.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Plan Category
Equity compensation plans approved by shareholders	-	(1)	$-	2,819,121	(2)
Equity compensation plans not approved by shareholders	-		$-	-

(59)

(1)

Excludes 31,130 outstanding restricted shares which vest in 2019 and a maximum of 2,036,008 outstanding performance share units, 898,790 of which had vested as at December 31, 2018. The underlying shares of common stock relating to the vested performance share units were issued in February 2019. Of the remaining 1,137,218 performance share units, 503,344 will vest in 2019 and 633,874 will vest in 2020. The actual number of shares of common stock issued in respect of unvested performance share units will vary from 0% to 200% of performance share units granted, based upon achievement of performance objectives established for such awards.

(2)

Represents the number of shares of our common stock remaining available for issuance under the 2010 Plan as of December 31, 2018. Our 2010 Plan replaced the 2004 Plan and the 1992 Plan expired in 2008. Our 2010 Plan provides for options, restricted stock rights, restricted shares, performance shares, performance share units and stock appreciation rights to be awarded to employees, consultants and non-employee directors.

(e)        Performance Graph. The following graph shows a five-year comparison of cumulative total shareholder return, calculated on an assumed dividend reinvested basis, for our common stock, the NASDAQ Stock Market Index, referred to as the “NASDAQ Index”, and Standard Industrial Classification, or “SIC”, Code Index (SIC Code 2611 - pulp mills), referred to as the “Industry Index”. The graph assumes $100 was invested in each of our common stock, the NASDAQ Index and the Industry Index on December 31, 2013. Data points on the graph are annual.

COMPARISON OF CUMULATIVE TOTAL RETURN

ASSUMES $100 INVESTED DEC. 31, 2013

ASSUMES DIVIDENDS REINVESTED

FISCAL YEAR ENDING DEC. 31, 2018

	2013	2014	2015	2016	2017	2018
Mercer International Inc.	$100.00	$123.27	$93.04	$115.55	$161.48	$122.13
Industry Index	$100.00	$123.38	$93.04	$115.56	$161.49	$122.15
NASDAQ Index	$100.00	$114.75	$122.74	$133.62	$173.22	$168.30

(60)

ITEM 6.	SELECTED FINANCIAL DATA

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

	Year Ended December 31,
	2018(1)		2017		2016		2015		2014
	(in thousands, other than per share amounts and operating data)
Statement of Operations Data
Pulp segment revenues	$1,268,204		$1,071,715		$931,623		$1,033,204		$1,175,112
Wood products segment revenues	189,036		97,430
Corporate and other revenues	478

Total revenues	$1,457,718		$1,169,145		$931,623		$1,033,204		$1,175,112

Pulp segment operating income	$274,356		$171,279	(2)	$124,594	(2)	$171,850	(2)	$167,892	(2)
Wood products segment operating income	6,203		5,610
Corporate and other operating loss	(12,692)		(8,335)		(9,470)		(4,923)		(4,464)

Total operating income	$267,867		$168,554		$115,124		$166,927		$163,428

Pulp segment depreciation and amortization	$87,628		$80,833		$71,476		$67,761		$77,675
Wood products segment depreciation and amortization	8,485		4,060
Corporate and other depreciation and amortization	616		401		508		572		337

Total depreciation and amortization	$96,729		$85,294		$71,984		$68,333		$78,012

Costs and expenses	$1,189,851		$1,000,591	(2)	$816,499	(2)	$866,277	(2)	$1,011,684	(2)
Interest expense	$51,464		$54,796		$51,575		$53,891		$67,516
(Loss) gain on settlement of debt	$(21,515	)(3)	$(10,696	)(4)	$(454	)(4)	$-		$3,357
Legal cost award	$(6,951)		$-		$-		$-		$-
Acquisition commitment fee	$(5,250)		$-		$-		$-		$-
Other income (expenses)	$(5,417)		$873	(2)	$(3,631	)(2)	$(8,085	)(2)	$4,923	(2)
Net income	$128,589		$70,483		$34,943		$75,502		$113,154
Net income per common share
Basic	$1.97		$1.09		$0.54		$1.17		$1.82
Diluted	$1.96		$1.08		$0.54		$1.17		$1.81
Dividends declared per common share	$0.50		$0.47		$0.46		$0.23		$-
Weighted average shares outstanding
Basic	65,133		64,916		64,631		64,381		62,013
Diluted	65,771		65,393		65,098		64,777		62,515

Balance Sheet Data
Current assets	$810,699		$852,339	(5)	$401,851		$388,811		$357,867	(6)
Current liabilities	$195,388		$430,466	(5)	$93,170		$104,421		$115,503
Working capital	$615,311		$421,873		$308,681		$284,390		$242,364	(6)
Total assets(7)	$1,975,735		$1,724,710	(5)	$1,158,708		$1,182,817		$1,306,229	(6)
Long-term liabilities	$1,198,918		$743,578		$686,410		$695,420		$751,846	(6)
Total equity	$581,429		$550,666		$379,128		$382,976		$438,880

Selected Production, Sales and Other Data
Pulp Segment
Pulp production (‘000 ADMTs)
NBSK	1,451.3		1,507.0		1,428.4		1,458.0		1,485.0
NBHK	21.3
Pulp sales (‘000 ADMTs)
NBSK	1,418.0		1,515.1		1,428.7		1,463.1		1,486.4
NBHK	22.9
Average pulp sales realizations ($/ADMT)(8)
NBSK	821		640		586		640		715
NBHK	707
Energy production (‘000 MWh)	1,625.2		1,888.3		1,812.6		1,846.8		1,853.5
Energy sales (‘000 MWh)	615.2		822.1		785.8		815.0		807.8
Average energy sales realizations ($/MWh)	103		95		91		92		110

Wood Products Segment
Lumber production (MMfbm)	398.7		281.3
Lumber sales (MMfbm)	412.9		213.5
Average lumber sales realizations ($/Mfbm)	408		385
Energy production and sales (‘000 MWh)	86.3		73.7
Average energy sales realizations ($/MWh)	125		120

(61)

(1)	Includes results of MPR since December 10, 2018 and excludes energy sales relating to our 50% joint venture interest in CPP, which is accounted for as an equity investment.
(2)

Adjusted as a result of our adoption of Accounting Standards Update 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Post-Retirement Benefit Cost, in the current year. See Note 1 to our Consolidated Financial Statements.

(3)	Redemption of $300.0 million of 2022 Senior Notes.
(4)	Redemption of 2019 Senior Notes.
(5)	In December 2017, we issued $300.0 million of 2026 Senior Notes and used the proceeds along with cash on hand to redeem, on January 5, 2018, $300.0 million of 2022 Senior Notes.
(6)

Adjusted as a result of our adoption of Accounting Standards Update 2015-17, Balance Sheet Classification of Deferred Taxes, and Accounting Standards Update 2015-03, Simplifying the Presentation of Debt Issuance Costs.

(7)	We do not report the effect of government grants relating to our assets in our income. These grants reduce the cost basis of the assets purchased. See Item 1. “Business – Capital Expenditures”.
(8)	Sales realizations after customer discounts, rebates and other selling concessions. Incorporates the effect of pulp price variations occurring between the order and shipment dates.

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

Operating EBITDA has significant limitations as an analytical tool, and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are that Operating EBITDA does not reflect: (i) our cash expenditures, or future requirements, for capital expenditures or contractual commitments; (ii) changes in, or cash requirements for, working capital needs; (iii) the significant interest expense, or the cash requirements necessary to service interest or principal payments, on our outstanding debt; (iv) the impact of realized or marked to market changes in our derivative positions, which can be substantial; and (v) the impact of non-recurring impairment charges against our investments or assets. Because of these limitations, Operating EBITDA should only be considered as a supplemental performance measure and should not be considered as a measure of liquidity or cash available to us to invest in the growth of our business. Because all companies do not calculate Operating EBITDA in the same manner, Operating EBITDA as calculated by us may differ from Operating EBITDA or EBITDA as calculated by other companies. We compensate for these limitations by using Operating EBITDA as a supplemental measure of our performance and by relying primarily on our GAAP financial statements.

(63)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of our operations for the years ended December 31, 2018, 2017 and 2016 is based upon and should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this annual report. This annual report contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those indicated in forward-looking statements. See “Cautionary Note Regarding Forward-Looking Statements” and Item 1A. “Risk Factors”.

Results of Operations

General

We have two reportable operating segments:

•	Pulp – consists of the manufacture, sale and distribution of pulp, electricity and other by-products at our pulp mills.

•	Wood Products – consists of the manufacture, sale and distribution of lumber, electricity and other wood residuals at the Friesau mill.

Each segment offers primarily different products and requires different manufacturing processes, technology and sales and marketing.

Until December 10, 2018, we operated three pulp mills, two of which are located in Germany and one in Western Canada. Such pulp mills have a combined production capacity of approximately 1.5 million ADMTs of NBSK pulp and 305 MW of electrical generation. On December 10, 2018, we acquired MPR which operates the Peace River mill in Alberta and has a 50% joint venture interest in the Cariboo mill in British Columbia. The Peace River mill is a swing mill that produces both NBSK and NBHK. We currently have consolidated annual kraft pulp production capacity of approximately 2.2 million ADMTs, of which approximately 86% is NBSK and the balance is NBHK.

The Friesau mill is located in Germany and has an annual production capacity of 550 million board feet of lumber and 13 MW of electrical generation.

Markets for kraft pulp are global, cyclical and commodity based. Our financial performance depends on a number of variables that impact sales and production costs. Sales and production results for kraft pulp are influenced largely by the market price for kraft pulp, fiber costs and foreign currency exchange rates. Kraft pulp prices are highly cyclical and primarily determined by the balance between supply and demand. Pricing and demand are influenced by global macro-economic conditions, changes in consumption and industry capacity, the level of customer and producer inventories and fluctuations in exchange rates. The average European list prices for NBSK pulp between 2009 and 2018 have fluctuated between a low of $575 per ADMT in 2009 to a high of $1,230 per ADMT in 2018. The average North American list prices for NBHK pulp between 2009 and 2018 have fluctuated between a low of $520 per ADMT in 2009 to a high of $1,235 per ADMT in 2018.

Our financial performance is also impacted by changes in the dollar to euro and Canadian dollar exchange rates. Changes in currency rates affect our operating results because most of our operating costs at our German mills are incurred in euros and those at our Canadian mills are in Canadian dollars. These costs do not fluctuate with the dollar to euro or Canadian dollar exchange rates. Thus, an increase in the strength

(64)

of the dollar versus the euro and the Canadian dollar decreases our operating costs and increases our operating margins and income from operations. Conversely, a weakening of the dollar against the euro and the Canadian dollar tends to increase our operating costs and decrease our operating margins and income from operations. Our energy, chemical and European lumber sales are made in local currencies and, as a result, decline in dollar terms when the dollar strengthens and increase when the dollar weakens.

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

In 2018, the dollar was 5% weaker against the euro compared to 2017, which increased our euro denominated costs and expenses. In 2018, the dollar was flat against the Canadian dollar compared to 2017. In 2017, the dollar was 2% weaker against the euro and Canadian dollar compared to 2016, which increased our euro and Canadian dollar denominated costs and expenses. In 2016, a generally overall strong dollar benefited our costs and expenses.

In 2018, average list prices for NBSK pulp increased by approximately 31% in Europe and 23% in China compared to 2017 as a result of steady demand. In 2017, list prices for NBSK pulp increased by approximately 15% compared to 2016.

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

In the first half of 2018, European and U.S. lumber markets were strong with prices near multi-year highs. In the third quarter of 2018, European and U.S. lumber markets weakened with prices declining. European lumber pricing declined due to an increase in beetle and storm damaged wood entering the market at lower prices. U.S. lumber pricing declined as a response to record pricing earlier in 2018 which resulted in increased supply and high customer inventory levels combined with a slower summer housing market. This pricing stabilized at the end of 2018. In 2017, European and U.S. lumber markets were strong with prices near multi-year highs.

Production and sales of energy and chemicals are key revenue sources for us. In 2018, 2017 and 2016, we generated and sold 701,507 MWh, 895,818 MWh and 785,845 MWh, respectively, of renewable energy. Further initiatives to increase our generation and sales of renewable energy, chemicals and other by-products will continue to be a key focus for us. Such further initiatives may require additional capital spending.

Energy and chemicals are by-products of our pulp and lumber production and the volumes generated and sold are primarily related to the rate of production. Prices for our energy and chemical sales are generally stable and unrelated to cyclical changes in pulp or lumber prices. In 2018, our energy and chemical revenues decreased by approximately 12% compared to 2017 primarily due to the maintenance work on our Stendal and Celgar turbines. In 2017, our energy and chemical revenues increased by approximately 20% compared to 2016 due to the acquisition of the Friesau mill and higher production at our pulp mills.

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

In 2018, our per unit fiber costs increased by approximately 18% for our pulp segment and 7% for our wood products segment primarily as a result of lower availability of pulp logs and demand from coastal pulp mills in Celgar’s fiber basket and increased demand from competitors in our European fiber procurement areas. In 2018, harvesting activities in both British Columbia and Germany were negatively impacted by short-term interruptions resulting from unseasonably wet winter conditions. Additionally, in British Columbia, there was lower pulp log availability as sawmills focused harvesting activities on rebuilding low sawlog inventories. In 2017, our per unit fiber costs in our pulp segment were flat compared to 2016, primarily as a result of a balanced wood market in both Germany and the Celgar mill’s fiber basket.

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

The following table sets out the number of days (and ADMTs) of annual maintenance downtime for our pulp segment for the periods indicated:

	Year Ended December 31,
	2018(1)		2017		2016
	Days	ADMTs	Days	ADMTs	Days	ADMTs
	(in thousands, except numbers of days)
Pulp segment	54	75.6	35	48.0	43	61.4

(1)	Excluding MPR, which was acquired on December 10, 2018.

In 2019, excluding the Peace River mill, we currently have scheduled maintenance downtime for our pulp mills of 47 days, or approximately 74,300 ADMTs. Of such downtime, an aggregate of two days, or approximately 3,700 ADMTs, will be in the second quarter, an aggregate of ten days, or approximately 12,300 ADMTs, in the third quarter and an aggregate of 35 days, or 58,300 ADMTs, in the fourth quarter.

In 2019, we intend to undertake the replacement of the lower furnace of the boiler at the Peace River mill as a result of a boiler incident that occurred in 2017. Such work is planned to commence in the later part of August 2019, take approximately 58 days, or approximately 95,000 ADMTs, and insurance is expected to cover the estimated costs of about $50.0 million. Upon completion, the mill will have a new state-of-the-art boiler. We also expect to receive business interruption insurance for the extra downtime for repairs resulting from the prior incident. Such business interruption insurance proceeds will be recorded as a reduction to our cost and expenses.

Unexpected maintenance downtime can be particularly disruptive in our industry.

Selected 2018 Highlights

In 2018, we:

•	achieved record net income of $128.6 million and Operating EBITDA* of $364.6 million driven by higher pulp sales realizations;

(66)

•	significantly expanded our pulp operations through the acquisition of MPR; and

•	completed significant capital investments which were focused on increasing our efficiency, productivity and lowering the risk of unplanned downtime.

*See “– Summary Financial Highlights” for a reconciliation of net income to Operating EBITDA.

Current Market Environment

In 2018, continuing steady demand led to higher pulp prices and sales realizations compared to 2017. In 2018, our NBSK pulp sales realizations increased by 28% compared to 2017. At December 31, 2018, NBSK list prices in Europe, China and North America were approximately $1,185, $725 and $1,430 per ADMT, respectively, and NBHK prices in China and North America were $710 and $1,230 per ADMT, respectively. As at December 31, 2018, the world kraft pulp producer inventories were about 41 days’ supply for NBSK and about 47 days’ supply for NBHK. At the start of 2019, we are starting to see increased demand in China which we expect will lower inventory levels.

We believe the new pulp production capacity that came online did not materially adversely impact the market in 2018 as a result of steady demand growth and expected supply limitations. Further, we are not expecting any material new pulp capacity to come online in the near term. As a result, we currently expect overall steady pulp demand in the near term.

Currently the European lumber market is strong and prices continue to be near multi-year highs and are expected to remain steady in the near term. The U.S. lumber market is weak as a response to record pricing earlier in 2018 which resulted in increased supply and high customer inventory levels combined with a slower summer housing market.

Summary Financial Highlights

	Year Ended December 31,
	2018(1)		2017		2016
	(in thousands, other than percent and per share amounts)
Statement of Operations Data
Pulp segment revenues	$1,268,204		$1,071,715		$931,623
Wood products segment revenues	189,036		97,430
Corporate and other revenues	478

Total revenues	$1,457,718		$1,169,145		$931,623

Pulp segment operating income	$274,356		$171,279	(2)	$124,594	(2)
Wood products segment operating income	6,203		5,610
Corporate and other operating loss	(12,692)		(8,335)		(9,470)

Total operating income	$267,867		$168,554		$115,124

Pulp segment depreciation and amortization	$87,628		$80,833		$71,476
Wood products segment depreciation and amortization	8,485		4,060
Corporate and other depreciation and amortization	616		401		508

Total depreciation and amortization	$96,729		$85,294		$71,984

Operating EBITDA(3)	$364,596		$253,848	(2)	$187,108	(2)
Operating EBITDA margin(3)	25%		22%		20%
Loss on settlement of debt	$(21,515	)(4)	$(10,696	)(5)	$(454	)(5)
Provision for income taxes	$(48,681)		$(33,452)		$(24,521)
Net income	$128,589		$70,483		$34,943
Net income per common share
Basic	$1.97		$1.09		$0.54
Diluted	$1.96		$1.08		$0.54
Common shares outstanding at period end	65,202		65,017		64,694

(1)	Includes results of MPR since December 10, 2018.
(2)

Adjusted as a result of our adoption of Accounting Standards Update 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Post-Retirement Benefit Cost, in the current year. See Note 1 to our Consolidated Financial Statements.

(67)

(3)

See “Non-GAAP Financial Measures” for a description of Operating EBITDA and Operating EBITDA margin, their limitations and why we consider them to be useful measures. The following table provides a reconciliation of net income to operating income and Operating EBITDA for the years indicated:

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Net income	$128,589	$70,483	$34,943
Provision for income taxes	48,681	33,452	24,521
Interest expense	51,464	54,796	51,575
Loss on settlement of debt	21,515	10,696	454
Legal cost award	6,951	-	-
Acquisition commitment fee	5,250	-	-
Other expenses (income)	5,417	(873)	3,631

Operating income	267,867	168,554	115,124
Add: Depreciation and amortization	96,729	85,294	71,984

Operating EBITDA	$364,596	$253,848	$187,108

(4)	Redemption of $300.0 million of 2022 Senior Notes.
(5)	Redemption of 2019 Senior Notes.

Selected Production, Sales and Other Data

Selected production, sales and exchange rate data for the periods indicated:

	Year Ended December 31,
	2018(1)		2017	2016
Pulp Segment
Pulp production (‘000 ADMTs)
NBSK	1,451.3		1,507.0	1,428.4
NBHK	21.3
Annual maintenance downtime (‘000 ADMTs)	75.6		48.0	61.4
Annual maintenance downtime (days)	54		35	43
Pulp sales (‘000 ADMTs)
NBSK	1,418.0		1,515.1	1,428.7
NBHK	22.9
Average NBSK pulp list prices in Europe ($/ADMT)(2)	1,183		901	803
Average NBSK pulp list prices in China ($/ADMT)(2)	878		712	599
Average NBSK pulp list prices in North America ($/ADMT)(2)	1,337		1,105	978
Average pulp sales realizations ($/ADMT)(3)
NBSK	821		640	586
NBHK	707
Energy production (‘000 MWh)	1,625.2	(4)	1,888.3	1,812.6
Energy sales (‘000 MWh)	615.2	(4)	822.1	785.8
Average energy sales realizations ($/MWh)	103		95	91

Wood Products Segment
Lumber production (MMfbm)	398.7		281.3
Lumber sales (MMfbm)	412.9		213.5
Average lumber sales realizations ($/Mfbm)	408		385
Energy production and sales (‘000 MWh)	86.3		73.7
Average energy sales realizations ($/MWh)	125		120

Average Spot Currency Exchange Rates
$ / €(5)	1.1817		1.1301	1.1072
$ / C$(5)	0.7722		0.7710	0.7558

(1)	Includes results of MPR since December 10, 2018.
(2)	Source: RISI pricing report.
(3)	Sales realizations after customer discounts, rebates and other selling concessions. Incorporates the effect of pulp price variations occurring between the order and shipment dates.
(4)	Excludes energy production and sales relating to our 50% joint venture interest in CPP, which is accounted for as an equity investment.
(5)	Average Federal Reserve Bank of New York Noon Buying Rates over the reporting period.

(68)

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

Consolidated - Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

Total revenues in 2018 increased by approximately 25% to $1,457.7 million from $1,169.1 million in 2017 primarily due to higher pulp sales realizations and the inclusion of wood products segment revenues for the full year partially offset by lower pulp sales volumes.

Costs and expenses in 2018 increased by approximately 19% to $1,189.9 million from $1,000.6 million in 2017 primarily due to higher per unit fiber costs, higher maintenance costs and the inclusion of our wood products segment results for the full year.

In 2018, cost of sales depreciation and amortization increased to $96.3 million from $84.9 million in 2017 due to the completion of large capital projects at our mills, the inclusion of depreciation for our wood products segment for the full year and the negative impact of a weaker dollar on our euro denominated depreciation expense.

Selling, general and administrative expenses increased to $61.5 million in 2018 from $49.7 million in 2017 primarily due to increased business development activities, the inclusion of our wood products segment for the full year and the negative impact of a weaker dollar on our euro denominated expenses.

In 2018, our operating income increased by approximately 59% to $267.9 million from $168.6 million in 2017 as higher NBSK pulp sales realizations more than offset higher per unit fiber costs, higher maintenance costs and lower energy and pulp sales volumes.

In 2018, we redeemed $300.0 million of 2022 Senior Notes at a cost, including premium, of $317.4 million and recorded a loss on such redemption of $21.5 million (being $0.33 per share). In 2017, we redeemed $227.0 million of our 7.0% 2019 Senior Notes at a cost, including premium, of $234.9 million and recorded a loss on such redemption of $10.7 million (being $0.16 per share).

Interest expense in 2018 decreased to $51.5 million from $54.8 million in 2017 primarily as a result of a lower overall average interest rate during the year on our outstanding indebtedness.

In 2018, we incurred expenses of $7.0 million in connection with the legal cost award and $5.3 million in an acquisition commitment fee related to our acquisition of MPR.

In 2018, we incurred other expenses of $5.4 million primarily due to a foreign exchange loss on the strengthening of the dollar on our Canadian dollar denominated cash held to purchase MPR.

During 2018, income tax expense increased to $48.7 million from $33.5 million in 2017 primarily due to higher taxable income for our German mills. In 2018, record net income resulted in our loss carryforwards and other deductions being reduced, resulting in current income taxes of $32.1 million.

In 2018, after giving effect to costs of $33.7 million, or $0.52 per basic and $0.51 per diluted share, for the loss on the redemption of senior notes, the legal cost award and the acquisition commitment fee, our net income increased to $128.6 million, or $1.97 per basic and $1.96 per diluted share, from $70.5 million, or $1.09 per basic and $1.08 per diluted share, after giving effect to costs of $10.7 million for the loss on the redemption of senior notes in 2017.

In 2018, Operating EBITDA increased by approximately 44% to $364.6 million from $253.8 million in 2017 as higher NBSK pulp sales realizations more than offset higher per unit fiber costs, higher maintenance costs and lower energy and pulp sales volumes.

(69)

Pulp Segment – Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

Selected Financial Information

	Year Ended December 31,
	2018(1)	2017
	(in thousands)
Pulp revenues	$1,190,588	$979,645
Energy and chemical revenues	$77,616	$92,070
Depreciation and amortization	$87,628	$80,833
Operating income	$274,356	$171,279

(1)	Results of MPR included from December 10, 2018.

Pulp revenues in 2018 increased by approximately 22% to $1,190.6 million from $979.6 million in 2017 due to higher sales realizations and the inclusion of $29.8 million of revenues from the MPR acquisition partially offset by lower sales volumes.

Energy and chemical revenues decreased by approximately 16% to $77.6 million in 2018 from $92.1 million in 2017 primarily due to scheduled maintenance work on one turbine at each of our Stendal and Celgar mills and lower pulp production. The turbine at the Stendal mill was taken offline for a scheduled maintenance in April 2018 and did not resume service until July 2018. The turbine at the Celgar mill was taken offline to complete maintenance work identified during the second quarter shut and did not resume service until late August 2018.

NBSK pulp production decreased by approximately 4% to 1,451,327 ADMTs in 2018 from 1,507,019 ADMTs, being an annual production record, in 2017. In 2018, with the acquisition of MPR, we also produced 21,263 ADMTs of NBHK pulp. In 2018, we had annual scheduled maintenance downtime of 54 days (approximately 75,600 ADMTs), compared to 35 days (approximately 48,000 ADMTs) in 2017.

We estimate that such maintenance downtime in 2018 adversely impacted our operating income by approximately $72.9 million, comprised of approximately $45.3 million in direct out-of-pocket expenses and the balance in reduced production. Many of our competitors that report their financial results using International Financial Reporting Standards, referred to as “IFRS”, capitalize their direct costs of maintenance downtime.

NBSK pulp sales volumes decreased by approximately 6% to 1,417,961 ADMTs in 2018 compared to 1,515,084 ADMTs in 2017 primarily due to lower production. In 2018, we also sold 22,907 ADMTs of NBHK pulp.

In 2018, list prices for NBSK pulp increased from 2017, largely as a result of continued steady demand. Average list prices for NBSK pulp in Europe were approximately $1,183 per ADMT in 2018, compared to approximately $901 per ADMT in 2017. Average list prices for NBSK pulp in China and North America were approximately $878 per ADMT and $1,337 per ADMT, respectively, in 2018 compared to approximately $712 per ADMT and $1,105 per ADMT, respectively, in 2017.

Average NBSK pulp sales realizations increased by approximately 28% to $821 per ADMT in 2018 from approximately $640 per ADMT in 2017 due to higher list prices. In 2018, NBHK pulp sales realizations were $707 per ADMT.

As a result of the effect of a stronger dollar at the end of 2018, we recorded a positive impact on our dollar denominated cash and receivables held at our operations, which was mostly offset by the negative impact of an overall 5% weaker dollar against the euro, which increased the dollar cost of our euro denominated costs and expenses compared to 2017. In 2018, the net positive impact on operating income due to foreign exchange was $3.9 million.

(70)

Costs and expenses in 2018 increased by approximately 10% to $995.2 million from $901.8 million in 2017 primarily due to higher per unit fiber costs, higher maintenance costs and costs and expenses from our acquisition of MPR partially offset by lower sales volumes.

In 2018, depreciation and amortization increased to $87.6 million from $80.8 million in 2017 primarily due to the negative impact of a weaker dollar on our euro denominated depreciation expense, capital improvements at the Celgar mill and the depreciation expense for the acquisition of MPR.

On average, in 2018, overall per unit fiber costs increased by approximately 18% from 2017 primarily as a result of increased demand from competitors in our European fiber procurement areas and lower availability of pulp logs and demand from coastal pulp mills in Celgar’s fiber basket. Harvesting activities in both Germany and British Columbia were impacted by short-term interruptions resulting from unseasonably wet winter conditions. Additionally, in British Columbia, there was lower pulp log availability as sawmills focused harvesting activities on rebuilding low sawlog inventories. In 2019, we currently expect modestly lower per unit fiber costs as a result of improved harvesting conditions and the availability of storm damaged wood in Germany.

Transportation costs increased by approximately 5% to $80.4 million in 2018 from $76.4 million in 2017 primarily due to our acquisition of MPR.

In 2018, pulp segment operating income increased by approximately 60% to $274.4 million from $171.3 million in 2017 primarily due to higher pulp sales realizations partially offset by higher per unit fiber costs, higher maintenance costs and lower sales volumes.

Wood Products Segment – Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

Selected Financial Information

	Year Ended December 31,
	2018	2017(1)
	(in thousands)
Lumber revenues	$168,663	$82,176
Energy revenues	$10,831	$8,872
Wood residual revenues	$9,542	$6,382
Depreciation and amortization	$8,485	$4,060
Operating income	$6,203	$5,610

(1)	We acquired the Friesau mill in April 2017.

In 2018, lumber revenues were $168.7 million, of which approximately 25% of sales volumes were in the U.S. market and substantially all remaining sales were in Europe, compared to $82.2 million in 2017, the majority of which was in the European market. European lumber markets were generally strong with prices near multi-year highs and U.S. lumber markets were strong with a weakening near the end of 2018.

In 2018, lumber production increased to 398.7 MMfbm from 281.3 MMfbm in 2017 primarily as a result of the inclusion of our wood products segment results for the full year. In 2018, lumber sales volumes increased to 412.9 MMfbm in 2018 from 213.5 MMfbm in 2017.

In 2018, average lumber sales realizations increased by approximately 6% to $408 per Mfbm from $385 per Mfbm in 2017.

In 2018, energy and other by-product revenues increased to $20.4 million from $15.3 million in 2017 primarily as a result of the inclusion of our wood products segment results for the full year. In 2018, we sold 86,325 MWh of electricity compared to 73,698 MWh of electricity in 2017.

(71)

Our fiber costs were approximately 80% of our cash production costs in 2018. Unseasonably wet winter weather conditions in Germany early in 2018 resulted in lower harvesting activities and high fiber costs in 2018 compared to 2017. We currently expect modestly lower per unit fiber costs in 2019 as a result of improved harvesting conditions and the availability of beetle and storm damaged wood.

In 2018, depreciation and amortization for our wood products segment increased to $8.5 million from $4.1 million in 2017 as a result of the inclusion of a full year in 2018 and capital projects.

In 2018, our wood products segment operating income increased to $6.2 million from $5.6 million in 2017.

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

Consolidated – Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

Total revenues in 2017 increased by approximately 25% to $1,169.1 million from $931.6 million in 2016 primarily due to higher pulp revenues and the inclusion of $97.4 million of revenues from our wood products segment.

Costs and expenses in 2017 increased by approximately 23% to $1,000.6 million from $816.5 million in 2016 primarily due to the inclusion of our wood products segment and higher pulp sales volumes.

In 2017, cost of sales depreciation and amortization increased to $84.9 million from $71.5 million in 2016 due to the completion of large capital projects at our pulp mills and the acquisition of the Friesau mill.

Selling, general and administrative expenses increased to $49.7 million in 2017 from $44.5 million in 2016 primarily due to the inclusion of our wood products segment.

In 2017, our operating income increased by approximately 46% to $168.6 million from $115.1 million in 2016 primarily due to higher pulp sales realizations.

In the first quarter of 2017, we issued an aggregate of $250.0 million of 6.5% 2024 Senior Notes and utilized the proceeds primarily to acquire the Friesau mill and redeem $227.0 million of our 7.0% 2019 Senior Notes at a cost, including premium, of $234.9 million and recorded a loss on such redemption of $10.7 million (being $0.16 per share). In December 2017, we issued $300.0 million of 5.5% 2026 Senior Notes and used the proceeds and cash on hand to redeem, on January 5, 2018, $300.0 million of 2022 Senior Notes.

Interest expense in 2017 increased to $54.8 million from $51.6 million in 2016 primarily as interest accrued on the 2024 and 2026 Senior Notes issued in 2017 and the redeemed 2019 and 2022 Senior Notes during the requisite redemption notice periods and increased borrowings to partially finance the acquisition of the Friesau mill and build up its working capital.

During 2017, income tax expense increased to $33.5 million from $24.5 million in 2016 due to higher taxable income for our German mills.

In 2017, net income increased to $70.5 million, or $1.09 per basic and $1.08 per diluted share, from $34.9 million, or $0.54 per share, in 2016.

(72)

In 2017, Operating EBITDA increased by approximately 36% to $253.8 million from $187.1 million in 2016 primarily as a result of higher pulp sales realizations and, to a lesser degree, the inclusion of our wood products segment.

Pulp Segment – Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

Selected Financial Information

	Year Ended December 31,
	2017	2016
	(in thousands)
Pulp revenues	$979,645	$847,328
Energy and chemical revenues	$92,070	$84,295
Depreciation and amortization	$80,833	$71,476
Operating income	$171,279	$124,594

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

Costs and expenses in 2017 increased by approximately 12% to $901.8 million from $807.0 million in 2016 primarily due to higher sales volumes, the negative impact of a weaker dollar on our euro and Canadian dollar denominated costs and expenses and the reversal in 2016 of accruals for wastewater fees at our German mills of $20.8 million.

(73)

In 2017, depreciation and amortization increased to $80.8 million from $71.5 million in 2016 due to the completion of several major capital projects.

On average, in 2017 overall per unit fiber costs in Germany and for our Celgar mill were flat compared to 2016 primarily as a result of a balanced wood market in both Germany and the Celgar mill’s fiber basket.

Transportation costs increased by approximately 12% to $76.4 million in 2017 from $68.1 million in 2016 primarily due to higher sales volumes.

In 2017, pulp segment operating income increased by approximately 37% to $171.3 million from $124.6 million in 2016 primarily due to higher pulp sales realizations and sales volumes, partially offset by the negative impact of a weaker dollar and the reversal in 2016 of accruals for wastewater fees.

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

We produced 281.3 MMfbm of lumber. Lumber sales volumes were 213.5 MMfbm as we completed our inventory build-up to support sales to the U.S. market.

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

In 2017 we started realizing on identified fiber synergies between the Friesau mill and our Rosenthal pulp mill. During 2017, the facility shipped approximately 738,300 cubic meters of chips to Rosenthal, and Rosenthal shipped approximately 70,100 cubic meters of waste wood to Friesau. Both volumes are in line with our forecasts and have begun to lower costs at both mills. As at December 31, 2017, we estimate we have realized approximately $6.9 million of our expected synergy savings.

In 2017, depreciation and amortization for our wood products segment was $4.1 million.

In 2017, our wood products segment operating income was $5.6 million.

(74)

Sensitivities

Our earnings are sensitive to, among other things, fluctuations in:

Pulp Price. Pulp is a global commodity that is priced in dollars, whose markets are highly competitive and cyclical in nature. As a result, our earnings are sensitive to pulp price changes. Based upon our 2018 sales volume (adjusting for MPR operating for a full year and assuming all other factors remained constant), each $10.00 per tonne change in pulp list prices yields a change in Operating EBITDA of approximately $17.0 million.

Lumber Price. Lumber pricing is priced in markets which are highly competitive and cyclical in nature. As a result, our earnings are sensitive to lumber price changes. Based upon our 2018 sales volume and assuming all other factors remain constant, each $10.00 per Mfbm change in lumber price yields a change in Operating EBITDA of approximately $4.0 million.

Fiber Price. Our main raw material is fiber in the form of wood chips, pulp logs and sawlogs. Fiber is a commodity and both prices and supply are cyclical. As a result, our operating costs are sensitive to fiber price changes. For our pulp segment, based upon our 2018 fiber costs, adjusting for MPR operating for a full year and assuming all other factors remained constant, each 1% change in per unit fiber price yields a change in annual operating costs of approximately $6.0 million. For our wood products segment, based upon our 2018 fiber costs and assuming all other factors remained constant, each 1% change in per unit fiber price yields a change in annual operating costs of approximately $1.0 million.

Foreign Exchange. Our operating costs are in euros for our German mills and Canadian dollars for our Canadian mills. As a result, our operating costs will fluctuate with changes in the value of the dollar relative to the euro and Canadian dollar. Based on our 2018 operating costs, adjusting for MPR operating for a full year and assuming all other factors remained constant, each $0.01 change in the value of the dollar relative to the euro and the Canadian dollar yields a total change in annual operating costs of approximately $16.0 million.

Our European lumber, energy and chemical sales are made in local currencies and, as a result, decline in dollar terms when the dollar strengthens. Based on our 2018 lumber, energy and chemical revenues and assuming all other factors remained constant, each $0.01 change in the value of the dollar relative to the euro and the Canadian dollar yields a total change in lumber, energy and chemical revenues of approximately $2.0 million.

The above sensitivity analysis provides only a limited point-in-time view of the pulp price, lumber price, fiber price and foreign exchange rates discussed. The actual impact of the underlying price and rate changes may differ materially from that shown in the sensitivity analysis.

Seasonal Influences. We are exposed to fluctuations in quarterly sales volumes and expenses due to seasonal factors. These factors are common in the pulp and lumber industries. We generally have weaker pulp demand in Europe during the summer holiday months and in China in the period relating to the lunar new year. We typically have a seasonal build-up in raw material inventories in the early winter months as the mills build up their fiber supply for the winter when there is reduced availability.

(75)

Liquidity and Capital Resources

Summary of Cash Flows

	Year Ended December 31,
	2018		2017		2016
	(in thousands)
Net cash from operating activities	$236,668		$141,926		$140,782
Net cash used in investing activities	(467,479)		(121,551)		(44,303)
Net cash from (used in) financing activities	14,861	(1)	288,751	(2)	(62,377)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(4,297)		10,716		(2,065)

Net (decrease) increase in cash, cash equivalents and restricted cash(2)	$(220,247	)(1)	$319,842	(2)	$32,037

(1)

Includes restricted cash of $317.4 million used to redeem $300.0 million of 2022 Senior Notes on January 5, 2018. Excluding such amount, in 2018 net cash used in financing activities was $332.3 million and the net increase in our cash and cash equivalents was $97.2 million.

(2)

Includes proceeds from $300.0 million of 2026 Senior Notes issued in December 2017 which were used to redeem, on January 5, 2018, $300.0 million of 2022 Senior Notes. Excluding such amount, in 2017 net cash used in financing activities was $11.2 million and the net increase in our cash and cash equivalents was $19.8 million.

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

Cash provided by operating activities in 2018 increased to $236.7 million from $141.9 million in 2017 and $140.8 million in 2016 due to higher operating income. In 2018, an increase in accounts receivable used cash of $10.4 million. In 2017, an increase in accounts receivable used cash of $64.9 million, of which $8.3 million was related to our wood products segment. In 2016, a decrease in accounts receivable provided cash of $9.5 million. In 2018, an increase in inventories used cash of $58.1 million. In 2017, an increase in inventories used cash of $20.0 million, reflecting an increase of $27.0 million from our wood products segment and a decrease of $7.0 million in our pulp segment. A decrease in inventories provided cash of $6.8 million in 2016. An increase in accounts payable and accrued expenses provided cash of $38.0 million, including a legal cost award in 2018. In 2017, an increase in

(76)

accounts payable and accrued expenses provided cash of $37.2 million, of which $15.6 million was related to our wood products segment, and in 2016 a decrease in accounts payable and accrued expenses used cash of $10.3 million.

Cash Flows from Investing Activities

Cash from investing activities includes:

•	acquisitions of property, plant and equipment and businesses;

•	proceeds from the sale of assets; and

•	purchases and sales of short-term investments.

Investing activities in 2018 used cash of $467.5 million primarily related to the acquisitions of MPR for $344.6 million and Santanol for $35.7 million and capital expenditures of $87.0 million. Investing activities in 2017 used cash of $121.6 million primarily related to the acquisition of our Friesau mill for $61.6 million and capital expenditures of $57.9 million. Investing activities in 2016 used cash of $44.3 million primarily related to capital expenditures of $42.5 million and intangible asset purchases of $1.8 million primarily related to our Enterprise Resource Planning software.

In 2018, capital expenditures included large maintenance projects at our pulp mills, improvements to the digester at our Celgar mill, new chip screens, and bleach plant improvements at the Rosenthal mill, extension of the effluent treatment plant and other wastewater improvement projects at the Stendal mill and upgrades to the planer mill and saw line and the replacement of mobile equipment at the Friesau mill. In 2017, capital expenditures which used cash of $57.9 million primarily related to a railcar acceptance system for logs and additional land for raw material storage at our Rosenthal mill, a pre-bleach press system upgrade and large maintenance projects at our Celgar mill and various other smaller projects. In 2016, capital expenditures, which used cash of $42.5 million, were primarily related to a railcar acceptance system for logs and a lime kiln retrofit at our Rosenthal mill, a wastewater reduction project consisting of an evaporation plant upgrade and a project to reduce chloride levels in the process water at our Stendal mill and new wood harvesting equipment, a logistics and reload center and other maintenance projects at our Celgar mill.

Cash Flows from Financing Activities

Cash from financing activities includes:

•	issuances and payments of debt;

•	borrowings and payments under revolving lines of credit;

•	proceeds from issuances of stock; and

•	payments of cash dividends and repurchases of stock.

In 2018, financing activities provided cash of $14.9 million primarily from the issuance of $350.0 million 2025 Senior Notes which, along with cash on hand, was used to finance our acquisition of MPR. In 2018, advances of $36.6 million on our revolving credit facilities were primarily used to finance capital projects at the Friesau mill and wood procurement activities. In 2018, we used $317.4 million to redeem $300.0 million of 2022 Senior Notes, $40.7 million for the payment of dividends and $10.1 million for debt issuance costs primarily related to the 2025 Senior Note issuance. In 2017, financing activities provided cash of $288.8 million, including $250.0 million from the issuance of the 2024 Senior Notes,

(77)

which was primarily used to redeem the 2019 Senior Notes at a cost of $234.9 million and $300.0 million from the issuance of the 2026 Senior Notes which along with cash on hand was used to redeem $300.0 million of 2022 Senior Notes in January 2018. In 2017, debt issuance costs related to two issuances of senior notes used cash of $11.6 million, dividend payments used cash of $29.9 million and scheduled payments in respect of our Stendal mill’s interest rate swap contract used cash of $6.9 million. In 2017, we also drew $22.3 million on a revolving credit facility to partially finance the acquisition of the Friesau mill and to build its working capital. In 2016, financing activities used cash of $62.4 million, primarily due to our quarterly dividend payments of $29.7 million, the repurchase and cancellation of $23.0 million of our 2019 Senior Notes for $23.1 million and $10.9 million for scheduled payments in respect of the Stendal interest rate swap.

Balance Sheet Data

The following table is a summary of selected financial information for the dates indicated:

	December 31,
	2018	2017
	(in thousands)
Financial Position
Cash and cash equivalents	$240,491	$143,299	(1)
Working capital	$615,311	$421,873
Total assets	$1,975,735	$1,724,710	(2)
Long-term liabilities	$1,198,918	$743,578	(2)
Total equity	$581,429	$550,666

(1)	Excludes restricted cash held to redeem $300.0 million of 2022 Senior Notes on January 5, 2018.
(2)	In December 2017, we issued $300.0 million of 2026 Senior Notes and used the proceeds along with cash on hand to redeem, on January 5, 2018, $300.0 million of 2022 Senior Notes.

Sources and Uses of Funds

Our principal sources of funds are cash flows from operations and cash and cash equivalents on hand. Our principal uses of funds consist of operating expenditures, capital expenditures and interest payments on our Senior Notes.

The following table sets out our total capital expenditures and interest expense for the periods indicated:

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Capital expenditures	$87,012	$57,915	$42,526
Cash paid for interest expense(1)	$40,278	$45,908	$50,159
Interest expense(2)	$51,464	$54,796	$51,575

(1)	Amounts differ from interest expense which includes non-cash items. See supplemental disclosure of cash flow information from our consolidated financial statements included in this annual report.
(2)

Interest on our 2022 Senior Notes is paid semi-annually in June and December of each year. In March 2017, we redeemed our 2019 Senior Notes and, in January 2018, we redeemed $300.0 million of our 2022 Senior Notes. Interest on our 2024 Senior Notes is paid semi-annually in February and August of each year and interest on our 2025 Senior Notes and on our 2026 Senior Notes is paid semi-annually in January and July of each year, commencing in July 2019 and July 2018, respectively. See Item 1. “Business – Description of Certain Indebtedness” for further information.

In 2018, we expended $40.7 million to pay four quarterly dividends of $0.125 per common share.

As at December 31, 2018, our cash and cash equivalents (excluding restricted cash) increased to $240.5 million from $143.3 million at the end of 2017.

(78)

As at December 31, 2018, we had approximately $184.5 million available under our revolving credit facilities. Subsequently, in 2019, we established the C$60.0 million MPR Working Capital Facility.

As at December 31, 2018, we had no material commitments to acquire assets or operating businesses.

In 2019, excluding amounts being financed through government grants and expected insurance proceeds, we currently expect capital expenditures to be approximately $130 million to $150 million.

We currently consider the majority of undistributed earnings of our foreign subsidiaries to be indefinitely reinvested and, accordingly, no U.S. income tax has been provided on such earnings. However, if we were required to repatriate funds to the United States, we believe that we currently could repatriate the majority thereof without incurring any material amount of taxes as a result of our shareholder advances and U.S. tax reform. However, it is currently not practical to estimate the income tax liability that might be incurred if such earnings were remitted to the United States. Substantially all of our undistributed earnings are held by our foreign subsidiaries outside of the United States.

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

Credit Facilities and Debt Covenants

We had the following principal amounts outstanding under our credit facilities and Senior Notes as at the dates indicated:

	December 31,
	2018	2017
	(in thousands)
German Facility(1)	$58,968
Stendal revolving credit facility		$-
Rosenthal joint revolving facility		$25,185
Rosenthal €2.6 million loan	$-	$-
Celgar Working Capital Facility	$-	$-
2022 Senior Notes	$100,000	$400,000	(2)
2024 Senior Notes	$250,000	$250,000
2025 Senior Notes	$350,000
2026 Senior Notes	$300,000	$300,000

(1)	This facility was entered into in December 2018 and replaced the Stendal revolving credit facility, the Rosenthal joint revolving facility and the Mercer Holz GmbH revolving credit facility.
(2)

In December 2017, we issued $300.0 million of 2026 Senior Notes and on January 5, 2018, we redeemed $300.0 million of our 2022 Senior Notes. See Item 1. “Business – Description of Certain Indebtedness” for further information.

For a description of such indebtedness, see Item 1. “Business – Description of Certain Indebtedness”.

(79)

Certain of our long-term obligations contain various financial tests and covenants customary to these types of arrangements.

Under the German Facility, the Obligors must not exceed a ratio of net debt to EBITDA of 3.50:1 in any 12-month period and maintain defined capital of not less than €400.0 million.

The Celgar Working Capital Facility includes a covenant that, for so long as the excess amount under the facility is less than C$5.0 million, then until it becomes equal to or greater than such amount, the Celgar mill must maintain a fixed charge coverage ratio of not less than 1.1:1.0 for each 12-month period.

The German Facility is provided by a syndicate of six financial institutions and each of our Celgar Working Capital Facility and MPR Working Capital Facility is provided by one financial institution. To date we have not experienced any reductions in credit availability with respect to these credit facilities. However, if any of these financial institutions were to default on their commitment to fund, we could be adversely affected.

The MPR Working Capital Facility includes a covenant that so long as the excess amount under the facility is less than the greater of 10% of the borrowing base thereunder or C$4.5 million, MPR must comply with a 1.00:1.00 fixed charge coverage ratio.

The indentures governing the Senior Notes do not contain any financial maintenance covenants and there are no scheduled principal payments until maturity. Interest on our 2022 Senior Notes is payable semi-annually in arrears on June 1 and December 1, commencing June 1, 2015, at the rate of 7.75% and they mature in December 2022. Interest on our 2024 Senior Notes is payable semi-annually in arrears on February 1 and August 1, commencing August 1, 2017, at the rate of 6.50% and they mature in February 2024. Interest on our 2025 Senior Notes is payable semi-annually in arrears on January 15 and July 15, commencing July 15, 2019, at the rate of 7.375% and they mature in January 2025. Interest on our 2026 Senior Notes is payable semi-annually in arrears on January 15 and July 15, commencing July 15, 2018, at the rate of 5.50% and they mature in January 2026.

As at December 31, 2018, we were in full compliance with all of the covenants of our indebtedness.

Off-Balance-Sheet Activities

At December 31, 2018 and 2017, we had no off-balance sheet arrangements.

(80)

Contractual Obligations and Commitments

The following table sets out our contractual obligations and commitments as at December 31, 2018:

	Payments Due By Period
Contractual Obligations(1)	2019	2020-2021	2022-2023	Beyond 2023	Total
	(in thousands)
Debt(2)	$-	$-	$158,968	$900,000	$1,058,968
Interest on debt(3)	58,039	136,441	128,494	88,094	411,068
Capital lease obligations(4)	6,302	7,042	6,688	17,025	37,057
Operating lease obligations(5)	3,309	5,680	4,614	5,360	18,963
Purchase obligations(6)	36,831	55,751	48,738	4,215	145,535
Other long-term liabilities(7)	7,864	9,754	10,553	30,084	58,255

Total	$112,345	$214,668	$358,055	$1,044,778	$1,729,846

(1)

We have identified approximately $8.8 million of asset retirement obligations. However, due to the uncertain timing related to these potential liabilities, we are unable to allocate the payments in the contractual obligations table.

(2)

This reflects the future principal payments due under our debt obligations. See Item 1. “Business – Description of Certain Indebtedness” and Note 8 to our consolidated financial statements included herein for a description of such indebtedness.

(3)

Amounts presented for interest payments assume that all debt outstanding as of December 31, 2018 will remain outstanding until maturity, and interest rates on variable rate debt in effect as of December 31, 2018 will remain in effect until maturity.

(4)	Capital lease obligations relate to transportation vehicles and production equipment. These amounts reflect principal and imputed interest.
(5)	Operating lease obligations relate to land, transportation vehicles and other production and office equipment.
(6)	Purchase obligations relate primarily to take-or-pay contracts, including for purchases of raw materials, made in the ordinary course of business.
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

In 2018, accumulated other comprehensive loss increased by $69.2 million to a loss of $128.2 million, primarily due to the foreign currency translation adjustment.

Based upon the exchange rate at December 31, 2018, the dollar was approximately 5% stronger against the euro and approximately 8% stronger against the Canadian dollar since December 31, 2017. See Item 7A. “Quantitative and Qualitative Disclosures about Market Risk”.

Credit Ratings of Senior Notes

We and our Senior Notes are rated by Standard & Poor’s Rating Services, referred to as “S&P”, and Moody’s Investors Service, Inc., referred to as “Moody’s”.

S&P and Moody’s base their assessment of the credit risk on our Senior Notes on the business and financial profile of Mercer Inc. and our restricted subsidiaries under the indentures governing the Senior Notes. As of December 31, 2018, all of our subsidiaries are restricted subsidiaries. Factors that may affect our credit rating include changes in our operating performance and liquidity. Credit rating downgrades can adversely impact, among other things, future borrowing costs and access to capital markets.

(81)

Moody’s rating on our Senior Notes is Ba3 and its outlook is stable and S&P’s rating on our Senior Notes is BB- and its recovery rating is “3”.

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

Pension and Other Post-Retirement Benefit Obligations

We maintain a defined benefit pension plan and other post-retirement benefit plan for certain employees at MPR and our Celgar mill which is funded based on actuarial estimates and requirements and are non-contributory. We recognize the net funded status of the plan and we record net periodic benefit costs associated with these net obligations. As at December 31, 2018, we had pension and other post-retirement benefit obligations aggregating $110.9 million and accumulated pension plan assets with a fair value of $84.1 million. Our 2018 net periodic pension and other post-retirement benefit costs were $1.9 million. The amounts recorded for the net pension and other post-retirement obligations include various judgments and uncertainties.

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

(82)

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

For the health care cost trend rate, we consider historical trends for these costs, as well as recently enacted health care legislation. We also compare our health care rate to those of our industry.

Variations in assumptions described above could have a significant effect on the pension and other post-retirement benefits net periodic benefit cost and obligation reported in our consolidated financial statements. For example, a one-percentage point change in any one of the following assumptions would have increased (decreased) our 2018 net periodic benefit cost and our accrued benefit obligation as follows:

	Net periodic benefit cost		Accrued benefit obligation
	1% increase	1% decrease	1% increase	1% decrease
	($ in thousands)
Assumption
Discount rate	306	(411)	(57,629)	77,300
Return on assets	(450)	512	-	-
Rate of compensation	183	(142)	63,464	(58,204)
Health care cost trend rate	29	(33)	508	(490)

Deferred Taxes

As at December 31, 2018, we had $1.4 million in deferred tax assets and $93.1 million in deferred tax liabilities, resulting in a net deferred tax liability of $91.7 million. Our tax assets are net of a $11.1 million valuation allowance. Our deferred tax assets are comprised primarily of tax loss and interest carryforwards and deductible temporary differences, all of which will reduce taxable income in the future. We assess the realization of these deferred tax assets at each reporting period to determine whether it is more likely than not that the deferred tax assets will be realized. Our assessment includes a review of all available positive and negative evidence, including, but not limited to, the following:

•	the history of the tax loss carryforwards and their expiry dates;

•	future reversals of temporary differences;

•	our historical and projected earnings; and

•	tax planning opportunities.

(83)

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

Property, Plant and Equipment

As at December 31, 2018, we had property, plant and equipment recorded in our Consolidated Balance Sheet of $1,029.3 million. In 2018, we recorded depreciation and amortization for property, plant and equipment of $91.4 million.

The calculation of depreciation and amortization of property, plant and equipment requires us to apply judgment in selecting the remaining useful lives of the assets. The remaining useful life of an asset must address both physical and economic considerations. The remaining economic life of property, plant and equipment may be shorter than its physical life. The pulp industry has historically been characterized by considerable uncertainty in business conditions. Estimates of future economic conditions for our property, plant and equipment and therefore, their remaining useful economic life, require considerable judgment.

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

(84)

Business Combination

We allocate the total purchase of the assets acquired and liabilities assumed based on their estimated fair values as of the business combination date. In developing estimates of fair values for long-lived assets, including identifiable intangible assets, we utilize a variety of inputs including forecasted cash flows, discount rates, estimated replacement costs and depreciation and obsolescence factors. Determining the fair value for specifically identified intangible assets, such as contracts, involves judgment. We may refine our estimates and make adjustments to the assets acquired and liabilities assumed over a measurement period, not to exceed one year. Upon the conclusion of the measurement period or the final determination of the values of assets acquired and liabilities assumed, whichever comes first, any subsequent adjustments are charged to earnings. Subsequent actual results of the underlying business activity supporting the specifically identified intangible assets could change, requiring us to record impairment charges or accelerate the remaining useful life.

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

Assessing probability of loss and estimating probable losses requires analysis of multiple factors, including, but not limited to, the following:

•	historical experience;

•	judgments about the potential actions of third-party claimants and courts; and

•	recommendations of legal counsel.

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

New Accounting Standards

See Note 1 to our consolidated financial statements included in Item 15 of this annual report on Form 10-K.

(85)

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to risks associated with fluctuations in:

•	foreign currency exchange rates;

•	prices for the products we manufacture;

•	fiber costs;

•	credit risk; and

•	interest rates.

For a discussion of our earnings sensitivities to foreign exchange rates, pulp and lumber prices and fiber costs, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Sensitivities” on page 75 hereof.

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

(86)

The following table provides information about our exposure to foreign currency exchange rate fluctuations for the carrying amount of financial instruments sensitive to such fluctuations as at December 31, 2018 and expected cash flows from these instruments:

	As at December 31, 2018
	Carrying Value	Fair Value	Expected maturity date
Financial Instruments			2019	2020	2021	2022	2023	Thereafter
	(in thousands)
in euros
Cash and cash equivalents	70,075	70,075	70,075	-	-	-	-	-
Accounts receivable	62,842	62,842	62,842	-	-	-	-	-
Accounts payable and other	83,572	83,572	83,572	-	-	-	-	-
Capital leases	25,191	25,191	4,213	2,311	2,218	2,267	2,368	11,814
Debt	51,500	51,500	-	-	-	-	51,500	-

in Canadian dollars
Cash and cash equivalents	36,908	36,908	36,908	-	-	-	-	-
Accounts receivable	18,557	18,557	18,557	-	-	-	-	-
Accounts payable and other	94,430	94,430	94,430	-	-	-	-	-
Capital leases	895	895	295	295	295	10	-	-

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

(87)

The following tables provide information about our exposure to interest rate fluctuations for the financial instruments sensitive to such fluctuations as at December 31, 2018 and expected cash flows from these instruments:

	As at December 31, 2018
	Total	Fair Value	Expected maturity date
			2019	2020	2021	2022	2023	Thereafter
	(in thousands, other than percentages)
Liabilities
Long-term debt:
Fixed rate ($)(1)(2)(3)(4)	1,000,000	965,000	-	-	-	100,000	-	900,000
Average interest rate	6.63%	6.63%	-	-	-	7.75%	-	6.51%
Variable rate ($)(5)	58,968	58,968	-	-	-	-	58,968	-
Average interest rate	1.05%	1.05%	-	-	-	-	1.05%	-

(1)	2022 Senior Notes bearing interest at 7.75%, principal amount $100.0 million.
(2)	2024 Senior Notes bearing interest at 6.50%, principal amount $250.0 million.
(3)	2025 Senior Notes bearing interest at 7.375%, principal amount $350.0 million.
(4)	2026 Senior Notes bearing interest at 5.50%, principal amount $300.0 million.
(5)	German Facility bearing interest at Euribor plus 1.05% to 2.00%.

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

(88)

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

As at December 31, 2018, we had no outstanding derivatives. In 2017, we had no outstanding derivatives, other than our Stendal mill’s interest rate swap contract which matured and was terminated in October 2017.

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

(89)

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Mercer’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

Our internal control over financial reporting includes those policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of Mercer;

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of management and directors; and

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

Management assessed the effectiveness of Mercer’s internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework, as issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment and those criteria, management concluded that Mercer maintained effective internal control over financial reporting as of December 31, 2018.

(90)

We have excluded each of MPR and the Santanol Group, which we acquired on December 10, 2018 and October 18, 2018, respectively, from the assessment of the effectiveness of internal control over financial reporting as of December 31, 2018. The assets of MPR and the Santanol Group represent 22% and 2%, respectively, and the revenues of MPR and Santanol represent 2% and nil%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2018.

The effectiveness of our internal control over financial reporting as of December 31, 2018 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their attestation report which appears in this annual report.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

(91)

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Chairman, Chief Executive Officer and Directors

We are governed by a board of directors, referred to as the “Board”, each member of which is elected annually. The following sets forth information relating to our directors and executive officers.

Jimmy S.H. Lee, Executive Chairman and Director, age 61, has served as a director since May 1985, as President and Chief Executive Officer from 1992 to July 2015 and as Executive Chairman since July 2015. In March 2016, Mr. Lee was appointed a director of Golden Valley Mines Ltd. Previously, during the period when MFC Bancorp Ltd. was our affiliate, he served as a director from 1986 and President from 1988 to December 1996 when it was spun out. Mr. Lee was also a director of Quinsam Capital Corp. from March 2004 to November 2007 and Fortress Paper Ltd. from August 2006 to April 2008. During Mr. Lee’s tenure with Mercer, we acquired the Rosenthal mill and converted it to the production of kraft pulp, constructed and commenced operations at the Stendal mill and acquired the Celgar mill, the Friesau mill and MPR. He holds a Bachelor of Science degree in Chemical Engineering from the University of British Columbia, Canada. Mr. Lee possesses particular knowledge and experience in our business as a “founder” and as our Chief Executive Officer for over 24 years. He also has broad knowledge and experience in finance and banking, credit markets, international pulp markets, derivative risk management and capital allocation. Through his experience and background, Mr. Lee provides vision and leadership to the Board. Mr. Lee also provides the Board with insight and information regarding our strategy, operations and business.

David M. Gandossi, Chief Executive Officer, President and Director, age 61, has served as a director and as Chief Executive Officer and President since July 2015 and served as Executive Vice-President, Chief Financial Officer and Secretary from August 2003 to July 2015. His previous roles included Chief Financial Officer and other senior executive positions with Formation Forest Products and Pacifica Papers Inc. Mr. Gandossi has previously chaired a number of industry working committees or groups including the B.C. Pulp and Paper Task Force, the BC Bio-economy Transformation Council and the FPI National Research Advisory Committee. He also participated in the Pulp and Paper Advisory Committee to the BC Competition Council and was a member of B.C.’s Working Roundtable on Forestry. He is currently a director of The Forest Products Association of Canada (FPAC) and The Council of Forest Industries (COFI). Mr. Gandossi holds a Bachelor of Commerce degree from the University of British Columbia and is a Fellow of the Institute of Chartered Accountants of British Columbia (ICABC).

William D. McCartney, age 63, has served as a director since January 2003. He has been the President and Chief Executive Officer of Pemcorp Management Inc., a corporate finance and management consulting firm, since its inception in 1990. From 1984 to 1990, he was a founding partner of Davidson & Company, Chartered Accountants, where he specialized in business advisory services. He has been involved with numerous capital restructuring and financing events involving several public companies and brings substantial knowledge relating to the financial accounting and auditing processes. He is a chartered accountant and has been a member of the Chartered Professional Accountants of Canada since 1980. He holds a Bachelor of Arts degree in Business Administration from Simon Fraser University. Mr. McCartney has extensive experience in accounting, financial and capital markets. He provides the Board with insight and leads its review and understanding of accounting, financial and reporting matters. Mr. McCartney provides the Board experience and leadership on accounting and financial matters in his role as Chair of the Board’s Audit Committee.

(92)

Bernard Picchi, age 69, has served as a director since June 2011. He is now Managing Director of Private Wealth Management for Palisade Capital Management, LLC, of Fort Lee, New Jersey, referred to as “Palisade”, and has been in that role since July 2009. Before joining Palisade, Mr. Picchi served as Managing Partner of Willow Rock Associates from August 2008 through June 2009, a company which advised securities firms on energy investments. From March 2003 through July 2008, Mr. Picchi served as Senior Energy Analyst at two independent research firms based in New York City, Foresight Research Solutions (2003-2005) and Wall Street Access (2006-2008). From 1999 through 2002, he was Director of U.S. Equity Research at Pittsburgh-based Federated Investors, where he also managed the Capital Appreciation Fund, a 5-star rated (during his tenure) $1.5 billion equity mutual fund. Before Federated Investors, Mr. Picchi enjoyed a 20-year career on Wall Street (Salomon Brothers, Kidder Peabody, and Lehman Brothers) both as an award-winning energy analyst and as an executive (Director of U.S. Equity Research at Lehman in the mid-1990s). He began his post-college career at Mellon Bank in Pittsburgh, Pennsylvania. Mr. Picchi holds a Bachelor of Science degree in Foreign Service from Georgetown University, and he has achieved the professional designation Chartered Financial Analyst. He has also served on various non-profit boards, most notably that of the Georgetown University Library on which he has served for the past 30 years. Mr. Picchi brings to our Board his significant experience and financial expertise in the capital markets, investments and analysis of public companies. His broad experience in the capital markets and particularly as a financial analyst and wealth manager provide the Board with valuable insight into the expectations, concerns and interests of investors, shareholders and the capital markets generally.

James Shepherd, age 66, has served as a director since June 2011. He is also currently a director of Buckman Laboratories International Inc. Mr. Shepherd was President and Chief Executive Officer of Canfor Corporation from 2004 to 2007 and Slocan Forest Products Ltd. from 1999 to 2004. He is also the former President of Crestbrook Forest Industries Ltd. and Finlay Forest Industries Limited and the former Chairman of the Forest Products Association of Canada. Mr. Shepherd has previously served as a director of Conifex Timber Inc., Canfor Corporation and Canfor Pulp Income Fund (now Canfor Pulp Products Inc.). Mr. Shepherd holds a degree in Mechanical Engineering from Queen’s University. Mr. Shepherd has held several chief executive officer leadership and other senior positions in the forest industry. As a result, Mr. Shepherd brings to the Board extensive senior executive experience relevant to our operations and an understanding of all aspects of the forest products business, ranging from fiber harvesting to lumber and pulp and paper operations. He also brings to our Board significant experience and background in the designing, execution and implementation of large, complex capital projects at large manufacturing facilities like our mills.

R. Keith Purchase, age 74, has served as a director since June 2012. Mr. Purchase was Executive Vice-President and Chief Operating Officer for MacMillan Bloedel Ltd. from 1998 to 1999, President and Chief Executive Officer of TimberWest Forest Ltd. from 1994 to 1998 and Managing Director of Tasman Pulp and Paper from 1990 to 1994. Mr. Purchase was previously a director of Catalyst Paper Corporation and Chair of its board of directors. Mr. Purchase has held several very senior positions in significant companies involved in the forestry industry. He brings to the Board extensive senior executive experience relevant to the Company’s operations, as well as significant board of director leadership experience from a wide variety of companies.

Marti Morfitt, age 61, has served as a director since May 2017. Ms. Morfitt is currently the President and Chief Executive Officer of River Rock Partners, Inc., a business consulting group based in Naples, Florida. Ms. Morfitt was the Chief Executive Officer of Airborne, Inc. from 2009 to 2012, the President and Chief Executive Officer and Chief Operating Officer and a Director of CNS, Inc. and the VP, Meals US of the Pillsbury Company from 1982 to 1998. She currently serves as a director of Graco Inc. and lululemon athletica, inc. Ms. Morfitt brings a track record of industry leading business performance in the

(93)

consumer packaged goods industry. She brings to the Board extensive senior executive experience, as well as significant public company board experience from a wide variety of companies.

Alan Wallace, age 59, has served as a director since June 2018. Mr. Wallace is currently the Chief Executive Officer of Peloton Advisors Inc., a financial advisory firm working with private and public companies on mergers and acquisitions, financial and strategic transactions and he is based in Vancouver, British Columbia. Mr. Wallace was the Vice Chairman, Investment Banking, CIBC World Markets Inc. from 1987 to 2013 where he was also the Co-Head of its Paper and Forest Products Group from 1995 to 2013. Mr. Wallace holds a Master of Business Administration from the University of Chicago and a Bachelor of Applied Science from the University of Toronto. Mr. Wallace has significant capital markets and mergers and acquisitions experience, including relating to debt and equity financings, corporate credit facilities and financial advisory assignments. He also has extensive forest products experience relating to financings and strategic transactions in the industry. He brings to the board extensive experience in the capital markets and corporate strategic review.

Linda Welty, age 63, has served as a director since June 2018. Ms. Welty is currently an independent director of Huber Engineered Materials, a global manufacturer of engineered specialty ingredients, a portfolio company of J.M. Huber Corporation and has served in that role since 2014. She currently serves as chairman and a director of the Atlanta Chapter of the National Association of Corporate Directors, whose mission is to advance excellence in corporate governance. She is the President and Chief Executive Officer of Welty Strategic Consulting, LLC, an advisory firm focused on the development and execution of value creation strategies. From 2010 to 2011 she served as a director and member of the special committee of Massey Energy Company. She served as an independent director of Vertellus Specialties, Inc. from 2007 to 2016. Ms. Welty was President and Chief Operating Officer of Flint Ink Corp., a global producer of printing inks for packaging and publication from 2003 to 2005. From 1998 to 2003, she served as President of the Specialty Group of H.B. Fuller Company, a global manufacturer of adhesives, sealants and coatings. She also served for over twenty years in global leadership roles for Hoechst AG and its former U.S. subsidiary, Celanese. She holds a Bachelor of Science in Chemical Engineering from the University of Kansas.

Other Executive Officers

David K. Ure, age 51, returned to Mercer in September 2013, assuming the role of Senior Vice President, Finance from September 2013 to July 2015 and the role of Chief Financial Officer and Secretary from July 2015. Prior to serving as Vice President, Finance of Sierra Wireless Inc., Mr. Ure was Vice President, Controller at Mercer from 2006 to 2010. He has also served as Controller at various companies including Catalyst Paper Corp., Pacifica Papers Inc., and Trojan Lithograph Corporation, as well as Chief Financial Officer and Secretary of Finlay Forest Industries Inc. Mr. Ure has over 15 years’ experience in the forest products industry. He is currently a director of FPInnovations and has also served on various non-profit boards in the neuro developmental research, child disability and family support spaces and currently sits on the boards of Kids Brain Health Network Inc., Semiahmoo House Society and Peninsula Estates Housing Society. He holds a Bachelor of Commerce in Finance from the University of British Columbia, Canada and is a member of the Chartered Professional Accountants of Canada.

Adolf Koppensteiner, age 57, has been Chief Operating Officer since January 1, 2018 and has served as Managing Director, Operations and Technical of the Stendal mill since October 2013, prior to which he served as Mill Manager at the Rosenthal mill since joining Mercer in 2007. In the past, Mr. Koppensteiner was Managing Director of Kvaerner Central Europe, where he was responsible for sales and service for fifteen years. His whole career has been in the pulp and paper industry, where he has held a variety of positions building up significant experience in engineering, project work, and pulp mill start-ups, as well as the development and optimization of operating processes.

(94)

Leonhard Nossol, age 61, has served as our Group Controller for Europe since August 2005. He has also been Managing Director of Rosenthal since 1997 and the sole Managing Director of Rosenthal since 2005. Before joining Mercer, Mr. Nossol was Director, Finance and Administration for a German household appliance producer from 1992 to 1997. Prior to this, he was Operations Controller at Grundig AG (consumer electronics) in Nürnberg. Mr. Nossol has been a member of the board of directors of the Pulp and Paper Association of Germany since 2014 and was elected as the speaker of the forest and wood unit of such association since 2014. He has been a member of the German Industry Federation’s (BDI) Tax Committee since 2003. He was elected President of the German Wood Users Association (AGR) in 2013. He is also a member of the Scientific Advisory Board of Germany’s Thünen Institute, the Federal research institute for forestry, fishery and agriculture. Mr. Nossol holds a Political Science degree from Freie Universität Berlin and a degree in Business Management from the University of Applied Sciences in Berlin.

Richard Short, age 51, has served as Vice President, Controller since February 2014 and as Controller from November 2010 to February 2014, prior to which he served as Controller and Director, Corporate Finance since joining Mercer in 2007. Previous roles include Controller, Financial Reporting from 2006 to 2007 and Director, Corporate Finance from 2004 to 2006 with Catalyst Paper Corporation and Assistant Controller at The Alderwoods Group Inc. Mr. Short holds a Bachelor of Arts in Psychology from the University of British Columbia and has been a member of the Chartered Professional Accountants of Canada since 1993.

Eric X. Heine, age 55, has served as Vice President, Sales, Marketing and Logistics for Asia and North America since June 2005. Mr. Heine was previously Vice President Pulp and International Paper Sales and Marketing for Domtar Inc. from 1999 to 2005. Mr. Heine has over twenty-five years of experience in the pulp and paper industry, including developing strategic sales channels and market partners to build corporate brands. He holds a Bachelor of Science in Forestry (Wood Science) from the University of Toronto, Canada.

Wolfram Ridder, age 57, has served as Vice President of Business Development since 2005, prior to which he served as Managing Director at Mercer’s Stendal mill from 2001 to 2005. Mr. Ridder also served as Vice President Pulp Operations, Assistant to CEO from 1999 to 2005 and Assistant Managing Director at the Rosenthal mill from 1995 to 1998. Prior to joining Mercer, Mr. Ridder worked as a Scientist for pulping technology development at the German Federal Research Center for Wood Science and Technology in Hamburg from 1988 to 1995. Mr. Ridder has a Master of Business Administration and a Master of Wood Science and Forest Product Technology from Hamburg University.

Genevieve Stannus, age 48, has served as Treasurer since July 2005, prior to which she served as Senior Financial Analyst since joining Mercer in August 2003. Prior to her role at Mercer, Ms. Stannus held Senior Treasury Analyst positions with Catalyst Paper Corporation and Pacifica Papers Inc. Ms. Stannus has over twenty years of experience in the forest products industry. She is a member of the Chartered Professional Accountants of Canada.

Brian Merwin, age 45, has served as Vice President, Strategic Initiatives since February 2009. Mr. Merwin previously held roles within Mercer such as Director, Strategic and Business Initiatives, and Business Analyst. He was a key member of the Celgar Energy Project, and was instrumental in the development of the B.C. Hydro energy purchase agreement and securing the ecoENERGY grant. Mr. Merwin has a Master of Business Administration from the Richard Ivey School of Business in Ontario, Canada and a Bachelor of Commerce degree from the University of British Columbia, Canada.

We also have experienced mill managers at all of our mills who have operated through multiple business cycles in the pulp industry.

(95)

The Board met ten times during 2018 and each current member of the Board attended at least 75% of the total number of such meetings and meetings of the committees of the Board on which they serve during their term. In addition, our independent directors regularly meet in separate executive sessions without any member of our management present. The Lead Director presides over these meetings. Although we do not have a formal policy with respect to attendance of directors at our annual meetings, all directors are encouraged and expected to attend such meetings if possible. All of our current directors attended our 2018 annual meeting.

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

Audit Committee

The Audit Committee was established in accordance with Section 3(a)(58)(A) of the Exchange Act and functions pursuant to a charter adopted by the directors. A copy of the current charter is incorporated by reference in the exhibits to this Form 10-K and is available on our website at www.mercerint.com/investors/governance. The function of the Audit Committee generally is to meet with and review the results of the audit of our financial statements performed by the independent registered public accounting firm and to recommend the selection of an independent registered public accounting firm. The members of the Audit Committee are Mr. McCartney, Ms. Morfitt, and Mr. Wallace, each of whom is independent under applicable laws and regulations and the listing requirements of the NASDAQ Global Select Market. Mr. McCartney is a Chartered Professional Accountant and a “financial expert” within the meaning of such term under the Sarbanes-Oxley Act of 2002. The Audit Committee met four times in 2018.

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

Compensation and Human Resources Committee

The Board has established a Compensation and Human Resources Committee. The Compensation and Human Resources Committee is responsible for reviewing and approving the strategy and design of our compensation, equity-based and benefits programs. The Compensation and Human Resources Committee functions pursuant to a charter adopted by the directors, a copy of which is available on our website at www.mercerint.com/investors/governance in the Corporate Governance Guidelines. The Compensation and Human Resources Committee is also responsible for approving all compensation actions relating to executive officers. The members of the Compensation and Human Resources Committee are Mr. Picchi, Mr. Shepherd, Ms. Morfitt and Mr. Wallace, each of whom is independent under applicable laws and regulations and the listing requirements of the NASDAQ Global Select Market. The Compensation and Human Resources Committee met four times in 2018.

(96)

Governance and Nominating Committee

The Board has established a Governance and Nominating Committee comprised of Mr. Purchase, Mr. McCartney and Ms. Welty, each of whom is independent under applicable laws and regulations and the listing requirements of the NASDAQ Global Select Market. The Governance and Nominating Committee functions pursuant to a charter adopted by the directors, a copy of which is incorporated by reference in the exhibits to this Form 10-K and is available on our website at www.mercerint.com/investors/governance in the Corporate Governance Guidelines. The purpose of the committee is to: (i) manage the corporate governance system of the Board; (ii) assist the Board in fulfilling its duties to meet applicable legal and regulatory and self-regulatory business principles and codes of best practice; (iii) assist in the creation of a corporate culture and environment of integrity and accountability; (iv) in conjunction with the Lead Director, monitor the quality of the relationship between the Board and management; (v) review management succession plans; (vi) recommend to the Board nominees for appointment to the Board; (vii) lead the Board’s annual review of the Chief Executive Officer’s performance; and (viii) set the Board’s forward meeting agenda. The Governance and Nominating Committee met four times in 2018.

Environmental, Health and Safety Committee

The Board established an Environmental, Health and Safety Committee in 2006, currently comprised of Mr. Shepherd, Mr. Purchase, Ms. Welty, Mr. Lee and Mr. Gandossi, to review on behalf of the Board the policies and processes implemented by management, and the resulting impact and assessments of all our environmental, health and safety related activities. The Environmental, Health and Safety Committee functions pursuant to a charter adopted by the directors, a copy of which is available on our website at www.mercerint.com/investors/governance in the Corporate Governance Guidelines. More specifically, the purpose of the Environmental, Health and Safety Committee is to: (i) review and approve, and if necessary revise, our environmental, health and safety policies and environmental compliance programs; (ii) monitor our environmental, health and safety management systems including internal and external audit results and reporting; and (iii) provide direction to management on the frequency and focus of external independent environmental, health and safety audits. The Environmental, Health and Safety Committee met four times in 2018.

Lead Director/Deputy Chairman

The Board appointed Mr. Purchase as Lead Director in 2018. The role of the Lead Director is to provide leadership to the non-management directors on the Board and to ensure that the Board can operate independently of management and that directors have an independent leadership contact. The duties of the Lead Director include, among other things: (i) ensuring that the Board has adequate resources to support its decision-making process and ensuring that the Board is appropriately approving strategy and supervising management’s progress against that strategy; (ii) ensuring that the independent directors have adequate opportunity to meet to discuss issues without management being present; (iii) chairing meetings of directors in the absence of the Chairman and Chief Executive Officer; (iv) ensuring that delegated committee functions are carried out and reported to the Board; and (v) communicating to management, as appropriate, the results of private discussions among outside directors and acting as a liaison between the Board and the Chief Executive Officer.

Code of Business Conduct and Ethics and Anti-Corruption Policy

The Board has adopted a Code of Business Conduct and Ethics that applies to our directors, employees and executive officers and an Anti-Corruption Policy. The code and the policy are available on our website at www.mercerint.com/investors/governance. Copies of the code and the policy may also be

(97)

obtained without charge upon request to Investor Relations, Mercer International Inc., Suite 1120, 700 West Pender Street, Vancouver, British Columbia, Canada V6C 1G8 (Telephone: (604) 684-1099).

Section 16(a) Beneficial Ownership Reporting Compliance

The information required under “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated by reference from the proxy statement relating to our annual meeting to be held in 2019, which will be filed with the SEC within 120 days of our most recently completed fiscal year.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated by reference from the proxy statement relating to our annual meeting to be held in 2019, which will be filed with the SEC within 120 days of our most recently completed fiscal year.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is incorporated by reference from the proxy statement relating to our annual meeting to be held in 2019, which will be filed with the SEC within 120 days of our most recently completed fiscal year.

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

(98)

Any member of the Audit Committee who is a related person with respect to a transaction under review may not participate in the deliberations or vote respecting approval or ratification of the transaction, provided, however, that such director may be counted in determining the presence of a quorum at a meeting of the committee that considers the transaction.

The information called for by Items 404(a) and 407(a) of Regulation S-K required to be included under this Item 13 is incorporated by reference from the proxy statement relating to our annual meeting to be held in 2019, which will be filed with the SEC within 120 days of our most recently completed fiscal year.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 is incorporated by reference from the proxy statement relating to our annual meeting to be held in 2019, which will be filed with the SEC within 120 days of our most recently completed fiscal year.

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

(99)

4.4

Indenture dated December 7, 2018 between Mercer International Inc. and Wells Fargo Bank, National Association, as trustee, relating to the 2025 Senior Notes. Incorporated by reference from Form 8-K filed December 7, 2018.

10.1*

Revolving Credit Facility Agreement dated December 19, 2018 among Zellstoff-und Papierfabrik Rosenthal GmbH, Mercer Timber Products GmbH, Zellstoff Stendal GmbH, Mercer Holz GmbH, Stendal Pulp Holding GmbH, D&Z Holding GmbH, Zellstoff Stendal Transport GmbH, Mercer Pulp Sales GmbH, UniCredit Bank AG, Commerzbank AG, Luxembourg Branch, Credit Suisse AG, London Branch, Landesbank Baden-Württemberg and Royal Bank of Canada.

10.2

Revolving Credit Facility Agreement dated November 25, 2014 among Zellstoff Stendal GmbH, UniCredit Bank AG, Credit Suisse AG, London Branch, Royal Bank of Canada and Barclays Bank PLC. Incorporated by reference from Form 8-K filed November 28, 2014.

10.3	Form of Trustee’s Indemnity Agreement between Mercer International Inc. and its Trustees. Incorporated by reference from Form 10-K filed March 31, 2003.

10.4†

Mercer International Inc. 2010 Stock Incentive Plan, as amended. Incorporated by reference from Appendix A to Mercer International Inc.’s definitive proxy statement on Schedule 14A filed April 24, 2014.

10.5†	Employment Agreement effective November 1, 2005 between Mercer International Inc. and Leonhard Nossol dated August 18, 2005. Incorporated by reference from Form 10-Q filed May 6, 2008.

10.6†	Employment Agreement dated October 2, 2006 between Stendal Pulp Holding GmbH and Wolfram Ridder. Incorporated by reference from Form 8-K filed October 3, 2006.

10.7

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

10.8

Third Amended and Restated Credit Agreement dated as of July 16, 2018 among Zellstoff Celgar Limited Partnership, as borrower, and the lenders from time to time parties thereto, as lenders, and Canadian Imperial Bank of Commerce, as agent. Incorporated by reference from Form 10-Q filed July 26, 2018.

10.9

Share Purchase Agreement by and among Marubeni Corporation, Nippon Paper Industries Co., Ltd. and Daishowa North America Corporation and Mercer International Inc. dated as of October 3, 2018. Incorporated by reference from Form 8-K filed October 9, 2018.

10.10†	Employment Agreement between Mercer International Inc. and David Ure dated August 12, 2013. Incorporated by reference from Form 8-K filed on July 19, 2015.

10.11

First Amending Agreement dated October 21, 2014 among Zellstoff Celgar Limited Partnership, Mercer International Inc., as guarantor, and Canadian Imperial Bank of Commerce. Incorporated by reference from Form 10-Q filed October 31, 2014.

10.12†	Amendment to Employment Agreement between Mercer International Inc. and David Ure, dated July 17, 2015. Incorporated by reference from Form 8-K filed July 19, 2015.

10.13†

Second Amended and Restated Employment Agreement between Mercer International Inc. and Jimmy S.H. Lee, dated for reference September 29, 2015. Incorporated by reference from Form 8-K filed September 29, 2015.

10.14†

Amended and Restated Employment Agreement between Mercer International Inc. and David M. Gandossi, dated for reference September 29, 2015. Incorporated by reference from Form 8-K filed September 29, 2015.

(100)

10.15

Registration Rights Agreement dated December 7, 2018 between Mercer International Inc. and Credit Suisse Securities (USA) LLC, related to the 2025 Senior Notes. Incorporated by reference from Form 8-K filed on December 7, 2018.

21.1*	List of Subsidiaries of Registrant.

23.1*	Consent of PricewaterhouseCoopers LLP.

31.1*	Section 302 Certificate of Chief Executive Officer.

31.2*	Section 302 Certificate of Chief Financial Officer.

32.1*	Section 906 Certificate of Chief Executive Officer.

32.2*	Section 906 Certificate of Chief Financial Officer.

101*

The following financial statements from the Company’s annual report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 14, 2019, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Statements of Operations; (ii) Consolidated Statements of Comprehensive Income; (iii) Consolidated Balance Sheets; (iv) Consolidated Statements of Changes in Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to the Consolidated Financial Statements.

*	Filed herewith.
†	Denotes management contract or compensatory plan or arrangement.

ITEM 16.	FORM 10-K SUMMARY

None.

(101)

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Mercer International Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Mercer International Inc. and its subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and their results of operations and their cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A of the 2018 Annual Report on Form 10-K. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

PricewaterhouseCoopers LLP

PricewaterhouseCoopers Place, 250 Howe Street, Suite 1400, Vancouver, British Columbia, Canada V6C 3S7

T: +1 604 806 7000, F: +1 604 806 7806

“PwC” refers to PricewaterhouseCoopers LLP, an Ontario limited liability partnership.

(102)

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded Mercer Peace River Pulp Ltd. and the Santanol Group from its assessment of internal control over financial reporting as of December 31, 2018, because they were acquired by the Company in purchase business combinations during 2018. We have also excluded Mercer Peace River Pulp Ltd. and the Santanol Group from our audit of internal control over financial reporting. Mercer Peace River Pulp Ltd. and the Santanol Group are wholly-owned subsidiaries whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting represent approximately 22% and 2% of total assets, respectively and approximately 2% and 0% of total revenues, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2018.

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

/s/ PricewaterhouseCoopers LLP

Chartered Professional Accountants

Vancouver, Canada

February 14, 2019

We have served as the Company’s auditor since 2007.

(103)

MERCER INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands of U.S. dollars, except per share data)

	For the Year Ended December 31,
	2018	2017	2016

Revenues	$1,457,718	$1,169,145	$931,623
Costs and expenses
Cost of sales, excluding depreciation and amortization	1,032,101	866,019	700,494
Cost of sales depreciation and amortization	96,288	84,893	71,476
Selling, general and administrative expenses	61,462	49,679	44,529

Operating income	267,867	168,554	115,124

Other income (expenses)
Interest expense	(51,464)	(54,796)	(51,575)
Loss on settlement of debt (Note 8(a))	(21,515)	(10,696)	(454)
Legal cost award (Note 17(c))	(6,951)	—	—
Acquisition commitment fee (Note 2)	(5,250)	—	—
Other income (expenses)	(5,417)	873	(3,631)

Total other expenses	(90,597)	(64,619)	(55,660)

Income before provision for income taxes	177,270	103,935	59,464
Provision for income taxes	(48,681)	(33,452)	(24,521)

Net income	$128,589	$70,483	$34,943

Net income per common share
Basic	$1.97	$1.09	$0.54
Diluted	$1.96	$1.08	$0.54

Dividends declared per common share	$0.50	$0.47	$0.46

The accompanying notes are an integral part of these consolidated financial statements.

(104)

MERCER INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands of U.S. dollars)

	For the Year Ended December 31,
	2018	2017	2016
Net income	$128,589	$70,483	$34,943
Other comprehensive income (loss), net of taxes
Foreign currency translation adjustment	(76,920)	120,509	(14,369)
Change in unrecognized losses and prior service costs related to defined benefit pension plans, net of tax of $424 (2017 and 2016 - $nil)	7,730	5,763	675
Change in unrealized gains/losses on marketable securities, net of taxes of $nil in all years.	21	(4)	(1)

Other comprehensive income (loss), net of taxes	(69,169)	126,268	(13,695)

Total comprehensive income	$59,420	$196,751	$21,248

The accompanying notes are an integral part of these consolidated financial statements.

(105)

MERCER INTERNATIONAL INC.

CONSOLIDATED BALANCE SHEETS

(In thousands of U.S. dollars, except share and per share data)

	December 31,
	2018	2017
ASSETS

Current assets

Cash and cash equivalents	$240,491	$143,299

Restricted cash to redeem senior notes (Note 8(a))	—	317,439

Accounts receivable	252,692	206,027

Inventories	303,813	176,601

Prepaid expenses and other	13,703	8,973

Total current assets	810,699	852,339

Property, plant and equipment, net	1,029,257	844,848

Investment in joint ventures (Note 2)	62,574	—

Intangible and other assets	71,831	26,147

Deferred income tax	1,374	1,376

Total assets	$1,975,735	$1,724,710

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities

Accounts payable and other	$194,484	$133,557

Pension and other post-retirement benefit obligations	904	985

Senior notes to be redeemed with restricted cash (Note 8(a))	—	295,924

Total current liabilities	195,388	430,466

Debt	1,041,389	662,997

Pension and other post-retirement benefit obligations	25,829	21,156

Capital leases and other	38,593	27,464

Deferred income tax	93,107	31,961

Total liabilities	1,394,306	1,174,044

Shareholders’ equity

Common shares $1 par value; 200,000,000 authorized; 65,202,000 issued and outstanding (2017 – 65,017,000)	65,171	64,974

Additional paid-in capital	342,438	338,695

Retained earnings	301,990	205,998

Accumulated other comprehensive loss	(128,170)	(59,001)

Total shareholders’ equity	581,429	550,666

Total liabilities and shareholders’ equity	$1,975,735	$1,724,710

Commitments and contingencies (Note 17)

Subsequent events (Notes 8(e), 11 and 17(c))

The accompanying notes are an integral part of these consolidated financial statements.

(106)

MERCER INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands of U.S. dollars)

	Common Shares
	Number (thousands of shares)	Amount, at Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance, December 31, 2015	64,502	$64,424	$329,246	$160,880	$(171,574)	$382,976
Shares issued on grants of restricted shares	38	78	(78)	—	—	—
Shares issued on grants of performance share units	154	154	(154)	—	—	—
Stock compensation expense	—	—	4,659	—	—	4,659
Net income	—	—	—	34,943	—	34,943
Dividends declared	—	—	—	(29,755)	—	(29,755)
Other comprehensive loss	—	—	—	—	(13,695)	(13,695)

Balance, December 31, 2016	64,694	64,656	333,673	166,068	(185,269)	379,128
Shares issued on grants of restricted shares	43	38	(38)	—	—	—
Shares issued on grants of performance share units	280	280	(280)	—	—	—
Stock compensation expense	—	—	2,890	—	—	2,890
Net income	—	—	—	70,483	—	70,483
Dividends declared	—	—	—	(30,553)	—	(30,553)
Settlement of short-swing trade profit claim	—	—	2,450	—	—	2,450
Other comprehensive income	—	—	—	—	126,268	126,268

Balance, December 31, 2017	65,017	64,974	338,695	205,998	(59,001)	550,666
Shares issued on grants of restricted shares	31	43	(43)	—	—	—
Shares issued on grants of performance share units	154	154	(154)	—	—	—
Stock compensation expense	—	—	3,940	—	—	3,940
Net income	—	—	—	128,589	—	128,589
Dividends declared	—	—	—	(32,597)	—	(32,597)
Other comprehensive loss	—	—	—	—	(69,169)	(69,169)

Balance, December 31, 2018	65,202	$65,171	$342,438	$301,990	$(128,170)	$581,429

The accompanying notes are an integral part of these consolidated financial statements.

(107)

MERCER INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of U.S. dollars)

	For the Year Ended December 31,
	2018	2017	2016
Cash flows from (used in) operating activities

Net income	$128,589	$70,483	$34,943

Adjustments to reconcile net income to cash flows from operating activities

Depreciation and amortization	96,729	85,294	71,984

Deferred income tax provision	16,596	22,056	16,809

Loss on settlement of debt	21,515	10,696	454

Defined benefit pension plans and other post-retirement benefit plan expense	1,868	2,179	1,955

Stock compensation expense	3,940	2,890	4,659

Other	3,165	2,497	4,582

Defined benefit pension plans and other post-retirement benefit plan contributions	(1,133)	(2,031)	(2,316)

Changes in working capital

Accounts receivable	(10,370)	(64,949)	9,466

Inventories	(58,082)	(19,994)	6,844

Accounts payable and accrued expenses	37,959	37,170	(10,274)

Other	(4,108)	(4,365)	1,676

Net cash from (used in) operating activities	236,668	141,926	140,782

Cash flows from (used in) investing activities

Purchase of property, plant and equipment	(87,012)	(57,915)	(42,526)

Purchase of intangible assets	(600)	(1,777)	(1,844)

Acquisitions (Note 2)	(380,312)	(61,627)	—

Other	445	(232)	67

Net cash from (used in) investing activities	(467,479)	(121,551)	(44,303)

Cash flows from (used in) financing activities

Redemption of senior notes	(317,439)	(234,945)	(23,079)

Proceeds from issuance of senior notes	350,000	550,000	—

Proceeds from revolving credit facilities, net	36,560	22,281	—

Dividend payments	(40,724)	(29,866)	(29,733)

Payment of interest rate derivative liability	—	(6,887)	(10,883)

Payment of debt issuance costs	(10,074)	(11,620)	—

Other	(3,462)	(212)	1,318

Net cash from (used in) financing activities	14,861	288,751	(62,377)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(4,297)	10,716	(2,065)

Net increase (decrease) in cash, cash equivalents and restricted cash	(220,247)	319,842	32,037

Cash, cash equivalents and restricted cash, beginning of year	460,738	140,896	108,859

Cash, cash equivalents and restricted cash, end of year	$240,491	$460,738	$140,896

Supplemental cash flow disclosure

Cash paid for interest	$40,278	$45,908	$50,159

Cash paid for income taxes	$16,149	$10,866	$13,352

Supplemental schedule of non-cash investing and financing activities

Leased production equipment	$12,145	$145	$17,792

The accompanying notes are an integral part of these consolidated financial statements.

(108)

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share data)

Note 1. The Company and Summary of Significant Accounting Policies

Background

Mercer International Inc. (“Mercer Inc.”) is a Washington corporation and its shares of common stock are quoted and listed for trading on the NASDAQ Global Market.

Since acquiring Mercer Peace River Pulp Ltd. (formally called Daishowa-Marubeni International Ltd.) (“MPR”) in December 2018 it now owns and operates four pulp manufacturing facilities, two in Canada and two in Germany, has a 50% joint venture interest in an NBSK pulp mill in Canada and owns one sawmill that also has a biomass power plant in Germany.

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

The Company owns 100% of the economic interest in its subsidiaries with the exception of the 50% joint venture interest in an NBSK pulp mill with West Fraser Timber Co. Ltd, which is accounted for using the equity method.

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

Accounts Receivable

Accounts receivable are recorded at cost, net of an allowance for doubtful accounts. The Company reviews the collectability of accounts receivable at each reporting date. The Company maintains an allowance for doubtful

(109)

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share data)

Note 1. The Company and Summary of Significant Accounting Policies (continued)

accounts at an amount estimated to cover the potential losses on certain uninsured accounts receivable. Any amounts that are determined to be uncollectible and uninsured are offset against the allowance. The allowance is based on the Company’s evaluation of numerous factors, including the payment history and financial position of the debtors. For certain customers the Company receives a letter of credit prior to shipping its product.

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

Amortizable Intangible Assets

Amortizable intangible assets are stated at cost less accumulated amortization. Amortization is provided on a straight-line basis over the estimated useful lives of the assets. The amortization periods have been provided in the Intangible and Other Assets Note.

Sandalwood Tree Plantations

Sandalwood tree plantations are measured at the lower of cost which includes both direct and indirect costs of growing and harvesting the sandalwood trees and net realizable value. The cost of the sandalwood plantations is recorded in intangible assets and other and the cost of the harvested sandalwood is recorded in inventory in the Consolidated Balance Sheets.

Pension Plans

The Company maintains defined benefit pension plans for its MPR employees and its salaried employees at Celgar which are funded and non-contributory. The cost of the benefits earned by the employees is determined using the projected benefit method prorated on services. The pension expense reflects the current service cost, the interest on the unfunded liability and the amortization over the estimated average remaining service life of the employees of (i) prior service costs, and (ii) the net actuarial gain or loss that exceeds 10% of the greater of the accrued benefit obligation and the fair value of plan assets as at the beginning of the year. The Company recognizes the net funded status of the plan.

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

Chemicals and wood residuals from our German mills are sold into the European market direct to the customer and have shipping terms where control transfers once the chemicals or wood residuals are loaded onto the truck at the mill.

Shipping and Handling Costs

Amounts charged to customers for shipping and handling costs are recognized as revenue in the Consolidated Statement of Operations. Shipping and handling costs incurred by the Company are included in cost of sales, excluding depreciation and amortization in the Consolidated Statement of Operations.

Stock-Based Compensation

The Company recognizes stock-based compensation expense over an award’s requisite service period based on the award’s fair value in selling, general, and administrative expenses in the Consolidated Statement of Operations. The Company issues new shares upon the exercise of stock-based compensation awards.

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

Derivative Financial Instruments

The Company occasionally enters into derivative financial instruments to manage certain market risks. These derivative instruments are not designated as hedging instruments and accordingly, are recorded at fair value in the Consolidated Balance Sheet with the changes in fair value recognized in other income (expenses) in the Consolidated Statement of Operations. Periodically, the Company enters into derivative contracts to supply materials for its own use and as such are exempt from mark-to-market accounting.

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

Business Combinations

The Company uses the acquisition method in accounting for a business combination. Under this approach, identifiable assets acquired and liabilities assumed are recorded at their respective fair market values at the date of acquisition. In developing estimates of fair market values for long-lived assets, including identifiable

(114)

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share data)

Note 1. The Company and Summary of Significant Accounting Policies (continued)

intangible assets, the Company utilizes a variety of inputs including forecasted cash flows, discount rates, estimated replacement costs and depreciation and obsolescence factors. Valuations are performed by management or independent valuation specialists under management’s supervision, where appropriate. Acquisition costs, as well as costs to integrate acquired companies, are expensed as incurred in the Consolidated Statement of Operations.

New Accounting Pronouncements

Accounting Pronouncements Implemented

In May 2014, the FASB issued Accounting Standards Update 2014-09 (“ASU 2014-09”), Revenue Recognition – Revenue from Contracts with Customers that requires companies to recognize revenue when a customer obtains control rather than when companies have transferred substantially all risks and rewards of a good or service. Additionally, the update provides presentation and disclosure requirements which are more detailed in regards to the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The Company adopted ASU 2014-09 as at January 1, 2018 using the modified retrospective method. This update does not change the amount or timing of when the Company recognizes revenue as the majority of the Company’s revenue arises from contracts with customers in which the sale of goods is the main performance obligation. The Company’s revised revenue recognition disclosure has been included in the Significant Accounting Policies and the Business Segment Information Note.

In March 2017, the FASB issued Accounting Standards Update 2017-07 (“ASU 2017-07”), Improving the Presentation of Net Periodic Pension Cost and Net Periodic Post-Retirement Benefit Cost which requires that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations. The Company adopted ASU 2017-07 as at January 1, 2018. For the year ended December 31, 2018, $1,132 of the net benefit cost has been recorded in other income (expenses) in the Consolidated Statement of Operations. For the years ended December 31, 2017 and December 31, 2016, $1,500 and $1,381, respectively, has been reclassified from cost of sales, excluding depreciation and amortization to other income (expenses) in the Consolidated Statement of Operations.

In January 2018, the FASB released guidance on the accounting for tax on the global intangible low-taxed income (“GILTI”) provisions of the Tax Cuts and Jobs Act (the “Act”). The GILTI provisions impose a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. The Company has elected to treat the GILTI inclusions as a period cost.

In August 2018, the FASB issued Accounting Standards Update 2018-14 (“ASU 2018-14”), Compensation - Retirement Benefits - Defined Benefit Plans - General which both modifies and clarifies certain disclosure requirements for defined benefit pension and post-retirement plans. This update is effective for financial statements issued for fiscal years beginning after December 15, 2020, with early adoption permitted. The Company elected to early adopt ASU 2018-14 and the revised disclosure has been included in the Pension and Other Post-Retirement Benefit Obligations Note.

(115)

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share data)

Note 1. The Company and Summary of Significant Accounting Policies (continued)

Accounting Pronouncements Not Yet Implemented

In February 2016, the FASB issued Accounting Standards Update 2016-02, Leases (“ASU 2016-02”) which requires lessees to recognize virtually all of their leases on the balance sheet, by recording a right-of-use asset (“ROU assets”) and corresponding liability. In July 2018 the FASB issued Accounting Standards Update 2018-10, Codification Improvements to Topic 842, Leases as well as Accounting Standards Update 2018-11, Leases: Targeted Improvements which further affect the guidance of ASU 2016-02. These updates are effective for financial statements issued for fiscal years beginning after December 15, 2018, with early adoption permitted at the beginning of an interim or annual reporting period. The Company will adopt these updates on January 1, 2019 using the available practical expedients. The standard will have a material impact on the Consolidated Balance Sheets, but is not expected to impact the Consolidated Statement of Operations. The most significant impact will be the recognition of ROU assets and lease liabilities for operating leases while the accounting for capital leases will remain substantially unchanged. Adoption of the standard will result in recognition of additional ROU assets and lease liabilities for operating leases of approximately $14,700.

In February 2018, the FASB issued Accounting Standards Update 2018-02, Income Statement - Reporting Comprehensive Income which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Act. This update is effective for fiscal years beginning after December 15, 2018, and should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Act is recognized. The adoption of this update will not have an impact on the consolidated financial statements.

In June 2018, the FASB issued Accounting Standards Update 2018-07, Compensation - Stock Compensation - Improvements to Nonemployee Share-Based Payment Accounting which both clarifies and modifies accounting requirements relating to nonemployee share based payment transactions. The adoption of this update will not have an impact on the consolidated financial statements.

In August 2018, the FASB issued Accounting Standards Update 2018-13, Fair Value Measurement which both modifies and clarifies the disclosure requirements for fair value measurement. This update is effective for financial statements issued for fiscal years beginning after December 15, 2019, with early adoption permitted. The adoption of this update will not have an impact on the current disclosure in the consolidated financial statements.

Note 2. Acquisitions

MPR

On December 10, 2018, the Company acquired all of the issued and outstanding shares of MPR for consideration of $344,588 cash, subject to certain customary working capital adjustments. The acquisition results in 100% ownership of a bleached kraft pulp mill in Peace River, Alberta, a 50% joint venture interest in an NBSK pulp mill in Quesnel, British Columbia, and a 50% interest in a logging and chipping operation for the areas underlying MPR’s forest management agreements and timber allocations. The acquisition of MPR expands the Company’s presence in Asia and adds northern bleached hardwood kraft to its product mix.

(116)

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share data)

Note 2. Acquisitions (continued)

The following summarizes the Company’s preliminary allocation of the purchase price to the estimated fair value of the assets acquired and liabilities assumed from MPR at the acquisition date:

Purchase Price Allocation
Current assets	$135,305
Property, plant and equipment	207,743
Investment in joint ventures	62,672
Amortizable intangible assets, timber cutting rights (a)	34,810
Other long-term assets	392

Total assets acquired	440,922
Current liabilities	35,578
Pension obligations	9,747
Deferred income tax	47,912
Other long-term liabilities	3,097

Total liabilities assumed	96,334

Net assets acquired	$344,588

(a)

The timber cutting rights are being amortized on a straight line basis over 30 years. The fair value of the timber cutting rights was determined through the market approach utilizing comparable market data. The values were then discounted at a rate of 12.5% for 30 years to arrive at the fair value.

The purchase price allocation was based on a preliminary valuation and may be revised as a result of additional information obtained regarding the assets acquired and liabilities assumed, and revisions of provisional estimates of fair value, including, but not limited to, the completion of valuations related to property, plant, and equipment and the identification of intangible assets. The purchase price allocation will be finalized during the 12-month measurement period following the acquisition date.

MPR is a business under GAAP, accordingly the Company began consolidating its results of operations, financial position and cash flows in the consolidated financial statements as of the acquisition date. The amount of MPR’s revenues and net loss included in the Consolidated Statement of Operations for the year ended December 31, 2018 was $29,907 and $978, respectively. In the year ended December 31, 2018, $1,871 of acquisition related costs were recognized in selling, general and administrative expenses in the Consolidated Statement of Operations. The Company also incurred an acquisition commitment fee of $5,250 for a senior unsecured bridge facility to ensure financing was in place for the acquisition. However, the bridge facility was not used as the Company issued the senior notes due 2025.

The following unaudited pro forma information represents the Company’s results of operations as if the acquisition of MPR had occurred on January 1, 2017. This pro forma information does not purport to be indicative of the results that would have occurred for the periods presented or that may be expected in the future.

	For the Year Ended December 31,
	2018	2017
Revenues	$1,906,697	$1,503,446

Net income	$189,431	$42,267

(117)

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share data)

Note 2. Acquisitions (continued)

The unaudited pro forma information includes additional interest expense related to debt issued to finance the acquisition of $25,190 and $26,989 for the years ended December 31, 2018 and December 31, 2017, respectively and additional depreciation expense of $11,679 and $9,776 for the years ended December 31, 2018 and December 31, 2017, respectively. Other adjustments also include those related to increasing the December 31, 2018 net income and decreasing the December 31, 2017 net income by the non-recurring acquisition commitment fee of $5,250 and acquisition costs of $1,871.

MPR undertakes related party transactions in the normal course of business with the 50% owned NBSK pulp mill with whom $6,044 has been incurred primarily for the purchase of pulp. MPR also transacts with the 50% owned logging operation and as of December 31, 2018, had a balance of $2,343 owing to the logging operation related to the purchase of chips and logs.

Santanol

On October 18, 2018, the Company acquired Santanol for $35,724 cash. Santanol owns and leases existing Indian sandalwood plantations and a processing extraction plant in Australia. The acquisition presents the opportunity to expand the Company’s operations to include plantation harvesting as well as production and marketing of solid wood chemical extractives.

The following summarizes the Company’s allocation of the purchase price to the fair value of the assets acquired and liabilities assumed from Santanol at the acquisition date:

Purchase Price Allocation
Net working capital	$5,111

Property, plant and equipment	18,490

Sandalwood tree plantations (a)	12,123

Net assets acquired	$35,724

(a)	The fair value of the sandalwood tree plantations was determined using the discounted cash flows method using a rate of 10.5%.

Santanol is a business under GAAP, accordingly the Company began consolidating its results of operations, financial position and cash flows in the consolidated financial statements as of the acquisition date. The amount of Santanol’s revenues and net loss included in the Consolidated Statement of Operations for the year ended December 31, 2018 was $478 and $907, respectively. In the year ended December 31, 2018, $777 of acquisition related costs were recognized in selling, general and administrative expenses in the Consolidated Statement of Operations.

Pro forma information related to acquisition of Santanol has not been included as it does not have a material effect on the Company’s Consolidated Statements of Operations.

(118)

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share data)

Note 3. Accounts Receivable

	December 31,
	2018	2017
Trade, net of allowance of $nil (2017 – $18)	$230,426	$186,008
Other	22,266	20,019

	$252,692	$206,027

Note 4. Inventories

	December 31,
	2018	2017
Raw materials	$103,983	$49,137
Finished goods	114,304	58,364
Spare parts and other	85,526	69,100

	$303,813	$176,601

Note 5. Property, Plant and Equipment

	Estimated Useful Lives (Years)	December 31,
		2018	2017
Land		$54,832	$44,834

Buildings	10 - 50	251,408	187,738

Production and other equipment	25	1,698,132	1,556,242

		2,004,372	1,788,814

Less: accumulated depreciation		(975,115)	(943,966)

		$1,029,257	$844,848

As at December 31, 2018, property, plant and equipment was net of $211,532 of unamortized government investment grants (2017 – $243,164). As at December 31, 2018, included in production and other equipment is equipment under capital leases which had gross amounts of $44,756 (2017 – $35,648), and accumulated depreciation of $15,963 (2017 – $13,954). During the year ended December 31, 2018, production and other equipment totaling $12,145 was acquired under capital lease obligations (2017 – $145; 2016 – $17,792).

The Company maintains industrial landfills on its premises for the disposal of waste, primarily from the mills’ pulp processing activities. The mills have obligations under their landfill permits to decommission these disposal facilities pursuant to certain regulations. As at December 31, 2018, the Company had recorded $8,752 (2017 – $5,278) of asset retirement obligations in capital leases and other in the Consolidated Balance Sheet.

(119)

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share data)

Note 6. Intangible and Other Assets

Intangible assets as at December 31, 2018 and December 31, 2017, were comprised of the following:

	Estimated Useful Lives (Years)	December 31,
		2018	2017
Energy sales agreement	11	$17,234	$18,052
Timber cutting rights	30	34,139	—
Software and other intangible assets	5	23,731	23,635

		75,104	41,687
Less: accumulated amortization		(21,177)	(17,115)

		$53,927	$24,572

Other assets of $17,904 (2017 – $1,575) primarily relate to sandalwood tree plantations.

Note 7. Accounts Payable and Other

	December 31,
	2018	2017
Trade payables	$36,333	$36,151
Accrued expenses	95,936	67,528
Interest payable	16,861	10,093
Income tax payable	29,818	4,324
Legal cost award payable (Note 17(c))	6,951	—
Dividends payable	—	8,126
Other	8,585	7,335

	$194,484	$133,557

Note 8. Debt

	December 31,
	2018	2017
2022 Senior Notes, principal amount, $100,000 (a)	$98,918	$394,565

2024 Senior Notes, principal amount, $250,000 (a)	246,154	245,398

2025 Senior Notes, principal amount, $350,000 (a)	342,761	—

2026 Senior Notes, principal amount, $300,000 (a)	294,588	293,773

Credit facilities

€200 million joint revolving credit facility (b)	58,968	—

C$40 million revolving credit facility (c)	—	—

€70 million revolving credit facility	—	25,185

€2.6 million demand loan (d)	—	—

	$1,041,389	$958,921

(120)

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share data)

Note 8. Debt (continued)

As at December 31, 2018, the maturities of the principal portion of debt are as follows:

2019	$—
2020	—
2021	—
2022	100,000
2023	58,968
Thereafter	900,000

$1,058,968

Certain of the Company’s debt instruments were issued under agreements which, among other things, may limit its ability and the ability of its subsidiaries to make certain payments, including dividends. These limitations are subject to specific exceptions. As at December 31, 2018, the Company is in compliance with the terms of its debt agreements.

(a)

On December 7, 2018, the Company issued $350,000 in aggregate principal amount of 7.375% senior notes which mature on January 15, 2025 (“2025 Senior Notes”). The 2025 Senior Notes were issued at a price of 100% of their principal amount. The net proceeds of the offerings were $342,682 after deducting the underwriter’s discount and offering expenses. The net proceeds, together with cash on hand, were used to finance the acquisition of MPR.

On December 20, 2017, the Company issued $300,000 in aggregate principal amount of 5.50% senior notes which mature on January 15, 2026 (“2026 Senior Notes”). The 2026 Senior Notes were issued at a price of 100% of their principal amount. The net proceeds of the offering were $293,795, after deducting the underwriter’s discount and offering expenses.

In January 2018, the Company used the net proceeds of the 2026 Senior Notes, together with cash on hand, to purchase $300,000 in aggregate principal amount of 2022 Senior Notes (herein defined below). In connection with this redemption the Company recorded a loss on settlement of debt of $21,515 in the Consolidated Statement of Operations. As at December 31, 2017, the total cash used to redeem the 2022 Senior Notes was classified as restricted cash and the carrying value of the 2022 Senior Notes was classified as a current liability in the Consolidated Balance Sheet.

On February 3, 2017, the Company issued $225,000 in aggregate principal amount of 6.50% senior notes which mature on February 1, 2024 (“2024 Senior Notes”) and on March 16, 2017, the Company issued an additional $25,000 in aggregate principal amount of its 2024 Senior Notes. The 2024 Senior Notes were issued at a price of 100% of their principal amount. The net proceeds of the offerings were $244,711, after deducting the underwriter’s discount and offering expenses. The net proceeds from the 2024 Senior Notes, together with cash on hand, were used to redeem $227,000 of remaining aggregate principal amount of outstanding senior notes due 2019, to finance the acquisition of the Friesau mill, a sawmill and biomass power plant near Friesau, Germany and for general working capital purposes. In connection with the redemption the Company recorded a loss on settlement of debt of $10,696 in the Consolidated Statement of Operations.

On November 26, 2014, the Company issued $400,000 in aggregate principal amount of 7.75% senior notes which mature on December 1, 2022 (“2022 Senior Notes” and collectively with the 2024 Senior Notes, 2025 Senior Notes and 2026 Senior Notes, the “Senior Notes”).

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

The Company may redeem all or a part of the 2025 Senior Notes or 2026 Senior Notes, upon not less than 10 days’ or more than 60 days’ notice and the Company may redeem all or a part of the 2024 Senior Notes or 2022 Senior Notes, upon not less than 30 days’ or more than 60 days’ notice at the redemption price plus accrued and unpaid interest to (but not including) the applicable redemption date.

The following table presents the redemption prices (expressed as percentages of principal amount) and the redemption periods:

2022 Senior Notes		2024 Senior Notes		2025 Senior Notes		2026 Senior Notes
12 Month Period Beginning	Percentage	12 Month Period Beginning	Percentage	12 Month Period Beginning	Percentage	12 Month Period Beginning	Percentage
December 1, 2018	103.875%	February 1, 2020	103.250%	January 15, 2021	103.688%	January 15, 2021	102.750%

December 1, 2019	101.938%	February 1, 2021	101.625%	January 15, 2022	101.844%	January 15, 2022	101.375%

December 1, 2020 and thereafter	100.000%	February 1, 2022 and thereafter	100.000%	January 15, 2023 and thereafter	100.000%	January 15, 2023 and thereafter	100.000%

(b)

A €200.0 million joint revolving credit facility with all of the Company’s German mills that matures in December 2023. Borrowings under the facility are unsecured and bear interest at Euribor plus a variable margin ranging from 1.05% to 2.00% dependent on conditions including but not limited to a prescribed leverage ratio. As at December 31, 2018, approximately €51.5 million ($58,968) of this facility was drawn and accruing interest at a rate of 1.05% and approximately €11.9 million ($13,582) of this facility was supporting bank guarantees leaving approximately €136.6 million ($156,450) available.

(c)

A C$40.0 million revolving credit facility at the Celgar mill that matures in July 2023. Borrowings under the facility are collateralized by the mill’s inventory, accounts receivable, general intangibles and capital assets and are restricted by a borrowing base calculated on the mill’s inventory and accounts receivable. When the borrowing capacity is less than 25% of the total facility the Canadian dollar denominated amounts bear interest at bankers acceptance plus 1.50% or Canadian prime and the U.S. dollar denominated amounts bear interest at LIBOR plus 1.50% or U.S. base. When the borrowing capacity is greater than or equal to 25% of the total facility, the respective bankers acceptance or LIBOR margins are reduced by 0.25% and the Canadian Prime or U.S. base margins are reduced by 0.125%. As at December 31, 2018, approximately C$1.7 million ($1,245) was supporting letters of credit and approximately C$38.3 million ($28,076) was available.

(d)

A €2.6 million demand loan at the Rosenthal mill that does not have a maturity date. Borrowings under this facility are unsecured and bear interest at the rate of the three-month Euribor plus 2.50%. As at December 31, 2018, approximately €2.6 million ($2,922) of this facility was supporting bank guarantees leaving approximately $nil available.

(e)

In 2019, MPR entered into a C$60.0 million revolving credit facility that matures in February 2024. The facility is available by way of: (i) Canadian denominated advances, which bear interest at a designated

(122)

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share data)

Note 8. Debt (continued)

prime rate per annum; (ii) banker’s acceptance equivalent loans, which bear interest at the applicable Canadian dollar banker’s acceptance plus 1.25% to 1.50% per annum; (iii) dollar denominated base rate advances at the greater of the federal funds rate plus 0.50%, a designated LIBOR rate plus 1.00% and the bank’s applicable reference rate for U.S. dollar loans; and (iv) dollar LIBOR advances, which bear interest at LIBOR plus 1.25% to 1.50% per annum. The facility is secured by, among other things, the mill’s inventories and receivables.

Note 9. Pension and Other Post-Retirement Benefit Obligations

Defined Benefit Plans

Included in pension and other post-retirement benefit obligations are amounts related to Celgar and from the date of acquisition MPR.

Pension benefits are based on employees’ earnings and years of service. The defined benefit plans are funded by contributions from the Company based on actuarial estimates and statutory requirements. Information about the defined benefit plans, in aggregate for the year ended December 31, 2018 were as follows:

	2018
	Pension	Other Post- Retirement Benefits	Total
Change in benefit obligation
Benefit obligation, December 31, 2017	$38,330	$20,788	$59,118
Benefit obligation transferred, MPR	62,545	—	62,545
Service cost	269	467	736
Interest cost	1,409	709	2,118
Benefit payments	(2,346)	(594)	(2,940)
Actuarial losses (gains)	456	(5,065)	(4,609)
Foreign currency exchange rate changes	(4,667)	(1,446)	(6,113)

Benefit obligation, December 31, 2018	95,996	14,859	110,855

Reconciliation of fair value of plan assets
Fair value of plan assets, December 31, 2017	37,057	—	37,057
Fair value of plan assets transferred, MPR	52,740	—	52,740
Actual returns	378	—	378
Contributions	539	594	1,133
Benefit payments	(2,346)	(594)	(2,940)
Foreign currency exchange rate changes	(4,246)	—	(4,246)

Fair value of plan assets, December 31, 2018	84,122	—	84,122

Funded status, December 31, 2018	$(11,874)	$(14,859)	$(26,733)

Components of the net benefit cost recognized
Service cost	$269	$467	$736
Interest cost	1,409	709	2,118
Expected return on plan assets	(1,694)	—	(1,694)
Amortization of unrecognized items	915	(207)	708

Net benefit costs	$899	$969	$1,868

(123)

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share data)

Note 9. Pension and Other Post-Retirement Benefit Obligations (continued)

Information about Celgar’s defined benefit plans, in aggregate for the year ended December 31, 2017 was as follows:

	2017
	Pension	Other Post- Retirement Benefits	Total
Change in benefit obligation
Benefit obligation, December 31, 2016	$35,125	$23,928	$59,053
Service cost	95	584	679
Interest cost	1,339	947	2,286
Benefit payments	(2,222)	(706)	(2,928)
Actuarial losses (gains)	1,499	(5,484)	(3,985)
Foreign currency exchange rate changes	2,494	1,519	4,013

Benefit obligation, December 31, 2017	38,330	20,788	59,118

Reconciliation of fair value of plan assets
Fair value of plan assets, December 31, 2016	33,011	—	33,011
Actual returns	2,564	—	2,564
Contributions	1,325	706	2,031
Benefit payments	(2,222)	(706)	(2,928)
Foreign currency exchange rate changes	2,379	—	2,379

Fair value of plan assets, December 31, 2017	37,057	—	37,057

Funded status, December 31, 2017 (1)	$(1,273)	$(20,788)	$(22,061)

Components of the net benefit cost recognized
Service cost	$95	$584	$679
Interest cost	1,339	947	2,286
Expected return on plan assets	(2,012)	—	(2,012)
Amortization of unrecognized items	1,074	152	1,226

Net benefit costs	$496	$1,683	$2,179

(1)	The total of $22,141 in the Consolidated Balance Sheet also includes pension liabilities of $80 relating to employees at the Company’s Rosenthal mill.

The amortization of unrecognized items relates to net actuarial losses and prior service costs.

(124)

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share data)

Note 9. Pension and Other Post-Retirement Benefit Obligations (continued)

The Company anticipates that it will make contributions to the defined benefit plans of approximately $3,282 in 2019. Estimated future benefit payments under these plans are as follows:

	Pension	Other Post- Retirement Benefits
2019	$3,922	$660

2020	4,095	688

2021	4,258	713

2022	4,449	735

2023	4,610	759

2024 - 2028	25,953	4,131

Weighted Average Assumptions

The weighted-average assumptions used to determine the benefit obligations at the measurement dates and the net benefit costs were as follows for Celgar’s defined benefit plan:

	December 31,
	2018	2017	2016
Benefit obligations

Discount rate	3.14%	3.50%	3.80%

Rate of compensation increase	2.50%	2.50%	2.50%

Net benefit cost for year ended

Discount rate	3.50%	3.80%	4.00%

Rate of compensation increase	2.50%	2.50%	2.50%

Expected rate of return on plan assets	4.40%	6.00%	6.40%

The weighted-average assumptions used to determine the benefit obligations at the measurement dates and the net benefit costs were as follows for MPR’s defined benefit plan:

December 31, 2018
Benefit obligations

Discount rate	3.90%

Rate of compensation increase	2.75%

Net benefit cost for year ended

Discount rate	3.95%

Rate of compensation increase	3.25%

Expected rate of return on plan assets	5.15%

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

Note 9. Pension and Other Post-Retirement Benefit Obligations (continued)

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

The assumed health care cost trend rates used to determine the other post-retirement benefit obligations were as follows:

	December 31,
	2018	2017
Health care cost trend rate assumed for next year	5.50%	6.00%

Rate to which the cost trend is assumed to decline to (ultimate trend rate)	4.50%	4.50%

Year that the rate reaches the ultimate trend rate	2021	2021

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

Pension De-Risking Actions

During 2017 the Company initiated a pension de-risking strategy for Celgar’s defined benefit plan. The first step of the strategy resulted in changing the target investment mix to 80% debt securities, to more effectively hedge the plan liabilities for inactive members, and 20% equity securities, to consider the inflationary effect of future salary increases for the remaining active members.

In 2018, the Company used the debt security investments in Celgar’s defined benefit plan to purchase buy-in annuities for all inactive members. This transaction fully hedges the plan liabilities for inactive members.

(126)

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share data)

Note 9. Pension and Other Post-Retirement Benefit Obligations (continued)

Concentrations of Risk in the Defined Benefit Pension Plan’s Assets

The Company has reviewed the defined benefit pension plan’s equity investments and determined that they are allocated based on the specific investment manager’s stated investment strategy with only slight over- or under-weightings within any specific category, and that those investments are within the constraints that have been set by the Company. Those constraints include a limitation on the value that can be invested in any one entity or group and the investment category targets noted above. In addition, the Company has one independent investment manager. The Company has concluded that there are no significant concentrations of risk.

The following table presents the Celgar and MPR defined benefit pension plans’ assets fair value measurements as at December 31, 2018 under the fair value hierarchy:

	Fair value measurements as at December 31, 2018 using:
Asset Category	Level 1	Level 2	Level 3	Total
Equity securities	$ 31,230	$ —	$ —	$ 31,230
Debt securities, including buy-in annuities	49,724	—	—	49,724
Cash	2,054	—	—	2,054
Other	1,114	—	—	1,114

Total assets	$ 84,122	$ —	$ —	$ 84,122

Defined Contribution Plan

Effective December 31, 2008, the defined benefit plans at the Celgar mill were closed to new members. In addition, the related defined benefit service accrual ceased on December 31, 2008, and members began to receive pension benefits, at a fixed contractual rate, under a new defined contribution plan effective January 1, 2009. MPR also has defined contribution plans available to most of its employees. During the year ended December 31, 2018, the Company made contributions of $1,024 (2017 – $959; 2016 – $743).

Multiemployer Plan

The Company participates in a multiemployer plan for the hourly-paid employees at the Celgar mill. The contributions to the plan are determined based on a percentage of pensionable earnings pursuant to a collective bargaining agreement. The Company has no current or future contribution obligations in excess of the contractual contributions. Contributions during the year ended December 31, 2018 totaled $2,218 (2017 – $1,969; 2016 –$1,944).

Plan details are included in the following table:

	Provincially Registered Plan Number	Expiration Date of Collective Bargaining Agreement	Are the Company’s Contributions Greater Than 5% of Total Contributions?
Legal name			2018	2017	2016
The Pulp and Paper Industry Pension Plan	P085324	April 30, 2021	No	No	No

(127)

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share data)

Note 10. Income Taxes

Income before provision for income taxes by taxing jurisdiction was as follows:

	Year Ended December 31,
	2018	2017	2016
U.S.	$(69,202)	$(41,635)	$(32,511)
Foreign	246,472	145,570	91,975

	$177,270	$103,935	$59,464

The net income tax provision recognized in the Consolidated Statement of Operations for the years ended December 31, 2018, 2017 and 2016 was related to foreign tax jurisdictions.

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

The Company and/or one or more of its subsidiaries file income tax returns in the U.S., Germany, Canada and Australia. Currently, the Company does not anticipate that the expiration of the statute of limitations or the completion of audits in the next fiscal year will result in liabilities for uncertain income tax positions that are materially different than the amounts accrued or disclosed as at December 31, 2018. However, this could change as tax years are examined by taxing authorities, the timing of which are uncertain at this time. The German tax authorities have completed examinations up to and including the 2015 tax year for all but two German entities. For one entity the German tax authorities have completed examinations up to and including the 2013 tax year and for the other entity the German tax authorities have completed examinations up to and including the 2007 tax year. The Company is generally not subject to U.S. or Canadian income tax examinations for tax years before 2015 and 2014, respectively. The Company believes that it has adequately provided for any reasonable foreseeable outcomes related to its tax audits and that any settlement will not have a material adverse effect on its consolidated results.

The liability in the Consolidated Balance Sheet related to unrecognized tax benefits was $nil as at December 31, 2018 (2017 – $nil). The Company recognizes interest and penalties related to unrecognized tax benefits in provision for income taxes in the Consolidated Statement of Operations. During the year ended December 31, 2018, the Company recognized $nil in interest and penalties (2017 – $nil; 2016 – $nil).

The Tax Cuts and Jobs Act

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Act”) was signed into law making significant changes to the Internal Revenue Code. Changes included, but were not limited to, a corporate tax rate decrease from 35% to 21% effective January 1, 2018, a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as at December 31, 2017, and a minimum tax on certain foreign earnings.

As a result of the reduction of the corporate tax rate, the Company revalued its U.S. net deferred tax asset balance, excluding after tax credits, as at December 31, 2017. Based on this revaluation, the net deferred tax asset was reduced by $27,445 and the Company recorded an offsetting reduction to the valuation allowance as the

(128)

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share data)

Note 10. Income Taxes (continued)

Company has a full valuation allowance against its U.S. deferred tax assets. The amount related to the one-time transition tax on the mandatory deemed repatriation of foreign earnings was $3,473 based on cumulative foreign earnings of $22,398. The Company had loss carryforwards which were used to offset the tax. The final accounting for these impacts were finalized upon completion of the 2017 tax return and there were no material changes from the estimates reported as at December 31, 2017.

The minimum tax on certain foreign earnings includes a provision to tax global intangible low-taxed income (“GILTI”) of foreign subsidiaries. The GILTI provision resulted in additional income for tax of $245,899. The Company had loss carryforwards which were used to offset the income. The Company has calculated its best estimate of the impact of the Act in its year end income tax provision in accordance with its understanding of the Act and guidance available as of the date of this filing.

Differences between the U.S. Federal statutory and the Company’s effective rates are as follows:

	Year Ended December 31,
	2018	2017	2016
U.S. Federal statutory rate	21%	35%	35%

U.S. Federal statutory rate on income before provision for income taxes	$(37,227)	$(36,377)	$(20,812)
Tax differential on foreign income	(17,511)	10,398	5,822
Effect of foreign earnings(1)	(51,639)	(3,584)	(13,850)
Change in undistributed earnings	—	13,297	(13,297)
Change in tax rate	—	(26,627)	—
Valuation allowance	64,573	5,750	9,188
Tax benefit of partnership structure	4,208	4,937	4,933
Non-taxable foreign subsidies	2,908	2,735	2,118
True-up of prior year taxes	(9,877)	(3,685)	(980)
Foreign exchange on valuation allowance	(878)	1,953	632
Foreign exchange on settlement of debt	879	1,342	3,150
Other	(4,117)	(3,591)	(1,425)

	$(48,681)	$(33,452)	$(24,521)

Comprised of:

Current income tax provision	$(32,085)	$(11,396)	$(7,712)

Deferred income tax provision	(16,596)	(22,056)	(16,809)

	$(48,681)	$(33,452)	$(24,521)

(1)	Includes the impact of the GILTI provision.

(129)

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share data)

Note 10. Income Taxes (continued)

Deferred income tax assets and liabilities are composed of the following:

	December 31,
	2018	2017
German tax loss carryforwards	$35,364	$52,415
U.S. tax loss carryforwards and credits	8,982	47,028
Canadian tax loss carryforwards	—	5,672
Basis difference between income tax and financial reporting with respect to operating pulp mills	(138,541)	(73,665)
Long-term debt	(7,232)	(7,655)
Payable and accrued expenses	4,582	4,167
Deferred pension liability	9,657	6,122
Capital leases	8,269	5,879
Research and development expense pool	3,150	3,170
Other	(4,848)	1,971

	(80,617)	45,104
Valuation allowance	(11,116)	(75,689)

Net deferred income tax liability	$(91,733)	$(30,585)

Comprised of:
Deferred income tax asset	$1,374	$1,376
Deferred income tax liability	(93,107)	(31,961)

Net deferred income tax liability	$(91,733)	$(30,585)

The following table details the scheduled expiration dates of the Company’s net operating loss, interest and income tax credit carryforwards as at December 31, 2018:

	Amount	Expiration Date
Germany
Net operating loss	$115,700	Indefinite
Interest	$69,000	Indefinite
U.S.
Net operating loss	$8,900	2037
Income tax credits	$7,100	2020 – 2027
Canada
Scientific research and experimental development tax credits	$4,300	2030 – 2036
Australia
Net operating loss	$970	Indefinite

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

Note 10. Income Taxes (continued)

feasible tax planning strategies. The carrying value of the Company’s deferred tax assets reflects its expected ability to generate sufficient future taxable income in certain tax jurisdictions to utilize these deferred income tax benefits. Significant judgment is required when evaluating this positive and negative evidence.

The following table summarizes the changes in valuation allowances related to net deferred tax assets:

	2018	2017
Balance as at January 1	$75,689	$81,439
Additions (reversals)
U.S.	(37,709)	(3,060)
Canada	(26,384)	(4,643)
Australia	398	—
The impact of changes in foreign exchange rates	(878)	1,953

Balance as at December 31	$11,116	$75,689

As at December 31, 2018, the Company has fully recognized all deferred tax assets for its German and Canadian entities and has a full valuation allowance against the deferred tax assets for its U.S. and Australian entities.

The Company has not recognized a tax liability on the undistributed earnings of foreign subsidiaries as at December 31, 2018 because these earnings are expected to be permanently reinvested outside the U.S. or repatriated without incurring a tax liability. As at December 31, 2018, the cumulative amount of undistributed earnings upon which U.S. income taxes have not been provided was approximately $413,700.

Note 11. Shareholders’ Equity

Dividends

During the years ended December 31, 2018 and 2017 the Company’s board of directors declared the following quarterly dividends:

Date Declared	Dividend Per Common Share	Amount
February 15, 2018	$0.125	$8,147
May 3, 2018	0.125	8,150
July 26, 2018	0.125	8,150
October 25, 2018	0.125	8,150

	$0.500	$32,597

Date Declared	Dividend Per Common Share	Amount
February 9, 2017	$0.115	$7,472
April 27, 2017	0.115	7,477
July 27, 2017	0.115	7,477
October 26, 2017	0.125	8,127

	$0.470	$30,553

(131)

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share data)

Note 11. Shareholders’ Equity (continued)

In February 2019, the Company’s board of directors declared a quarterly dividend of $0.125 per common share. Payment of the dividend will be made on April 3, 2019 to all shareholders of record on March 27, 2019. Future dividends are subject to approval by the board of directors and may be adjusted as business and industry conditions warrant.

Share Capital

Preferred shares

The Company has authorized 50,000,000 preferred shares (2017 – 50,000,000) with $1 par value issuable in series, of which 2,000,000 shares have been designated as Series A. The preferred shares may be issued in one or more series. Designations and preferences for each series shall be stated in the resolutions providing for the designation and issuance of each such series adopted by the Company’s board of directors. The board of directors is authorized by the Company’s articles of incorporation to determine the voting, dividend, redemption and liquidation preferences pertaining to each such series. As at December 31, 2018, no preferred shares had been issued by the Company.

Stock Based Compensation

In June 2010, the Company adopted a stock incentive plan which provides for options, restricted stock rights, restricted shares, performance shares, PSUs and stock appreciation rights to be awarded to employees, consultants and non-employee directors. During the year ended December 31, 2018, there were no issued and outstanding options, restricted stock rights, performance shares or stock appreciation rights. As at December 31, 2018, after factoring in all allocated shares, there remain approximately 2.8 million common shares available for grant.

PSUs

PSUs comprise rights to receive common shares at a future date that are contingent on the Company and the grantee achieving certain performance objectives. The performance objective period is generally three years.

For the year ended December 31, 2018, the Company recognized an expense of $3,422 related to PSUs (2017 –$2,437; 2016 – $4,210).

The following table summarizes PSU activity during the year:

	Number of PSUs	Weighted Average Grant Date Fair Value Per Unit
Outstanding as at January 1, 2018	1,867,158	$9.28
Granted	652,548	12.75
Vested and issued	(153,243)	13.19
Forfeited	(330,455)	12.39

Outstanding as at December 31, 2018	2,036,008	$9.59

(132)

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share data)

Note 11. Shareholders’ Equity (continued)

The weighted-average grant date fair value per unit of all PSUs granted in 2017 and 2016 was $12.00 and $6.04, respectively. The total fair value of PSUs vested and issued in 2018, 2017 and 2016 was $1,992, $3,445 and $1,382, respectively.

Restricted Shares

Restricted shares generally vest at the end of one year.

Expense recognized for the year ended December 31, 2018 was $518 (2017 – $453; 2016 – $449). As at December 31, 2018, the total remaining unrecognized compensation cost related to restricted shares amounted to approximately $217 which will be amortized over the remaining vesting periods.

The following table summarizes restricted share activity during the year:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding as at January 1, 2018	43,635	$11.80
Granted	31,130	16.70
Vested and issued	(43,635)	11.80

Outstanding as at December 31, 2018	31,130	$16.70

The weighted-average grant date fair value per share of all restricted shares granted in 2017 and 2016 was $11.80 and $9.41, respectively. The total fair value of restricted shares vested and issued in 2018, 2017 and 2016 was $703, $437 and $697, respectively.

Note 12. Net Income Per Common Share

	Year Ended December 31,
	2018	2017	2016
Net income

Basic and diluted	$128,589	$70,483	$34,943

Net income per common share

Basic	$1.97	$1.09	$0.54

Diluted	$1.96	$1.08	$0.54

Weighted average number of common shares outstanding:

Basic(1)	65,133,467	64,915,955	64,631,491

Effect of dilutive shares:

PSUs	619,411	458,236	447,465
Restricted shares	17,962	18,914	19,309

Diluted	65,770,840	65,393,105	65,098,265

(1)

For the year ended December 31, 2018, the basic weighted average number of common shares outstanding excludes 31,130 restricted shares which have been issued, but have not vested as at December 31, 2018 (2017 – 43,635 restricted shares; 2016 – 38,000 restricted shares).

(133)

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share data)

Note 12. Net Income Per Common Share (continued)

The calculation of diluted net income per common share does not assume the exercise of any instruments that would have an anti-dilutive effect on net income per common share. There were no anti-dilutive instruments for the years ended December 31, 2018, 2017 and 2016.

Note 13. Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss are as follows:

	Foreign Currency Translation Adjustment	Defined Benefit Pension and Other Post- Retirement Benefit Items	Unrealized Gains / Losses on Marketable Securities	Total
Balance as at December 31, 2016	$(170,592)	$(14,663)	$(14)	$(185,269)
Other comprehensive income (loss) before reclassifications	120,509	4,537	(4)	125,042
Amounts reclassified from accumulated other comprehensive loss	—	1,226	—	1,226

Other comprehensive income (loss)	120,509	5,763	(4)	126,268

Balance as at December 31, 2017	(50,083)	(8,900)	(18)	(59,001)

Other comprehensive income (loss) before reclassifications	(76,920)	7,022	21	(69,877)
Amounts reclassified from accumulated other comprehensive loss	—	708	—	708

Other comprehensive income (loss)	(76,920)	7,730	21	(69,169)

Balance as at December 31, 2018	$(127,003)	$(1,170)	$3	$(128,170)

Note 14. Business Segment Information

The Company is managed based on the primary products it manufactures: pulp and wood products. Accordingly, the Company’s four pulp mills and its 50% interest in the NBSK pulp mill are aggregated into the pulp business segment, and the Friesau mill is a separate reportable business segment, wood products. The Company’s sandalwood business is included in Corporate and Other as it does not meet the criteria to be reported as a separate segment.

None of the income or loss items following operating income in the Company’s Consolidated Statement of Operations are allocated to the segments, since those items are reviewed separately by management.

(134)

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share data)

Note 14. Business Segment Information(continued)

Information about certain segment data for the years ended December 31, 2018, 2017 and 2016, was as follows:

December 31, 2018	Pulp	Wood Products	Corporate and Other	Consolidated
Revenues from external customers	$1,268,204	$189,036	$478	$1,457,718
Operating income (loss)	$274,356	$6,203	$(12,692)	$267,867
Depreciation and amortization	$87,628	$8,485	$616	$96,729
Purchase of property, plant and equipment	$66,207	$20,682	$123	$87,012
Total assets(1)	$1,698,071	$131,754	$145,910	$1,975,735
Revenues by major products

Pulp	$1,190,588	$—	$—	$1,190,588
Lumber	—	168,663	—	168,663
Energy and chemicals	77,616	10,831	478	88,925
Wood residuals	—	9,542	—	9,542

Total revenues	$1,268,204	$189,036	$478	$1,457,718

Revenues by geographical markets

U.S.	$55,692	$52,770	$—	$108,462
Germany	499,620	73,854	—	573,474
China	291,657	—	—	291,657
Other countries	421,235	62,412	478	484,125

Total revenues	$1,268,204	$189,036	$478	$1,457,718

(1)	Total assets for the pulp segment includes the Company’s $62,574 investment in the 50% owned NBSK pulp mill.

December 31, 2017	Pulp	Wood Products	Corporate and Other	Consolidated
Revenues from external customers	$1,071,715	$97,430	$—	$1,169,145
Operating income (loss)	$171,279	$5,610	$(8,335)	$168,554
Depreciation and amortization	$80,833	$4,060	$401	$85,294
Purchase of property, plant and equipment	$54,534	$3,197	$184	$57,915
Total assets	$1,253,545	$116,320	$354,845	$1,724,710
Revenues by major products
Pulp	$979,645	$—	$—	$979,645
Lumber	—	82,176	—	82,176
Energy and chemicals	92,070	8,872	—	100,942
Wood residuals	—	6,382	—	6,382

Total revenues	$1,071,715	$97,430	$—	$1,169,145

Revenues by geographical markets
U.S.	$23,572	$20,060	$—	$43,632
Germany	421,895	47,146	—	469,041
China	292,231	—	—	292,231
Other countries	334,017	30,224	—	364,241

Total revenues	$1,071,715	$97,430	$—	$1,169,145

(135)

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share data)

Note 14. Business Segment Information(continued)

December 31, 2016	Pulp	Wood Products	Corporate and Other	Consolidated
Revenues from external customers	$931,623	$—	$—	$931,623
Operating income (loss)	$124,594	$—	$(9,470)	$115,124
Depreciation and amortization	$71,476	$—	$508	$71,984
Purchase of property, plant and equipment	$42,462	$—	$64	$42,526
Revenues by major products
Pulp	$847,328	$—	$—	$847,328
Lumber	—	—	—	—
Energy and chemicals	84,295	—	—	84,295
Wood residuals	—	—	—	—

Total revenues	$931,623	$—	$—	$931,623

Revenues by geographical markets
U.S.	$26,985	$—	$—	$26,985
Germany	401,802	—	—	401,802
China	221,773	—	—	221,773
Other countries	281,063	—	—	281,063

Total revenues	$931,623	$—	$—	$931,623

Revenues between segments are accounted for at prices that approximate fair value. These include revenues from the sale of residual fiber from the wood products segment to the pulp segment for use in the pulp production process and from the sale of residual fuel from the pulp segment to the wood products segment for use in energy production. For the year ended December 31, 2018, the pulp segment sold $1,343 of residual fuel to the wood products segment (2017 – $1,350) and the wood products segment sold $18,537 of residual fiber to the pulp segment (2017 – $12,697).

The following table presents total long-lived assets by geographic area based on location of the asset:

	December 31,
	2018	2017
Germany	$655,260	$681,141

Canada	355,817	163,707

Australia	18,180	—

	$1,029,257	$844,848

In 2018, one customer for the pulp segment through several of their operations accounted for 13% of the Company’s total revenues (2017 – one customer through several of their operations accounted for 13%; 2016 – two customers through several of their operations accounted for 19% and 10%).

Note 15. Financial Instruments and Fair Value Measurement

Due to their short-term maturity, the carrying amounts of cash and cash equivalents, restricted cash, accounts receivable and accounts payable and other approximates their fair value.

(136)

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share data)

Note 15. Financial Instruments and Fair Value Measurement(continued)

The carrying value of the revolving credit facilities classified as Level 2 approximates their fair value as the variable interest rates reflect current interest rates for financial instruments with similar characteristics and maturities. The fair value of the Senior Notes classified as Level 2 was determined using quoted prices in a dealer market, or using recent market transactions.

The following tables present a summary of the Company’s outstanding financial instruments and their estimated fair values under the fair value hierarchy:

	Fair value measurements as at December 31, 2018 using:
Description	Level 1	Level 2	Level 3	Total
Revolving credit facility	$—	$58,968	$—	$58,968
Senior notes	—	965,000	—	965,000

	$—	$1,023,968	$—	$1,023,968

	Fair value measurements as at December 31, 2017 using:
Description	Level 1	Level 2	Level 3	Total
Revolving credit facility	$—	$25,185	$—	$25,185
Senior notes	—	989,125	—	989,125

	$—	$1,014,310	$—	$1,014,310

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

The carrying amount of cash and cash equivalents of $240,491 and accounts receivable of $252,692 recorded in the Consolidated Balance Sheet, net of any allowances for losses, represents the Company’s maximum exposure to credit risk.

(137)

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share data)

Note 16. Lease Commitments

Minimum lease payments, primarily for vehicles, and plant and equipment under capital and non-cancellable operating leases and the present value of net minimum payments as at December 31, 2018 are as follows:

	Capital Leases	Operating Leases
2019	$6,302	$3,309

2020	3,601	2,963

2021	3,441	2,717

2022	3,278	2,557

2023	3,410	2,057

Thereafter	17,025	5,360

Total	37,057	$18,963

Less: imputed interest	7,477

Total present value of minimum capitalized payments	29,580

Less: current portion of capital lease obligations	4,911

Long-term capital lease obligations	$24,669

The current portion of the capital lease obligations was included in accounts payable and other and the long-term portion was included in capital leases and other in the Consolidated Balance Sheet. Rent expense under operating leases was $1,413 for the year ended December 31, 2018 (2017 – $1,697; 2016 – $1,393).

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

(138)

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share data)

Note 17. Commitments and Contingencies (continued)

(c)

In March 2018, the Company announced it had received the decision of the tribunal in respect of its previously initiated claim in January 2012 against the Government of Canada under the North American Free Trade Agreement (“NAFTA”). The basis of the claim was that the Celgar mill had received discriminatory treatment regarding its ability to purchase and sell energy compared to other pulp mills and entities that generate and sell electricity within the Province of British Columbia. The tribunal ruled that there was no violation of NAFTA and as is customary in these matters, the tribunal awarded costs to the Government of Canada of approximately $6,951. The Company settled this amount in January 2019.

(139)

SUPPLEMENTARY FINANCIAL INFORMATION

(UNAUDITED)

Selected Quarterly Financial Data

(In thousands of U.S. dollars, except per share data)

	Quarters Ended
	March 31	June 30	September 30	December 31
2018
Revenues	$367,903	$346,532	$331,058	$412,225

Cost of sales, excluding depreciation and amortization	254,285	271,134	230,009	276,673

Cost of sales depreciation and amortization	23,209	22,906	23,197	26,976

Gross profit	90,409	52,492	77,852	108,576

Selling, general and administrative expenses	14,361	15,016	14,506	17,579

Operating income	76,048	37,476	63,346	90,997

Net income	25,649	16,755	41,176	45,009

Net income per share*	$0.39	$0.26	$0.63	$0.68

2017
Revenues	$242,784	$283,177	$305,498	$337,686

Cost of sales, excluding depreciation and amortization	172,596	230,534	228,941	233,948

Cost of sales depreciation and amortization	19,116	20,521	22,568	22,688

Gross profit	51,072	32,122	53,989	81,050

Selling, general and administrative expenses	9,726	13,259	12,327	14,367

Operating income	41,346	18,863	41,662	66,683

Net income (loss)	9,726	(2,104)	21,143	41,718

Net income (loss) per share*	$0.15	$(0.03)	$0.32	$0.64

*	On a diluted basis

(140)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

3.1	Articles of Incorporation of Mercer International Inc., as amended. Incorporated by reference from Form 8-A filed March 2, 2006.

3.2	Bylaws of Mercer International Inc. Incorporated by reference from Form 8-A filed March 2, 2006.

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

4.4

Indenture dated December 7, 2018 between Mercer International Inc. and Wells Fargo Bank, National Association, as trustee, relating to the 2025 Senior Notes. Incorporated by reference from Form 8-K filed December 7, 2018.

10.1*

Revolving Credit Facility Agreement dated December 19, 2018 among Zellstoff-und Papierfabrik Rosenthal GmbH, Mercer Timber Products GmbH, Zellstoff Stendal GmbH, Mercer Holz GmbH, Stendal Pulp Holding GmbH, D&Z Holding GmbH, Zellstoff Stendal Transport GmbH, Mercer Pulp Sales GmbH, UniCredit Bank AG, Commerzbank AG, Luxembourg Branch, Credit Suisse AG, London Branch, Landesbank Baden-Württemberg and Royal Bank of Canada.

10.2

Revolving Credit Facility Agreement dated November 25, 2014 among Zellstoff Stendal GmbH, UniCredit Bank AG, Credit Suisse AG, London Branch, Royal Bank of Canada and Barclays Bank PLC. Incorporated by reference from Form 8-K filed November 28, 2014.

10.3	Form of Trustee’s Indemnity Agreement between Mercer International Inc. and its Trustees. Incorporated by reference from Form 10-K filed March 31, 2003.[P]

10.4†

Mercer International Inc. 2010 Stock Incentive Plan, as amended. Incorporated by reference from Appendix A to Mercer International Inc.’s definitive proxy statement on Schedule 14A filed April 24, 2014.

10.5†	Employment Agreement effective November 1, 2005 between Mercer International Inc. and Leonhard Nossol dated August 18, 2005. Incorporated by reference from Form 10-Q filed May 6, 2008.

10.6†	Employment Agreement dated October 2, 2006 between Stendal Pulp Holding GmbH and Wolfram Ridder. Incorporated by reference from Form 8-K filed October 3, 2006.

10.7

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

10.8

Third Amended and Restated Credit Agreement dated as of July 16, 2018 among Zellstoff Celgar Limited Partnership, as borrower, and the lenders from time to time parties thereto, as lenders, and Canadian Imperial Bank of Commerce, as agent. Incorporated by reference from Form 10-Q filed July 26, 2018.

10.9

Share Purchase Agreement by and among Marubeni Corporation, Nippon Paper Industries Co., Ltd. and Daishowa North America Corporation and Mercer International Inc. dated as of October 3, 2018. Incorporated by reference from Form 8-K filed October 9, 2018.

10.10†	Employment Agreement between Mercer International Inc. and David Ure dated August 12, 2013. Incorporated by reference from Form 8-K filed on July 19, 2015.

10.11

First Amending Agreement dated October 21, 2014 among Zellstoff Celgar Limited Partnership, Mercer International Inc., as guarantor, and Canadian Imperial Bank of Commerce. Incorporated by reference from Form 10-Q filed October 31, 2014.

10.12†	Amendment to Employment Agreement between Mercer International Inc. and David Ure, dated July 17, 2015. Incorporated by reference from Form 8-K filed July 19, 2015.

10.13†

Second Amended and Restated Employment Agreement between Mercer International Inc. and Jimmy S.H. Lee, dated for reference September 29, 2015. Incorporated by reference from Form 8-K filed September 29, 2015.

10.14†

Amended and Restated Employment Agreement between Mercer International Inc. and David M. Gandossi, dated for reference September 29, 2015. Incorporated by reference from Form 8-K filed September 29, 2015.

10.15

Registration Rights Agreement dated December 7, 2018 between Mercer International Inc. and Credit Suisse Securities (USA) LLC, related to the 2025 Senior Notes. Incorporated by reference from Form 8-K filed on December 7, 2018.

21.1*	List of Subsidiaries of Registrant.

23.1*	Consent of PricewaterhouseCoopers LLP.

31.1*	Section 302 Certificate of Chief Executive Officer.

31.2*	Section 302 Certificate of Chief Financial Officer.

32.1*	Section 906 Certificate of Chief Executive Officer.

32.2*	Section 906 Certificate of Chief Financial Officer.

101*

The following financial statements from the Company’s annual report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 14, 2019, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Statements of Operations; (ii) Consolidated Statements of Comprehensive Income; (iii) Consolidated Balance Sheets; (iv) Consolidated Statements of Changes in Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to the Consolidated Financial Statements.

*	Filed herewith.
†	Denotes management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERCER INTERNATIONAL INC.

Dated: February 14, 2019	By:	/s/ JIMMY S.H. LEE
Jimmy S.H. Lee
Executive Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ JIMMY S.H. LEE Jimmy S.H. Lee Executive Chairman and Director	Date: February 14, 2019

/s/ DAVID M. GANDOSSI David M. Gandossi Chief Executive Officer, Principal Executive Officer and Director	Date: February 14, 2019

/s/ DAVID K.URE David K. Ure Executive Vice President, Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer	Date: February 14, 2019

/s/ WILLIAM D. MCCARTNEY William D. McCartney Director	Date: February 14, 2019

/s/ BERNARD PICCHI Bernard Picchi Director	Date: February 14, 2019

/s/ JAMES SHEPHERD James Shepherd Director	Date: February 14, 2019

/s/ KEITH PURCHASE Keith Purchase Director	Date: February 14, 2019

/s/ MARTHA MORFITT Martha Morfitt Director	Date: February 14, 2019

/s/ ALAN WALLACE Alan Wallace Director	Date: February 14, 2019

/s/ LINDA WELTY Linda Welty Director	Date: February 14, 2019