Form 10-Q
period 2019-03-31
MERCER INTERNATIONAL INC.
filed 2019-05-02
CIK 1333274

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    YES  ☒    NO  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “non-accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-Accelerated Filer	☐	Smaller Reporting Company	☐

		Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $1.00 per share	MERC	NASDAQ Global Select Market

The Registrant had 65,651,056 shares of common stock outstanding as at May 1, 2019.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MERCER INTERNATIONAL INC.

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2019

(Unaudited)

FORM 10-Q

QUARTERLY REPORT - PAGE 2

MERCER INTERNATIONAL INC.

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands of U.S. dollars, except per share data)

	Three Months Ended March 31,
	2019	2018
Revenues	$483,950	$367,903
Costs and expenses
Cost of sales, excluding depreciation and amortization	343,033	254,285
Cost of sales depreciation and amortization	30,136	23,209
Selling, general and administrative expenses	17,229	14,361

Operating income	93,552	76,048

Other income (expenses)
Interest expense	(18,551)	(12,115)
Loss on settlement of debt (Note 5(a))	—	(21,515)
Legal cost award	—	(6,951)
Other income (expenses)	1,039	(237)

Total other expenses, net	(17,512)	(40,818)

Income before provision for income taxes	76,040	35,230
Provision for income taxes	(24,424)	(9,581)

Net income	$51,616	$25,649

Net income per common share
Basic	$0.79	$0.39
Diluted	$0.78	$0.39
Dividends declared per common share	$0.125	$0.125

INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands of U.S. dollars)

	Three Months Ended March 31,
	2019	2018
Net income	$51,616	$25,649
Other comprehensive income (loss), net of taxes
Foreign currency translation adjustment	(3,851)	16,285
Change in unrecognized losses and prior service costs related to defined benefit pension plans, net of taxes of $6 (2018 - $nil)	60	(154)
Change in unrealized gains/losses on marketable securities, net of taxes of $nil in all periods	(21)	1

Other comprehensive income (loss), net of taxes	(3,812)	16,132

Total comprehensive income	$47,804	$41,781

The accompanying notes are an integral part of these interim consolidated financial statements.

FORM 10-Q

QUARTERLY REPORT - PAGE 3

MERCER INTERNATIONAL INC.

INTERIM CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

	March 31,	December 31,
	2019	2018
ASSETS
Current assets
Cash and cash equivalents	$233,234	$240,491
Accounts receivable	308,573	252,692
Inventories	282,308	303,813
Prepaid expenses and other	19,636	13,703

Total current assets	843,751	810,699
Property, plant and equipment, net	1,021,957	1,029,257
Investment in joint ventures	56,049	62,574
Intangible assets, net	55,721	53,927
Operating lease right-of-use assets	14,581	—
Other long-term assets	19,985	17,904
Deferred income tax	1,351	1,374

Total assets	$2,013,395	$1,975,735

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and other	$211,377	$194,484
Pension and other post-retirement benefit obligations	879	904

Total current liabilities	212,256	195,388
Debt	1,007,774	1,041,389
Pension and other post-retirement benefit obligations	26,052	25,829
Finance lease liabilities	23,604	24,669
Operating lease liabilities	12,145	—
Other long-term liabilities	14,118	13,924
Deferred income tax	96,764	93,107

Total liabilities	1,392,713	1,394,306

Shareholders’ equity
Common shares $1 par value; 200,000,000 authorized; 65,651,000 issued and outstanding (2018 – 65,202,000)	65,620	65,171
Additional paid-in capital	341,644	342,438
Retained earnings	345,400	301,990
Accumulated other comprehensive loss	(131,982)	(128,170)

Total shareholders’ equity	620,682	581,429

Total liabilities and shareholders’ equity	$2,013,395	$1,975,735

Commitments and contingencies (Note 14)
Subsequent events (Note 8)

The accompanying notes are an integral part of these interim consolidated financial statements.

FORM 10-Q

QUARTERLY REPORT - PAGE 4

MERCER INTERNATIONAL INC.

INTERIM CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(In thousands of U.S. dollars)

	Common Shares
	Number (thousands of shares)	Amount, at Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance December 31, 2018	65,202	$65,171	$342,438	$301,990	$(128,170)	$581,429
Shares issued on grants of performance share units	449	449	(449)	—	—	—
Stock compensation expense (recovery)	—	—	(345)	—	—	(345)
Net income	—	—	—	51,616	—	51,616
Dividends declared	—	—	—	(8,206)	—	(8,206)
Other comprehensive loss	—	—	—	—	(3,812)	(3,812)

Balance March 31, 2019	65,651	$65,620	$341,644	$345,400	$(131,982)	$620,682

Balance December 31, 2017	65,017	$64,974	$338,695	$205,998	$(59,001)	$550,666
Shares issued on grants of performance share units	153	153	(153)	—	—	—
Stock compensation expense (recovery)	—	—	193	—	—	193
Net income	—	—	—	25,649	—	25,649
Dividends declared	—	—	—	(8,146)	—	(8,146)
Other comprehensive income	—	—	—	—	16,132	16,132

Balance March 31, 2018	65,170	$65,127	$338,735	$223,501	$(42,869)	$584,494

The accompanying notes are an integral part of these interim consolidated financial statements.

FORM 10-Q

QUARTERLY REPORT - PAGE 5

MERCER INTERNATIONAL INC.

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands of U.S. dollars)

	Three Months Ended March 31,
	2019	2018
Cash flows from (used in) operating activities
Net income	$51,616	$25,649
Adjustments to reconcile net income to cash flows from operating activities
Depreciation and amortization	30,247	23,319
Deferred income tax provision	3,639	4,812
Loss on settlement of debt	—	21,515
Defined benefit pension plans and other post-retirement benefit plan expense	856	439
Stock compensation expense (recovery)	(345)	193
Other	441	820
Defined benefit pension plans and other post-retirement benefit plan contributions	(1,158)	(45)
Changes in working capital
Accounts receivable	(56,353)	(5,132)
Inventories	21,141	(6,822)
Accounts payable and accrued expenses	(173)	18,027
Other	(7,725)	(6,398)

Net cash from (used in) operating activities	42,186	76,377

Cash flows from (used in) investing activities
Purchase of property, plant and equipment	(19,389)	(16,184)
Purchase of intangible assets	(316)	(167)
Other	(261)	—

Net cash from (used in) investing activities	(19,966)	(16,351)

Cash flows from (used in) financing activities
Redemption of senior notes	—	(317,439)
Proceeds from (repayment of) revolving credit facilities, net	(33,672)	20,071
Dividend payments	—	(8,127)
Payment of debt issuance costs	(509)	(1,390)
Proceeds from government grants	6,320	—
Other	(862)	(848)

Net cash from (used in) financing activities	(28,723)	(307,733)

Effect of exchange rate changes on cash and cash equivalents	(754)	535

Net decrease in cash and cash equivalents	(7,257)	(247,172)
Cash and cash equivalents, beginning of period	240,491	460,738

Cash and cash equivalents, end of period	$233,234	$213,566

Supplemental cash flow disclosure
Cash paid for interest	$16,983	$11,272
Cash paid for income taxes	$23,613	$1,478

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

The Interim Consolidated Financial Statements have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). The year-end Consolidated Balance Sheet data was derived from audited financial statements. The footnote disclosure included herein has been prepared in accordance with accounting principles generally accepted for interim financial statements in the United States (“GAAP”). The unaudited Interim Consolidated Financial Statements should be read together with the audited Consolidated Financial Statements and accompanying notes included in the Company’s latest Annual Report on Form 10-K for the fiscal year ended December 31, 2018. In the opinion of the Company, the unaudited Interim Consolidated Financial Statements contained herein contain all adjustments necessary for a fair statement of the results of the interim periods included. The results for the periods included herein may not be indicative of the results for the entire year.

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

New Accounting Pronouncements

Accounting Pronouncements Implemented

In February 2016, the Financial Accounting Standards Board (“FASB”) established Topic 842, Leases, by issuing Accounting Standards Update (“ASU”) 2016-02, Leases, which requires lessees to recognize virtually all leases on the balance sheet, by recording a right-of-use asset and corresponding liability. Additionally, the update also requires additional disclosures in regards to the nature, timing and uncertainty of cash flows arising from leases. Topic 842 was subsequently amended by ASU 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU 2018-10, Codification Improvements to Topic 842, Leases; and ASU 2018-11, Leases: Targeted Improvements. These updates are effective for financial statements issued for fiscal years beginning after December 15, 2018. The Company adopted these updates on January 1, 2019 using the modified retrospective method and used the effective date as the date of initial application. Consequently, financial information will not be updated before January 1, 2019. The new standard provides a number of optional practical expedients in transition and the Company elected to use all of them on adoption.

Adoption of the standard resulted in recognition of right-of-use assets and lease liabilities for operating leases of $14,581 as at March 31, 2019. The standard did not impact the Interim Consolidated Statements of Operations or the Interim Consolidated Statements of Cash Flows. The Company’s lease disclosure has been included in the Lease Commitments Note.

FORM 10-Q

QUARTERLY REPORT - PAGE 7

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Note 2. Acquisition of Mercer Peace River (“MPR”)

On December 10, 2018, the Company acquired all of the issued and outstanding shares of MPR for cash consideration of $344,588, subject to certain customary working capital adjustments. The acquisition results in 100% ownership of a bleached kraft pulp mill in Peace River, Alberta, a 50% joint venture interest in the Cariboo Pulp and Paper Company (“CPP”), an NBSK pulp mill, in Quesnel, British Columbia, and a 50% interest in a logging and chipping operation for the areas underlying MPR’s forest management agreements and timber allocations. The acquisition of MPR expands the Company’s presence in Asia and adds northern bleached hardwood kraft to its product mix.

The following summarizes the Company’s allocation of the preliminary purchase price to the fair value of the assets acquired and liabilities assumed from MPR at the acquisition date:

Purchase Price Allocation
Current assets	$135,305
Property, plant and equipment	212,894
Investment in joint ventures	54,697
Amortizable intangible assets, timber cutting rights (a)	37,634
Other long-term assets	392

Total assets acquired	440,922
Current liabilities	35,578
Pension obligations	9,747
Deferred income tax	47,912
Other long-term liabilities	3,097

Total liabilities assumed	96,334

Net assets acquired	$344,588

(a)

The timber cutting rights are being amortized on a straight line basis over 30 years. The fair value of the timber cutting rights was determined through the market approach utilizing comparable market data. The values were then discounted at a rate of 12% for 30 years to arrive at the fair value.

The purchase price allocation was based on a preliminary valuation and may be revised as a result of additional information obtained regarding the assets acquired and liabilities assumed, and revisions of provisional estimates of fair value, including, but not limited to, the completion of valuations related to property, plant and equipment and the identification of intangible assets. During the three month period ended March 31, 2019 immaterial adjustments were made to the purchase price allocation to reflect the most current valuations of the assets. The purchase price will be finalized during the 12-month measurement period following the acquisition date.

Note 3. Inventories

	March 31, 2019	December 31, 2018
Raw materials	$89,126	$103,983
Finished goods	103,370	114,304
Spare parts and other	89,812	85,526

	$282,308	$303,813

FORM 10-Q

QUARTERLY REPORT - PAGE 8

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Note 4. Accounts Payable and Other

	March 31,	December 31,
	2019	2018
Trade payables	$39,579	$36,333
Accrued expenses	106,103	95,936
Interest payable	17,170	16,861
Income tax payable	28,799	29,818
Legal cost award payable	—	6,951
Dividends payable	8,206	—
Other	11,520	8,585

	$211,377	$194,484

Note 5. Debt

	March 31,	December 31,
	2019	2018
2022 Senior Notes, principal amount, $100,000 (a)	$98,987	$98,918
2024 Senior Notes, principal amount, $250,000 (a)	246,344	246,154
2025 Senior Notes, principal amount, $350,000 (a)	342,969	342,761
2026 Senior Notes, principal amount, $300,000 (a)	294,779	294,588
Credit arrangements
€200 million joint revolving credit facility (b)	—	58,968
C$60 million revolving credit facility (c)	24,695
C$40 million revolving credit facility (d)	—	—
€2.6 million demand loan (e)	—	—

	$1,007,774	$1,041,389

As at March 31, 2019, the maturities of the principal portion of debt were as follows:

2019	$—
2020	—
2021	—
2022	100,000
2023	—
Thereafter	924,695

$1,024,695

FORM 10-Q

QUARTERLY REPORT - PAGE 9

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Note 5. Debt (continued)

Certain of the Company’s debt instruments were issued under agreements which, among other things, may limit the ability to make certain payments, including dividends. These limitations are subject to specific exceptions. As at March 31, 2019, the Company was in compliance with the terms of its debt agreements.

(a)

In 2018, the Company issued $350,000 in aggregate principal amount of 7.375% senior notes which mature on January 15, 2025 (“2025 Senior Notes”). The 2025 Senior Notes were issued at a price of 100% of their principal amount. The net proceeds of the offerings were $342,682 after deducting the underwriter’s discount and offering expenses. The net proceeds, together with cash on hand, were used to finance the acquisition of MPR.

In 2017, the Company issued $300,000 in aggregate principal amount of 5.50% senior notes which mature on January 15, 2026 (“2026 Senior Notes”). The 2026 Senior Notes were issued at a price of 100% of their principal amount. The net proceeds of the offering were $293,795, after deducting the underwriter’s discount and offering expenses.

In 2018, the Company used the net proceeds of the 2026 Senior Notes, together with cash on hand, to purchase $300,000 in aggregate principal amount of 2022 Senior Notes (herein defined below). In connection with this redemption the Company recorded a loss on settlement of debt of $21,515 in the Interim Consolidated Statement of Operations.

In 2017, the Company issued $250,000 in aggregate principal amount of 6.50% senior notes which mature on February 1, 2024 (“2024 Senior Notes”). The 2024 Senior Notes were issued at a price of 100% of their principal amount. The net proceeds of the offerings were $244,711, after deducting the underwriter’s discount and offering expenses. The net proceeds, together with cash on hand, were used to redeem $227,000 of remaining aggregate principal amount of outstanding senior notes due 2019, to finance the acquisition of the Friesau sawmill and for general working capital purposes.

In 2014, the Company issued $400,000 in aggregate principal amount of 7.75% senior notes which mature on December 1, 2022 (“2022 Senior Notes” and collectively with the 2024 Senior Notes, 2025 Senior Notes and 2026 Senior Notes, the “Senior Notes”).

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

Note 5. Debt (continued)

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

(b)

A €200.0 million joint revolving credit facility with all of the Company’s German mills that matures in December 2023. Borrowings under the facility are unsecured and bear interest at Euribor plus a variable margin ranging from 1.05% to 2.00% dependent on conditions including but not limited to a prescribed leverage ratio. As at March 31, 2019, approximately €11.6 million ($13,057) of this facility was supporting bank guarantees leaving approximately €188.4 million ($211,643) available.

(c)

In 2019, MPR entered into a C$60.0 million revolving credit facility that matures in February 2024. The facility is available by way of: (i) Canadian denominated advances, which bear interest at a designated prime rate per annum; (ii) banker’s acceptance equivalent loans, which bear interest at the applicable Canadian dollar banker’s acceptance plus 1.25% to 1.50% per annum; (iii) dollar denominated base rate advances at the greater of the federal funds rate plus 0.50%, a designated LIBOR rate plus 1.00% and the bank’s applicable reference rate for U.S. dollar loans; and (iv) dollar LIBOR advances, which bear interest at LIBOR plus 1.25% to 1.50% per annum. The facility is secured by, among other things, the mill’s inventories and receivables. As at March 31, 2019, approximately C$33.0 million ($24,695) of this facility was drawn and accruing interest at a rate of 3.23% and approximately C$0.9 million ($657) was supporting letters of credit leaving approximately C$26.1 million ($19,548) available.

(d)

A C$40.0 million revolving credit facility at the Celgar mill that matures in July 2023. Borrowings under the facility are collateralized by the mill’s inventory, accounts receivable, general intangibles and capital assets and are restricted by a borrowing base calculated on the mill’s inventory and accounts receivable. When the borrowing capacity is less than 25% of the total facility the Canadian dollar denominated amounts bear interest at bankers acceptance plus 1.50% or Canadian prime and the U.S. dollar denominated amounts bear interest at LIBOR plus 1.50% or U.S. base. When the borrowing capacity is greater than or equal to 25% of the total facility, the respective bankers acceptance or LIBOR margins are reduced by 0.25% and the Canadian Prime or U.S. base margins are reduced by 0.125%. As at March 31, 2019, approximately C$1.7 million ($1,271) was supporting letters of credit leaving approximately C$38.3 million ($28,662) available.

(e)

A €2.6 million demand loan at the Rosenthal mill that does not have a maturity date. Borrowings under this facility are unsecured and bear interest at the rate of the three-month Euribor plus 2.50%. As at March 31, 2019, approximately €2.6 million ($2,867) of this facility was supporting bank guarantees leaving approximately $nil available.

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

Pension benefits are based on employees’ earnings and years of service. The defined benefit plans are funded by contributions from the Company based on actuarial estimates and statutory requirements. The components of the net benefit costs for the three month periods ended March 31, 2019 and 2018 were as follows:

	Three Months Ended March 31,
	2019		2018
	Pension	Other Post- Retirement Benefits	Pension	Other Post- Retirement Benefits
Service cost	$716	$68	$26	$120
Interest cost	877	137	323	182
Expected return on plan assets	(1,002)	—	(393)	—
Amortization of unrecognized items	215	(155)	234	(53)

Net benefit costs	$806	$50	$190	$249

Defined Contribution Plans

Effective December 31, 2008, the defined benefit plans at the Celgar mill were closed to new members. In addition, the related defined benefit service accrual ceased on December 31, 2008, and members began to receive pension benefits, at a fixed contractual rate, under a new defined contribution plan effective January 1, 2009. MPR also has defined contribution plans available to most of its employees. During the three month period ended March 31, 2019, the Company made contributions of $448 (2018 – $218).

Multiemployer Plan

The Company participates in a multiemployer plan for the hourly-paid employees at the Celgar mill. The contributions to the plan are determined based on a percentage of pensionable earnings pursuant to a collective bargaining agreement. The Company has no current or future contribution obligations in excess of the contractual contributions. Contributions during the three month period ended March 31, 2019 totaled $323 (2018 – $487).

FORM 10-Q

QUARTERLY REPORT - PAGE 12

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Note 7. Income Taxes

Differences between the U.S. Federal statutory and the Company’s effective rates for the three months ended March 31, 2019 and 2018, were as follows:

	Three Months Ended March 31,
	2019	2018
U.S. Federal statutory rate	21%	21%
U.S. Federal statutory rate on income before provision for income taxes	$(15,968)	$(7,398)
Tax differential on foreign income	(5,916)	(4,589)
Effect of foreign earnings(1)	(11,887)	(2,717)
Valuation allowance	8,341	18,245
Adjustment to uncertain tax position	—	(16,677)
Tax benefit of partnership structure	958	897
Non-taxable foreign subsidies	368	756
True-up of prior year taxes	1,275	2,610
Other	(1,595)	(708)

	$(24,424)	$(9,581)

Comprised of:
Current income tax provision	$(20,785)	$(4,769)
Deferred income tax provision	(3,639)	(4,812)

	$(24,424)	$(9,581)

(1)	Includes the impact of the global intangible low-taxed income provision in the Tax Cuts and Jobs Act of 2017.

Note 8. Shareholders’ Equity

Dividends

In February 2019, the Company’s board of directors declared a quarterly dividend of $0.125 per common share. Payment of the dividend was made on April 3, 2019 to all shareholders of record on March 27, 2019.

In May 2019, the Company’s board of directors declared a quarterly dividend of $0.1375 per common share. Payment of the dividend will be made on July 3, 2019 to all shareholders of record on June 24, 2019. Future dividends are subject to approval by the board of directors and may be adjusted as business and industry conditions warrant.

Common Stock Repurchase Program

In May 2019, the Company’s board of directors authorized a common stock repurchase program under which the Company may repurchase up to $50,000 of its shares over the next 12 months.

Stock Based Compensation

The Company has a stock incentive plan which provides for options, restricted stock rights, restricted shares, performance shares, performance share units (“PSUs”) and stock appreciation rights to be awarded to employees, consultants and non-employee directors. During the three month period ended March 31, 2019, there were no issued and outstanding options, restricted stock rights, performance shares or stock appreciation rights. As at March 31, 2019, after factoring in all allocated shares, there remain approximately 2.6 million common shares available for grant.

FORM 10-Q

QUARTERLY REPORT - PAGE 13

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Note 8. Shareholders’ Equity (continued)

PSUs

PSUs comprise rights to receive common shares at a future date that are contingent on the Company and the grantee achieving certain performance objectives. The performance objective period is generally three years. For the three month period ended March 31, 2019, the Company recognized a recovery of $475 related to PSUs (2018 expense – $64).

The following table summarizes PSU activity during the period:

Number of PSUs
Outstanding as at January 1, 2019	2,036,008
Granted	641,206
Vested and issued	(449,395)
Forfeited	(462,843)

Outstanding as at March 31, 2019	1,764,976

Restricted Shares

Restricted shares generally vest at the end of one year. Expense recognized for the three month period ended March 31, 2019 was $130 (2018 – $129). As at March 31, 2019, the total remaining unrecognized compensation cost related to restricted shares amounted to approximately $87 which will be amortized over the remaining vesting periods.

Note 9. Net Income Per Common Share

	Three Months Ended March 31,
	2019	2018
Net income
Basic and diluted	$51,616	$25,649
Net income per common share
Basic	$0.79	$0.39
Diluted	$0.78	$0.39
Weighted average number of common shares outstanding:
Basic(1)	65,400,222	65,050,275
Effect of dilutive shares:
PSUs	490,814	492,031
Restricted shares	20,102	32,515

Diluted	65,911,138	65,574,821

(1)

For the three month period ended March 31, 2019, the basic weighted average number of common shares outstanding excludes 31,130 restricted shares which have been issued, but have not vested as at March 31, 2019 (2018 – 43,635 restricted shares).

The calculation of diluted net income per common share does not assume the exercise of any instruments that would have an anti-dilutive effect on net income per common share. There were no anti-dilutive instruments for the three month periods ended March 31, 2019 and 2018.

FORM 10-Q

QUARTERLY REPORT - PAGE 14

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Note 10. Accumulated Other Comprehensive Loss

The change in the accumulated other comprehensive loss by component (net of tax) was as follows:

	Foreign Currency Translation Adjustment	Defined Benefit Pension and Other Post- Retirement Benefit Items	Unrealized Gains / Losses on Marketable Securities	Total
Balance as at January 1, 2019	$(127,003)	$(1,170)	$3	$(128,170)
Other comprehensive loss before reclassifications	(3,851)	—	(21)	(3,872)
Amounts reclassified from accumulated other comprehensive loss	—	60	—	60

Other comprehensive income (loss)	(3,851)	60	(21)	(3,812)

Balance as at March 31, 2019	$(130,854)	$(1,110)	$(18)	$(131,982)

Note 11. Business Segment Information

The Company is managed based on the primary products it manufactures: pulp and wood products. Accordingly, the Company’s four pulp mills and its 50% interest in the CPP mill are aggregated into the pulp business segment, and the Friesau sawmill is a separate reportable business segment, wood products. The Company’s sandalwood business is included in Corporate and Other as it does not meet the criteria to be reported as a separate segment.

None of the income or loss items following operating income in the Company’s Interim Consolidated Statement of Operations are allocated to the segments, as those items are reviewed separately by management.

Information about certain segment data for the three month periods ended March 31, 2019 and 2018, was as follows:

Three Months Ended March 31, 2019	Pulp	Wood Products	Corporate and Other	Consolidated
Revenues from external customers	$436,474	$44,439	$3,037	$483,950
Operating income (loss)	$93,520	$1,620	$(1,588)	$93,552
Depreciation and amortization	$28,023	$1,911	$313	$30,247
Total assets(1)	$1,782,453	$81,397	$149,545	$2,013,395
Revenues by major products
Pulp	$413,313	$—	$—	$413,313
Lumber	—	39,163	—	39,163
Energy and chemicals	23,161	2,666	3,037	28,864
Wood residuals	—	2,610	—	2,610

Total revenues	$436,474	$44,439	$3,037	$483,950

Revenues by geographical markets
U.S.	$54,568	$13,292	$—	$67,860
Germany	132,189	14,916	—	147,105
China	115,319	—	—	115,319
Other countries	134,398	16,231	3,037	153,666

Total revenues	$436,474	$44,439	$3,037	$483,950

(1)	Total assets for the pulp segment includes the Company’s $56,049 investment in joint ventures, primarily for the CPP mill.

FORM 10-Q

QUARTERLY REPORT - PAGE 15

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Note 11. Business Segment Information (continued)

Three Months Ended March 31, 2018	Pulp	Wood Products	Corporate and Other	Consolidated
Revenues from external customers	$314,235	$53,668	$—	$367,903
Operating income (loss)	$74,054	$2,982	$(988)	$76,048
Depreciation and amortization	$21,523	$1,686	$110	$23,319
Revenues by major products
Pulp	$290,551	$—	$—	$290,551
Lumber	—	48,168	—	48,168
Energy and chemicals	23,684	2,781	—	26,465
Wood residuals	—	2,719	—	2,719

Total revenues	$314,235	$53,668	$—	$367,903

Revenues by geographical markets
U.S.	$5,650	$16,405	$—	$22,055
Germany	124,738	21,766	—	146,504
China	84,481	—	—	84,481
Other countries	99,366	15,497	—	114,863

Total revenues	$314,235	$53,668	$—	$367,903

As at December 31, 2018, the Company had total assets of $1,698,071 in the pulp segment, $131,754 in the wood products segment and $145,910 in corporate and other.

Revenues between segments are accounted for at prices that approximate fair value. These include revenues from the sale of residual fiber from the wood products segment to the pulp segment for use in the pulp production process and from the sale of residual fuel from the pulp segment to the wood products segment for use in energy production. For the three month period ended March 31, 2019, the pulp segment sold $256 of residual fuel to the wood products segment (2018 – $354) and the wood products segment sold $5,407 of residual fiber to the pulp segment (2018 – $4,949).

The Company purchases and sells pulp produced by the 50% owned CPP mill. The pulp purchases are transacted at the CPP mill’s cost. For the three month period ended March 31, 2019, the Company purchased $24,633 of pulp (2018—$nil) and as at March 31, 2019 had a balance owing to the CPP mill of $2,653 (December 31, 2018—$1,347). The Company also purchases fiber from its 50% owned logging operation. For the three month period ended March 31, 2019, the Company purchased $5,794 of fiber (2018—$nil) and as at March 31, 2019 had a balance owing to the logging operation of $2,884 (December 31, 2018—$2,343).

Note 12. Financial Instruments and Fair Value Measurement

Due to their short-term maturity, the carrying amounts of cash and cash equivalents, accounts receivable and accounts payable and other approximates their fair value.

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

Note 12. Financial Instruments and Fair Value Measurement (continued)

The following tables present a summary of the Company’s outstanding financial instruments and their estimated fair values under the fair value hierarchy:

	Fair value measurements as at March 31, 2019 using:
Description	Level 1	Level 2	Level 3	Total
Revolving credit facility	$—	$24,695	$—	$24,695
Senior notes	—	1,021,125	—	1,021,125

	$—	$1,045,820	$—	$1,045,820

	Fair value measurements as at December 31, 2018 using:
Description	Level 1	Level 2	Level 3	Total
Revolving credit facility	$—	$58,968	$—	$58,968
Senior notes	—	965,000	—	965,000

	$—	$1,023,968	$—	$1,023,968

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

The carrying amount of cash and cash equivalents of $233,234 and accounts receivable of $308,573 recorded in the Interim Consolidated Balance Sheet, net of any allowances for losses, represents the Company’s maximum exposure to credit risk.

Note 13. Lease Commitments

The Company has finance leases primarily for rail cars and production equipment. The rail cars primarily have a remaining lease term of nine years with annual renewal options thereafter. The production equipment has a remaining lease term of eight years. The Company has operating leases primarily for land to support the sandalwood tree plantations and for offices. The land leases have remaining terms of six to 13 years with options to renew for up to six years. The office leases have remaining terms of four to eight years with options to renew primarily for an additional five years. A majority of the operating leases are subject to annual changes to the Consumer Price Index (“CPI”). Changes to the CPI are treated as variable lease payments and recognized in the period in which the obligation for those payments was incurred. A 100-basis-point increase in CPI would not have a material impact on lease costs.

FORM 10-Q

QUARTERLY REPORT - PAGE 17

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Note 13. Lease Commitments (continued)

The components of lease expense were as follows:

	Three Months Ended March 31,
	2019	2018
Lease cost:
Operating lease cost	$932	$850
Finance lease cost:
Amortization of right-of-use assets	881	853
Interest on lease liabilities	366	234

Total lease cost	$2,179	$1,937

Supplemental cash flow information related to leases were as follows:

	Three Months Ended March 31,
	2019	2018
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$932	$850
Operating cash flows from finance leases	$366	$234
Financing cash flows from finance leases	$862	$848

Other information related to leases is as follows:

	Three Months Ended March 31,
	2019	2018
Weighted average remaining lease term:
Operating leases	7 years	5 years
Finance leases	9 years	10 years
Weighted average discount rate:
Operating leases	6%
Finance leases	5%	5%

The discount rates used to calculate the present value of the minimum lease payments is the incremental borrowing rate that the subsidiary entering into the lease would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment.

FORM 10-Q

QUARTERLY REPORT - PAGE 18

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Note 13. Lease Commitments (continued)

Supplemental balance sheet information related to leases were as follows:

	March 31, 2019	December 31, 2018
Operating Leases
Operating lease right-of-use assets	$14,581

Other current liabilities	$2,436
Operating lease liabilities	12,145

Total operating lease liabilities	$14,581

Finance Leases
Property and equipment, gross	$43,625	$44,756
Accumulated depreciation	(16,223)	(15,963)

Property and equipment, net	$27,402	$28,793

Other current liabilities	$4,597	$4,911
Finance lease liabilities	23,604	24,669

Total finance lease liabilities	$28,201	$29,580

As at March 31, 2019, maturities of lease liabilities were as follows:

	Finance Leases	Operating Leases
2019	$4,943	$2,683
2020	3,512	3,197
2021	3,383	2,919
2022	3,216	2,734
2023	3,346	2,054
Thereafter	16,707	4,777

Total lease payments	35,107	18,364
Less: imputed interest	(6,906)	(3,783)

Total lease liability	$28,201	$14,581

As at March 31, 2019, the Company has additional finance leases for rail cars that have not yet commenced. The leases have a term of 12 years with annual renewal options thereafter. The total payments over the term of the leases will be approximately $19,600. The leases will commence in 2019.

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

In this document: (i) unless the context otherwise requires, references to “we”, “our”, “us”, the “Company” or “Mercer” mean Mercer International Inc. and its subsidiaries; (ii) references to “Mercer Inc.” mean the Company excluding its subsidiaries; (iii) information is provided as of March 31, 2019, unless otherwise stated; (iv) our reporting currency is dollars and references to “€” mean euros and “C$” mean Canadian dollars; (v) “ADMTs” refers to air-dried metric tonnes; (vi) “NBSK” refers to northern bleached softwood kraft; (vii) “NBHK” refers to northern bleached hardwood kraft; (viii) “MW” refers to megawatts and “MWh” refers to megawatt hours; (ix) “Mfbm” refers to thousand board feet of lumber and “MMfbm” mean million board feet of lumber; and (x) our lumber metrics are converted from cubic meters to Mfbm using a conversion ratio of 1.6 cubic meters to one Mfbm, which is the ratio commonly used in the industry.

Due to rounding, numbers presented throughout this report may not add up precisely to totals we provide and percentages may not precisely reflect the absolute figure.

The following discussion and analysis of our results of operations and financial condition for the three months ended March 31, 2019 should be read in conjunction with our interim consolidated financial statements and related notes included in this quarterly report, as well as our most recent annual report on Form 10-K for the fiscal year ended December 31, 2018 filed with the Securities and Exchange Commission, referred to as the “SEC”.

Results of Operations

General

We have two reportable operating segments:

•	Pulp – consists of the manufacture, sale and distribution of pulp, electricity and other by-products at our pulp mills.

•	Wood Products – consists of the manufacture, sale and distribution of lumber, electricity and other wood residuals at the Friesau sawmill.

Each segment offers primarily different products and requires different manufacturing processes, technology and sales and marketing.

On December 10, 2018 we acquired Mercer Peace River Pulp Ltd. (“MPR”) which operates the Peace River mill in Alberta and has a 50% joint venture interest in the Cariboo mill in British Columbia. The Peace River mill is a swing mill that produces both NBSK and NBHK.

Current Market Environment

In the first quarter of 2019, pulp prices declined from the fourth quarter of 2018 due to lower overall demand in China and a buildup in pulp producer inventories. In China, demand from tissue producers was steady but there was a decline in demand from paper and packaging producers.

FORM 10-Q

QUARTERLY REPORT - PAGE 22

Overall, our average NBSK pulp sales realizations were approximately 9% lower in the first quarter of 2019 compared to the fourth quarter of 2018.

At the end of the current quarter, NBSK list prices in Europe, China and North America were approximately $1,070, $730 and $1,355 per ADMT, respectively and NBHK list prices in China and North America were approximately $700 and $1,160 per ADMT, respectively.

Our integration of MPR is proceeding well and according to plan.

In the second quarter of 2019, our 50% joint venture Cariboo mill has 12 days of scheduled maintenance downtime (which will reduce our production by approximately 5,800 ADMTs).

We currently expect pulp markets to moderately strengthen with improving pricing in the second half of the year. We believe that, in the second quarter of 2019, pulp producer inventories will decline due to continued steady demand in Europe and North America, moderately higher demand from paper producers in China and scheduled producer downtime. At the end of March 2019, world NBSK producer inventories were about 37 days’ supply.

In the first quarter of 2019, U.S. lumber markets modestly recovered due to increased demand after strong declines in the second half of 2018. In the first quarter of 2019, European lumber pricing declined due to the continuation of beetle and storm damaged wood entering the market which obtains lower prices.

FORM 10-Q

QUARTERLY REPORT - PAGE 23

Summary Financial Highlights

	Three Months Ended March 31,
	2019	2018
	(in thousands, other than per share amounts)
Statement of Operations Data
Pulp segment revenues	$436,474	$314,235
Wood products segment revenues	44,439	53,668
Corporate and other revenues	3,037	—

Total revenues	$483,950	$367,903

Pulp segment operating income	$93,520	$74,054
Wood products segment operating income	1,620	2,982
Corporate and other operating loss	(1,588)	(988)

Total operating income	$93,552	$76,048

Pulp segment depreciation and amortization	$28,023	$21,523
Wood products segment depreciation and amortization	1,911	1,686
Corporate and other depreciation and amortization	313	110

Total depreciation and amortization	$30,247	$23,319

Operating EBITDA(1)	$123,799	$99,367
Loss on settlement of debt	$—	$(21,515	)(2)
Legal cost award	$—	$(6,951)
Provision for income taxes	$(24,424)	$(9,581)
Net income	$51,616	$25,649
Net income per common share
Basic	$0.79	$0.39
Diluted	$0.78	$0.39
Common shares outstanding at period end	65,651	65,171

(1)	The following table provides a reconciliation of net income to operating income and Operating EBITDA for the periods indicated:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Net income	$51,616	$25,649
Provision for income taxes	24,424	9,581
Interest expense	18,551	12,115
Loss on settlement of debt	—	21,515
Legal cost award	—	6,951
Other (income) expenses	(1,039)	237

Operating income	93,552	76,048
Add: Depreciation and amortization	30,247	23,319

Operating EBITDA	$123,799	$99,367

(2)	Redemption of 7.75% senior notes due 2022, referred to as the “2022 Senior Notes”.

FORM 10-Q

QUARTERLY REPORT - PAGE 24

Selected Production, Sales and Other Data

	Three Months Ended March 31,
	2019		2018
Pulp Segment
Pulp production (‘000 ADMTs)
NBSK	460.6		364.5
NBHK	78.6
Annual maintenance downtime (‘000 ADMTs)	—		—
Annual maintenance downtime (days)	—		—
Pulp sales (‘000 ADMTs)
NBSK	466.9		367.1
NBHK	87.8
Average NBSK pulp list prices ($/ADMT) (1)
Europe	1,105		1,097
China	710		910
North America	1,380		1,233
Average NBHK pulp list prices ($/ADMT)(1)
China	687		798
North America	1,180		1,077
Average pulp sales realizations ($/ADMT)(2)
NBSK	757		783
NBHK	656
Energy production (‘000 MWh)	560.5	(3)	438.0
Energy sales (‘000 MWh)	211.8	(3)	175.7
Average energy sales realizations ($/MWh)	94		107
Wood Products Segment
Lumber production (MMfbm)	110.7		102.7
Lumber sales (MMfbm)	109.2		115.1
Average lumber sales realizations ($/Mfbm)	359		418
Energy production and sales (‘000 MWh)	22.4		20.6
Average energy sales realizations ($/MWh)	119		135
Average Spot Currency Exchange Rates
$ / €(4)	1.1354		1.2289
$ / C$(4)	0.7521		0.7904

(1)	Source: RISI pricing report.
(2)	Sales realizations after customer discounts, rebates and other selling concessions. Incorporates the effect of pulp price variations occurring between the order and shipment dates.
(3)	Excludes energy production and sales relating to our 50% joint venture interest in the Cariboo mill, which is accounted for as an equity investment.
(4)	Average Federal Reserve Bank of New York Noon Buying Rates over the reporting period.

FORM 10-Q

QUARTERLY REPORT - PAGE 25

Consolidated - Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

Total revenues for the three months ended March 31, 2019 increased by approximately 32% to $484.0 million from $367.9 million in the same quarter of 2018 primarily due to the inclusion of the results of MPR and higher pulp sales volumes partially offset by lower product sales realizations.

Costs and expenses in the current quarter increased by approximately 34% to $390.4 million from $291.9 million in the first quarter of 2018 primarily due to the inclusion of MPR and higher pulp sales volumes partially offset by the positive impact of a stronger dollar on our euro denominated costs.

In the first quarter of 2019, cost of sales depreciation and amortization increased to $30.1 million from $23.2 million in the same quarter of 2018.

Selling, general and administrative expenses increased to $17.2 million in the first quarter of 2019 from $14.4 million in the same quarter of 2018 primarily due to the inclusion of MPR.

In the first quarter of 2019, our operating income increased by approximately 23% to $93.6 million from $76.0 million in the same quarter of 2018 due to the inclusion of MPR, the net positive impact of a stronger dollar and higher pulp sales volumes.

In the first quarter of 2018, we redeemed $300.0 million of our 2022 Senior Notes at a cost, including premium, of $317.4 million and recorded a loss on such redemption of $21.5 million (being $0.33 per share).

Interest expense in the current quarter increased to $18.6 million from $12.1 million in the same quarter of 2018 primarily as a result of the issuance in December 2018 of $350.0 million of our 7.375% senior notes due in 2025 (“2025 Senior Notes”) to finance the acquisition of MPR.

In the first quarter of 2018, we recognized an expense of $7.0 million, or $0.11 per share, in connection with the legal cost award against us in our prior claim under the North American Free Trade Agreement.

During the first quarter of 2019, income tax expense increased to $24.4 million from $9.6 million in the same quarter of 2018 due to higher income.

For the first quarter of 2019, our net income increased to $51.6 million, or $0.79 per basic share and $0.78 per diluted share, from $25.6 million, or $0.39 per share, in the same quarter of 2018.

In the first quarter of 2019, Operating EBITDA increased by approximately 25% to $123.8 million from $99.4 million in the same quarter of 2018 primarily due to the inclusion of MPR and the positive impact of a stronger dollar and higher pulp sales volumes partially offset by lower product sales realizations.

FORM 10-Q

QUARTERLY REPORT - PAGE 26

Operating Results by Business Segment

None of the income or loss items following operating income in our Interim Consolidated Statement of Operations are allocated to our segments, since those items are reviewed separately by management.

Pulp Segment - Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

Selected Financial Information

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Pulp revenues	$413,313	$290,551
Energy and chemical revenues	$23,161	$23,684
Depreciation and amortization	$28,023	$21,523
Operating income	$93,520	$74,054

Pulp revenues in the first quarter of 2019 increased by approximately 42% to $413.3 million from $290.6 million in the same quarter of 2018 due to the inclusion of MPR and higher sales volumes partially offset by lower sales realizations.

Energy and chemical revenues decreased by approximately 2% to $23.2 million in the first quarter of 2019 from $23.7 million in the same quarter of 2018 primarily due to lower chemical yields from processing storm and beetle damaged wood and the negative impact of a stronger dollar on our euro denominated sales partially offset by higher energy sales volumes.

NBSK pulp production increased by approximately 26% to 460,613 ADMTs in the current quarter from 364,486 ADMTs in the same quarter of 2018, primarily due to strong overall operating performance and the inclusion of MPR.

NBSK pulp sales volumes increased by approximately 27% to 466,893 ADMTs in the current quarter from 367,074 ADMTs in the same quarter of 2018. In the current quarter, we also sold 87,848 ADMTs of NBHK pulp.

In the current quarter of 2019 list prices for NBSK pulp in Europe and North America increased from the same quarter of 2018 largely as a result of overall steady demand. In China list prices for NBSK pulp decreased from the same quarter of 2018 as a result of reduced overall demand. Average list prices for NBSK pulp in Europe were approximately $1,105 per ADMT in the first quarter of 2019 compared to approximately $1,097 per ADMT in the same quarter of 2018. Average list prices for NBSK pulp in China and North America were approximately $710 per ADMT and $1,380 per ADMT, respectively, in the current quarter compared to approximately $910 per ADMT and $1,233 per ADMT, respectively, in the same quarter of 2018.

Average NBSK pulp sales realizations decreased by approximately 3% to $757 per ADMT in the first quarter of 2019 from approximately $783 per ADMT in the same quarter of 2018 due to lower prices in China. The NBHK pulp sales realizations in the current quarter were $656 per ADMT.

FORM 10-Q

QUARTERLY REPORT - PAGE 27

The stronger dollar versus the euro in the current quarter compared to the same quarter of the prior year decreased the dollar cost of our euro denominated costs and expenses and contributed to a positive foreign exchange impact of approximately $15.3 million on operating income.

Costs and expenses for our pulp segment in the current quarter increased by approximately 43% to $343.2 million from $240.5 million in the first quarter of 2018 primarily due to the inclusion of MPR and higher pulp sales volumes partially offset by the positive impact of a stronger dollar on our euro denominated costs.

In the first quarter of 2019, pulp segment depreciation and amortization increased to $28.0 million from $21.5 million in the same quarter of 2018.

On average, in the current quarter overall per unit fiber costs decreased by about 6% from the same quarter of 2018 due to the positive impact of a stronger dollar on our euro and Canadian dollar denominated fiber costs. In the current quarter, the fiber market for our German mills was stable due to the continued availability of storm and beetle damaged wood. For our Canadian mills, per unit fiber costs remained high due to continued strong demand for fiber in Celgar’s fiber procurement area. We currently expect generally lower per unit fiber costs in the second quarter of 2019.

Transportation costs for our pulp segment increased by approximately 90% to $37.9 million in the current quarter from $19.9 million primarily as a result of the inclusion of MPR.

In the first quarter of 2019, pulp segment operating income increased by approximately 26% to $93.5 million from $74.1 million in the same quarter of 2018 primarily due to the positive impact of a stronger dollar, the inclusion of MPR and higher pulp sales volumes partially offset by lower product sales realizations.

Wood Products Segment - Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

Selected Financial Information

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Lumber revenues	$39,163	$48,168
Energy revenues	$2,666	$2,781
Wood residual revenues	$2,610	$2,719
Depreciation and amortization	$1,911	$1,686
Operating income	$1,620	$2,982

In the first quarter of 2019 lumber revenues decreased by approximately 19% to $39.2 million from $48.2 million primarily due to lower sales realizations and volumes. In the current quarter approximately 28% of sales volumes were in the U.S. market and the majority of remaining sales were to Europe.

FORM 10-Q

QUARTERLY REPORT - PAGE 28

Energy and wood residual revenues decreased by approximately 4% to $5.3 million in the first quarter of 2019 from $5.5 million in the same quarter of 2018 due to the negative impact of a weaker euro on our euro denominated sales.

Production increased by approximately 8% to 110.7 MMfbm of lumber in the current quarter from 102.7 MMfbm in the same quarter of 2018 due to steady operating performance.

Average lumber sales realizations decreased by approximately 14% to $359 per Mfbm in the first quarter of 2019 from approximately $418 per Mfbm in the same quarter of 2018 primarily due to a weaker U.S. lumber market. U.S. lumber pricing declined as record pricing in 2018 resulted in increased supply and high customer inventory levels. European lumber pricing also declined due to an increase in beetle and storm damaged wood which obtains lower prices.

Fiber costs are approximately 80% of our cash production costs. In the current quarter per unit fiber costs decreased by approximately 21% from the same quarter of 2018 primarily due to the availability of lower cost storm and beetle damaged wood and the positive impact of a stronger dollar on our euro denominated fiber costs. We currently expect modestly lower per unit fiber costs in the second quarter of 2019 as a result of the continuing availability of storm damaged wood.

In the first quarter of 2019, wood products segment depreciation and amortization increased to $1.9 million from $1.7 million in the same quarter of 2018 primarily due to capital improvements at the mill.

Transportation costs for our wood products segment increased by approximately 5% to $6.2 million in the current quarter of 2019 from $5.9 million in the same quarter of 2018.

In the first quarter of 2019, our wood products segment had operating income of $1.6 million compared to $3.0 million in the same quarter of 2018 primarily due to a lower realized sales price partially offset by the positive impact of a stronger dollar on our euro denominated costs and expenses.

Liquidity and Capital Resources

Summary of Cash Flows

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Net cash from operating activities	$42,186	$76,377
Net cash used in investing activities	(19,966)	(16,351)
Net cash used in financing activities	(28,723)	(307,733	)(1)
Effect of exchange rate changes on cash and cash equivalents	(754)	535

Net decrease in cash and cash equivalents	$(7,257)	$(247,172)

(1)	Includes cash of $317.4 million used for the redemption of $300.0 million of 2022 Senior Notes.

FORM 10-Q

QUARTERLY REPORT - PAGE 29

We operate in a cyclical industry and our operating cash flows vary accordingly. Our principal operating cash expenditures are for labor, fiber, chemicals and debt service. Working capital levels fluctuate throughout the year and are affected by maintenance downtime, changing sales patterns, seasonality and the timing of receivables and sales and the payment of payables and expenses.

Cash Flows from Operating Activities. In the first quarter of 2019, cash provided by operating activities declined to $42.2 million from $76.4 million in the same period of 2018 primarily due to a net increase in working capital. An increase in accounts receivable used cash of $56.4 million in the three months ended March 31, 2019 compared to $5.1 million in the same period of 2018. A decrease in inventories provided cash of $21.1 million in the three months ended March 31, 2019 compared to an increase in inventories using cash of $6.8 million in the same period of 2018. A decrease in accounts payable and accrued expenses used cash of $0.2 million in the three months ended March 31, 2019 compared to an increase in accounts payable and accrued expenses providing cash of $18.0 million in the same period of 2018.

Cash Flows from Investing Activities. Investing activities in the three months ended March 31, 2019 used cash of $20.0 million primarily related to capital expenditures including the planer line replacement project at our Friesau sawmill, wastewater improvement projects at our German pulp mills and large maintenance projects at our Celgar mill. In the three months ended March 31, 2018, capital expenditures used cash of $16.2 million primarily related to large maintenance projects and improvements to the digester performance at our Celgar mill, the replacement of mobile equipment and saw line optimization at our Friesau sawmill and various other smaller projects.

Cash Flows from Financing Activities. In the three months ended March 31, 2019, financing activities used cash of $28.7 million primarily to repay $33.7 million of revolving credit facilities. In the three months ended March 31, 2019 we received $6.3 million of government grants to finance greenhouse gas reduction capital projects at the Peace River mill. In the same period of 2018, financing activities used cash of $307.7 million primarily in connection with the redemption of the 2022 Senior Notes, which used cash of $317.4 million. In the three months ended March 31, 2018, we drew $20.1 million on our revolving credit facilities primarily to finance wood procurement activities and paid a dividend of $8.1 million.

In December 2018, certain of our German subsidiaries entered into a €200 million revolving credit facility, referred to as the “German Facility”, which consolidated and replaced prior existing revolving credit facilities. Pursuant to such facility, in March 2019 our German subsidiaries entered into a cash pooling arrangement which permits cash withdrawals based upon the subsidiaries aggregate operating cash balances deposited with the agent for the German Facility. The net balance of the withdrawals and the aggregate cash deposits are used by the agent to determine such subsidiaries’ net interest income. Our Interim Consolidated Balance Sheets reflect cash, net of bank overdrafts under such pooling arrangement.

FORM 10-Q

QUARTERLY REPORT - PAGE 30

Balance Sheet Data

The following table is a summary of selected financial information as at the dates indicated:

	March 31,	December 31,
	2019	2018
	(in thousands)
Financial Position
Cash and cash equivalents	$233,234	$240,491
Working capital	$631,495	$615,311
Total assets	$2,013,395	$1,975,735
Long-term liabilities	$1,180,457	$1,198,918
Total equity	$620,682	$581,429

Primarily as a result of the strengthening of the dollar versus the euro as at March 31, 2019, we recorded a net non-cash decrease in the carrying value of our net assets, consisting primarily of our fixed assets denominated in euros. This net non-cash decrease of approximately $3.9 million does not affect our net income, Operating EBITDA or cash flows but is reflected in our other comprehensive loss and as a decrease to our total equity.

Sources and Uses of Funds

Our principal sources of funds are cash flows from operations and cash and cash equivalents on hand. Our principal operating uses of funds consist of operating expenses, capital expenditures and semi-annual interest payments on our outstanding senior notes.

The following table sets out our total capital expenditures and interest expense for the periods indicated:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Capital expenditures	$19,389	$16,184
Cash paid for interest expense(1)	$16,983	$11,272
Interest expense(2)	$18,551	$12,115

(1)	Amounts differ from interest expense which includes non-cash items. See supplemental disclosure of cash flow information from our Interim Consolidated Statement of Cash Flows included in this report.
(2)

Interest on our 2022 Senior Notes is paid semi-annually in June and December of each year and interest on our senior notes due in 2024 is paid semi-annually in February and August of each year. Interest on our 2025 Senior Notes and our senior notes due in 2026 is paid semi-annually in January and July of each year, commencing in July 2019 and July 2018, respectively.

As at March 31, 2019 our cash and cash equivalents decreased to $233.2 million from $240.5 million at the end of 2018. As at March 31, 2019, we had approximately $259.9 million available under our revolving credit facilities.

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

FORM 10-Q

QUARTERLY REPORT - PAGE 31

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

Debt Covenants

Certain of our long-term obligations contain various financial tests and covenants customary to these types of arrangements. See our annual report on Form 10-K for the fiscal year ended December 31, 2018.

As at March 31, 2019, we were in full compliance with all of the covenants of our indebtedness.

Off-Balance Sheet Arrangements

At March 31, 2019, we did not have any off-balance sheet arrangements (as defined in Item 303(a)(4)(ii) of Regulation S-K).

Contractual Obligations and Commitments

There were no material changes outside the ordinary course to any of our material contractual obligations during the three months ended March 31, 2019.

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

As a result of the strengthening of the dollar versus the euro as at March 31, 2019, we recorded a net non-cash decrease of $3.9 million in the carrying value of our net assets, consisting primarily of our fixed assets denominated in euros. As a result, our accumulated other comprehensive loss increased to $132.0 million.

Based upon the exchange rate as at March 31, 2019, the dollar has strengthened by approximately 2% against the euro and weakened by approximately 2% against the Canadian dollar since December 31, 2018. See “Quantitative and Qualitative Disclosures about Market Risk”.

FORM 10-Q

QUARTERLY REPORT - PAGE 32

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

Our significant accounting policies are disclosed in Note 1 to our audited annual financial statements included in our annual report on Form 10-K for the fiscal year ended December 31, 2018. While all of the significant accounting policies are important to the consolidated financial statements, some of these policies may be viewed as having a high degree of judgment. On an ongoing basis using currently available information, management reviews its estimates, including those related to accounting for, among other things, pension and other post-retirement benefit obligations, deferred income taxes (valuation allowance and permanent reinvestment), depreciation and amortization, future cash flows associated with impairment testing for long-lived assets, the allocation of the purchase price in a business combination to the assets acquired and liabilities assumed, legal liabilities and contingencies. Actual results could differ materially from these estimates, and changes in these estimates are recorded when known.

We have identified certain accounting policies that are the most important to the portrayal of our current financial condition and results of operations.

For information about both our significant and critical accounting policies, see our annual report on Form 10-K for the fiscal year ended December 31, 2018.

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

FORM 10-Q

QUARTERLY REPORT - PAGE 33

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

FORM 10-Q

QUARTERLY REPORT - PAGE 34

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

Given these uncertainties, you should not place undue reliance on our forward-looking statements. The forgoing review of important factors is not exhaustive or necessarily in order of importance and should be read in conjunction with the risks and assumptions including those set forth in reports and other documents we have filed with or furnished to the SEC, including in our annual report on Form 10-K for the fiscal year ended December 31, 2018. We advise you that these cautionary remarks expressly qualify in their entirety all forward-looking statements attributable to us or persons acting on our behalf. Unless required by law, we do not assume any obligation to update forward-looking statements based on unanticipated events or changed expectations. However, you should carefully review the reports and other documents we file from time to time with the SEC.

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

FORM 10-Q

QUARTERLY REPORT - PAGE 35

Demand for each of pulp and lumber has historically been determined primarily by general global macro-economic conditions and has been closely tied to overall business activity. Pulp prices have been and are likely to continue to be volatile and can fluctuate widely over time. Between 2009 and 2019, European list prices for NBSK pulp have fluctuated between a low of approximately $575 per ADMT in 2009 to a high of $1,230 per ADMT in 2018. In the same period, the average North American NBHK price has fluctuated between a low of $520 per ADMT in 2009 to a high of $1,215 per ADMT in 2018.

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

A producer’s actual sales price realizations are list prices net of customer discounts, rebates and other selling concessions. Over the last three years, these types of selling concessions have increased as producers compete for customers and sales.

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

QUARTERLY REPORT - PAGE 36

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

For additional information, please refer to Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk included in our annual report on Form 10-K for the fiscal year ended December 31, 2018.

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

We are subject to routine litigation incidental to our business, including that which is described in our latest annual report on Form 10-K for the fiscal year ended December 31, 2018. We do not believe that the outcome of such litigation will have a material adverse effect on our business or financial condition.

ITEM 1A.	RISK FACTORS

There have been no material changes to the factors disclosed in Item 1A. Risk Factors in our annual report on Form 10-K for the fiscal year ended December 31, 2018.

ITEM 2.	UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

None.

FORM 10-Q

QUARTERLY REPORT - PAGE 40

ITEM 6.	EXHIBITS

Exhibit No.	Description

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1*	Section 906 Certification of Chief Executive Officer

32.2*	Section 906 Certification of Chief Financial Officer

101

The following financial statements from the Company’s Form 10-Q for the fiscal period ended March 31, 2019, formatted in XBRL: (i) Interim Consolidated Statements of Operations; (ii) Interim Consolidated Statements of Comprehensive Income (Loss); (iii) Interim Consolidated Balance Sheets; (iv) Interim Consolidated Statements of Changes in Shareholders’ Equity; (v) Interim Consolidated Statements of Cash Flows; and (vi) Notes to the Interim Consolidated Financial Statements.

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

QUARTERLY REPORT - PAGE 41

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERCER INTERNATIONAL INC.

By:	/s/ David M. Gandossi
David M. Gandossi
Chief Executive Officer and President

Date: May 2, 2019

FORM 10-Q

QUARTERLY REPORT - PAGE 42