Form 10-Q
period 2019-06-30
MERCER INTERNATIONAL INC.
filed 2019-08-01
CIK 1333274

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $1.00 per share	MERC	NASDAQ Global Select Market

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES ☒      NO ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). YES ☒     NO ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See definitions of "large accelerated filer", "accelerated filer", "non-accelerated filer", "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.  (Check one):

Large Accelerated Filer	☒	Accelerated Filer	☐
Emerging Growth Company	☐	Smaller Reporting Company	☐
Non-Accelerated Filer	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES  ☐   NO  ☒

The Registrant had 65,629,582 shares of common stock outstanding as at July 31, 2019.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MERCER INTERNATIONAL INC.

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2019

(Unaudited)

FORM 10-Q

QUARTERLY REPORT - PAGE 2

MERCER INTERNATIONAL INC.

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands of U.S. dollars, except per share data)

	Three Months Ended June 30		Six Months Ended June 30
	2019	2018	2019	2018
Revenues	$425,753	$346,532	$909,703	$714,435
Costs and expenses
Cost of sales, excluding depreciation and amortization	336,433	271,134	679,466	525,419
Cost of sales depreciation and amortization	32,038	22,906	62,174	46,115
Selling, general and administrative expenses	19,472	15,016	36,701	29,377
Operating income	37,810	37,476	131,362	113,524
Other income (expenses)
Interest expense	(18,369)	(12,128)	(36,920)	(24,243)
Loss on settlement of debt (Note 5(a))	—	—	—	(21,515)
Legal cost award	—	—	—	(6,951)
Other income (expenses)	1,251	(132)	2,290	(369)
Total other expenses, net	(17,118)	(12,260)	(34,630)	(53,078)
Income before provision for income taxes	20,692	25,216	96,732	60,446
Provision for income taxes	(10,433)	(8,461)	(34,857)	(18,042)
Net income	$10,259	$16,755	$61,875	$42,404
Net income per common share
Basic and diluted	$0.16	$0.26	$0.94	$0.65
Dividends declared per common share	$0.1375	$0.1250	$0.2625	$0.2500

INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands of U.S. dollars)

	Three Months Ended June 30		Six Months Ended June 30
	2019	2018	2019	2018
Net income	$10,259	$16,755	$61,875	$42,404
Other comprehensive income (loss), net of taxes
Foreign currency translation adjustment	24,088	(55,807)	20,237	(39,522)
Change in unrecognized losses and prior service costs related to defined benefit pension plans, net of tax of $30 and $36, respectively (2018 - $nil)	35	(574)	95	(728)
Change in unrealized gains/losses on marketable securities, net of taxes of $nil in all periods.	37	26	16	27
Other comprehensive income (loss), net of taxes	24,160	(56,355)	20,348	(40,223)
Total comprehensive income (loss)	$34,419	$(39,600)	$82,223	$2,181

The accompanying notes are an integral part of these interim consolidated financial statements.

FORM 10-Q

QUARTERLY REPORT - PAGE 3

MERCER INTERNATIONAL INC.

INTERIM CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

	June 30,	December 31,
	2019	2018
ASSETS
Current assets
Cash and cash equivalents	$257,322	$240,491
Accounts receivable	273,502	252,692
Inventories	286,839	303,813
Prepaid expenses and other	20,229	13,703
Total current assets	837,892	810,699
Property, plant and equipment, net	1,031,696	1,029,257
Investment in joint ventures	57,659	62,574
Intangible assets, net	55,795	53,927
Operating lease right-of-use assets	14,087	—
Other long-term assets	31,183	17,904
Deferred income tax	1,465	1,374
Total assets	$2,029,777	$1,975,735
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and other	$222,272	$194,484
Pension and other post-retirement benefit obligations	831	904
Total current liabilities	223,103	195,388
Debt	983,644	1,041,389
Pension and other post-retirement benefit obligations	26,291	25,829
Finance lease liabilities	23,229	24,669
Operating lease liabilities	11,610	—
Other long-term liabilities	14,394	13,924
Deferred income tax	100,981	93,107
Total liabilities	1,383,252	1,394,306
Shareholders’ equity
Common shares $1 par value; 200,000,000 authorized; 65,629,000 issued and outstanding (2018 – 65,202,000)	65,598	65,171
Additional paid-in capital	342,815	342,438
Retained earnings	345,934	301,990
Accumulated other comprehensive loss	(107,822)	(128,170)
Total shareholders’ equity	646,525	581,429
Total liabilities and shareholders’ equity	$2,029,777	$1,975,735

Commitments and contingencies (Note 14)
Subsequent event (Note 8)

The accompanying notes are an integral part of these interim consolidated financial statements.

FORM 10-Q

QUARTERLY REPORT - PAGE 4

MERCER INTERNATIONAL INC.

INTERIM CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(Unaudited)

(In thousands of U.S. dollars)

	Common shares
	Number (thousands of shares)	Amount, at Par Value	Additional Paid -in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Three Months Ended June 30,
Balance March 31, 2019	65,651	$65,620	$341,644	$345,400	$(131,982)	$620,682
Shares issued on grants of restricted shares	31	31	(31)	—	—	—
Stock compensation expense	—	—	1,202	—	—	1,202
Net income	—	—	—	10,259	—	10,259
Dividends declared	—	—	—	(9,024)	—	(9,024)
Repurchase of common shares	(53)	(53)	—	(701)	—	(754)
Other comprehensive income	—	—	—	—	24,160	24,160
Balance June 30, 2019	65,629	$65,598	$342,815	$345,934	$(107,822)	$646,525

Balance March 31, 2018	65,171	$65,128	$338,734	$223,501	$(42,869)	$584,494
Shares issued on grants of restricted shares	31	43	(43)	—	—	—
Stock compensation expense	—	—	1,759	—	—	1,759
Net income	—	—	—	16,755	—	16,755
Dividends declared	—	—	—	(8,151)	—	(8,151)
Other comprehensive loss	—	—	—	—	(56,355)	(56,355)
Balance June 30, 2018	65,202	$65,171	$340,450	$232,105	$(99,224)	$538,502

Six Months Ended June 30,
Balance December 31, 2018	65,202	$65,171	$342,438	$301,990	$(128,170)	$581,429
Shares issued on grants of restricted shares	31	31	(31)	—	—	—
Shares issued on grants of performance share units	449	449	(449)	—	—	—
Stock compensation expense	—	—	857	—	—	857
Net income	—	—	—	61,875	—	61,875
Dividends declared	—	—	—	(17,230)	—	(17,230)
Repurchase of common shares	(53)	(53)	—	(701)	—	(754)
Other comprehensive income	—	—	—	—	20,348	20,348
Balance June 30, 2019	65,629	$65,598	$342,815	$345,934	$(107,822)	$646,525

Balance December 31, 2017	65,017	$64,974	$338,695	$205,998	$(59,001)	$550,666
Shares issued on grants of restricted shares	31	43	(43)	—	—	—
Shares issued on grants of performance share units	154	154	(154)	—	—	—
Stock compensation expense	—	—	1,952	—	—	1,952
Net income	—	—	—	42,404	—	42,404
Dividends declared	—	—	—	(16,297)	—	(16,297)
Other comprehensive loss	—	—	—	—	(40,223)	(40,223)
Balance June 30, 2018	65,202	$65,171	$340,450	$232,105	$(99,224)	$538,502

The accompanying notes are an integral part of these interim consolidated financial statements.

FORM 10-Q

QUARTERLY REPORT - PAGE 5

MERCER INTERNATIONAL INC.

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands of U.S. dollars)

	Three Months Ended June 30		Six Months Ended June 30
	2019	2018	2019	2018
Cash flows from (used in) operating activities
Net income	$10,259	$16,755	$61,875	$42,404
Adjustments to reconcile net income to cash flows from operating activities
Depreciation and amortization	32,148	23,014	62,395	46,333
Deferred income tax provision	426	1,204	4,065	6,016
Loss on settlement of debt	—	—	—	21,515
Defined benefit pension plans and other post-retirement benefit plan expense	860	432	1,716	871
Stock compensation expense	1,202	1,759	857	1,952
Foreign exchange transaction losses	9,505	347	9,242	524
Other	7,640	964	8,344	1,607
Defined benefit pension plans and other post-retirement benefit plan contributions	(270)	(60)	(1,428)	(105)
Changes in working capital
Accounts receivable	32,204	13,475	(24,149)	8,343
Inventories	(7,769)	(12,221)	13,372	(19,043)
Accounts payable and accrued expenses	4,197	36,906	4,024	54,933
Other	(1,681)	3,170	(9,406)	(3,228)
Net cash from (used in) operating activities	88,721	85,745	130,907	162,122
Cash flows from (used in) investing activities
Purchase of property, plant and equipment	(24,979)	(28,655)	(44,368)	(44,839)
Purchase of intangible assets	(179)	(153)	(495)	(320)
Other	(82)	67	(343)	67
Net cash from (used in) investing activities	(25,240)	(28,741)	(45,206)	(45,092)
Cash flows from (used in) financing activities
Redemption of senior notes	—	—	—	(317,439)
Proceeds from (repayment of) revolving credit facilities, net	(24,732)	17,665	(58,404)	37,736
Dividend payments	(8,206)	(8,147)	(8,206)	(16,274)
Repurchase of common shares	(754)	—	(754)	—
Payment of debt issuance costs	(248)	—	(757)	(1,390)
Proceeds from government grants	—	—	6,320	—
Other	(6,067)	(771)	(6,929)	(1,619)
Net cash from (used in) financing activities	(40,007)	8,747	(68,730)	(298,986)
Effect of exchange rate changes on cash and cash equivalents	614	(9,835)	(140)	(9,300)
Net increase (decrease) in cash and cash equivalents	24,088	55,916	16,831	(191,256)
Cash and cash equivalents, beginning of period	233,234	213,566	240,491	460,738
Cash and cash equivalents, end of period	$257,322	$269,482	$257,322	$269,482

Supplemental cash flow disclosure
Cash paid for interest	$5,902	$4,424	$22,885	$15,696
Cash paid for income taxes	$15,124	$2,742	$38,737	$4,220
Supplemental schedule of non-cash investing and financing activities:
Leased production equipment	$—	$12,126	$—	$12,126

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

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Note 1. The Company and Summary of Significant Accounting Policies

Nature of Operations and Basis of Presentation

The Interim Consolidated Financial Statements contained herein include the accounts of Mercer International Inc. ("Mercer Inc.") and all of its subsidiaries (collectively the "Company"). The Company's shares of common stock are quoted and listed for trading on the NASDAQ Global Market.

The Interim Consolidated Financial Statements have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission (the "SEC"). The year-end Consolidated Balance Sheet data was derived from audited financial statements. The footnote disclosure included herein has been prepared in accordance with accounting principles generally accepted for interim financial statements in the United States ("GAAP"). The unaudited Interim Consolidated Financial Statements should be read together with the audited Consolidated Financial Statements and accompanying notes included in the Company's latest Annual Report on Form 10‑K for the fiscal year ended December 31, 2018. In the opinion of the Company, the unaudited Interim Consolidated Financial Statements contained herein contain all adjustments necessary for a fair statement of the results of the interim periods included. The results for the periods included herein may not be indicative of the results for the entire year.

In these Interim Consolidated Financial Statements, unless otherwise indicated, all amounts are expressed in United States dollars ("U.S. dollars" or "$"). The symbol "€" refers to euros and the symbol "C$" refers to Canadian dollars.

Use of Estimates

Preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant management judgment is required in determining the accounting for, among other things, pension and other post-retirement benefit obligations, deferred income taxes (valuation allowance and permanent reinvestment), depreciation and amortization, future cash flows associated with impairment testing for inventory and long-lived assets, the allocation of the purchase price in a business combination to the assets acquired and liabilities assumed, legal liabilities and contingencies. Actual results could differ materially from these estimates, and changes in these estimates are recorded when known.

New Accounting Pronouncements

Accounting Pronouncements Implemented

In February 2016, the Financial Accounting Standards Board ("FASB") established Topic 842, Leases, by issuing Accounting Standards Update ("ASU") 2016-02, Leases, which requires lessees to recognize virtually all leases on the balance sheet, by recording a right-of-use asset and corresponding liability. Additionally, the update also requires additional disclosures in regards to the nature, timing and uncertainty of cash flows arising from leases. Topic 842 was subsequently amended by ASU 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU 2018-10, Codification Improvements to Topic 842, Leases; and ASU 2018-11, Leases: Targeted Improvements.  These updates were effective for financial statements issued for fiscal years beginning after December 15, 2018. The Company adopted these updates on January 1, 2019 using the modified retrospective method and used the effective date as the date of initial application. Consequently, financial information was not updated before January 1, 2019. The new standard provides a number of optional practical expedients in transition and the Company elected to use all of them on adoption.

Adoption of the standard resulted in recognition of right-of-use assets and lease liabilities for operating leases of $14,700 as at January 1, 2019. The standard did not impact the Interim Consolidated Statements of Operations or the Interim Consolidated Statements of Cash Flows. The Company's lease disclosure has been included in the Lease Commitments Note.

FORM 10-Q

QUARTERLY REPORT - PAGE 7

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Note 2. Acquisition of Mercer Peace River ("MPR")

On December 10, 2018, the Company acquired all of the issued and outstanding shares of MPR. The purchase price was cash consideration of $344,030, after certain customary working capital adjustments. The acquisition results in 100% ownership of a bleached kraft pulp mill in Peace River, Alberta, a 50% joint venture interest in the Cariboo Pulp and Paper Company ("CPP"), an NBSK pulp mill, in Quesnel, British Columbia, and a 50% interest in a logging and chipping operation for the areas underlying MPR's forest management agreements and timber allocations. The acquisition of MPR expands the Company's presence in Asia and adds northern bleached hardwood kraft to its product mix.

The following summarizes the Company's preliminary allocation of the purchase price to the fair value of the assets acquired and liabilities assumed from MPR at the acquisition date:

Purchase Price Allocation
Current assets	$134,748
Property, plant and equipment	214,260
Investment in joint ventures	55,325
Amortizable intangible assets, timber cutting rights (a)	37,634
Other long term-assets	392
Total assets acquired	442,359
Current liabilities	35,578
Pension obligations	9,747
Deferred income tax	49,907
Other long-term liabilities	3,097
Total liabilities assumed	98,329
Net assets acquired	$344,030

(a)

The timber cutting rights are being amortized on a straight line basis over 30 years. The fair value of the timber cutting rights was determined through the market approach utilizing comparable market data. The values were then discounted at a rate of 12% for 30 years to arrive at the fair value.

The purchase price allocation was based on a preliminary valuation and may be revised as a result of additional information obtained regarding the assets acquired and liabilities assumed, and revisions of provisional estimates of fair value, including, but not limited to, the completion of valuations related to property, plant and equipment and the identification of intangible assets. During the three and six month periods ended June 30, 2019 immaterial adjustments were made to the purchase price allocation to reflect the most current valuations of the assets. The purchase price allocation will be finalized during the 12-month measurement period following the acquisition date.

Note 3. Inventories

	June 30,	December 31,
	2019	2018
Raw materials	$81,281	$103,983
Finished goods	109,874	114,304
Spare parts and other	95,684	85,526
	$286,839	$303,813

FORM 10-Q

QUARTERLY REPORT - PAGE 8

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Note 4. Accounts Payable and Other

	June 30,	December 31,
	2019	2018
Trade payables	$38,645	$36,333
Accrued expenses	106,377	95,936
Interest payable	29,866	16,861
Income tax payable	24,234	29,818
Legal cost award payable	—	6,951
Dividends payable	9,024	—
Other	14,126	8,585
	$222,272	$194,484

Note 5. Debt

	June 30,	December 31,
	2019	2018
2022 Senior Notes, principal amount $100,000 (a)	$99,056	$98,918
2024 Senior Notes, principal amount $250,000 (a)	246,533	246,154
2025 Senior Notes, principal amount $350,000 (a)	343,083	342,761
2026 Senior Notes, principal amount $300,000 (a)	294,972	294,588
Credit arrangements
€200 million joint revolving credit facility (b)	—	58,968
C$60 million revolving credit facility (c)	—
C$40 million revolving credit facility (d)	—	—
€2.6 million demand loan (e)	—	—
	$983,644	$1,041,389

As at June 30, 2019, the maturities of the principal portion of debt were as follows:

2019	$—
2020	—
2021	—
2022	100,000
2023	—
Thereafter	900,000
$1,000,000

Certain of the Company's debt instruments were issued under agreements which, among other things, may limit the ability to make certain payments, including dividends. These limitations are subject to specific exceptions. As at June 30, 2019, the Company was in compliance with the terms of its debt agreements.

(a)

In 2018, the Company issued $350,000 in aggregate principal amount of 7.375% senior notes which mature on January 15, 2025 ("2025 Senior Notes"). The 2025 Senior Notes were issued at a price of 100% of their principal amount. The net proceeds of the offerings were $342,682 after deducting the underwriter's discount and offering expenses. The net proceeds, together with cash on hand, were used to finance the acquisition of MPR.

In 2017, the Company issued $300,000 in aggregate principal amount of 5.50% senior notes which mature on January 15, 2026 ("2026 Senior Notes"). The 2026 Senior Notes were issued at a price of 100% of their principal amount. The net proceeds of the offering were $293,795, after deducting the underwriter's discount and offering expenses.

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

In 2017, the Company issued $250,000 in aggregate principal amount of 6.50% senior notes which mature on February 1, 2024 ("2024 Senior Notes"). The 2024 Senior Notes were issued at a price of 100% of their principal amount. The net proceeds of the offerings were $244,711, after deducting the underwriter's discount and offering expenses. The net proceeds, together with cash on hand, were used to redeem $227,000 of remaining aggregate principal amount of outstanding senior notes due 2019, to finance the acquisition of the Friesau sawmill and for general working capital purposes.

In 2014, the Company issued $400,000 in aggregate principal amount of 7.75% senior notes which mature on December 1, 2022 ("2022 Senior Notes" and collectively with the 2024 Senior Notes, 2025 Senior Notes and 2026 Senior Notes, the "Senior Notes").

The Senior Notes are general unsecured senior obligations of the Company. They rank equal in right of payment with all existing and future unsecured senior indebtedness of the Company and are senior in right of payment to any current or future subordinated indebtedness of the Company. The Senior Notes are effectively junior in right of payment to all existing and future secured indebtedness, to the extent of the assets securing such indebtedness, and all indebtedness and liabilities of the Company's subsidiaries.

The Company may redeem all or a part of the 2025 Senior Notes or 2026 Senior Notes, upon not less than 10 days' or more than 60 days' notice and the Company may redeem all or a part of the 2024 Senior Notes or 2022 Senior Notes, upon not less than 30 days' or more than 60 days' notice at the redemption price plus accrued and unpaid interest to (but not including) the applicable redemption date.

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

(b)

A €200.0 million joint revolving credit facility with all of the Company's German mills that matures in December 2023. Borrowings under the facility are unsecured and bear interest at Euribor plus a variable margin ranging from 1.05% to 2.00% dependent on conditions including but not limited to a prescribed leverage ratio. As at June 30, 2019, approximately €11.1 million ($12,628) of this facility was supporting bank guarantees leaving approximately €188.9 million ($214,972) available.

(c)

In 2019, MPR entered into a C$60.0 million revolving credit facility that matures in February 2024. The facility is available by way of: (i) Canadian denominated advances, which bear interest at a designated prime rate per annum; (ii) banker's acceptance equivalent loans, which bear interest at the applicable Canadian dollar banker's acceptance plus 1.25% to 1.50% per annum; (iii) dollar denominated base rate advances at the greater of the federal funds rate plus 0.50%, a designated LIBOR rate plus 1.00% and the bank's applicable reference rate for U.S. dollar loans; and (iv) dollar LIBOR advances, which bear interest at LIBOR plus 1.25% to 1.50% per annum. The facility is secured by, among other things, the mill's inventories and receivables. As at June 30, 2019,   approximately C$0.8 million ($631) was supporting letters of credit leaving approximately C$59.2 million ($45,215) available.

FORM 10-Q

QUARTERLY REPORT - PAGE 10

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Note 5. Debt (continued)

(d)

A C$40.0 million revolving credit facility at the Celgar mill that matures in July 2023. Borrowings under the facility are collateralized by the mill's inventory, accounts receivable, general intangibles and capital assets and are restricted by a borrowing base calculated on the mill's inventory and accounts receivable. When the borrowing capacity is less than 25% of the total facility the Canadian dollar denominated amounts bear interest at bankers acceptance plus 1.50% or Canadian prime and the U.S. dollar denominated amounts bear interest at LIBOR plus 1.50% or U.S. base. When the borrowing capacity is greater than or equal to 25% of the total facility, the respective bankers acceptance or LIBOR margins are reduced by 0.25% and the Canadian Prime or U.S. base margins are reduced by 0.125%. As at June 30, 2019, approximately C$1.7 million ($1,298) was supporting letters of credit leaving approximately C$38.3 million ($29,266) available.

(e)

A €2.6 million demand loan at the Rosenthal mill that does not have a maturity date. Borrowings under this facility are unsecured and bear interest at the rate of the three-month Euribor plus 2.50%. As at June 30, 2019, approximately €2.6 million ($2,904) of this facility was supporting bank guarantees leaving approximately $nil available.

Note 6. Pension and Other Post-Retirement Benefit Obligations

Defined Benefit Plans

Included in pension and other post-retirement benefit obligations are amounts related to Celgar and from the date of acquisition MPR.

Pension benefits are based on employees' earnings and years of service. The defined benefit plans are funded by contributions from the Company based on actuarial estimates and statutory requirements. The components of the net benefit costs for the three and six month periods ended June 30, 2019 and 2018 were as follows:

	Three Months Ended June 30,
	2019		2018
	Pension	Other Post- Retirement Benefits	Pension	Other Post- Retirement Benefits
Service cost	$711	$67	$26	$117
Interest cost	872	136	317	178
Expected return on plan assets	(997)	—	(384)	—
Amortization of unrecognized items	253	(182)	230	(52)
Net benefit costs	$839	$21	$189	$243

	Six Months Ended June 30,
	2019		2018
	Pension	Other Post- Retirement Benefits	Pension	Other Post- Retirement Benefits
Service cost	$1,427	$135	$52	$237
Interest cost	1,749	273	640	360
Expected return on plan assets	(1,999)	—	(777)	—
Amortization of unrecognized items	468	(337)	464	(105)
Net benefit costs	$1,645	$71	$379	$492

FORM 10-Q

QUARTERLY REPORT - PAGE 11

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Note 6. Pension and Other Post-Retirement Benefit Obligations (continued)

The components of the net benefit costs other than service cost are recorded in other income (expenses) in the Interim Consolidated Statement of Operations.

Defined Contribution Plan

Effective December 31, 2008, the defined benefit plans at the Celgar mill were closed to new members. In addition, the related defined benefit service accrual ceased on December 31, 2008, and members began to receive pension benefits, at a fixed contractual rate, under a new defined contribution plan effective January 1, 2009. During the three and six month periods ended June 30, 2019, the Company made contributions of $298 and $746, respectively (2018 – $217 and $435).

Multiemployer Plan

The Company participates in a multiemployer plan for the hourly-paid employees at the Celgar mill. The contributions to the plan are determined based on a percentage of pensionable earnings pursuant to a collective bargaining agreement. The Company has no current or future contribution obligations in excess of the contractual contributions. Contributions during the three and six month periods ended June 30, 2019 totaled $648 and $971, respectively (2018 – $658 and $1,145).

Note 7. Income Taxes

Differences between the U.S. Federal statutory and the Company's effective rates for the three and six month periods ended June 30, 2019 and 2018, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
U.S. Federal statutory rate	21%	21%	21%	21%
U.S. Federal statutory rate on income before provision for income taxes	$(4,346)	$(5,296)	$(20,314)	$(12,694)
Tax differential on foreign income	(2,446)	(2,639)	(8,362)	(7,228)
Effect of foreign earnings (a)	(153)	(5,740)	(12,040)	(8,457)
Valuation allowance	(4,580)	3,773	3,761	22,018
Tax benefit of partnership structure	963	1,380	1,921	2,277
Non-taxable foreign subsidies	1,026	732	1,394	1,488
True-up of prior year taxes	(2,396)	(426)	(1,121)	(14,493)
Other	1,499	(245)	(96)	(953)
	$(10,433)	$(8,461)	$(34,857)	$(18,042)
Comprised of:
Current income tax provision	$(10,007)	$(7,257)	$(30,792)	$(12,026)
Deferred income tax provision	(426)	(1,204)	(4,065)	(6,016)
	$(10,433)	$(8,461)	$(34,857)	$(18,042)

(a)	Includes the impact of the global intangible low-taxed income provision in the Tax Cuts and Jobs Act of 2017.

FORM 10-Q

QUARTERLY REPORT - PAGE 12

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Note 8. Shareholders' Equity

Dividends

During the six month period ended June 30, 2019, the Company’s Board of Directors declared the following quarterly dividends:

Date Declared	Dividend Per Common Share	Amount
February 14, 2019	$0.1250	$8,206
May 2, 2019	0.1375	9,024
	$0.2625	$17,230

In August 2019, the Company's Board of Directors declared a quarterly dividend of $0.1375 per common share. Payment of the dividend will be made on October 2, 2019 to all shareholders of record on September 25, 2019. Future dividends are subject to approval by the Board of Directors and may be adjusted as business and industry conditions warrant.

Share Repurchase Program

In May 2019, the Company’s board of directors authorized a common stock repurchase program under which the Company may repurchase up to $50,000 of its shares until May 2020. Repurchases may be made from time to time under the program through open market or in privately negotiated transactions, through block trades or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission. The repurchase program is subject to market conditions, applicable legal requirements and other factors and will comply with Rule 10b-18 of the Securities and Exchange Commission.

During the three and six month periods ended June 30, 2019, the Company paid $754 to acquire 52,879 common shares at an average repurchase price of $14.25. The shares were retired upon repurchase.

Stock Based Compensation

The Company has a stock incentive plan which provides for options, restricted stock rights, restricted shares, performance shares, performance share units ("PSUs") and stock appreciation rights to be awarded to employees, consultants and non-employee directors. During the three and six month periods ended June 30, 2019, there were no issued and outstanding options, restricted stock rights, performance shares or stock appreciation rights. As at June 30, 2019, after factoring in all allocated shares, there remain approximately 2.6 million common shares available for grant.

PSUs

PSUs comprise rights to receive common shares at a future date that are contingent on the Company and the grantee achieving certain performance objectives. The performance objective period is generally three years. For the three and six month periods ended June 30, 2019, the Company recognized an expense of $1,078 and $603, respectively related to PSUs (2018 – $1,630 and $1,694).

FORM 10-Q

QUARTERLY REPORT - PAGE 13

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Note 8. Shareholders' Equity (continued)

The following table summarizes PSU activity during the period:

Number of PSUs
Outstanding as at January 1, 2019	2,036,008
Granted	641,206
Vested and issued	(449,395)
Forfeited	(462,843)
Outstanding as at June 30, 2019	1,764,976

Restricted Shares

Restricted shares generally vest at the end of one year. For the three and six month periods June 30, 2019, the Company recognized an expense of $124 and $254, respectively related to restricted shares (2018 - $129 and $258). As at June 30, 2019, the total remaining unrecognized compensation cost related to restricted shares amounted to approximately $413 which will be amortized over the remaining vesting periods.

The following table summarizes restricted share activity during the period:

Number of Restricted Shares
Outstanding as at January 1, 2019	31,130
Granted	31,405
Vested	(31,130)
Outstanding as at June 30, 2019	31,405

Note 9. Net Income Per Common Share

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income
Basic and diluted	$10,259	$16,755	$61,875	$42,404

Net income per common share
Basic and diluted	$0.16	$0.26	$0.94	$0.65

Weighted average number of common shares outstanding:
Basic (a)	65,611,484	65,140,802	65,507,469	65,095,788
Effect of dilutive instruments:
PSUs	213,243	520,920	352,029	506,475
Restricted shares	17,012	20,959	18,557	26,737
Diluted	65,841,739	65,682,681	65,878,055	65,629,000

(a)

For the three and six month periods ended June 30, 2019, the basic weighted average number of common shares outstanding excludes 31,405 restricted shares which have been issued, but have not vested as at June 30, 2019 (2018 – 31,130 restricted shares).

The calculation of diluted net income per common share does not assume the exercise of any instruments that would have an anti-dilutive effect on net income per common share. There were no anti-dilutive instruments for the three and six month periods ended June 30, 2019 and 2018.

FORM 10-Q

QUARTERLY REPORT - PAGE 14

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Note 10. Accumulated Other Comprehensive Loss

The change in the accumulated other comprehensive loss by component (net of tax) was as follows:

	Foreign Currency Translation Adjustment	Defined Benefit Pension and Other Post- Retirement Benefit Items	Unrealized Gains / Losses on Marketable Securities	Total
Balance as at January 1, 2019	$(127,003)	$(1,170)	$3	$(128,170)
Other comprehensive income before reclassifications	20,237	—	16	20,253
Amounts reclassified from accumulated other comprehensive loss	—	95	—	95
Other comprehensive income, net of taxes	20,237	95	16	20,348
Balance as at June 30, 2019	$(106,766)	$(1,075)	$19	$(107,822)

Note 11. Business Segment Information

The Company is managed based on the primary products it manufactures: pulp and wood products. Accordingly, the Company's four pulp mills and its 50% interest in the CPP mill are aggregated into the pulp business segment, and the Friesau sawmill is a separate reportable business segment, wood products. The Company's sandalwood business is included in Corporate and Other as it does not meet the criteria to be reported as a separate segment.

None of the income or loss items following operating income in the Company's Interim Consolidated Statement of Operations are allocated to the segments, as those items are reviewed separately by management.

Information about certain segment data for the three and six month periods ended June 30, 2019 and 2018, was as follows:

Three Months Ended June 30, 2019	Pulp	Wood Products	Corporate and Other	Consolidated
Revenues from external customers	$384,799	$39,452	$1,502	$425,753
Operating income (loss)	$42,251	$(89)	$(4,352)	$37,810
Depreciation and amortization	$29,849	$2,010	$289	$32,148
Revenues by major products
Pulp	$359,205	$—	$—	$359,205
Lumber	—	35,322	—	35,322
Energy and chemicals	25,594	2,788	1,502	29,884
Wood residuals	—	1,342	—	1,342
Total revenues	$384,799	$39,452	$1,502	$425,753
Revenues by geographical markets
U.S.	$38,778	$12,678	$—	$51,456
Germany	109,150	14,029	—	123,179
China	118,335	—	—	118,335
Other countries	118,536	12,745	1,502	132,783
Total revenues	$384,799	$39,452	$1,502	$425,753

FORM 10-Q

QUARTERLY REPORT - PAGE 15

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Note 11. Business Segment Information (continued)

Three Months Ended June 30, 2018	Pulp	Wood Products	Corporate and Other	Consolidated
Revenues from external customers	$291,632	$54,900	$—	$346,532
Operating income (loss)	$36,976	$4,322	$(3,822)	$37,476
Depreciation and amortization	$21,127	$1,779	$108	$23,014
Revenues by major products
Pulp	$279,939	$—	$—	$279,939
Lumber	—	48,991	—	48,991
Energy and chemicals	11,693	3,255	—	14,948
Wood residuals	—	2,654	—	2,654
Total revenues	$291,632	$54,900	$—	$346,532
Revenues by geographical markets
U.S.	$5,653	$15,249	$—	$20,902
Germany	116,205	22,094	—	138,299
China	75,356	—	—	75,356
Other countries	94,418	17,557	—	111,975
Total revenues	$291,632	$54,900	$—	$346,532

Six Months Ended June 30, 2019	Pulp	Wood Products	Corporate and Other	Consolidated
Revenues from external customers	$821,273	$83,891	$4,539	$909,703
Operating income (loss)	$135,771	$1,531	$(5,940)	$131,362
Depreciation and amortization	$57,872	$3,921	$602	$62,395
Total assets (a)	$1,804,629	$83,751	$141,397	$2,029,777
Revenues by major products
Pulp	$772,518	$—	$—	$772,518
Lumber	—	74,485	—	74,485
Energy and chemicals	48,755	5,454	4,539	58,748
Wood residuals	—	3,952	—	3,952
Total revenues	$821,273	$83,891	$4,539	$909,703
Revenues by geographical markets
U.S.	$93,346	$25,970	$—	$119,316
Germany	241,339	28,945	—	270,284
China	233,654	—	—	233,654
Other countries	252,934	28,976	4,539	286,449
Total revenues	$821,273	$83,891	$4,539	$909,703

(a)	Total assets for the pulp segment includes the Company's $57,659 investment in joint ventures, primarily for the CPP mill.

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

Revenues between segments are accounted for at prices that approximate fair value. These include revenues from the sale of residual fiber from the wood products segment to the pulp segment for use in the pulp production process and from the sale of residual fuel from the pulp segment to the wood products segment for use in energy production. For the three and six month periods ended June 30, 2019, the pulp segment sold $108 and $364, respectively of residual fuel to the wood products segment (2018 – $556 and $910) and the wood products segment sold $3,946 and $9,353, respectively of residual fiber to the pulp segment (2018 – $5,096 and $10,045).

The Company purchases and sells pulp produced by the 50% owned CPP mill. The pulp purchases are transacted at the CPP mill's cost. For the three and six month periods ended June 30, 2019, the Company purchased $30,523 and $55,156, respectively of pulp (2018 - $nil) and as at June 30, 2019 had a balance owing to the CPP mill of $788 (December 31, 2018 - $1,347). The Company also purchases fiber from its 50% owned logging operation.  For the three and six month periods ended June 30, 2019, the Company purchased $3,055 and $8,849, respectively of fiber (2018 - $nil) and as at June 30, 2019 had a balance owing to the logging operation of $1,565 (December 31, 2018 - $2,343).

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

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Note 12. Financial Instruments and Fair Value Measurement (continued)

The following tables present a summary of the Company's outstanding financial instruments and their estimated fair values under the fair value hierarchy:

	Fair value measurements at June 30, 2019 using:
Description	Level 1	Level 2	Level 3	Total
Senior notes	$—	$1,032,875	$—	$1,032,875

	Fair value measurements at December 31, 2018 using:
Description	Level 1	Level 2	Level 3	Total
Revolving credit facility	$—	$58,968	$—	$58,968
Senior notes	—	965,000	—	965,000
	$—	$1,023,968	$—	$1,023,968

Credit Risk

The Company's credit risk is primarily attributable to cash held in bank accounts and accounts receivable. The Company maintains cash balances in foreign financial institutions in excess of insured limits. The Company limits its credit exposure on cash held in bank accounts by periodically investing cash in excess of short-term operating requirements and debt obligations in low risk government bonds, or similar debt instruments. The Company's credit risk associated with the sale of pulp, lumber and other wood residuals is managed through setting credit limits, the purchase of credit insurance and for certain customers a letter of credit is received prior to shipping the product. Concentrations of credit risk on the sale of pulp, lumber and other wood residuals are with customers and agents based primarily in Germany, China, the U.S. and Italy.

The carrying amount of cash and cash equivalents of $257,322 and accounts receivable of $273,502 recorded in the Interim Consolidated Balance Sheet, net of any allowances for losses, represents the Company's maximum exposure to credit risk.

Note 13. Lease Commitments

The Company has finance leases primarily for rail cars and production equipment. The rail cars primarily have a remaining lease term of nine years with annual renewal options thereafter. The production equipment has a remaining lease term of eight years. The Company has operating leases primarily for land to support the sandalwood tree plantations and for offices. The land leases have remaining terms of six to 13 years with options to renew for up to six years. The office leases have remaining terms of four to eight years with options to renew primarily for an additional five years. A majority of the operating leases are subject to annual changes to the Consumer Price Index ("CPI"). Changes to the CPI are treated as variable lease payments and recognized in the period in which the obligation for those payments was incurred. A 100-basis-point increase in CPI would not have a material impact on lease costs.

FORM 10-Q

QUARTERLY REPORT - PAGE 18

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Note 13. Lease Commitments (continued)

The components of lease expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Lease cost:
Operating lease cost	$891	$598	$1,823	$1,448
Finance lease cost:
Amortization of right-of-use assets	856	887	1,737	1,740
Interest on lease liabilities	352	272	718	506
Total lease cost	$2,099	$1,757	$4,278	$3,694

Supplemental cash flow information related to leases were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$891	$598	$1,823	$1,448
Operating cash flows from finance leases	$352	$272	$718	$506
Financing cash flows from finance leases	$831	$784	$1,693	$1,632

Other information related to leases is as follows:

	Six Months Ended June 30,
	2019	2018
Weighted average remaining lease term:
Operating leases	7 years	6 years
Finance leases	9 years	10 years
Weighted average discount rate:
Operating leases	6%
Finance leases	5%	5%

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

FORM 10-Q

QUARTERLY REPORT - PAGE 19

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Note 13. Lease Commitments (continued)

Supplemental balance sheet information related to leases were as follows:

	June 30,	December 31,
	2019	2018
Operating Leases
Operating lease right-of-use assets	$14,087

Other current liabilities	$2,477
Operating lease liabilities	11,610
Total operating lease liabilities	$14,087

Finance Leases
Property and equipment, gross	$44,089	$44,756
Accumulated depreciation	(17,330)	(15,963)
Property and equipment, net	$26,759	$28,793

Other current liabilities	$4,408	$4,911
Finance lease liabilities	23,229	24,669
Total finance lease liabilities	$27,637	$29,580

As at June 30, 2019, maturities of lease liabilities were as follows:

	Finance Leases	Operating Leases
2019	$3,818	$1,788
2020	3,560	3,197
2021	3,429	2,914
2022	3,258	2,726
2023	3,389	2,044
Thereafter	16,923	4,749
Total lease payments	34,377	17,418
Less: imputed interest	(6,740)	(3,331)
Total lease liability	$27,637	$14,087

As at December 31, 2018, minimum lease payments under non-cancellable finance and operating leases were as follows:

	Finance Leases	Operating Leases
2019	$6,302	$3,309
2020	3,601	2,963
2021	3,441	2,717
2022	3,278	2,557
2023	3,410	2,057
Thereafter	17,025	5,360
Total lease payments	37,057	$18,963
Less: imputed interest	(7,477)
Total lease liability	$29,580

FORM 10-Q

QUARTERLY REPORT - PAGE 20

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Note 13. Lease Commitments (continued)

As at June 30, 2019, the Company has additional finance leases for rail cars that have not yet commenced. The leases have a term of 12 years with annual renewal options thereafter. The total payments over the term of the leases will be approximately $19,600. The leases will commence in 2019.

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

(b)

The Company is subject to regulations that require the handling and disposal of asbestos in a prescribed manner if a property undergoes a major renovation or demolition. Otherwise, the Company is not required to remove asbestos from its facilities. Generally asbestos is found on steam and condensate piping systems as well as certain cladding on buildings and in building insulation throughout older facilities. The Company's obligation for the proper removal and disposal of asbestos products from the Company's mills is a conditional asset retirement obligation. As a result of the longevity of the Company's mills, due in part to the maintenance procedures and the fact that the Company does not have plans for major changes that require the removal of asbestos, the timing of the asbestos removal is indeterminate. As a result, the Company is currently unable to reasonably estimate the fair value of its asbestos removal and disposal obligation. The Company will recognize a liability in the period in which sufficient information is available to reasonably estimate its fair value.

FORM 10-Q

QUARTERLY REPORT - PAGE 21

NON-GAAP FINANCIAL MEASURES

This quarterly report on Form 10-Q contains "non-GAAP financial measures", that is, financial measures that either exclude or include amounts that are not excluded or included in the most directly comparable measure calculated and presented in accordance with the generally accepted accounting principles in the United States, referred to as "GAAP". Specifically, we make use of the non-GAAP measure "Operating EBITDA".

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

FORM 10-Q

QUARTERLY REPORT - PAGE 22

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this document: (i) unless the context otherwise requires, references to "we", "our", "us", the "Company" or "Mercer" mean Mercer International Inc. and its subsidiaries; (ii) references to "Mercer Inc." mean the Company excluding its subsidiaries; (iii) information is provided as of June 30, 2019, unless otherwise stated; (iv) our reporting currency is dollars and references to "€" mean euros and "C$" mean Canadian dollars; (v) "ADMTs" refers to air-dried metric tonnes; (vi) "NBSK" refers to northern bleached softwood kraft; (vii) "NBHK" refers to northern bleached hardwood kraft; (viii) "MW" refers to megawatts and "MWh" refers to megawatt hours; (ix) "Mfbm" refers to thousand board feet of lumber and "MMfbm" mean million board feet of lumber; and (x) our lumber metrics are converted from cubic meters to Mfbm using a conversion ratio of 1.6 cubic meters to one Mfbm, which is the ratio commonly used in the industry.

Due to rounding, numbers presented throughout this report may not add up precisely to totals we provide and percentages may not precisely reflect the absolute figure.

The following discussion and analysis of our results of operations and financial condition for the three and six months ended June 30, 2019 should be read in conjunction with our interim consolidated financial statements and related notes included in this quarterly report, as well as our most recent annual report on Form 10-K for the fiscal year ended December 31, 2018 filed with the Securities and Exchange Commission, referred to as the "SEC".

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

On December 10, 2018 we acquired Mercer Peace River Pulp Ltd. ("MPR") which operates the Peace River mill in Alberta and has a 50% joint venture interest in the Cariboo mill in British Columbia. The Peace River mill is a swing mill that produces both NBSK and NBHK.

Current Market Environment

In the second quarter of 2019, list pulp prices declined from the first quarter of 2019 due to weak demand for certain paper grades in China and high producer inventories.

Overall, our average NBSK pulp sales realizations were approximately 8% lower in the second quarter of 2019 compared to the first quarter of 2019.

At the end of the current quarter, NBSK list prices in Europe, China and North America were approximately $950, $600 and $1,250 per ADMT, respectively and NBHK list prices in China and North America were approximately $560 and $1,060 per ADMT, respectively.

In the third quarter of 2019, our pulp mills have 10 days of scheduled maintenance downtime, or approximately 12,300 ADMTs. The Peace River mill had previously been scheduled for 58 days of maintenance downtime commencing in the third quarter of 2019. Such work has now been rescheduled to 2020 primarily due to a delay in the delivery of parts.

FORM 10-Q

QUARTERLY REPORT - PAGE 23

We currently expect pulp markets to moderately strengthen with improved pricing in the later part of the year. We currently believe that pulp producer inventories will decline in the third quarter of 2019 as a result of customary summer producer downtime along with steady demand in Europe and North America and moderately higher demand from paper producers in China.

In the second quarter of 2019, U.S. lumber markets modestly declined due to high customer inventory levels. In the second half of 2019 we are expecting modestly increased demand and prices. In the second quarter of 2019, European lumber pricing declined due to the supply of lumber processed from beetle and storm damaged wood in the market which generally obtains lower prices.

Summary Financial Highlights

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands, other than per share amounts)
Statement of Operations Data
Pulp segment revenues	$384,799	$291,632	$821,273	$605,867
Wood products segment revenues	39,452	54,900	83,891	108,568
Corporate and other revenues	1,502	—	4,539	—
Total revenues	$425,753	$346,532	$909,703	$714,435

Pulp segment operating income	$42,251	$36,976	$135,771	$111,030
Wood products segment operating income (loss)	(89)	4,322	1,531	7,304
Corporate and other operating loss	(4,352)	(3,822)	(5,940)	(4,810)
Total operating income	$37,810	$37,476	$131,362	$113,524

Pulp segment depreciation and amortization	$29,849	$21,127	$57,872	$42,650
Wood products segment depreciation and amortization	2,010	1,779	3,921	3,465
Corporate and other depreciation and amortization	289	108	602	218
Total depreciation and amortization	$32,148	$23,014	$62,395	$46,333

Operating EBITDA (1)	$69,958	$60,490	$193,757	$159,857
Loss on settlement of debt	$—	$—	$—	$(21,515)	(2)
Legal cost award	$—	$—	$—	$(6,951)
Provision for income taxes	$(10,433)	$(8,461)	$(34,857)	$(18,042)
Net income	$10,259	$16,755	$61,875	$42,404
Net income per common share
Basic and diluted	$0.16	$0.26	$0.94	$0.65
Common shares outstanding at period end	65,629	65,202	65,629	65,202

(1)	The following table provides a reconciliation of net income to operating income and Operating EBITDA for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
Net income	$10,259	$16,755	$61,875	$42,404
Provision for income taxes	10,433	8,461	34,857	18,042
Interest expense	18,369	12,128	36,920	24,243
Loss on settlement of debt	—	—	—	21,515
Legal cost award	—	—	—	6,951
Other (income) expenses	(1,251)	132	(2,290)	369
Operating income	37,810	37,476	131,362	113,524
Add: Depreciation and amortization	32,148	23,014	62,395	46,333
Operating EBITDA	$69,958	$60,490	$193,757	$159,857

(2)	Redemption of 7.75% senior notes due 2022, referred to as the "2022 Senior Notes".

FORM 10-Q

QUARTERLY REPORT - PAGE 24

Selected Production, Sales and Other Data

	Three Months Ended June 30,			Six Months Ended June 30,
	2019		2018	2019		2018
Pulp Segment
Pulp production ('000 ADMTs)
NBSK	452.8		309.7	913.4		674.2
NBHK	89.4			168.0
Annual maintenance downtime ('000 ADMTs)	7.5		55.4	7.5		55.4
Annual maintenance downtime (days)	15		37	15		37
Pulp sales ('000 ADMTs)
NBSK	438.5		338.3	905.4		705.4
NBHK	81.5			169.4
Average NBSK pulp list prices ($/ADMT)(1)
Europe	997		1,200	1,051		1,148
China	653		910	682		910
North America	1,292		1,310	1,336		1,272
Average NBHK pulp list prices ($/ADMT)(1)
China	635		800	661		799
North America	1,100		1,125	1,140		1,101
Average pulp sales realizations ($/ADMT)(2)
NBSK	699		821	729		801
NBHK	618			638
Energy production ('000 MWh)	575.4	(3)	294.7	1,135.8	(3)	732.7
Energy sales ('000 MWh)	231.9	(3)	84.6	443.7	(3)	260.3
Average energy sales realizations ($/MWh)	93		99	94		104

Wood Products Segment
Lumber production (MMfbm)	100.8		111.9	211.5		214.6
Lumber sales (MMfbm)	101.5		113.1	210.7		228.2
Average lumber sales realizations ($/Mfbm)	348		433	354		426
Energy production and sales ('000 MWh)	24.1		25.6	46.4		46.2
Average energy sales realizations ($/MWh)	116		127	118		131

Average Spot Currency Exchange Rates
$ / €(4)	1.1237		1.1922	1.1293		1.2103
$ / C$(4)	0.7475		0.7750	0.7497		0.7826

(1)	Source: RISI pricing report.
(2)	Sales realizations after customer discounts, rebates and other selling concessions. Incorporates the effect of pulp price variations occurring between the order and shipment dates.
(3)	Excludes energy production and sales relating to our 50% joint venture interest in the Cariboo mill, which is accounted for as an equity investment.
(4)	Average Federal Reserve Bank of New York Noon Buying Rates over the reporting period.

Consolidated ‑ Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018

Total revenues for the three months ended June 30, 2019 increased by approximately 23% to $425.8 million from $346.5 million in the same quarter of 2018 primarily due to the inclusion of MPR and higher pulp and energy sales volumes partially offset by lower product sales realizations.

Costs and expenses in the current quarter increased by approximately 25% to $387.9 million from $309.1 million in the second quarter of 2018 primarily due to the inclusion of MPR costs and higher pulp sales volumes partially offset by lower maintenance and per unit fiber costs.

In the second quarter of 2019, cost of sales depreciation and amortization increased to $32.0 million from $22.9 million in the same quarter of 2018 primarily due to inclusion of MPR.

FORM 10-Q

QUARTERLY REPORT - PAGE 25

Selling, general and administrative expenses increased to $19.5 million in the second quarter of 2019 from $15.0 million in the same quarter of 2018 primarily due to the inclusion of MPR.

In the second quarter of 2019, our operating income was generally flat at $37.8 million compared to $37.5 million in the same quarter of 2018 as lower maintenance costs, higher energy and pulp sales volumes and lower per unit fiber costs were mostly offset by lower pulp and lumber sales realizations.

Interest expense in the current quarter increased to $18.4 million from $12.1 million in the same quarter of 2018 primarily as a result of the issuance in December 2018 of $350.0 million of our 7.375% senior notes due 2025 (“2025 Senior Notes”) to finance the acquisition of MPR.

During the second quarter of 2019, income tax expense increased to $10.4 million from $8.5 million in the same quarter of 2018.

For the second quarter of 2019, our net income decreased to $10.3 million, or $0.16 per share, from $16.8 million, or $0.26 per share, in the same quarter of 2018.

In the second quarter of 2019, Operating EBITDA increased by approximately 16% to $70.0 million from $60.5 million in the same quarter of 2018 primarily due to lower maintenance costs, higher energy and pulp sales volumes, lower per unit fiber costs and the inclusion of MPR partially offset by lower pulp and lumber sales realizations.

Operating Results by Business Segment

None of the income or loss items following operating income in our Interim Consolidated Statement of Operations are allocated to our segments, since those items are reviewed separately by management.

Pulp Segment ‑ Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018

Selected Financial Information

	Three Months Ended June 30,
	2019	2018
	(in thousands)
Pulp revenues	$359,205	$279,939
Energy and chemical revenues	$25,594	$11,693
Depreciation and amortization	$29,849	$21,127
Operating income	$42,251	$36,976

Pulp revenues in the second quarter of 2019 increased by approximately 28% to $359.2 million from $279.9 million in the same quarter of 2018 due to the inclusion of MPR and higher sales volumes partially offset by lower sales realizations.

Energy and chemical revenues increased by approximately 119% to $25.6 million in the second quarter of 2019 from $11.7 million in the same quarter of 2018 when one turbine at each of our Stendal and Celgar mills was taken offline for scheduled maintenance.

NBSK pulp production increased by approximately 46% to 452,835 ADMTs in the current quarter from 309,668 ADMTs in the same quarter of 2018, primarily due to strong overall operating performance and the inclusion of MPR. In the current quarter of 2019, our 50% joint venture Cariboo mill had 15 days of scheduled maintenance downtime (approximately 7,500 ADMTs). In the second quarter of 2018, we had an aggregate of 37 days (approximately 55,400 ADMTs) of annual maintenance downtime.

We estimate that annual maintenance downtime in the current quarter adversely impacted our operating income by approximately $10.7 million, comprised primarily of direct out-of-pocket expenses.

NBSK pulp sales volumes increased by approximately 30% to 438,520 ADMTs in the current quarter from 338,308 ADMTs in the same quarter of 2018 primarily due to the inclusion of MPR and strong production.

FORM 10-Q

QUARTERLY REPORT - PAGE 26

In the current quarter of 2019, list prices for NBSK pulp decreased from the same quarter of 2018, largely as a result of weak demand for certain paper grades in China and high producer inventory levels. Average list prices for NBSK pulp in Europe were approximately $997 per ADMT in the second quarter of 2019 compared to approximately $1,200 per ADMT in the same quarter of 2018. Average list prices for NBSK pulp in China and North America were approximately $653 per ADMT and $1,292 per ADMT, respectively, in the current quarter compared to approximately $910 per ADMT and $1,310 per ADMT, respectively, in the same quarter of 2018.

Average NBSK pulp sales realizations decreased by approximately 15% to $699 per ADMT in the second quarter of 2019 from approximately $821 per ADMT in the same quarter of 2018 primarily due to lower list prices.

As a result of the decline in pulp prices in China, during the current quarter of 2019, we recorded a write down of our inventory carrying values at our Canadian mills of $6.9 million.

As a result of the effect of the dollar weakening at the end of the current quarter against the euro and Canadian dollar on our dollar denominated cash and receivables held at our operations, we recorded a net overall negative impact of approximately $3.9 million due to foreign exchange.

Costs and expenses for our pulp segment in the current quarter increased by approximately 34% to $342.7 million from $255.2 million in the second quarter of 2018 primarily due to the inclusion of MPR and higher pulp sales volumes partially offset by the positive impact of lower maintenance and per unit fiber costs.

In the second quarter of 2019, pulp segment depreciation and amortization increased to $29.8 million from $21.1 million in the same quarter of 2018 primarily due the inclusion of MPR.

On average, in the current quarter overall per unit fiber costs decreased by approximately 10% from the same quarter of 2018 primarily due to the positive impact of a stronger dollar on our euro and Canadian dollar denominated fiber costs and lower per unit fiber costs for our German mills. In the current quarter, the fiber costs for our German mills declined due to the continued availability of storm and beetle damaged wood. For our Canadian mills, per unit fiber costs remained high due to continued strong demand for fiber in Celgar’s fiber procurement area. We currently expect generally lower per unit fiber costs in the third quarter of 2019.

Transportation costs for our pulp segment increased to $36.3 million in the current quarter from $17.6 million in the same quarter of 2018 primarily as a result of the inclusion of MPR.

In the second quarter of 2019, pulp segment operating income increased by approximately 14% to $42.3 million from $37.0 million in the same quarter of 2018 as lower maintenance costs, higher sales volumes and lower per unit fiber costs were partially offset by lower pulp sales realizations.

Wood Products Segment ‑ Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018

Selected Financial Information

	Three Months Ended June 30,
	2019	2018
	(in thousands)
Lumber revenues	$35,322	$48,991
Energy revenues	$2,788	$3,255
Wood residual revenues	$1,342	$2,654
Depreciation and amortization	$2,010	$1,779
Operating income (loss)	$(89)	$4,322

In the second quarter of 2019, lumber revenues decreased to $35.3 million from $49.0 million, due to lower sales realizations and volumes. In the current quarter approximately 29% of sales volumes were in the U.S. market and the majority of remaining sales were to Europe.

FORM 10-Q

QUARTERLY REPORT - PAGE 27

Energy and wood residual revenues decreased to $4.1 million in the second quarter of 2019 from $5.9 million in the same quarter of 2018 primarily due to lower sales realizations for wood residuals as the availability of lower cost beetle and storm damaged wood resulted in lower per unit selling prices.

Production decreased to 100.8 MMfbm of lumber in the current quarter from 111.9 MMfbm in the same quarter of 2018 primarily due to the processing of beetle and storm damaged wood.

Average lumber sales realizations decreased by approximately 20% to $348 per Mfbm in the second quarter of 2019 from approximately $433 per Mfbm in the same quarter of 2018 primarily due to a weaker U.S. lumber market. U.S. lumber pricing declined as record pricing in 2018 resulted in increased supply and high customer inventory levels. European lumber pricing also declined due to an increase in the supply of lumber processed from beetle and storm damaged wood which generally obtains lower prices.

Fiber costs were approximately 75% of our cash production costs in the current quarter. In the current quarter per unit fiber costs decreased by approximately 24% from the same quarter of 2018 primarily due to the availability of lower cost storm and beetle damaged wood. We currently expect modestly lower per unit fiber costs in the third quarter of 2019 as a result of the continuing availability of beetle and storm damaged wood.

In the second quarter of 2019, lumber segment depreciation and amortization increased to $2.0 million from $1.8 million in the same quarter of 2018 primarily due to capital improvements at the mill.

Transportation costs for our wood products segment in the second quarter of 2019 were $5.9 million, or flat when compared to the same quarter of 2018 as lower sales volume was offset by an increase in the proportion of sales to the U.S. which have higher transportation costs.

In the second quarter of 2019, our wood products segment had an operating loss of $0.1 million compared to operating income of $4.3 million in the same quarter of 2018 primarily due to lower sales realizations.

Consolidated ‑ Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018

Total revenues for the first half of 2019 increased by approximately 27% to $909.7 million from $714.4 million in the first half of 2018 primarily due to the inclusion of the results of MPR and higher pulp and energy sales volumes partially offset by lower product sales realizations.

Costs and expenses in the first half of 2019 increased by approximately 30% to $778.3 million from $600.9 million in the first half of 2018 primarily due to the inclusion of MPR costs and higher pulp sales volumes partially offset by lower maintenance costs, the positive impact of a stronger dollar on our euro denominated costs and expenses and lower per unit fiber costs.

In the first half of 2019, cost of sales depreciation and amortization increased to $62.2 million from $46.1 million in the same period of 2018 primarily due to the inclusion of MPR.

Selling, general and administrative expenses increased to $36.7 million in the first half of 2019 from $29.4 million in the same period of 2018 primarily due to the inclusion of MPR.

In the first half of 2019, operating income increased by approximately 16% to $131.4 million from $113.5 million in the same period of 2018 primarily due to lower maintenance costs, higher energy and pulp sales volumes, lower per unit fiber costs and the inclusion of MPR partially offset by lower pulp and lumber sales realizations.

In January 2018, we redeemed $300.0 million of our 2022 Senior Notes at a cost, including premium, of $317.4 million and recorded a loss on such redemption of $21.5 million (being $0.33 per share).

Interest expense in the first half of 2019 increased to $36.9 million from $24.2 million in the same period of 2018 primarily as a result of the issuance in December 2018 of $350.0 million of our 2025 Senior Notes to finance the acquisition of MPR.

FORM 10-Q

QUARTERLY REPORT - PAGE 28

In the first half of 2018, we recognized an expense of $7.0 million, or $0.11 per share, in connection with the legal cost award against us in our prior claim under the North American Free Trade Agreement.

During the first half of 2019, income tax expense increased to $34.9 million from $18.0 million in the same period of 2018 due to higher income.

For the first half of 2019, our net income increased to $61.9 million, or $0.94 per share, after giving effect to costs of $28.5 million, or $0.44 per basic and $0.43 per diluted share, for the redemption of senior notes and the NAFTA legal cost award from $42.4 million in the same period of 2018.

In the first half of 2019, Operating EBITDA increased by approximately 21% to $193.8 million from $159.9 million in the same period of 2018 primarily due to lower maintenance costs, higher energy and pulp sales volumes, lower per unit fiber costs and the inclusion of MPR partially offset by lower pulp and lumber sales realizations.

Pulp Segment – Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018

Selected Financial Information

	Six Months Ended June 30,
	2019	2018
	(in thousands)
Pulp revenues	$772,518	$570,490
Energy and chemical revenues	$48,755	$35,377
Depreciation and amortization	$57,872	$42,650
Operating income	$135,771	$111,030

Pulp revenues in the first half of 2019 increased by approximately 35% to $772.5 million from $570.5 million in the same period of 2018 due to the inclusion of MPR and higher sales volumes partially offset by lower sales realizations.

Energy and chemical revenues increased by approximately 38% to $48.8 million in the first half of 2019 from $35.4 million in the same period of 2018 when one turbine at each of our Stendal and Celgar mills was taken offline for scheduled maintenance.

NBSK pulp production increased by approximately 35% to 913,448 ADMTs in the first half of 2019 from 674,154 ADMTs in the same period of 2018. We had annual maintenance downtime at our 50% joint venture Cariboo mill of 15 days (approximately 7,500 ADMTs) in the first half of 2019, compared to 37 days (approximately 55,400 ADMTs) in the first half of 2018.

We estimate that annual maintenance downtime in the first half of 2019 adversely impacted our operating income by approximately $10.7 million, comprised primarily of direct out-of-pocket expenses.

NBSK pulp sales volumes increased by approximately 28% to 905,413 ADMTs in the first half of 2019 compared to 705,382 ADMTs in the same period of 2018 primarily due to the inclusion of MPR and strong production.

In the first half of 2019, overall pulp pricing was generally weaker than the same period of 2018. In the current period of 2019, list prices for NBSK pulp in North America increased moderately from the same period in 2018 due to overall steady demand. In China and Europe, NBSK pulp prices decreased from the same period in 2018. Average list prices for NBSK pulp in Europe were approximately $1,051 per ADMT in the first half of 2019, compared to approximately $1,148 per ADMT in the same period of 2018. Average list prices for NBSK pulp in China and North America were approximately $682 per ADMT and $1,336 per ADMT, respectively, in the first half of 2019, compared to approximately $910 per ADMT and $1,272 per ADMT, respectively, in the first half of 2018.

Average NBSK pulp sales realizations decreased by approximately 9% to $729 per ADMT in the first half of 2019 from approximately $801 per ADMT in the same period of 2018 primarily due to list prices in China.

FORM 10-Q

QUARTERLY REPORT - PAGE 29

As a result of the decline in pulp prices in China, during the first half of 2019, we recorded a write down of our inventory carrying values at our Canadian mills of $6.9 million.

In the first half of 2019, foreign exchange had a net positive impact of $11.2 million on operating income as the dollar was stronger against the euro and Canadian dollar which decreased the dollar cost of our euro and Canadian dollar denominated costs and expenses. This positive impact was partially offset by the effect of the dollar weakening at the end of the current period against the euro and Canadian dollar on our dollar denominated cash and receivables held at our operations.

Costs and expenses in the first half of 2019 increased by approximately 38% to $685.9 million from $495.7 million in the first half of 2018 primarily due to the inclusion of MPR and higher pulp sales volumes partially offset by the positive impact of lower maintenance costs, the positive impact of a stronger dollar on our euro and Canadian dollar denominated costs and expenses and lower per unit fiber costs.

In the first half of 2019, depreciation and amortization increased to $57.9 million from $42.7 million in the same period of 2018 primarily due the inclusion of MPR.

On average, in the first half of 2019 overall per unit fiber costs decreased by approximately 8% from the same period of 2018 primarily due to the positive impact of a stronger dollar on our euro and Canadian dollar denominated fiber costs and lower per unit fiber costs for our German mills. In the first half of 2019, the per unit fiber costs for our German mills declined due to the continued availability of storm and beetle damaged wood. For our Canadian mills, per unit fiber costs remained high due to continued strong demand for fiber in Celgar’s fiber procurement area. We currently expect generally lower per unit fiber costs in the third quarter of 2019.

Transportation costs for our pulp segment were $74.2 million in the first half of 2019 compared to $37.4 million in the same period of 2018 primarily as a result of the inclusion of MPR.

In the first half of 2019, pulp segment operating income increased by approximately 22% to $135.8 million from $111.0 million in the same period of 2018 primarily due lower maintenance costs, higher energy and pulp sales volumes, the positive impact of a stronger dollar and the inclusion of MPR partially offset by lower pulp sales realizations.

Wood Products Segment ‑ Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018

Selected Financial Information

	Six Months Ended June 30,
	2019	2018
	(in thousands)
Lumber revenues	$74,485	$97,159
Energy revenues	$5,454	$6,036
Wood residual revenues	$3,952	$5,373
Depreciation and amortization	$3,921	$3,465
Operating income	$1,531	$7,304

In the first half of 2019, lumber revenues decreased to $74.5 million from $97.2 million, due to lower sales realizations and volumes. In the first half of 2019 approximately 29% of sales volumes were in the U.S. market and the majority of remaining sales were to Europe.

Energy and wood residual revenues decreased to $9.4 million in the first half of 2019 from $11.4 million in the same period of 2018 primarily due to lower sales realizations for wood residuals as the availability of lower cost beetle and storm damaged wood resulted in lower per unit selling prices.

Production decreased to 211.5 MMfbm of lumber in the first half of 2019 from 214.6 MMfbm in the same period of 2018 primarily due to the processing of beetle and storm damaged wood.

FORM 10-Q

QUARTERLY REPORT - PAGE 30

Average lumber sales realizations decreased by approximately 17% to $354 per Mfbm in the first half of 2019 from approximately $426 per Mfbm in the same period of 2018 primarily due to a weaker U.S. lumber market. U.S. lumber pricing declined as record pricing in 2018 resulted in increased supply and high customer inventory levels. European lumber pricing also declined due to an increase in the supply of lumber processed from beetle and storm damaged wood which generally obtains lower prices.

Fiber costs were approximately 75% of our cash production costs in the first half of 2019. In the first half of 2019 per unit fiber costs decreased by approximately 22% from the same period of 2018 primarily due to the availability of lower cost storm and beetle damaged wood.

In the first half of 2019, lumber segment depreciation and amortization increased to $3.9 million from $3.5 million in the same period of 2018 primarily due to capital improvements at the mill.

Transportation costs increased to $12.1 million in the first half of 2019 from $11.8 million in the same period of 2018 due to a higher proportion of sales to the U.S. which have higher transportation costs.

In the first half of 2019, our wood products segment operating income decreased to $1.5 million from $7.3 million in the same period of 2018 primarily due to lower sales realizations.

Liquidity and Capital Resources

Summary of Cash Flows

	Six Months Ended June 30,
	2019	2018
	(in thousands)

Net cash from operating activities	$130,907	$162,122
Net cash used in investing activities	(45,206)	(45,092)
Net cash used in financing activities	(68,730)	(298,986	) (1)
Effect of exchange rate changes on cash and cash equivalents	(140)	(9,300)
Net increase (decrease) in cash and cash equivalents	$16,831	$(191,256)

(1)	Includes cash of $317.4 million used to redeem $300.0 million of 2022 Senior Notes.

We operate in a cyclical industry and our operating cash flows vary accordingly. Our principal operating cash expenditures are for labor, fiber, chemicals and debt service. Working capital levels fluctuate throughout the year and are affected by maintenance downtime, changing sales patterns, seasonality and the timing of receivables and sales and the payment of payables and expenses.

Cash Flows from Operating Activities. Cash provided by operating activities declined to $130.9 million in the six months ended June 30, 2019 from $162.1 million in the comparative period of 2018. An increase in accounts receivable used cash of $24.1 million in the six months ended June 30, 2019 compared to a decrease in accounts receivable providing cash of $8.3 million in the same period of 2018. A decrease in inventories provided cash of $13.4 million in the six months ended June 30, 2019 compared to an increase in inventories using cash of $19.0 million in the same period of 2018. An increase in accounts payable and accrued expenses provided cash of $4.0 million in the six months ended June 30, 2019 compared to $54.9 million in the same period of 2018.

Cash Flows from Investing Activities. Investing activities in the six months ended June 30, 2019 used cash of $45.2 million primarily related to capital expenditures of $44.4 million. In the first half of 2019, capital expenditures included the planer line replacement project at our Friesau sawmill, wastewater improvement projects at our German pulp mills and large maintenance projects at our Celgar mill. In the six months ended June 30, 2018, investing activities used cash of $45.1 million primarily related to capital expenditures of $44.8 million. In the first half of 2018, capital expenditures included spending on large maintenance projects, improvements to the digester performance at our Celgar mill, a project to reduce nitrogen in wastewater at our Stendal mill and the replacement of mobile equipment, planer mill upgrades and saw line optimization at our Friesau sawmill.

FORM 10-Q

QUARTERLY REPORT - PAGE 31

Cash Flows from Financing Activities. In the first half of 2019, financing activities used cash of $68.7 million primarily to repay $58.4 million of revolving credit facilities. In the six months ended June 30, 2019 we received $6.3 million of government grants to finance greenhouse gas reduction capital projects at the Peace River mill, we paid dividends of $8.2 million and used $0.8 million to repurchase common shares. In the first half of 2018, financing activities used cash of $299.0 million primarily in connection with the redemption of $300.0 million of 2022 Senior Notes, which used cash of $317.4 million. In the first half of 2018, advances of $37.7 million on our revolving credit facilities were used primarily to finance wood procurement activities. In the first half of 2018, we paid dividends of $16.3 million and $1.4 million of debt issuance costs related to our 5.5% senior notes due 2026 (“2026 Senior Notes”).

Balance Sheet Data

The following table is a summary of selected financial information as at the dates indicated:

	June 30,	December 31,
	2019	2018
Financial Position	(in thousands)
Cash and cash equivalents	$257,322	$240,491
Working capital	$614,789	$615,311
Total assets	$2,029,777	$1,975,735
Long-term liabilities	$1,160,149	$1,198,918
Total equity	$646,525	$581,429

Primarily as a result of the weakening of the dollar versus the Canadian dollar as at June 30, 2019, we recorded a net non-cash increase in the carrying value of our net assets, consisting primarily of our fixed assets denominated in Canadian dollars. This net non-cash increase of approximately $20.2 million does not affect our net income, Operating EBITDA or cash flows but is reflected in our other comprehensive income and as an increase to our total equity.

Sources and Uses of Funds

Our principal sources of funds are cash flows from operations and cash and cash equivalents on hand. Our principal operating uses of funds consist of operating expenses, capital expenditures and semi-annual interest payments on our outstanding senior notes.

The following table sets out our total capital expenditures and interest expense for the periods indicated:

	Six Months Ended June 30,
	2019	2018
	(in thousands)
Capital expenditures	$44,368	$44,839
Cash paid for interest expense(1)	$22,885	$15,696
Interest expense(2)	$36,920	$24,243

(1)	Amounts differ from interest expense which includes non-cash items. See supplemental disclosure of cash flow information from our Interim Consolidated Statement of Cash Flows included in this report.
(2)

Interest on our 2022 Senior Notes is paid semi-annually in June and December of each year and interest on our senior notes due in 2024 is paid semi-annually in February and August of each year. Interest on our 2025 Senior Notes and 2026 Senior Notes is paid semi-annually in January and July of each year, commencing in July 2019 and July 2018, respectively.

As at June 30, 2019 our cash and cash equivalents increased to $257.3 million from $240.5 million at the end of 2018. As at June 30, 2019, we had approximately $289.5 million available under our revolving credit facilities.

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

QUARTERLY REPORT - PAGE 32

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

As at June 30, 2019, we were in full compliance with all of the covenants of our indebtedness.

Off-Balance Sheet Arrangements

At June 30, 2019, we did not have any off-balance sheet arrangements (as defined in Item 303(a)(4)(ii) of Regulation S-K).

Contractual Obligations and Commitments

There were no material changes outside the ordinary course to any of our material contractual obligations during the six months ended June 30, 2019.

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

As a result of the weakening of the dollar versus the Canadian dollar as at June 30, 2019, we recorded a net non-cash increase of $20.2 million in the carrying value of our net assets, consisting primarily of our fixed assets denominated in Canadian dollars. As a result, our accumulated other comprehensive loss decreased to $107.8 million.

Based upon the exchange rate as at June 30, 2019, the dollar has strengthened by approximately 1% against the euro and weakened by approximately 4% against the Canadian dollar since December 31, 2018. See "Quantitative and Qualitative Disclosures about Market Risk".

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

Our significant accounting policies are disclosed in Note 1 to our audited annual financial statements included in our annual report on Form 10-K for the fiscal year ended December 31, 2018. While all of the significant accounting policies are important to the consolidated financial statements, some of these policies may be viewed as having a high degree of judgment. On an ongoing basis using currently available information, management reviews its estimates, including those related to accounting for, among other things, pension and other post-retirement benefit obligations, deferred income taxes (valuation allowance and permanent reinvestment), depreciation and amortization, future cash flows associated with impairment testing for inventory and long-lived assets, the allocation of the purchase price in a business combination to the assets acquired and liabilities assumed, legal liabilities and contingencies. Actual results could differ materially from these estimates, and changes in these estimates are recorded when known.

FORM 10-Q

QUARTERLY REPORT - PAGE 33

We have identified certain accounting policies that are the most important to the portrayal of our current financial condition and results of operations.

For information about both our significant and critical accounting policies, see our annual report on Form 10-K for the fiscal year ended December 31, 2018.

Cautionary Statement Regarding Forward-Looking Information

The statements in this report that are not reported financial results or other historical information are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, as amended.

Generally, forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include words such as "expects", "anticipates", "intends", "plans", "believes", "seeks", "estimates", or words of similar meaning, or future or conditional verbs, such as "will", "should", "could", or "may", although not all forward-looking statements contain these identifying words. Forward-looking statements are based on expectations, forecasts and assumptions by our management and involve a number of risks, uncertainties and other factors, many of which are beyond our control, that could cause actual conditions, events or results to differ significantly from those described in the forward-looking statements. These factors include, but are not limited to, the following:

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

•	our business is subject to risks associated with climate change and social and government responses thereto;
•	our operations require substantial capital and we may be unable to maintain adequate capital resources to provide for such capital requirements;
•	our acquisition of MPR and other future acquisitions may result in additional risks and uncertainties in our business;
•	the operations of MPR are subject to their own risks, which we may not be able to manage successfully;
•	we may not be able to enhance the operating performance and financial results or lower the costs of MPR's operations as planned;
•	fluctuations in prices and demand for lumber could adversely affect our business;
•	adverse housing market conditions may increase the credit risk from customers of our wood products segment;

FORM 10-Q

QUARTERLY REPORT - PAGE 34

•	our wood products segment lumber products are vulnerable to declines in demand due to competing technologies or materials;
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

QUARTERLY REPORT - PAGE 35

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

A producer's actual sales price realizations are list prices net of customer discounts, rebates and other selling concessions. Over the last three years, these types of selling concessions have increased as producers compete for customers and sales.

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

QUARTERLY REPORT - PAGE 36

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

Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, referred to as the "Exchange Act"), as of the end of the period covered by this report. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act.

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

QUARTERLY REPORT - PAGE 37

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

In May 2019, our board of directors authorized a common stock repurchase program under which we may purchase up to $50 million of our shares until May 2020. Repurchases may be made from time to time under the program through open market or in privately negotiated transactions, through block trades or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 under the Exchange Act. The repurchase program is subject to market conditions, applicable legal requirements and other factors. The repurchase program does not obligate us to acquire any specific number of shares and may be suspended or terminated at any time.

Share repurchase activity during the quarter ended June 30, 2019 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program
May 1 - May 31, 2019	23,630	$14.30	23,630
June 1 - June 30, 2019	29,249	$14.21	29,249
	52,879			$49,246,566
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

None.

FORM 10-Q

QUARTERLY REPORT - PAGE 38

ITEM 6.	EXHIBITS

Exhibit No.	Description

3.1	Bylaws of Mercer International Inc.

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1*	Section 906 Certification of Chief Executive Officer

32.2*	Section 906 Certification of Chief Financial Officer

101

The following financial information from the Quarterly Report on Form 10-Q for the fiscal period ended June 30, 2019 of Mercer International Inc., formatted in inline Extensible Business Reporting Language (iXBRL): (i) Interim Consolidated Statements of Operations; (ii) Interim Consolidated Statements of Comprehensive Income (Loss); (iii) Interim Consolidated Balance Sheets; (iv) Interim Consolidated Statements of Changes in Shareholders' Equity; (v) Interim Consolidated Statements of Cash Flows; and (vi) Notes to the Interim Consolidated Financial Statements.

*

In accordance with Release No. 33-8212 of the SEC, these Certifications: (i) are "furnished" to the SEC and are not "filed" for the purposes of liability under the Securities Exchange Act of 1934, as amended; and (ii) are not to be subject to automatic incorporation by reference into any of the Company's registration statements filed under the Securities Act of 1933, as amended, for the purposes of liability thereunder or any offering memorandum, unless the Company specifically incorporates them by reference therein.

FORM 10-Q

QUARTERLY REPORT - PAGE 39

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERCER INTERNATIONAL INC.

By:	/s/ David M. Gandossi
David M. Gandossi
Chief Executive Officer and President

Date: August 1, 2019

FORM 10-Q

QUARTERLY REPORT - PAGE 40