Form 10-Q
period 2019-09-30
MERCER INTERNATIONAL INC.
filed 2019-10-31
CIK 1333274

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

The Registrant had 65,629,582 shares of common stock outstanding as at October 30, 2019.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MERCER INTERNATIONAL INC.

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019

(Unaudited)

FORM 10-Q

QUARTERLY REPORT - PAGE 2

MERCER INTERNATIONAL INC.

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands of U.S. dollars, except per share data)

	Three Months Ended September 30		Nine Months Ended September 30
	2019	2018	2019	2018
Revenues	$383,536	$331,058	$1,293,239	$1,045,493
Costs and expenses
Cost of sales, excluding depreciation and amortization	314,894	230,009	994,360	755,428
Cost of sales depreciation and amortization	31,934	23,197	94,108	69,312
Selling, general and administrative expenses	17,961	14,506	54,662	43,883
Operating income	18,747	63,346	150,109	176,870
Other income (expenses)
Interest expense	(18,183)	(11,729)	(55,103)	(35,972)
Loss on settlement of debt (Note 5(a))	—	—	—	(21,515)
Legal cost award	—	—	—	(6,951)
Other income (expenses)	887	(259)	3,177	(628)
Total other expenses, net	(17,296)	(11,988)	(51,926)	(65,066)
Income before provision for income taxes	1,451	51,358	98,183	111,804
Provision for income taxes	(244)	(10,182)	(35,101)	(28,224)
Net income	$1,207	$41,176	$63,082	$83,580
Net income per common share
Basic	$0.02	$0.63	$0.96	$1.28
Diluted	$0.02	$0.63	$0.96	$1.27
Dividends declared per common share	$0.1375	$0.1250	$0.4000	$0.3750

INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands of U.S. dollars)

	Three Months Ended September 30		Nine Months Ended September 30
	2019	2018	2019	2018
Net income	$1,207	$41,176	$63,082	$83,580
Other comprehensive income (loss), net of taxes
Foreign currency translation adjustment	(48,538)	(1,982)	(28,285)	(41,477)
Change in unrecognized losses and prior service costs related to defined benefit pension plans, net of tax of $7 and $43, respectively (2018 - $nil)	39	(574)	134	(1,302)
Other comprehensive loss, net of taxes	(48,499)	(2,556)	(28,151)	(42,779)
Total comprehensive income (loss)	$(47,292)	$38,620	$34,931	$40,801

The accompanying notes are an integral part of these interim consolidated financial statements.

FORM 10-Q

QUARTERLY REPORT - PAGE 3

MERCER INTERNATIONAL INC.

INTERIM CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

	September 30,	December 31,
	2019	2018
ASSETS
Current assets
Cash and cash equivalents	$264,899	$240,491
Accounts receivable	228,154	252,692
Inventories	269,443	303,813
Prepaid expenses and other	20,512	13,703
Total current assets	783,008	810,699
Property, plant and equipment, net	1,009,639	1,029,257
Investment in joint ventures	55,382	62,574
Intangible assets, net	53,442	53,927
Operating lease right-of-use assets	13,054	—
Other long-term assets	32,220	17,904
Deferred income tax	2,908	1,374
Total assets	$1,949,653	$1,975,735
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and other	$203,279	$194,484
Pension and other post-retirement benefit obligations	778	904
Total current liabilities	204,057	195,388
Debt	984,087	1,041,389
Pension and other post-retirement benefit obligations	26,534	25,829
Finance lease liabilities	21,677	24,669
Operating lease liabilities	10,631	—
Other long-term liabilities	13,423	13,924
Deferred income tax	97,857	93,107
Total liabilities	1,358,266	1,394,306
Shareholders’ equity
Common shares $1 par value; 200,000,000 authorized; 65,629,000 issued and outstanding (2018 – 65,202,000)	65,598	65,171
Additional paid-in capital	343,994	342,438
Retained earnings	338,116	301,990
Accumulated other comprehensive loss	(156,321)	(128,170)
Total shareholders’ equity	591,387	581,429
Total liabilities and shareholders’ equity	$1,949,653	$1,975,735

Commitments and contingencies (Note 14)
Subsequent events (Note 5(a), 8)

The accompanying notes are an integral part of these interim consolidated financial statements.

FORM 10-Q

QUARTERLY REPORT - PAGE 4

MERCER INTERNATIONAL INC.

INTERIM CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(Unaudited)

(In thousands of U.S. dollars)

	Common shares
	Number (thousands of shares)	Amount, at Par Value	Additional Paid -in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
Three Months Ended September 30:
Balance June 30, 2019	65,629	$65,598	$342,815	$345,934	$(107,822)	$646,525
Stock compensation expense	—	—	1,179	—	—	1,179
Net income	—	—	—	1,207	—	1,207
Dividends declared	—	—	—	(9,025)	—	(9,025)
Other comprehensive loss	—	—	—	—	(48,499)	(48,499)
Balance September 30, 2019	65,629	$65,598	$343,994	$338,116	$(156,321)	$591,387

Balance June 30, 2018	65,202	$65,171	$340,450	$232,105	$(99,224)	$538,502
Stock compensation expense	—	—	970	—	—	970
Net income	—	—	—	41,176	—	41,176
Dividends declared	—	—	—	(8,150)	—	(8,150)
Other comprehensive loss	—	—	—	—	(2,556)	(2,556)
Balance September 30, 2018	65,202	$65,171	$341,420	$265,131	$(101,780)	$569,942

Nine Months Ended September 30:
Balance December 31, 2018	65,202	$65,171	$342,438	$301,990	$(128,170)	$581,429
Shares issued on grants of restricted shares	31	31	(31)	—	—	—
Shares issued on grants of performance share units	449	449	(449)	—	—	—
Stock compensation expense	—	—	2,036	—	—	2,036
Net income	—	—	—	63,082	—	63,082
Dividends declared	—	—	—	(26,255)	—	(26,255)
Repurchase of common shares	(53)	(53)	—	(701)	—	(754)
Other comprehensive loss	—	—	—	—	(28,151)	(28,151)
Balance September 30, 2019	65,629	$65,598	$343,994	$338,116	$(156,321)	$591,387

Balance December 31, 2017	65,017	$64,974	$338,695	$205,998	$(59,001)	$550,666
Shares issued on grants of restricted shares	31	43	(43)	—	—	—
Shares issued on grants of performance share units	154	154	(154)	—	—	—
Stock compensation expense	—	—	2,922	—	—	2,922
Net income	—	—	—	83,580	—	83,580
Dividends declared	—	—	—	(24,447)	—	(24,447)
Other comprehensive loss	—	—	—	—	(42,779)	(42,779)
Balance September 30, 2018	65,202	$65,171	$341,420	$265,131	$(101,780)	$569,942

The accompanying notes are an integral part of these interim consolidated financial statements.

FORM 10-Q

QUARTERLY REPORT - PAGE 5

MERCER INTERNATIONAL INC.

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands of U.S. dollars)

	Three Months Ended September 30		Nine Months Ended September 30
	2019	2018	2019	2018
Cash flows from (used in) operating activities
Net income	$1,207	$41,176	$63,082	$83,580
Adjustments to reconcile net income to cash flows from operating activities
Depreciation and amortization	32,052	23,310	94,447	69,643
Deferred income tax provision (benefit)	(1,706)	1,314	2,359	7,330
Loss on settlement of debt	—	—	—	21,515
Defined benefit pension plans and other post-retirement benefit plan expense	866	423	2,582	1,294
Stock compensation expense	1,179	970	2,036	2,922
Foreign exchange transaction losses (gains)	(8,873)	40	369	564
Other	2,887	844	11,231	2,451
Defined benefit pension plans and other post-retirement benefit plan contributions	(1,200)	(19)	(2,628)	(124)
Changes in working capital
Accounts receivable	41,381	(150)	17,232	8,193
Inventories	9,242	(41,084)	22,614	(60,127)
Accounts payable and accrued expenses	(16,691)	(10,803)	(12,667)	44,130
Other	(3,483)	(5,252)	(12,889)	(8,480)
Net cash from (used in) operating activities	56,861	10,769	187,768	172,891
Cash flows from (used in) investing activities
Purchase of property, plant and equipment	(37,049)	(26,744)	(81,417)	(71,583)
Purchase of intangible assets	(215)	(163)	(710)	(483)
Other	162	211	(181)	278
Net cash from (used in) investing activities	(37,102)	(26,696)	(82,308)	(71,788)
Cash flows from (used in) financing activities
Redemption of senior notes	—	—	—	(317,439)
Proceeds from (repayment of) revolving credit facilities, net	—	(3,443)	(58,404)	34,293
Dividend payments	(9,025)	(8,150)	(17,231)	(24,424)
Repurchase of common shares	—	—	(754)	—
Payment of debt issuance costs	(369)	—	(1,126)	(1,390)
Proceeds from government grants	147	—	6,467	—
Other	(1,735)	(944)	(8,664)	(2,563)
Net cash from (used in) financing activities	(10,982)	(12,537)	(79,712)	(311,523)
Effect of exchange rate changes on cash and cash equivalents	(1,200)	1,167	(1,340)	(8,133)
Net increase (decrease) in cash and cash equivalents	7,577	(27,297)	24,408	(218,553)
Cash and cash equivalents, beginning of period	257,322	269,482	240,491	460,738
Cash and cash equivalents, end of period	$264,899	$242,185	$264,899	$242,185

Supplemental cash flow disclosure
Cash paid for interest	$32,857	$19,591	$55,742	$35,287
Cash paid for income taxes	$3,337	$2,192	$42,074	$6,412
Supplemental schedule of non-cash investing and financing activities:
Leased production equipment	$—	$—	$—	$12,126

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

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Note 2. Acquisition of Mercer Peace River ("MPR")

On December 10, 2018, the Company acquired all of the issued and outstanding shares of MPR. The purchase price was cash consideration of $344,030, after certain customary working capital adjustments. The acquisition results in 100% ownership of a bleached kraft pulp mill in Peace River, Alberta, a 50% joint venture interest in the Cariboo Pulp and Paper Company ("CPP") (being a NBSK pulp mill, in Quesnel, British Columbia) and a 50% interest in a logging and chipping operation for the areas underlying MPR's forest management agreements and timber allocations. The acquisition of MPR expands the Company's sales presence in Asia and adds northern bleached hardwood kraft to its product mix.

The following summarizes the Company's allocation of the purchase price to the fair value of the assets acquired and liabilities assumed at the acquisition date:

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

During the nine month period ended September 30, 2019 immaterial adjustments were made to the purchase price allocation to reflect the final valuation of the assets acquired and liabilities assumed.

Note 3. Inventories

	September 30,	December 31,
	2019	2018
Raw materials	$78,996	$103,983
Finished goods	95,090	114,304
Spare parts and other	95,357	85,526
	$269,443	$303,813

FORM 10-Q

QUARTERLY REPORT - PAGE 8

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Note 4. Accounts Payable and Other

	September 30,	December 31,
	2019	2018
Trade payables	$43,718	$36,333
Accrued expenses	97,990	95,936
Interest payable	14,393	16,861
Income tax payable	25,448	29,818
Legal cost award payable	—	6,951
Dividends payable	9,025	—
Other	12,705	8,585
	$203,279	$194,484

Note 5. Debt

	September 30,	December 31,
	2019	2018
2022 Senior Notes, principal amount $100,000 (a)	$99,125	$98,918
2024 Senior Notes, principal amount $250,000 (a)	246,722	246,154
2025 Senior Notes, principal amount $350,000 (a)	343,076	342,761
2026 Senior Notes, principal amount $300,000 (a)	295,164	294,588
Credit arrangements
€200 million joint revolving credit facility (b)	—	58,968
C$60 million revolving credit facility (c)	—
C$40 million revolving credit facility (d)	—	—
€2.6 million demand loan (e)	—	—
	$984,087	$1,041,389

As at September 30, 2019, the maturities of the principal portion of debt were as follows:

2019	$—
2020	—
2021	—
2022	100,000
2023	—
Thereafter	900,000
$1,000,000

Certain of the debt instruments were issued under agreements which, among other things, may limit the Company’s ability to make certain payments, including dividends. These limitations are subject to specific exceptions. As at September 30, 2019, the Company was in compliance with the terms of its debt agreements.

FORM 10-Q

QUARTERLY REPORT - PAGE 9

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Note 5. Debt (continued)

(a)

In 2018, the Company issued $350,000 in aggregate principal amount of 7.375% senior notes which mature on January 15, 2025 ("2025 Senior Notes"). The 2025 Senior Notes were issued at a price of 100% of their principal amount. The net proceeds of the offering were $342,682 after deducting the underwriter's discount and offering expenses. The net proceeds, together with cash on hand, were used to finance the acquisition of MPR.

Subsequent to the end of the third quarter, the Company issued an additional $200,000 in aggregate principal amount of its 2025 Senior Notes. The additional 2025 Senior Notes were issued at a price of 102.75% of their principal amount for a yield to worst of 6.435%. The net proceeds of the offering were approximately $202,000 after deducting the underwriter’s discount and offering expenses. The net proceeds were used to redeem the remaining $100,000 in principal amount of the Company's 7.750% Senior Notes due 2022 (the "2022 Notes") and for general corporate purposes.

In 2017, the Company issued $300,000 in aggregate principal amount of 5.50% senior notes which mature on January 15, 2026 ("2026 Senior Notes"). The 2026 Senior Notes were issued at a price of 100% of their principal amount. The net proceeds of the offering were $293,795, after deducting the underwriter's discount and offering expenses.

In 2018, the Company used the net proceeds of the 2026 Senior Notes, together with cash on hand, to purchase $300,000 in aggregate principal amount of 2022 Senior Notes. In connection with this redemption the Company recorded a loss on settlement of debt of $21,515 in the Interim Consolidated Statement of Operations.

In 2017, the Company issued $250,000 in aggregate principal amount of 6.50% senior notes which mature on February 1, 2024 ("2024 Senior Notes" and collectively with the 2025 Senior Notes and 2026 Senior Notes, the “Senior Notes”). The 2024 Senior Notes were issued at a price of 100% of their principal amount. The net proceeds of the offering were $244,711, after deducting the underwriter's discount and offering expenses. The net proceeds, together with cash on hand, were used to redeem $227,000 of remaining aggregate principal amount of outstanding senior notes due 2019, to finance the acquisition of the Friesau sawmill and for general working capital purposes.

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

The Company may redeem all or a part of the 2025 Senior Notes or 2026 Senior Notes, upon not less than 10 days' or more than 60 days' notice and the Company may redeem all or a part of the 2024 Senior Notes, upon not less than 30 days' or more than 60 days' notice at the redemption price plus accrued and unpaid interest to (but not including) the applicable redemption date.

The following table presents the redemption prices (expressed as percentages of principal amount) and the redemption periods:

2024 Senior Notes		2025 Senior Notes		2026 Senior Notes
12 Month Period Beginning	Percentage	12 Month Period Beginning	Percentage	12 Month Period Beginning	Percentage
February 1, 2020	103.250%	January 15, 2021	103.688%	January 15, 2021	102.750%
February 1, 2021	101.625%	January 15, 2022	101.844%	January 15, 2022	101.375%
February 1, 2022 and thereafter	100.000%	January 15, 2023 and thereafter	100.000%	January 15, 2023 and thereafter	100.000%

FORM 10-Q

QUARTERLY REPORT - PAGE 10

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Note 5. Debt (continued)

(b)

A €200.0 million joint revolving credit facility with all of the Company's German mills that matures in December 2023. Borrowings under the facility are unsecured and bear interest at Euribor plus a variable margin ranging from 1.05% to 2.00% dependent on conditions including but not limited to a prescribed leverage ratio. As at September 30, 2019, approximately €11.3 million ($12,269) of this facility was supporting bank guarantees leaving approximately €188.7 million ($205,511) available.

(c)

In 2019, MPR entered into a C$60.0 million revolving credit facility that matures in February 2024. The facility is available by way of: (i) Canadian denominated advances, which bear interest at a designated prime rate per annum; (ii) banker's acceptance equivalent loans, which bear interest at the applicable Canadian dollar banker's acceptance plus 1.25% to 1.50% per annum; (iii) dollar denominated base rate advances at the greater of the federal funds rate plus 0.50%, a designated LIBOR rate plus 1.00% and the bank's applicable reference rate for U.S. dollar loans; and (iv) dollar LIBOR advances, which bear interest at LIBOR plus 1.25% to 1.50% per annum. The facility is secured by, among other things, the mill's inventories and receivables. As at September 30, 2019, approximately C$0.8 million ($624) was supporting letters of credit leaving approximately C$59.2 million ($44,682) available.

(d)

A C$40.0 million revolving credit facility at the Celgar mill that matures in July 2023. Borrowings under the facility are collateralized by the mill's inventory, accounts receivable, general intangibles and capital assets and are restricted by a borrowing base calculated on the mill's inventory and accounts receivable. When the borrowing capacity is less than 25% of the total facility the Canadian dollar denominated amounts bear interest at bankers acceptance plus 1.50% or Canadian prime and the U.S. dollar denominated amounts bear interest at LIBOR plus 1.50% or U.S. base. When the borrowing capacity is greater than or equal to 25% of the total facility, the respective bankers acceptance or LIBOR margins are reduced by 0.25% and the Canadian Prime or U.S. base margins are reduced by 0.125%. As at September 30, 2019, approximately C$1.7 million ($1,283) was supporting letters of credit leaving approximately C$38.3 million ($28,921) available.

(e)

A €2.6 million demand loan at the Rosenthal mill that does not have a maturity date. Borrowings under this facility are unsecured and bear interest at the rate of the three-month Euribor plus 2.50%. As at September 30, 2019, approximately €2.6 million ($2,779) of this facility was supporting bank guarantees leaving approximately $nil available.

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

Pension benefits are based on employees' earnings and years of service. The defined benefit plans are funded by contributions from the Company based on actuarial estimates and statutory requirements. The components of the net benefit costs for the three and nine month periods ended September 30, 2019 and 2018 were as follows:

	Three Months Ended September 30,
	2019		2018
	Pension	Other Post- Retirement Benefits	Pension	Other Post- Retirement Benefits
Service cost	$721	$68	$26	$115
Interest cost	883	137	312	175
Expected return on plan assets	(1,009)	—	(380)	—
Amortization of unrecognized items	236	(170)	226	(51)
Net benefit costs	$831	$35	$184	$239

	Nine Months Ended September 30,
	2019		2018
	Pension	Other Post- Retirement Benefits	Pension	Other Post- Retirement Benefits
Service cost	$2,148	$203	$78	$352
Interest cost	2,632	410	952	535
Expected return on plan assets	(3,008)	—	(1,157)	—
Amortization of unrecognized items	704	(507)	690	(156)
Net benefit costs	$2,476	$106	$563	$731

The components of the net benefit costs other than service cost are recorded in other income (expenses) in the Interim Consolidated Statement of Operations.

Defined Contribution Plan

Effective December 31, 2008, the defined benefit plans for salaried employees at the Celgar mill were closed to new members. In addition, the related defined benefit service accrual ceased on December 31, 2008, and members began to receive pension benefits, at a fixed contractual rate, under a new defined contribution plan effective January 1, 2009. During the three and nine month periods ended September 30, 2019, the Company made contributions of $242 and $988, respectively (2018 – $215 and $650).

FORM 10-Q

QUARTERLY REPORT - PAGE 12

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Note 6. Pension and Other Post-Retirement Benefit Obligations (continued)

Multiemployer Plan

The Company participates in a multiemployer plan for the hourly-paid employees at the Celgar mill. The contributions to the plan are determined based on a percentage of pensionable earnings pursuant to a collective bargaining agreement. The Company has no current or future contribution obligations in excess of the contractual contributions. Contributions during the three and nine month periods ended September 30, 2019 totaled $598 and $1,569, respectively (2018 – $529 and $1,674).

Note 7. Income Taxes

Differences between the U.S. Federal statutory and the Company's effective rates for the three and nine month periods ended September 30, 2019 and 2018, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
U.S. Federal statutory rate	21%	21%	21%	21%
U.S. Federal statutory rate on income before provision for income taxes	$(304)	$(10,785)	$(20,618)	$(23,479)
Tax differential on foreign income	(1,177)	(4,265)	(9,539)	(11,493)
Effect of foreign earnings (a)	892	(19,983)	(11,148)	(28,440)
Valuation allowance	(8,934)	23,492	(5,173)	45,510
Tax benefit of partnership structure	960	965	2,881	3,242
Non-taxable foreign subsidies	1,571	716	2,965	2,204
True-up of prior year taxes	6,733	109	5,612	(14,384)
Other	15	(431)	(81)	(1,384)
	$(244)	$(10,182)	$(35,101)	$(28,224)
Comprised of:
Current income tax provision	$(1,950)	$(8,868)	$(32,742)	$(20,894)
Deferred income tax benefit (provision)	1,706	(1,314)	(2,359)	(7,330)
	$(244)	$(10,182)	$(35,101)	$(28,224)

(a)	Includes the impact of the global intangible low-taxed income provision in the Tax Cuts and Jobs Act of 2017.

FORM 10-Q

QUARTERLY REPORT - PAGE 13

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Note 8. Shareholders' Equity

Dividends

During the nine month period ended September 30, 2019, the Company’s Board of Directors declared the following quarterly dividends:

Date Declared	Dividend Per Common Share	Amount
February 14, 2019	$0.1250	$8,205
May 2, 2019	0.1375	9,025
August 1, 2019	0.1375	9,025
	$0.4000	$26,255

In October 2019, the Company's Board of Directors declared a quarterly dividend of $0.1375 per common share. Payment of the dividend will be made on December 19, 2019 to all shareholders of record on December 12, 2019. Future dividends are subject to approval by the Board of Directors and may be adjusted as business and industry conditions warrant.

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

   During the nine month period ended September 30, 2019, the Company paid $754 to acquire 52,879 common shares at an average repurchase price of $14.25. The shares were retired upon repurchase.

Stock Based Compensation

The Company has a stock incentive plan which provides for options, restricted stock rights, restricted shares, performance shares, performance share units ("PSUs") and stock appreciation rights to be awarded to employees, consultants and non-employee directors. During the three and nine month periods ended September 30, 2019, there were no issued and outstanding options, restricted stock rights, performance shares or stock appreciation rights. As at September 30, 2019, after factoring in all allocated shares, there remain approximately 2.6 million common shares available for grant.

FORM 10-Q

QUARTERLY REPORT - PAGE 14

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Note 8. Shareholders' Equity (continued)

PSUs

PSUs comprise rights to receive common shares at a future date that are contingent on the Company and the grantee achieving certain performance objectives. The performance objective period is generally three years. For the three and nine month periods ended September 30, 2019, the Company recognized an expense of $1,066 and $1,669, respectively related to PSUs (2018 – $840 and $2,534).

The following table summarizes PSU activity during the period:

Number of PSUs
Outstanding as at January 1, 2019	2,036,008
Granted	641,206
Vested and issued	(449,395)
Forfeited	(462,843)
Outstanding as at September 30, 2019	1,764,976

Restricted Shares

Restricted shares generally vest at the end of one year. For the three and nine month periods September 30, 2019, the Company recognized an expense of $113 and $367, respectively related to restricted shares (2018 - $130 and $388). As at September 30, 2019, the total remaining unrecognized compensation cost related to restricted shares amounted to approximately $300 which will be amortized over the remaining vesting periods.

The following table summarizes restricted share activity during the period:

Number of Restricted Shares
Outstanding as at January 1, 2019	31,130
Granted	31,405
Vested	(31,130)
Outstanding as at September 30, 2019	31,405

FORM 10-Q

QUARTERLY REPORT - PAGE 15

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Note 9. Net Income Per Common Share

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income
Basic and diluted	$1,207	$41,176	$63,082	$83,580

Net income per common share
Basic	$0.02	$0.63	$0.96	$1.28
Diluted	$0.02	$0.63	$0.96	$1.27

Weighted average number of common shares outstanding:
Basic (a)	65,598,177	65,170,531	65,538,037	65,120,976
Effect of dilutive instruments:
PSUs	372,495	639,998	358,851	550,983
Restricted shares	3,198	7,510	13,437	20,328
Diluted	65,973,870	65,818,039	65,910,325	65,692,287
(a)

For the three and nine month periods ended September 30, 2019, the basic weighted average number of common shares outstanding excludes 31,405 restricted shares which have been issued, but have not vested as at September 30, 2019 (2018 – 31,130 restricted shares).

The calculation of diluted net income per common share does not assume the exercise of any instruments that would have an anti-dilutive effect on net income per common share. There were no anti-dilutive instruments for the three and nine month periods ended September 30, 2019 and 2018.

Note 10. Accumulated Other Comprehensive Loss

The change in the accumulated other comprehensive loss by component (net of tax) was as follows:

	Foreign Currency Translation Adjustment	Defined Benefit Pension and Other Post- Retirement Benefit Items	Total
Balance as at January 1, 2019	$(127,000)	$(1,170)	$(128,170)
Other comprehensive loss before reclassifications	(28,285)	(20)	(28,305)
Amounts reclassified from accumulated other comprehensive loss	—	154	154
Other comprehensive income (loss), net of taxes	(28,285)	134	(28,151)
Balance as at September 30, 2019	$(155,285)	$(1,036)	$(156,321)

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

Information about certain segment data for the three and nine month periods ended September 30, 2019 and 2018, was as follows:

Three Months Ended September 30, 2019	Pulp	Wood Products	Corporate and Other	Consolidated
Revenues from external customers	$345,060	$36,458	$2,018	$383,536
Operating income (loss)	$21,386	$544	$(3,183)	$18,747
Depreciation and amortization	$29,744	$2,016	$292	$32,052
Revenues by major products
Pulp	$322,707	$—	$—	$322,707
Lumber	—	32,687	—	32,687
Energy and chemicals	22,353	1,621	2,018	25,992
Wood residuals	—	2,150	—	2,150
Total revenues	$345,060	$36,458	$2,018	$383,536
Revenues by geographical markets
U.S.	$30,693	$13,027	$—	$43,720
Germany	97,339	11,915	—	109,254
China	113,578	—	—	113,578
Other countries	103,450	11,516	2,018	116,984
Total revenues	$345,060	$36,458	$2,018	$383,536

Three Months Ended September 30, 2018	Pulp	Wood Products	Corporate and Other	Consolidated
Revenues from external customers	$292,969	$38,089	$—	$331,058
Operating income (loss)	$68,794	$(1,770)	$(3,678)	$63,346
Depreciation and amortization	$20,802	$2,395	$113	$23,310
Revenues by major products
Pulp	$274,970	$—	$—	$274,970
Lumber	—	34,270	—	34,270
Energy and chemicals	17,999	1,978	—	19,977
Wood residuals	—	1,841	—	1,841
Total revenues	$292,969	$38,089	$—	$331,058
Revenues by geographical markets
U.S.	$7,148	$10,857	$—	$18,005
Germany	132,233	14,771	—	147,004
China	44,981	—	—	44,981
Other countries	108,607	12,461	—	121,068
Total revenues	$292,969	$38,089	$—	$331,058

FORM 10-Q

QUARTERLY REPORT - PAGE 17

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Note 11. Business Segment Information (continued)

Nine Months Ended September 30, 2019	Pulp	Wood Products	Corporate and Other	Consolidated
Revenues from external customers	$1,166,333	$120,349	$6,557	$1,293,239
Operating income (loss)	$157,157	$2,075	$(9,123)	$150,109
Depreciation and amortization	$87,616	$5,937	$894	$94,447
Total assets (a)	$1,762,994	$75,467	$111,192	$1,949,653
Revenues by major products
Pulp	$1,095,225	$—	$—	$1,095,225
Lumber	—	107,172	—	107,172
Energy and chemicals	71,108	7,075	6,557	84,740
Wood residuals	—	6,102	—	6,102
Total revenues	$1,166,333	$120,349	$6,557	$1,293,239
Revenues by geographical markets
U.S.	$124,039	$38,997	$—	$163,036
Germany	338,678	40,860	—	379,538
China	347,232	—	—	347,232
Other countries	356,384	40,492	6,557	403,433
Total revenues	$1,166,333	$120,349	$6,557	$1,293,239
(a)	Total assets for the pulp segment includes the Company's $55,382 investment in joint ventures, primarily for the CPP mill.

Nine Months Ended September 30, 2018	Pulp	Wood Products	Corporate and Other	Consolidated
Revenues from external customers	$898,836	$146,657	$—	$1,045,493
Operating income (loss)	$179,824	$5,534	$(8,488)	$176,870
Depreciation and amortization	$63,452	$5,860	$331	$69,643
Revenues by major products
Pulp	$845,460	$—	$—	$845,460
Lumber	—	131,429	—	131,429
Energy and chemicals	53,376	8,014	—	61,390
Wood residuals	—	7,214	—	7,214
Total revenues	$898,836	$146,657	$—	$1,045,493
Revenues by geographical markets
U.S.	$18,451	$42,511	$—	$60,962
Germany	373,176	58,631	—	431,807
China	204,818	—	—	204,818
Other countries	302,391	45,515	—	347,906
Total revenues	$898,836	$146,657	$—	$1,045,493

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

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Note 11. Business Segment Information (continued)

Revenues between segments are accounted for at prices that approximate fair value. These include revenues from the sale of residual fiber from the wood products segment to the pulp segment for use in the pulp production process and from the sale of residual fuel from the pulp segment to the wood products segment for use in energy production. For the three and nine month periods ended September 30, 2019, the pulp segment sold $59 and $423, respectively of residual fuel to the wood products segment (2018 – $163 and $1,073) and the wood products segment sold $2,360 and $11,713, respectively of residual fiber to the pulp segment (2018 – $3,764 and $13,809).

Pulp purchases from the Company’s 50% owned CPP mill, which are transacted at the CPP mill's cost, were $21,232 and $76,388 for the three and nine month periods ended September 30, 2019, respectively (2018 - $nil) and as at September 30, 2019 the Company had a receivable balance from the CPP mill of $4,514 (December 31, 2018 – a payable balance of $1,347). Logging services from its 50% owned logging operation, which are transacted at arm’s length negotiated prices were $3,074 and $11,923 for the three and nine month periods ended September 30, 2019, respectively (2018 - $nil) and as at September 30, 2019 the Company had a payable balance to the logging operation of $903 (December 31, 2018 - $2,343).

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

The following tables present a summary of the Company's outstanding financial instruments and their estimated fair values under the fair value hierarchy:

	Fair value measurements at September 30, 2019 using:
Description	Level 1	Level 2	Level 3	Total
Senior notes	$—	$1,013,435	$—	$1,013,435

	Fair value measurements at December 31, 2018 using:
Description	Level 1	Level 2	Level 3	Total
Revolving credit facility	$—	$58,968	$—	$58,968
Senior notes	—	965,000	—	965,000
	$—	$1,023,968	$—	$1,023,968

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

The carrying amount of cash and cash equivalents of $264,899 and accounts receivable of $228,154 recorded in the Interim Consolidated Balance Sheet, net of any allowances for losses, represents the Company's maximum exposure to credit risk.

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

The components of lease expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Lease cost:
Operating lease cost	$674	$304	$2,497	$1,752
Finance lease cost:
Amortization of right-of-use assets	976	960	2,713	2,700
Interest on lease liabilities	329	425	1,047	931
Total lease cost	$1,979	$1,689	$6,257	$5,383

FORM 10-Q

QUARTERLY REPORT - PAGE 20

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Note 13. Lease Commitments (continued)

Supplemental cash flow information related to leases were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$674	$304	$2,497	$1,752
Operating cash flows from finance leases	$329	$425	$1,047	$931
Financing cash flows from finance leases	$1,735	$931	$3,428	$2,563

Other information related to leases is as follows:

	Nine Months Ended September 30,
	2019	2018
Weighted average remaining lease term:
Operating leases	7 years	5 years
Finance leases	9 years	9 years
Weighted average discount rate:
Operating leases	6%
Finance leases	6%	6%

The discount rates used to calculate the present value of the minimum lease payments is the incremental borrowing rate that the subsidiary entering into the lease would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment.

Supplemental balance sheet information related to leases were as follows:

	September 30,	December 31,
	2019	2018
Operating Leases
Operating lease right-of-use assets	$13,054

Other current liabilities	$2,423
Operating lease liabilities	10,631
Total operating lease liabilities	$13,054

Finance Leases
Property and equipment, gross	$40,270	$44,756
Accumulated depreciation	(16,364)	(15,963)
Property and equipment, net	$23,906	$28,793

Other current liabilities	$3,178	$4,911
Finance lease liabilities	21,677	24,669
Total finance lease liabilities	$24,855	$29,580

FORM 10-Q

QUARTERLY REPORT - PAGE 21

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Note 13. Lease Commitments (continued)

As at September 30, 2019, maturities of lease liabilities were as follows:

	Finance Leases	Operating Leases
2019	$1,731	$819
2020	3,405	3,084
2021	3,280	2,941
2022	3,109	2,694
2023	3,233	2,004
Thereafter	16,147	4,617
Total lease payments	30,905	16,159
Less: imputed interest	(6,050)	(3,105)
Total lease liability	$24,855	$13,054

As at December 31, 2018, minimum lease payments under non-cancellable finance and operating leases were as follows:

	Finance Leases	Operating Leases
2019	$6,302	$3,309
2020	3,601	2,963
2021	3,441	2,717
2022	3,278	2,557
2023	3,410	2,057
Thereafter	17,025	5,360
Total lease payments	37,057	$18,963
Less: imputed interest	(7,477)
Total lease liability	$29,580

As at September 30, 2019, the Company has additional finance leases for rail cars that have not yet commenced. The leases have a term of 12 years with annual renewal options thereafter. The total payments over the term of the leases will be approximately $19,600. The leases will commence in 2019.

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

QUARTERLY REPORT - PAGE 23

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

QUARTERLY REPORT - PAGE 24

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this document: (i) unless the context otherwise requires, references to "we", "our", "us", the "Company" or "Mercer" mean Mercer International Inc. and its subsidiaries; (ii) references to "Mercer Inc." mean the Company excluding its subsidiaries; (iii) information is provided as of September 30, 2019, unless otherwise stated; (iv) our reporting currency is dollars and references to "€" mean euros and "C$" mean Canadian dollars; (v) "ADMTs" refers to air-dried metric tonnes; (vi) "NBSK" refers to northern bleached softwood kraft; (vii) "NBHK" refers to northern bleached hardwood kraft; (viii) "MW" refers to megawatts and "MWh" refers to megawatt hours; (ix) "Mfbm" refers to thousand board feet of lumber and "MMfbm" mean million board feet of lumber; and (x) our lumber metrics are converted from cubic meters to Mfbm using a conversion ratio of 1.6 cubic meters to one Mfbm, which is the ratio commonly used in the industry.

Due to rounding, numbers presented throughout this report may not add up precisely to totals we provide and percentages may not precisely reflect the absolute figure.

The following discussion and analysis of our results of operations and financial condition for the three and nine months ended September 30, 2019 should be read in conjunction with our interim consolidated financial statements and related notes included in this quarterly report, as well as our most recent annual report on Form 10-K for the fiscal year ended December 31, 2018 filed with the Securities and Exchange Commission, referred to as the "SEC".

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

On December 10, 2018 we acquired Mercer Peace River Pulp Ltd. ("MPR") which operates the Peace River mill in Alberta and has a 50% joint venture interest in the Cariboo NBSK mill in British Columbia. The Peace River mill is a swing mill that produces both NBSK and NBHK.

Current Market Environment

In the third quarter of 2019, list pulp prices declined from the second quarter of 2019 due to high producer inventories.

Overall, our average NBSK pulp sales realizations were approximately 13% lower in the third quarter of 2019 compared to the second quarter of 2019.

At the end of the current quarter, NBSK list prices in Europe, China and North America were approximately $825, $585 and $1,135 per ADMT, respectively and NBHK list prices in China and North America were approximately $490 and $930 per ADMT, respectively.

In the fourth quarter of 2019, our pulp mills have 53 days of scheduled maintenance downtime, or approximately 83,000 ADMTs.

FORM 10-Q

QUARTERLY REPORT - PAGE 25

We currently expect pulp markets to stabilize and producer inventories to decline in the later part of the year as a result of producer downtime along with overall steady demand.

In the third quarter of 2019, lumber markets were generally stable but lumber sales realizations declined as a result of the supply of lumber processed from beetle damaged wood in Europe and high producer inventories in the U.S. market. We currently expect stable lumber markets and prices in the fourth quarter of 2019.

Summary Financial Highlights

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands, other than per share amounts)
Statement of Operations Data
Pulp segment revenues	$345,060	$292,969	$1,166,333	$898,836
Wood products segment revenues	36,458	38,089	120,349	146,657
Corporate and other revenues	2,018	—	6,557	—
Total revenues	$383,536	$331,058	$1,293,239	$1,045,493

Pulp segment operating income	$21,386	$68,794	$157,157	$179,824
Wood products segment operating income (loss)	544	(1,770)	2,075	5,534
Corporate and other operating loss	(3,183)	(3,678)	(9,123)	(8,488)
Total operating income	$18,747	$63,346	$150,109	$176,870

Pulp segment depreciation and amortization	$29,744	$20,802	$87,616	$63,452
Wood products segment depreciation and amortization	2,016	2,395	5,937	5,860
Corporate and other depreciation and amortization	292	113	894	331
Total depreciation and amortization	$32,052	$23,310	$94,447	$69,643

Operating EBITDA (1)	$50,799	$86,656	$244,556	$246,513
Loss on settlement of debt	$—	$—	$—	$(21,515)	(2)
Legal cost award	$—	$—	$—	$(6,951)
Provision for income taxes	$(244)	$(10,182)	$(35,101)	$(28,224)
Net income	$1,207	$41,176	$63,082	$83,580
Net income per common share
Basic	$0.02	$0.63	$0.96	$1.28
Diluted	$0.02	$0.63	$0.96	$1.27
Common shares outstanding at period end	65,629	65,202	65,629	65,202

(1)	The following table provides a reconciliation of net income to operating income and Operating EBITDA for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Net income	$1,207	$41,176	$63,082	$83,580
Provision for income taxes	244	10,182	35,101	28,224
Interest expense	18,183	11,729	55,103	35,972
Loss on settlement of debt	—	—	—	21,515
Legal cost award	—	—	—	6,951
Other (income) expenses	(887)	259	(3,177)	628
Operating income	18,747	63,346	150,109	176,870
Add: Depreciation and amortization	32,052	23,310	94,447	69,643
Operating EBITDA	$50,799	$86,656	$244,556	$246,513

(2)	Redemption of 7.75% senior notes due 2022, referred to as the "2022 Senior Notes".

FORM 10-Q

QUARTERLY REPORT - PAGE 26

Selected Production, Sales and Other Data

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019		2018	2019		2018
Pulp Segment
Pulp production ('000 ADMTs)
NBSK	441.7		363.5	1,355.1		1,037.7
NBHK	75.3			243.3
Annual maintenance downtime ('000 ADMTs)	14.1		14.4	21.6		69.9
Annual maintenance downtime (days)	13		14	28		51
Pulp sales ('000 ADMTs)
NBSK	451.2		319.9	1,356.6		1,025.2
NBHK	91.0			260.4
Average NBSK pulp list prices ($/ADMT)(1)
Europe	860		1,230	987		1,176
China	585		887	649		902
North America	1,170		1,377	1,281		1,307
Average NBHK pulp list prices ($/ADMT)(1)
China	507		800	609		799
North America	970		1,192	1,083		1,131
Average pulp sales realizations ($/ADMT)(2)
NBSK	609		852	689		817
NBHK	499			589
Energy production ('000 MWh)	572.5	(3)	388.0	1,708.3	(3)	1,120.7
Energy sales ('000 MWh)	224.7	(3)	141.0	668.4	(3)	401.3
Average energy sales realizations ($/MWh)	89		105	92		105

Wood Products Segment
Lumber production (MMfbm)	96.6		79.5	308.0		294.1
Lumber sales (MMfbm)	97.0		83.8	307.7		312.0
Average lumber sales realizations ($/Mfbm)	337		409	348		421
Energy production and sales ('000 MWh)	13.9		16.4	60.4		62.5
Average energy sales realizations ($/MWh)	116		121	117		128

Average Spot Currency Exchange Rates
$ / €(4)	1.1120		1.1629	1.1234		1.1945
$ / C$(4)	0.7573		0.7651	0.7523		0.7767

(1)	Source: RISI pricing report.
(2)	Sales realizations after customer discounts, rebates and other selling concessions. Incorporates the effect of pulp price variations occurring between the order and shipment dates.
(3)	Excludes energy production and sales relating to our 50% joint venture interest in the Cariboo mill, which is accounted for as an equity investment.
(4)	Average Federal Reserve Bank of New York Noon Buying Rates over the reporting period.

Consolidated ‑ Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018

Total revenues for the three months ended September 30, 2019 increased by approximately 16% to $383.5 million from $331.1 million in the same quarter of 2018 primarily due to the inclusion of MPR and higher sales volumes partially offset by lower sales realizations.

Costs and expenses in the current quarter increased by approximately 36% to $364.8 million from $267.7 million in the third quarter of 2018 primarily due to the inclusion of MPR costs and higher pulp and lumber sales volumes partially offset by lower per unit fiber costs and the positive impact of a stronger dollar on our euro and Canadian dollar denominated costs and expenses.

FORM 10-Q

QUARTERLY REPORT - PAGE 27

In the third quarter of 2019, cost of sales depreciation and amortization increased to $31.9 million from $23.2 million in the same quarter of 2018 primarily due to inclusion of MPR.

Selling, general and administrative expenses increased to $18.0 million in the third quarter of 2019 from $14.5 million in the same quarter of 2018 primarily due to the inclusion of MPR.

In the third quarter of 2019, our operating income decreased by approximately 70% to $18.7 million from $63.3 million in the same quarter of 2018 due to lower pulp and lumber sales realizations.

Interest expense in the current quarter increased to $18.2 million from $11.7 million in the same quarter of 2018 primarily as a result of the issuance in December 2018 of $350.0 million of our 7.375% senior notes due 2025 (“2025 Senior Notes”) to finance the acquisition of MPR.

During the third quarter of 2019, income tax expense decreased to $0.2 million from $10.2 million in the same quarter of 2018 due to lower income.

For the third quarter of 2019, our net income decreased to $1.2 million, or $0.02 per share, from $41.2 million, or $0.63 per share, in the same quarter of 2018.

In the third quarter of 2019, Operating EBITDA decreased by approximately 41% to $50.8 million from $86.7 million in the same quarter of 2018 primarily due to lower pulp and lumber sales realizations partially offset by lower per unit fiber costs, higher sales volumes and the positive impact of a stronger dollar on our euro and Canadian dollar denominated costs and expenses.

Operating Results by Business Segment

None of the income or loss items following operating income in our Interim Consolidated Statement of Operations are allocated to our segments, since those items are reviewed separately by management.

Pulp Segment ‑ Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018

Selected Financial Information

	Three Months Ended September 30,
	2019	2018
	(in thousands)
Pulp revenues	$322,707	$274,970
Energy and chemical revenues	$22,353	$17,999
Depreciation and amortization	$29,744	$20,802
Operating income	$21,386	$68,794

Pulp revenues in the third quarter of 2019 increased by approximately 17% to $322.7 million from $275.0 million in the same quarter of 2018 due to the inclusion of MPR and higher sales volumes partially offset by lower sales realizations.

Energy and chemical revenues increased by approximately 24% to $22.4 million in the third quarter of 2019 from $18.0 million in the same quarter of 2018 when one turbine at each of our Stendal and Celgar mills was taken offline for scheduled maintenance.

NBSK pulp production increased by approximately 21% to 441,672 ADMTs in the current quarter from 363,543 ADMTs in the same quarter of 2018, primarily due to the inclusion of MPR and steady production at all of our mills. In the current quarter of 2019, our pulp mills had 13 days of scheduled maintenance downtime (approximately 14,100 ADMTs). In the third quarter of 2018, we had 14 days (approximately 14,400 ADMTs) of annual maintenance downtime.

FORM 10-Q

QUARTERLY REPORT - PAGE 28

We estimate that annual maintenance downtime in the current quarter adversely impacted our operating income by approximately $10.4 million, comprised primarily of direct out-of-pocket expenses.

In the fourth quarter of 2019, our pulp mills have 53 days of scheduled maintenance downtime or approximately 83,000 ADMTs.

NBSK pulp sales volumes increased by approximately 41% to 451,171 ADMTs in the current quarter from 319,850 ADMTs in the same quarter of 2018 primarily due to the inclusion of MPR and strong sales volumes to China.

In the current quarter of 2019, list prices for NBSK pulp decreased from the same quarter of 2018, largely as a result of high producer inventory levels. Average list prices for NBSK pulp in Europe were approximately $860 per ADMT in the third quarter of 2019 compared to approximately $1,230 per ADMT in the same quarter of 2018. Average list prices for NBSK pulp in China and North America were approximately $585 per ADMT and $1,170 per ADMT, respectively, in the current quarter compared to approximately $887 per ADMT and $1,377 per ADMT, respectively, in the same quarter of 2018.

Average NBSK pulp sales realizations decreased by approximately 29% to $609 per ADMT in the third quarter of 2019 from approximately $852 per ADMT in the same quarter of 2018 primarily due to lower list prices.

As a result of a decline in pulp sales realizations in the current quarter of 2019, we recorded a write down of our inventory carrying values at our Canadian mills of $6.9 million.

In the current quarter of 2019 as a result of the effect of the strengthening of the dollar against the euro and Canadian dollar on our dollar denominated cash and receivables at our mills and our euro and Canadian dollar denominated costs and expenses, we recorded a net positive impact of approximately $14.6 million on operating income due to foreign exchange compared to the same quarter of 2018.

Costs and expenses for our pulp segment in the current quarter increased by approximately 44% to $323.7 million from $224.3 million in the third quarter of 2018 primarily due to the inclusion of MPR costs and higher pulp sales volumes partially offset by lower per unit fiber costs and the positive impact of a stronger dollar. In the current quarter of 2019, we received German regulatory approval to reverse a wastewater fee accrual of $7.2 million as a result of certain capital projects.

In the third quarter of 2019, pulp segment depreciation and amortization increased to $29.7 million from $20.8 million in the same quarter of 2018 primarily due the inclusion of MPR.

On average, in the current quarter overall per unit fiber costs decreased by approximately 14% from the same quarter of 2018 primarily due to lower per unit fiber costs for our German mills and the positive impact of a stronger dollar on our euro and Canadian dollar denominated fiber costs. In the current quarter, fiber costs for our German mills declined due to the continued availability of beetle damaged wood. For our Canadian mills, per unit fiber costs modestly declined but remain at historically high levels due to strong demand for fiber in Celgar’s fiber procurement area. We currently expect stable per unit fiber costs in the fourth quarter of 2019.

Transportation costs for our pulp segment increased to $37.2 million in the current quarter from $15.8 million in the same quarter of 2018 primarily as a result of the inclusion of MPR and higher sales volumes.

In the third quarter of 2019, pulp segment operating income decreased to $21.4 million from $68.8 million in the same quarter of 2018 as lower pulp sales realizations were only partially offset by higher sales volumes and lower per unit fiber costs.

FORM 10-Q

QUARTERLY REPORT - PAGE 29

Wood Products Segment ‑ Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018

Selected Financial Information

	Three Months Ended September 30,
	2019	2018
	(in thousands)
Lumber revenues	$32,687	$34,270
Energy revenues	$1,621	$1,978
Wood residual revenues	$2,150	$1,841
Depreciation and amortization	$2,016	$2,395
Operating income (loss)	$544	$(1,770)

In the third quarter of 2019, lumber revenues decreased 5% to $32.7 million from $34.3 million in the same quarter of 2018 due to lower sales realizations partially offset by higher sales volumes. In the current quarter approximately 31% of sales volumes were in the U.S. market and the majority of remaining sales were to Europe.

Energy and wood residual revenues in the third quarter of 2019 were flat at $3.8 million compared to the same quarter of 2018.

Production increased by approximately 22% to 96.6 MMfbm of lumber in the current quarter of 2019 from 79.5 MMfbm in the same quarter of 2018 primarily due to planned downtime for capital projects in the prior quarter of 2018.

Average lumber sales realizations decreased by approximately 18% to $337 per Mfbm in the third quarter of 2019 from approximately $409 per Mfbm in the same quarter of 2018 primarily due to lower pricing in both the U.S. and Europe. U.S. lumber pricing declined as record pricing in 2018 resulted in increased supply and high producer inventory levels. European lumber pricing also declined due to an increase in the supply of lumber processed from beetle damaged wood which generally obtains lower prices.

Fiber costs were approximately 75% of our lumber cash production costs in the current quarter. In the current quarter per unit fiber costs decreased by approximately 34% from the same quarter of 2018 primarily due to the availability of lower cost beetle damaged wood. We currently expect stable per unit fiber costs in the fourth quarter of 2019 because of the continuing availability of beetle damaged wood.

In the third quarter of 2019, lumber segment depreciation and amortization decreased to $2.0 million from $2.4 million in the same quarter of 2018 primarily due to higher depreciation in the third quarter of 2018 for assets being replaced and the positive impact of a stronger dollar on our euro denominated depreciation expense.

Transportation costs for our wood products segment in the third quarter of 2019 increased by approximately 22% to $5.6 million from $4.6 million in the same quarter of 2018 due to higher lumber sales volumes and shipments to the U.S. market.

In the third quarter of 2019, our wood products segment had operating income of $0.5 million compared to an operating loss of $1.8 million in the same quarter of 2018 primarily due to lower per unit fiber costs partially offset by lower sales realizations.

Consolidated ‑ Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

Total revenues for the nine months ended September 30, 2019 increased by approximately 24% to $1,293.2 million from $1,045.5 million in the nine months ended September 30, 2018 primarily due to the inclusion of the results of MPR and higher pulp and energy sales volumes partially offset by lower sales realizations.

Costs and expenses in the nine months ended September 30, 2019 increased by approximately 32% to $1,143.1 million from $868.6 million in the nine months ended September 30, 2018 primarily due to the inclusion of MPR

FORM 10-Q

QUARTERLY REPORT - PAGE 30

costs and higher pulp sales volumes partially offset by lower per unit fiber costs, the positive impact of a stronger dollar on our euro denominated costs and expenses and lower maintenance costs.

In the nine months ended September 30, 2019, cost of sales depreciation and amortization increased to $94.1 million from $69.3 million in the same period of 2018 primarily due to the inclusion of MPR.

Selling, general and administrative expenses increased to $54.7 million in the nine months ended September 30, 2019 from $43.9 million in the same period of 2018 primarily due to the inclusion of MPR.

In the nine months ended September 30, 2019, operating income decreased by approximately 15% to $150.1 million from $176.9 million in the same period of 2018 due to lower pulp and lumber sales realizations.

In January 2018, we redeemed $300.0 million of our 2022 Senior Notes at a cost, including premium, of $317.4 million and recorded a loss on such redemption of $21.5 million (being $0.33 per share).

Interest expense in the nine months ended September 30, 2019 increased to $55.1 million from $36.0 million in the same period of 2018 primarily as a result of the issuance in December 2018 of $350.0 million of our 2025 Senior Notes to finance the acquisition of MPR.

In the nine months ended September 30, 2018, we recognized an expense of $7.0 million, or $0.11 per share, in connection with the legal cost award against us in our prior claim under the North American Free Trade Agreement ("NAFTA").

During the nine months ended September 30, 2019, income tax expense increased to $35.1 million from $28.2 million in the same period of 2018. The annual effective tax rate was 36% in the current period.

For the nine months ended September 30, 2019, our net income decreased to $63.1 million, or $0.96 per share from $83.6 million, or $1.28 per basic and $1.27 per diluted share in the same period of 2018, after giving effect to costs of $28.5 million, or $0.44 per basic and $0.43 per diluted share, for the redemption of senior notes and the NAFTA legal cost award.

In the nine months ended September 30, 2019, Operating EBITDA modestly declined to $244.6 million from $246.5 million in the same period of 2018 primarily due to lower pulp and lumber sales realizations partially offset by higher pulp and energy sales volumes, lower per unit fiber costs, the inclusion of MPR, lower maintenance costs and the positive impact of a stronger dollar on our euro denominated costs and expenses.

Pulp Segment – Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

Selected Financial Information

	Nine Months Ended September 30,
	2019	2018
	(in thousands)
Pulp revenues	$1,095,225	$845,460
Energy and chemical revenues	$71,108	$53,376
Depreciation and amortization	$87,616	$63,452
Operating income	$157,157	$179,824

Pulp revenues in the nine months ended September 30, 2019 increased by approximately 30% to $1,095.2 million from $845.5 million in the same period of 2018 due to the inclusion of MPR and higher sales volumes partially offset by lower sales realizations.

Energy and chemical revenues increased by approximately 33% to $71.1 million in the nine months ended September 30, 2019 from $53.4 million in the same period of 2018 when one turbine at each of our Stendal and Celgar mills was taken offline for scheduled maintenance.

FORM 10-Q

QUARTERLY REPORT - PAGE 31

NBSK pulp production increased by approximately 31% to 1,355,120 ADMTs in the nine months ended September 30, 2019 from 1,037,697 ADMTs in the same period of 2018. We had annual maintenance downtime of 28 days (approximately 21,600 ADMTs) in the nine months ended September 30, 2019, compared to 51 days (approximately 69,900 ADMTs) in the nine months ended September 30, 2018.

We estimate that annual maintenance downtime in the nine months ended September 30, 2019 adversely impacted our operating income by approximately $21.1 million, comprised primarily of direct out-of-pocket expenses.

NBSK pulp sales volumes increased by approximately 32% to 1,356,584 ADMTs in the nine months ended September 30, 2019 compared to 1,025,232 ADMTs in the same period of 2018 primarily due to the inclusion of MPR and higher production.

In the nine months ended September 30, 2019, pulp pricing decreased from the same period of 2018, largely as a result of high producer inventory levels. Average list prices for NBSK pulp in Europe were approximately $987 per ADMT in the nine months ended September 30, 2019, compared to approximately $1,176 per ADMT in the same period of 2018. Average list prices for NBSK pulp in China and North America were approximately $649 per ADMT and $1,281 per ADMT, respectively, in the nine months ended September 30, 2019, compared to approximately $902 per ADMT and $1,307 per ADMT, respectively, in the nine months ended September 30, 2018.

Average NBSK pulp sales realizations decreased by approximately 16% to $689 per ADMT in the nine months ended September 30, 2019 from approximately $817 per ADMT in the same period of 2018 primarily due to lower list prices.

As a result of the decline in pulp prices in China, during the nine months ended September 30, 2019, we recorded a net write down of our inventory carrying values at our Canadian mills of $6.9 million.

In the nine months ended September 30, 2019, foreign exchange had a net positive impact of $25.7 million on operating income compared to the same period of 2018 primarily due to the strengthening of the dollar against the euro which decreased the dollar cost of our euro denominated costs and expenses.

Costs and expenses in the nine months ended September 30, 2019 increased by approximately 40% to $1,009.6 million from $720.1 million in the nine months ended September 30, 2018 primarily due to the inclusion of MPR and higher pulp sales volumes partially offset by lower maintenance and per unit fiber costs and the positive impact of a stronger dollar on our euro denominated costs and expenses. In the nine months ended September 30, 2019, we reversed a wastewater fee accrual of $7.2 million.

In the nine months ended September 30, 2019, depreciation and amortization increased to $87.6 million from $63.5 million in the same period of 2018 primarily due the inclusion of MPR.

On average, in the nine months ended September 30, 2019 overall per unit fiber costs decreased by approximately 10% from the same period of 2018 primarily due to lower per unit fiber costs for our German mills and the positive impact of a stronger dollar on our euro denominated fiber costs. In the nine months ended September 30, 2019, the per unit fiber costs for our German mills declined due to the continued availability of storm and beetle damaged wood. For our Canadian mills, per unit fiber costs remained high due to strong demand for fiber in Celgar’s fiber procurement area.

Transportation costs for our pulp segment increased to $111.4 million in the nine months ended September 30, 2019 from $53.2 million in the same period of 2018 primarily as a result of the inclusion of MPR.

In the nine months ended September 30, 2019, pulp segment operating income decreased by approximately 13% to $157.2 million from $179.8 million in the same period of 2018 primarily due to lower pulp sales realizations partially offset by higher pulp and energy sales volumes, lower maintenance and per unit fiber costs and the positive impact of a stronger dollar.

FORM 10-Q

QUARTERLY REPORT - PAGE 32

Wood Products Segment ‑ Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

Selected Financial Information

	Nine Months Ended September 30,
	2019	2018
	(in thousands)
Lumber revenues	$107,172	$131,429
Energy revenues	$7,075	$8,014
Wood residual revenues	$6,102	$7,214
Depreciation and amortization	$5,937	$5,860
Operating income	$2,075	$5,534

In the nine months ended September 30, 2019, lumber revenues decreased to $107.2 million from $131.4 million, primarily due to lower sales realizations. In the nine months ended September 30, 2019 approximately 29% of sales volumes were in the U.S. market and the majority of remaining sales were to Europe.

Energy and wood residual revenues decreased to $13.2 million in the nine months ended September 30, 2019 from $15.2 million in the same period of 2018 primarily due to lower sales realizations.

Production increased to 308.0 MMfbm of lumber in the nine months ended September 30, 2019 from 294.1 MMfbm in the same period of 2018 primarily due to planned downtime for capital projects in the prior year period.

Average lumber sales realizations decreased by approximately 17% to $348 per Mfbm in the nine months ended September 30, 2019 from approximately $421 per Mfbm in the same period of 2018 primarily due to lower pricing in both the U.S. and Europe. U.S. lumber pricing declined as record pricing in 2018 resulted in increased supply and high producer inventory levels. European lumber pricing also declined due to an increase in the supply of lumber processed from beetle and storm damaged wood which generally obtains lower prices.

Fiber costs were approximately 75% of our lumber cash production costs in the nine months ended September 30, 2019. In the nine months ended September 30, 2019 per unit fiber costs decreased by approximately 26% from the same period of 2018 primarily due to the availability of lower cost storm and beetle damaged wood.

In the nine months ended September 30, 2019, lumber segment depreciation and amortization was flat at $5.9 million compared to the same period of 2018.

Transportation costs increased to $17.7 million in the nine months ended September 30, 2019 from $16.4 million in the same period of 2018 due to a higher proportion of sales to the U.S. market.

In the nine months ended September 30, 2019, our wood products segment operating income decreased to $2.1 million from $5.5 million in the same period of 2018 primarily due to lower sales realizations partially offset by lower per unit fiber costs.

FORM 10-Q

QUARTERLY REPORT - PAGE 33

Liquidity and Capital Resources

Summary of Cash Flows

	Nine Months Ended September 30,
	2019	2018
	(in thousands)
Net cash from operating activities	$187,768	$172,891
Net cash used in investing activities	(82,308)	(71,788)
Net cash used in financing activities	(79,712)	(311,523)	(1)
Effect of exchange rate changes on cash and cash equivalents	(1,340)	(8,133)
Net increase (decrease) in cash and cash equivalents	$24,408	$(218,553)

(1)	Includes cash of $317.4 million used to redeem $300.0 million of 2022 Senior Notes.

We operate in a cyclical industry and our operating cash flows vary accordingly. Our principal operating cash expenditures are for fiber, labor and chemicals. Working capital levels fluctuate throughout the year and are affected by maintenance downtime, changing sales patterns, seasonality and the timing of receivables and sales and the payment of payables and expenses.

Cash Flows from Operating Activities. Cash provided by operating activities increased to $187.8 million in the nine months ended September 30, 2019 from $172.9 million in the comparative period of 2018. A decrease in accounts receivable provided cash of $17.2 million in the nine months ended September 30, 2019 compared to $8.2 million in the same period of 2018. A decrease in inventories provided cash of $22.6 million in the nine months ended September 30, 2019 compared to an increase in inventories using cash of $60.1 million in the same period of 2018. A decrease in accounts payable and accrued expenses, excluding non-cash items, used cash of $12.7 million in the nine months ended September 30, 2019 compared to an increase in accounts payable and accrued expenses providing cash of $44.1 million in the same period of 2018.

Cash Flows from Investing Activities. Investing activities in the nine months ended September 30, 2019 used cash of $82.3 million primarily related to capital expenditures of $81.4 million. In the nine months ended September 30, 2019, capital expenditures included improvements to the bale line and a turpentine extraction project at our Celgar mill, the planer line replacement project at our Friesau sawmill and wastewater improvement projects at our German pulp mills. In the nine months ended September 30, 2018, investing activities used cash of $71.8 million primarily related to capital expenditures of $71.6 million. In the nine months ended September 30, 2018, capital expenditures included spending on large maintenance projects at our pulp mills, improvements to the digester performance at our Celgar mill, wastewater improvement projects at our German pulp mills and upgrades to our planer mill and large saw line and the replacement of mobile equipment at our Friesau sawmill.

Cash Flows from Financing Activities. In the nine months ended September 30, 2019, financing activities used cash of $79.7 million primarily to repay $58.4 million of revolving credit facilities. In the nine months ended September 30, 2019 we received $6.5 million of government grants primarily to finance greenhouse gas reduction capital projects at the Peace River mill. We paid dividends of $17.2 million and used $0.8 million to repurchase common shares. In the nine months ended September 30, 2018, financing activities used cash of $311.5 million primarily in connection with the redemption of $300.0 million of 2022 Senior Notes, which used cash of $317.4 million. In the nine months ended September 30, 2018, advances of $34.3 million on our revolving credit facilities were used primarily to finance capital projects at the Friesau sawmill and wood procurement activities. In the nine months ended September 30, 2018, we paid dividends of $24.4 million and $1.4 million of debt issuance costs related to our 5.5% senior notes due 2026 (“2026 Senior Notes”).

FORM 10-Q

QUARTERLY REPORT - PAGE 34

Balance Sheet Data

The following table is a summary of selected financial information as at the dates indicated:

	September 30,	December 31,
	2019	2018
Financial Position	(in thousands)
Cash and cash equivalents	$264,899	$240,491
Working capital	$578,951	$615,311
Total assets	$1,949,653	$1,975,735
Long-term liabilities	$1,154,209	$1,198,918
Total equity	$591,387	$581,429

Primarily as a result of the strengthening of the dollar versus the euro as at September 30, 2019, we recorded a net non-cash decrease in the carrying value of our net assets, consisting primarily of our fixed assets denominated in euros. This net non-cash decrease of approximately $28.3 million does not affect our net income, Operating EBITDA or cash flows but is reflected in our other comprehensive loss and as a decrease to our total equity.

Sources and Uses of Funds

Our principal sources of funds are cash flows from operations and cash and cash equivalents on hand. Our principal operating uses of funds consist of operating expenses, capital expenditures and semi-annual interest payments on our outstanding senior notes.

The following table sets out our total capital expenditures and interest expense for the periods indicated:

	Nine Months Ended September 30,
	2019	2018
	(in thousands)
Capital expenditures	$81,417	$71,583
Cash paid for interest expense(1)	$55,742	$35,287
Interest expense(2)	$55,103	$35,972

(1)	Amounts differ from interest expense which includes non-cash items. See supplemental disclosure of cash flow information from our Interim Consolidated Statement of Cash Flows included in this report.
(2)

Interest on our 2022 Senior Notes is paid semi-annually in June and December of each year and interest on our senior notes due in 2024 is paid semi-annually in February and August of each year. Interest on our 2025 Senior Notes and 2026 Senior Notes is paid semi-annually in January and July of each year, commencing in July 2019 and July 2018, respectively.

As at September 30, 2019 our cash and cash equivalents increased to $264.9 million from $240.5 million at the end of 2018. As at September 30, 2019, we had approximately $279.1 million available under our revolving credit facilities.

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

In October 2019, we issued $200.0 million aggregate principal amount of additional 2025 Senior Notes at 102.75% of their principal amount for a yield to worst of 6.435%. The net proceeds of the issue were used, in part, to redeem $100.0 million in principal amount of our 2022 Senior Notes and the balance will be used for general corporate purposes.

FORM 10-Q

QUARTERLY REPORT - PAGE 35

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

As at September 30, 2019, we were in full compliance with all of the covenants of our indebtedness.

Off-Balance Sheet Arrangements

At September 30, 2019, we did not have any off-balance sheet arrangements (as defined in Item 303(a)(4)(ii) of Regulation S-K).

Contractual Obligations and Commitments

There were no material changes outside the ordinary course to any of our material contractual obligations during the nine months ended September 30, 2019.

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

As a result of the strengthening of the dollar versus the euro as at September 30, 2019, we recorded a net non-cash decrease of $28.3 million in the carrying value of our net assets, consisting primarily of our fixed assets denominated in euros. As a result, our accumulated other comprehensive loss increased to $156.3 million.

Based upon the exchange rate as at September 30, 2019, the dollar has strengthened by approximately 5% against the euro and weakened by approximately 3% against the Canadian dollar since December 31, 2018. See "Quantitative and Qualitative Disclosures about Market Risk".

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

FORM 10-Q

QUARTERLY REPORT - PAGE 36

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

FORM 10-Q

QUARTERLY REPORT - PAGE 37

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

Given these uncertainties, you should not place undue reliance on our forward-looking statements. The foregoing review of important factors is not exhaustive or necessarily in order of importance and should be read in conjunction with the risks and assumptions including those set forth in reports and other documents we have filed with or furnished to the SEC, including in our annual report on Form 10-K for the fiscal year ended December 31, 2018. We advise you that these cautionary remarks expressly qualify in their entirety all forward-looking statements attributable to us or persons acting on our behalf. Unless required by law, we do not assume any obligation to update forward-looking statements based on unanticipated events or changed expectations. However, you should carefully review the reports and other documents we file from time to time with the SEC.

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

QUARTERLY REPORT - PAGE 39

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

Share repurchase activity during the nine month period ended September 30, 2019 was as follows:

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

101

The following financial information from the Quarterly Report on Form 10-Q for the fiscal period ended September 30, 2019 of Mercer International Inc., formatted in inline Extensible Business Reporting Language (iXBRL): (i) Interim Consolidated Statements of Operations; (ii) Interim Consolidated Statements of Comprehensive Income (Loss); (iii) Interim Consolidated Balance Sheets; (iv) Interim Consolidated Statements of Changes in Shareholders' Equity; (v) Interim Consolidated Statements of Cash Flows; and (vi) Notes to the Interim Consolidated Financial Statements.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, has been formatted in Inline XBRL.

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

Date: October 31, 2019

FORM 10-Q

QUARTERLY REPORT - PAGE 44