Form 10-Q
period 2020-03-31
MERCER INTERNATIONAL INC.
filed 2020-04-30
CIK 1333274

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES ☒      NO ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). YES ☒     NO ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See definitions of "large accelerated filer", "accelerated filer", "non-accelerated filer", "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

The Registrant had 65,799,946 shares of common stock outstanding as at April 29, 2020.

PART I. FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

MERCER INTERNATIONAL INC.

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2020

(Unaudited)

FORM 10-Q

QUARTERLY REPORT - PAGE 2

MERCER INTERNATIONAL INC.

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands of U.S. dollars, except per share data)

	Three Months Ended March 31,
	2020	2019
Revenues	$350,599	$483,950
Costs and expenses
Cost of sales, excluding depreciation and amortization	276,056	343,033
Cost of sales depreciation and amortization	32,911	30,136
Selling, general and administrative expenses	17,570	17,229
Operating income	24,062	93,552
Other income (expenses)
Interest expense	(20,084)	(18,551)
Other income (expenses)	(2,026)	1,039
Total other expenses, net	(22,110)	(17,512)
Income before provision for income taxes	1,952	76,040
Provision for income taxes	(5,344)	(24,424)
Net income (loss)	$(3,392)	$51,616
Net income (loss) per common share
Basic	$(0.05)	$0.79
Diluted	$(0.05)	$0.78
Dividends declared per common share	$0.1375	$0.1250

INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands of U.S. dollars)

	Three Months Ended March 31,
	2020	2019
Net income (loss)	$(3,392)	$51,616
Other comprehensive income (loss), net of taxes
Foreign currency translation adjustment	(74,994)	(3,872)
Change in unrecognized losses and prior service costs related to defined benefit pension plans, net of tax of $nil (2019 - $6)	6	60
Other comprehensive loss, net of taxes	(74,988)	(3,812)
Total comprehensive income (loss)	$(78,380)	$47,804

See accompanying Notes to the Interim Consolidated Financial Statements.

FORM 10-Q

QUARTERLY REPORT - PAGE 3

MERCER INTERNATIONAL INC.

INTERIM CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

	March 31,	December 31,
	2020	2019
ASSETS
Current assets
Cash and cash equivalents	$286,526	$351,085
Accounts receivable, net	221,921	208,740
Inventories	269,812	272,599
Prepaid expenses and other	10,294	12,273
Total current assets	788,553	844,697
Property, plant and equipment, net	1,020,345	1,074,242
Investment in joint ventures	48,188	53,122
Amortizable intangible assets, net	48,957	53,371
Operating lease right-of-use assets	11,866	13,004
Other long-term assets	32,848	26,038
Deferred income tax	1,232	1,246
Total assets	$1,951,989	$2,065,720
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and other	$184,447	$255,544
Pension and other post-retirement benefit obligations	696	768
Total current liabilities	185,143	256,312
Debt	1,136,454	1,087,932
Pension and other post-retirement benefit obligations	23,157	25,489
Finance lease liabilities	37,537	31,103
Operating lease liabilities	9,436	10,520
Other long-term liabilities	13,323	14,114
Deferred income tax	84,171	89,847
Total liabilities	1,489,221	1,515,317
Shareholders’ equity
Common shares $1 par value; 200,000,000 authorized; 65,800,000 issued and outstanding (2019 – 65,629,000)	65,769	65,598
Additional paid-in capital	344,753	344,994
Retained earnings	243,794	256,371
Accumulated other comprehensive loss	(191,548)	(116,560)
Total shareholders’ equity	462,768	550,403
Total liabilities and shareholders’ equity	$1,951,989	$2,065,720

Commitments and contingencies (Note 13)
Subsequent events (Note 7,14)

See accompanying Notes to the Interim Consolidated Financial Statements.

FORM 10-Q

QUARTERLY REPORT - PAGE 4

MERCER INTERNATIONAL INC.

INTERIM CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(Unaudited)

(In thousands of U.S. dollars)

	Common shares
	Number (thousands of shares)	Amount, at Par Value	Additional Paid -in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Three Months Ended March 31:
Balance as of December 31, 2019	65,629	$65,598	$344,994	$256,371	$(116,560)	$550,403
Shares issued on grants of performance share units	195	195	(195)	—	—	—
Stock compensation recovery	—	—	(46)	—	—	(46)
Net loss	—	—	—	(3,392)	—	(3,392)
Dividends declared	—	—	—	(9,047)	—	(9,047)
Repurchase of common shares	(24)	(24)	—	(138)	—	(162)
Other comprehensive loss	—	—	—	—	(74,988)	(74,988)
Balance as of March 31, 2020	65,800	$65,769	$344,753	$243,794	$(191,548)	$462,768

Balance as of December 31, 2018	65,202	$65,171	$342,438	$301,990	$(128,170)	$581,429
Shares issued on grants of performance share units	449	449	(449)	—	—	—
Stock compensation recovery	—	—	(345)	—	—	(345)
Net income	—	—	—	51,616	—	51,616
Dividends declared	—	—	—	(8,206)	—	(8,206)
Other comprehensive loss	—	—	—	—	(3,812)	(3,812)
Balance as of March 31, 2019	65,651	$65,620	$341,644	$345,400	$(131,982)	$620,682

See accompanying Notes to the Interim Consolidated Financial Statements.

FORM 10-Q

QUARTERLY REPORT - PAGE 5

MERCER INTERNATIONAL INC.

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands of U.S. dollars)

	Three Months Ended March 31,
	2020	2019
Cash flows from (used in) operating activities
Net income (loss)	$(3,392)	$51,616
Adjustments to reconcile net income (loss) to cash flows from operating activities
Depreciation and amortization	32,946	30,247
Deferred income tax provision (benefit)	(1,331)	3,639
Inventory impairment	5,734	—
Defined benefit pension plans and other post-retirement benefit plan expense	762	856
Stock compensation recovery	(46)	(345)
Foreign exchange transaction gains	(6,144)	(263)
Other	(497)	704
Defined benefit pension plans and other post-retirement benefit plan contributions	(915)	(1,158)
Changes in working capital
Accounts receivable	(20,926)	(56,353)
Inventories	(18,120)	21,141
Accounts payable and accrued expenses	(57,660)	(173)
Other	(253)	(7,725)
Net cash from (used in) operating activities	(69,842)	42,186
Cash flows from (used in) investing activities
Purchase of property, plant and equipment	(23,018)	(19,389)
Purchase of amortizable intangible assets	(438)	(316)
Other	51	(261)
Net cash from (used in) investing activities	(23,405)	(19,966)
Cash flows from (used in) financing activities
Proceeds from (repayment of) revolving credit facilities, net	51,260	(33,672)
Dividend payments	(9,047)	—
Repurchase of common shares	(162)	—
Payment of debt issuance costs	—	(509)
Proceeds from government grants	—	6,320
Other	(9,801)	(862)
Net cash from (used in) financing activities	32,250	(28,723)
Effect of exchange rate changes on cash and cash equivalents	(3,562)	(754)
Net decrease in cash and cash equivalents	(64,559)	(7,257)
Cash and cash equivalents, beginning of period	351,085	240,491
Cash and cash equivalents, end of period	$286,526	$233,234

Supplemental cash flow disclosure
Cash paid for interest	$37,278	$16,983
Cash paid for income taxes	$12,974	$23,613
Supplemental schedule of non-cash investing and financing activities:
Leased production equipment	$8,994	$—

See accompanying Notes to the Interim Consolidated Financial Statements.

FORM 10-Q

QUARTERLY REPORT - PAGE 6

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Note 1. The Company and Summary of Significant Accounting Policies

Nature of Operations and Basis of Presentation

The Interim Consolidated Financial Statements contained herein include the accounts of Mercer International Inc. ("Mercer Inc.") and all of its subsidiaries (collectively the "Company"). Mercer Inc. owns 100% of the economic interest in its subsidiaries with the exception of the 50% joint venture interest in the Cariboo mill with West Fraser Mills Ltd., which is accounted for using the equity method. The Company's shares of common stock are quoted and listed for trading on the NASDAQ Global Market.

The Interim Consolidated Financial Statements have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission (the "SEC"). The year-end Consolidated Balance Sheet data was derived from audited financial statements. The footnote disclosure included herein has been prepared in accordance with accounting principles generally accepted for interim financial statements in the United States ("GAAP"). The unaudited Interim Consolidated Financial Statements should be read together with the audited Consolidated Financial Statements and accompanying notes included in the Company's latest Annual Report on Form 10‑K for the fiscal year ended December 31, 2019. In the opinion of the Company, the unaudited Interim Consolidated Financial Statements contained herein have been prepared on a consistent basis (except for the change in policy referred to below) with the audited Consolidated Financial Statements and accompanying notes included in the Company's latest Annual Report on Form 10‑K for the fiscal year ended December 31, 2019 and contain all adjustments necessary for a fair statement of the results of the interim periods included. The results for the periods included herein may not be indicative of the results for the entire year.

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

Impact of COVID-19 Pandemic

The Company is subject to risks and uncertainties as a result of the COVID-19 pandemic. The extent of the impact of the COVID-19 pandemic on the Company's business is highly uncertain and difficult to predict, as the response to the pandemic is in its early stages and information is rapidly evolving. Furthermore, capital markets and economies worldwide have also been negatively impacted by the COVID-19 pandemic, and it is possible that it could cause a local and/or global economic recession. Such economic disruption could have a material adverse effect on our business.

The severity of the impact of the COVID-19 pandemic on the Company's business will depend on a number of factors, including, but not limited to, the duration and severity of the pandemic and the extent and severity of the impact on the Company's customers, all of which are uncertain and cannot be predicted. The Company's future results of operations and liquidity could be adversely impacted by delays in payments of outstanding receivable amounts beyond normal payment terms, supply chain disruptions and uncertain demand, and the impact of any initiatives or programs that the Company may undertake to address financial and operational challenges faced by its customers. As of the date of issuance of these Interim Consolidated Financial Statements, the extent to which the COVID-19 pandemic may materially impact the Company's financial condition, liquidity, or results of operations is uncertain.

FORM 10-Q

QUARTERLY REPORT - PAGE 7

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Note 1. The Company and Summary of Significant Accounting Policies (continued)

New Accounting Pronouncements

Accounting Pronouncements Adopted

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which replaces the current incurred loss impairment method with a method that reflects expected credit losses. In May 2019, the FASB issued ASU 2019-05, Financial Instruments – Credit Losses (Topic 326): Targeted Transition Relief, which provides entities with targeted transition relief that is intended to increase comparability of financial statement information for some entities that otherwise would have measured similar financial instruments using different measurement methodologies. These updates were effective for financial statements issued after December 15, 2019. The Company adopted these updates on January 1, 2020 using the modified-retrospective approach. The adoption of these updates did not have an impact on the Interim Consolidated Financial Statements as the Company’s credit risk associated with its sales is currently managed through the purchase of credit insurance, letters of credit and setting credit limits prior to the sale. The Company reviews new customers’ credit history before granting credit and conducts regular reviews of existing customers’ credit performance. The Company is exposed to credit risk in the event of non-performance by counterparties to its financial instruments. The Company attempts to minimize this exposure by entering into contracts with counterparties that are believed to be of high credit quality.

The Company’s exposure to credit losses may increase if its customers are adversely affected by the COVID-19 pandemic. Although the Company has historically not experienced significant credit losses, it is possible that there could be a material adverse impact from potential adjustments of the carrying amount of trade receivables if the cash flows of the Company’s customers are adversely impacted by the COVID-19 pandemic.

Accounting Pronouncements Not Yet Adopted

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

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) - Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The amendments provide optional guidance for a limited time to ease the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts and hedging relationships that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform. These amendments are effective immediately and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. The Company is currently evaluating its contracts and the optional expedients provided by the new standard.

FORM 10-Q

QUARTERLY REPORT - PAGE 8

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Note 2. Inventories

Inventories as of March 31, 2020 and December 31, 2019, were comprised of the following:

	March 31,	December 31,
	2020	2019
Raw materials	$86,198	$99,754
Finished goods	88,915	77,815
Spare parts and other	94,699	95,030
	$269,812	$272,599

For the three months ended March 31, 2020, as a result of low pulp prices and high fiber costs for the Canadian mills, the Company recorded inventory impairment charges of $5,734 at certain Canadian mills (2019 – $nil). These charges were recorded in “Cost of sales, excluding depreciation and amortization” in the Interim Consolidated Statements of Operations. As of March 31, 2020, $3,681 of the write-down was recorded in raw materials inventory and $2,053 of the write-down was recorded in finished goods inventory. As of December 31, 2019, the Company recorded a $3,500 write-down in raw materials inventory and a $5,700 write-down in finished goods inventory.

Note 3. Accounts Payable and Other

Accounts payable and other as of March 31, 2020 and December 31, 2019, was comprised of the following:

	March 31,	December 31,
	2020	2019
Trade payables	$62,652	$73,721
Accrued expenses	87,091	111,696
Interest payable	14,902	33,198
Income tax payable	10,337	28,080
Other	9,465	8,849
	$184,447	$255,544

Note 4. Debt

Debt as of March 31, 2020 and December 31, 2019, was comprised of the following:

	March 31,	December 31,
	2020	2019
2024 Senior Notes, principal amount $250,000 (a)	$247,100	$246,911
2025 Senior Notes, principal amount $550,000 (a)	545,875	545,665
2026 Senior Notes, principal amount $300,000 (a)	295,548	295,356
Credit arrangements
€200 million joint revolving credit facility (b)	—	—
C$60 million revolving credit facility (c)	23,261	—
C$40 million revolving credit facility (d)	24,670	—
€2.6 million demand loan (e)	—	—
	$1,136,454	$1,087,932

FORM 10-Q

QUARTERLY REPORT - PAGE 9

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Note 4. Debt (continued)

The maturities of the principal portion of debt as of March 31, 2020 were as follows:

2020	$—
2021	—
2022	—
2023	24,670
2024	273,261
Thereafter	850,000
$1,147,931

Certain of the Company’s debt instruments were issued under agreements which, among other things, may limit its ability and the ability of its subsidiaries to make certain payments, including dividends. These limitations are subject to specific exceptions. As of March 31, 2020, the Company was in compliance with the terms of its debt agreements.

(a)

In 2018, the Company issued $350,000 in aggregate principal amount of 7.375% senior notes which mature on January 15, 2025 (the “2025 Senior Notes”). The 2025 Senior Notes were issued at a price of 100% of their principal amount. The net proceeds of the offering were $342,682 after deducting the underwriter’s discount and offering expenses. The net proceeds together with cash on hand were used to finance the acquisition of Mercer Peace River Pulp Ltd. (“MPR”).

In October 2019, the Company issued an additional $200,000 in aggregate principal amount of 2025 Senior Notes at a price of 102.75% of their principal amount for a yield to worst of 6.435%. The net proceeds of the offering were $202,063 after deducting the underwriter’s discount and offering expenses. The net proceeds were used to redeem $100,000 of remaining aggregate principal amount of outstanding senior notes due 2022 (the "2022 Notes") and for general corporate purposes.

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

(b)

A €200.0 million joint revolving credit facility with all of the Company's German mills that matures in December 2023. Borrowings under the facility are unsecured and bear interest at Euribor plus a variable margin ranging from 1.05% to 2.00% dependent on conditions including but not limited to a prescribed leverage ratio. As of March 31, 2020, approximately €9.0 million ($9,846) of this facility was supporting bank guarantees leaving approximately €191.0 million ($209,274) available.

(c)

A C$60.0 million revolving credit facility for MPR that matures in February 2024. The facility is available by way of: (i) Canadian denominated advances, which bear interest at a designated prime rate per annum; (ii) banker’s acceptance equivalent loans, which bear interest at the applicable Canadian dollar banker’s acceptance plus 1.25% to 1.50% per annum; (iii) dollar denominated base rate advances at the greater of the federal funds rate plus 0.50%, a designated LIBOR rate plus 1.00% and the bank’s applicable reference rate for U.S. dollar loans; and (iv) dollar LIBOR advances, which bear interest at LIBOR plus 1.25% to 1.50% per annum. Borrowings under the facility are collateralized by, among other things, the mill’s inventories and accounts receivable. As of March 31, 2020, approximately C$33.0 million ($23,261) of this facility was drawn and accruing interest at a rate of 2.80% and approximately C$1.0 million ($690) was supporting letters of credit leaving approximately C$26.0 million ($18,341) available.

(d)

A C$40.0 million revolving credit facility for the Celgar mill that matures in July 2023. Borrowings under the facility are collateralized by the mill's inventories, accounts receivable, general intangibles and capital assets and are restricted by a borrowing base calculated on the mill's inventories and accounts receivable. When the borrowing capacity is less than 25% of the total facility the Canadian dollar denominated amounts bear interest at bankers acceptance plus 1.50% or Canadian prime and the U.S. dollar denominated amounts bear interest at LIBOR plus 1.50% or U.S. base. When the borrowing capacity is greater than or equal to 25% of the total facility, the respective bankers acceptance or LIBOR margins are reduced by 0.25% and the Canadian prime or U.S. base margins are reduced by 0.125%. As of March 31, 2020, approximately C$35.0 million ($24,670) of this facility was drawn and accruing interest at a rate of 2.68% and approximately C$1.7 million ($1,197) was supporting letters of credit leaving approximately C$3.3 million ($2,327) available.

(e)

A €2.6 million demand loan at the Rosenthal mill that does not have a maturity date. Borrowings under this facility are unsecured and bear interest at the rate of the three-month Euribor plus 2.50%. As of March 31, 2020, approximately €2.6 million ($2,796) of this facility was supporting bank guarantees leaving approximately $nil available.

FORM 10-Q

QUARTERLY REPORT - PAGE 11

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Note 5. Pension and Other Post-Retirement Benefit Obligations

Defined Benefit Plans

Pension benefits are based on employees' earnings and years of service. The defined benefit plans are funded by contributions from the Company based on actuarial estimates and statutory requirements. The components of the net benefit costs for the Celgar and MPR defined benefit plans, in aggregate for the three month periods ended March 31, 2020 and 2019 were as follows:

	Three Months Ended March 31,
	2020		2019
	Pension	Other Post- Retirement Benefits	Pension	Other Post- Retirement Benefits
Service cost	$849	$64	$716	$68
Interest cost	840	96	877	137
Expected return on plan assets	(1,093)	—	(1,002)	—
Amortization of unrecognized items	228	(222)	215	(155)
Net benefit costs	$824	$(62)	$806	$50

The components of the net benefit costs other than service cost are recorded in “Other income (expenses)” in the Interim Consolidated Statements of Operations. The amortization of unrecognized items relates to net actuarial losses and prior service costs.

Defined Contribution Plan

Effective December 31, 2008, the defined benefit plans at the Celgar mill were closed to new members. In addition, the related defined benefit service accrual ceased on December 31, 2008, and members began to receive pension benefits, at a fixed contractual rate, under a new defined contribution plan effective January 1, 2009. During the three month period ended March 31, 2020, the Company made contributions of $413 (2019 – $448), to this plan.

Multiemployer Plan

The Company participates in a multiemployer plan for the hourly-paid employees at the Celgar mill. The contributions to the plan are determined based on a percentage of pensionable earnings pursuant to a collective bargaining agreement. The Company has no current or future contribution obligations in excess of the contractual contributions. During the three month period ended March 31, 2020, the Company made contributions of $451 (2019 – $323), to this plan.

FORM 10-Q

QUARTERLY REPORT - PAGE 12

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Note 6. Income Taxes

Differences between the U.S. Federal statutory and the Company's effective rates for the three month periods ended March 31, 2020 and 2019, were as follows:

	Three Months Ended March 31,
	2020	2019
U.S. Federal statutory rate	21%	21%
U.S. Federal statutory rate on income before provision for income taxes	$(410)	$(15,968)
Tax differential on foreign income	(1,219)	(5,916)
Effect of foreign earnings (a)	(1,575)	(11,887)
Valuation allowance	4	8,341
Tax benefit of partnership structure	935	958
Non-taxable foreign subsidies	686	368
True-up of prior year taxes	(1,222)	1,275
Other	(2,543)	(1,595)
	$(5,344)	$(24,424)
Comprised of:
Current income tax provision	$(6,675)	$(20,785)
Deferred income tax benefit (provision)	1,331	(3,639)
	$(5,344)	$(24,424)

(a)	Primarily due to the impact of the global intangible low-taxed income provision in the Tax Cuts and Jobs Act of 2017.

Note 7. Shareholders' Equity

Dividends

In February 2020, the Company's board of directors declared a quarterly dividend of $0.1375 per common share. Payment of the dividend was made on April 1, 2020 to all shareholders of record on March 25, 2020.

In April 2020, the Company's board of directors declared a quarterly dividend of $0.065 per common share. Payment of the dividend will be made on July 7, 2020 to all shareholders of record on June 25, 2020. Future dividends are subject to approval by the board of directors and may be adjusted as business and industry conditions warrant.

Share Repurchase Program

In May 2019, the Company’s board of directors authorized a common stock repurchase program under which the Company may repurchase up to $50,000 of its shares until May 2020. During the three month period ended March 31, 2020, the Company paid $162 to acquire 23,584 common shares at an average repurchase price of $6.84. The shares were retired upon repurchase.

FORM 10-Q

QUARTERLY REPORT - PAGE 13

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Note 7. Shareholders' Equity (continued)

Stock Based Compensation

In June 2010, the Company adopted a stock incentive plan which provides for options, restricted stock rights, restricted shares, performance shares, performance share units ("PSUs") and stock appreciation rights to be awarded to employees, consultants and non-employee directors. During the three month period ended March 31, 2020, there were no issued and outstanding options, restricted stock rights, performance shares or stock appreciation rights. As of March 31, 2020, after factoring in all allocated shares, there remain approximately 1.8 million common shares available for grant.

PSUs

PSUs comprise rights to receive common shares at a future date that are contingent on the Company and the grantee achieving certain performance objectives. The performance objective period is generally three years. For the three month period ended March 31, 2020, the Company recognized a recovery of $159 related to PSUs (2019 – a recovery of $475).

The following table summarizes PSU activity during the period:

Number of PSUs
Outstanding as of January 1, 2020	1,764,976
Granted	1,140,834
Vested and issued	(194,948)
Forfeited	(301,686)
Outstanding as of March 31, 2020	2,409,176

Restricted Shares

Restricted shares generally vest at the end of one year. For the three month period ended March 31, 2020, the Company recognized an expense of $113 related to restricted shares (2019 - $130). As of March 31, 2020, the total remaining unrecognized compensation cost related to restricted shares amounted to approximately $75 which will be amortized over the remaining vesting periods.

FORM 10-Q

QUARTERLY REPORT - PAGE 14

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Note 8. Net Income (Loss) Per Common Share

The reconciliation of basic and diluted net income (loss) per common share for the three month periods ended March 31, 2020 and 2019 was as follows:

	Three Months Ended March 31,
	2020	2019
Net income (loss)
Basic and diluted	$(3,392)	$51,616

Net income (loss) per common share
Basic	$(0.05)	$0.79
Diluted	$(0.05)	$0.78

Weighted average number of common shares outstanding:
Basic (a)	65,694,460	65,400,222
Effect of dilutive instruments:
PSUs	—	490,814
Restricted shares	—	20,102
Diluted	65,694,460	65,911,138

(a)

For the three month period ended March 31, 2020, the basic weighted average number of common shares outstanding excludes 31,405 restricted shares which have been issued, but have not vested as of March 31, 2020 (2019 – 31,130 restricted shares).

The calculation of diluted net income (loss) per common share does not assume the exercise of any instruments that would have an anti-dilutive effect on net income (loss) per common share. Instruments excluded from the calculation of net income (loss) per common share because they were anti-dilutive for the three month periods ended March 31, 2020 and 2019 were as follows:

	Three Months Ended March 31,
	2020	2019
PSUs	2,409,176	—
Restricted shares	31,405	—

Note 9. Accumulated Other Comprehensive Loss

The change in the accumulated other comprehensive loss by component (net of tax) for the three month period ended March 31, 2020 was as follows:

	Foreign Currency Translation Adjustment	Defined Benefit Pension and Other Post- Retirement Benefit Items	Total
Balance as of January 1, 2020	$(114,709)	$(1,851)	$(116,560)
Other comprehensive loss before reclassifications	(74,994)	—	(74,994)
Amounts reclassified from accumulated other comprehensive loss	—	6	6
Other comprehensive income (loss), net of taxes	(74,994)	6	(74,988)
Balance as of March 31, 2020	$(189,703)	$(1,845)	$(191,548)

FORM 10-Q

QUARTERLY REPORT - PAGE 15

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Note 10. Related Party Transactions

The Company enters into related party transactions with its joint ventures. For the three month period ended March 31, 2020, pulp purchases from the Company’s 50% owned Cariboo mill, which are transacted at the Cariboo mill’s cost, were $19,594 (2019 – $24,633) and as of March 31, 2020 the Company had a payable balance to the Cariboo mill of $1,725 (December 31, 2019 – a receivable balance of $3,462). For the three month period ended March 31, 2020, services from the Company’s 50% owned logging and chipping operation, which are transacted at arm’s length negotiated prices, were $6,543 (2019 – $5,794) and as of March 31, 2020 the Company had a payable balance to the operation of $3,383 (December 31, 2019 – $1,151).

Note 11. Business Segment Information

The Company is managed based on the primary products it manufactures: pulp and wood products. Accordingly, the Company's four pulp mills and its 50% interest in the Cariboo mill are aggregated into the pulp business segment, and the Friesau sawmill is a separate reportable business segment, wood products. The Company's sandalwood business is included in Corporate and Other as it does not meet the criteria to be reported as a separate segment.

None of the income or loss items following operating income in the Company's Interim Consolidated Statements of Operations are allocated to the segments, as those items are reviewed separately by management.

Information about certain segment data for the three month periods ended March 31, 2020 and 2019, was as follows:

Three Months Ended March 31, 2020	Pulp	Wood Products	Corporate and Other	Consolidated
Revenues from external customers	$303,605	$45,778	$1,216	$350,599
Operating income (loss)	$21,439	$5,555	$(2,932)	$24,062
Depreciation and amortization	$30,371	$2,377	$198	$32,946
Total assets (a)	$1,716,808	$93,288	$141,893	$1,951,989
Revenues by major products
Pulp	$278,948	$—	$—	$278,948
Lumber	—	40,986	—	40,986
Energy and chemicals	24,657	2,631	1,216	28,504
Wood residuals	—	2,161	—	2,161
Total revenues	$303,605	$45,778	$1,216	$350,599
Revenues by geographical markets (b)
U.S.	$33,867	$17,622	$—	$51,489
Germany	89,672	14,903	—	104,575
China	85,548	—	—	85,548
Other countries	94,518	13,253	1,216	108,987
Total revenues	$303,605	$45,778	$1,216	$350,599

(a)	Total assets for the pulp segment includes the Company's $48,188 investment in joint ventures, primarily for the Cariboo mill.
(b)	Sales are attributed to countries based on the ship-to location provided by the customer.

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
Revenues by geographical markets (a)
U.S.	$54,568	$13,292	$—	$67,860
Germany	132,189	14,916	—	147,105
China	115,319	—	—	115,319
Other countries	134,398	16,231	3,037	153,666
Total revenues	$436,474	$44,439	$3,037	$483,950

(a)	Sales are attributed to countries based on the ship-to location provided by the customer.

As of December 31, 2019, the Company had total assets of $1,782,105 in the pulp segment, $83,102 in the wood products segment and $200,513 in corporate and other. Total assets for the pulp segment includes the Company's $53,122 investment in joint ventures, primarily for the Cariboo mill.

Revenues between segments are accounted for at prices that approximate fair value. These include revenues from the sale of residual fiber from the wood products segment to the pulp segment for use in the pulp production process and from the sale of residual fuel from the pulp segment to the wood products segment for use in energy production. For the three month period ended March 31, 2020, the pulp segment sold $182 of residual fuel to the wood products segment (2019 – $256) and the wood products segment sold $3,836 of residual fiber to the pulp segment (2019 – $5,407).

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

The estimated fair values of the Company’s outstanding debt under the fair value hierarchy as of March 31, 2020 and December 31, 2019 were as follows:

	Fair value measurements as of March 31, 2020 using:
Description	Level 1	Level 2	Level 3	Total
Revolving credit facilities	$—	$47,931	$—	$47,931
Senior Notes	—	898,336	—	898,336
	$—	$946,267	$—	$946,267

	Fair value measurements as of December 31, 2019 using:
Description	Level 1	Level 2	Level 3	Total
Senior Notes	$—	$1,156,673	$—	$1,156,673

The carrying value of the revolving credit facilities classified as Level 2 approximates the fair value as the variable interest rates reflect current interest rates for financial instruments with similar characteristics and maturities.

The fair value of the Senior Notes classified as Level 2 was determined using quoted prices in a dealer market, or using recent market transactions. The Company’s Senior Notes are not carried at fair value on the Interim Consolidated Balance Sheets as of March 31, 2020 and December 31, 2019. However, fair value disclosure is required. The carrying value of the Company’s Senior Notes, net of note issuance costs and premium is $1,088,523 as of March 31, 2020 (December 31, 2019 – $1,087,932).

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

The Company’s exposure to credit losses may increase if its customers are adversely affected by the COVID-19 pandemic. Although the Company has historically not experienced significant credit losses, it is possible that there could be a material adverse impact from potential adjustments of the carrying amount of trade receivables if the cash flows of the Company’s customers are adversely impacted by the COVID-19 pandemic.

The carrying amount of cash and cash equivalents of $286,526 and accounts receivable of $221,921 recorded in the Interim Consolidated Balance Sheet, net of any allowances for losses, represents the Company's maximum exposure to credit risk.

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

Note 14. Subsequent Event

On April 20, 2020, the Company’s 50% owned joint venture Cariboo pulp mill announced approximately four weeks of downtime which will result in a reduction of NBSK production of approximately 30,000 tonnes of which Mercer’s share is 15,000 tonnes. The downtime is in connection with reduced fiber availability resulting from regional sawmill downtime. The cogeneration facility at the Cariboo mill is continuing to operate during such downtime.

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

In this document: (i) unless the context otherwise requires, references to "we", "our", "us", the "Company" or "Mercer" mean Mercer International Inc. and its subsidiaries; (ii) references to "Mercer Inc." mean the Company excluding its subsidiaries; (iii) information is provided as of March 31, 2020, unless otherwise stated; (iv) our reporting currency is dollars and references to "€" mean euros and "C$" mean Canadian dollars; (v) "ADMTs" refers to air-dried metric tonnes; (vi) "NBSK" refers to northern bleached softwood kraft; (vii) "NBHK" refers to northern bleached hardwood kraft; (viii) "MW" refers to megawatts and "MWh" refers to megawatt hours; (ix) "Mfbm" refers to thousand board feet of lumber and "MMfbm" mean million board feet of lumber; and (x) our lumber metrics are converted from cubic meters to Mfbm using a conversion ratio of 1.6 cubic meters to one Mfbm, which is the ratio commonly used in the industry.

Due to rounding, numbers presented throughout this report may not add up precisely to totals we provide and percentages may not precisely reflect the absolute figure.

The following discussion and analysis of our results of operations and financial condition for the three months ended March 31, 2020 should be read in conjunction with our Interim Consolidated Financial Statements and related notes included in this quarterly report, as well as our most recent annual report on Form 10-K for the fiscal year ended December 31, 2019 filed with the Securities and Exchange Commission, referred to as the "SEC".

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

Current Market Environment

The current COVID-19 pandemic has resulted in significant widespread global infections and fatalities. It has also materially adversely affected global economic activity, caused significant market volatility and resulted in numerous governments declaring emergencies and implementing measures, such as travel bans, quarantines, business closures, shelter-in-place and other restrictions. See "Part II. Other Information - Item 1A. Risk Factors - The COVID-19 pandemic could materially adversely affect our business, financial position and results of operations".

Our products are an important constituent of many pandemic related high demand goods such as tissue and cleaning products and certain personal protective equipment. Accordingly, we have implemented a number of new and important health and safety measures at our operations both to protect our employees and to allow our mills to operate responsibly and efficiently. We are constantly monitoring our operations and guidance from governmental and health organizations to ensure we take appropriate and necessary actions to protect our people.

During the first quarter of 2020, pulp prices modestly increased from the fourth quarter of 2019 as a result of steady demand. Overall in the current quarter, our average NBSK pulp sales realizations declined by about 3% from the fourth quarter of 2019, as the modest price improvements were staggered and will not be fully implemented until the second quarter of 2020.

FORM 10-Q

QUARTERLY REPORT - PAGE 21

At the end of the current quarter, NBSK list prices in Europe and North America were approximately $840 per ADMT and $1,135 per ADMT, respectively. Commencing in 2020 only net prices (which are net of discounts, allowances and rebates) are published for China. At the end of the current quarter, NBSK net prices in China were approximately $580 per ADMT. NBHK list prices in North America were approximately $890 per ADMT and NBHK net prices in China were approximately $455 per ADMT.

Although there is a great deal of global business uncertainty resulting from the COVID-19 pandemic and its effect and societal responses are evolving and can change quickly, in the second quarter we are currently expecting to see steady pulp demand from tissue and hygiene producers but a weakening in demand from our printing and writing paper producers.

On the pulp supply side, in the upcoming quarter, we are currently expecting certain mills to curtail production as a result of fiber shortages resulting from sawmill downtime. Further, some pulp mills have announced some sporadic production curtailments resulting from COVID-19. Additionally, various pulp mills globally have delayed their annual maintenance schedules as a result of the current pandemic. This is expected to curtail production in the later part of the year or early part of next year.

In the second quarter of 2020, our pulp mills have six days of scheduled maintenance downtime, or approximately 9,700 ADMTs. However, these shuts may be deferred if there is a lack of contractor availability as a result of the current pandemic. Our Peace River mill is also currently scheduled to have five days of annual maintenance downtime in the fourth quarter of 2020.

In the first quarter of 2020, lumber markets overall were stable and lumber sales realizations were flat from the fourth quarter of 2019 as strong demand and higher pricing in the U.S. market offset lower lumber sales realizations in the European market resulting from the supply of lumber processed from beetle damaged wood. We currently expect weakening lumber markets and lower sales price realizations in the second quarter of 2020 due to a drop in housing starts and business slowdowns and disruptions resulting from the COVID-19 pandemic in our major markets.

FORM 10-Q

QUARTERLY REPORT - PAGE 22

Summary Financial Highlights

	Three Months Ended March 31,
	2020	2019
	(in thousands, other than per share amounts)
Statement of Operations Data
Pulp segment revenues	$303,605	$436,474
Wood products segment revenues	45,778	44,439
Corporate and other revenues	1,216	3,037
Total revenues	$350,599	$483,950

Pulp segment operating income	$21,439	$93,520
Wood products segment operating income	5,555	1,620
Corporate and other operating loss	(2,932)	(1,588)
Total operating income	$24,062	$93,552

Pulp segment depreciation and amortization	$30,371	$28,023
Wood products segment depreciation and amortization	2,377	1,911
Corporate and other depreciation and amortization	198	313
Total depreciation and amortization	$32,946	$30,247

Operating EBITDA(1)	$57,008	$123,799
Provision for income taxes	$(5,344)	$(24,424)
Net income (loss)	$(3,392)	$51,616
Net income (loss) per common share
Basic	$(0.05)	$0.79
Diluted	$(0.05)	$0.78
Common shares outstanding at period end	65,800	65,651

(1)	The following table provides a reconciliation of net income (loss) to operating income and Operating EBITDA for the periods indicated:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Net income (loss)	$(3,392)	$51,616
Provision for income taxes	5,344	24,424
Interest expense	20,084	18,551
Other (income) expenses	2,026	(1,039)
Operating income	24,062	93,552
Add: Depreciation and amortization	32,946	30,247
Operating EBITDA	$57,008	$123,799

FORM 10-Q

QUARTERLY REPORT - PAGE 23

Selected Production, Sales and Other Data

	Three Months Ended March 31,
	2020	2019
Pulp Segment
Pulp production ('000 ADMTs)
NBSK	455.2	460.6
NBHK	78.9	78.6
Annual maintenance downtime ('000 ADMTs)	2.3	—
Annual maintenance downtime (days)	2	—
Pulp sales ('000 ADMTs)
NBSK	438.3	466.9
NBHK	66.0	87.8
Average NBSK pulp prices ($/ADMT)(1)
Europe	833	1,105
China	573	700
North America	1,127	1,380
Average NBHK pulp prices ($/ADMT)(1)
China	460	695
North America	890	1,180
Average pulp sales realizations ($/ADMT)(2)
NBSK	561	757
NBHK	468	656
Energy production ('000 MWh)(3)	578.4	560.5
Energy sales ('000 MWh)(3)	231.7	211.8
Average energy sales realizations ($/MWh)(3)	95	94

Wood Products Segment
Lumber production (MMfbm)	116.4	110.7
Lumber sales (MMfbm)	117.7	109.2
Average lumber sales realizations ($/Mfbm)	348	359
Energy production and sales ('000 MWh)	22.8	22.4
Average energy sales realizations ($/MWh)	116	119

Average Spot Currency Exchange Rates
$ / €(4)	1.1022	1.1354
$ / C$(4)	0.7438	0.7521

(1)

Source: RISI pricing report. Europe and North America are list prices. China are net prices which include discounts, allowances and rebates. Effective January 2020, the RISI pricing report does not provide list prices for China.

(2)	Sales realizations after customer discounts, rebates and other selling concessions. Incorporates the effect of pulp price variations occurring between the order and shipment dates.
(3)	Does not include our 50% joint venture interest in the Cariboo mill, which is accounted for using the equity method.
(4)	Average Federal Reserve Bank of New York Noon Buying Rates over the reporting period.

Consolidated ‑ Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

Total revenues for the three months ended March 31, 2020 decreased by approximately 28% to $350.6 million from $484.0 million in the same quarter of 2019 primarily due to lower sales realizations and lower pulp sales volumes.

Costs and expenses in the current quarter decreased by approximately 16% to $326.5 million from $390.4 million in the first quarter of 2019 primarily due to lower pulp sales volume, lower per unit fiber costs and the positive impact of a stronger dollar against the Canadian dollar and euro primarily on the dollar denominated cash and receivables held at our operations.

In the first quarter of 2020, cost of sales depreciation and amortization increased to $32.9 million from $30.1 million in the same quarter of 2019.

FORM 10-Q

QUARTERLY REPORT - PAGE 24

Selling, general and administrative expenses increased to $17.6 million in the first quarter of 2020 from $17.2 million in the same quarter of 2019.

In the first quarter of 2020, our operating income decreased by approximately 74% to $24.1 million from $93.6 million in the same quarter of 2019 primarily due to lower pulp sales realizations partially offset by lower per unit fiber costs.

Interest expense in the current quarter increased to $20.1 million from $18.6 million in the same quarter of 2019 primarily as a result of the net issuance in October 2019 of an additional $100.0 million of our senior notes.

During the first quarter of 2020, the provision for income taxes was $5.3 million primarily due to income before tax for our German entities only partially offset by tax recoveries for our Canadian entities. In the comparative quarter of 2019, the provision for income taxes was $24.4 million due to higher income.

For the first quarter of 2020, our net loss was $3.4 million, or $0.05 per share compared to net income of $51.6 million, or $0.79 per basic share and $0.78 per diluted share, in the same quarter of 2019.

In the first quarter of 2020, Operating EBITDA decreased by approximately 54% to $57.0 million from $123.8 million in the same quarter of 2019 primarily due to lower pulp sales realizations partially offset by lower per unit fiber costs and the positive impact of a stronger dollar versus the euro and Canadian dollar.

Operating Results by Business Segment

None of the income or loss items following operating income in our Interim Consolidated Statements of Operations are allocated to our segments, since those items are reviewed separately by management.

Pulp Segment ‑ Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

Selected Financial Information

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Pulp revenues	$278,948	$413,313
Energy and chemical revenues	$24,657	$23,161
Depreciation and amortization	$30,371	$28,023
Operating income	$21,439	$93,520

Pulp revenues in the first quarter of 2020 decreased by approximately 33% to $278.9 million from $413.3 million in the same quarter of 2019 due to lower sales realizations and sales volumes.

Energy and chemical revenues increased by approximately 6% to $24.7 million in the first quarter of 2020 from $23.2 million in the same quarter of 2019 due to higher production at our Celgar mill.

NBSK pulp production modestly declined to 455,192 ADMTs in the current quarter from 460,613 ADMTs in the same quarter of 2019 primarily due to two days of annual maintenance downtime (approximately 2,300 ADMTs) in the current quarter and no downtime in the same quarter of 2019.

We estimate that annual maintenance downtime in the current quarter adversely impacted our operating income by approximately $1.0 million.

In the second quarter of 2020, our pulp mills have six days of annual maintenance downtime or approximately 9,700 ADMTs.

FORM 10-Q

QUARTERLY REPORT - PAGE 25

NBSK pulp sales volumes decreased by approximately 6% to 438,326 ADMTs in the current quarter from 466,893 ADMTs in the same quarter of 2019 primarily due to logistics issues early in the current quarter related to closures, restrictions and other effects related to the COVID-19 pandemic.

In the current quarter of 2020, prices for NBSK pulp decreased from the same quarter of 2019, largely as a result of high producer inventory levels and market uncertainty as COVID-19 spread through China. Average list prices for NBSK pulp in Europe and North America were approximately $833 per ADMT and $1,127 per ADMT, respectively in the first quarter of 2020 compared to approximately $1,105 per ADMT and $1,380 per ADMT, respectively, in the same quarter of 2019. NBSK net prices in China were approximately $573 per ADMT in the current quarter compared to approximately $700 per ADMT in the same quarter of 2019.

Average NBSK pulp sales realizations decreased by approximately 26% to $561 per ADMT in the first quarter of 2020 from approximately $757 per ADMT in the same quarter of 2019.

Certain of our Canadian mills recorded a non-cash write down of our inventory carrying values of $5.7 million as a result of lower pulp sales realizations and high fiber costs.

In the current quarter of 2020 as a result of the effect of the strengthening dollar against the Canadian dollar and euro primarily on the dollar denominated cash and receivables held at our mills, we recorded a positive impact of approximately $17.1 million in operating income due to foreign exchange compared to the same quarter of 2019.

Costs and expenses in the current quarter decreased by approximately 18% to $282.3 million from $343.2 million in the first quarter of 2019 primarily due to lower pulp sales volumes, the positive impact of a stronger dollar and lower per unit fiber costs.

In the first quarter of 2020, depreciation and amortization increased to $30.4 million from $28.0 million in the same quarter of 2019.

On average, in the current quarter overall per unit fiber costs decreased by approximately 12% from the same quarter of 2019 primarily due to lower per unit fiber costs for our German mills. In the current quarter, per unit fiber costs for our German mills declined due to the continued availability of beetle damaged wood. For our Canadian mills, per unit fiber costs were flat but at historically high levels due to strong demand for fiber in the mills’ fiber procurement areas. We currently expect stable per unit fiber costs in the second quarter of 2020.

Transportation costs for our pulp segment decreased to $35.6 million in the current quarter from $37.9 million in the same quarter of 2019 primarily as a result of lower sales volumes.

In the first quarter of 2020, pulp segment operating income decreased to $21.4 million from $93.5 million in the same quarter of 2019 as lower pulp sales realizations were only partially offset by the positive impact of a stronger dollar and lower per unit fiber costs.

Wood Products Segment ‑ Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

Selected Financial Information

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Lumber revenues	$40,986	$39,163
Energy revenues	$2,631	$2,666
Wood residual revenues	$2,161	$2,610
Depreciation and amortization	$2,377	$1,911
Operating income	$5,555	$1,620

FORM 10-Q

QUARTERLY REPORT - PAGE 26

In the first quarter of 2020, lumber revenues increased 5% to $41.0 million from $39.2 million in the same quarter of 2019 due to higher sales volumes partially offset by lower sales realizations. In the current quarter approximately 31% of sales volumes were in the U.S. market and the majority of remaining sales were to Europe.

Energy and wood residual revenues decreased 9% to $4.8 million in the first quarter of 2020 from $5.3 million in the same quarter of 2019 primarily due to lower sales realizations for wood residuals.

Lumber production increased by approximately 5% to a record 116.4 MMfbm in the current quarter of 2020 from 110.7 MMfbm in the same quarter of 2019 primarily due to capital improvements.

Average lumber sales realizations decreased by approximately 3% to $348 per Mfbm in the first quarter of 2020 from approximately $359 per Mfbm in the same quarter of 2019 primarily due to lower pricing in Europe partially offset by higher pricing in the U.S. market. European lumber pricing declined due to an increase in the supply of lumber processed from beetle damaged wood which generally obtains lower prices. U.S. lumber pricing increased due to strong demand during the current quarter.

Fiber costs were approximately 70% of our lumber cash production costs in the current quarter. In the current quarter per unit fiber costs decreased by approximately 25% from the same quarter of 2019 primarily due to the availability of lower cost beetle damaged wood. We currently expect stable per unit fiber costs in the second quarter of 2020 because of the continuing availability of beetle damaged wood.

In the first quarter of 2020, lumber segment depreciation and amortization increased to $2.4 million from $1.9 million in the same quarter of 2019 primarily due to the completion of capital projects.

Transportation costs for our wood products segment in the first quarter of 2020 increased by approximately 10% to $6.8 million from $6.2 million in the same quarter of 2019 due to higher lumber sales volumes.

In the first quarter of 2020, our wood products segment had record operating income of $5.6 million compared to $1.6 million in the same quarter of 2019 primarily due to record production and lower per unit fiber costs.

Liquidity and Capital Resources

Summary of Cash Flows

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Net cash from (used in) operating activities	$(69,842)	$42,186
Net cash used in investing activities	(23,405)	(19,966)
Net cash from (used in) financing activities	32,250	(28,723)
Effect of exchange rate changes on cash and cash equivalents	(3,562)	(754)
Net decrease in cash and cash equivalents	$(64,559)	$(7,257)

We operate in a cyclical industry and our operating cash flows vary accordingly. Our principal operating cash expenditures are for fiber, labor and chemicals. Working capital levels fluctuate throughout the year and are affected by maintenance downtime, changing sales patterns, seasonality and the timing of receivables and sales and the payment of payables and expenses.

Cash Flows from Operating Activities. Cash used in operating activities was $69.8 million in the three months ended March 31, 2020 compared to cash provided by operating activities of $42.2 million in the comparative period of 2019. An increase in accounts receivable used cash of $20.9 million in the three months ended March 31, 2020 compared to $56.4 million in the same period of 2019. An increase in inventories used cash of $18.1 million in the three months ended March 31, 2020 compared to a decrease in inventories providing cash of $21.1 million in the same period of 2019. A decrease in accounts payable and accrued expenses used cash of $57.7 million in the three months ended March 31, 2020 compared to $0.2 million in the same period of 2019.

FORM 10-Q

QUARTERLY REPORT - PAGE 27

Cash Flows from Investing Activities. Investing activities in the three months ended March 31, 2020 used cash of $23.4 million primarily related to capital expenditures of $23.0 million. In the three months ended March 31, 2020, capital expenditures included the planer line replacement project and other upgrades at our Friesau sawmill, additional land for fiber storage at the Stendal mill and optimization projects at the Celgar mill. In the three months ended March 31, 2019, investing activities used cash of $20.0 million primarily related to capital expenditures of $19.4 million. In the three months ended March 31, 2019, capital expenditures included the planer line replacement project at our Friesau sawmill, wastewater improvement projects at our German pulp mills and large maintenance projects at our Celgar mill.

Cash Flows from Financing Activities. In the three months ended March 31, 2020, financing activities provided cash of $32.3 million primarily from $51.3 million of borrowings under our revolving credit facilities. In the three months ended March 31, 2020 we paid dividends of $9.0 million. In the three months ended March 31, 2019, financing activities used cash of $28.7 million primarily to repay $33.7 million of revolving credit facilities. In the three months ended March 31, 2019, we received $6.3 million of government grants to finance greenhouse gas reduction capital projects at the Peace River mill.

Balance Sheet Data

The following table is a summary of selected financial information as at the dates indicated:

	March 31,	December 31,
	2020	2019
	(in thousands)
Cash and cash equivalents	$286,526	$351,085
Working capital	$603,410	$588,385
Total assets	$1,951,989	$2,065,720
Long-term liabilities	$1,304,078	$1,259,005
Total equity	$462,768	$550,403

Sources and Uses of Funds

Our principal sources of funds are cash flows from operations and cash and cash equivalents on hand. Our principal uses of funds consist of operating expenditures, capital expenditures and interest payments on our senior notes.

The following table sets out our total capital expenditures and interest expense for the periods indicated:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Capital expenditures	$23,018	$19,389
Cash paid for interest expense(1)	$37,278	$16,983
Interest expense(2)	$20,084	$18,551

(1)	Amounts differ from interest expense which includes non-cash items. See supplemental disclosure of cash flow information from our Interim Consolidated Statements of Cash Flows included in this report.
(2)

Interest on our senior notes due 2022 was paid semi-annually in June and December of each year. In October 2019, we redeemed the remaining $100.0 million of our senior notes due 2022. Interest on our senior notes due 2024 is paid semi-annually in February and August of each year. Interest on our senior notes due 2025 and on our senior notes due 2026 is paid semi-annually in January and July of each year, commencing in July 2019 for our senior notes due 2025.

FORM 10-Q

QUARTERLY REPORT - PAGE 28

As a result of the global and financial uncertainty resulting from the COVID-19 pandemic, we are working to lower our costs and working capital usage and conservatively managing liquidity. As a result, we have reduced our planned 2020 capital expenditures, excluding amounts being financed by government grants and expected insurance proceeds, to about $90 million and reduced our quarterly dividend to $0.065 per share.

As at March 31, 2020 our cash and cash equivalents were $286.5 million compared to $351.1 million at the end of 2019. As at March 31, 2020, we had approximately $229.9 million available under our revolving credit facilities. As of March 31, 2020, our cash and cash equivalents and availability under our revolving credit facilities provide liquidity of about $516.5 million.

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

Debt Covenants

Certain of our long-term obligations contain various financial tests and covenants customary to these types of arrangements. See our annual report on Form 10-K for the fiscal year ended December 31, 2019.

As at March 31, 2020, we were in full compliance with all of the covenants of our indebtedness.

Off-Balance Sheet Arrangements

At March 31, 2020, we did not have any off-balance sheet arrangements (as defined in Item 303(a)(4)(ii) of Regulation S-K).

Contractual Obligations and Commitments

There were no material changes outside the ordinary course to any of our material contractual obligations during the three months ended March 31, 2020.

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

FORM 10-Q

QUARTERLY REPORT - PAGE 29

As a result of the strengthening of the dollar versus the Canadian dollar and euro as at March 31, 2020, we recorded a non-cash decrease of $75.0 million in the carrying value of our net assets, consisting primarily of our fixed assets denominated in Canadian dollars and euros. This non-cash decrease does not affect our net income (loss), Operating EBITDA or cash but is reflected in our other comprehensive loss and as a decrease to our total equity. As a result, our accumulated other comprehensive loss increased to $191.5 million.

Based upon the exchange rate as at March 31, 2020, the dollar has strengthened by approximately 8% against the Canadian dollar and 2% against the euro since December 31, 2019. See "Quantitative and Qualitative Disclosures about Market Risk".

Credit Rating of Senior Notes

We and our Senior Notes are rated by Standard & Poor's Rating Services, referred to as "S&P", and Moody's Investors Service, Inc., referred to as "Moody's".

Moody's rating on our Senior Notes is Ba3 and its outlook is stable. In April 2020, S&P reduced its rating on our Senior Notes to B+ from BB- and its outlook to negative from stable. Its recovery rating remained unchanged at "3". Credit ratings are not recommendations to buy, sell or hold securities and may be subject to revision or withdrawal by the assigning rating organization. Each rating should be evaluated independently of any other rating.

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

Our significant accounting policies are disclosed in Note 1 to our audited annual financial statements included in our annual report on Form 10-K for the fiscal year ended December 31, 2019. While all of the significant accounting policies are important to the consolidated financial statements, some of these policies may be viewed as having a high degree of judgment. On an ongoing basis using currently available information, management reviews its estimates, including those related to accounting for, among other things, pension and other post-retirement benefit obligations, deferred income taxes (valuation allowance and permanent reinvestment), depreciation and amortization, future cash flows associated with impairment testing for long-lived assets, the allocation of the purchase price in a business combination to the assets acquired and liabilities assumed, legal liabilities and contingencies. Actual results could differ materially from these estimates, and changes in these estimates are recorded when known.

We have identified certain accounting policies that are the most important to the portrayal of our current financial condition and results of operations.

For information about both our significant and critical accounting policies, see our annual report on Form 10-K for the fiscal year ended December 31, 2019.

FORM 10-Q

QUARTERLY REPORT - PAGE 30

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

•	the COVID-19 pandemic could materially adversely affect our business, financial position and results of operations;
•	our level of indebtedness could negatively impact our financial condition, results of operations and liquidity;
•	cyclical fluctuations in the price and supply of our raw materials, particularly fiber, could adversely affect our business;
•	we face intense competition in our markets;
•	we are exposed to currency exchange rate fluctuations;
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

QUARTERLY REPORT - PAGE 31

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

Given these uncertainties, you should not place undue reliance on our forward-looking statements. The foregoing review of important factors is not exhaustive or necessarily in order of importance and should be read in conjunction with the risks and assumptions including those set forth under "Part II. Other Information – Item 1A. Risk Factors" and in reports and other documents we have filed with or furnished to the SEC, including in our annual report on Form 10-K for the fiscal year ended December 31, 2019. We advise you that these cautionary remarks expressly qualify in their entirety all forward-looking statements attributable to us or persons acting on our behalf. Unless required by law, we do not assume any obligation to update forward-looking statements based on unanticipated events or changed expectations. However, you should carefully review the reports and other documents we file from time to time with the SEC.

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

FORM 10-Q

QUARTERLY REPORT - PAGE 32

favorable pricing trends. Certain integrated pulp and paper producers have the ability to discontinue paper production by idling their paper machines and selling their pulp production on the market, if market conditions, prices and trends warrant such actions.

Demand for each of pulp and lumber has historically been determined primarily by general global macro-economic conditions and has been closely tied to overall business activity. Pulp prices have been and are likely to continue to be volatile and can fluctuate widely over time. Between 2010 and 2019, European list prices for NBSK pulp have fluctuated between a low of approximately $760 per ADMT in 2012 to a high of $1,230 per ADMT in 2018. In the same period, the average North American NBHK price has fluctuated between a low of $700 per ADMT in 2012 to a high of $1,235 per ADMT in 2018.

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

A pulp producer's actual sales price realizations are net of customer discounts, rebates and other selling concessions.

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

For additional information, please refer to Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk included in our annual report on Form 10-K for the fiscal year ended December 31, 2019.

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

We are subject to routine litigation incidental to our business, including that which is described in our latest annual report on Form 10-K for the fiscal year ended December 31, 2019. We do not believe that the outcome of such litigation will have a material adverse effect on our business or financial condition.

ITEM 1A.	RISK FACTORS

Other than as set out below, there have been no material changes to the factors disclosed in Item 1A. Risk Factors in our annual report on Form 10-K for the fiscal year ended December 31, 2019.

The COVID-19 pandemic could materially adversely affect our business, financial position and results of operations.

The outbreak of COVID-19 in China in December 2019 and the subsequent spread of the virus globally through the first quarter of 2020 has resulted in significant and widespread infections and fatalities. In March 2020, the World Health Organization declared the spread of the COVID-19 virus a pandemic. The rapid spread of the virus has resulted in various federal, state and provincial governments declaring emergency measures and the implementation of numerous measures to attempt to contain the virus, including travel bans and restrictions, quarantines, business closures, shelter in place orders and other shutdowns and restrictions.

The impact of the pandemic and the global response thereto has, among other things, significantly disrupted global economic activity, negatively impacted gross domestic product and caused significant volatility in financial markets, with various countries already reporting significant declines in gross domestic product and business activity and material increases in unemployment. While various countries, including the United States, Germany, Canada and China have implemented stimulus packages and other fiscal measures to attempt to reduce the impact of the pandemic on their economies, the impact of the pandemic on global economic activity and markets both in the short and longer term is uncertain at this time.

As demand for our products has principally historically been determined by general global macro-economic activities, demand and prices for our products have historically decreased substantially during economic slowdowns. A significant economic downturn may adversely affect our sales and profitability and may also adversely affect our customers and suppliers. Additionally, significant disruptions and volatility in financial markets could have a negative impact on our ability to access capital in the future.

Our products are an important constituent of many pandemic related high demand goods such as tissue and cleaning products and certain personal protective equipment. However, our mills could experience disruptions, downtime and closures in the future as a result of changes to existing government response measures, outbreaks of the virus among our employees or operations or disruptions to raw material supplies or access to logistics networks.

The magnitude and duration of the disruption and resulting decline in business activity resulting from the COVID-19 pandemic is currently uncertain. The extent to which the COVID-19 pandemic impacts our business, operations and financial results will depend on numerous evolving factors that we may not be able to accurately predict, including:

•	the duration and scope of the pandemic;

•	governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic;

•	the impact of the pandemic on economic activity and actions taken in response;

•	the effect on our customers’ demand for pulp and wood products;

FORM 10-Q

QUARTERLY REPORT - PAGE 36

•	our vendors' ability to supply us with raw materials;

•	the availability of logistics networks and our ability to ship our products to customers;

•	the ability of our customers to pay for our products; and

•	any closures of our and our customers’ facilities and offices.

The effect of the pandemic, including remote working arrangements for employees, may also increase the risk of cyberattacks on, and other material breaches of, our and our third party service providers' information technology systems.

Any of these events could cause or contribute to the risks and uncertainties enumerated in our annual report on Form 10-K for the year ended December 31, 2019 and could materially adversely affect our business, financial position and results of operations.

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

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program
March 1 - March 31, 2020	23,584	$6.84	23,584	$49,084,880

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

None.

FORM 10-Q

QUARTERLY REPORT - PAGE 37

ITEM 6.	EXHIBITS

Exhibit No.	Description

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1*	Section 906 Certification of Chief Executive Officer

32.2*	Section 906 Certification of Chief Financial Officer

101

The following financial information from the Quarterly Report on Form 10-Q for the fiscal period ended March 31, 2020 of Mercer International Inc., formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Interim Consolidated Statements of Operations; (ii) Interim Consolidated Statements of Comprehensive Income (Loss); (iii) Interim Consolidated Balance Sheets; (iv) Interim Consolidated Statements of Changes in Shareholders' Equity; (v) Interim Consolidated Statements of Cash Flows; and (vi) Notes to the Interim Consolidated Financial Statements.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, has been formatted in Inline XBRL.

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

QUARTERLY REPORT - PAGE 38

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERCER INTERNATIONAL INC.

By:	/s/ David M. Gandossi
David M. Gandossi
Chief Executive Officer and President

Date: April 30, 2020

FORM 10-Q

QUARTERLY REPORT - PAGE 39