Form 10-Q
period 2020-06-30
MERCER INTERNATIONAL INC.
filed 2020-07-31
CIK 1333274

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

The Registrant had 65,868,086 shares of common stock outstanding as of July 29, 2020.

PART I. FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

MERCER INTERNATIONAL INC.

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2020

(Unaudited)

FORM 10-Q

QUARTERLY REPORT - PAGE 2

MERCER INTERNATIONAL INC.

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands of U.S. dollars, except per share data)

	Three Months Ended June 30		Six Months Ended June 30
	2020	2019	2020	2019
Revenues	$341,195	$425,753	$691,794	$909,703
Costs and expenses
Cost of sales, excluding depreciation and amortization	284,333	336,433	560,389	679,466
Cost of sales depreciation and amortization	30,179	32,038	63,090	62,174
Selling, general and administrative expenses	16,368	19,472	33,938	36,701
Operating income	10,315	37,810	34,377	131,362
Other income (expenses)
Interest expense	(20,108)	(18,369)	(40,192)	(36,920)
Other income	2,264	1,251	238	2,290
Total other expenses, net	(17,844)	(17,118)	(39,954)	(34,630)
Income (loss) before provision for income taxes	(7,529)	20,692	(5,577)	96,732
Provision for income taxes	(882)	(10,433)	(6,226)	(34,857)
Net income (loss)	$(8,411)	$10,259	$(11,803)	$61,875
Net income (loss) per common share
Basic and diluted	$(0.13)	$0.16	$(0.18)	$0.94
Dividends declared per common share	$0.0650	$0.1375	$0.2025	$0.2625

INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands of U.S. dollars)

	Three Months Ended June 30		Six Months Ended June 30
	2020	2019	2020	2019
Net income (loss)	$(8,411)	$10,259	$(11,803)	$61,875
Other comprehensive income (loss), net of taxes
Foreign currency translation adjustment	44,202	24,125	(30,792)	20,253
Change in unrecognized losses and prior service costs related to defined benefit pension plans, net of tax of $nil (2019 - $30 and $36, respectively)	17	35	23	95
Other comprehensive income (loss), net of taxes	44,219	24,160	(30,769)	20,348
Total comprehensive income (loss)	$35,808	$34,419	$(42,572)	$82,223

See accompanying Notes to the Interim Consolidated Financial Statements.

FORM 10-Q

QUARTERLY REPORT - PAGE 3

MERCER INTERNATIONAL INC.

INTERIM CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

	June 30,	December 31,
	2020	2019
ASSETS
Current assets
Cash and cash equivalents	$303,334	$351,085
Accounts receivable, net	209,184	208,740
Inventories	261,453	272,599
Prepaid expenses and other	9,665	12,273
Total current assets	783,636	844,697
Property, plant and equipment, net	1,040,171	1,074,242
Investment in joint ventures	48,413	53,122
Amortizable intangible assets, net	49,893	53,371
Operating lease right-of-use assets	12,866	13,004
Other long-term assets	37,414	26,038
Deferred income tax	1,216	1,246
Total assets	$1,973,609	$2,065,720
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and other	$196,238	$255,544
Pension and other post-retirement benefit obligations	716	768
Total current liabilities	196,954	256,312
Debt	1,114,069	1,087,932
Pension and other post-retirement benefit obligations	24,044	25,489
Finance lease liabilities	38,628	31,103
Operating lease liabilities	10,052	10,520
Other long-term liabilities	13,733	14,114
Deferred income tax	81,869	89,847
Total liabilities	1,479,349	1,515,317
Shareholders’ equity
Common shares $1 par value; 200,000,000 authorized; 65,868,000 issued and outstanding (2019 – 65,629,000)	65,800	65,598
Additional paid-in capital	344,688	344,994
Retained earnings	231,101	256,371
Accumulated other comprehensive loss	(147,329)	(116,560)
Total shareholders’ equity	494,260	550,403
Total liabilities and shareholders’ equity	$1,973,609	$2,065,720

Commitments and contingencies (Note 13)
Subsequent event (Note 7)

See accompanying Notes to the Interim Consolidated Financial Statements.

FORM 10-Q

QUARTERLY REPORT - PAGE 4

MERCER INTERNATIONAL INC.

INTERIM CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(Unaudited)

(In thousands of U.S. dollars)

	Common shares
	Number (thousands of shares)	Amount, at Par Value	Additional Paid -in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Three Months Ended June 30:
Balance as of March 31, 2020	65,800	$65,769	$344,753	$243,794	$(191,548)	$462,768
Shares issued on grants of restricted shares	68	31	(31)	—	—	—
Stock compensation recovery	—	—	(34)	—	—	(34)
Net loss	—	—	—	(8,411)	—	(8,411)
Dividends declared	—	—	—	(4,282)	—	(4,282)
Other comprehensive income	—	—	—	—	44,219	44,219
Balance as of June 30, 2020	65,868	$65,800	$344,688	$231,101	$(147,329)	$494,260

Balance as of March 31, 2019	65,651	$65,620	$341,644	$345,400	$(131,982)	$620,682
Shares issued on grants of restricted shares	31	31	(31)	—	—	—
Stock compensation expense	—	—	1,202	—	—	1,202
Net income	—	—	—	10,259	—	10,259
Dividends declared	—	—	—	(9,024)	—	(9,024)
Repurchase of common shares	(53)	(53)	—	(701)	—	(754)
Other comprehensive income	—	—	—	—	24,160	24,160
Balance as of June 30, 2019	65,629	$65,598	$342,815	$345,934	$(107,822)	$646,525

Six Months Ended June 30:
Balance as of December 31, 2019	65,629	$65,598	$344,994	$256,371	$(116,560)	$550,403
Shares issued on grants of restricted shares	68	31	(31)	—	—	—
Shares issued on grants of performance share units	195	195	(195)	—	—	—
Stock compensation recovery	—	—	(80)	—	—	(80)
Net loss	—	—	—	(11,803)	—	(11,803)
Dividends declared	—	—	—	(13,329)	—	(13,329)
Repurchase of common shares	(24)	(24)	—	(138)	—	(162)
Other comprehensive loss	—	—	—	—	(30,769)	(30,769)
Balance as of June 30, 2020	65,868	$65,800	$344,688	$231,101	$(147,329)	$494,260

Balance as of December 31, 2018	65,202	$65,171	$342,438	$301,990	$(128,170)	$581,429
Shares issued on grants of restricted shares	31	31	(31)	—	—	—
Shares issued on grants of performance share units	449	449	(449)	—	—	—
Stock compensation expense	—	—	857	—	—	857
Net income	—	—	—	61,875	—	61,875
Dividends declared	—	—	—	(17,230)	—	(17,230)
Repurchase of common shares	(53)	(53)	—	(701)	—	(754)
Other comprehensive income	—	—	—	—	20,348	20,348
Balance as of June 30, 2019	65,629	$65,598	$342,815	$345,934	$(107,822)	$646,525

See accompanying Notes to the Interim Consolidated Financial Statements.

FORM 10-Q

QUARTERLY REPORT - PAGE 5

MERCER INTERNATIONAL INC.

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands of U.S. dollars)

	Three Months Ended June 30		Six Months Ended June 30
	2020	2019	2020	2019
Cash flows from (used in) operating activities
Net income (loss)	$(8,411)	$10,259	$(11,803)	$61,875
Adjustments to reconcile net income (loss) to cash flows from operating activities
Depreciation and amortization	30,201	32,148	63,147	62,395
Deferred income tax provision (benefit)	(4,744)	426	(6,075)	4,065
Inventory impairment	6,530	6,900	12,264	6,900
Defined benefit pension plans and other post-retirement benefit plan expense	739	860	1,501	1,716
Stock compensation expense (recovery)	(34)	1,202	(80)	857
Foreign exchange transaction losses	6,880	9,505	736	9,242
Other	(695)	740	(1,192)	1,444
Defined benefit pension plans and other post-retirement benefit plan contributions	(797)	(270)	(1,712)	(1,428)
Changes in working capital
Accounts receivable	14,938	32,204	(5,988)	(24,149)
Inventories	11,442	(7,769)	(6,678)	13,372
Accounts payable and accrued expenses	7,879	4,197	(49,781)	4,024
Other	177	(1,681)	(76)	(9,406)
Net cash from (used in) operating activities	64,105	88,721	(5,737)	130,907
Cash flows from (used in) investing activities
Purchase of property, plant and equipment	(21,544)	(24,979)	(44,562)	(44,368)
Purchase of amortizable intangible assets	(89)	(179)	(527)	(495)
Other	796	(82)	847	(343)
Net cash from (used in) investing activities	(20,837)	(25,240)	(44,242)	(45,206)
Cash flows from (used in) financing activities
Proceeds from (repayment of) revolving credit facilities, net	(25,651)	(24,732)	25,609	(58,404)
Dividend payments	—	(8,206)	(9,047)	(8,206)
Repurchase of common shares	—	(754)	(162)	(754)
Payment of debt issuance costs	—	(248)	—	(757)
Proceeds from government grants	299	—	299	6,320
Other	(1,996)	(6,067)	(11,797)	(6,929)
Net cash from (used in) financing activities	(27,348)	(40,007)	4,902	(68,730)
Effect of exchange rate changes on cash and cash equivalents	888	614	(2,674)	(140)
Net increase (decrease) in cash and cash equivalents	16,808	24,088	(47,751)	16,831
Cash and cash equivalents, beginning of period	286,526	233,234	351,085	240,491
Cash and cash equivalents, end of period	$303,334	$257,322	$303,334	$257,322

Supplemental cash flow disclosure
Cash paid for interest	$950	$5,902	$38,228	$22,885
Cash paid for income taxes	$1,907	$15,124	$14,881	$38,737
Supplemental schedule of non-cash investing and financing activities:
Leased production equipment	$1,702	$—	$10,696	$—

See accompanying Notes to the Interim Consolidated Financial Statements.

FORM 10-Q

QUARTERLY REPORT - PAGE 6

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Note 1. The Company and Summary of Significant Accounting Policies

Nature of Operations and Basis of Presentation

The Interim Consolidated Financial Statements contained herein include the accounts of Mercer International Inc. ("Mercer Inc.") and all of its subsidiaries (collectively the "Company"). Mercer Inc. owns 100% of the economic interest in its subsidiaries with the exception of the 50% joint venture interest in the Cariboo mill with West Fraser Mills Ltd., which is accounted for using the equity method. The Company's shares of common stock are quoted and listed for trading on the NASDAQ Global Select Market.

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

Impact of the COVID-19 Pandemic

The Company is subject to risks and uncertainties as a result of the COVID-19 pandemic. The extent of the impact of the COVID-19 pandemic on the Company's business is highly uncertain and difficult to predict, as the response to the pandemic and information continues to evolve. Although capital markets and economies worldwide improved during the second quarter from the initial negative impacts of the COVID-19 pandemic, there remains uncertainty around the strength and timing of global economic recoveries which could cause a local and/or global economic recession. Such economic disruption could have a material adverse effect on our business.

The severity of the impact of the COVID-19 pandemic on the Company's business will depend on a number of factors, including, but not limited to, the duration and severity of the pandemic and the extent and severity of the impact on the Company's customers, all of which are uncertain and cannot be predicted. The Company's future results of operations and liquidity could be adversely impacted by delays in payments of outstanding receivable amounts beyond normal payment terms, supply chain disruptions and uncertain demand, and the impact of any initiatives or programs that the Company may undertake to address financial and operational challenges faced by its customers. As of the date of issuance of these Interim Consolidated Financial Statements, the extent to which the COVID-19 pandemic may materially impact the Company's financial condition, liquidity, or results of operations remain uncertain.

FORM 10-Q

QUARTERLY REPORT - PAGE 7

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Note 1. The Company and Summary of Significant Accounting Policies (continued)

New Accounting Pronouncements

Accounting Pronouncements Adopted

In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which replaces the current incurred loss impairment method with a method that reflects expected credit losses. In May 2019, the FASB issued ASU 2019-05, Financial Instruments – Credit Losses (Topic 326): Targeted Transition Relief, which provides entities with targeted transition relief that is intended to increase comparability of financial statement information for some entities that otherwise would have measured similar financial instruments using different measurement methodologies. These updates were effective for financial statements issued after December 15, 2019. The Company adopted these updates on January 1, 2020 using the modified-retrospective approach. The adoption of these updates did not have an impact on the Interim Consolidated Financial Statements as the Company’s credit risk associated with its sales is currently managed through the purchase of credit insurance, letters of credit and setting credit limits prior to the sale. The Company reviews new customers' credit history before granting credit and conducts regular reviews of existing customers' credit performance. The Company is exposed to credit risk in the event of non-performance by counterparties to its financial instruments. The Company attempts to minimize this exposure by entering into contracts with counterparties that are believed to be of high credit quality.

The Company's exposure to credit losses may increase if its customers are adversely affected by the COVID-19 pandemic. Although the Company has historically not experienced significant credit losses, it is possible that there could be a material adverse impact from potential adjustments of the carrying amount of trade receivables if the cash flows of the Company's customers are adversely impacted by the COVID-19 pandemic.

Accounting Pronouncements Not Yet Adopted

In December 2019, the FASB issued ASU 2019-12, Income Taxes – Simplifying the Accounting for Income Taxes, which removes certain exceptions for investments, intraperiod tax allocations and interim calculations, and adds guidance to reduce complexity in accounting for income taxes. This update is effective for financial statements issued for fiscal years beginning after December 15, 2020, with early adoption permitted. The Company is currently evaluating the impact of this update.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The amendments provide optional guidance for a limited time to ease the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts and hedging relationships that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform. These amendments are effective immediately and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. The Company is currently evaluating its contracts and the optional expedients provided by the new standard.

FORM 10-Q

QUARTERLY REPORT - PAGE 8

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Note 2. Inventories

Inventories as of June 30, 2020 and December 31, 2019, were comprised of the following:

	June 30,	December 31,
	2020	2019
Raw materials	$66,896	$99,754
Finished goods	96,209	77,815
Spare parts and other	98,348	95,030
	$261,453	$272,599

For the three and six month periods ended June 30, 2020, as a result of low pulp prices and high fiber costs for the Canadian mills, the Company recorded inventory impairment charges of $12,264 and $17,998, respectively at certain Canadian mills (2019 – $6,900 and $6,900). These charges were recorded in 'Cost of sales, excluding depreciation and amortization" in the Interim Consolidated Statements of Operations. As of June 30, 2020, $5,725 of the write-down was recorded in raw materials inventory and $6,539 of the write-down was recorded in finished goods inventory. As of December 31, 2019, the Company recorded a $3,500 write-down in raw materials inventory and a $5,700 write-down in finished goods inventory.

Note 3. Accounts Payable and Other

Accounts payable and other as of June 30, 2020 and December 31, 2019, was comprised of the following:

	June 30,	December 31,
	2020	2019
Trade payables	$53,267	$73,721
Accrued expenses	82,337	111,696
Interest payable	33,204	33,198
Income tax payable	13,293	28,080
Other	14,137	8,849
	$196,238	$255,544

Note 4. Debt

Debt as of June 30, 2020 and December 31, 2019, was comprised of the following:

	June 30,	December 31,
	2020	2019
2024 Senior Notes, principal amount $250,000 (a)	$247,289	$246,911
2025 Senior Notes, principal amount $550,000 (a)	546,090	545,665
2026 Senior Notes, principal amount $300,000 (a)	295,741	295,356
Credit arrangements
€200 million joint revolving credit facility (b)	—	—
C$60 million revolving credit facility (c)	13,942	—
C$60 million revolving credit facility (d)	11,007	—
€2.6 million demand loan (e)	—	—
	$1,114,069	$1,087,932

FORM 10-Q

QUARTERLY REPORT - PAGE 9

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Note 4. Debt (continued)

The maturities of the principal portion of debt as of June 30, 2020 were as follows:

2020	$—
2021	—
2022	—
2023	11,007
2024	263,942
Thereafter	850,000
$1,124,949

Certain of the Company's debt instruments were issued under agreements which, among other things, may limit its ability and the ability of its subsidiaries to make certain payments, including dividends. These limitations are subject to specific exceptions. As of June 30, 2020, the Company was in compliance with the terms of its debt agreements.

(a)

In 2018, the Company issued $350,000 in aggregate principal amount of 7.375% senior notes which mature on January 15, 2025 (the "2025 Senior Notes"). The 2025 Senior Notes were issued at a price of 100% of their principal amount. The net proceeds of the offering were $342,682 after deducting the underwriter's discount and offering expenses. The net proceeds together with cash on hand were used to finance the acquisition of Mercer Peace River Pulp Ltd. ("MPR").

In October 2019, the Company issued an additional $200,000 in aggregate principal amount of 2025 Senior Notes at a price of 102.75% of their principal amount for a yield to worst of 6.435%. The net proceeds of the offering were $202,063 after deducting the underwriter's discount and offering expenses. The net proceeds were used to redeem $100,000 of remaining aggregate principal amount of outstanding senior notes due 2022 (the "2022 Senior Notes") and for general corporate purposes.

In 2017, the Company issued $300,000 in aggregate principal amount of 5.50% senior notes which mature on January 15, 2026 (the "2026 Senior Notes"). The 2026 Senior Notes were issued at a price of 100% of their principal amount. The net proceeds of the offering were $293,795 after deducting the underwriter's discount and offering expenses. In 2018, the net proceeds, together with cash on hand, were used to redeem $300,000 in aggregate principal amount of the 2022 Senior Notes.

In 2017, the Company issued $250,000 in aggregate principal amount of 6.50% senior notes which mature on February 1, 2024 (the "2024 Senior Notes" and collectively with the 2025 Senior Notes and 2026 Senior Notes, the "Senior Notes"). The 2024 Senior Notes were issued at a price of 100% of their principal amount. The net proceeds of the offering were $244,711 after deducting the underwriter's discount and offering expenses. The net proceeds, together with cash on hand, were used to redeem $227,000 of remaining aggregate principal amount of outstanding senior notes due 2019, to finance the acquisition of the Friesau mill and for general working capital purposes.

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

(b)

A €200.0 million joint revolving credit facility with all of the Company's German mills that matures in December 2023. Borrowings under the facility are unsecured and bear interest at Euribor plus a variable margin ranging from 1.05% to 2.00% dependent on conditions including but not limited to a prescribed leverage ratio. As of June 30, 2020, approximately €9.0 million ($10,064) of this facility was supporting bank guarantees and approximately €191.0 million ($213,896) was available.

(c)

A C$60.0 million revolving credit facility for MPR that matures in February 2024. The facility is available by way of: (i) Canadian denominated advances, which bear interest at a designated prime rate per annum; (ii) banker's acceptance equivalent loans, which bear interest at the applicable Canadian dollar banker's acceptance plus 1.25% to 1.50% per annum; (iii) dollar denominated base rate advances at the greater of the federal funds rate plus 0.50%, a designated LIBOR rate plus 1.00% and the bank's applicable reference rate for U.S. dollar loans; and (iv) dollar LIBOR advances, which bear interest at LIBOR plus 1.25% to 1.50% per annum. Borrowings under the facility are collateralized by, among other things, the mill's inventories and accounts receivable. As of June 30, 2020, approximately C$19.0 million ($13,942) of this facility was drawn and accruing interest at a rate of 1.77%, approximately C$0.9 million ($680) was supporting letters of credit and approximately C$37.0 million ($27,138) was available.

(d)

In June 2020, Celgar amended its revolving credit facility agreement to increase the principal amount to C$60.0 million. The revolving credit facility matures in July 2023. Borrowings under the facility are collateralized by the mill's inventories, accounts receivable, general intangibles and capital assets and are restricted by a borrowing base calculated on the mill's inventories and accounts receivable. The facility is available by way of: (i) Canadian and U.S. denominated advances, which bear interest at a designated prime rate less 0.125% to plus 0.125% per annum; (ii) banker's acceptance equivalent loans, which bear interest at the applicable Canadian dollar banker's acceptance plus 1.25% to 1.625% per annum; and (iii) dollar LIBOR advances, which bear interest at LIBOR plus 1.25% to 1.625% per annum. As of June 30, 2020, approximately C$15.0 million ($11,007) of this facility was drawn and accruing interest at a rate of 1.86%, approximately C$1.7 million ($1,247) was supporting letters of credit and approximately C$30.6 million ($22,463) was available.

(e)

A €2.6 million demand loan at the Rosenthal mill that does not have a maturity date. Borrowings under this facility are unsecured and bear interest at the rate of the three-month Euribor plus 2.50%. As of June 30, 2020, approximately €2.6 million ($2,858) of this facility was supporting bank guarantees and approximately $nil was available.

FORM 10-Q

QUARTERLY REPORT - PAGE 11

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Note 5. Pension and Other Post-Retirement Benefit Obligations

Defined Benefit Plans

Pension benefits are based on employees' earnings and years of service. The defined benefit plans are funded by contributions from the Company based on actuarial estimates and statutory requirements. The components of the net benefit costs for the Celgar and MPR defined benefit plans, in aggregate for the three and six month periods ended June 30, 2020 and 2019 were as follows:

	Three Months Ended June 30,
	2020		2019
	Pension	Other Post- Retirement Benefits	Pension	Other Post- Retirement Benefits
Service cost	$824	$63	$711	$67
Interest cost	814	93	872	136
Expected return on plan assets	(1,072)	—	(997)	—
Amortization of unrecognized items	233	(216)	253	(182)
Net benefit costs	$799	$(60)	$839	$21

	Six Months Ended June 30,
	2020		2019
	Pension	Other Post- Retirement Benefits	Pension	Other Post- Retirement Benefits
Service cost	$1,673	$127	$1,427	$135
Interest cost	1,654	189	1,749	273
Expected return on plan assets	(2,165)	—	(1,999)	—
Amortization of unrecognized items	461	(438)	468	(337)
Net benefit costs	$1,623	$(122)	$1,645	$71

The components of the net benefit costs other than service cost are recorded in "Other income" in the Interim Consolidated Statements of Operations. The amortization of unrecognized items relates to net actuarial losses and prior service costs.

Defined Contribution Plan

Effective December 31, 2008, the defined benefit plans at the Celgar mill were closed to new members. In addition, the related defined benefit service accrual ceased on December 31, 2008, and members began to receive pension benefits, at a fixed contractual rate, under a new defined contribution plan effective January 1, 2009. During the three and six month periods ended June 30, 2020, the Company made contributions of $58 and $471, respectively to this plan (2019 – $298 and $746).

Multiemployer Plan

The Company participates in a multiemployer plan for the hourly-paid employees at the Celgar mill. The contributions to the plan are determined based on a percentage of pensionable earnings pursuant to a collective bargaining agreement. The Company has no current or future contribution obligations in excess of the contractual contributions. During the three and six month periods ended June 30, 2020, the Company made contributions of $555 and $1,006, respectively to this plan (2019 – $648 and $971).

FORM 10-Q

QUARTERLY REPORT - PAGE 12

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Note 6. Income Taxes

Differences between the U.S. Federal statutory and the Company's effective rates for the three and six month periods ended June 30, 2020 and 2019, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
U.S. Federal statutory rate	21%	21%	21%	21%
U.S. Federal statutory rate on income before provision for income taxes	$1,581	$(4,346)	$1,171	$(20,314)
Tax differential on foreign income	(662)	(2,446)	(1,881)	(8,362)
Effect of foreign earnings (a)	(1,295)	(153)	(2,870)	(12,040)
Valuation allowance	(3,169)	(4,580)	(3,165)	3,761
Tax benefit of partnership structure	935	963	1,870	1,921
Non-taxable foreign subsidies	678	1,026	1,364	1,394
True-up of prior year taxes	1,068	(2,396)	(154)	(1,121)
Other	(18)	1,499	(2,561)	(96)
	$(882)	$(10,433)	$(6,226)	$(34,857)
Comprised of:
Current income tax provision	$(5,626)	$(10,007)	$(12,301)	$(30,792)
Deferred income tax benefit (provision)	4,744	(426)	6,075	(4,065)
	$(882)	$(10,433)	$(6,226)	$(34,857)

(a)	Primarily due to the impact of the global intangible low-taxed income provision in the Tax Cuts and Jobs Act of 2017.

Note 7. Shareholders' Equity

Dividends

During the six month period ended June 30, 2020, the Company's board of directors declared the following quarterly dividends:

Date Declared	Dividend Per Common Share	Amount
February 13, 2020	$0.1375	$9,047
April 30, 2020	0.0650	4,282
	$0.2025	$13,329

In July 2020, the Company's board of directors declared a quarterly dividend of $0.065 per common share. Payment of the dividend will be made on October 6, 2020 to all shareholders of record on September 29, 2020. Future dividends are subject to approval by the board of directors and may be adjusted as business and industry conditions warrant.

Share Repurchase Program

In May 2019, the Company's board of directors authorized a common stock repurchase program under which the Company may repurchase up to $50,000 of its shares which expired in May 2020. During the six month period ended June 30, 2020, the Company paid $162 to acquire 23,584 common shares at an average repurchase price of $6.84. The shares were retired upon repurchase.

FORM 10-Q

QUARTERLY REPORT - PAGE 13

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Note 7. Shareholders' Equity (continued)

Stock Based Compensation

In June 2010, the Company adopted a stock incentive plan which provides for options, restricted stock rights, restricted shares, performance shares, performance share units ("PSUs") and stock appreciation rights to be awarded to employees, consultants and non-employee directors. During the three and six month periods ended June 30, 2020, there were no issued and outstanding options, restricted stock rights, performance shares or stock appreciation rights. As of June 30, 2020, after factoring in all allocated shares, there remain approximately 1.7 million common shares available for grant.

PSUs

PSUs comprise rights to receive common shares at a future date that are contingent on the Company and the grantee achieving certain performance objectives. The performance objective period is generally three years. For the three and six month periods ended June 30, 2020, the Company recognized a recovery of $154 and $313, respectively related to PSUs (2019 – an expense of $1,078 and $603).

The following table summarizes PSU activity during the period:

Number of PSUs
Outstanding as of January 1, 2020	1,764,976
Granted	1,140,834
Vested and issued	(194,948)
Forfeited	(319,780)
Outstanding as of June 30, 2020	2,391,082

Restricted Shares

Restricted shares generally vest at the end of one year. For the three and six month periods ended June 30, 2020, the Company recognized an expense of $120 and $233, respectively related to restricted shares (2019 - $124 and $254). As of June 30, 2020, the total remaining unrecognized compensation cost related to restricted shares amounted to approximately $504 which will be amortized over the remaining vesting periods.

The following table summarizes restricted share activity during the period:

Number of Restricted Shares
Outstanding as of January 1, 2020	31,405
Granted	68,140
Vested	(31,405)
Outstanding as of June 30, 2020	68,140

FORM 10-Q

QUARTERLY REPORT - PAGE 14

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Note 8. Net Income (Loss) Per Common Share

The reconciliation of basic and diluted net income (loss) per common share for the three and six month periods ended June 30, 2020 and 2019 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income (loss)
Basic and diluted	$(8,411)	$10,259	$(11,803)	$61,875

Net income (loss) per common share
Basic and diluted	$(0.13)	$0.16	$(0.18)	$0.94

Weighted average number of common shares outstanding:
Basic (a)	65,778,894	65,611,484	65,736,677	65,507,469
Effect of dilutive instruments:
PSUs	—	213,243	—	352,029
Restricted shares	—	17,012	—	18,557
Diluted	65,778,894	65,841,739	65,736,677	65,878,055

(a)

For the three and six month periods ended June 30, 2020, the basic weighted average number of common shares outstanding excludes 68,140 restricted shares which have been issued, but have not vested as of June 30, 2020 (2019 – 31,405 restricted shares).

The calculation of diluted net income (loss) per common share does not assume the exercise of any instruments that would have an anti-dilutive effect on net income (loss) per common share. Instruments excluded from the calculation of net income (loss) per common share because they were anti-dilutive for the three and six month periods ended June 30, 2020 and 2019 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
PSUs	2,391,082	—	2,391,082	—
Restricted shares	68,140	—	68,140	—

Note 9. Accumulated Other Comprehensive Loss

The change in the accumulated other comprehensive loss by component (net of tax) for the six month period ended June 30, 2020 was as follows:

	Foreign Currency Translation Adjustment	Defined Benefit Pension and Other Post- Retirement Benefit Items	Total
Balance as of January 1, 2020	$(114,709)	$(1,851)	$(116,560)
Other comprehensive loss before reclassifications	(30,792)	—	(30,792)
Amounts reclassified from accumulated other comprehensive loss	—	23	23
Other comprehensive income (loss), net of taxes	(30,792)	23	(30,769)
Balance as of June 30, 2020	$(145,501)	$(1,828)	$(147,329)

FORM 10-Q

QUARTERLY REPORT - PAGE 15

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Note 10. Related Party Transactions

The Company enters into related party transactions with its joint ventures. For the three and six month periods ended June 30, 2020, pulp purchases from the Company's 50% owned Cariboo mill, which are transacted at the Cariboo mill's cost, were $13,942 and $33,536, respectively (2019 – $30,523 and $55,156) and as of June 30, 2020 the Company had a receivable balance from the Cariboo mill of $2,826 (December 31, 2019 – $3,462). For the three and six month periods ended June 30, 2020, services from the Company's 50% owned logging and chipping operation, which are transacted at arm's length negotiated prices, were $1,735 and $8,278, respectively (2019 – $3,055 and $8,849) and as of June 30, 2020 the Company had a payable balance to the operation of $1,688 (December 31, 2019 – $1,151).

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

Information about certain segment data for the three and six month periods ended June 30, 2020 and 2019, was as follows:

Three Months Ended June 30, 2020	Pulp	Wood Products	Corporate and Other	Consolidated
Revenues from external customers	$298,046	$41,727	$1,422	$341,195
Operating income (loss)	$8,110	$4,327	$(2,122)	$10,315
Depreciation and amortization	$27,219	$2,804	$178	$30,201
Revenues by major products
Pulp	$276,919	$—	$—	$276,919
Lumber	—	37,611	—	37,611
Energy and chemicals	21,127	2,629	1,422	25,178
Wood residuals	—	1,487	—	1,487
Total revenues	$298,046	$41,727	$1,422	$341,195
Revenues by geographical markets (a)
U.S.	$39,651	$17,622	$575	$57,848
Germany	77,568	12,294	—	89,862
China	78,814	—	—	78,814
Other countries	102,013	11,811	847	114,671
Total revenues	$298,046	$41,727	$1,422	$341,195

(a)	Sales are attributed to countries based on the ship-to location provided by the customer.

FORM 10-Q

QUARTERLY REPORT - PAGE 16

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Note 11. Business Segment Information (continued)

Three Months Ended June 30, 2019	Pulp	Wood Products	Corporate and Other	Consolidated
Revenues from external customers	$384,799	$39,452	$1,502	$425,753
Operating income (loss)	$42,251	$(89)	$(4,352)	$37,810
Depreciation and amortization	$29,849	$2,010	$289	$32,148
Revenues by major products
Pulp	$359,205	$—	$—	$359,205
Lumber	—	35,322	—	35,322
Energy and chemicals	25,594	2,788	1,502	29,884
Wood residuals	—	1,342	—	1,342
Total revenues	$384,799	$39,452	$1,502	$425,753
Revenues by geographical markets (a)
U.S.	$38,778	$12,678	$—	$51,456
Germany	109,150	14,029	—	123,179
China	118,335	—	—	118,335
Other countries	118,536	12,745	1,502	132,783
Total revenues	$384,799	$39,452	$1,502	$425,753

(a)	Sales are attributed to countries based on the ship-to location provided by the customer.

Six Months Ended June 30, 2020	Pulp	Wood Products	Corporate and Other	Consolidated
Revenues from external customers	$601,651	$87,505	$2,638	$691,794
Operating income (loss)	$29,549	$9,882	$(5,054)	$34,377
Depreciation and amortization	$57,590	$5,181	$376	$63,147
Total assets (a)	$1,682,524	$90,741	$200,344	$1,973,609
Revenues by major products
Pulp	$555,867	$—	$—	$555,867
Lumber	—	78,597	—	78,597
Energy and chemicals	45,784	5,260	2,638	53,682
Wood residuals	—	3,648	—	3,648
Total revenues	$601,651	$87,505	$2,638	$691,794
Revenues by geographical markets (b)
U.S.	$73,518	$35,244	$1,161	$109,923
Germany	167,240	27,197	—	194,437
China	164,362	—	—	164,362
Other countries	196,531	25,064	1,477	223,072
Total revenues	$601,651	$87,505	$2,638	$691,794

(a)	Total assets for the pulp segment includes the Company's $48,413 investment in joint ventures, primarily for the Cariboo mill.
(b)	Sales are attributed to countries based on the ship-to location provided by the customer.

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
Revenues by geographical markets (a)
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

Revenues between segments are accounted for at prices that approximate fair value. These include revenues from the sale of residual fiber from the wood products segment to the pulp segment for use in the pulp production process and from the sale of residual fuel from the pulp segment to the wood products segment for use in energy production. For the three and six month periods ended June 30, 2020, the pulp segment sold $164 and $346, respectively of residual fuel to the wood products segment (2019 – $108 and $364) and the wood products segment sold $3,594 and $7,430, respectively of residual fiber to the pulp segment (2019 – $3,946 and $9,353).

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

The estimated fair values of the Company's outstanding debt under the fair value hierarchy as of June 30, 2020 and December 31, 2019 were as follows:

	Fair value measurements as of June 30, 2020 using:
Description	Level 1	Level 2	Level 3	Total
Revolving credit facilities	$—	$24,949	$—	$24,949
Senior Notes	—	1,074,928	—	1,074,928
	$—	$1,099,877	$—	$1,099,877

	Fair value measurements as of December 31, 2019 using:
Description	Level 1	Level 2	Level 3	Total
Senior Notes	$—	$1,156,673	$—	$1,156,673

The carrying value of the revolving credit facilities classified as Level 2 approximates the fair value as the variable interest rates reflect current interest rates for financial instruments with similar characteristics and maturities.

The fair value of the Senior Notes classified as Level 2 was determined using quoted prices in a dealer market, or using recent market transactions. The Company's Senior Notes are not carried at fair value on the Interim Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019. However, fair value disclosure is required. The carrying value of the Company's Senior Notes, net of note issuance costs and premium is $1,089,120 as of June 30, 2020 (December 31, 2019 – $1,087,932).

Credit Risk

The Company's credit risk is primarily attributable to cash held in bank accounts and accounts receivable. The Company maintains cash balances in foreign financial institutions in excess of insured limits. The Company limits its credit exposure on cash held in bank accounts by periodically investing cash in excess of short-term operating requirements and debt obligations in low risk government bonds, or similar debt instruments. The Company's credit risk associated with the sale of pulp, lumber and other wood residuals is managed through setting credit limits, the purchase of credit insurance and for certain customers a letter of credit is received prior to shipping the product. The Company reviews new customers' credit history before granting credit and conducts regular reviews of existing customers' credit performance. Concentrations of credit risk on the sale of pulp, lumber and other wood residuals are with customers and agents based primarily in Germany, China, the U.S. and Italy.

The Company's exposure to credit losses may increase if its customers are adversely affected by the COVID-19 pandemic. Although the Company has historically not experienced significant credit losses, it is possible that there could be a material adverse impact from potential adjustments of the carrying amount of trade receivables if the cash flows of the Company's customers are adversely impacted by the COVID-19 pandemic.

The carrying amount of cash and cash equivalents of $303,334 and accounts receivable of $209,184 recorded in the Interim Consolidated Balance Sheet, net of any allowances for losses, represents the Company's maximum exposure to credit risk.

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

Operating EBITDA is defined as operating income plus depreciation and amortization and non-recurring capital asset impairment charges. We use Operating EBITDA as a benchmark measurement of our own operating results and as a benchmark relative to our competitors. We consider it to be a meaningful supplement to operating income as a performance measure primarily because depreciation expense and non-recurring capital asset impairment charges are not actual cash costs, and depreciation expense varies widely from company to company in a manner that we consider largely independent of the underlying cost efficiency of our operating facilities. In addition, we believe Operating EBITDA is commonly used by securities analysts, investors and other interested parties to evaluate our financial performance.

Operating EBITDA does not reflect the impact of a number of items that affect our net income (loss), including financing costs and the effect of derivative instruments. Operating EBITDA is not a measure of financial performance under GAAP, and should not be considered as an alternative to net income (loss) or operating income as a measure of performance, or as an alternative to net cash from operating activities as a measure of liquidity. Operating EBITDA is an internal measure and therefore may not be comparable to other companies.

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

In this document: (i) unless the context otherwise requires, references to "we", "our", "us", the "Company" or "Mercer" mean Mercer International Inc. and its subsidiaries; (ii) references to "Mercer Inc." mean the Company excluding its subsidiaries; (iii) information is provided as of June 30, 2020, unless otherwise stated; (iv) our reporting currency is dollars and references to "€" mean euros and "C$" mean Canadian dollars; (v) "ADMTs" refers to air-dried metric tonnes; (vi) "NBSK" refers to northern bleached softwood kraft; (vii) "NBHK" refers to northern bleached hardwood kraft; (viii) "MW" refers to megawatts and "MWh" refers to megawatt hours; (ix) "Mfbm" refers to thousand board feet of lumber and "MMfbm" mean million board feet of lumber; and (x) our lumber metrics are converted from cubic meters to Mfbm using a conversion ratio of 1.6 cubic meters to one Mfbm, which is the ratio commonly used in the industry.

Due to rounding, numbers presented throughout this report may not add up precisely to totals we provide and percentages may not precisely reflect the absolute figure.

The following discussion and analysis of our results of operations and financial condition for the three and six months ended June 30, 2020 should be read in conjunction with our Interim Consolidated Financial Statements and related notes included in this quarterly report, as well as our most recent annual report on Form 10-K for the fiscal year ended December 31, 2019 filed with the Securities and Exchange Commission, referred to as the "SEC".

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

Current Market Environment

The COVID-19 pandemic is continuing to cause significant widespread global infections and fatalities. It has also materially adversely affected global economic activity, caused significant market volatility and resulted in numerous governments declaring emergencies and implementing measures, such as travel bans, quarantines, business closures, shelter-in-place and other restrictions.

Commencing around the end of the second quarter of 2020, many countries have taken measures to ease restrictions on economic and social activities to, among other things, reopen their economies by allowing businesses to restart and encourage economic recovery. The results of such economic measures and the reopening have varied from country to country, with certain countries currently reporting relatively stable infection rates and others, such as the United States, reporting a spike in infections and fatalities. Currently we are unable to predict the outcome or pace of such economic reopening and the strength or timing of any recovery. Neither can we predict whether the easing of pandemic health restrictions will result in such a material resurgence in infections and fatalities as would cause governments to re-impose some or all prior or new restrictive measures, including business closures. See "Part II. Other Information - Item 1A. Risk Factors - The COVID-19 pandemic could materially adversely affect our business, financial position and results of operations".

Since the start of the COVID-19 pandemic, we have implemented a number of important health and safety measures at our operations both to protect our employees and to allow our mills to operate responsibly and efficiently

FORM 10-Q

QUARTERLY REPORT - PAGE 22

including with respect to social distancing, sanitation and personal protection equipment. Such measures include those recommended by governments and health agencies. We are constantly monitoring our operations and guidance from governmental and health organizations to ensure we take appropriate and necessary actions to protect our people.

During the second quarter of 2020, our average NBSK pulp sales realizations were approximately 2% higher compared to the first quarter of 2020 as a result of steady demand.

At the end of the current quarter, NBSK list prices in Europe and North America were approximately $840 per ADMT and $1,160 per ADMT, respectively. Commencing in 2020 only net prices (which are net of discounts, allowances and rebates) are published for China. At the end of the current quarter, NBSK net prices in China were approximately $555 per ADMT. NBHK list prices in North America were approximately $900 per ADMT and NBHK net prices in China were approximately $450 per ADMT.

As a result of the global economic uncertainty resulting from the COVID-19 pandemic including efforts to reopen economies and the seasonal third quarter slowdown, we are expecting an overall weakening in pulp demand in the upcoming quarter.

On the pulp supply side, to date various pulp mills globally have delayed their annual maintenance schedules due to the current pandemic. As a result, we currently expect mills to curtail production to implement such delayed maintenance in the later part of this year or the early part of next year.

In the second quarter of 2020, lumber sales realizations were flat from the first quarter of 2020. We currently expect strong lumber demand and higher lumber sales realizations in the U.S. market and steady demand and sales realizations in the European lumber market in the upcoming quarter.

FORM 10-Q

QUARTERLY REPORT - PAGE 23

Summary Financial Highlights

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands, other than per share amounts)
Statement of Operations Data
Pulp segment revenues	$298,046	$384,799	$601,651	$821,273
Wood products segment revenues	41,727	39,452	87,505	83,891
Corporate and other revenues	1,422	1,502	2,638	4,539
Total revenues	$341,195	$425,753	$691,794	$909,703

Pulp segment operating income	$8,110	$42,251	$29,549	$135,771
Wood products segment operating income (loss)	4,327	(89)	9,882	1,531
Corporate and other operating loss	(2,122)	(4,352)	(5,054)	(5,940)
Total operating income	$10,315	$37,810	$34,377	$131,362

Pulp segment depreciation and amortization	$27,219	$29,849	$57,590	$57,872
Wood products segment depreciation and amortization	2,804	2,010	5,181	3,921
Corporate and other depreciation and amortization	178	289	376	602
Total depreciation and amortization	$30,201	$32,148	$63,147	$62,395

Operating EBITDA(1)	$40,516	$69,958	$97,524	$193,757
Provision for income taxes	$(882)	$(10,433)	$(6,226)	$(34,857)
Net income (loss)	$(8,411)	$10,259	$(11,803)	$61,875
Net income (loss) per common share
Basic and diluted	$(0.13)	$0.16	$(0.18)	$0.94
Common shares outstanding at period end	65,868	65,629	65,868	65,629

(1)	The following table provides a reconciliation of net income (loss) to operating income and Operating EBITDA for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)
Net income (loss)	$(8,411)	$10,259	$(11,803)	$61,875
Provision for income taxes	882	10,433	6,226	34,857
Interest expense	20,108	18,369	40,192	36,920
Other income	(2,264)	(1,251)	(238)	(2,290)
Operating income	10,315	37,810	34,377	131,362
Add: Depreciation and amortization	30,201	32,148	63,147	62,395
Operating EBITDA	$40,516	$69,958	$97,524	$193,757

FORM 10-Q

QUARTERLY REPORT - PAGE 24

Selected Production, Sales and Other Data

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Pulp Segment
Pulp production ('000 ADMTs)
NBSK	423.8	452.8	879.0	913.4
NBHK	88.8	89.4	167.8	168.0
Annual maintenance downtime ('000 ADMTs)	11.3	7.5	13.6	7.5
Annual maintenance downtime (days)	15	15	17	15
Pulp sales ('000 ADMTs)
NBSK	422.6	438.5	860.9	905.4
NBHK	69.3	81.5	135.4	169.4
Average NBSK pulp prices ($/ADMT)(1)
Europe	850	997	842	1,051
China	572	630	573	665
North America	1,158	1,292	1,143	1,336
Average NBHK pulp prices ($/ADMT)(1)
China	465	607	463	651
North America	897	1,100	893	1,140
Average pulp sales realizations ($/ADMT)(2)
NBSK	573	699	567	729
NBHK	475	618	472	638
Energy production ('000 MWh)(3)	562.9	575.4	1,141.3	1,135.8
Energy sales ('000 MWh)(3)	222.0	231.9	453.7	443.7
Average energy sales realizations ($/MWh)(3)	85	93	90	94

Wood Products Segment
Lumber production (MMfbm)	113.5	100.8	229.8	211.5
Lumber sales (MMfbm)	109.0	101.5	226.7	210.7
Average lumber sales realizations ($/Mfbm)	345	348	347	354
Energy production and sales ('000 MWh)	22.7	24.1	45.4	46.4
Average energy sales realizations ($/MWh)	116	116	116	118

Average Spot Currency Exchange Rates
$ / €(4)	1.1016	1.1237	1.1019	1.1293
$ / C$(4)	0.7221	0.7475	0.7328	0.7497

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

Consolidated ‑ Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019

Total revenues for the three months ended June 30, 2020 decreased by approximately 20% to $341.2 million from $425.8 million in the same quarter of 2019 primarily due to lower pulp sales realizations and pulp sales volumes.

Costs and expenses in the current quarter decreased by approximately 15% to $330.9 million from $387.9 million in the second quarter of 2019 primarily due to lower per unit fiber costs and lower pulp sales volumes and the positive impact of a stronger dollar on our Canadian dollar and euro denominated costs and expenses.

In the second quarter of 2020, cost of sales depreciation and amortization decreased to $30.2 million from $32.0 million in the same quarter of 2019 primarily due to the positive impact of a stronger dollar.

FORM 10-Q

QUARTERLY REPORT - PAGE 25

Selling, general and administrative expenses decreased to $16.4 million in the second quarter of 2020 from $19.5 million in the same quarter of 2019 primarily due to lower stock based compensation expense and the positive impact of a stronger dollar.

In the second quarter of 2020, our operating income decreased by approximately 73% to $10.3 million from $37.8 million in the same quarter of 2019 primarily due to lower pulp sales realizations partially offset by lower per unit fiber costs and the positive impact of a stronger dollar.

Interest expense in the current quarter increased to $20.1 million from $18.4 million in the same quarter of 2019 primarily as a result of higher indebtedness.

During the second quarter of 2020, the provision for income taxes was $0.9 million primarily due to income before tax for our German operations only partially offset by tax recoveries for our Canadian operations. In the comparative quarter of 2019, the provision for income taxes was $10.4 million due to higher income.

For the second quarter of 2020, our net loss was $8.4 million, or $0.13 per share compared to net income of $10.3 million, or $0.16 per share, in the same quarter of 2019.

In the second quarter of 2020, Operating EBITDA decreased by approximately 42% to $40.5 million from $70.0 million in the same quarter of 2019 primarily due to lower pulp sales realizations partially offset by lower per unit fiber costs and the positive impact of a stronger dollar.

Operating Results by Business Segment

None of the income or loss items following operating income in our Interim Consolidated Statements of Operations are allocated to our segments, since those items are reviewed separately by management.

Pulp Segment ‑ Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019

Selected Financial Information

	Three Months Ended June 30,
	2020	2019
	(in thousands)
Pulp revenues	$276,919	$359,205
Energy and chemical revenues	$21,127	$25,594
Depreciation and amortization	$27,219	$29,849
Operating income	$8,110	$42,251

Pulp revenues in the second quarter of 2020 decreased by approximately 23% to $276.9 million from $359.2 million in the same quarter of 2019 due to lower sales realizations and sales volumes.

Energy and chemical revenues decreased by approximately 18% to $21.1 million in the second quarter of 2020 from $25.6 million in the same quarter of 2019 primarily due to lower chemical production at our German mills caused by processing dry beetle damaged wood and lower energy revenue at our Peace River mill.

NBSK pulp production declined 6% to 423,773 ADMTs in the current quarter from 452,835 ADMTs in the same quarter of 2019 primarily due to planned downtime at our pulp mills and modestly lower production at all our mills. In the current quarter of 2020, our pulp mills had 15 days of annual maintenance downtime (approximately 11,300 ADMTs) and our 50% joint venture Cariboo mill had four weeks of market related downtime. In the comparative quarter of 2019, the Cariboo mill had 15 days of scheduled maintenance downtime (approximately 7,500 ADMTs).

We estimate that annual maintenance downtime in the current quarter adversely impacted our operating income by approximately $4.5 million, comprised of approximately $2.0 million in direct out-of-pocket expenses and the balance in reduced production.

FORM 10-Q

QUARTERLY REPORT - PAGE 26

In the third quarter of 2020, our pulp mills have planned for six days of annual maintenance downtime or approximately 9,500 ADMTs. Further, as previously announced, starting in July 2020 our Celgar mill is taking 30 days of market related downtime.

NBSK pulp sales volumes decreased by approximately 4% to 422,586 ADMTs in the current quarter from 438,520 ADMTs in the same quarter of 2019 primarily due to lower production.

In the current quarter of 2020, prices for NBSK pulp decreased from the same quarter of 2019 largely as a result of high producer inventory levels. Average list prices for NBSK pulp in Europe and North America were approximately $850 per ADMT and $1,158 per ADMT, respectively in the second quarter of 2020 compared to approximately $997 per ADMT and $1,292 per ADMT, respectively, in the same quarter of 2019. NBSK net prices in China were approximately $572 per ADMT in the current quarter compared to approximately $630 per ADMT in the same quarter of 2019.

Average NBSK pulp sales realizations decreased by approximately 18% to $573 per ADMT in the second quarter of 2020 from approximately $699 per ADMT in the same quarter of 2019.

In the current quarter our Canadian mills recorded a non-cash write down of our inventory carrying values of $12.3 million as a result of lower pulp sales realizations and high fiber costs. In the same quarter of the prior year our Canadian mills recorded a non-cash write down of our inventory carrying values of $6.9 million.

In the current quarter of 2020 as a result of the effect of the stronger dollar on our Canadian dollar and euro denominated costs and expenses, we recorded a positive impact of approximately $5.3 million in operating income due to foreign exchange compared to the same quarter of 2019.

Costs and expenses in the current quarter decreased by approximately 15% to $290.1 million from $342.7 million in the second quarter of 2019 primarily due to lower per unit fiber costs, lower pulp sales volumes and the positive impact of a stronger dollar. In the current quarter of 2020 we received approximately $4.5 million of wage assistance under a Canadian wage subsidy program.

In the second quarter of 2020, depreciation and amortization decreased to $27.2 million from $29.8 million in the same quarter of 2019 primarily due to the positive impact of a stronger dollar.

On average, in the current quarter overall per unit fiber costs decreased by approximately 16% from the same quarter of 2019 due to lower per unit fiber costs for all of our mills. In the current quarter, per unit fiber costs for our German mills declined due to the continued availability of beetle damaged wood. For our Canadian mills, per unit fiber costs declined but remained at historically high levels due to strong demand for fiber in the mills' fiber procurement areas. We currently expect stable per unit fiber costs in the third quarter of 2020.

Transportation costs for our pulp segment decreased to $34.6 million in the current quarter from $36.3 million in the same quarter of 2019 primarily as a result of lower sales volumes.

In the second quarter of 2020, pulp segment operating income decreased to $8.1 million from $42.3 million in the same quarter of 2019 as lower pulp sales realizations were only partially offset by the positive impact of lower per unit fiber costs and a stronger dollar.

FORM 10-Q

QUARTERLY REPORT - PAGE 27

Wood Products Segment ‑ Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019

Selected Financial Information

	Three Months Ended June 30,
	2020	2019
	(in thousands)
Lumber revenues	$37,611	$35,322
Energy revenues	$2,629	$2,788
Wood residual revenues	$1,487	$1,342
Depreciation and amortization	$2,804	$2,010
Operating income (loss)	$4,327	$(89)

In the second quarter of 2020, lumber revenues increased 7% to $37.6 million from $35.3 million in the same quarter of 2019 due to higher sales volumes. In the current quarter approximately 38% of sales volumes were in the U.S. market and the majority of remaining sales were to Europe.

Energy and wood residual revenues were flat at $4.1 million.

Lumber production increased by approximately 13% to 113.5 MMfbm in the current quarter of 2020 from 100.8 MMfbm in the same quarter of 2019 primarily due to capital improvements.

Average lumber sales realizations were generally flat at approximately $345 per Mfbm in the second quarter of 2020 compared to approximately $348 per Mfbm in the same quarter of 2019 as higher pricing in the U.S. market was offset by lower pricing in Europe. U.S. lumber pricing increased due to stronger demand during the current quarter. European lumber pricing declined due to an increase in the supply of lumber processed from beetle damaged wood which generally obtains lower prices.

Fiber costs were approximately 70% of our lumber cash production costs in the current quarter. In the current quarter per unit fiber costs decreased by approximately 26% from the same quarter of 2019 primarily due to the availability of lower cost beetle damaged wood. We currently expect stable per unit fiber costs in the third quarter of 2020 due to the continuing availability of such wood.

In the second quarter of 2020, depreciation and amortization increased to $2.8 million from $2.0 million in the same quarter of 2019 primarily due to the completion of capital projects.

Transportation costs for our wood products segment in the second quarter of 2020 increased by approximately 22% to $7.2 million from $5.9 million in the same quarter of 2019 primarily due to higher sales volumes to the U.S.

In the second quarter of 2020, our wood products segment had operating income of $4.3 million compared to an operating loss of $0.1 million in the same quarter of 2019 primarily due to strong production and lower per unit fiber costs.

Consolidated ‑ Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019

Total revenues for the first half of 2020 decreased by approximately 24% to $691.8 million from $909.7 million in the first half of 2019 primarily due to lower pulp sales realizations and pulp sales volumes.

Costs and expenses in the first half of 2020 decreased by approximately 16% to $657.4 million from $778.3 million in the first half of 2019 primarily due to lower per unit fiber costs, lower pulp sales volumes and the positive impact of a stronger dollar on our Canadian dollar and euro denominated costs and expenses.

In the first half of 2020, cost of sales depreciation and amortization increased to $63.1 million from $62.2 million in the same period of 2019.

FORM 10-Q

QUARTERLY REPORT - PAGE 28

Selling, general and administrative expenses decreased to $33.9 million in the first half of 2020 from $36.7 million in the first half of 2019 primarily due to lower stock based compensation expense and the positive impact of a stronger dollar.

In the first half of 2020, our operating income decreased by approximately 74% to $34.4 million from $131.4 million in the same period of 2019 primarily due to lower pulp sales realizations and pulp sales volumes partially offset by lower per unit fiber costs and the positive impact of a stronger dollar.

Interest expense in the first half of 2020 increased to $40.2 million from $36.9 million in the same period of 2019 primarily as a result of higher indebtedness resulting from our issuance of an additional $100.0 million of senior notes in October 2019.

During the first half of 2020, the provision for income taxes was $6.2 million primarily due to income before tax for our German operations only partially offset by tax recoveries for our Canadian operations. In the same period of 2019, the provision for income taxes was $34.9 million due to higher income.

For the first half of 2020, our net loss was $11.8 million, or $0.18 per share compared to net income of $61.9 million, or $0.94 per share, in the same period of 2019.

In the first half of 2020, Operating EBITDA decreased by approximately 50% to $97.5 million from $193.8 million in the same period of 2019 primarily due to lower pulp sales realizations and pulp sales volumes partially offset by lower per unit fiber costs and the positive impact of a stronger dollar versus the Canadian dollar and euro.

Pulp Segment ‑ Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019

Selected Financial Information

	Six Months Ended June 30,
	2020	2019
	(in thousands)
Pulp revenues	$555,867	$772,518
Energy and chemical revenues	$45,784	$48,755
Depreciation and amortization	$57,590	$57,872
Operating income	$29,549	$135,771

Pulp revenues in the first half of 2020 decreased by approximately 28% to $555.9 million from $772.5 million in the same period of 2019 due to lower sales realizations and sales volumes.

Energy and chemical revenues decreased by approximately 6% to $45.8 million in the first half of 2020 from $48.8 million in the same period of 2019 primarily due to lower chemical production caused by our German mills processing dry beetle damaged wood.

NBSK pulp production declined approximately 4% to 878,965 ADMTs in the first half of 2020 from 913,448 ADMTs in the same period of 2019 primarily due to 17 days of annual maintenance downtime (approximately 13,600 ADMTs) and four weeks of planned market related downtime at our 50% joint venture Cariboo mill and modestly lower production at our German and Peace River mills. In the first half of 2019, the Cariboo mill had 15 days of scheduled maintenance downtime (approximately 7,500 ADMTs).

We estimate that annual maintenance downtime in the first half of 2020 adversely impacted our operating income by approximately $5.5 million, comprised of approximately $2.4 million in direct out-of-pocket expenses and the balance in reduced production.

NBSK pulp sales volumes decreased by approximately 5% to 860,912 ADMTs in the first half of 2020 from 905,413 ADMTs in the same period of 2019 primarily due to lower production.

FORM 10-Q

QUARTERLY REPORT - PAGE 29

In the first half of 2020, prices for NBSK pulp decreased from the same period of 2019, largely as a result of high producer inventory levels and market uncertainty due to the COVID-19 pandemic. Average list prices for NBSK pulp in Europe and North America were approximately $842 per ADMT and $1,143 per ADMT, respectively in the first half of 2020 compared to approximately $1,051 per ADMT and $1,336 per ADMT, respectively, in the same period of 2019. NBSK net prices in China were approximately $573 per ADMT in the first half of 2020 compared to approximately $665 per ADMT in the first half of 2019.

Average NBSK pulp sales realizations decreased by approximately 22% to $567 per ADMT in the first half of 2020 from approximately $729 per ADMT in the same period of 2019.

In the first half of 2020, our Canadian mills recorded non-cash write downs of our inventory carrying values of $18.0 million as a result of lower pulp sales realizations and high fiber costs. In the same period of 2019 our Canadian mills recorded a non-cash write down of our inventory carrying values of $6.9 million.

In the first half of 2020 primarily as a result of the effect of the strengthening dollar on our Canadian dollar and euro denominated costs and expenses, we recorded a positive impact of approximately $22.0 million in operating income due to foreign exchange compared to the same period of 2019.

Costs and expenses in the first half of 2020 decreased by approximately 17% to $572.4 million from $685.9 million in the first half of 2019 primarily due to lower pulp sales volumes, lower per unit fiber costs and the positive impact of a stronger dollar. In the first half of 2020 we have received approximately $4.5 million of wage assistance under a Canadian wage subsidy program.

In the first half of 2020, depreciation and amortization decreased to $57.6 million from $57.9 million in the same period of 2019.

On average, in the first half of 2020 overall per unit fiber costs decreased by approximately 14% from the same period of 2019 primarily due to lower per unit fiber costs at our German mills. In the first half of 2020, per unit fiber costs for our German mills declined due to the continued availability of beetle damaged wood. For our Canadian mills, per unit fiber costs modestly declined but remained at historically high levels due to strong demand for fiber in the mills' fiber procurement areas.

Transportation costs for our pulp segment decreased to $70.2 million in the first half of 2020 from $74.2 million in the same period of 2019 primarily as a result of lower sales volumes.

In the first half of 2020, pulp segment operating income decreased to $29.5 million from $135.8 million in the same period of 2019 as lower pulp sales realizations and pulp sales volumes were only partially offset by the positive impact of lower per unit fiber costs and a stronger dollar.

Wood Products Segment ‑ Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019

Selected Financial Information

	Six Months Ended June 30,
	2020	2019
	(in thousands)
Lumber revenues	$78,597	$74,485
Energy revenues	$5,260	$5,454
Wood residual revenues	$3,648	$3,952
Depreciation and amortization	$5,181	$3,921
Operating income	$9,882	$1,531

FORM 10-Q

QUARTERLY REPORT - PAGE 30

In the first half of 2020, lumber revenues increased approximately 6% to $78.6 million from $74.5 million in the same period of 2019 due to higher sales volumes. In the first half of 2020 approximately 34% of sales volumes were in the U.S. market and the majority of remaining sales were to Europe.

Energy and wood residual revenues decreased approximately 5% to $8.9 million in the first half of 2020 from $9.4 million in the same period of 2019 primarily due to lower sales realizations for wood residuals.

Lumber production increased by approximately 9% to 229.8 MMfbm in the first half of 2020 from 211.5 MMfbm in the same period of 2019 primarily due to capital improvements.

Average lumber sales realizations decreased by approximately 2% to $347 per Mfbm in the first half of 2020 from approximately $354 per Mfbm in the same period of 2019 primarily due to lower pricing in Europe partially offset by higher pricing in the U.S. market. European lumber pricing declined due to an increase in the supply of lumber processed from beetle damaged wood which generally obtains lower prices. U.S. lumber pricing increased due to stronger demand.

Fiber costs were approximately 70% of our lumber cash production costs in the first half of 2020. In the first half of 2020 per unit fiber costs decreased by approximately 26% from the same period of 2019 primarily due to the availability of lower cost beetle damaged wood. We currently expect stable per unit fiber costs in the third quarter of 2020 due to the continuing availability of beetle damaged wood.

In the first half of 2020, depreciation and amortization increased to $5.2 million from $3.9 million in the same period of 2019 primarily due to the completion of capital projects.

Transportation costs for our wood products segment in the first half of 2020 increased by approximately 16% to $14.0 million from $12.1 million in the same period of 2019 primarily due to higher sales volumes to the U.S.

In the first half of 2020, our wood products segment had operating income of $9.9 million compared to $1.5 million in the same period of 2019 primarily due to strong production and lower per unit fiber costs.

Liquidity and Capital Resources

Summary of Cash Flows

	Six Months Ended June 30,
	2020	2019
	(in thousands)
Net cash from (used in) operating activities	$(5,737)	$130,907
Net cash used in investing activities	(44,242)	(45,206)
Net cash from (used in) financing activities	4,902	(68,730)
Effect of exchange rate changes on cash and cash equivalents	(2,674)	(140)
Net increase (decrease) in cash and cash equivalents	$(47,751)	$16,831

We operate in a cyclical industry and our operating cash flows vary accordingly. Our principal operating cash expenditures are for fiber, labor and chemicals. Working capital levels fluctuate throughout the year and are affected by maintenance downtime, changing sales patterns, seasonality and the timing of receivables and sales and the payment of payables and expenses.

FORM 10-Q

QUARTERLY REPORT - PAGE 31

Cash Flows from Operating Activities. Cash used in operating activities was $5.7 million in the six months ended June 30, 2020 compared to cash provided by operating activities of $130.9 million in the comparative period of 2019. An increase in accounts receivable used cash of $6.0 million in the six months ended June 30, 2020 compared to $24.1 million in the same period of 2019. An increase in inventories used cash of $6.7 million in the six months ended June 30, 2020 compared to a decrease in inventories providing cash of $13.4 million in the same period of 2019. A decrease in accounts payable and accrued expenses used cash of $49.8 million in the six months ended June 30, 2020 compared to an increase in accounts payable and accrued expenses providing cash of $4.0 million in the same period of 2019.

Cash Flows from Investing Activities. Investing activities in the six months ended June 30, 2020 used cash of $44.2 million primarily related to capital expenditures of $44.6 million. In the six months ended June 30, 2020, capital expenditures included the Phase II expansion and optimization project at our Friesau sawmill, additional land for fiber storage at the Stendal mill and other smaller maintenance and optimization projects. In the six months ended June 30, 2019, investing activities used cash of $45.2 million primarily related to capital expenditures of $44.4 million. In the first half of 2019, capital expenditures included the planer line replacement project at our Friesau sawmill, wastewater improvement projects at our German pulp mills and large maintenance projects at our Celgar mill.

Cash Flows from Financing Activities. In the first half of 2020, financing activities provided cash of $4.9 million primarily from $25.6 million of borrowings under our revolving credit facilities. In the six months ended June 30, 2020 we paid dividends of $9.0 million and used $0.2 million to repurchase common shares. In the first half of 2019, financing activities used cash of $68.7 million primarily to repay $58.4 million under our revolving credit facilities. In the six months ended June 30, 2019, we received $6.3 million of government grants to finance greenhouse gas reduction capital projects at the Peace River mill, paid dividends of $8.2 million and used $0.8 million to repurchase common shares.

Balance Sheet Data

The following table is a summary of selected financial information as of the dates indicated:

	June 30,	December 31,
	2020	2019
	(in thousands)
Cash and cash equivalents	$303,334	$351,085
Working capital	$586,682	$588,385
Total assets	$1,973,609	$2,065,720
Long-term liabilities	$1,282,395	$1,259,005
Total equity	$494,260	$550,403

Sources and Uses of Funds

Our principal sources of funds are cash flows from operations and cash and cash equivalents on hand. Our principal uses of funds consist of operating expenditures, capital expenditures and interest payments on our senior notes.

FORM 10-Q

QUARTERLY REPORT - PAGE 32

The following table sets out our total capital expenditures and interest expense for the periods indicated:

	Six Months Ended June 30,
	2020	2019
	(in thousands)
Capital expenditures	$44,562	$44,368
Cash paid for interest expense(1)	$38,228	$22,885
Interest expense(2)	$40,192	$36,920

(1)	Amounts differ from interest expense which includes non-cash items. See supplemental disclosure of cash flow information from our Interim Consolidated Statements of Cash Flows included in this report.
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

As of June 30, 2020 we had cash and cash equivalents of $303.3 million and approximately $263.5 million available under our revolving credit facilities and as a result aggregate liquidity of about $566.8 million.

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

As of June 30, 2020, we were in full compliance with all of the covenants of our indebtedness.

Off-Balance Sheet Arrangements

At June 30, 2020, we did not have any off-balance sheet arrangements (as defined in Item 303(a)(4)(ii) of Regulation S-K).

Contractual Obligations and Commitments

There were no material changes outside the ordinary course to any of our material contractual obligations during the six months ended June 30, 2020.

FORM 10-Q

QUARTERLY REPORT - PAGE 33

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

As a result of the strengthening of the dollar versus the Canadian dollar and euro as of June 30, 2020, we recorded a non-cash decrease of $30.8 million in the carrying value of our net assets, consisting primarily of our fixed assets denominated in Canadian dollars and euros. This non-cash decrease does not affect our net income (loss), Operating EBITDA or cash but is reflected in our other comprehensive income (loss) and as a decrease to our total equity. As a result, our accumulated other comprehensive loss increased to $147.3 million.

Based upon the exchange rate as of June 30, 2020, the dollar was flat against the euro and has strengthened by approximately 5% against the Canadian dollar since December 31, 2019. See "Quantitative and Qualitative Disclosures about Market Risk".

Credit Rating of Senior Notes

We and our Senior Notes are rated by Standard & Poor's Rating Services, referred to as "S&P", and Moody's Investors Service, Inc., referred to as "Moody's".

In July 2020 Moody's confirmed its rating on our Senior Notes is Ba3 and its outlook is stable. In April 2020, S&P reduced its rating on our Senior Notes to B+ from BB- and its outlook to negative from stable. Its recovery rating remained unchanged at "3". Credit ratings are not recommendations to buy, sell or hold securities and may be subject to revision or withdrawal by the assigning rating organization. Each rating should be evaluated independently of any other rating.

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

QUARTERLY REPORT - PAGE 35

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

QUARTERLY REPORT - PAGE 36

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

The outbreak of COVID-19 in late 2019 initially in China and its subsequent spread globally through 2020 has resulted in significant and widespread global infections and fatalities. In March 2020, the World Health Organization declared the spread of the COVID-19 virus a pandemic. The rapid spread of the virus has resulted in various federal, state and provincial governments declaring emergency measures and the implementation of numerous measures to attempt to contain the virus, including travel bans and restrictions, quarantines, business closures, shelter in place orders and other shutdowns and restrictions.

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

Commencing around the end of the second quarter of 2020, many countries have taken measures to ease restrictions on economic and social activities to, among other things, reopen their economies by allowing businesses to restart and encourage economic recovery. The results of such economic measures and the reopening have varied from country to country, with certain countries currently reporting relatively stable infection rates and others, such as the United States, reporting a spike in infections and fatalities. Currently we are unable to predict the outcome or pace of such economic reopening and the strength or timing of any recovery. Neither can we predict whether the easing of pandemic health restrictions will result in such a material resurgence in infections and fatalities as would cause governments to re-impose some or all prior or new restrictive measures, including business closures.

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

The magnitude and duration of the disruption and resulting decline in business activity resulting from the COVID-19 pandemic is currently uncertain. The extent to which the COVID-19 pandemic impacts our business, operations and financial results will depend on numerous evolving factors that we may not be able to accurately predict, including:

FORM 10-Q

QUARTERLY REPORT - PAGE 40

•	the duration and scope of the pandemic;

•	governmental, business and individuals' actions that have been and may in the future be taken in response to the pandemic including any resurgence or additional waves of viral infection;

•	the impact of the pandemic on economic activity and actions taken in response including the recent easing of health and safety restrictions, measures and closures to reopen economies;

•	any resurgence in infections and fatalities resulting from recent efforts of governments to reopen economies;

•	any additional waves of the virus;

•	if any successful treatment option or vaccine will be developed and, if so, when will they be widely available;

•	the effect on our customers' demand for pulp and wood products;

•	our vendors' ability to supply us with raw materials;

•	the availability of logistics networks, our ability to ship our products to customers and the availability of any required contractors to perform maintenance services;

•	the ability of our customers to pay for our products; and

•	any closures of our and our customers' facilities and offices.

The effect of the pandemic, including remote working arrangements for employees, has also increased the risk of cyberattacks on, and other material breaches of, our and our third party service providers' information technology systems.

Any of these events could cause or contribute to the risks and uncertainties enumerated in our annual report on Form 10-K for the year ended December 31, 2019 and could materially adversely affect our business, financial position and results of operations.

ITEM 2.	UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

In May 2019, our board of directors authorized a common stock repurchase program under which we may purchase up to $50 million of our shares which expired in May 2020. Repurchases may be made from time to time under the program through open market or in privately negotiated transactions, through block trades or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 under the Exchange Act. The repurchase program was subject to market conditions, applicable legal requirements and other factors.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program
March 1 - March 31, 2020	23,584	$6.84	23,584	$49,084,880

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

FORM 10-Q

QUARTERLY REPORT - PAGE 41

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

None.

FORM 10-Q

QUARTERLY REPORT - PAGE 42

ITEM 6.	EXHIBITS

Exhibit No.	Description

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1*	Section 906 Certification of Chief Executive Officer

32.2*	Section 906 Certification of Chief Financial Officer

101

The following financial information from the Quarterly Report on Form 10-Q for the fiscal period ended June 30, 2020 of Mercer International Inc., formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Interim Consolidated Statements of Operations; (ii) Interim Consolidated Statements of Comprehensive Income (Loss); (iii) Interim Consolidated Balance Sheets; (iv) Interim Consolidated Statements of Changes in Shareholders' Equity; (v) Interim Consolidated Statements of Cash Flows; and (vi) Notes to the Interim Consolidated Financial Statements.

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 has been formatted in Inline XBRL.

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

Date: July 30, 2020

FORM 10-Q

QUARTERLY REPORT - PAGE 44