Form 10-Q
period 2020-09-30
MERCER INTERNATIONAL INC.
filed 2020-10-29
CIK 1333274

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

The Registrant had 65,868,086 shares of common stock outstanding as of October 28, 2020.

PART I. FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

MERCER INTERNATIONAL INC.

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020

(Unaudited)

FORM 10-Q

QUARTERLY REPORT - PAGE 2

MERCER INTERNATIONAL INC.

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands of U.S. dollars, except per share data)

	Three Months Ended September 30		Nine Months Ended September 30
	2020	2019	2020	2019
Revenues	$333,151	$383,536	$1,024,945	$1,293,239
Costs and expenses
Cost of sales, excluding depreciation and amortization	272,165	314,894	832,554	994,360
Cost of sales depreciation and amortization	31,862	31,934	94,952	94,108
Selling, general and administrative expenses	15,388	17,961	49,326	54,662
Operating income	13,736	18,747	48,113	150,109
Other income (expenses)
Interest expense	(19,864)	(18,183)	(60,056)	(55,103)
Other income	11,898	887	12,136	3,177
Total other expenses, net	(7,966)	(17,296)	(47,920)	(51,926)
Income before income taxes	5,770	1,451	193	98,183
Income tax recovery (provision)	1,775	(244)	(4,451)	(35,101)
Net income (loss)	$7,545	$1,207	$(4,258)	$63,082
Net income (loss) per common share
Basic and diluted	$0.11	$0.02	$(0.06)	$0.96
Dividends declared per common share	$0.0650	$0.1375	$0.2675	$0.4000

INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands of U.S. dollars)

	Three Months Ended September 30		Nine Months Ended September 30
	2020	2019	2020	2019
Net income (loss)	$7,545	$1,207	$(4,258)	$63,082
Other comprehensive income (loss), net of taxes
Foreign currency translation adjustment	52,280	(48,538)	21,488	(28,285)
Change in unrecognized losses and prior service costs related to defined benefit pension plans, net of tax of $nil (2019 - $7 and $43, respectively)	8	39	31	134
Other comprehensive income (loss), net of taxes	52,288	(48,499)	21,519	(28,151)
Total comprehensive income (loss)	$59,833	$(47,292)	$17,261	$34,931

See accompanying Notes to the Interim Consolidated Financial Statements.

FORM 10-Q

QUARTERLY REPORT - PAGE 3

MERCER INTERNATIONAL INC.

INTERIM CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

	September 30,	December 31,
	2020	2019
ASSETS
Current assets
Cash and cash equivalents	$345,580	$351,085
Accounts receivable, net	202,619	208,740
Inventories	269,864	272,599
Prepaid expenses and other	16,417	12,273
Total current assets	834,480	844,697
Property, plant and equipment, net	1,065,345	1,074,242
Investment in joint ventures	47,865	53,122
Amortizable intangible assets, net	50,132	53,371
Operating lease right-of-use assets	12,932	13,004
Other long-term assets	32,744	26,038
Deferred income tax	1,237	1,246
Total assets	$2,044,735	$2,065,720
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and other	$199,992	$255,544
Pension and other post-retirement benefit obligations	724	768
Total current liabilities	200,716	256,312
Debt	1,124,202	1,087,932
Pension and other post-retirement benefit obligations	24,613	25,489
Finance lease liabilities	39,741	31,103
Operating lease liabilities	9,912	10,520
Other long-term liabilities	14,213	14,114
Deferred income tax	80,631	89,847
Total liabilities	1,494,028	1,515,317
Shareholders’ equity
Common shares $1 par value; 200,000,000 authorized; 65,868,000 issued and outstanding (2019 – 65,629,000)	65,800	65,598
Additional paid-in capital	345,583	344,994
Retained earnings	234,365	256,371
Accumulated other comprehensive loss	(95,041)	(116,560)
Total shareholders’ equity	550,707	550,403
Total liabilities and shareholders’ equity	$2,044,735	$2,065,720

Commitments and contingencies (Note 13)
Subsequent event (Note 7)

See accompanying Notes to the Interim Consolidated Financial Statements.

FORM 10-Q

QUARTERLY REPORT - PAGE 4

MERCER INTERNATIONAL INC.

INTERIM CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(Unaudited)

(In thousands of U.S. dollars)

	Common shares
	Number (thousands of shares)	Amount, at Par Value	Additional Paid -in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Three Months Ended September 30:
Balance as of June 30, 2020	65,868	$65,800	$344,688	$231,101	$(147,329)	$494,260
Stock compensation expense	—	—	895	—	—	895
Net income	—	—	—	7,545	—	7,545
Dividends declared	—	—	—	(4,281)	—	(4,281)
Other comprehensive income	—	—	—	—	52,288	52,288
Balance as of September 30, 2020	65,868	$65,800	$345,583	$234,365	$(95,041)	$550,707

Balance as of June 30, 2019	65,629	$65,598	$342,815	$345,934	$(107,822)	$646,525
Stock compensation expense	—	—	1,179	—	—	1,179
Net income	—	—	—	1,207	—	1,207
Dividends declared	—	—	—	(9,025)	—	(9,025)
Other comprehensive loss	—	—	—	—	(48,499)	(48,499)
Balance as of September 30, 2019	65,629	$65,598	$343,994	$338,116	$(156,321)	$591,387

Nine Months Ended September 30:
Balance as of December 31, 2019	65,629	$65,598	$344,994	$256,371	$(116,560)	$550,403
Shares issued on grants of restricted shares	68	31	(31)	—	—	—
Shares issued on grants of performance share units	195	195	(195)	—	—	—
Stock compensation expense	—	—	815	—	—	815
Net loss	—	—	—	(4,258)	—	(4,258)
Dividends declared	—	—	—	(17,610)	—	(17,610)
Repurchase of common shares	(24)	(24)	—	(138)	—	(162)
Other comprehensive income	—	—	—	—	21,519	21,519
Balance as of September 30, 2020	65,868	$65,800	$345,583	$234,365	$(95,041)	$550,707

Balance as of December 31, 2018	65,202	$65,171	$342,438	$301,990	$(128,170)	$581,429
Shares issued on grants of restricted shares	31	31	(31)	—	—	—
Shares issued on grants of performance share units	449	449	(449)	—	—	—
Stock compensation expense	—	—	2,036	—	—	2,036
Net income	—	—	—	63,082	—	63,082
Dividends declared	—	—	—	(26,255)	—	(26,255)
Repurchase of common shares	(53)	(53)	—	(701)	—	(754)
Other comprehensive loss	—	—	—	—	(28,151)	(28,151)
Balance as of September 30, 2019	65,629	$65,598	$343,994	$338,116	$(156,321)	$591,387

See accompanying Notes to the Interim Consolidated Financial Statements.

FORM 10-Q

QUARTERLY REPORT - PAGE 5

MERCER INTERNATIONAL INC.

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands of U.S. dollars)

	Three Months Ended September 30		Nine Months Ended September 30
	2020	2019	2020	2019
Cash flows from (used in) operating activities
Net income (loss)	$7,545	$1,207	$(4,258)	$63,082
Adjustments to reconcile net income (loss) to cash flows from operating activities
Depreciation and amortization	31,884	32,052	95,031	94,447
Deferred income tax provision (recovery)	(4,255)	(1,706)	(10,330)	2,359
Inventory impairment	8,000	6,900	25,998	13,800
Defined benefit pension plans and other post-retirement benefit plan expense	769	866	2,270	2,582
Stock compensation expense	895	1,179	815	2,036
Gain on sale of investments	(15,443)	—	(15,443)	—
Foreign exchange transaction losses (gains)	3,384	(8,873)	4,120	369
Other	(1,801)	2,887	(2,993)	4,331
Defined benefit pension plans and other post-retirement benefit plan contributions	(783)	(1,200)	(2,495)	(2,628)
Changes in working capital
Accounts receivable	17,226	41,381	11,238	17,232
Inventories	(8,031)	2,342	(20,443)	15,714
Accounts payable and accrued expenses	(4,219)	(16,691)	(54,000)	(12,667)
Other	(6,683)	(3,483)	(6,759)	(12,889)
Net cash from (used in) operating activities	28,488	56,861	22,751	187,768
Cash flows from (used in) investing activities
Purchase of property, plant and equipment	(14,639)	(37,049)	(59,201)	(81,417)
Purchase of amortizable intangible assets	(30)	(215)	(557)	(710)
Purchase of investments	—	—	(9,370)	—
Proceeds from sale of investments	21,540	—	21,540	—
Other	396	162	1,243	(181)
Net cash from (used in) investing activities	7,267	(37,102)	(46,345)	(82,308)
Cash flows from (used in) financing activities
Proceeds from (repayment of) revolving credit facilities, net	8,750	—	34,359	(58,404)
Dividend payments	(4,282)	(9,025)	(13,329)	(17,231)
Repurchase of common shares	—	—	(162)	(754)
Payment of debt issuance costs	—	(369)	—	(1,126)
Proceeds from government grants	—	147	299	6,467
Other	(302)	(1,735)	(2,729)	(8,664)
Net cash from (used in) financing activities	4,166	(10,982)	18,438	(79,712)
Effect of exchange rate changes on cash and cash equivalents	2,325	(1,200)	(349)	(1,340)
Net increase (decrease) in cash and cash equivalents	42,246	7,577	(5,505)	24,408
Cash and cash equivalents, beginning of period	303,334	257,322	351,085	240,491
Cash and cash equivalents, end of period	$345,580	$264,899	$345,580	$264,899

Supplemental cash flow disclosure
Cash paid for interest	$38,029	$32,857	$76,257	$55,742
Cash paid for income taxes	$2,916	$3,337	$17,797	$42,074
Supplemental schedule of non-cash investing and financing activities:
Leased production equipment	$510	$—	$11,206	$—

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

Impact of the COVID-19 Pandemic

The Company is subject to risks and uncertainties as a result of the COVID-19 pandemic. The extent of the impact of the COVID-19 pandemic on the Company's business is highly uncertain and difficult to predict, as the response to the pandemic and information continues to evolve. In mid-2020, many countries eased restrictions on economic and social activities to, among other things, reopen their economies by allowing businesses to restart and encourage economic recovery. Recently there has been a widespread increase or "second wave" in reported infections including in Europe and the U.S. In response, various countries including in Europe have announced the re-imposition of some restrictions on social, business and other activities. Such economic disruption could have a material adverse effect on our business.

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

FORM 10-Q

QUARTERLY REPORT - PAGE 8

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Note 2. Inventories

Inventories as of September 30, 2020 and December 31, 2019, were comprised of the following:

	September 30,	December 31,
	2020	2019
Raw materials	$64,104	$99,754
Finished goods	102,570	77,815
Spare parts and other	103,190	95,030
	$269,864	$272,599

For the three and nine month periods ended September 30, 2020, as a result of low pulp prices and high fiber costs for the Canadian mills, the Company recorded inventory impairment charges of $8,000 and $25,998, respectively at certain Canadian mills (2019 – $6,900 and $13,800). These charges were recorded in "Cost of sales, excluding depreciation and amortization" in the Interim Consolidated Statements of Operations. As of September 30, 2020, $4,853 of the write-down was recorded against raw materials inventory and $3,147 was recorded against finished goods inventory. As of December 31, 2019, the Company recorded a $3,500 write-down against raw materials inventory and a $5,700 write-down against finished goods inventory.

Note 3. Accounts Payable and Other

Accounts payable and other as of September 30, 2020 and December 31, 2019, was comprised of the following:

	September 30,	December 31,
	2020	2019
Trade payables	$62,169	$73,721
Accrued expenses	93,517	111,696
Interest payable	14,908	33,198
Income tax payable	14,453	28,080
Other	14,945	8,849
	$199,992	$255,544

Note 4. Debt

Debt as of September 30, 2020 and December 31, 2019, was comprised of the following:

	September 30,	December 31,
	2020	2019
2024 Senior Notes, principal amount $250,000 (a)	$247,478	$246,911
2025 Senior Notes, principal amount $550,000 (a)	546,306	545,665
2026 Senior Notes, principal amount $300,000 (a)	295,933	295,356
Credit arrangements
€200 million joint revolving credit facility (b)	—	—
C$60 million revolving credit facility (c)	22,490	—
C$60 million revolving credit facility (d)	11,995	—
€2.6 million demand loan (e)	—	—
	$1,124,202	$1,087,932

FORM 10-Q

QUARTERLY REPORT - PAGE 9

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Note 4. Debt (continued)

The maturities of the principal portion of debt as of September 30, 2020 were as follows:

2020	$—
2021	—
2022	—
2023	11,995
2024	272,490
Thereafter	850,000
$1,134,485

Certain of the Company's debt instruments were issued under agreements which, among other things, may limit its ability and the ability of its subsidiaries to make certain payments, including dividends. These limitations are subject to specific exceptions. As of September 30, 2020, the Company was in compliance with the terms of its debt agreements.

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

(b)

A €200.0 million joint revolving credit facility with all of the Company's German mills that matures in December 2023. Borrowings under the facility are unsecured and bear interest at Euribor plus a variable margin ranging from 1.05% to 2.00% dependent on conditions including but not limited to a prescribed leverage ratio. As of September 30, 2020, approximately €13.8 million ($16,142) of this facility was supporting bank guarantees and approximately €186.2 million ($218,018) was available.

(c)

A C$60.0 million revolving credit facility for MPR that matures in February 2024. The facility is available by way of: (i) Canadian denominated advances, which bear interest at a designated prime rate per annum; (ii) banker's acceptance equivalent loans, which bear interest at the applicable Canadian dollar banker's acceptance plus 1.25% to 1.50% per annum; (iii) dollar denominated base rate advances at the greater of the federal funds rate plus 0.50%, a designated LIBOR rate plus 1.00% and the bank's applicable reference rate for U.S. dollar loans; and (iv) dollar LIBOR advances, which bear interest at LIBOR plus 1.25% to 1.50% per annum. Borrowings under the facility are collateralized by, among other things, the mill's inventories and accounts receivable. As of September 30, 2020, approximately C$30.0 million ($22,490) of this facility was drawn and accruing interest at a rate of 1.73%, approximately C$0.9 million ($695) was supporting letters of credit and approximately C$29.1 million ($21,795) was available.

(d)

In June 2020, Celgar amended its revolving credit facility agreement to increase the principal amount to C$60.0 million. The revolving credit facility matures in July 2023. Borrowings under the facility are collateralized by the mill's inventories, accounts receivable, general intangibles and capital assets and are restricted by a borrowing base calculated on the mill's inventories and accounts receivable. The facility is available by way of: (i) Canadian and U.S. denominated advances, which bear interest at a designated prime rate less 0.125% to plus 0.125% per annum; (ii) banker's acceptance equivalent loans, which bear interest at the applicable Canadian dollar banker's acceptance plus 1.25% to 1.625% per annum; and (iii) dollar LIBOR advances, which bear interest at LIBOR plus 1.25% to 1.625% per annum. As of September 30, 2020, approximately C$16.0 million ($11,995) of this facility was drawn and accruing interest at a rate of 1.86%, approximately C$1.7 million ($1,274) was supporting letters of credit and approximately C$20.3 million ($15,194) was available.

(e)

A €2.6 million demand loan at the Rosenthal mill that does not have a maturity date. Borrowings under this facility are unsecured and bear interest at the rate of the three-month Euribor plus 2.50%. As of September 30, 2020, approximately €2.6 million ($2,988) of this facility was supporting bank guarantees and approximately $nil was available.

FORM 10-Q

QUARTERLY REPORT - PAGE 11

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Note 5. Pension and Other Post-Retirement Benefit Obligations

Defined Benefit Plans

Pension benefits are based on employees' earnings and years of service. The defined benefit plans are funded by contributions from the Company based on actuarial estimates and statutory requirements. The components of the net benefit costs for the Celgar and MPR defined benefit plans, in aggregate for the three and nine month periods ended September 30, 2020 and 2019 were as follows:

	Three Months Ended September 30,
	2020		2019
	Pension	Other Post- Retirement Benefits	Pension	Other Post- Retirement Benefits
Service cost	$857	$65	$721	$68
Interest cost	848	97	883	137
Expected return on plan assets	(1,106)	—	(1,009)	—
Amortization of unrecognized items	232	(224)	236	(170)
Net benefit costs	$831	$(62)	$831	$35

	Nine Months Ended September 30,
	2020		2019
	Pension	Other Post- Retirement Benefits	Pension	Other Post- Retirement Benefits
Service cost	$2,530	$192	$2,148	$203
Interest cost	2,502	286	2,632	410
Expected return on plan assets	(3,271)	—	(3,008)	—
Amortization of unrecognized items	693	(662)	704	(507)
Net benefit costs	$2,454	$(184)	$2,476	$106

The components of the net benefit costs other than service cost are recorded in "Other income" in the Interim Consolidated Statements of Operations. The amortization of unrecognized items relates to net actuarial losses and prior service costs.

Defined Contribution Plan

Effective December 31, 2008, the defined benefit plans at the Celgar mill were closed to new members. In addition, the related defined benefit service accrual ceased on December 31, 2008, and members began to receive pension benefits, at a fixed contractual rate, under a new defined contribution plan effective January 1, 2009. During the three and nine month periods ended September 30, 2020, the Company made contributions of $320 and $791, respectively to this plan (2019 – $242 and $988).

Multiemployer Plan

The Company participates in a multiemployer plan for the hourly-paid employees at the Celgar mill. The contributions to the plan are determined based on a percentage of pensionable earnings pursuant to a collective bargaining agreement. The Company has no current or future contribution obligations in excess of the contractual contributions. During the three and nine month periods ended September 30, 2020, the Company made contributions of $475 and $1,481, respectively to this plan (2019 – $598 and $1,569).

FORM 10-Q

QUARTERLY REPORT - PAGE 12

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Note 6. Income Taxes

Differences between the U.S. Federal statutory and the Company's effective rates for the three and nine month periods ended September 30, 2020 and 2019, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
U.S. Federal statutory rate	21%	21%	21%	21%
U.S. Federal statutory rate on income before income taxes	$(1,212)	$(304)	$(41)	$(20,618)
Tax differential on foreign income	611	(1,177)	(1,270)	(9,539)
Effect of foreign earnings (a)	468	892	(2,402)	(11,148)
Valuation allowance	(919)	(8,934)	(4,084)	(5,173)
Tax benefit of partnership structure	935	960	2,805	2,881
Non-taxable foreign subsidies	734	1,571	2,098	2,965
True-up of prior year taxes	(1,996)	6,733	(2,150)	5,612
Other	3,154	15	593	(81)
	$1,775	$(244)	$(4,451)	$(35,101)
Comprised of:
Current income tax provision	$(2,480)	$(1,950)	$(14,781)	$(32,742)
Deferred income tax recovery (provision)	4,255	1,706	10,330	(2,359)
	$1,775	$(244)	$(4,451)	$(35,101)

(a)	Primarily due to the impact of the global intangible low-taxed income provision in the Tax Cuts and Jobs Act of 2017.

Note 7. Shareholders' Equity

Dividends

During the nine month period ended September 30, 2020, the Company's board of directors declared the following quarterly dividends:

Date Declared	Dividend Per Common Share	Amount
February 13, 2020	$0.1375	$9,047
April 30, 2020	0.0650	4,282
July 30, 2020	0.0650	4,281
	$0.2675	$17,610

On October 29, 2020, the Company's board of directors declared a quarterly dividend of $0.065 per common share. Payment of the dividend will be made on December 30, 2020 to all shareholders of record on December 23, 2020. Future dividends are subject to approval by the board of directors and may be adjusted as business and industry conditions warrant.

Share Repurchase Program

In May 2019, the Company's board of directors authorized a common stock repurchase program, under which the Company may repurchase up to $50,000 of its shares, which expired in May 2020. During the nine month period ended September 30, 2020, prior to the expiration the Company paid $162 to acquire 23,584 common shares at an average repurchase price of $6.84. The shares were retired upon repurchase.

FORM 10-Q

QUARTERLY REPORT - PAGE 13

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Note 7. Shareholders' Equity (continued)

Stock Based Compensation

In June 2010, the Company adopted a stock incentive plan which provides for options, restricted stock rights, restricted shares, performance shares, performance share units ("PSUs") and stock appreciation rights to be awarded to employees, consultants and non-employee directors. During the three and nine month periods ended September 30, 2020, there were no issued and outstanding options, restricted stock rights, performance shares or stock appreciation rights. As of September 30, 2020, after factoring in all allocated shares, there remain approximately 1.7 million common shares available for grant.

PSUs

PSUs comprise rights to receive common shares at a future date that are contingent on the Company and the grantee achieving certain performance objectives. The performance objective period is generally three years. For the three and nine month periods ended September 30, 2020, the Company recognized an expense of $757 and $444, respectively related to PSUs (2019 – $1,066 and $1,669).

The following table summarizes PSU activity during the period:

Number of PSUs
Outstanding as of January 1, 2020	1,764,976
Granted	1,140,834
Vested and issued	(194,948)
Forfeited	(319,780)
Outstanding as of September 30, 2020	2,391,082

Restricted Shares

Restricted shares generally vest at the end of one year. For the three and nine month periods ended September 30, 2020, the Company recognized an expense of $138 and $371, respectively related to restricted shares (2019 - $113 and $367). As of September 30, 2020, the total remaining unrecognized compensation cost related to restricted shares amounted to approximately $367 which will be amortized over the remaining vesting periods.

The following table summarizes restricted share activity during the period:

Number of Restricted Shares
Outstanding as of January 1, 2020	31,405
Granted	68,140
Vested	(31,405)
Outstanding as of September 30, 2020	68,140

FORM 10-Q

QUARTERLY REPORT - PAGE 14

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Note 8. Net Income (Loss) Per Common Share

The reconciliation of basic and diluted net income (loss) per common share for the three and nine month periods ended September 30, 2020 and 2019 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income (loss)
Basic and diluted	$7,545	$1,207	$(4,258)	$63,082

Net income (loss) per common share
Basic and diluted	$0.11	$0.02	$(0.06)	$0.96

Weighted average number of common shares outstanding:
Basic (a)	65,799,946	65,598,177	65,757,921	65,538,037
Effect of dilutive instruments:
PSUs	79,489	372,495	—	358,851
Restricted shares	11,413	3,198	—	13,437
Diluted	65,890,848	65,973,870	65,757,921	65,910,325

(a)

For the three and nine month periods ended September 30, 2020, the basic weighted average number of common shares outstanding excludes 68,140 restricted shares which have been issued, but have not vested as of September 30, 2020 (2019 – 31,405 restricted shares).

The calculation of diluted net income (loss) per common share does not assume the exercise of any instruments that would have an anti-dilutive effect on net income (loss) per common share. Instruments excluded from the calculation of net income (loss) per common share because they were anti-dilutive for the three and nine month periods ended September 30, 2020 and 2019 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
PSUs	—	—	2,391,082	—
Restricted shares	—	—	68,140	—

Note 9. Accumulated Other Comprehensive Loss

The change in the accumulated other comprehensive loss by component (net of tax) for the nine month period ended September 30, 2020 was as follows:

	Foreign Currency Translation Adjustment	Defined Benefit Pension and Other Post- Retirement Benefit Items	Total
Balance as of January 1, 2020	$(114,709)	$(1,851)	$(116,560)
Other comprehensive income before reclassifications	21,488	—	21,488
Amounts reclassified from accumulated other comprehensive loss	—	31	31
Other comprehensive income, net of taxes	21,488	31	21,519
Balance as of September 30, 2020	$(93,221)	$(1,820)	$(95,041)

FORM 10-Q

QUARTERLY REPORT - PAGE 15

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Note 10. Related Party Transactions

The Company enters into related party transactions with its joint ventures. For the three and nine month periods ended September 30, 2020, pulp purchases from the Company's 50% owned Cariboo mill, which are transacted at the Cariboo mill's cost, were $20,717 and $54,253, respectively (2019 – $21,232 and $76,388) and as of September 30, 2020 the Company had a receivable balance from the Cariboo mill of $4,482 (December 31, 2019 – $3,462). For the three and nine month periods ended September 30, 2020, services from the Company's 50% owned logging and chipping operation, which are transacted at arm's length negotiated prices, were $3,265 and $11,543, respectively (2019 – $3,074 and $11,923) and as of September 30, 2020 the Company had a payable balance to the operation of $463 (December 31, 2019 – $1,151).

Note 11. Segment Information

The Company is managed based on the primary products it manufactures: pulp and wood products. Accordingly, the Company's four pulp mills and its 50% interest in the Cariboo mill are aggregated into the pulp segment, and the Friesau sawmill is a separate reportable segment, wood products. The Company's sandalwood business is included in corporate and other as it does not meet the criteria to be reported as a separate reportable segment.

None of the income or loss items following operating income in the Company's Interim Consolidated Statements of Operations are allocated to the segments, as those items are reviewed separately by management.

Information about certain segment data for the three and nine month periods ended September 30, 2020 and 2019, was as follows:

Three Months Ended September 30, 2020	Pulp	Wood Products	Corporate and Other	Consolidated
Revenues from external customers	$274,916	$57,053	$1,182	$333,151
Operating income (loss)	$3,753	$11,963	$(1,980)	$13,736
Depreciation and amortization	$28,251	$3,446	$187	$31,884
Revenues by major products
Pulp	$253,056	$—	$—	$253,056
Lumber	—	53,612	—	53,612
Energy and chemicals	21,860	2,226	1,182	25,268
Wood residuals	—	1,215	—	1,215
Total revenues	$274,916	$57,053	$1,182	$333,151
Revenues by geographical markets (a)
U.S.	$29,295	$31,466	$540	$61,301
Germany	79,535	11,744	—	91,279
China	83,554	—	—	83,554
Other countries	82,532	13,843	642	97,017
Total revenues	$274,916	$57,053	$1,182	$333,151

(a)	Sales are attributed to countries based on the ship-to location provided by the customer.

FORM 10-Q

QUARTERLY REPORT - PAGE 16

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Note 11. Segment Information (continued)

Three Months Ended September 30, 2019	Pulp	Wood Products	Corporate and Other	Consolidated
Revenues from external customers	$345,060	$36,458	$2,018	$383,536
Operating income (loss)	$21,386	$544	$(3,183)	$18,747
Depreciation and amortization	$29,744	$2,016	$292	$32,052
Revenues by major products
Pulp	$322,707	$—	$—	$322,707
Lumber	—	32,687	—	32,687
Energy and chemicals	22,353	1,621	2,018	25,992
Wood residuals	—	2,150	—	2,150
Total revenues	$345,060	$36,458	$2,018	$383,536
Revenues by geographical markets (a)
U.S.	$30,693	$13,027	$—	$43,720
Germany	97,339	11,915	—	109,254
China	113,578	—	—	113,578
Other countries	103,450	11,516	2,018	116,984
Total revenues	$345,060	$36,458	$2,018	$383,536

(a)	Sales are attributed to countries based on the ship-to location provided by the customer.

Nine Months Ended September 30, 2020	Pulp	Wood Products	Corporate and Other	Consolidated
Revenues from external customers	$876,567	$144,558	$3,820	$1,024,945
Operating income (loss)	$33,302	$21,845	$(7,034)	$48,113
Depreciation and amortization	$85,841	$8,627	$563	$95,031
Total assets (a)	$1,767,397	$99,743	$177,595	$2,044,735
Revenues by major products
Pulp	$808,923	$—	$—	$808,923
Lumber	—	132,209	—	132,209
Energy and chemicals	67,644	7,486	3,820	78,950
Wood residuals	—	4,863	—	4,863
Total revenues	$876,567	$144,558	$3,820	$1,024,945
Revenues by geographical markets (b)
U.S.	$102,813	$66,710	$1,701	$171,224
Germany	246,775	38,941	—	285,716
China	247,916	—	—	247,916
Other countries	279,063	38,907	2,119	320,089
Total revenues	$876,567	$144,558	$3,820	$1,024,945

(a)	Total assets for the pulp segment includes the Company's $47,865 investment in joint ventures, primarily for the Cariboo mill.
(b)	Sales are attributed to countries based on the ship-to location provided by the customer.

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
Revenues by geographical markets (a)
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

Revenues between segments are accounted for at prices that approximate fair value. These include revenues from the sale of residual fiber from the wood products segment to the pulp segment for use in the pulp production process and from the sale of residual fuel from the pulp segment to the wood products segment for use in energy production. For the three and nine month periods ended September 30, 2020, the pulp segment sold $42 and $388, respectively of residual fuel to the wood products segment (2019 – $59 and $423) and the wood products segment sold $2,246 and $9,676, respectively of residual fiber to the pulp segment (2019 – $2,360 and $11,713).

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

The estimated fair values of the Company's outstanding debt under the fair value hierarchy as of September 30, 2020 and December 31, 2019 were as follows:

	Fair value measurements as of September 30, 2020 using:
Description	Level 1	Level 2	Level 3	Total
Revolving credit facilities	$—	$34,485	$—	$34,485
Senior Notes	—	1,095,500	—	1,095,500
	$—	$1,129,985	$—	$1,129,985

	Fair value measurements as of December 31, 2019 using:
Description	Level 1	Level 2	Level 3	Total
Senior Notes	$—	$1,156,673	$—	$1,156,673

The carrying value of the revolving credit facilities classified as Level 2 approximates the fair value as the variable interest rates reflect current interest rates for financial instruments with similar characteristics and maturities.

The fair value of the Senior Notes classified as Level 2 was determined using quoted prices in a dealer market, or using recent market transactions. The Company's Senior Notes are not carried at fair value on the Interim Consolidated Balance Sheets as of September 30, 2020 or December 31, 2019. However, fair value disclosure is required. The carrying value of the Company's Senior Notes, net of note issuance costs and premium is $1,089,717 as of September 30, 2020 (December 31, 2019 – $1,087,932).

For the three and nine month periods ended September 30, 2020, the Company recognized a realized gain of $15,443 on the sale of investments in “Other income” in the Interim Consolidated Statements of Operations.

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

The carrying amount of cash and cash equivalents of $345,580 and accounts receivable of $202,619 recorded in the Interim Consolidated Balance Sheet, net of any allowances for losses, represents the Company’s maximum exposure to credit risk.

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

Operating EBITDA does not reflect the impact of a number of items that affect our net income (loss), including financing costs and the effect of derivative instruments. Operating EBITDA is not a measure of financial performance under GAAP, and should not be considered as an alternative to net income (loss) or operating income as a measure of performance, or as an alternative to net cash from (used in) operating activities as a measure of liquidity. Operating EBITDA is an internal measure and therefore may not be comparable to other companies.

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

In this document: (i) unless the context otherwise requires, references to “we”, “our”, “us”, the “Company” or “Mercer” mean Mercer International Inc. and its subsidiaries; (ii) references to “Mercer Inc.” mean the Company excluding its subsidiaries; (iii) information is provided as of September 30, 2020, unless otherwise stated; (iv) our reporting currency is dollars and references to “€” mean euros and “C$” mean Canadian dollars; (v) “ADMTs” refers to air-dried metric tonnes; (vi) “NBSK” refers to northern bleached softwood kraft; (vii) “NBHK” refers to northern bleached hardwood kraft; (viii) “MW” refers to megawatts and “MWh” refers to megawatt hours; (ix) “Mfbm” refers to thousand board feet of lumber and “MMfbm” mean million board feet of lumber; and (x) our lumber metrics are converted from cubic meters to Mfbm using a conversion ratio of 1.6 cubic meters to one Mfbm, which is the ratio commonly used in the industry.

Due to rounding, numbers presented throughout this report may not add up precisely to totals we provide and percentages may not precisely reflect the absolute figure.

The following discussion and analysis of our results of operations and financial condition for the three and nine months ended September 30, 2020 should be read in conjunction with our Interim Consolidated Financial Statements and related notes included in this quarterly report, as well as our most recent annual report on Form 10-K for the fiscal year ended December 31, 2019 filed with the Securities and Exchange Commission, referred to as the “SEC”.

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

Current Market Environment

The COVID-19 pandemic continues to cause significant widespread global infections and fatalities. It has materially adversely affected global economic activity, caused significant market volatility and resulted in numerous governments declaring emergencies and implementing measures, such as travel bans, quarantines, business closures, shelter-in-place and other restrictions.

In mid-2020, many countries eased restrictions on economic and social activities to, among other things, reopen their economies by allowing businesses to restart and encourage economic recovery. The results of such economic measures and the reopening have varied from country to country.

Recently there has been a widespread increase or “second wave” in reported infections including in Europe and the United States. In response, various countries including in Europe have announced the re-imposition of some restrictions on social, business and other activities. Currently we are unable to predict the impact of the recent resurgence in infections, the extent of measures governments may take in response thereto, including imposing some or all prior or new restrictive measures, including business closures, or the overall impact on global economic activity, including the pace of any economic recovery. See “Part II. Other Information – Item 1A. Risk Factors – The COVID-19 pandemic could materially adversely affect our business, financial position and results of operations”.

FORM 10-Q

QUARTERLY REPORT - PAGE 22

We are continuing with important health and safety measures at our operations to protect our employees and to allow our mills to operate responsibly and efficiently including with respect to social distancing, sanitation and personal protection equipment. Further, we are constantly monitoring our operations and guidance from governmental and health organizations to ensure we take appropriate and necessary actions to protect our people.

During the third quarter of 2020, our average NBSK pulp sales realizations were approximately 2% lower compared to the second quarter of 2020 as a result of market uncertainty.

At the end of the current quarter, NBSK list prices in Europe and North America were approximately $840 per ADMT and $1,130 per ADMT, respectively. Commencing in 2020 only net prices (which are net of discounts, allowances and rebates) are published for China. At the end of the current quarter, NBSK net prices in China were approximately $590 per ADMT. NBHK list prices in North America were approximately $860 per ADMT and NBHK net prices in China were approximately $445 per ADMT.

Although there is continued economic uncertainty resulting from the COVID-19 pandemic, we are currently expecting generally stable pulp demand during the fourth quarter of 2020 with some modest price improvements due to improving global economic activity, particularly in China.

On the pulp supply side, to date various pulp mills globally have delayed their annual maintenance schedules due to the COVID-19 pandemic. As a result, we currently expect mills to curtail production to implement such delayed maintenance in the later part of this year or the early part of next year.

In the third quarter of 2020, lumber sales realizations increased by approximately 31% from the second quarter of 2020 due to strong demand from the U.S. market. We currently expect continuing strong lumber demand and lumber prices in the U.S. market and steady demand and modestly improving sales realizations in the European lumber market in the upcoming quarter.

FORM 10-Q

QUARTERLY REPORT - PAGE 23

Summary Financial Highlights

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands, other than per share amounts)
Statement of Operations Data
Pulp segment revenues	$274,916	$345,060	$876,567	$1,166,333
Wood products segment revenues	57,053	36,458	144,558	120,349
Corporate and other revenues	1,182	2,018	3,820	6,557
Total revenues	$333,151	$383,536	$1,024,945	$1,293,239

Pulp segment operating income	$3,753	$21,386	$33,302	$157,157
Wood products segment operating income	11,963	544	21,845	2,075
Corporate and other operating loss	(1,980)	(3,183)	(7,034)	(9,123)
Total operating income	$13,736	$18,747	$48,113	$150,109

Pulp segment depreciation and amortization	$28,251	$29,744	$85,841	$87,616
Wood products segment depreciation and amortization	3,446	2,016	8,627	5,937
Corporate and other depreciation and amortization	187	292	563	894
Total depreciation and amortization	$31,884	$32,052	$95,031	$94,447

Operating EBITDA(1)	$45,620	$50,799	$143,144	$244,556
Income tax recovery (provision)	$1,775	$(244)	$(4,451)	$(35,101)
Net income (loss)	$7,545	$1,207	$(4,258)	$63,082
Net income (loss) per common share
Basic and diluted	$0.11	$0.02	$(0.06)	$0.96
Common shares outstanding at period end	65,868	65,629	65,868	65,629

(1)	The following table provides a reconciliation of net income (loss) to operating income and Operating EBITDA for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Net income (loss)	$7,545	$1,207	$(4,258)	$63,082
Income tax provision (recovery)	(1,775)	244	4,451	35,101
Interest expense	19,864	18,183	60,056	55,103
Other income	(11,898)	(887)	(12,136)	(3,177)
Operating income	13,736	18,747	48,113	150,109
Add: Depreciation and amortization	31,884	32,052	95,031	94,447
Operating EBITDA	$45,620	$50,799	$143,144	$244,556

FORM 10-Q

QUARTERLY REPORT - PAGE 24

Selected Production, Sales and Other Data

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Pulp Segment
Pulp production (‘000 ADMTs)
NBSK	400.2	441.7	1,279.1	1,355.1
NBHK	79.8	75.3	247.6	243.3
Annual maintenance downtime (‘000 ADMTs)	15.0	14.1	28.6	21.6
Annual maintenance downtime (days)	10	13	27	28
Pulp sales (‘000 ADMTs)
NBSK	369.9	451.2	1,230.8	1,356.6
NBHK	100.1	91.0	235.4	260.4
Average NBSK pulp prices ($/ADMT)(1)
Europe	840	860	841	987
China	572	555	572	628
North America	1,133	1,170	1,139	1,281
Average NBHK pulp prices ($/ADMT)(1)
China	443	477	456	593
North America	868	970	885	1,083
Average pulp sales realizations ($/ADMT)(2)
NBSK	562	609	565	689
NBHK	424	499	451	589
Energy production (‘000 MWh)(3)	529.2	572.5	1,670.5	1,708.3
Energy sales (‘000 MWh)(3)	215.5	224.7	669.3	668.4
Average energy sales realizations ($/MWh)(3)	96	89	92	92

Wood Products Segment
Lumber production (MMfbm)	96.8	96.6	326.6	308.0
Lumber sales (MMfbm)	118.5	97.0	345.2	307.7
Average lumber sales realizations ($/Mfbm)	453	337	383	348
Energy production and sales (‘000 MWh)	17.8	13.9	63.3	60.4
Average energy sales realizations ($/MWh)	125	116	118	117

Average Spot Currency Exchange Rates
$ / €(4)	1.1698	1.1120	1.1248	1.1234
$ / C$(4)	0.7508	0.7573	0.7388	0.7523

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

Consolidated – Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019

Total revenues for the three months ended September 30, 2020 decreased by approximately 13% to $333.2 million from $383.5 million in the same quarter of 2019 primarily due to lower pulp sales volumes and pulp sales realizations partially offset by higher lumber sales realizations and volumes.

Costs and expenses in the current quarter decreased by approximately 12% to $319.4 million from $364.8 million in the third quarter of 2019 primarily due to lower pulp sales volumes, per unit fiber costs and maintenance costs partially offset by the negative impact of a weaker dollar primarily on our euro denominated costs and expenses.

In the third quarter of 2020, cost of sales depreciation and amortization was flat at $31.9 million when compared to the same quarter of 2019.

FORM 10-Q

QUARTERLY REPORT - PAGE 25

Selling, general and administrative expenses decreased by approximately 14% to $15.4 million in the third quarter of 2020 from $18.0 million in the same quarter of 2019 primarily due to cost reduction initiatives.

In the third quarter of 2020, our operating income decreased by approximately 27% to $13.7 million from $18.7 million in the same quarter of 2019 primarily due to lower pulp sales realizations and the negative impact of a weaker dollar primarily on our euro denominated costs and expenses partially offset by lower per unit fiber costs and significantly higher wood products segment operating income.

Interest expense in the current quarter increased to $19.9 million from $18.2 million in the same quarter of 2019 primarily as a result of higher indebtedness.

In the third quarter of 2020, other income increased to $11.9 million from $0.9 million in the same quarter of 2019 primarily as a result of $15.4 million of realized gains on the sale of investments in the current quarter.

During the third quarter of 2020, we had a recovery for income taxes of $1.8 million primarily due to the income tax recoveries for our Canadian operations only partially offset by the tax provision for our German operations. In the comparative quarter of 2019, the provision for income taxes was $0.2 million.

For the third quarter of 2020, our net income was $7.5 million, or $0.11 per share compared to $1.2 million, or $0.02 per share, in the same quarter of 2019.

In the third quarter of 2020, Operating EBITDA decreased by approximately 10% to $45.6 million from $50.8 million in the same quarter of 2019 primarily due to lower pulp sales realizations and the negative impact of a weaker dollar primarily on our euro denominated costs and expenses partially offset by lower per unit fiber costs and higher lumber sales realizations.

Operating Results by Business Segment

None of the income or loss items following operating income in our Interim Consolidated Statements of Operations are allocated to our segments, since those items are reviewed separately by management.

Pulp Segment – Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019

Selected Financial Information

	Three Months Ended September 30,
	2020	2019
	(in thousands)
Pulp revenues	$253,056	$322,707
Energy and chemical revenues	$21,860	$22,353
Depreciation and amortization	$28,251	$29,744
Operating income	$3,753	$21,386

Pulp revenues in the third quarter of 2020 decreased by approximately 22% to $253.1 million from $322.7 million in the same quarter of 2019 due to lower sales volumes and sales realizations.

Energy and chemical revenues decreased by approximately 2% to $21.9 million in the third quarter of 2020 from $22.4 million in the same quarter of 2019 primarily due lower chemical production at our German mills. In September 2020, our Celgar mill finalized a new electricity purchase agreement with the local utility for the sale of electricity from the mill to replace its expiring agreement. The new agreement is for a ten-year term and provides for the sale of approximately 80% of the mill’s surplus power at about 80% of the previous price but provides us with greater flexibility and optionality to pursue and effect “market” sales and other strategic initiatives with respect to the mill’s surplus power.

NBSK pulp production declined approximately 9% to 400,172 ADMTs in the current quarter from 441,672 ADMTs in the same quarter of 2019 primarily due to market related downtime at our Celgar mill. In the current quarter of

FORM 10-Q

QUARTERLY REPORT - PAGE 26

2020, our pulp mills had ten days of annual maintenance downtime (approximately 15,000 ADMTs) and in July 2020 our Celgar mill had 30 days of market related downtime. In the comparative quarter of 2019, our pulp mills had 13 days of scheduled maintenance downtime (approximately 14,100 ADMTs).

We estimate that annual maintenance downtime in the current quarter adversely impacted our operating income by approximately $7.5 million, comprised of approximately $4.4 million in direct out-of-pocket expenses and the balance in reduced production.

In the fourth quarter of 2020, our pulp mills currently have 17 days of planned annual maintenance downtime (approximately 19,600 ADMTs).

NBSK pulp sales volumes decreased by approximately 18% to 369,913 ADMTs in the current quarter from 451,171 ADMTs in the same quarter of 2019 primarily due to lower production and modestly lower sales for all of our mills.

In the current quarter of 2020, overall prices for NBSK pulp were generally flat from the same quarter of 2019. Average list prices for NBSK pulp in Europe and North America were approximately $840 per ADMT and $1,133 per ADMT, respectively in the third quarter of 2020 compared to approximately $860 per ADMT and $1,170 per ADMT, respectively, in the same quarter of 2019. Average NBSK net prices in China were approximately $572 per ADMT in the current quarter compared to approximately $555 per ADMT in the same quarter of 2019.

Average NBSK pulp sales realizations decreased by approximately 8% to $562 per ADMT in the third quarter of 2020 from approximately $609 per ADMT in the same quarter of 2019.

In the current quarter of 2020 our Canadian mills recorded a non-cash write down of our inventory carrying values of $8.0 million as a result of low pulp sales realizations and high per unit fiber costs. In the same quarter of the prior year our Canadian mills recorded a non-cash write down of our inventory carrying values of $6.9 million.

In the current quarter of 2020 primarily as a result of the effect of the weaker dollar on our euro denominated costs and expenses, we recorded a negative impact of approximately $15.8 million in operating income due to foreign exchange compared to the same quarter of 2019.

Costs and expenses in the current quarter decreased by approximately 16% to $271.2 million from $323.7 million in the third quarter of 2019 primarily due to lower pulp sales volumes, per unit fiber costs and maintenance costs partially offset by the negative impact of a weaker dollar. In the current quarter of 2020 we received approximately $3.5 million of wage assistance under a Canadian government wage subsidy program.

In the third quarter of 2020, depreciation and amortization decreased to $28.3 million from $29.7 million in the same quarter of 2019.

In the current quarter per unit fiber costs decreased by approximately 12% from the same quarter of 2019 due to lower per unit fiber costs for all of our mills. In the current quarter, per unit fiber costs for our German mills declined due to the continued availability of beetle damaged wood. For our Canadian mills, per unit fiber costs declined due to increased sawmill activity but remained at historically high levels due to strong demand for fiber in the mills’ fiber procurement areas. We currently expect stable per unit fiber costs in the fourth quarter of 2020.

Transportation costs for our pulp segment decreased to $32.6 million in the current quarter from $37.2 million in the same quarter of 2019 primarily as a result of lower sales volumes.

In the third quarter of 2020, pulp segment operating income decreased to $3.8 million from $21.4 million in the same quarter of 2019 as lower pulp sales realizations and the negative impact of a weaker dollar were only partially offset by the positive impact of lower per unit fiber costs and lower maintenance costs.

FORM 10-Q

QUARTERLY REPORT - PAGE 27

Wood Products Segment – Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019

Selected Financial Information

	Three Months Ended September 30,
	2020	2019
	(in thousands)
Lumber revenues	$53,612	$32,687
Energy revenues	$2,226	$1,621
Wood residual revenues	$1,215	$2,150
Depreciation and amortization	$3,446	$2,016
Operating income	$11,963	$544

In the third quarter of 2020, lumber revenues increased by approximately 64% to $53.6 million from $32.7 million in the same quarter of 2019 due to higher sales realizations and sales volumes. In the current quarter, U.S. markets were particularly robust with approximately 59% of our lumber revenues and 39% of lumber sales volumes to such market. The majority of the balance of our lumber sales were to Europe.

Energy and wood residual revenues in the third quarter of 2020 decreased by approximately 11% to $3.4 million from $3.8 million in the same quarter of 2019 primarily due to a lower realized sales price for wood residuals.

Lumber production was flat at 96.8 MMfbm in the current quarter of 2020 from 96.6 MMfbm in the same quarter of 2019. In the current quarter of 2020, our mill had approximately ten days of planned downtime for our sawmill upgrade project.

Average lumber sales realizations increased by approximately 34% to $453 per Mfbm in the third quarter of 2020 from approximately $337 per Mfbm in the same quarter of 2019 primarily due to higher pricing in the U.S. market. U.S. lumber pricing increased due to strong demand during the current quarter. European lumber pricing modestly decreased due to the supply of lumber processed from beetle damaged wood which generally obtains a lower price.

Fiber costs were approximately 70% of our lumber cash production costs in the current quarter. In the third quarter of 2020 per unit fiber costs decreased by approximately 6% from the same period of 2019 primarily due to the availability of lower cost beetle damaged wood. We currently expect stable per unit fiber costs in the fourth quarter of 2020 due to the continuing availability of beetle damaged wood.

In the third quarter of 2020, depreciation and amortization increased to $3.4 million from $2.0 million in the same quarter of 2019 primarily due to the completion of capital projects.

Transportation costs for our wood products segment in the third quarter of 2020 increased by approximately 43% to $8.0 million from $5.6 million in the same quarter of 2019 primarily due to higher sales volumes to the U.S.

In the third quarter of 2020, our wood products segment had record operating income of $12.0 million compared to $0.5 million in the same quarter of 2019 primarily due to a higher lumber realized sales price.

Consolidated – Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019

Total revenues for the nine months ended September 30, 2020 decreased by approximately 21% to $1,024.9 million from $1,293.2 million in the nine months ended September 30, 2019 primarily due to lower pulp sales realizations and pulp sales volumes partially offset by higher lumber sales volumes and realizations.

Costs and expenses in the nine months ended September 30, 2020 decreased by approximately 15% to $976.8 million from $1,143.1 million in the nine months ended September 30, 2019 primarily due to lower pulp sales volumes, per unit fiber costs and maintenance costs.

FORM 10-Q

QUARTERLY REPORT - PAGE 28

In the nine months ended September 30, 2020, cost of sales depreciation and amortization increased to $95.0 million from $94.1 million in the same period of 2019.

Selling, general and administrative expenses decreased to $49.3 million in the nine months ended September 30, 2020 from $54.7 million in the same period of 2019 primarily due to cost reduction initiatives and lower stock based compensation expense.

In the nine months ended September 30, 2020, operating income decreased by approximately 68% to $48.1 million from $150.1 million in the same period of 2019 primarily due to lower pulp sales realizations and pulp sales volumes partially offset by lower per unit fiber costs, lower maintenance costs and significantly higher wood products segment operating income.

Interest expense in the nine months ended September 30, 2020 increased to $60.1 million from $55.1 million in the same period of 2019 primarily as a result of higher indebtedness resulting from our issuance of an additional $100.0 million of senior notes in October 2019.

Other income in the nine months ended September 30, 2020 increased to $12.1 million from $3.2 million in the same period of 2019 primarily due to $15.4 million of realized gains on the sale of investments.

During the nine months ended September 30, 2020, the provision for income taxes was $4.5 million primarily due to income before tax for our German operations only partially offset by tax recoveries for our Canadian operations. In the same period of 2019, the provision for income taxes was $35.1 million due to higher income.

For the nine months ended September 30, 2020, our net loss was $4.3 million, or $0.06 per share compared to net income of $63.1 million, or $0.96 per share, in the same period of 2019.

In the nine months ended September 30, 2020, Operating EBITDA decreased by approximately 41% to $143.1 million from $244.6 million in the same period of 2019 primarily due to lower pulp sales realizations and pulp sales volumes partially offset by lower per unit fiber costs, lower maintenance costs and higher lumber sales realizations.

Pulp Segment – Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019

Selected Financial Information

	Nine Months Ended September 30,
	2020	2019
	(in thousands)
Pulp revenues	$808,923	$1,095,225
Energy and chemical revenues	$67,644	$71,108
Depreciation and amortization	$85,841	$87,616
Operating income	$33,302	$157,157

Pulp revenues in the nine months ended September 30, 2020 decreased by approximately 26% to $808.9 million from $1,095.2 million in the same period of 2019 due to lower sales realizations and sales volumes.

Energy and chemical revenues decreased by approximately 5% to $67.6 million in the nine months ended September 30, 2020 from $71.1 million in the same period of 2019 primarily due to lower chemical production caused by our German mills processing dry beetle damaged wood.

NBSK pulp production declined approximately 6% to 1,279,137 ADMTs in the nine months ended September 30, 2020 from 1,355,120 ADMTs in the same period of 2019. In the current period, we had annual maintenance downtime of 27 days (approximately 28,600 ADMTs) and planned market related downtime of 30 days at our Celgar mill and four weeks at our 50% joint venture Cariboo mill compared to 28 days (approximately 21,600 ADMTs) of scheduled maintenance downtime in the same period of 2019. We estimate that annual maintenance downtime in the nine months ended September 30, 2020 adversely impacted our operating income by approximately

FORM 10-Q

QUARTERLY REPORT - PAGE 29

$13.1 million, comprised of approximately $6.8 million in direct out-of-pocket expenses and the balance in reduced production.

NBSK pulp sales volumes decreased by approximately 9% to 1,230,825 ADMTs in the nine months ended September 30, 2020 from 1,356,584 ADMTs in the same period of 2019 primarily due to lower production.

In the nine months ended September 30, 2020, prices for NBSK pulp decreased from the same period of 2019, largely as a result of high producer inventory levels and market uncertainty due to the COVID-19 pandemic. Average list prices for NBSK pulp in Europe and North America were approximately $841 per ADMT and $1,139 per ADMT, respectively in the nine months ended September 30, 2020 compared to approximately $987 per ADMT and $1,281 per ADMT, respectively, in the same period of 2019. Average NBSK net prices in China were approximately $572 per ADMT in the nine months ended September 30, 2020 compared to approximately $628 per ADMT in the nine months ended September 30, 2019.

Average NBSK pulp sales realizations decreased by approximately 18% to $565 per ADMT in the nine months ended September 30, 2020 from approximately $689 per ADMT in the same period of 2019.

In the nine months ended September 30, 2020, our Canadian mills recorded non-cash write downs of our inventory carrying values of $26.0 million as a result of lower pulp sales realizations and high fiber costs. In the same period of 2019 our Canadian mills recorded a non-cash write down of our inventory carrying values of $13.8 million.

In the nine months ended September 30, 2020, primarily as a result of the effect of the strengthening dollar on our Canadian dollar denominated costs and expenses, we recorded a positive impact of approximately $5.8 million in operating income due to foreign exchange compared to the same period of 2019.

Costs and expenses in the nine months ended September 30, 2020 decreased by approximately 16% to $843.7 million from $1,009.6 million in the nine months ended September 30, 2019 primarily due to lower pulp sales volumes, per unit fiber costs and maintenance costs. In the nine months ended September 30, 2020 we have received approximately $8.0 million of wage assistance under a Canadian government wage subsidy program.

In the nine months ended September 30, 2020, depreciation and amortization decreased to $85.8 million from $87.6 million in the same period of 2019.

On average, in the nine months ended September 30, 2020 overall per unit fiber costs decreased by approximately 13% from the same period of 2019 due to lower per unit fiber costs at all of our mills. In the nine months ended September 30, 2020, per unit fiber costs for our German mills declined due to the continued availability of beetle damaged wood. For our Canadian mills, per unit fiber costs declined due to increased sawmill activity but remained at historically high levels due to strong demand for fiber in the mills’ fiber procurement areas.

Transportation costs for our pulp segment decreased to $102.8 million in the nine months ended September 30, 2020 from $111.4 million in the same period of 2019 primarily as a result of lower sales volumes.

In the nine months ended September 30, 2020, pulp segment operating income decreased to $33.3 million from $157.2 million in the same period of 2019 as lower pulp sales realizations and pulp sales volumes were only partially offset by the positive impact of lower per unit fiber costs and lower maintenance costs.

FORM 10-Q

QUARTERLY REPORT - PAGE 30

Wood Products Segment – Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019

Selected Financial Information

	Nine Months Ended September 30,
	2020	2019
	(in thousands)
Lumber revenues	$132,209	$107,172
Energy revenues	$7,486	$7,075
Wood residual revenues	$4,863	$6,102
Depreciation and amortization	$8,627	$5,937
Operating income	$21,845	$2,075

In the nine months ended September 30, 2020, lumber revenues increased approximately 23% to $132.2 million from $107.2 million in the same period of 2019 due to higher sales volumes and a higher realized sales price. Overall, in the nine months ended September 30, 2020, U.S. markets were strong with approximately 50% of our lumber revenues and 36% of sales volumes to such market. The majority of the balance of our lumber sales were to Europe.

Energy and wood residual revenues decreased approximately 7% to $12.3 million in the nine months ended September 30, 2020 from $13.2 million in the same period of 2019 primarily due to lower sales realizations for wood residuals.

Lumber production increased by approximately 6% to 326.6 MMfbm in the nine months ended September 30, 2020 from 308.0 MMfbm in the same period of 2019 primarily due to capital improvements. In the nine months ended September 30, 2020, our mill had approximately ten days of planned downtime for our sawmill upgrade project.

Average lumber sales realizations increased by approximately 10% to $383 per Mfbm in the nine months ended September 30, 2020 from approximately $348 per Mfbm in the same period of 2019 due to higher pricing in the U.S. market resulting from strong demand only partially offset by lower pricing in Europe. European lumber pricing declined due to an increase in the supply of lumber processed from beetle damaged wood which generally obtains lower prices.

Fiber costs were approximately 70% of our lumber cash production costs in the nine months ended September 30, 2020. In the nine months ended September 30, 2020 per unit fiber costs decreased by approximately 21% from the same period of 2019 primarily due to the availability of lower cost beetle damaged wood. We currently expect stable per unit fiber costs in the fourth quarter of 2020 due to the continuing availability of beetle damaged wood.

In the nine months ended September 30, 2020, depreciation and amortization increased to $8.6 million from $5.9 million in the same period of 2019 primarily due to the completion of capital projects.

Transportation costs for our wood products segment in the nine months ended September 30, 2020 increased by approximately 24% to $22.0 million from $17.7 million in the same period of 2019 primarily due to higher sales volumes to the U.S.

In the nine months ended September 30, 2020, our wood products segment had operating income of $21.8 million compared to $2.1 million in the same period of 2019 primarily due to a higher lumber realized sales price, lower per unit fiber costs and strong production.

FORM 10-Q

QUARTERLY REPORT - PAGE 31

Liquidity and Capital Resources

Summary of Cash Flows

	Nine Months Ended September 30,
	2020	2019
	(in thousands)
Net cash from operating activities	$22,751	$187,768
Net cash used in investing activities	(46,345)	(82,308)
Net cash from (used in) financing activities	18,438	(79,712)
Effect of exchange rate changes on cash and cash equivalents	(349)	(1,340)
Net increase (decrease) in cash and cash equivalents	$(5,505)	$24,408

We operate in a cyclical industry and our operating cash flows vary accordingly. Our principal operating cash expenditures are for fiber, labor and chemicals. Working capital levels fluctuate throughout the year and are affected by maintenance downtime, changing sales patterns, seasonality and the timing of receivables and sales and the payment of payables and expenses.

Cash Flows from Operating Activities. Cash provided by operating activities was $22.8 million in the nine months ended September 30, 2020 compared to $187.8 million in the comparative period of 2019. A decrease in accounts receivable provided cash of $11.2 million in the nine months ended September 30, 2020 compared to $17.2 million in the same period of 2019. An increase in inventories used cash of $20.4 million in the nine months ended September 30, 2020 compared to a decrease in inventories providing cash of $15.7 million in the same period of 2019. A decrease in accounts payable and accrued expenses used cash of $54.0 million in the nine months ended September 30, 2020 compared to $12.7 million in the same period of 2019.

Cash Flows from Investing Activities. Investing activities in the nine months ended September 30, 2020 used cash of $46.3 million primarily related to capital expenditures of $59.2 million and $9.4 million for other investments partially offset by proceeds of $21.5 million from the sale of such investments. In the nine months ended September 30, 2020, capital expenditures included the Phase II expansion and optimization project at our Friesau sawmill, additional land for fiber storage at the Stendal mill and other smaller maintenance and optimization projects. In the nine months ended September 30, 2019, investing activities used cash of $82.3 million primarily related to capital expenditures of $81.4 million. In the nine months ended September 30, 2019, capital expenditures included improvements to the bale line and a turpentine extraction project at our Celgar mill, the planer line replacement project at our Friesau sawmill and wastewater improvement projects at our German pulp mills.

Cash Flows from Financing Activities. In the nine months ended September 30, 2020, financing activities provided cash of $18.4 million primarily from $34.4 million of borrowings under our revolving credit facilities. In the nine months ended September 30, 2020 we paid dividends of $13.3 million and used $0.2 million to repurchase common shares. In the nine months ended September 30, 2019, financing activities used cash of $79.7 million primarily to repay $58.4 million under our revolving credit facilities. In the nine months ended September 30, 2019, we received $6.5 million of government grants related to our Peace River mill, paid dividends of $17.2 million and used $0.8 million to repurchase common shares.

FORM 10-Q

QUARTERLY REPORT - PAGE 32

Balance Sheet Data

The following table is a summary of selected financial information as of the dates indicated:

	September 30,	December 31,
	2020	2019
	(in thousands)
Cash and cash equivalents	$345,580	$351,085
Working capital	$633,764	$588,385
Total assets	$2,044,735	$2,065,720
Long-term liabilities	$1,293,312	$1,259,005
Total equity	$550,707	$550,403

Sources and Uses of Funds

Our principal sources of funds are cash flows from operations and cash and cash equivalents on hand. Our principal uses of funds consist of operating expenditures, capital expenditures and interest payments on our senior notes.

FORM 10-Q

QUARTERLY REPORT - PAGE 33

The following table sets out our total capital expenditures and interest expense for the periods indicated:

	Nine Months Ended September 30,
	2020	2019
	(in thousands)
Capital expenditures	$59,201	$81,417
Cash paid for interest expense(1)	$76,257	$55,742
Interest expense(2)	$60,056	$55,103

(1)	Amounts differ from interest expense which includes non-cash items. See supplemental disclosure of cash flow information from our Interim Consolidated Statements of Cash Flows included in this report.
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

As of September 30, 2020 we had cash and cash equivalents of $345.6 million and approximately $255.0 million available under our revolving credit facilities and as a result aggregate liquidity of about $600.6 million.

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

As of September 30, 2020, we were in full compliance with all of the covenants of our indebtedness.

Off-Balance Sheet Arrangements

At September 30, 2020, we did not have any off-balance sheet arrangements (as defined in Item 303(a)(4)(ii) of Regulation S-K).

Contractual Obligations and Commitments

There were no material changes outside the ordinary course to any of our material contractual obligations during the nine months ended September 30, 2020.

FORM 10-Q

QUARTERLY REPORT - PAGE 34

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

As a result of the weakening of the dollar versus the euro as of September 30, 2020, we recorded a non-cash increase of $21.5 million in the carrying value of our net assets, consisting primarily of our fixed assets denominated in euros. This non-cash increase does not affect our net income (loss), Operating EBITDA or cash but is reflected in our other comprehensive income (loss) and as an increase to our total equity. As a result, our accumulated other comprehensive loss decreased to $95.0 million.

Based upon the exchange rate as of September 30, 2020, the dollar has weakened by approximately 4% against the euro and has strengthened by approximately 3% against the Canadian dollar since December 31, 2019. See "Quantitative and Qualitative Disclosures about Market Risk".

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

QUARTERLY REPORT - PAGE 35

For information about both our significant and critical accounting policies, see our annual report on Form 10-K for the fiscal year ended December 31, 2019.

FORM 10-Q

QUARTERLY REPORT - PAGE 36

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

QUARTERLY REPORT - PAGE 37

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

QUARTERLY REPORT - PAGE 38

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

In mid-2020, many countries eased restrictions on economic and social activities to, among other things, reopen their economies by allowing businesses to restart and encourage economic recovery. The results of such economic measures and the reopening have varied from country to country.

Recently there has been a widespread increase or "second wave" in reported infections including in Europe and the United States. In response, various countries including in Europe have announced the re-imposition of some restrictions on social, business and other activities. Currently we are unable to predict the impact of the recent resurgence in infections, the extent of measures governments may take in response thereto, including imposing some or all prior or new restrictive measures, including business closures. Further, we are currently unable to predict the overall impact of such resurgence on global economic activity or the pace of any economic recovery.

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

The magnitude and duration of the disruption and resulting decline in business activity resulting from the COVID-19 pandemic is currently uncertain. The extent to which the COVID-19 pandemic impacts our business, operations and financial results will depend on numerous evolving factors that we may not be able to accurately predict, including:

FORM 10-Q

QUARTERLY REPORT - PAGE 42

•	the duration and scope of the pandemic;

•	governmental, business and individuals' actions that have been and may in the future be taken in response to the pandemic including any resurgence or additional waves of viral infection;

•	the impact of the pandemic on economic activity and actions taken in response including the recent easing of health and safety restrictions, measures and closures to reopened economies;

•	any resurgence in infections and fatalities resulting from recent efforts of governments to reopen economies;

•	any additional waves of the virus;

•	if any successful treatment option or vaccine will be developed and, if so, when will they be widely available;

•	the effect on our customers' demand for pulp and wood products;

•	our vendors' ability to supply us with raw materials;

•	the availability of logistics networks, our ability to ship our products to customers and the availability of any required contractors to perform maintenance services;

•	the ability of our customers to pay for our products; and

•	any closures of our and our customers' facilities and offices.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

In May 2019, our board of directors authorized a common stock repurchase program, under which we may purchase up to $50 million of our shares, which expired in May 2020. Repurchases may be made from time to time under the program through open market or in privately negotiated transactions, through block trades or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 under the Exchange Act. The repurchase program was subject to market conditions, applicable legal requirements and other factors.

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

101

The following financial information from the Quarterly Report on Form 10-Q for the fiscal period ended September 30, 2020 of Mercer International Inc., formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Interim Consolidated Statements of Operations; (ii) Interim Consolidated Statements of Comprehensive Income (Loss); (iii) Interim Consolidated Balance Sheets; (iv) Interim Consolidated Statements of Changes in Shareholders' Equity; (v) Interim Consolidated Statements of Cash Flows; and (vi) Notes to the Interim Consolidated Financial Statements.

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 has been formatted in Inline XBRL.

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

Date: October 29, 2020

FORM 10-Q

QUARTERLY REPORT - PAGE 46