Form 10-K
period 2020-12-31
MERCER INTERNATIONAL INC.
filed 2021-02-16
CIK 1333274

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐  Yes  ☒  No

The aggregate market value of the Registrant’s voting and non-voting common equity held by non-affiliates of the Registrant as of June 30, 2020, the last business day of the Registrant’s most recently completed second fiscal quarter, based on the closing price of the voting stock on the NASDAQ Global Select Market on such date, was approximately $519.9 million.

As of February 11, 2021, the Registrant had 65,868,086 shares of common stock, $1.00 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information that will be contained in the definitive proxy statement for the Registrant’s annual meeting to be held in 2021 is incorporated by reference into Part III of this Form 10-K.

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

	Year Ended December 31,
	2020	2019	2018	2017	2016
	($/€)
End of period	1.2230	1.1227	1.1456	1.2022	1.0552
High for period	1.0682	1.0905	1.1281	1.0416	1.0375
Low for period	1.2280	1.1524	1.2488	1.2041	1.1516
Average for period	1.1410	1.1194	1.1817	1.1301	1.1072
	($/C$)
End of period	0.7841	0.7715	0.7329	0.7989	0.7448
High for period	0.6878	0.7358	0.7326	0.7275	0.6853
Low for period	0.7865	0.7715	0.8143	0.8243	0.7972
Average for period	0.7457	0.7537	0.7722	0.7710	0.7558

On February 8, 2021, the most recent weekly publication of the daily Noon Buying Rate before the filing of this annual report on Form 10-K reported that the Noon Buying Rate as of February 5, 2021 for the conversion of dollars to euros and Canadian dollars was $1.2035 per euro and $0.7824 per Canadian dollar.

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

We operate two modern and highly efficient NBSK mills in Eastern Germany and one NBSK mill and a “swing” kraft mill in Western Canada, referred to as “MPR”, which produces both NBSK and NBHK. MPR also has a 50% joint venture interest in another NBSK mill in the interior of British Columbia.

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

Of our consolidated annual production capacity of approximately 2.2 million ADMTs of kraft pulp, approximately 1.8 million ADMTs or 85% is NBSK and the balance is NBHK.

Key operating details for each of our pulp mills are as follows:

•

Rosenthal mill. Our Rosenthal mill is a modern, efficient ISO 9001, 14001 and 50001 certified NBSK pulp mill that has an annual production capacity of approximately 360,000 ADMTs and 57 MW of electrical generation. The Rosenthal mill exported 154,177 MWh of electricity in 2020, resulting in approximately $16.1 million in revenues. The Rosenthal mill is located in the town of Rosenthal am Rennsteig, Germany, approximately 300 kilometers south of Berlin.

•

Stendal mill. Our Stendal mill is a state-of-the-art, single line, ISO 9001, 14001 and 50001 certified NBSK pulp mill that has an annual production capacity of approximately 660,000 ADMTs and 148 MW of electrical generation. The Stendal mill exported 539,607 MWh of electricity in 2020, resulting in approximately $51.3 million in revenues. The Stendal mill is located near the town of Stendal, Germany, approximately 130 kilometers west of Berlin.

•

Celgar mill. Our Celgar mill is a modern, efficient ISO 9001 and 14001 certified NBSK pulp mill that has an annual production capacity of approximately 520,000 ADMTs and 100 MW of electrical generation. The Celgar mill exported 134,444 MWh of electricity in 2020, resulting in approximately $10.9 million in revenues. The Celgar mill is located near the city of Castlegar, British Columbia, Canada, approximately 600 kilometers east of Vancouver.

•

Peace River mill. Our Peace River mill is a modern ISO 9001 and 14001 certified mill that produces both NBSK and NBHK pulp and has an annual production capacity of approximately 475,000 ADMTs and 70 MW of electrical generation. The Peace River mill exported 66,306 MWh of electricity in 2020, resulting in approximately $5.2 million in revenues. The Peace River mill is located near the town of Peace River, Alberta, approximately 490 kilometers north of Edmonton. MPR also holds two 20-year renewable governmental forest management agreements and three deciduous timber allocations in Alberta with an aggregate allowable annual cut of approximately 2.4 million cubic meters of hardwood and softwood allocations totaling 400,000 cubic meters. Through our Peace River mill, we have a 50% proportionate share of the annual production capacity of the Cariboo mill, which is approximately 170,000 ADMTs and 28.5 MW of electrical generation. The Cariboo mill is located in Quesnel, British Columbia, approximately 660 kilometers north of Vancouver.

Our pulp mills are some of the newest and most modern pulp mills in Europe and North America. We believe the relative age, production capacity and electrical generation capacity of our mills provide us with certain manufacturing cost and other advantages over many of our competitors. We believe our competitors’ older mills do not have the equipment or capacity to produce or sell surplus power or chemicals in a meaningful amount. In addition, as a result of the relative age of our mills, they benefit from lower maintenance capital requirements and higher efficiency relative to many of our competitors’ mills.

The following table sets out our pulp production and pulp revenues for the periods indicated:

	Year Ended December 31,
	2020	2019	2018(1)
Pulp production ('000 ADMTs)	2,051.1	2,040.6	1,472.6
Pulp sales ('000 ADMTs)	2,029.4	2,098.8	1,440.9
Pulp revenues (in thousands)	$1,130,302	$1,370,742	$1,190,588

(1)	Includes results of MPR since December 10, 2018.

(4)

Our pulp mills generate and sell surplus electricity, providing us with a stable revenue source unrelated to pulp prices. Our German pulp mills also generate tall oil from black liquor, which is sold to third parties for use in numerous applications, including bio-fuels. Since our energy and chemical production are by-products of our pulp production process, there are minimal incremental costs and our surplus energy and chemical sales are highly profitable. All of our mills generate and sell surplus energy to regional utilities or the regional electrical market. Until December 31, 2020, all of our German mills benefitted from special tariffs under Germany’s Renewable Energy Sources Act, referred to as the “Renewable Energy Act”, which provides for premium pricing on green energy. In 2020, the German government proposed measures that would have, among other things, extended the time period that such tariffs would be available for pulp mills. However, such measures did not come into effect. As a result, commencing January 1, 2021, the prior special tariff in respect of our Rosenthal mill expired and it began selling its surplus power at market rates which fluctuate over time. As a result of, among other things, the COVID-19 pandemic reducing power demand generally in Germany, market rates are currently materially lower than the prior prescribed special tariff. The German government has publicly announced that it will seek to further incentivize green energy production at pulp mills through additional measures in 2021. Our Stendal and Friesau mills continue to benefit from the aforesaid special tariffs until 2024 and 2029, respectively. Our Peace River mill sells surplus energy to its regional electrical market. Each of our Celgar mill and the Cariboo mill is party to a fixed electricity purchase agreement with the regional public utility provider for the sale of surplus power. Our Celgar mill finalized a new electricity purchase agreement with the regional public utility that commenced in October 2020 for a ten-year term. The electricity purchase agreement for the Cariboo mill runs until December 2022 and is renewable by it for a further ten-year term.

The following table sets out the amount of surplus energy we produced and sold and revenues from the sale of such surplus energy and chemicals in our pulp segment for the periods indicated:

	Year Ended December 31,
	2020		2019		2018(1)
	(MWh)	($)	(MWh)	($)	(MWh)	($)
		(in thousands)		(in thousands)		(in thousands)
Surplus electricity(2)	894,534	83,420	822,841	75,018	615,182	63,189
Chemicals		6,922		11,363		14,427
Total		90,342		86,381		77,616

(1)	Includes results of MPR since December 10, 2018.
(2)	Does not include our 50% joint venture interest in the Cariboo mill, which is accounted for using the equity method.

We serve pulp customers in Europe, Asia and North America. We primarily work directly with customers to capitalize on our geographic diversity, coordinate sales and enhance customer relationships. We believe our ability to deliver high-quality pulp on a timely basis and our customer service makes us a preferred supplier for many customers.

Wood Products Segment

We entered the wood products segment in mid-2017 when we acquired substantially all of the assets of the Friesau mill, one of Germany’s largest sawmills.

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

The European and U.S. lumber markets are very different. In the European market, lumber is generally customized in terms of dimensions and finishing. The U.S. market is driven primarily by demand from new housing starts and home renovation activities and dimensions and finishing are generally standardized.

(5)

Additionally, lumber production and sales in Europe are commonly measured in cubic meters, whereas in the U.S. they are measured in thousand board feet or Mfbm.

The following table sets out our lumber production and lumber revenues for the periods indicated:

	Year Ended December 31,
	2020	2019	2018
Lumber production (MMfbm)	438.0	414.7	398.7
Lumber sales (MMfbm)	449.2	408.8	412.9
Lumber revenues (in thousands)	$180,769	$142,243	$168,663

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

	Year Ended December 31,
	2020		2019		2018
	(MWh)	($)	(MWh)	($)	(MWh)	($)
		(in thousands)		(in thousands)		(in thousands)
Surplus electricity	88,985	10,619	83,490	9,721	86,325	10,831

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

In September 2004, we expanded our pulp operations by constructing the Stendal mill at a cost of approximately $1.1 billion.

We further expanded our pulp operations by acquiring the Celgar mill in 2005 and MPR in 2018.

In April 2017, we entered into the wood products segment when we acquired the Friesau mill and in October 2018, acquired the Santanol Group, which operates Indian sandalwood plantations and an oil extractives plant in Australia.

Corporate Strategy

Our corporate strategy is to grow in businesses where we have clear competencies while maintaining modern facilities, managing the integrity of our balance sheet and liquidity and a high standard of environmental, social and governance performance. Key elements of our strategy include:

•

Operate World Class Assets. The maintenance of modern, reliable and energy efficient operations is key to our ability to produce stable returns through the economic cycle.  The markets for our principal products are cyclical and subject to global economic influences. Further, our manufacturing operations are capital intensive and complex. Maintaining a high standard of maintenance and strategic capital expenditure programs differentiates us from older, higher cost, lower efficiency competitors. We believe that over time this will reduce our exposure to product price volatility, unexpected downtime and changes in environmental and regulatory conditions. We operate four modern pulp mills and one of the most modern sawmills in the world. In 2020, the majority of our capital expenditures focused on projects to increase production and operational efficiency and reduce costs. Additionally, we continuously strive to enhance our maintenance systems to improve and increase production by improving reliability. We also seek to reduce operating costs by better managing our fiber procurement, sales, marketing and logistics activities. We believe this continued focus on operational excellence enhances our profitability and cash flows.

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

o

Wood Products. We have significant expertise in forestry and wood procurement services and have utilized that expertise and our logistics networks in support of our pulp operations. In 2017, we began leveraging this foundation into the solid wood products business with the acquisition of one of the world’s largest and most flexible sawmills at Friesau, Germany. The Friesau mill created synergies with our wood procurement and pulp businesses. We believe that further strategic expansion within this segment can add more value for shareholders in the future. In the first half of 2021, we expect to complete a three-year upgrade to the Friesau mill that will make it one of the most technologically advanced and largest in the world.

(7)

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

o

Green Energy. Our modern, highly efficient mills allow us to produce green, cogenerated electricity. Our mills are all self-sufficient in power and net exporters of electricity and our power is sold to regional utilities or the regional market. We are very experienced at building and operating cogeneration facilities and we have increased our electricity production by 42% since 2011.

•

Managing the Integrity of our Balance Sheet and Liquidity. We focus on maintaining a balance sheet that allows us to advance our objectives through the full economic cycle, while at the same time, giving us some flexibility to take advantage of strategic growth opportunities as they arise. We maintain a foundation of long term, unsecured, senior notes with expiry dates in 2026 and beyond. In addition to cash on hand, we have a series of revolving credit facilities intended to provide liquidity and flexibility in times of opportunity or economic slowdown. We commenced a dividend in 2015 and remain committed to returning capital to our shareholders through the economic cycle.

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

We primarily produce and sell NBSK pulp, which is a bleached kraft pulp manufactured using northern softwood and is considered a premium grade because of its strength. It generally obtains the highest price relative to other kraft pulps. Our Peace River mill produces both NBSK and NBHK pulp.

Most paper users of market kraft pulp use a mix of softwood and hardwood grades to optimize production and product qualities. In 2020, market kraft pulp consumption was approximately 57% hardwood bleached kraft and

(8)

39% softwood bleached kraft, with the remainder comprised of unbleached pulp. Over the last several years, production of hardwood pulp, based on fast growing plantation fiber primarily from Asia and South America, has increased much more rapidly than that of softwood grades, because of longer growth cycles. Hardwood kraft generally has a cost advantage over softwood kraft as a result of lower fiber costs, higher wood yields and, for newer hardwood mills, economies of scale. As a result of this growth in supply and lower costs, kraft pulp customers have substituted some of the pulp content in their products to hardwood pulp.

However, the requirement for strength and formation characteristics in finished goods counters customers’ ability to substitute cheaper hardwood pulp for NBSK. Paper and tissue makers focus on larger paper machines with higher speeds and lower basis weights for certain papers which require the strength characteristics of softwood pulp. Additionally, where paper products are lightweight or specialized, like direct mail, magazine paper or premium tissue, or where strength or absorbency are important, softwood kraft forms a significant proportion of the fiber used. As a result, we believe that the ability of kraft pulp users to further substitute hardwood for softwood pulp is limited by such requirements.

Kraft pulp can be made in different grades, with varying technical specifications, for different end uses. Softwood kraft pulp is an important ingredient for tissue manufacturing and tissue demand tends to increase with living standards in developing countries. Softwood kraft pulp is also valued for its reinforcing role in mechanical printing papers and is sought after by producers of paper for the publishing industry, primarily for magazines and advertising materials.

Markets

We believe that over 145 million ADMTs of chemical pulp are converted annually into tissues, printing and writing papers, carton boards and other specialty grades of paper and paperboard around the world. We also believe that approximately 40% of this pulp is sold on the open market as market pulp, while the remainder is produced for internal purposes by integrated paper and paperboard manufacturers.

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

Between 2011 and 2020, worldwide demand for chemical market pulp grew at an average rate of approximately 2% annually, with worldwide demand for bleached softwood kraft market pulp having grown at an average of approximately 1% per annum.

(9)

The following chart illustrates the global demand for chemical market pulp for the periods indicated:

Estimated Global Chemical Market Pulp Demand

NBSK pulp demand is significantly impacted by global macro-economic trends. A significant increase in demand from emerging markets, and in particular China has generally more than offset declining and stagnating demand in the mature markets of Europe, North America and Japan. In developing countries, increasing income levels, rapid urbanization of populations and rising living standards are creating strong demand for fiber of all grades. In China alone, tissue production capacity has increased by approximately 6.5 million ADMTs over the last five years. However, in the developed economies of North America and Western Europe, demand for NBSK in printing and writing grades has fallen due to the digitalization of print media.

In 2020, COVID-19 has impacted and accelerated a change in end-use demand for pulp. Since the start of the pandemic was declared, NBSK demand for tissue and hygiene products has continued to increase globally. Early in the pandemic, this demand was supported by inventory build and currently, demand has remained sustainably higher than pre-COVID-19 levels. In addition, as global reliance on online delivery of products has increased, demand for packaging and specialties products remained resilient. However, graphic and printing and writing paper demand declined materially and while we believe a portion of this demand will not return, we expect the remainder to recover as global economic conditions improve.

Over the last ten years, demand for chemical softwood market pulp has grown in the emerging markets of Asia, particularly China and Eastern Europe. In China, imports of chemical softwood market pulp grew by approximately 8% per annum between 2011 and 2020. We believe the emerging markets now account for approximately 58% of total global demand for bleached softwood kraft market pulp and China itself now accounts for approximately 34% of global bleached softwood kraft market pulp demand compared to approximately 26% in 2011. Western Europe currently accounts for approximately 21% of global bleached softwood kraft market pulp demand compared to approximately 29% in 2011.

(10)

The following chart sets forth industry-wide bleached softwood kraft deliveries to China for the periods indicated:

12 Month Rolling Bleached Softwood Kraft Pulp Deliveries to China

The following chart compares worldwide NBSK pulp demand by end use in each of 2003 and 2020:

NBSK Pulp Demand by End Use

Millions of Tonnes
16.0
12.0
8.0
4.0
-
Printing & Writing 61%
Tissue 17%
Specialties & Others 22%
Printing & Writing 26%
Tissue 44%
Specialties & Others 30%
2003
2020

In 2020, there was no material net change in chemical pulp capacity. Currently, we are aware of 1.9 million ADMTs of announced capacity increases primarily of hardwood kraft pulp in 2021.

NBSK Pulp Pricing

Kraft pulp is a globally traded commodity and prices are highly cyclical. Kraft pulp prices are generally quoted in dollars. Pricing is primarily influenced by the balance between supply and demand, as affected by global macro-economic conditions, changes in consumption and capacity, the level of customer and producer inventories and fluctuations in exchange rates. Generally, we and other producers consider global NBSK pulp supply and demand to be evenly balanced when world inventory levels are at about 32 days’ supply.

(11)

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

As Northern Europe has historically been the world’s largest market and NBSK pulp is the premium grade, the European market NBSK price is generally used as a benchmark price by the industry. The average European list prices for NBSK pulp since 2011 have fluctuated between a low of approximately $760 per ADMT in 2012 and a high of $1,230 per ADMT in 2018.

The following chart sets out the changes in list prices for NBSK pulp in Europe, as stated in dollars, Canadian dollars and euros for the periods indicated:

NBSK Pulp Price History (European Delivery)

The following table sets out list prices for NBSK pulp in Europe and North America and net prices for NBSK pulp in China at the dates indicated:

	December 31,
	2020	2019
	($/ADMT)
Europe	910	820
North America	1,155	1,115
China	695	555

A producer’s net sales realizations are list prices, net of customer discounts, rebates and other selling concessions. The nature of the pricing structure in Asia is different in that, while list prices tend to be lower than Europe,

(12)

customer discounts and rebates are much lower, resulting in net sales realizations that are generally similar to other markets.

The following chart sets forth changes in FOEX PIX Pulp Index prices for NBSK pulp in Europe and global bleached softwood kraft inventory levels between 2006 and 2020:

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

Competition

Pulp markets are large and highly competitive. Producers ranging from small independent manufacturers to large integrated companies produce pulp worldwide. Our pulp and customer services compete with similar products manufactured and distributed by others. While many factors influence our competitive position, particularly in weak economic times, a key factor is price. Other factors include service, quality and convenience of location. Some of our competitors are larger than we are in certain markets and have substantially greater financial resources. These resources may afford those competitors more purchasing power, increased financial flexibility, more capital resources for expansion and improvement and enable them to compete more effectively. Our key NBSK pulp competitors are principally located in Northern Europe and Canada and include Metsä Fibre, Södra Cell, Ilim, Paper Excellence, Canfor Pulp, and SCA.

(13)

Pulp Production

Our pulp production capacity and actual production by mill for the periods indicated is set out below:

	Annual Production	Year Ended December 31,
	Capacity(1)	2020	2019
		(ADMTs)
Rosenthal	360,000	348,384	352,575
Stendal	660,000	659,827	656,714
Celgar	520,000	444,036	433,432
Peace River	475,000	449,213	444,102
Cariboo(2)	170,000	149,624	153,759
Total pulp production	2,185,000	2,051,084	2,040,582

(1)	Capacity is the rated capacity of the plants for the year ended December 31, 2020.
(2)	MPR’s 50% joint venture interest in the Cariboo mill.

Generation and Sales of Green Energy and Chemicals

General

Our pulp mills are large scale bio-refineries that, in addition to pulp, also produce surplus “carbon neutral” or green energy. As part of the pulp production process, our mills generate green energy using carbon neutral bio-fuels such as black liquor and wood waste. Through the incineration of bio-fuels in the recovery and power boilers, our mills produce sufficient steam to cover all of our steam requirements and allow us to produce surplus electricity which we sell to third-party utilities or into the regional electricity market. As a result, we have benefited from green energy legislation, incentives and commercialization that have developed over the last decades in Europe and Canada. In addition, in recent years we have applied considerable resources to increasing our capacity to produce and sell chemicals, primarily tall oil for use in numerous applications including bio-fuels.

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

(14)

The following table sets out our electricity generation and surplus electricity sales for the five years ended December 31, 2020:

Electricity Generation and Exports

(1)	Does not include electricity generation and exports of our 50% joint venture interest in the Cariboo mill, which is accounted for using the equity method.
(2)	Includes results of MPR from December 10, 2018.

The following chart sets forth our consolidated revenues from electricity and chemical sales for the five years ended December 31, 2020:

Energy and Chemical Revenue

Chemical
Energy
Revenue ($ millions)
$120.0
$100.0
$80.0
$60.0
$40.0
$20.0
-
$105.8
$103.5
$88.9
$100.9
$84.3
2020(1)
2019(1)
2018 (1)(2)
2017
2016

(1)	Does not include energy revenues of our 50% joint venture interest in the Cariboo mill, which is accounted for using the equity method.
(2)	Includes results of MPR from December 10, 2018.

(15)

Germany

Until December 31, 2020, all of our German mills participated in a program established pursuant to the Renewable Energy Act, which provides for premium pricing on green energy. In 2020, the German government proposed measures that would have, among other things, extended the time period that such tariffs would be available for pulp mills. However, such measures did not come into effect. As a result, commencing January 1, 2021, the prior special tariff in respect of our Rosenthal mill expired and it began selling its surplus power at market rates which fluctuate over time. As a result of, among other things, the COVID-19 pandemic reducing power demand generally in Germany, market rates are currently materially lower than the prior prescribed special tariff. The German government has publicly announced that it will seek to further incentivize green energy production at pulp mills through additional measures in 2021. The special tariff for our Stendal mill is in effect until December 31, 2024 and for our Friesau mill until 2029.

In 2020, energy sales for our German pulp mills and the Friesau mill were approximately $78.0 million or 782,769 MWh.

In 2020, our Rosenthal and Stendal mills generated approximately $6.9 million from the sale of tall oil, a by-product of our production process, and other chemicals.

Canada

In September 2020, our Celgar mill renewed its electricity sales agreement with the provincial energy utility for a ten-year term. Pursuant to the new agreement, which expires in October 2030, the mill agreed to supply a maximum of approximately 127,000 MWh of surplus electrical energy annually to the utility. Compared to the prior agreement, the new agreement provides for the sale of approximately 80% of the mill’s surplus power at about 80% of the previous price but provides us with greater flexibility and optionality to pursue and effect “market” sales and other strategic initiatives with respect to the mill’s surplus power.

In 2020, our Celgar mill sold approximately 134,444 MWh of renewable electricity for proceeds of approximately $10.9 million.

The Peace River mill has a production capacity of approximately 70 MW of electrical generation and its surplus electricity is sold into the Alberta market.

In 2020, our Peace River mill sold approximately 66,306 MWh of renewable electricity for proceeds of approximately $5.2 million.

The Cariboo mill sells electricity to a public utility provider at a fixed rate pursuant to a long-term electricity purchase agreement that runs until December 2022 and may be extended for an additional ten-year term at the option of the joint venture.

(16)

Cash Production Costs

The following table sets forth our consolidated cash production costs and cash production costs per ADMT for our pulp segment, and a reconciliation of such amounts to cost of sales, excluding depreciation and amortization, as presented in our consolidated financial statements, for the periods indicated:

	Year Ended December 31,
	2020		2019
	(in thousands)	(per ADMT)(1)	(in thousands)	(per ADMT)(1)
Fiber	$422,376	$222	$491,834	$261
Labor	109,534	58	117,245	62
Chemicals	101,263	53	109,226	58
Energy	36,469	19	40,646	22
Other	137,122	72	163,059	86
Pulp segment cash production costs(2)	806,764	$424	922,010	$489
Purchased pulp(3)	76,875		97,384
Pulp segment other direct costs(4)	138,314		180,426
Pulp segment cost of sales, excluding depreciation and amortization	1,021,953		1,199,820
Wood products segment and corporate and other cost of sales, excluding depreciation and amortization	153,794		155,750
Intercompany eliminations	(12,020)		(15,190)
Cost of sales, excluding depreciation and amortization	$1,163,727		$1,340,380

(1)	Cash production costs per ADMT are cash production costs divided by pulp production for the year.
(2)	Cash production costs exclude depreciation and amortization.
(3)	Pulp purchased from the 50% owned Cariboo mill, which is accounted for using the equity method.
(4)	Other direct costs primarily consist of freight and the net change in finished goods inventory.

Production Costs

Our major costs of pulp production are fiber, labor, chemicals and energy.

Fiber, comprised of wood chips and pulp logs, is our most significant operating expense for our pulp segment, representing about 52% of our pulp cash production costs in 2020. Further, fiber, in the form of sawlogs, represents about 69% of lumber cash production costs in 2020.

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

Generally, the cost of wood chips, pulp logs and sawlogs is primarily affected by the supply and demand for lumber. Additionally, regional factors including harvesting levels, weather conditions and insect infestations can also have a material effect on the supply, demand and price for fiber.

While fiber costs and supply are subject to cyclical changes, we expect that we will be able to continue to obtain an adequate supply of fiber on reasonably satisfactory terms for our mills due to their locations and our long-term relationships with suppliers. We have not historically experienced any significant fiber supply interruptions for our operations.

(17)

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

Germany

We believe we are the largest consumer of wood chips and pulp logs in Germany and often provide the best long-term economic outlet for the sale of wood chips in Eastern Germany. We coordinate the wood procurement activities for our German mills to reduce overall personnel and administrative costs, provide greater purchasing power and coordinate buying and trading activities. This coordination and integration of fiber flows also allows us to optimize transportation costs, and the species and fiber mix for our mills. We are also party to a joint wood purchasing arrangement with one of the largest wood consumers in Europe.

In 2020, our German pulp mills consumed an aggregate of approximately 5.1 million cubic meters of fiber. Approximately 59% was in the form of pulp logs and approximately 41% was in the form of sawmill wood chips.

In 2020, our per unit pulp fiber costs in Germany decreased compared to 2019, primarily as a result of the availability of beetle damaged wood.

Our Rosenthal mill sources wood chips from approximately 20 sawmills located primarily in the German states of Bavaria, Baden-Württemberg and Thuringia and primarily within a 300 kilometer radius of the Rosenthal mill. Within this radius, the Rosenthal mill is the largest consumer of wood chips. Given its location and size, the Rosenthal mill is often the best economic outlet for the sale of wood chips in the area. In 2020, approximately 94% of the fiber consumed by the Rosenthal mill was spruce and the remainder was pine. Wood chips for the Rosenthal mill are normally sourced from sawmills under one-year contracts with quarterly adjustments for market pricing. Substantially all of our chip supply is sourced from suppliers with which we have long-standing relationships. Pulp logs are sourced from the state forest agencies in Thuringia, Saxony and Bavaria and from private and municipal forest owners. In addition, the Rosenthal mill buys relevant volumes from dealers and via imports from the Czech Republic.

The core wood supply region for the Stendal mill includes most of the Northeastern and Western part of Germany, primarily within an approximate 400 kilometer radius of the mill. We also purchase wood chips from Southwestern and Southern Germany as well as the Baltic Sea region. The fiber consumed by the Stendal mill consisted of approximately 62% spruce, 36% pine and 2% other species in 2020. The Stendal mill has sufficient chipping capacity to fully operate solely using pulp logs, if required. We source pulp logs from private and municipal forest owners and from state forest agencies. Our Stendal mill has historically also imported fiber from Poland and the Baltic Sea region.

Our Friesau mill is dependent on the consistent supply of sawlog fiber. Wood fiber is the single largest input cost and accounts for about 69% of its cash costs of producing lumber in 2020. Our Friesau mill is located in an area where there is a significant amount of high-quality fiber within economic reach. The wood fiber requirements of the Friesau mill are met primarily through open market purchases and contract purchases from state forestry agencies and private and municipal forest owners.

(18)

In Germany, over the last several years, the price and supply of wood chips has been affected from time to time by increasing demand from alternative or renewable energy producers and government initiatives for carbon neutral energy. Declining energy prices, weaker economies and warm winters tempered the demand for wood chips resulting from initiatives by European governments to promote the use of wood as a carbon neutral energy. There can be no assurance that such non-traditional demand for fiber will not be stronger in the long-term.

Offsetting some of the increases in demand for wood fiber have been initiatives to increase harvest levels in Germany, particularly from small private forest owners which have been harvested at rates much lower than their rate of growth. We believe that Germany has the highest availability of softwood forests in Europe suitable for harvesting and manufacturing.

Canada

In 2020, the Celgar mill consumed approximately 2.4 million cubic meters of fiber. Approximately 70% of such fiber was in the form of sawmill wood chips and the remaining 30% came from pulp logs processed through its woodroom or chipped by a third-party. Celgar’s woodroom is able to process about 40% of the mill’s fiber needs. The source of fiber at the mill is characterized by a mixture of species (pine, douglas fir, hemlock, cedar and spruce) and the mill sources fiber from a number of Canadian and U.S. suppliers.

In 2020, our Celgar mill’s per unit fiber costs decreased compared to 2019, due to strong sawmill activity in the mill’s fiber procurement area but remained at historically high levels due to strong demand for fiber in the mills’ fiber procurement areas.

The availability of fiber for the Celgar mill is in large part influenced by the strength of the lumber market. Lumber markets are primarily driven by U.S. housing starts, home renovation activities and, to a lesser degree, demand from China.

In 2020, the Celgar mill had access to over 25 different chip suppliers from Canada and the United States. Chips are purchased in Canada and the United States in accordance with chip purchase agreements. Generally, pricing is reviewed and adjusted periodically to reflect market conditions. The contracts are generally for one year with quarterly adjustments or on three-month terms.

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

In 2020, our Peace River mill consumed approximately 2.4 million cubic meters of softwood and hardwood fiber. Approximately 55% of such fiber was in the form of hardwood chips from portable chippers and the remaining 45% came from sawmills in the form of residual softwood chips. The source of fiber at the mill is characterized by a mixture of softwood (spruce and pine) and hardwood species (aspen and balsam poplar) and the mill sources fiber from a number of Canadian suppliers.

MPR holds two 20-year renewable governmental forest management agreements and three deciduous timber allocations in Alberta with an aggregate allowable annual cut of approximately 2.4 million cubic meters of hardwood, of which it currently harvests approximately 44%, and 400,000 cubic meters of softwood, which it sells or trades to sawmills surrounding the Peace River mill in exchange for wood chips. The forest management agreements were last renewed for a 20-year term expiring in 2029. While our Peace River mill can satisfy all of its hardwood fiber requirements from its forest management agreements and timber allocations, in order to optimize its fiber flow, it satisfies a small portion of its needs from third-party owned timberlands. Softwood fiber supply is from residual sawmill chips from local surrounding sawmills.

In 2020, the Peace River mill had access to several different softwood chip suppliers. Chips are purchased in accordance with chip purchase agreements. Generally, pricing is reviewed and adjusted periodically to reflect market prices. All contracts are generally for three to five years with monthly adjustments indexed on the average pulp price for the previous three months.

(19)

Labor

Our labor costs are generally steady, with small overall increases due to inflation in wages and health care costs. We have generally been able to largely offset such increases by increasing our efficiencies and production and streamlining operations.

Energy

Our energy is primarily generated from renewable carbon neutral sources, such as black liquor and wood waste. Our mills produce all of our energy requirements and generate excess energy which we sell to third-party utilities and to regional markets. We utilize fossil fuels, such as natural gas, primarily in our lime kilns and we use a limited amount for start-up and shut-down operations. Additionally, from time to time, mill process disruptions occur and we consume small quantities of purchased electricity and fossil fuels to maintain operations. As a result, all of our mills are subject to fluctuations in the prices for fossil fuels.

Chemicals

Our pulp mills use certain chemicals which are generally available from several suppliers and sourcing is primarily based upon pricing and location. Our chemical costs have generally been stable in recent years.

In connection with our focus on the growing bio-energy market, we sell tall oil, a by-product of our pulp production process which is used as both a chemical additive and as a green energy source. In 2020, we generated approximately $6.9 million from the sale of tall oil and other chemicals from our pulp segment.

Sales, Marketing and Distribution

Our pulp revenues by geographic area are set out in the following table for the periods indicated:

	Year Ended December 31,
	2020	2019
	(in thousands)
Germany	$268,978	$356,803
Italy	33,166	40,782
Other Europe(1)	158,119	207,870
United States	149,759	168,197
China	364,527	430,508
Other Asia	141,695	150,012
Other countries	14,058	16,570
Total(2)	$1,130,302	$1,370,742

(1)	Excluding Germany and Italy.
(2)	Excluding intercompany sales.

(20)

The following charts illustrate the geographic distribution of our pulp revenues as a percentage of our total pulp revenues for the periods indicated:

2020 Geographically Segmented Pulp Sales

United States
13%
Other
1%
Other Asia
13%
Germany
24%
China
32%
Other Europe*
14%
Italy
3%

2019 Geographically Segmented Pulp Sales

United States
12%
Other
1%
Germany
26%
Other Asia
11%
China
32%
Other Europe*
15%
Italy
3%

*	Excluding Germany and Italy.

The distribution of our pulp sales volumes by end use are set out in the following table for the periods indicated:

	Year Ended December 31,
	2020	2019
	(in thousands of ADMTs)
Tissue	807	766
Specialty	338	279
Printing & Writing	779	1,008
Other	105	46
Total	2,029	2,099

Our lumber revenues by geographic area are set out in the following table for the periods indicated:

	Year Ended December 31,
	2020	2019
	(in thousands)
United States	$93,802	$54,098
Germany	34,065	36,040
Other Europe(1)	25,313	25,525
Other countries	27,589	26,580
Total(2)	$180,769	$142,243

(1)	Excluding Germany.
(2)	Excluding intercompany sales.

(21)

The following charts illustrate the geographic distribution of our lumber revenues as a percentage of our total lumber revenues for the periods indicated:

2020 Geographically Segmented Lumber Sales

Other
15%
Germany
19%
Other Europe*
14%
United States
52%

2019 Geographically Segmented Lumber Sales

Other
19%
Germany
25%
Other Europe*
18%
United States
38%

*	Excluding Germany.

Our global sales and marketing group is responsible for conducting all sales and marketing of the pulp produced at our mills and currently has approximately 25 employees. This group largely handles all European and North American sales directly. Sales to Asia are made directly or through commission agents overseen by our sales group. The global sales and marketing group handles sales to over 240 customers. We coordinate and integrate the sales and marketing activities of our German mills to realize on a number of synergies between them. These include reduced overall administrative and personnel costs and coordinated selling, marketing and transportation activities. We also coordinate pulp sales across our mills on a global basis, thereby providing our larger customers with seamless service across all major geographies. In marketing our pulp, we seek to establish long-term relationships by providing a competitively priced, high-quality, consistent product and excellent service. In accordance with customary practice, we maintain long-standing relationships with our customers, pursuant to which we periodically reach agreements on specific volumes and prices.

Our lumber sales are handled by our sales teams in Germany and Vancouver. We also sell lumber through commissioned agents in certain markets.

Our pulp and lumber sales are on customary industry terms. At December 31, 2020, we had no material payment delinquencies. In 2020 and 2019, no customer accounted for 10% or more of our revenues. We do not believe our pulp sales are dependent upon the activities of any single customer and the loss of any single customer would not have a material adverse effect on us.

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

(22)

In each of 2020 and 2019, outbound transportation costs comprised approximately 13% and 11%, respectively, of our total consolidated costs and expenses.

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

Total capital expenditures at our mills (excluding any related governmental grants) are set out in the following table for the periods indicated:

	Year Ended December 31,
	2020	2019
	(in thousands)
Rosenthal	$9,786	$13,334
Stendal	21,881	20,622
Celgar	11,816	48,587
Peace River	10,268	20,523
Friesau	23,788	28,425
Total	$77,539	$131,491

Capital investments at the Rosenthal mill in 2020 and 2019 primarily related to wastewater improvement and maintenance projects.

Capital investments at the Stendal mill in 2020 primarily related to capacity expansion, land for fiber storage and maintenance projects. In 2019, they primarily related to wastewater improvement projects including the extension of the effluent treatment plant and other projects.

In June 2018, we commenced a Phase II expansion and optimization project at the Friesau mill, which is designed to, among other things, increase annual lumber production to approximately 750 MMfbm of lumber and improve production grade capabilities and efficiencies. We currently expect to substantially complete the project in the first half of 2021.

Capital investments at the Celgar mill in 2020 primarily related to fiber consumption improvement projects and maintenance projects. In 2019, they primarily related to improvements to the mill’s bale line, a turpentine extraction project and other production improvement projects.

Capital investments at the Peace River mill in 2020 and 2019 primarily related to large maintenance projects.

Certain of our capital investment programs in Germany were partially financed through government grants made available by German federal and state governments. Under legislation adopted by the federal and certain state governments of Germany, government grants were provided to qualifying businesses operating in Eastern Germany to finance capital investments. The grants were made to encourage investment and job creation.

Qualifying capital investments at industrial facilities in Germany that reduce pollutants in the effluent discharge offset wastewater fees that would otherwise be required to be paid. For more information about our environmental capital expenditures, see “– Environmental”.

In 2021, excluding amounts being financed through government grants and expected insurance proceeds, we currently expect our total capital expenditures to be approximately $150.0 million.

In our pulp segment, excluding our Peace River mill, we currently expect our capital expenditures in 2021 to be principally comprised of capacity expansion projects for the Stendal mill, wastewater improvement and maintenance projects. At the Peace River mill we will be undertaking significant maintenance to the boiler that will be funded by insurance proceeds.

(23)

In our wood products segment, we currently expect capital expenditures in 2021 at our Friesau mill to be approximately $30.0 million for further upgrades to our sorter line and other capital improvement and maintenance projects.

Innovation

We utilize our expertise with wood, its processing and by-products to expand our product mix. As a result, we seek to develop new products based on our expertise working with derivatives of the kraft pulping process and wood processing. Currently these processes are focused on:

•	the further refinement of materials contained in black liquor, the extractive chemical and lignin containing compounds that are a result of the kraft pulping process;
•	the further refinement of cellulose materials that are currently the basis of pulp; and
•	higher use products that may be derived from wood and plant processing and harvesting including oils from sandalwood trees and plants.

We are working on some of these initiatives on our own and with others in conjunction with industry associations or joint venture partners. We are also researching potential higher use products that may be derived from processing different species of trees and plants.

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

We devote significant management and financial resources to comply with all applicable environmental laws and regulations. In particular, the operation of our plants is subject to permits, authorizations and approvals and we have to comply with prescribed emission limits. Compliance with these requirements is monitored by local authorities and non-compliance may result in administrative orders, fines or closures of the non-compliant mill. Our total capital expenditures on environmental projects at our mills were approximately $2.3 million in 2020 and approximately $16.7 million in 2019. In 2021, capital expenditures for environmental projects, principally comprised of projects to improve wastewater quality, are expected to be approximately $13.2 million.

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

Under German state environmental rules relating to effluent discharges, industrial users are required to pay wastewater fees based upon the amount of pollutants they discharge in their effluent. These rules also provide that an industrial user which undertakes environmental capital expenditures and lowers certain effluent pollutants to prescribed levels may offset the amount of these expenditures against the wastewater fees that they would otherwise be required to pay. We expect capital investment programs and other environmental initiatives at our German mills

(24)

will continue to offset the wastewater fees that are payable and we believe they will ensure that our operations continue in substantial compliance with prescribed standards.

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

We believe that these water and air emission measures in Germany and Canada have not had, and in 2021 will not have, a significant effect on our operations. Although these measures could have a material adverse effect on our operations in the future, we expect that we will not be disproportionately affected by these measures as compared with owners of comparable operations. We also expect that these measures will not significantly disrupt our planned operations.

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

Climate Change

Changing weather patterns and climatic conditions due to natural and man-made causes have added to the unpredictability and frequency of natural disasters, such as hurricanes, hail storms, wildfires and wind, snow and ice storms. Such changes and resulting conditions can adversely affect our operations, including variations in the cost and availability of raw materials, such as fiber, unplanned downtime, operating rates and transportation and logistics. There are differing scientific studies relating to the severity, extent and speed at which climate change is occurring and as a result, we are unable to identify and predict all of the consequences of climate change and the timing of the same on our business and operations.

The effects and perceived effects of climate change and social and governmental responses have created both opportunities and negative consequences for our business.

The focus on climate change has generated a substantial increase in demand and in legislative requirements for carbon neutral or green energy. Pulp mills consume wood residuals, being wood chips and pulp logs, as the base raw

(25)

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

We cannot currently predict which, if any, of these potential opportunities will be realized by us or their economic effect on our business.

While not all of the specific consequences to our business from climate change are predictable, one of the most significant adverse consequences is that the focus on renewable energy has created greater demand and competition for wood residuals or fiber from renewable energy producers like the pellet industry in Germany.

In Germany, the price and supply of wood residuals have been periodically affected by an increasing demand from alternative or renewable energy producers and governmental initiatives for carbon neutral energy. Declining energy prices, weaker economies and warm winters temper the demand for wood chips resulting from initiatives by European governments to promote the use of wood as a carbon neutral energy. There can be no assurance that such non-traditional demand for fiber will not be stronger in the long-term. Additionally, the growing interest and focus in British Columbia for renewable green energy has created additional competition for such fiber. Such additional demand for wood residuals may increase the competition and prices for wood residuals over time.

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

(26)

•	the loss of northern forests in areas in sufficient proximity to our mills to competitively acquire fiber; and
•	lower harvest levels decreasing the supply of harvestable timber and, as a consequence, wood residuals.

Well-publicized events have been attributed at least in part to climate change, including a beetle infestation in Western Canada that has damaged significant amounts of forest lands and harvestable timber. In the last couple of years, Germany is experiencing a similar beetle infestation that has affected a large portion of its forests. Changes in climate conditions have also been attributed at least in part to increasingly frequent and severe wildfires in the interior of Western Canada and portions of the western United States and Europe. We cannot currently predict whether such climate-affected conditions will continue, or the frequency or severity of the same in the future.

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

The main markets for our lumber products are in the United States, Europe and the Far East.

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

(27)

Human Capital

We employ a collaborative group of skilled, dedicated, resourceful and innovative individuals that support our core purpose and reflect our values every day. Investment in our people drives our excellence and accordingly, we are committed to attracting, retaining and developing quality personnel. By nature of the industries in which we operate, many of our employees are professionals who require specialized knowledge and skills and include various categories of engineers and many licensed trade persons and equipment operators. Our senior managers and directors have extensive experience in the forest products industry, and we have experienced managers at all of our mills. Our management has a proven track record of implementing new initiatives and capital projects in order to reduce costs throughout our operations as well as identifying and harnessing new revenue opportunities.

As of December 31, 2020, we employ approximately 2,375 people, of which approximately 1,505 employees work in our German operations and approximately 830 employees work in our Canadian operations. Our pulp segment employs approximately 1,875 people and our wood products segment employs approximately 430 people. The majority of our employees in both segments are bound by collective agreements. We consider the relationships with our employees, and the unions which represent them, to be good. Strong labor management relations are fundamental to our operations. Accordingly, we recognize and work cooperatively with the unions to ensure we build and maintain superior working conditions, a supportive work environment, training and growth opportunities and fair compensation packages.

Health and Safety

Safety is a core value of our company. The industries in which we operate have their own particular set of risks including hazards from our complex industrial manufacturing facilities such as manufacturing processes, heavy and complex equipment, operating boilers, energy production, and the use and recovery of chemicals. Accordingly, there is no initiative that attracts a higher degree of focus for our management team than our “Road to Zero” program, which is a company-wide initiative to create safe and productive work environments with a goal of zero workplace incidents.

We have developed tools to analyze potential and incurred incidents and we have resources to develop prevention initiatives. In particular, we focus on modelling responses to eliminate the risk, where possible, by using the "hierarchy of controls" adopted by many of the world's leading health and safety organizations. Our priority is the elimination of hazards, followed by safe administrative practices and the appropriate personal protective equipment. We identify, monitor, educate, and take a data-driven approach to drive workplace safety improvements. Many of our programs revolve around education, hazard identification, and risk mitigation strategies. These proactive initiatives bring safety to the forefront of our work practices. Our teams of safety professionals are dedicated to finding and utilizing the right tools to prevent all workplace injuries. Our Chief Executive Officer is the Chair of our Senior Safety Leadership Committee, referred to as the "SSLC", which designs and implements broad policies, strategies, expenditures, and training for our employees. The SSLC has engaged a globally recognized safety consultant specializing in the design and implementation of health and safety management systems. Such advisors have been supporting the initiatives established by the SSLC and providing leadership training, policy implementation, and practical tools to support our employees.

We closely monitor the health and safety issues related to the COVID-19 pandemic. In 2020, we encouraged and supported remote-access initiatives so that key staff can work from home or from non-office locations; restricted business travel, based on guidance from the World Health Organization; provided alternative arrangements for site and staff meetings; provided safe working environments that include disinfection of work stations, increased cleaning by janitorial staff, separated shifts, limited staff gatherings in lunchrooms; and instituted social distancing and self-assessment opportunities, which were overseen by trained staff. Employees experiencing cold- or flu-like symptoms were prohibited from coming into the operations and were advised to seek medical attention in line with provincial and regional COVID-19 guidelines. From an operational standpoint, we aligned the work processes at our operating locations within the guidelines of relevant authorities and remained fully operational. A dedicated leadership team met daily to respond to evolving developments and to adjust our operations accordingly while ensuring the safety and health of our employees, contractors, customers, and partners.

(28)

Employee Engagement and Development

We aim to support our employees with a well-paying job, rich career opportunities, and a balanced and secure future accompanied by time away from work. All of our employees are provided competitive benefits packages that provide pension, medical, dental, and vision care benefits. Employees are also able to access specialized assistance such as physiotherapy, lifestyle, retirement planning, and family counselling services. We provide a deep mix of training to help our people grow and be more effective in their current and future roles. Our partnership with a global management institute in Switzerland provides company-focused management and strategic development training for our future leaders.

Diversity, Equity and Inclusion

We believe that a culture of diversity and inclusion is critical in making the best decisions for our people and achieving sustainable business success. While gender is only one aspect under diversity, a number of our top management positions were and continue to be held by women. We continue to effect changes to our recruiting and training processes to make our workplaces even more reflective of the diversity that exists in our communities.

We have partnered with a global management consulting company that works to create "Change that Matters". Their long-standing commitment to advancing gender parity, diversity, and inclusion in business aligns with our values and goals. We are working together to create a custom strategy to assist us in becoming the employer of choice, both locally and globally, for future employees.

We do not employ nor do we contract with any parties that employ people who are subjected to unsafe conditions. The vast majority of our employees are part of a union or are represented by a works council with whom we have worked to design conditions that are safe from harassment, and discrimination. In addition, as a supportive workplace, we do our best to accommodate the distinct circumstances of our employees that may require modified workplaces. We have also adopted a written Code of Business Conduct and Ethics to support a corporate culture which, among other things, promotes a work environment that prohibits intimidation and harassment and encourages and promotes diversity and inclusion.

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

Senior Notes

In January 2021, we issued $875.0 million aggregate principal amount of 5.125% senior notes due February 1, 2029, referred to as the “2029 Senior Notes” to refinance all $250.0 million in aggregate principal amount of our 6.500% Senior Notes due 2024, referred to as the “2024 Senior Notes”, pursuant to a tender offer and a subsequent redemption and to redeem all $550.0 million in aggregate principal amount of our 7.375% senior notes due 2025, referred to as the “2025 Senior Notes”. After giving effect to the foregoing transactions, we now have outstanding the following issues of senior notes, collectively referred to as the “Senior Notes”:

•	$300.0 million in aggregate principal amount of 5.500% senior notes due 2026, referred to as the “2026 Senior Notes”; and
•	$875.0 million in aggregate principal amount of 2029 Senior Notes.

(29)

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

The 2029 Senior Notes mature on February 1, 2029 and interest on the 2029 Senior Notes is payable semi-annually in arrears on each February 1 and August 1. Commencing August 1, 2021, interest is payable to holders of record of the 2029 Senior Notes on the immediately preceding January 15 and July 15 and is computed on the basis of a 360-day year consisting of twelve 30-day months. Commencing February 1, 2024, the 2029 Senior Notes will become redeemable at our option at a price equal to 102.563% of the principal amount redeemed and declining ratably on February 1 of each year thereafter to 100.000% on or after February 1, 2026.

The indentures governing the Senior Notes contain covenants limiting, among other things, our ability and the ability of our restricted subsidiaries to: incur additional indebtedness or issue preferred stock; pay dividends or make other distributions to our shareholders; purchase or redeem capital stock or subordinated indebtedness; make investments; create liens; incur restrictions on the ability of our restricted subsidiaries to pay dividends or make other payments to us; sell assets; consolidate or merge with or into other companies or transfer all or substantially all of our assets; and engage in transactions with affiliates. As of December 31, 2020, all of our subsidiaries were restricted subsidiaries.

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

(30)

As of December 31, 2020, approximately €12.5 million ($15.3 million) of the German Facility was supporting bank guarantees leaving approximately €187.5 million ($230.1 million) available.

Celgar Working Capital Facility

In June 2020, our Celgar mill amended its revolving credit facility agreement with a Canadian bank to increase the principal amount to C$60.0 million, referred to as the “Celgar Working Capital Facility”. The principal terms of the facility include:

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

•

The facility includes a C$3.0 million sub-limit for letters of credit. Celgar is required to pay 1.00% to 1.375% per annum on issued letters of credit and 0.25% per annum on unused availability under the facility.

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

As of December 31, 2020, approximately C$42.0 million ($33.0 million) of this facility was drawn and accruing interest at a rate of 1.84%, approximately C$0.5 million ($0.4 million) was supporting letters of credit and approximately C$15.6 million ($12.3 million) was available under the Celgar Working Capital Facility.

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

(31)

•

The facility also contains restrictive covenants which, among other things, restrict the ability of MPR to declare and pay dividends, incur indebtedness, incur liens, make investments, including in its existing joint ventures, and make payments on subordinated debt. The facility contains customary events of default.

As of December 31, 2020, approximately C$28.0 million ($22.0 million) of this facility was drawn and accruing interest at a rate of 1.72%, approximately C$0.9 million ($0.7 million) was supporting letters of credit and approximately C$31.1 million ($24.4 million) was available under the MPR Working Capital Facility.

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

The statements in this “Risk Factors” section describe material risks to our business and should be considered carefully. You should review carefully the risk factors listed below, as well as those factors listed in other documents we file with the SEC. In addition, these statements constitute our cautionary statements under the Private Securities Litigation Reform Act of 1995. Our disclosure and analysis in this annual report on Form 10-K and in our annual report to shareholders contain some forward-looking statements that set forth anticipated results based on management’s current plans and assumptions. If any of the risks and uncertainties described in the cautionary factors described below actually occur or continue to occur, our business, financial condition and results of operations and the trading price of our common stock could be materially and adversely affected. Moreover, the risks below are not the only risks we face and additional risks not currently known to us or that we presently deem immaterial may emerge or become material at any time and may negatively impact our business, reputation, financial condition, results of operations or the trading price of our common stock.

Risks Related to our Business

The COVID-19 pandemic could materially adversely affect our business, financial position and results of operations.

The outbreak of COVID-19 in late 2019 initially in China and its subsequent spread globally through 2020 has resulted in significant and widespread global infections and fatalities. In March 2020, the World Health Organization declared the spread of the COVID-19 virus a pandemic. The spread of the virus has resulted in various federal, state and provincial governments declaring emergency measures and the implementation of numerous measures to attempt to contain the virus, including travel bans and restrictions, quarantines, business closures, shelter in place orders and other shutdowns and restrictions.

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

(32)

Commencing in the fourth quarter of 2020, there has been a significant widespread increase or "second wave" in reported infections including in Europe, the United States and Canada, as well as the emergence and rapid spread of new variants of the COVID-19 virus. In response, various countries including in Europe have announced the re-imposition of restrictions on social, business, travel and other activities. In several countries such restrictions are at or near the level of lockdown restrictions imposed earlier in 2020. In February 2021, a couple of individuals at our Peace River mill tested positive for COVID-19. Following both provincial health protocols and our own health and safety policies, the mill was able to continue normal operations. We are currently working with the provincial health authority to implement broad-based testing at the mill.

In December 2020, various countries approved the use of certain vaccines to aid in the prevention and spread of the COVID-19 virus. Vaccinations started to be rolled out in late 2020 and are expected to continue throughout 2021. Although trial results for the vaccines were positive and encouraging, we cannot predict how successful the vaccines will be against COVID-19 or any of its variants, if there will be significant adverse side effects, how quickly the vaccines will be available and rolled out to the general population, the level of willingness of people to get vaccinated and how long it will take the vaccines to be effective enough for global economies to reopen.

Currently, we are unable to predict the impact of the recent resurgence in infections or emergence and spread of new variants of the virus, the extent of measures governments may take in response thereto, including imposing some or all prior or new restrictive measures, including business closures, nor the effectiveness of and the time required to roll out vaccinations on a large scale. Further, we are currently unable to predict the overall impact of such resurgence or emergence on global economic activity or the pace of any economic recovery.

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
•

governmental, business and individuals' actions that have been and may in the future be taken in response to the pandemic including any resurgence or additional waves of viral infection or any emergence and spread of new variants of the virus;

•	the impact of the pandemic on economic activity and actions taken in response thereto, including the recent easing of health and safety restrictions, measures and closures to reopened economies;
•	any resurgence in infections and fatalities resulting from recent efforts of governments to reopen economies;
•	any additional waves of the virus;
•	the effectiveness of vaccines and when vaccines will become widely available;
•	the effect on our customers' demand for pulp and wood products;
•	our vendors' ability to supply us with raw materials;
•	the availability of logistics networks, our ability to ship our products to customers and the availability of any required contractors to perform maintenance services;
•	the ability of our customers to pay for our products; and
•	any closures of our and our customers' facilities and offices.

The effect of the pandemic, including remote working arrangements for employees, has also increased the risk of cyberattacks on, and other material breaches of, our and our third party service providers' information technology systems.

(33)

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

Currently, we are aware of 1.9 million ADMTs of announced capacity increases, primarily of hardwood kraft pulp in 2021. However, we cannot predict whether new capacity will be announced or will come on line in the future. If any new capacity, particularly for NBSK pulp, is not absorbed in the market or offset by curtailments or closures of older, high-cost pulp mills, the increase could put downward pressure on pulp prices and materially adversely affect our results of operations, margin and profitability. Additionally, while NBHK pulp is not a direct competitor to NBSK pulp, if any future increases in pulp supply are not absorbed by demand growth, such supply could put downward pressure on NBSK pulp prices as well.

Demand for each of pulp and lumber has historically been determined primarily by general global macro-economic conditions and has been closely tied to overall business activity. Pulp prices have been and are likely to continue to be volatile and can fluctuate widely over time. Between 2011 and 2020, average European list prices for NBSK pulp have fluctuated between a low of approximately $760 per ADMT in 2012 to a high of $1,230 per ADMT in 2018. In the same period, the average North American NBHK price has fluctuated between a low of $700 per ADMT in 2012 to a high of $1,235 per ADMT in 2018.

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

(34)

Cyclical fluctuations in the price and supply of our raw materials, particularly fiber, could adversely affect our business.

Our main raw material is fiber in the form of wood chips, pulp logs and sawlogs. Fiber represented approximately 52% of our pulp cash production costs and approximately 69% of our lumber cash production costs in 2020. Fiber is a commodity and both prices and supply are cyclical. Fiber pricing is subject to regional market influences and our costs of fiber may increase in a region as a result of local market shifts. The cost of wood chips, pulp logs and sawlogs is primarily affected by the supply and demand for lumber. Demand for these raw materials is generally determined by the volume of pulp and paper products and wood products produced globally and regionally. Governmental regulations related to the environment, forest stewardship and green or renewable energy can also affect the supply of fiber. In Germany, governmental initiatives to increase the supply of renewable energy have led to more renewable energy projects in Europe, including Germany. Demand for wood residuals from such energy producers, combined with lower harvesting rates, has generally put upward pressure on prices for wood residuals, such as wood chips, in Germany and its neighboring countries. This has historically resulted in higher fiber costs for our German pulp mills and such trend could continue to put further upward pressure on wood chip prices. Wood chip supply in Germany was generally stable during the last three years due to stable sawmill production and lower demand from pellet producers and board manufacturers; however, there is no assurance that wood chip supply will continue to be stable or that supply will not be reduced or that fiber costs will not increase in the future.

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

The 2006 Softwood Lumber Agreement, which governed softwood lumber exports from Canada to the United States, expired in 2015, and a one-year post-expiration period during which the United States agreed not to impose trade sanctions expired in October 2016. In November 2016, a petition was filed by a coalition of U.S. lumber producers to the U.S. Department of Commerce and the U.S. International Trade Commission requesting an investigation into alleged subsidies provided to Canadian lumber producers. Since then, the U.S. Department of Commerce announced various countervailing and anti-dumping duty rates on Canadian softwood lumber and the United States and Canada have engaged in proceedings under the North American Free Trade Agreement and through the World Trade Organization. In November 2020, the U.S. Department of Commerce reduced the countervailing duty to 7.42% and the anti-dumping rate to 1.57%, for a total cash deposit rate of 8.99% for "all other" Canadian lumber producers. It is uncertain when or if the United States and Canada may settle a new agreement and what terms or restrictions it may contain. Any duties or other restrictions imposed on Canadian softwood lumber exports by the United States could negatively impact Canadian sawmill production in our Canadian mills’ supply area and result in reduced availability and increased costs for wood chips for our Canadian mills. While we believe this may be partially offset by increased wood chip supply from U.S. sawmills and pulp log availability, we cannot currently predict the overall effect on our Canadian mills’ overall fiber costs.

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

(35)

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

Our operations and those of our suppliers are subject to climate change variations which can impact the productivity of forests, the abundance of species, harvest levels and lumber. Further, over the last few years, changing weather patterns and climate conditions due to natural and man-made causes have added to the frequency and unpredictability of natural disasters like storms, wildfires and wind, snow and ice storms. One or a combination of these factors could adversely affect our fiber supply which is our largest cash production cost. There are differing scientific studies and opinions relating to the severity, extent and speed at which climate change is or may be occurring around the world. As a result, we are currently unable to identify and predict all of the specific consequences of climate change on our business and operations.

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

(36)

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

Such additional demand for wood residuals and/or governmental initiatives may materially increase the competition and prices for wood residuals over time. This could increase our fiber costs and/or restrict our ability to acquire fiber at competitive prices or at all during times of shortages. If our fiber costs increase and we cannot pass on these costs to our customers or offset them through higher prices for our sales of surplus energy, it will negatively affect our operating margins, results of operations and financial position. If we cannot obtain the fiber required to operate our mills, we may have to curtail and/or shut down production. This could have a material adverse effect on our operations, financial results and financial position.

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

(37)

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

(38)

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

(39)

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

(40)

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

Risks Related to our Debt

Our level of indebtedness could negatively impact our financial condition, results of operations and liquidity.

As of December 31, 2020, we had approximately $1,145.3 million of indebtedness outstanding. We may also incur additional indebtedness in the future. Our high debt levels may have important consequences for us, including, but not limited to the following:

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

(41)

•	limiting our flexibility in planning for, or reacting to, changes and opportunities in our business and our industry; and
•	our level of indebtedness increases the possibility that we may be unable to generate cash sufficient to pay the principal or interest due in respect of our indebtedness.

The indentures that govern our Senior Notes, and our existing credit facilities contain restrictive covenants which impose operating and other restrictions on us and our subsidiaries. These restrictions will affect, and in many respects will limit or prohibit, our ability to, among other things, incur or guarantee additional indebtedness, pay dividends or make distributions on capital stock or redeem or repurchase capital stock, make investments or acquisitions, create liens and enter into mergers, consolidations or transactions with affiliates. The terms of our indebtedness also restrict our ability to sell certain assets, apply the proceeds of such sales and reinvest in our business.

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

In addition, certain of our credit facilities use LIBOR as a benchmark for establishing borrowing rates. In July 2017, the United Kingdom regulator that regulates LIBOR announced its intention to phase out LIBOR rates by the end of 2021. At this time, no consensus exists as to what rate or rates may become accepted alternatives to LIBOR, and it is impossible to predict whether and to what extent banks will continue to provide LIBOR submissions to the administrator of LIBOR, whether LIBOR rates will cease to be published or supported during or after 2021 or whether any additional reforms to LIBOR may be enacted. While our credit facilities generally include provisions for the determination of a successor benchmark, any discontinuation of LIBOR after 2021 and the replacement with an alternative reference rate may adversely impact interest rates and our cost of borrowing.

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

Risks Related to Macro-economic Conditions

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

(42)

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

In addition, financial uncertainties and other events in our major international markets, including uncertainties arising as a result of global pandemics, may negatively impact the global economy and consequently, our results of operations.

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

The rise of economic nationalist sentiments and trade protectionism has led to increasing political uncertainty and unpredictability throughout the world. The United Kingdom has departed from the European Union and currently there is no certainty as to the overall effect on European and world economies. The U.S. previously imposed various tariffs on various goods from various countries, including China. Although there has been a partial first phase trade deal between the United States and China, there can be no certainty whether any further trade deals or relaxation or elimination of trade tariffs will occur or upon what terms. Additionally, there can be no assurance that additional or new trade tensions and tariffs will not arise between various trade partners including, among others, the United States and China. These potential developments, market perceptions concerning these and related issues and the attendant regulatory uncertainty regarding, for example, the posture of governments with respect to international trade, could have a material adverse effect on global trade and economic growth which, in turn, can adversely affect our business, results of operation and financial condition.

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

(43)

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

Legal and Regulatory Risks

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

(44)

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

We participate in German statutory energy programs.

In Germany, our Stendal and Friesau mills sell surplus green energy at fixed prices or tariffs pursuant to the Renewable Energy Act. Effective January 1, 2017, the German government amended the Renewable Energy Act so that funding for renewable energy is to be allocated through an auction system, primarily to create a competitive bidding process for new installations of wind, solar and biomass energy. Our Stendal mill’s tariff expires in 2024 and Friesau mill's tariff expires in 2029. Our Rosenthal mill's initial 20-year tariff expired on December 31, 2020. In 2020, the German government proposed measures that would have, among other things, extended the time period that such tariffs would be available for pulp mills. However, such measures did not come into effect. As a result, commencing January 1, 2021, our Rosenthal mill started selling its power at market rates which fluctuate over time. As a result of, among other things, the COVID-19 pandemic reducing power demand generally in Germany, market rates are currently materially lower than the prior prescribed special tariff. The German government has publicly announced that it will seek to further incentivize green energy production at pulp mills through additional measures in 2021.

The availability of tariffs and other incentives for our green energy production activities is dependent, to a large extent, on political and policy developments relating to environmental concerns in the regions in which we operate. We cannot currently predict the scope of any such measures whether they will provide similar economic incentives as under the tariffs, when, if at all, they will be implemented or their potential application and impact on our Rosenthal mill and, on the expiry of their existing tariffs in 2024 and 2029, respectively, our Stendal and Friesau mills.

Our international sales and operations are subject to applicable laws relating to trade, export controls and foreign corrupt practices, the violation of which could adversely affect our operations.

As a result of our international sales and operations, we are subject to trade and economic sanctions and other restrictions imposed by the United States, Canada and other governments or organizations, including prohibitions in the United States against foreign competitors’ (including our operating subsidiaries) receipt of certain unlawful foreign governmental benefits. We are also subject to the U.S. Foreign Corrupt Practices Act of 1977, the Canadian Corruption of Foreign Public Officials Act and other anti-bribery laws that generally bar bribes or unreasonable gifts to foreign governments or officials. Changes in trade sanction laws could restrict our business practices, including cessation of business activities in sanctioned countries or with sanctioned entities, and may result in modifications to compliance programs. Violations of these laws or regulations could result in sanctions including fines, loss of authorizations needed to conduct our international business, the imposition of tariffs or duties and other penalties, which could adversely impact our business, operating results and financial condition.

Risks Related to Ownership of our Shares

(45)

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

(46)

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

Stendal Mill. The Stendal mill is situated on a 96.5 hectare site owned by Stendal that is part of a larger 1,250 hectares industrial park near the town of Stendal in the state of Saxony-Anhalt, approximately 300 kilometers north of the Rosenthal mill and 130 kilometers west of Berlin. The mill is adjacent to the Elbe River and has access to harbor facilities for water transportation. The mill is a single line mill with a current annual design production capacity of approximately 660,000 ADMTs of kraft pulp. The Stendal mill is self-sufficient in steam and electrical power. Some excess electrical power which is constantly being generated is sold to the regional power grid. The facilities at the mill include:

•	an approximately 740,000 square feet fiber and roundwood storage area;
•	debarking and chipping facilities for pulp logs;
•	a fiber line, which includes ten SuperBatch™ digesters and bleaching facilities;
•	a pulp machine, which includes a dryer, a cutter and two baling lines;
•	an approximately 105,000 square feet finished goods storage area;
•	a chemical recovery line, which includes a recovery boiler, evaporation plant, recausticizing plant and lime kiln;
•	a fresh water plant;
•	a wastewater treatment plant; and
•	a power station with two turbines capable of producing 148 MW of electrical power.

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

(47)

•	a wastewater treatment system; and
•	a power station with two turbines capable of producing approximately 100 MW of electrical power.

Peace River Mill. The Peace River mill is situated on a 791 acre site near the town of Peace River, Alberta, approximately 490 kilometers north of Edmonton. The mill has an annual production capacity of approximately 475,000 ADMTs of kraft pulp. The mill is self-sufficient in steam and electrical power. The facilities at the Peace River mill include:

•	an approximately 1,130,000 square feet fiber storage area and approximately 2,700,000 square feet log storage;
•	an approximately 189 railcar siding/storage capacity;
•	a fiber line which includes a dual vessel hydraulic digester, a single stage oxygen delignification system and a four stage bleach plant;
•	a pulp machine which includes a dryer, cutter and two baling lines;
•	an approximately 56,000 square feet on-site finished goods storage area;
•	a chemical recovery line which includes a recovery boiler, evaporation plant, recausticizing plant and a lime kiln;
•	a fresh water treatment plant;
•	a wastewater treatment system; and
•	two turbines capable of producing approximately 70 MW of electrical power.

Friesau Mill. The Friesau mill is situated on a 62 acre site in the town of Saalburg-Ebersdorf, Germany, approximately 300 kilometers south of Berlin and only 16 kilometers from the Rosenthal mill. It is a two line sawmill with an annual production capacity of approximately 550 MMfbm of lumber on a continuously operating basis. The mill also sells electrical power generation to the regional power grid at fixed green power tariffs. The mill is self-sufficient in thermal power. The facilities at the Friesau mill include:

•	an approximately one million square feet roundwood storage area;
•	three log debarking and two sorting lines;
•	two Linck sawing lines;
•	42 lumber kilns capable of matching sawmill production;
•	two continuous kilns;
•	three planer lines;
•	an approximately 663,800 square feet finished goods storage area; and
•	a biomass fueled cogeneration power plant capable of producing 13 MW of electrical power.

Santanol. Santanol owns and leases approximately 2,500 hectares of Indian sandalwood plantations and a processing and extraction plant in Western Australia.

ITEM 3.	LEGAL PROCEEDINGS

We are subject to routine litigation incidental to our business. We do not believe that the outcome of such litigation will have a material adverse effect on our business or financial condition.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

(48)

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
(a)	Market Information. Our shares are quoted for trading on the NASDAQ Global Select Market under the symbol “MERC”.
(b)	Shareholder Information. As of February 11, 2021, there were approximately 173 holders of record of our shares and a total of 65,868,086 shares were outstanding.
(c)

Dividend Information.  On February 12, 2021, our board of directors approved a quarterly dividend of $0.0650 per share to be paid to holders of our common stock on April 7, 2021 to shareholders of record on March 31, 2021.

In 2020, our board of directors approved one quarterly dividend of $0.1375 per share and three quarterly dividend payments of $0.0650 per share each, the first being paid on April 1, 2020, the second being paid on July 7, 2020, the third being paid on October 6, 2020 and the fourth being paid on December 30, 2020.

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

(d)

Equity Compensation Plans. The following table sets forth information as of December 31, 2020 with respect to the shares of our common stock that may be issued under our existing equity compensation plans:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Plan Category
Equity compensation plans approved by shareholders	—	(1)	$ —	1,747,393	(2)
Equity compensation plans not approved by shareholders	—		$ —	—

(1)

Excludes 68,140 outstanding restricted shares which vest in 2021 and a maximum of 2,364,848 outstanding performance share units, 618,288 of which had vested as of December 31, 2020. The underlying shares of common stock relating to the vested performance share units were issued in February 2021. Of the remaining 1,746,560 performance share units, 626,550 will vest in 2021 and 1,120,010 will vest in 2022. The actual number of shares of common stock issued in respect of unvested performance share units will vary from 0% to 200% of performance share units granted, based upon achievement of performance objectives established for such awards.

(2)

Represents the number of shares of our common stock remaining available for issuance under the 2010 Stock Incentive Plan, which replaced two previous plans, as of December 31, 2020. The plan provides for options, restricted stock rights, restricted shares, performance shares, performance share units and stock appreciation rights to be awarded to employees, consultants and non-employee directors.

(49)

(e)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers. The following table provides information regarding our share repurchase activity during 2020:
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program
March 1 - March 31, 2020	23,584	$6.84	23,584	$49,084,880

(1)	In May 2019, our board of directors authorized a common stock repurchase program, under which we may purchase up to $50 million of our shares, which expired in May 2020.
(f)

Performance Graph. The following graph shows a five-year comparison of cumulative total shareholder return, calculated on an assumed dividend reinvested basis, for our common stock, the S&P SmallCap 600 Index, a group of peer companies, referred to as the “Peer Group”, and Standard Industrial Classification Code Index or “SIC” (SIC Code 2611 - pulp mills), referred to as the “SIC Code Index”. The graph assumes $100 was invested in each of our common stock, the S&P SmallCap 600 Index, the Peer Group and the SIC Code Index on December 31, 2015. Data points on the graph are annual.

Comparison of Cumulative Total Return

Mercer International Inc.
S&P SmallCap 600
Peer Group
SIC Code Index
$250
$200
$150
$100
$50
$0
2015
2016
2017
2018
2019
2020

Assumes $100 Invested December 31, 2015

Assumes Dividends Reinvested

Fiscal Year Ending December 31, 2020

	2015	2016	2017	2018	2019	2020
Mercer International Inc.	$100.00	$124.20	$173.56	$131.28	$161.06	$140.51
S&P SmallCap 600 Index	$100.00	$126.56	$143.30	$131.15	$161.03	$179.20
Peer Group(1)	$100.00	$120.77	$175.34	$143.74	$178.49	$202.62
SIC Code Index	$100.00	$139.92	$192.06	$122.09	$104.04	$110.61

(1)

The Peer Group is comprised of Borregard ASA, Canfor Pulp Products Inc., Domtar Corporation, ENC Energy Cellulose  SA, Resolute Forest Products Inc., Rottneros RROS, Stora Enso Oyj, UPM-Kymmene Oyj and West Fraser Timber Co. Ltd.

(50)

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth selected historical financial and operating data as of and for the years indicated. The following selected financial data are qualified in their entirety by, and should be read in conjunction with, our consolidated financial statements and related notes contained in this annual report and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

	Year Ended December 31,
	2020	2019		2018(1)		2017		2016
	(in thousands, other than per share amounts and operating data)
Statement of Operations Data
Pulp segment revenues	$1,220,644	$1,457,123		$1,268,204		$1,071,715		$931,623
Wood products segment revenues	197,649	159,937		189,036		97,430
Corporate and other revenues	4,847	7,351		478
Total revenues	$1,423,140	$1,624,411		$1,457,718		$1,169,145		$931,623

Pulp segment operating income	$37,952	$90,583		$274,356		$171,279	(2)	$124,594	(2)
Wood products segment operating income	34,704	7,349		6,203		5,610
Corporate and other operating loss	(8,927)	(13,929)		(12,692)		(8,335)		(9,470)
Total operating income	$63,729	$84,003		$267,867		$168,554		$115,124

Pulp segment depreciation and amortization	$115,945	$117,108		$87,628		$80,833		$71,476
Wood products segment depreciation and amortization	12,212	7,966		8,485		4,060
Corporate and other depreciation and amortization	764	1,320		616		401		508
Total depreciation and amortization	$128,921	$126,394		$96,729		$85,294		$71,984

Costs and expenses	$1,359,411	$1,540,408		$1,189,851		$1,000,591	(2)	$816,499	(2)
Interest expense	$80,746	$75,750		$51,464		$54,796		$51,575
Loss on settlement of debt	$—	$(4,750)	(3)	$(21,515)	(3)	$(10,696)	(4)	$(454)	(4)
Other income (expenses)	$5,878	$6,084		$(17,618)		$873	(2)	$(3,631)	(2)
Net income (loss)	$(17,235)	$(9,639)		$128,589		$70,483		$34,943
Net income (loss) per common share
Basic	$(0.26)	$(0.15)		$1.97		$1.09		$0.54
Diluted	$(0.26)	$(0.15)		$1.96		$1.08		$0.54
Dividends declared per common share	$0.3325	$0.5375		$0.5000		$0.4700		$0.4600
Weighted average shares outstanding
Basic	65,768	65,553		65,133		64,916		64,631
Diluted	65,768	65,553		65,771		65,393		65,098

Balance Sheet Data
Current assets	$874,852	$844,697		$810,699		$852,339	(5)	$401,851
Current liabilities	$211,796	$256,312		$195,388		$430,466	(5)	$93,170
Working capital	$663,056	$588,385		$615,311		$421,873		$308,681
Total assets(6)	$2,129,126	$2,065,720		$1,975,735		$1,724,710	(5)	$1,158,708
Long-term liabilities	$1,316,303	$1,259,005		$1,198,918		$743,578		$686,410
Total shareholders' equity	$601,027	$550,403		$581,429		$550,666		$379,128

(51)

	Year Ended December 31,
	2020		2019		2018(1)		2017	2016
Selected Production, Sales and Other Data
Pulp Segment
Pulp production (‘000 ADMTs)
NBSK	1,716.1		1,736.4		1,451.3		1,507.0	1,428.4
NBHK	335.0		304.2		21.3
Pulp sales (‘000 ADMTs)
NBSK	1,700.4		1,773.2		1,418.0		1,515.1	1,428.7
NBHK	329.0		325.7		22.9
Average pulp sales realizations ($/ADMT) (7)
NBSK	572		663		821		640	586
NBHK	452		567		707
Energy production (‘000 MWh)	2,238.6	(8)	2,141.2	(8)	1,625.2	(8)	1,888.3	1,812.6
Energy sales (‘000 MWh)	894.5	(8)	822.8	(8)	615.2	(8)	822.1	785.8
Average energy sales realizations ($/MWh)	93	(8)	91	(8)	103	(8)	95	91

Wood Products Segment
Lumber production (MMfbm)	438.0		414.7		398.7		281.3
Lumber sales (MMfbm)	449.2		408.8		412.9		213.5
Average lumber sales realizations ($/Mfbm)	402		348		408		385
Energy production and sales (‘000 MWh)	89.0		83.5		86.3		73.7
Average energy sales realizations ($/MWh)	119		116		125		120

(1)	Includes results of MPR from December 10, 2018.
(2)	Adjusted as a result of our adoption of Accounting Standards Update 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Post-Retirement Benefit Cost.
(3)	Redemption of our outstanding 7.75% senior notes due 2022, referred to as the “2022 Senior Notes”.
(4)	Redemption of our outstanding 7.00% senior notes due 2019.
(5)	In December 2017, we issued $300.0 million of 2026 Senior Notes and used the proceeds along with cash on hand to redeem, on January 5, 2018, $300.0 million of 2022 Senior Notes.
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

The following discussion and analysis of our financial condition and results of our operations for the years ended December 31, 2020 and 2019 is based upon and should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this annual report. Please refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended December 31, 2019 for a discussion of our results of operations for 2018 and financial position as of December 31, 2018.  This annual report contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those indicated in forward-looking statements. See “Cautionary Note Regarding Forward-Looking Statements” and Item 1A. “Risk Factors”.

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

Markets for kraft pulp are global, cyclical and commodity based. Our financial performance depends on a number of variables that impact sales and production costs. Sales and production results for kraft pulp are influenced largely by the market price for kraft pulp, fiber costs and foreign currency exchange rates. Kraft pulp prices are highly cyclical and primarily determined by the balance between supply and demand. Pricing and demand are influenced by global macro-economic conditions, changes in consumption and industry capacity, the level of customer and producer inventories and fluctuations in exchange rates. The average European list prices for NBSK pulp between 2011 and 2020 have fluctuated between a low of $760 per ADMT in 2012 to a high of $1,230 per ADMT in 2018. In the same period, average North American list prices for NBHK pulp have fluctuated between a low of $700 per ADMT in 2012 to a high of $1,235 per ADMT in 2018.

Our pulp sales realizations are list prices, net of customer discounts, rebates and other selling concessions. Our sales to China are closer to a net price with significantly lower or little discounts and rebates.

European and U.S. lumber markets differ. In the European market, lumber is generally customized in terms of dimensions and finishing, whereas the U.S. market is driven primarily by demand from new housing starts and home renovation activities and dimensions and finishing are generally standardized.

Energy and chemical production and sales are key revenue sources for us. Further initiatives to increase our generation and sales of renewable energy, chemicals and other by-products will continue to be a key focus for us. Such further initiatives may require additional capital spending.

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

(54)

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

Unexpected maintenance downtime can be particularly disruptive in our industry.

Selected 2020 Highlights

In 2020, we:

•

implemented our crisis management plan and developed COVID-19 exposure control plans, risk assessments and protocols, which helped result in no material disruptions to our operations since the pandemic was declared in March 2020;

•	achieved record operating income for our wood products segment of $34.7 million driven by record production, high lumber sales realizations and low per unit fiber costs; and
•

advanced several important expansion projects including the construction of new planer, drying and automated grading capacity at our Friesau sawmill along with the early stages of a pulp capacity increase project at our Stendal pulp mill.

Current Market Environment

In January 2021, published NBSK list prices increased $50 per ADMT in Europe, and $30 per ADMT in North America and net prices increased $100 per ADMT in China. Although there is continued economic uncertainty as a result of the COVID-19 pandemic, based on the recent NBSK price increases and an improving supply demand balance, we are currently expecting stable pulp demand and modestly improving prices during the course of 2021.

In our wood products segment, going into 2021 we currently expect continued strong lumber demand and prices in the U.S. market along with modestly improving sales realizations in the European market.

(55)

Summary Financial Highlights

	Year Ended December 31,
	2020	2019
	(in thousands, other than percent and per share amounts)
Statement of Operations Data
Pulp segment revenues	$1,220,644	$1,457,123
Wood products segment revenues	197,649	159,937
Corporate and other revenues	4,847	7,351
Total revenues	$1,423,140	$1,624,411

Pulp segment operating income	$37,952	$90,583
Wood products segment operating income	34,704	7,349
Corporate and other operating loss	(8,927)	(13,929)
Total operating income	$63,729	$84,003

Pulp segment depreciation and amortization	$115,945	$117,108
Wood products segment depreciation and amortization	12,212	7,966
Corporate and other depreciation and amortization	764	1,320
Total depreciation and amortization	$128,921	$126,394

Operating EBITDA(1)	$192,650	$210,397
Operating EBITDA margin(1)	14%	13%
Loss on settlement of debt	$—	$(4,750)	(2)
Income tax provision	$(6,096)	$(19,226)
Net loss	$(17,235)	$(9,639)
Net loss per common share
Basic	$(0.26)	$(0.15)
Diluted	$(0.26)	$(0.15)
Common shares outstanding at period end	65,868	65,629

(1)	See “Non-GAAP Financial Measures” for a description of Operating EBITDA and Operating EBITDA margin, their limitations and why we consider them to be useful measures.

The following table provides a reconciliation of net loss to operating income and Operating EBITDA for the years indicated:

	Year Ended December 31,
	2020	2019
	(in thousands)
Net loss	$(17,235)	$(9,639)
Income tax provision	6,096	19,226
Interest expense	80,746	75,750
Loss on settlement of debt	—	4,750
Other income	(5,878)	(6,084)
Operating income	63,729	84,003
Add: Depreciation and amortization	128,921	126,394
Operating EBITDA	$192,650	$210,397
(2)	Redemption of 2022 Senior Notes.

(56)

Selected Production, Sales and Other Data

	Year Ended December 31,
	2020	2019
Pulp Segment
Pulp production ('000 ADMTs)
NBSK	1,716.1	1,736.4
NBHK	335.0	304.2
Annual maintenance downtime ('000 ADMTs)	50.1	108.1
Annual maintenance downtime (days)	43	82
Pulp sales ('000 ADMTs)
NBSK	1,700.4	1,773.2
NBHK	329.0	325.7
Average NBSK pulp prices ($/ADMT)(1)
Europe	851	946
China	588	612
North America	1,139	1,239
Average NBHK pulp prices ($/ADMT)(1)
China	462	558
North America	881	1,036
Average pulp sales realizations ($/ADMT)(2)
NBSK	572	663
NBHK	452	567
Energy production ('000 MWh)(3)	2,238.6	2,141.2
Energy sales ('000 MWh)(3)	894.5	822.8
Average energy sales realizations ($/MWh)(3)	93	91

Wood Products Segment
Lumber production (MMfbm)	438.0	414.7
Lumber sales (MMfbm)	449.2	408.8
Average lumber sales realizations ($/Mfbm)	402	348
Energy production and sales ('000 MWh)	89.0	83.5
Average energy sales realizations ($/MWh)	119	116

Average Spot Currency Exchange Rates
$ / €(4)	1.1410	1.1194
$ / C$(4)	0.7457	0.7537

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

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

Consolidated – Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

Total revenues in 2020 decreased by approximately 12% to $1,423.1 million from $1,624.4 million in 2019 primarily due to lower pulp sales realizations and pulp sales volumes partially offset by higher lumber sales realizations and sales volumes.

In 2020 and 2019, we sold 983,519 MWh and 906,331 MWh, respectively, of renewable energy. In 2020, energy and chemical revenues increased by approximately 2% compared to 2019 due to lower annual maintenance downtime and stable production.

Costs and expenses in 2020 decreased by approximately 12% to $1,359.4 million from $1,540.4 million in 2019 primarily due to lower per unit fiber costs, maintenance costs and pulp sales volumes. 2019 costs and expenses included a reversal of $20.9 million in accrued wastewater fees at our German pulp mills.

(57)

In 2020, our per unit fiber costs decreased by approximately 15% for our pulp segment and 17% for our wood products segment due to lower per unit fiber costs at all of our mills. The German mills’ per unit fiber costs declined due to the continued availability of storm and beetle damaged wood. The per unit fiber costs for our Canadian mills declined due to increased sawmill activity, but remained historically high due to strong demand in the Canadian mills' fiber procurement areas.

In 2020, cost of sales depreciation and amortization increased to $128.8 million from $125.8 million in 2019.

Selling, general and administrative expenses decreased by approximately 10% to $66.9 million in 2020 from $74.2 million in 2019 primarily due to cost reduction initiatives and lower stock based compensation expense.

In 2020, our operating income decreased by approximately 24% to $63.7 million from $84.0 million in 2019 as lower pulp sales realizations were only partially offset by lower per unit fiber costs, lower maintenance costs and higher lumber sales realizations. 2019 operating income includes a $20.9 million reversal of accrued wastewater fees.

Interest expense in 2020 increased to $80.7 million from $75.8 million in 2019 primarily as a result of higher indebtedness resulting from our issuance of an additional $100.0 million of senior notes in October 2019.

In 2019, we redeemed $100.0 million of 2022 Senior Notes at a cost, including premium, of $103.9 million and recorded a loss on such redemption of $4.8 million (being $0.07 per share).

In 2020, we had $5.9 million of other income primarily due to a $17.5 million realized gain on the sale of investments partially offset by a $13.8 million foreign exchange loss primarily on the translation of dollar denominated cash held at the mills as the dollar weakened at the end of 2020. In 2019, we had $6.1 million of other income primarily due to interest earned on cash.

During 2020, income tax expense was $6.1 million primarily due to the tax provision for our German entities only partially offset by tax recoveries for our Canadian entities. In 2019, income tax expense was $19.2 million, due to higher income for our German entities.

In 2020, the dollar was 2% weaker against the euro and 1% stronger against the Canadian dollar compared to 2019, which increased our euro and decreased our Canadian dollar denominated costs and expenses.

In 2020, our net loss was $17.2 million, or $0.26 per share, from a net loss in 2019 of $9.6 million, or $0.15 per share after giving effect to costs of $4.8 million, or $0.07 per share, for the loss on the redemption of senior notes.

In 2020, Operating EBITDA decreased by approximately 8% to $192.7 million from $210.4 million in 2019 as lower pulp sales realizations were only partially offset by lower per unit fiber costs, lower maintenance costs and higher lumber sales realizations. 2019 EBITDA includes a $20.9 million reversal of accrued wastewater fees.

Pulp Segment – Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

Selected Financial Information

	Year Ended December 31,
	2020	2019
	(in thousands)
Pulp revenues	$1,130,302	$1,370,742
Energy and chemical revenues	$90,342	$86,381
Depreciation and amortization	$115,945	$117,108
Operating income	$37,952	$90,583

Pulp revenues in 2020 decreased by approximately 18% to $1,130.3 million from $1,370.7 million in 2019 due to lower sales realizations and sales volumes.

(58)

Energy and chemical revenues increased by approximately 5% to $90.3 million in 2020 from $86.4 million in 2019 primarily due to higher energy production partially offset by lower chemical production caused by our German mills processing dry beetle damaged wood.

NBSK pulp production modestly decreased to 1,716,067 ADMTs in 2020 from 1,736,372 ADMTs in 2019. In 2020, we also produced 335,017 ADMTs of NBHK pulp up from 304,210 ADMTs in 2019. In 2020, we had annual scheduled maintenance downtime of 43 days (approximately 50,100 ADMTs), and in July 2020 our Celgar mill had 30 days of market related downtime. In 2019, we had annual scheduled maintenance downtime of 82 days (approximately 108,100 ADMTs).

We estimate that such maintenance downtime in 2020 adversely impacted our operating income by approximately $27.8 million, comprised of approximately $16.3 million in direct out-of-pocket expenses and the balance in reduced production. Many of our competitors that report their financial results using International Financial Reporting Standards, referred to as “IFRS”, capitalize their direct costs of maintenance downtime.

In 2021, excluding the Peace River mill, we currently have scheduled maintenance downtime for our pulp mills of 73 days, or approximately 97,000 ADMTs. Of such downtime, 20 days, or approximately 27,600 ADMTs will be in the first quarter, an aggregate of 32 days, or approximately 44,800 ADMTs, will be in the second quarter, an aggregate of 19 days, or approximately 20,800 ADMTs, in the third quarter and an aggregate of 2 days, or approximately 3,800 ADMTs, in the fourth quarter.  At the Peace River Mill, we expect to commence approximately 63 days of down time, or approximately 95,600 ADMTs, in April 2021 relating to work that was scheduled in 2020 and rescheduled to 2021 as a result of the COVID-19 pandemic and regular annual maintenance. The work related to a boiler incident in 2017 and we currently expect insurance to cover the estimated costs of about $27.0 million. Upon completion, the mill will have a new state-of-the-art boiler. We also expect to receive business interruption insurance for the extra downtime for repairs resulting from the prior incident. Such business interruption insurance proceeds will be recorded as a reduction to our cost and expenses.

NBSK pulp sales volumes decreased by approximately 4% to 1,700,369 ADMTs in 2020 compared to 1,773,153 ADMTs in 2019 primarily due to the timing of sales and lower production. In 2020, we also sold 329,040 ADMTs of NBHK pulp compared to 325,665 ADMTs in 2019.

In 2020, average list prices for NBSK pulp decreased by approximately 10% in Europe and 8% in North America compared to 2019. In 2020, average net prices for NBSK pulp in China decreased by approximately 4% compared to 2019. Such decreases in prices principally resulted from high producer inventory levels and market uncertainty due to the COVID-19 pandemic. In 2020, the pandemic accelerated the shift in end-customer demand for pulp, with NBSK pulp demand for tissue and hygiene products continuing to increase globally and demand for graphic and printing and writing paper declining. During the fourth quarter of 2020, pulp markets started to recover and prices improved modestly. Average list prices for NBSK pulp in Europe and North America were approximately $851 per ADMT and $1,139 per AMDT, respectively in 2020 compared to approximately $946 per ADMT and $1,239 per ADMT, respectively, in 2019. As of December 31, 2020, NBSK list prices in Europe and North America were approximately $910 per ADMT and $1,155 per ADMT, respectively, and net prices in China were approximately $695 per ADMT. As of December 31, 2020, NBHK list prices in North America were $880 per ADMT and net prices in China were $535 per ADMT. Average net prices for NBSK pulp in China were approximately $588 per ADMT in 2020 compared to approximately $612 per ADMT in 2019.

Average NBSK pulp sales realizations decreased by approximately 14% to $572 per ADMT in 2020 from $663 per ADMT in 2019 due to lower list prices. In 2020, NBHK pulp sales realizations decreased by approximately 20% to $452 per ADMT in 2020 from $567 per ADMT in 2019.

In 2020, our Canadian mills recorded write downs of our inventory carrying values of $26.0 million as a result of lower pulp sales realizations and high fiber costs. In 2019, our Canadian mills recorded write-downs of our inventory carrying values of $23.0 million.

In 2020, the net negative impact on operating income due to foreign exchange was $2.9 million primarily due to the effect of a weaker dollar on average compared to the euro which increased the dollar cost of our euro denominated costs and expenses compared to 2019.

(59)

Costs and expenses in 2020 decreased by approximately 13% to $1,183.2 million from $1,367.1 million in 2019 primarily due to lower per unit fiber costs, maintenance costs and pulp sales volumes. In 2020 we have received approximately $9.1 million of wage assistance under a Canadian government wage subsidy program. 2019 costs and expenses include the reversal of $20.9 million in accrued wastewater fees at our German pulp mills.

In 2020, depreciation and amortization decreased to $115.9 million from $117.1 million in 2019.

On average, in 2020, overall per unit fiber costs decreased by approximately 15% from 2019 due to lower per unit fiber costs at all of our mills. In 2020, per unit fiber costs for our German mills declined due to the continued availability of beetle damaged wood. For our Canadian mills, per unit fiber costs declined due to increased sawmill activity but remained at historically high levels due to strong demand in the mills’ fiber procurement areas.

In 2021, we currently expect stable per unit fiber costs due to the continued availability of beetle damaged wood in Germany and continued strong demand for fiber in the Canadian mill’s fiber procurement areas.

Transportation costs were flat at $144.4 million in 2020 from $144.5 million in 2019 as lower costs due to lower sales volumes were mostly offset by higher per unit costs.

In 2020, pulp segment operating income decreased by approximately 58% to $38.0 million from $90.6 million in 2019 as lower pulp sales realizations were only partially offset by the positive impact of lower per unit fiber costs and lower maintenance costs. 2019 operating income includes the reversal of $20.9 million of accrued wastewater fees.

Wood Products Segment – Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

Selected Financial Information

	Year Ended December 31,
	2020	2019
	(in thousands)
Lumber revenues	$180,769	$142,243
Energy revenues	$10,619	$9,721
Wood residual revenues	$6,261	$7,973
Depreciation and amortization	$12,212	$7,966
Operating income	$34,704	$7,349

In 2020, lumber revenues increased by approximately 27% to $180.8 million from $142.2 million, primarily due to a higher realized sales price and higher sales volumes. Overall, in 2020, U.S. markets were strong with approximately 52% of our lumber revenues and 36% of sales volumes to such market. The majority of the balance of our lumber sales were to Europe.

Energy and wood residual revenues decreased by approximately 5% to $16.9 million in 2020 from $17.7 million in 2019 due to lower sales realizations for wood residuals.

Lumber production increased by approximately 6% to a record 438.0 MMfbm of lumber in 2020 from 414.7 MMfbm in 2019 primarily due to capital improvements.

Lumber sales volumes increased by approximately 10% to a record 449.2 MMfbm in 2020 from 408.8 MMfbm in 2019 due to strong production and demand.

Average lumber sales realizations increased by approximately 16% to $402 per Mfbm in 2020 from $348 per Mfbm in 2019. In 2020, U.S lumber markets were strong and European lumber markets were generally stable. U.S. lumber pricing increased due to strong demand from the housing and renovation market. European lumber pricing declined due to an increase in the supply of lumber processed from beetle and storm damaged wood which generally obtains lower prices.

(60)

Fiber costs were approximately 69% of our lumber cash production costs in 2020. In 2020 per unit fiber costs decreased by approximately 17% from 2019 primarily due to the availability of lower cost beetle damaged wood.  We currently expect stable per unit fiber costs in 2021 as a result of the continued availability of beetle damaged wood.

In 2020, depreciation and amortization for our wood products segment increased to $12.2 million from $8.0 million in 2019 primarily due to the completion of capital projects.

Transportation costs increased by approximately 23% to $29.2 million in 2020 from $23.7 million in 2019 primarily due to higher sales volumes primarily to the U.S. market.

In 2020, our wood products segment had record operating income of $34.7 million compared to $7.3 million in 2019 primarily due to a higher lumber realized sales price, lower per unit fiber costs and strong production.

Sensitivities

The following sensitivity analysis provides only a limited point-in-time view of the pulp price, lumber price, fiber costs and foreign exchange rates discussed. The actual impact of the underlying price and rate changes may differ materially from that shown in the sensitivity analysis.

Our earnings are sensitive to, among other things, fluctuations in:

Pulp Price. Pulp is a global commodity that is priced in dollars, whose markets are highly competitive and cyclical in nature. As a result, our earnings are sensitive to pulp price changes. Based upon our 2020 sales volume and assuming all other factors remained constant, each $10.00 per tonne change in pulp list prices yields a change in pulp revenues of approximately $15.4 million.

Lumber Price. Lumber markets are highly competitive and cyclical in nature. As a result, our earnings are sensitive to lumber price changes. Based upon our 2020 sales volume and assuming all other factors remain constant, each $10.00 per Mfbm change in lumber price yields a change in lumber revenues of approximately $4.5 million.

Fiber Costs. Our main raw material is fiber in the form of wood chips, pulp logs and sawlogs. Fiber is a commodity and both prices and supply are cyclical. As a result, our operating costs are sensitive to fiber cost changes. For our pulp segment, based upon our 2020 fiber costs and assuming all other factors remained constant, each 1% change in per unit fiber cost yields a change in annual operating costs of approximately $4.2 million. For our wood products segment, based upon our 2020 fiber costs and assuming all other factors remained constant, each 1% change in per unit fiber cost yields a change in annual operating costs of approximately $0.8 million.

Foreign Exchange. Our operating costs are in euros for our German mills and Canadian dollars for our Canadian mills. As a result, our operating costs will fluctuate with changes in the value of the dollar relative to the euro and Canadian dollar. Based on our 2020 operating costs and assuming all other factors remained constant, each $0.01 change in the value of the dollar relative to the Canadian dollar yields a total change in annual operating costs of approximately $8.3 million. Based on our 2020 operating costs and assuming all other factors remained constant, each $0.01 change in the value of the dollar relative to the euro yields a total change in annual operating costs of approximately $6.4 million.

Our energy, chemical and European lumber sales are made in local currencies and, as a result, decline in dollar terms when the dollar strengthens. Based on our 2020 energy, chemical and lumber revenues and assuming all other factors remained constant, each $0.01 change in the value of the dollar relative to the euro yields a total change in energy, chemical and lumber revenues of approximately $1.3 million. Based on our 2020 energy and chemical revenues and assuming all other factors remained constant, each $0.01 change in the value of the dollar relative to the Canadian dollar yields a total change in energy and chemical revenues of approximately $0.2 million.

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

(61)

Liquidity and Capital Resources

Summary of Cash Flows

	Year Ended December 31,
	2020	2019
	(in thousands)
Net cash from operating activities	$41,565	$244,283
Net cash used in investing activities	(59,827)	(139,358)
Net cash from financing activities	26,317	6,098
Effect of exchange rate changes on cash and cash equivalents	1,958	(429)
Net increase in cash and cash equivalents	$10,013	$110,594

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

Cash provided by operating activities in 2020 decreased to $41.6 million from $244.3 million in 2019 due to a higher net working capital balance. In 2020, an increase in accounts receivable used cash of $6.3 million and in 2019, a decrease in accounts receivable provided cash of $41.4 million. In 2020, an increase in inventories, excluding non-cash items, used cash of $11.4 million and in 2019, a decrease in inventories provided cash of $24.7 million. In 2020, a decrease in accounts payable and accrued expenses used cash of $53.7 million and in 2019, an increase in accounts payable and accrued expenses provided cash of $45.3 million.

Cash Flows from Investing Activities

Cash from investing activities includes:

•	acquisitions of property, plant and equipment and businesses;
•	proceeds from the sale of assets; and
•	purchases and sales of short-term investments.

Investing activities in 2020 used cash of $59.8 million primarily related to capital expenditures of $78.5 million and $9.4 million for other investments partially offset by proceeds of $26.9 million from the sale of such investments. Investing activities in 2019 used cash of $139.4 million primarily related to capital expenditures of $132.0 million and acquisitions of $6.4 million primarily for certain forestry operations.

In 2020, capital expenditures included the Phase II expansion and optimization project at our Friesau sawmill, pulp capacity expansion projects and additional land for fiber storage at the Stendal mill and other small maintenance and optimization projects. In 2019, capital expenditures included improvements to the bale line and a turpentine

(62)

extraction project at our Celgar mill, the planer line replacement project at our Friesau mill and the completion of wastewater improvement projects at our German pulp mills.

Cash Flows from Financing Activities

Cash from financing activities includes:

•	issuances and payments of debt;
•	borrowings and payments under revolving lines of credit;
•	proceeds from issuances of stock; and
•	payments of cash dividends and repurchases of stock.

In 2020, financing activities provided cash of $26.3 million primarily from $52.7 million of borrowings under our revolving credit facilities. In 2020, we paid dividends of $21.9 million and used $0.2 million to repurchase common shares. In 2019, financing activities provided cash of $6.1 million primarily from the issuance of $200.0 million 2025 Senior Notes which were used to redeem $100.0 million of 2022 Senior Notes and for general corporate purposes. In 2019, we primarily used cash to repay $58.4 million of revolving credit facilities and pay dividends of $35.3 million. In 2019 we received $6.5 million of government grants primarily to finance greenhouse gas reduction capital projects at the Peace River mill.

Balance Sheet Data

The following table is a summary of selected financial information for the dates indicated:

	December 31,
	2020	2019
	(in thousands)
Financial Position
Cash and cash equivalents	$361,098	$351,085
Working capital	$663,056	$588,385
Total assets	$2,129,126	$2,065,720
Long-term liabilities	$1,316,303	$1,259,005
Total shareholders' equity	$601,027	$550,403

Sources and Uses of Funds

Our principal sources of funds are cash flows from operations and cash and cash equivalents on hand. Our principal uses of funds consist of operating expenditures, capital expenditures and interest payments on our Senior Notes.

The following table sets out our total capital expenditures and interest expense for the periods indicated:

	Year Ended December 31,
	2020	2019
	(in thousands)
Capital expenditures	$78,518	$132,034
Cash paid for interest expense(1)	$78,151	$59,707
Interest expense(2)	$80,746	$75,750

(1)	Amounts differ from interest expense which includes non-cash items. See supplemental disclosure of cash flow information from our consolidated financial statements included in this annual report.
(2)

Interest on our 2022 Senior Notes was paid semi-annually in June and December of each year. In October 2019, we redeemed the remaining $100.0 million of our 2022 Senior Notes. Interest on our 2024 Senior Notes was paid semi-annually in February and August of each year and interest on our 2025 Senior Notes was paid semi-annually in January and July of each year, commencing in July 2019 for our 2025 Senior Notes. In January 2021, we redeemed our 2024 Senior Notes and 2025 Senior Notes. Interest on our 2026 Senior Notes is paid semi-annually in January and July of each year. See Item 1. “Business – Description of Certain Indebtedness” for further information.

As of December 31, 2020, our cash and cash equivalents increased to $361.1 million from $351.1 million at the end of 2019.

(63)

As of December 31, 2020, we had approximately $266.8 million available under our revolving credit facilities.

As of December 31, 2020, we had no material commitments to acquire assets or operating businesses.

In 2021, excluding amounts being financed through government grants and expected insurance proceeds, we currently expect capital expenditures to be approximately $150.0 million.

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

Credit Facilities and Debt Covenants

We had the following principal amounts outstanding under our credit facilities and Senior Notes as of the dates indicated:

	December 31,
	2020	2019
	(in thousands)
German Facility	$—	$—
Rosenthal €2.6 million loan	$—	$—
Celgar Working Capital Facility	$32,988	$—
MPR Working Capital Facility	$21,992	$—
2024 Senior Notes(1)	$250,000	$250,000
2025 Senior Notes(1)	$550,000	$550,000
2026 Senior Notes	$300,000	$300,000

(1)	In January 2021, we issued $875 million in 2029 Senior Notes and used a portion of the net proceeds to refinance and discharge in full the 2024 Senior Notes and 2025 Senior Notes.

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

(64)

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

The indentures governing the Senior Notes do not contain any financial maintenance covenants and there are no scheduled principal payments until maturity. Interest on our 2026 Senior Notes is payable semi-annually in arrears on January 15 and July 15, at the rate of 5.50% and they mature in January 2026. Interest on our 2029 Senior Notes is payable semi-annually in arrears on February 1 and August 1, at the rate of 5.125% and they mature in February 2029. After giving effect to the refinancing of the 2024 Senior Notes and 2025 Senior Notes, we have no other issues of Senior Notes outstanding.

As of December 31, 2020, we were in full compliance with all of the covenants of our indebtedness.

Off-Balance Sheet Activities

As of December 31, 2020 and December 31, 2019, we had no off-balance sheet arrangements.

Contractual Obligations and Commitments

The following table sets out our contractual obligations and commitments as of December 31, 2020:

	Payments Due By Period
	2021	2022-2023	2024-2025	Beyond 2025	Total
	(in thousands)
Contractual Obligations(1)
Debt(2)	$—	$32,988	$821,992	$300,000	$1,154,980
Interest on debt(3)	75,298	150,198	102,008	8,250	335,754
Finance lease liabilities(4)	6,826	13,146	11,699	21,622	53,293
Operating lease liabilities(5)	4,140	6,459	2,499	2,809	15,907
Purchase obligations(6)	152,367	136,024	52,960	20,446	361,797
Other long-term liabilities(7)	8,858	11,269	12,360	35,483	67,970
Total	$247,489	$350,084	$1,003,518	$388,610	$1,989,701

(1)

We have identified approximately $10.0 million of asset retirement obligations. However, due to the uncertain timing related to these potential liabilities, we are unable to allocate the payments in the contractual obligations table.

(2)

This reflects the future principal payments due under our debt obligations. See Item 1. “Business – Description of Certain Indebtedness” and Note 10 to our consolidated financial statements included herein for a description of such indebtedness.

(3)

Amounts presented for interest payments assume that all debt outstanding as of December 31, 2020 will remain outstanding until maturity, and interest rates on variable rate debt in effect as of December 31, 2020 will remain in effect until maturity.

(4)	Finance lease liabilities are primarily for railcars and production equipment. These amounts reflect principal and imputed interest.
(5)	Operating lease liabilities are primarily for land to support sandalwood plantations and for offices. These amounts reflect principal and imputed interest.
(6)	Purchase obligations relate primarily to take-or-pay contracts, including for purchases of fiber, made in the ordinary course of business.
(7)

Other long-term liabilities relate primarily to future payments that will be made for pension and other post-retirement benefits. Those amounts are estimated using actuarial assumptions, including expected future service, to project the future obligations.

(65)

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

In 2020, accumulated other comprehensive loss decreased by $89.0 million to a loss of $27.6 million, primarily due to the foreign currency translation adjustment.

Based upon the exchange rate at December 31, 2020, the dollar was approximately 9% weaker against the euro and approximately 2% weaker against the Canadian dollar since December 31, 2019. See Item 7A. “Quantitative and Qualitative Disclosures about Market Risk”.

Credit Ratings of Senior Notes

We and our Senior Notes are rated by Standard & Poor’s Rating Services, referred to as “S&P”, and Moody’s Investors Service, Inc., referred to as “Moody’s”.

S&P and Moody’s base their assessment of the credit risk on our Senior Notes on the business and financial profile of Mercer Inc. and our restricted subsidiaries under the indentures governing the Senior Notes. As of December 31, 2020, all of our subsidiaries are restricted subsidiaries. Factors that may affect our credit rating include changes in our operating performance and liquidity. Credit rating downgrades can adversely impact, among other things, future borrowing costs and access to capital markets.

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

(66)

Pension and Other Post-Retirement Benefit Obligations

We maintain defined benefit pension plans and an other post-retirement benefit plan for certain employees of MPR and our Celgar mill which are funded based on actuarial estimates and requirements and are non-contributory. We recognize the net funded status of the plans and we record net periodic benefit costs associated with these net obligations. As of December 31, 2020, we had pension and other post-retirement benefit obligations aggregating $143.1 million and accumulated pension plan assets with a fair value of $110.5 million. Our 2020 net periodic pension and other post-retirement benefit costs were $3.1 million. The amounts recorded for the net pension and other post-retirement obligations include various judgments and uncertainties.

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

(67)

Variations in assumptions described above could have a significant effect on the pension and other post-retirement benefits net periodic benefit cost and obligation reported in our consolidated financial statements. For example, a one-percentage point change in any one of the following assumptions would have increased (decreased) our 2020 net periodic benefit cost and our accrued benefit obligation as follows:

	Net periodic benefit cost		Accrued benefit obligation
	1% increase	1% decrease	1% increase	1% decrease
	(in thousands)
Assumption
Discount rate	$(190)	$116	$(21,598)	$25,647
Return on assets	$(1,590)	$448	$—	$—
Rate of compensation	$459	$(424)	$4,153	$(3,988)
Health care cost trend rate	$29	$(31)	$562	$(540)

Deferred Taxes

As of December 31, 2020, we had $1.4 million in deferred tax assets and $77.0 million in deferred tax liabilities, resulting in a net deferred tax liability of $75.6 million. Our tax assets are net of a $31.1 million valuation allowance. Our deferred tax assets are comprised primarily of tax loss and interest carryforwards and deductible temporary differences, all of which will reduce taxable income in the future. We assess the realization of these deferred tax assets at each reporting period to determine whether it is more likely than not that the deferred tax assets will be realized. Our assessment includes a review of all available positive and negative evidence, including, but not limited to, the following:

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

(68)

Long-Lived Assets

As of December 31, 2020, we had long-lived assets recorded in our Consolidated Balance Sheet of $1,161.3 million. These long-lived assets include property, plant and equipment, net and amortizable intangible assets, net. In 2020, we recorded depreciation and amortization of $128.9 million and no impairment charges. Depreciation and amortization and impairment charges are based on accounting estimates.

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

Impairment testing for long-lived assets requires us to apply judgement in estimating the future cash flows of the Asset Group. The significant estimates in the future cash flows include periods of operation, projections of product pricing, production levels, fiber and other production costs and maintenance spending. When performing impairment tests, we estimate the fair values of the assets using management’s best assumptions, which we believe would be consistent with the assumptions that a hypothetical marketplace participant would use. Estimates and assumptions used in these tests are evaluated and updated each period an impairment indicator is triggered.

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

(69)

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

For a discussion of our earnings sensitivities to foreign exchange rates, pulp and lumber prices and fiber costs, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Sensitivities” on page 61 hereof.

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

(71)

The following table provides information about our exposure to foreign currency exchange rate fluctuations for the carrying amount of financial instruments sensitive to such fluctuations as of December 31, 2020 and expected cash flows from these instruments:

	As of December 31, 2020
			Expected maturity date
	Carrying Value	Fair Value	2021	2022	2023	2024	2025	Thereafter
	(in thousands)
Financial Instruments
in euros
Cash and cash equivalents	12,298	12,298	12,298	—	—	—	—	—
Accounts receivable	55,925	55,925	55,925	—	—	—	—	—
Accounts payable and other	80,175	80,175	80,175	—	—	—	—	—
Finance lease liabilities	36,265	36,265	3,765	3,939	4,178	3,881	3,849	16,653
Operating lease liabilities	1,883	1,883	763	691	306	49	11	63

in Canadian dollars
Cash and cash equivalents	25,927	25,927	25,927	—	—	—	—	—
Accounts receivable	25,095	25,095	25,095	—	—	—	—	—
Accounts payable and other	82,839	82,839	82,839	—	—	—	—	—
Finance lease liabilities	2,790	2,790	983	620	459	462	266	—
Operating lease liabilities	3,333	3,333	1,138	848	510	249	192	396
Debt	70,000	70,000	—	—	42,000	28,000	—	—

in Australian dollars
Cash and cash equivalents	3,015	3,015	3,015	—	—	—	—	—
Accounts receivable	1,185	1,185	1,185	—	—	—	—	—
Accounts payable and other	1,540	1,540	1,540	—	—	—	—	—
Operating lease liabilities	10,848	10,848	1,989	2,245	1,951	1,382	695	2,586

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

(72)

The following tables provide information about our exposure to interest rate fluctuations for the financial instruments sensitive to such fluctuations as of December 31, 2020 and expected cash flows from these instruments:

	As of December 31, 2020
			Expected maturity date
	Total	Fair Value	2021	2022	2023	2024	2025	Thereafter
	(in thousands other than percentages)
Liabilities
Long-term debt:
Fixed rate ($)(1)(2)(3)(4)	1,100,000	1,131,229	—	—	—	250,000	550,000	300,000
Average interest rate	6.66%	6.66%				6.50%	7.38%	5.50%
Variable rate ($)(5)(6)	54,980	54,980	—	—	32,988	21,992	—	—
Average interest rate	1.79%	1.79%			1.84%	1.72%

(1)	2024 Senior Notes bearing interest at 6.50%, principal amount $250.0 million.
(2)	2025 Senior Notes bearing interest at 7.375%, principal amount $550.0 million.
(3)	2026 Senior Notes bearing interest at 5.50%, principal amount $300.0 million.
(4)

In January 2021, we issued a principal amount of $875.0 million of 2029 Senior Notes bearing interest at 5.125%. A portion of the net proceeds of this offering were used to refinance in full the 2024 Senior Notes and the 2025 Senior Notes.

(5)

Celgar Working Capital Facility bearing interest by way of: (i) Canadian and U.S. denominated advances, which bear interest at a designated prime rate less 0.125% per annum to a designated prime rate plus 0.125% per annum; (ii) banker's acceptance equivalent loans, which bear interest at the applicable Canadian dollar banker's acceptance plus 1.25% to 1.625% per annum; and (iii) dollar LIBOR advances, which bear interest at LIBOR plus 1.25% to 1.625% per annum.

(6)

MPR Revolving Credit Facility bearing interest by way of: (i) Canadian denominated advances, which bear interest at a designated prime rate per annum; (ii) banker's acceptance equivalent loans, which bear interest at the applicable Canadian dollar banker's acceptance plus 1.25% to 1.50% per annum; (iii) dollar denominated base rate advances at the greater of the federal funds rate plus 0.50%, a designated LIBOR rate plus 1.00% and the bank's applicable reference rate for U.S. dollar loans; and (iv) dollar LIBOR advances, which bear interest at LIBOR plus 1.25% to 1.50% per annum.

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

Risk Management and Derivatives

We seek to manage these risks through internal risk management policies as well as, from time to time, through the periodic use of derivatives. We may also from time to time use derivatives to reduce or limit our exposure to interest rate and currency risks. We may also use derivatives to reduce or limit our exposure to fluctuations in pulp and lumber prices. We may use derivatives to reduce our potential losses or to augment our potential gains, depending on our management’s perception of future economic events and developments. These types of derivatives are generally highly speculative in nature. They are also very volatile as they are highly leveraged given that margin requirements are relatively low in proportion to notional amounts.

The principal derivatives we have periodically previously used are interest rate derivatives, pulp price derivatives, energy derivatives and foreign exchange derivatives.

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

As of each of December 31, 2020 and 2019, we had no outstanding derivatives.

(73)

However, in the future, we may from time to time use foreign exchange derivatives to convert some of our costs (including currency swaps relating to our long-term indebtedness) from euros or Canadian dollars to dollars as our principal product is priced in dollars. We have also converted some of our costs to dollars by issuing long-term dollar-denominated debt in the form of our Senior Notes. We may also from time to time use pulp or lumber derivatives to fix price realizations and interest rate derivatives to fix the rate of interest on indebtedness.

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

(74)

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

Management assessed the effectiveness of Mercer’s internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework, as issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment and those criteria, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2020.

The effectiveness of our internal control over financial reporting as of December 31, 2020 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their attestation report which appears in this annual report on Form 10-K.

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

Jimmy S.H. Lee, Executive Chairman and Director, age 63, has served as a director since May 1985, as Executive Chairman since July 2015 and as President and Chief Executive Officer from 1992 to 2015. In March 2016, Mr. Lee was appointed a director of Golden Valley Mines Ltd. Previously, during the period when MFC Bancorp Ltd. was our affiliate, he served as a director from 1986 and President from 1988 to December 1996 when it was spun out. Mr. Lee was also a director of Quinsam Capital Corp. from March 2004 to November 2007 and Fortress Paper Ltd. from August 2006 to April 2008. During Mr. Lee’s tenure with Mercer, we acquired the Rosenthal mill and converted it to the production of kraft pulp, constructed and commenced operations at the Stendal mill and acquired the Celgar mill, the Friesau mill and MPR. He holds a Bachelor of Science degree in Chemical Engineering from the University of British Columbia, Canada. Mr. Lee possesses particular knowledge and experience in our business as a “founder” and as our Chief Executive Officer for over 25 years. He also has broad knowledge and experience in finance and banking, credit markets, international pulp markets, derivative risk management and capital allocation.

David M. Gandossi, Chief Executive Officer, President and Director, age 63, has served as a director and as Chief Executive Officer and President since July 2015 and served as Executive Vice-President, Chief Financial Officer and Secretary from August 2003 to July 2015. His previous roles included Chief Financial Officer and other senior executive positions with Formation Forest Products and Pacifica Papers Inc. Mr. Gandossi has previously chaired a number of industry working committees or groups including the B.C. Pulp and Paper Task Force, the B.C. Bio-economy Transformation Council and the FPI National Research Advisory Committee. He also participated in the Pulp and Paper Advisory Committee to the BC Competition Council and was a member of B.C.’s Working Roundtable on Forestry. He is currently a director of The Forest Products Association of Canada (FPAC) and The Council of Forest Industries (COFI). Mr. Gandossi holds a Bachelor of Commerce degree from the University of British Columbia and is a Fellow of the Institute of Chartered Accountants of British Columbia (ICABC).

William D. McCartney, age 65, has served as a director since January 2003. He has been the President and Chief Executive Officer of Pemcorp Management Inc., a corporate finance and management consulting firm, since its inception in 1990. From 1984 to 1990, he was a founding partner of Davidson & Company, Chartered Accountants, where he specialized in business advisory services. He has been involved with numerous capital restructuring and financing events involving several public companies and brings substantial knowledge relating to the financial accounting and auditing processes. He is a chartered accountant and has been a member of the Chartered Professional Accountants of Canada since 1980. He holds a Bachelor of Arts degree in Business Administration from Simon Fraser University. Mr. McCartney has extensive experience in accounting, financial and capital markets.

James Shepherd, age 68, has served as a director since June 2011. Mr. Shepherd was President and Chief Executive Officer of Canfor Corporation from 2004 to 2007 and Slocan Forest Products Ltd. from 1999 to 2004. He is also the former President of Crestbrook Forest Industries Ltd. and Finlay Forest Industries Limited and the former Chairman of the Forest Products Association of Canada. Mr. Shepherd has previously served as a director of Conifex Timber Inc., Canfor Corporation and Canfor Pulp Income Fund (now Canfor Pulp Products Inc.). Mr. Shepherd holds a degree in Mechanical Engineering from Queen’s University. Mr. Shepherd has also held several chief executive officer leadership and other senior positions in the forest industry.

R. Keith Purchase, age 76, has served as a director since June 2012. Mr. Purchase was Executive Vice-President and Chief Operating Officer for MacMillan Bloedel Ltd. from 1998 to 1999, President and Chief Executive Officer of TimberWest Forest Ltd. from 1994 to 1998 and Managing Director of Tasman Pulp and Paper from 1990 to 1994. Mr. Purchase was previously a director of Catalyst Paper Corporation and Chair of its board of directors. Mr. Purchase has held several very senior positions in significant companies involved in the forestry industry, including internationally.

Alan Wallace, age 61, has served as a director since June 2018. Mr. Wallace is currently the Chief Executive Officer of Peloton Advisors Inc., a corporate financial advisory firm. He is based in Vancouver, British Columbia. Mr. Wallace was the Vice Chairman, Investment Banking, CIBC World Markets Inc. from 1987 to 2013 where he

(76)

was also the Co-Head of its Paper and Forest Products Group from 1995 to 2013. Mr. Wallace holds a Master of Business Administration from the University of Chicago and a Bachelor of Applied Science (Mech) from the University of Toronto. Mr. Wallace has significant capital markets and mergers and acquisitions experience, including relating to debt and equity financings, corporate credit facilities and financial advisory assignments. He also has extensive forest products experience relating to financings and strategic transactions in the industry.

Linda Welty, age 65, has served as a director since June 2018. Ms. Welty is currently an independent director of Huber Engineered Materials, a global manufacturer of engineered specialty ingredients, a portfolio company of J.M. Huber Corporation and has served in that role since 2014. In 2020, Ms. Welty was also elected as a director of GCP Applied Technologies Inc. which is a global provider of construction products technologies. She is the President and Chief Executive Officer of Welty Strategic Consulting, LLC, an advisory firm focused on the development and execution of value creation strategies. She formerly served as chairman and a director of the Atlanta Chapter of the National Association of Corporate Directors, whose mission is to advance excellence in corporate governance. From 2010 to 2011 she served as a director and member of the special committee of Massey Energy Company. She served as an independent director of Vertellus Specialties, Inc. from 2007 to 2016. Ms. Welty was President and Chief Operating Officer of Flint Ink Corp., a global producer of printing inks for packaging and publication from 2003 to 2005. From 1998 to 2003, she served as President of the Specialty Group of H.B. Fuller Company, a global manufacturer of adhesives, sealants and coatings. She also served for over twenty years in global leadership roles for Hoechst AG and its former U.S. subsidiary, Celanese. She holds a Bachelor of Science in Chemical Engineering from the University of Kansas.

Rainer Rettig, age 61, has served as a director since February 2020. Mr. Rettig has served as head of the Circular Economy Program at Covestro AG (formerly known as Bayer Material Science, a subgroup of Bayer AG), one of the world’s leading manufacturers of high-tech polymer materials. He holds a Ph.D in polymer chemistry and polymer processing from the Technical University of Darmstadt in Germany.

Other Executive Officers

David K. Ure, age 53, returned to Mercer in September 2013, assuming the role of Senior Vice President, Finance from September 2013 to July 2015 and the role of Chief Financial Officer and Secretary from July 2015. Prior to serving as Vice President, Finance of Sierra Wireless Inc., Mr. Ure was Vice President, Controller at Mercer from 2006 to 2010. He has also served as Controller at various companies including Catalyst Paper Corp., Pacifica Papers Inc. and Trojan Lithograph Corporation, as well as Chief Financial Officer and Secretary of Finlay Forest Industries Inc. Mr. Ure has over 15 years’ experience in the forest products industry. He is currently a director of FPInnovations and has also served on various non-profit boards in the neuro developmental research, child disability and family support spaces and currently sits on the boards of Kids Brain Health Network Inc., Semiahmoo House Society and Peninsula Estates Housing Society. He holds a Bachelor of Commerce in Finance from the University of British Columbia, Canada and is a member of the Chartered Professional Accountants of Canada.

Adolf Koppensteiner, age 59, has been Chief Operating Officer since January 1, 2018 and has served as Managing Director, Operations and Technical of the Stendal mill since October 2013, prior to which he served as Mill Manager at the Rosenthal mill since joining Mercer in 2007. In the past, Mr. Koppensteiner was Managing Director of Kvaerner Central Europe, where he was responsible for sales and service for fifteen years. His whole career has been in the pulp and paper industry, where he has held a variety of positions building up significant experience in engineering, project work, and pulp mill start-ups, as well as the development and optimization of operating processes.

Leonhard Nossol, age 63, has served as our Group Controller for Europe since August 2005. He has also been Managing Director of Rosenthal since 1997 and the sole Managing Director of Rosenthal from 2005 to February 2020. Before joining Mercer, Mr. Nossol was Director, Finance and Administration for a German household appliance producer from 1992 to 1997. Prior to this, he was Operations Controller at Grundig AG (consumer electronics) in Nürnberg. Mr. Nossol has been a member of the board of directors of the Pulp and Paper Association of Germany since 2014 and was elected as the speaker of the forest and wood unit of such association from 2014 to 2020. He has been a member of the German Industry Federation’s (BDI) Tax Committee since 2003. He was elected President of the German Wood Users Association (AGR) in 2013. He is also a member of the Scientific Advisory Board of Germany’s Thünen Institute, the Federal research institute for forestry, fishery and agriculture. Mr. Nossol

(77)

holds a Political Science degree from Freie Universität Berlin and a degree in Business Management from the University of Applied Sciences in Berlin.

Richard Short, age 53, has served as Vice President, Controller since February 2014 and as Controller from November 2010 to February 2014, prior to which he served as Controller and Director, Corporate Finance since joining Mercer in 2007. Previous roles include Controller, Financial Reporting from 2006 to 2007 and Director, Corporate Finance from 2004 to 2006 with Catalyst Paper Corporation and Assistant Controller at The Alderwoods Group Inc. Mr. Short holds a Bachelor of Arts in Psychology from the University of British Columbia and has been a member of the Chartered Professional Accountants of Canada since 1993.

Eric X. Heine, age 57, has served as Vice President, Sales, Marketing and Logistics for Asia and North America since June 2005. Mr. Heine was previously Vice President Pulp and International Paper Sales and Marketing for Domtar Inc. from 1999 to 2005. Mr. Heine has over twenty-five years of experience in the pulp and paper industry, including developing strategic sales channels and market partners to build corporate brands. He holds a Bachelor of Science in Forestry (Wood Science) from the University of Toronto, Canada.

Wolfram Ridder, age 59, has served as Vice President of Business Development since 2005, prior to which he served as Managing Director at Mercer’s Stendal mill from 2001 to 2005. Mr. Ridder also served as Vice President Pulp Operations, Assistant to CEO from 1999 to 2005 and Assistant Managing Director at the Rosenthal mill from 1995 to 1998. Prior to joining Mercer, Mr. Ridder worked as a Scientist for pulping technology development at the German Federal Research Center for Wood Science and Technology in Hamburg from 1988 to 1995. Mr. Ridder has a Master of Business Administration and a Master of Wood Science and Forest Product Technology from Hamburg University.

Genevieve Stannus, age 50, has served as Treasurer since July 2005, prior to which she served as Senior Financial Analyst since joining Mercer in August 2003. Prior to her role at Mercer, Ms. Stannus held Senior Treasury Analyst positions with Catalyst Paper Corporation and Pacifica Papers Inc. Ms. Stannus has over twenty years of experience in the forest products industry. She is a member of the Chartered Professional Accountants of Canada.

Brian Merwin, age 47, has served as Vice President, Corporate Development, since February 2019 and was previously Vice President, Strategic Initiatives since February 2009. Mr. Merwin previously held roles within Mercer such as Director, Strategic and Business Initiatives, and Business Analyst. Mr. Merwin has a Master of Business Administration from the Richard Ivey School of Business in Ontario, Canada and a Bachelor of Commerce degree from the University of British Columbia, Canada. He has over 15 years of industry experience, including M&A, corporate development, strategy, capital projects, innovation and business integration.

We also have experienced mill managers at all of our mills who have operated through multiple business cycles in the pulp industry.

The Board met fifteen times during 2020 and each current member of the Board attended 100% of the total number of such meetings and meetings of the committees of the Board on which they serve during their term. In addition, our independent directors regularly meet in separate executive sessions without any member of our management present. The Lead Director presides over these meetings. Although we do not have a formal policy with respect to attendance of directors at our annual meetings, all directors are encouraged and expected to attend such meetings if possible. All of our current directors attended our 2020 annual meeting.

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

Audit Committee

The Audit Committee was established in accordance with Section 3(a)(58)(A) of the Exchange Act and functions pursuant to a charter adopted by the directors, a copy of which is available on our website at www.mercerint.com/investors/governance in the Corporate Governance Guidelines. The function of the Audit

(78)

Committee generally is to meet with and review the results of the audit of our financial statements performed by the independent registered public accounting firm and to recommend the selection of an independent registered public accounting firm. The members of the Audit Committee are Mr. McCartney, Mr. Shepherd and Mr. Wallace, each of whom is independent under applicable laws and regulations and the listing requirements of the NASDAQ Global Select Market. Mr. McCartney is a Chartered Professional Accountant and a “financial expert” within the meaning of such term under the Sarbanes-Oxley Act of 2002. The Audit Committee met five times in 2020.

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

Compensation and Human Resources Committee

The Board has established a Compensation and Human Resources Committee. The Compensation and Human Resources Committee is responsible for reviewing and approving the strategy and design of our compensation, equity-based and benefits programs. The Compensation and Human Resources Committee functions pursuant to a charter adopted by the directors, a copy of which is available on our website at www.mercerint.com/investors/governance in the Corporate Governance Guidelines. The Compensation and Human Resources Committee is also responsible for approving all compensation actions relating to executive officers. The members of the Compensation and Human Resources Committee are Mr. Rettig, Mr. Shepherd and Mr. Wallace, each of whom is independent under applicable laws and regulations and the listing requirements of the NASDAQ Global Select Market. The Compensation and Human Resources Committee met four times in 2020.

Governance and Nominating Committee

The Board has established a Governance and Nominating Committee comprised of Mr. Purchase, Mr. McCartney and Ms. Welty, each of whom is independent under applicable laws and regulations and the listing requirements of the NASDAQ Global Select Market. The Governance and Nominating Committee functions pursuant to a charter adopted by the directors, a copy of which is available on our website at www.mercerint.com/investors/governance in the Corporate Governance Guidelines. The purpose of the committee is to: (i) manage the corporate governance system of the Board; (ii) assist the Board in fulfilling its duties to meet applicable legal and regulatory and self-regulatory business principles and codes of best practice; (iii) assist in the creation of a corporate culture and environment of integrity and accountability; (iv) in conjunction with the Lead Director, monitor the quality of the relationship between the Board and management; (v) review management succession plans; (vi) recommend to the Board nominees for appointment to the Board; (vii) lead the Board’s annual review of the Chief Executive Officer’s performance; and (viii) set the Board’s forward meeting agenda. The Governance and Nominating Committee met four times in 2020.

Environmental, Health and Safety Committee

The Board established an Environmental, Health and Safety Committee in 2006, currently comprised of Mr. Shepherd, Mr. Purchase, Ms. Welty, Mr. Rettig, Mr. Lee and Mr. Gandossi, to review on behalf of the Board the policies and processes implemented by management, and the resulting impact and assessments of all our environmental, health and safety related activities. The Environmental, Health and Safety Committee functions pursuant to a charter adopted by the directors, a copy of which is available on our website at www.mercerint.com/investors/governance in the Corporate Governance Guidelines. More specifically, the purpose of the Environmental, Health and Safety Committee is to: (i) review and approve, and if necessary revise, our environmental, health and safety policies and environmental compliance programs; (ii) monitor our environmental, health and safety management systems including internal and external audit results and reporting; and (iii) provide direction to management on the frequency and focus of external independent environmental, health and safety audits. The Environmental, Health and Safety Committee met six times in 2020.

(79)

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

Section 16(a) Beneficial Ownership Reporting Compliance

The information required under “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated by reference from the proxy statement relating to our annual meeting to be held in 2021, which will be filed with the SEC within 120 days of our most recently completed fiscal year.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated by reference from the proxy statement relating to our annual meeting to be held in 2021, which will be filed with the SEC within 120 days of our most recently completed fiscal year.

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

(80)

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

The information called for by Items 404(a) and 407(a) of Regulation S-K required to be included under this Item 13 is incorporated by reference from the proxy statement relating to our annual meeting to be held in 2021, which will be filed with the SEC within 120 days of our most recently completed fiscal year.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 is incorporated by reference from the proxy statement relating to our annual meeting to be held in 2021, which will be filed with the SEC within 120 days of our most recently completed fiscal year.

(81)

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1)Financial Statements

(a)(2)Financial Statement Schedules

All schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

(a)(3)Exhibits

Exhibits that are not filed herewith have been previously filed with the SEC and are incorporated herein by reference.

3.1	Articles of Incorporation of Mercer International Inc., as amended. Incorporated by reference from Form 8-A filed March 2, 2006.

3.2*	Bylaws of Mercer International Inc.

4.1

Indenture dated December 20, 2017 between Mercer International Inc. and Wells Fargo Bank, National Association, as trustee, relating to the 2026 Senior Notes. Incorporated by reference from Form 8-K filed December 20, 2017.

4.2	Description of Securities. Incorporated by reference from Form 10-K filed February 13, 2020.

4.3

Indenture dated January 26, 2021 between Mercer International Inc. and Wells Fargo Bank, National Association, as trustee, relating to the 2029 Senior Notes. Incorporated by reference from Form 8-K filed January 26, 2021.

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

10.3†

Mercer International Inc. 2010 Stock Incentive Plan, as amended. Incorporated by reference from Appendix A to Mercer International Inc.’s definitive proxy statement on Schedule 14A filed April 13, 2017.

10.4†	Employment Agreement dated October 2, 2006 between Stendal Pulp Holding GmbH and Wolfram Ridder. Incorporated by reference from Form 8-K filed October 3, 2006.

10.5

Share Purchase Agreement by and among Marubeni Corporation, Nippon Paper Industries Co., Ltd. and Daishowa North America Corporation and Mercer International Inc. dated as of October 3, 2018. Incorporated by reference from Form 8-K filed October 9, 2018.

(82)

10.6†	Employment Agreement between Mercer International Inc. and David Ure dated August 12, 2013. Incorporated by reference from Form 8-K filed on July 20, 2015.

10.7†	Amendment to Employment Agreement between Mercer International Inc. and David Ure, dated July 17, 2015. Incorporated by reference from Form 8-K filed July 20, 2015.

10.8†

Second Amended and Restated Employment Agreement between Mercer International Inc. and Jimmy S.H. Lee, dated for reference September 29, 2015. Incorporated by reference from Form 8-K filed September 29, 2015.

10.9†

Amended and Restated Employment Agreement between Mercer International Inc. and David M. Gandossi, dated for reference September 29, 2015. Incorporated by reference from Form 8-K filed September 29, 2015.

10.10†

Chief Operating Officer and Managing Director Service Agreement, as amended, dated June 1, 2019 between Stendal Pulp Holding GmbH and Adolf Koppensteiner. Incorporated by reference from Form 10-K filed February 13, 2020.

10.11

Registration Rights Agreement dated January 26, 2021 between Mercer International Inc. and Credit Suisse Securities (USA) LLC, related to the 2029 Senior Notes. Incorporated by reference from Form 8-K filed on January 26, 2021.

21.1	List of Subsidiaries of Registrant. Incorporated by reference from Form 10-K filed February 13, 2020.

23.1*	Consent of PricewaterhouseCoopers LLP.

31.1*	Section 302 Certificate of Chief Executive Officer.

31.2*	Section 302 Certificate of Chief Financial Officer.

32.1*	Section 906 Certificate of Chief Executive Officer.

32.2*	Section 906 Certificate of Chief Financial Officer.

101*

The following financial statements from the Company’s annual report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 16, 2021, formatted in inline Extensible Business Reporting Language (iXBRL): (i) Consolidated Statements of Operations; (ii) Consolidated Statements of Comprehensive Income; (iii) Consolidated Balance Sheets; (iv) Consolidated Statements of Changes in Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to the Consolidated Financial Statements.

104*	The cover page from the Company's Annual Report on Form 10-K for the year ended December 31, 2020, has been formatted in Inline XBRL.

*	Filed herewith.
†	Denotes management contract or compensatory plan or arrangement.
ITEM 16.	FORM 10-K SUMMARY

None.

(83)

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Mercer International Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Mercer International Inc. and its subsidiaries (together, the Company) as of December 31, 2020 and 2019, and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, including the related notes (collectively referred to as the consolidated financial statements). We also have audited the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A of the 2020 Annual Report on Form 10-K. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

(84)

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Impairment assessment of the Peace River mill’s long-lived assets

As described in Notes 1 and 6 to the consolidated financial statements, the Company’s Peace River mill’s long-lived assets at December 31, 2020 amounted to $229 million. The unit of accounting for impairment testing for long-lived assets is its asset group, which includes property, plant and equipment, net, amortizable intangible assets, net and liabilities directly related to those assets. Management evaluates an asset group for impairment whenever events or changes in circumstances indicate that the carrying value of the asset group may not be recoverable. When an indicator that the carrying value of an asset group may not be recoverable is triggered, management compares the carrying value of the asset group to its forecasted undiscounted future cash flows. The sustained decline in hardwood pulp prices at the Peace River mill was identified as an indicator of impairment, as a result, management performed an impairment assessment on the long-lived assets of the Peace River mill as of December 31, 2020. If the carrying value of an asset group is greater than its forecasted undiscounted future cash flows an impairment charge is recorded based on the excess of the asset group’s carrying value over its fair value. Forecasted undiscounted future cash flows include significant assumptions related to periods of operation, projections of product pricing, production levels, fiber and other production costs, and maintenance spending.

The principal considerations for our determination that performing procedures relating to the impairment assessment of the Peace River mill’s long-lived assets is a critical audit matter are i) the significant judgment by management when developing the forecasted undiscounted future cash flows; and ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures to evaluate management’s significant assumptions related to periods of operation, projections of product pricing, production levels, fiber and other production costs, and maintenance spending.

(85)

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s impairment assessment including controls relating to the significant assumptions used in the assessment. These procedures also included, among others, testing management’s process for developing the forecasted undiscounted future cash flows; evaluating the appropriateness of the undiscounted cash flow model; testing the completeness and accuracy of underlying data used in the undiscounted cash flow model; and evaluating the reasonableness of significant assumptions used by management, related to periods of operation, projections of product pricing, production levels, fiber and other production costs and maintenance spending. Evaluating the reasonableness of these assumptions involved considering: (i) the historical performance of the Peace River mill for mill-specific assumptions, (ii) management’s strategic plan, (iii) comparability of key market-related assumptions, such as projections of product pricing, used in the model to external market and third party data, and (iv) consistency with evidence obtained in other areas of the audit.

/s/ PricewaterhouseCoopers LLP

Chartered Professional Accountants

Vancouver, Canada February 16, 2021

We have served as the Company's auditor since 2007.

(86)

MERCER INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands of U.S. dollars, except per share data)

	For the Year Ended December 31,
	2020	2019	2018
Revenues	$1,423,140	$1,624,411	$1,457,718
Costs and expenses
Cost of sales, excluding depreciation and amortization	1,163,727	1,340,380	1,032,101
Cost of sales depreciation and amortization	128,817	125,801	96,288
Selling, general and administrative expenses	66,867	74,227	61,462
Operating income	63,729	84,003	267,867
Other income (expenses)
Interest expense	(80,746)	(75,750)	(51,464)
Loss on settlement of debt	—	(4,750)	(21,515)
Other income (expenses)	5,878	6,084	(17,618)
Total other expenses, net	(74,868)	(74,416)	(90,597)
Income (loss) before income taxes	(11,139)	9,587	177,270
Income tax provision	(6,096)	(19,226)	(48,681)
Net income (loss)	$(17,235)	$(9,639)	$128,589
Net income (loss) per common share
Basic	$(0.26)	$(0.15)	$1.97
Diluted	$(0.26)	$(0.15)	$1.96
Dividends declared per common share	$0.3325	$0.5375	$0.5000

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands of U.S. dollars)

	For the Year Ended December 31,
	2020	2019	2018
Net income (loss)	$(17,235)	$(9,639)	$128,589
Other comprehensive income (loss), net of taxes
Foreign currency translation adjustment	95,131	12,291	(76,899)
Change in unrecognized losses and prior service costs related to defined benefit pension plans, net of tax of $2,384 (2019 — $901 and 2018 — $424)	(6,146)	(681)	7,730
Other comprehensive income (loss), net of taxes	88,985	11,610	(69,169)
Total comprehensive income	$71,750	$1,971	$59,420

The accompanying notes are an integral part of these consolidated financial statements.

(87)

MERCER INTERNATIONAL INC.

CONSOLIDATED BALANCE SHEETS

(In thousands of U.S. dollars, except share and per share data)

	December 31,
	2020	2019
ASSETS
Current assets
Cash and cash equivalents	$361,098	$351,085
Accounts receivable, net	227,055	208,740
Inventories	271,696	272,599
Prepaid expenses and other	15,003	12,273
Total current assets	874,852	844,697
Property, plant and equipment, net	1,109,740	1,074,242
Investment in joint ventures	46,429	53,122
Amortizable intangible assets, net	51,571	53,371
Operating lease right-of-use assets	13,251	13,004
Other long-term assets	31,928	26,038
Deferred income tax	1,355	1,246
Total assets	$2,129,126	$2,065,720
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and other	$210,994	$255,544
Pension and other post-retirement benefit obligations	802	768
Total current liabilities	211,796	256,312
Debt	1,145,294	1,087,932
Pension and other post-retirement benefit obligations	31,810	25,489
Finance lease liabilities	41,329	31,103
Operating lease liabilities	9,933	10,520
Other long-term liabilities	10,909	14,114
Deferred income tax	77,028	89,847
Total liabilities	1,528,099	1,515,317
Shareholders’ equity
Common shares $1 par value; 200,000,000 authorized; 65,868,000 issued and outstanding (2019 – 65,629,000)	65,800	65,598
Additional paid-in capital	345,696	344,994
Retained earnings	217,106	256,371
Accumulated other comprehensive loss	(27,575)	(116,560)
Total shareholders’ equity	601,027	550,403
Total liabilities and shareholders’ equity	$2,129,126	$2,065,720

Commitments and contingencies (Note 19, 20)
Subsequent events (Note 10(a),13)

The accompanying notes are an integral part of these consolidated financial statements.

(88)

MERCER INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands of U.S. dollars)

	Common shares
	Number (thousands of shares)	Amount, at Par Value	Additional Paid -in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Balance as of December 31, 2017	65,017	$64,974	$338,695	$205,998	$(59,001)	$550,666
Shares issued on grants of restricted shares	31	43	(43)	—	—	—
Shares issued on grants of performance share units	154	154	(154)	—	—	—
Stock compensation expense	—	—	3,940	—	—	3,940
Net income	—	—	—	128,589	—	128,589
Dividends declared	—	—	—	(32,597)	—	(32,597)
Other comprehensive loss	—	—	—	—	(69,169)	(69,169)
Balance as of December 31, 2018	65,202	65,171	342,438	301,990	(128,170)	581,429
Shares issued on grants of restricted shares	31	31	(31)	—	—	—
Shares issued on grants of performance share units	449	449	(449)	—	—	—
Stock compensation expense	—	—	3,036	—	—	3,036
Net loss	—	—	—	(9,639)	—	(9,639)
Dividends declared	—	—	—	(35,279)	—	(35,279)
Repurchase of common shares	(53)	(53)	—	(701)	—	(754)
Other comprehensive income	—	—	—	—	11,610	11,610
Balance as of December 31, 2019	65,629	65,598	344,994	256,371	(116,560)	550,403
Shares issued on grants of restricted shares	68	31	(31)	—	—	—
Shares issued on grants of performance share units	195	195	(195)	—	—	—
Stock compensation expense	—	—	928	—	—	928
Net loss	—	—	—	(17,235)	—	(17,235)
Dividends declared	—	—	—	(21,892)	—	(21,892)
Repurchase of common shares	(24)	(24)	—	(138)	—	(162)
Other comprehensive income	—	—	—	—	88,985	88,985
Balance as of December 31, 2020	65,868	$65,800	$345,696	$217,106	$(27,575)	$601,027

The accompanying notes are an integral part of these consolidated financial statements.

(89)

MERCER INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of U.S. dollars)

	For the Year Ended December 31,
	2020	2019	2018
Cash flows from (used in) operating activities
Net income (loss)	$(17,235)	$(9,639)	$128,589
Adjustments to reconcile net income (loss) to cash flows from operating activities
Depreciation and amortization	128,921	126,394	96,729
Deferred income tax provision (recovery)	(15,249)	(7,873)	16,596
Inventory impairment	25,998	9,200	—
Loss on settlement of debt	—	4,750	21,515
Defined benefit pension plans and other post-retirement benefit plan expense	3,053	3,449	1,868
Stock compensation expense	928	3,036	3,940
Gain on sale of investments	(17,540)	—	—
Foreign exchange transaction losses	13,272	7,116	746
Other	543	5,834	2,419
Defined benefit pension plans and other post-retirement benefit plan contributions	(4,164)	(4,467)	(1,133)
Changes in working capital
Accounts receivable	(6,269)	41,369	(10,370)
Inventories	(11,430)	24,683	(58,082)
Accounts payable and accrued expenses	(53,744)	45,256	37,959
Other	(5,519)	(4,825)	(4,108)
Net cash from (used in) operating activities	41,565	244,283	236,668
Cash flows from (used in) investing activities
Purchase of property, plant and equipment	(78,518)	(132,034)	(87,012)
Purchase of amortizable intangible assets	(647)	(623)	(600)
Acquisitions (Note 2)	—	(6,380)	(380,312)
Purchase of investments	(9,370)	—	—
Proceeds from sale of investments	26,910	—	—
Other	1,798	(321)	445
Net cash from (used in) investing activities	(59,827)	(139,358)	(467,479)
Cash flows from (used in) financing activities
Redemption of senior notes	—	(103,875)	(317,439)
Proceeds from issuance of senior notes	—	205,500	350,000
Proceeds from (repayment of) revolving credit facilities, net	52,651	(58,404)	36,560
Dividend payments	(21,892)	(35,279)	(40,724)
Repurchase of common shares	(162)	(754)	—
Payment of debt issuance costs	—	(4,213)	(10,074)
Proceeds from government grants	362	6,467	—
Other	(4,642)	(3,344)	(3,462)
Net cash from (used in) financing activities	26,317	6,098	14,861
Effect of exchange rate changes on cash and cash equivalents	1,958	(429)	(4,297)
Net increase (decrease) in cash and cash equivalents	10,013	110,594	(220,247)
Cash and cash equivalents, beginning of year	351,085	240,491	460,738
Cash and cash equivalents, end of year	$361,098	$351,085	$240,491

Supplemental cash flow disclosure
Cash paid for interest	$78,151	$59,707	$40,278
Cash paid for income taxes	$19,331	$52,877	$16,149
Supplemental schedule of non-cash investing and financing activities:
Leased production equipment	$13,121	$8,739	$12,145

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

Since acquiring Mercer Peace River Pulp Ltd. (“MPR”) in December 2018 Mercer Inc. now owns and operates four pulp manufacturing facilities, two in Canada and two in Germany, has a 50% joint venture interest in a northern bleached softwood kraft (“NBSK”) pulp mill in Canada and owns one sawmill in Germany.

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

The Company owns 100% of its subsidiaries with the exception of the 50% joint venture interest in the Cariboo Pulp & Paper Company (“CPP”) with West Fraser Mills Ltd., which is accounted for using the equity method.

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

Investments

Investments in equity securities in which the Company does not exercise significant influence are measured at fair value through earnings. These securities are reported at fair values; based upon quoted market prices, with the unrealized and realized gains or losses included in “Other income (expenses)” in the Consolidated Statements of Operations.

(91)

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share data)

Note 1. The Company and Summary of Significant Accounting Policies (continued)

Accounts Receivable

Accounts receivable are recorded at cost, net of an allowance for doubtful accounts. The Company reviews the collectability of accounts receivable at each reporting date and maintains an allowance for doubtful accounts at an amount estimated to cover the expected losses on uninsured accounts receivable. Any amounts that are determined to be uncollectible and uninsured are offset against the allowance. The allowance is based on the Company’s evaluation of numerous factors, including the payment history, financial position of the debtors and current market conditions.

The Company’s credit risk associated with its sales is currently managed through the purchase of credit insurance, obtaining letters of credit and setting credit limits prior to the sale. The Company reviews new customers' credit history before granting credit and conducts regular reviews of existing customers' credit.

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

Property, Plant and Equipment

Property, plant and equipment is stated at cost less accumulated depreciation. Depreciation of buildings and production equipment is based on the estimated useful lives of the assets and is computed using the straight-line method. The amortization periods have been provided in the Property, Plant and Equipment, Net Note.

The costs of major rebuilds, replacements and those expenditures that substantially increase the useful lives of existing property, plant and equipment are capitalized. The Company capitalizes interest on borrowings during the construction period of major capital projects as part of the related asset. The cost of repairs and maintenance as well as planned shutdown maintenance performed on manufacturing facilities, composed of labor, materials and other incremental costs, is recognized as an expense in the Consolidated Statements of Operations as incurred.

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

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share data)

Note 1. The Company and Summary of Significant Accounting Policies (continued)

Amortizable Intangible Assets

Amortizable intangible assets are stated at cost less accumulated amortization. Amortization is provided on a straight-line basis over the estimated useful lives of the assets. The amortization periods have been provided in the Amortizable Intangible Assets, Net Note.

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

Foreign Operations and Currency Translation

The Company determines its foreign subsidiaries’ functional currency by reviewing the currency of the primary economic environment in which the foreign subsidiaries operate, which is normally the currency of the environment in which the foreign subsidiaries generate and expend cash. The Company translates assets and liabilities of its non-U.S. dollar functional currency subsidiaries into U.S. dollars using the rate in effect at the balance sheet date and revenues and expenses are translated at the average rate of exchange throughout the period. Foreign currency translation gains and losses are recognized within “Accumulated other comprehensive loss” in the Consolidated Balance Sheets.

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

Where intercompany loans are of a long-term investment nature, exchange rate changes are included as a foreign currency translation adjustment within “Accumulated other comprehensive loss” in the Consolidated Balance Sheets.

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

The following is a description of the principal activities from which the Company generates its revenues. For a breakdown of revenues by product and geographic location see the Segment Information Note.

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

Impact of the COVID-19 Pandemic

The Company is subject to risks and uncertainties as a result of the COVID-19 pandemic. In mid-2020, many countries eased restrictions on economic and social activities to, among other things, reopen their economies by allowing businesses to restart and encourage economic recovery. Recently there has been a significant widespread increase or "second wave" in reported infections including in Europe, the United States and Canada, as well as the emergence and rapid spread of new variants of the COVID-19 virus. In response, various countries including in Europe have announced the re-imposition of restrictions on social, business, travel and other activities. In several countries such restrictions are at or near the level of lockdown restrictions imposed earlier in 2020. Such economic disruption could have a material adverse effect on our business.

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

As of the date of issuance of these consolidated financial statements, the Company has not had significant downtime or closures at its mills or disruptions to raw material supplies or access to logistics networks due to the COVID-19 pandemic, but the extent to which the COVID-19 pandemic may materially impact the Company's future financial condition, liquidity, or results of operations remain uncertain.

(97)

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share data)

Note 1. The Company and Summary of Significant Accounting Policies (continued)

New Accounting Pronouncements

Accounting Pronouncements Adopted

Financial Instruments – Credit Losses

In June 2016, the FASB issued Accounting Standards Update ("ASU") 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which replaces the current incurred loss impairment method with a method that reflects expected credit losses. In May 2019, the FASB issued ASU 2019-05, Financial Instruments – Credit Losses (Topic 326): Targeted Transition Relief, which provides entities with targeted transition relief that is intended to increase comparability of financial statement information for some entities that otherwise would have measured similar financial instruments using different measurement methodologies. These updates were effective for financial statements issued after December 15, 2019. The Company adopted these updates on January 1, 2020 using the modified-retrospective approach. The adoption of these updates did not have an impact on the consolidated financial statements as the Company’s credit risk associated with its sales is currently managed through the purchase of credit insurance, obtaining letters of credit and setting credit limits prior to the sale. The Company reviews new customers' credit history before granting credit and conducts regular reviews of existing customers' credit. The Company is exposed to credit risk in the event of non-performance by counterparties to its financial instruments. The Company attempts to minimize this exposure by entering into contracts with counterparties that are believed to be of high credit quality.

The Company's exposure to credit losses may increase if its customers are adversely affected by the COVID-19 pandemic. Although the Company has historically not experienced significant credit losses, it is possible that there could be a material adverse impact from potential adjustments of the carrying amount of trade receivables if the cash flows of the Company's customers are adversely impacted by the COVID-19 pandemic. As of December 31, 2020 the Company has not had significant credit losses due to the COVID-19 pandemic.

Income Taxes – Simplifying the Accounting for Income Taxes

In December 2019, the FASB issued ASU 2019-12, Income Taxes – Simplifying the Accounting for Income Taxes, which removes certain exceptions for investments, intraperiod tax allocations and interim calculations, and adds guidance to reduce complexity in accounting for income taxes. This update is effective for financial statements issued for fiscal years beginning after December 15, 2020, with early adoption permitted. Adoption of this update had no impact on the Company’s consolidated financial statements.

Reference Rate Reform

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The amendments provide optional guidance for a limited time to ease the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts and hedging relationships that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform. These amendments are effective immediately and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022.

(98)

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share data)

Note 1. The Company and Summary of Significant Accounting Policies (continued)

The Celgar and MPR revolving credit facilities utilize LIBOR as a basis for one of the interest rate options available to the Company to apply to outstanding borrowings. LIBOR is expected to be discontinued at some point, and the Company is closely monitoring ongoing market developments in the identification or creation of a widely accepted replacement rate. The revolving credit facilities include provisions that specifically contemplate the transition from LIBOR to a replacement benchmark rate. The Company has also discussed the impending discontinuation of LIBOR with the facility providers, and based on those discussions, it is expected the credit facility agreements will be amended to reflect a new reference rate to replace LIBOR, but it is uncertain when that will occur.

As of December 31, 2020, of the Company’s $1,145,294 debt only $54,980 in borrowings are governed by debt agreements that utilize LIBOR as one of the alternative applicable rates. Therefore, given the alternative rates available the Company does not believe that the discontinuation of LIBOR as a reference rate in the credit facility agreements will have a material adverse effect on its financial position or materially affect its interest expense.

Note 2. Acquisitions

2019 Acquisition

Mercer Forestry Services

On October 31, 2019, the Company acquired a log harvesting, road building and trucking services business for $6,938 cash. The acquired business is called Mercer Forestry Services Ltd. (“MFS”).

Significantly all of the purchase price was allocated to the fair value of logging equipment. MFS qualified as a business under GAAP and accordingly, the Company began consolidating its results of operations, financial position and cash flows in the consolidated financial statements as of the acquisition date. In the year ended December 31, 2019, $265 of acquisition related costs were recognized in “Selling, general and administrative expenses” in the Consolidated Statements of Operations.

Pro forma information related to the acquisition of MFS has not been provided as it does not have a material effect on the Company’s Consolidated Statements of Operations.

2018 Acquisitions

MPR

On December 10, 2018, the Company acquired all of the issued and outstanding shares of MPR. The purchase price was cash consideration of $344,030, after certain customary working capital adjustments. The acquisition resulted in 100% ownership of a bleached kraft pulp mill in Peace River, Alberta, a 50% joint venture interest in CPP (being an NBSK pulp mill, in Quesnel, British Columbia) and a 50% interest in a logging and chipping operation for the areas underlying MPR’s forest management agreements and timber allocations. The acquisition of MPR expands the Company’s sales presence in Asia and adds northern bleached hardwood kraft to its product mix.

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

(101)

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share data)

Note 3. Other Income (Expenses)

Other income (expenses) for the years ended December 31, 2020, 2019 and 2018 was comprised of the following:

	For the Year Ended December 31,
	2020	2019	2018
Foreign exchange gain (loss)	$(13,797)	$1,080	$(6,718)
Gain on sale of investments	17,540	—	—
Legal cost award	—	—	(6,951)
Acquisition commitment fee	—	—	(5,250)
Other	2,135	5,004	1,301
Other income (loss)	$5,878	$6,084	$(17,618)

In 2020, the Company purchased certain equity security investments for $9,370 and sold them for $26,910 which resulted in a realized gain of $17,540. These investments were Level 1 investments and were held at fair value with gains and losses included in earnings. As of December 31, 2020, the Company held no such investments.

Note 4. Accounts Receivable, Net

Accounts receivable, net as of December 31, 2020 and December 31, 2019, was comprised of the following:

	December 31,
	2020	2019
Trade, net of allowance of $552 (2019 — $164)	$210,963	$172,626
Other	16,092	36,114
	$227,055	$208,740

Note 5. Inventories

Inventories as of December 31, 2020 and December 31, 2019, were comprised of the following:

	December 31,
	2020	2019
Raw materials	$74,526	$99,754
Finished goods	88,256	77,815
Spare parts and other	108,914	95,030
	$271,696	$272,599

In 2020, as a result of low pulp prices and high fiber costs for the Canadian mills, the Company recorded inventory impairment charges of $25,998 (2019 — $23,000). These charges were recorded in “Cost of sales, excluding depreciation and amortization” in the Consolidated Statements of Operations. As of December 31, 2020, there was no impairment provision related to inventories. As of December 31, 2019, $3,500 of the write-down was recorded in raw materials inventory and $5,700 of the write-down was recorded in finished goods inventory.

(102)

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share data)

Note 6. Property, Plant and Equipment, Net

Property, plant and equipment, net as of December 31, 2020 and December 31, 2019, was comprised of the following:

	Estimated Useful Lives	December 31,
	(Years)	2020	2019
Land		$63,610	$54,385
Buildings	10 — 50	290,150	255,233
Production and other equipment	5 — 25	2,037,050	1,850,377
		2,390,810	2,159,995
Less: accumulated depreciation		(1,281,070)	(1,085,753)
		$1,109,740	$1,074,242

As of December 31, 2020, property, plant and equipment was net of $186,330 of unamortized government grants (2019 – $190,571).

As a result of the sustained decline in hardwood pulp prices for the Peace River mill in 2020, the Company performed an impairment test, as of December 31, 2020 on the long-lived assets of the Peace River mill which had a carrying value of $229,085. The Company compared the carrying values of the mill’s long-lived assets to its estimated future undiscounted cash flows. The carrying value of the mill’s long-lived assets was less than the undiscounted cash flows, so no impairment was recorded.  An impairment assessment requires management to apply judgement in estimating the future cash flows. The significant estimates in the future cash flows include periods of operation, projections of product pricing, production levels, fiber and other production costs and maintenance spending.

The Company maintains industrial landfills on its premises for the disposal of waste, primarily from the mills’ pulp processing activities. The mills have obligations under their landfill permits to decommission these disposal facilities pursuant to certain regulations. As of December 31, 2020, the Company had recorded $10,005 (2019 – $9,516) of asset retirement obligations in “Other long-term liabilities” in the Consolidated Balance Sheets.

Note 7. Amortizable Intangible Assets, Net

Amortizable intangible assets, net as of December 31, 2020 and December 31, 2019, were comprised of the following:

	Estimated	December 31, 2020			December 31, 2019
	Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Energy sales agreement	11	$18,470	$(6,253)	$12,217	$16,909	$(4,182)	$12,727
Timber cutting rights	30	39,546	(2,714)	36,832	38,767	(1,369)	37,398
Software and other intangible assets	5	27,851	(25,329)	2,522	24,999	(21,753)	3,246
		$85,867	$(34,296)	$51,571	$80,675	$(27,304)	$53,371

Amortization expense related to intangible assets for the year ended December 31, 2020 was $4,414 (2019 – $5,930; 2018 – 5,022).

Amortization expense for the next five years related to intangible assets as of December 31, 2020 is expected to be as follows:

	2021	2022	2023	2024	2025
Amortization expense	$4,446	$3,628	$3,228	$3,162	$3,065

(103)

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share data)

Note 8. Other Long-Term Assets

Other long-term assets as of December 31, 2020 and December 31, 2019, were comprised of the following:

	December 31,
	2020	2019
Sandalwood tree plantations	$28,600	$21,603
Other	3,328	4,435
	$31,928	$26,038

Note 9. Accounts Payable and Other

Accounts payable and other as of December 31, 2020 and December 31, 2019, was comprised of the following:

	December 31,
	2020	2019
Trade payables	$42,730	$73,721
Accrued expenses	98,036	111,696
Interest payable	33,241	33,198
Income tax payable	23,256	28,080
Other	13,731	8,849
	$210,994	$255,544

Note 10. Debt

Debt as of December 31, 2020 and December 31, 2019, was comprised of the following:

		December 31,
	Maturity	2020	2019
Senior notes (a)
6.50% senior notes	2024	$250,000	$250,000
7.375% senior notes	2025	550,000	550,000
5.50% senior notes	2026	300,000	300,000
Credit arrangements
€200 million joint revolving credit facility (b)	2023	—	—
C$60 million revolving credit facility (c)	2024	21,992	—
C$60 million revolving credit facility (d)	2023	32,988	—
€2.6 million demand loan (e)		—	—
		1,154,980	1,100,000
Less: unamortized premium and issuance costs, net		(9,686)	(12,068)
		$1,145,294	$1,087,932

(104)

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share data)

Note 10. Debt (continued)

The maturities of the principal portion of debt as of December 31, 2020 were as follows:

2021	$—
2022	—
2023	32,988
2024	271,992
2025	550,000
Thereafter	300,000
$1,154,980

Certain of the Company’s debt instruments were issued under agreements which, among other things, may limit its ability and the ability of its subsidiaries to make certain payments, including dividends. These limitations are subject to specific exceptions. As of December 31, 2020, the Company was in compliance with the terms of its debt agreements.

(a)

In January 2021, the Company issued $875,000 in aggregate principal amount of 5.125% senior notes which mature on February 1, 2029. The net proceeds of this offering were used to redeem the outstanding senior notes which were to mature in 2024 and 2025 and for general corporate purposes.

The senior notes which mature on January 15, 2026 (the “2026 Senior Notes”) are general unsecured senior obligations of the Company. The Company may redeem all or a part of the 2026 Senior Notes, upon not less than 10 days’ or more than 60 days’ notice at the redemption price plus accrued and unpaid interest to (but not including) the applicable redemption date.

The following table presents the redemption prices (expressed as percentages of principal amount) and the redemption periods of the 2026 Senior Notes:

2026 Senior Notes
12 Month Period Beginning	Percentage
January 15, 2021	102.750%
January 15, 2022	101.375%
January 15, 2023 and thereafter	100.000%

(b)

A €200.0 million joint revolving credit facility with all of the Company’s German mills that matures in December 2023. Borrowings under the facility are unsecured and bear interest at Euribor plus a variable margin ranging from 1.05% to 2.00% dependent on conditions including but not limited to a prescribed leverage ratio. As of December 31, 2020, approximately €12.5 million ($15,292) of this facility was supporting bank guarantees and approximately €187.5 million ($230,128) was available.

(105)

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share data)

Note 10. Debt (continued)

(c)

A C$60.0 million revolving credit facility for MPR that matures in February 2024. The facility is available by way of: (i) Canadian dollar denominated advances, which bear interest at a designated prime rate per annum; (ii) banker’s acceptance equivalent loans, which bear interest at the applicable Canadian dollar banker’s acceptance plus 1.25% to 1.50% per annum; (iii) dollar denominated base rate advances at the greater of the federal funds rate plus 0.50%, a designated LIBOR rate plus 1.00% and the bank’s applicable reference rate for U.S. dollar loans; and (iv) dollar LIBOR advances, which bear interest at LIBOR plus 1.25% to 1.50% per annum. Borrowings under the facility are collateralized by, among other things, the mill’s inventories and accounts receivable. As of December 31, 2020, approximately C$28.0 million ($21,992) of this facility was drawn and accruing interest at a rate of 1.72%, approximately C$0.9 million ($728) was supporting letters of credit and approximately C$31.1 million ($24,405) was available.

(d)

In June 2020, Celgar amended its revolving credit facility agreement to increase the principal amount to C$60.0 million. The revolving credit facility matures in July 2023. Borrowings under the facility are collateralized by the mill's inventories, accounts receivable, general intangibles and capital assets and are restricted by a borrowing base calculated on the mill's inventories and accounts receivable. The facility is available by way of: (i) Canadian and U.S. dollar denominated advances, which bear interest at a designated prime rate less 0.125% to plus 0.125% per annum; (ii) banker's acceptance equivalent loans, which bear interest at the applicable Canadian dollar banker's acceptance plus 1.25% to 1.625% per annum; and (iii) dollar LIBOR advances, which bear interest at LIBOR plus 1.25% to 1.625% per annum. As of December 31, 2020, approximately C$42.0 million ($32,988) of this facility was drawn and accruing interest at a rate of 1.84%, approximately C$0.5 million ($354) was supporting letters of credit and approximately C$15.6 million ($12,284) was available.

(e)

A €2.6 million demand loan at the Rosenthal mill that does not have a maturity date. Borrowings under this facility are unsecured and bear interest at the rate of the three-month Euribor plus 2.50%. As of December 31, 2020, approximately €2.6 million ($3,132) of this facility was supporting bank guarantees and approximately $nil was available.

(106)

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share data)

Note 11. Pension and Other Post-Retirement Benefit Obligations

Defined Benefit Plans

Pension benefits are based on employees’ earnings and years of service. The defined benefit plans are funded by contributions from the Company based on actuarial estimates and statutory requirements. Information about the Celgar and MPR defined benefit plans, in aggregate for the year ended December 31, 2020 was as follows:

	2020
	Pension	Other Post- Retirement Benefits	Total
Change in benefit obligation
Benefit obligation, December 31, 2019	$112,996	$13,252	$126,248
Service cost	3,404	258	3,662
Interest cost	3,367	385	3,752
Benefit payments	(4,346)	(479)	(4,825)
Actuarial losses	10,469	514	10,983
Foreign currency exchange rate changes	2,964	304	3,268
Benefit obligation, December 31, 2020	128,854	14,234	143,088

Reconciliation of fair value of plan assets
Fair value of plan assets, December 31, 2019	99,991	—	99,991
Actual returns	8,704	—	8,704
Contributions	3,685	479	4,164
Benefit payments	(4,346)	(479)	(4,825)
Foreign currency exchange rate changes	2,442	—	2,442
Fair value of plan assets, December 31, 2020	110,476	—	110,476
Funded status, December 31, 2020	$(18,378)	$(14,234)	$(32,612)

Components of the net benefit cost recognized
Service cost	$3,404	$258	$3,662
Interest cost	3,367	385	3,752
Expected return on plan assets	(4,329)	—	(4,329)
Amortization of unrecognized items	860	(892)	(32)
Net benefit cost	$3,302	$(249)	$3,053

(107)

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share data)

Note 11. Pension and Other Post-Retirement Benefit Obligations (continued)

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

The Company anticipates that it will make contributions to the defined benefit plans of approximately $3,603 in 2021. Estimated future benefit payments under these plans as of December 31, 2020 was as follows:

	Pension	Other Post-Retirement Benefits
2021	$4,711	$544
2022	$4,940	$571
2023	$5,158	$600
2024	$5,404	$626
2025	$5,680	$650
2026-2030	$31,850	$3,633

(108)

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share data)

Note 11. Pension and Other Post-Retirement Benefit Obligations (continued)

Weighted Average Assumptions

The weighted-average assumptions used to determine the benefit obligations at the measurement dates and the net benefit costs for the years ended December 31, 2020, 2019 and 2018 were as follows for Celgar’s defined benefit plan:

	December 31,
	2020	2019	2018
Benefit obligations
Discount rate	2.55%	3.00%	3.14%
Rate of compensation increase	2.50%	2.50%	2.50%
Net benefit cost for year ended
Discount rate	3.00%	3.14%	3.50%
Rate of compensation increase	2.50%	2.50%	2.50%
Expected rate of return on plan assets	4.10%	3.90%	4.40%

The weighted-average assumptions used to determine the benefit obligations at the measurement dates and the net benefit costs for the years ended December 31, 2020, 2019 and 2018 were as follows for MPR’s defined benefit plan:

	December 31,
	2020	2019	2018
Benefit obligations
Discount rate	2.70%	3.20%	3.90%
Rate of compensation increase	2.75%	2.75%	2.75%
Net benefit cost for year ended
Discount rate	3.20%	3.90%	3.95%
Rate of compensation increase	2.75%	2.75%	3.25%
Expected rate of return on plan assets	4.68%	5.12%	5.15%

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

The assumed health care cost trend rates used to determine the other post-retirement benefit obligations as of December 31, 2020 and December 31, 2019 were as follows:

	December 31,
	2020	2019
Health care cost trend rate assumed for next year	5.00%	5.00%
Rate to which the cost trend is assumed to decline (ultimate trend rate)	4.50%	4.50%
Year that the rate reaches the ultimate trend rate	2022	2021

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

The following table presents the Celgar and MPR defined benefit pension plans’ assets fair value measurements as of December 31, 2020 under the fair value hierarchy:

	Fair value measurements as of December 31, 2020 using:
Asset Category	Level 1	Level 2	Level 3	Total
Equity securities	$—	$49,485	$—	$49,485
Debt securities	—	34,603	—	34,603
Buy-in annuity	—	—	26,017	26,017
Cash and other short-term assets	—	13	—	13
Other	—	358	—	358
Total assets	$—	$84,459	$26,017	$110,476

(110)

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share data)

Note 11. Pension and Other Post-Retirement Benefit Obligations (continued)

The following table presents the Celgar and MPR defined benefit pension plans’ assets fair value measurements as of December 31, 2019 under the fair value hierarchy:

	Fair value measurements as of December 31, 2019 using:
Asset Category	Level 1	Level 2	Level 3	Total
Equity securities	$—	$43,800	$—	$43,800
Debt securities	—	30,414	—	30,414
Buy-in annuity	—	—	25,343	25,343
Cash and other short-term assets	—	69	—	69
Other	—	365	—	365
Total assets	$—	$74,648	$25,343	$99,991

Defined Contribution Plan

Effective December 31, 2008, the defined benefit plans at the Celgar mill were closed to new members. In addition, the related defined benefit service accrual ceased on December 31, 2008, and members began to receive pension benefits, at a fixed contractual rate, under a new defined contribution plan effective January 1, 2009. The Company’s head office employees also participate in a defined contribution plan. During the year ended December 31, 2020, the Company made contributions of $1,634 to these plans (2019 – $1,400; 2018 – $1,024).

Multiemployer Plan

The Company participates in a multiemployer plan for the hourly-paid employees at the Celgar mill. The contributions to the plan are determined based on a percentage of pensionable earnings pursuant to a collective bargaining agreement. The Company has no current or future contribution obligations in excess of the contractual contributions. During the year ended December 31, 2020, the Company made contributions of $1,933 to this plan (2019 – $2,203; 2018 – $2,218).

Plan details for the years ended December 31, 2020, 2019 and 2018 were as follows:

	Provincially Registered Plan	Expiration Date of Collective Bargaining	Are the Company's Contributions Greater Than 5% of Total Contributions
Legal name	Number	Agreement	2020	2019	2018
The Pulp and Paper Industry Pension Plan	P085324	April 30, 2021	No	Yes	No

(111)

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share data)

Note 12. Income Taxes

Income (loss) before provision for income taxes by taxing jurisdiction for the years ended December 31, 2020, 2019 and 2018 was as follows:

	Year Ended December 31,
	2020	2019	2018
U.S.	$(22,284)	$(43,408)	$(69,202)
Foreign	11,145	52,995	246,472
	$(11,139)	$9,587	$177,270

Provision for income taxes recognized in the Consolidated Statements of Operations for the years ended December 31, 2020, 2019 and 2018 was comprised of the following:

	Year Ended December 31,
	2020	2019	2018
U.S. Federal and State current income tax provision	$1,782	$342	$—
Foreign current income tax provision	19,563	26,757	32,085
Total current income tax provision	21,345	27,099	32,085
Foreign deferred income tax provision (recovery)	(15,249)	(7,873)	16,596
Total income tax provision	$6,096	$19,226	$48,681

During the year ended December 31, 2020, the foreign current income tax provision is primarily for the German entities.

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

The Company and/or one or more of its subsidiaries file income tax returns in the U.S., Germany, Canada and Australia. Currently, the Company does not anticipate that the expiration of the statute of limitations or the completion of audits in the next fiscal year will result in liabilities for uncertain income tax positions that are materially different than the amounts accrued or disclosed as of December 31, 2020. However, this could change as tax years are examined by taxing authorities, the timing of which are uncertain at this time. The German tax authorities have completed examinations up to and including the 2017 tax year for all but three German entities. For these three entities the German tax authorities have completed examinations up to and including the 2013 tax year. The Company is generally not subject to U.S. or Canadian income tax examinations for tax years before 2017 and 2016, respectively. The Company believes that it has adequately provided for any reasonable foreseeable outcomes related to its tax audits and that any settlement will not have a material adverse effect on its consolidated results.

The liability in the Consolidated Balance Sheets related to unrecognized tax benefits was $nil as of December 31, 2020 (2019 – $nil). The Company recognizes interest and penalties related to unrecognized tax benefits in “Income tax provision” in the Consolidated Statements of Operations. During the years ended December 31, 2020, 2019 and 2018 the Company did not record any interest and penalties related to unrecognized tax benefits.

(112)

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share data)

Note 12. Income Taxes (continued)

Differences between the U.S. Federal statutory and the Company’s effective rates for the years ended December 31, 2020, 2019 and 2018 were as follows:

	Year Ended December 31,
	2020	2019	2018
U.S. Federal statutory rate	21%	21%	21%

U.S. Federal statutory rate on income (loss) before provision for income taxes	$2,339	$(2,013)	$(37,227)
Tax differential on foreign income	(1,982)	(5,368)	(17,511)
Effect of foreign earnings (a)	(3,002)	(13,747)	(51,639)
Valuation allowance	(8,383)	(11,643)	64,573
Tax benefit of partnership structure	3,740	3,841	4,208
Non-taxable foreign subsidies	2,851	3,200	2,908
True-up of prior year taxes	(1,863)	6,031	(9,877)
Foreign exchange on settlement of debt	543	—	879
Other	(339)	473	(4,995)
Income tax provision	$(6,096)	$(19,226)	$(48,681)

(a)	Primarily due to the impact of the global intangible low-taxed income provision in the Tax Cuts and Jobs Act of 2017.

Deferred income tax assets and liabilities as of December 31, 2020 and December 31, 2019 were comprised of the following:

	December 31,
	2020	2019
German tax loss carryforwards	$29,378	$31,317
U.S. tax loss carryforwards and credits	6,964	4,671
Canadian tax loss carryforwards	44,256	16,392
Australian tax loss carryforwards	3,783	3,336
Basis difference between income tax and financial reporting with respect to operating pulp mills	(145,858)	(132,100)
Amortizable intangible assets	(10,504)	(10,232)
Other long-term assets	(4,926)	(2,908)
Debt	(6,553)	(7,388)
Accounts payable and accrued expenses	1,621	577
Deferred pension liability	16,278	11,270
Finance leases	12,895	10,072
Scientific research and experimental development investment tax credit and expenditure pool	4,433	3,397
Other	3,702	5,754
	(44,531)	(65,842)
Valuation allowance	(31,142)	(22,759)
Net deferred income tax liability	$(75,673)	$(88,601)

Comprised of:
Deferred income tax asset	$1,355	$1,246
Deferred income tax liability	(77,028)	(89,847)
Net deferred income tax liability	$(75,673)	$(88,601)

(113)

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share data)

Note 12. Income Taxes (continued)

The following table details the scheduled expiration dates of the Company’s net operating loss, interest, investment tax credit and other tax attributes carryforwards as of December 31, 2020:

	Amount	Expiration
U.S.
Interest	$32,800	Indefinite
Germany
Net operating loss	$61,300	Indefinite
Interest	$79,200	Indefinite
Canada
Net operating loss	$162,100	2036 – 2040
Scientific research and experimental development investment tax credit	$5,200	2030 – 2039
Scientific research and experimental development expenditure pool	$2,500	Indefinite
Australia
Net operating loss	$12,600	Indefinite

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

Changes in valuation allowances related to net deferred tax assets for the years ended December 31, 2020 and 2019 were as follows:

	December 31,
	2020	2019
Balance as of January 1	$22,759	$11,116
Additions (reversals)
U.S.	1,734	(4,503)
Canada	6,017	16,188
Australia	—	(398)
The impact of changes in foreign exchange rates	632	356
Balance as of December 31	$31,142	$22,759

As of December 31, 2020, the Company has recognized the deferred tax assets of its German entities and has a full valuation allowance against the net deferred tax assets of its U.S. and Canadian entities.

The Company has not recognized a tax liability on the undistributed earnings of foreign subsidiaries as of December 31, 2020 because these earnings are expected to be permanently reinvested outside the U.S. or repatriated without incurring a tax liability. As of December 31, 2020, the cumulative amount of undistributed earnings upon which U.S. income taxes have not been provided was approximately $367,138.
(114)

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share data)

Note 13. Shareholders’ Equity

Dividends

The Company’s board of directors declared quarterly dividends during the years ended December 31, 2020 and 2019 as follows:

Date Declared	Dividend Per Common Share	Amount
February 13, 2020	$0.1375	$9,047
April 30, 2020	0.0650	4,282
July 30, 2020	0.0650	4,281
October 29, 2020	0.0650	4,282
	$0.3325	$21,892

Date Declared	Dividend Per Common Share	Amount
February 14, 2019	$0.1250	$8,204
May 2, 2019	0.1375	9,025
August 1, 2019	0.1375	9,025
October 31, 2019	0.1375	9,025
	$0.5375	$35,279

In February 2021, the Company’s board of directors declared a quarterly dividend of $0.0650 per common share. Payment of the dividend will be paid on April 7, 2021 to all shareholders of record on March 31, 2021. Future dividends are subject to approval by the board of directors and may be adjusted as business and industry conditions warrant.

Share Capital

Preferred shares

The Company has authorized 50,000,000 preferred shares (2019 – 50,000,000) with $1 par value issuable in series, of which 2,000,000 shares have been designated as Series A. The preferred shares may be issued in one or more series. Designations and preferences for each series shall be stated in the resolutions providing for the designation and issuance of each such series adopted by the Company’s board of directors. The board of directors is authorized by the Company’s articles of incorporation to determine the voting, dividend, redemption and liquidation preferences pertaining to each such series. As of December 31, 2020, no preferred shares had been issued by the Company.

Share Repurchase Program

In May 2019, the Company’s board of directors authorized a common stock repurchase program, under which the Company may repurchase up to $50,000 of its shares, which expired in May 2020.

For the year ended December 31, 2020, prior to the expiration, the Company paid $162 to acquire 23,584 common shares at an average repurchase price of $6.84. For the year ended December 31, 2019 the Company paid $754 to acquire 52,879 common shares at an average repurchase price of $14.25. The shares acquired for the years ended December 31, 2020 and 2019 were retired upon repurchase.

(115)

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share data)

Note 13. Shareholders’ Equity (continued)

Stock Based Compensation

In June 2010, the Company adopted a stock incentive plan which provides for options, restricted stock rights, restricted shares, performance shares, PSUs and stock appreciation rights to be awarded to employees, consultants and non-employee directors. During the year ended December 31, 2020, there were no issued and outstanding options, restricted stock rights, performance shares or stock appreciation rights. As of December 31, 2020, after factoring in all allocated shares, there remain approximately 1.7 million common shares available for grant.

PSUs

PSUs comprise rights to receive common shares at a future date that are contingent on the Company and the grantee achieving certain performance objectives. The performance objective period is generally three years.

For the year ended December 31, 2020, the Company recognized an expense of $420 related to PSUs (2019 –$2,557; 2018 – $3,422).

PSU activity during the year ended December 31, 2020 was as follows:

	Number of PSUs	Weighted Average Grant Date Fair Value Per Unit
Outstanding as of January 1, 2020	1,764,976	$13.48
Granted	1,140,834	11.00
Vested and issued	(194,948)	12.00
Forfeited	(346,014)	12.10
Outstanding as of December 31, 2020	2,364,848	$12.61

The weighted-average grant date fair value per unit of all PSUs granted in 2019 and 2018 was $15.34 and $12.75, respectively. The total fair value of PSUs vested and issued in 2020, 2019 and 2018 was $2,101, $6,754 and $1,992, respectively.

Restricted Shares

Restricted shares generally vest at the end of one year.

Expense recognized for the year ended December 31, 2020 was $508 (2019 – $479; 2018 – $518). As of December 31, 2020, the total remaining unrecognized compensation cost related to restricted shares amounted to approximately $229 which will be amortized over the remaining vesting periods.

Restricted share activity during the year ended December 31, 2020 was as follows:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding as of January 1, 2020	31,405	$14.33
Granted	68,140	8.07
Vested	(31,405)	14.33
Outstanding as of December 31, 2020	68,140	$8.07

(116)

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share data)

Note 13. Shareholders’ Equity (continued)

The weighted-average grant date fair value per share of all restricted shares granted in 2019 and 2018 was $14.33 and $16.70, respectively. The total fair value of restricted shares vested and issued in 2020, 2019 and 2018 was $248, $466 and $703, respectively.

Note 14. Net Income (Loss) Per Common Share

The reconciliation of basic and diluted net income (loss) per common share for the years ended December 31, 2020, 2019 and 2018 was as follows:

	For the Year Ended December 31,
	2020	2019	2018
Net income (loss)
Basic and diluted	$(17,235)	$(9,639)	$128,589

Net income (loss) per common share
Basic	$(0.26)	$(0.15)	$1.97
Diluted	$(0.26)	$(0.15)	$1.96

Weighted average number of common shares outstanding:
Basic (a)	65,768,485	65,553,196	65,133,467
Effect of dilutive instruments:
PSUs	—	—	619,411
Restricted shares	—	—	17,962
Diluted	65,768,485	65,553,196	65,770,840

(a)

For the year ended December 31, 2020, the basic weighted average number of common shares outstanding excludes 68,140 restricted shares which have been issued, but have not vested as of December 31, 2020 (2019 – 31,405 restricted shares; 2018 – 31,130 restricted shares).

The calculation of diluted net income (loss) per common share does not assume the exercise of any instruments that would have an anti-dilutive effect on net income (loss) per common share. Instruments excluded from the calculation of net income (loss) per common share because they were anti-dilutive for the years ended December 31, 2020, 2019 and 2018 were as follows:

	For the Year Ended December 31,
	2020	2019	2018
PSUs	2,364,848	1,764,976	—
Restricted shares	68,140	31,405	—

(117)

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share data)

Note 15. Accumulated Other Comprehensive Loss

The change in accumulated other comprehensive loss by component (net of tax) for the years ended December 31, 2020 and 2019 was as follows:

	Foreign Currency Translation Adjustment	Defined Benefit Pension and Other Post- Retirement Benefit Items	Total
Balance as of December 31, 2018	$(127,000)	$(1,170)	$(128,170)
Other comprehensive income (loss) before reclassifications	12,291	(944)	11,347
Amounts reclassified from accumulated other comprehensive loss	—	263	263
Other comprehensive income (loss), net of taxes	12,291	(681)	11,610
Balance as of December 31, 2019	(114,709)	(1,851)	(116,560)
Other comprehensive income (loss) before reclassifications	95,131	(6,114)	89,017
Amounts reclassified from accumulated other comprehensive loss	—	(32)	(32)
Other comprehensive income (loss), net of taxes	95,131	(6,146)	88,985
Balance as of December 31, 2020	$(19,578)	$(7,997)	$(27,575)

Note 16. Related Party Transactions

The Company enters into related party transactions with its joint ventures. For the year ended December 31, 2020, pulp purchases from the Company’s 50% owned CPP mill, which are transacted at the CPP mill’s cost, were $76,875 (2019 – $96,763; 2018 – $6,044) and as of December 31, 2020 the Company had a receivable balance from the CPP mill of $3,518 (December 31, 2019 – $3,462). For the year ended December 31, 2020, services from the Company’s 50% owned logging and chipping operation, which are transacted at arm’s length negotiated prices, were $15,118 (2019 – $16,681; 2018 – $2,232) and as of December 31, 2020 the Company had a payable balance to the operation of $1,953 (December 31, 2019 – $1,151).

Note 17. Segment Information

The Company is managed based on the primary products it manufactures: pulp and wood products. Accordingly, the Company’s four pulp mills and its 50% interest in the CPP mill are aggregated into the pulp segment, and the Friesau mill is a separate reportable segment, wood products. The Company’s sandalwood business is included in Corporate and Other as it does not meet the criteria to be reported as a separate segment.

None of the income or loss items following operating income in the Company’s Consolidated Statements of Operations are allocated to the segments, as those items are reviewed separately by management.

(118)

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share data)

Note 17. Segment Information (continued)

Information about certain segment data for the years ended December 31, 2020, 2019 and 2018, was as follows:

December 31, 2020	Pulp	Wood Products	Corporate and Other	Consolidated
Revenues from external customers	$1,220,644	$197,649	$4,847	$1,423,140
Operating income (loss)	$37,952	$34,704	$(8,927)	$63,729
Depreciation and amortization	$115,945	$12,212	$764	$128,921
Purchase of property, plant and equipment	$53,734	$23,788	$996	$78,518
Total assets (a)	$1,740,233	$112,267	$276,626	$2,129,126
Revenues by major products
Pulp	$1,130,302	$—	$—	$1,130,302
Lumber	—	180,769	—	180,769
Energy and chemicals	90,342	10,619	4,847	105,808
Wood residuals	—	6,261	—	6,261
Total revenues	$1,220,644	$197,649	$4,847	$1,423,140
Revenues by geographical markets (b)
U.S.	$149,816	$93,802	$1,734	$245,352
Germany	336,346	50,945	—	387,291
China	364,527	3,037	—	367,564
Other countries	369,955	49,865	3,113	422,933
Total revenues	$1,220,644	$197,649	$4,847	$1,423,140

(a)	Total assets for the pulp segment includes the Company’s $46,429 investment in joint ventures, primarily for the CPP mill.
(b)	Sales are attributed to countries based on the ship-to location provided by the customer.

December 31, 2019	Pulp	Wood Products	Corporate and Other	Consolidated
Revenues from external customers	$1,457,123	$159,937	$7,351	$1,624,411
Operating income (loss)	$90,583	$7,349	$(13,929)	$84,003
Depreciation and amortization	$117,108	$7,966	$1,320	$126,394
Purchase of property, plant and equipment	$103,066	$28,425	$543	$132,034
Total assets (a)	$1,782,105	$83,102	$200,513	$2,065,720
Revenues by major products
Pulp	$1,370,742	$—	$—	$1,370,742
Lumber	—	142,243	—	142,243
Energy and chemicals	86,381	9,721	7,351	103,453
Wood residuals	—	7,973	—	7,973
Total revenues	$1,457,123	$159,937	$7,351	$1,624,411
Revenues by geographical markets (b)
U.S.	$168,197	$54,098	$—	$222,295
Germany	419,472	53,734	—	473,206
China	430,508	—	—	430,508
Other countries	438,946	52,105	7,351	498,402
Total revenues	$1,457,123	$159,937	$7,351	$1,624,411

(a)	Total assets for the pulp segment includes the Company’s $53,122 investment in joint ventures, primarily for the CPP mill.
(b)	Sales are attributed to countries based on the ship–to location provided by the customer.

(119)

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share data)

Note 17. Segment Information (continued)

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

Revenues between segments are accounted for at prices that approximate fair value. These include revenues from the sale of residual fiber from the wood products segment to the pulp segment for use in the pulp production process and from the sale of residual fuel from the pulp segment to the wood products segment for use in energy production. For the year ended December 31, 2020, the pulp segment sold $459 of residual fuel to the wood products segment (2019 – $531; 2018 – $1,343) and the wood products segment sold $12,040 of residual fiber to the pulp segment (2019 – $15,190; 2018 – $18,537).

The Company’s long-lived assets by geographic area based on location of the asset as of December 31, 2020 and December 31, 2019 were as follows:

	December 31,
	2020	2019
Germany	$699,408	$646,101
Canada	390,542	410,468
Australia	19,790	17,673
	$1,109,740	$1,074,242

In 2020, no single customer accounted for greater than 10% of the Company’s total revenues (2019 – no customer; 2018 – one customer for the pulp segment through several of their operations accounted for 13%).

(120)

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share data)

Note 18. Financial Instruments and Fair Value Measurement

Due to their short-term maturity, the carrying amounts of cash and cash equivalents, accounts receivable and accounts payable and other, approximates their fair value.

The estimated fair values of the Company’s outstanding debt under the fair value hierarchy as of December 31, 2020 and December 31, 2019 were as follows:

	Fair value measurements as of December 31, 2020 using:
Description	Level 1	Level 2	Level 3	Total
Revolving credit facilities	$—	$54,980	$—	$54,980
Senior notes	—	1,131,229	—	1,131,229
	$—	$1,186,209	$—	$1,186,209

	Fair value measurements as of December 31, 2019 using:
Description	Level 1	Level 2	Level 3	Total
Senior notes	$—	$1,156,673	$—	$1,156,673

The carrying value of the revolving credit facilities classified as Level 2 approximates the fair value as the variable interest rates reflect current interest rates for financial instruments with similar characteristics and maturities.

The fair value of the senior notes classified as Level 2 was determined using quoted prices in a dealer market, or using recent market transactions. The Company’s senior notes are not carried at fair value on the Consolidated Balance Sheets as of December 31, 2020 and December 31, 2019. However, fair value disclosure is required. The carrying value of the Company’s senior notes, net of note issuance costs is $1,090,314 as of December 31, 2020 (December 31, 2019 – $1,087,932).

Credit Risk

The Company’s credit risk is primarily attributable to cash held in bank accounts and accounts receivable. The Company maintains cash balances in foreign financial institutions in excess of insured limits. The Company limits its credit exposure on cash held in bank accounts by periodically investing cash in excess of short-term operating requirements and debt obligations in low risk government bonds, or similar debt instruments. The Company’s credit risk associated with the sale of pulp, lumber and other wood residuals is managed through setting credit limits, the purchase of credit insurance and for certain customers a letter of credit is received prior to shipping the product. The Company reviews new customers’ credit history before granting credit and conducts regular reviews of existing customers’ credit. Concentrations of credit risk on the sale of pulp, lumber and other wood residuals are with customers and agents based primarily in Germany, China and the U.S.

The Company’s exposure to credit losses may increase if its customers are adversely affected by the COVID-19 pandemic. Although the Company has historically not experienced significant credit losses, it is possible that there could be a material adverse impact from potential adjustments of the carrying amount of trade receivables if the cash flows of the Company’s customers are adversely impacted by the COVID-19 pandemic. As of December 31, 2020 the Company has not had significant credit losses due to the COVID-19 pandemic.

The carrying amount of cash and cash equivalents of $361,098 and accounts receivable of $227,055 recorded in the Consolidated Balance Sheet, net of any allowances for losses, represents the Company’s maximum exposure to credit risk.

(121)

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share data)

Note 19. Lease Commitments

The Company has finance leases primarily for rail cars and production equipment. The rail cars primarily have a remaining lease term of eight to 11 years with annual renewal options thereafter. The production equipment has a weighted average remaining lease term of eight years. The Company has operating leases primarily for land to support the sandalwood tree plantations and for offices. The land leases have remaining terms of four to 11 years with options to renew for up to six years. The office leases have remaining terms of three to seven years with options to renew primarily for an additional five years. A majority of the operating leases are subject to annual changes to the Consumer Price Index (“CPI”). Changes to the CPI are treated as variable lease payments and recognized in the period in which the obligation for those payments was incurred. A 100-basis-point increase in CPI would not have a material impact on lease costs.

The components of lease expense for the years ended December 31, 2020, 2019 and 2018 were as follows:

	Year Ended December 31,
	2020	2019	2018
Lease cost:
Operating lease cost	$3,712	$3,322	$2,655
Finance lease cost:
Amortization of right-of-use assets	4,963	3,768	3,595
Interest on lease liabilities	1,460	1,370	1,299
Total lease cost	$10,135	$8,460	$7,549

Supplemental cash flow information related to leases for the years ended December 31, 2020, 2019 and 2018 was as follows:

	Year Ended December 31,
	2020	2019	2018
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow payments for operating leases	$3,712	$3,322	$2,655
Operating cash flow payments for finance leases	$1,460	$1,370	$1,299
Financing cash flow payments for finance leases	$4,636	$3,344	$3,462

Other information related to leases for the years ended December 31, 2020, 2019 and 2018 was as follows:

	Year Ended December 31,
	2020	2019	2018
Weighted average remaining lease term:
Operating leases	6 years	7 years	7 years
Finance leases	9 years	10 years	9 years
Weighted average discount rate:
Operating leases	6%	7%
Finance leases	3%	4%	6%

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

(122)

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share data)

Note 19. Lease Commitments (continued)

Supplemental balance sheet information related to leases as of December 31, 2020 and December 31, 2019 was as follows:

	December 31,
	2020	2019
Operating Leases
Operating lease right-of-use assets	$13,251	$13,004

Other current liabilities	$3,318	$2,484
Operating lease liabilities	9,933	10,520
Total operating lease liabilities	$13,251	$13,004

Finance Leases
Property and equipment, gross	$65,418	$49,393
Accumulated depreciation	(19,353)	(16,571)
Property and equipment, net	$46,065	$32,822

Other current liabilities	$5,364	$3,382
Finance lease liabilities	41,329	31,103
Total finance lease liabilities	$46,693	$34,485

As of December 31, 2020, maturities of lease liabilities were as follows:

	Finance Leases	Operating Leases
2021	$6,826	$4,140
2022	6,577	3,785
2023	6,569	2,674
2024	6,027	1,593
2025	5,672	906
Thereafter	21,622	2,809
Total lease payments	53,293	15,907
Less: imputed interest	(6,600)	(2,656)
Total lease liability	$46,693	$13,251

As of December 31, 2019, maturities of lease liabilities were as follows:

	Finance Leases	Operating Leases
2020	$4,472	$3,218
2021	4,343	3,071
2022	4,169	2,809
2023	4,288	2,087
2024	4,184	1,378
Thereafter	19,142	3,410
Total lease payments	40,598	15,973
Less: imputed interest	(6,113)	(2,969)
Total lease liability	$34,485	$13,004

(123)

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share data)

Note 19. Lease Commitments (continued)

As of December 31, 2020, the Company has additional finance leases for rail cars that have not yet commenced. The leases have a term of 12 years with annual renewal options thereafter. The total payments over the term of the leases will be approximately $27,000. The leases will commence in 2021.

Note 20. Commitments and Contingencies

(a)

The Company has purchase obligations relating to take-or-pay contracts, primarily for purchases of fiber, made in the ordinary course of business. As of December 31, 2020, commitments under these contracts was approximately $361,797.

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

(124)

SUPPLEMENTARY FINANCIAL INFORMATION

(UNAUDITED)

Selected Quarterly Financial Data

(In thousands of U.S. dollars, except per share data)

	Quarters Ended
	March 31	June 30	September 30	December 31
2020
Revenues	$350,599	$341,195	$333,151	$398,195
Cost of sales, excluding depreciation and amortization	276,056	284,333	272,165	331,173
Cost of sales depreciation and amortization	32,911	30,179	31,862	33,865
Gross profit	41,632	26,683	29,124	33,157
Selling, general and administrative expenses	17,570	16,368	15,388	17,541
Operating income	24,062	10,315	13,736	15,616
Net income (loss)	(3,392)	(8,411)	7,545	(12,977)
Diluted net income (loss) per common share	$(0.05)	$(0.13)	$0.11	$(0.20)

2019
Revenues	$483,950	$425,753	$383,536	$331,172
Cost of sales, excluding depreciation and amortization	343,033	336,433	314,894	346,020
Cost of sales depreciation and amortization	30,136	32,038	31,934	31,693
Gross profit (loss)	110,781	57,282	36,708	(46,541)
Selling, general and administrative expenses	17,229	19,472	17,961	19,565
Operating income (loss)	93,552	37,810	18,747	(66,106)
Net income (loss)	51,616	10,259	1,207	(72,721)
Diluted net income (loss) per common share	$0.78	$0.16	$0.02	$(1.11)

(125)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

3.1	Articles of Incorporation of Mercer International Inc., as amended. Incorporated by reference from Form 8-A filed March 2, 2006.

3.2*	Bylaws of Mercer International Inc.

4.1

Indenture dated December 20, 2017 between Mercer International Inc. and Wells Fargo Bank, National Association, as trustee, relating to the 2026 Senior Notes. Incorporated by reference from Form 8-K filed December 20, 2017.

4.2	Description of Securities. Incorporated by reference from Form 10-K filed February 13, 2020.

4.3

Indenture dated January 26, 2021 between Mercer International Inc. and Wells Fargo Bank, National Association, as trustee, relating to the 2029 Senior Notes. Incorporated by reference from Form 8-K filed January 26, 2021.

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

10.3†

Mercer International Inc. 2010 Stock Incentive Plan, as amended. Incorporated by reference from Appendix A to Mercer International Inc.’s definitive proxy statement on Schedule 14A filed April 13, 2017.

10.4†	Employment Agreement dated October 2, 2006 between Stendal Pulp Holding GmbH and Wolfram Ridder. Incorporated by reference from Form 8-K filed October 3, 2006.

10.5

Share Purchase Agreement by and among Marubeni Corporation, Nippon Paper Industries Co., Ltd. and Daishowa North America Corporation and Mercer International Inc. dated as of October 3, 2018. Incorporated by reference from Form 8-K filed October 9, 2018.

10.6†	Employment Agreement between Mercer International Inc. and David Ure dated August 12, 2013. Incorporated by reference from Form 8-K filed on July 20, 2015.

10.7†	Amendment to Employment Agreement between Mercer International Inc. and David Ure, dated July 17, 2015. Incorporated by reference from Form 8-K filed July 20, 2015.

10.8†

Second Amended and Restated Employment Agreement between Mercer International Inc. and Jimmy S.H. Lee, dated for reference September 29, 2015. Incorporated by reference from Form 8-K filed September 29, 2015.

10.9†

Amended and Restated Employment Agreement between Mercer International Inc. and David M. Gandossi, dated for reference September 29, 2015. Incorporated by reference from Form 8-K filed September 29, 2015.

10.10†

Chief Operating Officer and Managing Director Service Agreement, as amended, dated June 1, 2019 between Stendal Pulp Holding GmbH and Adolf Koppensteiner. Incorporated by reference from Form 10-K filed February 13, 2020.

10.11

Registration Rights Agreement dated January 26, 2021 between Mercer International Inc. and Credit Suisse Securities (USA) LLC, related to the 2029 Senior Notes. Incorporated by reference from Form 8-K filed on January 26, 2021.

21.1	List of Subsidiaries of Registrant. Incorporated by reference from Form 10-K filed February 13, 2020.

(126)

23.1*	Consent of PricewaterhouseCoopers LLP.

31.1*	Section 302 Certificate of Chief Executive Officer.

31.2*	Section 302 Certificate of Chief Financial Officer.

32.1*	Section 906 Certificate of Chief Executive Officer.

32.2*	Section 906 Certificate of Chief Financial Officer.

101*

The following financial statements from the Company’s annual report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 16, 2021, formatted in inline Extensible Business Reporting Language (iXBRL): (i) Consolidated Statements of Operations; (ii) Consolidated Statements of Comprehensive Income; (iii) Consolidated Balance Sheets; (iv) Consolidated Statements of Changes in Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to the Consolidated Financial Statements.

104*	The cover page from the Company's Annual Report on Form 10-K for the year ended December 31, 2020, has been formatted in Inline XBRL.

*	Filed herewith.
†	Denotes management contract or compensatory plan or arrangement.

(127)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERCER INTERNATIONAL INC.

Dated: February 16, 2021	By:	/s/ JIMMY S.H. LEE
Jimmy S.H. Lee
Executive Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ JIMMY S.H. LEE	Date: February 16, 2021
Jimmy S.H. Lee
Executive Chairman and Director

/s/ DAVID M. GANDOSSI	Date: February 16, 2021
David M. Gandossi
Chief Executive Officer, Principal Executive Officer and Director

/s/ DAVID K. URE	Date: February 16, 2021
David K. Ure
Executive Vice President,
Chief Financial Officer, Principal Financial
Officer and Principal Accounting Officer

/s/ WILLIAM D. MCCARTNEY	Date: February 16, 2021
William D. McCartney
Director

/s/ JAMES SHEPHERD	Date: February 16, 2021
James Shepherd
Director

/s/ KEITH PURCHASE	Date: February 16, 2021
Keith Purchase
Director

/s/ ALAN WALLACE	Date: February 16, 2021
Alan Wallace
Director

/s/ LINDA WELTY	Date: February 16, 2021
Linda Welty
Director

/s/ RAINER RETTIG	Date: February 16, 2021
Rainer Rettig
Director

(128)