Form 10-Q
period 2021-03-31
MERCER INTERNATIONAL INC.
filed 2021-04-29
CIK 1333274

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

The Registrant had 65,988,357 shares of common stock outstanding as of April 28, 2021.

PART I. FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

MERCER INTERNATIONAL INC.

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2021

(Unaudited)

FORM 10-Q

QUARTERLY REPORT - PAGE 2

MERCER INTERNATIONAL INC.

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands of U.S. dollars, except per share data)

	Three Months Ended March 31,
	2021	2020
Revenues	$412,720	$350,599
Costs and expenses
Cost of sales, excluding depreciation and amortization	310,197	276,056
Cost of sales depreciation and amortization	30,946	32,911
Selling, general and administrative expenses	20,548	17,570
Operating income	51,029	24,062
Other income (expenses)
Interest expense	(19,019)	(20,084)
Loss on early extinguishment of debt	(30,368)	—
Other income (expenses)	6,989	(2,026)
Total other expenses, net	(42,398)	(22,110)
Income before income taxes	8,631	1,952
Income tax provision	(2,698)	(5,344)
Net income (loss)	$5,933	$(3,392)
Net income (loss) per common share
Basic and diluted	$0.09	$(0.05)
Dividends declared per common share	$0.0650	$0.1375

INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(In thousands of U.S. dollars)

	Three Months Ended March 31,
	2021	2020
Net income (loss)	$5,933	$(3,392)
Other comprehensive income (loss), net of taxes
Foreign currency translation adjustment	(36,023)	(74,994)
Change in unrecognized losses and prior service costs related to defined benefit pension plans, net of tax expense of $681 (2020 — $nil)	380	6
Other comprehensive loss, net of taxes	(35,643)	(74,988)
Total comprehensive loss	$(29,710)	$(78,380)

See accompanying Notes to the Interim Consolidated Financial Statements.

FORM 10-Q

QUARTERLY REPORT - PAGE 3

MERCER INTERNATIONAL INC.

INTERIM CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

	March 31,	December 31,
	2021	2020
ASSETS
Current assets
Cash and cash equivalents	$395,083	$361,098
Accounts receivable, net	237,318	227,055
Inventories	288,111	271,696
Prepaid expenses and other	14,567	15,003
Total current assets	935,079	874,852
Property, plant and equipment, net	1,099,412	1,109,740
Investment in joint ventures	46,616	46,429
Amortizable intangible assets, net	50,525	51,571
Operating lease right-of-use assets	12,403	13,251
Other long-term assets	32,960	31,928
Deferred income tax	1,271	1,355
Total assets	$2,178,266	$2,129,126
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and other	$229,324	$210,994
Pension and other post-retirement benefit obligations	859	802
Total current liabilities	230,183	211,796
Debt	1,197,790	1,145,294
Pension and other post-retirement benefit obligations	31,033	31,810
Finance lease liabilities	51,618	41,329
Operating lease liabilities	9,043	9,933
Other long-term liabilities	14,566	10,909
Deferred income tax	76,395	77,028
Total liabilities	1,610,628	1,528,099
Shareholders’ equity
Common shares $1 par value; 200,000,000 authorized; 65,988,000 issued and outstanding (2020 – 65,868,000)	65,920	65,800
Additional paid-in capital	346,186	345,696
Retained earnings	218,750	217,106
Accumulated other comprehensive loss	(63,218)	(27,575)
Total shareholders’ equity	567,638	601,027
Total liabilities and shareholders’ equity	$2,178,266	$2,129,126

Commitments and contingencies (Note 13)
Subsequent event (Note 7)

See accompanying Notes to the Interim Consolidated Financial Statements.

FORM 10-Q

QUARTERLY REPORT - PAGE 4

MERCER INTERNATIONAL INC.

INTERIM CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(Unaudited)

(In thousands of U.S. dollars)

	Common shares
	Number (thousands of shares)	Amount, at Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Three Months Ended March 31:
Balance as of December 31, 2020	65,868	$65,800	$345,696	$217,106	$(27,575)	$601,027
Shares issued on grants of performance share units	120	120	(120)	—	—	—
Stock compensation expense	—	—	610	—	—	610
Net income	—	—	—	5,933	—	5,933
Dividends declared	—	—	—	(4,289)	—	(4,289)
Other comprehensive loss	—	—	—	—	(35,643)	(35,643)
Balance as of March 31, 2021	65,988	$65,920	$346,186	$218,750	$(63,218)	$567,638

Balance as of December 31, 2019	65,629	$65,598	$344,994	$256,371	$(116,560)	$550,403
Shares issued on grants of performance share units	195	195	(195)	—	—	—
Stock compensation reversal	—	—	(46)	—	—	(46)
Net loss	—	—	—	(3,392)	—	(3,392)
Dividends declared	—	—	—	(9,047)	—	(9,047)
Repurchase of common shares	(24)	(24)	—	(138)	—	(162)
Other comprehensive loss	—	—	—	—	(74,988)	(74,988)
Balance as of March 31, 2020	65,800	$65,769	$344,753	$243,794	$(191,548)	$462,768

See accompanying Notes to the Interim Consolidated Financial Statements.

FORM 10-Q

QUARTERLY REPORT - PAGE 5

MERCER INTERNATIONAL INC.

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands of U.S. dollars)

	Three Months Ended March 31,
	2021	2020
Cash flows from (used in) operating activities
Net income (loss)	$5,933	$(3,392)
Adjustments to reconcile net income (loss) to cash flows from operating activities
Depreciation and amortization	30,967	32,946
Deferred income tax provision (recovery)	1,204	(1,331)
Inventory impairment	—	5,734
Loss on early extinguishment of debt	30,368	—
Defined benefit pension plans and other post-retirement benefit plan expense	919	762
Stock compensation expense (reversal)	610	(46)
Foreign exchange transaction gains	(8,606)	(6,144)
Other	(616)	(497)
Defined benefit pension plans and other post-retirement benefit plan contributions	(923)	(915)
Changes in working capital
Accounts receivable	(12,423)	(20,926)
Inventories	(20,799)	(18,120)
Accounts payable and accrued expenses	4,436	(57,660)
Other	(782)	(253)
Net cash from (used in) operating activities	30,288	(69,842)
Cash flows from (used in) investing activities
Purchase of property, plant and equipment	(25,262)	(23,018)
Purchase of amortizable intangible assets	(641)	(438)
Other	(394)	51
Net cash from (used in) investing activities	(26,297)	(23,405)
Cash flows from (used in) financing activities
Redemption of senior notes	(824,557)	—
Proceeds from issuance of senior notes	875,000	—
Proceeds from (repayment of) revolving credit facilities, net	(15,070)	51,260
Dividend payments	—	(9,047)
Repurchase of common shares	—	(162)
Payment of debt issuance costs	(14,414)	—
Proceeds from government grants	8,532	—
Other	1,921	(9,801)
Net cash from (used in) financing activities	31,412	32,250
Effect of exchange rate changes on cash and cash equivalents	(1,418)	(3,562)
Net increase (decrease) in cash and cash equivalents	33,985	(64,559)
Cash and cash equivalents, beginning of period	361,098	351,085
Cash and cash equivalents, end of period	$395,083	$286,526

Supplemental cash flow disclosure:
Cash paid for interest	$39,026	$37,278
Cash paid for income taxes	$1,845	$12,974
Supplemental schedule of non-cash investing and financing activities:
Leased production equipment	$15,969	$8,994

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

The Interim Consolidated Financial Statements have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission (the "SEC"). The year-end Consolidated Balance Sheet data was derived from audited financial statements. The footnote disclosure included herein has been prepared in accordance with accounting principles generally accepted for interim financial statements in the United States ("GAAP"). The unaudited Interim Consolidated Financial Statements should be read together with the audited Consolidated Financial Statements and accompanying notes included in the Company's latest Annual Report on Form 10‑K for the fiscal year ended December 31, 2020. In the opinion of the Company, the unaudited Interim Consolidated Financial Statements contained herein have been prepared on a consistent basis with the audited Consolidated Financial Statements and accompanying notes included in the Company's latest Annual Report on Form 10‑K for the fiscal year ended December 31, 2020 and contain all adjustments necessary for a fair statement of the results of the interim periods included. The results for the periods included herein may not be indicative of the results for the entire year.

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

Impact of the COVID-19 Pandemic

The Company is subject to risks and uncertainties as a result of the COVID-19 pandemic. In 2021, in response to the significant widespread amount of reported infections including in Europe and North America, as well as the emergence and rapid spread of new variants of the COVID-19 virus, various countries have announced the re-imposition of restrictions on social, business, travel and other activities. In several countries such restrictions are at or near the level of lockdown restrictions imposed in 2020. Such economic disruption could have a material adverse effect on the Company’s business.

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

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Note 1. The Company and Summary of Significant Accounting Policies (continued)

As of the date of issuance of these Interim Consolidated Financial Statements, the Company has not had significant credit losses, downtime or closures at its mills or disruptions to raw material supplies or access to logistics networks due to the COVID-19 pandemic, but the extent to which the COVID-19 pandemic may materially impact the Company's future financial condition, liquidity, or results of operations remains uncertain.

Note 2. Inventories

Inventories as of March 31, 2021 and December 31, 2020, were comprised of the following:

	March 31,	December 31,
	2021	2020
Raw materials	$92,347	$74,526
Finished goods	89,472	88,256
Spare parts and other	106,292	108,914
	$288,111	$271,696

Note 3. Accounts Payable and Other

Accounts payable and other as of March 31, 2021 and December 31, 2020, was comprised of the following:

	March 31,	December 31,
	2021	2020
Trade payables	$52,609	$42,730
Accrued expenses	105,886	90,875
Interest payable	11,923	33,241
Income tax payable	21,408	23,256
Government grants (a)	15,846	7,161
Other	21,652	13,731
	$229,324	$210,994

(a)

The Canadian mills have received C$19.9 million ($15,846) (December 31, 2020 – C$9.1 million ($7,161)) of government grants to partially finance innovation and greenhouse gas emission reduction capital projects. The funds received related to these grants are recorded in “Cash and cash equivalents” in the Interim Consolidated Balance Sheets, however, they are considered to be restricted as they are repayable if the mills do not spend the funds on approved projects.

FORM 10-Q

QUARTERLY REPORT - PAGE 8

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Note 4. Debt

Debt as of March 31, 2021 and December 31, 2020, was comprised of the following:

		March 31,	December 31,
	Maturity	2021	2020
Senior notes (a)
5.500% senior notes	2026	$300,000	$300,000
5.125% senior notes	2029	875,000	—
6.500% senior notes	2024	—	250,000
7.375% senior notes	2025	—	550,000

Credit arrangements
€200 million joint revolving credit facility (b)	2023	—	—
C$60 million revolving credit facility (c)	2024	23,857	21,992
C$60 million revolving credit facility (d)	2023	16,700	32,988
€2.6 million demand loan (e)		—	—
		1,215,557	1,154,980
Less: unamortized premium and issuance costs, net		(17,767)	(9,686)
		$1,197,790	$1,145,294

The maturities of the principal portion of debt as of March 31, 2021 were as follows:

2021	$—
2022	—
2023	16,700
2024	23,857
2025	—
Thereafter	1,175,000
$1,215,557

Certain of the Company's debt instruments were issued under agreements which, among other things, may limit its ability and the ability of its subsidiaries to make certain payments, including dividends. These limitations are subject to specific exceptions. As of March 31, 2021, the Company was in compliance with the terms of its debt agreements.

(a)

In January 2021, the Company issued $875,000 in aggregate principal amount of 5.125% senior notes which mature on February 1, 2029 (the “2029 Senior Notes”). The net proceeds from the 2029 Senior Notes issuance was $860,586 after deducting the underwriter’s discount and offering expenses. The net proceeds were used to redeem the outstanding senior notes which were to mature in 2024 and 2025 and for general corporate purposes. In connection with the redemption, the Company recorded a loss on early extinguishment of debt of $30,368 in the Interim Consolidated Statements of Operations.

The 2029 Senior Notes and the senior notes which mature on January 15, 2026 (the “2026 Senior Notes” and collectively with the 2029 Senior Notes, the “Senior Notes”) are general unsecured senior obligations of the Company. The Company may redeem all or a part of the Senior Notes, upon not less than 10 days’ or more than 60 days’ notice at the redemption price plus accrued and unpaid interest to (but not including) the applicable redemption date.

FORM 10-Q

QUARTERLY REPORT - PAGE 9

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Note 4. Debt (continued)

The following table presents the redemption prices (expressed as percentages of principal amount) and the redemption periods of the outstanding Senior Notes:

2026 Senior Notes		2029 Senior Notes
12 Month Period Beginning	Percentage	12 Month Period Beginning	Percentage
January 15, 2021	102.750%	February 1, 2024	102.563%
January 15, 2022	101.375%	February 1, 2025	101.281%
January 15, 2023 and thereafter	100.000%	February 1, 2026 and thereafter	100.000%

(b)

A €200.0 million joint revolving credit facility with all of the Company's German mills that matures in December 2023. Borrowings under the facility are unsecured and bear interest at Euribor plus a variable margin ranging from 1.05% to 2.00% dependent on conditions including but not limited to a prescribed leverage ratio. As of March 31, 2021, approximately €9.9 million ($11,563) of this facility was supporting bank guarantees and approximately €190.1 million ($222,937) was available.

(c)

A C$60.0 million revolving credit facility for Peace River that matures in February 2024. The facility is available by way of: (i) Canadian dollar denominated advances, which bear interest at a designated prime rate per annum; (ii) banker's acceptance equivalent loans, which bear interest at the applicable Canadian dollar banker's acceptance plus 1.25% to 1.50% per annum; (iii) dollar denominated base rate advances at the greater of the federal funds rate plus 0.50%, a designated LIBOR rate plus 1.00% and the bank's applicable reference rate for U.S. dollar loans; and (iv) dollar LIBOR advances, which bear interest at LIBOR plus 1.25% to 1.50% per annum. Borrowings under the facility are collateralized by, among other things, the mill's inventories and accounts receivable. As of March 31, 2021, approximately C$30.0 million ($23,857) of this facility was drawn and accruing interest at a rate of 1.92%, approximately C$1.0 million ($769) was supporting letters of credit and approximately C$29.0 million ($23,088) was available.

(d)

A C$60.0 million revolving credit facility for Celgar that matures in July 2023. Borrowings under the facility are collateralized by the mill's inventories, accounts receivable, general intangibles and capital assets and are restricted by a borrowing base calculated on the mill's inventories and accounts receivable. The facility is available by way of: (i) Canadian and U.S. dollar denominated advances, which bear interest at a designated prime rate less 0.125% to plus 0.125% per annum; (ii) banker's acceptance equivalent loans, which bear interest at the applicable Canadian dollar banker's acceptance plus 1.25% to 1.625% per annum; and (iii) dollar LIBOR advances, which bear interest at LIBOR plus 1.25% to 1.625% per annum. As of March 31, 2021, approximately C$21.0 million ($16,700) of this facility was drawn and accruing interest at a rate of 1.79%, approximately C$0.5 million ($359) was supporting letters of credit and approximately C$38.5 million ($30,655) was available.

(e)

A €2.6 million demand loan for Rosenthal that does not have a maturity date. Borrowings under this facility are unsecured and bear interest at the rate of the three-month Euribor plus 2.50%. As of March 31, 2021, approximately €2.6 million ($2,992) of this facility was supporting bank guarantees and approximately $nil was available.

FORM 10-Q

QUARTERLY REPORT - PAGE 10

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Note 5. Pension and Other Post-Retirement Benefit Obligations

Defined Benefit Plans

Pension benefits are based on employees' earnings and years of service. The defined benefit plans are funded by contributions from the Company based on actuarial estimates and statutory requirements. The components of the net benefit costs for the Celgar and Peace River defined benefit plans, in aggregate for the three month periods ended March 31, 2021 and 2020 were as follows:

	Three Months Ended March 31,
	2021		2020
	Pension	Other Post- Retirement Benefits	Pension	Other Post- Retirement Benefits
Service cost	$1,025	$79	$849	$64
Interest cost	917	102	840	96
Expected return on plan assets	(1,174)	—	(1,093)	—
Amortization of unrecognized items	176	(206)	228	(222)
Net benefit costs	$944	$(25)	$824	$(62)

The components of the net benefit costs other than service cost are recorded in "Other income (expenses)" in the Interim Consolidated Statements of Operations. The amortization of unrecognized items relates to net actuarial losses and prior service costs.

Defined Contribution Plan

Effective December 31, 2008, the defined benefit plans at the Celgar mill were closed to new members. In addition, the related defined benefit service accrual ceased on December 31, 2008, and members began to receive pension benefits, at a fixed contractual rate, under a new defined contribution plan effective January 1, 2009. During the three month period ended March 31, 2021, the Company made contributions of $380 to this plan (2020 – $413).

Multiemployer Plan

The Company participates in a multiemployer plan for the hourly-paid employees at the Celgar mill. The contributions to the plan are determined based on a percentage of pensionable earnings pursuant to a collective bargaining agreement. The Company has no current or future contribution obligations in excess of the contractual contributions. During the three month periods ended March 31, 2021, the Company made contributions of $714 to this plan (2020 – $451).

FORM 10-Q

QUARTERLY REPORT - PAGE 11

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Note 6. Income Taxes

Differences between the U.S. Federal statutory and the Company's effective tax rates for the three month periods ended March 31, 2021 and 2020, were as follows:

	Three Months Ended March 31,
	2021	2020
U.S. Federal statutory rate	21%	21%
U.S. Federal statutory rate on income before income taxes	$(1,813)	$(410)
Tax differential on foreign income	(2,848)	(1,219)
Effect of foreign earnings (a)	(3,112)	(1,575)
Valuation allowance (b)	(11,117)	4
Tax benefit of partnership structure	893	935
Non-taxable foreign subsidies	748	686
True-up of prior year taxes	3,170	(1,222)
Annual effective tax rate adjustment	13,300	—
Other, net	(1,919)	(2,543)
Income tax provision	$(2,698)	$(5,344)
Comprised of:
Current income tax provision	$(1,494)	$(6,675)
Deferred income tax recovery (provision)	(1,204)	1,331
Income tax provision	$(2,698)	$(5,344)

(a)	Primarily due to the impact of the global intangible low-taxed income provision in the Tax Cuts and Jobs Act of 2017.

(b)	For the three month period ended March 31, 2021, the valuation allowance primarily relates to taxable losses and denied interest expense.

Note 7. Shareholders' Equity

Dividends

In February 2021, the Company's board of directors declared a quarterly dividend of $0.065 per common share. Payment of the dividend was made on April 7, 2021 to all shareholders of record on March 31, 2021.

In April 2021, the Company's board of directors declared a quarterly dividend of $0.065 per common share. Payment of the dividend will be made on July 7, 2021 to all shareholders of record on June 30, 2021. Future dividends are subject to approval by the board of directors and may be adjusted as business and industry conditions warrant.

Stock Based Compensation

The Company has a stock incentive plan which provides for options, restricted stock rights, restricted shares, performance shares, performance share units ("PSUs") and stock appreciation rights to be awarded to employees, consultants and non-employee directors. During the three month period ended March 31, 2021, there were no issued and outstanding options, restricted stock rights, performance shares or stock appreciation rights. As of March 31, 2021, after factoring in all allocated shares, there remain approximately 1.2 million common shares available for grant.

FORM 10-Q

QUARTERLY REPORT - PAGE 12

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Note 7. Shareholders' Equity (continued)

PSUs

PSUs comprise rights to receive common shares at a future date that are contingent on the Company and the grantee achieving certain performance objectives. The performance objective period is generally three years. For the three month period ended March 31, 2021, the Company recognized an expense of $473 related to PSUs (2020 – a reversal of $159).

The following table summarizes PSU activity during the period:

Number of PSUs
Outstanding as of January 1, 2021	2,364,848
Granted	1,007,912
Vested and issued	(120,271)
Forfeited	(498,017)
Outstanding as of March 31, 2021	2,754,472

Restricted Shares

Restricted shares generally vest at the end of one year. For the three month period ended March 31, 2021, the Company recognized an expense of $137 related to restricted shares (2020 – $113). As of March 31, 2021, the total remaining unrecognized compensation cost related to restricted shares amounted to approximately $92 which will be amortized over the remaining vesting periods.

Note 8. Net Income (Loss) Per Common Share

The reconciliation of basic and diluted net income (loss) per common share for the three month periods ended March 31, 2021 and 2020 was as follows:

	Three Months Ended March 31,
	2021	2020
Net income (loss)
Basic and diluted	$5,933	$(3,392)

Net income (loss) per common share
Basic and diluted	$0.09	$(0.05)

Weighted average number of common shares outstanding:
Basic (a)	65,857,409	65,694,460
Effect of dilutive instruments:
PSUs	285,369	—
Restricted shares	56,103	—
Diluted	66,198,881	65,694,460

(a)

For the three month period ended March 31, 2021, the weighted average number of common shares outstanding excludes 68,140 restricted shares which have been issued, but have not vested as of March 31, 2021 (2020 – 31,405 restricted shares).

FORM 10-Q

QUARTERLY REPORT - PAGE 13

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Note 8. Net Income (Loss) Per Common Share (continued)

The calculation of diluted net income (loss) per common share does not assume the exercise of any instruments that would have an anti-dilutive effect on net income (loss) per common share. Instruments excluded from the calculation of net income (loss) per common share because they were anti-dilutive for the three month periods ended March 31, 2021 and 2020 were as follows:

	Three Months Ended March 31,
	2021	2020
PSUs	—	2,409,176
Restricted shares	—	31,405

Note 9. Accumulated Other Comprehensive Loss

The change in the accumulated other comprehensive loss by component (net of tax) for the three month period ended March 31, 2021 was as follows:

	Foreign Currency Translation Adjustment	Defined Benefit Pension and Other Post- Retirement Benefit Items	Total
Balance as of January 1, 2021	$(19,578)	$(7,997)	$(27,575)
Other comprehensive income (loss) before reclassifications	(36,023)	410	(35,613)
Amounts reclassified	—	(30)	(30)
Other comprehensive income (loss), net of taxes	(36,023)	380	(35,643)
Balance as of March 31, 2021	$(55,601)	$(7,617)	$(63,218)

Note 10. Related Party Transactions

The Company enters into related party transactions with its joint ventures. For the three month period ended March 31, 2021, pulp purchases from the Company's 50% owned Cariboo mill, which are transacted at the Cariboo mill's cost, were $21,043 (2020 – $19,594) and as of March 31, 2021, the Company had a receivable balance from the Cariboo mill of $4,607 (December 31, 2020 – $3,518). For the three month period ended March 31, 2021, services from the Company's 50% owned logging and chipping operation, which are transacted at arm's length negotiated prices, were $4,624 (2020 – $6,543) and as of March 31, 2021, the Company had a payable balance to the operation of $3,631 (December 31, 2020 – $1,953).

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

FORM 10-Q

QUARTERLY REPORT - PAGE 14

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Note 11. Segment Information (continued)

Information about certain segment data for the three month periods ended March 31, 2021 and 2020, was as follows:

Three Months Ended March 31, 2021	Pulp	Wood Products	Corporate and Other	Consolidated
Revenues from external customers	$339,756	$70,987	$1,977	$412,720
Operating income (loss)	$25,296	$27,977	$(2,244)	$51,029
Depreciation and amortization	$27,046	$3,723	$198	$30,967
Total assets (a)	$1,727,580	$211,072	$239,614	$2,178,266
Revenues by major products
Pulp	$317,582	$—	$—	$317,582
Lumber	—	67,311	—	67,311
Energy and chemicals	22,174	2,114	1,977	26,265
Wood residuals	—	1,562	—	1,562
Total revenues	$339,756	$70,987	$1,977	$412,720
Revenues by geographical markets (b)
U.S.	$45,872	$45,092	$759	$91,723
Germany	92,537	12,117	—	104,654
China	95,535	377	—	95,912
Other countries	105,812	13,401	1,218	120,431
Total revenues	$339,756	$70,987	$1,977	$412,720

(a)	Total assets for the pulp segment includes the Company's $46,616 investment in joint ventures, primarily for the Cariboo mill.
(b)	Sales are attributed to countries based on the ship-to location provided by the customer.

Three Months Ended March 31, 2020	Pulp	Wood Products	Corporate and Other	Consolidated
Revenues from external customers	$303,605	$45,778	$1,216	$350,599
Operating income (loss)	$21,439	$5,555	$(2,932)	$24,062
Depreciation and amortization	$30,371	$2,377	$198	$32,946
Revenues by major products
Pulp	$278,948	$—	$—	$278,948
Lumber	—	40,986	—	40,986
Energy and chemicals	24,657	2,631	1,216	28,504
Wood residuals	—	2,161	—	2,161
Total revenues	$303,605	$45,778	$1,216	$350,599
Revenues by geographical markets (a)
U.S.	$33,867	$17,622	$—	$51,489
Germany	89,672	14,903	—	104,575
China	85,548	—	—	85,548
Other countries	94,518	13,253	1,216	108,987
Total revenues	$303,605	$45,778	$1,216	$350,599

(a)	Sales are attributed to countries based on the ship-to location provided by the customer.

As of December 31, 2020, the Company had total assets of $1,740,233 in the pulp segment, $112,267 in the wood products segment and $276,626 in corporate and other. Total assets for the pulp segment includes the Company's $46,429 investment in joint ventures, primarily for the Cariboo mill.

FORM 10-Q

QUARTERLY REPORT - PAGE 15

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Note 11. Segment Information (continued)

Revenues between segments are accounted for at prices that approximate fair value. These include revenues from the sale of residual fiber from the wood products segment to the pulp segment for use in the pulp production process and from the sale of residual fuel from the pulp segment to the wood products segment for use in energy production. For the three month period ended March 31, 2021, the pulp segment sold $99 of residual fuel to the wood products segment (2020 – $182) and the wood products segment sold $2,932 of residual fiber to the pulp segment (2020 – $3,836).

Note 12. Financial Instruments and Fair Value Measurement

Due to their short-term maturity, the carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable and other approximates their fair value.

The estimated fair values of the Company's outstanding debt under the fair value hierarchy as of March 31, 2021 and December 31, 2020 were as follows:

	Fair value measurements as of March 31, 2021 using:
Description	Level 1	Level 2	Level 3	Total
Revolving credit facilities	$—	$40,557	$—	$40,557
Senior notes	—	1,214,000	—	1,214,000
	$—	$1,254,557	$—	$1,254,557

	Fair value measurements as of December 31, 2020 using:
Description	Level 1	Level 2	Level 3	Total
Revolving credit facilities	$—	$54,980	$—	$54,980
Senior notes	—	1,131,229	—	1,131,229
	$—	$1,186,209	$—	$1,186,209

The carrying value of the revolving credit facilities classified as Level 2 approximates the fair value as the variable interest rates reflect current interest rates for financial instruments with similar characteristics and maturities.

The fair value of the senior notes classified as Level 2 was determined using quoted prices in a dealer market, or using recent market transactions. The Company's senior notes are not carried at fair value in the Interim Consolidated Balance Sheets as of March 31, 2021 or December 31, 2020. However, fair value disclosure is required. The carrying value of the Company's senior notes, net of note issuance costs and premium is $1,157,233 as of March 31, 2021 (December 31, 2020 – $1,090,314).

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

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Note 12. Financial Instruments and Fair Value Measurement (continued)

The Company’s exposure to credit losses may increase if its customers are adversely affected by the COVID-19 pandemic. Although the Company has historically not experienced significant credit losses, it is possible that there could be a material adverse impact from potential adjustments of the carrying amount of trade receivables if the cash flows of the Company’s customers are adversely impacted by the COVID-19 pandemic. As of March 31, 2021, the Company has not had significant credit losses due to the COVID-19 pandemic.

The carrying amount of cash and cash equivalents of $395,083 and accounts receivable of $237,318 recorded in the Interim Consolidated Balance Sheet, net of any allowances for losses, represents the Company’s maximum exposure to credit risk.

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

In this document: (i) unless the context otherwise requires, references to “we”, “our”, “us”, the “Company” or “Mercer” mean Mercer International Inc. and its subsidiaries; (ii) references to “Mercer Inc.” mean the Company excluding its subsidiaries; (iii) information is provided as of March 31, 2021, unless otherwise stated; (iv) our reporting currency is dollars and references to “€” mean euros and “C$” mean Canadian dollars; (v) “ADMTs” refers to air-dried metric tonnes; (vi) “NBSK” refers to northern bleached softwood kraft; (vii) “NBHK” refers to northern bleached hardwood kraft; (viii) “MW” refers to megawatts and “MWh” refers to megawatt hours; (ix) “Mfbm” refers to thousand board feet of lumber and “MMfbm” mean million board feet of lumber; and (x) our lumber metrics are converted from cubic meters to Mfbm using a conversion ratio of 1.6 cubic meters to one Mfbm, which is the ratio commonly used in the industry.

Due to rounding, numbers presented throughout this report may not add up precisely to totals we provide and percentages may not precisely reflect the absolute figure.

The following discussion and analysis of our results of operations and financial condition for the three months ended March 31, 2021 should be read in conjunction with our Interim Consolidated Financial Statements and related notes included in this quarterly report, as well as our most recent annual report on Form 10-K for the fiscal year ended December 31, 2020 filed with the Securities and Exchange Commission, referred to as the “SEC”.

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

Current Market Environment

The COVID-19 pandemic continues to cause significant widespread global infections and fatalities. It has materially adversely affected global economic activity, caused significant market volatility and resulted in numerous governments implementing restrictive measures, such as travel bans, quarantines, business closures, shelter-in-place and other restrictions.

Recently, while there has been a significant ramp up in the administration of vaccines, there has also been a widespread increase or “third wave” in reported infections. In response to such increase, various countries have re-imposed certain restrictions on social, business and other activities. While we are encouraged by the ramp up in the roll out of vaccines, we are unable to predict how quickly and widespread vaccinations will be administered globally and how effectively and quickly they will alleviate the impact of the pandemic on people and the global economy. Currently, vaccination rates vary materially from country to country. Further, we are currently unable to predict the impact of the recent resurgence in infections, the extent of measures governments may take in response thereto or its overall impact on global economic activity.

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

FORM 10-Q

QUARTERLY REPORT - PAGE 19

To date we have not had any downtime at our mills or material disruptions to raw material supplies or access to logistics networks due to the COVID-19 pandemic.

During the first quarter of 2021, our average NBSK pulp sales realizations were approximately 14% higher than the prior quarter as a result of strong supply-demand fundamentals.

At the end of the current quarter, NBSK list prices in Europe and North America were approximately $1,120 per ADMT and $1,420 per ADMT, respectively and NBSK net prices in China were approximately $973 per ADMT. NBHK list prices in North America were approximately $1,120 per ADMT and NBHK net prices in China were approximately $770 per ADMT. Prices for China are net of discounts, allowances and rebates.

Although there is continued economic uncertainty resulting from the resurgence in the COVID-19 pandemic we are currently expecting further modest pulp price improvements in the second quarter of 2021 due to stable pulp demand, particularly in China, and reduced supply. The reduced supply is primarily due to mills curtailing production to implement annual maintenance that had been deferred due to the COVID-19 pandemic.

In the first quarter of 2021, lumber sales realizations increased by approximately 33% from the prior quarter primarily due to strong demand from the U.S. market. We currently expect continuing strong lumber demand and prices in the U.S. market along with modestly improving sales realizations in the European market in the second quarter of 2021.

FORM 10-Q

QUARTERLY REPORT - PAGE 20

Summary Financial Highlights

	Three Months Ended March 31,
	2021		2020
	(in thousands, other than per share amounts)
Statement of Operations Data
Pulp segment revenues	$339,756		$303,605
Wood products segment revenues	70,987		45,778
Corporate and other revenues	1,977		1,216
Total revenues	$412,720		$350,599

Pulp segment operating income	$25,296		$21,439
Wood products segment operating income	27,977		5,555
Corporate and other operating loss	(2,244)		(2,932)
Total operating income	$51,029		$24,062

Pulp segment depreciation and amortization	$27,046		$30,371
Wood products segment depreciation and amortization	3,723		2,377
Corporate and other depreciation and amortization	198		198
Total depreciation and amortization	$30,967		$32,946

Operating EBITDA(1)	$81,996		$57,008
Loss on early extinguishment of debt	$(30,368)	(2)	$—
Income tax provision	$(2,698)		$(5,344)
Net income (loss)	$5,933		$(3,392)
Net income (loss) per common share
Basic and diluted	$0.09		$(0.05)
Common shares outstanding at period end	65,988		65,800

(1)	The following table provides a reconciliation of net income (loss) to operating income and Operating EBITDA for the periods indicated:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Net income (loss)	$5,933	$(3,392)
Income tax provision	2,698	5,344
Interest expense	19,019	20,084
Loss on early extinguishment of debt	30,368	—
Other expenses (income)	(6,989)	2,026
Operating income	51,029	24,062
Add: Depreciation and amortization	30,967	32,946
Operating EBITDA	$81,996	$57,008

(2)	Redemption of 6.5% senior notes due 2024 and 7.375% senior notes due 2025.

FORM 10-Q

QUARTERLY REPORT - PAGE 21

Selected Production, Sales and Other Data

	Three Months Ended March 31,
	2021	2020
Pulp Segment
Pulp production ('000 ADMTs)
NBSK	396.9	455.2
NBHK	81.6	78.9
Annual maintenance downtime ('000 ADMTs)	37.8	2.3
Annual maintenance downtime (days)	27	2
Pulp sales ('000 ADMTs)
NBSK	418.6	438.3
NBHK	69.0	66.0
Average NBSK pulp prices ($/ADMT)(1)
Europe	1,037	833
China	883	573
North America	1,302	1,127
Average NBHK pulp prices ($/ADMT)(1)
China	692	460
North America	1,020	890
Average pulp sales realizations ($/ADMT)(2)
NBSK	668	561
NBHK	520	468
Energy production ('000 MWh)(3)	519.1	578.4
Energy sales ('000 MWh)(3)	201.1	231.7
Average energy sales realizations ($/MWh)(3)	97	95

Wood Products Segment
Lumber production (MMfbm)	117.8	116.4
Lumber sales (MMfbm)	108.2	117.7
Average lumber sales realizations ($/Mfbm)	622	348
Energy production and sales ('000 MWh)	16.4	22.8
Average energy sales realizations ($/MWh)	129	116

Average Spot Currency Exchange Rates
$ / €(4)	1.2045	1.1022
$ / C$(4)	0.7902	0.7438

(1)	Source: RISI pricing report. Europe and North America are list prices. China are net prices which include discounts, allowances and rebates.
(2)	Sales realizations after customer discounts, rebates and other selling concessions. Incorporates the effect of pulp price variations occurring between the order and shipment dates.
(3)	Does not include our 50% joint venture interest in the Cariboo mill, which is accounted for using the equity method.
(4)	Average Federal Reserve Bank of New York Noon Buying Rates over the reporting period.

Consolidated – Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

Total revenues for the three months ended March 31, 2021 increased by approximately 18% to $412.7 million from $350.6 million in the same quarter of 2020 primarily due to higher pulp and lumber sales realizations partially offset by lower sales volumes.

Costs and expenses in the current quarter increased by approximately 11% to $361.7 million from $326.5 million in the first quarter of 2020 primarily due to the negative impact of a weaker dollar on our Canadian dollar and euro denominated costs and expenses and higher maintenance costs partially offset by lower per unit fiber costs.

In the first quarter of 2021, cost of sales depreciation and amortization decreased to $30.9 million from $32.9 million in the same quarter of 2020.

FORM 10-Q

QUARTERLY REPORT - PAGE 22

Selling, general and administrative expenses increased by approximately 16% to $20.5 million in the first quarter of 2021 from $17.6 million in the same quarter of 2020 primarily due to the negative impact of a weaker dollar on our Canadian dollar and euro denominated costs and higher stock compensation expense.

In the first quarter of 2021, our operating income increased to $51.0 million from $24.1 million in the same quarter of 2020 primarily due to higher pulp and lumber sales realizations and lower per unit fiber costs partially offset by the negative impact of a weaker dollar on our Canadian dollar and euro denominated costs and higher maintenance costs.

In January 2021, we refinanced (the “Refinancing”) a significant portion of our debt by issuing $875.0 million of 5.125% 2029 Senior Notes and using the proceeds to redeem and/or repurchase all of our 6.5% 2024 and 7.375% 2025 Senior Notes at a cost including premium of $824.6 million (the “Redemption”). We recorded a loss on such Redemption of $30.4 million (being $0.46 per share). The Refinancing reduced our annual interest expense going forward by approximately $12 million.

Interest expense in the current quarter decreased to $19.0 million from $20.1 million in the same quarter of 2020 primarily as a result of a lower interest rate for our 2029 Senior Notes.

In the first quarter of 2021, other income increased to $7.0 million from a loss of $2.0 million in the same quarter of 2020 primarily due to the positive impact of a strengthening dollar at the end of the current quarter compared to the euro on the dollar denominated cash held at our German operations.

During the first quarter of 2021, we had an income tax provision of $2.7 million or an effective tax rate of 31%. In the comparative quarter of 2020, the provision for income taxes was $5.3 million.

For the first quarter of 2021, our net income was $5.9 million, or $0.09 per share after giving effect to the loss on the Redemption of $30.4 million compared to a net loss of $3.4 million, or $0.05 per share, in the same quarter of 2020.

In the first quarter of 2021, Operating EBITDA increased by approximately 44% to $82.0 million from $57.0 million in the same quarter of 2020 primarily due to higher pulp and lumber sales realizations and lower per unit fiber costs partially offset by the negative impact of a weaker dollar on our Canadian dollar and euro denominated costs and higher maintenance costs.

Operating Results by Business Segment

None of the income or loss items following operating income in our Interim Consolidated Statements of Operations are allocated to our segments, since those items are reviewed separately by management.

Pulp Segment – Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

Selected Financial Information

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Pulp revenues	$317,582	$278,948
Energy and chemical revenues	$22,174	$24,657
Depreciation and amortization	$27,046	$30,371
Operating income	$25,296	$21,439

Pulp revenues in the first quarter of 2021 increased by approximately 14% to $317.6 million from $278.9 million in the same quarter of 2020 due to higher sales realizations partially offset by lower sales volumes.

Energy and chemical revenues decreased by approximately 10% to $22.2 million in the first quarter of 2021 from $24.7 million in the same quarter of 2020 primarily due to lower energy production as a result of annual maintenance downtime.

FORM 10-Q

QUARTERLY REPORT - PAGE 23

NBSK pulp production decreased by approximately 13% to 396,865 ADMTs in the current quarter from 455,192 ADMTs in the same quarter of 2020 primarily due to higher annual maintenance downtime. In the current quarter of 2021, our planned annual maintenance downtime at our Celgar mill of 20 days was extended to 27 days (approximately 37,800 ADMTs) for additional boiler work. In the comparative quarter of 2020, we only had two days of scheduled maintenance downtime (approximately 2,300 ADMTs).

We estimate that annual maintenance downtime in the current quarter adversely impacted our operating income by approximately $30.3 million, comprised of approximately $21.8 million in direct out-of-pocket expenses and the balance in reduced production.

In the second quarter of 2021, our pulp mills currently have 95 days of planned annual maintenance downtime (approximately 140,400 ADMTs) of which approximately 63 days will be at our Peace River mill and primarily relates to boiler work which was deferred from last year and resulted from an incident in 2017. We expect insurance to cover the estimated remaining costs of about $27 million for the boiler work and to receive business interruption insurance for the extra downtime relating to such work. Additionally, in the second quarter of 2021, we had 14 days of downtime at our Celgar mill related to its slower than planned restart.

NBSK pulp sales volumes decreased by approximately 4% to 418,645 ADMTs in the current quarter from 438,326 ADMTs in the same quarter of 2020 primarily due to lower production.

In the current quarter of 2021, prices for NBSK pulp increased from the same quarter of 2020 primarily as a result of strong demand and low customer inventory levels. Average list prices for NBSK pulp in Europe and North America were approximately $1,037 per ADMT and $1,302 per ADMT, respectively in the first quarter of 2021 compared to approximately $833 per ADMT and $1,127 per ADMT, respectively, in the same quarter of 2020. Average NBSK net prices in China were approximately $883 per ADMT in the current quarter compared to approximately $573 per ADMT in the same quarter of 2020.

Average NBSK pulp sales realizations increased by approximately 19% to $668 per ADMT in the first quarter of 2021 from approximately $561 per ADMT in the same quarter of 2020.

In the current quarter of 2021 compared to the same quarter of 2020, primarily as a result of the effect of the weaker dollar on our Canadian dollar and euro denominated costs and expenses, we had a negative impact of approximately $30.4 million in operating income due to foreign exchange.

Costs and expenses in the current quarter increased by approximately 11% to $314.6 million from $282.3 million in the first quarter of 2020 primarily due to the negative impact of a weaker dollar and higher maintenance costs partially offset by lower per unit fiber costs.

In the current quarter per unit fiber costs decreased by approximately 10% from the same quarter of 2020 due to lower per unit fiber costs for all of our mills. In the current quarter, per unit fiber costs for our German mills declined due to the continued availability of beetle damaged wood. For our Canadian mills, per unit fiber costs declined due to improved chip supply as a result of increased sawmill activity. We currently expect modestly increasing per unit fiber costs in the second quarter of 2021 due to strong fiber demand.

Transportation costs increased by approximately 2% to $36.2 million in the current quarter from $35.6 million in the same quarter of 2020 primarily as a result of the negative impact of a weaker dollar on our Canadian dollar and euro denominated transportation costs partially offset by lower sales volumes.

In the first quarter of 2021, depreciation and amortization decreased to $27.0 million from $30.4 million in the same quarter of 2020.

In the first quarter of 2021, pulp segment operating income increased by approximately 18% to $25.3 million from $21.4 million in the same quarter of 2020 as higher pulp sales realizations and lower per unit fiber costs were only partially offset by the negative impact of a weaker dollar and higher maintenance costs.

FORM 10-Q

QUARTERLY REPORT - PAGE 24

Wood Products Segment – Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

Selected Financial Information

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Lumber revenues	$67,311	$40,986
Energy revenues	$2,114	$2,631
Wood residual revenues	$1,562	$2,161
Depreciation and amortization	$3,723	$2,377
Operating income	$27,977	$5,555

In the first quarter of 2021, lumber revenues increased by approximately 64% to a record $67.3 million from $41.0 million in the same quarter of 2020 due to higher sales realizations partially offset by lower sales volumes. In the current quarter, U.S. markets were strong with approximately 67% of our lumber revenues and 44% of lumber sales volumes to such market. The majority of the balance of our lumber sales were to Europe.

Energy and wood residual revenues in the first quarter of 2021 decreased by approximately 23% to $3.7 million from $4.8 million in the same quarter of 2020 primarily due to lower energy production and a lower realized sales price for wood residuals.

Lumber production modestly increased to a record 117.8 MMfbm in the current quarter of 2021 from 116.4 MMfbm in the same quarter of 2020.

Average lumber sales realizations increased by approximately 79% to $622 per Mfbm in the first quarter of 2021 from approximately $348 per Mfbm in the same quarter of 2020 primarily due to higher pricing in the U.S. and European markets. U.S. lumber pricing increased due to strong demand from the housing and renovation markets. European lumber pricing increased due to steady demand with limited supply.

Fiber costs were approximately 75% of our lumber cash production costs in the current quarter. In the first quarter of 2021 per unit fiber costs increased by approximately 6% from the same quarter of 2020 primarily due to the negative impact of a weaker dollar on our euro denominated fiber costs. We currently expect modestly increasing per unit fiber costs in the second quarter of 2021.

In the first quarter of 2021, depreciation and amortization increased to $3.7 million from $2.4 million in the same quarter of 2020 primarily due to the completion of capital projects.

Transportation costs in the first quarter of 2021 increased by approximately 16% to $7.9 million from $6.8 million in the same quarter of 2020 primarily due to higher sales volumes to the U.S.

In the first quarter of 2021, our wood products segment had record operating income of $28.0 million compared to $5.6 million in the same quarter of 2020 primarily due to a higher lumber realized sales price.

FORM 10-Q

QUARTERLY REPORT - PAGE 25

Liquidity and Capital Resources

Summary of Cash Flows

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Net cash from (used in) operating activities	$30,288	$(69,842)
Net cash used in investing activities	(26,297)	(23,405)
Net cash from financing activities	31,412	32,250
Effect of exchange rate changes on cash and cash equivalents	(1,418)	(3,562)
Net increase (decrease) in cash and cash equivalents	$33,985	$(64,559)

We operate in a cyclical industry and our operating cash flows vary accordingly. Our principal operating cash expenditures are for fiber, labor and chemicals. Working capital levels fluctuate throughout the year and are affected by maintenance downtime, changing sales patterns, seasonality and the timing of receivables and sales and the payment of payables and expenses.

Cash Flows from Operating Activities. Cash provided by operating activities was $30.3 million in the three months ended March 31, 2021 compared to cash used in operating activities of $69.8 million in the comparative period of 2020. An increase in accounts receivable used cash of $12.4 million in the first quarter of 2021 compared to $20.9 million in the same quarter of 2020. An increase in inventories used cash of $20.8 million in the three months ended March 31, 2021 compared to $18.1 million in the same period of 2020. An increase in accounts payable and accrued expenses provided cash of $4.4 million in the three months ended March 31, 2021 compared to a decrease in accounts payable and accrued expenses using cash of $57.7 million in the same period of 2020.

Cash Flows from Investing Activities. Investing activities in the three months ended March 31, 2021 used cash of $26.3 million primarily related to capital expenditures of $25.3 million. In the first quarter of 2021, capital expenditures included capacity expansion projects at the Stendal mill, the substantial completion of the Phase II expansion and optimization project at our Friesau sawmill and other smaller maintenance and optimization projects. In the three months ended March 31, 2020, investing activities used cash of $23.4 million primarily related to capital expenditures of $23.0 million. In the three months ended March 31, 2020, capital expenditures included the planer line replacement project and other upgrades at our Friesau sawmill, additional land for fiber storage at the Stendal mill and optimization projects at the Celgar mill.

Cash Flows from Financing Activities. In the three months ended March 31, 2021, financing activities provided cash of $31.4 million primarily from the net proceeds of the Refinancing after giving effect to the Redemption. In the first quarter of 2021, we paid note issuance costs of $14.4 million related to the issuance of the 2029 Senior Notes and repaid $15.1 million of borrowings under our revolving credit facilities. In the three months ended March 31, 2021, we received $8.5 million in government grants to partially finance innovation and greenhouse gas emission reduction capital projects at our Canadian mills. In the three months ended March 31, 2020, financing activities provided cash of $32.3 million primarily from $51.3 million of borrowings under our revolving credit facilities. In the three months ended March 31, 2020, we paid dividends of $9.0 million.

Balance Sheet Data

The following table is a summary of selected financial information as of the dates indicated:

	March 31,	December 31,
	2021	2020
	(in thousands)
Cash and cash equivalents	$395,083	$361,098
Working capital	$704,896	$663,056
Total assets	$2,178,266	$2,129,126
Long-term liabilities	$1,380,445	$1,316,303
Total shareholders' equity	$567,638	$601,027

FORM 10-Q

QUARTERLY REPORT - PAGE 26

Sources and Uses of Funds

Our principal sources of funds are cash flows from operations and cash and cash equivalents on hand. Our principal uses of funds consist of operating expenditures, capital expenditures and interest payments on our senior notes.

The following table sets out our total capital expenditures and interest expense for the periods indicated:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Capital expenditures	$25,262	$23,018
Cash paid for interest expense(1)	$39,026	$37,278
Interest expense(2)	$19,019	$20,084

(1)

Amounts differ from interest expense, which includes non-cash items. See supplemental disclosure of cash flow information from our Interim Consolidated Statements of Cash Flows included in this report.

(2)

Interest on our 2024 Senior Notes was paid semi-annually in February and August of each year and interest on our 2025 Senior Notes was paid semi-annually in January and July of each year. In January 2021, we redeemed our 2024 Senior Notes and 2025 Senior Notes. Interest on our senior notes due 2026 is paid semi-annually in January and July of each year. Interest on our 2029 Senior Notes is paid semi-annually in February and August of each year, commencing August 2021.

As of March 31, 2021, we had cash and cash equivalents of $395.1 million and approximately $276.7 million available under our revolving credit facilities and as a result aggregate liquidity of about $671.8 million.

Included in our cash and cash equivalents is approximately $15.8 million in government grants received and committed to partially finance greenhouse gas emission reduction capital projects and innovation at our Canadian mills. These projects include upgrades to the woodrooms at such mills which are also expected to reduce fiber costs.

As a result of such new woodroom projects, our expected 2021 capital expenditures, excluding amounts financed by government grants and expected insurance proceeds, will increase to about $185 million from about $150 million.

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

QUARTERLY REPORT - PAGE 27

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

Debt Covenants

Certain of our long-term obligations contain various financial tests and covenants customary to these types of arrangements. See our annual report on Form 10-K for the fiscal year ended December 31, 2020.

As of March 31, 2021, we were in full compliance with all of the covenants of our indebtedness.

Off-Balance Sheet Arrangements

At March 31, 2021, we did not have any off-balance sheet arrangements (as defined in Item 303(a)(4)(ii) of Regulation S-K).

Contractual Obligations and Commitments

There were no material changes outside the ordinary course to any of our material contractual obligations during the three months ended March 31, 2021.

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

As a result of the strengthening of the dollar versus the euro as of March 31, 2021, we recorded a net non-cash decrease of $36.0 million in the carrying value of our net assets, consisting primarily of our fixed assets denominated in euros. This non-cash decrease does not affect our net income (loss), Operating EBITDA or cash but is reflected in our other comprehensive loss and as a decrease to our total equity. As a result, our accumulated other comprehensive loss increased to $63.2 million.

Based upon the exchange rate as of March 31, 2021, the dollar has strengthened by approximately 4% against the euro and has weakened by approximately 1% against the Canadian dollar since December 31, 2020. See "Quantitative and Qualitative Disclosures about Market Risk".

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

Our significant accounting policies are disclosed in Note 1 to our audited annual financial statements included in our annual report on Form 10-K for the fiscal year ended December 31, 2020. While all of the significant accounting policies are important to the consolidated financial statements, some of these policies may be viewed as having a high degree of judgment. On an ongoing basis using currently available information, management reviews its estimates, including those related to accounting for, among other things, pension and other post-retirement benefit

FORM 10-Q

QUARTERLY REPORT - PAGE 28

obligations, deferred income taxes (valuation allowance and permanent reinvestment), depreciation and amortization, future cash flows associated with impairment testing for long-lived assets, the allocation of the purchase price in a business combination to the assets acquired and liabilities assumed, legal liabilities and contingencies. Actual results could differ materially from these estimates, and changes in these estimates are recorded when known.

We have identified certain accounting policies that are the most important to the portrayal of our current financial condition and results of operations.

For information about both our significant and critical accounting policies, see our annual report on Form 10-K for the fiscal year ended December 31, 2020.

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

Risks Related to our Business

•	the COVID-19 pandemic could materially adversely affect our business, financial position and results of operations;
•	our business is highly cyclical in nature;
•	cyclical fluctuations in the price and supply of our raw materials, particularly fiber, could adversely affect our business;
•	we face intense competition in our markets;
•	our business is subject to risks associated with climate change and social and government responses thereto;
•	our operations require substantial capital and we may be unable to maintain adequate capital resources to provide for such capital requirements;
•	we have limited control over the operations of the Cariboo mill;
•	fluctuations in prices and demand for lumber could adversely affect our business;
•	adverse housing market conditions may increase the credit risk from customers of our wood products segment;
•	our wood products segment lumber products are vulnerable to declines in demand due to competing technologies or materials;

FORM 10-Q

QUARTERLY REPORT - PAGE 29

•	we may experience material disruptions to our production;
•	future acquisitions may result in additional risks and uncertainties in our business;
•	we are subject to risks related to our employees;
•	we are dependent on key personnel;
•	if our long-lived assets become impaired, we may be required to record non-cash impairment charges that could have a material impact on our results of operations;
•	our insurance coverage may not be adequate;
•	we rely on third parties for transportation services;
•	we periodically use derivatives to manage certain risks which could cause significant fluctuations in our operating results;
•	failures or security breaches of our information technology systems could disrupt our operations and negatively impact our business;

Risks Related to our Debt

•	our level of indebtedness could negatively impact our financial condition, results of operations and liquidity;
•

changes in credit ratings issued by nationally recognized statistical rating organizations could adversely affect our cost of financing and have an adverse effect on the market price of our securities;

•	we are exposed to interest rate fluctuations;

Risks Related to Macro-economic Conditions

•

a weakening of the global economy, including capital and credit markets, could adversely affect our business and financial results and have a material adverse effect on our liquidity and capital resources;

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

Legal and Regulatory Risks

•

we are subject to extensive environmental regulation and we could incur substantial costs as a result of compliance with, violations of or liabilities under applicable environmental laws and regulations;

•	we participate in German statutory energy programs;

FORM 10-Q

QUARTERLY REPORT - PAGE 30

•	our international sales and operations are subject to applicable laws relating to trade, export controls and foreign corrupt practices, the violation of which could adversely affect our operations;

Risks Related to Ownership of our Shares

•	the price of our common stock may be volatile; and
•	a small number of our shareholders could significantly influence our business.

Given these uncertainties, you should not place undue reliance on our forward-looking statements. The foregoing review of important factors is not exhaustive or necessarily in order of importance and should be read in conjunction with the risks and assumptions including those set forth under "Part II. Other Information – Item 1A. Risk Factors" and in reports and other documents we have filed with or furnished to the SEC, including in our annual report on Form 10-K for the fiscal year ended December 31, 2020. We advise you that these cautionary remarks expressly qualify in their entirety all forward-looking statements attributable to us or persons acting on our behalf. Unless required by law, we do not assume any obligation to update forward-looking statements based on unanticipated events or changed expectations. However, you should carefully review the reports and other documents we file from time to time with the SEC.

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

Demand for each of pulp and lumber has historically been determined primarily by general global macro-economic conditions and has been closely tied to overall business activity. Pulp prices have been and are likely to continue to be volatile and can fluctuate widely over time. Between 2011 and 2020, European list prices for NBSK pulp have fluctuated between a low of approximately $760 per ADMT in 2012 to a high of $1,230 per ADMT in 2018. In the same period, the average North American NBHK price has fluctuated between a low of $700 per ADMT in 2012 to a high of $1,235 per ADMT in 2018.

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

FORM 10-Q

QUARTERLY REPORT - PAGE 31

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

For additional information, please refer to Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk included in our annual report on Form 10-K for the fiscal year ended December 31, 2020.

ITEM 4.CONTROLS AND PROCEDURES

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

FORM 10-Q

QUARTERLY REPORT - PAGE 32

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

We are subject to routine litigation incidental to our business, including that which is described in our latest annual report on Form 10-K for the fiscal year ended December 31, 2020. We do not believe that the outcome of such litigation will have a material adverse effect on our business or financial condition.

ITEM 1A.	RISK FACTORS

There have been no material changes to the factors disclosed in Item 1A. Risk Factors in our annual report on Form 10-K for the fiscal year ended December 31, 2020.

ITEM 2.	UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

None.

FORM 10-Q

QUARTERLY REPORT - PAGE 34

ITEM 6.	EXHIBITS

Exhibit No.	Description

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1*	Section 906 Certification of Chief Executive Officer

32.2*	Section 906 Certification of Chief Financial Officer

101

The following financial information from the Quarterly Report on Form 10-Q for the fiscal period ended March 31, 2021 of Mercer International Inc., formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Interim Consolidated Statements of Operations; (ii) Interim Consolidated Statements of Comprehensive Loss; (iii) Interim Consolidated Balance Sheets; (iv) Interim Consolidated Statements of Changes in Shareholders' Equity; (v) Interim Consolidated Statements of Cash Flows; and (vi) Notes to the Interim Consolidated Financial Statements.

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 has been formatted in Inline XBRL.

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

Date: April 29, 2021

FORM 10-Q

QUARTERLY REPORT - PAGE 36