Form 10-Q
period 2021-06-30
MERCER INTERNATIONAL INC.
filed 2021-07-29
CIK 1333274

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

The Registrant had 66,037,552 shares of common stock outstanding as of July 28, 2021.

PART I. FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

MERCER INTERNATIONAL INC.

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2021

(Unaudited)

FORM 10-Q

QUARTERLY REPORT - PAGE 2

MERCER INTERNATIONAL INC.

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands of U.S. dollars, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues	$401,832	$341,195	$814,552	$691,794
Costs and expenses
Cost of sales, excluding depreciation and amortization	297,826	284,333	608,023	560,389
Cost of sales depreciation and amortization	31,935	30,179	62,881	63,090
Selling, general and administrative expenses	20,235	16,368	40,783	33,938
Operating income	51,836	10,315	102,865	34,377
Other income (expenses)
Interest expense	(17,130)	(20,108)	(36,149)	(40,192)
Loss on early extinguishment of debt	—	—	(30,368)	—
Other income (expenses)	(2,606)	2,264	4,383	238
Total other expenses, net	(19,736)	(17,844)	(62,134)	(39,954)
Income (loss) before income taxes	32,100	(7,529)	40,731	(5,577)
Income tax provision	(10,685)	(882)	(13,383)	(6,226)
Net income (loss)	$21,415	$(8,411)	$27,348	$(11,803)
Net income (loss) per common share
Basic and diluted	$0.32	$(0.13)	$0.41	$(0.18)
Dividends declared per common share	$0.0650	$0.0650	$0.1300	$0.2025

INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands of U.S. dollars)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income (loss)	$21,415	$(8,411)	$27,348	$(11,803)
Other comprehensive income (loss), net of taxes
Foreign currency translation adjustment	18,457	44,202	(17,566)	(30,792)
Change in unrecognized losses and prior service costs related to defined benefit pension plans, net of tax expense of $nil and $681, respectively (2020 — $nil)	(58)	17	322	23
Other comprehensive income (loss), net of taxes	18,399	44,219	(17,244)	(30,769)
Total comprehensive income (loss)	$39,814	$35,808	$10,104	$(42,572)

See accompanying Notes to the Interim Consolidated Financial Statements.

FORM 10-Q

QUARTERLY REPORT - PAGE 3

MERCER INTERNATIONAL INC.

INTERIM CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

	June 30,	December 31,
	2021	2020
ASSETS
Current assets
Cash and cash equivalents	$384,534	$361,098
Accounts receivable, net	225,238	227,055
Inventories	313,354	271,696
Prepaid expenses and other	14,475	15,003
Total current assets	937,601	874,852
Property, plant and equipment, net	1,133,292	1,109,740
Investment in joint ventures	45,844	46,429
Amortizable intangible assets, net	50,982	51,571
Operating lease right-of-use assets	11,829	13,251
Other long-term assets	33,896	31,928
Deferred income tax	1,254	1,355
Total assets	$2,214,698	$2,129,126
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and other	$264,459	$210,994
Pension and other post-retirement benefit obligations	905	802
Total current liabilities	265,364	211,796
Debt	1,157,873	1,145,294
Pension and other post-retirement benefit obligations	31,057	31,810
Finance lease liabilities	57,039	41,329
Operating lease liabilities	8,488	9,933
Other long-term liabilities	12,130	10,909
Deferred income tax	78,613	77,028
Total liabilities	1,610,564	1,528,099
Shareholders’ equity
Common shares $1 par value; 200,000,000 authorized; 66,037,000 issued and outstanding (2020 – 65,868,000)	65,988	65,800
Additional paid-in capital	347,093	345,696
Retained earnings	235,872	217,106
Accumulated other comprehensive loss	(44,819)	(27,575)
Total shareholders’ equity	604,134	601,027
Total liabilities and shareholders’ equity	$2,214,698	$2,129,126

Commitments and contingencies (Note 13)
Subsequent event (Note 7)

See accompanying Notes to the Interim Consolidated Financial Statements.

FORM 10-Q

QUARTERLY REPORT - PAGE 4

MERCER INTERNATIONAL INC.

INTERIM CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(Unaudited)

(In thousands of U.S. dollars)

	Common shares
	Number (thousands of shares)	Amount, at Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Three Months Ended June 30:
Balance as of March 31, 2021	65,988	$65,920	$346,186	$218,750	$(63,218)	$567,638
Shares issued on grants of restricted shares	49	68	(68)	—	—	—
Stock compensation expense	—	—	975	—	—	975
Net income	—	—	—	21,415	—	21,415
Dividends declared	—	—	—	(4,293)	—	(4,293)
Other comprehensive income	—	—	—	—	18,399	18,399
Balance as of June 30, 2021	66,037	$65,988	$347,093	$235,872	$(44,819)	$604,134

Balance as of March 31, 2020	65,800	$65,769	$344,753	$243,794	$(191,548)	$462,768
Shares issued on grants of restricted shares	68	31	(31)	—	—	—
Stock compensation reversal	—	—	(34)	—	—	(34)
Net loss	—	—	—	(8,411)	—	(8,411)
Dividends declared	—	—	—	(4,282)	—	(4,282)
Other comprehensive income	—	—	—	—	44,219	44,219
Balance as of June 30, 2020	65,868	$65,800	$344,688	$231,101	$(147,329)	$494,260

Six Months Ended June 30:
Balance as of December 31, 2020	65,868	$65,800	$345,696	$217,106	$(27,575)	$601,027
Shares issued on grants of restricted shares	49	68	(68)	—	—	—
Shares issued on grants of performance share units	120	120	(120)	—	—	—
Stock compensation expense	—	—	1,585	—	—	1,585
Net income	—	—	—	27,348	—	27,348
Dividends declared	—	—	—	(8,582)	—	(8,582)
Other comprehensive loss	—	—	—	—	(17,244)	(17,244)
Balance as of June 30, 2021	66,037	$65,988	$347,093	$235,872	$(44,819)	$604,134

Balance as of December 31, 2019	65,629	$65,598	$344,994	$256,371	$(116,560)	$550,403
Shares issued on grants of restricted shares	68	31	(31)	—	—	—
Shares issued on grants of performance share units	195	195	(195)	—	—	—
Stock compensation reversal	—	—	(80)	—	—	(80)
Net loss	—	—	—	(11,803)	—	(11,803)
Dividends declared	—	—	—	(13,329)	—	(13,329)
Repurchase of common shares	(24)	(24)	—	(138)	—	(162)
Other comprehensive loss	—	—	—	—	(30,769)	(30,769)
Balance as of June 30, 2020	65,868	$65,800	$344,688	$231,101	$(147,329)	$494,260

See accompanying Notes to the Interim Consolidated Financial Statements.

FORM 10-Q

QUARTERLY REPORT - PAGE 5

MERCER INTERNATIONAL INC.

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands of U.S. dollars)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Cash flows from (used in) operating activities
Net income (loss)	$21,415	$(8,411)	$27,348	$(11,803)
Adjustments to reconcile net income (loss) to cash flows from operating activities
Depreciation and amortization	31,955	30,201	62,922	63,147
Deferred income tax provision (recovery)	1,276	(4,744)	2,480	(6,075)
Inventory impairment	—	6,530	—	12,264
Loss on early extinguishment of debt	—	—	30,368	—
Defined benefit pension plans and other post-retirement benefit plan expense	856	739	1,775	1,501
Stock compensation expense (reversal)	975	(34)	1,585	(80)
Foreign exchange transaction losses (gains)	1,966	6,880	(6,640)	736
Other	356	(695)	(260)	(1,192)
Defined benefit pension plans and other post-retirement benefit plan contributions	(1,202)	(797)	(2,125)	(1,712)
Changes in working capital
Accounts receivable	16,364	14,938	3,941	(5,988)
Inventories	(21,964)	11,442	(42,763)	(6,678)
Accounts payable and accrued expenses	30,167	7,879	34,603	(49,781)
Other	(1,012)	177	(1,794)	(76)
Net cash from (used in) operating activities	81,152	64,105	111,440	(5,737)
Cash flows from (used in) investing activities
Purchase of property, plant and equipment	(62,124)	(21,544)	(87,386)	(44,562)
Insurance proceeds	20,048	—	20,048	—
Purchase of amortizable intangible assets	(568)	(89)	(1,209)	(527)
Other	285	796	(109)	847
Net cash from (used in) investing activities	(42,359)	(20,837)	(68,656)	(44,242)
Cash flows from (used in) financing activities
Redemption of senior notes	—	—	(824,557)	—
Proceeds from issuance of senior notes	—	—	875,000	—
Proceeds from (repayment of) revolving credit facilities, net	(42,042)	(25,651)	(57,112)	25,609
Dividend payments	(4,289)	—	(4,289)	(9,047)
Payment of debt issuance costs	—	—	(14,414)	—
Proceeds from government grants	—	299	8,532	299
Repurchase of common shares	—	—	—	(162)
Other	(1,832)	(1,996)	89	(11,797)
Net cash from (used in) financing activities	(48,163)	(27,348)	(16,751)	4,902
Effect of exchange rate changes on cash and cash equivalents	(1,179)	888	(2,597)	(2,674)
Net increase (decrease) in cash and cash equivalents	(10,549)	16,808	23,436	(47,751)
Cash and cash equivalents, beginning of period	395,083	286,526	361,098	351,085
Cash and cash equivalents, end of period	$384,534	$303,334	$384,534	$303,334

Supplemental cash flow disclosure:
Cash paid for interest	$1,084	$950	$40,110	$38,228
Cash paid for income taxes	$3,290	$1,907	$5,135	$14,881
Supplemental schedule of non-cash investing and financing activities:
Leased production equipment	$7,210	$1,702	$23,179	$10,696

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

Impact of the COVID-19 Pandemic

The Company is subject to risks and uncertainties as a result of the COVID-19 pandemic. Recently many countries eased restrictions on economic and social activities to, among other things, reopen their economies by allowing businesses to restart and encourage economic recovery. The impact of the eased restrictions on the COVID-19 virus infection rate and the possible re-imposition of some restrictions on social, business and other activities is uncertain at this time.

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

Note 2. Inventories

Inventories as of June 30, 2021 and December 31, 2020, were comprised of the following:

	June 30,	December 31,
	2021	2020
Raw materials	$107,150	$74,526
Finished goods	98,413	88,256
Spare parts and other	107,791	108,914
	$313,354	$271,696

Note 3. Accounts Payable and Other

Accounts payable and other as of June 30, 2021 and December 31, 2020, was comprised of the following:

	June 30,	December 31,
	2021	2020
Trade payables	$67,679	$42,730
Accrued expenses	109,142	90,875
Interest payable	27,289	33,241
Income tax payable	21,319	23,256
Government grants (a)	9,105	7,161
Insurance proceeds (a)	6,941	3,369
Other	22,984	10,362
	$264,459	$210,994

(a)

The Canadian mills have a liability for unspent government grants which will be used to partially finance innovation and greenhouse gas emission reduction capital projects. The Peace River mill has a liability for unspent insurance proceeds which will be used to finance the rebuild of the recovery boiler. The grants and insurance proceeds are recorded in “Cash and cash equivalents” in the Interim Consolidated Balance Sheets, however, they are considered to be restricted as they are repayable if the mills do not spend the funds on approved projects.

FORM 10-Q

QUARTERLY REPORT - PAGE 8

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Note 4. Debt

Debt as of June 30, 2021 and December 31, 2020, was comprised of the following:

		June 30,	December 31,
	Maturity	2021	2020
Senior notes (a)
5.500% senior notes	2026	$300,000	$300,000
5.125% senior notes	2029	875,000	—
6.500% senior notes	2024	—	250,000
7.375% senior notes	2025	—	550,000

Credit arrangements
€200 million joint revolving credit facility (b)	2023	—	—
C$60 million revolving credit facility (c)	2024	—	21,992
C$60 million revolving credit facility (d)	2023	—	32,988
€2.6 million demand loan (e)		—	—
		1,175,000	1,154,980
Less: unamortized premium and issuance costs, net		(17,127)	(9,686)
		$1,157,873	$1,145,294

The maturities of the principal portion of debt as of June 30, 2021 were as follows:

2021	$—
2022	—
2023	—
2024	—
2025	—
Thereafter	1,175,000
$1,175,000

Certain of the Company's debt instruments were issued under agreements which, among other things, may limit its ability and the ability of its subsidiaries to make certain payments, including dividends. These limitations are subject to specific exceptions. As of June 30, 2021, the Company was in compliance with the terms of its debt agreements.

(a)

In January 2021, the Company issued $875,000 in aggregate principal amount of 5.125% senior notes which mature on February 1, 2029 (the “2029 Senior Notes”). The net proceeds from the 2029 Senior Notes issuance were $860,586 after deducting the underwriter’s discount and offering expenses. The net proceeds were used to redeem the outstanding senior notes which were to mature in 2024 and 2025 and for general corporate purposes. In connection with the redemption, the Company recorded a loss on early extinguishment of debt of $30,368 in the Interim Consolidated Statements of Operations.

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

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Note 4. Debt (continued)

The following table presents the redemption prices (expressed as percentages of principal amount) and the redemption periods of the Senior Notes:

2026 Senior Notes		2029 Senior Notes
12 Month Period Beginning	Percentage	12 Month Period Beginning	Percentage
January 15, 2021	102.750%	February 1, 2024	102.563%
January 15, 2022	101.375%	February 1, 2025	101.281%
January 15, 2023 and thereafter	100.000%	February 1, 2026 and thereafter	100.000%

(b)

A €200.0 million joint revolving credit facility with all of the Company's German mills that matures in December 2023. Borrowings under the facility are unsecured and bear interest at Euribor plus a variable margin ranging from 1.05% to 2.00% dependent on conditions including but not limited to a prescribed leverage ratio. As of June 30, 2021, approximately €9.9 million ($11,720) of this facility was supporting bank guarantees and approximately €190.1 million ($225,960) was available.

(c)

A C$60.0 million revolving credit facility for Peace River that matures in February 2024. The facility is available by way of: (i) Canadian dollar denominated advances, which bear interest at a designated prime rate per annum; (ii) banker's acceptance equivalent loans, which bear interest at the applicable Canadian dollar banker's acceptance plus 1.25% to 1.50% per annum; (iii) dollar denominated base rate advances at the greater of the federal funds rate plus 0.50%, a designated LIBOR rate plus 1.00% and the bank's applicable reference rate for U.S. dollar loans; and (iv) dollar LIBOR advances, which bear interest at LIBOR plus 1.25% to 1.50% per annum. Borrowings under the facility are collateralized by, among other things, the mill's inventories and accounts receivable. As of June 30, 2021, approximately C$0.9 million ($738) was supporting letters of credit and approximately C$45.1 million ($36,391) was available.

(d)

A C$60.0 million revolving credit facility for Celgar that matures in July 2023. Borrowings under the facility are collateralized by the mill's inventories, accounts receivable, general intangibles and capital assets and are restricted by a borrowing base calculated on the mill's inventories and accounts receivable. The facility is available by way of: (i) Canadian and U.S. dollar denominated advances, which bear interest at a designated prime rate less 0.125% to plus 0.125% per annum; (ii) banker's acceptance equivalent loans, which bear interest at the applicable Canadian dollar banker's acceptance plus 1.25% to 1.625% per annum; and (iii) dollar LIBOR advances, which bear interest at LIBOR plus 1.25% to 1.625% per annum. As of June 30, 2021, approximately C$0.5 million ($364) was supporting letters of credit and approximately C$59.5 million ($48,046) was available.

(e)

A €2.6 million demand loan for Rosenthal that does not have a maturity date. Borrowings under this facility are unsecured and bear interest at the rate of the three-month Euribor plus 2.50%. As of June 30, 2021, approximately €2.6 million ($3,033) of this facility was supporting bank guarantees and approximately $nil was available.

FORM 10-Q

QUARTERLY REPORT - PAGE 10

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Note 5. Pension and Other Post-Retirement Benefit Obligations

Defined Benefit Plans

Pension benefits are based on employees' earnings and years of service. The defined benefit plans are funded by contributions from the Company based on actuarial estimates and statutory requirements. The components of the net benefit costs for the Celgar and Peace River defined benefit plans, in aggregate for the three and six month periods ended June 30, 2021 and 2020 were as follows:

	Three Months Ended June 30,
	2021		2020
	Pension	Other Post- Retirement Benefits	Pension	Other Post- Retirement Benefits
Service cost	$956	$73	$824	$63
Interest cost	854	94	814	93
Expected return on plan assets	(1,095)	—	(1,072)	—
Amortization of unrecognized items	165	(191)	233	(216)
Net benefit costs	$880	$(24)	$799	$(60)

	Six Months Ended June 30,
	2021		2020
	Pension	Other Post- Retirement Benefits	Pension	Other Post- Retirement Benefits
Service cost	$1,981	$152	$1,673	$127
Interest cost	1,771	196	1,654	189
Expected return on plan assets	(2,269)	—	(2,165)	—
Amortization of unrecognized items	341	(397)	461	(438)
Net benefit costs	$1,824	$(49)	$1,623	$(122)

The components of the net benefit costs other than service cost are recorded in "Other income (expenses)" in the Interim Consolidated Statements of Operations. The amortization of unrecognized items relates to net actuarial losses and prior service costs.

Defined Contribution Plan

Effective December 31, 2008, the defined benefit plans at the Celgar mill were closed to new members. In addition, the related defined benefit service accrual ceased on December 31, 2008, and members began to receive pension benefits, at a fixed contractual rate, under a new defined contribution plan effective January 1, 2009. During the three and six month periods ended June 30, 2021, the Company made contributions of $315 and $695, respectively to this plan (2020 – $58 and $471).

Multiemployer Plan

The Company participates in a multiemployer plan for the hourly-paid employees at the Celgar mill. The contributions to the plan are determined based on a percentage of pensionable earnings pursuant to a collective bargaining agreement. The Company has no current or future contribution obligations in excess of the contractual contributions. During the three and six month periods ended June 30, 2021, the Company made contributions of $610 and $1,324, respectively to this plan (2020 – $555 and $1,006).

FORM 10-Q

QUARTERLY REPORT - PAGE 11

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Note 6. Income Taxes

Differences between the U.S. Federal statutory and the Company's effective tax rates for the three and six month periods ended June 30, 2021 and 2020, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
U.S. Federal statutory rate	21%	21%	21%	21%
U.S. Federal statutory rate on income (loss) before income taxes	$(6,741)	$1,581	$(8,554)	$1,171
Tax differential on foreign income	(6,532)	(662)	(9,380)	(1,881)
Effect of foreign earnings (a)	(3,508)	(1,295)	(6,620)	(2,870)
Valuation allowance (b)	165	(3,169)	(10,952)	(3,165)
Tax benefit of partnership structure	673	935	1,566	1,870
Non-taxable foreign subsidies	743	678	1,491	1,364
True-up of prior year taxes	(46)	1,068	3,124	(154)
Annual effective tax rate adjustment	4,700	—	18,000	—
Other, net	(139)	(18)	(2,058)	(2,561)
Income tax provision	$(10,685)	$(882)	$(13,383)	$(6,226)
Comprised of:
Current income tax provision	$(9,409)	$(5,626)	$(10,903)	$(12,301)
Deferred income tax recovery (provision)	(1,276)	4,744	(2,480)	6,075
Income tax provision	$(10,685)	$(882)	$(13,383)	$(6,226)

(a)	Primarily due to the impact of the global intangible low-taxed income provision in the Tax Cuts and Jobs Act of 2017.

(b)	For the three and six month periods ended June 30, 2021, the valuation allowance primarily relates to taxable losses and denied interest expense.

Note 7. Shareholders' Equity

Dividends

During the six month period ended June 30, 2021, the Company's board of directors declared the following quarterly dividends:

Date Declared	Dividend Per Common Share	Amount
February 16, 2021	$0.0650	$4,289
April 29, 2021	0.0650	4,293
	$0.1300	$8,582

In July 2021, the Company's board of directors declared a quarterly dividend of $0.065 per common share. Payment of the dividend will be made on October 6, 2021 to all shareholders of record on September 29, 2021. Future dividends are subject to approval by the board of directors and may be adjusted as business and industry conditions warrant.

FORM 10-Q

QUARTERLY REPORT - PAGE 12

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Note 7. Shareholders' Equity (continued)

Stock Based Compensation

The Company has a stock incentive plan which provides for options, restricted stock rights, restricted shares, performance shares, performance share units ("PSUs") and stock appreciation rights to be awarded to employees, consultants and non-employee directors. During the three and six month periods ended June 30, 2021, there were no issued and outstanding options, restricted stock rights, performance shares or stock appreciation rights. As of June 30, 2021, after factoring in all allocated shares, there remain approximately 1.2 million common shares available for grant.

PSUs

PSUs comprise rights to receive common shares at a future date that are contingent on the Company and the grantee achieving certain performance objectives. The performance objective period is generally three years. For the three and six month periods ended June 30, 2021, the Company recognized an expense of $822 and $1,295, respectively related to PSUs (2020 – a reversal of $154 and $313).

The following table summarizes PSU activity during the period:

Number of PSUs
Outstanding as of January 1, 2021	2,364,848
Granted	1,007,912
Vested and issued	(120,271)
Forfeited	(498,017)
Outstanding as of June 30, 2021	2,754,472

Restricted Shares

Restricted shares generally vest at the end of one year. For the three and six month periods ended June 30, 2021, the Company recognized an expense of $153 and $290, respectively related to restricted shares (2020 - $120 and $233). As of June 30, 2021, the total remaining unrecognized compensation cost related to restricted shares amounted to approximately $669 which will be amortized over the remaining vesting periods.

The following table summarizes restricted share activity during the period:

Number of Restricted Shares
Outstanding as of January 1, 2021	68,140
Granted	49,195
Vested	(68,140)
Outstanding as of June 30, 2021	49,195

FORM 10-Q

QUARTERLY REPORT - PAGE 13

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Note 8. Net Income (Loss) Per Common Share

The reconciliation of basic and diluted net income (loss) per common share for the three and six month periods ended June 30, 2021 and 2020 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income (loss)
Basic and diluted	$21,415	$(8,411)	$27,348	$(11,803)

Net income (loss) per common share
Basic and diluted	$0.32	$(0.13)	$0.41	$(0.18)

Weighted average number of common shares outstanding:
Basic (a)	65,941,932	65,778,894	65,899,904	65,736,677
Effect of dilutive instruments:
PSUs	352,170	—	318,770	—
Restricted shares	38,581	—	47,342	—
Diluted	66,332,683	65,778,894	66,266,016	65,736,677

(a)

For the three and six month periods ended June 30, 2021, the basic weighted average number of common shares outstanding excludes 49,195 restricted shares which have been issued, but have not vested as of June 30, 2021 (2020 – 68,140 restricted shares).

The calculation of diluted net income (loss) per common share does not assume the exercise of any instruments that would have an anti-dilutive effect on net income (loss) per common share. Instruments excluded from the calculation of net income (loss) per common share because they were anti-dilutive for the three and six month periods ended June 30, 2021 and 2020 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
PSUs	—	2,391,082	—	2,391,082
Restricted shares	—	68,140	—	68,140

Note 9. Accumulated Other Comprehensive Loss

The change in the accumulated other comprehensive loss by component (net of tax) for the six month period ended June 30, 2021 was as follows:

	Foreign Currency Translation Adjustment	Defined Benefit Pension and Other Post- Retirement Benefit Items	Total
Balance as of January 1, 2021	$(19,578)	$(7,997)	$(27,575)
Other comprehensive income (loss) before reclassifications	(17,566)	378	(17,188)
Amounts reclassified	—	(56)	(56)
Other comprehensive income (loss), net of taxes	(17,566)	322	(17,244)
Balance as of June 30, 2021	$(37,144)	$(7,675)	$(44,819)

FORM 10-Q

QUARTERLY REPORT - PAGE 14

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Note 10. Related Party Transactions

The Company enters into related party transactions with its joint ventures. For the three and six month periods ended June 30, 2021, pulp purchases from the Company's 50% owned Cariboo mill, which are transacted at the Cariboo mill's cost, were $27,152 and $48,195, respectively (2020 – $13,942 and $33,536) and as of June 30, 2021 the Company had a receivable balance from the Cariboo mill of $2,791 (December 31, 2020 – $3,518). For the three and six month periods ended June 30, 2021, services from the Company's 50% owned logging and chipping operation, which are transacted at arm's length negotiated prices, were $610 and $5,234, respectively (2020 – $1,735 and $8,278) and as of June 30, 2021 the Company had a payable balance to the operation of $2,172 (December 31, 2020 – $1,953).

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

Information about certain segment data for the three and six month periods ended June 30, 2021 and 2020, was as follows:

Three Months Ended June 30, 2021	Pulp	Wood Products	Corporate and Other	Consolidated
Revenues from external customers	$310,249	$90,439	$1,144	$401,832
Operating income (loss)	$13,338	$42,314	$(3,816)	$51,836
Depreciation and amortization	$27,967	$3,748	$240	$31,955
Revenues by major products
Pulp	$297,191	$—	$—	$297,191
Lumber	—	86,285	—	86,285
Energy and chemicals	13,058	2,692	1,144	16,894
Wood residuals	—	1,462	—	1,462
Total revenues	$310,249	$90,439	$1,144	$401,832
Revenues by geographical markets (a)
U.S.	$34,406	$53,610	$547	$88,563
Germany	101,095	17,422	—	118,517
China	68,008	469	—	68,477
Other countries	106,740	18,938	597	126,275
Total revenues	$310,249	$90,439	$1,144	$401,832

(a)	Sales are attributed to countries based on the ship-to location provided by the customer.

FORM 10-Q

QUARTERLY REPORT - PAGE 15

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Note 11. Business Segment Information (continued)

Three Months Ended June 30, 2020	Pulp	Wood Products	Corporate and Other	Consolidated
Revenues from external customers	$298,046	$41,727	$1,422	$341,195
Operating income (loss)	$8,110	$4,327	$(2,122)	$10,315
Depreciation and amortization	$27,219	$2,804	$178	$30,201
Revenues by major products
Pulp	$276,919	$—	$—	$276,919
Lumber	—	37,611	—	37,611
Energy and chemicals	21,127	2,629	1,422	25,178
Wood residuals	—	1,487	—	1,487
Total revenues	$298,046	$41,727	$1,422	$341,195
Revenues by geographical markets (a)
U.S.	$39,651	$17,622	$575	$57,848
Germany	77,568	12,294	—	89,862
China	78,814	—	—	78,814
Other countries	102,013	11,811	847	114,671
Total revenues	$298,046	$41,727	$1,422	$341,195

(a)	Sales are attributed to countries based on the ship-to location provided by the customer.

Six Months Ended June 30, 2021	Pulp	Wood Products	Corporate and Other	Consolidated
Revenues from external customers	$650,005	$161,426	$3,121	$814,552
Operating income (loss)	$38,634	$70,291	$(6,060)	$102,865
Depreciation and amortization	$55,013	$7,471	$438	$62,922
Total assets (a)	$1,778,079	$249,205	$187,414	$2,214,698
Revenues by major products
Pulp	$614,773	$—	$—	$614,773
Lumber	—	153,596	—	153,596
Energy and chemicals	35,232	4,806	3,121	43,159
Wood residuals	—	3,024	—	3,024
Total revenues	$650,005	$161,426	$3,121	$814,552
Revenues by geographical markets (b)
U.S.	$80,278	$98,702	$1,306	$180,286
Germany	193,632	29,539	—	223,171
China	163,543	846	—	164,389
Other countries	212,552	32,339	1,815	246,706
Total revenues	$650,005	$161,426	$3,121	$814,552

(a)	Total assets for the pulp segment includes the Company's $45,844 investment in joint ventures, primarily for the Cariboo mill.
(b)	Sales are attributed to countries based on the ship-to location provided by the customer.

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
Revenues by geographical markets (a)
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

Revenues between segments are accounted for at prices that approximate fair value. These include revenues from the sale of residual fiber from the wood products segment to the pulp segment for use in the pulp production process and from the sale of residual fuel from the pulp segment to the wood products segment for use in energy production. For the three and six month periods ended June 30, 2021, the pulp segment sold $52 and $151, respectively of residual fuel to the wood products segment (2020 – $164 and $346) and the wood products segment sold $2,901 and $5,833, respectively of residual fiber to the pulp segment (2020 – $3,594 and $7,430).

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

The estimated fair values of the Company's outstanding debt under the fair value hierarchy as of June 30, 2021 and December 31, 2020 were as follows:

	Fair value measurements as of June 30, 2021 using:
Description	Level 1	Level 2	Level 3	Total
Senior notes	$—	$1,208,622	$—	$1,208,622

	Fair value measurements as of December 31, 2020 using:
Description	Level 1	Level 2	Level 3	Total
Revolving credit facilities	$—	$54,980	$—	$54,980
Senior notes	—	1,131,229	—	1,131,229
	$—	$1,186,209	$—	$1,186,209

The carrying value of the revolving credit facilities classified as Level 2 approximates the fair value as the variable interest rates reflect current interest rates for financial instruments with similar characteristics and maturities.

The fair value of the senior notes classified as Level 2 was determined using quoted prices in a dealer market, or using recent market transactions. The Company's senior notes are not carried at fair value in the Interim Consolidated Balance Sheets as of June 30, 2021 or December 31, 2020. However, fair value disclosure is required. The carrying value of the Company's senior notes, net of note issuance costs and premium is $1,157,873 as of June 30, 2021 (December 31, 2020 – $1,090,314).

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

The Company's exposure to credit losses may increase if its customers are adversely affected by the COVID-19 pandemic. Although the Company has historically not experienced significant credit losses, it is possible that there could be a material adverse impact from potential adjustments of the carrying amount of trade receivables if the cash flows of the Company's customers are adversely impacted by the COVID-19 pandemic. As of June 30, 2021, the Company has not had significant credit losses due to the COVID-19 pandemic.

The carrying amount of cash and cash equivalents of $384,534 and accounts receivable of $225,238 recorded in the Interim Consolidated Balance Sheet, net of any allowances for losses, represents the Company's maximum exposure to credit risk.

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

In this document: (i) unless the context otherwise requires, references to "we", "our", "us", the "Company" or "Mercer" mean Mercer International Inc. and its subsidiaries; (ii) references to "Mercer Inc." mean the Company excluding its subsidiaries; (iii) information is provided as of June 30, 2021, unless otherwise stated; (iv) our reporting currency is dollars and references to "€" mean euros and "C$" mean Canadian dollars; (v) "ADMTs" refers to air-dried metric tonnes; (vi) "NBSK" refers to northern bleached softwood kraft; (vii) "NBHK" refers to northern bleached hardwood kraft; (viii) "MW" refers to megawatts and "MWh" refers to megawatt hours; (ix) "Mfbm" refers to thousand board feet of lumber and "MMfbm" mean million board feet of lumber; and (x) our lumber metrics are converted from cubic meters to Mfbm using a conversion ratio of 1.6 cubic meters to one Mfbm, which is the ratio commonly used in the industry.

Due to rounding, numbers presented throughout this report may not add up precisely to totals we provide and percentages may not precisely reflect the absolute figure.

The following discussion and analysis of our results of operations and financial condition for the three and six months ended June 30, 2021 should be read in conjunction with our Interim Consolidated Financial Statements and related notes included in this quarterly report, as well as our most recent annual report on Form 10-K for the fiscal year ended December 31, 2020 filed with the Securities and Exchange Commission, referred to as the "SEC".

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

Current Market Environment

Looking ahead to the third quarter, we expect strong pulp market fundamentals to support marginally higher NBSK pulp prices in Europe but we expect a modest price decline in China. As well, we expect lumber demand and pricing to remain steady in all markets. Although there was a recent significant price correction in the U.S. lumber market, prices remain at historically attractive levels. Further, we believe U.S. lumber prices are near a floor level and expect them to slowly increase once home construction ramps up in the early fall.

Currently NBSK list prices in Europe and North America are approximately $1,340 per ADMT and $1,615 per ADMT, respectively and NBSK net prices in China are approximately $850 per ADMT. Prices for China are net of discounts, allowances and rebates.

COVID-19 Pandemic

The significant ramp up in the administration of vaccines has led to a decline in infection rates in many countries and the lifting of certain restrictive measures by them to reopen their economies, including in countries where we have operations. However, currently there remains ongoing uncertainty about the impact of COVID-19 variations on infection levels. The re-emergence of significant increases in infection rates could result in countries re-imposing restrictive measures that could reduce or impair economic activity. Further, the rollout of vaccines among countries has varied and been uneven.

FORM 10-Q

QUARTERLY REPORT - PAGE 21

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

Summary Financial Highlights

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021		2020
	(in thousands, other than per share amounts)
Statement of Operations Data
Pulp segment revenues	$310,249	$298,046	$650,005		$601,651
Wood products segment revenues	90,439	41,727	161,426		87,505
Corporate and other revenues	1,144	1,422	3,121		2,638
Total revenues	$401,832	$341,195	$814,552		$691,794

Pulp segment operating income	$13,338	$8,110	$38,634		$29,549
Wood products segment operating income	42,314	4,327	70,291		9,882
Corporate and other operating loss	(3,816)	(2,122)	(6,060)		(5,054)
Total operating income	$51,836	$10,315	$102,865		$34,377

Pulp segment depreciation and amortization	$27,967	$27,219	$55,013		$57,590
Wood products segment depreciation and amortization	3,748	2,804	7,471		5,181
Corporate and other depreciation and amortization	240	178	438		376
Total depreciation and amortization	$31,955	$30,201	$62,922		$63,147

Operating EBITDA(1)	$83,791	$40,516	$165,787		$97,524
Loss on early extinguishment of debt	$—	$—	$(30,368)	(2)	$—
Income tax provision	$(10,685)	$(882)	$(13,383)		$(6,226)
Net income (loss)	$21,415	$(8,411)	$27,348		$(11,803)
Net income (loss) per common share
Basic and diluted	$0.32	$(0.13)	$0.41		$(0.18)
Common shares outstanding at period end	66,037	65,868	66,037		65,868

(1)	The following table provides a reconciliation of net income (loss) to operating income and Operating EBITDA for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
Net income (loss)	$21,415	$(8,411)	$27,348	$(11,803)
Income tax provision	10,685	882	13,383	6,226
Interest expense	17,130	20,108	36,149	40,192
Loss on early extinguishment of debt	—	—	30,368	—
Other expenses (income)	2,606	(2,264)	(4,383)	(238)
Operating income	51,836	10,315	102,865	34,377
Add: Depreciation and amortization	31,955	30,201	62,922	63,147
Operating EBITDA	$83,791	$40,516	$165,787	$97,524

(2)	Redemption of 6.5% senior notes due 2024 (the “2024 Senior Notes”) and 7.375% senior notes due 2025 (the “2025 Senior Notes”).

FORM 10-Q

QUARTERLY REPORT - PAGE 22

Selected Production, Sales and Other Data

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Pulp Segment
Pulp production ('000 ADMTs)
NBSK	355.1	423.8	752.0	879.0
NBHK	4.5	88.8	86.1	167.8
Annual maintenance downtime ('000 ADMTs)	173.1	11.3	210.9	13.6
Annual maintenance downtime (days)	117	15	144	17
Pulp sales ('000 ADMTs)
NBSK	330.4	422.6	749.1	860.9
NBHK	30.3	69.3	99.4	135.4
Average NBSK pulp prices ($/ADMT)(1)
Europe	1,288	850	1,163	842
China	962	572	922	573
North America	1,598	1,158	1,450	1,143
Average NBHK pulp prices ($/ADMT)(1)
China	767	465	729	463
North America	1,297	897	1,158	893
Average pulp sales realizations ($/ADMT)(2)
NBSK	830	573	739	567
NBHK	672	475	566	472
Energy production ('000 MWh)(3)	362.0	562.9	881.1	1,141.3
Energy sales ('000 MWh)(3)	130.9	222.0	332.0	453.7
Average energy sales realizations ($/MWh)(3)	90	85	94	90

Wood Products Segment
Lumber production (MMfbm)	116.7	113.5	234.5	229.8
Lumber sales (MMfbm)	109.3	109.0	217.5	226.7
Average lumber sales realizations ($/Mfbm)	789	345	706	347
Energy production and sales ('000 MWh)	21.0	22.7	37.3	45.4
Average energy sales realizations ($/MWh)	128	116	129	116

Average Spot Currency Exchange Rates
$ / €(4)	1.2050	1.1016	1.2048	1.1019
$ / C$(4)	0.8142	0.7221	0.8026	0.7328

(1)	Source: RISI pricing report. Europe and North America are list prices. China are net prices which include discounts, allowances and rebates.
(2)	Sales realizations after customer discounts, rebates and other selling concessions. Incorporates the effect of pulp price variations occurring between the order and shipment dates.
(3)	Does not include our 50% joint venture interest in the Cariboo mill, which is accounted for using the equity method.
(4)	Average Federal Reserve Bank of New York Noon Buying Rates over the reporting period.

Consolidated ‑ Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020

Total revenues for the three months ended June 30, 2021 increased by approximately 18% to $401.8 million from $341.2 million in the same quarter of 2020 primarily due to higher pulp and lumber sales realizations partially offset by lower pulp sales volumes.

Costs and expenses in the current quarter increased by approximately 6% to $350.0 million from $330.9 million in the second quarter of 2020 primarily due to higher maintenance costs and the negative impact of a weaker dollar on our Canadian dollar and euro denominated costs and expenses partially offset by lower pulp sales volumes.

In the second quarter of 2021, cost of sales depreciation and amortization increased to $31.9 million from $30.2 million in the same quarter of 2020 primarily due to the negative impact of a weaker dollar.

FORM 10-Q

QUARTERLY REPORT - PAGE 23

Selling, general and administrative expenses increased by approximately 23% to $20.2 million in the second quarter of 2021 from $16.4 million in the same quarter of 2020 primarily due to the negative impact of a weaker dollar and higher stock based compensation expense.

In the second quarter of 2021, our operating income increased to $51.8 million from $10.3 million in the same quarter of 2020 primarily due to higher pulp and lumber sales realizations partially offset by higher maintenance costs, the negative impact of a weaker dollar on our Canadian dollar and euro denominated costs and expenses and lower pulp sales volumes.

Interest expense in the current quarter decreased to $17.1 million from $20.1 million in the same quarter of 2020 primarily as a result of a lower weighted average interest rate.

In the second quarter of 2021, other expenses were $2.6 million compared to other income of $2.3 million in the same quarter of 2020. Other expenses in the current quarter is primarily due to foreign exchange losses on U.S. dollar denominated cash balances.

During the second quarter of 2021, the provision for income taxes was $10.7 million or an effective tax rate of approximately 33%. In the comparative quarter of 2020, the provision for income taxes was $0.9 million primarily due to tax for our German operations being only partially offset by tax recoveries for our Canadian operations.

For the second quarter of 2021, our net income was $21.4 million, or $0.32 per share compared to a net loss of $8.4 million, or $0.13 per share, in the same quarter of 2020.

In the second quarter of 2021, Operating EBITDA increased to $83.8 million from $40.5 million in the same quarter of 2020 primarily due to higher pulp and lumber sales realizations partially offset by higher maintenance costs, the negative impact of a weaker dollar and lower pulp sales volumes.

Operating Results by Business Segment

None of the income or loss items following operating income in our Interim Consolidated Statements of Operations are allocated to our segments, since those items are reviewed separately by management.

Pulp Segment ‑ Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020

Selected Financial Information

	Three Months Ended June 30,
	2021	2020
	(in thousands)
Pulp revenues	$297,191	$276,919
Energy and chemical revenues	$13,058	$21,127
Depreciation and amortization	$27,967	$27,219
Operating income	$13,338	$8,110

Pulp revenues in the second quarter of 2021 increased by approximately 7% to $297.2 million from $276.9 million in the same quarter of 2020 due to higher sales realizations partially offset by lower sales volumes.

Energy and chemical revenues decreased by approximately 38% to $13.1 million in the second quarter of 2021 from $21.1 million in the same quarter of 2020 primarily due to lower energy production as a result of annual maintenance downtime.

NBSK pulp production declined by approximately 16% to 355,103 ADMTs in the current quarter from 423,773 ADMTs in the same quarter of 2020 primarily due to capital projects and maintenance downtime. In the current quarter of 2021, our pulp mills had 117 days of maintenance downtime (approximately 173,100 ADMTs) including our 50% owned Cariboo mill. Approximately 79 days of such downtime was at our Peace River mill and primarily related to boiler work which was deferred from last year relating to a 2017 incident. The Peace River mill

FORM 10-Q

QUARTERLY REPORT - PAGE 24

maintenance shut was about 25 days longer than planned, nine days of which were in July, but we expect the majority of this extra downtime will be covered by our insurance.

In the second quarter of 2021, we received insurance proceeds of $20.0 million in connection with the costs of the Peace River mill boiler work along with an initial payment of $4.2 million for our business interruption insurance claims. We currently expect our remaining business interruption insurance claim to be in excess of $15 million.

We estimate that annual maintenance downtime in the current quarter adversely impacted our operating income by approximately $80.1 million, comprised of approximately $45.0 million in direct out-of-pocket expenses and the balance in reduced production (exclusive of business interruption insurance proceeds).

In the third quarter of 2021, excluding our 50% owned Cariboo mill, we have 24 days of scheduled maintenance. Also, while our Rosenthal mill will be operating and producing pulp, in the third quarter of 2021 it will take down and rebuild its turbine. This work is expected to continue into the early fourth quarter and require the mill to purchase its energy requirements.

NBSK pulp sales volumes decreased by approximately 22% to 330,425 ADMTs in the current quarter from 422,586 ADMTs in the same quarter of 2020 primarily due to lower production.

In the current quarter of 2021, prices for NBSK pulp increased from the same quarter of 2020 largely as a result of strong demand and low customer inventory levels. Average list prices for NBSK pulp in Europe and North America were approximately $1,288 per ADMT and $1,598 per ADMT, respectively in the second quarter of 2021 compared to approximately $850 per ADMT and $1,158 per ADMT, respectively, in the same quarter of 2020. Average NBSK net prices in China were approximately $962 per ADMT in the current quarter compared to approximately $572 per ADMT in the same quarter of 2020.

Average NBSK pulp sales realizations increased by approximately 45% to $830 per ADMT in the second quarter of 2021 from approximately $573 per ADMT in the same quarter of 2020.

In the current quarter of 2021, primarily as a result of the effect of the weaker dollar on our Canadian dollar and euro denominated costs and expenses, we recorded a negative impact of approximately $23.3 million in operating income due to foreign exchange compared to the same quarter of 2020.

Costs and expenses in the current quarter increased by approximately 2% to $297.0 million from $290.1 million in the second quarter of 2020 primarily due to higher maintenance costs and the negative impact of a weaker dollar partially offset by lower pulp sales volumes.

On average, in the current quarter overall per unit fiber costs were flat when compared to the same quarter of 2020. In the current quarter, per unit fiber costs for our German mills declined due to the continued availability of beetle damaged wood. For our Canadian mills, per unit fiber costs increased due to a higher proportion of more expensive softwood chips due to the annual maintenance downtime at the Peace River mill. We currently expect modestly higher per unit fiber costs in the third quarter of 2021 due to strong fiber demand.

Transportation costs for our pulp segment decreased to $24.9 million in the current quarter from $34.6 million in the same quarter of 2020 primarily as a result of lower sales volumes.

In the second quarter of 2021, depreciation and amortization increased to $28.0 million from $27.2 million in the same quarter of 2020 primarily due to the negative impact of a weaker dollar.

In the second quarter of 2021, pulp segment operating income increased by approximately 64% to $13.3 million from $8.1 million in the same quarter of 2020 as higher pulp sales realizations were only partially offset by higher maintenance costs, the negative impact of a weaker dollar and lower pulp sales volumes.

FORM 10-Q

QUARTERLY REPORT - PAGE 25

Wood Products Segment ‑ Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020

Selected Financial Information

	Three Months Ended June 30,
	2021	2020
	(in thousands)
Lumber revenues	$86,285	$37,611
Energy revenues	$2,692	$2,629
Wood residual revenues	$1,462	$1,487
Depreciation and amortization	$3,748	$2,804
Operating income	$42,314	$4,327

In the second quarter of 2021, lumber revenues increased to $86.3 million from $37.6 million in the same quarter of 2020 due to higher sales realizations. In the current quarter, both the U.S. and European markets were strong. The U.S. market accounted for approximately 62% of our lumber revenues and approximately 39% of our lumber sales volumes. The majority of our remaining sales were to Europe.

Energy and wood residual revenues in the second quarter of 2021 were flat at $4.2 million compared to $4.1 million in the same quarter of 2020.

Lumber production increased by approximately 3% to 116.7 MMfbm in the current quarter of 2021 from 113.5 MMfbm in the same quarter of 2020 primarily due to capital improvements. In the third quarter of 2021, our Friesau sawmill has four weeks of seasonal scheduled downtime.

Average lumber sales realizations increased to $789 per Mfbm in the second quarter of 2021 from approximately $345 per Mfbm in the same quarter of 2020 due to higher pricing in both the U.S. and European markets. U.S. lumber pricing increased due to strong demand from the housing and renovation markets. European lumber pricing increased due to steady demand with limited supply.

Fiber costs were approximately 75% of our lumber cash production costs in the current quarter. In the current quarter per unit fiber costs increased by approximately 30% from the same quarter of 2020 primarily due to strong demand for sawlogs and the negative impact of a weaker dollar on our euro denominated fiber costs. We currently expect modestly increasing per unit fiber costs in the third quarter of 2021 due to continued strong demand.

In the second quarter of 2021, depreciation and amortization increased to $3.7 million from $2.8 million in the same quarter of 2020 primarily due to the completion of capital projects.

Transportation costs for our wood products segment in the second quarter of 2021 increased by approximately 15% to $8.3 million from $7.2 million in the same quarter of 2020 primarily due to the negative impact of a weaker dollar on our euro denominated transportations costs.

In the second quarter of 2021, our wood products segment had record operating income of $42.3 million compared to $4.3 million in the same quarter of 2020 primarily due to a higher lumber realized sales price.

Consolidated ‑ Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020

Total revenues for the first half of 2021 increased by approximately 18% to $814.6 million from $691.8 million in the first half of 2020 primarily due to higher pulp and lumber sales realizations partially offset by lower pulp sales volumes.

FORM 10-Q

QUARTERLY REPORT - PAGE 26

Costs and expenses in the first half of 2021 increased by approximately 8% to $711.7 million from $657.4 million in the first half of 2020 primarily due to the negative impact of a weaker dollar on our Canadian dollar and euro denominated costs and expenses and higher maintenance costs partially offset by lower pulp sales volumes and lower per unit fiber costs.

In the first half of 2021, cost of sales depreciation and amortization slightly decreased to $62.9 million from $63.1 million in the same period of 2020.

Selling, general and administrative expenses increased by approximately 20% to $40.8 million in the first half of 2021 from $33.9 million in the first half of 2020 primarily due to the negative impact of a weaker dollar and higher stock based compensation expense.

In the first half of 2021, our operating income increased to $102.9 million from $34.4 million in the same period of 2020 primarily due to higher pulp and lumber sales realizations and lower per unit fiber costs partially offset by the negative impact of a weaker dollar, higher maintenance costs and lower pulp and energy sales volumes.

In January 2021, we refinanced (the “Refinancing”) a significant portion of our debt by issuing $875.0 million of 5.125% senior notes due 2029 (the “2029 Senior Notes”) and used the proceeds to redeem and/or repurchase all of our 6.5% 2024 Senior Notes and 7.375% 2025 Senior Notes at a cost including premium of $824.6 million (the “Redemption”). We recorded a loss on such Redemption of $30.4 million (being $0.46 per share). The Refinancing reduced our annual interest expense going forward by approximately $12 million.

Interest expense in the first half of 2021 decreased to $36.1 million from $40.2 million in the same period of 2020 primarily as a result of a lower interest rate for our 2029 Senior Notes.

In the first half of 2021, other income increased to $4.4 million from $0.2 million in the same period of 2020. Other income in the first half of 2021 is primarily due to foreign exchange gains on U.S. dollar denominated cash balances.

During the first half of 2021, the provision for income taxes was $13.4 million or an effective tax rate of 33%. In the same period of 2020, the provision for income taxes was $6.2 million due to tax for our German operations being only partially offset by tax recoveries for our Canadian operations.

For the first half of 2021, our net income was $27.3 million, or $0.41 per share compared to a net loss of $11.8 million, or $0.18 per share, in the same period of 2020.

In the first half of 2021, Operating EBITDA increased by approximately 70% to $165.8 million from $97.5 million in the same period of 2020 primarily due to higher pulp and lumber sales realizations and lower per unit fiber costs partially offset by higher maintenance costs, the negative impact of a weaker dollar and lower pulp and energy sales volumes.

Pulp Segment ‑ Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020

Selected Financial Information

	Six Months Ended June 30,
	2021	2020
	(in thousands)
Pulp revenues	$614,773	$555,867
Energy and chemical revenues	$35,232	$45,784
Depreciation and amortization	$55,013	$57,590
Operating income	$38,634	$29,549

Pulp revenues in the first half of 2021 increased by approximately 11% to $614.8 million from $555.9 million in the same period of 2020 due to higher sales realizations partially offset by lower sales volumes.

FORM 10-Q

QUARTERLY REPORT - PAGE 27

Energy and chemical revenues decreased by approximately 23% to $35.2 million in the first half of 2021 from $45.8 million in the same period of 2020 primarily due to lower energy production as a result of annual maintenance downtime.

NBSK pulp production decreased by approximately 14% to 751,968 ADMTs in the first half of 2021 from 878,965 ADMTs in the same period of 2020 primarily due to annual maintenance downtime at our pulp mills. In the first half of 2021, our pulp mills had 144 days of annual maintenance downtime (approximately 210,900 ADMTs) including our 50% owned Cariboo mill. Approximately 79 days of such downtime was at our Peace River mill and primarily related to boiler work which was deferred from last year. In the first half of 2021, we received insurance proceeds of $20.0 million in connection with the costs of this mill's boiler work along with an initial payment of $4.2 million for our business interruption insurance claims.

We estimate that annual maintenance downtime in the first half of 2021 adversely impacted our operating income by approximately $110.4 million, comprised of approximately $66.8 million in direct out-of-pocket expenses and the balance in reduced production (exclusive of business interruption insurance proceeds).

NBSK pulp sales volumes decreased by approximately 13% to 749,070 ADMTs in the first half of 2021 from 860,912 ADMTs in the same period of 2020 primarily due to lower production.

In the first half of 2021, prices for NBSK pulp increased from the same period of 2020, largely as a result of strong demand and low customer inventory levels. Average list prices for NBSK pulp in Europe and North America were approximately $1,163 per ADMT and $1,450 per ADMT, respectively in the first half of 2021 compared to approximately $842 per ADMT and $1,143 per ADMT, respectively, in the same period of 2020. Average NBSK net prices in China were approximately $922 per ADMT in the first half of 2021 compared to approximately $573 per ADMT in the first half of 2020.

Average NBSK pulp sales realizations increased by approximately 30% to $739 per ADMT in the first half of 2021 from approximately $567 per ADMT in the same period of 2020.

In the first half of 2021, primarily as a result of the effect of the weakening dollar on our Canadian dollar and euro denominated costs and expenses, we recorded a negative impact of approximately $54.8 million in operating income due to foreign exchange compared to the same period of 2020.

Costs and expenses in the first half of 2021 increased by approximately 7% to $611.5 million from $572.4 million in the first half of 2020 primarily due to higher maintenance costs and the negative impact of a weaker dollar partially offset by lower pulp sales volumes and per unit fiber costs.

On average, in the first half of 2021 overall per unit fiber costs decreased by approximately 5% from the same period of 2020 due to lower per unit fiber costs for all of our mills. In the first half of 2021, per unit fiber costs for our German mills declined due to the continued availability of beetle damaged wood. For our Canadian mills, per unit fiber costs declined due to improved chip supply as a result of increased sawmill activity.

Transportation costs for our pulp segment decreased to $61.1 million in the first half of 2021 from $70.2 million in the same period of 2020 primarily as a result of lower pulp sales volumes.

In the first half of 2021, depreciation and amortization decreased to $55.0 million from $57.6 million in the same period of 2020.

In the first half of 2021, pulp segment operating income increased by approximately 31% to $38.6 million from $29.5 million in the same period of 2020 as higher pulp sales realizations and lower per unit fiber costs were only partially offset by higher maintenance costs, the negative impact of a weaker dollar and lower pulp and energy sales volumes.

FORM 10-Q

QUARTERLY REPORT - PAGE 28

Wood Products Segment ‑ Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020

Selected Financial Information

	Six Months Ended June 30,
	2021	2020
	(in thousands)
Lumber revenues	$153,596	$78,597
Energy revenues	$4,806	$5,260
Wood residual revenues	$3,024	$3,648
Depreciation and amortization	$7,471	$5,181
Operating income	$70,291	$9,882

In the first half of 2021, lumber revenues increased to $153.6 million from $78.6 million in the same period of 2020 due to higher sales realizations. In the first half of 2021, both the U.S. and European markets were strong. The U.S. market accounted for approximately 64% of our lumber revenues and approximately 41% of our lumber sales volumes, while the majority of remaining sales were to Europe.

Energy and wood residual revenues decreased by approximately 12% to $7.8 million in the first half of 2021 from $8.9 million in the same period of 2020 primarily due to lower sales realizations for wood residuals.

Lumber production increased by approximately 2% to 234.5 MMfbm in the first half of 2021 from 229.8 MMfbm in the same period of 2020 primarily due to capital improvements.

Average lumber sales realizations increased to $706 per Mfbm in the first half of 2021 from approximately $347 per Mfbm in the same period of 2020 primarily due to higher pricing in the U.S. and European markets. U.S. lumber pricing increased due to strong demand from the housing and renovation markets. European lumber pricing increased due to steady demand with limited supply.

Fiber costs were approximately 75% of our lumber cash production costs in the first half of 2021. In the first half of 2021 per unit fiber costs increased by approximately 18% from the same period of 2020 primarily due to the negative impact of a weaker dollar on our euro denominated fiber costs and strong demand for sawlogs.

In the first half of 2021, depreciation and amortization increased to $7.5 million from $5.2 million in the same period of 2020 primarily due to the completion of capital projects.

Transportation costs for our wood products segment in the first half of 2021 increased by approximately 15% to $16.1 million from $14.0 million in the same period of 2020 primarily due to the negative impact of a weaker dollar on our euro denominated transportations costs.

In the first half of 2021, our wood products segment had operating income of $70.3 million compared to $9.9 million in the same period of 2020 primarily due to a higher lumber realized sales price.

Liquidity and Capital Resources

Summary of Cash Flows

	Six Months Ended June 30,
	2021	2020
	(in thousands)
Net cash from (used in) operating activities	$111,440	$(5,737)
Net cash used in investing activities	(68,656)	(44,242)
Net cash from (used in) financing activities	(16,751)	4,902
Effect of exchange rate changes on cash and cash equivalents	(2,597)	(2,674)
Net increase (decrease) in cash and cash equivalents	$23,436	$(47,751)

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

Cash Flows from Operating Activities. Cash provided by operating activities was $111.4 million in the six months ended June 30, 2021 compared to cash used in operating activities of $5.7 million in the comparative period of 2020. In the first half of 2021, a decrease in accounts receivable provided cash of $3.9 million compared to an increase in accounts receivable using cash of $6.0 million in the same period of 2020. In the first half of 2021, an increase in inventories used cash of $42.8 million in the six months ended June 30, 2021 compared to $6.7 million in the same period of 2020. An increase in accounts payable and accrued expenses provided cash of $34.6 million compared to a decrease in accounts payable and accrued expenses using cash of $49.8 million in the same period of 2020.

Cash Flows from Investing Activities. Investing activities in the six months ended June 30, 2021 used cash of $68.7 million. In the first half of 2021, capital expenditures were $87.4 million and included the Peace River recovery boiler rebuild, which was financed with insurance proceeds of $20.0 million, capacity expansion projects at the Stendal mill, the substantial completion of the Phase II expansion and optimization project at our Friesau sawmill and other smaller maintenance and optimization projects. In the six months ended June 30, 2020, investing activities used cash of $44.2 million primarily related to capital expenditures.

Cash Flows from Financing Activities. In the first half of 2021, financing activities used cash of $16.8 million. In the six months ended June 30, 2021, we repaid $57.1 million of our credit facilities, received net proceeds from the Refinancing after giving effect to the Redemption of $50.4 million, we paid note issuance costs of $14.4 million related to the issuance of the 2029 Senior Notes and paid $4.3 million of dividends. In the six months ended June 30, 2021, we received $8.5 million in government grants to partially finance innovation and greenhouse gas emission reduction capital projects at our Canadian mills. In the first half of 2020, financing activities provided cash of $4.9 million primarily from $25.6 million of borrowings under our revolving credit facilities. In the six months ended June 30, 2020 we paid dividends of $9.0 million and used $0.2 million to repurchase common shares.

Balance Sheet Data

The following table is a summary of selected financial information as of the dates indicated:

	June 30,	December 31,
	2021	2020
	(in thousands)
Cash and cash equivalents	$384,534	$361,098
Working capital	$672,237	$663,056
Total assets	$2,214,698	$2,129,126
Long-term liabilities	$1,345,200	$1,316,303
Total shareholders' equity	$604,134	$601,027

FORM 10-Q

QUARTERLY REPORT - PAGE 30

Sources and Uses of Funds

Our principal sources of funds are cash flows from operations and cash and cash equivalents on hand. Our principal uses of funds consist of operating expenditures, capital expenditures and interest payments on our senior notes.

The following table sets out our total capital expenditures and interest expense for the periods indicated:

	Six Months Ended June 30,
	2021	2020
	(in thousands)
Capital expenditures(1)	$87,386	$44,562
Cash paid for interest expense(2)	$40,110	$38,228
Interest expense(3)	$36,149	$40,192

(1)	Includes expenditures for the recovery boiler rebuild at the Peace River mill which is financed with insurance proceeds of $20.0 million.
(2)	Amounts differ from interest expense which includes non-cash items. See supplemental disclosure of cash flow information from our Interim Consolidated Statements of Cash Flows included in this report.
(3)

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

As of June 30, 2021 we had cash and cash equivalents of $384.5 million and approximately $310.4 million available under our revolving credit facilities and as a result aggregate liquidity of about $694.9 million.

As of June 30, 2021, we have received approximately $15.8 million in government grants to partially finance greenhouse gas emission reduction capital projects and innovation at our Canadian mills. These projects include upgrades to the woodrooms at such mills which are also expected to reduce fiber costs. As a result of such new woodroom projects, our expected 2021 capital expenditures, excluding amounts financed by government grants and expected insurance proceeds, will be approximately $185 million.

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

FORM 10-Q

QUARTERLY REPORT - PAGE 31

Debt Covenants

Certain of our long-term obligations contain various financial tests and covenants customary to these types of arrangements. See our annual report on Form 10-K for the fiscal year ended December 31, 2020.

As of June 30, 2021, we were in full compliance with all of the covenants of our indebtedness.

Off-Balance Sheet Arrangements

At June 30, 2021, we did not have any off-balance sheet arrangements (as defined in Item 303(a)(4)(ii) of Regulation S-K).

Contractual Obligations and Commitments

There were no material changes outside the ordinary course to any of our material contractual obligations during the six months ended June 30, 2021.

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

As a result of the strengthening of the dollar versus the euro as of June 30, 2021, we recorded a net non-cash decrease of $17.6 million in the carrying value of our net assets, consisting primarily of our fixed assets denominated in euros. This non-cash decrease does not affect our net income (loss), Operating EBITDA or cash but is reflected in our other comprehensive income (loss) and as a decrease to our total equity. As a result, our accumulated other comprehensive loss increased to $44.8 million.

Based upon the exchange rate as of June 30, 2021, the dollar has strengthened by approximately 3% against the euro and has weakened by approximately 3% against the Canadian dollar since December 31, 2020. See "Quantitative and Qualitative Disclosures about Market Risk".

Credit Rating of Senior Notes

We and our Senior Notes are rated by Standard & Poor's Rating Services, referred to as “S&P”.

In June 2021, S&P revised its outlook to stable from negative and confirmed its rating on our senior Notes is B+. Its recovery rating remained unchanged at “3”. Credit ratings are not recommendations to buy, sell or hold securities and may be subject to revision or withdrawal by the assigning rating organization. Each rating should be evaluated independently of any other rating.

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

FORM 10-Q

QUARTERLY REPORT - PAGE 32

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

QUARTERLY REPORT - PAGE 33

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

FORM 10-Q

QUARTERLY REPORT - PAGE 34

•	we participate in German statutory energy programs;
•	our international sales and operations are subject to applicable laws relating to trade, export controls and foreign corrupt practices, the violation of which could adversely affect our operations;

Risks Related to Ownership of our Shares

•	the price of our common stock may be volatile; and
•	a small number of our shareholders could significantly influence our business.

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

Demand for each of pulp and lumber has historically been determined primarily by general global macro-economic conditions and has been closely tied to overall business activity. Pulp prices have been and are likely to continue to be volatile and can fluctuate widely over time. Between 2011 and 2021, European list prices for NBSK pulp have fluctuated between a low of approximately $760 per ADMT in 2012 to a high of $1,345 per ADMT in 2021. In the same period, the average North American NBHK price has fluctuated between a low of $700 per ADMT in 2012 to a high of $1,350 per ADMT in 2021.

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

FORM 10-Q

QUARTERLY REPORT - PAGE 35

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

QUARTERLY REPORT - PAGE 36

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

101

The following financial information from the Quarterly Report on Form 10-Q for the fiscal period ended June 30, 2021 of Mercer International Inc., formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Interim Consolidated Statements of Operations; (ii) Interim Consolidated Statements of Comprehensive Income (Loss); (iii) Interim Consolidated Balance Sheets; (iv) Interim Consolidated Statements of Changes in Shareholders' Equity; (v) Interim Consolidated Statements of Cash Flows; and (vi) Notes to the Interim Consolidated Financial Statements.

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 has been formatted in Inline XBRL.

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

Date: July 29, 2021

FORM 10-Q

QUARTERLY REPORT - PAGE 40