Form 10-Q
period 2021-09-30
MERCER INTERNATIONAL INC.
filed 2021-10-28
CIK 1333274

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

The Registrant had 66,037,552 shares of common stock outstanding as of October 27, 2021.

PART I. FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

MERCER INTERNATIONAL INC.

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021

(Unaudited)

FORM 10-Q

QUARTERLY REPORT - PAGE 2

MERCER INTERNATIONAL INC.

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands of U.S. dollars, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues	$469,746	$333,151	$1,284,298	$1,024,945
Costs and expenses
Cost of sales, excluding depreciation and amortization	302,221	272,165	910,244	832,554
Cost of sales depreciation and amortization	34,294	31,862	97,175	94,952
Selling, general and administrative expenses	19,476	15,388	60,259	49,326
Operating income	113,755	13,736	216,620	48,113
Other income (expenses)
Interest expense	(16,882)	(19,864)	(53,031)	(60,056)
Loss on early extinguishment of debt	—	—	(30,368)	—
Other income	4,735	11,898	9,118	12,136
Total other expenses, net	(12,147)	(7,966)	(74,281)	(47,920)
Income before income taxes	101,608	5,770	142,339	193
Income tax recovery (provision)	(32,490)	1,775	(45,873)	(4,451)
Net income (loss)	$69,118	$7,545	$96,466	$(4,258)
Net income (loss) per common share
Basic	$1.05	$0.11	$1.46	$(0.06)
Diluted	$1.04	$0.11	$1.46	$(0.06)
Dividends declared per common share	$0.0650	$0.0650	$0.1950	$0.2675

INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands of U.S. dollars)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income (loss)	$69,118	$7,545	$96,466	$(4,258)
Other comprehensive income (loss)
Change in unrecognized losses and prior service costs related to defined benefit pension plans	(19)	8	984	31
Income tax provision	—	—	(681)	—
Change in unrecognized losses and prior service costs related to defined benefit pension plans, net of tax	(19)	8	303	31
Foreign currency translation adjustment	(42,110)	52,280	(59,676)	21,488
Other comprehensive income (loss), net of taxes	(42,129)	52,288	(59,373)	21,519
Total comprehensive income	$26,989	$59,833	$37,093	$17,261

See accompanying Notes to the Interim Consolidated Financial Statements.

FORM 10-Q

QUARTERLY REPORT - PAGE 3

MERCER INTERNATIONAL INC.

INTERIM CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

	September 30,	December 31,
	2021	2020
ASSETS
Current assets
Cash and cash equivalents	$338,730	$361,098
Accounts receivable, net	253,731	227,055
Inventories	345,107	271,696
Prepaid expenses and other	14,708	15,003
Total current assets	952,276	874,852
Property, plant and equipment, net	1,141,303	1,109,740
Investment in joint ventures	43,341	46,429
Amortizable intangible assets, net	48,955	51,571
Operating lease right-of-use assets	10,474	13,251
Other long-term assets	34,243	31,928
Deferred income tax	1,161	1,355
Total assets	$2,231,753	$2,129,126
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and other	$255,571	$210,994
Pension and other post-retirement benefit obligations	920	802
Total current liabilities	256,491	211,796
Debt	1,162,377	1,145,294
Pension and other post-retirement benefit obligations	29,938	31,810
Finance lease liabilities	55,201	41,329
Operating lease liabilities	7,257	9,933
Other long-term liabilities	11,192	10,909
Deferred income tax	81,461	77,028
Total liabilities	1,603,917	1,528,099
Shareholders’ equity
Common shares $1 par value; 200,000,000 authorized; 66,037,000 issued and outstanding (2020 – 65,868,000)	65,988	65,800
Additional paid-in capital	348,098	345,696
Retained earnings	300,698	217,106
Accumulated other comprehensive loss	(86,948)	(27,575)
Total shareholders’ equity	627,836	601,027
Total liabilities and shareholders’ equity	$2,231,753	$2,129,126

Commitments and contingencies (Note 14)
Subsequent event (Note 8)

See accompanying Notes to the Interim Consolidated Financial Statements.

FORM 10-Q

QUARTERLY REPORT - PAGE 4

MERCER INTERNATIONAL INC.

INTERIM CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(Unaudited)

(In thousands of U.S. dollars)

	Common shares
	Number (thousands of shares)	Amount, at Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Three Months Ended September 30:
Balance as of June 30, 2021	66,037	$65,988	$347,093	$235,872	$(44,819)	$604,134
Stock compensation expense	—	—	1,005	—	—	1,005
Net income	—	—	—	69,118	—	69,118
Dividends declared	—	—	—	(4,292)	—	(4,292)
Other comprehensive loss	—	—	—	—	(42,129)	(42,129)
Balance as of September 30, 2021	66,037	$65,988	$348,098	$300,698	$(86,948)	$627,836

Balance as of June 30, 2020	65,868	$65,800	$344,688	$231,101	$(147,329)	$494,260
Stock compensation expense	—	—	895	—	—	895
Net income	—	—	—	7,545	—	7,545
Dividends declared	—	—	—	(4,281)	—	(4,281)
Other comprehensive income	—	—	—	—	52,288	52,288
Balance as of September 30, 2020	65,868	$65,800	$345,583	$234,365	$(95,041)	$550,707

Nine Months Ended September 30:
Balance as of December 31, 2020	65,868	$65,800	$345,696	$217,106	$(27,575)	$601,027
Shares issued on grants of restricted shares	49	68	(68)	—	—	—
Shares issued on grants of performance share units	120	120	(120)	—	—	—
Stock compensation expense	—	—	2,590	—	—	2,590
Net income	—	—	—	96,466	—	96,466
Dividends declared	—	—	—	(12,874)	—	(12,874)
Other comprehensive loss	—	—	—	—	(59,373)	(59,373)
Balance as of September 30, 2021	66,037	$65,988	$348,098	$300,698	$(86,948)	$627,836

Balance as of December 31, 2019	65,629	$65,598	$344,994	$256,371	$(116,560)	$550,403
Shares issued on grants of restricted shares	68	31	(31)	—	—	—
Shares issued on grants of performance share units	195	195	(195)	—	—	—
Stock compensation expense	—	—	815	—	—	815
Net loss	—	—	—	(4,258)	—	(4,258)
Dividends declared	—	—	—	(17,610)	—	(17,610)
Repurchase of common shares	(24)	(24)	—	(138)	—	(162)
Other comprehensive income	—	—	—	—	21,519	21,519
Balance as of September 30, 2020	65,868	$65,800	$345,583	$234,365	$(95,041)	$550,707

See accompanying Notes to the Interim Consolidated Financial Statements.

FORM 10-Q

QUARTERLY REPORT - PAGE 5

MERCER INTERNATIONAL INC.

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands of U.S. dollars)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cash flows from (used in) operating activities
Net income (loss)	$69,118	$7,545	$96,466	$(4,258)
Adjustments to reconcile net income (loss) to cash flows from operating activities
Depreciation and amortization	34,315	31,884	97,237	95,031
Deferred income tax provision (recovery)	5,005	(4,255)	7,485	(10,330)
Inventory impairment	—	8,000	—	25,998
Loss on early extinguishment of debt	—	—	30,368	—
Defined benefit pension plans and other post-retirement benefit plan expense	879	769	2,654	2,270
Stock compensation expense	1,005	895	2,590	815
Gain on sale of investments	—	(15,443)	—	(15,443)
Foreign exchange transaction losses (gains)	(5,721)	3,384	(12,361)	4,120
Other	(844)	(1,801)	(1,104)	(2,993)
Defined benefit pension plans and other post-retirement benefit plan contributions	(1,065)	(783)	(3,190)	(2,495)
Changes in working capital
Accounts receivable	(31,441)	17,226	(27,500)	11,238
Inventories	(39,512)	(8,031)	(82,275)	(20,443)
Accounts payable and accrued expenses	12,180	(4,219)	46,783	(54,000)
Other	(3,775)	(6,683)	(5,569)	(6,759)
Net cash from (used in) operating activities	40,144	28,488	151,584	22,751
Cash flows from (used in) investing activities
Purchase of property, plant and equipment	(38,306)	(14,639)	(125,692)	(59,201)
Acquisition of Mercer Mass Timber (Note 2)	(51,258)	—	(51,258)	—
Insurance proceeds	1,530	—	21,578	—
Purchase of amortizable intangible assets	(460)	(30)	(1,669)	(557)
Purchase of investments	—	—	—	(9,370)
Proceeds from sale of investments	—	21,540	—	21,540
Other	2,873	396	2,764	1,243
Net cash from (used in) investing activities	(85,621)	7,267	(154,277)	(46,345)
Cash flows from (used in) financing activities
Redemption of senior notes	—	—	(824,557)	—
Proceeds from issuance of senior notes	—	—	875,000	—
Proceeds from (repayment of) revolving credit facilities, net	3,967	8,750	(53,145)	34,359
Dividend payments	(4,293)	(4,282)	(8,582)	(13,329)
Payment of note issuance costs	(69)	—	(14,483)	—
Proceeds from government grants	361	—	8,893	299
Repurchase of common shares	—	—	—	(162)
Other	(2,254)	(302)	(2,165)	(2,729)
Net cash from (used in) financing activities	(2,288)	4,166	(19,039)	18,438
Effect of exchange rate changes on cash and cash equivalents	1,961	2,325	(636)	(349)
Net increase (decrease) in cash and cash equivalents	(45,804)	42,246	(22,368)	(5,505)
Cash and cash equivalents, beginning of period	384,534	303,334	361,098	351,085
Cash and cash equivalents, end of period	$338,730	$345,580	$338,730	$345,580

Supplemental cash flow disclosure:
Cash paid for interest	$32,095	$38,029	$72,205	$76,257
Cash paid for income taxes	$9,039	$2,916	$14,174	$17,797
Supplemental schedule of non-cash investing and financing activities:
Leased production equipment	$2,215	$510	$25,394	$11,206

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

Use of Estimates

Preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant management judgment is required in determining the accounting for, among other things, pension and other post-retirement benefit obligations, deferred income taxes (valuation allowance and permanent reinvestment), depreciation and amortization, future cash flows associated with impairment testing for long-lived assets, the allocation of the purchase price for a group of assets or a business to the assets acquired and liabilities assumed, legal liabilities and contingencies. Actual results could differ materially from these estimates, and changes in these estimates are recorded when known.

Impact of the COVID-19 Pandemic

The Company is subject to risks and uncertainties as a result of the COVID-19 pandemic. COVID-19 infections and health risks, including from variants, continue.

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

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Note 2. Asset Acquisition

Mercer Mass Timber

On August 5, 2021, the Company acquired a cross-laminated timber facility for $51,258 cash, including $1,258 of acquisition costs. The acquired facility is called Mercer Mass Timber LLC (“MMT”).

MMT is accounted for as an acquisition of a group of assets as management determined it does not qualify as an acquisition of a business under GAAP. Substantially all of the purchase price was allocated to the land, building and production equipment acquired.

Note 3. Inventories

Inventories as of September 30, 2021 and December 31, 2020, were comprised of the following:

	September 30,	December 31,
	2021	2020
Raw materials	$107,681	$74,526
Finished goods	129,627	88,256
Spare parts and other	107,799	108,914
	$345,107	$271,696

Note 4. Accounts Payable and Other

Accounts payable and other as of September 30, 2021 and December 31, 2020, was comprised of the following:

	September 30,	December 31,
	2021	2020
Trade payables	$48,104	$42,730
Accrued expenses	129,893	90,875
Interest payable	11,180	33,241
Income tax payable	36,676	23,256
Government grants (a)	7,260	7,161
Insurance proceeds	—	3,369
Other	22,458	10,362
	$255,571	$210,994

(a)

The Canadian mills have a liability for unspent government grants which are required to be used to partially finance greenhouse gas emission reduction and innovation capital projects. The grants are recorded in “Cash and cash equivalents” in the Interim Consolidated Balance Sheets, however, they are considered to be restricted as they are repayable if the mills do not spend the funds on approved projects.

FORM 10-Q

QUARTERLY REPORT - PAGE 8

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Note 5. Debt

Debt as of September 30, 2021 and December 31, 2020, was comprised of the following:

		September 30,	December 31,
	Maturity	2021	2020
Senior notes (a)
5.500% senior notes	2026	$300,000	$300,000
5.125% senior notes	2029	875,000	—
6.500% senior notes	2024	—	250,000
7.375% senior notes	2025	—	550,000

Credit arrangements
€200 million joint revolving credit facility (b)	2023	—	—
C$60 million revolving credit facility (c)	2024	3,924	21,992
C$60 million revolving credit facility (d)	2023	—	32,988
€2.6 million demand loan (e)		—	—
		1,178,924	1,154,980
Less: unamortized premium and issuance costs, net		(16,547)	(9,686)
		$1,162,377	$1,145,294

The maturities of the principal portion of debt as of September 30, 2021 were as follows:

2021	$—
2022	—
2023	—
2024	3,924
2025	—
Thereafter	1,175,000
$1,178,924

Certain of the Company's debt instruments were issued under agreements which, among other things, may limit its ability and the ability of its subsidiaries to make certain payments, including dividends. These limitations are subject to specific exceptions. As of September 30, 2021, the Company was in compliance with the terms of its debt agreements.

(a)

In January 2021, the Company issued $875,000 in aggregate principal amount of 5.125% senior notes which mature on February 1, 2029 (the “2029 Senior Notes”). The net proceeds from the 2029 Senior Notes issuance were $860,517 after deducting the underwriter’s discount and offering expenses. The net proceeds were used to redeem the outstanding senior notes which were to mature in 2024 and 2025 and for general corporate purposes. In connection with the redemption, the Company recorded a loss on early extinguishment of debt of $30,368 in the Interim Consolidated Statements of Operations.

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

(b)

A €200.0 million joint revolving credit facility with all of the Company's German mills that matures in December 2023. Borrowings under the facility are unsecured and bear interest at Euribor plus a variable margin ranging from 1.05% to 2.00% dependent on conditions including but not limited to a prescribed leverage ratio. As of September 30, 2021, approximately €10.8 million ($12,519) of this facility was supporting bank guarantees and approximately €189.2 million ($219,061) was available.

(c)

A C$60.0 million revolving credit facility for Peace River that matures in February 2024. The facility is available by way of: (i) Canadian dollar denominated advances, which bear interest at a designated prime rate per annum; (ii) banker's acceptance equivalent loans, which bear interest at the applicable Canadian dollar banker's acceptance plus 1.25% to 1.50% per annum; (iii) dollar denominated base rate advances at the greater of the federal funds rate plus 0.50%, a designated LIBOR rate plus 1.00% and the bank's applicable reference rate for U.S. dollar loans; and (iv) dollar LIBOR advances, which bear interest at LIBOR plus 1.25% to 1.50% per annum. Borrowings under the facility are collateralized by, among other things, the mill's inventories and accounts receivable. As of September 30, 2021, approximately C$5.0 million ($3,924) of this facility was drawn and accruing interest at a rate of 2.45%, approximately C$0.9 million ($718) was supporting letters of credit and approximately C$54.1 million ($42,450) was available.

(d)

A C$60.0 million revolving credit facility for Celgar that matures in July 2023. Borrowings under the facility are collateralized by the mill's inventories, accounts receivable, general intangibles and capital assets and are restricted by a borrowing base calculated on the mill's inventories and accounts receivable. The facility is available by way of: (i) Canadian and U.S. dollar denominated advances, which bear interest at a designated prime rate less 0.125% to plus 0.125% per annum; (ii) banker's acceptance equivalent loans, which bear interest at the applicable Canadian dollar banker's acceptance plus 1.25% to 1.625% per annum; and (iii) dollar LIBOR advances, which bear interest at LIBOR plus 1.25% to 1.625% per annum. As of September 30, 2021, approximately C$0.5 million ($354) was supporting letters of credit and approximately C$59.5 million ($46,738) was available.

(e)

A €2.6 million demand loan for Rosenthal that does not have a maturity date. Borrowings under this facility are unsecured and bear interest at the rate of the three-month Euribor plus 2.50%. As of September 30, 2021, approximately €2.6 million ($2,955) of this facility was supporting bank guarantees and approximately $nil was available.

FORM 10-Q

QUARTERLY REPORT - PAGE 10

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Note 6. Pension and Other Post-Retirement Benefit Obligations

Defined Benefit Plans

Pension benefits are based on employees' earnings and years of service. The defined benefit plans are funded by contributions from the Company based on actuarial estimates and statutory requirements. The components of the net benefit costs for the Celgar and Peace River defined benefit plans, in aggregate for the three and nine month periods ended September 30, 2021 and 2020 were as follows:

	Three Months Ended September 30,
	2021		2020
	Pension	Other Post- Retirement Benefits	Pension	Other Post- Retirement Benefits
Service cost	$981	$76	$857	$65
Interest cost	876	98	848	97
Expected return on plan assets	(1,123)	—	(1,106)	—
Amortization of unrecognized items	168	(197)	232	(224)
Net benefit costs	$902	$(23)	$831	$(62)

	Nine Months Ended September 30,
	2021		2020
	Pension	Other Post- Retirement Benefits	Pension	Other Post- Retirement Benefits
Service cost	$2,962	$228	$2,530	$192
Interest cost	2,647	294	2,502	286
Expected return on plan assets	(3,392)	—	(3,271)	—
Amortization of unrecognized items	509	(594)	693	(662)
Net benefit costs	$2,726	$(72)	$2,454	$(184)

The components of the net benefit costs other than service cost are recorded in "Other income" in the Interim Consolidated Statements of Operations. The amortization of unrecognized items relates to net actuarial losses and prior service costs.

Defined Contribution Plan

Effective December 31, 2008, the defined benefit plans at the Celgar mill were closed to new members. In addition, the related defined benefit service accrual ceased on December 31, 2008, and members began to receive pension benefits, at a fixed contractual rate, under a new defined contribution plan effective January 1, 2009. During the three and nine month periods ended September 30, 2021, the Company made contributions of $226 and $921, respectively to this plan (2020 – $320 and $791).

Multiemployer Plan

The Company participates in a multiemployer plan for the hourly-paid employees at the Celgar mill. The contributions to the plan are determined based on a percentage of pensionable earnings pursuant to a collective bargaining agreement. The Company has no current or future contribution obligations in excess of the contractual contributions. During the three and nine month periods ended September 30, 2021, the Company made contributions of $625 and $1,949, respectively to this plan (2020 – $475 and $1,481).

FORM 10-Q

QUARTERLY REPORT - PAGE 11

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Note 7. Income Taxes

Differences between the U.S. Federal statutory and the Company's effective tax rates for the three and nine month periods ended September 30, 2021 and 2020, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
U.S. Federal statutory rate	21%	21%	21%	21%
U.S. Federal statutory rate on income before income taxes	$(21,337)	$(1,212)	$(29,891)	$(41)
Tax differential on foreign income	(7,309)	611	(16,689)	(1,270)
Effect of foreign earnings (a)	1,965	468	(4,655)	(2,402)
Valuation allowance (b)	(1,073)	(919)	(12,025)	(4,084)
Tax benefit of partnership structure	783	935	2,349	2,805
Non-taxable foreign subsidies	733	734	2,224	2,098
True-up of prior year taxes	2,294	(1,996)	5,418	(2,150)
Annual effective tax rate adjustment	(9,000)	—	9,000	—
Other, net	454	3,154	(1,604)	593
Income tax recovery (provision)	$(32,490)	$1,775	$(45,873)	$(4,451)
Comprised of:
Current income tax provision	$(27,485)	$(2,480)	$(38,388)	$(14,781)
Deferred income tax recovery (provision)	(5,005)	4,255	(7,485)	10,330
Income tax recovery (provision)	$(32,490)	$1,775	$(45,873)	$(4,451)

(a)	Primarily due to the impact of the global intangible low-taxed income provision in the Tax Cuts and Jobs Act of 2017.

(b)	For the three and nine month periods ended September 30, 2021, the valuation allowance primarily relates to taxable losses and denied interest expense.

Note 8. Shareholders' Equity

Dividends

The Company's board of directors declared quarterly dividends during the nine month period ended September 30, 2021 as follows:

Date Declared	Dividend Per Common Share	Amount
February 16, 2021	$0.065	$4,289
April 29, 2021	0.065	4,293
July 29, 2021	0.065	4,292
	$0.195	$12,874

On October 28, 2021, the Company's board of directors declared a quarterly dividend of $0.065 per common share. Payment of the dividend will be made on December 30, 2021 to all shareholders of record on December 22, 2021. Future dividends are subject to approval by the board of directors and may be adjusted as business and industry conditions warrant.

FORM 10-Q

QUARTERLY REPORT - PAGE 12

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Note 8. Shareholders' Equity (continued)

Stock Based Compensation

The Company has a stock incentive plan which provides for options, restricted stock rights, restricted shares, performance shares, performance share units ("PSUs") and stock appreciation rights to be awarded to employees, consultants and non-employee directors. During the three and nine month periods ended September 30, 2021, there were no issued and outstanding options, restricted stock rights, performance shares or stock appreciation rights. As of September 30, 2021, after factoring in all allocated shares, there remain approximately 1.2 million common shares available for grant.

PSUs

PSUs comprise rights to receive common shares at a future date that are contingent on the Company and the grantee achieving certain performance objectives. The performance objective period is generally three years. For the three and nine month periods ended September 30, 2021, the Company recognized an expense of $823 and $2,118, respectively related to PSUs (2020 – $757 and $444).

PSU activity during the nine month period ended September 30, 2021 was as follows:

Number of PSUs
Outstanding as of January 1, 2021	2,364,848
Granted	1,007,912
Vested and issued	(120,271)
Forfeited	(498,017)
Outstanding as of September 30, 2021	2,754,472

Restricted Shares

Restricted shares generally vest at the end of one year. For the three and nine month periods ended September 30, 2021, the Company recognized an expense of $182 and $472, respectively related to restricted shares (2020 – $138 and $371). As of September 30, 2021, the total remaining unrecognized compensation cost related to restricted shares amounted to approximately $487 which will be amortized over the remaining vesting periods.

Restricted share activity during the nine month period ended September 30, 2021 was as follows:

Number of Restricted Shares
Outstanding as of January 1, 2021	68,140
Granted	49,195
Vested	(68,140)
Outstanding as of September 30, 2021	49,195

FORM 10-Q

QUARTERLY REPORT - PAGE 13

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Note 9. Net Income (Loss) Per Common Share

The reconciliation of basic and diluted net income (loss) per common share for the three and nine month periods ended September 30, 2021 and 2020 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income (loss)
Basic and diluted	$69,118	$7,545	$96,466	$(4,258)

Net income (loss) per common share
Basic	$1.05	$0.11	$1.46	$(0.06)
Diluted	$1.04	$0.11	$1.46	$(0.06)

Weighted average number of common shares outstanding:
Basic (a)	65,988,357	65,799,946	65,929,712	65,757,921
Effect of dilutive instruments:
PSUs	317,674	79,489	318,404	—
Restricted shares	—	11,413	31,561	—
Diluted	66,306,031	65,890,848	66,279,677	65,757,921

(a)

For the three and nine month periods ended September 30, 2021, the basic weighted average number of common shares outstanding excludes 49,195 restricted shares which have been issued, but have not vested as of September 30, 2021 (2020 – 68,140 restricted shares).

The calculation of diluted net income (loss) per common share does not assume the exercise of any instruments that would have an anti-dilutive effect on net income (loss) per common share. Instruments excluded from the calculation of net income (loss) per common share because they were anti-dilutive for the three and nine month periods ended September 30, 2021 and 2020 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
PSUs	—	—	—	2,391,082
Restricted shares	—	—	—	68,140

Note 10. Accumulated Other Comprehensive Loss

The change in the accumulated other comprehensive loss by component (net of tax) for the nine month period ended September 30, 2021 was as follows:

	Foreign Currency Translation Adjustment	Defined Benefit Pension and Other Post- Retirement Benefit Items	Total
Balance as of January 1, 2021	$(19,578)	$(7,997)	$(27,575)
Other comprehensive income (loss) before reclassifications	(59,676)	388	(59,288)
Amounts reclassified	—	(85)	(85)
Other comprehensive income (loss), net of taxes	(59,676)	303	(59,373)
Balance as of September 30, 2021	$(79,254)	$(7,694)	$(86,948)

FORM 10-Q

QUARTERLY REPORT - PAGE 14

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Note 11. Related Party Transactions

The Company enters into related party transactions with its joint ventures. For the three and nine month periods ended September 30, 2021, pulp purchases from the Company's 50% owned Cariboo mill, which are transacted at the Cariboo mill's cost, were $21,136 and $69,331, respectively (2020 – $20,717 and $54,253) and as of September 30, 2021 the Company had a receivable balance from the Cariboo mill of $3,079 (December 31, 2020 – $3,518). For the three and nine month periods ended September 30, 2021, services from the Company's 50% owned logging and chipping operation, which are transacted at arm's length negotiated prices, were $2,646 and $7,880, respectively (2020 – $3,265 and $11,543) and as of September 30, 2021 the Company had a payable balance to the operation of $2,351 (December 31, 2020 – $1,953).

Note 12. Segment Information

The Company is managed based on the primary products it manufactures: pulp and wood products. Accordingly, the Company's four pulp mills and its 50% interest in the Cariboo mill are aggregated into the pulp segment, and the Friesau sawmill is a separate reportable segment, wood products. The Company's sandalwood business and MMT are included in Corporate and Other as they do not meet the criteria to be reported as separate reportable segments.

None of the income or loss items following operating income in the Company's Interim Consolidated Statements of Operations are allocated to the segments, as those items are reviewed separately by management.

Information about certain segment data for the three and nine month periods ended September 30, 2021 and 2020, was as follows:
Three Months Ended September 30, 2021	Pulp	Wood Products	Corporate and Other	Consolidated
Revenues from external customers	$396,743	$70,723	$2,280	$469,746
Operating income (loss)	$99,918	$18,299	$(4,462)	$113,755
Depreciation and amortization	$29,982	$3,675	$658	$34,315
Revenues by major products
Pulp	$374,287	$—	$—	$374,287
Lumber	—	67,605	—	67,605
Energy and chemicals	22,456	1,801	2,280	26,537
Wood residuals	—	1,317	—	1,317
Total revenues	$396,743	$70,723	$2,280	$469,746
Revenues by geographical markets (a)
U.S.	$48,627	$26,812	$975	$76,414
Germany	125,149	18,726	—	143,875
China	100,174	412	—	100,586
Other countries	122,793	24,773	1,305	148,871
Total revenues	$396,743	$70,723	$2,280	$469,746

(a)	Sales are attributed to countries based on the ship-to location provided by the customer.

FORM 10-Q

QUARTERLY REPORT - PAGE 15

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Note 12. Segment Information (continued)

Three Months Ended September 30, 2020	Pulp	Wood Products	Corporate and Other	Consolidated
Revenues from external customers	$274,916	$57,053	$1,182	$333,151
Operating income (loss)	$3,753	$11,963	$(1,980)	$13,736
Depreciation and amortization	$28,251	$3,446	$187	$31,884
Revenues by major products
Pulp	$253,056	$—	$—	$253,056
Lumber	—	53,612	—	53,612
Energy and chemicals	21,860	2,226	1,182	25,268
Wood residuals	—	1,215	—	1,215
Total revenues	$274,916	$57,053	$1,182	$333,151
Revenues by geographical markets (a)
U.S.	$29,295	$31,466	$540	$61,301
Germany	79,535	11,744	—	91,279
China	83,554	—	—	83,554
Other countries	82,532	13,843	642	97,017
Total revenues	$274,916	$57,053	$1,182	$333,151

(a)	Sales are attributed to countries based on the ship-to location provided by the customer.

Nine Months Ended September 30, 2021	Pulp	Wood Products	Corporate and Other	Consolidated
Revenues from external customers	$1,046,748	$232,149	$5,401	$1,284,298
Operating income (loss)	$138,552	$88,590	$(10,522)	$216,620
Depreciation and amortization	$84,995	$11,146	$1,096	$97,237
Total assets (a)	$1,765,620	$249,380	$216,753	$2,231,753
Revenues by major products
Pulp	$989,060	$—	$—	$989,060
Lumber	—	221,201	—	221,201
Energy and chemicals	57,688	6,607	5,401	69,696
Wood residuals	—	4,341	—	4,341
Total revenues	$1,046,748	$232,149	$5,401	$1,284,298
Revenues by geographical markets (b)
U.S.	$128,905	$125,514	$2,281	$256,700
Germany	318,781	48,265	—	367,046
China	263,717	1,258	—	264,975
Other countries	335,345	57,112	3,120	395,577
Total revenues	$1,046,748	$232,149	$5,401	$1,284,298

(a)	Total assets for the pulp segment includes the Company's $43,341 investment in joint ventures, primarily for the Cariboo mill.

(b)	Sales are attributed to countries based on the ship-to location provided by the customer.

FORM 10-Q

QUARTERLY REPORT - PAGE 16

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Note 12. Segment Information (continued)

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
Revenues by geographical markets (a)
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

Revenues between segments are accounted for at prices that approximate fair value. These include revenues from the sale of residual fiber from the wood products segment to the pulp segment for use in the pulp production process and from the sale of residual fuel from the pulp segment to the wood products segment for use in energy production. For the three and nine month periods ended September 30, 2021, the pulp segment sold $88 and $239, respectively of residual fuel to the wood products segment (2020 – $42 and $388) and the wood products segment sold $2,536 and $8,369, respectively of residual fiber to the pulp segment (2020 – $2,246 and $9,676).

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

The estimated fair values of the Company's outstanding debt under the fair value hierarchy as of September 30, 2021 and December 31, 2020 were as follows:

	Fair value measurements as of September 30, 2021 using:
Description	Level 1	Level 2	Level 3	Total
Revolving credit facilities	$—	$3,924	$—	$3,924
Senior notes	—	1,199,969	—	1,199,969
	$—	$1,203,893	$—	$1,203,893

	Fair value measurements as of December 31, 2020 using:
Description	Level 1	Level 2	Level 3	Total
Revolving credit facilities	$—	$54,980	$—	$54,980
Senior notes	—	1,131,229	—	1,131,229
	$—	$1,186,209	$—	$1,186,209

The carrying value of the revolving credit facilities classified as Level 2 approximates the fair value as the variable interest rates reflect current interest rates for financial instruments with similar characteristics and maturities.

The fair value of the senior notes classified as Level 2 was determined using quoted prices in a dealer market, or using recent market transactions. The Company's senior notes are not carried at fair value in the Interim Consolidated Balance Sheets as of September 30, 2021 or December 31, 2020. However, fair value disclosure is required. The carrying value of the Company's senior notes, net of note issuance costs and premium is $1,158,453 as of September 30, 2021 (December 31, 2020 – $1,090,314).

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

The Company’s exposure to credit losses may increase if its customers are adversely affected by the COVID-19 pandemic. Although the Company has historically not experienced significant credit losses, it is possible that there could be a material adverse impact from potential adjustments of the carrying amount of trade receivables if the cash flows of the Company’s customers are adversely impacted by the COVID-19 pandemic. As of September 30, 2021, the Company has not had significant credit losses due to the COVID-19 pandemic.

The carrying amount of cash and cash equivalents of $338,730 and accounts receivable of $253,731 recorded in the Interim Consolidated Balance Sheet, net of any allowances for losses, represents the Company’s maximum exposure to credit risk.

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

In this document: (i) unless the context otherwise requires, references to “we”, “our”, “us”, the “Company” or “Mercer” mean Mercer International Inc. and its subsidiaries; (ii) references to “Mercer Inc.” mean the Company excluding its subsidiaries; (iii) information is provided as of September 30, 2021, unless otherwise stated; (iv) our reporting currency is dollars and references to “€” mean euros and “C$” mean Canadian dollars; (v) “ADMTs” refers to air-dried metric tonnes; (vi) “NBSK” refers to northern bleached softwood kraft; (vii) “NBHK” refers to northern bleached hardwood kraft; (viii) “MW” refers to megawatts and “MWh” refers to megawatt hours; (ix) “Mfbm” refers to thousand board feet of lumber and “MMfbm” mean million board feet of lumber; and (x) our lumber metrics are converted from cubic meters to Mfbm using a conversion ratio of 1.6 cubic meters to one Mfbm, which is the ratio commonly used in the industry.

Due to rounding, numbers presented throughout this report may not add up precisely to totals we provide and percentages may not precisely reflect the absolute figure.

The following discussion and analysis of our results of operations and financial condition for the three and nine months ended September 30, 2021 should be read in conjunction with our Interim Consolidated Financial Statements and related notes included in this quarterly report, as well as our most recent annual report on Form 10-K for the fiscal year ended December 31, 2020 filed with the Securities and Exchange Commission, referred to as the “SEC”.

Results of Operations

General

We have two reportable operating segments:

•	Pulp – consists of the manufacture, sale and distribution of pulp, electricity and other by-products at our pulp mills.
•	Wood Products – consists of the manufacture, sale and distribution of lumber, electricity and other wood residuals at our Friesau sawmill.

Each segment offers primarily different products and requires different manufacturing processes, technology and sales and marketing.

In August 2021, we acquired a cross-laminated timber (“CLT”) facility located in Spokane Washington for approximately $51.3 million. Its results are included and reported with Corporate and Other as it does not meet the criteria to be reported as a separate reportable segment.

Current Market Environment

As of September 30, 2021, third party industry quoted NBSK list prices in Europe and North America were approximately $1,345 per ADMT and $1,515 per ADMT, respectively and NBSK net prices in China were approximately $805 per ADMT. Prices for China are net of discounts, allowances and rebates.

Looking ahead to the fourth quarter, we currently expect generally steady NBSK pulp demand in Europe but a weakening market in China. For hardwood pulp, we currently expect negative pricing pressure due to the incremental supply expected to come on-line in the latter part of the fourth quarter.

With respect to our solid wood segment, we currently expect lumber demand in the fourth quarter to remain steady in all markets, with continued modest price improvements in the U.S. market and downward price pressure in the European market.

FORM 10-Q

QUARTERLY REPORT - PAGE 21

COVID-19 Pandemic

While the global roll-out of vaccines is ongoing, COVID-19 infections and health risks, including from variants, continue especially in unvaccinated populations. Consequently, we will maintain our measures and procedures put in place to protect our people and allow us to operate our business safely and efficiently. We are constantly monitoring our operations and guidance from governmental and health organizations to ensure we take appropriate and necessary actions to protect our people. To date we have not had any downtime at our mills or material disruptions to raw material supplies or access to logistics networks due to the COVID-19 pandemic.

Summary Financial Highlights

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021		2020
	(in thousands, other than per share amounts)
Statement of Operations Data
Pulp segment revenues	$396,743	$274,916	$1,046,748		$876,567
Wood products segment revenues	70,723	57,053	232,149		144,558
Corporate and other revenues	2,280	1,182	5,401		3,820
Total revenues	$469,746	$333,151	$1,284,298		$1,024,945

Pulp segment operating income	$99,918	$3,753	$138,552		$33,302
Wood products segment operating income	18,299	11,963	88,590		21,845
Corporate and other operating loss	(4,462)	(1,980)	(10,522)		(7,034)
Total operating income	$113,755	$13,736	$216,620		$48,113

Pulp segment depreciation and amortization	$29,982	$28,251	$84,995		$85,841
Wood products segment depreciation and amortization	3,675	3,446	11,146		8,627
Corporate and other depreciation and amortization	658	187	1,096		563
Total depreciation and amortization	$34,315	$31,884	$97,237		$95,031

Operating EBITDA(1)	$148,070	$45,620	$313,857		$143,144
Loss on early extinguishment of debt	$—	$—	$(30,368)	(2)	$—
Income tax recovery (provision)	$(32,490)	$1,775	$(45,873)		$(4,451)
Net income (loss)	$69,118	$7,545	$96,466		$(4,258)
Net income (loss) per common share
Basic	$1.05	$0.11	$1.46		$(0.06)
Diluted	$1.04	$0.11	$1.46		$(0.06)
Common shares outstanding at period end	66,037	65,868	66,037		65,868

(1)	The following table provides a reconciliation of net income (loss) to operating income and Operating EBITDA for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Net income (loss)	$69,118	$7,545	$96,466	$(4,258)
Income tax provision (recovery)	32,490	(1,775)	45,873	4,451
Interest expense	16,882	19,864	53,031	60,056
Loss on early extinguishment of debt	—	—	30,368	—
Other income	(4,735)	(11,898)	(9,118)	(12,136)
Operating income	113,755	13,736	216,620	48,113
Add: Depreciation and amortization	34,315	31,884	97,237	95,031
Operating EBITDA	$148,070	$45,620	$313,857	$143,144
(2)	Redemption of 6.5% senior notes due 2024 (the “2024 Senior Notes”) and 7.375% senior notes due 2025 (the “2025 Senior Notes”).

FORM 10-Q

QUARTERLY REPORT - PAGE 22

Selected Production, Sales and Other Data

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Pulp Segment
Pulp production ('000 ADMTs)
NBSK	443.0	400.2	1,195.0	1,279.1
NBHK	57.8	79.8	143.9	247.6
Annual maintenance downtime ('000 ADMTs)	42.8	15.0	253.7	28.6
Annual maintenance downtime (days)	44	10	188	27
Pulp sales ('000 ADMTs)
NBSK	402.2	369.9	1,151.3	1,230.8
NBHK	45.7	100.1	145.1	235.4
Average NBSK pulp prices ($/ADMT)(1)
Europe	1,345	840	1,223	841
China	832	572	892	572
North America	1,542	1,133	1,481	1,139
Average NBHK pulp prices ($/ADMT)(1)
China	623	443	694	456
North America	1,320	868	1,212	885
Average pulp sales realizations ($/ADMT)(2)
NBSK	847	562	777	565
NBHK	684	424	604	451
Energy production ('000 MWh)(3)	464.5	529.2	1,345.6	1,670.5
Energy sales ('000 MWh)(3)	185.8	215.5	517.8	669.3
Average energy sales realizations ($/MWh)(3)	114	96	101	92

Wood Products Segment
Lumber production (MMfbm)	102.1	96.8	336.6	326.6
Lumber sales (MMfbm)	97.7	118.5	315.3	345.2
Average lumber sales realizations ($/Mfbm)	692	453	702	383
Energy production and sales ('000 MWh)	14.1	17.8	51.4	63.3
Average energy sales realizations ($/MWh)	128	125	128	118

Average Spot Currency Exchange Rates
$ / €(4)	1.1784	1.1698	1.1958	1.1248
$ / C$(4)	0.7937	0.7508	0.7996	0.7388

(1)	Source: RISI pricing report. Europe and North America are list prices. China are net prices which include discounts, allowances and rebates.
(2)	Sales realizations after customer discounts, rebates and other selling concessions. Incorporates the effect of pulp price variations occurring between the order and shipment dates.
(3)	Does not include our 50% joint venture interest in the Cariboo mill, which is accounted for using the equity method.
(4)	Average Federal Reserve Bank of New York Noon Buying Rates over the reporting period.

Consolidated – Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020

Total revenues for the three months ended September 30, 2021 increased by approximately 41% to $469.7 million from $333.2 million in the same quarter of 2020 primarily due to higher pulp and lumber sales realizations partially offset by lower sales volumes.

Costs and expenses in the current quarter increased by approximately 11% to $356.0 million from $319.4 million in the third quarter of 2020 primarily due to higher energy, maintenance and per unit fiber costs partially offset by lower pulp and lumber sales volumes.

FORM 10-Q

QUARTERLY REPORT - PAGE 23

In the third quarter of 2021, cost of sales depreciation and amortization increased to $34.3 million from $31.9 million in the same quarter of 2020 primarily due to the completion of capital projects and the negative impact of a weaker dollar on our Canadian dollar and euro denominated depreciation expense.

Selling, general and administrative expenses increased to $19.5 million in the third quarter of 2021 from $15.4 million in the same quarter of 2020.

In the third quarter of 2021, our operating income increased to a record $113.8 million from $13.7 million in the same quarter of 2020 primarily due to higher pulp and lumber sales realizations partially offset by higher energy, maintenance and per unit fiber costs.

Interest expense in the current quarter decreased to $16.9 million from $19.9 million in the same quarter of 2020 primarily as a result of a lower weighted average interest rate.

In the third quarter of 2021, other income decreased to $4.7 million from $11.9 million in the same quarter of 2020. Other income in the current quarter is primarily related to foreign exchange gains on U.S. dollar denominated cash balances. Other income in the same quarter of the prior year includes $15.4 million realized gains on the sale of investments.

During the third quarter of 2021, the provision for income taxes was $32.5 million or an effective tax rate of approximately 32%. In the comparative quarter of 2020, we had a recovery for income taxes of $1.8 million primarily due to the income tax recoveries for our Canadian operations only partially offset by the tax provision for our German operations.

For the third quarter of 2021, our net income was $69.1 million, or $1.05 per basic share and $1.04 per diluted share compared to $7.5 million, or $0.11 per share, in the same quarter of 2020.

In the third quarter of 2021, Operating EBITDA increased to a record $148.1 million from $45.6 million in the same quarter of 2020 primarily due to higher pulp and lumber sales realizations partially offset by certain higher costs.

Operating Results by Business Segment

None of the income or loss items following operating income in our Interim Consolidated Statements of Operations are allocated to our segments, since those items are reviewed separately by management.

Pulp Segment – Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020

Selected Financial Information

	Three Months Ended September 30,
	2021	2020
	(in thousands)
Pulp revenues	$374,287	$253,056
Energy and chemical revenues	$22,456	$21,860
Depreciation and amortization	$29,982	$28,251
Operating income	$99,918	$3,753

Pulp revenues in the third quarter of 2021 increased by approximately 48% to $374.3 million from $253.1 million in the same quarter of 2020 due to higher sales realizations partially offset by lower sales volumes due to delays in certain product shipments.

Energy and chemical revenues increased by approximately 3% to $22.5 million in the third quarter of 2021 from $21.9 million in the same quarter of 2020 primarily due to a higher realized sales price partially offset by a lower sales volume primarily at the Rosenthal mill. During the current quarter, we benefitted from higher sales for some of our energy on the spot market. Our Rosenthal mill’s turbine was taken down in the third quarter of 2021 to complete extensive repair work which will continue into the first quarter of 2022 and has resulted in the mill purchasing replacement energy.

FORM 10-Q

QUARTERLY REPORT - PAGE 24

Total pulp production increased by approximately 4% to 500,866 ADMTs in the current quarter from 479,993 ADMTs in the same quarter of 2020 primarily due to higher production at the Celgar mill. In the current quarter of 2021, our pulp mills had 44 days of maintenance downtime (approximately 42,800 ADMTs) including our 50% owned Cariboo mill. In the comparative quarter of 2020, our pulp mills had ten days of annual maintenance downtime (approximately 15,000 ADMTs) and our Celgar mill had 30 days of market related downtime.

We estimate that annual maintenance downtime in the current quarter adversely impacted our operating income by approximately $14.9 million, comprised of approximately $8.6 million in direct out-of-pocket expenses and the balance in reduced production.

In the fourth quarter of 2021, our pulp mills currently have no planned annual maintenance downtime.

Total pulp sales volumes decreased by approximately 5% to 447,960 ADMTs in the current quarter from 469,998 ADMTs in the same quarter of 2020 primarily due to delays in certain shipments.

In the current quarter of 2021, prices for NBSK pulp increased from the same quarter of 2020 largely as a result of strong demand and low customer inventory levels. In the current quarter, average list prices for NBSK pulp in Europe and North America were approximately $1,345 per ADMT and $1,542 per ADMT, respectively, compared to approximately $840 per ADMT and $1,133 per ADMT, respectively, in the same quarter of 2020. Average NBSK net prices in China were approximately $832 per ADMT in the current quarter compared to approximately $572 per ADMT in the same quarter of 2020.

Average NBSK pulp sales realizations increased by approximately 51% to $847 per ADMT in the third quarter of 2021 from approximately $562 per ADMT in the same quarter of 2020.

In the current quarter of 2021, primarily as a result of the effect of the weaker dollar on our Canadian dollar and euro denominated costs and expenses, we had a negative impact of approximately $2.7 million in operating income due to foreign exchange compared to the same quarter of 2020.

Costs and expenses in the current quarter increased by approximately 9% to $296.9 million from $271.2 million in the third quarter of 2020 due to higher energy and maintenance costs partially offset by lower pulp sales volumes.

On average, in the current quarter overall per unit fiber costs were flat when compared to the same quarter of 2020. In the current quarter, per unit fiber costs for our German mills declined due to the availability of beetle damaged wood. For our Canadian mills, per unit fiber costs increased due to the higher usage of more expensive softwood chips. In the fourth quarter of 2021, we currently expect per unit fiber costs for our pulp mills to increase due to lower wood chip availability.

Transportation costs for our pulp segment were generally flat at $33.4 million in the current quarter from $32.6 million in the same quarter of 2020 despite the negative impact of a weaker dollar on freight costs and higher freight rates.

In the third quarter of 2021, depreciation and amortization increased to $30.0 million from $28.3 million in the same quarter of 2020 due to the completion of capital projects and the negative impact of a weaker dollar.

In the third quarter of 2021, pulp segment operating income increased to a record $99.9 million from $3.8 million in the same quarter of 2020 as higher pulp sales realizations were only partially offset by higher energy and maintenance costs.

FORM 10-Q

QUARTERLY REPORT - PAGE 25

Wood Products Segment – Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020

Selected Financial Information

	Three Months Ended September 30,
	2021	2020
	(in thousands)
Lumber revenues	$67,605	$53,612
Energy revenues	$1,801	$2,226
Wood residual revenues	$1,317	$1,215
Depreciation and amortization	$3,675	$3,446
Operating income	$18,299	$11,963

In the third quarter of 2021, lumber revenues increased by approximately 26% to $67.6 million from $53.6 million in the same quarter of 2020 due to higher sales realizations partially offset by lower sales volumes. Early in the third quarter of 2021, the U.S. market was historically strong but prices declined sharply later in the quarter. The European market was generally strong through the quarter. The U.S. market accounted for approximately 40% of our lumber revenues and approximately 39% of our lumber sales volumes. The majority of our remaining sales were to Europe.

Energy and wood residual revenues in the third quarter of 2021 decreased by approximately 9% to $3.1 million from $3.4 million in the same quarter of 2020 primarily due to lower energy production.

Lumber production increased by approximately 5% to 102.1 MMfbm in the current quarter of 2021 from 96.8 MMfbm in the same quarter of 2020 primarily due to capital improvements.

Lumber sales volumes decreased by approximately 18% to 97.7 MMfbm in the current quarter of 2021 from 118.5 MMfbm in the same quarter of 2020 primarily due to shipping delays.

Average lumber sales realizations increased by approximately 53% to $692 per Mfbm in the third quarter of 2021 from approximately $453 per Mfbm in the same quarter of 2020 primarily due to higher pricing in both the U.S. and European markets. U.S. lumber pricing increased due to strong housing demand early in the quarter. European lumber pricing increased due to steady demand and reduced supply as producers shifted product to the U.S. market.

Fiber costs were approximately 75% of our lumber cash production costs in the current quarter. In the comparative quarter of 2020, per unit fiber costs were low as a result of a large supply of beetle damaged wood. As producers have been working through such wood, more green wood is being harvested. As a result of utilizing more green wood and continuing strong sawlog demand, current quarter per unit fiber costs increased by approximately 74% from the same quarter of 2020. We currently expect modestly increasing per unit fiber costs in the fourth quarter of 2021.

In the third quarter of 2021, depreciation and amortization increased to $3.7 million from $3.4 million in the same quarter of 2020 primarily due to the completion of capital projects.

Transportation costs for our wood products segment were flat at $7.9 million in the current quarter from $8.0 million in the same quarter of 2020 primarily as a result of lower sales volumes generally being offset by higher freight costs.

In the third quarter of 2021, our wood products segment operating income increased by approximately 53% to $18.3 million from $12.0 million in the same quarter of 2020 primarily due to a higher lumber realized sales price partially offset by higher per unit fiber costs.

FORM 10-Q

QUARTERLY REPORT - PAGE 26

Consolidated – Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020

Total revenues for the nine months ended September 30, 2021 increased by approximately 25% to $1,284.3 million from $1,024.9 million in the nine months ended September 30, 2020 primarily due to higher pulp and lumber sales realizations partially offset by lower pulp, energy and lumber sales volumes.

Costs and expenses in the nine months ended September 30, 2021 increased by approximately 9% to $1,067.7 million from $976.8 million in the nine months ended September 30, 2020 primarily due to higher maintenance and energy costs and the negative impact of a weaker dollar on our Canadian dollar and euro denominated costs and expenses partially offset by lower sales volumes and per unit fiber costs.

In the nine months ended September 30, 2021, cost of sales depreciation and amortization increased to $97.2 million from $95.0 million in the same period of 2020 due to the completion of capital projects.

Selling, general and administrative expenses increased by approximately 22% to $60.3 million in the nine months ended September 30, 2021 from $49.3 million in the same period of 2020 primarily due to higher employee compensation and the negative impact of a weaker dollar.

In the nine months ended September 30, 2021, operating income increased to $216.6 million from $48.1 million in the same period of 2020 primarily due to higher pulp and lumber sales realizations and lower per unit fiber costs partially offset by higher maintenance and energy costs, the negative impact of a weaker dollar and lower sales volumes.

In January 2021, we refinanced (the “Refinancing”) a significant portion of our debt by issuing $875.0 million of 5.125% senior notes due 2029 (the “2029 Senior Notes”) and used the proceeds to redeem and/or repurchase all of our 6.5% 2024 Senior Notes and 7.375% 2025 Senior Notes at a cost including premium of $824.6 million (the “Redemption”). We recorded a loss on such Redemption of $30.4 million ($0.46 per share). The Refinancing reduced our annual interest expense going forward by approximately $12 million.

Interest expense in the nine months ended September 30, 2021 decreased to $53.0 million from $60.1 million in the same period of 2020 primarily as a result of a lower interest rate for our 2029 Senior Notes.

Other income in the nine months ended September 30, 2021 was $9.1 million compared to $12.1 million in the same period of 2020. Other income in the nine months ended September 30, 2021 was primarily due to foreign exchange gains on U.S. dollar denominated cash balances. Other income in the nine months ended September 30, 2020 was primarily due to $15.4 million of realized gains on the sale of investments.

In the nine months ended September 30, 2021, the provision for income taxes was $45.9 million or an effective tax rate of approximately 32%. In the nine months ended September 30, 2020, the provision for income taxes was $4.5 million primarily due to the tax provision for our German operations being partially offset by tax recoveries for our Canadian operations.

For the nine months ended September 30, 2021, our net income was $96.5 million, or $1.46 per share compared to a net loss of $4.3 million, or $0.06 per share, in the same period of 2020.

In the nine months ended September 30, 2021, Operating EBITDA increased to $313.9 million from $143.1 million in the same period of 2020 primarily due to higher pulp and lumber sales realizations and lower per unit fiber costs partially offset by higher maintenance and energy costs, the negative impact of a weaker dollar and lower sales volumes.

FORM 10-Q

QUARTERLY REPORT - PAGE 27

Pulp Segment – Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020

Selected Financial Information

	Nine Months Ended September 30,
	2021	2020
	(in thousands)
Pulp revenues	$989,060	$808,923
Energy and chemical revenues	$57,688	$67,644
Depreciation and amortization	$84,995	$85,841
Operating income	$138,552	$33,302

Pulp revenues in the nine months ended September 30, 2021 increased by approximately 22% to $989.1 million from $808.9 million in the same period of 2020 due to higher sales realizations partially offset by lower sales volumes.

Energy and chemical revenues decreased by approximately 15% to $57.7 million in the nine months ended September 30, 2021 from $67.6 million in the same period of 2020 primarily due to lower energy production as a result of annual maintenance downtime and required work and repairs on our Rosenthal mill's turbine.

Total pulp production declined by approximately 12% to 1,338,918 ADMTs in the nine months ended September 30, 2021 from 1,526,717 ADMTs in the same period of 2020. In the current period, our pulp mills had 188 days of annual maintenance downtime (approximately 253,700 ADMTs) including our 50% owned Cariboo mill. Approximately 88 days of such downtime was at our Peace River mill and primarily related to boiler work which was deferred from last year. In the nine months ended September 30, 2021, we received insurance proceeds of $21.6 million in connection with the costs of the Peace River mill boiler work and an initial payment of $4.2 million for our business interruption insurance claims. We currently expect our remaining business interruption insurance claim to be in excess of $15 million.

We estimate that annual maintenance downtime in the nine months ended September 30, 2021 adversely impacted our operating income by approximately $125.3 million, comprised of approximately $75.4 million in direct out-of-pocket expenses and the balance in reduced production (exclusive of business interruption insurance proceeds).

Total pulp sales volumes decreased by approximately 12% to 1,296,406 ADMTs in the nine months ended September 30, 2021 from 1,466,263 ADMTs in the same period of 2020 primarily due to lower production.

In the nine months ended September 30, 2021, prices for NBSK pulp increased from the same period of 2020, largely as a result of strong demand and low customer inventory levels. In the current period, average list prices for NBSK pulp in Europe and North America were approximately $1,223 per ADMT and $1,481 per ADMT, compared to approximately $841 per ADMT and $1,139 per ADMT, respectively, in the nine months ended September 30, 2020. In the current period, average NBSK net prices in China were approximately $892 per ADMT compared to approximately $572 per ADMT in the nine months ended September 30, 2020.

Average NBSK pulp sales realizations increased by approximately 38% to $777 per ADMT in the nine months ended September 30, 2021 from approximately $565 per ADMT in the same period of 2020.

In the nine months ended September 30, 2021, primarily as a result of the effect of the weakening dollar on our Canadian dollar and euro denominated costs and expenses, we had a negative impact of approximately $57.4 million in operating income due to foreign exchange compared to the same period of 2020.

Costs and expenses in the nine months ended September 30, 2021 increased by approximately 8% to $908.4 million from $843.7 million in the nine months ended September 30, 2020 primarily due to higher maintenance and energy costs and the negative impact of a weaker dollar partially offset by lower pulp sales volumes and per unit fiber costs.

On average, in the nine months ended September 30, 2021 overall per unit fiber costs decreased by approximately 4% from the same period of 2020. In the nine months ended September 30, 2021, per unit fiber costs for our German

FORM 10-Q

QUARTERLY REPORT - PAGE 28

mills declined due to the continued availability of beetle damaged wood. For our Canadian mills, per unit fiber costs were flat compared to the same period of 2020.

Transportation costs for our pulp segment decreased to $94.5 million in the nine months ended September 30, 2021 from $102.8 million in the same period of 2020 primarily as a result of lower sales volumes.

In the nine months ended September 30, 2021, depreciation and amortization decreased to $85.0 million from $85.8 million in the same period of 2020.

In the nine months ended September 30, 2021, pulp segment operating income increased to $138.6 million from $33.3 million in the same period of 2020 as higher pulp sales realizations and lower per unit fiber costs were only partially offset by higher maintenance and energy costs, the negative impact of a weaker dollar and lower pulp and energy sales volumes.

Wood Products Segment – Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020

Selected Financial Information

	Nine Months Ended September 30,
	2021	2020
	(in thousands)
Lumber revenues	$221,201	$132,209
Energy revenues	$6,607	$7,486
Wood residual revenues	$4,341	$4,863
Depreciation and amortization	$11,146	$8,627
Operating income	$88,590	$21,845

In the nine months ended September 30, 2021, lumber revenues increased by approximately 67% to $221.2 million from $132.2 million in the same period of 2020 primarily due to a higher realized sales price partially offset by a lower sales volume. Overall, in the nine months ended September 30, 2021, U.S. markets were strong with approximately 57% of our lumber revenues and 41% of sales volumes to such market. The majority of the balance of our lumber sales were to Europe.

Energy and wood residual revenues decreased by approximately 11% to $10.9 million in the nine months ended September 30, 2021 from $12.3 million in the same period of 2020 primarily due to lower sales realizations for wood residuals.

Lumber production increased by approximately 3% to 336.6 MMfbm in the nine months ended September 30, 2021 from 326.6 MMfbm in the same period of 2020 primarily due to capital improvements.

Lumber sales volumes decreased by approximately 9% to 315.3 MMfbm in the nine months ended September 30, 2021 from 345.2 MMfbm in the same period of 2020 primarily due to shipping delays.

Average lumber sales realizations increased to $702 per Mfbm in the nine months ended September 30, 2021 from approximately $383 per Mfbm in the same period of 2020 primarily due to higher pricing in the U.S. and European markets. U.S. lumber pricing increased due to strong housing and home improvement demand. European lumber pricing increased due to steady demand and reduced supply as producers shifted product to the U.S. market.

Fiber costs were approximately 75% of our lumber cash production costs in the nine months ended September 30, 2021. In the comparative period of 2020, per unit fiber costs were very low as a result of a large supply of beetle damaged wood.  As producers have been working through such wood, more green wood is being harvested. In the nine months ended September 30, 2021 per unit fiber costs increased by approximately 34% from the same period of 2020 as a result of using more green wood, continued strong demand for sawlogs and the negative impact of a weaker dollar on our euro denominated fiber costs.

FORM 10-Q

QUARTERLY REPORT - PAGE 29

Transportation costs for our wood products segment in the nine months ended September 30, 2021 increased by approximately 9% to $24.0 million from $22.0 million in the same period of 2020 primarily due to higher freight rates and the negative impact of a weaker dollar being only partially offset by lower sales volumes.

In the nine months ended September 30, 2021, depreciation and amortization increased to $11.1 million from $8.6 million in the same period of 2020 primarily due to the completion of capital projects.

In the nine months ended September 30, 2021, our wood products segment had operating income of $88.6 million compared to $21.8 million in the same period of 2020 primarily due to a higher lumber realized sales price partially offset by higher per unit fiber costs.

Liquidity and Capital Resources

Summary of Cash Flows

	Nine Months Ended September 30,
	2021	2020
	(in thousands)
Net cash from operating activities	$151,584	$22,751
Net cash used in investing activities	(154,277)	(46,345)
Net cash from (used in) financing activities	(19,039)	18,438
Effect of exchange rate changes on cash and cash equivalents	(636)	(349)
Net decrease in cash and cash equivalents	$(22,368)	$(5,505)

We operate in a cyclical industry and our operating cash flows vary accordingly. Our principal operating cash expenditures are for fiber, labor and chemicals. Working capital levels fluctuate throughout the year and are affected by maintenance downtime, changing sales patterns, seasonality and the timing of receivables and sales and the payment of payables and expenses.

Cash Flows from Operating Activities. Cash provided by operating activities was $151.6 million in the nine months ended September 30, 2021 compared to $22.8 million in the comparative period of 2020. An increase in accounts receivable used cash of $27.5 million in the current period compared to decrease in accounts receivable providing cash of $11.2 million in the same period of 2020. An increase in inventories used cash of $82.3 million in the nine months ended September 30, 2021 compared to $20.4 million in the same period of 2020. An increase in accounts payable and accrued expenses provided cash of $46.8 million in the current period compared to a decrease in accounts payable and accrued expenses using cash of $54.0 million in the same period of 2020.

Cash Flows from Investing Activities. Investing activities in the nine months ended September 30, 2021 used cash of $154.3 million comprised primarily of capital expenditures of $125.7 million and $51.3 million for the acquisition of our CLT facility in Spokane. Capital expenditures related primarily to the Peace River recovery boiler rebuild, which was financed with insurance proceeds of $21.6 million, capacity expansion projects at the Stendal mill, upgrades to the woodrooms at our Canadian pulp mills and the substantial completion of the Phase II expansion and optimization project at our Friesau sawmill. In the nine months ended September 30, 2020, investing activities used cash of $46.3 million primarily related to capital expenditures of $59.2 million and $9.4 million for other investments partially offset by proceeds of $21.5 million from the sale of such investments.

Cash Flows from Financing Activities. In the nine months ended September 30, 2021, financing activities used cash of $19.0 million. In the current period, we repaid $53.1 million of our credit facilities, received net proceeds from the Refinancing after giving effect to the Redemption of $50.4 million, paid note issuance costs of $14.5 million in respect of the 2029 Senior Notes and paid $8.6 million of dividends. In the nine months ended September 30, 2021, we received $8.9 million in government grants to partially finance innovation and greenhouse gas emission reduction capital projects at our Canadian mills. In the nine months ended September 30, 2020, financing activities provided cash of $18.4 million primarily from $34.4 million of borrowings under our revolving credit facilities. In the nine months ended September 30, 2020 we paid dividends of $13.3 million and used $0.2 million to repurchase common shares.

FORM 10-Q

QUARTERLY REPORT - PAGE 30

Balance Sheet Data

The following table is a summary of selected financial information as of the dates indicated:

	September 30,	December 31,
	2021	2020
	(in thousands)
Cash and cash equivalents	$338,730	$361,098
Working capital	$695,785	$663,056
Total assets	$2,231,753	$2,129,126
Long-term liabilities	$1,347,426	$1,316,303
Total shareholders' equity	$627,836	$601,027

Sources and Uses of Funds

Our principal sources of funds are cash flows from operations and cash and cash equivalents on hand. Our principal uses of funds consist of operating expenditures, capital expenditures and interest payments on our senior notes.

The following table sets out our total capital expenditures and interest expense for the periods indicated:

	Nine Months Ended September 30,
	2021		2020
	(in thousands)
Capital expenditures	$125,692	(1)	$59,201
Cash paid for interest expense(2)	$72,205		$76,257
Interest expense(3)	$53,031		$60,056

(1)	Includes expenditures for the recovery boiler rebuild at the Peace River mill which is financed with insurance proceeds of $21.6 million.
(2)	Amounts differ from interest expense which includes non-cash items. See supplemental disclosure of cash flow information from our Interim Consolidated Statements of Cash Flows included in this report.
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

As of September 30, 2021, we had cash and cash equivalents of $338.7 million and approximately $308.2 million available under our revolving credit facilities providing us with aggregate liquidity of about $646.9 million.

In 2021, we have continued to implement capital projects designed to deliver high returns and help us achieve our ESG objectives. These included the expansion of our Stendal mill's pulp and green energy production capacity and new woodroom projects at our Celgar and Peace River mills. Currently we expect our 2021 capital expenditures will be approximately $150 million.

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

As of September 30, 2021, we were in full compliance with all of the covenants of our indebtedness.

Off-Balance Sheet Arrangements

As of September 30, 2021, we did not have any off-balance sheet arrangements (as defined in Item 303(a)(4)(ii) of Regulation S-K).

Contractual Obligations and Commitments

There were no material changes outside the ordinary course to any of our material contractual obligations during the nine months ended September 30, 2021.

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

As a result of the strengthening of the dollar versus the euro as of September 30, 2021, we recorded a non-cash decrease of $59.7 million in the carrying value of our net assets, consisting primarily of our fixed assets denominated in euros. This non-cash decrease does not affect our net income (loss), Operating EBITDA or cash but is reflected in our other comprehensive income (loss) and as a decrease to our total equity. As a result, our accumulated other comprehensive loss increased to $86.9 million.

Based upon the exchange rate as of September 30, 2021, the dollar has strengthened by approximately 6% against the euro and was flat against the Canadian dollar since December 31, 2020. See "Quantitative and Qualitative Disclosures about Market Risk".

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

Our significant accounting policies are disclosed in Note 1 to our audited annual financial statements included in our annual report on Form 10-K for the fiscal year ended December 31, 2020. While all of the significant accounting policies are important to the consolidated financial statements, some of these policies may be viewed as having a high degree of judgment. On an ongoing basis using currently available information, management reviews its estimates, including those related to accounting for, among other things, pension and other post-retirement benefit obligations, deferred income taxes (valuation allowance and permanent reinvestment), depreciation and amortization, future cash flows associated with impairment testing for long-lived assets, the allocation of the purchase price for a group of assets or a business to the assets acquired and liabilities assumed, legal liabilities and contingencies. Actual results could differ materially from these estimates, and changes in these estimates are recorded when known.

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

FORM 10-Q

QUARTERLY REPORT - PAGE 33

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

FORM 10-Q

QUARTERLY REPORT - PAGE 34

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

FORM 10-Q

QUARTERLY REPORT - PAGE 36

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

The European Union has opened a cartel investigation into the wood pulp sector and on October 12, 2021 conducted inspections of major European pulp producers including our German operations. We are cooperating with the investigation.

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

101

The following financial information from the Quarterly Report on Form 10-Q for the fiscal period ended September 30, 2021 of Mercer International Inc., formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Interim Consolidated Statements of Operations; (ii) Interim Consolidated Statements of Comprehensive Income; (iii) Interim Consolidated Balance Sheets; (iv) Interim Consolidated Statements of Changes in Shareholders' Equity; (v) Interim Consolidated Statements of Cash Flows; and (vi) Notes to the Interim Consolidated Financial Statements.

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 has been formatted in Inline XBRL.

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

Date: October 28, 2021

FORM 10-Q

QUARTERLY REPORT - PAGE 40