Form 10-K
period 2021-12-31
MERCER INTERNATIONAL INC.
filed 2022-02-17
CIK 1333274

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the Registrant’s voting and non-voting common equity held by non-affiliates of the Registrant as of June 30, 2021, the last business day of the Registrant’s most recently completed second fiscal quarter, based on the closing price of the voting stock on the NASDAQ Global Select Market on such date, was approximately $805.9 million.

As of February 15, 2022, the Registrant had 66,037,552 shares of common stock, $1.00 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with its annual meeting of shareholders to be held in 2022 are incorporated by reference into Part III hereof.

(i)

(ii)

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K includes “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include words such as “believes”, “expects”, “anticipates”, “estimates”, “intends”, “plans”, “seeks” or words of similar meaning, or future or conditional verbs, such as “will”, “should”, “could”, “may”, “aims”, “intends” or “projects”. A forward-looking statement is neither a prediction nor a guarantee of future events or circumstances, and those future events or circumstances may not occur. You should not place undue reliance on forward-looking statements, which speak only as of the date of this annual report on Form 10-K. These forward-looking statements are all based on currently available operating, financial and competitive information. These forward-looking statements are subject to various risks and uncertainties, many of which are beyond our control, and many of the risks and uncertainties are currently amplified by and may continue to be amplified by the COVID-19 pandemic, including the spread of new variants such as omicron. Our actual future results and trends may differ materially depending on a variety of factors, including, but not limited to, the risks and uncertainties discussed under Item 1. “Business”, Item 1A. “Risk Factors” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Given these risks and uncertainties, you should not rely on forward-looking statements as a prediction of actual results. Any or all of the forward-looking statements contained in this annual report on Form 10-K and any other public statement made by us, including by our management, may turn out to be incorrect. We are including this cautionary note to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for forward-looking statements. We expressly disclaim any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

INTERNET AVAILABILITY AND ADDITIONAL INFORMATION

In this Annual Report on Form 10-K, we incorporate by reference certain information contained in other documents filed with the U.S. Securities and Exchange Commission (“SEC”) and we refer you to such information. We file annual, quarterly and current reports and other information with the SEC. The SEC maintains a website at www.sec.gov that contains these filings. You also may access, free of charge, our reports filed with the SEC through our website. Reports filed with the SEC will be available through our website as soon as reasonably practicable after they are filed. The information contained on or connected to our website, www.mercerint.com, is not incorporated by reference into this Form 10-K and should in no way be construed as a part of this or any other report that we filed with the SEC.

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

	Year Ended December 31,
	2021	2020	2019	2018	2017
	($/€)
End of period	1.1318	1.2230	1.1227	1.1456	1.2022
High for period	1.1196	1.0682	1.0905	1.1281	1.0416
Low for period	1.2295	1.2280	1.1524	1.2488	1.2041
Average for period	1.1830	1.1410	1.1194	1.1817	1.1301
	($/C$)
End of period	0.7827	0.7841	0.7715	0.7329	0.7989
High for period	0.7727	0.6878	0.7358	0.7326	0.7275
Low for period	0.8312	0.7865	0.7715	0.8143	0.8243
Average for period	0.7981	0.7457	0.7537	0.7722	0.7710

On February 14, 2022, the most recent weekly publication of the daily Noon Buying Rate before the filing of this annual report on Form 10-K reported that the Noon Buying Rate as of February 11, 2022 for the conversion of dollars to euros and Canadian dollars was $1.1404 per euro and $0.7888 per Canadian dollar.

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

Mercer

General

We are a global forest products company with two reportable operating segments being pulp and wood products.

We have consolidated annual production capacity of approximately 2.3 million ADMTs of kraft pulp, 550 MMfbm of lumber and approximately 416.5 MW of electrical generation.

Pulp Segment

Our pulp segment consists of the manufacture, sale and distribution of pulp, electricity and other by-products at our pulp mills.

We are one of the world’s largest producers of “market” NBSK pulp, which is pulp that is sold on the open market. Our size provides us increased presence, better industry information in our markets and close customer relationships with many large pulp consumers.

We operate two modern and highly efficient NBSK mills in Eastern Germany and one NBSK mill and a “swing” kraft mill in Western Canada which produces both NBSK and NBHK.

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

Of our consolidated annual production capacity of approximately 2.3 million ADMTs of kraft pulp, approximately 2.1 million ADMTs or 91% is NBSK and the balance is NBHK.

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

•

Stendal mill. Our Stendal mill is a state-of-the-art, single line, ISO 9001, 14001 and 50001 certified NBSK pulp mill that has an annual production capacity of approximately 740,000 ADMTs and 148 MW of electrical generation. The Stendal mill is located near the town of Stendal, Germany, approximately 130 kilometers west of Berlin.

•

Celgar mill. Our Celgar mill is a modern, efficient ISO 9001 and 14001 certified NBSK pulp mill that has an annual production capacity of approximately 520,000 ADMTs and 100 MW of electrical generation. The Celgar mill is located near the city of Castlegar, British Columbia, Canada, approximately 600 kilometers east of Vancouver.

•

Peace River mill. Our Peace River mill is a modern ISO 9001 and 14001 certified mill that produces both NBSK and NBHK pulp and has an annual production capacity of approximately 475,000 ADMTs and 70 MW of electrical generation. The Peace River mill is located near the town of Peace River, Alberta, Canada, approximately 490 kilometers north of Edmonton. Peace River also holds two 20-year renewable governmental forest management agreements and three deciduous timber allocations in Alberta with an aggregate allowable annual cut of approximately 2.4 million cubic meters of hardwood and softwood allocations totaling 400,000 cubic meters. Through our Peace River mill, we have a 50% proportionate share of the annual production capacity of the Cariboo mill, which is approximately 170,000 ADMTs and 28.5 MW of electrical generation. The Cariboo mill is located in Quesnel, British Columbia, Canada, approximately 660 kilometers north of Vancouver.

Our pulp mills are some of the newer and more modern pulp mills in Europe and North America. We believe the relative age, production capacity and electrical generation capacity of our mills provide us with certain manufacturing cost and other advantages over many of our competitors. We believe our competitors’ older mills do not have the equipment or capacity to produce or sell surplus power or chemicals in a meaningful amount. In addition, as a result of the relative age of our mills, they benefit from lower maintenance capital requirements and higher efficiency relative to many of our competitors’ mills.

The following table sets out our pulp production and pulp revenues for the periods indicated:

	Year Ended December 31,
	2021	2020	2019
Pulp production ('000 ADMTs)	1,863.9	2,051.1	2,040.6
Pulp sales ('000 ADMTs)	1,812.7	2,029.4	2,098.8
Pulp revenues (in thousands)	$1,389,439	$1,130,302	$1,370,742

We serve pulp customers in Europe, Asia and North America. We primarily work directly with customers to capitalize on our geographic diversity, coordinate sales and enhance customer relationships. We believe our ability to deliver high-quality pulp on a timely basis and our customer service makes us a preferred supplier for many customers.

(4)

Our pulp mills generate and sell surplus electricity, providing us with a stable revenue source unrelated to pulp prices. Our German pulp mills also generate tall oil from black liquor, which is sold to third parties for use in numerous applications, including bio-fuels. Since our energy and chemical production are by-products of our pulp production process, there are minimal incremental costs and our surplus energy and chemical sales are highly profitable. All of our mills generate and sell surplus energy to regional utilities or the regional electrical market. Our Stendal and Friesau mills benefit from special tariffs under Germany’s Renewable Energy Sources Act, or the “Renewable Energy Act” and sell their surplus energy under such tariffs until 2024 and 2029, respectively. Our Rosenthal mill sells its surplus power at market rates which fluctuate over time. Our Peace River mill sells surplus energy to its regional electrical market. Our Celgar mill is party to a fixed electricity purchase agreement with the regional public utility provider for the sale of surplus power which runs until October 2030.

The following table sets out the amount of surplus energy we produced and sold and revenues from the sale of such surplus energy and chemicals in our pulp segment for the periods indicated:

	Year Ended December 31,
	2021		2020		2019
	(MWh)	($)	(MWh)	($)	(MWh)	($)
		(in thousands)		(in thousands)		(in thousands)
Surplus electricity(1)	701,971	86,311	894,534	83,420	822,841	75,018
Chemicals		7,343		6,922		11,363
Total		93,654		90,342		86,381

(1)	Does not include our 50% joint venture interest in the Cariboo mill, which is accounted for using the equity method.

Wood Products Segment

Our wood products segment consists of the manufacture, sale and distribution of lumber, electricity and other wood residuals at our Friesau mill. It is one of Germany's largest sawmills.

Our Friesau mill has an annual production capacity of approximately 550 MMfbm of lumber and 13 MW of electrical generation from a modern biomass fueled cogeneration power plant built in 2009. The Friesau mill is located approximately 16 kilometers west of our Rosenthal mill and has historically been one of the Rosenthal mill’s largest fiber suppliers.

The mill produces lumber for European, U.S. and other lumber export markets.

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

The following table sets out our lumber production and lumber revenues for the periods indicated:

	Year Ended December 31,
	2021	2020	2019
Lumber production (MMfbm)	447.9	438.0	414.7
Lumber sales (MMfbm)	419.7	449.2	408.8
Lumber revenues (in thousands)	$293,166	$180,769	$142,243

(5)

The Friesau mill generates electricity for minimal incremental costs, all of which is sold, providing a stable revenue source unrelated to lumber prices. The Friesau mill’s modern biomass fueled cogeneration power plant sells electricity pursuant to a long-term fixed price green power tariff that runs to 2029.

The following table sets out the amount of surplus energy we produced and sold and revenues from the sale of surplus energy by our Friesau mill for the periods indicated.

	Year Ended December 31,
	2021		2020		2019
	(MWh)	($)	(MWh)	($)	(MWh)	($)
		(in thousands)		(in thousands)		(in thousands)
Surplus electricity	74,648	11,547	88,985	10,619	83,490	9,721

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

The following simplified chart sets out our principal operating subsidiaries, their jurisdictions of organization, their principal activities and their annual pulp or lumber production and electrical generation capacity:

(1)	Includes 170,000 ADMTs and 28.5 MW based on Peace River’s 50% joint venture interest in the Cariboo mill.

We entered into the pulp business in 1994 by acquiring our Rosenthal mill and in 1999 converted it to the production of kraft pulp. In September 2004, we expanded our pulp operations by constructing the Stendal mill at a cost of approximately $1.1 billion. We further expanded our pulp operations by acquiring the Celgar mill in 2005 and the Peace River mill in 2018.

In April 2017, we entered into the wood products segment when we acquired the Friesau mill.

In October 2018, we acquired the Santanol Group, which operates Indian sandalwood plantations and an oil extractives plant in Australia.

In August 2021, we acquired a cross-laminated timber facility referred to as the “CLT Facility” located near Spokane, Washington, for approximately $51.3 million. The facility is a state-of-the-art, near-new facility that produces cross-laminated timber, or “CLT”, for use in construction and home building. It has a capacity of approximately 140,000 cubic meters of CLT. We believe it is one of the largest CLT facilities in North America and that it currently represents approximately 30% of North American manufacturing capacity. CLT is a wood panel product, made from adhering layers of solid-sawn lumber and is used as a more sustainable alternative to steel and concrete in building projects. We are currently ramping up the operations of the CLT Facility. Currently, its results are reflected in our financial results in “Corporate and Other Revenues”.

(6)

Corporate Strategy

Our corporate strategy is to grow in businesses where we have clear competencies while maintaining modern facilities and managing the integrity of our balance sheet and liquidity, with a high standard of environmental, social and governance performance. Key elements of our strategy include:

•

Operate World Class Assets. The maintenance of modern, reliable and energy efficient operations is key to our ability to produce stable returns through the economic cycle.  The markets for our principal products are cyclical and subject to global economic influences. Further, our manufacturing operations are capital intensive and complex. Maintaining a high standard of maintenance and strategic capital expenditure programs differentiates us from older, higher cost, lower efficiency competitors. We believe that over time this will reduce our exposure to product price volatility, unexpected downtime and changes in environmental and regulatory conditions. We operate four modern pulp mills and one of the most modern sawmills in the world. In 2021, the majority of our capital expenditures focused on projects to increase production and operational efficiency and reduce costs. Additionally, we continuously strive to enhance our maintenance systems to improve and increase production by improving reliability. We also seek to reduce operating costs by better managing our fiber procurement, sales, marketing and logistics activities. We believe this continued focus on operational excellence enhances our profitability and cash flows.

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

o

Wood Products. We have significant expertise in forestry and wood procurement services and have utilized that expertise and our logistics networks in support of our pulp operations. In 2017, we began leveraging this foundation into the solid wood products business with the acquisition of the Friesau sawmill which is one of the world’s largest and most flexible sawmills. The mill created synergies with our wood procurement and pulp businesses. In 2021, we completed a three-year upgrade to the Friesau mill that we believe has made it one of the most technologically advanced and largest sawmills in the world. Further expansion into the wood products business is a key focus for us and we believe it will create more value for shareholders over time. In furtherance of this strategy, in 2021 we acquired the CLT Facility.

o

Green Energy. Our modern, highly efficient mills allow us to produce green, cogenerated electricity. Our mills are all self-sufficient in power and net exporters of electricity and our power is sold to regional utilities or the regional market. We are very experienced at building and operating cogeneration facilities and we have increased our electricity production by 12% since 2012.

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

(7)

•

Sustainable Operations. We seek to meet best in class standards in environmental performance, social conditions and governance (often referred to as “ESG” standards). We believe that sustainably-focused businesses can flourish if they align themselves with societal objectives, and that the diminishing tolerance of stakeholders for under-performing companies in regards to sustainability will lead to their decline. Further, we believe that our products, which are renewable wood-based fiber, carbon sequestering solid wood products, green energy and naturally sourced wood extractives, are becoming more important for a world seeking to limit its reliance on fossil fuel-based products. We will continue to grow these products, enhance our environmental performance and stakeholder engagement and maintain strong governance and ethical business practices.

•

Managing the Integrity of our Balance Sheet and Liquidity. We focus on maintaining a balance sheet that allows us to advance our objectives through the full economic cycle, while at the same time, giving us some flexibility to take advantage of strategic growth opportunities as they arise. We maintain a foundation of long term, unsecured, senior notes with maturity dates in 2026 and beyond. In addition to cash on hand, we have a series of revolving credit facilities intended to provide liquidity and flexibility in times of opportunity or economic slowdown. We commenced a dividend in 2015 and remain committed to returning capital to our shareholders through the economic cycle.

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

Most paper users of market kraft pulp use a mix of softwood and hardwood grades to optimize production and product qualities. In 2021, market kraft pulp consumption was approximately 57% hardwood bleached kraft and 39% softwood bleached kraft, with the remainder comprised of unbleached pulp. Over the last several years, production of hardwood pulp, based on fast growing plantation fiber primarily from Asia and South America, has increased much more rapidly than that of softwood grades, because of longer growth cycles. Hardwood kraft generally has a cost advantage over softwood kraft as a result of lower fiber costs, higher wood yields and, for newer hardwood mills, economies of scale. As a result of this growth in supply and lower costs, kraft pulp customers have substituted some of the pulp content in their products to hardwood pulp.

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

(8)

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

Between 2012 and 2021, worldwide demand for chemical market pulp overall for such period grew at an average rate of approximately 2% annually, with worldwide demand for bleached softwood kraft market pulp having grown at an average of approximately 1% per annum.

The following chart illustrates the global demand for chemical market pulp for the periods indicated:

Estimated Global Chemical Market Pulp Demand

(9)

NBSK pulp demand is significantly impacted by global macro-economic trends.

Over the last several years there have been several key macro trends that have had a material effect on global pulp demand. Some of the trends have had a positive effect while others have had a negative effect on pulp demand.

A major positive macro trend has been a marked increase in demand from emerging markets, and in particular China. In China alone, tissue production capacity has increased by approximately 7.7 million ADMTs over the last five years. In China, imports of chemical softwood market pulp grew overall by approximately 6% per annum for the period from 2012 to 2021 and it is a key driver of pulp demand and consumption. We believe the emerging markets now account for approximately 58% of total global demand for bleached softwood kraft market pulp and China itself now accounts for approximately 33% of global bleached softwood kraft market pulp demand compared to approximately 28% in 2012.

Another positive macro trend affecting pulp demand has been the increase in usage and demand for tissue and hygiene products, particularly in China and emerging markets generally. This trend was further accelerated by the COVID-19 pandemic. A further positive trend affecting pulp demand was an increase in the global reliance on online delivery of products which has increased demand for packaging and specialty products.

An important negative in pulp demand has been the material decline in graphic and printing and writing paper demand. We believe a material portion of this decline will not return.

Further, paper demand in mature markets of North America, Europe and Japan has been declining or stagnating, which negatively impacts pulp demand in those markets. Western Europe currently accounts for approximately 22% of global bleached softwood kraft market pulp demand compared to approximately 28% in 2012.

The following chart reflects NBSK pulp deliveries to China for the periods indicated:

12 Month Rolling Bleached Softwood Kraft Pulp Deliveries to China

(10)

The trends and changes in NBSK pulp demand by end use are reflected in the following chart which compares worldwide NBSK pulp demand by end use for the periods indicated:

NBSK Pulp Demand by End Use

16.0
12.0
8.0
4.0
-
Millions of Tonnes
Printing & Writing
61%
Tissue
17%
Specialties &
Others
22%
Printing & Writing
15%
Tissue
55%
Specialties &
Others
30%
2003
2020 (estimate)

We believe 2021 NBSK demand by end use was generally consistent with the trend in the chart above.

In 2021, there was an increase in pulp capacity of 2.8 million ADMTs, primarily of hardwood kraft pulp. Currently, we are aware of 2.9 million ADMTs of announced capacity increases primarily of hardwood kraft pulp in 2022.

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

Although China is now the largest market globally for pulp, Northern Europe has also historically been a significant market. As NBSK pulp is a premium grade of pulp, the European market NBSK list price is at times used by the industry as a benchmark reference price. The third party industry quoted average European list prices for NBSK pulp since 2012 have fluctuated between a low of approximately $760 per ADMT in 2012 and a high of $1,345 per ADMT in 2021.

(11)

The following chart sets out the changes in third party industry quoted list prices for NBSK pulp in Europe, as stated in dollars, Canadian dollars and euros for the periods indicated:

NBSK Pulp Price History (European Delivery)

Our pulp sales realizations in Europe and North America are third party industry quoted list prices, net of customer discounts, rebates and other selling concessions. Our sales to China and Asia generally are closer to a net price with significantly lower or little discounts and rebates. As a result, our net sales realizations in China are generally similar to other markets.

The following table sets out third party industry quoted list prices for NBSK pulp in Europe and North America and net prices for NBSK pulp in China as of the dates indicated:

	December 31,
	2021	2020
	($/ADMT)
Europe (List Price)	1,260	910
North America (List Price)	1,450	1,155
China (Net Price)	760	695

(12)

The following chart sets forth changes in FOEX PIX Pulp Index prices for NBSK pulp in Europe and global bleached softwood kraft inventory levels for the periods indicated:

Pulp Price and Global Inventory History

Seasonality

We are exposed to fluctuations in quarterly sales volumes and expenses due to seasonal factors. These factors are common in the kraft pulp industry. We generally have weaker pulp demand in China in the period relating to the lunar new year and in Europe during the summer holiday months. We typically have a seasonal build-up in raw material inventories in the early winter months as our mills build up their fiber supply for the winter when there is reduced availability.

Competition

The pulp market is highly fragmented and competitive with many producers competing globally. Producers ranging from small independent manufacturers to large integrated companies produce pulp worldwide. Pulp is generally a commodity product and our pulp competes with similar products manufactured and distributed by many other producers. While many factors influence our competitive position, particularly in weak economic times, a primary factor is price. Other factors include quality, service, access to reasonably priced fiber and convenience of location. Some of our competitors are larger than we are in certain markets and have substantially greater financial resources. These resources may afford those competitors more purchasing power, increased financial flexibility, more capital resources for expansion and improvement and enable them to compete more effectively.

Our key NBSK pulp competitors are principally located in Northern Europe and Canada and include Metsä Fibre, Södra Cell, Ilim, Paper Excellence, Canfor Pulp, and SCA.

Pulp Production

The following table sets out our pulp production capacity and actual production for the periods indicated:

	Annual Production	Year Ended December 31,
	Capacity(1)	2021	2020
		(ADMTs)
Total pulp production	2,265,000	1,863,893	2,051,084

(1)	Capacity is the rated capacity of the plants as of December 31, 2021.

(13)

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

The following chart sets out our electricity generation and surplus electricity sales for the periods indicated:

Electricity Generation and Exports

(1)	Does not include electricity generation and exports of our 50% joint venture interest in the Cariboo mill, which is accounted for using the equity method.
(2)	Includes results of Peace River from December 10, 2018.

(14)

The following chart sets out our consolidated revenues from electricity and chemical sales for the periods indicated:

Energy and Chemical Revenue

Chemical
Energy
Revenue ($ millions)
$120.0
$100.0
$80.0
$60.0
$40.0
$20.0
-
$111.9
$105.8
$103.5
$88.9
$100.9
2021 (1)
2020 (1)
2019 (1)
2018 (1)(2)
2017

(1)	Does not include energy revenues of our 50% joint venture interest in the Cariboo mill, which is accounted for using the equity method.
(2)	Includes results of Peace River from December 10, 2018.

Germany

Until December 31, 2020, all of our German mills participated in a program established pursuant to the Renewable Energy Act, which provides for stable pricing on green energy. As of January 1, 2021, the prior special tariff in respect of our Rosenthal mill expired and it has since sold its surplus power at market rates which fluctuate over time. The special tariff for our Stendal mill is in effect until December 31, 2024 and for our Friesau mill until 2029.

In 2021, energy sales for our German pulp mills and the Friesau mill were approximately $82.4 million or 616,033 MWh.

In connection with our focus on the growing bio-energy market, we sell tall oil, a by-product of our pulp production process which is used as both a chemical additive and as a green energy source. In 2021, we generated approximately $7.3 million from the sale of tall oil and other chemicals from our pulp segment.

Canada

Our Celgar mill is party to an electricity sales agreement with the provincial energy utility for a ten-year term that expires in October 2030. Pursuant to the agreement, the mill agreed to supply a maximum of approximately 127,000 MWh of surplus electrical energy annually to the utility. We are pursuing “market” sales and other strategic initiatives with respect to the remainder of the mill’s surplus power.

The Peace River mill sells its surplus electricity into the Alberta market.

In 2021, our Canadian mills sold approximately 160,586 MWh of renewable electricity for proceeds of approximately $15.5 million.

(15)

Production Costs

Our major costs of pulp production are fiber, labor, chemicals and energy.

Fiber

General

Fiber, comprised of wood chips and pulp logs, is our most significant operating expense for our pulp segment, representing about 45% of our pulp cash production costs in 2021. Further, fiber, in the form of sawlogs, represents about 75% of lumber cash production costs in 2021.

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

During the past few years, certain customers have endeavored to purchase pulp that is produced using fiber that meets certain recognized wood certification requirements from forest certification agencies like the Forest Stewardship Council (FSC), the Programme for the Endorsement of Forest Certification (PEFC), the Sustainable Forestry Initiative (SFI) and the Canadian Standards Association (CSA). If the fiber we purchase does not meet certain wood certifications required by customers, it may make it more difficult to, or prevent us from, selling our pulp to such customers. The chain of custody wood certification process is a voluntary process which allows a company to demonstrate that they use forest resources in accordance with strict principles and standards in the areas of sustainable forest management practices and environmental management. In an effort to procure wood only from sustainably managed sources, we employ an FSC Chain of Custody protocol and PEFC certification, which requires tracking of fiber origins and preparing risk based assessments regarding the region and operator. In the areas where we operate, we are actively engaged in the further development of certification processes. However, there is competition among private certification systems along with efforts by supporters to further these systems by having customers of forest products require products to be certified to their preferred system. Such wood certification standards continue to evolve and are not consistent from jurisdiction to jurisdiction or how they are interpreted and applied. We currently do not expect certification requirements to have a material adverse impact on our fiber procurement and sales. However, if sufficient marketplace demand requires wood raw materials to be sourced from standards that are inconsistent with those in our fiber supply regions, it could increase our operating costs and available harvest levels.

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

(16)

In 2021 our German pulp mills consumed an aggregate of approximately 4.9 million cubic meters of fiber. Approximately 58% was in the form of pulp logs and approximately 42% was in the form of sawmill wood chips.

In 2021, our per unit pulp fiber costs in Germany decreased compared to 2020, primarily as a result of the availability of beetle damaged wood and strong sawmill production.

Our Rosenthal mill sources wood chips from approximately 27 sawmills located primarily in the German states of Bavaria, Baden-Württemberg and Thuringia and primarily within a 300 kilometer radius of the Rosenthal mill. Within this radius, the Rosenthal mill is the largest consumer of wood chips. Given its location and size, the Rosenthal mill is often the best economic outlet for the sale of wood chips in the area. In 2021, approximately 90% of the fiber consumed by the Rosenthal mill was spruce and the remainder was pine. Wood chips for the Rosenthal mill are normally sourced from sawmills under one-year contracts with quarterly adjustments for market pricing. Substantially all of our chip supply is sourced from suppliers with which we have long-standing relationships. Pulp logs are sourced from the state forest agencies in Thuringia, Saxony and Bavaria and from private and municipal forest owners. In addition, the Rosenthal mill buys relevant volumes via imports from the Czech Republic.

The core wood supply region for the Stendal mill includes most of the Northeastern and Western part of Germany, primarily within an approximate 400 kilometer radius of the mill. We also purchase wood chips from Southwestern and Southern Germany as well as the Baltic Sea region. The fiber consumed by the Stendal mill consisted of approximately 63% spruce, 35% pine and 2% other species in 2021. The Stendal mill has sufficient chipping capacity to almost fully operate solely using pulp logs, if required. We source pulp logs from private and municipal forest owners and from state forest agencies. Our Stendal mill has historically also imported fiber from Poland and the Baltic Sea region.

Our Friesau mill is dependent on the consistent supply of sawlog fiber. Wood fiber is the single largest input cost and accounts for about 75% of its cash costs of producing lumber in 2021. Our Friesau mill is located in an area where there is a significant amount of high-quality fiber within economic reach. The wood fiber requirements of the Friesau mill are met primarily through open market purchases and contract purchases from state forestry agencies and private and municipal forest owners.

In Germany, over the last several years, the price and supply of wood chips has been affected from time to time by increasing demand from alternative or renewable energy producers and government initiatives for carbon neutral energy. In 2021, increasing energy prices and a stronger economy increased the demand for wood chips resulting from initiatives by European governments to promote the use of wood as a carbon neutral energy.

Offsetting some of the increases in demand for wood fiber have been initiatives to increase harvest levels in Germany, particularly from small private forest owners whose forests have been harvested at rates much lower than their rate of growth.

Additionally, over the last three years, there has been a material increase in the availability of harvestable wood as a result of beetle infestation of German forests. Generally, beetle-infested wood is harvested more rapidly so as to be useable before deterioration makes the wood unsuitable for its intended purposes. Most of such beetle-infested wood has now been harvested and processed. While such beetle-infested wood can increase fiber supply and lead to lower prices in the short-term, such increased harvest levels can lead to challenges in maintaining a sustainable harvest level over the long-term and can lead to periods of reduced harvest levels in the future.

We believe that Germany has the highest availability of softwood forests in Europe suitable for harvesting and manufacturing.

Canada

In 2021, our Celgar and Peace River mills consumed approximately 4.1 million cubic meters of fiber. Approximately 66% of such fiber was in the form of sawmill wood chips and the remaining 34% came from pulp logs processed through their woodrooms or chipped by a third-party. Our Canadian mills’ woodrooms are able to process about 24% of their fiber needs. The source of fiber at the mill is characterized by a mixture of species (aspen, spruce, pine, hemlock, douglas fir and cedar) and the mill sources fiber from a number of Canadian and U.S. suppliers.

(17)

In 2021, our Canadian pulp mills’ per unit fiber costs modestly increased compared to 2020, due to the negative impact of a weaker dollar on our Canadian dollar denominated fiber costs.

The availability of fiber for our mills is in large part influenced by the strength of the lumber market. Lumber markets are primarily driven by U.S. housing starts, home renovation activities and, to a lesser degree, demand from China.

In 2021, our Canadian mills had access to over 30 different chip suppliers, most of whom are in Canada and, in the case of the Celgar mill, are also in the United States. Chips are purchased in Canada and the United States in accordance with chip purchase agreements. Generally, pricing is reviewed and adjusted periodically to reflect market conditions. The contracts for the Celgar mill are generally for one year with quarterly adjustments or on three-month terms. The chip contracts for Peace River are generally for three to five years with monthly adjustments indexed to the average pulp price.

To secure the volume of pulp logs required by its woodroom and field chippers, the Celgar mill has entered into pulp log supply agreements. Such agreements can range from three-month to one-year terms, with a number of different suppliers, many of whom are also contract chip suppliers for the mill. All of the pulp log agreements can be terminated by either party for any reason, upon seven days’ written notice. The Celgar mill also bids on British Columbia timber sales from time to time.

Peace River holds two 20-year renewable governmental forest management agreements and three deciduous timber allocations in Alberta with an aggregate allowable annual cut of approximately 2.4 million cubic meters of hardwood, of which it currently harvests approximately 44%, and 400,000 cubic meters of softwood, which it sells or trades to sawmills surrounding the Peace River mill in exchange for wood chips. The forest management agreements were last renewed for a 20-year term expiring in 2029. While our Peace River mill can satisfy all of its hardwood fiber requirements from its forest management agreements and timber allocations, in order to optimize its fiber flow, it satisfies a small portion of its needs from third-party owned timberlands. Softwood fiber supply is from residual sawmill chips from local surrounding sawmills.

Labor

Our labor costs have increased over time due to inflation in wages and health care costs.

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

Chemicals

Our pulp mills use certain chemicals which are generally available from several suppliers and sourcing is primarily based upon pricing and location. Our chemical costs have increased in recent years.

(18)

Sales, Marketing and Distribution

Our global sales and marketing group is responsible for conducting all sales and marketing of the pulp produced at our mills and currently has approximately 25 employees. This group largely handles all European and North American sales directly. Sales to Asia are made directly or through commission agents overseen by our sales group. The global sales and marketing group handles sales to over 250 customers. We coordinate and integrate the sales and marketing activities of our German mills to realize on a number of synergies between them. These include reduced overall administrative and personnel costs and coordinated selling, marketing and transportation activities. We also coordinate pulp sales across our mills on a global basis, thereby providing our larger customers with seamless service across all major geographies. In marketing our pulp, we seek to establish long-term relationships by providing a competitively priced, high-quality, consistent product and excellent service. In accordance with customary practice, we maintain long-standing relationships with our customers, pursuant to which we periodically reach agreements on specific volumes and prices.

Our lumber sales are handled by our sales teams in Germany and Vancouver. We also sell lumber through commissioned agents in certain markets.

The following table sets out our pulp revenues by geographic area for the periods indicated:

	Year Ended December 31,
	2021	2020
	(in thousands)
United States	$183,143	$149,759
Germany	388,900	268,978
China	375,891	364,527
Other countries	441,505	347,038
Total(1)	$1,389,439	$1,130,302

(1)	Excluding intercompany sales.

The following charts set out the geographic distribution of our pulp revenues as a percentage of our total pulp revenues for the periods indicated:

(19)

The following table sets out the distribution of our pulp sales volumes by end use for the periods indicated:

	Year Ended December 31,
	2021	2020
	(in thousands of ADMTs)
Tissue	612	807
Specialty	350	338
Printing & Writing	763	779
Other	88	105
Total	1,813	2,029

The following table set out our lumber revenues by geographic area for the periods indicated:

	Year Ended December 31,
	2021	2020
	(in thousands)
United States	$156,762	$93,802
Germany	45,071	34,065
Other countries	91,333	52,902
Total(1)	$293,166	$180,769

(1)	Excluding intercompany sales.

The following charts set out the geographic distribution of our lumber revenues as a percentage of our total lumber revenues for the periods indicated:

Our pulp and lumber sales are on customary industry terms. As of December 31, 2021, we had no material payment delinquencies. In 2021 and 2020, no customer accounted for 10% or more of our revenues. We do not believe our pulp or lumber sales are dependent upon the activities of any single customer and the loss of any single customer would not have a material adverse effect on us.

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

(20)

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

In each of 2021 and 2020, outbound transportation costs comprised approximately 12% and 13%, respectively, of our total consolidated costs and expenses.

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

The following table sets out the total capital expenditures by segment (excluding any related governmental grants) for the periods indicated:

	Year Ended December 31,
	2021		2020
	(in thousands)
Pulp segment	$139,312	(1)	$53,751
Wood products segment	18,002		23,788
Total	$157,314		$77,539

(1)	Includes expenditures for the recovery boiler rebuild at the Peace River mill which is financed with insurance proceeds of $21.5 million.

In our pulp segment, capital investments at our Rosenthal mill in 2021 and 2020 primarily related to wastewater improvement and maintenance projects.

Capital investments at the Stendal mill in 2021 primarily related to capacity expansion projects. In 2020, they primarily related to capacity expansion, land for fiber storage and maintenance projects.

Capital investments at the Celgar mill in 2021 primarily related to upgrades to the woodroom and maintenance projects. In 2020, they primarily related to fiber consumption improvement projects and maintenance projects.

Capital investments at the Peace River mill in 2021 primarily related to the recovery boiler rebuild, which was financed with insurance proceeds of $21.5 million and upgrades to the woodroom. In 2020, they primarily related to large maintenance projects.

In our wood products segment, in 2021, we completed expansion and optimization projects at the Friesau mill to, among other things, increase annual lumber production and improve production grade capabilities and efficiencies.

Qualifying capital investments at industrial facilities in Germany that reduce pollutants in the effluent discharge offset wastewater fees that would otherwise be required to be paid. For more information about our environmental capital expenditures, see “– Environmental”.

In 2022, excluding amounts being financed through government grants and expected insurance proceeds, we currently expect our total capital expenditures to be approximately $175.0 million to $200.0 million.

In 2022, we currently expect our capital expenditures in our pulp segment to be principally comprised of upgrades to the woodrooms at our Canadian mills, production improvement projects at our German pulp mills and maintenance projects.

(21)

In 2022, we currently expect capital expenditures in our wood products segment to be for further upgrades to our Friesau mill’s sorter line and other production improvement projects and maintenance projects.

Innovation

We utilize our expertise with wood, its processing and by-products to expand our product mix. As a result, we seek to develop new products based on our expertise in wood processing and working with derivatives of the kraft pulping process. Currently these processes are focused on:

•	the production and sale of CLT at our recently-acquired CLT Facility;
•	the further refinement of materials contained in black liquor, the extractive chemical and lignin containing compounds that are a result of the kraft pulping process;
•	the further refinement of cellulose materials that are currently the basis of pulp; and
•	higher use products that may be derived from wood and plant processing and harvesting including oils from sandalwood trees and plants.

We are working on some of these initiatives on our own, with others and in conjunction with industry associations or joint venture partners. We are also researching potential higher use products that may be derived from processing different species of trees and plants.

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

We devote significant management and financial resources to comply with all applicable environmental laws and regulations. In particular, the operation of our plants is subject to permits, authorizations and approvals and we must comply with prescribed emission limits. Compliance with these requirements is monitored by local authorities and non-compliance may result in administrative orders, fines or closures of the non-compliant mill. Our total capital expenditures on environmental projects at our mills were approximately $8.4 million in 2021 and approximately $2.3 million in 2020. In 2022, capital expenditures for environmental projects are expected to be approximately $10.6 million.

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

Under German state environmental rules relating to effluent discharges, industrial users are required to pay wastewater fees based upon the amount of pollutants they discharge in their effluent. These rules also provide that an industrial user who undertakes environmental capital expenditures and lowers certain effluent pollutants to prescribed levels may offset the amount of these expenditures against the wastewater fees that they would otherwise be required to pay. We expect capital investment programs and other environmental initiatives at our German mills

(22)

will continue to offset the wastewater fees that are payable and we believe they will ensure that our operations continue in substantial compliance with prescribed standards.

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

In 2019, the federal government began phasing in a federal carbon tax pricing system in provinces and territories without a provincial carbon tax program. As of January 1, 2022, the federal carbon tax pricing system applies to Saskatchewan, Manitoba and Alberta, as well as the territories of Nunavut and the Yukon.

We believe that these water and air emission measures in Germany and Canada have not had, and in 2022 will not have, a significant effect on our operations. Although these measures could have a material adverse effect on our operations in the future, we expect that we will not be disproportionately affected by these measures as compared with owners of comparable operations. We also expect that these measures will not significantly disrupt our planned operations.

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

Climate Change

Changing weather patterns and climatic conditions due to natural and man-made causes have added to the unpredictability and frequency of natural disasters, such as hurricanes, wildfires and wind, rain, hail, snow and ice storms. Such changes and resulting conditions can adversely affect our operations, resulting in variations in the cost and availability of raw materials, such as fiber, unplanned downtime, changes in operating rates and disruptions in transportation and logistics. For example, in 2021, significant wildfires and later flooding in Western Canada disrupted and reduced harvesting activities and fiber supply and logistics and transportation.

As there is uncertainty about the severity, extent and speed at which climate change is occurring, we are unable to identify and predict all of the consequences of climate change and the timing of the same on our business and operations.

The effects and perceived effects of climate change and social and governmental responses have created both opportunities and negative consequences for our business.

(23)

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

We are constantly exploring other initiatives to enhance our generation and sales of surplus green energy and chemical by-products. Other potential opportunities that may result from climate change include:

•	the expansion of softwood forests and increased growth rates for such forests;
•	more intensive forestry practices and timber salvaging versus harvesting standing timber;
•	greater demand for sustainable energy and cellulosic biomass fuels;
•	additional governmental incentives or requirements to enhance biomass energy production; and
•	additional social or investor focus or demand for biomass or green energy or sustainability initiatives.

Historically, the principal driver behind reducing the effects of climate change and moving to a carbon neutral economy primarily resulted from initiatives from governmental or international bodies, including the United Nations and international treaties amongst various countries. However, over the last few years, there has been a significant push and focus on climate change and carbon reduction by private institutions including, among others, institutional investors, ratings agencies, shareholders, communities, other stakeholders and the public generally. This has resulted in, among other things, a significant amount of capital being provided for "green" or carbon neutral initiatives, on favorable terms, some of which are referred to as "green bonds".

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

In Europe, the price and supply of wood residuals has been periodically affected by an increasing demand from alternative or renewable energy producers and governmental initiatives for carbon neutral energy. In 2021, increasing energy prices and a stronger economy increased the demand for wood chips resulting from initiatives implemented by European governments to promote the use of wood as a carbon neutral energy. Additionally, the growing interest and focus in British Columbia on renewable green energy has created additional competition for such fiber. Such additional demand for wood residuals may increase the competition and prices for wood residuals used by our mills over time.

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

(24)

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

Well-publicized events have been attributed at least in part to climate change, including a beetle infestation that has damaged significant amounts of forest lands and harvestable timber in Western Canada and more recently over the last three years in Germany. Beetle infestation of forest lands has both short-term and long-term consequences for our business. In the short-term, there is often a material increase in harvest levels of infested forests as parties seek to utilize such wood before it deteriorates too much to be useable for its intended purposes. As a result, there can be a material increase in fiber availability and lower fiber prices resulting both from such increased supply and the lower quality of such infested fiber. Over the last three years, our German mills have benefitted from such lower fiber prices. Infestation and increased harvest levels resulting therefrom can create over-harvesting and challenges for maintaining sustainable harvest levels over the long-term and can result in lower harvest levels in future periods.

Changes in climate conditions have also been attributed at least in part to increasingly frequent and severe wildfires in the interior of Western Canada and portions of the western United States and Europe. We cannot currently predict whether such climate-affected conditions will continue, or the frequency or severity of the same in the future.

Wood Products Industry

General

With approximately 3.7 billion cubic meters, Germany has the largest timber reserves in Europe. The principal species are spruce, pine, beech and oak. Many of the German forest areas have been certified according to PEFC or FSC standards. Modern solid wood products include sawn and planed lumber which are used in different areas.

Demand for softwood lumber is cyclical and influenced by transportation costs, exchange rates, government tariffs and the competitiveness of substitute products, as well as factors that affect consumer confidence and drive demand for residential construction, such as interest rates, disposable income, unemployment rates, perceived job security and other indicators of general economic conditions. Demand can vary from region to region within a country and seasonal factors that determine optimal building conditions can also affect demand.

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

(25)

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

Human Capital

We believe the strength of our workforce is one of the significant contributors to our success as a global company. All our employees contribute to our success and help us drive strong financial performance. Attracting, developing and retaining global talent with the right skills to drive our business is central to our purpose, mission and long-term growth strategy.

As of December 31, 2021, we employ approximately 2,415 people, of which approximately 1,515 of whom work in our German operations and approximately 835 of whom work in our Canadian operations. Our pulp segment employs approximately 1,855 people and our wood products segment employs approximately 455 people. The majority of our employees in both segments are bound by collective agreements. The collective agreement with hourly workers at our Celgar mill expired in 2021 and the mill currently continues to operate under such agreement until a new collective agreement is finalized. While we currently expect the mill to enter into a new agreement based primarily upon a pattern agreement settled with a regional competitor, we cannot assure that a new agreement will be entered into without workplace disruptions or on satisfactory terms. We consider the relationships with our employees, and the unions which represent them, to be good. Strong labor management relations are fundamental to our operations. Accordingly, we recognize and work cooperatively with the unions and works councils to ensure we build and maintain superior working conditions, a supportive work environment, training and growth opportunities and fair compensation packages.

We employ a collaborative group of skilled, dedicated, resourceful and innovative individuals who support our core purpose and reflect our values every day. Investment in our people drives our excellence and accordingly, we are committed to attracting, retaining and developing quality personnel. By nature of the industries in which we operate, many of our employees are professionals who require specialized knowledge and skills and include various categories of engineers and many licensed trade persons and equipment operators. Our senior managers and directors have extensive experience in the forest products industry, and we have experienced managers at all of our mills. Our management has a proven track record of implementing new initiatives and capital projects in order to reduce costs throughout our operations as well as identifying and harnessing new revenue opportunities.

We aim to support our employees with a well-paying job, rich career opportunities, and a balanced and secure future accompanied by time away from work. All of our employees are provided competitive benefits packages that provide pension, medical, dental, and vision care benefits. Employees are also able to access specialized assistance such as physiotherapy and counselling services. We provide a deep mix of training to help our people grow and be more effective in their current and future roles.

We conduct confidential engagement surveys of our workforce that are administered and analyzed by an independent third party. Aggregate survey results are reviewed by executive officers and the board of directors. We create action plans at global, operational and managerial levels. By acting on results both at an aggregate enterprise level and an operational level, we believe we have been able to enhance our culture and improve our overall engagement.

(26)

Maintaining a robust pipeline of talent is crucial to our ongoing success and is a key aspect of succession planning efforts across the organization. Our leadership and people teams are responsible for attracting and retaining top talent by facilitating an environment where employees feel supported and encouraged in their professional and personal development. Specifically, we promote employee development by reviewing strategic positions regularly and identifying potential internal candidates to fill those roles, evaluating job skill sets to identify competency gaps and creating developmental plans to facilitate employee professional growth. We invest in our employees through training and development programs, on the job experiences and coaching. We provide technical and leadership programs across the organization that enable colleagues to grow skills and capabilities to become more successful. We also have dedicated talent programs that support and accelerate leadership development and strengthen our succession plans. Additionally, we understand the importance of maintaining competitive compensation, benefits and appropriate training that provides growth, developmental opportunities and multiple career paths for our employees.

Health and Safety

Safety is a core value of our company. The industries in which we operate have their own particular set of risks including hazards from our complex industrial manufacturing facilities such as manufacturing processes, heavy and complex equipment, operating boilers, energy production, and the use and recovery of chemicals. Accordingly, there is no initiative that attracts a higher degree of focus for our management team than our “Road to Zero” program, which is a company-wide initiative designed to create safe and productive work environments with a goal of zero workplace incidents.

We have developed tools to analyze potential and incurred incidents and we have resources to develop prevention initiatives. In particular, we focus on modelling responses to eliminate the risk, where possible, by using the “hierarchy of controls” adopted by many of the world’s leading health and safety organizations. Our priority is the elimination of hazards, followed by safe administrative practices and appropriate personal protective equipment. We identify, monitor, educate, and take a data-driven approach to drive workplace safety improvements. Many of our programs revolve around education, hazard identification, and risk mitigation strategies. These proactive initiatives bring safety to the forefront of our work practices. Our teams of safety professionals are dedicated to finding and utilizing the right tools to prevent all workplace injuries. Our Chief Executive Officer is the Chair of our Senior Safety Leadership Committee, referred to as the “SSLC”, which designs and implements broad policies, strategies, expenditures, and training for our employees. The SSLC has engaged a globally recognized safety consultant specializing in the design and implementation of health and safety management systems. Such advisors have been supporting the initiatives established by the SSLC and providing leadership training, policy implementation, and practical tools to support our employees.

We closely monitor the health and safety issues related to the COVID-19 pandemic. In 2021, we encouraged and supported remote-access initiatives so that key staff can work from home or from non-office locations; restricted business travel, based on guidance from the World Health Organization; provided alternative arrangements for site and staff meetings; provided safe working environments that include disinfection of work stations, increased cleaning by janitorial staff, separated shifts, limited staff gatherings in lunchrooms; and instituted social distancing and self-assessment opportunities, which were overseen by trained staff. Employees experiencing cold- or flu-like symptoms were prohibited from coming into the operations and were advised to seek medical attention in line with provincial and regional COVID-19 guidelines. From an operational standpoint, we aligned the work processes at our operating locations within the guidelines of relevant authorities and remained fully operational. A dedicated leadership team met daily to respond to evolving developments and to adjust our operations accordingly while ensuring the safety and health of our employees, contractors, customers, and partners.

Diversity, Equity and Inclusion

We believe that a culture of diversity and inclusion is critical in making the best decisions for our people and achieving sustainable business success. While gender is only one aspect under diversity, a number of our top management positions were and continue to be held by women. We continue to effect changes to our recruiting and training processes to make our workplaces even more reflective of the diversity that exists in our communities. We believe that making our workplace more equal and inclusive will make us a stronger, more resilient and a more sustainable business over the long-term.

(27)

We have adopted an enterprise wide diversity management program. Its goal is to respond to the particular conditions at each of our operations to develop diversity within our teams. One of the first objectives of the program has been to enhance equal opportunities for women in our business. This is a key goal, not just to improve diversity but also to address demographic changes and potential shortages of skilled workers in the future by inspiring more women to take up technical positions in our industry.

Currently, women comprise 30% of our board of directors, about 23% of our top 100 management positions and 18% of our total workforce. Our goal is to improve our recruitment of women so that they comprise 30% of our new hires by 2030.

In Canada, our operations work closely and partner with regional First Nations groups to foster mutually-beneficial economic activities and beneficial relationships. We are party to a logging joint venture with one First Nations group and are working to expand the scope and size of the business and to include other regional groups. We are also pursuing additional joint business or venture opportunities with First Nations groups, including a joint trucking and transportation business. Additionally, we have programs to provide training and job skills to regional First Nations groups.

In Germany, we have an extensive apprenticeship program and outreach events for prospective employees. We believe that these programs and events, among other things, help us to reach out and attract new employees, including more women employees who perhaps in the past had not considered technical or operating employment opportunities at our mills or the forest products industry generally.

We have partnered with a global management consulting company that works to create “Change that Matters”. Their long-standing commitment to advancing gender parity, diversity, and inclusion in business aligns with our values and goals. We are working together to create a custom strategy to assist us in becoming the employer of choice, both locally and globally, for future employees.

We do not employ nor do we contract with any parties that employ people who are subjected to unsafe conditions. The vast majority of our employees are part of a union or are represented by a works council with whom we have worked to design conditions that are safe from harassment and discrimination. In addition, as a supportive workplace, we do our best to accommodate the distinct circumstances of our employees that may require modified workplaces. We have also adopted a written Code of Business Conduct and Ethics and other corporate policies to support a corporate culture which, among other things, promotes a work environment that prohibits intimidation and harassment and encourages and promotes diversity and inclusion.

Community Involvement

We make donations to community groups and charitable organizations in the communities in which we operate and live. We believe this commitment and engagement with local communities helps us to attract and retain employees and enhances our social licence in such communities.

Commitment to Sustainability

We manage and operate our business, including the natural resources under our care or direction, with a long-term view and focus on sustainability. We believe by doing so we will be able to deliver value to our customers, employees, shareholders, communities and other stakeholders. We strive to maintain the highest environmental, social and governance standards. We believe that by caring for the health and safety of our workers, maintaining the environmental quality of our operations and being part of and actively engaged in the communities in which we operate we enhance the value for all of our various stakeholders and our social licence to operate. We work to build all of these values and goals into our corporate culture or what we refer to as the “Mercer Way”. We believe that focusing on sustainability as a key driver in all of our operations and business will enhance our decision-making, our business and our relationships with our various stakeholders and communities in which we operate. We believe all of the foregoing elements are inter-connected and are vital to our long-term future, success and sustainability.

We focus significant attention on minimizing our environmental impact with the goal of reducing the environmental footprint of our existing operations to make them sustainable over the long-term, to ensure we have a social licence to operate and to offset or reduce the impact of our operations. We endeavor to adapt to emerging trends, support

(28)

new technologies and foster environmental stewardship in the areas in which we operate. Our endeavors are aligned with the United Nations Sustainable Development Goals and other key environmental standards in the areas of low carbon transition, water stewardship, waste, forestry, air emissions, recycling, sourcing and biodiversity.

As part of our commitment and focus on sustainability, we have, among other things:

•

increased our focus on sustainability including with improved management, goal setting and recording capabilities that will be communicated with stakeholders to ensure proper acknowledgment of our sustainability accomplishments and initiatives;

•

conducted a climate risk change scenario and opportunities assessment as part of our adoption of the Task Force on Climate-related Financial Disclosure recommendations.  In doing so, we partnered with a global non-profit organization focused on sustainability to develop a series of climate change scenarios for 2030. These models were developed with extensive input from the climate community, and augmented with industry trends and climate projections.  The scenarios were then analyzed and used to identify and assess the potential impacts of climate change-related risks and opportunities on the Company.  As a result of this process, we identified three areas of our strategy that may incur risks and opportunities across the scenarios: (i) shifting market demand; (ii) wood and fiber supply; and (iii) stakeholder perceptions.  Further information on the key parameters and assumptions used to develop the various models is available on our website;

•	enhanced our environmental tracking, measuring and reporting system for both water and air parameters at all of our facilities; and
•	spent considerable time with our stakeholders including governments and First Nations to expand our relationships in all areas of our business.

Description of Certain Indebtedness

The following summarizes certain material provisions of our senior notes and revolving working capital facilities. The summaries are not complete and are qualified by reference to the applicable documents and the applicable amendments to such documents on file with the SEC, and incorporated by reference herein.

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

(29)

The 2026 Senior Notes mature on January 15, 2026 and interest on the 2026 Senior Notes is payable semi-annually in arrears on each January 15 and July 15. Commencing July 15, 2018, interest is payable to holders of record of the 2026 Senior Notes on the immediately preceding January 1 and July 1 and is computed on the basis of a 360-day year consisting of twelve 30-day months. Commencing January 15, 2021, the 2026 Senior Notes became redeemable at our option at a price equal to 102.750% of the principal amount redeemed and declining ratably on January 15 of each year thereafter to 100.000% on or after January 15, 2023.

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

The indentures governing the Senior Notes contain covenants limiting, among other things, our ability and the ability of our restricted subsidiaries to: incur additional indebtedness or issue preferred stock; pay dividends or make other distributions to our shareholders; purchase or redeem capital stock or subordinated indebtedness; make investments; create liens; incur restrictions on the ability of our restricted subsidiaries to pay dividends or make other payments to us; sell assets; consolidate or merge with or into other companies or transfer all or substantially all of our assets; and engage in transactions with affiliates. As of December 31, 2021, all of our subsidiaries were restricted subsidiaries.

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

(30)

As of December 31, 2021, approximately €10.5 million ($11.9 million) of the German Facility was supporting bank guarantees leaving approximately €189.5 million ($214.6 million) available.

Canadian Revolving Credit Facility

In January 2022, our Celgar and Peace River mills and certain other subsidiaries entered into a new C$160.0 million revolving credit facility with a syndicate of three North American banks, referred to as the “Canadian Revolving Facility”. This facility replaced and discharged a prior C$60.0 million revolving credit facility for our Celgar mill and a C$60.0 million revolving credit facility for our Peace River mill. The principal terms of the Canadian Revolving Facility include:

•	The total availability under the Canadian Revolving Facility is C$160.0 million.
•	The facility matures in January 2027.
•

The facility is available by way of: (i) Canadian denominated advances, which bear interest at a designated prime rate per annum; (ii) banker’s acceptance equivalent loans, which bear interest at the applicable Canadian dollar banker’s acceptance plus 1.20% to 1.45% per annum; (iii) dollar denominated base rate advances at the greater of the federal funds rate plus 0.50%, an Adjusted Term SOFR for a one month tenor plus 1.00% and the bank’s applicable reference rate for U.S. dollar loans; and (iv) dollar SOFR advances, which bear interest at Adjusted Term SOFR plus 1.20% to 1.45% per annum.

•

The facility includes a C$15.0 million sub-limit for letters of credit for all borrowers and are required to pay 1.20% to 1.45% per annum, plus a 0.125% annual fee where there is more than one lender under the facility, on issued letters of credit.

•	The availability of the facility is subject to a borrowing base limit that is based on the borrowers' combined eligible inventory levels and accounts and certain eligible equipment from time to time.
•	The facility is secured by, among other things, a first priority charge on substantially all of the assets of the borrowers.
•

The facility includes a springing financial covenant, which is measured when either excess availability under the facility is less than the greater of 10% of the line cap thereunder and C$14.0 million in either case for five consecutive days or less than the greater of 7.5% of the line cap and C$10.0 million, at any time, and which requires the borrowers to comply on a combined basis with a 1.00:1.00 fixed charge coverage ratio.

•

The facility also contains restrictive covenants which, among other things, restrict the ability of the borrowers to declare and pay dividends, incur indebtedness, incur liens, make investments, including in its existing joint ventures, and make payments on subordinated debt. The facility contains customary events of default.

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

Risks Related to our Business

The ongoing COVID-19 pandemic could materially adversely affect our business, financial position and results of operations.

Since its initial outbreak and spread in late 2019, the COVID-19 pandemic has resulted in significant and widespread global infections and fatalities. During the pandemic, various levels of governments globally have from

(31)

time to time taken emergency and other measures to attempt to contain the virus, including travel bans and restrictions, quarantines, business closures, shelter in place orders and other shutdowns and restrictions.

The impact of the pandemic and the global response thereto has, among other things, significantly disrupted global economic activity, negatively impacted gross domestic product, disrupted supply chains and caused volatility in financial markets. Various countries have suffered declines in gross domestic product growth, business activity and increases in unemployment.

During the pandemic, there have been several “waves” or periods during which there has been a significant widespread increase in reported infections and the emergence and rapid spread of new variants of the COVID-19 virus. In response to such waves, various countries have from time to time re-imposed various restrictions on social, business, travel and other activities.

Since around the end of 2020, there has been a widespread roll-out of vaccines to aid in the prevention and spread of the COVID-19 virus. The roll-out of vaccines has generally resulted in more reopening of economies and a general discussion of whether to treat the COVID-19 virus as endemic and learning to live with it.

Although reported results for the vaccines are generally encouraging, we cannot predict how successful the vaccines will be over time, including against new and yet unknown variants of the virus. Further, we are currently unable to predict the overall impact of the emergence of new variants on global economic activity.

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

The magnitude and duration of the disruption and resulting decline in business activity that may result from the ongoing pandemic, new variants and/or resurgences is currently uncertain. The extent to which the pandemic impacts our business, operations and financial results will depend on numerous evolving factors that we may not be able to accurately predict, including:

•	the duration and scope of the pandemic, including from new and unknown variants of the virus;
•

governmental, business and individuals' actions that have been and may in the future be taken in response to the pandemic including any resurgence or additional waves of viral infection or any emergence and spread of new variants of the virus;

•	the impact of the pandemic on economic activity and actions taken in response thereto, including the recent easing of health and safety restrictions and measures and reopening of economies;
•	the effectiveness of vaccines or treatments over time;
•	the effect on our customers’ demand for pulp and wood products and our vendors’ ability to supply us with raw materials;
•	the availability of logistics networks, our ability to ship our products to customers and the availability of any required contractors to perform maintenance services; and
•	any closures of our and our customers’ operating facilities.

The effect of the pandemic, including remote working arrangements for employees, has also increased the risk of cyberattacks on, and other material breaches of, our and our third party service providers' information technology systems.

(32)

Our business is highly cyclical in nature.

The pulp and lumber businesses are highly cyclical in nature and markets are characterized by periods of supply and demand imbalance, which in turn can cause material fluctuations in prices. Pulp and lumber markets are sensitive to cyclical changes in the global economy, industry capacity and foreign exchange rates, all of which can have a significant influence on selling prices and our operating results. The length and magnitude of industry cycles have varied over time but generally reflect changes in macro-economic conditions and levels of industry capacity. Pulp and lumber are commodities that are generally available from other producers. Because commodity products have few distinguishing qualities from producer to producer, competition is generally based upon price, which is generally determined by supply relative to demand.

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

Currently, we are aware of 2.9 million ADMTs of announced capacity increases, primarily of hardwood kraft pulp in 2022. However, we cannot predict whether new capacity will be announced or will come on line in the future. If any new capacity, particularly for NBSK pulp, is not absorbed in the market or offset by curtailments or closures of older, high-cost pulp mills, the increase could put downward pressure on pulp prices and materially adversely affect our results of operations, margin and profitability. Additionally, while NBHK pulp is not a direct competitor to NBSK pulp, if any future increases in pulp supply are not absorbed by demand growth, such supply could put downward pressure on NBSK pulp prices as well.

Demand for each of pulp and lumber has historically been determined primarily by general global macro-economic conditions and has been closely tied to overall business activity. Pulp prices have been and are likely to continue to be volatile and can fluctuate widely over time.

A pulp producer’s actual sales price realizations are third party industry quoted list prices net of customer discounts, rebates and other selling concessions. Our sales price realizations may also be affected by price movements between the order and shipment dates.

Global pulp and lumber markets have historically been characterized by considerable swings in prices which have and will result in variability in our earnings. Prices for pulp and lumber are driven by many factors outside our control. We have little influence over the timing and extent of price changes. Because market conditions beyond our control determine the prices for pulp and lumber, prices may fall below our cash production costs, requiring us to either incur short-term losses on product sales or cease production at one or more of our mills. Therefore, our profitability depends on managing our cost structure, particularly raw materials which represent a significant component of our operating costs and can fluctuate based upon factors beyond our control. If the prices of our products decline, or if prices for our raw materials increase, or both, our results of operations and cash flows could be materially adversely affected.

(33)

Cyclical fluctuations in the price and supply of our raw materials, particularly fiber, could adversely affect our business.

Our main raw material is fiber in the form of wood chips, pulp logs and sawlogs. Fiber represented approximately 45% of our pulp cash production costs and approximately 75% of our lumber cash production costs in 2021. Fiber is a commodity and both prices and supply are cyclical. Fiber pricing is subject to regional market influences and our costs of fiber may increase in a region as a result of local market shifts. The cost of wood chips, pulp logs and sawlogs is primarily affected by the supply and demand for lumber. Demand for these raw materials is generally determined by the volume of pulp and paper products and wood products produced globally and regionally. Governmental regulations related to the environment, forest stewardship and green or renewable energy can also affect the supply of fiber. In Europe, governmental initiatives to increase the supply of renewable energy have led to more renewable energy projects, including in Germany. Demand for wood residuals from such energy producers has generally put upward pressure on prices for wood residuals. Wood chip supply in Germany was generally stable during the last three years due to stable sawmill production and lower demand from pellet producers and board manufacturers; however, there is no assurance that wood chip supply will continue to be stable or that supply will not be reduced or that fiber costs will not increase in the future.

Similarly, strong lumber markets in North America and particularly in the United States resulting from a recovery in U.S. housing starts and a robust home renovations market over the last two years have resulted in increased sawmilling activity. This increased the supply of wood chips which are generally a lower cost than pulp logs. However, the lumber industry is highly cyclical and a slowdown in sawmilling activities would reduce the availability of both wood chips and pulp logs and put upward pressure on fiber costs. There is no assurance that sawmill activity will be stable or not decline or that fiber prices will not increase in the future.

The 2006 Softwood Lumber Agreement, which governed softwood lumber exports from Canada to the United States, expired in 2015, and a one-year post-expiration period during which the United States agreed not to impose trade sanctions expired in October 2016. In November 2016, a petition was filed by a coalition of U.S. lumber producers to the U.S. Department of Commerce and the U.S. International Trade Commission requesting an investigation into alleged subsidies provided to Canadian lumber producers. Since then, the U.S. Department of Commerce announced various countervailing and anti-dumping duty rates on Canadian softwood lumber and the United States and Canada have engaged in proceedings under the North American Free Trade Agreement and through the World Trade Organization. In November 2021, the U.S. Department of Commerce reduced the countervailing duty to 6.32% and the anti-dumping rate to 11.59%, for a total cash deposit rate of 17.91% for “all other” Canadian lumber producers. It is uncertain when or if the United States and Canada may settle a new agreement and what terms or restrictions it may contain. Any duties or other restrictions imposed on Canadian softwood lumber exports by the United States could negatively impact Canadian sawmill production in our Canadian mills’ supply area and result in reduced availability and increased costs for wood chips for our Canadian mills. While we believe this may be partially offset by increased wood chip supply from U.S. sawmills and pulp log availability, we cannot currently predict the overall effect on our Canadian mills’ overall fiber costs.

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

(34)

Other than the renewable forest licenses of our Peace River mill, we do not own any timberlands or have any material long-term governmental timber concessions. We also currently have few long-term fiber contracts at our German operations. Fiber is available from a number of suppliers and we have not historically experienced material supply interruptions or substantial sustained price increases. However, our requirements have increased and may continue to do so as we expand capacity through capital projects or other efficiency measures at our mills. As a result, we may not be able to purchase sufficient quantities of these raw materials to meet our production requirements at prices acceptable to us during times of tight supply. An insufficient supply of fiber or reduction in the quality of fiber we receive would materially adversely affect our business, financial condition, results of operations and cash flows.

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

We face intense competition in the forest products industry.

We compete with numerous forest products companies, some of which have greater financial resources. The trend toward consolidation in the forest products industry has led to the formation of sizable global producers that have greater flexibility in pricing and financial resources for marketing, investment, research and development, innovation, and expansion. Additionally, certain of our competitors are fully or more vertically integrated than we are and may have different priorities when operating their respective businesses. Because the markets for our products are highly competitive, actions by competitors can affect our ability to compete and the volatility of prices at which our products are sold.

The forest products industry is also capital intensive, and we require significant investment to remain competitive. Some of our competitors may be lower-cost producers in some of the businesses in which we operate. For example, the sizable low-cost hardwood grade pulp capacity in South America, which continues to grow as a result of ongoing investment and whose costs are thought to be very competitive, and the actions those mills take to gain market share, could continue to adversely affect our competitive position in similar grades. Failure to compete effectively could have a material adverse effect on our business, financial condition or results of operations.

Our business is subject to risks associated with climate change and social and government responses thereto.

Our operations and those of our suppliers are subject to climate change variations which can impact the productivity of forests, the abundance of species, harvest levels and fiber supply. Further, over the last few years, changing weather patterns and climate conditions due to natural and man-made causes have added to the frequency and unpredictability of natural disasters like wildfires, insect infestation of softwood forests, floods, rain, wind, snow and ice storms. One or a combination of these factors could adversely affect our fiber supply which is our largest cash production cost. There are differing scientific studies and opinions relating to the severity, extent and speed at which climate change is or may be occurring around the world. As a result, we are currently unable to identify and predict all of the specific consequences of climate change on our business and operations.

Further, governmental initiatives and social focus in response to climate change also have an impact on operations. Their demand for carbon neutral green energy has created greater demand and competition for the wood residuals and fiber that is consumed by our pulp mills as part of their production processes. This can drive up the cost of fiber for our mills.

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

(35)

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

Any of these natural disasters could also affect woodlands or cause variations in the cost of raw materials, such as fiber or restrict or negatively impact our logistics and transportation of goods and materials. Changes in precipitation could make wildfires more frequent or more severe, and could adversely affect timber harvesting and the supply of fiber to our operations. The effects of global, regional, and local weather conditions, and climate change, including the costs of complying with evolving climate change regulations and transition costs relating to a low carbon economy could also adversely impact our results of operations.

If we are unable to offer products certified to globally recognized forestry management and chain of custody standards or meet customers’ product specifications, it could adversely affect our ability to compete.

We market and sell pulp and lumber, with specific designations to certain globally recognized forest management and chain of custody standards as well as product specifications to meet customers’ requirements. Our ability to conform to new or existing guidelines for certification depends on a number of factors, many of which are beyond our control, such as: changes to the standards or the interpretation or the application of the standards; the collaboration of our suppliers in the timely sharing of product information; the adequacy of government-implemented conservation measures; and in Canada the existence of or potential territorial disputes between First Nations peoples and governments. If we are unable to offer certified products, or to meet commitments to supply certified product or meet the product specifications of our customers, it could adversely affect the marketability of our products and our ability to compete with other producers.

Our operations require substantial capital and we may be unable to maintain adequate capital resources to provide for such capital requirements.

Our business is capital intensive and requires that we regularly incur capital expenditures to maintain our equipment, improve efficiencies and, as a result of changes to environmental regulations that require capital expenditures, bring our operations into compliance with such regulations. In addition, we may approve projects in the future that will require significant capital expenditures. Increased capital expenditures could have a material adverse effect on our cash flow and our ability to satisfy our debt obligations. If our available cash resources and cash generated from operations are not sufficient to fund our operating needs and capital expenditures, we would have to obtain additional funds from borrowings or other available sources or reduce or delay our capital expenditures. Our indebtedness could adversely limit or impair our ability to raise additional capital. We may not be able to obtain additional funds on favorable terms or at all. If we cannot maintain or upgrade our equipment as may be required from time to time, we may become unable to manufacture products that compete effectively. An inability to make required capital expenditures in a timely fashion could have a material adverse effect on our growth, business, financial condition or results of operations.

Trends in non-print media and changes in consumer habits regarding the use of paper have and are expected to continue to adversely affect the demand for market pulp.

Trends in non-print media are expected to continue to adversely affect demand for traditional print media, including for printing, writing and graphic papers. Neither the timing nor the extent of these trends can be predicted with certainty. Our paper, magazine, book and catalog publishing customers could increase their use of, and compete with, non-print media, including multimedia technologies, electronic storage and communication platforms which could further reduce their consumption of papers and in turn their demand for market pulp. The demand for such paper products has weakened significantly over the last several years and has accelerated since the COVID-19

(36)

pandemic as confinement and work from home has altered consumer habits, which could become permanent and further negatively impact the demand for market pulp.

Fluctuations in prices and demand for lumber could adversely affect our business.

The financial performance of the Friesau mill depends on the demand for and selling price of lumber, which is subject to significant fluctuations. The markets for lumber are highly volatile and are affected by economic conditions in Europe, Asia and the United States, the strength of housing markets and the home renovations activity in such regions, the growing importance of the Asian market, changes in industry production capacity, changes in inventory levels and other factors beyond our control. Additionally, interest rates have a significant impact on residential construction and renovation activity, which in turn influence the demand for and price of lumber.

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

Our 50% ownership interest in the Cariboo mill is through an unincorporated joint venture partnership. The ownership and operation of such mill is subject to an underlying agreement and its day-to-day operations are principally conducted by our joint venture partner. Joint venture partnerships generally involve special risks, including that the business and strategic interests of the joint venture partner and ourselves may not coincide or that the joint venture partner may be unable to meet its economic or other obligations thereunder. We have limited control over the actions of the joint venture partner in respect of the Cariboo mill, including any non-performance, default or bankruptcy of such party. Any non-performance by our joint venture partner or other actions taken by the joint venture partner in connection with the day-to-day operation of the Cariboo mill may adversely affect our results of operations and financial condition.

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

(37)

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

The majority of our employees are unionized and we have collective agreements in place with our employees at all of our mills, other than the Peace River mill which is non-union. Although we have not experienced any material work stoppages in the past, there can be no assurance that we will be able to negotiate acceptable collective agreements or other satisfactory arrangements with our employees upon the expiration of our collective agreements. This could result in a strike or work stoppage by the affected workers. The registration or renewal of the collective agreements or the outcome of our wage negotiations could result in higher wages or benefits paid to union members. Many of the employment positions in our operations require technical or other operating training and/or experience. Changing demographics may make it more difficult for us to recruit skilled employees in the future. Accordingly,

(38)

we could experience a significant disruption of our operations or higher ongoing labor costs, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, whenever we seek to reduce the workforce at any of our mills, the affected mill’s labor force could seek to hinder or delay such actions, we could incur material severance or other costs and our operations could be disrupted.

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

In addition, by nature of the industries in which we operate, many of our employees are professionals who require specialized knowledge and skills, including various categories of engineers and licensed trade persons and equipment operators. Any inability to attract, train and retain such employees could adversely affect our business and results of operations.

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

(39)

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

As of December 31, 2021, we had approximately $1,261.9 million of indebtedness outstanding. We may also incur additional indebtedness in the future. Our high debt levels may have important consequences for us, including, but not limited to the following:

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

The indentures that govern our Senior Notes, and our credit facilities contain restrictive covenants which impose operating and other restrictions on us and our subsidiaries. These restrictions will affect, and in many respects will limit or prohibit, our ability to, among other things, incur or guarantee additional indebtedness, pay dividends or make distributions on capital stock or redeem or repurchase capital stock, make investments or acquisitions, create

(40)

liens and enter into mergers, consolidations or transactions with affiliates. The terms of our indebtedness also restrict our ability to sell certain assets, apply the proceeds of such sales and reinvest in our business.

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

In addition, financial uncertainties and other events in our major international markets, including inflation and other market factors, may negatively impact the global economy and consequently, our results of operations.

(41)

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

Political uncertainty, an increase in trade protectionism or geo-political conflict could have a material adverse effect on global macro-economic activities and trade and adversely affect our business, results of operations and financial condition.

The rise of economic nationalist sentiments, trade protectionism and geo-political security has led to increasing political uncertainty and unpredictability throughout the world. Additionally, there can be no assurance that additional or new trade tensions and tariffs will not arise between various trade partners. These potential developments, market perceptions concerning these and related issues and the attendant regulatory uncertainty regarding, for example, the posture of governments with respect to international trade or national security issues, could have a material adverse effect on global trade and economic growth which, in turn, can adversely affect our business, results of operation and financial condition.

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

International security issues and adverse developments in respect thereof such as the current political tension between Russia, Ukraine and potentially western security alliances could materially adversely affect global trade and economic activity.

Protectionist developments or adverse international political tensions or developments, or the perception they may occur, may have a material adverse effect on global economic conditions, and may significantly reduce global trade. Increasing trade protectionism in the markets could increase the risks associated with exporting goods to such markets. These developments could have a material adverse effect on our business, results of operations and financial condition.

We may incur losses as a result of unforeseen or catastrophic events, including the emergence of a new pandemic, terrorist attacks or natural disasters.

The occurrence of unforeseen or catastrophic events, including the emergence of a new pandemic or other widespread health emergency (or concerns over the possibility of such an emergency), terrorist attacks or natural

(42)

disasters, could create economic and financial disruptions and could lead to operational difficulties (including travel limitations) that could impair our ability to manage or operate our business and adversely affect our results of operations.

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

(43)

We participate in German statutory energy programs.

In Germany, our Stendal and Friesau mills sell surplus green energy at fixed prices or tariffs pursuant to the Renewable Energy Act. Our Stendal mill’s tariff expires in 2024 and our Friesau mill’s tariff expires in 2029. Our Rosenthal mill’s tariff has expired and since January 1, 2021, it has sold its power at market rates which fluctuate over time.

The availability of tariffs and other incentives for our green energy production activities is dependent, to a large extent, on political and policy developments relating to environmental concerns in the regions in which we operate. We cannot currently predict the scope of any such measures whether they will provide similar economic incentives as under the tariffs, when, if at all, they will be implemented or their potential application and impact on the expiry of their existing tariffs in 2024 and 2029, respectively, our Stendal and Friesau mills.

Our international sales and operations are subject to applicable laws relating to trade, export controls, foreign corrupt practices and competition laws, the violation of which could adversely affect our operations.

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

In 2021, the European Commission commenced a cartel investigation into the wood pulp sector in Europe to investigate if there was an infringement of European Union competition law. In October 2021, the Commission conducted inspections of several European pulp producers, including our German operations. The matter is currently in the investigation stage and we are cooperating with the investigation and expect to engage with the European Commission if the investigation continues. We are unable to predict the timing of, and what further actions, if any, the Commission may pursue. If the Commission were to pursue actions against such European pulp producers, including our German operations, and ultimately there was a non-appealable determination of an infringement of European competition law, it could impose significant financial penalties on such producers, including us, that could have a material adverse effect on us and our business.

Risks Related to Ownership of our Shares

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

(44)

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

We own the Rosenthal, Stendal, Celgar, Peace River pulp mills, the Friesau sawmill and their underlying properties and have a 50% joint venture interest in the Cariboo pulp mill. We also own the CLT Facility and its underlying property near Spokane, Washington and sandalwood plantations in Western Australia.

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

(45)

Stendal Mill. The Stendal mill is situated on a 96.5 hectare site owned by Stendal that is part of a larger 1,250 hectares industrial park near the town of Stendal in the state of Saxony-Anhalt, approximately 300 kilometers north of the Rosenthal mill and 130 kilometers west of Berlin. The mill is adjacent to the Elbe River and has access to harbor facilities for water transportation. The mill is a single line mill with a current annual design production capacity of approximately 740,000 ADMTs of kraft pulp. The Stendal mill is self-sufficient in steam and electrical power. Some excess electrical power which is constantly being generated is sold to the regional power grid. The facilities at the mill include:

•	an approximately 740,000 square feet fiber and roundwood storage area;
•	debarking and chipping facilities for pulp logs;
•	a fiber line, which includes 12 SuperBatch™ digesters and bleaching facilities;
•	a pulp machine, which includes a dryer, a cutter and two baling lines;
•	an approximately 105,000 square feet finished goods storage area;
•	a chemical recovery line, which includes a recovery boiler, evaporation plant, recausticizing plant and lime kiln;
•	a fresh water plant;
•	a wastewater treatment plant; and
•	a power station with two turbines capable of producing 148 MW of electrical power.

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

(46)

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

Friesau Mill. The Friesau mill is situated on a 62 acre site in the town of Saalburg-Ebersdorf, Germany, approximately 300 kilometers south of Berlin and only 16 kilometers from the Rosenthal mill. It is a two line sawmill with an annual production capacity of approximately 550 MMfbm of lumber on a continuously operating basis. The mill also sells electrical power generation to the regional power grid at fixed green power tariffs. The mill is self-sufficient in thermal power. The facilities at the Friesau mill include:

•	an approximately 1,000,000 square feet roundwood storage area;
•	three log debarking and two sorting lines;
•	two Linck sawing lines;
•	42 lumber kilns capable of matching sawmill production;
•	two continuous kilns;
•	three planer lines;
•	an approximately 663,800 square feet finished goods storage area; and
•	a biomass fueled cogeneration power plant capable of producing 13 MW of electrical power.

CLT Facility. The CLT Facility is situated on a 54 acre site near Spokane, Washington. It has an area of approximately 270,000 square feet and has an annual production capacity of approximately 140,000 cubic meters of CLT.

Santanol. Santanol owns and leases approximately 2,500 hectares of Indian sandalwood plantations and a processing and extraction plant in Western Australia.

ITEM 3.	LEGAL PROCEEDINGS

In 2021, the European Commission opened a cartel investigation into the wood pulp sector in Europe to investigate if there was an infringement of European Union competition law. In October 2021, the Commission conducted inspections of major European pulp producers including our German operations. We are cooperating with the investigation. As the matter is currently in the investigation stage, we cannot predict the timing of the same and what further actions, if any, the European Commission may pursue or what the outcome of any such actions may be.

We are also subject to routine litigation incidental to our business. We do not believe that the outcome of such litigation will have a material adverse effect on our business or financial condition.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

(47)

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
(a)	Market Information. Our shares are quoted for trading on the NASDAQ Global Select Market under the symbol “MERC”.
(b)	Shareholder Information. As of February 15, 2022, there were approximately 169 holders of record of our shares and a total of 66,037,552 shares were outstanding.
(c)

Dividend Information.  On February 17, 2022, our board of directors approved a quarterly dividend of $0.0750 per share to be paid to holders of our common stock on April 6, 2022 to shareholders of record on March 30, 2022.

In 2021, our board of directors approved four quarterly dividend payments of $0.065 per share each, the first being paid on April 7, 2021, the second being paid on July 7, 2021, the third being paid on October 6, 2021 and the fourth being paid on December 30, 2021.

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

(d)

Equity Compensation Plans. The following table sets forth information as of December 31, 2021 with respect to the shares of our common stock that may be issued under our existing equity compensation plans:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Plan Category
Equity compensation plans approved by shareholders	—	(1)	$ —	1,188,303	(2)
Equity compensation plans not approved by shareholders	—		$ —	—

(1)

Excludes 49,195 outstanding restricted shares which vest in 2022 and 2,754,472 outstanding performance share units, 626,550 of which had vested as of December 31, 2021. The underlying shares of common stock relating to the vested performance share units were issued in February 2022. Of the remaining 2,127,922 performance share units, 1,120,010 will vest in 2022 and 1,007,912 will vest in 2023. The actual number of shares of common stock issued in respect of unvested performance share units will vary from 0% to 200% of performance share units granted, based upon achievement of performance objectives established for such awards.

(2)

Represents the number of shares of our common stock remaining available for issuance under the 2010 Stock Incentive Plan, which replaced two previous plans, as of December 31, 2021. The plan provides for options, restricted stock rights, restricted shares, performance shares, performance share units and stock appreciation rights to be awarded to employees, consultants and non-employee directors.

(48)

(e)

Performance Graph. The following graph shows a five-year comparison of cumulative total shareholder return, calculated on an assumed dividend reinvested basis, for our common stock, the S&P SmallCap 600 Index, a group of peer companies, referred to as the “Peer Group”, and Standard Industrial Classification Code Index or “SIC” (SIC Code 2611 - pulp mills), referred to as the “SIC Code Index”. The graph assumes $100 was invested in each of our common stock, the S&P SmallCap 600 Index, the Peer Group and the SIC Code Index on December 31, 2016. Data points on the graph are annual.

Comparison of Cumulative Total Return

Mercer International Inc.
S&P SmallCap 600
Peer Group
SIC Code Index
$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
2016
2017
2018
2019
2020
2021

Assumes $100 Invested December 31, 2016

Assumes Dividends Reinvested

Fiscal Year Ending December 31, 2021

	2016	2017	2018	2019	2020	2021
Mercer International Inc.	$100.00	$139.74	$105.69	$129.67	$113.13	$135.10
S&P SmallCap 600 Index	$100.00	$113.23	$103.63	$127.24	$141.60	$179.58
Peer Group(1)	$100.00	$145.19	$119.02	$147.79	$167.78	$187.82
SIC Code Index	$100.00	$137.27	$87.26	$74.36	$79.05	$84.85

(1)

The Peer Group is comprised of Borregard ASA, Canfor Pulp Products Inc., Domtar Corporation, ENCE Energia y Cellulosa SA, Resolute Forest Products Inc., Rottneros RROS, Stora Enso Oyj, UPM-Kymmene Oyj, and West Fraser Timber Co. Ltd.

(49)

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

(50)

ITEM 6.	[RESERVED]

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of our operations for the years ended December 31, 2021 and 2020 is based upon and should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this annual report. Please refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended December 31, 2020 for a discussion of our results of operations for 2019 and financial position as of December 31, 2019.  This annual report contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those indicated in forward-looking statements. See “Cautionary Note Regarding Forward-Looking Statements” and Item 1A. “Risk Factors”.

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

Markets for kraft pulp are global, cyclical and commodity based. Our financial performance depends on a number of variables that impact sales and production costs. Sales and production results for kraft pulp are influenced largely by the market price for kraft pulp, fiber costs and foreign currency exchange rates. Kraft pulp prices are highly cyclical and primarily determined by the balance between supply and demand. Pricing and demand are influenced by global macro-economic conditions, changes in consumption and industry capacity, the level of customer and producer inventories and fluctuations in exchange rates. The third party industry quoted average European list prices for NBSK pulp between 2012 and 2021 have fluctuated between a low of $760 per ADMT in 2012 to a high of $1,345 per ADMT in 2021. In the same period, third party industry quoted average North American list prices for NBHK pulp have fluctuated between a low of $700 per ADMT in 2012 to a high of $1,350 per ADMT in 2021.

Our pulp sales realizations are third party industry quoted list prices, net of customer discounts, rebates and other selling concessions. Our sales to China are closer to a net price with significantly lower or little discounts and rebates.

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

(51)

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

Unexpected maintenance downtime can be particularly disruptive in our industry.

Selected 2021 Highlights

In 2021, we:

•	achieved record net income of $171.0 million and Operating EBITDA* of $478.8 million driven by higher pulp and lumber sales realizations;
•	completed significant capital projects including projects which will increase our pulp capacity at the Stendal mill by 80,000 ADMTs and the rebuild of a boiler at Peace River;
•	expanded our product offerings with the acquisition of a CLT facility; and
•

maintained our crisis management plan and COVID-19 exposure control plans, risk assessments and protocols, which helped result in no material disruptions to our operations since the pandemic was declared in March 2020.

*See “– Summary Financial Highlights” for a reconciliation of net income (loss) to Operating EBITDA.

Current Market Environment

Although there is continued economic uncertainty as a result of the ongoing COVID-19 pandemic, we currently expect relatively strong NBSK markets and pricing in the first half of 2022 as a result of improving demand and supply interruptions in Canada and Scandinavia. For NBHK pulp we currently expect demand and prices to remain steady.

In our wood products segment, we currently expect steady lumber demand in all markets with modest price improvements in the U.S. market in the first half of 2022.

(52)

Summary Financial Highlights

	Year Ended December 31,
	2021		2020
	(in thousands, other than percent and per share amounts)
Statement of Operations Data
Pulp segment revenues	$1,483,093		$1,220,644
Wood products segment revenues	311,081		197,649
Corporate and other revenues	9,081		4,847
Total revenues	$1,803,255		$1,423,140

Pulp segment operating income	$251,724		$37,952
Wood products segment operating income	108,466		34,704
Corporate and other operating loss	(13,607)		(8,927)
Total operating income	$346,583		$63,729

Pulp segment depreciation and amortization	$115,293		$115,945
Wood products segment depreciation and amortization	14,858		12,212
Corporate and other depreciation and amortization	2,048		764
Total depreciation and amortization	$132,199		$128,921

Operating EBITDA(1)	$478,782		$192,650
Operating EBITDA margin(1)	27%		14%
Loss on early extinguishment of debt	$(30,368	)(2)	$—
Income tax provision	$(89,579)		$(6,096)
Net income (loss)	$170,988		$(17,235)
Net income (loss) per common share
Basic	$2.59		$(0.26)
Diluted	$2.58		$(0.26)
Common shares outstanding at period end	66,037		65,868

(1)	See “Non-GAAP Financial Measures” for a description of Operating EBITDA and Operating EBITDA margin, their limitations and why we consider them to be useful measures.

The following table provides a reconciliation of net income (loss) to operating income and Operating EBITDA for the years indicated:

	Year Ended December 31,
	2021	2020
	(in thousands)
Net income (loss)	$170,988	$(17,235)
Income tax provision	89,579	6,096
Interest expense	70,047	80,746
Loss on early extinguishment of debt	30,368	—
Other income	(14,399)	(5,878)
Operating income	346,583	63,729
Add: Depreciation and amortization	132,199	128,921
Operating EBITDA	$478,782	$192,650

(2)	Redemption of the 2024 Senior Notes and 2025 Senior Notes.

(53)

Selected Production, Sales and Other Data

	Year Ended December 31,
	2021	2020
Pulp Segment
Pulp production ('000 ADMTs)
NBSK	1,671.2	1,716.1
NBHK	192.7	335.0
Annual maintenance downtime ('000 ADMTs)	253.7	50.1
Annual maintenance downtime (days)	188	43
Pulp sales ('000 ADMTs)
NBSK	1,616.9	1,700.4
NBHK	195.8	329.0
Average NBSK pulp prices ($/ADMT)(1)
Europe	1,243	851
China	850	588
North America	1,478	1,139
Average NBHK pulp prices ($/ADMT)(1)
China	661	462
North America	1,225	881
Average pulp sales realizations ($/ADMT)(2)
NBSK	779	572
NBHK	615	452
Energy production ('000 MWh)(3)	1,826.5	2,238.6
Energy sales ('000 MWh)(3)	702.0	894.5
Average energy sales realizations ($/MWh)(3)	123	93

Wood Products Segment
Lumber production (MMfbm)	447.9	438.0
Lumber sales (MMfbm)	419.7	449.2
Average lumber sales realizations ($/Mfbm)	699	402
Energy production and sales ('000 MWh)	74.6	89.0
Average energy sales realizations ($/MWh)	155	119

Average Spot Currency Exchange Rates
$ / €(4)	1.1830	1.1410
$ / C$(4)	0.7981	0.7457

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

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

Consolidated – Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

Total revenues in 2021 increased by approximately 27% to a record $1,803.3 million from $1,423.1 million in 2020 primarily due to higher sales realizations partially offset by lower sales volumes.

(54)

Costs and expenses in 2021 increased by approximately 7% to $1,456.7 million from $1,359.4 million in 2020 primarily due to higher energy costs, the negative impact of a weaker dollar on our Canadian dollar and euro denominated costs and expenses, higher maintenance costs and higher per unit fiber costs for our wood products segment partially offset by lower sales volumes. Our maintenance costs were partially offset by the recovery of about $36.1 million business interruption insurance claims primarily related to the Peace River mill boiler rebuild in 2021.

In 2021, the dollar was 7% weaker against the Canadian dollar and 4% weaker against the euro compared to 2020, which increased our Canadian dollar and euro denominated costs and expenses.

In 2021, cost of sales depreciation and amortization increased to $132.1 million from $128.8 million in 2020 due to the negative impact of a weaker dollar.

Selling, general and administrative expenses increased by approximately 18% to $78.9 million in 2021 from $66.9 million in 2020 primarily due to higher employee compensation and the negative impact of a weaker dollar.

In 2021, our operating income increased to a record $346.6 million from $63.7 million in 2020 primarily due to higher sales realizations partially offset by higher energy costs, higher maintenance downtime, the negative impact of a weaker dollar and higher per unit fiber costs for our wood products segment.

In January 2021, we refinanced a significant portion of our debt, referred to as the “Refinancing”, by issuing $875.0 million of 5.125% 2029 Senior Notes and used the proceeds to redeem and/or repurchase all of our 6.5% 2024 Senior Notes and 7.375% 2025 Senior Notes, referred to as the “Redemption”, at a cost including premium of $824.6 million. We recorded a loss on such Redemption of $30.4 million ($0.46 per share). The Refinancing reduced our annual interest expense going forward by approximately $12.0 million.

Interest expense in 2021 decreased to $70.0 million from $80.7 million in 2020 primarily as a result of a lower interest rate for our 2029 Senior Notes.

Other income in 2021 was $14.4 million compared to $5.9 million in 2020. Other income in 2021 was primarily due to foreign exchange gains on the translation of dollar denominated cash held at the mills. Other income in 2020 was primarily due to a $17.5 million realized gain on the sale of investments partially offset by a $13.8 million foreign exchange loss primarily on the translation of dollar denominated cash held at the mills.

In 2021, income tax expense was $89.6 million or an effective tax rate of approximately 34%. In 2020, income tax expense was $6.1 million primarily due to the tax provision for our German entities only partially offset by tax recoveries for our Canadian entities.

In 2021, our net income was a record $171.0 million, or $2.59 per basic share and $2.58 per diluted share, compared to a net loss of $17.2 million, or $0.26 per share in 2020.

In 2021, Operating EBITDA increased to a record $478.8 million from $192.7 million in 2020 as higher sales realizations were only partially offset by higher energy costs, higher maintenance downtime, the negative impact of a weaker dollar and higher per unit fiber costs for our wood products segment.

Pulp Segment – Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

Selected Financial Information

	Year Ended December 31,
	2021	2020
	(in thousands)
Pulp revenues	$1,389,439	$1,130,302
Energy and chemical revenues	$93,654	$90,342
Depreciation and amortization	$115,293	$115,945
Operating income	$251,724	$37,952

(55)

Pulp revenues in 2021 increased by approximately 23% to a record $1,389.4 million from $1,130.3 million in 2020 due to higher sales realizations partially offset by lower sales volumes.

Energy and chemical revenues increased by approximately 4% to $93.7 million in 2021 from $90.3 million in 2020 primarily due to higher sales realizations and the positive impact of a weaker dollar on our euro and Canadian dollar denominated energy and chemical revenues partially offset by lower energy sales volumes due to lower energy production as a result of annual maintenance downtime and required repairs on our Rosenthal mill's turbine.

Total pulp production decreased by approximately 9% to 1,863,893 ADMTs in 2021 from 2,051,084 ADMTs in 2020. In 2021, our pulp mills had 188 days of annual maintenance downtime (approximately 253,700 ADMTs) including our 50% owned Cariboo mill. Approximately 88 days of such downtime was at our Peace River mill and primarily related to boiler work which was deferred from last year. In 2021, we finalized our insurance claims and recorded a recovery of $28.0 million in connection with the costs of the Peace River mill boiler work and $36.1 million for business interruption claims primarily related to its extended 2021 downtime.

We estimate that such maintenance downtime in 2021 adversely impacted our operating income by approximately $125.3 million, comprised of approximately $75.4 million in direct out-of-pocket expenses and the balance in reduced production (exclusive of business interruption insurance proceeds of approximately $36.1 million). Many of our competitors that report their financial results using International Financial Reporting Standards, referred to as “IFRS”, capitalize their direct costs of maintenance downtime.

In 2022, we currently have scheduled maintenance downtime for our pulp mills of an aggregate of 67 days, or approximately 94,800 ADMTs which will be comprised of 39 days in the second quarter, 14 days in the third quarter and 14 days in the final quarter.

Total pulp sales volumes decreased by approximately 11% to 1,812,689 ADMTs in 2021 compared to 2,029,409 ADMTs in 2020 primarily due to lower production. In 2021, third party industry quoted average list prices for NBSK pulp increased by approximately 46% in Europe and 30% in North America compared to 2020. In 2021, average net prices for NBSK pulp in China increased by approximately 45% compared to 2020. Such increases in prices principally resulted from steady demand and low customer inventory levels. In 2021, low customer inventory levels resulted from the pandemic and other factors creating logistics issues which reduced shipments to China and Europe and storms and winter conditions in Western Canada which reduced supply.

Third party industry quoted average list prices for NBSK pulp in Europe and North America were approximately $1,243 per ADMT and $1,478 per AMDT, respectively, in 2021 compared to approximately $851 per ADMT and $1,139 per ADMT, respectively, in 2020. Average net prices for NBSK pulp in China were approximately $850 per ADMT in 2021 compared to approximately $588 per ADMT in 2020. Third party industry quoted average list prices for NBHK pulp in North America were approximately $1,225 per ADMT in 2021 compared to approximately $881 per ADMT in 2020. Average net prices for NBHK pulp in China were approximately $661 per ADMT in 2021 compared to approximately $462 per ADMT in 2020.

Average NBSK pulp sales realizations increased by approximately 36% to $779 per ADMT in 2021 from $572 per ADMT in 2020 due to both higher list and net prices. In 2021, NBHK pulp sales realizations increased by approximately 36% to $615 per ADMT in 2021 from $452 per ADMT in 2020.

In 2021, the net negative impact on operating income due to foreign exchange was $50.2 million primarily due to the effect of a weaker dollar on average compared to the Canadian dollar and euro which increased the dollar cost of our Canadian dollar and euro denominated costs and expenses compared to 2020.

Costs and expenses in 2021 increased by approximately 4% to $1,231.7 million from $1,183.2 million in 2020 primarily due to higher energy costs, the negative impact of a weaker dollar and higher maintenance costs net of the business interruption insurance claims partially offset by lower pulp sales volumes.

On average, in 2021, overall per unit fiber costs increased by approximately 2% from 2020. For our Canadian mills, per unit fiber costs increased due to the negative impact of a weaker dollar. In 2021, per unit fiber costs for our German mills decreased due to the availability of beetle damaged wood and strong sawmill production. In 2022, we currently expect modestly higher per unit fiber costs due to strong demand.

(56)

Transportation costs decreased by approximately 6% to $136.3 million in 2021 from $144.4 million in 2020 due to lower sales volumes partially offset by higher freight rates caused by weather related disruptions.

In 2021, depreciation and amortization decreased to $115.3 million from $115.9 million in 2020.

In 2021, pulp segment operating income increased to $251.7 million from $38.0 million in 2020 because of higher sales realizations only partially offset by higher energy costs, higher maintenance downtime and the negative impact of a weaker dollar.

Wood Products Segment – Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

Selected Financial Information

	Year Ended December 31,
	2021	2020
	(in thousands)
Lumber revenues	$293,166	$180,769
Energy revenues	$11,547	$10,619
Wood residual revenues	$6,368	$6,261
Depreciation and amortization	$14,858	$12,212
Operating income	$108,466	$34,704

In 2021, lumber revenues increased by approximately 62% to a record $293.2 million from $180.8 million, primarily due to higher sales realizations partially offset by a lower sales volume. Overall, in 2021, U.S. markets were strong with approximately 53% of our lumber revenues and 42% of sales volumes to such market. The majority of the balance of our lumber sales were to Europe.

Energy and wood residual revenues increased by approximately 6% to $17.9 million in 2021 from $16.9 million in 2020 primarily due to a higher realized energy price.

Lumber production increased by approximately 2% to a record 447.9 MMfbm in 2021 from 438.0 MMfbm in 2020 primarily due to capital improvements.

Lumber sales volumes decreased by approximately 7% to 419.7 MMfbm in 2021 from 449.2 MMfbm in 2020 due to the timing of sales resulting from shipment delays due to global logistics issues.

Average lumber sales realizations increased by approximately 74% to $699 per Mfbm in 2021 from $402 per Mfbm in 2020 primarily due to higher pricing in the U.S. and European markets. U.S. lumber pricing increased due to strong housing and home renovation demand. European lumber pricing increased due to steady demand and reduced supply as producers shifted product to the U.S. market.

Fiber costs were approximately 75% of our lumber cash production costs in 2021. In the comparative period of 2020, per unit fiber costs were very low as a result of a large supply of beetle damaged wood.  As producers have been working through such wood, more green wood is being harvested. In 2021 per unit fiber costs increased by approximately 47% from the same period of 2020 as a result of using more green wood, continued strong demand for sawlogs and the negative impact of a weaker dollar on our euro denominated fiber costs. We currently expect modestly increasing per unit fiber costs in 2022 as a result of increased use of green wood.

Transportation costs increased by approximately 16% to $34.0 million in 2021 from $29.2 million in 2020 primarily due to higher freight rates and the negative impact of a weaker dollar being only partially offset by lower sales volumes.

In 2021, depreciation and amortization for our wood products segment increased to $14.9 million from $12.2 million in 2020 primarily due to the completion of capital projects.

(57)

In 2021, our wood products segment had record operating income of $108.5 million compared to $34.7 million in 2020 primarily due to higher lumber sales realizations partially offset by higher per unit fiber costs.

Sensitivities

The following sensitivity analysis provides only a limited point-in-time view of the pulp price, lumber price, fiber costs and foreign exchange rates discussed. The actual impact of the underlying price and rate changes may differ materially from that shown in the sensitivity analysis.

Our earnings are sensitive to, among other things, fluctuations in:

Pulp Price. Pulp is a global commodity that is priced in dollars, whose markets are highly competitive and cyclical in nature. As a result, our earnings are sensitive to pulp price changes. Based upon our 2021 sales volume and assuming all other factors remained constant, each $10.00 per tonne change in pulp third party industry quoted list prices yields a change in pulp revenues of approximately $13.2 million.

Lumber Price. Lumber markets are highly competitive and cyclical in nature. As a result, our earnings are sensitive to lumber price changes. Based upon our 2021 sales volume and assuming all other factors remain constant, each $10.00 per Mfbm change in lumber price yields a change in lumber revenues of approximately $4.2 million.

Fiber Costs. Our main raw material is fiber in the form of wood chips, pulp logs and sawlogs. Fiber is a commodity and both prices and supply are cyclical. As a result, our operating costs are sensitive to fiber cost changes. For our pulp segment, based upon our 2021 fiber costs and assuming all other factors remained constant, each 1% change in per unit fiber cost yields a change in annual operating costs of approximately $3.9 million. For our wood products segment, based upon our 2021 fiber costs and assuming all other factors remained constant, each 1% change in per unit fiber cost yields a change in annual operating costs of approximately $1.2 million.

Foreign Exchange. Our operating costs are in euros for our German mills and Canadian dollars for our Canadian mills. As a result, our operating costs will fluctuate with changes in the value of the dollar relative to the euro and Canadian dollar. Based on our 2021 operating costs and assuming all other factors remained constant, each $0.01 change in the value of the dollar relative to the Canadian dollar yields a total change in annual operating costs of approximately $7.5 million. Based on our 2021 operating costs and assuming all other factors remained constant, each $0.01 change in the value of the dollar relative to the euro yields a total change in annual operating costs of approximately $7.1 million.

Our energy, chemical and European lumber sales are made in local currencies and, as a result, decline in dollar terms when the dollar strengthens. Based on our 2021 energy, chemical and European lumber revenues and assuming all other factors remained constant, each $0.01 change in the value of the dollar relative to the euro yields a total change in energy, chemical and European lumber revenues of approximately $1.5 million. Based on our 2021 energy and chemical revenues and assuming all other factors remained constant, each $0.01 change in the value of the dollar relative to the Canadian dollar yields a total change in energy and chemical revenues of approximately $0.2 million.

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

Inflation. While inflationary increases in certain input costs, such as energy, fiber and chemical costs, have an impact on our operating results, changes in general inflation have had minimal impact on our operating results in each of the last three years. Sales prices and volumes are more strongly influenced by economic supply and demand factors in specific markets and by exchange rate fluctuations than by inflationary factors.

(58)

Liquidity and Capital Resources

Summary of Cash Flows

	Year Ended December 31,
	2021	2020
	(in thousands)
Net cash from operating activities	$182,214	$41,565
Net cash used in investing activities	(187,127)	(59,827)
Net cash from (used in) financing activities	(9,504)	26,317
Effect of exchange rate changes on cash and cash equivalents	(1,071)	1,958
Net increase (decrease) in cash and cash equivalents	$(15,488)	$10,013

We operate in a cyclical industry and our operating cash flows vary accordingly. Our principal operating cash expenditures are for fiber, labor, chemicals and debt service.

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

Cash provided by operating activities in 2021 increased to $182.2 million from $41.6 million in 2020 due to higher operating income. In 2021, an increase in accounts receivable used cash of $121.6 million compared to $6.3 million in 2020. In 2021, an increase in inventories used cash of $96.4 million compared to $11.4 million in 2020. In 2021, the increase in accounts receivable primarily related to higher prices for product sales and approximately $38.0 million for receivables for insurance proceeds related to our Peace River mill, which were collected in 2022. In 2021, the increase in inventories primarily related to higher prices and volumes for finished goods, delays in shipments, which we expect to work through in the first quarter of 2022 and higher raw material inventories. In 2021, an increase in accounts payable and accrued expenses provided cash of $75.6 million and in 2020, a decrease in accounts payable and accrued expenses used cash of $53.7 million.

Cash Flows from Investing Activities

Cash from investing activities includes:

•	acquisitions of property, plant and equipment and businesses;
•	proceeds from the sale of assets; and
•	purchases and sales of short-term investments.

Investing activities in 2021 used cash of $187.1 million comprised primarily of capital expenditures of $159.4 million and $51.3 million for the acquisition of our CLT Facility. Investing activities in 2020 used cash of $59.8 million primarily related to capital expenditures of $78.5 million and $9.4 million for other investments partially offset by proceeds of $26.9 million from the sale of such investments.

(59)

In 2021, capital expenditures related primarily to the Peace River recovery boiler rebuild, which was financed with insurance proceeds of $21.5 million, capacity expansion projects at the Stendal mill, upgrades to the woodrooms at our Canadian pulp mills and the completion of the expansion and optimization projects at our Friesau sawmill. In 2020, capital expenditures included the expansion and optimization projects at our Friesau sawmill, pulp capacity expansion projects and additional land for fiber storage at the Stendal mill and other small maintenance and optimization projects.

Cash Flows from Financing Activities

Cash from financing activities includes:

•	issuances and payments of debt;
•	borrowings and payments under revolving lines of credit;
•	proceeds from issuances of stock; and
•	payments of cash dividends and repurchases of stock.

In 2021, financing activities used cash of $9.5 million. In 2021, we repaid $33.4 million of our revolving credit facilities, received net proceeds from the Refinancing after giving effect to the Redemption of $50.4 million, paid note issuance costs of $14.5 million in respect of the 2029 Senior Notes and paid $17.2 million of dividends. In 2021, we received $9.3 million in government grants to partially finance innovation and greenhouse gas emission reduction capital projects at our Canadian mills. In 2020, financing activities provided cash of $26.3 million primarily from $52.7 million of borrowings under our revolving credit facilities. In 2020, we paid dividends of $21.9 million and used $0.2 million to repurchase common shares.

Balance Sheet Data

The following table is a summary of selected financial information for the dates indicated:

	December 31,
	2021	2020
	(in thousands)
Financial Position
Cash and cash equivalents	$345,610	$361,098
Working capital	$781,181	$663,056
Total assets	$2,351,232	$2,129,126
Long-term liabilities	$1,374,084	$1,316,303
Total shareholders' equity	$694,024	$601,027

Sources and Uses of Funds

Our principal sources of funds are cash flows from operations and cash and cash equivalents on hand. Our principal uses of funds consist of operating expenditures, capital expenditures and interest payments on our Senior Notes.

(60)

The following table sets out our total capital expenditures and interest expense for the periods indicated:

	Year Ended December 31,
	2021		2020
	(in thousands)
Capital expenditures	$159,440	(1)	$78,518
Cash paid for interest expense(2)	$73,088		$78,151
Interest expense(3)	$70,047		$80,746

(1)	Includes expenditures for the recovery boiler rebuild at the Peace River mill which was financed with insurance proceeds of $21.5 million.
(2)	Amounts differ from interest expense which includes non-cash items. See supplemental disclosure of cash flow information from our Consolidated Statements of Cash Flows included in this report.
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

As of December 31, 2021, we had cash and cash equivalents of $345.6 million and approximately $285.3 million available under our revolving credit facilities providing us with aggregate liquidity of about $630.9 million.

As of December 31, 2021, we had no material commitments to acquire assets or operating businesses.

In 2022, excluding amounts being financed through government grants, we currently expect capital expenditures to be approximately $175.0 million to $200.0 million.

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

(61)

Credit Facilities and Debt Covenants

We had the following principal amounts outstanding under our credit facilities and Senior Notes as of the dates indicated:

	December 31,
	2021	2020
	(in thousands)
German Facility	$—	$—
Rosenthal €2.6 million loan	$—	$—
Celgar Working Capital Facility(1)	$—	$32,988
Peace River Working Capital Facility(1)	$22,874	$21,992
2024 Senior Notes(2)	$—	$250,000
2025 Senior Notes(2)	$—	$550,000
2026 Senior Notes	$300,000	$300,000
2029 Senior Notes(2)	$875,000	$—

(1)	In January 2022, discharged and replaced with the Canadian Revolving Facility.
(2)	In January 2021, we issued $875.0 million in 2029 Senior Notes and used a portion of the net proceeds to refinance and discharge in full the 2024 Senior Notes and 2025 Senior Notes.

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

The Canadian Revolving Facility includes a covenant that so long as the excess amount under the facility is less than the greater of 10% of the line cap thereunder and C$14.0 million, in either case, for five consecutive days or less than the greater of 7.5% of the line cap and C$10.0 million, at any time, and which requires the borrowers to comply, on a combined basis, with a 1.00:1.00 fixed charge coverage ratio.

The German Facility is provided by a syndicate of six financial institutions and the Canadian Revolving Facility is provided by three financial institutions. To date we have not experienced any reductions in credit availability with respect to these credit facilities. However, if any of these financial institutions were to default on their commitment to fund, we could be adversely affected.

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

As of December 31, 2021, we were in full compliance with all of the covenants of our indebtedness.

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

In 2021, accumulated other comprehensive loss increased by $63.2 million to a loss of $90.8 million, primarily due to the foreign currency translation adjustment.

(62)

Based upon the exchange rate as of December 31, 2021, the dollar was approximately 8% stronger against the euro and was flat against the Canadian dollar since December 31, 2020. See Item 7A. “Quantitative and Qualitative Disclosures about Market Risk”.
Credit Ratings of Senior Notes

We and our Senior Notes are rated by Standard & Poor’s Rating Services, referred to as “S&P”, and Moody’s Investors Service, Inc., referred to as “Moody’s”.

S&P and Moody’s base their assessment of the credit risk on our Senior Notes on the business and financial profile of Mercer Inc. and our restricted subsidiaries under the indentures governing the Senior Notes. As of December 31, 2021, all of our subsidiaries are restricted subsidiaries. Factors that may affect our credit rating include changes in our operating performance and liquidity. Credit rating downgrades can adversely impact, among other things, future borrowing costs and access to capital markets.

In June 2021 S&P revised its outlook to stable from negative and confirmed its rating on our Senior Notes is B+. Its recovery rating remained unchanged as “3”. In January 2021 Moody's confirmed its rating on our Senior Notes is Ba3 and its outlook is stable.

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

Pension and Other Post-Retirement Benefit Obligations

We maintain defined benefit pension plans and an other post-retirement benefit plan for certain employees of our Peace River mill and our Celgar mill which are funded based on actuarial estimates and requirements and are non-contributory. We recognize the net funded status of the plans and we record net periodic benefit costs associated with these net obligations. As of December 31, 2021, we had pension and other post-retirement benefit obligations aggregating $139.3 million and accumulated pension plan assets with a fair value of $121.4 million. Our 2021 net periodic pension and other post-retirement benefit costs were $2.8 million. The amounts recorded for the net pension and other post-retirement obligations include various judgments and uncertainties.

(63)

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

Variations in assumptions described above could have a significant effect on the pension and other post-retirement benefits net periodic benefit cost and obligation reported in our consolidated financial statements. For example, a one-percentage point change in any one of the following assumptions would have increased (decreased) our 2021 net periodic benefit cost and our accrued benefit obligation as follows:

	Net periodic benefit cost		Accrued benefit obligation
	1% increase	1% decrease	1% increase	1% decrease
	(in thousands)
Assumption
Discount rate	$(47)	$263	$(18,034)	$22,052
Return on assets	$(974)	$975	$—	$—
Rate of compensation	$523	$(487)	$4,155	$(3,912)
Health care cost trend rate	$(27)	$25	$517	$(545)

Deferred Taxes

As of December 31, 2021, we had $1.2 million in deferred tax assets and $95.1 million in deferred tax liabilities, resulting in a net deferred tax liability of $93.9 million. Our tax assets are net of a $43.2 million valuation allowance. Our deferred tax assets are comprised primarily of tax loss and interest carryforwards and deductible temporary differences, all of which will reduce taxable income in the future. We assess the realization of these deferred tax assets at each reporting period to determine whether it is more likely than not that the deferred tax

(64)

assets will be realized. Our assessment includes a review of all available positive and negative evidence, including, but not limited to, the following:

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

Long-Lived Assets

As of December 31, 2021, we had long-lived assets recorded in our Consolidated Balance Sheet of $1,183.5 million. These long-lived assets include property, plant and equipment, net and amortizable intangible assets, net. In 2021, we recorded depreciation and amortization of $132.2 million and no impairment charges. Depreciation and amortization and impairment charges are based on accounting estimates.

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

(65)

Impairment testing for long-lived assets requires us to apply judgment in estimating the future cash flows of the Asset Group. The significant estimates in the future cash flows include periods of operation, projections of product pricing, production levels, fiber and other production costs and maintenance spending. When performing impairment tests, we estimate the fair values of the assets using management’s best assumptions, which we believe would be consistent with the assumptions that a hypothetical marketplace participant would use. Estimates and assumptions used in these tests are evaluated and updated each period an impairment indicator is triggered.

Actual asset impairment losses could vary considerably from estimated impairment losses if actual results are not consistent with the assumptions and judgments used in estimating future cash flows.

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

(66)

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to risks associated with fluctuations in:

•	foreign currency exchange rates;
•	prices for the products we manufacture;
•	fiber costs;
•	credit risk; and
•	interest rates.

For a discussion of our earnings sensitivities to foreign exchange rates, pulp and lumber prices and fiber costs, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Sensitivities” on page 51 hereof.

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

(67)

The following table provides information about our exposure to foreign currency exchange rate fluctuations for the carrying amount of financial instruments sensitive to such fluctuations as of December 31, 2021 and expected cash flows from these instruments:

	As of December 31, 2021
			Expected maturity date
	Carrying Value	Fair Value	2022	2023	2024	2025	2026	Thereafter
	(in thousands)
Financial Instruments
in euros
Cash and cash equivalents	10,974	10,974	10,974	—	—	—	—	—
Accounts receivable, net	95,349	95,349	95,349	—	—	—	—	—
Accounts payable and other	149,089	149,089	149,089	—	—	—	—	—
Finance lease liabilities	49,395	49,395	5,756	5,990	5,449	5,228	5,382	21,590
Operating lease liabilities	1,243	1,243	774	382	59	13	3	12

in Canadian dollars
Cash and cash equivalents	27,634	27,634	27,634	—	—	—	—	—
Accounts receivable, net	65,862	65,862	65,862	—	—	—	—	—
Accounts payable and other	84,871	84,871	84,871	—	—	—	—	—
Finance lease liabilities	10,265	10,265	2,181	1,835	1,850	1,384	862	2,153
Operating lease liabilities	2,510	2,510	892	633	312	209	209	255
Long-term debt	29,000	29,000	—	—	29,000	—	—	—

in Australian dollars
Cash and cash equivalents	2,919	2,919	2,919	—	—	—	—	—
Accounts receivable, net	1,159	1,159	1,159	—	—	—	—	—
Accounts payable and other	1,547	1,547	1,547	—	—	—	—	—
Operating lease liabilities	8,786	8,786	2,245	1,951	1,382	695	478	2,035

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

(68)

The following tables provide information about our exposure to interest rate fluctuations for the financial instruments sensitive to such fluctuations as of December 31, 2021 and expected cash flows from these instruments:

	As of December 31, 2021
			Expected maturity date
	Total	Fair Value	2022	2023	2024	2025	2026	Thereafter
	(in thousands other than percentages)
Liabilities
Long-term debt:
Fixed rate ($)(1)(2)	1,175,000	1,197,449	—	—	—	—	300,000	875,000
Average interest rate	5.221%	5.221%					5.500%	5.125%
Variable rate ($)(3)	22,874	22,874	—	—	22,874	—	—	—
Average interest rate	2.450%	2.450%			2.450%

(1)	2026 Senior Notes bearing interest at 5.50%, principal amount $300.0 million.
(2)	2029 Senior Notes bearing interest at 5.125%, principal amount $875.0 million
(3)

The Peace River mill revolving credit facility bearing interest by way of: (i) Canadian denominated advances, which bear interest at a designated prime rate per annum; (ii) banker's acceptance equivalent loans, which bear interest at the applicable Canadian dollar banker's acceptance plus 1.25% to 1.50% per annum; (iii) dollar denominated base rate advances at the greater of the federal funds rate plus 0.50%, a designated LIBOR rate plus 1.00% and the bank's applicable reference rate for U.S. dollar loans; and (iv) dollar LIBOR advances, which bear interest at LIBOR plus 1.25% to 1.50% per annum.

Credit Risk

Our credit risk is primarily attributable to cash held in bank accounts and accounts receivable. We maintain cash balances in foreign financial institutions in excess of insured limits. We limit our credit exposure on cash held in bank accounts by periodically investing cash in excess of short-term operating requirements and debt obligations in low risk government bonds, or similar debt instruments. Our credit risk associated with the sale of pulp, lumber and other wood residuals is managed through setting credit limits, the purchase of credit insurance and for certain customers a letter of credit is received prior to shipping the product. We review new customers’ credit history before granting credit and conducts regular reviews of existing customers’ credit. Concentrations of credit risk on the sale of pulp, lumber and other wood residuals are with customers and agents based primarily in Germany, China and the U.S.

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

As of each of December 31, 2021 and 2020, we had no outstanding derivatives.

(69)

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

The consolidated financial statements required with respect to this Item 8, and as listed in Item 15 of this annual report on Form 10-K, are included in this annual report on Form 10-K commencing on page 80.

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

(70)

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

Management assessed the effectiveness of Mercer’s internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework, as issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment and those criteria, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2021.

The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their attestation report which appears in this annual report on Form 10-K.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

(71)

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Chairman, Chief Executive Officer and Directors

We are governed by a board of directors, referred to as the “Board”, each member of which is elected annually. The following sets forth information relating to our directors and executive officers.

Jimmy S.H. Lee, Executive Chairman and Director, age 64, has served as a director since May 1985, as Executive Chairman since July 2015 and as President and Chief Executive Officer from 1992 to 2015. Mr. Lee was a director of Golden Valley Mines Ltd. from 2016 to 2021. Previously, during the period when MFC Bancorp Ltd. was our affiliate, he served as a director from 1986 and President from 1988 to December 1996 when it was spun out. During Mr. Lee’s tenure with Mercer, we acquired the Rosenthal mill and converted it to the production of kraft pulp, constructed and commenced operations at the Stendal mill and acquired the Celgar mill, the Friesau mill and Peace River. He holds a Bachelor of Science degree in Chemical Engineering from the University of British Columbia, Canada. Mr. Lee possesses particular knowledge and experience in our business as a “founder” and as our Chief Executive Officer for over 25 years. He also has broad knowledge and experience in finance and banking, credit markets, international pulp markets, derivative risk management and capital allocation.

David M. Gandossi, Chief Executive Officer, President and Director, age 64, has served as a director and as Chief Executive Officer and President since July 2015 and served as Executive Vice-President, Chief Financial Officer and Secretary from August 2003 to July 2015. His previous roles included Chief Financial Officer and other senior executive positions with Formation Forest Products and Pacifica Papers Inc. Mr. Gandossi has previously chaired a number of industry working committees or groups including the BC Pulp and Paper Task Force, the BC Bio-economy Transformation Council and the FPI National Research Advisory Committee. He also participated in the Pulp and Paper Advisory Committee to the BC Competition Council and was a member of BC’s Working Roundtable on Forestry. He is currently a director of The Forest Products Association of Canada (FPAC) and The Council of Forest Industries (COFI). Mr. Gandossi holds a Bachelor of Commerce degree from the University of British Columbia and is a Fellow of the Chartered Professional Accountants of British Columbia (CPABC).

William D. McCartney, age 66, has served as a director since January 2003 and Lead Director since May 28, 2021. He has been the President and Chief Executive Officer of Pemcorp Management Inc., a corporate finance and management consulting firm, since its inception in 1990. From 1984 to 1990, he was a founding partner of Davidson & Company, Chartered Accountants, where he specialized in business advisory services. He has been involved with numerous capital restructuring and financing events involving several public companies and brings substantial knowledge relating to the financial accounting and auditing processes. He is a chartered professional accountant and has been a member of the Chartered Professional Accountants of Canada since 1980. He holds a Bachelor of Arts degree in Business Administration from Simon Fraser University. Mr. McCartney has extensive experience in accounting, financial and capital markets.

James Shepherd, age 69, has served as a director since June 2011. Mr. Shepherd was President and Chief Executive Officer of Canfor Corporation from 2004 to 2007 and Slocan Forest Products Ltd. from 1999 to 2004. He is also the former President of Crestbrook Forest Industries Ltd. and Finlay Forest Industries Limited and the former Chairman of the Forest Products Association of Canada. Mr. Shepherd has previously served as a director of Conifex Timber Inc., Canfor Corporation and Canfor Pulp Income Fund (now Canfor Pulp Products Inc.). Mr. Shepherd holds a degree in Mechanical Engineering from Queen’s University. Mr. Shepherd has also held several chief executive officer leadership and other senior positions in the forest industry.

R. Keith Purchase, age 77, has served as a director since June 2012. Mr. Purchase was Executive Vice-President and Chief Operating Officer for MacMillan Bloedel Ltd. from 1998 to 1999, President and Chief Executive Officer of TimberWest Forest Ltd. from 1994 to 1998 and Managing Director of Tasman Pulp and Paper from 1990 to 1994. Mr. Purchase was previously a director of Catalyst Paper Corporation and Chair of its board of directors. Mr. Purchase has held several very senior positions in significant companies involved in the forestry industry, including internationally.

Alan Wallace, age 62, has served as a director since June 2018. Mr. Wallace is currently the Chief Executive Officer of Peloton Advisors Inc., a corporate financial advisory firm. He is based in Vancouver, British Columbia. Mr. Wallace was the Vice Chairman, Investment Banking, CIBC World Markets Inc. from 1987 to 2013 where he was also the Co-Head of its Paper and Forest Products Group from 1995 to 2013. Mr. Wallace holds a Master of

(72)

Business Administration from the University of Chicago and a Bachelor of Applied Science (Mech) from the University of Toronto. Mr. Wallace has significant capital markets and mergers and acquisitions experience, including relating to debt and equity financings, corporate credit facilities and financial advisory assignments. He also has extensive forest products experience relating to financings and strategic transactions in the industry.

Linda Welty, age 66, has served as a director since June 2018. Ms. Welty is currently an independent director of Huber Engineered Materials, a global manufacturer of engineered specialty ingredients, a portfolio company of J.M. Huber Corporation and has served in that role since 2014. In 2020, Ms. Welty was also elected as a director of GCP Applied Technologies Inc. which is a global provider of construction products technologies. She is the President and Chief Executive Officer of Welty Strategic Consulting, LLC, an advisory firm focused on the development and execution of value creation strategies. She formerly served as chairman and a director of the Atlanta Chapter of the National Association of Corporate Directors, whose mission is to advance excellence in corporate governance. From 2010 to 2011 she served as a director and member of the special committee of Massey Energy Company. She served as an independent director of Vertellus Specialties, Inc. from 2007 to 2016. Ms. Welty was President and Chief Operating Officer of Flint Ink Corp., a global producer of printing inks for packaging and publication from 2003 to 2005. From 1998 to 2003, she served as President of the Specialty Group of H.B. Fuller Company, a global manufacturer of adhesives, sealants and coatings. She also served for over twenty years in global leadership roles for Hoechst AG and its former U.S. subsidiary, Celanese. She holds a Bachelor of Science in Chemical Engineering from the University of Kansas.

Rainer Rettig, age 62, has served as a director since February 2020. Mr. Rettig has served as head of the Circular Economy Program at Covestro AG (formerly known as Bayer Material Science, a subgroup of Bayer AG), one of the world’s leading manufacturers of high-tech polymer materials. Mr. Rettig brings significant experience in sales, marketing and strategy development in the field of chemicals and plastics. He had several senior leadership roles in Germany, Japan, Hong Kong and China. He holds a Ph.D in polymer chemistry and polymer processing from the Technical University of Darmstadt in Germany. Mr. Rettig serves as a member of Mercer’s Compensation Committee and the Environmental, Health and Safety Committee.

Alice Laberge, age 65, has served as a director since February 2021. Ms. Laberge is currently a director of Nutrien Ltd., a Canadian fertilizer company, and Russel Metals Inc., a metal distribution company, and has served in such roles since 2018 and 2007, respectively. Ms. Laberge is also a director of the BC Cancer Foundation and the Canadian Public Accountability Board. She most recently retired from the board of the Royal Bank of Canada in January 2021, on which she served for over 15 years.  She formerly served as President and Chief Executive Officer of Fincentric Corporation, a global provider of software solutions to financial institutions, until 2005, and was previously Chief Financial Officer and Senior Vice-President, Finance for MacMillan Bloedel Ltd. Ms. Laberge is a Fellow of the Institute of Corporate Directors, and holds an MBA from the University of British Columbia and a Bachelor of Science from the University of Alberta. Ms. Laberge brings to the Board extensive senior executive experience relevant to our operations and an understanding of the forest products business. She also brings significant corporate governance and public company board experience from a wide variety of companies. Ms. Laberge also has extensive knowledge in financial and accounting matters.

Janine North, age 61, has served as a director since February 2021. Ms. North is currently a director of Conifex Timber Inc., a forest products company, and Imperial Metals Corporation, a Canadian mining company. She is also a director of the BC Ferry Services Corp. and the Fraser Basin Council. Ms. North retired from the Northern Development Initiative Trust in 2016 after serving 11 years as the founding Chief Executive Officer. Ms. North holds a Diploma in Management Studies from the Executive MBA Program at Simon Fraser University and a Bachelor of Science from the University of Alberta.  Ms. North brings with her significant public company board experience, and in particular, with companies involved in the resource sector. In particular, she has extensive knowledge and experience relevant to the Company's operations in the forest products industry, including financings and strategic transactions in the industry, as well as corporate governance and talent management.

(73)

Other Executive Officers

David K. Ure, age 54, has been our Chief Financial Officer and Secretary from July 2015. He has also served as Vice President, Finance from 2013 to 2015 and was our Vice President, Controller from 2006 to 2010. Mr. Ure also served as Vice President, Finance of Sierra Wireless Inc. and as Controller at various companies including Catalyst Paper Corp., Pacifica Papers Inc. and Trojan Lithograph Corporation, as well as Chief Financial Officer and Secretary of Finlay Forest Industries Inc. Mr. Ure has over 15 years’ experience in the forest products industry. He is currently a director of FPInnovations and has also served on various non-profit boards in the neuro developmental research, child disability and family support spaces and currently sits on the boards of Kids Brain Health Network Inc., Semiahmoo House Society and Peninsula Estates Housing Society. He holds a Bachelor of Commerce in Finance from the University of British Columbia, Canada and is a member of the Chartered Professional Accountants of Canada.

Adolf Koppensteiner, age 60, has been Chief Operating Officer since January 1, 2018 and has served as Managing Director, Operations and Technical of the Stendal mill since October 2013. Previously, he served as Mill Manager at the Rosenthal mill since joining Mercer in 2007. In the past, Mr. Koppensteiner was Managing Director of Kvaerner Central Europe, where he was responsible for sales and service for fifteen years. His whole career has been in the pulp and paper industry, where he has held a variety of positions building up significant experience in engineering, project work, and pulp mill start-ups, as well as the development and optimization of operating processes.

Leonhard Nossol, age 64, has served as our Group Controller for Europe since August 2005. He has also been Managing Director of Rosenthal since 1997 and the sole Managing Director of Rosenthal from 2005 to February 2020. Before joining Mercer, Mr. Nossol was Director, Finance and Administration for a German household appliance producer from 1992 to 1997. Prior to this, he was Operations Controller at Grundig AG (consumer electronics) in Nürnberg. Mr. Nossol has been a member of the board of directors of the Pulp and Paper Association of Germany since 2014 and was elected as the speaker of the forest and wood unit of such association from 2014 to 2020. He has been a member of the German Industry Federation’s (BDI) Tax Committee since 2003. He was elected President of the German Wood Users Association (AGR) in 2013. He is also a member of the Scientific Advisory Board of Germany’s Thünen Institute, the Federal research institute for forestry, fishery and agriculture. Mr. Nossol holds a Political Science degree from Freie Universität Berlin and a degree in Business Management from the University of Applied Sciences in Berlin.

Richard Short, age 54, has served as Vice President, Controller since February 2014 and as Controller from November 2010 to February 2014, prior to which he served as Controller and Director, Corporate Finance since joining Mercer in 2007. Previous roles include Controller, Financial Reporting from 2006 to 2007 and Director, Corporate Finance from 2004 to 2006 with Catalyst Paper Corporation and Assistant Controller at The Alderwoods Group Inc. Mr. Short holds a Bachelor of Arts in Psychology from the University of British Columbia and has been a member of the Chartered Professional Accountants of Canada since 1993.

Wolfram Ridder, age 60, has served as Vice President of Business Development since 2005, prior to which he served as Managing Director at Mercer’s Stendal mill from 2001 to 2005. Mr. Ridder also served as Vice President Pulp Operations, Assistant to CEO from 1999 to 2005 and Assistant Managing Director at the Rosenthal mill from 1995 to 1998. Prior to joining Mercer, Mr. Ridder worked as a Scientist for pulping technology development at the German Federal Research Center for Wood Science and Technology in Hamburg from 1988 to 1995. Mr. Ridder has a Master of Business Administration and a Master of Wood Science and Forest Product Technology from Hamburg University.

Genevieve Stannus, age 51, has served as Vice President, Treasurer since February 2021 and as Treasurer from July 2005 to February 2021, prior to which she served as Senior Financial Analyst since joining Mercer in August 2003. Prior to her role at Mercer, Ms. Stannus held Senior Treasury Analyst positions with Catalyst Paper Corporation and Pacifica Papers Inc. Ms. Stannus has over twenty years of experience in the forest products industry. She is a member of the Chartered Professional Accountants of Canada.

(74)

Eric X. Heine, age 58, has served as Vice President, Sales, Marketing and Logistics for Asia and North America since June 2005. Mr. Heine was previously Vice President Pulp and International Paper Sales and Marketing for Domtar Inc. from 1999 to 2005. Mr. Heine has over twenty-five years of experience in the pulp and paper industry, including developing strategic sales channels and market partners to build corporate brands. He holds a Bachelor of Science in Forestry (Wood Science) from the University of Toronto, Canada.

Brian Merwin, age 48, has served as Vice President, Corporate Development, since February 2019 and was previously Vice President, Strategic Initiatives since February 2009. Mr. Merwin previously held roles within Mercer such as Director, Strategic and Business Initiatives, and Business Analyst. Mr. Merwin has a Master of Business Administration from the Richard Ivey School of Business in Ontario, Canada and a Bachelor of Commerce degree from the University of British Columbia, Canada. He has over 15 years of industry experience, including M&A, corporate development, strategy, capital projects, innovation and business integration.

We also have experienced mill managers at all of our mills who have operated through multiple business cycles in the pulp industry.

Code of Business Conduct and Ethics and Anti-Corruption Policy

The Board has adopted a Code of Business Conduct and Ethics that applies to our directors, employees and executive officers and an Anti-Corruption Policy. The code and the policy are available on our website at www.mercerint.com/our-company/governance/#openMercer. Copies of the code and the policy may also be obtained without charge upon request to Investor Relations, Mercer International Inc., Suite 1120, 700 West Pender Street, Vancouver, British Columbia, Canada V6C 1G8 (Telephone: (604) 684-1099).

The remaining information required by this Item 10  is incorporated herein by reference to the sections entitled “Proposal 1 - Election of Directors”, “Share Ownership of Certain Beneficial Owners”, “Corporate Governance and Board Matters” and “Corporate Governance and Board Matters – Delinquent Section 16(a) Insider Reports”  of our proxy statement relating to our annual meeting to be held in 2022.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated by reference from the proxy statement relating to our annual meeting to be held in 2022.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is incorporated by reference from the proxy statement relating to our annual meeting to be held in 2022.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is incorporated herein by reference to the section entitled “Corporate Governance and Board Matters – Review and Approval of Related Party Transactions” of our proxy statement relating to our annual meeting to be held in 2022.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 is incorporated by reference from the section entitled “Independent Registered Public Accounting Firm – Fees of Independent Registered Public Accounting Firm” of our proxy statement relating to our annual meeting to be held in 2022.

(75)

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

10.2*

Revolving Credit Facility Agreement dated January 21, 2022 among Mercer Peace River Pulp Ltd., Mercer Celgar Limited Partnership and Mercer Forestry Services Ltd. et al. and Royal Bank of Canada, as Agent and the other Lenders thereto.

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

(76)

10.6

Share Purchase Agreement by and among Marubeni Corporation, Nippon Paper Industries Co., Ltd. and Daishowa North America Corporation and Mercer International Inc. dated as of October 3, 2018. Incorporated by reference from Form 8-K filed October 9, 2018.

10.7†	Employment Agreement between Mercer International Inc. and David Ure dated August 12, 2013. Incorporated by reference from Form 8-K filed on July 20, 2015.

10.8†	Amendment to Employment Agreement between Mercer International Inc. and David Ure, dated July 17, 2015. Incorporated by reference from Form 8-K filed July 20, 2015.

10.9†

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

10.11†

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

101*

The following financial statements from the Company’s annual report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 17, 2022, formatted in inline Extensible Business Reporting Language (iXBRL): (i) Consolidated Statements of Operations; (ii) Consolidated Statements of Comprehensive Income; (iii) Consolidated Balance Sheets; (iv) Consolidated Statements of Changes in Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to the Consolidated Financial Statements.

104*	The cover page from the Company's Annual Report on Form 10-K for the year ended December 31, 2021, has been formatted in Inline XBRL.

*	Filed herewith.
†	Denotes management contract or compensatory plan or arrangement.
ITEM 16.	FORM 10-K SUMMARY

None.

(77)

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Mercer International Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Mercer International Inc. and its subsidiaries (together, the Company) as of December 31, 2021 and 2020, and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, including the related notes (collectively referred to as the consolidated financial statements). We also have audited the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A of the 2021 Annual Report on Form 10-K. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

(78)

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

Pulp and lumber revenue recognition

As described in Notes 1 and 18 to the consolidated financial statements, management recognizes pulp and lumber revenue when obligations under the terms of a contract with its customer are satisfied; generally, this occurs with the transfer of control of the products sold. Transfer of control to the customer is based on the standardized shipping terms in the contract. The standardized shipping terms are such that (i) for European sales sent by truck or train from the mills directly to the customer, control transfers once the truck or train leaves the mill; (ii) for orders sent by ocean freighter, control transfers at the time the product passes the ship’s rail; and (iii) for North American sales shipped by truck or train, control transfers once the truck or train has arrived at the customer’s specified location. The transaction price is included in the sales contract and is net of customer discounts, rebates and other selling concessions. Pulp revenue amounted to $1,389 million and lumber revenue amounted to $296 million from external customers for the year ended December 31, 2021.

The principal considerations for our determination that performing procedures relating to pulp and lumber revenue recognition is a critical audit matter are the magnitude of the balance and the significant audit effort in performing procedures and evaluating audit evidence related to revenue recognition for pulp and lumber sales.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the pulp and lumber revenue recognition process, including controls over accuracy, occurrence and cut-off of revenue recognized. These procedures also included, among others, (i) evaluating the accuracy and occurrence of pulp and lumber revenue for a sample of pulp and lumber revenue transactions by obtaining and inspecting source documents, including invoices, sales contracts, shipping and/or delivery documents and cash receipts, as applicable and (ii) testing the cutoff for a sample of pulp and lumber revenue transactions by comparing the date on which revenue was recognized to the actual shipment or delivery date as relevant based on the applicable shipping terms.

/s/PricewaterhouseCoopers LLP

Chartered Professional Accountants

Vancouver, Canada February 17, 2022

We have served as the Company's auditor since 2007.

(79)

MERCER INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands of U.S. dollars, except per share data)

	For the Year Ended December 31,
	2021	2020	2019
Revenues	$1,803,255	$1,423,140	$1,624,411
Costs and expenses
Cost of sales, excluding depreciation and amortization	1,245,622	1,163,727	1,340,380
Cost of sales depreciation and amortization	132,117	128,817	125,801
Selling, general and administrative expenses	78,933	66,867	74,227
Operating income	346,583	63,729	84,003
Other income (expenses)
Interest expense	(70,047)	(80,746)	(75,750)
Loss on early extinguishment of debt	(30,368)	—	(4,750)
Other income	14,399	5,878	6,084
Total other expenses, net	(86,016)	(74,868)	(74,416)
Income (loss) before income taxes	260,567	(11,139)	9,587
Income tax provision	(89,579)	(6,096)	(19,226)
Net income (loss)	$170,988	$(17,235)	$(9,639)
Net income (loss) per common share
Basic	$2.59	$(0.26)	$(0.15)
Diluted	$2.58	$(0.26)	$(0.15)
Dividends declared per common share	$0.2600	$0.3325	$0.5375

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands of U.S. dollars)

	For the Year Ended December 31,
	2021	2020	2019
Net income (loss)	$170,988	$(17,235)	$(9,639)
Other comprehensive income (loss)
Gain (loss) related to defined benefit pension plans	19,206	(8,530)	(1,582)
Income tax recovery (provision)	(4,485)	2,384	901
Gain (loss) related to defined benefit pension plans, net of tax	14,721	(6,146)	(681)
Foreign currency translation adjustment	(77,939)	95,131	12,291
Other comprehensive income (loss), net of taxes	(63,218)	88,985	11,610
Total comprehensive income	$107,770	$71,750	$1,971

See accompanying Notes to the Consolidated Financial Statements.

(80)

MERCER INTERNATIONAL INC.

CONSOLIDATED BALANCE SHEETS

(In thousands of U.S. dollars, except share and per share data)

	December 31,
	2021	2020
ASSETS
Current assets
Cash and cash equivalents	$345,610	$361,098
Accounts receivable, net	345,345	227,055
Inventories	356,731	271,696
Prepaid expenses and other	16,619	15,003
Total current assets	1,064,305	874,852
Property, plant and equipment, net	1,135,631	1,109,740
Investment in joint ventures	49,651	46,429
Amortizable intangible assets, net	47,902	51,571
Operating lease right-of-use assets	9,712	13,251
Pension asset	4,136	—
Other long-term assets	38,718	31,928
Deferred income tax	1,177	1,355
Total assets	$2,351,232	$2,129,126
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and other	$282,307	$210,994
Pension and other post-retirement benefit obligations	817	802
Total current liabilities	283,124	211,796
Long-term debt	1,237,545	1,186,623
Pension and other post-retirement benefit obligations	21,252	31,810
Operating lease liabilities	6,574	9,933
Other long-term liabilities	13,590	10,909
Deferred income tax	95,123	77,028
Total liabilities	1,657,208	1,528,099
Shareholders’ equity
Common shares $1 par value; 200,000,000 authorized; 66,037,000 issued and outstanding (2020 – 65,868,000)	65,988	65,800
Additional paid-in capital	347,902	345,696
Retained earnings	370,927	217,106
Accumulated other comprehensive loss	(90,793)	(27,575)
Total shareholders’ equity	694,024	601,027
Total liabilities and shareholders’ equity	$2,351,232	$2,129,126

Commitments and contingencies (Note 21)
Subsequent events (Note 11(c), 14)

See accompanying Notes to the Consolidated Financial Statements.

(81)

MERCER INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands of U.S. dollars)

	Common shares
	Number (thousands of shares)	Amount, at Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Balance as of December 31, 2018	65,202	$65,171	$342,438	$301,990	$(128,170)	$581,429
Shares issued on grants of restricted shares	31	31	(31)	—	—	—
Shares issued on grants of performance share units	449	449	(449)	—	—	—
Stock compensation expense	—	—	3,036	—	—	3,036
Net loss	—	—	—	(9,639)	—	(9,639)
Dividends declared	—	—	—	(35,279)	—	(35,279)
Repurchase of common shares	(53)	(53)	—	(701)	—	(754)
Other comprehensive income	—	—	—	—	11,610	11,610
Balance as of December 31, 2019	65,629	65,598	344,994	256,371	(116,560)	550,403
Shares issued on grants of restricted shares	68	31	(31)	—	—	—
Shares issued on grants of performance share units	195	195	(195)	—	—	—
Stock compensation expense	—	—	928	—	—	928
Net loss	—	—	—	(17,235)	—	(17,235)
Dividends declared	—	—	—	(21,892)	—	(21,892)
Repurchase of common shares	(24)	(24)	—	(138)	—	(162)
Other comprehensive income	—	—	—	—	88,985	88,985
Balance as of December 31, 2020	65,868	65,800	345,696	217,106	(27,575)	601,027
Shares issued on grants of restricted shares	49	68	(68)	—	—	—
Shares issued on grants of performance share units	120	120	(120)	—	—	—
Stock compensation expense	—	—	2,394	—	—	2,394
Net income	—	—	—	170,988	—	170,988
Dividends declared	—	—	—	(17,167)	—	(17,167)
Other comprehensive loss	—	—	—	—	(63,218)	(63,218)
Balance as of December 31, 2021	66,037	$65,988	$347,902	$370,927	$(90,793)	$694,024

See accompanying Notes to the Consolidated Financial Statements.

(82)

MERCER INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of U.S. dollars)

	For the Year Ended December 31,
	2021	2020	2019
Cash flows from (used in) operating activities
Net income (loss)	$170,988	$(17,235)	$(9,639)
Adjustments to reconcile net income (loss) to cash flows from operating activities
Depreciation and amortization	132,199	128,921	126,394
Deferred income tax provision (recovery)	18,791	(15,249)	(7,873)
Inventory impairment	—	25,998	9,200
Loss on early extinguishment of debt	30,368	—	4,750
Defined benefit pension plans and other post-retirement benefit plan expense	2,831	3,053	3,449
Stock compensation expense	2,394	928	3,036
Gain on sale of investments	—	(17,540)	—
Foreign exchange transaction losses (gains)	(16,597)	13,272	7,116
Other	384	543	5,834
Defined benefit pension plans and other post-retirement benefit plan contributions	(4,258)	(4,164)	(4,467)
Changes in working capital
Accounts receivable	(121,579)	(6,269)	41,369
Inventories	(96,442)	(11,430)	24,683
Accounts payable and accrued expenses	75,589	(53,744)	45,256
Other	(12,454)	(5,519)	(4,825)
Net cash from (used in) operating activities	182,214	41,565	244,283
Cash flows from (used in) investing activities
Purchase of property, plant and equipment	(159,440)	(78,518)	(132,034)
Acquisitions (Note 2)	(51,258)	—	(6,380)
Insurance proceeds	21,540	—	—
Purchase of amortizable intangible assets	(1,385)	(647)	(623)
Purchase of investments	—	(9,370)	—
Proceeds from sale of investments	—	26,910	—
Other	3,416	1,798	(321)
Net cash from (used in) investing activities	(187,127)	(59,827)	(139,358)
Cash flows from (used in) financing activities
Redemption of senior notes	(824,557)	—	(103,875)
Proceeds from issuance of senior notes	875,000	—	205,500
Proceeds from (repayment of) revolving credit facilities, net	(33,396)	52,651	(58,404)
Dividend payments	(17,167)	(21,892)	(35,279)
Payment of debt issuance costs	(14,483)	—	(4,213)
Proceeds from government grants	9,333	362	6,467
Repurchase of common shares	—	(162)	(754)
Other	(4,234)	(4,642)	(3,344)
Net cash from (used in) financing activities	(9,504)	26,317	6,098
Effect of exchange rate changes on cash and cash equivalents	(1,071)	1,958	(429)
Net increase (decrease) in cash and cash equivalents	(15,488)	10,013	110,594
Cash and cash equivalents, beginning of year	361,098	351,085	240,491
Cash and cash equivalents, end of year	$345,610	$361,098	$351,085

Supplemental cash flow disclosure:
Cash paid for interest	$73,088	$78,151	$59,707
Cash paid for income taxes	$22,950	$19,331	$52,877
Supplemental schedule of non-cash investing and financing activities:
Leased production and other equipment	$29,344	$13,121	$8,739

See accompanying Notes to the Consolidated Financial Statements.

(83)

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share data)

Note 1. The Company and Summary of Significant Accounting Policies

Background

Mercer International Inc. (“Mercer Inc.”) is a Washington corporation and its shares of common stock are quoted and listed for trading on the NASDAQ Global Select Market.

Mercer Inc. owns and operates four pulp manufacturing facilities, two in Canada and two in Germany, has a 50% joint venture interest in a northern bleached softwood kraft (“NBSK”) pulp mill in Canada and owns and operates one sawmill in Germany.

In August 2021, Mercer Inc. acquired a cross-laminated timber (“CLT”) facility located in Spokane Washington.

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

Investments

Investments in equity securities in which the Company does not exercise significant influence are measured at fair value through earnings. These securities are reported at fair values, based upon quoted market prices, with the unrealized and realized gains or losses included in “Other income” in the Consolidated Statements of Operations.

(84)

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

Inventories

Inventories of raw materials, finished goods and work in progress are valued at the lower of cost, using the weighted-average cost method, or net realizable value and are released from inventory on the same basis. Spare parts and other materials are valued at the lower of cost and replacement cost. Cost includes labor, materials and production overhead and is determined by using the weighted average cost method. Raw materials inventories include pulp logs, sawlogs and wood chips. These inventories are located both at the mills and at various offsite locations. In accordance with industry practice, physical inventory counts utilize standardized techniques to estimate quantities of pulp logs, sawlogs and wood chip inventory volumes. These techniques historically have provided reasonable estimates of such inventories.

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

(85)

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

Operating and finance lease right-of-use assets and the related liabilities are recognized at the lease commencement date based on the present value of the future lease payments over the term of the lease. Renewal and termination options are included in the lease terms when it is reasonably certain that they will be exercised. In determining the present value of lease payments, the Company uses the implicit rate when readily determinable, or the Company’s estimated incremental borrowing rate, which is based on information available at the lease commencement date. Lease payments are expensed in the Consolidated Statements of Operations on a straight-line basis over the term of the lease.

Government Grants

The Company records grants from federal, provincial and state governments when the conditions of their receipt are complied with and there is reasonable assurance that the grants will be received. Grants related to assets are government grants whose primary condition is that the company qualifying for them should purchase, construct or otherwise acquire long-term assets. Secondary conditions may also be attached, including restricting the type or location of the assets and/or other conditions that must be met. Grants related to assets are deducted from the cost of the assets in the Consolidated Balance Sheets and amortized over the same period as the related asset in “Cost of sales depreciation and amortization” in the Consolidated Statements of Operations. Grants related to income are government grants which are either unconditional, related to reduced environmental emissions or related to the Company’s normal business operations, and are reported as a reduction of related expenses in the Consolidated Statements of Operations.

The Company is required to pay certain fees based on wastewater emissions at its German mills. Accrued fees can be reduced upon the mills’ demonstration of reduced wastewater emissions. The fees are expensed as incurred and the fee reduction is recognized once the Company has reasonable assurance that the German regulators will accept the reduced level of wastewater emissions. Both the fees and the fee reduction are recorded to “Cost of sales, excluding depreciation and amortization” in the Consolidated Statements of Operations. There may be a significant period of time between recognition of the wastewater expense and recognition of the wastewater fee reduction.

(86)

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

Sandalwood Tree Plantations

Sandalwood tree plantations are measured at the lower of cost, which includes both the direct and indirect costs of growing and harvesting the sandalwood trees, and net realizable value. The cost of the sandalwood plantations is recorded in “Other long-term assets” and the cost of the harvested sandalwood is recorded in “Inventories” in the Consolidated Balance Sheets.

The sandalwood tree plantations are carried at historical cost and are evaluated for impairment whenever events or changes in circumstances indicate the carrying value may be higher than the net realizable value, such as a sustained drop in sales price.

Pension Plans

The Company maintains defined benefit pension plans for its Peace River employees and its salaried employees at the Celgar mill which are funded and non-contributory. The cost of the benefits earned by the employees is determined using the projected unit credit benefit method prorated on years of service. The pension expense reflects the current service cost, the interest on the unfunded liability and the amortization over the estimated average remaining service life of the employees of: (i) prior service costs, and (ii) the net actuarial gain or loss that exceeds 10% of the greater of the accrued benefit obligation and the fair value of plan assets as of the beginning of the year. The Company recognizes the net funded status of the plan.

The Company also has a multiemployer pension plan and defined contribution plans for which contributions are expensed in the Consolidated Statements of Operations.

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

Transactions in foreign currencies are translated to the respective functional currencies of each operation using exchange rates at the dates of the transactions. Monetary assets and liabilities denominated in foreign currencies at the reporting date are translated to the functional currency using the exchange rate at that date. Non-monetary assets and liabilities denominated in foreign currencies are translated to the functional currency using historical exchange rates. Gains and losses resulting from foreign currency transactions related to operating activities are included in “Cost of sales, excluding depreciation and amortization” while those related to non-operating activities are included in “Other income” in the Consolidated Statements of Operations.

Where intercompany loans are of a long-term investment nature, exchange rate changes are included as a foreign currency translation adjustment within “Accumulated other comprehensive loss” in the Consolidated Balance Sheets.

(87)

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

The Company’s pulp sales are to tissue and paper producers and the Company’s lumber sales are to manufacturers and retailers. The Company’s sales in Europe and North America are direct to the customer. The Company’s pulp sales to overseas customers are primarily through third party sales agents and the Company’s lumber sales to overseas customers are either direct to the customer or through third party sales agents. The Company is the principal in all of the arrangements with third party sales agents.

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

(88)

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share data)

Note 1. The Company and Summary of Significant Accounting Policies (continued)

Insurance Claims

The Company records business interruption insurance proceeds once the insurance provider acknowledges that the claim is covered and agrees in writing to the amount to be paid for the claim. The Company reports business interruption insurance proceeds in “Cost of sales, excluding depreciation and amortization” in the Consolidated Statements of Operations.

The Company records insurance proceeds related to property up to the amount of the related impairment when it is probable they will be received. Proceeds in excess of the impairment are recorded once the insurance provider acknowledges that the claim is covered and agrees in writing to the amount to be paid for the claim. The Company reports property insurance proceeds in the same line item in which the related impairment was recognized in the Consolidated Statements of Operations.

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

Derivative Financial Instruments

The Company occasionally enters into derivative financial instruments to manage certain market risks. These derivative instruments are not designated as hedging instruments and accordingly, are recorded at fair value in the Consolidated Balance Sheets with the changes in fair value recognized in “Other income” in the Consolidated Statements of Operations. Periodically, the Company enters into derivative contracts to supply materials for its own use and as such are exempt from mark-to-market accounting.

(89)

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

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share data)

Note 1. The Company and Summary of Significant Accounting Policies (continued)

Impact of the COVID-19 Pandemic

The Company is subject to risks and uncertainties as a result of the COVID-19 pandemic. During the pandemic, there have been several “waves” or periods during which there has been a significant widespread increase in reported infections and the emergence and rapid spread of new variants of the COVID-19 virus. In response to such waves, various countries have from time to time re-imposed various restrictions on social, business, travel and other activities. Such economic disruption could have a material adverse effect on the Company’s business.

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

The Company’s future results of operations and liquidity, however, could be adversely impacted by economic factors arising from the pandemic that affect our business and customers. For instance, we may experience delays in payments of outstanding receivable amounts beyond normal payment terms, supply chain disruptions and uncertain demand, and the impact of any initiatives or programs that the Company may undertake to address financial and operational challenges faced by its customers.

New Accounting Pronouncements

Accounting Pronouncements Adopted

Government Assistance - Disclosures by Business Entities about Government Assistance

In November 2021, the FASB issued Accounting Standards Update (“ASU”) 2021-10 Government Assistance (Topic 832) - Disclosures by Business Entities about Government Assistance. The amendments in this update require disclosures about transactions with a government that have been accounted for by analogizing to a grant or contribution accounting model to increase transparency about (1) the nature of the transactions, (2) the accounting for the transactions, (3) the line items affected by the transactions in an entity’s financial statements, and (4) the significant terms and conditions of the transactions. This update is effective for annual financial statements issued for fiscal years beginning after December 15, 2021, with early adoption permitted. The disclosure required by the update has been included in the Government Grants accounting policy, the Property, Plant and Equipment, Net Note and the Accounts Payable and Other Note.

Business Combinations - Accounting for Contract Assets and Contract Liabilities from Contracts with Customers

In October 2021, the FASB issued ASU 2021-08 Business Combinations (Topic 805) - Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which address diversity and inconsistency related to the recognition and measurement of contract assets and contract liabilities acquired in a business combination. The amendments in this update require that an acquirer recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606, Revenue from Contracts with Customers. This update is effective for financial statements issued for fiscal years beginning after December 15, 2022, with early adoption permitted. The Company will apply the amendments prospectively to business combinations occurring on or after January 1, 2022.

(91)

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share data)

Note 2. Acquisitions

2021 Asset Acquisition

Mercer Mass Timber

On August 5, 2021, the Company acquired a CLT facility in Spokane Washington for $51,258 cash, including $1,258 of acquisition costs. The acquired facility is called Mercer Mass Timber LLC (“MMT”).

The transaction is accounted for as an acquisition of a group of assets as management determined it does not qualify as an acquisition of a business under GAAP. Substantially all of the fair value of the gross assets acquired was concentrated in a group of similar identifiable assets, being the land, building and production equipment acquired.

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

Note 3. Business Interruption Insurance

In 2021, the Company replaced the lower furnace of a boiler at the Peace River mill as a result of an incident that occurred in 2017. In 2021, the Company received written confirmation from the insurance provider that the business interruption insurance claim related to the boiler repair is covered and the amount of the settlement is C$43.0 million ($34,303). As of December 31, 2021, C$40.0 million ($31,551) of this payment was receivable. The business interruption insurance proceeds have been recorded in “Cost of sales, excluding depreciation and amortization” in the Consolidated Statements of Operations. Subsequent to year end, the insurance claim receivable was settled in full.

(92)

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share data)

Note 4. Other Income

Other income for the years ended December 31, 2021, 2020 and 2019 was comprised of the following:

	For the Year Ended December 31,
	2021	2020	2019
Foreign exchange gain (loss)	$12,674	$(13,797)	$1,080
Gain on sale of investments (a)	—	17,540	—
Other	1,725	2,135	5,004
Other income	$14,399	$5,878	$6,084

(a)

In 2020, the Company purchased certain equity security investments for $9,370 and sold them for $26,910 which resulted in a realized gain of $17,540. These investments were Level 1 investments and were held at fair value with gains and losses included in earnings. As of December 31, 2021 and December 31, 2020, the Company held no such investments.

Note 5. Accounts Receivable, Net

Accounts receivable, net as of December 31, 2021 and December 31, 2020, was comprised of the following:

	December 31,
	2021	2020
Trade, net of allowance of $845 (2020 — $552)	$293,498	$210,963
Insurance claims (a)	37,953	—
Other	13,894	16,092
	$345,345	$227,055

(a)

Insurance claims receivable are for the final settlement of the 2021 Peace River boiler claims and include the remaining business interruption claim of C$40.0 million ($31,551) and the remaining property claim of C$8.1 million ($6,402). Subsequent to year end, the insurance claims receivable were settled in full.

Note 6. Inventories

Inventories as of December 31, 2021 and December 31, 2020, were comprised of the following:

	December 31,
	2021	2020
Raw materials	$106,434	$74,526
Finished goods	140,829	88,256
Spare parts and other	109,468	108,914
	$356,731	$271,696

In 2021, the Company did not have any inventory impairment charges. In 2020, as a result of low pulp prices and high fiber costs for the Canadian mills, the Company recorded inventory impairment charges of $25,998. These charges were recorded in “Cost of sales, excluding depreciation and amortization” in the Consolidated Statements of Operations. As of December 31, 2020, there was no impairment provision related to inventories.

(93)

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share data)

Note 7. Property, Plant and Equipment, Net

Property, plant and equipment, net as of December 31, 2021 and December 31, 2020, was comprised of the following:

	Estimated Useful Lives	December 31,
	(Years)	2021	2020
Land		$61,067	$63,610
Buildings	10 - 50	309,039	290,150
Production and other equipment	5 - 25	2,079,801	2,037,050
		2,449,907	2,390,810
Less: accumulated depreciation		(1,314,276)	(1,281,070)
		$1,135,631	$1,109,740

In 2021, the Company received proceeds from an insurer of $21,540 related to the property damage claim for the replacement of the lower furnace of a boiler at the Peace River mill.

In 2021, the Company received government grants of $9,333 to partially finance innovation and greenhouse gas reduction projects at the Canadian mills. These grants were netted against “Property, plant and equipment, net” in the Consolidated Balance Sheets. As of December 31, 2021, property, plant and equipment was net of $164,439 of unamortized government grants (2020 – $186,330). Amortization expense related to government grants for the year ended December 31, 2021 was $19,855 (2020 – $18,369; 2019 – $19,084).

The Company maintains industrial landfills on its premises for the disposal of waste, primarily from the mills’ pulp processing activities. The mills have obligations under their landfill permits to decommission these disposal facilities pursuant to certain regulations. As of December 31, 2021, the Company had recorded $12,529 (2020 – $10,005) of asset retirement obligations in “Other long-term liabilities” in the Consolidated Balance Sheets.

Note 8. Amortizable Intangible Assets, Net

Amortizable intangible assets, net as of December 31, 2021 and December 31, 2020, were comprised of the following:

	Estimated	December 31, 2021			December 31, 2020
	Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Energy sales agreement	11	$17,047	$(7,327)	$9,720	$18,470	$(6,253)	$12,217
Timber cutting rights	30	39,714	(4,051)	35,663	39,546	(2,714)	36,832
Software and other intangible assets	5	27,376	(24,857)	2,519	27,851	(25,329)	2,522
		$84,137	$(36,235)	$47,902	$85,867	$(34,296)	$51,571

Amortization expense related to intangible assets for the year ended December 31, 2021 was $4,767 (2020 – $4,414; 2019 – $5,930).

Amortization expense for the next five years related to intangible assets as of December 31, 2021 is expected to be as follows:

	2022	2023	2024	2025	2026
Amortization expense	$3,934	$3,563	$3,324	$3,076	$2,933

(94)

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share data)

Note 9. Other Long-Term Assets

Other long-term assets as of December 31, 2021 and December 31, 2020, were comprised of the following:

	December 31,
	2021	2020
Sandalwood tree plantations	$30,731	$28,600
Other	7,987	3,328
	$38,718	$31,928

Note 10. Accounts Payable and Other

Accounts payable and other as of December 31, 2021 and December 31, 2020, was comprised of the following:

	December 31,
	2021	2020
Trade payables	$58,451	$42,730
Accrued expenses	76,409	60,622
Interest payable	26,506	33,241
Income tax payable	56,241	23,256
Payroll-related accruals	20,707	18,993
Wastewater fee (a)	19,248	13,407
Finance lease liability	8,467	5,364
Operating lease liability	3,192	3,318
Government grants (b)	7,302	7,161
Other	5,784	2,902
	$282,307	$210,994

(a)

The Company is required to pay certain fees based on wastewater emissions at its German mills. Accrued fees can be reduced upon the mills’ demonstration of reduced wastewater emissions. Reductions to the wastewater fees for the year ended December 31, 2021 were $nil (2020 – $nil; 2019 – $20,859).

(b)

The Canadian mills have a liability for unspent government grants which are required to be used to partially finance greenhouse gas emission reduction and innovation capital projects. The grants are recorded in “Cash and cash equivalents” in the Consolidated Balance Sheets, however, they are considered to be restricted as they are repayable if the mills do not spend the funds on approved projects.

(95)

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share data)

Note 11. Debt

Debt as of December 31, 2021 and December 31, 2020, was comprised of the following:

		December 31,
	Maturity	2021	2020
Senior notes (a)
5.500% senior notes	2026	$300,000	$300,000
5.125% senior notes	2029	875,000	—
6.500% senior notes	2024	—	250,000
7.375% senior notes	2025	—	550,000

Credit arrangements
€200 million joint revolving credit facility (b)	2023	—	—
C$60 million revolving credit facility (c), (d)	2024	22,874	21,992
C$60 million revolving credit facility (c), (e)	2023	—	32,988
€2.6 million demand loan (f)		—	—

Finance lease liability		64,041	46,693
		1,261,915	1,201,673
Less: unamortized premium and issuance costs, net		(15,903)	(9,686)
Less: finance lease liability due within one year		(8,467)	(5,364)
		$1,237,545	$1,186,623

The maturities of the principal portion of debt as of December 31, 2021 were as follows:

	Senior Notes and Credit Arrangements	Finance Leases
2022	$—	$9,861
2023	—	9,620
2024	22,874	8,787
2025	—	7,943
2026	300,000	7,489
Thereafter	875,000	27,161
	1,197,874	70,861
Less imputed interest	—	(6,820)
Total payments	$1,197,874	$64,041

Certain of the Company’s debt instruments were issued under agreements which, among other things, may limit its ability and the ability of its subsidiaries to make certain payments, including dividends. These limitations are subject to specific exceptions. As of December 31, 2021, the Company was in compliance with the terms of its debt agreements.

(a)

In January 2021, the Company issued $875,000 in aggregate principal amount of 5.125% senior notes which mature on February 1, 2029 (the “2029 Senior Notes”). The net proceeds from the 2029 Senior Notes issuance were $860,517 after deducting the underwriter’s discount and offering expenses. The net proceeds were used to redeem the outstanding senior notes which were to mature in 2024 and 2025 and for general corporate purposes. In connection with the redemption, the Company recorded a loss on early extinguishment of debt of $30,368 in the Consolidated Statements of Operations.

(96)

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share data)

Note 11. Debt (continued)

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

(b)

A €200.0 million joint revolving credit facility with all of the Company’s German mills that matures in December 2023. Borrowings under the facility are unsecured and bear interest at Euribor plus a variable margin ranging from 1.05% to 2.00% dependent on conditions including but not limited to a prescribed leverage ratio. As of December 31, 2021, approximately €10.5 million ($11,906) of this facility was supporting bank guarantees and approximately €189.5 million ($214,614) was available.

(c)

In January 2022, the Company entered into a new C$160.0 million joint revolving credit facility for the Celgar mill, Peace River mill and MFS. The new facility has a five year term and replaces the C$60.0 million revolving credit facility for the Peace River mill and the C$60.0 million revolving credit facility for the Celgar mill.  The facility is available by way of: (i) Canadian denominated advances, which bear interest at a designated prime rate per annum; (ii) banker’s acceptance equivalent loans, which bear interest at the applicable Canadian dollar banker’s acceptance plus 1.20% to 1.45% per annum; (iii) dollar denominated base rate advances at the greater of the federal funds rate plus 0.50%, an Adjusted Term SOFR for a one month tenor plus 1.00% and the bank’s applicable reference rate for U.S. dollar loans; and (iv) dollar SOFR advances, which bear interest at Adjusted Term SOFR plus 1.20% to 1.45% per annum.

(d)

A C$60.0 million revolving credit facility for Peace River. The facility was available by way of: (i) Canadian dollar denominated advances, which bear interest at a designated prime rate per annum; (ii) banker’s acceptance equivalent loans, which bear interest at the applicable Canadian dollar banker’s acceptance plus 1.25% to 1.50% per annum; (iii) dollar denominated base rate advances at the greater of the federal funds rate plus 0.50%, a designated LIBOR rate plus 1.00% and the bank’s applicable reference rate for U.S. dollar loans; and (iv) dollar LIBOR advances, which bear interest at LIBOR plus 1.25% to 1.50% per annum. Borrowings under the facility were collateralized by, among other things, the mill’s inventories and accounts receivable. As of December 31, 2021, approximately C$29.0 million ($22,874) of this facility was drawn and accruing interest at a rate of 2.45%, approximately C$0.9 million ($722) was supporting letters of credit and approximately C$30.1 million ($23,730) was available.

(e)

A C$60.0 million revolving credit facility for Celgar. Borrowings under the facility were collateralized by the mill's inventories, accounts receivable, general intangibles and capital assets and were restricted by a borrowing base calculated on the mill's inventories and accounts receivable. The facility was available by way of: (i) Canadian and U.S. dollar denominated advances, which bear interest at a designated prime rate less 0.125% to plus 0.125% per annum; (ii) banker's acceptance equivalent loans, which bear interest at the applicable Canadian dollar banker's acceptance plus 1.25% to 1.625% per annum; and (iii) dollar LIBOR advances, which bear interest at LIBOR plus 1.25% to 1.625% per annum. As of December 31, 2021, approximately C$0.5 million ($356) was supporting letters of credit and approximately C$59.5 million ($46,970) was available.

(97)

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share data)

Note 11. Debt (continued)

(f)

A €2.6 million demand loan for Rosenthal that does not have a maturity date. Borrowings under this facility are unsecured and bear interest at the rate of the three-month Euribor plus 2.50%. As of December 31, 2021, approximately €2.6 million ($2,890) of this facility was supporting bank guarantees and approximately $nil was available.

Note 12. Pension and Other Post-Retirement Benefit Obligations

Defined Benefit Plans

Pension benefits are based on employees’ earnings and years of service. The defined benefit plans are funded by contributions from the Company based on actuarial estimates and statutory requirements. Information about the Celgar and Peace River defined benefit plans, in aggregate for the year ended December 31, 2021 was as follows:

	2021
	Pension	Other Post- Retirement Benefits	Total
Change in benefit obligation
Benefit obligation, December 31, 2020	$128,854	$14,234	$143,088
Service cost	3,942	303	4,245
Interest cost	3,524	391	3,915
Benefit payments, net	(4,231)	(531)	(4,762)
Actuarial gains	(6,701)	(1,130)	(7,831)
Foreign currency exchange rate changes	587	72	659
Benefit obligation, December 31, 2021	125,975	13,339	139,314

Reconciliation of fair value of plan assets
Fair value of plan assets, December 31, 2020	110,476	—	110,476
Actual returns	9,315	—	9,315
Contributions	4,258	—	4,258
Benefit payments	(4,098)	—	(4,098)
Foreign currency exchange rate changes	1,430	—	1,430
Fair value of plan assets, December 31, 2021	121,381	—	121,381
Funded status, December 31, 2021	$(4,594)	$(13,339)	$(17,933)

Components of the net benefit cost recognized
Service cost	$3,942	$303	$4,245
Interest cost	3,524	391	3,915
Expected return on plan assets	(5,216)	—	(5,216)
Amortization of unrecognized items	678	(791)	(113)
Net benefit cost	$2,928	$(97)	$2,831

(98)

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share data)

Note 12. Pension and Other Post-Retirement Benefit Obligations (continued)

Information about the Celgar and Peace River defined benefit plans, in aggregate for the year ended December 31, 2020 was as follows:

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

The components of the net benefit cost other than service cost are recorded in “Other income” in the Consolidated Statements of Operations. The amortization of unrecognized items relates to net actuarial losses (gains) and prior service costs.

The Company anticipates that it will make contributions to the defined benefit plans of approximately $4,034 in 2022. Estimated future benefit payments under these plans as of December 31, 2021 were as follows:

	Pension	Other Post-Retirement Benefits
2022	$4,985	$577
2023	$5,145	$603
2024	$5,389	$629
2025	$5,668	$652
2026	$5,882	$675
2027-2031	$31,931	$3,730

(99)

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share data)

Note 12. Pension and Other Post-Retirement Benefit Obligations (continued)

Weighted Average Assumptions

The weighted-average assumptions used to determine the benefit obligations at the measurement dates and the net benefit costs for the years ended December 31, 2021, 2020 and 2019 were as follows for Celgar’s defined benefit plan:

	December 31,
	2021	2020	2019
Benefit obligations
Discount rate	3.10%	2.55%	3.00%
Rate of compensation increase	2.50%	2.50%	2.50%
Net benefit cost for year ended
Discount rate	2.70%	3.00%	3.14%
Rate of compensation increase	2.50%	2.50%	2.50%
Expected rate of return on plan assets	4.00%	4.10%	3.90%

The weighted-average assumptions used to determine the benefit obligations at the measurement dates and the net benefit costs for the years ended December 31, 2021, 2020 and 2019 were as follows for Peace River’s defined benefit plan:

	December 31,
	2021	2020	2019
Benefit obligations
Discount rate	3.10%	2.70%	3.20%
Rate of compensation increase	2.75%	2.75%	2.75%
Net benefit cost for year ended
Discount rate	2.70%	3.20%	3.90%
Rate of compensation increase	2.75%	2.75%	2.75%
Expected rate of return on plan assets	4.93%	4.68%	5.12%

The discount rate assumption is adjusted annually to reflect the rates available on high-quality debt instruments, with a duration that is expected to match the timing and amount of expected pension and other post-retirement benefit payments. High-quality debt instruments are corporate bonds with a rating of “AA” or better.

The expected rate of return on plan assets is a management estimate based on, among other factors, historical long-term returns, expected asset mix and an active management premium.

The expected rate of compensation increase is a management estimate based on, among other factors, historical compensation increases and promotions, while considering current industry conditions, the terms of collective bargaining agreements with employees and the outlook for the industry.

The assumed health care cost trend rates used to determine the other post-retirement benefit obligations as of December 31, 2021 and December 31, 2020 were as follows:

	December 31,
	2021	2020
Health care cost trend rate assumed for next year	4.50%	5.00%
Rate to which the cost trend is assumed to decline (ultimate trend rate)	4.50%	4.50%
Year that the rate reaches the ultimate trend rate	2022	2022

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

Investment Objective and Asset Allocation

The investment objective for the defined benefit pension plans is to sufficiently diversify invested plan assets to maintain a reasonable level of risk without imprudently sacrificing the return on the invested funds, and ultimately to achieve a long-term total rate of return, net of fees and expenses, at least equal to the long-term interest rate assumptions used for funding actuarial valuations. To achieve this objective, the Company’s overall investment strategy is to maintain an investment allocation mix of long-term growth investments (equities) and fixed income investments (debt securities). Investment allocation targets have been established by asset class after considering the nature of the liabilities, long-term return expectations, the risks associated with key asset classes, funded position, inflation and interest rates and related management fees and expenses. In addition, the defined benefit pension plan’s investment strategy seeks to minimize risk beyond legislated requirements by constraining the investment managers’ investment options. There are a number of specific constraints based on investment type, but they all have the general purpose of ensuring that the investments are fully diversified and that risk is appropriately managed. For example, there are constraints on the book value of assets that can be invested in any one entity or group, and all equity holdings must be listed on a public exchange. Reviews of the investment objectives, key assumptions and the independent investment managers are performed periodically.

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

In 2018, the Company used the debt security investments in Celgar’s defined benefit plan to purchase buy-in annuities for all inactive members. This transaction fully hedges the plan liabilities for the majority of inactive members.

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

The following table presents the Celgar and Peace River defined benefit pension plans’ assets fair value measurements as of December 31, 2021 under the fair value hierarchy:

	Fair value measurements as of December 31, 2021 using:
Asset Category	Level 1	Level 2	Level 3	Total
Equity securities	$—	$64,057	$—	$64,057
Debt securities	—	31,125	—	31,125
Buy-in annuity	—	—	24,458	24,458
Other	—	1,741	—	1,741
Total assets	$—	$96,923	$24,458	$121,381

(101)

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share data)

Note 12. Pension and Other Post-Retirement Benefit Obligations (continued)

The following table presents the Celgar and Peace River defined benefit pension plans’ assets fair value measurements as of December 31, 2020 under the fair value hierarchy:

	Fair value measurements as of December 31, 2020 using:
Asset Category	Level 1	Level 2	Level 3	Total
Equity securities	$—	$49,485	$—	$49,485
Debt securities	—	34,603	—	34,603
Buy-in annuity	—	—	26,017	26,017
Cash and other short-term assets	—	13	—	13
Other	—	358	—	358
Total assets	$—	$84,459	$26,017	$110,476

The change in Level 3 fair value measurements of plan assets for the years ended December 31, 2021 and 2020 was as follows:

Buy-in Annuity
Balance as of December 31, 2019	$25,343
Actual return on plan assets	710
Benefit payments	(1,724)
Actuarial losses	1,170
Effect of foreign currency exchange rate changes	518
Balance as of December 31, 2020	26,017
Actual return on plan assets	645
Benefit payments	(1,789)
Actuarial gains	(545)
Effect of foreign currency exchange rate changes	130
Balance as of December 31, 2021	$24,458

Defined Contribution Plan

Effective December 31, 2008, the defined benefit plans at the Celgar mill were closed to new members. In addition, the related defined benefit service accrual ceased on December 31, 2008, and members began to receive pension benefits, at a fixed contractual rate, under a new defined contribution plan effective January 1, 2009. The Company’s head office employees also participate in a defined contribution plan. During the year ended December 31, 2021, the Company made contributions of $1,768 to these plans (2020 – $1,634; 2019 – $1,400).

Multiemployer Plan

The Company participates in a multiemployer plan for the hourly-paid employees at the Celgar mill. The contributions to the plan are determined based on a percentage of pensionable earnings pursuant to a collective bargaining agreement. The Company has no current or future contribution obligations in excess of the contractual contributions. During the year ended December 31, 2021, the Company made contributions of $2,370 to this plan (2020 – $1,933; 2019 – $2,203).

(102)

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share data)

Note 12. Pension and Other Post-Retirement Benefit Obligations (continued)

Plan details for the years ended December 31, 2021, 2020 and 2019 were as follows:

	Provincially Registered Plan	Expiration Date of Collective Bargaining	Are the Company's Contributions Greater Than 5% of Total Contributions
Legal name	Number	Agreement	2021	2020	2019
The Pulp and Paper Industry Pension Plan	P085324	April 30, 2021	Yes	No	Yes

Celgar’s hourly employees are currently working under the expired collective bargaining agreement during the period in which the new agreement is being negotiated.

Note 13. Income Taxes

The components of income (loss) before income taxes for the years ended December 31, 2021, 2020 and 2019 were as follows:

	Year Ended December 31,
	2021	2020	2019
U.S.	$(75,955)	$(22,284)	$(43,408)
Foreign	336,522	11,145	52,995
	$260,567	$(11,139)	$9,587

Provision for income taxes recognized in the Consolidated Statements of Operations for the years ended December 31, 2021, 2020 and 2019 was comprised of the following:

	Year Ended December 31,
	2021	2020	2019
U.S. Federal and State current income tax provision	$156	$1,782	$342
Foreign current income tax provision	70,632	19,563	26,757
Total current income tax provision	70,788	21,345	27,099
Foreign deferred income tax provision (recovery)	18,791	(15,249)	(7,873)
Total income tax provision	$89,579	$6,096	$19,226

During the year ended December 31, 2021, the foreign current income tax provision is primarily for the German entities.

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

(103)

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share data)

Note 13. Income Taxes (continued)

The Company and/or one or more of its subsidiaries file income tax returns in the U.S., Germany, Canada and Australia. Currently, the Company does not anticipate that the expiration of the statute of limitations or the completion of audits in the next fiscal year will result in liabilities for uncertain income tax positions that are materially different than the amounts accrued or disclosed as of December 31, 2021. However, this could change as tax years are examined by taxing authorities, the timing of which are uncertain at this time. The German tax authorities have completed examinations up to and including the 2017 tax year for all but three German entities. For these three entities the German tax authorities have completed examinations up to and including the 2013 tax year. The Company is generally not subject to U.S. or Canadian income tax examinations for tax years before 2018 and 2017, respectively. The Company believes that it has adequately provided for any reasonable foreseeable outcomes related to its tax audits and that any settlement will not have a material adverse effect on its consolidated results.

The liability in the Consolidated Balance Sheets related to unrecognized tax benefits was $nil as of December 31, 2021 (2020 – $nil). The Company recognizes interest and penalties related to unrecognized tax benefits in “Income tax provision” in the Consolidated Statements of Operations. During the years ended December 31, 2021, 2020 and 2019 the Company did not record any interest and penalties related to unrecognized tax benefits.

Differences between the U.S. Federal statutory and the Company’s effective rates for the years ended December 31, 2021, 2020 and 2019 were as follows:

	Year Ended December 31,
	2021	2020	2019
U.S. Federal statutory rate	21%	21%	21%

U.S. Federal statutory rate on income (loss) before income taxes	$(54,724)	$2,339	$(2,013)
Tax differential on foreign income	(25,361)	(1,982)	(5,368)
Effect of foreign earnings (a)	(7,524)	(3,002)	(13,747)
Valuation allowance	(12,048)	(8,383)	(11,643)
Tax benefit of partnership structure	3,132	3,740	3,841
Non-taxable foreign subsidies	2,936	2,851	3,200
True-up of prior year taxes	5,616	(1,863)	6,031
Other	(1,606)	204	473
Income tax provision	$(89,579)	$(6,096)	$(19,226)

(a)	Primarily due to the impact of the global intangible low-taxed income provision in the Tax Cuts and Jobs Act of 2017.

(104)

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share data)

Note 13. Income Taxes (continued)

Deferred income tax assets and liabilities as of December 31, 2021 and December 31, 2020 were comprised of the following:

	December 31,
	2021	2020
German tax loss carryforwards	$9,500	$29,378
U.S. tax loss carryforwards and credits	22,168	6,964
Canadian tax loss carryforwards	40,363	44,256
Australian tax loss carryforwards	5,090	3,783
Basis difference between income tax and financial reporting with respect to operating pulp mills	(146,000)	(145,858)
Amortizable intangible assets	(9,449)	(10,504)
Other long-term assets	(5,646)	(4,926)
Debt	(5,691)	(6,553)
Accounts payable and accrued expenses	5,382	1,621
Deferred pension liability	6,341	16,278
Finance leases	17,245	12,895
Scientific research and experimental development investment tax credit and expenditure pool	4,552	4,433
Other	5,389	3,702
	(50,756)	(44,531)
Valuation allowance	(43,190)	(31,142)
Net deferred income tax liability	$(93,946)	$(75,673)

Comprised of:
Deferred income tax asset	$1,177	$1,355
Deferred income tax liability	(95,123)	(77,028)
Net deferred income tax liability	$(93,946)	$(75,673)

The following table details the scheduled expiration dates of the Company’s net operating loss, interest, investment tax credit and other tax attributes carryforwards as of December 31, 2021:

	Amount	Expiration
U.S.
Interest	$105,200	Indefinite
Germany
Net operating loss	$8,100	Indefinite
Interest	$29,644	Indefinite
Canada
Net operating loss	$152,700	2036 – 2041
Scientific research and experimental development investment tax credit	$5,200	2030 – 2039
Scientific research and experimental development expenditure pool	$3,000	Indefinite
Australia
Net operating loss	$17,000	Indefinite

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

(105)

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share data)

Note 13. Income Taxes (continued)

Changes in valuation allowances related to net deferred tax assets for the years ended December 31, 2021 and 2020 were as follows:

	December 31,
	2021	2020
Balance as of January 1	$31,142	$22,759
Additions (reversals)
U.S.	14,770	1,734
Canada	(2,851)	6,017
The impact of changes in foreign exchange rates	129	632
Balance as of December 31	$43,190	$31,142

As of December 31, 2021, the Company has recognized the deferred tax assets of its German entities and has a full valuation allowance against the net deferred tax assets of its U.S. and Canadian entities.

The Company has not recognized a tax liability on the undistributed earnings of foreign subsidiaries as of December 31, 2021 because these earnings are expected to be permanently reinvested outside the U.S. or repatriated without incurring a tax liability. As of December 31, 2021, the cumulative amount of undistributed earnings upon which U.S. income taxes have not been provided was approximately $364,316.

Note 14. Shareholders’ Equity

Dividends

The Company’s board of directors declared quarterly dividends during the years ended December 31, 2021 and 2020 as follows:

Date Declared	Dividend Per Common Share	Amount
February 16, 2021	$0.065	$4,289
April 29, 2021	0.065	4,293
July 29, 2021	0.065	4,292
October 28, 2021	0.065	4,293
	$0.2600	$17,167

Date Declared	Dividend Per Common Share	Amount
February 13, 2020	$0.1375	$9,047
April 30, 2020	0.0650	4,282
July 30, 2020	0.0650	4,281
October 29, 2020	0.0650	4,282
	$0.3325	$21,892

On February 17, 2022, the Company’s board of directors declared a quarterly dividend of $0.0750 per common share. Payment of the dividend will be on April 6, 2022 to all shareholders of record on March 30, 2022. Future dividends are subject to approval by the board of directors and may be adjusted as business and industry conditions warrant.

(106)

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share data)

Note 14. Shareholders’ Equity (continued)

Share Capital

Preferred shares

The Company has authorized 50,000,000 preferred shares (2020 – 50,000,000) with $1 par value issuable in series, of which 2,000,000 shares have been designated as Series A. The preferred shares may be issued in one or more series. Designations and preferences for each series shall be stated in the resolutions providing for the designation and issuance of each such series adopted by the Company’s board of directors. The board of directors is authorized by the Company’s articles of incorporation to determine the voting, dividend, redemption and liquidation preferences pertaining to each such series. As of December 31, 2021, no preferred shares had been issued by the Company.

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

Stock Based Compensation

In June 2010, the Company adopted a stock incentive plan which provides for options, restricted stock rights, restricted shares, performance shares, PSUs and stock appreciation rights to be awarded to employees, consultants and non-employee directors. During the year ended December 31, 2021, there were no issued and outstanding options, restricted stock rights, performance shares or stock appreciation rights. As of December 31, 2021, after factoring in all allocated shares, there remain approximately 1.2 million common shares available for grant.

PSUs

PSUs comprise rights to receive common shares at a future date that are contingent on the Company and the grantee achieving certain performance objectives. The performance objective period is generally three years.

For the year ended December 31, 2021, the Company recognized an expense of $1,739 related to PSUs (2020 – $420; 2019 – $2,557).

PSU activity during the year ended December 31, 2021 was as follows:

	Number of PSUs	Weighted Average Grant Date Fair Value Per Unit
Outstanding as of January 1, 2021	2,364,848	$12.61
Granted	1,007,912	13.72
Vested and issued	(120,271)	12.75
Forfeited	(498,017)	12.75
Outstanding as of December 31, 2021	2,754,472	$12.98

(107)

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share data)

Note 14. Shareholders’ Equity (continued)

The weighted-average grant date fair value per unit of all PSUs granted in 2020 and 2019 was $11.00 and $15.34, respectively. The total fair value of PSUs vested and issued in 2021, 2020 and 2019 was $1,642, $2,101 and $6,754, respectively.

Restricted Shares

Restricted shares generally vest at the end of one year.

Expense recognized for the year ended December 31, 2021 was $655 (2020 – $508; 2019 – $479). As of December 31, 2021, the total remaining unrecognized compensation cost related to restricted shares amounted to approximately $304 which will be amortized over the remaining vesting periods.

Restricted share activity during the year ended December 31, 2021 was as follows:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding as of January 1, 2021	68,140	$8.07
Granted	49,195	14.84
Vested	(68,140)	8.07
Outstanding as of December 31, 2021	49,195	$14.84

The weighted-average grant date fair value per share of all restricted shares granted in 2020 and 2019 was $8.07 and $14.33, respectively. The total fair value of restricted shares vested and issued in 2021, 2020 and 2019 was $1,011, $248 and $466, respectively.

Note 15. Net Income (Loss) Per Common Share

The reconciliation of basic and diluted net income (loss) per common share for the years ended December 31, 2021, 2020 and 2019 was as follows:

	For the Year Ended December 31,
	2021	2020	2019
Net income (loss)
Basic and diluted	$170,988	$(17,235)	$(9,639)

Net income (loss) per common share
Basic	$2.59	$(0.26)	$(0.15)
Diluted	$2.58	$(0.26)	$(0.15)

Weighted average number of common shares outstanding:
Basic (a)	65,944,494	65,768,485	65,553,196
Effect of dilutive instruments:
PSUs	312,455	—	—
Restricted shares	27,054	—	—
Diluted	66,284,003	65,768,485	65,553,196

(a)

For the year ended December 31, 2021, the basic weighted average number of common shares outstanding excludes 49,195 restricted shares which have been issued, but have not vested as of December 31, 2021 (2020 – 68,140 restricted shares; 2019 – 31,405 restricted shares).

(108)

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share data)

Note 15. Net Income (Loss) Per Common Share (continued)

The calculation of diluted net income (loss) per common share does not assume the exercise of any instruments that would have an anti-dilutive effect on net income (loss) per common share. Instruments excluded from the calculation of net income (loss) per common share because they were anti-dilutive for the years ended December 31, 2021, 2020 and 2019 were as follows:

	For the Year Ended December 31,
	2021	2020	2019
PSUs	—	2,364,848	1,764,976
Restricted shares	—	68,140	31,405

Note 16. Accumulated Other Comprehensive Loss

The change in accumulated other comprehensive loss by component (net of tax) for the years ended December 31, 2021 and 2020 was as follows:

	Foreign Currency Translation Adjustment	Defined Benefit Pension and Other Post- Retirement Benefit Items	Total
Balance as of December 31, 2019	$(114,709)	$(1,851)	$(116,560)
Other comprehensive income (loss) before reclassifications	95,131	(6,114)	89,017
Amounts reclassified from accumulated other comprehensive loss	—	(32)	(32)
Other comprehensive income (loss), net of taxes	95,131	(6,146)	88,985
Balance as of December 31, 2020	(19,578)	(7,997)	(27,575)
Other comprehensive income (loss) before reclassifications	(77,939)	14,834	(63,105)
Amounts reclassified from accumulated other comprehensive loss	—	(113)	(113)
Other comprehensive income (loss), net of taxes	(77,939)	14,721	(63,218)
Balance as of December 31, 2021	$(97,517)	$6,724	$(90,793)

Note 17. Related Party Transactions

The Company enters into related party transactions with its joint ventures. For the year ended December 31, 2021, pulp purchases from the Company’s 50% owned CPP mill, which are transacted at the CPP mill’s cost, were $88,073 (2020 – $76,875; 2019 – $96,763) and as of December 31, 2021 the Company had a receivable balance from the CPP mill of $5,688 (December 31, 2020 – $3,518). For the year ended December 31, 2021, services from the Company’s 50% owned logging and chipping operation, which are transacted at arm’s length negotiated prices, were $12,775 (2020 – $15,118; 2019 – $16,681) and as of December 31, 2021 the Company had a payable balance to the operation of $2,400 (December 31, 2020 – $1,953).

(109)

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share data)

Note 18. Segment Information

The Company is managed based on the primary products it manufactures: pulp and wood products. Accordingly, the Company’s four pulp mills and its 50% interest in the CPP mill are aggregated into the pulp segment, and the Friesau mill is a separate reportable segment, wood products. The Company’s sandalwood business and MMT are included in Corporate and Other as they do not meet the criteria to be reported as separate reportable segments.

None of the income or loss items following operating income in the Company’s Consolidated Statements of Operations are allocated to the segments, as those items are reviewed separately by management.

Information about certain segment data for the years ended December 31, 2021, 2020 and 2019, was as follows:

December 31, 2021	Pulp	Wood Products	Corporate and Other	Consolidated
Revenues from external customers	$1,483,093	$311,081	$9,081	$1,803,255
Operating income (loss)	$251,724	$108,466	$(13,607)	$346,583
Depreciation and amortization	$115,293	$14,858	$2,048	$132,199
Purchase of property, plant and equipment	$139,312	$18,002	$2,126	$159,440
Total assets (a)	$1,882,078	$258,965	$210,189	$2,351,232
Revenues by major products
Pulp	$1,389,439	$—	$—	$1,389,439
Lumber	—	293,166	2,391	295,557
Energy and chemicals	93,654	11,547	6,690	111,891
Wood residuals	—	6,368	—	6,368
Total revenues	$1,483,093	$311,081	$9,081	$1,803,255
Revenues by geographical markets (b)
U.S.	$183,198	$156,762	$5,227	$345,187
Foreign countries
Germany	459,725	62,986	—	522,711
China	375,891	1,245	—	377,136
Other countries	464,279	90,088	3,854	558,221
	1,299,895	154,319	3,854	1,458,068
Total revenues	$1,483,093	$311,081	$9,081	$1,803,255

(a)	Total assets for the pulp segment includes the Company’s $49,651 investment in joint ventures, primarily for the CPP mill.
(b)	Sales are attributed to countries based on the ship-to location provided by the customer.

(110)

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share data)

Note 18. Segment Information (continued)

December 31, 2020	Pulp	Wood Products	Corporate and Other	Consolidated
Revenues from external customers	$1,220,644	$197,649	$4,847	$1,423,140
Operating income (loss)	$37,952	$34,704	$(8,927)	$63,729
Depreciation and amortization	$115,945	$12,212	$764	$128,921
Purchase of property, plant and equipment	$53,734	$23,788	$996	$78,518
Total assets (a)	$1,740,233	$112,267	$276,626	$2,129,126
Revenues by major products
Pulp	$1,130,302	$—	$—	$1,130,302
Lumber	—	180,769	—	180,769
Energy and chemicals	90,342	10,619	4,847	105,808
Wood residuals	—	6,261	—	6,261
Total revenues	$1,220,644	$197,649	$4,847	$1,423,140
Revenues by geographical markets (b)
U.S.	$149,816	$93,802	$1,734	$245,352
Foreign countries
Germany	336,346	50,945	—	387,291
China	364,527	3,037	—	367,564
Other countries	369,955	49,865	3,113	422,933
	1,070,828	103,847	3,113	1,177,788
Total revenues	$1,220,644	$197,649	$4,847	$1,423,140
(a)	Total assets for the pulp segment includes the Company’s $46,429 investment in joint ventures, primarily for the CPP mill.
(b)	Sales are attributed to countries based on the ship–to location provided by the customer.

December 31, 2019	Pulp	Wood Products	Corporate and Other	Consolidated
Revenues from external customers	$1,457,123	$159,937	$7,351	$1,624,411
Operating income (loss)	$90,583	$7,349	$(13,929)	$84,003
Depreciation and amortization	$117,108	$7,966	$1,320	$126,394
Purchase of property, plant and equipment	$103,066	$28,425	$543	$132,034
Total assets (a)	$1,782,105	$83,102	$200,513	$2,065,720
Revenues by major products
Pulp	$1,370,742	$—	$—	$1,370,742
Lumber	—	142,243	—	142,243
Energy and chemicals	86,381	9,721	7,351	103,453
Wood residuals	—	7,973	—	7,973
Total revenues	$1,457,123	$159,937	$7,351	$1,624,411
Revenues by geographical markets (b)
U.S.	$168,197	$54,098	$—	$222,295
Foreign countries
Germany	419,472	53,734	—	473,206
China	430,508	—	—	430,508
Other countries	438,946	52,105	7,351	498,402
	1,288,926	105,839	7,351	1,402,116
Total revenues	$1,457,123	$159,937	$7,351	$1,624,411
(a)	Total assets for the pulp segment includes the Company’s $53,122 investment in joint ventures, primarily for the CPP mill.
(b)	Sales are attributed to countries based on the ship-to location provided by the customer.
(111)

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share data)

Note 18. Segment Information (continued)

Revenues between segments are accounted for at prices that approximate fair value. These include revenues from the sale of residual fiber from the wood products segment to the pulp segment for use in the pulp production process and from the sale of residual fuel from the pulp segment to the wood products segment for use in energy production. For the year ended December 31, 2021, the pulp segment sold $336 of residual fuel to the wood products segment (2020 – $459; 2019 – $531) and the wood products segment sold $12,661 of residual fiber to the pulp segment (2020 – $12,040; 2019 – $15,190).

The Company’s long-lived assets by geographic area based on location of the asset as of December 31, 2021 and December 31, 2020 were as follows:

	December 31,
	2021	2020
U.S.	$51,136	$—
Foreign countries
Germany	660,745	699,408
Canada	406,985	390,542
Australia	16,765	19,790
	1,084,495	1,109,740
	$1,135,631	$1,109,740

In 2021, no single customer accounted for greater than 10% of the Company’s total revenues (2020 – no customer; 2019 – no customer).

Note 19. Financial Instruments and Fair Value Measurement

Due to their short-term maturity, the carrying amounts of cash and cash equivalents, accounts receivable and accounts payable and other, approximates their fair value.

The estimated fair values of the Company’s outstanding debt under the fair value hierarchy as of December 31, 2021 and December 31, 2020 were as follows:

	Fair value measurements as of December 31, 2021 using:
Description	Level 1	Level 2	Level 3	Total
Revolving credit facilities	$—	$22,874	$—	$22,874
Senior notes	—	1,197,449	—	1,197,449
	$—	$1,220,323	$—	$1,220,323

	Fair value measurements as of December 31, 2020 using:
Description	Level 1	Level 2	Level 3	Total
Revolving credit facilities	$—	$54,980	$—	$54,980
Senior notes	—	1,131,229	—	1,131,229
	$—	$1,186,209	$—	$1,186,209

(112)

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share data)

Note 19. Financial Instruments and Fair Value Measurement (continued)

The carrying value of the revolving credit facilities classified as Level 2 approximates the fair value as the variable interest rates reflect current interest rates for financial instruments with similar characteristics and maturities.

The fair value of the senior notes classified as Level 2 was determined using quoted prices in a dealer market, or using recent market transactions. The Company’s senior notes are not carried at fair value on the Consolidated Balance Sheets as of December 31, 2021 and December 31, 2020. However, fair value disclosure is required. The carrying value of the Company’s senior notes, net of note issuance costs is $1,159,097 as of December 31, 2021 (December 31, 2020 – $1,090,314).

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

The Company’s exposure to credit losses may increase if its customers are adversely affected by the COVID-19 pandemic. Although the Company has historically not experienced significant credit losses, it is possible that there could be a material adverse impact from potential adjustments of the carrying amount of trade receivables if the cash flows of the Company’s customers are adversely impacted by the COVID-19 pandemic. As of December 31, 2021 the Company has not had significant credit losses due to the COVID-19 pandemic.

The carrying amount of cash and cash equivalents as of December 31, 2021 of $345,610 and accounts receivable as of December 31, 2021 of $345,345 recorded in the Consolidated Balance Sheet, net of any allowances for losses, represents the Company’s maximum exposure to credit risk.

Note 20. Lease Commitments

The Company has finance leases primarily for rail cars and production equipment. The rail cars primarily have a remaining lease term of seven to 12 years with annual renewal options thereafter. The production equipment has a weighted average remaining lease term of eight years. The Company has operating leases primarily for land to support the sandalwood tree plantations and for offices. The land leases have remaining terms of three to 10 years with options to renew for up to six years. The office leases have remaining terms of two to six years with options to renew primarily for an additional five years. A majority of the operating leases are subject to annual changes to the Consumer Price Index (“CPI”). Changes to the CPI are treated as variable lease payments and recognized in the period in which the obligation for those payments was incurred. A 100-basis-point increase in CPI would not have a material impact on lease costs.

(113)

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share data)

Note 20. Lease Commitments (continued)

The components of lease expense for the years ended December 31, 2021, 2020 and 2019 were as follows:

	Year Ended December 31,
	2021	2020	2019
Lease cost:
Operating lease cost	$4,086	$3,712	$3,322
Finance lease cost:
Amortization of right-of-use assets	7,481	4,963	3,768
Interest on lease liabilities	1,635	1,460	1,370
Total lease cost	$13,202	$10,135	$8,460

Supplemental cash flow information related to leases for the years ended December 31, 2021, 2020 and 2019 was as follows:

	Year Ended December 31,
	2021	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow payments for operating leases	$4,086	$3,712	$3,322
Operating cash flow payments for finance leases	$1,635	$1,460	$1,370
Financing cash flow payments for finance leases	$7,850	$4,636	$3,344

Other information related to leases for the years ended December 31, 2021, 2020 and 2019 was as follows:

	Year Ended December 31,
	2021	2020	2019
Weighted average remaining lease term:
Operating leases	5 years	6 years	7 years
Finance leases	8 years	9 years	10 years
Weighted average discount rate:
Operating leases	6%	6%	7%
Finance leases	3%	3%	4%

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

(114)

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share data)

Note 20. Lease Commitments (continued)

Supplemental balance sheet information related to leases as of December 31, 2021 and December 31, 2020 was as follows:

	December 31,
	2021	2020
Operating Leases
Operating lease right-of-use assets	$9,712	$13,251

Other current liabilities	$3,192	$3,318
Operating lease liabilities	6,574	9,933
Total operating lease liabilities	$9,766	$13,251

Finance Leases
Property and equipment, gross	$87,719	$65,418
Accumulated depreciation	(24,850)	(19,353)
Property and equipment, net	$62,869	$46,065

Other current liabilities	$8,467	$5,364
Long-term debt	55,574	41,329
Total finance lease liabilities	$64,041	$46,693

Maturities of operating lease liabilities as of December 31, 2021 were as follows:

Operating Leases
2022	$3,732
2023	2,725
2024	1,575
2025	879
2026	662
Thereafter	1,986
Total lease payments	11,559
Less: imputed interest	(1,793)
Total lease liability	$9,766

(115)

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share data)

Note 21. Commitments and Contingencies

(a)

The Company has purchase obligations relating to take-or-pay contracts, primarily for purchases of fiber, made in the ordinary course of business. As of December 31, 2021, commitments under these contracts were approximately $283,834.

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

(d)

In 2021, the European Commission opened a cartel investigation into the wood pulp sector in Europe to investigate if there was an infringement of European Union competition law. In October 2021, the Commission conducted inspections of major European pulp producers including the Company’s German operations. The Company is cooperating with the investigation. As the matter is currently in the investigation stage, the Company cannot predict the timing of the same and what further actions, if any, the European Commission may pursue or what the outcome of any such actions may be.

(116)

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

10.2*

Revolving Credit Facility Agreement dated January 21, 2022 among Mercer Peace River Pulp Ltd., Mercer Celgar Limited Partnership and Mercer Forestry Services Ltd. et al. and Royal Bank of Canada, as Agent and the other Lenders thereto.

10.3†	Form of Trustee’s Indemnity Agreement between Mercer International Inc. and its Trustees. Incorporated by reference from Form 10-K filed March 31, 2003.

10.4†

Mercer International Inc. 2010 Stock Incentive Plan, as amended. Incorporated by reference from Appendix A to Mercer International Inc.’s definitive proxy statement on Schedule 14A filed April 13, 2017.

10.5	Employment Agreement dated October 2, 2006 between Stendal Pulp Holding GmbH and Wolfram Ridder. Incorporated by reference from Form 8-K filed October 3, 2006.

10.6†

Share Purchase Agreement by and among Marubeni Corporation, Nippon Paper Industries Co., Ltd. and Daishowa North America Corporation and Mercer International Inc. dated as of October 3, 2018. Incorporated by reference from Form 8-K filed October 9, 2018.

10.7†	Employment Agreement between Mercer International Inc. and David Ure dated August 12, 2013. Incorporated by reference from Form 8-K filed on July 20, 2015.

10.8†	Amendment to Employment Agreement between Mercer International Inc. and David Ure, dated July 17, 2015. Incorporated by reference from Form 8-K filed July 20, 2015.

10.9†

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

10.11

Chief Operating Officer and Managing Director Service Agreement, as amended, dated June 1, 2019 between Stendal Pulp Holding GmbH and Adolf Koppensteiner. Incorporated by reference from Form 10-K filed February 13, 2020.

21.1*	List of Subsidiaries of Registrant.

23.1*	Consent of PricewaterhouseCoopers LLP.

(117)

31.1*	Section 302 Certificate of Chief Executive Officer.

31.2*	Section 302 Certificate of Chief Financial Officer.

32.1*	Section 906 Certificate of Chief Executive Officer.

32.2*	Section 906 Certificate of Chief Financial Officer.

101*

The following financial statements from the Company’s annual report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 17, 2022, formatted in inline Extensible Business Reporting Language (iXBRL): (i) Consolidated Statements of Operations; (ii) Consolidated Statements of Comprehensive Income; (iii) Consolidated Balance Sheets; (iv) Consolidated Statements of Changes in Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to the Consolidated Financial Statements.

104*	The cover page from the Company's Annual Report on Form 10-K for the year ended December 31, 2021, has been formatted in Inline XBRL.

*	Filed herewith.
†	Denotes management contract or compensatory plan or arrangement.

(118)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERCER INTERNATIONAL INC.

Dated: February 17, 2022	By:	/s/ JIMMY S.H. LEE
Jimmy S.H. Lee
Executive Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ JIMMY S.H. LEE	Date: February 17, 2022
Jimmy S.H. Lee
Executive Chairman and Director

/s/ DAVID M. GANDOSSI	Date: February 17, 2022
David M. Gandossi
Chief Executive Officer, Principal Executive Officer and Director

/s/ DAVID K. URE	Date: February 17, 2022
David K. Ure
Executive Vice President,
Chief Financial Officer, Principal Financial
Officer and Principal Accounting Officer

/s/ WILLIAM D. MCCARTNEY	Date: February 17, 2022
William D. McCartney
Director

/s/ JAMES SHEPHERD	Date: February 17, 2022
James Shepherd
Director

/s/ KEITH PURCHASE	Date: February 17, 2022
Keith Purchase
Director

/s/ ALAN WALLACE	Date: February 17, 2022
Alan Wallace
Director

/s/ LINDA WELTY	Date: February 17, 2022
Linda Welty
Director

/s/ RAINER RETTIG	Date: February 17, 2022
Rainer Rettig
Director

(119)

/s/ ALICE LABERGE	Date: February 17, 2022
Alice Laberge
Director

/s/ JANINE NORTH	Date: February 17, 2022
Janine North
Director

(120)