Form 10-Q
period 2022-03-31
MERCER INTERNATIONAL INC.
filed 2022-04-28
CIK 1333274

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

The Registrant had 66,132,492 shares of common stock outstanding as of April 27, 2022.

PART I. FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

MERCER INTERNATIONAL INC.

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2022

(Unaudited)

FORM 10-Q

QUARTERLY REPORT - PAGE 2

MERCER INTERNATIONAL INC.

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands of U.S. dollars, except per share data)

	Three Months Ended March 31,
	2022	2021
Revenues	$592,741	$412,720
Costs and expenses
Cost of sales, excluding depreciation and amortization	416,095	310,197
Cost of sales depreciation and amortization	32,097	30,946
Selling, general and administrative expenses	22,198	20,548
Operating income	122,351	51,029
Other income (expenses)
Interest expense	(17,464)	(19,019)
Loss on early extinguishment of debt	—	(30,368)
Other income	8,246	6,989
Total other expenses, net	(9,218)	(42,398)
Income before income taxes	113,133	8,631
Income tax provision	(24,236)	(2,698)
Net income	$88,897	$5,933
Net income per common share
Basic	$1.35	$0.09
Diluted	$1.34	$0.09
Dividends declared per common share	$0.0750	$0.0650

INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands of U.S. dollars)

	Three Months Ended March 31,
	2022	2021
Net income	$88,897	$5,933
Other comprehensive income (loss)
Gain (loss) related to defined benefit pension plans	(116)	1,061
Income tax recovery (provision)	62	(681)
Gain (loss) related to defined benefit pension plans, net of tax	(54)	380
Foreign currency translation adjustment	(10,522)	(36,023)
Other comprehensive loss, net of taxes	(10,576)	(35,643)
Total comprehensive income (loss)	$78,321	$(29,710)

See accompanying Notes to the Interim Consolidated Financial Statements.

FORM 10-Q

QUARTERLY REPORT - PAGE 3

MERCER INTERNATIONAL INC.

INTERIM CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

	March 31,	December 31,
	2022	2021
ASSETS
Current assets
Cash and cash equivalents	$410,705	$345,610
Accounts receivable, net	387,779	345,345
Inventories	353,407	356,731
Prepaid expenses and other	17,494	16,619
Total current assets	1,169,385	1,064,305
Property, plant and equipment, net	1,130,337	1,135,631
Investment in joint ventures	49,574	49,651
Amortizable intangible assets, net	47,237	47,902
Operating lease right-of-use assets	9,172	9,712
Pension asset	4,009	4,136
Other long-term assets	45,887	38,718
Deferred income tax	1,343	1,177
Total assets	$2,456,944	$2,351,232
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and other	$280,366	$282,307
Pension and other post-retirement benefit obligations	818	817
Total current liabilities	281,184	283,124
Long-term debt	1,264,525	1,237,545
Pension and other post-retirement benefit obligations	20,884	21,252
Operating lease liabilities	6,110	6,574
Other long-term liabilities	13,270	13,590
Deferred income tax	102,637	95,123
Total liabilities	1,688,610	1,657,208
Shareholders’ equity
Common shares $1 par value; 200,000,000 authorized; 66,132,000 issued and outstanding (2021 – 66,037,000)	66,083	65,988
Additional paid-in capital	348,756	347,902
Retained earnings	454,864	370,927
Accumulated other comprehensive loss	(101,369)	(90,793)
Total shareholders’ equity	768,334	694,024
Total liabilities and shareholders’ equity	$2,456,944	$2,351,232

Commitments and contingencies (Note 13)
Subsequent event (Note 7)

See accompanying Notes to the Interim Consolidated Financial Statements.

FORM 10-Q

QUARTERLY REPORT - PAGE 4

MERCER INTERNATIONAL INC.

INTERIM CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(Unaudited)

(In thousands of U.S. dollars)

	Common shares
	Number (thousands of shares)	Amount, at Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Three Months Ended March 31:
Balance as of December 31, 2021	66,037	$65,988	$347,902	$370,927	$(90,793)	$694,024
Shares issued on grants of performance share units	95	95	(95)	—	—	—
Stock compensation expense	—	—	949	—	—	949
Net income	—	—	—	88,897	—	88,897
Dividends declared	—	—	—	(4,960)	—	(4,960)
Other comprehensive loss	—	—	—	—	(10,576)	(10,576)
Balance as of March 31, 2022	66,132	$66,083	$348,756	$454,864	$(101,369)	$768,334

Balance as of December 31, 2020	65,868	$65,800	$345,696	$217,106	$(27,575)	$601,027
Shares issued on grants of performance share units	120	120	(120)	—	—	—
Stock compensation expense	—	—	610	—	—	610
Net income	—	—	—	5,933	—	5,933
Dividends declared	—	—	—	(4,289)	—	(4,289)
Other comprehensive loss	—	—	—	—	(35,643)	(35,643)
Balance as of March 31, 2021	65,988	$65,920	$346,186	$218,750	$(63,218)	$567,638

See accompanying Notes to the Interim Consolidated Financial Statements.

FORM 10-Q

QUARTERLY REPORT - PAGE 5

MERCER INTERNATIONAL INC.

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands of U.S. dollars)

	Three Months Ended March 31,
	2022	2021
Cash flows from (used in) operating activities
Net income	$88,897	$5,933
Adjustments to reconcile net income to cash flows from operating activities
Depreciation and amortization	32,116	30,967
Deferred income tax provision	8,383	1,204
Loss on early extinguishment of debt	—	30,368
Defined benefit pension plans and other post-retirement benefit plan expense	438	919
Stock compensation expense	949	610
Foreign exchange transaction gains	(3,828)	(8,606)
Other	(801)	(616)
Defined benefit pension plans and other post-retirement benefit plan contributions	(1,194)	(923)
Changes in working capital
Accounts receivable	(52,127)	(12,423)
Inventories	(1,725)	(20,799)
Accounts payable and accrued expenses	(567)	4,436
Other	(1,731)	(782)
Net cash from (used in) operating activities	68,810	30,288
Cash flows from (used in) investing activities
Purchase of property, plant and equipment	(33,293)	(25,262)
Insurance proceeds	6,410	—
Purchase of amortizable intangible assets	(60)	(641)
Other	153	(394)
Net cash from (used in) investing activities	(26,790)	(26,297)
Cash flows from (used in) financing activities
Redemption of senior notes	—	(824,557)
Proceeds from issuance of senior notes	—	875,000
Proceeds from (repayment of) revolving credit facilities, net	30,504	(15,070)
Payment of debt issuance costs	(1,184)	(14,414)
Proceeds from government grants	1,067	8,532
Payment of finance lease obligations	(4,935)	(1,703)
Other	(843)	3,624
Net cash from (used in) financing activities	24,609	31,412
Effect of exchange rate changes on cash and cash equivalents	(1,534)	(1,418)
Net increase in cash and cash equivalents	65,095	33,985
Cash and cash equivalents, beginning of period	345,610	361,098
Cash and cash equivalents, end of period	$410,705	$395,083

Supplemental cash flow disclosure:
Cash paid for interest	$32,073	$39,026
Cash paid for income taxes	$18,900	$1,845
Supplemental schedule of non-cash investing and financing activities:
Leased production and other equipment	$—	$15,969

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

The Interim Consolidated Financial Statements have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission (the "SEC"). The year-end Consolidated Balance Sheet data was derived from audited financial statements. The footnote disclosure included herein has been prepared in accordance with accounting principles generally accepted for interim financial statements in the United States ("GAAP"). The unaudited Interim Consolidated Financial Statements should be read together with the audited Consolidated Financial Statements and accompanying notes included in the Company's latest Annual Report on Form 10‑K for the fiscal year ended December 31, 2021. In the opinion of the Company, the unaudited Interim Consolidated Financial Statements contained herein have been prepared on a consistent basis with the audited Consolidated Financial Statements and accompanying notes included in the Company's latest Annual Report on Form 10‑K for the fiscal year ended December 31, 2021 and contain all adjustments necessary for a fair statement of the results of the interim periods included. The results for the periods included herein may not be indicative of the results for the entire year.

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

Impact of the COVID-19 Pandemic

The Company is subject to risks and uncertainties as a result of the COVID-19 pandemic. During the pandemic, there have been several "waves" or periods during which there has been a significant widespread increase in reported infections and the emergence and rapid spread of new variants of the COVID-19 virus. In response to such waves, various countries have from time to time re-imposed various restrictions on social, business, travel and other activities. Such economic disruption could have a material adverse effect on the Company’s business.

As of the date of issuance of these Interim Consolidated Financial Statements, the Company has not had significant downtime or closures at its mills or disruptions to raw material supplies or access to logistics networks due to the COVID-19 pandemic, but the extent to which the COVID-19 pandemic may materially impact the Company's future financial condition, liquidity, or results of operations remains uncertain.

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

FORM 10-Q

QUARTERLY REPORT - PAGE 7

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Note 2. Inventories

Inventories as of March 31, 2022 and December 31, 2021, were comprised of the following:

	March 31,	December 31,
	2022	2021
Raw materials	$130,652	$106,434
Finished goods	106,448	140,829
Spare parts and other	116,307	109,468
	$353,407	$356,731

Note 3. Accounts Payable and Other

Accounts payable and other as of March 31, 2022 and December 31, 2021, was comprised of the following:

	March 31,	December 31,
	2022	2021
Trade payables	$67,061	$58,451
Accrued expenses	83,834	76,409
Interest payable	11,356	26,506
Income tax payable	51,744	56,241
Payroll-related accruals	19,596	20,707
Wastewater fee (a)	20,538	19,248
Finance lease liability	7,314	8,467
Operating lease liability	3,115	3,192
Government grants (b)	5,601	7,302
Other	10,207	5,784
	$280,366	$282,307

(a)	The Company is required to pay certain fees based on wastewater emissions at its German mills. Accrued fees can be reduced upon the mills’ demonstration of reduced wastewater emissions.

(b)

The Canadian mills have a liability for unspent government grants which are required to be used to partially finance greenhouse gas emission reduction and innovation capital projects. The grants are recorded in “Cash and cash equivalents” in the Interim Consolidated Balance Sheets, however, they are considered restricted as they are repayable if the mills do not spend the funds on approved projects.

FORM 10-Q

QUARTERLY REPORT - PAGE 8

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Note 4. Debt

Debt as of March 31, 2022 and December 31, 2021, was comprised of the following:

		March 31,	December 31,
	Maturity	2022	2021
Senior notes (a)
5.500% senior notes	2026	$300,000	$300,000
5.125% senior notes	2029	875,000	875,000

Credit arrangements
€200 million German joint revolving credit facility (b)	2023	—	—
C$160 million Canadian joint revolving credit facility (c)	2027	54,017	—
C$60 million Peace River revolving credit facility (c)		—	22,874
C$60 million Celgar revolving credit facility (c)		—	—
€2.6 million demand loan (d)		—	—

Finance lease liability		58,081	64,041
		1,287,098	1,261,915
Less: unamortized senior note issuance costs		(15,259)	(15,903)
Less: finance lease liability due within one year		(7,314)	(8,467)
		$1,264,525	$1,237,545

The maturities of the principal portion of the senior notes and credit arrangements as of March 31, 2022 were as follows:

Senior Notes and Credit Arrangements
2022	$—
2023	—
2024	—
2025	—
2026	300,000
Thereafter	929,017
$1,229,017

Certain of the Company's debt instruments were issued under agreements which, among other things, may limit its ability and the ability of its subsidiaries to make certain payments, including dividends. These limitations are subject to specific exceptions. As of March 31, 2022, the Company was in compliance with the terms of its debt agreements.

(a)

In January 2021, the Company issued $875,000 in aggregate principal amount of 5.125% senior notes which mature on February 1, 2029 (the “2029 Senior Notes”). The net proceeds from the 2029 Senior Notes issuance was $860,517 after deducting the underwriter’s discount and offering expenses. The net proceeds were used to redeem the outstanding senior notes which were to mature in 2024 and 2025 and for general corporate purposes. In connection with the redemption, the Company recorded a loss on early extinguishment of debt of $30,368 in the Interim Consolidated Statements of Operations.

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

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Note 4. Debt (continued)

The following table presents the redemption prices (expressed as percentages of principal amount) and the redemption periods of the outstanding Senior Notes:

2026 Senior Notes		2029 Senior Notes
12 Month Period Beginning	Percentage	12 Month Period Beginning	Percentage
January 15, 2022	101.375%	February 1, 2024	102.563%
January 15, 2023 and thereafter	100.000%	February 1, 2025	101.281%
		February 1, 2026 and thereafter	100.000%

(b)

A €200.0 million joint revolving credit facility with all of the Company's German mills that matures in December 2023. Borrowings under the facility are unsecured and bear interest at Euribor plus a variable margin ranging from 1.05% to 2.00% dependent on conditions including but not limited to a prescribed leverage ratio. As of March 31, 2022, approximately €12.5 million ($13,912) of this facility was supporting bank guarantees and approximately €187.5 million ($208,108) was available.

(c)

A C$160.0 million joint revolving credit facility for the Celgar mill, Peace River mill and certain other Canadian subsidiaries that matures in January 2027. The facility is available by way of: (i) Canadian denominated advances, which bear interest at a designated prime rate per annum; (ii) banker’s acceptance equivalent loans, which bear interest at the applicable Canadian dollar banker’s acceptance plus 1.20% to 1.45% per annum; (iii) dollar denominated base rate advances at the greater of the federal funds rate plus 0.50%, an Adjusted Term SOFR for a one month tenor plus 1.00% and the bank’s applicable reference rate for U.S. dollar loans; and (iv) dollar SOFR advances, which bear interest at Adjusted Term SOFR plus 1.20% to 1.45% per annum. As of March 31, 2022, approximately C$67.5 million ($54,017) of this facility was drawn and accruing interest at a rate of 2.38%, approximately C$1.4 million ($1,093) was supporting letters of credit and approximately C$91.1 million ($72,931) was available.

The facility replaced the Peace River and Celgar C$60.0 million revolving credit facilities.

(d)

A €2.6 million demand loan for Rosenthal that does not have a maturity date. Borrowings under this facility are unsecured and bear interest at the rate of the three-month Euribor plus 2.50%. As of March 31, 2022, approximately €2.6 million ($2,833) of this facility was supporting bank guarantees and approximately $nil was available.

FORM 10-Q

QUARTERLY REPORT - PAGE 10

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Note 5. Pension and Other Post-Retirement Benefit Obligations

Defined Benefit Plans

Pension benefits are based on employees' earnings and years of service. The defined benefit plans are funded by contributions from the Company based on actuarial estimates and statutory requirements. The components of the net benefit costs for the Celgar and Peace River defined benefit plans, in aggregate for the three month periods ended March 31, 2022 and 2021 were as follows:

	Three Months Ended March 31,
	2022		2021
	Pension	Other Post- Retirement Benefits	Pension	Other Post- Retirement Benefits
Service cost	$913	$49	$1,025	$79
Interest cost	965	105	917	102
Expected return on plan assets	(1,478)	—	(1,174)	—
Amortization of unrecognized items	62	(178)	176	(206)
Net benefit costs	$462	$(24)	$944	$(25)

The components of the net benefit costs other than service cost are recorded in "Other income" in the Interim Consolidated Statements of Operations. The amortization of unrecognized items relates to net actuarial losses and prior service costs.

Defined Contribution Plan

Effective December 31, 2008, the defined benefit plans at the Celgar mill were closed to new members and the service accrual ceased. Effective January 1, 2009, the members began to receive pension benefits, at a fixed contractual rate, under a new defined contribution plan. During the three month period ended March 31, 2022, the Company made contributions of $266 to this plan (2021 – $380).

Multiemployer Plan

The Company participates in a multiemployer plan for the hourly-paid employees at the Celgar mill. The contributions to the plan are determined based on a percentage of pensionable earnings pursuant to a collective bargaining agreement. The Company has no current or future contribution obligations in excess of the contractual contributions. During the three month period ended March 31, 2022, the Company made contributions of $558 to this plan (2021 – $714).

FORM 10-Q

QUARTERLY REPORT - PAGE 11

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Note 6. Income Taxes

Differences between the U.S. Federal statutory and the Company's effective tax rates for the three month periods ended March 31, 2022 and 2021, were as follows:

	Three Months Ended March 31,
	2022	2021
U.S. Federal statutory rate	21%	21%
U.S. Federal statutory rate on income before income taxes	$(23,760)	$(1,813)
Tax differential on foreign income	(9,779)	(2,848)
Effect of foreign earnings (a)	(996)	(3,112)
Valuation allowance (b)	6,189	(11,117)
Foreign exchange on settlement of debt	3,101	—
Tax benefit of partnership structure	783	893
Non-taxable foreign subsidies	698	748
True-up of prior year taxes	1,662	3,170
Annual effective tax rate adjustment	—	13,300
Other, net	(2,134)	(1,919)
Income tax provision	$(24,236)	$(2,698)
Comprised of:
Current income tax provision	$(15,853)	$(1,494)
Deferred income tax provision	(8,383)	(1,204)
Income tax provision	$(24,236)	$(2,698)

(a)	Primarily relates to the impact of the global intangible low-taxed income provision in the Tax Cuts and Jobs Act of 2017.

(b)	Primarily relates to taxable losses and denied interest expense.

Note 7. Shareholders' Equity

Dividends

On February 17, 2022, the Company's board of directors declared a quarterly dividend of $0.075 per common share. Payment of the dividend was made on April 6, 2022 to all shareholders of record on March 30, 2022.

On April 28, 2022, the Company's board of directors declared a quarterly dividend of $0.075 per common share. Payment of the dividend will be made on July 7, 2022 to all shareholders of record on June 29, 2022. Future dividends are subject to approval by the board of directors and may be adjusted as business and industry conditions warrant.

Stock Based Compensation

The Company has a stock incentive plan which provides for options, restricted stock rights, restricted shares, performance shares, performance share units ("PSUs") and stock appreciation rights to be awarded to employees, consultants and non-employee directors. During the three month period ended March 31, 2022, there were no issued and outstanding options, restricted stock rights, performance shares or stock appreciation rights. As of March 31, 2022, after factoring in all allocated shares, there remain approximately 0.5 million common shares available for grant.

FORM 10-Q

QUARTERLY REPORT - PAGE 12

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Note 7. Shareholders' Equity (continued)

PSUs

PSUs comprise rights to receive common shares at a future date that are contingent on the Company and the grantee achieving certain performance objectives. The performance objective period is generally three years. For the three month period ended March 31, 2022, the Company recognized an expense of $766 related to PSUs (2021 – $473).

The following table summarizes PSU activity during the period:

Number of PSUs
Outstanding as of January 1, 2022	2,754,472
Granted	1,247,516
Vested and issued	(94,940)
Forfeited	(531,610)
Outstanding as of March 31, 2022	3,375,438

Restricted Shares

Restricted shares generally vest at the end of one year. For the three month period ended March 31, 2022, the Company recognized an expense of $183 related to restricted shares (2021 – $137). As of March 31, 2022, the total remaining unrecognized compensation cost related to restricted shares amounted to approximately $122 which will be amortized over the remaining vesting periods.

Note 8. Net Income Per Common Share

The reconciliation of basic and diluted net income per common share for the three month periods ended March 31, 2022 and 2021 was as follows:

	Three Months Ended March 31,
	2022	2021
Net income
Basic and diluted	$88,897	$5,933

Net income per common share
Basic	$1.35	$0.09
Diluted	$1.34	$0.09

Weighted average number of common shares outstanding:
Basic (a)	66,034,772	65,857,409
Effect of dilutive instruments:
PSUs	357,712	285,369
Restricted shares	32,663	56,103
Diluted	66,425,147	66,198,881

(a)

For the three month period ended March 31, 2022, the weighted average number of common shares outstanding excludes 49,195 restricted shares which have been issued, but have not vested as of March 31, 2022 (2021 – 68,140 restricted shares).

The calculation of diluted net income per common share does not assume the exercise of any instruments that would have an anti-dilutive effect on net income per common share. For the three month periods ended March 31, 2022 and 2021 there were no anti-dilutive instruments.

FORM 10-Q

QUARTERLY REPORT - PAGE 13

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Note 9. Accumulated Other Comprehensive Loss

The change in the accumulated other comprehensive loss by component (net of tax) for the three month periods ended March 31, 2022 and 2021 was as follows:

	Foreign Currency Translation Adjustment	Defined Benefit Pension and Other Post- Retirement Benefit Items	Total
Balance as of December 31, 2021	$(97,517)	$6,724	$(90,793)
Other comprehensive income (loss) before reclassifications	(10,522)	62	(10,460)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(116)	(116)
Other comprehensive loss, net of taxes	(10,522)	(54)	(10,576)
Balance as of March 31, 2022	$(108,039)	$6,670	$(101,369)

	Foreign Currency Translation Adjustment	Defined Benefit Pension and Other Post- Retirement Benefit Items	Total
Balance as of December 31, 2020	$(19,578)	$(7,997)	$(27,575)
Other comprehensive income (loss) before reclassifications	(36,023)	410	(35,613)
Amounts reclassified from accumulated other comprehensive loss	—	(30)	(30)
Other comprehensive income (loss), net of taxes	(36,023)	380	(35,643)
Balance as of March 31, 2021	$(55,601)	$(7,617)	$(63,218)

Note 10. Related Party Transactions

The Company enters into related party transactions with its joint ventures. For the three month period ended March 31, 2022, pulp purchases from the Company's 50% owned Cariboo mill, which are transacted at the Cariboo mill's cost, were $20,651 (2021 – $21,043) and as of March 31, 2022, the Company had a receivable balance from the Cariboo mill of $9,919 (December 31, 2021 – $5,688). For the three month period ended March 31, 2022, services from the Company's 50% owned logging and chipping operation, which are transacted at arm's length negotiated prices, were $4,660 (2021 – $4,624) and as of March 31, 2022, the Company had a payable balance to the operation of $3,192 (December 31, 2021 – $2,400).

Note 11. Segment Information

The Company is managed based on the primary products it manufactures: pulp and wood products. Accordingly, the Company's four pulp mills and its 50% interest in the Cariboo mill are aggregated into the pulp segment, and the Friesau sawmill is a separate reportable segment, wood products. The Company's sandalwood and cross-laminated timber businesses are included in corporate and other as they do not meet the criteria to be reported as separate reportable segments.

None of the income or loss items following operating income in the Company's Interim Consolidated Statements of Operations are allocated to the segments, as those items are reviewed separately by management.

FORM 10-Q

QUARTERLY REPORT - PAGE 14

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Note 11. Segment Information (continued)

Information about certain segment data for the three month periods ended March 31, 2022 and 2021, was as follows:

Three Months Ended March 31, 2022	Pulp	Wood Products	Corporate and Other	Consolidated
Revenues from external customers	$485,931	$101,033	$5,777	$592,741
Operating income (loss)	$86,236	$40,479	$(4,364)	$122,351
Depreciation and amortization	$27,684	$3,637	$795	$32,116
Total assets (a)	$1,841,105	$289,080	$326,759	$2,456,944
Revenues by major products
Pulp	$446,911	$—	$—	$446,911
Lumber	—	92,366	3,764	96,130
Energy and chemicals	39,020	5,177	2,013	46,210
Wood residuals	—	3,490	—	3,490
Total revenues	$485,931	$101,033	$5,777	$592,741
Revenues by geographical markets (b)
U.S.	$48,162	$54,100	$3,992	$106,254
Foreign countries
Germany	140,054	21,708	—	161,762
China	145,998	182	—	146,180
Other countries	151,717	25,043	1,785	178,545
	437,769	46,933	1,785	486,487
Total revenues	$485,931	$101,033	$5,777	$592,741

(a)	Total assets for the pulp segment includes the Company's $49,574 investment in joint ventures, primarily for the Cariboo mill.
(b)	Sales are attributed to countries based on the ship-to location provided by the customer.

Three Months Ended March 31, 2021	Pulp	Wood Products	Corporate and Other	Consolidated
Revenues from external customers	$339,756	$70,987	$1,977	$412,720
Operating income (loss)	$25,296	$27,977	$(2,244)	$51,029
Depreciation and amortization	$27,046	$3,723	$198	$30,967
Revenues by major products
Pulp	$317,582	$—	$—	$317,582
Lumber	—	67,311	—	67,311
Energy and chemicals	22,174	2,114	1,977	26,265
Wood residuals	—	1,562	—	1,562
Total revenues	$339,756	$70,987	$1,977	$412,720
Revenues by geographical markets (a)
U.S.	$45,872	$45,092	$759	$91,723
Foreign countries
Germany	92,537	12,117	—	104,654
China	95,535	377	—	95,912
Other countries	105,812	13,401	1,218	120,431
	293,884	25,895	1,218	320,997
Total revenues	$339,756	$70,987	$1,977	$412,720

(a)	Sales are attributed to countries based on the ship-to location provided by the customer.

FORM 10-Q

QUARTERLY REPORT - PAGE 15

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Note 11. Segment Information (continued)

As of December 31, 2021, the Company had total assets of $1,882,078 in the pulp segment, $258,965 in the wood products segment and $210,189 in corporate and other. Total assets for the pulp segment includes the Company's $49,651 investment in joint ventures, primarily for the Cariboo mill.

Revenues between segments are accounted for at prices that approximate fair value. These include revenues from the sale of residual fiber from the wood products segment to the pulp segment for use in the pulp production process and from the sale of residual fuel from the pulp segment to the wood products segment for use in energy production. For the three month period ended March 31, 2022, the pulp segment sold $nil of residual fuel to the wood products segment (2021 – $99) and the wood products segment sold $6,851 of residual fiber to the pulp segment (2021 – $2,932).

Note 12. Financial Instruments and Fair Value Measurement

Due to their short-term maturity, the carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable and other approximates their fair value.

The estimated fair values of the Company's outstanding debt under the fair value hierarchy as of March 31, 2022 and December 31, 2021 were as follows:

	Fair value measurements as of March 31, 2022 using:
Description	Level 1	Level 2	Level 3	Total
Revolving credit facilities	$—	$54,017	$—	$54,017
Senior notes	—	1,146,625	—	1,146,625
	$—	$1,200,642	$—	$1,200,642

	Fair value measurements as of December 31, 2021 using:
Description	Level 1	Level 2	Level 3	Total
Revolving credit facilities	$—	$22,874	$—	$22,874
Senior notes	—	1,197,449	—	1,197,449
	$—	$1,220,323	$—	$1,220,323

The carrying value of the revolving credit facilities classified as Level 2 approximates the fair value as the variable interest rates reflect current interest rates for financial instruments with similar characteristics and maturities.

The fair value of the senior notes classified as Level 2 was determined using quoted prices in a dealer market, or using recent market transactions. The Company's senior notes are not carried at fair value in the Interim Consolidated Balance Sheets as of March 31, 2022 or December 31, 2021. However, fair value disclosure is required. The carrying value of the Company's senior notes, net of unamortized note issuance costs, was $1,159,741 as of March 31, 2022 (December 31, 2021 – $1,159,097).

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

The Company’s exposure to credit losses may increase if its customers are adversely affected by the COVID-19 pandemic. Although the Company has historically not experienced significant credit losses, it is possible that there could be a material adverse impact from potential adjustments of the carrying amount of trade receivables if the cash flows of the Company’s customers are adversely impacted by the COVID-19 pandemic. As of March 31, 2022, the Company has not had significant credit losses due to the COVID-19 pandemic.

The carrying amount of cash and cash equivalents of $410,705 and accounts receivable of $387,779 recorded in the Interim Consolidated Balance Sheet, net of any allowances for losses, represents the Company’s maximum exposure to credit risk.

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

Operating EBITDA does not reflect the impact of a number of items that affect our net income, including financing costs and the effect of derivative instruments. Operating EBITDA is not a measure of financial performance under GAAP, and should not be considered as an alternative to net income or operating income as a measure of performance, or as an alternative to net cash from (used in) operating activities as a measure of liquidity. Operating EBITDA is an internal measure and therefore may not be comparable to other companies.

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

In this document: (i) unless the context otherwise requires, references to “we”, “our”, “us”, the “Company” or “Mercer” mean Mercer International Inc. and its subsidiaries; (ii) references to “Mercer Inc.” mean the Company excluding its subsidiaries; (iii) information is provided as of March 31, 2022, unless otherwise stated; (iv) our reporting currency is dollars and references to “€” mean euros and “C$” mean Canadian dollars; (v) “ADMTs” refers to air-dried metric tonnes; (vi) “NBSK” refers to northern bleached softwood kraft; (vii) “NBHK” refers to northern bleached hardwood kraft; (viii) “MW” refers to megawatts and “MWh” refers to megawatt hours; (ix) “Mfbm” refers to thousand board feet of lumber and “MMfbm” mean million board feet of lumber; and (x) our lumber metrics are converted from cubic meters to Mfbm using a conversion ratio of 1.6 cubic meters to one Mfbm, which is the ratio commonly used in the industry.

Due to rounding, numbers presented throughout this report may not add up precisely to totals we provide and percentages may not precisely reflect the absolute figure.

The following discussion and analysis of our results of operations and financial condition for the three months ended March 31, 2022 should be read in conjunction with our Interim Consolidated Financial Statements and related notes included in this quarterly report, as well as our most recent annual report on Form 10-K for the fiscal year ended December 31, 2021 filed with the Securities and Exchange Commission, referred to as the “SEC”.

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

Current Market Environment

In the first quarter of 2022, we achieved record quarterly pulp, lumber and energy revenues. Pulp and lumber revenues were driven by low customer inventory levels and restricted supply caused by global logistics issues. Our energy revenues benefitted from both strong demand and higher prices for energy in Germany where first quarter 2022 prices were more than double those of the comparable quarter of 2021. While some of our German mills have the right to sell surplus energy at stipulated prices, they may also elect to sell their surplus energy at applicable market rates if circumstances so warrant.

As we move into the second quarter, we currently expect some continued upward pricing pressure on pulp prices as a result of current supply-demand dynamics. While lumber prices in the United States have declined in the last few weeks, we generally expect them to remain at historically strong levels into the summer. Further, we currently expect strong energy demand and prices in Germany to continue in the second quarter of 2022.

As of March 31, 2022, third party industry quoted NBSK list prices in Europe and North America were approximately $1,345 per ADMT and $1,615 per ADMT, respectively and NBSK net prices in China were approximately $985 per ADMT. Prices for China are net of discounts, allowances and rebates.

Partially offsetting the higher revenues was the negative impact of inflationary pressures and global supply chain challenges that increased our costs for fiber, energy and chemicals and negatively impacted production and sales

FORM 10-Q

QUARTERLY REPORT - PAGE 19

volumes in the first quarter of 2022. Such supply chain challenges resulted in our Canadian mills' being forced to temporarily slow production in the first quarter of 2022 and utilize higher cost trucking transportation as the railways work to address their backlogs.

We anticipate that the inflationary pressures and global supply chain challenges we experienced in the first quarter of 2022 will continue to impact our business in the second quarter of 2022.

COVID-19 Pandemic

While many countries globally have eased pandemic restrictions and the global roll-out of vaccines continues, health and infection risks from COVID-19, including from variants, continue. Consequently, we will maintain our measures and procedures put in place to protect our people and allow us to operate our business safely and efficiently. We will continue to monitor our operations and guidance from governmental and health organizations to ensure we take appropriate and necessary actions to protect our people.

Summary Financial Highlights

	Three Months Ended March 31,
	2022	2021
	(in thousands, other than per share amounts)
Statement of Operations Data
Pulp segment revenues	$485,931	$339,756
Wood products segment revenues	101,033	70,987
Corporate and other revenues	5,777	1,977
Total revenues	$592,741	$412,720

Pulp segment operating income	$86,236	$25,296
Wood products segment operating income	40,479	27,977
Corporate and other operating loss	(4,364)	(2,244)
Total operating income	$122,351	$51,029

Pulp segment depreciation and amortization	$27,684	$27,046
Wood products segment depreciation and amortization	3,637	3,723
Corporate and other depreciation and amortization	795	198
Total depreciation and amortization	$32,116	$30,967

Operating EBITDA(1)	$154,467	$81,996
Loss on early extinguishment of debt	$—	$(30,368)	(2)
Income tax provision	$(24,236)	$(2,698)
Net income	$88,897	$5,933
Net income per common share
Basic	$1.35	$0.09
Diluted	$1.34	$0.09
Common shares outstanding at period end	66,132	65,988

(1)	The following table provides a reconciliation of net income to operating income and Operating EBITDA for the periods indicated:
	Three Months Ended March 31,
	2022	2021
	(in thousands)
Net income	$88,897	$5,933
Income tax provision	24,236	2,698
Interest expense	17,464	19,019
Loss on early extinguishment of debt	—	30,368
Other income	(8,246)	(6,989)
Operating income	122,351	51,029
Add: Depreciation and amortization	32,116	30,967
Operating EBITDA	$154,467	$81,996
(2)	Redemption of 6.5% senior notes due 2024 (the “2024 Senior Notes”) and 7.375% senior notes due 2025 (the “2025 Senior Notes”).

FORM 10-Q

QUARTERLY REPORT - PAGE 20

Selected Production, Sales and Other Data

	Three Months Ended March 31,
	2022	2021
Pulp Segment
Pulp production ('000 ADMTs)
NBSK	435.5	396.9
NBHK	56.8	81.6
Annual maintenance downtime ('000 ADMTs)	—	37.8
Annual maintenance downtime (days)	—	27
Pulp sales ('000 ADMTs)
NBSK	505.1	418.6
NBHK	49.9	69.0
Average NBSK pulp prices ($/ADMT)(1)
Europe	1,330	1,037
China	899	883
North America	1,527	1,302
Average NBHK pulp prices ($/ADMT)(1)
China	668	692
North America	1,312	1,020
Average pulp sales realizations ($/ADMT)(2)
NBSK	812	668
NBHK	695	520
Energy production ('000 MWh)(3)	531.5	519.1
Energy sales ('000 MWh)(3)	194.7	201.1
Average energy sales realizations ($/MWh)(3)	186	97

Wood Products Segment
Lumber production (MMfbm)	115.6	117.8
Lumber sales (MMfbm)	109.9	108.2
Average lumber sales realizations ($/Mfbm)	840	622
Energy production and sales ('000 MWh)	24.5	16.4
Average energy sales realizations ($/MWh)	211	129

Average Spot Currency Exchange Rates
$ / €(4)	1.1216	1.2045
$ / C$(4)	0.7897	0.7902

(1)	Source: RISI pricing report. Europe and North America are list prices. China are net prices which include discounts, allowances and rebates.
(2)	Sales realizations after customer discounts, rebates and other selling concessions. Incorporates the effect of pulp price variations occurring between the order and shipment dates.
(3)	Does not include our 50% joint venture interest in the Cariboo mill, which is accounted for using the equity method.
(4)	Average Federal Reserve Bank of New York Noon Buying Rates over the reporting period.

Consolidated – Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

Total revenues in the first quarter of 2022 increased by approximately 44% to a record $592.7 million from $412.7 million in the same quarter of 2021 primarily due to higher sales realizations, pulp sales volumes and energy sales.

In the first quarter of 2022, our energy and chemical revenues increased by 76% to $46.2 million from $26.3 million in the same quarter of 2021 primarily as a result of higher energy prices in Germany, which were more than double those in the same quarter of 2021.

Costs and expenses in the first quarter of 2022 increased by approximately 30% to $470.4 million from $361.7 million in the first quarter of 2021 primarily due to higher per unit fiber costs, pulp sales volumes and energy, freight and chemical costs partially offset by lower maintenance costs.

In the first quarter of 2022, cost of sales depreciation and amortization increased to $32.1 million from $30.9 million in the same quarter of 2021 due to the completion of capital projects.

FORM 10-Q

QUARTERLY REPORT - PAGE 21

Selling, general and administrative expenses increased to $22.2 million in the first quarter of 2022 from $20.5 million in the same quarter of 2021 primarily due to higher employee compensation.

In the first quarter of 2022, our operating income increased to $122.4 million from $51.0 million in the same quarter of 2021 primarily due to higher sales realizations and pulp sales volumes and lower maintenance costs partially offset by higher per unit fiber costs and higher energy, freight and chemical costs.

In January 2021, we refinanced (the “Refinancing”) a significant portion of our debt by issuing $875.0 million of 5.125% senior notes due 2029 (the “2029 Senior Notes”) and using the proceeds to redeem and/or repurchase all of our 6.5% 2024 Senior Notes and our 7.375% 2025 Senior Notes at a cost including premium of $824.6 million (the “Redemption”). We recorded a loss on such Redemption of $30.4 million (being $0.46 per share).

Interest expense in the first quarter of 2022 decreased to $17.5 million from $19.0 million in the same quarter of 2021 primarily as a result of a lower interest rate for our 2029 Senior Notes.

In the first quarter of 2022, other income increased to $8.2 million from $7.0 million in the same quarter of 2021 primarily due to foreign exchange on the translation of intercompany loans.

During the first quarter of 2022, we had an income tax provision of $24.2 million or an effective tax rate of 21% due to taxable income in entities that have a full valuation allowance against their loss carryforwards. In the comparative quarter of 2021, we had an income tax provision of $2.7 million or an effective tax rate of 31%.

For the first quarter of 2022, our net income was $88.9 million, or $1.35 per basic share and $1.34 per diluted share, compared to net income of $5.9 million, or $0.09 per share, after giving effect to the loss on the Redemption of $30.4 million, in the same quarter of 2021.

In the first quarter of 2022, Operating EBITDA increased by approximately 88% to $154.5 million from $82.0 million in the same quarter of 2021 primarily due to higher sales realizations and pulp sales volumes and lower maintenance costs partially offset by higher per unit fiber costs and other production costs.

Operating Results by Business Segment

None of the income or loss items following operating income in our Interim Consolidated Statements of Operations are allocated to our segments, since those items are reviewed separately by management.

Pulp Segment – Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

Selected Financial Information

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Pulp revenues	$446,911	$317,582
Energy and chemical revenues	$39,020	$22,174
Depreciation and amortization	$27,684	$27,046
Operating income	$86,236	$25,296

Pulp revenues in the first quarter of 2022 increased by approximately 41% to a record $446.9 million from $317.6 million in the same quarter of 2021 due to higher sales realizations and sales volumes.

Energy and chemical revenues increased by approximately 76% to a record $39.0 million in the first quarter of 2022 from $22.2 million in the same quarter of 2021 primarily due to higher sales realizations. During the current quarter of 2022, we benefitted from strong energy demand and higher energy prices in Germany.

Total pulp production increased by approximately 3% to 492,288 ADMTs in the first quarter of 2022 from 478,499 ADMTs in the same quarter of 2021 primarily due to lower annual maintenance downtime partially offset by lower

FORM 10-Q

QUARTERLY REPORT - PAGE 22

production at our Canadian mills as they slowed production as a result of railcar shortages disrupting shipping pulp from the mills. In the first quarter of 2022, we had no annual maintenance downtime. In the comparative quarter of 2021, we had annual maintenance downtime at our Celgar mill of 27 days (approximately 37,800 ADMTs).

In the second quarter of 2022, our pulp mills currently have 39 days of planned annual maintenance downtime (approximately 51,000 ADMTs).

Total pulp sales volumes increased by approximately 14% to 555,035 ADMTs in the first quarter of 2022 from 487,678 ADMTs in the same quarter of 2021 primarily due to the timing of shipments and higher production.

In the first quarter of 2022, third party industry quoted average list prices for NBSK pulp increased from the same quarter of 2021 primarily as a result of low customer inventory levels and global logistics issues restricting supply.

Average third party industry quoted list prices for NBSK pulp in Europe and North America were approximately $1,330 per ADMT and $1,527 per ADMT, respectively in the first quarter of 2022 compared to approximately $1,037 per ADMT and $1,302 per ADMT, respectively, in the same quarter of 2021. Average third party industry quoted NBSK net prices in China were approximately $899 per ADMT in the first quarter of 2022 compared to approximately $883 per ADMT in the same quarter of 2021.

Prices quoted for China are net of discounts, allowances and rebates whereas quoted prices for Europe and North America are before applicable discounts, allowances and rebates.

Our average NBSK pulp sales realizations increased by approximately 22% to $812 per ADMT in the first quarter of 2022 from approximately $668 per ADMT in the same quarter of 2021.

In the first quarter of 2022 compared to the same quarter of 2021, primarily as a result of the effect of the stronger dollar on our euro denominated costs and expenses, we had a positive impact of approximately $9.5 million in operating income due to foreign exchange.

Costs and expenses in the first quarter of 2022 increased by approximately 27% to $399.7 million from $314.6 million in the first quarter of 2021 primarily due to higher pulp sales volumes, per unit fiber costs and energy, chemical and freight costs partially offset by lower maintenance costs.

In the first quarter of 2022 per unit fiber costs increased by approximately 25% from the same quarter of 2021 due to higher per unit fiber costs for all of our mills. Per unit fiber costs for our German mills increased due to strong demand and reduced availability of lower cost beetle damaged wood. For our Canadian mills, per unit fiber costs increased due to strong demand in the mills' fiber baskets. We currently expect per unit fiber costs will increase in the second quarter of 2022 due to continued strong demand.

Transportation costs increased by approximately 32% to $47.9 million in the first quarter of 2022 from $36.2 million in the same quarter of 2021 primarily as a result of increased use of higher cost trucking and higher freight rates and sales volumes.

In the first quarter of 2022, depreciation and amortization increased to $27.7 million from $27.0 million in the same quarter of 2021 due to the completion of capital projects.

In the first quarter of 2022, pulp segment operating income increased to $86.2 million from $25.3 million in the same quarter of 2021 as higher sales realizations and lower maintenance costs were partially offset by higher per unit fiber costs and other production costs.

FORM 10-Q

QUARTERLY REPORT - PAGE 23

Wood Products Segment – Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

Selected Financial Information

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Lumber revenues	$92,366	$67,311
Energy revenues	$5,177	$2,114
Wood residual revenues	$3,490	$1,562
Depreciation and amortization	$3,637	$3,723
Operating income	$40,479	$27,977

In the first quarter of 2022, lumber revenues increased by approximately 37% to a record $92.4 million from $67.3 million in the same quarter of 2021 primarily due to higher sales realizations. In the first quarter of 2022, both European and U.S. demand was strong. The U.S. market accounted for approximately 59% of our lumber revenues and 42% of our lumber sales volumes. The majority of the balance of our lumber sales were to Europe.

Energy and wood residual revenues in the first quarter of 2022 increased to a record $8.7 million from $3.7 million in the same quarter of 2021 primarily due to higher sales realizations. Increased energy sales in the current quarter were driven by strong demand and higher energy prices in Germany.

Lumber production modestly decreased to 115.6 MMfbm in the first quarter of 2022 from 117.8 MMfbm in the same quarter of 2021.

Lumber sales volumes modestly increased to 109.9 MMfbm in the first quarter of 2022 from 108.2 MMfbm in the same quarter of 2021.

Average lumber sales realizations increased by approximately 35% to $840 per Mfbm in the first quarter of 2022 from approximately $622 per Mfbm in the same quarter of 2021 primarily due to higher pricing in both the European and U.S. markets. U.S. lumber pricing increased due to strong demand from the housing and renovation markets. European lumber pricing increased due to steady demand with limited supply.

Fiber costs were approximately 80% of our lumber cash production costs in the first quarter of 2022. In the comparative quarter of 2021, per unit fiber costs were lower as a result of a large supply of beetle damaged wood. As producers have worked through such wood, more green wood is being harvested. In the first quarter of 2022 per unit fiber costs increased by approximately 56% from the same quarter of 2021 as a result of using more green wood and continued strong demand for sawlogs. We currently expect modestly higher per unit fiber costs in the second quarter of 2022.

In the first quarter of 2022, depreciation and amortization was flat at $3.6 million compared to $3.7 million in the same quarter of 2021.

Transportation costs in the first quarter of 2022 increased by approximately 39% to $11.0 million from $7.9 million in the same quarter of 2021 primarily due to higher freight rates.

In the first quarter of 2022, our wood products segment had operating income of $40.5 million compared to $28.0 million in the same quarter of 2021 primarily due to a higher sales realizations partially offset by higher per unit fiber costs.

FORM 10-Q

QUARTERLY REPORT - PAGE 24

Liquidity and Capital Resources

Summary of Cash Flows

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Net cash from operating activities	$68,810	$30,288
Net cash used in investing activities	(26,790)	(26,297)
Net cash from financing activities	24,609	31,412
Effect of exchange rate changes on cash and cash equivalents	(1,534)	(1,418)
Net increase in cash and cash equivalents	$65,095	$33,985

We operate in a cyclical industry and our operating cash flows vary accordingly. Our principal operating cash expenditures are for fiber, labor and chemicals. Working capital levels fluctuate throughout the year and are affected by maintenance downtime, changing sales patterns, seasonality and the timing of receivables and sales and the payment of payables and expenses.

Cash Flows from Operating Activities. Cash provided by operating activities was $68.8 million in the three months ended March 31, 2022 compared to $30.3 million in the comparative period of 2021. An increase in accounts receivable used cash of $52.1 million in the first quarter of 2022 compared to $12.4 million in the same quarter of 2021. An increase in inventories used cash of $1.7 million in the three months ended March 31, 2022 compared to $20.8 million in the same period of 2021. A decrease in accounts payable and accrued expenses used cash of $0.6 million in the three months ended March 31, 2022 compared to an increase in accounts payable and accrued expenses providing cash of $4.4 million in the same period of 2021.

Cash Flows from Investing Activities. Investing activities in the three months ended March 31, 2022 used cash of $26.8 million primarily related to capital expenditures of $33.3 million. In the first quarter of 2022, capital expenditures primarily related to upgrades to the woodrooms at our Canadian mills and optimization projects at our German mills. In the three months ended March 31, 2022, we received the final payment of $6.4 million of insurance proceeds for our property damage claim related to the Peace River recovery boiler. In the three months ended March 31, 2021, investing activities used cash of $26.3 million primarily related to capital expenditures of $25.3 million.

Cash Flows from Financing Activities. In the three months ended March 31, 2022, financing activities provided cash of $24.6 million. In the first quarter of 2022, we borrowed $30.5 million under our revolving credit facilities. In the three months ended March 31, 2022, we received $1.1 million in government grants to partially finance innovation and greenhouse gas emission reduction capital projects at our Canadian mills. In the three months ended March 31, 2021, financing activities provided cash of $31.4 million primarily from the net proceeds of the Refinancing after giving effect to the Redemption. In the first quarter of 2021, we paid note issuance costs of $14.4 million related to the issuance of the 2029 Senior Notes and repaid $15.1 million of borrowings under our revolving credit facilities. In the three months ended March 31, 2021, we received $8.5 million in government grants to partially finance innovation and greenhouse gas emission reduction capital projects at our Canadian mills.

FORM 10-Q

QUARTERLY REPORT - PAGE 25

Balance Sheet Data

The following table is a summary of selected financial information as of the dates indicated:

	March 31,	December 31,
	2022	2021
	(in thousands)
Cash and cash equivalents	$410,705	$345,610
Working capital	$888,201	$781,181
Total assets	$2,456,944	$2,351,232
Long-term liabilities	$1,407,426	$1,374,084
Total shareholders' equity	$768,334	$694,024

Sources and Uses of Funds

Our principal sources of funds are cash flows from operations and cash and cash equivalents on hand. Our principal uses of funds consist of operating expenditures, capital expenditures and interest payments on our senior notes.

The following table sets out our total capital expenditures and interest expense for the periods indicated:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Capital expenditures	$33,293	$25,262
Cash paid for interest expense(1)	$32,073	$39,026
Interest expense(2)	$17,464	$19,019

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

As of March 31, 2022, we had cash and cash equivalents of $410.7 million and approximately $281.0 million available under our revolving credit facilities and as a result aggregate liquidity of about $691.7 million.

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

QUARTERLY REPORT - PAGE 26

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

Debt Covenants

Certain of our long-term obligations contain various financial tests and covenants customary to these types of arrangements. See our annual report on Form 10-K for the fiscal year ended December 31, 2021.

As of March 31, 2022, we were in full compliance with all of the covenants of our indebtedness.

Off-Balance Sheet Arrangements

As of March 31, 2022, we did not have any off-balance sheet arrangements (as defined in Item 303(a)(4)(ii) of Regulation S-K).

Contractual Obligations and Commitments

There were no material changes outside the ordinary course to any of our material contractual obligations during the three months ended March 31, 2022.

Foreign Currency

As a majority of our assets, liabilities and expenditures are held or denominated in euros or Canadian dollars, our consolidated financial results are subject to foreign currency exchange rate fluctuations.

We translate foreign denominated assets and liabilities into dollars at the rate of exchange on the balance sheet date. Equity accounts are translated using historical exchange rates. Unrealized gains or losses from these translations are recorded in other comprehensive loss and do not affect our net earnings.

As a result of the strengthening of the dollar versus the euro as of March 31, 2022, we recorded a net non-cash decrease of $10.5 million in the carrying value of our net assets, consisting primarily of our fixed assets denominated in euros. This non-cash decrease does not affect our net income, Operating EBITDA or cash but is reflected in our other comprehensive loss and as a decrease to our total equity. As a result, our accumulated other comprehensive loss increased to $101.4 million.

Based upon the exchange rate as of March 31, 2022, the dollar has strengthened by approximately 2% against the euro and has weakened by approximately 1% against the Canadian dollar since December 31, 2021. See "Quantitative and Qualitative Disclosures about Market Risk".

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

Our significant accounting policies are disclosed in Note 1 to our audited annual financial statements included in our annual report on Form 10-K for the fiscal year ended December 31, 2021. While all of the significant accounting policies are important to the consolidated financial statements, some of these policies may be viewed as having a high degree of judgment. On an ongoing basis using currently available information, management reviews its estimates, including those related to accounting for, among other things, pension and other post-retirement benefit

FORM 10-Q

QUARTERLY REPORT - PAGE 27

obligations, deferred income taxes (valuation allowance and permanent reinvestment), depreciation and amortization, future cash flows associated with impairment testing for long-lived assets, the allocation of the purchase price in a business combination to the assets acquired and liabilities assumed, legal liabilities and contingencies. Actual results could differ materially from these estimates, and changes in these estimates are recorded when known.

We have identified certain accounting policies that are the most important to the portrayal of our current financial condition and results of operations.

For information about both our significant and critical accounting policies, see our annual report on Form 10-K for the fiscal year ended December 31, 2021.

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

Risks Related to our Business

•	The ongoing COVID-19 pandemic could materially adversely affect our business, financial position and results of operations;
•	our business is highly cyclical in nature;
•	cyclical fluctuations in the price and supply of our raw materials, particularly fiber, could adversely affect our business;
•	we face intense competition in the forest products industry;
•	our business is subject to risks associated with climate change and social and government responses thereto;
•

if we are unable to offer products certified to globally recognized forestry management and chain of custody standards or meet customers’ product specifications, it could adversely affect our ability to compete;

•	our operations require substantial capital and we may be unable to maintain adequate capital resources to provide for such capital requirements;
•	trends in non-print media and changes in consumer habits regarding the use of paper have and are expected to continue to adversely affect the demand for market pulp;
•	fluctuations in prices and demand for lumber could adversely affect our business;

FORM 10-Q

QUARTERLY REPORT - PAGE 28

•	our wood products segment lumber products are vulnerable to declines in demand due to competing technologies or materials;
•	we have limited control over the operations of the Cariboo mill;
•	we may experience material disruptions to our production;
•	future acquisitions may result in additional risks and uncertainties in our business;
•	we are subject to risks related to our employees;
•	we are dependent on key personnel;
•	if our long-lived assets become impaired, we may be required to record non-cash impairment charges that could have a material impact on our results of operations;
•	our insurance coverage may not be adequate;
•	we rely on third parties for transportation services;
•	failures or security breaches of our information technology systems could disrupt our operations and negatively impact our business;

Risks Related to our Debt

•	our level of indebtedness could negatively impact our financial condition, results of operations and liquidity;
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

•	we may incur losses as a result of unforeseen or catastrophic events, including the emergence of a new pandemic, terrorist attacks or natural disasters;

Legal and Regulatory Risks

•

we are subject to extensive environmental regulation and we could incur substantial costs as a result of compliance with, violations of or liabilities under applicable environmental laws and regulations;

•	we participate in German statutory energy programs;

FORM 10-Q

QUARTERLY REPORT - PAGE 29

•

our international sales and operations are subject to applicable laws relating to trade, export controls, foreign corrupt practices and competition laws, the violation of which could adversely affect our operation;

Risks Related to Ownership of our Shares

•	the price of our common stock may be volatile; and
•	a small number of our shareholders could significantly influence our business.

Given these uncertainties, you should not place undue reliance on our forward-looking statements. The foregoing review of important factors is not exhaustive or necessarily in order of importance and should be read in conjunction with the risks and assumptions including those set forth under "Part II. Other Information – Item 1A. Risk Factors" and in reports and other documents we have filed with or furnished to the SEC, including in our annual report on Form 10-K for the fiscal year ended December 31, 2021. We advise you that these cautionary remarks expressly qualify in their entirety all forward-looking statements attributable to us or persons acting on our behalf. Unless required by law, we do not assume any obligation to update forward-looking statements based on unanticipated events or changed expectations. However, you should carefully review the reports and other documents we file from time to time with the SEC.

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

Demand for each of pulp and lumber has historically been determined primarily by general global macro-economic conditions and has been closely tied to overall business activity. Pulp prices have been and are likely to continue to be volatile and can fluctuate widely over time. The third party industry quoted average European list prices for NBSK pulp between 2012 and 2022 have fluctuated between a low of $760 per ADMT in 2012 to a high of $1,345 per ADMT in 2021. In the same period, third party industry quoted average North American list prices for NBHK pulp have fluctuated between a low of $700 per ADMT in 2012 to a high of $1,390 per ADMT in 2022.

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

QUARTERLY REPORT - PAGE 30

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

For additional information, please refer to Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk included in our annual report on Form 10-K for the fiscal year ended December 31, 2021.

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

QUARTERLY REPORT - PAGE 31

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

We are subject to routine litigation incidental to our business, including that which is described in our latest annual report on Form 10-K for the fiscal year ended December 31, 2021. We do not believe that the outcome of such litigation will have a material adverse effect on our business or financial condition.

ITEM 1A.	RISK FACTORS

Other than as set out below, there have been no material changes to the factors disclosed in Item 1A. Risk Factors in our annual report on Form 10-K for the fiscal year ended December 31, 2021.

Our business, financial condition and results of operations could be adversely affected by disruptions in the global and European economies caused by Russia’s invasion of Ukraine.

The global economy has been negatively impacted by increasing tension, uncertainty and tragedy resulting from Russia's invasion of Ukraine. The adverse and uncertain economic conditions resulting therefrom has and may further negatively impact global demand, cause supply chain disruptions and increase costs for transportation, energy and other raw materials. Furthermore, governments in the United States, the European Union, the United Kingdom, Canada and others have imposed financial and economic sanctions on certain industry segments and various parties in Russia. We are monitoring the conflict including the potential impact of financial and economic sanctions on the global economy and particularly the economies of Europe. Increased trade barriers, sanctions and other restrictions on global or regional trade could adversely affect our business, financial condition and results of operations. Although we have no operations in Russia or Ukraine, the destabilizing effects of Russia’s invasion of Ukraine could have other adverse effects on our business. Further escalation of geopolitical tensions related to this military conflict and/or its expansion could result in loss of property, expropriation, cyberattacks, supply disruptions, plant closures and an inability to obtain key supplies and materials, as well as adversely affect both our and our customers' supply chains and logistics, particularly in Europe.

In many cases, both our German operations and those of European customers depend on the availability of natural gas for use in their manufacturing operations. A very significant proportion of Germany's natural gas supply originates from Russia. Material disruptions of natural gas supply to Europe and in particular Germany, whether from sanctions, counter-measures by Russia, other restrictions, damage to infrastructure and logistics or otherwise from the destabilizing effects of military conflict could materially and adversely impact European and global natural gas and oil markets. Material disruptions to the natural gas supply of Germany could adversely affect its availability to industry and our ability to operate our German pulp and lumber mills in the ordinary course which could adversely affect our business, results of operations and financial condition.

In addition, the effects of such military conflict could heighten and increase many of the other risks described in Part I, Item 1A. "Risk Factors" in our Form 10-K.

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

101

The following financial information from the Quarterly Report on Form 10-Q for the fiscal period ended March 31, 2022 of Mercer International Inc., formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Interim Consolidated Statements of Operations; (ii) Interim Consolidated Statements of Comprehensive Income (Loss); (iii) Interim Consolidated Balance Sheets; (iv) Interim Consolidated Statements of Changes in Shareholders' Equity; (v) Interim Consolidated Statements of Cash Flows; and (vi) Notes to the Interim Consolidated Financial Statements.

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 has been formatted in Inline XBRL.

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

Date: April 28, 2022

FORM 10-Q

QUARTERLY REPORT - PAGE 35