Form 10-Q
period 2022-06-30
MERCER INTERNATIONAL INC.
filed 2022-07-28
CIK 1333274

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

The Registrant had 66,167,191 shares of common stock outstanding as of July 27, 2022.

PART I. FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

MERCER INTERNATIONAL INC.

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2022

(Unaudited)

FORM 10-Q

QUARTERLY REPORT - PAGE 2

MERCER INTERNATIONAL INC.

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands of U.S. dollars, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues	$572,326	$401,832	$1,165,067	$814,552
Costs and expenses
Cost of sales, excluding depreciation and amortization	403,671	297,826	819,766	608,023
Cost of sales depreciation and amortization	31,004	31,935	63,101	62,881
Selling, general and administrative expenses	23,620	20,235	45,818	40,783
Operating income	114,031	51,836	236,382	102,865
Other income (expenses)
Interest expense	(17,332)	(17,130)	(34,796)	(36,149)
Loss on early extinguishment of debt	—	—	—	(30,368)
Other income (expenses)	8,799	(2,606)	17,045	4,383
Total other expenses, net	(8,533)	(19,736)	(17,751)	(62,134)
Income before income taxes	105,498	32,100	218,631	40,731
Income tax provision	(34,126)	(10,685)	(58,362)	(13,383)
Net income	$71,372	$21,415	$160,269	$27,348
Net income per common share
Basic	$1.08	$0.32	$2.43	$0.41
Diluted	$1.07	$0.32	$2.41	$0.41
Dividends declared per common share	$0.075	$0.065	$0.150	$0.130

INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands of U.S. dollars)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income	$71,372	$21,415	$160,269	$27,348
Other comprehensive income (loss)
Gain (loss) related to defined benefit pension plans	(119)	(58)	(235)	1,003
Income tax recovery (provision)	—	—	62	(681)
Gain (loss) related to defined benefit pension plans, net of tax	(119)	(58)	(173)	322
Foreign currency translation adjustment	(84,020)	18,457	(94,542)	(17,566)
Other comprehensive income (loss), net of taxes	(84,139)	18,399	(94,715)	(17,244)
Total comprehensive income (loss)	$(12,767)	$39,814	$65,554	$10,104

See accompanying Notes to the Interim Consolidated Financial Statements.

FORM 10-Q

QUARTERLY REPORT - PAGE 3

MERCER INTERNATIONAL INC.

INTERIM CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

	June 30,	December 31,
	2022	2021
ASSETS
Current assets
Cash and cash equivalents	$419,861	$345,610
Term deposit	75,000	—
Accounts receivable, net	308,067	345,345
Inventories	348,837	356,731
Prepaid expenses and other	17,349	16,619
Total current assets	1,169,114	1,064,305
Property, plant and equipment, net	1,095,340	1,135,631
Investment in joint ventures	46,584	49,651
Amortizable intangible assets, net	44,901	47,902
Operating lease right-of-use assets	9,958	9,712
Pension asset	3,888	4,136
Other long-term assets	44,672	38,718
Deferred income tax	1,259	1,177
Total assets	$2,415,716	$2,351,232
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and other	$273,122	$282,307
Pension and other post-retirement benefit obligations	782	817
Total current liabilities	273,904	283,124
Long-term debt	1,245,906	1,237,545
Pension and other post-retirement benefit obligations	19,498	21,252
Operating lease liabilities	7,161	6,574
Other long-term liabilities	13,227	13,590
Deferred income tax	103,898	95,123
Total liabilities	1,663,594	1,657,208
Shareholders’ equity
Common shares $1 par value; 200,000,000 authorized; 66,167,000 issued and outstanding (2021 – 66,037,000)	66,132	65,988
Additional paid-in capital	350,224	347,902
Retained earnings	521,274	370,927
Accumulated other comprehensive loss	(185,508)	(90,793)
Total shareholders’ equity	752,122	694,024
Total liabilities and shareholders’ equity	$2,415,716	$2,351,232

Commitments and contingencies (Note 14)
Subsequent events (Notes 8 and 15)

See accompanying Notes to the Interim Consolidated Financial Statements.

FORM 10-Q

QUARTERLY REPORT - PAGE 4

MERCER INTERNATIONAL INC.

INTERIM CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(Unaudited)

(In thousands of U.S. dollars)

	Common shares
	Number (thousands of shares)	Amount, at Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Three Months Ended June 30:
Balance as of March 31, 2022	66,132	$66,083	$348,756	$454,864	$(101,369)	$768,334
Shares issued on grants of restricted shares	35	49	(49)	—	—	—
Stock compensation expense	—	—	1,517	—	—	1,517
Net income	—	—	—	71,372	—	71,372
Dividends declared	—	—	—	(4,962)	—	(4,962)
Other comprehensive loss	—	—	—	—	(84,139)	(84,139)
Balance as of June 30, 2022	66,167	$66,132	$350,224	$521,274	$(185,508)	$752,122

Balance as of March 31, 2021	65,988	$65,920	$346,186	$218,750	$(63,218)	$567,638
Shares issued on grants of restricted shares	49	68	(68)	—	—	—
Stock compensation expense	—	—	975	—	—	975
Net income	—	—	—	21,415	—	21,415
Dividends declared	—	—	—	(4,293)	—	(4,293)
Other comprehensive income	—	—	—	—	18,399	18,399
Balance as of June 30, 2021	66,037	$65,988	$347,093	$235,872	$(44,819)	$604,134

Six Months Ended June 30:
Balance as of December 31, 2021	66,037	$65,988	$347,902	$370,927	$(90,793)	$694,024
Shares issued on grants of restricted shares	35	49	(49)	—	—	—
Shares issued on grants of performance share units	95	95	(95)	—	—	—
Stock compensation expense	—	—	2,466	—	—	2,466
Net income	—	—	—	160,269	—	160,269
Dividends declared	—	—	—	(9,922)	—	(9,922)
Other comprehensive loss	—	—	—	—	(94,715)	(94,715)
Balance as of June 30, 2022	66,167	$66,132	$350,224	$521,274	$(185,508)	$752,122

Balance as of December 31, 2020	65,868	$65,800	$345,696	$217,106	$(27,575)	$601,027
Shares issued on grants of restricted shares	49	68	(68)	—	—	—
Shares issued on grants of performance share units	120	120	(120)	—	—	—
Stock compensation expense	—	—	1,585	—	—	1,585
Net income	—	—	—	27,348	—	27,348
Dividends declared	—	—	—	(8,582)	—	(8,582)
Other comprehensive loss	—	—	—	—	(17,244)	(17,244)
Balance as of June 30, 2021	66,037	$65,988	$347,093	$235,872	$(44,819)	$604,134

See accompanying Notes to the Interim Consolidated Financial Statements.

FORM 10-Q

QUARTERLY REPORT - PAGE 5

MERCER INTERNATIONAL INC.

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands of U.S. dollars)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cash flows from (used in) operating activities
Net income	$71,372	$21,415	$160,269	$27,348
Adjustments to reconcile net income to cash flows from operating activities
Depreciation and amortization	31,028	31,955	63,144	62,922
Deferred income tax provision	6,624	1,276	15,007	2,480
Loss on early extinguishment of debt	—	—	—	30,368
Defined benefit pension plans and other post-retirement benefit plan expense	439	856	877	1,775
Stock compensation expense	1,517	975	2,466	1,585
Foreign exchange transaction losses (gains)	(9,591)	1,966	(13,419)	(6,640)
Other	30	356	(771)	(260)
Defined benefit pension plans and other post-retirement benefit plan contributions	(1,200)	(1,202)	(2,394)	(2,125)
Changes in working capital
Accounts receivable	65,509	16,364	13,382	3,941
Inventories	(13,342)	(21,964)	(15,067)	(42,763)
Accounts payable and accrued expenses	3,813	30,167	3,246	34,603
Other	(1,658)	(1,012)	(3,389)	(1,794)
Net cash from (used in) operating activities	154,541	81,152	223,351	111,440
Cash flows from (used in) investing activities
Purchase of property, plant and equipment	(47,028)	(62,124)	(80,321)	(87,386)
Insurance proceeds	—	20,048	6,410	20,048
Purchase of term deposit	(75,000)	—	(75,000)	—
Purchase of amortizable intangible assets	(25)	(568)	(85)	(1,209)
Other	499	285	652	(109)
Net cash from (used in) investing activities	(121,554)	(42,359)	(148,344)	(68,656)
Cash flows from (used in) financing activities
Redemption of senior notes	—	—	—	(824,557)
Proceeds from issuance of senior notes	—	—	—	875,000
Proceeds from (repayment of) revolving credit facilities, net	(13,066)	(42,042)	17,438	(57,112)
Dividend payments	(4,960)	(4,289)	(4,960)	(4,289)
Payment of debt issuance costs	—	—	(1,184)	(14,414)
Proceeds from government grants	—	—	1,067	8,532
Payment of finance lease obligations	(1,671)	(1,833)	(6,606)	(3,536)
Other	277	1	(566)	3,625
Net cash from (used in) financing activities	(19,420)	(48,163)	5,189	(16,751)
Effect of exchange rate changes on cash and cash equivalents	(4,411)	(1,179)	(5,945)	(2,597)
Net increase (decrease) in cash and cash equivalents	9,156	(10,549)	74,251	23,436
Cash and cash equivalents, beginning of period	410,705	395,083	345,610	361,098
Cash and cash equivalents, end of period	$419,861	$384,534	$419,861	$384,534

Supplemental cash flow disclosure:
Cash paid for interest	$1,164	$1,084	$33,237	$40,110
Cash paid for income taxes	$41,593	$3,290	$60,493	$5,135
Supplemental schedule of non-cash investing and financing activities:
Leased production and other equipment	$—	$7,210	$—	$23,179

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

The Interim Consolidated Financial Statements have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission (the "SEC"). The consolidated balance sheet data as of December 31, 2021 was derived from the Company’s audited Consolidated Financial Statements, but does not contain all of the footnote disclosures from the annual Consolidated Financial Statements. The footnote disclosure included herein has been prepared in accordance with accounting principles generally accepted for interim financial statements in the United States ("GAAP"). The unaudited Interim Consolidated Financial Statements should be read together with the audited Consolidated Financial Statements and accompanying notes included in the Company's latest Annual Report on Form 10‑K for the fiscal year ended December 31, 2021. In the opinion of the Company, the unaudited Interim Consolidated Financial Statements contained herein have been prepared on a consistent basis with the audited Consolidated Financial Statements and accompanying notes included in the Company's latest Annual Report on Form 10‑K for the fiscal year ended December 31, 2021 and contain all adjustments necessary for a fair statement of the results of the interim periods included. The results for the periods included herein may not be indicative of the results for the entire year.

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

Note 2. Term Deposit

On April 4, 2022, the Company purchased a $75,000 term deposit, which has an annual interest rate of 1.38% and matures on October 4, 2022. The term deposit is classified as held to maturity and reported at cost.

FORM 10-Q

QUARTERLY REPORT - PAGE 7

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Note 3. Inventories

Inventories as of June 30, 2022 and December 31, 2021, were comprised of the following:

	June 30,	December 31,
	2022	2021
Raw materials	$124,420	$106,434
Finished goods	111,001	140,829
Spare parts and other	113,416	109,468
	$348,837	$356,731

Note 4. Accounts Payable and Other

Accounts payable and other as of June 30, 2022 and December 31, 2021, was comprised of the following:

	June 30,	December 31,
	2022	2021
Trade payables	$67,409	$58,451
Accrued expenses	93,421	76,409
Interest payable	26,599	26,506
Income tax payable	32,947	56,241
Payroll-related accruals	22,332	20,707
Wastewater fee (a)	7,365	19,248
Finance lease liability	6,920	8,467
Operating lease liability	2,850	3,192
Government grants (b)	4,131	7,302
Other	9,148	5,784
	$273,122	$282,307

(a)	The Company is required to pay certain fees based on wastewater emissions at its German mills. Accrued fees can be reduced upon the mills’ demonstration of reduced wastewater emissions.

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

FORM 10-Q

QUARTERLY REPORT - PAGE 8

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Note 5. Debt

Debt as of June 30, 2022 and December 31, 2021, was comprised of the following:

		June 30,	December 31,
	Maturity	2022	2021
Senior notes (a)
5.500% senior notes	2026	$300,000	$300,000
5.125% senior notes	2029	875,000	875,000

Credit arrangements
€200 million German joint revolving credit facility (b)	2023	—	—
C$160 million Canadian joint revolving credit facility (c)	2027	39,578	—
C$60 million Peace River revolving credit facility (c)		—	22,874
C$60 million Celgar revolving credit facility (c)		—	—
€2.6 million demand loan (d)		—	—

Finance lease liability		52,863	64,041
		1,267,441	1,261,915
Less: unamortized senior note issuance costs		(14,615)	(15,903)
Less: finance lease liability due within one year		(6,920)	(8,467)
		$1,245,906	$1,237,545

The maturities of the principal portion of the senior notes and credit arrangements as of June 30, 2022 were as follows:

Senior Notes and Credit Arrangements
2022	$—
2023	—
2024	—
2025	—
2026	300,000
Thereafter	914,578
$1,214,578

Certain of the Company's debt instruments were issued under agreements which, among other things, may limit its ability and the ability of its subsidiaries to make certain payments, including dividends. These limitations are subject to specific exceptions. As of June 30, 2022, the Company was in compliance with the terms of its debt agreements.

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

The 2029 Senior Notes and the senior notes which mature on January 15, 2026 (the “2026 Senior Notes” and collectively with the 2029 Senior Notes, the “Senior Notes”) are general unsecured senior obligations of the Company. The Company may redeem all or a part of the Senior Notes upon not less than 10 days’ or more than 60 days’ notice at the redemption price plus accrued and unpaid interest to (but not including) the applicable redemption date.

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

(b)

A €200.0 million joint revolving credit facility with all of the Company's German mills that matures in December 2023. Borrowings under the facility are unsecured and bear interest at Euribor plus a variable margin ranging from 1.05% to 2.00% dependent on conditions including but not limited to a prescribed leverage ratio. As of June 30, 2022, approximately €14.5 million ($15,094) of this facility was supporting bank guarantees and approximately €185.5 million ($192,646) was available.

(c)

A C$160.0 million joint revolving credit facility for the Celgar mill, Peace River mill and certain other Canadian subsidiaries that matures in January 2027. The facility is available by way of: (i) Canadian denominated advances, which bear interest at a designated prime rate per annum; (ii) banker’s acceptance equivalent loans, which bear interest at the applicable Canadian dollar banker’s acceptance plus 1.20% to 1.45% per annum; (iii) dollar denominated base rate advances at the greater of the federal funds rate plus 0.50%, an Adjusted Term SOFR for a one month tenor plus 1.00% and the bank’s applicable reference rate for U.S. dollar loans; and (iv) dollar SOFR advances, which bear interest at Adjusted Term SOFR plus 1.20% to 1.45% per annum. As of June 30, 2022, approximately C$51.0 million ($39,578) of this facility was drawn and accruing interest at a rate of 3.59%, approximately C$1.3 million ($1,020) was supporting letters of credit and approximately C$107.7 million ($83,568) was available.

The facility replaced the Peace River and Celgar C$60.0 million revolving credit facilities.

(d)

A €2.6 million demand loan for Rosenthal that does not have a maturity date. Borrowings under this facility are unsecured and bear interest at the rate of the three-month Euribor plus 2.50%. As of June 30, 2022, approximately €2.6 million ($2,651) of this facility was supporting bank guarantees and approximately $nil was available.

FORM 10-Q

QUARTERLY REPORT - PAGE 10

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Note 6. Pension and Other Post-Retirement Benefit Obligations

Defined Benefit Plans

Pension benefits are based on employees' earnings and years of service. The defined benefit plans are funded by contributions from the Company based on actuarial estimates and statutory requirements. The components of the net benefit costs for the Celgar and Peace River defined benefit plans, in aggregate for the three and six month periods ended June 30, 2022 and 2021 were as follows:

	Three Months Ended June 30,
	2022		2021
	Pension	Other Post- Retirement Benefits	Pension	Other Post- Retirement Benefits
Service cost	$905	$49	$956	$73
Interest cost	957	105	854	94
Expected return on plan assets	(1,458)	—	(1,095)	—
Amortization of unrecognized items	57	(176)	165	(191)
Net benefit costs	$461	$(22)	$880	$(24)

	Six Months Ended June 30,
	2022		2021
	Pension	Other Post- Retirement Benefits	Pension	Other Post- Retirement Benefits
Service cost	$1,818	$98	$1,981	$152
Interest cost	1,922	210	1,771	196
Expected return on plan assets	(2,936)	—	(2,269)	—
Amortization of unrecognized items	119	(354)	341	(397)
Net benefit costs	$923	$(46)	$1,824	$(49)

The components of the net benefit costs other than service cost are recorded in "Other income (expenses)" in the Interim Consolidated Statements of Operations. The amortization of unrecognized items relates to actuarial losses (gains) and prior service costs.

Defined Contribution Plan

Effective December 31, 2008, the defined benefit plans at the Celgar mill were closed to new members and the service accrual ceased. Effective January 1, 2009, the members began to receive pension benefits, at a fixed contractual rate, under a new defined contribution plan. During the three and six month periods ended June 30, 2022, the Company made contributions of $395 and $661, respectively to this plan (2021 – $315 and $695).

Multiemployer Plan

The Company participates in a multiemployer plan for the hourly-paid employees at the Celgar mill. The contributions to the plan are determined based on a percentage of pensionable earnings pursuant to a collective bargaining agreement. The Company has no current or future contribution obligations in excess of the contractual contributions. During the three and six month periods ended June 30, 2022, the Company made contributions of $1,091 and $1,649, respectively to this plan (2021 – $610 and $1,324).

FORM 10-Q

QUARTERLY REPORT - PAGE 11

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Note 7. Income Taxes

Differences between the U.S. Federal statutory and the Company's effective tax rates for the three and six month periods ended June 30, 2022 and 2021, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
U.S. Federal statutory rate	21%	21%	21%	21%
U.S. Federal statutory rate on income before income taxes	$(22,155)	$(6,741)	$(45,915)	$(8,554)
Tax differential on foreign income	(10,271)	(6,532)	(20,050)	(9,380)
Effect of foreign earnings (a)	(1,107)	(3,508)	(2,103)	(6,620)
Valuation allowance (b)	(5,741)	165	448	(10,952)
Foreign exchange on settlement of debt	(77)	—	3,024	—
Tax benefit of partnership structure	783	673	1,566	1,566
Non-taxable foreign subsidies	663	743	1,361	1,491
True-up of prior year taxes	(68)	(46)	1,594	3,124
Annual effective tax rate adjustment	5,000	4,700	5,000	18,000
Other, net	(1,153)	(139)	(3,287)	(2,058)
Income tax provision	$(34,126)	$(10,685)	$(58,362)	$(13,383)
Comprised of:
Current income tax provision	$(27,502)	$(9,409)	$(43,355)	$(10,903)
Deferred income tax provision	(6,624)	(1,276)	(15,007)	(2,480)
Income tax provision	$(34,126)	$(10,685)	$(58,362)	$(13,383)

(a)	Primarily relates to the impact of the global intangible low-taxed income provision in the Tax Cuts and Jobs Act of 2017.

(b)	Primarily relates to taxable losses and denied interest expense.

Note 8. Shareholders' Equity

Dividends

During the six month period ended June 30, 2022, the Company’s board of directors declared the following quarterly dividends:

Date Declared	Dividend Per Common Share	Amount
February 17, 2022	$0.075	$4,960
April 28, 2022	0.075	4,962
	$0.150	$9,922

On July 28, 2022, the Company's board of directors declared a quarterly dividend of $0.075 per common share. Payment of the dividend will be made on October 5, 2022 to all shareholders of record on September 28, 2022. Future dividends are subject to approval by the board of directors and may be adjusted as business and industry conditions warrant.

FORM 10-Q

QUARTERLY REPORT - PAGE 12

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Note 8. Shareholders' Equity (continued)

Stock Based Compensation

In May 2022, the Company adopted an amended and restated stock inventive plan (the “2022 Plan”) which provides for options, restricted stock units (“RSUs” which under the prior plan were called “restricted stock rights”), deferred stock units (“DSUs”), restricted stock, performance shares, performance share units (“PSUs”), and stock appreciation rights to be awarded to employees, consultants and non-employee directors. The 2022 Plan replaced the Company’s 2010 stock incentive plan (the “2010 Plan”). However, the 2010 Plan will govern prior awards until all awards granted under the 2010 Plan have been exercised, forfeited, cancelled, expired, or otherwise terminated in accordance with the terms thereof. The Company may grant up to a maximum of 2.5 million common shares under the 2022 Plan, plus the number of common shares remaining available for grant pursuant to the 2010 Plan.

During the three and six month periods ended June 30, 2022, there were no issued and outstanding options, performance shares or stock appreciation rights. As of June 30, 2022, after factoring in all allocated shares, there remain approximately 2.5 million common shares available for grant.

PSUs

PSUs comprise rights to receive common shares at a future date that are contingent on the Company and the grantee achieving certain performance objectives. The performance objective period is generally three years.

The following table summarizes PSU activity during the period:

Number of PSUs
Outstanding as of January 1, 2022	2,754,472
Granted	1,644,422
Vested and issued	(94,940)
Forfeited	(591,956)
Outstanding as of June 30, 2022	3,711,998

Restricted Shares, RSUs and DSUs,

Restricted shares, RSUs and DSUs generally vest at the end of one year. The fair value is determined based upon the number of shares or units granted and the quoted price of the Company’s common shares on the date of grant.

The following table summarizes restricted share, RSU and DSU activity during the period:

	Number of Restricted Shares	Number of RSUs	Number of DSUs
Outstanding as of January 1, 2022	49,195	—	—
Granted	34,699	50,000	15,772
Vested	(49,195)	—	—
Outstanding as of June 30, 2022	34,699	50,000	15,772

FORM 10-Q

QUARTERLY REPORT - PAGE 13

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Note 9. Net Income Per Common Share

The reconciliation of basic and diluted net income per common share for the three and six month periods ended June 30, 2022 and 2021 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income
Basic and diluted	$71,372	$21,415	$160,269	$27,348

Net income per common share
Basic	$1.08	$0.32	$2.43	$0.41
Diluted	$1.07	$0.32	$2.41	$0.41

Weighted average number of common shares outstanding:
Basic (a)	66,098,975	65,941,932	66,067,051	65,899,904
Effect of dilutive instruments:
PSUs	457,599	352,170	407,656	318,770
Restricted shares	21,149	38,581	26,906	47,342
RSUs	11,209	—	5,605	—
Diluted	66,588,932	66,332,683	66,507,218	66,266,016

(a)

For the three and six month periods ended June 30, 2022, the weighted average number of common shares outstanding excludes 34,699 restricted shares which have been granted, but have not vested as of June 30, 2022 (2021 – 49,195 restricted shares).

The calculation of diluted net income per common share does not assume the exercise of any instruments that would have an anti-dilutive effect on net income per common share. For the three and six month periods ended June 30, 2022 and 2021 there were no anti-dilutive instruments.

FORM 10-Q

QUARTERLY REPORT - PAGE 14

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Note 10. Accumulated Other Comprehensive Loss

The change in the accumulated other comprehensive loss by component (net of tax) for the three and six month periods ended June 30, 2022 and 2021 was as follows:

	Foreign Currency Translation Adjustment	Defined Benefit Pension and Other Post-Retirement Benefit Items	Total
Three months Ended June 30:
Balance as of March 31, 2022	$(108,039)	$6,670	$(101,369)
Other comprehensive loss before reclassifications	(84,020)	—	(84,020)
Amounts reclassified	—	(119)	(119)
Other comprehensive loss	(84,020)	(119)	(84,139)
Balance as of June 30, 2022	$(192,059)	$6,551	$(185,508)

Balance as of March 31, 2021	$(55,601)	$(7,617)	$(63,218)
Other comprehensive income (loss) before reclassifications	18,457	(32)	18,425
Amounts reclassified	—	(26)	(26)
Other comprehensive income (loss)	18,457	(58)	18,399
Balance as of June 30, 2021	$(37,144)	$(7,675)	$(44,819)

Six months Ended June 30:
Balance as of December 31, 2021	$(97,517)	$6,724	$(90,793)
Other comprehensive income (loss) before reclassifications	(94,542)	62	(94,480)
Amounts reclassified	—	(235)	(235)
Other comprehensive loss	(94,542)	(173)	(94,715)
Balance as of June 30, 2022	$(192,059)	$6,551	$(185,508)

Balance as of December 31, 2020	$(19,578)	$(7,997)	$(27,575)
Other comprehensive income (loss) before reclassifications	(17,566)	378	(17,188)
Amounts reclassified	—	(56)	(56)
Other comprehensive income (loss)	(17,566)	322	(17,244)
Balance as of June 30, 2021	$(37,144)	$(7,675)	$(44,819)

Note 11. Related Party Transactions

The Company enters into related party transactions with its joint ventures. For the three and six month periods ended June 30, 2022, pulp purchases from the Company's 50% owned Cariboo mill, which are transacted at the Cariboo mill's cost, were $30,616 and $51,267, respectively (2021 – $27,152 and $48,195) and as of June 30, 2022, the Company had a receivable balance from the Cariboo mill of $2,184 (December 31, 2021 – $5,688). For the three and six month periods ended June 30, 2022, services from the Company's 50% owned logging and chipping operation, which are transacted at arm's length negotiated prices, were $2,596 and $7,256, respectively (2021 – $610 and $5,234) and as of June 30, 2022, the Company had a payable balance to the operation of $1,166 (December 31, 2021 – $2,400).

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

Information about certain segment data for the three and six month periods ended June 30, 2022 and 2021, was as follows:

Three Months Ended June 30, 2022	Pulp	Wood Products	Corporate and Other	Consolidated
Revenues from external customers	$460,304	$104,690	$7,332	$572,326
Operating income (loss)	$75,471	$45,853	$(7,293)	$114,031
Depreciation and amortization	$27,001	$3,234	$793	$31,028
Revenues by major products
Pulp	$418,579	$—	$—	$418,579
Lumber	—	96,268	6,295	102,563
Energy and chemicals	41,725	5,055	1,037	47,817
Wood residuals	—	3,367	—	3,367
Total revenues	$460,304	$104,690	$7,332	$572,326
Revenues by geographical markets (a)
U.S.	$58,953	$56,308	$6,513	$121,774
Foreign countries
Germany	146,608	24,711	—	171,319
China	94,357	170	—	94,527
Other countries	160,386	23,501	819	184,706
	401,351	48,382	819	450,552
Total revenues	$460,304	$104,690	$7,332	$572,326

(a)	Sales are attributed to countries based on the ship-to location provided by the customer.

FORM 10-Q

QUARTERLY REPORT - PAGE 16

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Note 12. Segment Information (continued)

Three Months Ended June 30, 2021	Pulp	Wood Products	Corporate and Other	Consolidated
Revenues from external customers	$310,249	$90,439	$1,144	$401,832
Operating income (loss)	$13,338	$42,314	$(3,816)	$51,836
Depreciation and amortization	$27,967	$3,748	$240	$31,955
Revenues by major products
Pulp	$297,191	$—	$—	$297,191
Lumber	—	86,285	—	86,285
Energy and chemicals	13,058	2,692	1,144	16,894
Wood residuals	—	1,462	—	1,462
Total revenues	$310,249	$90,439	$1,144	$401,832
Revenues by geographical markets (a)
U.S.	$34,406	$53,610	$547	$88,563
Foreign countries
Germany	101,095	17,422	—	118,517
China	68,008	469	—	68,477
Other countries	106,740	18,938	597	126,275
	275,843	36,829	597	313,269
Total revenues	$310,249	$90,439	$1,144	$401,832

(a)	Sales are attributed to countries based on the ship-to location provided by the customer.

Six Months Ended June 30, 2022	Pulp	Wood Products	Corporate and Other	Consolidated
Revenues from external customers	$946,235	$205,723	$13,109	$1,165,067
Operating income (loss)	$161,707	$86,332	$(11,657)	$236,382
Depreciation and amortization	$54,685	$6,871	$1,588	$63,144
Total assets (a)	$1,801,533	$195,871	$418,312	$2,415,716
Revenues by major products
Pulp	$865,490	$—	$—	$865,490
Lumber	—	188,634	10,059	198,693
Energy and chemicals	80,745	10,232	3,050	94,027
Wood residuals	—	6,857	—	6,857
Total revenues	$946,235	$205,723	$13,109	$1,165,067
Revenues by geographical markets (b)
U.S.	$107,115	$110,408	$10,505	$228,028
Foreign countries
Germany	286,662	46,419	—	333,081
China	240,355	352	—	240,707
Other countries	312,103	48,544	2,604	363,251
	839,120	95,315	2,604	937,039
Total revenues	$946,235	$205,723	$13,109	$1,165,067

(a)	Total assets for the pulp segment includes the Company's $46,584 investment in joint ventures, primarily for the Cariboo mill.
(b)	Sales are attributed to countries based on the ship-to location provided by the customer.

FORM 10-Q

QUARTERLY REPORT - PAGE 17

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Note 12. Segment Information (continued)

Six Months Ended June 30, 2021	Pulp	Wood Products	Corporate and Other	Consolidated
Revenues from external customers	$650,005	$161,426	$3,121	$814,552
Operating income (loss)	$38,634	$70,291	$(6,060)	$102,865
Depreciation and amortization	$55,013	$7,471	$438	$62,922
Revenues by major products
Pulp	$614,773	$—	$—	$614,773
Lumber	—	153,596	—	153,596
Energy and chemicals	35,232	4,806	3,121	43,159
Wood residuals	—	3,024	—	3,024
Total revenues	$650,005	$161,426	$3,121	$814,552
Revenues by geographical markets (a)
U.S.	$80,278	$98,702	$1,306	$180,286
Foreign countries
Germany	193,632	29,539	—	223,171
China	163,543	846	—	164,389
Other countries	212,552	32,339	1,815	246,706
	569,727	62,724	1,815	634,266
Total revenues	$650,005	$161,426	$3,121	$814,552

(a)	Sales are attributed to countries based on the ship-to location provided by the customer.

As of December 31, 2021, the Company had total assets of $1,882,078 in the pulp segment, $258,965 in the wood products segment and $210,189 in corporate and other. Total assets for the pulp segment includes the Company's $49,651 investment in joint ventures, primarily for the Cariboo mill.

Revenues between segments are accounted for at prices that approximate fair value. These include revenues from the sale of residual fiber from the wood products segment to the pulp segment for use in pulp production and from the sale of residual fuel from the pulp segment to the wood products segment for use in energy production. For the three and six month periods ended June 30, 2022, the pulp segment sold $nil of residual fuel to the wood products segment (2021 – $52 and $151) and the wood products segment sold $6,530 and $13,381, respectively of residual fiber to the pulp segment (2021 – $2,901 and $5,833).

FORM 10-Q

QUARTERLY REPORT - PAGE 18

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Note 13. Financial Instruments and Fair Value Measurement

Due to their short-term maturity, the carrying amounts of cash and cash equivalents, the term deposit, accounts receivable, and accounts payable and other approximates their fair value.

The estimated fair values of the Company's outstanding debt under the fair value hierarchy as of June 30, 2022 and December 31, 2021 were as follows:

	Fair value measurements as of June 30, 2022 using:
Description	Level 1	Level 2	Level 3	Total
Revolving credit facilities	$—	$39,578	$—	$39,578
Senior notes	—	1,041,673	—	1,041,673
	$—	$1,081,251	$—	$1,081,251

	Fair value measurements as of December 31, 2021 using:
Description	Level 1	Level 2	Level 3	Total
Revolving credit facilities	$—	$22,874	$—	$22,874
Senior notes	—	1,197,449	—	1,197,449
	$—	$1,220,323	$—	$1,220,323

The carrying value of the revolving credit facilities classified as Level 2 approximates the fair value as the variable interest rates reflect current interest rates for financial instruments with similar characteristics and maturities.

The fair value of the senior notes classified as Level 2 was determined using quoted prices in a dealer market, or using recent market transactions. The Company's senior notes are not carried at fair value in the Interim Consolidated Balance Sheets as of June 30, 2022 or December 31, 2021. However, fair value disclosure is required. The carrying value of the Company's senior notes, net of unamortized note issuance costs, was $1,160,385 as of June 30, 2022 (December 31, 2021 – $1,159,097).

Credit Risk

The Company’s credit risk is primarily attributable to cash held in bank accounts, the term deposit and accounts receivable. The Company maintains cash balances in foreign financial institutions in excess of insured limits. The Company limits its credit exposure on cash held in bank accounts by periodically investing cash in excess of short-term operating requirements and debt obligations in low risk government bonds, or similar debt instruments. The Company’s credit risk associated with the sale of pulp, lumber and other wood residuals is managed through setting credit limits, the purchase of credit insurance and for certain customers a letter of credit is received prior to shipping the product. The Company reviews new customers’ credit history before granting credit and conducts regular reviews of existing customers’ credit performance. Concentrations of credit risk on the sale of pulp, lumber and other wood residuals are with customers and agents based primarily in Germany, China and the U.S.

The Company’s exposure to credit losses may increase if its customers production and other costs are adversely affected by inflation. Although the Company has historically not experienced significant credit losses, it is possible that there could be a material adverse impact from potential adjustments of the carrying amount of trade receivables if the cash flows of the Company’s customers are adversely impacted by inflation. As of June 30, 2022, the Company has not had significant credit losses.

The carrying amount of cash and cash equivalents of $419,861, the term deposit of $75,000 and accounts receivable of $308,067 recorded in the Interim Consolidated Balance Sheet, net of any allowances for losses, represents the Company’s maximum exposure to credit risk.

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

Note 15. Subsequent Event

(a)

On July 1, 2022, a fire occurred in the woodyard of the Stendal mill. The fire was extinguished and was confined to the wood chip storage bunkers and associated conveying systems. The Company is currently completing a detailed assessment of damage and required repairs and developing a restart plan. Until such assessment and plan, there can be no assurance as to when the mill will recommence operations.

The Company maintains property and business interruption insurance for the Stendal mill and we expect the property damage and business interruption will be covered by such insurance, subject to customary deductibles and limits. As of July 1, 2022, the estimated damaged inventory had a net book value of approximately $1,800 and the damaged conveying systems had a net book value of approximately $1,200.

(b)

On July 22, 2022, the Company announced that it has entered into an agreement to acquire all of the outstanding shares of Wood Holdco GmbH the parent company of Holzindustrie Torgau ("HIT") for consideration of €270 million (approximately $275,400), inclusive of net working capital of approximately €43 million (approximately $43,900) (the "Transaction"). HIT owns and operates an integrated timber processing facility with wood pallets, biofuels, lumber and energy production. The Transaction is subject to customary closing conditions, including receipt of requisite regulatory anti-trust approvals, and is expected to close in the third or early fourth quarter of 2022.

The Company intends to satisfy payment of the purchase price using existing cash on hand and/or the revolving credit facilities.

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

In this document: (i) unless the context otherwise requires, references to “we”, “our”, “us”, the “Company” or “Mercer” mean Mercer International Inc. and its subsidiaries; (ii) references to “Mercer Inc.” mean the Company excluding its subsidiaries; (iii) information is provided as of June 30, 2022, unless otherwise stated; (iv) our reporting currency is dollars and references to “€” mean euros and “C$” mean Canadian dollars; (v) “ADMTs” refers to air-dried metric tonnes; (vi) “NBSK” refers to northern bleached softwood kraft; (vii) “NBHK” refers to northern bleached hardwood kraft; (viii) “MW” refers to megawatts and “MWh” refers to megawatt hours; (ix) “Mfbm” refers to thousand board feet of lumber and “MMfbm” mean million board feet of lumber; and (x) our lumber metrics are converted from cubic meters to Mfbm using a conversion ratio of 1.6 cubic meters to one Mfbm, which is the ratio commonly used in the industry.

Due to rounding, numbers presented throughout this report may not add up precisely to totals we provide and percentages may not precisely reflect the absolute figure.

The following discussion and analysis of our results of operations and financial condition for the three and six months ended June 30, 2022 should be read in conjunction with our Interim Consolidated Financial Statements and related notes included in this quarterly report, as well as our most recent annual report on Form 10-K for the fiscal year ended December 31, 2021 filed with the Securities and Exchange Commission, referred to as the “SEC”.

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

Current Market Environment

In the second quarter of 2022, we had strong pulp sales realizations and record quarterly lumber and energy revenues. Strong pulp sales realizations were primarily driven by low customer inventory levels. Our lumber revenues benefitted from higher sales realizations in the European market which more than offset lower sales realizations in the U.S. market. Energy revenues continued to benefit from both strong demand and higher prices in Germany and in the second quarter of 2022 prices were double those of the comparable quarter of 2021. Our German mills currently sell their surplus energy at applicable market rates and two of them can also elect to sell their surplus power at stipulated rates if circumstances so warrant.

As we move into the third quarter, we expect stable pulp prices as a result of low customer inventory levels and supply constraints. We expect lumber prices in the United States to be generally stable and prices in Europe to decline from the second quarter but remain at historically attractive levels in both markets. Further, we expect continued strong energy demand and prices in Germany in the third quarter of 2022.

As of June 30, 2022, third party industry quoted NBSK list prices in Europe and North America were approximately $1,485 per ADMT and $1,805 per ADMT, respectively and NBSK net prices in China were approximately $1,008 per ADMT. Prices for China are net of discounts, allowances and rebates.

FORM 10-Q

QUARTERLY REPORT - PAGE 22

Partially offsetting the higher sales realizations was the negative impact of inflationary pressures that increased our key production costs like fiber, energy and chemicals in the second quarter of 2022. We anticipate that the inflationary pressures we experienced in the first half of 2022 will continue to impact our business in the third quarter of 2022.

In July 2022 our Stendal mill had a fire in its woodyard which did not damage the mill's operations. We have now restarted the mill and are ramping up its production. We have implemented a work around chip in-feed process which is designed to let the mill operate at about 80% of capacity. We expect the planning and installation of replacement equipment will take several months.

We maintain property and business interruption insurance for the Stendal pulp mill and we expect the property damage and business interruption will be covered by such insurance, subject to customary deductibles and limits.

While many countries globally have eased pandemic restrictions as a result of the global roll-out of vaccines, health risks from COVID-19 variants are ongoing. Consequently, we will maintain the necessary measures and procedures put in place to protect our people and allow us to operate our business safely and efficiently.

FORM 10-Q

QUARTERLY REPORT - PAGE 23

Summary Financial Highlights

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands, other than per share amounts)
Statement of Operations Data
Pulp segment revenues	$460,304	$310,249	$946,235	$650,005
Wood products segment revenues	104,690	90,439	205,723	161,426
Corporate and other revenues	7,332	1,144	13,109	3,121
Total revenues	$572,326	$401,832	$1,165,067	$814,552

Pulp segment operating income	$75,471	$13,338	$161,707	$38,634
Wood products segment operating income	45,853	42,314	86,332	70,291
Corporate and other operating loss	(7,293)	(3,816)	(11,657)	(6,060)
Total operating income	$114,031	$51,836	$236,382	$102,865

Pulp segment depreciation and amortization	$27,001	$27,967	$54,685	$55,013
Wood products segment depreciation and amortization	3,234	3,748	6,871	7,471
Corporate and other depreciation and amortization	793	240	1,588	438
Total depreciation and amortization	$31,028	$31,955	$63,144	$62,922

Operating EBITDA(1)	$145,059	$83,791	$299,526	$165,787
Loss on early extinguishment of debt	$—	$—	$—	$(30,368)	(2)
Income tax provision	$(34,126)	$(10,685)	$(58,362)	$(13,383)
Net income	$71,372	$21,415	$160,269	$27,348
Net income per common share
Basic	$1.08	$0.32	$2.43	$0.41
Diluted	$1.07	$0.32	$2.41	$0.41
Common shares outstanding at period end	66,167	66,037	66,167	66,037

(1)	The following table provides a reconciliation of net income to operating income and Operating EBITDA for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Net income	$71,372	$21,415	$160,269	$27,348
Income tax provision	34,126	10,685	58,362	13,383
Interest expense	17,332	17,130	34,796	36,149
Loss on early extinguishment of debt	—	—	—	30,368
Other expense (income)	(8,799)	2,606	(17,045)	(4,383)
Operating income	114,031	51,836	236,382	102,865
Add: Depreciation and amortization	31,028	31,955	63,144	62,922
Operating EBITDA	$145,059	$83,791	$299,526	$165,787

(2)	Redemption of 6.5% senior notes due 2024 (the “2024 Senior Notes”) and 7.375% senior notes due 2025 (the “2025 Senior Notes”).

FORM 10-Q

QUARTERLY REPORT - PAGE 24

Selected Production, Sales and Other Data

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Pulp Segment
Pulp production ('000 ADMTs)
NBSK	418.3	355.1	853.8	752.0
NBHK	51.6	4.5	108.4	86.1
Annual maintenance downtime ('000 ADMTs)	54.2	173.1	54.2	210.9
Annual maintenance downtime (days)	43	117	43	144
Pulp sales ('000 ADMTs)
NBSK	405.7	330.4	910.8	749.1
NBHK	65.8	30.3	115.8	99.4
Average NBSK pulp prices ($/ADMT)(1)
Europe	1,437	1,288	1,383	1,163
China	1,008	962	954	922
North America	1,743	1,598	1,635	1,450
Average NBHK pulp prices ($/ADMT)(1)
China	815	767	742	729
North America	1,517	1,297	1,414	1,158
Average pulp sales realizations ($/ADMT)(2)
NBSK	890	830	847	739
NBHK	843	672	780	566
Energy production ('000 MWh)(3)	496.6	362.0	1,028.1	881.1
Energy sales ('000 MWh)(3)	199.3	130.9	394.0	332.0
Average energy sales realizations ($/MWh)(3)	186	90	186	94

Wood Products Segment
Lumber production (MMfbm)	112.2	116.7	227.8	234.5
Lumber sales (MMfbm)	111.0	109.3	220.9	217.5
Average lumber sales realizations ($/Mfbm)	867	789	854	706
Energy production and sales ('000 MWh)	25.5	21.0	50.0	37.3
Average energy sales realizations ($/MWh)	198	128	205	129

Average Spot Currency Exchange Rates
$ / €(4)	1.0646	1.2050	1.0929	1.2048
$ / C$(4)	0.7836	0.8142	0.7866	0.8026

(1)	Source: RISI pricing report. Europe and North America are list prices. China are net prices which include discounts, allowances and rebates.
(2)	Sales realizations after customer discounts, rebates and other selling concessions. Incorporates the effect of pulp price variations occurring between the order and shipment dates.
(3)	Does not include our 50% joint venture interest in the Cariboo mill, which is accounted for using the equity method.
(4)	Average Federal Reserve Bank of New York Noon Buying Rates over the reporting period.

Consolidated – Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021

Total revenues in the second quarter of 2022 increased by approximately 42% to $572.3 million from $401.8 million in the same quarter of 2021 primarily due to higher pulp sales volumes and higher pulp, energy and lumber sales realizations.

In the second quarter of 2022, our energy and chemical revenues increased to $47.8 million from $16.9 million in the same quarter of 2021 primarily as a result of higher energy prices in Germany, which were double those in the same quarter of 2021.

FORM 10-Q

QUARTERLY REPORT - PAGE 25

Costs and expenses in the second quarter of 2022 increased by approximately 31% to $458.3 million from $350.0 million in the second quarter of 2021 primarily due to higher pulp sales volumes and driven by inflationary pressure on our key production costs such as fiber, energy and chemicals and also freight costs. Such cost increases were partially offset by the positive impact of a stronger dollar on our euro and Canadian dollar denominated costs and expenses.

In the second quarter of 2022, cost of sales depreciation and amortization decreased to $31.0 million from $31.9 million in the same quarter of 2021 due to the positive impact of a stronger dollar.

Selling, general and administrative expenses increased to $23.6 million in the second quarter of 2022 from $20.2 million in the same quarter of 2021 primarily due to higher employee compensation.

In the second quarter of 2022, our operating income increased to $114.0 million from $51.8 million in the same quarter of 2021 primarily due to higher sales realizations, the positive impact of a stronger dollar and higher pulp sales volumes partially offset by higher per unit fiber and other production costs.

Interest expense in the second quarter of 2022 modestly increased to $17.3 million from $17.1 million in the same quarter of 2021.

In the second quarter of 2022, other income was $8.8 million compared to an expense of $2.6 million in the same quarter of 2021. Other income in the second quarter of 2022 is primarily due to foreign exchange gains, caused by a stronger dollar, on dollar denominated cash balances held at our operations. Other expense in the same quarter of the prior year is primarily due to foreign exchange losses, caused by a weaker dollar, on dollar denominated cash balances held at our operations.

During the second quarter of 2022, we had an income tax provision of $34.1 million or an effective tax rate of 32% and in the comparative quarter of 2021, we had an income tax provision of $10.7 million or an effective tax rate of 33%.

For the second quarter of 2022, our net income was $71.4 million, or $1.08 per basic share and $1.07 per diluted share, compared to net income of $21.4 million, or $0.32 per share in the same quarter of the prior year.

In the second quarter of 2022, Operating EBITDA increased by approximately 73% to $145.1 million from $83.8 million in the same quarter of 2021 primarily due to higher sales realizations and pulp sales volumes and the positive impact of a stronger dollar partially offset by higher per unit fiber costs and other production costs.

Operating Results by Business Segment

None of the income or loss items following operating income in our Interim Consolidated Statements of Operations are allocated to our segments, since those items are reviewed separately by management.

Pulp Segment – Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021

Selected Financial Information

	Three Months Ended June 30,
	2022	2021
	(in thousands)
Pulp revenues	$418,579	$297,191
Energy and chemical revenues	$41,725	$13,058
Depreciation and amortization	$27,001	$27,967
Operating income	$75,471	$13,338

Pulp revenues in the second quarter of 2022 increased by approximately 41% to $418.6 million from $297.2 million in the same quarter of 2021 due to both higher sales volumes and sales realizations.

FORM 10-Q

QUARTERLY REPORT - PAGE 26

Energy and chemical revenues increased to a record $41.7 million in the second quarter of 2022 from $13.1 million in the same quarter of 2021 primarily due to higher sales realizations. During the second quarter of 2022, we benefitted from strong energy demand and higher energy prices in Germany.

Total pulp production increased by approximately 31% to 469,845 ADMTs in the second quarter of 2022 from 359,553 ADMTs in the same quarter of 2021 primarily due to lower annual maintenance downtime. In the second quarter of 2022, our pulp mills had 43 days of annual maintenance downtime (approximately 54,200 ADMTs) and an additional six days (approximately 8,400 ADMTs) at our Celgar mill due to a slower than planned start up. In the comparative quarter of 2021, we had 117 days of maintenance downtime (approximately 173,100 ADMTs). In the third quarter of 2022, our pulp mills currently have scheduled 14 days of planned annual maintenance downtime (approximately 14,300 ADMTs).

We estimate that annual maintenance downtime in the current quarter of 2022 adversely impacted our operating income by approximately $47.7 million, comprised of approximately $35.4 million in direct out-of-pocket expenses and the balance in reduced production.

Total pulp sales volumes increased by approximately 31% to 471,537 ADMTs in the second quarter of 2022 from 360,768 ADMTs in the same quarter of 2021 primarily due to higher production.

In the second quarter of 2022, third party industry quoted average list prices for NBSK pulp increased from the same quarter of 2021 primarily as a result of low customer inventory levels. Average third party industry quoted list prices for NBSK pulp in Europe and North America were approximately $1,437 per ADMT and $1,743 per ADMT, respectively, in the second quarter of 2022 compared to approximately $1,288 per ADMT and $1,598 per ADMT, respectively, in the same quarter of 2021. Average third party industry quoted NBSK net prices in China were approximately $1,008 per ADMT in the second quarter of 2022 compared to approximately $962 per ADMT in the same quarter of 2021.

Prices quoted for China are net of discounts, allowances and rebates whereas quoted prices for Europe and North America are before applicable discounts, allowances and rebates.

Our average NBSK pulp sales realizations increased by approximately 7% to $890 per ADMT in the second quarter of 2022 from approximately $830 per ADMT in the same quarter of 2021.

In the second quarter of 2022 compared to the same quarter of 2021, primarily as a result of the effect of the stronger dollar on our euro and Canadian dollar denominated costs and expenses, we had a positive impact of approximately $34.9 million in operating income due to foreign exchange.

Costs and expenses in the second quarter of 2022 increased by approximately 30% to $384.8 million from $297.0 million in the second quarter of 2021 primarily due to higher pulp sales volumes, per unit fiber costs and energy, chemical and freight costs. The higher costs were partially offset by the positive impact of a stronger dollar and in the second quarter of 2022, we received German regulatory approval to reverse a wastewater fee accrual of $13.3 million as a result of completing certain capital projects.

In the second quarter of 2022 per unit fiber costs increased by approximately 32% from the same quarter of 2021 primarily due to higher per unit fiber costs for our German mills as a result of higher demand from other wood consumers such as heating pellet manufacturers. For our Canadian mills, per unit fiber costs were flat as demand remained strong in the mills' fiber baskets. We currently expect per unit fiber costs to be flat in the third quarter of 2022 with a modest increase in Germany and a modest decrease in Canada.

Transportation costs increased by approximately 73% to $43.2 million in the second quarter of 2022 from $24.9 million in the same quarter of 2021 primarily as a result of higher freight rates and pulp sales volumes.

In the second quarter of 2022, depreciation and amortization decreased to $27.0 million from $28.0 million in the same quarter of 2021 due to the positive impact of a stronger dollar.

FORM 10-Q

QUARTERLY REPORT - PAGE 27

In the second quarter of 2022, pulp segment operating income increased to $75.5 million from $13.3 million in the same quarter of 2021 primarily due to higher sales realizations and sales volumes and the positive impact of a stronger dollar, partially offset by higher per unit fiber costs and other production costs.

Wood Products Segment – Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021

Selected Financial Information

	Three Months Ended June 30,
	2022	2021
	(in thousands)
Lumber revenues	$96,268	$86,285
Energy revenues	$5,055	$2,692
Wood residual revenues	$3,367	$1,462
Depreciation and amortization	$3,234	$3,748
Operating income	$45,853	$42,314

In the second quarter of 2022, lumber revenues increased by approximately 12% to a record $96.3 million from $86.3 million in the same quarter of 2021 primarily due to higher sales realizations. In the second quarter of 2022, both European and U.S. demand was strong. The U.S. market accounted for approximately 58% of our lumber revenues and approximately 46% of our lumber sales volumes. The majority of the balance of our lumber sales were to Europe.

Energy and wood residual revenues in the second quarter of 2022 increased to $8.4 million from $4.2 million in the same quarter of 2021 primarily due to higher sales realizations. In the second quarter of 2022, increased wood residual revenues were due to higher per unit fiber prices and increased energy sales were driven by strong demand and higher energy prices in Germany.

Lumber production decreased marginally to 112.2 MMfbm in the second quarter of 2022 from 116.7 MMfbm in the same quarter of 2021.

Lumber sales volumes were generally flat at 111.0 MMfbm in the second quarter of 2022 compared to 109.3 MMfbm in the same quarter of 2021.

Average lumber sales realizations increased by approximately 10% to $867 per Mfbm in the second quarter of 2022 from approximately $789 per Mfbm in the same quarter of 2021 as we benefitted from strong sales to the U.S. market and its high prices in the first part of the quarter. Although U.S. lumber pricing decreased in the later part of the current quarter due to concerns of rising interest rates and inflationary pressures, prices were still at historically attractive levels. European lumber pricing increased in the current quarter due to steady demand with limited supply.

Fiber costs were approximately 80% of our lumber cash production costs in the second quarter of 2022. In the second quarter of 2022 per unit fiber costs increased by approximately 37% from the same quarter of 2021 as a result of both strong demand for sawlogs and the use of more green logs as producers have largely worked through the availability of lower cost beetle damaged timber. We currently expect per unit fiber costs to increase in the third quarter of 2022 due to continued strong demand.

In the second quarter of 2022, depreciation and amortization decreased to $3.2 million compared to $3.7 million in the same quarter of 2021 due to the positive impact of a stronger dollar.

Transportation costs in the second quarter of 2022 increased by approximately 45% to $12.0 million from $8.3 million in the same quarter of 2021 primarily due to higher freight rates and a higher proportion of sales to the U.S. market.

In the second quarter of 2022, our wood products segment operating income increased approximately 9% to a record $45.9 million from $42.3 million in the same quarter of 2021 primarily due to higher sales realizations partially offset by higher per unit fiber costs.

FORM 10-Q

QUARTERLY REPORT - PAGE 28

Consolidated ‑ Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021

Total revenues for the first half of 2022 increased by approximately 43% to $1,165.1 million from $814.6 million in the first half of 2021 primarily due to higher sales realizations and higher pulp sales volumes.

Costs and expenses in the first half of 2022 increased by approximately 30% to $928.7 million from $711.7 million in the first half of 2021 primarily due to higher pulp sales volumes, per unit fiber costs and energy, freight and chemical costs partially offset by the positive impact of a stronger dollar on our euro and Canadian dollar denominated costs and expenses.

In the first half of 2022, cost of sales depreciation and amortization modestly increased to $63.1 million from $62.9 million in the same period of 2021.

Selling, general and administrative expenses increased by approximately 12% to $45.8 million in the first half of 2022 from $40.8 million in the first half of 2021 primarily due to higher employee compensation.

In the first half of 2022, our operating income increased to $236.4 million from $102.9 million in the same period of 2021 primarily due to higher sales realizations and pulp sales volumes and the positive impact of a stronger dollar partially offset by higher per unit fiber costs and other production costs.

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

Interest expense in the first half of 2022 decreased to $34.8 million from $36.1 million in the same period of 2021 primarily as a result of a lower interest rate for our 2029 Senior Notes.

In the first half of 2022, other income increased to $17.0 million from $4.4 million in the same period of 2021. Other income in both periods is primarily due to foreign exchange gains, caused by a stronger dollar, on dollar denominated cash balances held at our operations.

During the first half of 2022, the provision for income taxes was $58.4 million or an effective tax rate of 27%. In the same period of 2021, the provision for income taxes was $13.4 million or an effective tax rate of 33%.

For the first half of 2022, our net income was $160.3 million, or $2.43 per basic share and $2.41 per diluted share compared to $27.3 million, or $0.41 per share, in the same period of 2021.

In the first half of 2022, Operating EBITDA increased by approximately 81% to $299.5 million from $165.8 million in the same period of 2021 primarily due to higher sales realizations and pulp sales volumes and the positive impact of a stronger dollar partially offset by higher per unit fiber costs and other production costs.

Operating Results by Business Segment

None of the income or loss items following operating income in our Interim Consolidated Statements of Operations are allocated to our segments, since those items are reviewed separately by management.

FORM 10-Q

QUARTERLY REPORT - PAGE 29

Pulp Segment ‑ Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021

Selected Financial Information

	Six Months Ended June 30,
	2022	2021
	(in thousands)
Pulp revenues	$865,490	$614,773
Energy and chemical revenues	$80,745	$35,232
Depreciation and amortization	$54,685	$55,013
Operating income	$161,707	$38,634

Pulp revenues in the first half of 2022 increased by approximately 41% to $865.5 million from $614.8 million in the same period of 2021 due to a higher sales volume and higher sales realizations.

Energy and chemical revenues increased to $80.7 million in the first half of 2022 from $35.2 million in the same period of 2021 primarily due to higher sales realizations and sales volumes.

Pulp production increased by approximately 15% to 962,133 ADMTs in the first half of 2022 from 838,052 ADMTs in the same period of 2021 primarily due to lower annual maintenance downtime at our pulp mills. In the first half of 2022, our pulp mills had 43 days of annual maintenance downtime (approximately 54,200 ADMTs) and an additional six days (approximately 8,400 ADMTs) at our Celgar mill due to a slower than planned start up. In the first half of 2021, our pulp mills had 144 days of annual maintenance downtime (approximately 210,900 ADMTs).

We estimate that annual maintenance downtime in the first half of 2022 adversely impacted our operating income by approximately $47.7 million, comprised of approximately $35.4 million in direct out-of-pocket expenses and the balance in reduced production.

Pulp sales volumes increased by approximately 21% to 1,026,572 ADMTs in the first half of 2022 from 848,446 ADMTs in the same period of 2021 primarily due to higher production.

In the first half of 2022, prices for NBSK pulp increased from the same period of 2021, largely as a result of low customer inventory levels. Average list prices for NBSK pulp in Europe and North America were approximately $1,383 per ADMT and $1,635 per ADMT, respectively in the first half of 2022 compared to approximately $1,163 per ADMT and $1,450 per ADMT, respectively, in the same period of 2021. Average NBSK net prices in China were approximately $954 per ADMT in the first half of 2022 compared to approximately $922 per ADMT in the first half of 2021.

Average NBSK pulp sales realizations increased by approximately 15% to $847 per ADMT in the first half of 2022 from approximately $739 per ADMT in the same period of 2021.

In the first half of 2022, primarily as a result of the effect of the strengthening dollar on our euro and Canadian dollar denominated costs and expenses, we recorded a positive impact of approximately $44.5 million in operating income due to foreign exchange compared to the same period of 2021.

Costs and expenses in the first half of 2022 increased by approximately 28% to $784.5 million from $611.5 million in the first half of 2021 primarily due to higher pulp sales volumes, per unit fiber costs and energy, chemical and freight costs. The higher costs were partially offset by the positive impact of a stronger dollar and in the first half of 2022, we received German regulatory approval to reverse a wastewater fee accrual of $13.3 million as a result of completing certain capital projects.

On average, in the first half of 2022 overall per unit fiber costs increased by approximately 28% from the same period of 2021 due to strong demand in our mills' fiber baskets.

Transportation costs for our pulp segment increased by approximately 49% to $91.1 million in the first half of 2022 from $61.1 million in the same period of 2021 primarily as a result of the increased use of higher cost trucking, higher freight rates and higher sales volumes.

FORM 10-Q

QUARTERLY REPORT - PAGE 30

In the first half of 2022, depreciation and amortization modestly decreased to $54.7 million from $55.0 million in the same period of 2021.

In the first half of 2022, pulp segment operating income increased to $161.7 million from $38.6 million in the same period of 2021 as higher sales realizations, higher sales volumes and the positive impact of a stronger dollar were partially offset by higher per unit fiber costs and other production costs.

Wood Products Segment ‑ Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021

Selected Financial Information

	Six Months Ended June 30,
	2022	2021
	(in thousands)
Lumber revenues	$188,634	$153,596
Energy revenues	$10,232	$4,806
Wood residual revenues	$6,857	$3,024
Depreciation and amortization	$6,871	$7,471
Operating income	$86,332	$70,291

In the first half of 2022, lumber revenues increased to $188.6 million from $153.6 million in the same period of 2021 primarily due to higher sales realizations. In the first half of 2022, both the U.S. and European markets were strong. The U.S. market accounted for approximately 59% of our lumber revenues and approximately 44% of our lumber sales volumes, while the majority of remaining sales were to Europe.

Energy and wood residual revenues increased to $17.1 million in the first half of 2022 from $7.8 million in the same period of 2021 primarily due to higher sales realizations.

Lumber production modestly decreased by approximately 3% to 227.8 MMfbm in the first half of 2022 from 234.5 MMfbm in the same period of 2021.

Average lumber sales realizations increased to $854 per Mfbm in the first half of 2022 from approximately $706 per Mfbm in the same period of 2021 primarily due to overall higher average pricing in both the European and U.S. markets. European lumber pricing increased due to steady demand with limited supply. U.S. lumber pricing increased due to strong demand at the start of the year from the housing and renovation markets before declining in the later part of the second quarter of 2022.

Fiber costs were approximately 80% of our lumber cash production costs in the first half of 2022. In the comparative period of 2021, per unit fiber costs were lower as a result of a large supply of beetle damaged wood. As producers have worked through such wood, more green wood is being harvested. In the first half of 2022 per unit fiber costs increased by approximately 46% from the same period of 2021 as a result of using more green wood and strong demand for sawlogs.

In the first half of 2022, depreciation and amortization decreased to $6.9 million from $7.5 million in the same period of 2021 primarily due to the positive impact of a stronger dollar on our euro denominated depreciation expense.

Transportation costs for our wood products segment in the first half of 2022 increased by approximately 42% to $22.9 million from $16.1 million in the same period of 2021 primarily due to higher freight rates and a higher proportion of sales to the U.S. market.

In the first half of 2022, our wood products segment operating income increased approximately 23% to $86.3 million compared to $70.3 million in the same period of 2021 primarily due to higher sales realizations partially offset by higher per unit fiber costs and higher transportation costs.

FORM 10-Q

QUARTERLY REPORT - PAGE 31

Liquidity and Capital Resources

Summary of Cash Flows

	Six Months Ended June 30,
	2022	2021
	(in thousands)
Net cash from operating activities	$223,351	$111,440
Net cash used in investing activities	(148,344)	(68,656)
Net cash from (used in) financing activities	5,189	(16,751)
Effect of exchange rate changes on cash and cash equivalents	(5,945)	(2,597)
Net increase in cash and cash equivalents	$74,251	$23,436

We operate in a cyclical industry and our operating cash flows vary accordingly. Our principal operating cash expenditures are for fiber, labor and chemicals. Working capital levels fluctuate throughout the year and are affected by maintenance downtime, changing sales patterns, seasonality and the timing of receivables and sales and the payment of payables and expenses.

Cash Flows from Operating Activities. Cash provided by operating activities was $223.4 million in the six months ended June 30, 2022 compared to $111.4 million in the comparative period of 2021. A decrease in accounts receivable provided cash of $13.4 million in the first half of 2022 and $3.9 million in the same period of 2021. An increase in inventories used cash of $15.1 million in the six months ended June 30, 2022 and $42.8 million in the same period of 2021. An increase in accounts payable and accrued expenses provided cash of $3.2 million in the first half of 2022 compared to $34.6 million in the same period of 2021.

Cash Flows from Investing Activities. Investing activities in the six months ended June 30, 2022 used cash of $148.3 million primarily related to capital expenditures of $80.3 million and our transferring $75.0 million into a six month term deposit. In the first half of 2022, capital expenditures primarily related to upgrades to the woodrooms at our Canadian mills and optimization projects at our German mills. In the first half of 2022, we received the final payment of $6.4 million of insurance proceeds for our property damage claim related to the Peace River recovery boiler. Investing activities in the six months ended June 30, 2021 used cash of $68.7 million. In the first half of 2021, capital expenditures were $87.4 million and included work on the Peace River recovery boiler, which was financed with insurance proceeds of which $20.0 million was received in the first half of 2021.

Cash Flows from Financing Activities. In the six months ended June 30, 2022, financing activities provided cash of $5.2 million. In the first half of 2022, we borrowed $17.4 million under our revolving credit facilities and received $1.1 million in government grants to partially finance innovation and greenhouse gas emission reduction capital projects at our Canadian mills. In the six months ended June 30, 2022, we paid dividends of $5.0 million. In the first half of 2021, financing activities used cash of $16.8 million. In the first half of 2021, we repaid $57.1 million of our credit facilities, received net proceeds from the Refinancing after giving effect to the Redemption of $50.4 million, paid note issuance costs of $14.4 million related to the issuance of the 2029 Senior Notes and paid $4.3 million of dividends. In the six months ended June 30, 2021, we received $8.5 million in government grants to partially finance innovation and greenhouse gas emission reduction capital projects at our Canadian mills.

FORM 10-Q

QUARTERLY REPORT - PAGE 32

Balance Sheet Data

The following table is a summary of selected financial information as of the dates indicated:

	June 30,		December 31,
	2022		2021
	(in thousands)
Cash and cash equivalents	$419,861		$345,610
Term deposit	$75,000	(1)	$—
Working capital	$895,210		$781,181
Total assets	$2,415,716		$2,351,232
Long-term liabilities	$1,389,690		$1,374,084
Total shareholders' equity	$752,122		$694,024

(1)	On April 4, 2022, we purchased a $75.0 million term deposit, which has an interest rate of 1.38% and matures on October 4, 2022.

Sources and Uses of Funds

Our principal sources of funds are cash flows from operations and cash and cash equivalents on hand. Our principal uses of funds consist of operating expenditures, capital expenditures and interest payments on our senior notes.

The following table sets out our total capital expenditures and interest expense for the periods indicated:

	Six Months Ended June 30,
	2022	2021
	(in thousands)
Capital expenditures	$80,321	$87,386	(1)
Cash paid for interest expense(2)	$33,237	$40,110
Interest expense(3)	$34,796	$36,149

(1)	Includes expenditures for the recovery boiler rebuild at the Peace River mill which were financed with insurance proceeds, of which $20.0 million was received in the first half of 2021.
(2)

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

As of June 30, 2022, we had cash, cash equivalents and a term deposit aggregating $494.9 million and approximately $276.2 million available under our revolving credit facilities and as a result aggregate liquidity of about $771.1 million.

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

QUARTERLY REPORT - PAGE 33

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

As of June 30, 2022, we were in full compliance with all of the covenants of our indebtedness.

Off-Balance Sheet Arrangements

As of June 30, 2022, we did not have any off-balance sheet arrangements (as defined in Item 303(a)(4)(ii) of Regulation S-K).

Contractual Obligations and Commitments

There were no material changes outside the ordinary course to any of our material contractual obligations during the six months ended June 30, 2022. Subsequently on July 22, 2022, we entered into an agreement to acquire all of the outstanding shares of Wood Holdco GmbH the parent company of Holzindustrie Torgau ("HIT") for consideration of €270 million (approximately $275,400), inclusive of net working capital of approximately €43 million (approximately $43,900). See Note 15 of the Consolidated Financial Statements and Notes included in this quarterly report.

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

As a result of the strengthening of the dollar versus the euro and Canadian dollar as of June 30, 2022, we recorded a net non-cash decrease of $94.5 million in the carrying value of our net assets, consisting primarily of our fixed assets denominated in euros and Canadian dollars. This non-cash decrease does not affect our net income, Operating EBITDA or cash but is reflected in our other comprehensive income (loss) and as a decrease to our total equity. As a result, our accumulated other comprehensive loss increased to $185.5 million.

Based upon the exchange rate as of June 30, 2022, the dollar has strengthened by approximately 8% against the euro and 2% against the Canadian dollar since December 31, 2021. See "Quantitative and Qualitative Disclosures about Market Risk".

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

FORM 10-Q

QUARTERLY REPORT - PAGE 34

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

Risks Related to our Business

•	Our business, financial condition and results of operations could be adversely affected by disruptions in the global and European economies caused by Russia's invasion of Ukraine;
•	the ongoing COVID-19 pandemic could materially adversely affect our business, financial position and results of operations;
•	our business is highly cyclical in nature;
•	cyclical fluctuations in the price and supply of our raw materials, particularly fiber, could adversely affect our business;
•	we face intense competition in the forest products industry;
•	our business is subject to risks associated with climate change and social and government responses thereto;
•

if we are unable to offer products certified to globally recognized forestry management and chain of custody standards or meet customers’ product specifications, it could adversely affect our ability to compete;

•	our operations require substantial capital and we may be unable to maintain adequate capital resources to provide for such capital requirements;

FORM 10-Q

QUARTERLY REPORT - PAGE 35

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

FORM 10-Q

QUARTERLY REPORT - PAGE 36

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

Demand for each of pulp and lumber has historically been determined primarily by general global macro-economic conditions and has been closely tied to overall business activity. Pulp prices have been and are likely to continue to be volatile and can fluctuate widely over time. The third party industry quoted average European list prices for NBSK pulp between 2012 and 2022 have fluctuated between a low of $760 per ADMT in 2012 to a high of $1,485 per ADMT in 2022. In the same period, third party industry quoted average North American list prices for NBHK pulp have fluctuated between a low of $700 per ADMT in 2012 to a high of $1,590 per ADMT in 2022.

FORM 10-Q

QUARTERLY REPORT - PAGE 37

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

Other than as set out below, there have been no material changes to the factors disclosed in Item 1A. Risk Factors in our annual report on Form 10-K for the fiscal year ended December 31, 2021 and our quarterly report on Form 10-Q for the quarter ended March 31, 2022:

Inflation or a sustained increase in our key production and other costs would lead to higher manufacturing costs which could reduce our margins.

Our key production input costs are for fiber, chemicals and energy. Other material costs in our business include labor and transportation. The prices for fiber and energy can be volatile, affected by inflation and can change rapidly. Additionally, our costs for chemicals and transportation are also subject to inflationary pressure. Also, our costs for service providers, contractors and labor may increase due to inflation and workplace shortages.

Continued inflationary pressures would increase our manufacturing costs. If we are unable to pass along such operating costs increases to our customers, it could reduce our margins, contribute to earnings volatility and adversely affect our results of operations.

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

101

The following financial information from the Quarterly Report on Form 10-Q for the fiscal period ended June 30, 2022 of Mercer International Inc., formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Interim Consolidated Statements of Operations; (ii) Interim Consolidated Statements of Comprehensive Income (Loss); (iii) Interim Consolidated Balance Sheets; (iv) Interim Consolidated Statements of Changes in Shareholders' Equity; (v) Interim Consolidated Statements of Cash Flows; and (vi) Notes to the Interim Consolidated Financial Statements.

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 has been formatted in Inline XBRL.

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

MERCER INTERNATIONAL INC.

By:	/s/ Juan Carlos Bueno
Juan Carlos Bueno
Chief Executive Officer

Date: July 28, 2022

FORM 10-Q

QUARTERLY REPORT - PAGE 42