Form 10-Q
period 2022-09-30
MERCER INTERNATIONAL INC.
filed 2022-10-27
CIK 1333274

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

The Registrant had 66,167,191 shares of common stock outstanding as of October 26, 2022.

PART I. FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

MERCER INTERNATIONAL INC.

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022

(Unaudited)

FORM 10-Q

QUARTERLY REPORT - PAGE 2

MERCER INTERNATIONAL INC.

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands of U.S. dollars, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues	$532,814	$469,746	$1,697,881	$1,284,298
Costs and expenses
Cost of sales, excluding depreciation and amortization	367,710	302,221	1,187,476	910,244
Cost of sales depreciation and amortization	32,122	34,294	95,223	97,175
Selling, general and administrative expenses	24,259	19,476	70,077	60,259
Operating income	108,723	113,755	345,105	216,620
Other income (expenses)
Interest expense	(17,935)	(16,882)	(52,731)	(53,031)
Loss on early extinguishment of debt	—	—	—	(30,368)
Other income	7,252	4,735	24,297	9,118
Total other expenses, net	(10,683)	(12,147)	(28,434)	(74,281)
Income before income taxes	98,040	101,608	316,671	142,339
Income tax provision	(31,294)	(32,490)	(89,656)	(45,873)
Net income	$66,746	$69,118	$227,015	$96,466
Net income per common share
Basic	$1.01	$1.05	$3.43	$1.46
Diluted	$1.00	$1.04	$3.41	$1.46
Dividends declared per common share	$0.075	$0.065	$0.225	$0.195

INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands of U.S. dollars)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income	$66,746	$69,118	$227,015	$96,466
Other comprehensive income (loss)
Gain (loss) related to defined benefit pension plans	11	(19)	(224)	984
Income tax recovery (provision)	—	—	62	(681)
Gain (loss) related to defined benefit pension plans, net of tax	11	(19)	(162)	303
Foreign currency translation adjustment	(94,781)	(42,110)	(189,323)	(59,676)
Other comprehensive loss, net of taxes	(94,770)	(42,129)	(189,485)	(59,373)
Total comprehensive income (loss)	$(28,024)	$26,989	$37,530	$37,093

See accompanying Notes to the Interim Consolidated Financial Statements.

FORM 10-Q

QUARTERLY REPORT - PAGE 3

MERCER INTERNATIONAL INC.

INTERIM CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

	September 30,	December 31,
	2022	2021
ASSETS
Current assets
Cash and cash equivalents	$287,254	$345,610
Term deposit	75,000	—
Accounts receivable, net	324,343	345,345
Inventories	385,961	356,731
Prepaid expenses and other	24,130	16,619
Total current assets	1,096,688	1,064,305
Property, plant and equipment, net	1,249,056	1,135,631
Investment in joint ventures	45,262	49,651
Amortizable intangible assets, net	57,406	47,902
Goodwill	33,037	—
Operating lease right-of-use assets	12,620	9,712
Pension asset	3,543	4,136
Other long-term assets	46,371	38,718
Deferred income tax	—	1,177
Total assets	$2,543,983	$2,351,232
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and other	$322,368	$282,307
Pension and other post-retirement benefit obligations	725	817
Total current liabilities	323,093	283,124
Long-term debt	1,339,086	1,237,545
Pension and other post-retirement benefit obligations	18,126	21,252
Operating lease liabilities	8,306	6,574
Other long-term liabilities	12,163	13,590
Deferred income tax	122,860	95,123
Total liabilities	1,823,634	1,657,208
Shareholders’ equity
Common shares $1 par value; 200,000,000 authorized; 66,167,000 issued and outstanding (2021 – 66,037,000)	66,132	65,988
Additional paid-in capital	351,438	347,902
Retained earnings	583,057	370,927
Accumulated other comprehensive loss	(280,278)	(90,793)
Total shareholders’ equity	720,349	694,024
Total liabilities and shareholders’ equity	$2,543,983	$2,351,232

Commitments and contingencies (Note 16)
Subsequent event (Note 10)

See accompanying Notes to the Interim Consolidated Financial Statements.

FORM 10-Q

QUARTERLY REPORT - PAGE 4

MERCER INTERNATIONAL INC.

INTERIM CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(Unaudited)

(In thousands of U.S. dollars)

	Common shares
	Number (thousands of shares)	Amount, at Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Three Months Ended September 30:
Balance as of June 30, 2022	66,167	$66,132	$350,224	$521,274	$(185,508)	$752,122
Stock compensation expense	—	—	1,214	—	—	1,214
Net income	—	—	—	66,746	—	66,746
Dividends declared	—	—	—	(4,963)	—	(4,963)
Other comprehensive loss	—	—	—	—	(94,770)	(94,770)
Balance as of September 30, 2022	66,167	$66,132	$351,438	$583,057	$(280,278)	$720,349

Balance as of June 30, 2021	66,037	$65,988	$347,093	$235,872	$(44,819)	$604,134
Stock compensation expense	—	—	1,005	—	—	1,005
Net income	—	—	—	69,118	—	69,118
Dividends declared	—	—	—	(4,292)	—	(4,292)
Other comprehensive loss	—	—	—	—	(42,129)	(42,129)
Balance as of September 30, 2021	66,037	$65,988	$348,098	$300,698	$(86,948)	$627,836

Nine Months Ended September 30:
Balance as of December 31, 2021	66,037	$65,988	$347,902	$370,927	$(90,793)	$694,024
Shares issued on grants of restricted shares	35	49	(49)	—	—	—
Shares issued on grants of performance share units	95	95	(95)	—	—	—
Stock compensation expense	—	—	3,680	—	—	3,680
Net income	—	—	—	227,015	—	227,015
Dividends declared	—	—	—	(14,885)	—	(14,885)
Other comprehensive loss	—	—	—	—	(189,485)	(189,485)
Balance as of September 30, 2022	66,167	$66,132	$351,438	$583,057	$(280,278)	$720,349

Balance as of December 31, 2020	65,868	$65,800	$345,696	$217,106	$(27,575)	$601,027
Shares issued on grants of restricted shares	49	68	(68)	—	—	—
Shares issued on grants of performance share units	120	120	(120)	—	—	—
Stock compensation expense	—	—	2,590	—	—	2,590
Net income	—	—	—	96,466	—	96,466
Dividends declared	—	—	—	(12,874)	—	(12,874)
Other comprehensive loss	—	—	—	—	(59,373)	(59,373)
Balance as of September 30, 2021	66,037	$65,988	$348,098	$300,698	$(86,948)	$627,836

See accompanying Notes to the Interim Consolidated Financial Statements.

FORM 10-Q

QUARTERLY REPORT - PAGE 5

MERCER INTERNATIONAL INC.

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands of U.S. dollars)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cash flows from (used in) operating activities
Net income	$66,746	$69,118	$227,015	$96,466
Adjustments to reconcile net income to cash flows from operating activities
Depreciation and amortization	32,144	34,315	95,288	97,237
Deferred income tax provision	620	5,005	15,627	7,485
Loss on early extinguishment of debt	—	—	—	30,368
Defined benefit pension plans and other post-retirement benefit plan expense	424	879	1,301	2,654
Stock compensation expense	1,214	1,005	3,680	2,590
Foreign exchange transaction gains	(11,283)	(5,721)	(24,702)	(12,361)
Other	(3,726)	(844)	(4,497)	(1,104)
Defined benefit pension plans and other post-retirement benefit plan contributions	(511)	(1,065)	(2,905)	(3,190)
Changes in working capital
Accounts receivable	(17,679)	(31,441)	(4,297)	(27,500)
Inventories	(8,803)	(39,512)	(23,870)	(82,275)
Accounts payable and accrued expenses	34,323	12,180	37,569	46,783
Other	(6,809)	(3,775)	(10,198)	(5,569)
Net cash from (used in) operating activities	86,660	40,144	310,011	151,584
Cash flows from (used in) investing activities
Purchase of property, plant and equipment	(48,554)	(38,306)	(128,875)	(125,692)
Acquisitions, net of cash acquired (Note 2)	(257,367)	(51,258)	(257,367)	(51,258)
Insurance proceeds	1,164	1,530	7,574	21,578
Purchase of term deposit	—	—	(75,000)	—
Purchase of amortizable intangible assets	(69)	(460)	(154)	(1,669)
Other	474	2,873	1,126	2,764
Net cash from (used in) investing activities	(304,352)	(85,621)	(452,696)	(154,277)
Cash flows from (used in) financing activities
Redemption of senior notes	—	—	—	(824,557)
Proceeds from issuance of senior notes	—	—	—	875,000
Proceeds from (repayment of) revolving credit facilities, net	99,065	3,967	116,503	(53,145)
Dividend payments	(4,962)	(4,293)	(9,922)	(8,582)
Payment of debt issuance costs	(1,849)	(69)	(3,033)	(14,483)
Proceeds from government grants	—	361	1,067	8,893
Payment of finance lease obligations	(1,640)	(2,227)	(8,246)	(5,763)
Other	(27)	(27)	(593)	3,598
Net cash from (used in) financing activities	90,587	(2,288)	95,776	(19,039)
Effect of exchange rate changes on cash and cash equivalents	(5,502)	1,961	(11,447)	(636)
Net decrease in cash and cash equivalents	(132,607)	(45,804)	(58,356)	(22,368)
Cash and cash equivalents, beginning of period	419,861	384,534	345,610	361,098
Cash and cash equivalents, end of period	$287,254	$338,730	$287,254	$338,730

Supplemental cash flow disclosure:
Cash paid for interest	$32,107	$32,095	$65,344	$72,205
Cash paid for income taxes	$8,858	$9,039	$69,351	$14,174
Supplemental schedule of non-cash investing and financing activities:
Leased production and other equipment	$—	$2,215	$—	$25,394

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

Note 2. Acquisition of Holzindustrie Torgau KG ("HIT")

On September 30, 2022, the Company acquired all of the issued and outstanding shares of the parent company of HIT for consideration of €270.0 million ($263,196) cash. The acquisition results in 100% ownership of a timber processing and value-add pallet production facility in Torgau, Germany and a wood processing facility in Dahlen, Germany that produces garden products. The acquisition of HIT expands the Company’s solid wood business and further diversifies the Company’s product offerings.

FORM 10-Q

QUARTERLY REPORT - PAGE 7

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Note 2. Acquisition of Holzindustrie Torgau (“HIT”) (continued)

The following summarizes the Company’s preliminary allocation of the purchase price to the estimated fair value of the assets acquired and liabilities assumed on the acquisition date:

Purchase Price Allocation
Cash	$5,829
Accounts receivable	13,632
Inventories	50,900
Other current assets	2,760
Property, plant and equipment	203,849
Amortizable intangible asset, order backlog (a)	16,020
Goodwill (b)	33,037
Other long-term assets	3,934
Total assets acquired	329,961
Accounts payable and other current liabilities	(38,907)
Deferred income tax	(25,370)
Other long-term liabilities	(2,488)
Total liabilities assumed	(66,765)
Net assets acquired	$263,196

(a)	The order backlog will be realized within one year of the acquisition.

(b)	The goodwill is primarily for expected synergies from combining the operations of HIT with the Company’s existing German operations. The goodwill is not deductible for tax purposes.

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

HIT is a business under GAAP, accordingly the Company began consolidating its results of operations, financial position and cash flows in the consolidated financial statements as of the acquisition date. The amount of HIT’s revenues and net income included in the Interim Consolidated Statements of Operations for the three and nine month periods ended September 30, 2022 was $nil. In the three and nine month periods ended September 30, 2022, $1,707 of acquisition related costs were recognized in “Selling, general and administrative expenses” in the Interim Consolidated Statements of Operations.

The following unaudited pro forma information represents the Company’s results of operations as if the acquisition of HIT had occurred on January 1, 2021. This pro forma information does not purport to be indicative of the results that would have occurred for the periods presented or that may be expected in the future.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues	$612,070	$549,641	$1,949,215	$1,482,063
Net income	$83,237	$90,331	$276,485	$122,292

The unaudited pro forma information had no material nonrecurring adjustments directly attributable to the acquisition.

FORM 10-Q

QUARTERLY REPORT - PAGE 8

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Note 3. Business Interruption Insurance

In July 2022, a fire occurred in the woodyard of the Stendal mill. In September 2022, the Company received written confirmation from the insurance provider that the business interruption insurance claim related to the fire is covered and the insurance provider paid an initial nonrefundable payment of €2.0 million ($1,981). The Company also received €1.1 million ($1,164) for property insurance related to the fire. The business interruption and property insurance proceeds have been recorded in “Cost of sales, excluding depreciation and amortization” in the Interim Consolidated Statements of Operations.

Note 4. Term Deposit

On April 4, 2022, the Company purchased a $75,000 term deposit, which was classified as held to maturity and reported at cost. The term deposit had an annual interest rate of 1.38% and matured on October 4, 2022. The proceeds were held as cash.

Note 5. Inventories

Inventories as of September 30, 2022 and December 31, 2021, were comprised of the following:

	September 30,	December 31,
	2022	2021
Raw materials	$136,833	$106,434
Finished goods	133,324	140,829
Spare parts and other	115,804	109,468
	$385,961	$356,731

Note 6. Accounts Payable and Other

Accounts payable and other as of September 30, 2022 and December 31, 2021, was comprised of the following:

	September 30,	December 31,
	2022	2021
Trade payables	$87,064	$58,451
Accrued expenses	86,874	76,409
Interest payable	11,220	26,506
Income tax payable	77,423	56,241
Payroll-related accruals	26,763	20,707
Wastewater fee (a)	7,406	19,248
Finance lease liability	6,830	8,467
Operating lease liability	4,365	3,192
Government grants (b)	2,599	7,302
Other	11,824	5,784
	$322,368	$282,307

(a)	The Company is required to pay certain fees based on wastewater emissions at its German mills. Accrued fees can be reduced upon the mills’ demonstration of reduced wastewater emissions.

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

FORM 10-Q

QUARTERLY REPORT - PAGE 9

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Note 7. Debt

Debt as of September 30, 2022 and December 31, 2021, was comprised of the following:

		September 30,	December 31,
	Maturity	2022	2021
Senior notes (a)
5.500% senior notes	2026	$300,000	$300,000
5.125% senior notes	2029	875,000	875,000

Credit arrangements
€300 million German joint revolving credit facility (b)	2027	97,480	—
C$160 million Canadian joint revolving credit facility (c)	2027	38,666	—
C$60 million Peace River revolving credit facility (c)		—	22,874
C$60 million Celgar revolving credit facility (c)		—	—
€2.6 million demand loan (d)		—	—

Finance lease liability		48,742	64,041
		1,359,888	1,261,915
Less: unamortized senior note issuance costs		(13,972)	(15,903)
Less: finance lease liability due within one year		(6,830)	(8,467)
		$1,339,086	$1,237,545

The maturities of the principal portion of the senior notes and credit arrangements as of September 30, 2022 were as follows:

Senior Notes and Credit Arrangements
2022	$—
2023	—
2024	—
2025	—
2026	300,000
Thereafter	1,011,146
$1,311,146

Certain of the Company's debt instruments were issued under agreements which, among other things, may limit its ability and the ability of its subsidiaries to make certain payments, including dividends. These limitations are subject to specific exceptions. As of September 30, 2022, the Company was in compliance with the terms of its debt agreements.

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

(b)

In September 2022, the Company’s German mills entered into a new €300.0 million joint revolving credit facility that matures in September 2027. The new facility replaces the €200.0 million joint revolving credit facility. Borrowings under the new facility are unsecured and bear interest at Euribor plus a variable margin ranging from 1.30% to 2.25% dependent on conditions including but not limited to a prescribed leverage ratio. The new facility is sustainability linked whereby the interest rate margin is subject to upward or downward adjustments of up to 0.05% per annum if the Company achieves, or fails to achieve, certain specified sustainability targets. As of September 30, 2022, approximately €100.0 million ($97,480) of this facility was drawn and accruing interest at a rate of 2.022%, approximately €13.5 million ($13,191) of this facility was supporting bank guarantees and approximately €186.5 million ($181,769) was available.

(c)

A C$160.0 million joint revolving credit facility for the Celgar mill, Peace River mill and certain other Canadian subsidiaries that matures in January 2027. The facility is available by way of: (i) Canadian denominated advances, which bear interest at a designated prime rate per annum; (ii) banker’s acceptance equivalent loans, which bear interest at the applicable Canadian dollar banker’s acceptance plus 1.20% to 1.45% per annum; (iii) dollar denominated base rate advances at the greater of the federal funds rate plus 0.50%, an Adjusted Term SOFR for a one month tenor plus 1.00% and the bank’s applicable reference rate for U.S. dollar loans; and (iv) dollar SOFR advances, which bear interest at Adjusted Term SOFR plus 1.20% to 1.45% per annum. As of September 30, 2022, approximately C$53.0 million ($38,666) of this facility was drawn and accruing interest at a rate of 4.995%, approximately C$1.3 million ($958) was supporting letters of credit and approximately C$105.7 million ($77,104) was available.

The facility replaced the Peace River and Celgar C$60.0 million revolving credit facilities.

(d)

A €2.6 million demand loan for the Rosenthal mill that does not have a maturity date. Borrowings under this facility are unsecured and bear interest at the three-month Euribor plus 2.50%. As of September 30, 2022, approximately €2.6 million ($2,488) of this facility was supporting bank guarantees and approximately $nil was available.

FORM 10-Q

QUARTERLY REPORT - PAGE 11

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Note 8. Pension and Other Post-Retirement Benefit Obligations

Defined Benefit Plans

Pension benefits are based on employees' earnings and years of service. The defined benefit plans are funded by contributions from the Company based on actuarial estimates and statutory requirements. The components of the net benefit costs for the Celgar and Peace River defined benefit plans, in aggregate for the three and nine month periods ended September 30, 2022 and 2021 were as follows:

	Three Months Ended September 30,
	2022		2021
	Pension	Other Post- Retirement Benefits	Pension	Other Post- Retirement Benefits
Service cost	$885	$47	$981	$76
Interest cost	936	102	876	98
Expected return on plan assets	(1,445)	—	(1,123)	—
Amortization of unrecognized items	72	(173)	168	(197)
Net benefit costs	$448	$(24)	$902	$(23)

	Nine Months Ended September 30,
	2022		2021
	Pension	Other Post- Retirement Benefits	Pension	Other Post- Retirement Benefits
Service cost	$2,703	$145	$2,962	$228
Interest cost	2,858	312	2,647	294
Expected return on plan assets	(4,381)	—	(3,392)	—
Amortization of unrecognized items	191	(527)	509	(594)
Net benefit costs	$1,371	$(70)	$2,726	$(72)

The components of the net benefit costs other than service cost are recorded in "Other income" in the Interim Consolidated Statements of Operations. The amortization of unrecognized items relates to actuarial losses (gains) and prior service costs.

Defined Contribution Plan

Effective December 31, 2008, the defined benefit plans at the Celgar mill were closed to new members and the service accrual ceased. Effective January 1, 2009, the members began to receive pension benefits, at a fixed contractual rate, under a new defined contribution plan. During the three and nine month periods ended September 30, 2022, the Company made contributions of $405 and $1,066, respectively to this plan (2021 – $226 and $921).

Multiemployer Plan

The Company participates in a multiemployer plan for the hourly-paid employees at the Celgar mill. The contributions to the plan are determined based on a percentage of pensionable earnings pursuant to a collective bargaining agreement. The Company has no current or future contribution obligations in excess of the contractual contributions. During the three and nine month periods ended September 30, 2022, the Company made contributions of $175 and $1,824, respectively to this plan (2021 – $625 and $1,949).

FORM 10-Q

QUARTERLY REPORT - PAGE 12

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Note 9. Income Taxes

Differences between the U.S. Federal statutory and the Company's effective tax rates for the three and nine month periods ended September 30, 2022 and 2021, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
U.S. Federal statutory rate	21%	21%	21%	21%
U.S. Federal statutory rate on income before income taxes	$(20,566)	$(21,337)	$(66,481)	$(29,891)
Tax differential on foreign income	(7,911)	(7,309)	(27,961)	(16,689)
Effect of foreign earnings (a)	(1,274)	1,965	(3,377)	(4,655)
Valuation allowance (b)	695	(1,073)	1,143	(12,025)
Foreign exchange on settlement of debt	(30)	—	2,994	—
Tax benefit of partnership structure	783	783	2,349	2,349
Non-taxable foreign subsidies	703	733	2,064	2,224
True-up of prior year taxes	(2,059)	2,294	(465)	5,418
Annual effective tax rate adjustment	(3,000)	(9,000)	2,000	9,000
Other, net	1,365	454	(1,922)	(1,604)
Income tax provision	$(31,294)	$(32,490)	$(89,656)	$(45,873)
Comprised of:
Current income tax provision	$(30,674)	$(27,485)	$(74,029)	$(38,388)
Deferred income tax provision	(620)	(5,005)	(15,627)	(7,485)
Income tax provision	$(31,294)	$(32,490)	$(89,656)	$(45,873)

(a)	Primarily relates to the impact of the global intangible low-taxed income provision in the Tax Cuts and Jobs Act of 2017.

(b)	Primarily relates to taxable losses and denied interest expense.

Note 10. Shareholders' Equity

Dividends

During the nine month period ended September 30, 2022, the Company’s board of directors declared the following quarterly dividends:

Date Declared	Dividend Per Common Share	Amount
February 17, 2022	$0.075	$4,960
April 28, 2022	0.075	4,962
July 28, 2022	0.075	4,963
	$0.225	$14,885

On October 27, 2022, the Company's board of directors declared a quarterly dividend of $0.075 per common share. Payment of the dividend will be made on December 29, 2022 to all shareholders of record on December 21, 2022. Future dividends are subject to approval by the board of directors and may be adjusted as business and industry conditions warrant.

FORM 10-Q

QUARTERLY REPORT - PAGE 13

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Note 10. Shareholders' Equity (continued)

Stock Based Compensation

In May 2022, the Company adopted an amended and restated stock incentive plan (the “2022 Plan”) which provides for options, restricted stock units (“RSUs” which under the prior plan were called “restricted stock rights”), deferred stock units (“DSUs”), restricted shares, performance shares, performance share units (“PSUs”), and stock appreciation rights to be awarded to employees, consultants and non-employee directors. The 2022 Plan replaced the Company’s 2010 stock incentive plan (the “2010 Plan”). However, the 2010 Plan will govern prior awards until all awards granted under the 2010 Plan have been exercised, forfeited, cancelled, expired, or otherwise terminated in accordance with the terms thereof. The Company may grant up to a maximum of 2.5 million common shares under the 2022 Plan, plus the number of common shares remaining available for grant pursuant to the 2010 Plan.

During the three and nine month periods ended September 30, 2022, there were no issued and outstanding options, performance shares or stock appreciation rights. As of September 30, 2022, after factoring in all allocated shares, there remain approximately 2.8 million common shares available for grant.

PSUs

PSUs comprise rights to receive common shares at a future date that are contingent on the Company and the grantee achieving certain performance objectives. The performance objective period is generally three years.

The following table summarizes PSU activity during the period:

Number of PSUs
Outstanding as of January 1, 2022	2,754,472
Granted	1,678,070
Vested and issued	(94,940)
Forfeited	(872,172)
Outstanding as of September 30, 2022	3,465,430

Restricted Shares, RSUs and DSUs,

Restricted shares, RSUs and DSUs generally vest at the end of one year. The fair value is determined based upon the number of shares or units granted and the quoted price of the Company’s common shares on the date of grant.

The following table summarizes restricted share, RSU and DSU activity during the period:

	Number of Restricted Shares	Number of RSUs	Number of DSUs
Outstanding as of January 1, 2022	49,195	—	—
Granted	34,699	50,000	15,856
Vested	(49,195)	—	—
Outstanding as of September 30, 2022	34,699	50,000	15,856

FORM 10-Q

QUARTERLY REPORT - PAGE 14

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Note 11. Net Income Per Common Share

The reconciliation of basic and diluted net income per common share for the three and nine month periods ended September 30, 2022 and 2021 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income
Basic and diluted	$66,746	$69,118	$227,015	$96,466

Net income per common share
Basic	$1.01	$1.05	$3.43	$1.46
Diluted	$1.00	$1.04	$3.41	$1.46

Weighted average number of common shares outstanding:
Basic (a)	66,132,492	65,988,357	66,089,104	65,929,712
Effect of dilutive instruments:
PSUs	432,142	317,674	415,818	318,404
Restricted shares	5,254	—	19,689	31,561
RSUs	12,971	—	8,060	—
DSUs	6,115	—	2,038	—
Diluted	66,588,974	66,306,031	66,534,709	66,279,677

(a)

For the three and nine month periods ended September 30, 2022, the weighted average number of common shares outstanding excludes 34,699 restricted shares which have been granted, but have not vested as of September 30, 2022 (2021 – 49,195 restricted shares).

The calculation of diluted net income per common share does not assume the exercise of any instruments that would have an anti-dilutive effect on net income per common share. For the three and nine month periods ended September 30, 2022 and 2021 there were no anti-dilutive instruments.

FORM 10-Q

QUARTERLY REPORT - PAGE 15

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Note 12. Accumulated Other Comprehensive Loss

The change in the accumulated other comprehensive loss by component (net of tax) for the three and nine month periods ended September 30, 2022 and 2021 was as follows:

	Foreign Currency Translation Adjustment	Defined Benefit Pension and Other Post-Retirement Benefit Items	Total
Three months Ended September 30:
Balance as of June 30, 2022	$(192,059)	$6,551	$(185,508)
Other comprehensive income (loss) before reclassifications	(94,781)	112	(94,669)
Amounts reclassified	—	(101)	(101)
Other comprehensive income (loss)	(94,781)	11	(94,770)
Balance as of September 30, 2022	$(286,840)	$6,562	$(280,278)

Balance as of June 30, 2021	$(37,144)	$(7,675)	$(44,819)
Other comprehensive income (loss) before reclassifications	(42,110)	10	(42,100)
Amounts reclassified	—	(29)	(29)
Other comprehensive loss	(42,110)	(19)	(42,129)
Balance as of September 30, 2021	$(79,254)	$(7,694)	$(86,948)

Nine months Ended September 30:
Balance as of December 31, 2021	$(97,517)	$6,724	$(90,793)
Other comprehensive income (loss) before reclassifications	(189,323)	174	(189,149)
Amounts reclassified	—	(336)	(336)
Other comprehensive loss	(189,323)	(162)	(189,485)
Balance as of September 30, 2022	$(286,840)	$6,562	$(280,278)

Balance as of December 31, 2020	$(19,578)	$(7,997)	$(27,575)
Other comprehensive income (loss) before reclassifications	(59,676)	388	(59,288)
Amounts reclassified	—	(85)	(85)
Other comprehensive income (loss)	(59,676)	303	(59,373)
Balance as of September 30, 2021	$(79,254)	$(7,694)	$(86,948)

Note 13. Related Party Transactions

The Company enters into related party transactions with its joint ventures. For the three and nine month periods ended September 30, 2022, pulp purchases from the Company's 50% owned Cariboo mill, which are transacted at the Cariboo mill's cost, were $28,550 and $79,817, respectively (2021 – $21,136 and $69,331) and as of September 30, 2022, the Company had a payable balance to the Cariboo mill of $4,348 (December 31, 2021 – receivable of $5,688). For the three and nine month periods ended September 30, 2022, services from the Company's 50% owned logging and chipping operation, which are transacted at arm's length negotiated prices, were $3,092 and $10,348, respectively (2021 – $2,646 and $7,880) and as of September 30, 2022, the Company had a receivable balance from the operation of $216 (December 31, 2021 – payable of $2,400).

FORM 10-Q

QUARTERLY REPORT - PAGE 16

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Note 14. Segment Information

The Company is managed based on the primary products it manufactures: pulp and solid wood. Accordingly, the Company's four pulp mills and its 50% interest in the Cariboo pulp mill are aggregated into the pulp segment. The Friesau sawmill, the HIT facilities and the cross-laminated timber ("CLT") facility are aggregated into the solid wood segment. Historically the CLT facility was included in corporate and other, but concurrent with the acquisition of HIT on September 30, 2022, the Company reorganized its operating and management structure which included having the CLT facility now being overseen by the same chief operating decision maker as the Friesau sawmill and HIT facilities. The classification of the CLT facility within the solid wood segment has been reflected retrospectively. The Company's sandalwood business is included in corporate and other as it does not meet the criteria to be reported as separate reportable segment.

None of the income or loss items following operating income in the Company's Interim Consolidated Statements of Operations are allocated to the segments, as those items are reviewed separately by management.

Information about certain segment data for the three and nine month periods ended September 30, 2022 and 2021, was as follows:

Three Months Ended September 30, 2022	Pulp	Solid Wood	Corporate and Other	Consolidated
Revenues from external customers	$456,657	$74,266	$1,891	$532,814
Operating income (loss)	$109,985	$2,896	$(4,158)	$108,723
Depreciation and amortization	$28,174	$3,733	$237	$32,144
Revenues by major products
Pulp	$395,459	$—	$—	$395,459
Lumber	—	61,444	—	61,444
Energy and chemicals	61,198	8,111	1,891	71,200
Wood residuals	—	4,711	—	4,711
Total revenues	$456,657	$74,266	$1,891	$532,814
Revenues by geographical markets (a)
U.S.	$70,029	$36,702	$577	$107,308
Foreign countries
Germany	142,607	21,265	—	163,872
China	102,158	277	—	102,435
Other countries	141,863	16,022	1,314	159,199
	386,628	37,564	1,314	425,506
Total revenues	$456,657	$74,266	$1,891	$532,814

(a)	Sales are attributed to countries based on the ship-to location provided by the customer.

FORM 10-Q

QUARTERLY REPORT - PAGE 17

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Note 14. Segment Information (continued)

Three Months Ended September 30, 2021	Pulp	Solid Wood	Corporate and Other	Consolidated
Revenues from external customers	$396,743	$70,723	$2,280	$469,746
Operating income (loss)	$99,918	$17,949	$(4,112)	$113,755
Depreciation and amortization	$29,982	$4,025	$308	$34,315
Revenues by major products
Pulp	$374,287	$—	$—	$374,287
Lumber	—	67,605	—	67,605
Energy and chemicals	22,456	1,801	2,280	26,537
Wood residuals	—	1,317	—	1,317
Total revenues	$396,743	$70,723	$2,280	$469,746
Revenues by geographical markets (a)
U.S.	$48,627	$26,812	$975	$76,414
Foreign countries
Germany	125,149	18,726	—	143,875
China	100,174	412	—	100,586
Other countries	122,793	24,773	1,305	148,871
	348,116	43,911	1,305	393,332
Total revenues	$396,743	$70,723	$2,280	$469,746

(a)	Sales are attributed to countries based on the ship-to location provided by the customer.

Nine Months Ended September 30, 2022	Pulp	Solid Wood	Corporate and Other	Consolidated
Revenues from external customers	$1,402,892	$290,048	$4,941	$1,697,881
Operating income (loss)	$271,692	$84,923	$(11,510)	$345,105
Depreciation and amortization	$82,859	$11,719	$710	$95,288
Total assets (a)	$1,669,886	$559,567	$314,530	$2,543,983
Revenues by major products
Pulp	$1,260,949	$—	$—	$1,260,949
Lumber	—	260,137	—	260,137
Energy and chemicals	141,943	18,343	4,941	165,227
Wood residuals	—	11,568	—	11,568
Total revenues	$1,402,892	$290,048	$4,941	$1,697,881
Revenues by geographical markets (b)
U.S.	$177,144	$157,169	$1,023	$335,336
Foreign countries
Germany	429,269	67,684	—	496,953
China	342,513	629	—	343,142
Other countries	453,966	64,566	3,918	522,450
	1,225,748	132,879	3,918	1,362,545
Total revenues	$1,402,892	$290,048	$4,941	$1,697,881

(a)

Total assets for the pulp segment includes the Company's $45,262 investment in joint ventures, primarily for the Cariboo mill. Total assets for the solid wood segment includes $33,037 of goodwill from the acquisition of HIT.

(b)	Sales are attributed to countries based on the ship-to location provided by the customer.

FORM 10-Q

QUARTERLY REPORT - PAGE 18

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Note 14. Segment Information (continued)

Nine Months Ended September 30, 2021	Pulp	Solid Wood	Corporate and Other	Consolidated
Revenues from external customers	$1,046,748	$232,149	$5,401	$1,284,298
Operating income (loss)	$138,552	$88,240	$(10,172)	$216,620
Depreciation and amortization	$84,995	$11,496	$746	$97,237
Revenues by major products
Pulp	$989,060	$—	$—	$989,060
Lumber	—	221,201	—	221,201
Energy and chemicals	57,688	6,607	5,401	69,696
Wood residuals	—	4,341	—	4,341
Total revenues	$1,046,748	$232,149	$5,401	$1,284,298
Revenues by geographical markets (a)
U.S.	$128,905	$125,514	$2,281	$256,700
Foreign countries
Germany	318,781	48,265	—	367,046
China	263,717	1,258	—	264,975
Other countries	335,345	57,112	3,120	395,577
	917,843	106,635	3,120	1,027,598
Total revenues	$1,046,748	$232,149	$5,401	$1,284,298

(a)	Sales are attributed to countries based on the ship-to location provided by the customer.

As of December 31, 2021, the Company had total assets of $1,882,078 in the pulp segment, $313,354 in the solid wood segment and $155,800 in corporate and other. Total assets for the pulp segment includes the Company's $49,651 investment in joint ventures, primarily for the Cariboo mill.

Revenues between segments are accounted for at prices that approximate fair value. These include revenues from the sale of residual fiber from the solid wood segment to the pulp segment for use in pulp production and from the sale of residual fuel from the pulp segment to the solid wood segment for use in energy production. For the three and nine month periods ended September 30, 2022, the pulp segment sold $nil of residual fuel to the solid wood segment (2021 – $88 and $239) and the solid wood segment sold $7,370 and $20,751, respectively of residual fiber to the pulp segment (2021 – $2,536 and $8,369).

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

The estimated fair values of the Company's outstanding debt under the fair value hierarchy as of September 30, 2022 and December 31, 2021 were as follows:

	Fair value measurements as of September 30, 2022 using:
Description	Level 1	Level 2	Level 3	Total
Revolving credit facilities	$—	$136,146	$—	$136,146
Senior notes	—	978,995	—	978,995
	$—	$1,115,141	$—	$1,115,141

	Fair value measurements as of December 31, 2021 using:
Description	Level 1	Level 2	Level 3	Total
Revolving credit facilities	$—	$22,874	$—	$22,874
Senior notes	—	1,197,449	—	1,197,449
	$—	$1,220,323	$—	$1,220,323

The carrying value of the revolving credit facilities classified as Level 2 approximates the fair value as the variable interest rates reflect current interest rates for financial instruments with similar characteristics and maturities.

The fair value of the senior notes classified as Level 2 was determined using quoted prices in a dealer market, or using recent market transactions. The Company's senior notes are not carried at fair value in the Interim Consolidated Balance Sheets as of September 30, 2022 or December 31, 2021. However, fair value disclosure is required. The carrying value of the Company's senior notes, net of unamortized note issuance costs, was $1,161,028 as of September 30, 2022 (December 31, 2021 – $1,159,097).

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

The Company’s exposure to credit losses may increase if its customers production and other costs are adversely affected by inflation. Although the Company has historically not experienced significant credit losses, it is possible that there could be a material adverse impact from potential adjustments of the carrying amount of trade receivables if the cash flows of the Company’s customers are adversely impacted by inflation. As of September 30, 2022, the Company has not had significant credit losses.

The carrying amount of cash and cash equivalents of $287,254, the term deposit of $75,000 and accounts receivable of $324,343 recorded in the Interim Consolidated Balance Sheet, net of any allowances for losses, represents the Company’s maximum exposure to credit risk.

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

In this document: (i) unless the context otherwise requires, references to “we”, “our”, “us”, the “Company” or “Mercer” mean Mercer International Inc. and its subsidiaries; (ii) references to “Mercer Inc.” mean the Company excluding its subsidiaries; (iii) information is provided as of September 30, 2022, unless otherwise stated; (iv) our reporting currency is dollars and references to “€” mean euros and “C$” mean Canadian dollars; (v) “ADMTs” refers to air-dried metric tonnes; (vi) “NBSK” refers to northern bleached softwood kraft; (vii) “NBHK” refers to northern bleached hardwood kraft; (viii) “MW” refers to megawatts and “MWh” refers to megawatt hours; (ix) “Mfbm” refers to thousand board feet of lumber and “MMfbm” mean million board feet of lumber; and (x) our lumber metrics are converted from cubic meters to Mfbm using a conversion ratio of 1.6 cubic meters to one Mfbm, which is the ratio commonly used in the industry.

Due to rounding, numbers presented throughout this report may not add up precisely to totals we provide and percentages may not precisely reflect the absolute figure.

The following discussion and analysis of our results of operations and financial condition for the three and nine months ended September 30, 2022 should be read in conjunction with our Interim Consolidated Financial Statements and related notes included in this quarterly report, as well as our most recent annual report on Form 10-K for the fiscal year ended December 31, 2021 filed with the Securities and Exchange Commission, referred to as the “SEC”.

Results of Operations

General

On September 30, 2022, we acquired all of the issued and outstanding shares of the parent company of Holzindustrie Torgau KG (“HIT”) for cash consideration of €270.0 million ($263.2 million). Pursuant to the acquisition, we acquired 100% ownership of a timber processing and value-add pallet production facility in Torgau, Germany and a wood processing facility in Dahlen, Germany that produces garden products. The acquisition of HIT expands our solid wood business and further diversifies our product offerings.

We have two reportable operating segments:

•	Pulp – consists of the manufacture, sale and distribution of pulp, electricity and other by-products at our pulp mills.
•

Solid Wood – consists of the manufacture, sale and distribution of solid wood products, electricity and other wood residuals at the Friesau sawmill, the HIT facilities and our cross-laminated timber (“CLT”) facility.

Each segment offers primarily different products and requires different manufacturing processes, technology and sales and marketing. Historically the CLT facility was not included in the solid wood segment, but concurrent with the acquisition of HIT, we changed how we manage our operations and now include the CLT facility within our solid wood segment, which has been reflected retrospectively.

Current Market Environment

In the third quarter of 2022, we had strong pulp sales realizations driven by low customer inventory levels. Our lumber sales realizations significantly decreased in both the U.S. and European markets in the third quarter of 2022 due to higher interest rates, concerns over rising inflation and a weaker economic outlook.

Our energy revenues benefitted from both strong demand and higher prices in Germany. In the third quarter of 2022, realized average energy prices in Germany were more than triple those of the comparable quarter of 2021.

FORM 10-Q

QUARTERLY REPORT - PAGE 23

The negative impact of increased key production costs such as fiber, energy and chemicals in the third quarter is expected to continue in the fourth quarter of 2022. In particular fiber costs in Germany increased because of materially higher demand for wood for energy purposes. Our production costs are primarily incurred in euros and Canadian dollars. However, our pulp and a material portion of our lumber sales are priced in dollars. During the third quarter of 2022, the dollar continued to strengthen against the euro and the Canadian dollar. The positive impact of a strengthening dollar on our euro and Canadian dollar denominated costs and expenses partially offset the negative impact of such higher costs. The strengthening of the dollar increased our operating income by approximately $13.8 million when compared to the second quarter of 2022 and increased our operating income by approximately $37.0 million when compared to the third quarter of 2021.

As of September 30, 2022, third party industry quoted NBSK list prices in Europe and North America were approximately $1,500 per ADMT and $1,790 per ADMT, respectively and NBSK net prices in China were approximately $948 per ADMT. Prices for China are net of discounts, allowances and rebates.

Looking into the fourth quarter, we currently expect modestly declining pulp prices as a result of lower demand from our customers due to inflationary pressures negatively impacting paper demand. We expect lumber prices to be generally consistent with the third quarter due to continued economic uncertainty caused by inflation and higher interest rates.

We currently expect continued strong energy demand and prices in Germany in the fourth quarter of 2022. In response to restricted energy supply and price increases primarily resulting from the war in Ukraine, in October, 2022, the Council of the EU implemented by regulation temporary measures which include a mandatory cap on market revenues at €180 per MWh for intra-marginal generators such as renewables, nuclear and lignite producers. The cap applies to both electricity traded in the market as well as bilateral trading. This cap will be in effect from December 1, 2022 to June 30, 2023.

FORM 10-Q

QUARTERLY REPORT - PAGE 24

Summary Financial Highlights

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands, other than per share amounts)
Statement of Operations Data
Pulp segment revenues	$456,657	$396,743	$1,402,892	$1,046,748
Solid wood segment revenues	74,266	70,723	290,048	232,149
Corporate and other revenues	1,891	2,280	4,941	5,401
Total revenues	$532,814	$469,746	$1,697,881	$1,284,298

Pulp segment operating income	$109,985	$99,918	$271,692	$138,552
Solid wood segment operating income	2,896	17,949	84,923	88,240
Corporate and other operating loss	(4,158)	(4,112)	(11,510)	(10,172)
Total operating income	$108,723	$113,755	$345,105	$216,620

Pulp segment depreciation and amortization	$28,174	$29,982	$82,859	$84,995
Solid wood segment depreciation and amortization	3,733	4,025	11,719	11,496
Corporate and other depreciation and amortization	237	308	710	746
Total depreciation and amortization	$32,144	$34,315	$95,288	$97,237

Operating EBITDA(1)	$140,867	$148,070	$440,393	$313,857
Loss on early extinguishment of debt	$—	$—	$—	$(30,368)	(2)
Income tax provision	$(31,294)	$(32,490)	$(89,656)	$(45,873)
Net income	$66,746	$69,118	$227,015	$96,466
Net income per common share
Basic	$1.01	$1.05	$3.43	$1.46
Diluted	$1.00	$1.04	$3.41	$1.46
Common shares outstanding at period end	66,167	66,037	66,167	66,037

(1)	The following table provides a reconciliation of net income to operating income and Operating EBITDA for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Net income	$66,746	$69,118	$227,015	$96,466
Income tax provision	31,294	32,490	89,656	45,873
Interest expense	17,935	16,882	52,731	53,031
Loss on early extinguishment of debt	—	—	—	30,368
Other income	(7,252)	(4,735)	(24,297)	(9,118)
Operating income	108,723	113,755	345,105	216,620
Add: Depreciation and amortization	32,144	34,315	95,288	97,237
Operating EBITDA	$140,867	$148,070	$440,393	$313,857

(2)	Redemption of 6.5% senior notes due 2024 (the “2024 Senior Notes”) and 7.375% senior notes due 2025 (the “2025 Senior Notes”).

FORM 10-Q

QUARTERLY REPORT - PAGE 25

Selected Production, Sales and Other Data

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Pulp Segment
Pulp production ('000 ADMTs)
NBSK	362.9	443.0	1,216.7	1,195.0
NBHK	82.1	57.8	190.4	143.9
Annual maintenance downtime ('000 ADMTs)	17.3	42.8	71.5	253.7
Annual maintenance downtime (days)	17	44	60	188
Pulp sales ('000 ADMTs)
NBSK	356.6	402.2	1,267.4	1,151.3
NBHK	69.3	45.7	185.0	145.1
Average NBSK pulp prices ($/ADMT)(1)
Europe	1,500	1,345	1,422	1,223
China	969	832	959	892
North America	1,800	1,542	1,690	1,481
Average NBHK pulp prices ($/ADMT)(1)
China	855	623	779	694
North America	1,620	1,320	1,483	1,212
Average pulp sales realizations ($/ADMT)(2)
NBSK	911	847	865	777
NBHK	990	684	858	604
Energy production ('000 MWh)(3)	484.2	464.5	1,512.4	1,345.6
Energy sales ('000 MWh)(3)	174.3	185.8	568.3	517.8
Average energy sales realizations ($/MWh)(3)	339	114	233	101

Solid Wood Segment
Lumber production (MMfbm)	97.1	102.1	324.8	336.6
Lumber sales (MMfbm)	89.8	97.7	310.7	315.3
Average lumber sales realizations ($/Mfbm)	605	692	782	702
Energy production and sales ('000 MWh)	20.6	14.1	70.6	51.4
Average energy sales realizations ($/MWh)	394	128	260	128

Average Spot Currency Exchange Rates
$ / €(4)	1.0066	1.1784	1.0636	1.1958
$ / C$(4)	0.7659	0.7937	0.7796	0.7996

(1)	Source: RISI pricing report. Europe and North America are list prices. China are net prices which include discounts, allowances and rebates.
(2)	Sales realizations after customer discounts, rebates and other selling concessions. Incorporates the effect of pulp price variations occurring between the order and shipment dates.
(3)	Does not include our 50% joint venture interest in the Cariboo mill, which is accounted for using the equity method.
(4)	Average Federal Reserve Bank of New York Noon Buying Rates over the reporting period.

Consolidated – Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021

Total revenues in the third quarter of 2022 increased by approximately 13% to $532.8 million from $469.7 million in the same quarter of 2021 primarily due to higher energy and pulp sales realizations partially offset by lower sales volumes and lumber sales realizations.

In the third quarter of 2022, energy and chemical revenues increased by approximately 169% to $71.2 million from $26.5 million in the same quarter of 2021 primarily as a result of higher energy prices in Germany, which were more than triple those in the same quarter of 2021. In the third quarter of 2022, our average energy sales realizations in Germany were approximately €388 per MWh compared to about €104 per MWh in the comparative quarter of 2021.

FORM 10-Q

QUARTERLY REPORT - PAGE 26

Costs and expenses in the third quarter of 2022 increased by approximately 19% to $424.1 million from $356.0 million in the third quarter of 2021 driven by higher key production costs, such as fiber, chemicals and energy, and higher freight costs. Such cost increases were partially offset by the positive impact of a stronger dollar on our euro and Canadian dollar denominated costs and expenses.

In the third quarter of 2022, cost of sales depreciation and amortization decreased to $32.1 million from $34.3 million in the same quarter of 2021 due to the positive impact of a stronger dollar.

Selling, general and administrative expenses increased to $24.3 million in the third quarter of 2022 from $19.5 million in the same quarter of 2021 primarily due to costs incurred with respect to the HIT acquisition and higher employee costs.

In the third quarter of 2022, operating income decreased by approximately 4% to $108.7 million from $113.8 million in the same quarter of 2021 primarily due to higher per unit fiber costs, higher other production and freight costs and lower sales volumes partially offset by higher energy and pulp sales realizations and the positive impact of a stronger dollar.

Interest expense in the third quarter of 2022 increased to $17.9 million from $16.9 million in the same quarter of 2021 due to borrowings on our Canadian revolving credit facility.

In the third quarter of 2022, other income was $7.3 million compared to $4.7 million in the same quarter of 2021. Other income in both periods is primarily due to foreign exchange gains, caused by a stronger dollar, on dollar denominated cash held at our operations.

During the third quarter of 2022, we had an income tax provision of $31.3 million or an effective tax rate of 32% and in the comparative quarter of 2021, we had an income tax provision of $32.5 million or an effective tax rate of 32%.

For the third quarter of 2022, net income was $66.7 million, or $1.01 per basic share and $1.00 per diluted share, compared to net income of $69.1 million, or $1.05 per basic share and $1.04 per diluted share in the same quarter of the prior year.

In the third quarter of 2022, Operating EBITDA decreased by approximately 5% to $140.9 million from $148.1 million in the same quarter of 2021 primarily due to higher per unit fiber costs, higher other production and freight costs and lower sales volumes partially offset by higher energy and pulp sales realizations and the positive impact of a stronger dollar.

Operating Results by Business Segment

None of the income or loss items following operating income in our Interim Consolidated Statements of Operations are allocated to our segments, since those items are reviewed separately by management.

Pulp Segment – Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021

Selected Financial Information

	Three Months Ended September 30,
	2022	2021
	(in thousands)
Pulp revenues	$395,459	$374,287
Energy and chemical revenues	$61,198	$22,456
Depreciation and amortization	$28,174	$29,982
Operating income	$109,985	$99,918

Pulp revenues in the third quarter of 2022 increased by approximately 6% to $395.5 million from $374.3 million in the same quarter of 2021 due to higher sales realizations partially offset by lower sales volumes.

FORM 10-Q

QUARTERLY REPORT - PAGE 27

Energy and chemical revenues increased to a record $61.2 million in the third quarter of 2022 from $22.5 million in the same quarter of 2021 due to higher sales realizations. During the third quarter of 2022, we benefitted from strong energy demand and higher energy prices in Germany.

Total pulp production decreased by approximately 11% to 444,970 ADMTs in the third quarter of 2022 from 500,866 ADMTs in the same quarter of 2021 primarily due to lower production at our Stendal mill which had a fire in its woodyard. The fire resulted in the mill being down for most of July and after its restart it has operated at approximately 90% of its capacity. Total lost production in the third quarter of 2022 due to the fire was approximately 50,800 ADMTs. We currently expect to install replacement equipment at our Stendal mill in the fourth quarter of 2022 and first quarter of 2023. We maintain property and business interruption insurance for the Stendal pulp mill and we expect the property damage and business interruption will be covered by such insurance, subject to customary deductibles and limits.

In the third quarter of 2022, our pulp mills had 17 days of annual maintenance downtime (approximately 17,300 ADMTs). In the comparative quarter of 2021, we had 44 days of maintenance downtime (approximately 42,800 ADMTs). In the fourth quarter of 2022, our pulp mills currently have scheduled 14 days of planned annual maintenance downtime (approximately 30,000 ADMTs).

We estimate that annual maintenance downtime in the third quarter of 2022 adversely impacted our operating income by approximately $15.9 million, comprised of approximately $8.3 million in direct out-of-pocket expenses and the balance in reduced production.

Total pulp sales volumes decreased by approximately 5% to 425,854 ADMTs in the third quarter of 2022 from 447,960 ADMTs in the same quarter of 2021 primarily due to lower production.

In the third quarter of 2022, third party industry quoted average list prices for NBSK pulp increased from the same quarter of 2021 primarily as a result of low customer inventory levels. Average third party industry quoted list prices for NBSK pulp in Europe and North America were approximately $1,500 per ADMT and $1,800 per ADMT, respectively, in the third quarter of 2022 compared to approximately $1,345 per ADMT and $1,542 per ADMT, respectively, in the same quarter of 2021. Average third party industry quoted NBSK net prices in China were approximately $969 per ADMT in the third quarter of 2022 compared to approximately $832 per ADMT in the same quarter of 2021.

Prices quoted for China are net of discounts, allowances and rebates whereas quoted prices for Europe and North America are before applicable discounts, allowances and rebates.

Our average NBSK pulp sales realizations increased by approximately 8% to $911 per ADMT in the third quarter of 2022 from approximately $847 per ADMT in the same quarter of 2021.

In the third quarter of 2022 compared to the same quarter of 2021, we had a positive impact of approximately $32.6 million in operating income due to foreign exchange, primarily as a result of the effect of the stronger U.S. dollar on costs and expenses.

Costs and expenses in the third quarter of 2022 increased by approximately 17% to $346.7 million from $296.9 million in the third quarter of 2021 primarily due to higher per unit fiber, chemical, energy and freight costs. The higher costs were partially offset by the positive impact of a stronger dollar and lower pulp sales volumes.

In the third quarter of 2022 per unit fiber costs increased by approximately 32% from the same quarter of 2021 due to higher per unit fiber costs for all of our mills. Our German mills had higher per unit fiber costs as a result of strong demand from other wood consumers such as heating pellet manufacturers. For our Canadian mills, per unit fiber costs increased due to strong demand in the mills' fiber baskets and for our Celgar mill a decrease in the availability of wood chips due to regional sawmill curtailments. We currently expect per unit fiber costs to increase in the fourth quarter of 2022 with an increase in Germany due to continued strong demand for wood for energy purposes and generally flat per unit fiber costs in Canada.

FORM 10-Q

QUARTERLY REPORT - PAGE 28

Transportation costs increased by approximately 28% to $42.7 million in the third quarter of 2022 from $33.4 million in the same quarter of 2021 primarily as a result of higher freight rates partially offset by the positive impact of a stronger dollar and lower pulp sales volumes.

In the third quarter of 2022, depreciation and amortization decreased to $28.2 million from $30.0 million in the same quarter of 2021 due to the positive impact of a stronger dollar.

In the third quarter of 2022, pulp segment operating income increased by approximately 10% to $110.0 million from $99.9 million in the same quarter of 2021 primarily due to higher sales realizations and the positive impact of a stronger dollar, partially offset by higher per unit fiber costs, higher other production and freight costs and lower sales volumes.

Solid Wood Segment – Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021

Selected Financial Information

	Three Months Ended September 30,
	2022	2021
	(in thousands)
Lumber revenues	$61,444	$67,605
Energy revenues	$8,111	$1,801
Wood residual revenues	$4,711	$1,317
Depreciation and amortization	$3,733	$4,025
Operating income	$2,896	$17,949

In the third quarter of 2022, lumber revenues decreased by approximately 9% to $61.4 million from $67.6 million in the same quarter of 2021 primarily due to lower sales volumes and sales realizations. In the third quarter of 2022, European realized lumber prices were lower due to weaker demand while U.S. pricing was generally flat compared to the same quarter of 2021. The U.S. market accounted for approximately 54% of our lumber revenues and approximately 47% of our lumber sales volumes. The majority of the balance of our lumber sales were to Europe.

Energy and wood residual revenues in the third quarter of 2022 increased to $12.8 million from $3.1 million in the same quarter of 2021 primarily due to higher sales realizations. In the third quarter of 2022, increased energy sales were driven by strong demand and higher energy prices in Germany and increased wood residual sales realizations are due to the correlation to the higher per unit fiber costs.

In the third quarter of 2022, lumber production decreased by approximately 5% to 97.1 MMfbm from 102.1 MMfbm in the same quarter of 2021 due to scheduled maintenance.

Lumber sales volumes decreased by approximately 8% to 89.8 MMfbm in the third quarter of 2022 from 97.7 MMfbm in the same quarter of 2021 primarily due to lower production.

Average lumber sales realizations decreased by approximately 13% to $605 per Mfbm in the third quarter of 2022 from approximately $692 per Mfbm in the same quarter of 2021 due to lower demand in the European market. Demand in both the European and U.S. markets is being negatively impacted by concerns over rising interest rates, inflationary pressures and a weaker economic outlook.

Fiber costs were approximately 70% of our lumber cash production costs in the third quarter of 2022. In the third quarter of 2022, per unit fiber costs modestly increased compared to the same quarter of 2021. Higher per unit fiber costs in euros due to strong fiber demand in Germany were partially offset by the positive impact of a stronger dollar on our euro denominated fiber costs. We currently expect per unit fiber costs to modestly increase in the fourth quarter of 2022.

In the third quarter of 2022, depreciation and amortization decreased to $3.7 million compared to $4.0 million in the same quarter of 2021 due to the positive impact of a stronger dollar.

FORM 10-Q

QUARTERLY REPORT - PAGE 29

Transportation costs in the third quarter of 2022 increased by approximately 20% to $9.5 million from $7.9 million in the same quarter of 2021 primarily due to higher freight rates.

In the third quarter of 2022, operating income decreased by approximately 84% to $2.9 million from $17.9 million in the same quarter of 2021 primarily due to higher per unit fiber costs and other production costs, lower lumber sales realizations and sales volumes partially offset by higher energy and wood residuals sales realizations.

Consolidated ‑ Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021

Total revenues for the nine months ended September 30, 2022 increased by approximately 32% to $1,697.9 million from $1,284.3 million in the nine months ended September 30, 2021 primarily due to higher sales realizations and higher pulp sales volumes.

In the nine months ended September 30, 2022, energy and chemical revenues increased by approximately 137% to $165.2 million from $69.7 million in the same period of 2021 primarily as a result of higher energy prices in Germany, which were more than double those in the same period of 2021. In the nine months ended September 30, 2022, our average energy sales realizations in Germany were approximately €241 per MWh compared to about €89 per MWh in the comparative period of 2021.

Costs and expenses in the nine months ended September 30, 2022 increased by approximately 27% to $1,352.8 million from $1,067.7 million in the nine months ended September 30, 2021 primarily due to higher per unit fiber, freight, energy and chemical costs and a higher pulp sales volume partially offset by the positive impact of a stronger dollar on our euro and Canadian dollar denominated costs and expenses.

In the nine months ended September 30, 2022, cost of sales depreciation and amortization modestly decreased to $95.2 million from $97.2 million in the same period of 2021 due to the positive impact of a stronger dollar.

Selling, general and administrative expenses increased by approximately 16% to $70.1 million in the nine months ended September 30, 2022 from $60.3 million in the nine months ended September 30, 2021 primarily due to higher employee costs and costs related to the HIT acquisition.

In the nine months ended September 30, 2022, operating income increased by approximately 59% to $345.1 million from $216.6 million in the nine months ended September 30, 2021 primarily due to higher sales realizations, the positive impact of a stronger dollar and higher pulp sales volumes partially offset by higher per unit fiber costs and higher other production and freight costs.

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

Interest expense in the nine months ended September 30, 2022 modestly decreased to $52.7 million from $53.0 million in the nine months ended September 30, 2021 primarily as a result of a lower interest rate for our 2029 Senior Notes partially offset by interest costs on higher borrowings from our revolving credit facilities.

In the nine months ended September 30, 2022, other income increased to $24.3 million from $9.1 million in the same period of 2021. Other income in both periods is primarily due to foreign exchange gains, caused by a stronger dollar, on dollar denominated cash held at our operations.

During the nine months ended September 30, 2022, the provision for income taxes was $89.7 million or an effective tax rate of 28%. In the same period of 2021, the provision for income taxes was $45.9 million or an effective tax rate of 32%.

For the nine months ended September 30, 2022, net income was $227.0 million, or $3.43 per basic share and $3.41 per diluted share compared to $96.5 million, or $1.46 per share, in the same period of 2021.

FORM 10-Q

QUARTERLY REPORT - PAGE 30

In the nine months ended September 30, 2022, Operating EBITDA increased by approximately 40% to $440.4 million from $313.9 million in the same period of 2021 primarily due to higher sales realizations, the positive impact of a stronger dollar and higher pulp sales volumes partially offset by higher per unit fiber costs and higher other production and freight costs.

Operating Results by Business Segment

None of the income or loss items following operating income in our Interim Consolidated Statements of Operations are allocated to our segments, since those items are reviewed separately by management.

Pulp Segment ‑ Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021

Selected Financial Information

	Nine Months Ended September 30,
	2022	2021
	(in thousands)
Pulp revenues	$1,260,949	$989,060
Energy and chemical revenues	$141,943	$57,688
Depreciation and amortization	$82,859	$84,995
Operating income	$271,692	$138,552

Pulp revenues in the nine months ended September 30, 2022 increased by approximately 27% to $1,260.9 million from $989.1 million in the same period of 2021 due to higher sales realizations and a higher sales volume.

Energy and chemical revenues increased by approximately 146% to $141.9 million in the nine months ended September 30, 2022 from $57.7 million in the same period of 2021 due to higher sales realizations and sales volumes.

Pulp production increased by approximately 5% to 1,407,103 ADMTs in the nine months ended September 30, 2022 from 1,338,918 ADMTs in the same period of 2021 primarily due to lower annual maintenance downtime at our pulp mills. In the nine months ended September 30, 2022, our pulp mills had 60 days of annual maintenance downtime (approximately 71,500 ADMTs) and an additional six days (approximately 8,400 ADMTs) at our Celgar mill due to a slower than planned start up. In July 2022, our Stendal mill had a fire in its woodyard that resulted in the mill being down for most of July and after its restart has operated at approximately 90% of its capacity. Total lost production due to the fire in the nine months ended September 30, 2022 was approximately 50,800 ADMTs. In the nine months ended September 30, 2021, our pulp mills had 188 days of annual maintenance downtime (approximately 253,700 ADMTs).

We estimate that annual maintenance downtime in the nine months ended September 30, 2022 adversely impacted our operating income by approximately $63.6 million, comprised of approximately $43.7 million in direct out-of-pocket expenses and the balance in reduced production.

Pulp sales volumes increased by approximately 12% to 1,452,426 ADMTs in the nine months ended September 30, 2022 from 1,296,406 ADMTs in the same period of 2021 primarily due to higher production and strong demand.

In the nine months ended September 30, 2022, prices for NBSK pulp increased from the same period of 2021, largely as a result of low customer inventory levels. Average list prices for NBSK pulp in Europe and North America were approximately $1,422 per ADMT and $1,690 per ADMT, respectively in the nine months ended September 30, 2022 compared to approximately $1,223 per ADMT and $1,481 per ADMT, respectively, in the same period of 2021. Average NBSK net prices in China were approximately $959 per ADMT in the nine months ended September 30, 2022 compared to approximately $892 per ADMT in the nine months ended September 30, 2021.

Average NBSK pulp sales realizations increased by approximately 11% to $865 per ADMT in the nine months ended September 30, 2022 from approximately $777 per ADMT in the same period of 2021.

FORM 10-Q

QUARTERLY REPORT - PAGE 31

In the nine months ended September 30, 2022, we recorded a positive impact of approximately $78.4 million in operating income due to foreign exchange compared to the same period of 2021, primarily as a result of the effect of the stronger U.S. dollar on costs and expenses.

Costs and expenses in the nine months ended September 30, 2022 increased by approximately 25% to $1,131.2 million from $908.4 million in the nine months ended September 30, 2021 primarily due to higher per unit fiber, energy, chemical and freight costs and a higher pulp sales volume. The higher costs were partially offset by the positive impact of a stronger dollar and in the nine months ended September 30, 2022, we received German regulatory approval to reverse a wastewater fee accrual of $13.3 million as a result of completing certain capital projects.

On average, in the nine months ended September 30, 2022 overall per unit fiber costs increased by approximately 29% from the same period of 2021 due to strong demand in our mills' fiber baskets.

Transportation costs for our pulp segment increased by approximately 42% to $133.8 million in the nine months ended September 30, 2022 from $94.5 million in the same period of 2021 primarily as a result of the increased use of higher cost trucking, higher freight rates and higher sales volumes.

In the nine months ended September 30, 2022, depreciation and amortization modestly decreased to $82.9 million from $85.0 million in the same period of 2021 due to the positive impact of foreign exchange.

In the nine months ended September 30, 2022, pulp segment operating income increased to $271.7 million from $138.6 million in the same period of 2021 primarily due to higher sales realizations, the positive impact of a stronger dollar and higher sales volumes being only partially offset by higher per unit fiber costs and higher other production and freight costs.

Solid Wood Segment ‑ Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021

Selected Financial Information

	Nine Months Ended September 30,
	2022	2021
	(in thousands)
Lumber revenues	$260,137	$221,201
Energy revenues	$18,343	$6,607
Wood residual revenues	$11,568	$4,341
Depreciation and amortization	$11,719	$11,496
Operating income	$84,923	$88,240

In the nine months ended September 30, 2022, lumber revenues increased by approximately 18% to $260.1 million from $221.2 million in the same period of 2021 primarily due to higher sales realizations. Lumber markets in both the U.S. and Europe were strong in the first half of 2022 but weakened materially later in the period due to concerns over higher interest rates and inflation. The U.S. market accounted for approximately 58% of our lumber revenues and approximately 45% of our lumber sales volumes, while the majority of remaining sales were to Europe.

Energy and wood residual revenues increased to $29.9 million in the nine months ended September 30, 2022 from $10.9 million in the same period of 2021 primarily due to higher sales realizations.

Lumber production decreased by approximately 4% to 324.8 MMfbm in the nine months ended September 30, 2022 from 336.6 MMfbm in the same period of 2021 primarily due to planned maintenance downtime.

Average lumber sales realizations increased by approximately 11% to $782 per Mfbm in the nine months ended September 30, 2022 from approximately $702 per Mfbm in the same period of 2021 primarily due to overall higher average pricing in both the European and U.S. markets. European lumber pricing increased due to steady demand

FORM 10-Q

QUARTERLY REPORT - PAGE 32

with limited supply. U.S. lumber pricing increased due to strong demand at the start of the year from the housing and renovation markets before declining sharply in the later part of the second quarter and the third quarter of 2022.

Fiber costs were approximately 75% of our lumber cash production costs in the nine months ended September 30, 2022. In the nine months ended September 30, 2022 per unit fiber costs increased by approximately 28% from the same period of 2021 as a result of using more green wood and strong demand for sawlogs. In the comparative period of 2021, per unit fiber costs were lower primarily as a result of a large supply of beetle damaged wood.

Transportation costs for our solid wood segment in the nine months ended September 30, 2022 increased by approximately 39% to $33.4 million from $24.0 million in the same period of 2021 primarily due to higher freight rates and a higher proportion of sales to the U.S. market.

In the nine months ended September 30, 2022, depreciation and amortization increased to $11.7 million from $11.5 million in the same period of 2021 primarily due to the completion of capital projects partially offset by the positive impact of a stronger dollar on our euro denominated depreciation expense.

In the nine months ended September 30, 2022, operating income decreased by approximately 4% to $84.9 million from $88.2 million in the same period of 2021 primarily due to higher per unit fiber costs and other production costs and higher transportation costs partially offset by higher sales realizations.

Liquidity and Capital Resources

Summary of Cash Flows

	Nine Months Ended September 30,
	2022	2021
	(in thousands)
Net cash from operating activities	$310,011	$151,584
Net cash used in investing activities	(452,696)	(154,277)
Net cash from (used in) financing activities	95,776	(19,039)
Effect of exchange rate changes on cash and cash equivalents	(11,447)	(636)
Net decrease in cash and cash equivalents	$(58,356)	$(22,368)

In connection with the acquisition of HIT, our principal German subsidiaries entered into a new €300.0 million joint revolving credit facility that matures in September 2027. The new facility replaces the prior €200.0 million joint revolving credit facility. The new facility is sustainability linked whereby the interest rate margin is subject to upward or downward adjustments of up to 0.05% per annum depending on whether we achieve certain specified sustainability targets.

We operate in a cyclical industry and our operating cash flows vary accordingly. Our principal operating cash expenditures are for fiber, labor and chemicals. Working capital levels fluctuate throughout the year and are affected by maintenance downtime, changing sales patterns, seasonality and the timing of receivables and sales and the payment of payables and expenses.

Cash Flows from Operating Activities. Cash provided by operating activities was $310.0 million in the nine months ended September 30, 2022 compared to $151.6 million in the comparative period of 2021. An increase in accounts receivable excluding non-cash items used cash of $4.3 million in the nine months ended September 30, 2022 and $27.5 million in the same period of 2021. An increase in inventories used cash of $23.9 million in the nine months ended September 30, 2022 and $82.3 million in the same period of 2021. An increase in accounts payable and accrued expenses provided cash of $37.6 million in the nine months ended September 30, 2022 and $46.8 million in the same period of 2021.

Cash Flows from Investing Activities. Investing activities in the nine months ended September 30, 2022 used cash of $452.7 million primarily related to the acquisition of HIT for $257.4 million and capital expenditures of $128.9 million. In addition, we invested $75.0 million into a six month term deposit that matured on October 4, 2022. In the nine months ended September 30, 2022, capital expenditures primarily related to upgrades to the woodrooms at our

FORM 10-Q

QUARTERLY REPORT - PAGE 33

Canadian mills and optimization projects at our German mills. In the nine months ended September 30, 2022, we received the final payment of $6.4 million of insurance proceeds for our property damage claim related to the Peace River recovery boiler and an initial payment of $1.2 million for our property damage claim related to the Stendal fire. Investing activities in the nine months ended September 30, 2021 used cash of $154.3 million comprised primarily of capital expenditures of $125.7 million and $51.3 million for the acquisition of our CLT facility in Spokane, Washington. Capital expenditures related primarily to the Peace River recovery boiler rebuild, which was financed with insurance proceeds of which $21.6 million was received in the nine months ended September 30, 2021.

Cash Flows from Financing Activities. In the nine months ended September 30, 2022, financing activities provided cash of $95.8 million. In the nine months ended September 30, 2022, we borrowed approximately $97.5 million under our new German revolving credit facility to partially finance the acquisition of HIT and $19.0 million under our Canadian revolving credit facility. We also received $1.1 million in government grants to partially finance innovation and greenhouse gas emission reduction capital projects at our Canadian mills. In the nine months ended September 30, 2022, we paid dividends of $9.9 million and debt issuance costs of $3.0 million for the new €300.0 million German revolving credit facility and C$160.0 million Canadian revolving credit facility. In the nine months ended September 30, 2021, financing activities used cash of $19.0 million. In the nine months ended September 30, 2021, we repaid $53.1 million of our credit facilities, received net proceeds from the Refinancing after giving effect to the Redemption of $50.4 million, paid debt issuance costs of $14.5 million in respect of the 2029 Senior Notes and paid $8.6 million of dividends.

Balance Sheet Data

The following table is a summary of selected financial information as of the dates indicated:

	September 30,		December 31,
	2022		2021
	(in thousands)
Cash and cash equivalents	$287,254		$345,610
Term deposit	$75,000	(1)	$—
Working capital	$773,595		$781,181
Total assets	$2,543,983		$2,351,232
Long-term liabilities	$1,500,541		$1,374,084
Total shareholders' equity	$720,349		$694,024

(1)	On April 4, 2022, we purchased a $75.0 million term deposit, which had an interest rate of 1.38% and matured on October 4, 2022.

Sources and Uses of Funds

Our principal sources of funds are cash flows from operations and cash and cash equivalents on hand. Our principal uses of funds consist of operating expenditures, capital expenditures and interest payments on our senior notes.

The following table sets out our total capital expenditures and interest expense for the periods indicated:

	Nine Months Ended September 30,
	2022	2021
	(in thousands)
Capital expenditures	$128,875	$125,692	(1)
Cash paid for interest expense(2)	$65,344	$72,205
Interest expense(3)	$52,731	$53,031

(1)

Includes expenditures for the recovery boiler rebuild at the Peace River mill which were financed with insurance proceeds, of which $21.6 million was received in the nine months ended September 30, 2021.

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

FORM 10-Q

QUARTERLY REPORT - PAGE 34

As of September 30, 2022, we had cash, cash equivalents and a term deposit aggregating $362.3 million and approximately $258.9 million available under our revolving credit facilities and as a result aggregate liquidity of about $621.2 million.

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

As of September 30, 2022, we were in full compliance with all of the covenants of our indebtedness.

Off-Balance Sheet Arrangements

As of September 30, 2022, we did not have any off-balance sheet arrangements (as defined in Item 303(a)(4)(ii) of Regulation S-K).

Contractual Obligations and Commitments

There were no material changes outside the ordinary course to any of our material contractual obligations during the nine months ended September 30, 2022.

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

As a result of the strengthening of the dollar versus the euro and Canadian dollar as of September 30, 2022, we recorded a net non-cash decrease of $189.3 million in the carrying value of our net assets, consisting primarily of our property, plant and equipment denominated in euros and Canadian dollars. This non-cash decrease does not affect our net income, Operating EBITDA or cash but is reflected in our other comprehensive loss and as a decrease to our total equity. As a result, our accumulated other comprehensive loss increased to $280.3 million.

FORM 10-Q

QUARTERLY REPORT - PAGE 35

Based upon the exchange rate as of September 30, 2022, the dollar has strengthened by approximately 14% against the euro and 8% against the Canadian dollar since December 31, 2021. See "Quantitative and Qualitative Disclosures about Market Risk".

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

Risks Related to our Business

•	Inflation or a sustained increase in our key production and other costs would lead to higher manufacturing costs which could reduce our margins;

•	our business, financial condition and results of operations could be adversely affected by disruptions in the global and European economies caused by Russia's invasion of Ukraine;
•	the ongoing COVID-19 pandemic could materially adversely affect our business, financial position and results of operations;
•	our business is highly cyclical in nature;

FORM 10-Q

QUARTERLY REPORT - PAGE 36

•	cyclical fluctuations in the price and supply of our raw materials, particularly fiber, could adversely affect our business;
•	we face intense competition in the forest products industry;
•	our business is subject to risks associated with climate change and social and government responses thereto;
•

if we are unable to offer products certified to globally recognized forestry management and chain of custody standards or meet customers’ product specifications, it could adversely affect our ability to compete;

•	our operations require substantial capital and we may be unable to maintain adequate capital resources to provide for such capital requirements;
•	trends in non-print media and changes in consumer habits regarding the use of paper have and are expected to continue to adversely affect the demand for market pulp;
•	fluctuations in prices and demand for lumber could adversely affect our business;
•	our solid wood segment lumber products are vulnerable to declines in demand due to competing technologies or materials;
•	we have limited control over the operations of the Cariboo mill;
•	we may experience material disruptions to our production;
•	our acquisition of HIT and other future acquisitions may result in additional risks and uncertainties in our business;
•	we are subject to risks related to our employees;
•	we are dependent on key personnel;
•	if our long-lived assets become impaired, we may be required to record non-cash impairment charges that could have a material impact on our results of operations;
•	our insurance coverage may not be adequate;
•	we rely on third parties for transportation services;
•	failures or security breaches of our information technology systems could disrupt our operations and negatively impact our business;

Risks Related to our Debt

•	our level of indebtedness could negatively impact our financial condition, results of operations and liquidity;

FORM 10-Q

QUARTERLY REPORT - PAGE 37

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

FORM 10-Q

QUARTERLY REPORT - PAGE 38

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

Demand for each of pulp and lumber has historically been determined primarily by general global macro-economic conditions and has been closely tied to overall business activity. Pulp prices have been and are likely to continue to be volatile and can fluctuate widely over time. The third party industry quoted average European list prices for NBSK pulp between 2012 and 2022 have fluctuated between a low of $760 per ADMT in 2012 to a high of $1,500 per ADMT in 2022. In the same period, third party industry quoted average North American list prices for NBHK pulp have fluctuated between a low of $700 per ADMT in 2012 to a high of $1,620 per ADMT in 2022.

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

There have been no material changes to the factors disclosed in Item 1A. Risk Factors in our annual report on Form 10-K for the fiscal year ended December 31, 2021 and our quarterly reports on Form 10-Q for the quarters ended March 31, 2022 and June 30, 2022.

ITEM 2.	UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

None.

FORM 10-Q

QUARTERLY REPORT - PAGE 41

ITEM 6.	EXHIBITS

Exhibit No.	Description

10.1

Purchase and Sale Agreement, dated July 22, 2022, between Mercer International Inc., Mainsee 1434. VV GmbH and Wood Intermediate S.à r.l. Incorporated by reference to Exhibit 2.1 of the Company’s current report on Form 8-K filed on July 27, 2022.

10.2

Revolving Facility Agreement dated September 15, 2022 among Zellstoff-Und Papierfabrik Rosenthal GmbH, Mercer Timber Products GmbH, Zellstoff Stendal GmbH, Mercer Holz GmbH, Stendal Pulp Holding GmbH, Zellstoff Stendal Transport GmbH Mercer Timber Products Stendal GmbH, Unicredit Bank AG, Commerzbank AG, Berlin Branch, Landesbank Baden-Württemberg and Unicredit Bank AG.

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1*	Section 906 Certification of Chief Executive Officer

32.2*	Section 906 Certification of Chief Financial Officer

101

The following financial information from the Quarterly Report on Form 10-Q for the fiscal period ended September 30, 2022 of Mercer International Inc., formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Interim Consolidated Statements of Operations; (ii) Interim Consolidated Statements of Comprehensive Income (Loss); (iii) Interim Consolidated Balance Sheets; (iv) Interim Consolidated Statements of Changes in Shareholders' Equity; (v) Interim Consolidated Statements of Cash Flows; and (vi) Notes to the Interim Consolidated Financial Statements.

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 has been formatted in Inline XBRL.

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

QUARTERLY REPORT - PAGE 42

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERCER INTERNATIONAL INC.

By:	/s/ Juan Carlos Bueno
Juan Carlos Bueno
Chief Executive Officer

Date: October 27, 2022

FORM 10-Q

QUARTERLY REPORT - PAGE 43