Form 10-K
period 2022-12-31
MERCER INTERNATIONAL INC.
filed 2023-02-16
CIK 1333274

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

The aggregate market value of the Registrant’s voting and non-voting common equity held by non-affiliates of the Registrant as of June 30, 2022, the last business day of the Registrant’s most recently completed second fiscal quarter, based on the closing price of the voting stock on the NASDAQ Global Select Market on such date, was approximately $838.7 million.

As of February 14, 2023, the Registrant had 66,167,191 shares of common stock, $1.00 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with its annual meeting of shareholders to be held in 2023 are incorporated by reference into Part III hereof.

(i)

(ii)

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K includes “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include words such as “believes”, “expects”, “anticipates”, “estimates”, “intends”, “plans”, “seeks” or words of similar meaning, or future or conditional verbs, such as “will”, “should”, “could”, “may”, “aims”, “intends” or “projects”. A forward-looking statement is neither a prediction nor a guarantee of future events or circumstances, and those future events or circumstances may not occur. You should not place undue reliance on forward-looking statements, which speak only as of the date of this annual report on Form 10-K. These forward-looking statements are all based on currently available operating, financial and competitive information. These forward-looking statements are subject to various risks and uncertainties, many of which are beyond our control, and many of the risks and uncertainties are currently amplified by and may continue to be amplified by the COVID-19 pandemic, including the spread of new variants. Our actual future results and trends may differ materially depending on a variety of factors, including, but not limited to, the risks and uncertainties discussed under Item 1. “Business”, Item 1A. “Risk Factors” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Given these risks and uncertainties, you should not rely on forward-looking statements as a prediction of actual results. Any or all of the forward-looking statements contained in this annual report on Form 10-K and any other public statement made by us, including by our management, may turn out to be incorrect. We are including this cautionary note to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for forward-looking statements. We expressly disclaim any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

INTERNET AVAILABILITY AND ADDITIONAL INFORMATION

In this Annual Report on Form 10-K, we incorporate by reference certain information contained in other documents filed with the U.S. Securities and Exchange Commission, referred to as the “SEC”, and we refer you to such information. We file annual, quarterly and current reports and other information with the SEC. The SEC maintains a website at www.sec.gov that contains these filings. You also may access, free of charge, our reports filed with the SEC through our website. Reports filed with the SEC will be available through our website as soon as reasonably practicable after they are filed. The information contained on or connected to our website, www.mercerint.com, is not incorporated by reference into this Form 10-K and should in no way be construed as a part of this or any other report that we filed with the SEC.

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

	Year Ended December 31,
	2022	2021	2020	2019	2018
	($/€)
End of period	1.0698	1.1318	1.2230	1.1227	1.1456
High for period	0.9616	1.1196	1.0682	1.0905	1.1281
Low for period	1.1487	1.2295	1.2280	1.1524	1.2488
Average for period	1.0534	1.1830	1.1410	1.1194	1.1817
	($/C$)
End of period	0.7390	0.7827	0.7841	0.7715	0.7329
High for period	0.7208	0.7727	0.6878	0.7358	0.7326
Low for period	0.8031	0.8312	0.7865	0.7715	0.8143
Average for period	0.7691	0.7981	0.7457	0.7537	0.7722

On February 13, 2023, the most recent weekly publication of the daily Noon Buying Rate before the filing of this Annual Report on Form 10-K reported that the Noon Buying Rate as of February 10, 2023 for the conversion of dollars to euros and Canadian dollars was $1.0670 per euro and $0.7483 per Canadian dollar.

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
references to “m3” mean cubic meters;
•
references to “MW” mean megawatts and “MWh” mean megawatt hours;
•
references to “Mfbm” mean thousand board feet;
•
references to “MMfbm” mean million board feet; and
•
our lumber metrics are converted from m3 to Mfbm using a conversion ratio of 1.6 m3 of lumber equaling one Mfbm, which is the ratio commonly used in the industry.

Due to rounding, numbers presented throughout this report may not add up precisely to totals we provide and percentages may not precisely reflect the absolute figures.

Mercer

General

We are a global forest products company with two reportable operating segments being pulp and solid wood.

We have approximately 3,320 employees and consolidated annual production capacity of approximately:

•
2.3 million ADMTs of kraft pulp;
•
960 MMfbm of lumber;
•
140,000 m3 of cross-laminated timber, or “CLT”;
•
17 million pallets;
•
230,000 metric tonnes of biofuels (wood pellets and briquettes); and
•
431.5 MW of electrical generation.

Pulp Segment

Our pulp segment consists of the manufacture, sale and distribution of pulp, electricity and chemicals at our pulp mills.

We are one of the world’s largest producers of “market” NBSK pulp, which is pulp that is sold on the open market. Our size provides us increased presence, better industry information in our markets and close customer relationships with many large pulp consumers.

We operate four modern and highly efficient pulp mills. These include NBSK mills in Eastern Germany and one NBSK mill and a “swing” kraft mill in Western Canada which produces both NBSK and NBHK.

(3)

We are the sole NBSK producer, and the only significant market pulp producer in Germany, which is the largest pulp import market in Europe. We supply the growing pulp demand in China both through our Canadian mills’ ready access to the Port of Vancouver and through our Stendal mill’s existing logistics arrangements.

In addition, as a result of the significant investments made in cogeneration equipment, all of our mills generate and sell a significant amount of surplus “green” energy. We also produce and sell tall oil from black liquor, a by-product of our production process, which is used as both a chemical additive and as a green energy source.

Of our consolidated annual production capacity of approximately 2.3 million ADMTs of kraft pulp, approximately 2.0 million ADMTs or 88% is NBSK and the balance is NBHK.

Key operating details for each of our pulp mills are as follows:

•
Stendal mill. Our Stendal mill is a modern, efficient, single line, ISO 9001, 14001, 38200 and 50001 certified NBSK pulp mill that has an annual production capacity of approximately 740,000 ADMTs and 148 MW of electrical generation. The Stendal mill is located near the town of Arneburg, Germany, approximately 80 miles west of Berlin.
•
Rosenthal mill. Our Rosenthal mill is a modern, efficient ISO 9001, 14001, 38200 and 50001 certified NBSK pulp mill that has an annual production capacity of approximately 360,000 ADMTs and 57 MW of electrical generation. The Rosenthal mill is located in the town of Rosenthal am Rennsteig, Germany, approximately 185 miles south of Berlin.
•
Celgar mill. Our Celgar mill is a modern, efficient ISO 9001 and 14001 certified NBSK pulp mill that has an annual production capacity of approximately 520,000 ADMTs and 100 MW of electrical generation. The Celgar mill is located near the city of Castlegar, British Columbia, Canada, approximately 375 miles east of Vancouver.
•
Peace River mill. Our Peace River mill is a modern, efficient ISO 9001 and 14001 certified mill that produces both NBSK and NBHK pulp and has an annual production capacity of approximately 475,000 ADMTs and 70 MW of electrical generation. The Peace River mill is located near the town of Peace River, Alberta, Canada, approximately 305 miles north of Edmonton. Peace River also holds two 20-year renewable governmental forest management agreements and three deciduous timber allocations in Alberta with an aggregate allowable annual cut of approximately 2.9 million m3 of hardwood and softwood allocations totaling 375,000 m3. Through our Peace River mill, we have a 50% proportionate share of the annual production capacity of the Cariboo mill, with our share of its annual production capacity being approximately 170,000 ADMTs and 28.5 MW of electrical generation and is located in Quesnel, British Columbia, Canada.

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

The following table sets out our pulp production and pulp revenues for the periods indicated:

	Year Ended December 31,
	2022	2021	2020
Pulp production ('000 ADMTs)	1,878.6	1,863.9	2,051.1
Pulp sales ('000 ADMTs)	1,917.7	1,812.7	2,029.4
Pulp revenues (in thousands)	$1,686,370	$1,389,439	$1,130,302

We serve pulp customers in Europe, Asia and North America. We primarily work directly with customers to capitalize on our geographic diversity, coordinate sales and enhance customer relationships. We believe our ability to deliver high-quality pulp on a timely basis and our customer service makes us a preferred supplier for many customers.

(4)

Our pulp mills generate and sell surplus electricity, providing us with a stable revenue source unrelated to pulp prices. Our German pulp mills also generate tall oil from black liquor, which is sold to third parties for use in numerous applications, including biofuels. Since our energy and chemical production are by-products of our pulp production process, there are minimal incremental costs and our surplus energy and chemical sales are highly profitable. All of our mills generate and sell surplus energy to regional utilities or the regional electrical market. Our German mills can sell energy at market prices and our Stendal mill has the option to sell energy pursuant to a special tariff under Germany’s Renewable Energy Sources Act, or the “Renewable Energy Act”. However, in 2022, as a result of higher energy prices resulting from the war in Ukraine, Stendal primarily sold energy at market prices which were generally higher. Both the European Union and Germany have enacted or proposed legislation related to energy supply shortages and high energy prices, including the institution of a tax on sales in excess of certain price caps. See Item 1A. “Risk Factors”.

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

The following table sets out the amount of surplus energy we produced and sold and revenues from the sale of such surplus energy and chemicals in our pulp segment for the periods indicated:

	Year Ended December 31,
	2022		2021		2020
	(MWh)	($)	(MWh)	($)	(MWh)	($)
		(in thousands)		(in thousands)		(in thousands)
Surplus electricity(1)	751,720	167,518	701,971	86,311	894,534	83,420
Chemicals		12,229		7,343		6,922
Total		179,747		93,654		90,342

(1)
Does not include our 50% joint venture interest in the Cariboo mill, which is accounted for using the equity method.

Solid Wood Segment

Our solid wood segment consists of the manufacture, sale and distribution of lumber, manufactured products (including CLT and finger joint lumber), wood pallets, electricity, biofuels and wood residuals from our sawmills and other facilities located in Germany and the United States.

Since entering into the solid wood segment with the acquisition of Mercer Timber Products GmbH, which owns the Friesau mill, in 2017, we have expanded our solid wood activities and product mix through the acquisition of the Mercer Mass Timber facility in 2021 and the Torgau facility in 2022.

Our solid wood segment has an aggregate capacity of approximately 960 MMfbm of lumber, 140,000 m3 of CLT, 17 million pallets, 230,000 metric tonnes of biofuels and 28 MW of electrical generation.

The following is a description of the mills and facilities comprising our solid wood segment:

•
Friesau mill - Our Friesau mill is ISO 50001 and 38200 certified and has an annual production capacity of approximately 550 MMfbm of lumber and 13 MW of electrical generation. The mill is located in Friesau, Germany, approximately 185 miles south of Berlin and 10 miles west of our Rosenthal mill and is one of the Rosenthal mill’s largest fiber suppliers. The mill has a diverse product line ranging from custom rough green and dry lumber for the European market to kiln-dried, dimension lumber for the United States, Japan, United Kingdom and other export markets.
•
Torgau facility – Our Torgau facility is ISO 50001 certified and is an integrated sawmill and value-add pallet production facility, with an annual production capacity of approximately 410 MMfbm of lumber, 17 million pallets and 15 MW of electrical generation. The Torgau facility can also produce up to 230,000 metric tonnes of biofuels, consisting of wood pellets and briquettes, used to generate electricity and thermal energy. The Torgau facility is currently one of the world’s largest producers of Euro-pallets, the standard European shipping pallet. The Torgau facility is located in Torgau, Germany, approximately 70 miles south of Berlin.

(5)

•
Mercer Mass Timber facility – The Mercer Mass Timber facility is a 253,000 square foot facility that has an annual production capacity of 140,000 m3 of CLT. We believe that the facility is one of the largest CLT facilities in North America and that it currently represents approximately 20% of North American CLT capacity. CLT is a wood panel product, made from adhering layers of sawn lumber and is used as a more sustainable alternative to steel and concrete in building projects. Historically, we included the Mercer Mass Timber facility in our corporate and other segment. However, with our acquisition of the Torgau facility on September 30, 2022, we now include the Mercer Mass Timber facility within our solid wood segment, which has been reflected retroactively.

The European and U.S. lumber markets are very different. In the European market, lumber is generally customized in terms of dimensions and finishing. The U.S. market is driven primarily by demand from new housing starts and home renovation activities and dimensions and finishing are generally standardized. Additionally, lumber production and sales in Europe are commonly measured in m3, whereas in the U.S. they are measured in Mfbm.

The following table sets out our lumber production and lumber revenues for the periods indicated:

	Year Ended December 31,
	2022(1)	2021	2020
Lumber production (MMfbm)	442.2	447.9	438.0
Lumber sales (MMfbm)	409.9	419.7	449.2
Lumber revenues (in thousands)	$288,002	$293,166	$180,769

(1)
Includes results of the Torgau facility since September 30, 2022.

The Friesau mill and Torgau facility generate electricity for minimal incremental costs, all of which is sold, providing a stable revenue source unrelated to lumber prices. Both the Friesau mill and Torgau facility can sell surplus electricity at market prices or pursuant to special tariffs under the Renewable Energy Act. In 2022, as a result of higher energy prices, the Friesau mill primarily sold energy at market prices which were generally higher. After its acquisition, the Torgau facility also moved to predominantly selling its energy at market prices.

The following table sets out the amount of surplus energy we produced and sold and revenues from the sale of surplus energy by our Friesau mill and Torgau facility for the periods indicated.

	Year Ended December 31,
	2022(1)		2021		2020
	(MWh)	($)	(MWh)	($)	(MWh)	($)
		(in thousands)		(in thousands)		(in thousands)
Surplus electricity	109,582	25,653	74,648	11,547	88,985	10,619

(1)
Includes results of the Torgau facility since September 30, 2022.

Corporate Structure, History and Development of Business

Mercer Inc. is a corporation organized under the laws of the State of Washington whose common stock is quoted and listed for trading on the NASDAQ Global Select Market (MERC).

(6)

The following chart sets out our principal operating subsidiaries, all of which are directly or indirectly 100% owned, their jurisdictions of organization and their principal activities:

Principal Operating Subsidiaries
Name	Jurisdiction of Organization	Principal Activities

Mercer Stendal GmbH (formerly Zellstoff Stendal GmbH)	Germany	Pulp, energy and chemical production and sales

Mercer Rosenthal GmbH (formerly Zellstoff-und Papierfabrik Rosenthal GmbH)	Germany	Pulp, energy and chemical production and sales

Mercer Celgar Limited Partnership	British Columbia, Canada	Pulp and energy production and sales

Mercer Peace River Pulp Ltd.	British Columbia, Canada	Pulp and energy production and sales

Mercer Timber Products GmbH	Germany	Lumber and energy production and sales

Mercer Mass Timber LLC	Washington, U.S.A.	CLT production and sales

Mercer Torgau GmbH & Co. KG (formerly HIT Holzindustrie Torgau GmbH & Co. KG)	Germany	Pallets, lumber, biofuels and energy production and sales

Mercer Holz GmbH	Germany	Wood procurement and logistics

We entered into the pulp business in 1994 by acquiring our Rosenthal mill and in 1999 converted it to the production of kraft pulp. We subsequently expanded our pulp operations by constructing the Stendal mill at a cost of approximately $1.1 billion in 2004 and acquired the Celgar mill in 2005 and the Peace River mill in 2018.

In April 2017, we entered into the solid wood segment when we acquired the Friesau mill. In October 2018, we acquired the Santanol Group, which operates Indian sandalwood plantations and an oil extractives plant in Australia. Its results are reflected in our segment financial results in "Corporate and Other".

In August 2021, we acquired the Mercer Mass Timber CLT facility located near Spokane, Washington for approximately $51.3 million.

On September 30, 2022, we acquired all of the outstanding shares of the parent company of Mercer Torgau GmbH & Co. KG, the owner of the Torgau facility, for approximately $263.2 million, inclusive of working capital.

Corporate Strategy

Our corporate strategy is designed to, among other things, grow and expand our assets in our areas of expertise in the forest products industry in a sustainable manner. This includes acquisitions of complementary or additional assets and organic growth through targeted capital expenditures focused on enhancing our existing assets, including to diversify our product offering and revenue sources while maintaining the integrity of our balance sheet and liquidity. We strive to operate modern world class facilities with a high standard of environmental, social and governance performance.

(7)

The Pulp Industry

General

Pulp is used in the production of paper, tissues and paper-related products. Pulp is generally classified according to its fiber type, production process and degree of bleaching. Kraft pulp, a type of chemical pulp, is produced through a sulphate chemical process in which lignin, the component of wood which binds individual fibers, is dissolved in a chemical reaction. Chemically prepared pulp allows the wood’s fiber to retain its length and flexibility, resulting in stronger paper products. Kraft pulp can be bleached to increase its brightness. Softwood kraft pulp is noted for its strength, brightness and absorption properties and is used to produce a variety of products, including lightweight publication grades of paper, tissues and other paper-related products.

Bleached kraft pulp is comprised of either softwood kraft made from coniferous trees and hardwood kraft made from deciduous trees. Softwood species generally have long, flexible fibers which add strength to paper while fibers from species of hardwood contain shorter fibers which lend bulk and opacity.

We primarily produce and sell NBSK pulp manufactured using northern softwood which is considered a premium grade because of its strength. It generally obtains the highest price relative to other kraft pulps. Our Peace River mill produces both NBSK and NBHK pulp.

Most paper users of market kraft pulp use a mix of softwood and hardwood grades to optimize production and product qualities. In 2022, market kraft pulp consumption was approximately 58% hardwood bleached kraft and 37% softwood bleached kraft, with the remainder comprised of unbleached pulp. Over the last several years, production of hardwood pulp, based on fast growing plantation fiber primarily from Asia and South America, has increased much more rapidly than that of softwood grades, because of longer growth cycles. Hardwood kraft generally has a cost advantage over softwood kraft as a result of lower fiber costs, higher wood yields and, for newer hardwood mills, economies of scale. As a result of this growth in supply and lower costs, kraft pulp customers have substituted some of the pulp content in their products to hardwood pulp.

However, the requirement for strength and formation characteristics in finished goods counters customers’ ability to substitute cheaper hardwood pulp for NBSK. Paper and tissue makers focus on larger paper machines with higher speeds and lower basis weights for certain papers which require the strength characteristics of softwood pulp. Additionally, where paper products are lightweight or specialty papers such as premium tissue or magazine paper, or where strength or absorbency are important, softwood kraft forms a significant proportion of the fiber used. As a result, we believe that the ability of kraft pulp users to further substitute hardwood for softwood pulp is limited by such requirements.

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

Markets

We believe that over 150 million ADMTs of chemical pulp are converted annually into tissues, printing and writing papers, carton boards and other specialty grades of paper and paperboard around the world. We also believe that approximately 43% of this pulp is sold on the open market as market pulp, while the remainder is produced for internal purposes by integrated paper and paperboard manufacturers.

The pulp business is highly cyclical in nature and markets are characterized by periods of supply and demand imbalance, which in turn affect prices. Pulp markets are highly competitive and are sensitive to cyclical changes in the global economy, industry capacity and foreign exchange rates, all of which can have a significant influence on selling prices and our operating results. The length and magnitude of industry cycles have varied over time but generally reflect changes in macro-economic conditions and levels of industry capacity. Pulp is a commodity that is generally available from other producers. As commodity products have few distinguishing qualities from producer to producer, competition is generally based upon price, which is generally determined by supply relative to demand.

(8)

Between 2013 and 2022, worldwide demand for chemical market pulp overall grew at an average rate of approximately 2% annually, with worldwide demand for bleached softwood kraft market pulp generally flat over the same time period.

NBSK pulp demand is significantly impacted by global macro-economic trends. Certain of such trends have had a positive effect on pulp demand while others have had a negative impact.

A major long-term macro trend has been the increase in demand from emerging markets, and in particular China. In China alone, tissue production capacity has increased by approximately 7.8 million ADMTs over the last five years. In China, imports of chemical softwood market pulp grew overall by approximately 5% per annum for the period from 2013 to 2022 and it is a key driver of pulp demand and consumption. In 2022, market pulp demand in China weakened as a result of reduced economic activity due to shutdown measures and other restrictions instituted by the government in response to the COVID-19 pandemic.

We believe that emerging markets now account for approximately 56% of total global demand for bleached softwood kraft market pulp and China itself now accounts for approximately 30% of such global demand.

Two other macro trends positively affecting pulp demand have been the increase in usage and demand for tissue and hygiene products, particularly in China and emerging markets generally and the global reliance on online delivery of products which has increased demand for packaging and specialty products.

Two macro-economic trends that have negatively impacted pulp demand are:

•
the material decline in graphic and printing and writing paper demand in recent years, a material portion of which decline will not return; and
•
paper demand in the historically mature markets of North America, Europe and Japan has been declining or stagnating, which has resulted in Western Europe currently accounting for approximately 22% of global bleached softwood kraft market pulp demand compared to approximately 28% in 2013.

The trends and changes in NBSK pulp demand by end use are reflected in the following chart which compares worldwide NBSK pulp demand by end use for the periods indicated:

NBSK Pulp Demand by End Use

We believe 2022 NBSK demand by end use was generally consistent with the trend in the chart above.

In 2022, there was a net increase in pulp capacity of 0.4 million ADMTs, primarily of hardwood kraft pulp. Currently, we are aware of 2.7 million ADMTs of announced net capacity increases primarily of hardwood kraft pulp scheduled to come online in 2023.

(9)

NBSK Pulp Pricing

Kraft pulp is a globally traded commodity and prices are highly cyclical. Kraft pulp prices are generally quoted in dollars. Pricing is primarily influenced by the balance between supply and demand, as affected by global macro-economic conditions, changes in consumption and capacity, the level of customer and producer inventories and fluctuations in exchange rates. Generally, we and other producers consider global NBSK pulp supply and demand to be evenly balanced when world inventory levels are at about 34 days’ supply.

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

Although China is now the largest market globally for pulp, Europe has also historically been a significant market. As NBSK pulp is a premium grade of pulp, the European market NBSK list price is at times used by the industry as a benchmark reference price. The third party industry quoted average European list prices for NBSK pulp since 2013 have fluctuated between a low of approximately $790 per ADMT in 2016 and a high of $1,500 per ADMT in 2022.

Our pulp sales realizations in Europe and North America are third party industry quoted list prices, net of customer discounts, rebates and other selling concessions. Our sales to China and Asia generally are closer to a net price with significantly lower or little discounts and rebates. As a result, our net sales realizations in China are generally similar to other markets.

The following table sets out third party industry quoted list prices (before discounts and rebates) for NBSK pulp in Europe and North America and net prices for NBSK pulp in China as of the dates indicated:

	December 31,
	2022	2021
	($/ADMT)
Europe (List Price)	1,425	1,260
North America (List Price)	1,720	1,450
China (Net Price)	885	760

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

Competition

The pulp market is highly fragmented and competitive with many producers competing globally. Producers ranging from small independent manufacturers to large integrated companies produce pulp worldwide. In recent years there has been a trend for industry consolidation and the creation of larger competitors. Pulp is generally a commodity product and our pulp competes with similar products manufactured and distributed by many other producers. While many factors influence our competitive position, particularly in weak economic times, a primary factor is price. Other factors include quality, service, access to reasonably priced fiber and convenience of location. Some of our competitors are larger than we are in certain markets and have substantially greater financial resources. These resources may afford

(10)

those competitors more purchasing power, increased financial flexibility, more capital resources for expansion and improvement and enable them to compete more effectively.

Our key NBSK pulp competitors are principally located in Northern Europe and Canada and include Metsä Fibre, Södra Cell, Ilim, Paper Excellence, UPM, Stora Enso, Canfor Pulp and SCA.

Solid Wood Industry

General

Our solid wood segment consists of the manufacture, sale and distribution of lumber, manufactured products (including CLT and finger joint lumber), wood pallets, electricity, biofuels and wood residuals from our sawmills and other facilities, two of which are located in Germany and one in the United States.

Solid Wood Products and Markets

Our Friesau mill has two high-volume Linck sawlines and has the ability to produce both rough and planed products. The sawmill principally manufactures finished sawn lumber milled from spruce and pine, including European metric and specialty lumber, U.S. dimensional lumber and J-grade lumber, in various sizes and grades.

The Torgau facility is an integrated sawmill and value-add pallet production facility. The facility produces, among other products, lumber, wood pallets and biofuels.

Demand for lumber is cyclical and influenced by factors that affect consumer confidence and drive demand for residential construction, such as interest rates, disposable income, unemployment rates, perceived job security and other indicators of general economic conditions. Demand is also affected by the availability of skilled construction trades and construction finishing products, transportation costs, exchange rates, government tariffs and the competitiveness of substitute products. Demand can vary from region to region within a country and seasonal factors that determine optimal building conditions can also affect demand.

The process for manufacturing lumber results in a significant percentage of each sawlog ending up as by-products or residuals such as wood chips, trim blocks, sawdust shavings and bark. Due to the close proximity of the German pulp mills to the Friesau sawmill and Torgau facility, we are able to achieve fiber utilization and fiber logistics synergies. By-products at the Friesau mill are typically used as fuel for our cogeneration power plant or sold to a wide variety of customers. In addition, we utilize a significant portion of the chips from the Friesau mill at our Rosenthal pulp mill. At the Torgau facility sawmill residuals are used by our pulp mills or used to produce heating pellets and briquettes. Bark is used to generate electricity and thermal energy.

The main markets for our lumber products are in the United States, Europe and the Far East.

Our Friesau mill and Torgau facility lumber sales are to a diverse customer base. Customers include national and regional distributors, large construction firms, secondary manufacturers, retail yards and home centers.

Our Torgau facility also sells pallets and biofuels to a diverse customer base that is primarily located within a 300 kilometer range of the facility. The facility is one of the world’s largest producers of Euro-pallets, the standard European shipping pallet.

The Mercer Mass Timber facility produces CLT, a wood panel product, made from adhering layers of sawn lumber that is used as a more sustainable alternative to steel and concrete in building projects. We believe the mill currently represents approximately 20% of North American CLT capacity. The facility’s customers are mainly building contractors or property owners.

Competition

The markets for our lumber products are highly competitive with many producers competing globally. Producers range from small independent mills to very large global producers, including integrated forest products companies. In recent years, there has been significant consolidation in the solid wood industry that has resulted in the creation of even larger

(11)

global competitors. Producers compete generally on price, quality and service. With respect to lumber and certain solid wood products, these are commodities with few distinguishing features and producers primarily compete based on delivered price. Factors influencing our competitive position include, among others, the availability, quality and cost of raw materials, including fiber, energy and labor, the efficiency and productivity of our facilities and our ability to utilize or sell by-products from the lumber manufacturing process. The Friesau mill and Torgau facility lumber sales also compete in international markets subject to currency fluctuations and global business conditions. Our key competitors in the segment include West Fraser, Canfor, Interfor, Resolute Forest Products, Weyerhaeuser, Binderholz, Stora Enso and Ilim.

The Torgau facility’s pallets compete with other European pallet producers. The German pallet market is dominated by wood pallet producers. Since most pallets are standardized, there is limited room for product differentiation, implying that logistical organization, production capacity, and the ability to meet just-in-time demand form regional competitive advantages.

Mercer Mass Timber competes with other producers of CLT and other building materials such as concrete and steel. These building alternatives can be competitive on a cost basis, and have the added benefit of being in wide use for multiple years, as opposed to CLT which is relatively new in its North American adoption. These alternatives, however, lack the environmental attributes of CLT, in addition to its aesthetic appearance.

Generation and Sales of Green Energy and Chemicals

General

Our pulp mills are large scale bio-refineries that, in addition to pulp, also produce surplus “carbon neutral” or green energy. As part of the pulp production process, our mills generate green energy using carbon neutral biofuels such as black liquor and wood waste in a cogeneration process. Through the incineration of biofuels in the recovery and power boilers, our mills produce sufficient steam to cover all of our steam requirements and allow us to produce surplus electricity which we sell to third-party utilities or into the regional electricity market. As a result, we have benefited from green energy legislation, incentives and commercialization that have developed over the last decades in Europe and Canada along with strong electricity prices. In addition, in recent years we have applied considerable resources to increasing our capacity to produce and sell chemicals, primarily tall oil for use in numerous applications including biofuels.

Our Friesau mill and Torgau facility also generate and sell green energy produced from their biomass cogeneration power plants.

Our surplus energy and chemical sales provide us with a stable revenue source unrelated to pulp or lumber prices. Since our energy and chemical production are by-products of our production processes, there are minimal incremental costs resulting in our surplus energy and chemical sales being highly profitable. We believe that this revenue source gives our mills a competitive advantage over other older mills which do not have the equipment or capacity to produce and/or sell surplus power and/or chemicals in a meaningful amount.

(12)

The following chart sets out our electricity generation and surplus electricity sales for the periods indicated:

Electricity Generation and Exports(1)

(1)
Does not include electricity generation and exports of our 50% joint venture interest in the Cariboo mill, which is accounted for using the equity method.
(2)
Includes results of the Torgau facility since September 30, 2022.
(3)
Includes results of Peace River from December 10, 2018.

The following chart sets out our consolidated revenues from electricity and chemical sales for the periods indicated:

Energy and Chemical Revenue(1)

$211.8
$111.9
$105.8
$103.5
$88.9
Chemical
Energy
Revenue ($ millions)
$220.0
$200.0
$180.0
$160.0
$140.0
$120.0
$100.0
$80.0
$60.0
$40.0
$20.0
-
2022 (2)
2021
2020
2019
2018 (3)

(1)
Does not include energy revenues of our 50% joint venture interest in the Cariboo mill, which is accounted for using the equity method.
(2)
Includes results of the Torgau facility since September 30, 2022.
(3)
Includes results of Peace River from December 10, 2018.

(13)

Germany

Certain of our German mills have the option to sell their surplus electricity at special tariffs under the Renewable Energy Act. The special tariff for our Stendal mill is in effect until 2024, for our Friesau mill until 2029 and for our Torgau facility's four cogeneration power plants range from 2029 to 2034.

However, in 2022, as a result of higher energy prices resulting from the war in Ukraine, our German mills primarily sold energy at market prices.

In 2022, energy sales for our German mills were approximately $168.2 million or 694,124 MWh.

In connection with our focus on the growing bio-energy market, we sell tall oil, a by-product of our pulp production process which is used as both a chemical additive and as a green energy source. In 2022, we generated approximately $12.2 million from the sale of tall oil and other chemicals from our pulp segment.

Canada

Our Celgar mill is party to an electricity sales agreement with the provincial energy utility for a ten-year term that expires in October 2030. Pursuant to the agreement, the mill agreed to supply a maximum of approximately 127,000 MWh of surplus electrical energy annually to the utility. We are pursuing market sales and other strategic initiatives with respect to the remainder of the mill’s surplus power.

Our Peace River mill sells its surplus electricity into the Alberta market at market prices.

In 2022, our Canadian mills sold approximately 167,178 MWh of renewable electricity for proceeds of approximately $25.0 million.

Production Costs

Our major costs of pulp production are fiber, labor, chemicals and energy.

Fiber

General

Fiber, comprised of wood chips and pulp logs, is our most significant operating expense for our pulp segment, representing about 50% of our pulp cash production costs in 2022. Further, fiber, in the form of sawlogs, represents about 75% of lumber cash production costs in 2022.

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

The Friesau mill and Torgau facility consume sawlogs and waste wood. The Mercer Mass Timber facility consumes lumber. Sawlogs, waste wood and lumber are all cyclical in both price and supply.

Generally, the cost of wood chips, pulp logs and sawlogs is primarily affected by the supply and demand for lumber. Additionally, regional factors including harvesting levels, weather conditions and insect infestations can also have a material effect on the supply, demand and price for fiber.

(14)

While fiber costs and supply are subject to cyclical changes, we generally expect that we will be able to continue to obtain an adequate supply of fiber on reasonably satisfactory terms for our mills due to their locations and our long-term relationships with suppliers.

During the past few years, certain customers have endeavored to purchase pulp that is produced using fiber that meets certain recognized wood certification requirements from forest certification agencies like the Forest Stewardship Council (FSC), the Programme for the Endorsement of Forest Certification (PEFC), the Sustainable Forestry Initiative (SFI) and the Canadian Standards Association (CSA). If the fiber we purchase does not meet certain wood certifications required by customers, it may make it more difficult to, or prevent us from, selling our pulp to such customers. The chain of custody wood certification process is a voluntary process which allows a company to demonstrate that they use forest resources in accordance with strict principles and standards in the areas of sustainable forest management practices and environmental management. In an effort to procure wood only from sustainably managed sources, we employ an FSC Chain of Custody protocol and PEFC certification, which requires tracking of fiber origins and preparing risk based assessments regarding the region and operator. In the areas where we operate, we are actively engaged in the further development of certification processes. However, there is competition among private certification systems along with efforts by supporters to further these systems by having customers of forest products require products to be certified to their preferred system. Such wood certification standards continue to evolve and are not consistent from jurisdiction to jurisdiction or in how they are interpreted and applied. We currently do not expect certification requirements to have a material adverse impact on our fiber procurement and sales. However, if sufficient marketplace demand requires wood raw materials to be sourced from standards that are inconsistent with those in our fiber supply regions, it could increase our operating costs and reduce available harvest levels.

Germany

With approximately 3.7 billion m3, Germany has the largest timber reserves in Europe. The principal species are spruce, pine, beech and oak. Many of the German forest areas have been certified according to PEFC or FSC standards.

We believe we are the largest consumer of wood chips and pulp logs in Germany and often provide the best long-term economic outlet for the sale of wood chips in Eastern Germany. We coordinate the wood procurement activities for our German mills to reduce overall personnel and administrative costs, provide greater purchasing power and coordinate buying and trading activities. This coordination and integration of fiber flows also allows us to optimize transportation costs, and the species and fiber mix for our mills. We are also party to joint wood purchasing arrangements with one of the largest wood consumers in Europe.

In 2022, our German pulp mills consumed an aggregate of approximately 4.7 million m3 of fiber. Approximately 58% was in the form of pulp logs and approximately 42% was in the form of sawmill wood chips.

In 2022, our pulp segment per unit fiber costs in Germany increased compared to 2021, primarily as a result of stronger demand from other wood consumers, particularly heating pellet producers.

The core wood supply region for the Stendal mill includes most of Northeastern and Western Germany, primarily within an approximate 400 kilometer radius of the mill. We also purchase wood chips from Southwestern and Southern Germany as well as the Baltic Sea region. The fiber consumed by the Stendal mill consisted of approximately 67% spruce, 31% pine and 2% other species in 2022. The Stendal mill has sufficient chipping capacity to almost fully operate solely using pulp logs, if required. We source pulp logs from private and municipal forest owners and from state forest agencies. Our Stendal mill has historically also imported fiber from Poland and the Baltic Sea region.

Our Rosenthal mill sources wood chips from approximately 29 sawmills located primarily in the German states of Bavaria, Baden-Württemberg and Thuringia and primarily within a 300 kilometer radius of the Rosenthal mill. Within this radius, the Rosenthal mill is the largest consumer of wood chips. Given its location and size, the Rosenthal mill is often the best economic outlet for the sale of wood chips in the area. In 2022, approximately 94% of the fiber consumed by the Rosenthal mill was spruce and the remainder was pine. Wood chips for the Rosenthal mill are normally sourced from sawmills under one-year contracts with quarterly adjustments for market pricing. Substantially all of our chip supply is sourced from suppliers with which we have long-standing relationships. Pulp logs are sourced from the state forest agencies in Thuringia, Saxony and Bavaria and from private and municipal forest owners. In addition, the Rosenthal mill buys relevant volumes via imports from the Czech Republic.

(15)

Our Friesau mill and Torgau facility are each dependent on the consistent supply of sawlog fiber. Wood fiber is the single largest input cost and accounts for about 75% of our cash costs of producing lumber in 2022. Our Friesau mill is located in an area where there is a significant amount of high-quality fiber within economic reach. The wood fiber requirements of the Friesau mill and Torgau facility are met primarily through open market purchases and contract purchases from state forestry agencies and private and municipal forest owners.

In Germany, over the last several years, the price and supply of wood chips has been affected from time to time by increasing demand from alternative or renewable energy producers and government initiatives for carbon neutral energy. In 2022, increasing energy prices as a result of energy supply shortages caused by the war in Ukraine increased the demand for wood chips and industrial logs for energy production.

Additionally, over the last few years until 2022, there was a material increase in the availability of harvestable wood as a result of beetle infestation of German forests. Generally, beetle-infested wood is harvested more rapidly so as to be useable before deterioration makes the wood unsuitable for its intended purposes. However, most of such beetle-infested wood has now been harvested and processed.

While such beetle-infested wood increased fiber supply and led to lower prices in the short-term, such increased harvest levels can lead to challenges in maintaining a sustainable harvest level over the long-term and can lead to periods of reduced harvest levels in the future.

North America

In 2022, our Celgar and Peace River mills consumed approximately 4.3 million m3 of fiber. Approximately 47% of such fiber was in the form of sawmill wood chips and the remaining 53% came from pulp logs processed through their woodrooms or chipped by a third-party. Our Canadian mills’ woodrooms are able to process about 21% of their fiber needs. The source of fiber at the mill is characterized by a mixture of species (aspen, spruce, pine, hemlock, douglas fir and cedar) and the mills source fiber from a number of Canadian and U.S. suppliers.

In British Columbia, a combination of high harvesting rates during a past beetle endemic, subsequent governmental initiatives to reduce harvest levels and weaker lumber prices in 2022 resulted in lower sawlog availability and sawmill activity. This resulted in lower wood chip availability which increased fiber costs in British Columbia. In 2022, our Canadian pulp mills’ per unit fiber costs increased compared to 2021, due to strong demand in the mills' fiber baskets and for the Celgar mill in the second half of 2022 fiber supply was negatively impacted by regional sawmill curtailments.

The availability of fiber for our mills is in large part influenced by the strength of the lumber market. Lumber markets are primarily driven by U.S. housing starts, home renovation activities and, to a lesser degree, demand from China.

In 2022, our Canadian mills had access to approximately 30 different chip suppliers, most of whom are in Canada and, in the case of the Celgar mill, are also in the United States. Chips are purchased in Canada and the United States in accordance with chip purchase agreements. Generally, pricing is reviewed and adjusted periodically to reflect market conditions. The contracts for the Celgar mill are generally for one year with quarterly adjustments or on three-month terms. The chip contracts for Peace River are generally for three to five years with monthly adjustments indexed to the average pulp price.

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

Peace River holds two 20-year renewable governmental forest management agreements and three deciduous timber allocations in Alberta with an aggregate allowable annual cut of approximately 2.9 million m3 of hardwood, of which it currently harvests approximately 44%, and 375,000 m3 of softwood, which it sells or trades to sawmills surrounding the Peace River mill in exchange for wood chips. The forest management agreements were last renewed for a 20-year term expiring in 2029. While our Peace River mill can satisfy all of its hardwood fiber requirements from its forest management agreements and timber allocations, in order to optimize its fiber flow, it satisfies a small portion of its

(16)

needs from third-party owned timberlands. Softwood fiber supply is from residual sawmill chips from local surrounding sawmills.

Mercer Mass Timber primarily sources lumber through open market purchases or short-term contracts with regional producers in the U.S. Pacific Northwest, Western Canada and the U.S. South.

Labor

Our labor costs have increased over time due to inflation in wages and health care costs.

Energy

Our energy is primarily generated from renewable carbon neutral sources, such as black liquor and wood waste. Our mills produce all of our electrical energy requirements and generate excess energy which we sell to third-party utilities and to regional markets. We utilize fossil fuels, such as natural gas, primarily in our lime kilns and we use a limited amount for start-up and shut-down operations. Additionally, from time to time, mill process disruptions occur and we consume small quantities of purchased electricity and fossil fuels to maintain operations. As a result, all of our mills are subject to fluctuations in the prices for fossil fuels.

Chemicals

Our pulp mills use certain chemicals which are generally available from several suppliers and sourcing is primarily based upon pricing and location. Our chemical costs have increased in recent years.

Sales, Marketing and Distribution

Our global sales and marketing group is responsible for conducting all sales and marketing of the pulp produced at our mills and currently has approximately 20 employees. This group largely handles all European and North American sales directly. Sales to Asia are made directly or through commission agents overseen by our sales group. The global sales and marketing group handles sales to over 260 customers. We coordinate and integrate the sales and marketing activities of our German mills to realize on a number of synergies between them. These include reduced overall administrative and personnel costs and coordinated selling, marketing and transportation activities. We also coordinate pulp sales across our mills on a global basis, thereby providing our larger customers with seamless service across all major geographies. In marketing our pulp, we seek to establish long-term relationships by providing a competitively priced, high-quality, consistent product and excellent service. In accordance with customary practice, we maintain long-standing relationships with our customers, pursuant to which we periodically reach agreements on specific volumes and prices.

Our solid wood segment sales are handled by our sales teams in Germany and Vancouver. We also sell lumber through commissioned agents in certain markets.

The following table sets out our pulp segment revenues by geographic area for the periods indicated:

	Year Ended December 31,
	2022	2021
	(in thousands)
United States	$236,862	$183,198
Germany	553,935	459,725
China	495,668	375,891
Other countries	579,652	464,279
Total(1)	$1,866,117	$1,483,093

(1)
Excludes intercompany sales.

(17)

The following charts set out the geographic distribution of our pulp segment revenues as a percentage of our total pulp segment revenues for the periods indicated:

The following table sets out the distribution of our pulp sales volumes by end use for the periods indicated:

	Year Ended December 31,
	2022	2021
	(in thousands of ADMTs)
Tissue	682	612
Specialty	406	350
Printing & Writing	768	763
Other	62	88
Total	1,918	1,813

The following table sets out our solid wood segment revenues by geographic area for the periods indicated:

	Year Ended December 31,
	2022(1)	2021
	(in thousands)
United States	$177,917	$159,153
Germany	142,846	62,986
Other countries	87,695	91,333
Total(2)	$408,458	$313,472

(1)
Includes results of the Torgau facility since September 30, 2022.
(2)
Excludes intercompany sales.

(18)

The following charts set out the geographic distribution of our solid wood segment revenues as a percentage of our total solid wood segment revenues for the periods indicated:

Our pulp segment and solid wood segment sales are on customary industry terms. As of December 31, 2022, we had no material payment delinquencies. In 2022 and 2021, no customer accounted for 10% or more of our revenues. We do not believe our pulp segment or solid wood segment sales are dependent upon the activities of any single customer and the loss of any single customer would not have a material adverse effect on us.

Transportation

We transport our pulp and solid wood products generally by rail, ocean carrier and truck through third-party carriers. We have a small fleet of trucks in Germany that deliver some of our German mills’ pulp. In Germany, we also lease a significant number of railcars - both for inbound transport of fiber and outbound shipping of products.

Our German pulp mills are currently the only market kraft pulp producers in Germany, which is the largest import market for kraft pulp in Europe. We therefore have a competitive transportation cost advantage compared to Canadian and Northern European pulp producers when shipping to customers in Europe. Due to the location of our German mills, we are able to deliver pulp to many of our customers primarily by rail and truck.

Our Canadian mills’ pulp is transported to customers by truck, rail and ocean carrier through third-party carriers. The majority of our Canadian mills’ pulp for overseas markets is initially delivered primarily by rail to the Port of Vancouver for shipment overseas by ocean carrier. Based in Western Canada, our Canadian mills are well positioned to service Asian customers. The majority of our Canadian mills’ pulp for domestic markets is shipped by rail directly to the customer or to third-party warehouses in the United States. We also operate a logistics and reload center near Trail, British Columbia to provide us with additional warehouse space and greater transportation flexibility in terms of access to rail and trucking options.

The Friesau mill’s lumber is transported to customers by rail, ocean carrier and truck through third-party carriers.

The Torgau and Mercer Mass Timber facilities’ products are primarily transported by truck.

In both 2022 and 2021, outbound transportation costs comprised approximately 12% of our total consolidated costs and expenses.

Capital Expenditures

We have continued to make capital investments designed to increase pulp, green energy and chemical production, reduce costs and improve efficiency and environmental performance at our pulp mills. The improvements made over

(19)

the years have increased the competitive position of our pulp segment. Since its acquisition, we have also made capital investments to optimize sawmill production at the Friesau mill.

The following table sets out the total capital expenditures by segment (excluding any related governmental grants) for the periods indicated:

	Year Ended December 31,
	2022		2021
	(in thousands)
Pulp segment	$146,635	(1)	$139,312	(2)
Solid wood segment	31,190	(3)	19,379
Total	$177,825		$158,691

(1)
Includes initial expenditures to rebuild the wood chip conveying systems at the Stendal mill which were damaged by a fire in 2022. The rebuild will be primarily financed with insurance proceeds, of which $2.2 million was received in 2022.
(2)
Includes expenditures for the recovery boiler rebuild at the Peace River mill which was financed with insurance proceeds, of which $21.5 million was received in 2021 and $6.4 million was received in 2022.
(3)
Includes results of the Torgau facility since September 30, 2022.

In our pulp segment, capital investments at the Stendal mill in 2022 primarily related to capacity expansion projects, initial costs to rebuild the wood chip conveying systems that were damaged by fire and maintenance projects. In 2021, they primarily related to capacity expansion projects.

Capital investments at our Rosenthal mill in 2022 primarily related to the construction of a lignin production and research and development plant and maintenance projects. In 2021, they primarily related to wastewater improvement and maintenance projects.

Capital investments at the Celgar mill in 2022 and 2021 primarily related to woodroom upgrades and maintenance projects.

Capital investments at the Peace River mill in 2022 primarily related to woodroom upgrades. In 2021, they primarily related to the recovery boiler rebuild which was financed by insurance proceeds, of which $21.5 million was received in 2021, and upgrades to the woodroom.

In our solid wood segment, in 2022, we completed the majority of the Friesau mill's sorter line upgrades and other production improvement and maintenance projects. In 2021, they were related to expansion and optimization projects at the Friesau mill to, among other things, increase annual lumber production and improve production grading capabilities.

Qualifying capital investments at industrial facilities in Germany that reduce pollutants in the effluent discharge can be used to offset wastewater fees that would otherwise be required to be paid. For more information about our environmental capital expenditures, see “– Environmental”.

In 2023, excluding amounts being financed through government grants and expected insurance proceeds, we currently expect our total capital expenditures to be approximately $175.0 million to $200.0 million.

In 2023, we currently expect our capital expenditures in our pulp segment to be principally comprised of completing the upgrades to the woodrooms at our Canadian mills, completion of the lignin production and research and development plant at the Rosenthal mill and completion of the replacement of the fire damaged wood chip conveying system at the Stendal mill.

In 2023, we currently expect capital expenditures in our solid wood segment to be strategic projects at the Torgau mill to realize on the acquisition synergies, projects to expand the product offerings, increase production and lower costs at the Mercer Mass Timber facility and further upgrades to our Friesau mill including improvements to the sorter lines and an additional kiln.

(20)

Innovation

We utilize our expertise with wood, its processing and by-products to expand our product mix. As a result, we seek to develop new products based on our expertise in wood processing and working with derivatives of the kraft pulping process. Currently these processes are focused on:

•
the production and sale of CLT and other value-added wood products like finger joint products at our Mercer Mass Timber facility;
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

In an effort to further grow our chemical sales and bring additional value to our by-product stream, we are investing in a pilot lignin plant at our Rosenthal mill. This plant will allow us to research the commercial opportunities of this product. Lignin has many potential uses in the manufacture of green alternative products such as adhesives and carbon black.

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

We devote significant management and financial resources to comply with all applicable environmental laws and regulations. In particular, the operation of our plants is subject to permits, authorizations and approvals and we must comply with prescribed emission limits. Compliance with these requirements is monitored by local authorities and non-compliance may result in administrative orders, fines or closures of the non-compliant mill. Our total capital expenditures on environmental projects at our mills were approximately $4.8 million in 2022 and approximately $8.4 million in 2021. In 2023, capital expenditures for environmental projects are expected to be approximately $13.8 million.

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

(21)

We believe we have obtained all required environmental permits, authorizations and approvals for our operations. We believe our operations are currently in material compliance with the requirements of all applicable environmental laws and regulations and our respective operating permits.

Under German state environmental rules relating to effluent discharges, industrial users are required to pay wastewater fees based upon the amount of pollutants they discharge in their effluent. These rules also provide that an industrial user who undertakes environmental capital expenditures and lowers certain effluent pollutants to prescribed levels may offset the amount of these expenditures against the wastewater fees that they would otherwise be required to pay. We expect capital investment programs and other environmental initiatives at our German mills will offset the wastewater fees that are payable if we demonstrate the reduced wastewater emissions and we believe they will ensure that our operations continue in substantial compliance with prescribed standards.

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

British Columbia has, for example, introduced a carbon tax and low-carbon fuel standards. British Columbia has also implemented performance standards, such as greenhouse gas emissions benchmarks for select industrial facilities and sectors, and new greenhouse gas emissions reporting regulations for certain industrial operations. British Columbia has also established greenhouse gas emissions offset projects.

In 2019, the Canadian federal government began phasing in a federal carbon tax pricing system in provinces and territories without a provincial carbon tax program that meets the minimum national stringency requirements. The federal carbon tax pricing system has two parts: a regulatory charge on fossil fuels like gasoline and natural gas (the “fuel charge”) and a performance-based system for industries (the “OBPS”). As of January 1, 2023, the federal fuel charge applies to Ontario, Manitoba, Saskatchewan and Alberta, as well as the territories of Nunavut and the Yukon, while the OBPS applies to Manitoba and Prince Edward Island, as well as the territories of Nunavut and the Yukon.

We believe that these water and air emission measures in Germany and Canada have not had, and in 2023 will not have, a significant effect on our operations. Although these measures could have a material adverse effect on our operations in the future, we expect that we will not be disproportionately affected by these measures as compared with owners of comparable operations. We also expect that these measures will not significantly disrupt our planned operations.

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

(22)

Climate Change

Changing weather patterns and climatic conditions due to natural and man-made causes have added to the unpredictability and frequency of natural disasters, such as hurricanes, wildfires and wind, rain, hail, snow and ice storms. Such changes and resulting conditions can adversely affect our operations, including as a result of variations in the cost and availability of raw materials, such as fiber, unplanned downtime, changes in operating rates and disruptions in transportation and logistics.

As there is uncertainty about the severity, extent and speed at which climate change is occurring, we are unable to identify and predict all of the consequences of climate change and the timing of the same on our business and operations.

The actual and perceived effects of climate change and social and governmental responses have created both opportunities and negative consequences for our business.

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

As part of their production process, our pulp mills take wood residuals and process them through a digester where cellulose is separated from the wood to be used in pulp production and the remaining residuals, called black liquor, are used for green energy production. As a result of their use of wood residuals and because our mills generate combined heat and power in a process known as cogeneration, they are efficient producers of energy. Our Friesau mill and Torgau facility utilize residual bark and shavings from consumed logs to produce energy. This energy is carbon neutral and produced from a renewable source. Our relatively modern mills generate a substantial amount of energy that is surplus to their operational requirements.

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

•
greater demand for sustainable energy and cellulosic biomass fuels;
•
the expansion of softwood forests and increased growth rates for such forests;
•
more intensive forestry practices and timber salvaging versus harvesting standing timber;
•
additional governmental incentives or requirements to enhance biomass energy production; and
•
additional social or investor focus or demand for biomass, green energy or sustainability initiatives.

Additionally, increased focus on climate change at the governmental level has generally led to increased demand in alternative building solutions such as CLT.

Historically, the principal driver behind reducing the effects of climate change and moving to a carbon neutral economy primarily resulted from initiatives from governmental or international bodies, including the United Nations and international treaties amongst various countries. However, over the last few years, there has been a significant push and focus on climate change and carbon reduction by private institutions including, among others, institutional investors, ratings agencies, shareholders, communities, other stakeholders and the public generally. This has resulted in, among other things, a significant amount of capital being provided for "green" or carbon neutral initiatives, on favorable terms, some of which are referred to as "green bonds". The demand for renewable energy services has recently been further increased as a result of the war in Ukraine.

We cannot currently predict which, if any, of these potential opportunities will be realized by us or their economic effect on our business.

(23)

While not all of the specific consequences to our business from climate change are predictable, one of the most significant adverse consequences is that the focus on renewable energy has created greater demand and competition for wood residuals or fiber from renewable energy producers like the pellet industry in Germany.

In Europe, the price and supply of wood residuals has been periodically affected by an increasing demand from alternative or renewable energy producers and governmental initiatives for carbon neutral energy. In 2022, in particular there was increasing demand for wood residuals and lower quality industrial logs from energy and heating pellet manufacturers as a result of energy shortages caused by the war in Ukraine.

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

Well-publicized events have been attributed at least in part to climate change, including a beetle infestation that has damaged significant amounts of forest lands and harvestable timber in Western Canada and more recently over the last few years in Germany. Beetle infestation of forest lands has both short-term and long-term consequences for our business. In the short-term, there is often a material increase in harvest levels of infested forests as parties seek to utilize such wood before it deteriorates too much to be useable for its intended purposes. As a result, there can be a material increase in fiber availability and lower fiber prices resulting both from such increased supply and the lower quality of such infested fiber. Over the last few years until 2022, our German mills benefited from such lower fiber prices. However, infestation and increased harvest levels resulting therefrom can create over-harvesting and challenges for maintaining sustainable harvest levels over the long-term and can result in lower harvest levels in future periods.

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

(24)

As of December 31, 2022, we employ approximately 3,320 people, of which approximately 2,315 of whom work in our German operations, approximately 910 of whom work in our Canadian operations and approximately 60 work in our U.S. operations. Our pulp segment employs approximately 1,806 people and our solid wood segment employs approximately 1,429 people. The majority of our employees in both segments are bound by collective agreements. We consider the relationships with our employees and the unions and works councils which represent them, to be good. Collaborative labor management relations are fundamental to our operations. Accordingly, we recognize and work cooperatively with the unions and works councils to ensure we build and maintain superior working conditions, a supportive work environment, training and growth opportunities and fair compensation and benefits packages.

We employ a collaborative group of skilled, dedicated, resourceful and innovative individuals who support our core purpose and reflect our values every day. Investment in our people drives our excellence and accordingly, we are committed to attracting, retaining and developing quality personnel. By the nature of the industries in which we operate, many of our employees are professionals who require specialized knowledge and skills and include various categories of engineers and licensed trade persons and equipment operators. Our senior managers and directors have extensive experience in the forest products industry, and we have experienced managers at all of our mills. Our management has a proven track record of implementing new initiatives and capital projects in order to increase production and efficiency, reduce costs and harness new revenue opportunities.

We aim to support our employees with a competitive compensation package, fulfilling career opportunities and a balanced and secure future accompanied by time away from work. All of our employees are provided competitive benefits packages that provide pension, medical, dental, and vision care benefits. Employees are also able to access specialized assistance such as physiotherapy and counselling services. We provide a diversity of training activities and programs to help our people grow and be more effective in their current and future roles.

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

Maintaining a robust pipeline of talent is crucial to our ongoing success and is a key aspect of succession planning efforts across the organization. Our leadership and human resources teams are responsible for attracting and retaining top talent by facilitating an environment where employees feel supported and encouraged in their professional and personal development. Specifically, we promote employee development by reviewing strategic positions regularly and identifying potential internal candidates to fill those roles, evaluating job skill sets to identify competency gaps and creating developmental plans to facilitate employee professional growth. We invest in our employees through training and development programs, on the job experiences and coaching. We provide technical and leadership programs across the organization that enable colleagues to grow skills and capabilities to become more successful. We also have dedicated talent programs that support and accelerate leadership development and strengthen our succession plans. Additionally, we understand the importance of maintaining competitive compensation, benefits and appropriate training that provides growth, developmental opportunities and multiple career paths for our employees.

Health and Safety

Safety is a core value of our company. The industries in which we operate have their own particular set of risks including hazards from our complex industrial manufacturing facilities such as manufacturing processes, mobile equipment, heavy and complex equipment, high pressure boilers, energy production, and the use and recovery of chemicals. Accordingly, there is no initiative that attracts a higher degree of focus for our management team than our “Road to Zero” health and safety program, which is a company-wide initiative designed to create healthy, safe and productive work environments with a goal of zero workplace incidents.

We have developed tools to analyze potential and incurred incidents and we have resources to develop prevention initiatives. In particular, we focus on modelling responses to eliminate the risk, where possible, by using the “hierarchy of controls” adopted by many of the world’s leading health and safety organizations. Our priority is the elimination of hazards, followed by safe administrative practices and appropriate personal protective equipment. We identify, monitor, educate, and take a data-driven approach to drive workplace safety improvements. Many of our programs revolve around education, hazard identification, and risk mitigation strategies. These proactive initiatives bring safety to the forefront of our work practices. Our teams of safety professionals are dedicated to finding and utilizing the right

(25)

tools to prevent all workplace injuries. The Senior Safety Leadership Committee, referred to as the “SSLC”, provides governance and high level support to the programs. The SSLC meets on a regular basis to review performance, learn from experience and share best practices. Our team of safety professionals are dedicated to supporting line management and embedded safety committees who lead safety on a daily basis. We analyze all incidents carefully and adjust our prevention efforts accordingly.

We closely monitored the health and safety issues related to the COVID-19 pandemic. In 2022, many governments reduced restrictions and response measures to the pandemic. We continue to take precautionary measures to reduce the potential for transmission amongst our personnel.

Diversity, Equity and Inclusion

We believe that a culture of diversity and inclusion is critical in making the best decisions for our people and achieving sustainable business success. While gender is only one aspect under diversity, a number of our top management positions were and continue to be held by women. We continue to effect changes to our recruiting and training processes to make our workplaces even more reflective of the diversity that exists in our communities. We believe that making our workplace more equal and inclusive will make us a stronger, more resilient and more sustainable business over the long-term.

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

Currently, women comprise 30% of our board of directors, about 25% of our 100 senior management positions and about 18% of our total workforce. Our goal is to improve our recruitment of women so that they comprise 30% of our new hires by 2030.

In Canada, our operations work closely and partner with regional First Nations groups to foster mutually-beneficial economic activities and beneficial relationships. We are party to a logging joint venture with one First Nations group and are working to expand the scope and size of the business and to include other regional groups. We are also pursuing additional joint business or venture opportunities with First Nations groups. Additionally, we have programs to provide training and job skills to regional First Nations groups.

We have an extensive apprenticeship program and outreach events for prospective employees. We believe that these programs and events, among other things, help us to reach out and attract new employees, including more female employees who perhaps in the past had not considered technical or operating employment opportunities at our mills or the forest products industry generally.

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

(26)

Community Involvement

We make donations to community groups and charitable organizations in the communities in which we operate and live. We believe this commitment and engagement with local communities helps us to attract and retain employees and enhances our social license in such communities.

Commitment to Sustainability

We manage and operate our business, including the natural resources under our care or direction, with a long-term view and focus on sustainability. We believe by doing so we will be able to deliver value to our customers, employees, shareholders, communities and other stakeholders. We strive to maintain the highest environmental, social and governance standards. We believe that by caring for the health and safety of our workers, maintaining the environmental quality of our operations and being part of and actively engaged in the communities in which we operate we enhance the value for all of our various stakeholders and our social license to operate. We work to build all of these values and goals into our corporate culture or what we refer to as the “Mercer Way”. We believe that focusing on sustainability as a key driver in all of our operations and business will enhance our decision-making, our business and our relationships with our various stakeholders and communities in which we operate. We believe all of the foregoing elements are inter-connected and are vital to our long-term future, success and sustainability.

We focus significant attention on minimizing our environmental impact with the goal of reducing the environmental footprint of our existing operations to make them sustainable over the long-term, to ensure we have a social license to operate and to offset or reduce the impact of our operations. We endeavor to adapt to emerging trends, support new technologies and foster environmental stewardship in the areas in which we operate. We are signatory to the UN Global Compact that helps align our endeavors with the United Nations Sustainable Development Goals and other key environmental standards in the areas of low carbon transition, water stewardship, waste, forestry, air emissions, recycling, sourcing and biodiversity.

As part of our commitment and focus on sustainability, we have, among other things:

•
increased our focus on sustainability including improved management, goal setting and recording capabilities that will be communicated with stakeholders to ensure proper acknowledgment of our sustainability accomplishments and initiatives;
•
conducted a thorough materiality assessment to further understand both the topics that are important for our stakeholders as well as those material to our business;
•
validated our greenhouse gas reduction targets with the Science Based Target Initiative to support our climate change ambition in line with a trajectory well-below a 2 degrees Celsius increase for earth;
•
conducted our second climate change scenario analysis to evaluate the risks and opportunities of climate change as part of our adoption of the Task Force on Climate-related Financial Disclosure recommendations. In doing so, we partnered with a global non-profit organization focused on sustainability to develop a series of climate change scenarios for 2030. The models were developed by the Network for Greening the Financial System with extensive input from the climate community, and augmented with industry trends and climate projections. The scenarios were then analyzed and used to identify and assess the potential impacts of climate change-related risks and opportunities on the Company. As a result of this process, we identified three areas of our strategy that may incur risks and opportunities across the scenarios: (i) shifting market demand; (ii) wood and fiber supply; and (iii) supply chain resilience. Further information on the key parameters and assumptions used to develop the various models is available on our website;
•
conducted a biodiversity workshop with our global team to understand how we impact and depend on nature and our management practices to manage these biodiversity risks as part of our commitment to report using the Task Force on Nature-related Financial Disclosure recommendations;
•
entered into the New German Facility which is sustainability linked whereby the interest rate margin is subject to upward or downward adjustments of up to 0.05% per annum based upon meeting certain specified sustainability targets;

(27)

•
published our inaugural sustainability report;
•
enhanced our environmental tracking, measuring and reporting system for both water and air parameters at all of our facilities; and
•
spent considerable time with our stakeholders including governments and First Nations to expand our relationships in all areas of our business.

Description of Certain Indebtedness

The following summarizes certain material provisions of our senior notes and revolving credit facilities. The summaries are not complete and are qualified by reference to the applicable documents and the applicable amendments to such documents on file with the SEC, and incorporated by reference herein.

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

The 2026 Senior Notes mature on January 15, 2026 and interest on the 2026 Senior Notes is payable semi-annually in arrears on each January 15 and July 15. Commencing July 15, 2018, interest is payable to holders of record of the 2026 Senior Notes on the immediately preceding January 1 and July 1 and is computed on the basis of a 360-day year consisting of twelve 30-day months. Commencing January 15, 2023, the 2026 Senior Notes became redeemable at our option at a price equal to 100.000%.

The 2029 Senior Notes mature on February 1, 2029 and interest on the 2029 Senior Notes is payable semi-annually in arrears on each February 1 and August 1. Commencing August 1, 2021, interest is payable to holders of record of the 2029 Senior Notes on the immediately preceding January 15 and July 15 and is computed on the basis of a 360-day year consisting of twelve 30-day months. Commencing February 1, 2024, the 2029 Senior Notes will become redeemable at our option at a price equal to 102.563% of the principal amount redeemed and declining rateably on February 1 of each year thereafter to 100.000% on or after February 1, 2026.

The indentures governing the Senior Notes contain covenants limiting, among other things, our ability and the ability of our restricted subsidiaries to: incur additional indebtedness or issue preferred stock; pay dividends or make other distributions to our shareholders; purchase or redeem capital stock or subordinated indebtedness; make investments; create liens; incur restrictions on the ability of our restricted subsidiaries to pay dividends or make other payments to us; sell assets; consolidate or merge with or into other companies or transfer all or substantially all of our assets; and engage in transactions with affiliates. As of December 31, 2022, all of our subsidiaries were restricted subsidiaries.

The Senior Notes are unsecured and are not guaranteed by any of our operating subsidiaries, most of which are located outside the United States. Our obligations under the Senior Notes rank: effectively junior in right of payment to all of our existing and future secured indebtedness, to the extent of the assets securing such indebtedness, and all indebtedness and liabilities of our subsidiaries; equal in right of payment with all of our existing and future unsecured senior indebtedness; and senior in right of payment to any of our future subordinated indebtedness.

Pan-German Revolving Credit Facility

In September 2022, certain of our German subsidiaries entered into a new €300.0 million joint revolving credit facility, referred to as the “New German Facility”, with a group of bank lenders, which replaced a €200.0 million joint revolving credit facility.

(28)

The principal terms of the facility include:

•
The total availability under the facility is €300.0 million.
•
The facility matures in September 2027.
•
The facility is unsecured and is jointly and severally guaranteed by our principal German subsidiaries.
•
Interest under the facility is payable on loans of Euribor plus a variable margin ranging from 1.30% to 2.25% dependent on conditions including but not limited to a prescribed leverage ratio.
•
The facility is sustainability linked, whereby the interest rate margin is subject to upward or downward adjustments of up to 0.05% per annum depending on achievement of certain specified sustainability targets.
•
A commitment fee equal to 35% of the applicable margin on the unused and uncancelled amount of the New German Facility is payable quarterly in arrears.
•
The facility contains financial maintenance covenants which are tested on a quarterly basis, commencing December 31, 2022, which require: (i) our German subsidiaries that are party thereto to maintain a leverage ratio of “net debt” (excluding shareholder loans) to EBITDA of not greater than 3.50:1.00; and (ii) defined capital of not less than €500.0 million.
•
The facility contains other customary restrictive covenants which, among other things, govern the ability of our German subsidiaries to incur liens, sell assets, incur indebtedness, make acquisitions with proceeds from the facility, enter into joint ventures or repurchase or redeem shares. The New German Facility also contains customary events of default.

The New German Facility is available to all of the borrowers, subject to maximum borrowing sub-limits for certain of the borrowers.

As of December 31, 2022, approximately €102.5 million ($109.3 million) of this facility was drawn and accruing interest at a rate of 3.193%, approximately €13.5 million ($14.4 million) was supporting bank guarantees and approximately €184.0 million ($196.2 million) was available.

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

•
The total availability under the facility is C$160.0 million.
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
•
The availability of the facility is subject to a borrowing base limit that is based on the borrowers’ combined eligible inventory levels and accounts and certain eligible equipment from time to time.

(29)

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

As of December 31, 2022, approximately C$43.0 million ($31.7 million) of this facility was drawn and accruing interest at a rate of 6.034%, approximately C$1.3 million ($1.0 million) was supporting letters of credit and approximately C$115.7 million ($85.4 million) was available.

ITEM 1A. RISK FACTORS

The statements in this "Risk Factors" section describe material risks to our business and should be considered carefully. You should review carefully the risk factors listed below, as well as those factors listed in other documents we file with the SEC. In addition, these statements constitute our cautionary statements under the Private Securities Litigation Reform Act of 1995. Our disclosure and analysis in this annual report on Form 10-K and in our annual report to shareholders contain some forward-looking statements that set forth anticipated results based on management's current plans and assumptions. If any of the risks and uncertainties described in the cautionary factors described below actually occur or continue to occur, our business, financial condition and results of operations and the trading price of our common stock could be materially and adversely affected. Moreover, the risks below are not the only risks we face and additional risks not currently known to us or that we presently deem immaterial may emerge or become material at any time and may negatively impact our business, reputation, financial condition, results of operations or the trading price of our common stock.

Risks Related to our Business

Our business is highly cyclical in nature.

The forest products industry is highly cyclical in nature and markets are characterized by periods of supply and demand imbalance, which in turn can cause material fluctuations in prices. The markets for our principal products, being pulp and lumber, are sensitive to cyclical changes in the global economy, industry capacity and foreign exchange rates, all of which can have a significant influence on selling prices and our operating results. The length and magnitude of industry cycles have varied over time but generally reflect changes in macro-economic conditions and levels of industry capacity. Pulp and lumber are commodities that are generally available from other producers. Because commodity products have few distinguishing qualities from producer to producer, competition is generally based upon price, which is generally determined by supply relative to demand.

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

Currently, we are aware of 2.7 million ADMTs of announced net pulp production capacity increases, primarily of hardwood kraft pulp in 2023. However, we cannot predict whether new capacity will be announced or will come online in the future. If any new capacity, particularly for NBSK pulp, is not absorbed in the market or offset by curtailments or closures of older, high-cost pulp mills, the increase could put downward pressure on pulp prices and materially adversely affect our results of operations, margin and profitability. Additionally, while NBHK pulp is not

(30)

a direct competitor to NBSK pulp, if any future increases in pulp supply are not absorbed by demand growth, such supply could put downward pressure on NBSK pulp prices as well.

Demand for each of pulp and lumber has historically been determined primarily by general global macro-economic conditions and has been closely tied to overall business activity. Both pulp and lumber prices have been and are likely to continue to be volatile and can fluctuate widely over time. Demand for CLT products is primarily driven by commercial and industrial construction demand and customers’ desire to take advantage of the characteristics and environmental attributes of CLT products.

A pulp producer's actual sales realizations are third party industry quoted list prices net of customer discounts, rebates and other selling concessions. Our sales realizations may also be affected by price movements between the order and shipment dates.

Global pulp and lumber markets have historically been characterized by considerable swings in prices which have and will result in variability in our earnings. Prices for pulp and lumber are driven by many factors outside our control. We have little influence over the timing and extent of price changes. Because market conditions beyond our control determine the prices for pulp and lumber, prices may fall below our cash production costs, requiring us to either incur short-term losses on product sales or reduce or cease production at one or more of our mills. Therefore, our profitability depends on managing our cost structure, particularly raw materials which represent a significant component of our operating costs and can fluctuate based upon factors beyond our control. If the prices of our products decline, or if prices for our raw materials increase, or both, our results of operations and cash flows could be materially adversely affected.

Cyclical fluctuations in the price and supply of our raw materials, particularly fiber, could adversely affect our business.

Our main raw material is fiber in the form of wood chips, pulp logs and sawlogs. Fiber represented approximately 50% of our pulp cash production costs and approximately 75% of our lumber cash production costs in 2022. Fiber is a commodity and both prices and supply are cyclical. Fiber pricing is subject to regional market influences and our costs of fiber may increase in a region as a result of local market shifts. The cost of wood chips, pulp logs and sawlogs is primarily affected by the supply and demand for lumber. Demand for these raw materials is generally determined by the volume of pulp and paper products and solid wood products produced globally and regionally.

Governmental regulations related to the environment, forest stewardship and green or renewable energy can also affect the supply of fiber. In Europe, governmental initiatives to increase the supply of renewable energy have led to more renewable energy projects, including in Germany. Demand for wood residuals from such energy producers has generally put upward pressure on prices for wood residuals. In addition, the reduction in natural gas supply and increase in energy prices in Germany resulting from the Ukraine war has also increased both the demand and prices for wood chips and residuals. This has resulted in higher per unit fiber costs for our German mills.

Strong lumber markets in North America and particularly in the United States resulting from a recovery in U.S. housing starts and a robust home renovations market over the last few years resulted in increased sawmilling activity. This increased the supply of wood chips which are generally a lower cost than pulp logs. However, the lumber industry is highly cyclical and the slowdown in sawmilling activities in the last fiscal year has reduced the availability of both wood chips and pulp logs and put upward pressure on fiber costs. There is no assurance that sawmill activity will stabilize or not decline further or that fiber prices will not increase in the future.

Since 2016 and the expiry of a softwood lumber trade agreement, the United States and Canada have renewed a long standing trade dispute regarding lumber exports from Canada to the United States. In November 2016, a petition was filed by a coalition of U.S. lumber producers to the U.S. Department of Commerce and the U.S. International Trade Commission requesting an investigation into alleged subsidies provided to Canadian lumber producers. Since then, the U.S. Department of Commerce announced various countervailing and anti-dumping duty rates on Canadian softwood lumber and the United States and Canada have engaged in proceedings under the North American Free Trade Agreement and through the World Trade Organization. In August 2022, the U.S. Department of Commerce announced the results of its third administrative review, lowering the countervailing duty to 3.83% and the anti-dumping rate to 4.76%, for combined final duty rates of 8.59% for "all other" Canadian lumber producers. In January 2023, the U.S. Department of Commerce released the preliminary results of its fourth administrative review which

(31)

indicated a further marginal reduction in the duty rate for "all other" Canadian lumber producers. It is uncertain when or if the United States and Canada may settle a new agreement and what terms or restrictions it may contain. Duties or other restrictions imposed on Canadian softwood lumber exports by the United States can negatively impact Canadian sawmill production in our Canadian pulp mills' supply area and result in reduced availability and increased costs for wood chips for our Canadian mills. While we believe this may be partially offset by increased wood chip supply from U.S. sawmills and pulp log availability, we cannot currently predict the effect on our Canadian mills' overall fiber costs.

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

Other than the renewable forest licenses of our Peace River mill, we do not own any timberlands or have any material long-term governmental timber concessions. We also currently have few long-term fiber contracts at our German operations. Fiber is available from a number of suppliers and prices are cyclical. Our fiber requirements have increased and may continue to do so as we expand capacity through capital projects, other efficiency measures at our mills and acquisitions. As a result, we may not be able to purchase sufficient quantities of fiber to meet our production requirements at prices acceptable to us during times of tight supply. An insufficient supply of fiber or reduction in the quality of fiber we receive would materially adversely affect our business, financial condition, results of operations and cash flows.

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

Our business, financial condition and results of operations could be adversely affected by disruptions in the global and European economies caused by Russia's invasion of Ukraine.

The global economy has been negatively impacted by increasing tension, uncertainty and tragedy resulting from Russia's invasion of Ukraine. The adverse and uncertain economic conditions resulting therefrom have and may further negatively impact global demand, cause supply chain disruptions and increase costs for transportation, energy and other raw materials. Furthermore, governments in the United States, the European Union, the United Kingdom, Canada and others have imposed financial and economic sanctions on certain industry segments and various parties in Russia. We are monitoring the conflict including the potential impact of financial and economic sanctions on the global economy and particularly the economies of Europe. Increased trade barriers, sanctions and other restrictions on global or regional trade could adversely affect our business, financial condition and results of operations. Although we have no operations in Russia or Ukraine, the destabilizing effects of Russia's invasion of Ukraine could have other adverse effects on our business, including transportation, logistics, fiber supply and energy availability. Further escalation of geopolitical tensions related to this military conflict and/or its expansion could result in loss of property, expropriation, cyberattacks, supply disruptions, plant closures and an inability to obtain key supplies and materials, as well as adversely affect both our and our customers’ supply chains and logistics, particularly in Europe.

In many cases, both our German operations and those of European customers depend on the availability of natural gas for use in their manufacturing operations. A very significant proportion of Germany's natural gas supply historically originated from Russia. There have been significant reductions in and disruptions to the natural gas supply to Europe and in particular Germany, resulting from sanctions, counter-measures by Russia, including restricting supply, other restrictions, damage to infrastructure, logistics and other factors related to the war. The Ukraine military conflict has had a destabilizing effect and materially and adversely impacted European and global natural gas and oil markets. Such material disruptions to the natural gas supply of Germany could adversely affect its availability to industry and

(32)

our ability to operate our German pulp and lumber mills in the ordinary course which could adversely affect our business, results of operations and financial condition.

Additionally, both the European Union and Germany have adopted or proposed legislation in response to energy supply shortages and high energy prices, including price caps and "windfall" taxes on energy sales resulting from the war in Ukraine.

In addition, the effects of such military conflict could heighten and increase many of the other risks described in this Item 1A.

Inflation or a sustained increase in our key production and other costs would lead to higher manufacturing costs which could reduce our margins.

Our key production input costs are for fiber, chemicals and energy. Other material costs in our business include labor and transportation. The prices for fiber and energy can be volatile, are affected by inflation and can change rapidly. Additionally, our costs for chemicals and transportation are also subject to inflationary pressure. Also, our costs for service providers, contractors and labor may increase due to inflation and shortages of skilled labor.

Continued inflationary pressures would increase our manufacturing costs. If we are unable to pass along such operating costs increases to our customers, it could reduce our margins, contribute to earnings volatility and adversely affect our results of operations.

The ongoing COVID-19 pandemic could materially adversely affect our business, financial position and results of operations.

Since its initial outbreak in late 2019, the COVID-19 pandemic has resulted in significant and widespread global infections and fatalities. During the pandemic, various levels of governments globally have from time to time taken emergency and other measures to attempt to contain the virus, including travel restrictions, quarantines, business closures, shelter in place orders and other shutdowns and restrictions.

The impact of the pandemic and the global response thereto has, among other things, significantly disrupted global economic activity, negatively impacted gross domestic product, disrupted supply chains and caused volatility in financial markets. Various countries have suffered declines in gross domestic product growth, business activity and increases in unemployment.

The widespread roll-out of vaccines to aid in the prevention and spread of the COVID-19 virus has generally resulted in a reopening of most economies and a general discussion of whether to treat the COVID-19 virus as endemic and learn to live with it. However, certain countries, including China in particular have continued to impose selected quarantines and closures to try to stop the spread of the virus. The effect of such measures has been reduced economic activity both in China and globally as a result of the size of China's economy. Further, China is also an important market for pulp producers, including ourselves.

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

The magnitude and duration of the disruption and resulting decline in business activity that may result from the ongoing pandemic, new variants and/or resurgences is currently uncertain. The extent to which the pandemic impacts our business, operations and financial results will depend on numerous evolving factors that we may not be able to accurately predict.

(33)

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

(34)

the costs of complying with evolving climate change regulations and transition costs relating to a low carbon economy could also adversely impact our results of operations.

If we are unable to offer products certified to globally recognized forestry management and chain of custody standards or meet customers’ product specifications, it could adversely affect our ability to compete.

We market and sell pulp, lumber and other solid wood products with specific designations to certain globally recognized forest management and chain of custody standards as well as product specifications to meet customers’ requirements. Our ability to conform to new or existing guidelines for certification depends on a number of factors, many of which are beyond our control, such as: changes to the standards or the interpretation or the application of the standards; the collaboration of our suppliers in the timely sharing of product information; the adequacy of government-implemented conservation measures; and in Canada the existence of or potential territorial disputes between First Nations peoples and governments. If we are unable to offer certified products, or to meet commitments to supply certified product or meet the product specifications of our customers, it could adversely affect the marketability of our products and our ability to compete with other producers.

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

Trends in non-print media are expected to continue to adversely affect demand for traditional print media, including for printing, writing and graphic papers. Neither the timing nor the extent of these trends can be predicted with certainty. Our paper, magazine, book and catalog publishing customers could increase their use of, and compete with, non-print media, including multimedia technologies, electronic storage and communication platforms which could further reduce their consumption of papers and in turn their demand for market pulp. The demand for such paper products has weakened significantly over the last several years and has accelerated since the COVID-19 pandemic as confinement and work from home has altered consumer habits, which could become permanent and further negatively impact the demand for market pulp.

Fluctuations in prices and demand for lumber could adversely affect our business.

The financial performance of the Friesau mill and Torgau facility depends on the demand for and selling price of lumber, which is subject to significant fluctuations. The markets for lumber are highly volatile and are affected by economic conditions in Europe, Asia and the United States, the strength of housing markets and the home renovations activity in such regions, the growing importance of the Asian market, changes in industry production capacity, changes in inventory levels and other factors beyond our control. Additionally, interest rates have a significant impact on residential construction and renovation activity, which in turn influence the demand for and price of lumber.

(35)

Our solid wood segment lumber products are vulnerable to declines in demand due to competing technologies or materials.

Our lumber products may compete with alternative products. For example, plastic, wood/plastic or composite materials may be used by builders as alternatives to the lumber products produced by our solid wood segment. Changes in the prices for oil, chemicals and other products can change the competitive position of our solid wood segment lumber products relative to available alternatives and could increase substitution of those products for our solid wood segment products. If use of these alternative products grows, demand for and pricing of our solid wood segment products could be adversely affected.

We may experience material disruptions to our production.

A material disruption at one of our manufacturing facilities could prevent us from meeting customer demand, reduce our pulp, lumber and energy sales and/or negatively impact our results of operations. Any of our mills could cease operations unexpectedly due to a number of events, including:

•
unscheduled maintenance outages;
•
prolonged power failures;
•
equipment failures;
•
employee errors or failures;
•
design error or contractor error;
•
chemical spill or release or industrial fire;
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

In order to grow our business, we may seek to acquire additional assets or companies. For example, on September 30, 2022, we acquired the Torgau facility for approximately $263.2 million. Our ability to pursue selective and accretive acquisitions, including the Torgau facility, is dependent on management's ability to identify, acquire and develop suitable acquisition targets in both new and existing markets. In pursuing acquisition and investment opportunities, we face competition from other companies having similar growth strategies, many of which may have substantially greater resources than us. Competition for these acquisitions or investment targets could result in increased acquisition or investment prices, higher risks and a diminished pool of businesses or assets available for acquisition.

Acquisitions also frequently result in recording of goodwill and other intangible assets, which are subject to potential impairments in the future that could have a material adverse effect on our operating results. Furthermore, the costs of integrating acquired businesses (including restructuring charges associated with the acquisitions, as well as other

(36)

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

Furthermore, acquisitions could entail a number of risks, including:

•
diversion of management's attention from our ongoing business;
•
difficulty integrating the operations, including financial and accounting functions, sales and marketing procedures, technology and other corporate administrative functions of the combined operations;
•
increased operating costs;
•
exposure to substantial unanticipated liabilities;
•
difficulty in realizing projected synergies, efficiencies and cost savings;
•
exposure to facilities with different health and safety standards than ours and difficulty in integrating their practices to our standards;
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

The majority of our employees are unionized and we have collective agreements in place with our employees at all of our mills, other than the Peace River mill, Mercer Mass Timber facility and Torgau facility, which are non-union. Although we have not experienced any material work stoppages in the past, there can be no assurance that we will be able to negotiate acceptable collective agreements or other satisfactory arrangements with our employees upon the expiration of our collective agreements. This could result in a strike or work stoppage by the affected workers. The registration or renewal of the collective agreements or the outcome of our wage negotiations could result in higher wages or benefits paid to union members. Many of the employment positions in our operations require technical or other operating training and/or experience. Changing demographics may make it more difficult for us to recruit skilled employees in the future. Accordingly, we could experience a significant disruption of our operations or higher ongoing labor costs, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, whenever we seek to reduce the workforce at any of our mills, the affected mill's labor force could seek to hinder or delay such actions, we could incur material severance or other costs and our operations could be disrupted.

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

(37)

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

Our business primarily relies upon third parties for the transportation of products to our customers, as well as for the delivery of our raw materials to our mills. Our products and raw materials are principally transported by truck, barge, rail and sea-going vessels, all of which are highly regulated. Increases in transportation rates can also materially adversely affect our results of operations.

Further, if our transportation providers fail to deliver our products in a timely manner, it could negatively impact our customer relationships and we may be unable to manufacture pulp or lumber in response to customer orders or sell them at full value. Also, if any of our transportation providers were to cease operations, we may be unable to replace them at a reasonable cost. The occurrence of any of the foregoing events could materially adversely affect our results of operations.

Failures or security breaches of our information technology systems could disrupt our operations and negatively impact our business.

We use information technologies to manage our operations and various business functions. We rely on various technologies to process, store and report on our business and to communicate electronically between our facilities, personnel, customers and suppliers as well as for administrative functions and many of such technology systems are dependent on one another for their functionality. We also use information technologies to process financial information and results of operations for internal reporting purposes and to comply with regulatory, legal and tax requirements. We rely on third party providers for some of these information technologies and support. Our ability to effectively manage our business and coordinate the production, distribution and sale of our products is highly dependent on our technology systems. Despite our security design and controls and other operational safeguards, and those of our third party providers, our information technology systems may be vulnerable to a variety of interruptions, including during the process of upgrading or replacing hardware, software, databases or components thereof, natural disasters, terrorist attacks, telecommunications failures, computer viruses, cyberattacks, hackers, unauthorized access attempts and other security issues or may be breached due to employee error, malfeasance or other disruptions. Any such interruption or breach could result in operational disruptions or the misappropriation of sensitive data that could subject us to civil and criminal penalties, litigation or have a negative impact on our reputation. There can be no assurance that such disruptions or misappropriations and the resulting repercussions will not negatively impact our cash flows and materially affect our results of operations or financial condition.

In addition, many of our information technology systems, such as those we use for administrative functions, including human resources, payroll, accounting and internal and external communications, as well as the information technology systems of our third-party business partners and service providers, whether cloud-based or hosted in proprietary servers, contain personal, financial or other information that is entrusted to us by our customers and personnel. Many of our information technology systems also contain proprietary and other confidential information related to our business, such as business plans and research and development initiatives. To the extent we or a third party were to

(38)

experience a material breach of our or such third party's information technology systems that results in the unauthorized access, theft, use, destruction or other compromises of our customers’ or personnel’s data or confidential information stored in such systems, including through cyberattacks or other external or internal methods, it could result in a violation of applicable privacy and other laws, and subject us to litigation and governmental investigations and proceedings, any of which could result in our exposure to material liability.

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

As of December 31, 2022, we had approximately $1,346.5 million of indebtedness outstanding. We may also incur additional indebtedness in the future. Our high debt levels may have important consequences for us, including, but not limited to the following:

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

(39)

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

Interest on borrowings under our revolving credit facilities are at "floating" rates. As a result, increases in interest rates will increase our costs of borrowing and reduce our operating margins.

Risks Related to Macro-economic Conditions

A weakening of the global economy, including capital and credit markets, could adversely affect our business and financial results and have a material adverse effect on our liquidity and capital resources.

As demand for our products has principally historically been determined by general global macro-economic activities, demand and prices for our products have historically decreased substantially during economic slowdowns. A significant economic downturn may affect our sales and profitability. Further, our suppliers and customers may also be adversely affected by an economic downturn. Additionally, restricted credit and capital availability restrains our customers’ ability or willingness to purchase our products, resulting in lower revenues. Depending on the severity and duration, the effects and consequences of a global economic downturn could have a material adverse effect on our liquidity and capital resources, including our ability to raise capital, if needed, and otherwise negatively impact our business and financial results.

In addition, financial uncertainties and other events in our major international markets, including inflation and other market factors, may negatively impact the global economy and consequently, our results of operations.

We are exposed to currency exchange rate fluctuations.

We have manufacturing operations in Germany, Canada and the United States. Most of the operating costs and expenses of our German mills are incurred in euros and those of our Canadian mills in Canadian dollars. However, the majority of our sales are in products quoted in dollars. Our results of operations and financial condition are reported in dollars. As a result, our costs generally benefit from a strengthening dollar but are adversely affected by a decrease in the value of the dollar relative to the euro and to the Canadian dollar. Such declines in the dollar relative to the euro and the Canadian dollar reduce our operating margins and the cash flow available to fund our operations and to service our debt. This could have a material adverse effect on our business, financial condition, results of operations and cash flows.

(40)

Further, while a strengthening dollar generally lowers our costs and expenses in Germany and Canada, it increases the cost of pulp to our customers and generally puts downward pressure on pulp prices and reduces our energy, chemical, pallet, biofuel, wood residual and European lumber sales revenues as they are sold in euros and Canadian dollars.

Although we report in dollars, we hold certain assets and liabilities, including our mills, in euros and Canadian dollars. We translate foreign denominated assets and liabilities into dollars at the rate of exchange on the balance sheet date. Equity accounts are translated using historical exchange rates. Unrealized gains or losses from these translations are recognized in other comprehensive income (loss) and do not affect our net earnings, operating income or Operating EBITDA.

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

Globally, central banks have raised interest rates in response to high inflation rates which could dampen macro-economic conditions and business activity which could reduce demand for our products.

As a result of higher than acceptable rates of inflation, many central banks globally have raised interest rates through 2022 and may continue to do so in the future to reduce the rate of inflation.

Such interest rate increases can, among other things, dampen macro-economic conditions and business activity and lead to a recession. Such weakened economic activity could reduce demand and prices for our products which could reduce our margins and adversely affect our results of operations.

In addition, the effects of rising interest rates and a weakening of global economic activity could heighten and increase many of the other risks described in this Item 1A.

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

Increased trade protectionism could materially adversely affect our business. If the current global economy or outlook is undermined by downside risks and there is a prolonged economic downturn, governments may resort to new or enhanced trade barriers to protect their domestic industries against imports, thereby depressing demand. Changes in the trade policies of the U.S. and other countries, such as the announcement of unilateral tariffs on imported products, have already triggered retaliatory actions from affected countries, resulting in "trade wars" that could have a material adverse effect on global trade and economic growth.

International security issues and adverse developments in respect thereof such as the current Russian invasion of Ukraine and potentially western security alliances could materially adversely affect global trade and economic activity.

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

(41)

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

We are subject to liability for environmental damage at the facilities that we own or operate, including damage to neighboring landowners, residents or employees, particularly as a result of the contamination of soil, groundwater or surface water and especially drinking water. The costs of such liabilities can be substantial. Our potential liability may include damages resulting from conditions existing before we purchased or operated these facilities. We may also be subject to liability for any offsite environmental contamination caused by pollutants or hazardous substances that we or our predecessors arranged to transport, treat or dispose of at other locations. In addition, we may be held legally responsible for liabilities as a successor owner of businesses that we acquire or have acquired. Except for Stendal and the Mercer Mass Timber facility, our facilities have been operating for decades and we have not done invasive testing to determine whether or to what extent any such environmental contamination exists. As a result, these businesses may have liabilities for conditions that we discover or that become apparent, including liabilities arising from non-compliance with environmental laws by prior owners. Because of the limited availability of insurance coverage for environmental liability, any substantial liability for environmental damage could materially adversely affect our results of operations and financial condition.

We have incurred, and we expect to continue to incur, significant capital, operating and other expenditures as a result of complying with applicable environmental laws and regulations.

(42)

Further, enactment of new environmental laws or regulations, changes in existing laws or regulations or the interpretation of these laws and regulations might require significant capital expenditures. We may be unable to generate sufficient funds or access other sources of capital to fund unforeseen environmental liabilities or expenditures.

We sell surplus green energy in Germany and are subject to changing energy legislation in response to high prices and energy shortages resulting from the war in Ukraine.

In Germany, our mills sell surplus green energy at market prices or certain of our mills have the option to sell at fixed prices or tariffs pursuant to the Renewable Energy Act. However, in our last fiscal year all of our German mills primarily sold their surplus green energy at market prices in order to realize upon favorable market pricing. The fixed price tariff for our Stendal mill expires in 2024, for our Friesau mill expires in 2029 and for our Torgau facility's four cogeneration power plants range from 2029 to 2034.

In October 2022, the Council of the European Union formally adopted emergency measures to address high energy prices resulting from the war in Ukraine. The Council implemented a Regulation containing temporary measures including a mandatory cap on market revenues at €180 per MWh hour for inframarginal generators such as renewables, nuclear and lignite producers. This cap applies to both electricity traded in a centralized marketplace, as well as electricity traded bilaterally.

On December 16, 2022, the German government approved a "windfall" profits tax on energy producers to take effect from December 1, 2022 until June 30, 2023, with a possible extension until April 30, 2024. The windfall profits tax is equivalent to 90% of the revenue above a "baseline" threshold for energy producers. The windfall profits tax was approved by the European Union on December 21, 2022 and was published in Germany's Federal Law Gazette on December 23, 2022.

The effect of the foregoing legislation will reduce our revenues and after tax income for surplus green energy sales during the applicable periods.

Further, we cannot predict if either Germany or the European Union will adopt further legal measures in response to the energy shortages and high prices resulting from the Ukraine conflict in the future.

Further, the availability of tariffs and other incentives for our green energy production activities is dependent, to a large extent, on political and policy developments relating to environmental concerns in the regions in which we operate. We cannot currently predict the scope of any such measures, whether they will provide similar economic incentives as under the tariffs, when, if at all, they will be implemented or their potential application and impact on the expiry of their existing tariffs for certain of our German mills.

Our international sales and operations are subject to applicable laws relating to trade, export controls, foreign corrupt practices and competition laws, the violation of which could adversely affect our operations.

As a result of our international sales and operations, we are subject to trade and economic sanctions and other restrictions imposed by the United States, Canada and other governments or organizations, including prohibitions in the United States against foreign competitors’ (including our operating subsidiaries) receipt of certain unlawful foreign governmental benefits. We are also subject to the U.S. Foreign Corrupt Practices Act of 1977, the Canadian Corruption of Foreign Public Officials Act and other anti-bribery laws that generally bar bribes or unreasonable gifts to governments or officials. Changes in trade sanction laws could restrict our business practices, including cessation of business activities in sanctioned countries or with sanctioned entities, and may result in modifications to compliance programs. Violations of these laws or regulations could result in sanctions including fines, loss of authorizations needed to conduct our international business, the imposition of tariffs or duties and other penalties, which could adversely impact our business, operating results and financial condition.

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

(43)

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
•
changes in accounting principles; and
•
changes in laws and regulations.

In addition, there has been significant volatility in the market price and trading volume of securities of companies operating in the forest products industry that often has been unrelated to the operating performance of particular companies. Some companies that have had volatile market prices for their securities have had securities litigation brought against them. If litigation of this type is brought against us, it could result in substantial costs and would divert management's attention and resources.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We own the Stendal, Rosenthal, Celgar, Peace River pulp mills, the Friesau sawmill and their underlying properties and have a 50% joint venture interest in the Cariboo pulp mill. We also own the Mercer Mass Timber facility and its underlying property near Spokane, Washington and sandalwood plantations in Western Australia. We also acquired as of September 30, 2022, a timber processing and value-add pallet production facility in Torgau, Germany and a wood processing facility in Dahlen, Germany that produces garden products.

(44)

Stendal Mill. The Stendal mill is situated on a 335 acre site that is part of a larger 3,090 acre industrial park near the town of Arneburg in the state of Saxony-Anhalt, approximately 185 miles north of the Rosenthal mill and 80 miles west of Berlin. The mill is adjacent to the Elbe River and has access to harbor facilities for water transportation. The mill is a single line mill with a current annual design production capacity of approximately 740,000 ADMTs of kraft pulp. The Stendal mill is self-sufficient in steam and electrical power. Some excess electrical power which is constantly being generated is sold to the regional power grid. The facilities at the mill include:

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

Rosenthal Mill. The Rosenthal mill is situated on a 230 acre site in the town of Rosenthal am Rennsteig in the state of Thuringia, approximately 185 miles south of Berlin. The Saale River flows through the site of the mill. In late 1999, we completed a major capital project which converted the Rosenthal mill to the production of kraft pulp. It is a single line mill with a current annual production capacity of approximately 360,000 ADMTs of kraft pulp. The mill is self-sufficient in steam and electrical power. Some excess electrical power which is constantly generated is sold to the regional power grid. The facilities at the mill include:

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

Celgar Mill. The Celgar mill is situated on a 400 acre site near the city of Castlegar, British Columbia. The mill is located on the south bank of the Columbia River, approximately 375 miles east of the port city of Vancouver, British Columbia, and approximately 20 miles north of the Canada-U.S. border. The city of Seattle, Washington is approximately 405 miles southwest of Castlegar. The Celgar mill is a single line mill with a current annual production capacity of approximately 520,000 ADMTs of kraft pulp. The mill is self-sufficient in steam and electrical power. Some excess electrical power which is constantly generated is sold to the regional power grid. The facilities at the Celgar mill include:

•
an approximately 450,000 square feet fiber storage area and approximately 440,000 square feet log storage;

(45)

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

Peace River Mill. The Peace River mill is situated on a 791 acre site near the town of Peace River, Alberta, approximately 305 miles north of Edmonton, Alberta. The mill has an annual production capacity of approximately 475,000 ADMTs of kraft pulp. The mill is self-sufficient in steam and electrical power. Some excess electrical power which is constantly generated is sold to the regional power grid. The facilities at the Peace River mill include:

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

Friesau Mill. The Friesau mill is situated on a 150 acre site in the town of Saalburg-Ebersdorf, Germany, approximately 185 miles south of Berlin and only 10 miles from the Rosenthal mill. It is a two line sawmill with an annual production capacity of approximately 550 MMfbm of lumber on a continuously operating basis. The mill also sells electrical power to the regional power grid. The mill is self-sufficient in thermal power. The facilities at the Friesau mill include:

•
an approximately 1,000,000 square feet roundwood storage area;
•
three log debarking and two sorting lines;
•
two Linck sawlines;
•
42 lumber kilns capable of matching sawmill production;
•
two continuous kilns;
•
three planer lines;
•
an approximately 663,800 square feet finished goods storage area; and
•
a biomass fueled cogeneration power plant capable of producing 13 MW of electrical power.

Torgau Facility. The Torgau site is situated on a 270 acre site in the town of Torgau, Germany, approximately 70 miles south of Berlin and approximately 95 miles north of the Friesau and Rosenthal mills. It is an integrated

(46)

production site with two sawmills (with two lines each) with an annual lumber capacity of approximately 410 MMfbm and a pallet production capacity of 17 million pallets and two biofuel plants (wood pellets and briquettes) with a total capacity of 230,000 metric tons. The mill also sells electrical power to the regional power grid. The mill is self-sufficient in thermal power. The facilities at the Torgau mill include:

•
five logyards totaling approximately 1,000,000 square feet with log debarking and sorting lines;
•
four sawlines (one Linck, one EWD and two Hew sawlines with Kallfass sorting lines) and one milling line;
•
EPAL pallet production with eight Coralli and one Storti line;
•
two progressive kilns and nine drying kilns capable of matching pallet and sawmill production;
•
one planer line;
•
pellet production with six Münch presses as well as two Salmatec presses;
•
briquette production with 12 lines (Nielsen);
•
two storage silos for pellets with a total capacity of 5,000 cubic tonnes; and
•
four biomass fueled cogeneration power plants capable of producing 15 MW of electrical power.

Mercer Torgau also owns a wood processing facility in Dahlen, Germany that produces garden products.

Mercer Mass Timber Facility. The Mercer Mass Timber facility is situated on 54 acres of land near Spokane, Washington. Mercer Mass Timber has an annual production capacity of approximately 140,000 m3 or 13 million square feet of 5-ply panels annually. Its facilities include:

•
a Transverse High Grader sorting line;
•
a Lineal High Grader Sorting Line;
•
a finger joining line;
•
a continuous kiln;
•
a pneumatic CLT press;
•
three CNC machines; and
•
three Gilbert planers.

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
(b)
Shareholder Information. As of February 14, 2023, there were approximately 170 holders of record of our shares and a total of 66,167,191 shares were outstanding.
(c)
Dividend Information. On February 16, 2023, our board of directors declared a quarterly dividend of $0.075 per share to be paid to holders of our common stock on April 5, 2023 to shareholders of record on March 29, 2023.

In 2022, our board of directors approved four quarterly dividend payments of $0.075 per share each, the first being paid on April 6, 2022, the second being paid on July 7, 2022, the third being paid on October 5, 2022 and the fourth being paid on December 29, 2022.

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

(d)
Equity Compensation Plans. The following table sets forth information as of December 31, 2022 with respect to the shares of our common stock that may be issued under our existing equity compensation plans:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b) ($)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Plan Category
Equity compensation plans approved by shareholders	—	(1)	—	2,762,934	(2)
Equity compensation plans not approved by shareholders	—		—	—

(1)
Excludes 34,699 outstanding restricted shares, 50,000 restricted stock units, and 11,554 deferred stock units all of which vest in 2023 and 3,484,154 outstanding performance share units, 1,085,404 of which had vested as of December 31, 2022. The underlying shares of common stock relating to the vested performance share units will be issued in February 2023. Of the remaining 2,398,750 performance share units, 1,117,284 will vest in 2023 and 1,281,466 will vest in 2024. The actual number of shares of common stock issued in respect of the performance share units will vary from 0% to 200% of performance share units granted, based upon achievement of performance objectives established for such awards.
(2)
Represents the number of shares of our common stock remaining available for issuance under the 2022 Stock Incentive Plan, which replaced the 2010 Stock Incentive Plan, and the remaining shares available to be issued under the 2010 Stock Incentive Plan, which replaced two previous plans, as of December 31, 2022.

In May 2022, the Company adopted an amended and restated stock incentive plan (the “2022 Stock Incentive Plan”) which provides for stock options, restricted stock units, which under the prior plan were called “restricted stock rights”, deferred stock units, restricted shares, performance shares, performance share units, and stock appreciation rights to be awarded to employees, consultants and non-employee directors. The 2022 Stock Incentive Plan replaced the Company’s 2010 stock incentive plan (the “2010 Stock Incentive Plan”). However, the 2010 Stock Incentive Plan will govern prior awards until all awards granted under the 2010 Stock Incentive Plan have been exercised, forfeited, cancelled, expired, or otherwise terminated in accordance with the terms thereof. The Company may grant up to a maximum of 2.5 million common shares under the 2022 Stock Incentive Plan, plus the number of common shares remaining available for grant pursuant to the 2010 Stock Incentive Plan.

(48)

(e)
Performance Graph. The following graph shows a five-year comparison of cumulative total shareholder return, calculated on an assumed dividend reinvested basis, for our common stock, the S&P SmallCap 600 Index, a group of peer companies, referred to as the “Peer Group”, and Standard Industrial Classification Code Index or “SIC” (SIC Code 2611 - pulp mills), referred to as the “SIC Code Index”. The graph assumes $100 was invested in each of our common stock, the S&P SmallCap 600 Index, the Peer Group and the SIC Code Index on December 31, 2017. Data points on the graph are annual.

Comparison of Cumulative Total Return

Mercer International Inc.
S&P SmallCap 600 Index
Peer Group
SIC Code Index
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
2017
2018
2019
2020
2021
2022

Assumes $100 Invested December 31, 2017

Assumes Dividends Reinvested

Fiscal Year Ending December 31, 2022

	2017	2018	2019	2020	2021	2022
Mercer International Inc.	$100.00	$75.64	$92.80	$80.95	$96.68	$96.08
S&P SmallCap 600 Index	$100.00	$91.52	$112.37	$125.05	$158.59	$133.06
Peer Group(1)	$100.00	$81.84	$101.01	$116.25	$123.16	$111.28
SIC Code Index	$100.00	$63.57	$54.17	$57.59	$61.81	$74.87

(1)
The Peer Group is comprised of Borregard ASA, Canfor Pulp Products Inc., ENCE Energia y Cellulosa SA, Resolute Forest Products Inc., Rottneros RROS, Stora Enso Oyj, UPM-Kymmene Oyj, West Fraser Timber Co. Ltd., Rayonier Advanced Materials Inc. and Suzano S.A.

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

Operating EBITDA is defined as operating income (loss) plus depreciation and amortization and non-recurring capital asset impairment charges. Operating EBITDA margin is Operating EBITDA expressed as a percentage of revenues. We use Operating EBITDA and Operating EBITDA margin as benchmark measurements of our own operating results and as benchmarks relative to our competitors. We consider them to be meaningful supplements to operating income as performance measures primarily because depreciation expense and non-recurring capital asset impairment charges are not actual cash costs and depreciation expense varies widely from company to company in a manner that we consider largely independent of the underlying cost efficiency of our operating facilities. In addition, we believe Operating EBITDA is commonly used by securities analysts, investors and other interested parties to evaluate our financial performance.

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

(50)

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of our operations for the years ended December 31, 2022 and 2021 is based upon and should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this annual report. Please refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended December 31, 2021 for a discussion of our results of operations for 2020 and financial position as of December 31, 2020. This annual report contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those indicated in forward-looking statements. See “Cautionary Note Regarding Forward-Looking Statements” and Item 1A. “Risk Factors”.

Results of Operations

General

We have two reportable operating segments:

•
Pulp – consists of the manufacture, sale and distribution of pulp, electricity and chemicals at our pulp mills in Germany and Canada.
•
Solid Wood – consists of the manufacture, sale and distribution of lumber, manufactured products (including CLT and finger joint lumber), wood pallets, electricity, biofuels and wood residuals at our sawmills and other facilities in Germany and the United States.

Each segment offers primarily different products and requires different manufacturing processes, technology and sales and marketing.

Markets for kraft pulp are global, cyclical and commodity based. Our financial performance depends on a number of variables that impact sales and production costs. Sales and production results for kraft pulp are influenced largely by the market price for kraft pulp, fiber costs and foreign currency exchange rates. Kraft pulp prices are highly cyclical and primarily determined by the balance between supply and demand. Pricing and demand are influenced by global macro-economic conditions, changes in consumption and industry capacity, the level of customer and producer inventories and fluctuations in exchange rates. The third party industry quoted average European list prices for NBSK pulp between 2013 and 2022 have fluctuated between a low of $790 per ADMT in 2016 to a high of $1,500 per ADMT in 2022. In the same period, third party industry quoted average North American list prices for NBHK pulp have fluctuated between a low of $770 per ADMT in 2013 to a high of $1,620 per ADMT in 2022.

Our pulp sales realizations are third party industry quoted list prices, net of customer discounts, rebates and other selling concessions. Our sales to China are closer to a net price with significantly lower or little discounts and rebates.

The market for lumber is cyclical and generally driven by macroeconomic conditions, producer inventories and fluctuations in exchange rates. As a key construction material, the pricing and demand for lumber is significantly influenced by the number of housing starts, especially in the United States. In the U.S., third party industry quoted monthly average western spruce/pine/fir (“WSPF”) 2 x 4 #2&Btr prices between 2013 and 2022 have fluctuated between a low of $245 per Mfbm in 2015 to a high of $1,604 per Mfbm in 2021. Similarly, the demand for CLT is primarily driven by the wood construction market and increased government policies focused on a low-carbon economy.

European and U.S. lumber markets differ. In the European market, lumber is generally customized in terms of dimensions and finishing, whereas the U.S. market is driven primarily by demand from new housing starts and home renovation activities and dimensions and finishing are generally standardized and competition is primarily price driven.

(51)

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

Our production costs are influenced by the availability and cost of raw materials, energy and labor, and our plant efficiencies and productivity. Our main raw material is fiber in the form of wood chips, pulp logs and sawlogs. Wood chip, pulp logs and sawlog costs are primarily affected by the supply of, and demand for, lumber and pulp, which are both highly cyclical. Higher fiber costs could affect producer profit margins if they are unable to pass along price increases to pulp, lumber, pallet and biofuel customers or purchasers of surplus energy.
Our financial performance is also impacted by changes in the dollar to euro and Canadian dollar exchange rates. Changes in currency rates affect our operating results because most of our operating costs at our German mills are incurred in euros and those at our Canadian mills are in Canadian dollars. These costs do not fluctuate with the dollar to euro or Canadian dollar exchange rates. Thus, an increase in the strength of the dollar versus the euro and the Canadian dollar decreases our operating costs and increases our operating margins and income from operations. Conversely, a weakening of the dollar against the euro and the Canadian dollar tends to increase our operating costs and decrease our operating margins and income from operations. Our energy, chemical, pallet, biofuel, wood residual and European lumber sales are made in local currencies and, as a result, decline in dollar terms when the dollar strengthens and increase when the dollar weakens.

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

Production costs also depend on the total volume of production. High operating rates and production efficiencies permit us to lower our average per unit cost by spreading fixed costs over more units. Higher operating rates also permit us to increase our generation and sales of surplus renewable energy, chemicals and biofuels. Our production levels are also dependent on, among other things, the number of days of maintenance downtime at our mills.

Unexpected maintenance downtime can be particularly disruptive in our industry.

Selected 2022 Highlights

In 2022, we:

•
achieved record net income of $247.0 million and record Operating EBITDA of $536.5 million driven primarily by higher pulp and energy sales realizations;
•
significantly expanded our solid wood business through the acquisition of the Torgau facility;
•
enhanced our liquidity by establishing the New German Facility with a principal amount of €300.0 million and a five-year term; and
•
built up the engineering and design team and enhanced the operations at Mercer Mass Timber to position it to bid on major construction projects and fill out its order book.

Current Market Environment

We currently expect modestly declining NBSK pulp prices in Europe and North America in the first half of 2023 as a result of lower demand due to inflationary pressures negatively impacting paper demand. In China we currently expect modestly higher NBSK pulp prices in the first part of 2023 due to China's reopening after lifting of COVID-19 restrictions and the seasonal demand increase after the lunar new year. For NBHK pulp we currently expect prices to decrease in the first half of 2023 due to additional supply coming online.

(52)

In our solid wood segment, we currently expect lumber prices to modestly increase in the first half of 2023 due to producer curtailments, low customer inventory levels and the start of the construction season. These positive impacts will be partially offset by lower demand caused by continued economic uncertainty due to inflation and higher interest rates.

We currently expect pallet prices to be stable in the first half of 2023 as a result of continued economic uncertainty offset by modestly stronger lumber demand.

Summary Financial Highlights

	Year Ended December 31,
	2022(1)	2021
	(in thousands, other than percent and per share amounts)
Statement of Operations Data
Pulp segment revenues	$1,866,117	$1,483,093
Solid wood segment revenues	408,458	313,472
Corporate and other revenues	6,362	6,690
Total revenues	$2,280,937	$1,803,255

Pulp segment operating income	$340,664	$251,724
Solid wood segment operating income	70,642	106,092
Corporate and other operating loss	(18,938)	(11,233)
Total operating income	$392,368	$346,583

Pulp segment depreciation and amortization	$112,058	$115,293
Solid wood segment depreciation and amortization	31,170	15,784
Corporate and other depreciation and amortization	925	1,122
Total depreciation and amortization	$144,153	$132,199

Operating EBITDA(2)	$536,521	$478,782
Operating EBITDA margin(2)	24%	27%
Loss on early extinguishment of debt	$—	$(30,368)	(3)
Income tax provision	$(98,264)	$(89,579)
Net income	$247,039	$170,988
Net income per common share
Basic	$3.74	$2.59
Diluted	$3.71	$2.58
Common shares outstanding at period end	66,167	66,037

(1)
Includes results of the Torgau facility since September 30, 2022.
(2)
See “Non-GAAP Financial Measures” for a description of Operating EBITDA and Operating EBITDA margin, their limitations and why we consider them to be useful measures.

The following table provides a reconciliation of net income to operating income and Operating EBITDA for the years indicated:

	Year Ended December 31,
	2022(1)	2021
	(in thousands)
Net income	$247,039	$170,988
Income tax provision	98,264	89,579
Interest expense	71,499	70,047
Loss on early extinguishment of debt	—	30,368
Other income	(24,434)	(14,399)
Operating income	392,368	346,583
Add: Depreciation and amortization	144,153	132,199
Operating EBITDA	$536,521	$478,782

(3)
Redemption of the 2024 Senior Notes and 2025 Senior Notes.

(53)

Selected Production, Sales and Other Data

	Year Ended December 31,
	2022(1)		2021
Pulp Segment
Pulp production ('000 ADMTs)
NBSK	1,607.6		1,671.2
NBHK	271.0		192.7
Annual maintenance downtime ('000 ADMTs)	111.0		253.7
Annual maintenance downtime (days)	80		188
Pulp sales ('000 ADMTs)
NBSK	1,660.8		1,616.9
NBHK	257.0		195.8
Average NBSK pulp prices ($/ADMT)(2)
Europe	1,427		1,243
China	949		850
North America	1,704		1,478
Average NBHK pulp prices ($/ADMT)(2)
China	794		661
North America	1,514		1,225
Average pulp sales realizations ($/ADMT)(3)
NBSK	876		779
NBHK	869		615
Energy production ('000 MWh)(4)	2,028.1		1,826.5
Energy sales ('000 MWh)(4)	751.7		702.0
Average energy sales realizations ($/MWh)(4)	214	(5)	123
Solid Wood Segment
Lumber
Production (MMfbm)	442.2		447.9
Sales (MMfbm)	409.9		419.7
Average sales realizations ($/Mfbm)	703		699
Energy
Production and sales ('000 MWh)	109.6		74.6
Average sales realizations ($/MWh)	224	(5)	155
Manufactured products(6)
Production ('000 m3)	36.3		6.1
Sales ('000 m3)	28.8		4.1
Average sales realizations ($/m3)	715		580
Pallets
Production ('000 units)	2,568.4		-
Sales ('000 units)	2,646.3		-
Average sales realizations ($/unit)	14		-
Biofuels(7)
Production ('000 tonnes)	45.7		-
Sales ('000 tonnes)	49.8		-
Average realizations ($/tonne)	355		-
Average Spot Currency Exchange Rates
$ / €(8)	1.0534		1.1830
$ / C$(8)	0.7691		0.7981

(1)
Includes results of the Torgau facility since September 30, 2022.
(2)
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
(5)
Energy sales realizations are net of the German energy windfall tax of $6.7 million for the pulp segment and $1.1 million for the solid wood segment.
(6)
Manufactured products primarily includes finger joint lumber and CLT.
(7)
Biofuels includes pellets and briquettes.
(8)
Average Federal Reserve Bank of New York Noon Buying Rates over the reporting period.

(54)

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021

Consolidated – Year Ended December 31, 2022 Compared to Year Ended December 31, 2021

Total revenues in 2022 increased by approximately 26% to a record $2,280.9 million from $1,803.3 million in 2021 primarily due to higher sales realizations, higher pulp sales volumes and the inclusion of revenues from our Torgau facility from its acquisition on September 30, 2022. These increases were partially offset by the negative impact of a stronger dollar on our euro denominated energy and European lumber revenues.

Energy and chemical revenues increased by approximately 89% to a record $211.8 million in 2022 from $111.9 million in 2021 primarily as a result of strong demand and higher energy prices in Germany, which were double those in 2021. Energy demand and prices in Germany increased primarily from actions restricting the flow of natural gas and oil from Russia resulting from its invasion of Ukraine.

Effective December 1, 2022, the German government implemented an energy windfall tax in response to high energy prices which taxes energy revenues at 90% above a "base threshold". In 2022, the energy windfall tax expense was $7.8 million and was recognized in cost of sales, excluding depreciation and amortization.

In 2022, after reducing energy revenues by the windfall tax our average energy sales realizations in Germany were approximately €219 per MWh compared to about €113 per MWh in 2021.

Costs and expenses in 2022 increased by approximately 30% to $1,888.6 million from $1,456.7 million in 2021 primarily due to higher per unit fiber, freight, chemical and energy costs, the inclusion of Torgau’s results and a higher pulp sales volume partially offset by the positive impact of a stronger dollar on our euro and Canadian dollar denominated costs and expenses.

In 2022, the dollar was 11% stronger against the euro and 4% stronger against the Canadian dollar compared to 2021, which decreased our euro and Canadian dollar denominated costs and expenses.

In 2022, cost of sales depreciation and amortization increased by approximately 9% to $144.1 million from $132.1 million in 2021 due to the inclusion of Torgau partially offset by the positive impact of a stronger dollar.

Selling, general and administrative expenses increased by approximately 34% to $105.8 million in 2022 from $78.9 million in 2021 primarily due to the acquisition of Torgau and higher employee costs, including stock compensation expense, and consulting costs.

In 2022, our operating income increased by approximately 13% to a record $392.4 million from $346.6 million in 2021 primarily due to higher sales realizations, the positive impact of a stronger dollar and higher pulp sales volumes partially offset by higher production costs, including per unit fiber costs, chemical and freight costs.

In January 2021, we refinanced, referred to as the “Refinancing”, a significant portion of our debt by issuing $875.0 million of 5.125% senior notes due 2029 (the “2029 Senior Notes”) and used the proceeds to redeem and/or repurchase all of our 6.5% 2024 Senior Notes and our 7.375% 2025 Senior Notes at a cost including premium of $824.6 million, referred to as the “Redemption”. We recorded a loss on such Redemption of $30.4 million (being $0.46 per share).

Interest expense in 2022 increased to $71.5 million from $70.0 million in 2021 primarily as a result of increased borrowings on our revolving credit facilities partially offset by a lower interest rate for our 2029 Senior Notes.

Other income in 2022 was $24.4 million compared to $14.4 million in 2021. Other income in both periods is primarily due to foreign exchange gains, caused by a stronger dollar, on dollar denominated cash held at our operations.

In 2022, income tax expense was $98.3 million or an effective tax rate of approximately 28%. In 2021, income tax expense was $89.6 million or an effective tax rate of 34%. The decrease in effective tax rate is primarily due to higher 2022 profits being partially sheltered by carryforward tax assets which were previously not recognized. We continue to maintain a full valuation allowance in certain jurisdictions where it is not more likely than not that the deferred tax assets are recoverable.

(55)

In 2022, our net income was a record $247.0 million, or $3.74 per basic share and $3.71 per diluted share, compared to $171.0 million, or $2.59 per basic share and $2.58 per diluted share in 2021.

In 2022, Operating EBITDA increased by approximately 12% to a record $536.5 million from $478.8 million in 2021 as higher sales realizations, the positive impact of a stronger dollar and higher pulp sales volumes were only partially offset by higher per unit fiber costs and other production and freight costs.

Pulp Segment – Year Ended December 31, 2022 Compared to Year Ended December 31, 2021

Selected Financial Information

	Year Ended December 31,
	2022	2021
	(in thousands)
Pulp revenues	$1,686,370	$1,389,439
Energy and chemical revenues	$179,747	$93,654
Depreciation and amortization	$112,058	$115,293
Operating income	$340,664	$251,724

Pulp revenues in 2022 increased by approximately 21% to a record $1,686.4 million from $1,389.4 million in 2021 due to higher sales realizations and sales volumes.

Energy and chemical revenues increased by approximately 92% to a record $179.7 million in 2022 from $93.7 million in 2021 primarily due to higher sales realizations and sales volumes. During 2022, we benefited from strong energy demand and higher energy prices in Germany.

Total pulp production was flat at 1,878,612 ADMTs in 2022 compared to 1,863,893 ADMTs in 2021 as the positive impact of lower annual maintenance downtime at our pulp mills was offset by the negative impact of the fire at the Stendal mill in July 2022, lower production at our Canadian mills as they slowed production as a result of logistics issues and unplanned maintenance downtime.

The fire at our Stendal mill resulted in it being down for most of July and, after its restart, operating at a modestly lower production rate. Total lost production due to the fire in 2022 was approximately 68,100 ADMTs. We currently expect to complete the installation of replacement equipment at our Stendal mill in the second quarter of 2023. We maintain property and business interruption insurance for the Stendal pulp mill and the insurer has provided written confirmation of coverage, subject to customary deductibles and limits. In 2022, the insurer provided initial non-refundable payments of $15.1 million for the business interruption claim and an initial $2.2 million payment for the property and casualty claim.

In 2022, our pulp mills had 80 days of annual maintenance downtime (approximately 111,000 ADMTs) and an additional six days (approximately 8,400 ADMTs) at our Celgar mill due to a slower than planned start up. We estimate that annual maintenance downtime in 2022 adversely impacted our operating income by approximately $99.0 million, comprised of approximately $70.2 million in direct out-of-pocket expenses and the balance in reduced production. Many of our competitors that report their financial results using International Financial Reporting Standards, referred to as “IFRS”, capitalize their direct costs of maintenance downtime. In 2021, our pulp mills had 188 days of annual maintenance downtime (approximately 253,700 ADMTs).

In 2023, we currently have scheduled maintenance downtime for our pulp mills of an aggregate of 77 days, or approximately 91,000 ADMTs which will be comprised of 3 days in the first quarter, 31 days in the second quarter, 14 days in the third quarter and 29 days in the final quarter.

Total pulp sales volumes increased by approximately 6% to 1,917,744 ADMTs in 2022 compared to 1,812,689 ADMTs in 2021 primarily due to the timing of shipments and strong demand.

In 2022, third party industry quoted average list prices for NBSK pulp increased from 2021, largely as a result of low customer inventory levels primarily caused by the pandemic and other logistics and shipping issues. Third party industry quoted average list prices for NBSK pulp in Europe and North America were approximately $1,427 per ADMT and $1,704 per ADMT, respectively, in 2022 compared to approximately $1,243 per ADMT and $1,478 per

(56)

ADMT, respectively, in 2021. Average net prices for NBSK pulp in China were approximately $949 per ADMT in 2022 compared to approximately $850 per ADMT in 2021.

Third party industry quoted average list prices for NBHK pulp in North America were approximately $1,514 per ADMT in 2022 compared to approximately $1,225 per ADMT in 2021. Average net prices for NBHK pulp in China were approximately $794 per ADMT in 2022 compared to approximately $661 per ADMT in 2021.

Average NBSK pulp sales realizations increased by approximately 12% to $876 per ADMT in 2022 from $779 per ADMT in 2021 and NBHK pulp sales realizations increased by approximately 41% to $869 per ADMT in 2022 from $615 per ADMT in 2021. The higher sales realizations are due to higher list prices.

In 2022, we had a positive impact of approximately $106.0 million on operating income due to foreign exchange compared to 2021, primarily as a result of the effect of the stronger dollar on our euro and Canadian dollar denominated costs and expenses.

Costs and expenses in 2022 increased by approximately 24% to $1,525.5 million from $1,231.7 million in 2021 primarily due to higher per unit fiber, chemical, freight and energy costs and higher pulp sales volumes. Such higher costs were partially offset by the positive impact of a stronger dollar and our receipt of German regulatory approval to reverse a wastewater fee accrual of $13.3 million as a result of completing certain capital projects. Included in costs and expenses in 2022 is $6.7 million for the German energy windfall tax.

On average, in 2022, overall per unit fiber costs increased by approximately 33% from 2021 due to higher per unit fiber costs for all of our mills. Our German mills had higher per unit fiber costs as a result of strong demand from other wood consumers such as heating pellet manufacturers. For our Canadian mills, per unit fiber costs increased due to strong demand in the mills' fiber baskets and for our Celgar mill a decrease in the availability of wood chips due to regional sawmill curtailments. In 2023, we currently expect modestly lower per unit fiber costs with a modest decrease in Germany due to lower demand for wood for energy purposes and generally flat per unit fiber costs in Canada.

Transportation costs increased by approximately 29% to $176.2 million in 2022 from $136.3 million in 2021 primarily as a result of the increased use of higher cost trucking and higher freight rates and sales volumes.

In 2022, depreciation and amortization modestly decreased to $112.1 million from $115.3 million in 2021 due to the positive impact of foreign exchange partially offset by higher depreciation due to the completion of capital projects.

In 2022, pulp segment operating income increased by approximately 35% to a record $340.7 million from $251.7 million in 2021 primarily due to higher sales realizations, the positive impact of a stronger dollar and higher sales volumes being only partially offset by higher production costs, including per unit fiber costs, chemical and freight costs.

Solid Wood Segment – Year Ended December 31, 2022 Compared to Year Ended December 31, 2021

Selected Financial Information

	Year Ended December 31,
	2022(1)	2021
	(in thousands)
Lumber revenues	$288,002	$293,166
Energy revenues	$25,653	$11,547
Manufactured products revenues(2)	$22,759	$2,391
Pallet revenues	$36,063	$—
Biofuel revenues(3)	$17,691	$—
Wood residual revenues	$18,290	$6,368
Depreciation and amortization	$31,170	$15,784
Operating income	$70,642	$106,092

(1)
Includes results of the Torgau facility since September 30, 2022.
(2)
Manufactured products primarily includes finger joint lumber and CLT.
(3)
Biofuels includes pellets and briquettes.

(57)

Lumber revenues modestly decreased to $288.0 million in 2022 from $293.2 million in 2021, primarily due to lower sales volumes, partially offset by higher sales realizations. Lumber markets in both the U.S. and Europe were strong in the first half of 2022 but weakened materially later in the year primarily due to higher interest rates and lower housing construction activity. In 2022, the U.S. market accounted for approximately 55% of our lumber revenues and approximately 42% of our lumber sales volumes, while the majority of remaining sales were to Europe.

Energy and wood residual revenues increased to a record $43.9 million in 2022 from $17.9 million in 2021 primarily due to higher sales realizations resulting from strong energy demand and prices in Germany.

Manufactured products revenues of $22.8 million in 2022 and $2.4 million in 2021 primarily consists of finger joint lumber revenues from our Mercer Mass Timber facility.

Pallet revenues of $36.1 million and biofuel revenues of $17.7 million are from the inclusion of Torgau’s results since its acquisition on September 30, 2022.

Lumber production modestly decreased to 442.2 MMfbm in 2022 from 447.9 MMfbm in 2021 due to planned maintenance downtime.

Lumber sales volumes modestly decreased to 409.9 MMfbm in 2022 from 419.7 MMfbm in 2021 due to the timing of sales and weaker demand in the later half of 2022.

Average lumber sales realizations modestly increased to $703 per Mfbm in 2022 from $699 per Mfbm in 2021 as overall higher average pricing in both the European and U.S. markets was only partially offset by the negative impact of foreign exchange on our euro denominated sales. European lumber pricing increased due to steady demand with limited supply. U.S. lumber pricing increased due to strong demand at the start of the year from the housing and renovation markets before declining sharply in the later part of 2022.

Fiber costs were approximately 75% of our lumber cash production costs in 2022. In 2022 per unit fiber costs increased by approximately 19% from 2021 as a result of using more green wood and strong demand for sawlogs partially offset by the positive impact of a stronger dollar on our euro denominated fiber costs.

Transportation costs increased by approximately 33% to $45.6 million in 2022 from $34.4 million in 2021 primarily due to higher freight rates and the inclusion of Torgau.

In 2022, depreciation and amortization for our solid wood segment increased to $31.2 million from $15.8 million in 2021 primarily due to the inclusion of Torgau. Torgau’s amortization included $8.3 million for the order backlog intangible asset acquired.

In 2022, our solid wood segment operating income decreased by approximately 33% to $70.6 million compared to $106.1 million in 2021 primarily due to higher per unit fiber costs and higher other production and freight costs partially offset by higher sales realizations.

Sensitivities

The following sensitivity analysis provides only a limited point-in-time view of the pulp price, lumber price, fiber costs, foreign exchange rates and inflation discussed. The actual impact of the underlying price, rate and inflation changes may differ materially from that shown in the sensitivity analysis.

Our earnings are sensitive to, among other things, fluctuations in:

Pulp Price. Pulp is a global commodity that is priced in dollars, whose markets are highly competitive and cyclical in nature. As a result, our earnings are sensitive to pulp price changes. Based upon our 2022 sales volume and assuming all other factors remained constant, each $10.00 per tonne change in pulp third party industry quoted list prices yields a change in pulp revenues of approximately $14.1 million.

(58)

Lumber Price. Lumber markets are highly competitive and cyclical in nature. As a result, our earnings are sensitive to lumber price changes. Based upon our 2022 sales volume and assuming all other factors remain constant, each $10.00 per Mfbm change in lumber price yields a change in lumber revenues of approximately $4.1 million.

Fiber Costs. Our main raw material is fiber in the form of wood chips, pulp logs and sawlogs. Fiber is a commodity and both prices and supply are cyclical. As a result, our operating costs are sensitive to fiber cost changes. For our pulp segment, based upon our 2022 fiber costs and assuming all other factors remained constant, each 1% change in per unit fiber cost yields a change in annual operating costs of approximately $5.2 million. For our solid wood segment, based upon our 2022 fiber costs and assuming all other factors remained constant, each 1% change in per unit fiber cost yields a change in annual operating costs of approximately $1.8 million.

Foreign Exchange. Our operating costs are in euros for our German mills and Canadian dollars for our Canadian mills. As a result, our operating costs will fluctuate with changes in the value of the dollar relative to the euro and Canadian dollar. Based on our 2022 operating costs and assuming all other factors remained constant, each $0.01 change in the value of the dollar relative to the Canadian dollar yields a total change in annual operating costs of approximately $9.9 million. Based on our 2022 operating costs and assuming all other factors remained constant, each $0.01 change in the value of the dollar relative to the euro yields a total change in annual operating costs of approximately $9.2 million.

Our energy, chemical, pallet, biofuel, wood residual and European lumber sales are made in local currencies and, as a result, will fluctuate with changes in the value of the dollar relative to the euro and Canadian dollar. Based on our 2022 energy, chemical, pallet, biofuel, wood residual and European lumber revenues and assuming all other factors remained constant, each $0.01 change in the value of the dollar relative to the euro yields a total change in revenues of approximately $3.1 million. Based on our 2022 energy and chemical revenues and assuming all other factors remained constant, each $0.01 change in the value of the dollar relative to the Canadian dollar yields a total change in energy and chemical revenues of approximately $0.3 million.

Inflation. Our key production input costs are for fiber, chemicals and energy. Other material costs in our business include labor and transportation. As a result, our operating costs are sensitive to inflation. For our pulp segment, based upon our 2022 cash production costs and assuming all other factors remained constant, each 1% change in per unit cash production cost yields a change in annual cash production costs of approximately $10.8 million. For our solid wood segment, based upon our 2022 cash production costs and assuming all other factors remained constant, each 1% change in per unit cash production cost yields a change in annual cash production costs of approximately $2.6 million.

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

Liquidity and Capital Resources

Summary of Cash Flows

	Year Ended December 31,
	2022(1)	2021
	(in thousands)
Net cash from operating activities	$360,660	$182,214
Net cash used in investing activities	(425,677)	(187,127)
Net cash from (used in) financing activities	81,965	(9,504)
Effect of exchange rate changes on cash and cash equivalents	(8,526)	(1,071)
Net increase (decrease) in cash and cash equivalents	$8,422	$(15,488)

(1)
Includes results of the Torgau facility since September 30, 2022.

We operate in a cyclical industry and our operating cash flows vary accordingly. Our principal operating cash expenditures are for fiber, labor, chemicals and debt service.

(59)

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

Cash Flows from Operating Activities

Cash from operations includes:

•
cash received from customers;
•
cash paid to employees and suppliers;
•
cash paid for interest on our debt; and
•
cash paid or received for taxes.

Cash provided by operating activities in 2022 increased to $360.7 million from $182.2 million in 2021. An increase in accounts receivable used cash of $20.5 million in 2022 and $121.6 million in 2021. An increase in inventories used cash of $63.2 million in 2022 and $96.4 million in 2021. An increase in accounts payable and accrued expenses provided cash of $66.8 million and in 2022 and $75.6 million in 2021.

Cash Flows from Investing Activities

Cash from investing activities includes:

•
acquisitions of property, plant and equipment and businesses;
•
proceeds from the sale of assets; and
•
purchases and sales of short-term investments.

Investing activities in 2022 used cash of $425.7 million primarily related to the acquisition of Torgau for $256.6 million and capital expenditures of $178.7 million. In 2022, we received property insurance proceeds of $8.6 million, which included the final payment of $6.4 million for the Peace River recovery boiler claim and initial payments of $2.2 million for the Stendal fire claim. Investing activities in 2021 used cash of $187.1 million comprised primarily of capital expenditures of $159.4 million and $51.3 million for the acquisition of Mercer Mass Timber.

In 2022, capital expenditures for our pulp segment related primarily to upgrades to the woodrooms at our Canadian mills, capacity expansion projects and initial costs to rebuild the wood chip conveying systems at our Stendal mill and construction of a lignin production and research and development plant at our Rosenthal mill. In 2022, capital expenditures for our solid wood segment primarily related to production improvement projects. In 2021, capital expenditures related primarily to the Peace River recovery boiler rebuild, which was financed with insurance proceeds of which $21.5 million was received in 2021, capacity expansion projects at the Stendal mill, upgrades to the woodrooms at our Canadian pulp mills and the completion of the expansion and optimization projects at our Friesau sawmill.

Cash Flows from Financing Activities

Cash from financing activities includes:

•
issuances and payments of debt;
•
borrowings and payments under revolving lines of credit;
•
proceeds from issuances of stock; and
•
payments of cash dividends and repurchases of stock.

(60)

In 2022, financing activities provided cash of $82.0 million. In 2022, we borrowed approximately $115.3 million under our revolving credit facilities primarily to partially finance the acquisition of Torgau. We also received $1.1 million in government grants to partially finance innovation and greenhouse gas emission reduction capital projects at our Canadian mills. In 2022, we paid debt issuance costs of $3.9 million for the New German Facility and Canadian Revolving Facility and paid dividends of $19.8 million. In 2021, financing activities used cash of $9.5 million. In 2021, we repaid $33.4 million of our revolving credit facilities, received net proceeds from the Refinancing after giving effect to the Redemption of $50.4 million, paid note issuance costs of $14.5 million in respect of the 2029 Senior Notes and paid $17.2 million of dividends. In 2021, we received $9.3 million in government grants to partially finance innovation and greenhouse gas emission reduction capital projects at our Canadian mills.

Balance Sheet Data

The following table is a summary of selected financial information for the dates indicated:

	December 31,
	2022	2021
	(in thousands)
Financial Position
Cash and cash equivalents	$354,032	$345,610
Working capital	$800,114	$781,181
Total assets	$2,725,037	$2,351,232
Long-term liabilities	$1,508,192	$1,374,084
Total shareholders' equity	$838,784	$694,024

Sources and Uses of Funds

Our principal sources of funds are cash flows from operations and cash and cash equivalents on hand. Our principal uses of funds consist of operating expenditures, capital expenditures and interest payments on our Senior Notes.

The following table sets out our total capital expenditures and interest expense for the periods indicated:

	Year Ended December 31,
	2022(1)		2021
	(in thousands)
Capital expenditures	$178,742	(2)	$159,440	(3)
Cash paid for interest expense(4)	$67,103		$73,088
Interest expense(5)	$71,499		$70,047

(1)
Includes results of the Torgau facility since September 30, 2022.
(2)
Includes initial expenditures to rebuild the wood chip conveying systems at the Stendal mill which were damaged by a fire in 2022. The rebuild will be financed with insurance proceeds, of which $2.2 million was received in 2022.
(3)
Includes expenditures for the recovery boiler rebuild at the Peace River mill which was financed with insurance proceeds, of which $21.5 million was received in 2021 and $6.4 million was received in 2022.
(4)
Amounts differ from interest expense which includes non-cash items. See supplemental disclosure of cash flow information from our Consolidated Statements of Cash Flows included in this report.
(5)
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

As of December 31, 2022, we had cash and cash equivalents of $354.0 million and approximately $281.6 million available under our revolving credit facilities providing us with aggregate liquidity of about $635.6 million.

As of December 31, 2022, we had no material commitments to acquire assets or operating businesses.

In 2023, excluding amounts being financed through government grants, we currently expect capital expenditures to be approximately $175.0 million to $200.0 million.

We currently consider the majority of undistributed earnings of our foreign subsidiaries to be indefinitely reinvested and, accordingly, no U.S. income tax has been provided on such earnings. However, if we were required to repatriate

(61)

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

Credit Facilities and Debt Covenants

We had the following principal amounts outstanding under our credit facilities and Senior Notes as of the dates indicated:

	December 31,
	2022	2021
	(in thousands)
New German Facility(1)	$109,326	$—
Rosenthal €2.6 million loan	$—	$—
Canadian Revolving Facility	$31,749	$—
Celgar Working Capital Facility(2)	$—	$—
Peace River Working Capital Facility(2)	$—	$22,874
2026 Senior Notes	$300,000	$300,000
2029 Senior Notes(3)	$875,000	$875,000

(1)
In September 2022, replaced the prior €200.0 million facility for our German subsidiaries.
(2)
In January 2022, discharged and replaced with the Canadian Revolving Facility.
(3)
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

Under the New German Facility, the Obligors must not exceed a ratio of net debt to EBITDA of 3.50:1:00 in any 12 month period and maintain defined capital of not less than €500.0 million.

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

The New German Facility is provided by a syndicate of six financial institutions and the Canadian Revolving Facility is provided by three financial institutions. To date we have not experienced any reductions in credit availability with respect to these credit facilities. However, if any of these financial institutions were to default on their commitment to fund, we could be adversely affected.

The indentures governing the Senior Notes do not contain any financial maintenance covenants and there are no scheduled principal payments until maturity. Interest on our 2026 Senior Notes is payable semi-annually in arrears on

(62)

January 15 and July 15, at the rate of 5.50% and they mature in January 2026. Interest on our 2029 Senior Notes is payable semi-annually in arrears on February 1 and August 1, at the rate of 5.125% and they mature in February 2029.

As of December 31, 2022, we were in full compliance with all of the covenants of our indebtedness.

Foreign Currency

Our reporting currency is the dollar. However, we hold certain assets and liabilities in euros and Canadian dollars and the majority of our expenditures are denominated in euros or Canadian dollars. Accordingly, our consolidated financial results are subject to foreign currency exchange rate fluctuations.

We translate foreign denominated assets and liabilities into dollars at the rate of exchange on the balance sheet date. Equity accounts are translated using historical exchange rates. Unrealized gains or losses from these translations are recognized in our other comprehensive income (loss) and do not affect our net earnings.

In 2022, accumulated other comprehensive loss increased by $89.2 million to $180.0 million, primarily due to the foreign currency translation adjustment.

Based upon the exchange rate as of December 31, 2022, the dollar was approximately 6% stronger against both the euro and the Canadian dollar since December 31, 2021. See Item 7A. “Quantitative and Qualitative Disclosures about Market Risk”.

Credit Ratings of Senior Notes

We and our Senior Notes are rated by Standard & Poor’s Rating Services, referred to as “S&P”, and Moody’s Investors Service, Inc., referred to as “Moody’s”.

S&P and Moody’s base their assessment of the credit risk on our Senior Notes on the business and financial profile of Mercer Inc. and our restricted subsidiaries under the indentures governing the Senior Notes. As of December 31, 2022, all of our subsidiaries are restricted subsidiaries. Factors that may affect our credit rating include changes in our operating performance and liquidity. Credit rating downgrades can adversely impact, among other things, future borrowing costs and access to capital markets.

In August 2022, S&P confirmed its outlook is stable and confirmed its rating on our Senior Notes is B+. Its recovery rating remained unchanged as “3”. In December 2022, Moody's confirmed its rating on our Senior Notes is Ba3 and its outlook is stable.

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

(63)

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

Pension and Other Post-Retirement Benefit Obligations

We maintain defined benefit pension plans and an other post-retirement benefit plan for certain employees of our Peace River mill and our Celgar mill which are funded based on actuarial estimates and requirements and are non-contributory. We recognize the net funded status of the plans and we record net periodic benefit costs associated with these net obligations. As of December 31, 2022, we had pension and other post-retirement benefit obligations aggregating $104.1 million and accumulated pension plan assets with a fair value of $95.6 million. Our 2022 net periodic pension and other post-retirement benefit cost was $1.7 million. The amounts recorded for the net pension and other post-retirement obligations include various judgments and uncertainties.

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

(64)

Variations in assumptions described above could have a significant effect on the pension and other post-retirement benefits, net periodic benefit cost and obligation reported in our consolidated financial statements. For example, a one-percentage point change in any one of the following assumptions would have increased (decreased) our 2022 net periodic benefit cost and our accrued benefit obligation as follows:

	Net periodic benefit cost		Accrued benefit obligation
	1% increase	1% decrease	1% increase	1% decrease
	(in thousands)
Assumption
Discount rate	$(157)	$155	$(11,358)	$13,658
Return on assets	$(769)	$769	$—	$—
Rate of compensation	$326	$(337)	$2,173	$(2,575)
Health care cost trend rate	$131	$(108)	$262	$(281)

Deferred Taxes

As of December 31, 2022, we had $126.0 million in deferred tax liabilities. Our tax assets are net of a $38.9 million valuation allowance. Our deferred tax assets are comprised primarily of tax loss and interest carryforwards and deductible temporary differences, all of which will reduce taxable income in the future. We assess the realization of these deferred tax assets at each reporting period to determine whether it is more likely than not that the deferred tax assets will be realized. Our assessment includes a review of all available positive and negative evidence, including, but not limited to, the following:

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

Long-Lived Assets

As of December 31, 2022, we had long-lived assets recorded in our Consolidated Balance Sheet of $1,433.8 million. These long-lived assets include property, plant and equipment, net, amortizable intangible assets, net and goodwill. In 2022, we recorded depreciation and amortization of $144.2 million and no impairment charges. Depreciation and amortization and impairment charges are based on accounting estimates.

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

(65)

If our estimate of the remaining useful life changes, such a change is accounted for prospectively in our determination of depreciation and amortization. Actual depreciation and amortization charges for an individual asset may therefore be significantly accelerated if the outlook for its remaining useful life is shortened considerably.

The unit of accounting for impairment testing for long-lived assets is its “Asset Group”, which includes property, plant and equipment, net, amortizable intangible assets, net, goodwill and liabilities directly related to those assets. We evaluate an Asset Group for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable, such as continuing operating losses. When an indicator that the carrying value of an Asset Group may not be recoverable is triggered, we compare the carrying value of the Asset Group to its forecasted undiscounted future cash flows. If the carrying value of the Asset Group is greater than the undiscounted future cash flows an impairment charge is recorded based on the excess of the Asset Group’s carrying value over its fair value.

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

Business Combination

We allocate the total purchase price of the assets acquired and liabilities assumed based on their estimated fair values as of the business combination date. In developing estimates of fair values for long-lived assets, including identifiable intangible assets, we utilize a variety of inputs including forecasted cash flows, discount rates, estimated replacement costs and depreciation and obsolescence factors. Determining the fair value for specifically identified intangible assets, such as contracts, involves significant judgment. We may refine our estimates and make adjustments to the assets acquired and liabilities assumed over a measurement period, not to exceed one year. Upon the conclusion of the measurement period or the final determination of the values of assets acquired and liabilities assumed, whichever comes first, any subsequent adjustments are charged to earnings. Subsequent actual results of the underlying business activity supporting the specifically identified intangible assets could change, requiring us to record impairment charges or accelerate the remaining useful life.

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

(66)

New Accounting Standards

See Note 1 to our consolidated financial statements included in Item 15 of this annual report on Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to risks associated with fluctuations in:

•
foreign currency exchange rates;
•
prices for the products we manufacture;
•
fiber costs;
•
credit risk;
•
inflation; and
•
interest rates.

For a discussion of our earnings sensitivities to foreign exchange rates, pulp and lumber prices, fiber costs and inflation, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Sensitivities” on page 51 hereof.

Foreign Currency Exchange Risk

We compete with producers from around the world, particularly Europe and North America, in our product lines. We sell our principal product, pulp, mainly in transactions denominated in dollars but sell certain other products including energy, chemicals, pallets, biofuels, wood residuals and European lumber in local currencies, being euros and Canadian dollars. Changes in the relative strength or weakness of the dollar versus the euro and the Canadian dollar affect our operating costs and margins. A stronger dollar lowers our operating costs but can in turn increase the cost of pulp to our customers and thereby create downward pressure on prices. On the other hand, a weaker dollar tends to increase our operating costs but tends to support higher pulp prices.

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

(67)

The following table provides information about our exposure to foreign currency exchange rate fluctuations for the carrying amount of financial instruments sensitive to such fluctuations as of December 31, 2022 and expected cash flows from these instruments:

	As of December 31, 2022
			Expected maturity date
	Carrying Value	Fair Value	2023	2024	2025	2026	2027	Thereafter
	(in thousands)
Financial Instruments
in euros
Cash and cash equivalents	33,557	33,557	33,557	—	—	—	—	—
Accounts receivable, net	143,184	143,184	143,184	—	—	—	—	—
Accounts payable and other	244,725	244,725	244,725	—	—	—	—	—
Finance lease liabilities	44,313	44,313	6,388	5,722	5,234	5,382	5,543	16,044
Operating lease liabilities	4,934	4,934	2,627	1,624	566	80	25	12
Long-term debt	102,500	102,500	—	—	—	—	102,500	—

in Canadian dollars
Cash and cash equivalents	46,494	46,494	46,494	—	—	—	—	—
Accounts receivable, net	98,487	98,487	98,487	—	—	—	—	—
Accounts payable and other	96,253	96,253	96,253	—	—	—	—	—
Finance lease liabilities	5,236	5,236	892	913	695	634	666	1,436
Operating lease liabilities	4,927	4,927	1,090	783	695	618	604	1,137
Long-term debt	43,000	43,000	—	—	—	—	43,000	—

in Australian dollars
Cash and cash equivalents	1,110	1,110	1,110	—	—	—	—	—
Accounts receivable, net	819	819	819	—	—	—	—	—
Accounts payable and other	1,144	1,144	1,144	—	—	—	—	—
Operating lease liabilities	8,605	8,605	2,160	1,717	1,061	913	900	1,854

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

Inflation Risk

Our key production input costs are for fiber, chemicals and energy. Other material costs in our business include labor and transportation. As a result, our operating costs are sensitive to inflation. Increases in inflation will tend to increase our operating costs and reduce our operating margins.

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

(68)

fixed interest rate financial instrument liabilities, thereby decreasing our fair value. We may seek to manage our interest rate risks through the use of interest rate derivatives.

The following tables provide information about our exposure to interest rate fluctuations for the financial instruments sensitive to such fluctuations as of December 31, 2022 and expected cash flows from these instruments:

	As of December 31, 2022
			Expected maturity date
	Total	Fair Value	2023	2024	2025	2026	2027	Thereafter
	(in thousands other than percentages)
Liabilities
Long-term debt:
Fixed rate ($)(1)	300,000	284,124	—	—	—	300,000	—	—
Interest rate	5.500%	5.500%				5.500%
Fixed rate ($)(2)	875,000	731,509	—	—	—	—	—	875,000
Interest rate	5.125%	5.125%						5.125%
Variable rate ($)(3)	109,326	109,326	—	—	—	—	109,326	—
Interest rate	3.193%	3.193%					3.193%
Variable rate ($)(4)	31,749	31,749	—	—	—	—	31,749	—
Interest rate	6.034%	6.034%					6.034%

(1)
2026 Senior Notes bearing interest at 5.50%, principal amount $300.0 million.
(2)
2029 Senior Notes bearing interest at 5.125%, principal amount $875.0 million.
(3)
The New German Facility bearing interest by way of: Euribor plus a variable margin ranging from 1.30% to 2.25% dependent on conditions including but not limited to a prescribed leverage ratio. The facility is sustainability linked whereby the interest rate margin is subject to upward or downward adjustments of up to 0.05% per annum if the Company achieves, or fails to achieve, certain specified sustainability targets.
(4)
The Canadian Revolving Facility bearing interest by way of: (i) Canadian denominated advances, which bear interest at a designated prime rate per annum; (ii) banker’s acceptance equivalent loans, which bear interest at the applicable Canadian dollar banker’s acceptance plus 1.20% to 1.45% per annum; (iii) dollar denominated base rate advances at the greater of the federal funds rate plus 0.50%, an Adjusted Term SOFR for a one month tenor plus 1.00% and the bank’s applicable reference rate for U.S. dollar loans; and (iv) dollar SOFR advances, which bear interest at Adjusted Term SOFR plus 1.20% to 1.45% per annum.

Credit Risk

Our credit risk is primarily attributable to cash held in bank accounts and accounts receivable. We maintain cash balances in foreign financial institutions in excess of insured limits. We limit our credit exposure on cash held in bank accounts by periodically investing cash in excess of short-term operating requirements and debt obligations in low risk government bonds, or similar debt instruments. Our credit risk associated with our sales is managed through setting credit limits, the purchase of credit insurance and for certain customers a letter of credit is received prior to shipping the product. We review new customers’ credit history before granting credit and conduct regular reviews of existing customers’ credit. Concentrations of credit risk are with customers and agents based primarily in Germany, China and the U.S.

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

(69)

strategies may not be effective in all market environments or against all types of risks. Unexpected market developments may affect our risk management strategies during this time, and unanticipated developments could impact our risk management strategies in the future. If any of the variety of instruments and strategies we utilize is not effective, we may incur significant losses.

As of December 31, 2022 and December 31, 2021, we had no outstanding derivatives.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements required with respect to this Item 8, and as listed in Item 15 of this annual report on Form 10-K, are included in this annual report on Form 10-K commencing on page 77.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

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

(70)

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

Management assessed the effectiveness of Mercer’s internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework, as issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment and those criteria, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2022.

Management has excluded Torgau from its assessment of internal control over financial reporting as of December 31, 2022, because it was acquired in a purchase business combination in September 2022. The total assets and total revenues excluded from management’s assessment of internal control over financial reporting represent 13% and 3%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2022.

The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their attestation report which appears in this annual report on Form 10-K.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

(71)

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Chairman, Chief Executive Officer and Directors

We are governed by a board of directors, referred to as the “Board”, each member of which is elected annually. The following sets forth information relating to our directors and executive officers.

Jimmy S.H. Lee, Executive Chairman and Director, age 65, has served as a director since May 1985, as Executive Chairman since July 2015 and as President and Chief Executive Officer from 1992 to 2015. Mr. Lee was a director of Golden Valley Mines Ltd. from 2016 to 2021. Previously, during the period when MFC Bancorp Ltd. was our affiliate, he served as a director from 1986 and President from 1988 to December 1996 when it was spun out. During Mr. Lee’s tenure with Mercer, we acquired the Rosenthal mill and converted it to the production of kraft pulp, constructed and commenced operations at the Stendal mill and acquired the Celgar mill, the Friesau mill, the Peace River mill, the Mercer Mass Timber facility and the Torgau facility. He holds a Bachelor of Science degree in Chemical Engineering from the University of British Columbia, Canada. Mr. Lee possesses particular knowledge and experience in our business as a “founder” and as our Chief Executive Officer for over 25 years. He also has broad knowledge and experience in finance and banking, credit markets, international pulp markets, derivative risk management and capital allocation.

Juan Carlos Bueno, Chief Executive Officer, President and Director, age 54, has served as Chief Executive Officer and President and as a director since May 2022. His previous roles included from 2018 to March 2022 serving as the Chairman of the Board and co-founder of Global Energy which produces novel green energy generation devices. Prior to that, from 2011 to 2017, Mr. Bueno was Executive Vice President and Divisional CEO, Biomaterials, for Stora Enso, a manufacturer of pulp, paper and other forest products. At Stora Enso he designed and led their new biomaterials division, growing sales and profitability. The business included six manufacturing sites and a team of approximately 2,000 employees. Mr. Bueno created a vision and strategy to expand into new sectors such as lignin and hemicellulose. He also has broad experience in investor relations, board interaction and other key CEO functions. Prior to that, Mr. Bueno served in executive positions including Vice President, Crop Protection, President Agar Cross, Commercial Manager, Global Financial Analyst and Business Consultant with EI DuPont de Nemours & Company in Brazil, UK, Argentina, Colombia and USA. EI Dupont de Nemours & Company merged with the Dow Chemical Company to create DowDuPont. Mr. Bueno holds, among other things, a BSc., Industrial Engineering degree and a graduate degree in Negotiation & International Relations. Mr. Bueno has extensive global industrial and product experience and a proven track record of achieving commercial and operational excellence over a 30-year career.

William D. McCartney, age 67, has served as a director since January 2003 and Lead Director since May 28, 2021. He has been the President and Chief Executive Officer of Pemcorp Management Inc., a corporate finance and management consulting firm, since its inception in 1990. From 1984 to 1990, he was a founding partner of Davidson & Company, Chartered Accountants, where he specialized in business advisory services. He has been involved with numerous capital restructuring and financing events involving several public companies and brings substantial knowledge relating to the financial accounting and auditing processes. He is a chartered professional accountant and has been a member of the Chartered Professional Accountants of Canada since 1980. He holds a Bachelor of Arts degree in Business Administration from Simon Fraser University. Mr. McCartney has extensive experience in accounting, financial and capital markets.

James Shepherd, age 70, has served as a director since June 2011. Mr. Shepherd was President and Chief Executive Officer of Canfor Corporation from 2004 to 2007 and Slocan Forest Products Ltd. from 1999 to 2004. He is also the former President of Crestbrook Forest Industries Ltd. and Finlay Forest Industries Limited and the former Chairman of the Forest Products Association of Canada. Mr. Shepherd has previously served as a director of Conifex Timber Inc., Canfor Corporation and Canfor Pulp Income Fund (now Canfor Pulp Products Inc.). Mr. Shepherd holds a degree in Mechanical Engineering from Queen’s University. Mr. Shepherd has also held several chief executive officer leadership and other senior positions in the forest industry.

R. Keith Purchase, age 78, has served as a director since June 2012. Mr. Purchase was Executive Vice-President and Chief Operating Officer for MacMillan Bloedel Ltd. from 1998 to 1999, President and Chief Executive Officer of TimberWest Forest Ltd. from 1994 to 1998 and Managing Director of Tasman Pulp and Paper from 1990 to 1994.

(72)

Mr. Purchase was previously a director of Catalyst Paper Corporation and Chair of its board of directors. Mr. Purchase has held several very senior positions in significant companies involved in the forestry industry, including internationally.

Alan Wallace, age 63, has served as a director since June 2018. Mr. Wallace is currently the Chief Executive Officer of Peloton Advisors Inc., a corporate financial advisory firm. He is based in Vancouver, British Columbia. Mr. Wallace was the Vice Chairman, Investment Banking, CIBC World Markets Inc. from 1987 to 2013 where he was also the Co-Head of its Paper and Forest Products Group from 1995 to 2013. Mr. Wallace holds a Master of Business Administration from the University of Chicago and a Bachelor of Applied Science (Mech) from the University of Toronto. Mr. Wallace has significant capital markets and mergers and acquisitions experience, including relating to debt and equity financings, corporate credit facilities and financial advisory assignments. He also has extensive forest products experience relating to financings and strategic transactions in the industry.

Linda Welty, age 67, has served as a director since June 2018. Ms. Welty is currently an independent director of Huber Engineered Materials, a global manufacturer of engineered specialty ingredients, a portfolio company of J.M. Huber Corporation and has served in that role since 2014. In 2020, Ms. Welty was also elected as a director of GCP Applied Technologies Inc. which is a global provider of construction products technologies. She is the President and Chief Executive Officer of Welty Strategic Consulting, LLC, an advisory firm focused on the development and execution of value creation strategies. She formerly served as chairman and a director of the Atlanta Chapter of the National Association of Corporate Directors, whose mission is to advance excellence in corporate governance. From 2010 to 2011 she served as a director and member of the special committee of Massey Energy Company. She served as an independent director of Vertellus Specialties, Inc. from 2007 to 2016. Ms. Welty was President and Chief Operating Officer of Flint Ink Corp., a global producer of printing inks for packaging and publication from 2003 to 2005. From 1998 to 2003, she served as President of the Specialty Group of H.B. Fuller Company, a global manufacturer of adhesives, sealants and coatings. She also served for over twenty years in global leadership roles for Hoechst AG and its former U.S. subsidiary, Celanese. She holds a Bachelor of Science in Chemical Engineering from the University of Kansas.

Rainer Rettig, age 63, has served as a director since February 2020. Mr. Rettig has served as head of the Circular Economy Program at Covestro AG (formerly known as Bayer Material Science, a subgroup of Bayer AG), one of the world’s leading manufacturers of high-tech polymer materials. Mr. Rettig brings significant experience in sales, marketing and strategy development in the field of chemicals and plastics. He had several senior leadership roles in Germany, Japan, Hong Kong and China. He holds a Ph.D in polymer chemistry and polymer processing from the Technical University of Darmstadt in Germany.

Alice Laberge, age 66, has served as a director since February 2021. Ms. Laberge is currently a director of Nutrien Ltd., a Canadian agriculture products and services company, and Russel Metals Inc., a metal distribution company, and has served in such roles since 2018 and 2007, respectively. Ms. Laberge is also a director of the Canadian Public Accountability Board. She most recently retired from the board of the Royal Bank of Canada in January 2021, on which she served for over 15 years. She formerly served as President and Chief Executive Officer of Fincentric Corporation, a global provider of software solutions to financial institutions, until 2005, and was previously Chief Financial Officer and Senior Vice-President, Finance for MacMillan Bloedel Ltd. Ms. Laberge is a Fellow of the Institute of Corporate Directors, and holds an MBA from the University of British Columbia and a Bachelor of Science from the University of Alberta. Ms. Laberge brings to the Board extensive senior executive experience relevant to our operations and an understanding of the forest products business. She also brings significant corporate governance and public company board experience from a wide variety of companies. Ms. Laberge also has extensive knowledge in financial and accounting matters.

Janine North, age 62, has served as a director since February 2021. Ms. North is currently a director of Conifex Timber Inc., a forest products company, and Imperial Metals Corporation, a Canadian mining company. She is also a director of the Fraser Basin Council and formerly a director of the BC Ferry Services Corp. Ms. North retired from the Northern Development Initiative Trust in 2016 after serving 11 years as the founding Chief Executive Officer. Ms. North holds a Diploma in Management Studies from the Executive MBA Program at Simon Fraser University and a Bachelor of Science from the University of Alberta. Ms. North brings with her significant public company board experience, and in particular, with companies involved in the resource sector. In particular, she has extensive knowledge and experience relevant to the Company's operations in the forest products industry, including financings and strategic transactions in the industry, as well as corporate governance and talent management.

(73)

Other Executive Officers

David K. Ure, age 55, has been our Chief Financial Officer and Secretary from July 2015. He has also served as Vice President, Finance from 2013 to 2015 and was our Vice President, Controller from 2006 to 2010. Mr. Ure also served as Vice President, Finance of Sierra Wireless Inc. and as Controller at various companies including Catalyst Paper Corp., Pacifica Papers Inc. and Trojan Lithograph Corporation, as well as Chief Financial Officer and Secretary of Finlay Forest Industries Inc. Mr. Ure has over 15 years’ experience in the forest products industry. He is currently a director of FPInnovations and has also served on various non-profit boards in the neuro developmental research, child disability and family support spaces and currently sits on the boards of Kids Brain Health Network Inc., Semiahmoo House Society and Peninsula Estates Housing Society. He holds a Bachelor of Commerce in Finance from the University of British Columbia, Canada and is a member of the Chartered Professional Accountants of Canada.

Adolf Koppensteiner, age 61, has been Chief Operating Officer since January 1, 2018 and has served as Managing Director, Operations and Technical of the Stendal mill since October 2013. Previously, he served as Mill Manager at the Rosenthal mill since joining Mercer in 2007. In the past, Mr. Koppensteiner was Managing Director of Kvaerner Central Europe, where he was responsible for sales and service for fifteen years. His whole career has been in the pulp and paper industry, where he has held a variety of positions building up significant experience in engineering, project work, and pulp mill start-ups, as well as the development and optimization of operating processes.

Wolfram Ridder, age 61, has served as Vice President of Business Development since 2005, prior to which he served as Managing Director at Mercer’s Stendal mill from 2001 to 2005. Mr. Ridder also served as Vice President Pulp Operations, Assistant to CEO from 1999 to 2005 and Assistant Managing Director at the Rosenthal mill from 1995 to 1998. Prior to joining Mercer, Mr. Ridder worked as a Scientist for pulping technology development at the German Federal Research Center for Wood Science and Technology in Hamburg from 1988 to 1995. Mr. Ridder has a Master of Business Administration and a Master of Wood Science and Forest Product Technology from Hamburg University.

Leonhard Nossol, age 65, has served as our Group Controller for Europe since August 2005. He has also been Managing Director of Rosenthal since 1997 and the sole Managing Director of Rosenthal from 2005 to February 2020. Before joining Mercer, Mr. Nossol was Director, Finance and Administration for a German household appliance producer from 1992 to 1997. Prior to this, he was Operations Controller at Grundig AG (consumer electronics) in Nürnberg. Mr. Nossol has been a member of the board of directors of the Pulp and Paper Association of Germany since 2014 and was elected as the speaker of the forest and wood unit of such association from 2014 to 2020. He was a member of the German Industry Federation’s (BDI) Tax Committee from 2003 to 2022. He was President of the German Wood Users Association (AGR) from 2013 to 2023. Mr. Nossol holds a Political Science degree from Freie Universität Berlin and a degree in Business Management from the University of Applied Sciences in Berlin.

Richard Short, age 55, has served as Vice President, Controller since February 2014 and as Controller from November 2010 to February 2014, prior to which he served as Director, Corporate Finance since joining Mercer in 2007. Previous roles include Controller, Financial Reporting from 2006 to 2007 and Director, Corporate Finance from 2004 to 2006 with Catalyst Paper Corporation and Assistant Controller at The Alderwoods Group Inc. Mr. Short holds a Bachelor of Arts in Psychology from the University of British Columbia and has been a member of the Chartered Professional Accountants of Canada since 1993.

Genevieve Stannus, age 52, has served as Vice President, Treasurer since February 2021 and as Treasurer from July 2005 to February 2021, prior to which she served as Senior Financial Analyst since joining Mercer in August 2003. Prior to her role at Mercer, Ms. Stannus held Senior Treasury Analyst positions with Catalyst Paper Corporation and Pacifica Papers Inc. Ms. Stannus has over twenty years of experience in the forest products industry. She is a member of the Chartered Professional Accountants of Canada.

Brian Merwin, age 49, has served as Vice President, Corporate Development, since February 2019 and was previously Vice President, Strategic Initiatives since February 2009. Mr. Merwin previously held roles within Mercer such as Director, Strategic and Business Initiatives, and Business Analyst. Mr. Merwin has a Master of Business Administration from the Richard Ivey School of Business in Ontario, Canada and a Bachelor of Commerce degree from the University of British Columbia, Canada. He has over 15 years of industry experience, including M&A, corporate development, strategy, capital projects, innovation and business integration.

(74)

Dr. Carsten Merforth, age 56, has served as Chief Operating Officer, Wood Products since August 2022, prior to which he was the Managing Director of the Friesau mill since April 2017. Dr. Merforth was previously the managing director of several high-capacity sawmills for Rettenmeier Holding AG from 2000 to 2010 and from 2013 to 2014 and Pfeifer Holz GmbH from 2010 to 2012. Dr. Merforth holds a Master of Forestry from Georg August University and a Doctorate of Forestry Economics from Albert Ludwigs University.

Wolfgang Beck, age 49, has served as Senior Vice President, Global Product Sourcing since September 1, 2022. Mr. Beck has served in different leading functions in Mercer’s German wood business since 2005, and most recently, he was Managing Director of Mercer Holz since 2016. In the past, Mr. Beck worked for a German state forest organization and in the German financial sector at the beginning of his career. He has been Managing Director of wood2M since 2016, a Joint Venture Company of Mercer and another Pulp and Paper Manufacturer. Mr. Beck is a committee chairman or member of various wood industry associations.

Guy Arguin, age 58, has served as Chief Human Resources Officer since January 2022, prior to which he was Senior Vice President, Human Resources for the Global Resources sector of SNC-Lavalin and Senior Vice President Human Resources and Human Resources Director roles with British American Tobacco across the Middle East, Northern Europe, France and Canada. Mr. Arguin started his professional career with Domtar in Montreal. Mr. Arguin has diverse Human Resources experiences across several sectors, such as Engineering and Consulting Services, Oil & Gas, Mining, Consumer Products and Pulp and Paper. Mr. Arguin holds a Master’s Degree in Industrial Relations and Human Resources from the Universite du Quebec en Outaouais and a Bachelor of Arts in Industrial Relations from McGill University. He is also a Certified Human Resources Professional and a certified Executive Coach from the Academy of Executive Coaching in the U.K.

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

The remaining information required by this Item 10 is incorporated herein by reference to the sections entitled “Proposal 1 - Election of Directors”, “Share Ownership of Certain Beneficial Owners”, “Corporate Governance and Board Matters” and “Corporate Governance and Board Matters – Delinquent Section 16(a) Insider Reports” in our proxy statement relating to our annual meeting to be held in 2023.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated by reference from the proxy statement relating to our annual meeting to be held in 2023.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is incorporated by reference from the proxy statement relating to our annual meeting to be held in 2023.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is incorporated herein by reference to the section entitled “Corporate Governance and Board Matters – Review and Approval of Related Party Transactions” of our proxy statement relating to our annual meeting to be held in 2023.

(75)

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 is incorporated by reference from the section entitled “Independent Registered Public Accounting Firm – Fees of Independent Registered Public Accounting Firm” of our proxy statement relating to our annual meeting to be held in 2023.

(76)

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements

(a)(2) Financial Statement Schedules

All schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

(a)(3) Exhibits

Exhibits that are not filed herewith have been previously filed with the SEC and are incorporated herein by reference.

3.1	Articles of Incorporation of Mercer International Inc., as amended. Incorporated by reference from Form 8-A filed March 2, 2006.

3.2	Bylaws of Mercer International Inc. Incorporated by reference from Form 10-K filed February 17, 2022.

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

10.1

Revolving Credit Facility Agreement dated January 21, 2022 among Mercer Peace River Pulp Ltd., Mercer Celgar Limited Partnership and Mercer Forestry Services Ltd. et al. and Royal Bank of Canada, as Agent and the other Lenders thereto. Incorporated by reference from Form 10-K filed February 17, 2022.

10.2

Revolving Facility Agreement dated September 15, 2022 among Zellstoff-Und Papierfabrik Rosenthal GmbH, Mercer Timber Products GmbH, Zellstoff Stendal GmbH, Mercer Holz GmbH, Stendal Pulp Holding GmbH, Zellstoff Stendal Transport GmbH Mercer Timber Products Stendal GmbH, Unicredit Bank AG, Commerzbank AG, Berlin Branch, Landesbank Baden-Württemberg and Unicredit Bank AG. Incorporated by reference from form 10-Q filed September 20, 2022.

10.3

Purchase and Sale Agreement, dated July 22, 2022, between Mercer International Inc., Mainsee 1434. VV GmbH and Wood Intermediate S.à r.l. Incorporated by reference to Exhibit 2.1 of the Company’s current report on Form 8-K filed on July 27, 2022.

10.4	Form of Trustee’s Indemnity Agreement between Mercer International Inc. and its Trustees. Incorporated by reference from Form 10-K filed March 31, 2003.

10.5†	Mercer International Inc. 2022 Stock Incentive Plan. Incorporated by reference from Appendix A to Mercer International Inc.’s definitive proxy statement on Schedule 14A filed April 18, 2022.

(77)

10.6†	Employment Agreement dated October 2, 2006 between Stendal Pulp Holding GmbH and Wolfram Ridder. Incorporated by reference from Form 8-K filed October 3, 2006.

10.7†	Employment Agreement between Mercer International Inc. and David Ure dated August 12, 2013. Incorporated by reference from Form 8-K filed on July 20, 2015.

10.8†	Amendment to Employment Agreement between Mercer International Inc. and David Ure, dated July 17, 2015. Incorporated by reference from Form 8-K filed July 20, 2015.

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

10.12†	Employment Agreement between Mercer International Inc. and Juan Carlos Bueno, dated March 11, 2022. Incorporated by reference from Form 8-K filed March 16, 2022.

21.1*	List of Subsidiaries of Registrant.

23.1*	Consent of PricewaterhouseCoopers LLP.

31.1*	Section 302 Certificate of Chief Executive Officer.

31.2*	Section 302 Certificate of Chief Financial Officer.

32.1*	Section 906 Certificate of Chief Executive Officer.

32.2*	Section 906 Certificate of Chief Financial Officer.

101*

The following financial statements from the Company’s annual report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 16, 2023, formatted in inline Extensible Business Reporting Language (iXBRL): (i) Consolidated Statements of Operations; (ii) Consolidated Statements of Comprehensive Income; (iii) Consolidated Balance Sheets; (iv) Consolidated Statements of Changes in Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to the Consolidated Financial Statements.

104*	The cover page from the Company's Annual Report on Form 10-K for the year ended December 31, 2022, has been formatted in Inline XBRL.

* Filed herewith.

† Denotes management contract or compensatory plan or arrangement.

ITEM 16. FORM 10-K SUMMARY

None.

(78)

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Mercer International Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Mercer International Inc. and its subsidiaries (together, the Company) as of December 31, 2022 and 2021, and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, including the related notes (collectively referred to as the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

As described in Management's Report on Internal Control over Financial Reporting, management has excluded the parent company of Holzindustrie Torgau KG and its subsidiaries (Torgau) from its assessment of internal control over financial reporting as of December 31, 2022 because it was acquired by the Company in a purchase business combination during the year ended December 31, 2022. We have also excluded Torgau from our audit of internal control over financial reporting. Torgau is a wholly-owned subsidiary whose total assets and total revenues excluded from management’s assessment and

(79)

our audit of internal control over financial reporting represent $351 million and $62 million, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2022.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of property, plant and equipment (PP&E) related to the acquisition of Holzindustrie Torgau KG (Torgau)

As described in Notes 1 and 2 to the consolidated financial statements, the Company completed the acquisition of Wood Holdco GmbH, which is the parent company of Torgau, for total cash consideration of €270.0 million ($263.2 million) on September 30, 2022. Management accounted for this transaction as a business combination using the acquisition method. Under this method, identifiable assets acquired and liabilities assumed are recorded at their respective fair market values at the date of acquisition. Management recorded the acquired PP&E of Torgau at an aggregated fair value of $205.5 million on the date of acquisition, of which a significant portion was based on the cost approach. Management applied significant judgment in estimating the fair value of PP&E acquired using the cost approach, which involved the use of assumptions with respect to estimated replacement costs, estimated useful lives, as well as physical, functional and economic obsolescence, as applicable, at the time of acquisition.

The principal considerations for our determination that performing procedures relating to the valuation of PP&E related to the acquisition of Torgau is a critical audit matter are (i) the high degree of auditor judgment and subjectivity in performing procedures relating to the fair value measurement of PP&E acquired due to the significant amount of judgment required by management when developing the fair value using the cost approach and (ii) the significant audit effort in evaluating the assumptions with respect to this estimate, related to estimated replacement costs, estimated useful lives, as well as physical, functional and economic condition obsolescence, as applicable, at the time of acquisition. In addition, the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the acquisition accounting, including controls over management’s valuation of the acquired PP&E and controls over the development of the assumptions used in the

(80)

valuation of acquired PP&E. These procedures also included, among others, (i) reading the sale and purchase agreement, and (ii) testing management’s process for estimating the fair value of the acquired PP&E using the cost approach, which included for a sample of the acquired PP&E, testing the completeness and accuracy of underlying data used in the valuations, and with the assistance of professionals with specialized skill and knowledge, evaluating whether the assumptions used by management were reasonable by considering consistency with external market and industry data and evaluating the appropriateness of the valuation approach.

Pulp and lumber revenue recognition

As described in Notes 1 and 18 to the consolidated financial statements, management recognizes pulp and lumber revenue when obligations under the terms of a contract with its customer are satisfied; generally, this occurs with the transfer of control of the products sold. Transfer of control to the customer is based on the standardized shipping terms in the contract. The standardized shipping terms are such that (i) for European sales sent by truck or train from the mills directly to the customer, control transfers once the truck or train leaves the mill; (ii) for orders sent by ocean freighter, control transfers at the time the product passes the ship’s rail; and (iii) for North American sales shipped by truck or train, control transfers once the truck or train has arrived at the customer’s specified location. The transaction price is included in the sales contract and is net of customer discounts, rebates and other selling concessions. Pulp revenue amounted to $1,686 million and lumber revenue amounted to $288 million from external customers for the year ended December 31, 2022.

The principal considerations for our determination that performing procedures relating to pulp and lumber revenue recognition is a critical audit matter are the magnitude of the balance and the significant audit effort in performing procedures and evaluating audit evidence related to revenue recognition for pulp and lumber sales.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the pulp and lumber revenue recognition process, including controls over accuracy, occurrence and cut-off of revenue recognized. These procedures also included, among others, (i) evaluating the accuracy and occurrence of pulp and lumber revenue for a sample of pulp and lumber revenue transactions by obtaining and inspecting source documents, including invoices, sales contracts, shipping and/or delivery documents and cash receipts, as applicable and (ii) testing the cut-off for a sample of pulp and lumber revenue transactions by comparing the date on which revenue was recognized to the actual shipment or delivery date as relevant based on the applicable shipping terms.

/s/PricewaterhouseCoopers LLP

Chartered Professional Accountants

Vancouver, Canada February 16, 2023

We have served as the Company’s auditor since 2007.

(81)

MERCER INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands of U.S. dollars, except per share data)

	For the Year Ended December 31,
	2022	2021	2020
Revenues	$2,280,937	$1,803,255	$1,423,140
Costs and expenses
Cost of sales, excluding depreciation and amortization	1,638,672	1,245,622	1,163,727
Cost of sales depreciation and amortization	144,064	132,117	128,817
Selling, general and administrative expenses	105,833	78,933	66,867
Operating income	392,368	346,583	63,729
Other income (expenses)
Interest expense	(71,499)	(70,047)	(80,746)
Loss on early extinguishment of debt	—	(30,368)	—
Other income	24,434	14,399	5,878
Total other expenses, net	(47,065)	(86,016)	(74,868)
Income (loss) before income taxes	345,303	260,567	(11,139)
Income tax provision	(98,264)	(89,579)	(6,096)
Net income (loss)	$247,039	$170,988	$(17,235)
Net income (loss) per common share
Basic	$3.74	$2.59	$(0.26)
Diluted	$3.71	$2.58	$(0.26)
Dividends declared per common share	$0.3000	$0.2600	$0.3325

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands of U.S. dollars)

	For the Year Ended December 31,
	2022	2021	2020
Net income (loss)	$247,039	$170,988	$(17,235)
Other comprehensive income (loss)
Gain (loss) related to defined benefit pension plans	10,755	19,206	(8,530)
Income tax recovery (provision)	(2,356)	(4,485)	2,384
Gain (loss) related to defined benefit pension plans, net of tax	8,399	14,721	(6,146)
Foreign currency translation adjustments	(97,568)	(77,939)	95,131
Other comprehensive income (loss), net of taxes	(89,169)	(63,218)	88,985
Total comprehensive income	$157,870	$107,770	$71,750

See accompanying Notes to the Consolidated Financial Statements.

(82)

MERCER INTERNATIONAL INC.

CONSOLIDATED BALANCE SHEETS

(In thousands of U.S. dollars, except share and per share data)

	December 31,
	2022	2021
ASSETS
Current assets
Cash and cash equivalents	$354,032	$345,610
Accounts receivable, net	351,993	345,345
Inventories	450,470	356,731
Prepaid expenses and other	21,680	16,619
Total current assets	1,178,175	1,064,305
Property, plant and equipment, net	1,341,322	1,135,631
Investment in joint ventures	45,635	49,651
Amortizable intangible assets, net	61,497	47,902
Goodwill	30,937	—
Operating lease right-of-use assets	15,049	9,712
Pension asset	4,397	4,136
Other long-term assets	48,025	38,718
Deferred income tax	—	1,177
Total assets	$2,725,037	$2,351,232
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and other	$377,306	$282,307
Pension and other post-retirement benefit obligations	755	817
Total current liabilities	378,061	283,124
Long-term debt	1,346,508	1,237,545
Pension and other post-retirement benefit obligations	12,178	21,252
Operating lease liabilities	9,475	6,574
Other long-term liabilities	14,072	13,590
Deferred income tax	125,959	95,123
Total liabilities	1,886,253	1,657,208
Shareholders’ equity
Common shares $1 par value; 200,000,000 authorized; 66,167,000 issued and outstanding (2021 – 66,037,000)	66,132	65,988
Additional paid-in capital	354,495	347,902
Retained earnings	598,119	370,927
Accumulated other comprehensive loss	(179,962)	(90,793)
Total shareholders’ equity	838,784	694,024
Total liabilities and shareholders’ equity	$2,725,037	$2,351,232

Commitments and contingencies (Note 21)
Subsequent event (Note 14)

See accompanying Notes to the Consolidated Financial Statements.

(83)

MERCER INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands of U.S. dollars)

	Common shares
	Number (thousands of shares)	Amount, at Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Balance as of December 31, 2019	65,629	$65,598	$344,994	$256,371	$(116,560)	$550,403
Shares issued on grants of restricted shares	68	31	(31)	—	—	—
Shares issued on grants of performance share units	195	195	(195)	—	—	—
Stock compensation expense	—	—	928	—	—	928
Net loss	—	—	—	(17,235)	—	(17,235)
Dividends declared	—	—	—	(21,892)	—	(21,892)
Repurchase of common shares	(24)	(24)	—	(138)	—	(162)
Other comprehensive income	—	—	—	—	88,985	88,985
Balance as of December 31, 2020	65,868	65,800	345,696	217,106	(27,575)	601,027
Shares issued on grants of restricted shares	49	68	(68)	—	—	—
Shares issued on grants of performance share units	120	120	(120)	—	—	—
Stock compensation expense	—	—	2,394	—	—	2,394
Net income	—	—	—	170,988	—	170,988
Dividends declared	—	—	—	(17,167)	—	(17,167)
Other comprehensive loss	—	—	—	—	(63,218)	(63,218)
Balance as of December 31, 2021	66,037	65,988	347,902	370,927	(90,793)	694,024
Shares issued on grants of restricted shares	35	49	(49)	—	—	—
Shares issued on grants of performance share units	95	95	(95)	—	—	—
Stock compensation expense	—	—	6,737	—	—	6,737
Net income	—	—	—	247,039	—	247,039
Dividends declared	—	—	—	(19,847)	—	(19,847)
Other comprehensive loss	—	—	—	—	(89,169)	(89,169)
Balance as of December 31, 2022	66,167	$66,132	$354,495	$598,119	$(179,962)	$838,784

See accompanying Notes to the Consolidated Financial Statements.

(84)

MERCER INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of U.S. dollars)

	For the Year Ended December 31,
	2022	2021	2020
Cash flows from (used in) operating activities
Net income (loss)	$247,039	$170,988	$(17,235)
Adjustments to reconcile net income (loss) to cash flows from operating activities
Depreciation and amortization	144,153	132,199	128,921
Deferred income tax provision (recovery)	7,003	18,791	(15,249)
Inventory impairment	—	—	25,998
Loss on early extinguishment of debt	—	30,368	—
Defined benefit pension plans and other post-retirement benefit plan expense	1,708	2,831	3,053
Stock compensation expense	6,737	2,394	928
Gain on sale of investments	(519)	—	(17,540)
Foreign exchange transaction losses (gains)	(16,802)	(16,597)	13,272
Other	(722)	384	543
Defined benefit pension plans and other post-retirement benefit plan contributions	(2,942)	(4,258)	(4,164)
Changes in working capital
Accounts receivable	(20,476)	(121,579)	(6,269)
Inventories	(63,184)	(96,442)	(11,430)
Accounts payable and accrued expenses	66,796	75,589	(53,744)
Other	(8,131)	(12,454)	(5,519)
Net cash from (used in) operating activities	360,660	182,214	41,565
Cash flows from (used in) investing activities
Purchase of property, plant and equipment	(178,742)	(159,440)	(78,518)
Acquisitions, net of cash acquired (Note 2)	(256,604)	(51,258)	—
Property insurance proceeds	8,616	21,540	—
Purchase of amortizable intangible assets	(495)	(1,385)	(647)
Purchase of investments	(75,000)	—	(9,370)
Proceeds from sale of investments	75,519	—	26,910
Other	1,029	3,416	1,798
Net cash from (used in) investing activities	(425,677)	(187,127)	(59,827)
Cash flows from (used in) financing activities
Redemption of senior notes	—	(824,557)	—
Proceeds from issuance of senior notes	—	875,000	—
Proceeds from (repayment of) revolving credit facilities, net	115,330	(33,396)	52,651
Dividend payments	(19,847)	(17,167)	(21,892)
Payment of debt issuance costs	(3,871)	(14,483)	—
Proceeds from government grants	1,067	9,333	362
Payment of finance lease obligations	(10,003)	(7,850)	(4,636)
Other	(711)	3,616	(168)
Net cash from (used in) financing activities	81,965	(9,504)	26,317
Effect of exchange rate changes on cash and cash equivalents	(8,526)	(1,071)	1,958
Net increase (decrease) in cash and cash equivalents	8,422	(15,488)	10,013
Cash and cash equivalents, beginning of year	345,610	361,098	351,085
Cash and cash equivalents, end of year	$354,032	$345,610	$361,098

Supplemental cash flow disclosure:
Cash paid for interest	$67,103	$73,088	$78,151
Cash paid for income taxes	$86,037	$22,950	$19,331
Supplemental schedule of non-cash investing and financing activities:
Leased production and other equipment	$—	$29,344	$13,121

See accompanying Notes to the Consolidated Financial Statements.

(85)

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share data)

Note 1. The Company and Summary of Significant Accounting Policies

Background

Mercer International Inc. (“Mercer Inc.”) is a Washington corporation and its shares of common stock are quoted and listed for trading on the NASDAQ Global Select Market.

Mercer Inc. owns and operates four pulp manufacturing facilities, two in Canada and two in Germany, has a 50% joint venture interest in a pulp mill in Canada, one sawmill in Germany and since acquiring the parent company of Holzindustrie Torgau KG ("Torgau") on September 30, 2022 it now owns one timber processing and value-add pallet production facility in Germany. The Company also owns a cross-laminated timber (“CLT”) facility located in Spokane, Washington called Mercer Mass Timber LLC ("Mercer Mass Timber").

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

Investments

Investments in equity securities in which the Company does not exercise significant influence are measured at fair value through earnings. These securities are measured at fair value on a recurring basis, based upon Level 1 quoted market prices, with the unrealized and realized gains or losses included in “Other income” in the Consolidated Statements of Operations.

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

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share data)

Note 1. The Company and Summary of Significant Accounting Policies (continued)

Impairment of Long-Lived Assets

Long-lived assets include "Property, plant and equipment, net" and "Amortizable intangible assets, net". The unit of accounting for impairment testing for long-lived assets is its “Asset Group”, which includes the long-lived assets and liabilities directly related to those assets. The Company evaluates an Asset Group for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable, such as continuing operating losses. When an indicator that the carrying value of an Asset Group may not be recoverable is triggered, the Company compares the carrying value of the Asset Group to its forecasted undiscounted future cash flows. If the carrying value of the Asset Group is greater than the undiscounted future cash flows an impairment charge is recorded based on the excess of the Asset Group’s carrying value over its fair value.

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

The Company is required to pay certain fees based on wastewater emissions at its German mills. Accrued fees can be reduced upon the mills’ demonstration of reduced wastewater emissions. The fees are expensed as incurred and the fee reduction is recognized once the Company has reasonable assurance that the German regulators will accept the reduced level of wastewater emissions. Both the fees and the fee reduction are recognized in “Cost of sales, excluding depreciation and amortization” in the Consolidated Statements of Operations. There may be a significant period of time between recognition of the wastewater expense and recognition of the wastewater fee reduction.

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

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share data)

Note 1. The Company and Summary of Significant Accounting Policies (continued)

Goodwill

Goodwill is from the acquisition of the Torgau facility. Goodwill is not amortized and is tested for impairment every year at August 31, or more frequently if events or changes in circumstances indicate a potential impairment loss. The impairment test of goodwill is performed at the reporting unit level. Goodwill is assigned to the solid wood segment for the purpose of impairment testing as this is the reporting unit that benefits from the synergies arising from the Torgau acquisition.

The Company has the option to perform a qualitative assessment of goodwill in order to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If the Company concludes that this is the case, it must perform the quantitative impairment test. Otherwise, the Company does not need to perform any further assessment. The quantitative impairment test compares the fair value of the reporting unit to its carrying value, including goodwill. If the fair value of the reporting unit is less than its carrying amount, goodwill is written down for the amount by which the carrying amount exceeds the fair value. However, the impairment charge recognized cannot exceed the carrying amount of goodwill. The Company typically uses a discounted cash flow model to determine the fair value of a reporting unit. The assumptions used in the model require estimating future sales volumes, selling prices and costs, investments in fixed assets, and the selection of the appropriate discount rate. The assumptions used are consistent with internal forecasts. Unanticipated market and macroeconomic events and circumstances may occur and could affect the accuracy of management assumptions. Sensitivities of these assumptions are also performed.

The Company completed a preliminary purchase price allocation as of September 30, 2022 that valued the goodwill on that date. As of December 31, 2022, management assessed the value of the goodwill for any events that occurred or changes in circumstances that would indicate impairment and concluded that there were none and therefore no impairment test was performed.

Sandalwood Tree Plantations

Sandalwood tree plantations are measured at the lower of cost, which includes both the direct and indirect costs of growing and harvesting the sandalwood trees, and net realizable value. The cost of the sandalwood plantations is recognized in “Other long-term assets” and the cost of the harvested sandalwood is recognized in “Inventories” in the Consolidated Balance Sheets.

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

The Company excludes value-added taxes, sales and other taxes it collects from its customers on behalf of third parties concurrent with revenue-producing activities from revenues.

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

Energy Revenues

Energy sales are to utility companies in Canada and Germany. Sales of energy are recognized as the electricity is consumed by the customer and is based on contractual usage rates and meter readings that measure electricity consumption.

Pallet, Chemical, Biofuel and Wood Residual Revenues

Pallet, chemical, biofuel and wood residual revenues sold from the German mills are sold primarily into the European market. Pallet and biofuel sales are sold to the end customer or to a trader. Chemical and wood residual sales are sold direct to the customer. These sales typically have shipping terms where control transfers once the product is loaded onto the truck at the mill.

Mass Timber Revenues

Mass timber includes CLT manufactured at Mercer Mass Timber. A mass timber sales contract will typically represent a single distinct performance obligation due to the highly interdependent and interrelated nature of the underlying goods and/or services provided.

Mass timber contract revenue is recognized over the contract term as the work progresses because of the continuous transfer of control to the customer. The customer typically controls the work in process as evidenced by the Company's right to payment of the transaction price associated with work performed to date on products or services that do not have an alternative use to the Company.

The accounting for the mass timber contracts involves a judgmental process of estimating total sales, costs and profit for the performance obligation. Cost of sales is recognized as incurred. The amount reported as revenues is determined by adding a proportionate amount of the estimated profit to the amount reported as cost of sales. Recognizing revenue as costs are incurred provides an objective measure of progress and thereby best depicts the extent of transfer of control to the customer. Changes in estimated revenues, cost of sales and the related effect on operating income are recognized using a cumulative catch-up adjustment which recognizes in the current period the cumulative effect of the changes on current and prior periods based on the contract’s percentage-of-completion.

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

Under the 2022 Plan, each performance share unit ("PSU") provides the holder the right to receive upon vesting a common share of the Company, a cash payment or a combination of common shares or cash if certain market and/or performance goals established by the Company are met. The performance objective period is generally three years. The fair value of PSUs granted with a performance condition is based upon the targeted number of shares to be awarded and the quoted market price of the Company’s shares at that date. The fair value of PSUs granted with a market and performance condition is estimated using a Monte Carlo simulation model using historical volatility and a risk-free interest rate. The Company estimates forfeitures of PSUs based on management’s expectations and recognizes compensation cost only for those awards expected to vest. Estimated forfeitures are adjusted to actual experience at each balance sheet date.

The fair value of restricted shares, restricted stock units ("RSUs"), and deferred stock units (“DSUs”) is determined based upon the number of shares or units granted and the quoted price of the Company’s common shares on the date of grant. The vesting period is generally one year.

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

Net Income (Loss) Per Common Share

Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding in the period. Diluted net income (loss) per common share is calculated to give effect to all potentially dilutive common shares outstanding by applying the “Treasury Stock” and “If-Converted” methods. Instruments that could have a potentially dilutive effect on the Company’s weighted average shares outstanding include all or a portion of outstanding stock options, RSUs, DSUs, restricted shares, performance shares, PSUs and stock appreciation rights.

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

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share data)

Note 1. The Company and Summary of Significant Accounting Policies (continued)

New Accounting Pronouncements

Reference Rate Reform

In March 2020, the FASB issued Accounting Standards Update ("ASU") 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The amendments provide optional guidance for a limited time to ease the potential burden in accounting for reference rate reform. These amendments are effective immediately and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. In March 2021, the intended cessation date of LIBOR in the United States was extended to June 30, 2023. Accordingly, ASU 2022-06 defers the expiration date of Topic 848 to December 31, 2024.

As of December 31, 2022, the Company does not have any debt agreements that utilize LIBOR as one of the alternative applicable rates. Therefore, the Company does not believe that the discontinuation of LIBOR will have a material adverse effect on its financial position.

Note 2. Acquisitions

2022 Torgau Acquisition

On September 30, 2022, the Company acquired all of the issued and outstanding shares of Wood Holdco GmbH, which is the parent company of Torgau for consideration of €270.0 million ($263,196) cash. The acquisition results in 100% ownership of a timber processing and value-add pallet production facility in Torgau, Germany and a wood processing facility in Dahlen, Germany that produces garden products. The acquisition of Torgau expands the Company’s solid wood business and further diversifies the Company’s product offerings.

The following summarizes the Company’s preliminary allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed on the acquisition date:

Purchase Price Allocation
Cash	$6,592
Accounts receivable	13,202
Inventories	50,900
Other current assets	2,548
Property, plant and equipment	205,450
Amortizable intangible assets (a)	25,141
Goodwill (b)	28,274
Other long-term assets	3,934
Total assets acquired	336,041
Accounts payable and other current liabilities	(43,905)
Deferred income tax	(26,451)
Other long-term liabilities	(2,489)
Total liabilities assumed	(72,845)
Net assets acquired	$263,196
(a)
Amortizable intangible assets include an order backlog, which has an estimated fair value of $15,243 and is being amortized on a straight-line basis over six months and an energy sales agreement, which has an estimated fair value of $9,898 and is being amortized on a straight-line basis over 12 years.
(b)
The goodwill is primarily for expected synergies from combining the operations of Torgau with the Company’s existing German operations. The goodwill is not deductible for tax purposes.

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

Management applied significant judgment in estimating the fair value of certain property, plant and equipment acquired using the cost approach, which involved the use of assumptions with respect to estimated replacement costs, estimated useful lives, as well as physical, functional and economic obsolescence, as applicable, at the time of acquisition.

Torgau is a business under GAAP, accordingly the Company began consolidating its results of operations, financial position and cash flows in the consolidated financial statements as of the acquisition date. The amount of Torgau’s revenues and net loss included in the Consolidated Statements of Operations for the year ended December 31, 2022 was $64,364 and $13,450, respectively. In the year ended December 31, 2022, $1,945 of acquisition related costs were recognized in “Selling, general and administrative expenses” in the Consolidated Statements of Operations.

The following unaudited pro forma information represents the Company’s results of operations as if the acquisition of Torgau had occurred on January 1, 2021. This pro forma information does not purport to be indicative of the results that would have occurred for the periods presented or that may be expected in the future.

	For the Year Ended December 31,
	2022	2021
Revenues	$2,532,271	$2,071,896
Net income	$295,066	$196,017

The unaudited pro forma information had no material nonrecurring adjustments directly attributable to the acquisition.

2021 Mercer Mass Timber Acquisition

On August 5, 2021, the Company acquired Mercer Mass Timber, a CLT facility in Spokane Washington for $51,258 cash, including $1,258 of acquisition costs.

The transaction was accounted for as an acquisition of a group of assets as management determined it does not qualify as an acquisition of a business under GAAP. Substantially all of the fair value of the gross assets acquired was concentrated in a group of similar identifiable assets, being the land, building and production equipment acquired.

Note 3. Business Interruption Insurance

In 2022, a fire occurred in the woodyard of the Stendal mill. The Company has received written confirmation from the insurance provider that the business interruption insurance claim related to the fire is covered and the insurance provider paid initial nonrefundable payments of €14.4 million ($15,143). The Company also received an initial €2.1 million ($2,206) for property insurance related to the fire. The business interruption and property insurance proceeds were recognized in “Cost of sales, excluding depreciation and amortization” in the Consolidated Statements of Operations.

In 2021, the Company replaced the lower furnace of a boiler at the Peace River mill as a result of an incident that occurred in 2017. In 2021, the Company received written confirmation from the insurance provider that the business interruption insurance claim related to the boiler repair was covered and the amount of the settlement was C$43.0 million ($34,303). As of December 31, 2021, C$40.0 million ($31,551) of this payment was receivable. The business interruption insurance proceeds were recognized in “Cost of sales, excluding depreciation and amortization” in the Consolidated Statements of Operations. Subsequent to year end, the insurance claim receivable was settled in full.

(95)

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share data)

Note 4. Other Income

Other income for the years ended December 31, 2022, 2021 and 2020 was comprised of the following:

	For the Year Ended December 31,
	2022	2021	2020
Foreign exchange gain (loss)	$17,975	$12,674	$(13,797)
Gain on sale of investments (a)	519	—	17,540
Other	5,940	1,725	2,135
Other income	$24,434	$14,399	$5,878

(a)
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

As of December 31, 2022 and December 31, 2021, the Company held no such investments.

Note 5. Accounts Receivable, Net

Accounts receivable, net as of December 31, 2022 and December 31, 2021, was comprised of the following:

	December 31,
	2022	2021
Trade, net of allowance of $876 (2021 — $845)	$296,192	$293,498
Insurance claims (a)	—	37,953
Sales and income taxes receivable	40,240	6,709
Other	15,561	7,185
	$351,993	$345,345
(a)
Insurance claims receivable were for the final settlement of the 2021 Peace River boiler claims and included the remaining business interruption claim of C$40.0 million ($31,551) and the remaining property claim of C$8.1 million ($6,402). Subsequent to December 31, 2021, the insurance claims receivable were settled in full.

Note 6. Inventories

Inventories as of December 31, 2022 and December 31, 2021, were comprised of the following:

	December 31,
	2022	2021
Raw materials	$160,442	$106,434
Finished goods	158,082	140,829
Spare parts and other	131,946	109,468
	$450,470	$356,731

(96)

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share data)

Note 7. Property, Plant and Equipment, Net

Property, plant and equipment, net as of December 31, 2022 and December 31, 2021, was comprised of the following:

	Estimated Useful Lives	December 31,
	(Years)	2022	2021
Land		$90,202	$61,067
Buildings	10 - 50	354,048	309,039
Production and other equipment	5 - 25	2,243,571	2,079,801
		2,687,821	2,449,907
Less: accumulated depreciation		(1,346,499)	(1,314,276)
		$1,341,322	$1,135,631

As of December 31, 2022, property, plant and equipment was net of $144,096 of unamortized government grants (2021 – $164,439). Amortization expense related to government grants for the year ended December 31, 2022 was $18,103 (2021 – $19,855; 2020 – $18,369). In 2022, the Company received government grants of $1,067 (2021 - $9,333) to partially finance innovation and greenhouse gas reduction projects at the Canadian mills. These grants were netted against “Property, plant and equipment, net” in the Consolidated Balance Sheets.

The Company maintains industrial landfills on its premises for the disposal of waste, primarily from the mills’ pulp processing activities. The mills have obligations under their landfill permits to decommission these disposal facilities pursuant to certain regulations. As of December 31, 2022, the Company had recorded $11,892 (2021 – $12,529) of asset retirement obligations in “Other long-term liabilities” in the Consolidated Balance Sheets.

Note 8. Amortizable Intangible Assets, Net

Amortizable intangible assets, net as of December 31, 2022 and December 31, 2021, were comprised of the following:

	Estimated	December 31, 2022			December 31, 2021
	Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Energy sales agreements	11-12	$26,884	$(8,590)	$18,294	$17,047	$(7,327)	$9,720
Timber cutting rights	30	37,175	(5,032)	32,143	39,714	(4,051)	35,663
Order backlog	0.5	16,678	(8,339)	8,339	—	—	—
Software and other intangible assets	5	26,977	(24,256)	2,721	27,376	(24,857)	2,519
		$107,714	$(46,217)	$61,497	$84,137	$(36,235)	$47,902

Amortization expense related to intangible assets for the year ended December 31, 2022 was $11,882 (2021 – $4,767; 2020 – $4,414).

Amortization expense for the next five years related to intangible assets as of December 31, 2022 is expected to be as follows:

	2023	2024	2025	2026	2027
Amortization expense	$12,888	$4,312	$4,022	$3,763	$3,665

(97)

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share data)

Note 9. Other Long-Term Assets

Other long-term assets as of December 31, 2022 and December 31, 2021, were comprised of the following:

	December 31,
	2022	2021
Sandalwood tree plantations	$32,556	$30,731
German carbon certificates	10,680	5,453
Other	4,789	2,534
	$48,025	$38,718

Note 10. Accounts Payable and Other

Accounts payable and other as of December 31, 2022 and December 31, 2021, was comprised of the following:

	December 31,
	2022	2021
Trade payables	$92,848	$58,451
Accrued expenses	95,798	76,409
Interest payable	26,756	26,506
Income tax payable	99,827	56,241
Payroll-related accruals	34,353	20,707
Wastewater fee (a)	8,614	19,248
Finance lease liability	7,368	8,467
Operating lease liability	5,255	3,192
Government grants (b)	1,181	7,302
Other	5,306	5,784
	$377,306	$282,307
(a)
The Company is required to pay certain fees based on wastewater emissions at its German mills. Accrued fees can be reduced upon the mills’ demonstration of reduced wastewater emissions. Reduction to the wastewater fee for the year ended December 31, 2022 was $12,847 (2021 – $nil; 2020 – $nil).
(b)
The Canadian mills have a liability for unspent government grants which are required to be used to partially finance greenhouse gas emission reduction and innovation capital projects. The grants are recognized in “Cash and cash equivalents” in the Consolidated Balance Sheets, however, they are considered to be restricted as they are repayable if the mills do not spend the funds on approved projects.

(98)

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share data)

Note 11. Debt

Debt as of December 31, 2022 and December 31, 2021, was comprised of the following:

		December 31,
	Maturity	2022	2021
Senior notes (a)
5.500% senior notes	2026	$300,000	$300,000
5.125% senior notes	2029	875,000	875,000

Credit arrangements
€300 million German joint revolving credit facility (b)	2027	109,326	—
C$160 million Canadian joint revolving credit facility (c)	2027	31,749	—
C$60 million Peace River revolving credit facility (c)		—	22,874
C$60 million Celgar revolving credit facility (c)		—	—
€2.6 million demand loan (d)		—	—

Finance lease liability		51,129	64,041
		1,367,204	1,261,915
Less: unamortized senior note issuance costs		(13,328)	(15,903)
Less: finance lease liability due within one year		(7,368)	(8,467)
		$1,346,508	$1,237,545

The maturities of the principal portion of debt as of December 31, 2022 were as follows:

	Senior Notes and Credit Arrangements	Finance Leases
2023	$—	$8,597
2024	—	7,825
2025	—	6,954
2026	300,000	6,879
2027	141,075	6,879
Thereafter	875,000	18,690
	1,316,075	55,824
Less imputed interest	—	(4,695)
Total payments	$1,316,075	$51,129

Certain of the Company’s debt instruments were issued under agreements which, among other things, may limit its ability and the ability of its subsidiaries to make certain payments, including dividends. These limitations are subject to specific exceptions. As of December 31, 2022, the Company was in compliance with the terms of its debt agreements.

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

(b)
A €300.0 million joint revolving credit facility for the German mills that matures in September 2027. Borrowings under the new facility are unsecured and bear interest at Euribor plus a variable margin ranging from 1.30% to 2.25% dependent on conditions including but not limited to a prescribed leverage ratio. The facility is sustainability-linked whereby the interest rate margin is subject to upward or downward adjustments of up to 0.05% per annum if the Company achieves, or fails to achieve, certain specified sustainability targets. As of December 31, 2022, approximately €102.5 million ($109,326) of this facility was drawn and accruing interest at a rate of 3.193%, approximately €13.5 million ($14,433) was supporting bank guarantees and approximately €184.0 million ($196,220) was available.
(c)
A C$160.0 million joint revolving credit facility for the Celgar mill, Peace River mill and certain other Canadian subsidiaries that matures in January 2027. The facility is available by way of: (i) Canadian denominated advances, which bear interest at a designated prime rate per annum; (ii) banker’s acceptance equivalent loans, which bear interest at the applicable Canadian dollar banker’s acceptance plus 1.20% to 1.45% per annum; (iii) dollar denominated base rate advances at the greater of the federal funds rate plus 0.50%, an Adjusted Term SOFR for a one month tenor plus 1.00% and the bank’s applicable reference rate for U.S. dollar loans; and (iv) dollar SOFR advances, which bear interest at Adjusted Term SOFR plus 1.20% to 1.45% per annum. As of December 31, 2022, approximately C$43.0 million ($31,749) of this facility was drawn and accruing interest at a rate of 6.034%, approximately C$1.3 million ($970) was supporting letters of credit and approximately C$115.7 million ($85,415) was available.

The facility replaced the Peace River and Celgar C$60.0 million revolving credit facilities.

(d)
A €2.6 million demand loan for Rosenthal that does not have a maturity date. Borrowings under this facility are unsecured and bear interest at the rate of the three-month Euribor plus 2.50%. As of December 31, 2022, approximately €2.6 million ($2,722) of this facility was supporting bank guarantees and approximately $nil was available.

(100)

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share data)

Note 12. Pension and Other Post-Retirement Benefit Obligations

Defined Benefit Plans

Pension benefits are based on employees’ earnings and years of service. The defined benefit plans are funded by contributions from the Company based on actuarial estimates and statutory requirements. Information about the Celgar and Peace River defined benefit plans, in aggregate for the year ended December 31, 2022 was as follows:

	2022
	Pension	Other Post- Retirement Benefits	Total
Change in benefit obligation
Benefit obligation, December 31, 2021	$125,975	$13,339	$139,314
Service cost	3,553	191	3,744
Interest cost	3,756	410	4,166
Benefit payments, net	(4,163)	(534)	(4,697)
Actuarial gains	(28,292)	(2,960)	(31,252)
Foreign currency exchange rate changes	(6,699)	(434)	(7,133)
Benefit obligation, December 31, 2022	94,130	10,012	104,142

Reconciliation of fair value of plan assets
Fair value of plan assets, December 31, 2021	121,381	—	121,381
Actual returns	(17,654)	—	(17,654)
Contributions	2,942	—	2,942
Benefit payments	(4,037)	—	(4,037)
Foreign currency exchange rate changes	(7,026)	—	(7,026)
Fair value of plan assets, December 31, 2022	95,606	—	95,606
Funded status, December 31, 2022	$1,476	$(10,012)	$(8,536)

Components of the net benefit cost recognized
Service cost	$3,553	$191	$3,744
Interest cost	3,756	410	4,166
Expected return on plan assets	(5,800)	—	(5,800)
Amortization of unrecognized items	290	(692)	(402)
Net benefit cost	$1,799	$(91)	$1,708

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

The components of the net benefit cost other than service cost are recognized in “Other income” in the Consolidated Statements of Operations. The amortization of unrecognized items relates to net actuarial losses (gains) and prior service costs.

The Company anticipates that it will make contributions to the defined benefit plans of approximately $2,197 in 2023. Estimated future benefit payments under these plans as of December 31, 2022 were as follows:

	Pension	Other Post-Retirement Benefits
2023	$4,789	$540
2024	$5,059	$566
2025	$5,354	$586
2026	$5,569	$604
2027	$5,747	$622
2028-2032	$31,012	$3,373

(102)

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share data)

Note 12. Pension and Other Post-Retirement Benefit Obligations (continued)

Weighted Average Assumptions

The weighted-average assumptions used to determine the benefit obligations at the measurement dates and the net benefit costs for the years ended December 31, 2022, 2021 and 2020 were as follows for Celgar’s defined benefit plan:

	For the Year Ended December 31,
	2022	2021	2020
Benefit obligations
Discount rate	5.00%	3.10%	2.55%
Rate of compensation increase	2.50%	2.50%	2.50%
Net benefit cost for year ended
Discount rate	3.10%	2.70%	3.00%
Rate of compensation increase	2.50%	2.50%	2.50%
Expected rate of return on plan assets	3.60%	4.00%	4.10%

The weighted-average assumptions used to determine the benefit obligations at the measurement dates and the net benefit costs for the years ended December 31, 2022, 2021 and 2020 were as follows for Peace River’s defined benefit plan:

	For the Year Ended December 31,
	2022	2021	2020
Benefit obligations
Discount rate	5.00%	3.10%	2.70%
Rate of compensation increase	2.75%	2.75%	2.75%
Net benefit cost for year ended
Discount rate	3.10%	2.70%	3.20%
Rate of compensation increase	2.75%	2.75%	2.75%
Expected rate of return on plan assets	5.48%	4.93%	4.68%

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

The assumed health care cost trend rates used to determine the other post-retirement benefit obligations as of December 31, 2022 and December 31, 2021 were as follows:

	December 31,
	2022	2021
Health care cost trend rate assumed for next year	4.75%	4.50%
Rate to which the cost trend is assumed to decline (ultimate trend rate)	4.00%	4.50%
Year that the rate reaches the ultimate trend rate	2026	2022

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

Pension De-Risking Actions

In 2017, the Company initiated a pension de-risking strategy for Celgar’s defined benefit plan. The first step of the strategy resulted in changing the target investment mix to 80% debt securities, to more effectively hedge the plan liabilities for inactive members, and 20% equity securities, to consider the inflationary effect of future salary increases for the remaining active members.

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

The following table presents the Celgar and Peace River defined benefit pension plans’ assets fair value measurements as of December 31, 2022 under the fair value hierarchy:

	Fair value measurements as of December 31, 2022 using:
Asset Category	Level 1	Level 2	Level 3	Total
Equity securities	$—	$52,640	$—	$52,640
Debt securities	—	23,071	—	23,071
Buy-in annuity	—	—	18,402	18,402
Other	—	1,493	—	1,493
Total assets	$—	$77,204	$18,402	$95,606

(104)

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share data)

Note 12. Pension and Other Post-Retirement Benefit Obligations (continued)

The following table presents the Celgar and Peace River defined benefit pension plans’ assets fair value measurements as of December 31, 2021 under the fair value hierarchy:

	Fair value measurements as of December 31, 2021 using:
Asset Category	Level 1	Level 2	Level 3	Total
Equity securities	$—	$64,057	$—	$64,057
Debt securities	—	31,125	—	31,125
Buy-in annuity	—	—	24,458	24,458
Other	—	1,741	—	1,741
Total assets	$—	$96,923	$24,458	$121,381

The change in Level 3 fair value measurements of plan assets for the years ended December 31, 2022 and 2021 was as follows:

Buy-in Annuity
Balance as of December 31, 2020	$26,017
Actual return on plan assets	645
Benefit payments	(1,789)
Actuarial gains	(545)
Effect of foreign currency exchange rate changes	130
Balance as of December 31, 2021	24,458
Actual return on plan assets	623
Benefit payments	(1,709)
Actuarial gains	(3,589)
Effect of foreign currency exchange rate changes	(1,381)
Balance as of December 31, 2022	$18,402

Defined Contribution Plans

Effective December 31, 2008, the defined benefit plans at the Celgar mill were closed to new members. In addition, the related defined benefit service accrual ceased on December 31, 2008, and members began to receive pension benefits, at a fixed contractual rate, under a new defined contribution plan effective January 1, 2009. The Company’s head office employees also participate in a defined contribution plan. During the year ended December 31, 2022, the Company made contributions of $1,982 to these plans (2021 – $1,768; 2020 – $1,634).

Multiemployer Plan

The Company participates in a multiemployer plan for the hourly-paid employees at the Celgar mill. The contributions to the plan are determined based on a percentage of pensionable earnings pursuant to a collective bargaining agreement. The Company has no current or future contribution obligations in excess of the contractual contributions. During the year ended December 31, 2022, the Company made contributions of $2,175 to this plan (2021 – $2,370; 2020 – $1,933).

(105)

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share data)

Note 12. Pension and Other Post-Retirement Benefit Obligations (continued)

Plan details for the years ended December 31, 2022, 2021 and 2020 were as follows:

	Provincially Registered Plan	Expiration Date of Collective Bargaining	Are the Company's Contributions Greater Than 5% of Total Contributions
Legal name	Number	Agreement	2022	2021	2020
The Pulp and Paper Industry Pension Plan	P085324	April 30, 2025	Yes	Yes	No

Note 13. Income Taxes

The components of income (loss) before income taxes for the years ended December 31, 2022, 2021 and 2020 were as follows:

	For the Year Ended December 31,
	2022	2021	2020
U.S.	$(75,566)	$(75,955)	$(22,284)
Foreign	420,869	336,522	11,145
	$345,303	$260,567	$(11,139)

Provision for income taxes recognized in the Consolidated Statements of Operations for the years ended December 31, 2022, 2021 and 2020 was comprised of the following:

	For the Year Ended December 31,
	2022	2021	2020
U.S. Federal and State current income tax provision	$297	$156	$1,782
Foreign current income tax provision	90,964	70,632	19,563
Total current income tax provision	91,261	70,788	21,345
Foreign deferred income tax provision (recovery)	7,003	18,791	(15,249)
Total income tax provision	$98,264	$89,579	$6,096

During the year ended December 31, 2022, the foreign current income tax provision is primarily for German entities.

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

(106)

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share data)

Note 13. Income Taxes (continued)

The Company and/or one or more of its subsidiaries file income tax returns in the U.S., Germany, Canada and Australia. Currently, the Company does not anticipate that the expiration of the statute of limitations or the completion of audits in the next fiscal year will result in liabilities for uncertain income tax positions that are materially different than the amounts accrued or disclosed as of December 31, 2022. However, this could change as tax years are examined by taxing authorities, the timing of which are uncertain at this time. The German tax authorities have completed examinations up to and including the 2017 tax year for all but two German entities. For one of the two entities, the German tax authorities have completed examinations up to and including the 2013 tax year; for the other entity, up to and including 2019. The Company is generally not subject to U.S. or Canadian income tax examinations for tax years before 2019 and 2018, respectively. The Company believes that it has adequately provided for any reasonable foreseeable outcomes related to its tax audits and that any settlement will not have a material adverse effect on its consolidated results.

The liability in the Consolidated Balance Sheets related to unrecognized tax benefits was $nil as of December 31, 2022 (2021 – $nil). The Company recognizes interest and penalties related to unrecognized tax benefits in “Income tax provision” in the Consolidated Statements of Operations. During the years ended December 31, 2022, 2021 and 2020 the Company did not record any interest and penalties related to unrecognized tax benefits.

Differences between the U.S. Federal statutory and the Company’s effective rates for the years ended December 31, 2022, 2021 and 2020 were as follows:

	For the Year Ended December 31,
	2022	2021	2020
U.S. Federal statutory rate	21%	21%	21%

U.S. Federal statutory rate on income (loss) before income taxes	$(72,570)	$(54,724)	$2,339
Tax differential on foreign income	(30,054)	(25,361)	(1,982)
Effect of foreign earnings (a)	(5,329)	(7,524)	(3,002)
Valuation allowance	4,311	(12,048)	(8,383)
Tax benefit of partnership structure	3,132	3,132	3,740
Non-taxable foreign subsidies	2,704	2,936	2,851
True-up of prior year taxes	199	5,616	(1,863)
Other	(657)	(1,606)	204
Income tax provision	$(98,264)	$(89,579)	$(6,096)
(a)
Primarily due to the impact of the global intangible low-taxed income provision in the Tax Cuts and Jobs Act of 2017.

(107)

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share data)

Note 13. Income Taxes (continued)

Deferred income tax assets and liabilities as of December 31, 2022 and December 31, 2021 were comprised of the following:

	December 31,
	2022	2021
German tax loss carryforwards	$7,946	$9,500
U.S. tax loss carryforwards and credits	32,012	22,168
Canadian tax loss carryforwards	14,107	40,363
Australian tax loss carryforwards	6,580	5,090
Basis difference between income tax and financial reporting with respect to operating pulp mills	(160,561)	(146,000)
Amortizable intangible assets	(8,826)	(9,449)
Other long-term assets	(6,986)	(5,646)
Debt	(5,183)	(5,691)
Accounts payable and accrued expenses	4,765	5,382
Deferred pension liability	2,997	6,341
Finance leases	14,881	17,245
Scientific research and experimental development investment tax credit and expenditure pool	3,119	4,552
Other	8,069	5,389
	(87,080)	(50,756)
Valuation allowance	(38,879)	(43,190)
Net deferred income tax liability	$(125,959)	$(93,946)

Comprised of:
Deferred income tax asset	$—	$1,177
Deferred income tax liability	(125,959)	(95,123)
Net deferred income tax liability	$(125,959)	$(93,946)

The following table details the scheduled expiration dates of the Company’s net operating loss, interest, investment tax credit and other tax attributes carryforwards as of December 31, 2022:

	Amount	Expiration
U.S.
Interest	$152,400	Indefinite
Germany
Interest	$27,792	Indefinite
Canada
Net operating loss	$50,000	2036 – 2041
Scientific research and experimental development investment tax credit	$4,500	2030 – 2039
Australia
Net operating loss	$21,900	Indefinite

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

(108)

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share data)

Note 13. Income Taxes (continued)

Changes in valuation allowances related to net deferred tax assets for the years ended December 31, 2022 and 2021 were as follows:

	December 31,
	2022	2021
Balance as of January 1	$43,190	$31,142
Additions (reversals)
U.S.	10,839	14,770
Canada	(15,926)	(2,851)
The impact of changes in foreign exchange rates	776	129
Balance as of December 31	$38,879	$43,190

As of December 31, 2022, the Company has recognized the deferred tax assets of its German entities and has a full valuation allowance against the net deferred tax assets of its U.S. and Canadian entities.

The Company has not recognized a tax liability on the undistributed earnings of its foreign subsidiaries as of December 31, 2022 because these earnings are expected to be permanently reinvested outside the U.S. or repatriated without incurring a tax liability. As of December 31, 2022, the cumulative amount of undistributed earnings upon which U.S. income taxes have not been provided was approximately $404,472.
Note 14. Shareholders’ Equity

Dividends

The Company’s board of directors declared quarterly dividends during the years ended December 31, 2022 and 2021 as follows:

Date Declared	Dividend Per Common Share	Amount
February 17, 2022	$0.075	$4,960
April 28, 2022	0.075	4,962
July 28, 2022	0.075	4,963
October 27, 2022	0.075	4,962
	$0.3000	$19,847

Date Declared	Dividend Per Common Share	Amount
February 16, 2021	$0.065	$4,289
April 29, 2021	0.065	4,293
July 29, 2021	0.065	4,292
October 28, 2021	0.065	4,293
	$0.2600	$17,167

On February 16, 2023, the Company’s board of directors declared a quarterly dividend of $0.075 per common share. Payment of the dividend will be on April 5, 2023 to all shareholders of record on March 29, 2023. Future dividends are subject to approval by the board of directors and may be adjusted as business and industry conditions warrant.

(109)

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share data)

Note 14. Shareholders’ Equity (continued)

Share Capital

Preferred shares

The Company has authorized 50,000,000 preferred shares (2021 – 50,000,000) with $1 par value issuable in series, of which 2,000,000 shares have been designated as Series A. The preferred shares may be issued in one or more series. Designations and preferences for each series shall be stated in the resolutions providing for the designation and issuance of each such series adopted by the Company’s board of directors. The board of directors is authorized by the Company’s articles of incorporation to determine the voting, dividend, redemption and liquidation preferences pertaining to each such series. As of December 31, 2022, no preferred shares had been issued by the Company.

Stock Based Compensation

In May 2022, the Company adopted an amended and restated stock incentive plan (the “2022 Plan”) which provides for stock options, RSUs which under the prior plan were called “restricted stock rights”, DSUs, restricted shares, performance shares, PSUs, and stock appreciation rights to be awarded to employees, consultants and non-employee directors. The 2022 Plan replaced the Company’s 2010 stock incentive plan (the “2010 Plan”). However, the 2010 Plan will govern prior awards until all awards granted under the 2010 Plan have been exercised, forfeited, cancelled, expired, or otherwise terminated in accordance with the terms thereof. The Company may grant up to a maximum of 2.5 million common shares under the 2022 Plan, plus the number of common shares remaining available for grant pursuant to the 2010 Plan.

During the year ended December 31, 2022, there were no issued and outstanding stock options, performance shares or stock appreciation rights. As of December 31, 2022, after factoring in all allocated shares, there remain approximately 2.8 million common shares available for grant.

As of December 31, 2022, the total compensation cost related to unvested PSUs, restricted shares, RSUs and DSUs not recognized was approximately $5,963 which will be recognized over a weighted average period of one year.

PSUs

PSU activity during the year ended December 31, 2022 was as follows:

	Number of PSUs	Weighted Average Grant Date Fair Value Per Unit
Outstanding as of January 1, 2022	2,754,472	$12.98
Granted	1,709,688	13.61
Vested and issued	(94,940)	15.34
Forfeited	(885,066)	14.36
Outstanding as of December 31, 2022	3,484,154	$12.87

The weighted-average grant date fair value per unit of all PSUs granted in 2021 and 2020 was $13.72 and $11.00, respectively. The total fair value of PSUs vested and issued in 2022, 2021 and 2020 was $1,208, $1,642 and $2,101, respectively.

(110)

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share data)

Note 14. Shareholders’ Equity (continued)

Restricted Shares, RSUs and DSUs

Restricted share, RSU and DSU activity during the year ended December 31, 2022 was as follows:

	Number of Restricted Shares	Number of RSUs	Number of DSUs	Weighted Average Grant Date Fair Value Per Share
Outstanding as of January 1, 2022	49,195	—	—	$14.84
Granted	34,699	50,000	16,048	15.65
Vested	(49,195)	—	(4,494)	14.92
Outstanding as of December 31, 2022	34,699	50,000	11,554	$15.64

The weighted-average grant date fair value per share of all restricted shares granted in 2021 and 2020 was $14.84 and $8.07, respectively. The total fair value of restricted shares and DSUs vested and issued in 2022, 2021 and 2020 was $793, $1,011 and $248, respectively.

Note 15. Net Income (Loss) Per Common Share

The reconciliation of basic and diluted net income (loss) per common share for the years ended December 31, 2022, 2021 and 2020 was as follows:

	For the Year Ended December 31,
	2022	2021	2020
Net income (loss)
Basic and diluted	$247,039	$170,988	$(17,235)

Net income (loss) per common share
Basic	$3.74	$2.59	$(0.26)
Diluted	$3.71	$2.58	$(0.26)

Weighted average number of common shares outstanding:
Basic (a)	66,100,040	65,944,494	65,768,485
Effect of dilutive instruments:
PSUs	468,931	312,455	—
Restricted shares	17,842	27,054	—
RSUs	11,886	—	—
DSUs	3,687	—	—
Diluted	66,602,386	66,284,003	65,768,485
(a)
For the year ended December 31, 2022, the basic weighted average number of common shares outstanding excludes 34,699 restricted shares which have been issued, but have not vested as of December 31, 2022 (2021 – 49,195 restricted shares; 2020 – 68,140 restricted shares).

The calculation of diluted net income (loss) per common share does not assume the exercise of any instruments that would have an anti-dilutive effect on net income (loss) per common share. Instruments excluded from the calculation of net income (loss) per common share because they were anti-dilutive for the years ended December 31, 2022, 2021 and 2020 were as follows:

	For the Year Ended December 31,
	2022	2021	2020
PSUs	—	—	2,364,848
Restricted shares	—	—	68,140

(111)

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share data)

Note 16. Accumulated Other Comprehensive Loss

The change in accumulated other comprehensive loss by component (net of tax) for the years ended December 31, 2022, 2021 and 2020 was as follows:

	Foreign Currency Translation Adjustments	Defined Benefit Pension and Other Post-Retirement Benefit Items	Total
Balance as of December 31, 2019	$(114,709)	$(1,851)	$(116,560)
Other comprehensive income (loss) before reclassifications	95,131	(6,114)	89,017
Amounts reclassified	—	(32)	(32)
Other comprehensive income (loss)	95,131	(6,146)	88,985
Balance as of December 31, 2020	(19,578)	(7,997)	(27,575)
Other comprehensive income (loss) before reclassifications	(77,939)	14,834	(63,105)
Amounts reclassified	—	(113)	(113)
Other comprehensive income (loss)	(77,939)	14,721	(63,218)
Balance as of December 31, 2021	(97,517)	6,724	(90,793)
Other comprehensive income (loss) before reclassifications	(97,568)	8,801	(88,767)
Amounts reclassified	—	(402)	(402)
Other comprehensive income (loss)	(97,568)	8,399	(89,169)
Balance as of December 31, 2022	$(195,085)	$15,123	$(179,962)

Foreign currency translation adjustments recognized in other comprehensive income (loss) include intra-entity foreign currency loans that are of a long-term investment nature. For the year ended December 31, 2022, the foreign currency translation gain from these transactions was $1,598 (2021 - loss of $6,905; 2020 - gain of $5,111).

Note 17. Related Party Transactions

The Company enters into related party transactions with its joint ventures. For the year ended December 31, 2022, pulp purchases from the Company’s 50% owned CPP mill, which are transacted at the CPP mill’s cost, were $101,095 (2021 – $88,073; 2020 – $76,875) and as of December 31, 2022 the Company had a payable balance to the CPP mill of $4,409 (December 31, 2021 – receivable of $5,688). For the year ended December 31, 2022, services from the Company’s 50% owned logging and chipping operation, which are transacted at arm’s length negotiated prices, were $12,545 (2021 – $12,775; 2020 – $15,118) and as of December 31, 2022 the Company had a receivable balance from the operation of $522 (December 31, 2021 – payable of $2,400).

Note 18. Segment Information

The Company is managed based on the primary products it manufactures: pulp and solid wood. Accordingly, the Company's four pulp mills and its 50% interest in the Cariboo pulp mill are aggregated into the pulp segment. The Friesau sawmill, the Torgau facility and the Mercer Mass Timber facility are aggregated into the solid wood segment. Historically the Mercer Mass Timber facility was included in corporate and other, but concurrent with the acquisition of Torgau on September 30, 2022, the Company reorganized its operating and management structure which included having the Mercer Mass Timber facility now being overseen by the same chief operating decision maker as the Friesau sawmill and the Torgau facility. The classification of the Mercer Mass Timber facility within the solid wood segment has been reflected retrospectively. The Company's sandalwood business is included in corporate and other as it does not meet the criteria to be reported as a separate reportable segment.

None of the income or loss items following operating income in the Company’s Consolidated Statements of Operations are allocated to the segments, as those items are reviewed separately by management.

(112)

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share data)

Note 18. Segment Information (continued)

Information about certain segment data for the years ended December 31, 2022, 2021 and 2020, was as follows:

December 31, 2022	Pulp	Solid Wood	Corporate and Other	Consolidated
Revenues from external customers	$1,866,117	$408,458	$6,362	$2,280,937
Operating income (loss)	$340,664	$70,642	$(18,938)	$392,368
Depreciation and amortization	$112,058	$31,170	$925	$144,153
Purchase of property, plant and equipment	$146,635	$31,190	$917	$178,742
Total assets (a)	$1,768,628	$613,171	$343,238	$2,725,037
Revenues by major products
Pulp	$1,686,370	$—	$—	$1,686,370
Lumber	—	288,002	—	288,002
Energy and chemicals	179,747	25,653	6,362	211,762
Manufactured products (b)	—	22,759	—	22,759
Pallets	—	36,063	—	36,063
Biofuels (c)	—	17,691	—	17,691
Wood residuals	—	18,290	—	18,290
Total revenues	$1,866,117	$408,458	$6,362	$2,280,937
Revenues by geographical markets (d)
U.S.	$236,862	$177,917	$1,329	$416,108
Foreign countries
Germany	553,935	142,846	392	697,173
China	495,668	1,774	—	497,442
Other countries	579,652	85,921	4,641	670,214
	1,629,255	230,541	5,033	1,864,829
Total revenues	$1,866,117	$408,458	$6,362	$2,280,937
(a)
Total assets for the pulp segment includes the Company’s $45,635 investment in joint ventures, primarily for the CPP mill. Total assets for the solid wood segment includes $30,937 of goodwill from the acquisition of Torgau.
(b)
Manufactured products primarily includes CLT and finger joint lumber.
(c)
Biofuels includes pellets and briquettes.
(b)
Sales are attributed to countries based on the ship-to location provided by the customer.

(113)

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share data)

Note 18. Segment Information (continued)

December 31, 2021	Pulp	Solid Wood	Corporate and Other	Consolidated
Revenues from external customers	$1,483,093	$313,472	$6,690	$1,803,255
Operating income (loss)	$251,724	$106,092	$(11,233)	$346,583
Depreciation and amortization	$115,293	$15,784	$1,122	$132,199
Purchase of property, plant and equipment	$139,312	$19,379	$749	$159,440
Total assets (a)	$1,882,078	$313,354	$155,800	$2,351,232
Revenues by major products
Pulp	$1,389,439	$—	$—	$1,389,439
Lumber	—	293,166	—	293,166
Energy and chemicals	93,654	11,547	6,690	111,891
Manufactured products (b)	—	2,391	—	2,391
Wood residuals	—	6,368	—	6,368
Total revenues	$1,483,093	$313,472	$6,690	$1,803,255
Revenues by geographical markets (c)
U.S.	$183,198	$159,153	$2,836	$345,187
Foreign countries
Germany	459,725	62,986	—	522,711
China	375,891	1,245	—	377,136
Other countries	464,279	90,088	3,854	558,221
	1,299,895	154,319	3,854	1,458,068
Total revenues	$1,483,093	$313,472	$6,690	$1,803,255
(a)
Total assets for the pulp segment includes the Company’s $49,651 investment in joint ventures, primarily for the CPP mill.
(b)
Manufactured products primarily includes finger joint lumber.
(c)
Sales are attributed to countries based on the ship–to location provided by the customer.

(114)

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share data)

Note 18. Segment Information (continued)

December 31, 2020	Pulp	Solid Wood	Corporate and Other	Consolidated
Revenues from external customers	$1,220,644	$197,649	$4,847	$1,423,140
Operating income (loss)	$37,952	$34,704	$(8,927)	$63,729
Depreciation and amortization	$115,945	$12,212	$764	$128,921
Purchase of property, plant and equipment	$53,734	$23,788	$996	$78,518
Total assets (a)	$1,740,233	$112,267	$276,626	$2,129,126
Revenues by major products
Pulp	$1,130,302	$—	$—	$1,130,302
Lumber	—	180,769	—	180,769
Energy and chemicals	90,342	10,619	4,847	105,808
Wood residuals	—	6,261	—	6,261
Total revenues	$1,220,644	$197,649	$4,847	$1,423,140
Revenues by geographical markets (b)
U.S.	$149,816	$93,802	$1,734	$245,352
Foreign countries
Germany	336,346	50,945	—	387,291
China	364,527	3,037	—	367,564
Other countries	369,955	49,865	3,113	422,933
	1,070,828	103,847	3,113	1,177,788
Total revenues	$1,220,644	$197,649	$4,847	$1,423,140
(a)
Total assets for the pulp segment includes the Company’s $46,429 investment in joint ventures, primarily for the CPP mill.
(b)
Sales are attributed to countries based on the ship-to location provided by the customer.

Revenues between segments are accounted for at prices that approximate fair value. These include revenues from the sale of residual fiber from the solid wood segment to the pulp segment for use in the pulp production process and from the sale of residual fuel from the pulp segment to the solid wood segment for use in energy production. For the year ended December 31, 2022, the pulp segment sold $nil of residual fuel to the solid wood segment (2021 – $336; 2020 – $459) and the solid wood segment sold $34,236 of residual fiber to the pulp segment (2021 – $12,661; 2020 – $12,040).

The Company’s long-lived assets by geographic area based on the location of the assets as of December 31, 2022 and December 31, 2021 were as follows:

	December 31,
	2022	2021
U.S.	$53,291	$51,136
Foreign countries
Germany	844,085	660,745
Canada	428,447	406,985
Australia	15,499	16,765
	1,288,031	1,084,495
	$1,341,322	$1,135,631

In 2022, no single customer accounted for greater than 10% of the Company’s total revenues (2021 – no customer; 2020 – no customer).

(115)

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share data)

Note 19. Financial Instruments and Fair Value Measurement

Due to their short-term maturity, the carrying amounts of cash and cash equivalents, accounts receivable and accounts payable and other, approximates their fair value.

The estimated fair values of the Company’s outstanding debt under the fair value hierarchy as of December 31, 2022 and December 31, 2021 were as follows:

	Fair value measurements as of December 31, 2022 using:
Description	Level 1	Level 2	Level 3	Total
Revolving credit facilities	$—	$141,075	$—	$141,075
Senior notes	—	1,015,633	—	1,015,633
	$—	$1,156,708	$—	$1,156,708

	Fair value measurements as of December 31, 2021 using:
Description	Level 1	Level 2	Level 3	Total
Revolving credit facilities	$—	$22,874	$—	$22,874
Senior notes	—	1,197,449	—	1,197,449
	$—	$1,220,323	$—	$1,220,323

The carrying value of the revolving credit facilities classified as Level 2 approximates the fair value as the variable interest rates reflect current interest rates for financial instruments with similar characteristics and maturities.

The fair value of the senior notes classified as Level 2 was determined using quoted prices in a dealer market, or using recent market transactions. The Company’s senior notes are not carried at fair value on the Consolidated Balance Sheets as of December 31, 2022 and December 31, 2021. However, fair value disclosure is required. The carrying value of the Company’s senior notes, net of note issuance costs is $1,161,672 as of December 31, 2022 (December 31, 2021 – $1,159,097).

Credit Risk

The Company’s credit risk is primarily attributable to cash held in bank accounts and accounts receivable. The Company maintains cash balances in foreign financial institutions in excess of insured limits. The Company limits its credit exposure on cash held in bank accounts by periodically investing cash in excess of short-term operating requirements and debt obligations in low risk government bonds, or similar debt instruments. The Company’s credit risk associated with its sales is managed through setting credit limits, the purchase of credit insurance and for certain customers a letter of credit is received prior to shipping the product. The Company reviews new customers’ credit history before granting credit and conducts regular reviews of existing customers’ credit. Concentrations of credit risk on its sales are with customers and agents based primarily in Germany, China and the U.S.

The Company’s exposure to credit losses may increase if its customers' production and other costs are adversely affected by inflation. Although the Company has historically not experienced significant credit losses, it is possible that there could be a material adverse impact from potential adjustments of the carrying amount of trade receivables if the cash flows of the Company’s customers are adversely impacted by inflation. As of December 31, 2022, the Company has not had significant credit losses.

The carrying amount of cash and cash equivalents as of December 31, 2022 of $354,032 and accounts receivable as of December 31, 2022 of $351,993 recorded in the Consolidated Balance Sheet, net of any allowances for losses, represents the Company’s maximum exposure to credit risk.

(116)

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share data)

Note 20. Lease Commitments

The Company has finance leases primarily for railcars and production equipment. The railcars primarily have a remaining lease term of six to 11 years with annual renewal options thereafter. The production equipment has a weighted average remaining lease term of eight years. The Company has operating leases primarily for land to support the sandalwood tree plantations and for offices. The land leases have remaining terms of two to nine years with options to renew for up to 17 years. The office leases have remaining terms of one to seven years with options to renew up to five years. A majority of the operating leases are subject to annual changes to the Consumer Price Index (“CPI”). Changes to the CPI are treated as variable lease payments and recognized in the period in which the obligation for those payments is incurred. A 100-basis-point increase in CPI would not have a material impact on lease costs.

The components of lease expense for the years ended December 31, 2022, 2021 and 2020 was as follows:

	Year Ended December 31,
	2022	2021	2020
Lease cost:
Operating lease cost	$6,130	$4,086	$3,712
Finance lease cost:
Amortization of right-of-use assets	6,869	7,481	4,963
Interest on lease liabilities	1,429	1,635	1,460
Total lease cost	$14,428	$13,202	$10,135

Supplemental cash flow information related to leases for the years ended December 31, 2022, 2021 and 2020 was as follows:

	Year Ended December 31,
	2022	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow payments for operating leases	$6,130	$4,086	$3,712
Operating cash flow payments for finance leases	$1,429	$1,635	$1,460
Financing cash flow payments for finance leases	$10,003	$7,850	$4,636

Other information related to leases for the years ended December 31, 2022, 2021 and 2020 was as follows:

	Year Ended December 31,
	2022	2021	2020
Weighted average remaining lease term:
Operating leases	5 years	5 years	6 years
Finance leases	9 years	8 years	9 years
Weighted average discount rate:
Operating leases	5%	6%	6%
Finance leases	3%	3%	3%

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

(117)

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share data)

Note 20. Lease Commitments (continued)

Supplemental balance sheet information related to leases as of December 31, 2022 and December 31, 2021 was as follows:

	December 31,
	2022	2021
Operating Leases
Operating lease right-of-use assets	$15,049	$9,712

Other current liabilities	$5,255	$3,192
Operating lease liabilities	9,475	6,574
Total operating lease liabilities	$14,730	$9,766

Finance Leases
Property and equipment, gross	$77,954	$87,719
Accumulated depreciation	(28,290)	(24,850)
Property and equipment, net	$49,664	$62,869

Other current liabilities	$7,368	$8,467
Long-term debt	43,761	55,574
Total finance lease liabilities	$51,129	$64,041

Maturities of operating lease liabilities as of December 31, 2022 were as follows:

Operating Leases
2023	$5,490
2024	3,908
2025	2,162
2026	1,404
2027	1,255
Thereafter	2,312
Total lease payments	16,531
Less: imputed interest	(1,801)
Total lease liability	$14,730

(118)

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share data)

Note 21. Commitments and Contingencies

(a)
In the normal course of business, the Company has entered into purchase obligations primarily for fiber. As of December 31, 2022 these commitments were as follows:

Commitments
2023	$121,553
2024	58,312
2025	33,386
2026	700
2027	480
Thereafter	229
$214,660
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

(119)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

3.1	Articles of Incorporation of Mercer International Inc., as amended. Incorporated by reference from Form 8-A filed March 2, 2006.

3.2	Bylaws of Mercer International Inc. Incorporated by reference from Form 10-K filed February 17, 2022

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

10.1

Revolving Credit Facility Agreement dated January 21, 2022 among Mercer Peace River Pulp Ltd., Mercer Celgar Limited Partnership and Mercer Forestry Services Ltd. et al. and Royal Bank of Canada, as Agent and the other Lenders thereto. Incorporated by reference from Form 10-K filed February 17, 2022.

10.2

Revolving Facility Agreement dated September 15, 2022 among Zellstoff-Und Papierfabrik Rosenthal GmbH, Mercer Timber Products GmbH, Zellstoff Stendal GmbH, Mercer Holz GmbH, Stendal Pulp Holding GmbH, Zellstoff Stendal Transport GmbH Mercer Timber Products Stendal GmbH, Unicredit Bank AG, Commerzbank AG, Berlin Branch, Landesbank Baden-Württemberg and Unicredit Bank AG. Incorporated by reference from Form 8-K filed September 20, 2022.

10.3

Purchase and Sale Agreement, dated July 22, 2022, between Mercer International Inc., Mainsee 1434. VV GmbH and Wood Intermediate S.à r.l. Incorporated by reference to Exhibit 2.1 of the Company’s current report on Form 8-K filed on July 27, 2022.

10.4†	Form of Trustee’s Indemnity Agreement between Mercer International Inc. and its Trustees. Incorporated by reference from Form 10-K filed March 31, 2003.

10.5†	Mercer International Inc. 2022 Stock Incentive Plan. Incorporated by reference from Appendix A to Mercer International Inc.’s definitive proxy statement on Schedule 14A filed April 18, 2022.

10.6†	Employment Agreement dated October 2, 2006 between Stendal Pulp Holding GmbH and Wolfram Ridder. Incorporated by reference from Form 8-K filed October 3, 2006.

10.7†	Employment Agreement between Mercer International Inc. and David Ure dated August 12, 2013. Incorporated by reference from Form 8-K filed on July 20, 2015.

10.8†	Amendment to Employment Agreement between Mercer International Inc. and David Ure, dated July 17, 2015. Incorporated by reference from Form 8-K filed July 20, 2015.

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

10.12†	Employment Agreement between Mercer International Inc. and Juan Carlos Bueno, dated March 11, 2022. Incorporated by reference from Form 8-K filed March 16, 2022.

21.1*	List of Subsidiaries of Registrant.

(120)

23.1*	Consent of PricewaterhouseCoopers LLP.

31.1*	Section 302 Certificate of Chief Executive Officer.

31.2*	Section 302 Certificate of Chief Financial Officer.

32.1*	Section 906 Certificate of Chief Executive Officer.

32.2*	Section 906 Certificate of Chief Financial Officer.

101*

The following financial statements from the Company’s annual report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 16, 2023, formatted in inline Extensible Business Reporting Language (iXBRL): (i) Consolidated Statements of Operations; (ii) Consolidated Statements of Comprehensive Income; (iii) Consolidated Balance Sheets; (iv) Consolidated Statements of Changes in Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to the Consolidated Financial Statements.

104*	The cover page from the Company's Annual Report on Form 10-K for the year ended December 31, 2022, has been formatted in Inline XBRL.

* Filed herewith.

† Denotes management contract or compensatory plan or arrangement.

(121)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERCER INTERNATIONAL INC.

Dated: February 16, 2023	By:	/s/ JIMMY S.H. LEE
Jimmy S.H. Lee
Executive Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ JIMMY S.H. LEE	Date: February 16, 2023
Jimmy S.H. Lee
Executive Chairman and Director

/s/ JUAN CARLOS BUENO	Date: February 16, 2023
Juan Carlos Bueno
Chief Executive Officer, Principal Executive Officer and Director

/s/ DAVID K. URE	Date: February 16, 2023
David K. Ure
Executive Vice President,
Chief Financial Officer, Principal Financial
Officer and Principal Accounting Officer

/s/ WILLIAM D. MCCARTNEY	Date: February 16, 2023
William D. McCartney
Director

/s/ JAMES SHEPHERD	Date: February 16, 2023
James Shepherd
Director

/s/ KEITH PURCHASE	Date: February 16, 2023
Keith Purchase
Director

/s/ ALAN WALLACE	Date: February 16, 2023
Alan Wallace
Director

/s/ LINDA WELTY	Date: February 16, 2023
Linda Welty
Director

/s/ RAINER RETTIG	Date: February 16, 2023
Rainer Rettig
Director

(122)

/s/ ALICE LABERGE	Date: February 16, 2023
Alice Laberge
Director

/s/ JANINE NORTH	Date: February 16, 2023
Janine North
Director

(123)