Form 10-Q
period 2023-03-31
MERCER INTERNATIONAL INC.
filed 2023-05-04
CIK 1333274

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

The Registrant had 66,431,176 shares of common stock outstanding as of May 3, 2023.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MERCER INTERNATIONAL INC.

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2023

(Unaudited)

FORM 10-Q

QUARTERLY REPORT - PAGE 2

MERCER INTERNATIONAL INC.

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands of U.S. dollars, except per share data)

	Three Months Ended March 31,
	2023	2022
Revenues	$522,666	$592,741
Costs and expenses
Cost of sales, excluding depreciation and amortization	461,338	416,095
Cost of sales depreciation and amortization	47,498	32,097
Selling, general and administrative expenses	33,951	22,198
Operating income (loss)	(20,121)	122,351
Other income (expenses)
Interest expense	(19,047)	(17,464)
Other income	3,234	8,246
Total other expenses, net	(15,813)	(9,218)
Income (loss) before income taxes	(35,934)	113,133
Income tax recovery (provision)	5,356	(24,236)
Net income (loss)	$(30,578)	$88,897
Net income (loss) per common share
Basic	$(0.46)	$1.35
Diluted	$(0.46)	$1.34
Dividends declared per common share	$0.0750	$0.0750

INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands of U.S. dollars)

	Three Months Ended March 31,
	2023	2022
Net income (loss)	$(30,578)	$88,897
Other comprehensive income (loss)
Loss related to defined benefit pension plans	(227)	(116)
Income tax recovery	—	62
Loss related to defined benefit pension plans, net of tax	(227)	(54)
Foreign currency translation adjustments	18,650	(10,522)
Other comprehensive income (loss), net of taxes	18,423	(10,576)
Total comprehensive income (loss)	$(12,155)	$78,321

See accompanying Notes to the Interim Consolidated Financial Statements.

FORM 10-Q

QUARTERLY REPORT - PAGE 3

MERCER INTERNATIONAL INC.

INTERIM CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

	March 31,	December 31,
	2023	2022
ASSETS
Current assets
Cash and cash equivalents	$300,560	$354,032
Accounts receivable, net	345,193	351,993
Inventories	531,439	450,470
Prepaid expenses and other	18,651	21,680
Total current assets	1,195,843	1,178,175
Property, plant and equipment, net	1,348,563	1,341,322
Investment in joint ventures	45,466	45,635
Amortizable intangible assets, net	52,369	61,497
Goodwill	34,821	30,937
Operating lease right-of-use assets	15,230	15,049
Pension asset	3,782	4,397
Other long-term assets	44,401	48,025
Total assets	$2,740,475	$2,725,037
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and other	$381,923	$377,306
Pension and other post-retirement benefit obligations	755	755
Total current liabilities	382,678	378,061
Long-term debt	1,378,531	1,346,508
Pension and other post-retirement benefit obligations	11,426	12,178
Operating lease liabilities	9,501	9,475
Other long-term liabilities	14,170	14,072
Deferred income tax	121,296	125,959
Total liabilities	1,917,602	1,886,253
Shareholders’ equity
Common shares $1 par value; 200,000,000 authorized; 66,421,000 issued and outstanding (2022 – 66,167,000)	66,386	66,132
Additional paid-in capital	355,467	354,495
Retained earnings	562,559	598,119
Accumulated other comprehensive loss	(161,539)	(179,962)
Total shareholders’ equity	822,873	838,784
Total liabilities and shareholders’ equity	$2,740,475	$2,725,037

Commitments and contingencies (Note 15)
Subsequent events (Note 9, 16)

See accompanying Notes to the Interim Consolidated Financial Statements.

FORM 10-Q

QUARTERLY REPORT - PAGE 4

MERCER INTERNATIONAL INC.

INTERIM CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(Unaudited)

(In thousands of U.S. dollars)

	Common shares
	Number (thousands of shares)	Amount, at Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Three Months Ended March 31:
Balance as of December 31, 2022	66,167	$66,132	$354,495	$598,119	$(179,962)	$838,784
Shares issued on grants of performance share units	254	254	(254)	—	—	—
Stock compensation expense	—	—	1,226	—	—	1,226
Net loss	—	—	—	(30,578)	—	(30,578)
Dividends declared	—	—	—	(4,982)	—	(4,982)
Other comprehensive income	—	—	—	—	18,423	18,423
Balance as of March 31, 2023	66,421	$66,386	$355,467	$562,559	$(161,539)	$822,873

Balance as of December 31, 2021	66,037	$65,988	$347,902	$370,927	$(90,793)	$694,024
Shares issued on grants of performance share units	95	95	(95)	—	—	—
Stock compensation expense	—	—	949	—	—	949
Net income	—	—	—	88,897	—	88,897
Dividends declared	—	—	—	(4,960)	—	(4,960)
Other comprehensive loss	—	—	—	—	(10,576)	(10,576)
Balance as of March 31, 2022	66,132	$66,083	$348,756	$454,864	$(101,369)	$768,334

See accompanying Notes to the Interim Consolidated Financial Statements.

FORM 10-Q

QUARTERLY REPORT - PAGE 5

MERCER INTERNATIONAL INC.

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands of U.S. dollars)

	Three Months Ended March 31,
	2023	2022
Cash flows from (used in) operating activities
Net income (loss)	$(30,578)	$88,897
Adjustments to reconcile net income (loss) to cash flows from operating activities
Depreciation and amortization	47,591	32,116
Deferred income tax provision (recovery)	(9,944)	8,383
Inventory impairment	15,200	—
Defined benefit pension plans and other post-retirement benefit plan expense	446	438
Stock compensation expense	1,226	949
Foreign exchange transaction losses (gains)	270	(3,828)
Other	(1,149)	(801)
Defined benefit pension plans and other post-retirement benefit plan contributions	(247)	(1,194)
Changes in working capital
Accounts receivable	11,342	(52,127)
Inventories	(86,434)	(1,725)
Accounts payable and accrued expenses	309	(567)
Other	2,318	(1,731)
Net cash from (used in) operating activities	(49,650)	68,810
Cash flows from (used in) investing activities
Purchase of property, plant and equipment	(33,429)	(33,293)
Property insurance proceeds	—	6,410
Purchase of amortizable intangible assets	(16)	(60)
Other	821	153
Net cash from (used in) investing activities	(32,624)	(26,790)
Cash flows from (used in) financing activities
Proceeds from revolving credit facilities, net	30,102	30,504
Payment of debt issuance costs	—	(1,184)
Proceeds from government grants	—	1,067
Payment of finance lease obligations	(1,889)	(4,935)
Other	(114)	(843)
Net cash from (used in) financing activities	28,099	24,609
Effect of exchange rate changes on cash and cash equivalents	703	(1,534)
Net increase (decrease) in cash and cash equivalents	(53,472)	65,095
Cash and cash equivalents, beginning of period	354,032	345,610
Cash and cash equivalents, end of period	$300,560	$410,705

Supplemental cash flow disclosure:
Cash paid for interest	$33,240	$32,073
Cash paid for income taxes	$1,773	$18,900

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

The Interim Consolidated Financial Statements have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission (the "SEC"). The consolidated balance sheet information as of December 31, 2022 was derived from the Company’s audited Consolidated Financial Statements, but does not contain all of the footnote disclosures from the annual Consolidated Financial Statements. The footnote disclosure included herein has been prepared in accordance with accounting principles generally accepted for interim financial statements in the United States ("GAAP"). The unaudited Interim Consolidated Financial Statements should be read together with the audited Consolidated Financial Statements and accompanying notes included in the Company's latest Annual Report on Form 10‑K for the fiscal year ended December 31, 2022. In the opinion of the Company, the unaudited Interim Consolidated Financial Statements contained herein have been prepared on a consistent basis with the audited Consolidated Financial Statements and accompanying notes included in the Company's latest Annual Report on Form 10‑K for the fiscal year ended December 31, 2022 and contain all adjustments necessary for a fair statement of the results of the interim periods included. The results for the periods included herein may not be indicative of the results for the entire year.

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

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Note 2. Torgau Acquisition (continued)

The following table summarizes the Company’s preliminary allocation of the purchase price to the estimated fair value of the assets acquired and liabilities assumed on the acquisition date:

Purchase Price Allocation
Cash	$6,592
Accounts receivable	13,202
Inventories	50,900
Other current assets	2,548
Property, plant and equipment	205,450
Amortizable intangible assets (a)	25,141
Goodwill (b)	31,213
Other long-term assets	3,934
Total assets acquired	338,980
Accounts payable and other current liabilities	(43,905)
Deferred income tax	(29,390)
Other long-term liabilities	(2,489)
Total liabilities assumed	(75,784)
Net assets acquired	$263,196

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

The purchase price allocation was based on a preliminary valuation and may be revised as a result of additional information obtained regarding the assets acquired and liabilities assumed, and revisions of provisional estimates of fair value, including, but not limited to, the completion of valuations related to property, plant, and equipment and the identification of intangible assets. During the three month period ended March 31, 2023, immaterial adjustments were made to the purchase price allocation to reflect the most current calculation of the deferred tax liabilities. The purchase price will be finalized during the 12-month measurement period following the acquisition date.

Note 3. Business Interruption Insurance

In July 2022, a fire occurred in the woodyard of the Stendal mill. In September 2022, the Company received written confirmation from the insurance provider that the business interruption insurance claim related to the fire is covered. In the three months ended March 31, 2023, the insurance provider paid a nonrefundable business interruption insurance payment of €7.0 million ($7,511). The business interruption insurance proceeds have been recorded in “Cost of sales, excluding depreciation and amortization” in the Interim Consolidated Statements of Operations.

Note 4. Inventories

Inventories as of March 31, 2023 and December 31, 2022, were comprised of the following:

	March 31,	December 31,
	2023	2022
Raw materials	$183,246	$160,442
Finished goods	205,890	158,082
Spare parts and other	142,303	131,946
	$531,439	$450,470

FORM 10-Q

QUARTERLY REPORT - PAGE 8

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Note 4. Inventories (continued)

For the three month period ended March 31, 2023, primarily as a result of low hardwood pulp prices and high production and logistics costs for the Peace River mill, the Company recorded an inventory impairment charge of $15,200 (2022 – $nil) in "Cost of sales, excluding depreciation and amortization" in the Interim Consolidated Statements of Operations. As of March 31, 2023, $8,300 of the write-down was recorded against raw materials inventory and $6,900 was recorded against finished goods inventory. As of December 31, 2022, there were no inventory write-downs.

Note 5. Accounts Payable and Other

Accounts payable and other as of March 31, 2023 and December 31, 2022, was comprised of the following:

	March 31,	December 31,
	2023	2022
Trade payables	$95,331	$92,848
Accrued expenses	100,521	96,979
Interest payable	11,389	26,756
Income tax payable	104,894	99,827
Payroll-related accruals	33,739	34,353
Deposits for mass timber sales contracts	10,577	—
Wastewater fee (a)	9,334	8,614
Finance lease liability	7,396	7,368
Operating lease liability	5,428	5,255
Other	3,314	5,306
	$381,923	$377,306

(a)
The Company is required to pay certain fees based on wastewater emissions at its German mills. Accrued fees can be reduced upon the mills’ demonstration of reduced wastewater emissions.

Note 6. Debt

Debt as of March 31, 2023 and December 31, 2022, was comprised of the following:

		March 31,	December 31,
	Maturity	2023	2022
Senior notes (a)
5.500% senior notes	2026	$300,000	$300,000
5.125% senior notes	2029	875,000	875,000

Credit arrangements
€300 million German joint revolving credit facility (b)	2027	127,237	109,326
C$160 million Canadian joint revolving credit facility (c)	2027	46,183	31,749
€2.6 million demand loan (d)		—	—

Finance lease liability		50,191	51,129
		1,398,611	1,367,204
Less: unamortized senior note issuance costs		(12,684)	(13,328)
Less: finance lease liability due within one year		(7,396)	(7,368)
		$1,378,531	$1,346,508

FORM 10-Q

QUARTERLY REPORT - PAGE 9

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Note 6. Debt (continued)

The maturities of the principal portion of the senior notes and credit arrangements as of March 31, 2023 were as follows:

Senior Notes and Credit Arrangements
2023	$—
2024	—
2025	—
2026	300,000
2027	173,420
Thereafter	875,000
$1,348,420

Certain of the Company's debt instruments were issued under agreements which, among other things, may limit its ability and the ability of its subsidiaries to make certain payments, including dividends. These limitations are subject to specific exceptions. As of March 31, 2023, the Company was in compliance with the terms of its debt agreements.

(a)
The senior notes which mature on February 1, 2029 (the "2029 Senior Notes") and the senior notes which mature on January 15, 2026 (the “2026 Senior Notes” and collectively with the 2029 Senior Notes, the “Senior Notes”) are general unsecured senior obligations of the Company. The Company may redeem all or a part of the Senior Notes upon not less than 10 days’ or more than 60 days’ notice at the redemption price plus accrued and unpaid interest to (but not including) the applicable redemption date. The 2026 Senior Notes redemption price is 100.000% of the principal amount. The following table presents the redemption prices (expressed as percentages of principal amount) and the redemption periods of the 2029 Senior Notes:

2029 Senior Notes
12 Month Period Beginning	Percentage
February 1, 2024	102.563%
February 1, 2025	101.281%
February 1, 2026 and thereafter	100.000%

(b)
A €300.0 million joint revolving credit facility for the German mills that matures in September 2027. Borrowings under the facility are unsecured and bear interest at Euribor plus a variable margin ranging from 1.30% to 2.25% dependent on conditions including but not limited to a prescribed leverage ratio. The facility is sustainability linked whereby the interest rate margin is subject to upward or downward adjustments of up to 0.05% per annum if the Company achieves, or fails to achieve, certain specified sustainability targets. As of March 31, 2023, approximately €117.0 million ($127,237) of this facility was drawn and accruing interest at a rate of 3.741%, approximately €13.5 million ($14,694) was supporting bank guarantees and approximately €169.5 million ($184,318) was available.
(c)
A C$160.0 million joint revolving credit facility for the Celgar mill, Peace River mill and certain other Canadian subsidiaries that matures in January 2027. The facility is available by way of: (i) Canadian denominated advances, which bear interest at a designated prime rate per annum; (ii) banker’s acceptance equivalent loans, which bear interest at the applicable Canadian dollar banker’s acceptance plus 1.20% to 1.45% per annum; (iii) dollar denominated base rate advances at the greater of the federal funds rate plus 0.50%, an Adjusted Term SOFR for a one month tenor plus 1.00% and the bank’s applicable reference rate for U.S. dollar loans; and (iv) dollar SOFR advances, which bear interest at Adjusted Term SOFR plus 1.20% to 1.45% per annum. As of March 31, 2023, approximately C$62.5 million ($46,183) of this facility was drawn and accruing interest at a rate of 6.147%, approximately C$1.3 million ($971) was supporting letters of credit and approximately C$96.2 million ($71,075) was available.

FORM 10-Q

QUARTERLY REPORT - PAGE 10

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Note 6. Debt (continued)

(d)
A €2.6 million demand loan for Rosenthal that does not have a maturity date. Borrowings under this facility are unsecured and bear interest at the rate of the three-month Euribor plus 2.50%. As of March 31, 2023, approximately €2.6 million ($2,775) of this facility was supporting bank guarantees and approximately $nil was available.

Note 7. Pension and Other Post-Retirement Benefit Obligations

Defined Benefit Plans

Pension benefits are based on employees' earnings and years of service. The defined benefit plans are funded by contributions from the Company based on actuarial estimates and statutory requirements. The components of the net benefit costs for the Celgar and Peace River defined benefit plans, in aggregate for the three month periods ended March 31, 2023 and 2022 were as follows:

	Three Months Ended March 31,
	2023		2022
	Pension	Other Post- Retirement Benefits	Pension	Other Post- Retirement Benefits
Service cost	$598	$29	$913	$49
Interest cost	1,166	123	965	105
Expected return on plan assets	(1,357)	—	(1,478)	—
Amortization of unrecognized items	128	(241)	62	(178)
Net benefit costs (gains)	$535	$(89)	$462	$(24)

The components of the net benefit costs other than service cost are recorded in "Other income" in the Interim Consolidated Statements of Operations. The amortization of unrecognized items relates to actuarial losses (gains) and prior service costs.

Defined Contribution Plan

Effective December 31, 2008, the defined benefit plans at the Celgar mill were closed to new members and the service accrual ceased. Effective January 1, 2009, the members began to receive pension benefits, at a fixed contractual rate, under a new defined contribution plan. During the three month period ended March 31, 2023, the Company made contributions of $252 to this plan (2022 – $266).

Multiemployer Plan

The Company participates in a multiemployer plan for the hourly-paid employees at the Celgar mill. The contributions to the plan are determined based on a percentage of pensionable earnings pursuant to a collective bargaining agreement. The Company has no current or future contribution obligations in excess of the contractual contributions. During the three month period ended March 31, 2023, the Company made contributions of $523 to this plan (2022 – $558).

FORM 10-Q

QUARTERLY REPORT - PAGE 11

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Note 8. Income Taxes

Differences between the U.S. Federal statutory and the Company's effective tax rates for the three month periods ended March 31, 2023 and 2022, were as follows:

	Three Months Ended March 31,
	2023	2022
U.S. Federal statutory rate	21%	21%
Income tax recovery (provision) using U.S. Federal statutory rate on income (loss) before income taxes	$7,546	$(23,760)
Tax differential on foreign income (loss)	1,318	(9,779)
Effect of foreign earnings (a)	(525)	(996)
Valuation allowance (b)	(4,563)	6,189
Foreign exchange on settlement of debt	—	3,101
Tax benefit of partnership structure	783	783
Non-taxable foreign subsidies	694	698
True-up of prior year taxes	4,886	1,662
Annual effective tax rate adjustment	(9,000)	—
Other, net	4,217	(2,134)
Income tax recovery (provision)	$5,356	$(24,236)
Comprised of:
Current income tax provision	$(4,588)	$(15,853)
Deferred income tax recovery (provision)	9,944	(8,383)
Income tax recovery (provision)	$5,356	$(24,236)

(a)
Primarily relates to the impact of the global intangible low-taxed income provision in the Tax Cuts and Jobs Act of 2017.
(b)
Primarily relates to taxable losses and denied interest expense.

Note 9. Shareholders' Equity

Dividends

On February 16, 2023, the Company's board of directors declared a quarterly dividend of $0.075 per common share. Payment of the dividend was made on April 5, 2023 to all shareholders of record on March 29, 2023.

On May 4, 2023, the Company's board of directors declared a quarterly dividend of $0.075 per common share. Payment of the dividend will be made on July 6, 2023 to all shareholders of record on June 28, 2023. Future dividends are subject to approval by the board of directors and may be adjusted as business and industry conditions warrant.

Stock Based Compensation

The Company has a stock incentive plan which provides for stock options, restricted stock units (“RSUs”), deferred stock units (“DSUs”), restricted shares, performance shares, performance share units (“PSUs”), and stock appreciation rights to be awarded to employees, consultants and non-employee directors. During the three month period ended March 31, 2023, there were no issued and outstanding stock options, performance shares or stock appreciation rights. As of March 31, 2023, after factoring in all allocated shares, there remain approximately 2.2 million common shares available for grant.

FORM 10-Q

QUARTERLY REPORT - PAGE 12

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Note 9. Shareholders' Equity (continued)

During the three month period ended March 31, 2023, there were no changes to the outstanding restricted shares, RSUs and DSUs.

The following table summarizes PSU activity during the period:

Number of PSUs
Outstanding as of January 1, 2023	3,484,154
Granted	1,477,642
Vested and issued	(253,508)
Forfeited	(864,736)
Outstanding as of March 31, 2023	3,843,552

Note 10. Net Income (Loss) Per Common Share

The reconciliation of basic and diluted net income (loss) per common share for the three month periods ended March 31, 2023 and 2022 was as follows:

	Three Months Ended March 31,
	2023	2022
Net income (loss)
Basic and diluted	$(30,578)	$88,897

Net income (loss) per common share
Basic	$(0.46)	$1.35
Diluted	$(0.46)	$1.34

Weighted average number of common shares outstanding:
Basic (a)	66,259,216	66,034,772
Effect of dilutive instruments:
PSUs	—	357,712
Restricted shares	—	32,663
Diluted	66,259,216	66,425,147

(a)
For the three month period ended March 31, 2023, the weighted average number of common shares outstanding excludes 34,699 restricted shares which have been granted, but have not vested as of March 31, 2023 (2022 – 49,195 restricted shares).

The calculation of diluted net income (loss) per common share does not assume the exercise of any instruments that would have an anti-dilutive effect on net income (loss) per common share. Instruments excluded from the calculation of net income (loss) per common share because they were anti-dilutive for the three month periods ended March 31, 2023 and 2022 were as follows:

	Three Months Ended March 31,
	2023	2022
PSUs	3,843,552	—
Restricted shares	34,699	—
RSUs	50,000	—
DSUs	11,554	—

FORM 10-Q

QUARTERLY REPORT - PAGE 13

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Note 11. Accumulated Other Comprehensive Loss

The change in the accumulated other comprehensive loss by component (net of tax) for the three month periods ended March 31, 2023 and 2022 was as follows:

	Foreign Currency Translation Adjustments	Defined Benefit Pension and Other Post-Retirement Benefit Items	Total
Three months Ended March 31:
Balance as of December 31, 2022	$(195,085)	$15,123	$(179,962)
Other comprehensive income (loss) before reclassifications	18,650	(114)	18,536
Amounts reclassified	—	(113)	(113)
Other comprehensive income (loss)	18,650	(227)	18,423
Balance as of March 31, 2023	$(176,435)	$14,896	$(161,539)

Balance as of December 31, 2021	$(97,517)	$6,724	$(90,793)
Other comprehensive income (loss) before reclassifications	(10,522)	62	(10,460)
Amounts reclassified	—	(116)	(116)
Other comprehensive loss	(10,522)	(54)	(10,576)
Balance as of March 31, 2022	$(108,039)	$6,670	$(101,369)

Note 12. Related Party Transactions

The Company enters into related party transactions with its joint ventures. For the three month periods ended March 31, 2023, pulp purchases from the Company's 50% owned Cariboo mill, which are transacted at the Cariboo mill's cost, were $26,797 (2022 – $20,651) and as of March 31, 2023, the Company had a payable balance to the Cariboo mill of $5,936 (December 31, 2022 – payable of $4,409). For the three month period ended March 31, 2023, services from the Company's 50% owned logging and chipping operation, which are transacted at arm's length negotiated prices, were $4,016 (2022 – $4,660) and as of March 31, 2023, the Company had a payable balance to the operation of $2 (December 31, 2022 – receivable of $522).

Note 13. Segment Information

The Company is managed based on the primary products it manufactures: pulp and solid wood. Accordingly, the Company's four pulp mills and its 50% interest in the Cariboo pulp mill are aggregated into the pulp segment. The Friesau sawmill, the Torgau facility and the Mercer Mass Timber facility are aggregated into the solid wood segment. Historically the Mercer Mass Timber facility was included in corporate and other, but concurrent with the acquisition of Torgau on September 30, 2022, the Company reorganized its operating and management structure which included having the Mercer Mass Timber facility now being overseen by the same chief operating decision maker as the Friesau sawmill and Torgau facility. The classification of the Mercer Mass Timber facility within the solid wood segment has been reflected retrospectively. The Company's sandalwood business is included in corporate and other as it does not meet the criteria to be reported as separate reportable segment.

None of the income or loss items following operating income (loss) in the Company's Interim Consolidated Statements of Operations are allocated to the segments, as those items are reviewed separately by management.

FORM 10-Q

QUARTERLY REPORT - PAGE 14

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Note 13. Segment Information (continued)

Information about certain segment data for the three month periods ended March 31, 2023 and 2022, was as follows:

Three Months Ended March 31, 2023	Pulp	Solid Wood	Corporate and Other	Consolidated
Revenues from external customers	$400,401	$121,014	$1,251	$522,666
Operating income (loss)	$12,771	$(27,069)	$(5,823)	$(20,121)
Depreciation and amortization	$27,399	$19,898	$294	$47,591
Total assets (a)	$1,797,961	$628,469	$314,045	$2,740,475
Revenues by major products
Pulp	$369,656	$—	$—	$369,656
Lumber	—	60,039	—	60,039
Energy and chemicals	30,745	5,695	1,251	37,691
Manufactured products (b)	—	5,804	—	5,804
Pallets	—	36,175	—	36,175
Biofuels (c)	—	8,135	—	8,135
Wood residuals	—	5,166	—	5,166
Total revenues	$400,401	$121,014	$1,251	$522,666
Revenues by geographical markets (d)
U.S.	$43,555	$35,056	$282	$78,893
Foreign countries
Germany	102,993	65,608	218	168,819
China	107,122	1,214	—	108,336
Other countries	146,731	19,136	751	166,618
	356,846	85,958	969	443,773
Total revenues	$400,401	$121,014	$1,251	$522,666
(a)
Total assets for the pulp segment includes the Company's $45,466 investment in joint ventures, primarily for the Cariboo mill. Total assets for the solid wood segment includes $34,821 of goodwill from the acquisition of Torgau.
(b)
Manufactured products primarily includes cross-laminated timber and finger joint lumber.
(c)
Biofuels includes pellets and briquettes.
(d)
Sales are attributed to countries based on the ship-to location provided by the customer.

FORM 10-Q

QUARTERLY REPORT - PAGE 15

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Note 13. Segment Information (continued)

Three Months Ended March 31, 2022	Pulp	Solid Wood	Corporate and Other	Consolidated
Revenues from external customers	$485,931	$104,797	$2,013	$592,741
Operating income (loss)	$86,236	$38,301	$(2,186)	$122,351
Depreciation and amortization	$27,684	$4,194	$238	$32,116
Revenues by major products
Pulp	$446,911	$—	$—	$446,911
Lumber	—	92,366	—	92,366
Energy and chemicals	39,020	5,177	2,013	46,210
Manufactured products (a)	—	3,764	—	3,764
Wood residuals	—	3,490	—	3,490
Total revenues	$485,931	$104,797	$2,013	$592,741
Revenues by geographical markets (b)
U.S.	$48,162	$57,864	$228	$106,254
Foreign countries
Germany	140,054	21,708	—	161,762
China	145,998	182	—	146,180
Other countries	151,717	25,043	1,785	178,545
	437,769	46,933	1,785	486,487
Total revenues	$485,931	$104,797	$2,013	$592,741

(a)
Manufactured products primarily includes finger joint lumber.
(b)
Sales are attributed to countries based on the ship-to location provided by the customer.

As of December 31, 2022, the Company had total assets of $1,768,628 in the pulp segment, $613,171 in the solid wood segment and $343,238 in corporate and other. Total assets for the pulp segment includes the Company's $45,635 investment in joint ventures, primarily for the Cariboo mill. Total assets for the solid wood segment includes $30,937 of goodwill from the acquisition of Torgau.

Revenues between segments are accounted for at prices that approximate fair value. These include revenues from the sale of residual fiber from the solid wood segment to the pulp segment for use in pulp production and from the sale of residual fuel from the pulp segment to the solid wood segment for use in energy production. For the three month period ended March 31, 2023, the pulp segment sold $374 of residual fuel to the solid wood segment (2022 – $nil) and the solid wood segment sold $11,155 of residual fiber to the pulp segment (2022 – $6,851).

FORM 10-Q

QUARTERLY REPORT - PAGE 16

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Note 14. Financial Instruments and Fair Value Measurement

Due to their short-term maturity, the carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable and other approximates their fair value. The estimated fair values of the Company's outstanding debt under the fair value hierarchy as of March 31, 2023 and December 31, 2022 were as follows:

	Fair value measurements as of March 31, 2023 using:
Description	Level 1	Level 2	Level 3	Total
Revolving credit facilities	$—	$173,420	$—	$173,420
Senior Notes	—	1,041,527	—	1,041,527
	$—	$1,214,947	$—	$1,214,947

	Fair value measurements as of December 31, 2022 using:
Description	Level 1	Level 2	Level 3	Total
Revolving credit facilities	$—	$141,075	$—	$141,075
Senior Notes	—	1,015,633	—	1,015,633
	$—	$1,156,708	$—	$1,156,708

The carrying value of the revolving credit facilities classified as Level 2 approximates the fair value as the variable interest rates reflect current interest rates for financial instruments with similar characteristics and maturities.

The fair value of the Senior Notes classified as Level 2 was determined using quoted prices in a dealer market, or using recent market transactions. The Company's Senior Notes are not carried at fair value in the Interim Consolidated Balance Sheets as of March 31, 2023 or December 31, 2022. However, fair value disclosure is required. The carrying value of the Company's Senior Notes, net of unamortized note issuance costs, was $1,162,316 as of March 31, 2023 (December 31, 2022 – $1,161,672).

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

The Company’s exposure to credit losses may increase if its customers' production and other costs are adversely affected by inflation. Although the Company has historically not experienced significant credit losses, it is possible that there could be a material adverse impact from potential adjustments of the carrying amount of trade receivables if the cash flows of the Company’s customers are adversely impacted by inflation. As of March 31, 2023, the Company has not had significant credit losses.

As of March 31, 2023, the carrying amount of cash and cash equivalents of $300,560 and accounts receivable of $345,193 recorded in the Interim Consolidated Balance Sheet, net of any allowances for losses, represent the Company’s maximum exposure to credit risk.

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

Note 16. Subsequent Event

In April 2023, the Company entered into an agreement to be the "stalking horse bidder" to acquire substantially all of the assets of an engineered wood group of companies with operations in the United States and Canada in bankruptcy for $60,000.

FORM 10-Q

QUARTERLY REPORT - PAGE 18

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

Operating EBITDA is defined as operating income (loss) plus depreciation and amortization and non-recurring capital asset impairment charges. We use Operating EBITDA as a benchmark measurement of our own operating results and as a benchmark relative to our competitors. We consider it to be a meaningful supplement to operating income (loss) as a performance measure primarily because depreciation expense and non-recurring capital asset impairment charges are not actual cash costs, and depreciation expense varies widely from company to company in a manner that we consider largely independent of the underlying cost efficiency of our operating facilities. In addition, we believe Operating EBITDA is commonly used by securities analysts, investors and other interested parties to evaluate our financial performance.

Operating EBITDA does not reflect the impact of a number of items that affect our net income (loss), including financing costs and the effect of derivative instruments. Operating EBITDA is not a measure of financial performance under GAAP, and should not be considered as an alternative to net income (loss) or operating income (loss) as a measure of performance, or as an alternative to net cash from (used in) operating activities as a measure of liquidity. Operating EBITDA is an internal measure and therefore may not be comparable to other companies.

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

QUARTERLY REPORT - PAGE 19

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this document: (i) unless the context otherwise requires, references to “we”, “our”, “us”, the “Company” or “Mercer” mean Mercer International Inc. and its subsidiaries; (ii) references to “Mercer Inc.” mean the Company excluding its subsidiaries; (iii) information is provided as of March 31, 2023, unless otherwise stated; (iv) our reporting currency is dollars and references to “€” mean euros and “C$” mean Canadian dollars; (v) “ADMTs” refers to air-dried metric tonnes; (vi) “m3” means cubic meters; (vii) “NBSK” refers to northern bleached softwood kraft; (viii) “NBHK” refers to northern bleached hardwood kraft; (ix) “MW” refers to megawatts and “MWh” refers to megawatt hours; (x) “Mfbm” refers to thousand board feet of lumber and “MMfbm” mean million board feet of lumber; and (xi) our lumber metrics are converted from cubic meters to Mfbm using a conversion ratio of 1.6 cubic meters to one Mfbm, which is the ratio commonly used in the industry.

Due to rounding, numbers presented throughout this report may not add up precisely to totals we provide and percentages may not precisely reflect the absolute figure.

The following discussion and analysis of our results of operations and financial condition for the three months ended March 31, 2023 should be read in conjunction with our Interim Consolidated Financial Statements and related notes included in this quarterly report, as well as our most recent annual report on Form 10-K for the fiscal year ended December 31, 2022 filed with the Securities and Exchange Commission, referred to as the “SEC”.

Results of Operations

General

We have two reportable operating segments:

•
Pulp – consists of the manufacture, sale and distribution of pulp, electricity and chemicals at our pulp mills.
•
Solid Wood – consists of the manufacture, sale and distribution of lumber, manufactured products (including cross-laminated timber, referred to as “CLT”, and finger joint lumber), wood pallets, electricity, biofuels and wood residuals at our sawmills and other facilities in Germany and our Mercer Mass Timber facility in the United States.

Each segment offers primarily different products and requires different manufacturing processes, technology and sales and marketing.

Historically, we included our Mercer Mass Timber facility in our corporate and other segment. However, with our acquisition of the Torgau facility on September 30, 2022, we now include the Mercer Mass Timber facility within our solid wood segment, which has been reflected retroactively.

Current Market Environment

In the first quarter of 2023, our pulp, lumber and pallet sales realizations decreased in all of our key markets when compared to the fourth quarter of 2022 due to economic uncertainty resulting from high interest and inflation rates.

As we move into the second quarter, we currently expect downward price pressure on pulp as a result of lower demand from our customers due to inflationary pressures negatively impacting paper demand. For NBHK pulp we also currently expect additional downward pricing pressure from additional supply coming online.

As of March 31, 2023, third party industry quoted NBSK list prices in Europe and North America were approximately $1,350 per ADMT and $1,650 per ADMT, respectively and NBSK net prices in China were approximately $865 per ADMT. Prices for China are net of discounts, allowances and rebates.

FORM 10-Q

QUARTERLY REPORT - PAGE 20

In our solid wood segment, we currently expect lumber prices to modestly increase in the second quarter due to the start of the residential construction season and we expect pallet prices to decrease as a result of continued uncertain economic conditions.

Our energy revenues also decreased in the first quarter of 2023 compared to the fourth quarter of 2022 due to lower energy prices in Germany as warm weather and strong natural gas storage levels took significant pressure off the market electricity price.

Fiber costs continued to increase for our Canadian mills in the first quarter of 2023 compared to the fourth quarter of 2022 due to reduced wood chip availability as a result of sawmill curtailments. For our German mills per unit fiber costs stabilized during the first quarter. For the second quarter of 2023, we currently expect lower per unit fiber costs for our pulp mills caused by increased wood chip availability as a result of stronger sawmill production and realizing the early benefits from using the Peace River wood room which was completed in the first quarter of 2023. In our solid wood segment, we currently expect stable per unit fiber costs.

At the end of the first quarter of 2023, our inventories increased to a high level of $531.4 million. The increase reflected, among other things, a build up of fiber in front of the recently upgraded wood room at our Peace River pulp mill and overall market conditions. We expect inventory levels to normalize in the second and coming quarters of 2023.

FORM 10-Q

QUARTERLY REPORT - PAGE 21

Summary Financial Highlights

	Three Months Ended March 31,
	2023	2022
	(in thousands, other than per share amounts)
Statement of Operations Data
Pulp segment revenues	$400,401	$485,931
Solid wood segment revenues	121,014	104,797
Corporate and other revenues	1,251	2,013
Total revenues	$522,666	$592,741

Pulp segment operating income	$12,771	$86,236
Solid wood segment operating income (loss)	(27,069)	38,301
Corporate and other operating loss	(5,823)	(2,186)
Total operating income (loss)	$(20,121)	$122,351

Pulp segment depreciation and amortization	$27,399	$27,684
Solid wood segment depreciation and amortization	19,898	4,194
Corporate and other depreciation and amortization	294	238
Total depreciation and amortization	$47,591	$32,116

Operating EBITDA(1)	$27,470	$154,467
Income tax recovery (provision)	$5,356	$(24,236)
Net income (loss)	$(30,578)	$88,897
Net income (loss) per common share
Basic	$(0.46)	$1.35
Diluted	$(0.46)	$1.34
Common shares outstanding at period end	66,421	66,132

(1)
The following table provides a reconciliation of net income (loss) to operating income (loss) and Operating EBITDA for the periods indicated:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Net income (loss)	$(30,578)	$88,897
Income tax provision (recovery)	(5,356)	24,236
Interest expense	19,047	17,464
Other income	(3,234)	(8,246)
Operating income (loss)	(20,121)	122,351
Add: Depreciation and amortization	47,591	32,116
Operating EBITDA	$27,470	$154,467

FORM 10-Q

QUARTERLY REPORT - PAGE 22

Selected Production, Sales and Other Data

	Three Months Ended March 31,
	2023		2022
Pulp Segment
Pulp production ('000 ADMTs)
NBSK	430.0		435.5
NBHK	72.3		56.8
Annual maintenance downtime ('000 ADMTs)	13.5		—
Annual maintenance downtime (days)	10		—
Pulp sales ('000 ADMTs)
NBSK	378.6		505.1
NBHK	57.4		49.9
Average NBSK pulp prices ($/ADMT)(1)
Europe	1,377		1,330
China	891		899
North America	1,675		1,527
Average NBHK pulp prices ($/ADMT)(1)
China	710		668
North America	1,523		1,312
Average pulp sales realizations ($/ADMT)(2)
NBSK	849		812
NBHK	809		695
Energy production ('000 MWh)(3)	534.6		531.5
Energy sales ('000 MWh)(3)	196.9		194.7
Average energy sales realizations ($/MWh)(3)	122	(4)	186
Solid Wood Segment
Lumber
Production (MMfbm)	134.0		115.6
Sales (MMfbm)	139.9		109.9
Average sales realizations ($/Mfbm)	429		840
Energy
Production and sales ('000 MWh)	40.5		24.5
Average sales realizations ($/MWh)	141	(4)	211
Manufactured products(5)
Production ('000 m3)	0.8		5.5
Sales ('000 m3)	4.3		5.6
Average sales realizations ($/m3)	666		671
Pallets
Production ('000 units)	2,880.2		—
Sales ('000 units)	2,942.4		—
Average sales realizations ($/unit)	12		—
Biofuels(6)
Production ('000 tonnes)	32.6		—
Sales ('000 tonnes)	25.8		—
Average realizations ($/tonne)	315		—
Average Spot Currency Exchange Rates
$ / €(7)	1.0730		1.1216
$ / C$(7)	0.7393		0.7897

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
(4)
Energy sales realizations are net of the German energy windfall tax of $1.1 million for the pulp segment and $nil for the solid wood segment.
(5)
Manufactured products primarily includes finger joint lumber and CLT.
(6)
Biofuels includes pellets and briquettes.
(7)
Average Federal Reserve Bank of New York Noon Buying Rates over the reporting period.

FORM 10-Q

QUARTERLY REPORT - PAGE 23

Consolidated – Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022

Total revenues in the first quarter of 2023 decreased by approximately 12% to $522.7 million from $592.7 million in the same quarter of 2022 primarily due to lower pulp sales volumes and lower lumber and energy sales realizations partially offset by the inclusion of Torgau and higher lumber sales volumes and pulp sales realizations.

Costs and expenses in the first quarter of 2023 increased by approximately 15% to $542.8 million from $470.4 million in the first quarter of 2022 primarily due to higher fiber and chemical costs, the inclusion of Torgau and a non-cash inventory impairment of $15.2 million substantially related to hardwood inventory at the Peace River mill due to lower NBHK pulp prices and high production and logistics costs. These increases were partially offset by lower pulp sales volumes, the positive impact of a stronger dollar on our Canadian dollar and euro denominated costs and expenses and the receipt of €7.0 million ($7.5 million) in insurance proceeds in the current quarter relating to the July 2022 fire at our Stendal mill.

In the first quarter of 2023, cost of sales depreciation and amortization increased by approximately 48% to $47.5 million from $32.1 million in the same quarter of 2022 due to the inclusion of Torgau.

Selling, general and administrative expenses increased by approximately 53% to $34.0 million in the first quarter of 2023 from $22.2 million in the same quarter of 2022 primarily because of the inclusion of Torgau.

In the first quarter of 2023, operating loss was $20.1 million from operating income of $122.4 million in the same quarter of 2022 primarily due to higher per unit fiber and chemical costs, lower lumber and energy sales realizations, lower pulp sales volumes and the non-cash impairment substantially related to hardwood inventory partially offset by higher pulp sales realizations and the positive impact of a stronger dollar.

Interest expense in the first quarter of 2023 increased to $19.0 million from $17.5 million in the same quarter of 2022 due to borrowings on our German revolving credit facility and higher interest rates.

In the first quarter of 2023, other income was $3.2 million compared to $8.2 million in the same quarter of 2022. Other income in the first quarter of 2023 is primarily due to interest earned on cash and in the first quarter of 2022 other income is primarily as a result of foreign exchange gains on dollar denominated cash held at our operations, as the dollar strengthened in the quarter.

During the first quarter of 2023, we had an income tax recovery of $5.4 million or an effective tax rate of 15% due to not recognizing a tax recovery for certain entities with a net loss before tax and in the comparative quarter of 2022, we had an income tax provision of $24.2 million or an effective tax rate of 21%.

For the first quarter of 2023, net loss was $30.6 million, or $0.46 per share, compared to net income of $88.9 million, or $1.35 per basic share and $1.34 per diluted share in the same quarter of the prior year.

In the first quarter of 2023, Operating EBITDA decreased to $27.5 million from $154.5 million in the same quarter of 2022 primarily due to higher per unit fiber and chemical costs, lower lumber and energy sales realizations, lower pulp sales volumes and the non-cash impairment substantially related to hardwood inventory partially offset by higher pulp sales realizations and the positive impact of a stronger dollar.

Operating Results by Business Segment

None of the income or loss items following operating income (loss) in our Interim Consolidated Statements of Operations are allocated to our segments, since those items are reviewed separately by management.

FORM 10-Q

QUARTERLY REPORT - PAGE 24

Pulp Segment – Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022

Selected Financial Information

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Pulp revenues	$369,656	$446,911
Energy and chemical revenues	$30,745	$39,020
Depreciation and amortization	$27,399	$27,684
Operating income	$12,771	$86,236

Pulp revenues in the first quarter of 2023 decreased by approximately 17% to $369.7 million from $446.9 million in the same quarter of 2022 due to lower sales volumes partially offset by higher sales realizations.

Energy and chemical revenues decreased by approximately 21% to $30.7 million in the first quarter of 2023 from $39.0 million in the same quarter of 2022 as a result of lower energy sales realizations.

Total pulp production modestly increased to 502,372 ADMTs in the first quarter of 2023 from 492,288 ADMTs in the same quarter of 2022 primarily due to stable production at all of our mills.

In the first quarter of 2023, our pulp mills had ten days of annual maintenance downtime (approximately 13,500 ADMTs). In the comparative quarter of 2022, we had no annual maintenance downtime.

In the second quarter of 2023, our pulp mills currently have a total of 38 days of annual maintenance downtime (approximately 42,700 ADMTs). Our Peace River mill currently has 20 days of scheduled maintenance downtime (approximately 30,100 ADMTs) and nine days of market downtime (approximately 13,500 ADMTs) which may be extended to shift more production at the mill to NBSK from NBHK.

We estimate that annual maintenance downtime in the first quarter of 2023 adversely impacted our operating income by approximately $4.7 million, comprised of approximately $0.8 million in direct out-of-pocket expenses and the balance in reduced production.

Total pulp sales volumes decreased by approximately 21% to 435,973 ADMTs in the first quarter of 2023 from 555,035 ADMTs in the same quarter of 2022 primarily as a result of lower demand as a result of inflationary pressures negatively impacting paper demand.

In the first quarter of 2023, third party industry quoted average list prices for NBSK pulp increased in Europe and North America and were flat in China from the same quarter of 2022. Average third party industry quoted list prices for NBSK pulp in Europe and North America were approximately $1,377 per ADMT and $1,675 per ADMT, respectively, in the first quarter of 2023 compared to approximately $1,330 per ADMT and $1,527 per ADMT, respectively, in the same quarter of 2022. Average third party industry quoted NBSK net prices in China were approximately $891 per ADMT in the first quarter of 2023 compared to approximately $899 per ADMT in the same quarter of 2022.

Prices quoted for China are net of discounts, allowances and rebates whereas quoted prices for Europe and North America are before applicable discounts, allowances and rebates.

Our average NBSK pulp sales realizations increased by approximately 5% to $849 per ADMT in the first quarter of 2023 from approximately $812 per ADMT in the same quarter of 2022 as a result of higher list prices.

In the first quarter of 2023 compared to the same quarter of 2022, we had a positive impact of approximately $18.5 million in operating income due to foreign exchange, primarily as a result of the effect of the stronger U.S. dollar on our Canadian dollar and euro denominated costs and expenses.

Costs and expenses in the first quarter of 2023 modestly decreased to $388.0 million from $399.7 million in the first quarter of 2022 primarily due to lower pulp sales volumes, the positive impact of a stronger dollar and the receipt of

FORM 10-Q

QUARTERLY REPORT - PAGE 25

€7.0 million ($7.5 million) in insurance proceeds in the current quarter relating to the July 2022 fire at our Stendal mill partially offset by higher per unit fiber and chemical costs. The first quarter of 2023 included a non-cash inventory impairment of $15.2 million which substantially related to hardwood inventories at the Peace River mill.

In the first quarter of 2023 per unit fiber costs increased by approximately 43% from the same quarter of 2022 due to higher per unit fiber costs for all of our mills. Our German mills had higher per unit fiber costs as a result of strong demand from other wood consumers such as heating pellet manufacturers in response to energy shortages caused by the war in Ukraine. For our Canadian mills, per unit fiber costs increased due to strong demand in the mills' fiber baskets and for our Celgar mill a decrease in the availability of wood chips because of regional sawmill curtailments. We currently expect per unit fiber costs to decrease in the second quarter of 2023 with a decrease in Germany due to less demand for wood for energy purposes and in Canada as a result of increased wood chip availability from increased sawmill production and realizing the early benefits from using the Peace River wood room which was completed in the first quarter of 2023.

Transportation costs decreased by approximately 26% to $35.4 million in the first quarter of 2023 from $47.9 million in the same quarter of 2022 primarily as a result of lower pulp sales volumes.

In the first quarter of 2023, depreciation and amortization modestly decreased to $27.4 million from $27.7 million in the same quarter of 2022 due to the positive impact of a stronger dollar.

In the first quarter of 2023, pulp segment operating income decreased to $12.8 million from $86.2 million in the same quarter of 2022 primarily as a result of higher per unit fiber and chemical costs, lower pulp sales volumes and the non-cash inventory impairment of $15.2 million partially offset by higher pulp sales realizations and the positive impact of a stronger dollar.

Solid Wood Segment – Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022

Selected Financial Information

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Lumber revenues	$60,039	$92,366
Energy revenues	$5,695	$5,177
Manufactured products revenues(1)	$5,804	$3,764
Pallet revenues	$36,175	$—
Biofuel revenues(2)	$8,135	$—
Wood residuals revenues	$5,166	$3,490
Depreciation and amortization	$19,898	$4,194
Operating income (loss)	$(27,069)	$38,301

(1)
Manufactured products primarily includes finger joint lumber and CLT.
(2)
Biofuels includes pellets and briquettes.

In the first quarter of 2023, lumber revenues decreased by approximately 35% to $60.0 million from $92.4 million in the same quarter of 2022 primarily due to lower sales realizations partially offset by higher sales volumes. In the first quarter of 2023, both U.S. and European realized lumber prices were lower because of decreased demand as a result of higher interest rates and an uncertain economic outlook compared to the same quarter of 2022. The U.S. market accounted for approximately 54% of our lumber revenues and approximately 50% of our lumber sales volumes in the first quarter of 2023. The majority of the balance of our lumber sales were to Europe.

Energy and wood residuals revenues in the first quarter of 2023 increased by approximately 25% to $10.9 million from $8.7 million in the same quarter of 2022 primarily due to the inclusion of Torgau.

Pallet revenues of $36.2 million and biofuel revenues of $8.1 million in the first quarter of 2023 are from the inclusion of Torgau.

FORM 10-Q

QUARTERLY REPORT - PAGE 26

Manufactured products revenues increased to $5.8 million in the first quarter of 2023 from $3.8 million in the first quarter of 2022 primarily due to the inclusion of Torgau.

In the first quarter of 2023, lumber production increased by approximately 16% to a record 134.0 MMfbm from 115.6 MMfbm in the same quarter of 2022 as a result of record production at our Friesau mill and the inclusion of Torgau.

Lumber sales volumes increased by approximately 27% to 139.9 MMfbm in the first quarter of 2023 from 109.9 MMfbm in the same quarter of 2022 primarily due to higher production and increasing demand as a result of lower prices.

Average lumber sales realizations decreased by approximately 49% to $429 per Mfbm in the first quarter of 2023 from approximately $840 per Mfbm in the same quarter of 2022 as a result of lower demand in both the U.S. and European markets. Demand was negatively impacted by concerns over rising interest rates, inflationary pressures and an uncertain economic outlook.

Fiber costs were approximately 80% of our lumber cash production costs in the first quarter of 2023. In the first quarter of 2023, per unit fiber costs for lumber production increased by approximately 6% compared to the same quarter of 2022. Higher per unit fiber costs were due to strong fiber demand in Germany. We currently expect stable per unit fiber costs in the second quarter of 2023.

In the first quarter of 2023, depreciation and amortization increased to $19.9 million compared to $4.2 million in the same quarter of 2022 as a result of the inclusion of Torgau. Torgau’s amortization included $8.3 million for the order backlog intangible asset acquired, which is now fully amortized.

Transportation costs in the first quarter of 2023 increased by approximately 55% to $17.7 million from $11.4 million in the same quarter of 2022 primarily due to the inclusion of Torgau and higher lumber sales volumes.

In the first quarter of 2023, operating loss was $27.1 million compared to operating income of $38.3 million in the same quarter of 2022 primarily due to lower sales realizations.

Liquidity and Capital Resources

Summary of Cash Flows

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Net cash from (used in) operating activities	$(49,650)	$68,810
Net cash used in investing activities	(32,624)	(26,790)
Net cash from financing activities	28,099	24,609
Effect of exchange rate changes on cash and cash equivalents	703	(1,534)
Net increase (decrease) in cash and cash equivalents	$(53,472)	$65,095

We operate in a cyclical industry and our operating cash flows vary accordingly. Our principal operating cash expenditures are for fiber, labor and chemicals. Working capital levels fluctuate throughout the year and are affected by maintenance downtime, changing sales patterns, seasonality and the timing of receivables and sales and the payment of payables and expenses.

FORM 10-Q

QUARTERLY REPORT - PAGE 27

Cash Flows from (used in) Operating Activities. Cash used in operating activities was $49.7 million in the three months ended March 31, 2023 compared to $68.8 million generated in the comparative period of 2022. A decrease in accounts receivable provided cash of $11.3 million in the three months ended March 31, 2023 and an increase in accounts receivable used cash of $52.1 million in the same period of 2022. An increase in inventories used cash of $86.4 million in the three months ended March 31, 2023 and $1.7 million in the same period of 2022. An increase in accounts payable and accrued expenses provided cash of $0.3 million in the three months ended March 31, 2023 and a decrease in accounts payable and accrued expenses used cash of $0.6 million in the same period of 2022.

Cash Flows used in Investing Activities. Investing activities in the three months ended March 31, 2023 used cash of $32.6 million primarily related to capital expenditures of $33.4 million. In the three months ended March 31, 2023, capital expenditures primarily related to upgrades to the wood rooms at our Canadian mills and maintenance and optimization projects at our German mills. Investing activities in the three months ended March 31, 2022 used cash of $26.8 million primarily related to capital expenditures of $33.3 million. In the three months ended March 31, 2022, we received the final payment of $6.4 million of insurance proceeds for our property damage claim related to the Peace River recovery boiler.

We have lowered our estimated planned annual capital expenditures for 2023 to between $150 million and $180 million.

Cash Flows from Financing Activities. In the three months ended March 31, 2023, financing activities provided cash of $28.1 million. In the three months ended March 31, 2023, we borrowed approximately $30.1 million under our revolving credit facilities. In the three months ended March 31, 2022, financing activities provided cash of $24.6 million. In the first quarter of 2022, we borrowed $30.5 million under our revolving credit facilities and we received $1.1 million in government grants to partially finance innovation and greenhouse gas emission reduction capital projects at our Canadian mills.

Balance Sheet Data

The following table is a summary of selected financial information as of the dates indicated:

	March 31,	December 31,
	2023	2022
	(in thousands)
Cash and cash equivalents	$300,560	$354,032
Working capital	$813,165	$800,114
Total assets	$2,740,475	$2,725,037
Long-term liabilities	$1,534,924	$1,508,192
Total shareholders' equity	$822,873	$838,784

Sources and Uses of Funds

Our principal sources of funds are cash flows from operations and cash and cash equivalents on hand. Our principal uses of funds consist of operating expenditures, capital expenditures and interest payments on our senior notes.

The following table sets out our total capital expenditures and interest expense for the periods indicated:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Capital expenditures	$33,429	$33,293
Cash paid for interest expense(1)	$33,240	$32,073
Interest expense(2)	$19,047	$17,464

(1)
Amounts differ from interest expense, which includes non-cash items. See supplemental disclosure of cash flow information from our Interim Consolidated Statements of Cash Flows included in this report.
(2)
Interest on our senior notes due 2026 is paid semi-annually in January and July of each year. Interest on our senior notes due 2029 is paid semi-annually in February and August of each year.

FORM 10-Q

QUARTERLY REPORT - PAGE 28

As of March 31, 2023, we had cash and cash equivalents of $300.6 million and approximately $255.4 million available under our revolving credit facilities and as a result aggregate liquidity of about $556.0 million.

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

Debt Covenants

Certain of our long-term obligations contain various financial tests and covenants customary to these types of arrangements. See our annual report on Form 10-K for the fiscal year ended December 31, 2022.

As of March 31, 2023, we were in full compliance with all of the covenants of our indebtedness.

Off-Balance Sheet Arrangements

As of March 31, 2023, we did not have any off-balance sheet arrangements (as defined in Item 303(a)(4)(ii) of Regulation S-K).

Contractual Obligations and Commitments

There were no material changes outside the ordinary course to any of our material contractual obligations during the three months ended March 31, 2023.

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

As a result of the weakening of the dollar versus the euro as of March 31, 2023, we recorded a net non-cash increase of $18.7 million in the carrying value of our net assets, consisting primarily of our property, plant and equipment denominated in euros. This non-cash increase does not affect our net loss, Operating EBITDA or cash but is reflected in our other comprehensive income and as an increase to our total equity. As a result, our accumulated other comprehensive loss decreased to $161.5 million.

Based upon the exchange rate as of March 31, 2023, the dollar has weakened by approximately 2% against the euro and was flat against the Canadian dollar since December 31, 2022. See "Quantitative and Qualitative Disclosures about Market Risk".

FORM 10-Q

QUARTERLY REPORT - PAGE 29

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

Our significant accounting policies are disclosed in Note 1 to our audited annual financial statements included in our annual report on Form 10-K for the fiscal year ended December 31, 2022. While all of the significant accounting policies are important to the consolidated financial statements, some of these policies may be viewed as having a high degree of judgment. On an ongoing basis using currently available information, management reviews its estimates, including those related to accounting for, among other things, pension and other post-retirement benefit obligations, deferred income taxes (valuation allowance and permanent reinvestment), depreciation and amortization, future cash flows associated with impairment testing for long-lived assets, the allocation of the purchase price in a business combination to the assets acquired and liabilities assumed, legal liabilities and contingencies. Actual results could differ materially from these estimates, and changes in these estimates are recorded when known.

We have identified certain accounting policies that are the most important to the portrayal of our current financial condition and results of operations.

For information about both our significant and critical accounting policies, see our annual report on Form 10-K for the fiscal year ended December 31, 2022.

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
•
we face intense competition in the forest products industry;

FORM 10-Q

QUARTERLY REPORT - PAGE 30

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
•
globally, central banks have raised interest rates in response to high inflation rates which could dampen macroeconomic conditions and business activity which could reduce demand for our products;

FORM 10-Q

QUARTERLY REPORT - PAGE 31

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
•
we sell surplus green energy in Germany and are subject to changing energy legislation in response to high prices and energy shortages resulting from the war in Ukraine;
•
our international sales and operations are subject to applicable laws relating to trade, export controls, foreign corrupt practices and competition laws, the violation of which could adversely affect our operations;

Risks Related to Ownership of our Shares

•
the price of our common stock may be volatile; and
•
a small number of our shareholders could significantly influence our business.

Given these uncertainties, you should not place undue reliance on our forward-looking statements. The foregoing review of important factors is not exhaustive or necessarily in order of importance and should be read in conjunction with the risks and assumptions including those set forth under "Part II. Other Information – Item 1A. Risk Factors" and in reports and other documents we have filed with or furnished to the SEC, including in our annual report on Form 10-K for the fiscal year ended December 31, 2022. We advise you that these cautionary remarks expressly qualify in their entirety all forward-looking statements attributable to us or persons acting on our behalf. Unless required by law, we do not assume any obligation to update forward-looking statements based on unanticipated events or changed expectations. However, you should carefully review the reports and other documents we file from time to time with the SEC.

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

QUARTERLY REPORT - PAGE 32

Demand for each of pulp and lumber has historically been determined primarily by general global macro-economic conditions and has been closely tied to overall business activity. Pulp and lumber prices have been and are likely to continue to be volatile and can fluctuate widely over time.

The third party industry quoted average European list prices for NBSK pulp between 2013 and 2023 have fluctuated between a low of $790 per ADMT in 2016 to a high of $1,500 per ADMT in 2022. In the same period, third party industry quoted average North American list prices for NBHK pulp have fluctuated between a low of $770 per ADMT in 2013 to a high of $1,620 per ADMT in 2022.

As a key construction material, the pricing and demand for lumber is also significantly influenced by the number of housing starts, especially in the United States. In the U.S., third party industry quoted monthly average western spruce/pine/fir (WSPF) 2 x 4 #2&Btr prices between 2013 and 2023 have fluctuated between a low of $245 per Mfbm in 2015 to a high of $1,604 per Mfbm in 2021. Similarly, the demand for CLT is primarily driven by the wood construction market and increased government policies focused on a low-carbon economy.

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

For additional information, please refer to Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk included in our annual report on Form 10-K for the fiscal year ended December 31, 2022.

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

FORM 10-Q

QUARTERLY REPORT - PAGE 34

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are subject to routine litigation incidental to our business, including that which is described in our latest annual report on Form 10-K for the fiscal year ended December 31, 2022. We do not believe that the outcome of such litigation will have a material adverse effect on our business or financial condition.

ITEM 1A. RISK FACTORS

There have been no material changes to the factors disclosed in Item 1A. Risk Factors in our annual report on Form 10-K for the fiscal year ended December 31, 2022.

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

FORM 10-Q

QUARTERLY REPORT - PAGE 35

ITEM 6. EXHIBITS

Exhibit No.	Description

10.1

Amendment and Restatement Agreement dated March 22, 2023 among Mercer Rosenthal GmbH, Mercer Timber Products GmbH, Mercer Stendal GmbH, Mercer Holz GmbH, Mercer Europe GmbH, Mercer Stendal Logistik GmbH, Mercer Timber Products Stendal GmbH, Mercer Torgau GmbH & Co. KG, Unicredit Bank AG, Commerzbank AG, Berlin Branch, Landesbank Baden-Württemberg and others relating to Revolving Facility Agreement dated September 15, 2022.

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1*	Section 906 Certification of Chief Executive Officer

32.2*	Section 906 Certification of Chief Financial Officer

101

The following financial information from the Quarterly Report on Form 10-Q for the fiscal period ended March 31, 2023 of Mercer International Inc., formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Interim Consolidated Statements of Operations; (ii) Interim Consolidated Statements of Comprehensive Income (Loss); (iii) Interim Consolidated Balance Sheets; (iv) Interim Consolidated Statements of Changes in Shareholders' Equity; (v) Interim Consolidated Statements of Cash Flows; and (vi) Notes to the Interim Consolidated Financial Statements.

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 has been formatted in Inline XBRL.

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

QUARTERLY REPORT - PAGE 36

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERCER INTERNATIONAL INC.

By:	/s/ Juan Carlos Bueno
Juan Carlos Bueno
Chief Executive Officer

Date: May 4, 2023

FORM 10-Q

QUARTERLY REPORT - PAGE 37