Form 10-Q
period 2023-06-30
MERCER INTERNATIONAL INC.
filed 2023-08-04
CIK 1333274

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

The Registrant had 66,524,866 shares of common stock outstanding as of August 2, 2023.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MERCER INTERNATIONAL INC.

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2023

(Unaudited)

FORM 10-Q

QUARTERLY REPORT - PAGE 2

MERCER INTERNATIONAL INC.

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands of U.S. dollars, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues	$529,863	$572,326	$1,052,529	$1,165,067
Costs and expenses
Cost of sales, excluding depreciation and amortization	566,200	403,671	1,027,538	819,766
Cost of sales depreciation and amortization	40,103	31,004	87,601	63,101
Selling, general and administrative expenses	32,392	23,620	66,343	45,818
Operating income (loss)	(108,832)	114,031	(128,953)	236,382
Other income (expenses)
Interest expense	(20,091)	(17,332)	(39,138)	(34,796)
Other income	3,138	8,799	6,372	17,045
Total other expenses, net	(16,953)	(8,533)	(32,766)	(17,751)
Income (loss) before income taxes	(125,785)	105,498	(161,719)	218,631
Income tax recovery (provision)	27,479	(34,126)	32,835	(58,362)
Net income (loss)	$(98,306)	$71,372	$(128,884)	$160,269
Net income (loss) per common share
Basic	$(1.48)	$1.08	$(1.94)	$2.43
Diluted	$(1.48)	$1.07	$(1.94)	$2.41
Dividends declared per common share	$0.075	$0.075	$0.150	$0.150

INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands of U.S. dollars)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income (loss)	$(98,306)	$71,372	$(128,884)	$160,269
Other comprehensive income (loss)
Gain (loss) related to defined benefit pension plans	268	(119)	41	(235)
Income tax recovery	—	—	—	62
Gain (loss) related to defined benefit pension plans, net of tax	268	(119)	41	(173)
Foreign currency translation adjustments	12,236	(84,020)	30,886	(94,542)
Other comprehensive income (loss), net of taxes	12,504	(84,139)	30,927	(94,715)
Total comprehensive income (loss)	$(85,802)	$(12,767)	$(97,957)	$65,554

See accompanying Notes to the Interim Consolidated Financial Statements.

FORM 10-Q

QUARTERLY REPORT - PAGE 3

MERCER INTERNATIONAL INC.

INTERIM CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

	June 30,	December 31,
	2023	2022
ASSETS
Current assets
Cash and cash equivalents	$213,338	$354,032
Accounts receivable, net	335,402	351,993
Inventories	429,873	450,470
Prepaid expenses and other	20,732	21,680
Total current assets	999,345	1,178,175
Property, plant and equipment, net	1,431,017	1,341,322
Investment in joint ventures	49,223	45,635
Amortizable intangible assets, net	52,115	61,497
Goodwill	34,792	30,937
Operating lease right-of-use assets	17,794	15,049
Pension asset	3,832	4,397
Other long-term assets	45,251	48,025
Total assets	$2,633,369	$2,725,037
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and other	$369,851	$377,306
Pension and other post-retirement benefit obligations	613	755
Total current liabilities	370,464	378,061
Long-term debt	1,403,857	1,346,508
Pension and other post-retirement benefit obligations	11,222	12,178
Operating lease liabilities	11,670	9,475
Other long-term liabilities	14,431	14,072
Deferred income tax	88,256	125,959
Total liabilities	1,899,900	1,886,253
Shareholders’ equity
Common shares $1 par value; 200,000,000 authorized; 66,525,000 issued and outstanding (2022 – 66,167,000)	66,471	66,132
Additional paid-in capital	356,769	354,495
Retained earnings	459,264	598,119
Accumulated other comprehensive loss	(149,035)	(179,962)
Total shareholders’ equity	733,469	838,784
Total liabilities and shareholders’ equity	$2,633,369	$2,725,037

Commitments and contingencies (Note 15)
Subsequent event (Note 9)

See accompanying Notes to the Interim Consolidated Financial Statements.

FORM 10-Q

QUARTERLY REPORT - PAGE 4

MERCER INTERNATIONAL INC.

INTERIM CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(Unaudited)

(In thousands of U.S. dollars)

	Common shares
	Number (thousands of shares)	Amount, at Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Three Months Ended June 30:
Balance as of March 31, 2023	66,421	$66,386	$355,467	$562,559	$(161,539)	$822,873
Shares issued on grants of restricted shares	54	35	(35)	—	—	—
Shares issued on grants of restricted share units	50	50	(50)	—	—	—
Stock compensation expense	—	—	1,387	—	—	1,387
Net loss	—	—	—	(98,306)	—	(98,306)
Dividends declared	—	—	—	(4,989)	—	(4,989)
Other comprehensive income	—	—	—	—	12,504	12,504
Balance as of June 30, 2023	66,525	$66,471	$356,769	$459,264	$(149,035)	$733,469

Balance as of March 31, 2022	66,132	$66,083	$348,756	$454,864	$(101,369)	$768,334
Shares issued on grants of restricted shares	35	49	(49)	—	—	—
Stock compensation expense	—	—	1,517	—	—	1,517
Net income	—	—	—	71,372	—	71,372
Dividends declared	—	—	—	(4,962)	—	(4,962)
Other comprehensive loss	—	—	—	—	(84,139)	(84,139)
Balance as of June 30, 2022	66,167	$66,132	$350,224	$521,274	$(185,508)	$752,122

Six Months Ended June 30:
Balance as of December 31, 2022	66,167	$66,132	$354,495	$598,119	$(179,962)	$838,784
Shares issued on grants of restricted shares	54	35	(35)	—	—	—
Shares issued on grants of performance share units	254	254	(254)	—	—	—
Shares issued on grants of restricted share units	50	50	(50)	—	—	—
Stock compensation expense	—	—	2,613	—	—	2,613
Net loss	—	—	—	(128,884)	—	(128,884)
Dividends declared	—	—	—	(9,971)	—	(9,971)
Other comprehensive income	—	—	—	—	30,927	30,927
Balance as of June 30, 2023	66,525	$66,471	$356,769	$459,264	$(149,035)	$733,469

Balance as of December 31, 2021	66,037	$65,988	$347,902	$370,927	$(90,793)	$694,024
Shares issued on grants of restricted shares	35	49	(49)	—	—	—
Shares issued on grants of performance share units	95	95	(95)	—	—	—
Stock compensation expense	—	—	2,466	—	—	2,466
Net income	—	—	—	160,269	—	160,269
Dividends declared	—	—	—	(9,922)	—	(9,922)
Other comprehensive loss	—	—	—	—	(94,715)	(94,715)
Balance as of June 30, 2022	66,167	$66,132	$350,224	$521,274	$(185,508)	$752,122

See accompanying Notes to the Interim Consolidated Financial Statements.

FORM 10-Q

QUARTERLY REPORT - PAGE 5

MERCER INTERNATIONAL INC.

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands of U.S. dollars)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cash flows from (used in) operating activities
Net income (loss)	$(98,306)	$71,372	$(128,884)	$160,269
Adjustments to reconcile net income (loss) to cash flows from operating activities
Depreciation and amortization	40,152	31,028	87,743	63,144
Deferred income tax provision (recovery)	(34,105)	6,624	(44,049)	15,007
Inventory impairment	51,400	—	66,600	—
Defined benefit pension plans and other post-retirement benefit plan expense	451	439	897	877
Stock compensation expense	1,387	1,517	2,613	2,466
Foreign exchange transaction losses (gains)	224	(9,591)	494	(13,419)
Other	(5,452)	30	(6,601)	(771)
Defined benefit pension plans and other post-retirement benefit plan contributions	(1,318)	(1,200)	(1,565)	(2,394)
Changes in working capital
Accounts receivable	12,168	65,509	23,510	13,382
Inventories	58,880	(13,342)	(27,554)	(15,067)
Accounts payable and accrued expenses	(7,490)	3,813	(7,181)	3,246
Other	(3,293)	(1,658)	(975)	(3,389)
Net cash from (used in) operating activities	14,698	154,541	(34,952)	223,351
Cash flows from (used in) investing activities
Purchase of property, plant and equipment	(39,482)	(47,028)	(72,911)	(80,321)
Acquisition (Note 2)	(82,100)	—	(82,100)	—
Property insurance proceeds	2,710	—	2,710	6,410
Purchase of term deposit	—	(75,000)	—	(75,000)
Other	1,120	474	1,925	567
Net cash from (used in) investing activities	(117,752)	(121,554)	(150,376)	(148,344)
Cash flows from (used in) financing activities
Proceeds from (repayment of) revolving credit facilities, net	24,305	(13,066)	54,407	17,438
Dividend payments	(4,982)	(4,960)	(4,982)	(4,960)
Payment of debt issuance costs	—	—	—	(1,184)
Proceeds from government grants	—	—	—	1,067
Payment of finance lease obligations	(1,898)	(1,671)	(3,787)	(6,606)
Other	(115)	277	(229)	(566)
Net cash from (used in) financing activities	17,310	(19,420)	45,409	5,189
Effect of exchange rate changes on cash and cash equivalents	(1,478)	(4,411)	(775)	(5,945)
Net increase (decrease) in cash and cash equivalents	(87,222)	9,156	(140,694)	74,251
Cash and cash equivalents, beginning of period	300,560	410,705	354,032	345,610
Cash and cash equivalents, end of period	$213,338	$419,861	$213,338	$419,861

Supplemental cash flow disclosure:
Cash paid for interest	$3,621	$1,164	$36,861	$33,237
Cash paid for income taxes	$1,461	$41,593	$3,234	$60,493

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

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Note 2. Acquisitions

2023 Asset Acquisition

Structurlam

On June 15, 2023, the Company acquired substantially all of the assets of Structurlam Mass Timber Corporation and its subsidiaries (“Structurlam”), including a mass timber production facility located in Conway, Arkansas (the “Conway Facility”) and mass timber production facilities in British Columbia, Canada, for cash consideration of $82,100, net of a $2,400 break fee and expense reimbursement and including $1,000 of acquisition costs.

The transaction is accounted for as an acquisition of a group of assets as management determined it does not qualify as an acquisition of a business under GAAP. Substantially all of the fair value of the gross assets acquired was concentrated in a group of similar identifiable assets, being the land, building and production equipment at the Conway Facility.

2022 Business Acquisition

Torgau

On September 30, 2022, the Company acquired all of the issued and outstanding shares of Wood Holdco GmbH, which is the parent company of Holzindustrie Torgau KG ("Torgau") for consideration of €270.0 million ($263,196) cash. The acquisition results in 100% ownership of a timber processing and value-add pallet production facility in Torgau, Germany and a wood processing facility in Dahlen, Germany that produces garden products. The acquisition of Torgau expands the Company’s solid wood business and further diversifies the Company’s product offerings.

The Company’s allocation of the purchase price to the fair value of the assets acquired and liabilities assumed on the acquisition date was finalized during the six month period ended June 30, 2023. The following table summarizes the purchase price allocation:

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

(a)
Amortizable intangible assets include an order backlog, which has an estimated fair value of $15,243 and was amortized on a straight-line basis over six months and an energy sales agreement, which has an estimated fair value of $9,898 and is being amortized on a straight-line basis over 12 years.
(b)
The goodwill is primarily for expected synergies from combining the operations of Torgau with the Company’s existing German operations. The goodwill is not deductible for tax purposes.

FORM 10-Q

QUARTERLY REPORT - PAGE 8

MERCER INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Note 3. Business Interruption Insurance

In 2021, the Rosenthal mill turbine was taken down to complete extensive repair work. In June 2023, the Company settled the business interruption portion of the insurance claim for €15.2 million ($16,553).

In July 2022, a fire occurred in the woodyard of the Stendal mill. In September 2022, the Company received written confirmation from the insurance provider that the business interruption insurance claim related to the fire is covered. In the three and six month periods ended June 30, 2023, the insurance provider paid nonrefundable business interruption insurance payments of €2.5 million ($2,710) and €9.5 million ($10,221), respectively. The Company also received €2.5 million ($2,710) for property insurance related to the fire.

The business interruption and property insurance proceeds for the three and six month periods ended June 30, 2023 of €20.2 million ($21,973) and €27.2 million ($29,484), respectively, were recorded in “Cost of sales, excluding depreciation and amortization” in the Interim Consolidated Statements of Operations.

Note 4. Inventories

Inventories as of June 30, 2023 and December 31, 2022, were comprised of the following:

	June 30,	December 31,
	2023	2022
Raw materials	$136,897	$160,442
Finished goods	149,117	158,082
Spare parts and other	143,859	131,946
	$429,873	$450,470

For the three and six month periods ended June 30, 2023, as a result of low pulp prices and high per unit fiber costs for the Canadian mills, the Company recorded inventory impairment charges of $51,400 and $66,600, respectively, (2022 – $nil) in "Cost of sales, excluding depreciation and amortization" in the Interim Consolidated Statements of Operations. As of June 30, 2023, $37,200 of the write-down was recorded against raw materials inventory and $14,200 was recorded against finished goods inventory. As of December 31, 2022, there were no inventory write-downs.

Note 5. Accounts Payable and Other

Accounts payable and other as of June 30, 2023 and December 31, 2022, were comprised of the following:

	June 30,	December 31,
	2023	2022
Trade payables	$88,107	$92,848
Accrued expenses	99,261	96,979
Interest payable	26,856	26,756
Income tax payable	82,737	99,827
Payroll-related accruals	31,895	34,353
Deposits for mass timber sales contracts	8,797	—
Wastewater fee (a)	7,710	8,614
Finance lease liability	7,432	7,368
Operating lease liability	5,776	5,255
Other	11,280	5,306
	$369,851	$377,306

(a)
The Company is required to pay certain fees based on wastewater emissions at its German mills. Accrued fees can be reduced upon the mills’ demonstration of reduced wastewater emissions.

FORM 10-Q

QUARTERLY REPORT - PAGE 9

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Note 6. Debt

Debt as of June 30, 2023 and December 31, 2022, was comprised of the following:

		June 30,	December 31,
	Maturity	2023	2022
Senior notes (a)
5.500% senior notes	2026	$300,000	$300,000
5.125% senior notes	2029	875,000	875,000

Credit arrangements
€300 million German joint revolving credit facility (b)	2027	127,132	109,326
C$160 million Canadian joint revolving credit facility (c)	2027	71,752	31,749
€2.6 million demand loan (d)		—	—

Finance lease liability		49,445	51,129
		1,423,329	1,367,204
Less: unamortized senior note issuance costs		(12,040)	(13,328)
Less: finance lease liability due within one year		(7,432)	(7,368)
		$1,403,857	$1,346,508

The maturities of the principal portion of the senior notes and credit arrangements as of June 30, 2023 were as follows:

Senior Notes and Credit Arrangements
2023	$—
2024	—
2025	—
2026	300,000
2027	198,884
Thereafter	875,000
$1,373,884

Certain of the Company's debt instruments were issued under agreements which, among other things, may limit its ability and the ability of its subsidiaries to make certain payments, including dividends. These limitations are subject to specific exceptions. As of June 30, 2023, the Company was in compliance with the terms of its debt agreements.

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

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Note 6. Debt (continued)

(b)
A €300.0 million joint revolving credit facility for the German mills that matures in September 2027. Borrowings under the facility are unsecured and bear interest at Euribor plus a variable margin ranging from 1.30% to 2.25% dependent on conditions including but not limited to a prescribed leverage ratio. The facility is sustainability linked whereby the interest rate margin is subject to upward or downward adjustments of up to 0.05% per annum if the Company achieves, or fails to achieve, certain specified sustainability targets. As of June 30, 2023, approximately €117.0 million ($127,132) of this facility was drawn and accruing interest at a rate of 4.556%, approximately €13.5 million ($14,682) was supporting bank guarantees and approximately €169.5 million ($184,166) was available.
(c)
A C$160.0 million joint revolving credit facility for the Celgar mill, Peace River mill and certain other Canadian subsidiaries that matures in January 2027. The facility is available by way of: (i) Canadian denominated advances, which bear interest at a designated prime rate per annum; (ii) banker’s acceptance equivalent loans, which bear interest at the applicable Canadian dollar banker’s acceptance plus 1.20% to 1.45% per annum; (iii) dollar denominated base rate advances at the greater of the federal funds rate plus 0.50%, an Adjusted Term SOFR for a one month tenor plus 1.00% and the bank’s applicable reference rate for U.S. dollar loans; and (iv) dollar SOFR advances, which bear interest at Adjusted Term SOFR plus 1.20% to 1.45% per annum. As of June 30, 2023, approximately C$95.0 million ($71,752) of this facility was drawn and accruing interest at a rate of 6.548%, approximately C$1.3 million ($953) was supporting letters of credit and approximately C$63.7 million ($48,140) was available.
(d)
A €2.6 million demand loan for Rosenthal that does not have a maturity date. Borrowings under this facility are unsecured and bear interest at the rate of the three-month Euribor plus 2.50%. As of June 30, 2023, approximately €2.6 million ($2,773) of this facility was supporting bank guarantees and approximately $nil was available.

FORM 10-Q

QUARTERLY REPORT - PAGE 11

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Note 7. Pension and Other Post-Retirement Benefit Obligations

Defined Benefit Plans

Pension benefits are based on employees' earnings and years of service. The defined benefit plans are funded by contributions from the Company based on actuarial estimates and statutory requirements. The components of the net benefit costs for the Celgar and Peace River defined benefit plans, in aggregate for the three and six month periods ended June 30, 2023 and 2022 were as follows:

	Three Months Ended June 30,
	2023		2022
	Pension	Other Post- Retirement Benefits	Pension	Other Post- Retirement Benefits
Service cost	$602	$30	$905	$49
Interest cost	1,174	125	957	105
Expected return on plan assets	(1,634)	—	(1,458)	—
Amortization of unrecognized items	396	(242)	57	(176)
Net benefit costs (gains)	$538	$(87)	$461	$(22)

	Six Months Ended June 30,
	2023		2022
	Pension	Other Post- Retirement Benefits	Pension	Other Post- Retirement Benefits
Service cost	$1,200	$59	$1,818	$98
Interest cost	2,340	248	1,922	210
Expected return on plan assets	(2,991)	—	(2,936)	—
Amortization of unrecognized items	524	(483)	119	(354)
Net benefit costs (gains)	$1,073	$(176)	$923	$(46)

The components of the net benefit costs other than service cost are recorded in "Other income" in the Interim Consolidated Statements of Operations. The amortization of unrecognized items relates to actuarial losses (gains) and prior service costs.

Defined Contribution Plan

Effective December 31, 2008, the defined benefit plans at the Celgar mill were closed to new members and the service accrual ceased. Effective January 1, 2009, the members began to receive pension benefits, at a fixed contractual rate, under a new defined contribution plan. During the three and six month periods ended June 30, 2023, the Company made contributions of $81 and $333, respectively, to this plan (2022 – $395 and $661).

Multiemployer Plan

The Company participates in a multiemployer plan for the hourly-paid employees at the Celgar mill. The contributions to the plan are determined based on a percentage of pensionable earnings pursuant to a collective bargaining agreement. The Company has no current or future contribution obligations in excess of the contractual contributions. During the three and six month periods ended June 30, 2023, the Company made contributions of $391 and $914, respectively, to this plan (2022 – $1,091 and $1,649).

FORM 10-Q

QUARTERLY REPORT - PAGE 12

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Note 8. Income Taxes

Differences between the U.S. Federal statutory and the Company's effective tax rates for the three and six month periods ended June 30, 2023 and 2022, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
U.S. Federal statutory rate	21%	21%	21%	21%
Income tax recovery (provision) using U.S. Federal statutory rate on income (loss) before income taxes	$26,413	$(22,155)	$33,959	$(45,915)
Tax differential on foreign income (loss)	4,957	(10,271)	6,275	(20,050)
Effect of foreign earnings (a)	525	(1,107)	—	(2,103)
Valuation allowance (b)	(9,556)	(5,741)	(14,119)	448
Foreign exchange on settlement of debt	—	(77)	—	3,024
Tax benefit of partnership structure	783	783	1,566	1,566
Non-taxable foreign subsidies	1,350	663	2,044	1,361
True-up of prior year taxes	(409)	(68)	4,477	1,594
Annual effective tax rate adjustment	5,000	5,000	(4,000)	5,000
Other, net	(1,584)	(1,153)	2,633	(3,287)
Income tax recovery (provision)	$27,479	$(34,126)	$32,835	$(58,362)
Comprised of:
Current income tax provision	$(6,626)	$(27,502)	$(11,214)	$(43,355)
Deferred income tax recovery (provision)	34,105	(6,624)	44,049	(15,007)
Income tax recovery (provision)	$27,479	$(34,126)	$32,835	$(58,362)

(a)
Primarily relates to the impact of the global intangible low-taxed income provision in the Tax Cuts and Jobs Act of 2017.
(b)
Primarily relates to taxable losses and denied interest expense.

Note 9. Shareholders' Equity

Dividends

During the six month period ended June 30, 2023, the Company's board of directors declared the following quarterly dividends:

Date Declared	Dividend Per Common Share	Amount
February 16, 2023	$0.075	$4,982
May 4, 2023	0.075	4,989
	$0.150	$9,971

On August 3, 2023, the Company's board of directors declared a quarterly dividend of $0.075 per common share. Payment of the dividend will be made on October 4, 2023 to all shareholders of record on September 27, 2023. Future dividends are subject to approval by the board of directors and may be adjusted as business and industry conditions warrant.

FORM 10-Q

QUARTERLY REPORT - PAGE 13

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Note 9. Shareholders' Equity (continued)

Stock Based Compensation

The Company has a stock incentive plan which provides for stock options, restricted stock units (“RSUs”), deferred stock units (“DSUs”), restricted shares, performance shares, performance share units (“PSUs”), and stock appreciation rights to be awarded to employees, consultants and non-employee directors. During the three and six month periods ended June 30, 2023, there were no issued and outstanding stock options, performance shares or stock appreciation rights. As of June 30, 2023, after factoring in all allocated shares, there remain approximately 2.1 million common shares available for grant.

In May 2023, the board of directors adopted the 2023 Non-Employee Director Compensation Plan (the “Director’s Plan”) which allows non-employee directors to elect on an annual basis to receive, in lieu of cash fees, either restricted stock or DSUs. The board of directors receive equity compensation of restricted stock unless they elect to receive DSUs. The non-employee directors may elect on an annual basis to receive DSUs which settle in cash (“Cash Only DSUs”). The DSUs are redeemable by the non-employee director at their option following their separation from the board of directors. The value of the Cash Only DSUs redeemed is the fair market value on the redemption date.

The Cash Only DSUs are accounted for as a liability and the other equity awards are accounted for as equity.

The following table summarizes PSU activity during the period:

Number of PSUs
Outstanding as of January 1, 2023	3,484,154
Granted	1,562,632
Vested and issued	(253,508)
Forfeited	(1,013,972)
Outstanding as of June 30, 2023	3,779,306

The following table summarizes restricted share, RSU and DSU activity during the period:

	Equity Based Awards			Liability Based Awards
	Number of Restricted Shares	Number of RSUs	Number of DSUs	Number of DSUs
Outstanding as of January 1, 2023	34,699	50,000	11,554	—
Granted	54,227	—	27,815	90,864
Vested	(34,699)	(50,000)	(11,778)	(31,187)
Outstanding as of June 30, 2023	54,227	—	27,591	59,677

FORM 10-Q

QUARTERLY REPORT - PAGE 14

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Note 10. Net Income (Loss) Per Common Share

The reconciliation of basic and diluted net income (loss) per common share for the three and six month periods ended June 30, 2023 and 2022 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income (loss)
Basic and diluted	$(98,306)	$71,372	$(128,884)	$160,269

Net income (loss) per common share
Basic	$(1.48)	$1.08	$(1.94)	$2.43
Diluted	$(1.48)	$1.07	$(1.94)	$2.41

Weighted average number of common shares outstanding:
Basic (a)	66,425,479	66,098,975	66,342,807	66,067,051
Effect of dilutive instruments:
PSUs	—	457,599	—	407,656
Restricted shares	—	21,149	—	26,906
RSUs	—	11,209	—	5,605
Diluted	66,425,479	66,588,932	66,342,807	66,507,218

(a)
For the three and six month periods ended June 30, 2023, the weighted average number of common shares outstanding excludes 54,227 restricted shares which have been granted, but have not vested as of June 30, 2023 (2022 – 34,699 restricted shares).

The calculation of diluted net income (loss) per common share does not assume the exercise of any instruments that would have an anti-dilutive effect on net income (loss) per common share. Instruments excluded from the calculation of net income (loss) per common share because they were anti-dilutive for the three and six month periods ended June 30, 2023 and 2022 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
PSUs	3,779,306	—	3,779,306	—
Restricted shares	54,227	—	54,227	—
DSUs	39,369	—	39,369	—

FORM 10-Q

QUARTERLY REPORT - PAGE 15

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Note 11. Accumulated Other Comprehensive Loss

The change in the accumulated other comprehensive loss by component (net of tax) for the three and six month periods ended June 30, 2023 and 2022 was as follows:

	Foreign Currency Translation Adjustments	Defined Benefit Pension and Other Post-Retirement Benefit Items	Total
Three months Ended June 30:
Balance as of March 31, 2023	$(176,435)	$14,896	$(161,539)
Other comprehensive income before reclassifications	12,236	114	12,350
Amounts reclassified	—	154	154
Other comprehensive income	12,236	268	12,504
Balance as of June 30, 2023	$(164,199)	$15,164	$(149,035)

Balance as of March 31, 2022	$(108,039)	$6,670	$(101,369)
Other comprehensive loss before reclassifications	(84,020)	—	(84,020)
Amounts reclassified	—	(119)	(119)
Other comprehensive loss	(84,020)	(119)	(84,139)
Balance as of June 30, 2022	$(192,059)	$6,551	$(185,508)

Six months Ended June 30:
Balance as of December 31, 2022	$(195,085)	$15,123	$(179,962)
Other comprehensive income before reclassifications	30,886	—	30,886
Amounts reclassified	—	41	41
Other comprehensive income	30,886	41	30,927
Balance as of June 30, 2023	$(164,199)	$15,164	$(149,035)

Balance as of December 31, 2021	$(97,517)	$6,724	$(90,793)
Other comprehensive income (loss) before reclassifications	(94,542)	62	(94,480)
Amounts reclassified	—	(235)	(235)
Other comprehensive loss	(94,542)	(173)	(94,715)
Balance as of June 30, 2022	$(192,059)	$6,551	$(185,508)

Note 12. Related Party Transactions

The Company enters into related party transactions with its joint ventures. For the three and six month periods ended June 30, 2023, pulp purchases from the Company's 50% owned Cariboo mill, which are transacted at the Cariboo mill's cost, were $22,598 and $49,395, respectively, (2022 – $30,616 and $51,267) and as of June 30, 2023, the Company had a payable balance to the Cariboo mill of $5,599 (December 31, 2022 – payable of $4,409). For the three and six month periods ended June 30, 2023, services from the Company's 50% owned logging and chipping operation, which are transacted at arm's length negotiated prices, were $4,423 and $8,439, respectively, (2022 – $2,596 and $7,256) and as of June 30, 2023, the Company had a receivable balance from the operation of $2,851 (December 31, 2022 – receivable of $522).

FORM 10-Q

QUARTERLY REPORT - PAGE 16

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Note 13. Segment Information

The Company is managed based on the primary products it manufactures: pulp and solid wood. Accordingly, the Company's four pulp mills and its 50% interest in the Cariboo pulp mill are aggregated into the pulp segment. The Friesau sawmill, the Torgau facility and the mass timber facilities are aggregated into the solid wood segment. Commencing in the third quarter of 2022, after our acquisition of the Torgau facility, the Company reorganized its operating and management structure which included having the chief operating decision maker review the mass timber results with the results of the Friesau sawmill and Torgau facility. This classification of the mass timber results within the solid wood segment has been reflected retrospectively. Previously they were included in our corporate and other segment. The Company's sandalwood business is included in corporate and other as it does not meet the criteria to be reported as a separate reportable segment.

None of the income or loss items following operating income (loss) in the Company's Interim Consolidated Statements of Operations are allocated to the segments, as those items are reviewed separately by management.

Information about certain segment data for the three and six month periods ended June 30, 2023 and 2022, was as follows:

Three Months Ended June 30, 2023	Pulp	Solid Wood	Corporate and Other	Consolidated
Revenues from external customers	$402,694	$126,050	$1,119	$529,863
Operating loss	$(83,459)	$(22,493)	$(2,880)	$(108,832)
Depreciation and amortization	$27,783	$12,126	$243	$40,152

Revenues by major products
Pulp	$374,175	$—	$—	$374,175
Lumber	—	59,264	—	59,264
Energy and chemicals	28,519	5,360	1,119	34,998
Manufactured products (a)	—	15,989	—	15,989
Pallets	—	32,675	—	32,675
Biofuels (b)	—	10,242	—	10,242
Wood residuals	—	2,520	—	2,520
Total revenues	$402,694	$126,050	$1,119	$529,863
Revenues by geographical markets (c)
U.S.	$29,087	$48,164	$292	$77,543
Foreign countries
Germany	80,696	58,676	12	139,384
China	164,070	790	—	164,860
Other countries	128,841	18,420	815	148,076
	373,607	77,886	827	452,320
Total revenues	$402,694	$126,050	$1,119	$529,863
(a)
Manufactured products primarily includes cross-laminated timber and finger joint lumber.
(b)
Biofuels includes pellets and briquettes.
(c)
Sales are attributed to countries based on the ship-to location provided by the customer.

FORM 10-Q

QUARTERLY REPORT - PAGE 17

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Note 13. Segment Information (continued)

Three Months Ended June 30, 2022	Pulp	Solid Wood	Corporate and Other	Consolidated
Revenues from external customers	$460,304	$110,985	$1,037	$572,326
Operating income (loss)	$75,471	$43,726	$(5,166)	$114,031
Depreciation and amortization	$27,001	$3,792	$235	$31,028
Revenues by major products
Pulp	$418,579	$—	$—	$418,579
Lumber	—	96,268	—	96,268
Energy and chemicals	41,725	5,055	1,037	47,817
Manufactured products (a)	—	6,295	—	6,295
Wood residuals	—	3,367	—	3,367
Total revenues	$460,304	$110,985	$1,037	$572,326
Revenues by geographical markets (b)
U.S.	$58,953	$62,603	$218	$121,774
Foreign countries
Germany	146,608	24,711	—	171,319
China	94,357	170	—	94,527
Other countries	160,386	23,501	819	184,706
	401,351	48,382	819	450,552
Total revenues	$460,304	$110,985	$1,037	$572,326

(a)
Manufactured products primarily includes finger joint lumber.
(b)
Sales are attributed to countries based on the ship-to location provided by the customer.

FORM 10-Q

QUARTERLY REPORT - PAGE 18

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Note 13. Segment Information (continued)

Six Months Ended June 30, 2023	Pulp	Solid Wood	Corporate and Other	Consolidated
Revenues from external customers	$803,095	$247,064	$2,370	$1,052,529
Operating loss	$(70,688)	$(49,562)	$(8,703)	$(128,953)
Depreciation and amortization	$55,182	$32,024	$537	$87,743
Total assets (a)	$1,726,689	$679,497	$227,183	$2,633,369
Revenues by major products
Pulp	$743,831	$—	$—	$743,831
Lumber	—	119,303	—	119,303
Energy and chemicals	59,264	11,055	2,370	72,689
Manufactured products (b)	—	21,793	—	21,793
Pallets	—	68,850	—	68,850
Biofuels (c)	—	18,377	—	18,377
Wood residuals	—	7,686	—	7,686
Total revenues	$803,095	$247,064	$2,370	$1,052,529
Revenues by geographical markets (d)
U.S.	$72,642	$83,220	$574	$156,436
Foreign countries
Germany	183,689	124,284	230	308,203
China	271,192	2,004	—	273,196
Other countries	275,572	37,556	1,566	314,694
	730,453	163,844	1,796	896,093
Total revenues	$803,095	$247,064	$2,370	$1,052,529
(a)
Total assets for the pulp segment includes the Company's $49,223 investment in joint ventures, primarily for the Cariboo mill. Total assets for the solid wood segment includes $34,792 of goodwill from the acquisition of Torgau.
(b)
Manufactured products primarily includes cross-laminated timber and finger joint lumber.
(c)
Biofuels includes pellets and briquettes.
(d)
Sales are attributed to countries based on the ship-to location provided by the customer.

FORM 10-Q

QUARTERLY REPORT - PAGE 19

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Note 13. Segment Information (continued)

Six Months Ended June 30, 2022	Pulp	Solid Wood	Corporate and Other	Consolidated
Revenues from external customers	$946,235	$215,782	$3,050	$1,165,067
Operating income (loss)	$161,707	$82,027	$(7,352)	$236,382
Depreciation and amortization	$54,685	$7,986	$473	$63,144
Revenues by major products
Pulp	$865,490	$—	$—	$865,490
Lumber	—	188,634	—	188,634
Energy and chemicals	80,745	10,232	3,050	94,027
Manufactured products (a)	—	10,059	—	10,059
Wood residuals	—	6,857	—	6,857
Total revenues	$946,235	$215,782	$3,050	$1,165,067
Revenues by geographical markets (b)
U.S.	$107,115	$120,467	$446	$228,028
Foreign countries
Germany	286,662	46,419	—	333,081
China	240,355	352	—	240,707
Other countries	312,103	48,544	2,604	363,251
	839,120	95,315	2,604	937,039
Total revenues	$946,235	$215,782	$3,050	$1,165,067
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

Revenues between segments are accounted for at prices that approximate fair value. These include revenues from the sale of residual fiber from the solid wood segment to the pulp segment for use in pulp production and from the sale of residual fuel from the pulp segment to the solid wood segment for use in energy production. For the three and six month periods ended June 30, 2023, the pulp segment sold $170 and $544, respectively, of residual fuel to the solid wood segment (2022 – $nil) and the solid wood segment sold $10,986 and $22,141, respectively, of residual fiber to the pulp segment (2022 – $6,530 and $13,381).
FORM 10-Q

QUARTERLY REPORT - PAGE 20

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Note 14. Financial Instruments and Fair Value Measurement

Due to their short-term maturity, the carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable and other approximates their fair value. The estimated fair values of the Company's outstanding debt under the fair value hierarchy as of June 30, 2023 and December 31, 2022 were as follows:

	Fair value measurements as of June 30, 2023 using:
Description	Level 1	Level 2	Level 3	Total
Revolving credit facilities	$—	$198,884	$—	$198,884
Senior Notes	—	961,785	—	961,785
	$—	$1,160,669	$—	$1,160,669

	Fair value measurements as of December 31, 2022 using:
Description	Level 1	Level 2	Level 3	Total
Revolving credit facilities	$—	$141,075	$—	$141,075
Senior Notes	—	1,015,633	—	1,015,633
	$—	$1,156,708	$—	$1,156,708

The carrying value of the revolving credit facilities classified as Level 2 approximates the fair value as the variable interest rates reflect current interest rates for financial instruments with similar characteristics and maturities.

The fair value of the Senior Notes classified as Level 2 was determined using quoted prices in a dealer market, or using recent market transactions. The Company's Senior Notes are not carried at fair value in the Interim Consolidated Balance Sheets as of June 30, 2023 or December 31, 2022. However, fair value disclosure is required. The carrying value of the Company's Senior Notes, net of unamortized note issuance costs, was $1,162,960 as of June 30, 2023 (December 31, 2022 – $1,161,672).

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

The Company’s exposure to credit losses may increase if its customers' production and other costs are adversely affected by inflation. Although the Company has historically not experienced significant credit losses, it is possible that there could be a material adverse impact from potential adjustments of the carrying amount of trade receivables if the cash flows of the Company’s customers are adversely impacted by inflation. As of June 30, 2023, the Company has not had significant credit losses.

As of June 30, 2023, the carrying amount of cash and cash equivalents of $213,338 and accounts receivable of $335,402 recorded in the Interim Consolidated Balance Sheet, net of any allowances for losses, represent the Company’s maximum exposure to credit risk.

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
(c)
On June 15, 2023, the European Commission announced that it has closed its two-year cartel investigation into the wood pulp sector in Europe after it concluded that there was insufficient ground to further pursue the investigation. The investigation was started in 2021 to investigate if there was an infringement of European Union competition law.

FORM 10-Q

QUARTERLY REPORT - PAGE 22

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

QUARTERLY REPORT - PAGE 23

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this document: (i) unless the context otherwise requires, references to “we”, “our”, “us”, the “Company” or “Mercer” mean Mercer International Inc. and its subsidiaries; (ii) references to “Mercer Inc.” mean the Company excluding its subsidiaries; (iii) information is provided as of June 30, 2023, unless otherwise stated; (iv) our reporting currency is dollars and references to “€” mean euros and “C$” mean Canadian dollars; (v) “ADMTs” refers to air-dried metric tonnes; (vi) “m3” means cubic meters; (vii) “NBSK” refers to northern bleached softwood kraft; (viii) “NBHK” refers to northern bleached hardwood kraft; (ix) “MW” refers to megawatts and “MWh” refers to megawatt hours; (x) “Mfbm” refers to thousand board feet of lumber and “MMfbm” mean million board feet of lumber; and (xi) our lumber metrics are converted from cubic meters to Mfbm using a conversion ratio of 1.6 cubic meters to one Mfbm, which is the ratio commonly used in the industry.

Due to rounding, numbers presented throughout this report may not add up precisely to totals we provide and percentages may not precisely reflect the absolute figure.

The following discussion and analysis of our results of operations and financial condition for the three and six month periods ended June 30, 2023 should be read in conjunction with our Interim Consolidated Financial Statements and related notes included in this quarterly report, as well as our most recent annual report on Form 10-K for the fiscal year ended December 31, 2022 filed with the Securities and Exchange Commission, referred to as the “SEC”.

Results of Operations

General

On June 15, 2023, we acquired substantially all of the assets of Structurlam Mass Timber Corporation and its subsidiaries (“Structurlam”), including a mass timber production facility located in Conway, Arkansas and mass timber production facilities in British Columbia, Canada, for cash consideration of $82.1 million.

We have two reportable operating segments:

•
Pulp – consists of the manufacture, sale and distribution of pulp, electricity and chemicals at our pulp mills.
•
Solid Wood – consists of the manufacture, sale and distribution of lumber, manufactured products (including cross-laminated timber, referred to as “CLT”, glulam and finger joint lumber), wood pallets, electricity, biofuels and wood residuals at our sawmills and other facilities in Germany and our mass timber facilities in North America which include the recently acquired U.S. and Canadian facilities from the Structurlam group of companies.

Each segment offers primarily different products and requires different manufacturing processes, technology and sales and marketing.

Commencing in the third quarter of 2022 and after our acquisition of the Torgau facility, we have included the mass timber results within our solid wood segment, which has been reflected retroactively. Previously they were included in our corporate and other segment.

Current Market Environment

In the second quarter of 2023, overall both pulp and lumber markets were generally weak. In the current quarter of 2023, our pulp sales realizations decreased in all of our key markets compared to the first quarter of 2023 primarily due to inflationary pressures negatively impacting paper demand. Our lumber sales realization modestly increased compared to the prior quarter of 2023 due to some recovery of prices in both the U.S. and European markets as customer demand increased because of comparatively low prices.

As we move into the third quarter, we currently expect overall stable prices for pulp as a result of reaching floor pricing and the easing of inflationary pressures permitting some modest price recovery in the later part of the quarter.

FORM 10-Q

QUARTERLY REPORT - PAGE 24

As of June 30, 2023, third party industry quoted NBSK list prices in Europe and North America were approximately $1,200 per ADMT and $1,420 per ADMT, respectively and NBSK net prices in China were approximately $648 per ADMT. Prices for China are net of discounts, allowances and rebates.

In our solid wood segment, we currently expect lumber prices to modestly increase in the third quarter due to higher demand from the U.S. market caused by stable residential construction and low customer inventory levels. In addition, we currently expect to see continued strong growth in our mass timber operations.

Per unit fiber costs for the pulp segment modestly decreased in the second quarter of 2023 compared to the first quarter of 2023 as lower per unit fiber costs for our German mills due to stable supply were mostly offset by higher per unit fiber costs for our Canadian mills as a result of strong fiber demand and reduced wood chip availability caused by sawmill curtailments. Per unit fiber costs for our solid wood segment modestly increased as a result of strong fiber demand. For the third quarter of 2023, we currently expect lower per unit fiber costs for our pulp mills due to stable supply and increased wood chip availability as a result of stronger sawmill production. In our solid wood segment, we currently expect stable per unit fiber costs.

Summary Financial Highlights

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands, other than per share amounts)
Statement of Operations Data
Pulp segment revenues	$402,694	$460,304	$803,095	$946,235
Solid wood segment revenues	126,050	110,985	247,064	215,782
Corporate and other revenues	1,119	1,037	2,370	3,050
Total revenues	$529,863	$572,326	$1,052,529	$1,165,067

Pulp segment operating income (loss)	$(83,459)	$75,471	$(70,688)	$161,707
Solid wood segment operating income (loss)	(22,493)	43,726	(49,562)	82,027
Corporate and other operating loss	(2,880)	(5,166)	(8,703)	(7,352)
Total operating income (loss)	$(108,832)	$114,031	$(128,953)	$236,382

Pulp segment depreciation and amortization	$27,783	$27,001	$55,182	$54,685
Solid wood segment depreciation and amortization	12,126	3,792	32,024	7,986
Corporate and other depreciation and amortization	243	235	537	473
Total depreciation and amortization	$40,152	$31,028	$87,743	$63,144

Operating EBITDA (1)	$(68,680)	$145,059	$(41,210)	$299,526
Income tax recovery (provision)	$27,479	$(34,126)	$32,835	$(58,362)
Net income (loss)	$(98,306)	$71,372	$(128,884)	$160,269
Net income (loss) per common share
Basic	$(1.48)	$1.08	$(1.94)	$2.43
Diluted	$(1.48)	$1.07	$(1.94)	$2.41
Common shares outstanding at period end	66,525	66,167	66,525	66,167

(1)
The following table provides a reconciliation of net income (loss) to operating income (loss) and Operating EBITDA for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Net income (loss)	$(98,306)	$71,372	$(128,884)	$160,269
Income tax provision (recovery)	(27,479)	34,126	(32,835)	58,362
Interest expense	20,091	17,332	39,138	34,796
Other income	(3,138)	(8,799)	(6,372)	(17,045)
Operating income (loss)	(108,832)	114,031	(128,953)	236,382
Add: Depreciation and amortization	40,152	31,028	87,743	63,144
Operating EBITDA	$(68,680)	$145,059	$(41,210)	$299,526

FORM 10-Q

QUARTERLY REPORT - PAGE 25

Selected Production, Sales and Other Data

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Pulp Segment
Pulp production ('000 ADMTs)
NBSK	450.7	418.3	880.7	853.8
NBHK	24.9	51.6	97.3	108.4
Annual maintenance downtime ('000 ADMTs)	24.5	54.2	38.0	54.2
Annual maintenance downtime (days)	25	43	35	43
Pulp sales ('000 ADMTs)
NBSK	473.6	405.7	852.1	910.8
NBHK	63.3	65.8	120.7	115.8
Average NBSK pulp prices ($/ADMT)(1)
Europe	1,247	1,437	1,312	1,383
China	668	1,008	780	954
North America	1,510	1,743	1,593	1,635
Average NBHK pulp prices ($/ADMT)(1)
China	483	815	597	742
North America	1,277	1,517	1,400	1,414
Average pulp sales realizations ($/ADMT)(2)
NBSK	706	890	769	847
NBHK	602	843	700	780
Energy production ('000 MWh)(3)	538.3	496.6	1,073.0	1,028.1
Energy sales ('000 MWh)(3)	207.7	199.3	404.6	394.0
Average energy sales realizations ($/MWh)(3)	101	186	114	186
Solid Wood Segment
Lumber
Production (MMfbm)	122.3	112.2	256.3	227.8
Sales (MMfbm)	133.9	111.0	273.7	220.9
Average sales realizations ($/Mfbm)	443	867	436	854
Energy
Production and sales ('000 MWh)	41.9	25.5	82.4	50.0
Average sales realizations ($/MWh)	128	198	134	205
Manufactured products(4)
Production ('000 m3)	3.2	7.5	4.0	13.0
Sales ('000 m3)	6.1	6.6	10.4	12.2
Average sales realizations ($/m3)	2,243	954	1,587	824
Pallets
Production ('000 units)	2,747.2	—	5,627.4	—
Sales ('000 units)	2,882.7	—	5,825.2	—
Average sales realizations ($/unit)	11	—	12	—
Biofuels(5)
Production ('000 tonnes)	43.6	—	76.2	—
Sales ('000 tonnes)	40.4	—	66.2	—
Average realizations ($/tonne)	254	—	277	—
Average Spot Currency Exchange Rates
$ / €(6)	1.0888	1.0646	1.0810	1.0929
$ / C$(6)	0.7447	0.7836	0.7420	0.7866

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
(4)
Manufactured products primarily includes CLT and finger joint lumber.
(5)
Biofuels includes pellets and briquettes.
(6)
Average Federal Reserve Bank of New York Noon Buying Rates over the reporting period.

FORM 10-Q

QUARTERLY REPORT - PAGE 26

Consolidated – Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022

Total revenues in the second quarter of 2023 decreased by approximately 7% to $529.9 million from $572.3 million in the same quarter of 2022 primarily due to lower pulp, lumber and energy sales realizations partially offset by higher sales volumes and the inclusion of Torgau.

Costs and expenses in the second quarter of 2023 increased by approximately 39% to $638.7 million from $458.3 million in the second quarter of 2022 primarily due to the inclusion of Torgau, a non-cash inventory impairment of $51.4 million or $0.77 per share at our Canadian pulp mills, higher sales volumes and higher per unit fiber costs. The impairment charges were primarily caused by lower pulp sales realizations and higher per unit fiber costs. In the second quarter of 2023, we received an aggregate of $22.0 million of insurance proceeds relating to the 2021 turbine downtime at our Rosenthal mill and the July 2022 fire at our Stendal mill.

In the second quarter of 2023, cost of sales depreciation and amortization increased by approximately 29% to $40.1 million from $31.0 million in the same quarter of 2022 primarily caused by the inclusion of Torgau.

Selling, general and administrative expenses increased by approximately 37% to $32.4 million in the second quarter of 2023 from $23.6 million in the same quarter of 2022 primarily because of the inclusion of Torgau and higher employee compensation.

In the second quarter of 2023, operating loss was $108.8 million compared to operating income of $114.0 million in the same quarter of 2022 primarily due to lower pulp, lumber and energy sales realizations, higher per unit fiber costs and the non-cash inventory impairment at our Canadian pulp mills partially offset by higher sales volumes and the receipt of insurance proceeds.

Interest expense in the second quarter of 2023 increased to $20.1 million from $17.3 million in the same quarter of 2022 caused by higher borrowings on our revolving credit facilities and higher interest rates.

In the second quarter of 2023, other income was $3.1 million compared to $8.8 million in the same quarter of 2022. Other income in the second quarter of 2023 primarily consisted of interest earned on cash and in the second quarter of 2022 other income primarily consisted of foreign exchange gains on dollar denominated cash held at our operations, as the dollar strengthened in the quarter.

During the second quarter of 2023, we had an income tax recovery of $27.5 million or an effective tax rate of 22% as we do not recognize a tax recovery for certain entities for which we do not currently expect to realize a tax benefit. In the comparative quarter of 2022, we had an income tax provision of $34.1 million or an effective tax rate of 32%.

For the second quarter of 2023, net loss was $98.3 million, or $1.48 per share, compared to net income of $71.4 million, or $1.08 per basic share and $1.07 per diluted share in the same quarter of the prior year.

In the second quarter of 2023, Operating EBITDA decreased to negative $68.7 million from positive $145.1 million in the same quarter of 2022 primarily due to lower pulp, lumber and energy sales realizations, higher per unit fiber costs and the non-cash inventory impairment at our Canadian mills partially offset by higher sales volumes and insurance proceeds.

Operating Results by Business Segment

None of the income or loss items following operating income (loss) in our Interim Consolidated Statements of Operations are allocated to our segments, since those items are reviewed separately by management.

FORM 10-Q

QUARTERLY REPORT - PAGE 27

Pulp Segment – Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022

Selected Financial Information

	Three Months Ended June 30,
	2023	2022
	(in thousands)
Pulp revenues	$374,175	$418,579
Energy and chemical revenues	$28,519	$41,725
Depreciation and amortization	$27,783	$27,001
Operating income (loss)	$(83,459)	$75,471

Our pulp segment revenues declined approximately 13% to $402.7 million from $460.3 million in the same quarter of 2022 primarily because of generally weak pulp markets and lower energy revenues.

Pulp revenues in the second quarter of 2023 decreased by approximately 11% to $374.2 million from $418.6 million in the same quarter of 2022 due to lower sales realizations only partially offset by higher sales volumes.

Energy and chemical revenues decreased by approximately 32% to $28.5 million in the second quarter of 2023 from $41.7 million in the same quarter of 2022 as a result of lower energy sales realizations.

Total pulp production modestly increased to 475,615 ADMTs in the second quarter of 2023 from 469,845 ADMTs in the same quarter of 2022 primarily due to overall stable production at all of our mills.

In the second quarter of 2023, our pulp mills had 60 days of downtime (approximately 59,000 ADMTs) which included 25 days for annual maintenance downtime and 35 days for market curtailment at the Peace River and Cariboo mills. In the comparative quarter of 2022, our pulp mills had 49 days of downtime (62,600 ADMTs) comprised of 43 days of annual maintenance downtime and an additional six days at our Celgar mill due a slower than planned start up.

In the third quarter of 2023, at our pulp mills we currently expect a total of 44 days of downtime (54,800 ADMTs) comprised of 14 days of annual maintenance downtime and an aggregate of approximately 30 days downtime because of a lack of availability of railcars for our Celgar mill and market weakness.

We estimate that annual maintenance downtime in the second quarter of 2023 adversely impacted our operating loss by approximately $21.7 million, comprised of approximately $20.8 million in direct out-of-pocket expenses and the balance in reduced production.

Total pulp sales volumes increased by approximately 14% to 536,878 ADMTs in the second quarter of 2023 from 471,537 ADMTs in the same quarter of 2022 primarily because of stronger customer demand resulting from lower prices.

In the second quarter of 2023, third party industry quoted average list prices for NBSK pulp decreased in Europe, North America and China from the same quarter of 2022. Average third party industry quoted list prices for NBSK pulp in Europe and North America were approximately $1,247 per ADMT and $1,510 per ADMT, respectively, in the second quarter of 2023 compared to approximately $1,437 per ADMT and $1,743 per ADMT, respectively, in the same quarter of 2022. Average third party industry quoted NBSK net prices in China were approximately $668 per ADMT in the second quarter of 2023 compared to approximately $1,008 per ADMT in the same quarter of 2022. Prices quoted for China are net of discounts, allowances and rebates whereas quoted prices for Europe and North America are before applicable discounts, allowances and rebates.

Our average NBSK pulp sales realizations decreased by approximately 21% to $706 per ADMT in the second quarter of 2023 from approximately $890 per ADMT in the same quarter of 2022. In the current quarter, our average NBHK pulp sales realizations decreased by approximately 29% compared to the same quarter of 2022.

In the second quarter of 2023 compared to the same quarter of 2022, we had a positive impact of approximately $2.5 million in operating loss due to foreign exchange.

FORM 10-Q

QUARTERLY REPORT - PAGE 28

In the second quarter of 2023, as a result of lower pulp sales realizations and higher per unit fiber costs, we recorded non-cash inventory impairment charges at our Canadian mills of $51.4 million of which $26.3 million related to hardwood fiber inventory and pulp at our Mercer Peace River mill. In the current quarter, on average, hardwood pulp prices in China declined by over $225 per tonne or approximately 32%. Additionally, our Peace River mill had materially built up its hardwood fiber inventory in connection with the start-up of its new woodroom which commenced operations in the recent quarter.

Costs and expenses in the second quarter of 2023 increased by approximately 26% to $486.3 million from $384.8 million in the second quarter of 2022 primarily due to inventory impairment charges at our Canadian mills, higher pulp sales volumes and higher per unit fiber costs partially offset by the receipt of insurance proceeds in 2023.

In the second quarter of 2023 per unit fiber costs increased by approximately 22% from the same quarter of 2022 due to higher per unit fiber costs for all of our mills. Our German mills had higher per unit fiber costs as a result of strong demand from other wood consumers such as heating pellet manufacturers. For our Canadian mills, per unit fiber costs increased due to strong demand in the mills' fiber baskets and for our Celgar mill a decrease in the availability of wood chips because of regional sawmill curtailments. We currently expect per unit fiber costs to decrease in the third quarter of 2023 because of a more stable supply and increased wood chip availability as a result of stronger sawmill production.

Transportation costs increased by approximately 12% to $48.3 million in the second quarter of 2023 from $43.2 million in the same quarter of 2022 primarily caused by higher pulp sales volumes.

In the second quarter of 2023, depreciation and amortization modestly increased to $27.8 million from $27.0 million in the same quarter of 2022 as a result of completing capital projects.

In the second quarter of 2023, pulp segment operating loss was $83.5 million compared to operating income of $75.5 million in the same quarter of 2022 primarily as a result of lower pulp and energy sales realizations, the non-cash inventory impairment at our Canadian pulp mills and higher per unit fiber costs partially offset by the receipt of insurance proceeds of $22.0 million and higher pulp sales volumes.

Solid Wood Segment – Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022

Selected Financial Information

	Three Months Ended June 30,
	2023	2022
	(in thousands)
Lumber revenues	$59,264	$96,268
Energy revenues	$5,360	$5,055
Manufactured products revenues(1)	$15,989	$6,295
Pallet revenues	$32,675	$—
Biofuel revenues(2)	$10,242	$—
Wood residuals revenues	$2,520	$3,367
Depreciation and amortization	$12,126	$3,792
Operating income (loss)	$(22,493)	$43,726

(1)
Manufactured products primarily includes CLT and finger joint lumber.
(2)
Biofuels includes pellets and briquettes.

In the second quarter of 2023, solid wood segment revenues increased by approximately 14% to $126.1 million from $111.0 million in the same quarter of 2022 primarily as a result of the inclusion of Torgau and the ramping up of our mass timber operations partially offset by lower lumber revenues.

In the second quarter of 2023, lumber revenues decreased by approximately 38% to $59.3 million from $96.3 million in the same quarter of 2022 due to lower sales realizations partially offset by higher sales volumes. In the second quarter of 2023, both U.S. and European realized lumber prices were lower because of decreased demand as a result of higher interest rates and an uncertain economic outlook compared to the same quarter of 2022. The U.S. market accounted for approximately 58% of our lumber revenues and approximately 54% of our lumber sales volumes in the

FORM 10-Q

QUARTERLY REPORT - PAGE 29

second quarter of 2023. The majority of the balance of our lumber sales were to Europe.

In the second quarter of 2023, our mass timber facility continued its ramp up of operations and increased its revenues to $16.0 million from $6.3 million in the comparative quarter of 2022 as a result of both higher CLT sales volumes and realizations.

Energy and wood residuals revenues in the second quarter of 2023 decreased by approximately 6% to $7.9 million from $8.4 million in the same quarter of 2022 primarily caused by lower sales realizations.

Pallet revenues of $32.7 million and biofuel revenues of $10.2 million in the second quarter of 2023 are from the inclusion of Torgau.

In the second quarter of 2023, lumber production increased by approximately 9% to 122.3 MMfbm from 112.2 MMfbm in the same quarter of 2022 as a result of the inclusion of Torgau and modestly higher production at our Friesau mill.

Lumber sales volumes increased by approximately 21% to 133.9 MMfbm in the second quarter of 2023 from 111.0 MMfbm in the same quarter of 2022 primarily due to higher production and increased customer demand caused by lower prices.

Average lumber sales realizations decreased by approximately 49% to $443 per Mfbm in the second quarter of 2023 from approximately $867 per Mfbm in the same quarter of 2022 as a result of lower demand in both the U.S. and European markets.

Manufactured products sales realizations increased to $2,243 per m3 in the second quarter of 2023 from $954 per m3 in the second quarter of 2022 as a result of higher CLT sales volumes.

Fiber costs were approximately 80% of our lumber cash production costs in the second quarter of 2023. In the second quarter of 2023, per unit fiber costs for lumber production increased by approximately 7% compared to the same quarter of 2022. Higher per unit fiber costs were due to strong fiber demand in Germany. We currently expect stable per unit fiber costs in the third quarter of 2023.

In the second quarter of 2023, depreciation and amortization increased to $12.1 million compared to $3.8 million in the same quarter of 2022 caused by the inclusion of Torgau and the completion of capital projects.

Transportation costs in the second quarter of 2023 increased by approximately 30% to $16.4 million from $12.6 million in the same quarter of 2022 primarily as a result of the inclusion of Torgau.

In the second quarter of 2023, operating loss was $22.5 million compared to operating income of $43.7 million in the same quarter of 2022 primarily due to lower sales realizations.

Consolidated ‑ Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022

Total revenues for the first half of 2023 decreased by approximately 10% to $1,052.5 million from $1,165.1 million in the first half of 2022 primarily due to lower lumber, pulp and energy sales realizations and lower pulp sales volumes partially offset by the inclusion of Torgau and higher lumber sales volumes.

Costs and expenses in the first half of 2023 increased by approximately 27% to $1,181.5 million from $928.7 million in the first half of 2022 primarily caused by the inclusion of Torgau, higher per unit fiber and chemical costs and inventory impairment charges at our Canadian pulp mills of $66.6 million which were primarily non-cash. The impairment charges were primarily the result of lower pulp sales realizations and higher per unit fiber costs. These increases were partially offset by lower pulp sales volumes, the receipt of $29.5 million of insurance proceeds and the net positive impact of a stronger dollar on our Canadian dollar denominated costs and expenses.

In the first half of 2023, cost of sales depreciation and amortization increased to $87.6 million from $63.1 million in the same period of 2022 due to the inclusion of Torgau.

FORM 10-Q

QUARTERLY REPORT - PAGE 30

Selling, general and administrative expenses increased by approximately 45% to $66.3 million in the first half of 2023 from $45.8 million in the first half of 2022 primarily because of the inclusion of Torgau and higher employee compensation.

In the first half of 2023, our operating loss was $129.0 million compared to operating income of $236.4 million in the same period of 2022 primarily due to lower lumber, pulp and energy sales realizations, higher per unit fiber and chemical costs and the inventory impairment charges at our Canadian mills partially offset by insurance proceeds received in the first half of 2023 and the net positive impact of a stronger dollar on our Canadian dollar denominated expenses.

Interest expense in the first half of 2023 increased to $39.1 million from $34.8 million in the same period of 2022 primarily caused by higher borrowings on our revolving credit facilities and higher interest rates.

In the first half of 2023, other income decreased to $6.4 million from $17.0 million in the same period of 2022. Other income in the first half of 2023 primarily consisted of interest earned on cash and in the first half of 2022 primarily consisted of foreign exchange gains on dollar denominated cash held at our operations, as the dollar strengthened in 2022.

During the first half of 2023, we had an income tax recovery of $32.8 million or an effective tax rate of 20% as we do not recognize a tax recovery for certain entities for which we do not currently expect to realize a tax recovery. In the same period of 2022, the provision for income taxes was $58.4 million or an effective tax rate of 27%.

In the first half of 2023, Operating EBITDA was negative $41.2 million compared to a positive $299.5 million in the same period of 2022 primarily due to lower lumber, pulp and energy sales realizations, higher per unit fiber and chemical costs and the non-cash inventory impairment at our Canadian pulp mills partially offset by insurance proceeds received in the first half of 2023 and the net positive impact of a stronger dollar on our Canadian dollar denominated expenses.

Operating Results by Business Segment

None of the income or loss items following operating income (loss) in our Interim Consolidated Statements of Operations are allocated to our segments, since those items are reviewed separately by management.

Pulp Segment ‑ Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022

Selected Financial Information

	Six Months Ended June 30,
	2023	2022
	(in thousands)
Pulp revenues	$743,831	$865,490
Energy and chemical revenues	$59,264	$80,745
Depreciation and amortization	$55,182	$54,685
Operating income (loss)	$(70,688)	$161,707

In the first half of 2023, pulp segment revenues declined approximately 15% to $803.1 million from $946.2 million reflecting overall weaker pulp markets and lower energy revenues.

Pulp revenues in the first half of 2023 decreased by approximately 14% to $743.8 million from $865.5 million in the same period of 2022 due to lower sales realizations and lower sales volumes.

Energy and chemical revenues decreased by approximately 27% to $59.3 million in the first half of 2023 from $80.7 million in the same period of 2022 as a result of lower energy sales realizations.

Pulp production modestly increased to 977,987 ADMTs in the first half of 2023 from 962,133 ADMTs in the same period of 2022 primarily due to stable production. In the first half of 2023, our pulp mills had 70 days of downtime (approximately 72,500 ADMTs) which included a total of 35 days of annual maintenance downtime and 35 days for

FORM 10-Q

QUARTERLY REPORT - PAGE 31

market curtailment at the Peace River and Cariboo mills. In the first half of 2022, our pulp mills had 49 days of downtime (62,600 ADMTs) comprised of 43 days of annual maintenance downtime and an additional six days at our Celgar mill caused by slower than planned start up.

We estimate that annual maintenance downtime in the first half of 2023 adversely impacted our operating loss by approximately $26.4 million, comprised of approximately $21.6 million in direct out-of-pocket expenses and the balance in reduced production.

Pulp sales volumes decreased by approximately 5% to 972,851 ADMTs in the first half of 2023 from 1,026,572 ADMTs in the same period of 2022 primarily due to weaker demand in early 2023.

In the first half of 2023, prices for NBSK pulp decreased from the same period of 2022, largely as a result of weaker demand. Average list prices for NBSK pulp in Europe and North America were approximately $1,312 per ADMT and $1,593 per ADMT, respectively in the first half of 2023 compared to approximately $1,383 per ADMT and $1,635 per ADMT, respectively, in the same period of 2022. Average NBSK net prices in China were approximately $780 per ADMT in the first half of 2023 compared to approximately $954 per ADMT in the first half of 2022.

Average NBSK pulp sales realizations decreased by approximately 9% to $769 per ADMT in the first half of 2023 from approximately $847 per ADMT in the same period of 2022. In the first half of 2023, average NBHK pulp sales realizations decreased by approximately 10% from the same period of 2022.

In the first half of 2023, primarily as a result of the effect of the strengthening dollar on our Canadian dollar denominated costs and expenses, we recorded a net positive impact of approximately $21.2 million in operating loss due to foreign exchange compared to the same period of 2022.

In the first half of 2023, we recorded inventory impairment charges at our Canadian mills of $66.6 million which were primarily non-cash. The impairment charges were primarily caused by lower pulp sales realizations and higher per unit fiber costs.

Costs and expenses in the first half of 2023 increased by approximately 11% to $874.3 million from $784.5 million in the first half of 2022 primarily due to higher per unit fiber and chemical costs and inventory impairment charges at our Canadian mills partially offset by lower pulp sales volumes, the receipt of $29.5 million of insurance proceeds in the first half of 2023, relating to the 2021 turbine downtime at the Rosenthal mill and the July 2022 fire at the Stendal mill, and the positive impact of a stronger dollar.

On average, in the first half of 2023 overall per unit fiber costs increased by approximately 29% from the same period of 2022 due to higher per unit fiber costs for all of our mills. Our German mills had higher per unit fiber costs as a result of strong demand from other wood consumers such as heating pellet manufacturers in response to energy shortages caused by the war in Ukraine. For our Canadian mills, per unit fiber costs increased as a result of strong demand in the mills' fiber baskets and for our Celgar mill a decrease in the availability of wood chips because of regional sawmill curtailments.

Transportation costs for our pulp segment decreased by approximately 8% to $83.7 million in the first half of 2023 from $91.1 million in the same period of 2022 primarily caused by lower pulp sales volumes.

In the first half of 2023, depreciation and amortization increased to $55.2 million from $54.7 million in the same period of 2022 due to the completion of capital projects.

In the first half of 2023, the pulp segment had an operating loss of $70.7 million from operating income of $161.7 million in the same period of 2022 primarily as a result of lower pulp and energy sales realizations, higher per unit fiber and chemical costs and the non-cash inventory impairment at our Canadian mills partially offset by the receipt of insurance proceeds in the first half of 2023 and the positive impact of a stronger dollar.

FORM 10-Q

QUARTERLY REPORT - PAGE 32

Solid Wood Segment ‑ Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022

Selected Financial Information

	Six Months Ended June 30,
	2023	2022
	(in thousands)
Lumber revenues	$119,303	$188,634
Energy revenues	$11,055	$10,232
Manufactured products revenues(1)	$21,793	$10,059
Pallet revenues	$68,850	$—
Biofuel revenues(2)	$18,377	$—
Wood residuals revenues	$7,686	$6,857
Depreciation and amortization	$32,024	$7,986
Operating income (loss)	$(49,562)	$82,027

(1)
Manufactured products primarily includes CLT and finger joint lumber.
(2)
Biofuels includes pellets and briquettes.

In the first half of 2023, solid wood segment revenues increased by approximately 15% to $247.1 million from $215.8 million in the same period of 2022 primarily because of the inclusion of Torgau and the ramping up of our mass timber operations partially offset by the decline in lumber revenues.

In the first half of 2023, lumber revenues decreased by approximately 37% to $119.3 million from $188.6 million in the same period of 2022 primarily caused by lower sales realizations partially offset by higher sales volumes. In the first half of 2023, both U.S. and European realized lumber prices were lower because of decreased demand as a result of higher interest rates and an uncertain economic outlook compared to the same period of 2022. The U.S. market accounted for approximately 56% of our lumber revenues and approximately 52% of our lumber sales volumes in the first half of 2023. The majority of the balance of our lumber sales were to Europe.

Energy and wood residual revenues increased by approximately 9% to $18.7 million in the first half of 2023 from $17.1 million in the same period of 2022 primarily due to the inclusion of Torgau.

In the first half of 2023, our mass timber business continued to ramp up operations and manufactured products revenues more than doubled to $21.8 million from $10.1 million in the same period of 2022.

Pallet revenues of $68.9 million and biofuel revenues of $18.4 million in the first half of 2023 are from the inclusion of Torgau.

Lumber production increased by approximately 13% to 256.3 MMfbm in the first half of 2023 from 227.8 MMfbm in the same period of 2022 as a result of realizing the benefits of the upgrades at the Friesau mill and the inclusion of Torgau.

Average lumber sales realizations decreased to $436 per Mfbm in the first half of 2023 from approximately $854 per Mfbm in the same period of 2022 caused by lower demand in both the U.S. and European markets. Demand was negatively impacted by concerns over rising interest rates, inflationary pressures and an uncertain economic outlook.

Manufactured products sales realizations increased to $1,587 per m3 in the first half of 2023 from $824 per m3 in the same period of 2022 as a result of higher CLT sales volumes.

Fiber costs were approximately 80% of our lumber cash production costs in the first half of 2023. In the first half of 2023, per unit fiber costs for lumber production increased by approximately 6% compared to the same period of 2022. Higher per unit fiber costs were due to strong fiber demand in Germany.

In the first half of 2023, depreciation and amortization increased to $32.0 million from $8.0 million in the same period of 2022 primarily because of the inclusion of Torgau. Torgau’s amortization included $8.3 million for the order backlog intangible asset acquired, which is now fully amortized.

FORM 10-Q

QUARTERLY REPORT - PAGE 33

Transportation costs for our solid wood segment in the first half of 2023 increased by approximately 42% to $34.0 million from $24.0 million in the same period of 2022 primarily due to the inclusion of Torgau and higher lumber sales volumes.

In the first half of 2023, operating loss was $49.6 million compared to operating income of $82.0 million in the same period of 2022 primarily because of lower sales realizations.

Liquidity and Capital Resources

Summary of Cash Flows

	Six Months Ended June 30,
	2023	2022
	(in thousands)
Net cash from (used in) operating activities	$(34,952)	$223,351
Net cash used in investing activities	(150,376)	(148,344)
Net cash from financing activities	45,409	5,189
Effect of exchange rate changes on cash and cash equivalents	(775)	(5,945)
Net increase (decrease) in cash and cash equivalents	$(140,694)	$74,251

We operate in a cyclical industry and our operating cash flows vary accordingly. Our principal operating cash expenditures are for fiber, labor and chemicals. Working capital levels fluctuate throughout the year and are affected by maintenance downtime, changing sales patterns, seasonality and the timing of receivables and sales and the payment of payables and expenses.

Cash Flows from (used in) Operating Activities. Cash used in operating activities was $35.0 million in the six months ended June 30, 2023 compared to cash provided of $223.4 million in the comparative period of 2022. A decrease in accounts receivable provided cash of $23.5 million in the six months ended June 30, 2023 and $13.4 million in the same period of 2022. Inventory impairments of $66.6 million were recorded in the six months ended June 30, 2023, adjusting for these impairments an increase in inventories used cash of $27.6 million in the six months ended June 30, 2023 and $15.1 million in the same period of 2022. A decrease in accounts payable and accrued expenses used cash of $7.2 million in the six months ended June 30, 2023 and an increase in accounts payable and accrued expenses provided cash of $3.2 million in the same period of 2022.

Cash Flows from (used in) Investing Activities. Investing activities in the six months ended June 30, 2023 used cash of $150.4 million primarily related to the acquisition of Structurlam for $82.1 million and capital expenditures of $72.9 million. In the six months ended June 30, 2023, capital expenditures primarily related to costs to complete the Rosenthal lignin plant, upgrades to the wood rooms at our Canadian mills and maintenance and optimization projects at our German mills. In the first half of 2023, we received $2.7 million of insurance proceeds for our property damage claim related to the fire at our Stendal mill. Investing activities in the six months ended June 30, 2022 used cash of $148.3 million primarily related to capital expenditures of $80.3 million and our transferring $75.0 million into a six month term deposit. In the first half of 2022, we received the final payment of $6.4 million of insurance proceeds for our property damage claim related to the Peace River recovery boiler.

Cash Flows from (used in) Financing Activities. In the six months ended June 30, 2023, financing activities provided cash of $45.4 million. In the six months ended June 30, 2023, we borrowed approximately $54.4 million under our revolving credit facilities and we paid dividends of $5.0 million. In the six months ended June 30, 2022, financing activities provided cash of $5.2 million. In the first half of 2022, we borrowed $17.4 million under our revolving credit facilities and received $1.1 million in government grants to partially finance innovation and greenhouse gas emission reduction capital projects at our Canadian mills. In the six months ended June 30, 2022, we paid dividends of $5.0 million.

FORM 10-Q

QUARTERLY REPORT - PAGE 34

Balance Sheet Data

The following table is a summary of selected financial information as of the dates indicated:

	June 30,	December 31,
	2023	2022
	(in thousands)
Cash and cash equivalents	$213,338	$354,032
Working capital	$628,881	$800,114
Total assets	$2,633,369	$2,725,037
Long-term liabilities	$1,529,436	$1,508,192
Total shareholders' equity	$733,469	$838,784

Sources and Uses of Funds

Our principal sources of funds are cash flows from operations and cash and cash equivalents on hand. Our principal uses of funds consist of operating expenditures, capital expenditures and interest payments on our senior notes.

The following table sets out our total capital expenditures and interest expense for the periods indicated:

	Six Months Ended June 30,
	2023	2022
	(in thousands)
Capital expenditures	$72,911	$80,321
Cash paid for interest expense(1)	$36,861	$33,237
Interest expense(2)	$39,138	$34,796

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

As of June 30, 2023, we had cash and cash equivalents of $213.3 million and approximately $232.3 million available under our revolving credit facilities and as a result aggregate liquidity of about $445.6 million.

We have reduced our planned capital expenditures for fiscal 2023 and expect them to be between $130 to $150 million.

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

QUARTERLY REPORT - PAGE 35

Debt Covenants

Certain of our long-term obligations contain various financial tests and covenants customary to these types of arrangements. See our annual report on Form 10-K for the fiscal year ended December 31, 2022.

As of June 30, 2023, we were in full compliance with all of the covenants of our indebtedness.

Off-Balance Sheet Arrangements

As of June 30, 2023, we did not have any off-balance sheet arrangements (as defined in Item 303(a)(4)(ii) of Regulation S-K).

Contractual Obligations and Commitments

There were no material changes outside the ordinary course to any of our material contractual obligations during the three months ended June 30, 2023.

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

As a result of the weakening of the dollar versus the euro and Canadian dollar as of June 30, 2023, we recorded a non-cash increase of $30.9 million in the carrying value of our net assets, consisting primarily of our property, plant and equipment denominated in euros and Canadian dollars. This non-cash increase does not affect our net loss, Operating EBITDA or cash but is reflected in our other comprehensive income and as an increase to our total equity. As a result, our accumulated other comprehensive loss decreased to $149.0 million.

Based upon the exchange rate as of June 30, 2023, the dollar has weakened by approximately 2% against the euro and the Canadian dollar since December 31, 2022. See "Quantitative and Qualitative Disclosures about Market Risk".

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

QUARTERLY REPORT - PAGE 36

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

FORM 10-Q

QUARTERLY REPORT - PAGE 37

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

QUARTERLY REPORT - PAGE 38

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

FORM 10-Q

QUARTERLY REPORT - PAGE 39

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

101

The following financial information from the Quarterly Report on Form 10-Q for the fiscal period ended June 30, 2023 of Mercer International Inc., formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Interim Consolidated Statements of Operations; (ii) Interim Consolidated Statements of Comprehensive Income (Loss); (iii) Interim Consolidated Balance Sheets; (iv) Interim Consolidated Statements of Changes in Shareholders' Equity; (v) Interim Consolidated Statements of Cash Flows; and (vi) Notes to the Interim Consolidated Financial Statements.

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 has been formatted in Inline XBRL.

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

Date: August 3, 2023

FORM 10-Q

QUARTERLY REPORT - PAGE 44