Form 10-Q
period 2023-09-30
MERCER INTERNATIONAL INC.
filed 2023-11-02
CIK 1333274

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ NO ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ NO ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of "large accelerated filer", "accelerated filer", "non-accelerated filer", "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

The Registrant had 66,524,866 shares of common stock outstanding as of November 1, 2023.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MERCER INTERNATIONAL INC.

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023

(Unaudited)

FORM 10-Q

QUARTERLY REPORT - PAGE 2

MERCER INTERNATIONAL INC.

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands of U.S. dollars, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues	$470,821	$532,814	$1,523,350	$1,697,881
Costs and expenses
Cost of sales, excluding depreciation and amortization	403,267	367,710	1,430,805	1,187,476
Cost of sales depreciation and amortization	40,884	32,122	128,485	95,223
Selling, general and administrative expenses	30,096	24,259	96,439	70,077
Operating income (loss)	(3,426)	108,723	(132,379)	345,105
Other income (expenses)
Interest expense	(21,863)	(17,935)	(61,001)	(52,731)
Other income	3,317	7,252	9,689	24,297
Total other expenses, net	(18,546)	(10,683)	(51,312)	(28,434)
Income (loss) before income taxes	(21,972)	98,040	(183,691)	316,671
Income tax recovery (provision)	(3,984)	(31,294)	28,851	(89,656)
Net income (loss)	$(25,956)	$66,746	$(154,840)	$227,015
Net income (loss) per common share
Basic	$(0.39)	$1.01	$(2.33)	$3.43
Diluted	$(0.39)	$1.00	$(2.33)	$3.41
Dividends declared per common share	$0.075	$0.075	$0.225	$0.225

INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands of U.S. dollars)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income (loss)	$(25,956)	$66,746	$(154,840)	$227,015
Other comprehensive income (loss)
Gain (loss) related to defined benefit pension plans	81	11	122	(224)
Income tax recovery	—	—	—	62
Gain (loss) related to defined benefit pension plans, net of tax	81	11	122	(162)
Foreign currency translation adjustments	(38,439)	(94,781)	(7,553)	(189,323)
Other comprehensive loss, net of taxes	(38,358)	(94,770)	(7,431)	(189,485)
Total comprehensive income (loss)	$(64,314)	$(28,024)	$(162,271)	$37,530

See accompanying Notes to the Interim Consolidated Financial Statements.

FORM 10-Q

QUARTERLY REPORT - PAGE 3

MERCER INTERNATIONAL INC.

INTERIM CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

	September 30, 2023	December 31, 2022
ASSETS
Current assets
Cash and cash equivalents	$343,725	$354,032
Accounts receivable, net	266,927	351,993
Inventories	422,151	450,470
Prepaid expenses and other	31,697	21,680
Total current assets	1,064,500	1,178,175
Property, plant and equipment, net	1,396,747	1,341,322
Investment in joint ventures	43,933	45,635
Amortizable intangible assets, net	50,322	61,497
Goodwill	33,921	30,937
Operating lease right-of-use assets	17,351	15,049
Pension asset	3,514	4,397
Other long-term assets	44,713	48,025
Total assets	$2,655,001	$2,725,037
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and other	$267,343	$377,306
Pension and other post-retirement benefit obligations	523	755
Total current liabilities	267,866	378,061
Long-term debt	1,589,776	1,346,508
Pension and other post-retirement benefit obligations	10,768	12,178
Operating lease liabilities	11,593	9,475
Other long-term liabilities	14,158	14,072
Deferred income tax	95,388	125,959
Total liabilities	1,989,549	1,886,253
Shareholders’ equity
Common shares $1 par value; 200,000,000 authorized; 66,525,000 issued and outstanding (2022 – 66,167,000)	66,471	66,132
Additional paid-in capital	358,055	354,495
Retained earnings	428,319	598,119
Accumulated other comprehensive loss	(187,393)	(179,962)
Total shareholders’ equity	665,452	838,784
Total liabilities and shareholders’ equity	$2,655,001	$2,725,037

Commitments and contingencies (Note 17)
Subsequent events (Note 8, 11)

See accompanying Notes to the Interim Consolidated Financial Statements.

FORM 10-Q

QUARTERLY REPORT - PAGE 4

MERCER INTERNATIONAL INC.

INTERIM CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(Unaudited)

(In thousands of U.S. dollars)

	Common shares
	Number (thousands of shares)	Amount, at Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Three Months Ended September 30:
Balance as of June 30, 2023	66,525	$66,471	$356,769	$459,264	$(149,035)	$733,469
Stock compensation expense	—	—	1,286	—	—	1,286
Net loss	—	—	—	(25,956)	—	(25,956)
Dividends declared	—	—	—	(4,989)	—	(4,989)
Other comprehensive loss	—	—	—	—	(38,358)	(38,358)
Balance as of September 30, 2023	66,525	$66,471	$358,055	$428,319	$(187,393)	$665,452

Balance as of June 30, 2022	66,167	$66,132	$350,224	$521,274	$(185,508)	$752,122
Stock compensation expense	—	—	1,214	—	—	1,214
Net income	—	—	—	66,746	—	66,746
Dividends declared	—	—	—	(4,963)	—	(4,963)
Other comprehensive loss	—	—	—	—	(94,770)	(94,770)
Balance as of September 30, 2022	66,167	$66,132	$351,438	$583,057	$(280,278)	$720,349

Nine Months Ended September 30:
Balance as of December 31, 2022	66,167	$66,132	$354,495	$598,119	$(179,962)	$838,784
Shares issued on grants of restricted shares	54	35	(35)	—	—	—
Shares issued on grants of performance share units	254	254	(254)	—	—	—
Shares issued on grants of restricted share units	50	50	(50)	—	—	—
Stock compensation expense	—	—	3,899	—	—	3,899
Net loss	—	—	—	(154,840)	—	(154,840)
Dividends declared	—	—	—	(14,960)	—	(14,960)
Other comprehensive loss	—	—	—	—	(7,431)	(7,431)
Balance as of September 30, 2023	66,525	$66,471	$358,055	$428,319	$(187,393)	$665,452

Balance as of December 31, 2021	66,037	$65,988	$347,902	$370,927	$(90,793)	$694,024
Shares issued on grants of restricted shares	35	49	(49)	—	—	—
Shares issued on grants of performance share units	95	95	(95)	—	—	—
Stock compensation expense	—	—	3,680	—	—	3,680
Net income	—	—	—	227,015	—	227,015
Dividends declared	—	—	—	(14,885)	—	(14,885)
Other comprehensive loss	—	—	—	—	(189,485)	(189,485)
Balance as of September 30, 2022	66,167	$66,132	$351,438	$583,057	$(280,278)	$720,349

See accompanying Notes to the Interim Consolidated Financial Statements.

FORM 10-Q

QUARTERLY REPORT - PAGE 5

MERCER INTERNATIONAL INC.

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands of U.S. dollars)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cash flows from (used in) operating activities
Net income (loss)	$(25,956)	$66,746	$(154,840)	$227,015
Adjustments to reconcile net income (loss) to cash flows from operating activities
Depreciation and amortization	40,953	32,144	128,696	95,288
Deferred income tax provision (recovery)	9,520	620	(34,529)	15,627
Inventory impairment (recovery)	(10,000)	—	56,600	—
Defined benefit pension plans and other post-retirement benefit plan expense	621	424	1,518	1,301
Stock compensation expense	1,754	1,214	4,367	3,680
Foreign exchange transaction gains	(4,830)	(11,283)	(4,336)	(24,702)
Other	459	(3,726)	(6,142)	(4,497)
Defined benefit pension plans and other post-retirement benefit plan contributions	(251)	(511)	(1,816)	(2,905)
Changes in working capital
Accounts receivable	65,592	(17,679)	89,102	(4,297)
Inventories	8,543	(8,803)	(19,011)	(23,870)
Accounts payable and accrued expenses	(100,449)	34,323	(107,630)	37,569
Other	(11,290)	(6,809)	(12,265)	(10,198)
Net cash from (used in) operating activities	(25,334)	86,660	(60,286)	310,011
Cash flows from (used in) investing activities
Purchase of property, plant and equipment	(37,391)	(48,554)	(110,302)	(128,875)
Acquisition, net of cash acquired (Note 2)	—	(257,367)	(82,100)	(257,367)
Property insurance proceeds	2,727	1,164	5,437	7,574
Proceeds from government grants	4,642	—	4,642	1,067
Purchase of term deposit	—	—	—	(75,000)
Other	716	405	2,641	972
Net cash from (used in) investing activities	(29,306)	(304,352)	(179,682)	(451,629)
Cash flows from (used in) financing activities
Proceeds from issuance of senior notes	200,000	—	200,000	—
Proceeds from (repayment of) revolving credit facilities, net	(3,129)	99,065	51,278	116,503
Dividend payments	(4,989)	(4,962)	(9,971)	(9,922)
Payment of debt issuance costs	(4,552)	(1,849)	(4,552)	(3,033)
Payment of finance lease obligations	(2,058)	(1,640)	(5,845)	(8,246)
Other	(114)	(27)	(343)	(593)
Net cash from (used in) financing activities	185,158	90,587	230,567	94,709
Effect of exchange rate changes on cash and cash equivalents	(131)	(5,502)	(906)	(11,447)
Net increase (decrease) in cash and cash equivalents	130,387	(132,607)	(10,307)	(58,356)
Cash and cash equivalents, beginning of period	213,338	419,861	354,032	345,610
Cash and cash equivalents, end of period	$343,725	$287,254	$343,725	$287,254

Supplemental cash flow disclosure:
Cash paid for interest	$40,045	$32,107	$76,906	$65,344
Cash paid for income taxes	$45,047	$8,858	$48,281	$69,351

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

Use of Estimates

Preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant management judgment is required in determining the accounting for, among other things, pension and other post-retirement benefit obligations, deferred income taxes (valuation allowance and permanent reinvestment), depreciation and amortization, future cash flows and discount rates associated with impairment testing for long-lived assets and goodwill, the allocation of the purchase price in a business combination to the assets acquired and liabilities assumed, legal liabilities and contingencies. Actual results could differ materially from these estimates and changes in these estimates are recorded when known.

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

The Company’s allocation of the purchase price to the fair value of the assets acquired and liabilities assumed on the acquisition date was finalized during the nine month period ended September 30, 2023. The following table summarizes the purchase price allocation:

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

In July 2022, a fire occurred in the woodyard of the Stendal mill. In September 2022, the Company received written confirmation from the insurance provider that the business interruption and property insurance claim related to the fire is covered. In the three and nine months ended September 30, 2023, the insurance provider paid nonrefundable business interruption insurance payments of €5.0 million ($5,455) and €14.5 million ($15,676), respectively, and property insurance payments of €2.5 million ($2,727) and €5.0 million ($5,437), respectively.

The business interruption and property insurance proceeds for the three and nine months ended September 30, 2023 of €7.5 million ($8,182) and €34.7 million ($37,666), respectively, were recorded in “Cost of sales, excluding depreciation and amortization” in the Interim Consolidated Statements of Operations.

Note 4. Inventories

Inventories as of September 30, 2023 and December 31, 2022, were comprised of the following:

	September 30, 2023	December 31, 2022
Raw materials	$147,658	$160,442
Finished goods	137,062	158,082
Spare parts and other	137,431	131,946
	$422,151	$450,470

For the three months ended September 30, 2023, the Company recorded a net inventory impairment recovery of $10,000 (2022 – $nil) related to the reversal of impairment charges taken earlier in the year as prices for pulp improved. For the nine months ended September 30, 2023, as a result of low pulp prices and high per unit fiber costs for the Canadian mills, the Company recorded net inventory impairment charges of $56,600 (2022 – $nil). The inventory impairment recovery and charges are recorded in "Cost of sales, excluding depreciation and amortization" in the Interim Consolidated Statements of Operations. As of September 30, 2023, $5,900 of the write-down was recorded against raw materials inventory and $3,500 was recorded against finished goods inventory. As of December 31, 2022, there were no inventory write-downs.

Note 5. Property, Plant and Equipment, Net

As a result of the sustained decline in hardwood pulp prices for the Peace River mill in 2023, the Company performed an impairment test as of September 30, 2023 on the long-lived assets of the Peace River mill which had a carrying value of $250,201. The Company compared the carrying values of the mill’s long-lived assets to its estimated future undiscounted cash flows. The carrying value of the mill's long-lived assets was less than the undiscounted cash flows and no impairment was recognized. An impairment assessment requires management to apply judgement in estimating the future cash flows. The significant estimates in the future cash flows include periods of operation, projections of product pricing, production levels, fiber and other production costs and maintenance spending.

Note 6. Goodwill

	September 30, 2023	December 31, 2022
Beginning of period balance	$30,937	$—
Acquisition	—	28,274
Purchase price allocation adjustment	2,939	—
Impact of changes in foreign exchange rate	45	2,663
End of period balance	$33,921	$30,937

FORM 10-Q

QUARTERLY REPORT - PAGE 9

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Note 6. Goodwill (continued)

The Company tests goodwill for impairment annually on August 31 at the reporting unit level. Goodwill was assigned to the Torgau facility, the reporting unit which benefits from the synergies arising from the business combination. The annual impairment test was completed on August 31, 2023 and no impairment was identified.

Note 7. Accounts Payable and Other

Accounts payable and other as of September 30, 2023 and December 31, 2022, were comprised of the following:

	September 30, 2023	December 31, 2022
Trade payables	$61,425	$92,848
Accrued expenses	82,193	96,979
Interest payable	12,226	26,756
Income tax payable	36,590	99,827
Payroll-related accruals	32,192	34,353
Deposits for mass timber sales contracts	2,445	—
Wastewater fee (a)	8,049	8,614
Finance lease liability	7,265	7,368
Operating lease liability	5,426	5,255
Other	19,532	5,306
	$267,343	$377,306

(a)
The Company is required to pay certain fees based on wastewater emissions at its German mills. Accrued fees can be reduced upon the mills’ demonstration of reduced wastewater emissions.

Note 8. Debt

Debt as of September 30, 2023 and December 31, 2022, was comprised of the following:

	Maturity	September 30, 2023	December 31, 2022
Senior notes (a)
5.500% senior notes	2026	$300,000	$300,000
12.875% senior notes	2028	200,000	—
5.125% senior notes	2029	875,000	875,000

Credit arrangements
€370.1 million German joint revolving credit facility (b)	2027	146,197	109,326
C$160.0 million Canadian joint revolving credit facility (c)	2027	44,378	31,749
€2.6 million demand loan (d)		—	—

Finance lease liability		47,170	51,129
		1,612,745	1,367,204
Less: unamortized senior note issuance costs		(15,704)	(13,328)
Less: finance lease liability due within one year		(7,265)	(7,368)
		$1,589,776	$1,346,508

FORM 10-Q

QUARTERLY REPORT - PAGE 10

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Note 8. Debt (continued)

The maturities of the principal portion of the senior notes and credit arrangements as of September 30, 2023 were as follows:

Senior Notes and Credit Arrangements
2023	$—
2024	—
2025	—
2026	300,000
2027	190,575
Thereafter	1,075,000
$1,565,575

Certain of the Company's debt instruments were issued under agreements which, among other things, may limit its ability and the ability of its subsidiaries to make certain payments, including dividends. These limitations are subject to specific exceptions. As of September 30, 2023, the Company was in compliance with the terms of its debt agreements.

(a)
In September 2023, the Company issued $200,000 in aggregate principal amount of 12.875% senior notes which mature on October 1, 2028 (the “2028 Senior Notes”). The net proceeds from the 2028 Senior Notes issuance was $195,668 after deducting the underwriter’s discount and offering expenses. The Company utilized $70,000 of the net proceeds to partially pay down borrowings under the Canadian revolving credit facility, of which approximately $38,787 was paid in September 2023 and $31,213 was paid in October 2023. The remaining proceeds were used for working capital and general corporate purposes.

The senior notes which mature on February 1, 2029 (the "2029 Senior Notes") and on January 15, 2026 (the “2026 Senior Notes” and collectively with the 2029 Senior Notes and 2028 Senior Notes, the “Senior Notes”), are general unsecured senior obligations of the Company. The Company may redeem all or a part of the Senior Notes upon not less than 10 days’ or more than 60 days’ notice at the redemption price plus accrued and unpaid interest to (but not including) the applicable redemption date. The 2026 Senior Notes redemption price is 100.000% of the principal amount. The following table presents the redemption prices (expressed as percentages of principal amount) and the redemption periods of the 2028 Senior Notes and the 2029 Senior Notes:

2028 Senior Notes		2029 Senior Notes
12 Month Period Beginning	Percentage	12 Month Period Beginning	Percentage
October 1, 2025	106.438%	February 1, 2024	102.563%
October 1, 2026	103.219%	February 1, 2025	101.281%
October 1, 2027 and thereafter	100.000%	February 1, 2026 and thereafter	100.000%

FORM 10-Q

QUARTERLY REPORT - PAGE 11

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Note 8. Debt (continued)

(b)
In September 2023, the Company increased the borrowing capacity of the joint revolving credit facility for the German mills by €70.1 million to €370.1 million. The credit facility matures in September 2027. Borrowings under the facility are unsecured and bear interest at Euribor plus a variable margin ranging from 1.40% to 2.35% dependent on conditions including but not limited to a prescribed leverage ratio. The facility is sustainability linked whereby the interest rate margin is subject to upward or downward adjustments of up to 0.05% per annum if the Company achieves, or fails to achieve, certain specified sustainability targets. As of September 30, 2023, approximately €138.0 million ($146,197) of this facility was drawn and accruing interest at a rate of 5.096%, approximately €13.5 million ($14,315) was supporting bank guarantees and approximately €218.6 million ($231,599) was available.
(c)
A C$160.0 million joint revolving credit facility for the Celgar mill, Peace River mill and certain other Canadian subsidiaries that matures in January 2027. The facility is available by way of: (i) Canadian denominated advances, which bear interest at a designated prime rate per annum; (ii) banker’s acceptance equivalent loans, which bear interest at the applicable Canadian dollar banker’s acceptance plus 1.20% to 1.45% per annum; (iii) dollar denominated base rate advances at the greater of the federal funds rate plus 0.50%, an Adjusted Term SOFR for a one month tenor plus 1.00% and the bank’s applicable reference rate for U.S. dollar loans; and (iv) dollar SOFR advances, which bear interest at Adjusted Term SOFR plus 1.20% to 1.45% per annum. As of September 30, 2023, approximately C$60.0 million ($44,378) of this facility was drawn and accruing interest at a rate of 6.696%, approximately C$1.3 million ($933) was supporting letters of credit and approximately C$98.7 million ($73,031) was available.
(d)
A €2.6 million demand loan for Rosenthal that does not have a maturity date. Borrowings under this facility are unsecured and bear interest at the rate of the three-month Euribor plus 2.50%. As of September 30, 2023, approximately €2.6 million ($2,703) of this facility was supporting bank guarantees and approximately $nil was available.

Note 9. Pension and Other Post-Retirement Benefit Obligations

Defined Benefit Plans

Pension benefits are based on employees' earnings and years of service. The defined benefit plans are funded by contributions from the Company based on actuarial estimates and statutory requirements. The components of the net benefit costs for the Celgar and Peace River defined benefit plans, in aggregate for the three and nine months ended September 30, 2023 and 2022 were as follows:

	Three Months Ended September 30,
	2023		2022
	Pension	Other Post- Retirement Benefits	Pension	Other Post- Retirement Benefits
Service cost	$603	$29	$885	$47
Interest cost	1,175	124	936	102
Expected return on plan assets	(1,391)	—	(1,445)	—
Amortization of unrecognized items	324	(243)	72	(173)
Net benefit costs (gains)	$711	$(90)	$448	$(24)

FORM 10-Q

QUARTERLY REPORT - PAGE 12

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Note 9. Pension and Other Post-Retirement Benefit Obligations (continued)

	Nine Months Ended September 30,
	2023		2022
	Pension	Other Post- Retirement Benefits	Pension	Other Post- Retirement Benefits
Service cost	$1,803	$88	$2,703	$145
Interest cost	3,515	372	2,858	312
Expected return on plan assets	(4,382)	—	(4,381)	—
Amortization of unrecognized items	848	(726)	191	(527)
Net benefit costs (gains)	$1,784	$(266)	$1,371	$(70)

The components of the net benefit costs (gains) other than service cost are recorded in "Other income" in the Interim Consolidated Statements of Operations. The amortization of unrecognized items relates to actuarial losses (gains) and prior service costs.

Defined Contribution Plan

Effective December 31, 2008, the defined benefit plans at the Celgar mill were closed to new members and the service accrual ceased. Effective January 1, 2009, the members began to receive pension benefits, at a fixed contractual rate, under a new defined contribution plan. During the three and nine months ended September 30, 2023, the Company made contributions of $772 and $1,105, respectively, to this plan (2022 – $405 and $1,066).

Multiemployer Plan

The Company participates in a multiemployer plan for the hourly-paid employees at the Celgar mill. The contributions to the plan are determined based on a percentage of pensionable earnings pursuant to a collective bargaining agreement. The Company has no current or future contribution obligations in excess of the contractual contributions. During the three and nine months ended September 30, 2023, the Company made contributions of $807 and $1,721, respectively, to this plan (2022 – $175 and $1,824).

FORM 10-Q

QUARTERLY REPORT - PAGE 13

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Note 10. Income Taxes

Differences between the U.S. Federal statutory and the Company's effective tax rates for the three and nine months ended September 30, 2023 and 2022, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
U.S. Federal statutory rate	21%	21%	21%	21%
Income tax recovery (provision) using U.S. Federal statutory rate on income (loss) before income taxes	$4,616	$(20,566)	$38,575	$(66,481)
Tax differential on foreign income (loss)	1,394	(7,911)	7,669	(27,961)
Effect of foreign earnings (a)	—	(1,274)	—	(3,377)
Valuation allowance (b)	(8,223)	695	(22,342)	1,143
Foreign exchange on settlement of debt	—	(30)	—	2,994
Tax benefit of partnership structure	783	783	2,349	2,349
Non-taxable foreign subsidies	600	703	2,644	2,064
True-up of prior year taxes	(7,200)	(2,059)	(2,723)	(465)
Annual effective tax rate adjustment	4,000	(3,000)	—	2,000
Other, net	46	1,365	2,679	(1,922)
Income tax recovery (provision)	$(3,984)	$(31,294)	$28,851	$(89,656)
Comprised of:
Current income tax recovery (provision)	$5,536	$(30,674)	$(5,678)	$(74,029)
Deferred income tax recovery (provision)	(9,520)	(620)	34,529	(15,627)
Income tax recovery (provision)	$(3,984)	$(31,294)	$28,851	$(89,656)

(a)
Primarily relates to the impact of the global intangible low-taxed income provision in the Tax Cuts and Jobs Act of 2017.
(b)
Primarily relates to taxable losses and denied interest expense.

Note 11. Shareholders' Equity

Dividends

During the nine months ended September 30, 2023, the Company's board of directors declared the following quarterly dividends:

Date Declared	Dividend Per Common Share	Amount
February 16, 2023	$0.075	$4,982
May 4, 2023	0.075	4,989
August 3, 2023	0.075	4,989
	$0.225	$14,960

On November 2, 2023, the Company's board of directors declared a quarterly dividend of $0.075 per common share. Payment of the dividend will be made on December 28, 2023 to all shareholders of record on December 20, 2023. Future dividends are subject to approval by the board of directors and may be adjusted as business and industry conditions warrant.

FORM 10-Q

QUARTERLY REPORT - PAGE 14

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Note 11. Shareholders' Equity (continued)

Stock Based Compensation

The Company has a stock incentive plan which provides for stock options, restricted stock units (“RSUs”), deferred stock units (“DSUs”), restricted shares, performance shares, performance share units (“PSUs”), and stock appreciation rights to be awarded to employees, consultants and non-employee directors. During the three and nine months ended September 30, 2023, there were no issued and outstanding stock options, performance shares or stock appreciation rights. As of September 30, 2023, after factoring in all allocated shares, there remain approximately 2.2 million common shares available for grant.

In May 2023, the board of directors adopted the 2023 Non-Employee Director Compensation Plan which allows non-employee directors to elect on an annual basis to receive, in lieu of cash fees, either restricted stock or DSUs. The board of directors receive equity compensation of restricted stock unless they elect to receive DSUs. The non-employee directors may elect on an annual basis to receive DSUs which settle in cash (“Cash Only DSUs”). The DSUs are redeemable by the non-employee director at their option following their separation from the board of directors. The value of the Cash Only DSUs redeemed is the fair market value on the redemption date.

The Cash Only DSUs are accounted for as a liability and the other equity awards are accounted for as equity.

The following table summarizes PSU activity during the period:

Number of PSUs
Outstanding as of January 1, 2023	3,484,154
Granted	1,599,778
Vested and issued	(253,508)
Forfeited	(1,149,127)
Outstanding as of September 30, 2023	3,681,297

The following table summarizes restricted share, RSU and DSU activity during the period:

	Equity Based Awards			Liability Based Awards
	Number of Restricted Shares	Number of RSUs	Number of DSUs	Number of DSUs
Outstanding as of January 1, 2023	34,699	50,000	11,554	—
Granted	54,227	—	28,107	91,663
Vested	(34,699)	(50,000)	(12,070)	(31,986)
Outstanding as of September 30, 2023	54,227	—	27,591	59,677

FORM 10-Q

QUARTERLY REPORT - PAGE 15

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Note 12. Net Income (Loss) Per Common Share

The reconciliation of basic and diluted net income (loss) per common share for the three and nine months ended September 30, 2023 and 2022 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income (loss)
Basic and diluted	$(25,956)	$66,746	$(154,840)	$227,015

Net income (loss) per common share
Basic	$(0.39)	$1.01	$(2.33)	$3.43
Diluted	$(0.39)	$1.00	$(2.33)	$3.41

Weighted average number of common shares outstanding:
Basic (a)	66,470,639	66,132,492	66,385,886	66,089,104
Effect of dilutive instruments:
PSUs	—	432,142	—	415,818
Restricted shares	—	5,254	—	19,689
RSUs	—	12,971	—	8,060
DSUs	—	6,115	—	2,038
Diluted	66,470,639	66,588,974	66,385,886	66,534,709

(a)
For the three and nine months ended September 30, 2023, the weighted average number of common shares outstanding excludes 54,227 restricted shares which have been granted, but have not vested as of September 30, 2023 (2022 – 34,699 restricted shares).

The calculation of diluted net income (loss) per common share does not assume the exercise of any instruments that would have an anti-dilutive effect on net income (loss) per common share. Instruments excluded from the calculation of net income (loss) per common share because they were anti-dilutive for the three and nine months ended September 30, 2023 and 2022 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
PSUs	3,681,297	—	3,681,297	—
Restricted shares	54,227	—	54,227	—
DSUs	44,155	—	44,155	—

FORM 10-Q

QUARTERLY REPORT - PAGE 16

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Note 13. Accumulated Other Comprehensive Loss

The change in the accumulated other comprehensive loss by component (net of tax) for the three and nine months ended September 30, 2023 and 2022 was as follows:

	Foreign Currency Translation Adjustments	Defined Benefit Pension and Other Post-Retirement Benefit Items	Total
Three Months Ended September 30:
Balance as of June 30, 2023	$(164,199)	$15,164	$(149,035)
Other comprehensive loss before reclassifications	(38,439)	—	(38,439)
Amounts reclassified	—	81	81
Other comprehensive income (loss)	(38,439)	81	(38,358)
Balance as of September 30, 2023	$(202,638)	$15,245	$(187,393)

Balance as of June 30, 2022	$(192,059)	$6,551	$(185,508)
Other comprehensive income (loss) before reclassifications	(94,781)	112	(94,669)
Amounts reclassified	—	(101)	(101)
Other comprehensive income (loss)	(94,781)	11	(94,770)
Balance as of September 30, 2022	$(286,840)	$6,562	$(280,278)

Nine Months Ended September 30:
Balance as of December 31, 2022	$(195,085)	$15,123	$(179,962)
Other comprehensive loss before reclassifications	(7,553)	—	(7,553)
Amounts reclassified	—	122	122
Other comprehensive income (loss)	(7,553)	122	(7,431)
Balance as of September 30, 2023	$(202,638)	$15,245	$(187,393)

Balance as of December 31, 2021	$(97,517)	$6,724	$(90,793)
Other comprehensive income (loss) before reclassifications	(189,323)	174	(189,149)
Amounts reclassified	—	(336)	(336)
Other comprehensive loss	(189,323)	(162)	(189,485)
Balance as of September 30, 2022	$(286,840)	$6,562	$(280,278)

Note 14. Related Party Transactions

The Company enters into related party transactions with its joint ventures. For the three and nine months ended September 30, 2023, pulp purchases from the Company's 50% owned Cariboo mill, which are transacted at the Cariboo mill's cost, were $24,016 and $73,411, respectively, (2022 – $28,550 and $79,817) and as of September 30, 2023, the Company had a payable balance to the Cariboo mill of $2,810 (December 31, 2022 – payable of $4,409). For the three and nine months ended September 30, 2023, services from the Company's 50% owned logging and chipping operation, which are transacted at arm's length negotiated prices, were $729 and $9,168, respectively (2022 – $3,092 and $10,348), and as of September 30, 2023, the Company had a receivable balance from the operation of $2,595 (December 31, 2022 – receivable of $522).

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

Information about certain segment data for the three and nine months ended September 30, 2023 and 2022, was as follows:

Three Months Ended September 30, 2023	Pulp	Solid Wood	Corporate and Other	Consolidated
Revenues from external customers	$348,853	$119,547	$2,421	$470,821
Operating income (loss)	$21,181	$(19,690)	$(4,917)	$(3,426)
Depreciation and amortization	$28,186	$12,517	$250	$40,953
Revenues by major products
Pulp	$318,102	$—	$—	$318,102
Lumber	—	50,815	—	50,815
Energy and chemicals	30,751	5,468	2,421	38,640
Manufactured products (a)	—	20,850	—	20,850
Pallets	—	28,807	—	28,807
Biofuels (b)	—	11,387	—	11,387
Wood residuals	—	2,220	—	2,220
Total revenues	$348,853	$119,547	$2,421	$470,821
Revenues by geographical markets (c)
U.S.	$26,836	$48,300	$336	$75,472
Foreign countries
Germany	87,993	52,838	179	141,010
China	128,335	400	—	128,735
Other countries	105,689	18,009	1,906	125,604
	322,017	71,247	2,085	395,349
Total revenues	$348,853	$119,547	$2,421	$470,821
(a)
Manufactured products primarily includes cross-laminated timber, glulam and finger joint lumber.
(b)
Biofuels includes pellets and briquettes.
(c)
Sales are attributed to countries based on the ship-to location provided by the customer.

FORM 10-Q

QUARTERLY REPORT - PAGE 18

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Note 15. Segment Information (continued)

Three Months Ended September 30, 2022	Pulp	Solid Wood	Corporate and Other	Consolidated
Revenues from external customers	$456,657	$74,266	$1,891	$532,814
Operating income (loss)	$109,985	$2,896	$(4,158)	$108,723
Depreciation and amortization	$28,174	$3,733	$237	$32,144
Revenues by major products
Pulp	$395,459	$—	$—	$395,459
Lumber	—	54,327	—	54,327
Energy and chemicals	61,198	8,111	1,891	71,200
Manufactured products (a)	—	7,117	—	7,117
Wood residuals	—	4,711	—	4,711
Total revenues	$456,657	$74,266	$1,891	$532,814
Revenues by geographical markets (b)
U.S.	$70,029	$36,702	$577	$107,308
Foreign countries
Germany	142,607	21,265	—	163,872
China	102,158	277	—	102,435
Other countries	141,863	16,022	1,314	159,199
	386,628	37,564	1,314	425,506
Total revenues	$456,657	$74,266	$1,891	$532,814

(a)
Manufactured products primarily includes finger joint lumber.
(b)
Sales are attributed to countries based on the ship-to location provided by the customer.

FORM 10-Q

QUARTERLY REPORT - PAGE 19

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Note 15. Segment Information (continued)

Nine Months Ended September 30, 2023	Pulp	Solid Wood	Corporate and Other	Consolidated
Revenues from external customers	$1,151,948	$366,611	$4,791	$1,523,350
Operating loss	$(49,507)	$(69,252)	$(13,620)	$(132,379)
Depreciation and amortization	$83,368	$44,541	$787	$128,696
Total assets (a)	$1,658,870	$655,452	$340,679	$2,655,001
Revenues by major products
Pulp	$1,061,933	$—	$—	$1,061,933
Lumber	—	170,118	—	170,118
Energy and chemicals	90,015	16,523	4,791	111,329
Manufactured products (b)	—	42,643	—	42,643
Pallets	—	97,657	—	97,657
Biofuels (c)	—	29,764	—	29,764
Wood residuals	—	9,906	—	9,906
Total revenues	$1,151,948	$366,611	$4,791	$1,523,350
Revenues by geographical markets (d)
U.S.	$99,478	$131,520	$910	$231,908
Foreign countries
Germany	271,682	177,122	409	449,213
China	399,527	2,404	—	401,931
Other countries	381,261	55,565	3,472	440,298
	1,052,470	235,091	3,881	1,291,442
Total revenues	$1,151,948	$366,611	$4,791	$1,523,350
(a)
Total assets for the pulp segment includes the Company's $43,933 investment in joint ventures, primarily for the Cariboo mill. Total assets for the solid wood segment includes $33,921 of goodwill from the acquisition of Torgau.
(b)
Manufactured products primarily includes cross-laminated timber, glulam and finger joint lumber.
(c)
Biofuels includes pellets and briquettes.
(d)
Sales are attributed to countries based on the ship-to location provided by the customer.

FORM 10-Q

QUARTERLY REPORT - PAGE 20

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Note 15. Segment Information (continued)

Nine Months Ended September 30, 2022	Pulp	Solid Wood	Corporate and Other	Consolidated
Revenues from external customers	$1,402,892	$290,048	$4,941	$1,697,881
Operating income (loss)	$271,692	$84,923	$(11,510)	$345,105
Depreciation and amortization	$82,859	$11,719	$710	$95,288
Revenues by major products
Pulp	$1,260,949	$—	$—	$1,260,949
Lumber	—	242,961	—	242,961
Energy and chemicals	141,943	18,343	4,941	165,227
Manufactured products (a)	—	17,176	—	17,176
Wood residuals	—	11,568	—	11,568
Total revenues	$1,402,892	$290,048	$4,941	$1,697,881
Revenues by geographical markets (b)
U.S.	$177,144	$157,169	$1,023	$335,336
Foreign countries
Germany	429,269	67,684	—	496,953
China	342,513	629	—	343,142
Other countries	453,966	64,566	3,918	522,450
	1,225,748	132,879	3,918	1,362,545
Total revenues	$1,402,892	$290,048	$4,941	$1,697,881
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

Revenues between segments are accounted for at prices that approximate fair value. These include revenues from the sale of residual fiber from the solid wood segment to the pulp segment for use in pulp production and from the sale of residual fuel from the pulp segment to the solid wood segment for use in energy production. For the three and nine months ended September 30, 2023, the pulp segment sold $221 and $765, respectively, of residual fuel to the solid wood segment (2022 – $nil) and the solid wood segment sold $10,267 and $32,408, respectively, of residual fiber to the pulp segment (2022 – $7,370 and $20,571).

Note 16. Financial Instruments and Fair Value Measurement

Due to their short-term maturity, the carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable and other approximates their fair value. The estimated fair values of the Company's outstanding debt under the fair value hierarchy as of September 30, 2023 and December 31, 2022 were as follows:

	Fair value measurements as of
		September 30, 2023 using:
Description	Level 1	Level 2	Level 3	Total
Revolving credit facilities	$—	$190,575	$—	$190,575
Senior notes	—	1,173,914	—	1,173,914
	$—	$1,364,489	$—	$1,364,489

FORM 10-Q

QUARTERLY REPORT - PAGE 21

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Note 16. Financial Instruments and Fair Value Measurement (continued)

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

The fair value of the senior notes classified as Level 2 was determined using quoted prices in a dealer market, or using recent market transactions. The Company's senior notes are not carried at fair value in the Interim Consolidated Balance Sheets as of September 30, 2023 or December 31, 2022. However, fair value disclosure is required. The carrying value of the Company's senior notes, net of unamortized note issuance costs, was $1,359,296 as of September 30, 2023 (December 31, 2022 – $1,161,672).

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

The Company’s exposure to credit losses may increase if its customers' production and other costs are adversely affected by inflation. Although the Company has historically not experienced significant credit losses, it is possible that there could be a material adverse impact from potential adjustments of the carrying amount of trade receivables if the cash flows of the Company’s customers are adversely impacted by inflation. As of September 30, 2023, the Company has not had significant credit losses.

As of September 30, 2023, the carrying amount of cash and cash equivalents of $343,725 and accounts receivable of $266,927 recorded in the Interim Consolidated Balance Sheet, net of any allowances for losses, represent the Company’s maximum exposure to credit risk.

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

FORM 10-Q

QUARTERLY REPORT - PAGE 24

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this document: (i) unless the context otherwise requires, references to “we”, “our”, “us”, the “Company” or “Mercer” mean Mercer International Inc. and its subsidiaries; (ii) references to “Mercer Inc.” mean the Company excluding its subsidiaries; (iii) information is provided as of September 30, 2023, unless otherwise stated; (iv) our reporting currency is dollars and references to “€” mean euros and “C$” mean Canadian dollars; (v) “ADMTs” refers to air-dried metric tonnes; (vi) “m3” means cubic meters; (vii) “NBSK” refers to northern bleached softwood kraft; (viii) “NBHK” refers to northern bleached hardwood kraft; (ix) “MW” refers to megawatts and “MWh” refers to megawatt hours; (x) “Mfbm” refers to thousand board feet of lumber and “MMfbm” mean million board feet of lumber; and (xi) our lumber metrics are converted from cubic meters to Mfbm using a conversion ratio of 1.6 cubic meters to one Mfbm, which is the ratio commonly used in the industry.

Due to rounding, numbers presented throughout this report may not add up precisely to totals we provide and percentages may not precisely reflect the absolute figure.

The following discussion and analysis of our results of operations and financial condition for the three and nine months ended September 30, 2023 should be read in conjunction with our Interim Consolidated Financial Statements and related notes included in this quarterly report, as well as our most recent annual report on Form 10-K for the fiscal year ended December 31, 2022 filed with the Securities and Exchange Commission, referred to as the “SEC”.

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

Current Market Environment

In the third quarter of 2023, overall both pulp and lumber markets were generally weak. We saw modest pulp price improvements in China due to low customer inventory levels but prices in Europe and North America decreased compared to the second quarter of 2023 as a result of inflationary pressures negatively impacting demand. Our lumber sales realizations were flat compared to the second quarter of 2023 as higher realizations in North America were offset by lower realizations in Europe.

As we move into the fourth quarter, we currently expect modest improvements for pulp sales realizations as a result of increasing demand in China and reduced supply due to curtailments.

FORM 10-Q

QUARTERLY REPORT - PAGE 25

As of September 30, 2023, third party industry quoted NBSK list prices in Europe and North America were approximately $1,160 per ADMT and $1,270 per ADMT, respectively and NBSK net prices in China were approximately $715 per ADMT. Prices for China are net of discounts, allowances and rebates.

In our solid wood segment, we currently expect generally flat lumber prices in the fourth quarter due to high interest rates and we also currently expect continued growth in our mass timber operations.

Per unit fiber costs for the pulp segment decreased in the third quarter of 2023 compared to the second quarter of 2023 primarily due to realizing the benefits of the upgraded wood room at the Peace River mill and improved supply. For the fourth quarter of 2023, we currently expect a modest decrease to the per unit fiber costs for our pulp segment as a result of improved supply.

Per unit fiber costs for our solid wood segment decreased in the third quarter of 2023 compared to the second quarter of 2023 due to the increased supply of beetle damaged wood in Germany. For the fourth quarter of 2023, we currently expect modestly lower per unit fiber costs as a result of the continued availability of beetle damaged wood.

Summary Financial Highlights

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands, other than per share amounts)
Statement of Operations Data
Pulp segment revenues	$348,853	$456,657	$1,151,948	$1,402,892
Solid wood segment revenues	119,547	74,266	366,611	290,048
Corporate and other revenues	2,421	1,891	4,791	4,941
Total revenues	$470,821	$532,814	$1,523,350	$1,697,881

Pulp segment operating income (loss)	$21,181	$109,985	$(49,507)	$271,692
Solid wood segment operating income (loss)	(19,690)	2,896	(69,252)	84,923
Corporate and other operating loss	(4,917)	(4,158)	(13,620)	(11,510)
Total operating income (loss)	$(3,426)	$108,723	$(132,379)	$345,105

Pulp segment depreciation and amortization	$28,186	$28,174	$83,368	$82,859
Solid wood segment depreciation and amortization	12,517	3,733	44,541	11,719
Corporate and other depreciation and amortization	250	237	787	710
Total depreciation and amortization	$40,953	$32,144	$128,696	$95,288

Operating EBITDA (1)	$37,527	$140,867	$(3,683)	$440,393
Income tax recovery (provision)	$(3,984)	$(31,294)	$28,851	$(89,656)
Net income (loss)	$(25,956)	$66,746	$(154,840)	$227,015
Net income (loss) per common share
Basic	$(0.39)	$1.01	$(2.33)	$3.43
Diluted	$(0.39)	$1.00	$(2.33)	$3.41
Common shares outstanding at period end	66,525	66,167	66,525	66,167

(1)
The following table provides a reconciliation of net income (loss) to operating income (loss) and Operating EBITDA for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Net income (loss)	$(25,956)	$66,746	$(154,840)	$227,015
Income tax provision (recovery)	3,984	31,294	(28,851)	89,656
Interest expense	21,863	17,935	61,001	52,731
Other income	(3,317)	(7,252)	(9,689)	(24,297)
Operating income (loss)	(3,426)	108,723	(132,379)	345,105
Add: Depreciation and amortization	40,953	32,144	128,696	95,288
Operating EBITDA	$37,527	$140,867	$(3,683)	$440,393

FORM 10-Q

QUARTERLY REPORT - PAGE 26

Selected Production, Sales and Other Data

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Pulp Segment
Pulp production ('000 ADMTs)
NBSK	397.5	362.9	1,278.2	1,216.7
NBHK	82.5	82.1	179.7	190.4
Annual maintenance downtime ('000 ADMTs)	13.3	17.3	51.2	71.5
Annual maintenance downtime (days)	13	17	48	60
Pulp sales ('000 ADMTs)
NBSK	425.1	356.6	1,277.2	1,267.4
NBHK	62.1	69.3	182.8	185.0
Average NBSK pulp prices ($/ADMT)(1)
Europe	1,160	1,500	1,261	1,422
China	680	969	746	959
North America	1,293	1,800	1,493	1,690
Average NBHK pulp prices ($/ADMT)(1)
China	530	855	574	779
North America	1,023	1,620	1,274	1,483
Average pulp sales realizations ($/ADMT)(2)
NBSK	666	911	735	865
NBHK	530	990	642	858
Energy production ('000 MWh)(3)	524.4	484.2	1,597.4	1,512.4
Energy sales ('000 MWh)(3)	214.8	174.3	619.4	568.3
Average energy sales realizations ($/MWh)(3)	108	339	112	233
Solid Wood Segment
Lumber
Production (MMfbm)	94.4	97.1	350.7	324.8
Sales (MMfbm)	114.7	89.8	388.4	310.7
Average sales realizations ($/Mfbm)	443	605	438	782
Energy
Production and sales ('000 MWh)	39.0	20.6	121.4	70.6
Average sales realizations ($/MWh)	140	394	136	260
Manufactured products(4)
Production ('000 m3)	10.9	15.0	14.9	28.0
Sales ('000 m3)	11.0	10.5	21.4	22.7
Average sales realizations ($/m3)	1,752	677	1,672	756
Pallets
Production ('000 units)	2,895.1	—	8,522.5	—
Sales ('000 units)	2,765.3	—	8,590.4	—
Average sales realizations ($/unit)	10	—	11	—
Biofuels(5)
Production ('000 tonnes)	52.1	—	128.3	—
Sales ('000 tonnes)	38.7	—	105.0	—
Average realizations ($/tonne)	294	—	284	—
Average Spot Currency Exchange Rates
$ / €(6)	1.0884	1.0066	1.0835	1.0636
$ / C$(6)	0.7458	0.7659	0.7433	0.7796

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
(4)
Manufactured products primarily includes CLT, glulam, and finger joint lumber.
(5)
Biofuels includes pellets and briquettes.
(6)
Average Federal Reserve Bank of New York Noon Buying Rates over the reporting period.

FORM 10-Q

QUARTERLY REPORT - PAGE 27

Consolidated – Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022

Total revenues in the third quarter of 2023 decreased by approximately 12% to $470.8 million from $532.8 million in the same quarter of 2022 primarily due to lower pulp, energy and lumber sales realizations partially offset by higher sales volumes, the inclusion of Torgau and higher manufactured product sales realizations.

Costs and expenses in the third quarter of 2023 increased by approximately 12% to $474.2 million from $424.1 million in the third quarter of 2022 primarily due to the inclusion of Torgau and higher sales volumes partially offset by lower per unit fiber, freight and other production costs. In the third quarter of 2023, we received an aggregate of $8.2 million of insurance proceeds relating to the fire last year at our Stendal mill compared to $3.1 million of insurance proceeds in the comparative quarter.

In the third quarter of 2023, cost of sales depreciation and amortization increased by approximately 27% to $40.9 million from $32.1 million in the same quarter of 2022 primarily caused by the inclusion of Torgau.

Selling, general and administrative expenses increased by approximately 24% to $30.1 million in the third quarter of 2023 from $24.3 million in the same quarter of 2022 primarily because of the inclusion of Torgau.

In the third quarter of 2023, operating loss was $3.4 million compared to operating income of $108.7 million in the same quarter of 2022 primarily due to lower pulp, energy and lumber sales realizations partially offset by lower per unit fiber and other production costs, higher sales volumes and the receipt of insurance proceeds.

Interest expense in the third quarter of 2023 increased to $21.9 million from $17.9 million in the same quarter of 2022 caused by higher borrowings on our revolving credit facilities and higher interest rates.

In the third quarter of 2023, other income was $3.3 million compared to $7.3 million in the same quarter of 2022. Other income in the third quarter of 2023 primarily consisted of interest earned on cash and in the third quarter of 2022 other income primarily consisted of foreign exchange gains on dollar denominated cash held at our operations, as the dollar strengthened in the quarter.

During the third quarter of 2023, we had an income tax provision of $4.0 million on a loss before income taxes as we do not recognize a tax recovery for certain entities for which we do not currently expect to realize a tax benefit. In the comparative quarter of 2022, we had an income tax provision of $31.3 million or an effective tax rate of 32%.

For the third quarter of 2023, net loss was $26.0 million, or $0.39 per share, compared to net income of $66.7 million, or $1.01 per basic share and $1.00 per diluted share in the same quarter of the prior year.

In the third quarter of 2023, Operating EBITDA was $37.5 million compared to $140.9 million in the same quarter of 2022 primarily due to lower pulp, energy and lumber sales realizations partially offset by lower per unit fiber, freight and other production costs and higher sales volumes.

Operating Results by Business Segment

None of the income or loss items following operating income (loss) in our Interim Consolidated Statements of Operations are allocated to our segments, since those items are reviewed separately by management.

Pulp Segment – Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022

Selected Financial Information

	Three Months Ended September 30,
	2023	2022
	(in thousands)
Pulp revenues	$318,102	$395,459
Energy and chemical revenues	$30,751	$61,198
Depreciation and amortization	$28,186	$28,174
Operating income	$21,181	$109,985

FORM 10-Q

QUARTERLY REPORT - PAGE 28

Our pulp segment revenues decreased by approximately 24% to $348.9 million from $456.7 million in the same quarter of 2022 primarily because of the overall weak pulp market and lower energy revenues.

Pulp revenues in the third quarter of 2023 decreased by approximately 20% to $318.1 million from $395.5 million in the same quarter of 2022 due to lower sales realizations only partially offset by higher sales volumes.

Energy and chemical revenues decreased by approximately 50% to $30.8 million in the third quarter of 2023 from $61.2 million in the same quarter of 2022 as a result of lower energy sales realizations partially offset by higher sales volumes.

Total pulp production increased by approximately 8% to 479,924 ADMTs in the third quarter of 2023 from 444,970 ADMTs in the same quarter of 2022 primarily due to overall stable production at all of our mills and higher production at the Stendal mill compared to the same quarter of 2022 because of a fire which occurred in July 2022.

In the third quarter of 2023, our pulp mills had 39 days of downtime (approximately 48,400 ADMTs) which included 13 days for annual maintenance downtime and 26 days for market curtailment at the Celgar mill. In the comparative quarter of 2022, our pulp mills had 17 days of annual maintenance downtime (approximately 17,300 ADMTs).

In the fourth quarter of 2023, at our pulp mills we currently expect a total of 29 days for annual maintenance downtime (approximately 41,200 ADMTs).

We estimate that annual maintenance downtime in the third quarter of 2023 adversely impacted our operating income by approximately $12.2 million, comprised of approximately $9.4 million in direct out-of-pocket expenses and the balance in reduced production.

Total pulp sales volumes increased by approximately 14% to 487,199 ADMTs in the third quarter of 2023 from 425,854 ADMTs in the same quarter of 2022 primarily because of higher production and the timing of sales.

In the third quarter of 2023, third party industry quoted average list prices for NBSK pulp decreased in Europe and North America and net prices decreased in China from the same quarter of 2022. Average third party industry quoted list prices for NBSK pulp in Europe and North America were approximately $1,160 per ADMT and $1,293 per ADMT, respectively, in the third quarter of 2023 compared to approximately $1,500 per ADMT and $1,800 per ADMT, respectively, in the same quarter of 2022. Average third party industry quoted NBSK net prices in China were approximately $680 per ADMT in the third quarter of 2023 compared to approximately $969 per ADMT in the same quarter of 2022. Prices quoted for China are net of discounts, allowances and rebates whereas quoted prices for Europe and North America are before applicable discounts, allowances and rebates.

Our average NBSK pulp sales realizations decreased by approximately 27% to $666 per ADMT in the third quarter of 2023 from approximately $911 per ADMT in the same quarter of 2022. In the third quarter of 2023, our average NBHK pulp sales realizations decreased by approximately 46% compared to the same quarter of 2022.

In the third quarter of 2023 compared to the same quarter of 2022, primarily as a result of the effect of the weakening dollar on our euro denominated costs and expenses, we had a negative impact of approximately $17.7 million in operating income due to foreign exchange.

Costs and expenses in the third quarter of 2023 decreased by approximately 5% to $327.9 million from $346.7 million in the third quarter of 2022 primarily due to lower per unit fiber, freight and other production costs and the receipt of insurance proceeds in 2023 partially offset by a higher sales volume.

In the third quarter of 2023 per unit fiber costs decreased by approximately 12% from the same quarter of 2022 due to the sale and revaluation in the current quarter of inventory for which we took an impairment charge in the prior quarter. After giving effect to such impairment, per unit fiber costs increased as a result of strong demand in the mills' fiber baskets and lower wood chip availability for our Celgar mill because of regional sawmill curtailments. We currently expect per unit fiber costs to decrease in the fourth quarter of 2023 driven by improved supply.

Transportation costs decreased by approximately 20% to $34.3 million in the third quarter of 2023 from $42.7 million in the same quarter of 2022 driven by lower freight rates.

FORM 10-Q

QUARTERLY REPORT - PAGE 29

In the third quarter of 2023, depreciation and amortization was flat at $28.2 million compared to the same quarter of 2022.

In the third quarter of 2023, pulp segment operating income was $21.2 million compared to $110.0 million in the same quarter of 2022 primarily as a result of lower pulp and energy sales realizations and the negative impact of a weaker dollar partially offset by lower per unit fiber, freight and other production costs, higher sales volumes and the receipt of insurance proceeds of $8.2 million.

Solid Wood Segment – Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022

Selected Financial Information

	Three Months Ended September 30,
	2023	2022
	(in thousands)
Lumber revenues	$50,815	$54,327
Energy revenues	$5,468	$8,111
Manufactured products revenues(1)	$20,850	$7,117
Pallet revenues	$28,807	$—
Biofuels revenues(2)	$11,387	$—
Wood residuals revenues	$2,220	$4,711
Depreciation and amortization	$12,517	$3,733
Operating income (loss)	$(19,690)	$2,896

(1)
Manufactured products primarily includes CLT, glulam, and finger joint lumber.
(2)
Biofuels includes pellets and briquettes.

In the third quarter of 2023, solid wood segment revenues increased by approximately 61% to $119.5 million from $74.3 million in the same quarter of 2022 primarily as a result of the inclusion of Torgau and the ramping up of our mass timber operations partially offset by lower lumber and energy revenues.

In the third quarter of 2023, lumber revenues decreased by approximately 6% to $50.8 million from $54.3 million in the same quarter of 2022 due to lower sales realizations partially offset by higher sales volumes. In the third quarter of 2023, both U.S. and European realized lumber prices were lower because of decreased demand as a result of higher interest rates and an uncertain economic outlook compared to the same quarter of 2022. The U.S. market accounted for approximately 57% of our lumber revenues and approximately 49% of our lumber sales volumes in the third quarter of 2023. The majority of the balance of our lumber sales were to Europe.

In the third quarter of 2023, our mass timber operations continued the ramp up of their operations and manufactured products revenue increased to $20.9 million from $7.1 million in the comparative quarter of 2022 as a result of both higher sales volumes and realizations.

Energy and wood residuals revenues in the third quarter of 2023 decreased by approximately 40% to $7.7 million from $12.8 million in the same quarter of 2022 primarily caused by lower sales realizations.

Pallet revenues of $28.8 million and biofuels revenues of $11.4 million in the third quarter of 2023 are from the inclusion of Torgau.

In the third quarter of 2023, lumber production modestly decreased to 94.4 MMfbm from 97.1 MMfbm in the same quarter of 2022 as a result of maintenance downtime and the overall weak lumber market, partially offset by the inclusion of Torgau.

Lumber sales volumes increased by approximately 28% to 114.7 MMfbm in the third quarter of 2023 from 89.8 MMfbm in the same quarter of 2022 primarily due to the timing of sales.

Average lumber sales realizations decreased by approximately 27% to $443 per Mfbm in the third quarter of 2023 from approximately $605 per Mfbm in the same quarter of 2022 as a result of lower demand in both the U.S. and

FORM 10-Q

QUARTERLY REPORT - PAGE 30

European markets.

Manufactured products sales realizations increased to $1,752 per m3 in the third quarter of 2023 from $677 per m3 in the third quarter of 2022 as a result of higher CLT sales volumes.

Fiber costs were approximately 70% of our lumber cash production costs in the third quarter of 2023. In the third quarter of 2023, per unit fiber costs for lumber production modestly decreased compared to the same quarter of 2022 due to an increased supply of beetle damaged wood. We currently expect modestly lower per unit fiber costs in the fourth quarter of 2023 as a result of continuing availability of beetle damaged wood.

In the third quarter of 2023, depreciation and amortization increased to $12.5 million compared to $3.7 million in the same quarter of 2022 primarily due to the inclusion of Torgau.

Transportation costs in the third quarter of 2023 increased by approximately 46% to $13.9 million from $9.5 million in the same quarter of 2022 primarily as a result of a higher sales volume.

In the third quarter of 2023, operating loss was $19.7 million compared to operating income of $2.9 million in the same quarter of 2022 primarily due to lower lumber and energy sales realizations partially offset by higher manufactured products sales realizations.

Consolidated ‑ Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022

Total revenues for the nine months ended September 30, 2023 decreased by approximately 10% to $1,523.4 million from $1,697.9 million in the same period of 2022 primarily due to lower pulp, lumber and energy sales realizations partially offset by the inclusion of Torgau and higher sales volumes.

Costs and expenses in the nine months ended September 30, 2023 increased by approximately 22% to $1,655.7 million from $1,352.8 million in the same period of 2022 primarily caused by the inclusion of Torgau, higher per unit fiber costs, which includes the net inventory impairment charges at our Canadian pulp mills of $56.6 million, higher sales volumes and higher chemical costs. These increases were partially offset by the receipt of $37.7 million of insurance proceeds.

In the nine months ended September 30, 2023, cost of sales depreciation and amortization increased to $128.5 million from $95.2 million in the same period of 2022 primarily due to the inclusion of Torgau.

Selling, general and administrative expenses increased by approximately 38% to $96.4 million in the nine months ended September 30, 2023 from $70.1 million in the nine months ended September 30, 2022 primarily because of the inclusion of Torgau.

In the nine months ended September 30, 2023, our operating loss was $132.4 million compared to operating income of $345.1 million in the same period of 2022 primarily due to lower pulp, lumber and energy sales realizations, higher per unit fiber costs, which includes the net inventory impairment charges at our Canadian pulp mills, and higher chemical costs partially offset by insurance proceeds received in the nine months ended September 30, 2023 and higher sales volumes.

Interest expense in the nine months ended September 30, 2023 increased by approximately 16% to $61.0 million from $52.7 million in the same period of 2022 primarily caused by higher borrowings on our revolving credit facilities and higher interest rates.

In the nine months ended September 30, 2023, other income decreased to $9.7 million from $24.3 million in the same period of 2022. Other income in the nine months ended September 30, 2023 primarily consisted of interest earned on cash and in the nine months ended September 30, 2022 primarily consisted of foreign exchange gains on dollar denominated cash held at our operations, as the dollar strengthened in 2022.

During the nine months ended September 30, 2023, we had an income tax recovery of $28.9 million or an effective tax rate of 16% as we do not recognize a tax recovery for certain entities for which we do not currently expect to realize a tax benefit. In the same period of 2022, the provision for income taxes was $89.7 million or an effective tax

FORM 10-Q

QUARTERLY REPORT - PAGE 31

rate of 28%.

In the nine months ended September 30, 2023, Operating EBITDA was negative $3.7 million compared to a positive $440.4 million in the same period of 2022 primarily due to lower pulp, lumber and energy sales realizations, higher per unit fiber costs which includes the net inventory impairment charges at our Canadian pulp mills, and higher chemical costs, partially offset by insurance proceeds received and higher sales volumes.

Operating Results by Business Segment

None of the income or loss items following operating income (loss) in our Interim Consolidated Statements of Operations are allocated to our segments, since those items are reviewed separately by management.

Pulp Segment ‑ Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022

Selected Financial Information

	Nine Months Ended September 30,
	2023	2022
	(in thousands)
Pulp revenues	$1,061,933	$1,260,949
Energy and chemical revenues	$90,015	$141,943
Depreciation and amortization	$83,368	$82,859
Operating income (loss)	$(49,507)	$271,692

In the nine months ended September 30, 2023, pulp segment revenues decreased by approximately 18% to $1,151.9 million from $1,402.9 million reflecting the overall weak pulp market and lower energy revenues.

Pulp revenues in the nine months ended September 30, 2023 decreased by approximately 16% to $1,061.9 million from $1,260.9 million in the same period of 2022 primarily due to lower sales realizations.

Energy and chemical revenues decreased by approximately 37% to $90.0 million in the nine months ended September 30, 2023 from $141.9 million in the same period of 2022 primarily due to lower energy sales realizations partially offset by higher sales volumes.

Pulp production was modestly higher at 1,457,911 ADMTs in the nine months ended September 30, 2023 compared with 1,407,103 ADMTs in the same period of 2022 primarily due to stable production. In the nine months ended September 30, 2023, our pulp mills had 109 days of downtime (approximately 120,900 ADMTs) which included a total of 48 days of annual maintenance downtime and 61 days for market curtailment at the Peace River, Cariboo and Celgar mills. In the nine months ended September 30, 2022, our pulp mills had 66 days of downtime (approximately 79,900 ADMTs) comprised of 60 days of annual maintenance downtime and an additional six days at our Celgar mill caused by slower than planned start up.

We estimate that annual maintenance downtime in the nine months ended September 30, 2023 adversely impacted our operating loss by approximately $38.6 million, comprised of approximately $31.0 million in direct out-of-pocket expenses and the balance in reduced production.

Pulp sales volumes remained generally flat at 1,460,050 ADMTs in the nine months ended September 30, 2023 from 1,452,426 ADMTs in the same period of 2022.

In the nine months ended September 30, 2023, prices for NBSK pulp decreased from the same period of 2022, largely as a result of weaker demand. Average list prices for NBSK pulp in Europe and North America were approximately $1,261 per ADMT and $1,493 per ADMT, respectively in the nine months ended September 30, 2023 compared to approximately $1,422 per ADMT and $1,690 per ADMT, respectively, in the same period of 2022. Average NBSK net prices in China were approximately $746 per ADMT in the nine months ended September 30, 2023 compared to approximately $959 per ADMT in the nine months ended September 30, 2022.

Average NBSK pulp sales realizations decreased by approximately 15% to $735 per ADMT in the nine months ended

FORM 10-Q

QUARTERLY REPORT - PAGE 32

September 30, 2023 from approximately $865 per ADMT in the same period of 2022. In the nine months ended September 30, 2023, average NBHK pulp sales realizations decreased by approximately 25% from the same period of 2022.

In the nine months ended September 30, 2023, we had a positive impact of approximately $2.0 million in operating loss due to foreign exchange.

In the nine months ended September 30, 2023, we recorded net inventory impairment charges at our Canadian pulp mills of $56.6 million.

Costs and expenses in the nine months ended September 30, 2023 increased by approximately 6% to $1,202.2 million from $1,131.2 million in the nine months ended September 30, 2022 primarily due to higher per unit fiber, which includes the net inventory impairment at our Canadian mills, and chemical costs partially offset by the receipt of $37.7 million of insurance proceeds in the nine months ended September 30, 2023, relating to the 2021 turbine downtime at the Rosenthal mill and the July 2022 fire at the Stendal mill, and lower energy and freight costs.

On average, in the nine months ended September 30, 2023 overall per unit fiber costs increased by approximately 25% from the same period of 2022 due to higher per unit fiber costs for all of our mills. Our German mills had higher per unit fiber costs as a result of strong demand from other wood consumers such as heating pellet manufacturers in response to energy shortages caused by the war in Ukraine. For our Canadian pulp mills, per unit fiber costs increased as a result of strong demand in the mills' fiber baskets and for our Celgar mill a decrease in the availability of wood chips because of regional sawmill curtailments.

Transportation costs for our pulp segment decreased by approximately 12% to $118.0 million in the nine months ended September 30, 2023 from $133.8 million in the same period of 2022 driven by lower freight rates.

In the nine months ended September 30, 2023, depreciation and amortization remained relatively flat at $83.4 million from $82.9 million in the same period of 2022.

In the nine months ended September 30, 2023, the pulp segment had an operating loss of $49.5 million from operating income of $271.7 million in the same period of 2022 primarily as a result of lower pulp and energy sales realizations, higher per unit fiber costs, which includes the net inventory impairment at our Canadian pulp mills, partially offset by the receipt of insurance proceeds and lower energy and freight costs.

Solid Wood Segment ‑ Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022

Selected Financial Information

	Nine Months Ended September 30,
	2023	2022
	(in thousands)
Lumber revenues	$170,118	$242,961
Energy revenues	$16,523	$18,343
Manufactured products revenues(1)	$42,643	$17,176
Pallet revenues	$97,657	$—
Biofuels revenues(2)	$29,764	$—
Wood residuals revenues	$9,906	$11,568
Depreciation and amortization	$44,541	$11,719
Operating income (loss)	$(69,252)	$84,923

(1)
Manufactured products primarily includes CLT, glulam and finger joint lumber.
(2)
Biofuels includes pellets and briquettes.

FORM 10-Q

QUARTERLY REPORT - PAGE 33

In the nine months ended September 30, 2023, solid wood segment revenues increased by approximately 26% to $366.6 million from $290.0 million in the same period of 2022 primarily because of the inclusion of Torgau and the ramping up of our mass timber operations partially offset by a decline in lumber revenues.

In the nine months ended September 30, 2023, lumber revenues decreased by approximately 30% to $170.1 million from $243.0 million in the same period of 2022 primarily caused by lower sales realizations partially offset by higher sales volumes. In the nine months ended September 30, 2023, both U.S. and European realized lumber prices were lower because of decreased demand as a result of higher interest rates and an uncertain economic outlook compared to the same period of 2022. The U.S. market accounted for approximately 56% of our lumber revenues and approximately 51% of our lumber sales volumes in the nine months ended September 30, 2023. The majority of the balance of our lumber sales were to Europe.

Energy and wood residuals revenues decreased by approximately 12% to $26.4 million in the nine months ended September 30, 2023 from $29.9 million in the same period of 2022 as a result of lower energy sales realizations.

In the nine months ended September 30, 2023, our mass timber business continued to ramp up operations and manufactured products revenues more than doubled to $42.6 million from $17.2 million in the same period of 2022.

Pallet revenues of $97.7 million and biofuels revenues of $29.8 million in the nine months ended September 30, 2023 are from the inclusion of Torgau.

Lumber production increased by approximately 8% to 350.7 MMfbm in the nine months ended September 30, 2023 from 324.8 MMfbm in the same period of 2022 as a result of the inclusion of Torgau and the upgrades at the Friesau mill.

Lumber sales volumes increased by approximately 25% to 388.4 MMfbm in the nine months ended September 30, 2023 from 310.7 MMfbm in the same period of 2022 primarily because of higher production and the timing of sales.

Average lumber sales realizations decreased by approximately 44% to $438 per Mfbm in the nine months ended September 30, 2023 from approximately $782 per Mfbm in the same period of 2022 caused by lower demand in both the U.S. and European markets. Demand was negatively impacted by rising interest rates, inflationary pressures and an uncertain economic outlook.

Manufactured products sales realizations increased to $1,672 per m3 in the nine months ended September 30, 2023 from $756 per m3 in the same period of 2022 as a result of higher CLT sales volumes.

Fiber costs were approximately 75% of our lumber cash production costs in the nine months ended September 30, 2023. In the nine months ended September 30, 2023, per unit fiber costs for lumber production increased compared to the same period of 2022, due to strong fiber demand in Germany.

In the nine months ended September 30, 2023, depreciation and amortization increased to $44.5 million from $11.7 million in the same period of 2022 primarily because of the inclusion of Torgau. Torgau’s amortization included $8.3 million for the order backlog intangible asset acquired, which is now fully amortized.

Transportation costs for our solid wood segment in the nine months ended September 30, 2023 increased by approximately 44% to $48.0 million from $33.4 million in the same period of 2022 primarily due to the inclusion of Torgau and higher lumber sales volumes.

In the nine months ended September 30, 2023, operating loss was $69.3 million compared to operating income of $84.9 million in the same period of 2022 primarily because of lower sales realizations.

FORM 10-Q

QUARTERLY REPORT - PAGE 34

Liquidity and Capital Resources

Summary of Cash Flows

	Nine Months Ended September 30,
	2023	2022
	(in thousands)
Net cash from (used in) operating activities	$(60,286)	$310,011
Net cash used in investing activities	(179,682)	(451,629)
Net cash from financing activities	230,567	94,709
Effect of exchange rate changes on cash and cash equivalents	(906)	(11,447)
Net decrease in cash and cash equivalents	$(10,307)	$(58,356)

We operate in a cyclical industry and our operating cash flows vary accordingly. Our principal operating cash expenditures are for fiber, labor and chemicals. Working capital levels fluctuate throughout the year and are affected by maintenance downtime, changing sales patterns, seasonality and the timing of receivables and sales and the payment of payables and expenses.

Cash Flows from (used in) Operating Activities. Cash used in operating activities was $60.3 million in the nine months ended September 30, 2023 compared to cash provided of $310.0 million in the comparative period of 2022. A decrease in accounts receivable provided cash of $89.1 million in the nine months ended September 30, 2023 and an increase in accounts receivable used cash of $4.3 million in the same period of 2022. In the nine months ended September 30, 2023, adjusting for net inventory impairments of $56.6 million, an increase in inventories used cash of $19.0 million and $23.9 million in the same period of 2022. A decrease in accounts payable and accrued expenses used cash of $107.6 million in the nine months ended September 30, 2023 and an increase in accounts payable and accrued expenses provided cash of $37.6 million in the same period of 2022.

Cash Flows from (used in) Investing Activities. Investing activities in the nine months ended September 30, 2023 used cash of $179.7 million primarily related to capital expenditures of $110.3 million and acquisition costs of $82.1 million for mass timber assets in the United States and Canada. In the nine months ended September 30, 2023, capital expenditures primarily related to costs to complete the Rosenthal lignin plant, upgrades to the wood rooms at our Canadian mills and maintenance and optimization projects at our German mills. In the nine months ended September 30, 2023, we received $5.4 million of insurance proceeds for our property damage claim related to the fire in 2022 at our Stendal mill and we received $4.6 million of government grants for the Peace River wood room project. Investing activities in the nine months ended September 30, 2022 used cash of $451.6 million primarily related to the acquisition of Torgau for $257.4 million, capital expenditures of $128.9 million and our transferring of $75.0 million into a six month term deposit. In the nine months ended September 30, 2022, we received insurance proceeds of $7.6 million comprised of the initial payment of $1.2 million for our property damage claim related to the Stendal fire and the balance related to the final payment for our property damage claim related to the Peace River recovery boiler.

Cash Flows from (used in) Financing Activities. In the nine months ended September 30, 2023, financing activities provided cash of $230.6 million primarily from the proceeds of the issuance of $200.0 million of senior notes due 2028 and borrowing approximately $51.3 million under our revolving credit facilities. In the nine months ended September 30, 2023, we paid dividends of $10.0 million and incurred aggregate debt issuance costs of $4.6 million related to the issuance of the senior notes and to increase the maximum borrowing capacity under our German revolving credit facility by €70.1 million. In the nine months ended September 30, 2022, financing activities provided cash of $94.7 million. In such period we borrowed $116.5 million under our revolving credit facilities. In the nine months ended September 30, 2022, we paid dividends of $9.9 million and incurred aggregate debt issuance costs of $3.0 million for the amended €300.0 million German revolving credit facility and C$160.0 million Canadian revolving credit facility.

FORM 10-Q

QUARTERLY REPORT - PAGE 35

Balance Sheet Data

The following table is a summary of selected financial information as of the dates indicated:

	September 30,	December 31,
	2023	2022
	(in thousands)
Cash and cash equivalents	$343,725	$354,032
Working capital	$796,634	$800,114
Total assets	$2,655,001	$2,725,037
Long-term liabilities	$1,721,683	$1,508,192
Total shareholders' equity	$665,452	$838,784

Sources and Uses of Funds

Our principal sources of funds are cash flows from operations and cash and cash equivalents on hand. Our principal uses of funds consist of operating expenditures, capital expenditures and interest payments on our senior notes.

The following table sets out our total capital expenditures and interest expense for the periods indicated:

	Nine Months Ended September 30,
	2023	2022
	(in thousands)
Capital expenditures	$110,302	$128,875
Cash paid for interest expense(1)	$76,906	$65,344
Interest expense(2)	$61,001	$52,731

(1)
Amounts differ from interest expense, which includes non-cash items. See supplemental disclosure of cash flow information from our Interim Consolidated Statements of Cash Flows included in this report.
(2)
Interest on our senior notes due 2026 is paid semi-annually in January and July of each year. Interest on our senior notes due 2029 is paid semi-annually in February and August of each year. Interest on our senior notes due 2028 is paid semi-annually in April and October of each year.

As of September 30, 2023, we had cash and cash equivalents of $343.7 million and approximately $304.7 million available under our revolving credit facilities and as a result aggregate liquidity of about $648.4 million.

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

QUARTERLY REPORT - PAGE 36

Debt Covenants

Certain of our long-term obligations contain various financial tests and covenants customary to these types of arrangements. See our annual report on Form 10-K for the fiscal year ended December 31, 2022.

As of September 30, 2023, we were in full compliance with all of the covenants of our indebtedness.

Off-Balance Sheet Arrangements

As of September 30, 2023, we did not have any off-balance sheet arrangements (as defined in Item 303(a)(4)(ii) of Regulation S-K).

Contractual Obligations and Commitments

There were no material changes outside the ordinary course to any of our material contractual obligations during the nine months ended September 30, 2023.

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

As a result of the strengthening of the dollar versus the euro as of September 30, 2023, we recorded a non-cash decrease of $7.6 million in the carrying value of our net assets denominated in euros, consisting primarily of our property, plant and equipment. This non-cash decrease does not affect our net loss, Operating EBITDA or cash but is reflected in our other comprehensive loss and as a decrease to our total equity. As a result, our accumulated other comprehensive loss increased to $187.4 million.

Based upon the exchange rate as of September 30, 2023, the dollar has strengthened by approximately 1% against the euro and was flat against the Canadian dollar since December 31, 2022. See "Quantitative and Qualitative Disclosures about Market Risk".

Credit Ratings of Senior Notes

We and our senior notes are rated by Standard & Poor's Rating Services, referred to as "S&P", and Moody's Investors Service, Inc., referred to as "Moody's". In September 2023, S&P lowered its outlook to negative from stable and downgraded its rating on our senior notes to B from B+. Its recovery rating decreased to “4” from “3”. Moody’s lowered its outlook to negative from stable and downgraded its rating on our senior notes to B2 from Ba3.

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

FORM 10-Q

QUARTERLY REPORT - PAGE 37

Our significant accounting policies are disclosed in Note 1 to our audited annual financial statements included in our annual report on Form 10-K for the fiscal year ended December 31, 2022. While all of the significant accounting policies are important to the consolidated financial statements, some of these policies may be viewed as having a high degree of judgment. On an ongoing basis using currently available information, management reviews its estimates, including those related to accounting for, among other things, pension and other post-retirement benefit obligations, deferred income taxes (valuation allowance and permanent reinvestment), depreciation and amortization, future cash flows associated with impairment testing for long-lived assets and goodwill, the allocation of the purchase price in a business combination to the assets acquired and liabilities assumed, legal liabilities and contingencies. Actual results could differ materially from these estimates, and changes in these estimates are recorded when known.

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

QUARTERLY REPORT - PAGE 38

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

QUARTERLY REPORT - PAGE 39

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

FORM 10-Q

QUARTERLY REPORT - PAGE 40

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

101

The following financial information from the Quarterly Report on Form 10-Q for the fiscal period ended September 30, 2023 of Mercer International Inc., formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Interim Consolidated Statements of Operations; (ii) Interim Consolidated Statements of Comprehensive Income (Loss); (iii) Interim Consolidated Balance Sheets; (iv) Interim Consolidated Statements of Changes in Shareholders' Equity; (v) Interim Consolidated Statements of Cash Flows; and (vi) Notes to the Interim Consolidated Financial Statements.

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 has been formatted in Inline XBRL.

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

Date: November 2, 2023

FORM 10-Q

QUARTERLY REPORT - PAGE 45