Form 10-K
period 2023-12-31
MERCER INTERNATIONAL INC.
filed 2024-02-15
CIK 1333274

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the Registrant’s voting and non-voting common equity held by non-affiliates of the Registrant as of June 30, 2023, the last business day of the Registrant’s most recently completed second fiscal quarter, based on the closing price of the voting stock on the NASDAQ Global Select Market on such date, was approximately $515.9 million.

As of February 13, 2024 the Registrant had 66,524,866 shares of common stock, $1.00 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with its annual meeting of shareholders to be held in 2024 are incorporated by reference into Part III hereof.

(i)

(ii)

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include words such as “believes”, “expects”, “anticipates”, “estimates”, “intends”, “plans”, “seeks” or words of similar meaning, or future or conditional verbs, such as “will”, “should”, “could”, “may”, “aims”, “intends” or “projects”. A forward-looking statement is neither a prediction nor a guarantee of future events or circumstances, and those future events or circumstances may not occur. You should not place undue reliance on forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. These forward-looking statements are all based on currently available operating, financial and competitive information. These forward-looking statements are subject to various risks and uncertainties, many of which are beyond our control. Our actual future results and trends may differ materially depending on a variety of factors, including, but not limited to, the risks and uncertainties discussed under Item 1. “Business”, Item 1A. “Risk Factors” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Given these risks and uncertainties, you should not rely on forward-looking statements as a prediction of actual results. Any or all of the forward-looking statements contained in this Annual Report on Form 10-K and any other public statement made by us, including by our management, may turn out to be incorrect. We are including this cautionary note to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for forward-looking statements. We expressly disclaim any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

INDUSTRY, MARKET AND OTHER DATA

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

INTERNET AVAILABILITY AND ADDITIONAL INFORMATION

In this Annual Report on Form 10-K, we incorporate by reference certain information contained in other documents filed with the U.S. Securities and Exchange Commission, referred to as the “SEC”, and we refer you to such information. We file annual, quarterly and current reports and other information with the SEC. The SEC maintains a website at www.sec.gov that contains these filings. You also may access, free of charge, our reports filed with the SEC through our website. Reports filed with the SEC will be available through our website as soon as reasonably practicable after they are filed. The information contained on or connected to our website, www.mercerint.com, is not incorporated by reference into this Annual Report on Form 10-K and should in no way be construed as a part of this or any other report that we filed with the SEC.

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

	Year Ended December 31,
	2023	2022	2021	2020	2019
	($/€)
End of period	1.1062	1.0698	1.1318	1.2230	1.1227
High for period	1.0453	0.9616	1.1196	1.0682	1.0905
Low for period	1.1237	1.1487	1.2295	1.2280	1.1524
Average for period	1.0817	1.0534	1.1830	1.1410	1.1194
	($/C$)
End of period	0.7575	0.7390	0.7827	0.7841	0.7715
High for period	0.7205	0.7208	0.7727	0.6878	0.7358
Low for period	0.7618	0.8031	0.8312	0.7865	0.7715
Average for period	0.7412	0.7691	0.7981	0.7457	0.7537

On February 12, 2024, the most recent weekly publication of the daily Noon Buying Rate before the filing of this Annual Report on Form 10-K reported that the Noon Buying Rate as of February 9, 2024 for the conversion of dollars to euros and Canadian dollars was $1.0782 per euro and $0.7419 per Canadian dollar.

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
•
references to “ADMTs” mean air-dried metric tonnes;
•
references to “CLT” mean cross-laminated timber;
•
references to "glulam" mean glue-laminated timber;
•
references to “m3” mean cubic meters;
•
references to “Mfbm” mean thousand board feet;
•
references to “MMfbm” mean million board feet;
•
references to “MW” mean megawatts and “MWh” mean megawatt hours;
•
references to “NBHK” mean northern bleached hardwood kraft;
•
references to “NBSK” mean northern bleached softwood kraft;
•
references to “tonnes” mean metric tonnes; and
•
our lumber metrics are converted from m3 to Mfbm using a conversion ratio of 1.6 m3 of lumber equaling one Mfbm, which is the ratio commonly used in the industry.

Due to rounding, numbers presented throughout this report may not add up precisely to totals we provide and percentages may not precisely reflect the absolute figures.

Mercer

General

We are a global forest products company and have two reportable operating segments:

•
Pulp – consists of the manufacture, sale and distribution of pulp, electricity and chemicals at our pulp mills.

•
Solid Wood – consists of the manufacture, sale and distribution of lumber, manufactured products (including CLT, glulam and finger joint lumber), wood pallets, electricity, biofuels and wood residuals at our sawmills and other facilities in Germany and our mass timber facilities in North America.

We have consolidated annual production capacity of approximately 2.3 million ADMTs of kraft pulp, 960 MMfbm of lumber, 210,000 m3 of CLT, 45,000 m3 of glulam, 17 million pallets, 230,000 tonnes of biofuels (wood pellets and briquettes) and 426.5 MW of electrical generation.

Pulp Segment

We are one of the world’s largest producers of “market” NBSK pulp, which is pulp that is sold on the open market. Our size provides us increased presence, better industry information in our markets and close customer relationships with many large pulp consumers.

(3)

We operate four modern and highly efficient pulp mills. These include NBSK mills in Eastern Germany and one NBSK mill and one “swing” kraft mill in Western Canada which produces both NBSK and NBHK.

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

In the second quarter of 2023, we commissioned the lignin pilot production and research and development facility at our Rosenthal mill. This facility can produce approximately 250 tonnes of lignin per year. We believe lignin has the potential to be a sustainable green alternative to displace fossil fuels and hydrocarbon-based products.

Of our consolidated annual production capacity of approximately 2.3 million ADMTs of kraft pulp, approximately 2.0 million ADMTs or 89% is NBSK and the balance is NBHK.

Key operating details for each of our pulp mills are as follows:

•
Stendal mill – Our Stendal mill is a modern, efficient, single line, ISO 9001, 14001, 38200 and 50001 certified NBSK pulp mill that has an annual production capacity of approximately 740,000 ADMTs and 148 MW of electrical generation. The Stendal mill is located near the town of Arneburg, Germany, approximately 80 miles west of Berlin.
•
Rosenthal mill – Our Rosenthal mill is a modern, efficient ISO 9001, 14001, 38200 and 50001 certified NBSK pulp mill that has an annual production capacity of approximately 360,000 ADMTs and 57 MW of electrical generation. The Rosenthal mill is located in the town of Rosenthal am Rennsteig, Germany, approximately 185 miles south of Berlin.
•
Celgar mill – Our Celgar mill is a modern, efficient ISO 9001 and 14001 certified NBSK pulp mill that has an annual production capacity of approximately 520,000 ADMTs and 100 MW of electrical generation. The Celgar mill is located near the city of Castlegar, British Columbia, Canada, approximately 375 miles east of Vancouver.
•
Peace River mill – Our Peace River mill is a modern, efficient ISO 9001 and 14001 certified mill that produces both NBSK and NBHK pulp and has an annual production capacity of approximately 475,000 ADMTs and 65 MW of electrical generation. The Peace River mill is located near the town of Peace River, Alberta, Canada, approximately 305 miles north of Edmonton. Peace River also holds two 20-year renewable governmental forest management agreements and three deciduous timber allocations in Alberta with an aggregate allowable annual cut of approximately 2.9 million m3 of hardwood and softwood allocations totaling 375,000 m3. Through our Peace River mill, we have a 50% proportionate share of the annual production capacity of the Cariboo mill, with our share of its annual production capacity being approximately 170,000 ADMTs and 28.5 MW of electrical generation. The Cariboo mill is located in Quesnel, British Columbia, Canada.

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

(4)

The following table sets out our pulp production and pulp revenues for the periods indicated:

	Year Ended December 31,
	2023	2022	2021
Pulp production ('000 ADMTs)	1,965.6	1,878.6	1,863.9
Pulp sales ('000 ADMTs)	1,951.2	1,917.7	1,812.7
Pulp revenues (in thousands)	$1,402,620	$1,686,370	$1,389,439

Our pulp mills generate and sell surplus electricity, providing us with a stable revenue source unrelated to pulp prices. Our German pulp mills also generate tall oil from black liquor, which is sold to third parties for use in numerous applications, including biofuels. Since our energy and chemical production are by-products of our pulp production process, there are minimal incremental costs and our surplus energy and chemical sales are highly profitable. All of our mills generate and sell surplus energy to regional utilities or the regional electrical market. Our German mills can sell energy at market prices and our Stendal mill has the option to sell energy pursuant to a special tariff under Germany’s Renewable Energy Sources Act, or the “Renewable Energy Act”. However, in 2023, as a result of higher energy prices resulting from reduced supply caused by the war in Ukraine, Stendal primarily sold energy at market prices which were generally higher than the tariff rate. Both the European Union and Germany have enacted or proposed legislation related to energy supply shortages and high energy prices resulting from the war, including a mandatory cap on market revenues at €180 per MWh for inframarginal generators such as renewables, nuclear and lignite producers. The price cap came into force in February 2023 and has been extended to January 2025. On December 16, 2022, the German government approved a "windfall" profits tax on energy producers which took effect from December 2022 until it expired in June 2023. The windfall profits tax was equivalent to 90% of the revenue above a "baseline" threshold for energy producers. See Item 1A. “Risk Factors – We sell surplus green energy in Germany and are subject to changing energy legislation in response to high prices and energy shortages".

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

The following table sets out the amount of surplus energy we produced and sold and revenues from the sale of such surplus energy and chemicals in our pulp segment for the periods indicated:

	Year Ended December 31,
	2023		2022		2021
	(MWh)	($)	(MWh)	($)	(MWh)	($)
		(in thousands)		(in thousands)		(in thousands)
Surplus electricity(1)	832,587	89,134	751,720	167,518	701,971	86,311
Chemicals		24,376		12,229		7,343
Total		113,510		179,747		93,654

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

Solid Wood Segment

Our solid wood segment consists of the manufacture, sale and distribution of lumber, manufactured products (including CLT, glulam and finger joint lumber), wood pallets, electricity, biofuels and wood residuals from our sawmills and other facilities located in Germany and our mass timber facilities in North America, which include the recently acquired U.S. and Canadian facilities of the Structurlam group of companies, referred to as the “Structurlam Group”.

Since 2021, we have invested approximately $396.6 million to expand our solid wood activities and product mix, to acquire the Mercer Spokane Mass Timber facility, referred to as the "Mercer Spokane facility" in 2021, the Torgau facility in 2022 and substantially all of the assets of the Structurlam Group in June 2023,

(5)

which included a mass timber production facility in Conway, Arkansas, referred to as the "Mercer Conway facility" and three mass timber production facilities in British Columbia, Canada. We combined the British Columbia facilities into one facility, referred to as the "Mercer Okanagan facility" after completing the acquisition.

In addition, since 2021 we have invested approximately $96.3 million in capital expenditures in our solid wood segment to increase production, lower costs and enhance efficiency.

Our solid wood segment has an aggregate capacity of approximately 960 MMfbm of lumber, 210,000 m3 of CLT, 45,000 m3 of glulam, 17 million pallets, 230,000 tonnes of biofuels and 28 MW of electrical generation.

The following is a description of the mills and facilities comprising our solid wood segment:

•
Friesau mill – Our Friesau mill is ISO 50001 and 38200 certified and has an annual production capacity of approximately 550 MMfbm of lumber and 13 MW of electrical generation. The mill is located in Friesau, Germany, approximately 185 miles south of Berlin and 10 miles west of our Rosenthal mill and is one of the Rosenthal mill’s largest fiber suppliers. The mill has a diverse product line ranging from custom rough green and dry lumber for the European market to kiln-dried, dimension lumber for the United States, Japan, United Kingdom and other export markets.
•
Torgau facility – Our Torgau facility is ISO 50001 certified and is an integrated sawmill and value-add pallet production facility, with an annual production capacity of approximately 410 MMfbm of lumber, 17 million pallets and 15 MW of electrical generation. The Torgau facility can also produce up to 230,000 tonnes of biofuels, consisting of wood pellets and briquettes, used to generate electricity and thermal energy. The Torgau facility is currently one of the world’s largest producers of Euro-pallets, the standard European shipping pallet. The Torgau facility is located in Torgau, Germany, approximately 70 miles south of Berlin.
•
Mercer Spokane facility – The Mercer Spokane facility is a 253,000 square foot facility that has an annual production capacity of 140,000 m3 of CLT. We believe that the facility is one of the largest CLT facilities in North America and that it currently represents approximately 20% of North American CLT capacity. CLT is a wood panel product, made from adhering layers of sawn lumber and is used as a more sustainable alternative to steel and concrete in building projects.
•
Mercer Conway facility – The Mercer Conway facility is a modern, state-of-the-art manufacturing facility that was built in 2021 and has an annual combined capacity of approximately 75,000 m3 of CLT and glulam. The Mercer Conway facility includes over 280,000 square feet of manufacturing space, and is strategically located in the Southern United States in proximity to growing construction markets with access to a large high-quality regional wood basket.
•
Mercer Okanagan facility – The Mercer Okanagan facility has an annual capacity of approximately 40,000 m3 of glulam and CLT. As glulam is commonly incorporated into mass timber construction projects, these assets complement our Mercer Spokane facility and enhance our ability to service the growing customer base for our mass timber business.

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

(6)

The following table sets out our major product production and revenues in our solid wood segment for the periods indicated:

	Year Ended December 31,
	2023	2022(1)	2021
Lumber production (MMfbm)	462.3	442.2	447.9
Lumber sales (MMfbm)	500.5	409.9	419.7
Lumber revenues (in thousands)	$217,939	$288,002	$293,166
Energy production and sales (‘000 MWh)	160.2	109.6	74.6
Energy revenues (in thousands)	$21,451	$25,653	$11,547
Manufactured products production(2) (‘000 m3)	25.1	36.3	6.1
Manufactured products sales(2) (‘000 m3)	33.4	28.8	4.1
Manufactured products revenues(2) (in thousands)	$58,895	$22,759	$2,391
Pallet production (‘000 units)	10,707.2	2,568.4	—
Pallet sales (‘000 units)	11,041.2	2,646.3	—
Pallet revenues (in thousands)	$121,424	$36,063	$—
Biofuel production(3) (‘000 tonnes)	167.2	45.7	—
Biofuel sales(3) (‘000 tonnes)	144.8	49.8	—
Biofuel revenues(3) (in thousands)	$40,680	$17,691	$—
Wood residuals revenues (in thousands)	$11,665	$18,290	$6,368

(1)
Includes results of the Torgau facility since September 30, 2022.
(2)
Primarily includes CLT, glulam and finger joint lumber for the year ended December 31, 2023, CLT and finger joint lumber for the year ended December 31, 2022 and finger joint lumber for the year ended December 31, 2021.
(3)
Includes pellets and briquettes.

The Friesau mill and Torgau facility generate electricity for minimal incremental costs, all of which is sold, providing a stable revenue source unrelated to lumber prices. Both the Friesau mill and Torgau facility can sell surplus electricity at market prices or pursuant to special tariff rates under the Renewable Energy Act. In 2023, the Friesau mill and Torgau facility primarily sold energy at their special tariff rates which were generally higher than market prices.

The following table sets out the amount of surplus energy we produced and sold and revenues from the sale of surplus energy by our Friesau mill and Torgau facility for the periods indicated.

	Year Ended December 31,
	2023		2022(1)		2021
	(MWh)	($)	(MWh)	($)	(MWh)	($)
		(in thousands)		(in thousands)		(in thousands)
Surplus electricity	160,161	21,451	109,582	25,653	74,648	11,547

(1)
Includes results of the Torgau facility since September 30, 2022.

Corporate Structure, History and Development of Business

Mercer Inc. is a corporation organized under the laws of the State of Washington whose common stock is quoted and listed for trading on the NASDAQ Global Select Market (MERC).

(7)

The following chart sets out our principal operating subsidiaries, all of which are directly or indirectly 100% owned, their jurisdictions of organization and their principal activities:

Principal Operating Subsidiaries
Name	Jurisdiction of Organization	Principal Activities

Mercer Stendal GmbH (formerly Zellstoff Stendal GmbH)	Germany	Pulp, energy and chemical production and sales

Mercer Rosenthal GmbH (formerly Zellstoff-und Papierfabrik Rosenthal GmbH)	Germany	Pulp, energy and chemical production and sales

Mercer Celgar Limited Partnership	British Columbia, Canada	Pulp, energy and chemical production and sales

Mercer Peace River Pulp Ltd.	British Columbia, Canada	Pulp and energy production and sales

Mercer Timber Products GmbH	Germany	Lumber and energy production and sales

Mercer Spokane LLC (formerly Mercer Mass Timber LLC)	Washington, U.S.A.	CLT production and sales

Mercer Torgau GmbH & Co. KG (formerly HIT Holzindustrie Torgau GmbH & Co. KG)	Germany	Pallets, lumber, biofuels and energy production and sales

Mercer Holz GmbH	Germany	Wood procurement and logistics

Mercer Conway Inc.	Delaware, U.S.A.	CLT and glulam production and sales

We entered into the pulp business in 1994 by acquiring our Rosenthal mill and in 1999 converted it to the production of kraft pulp. We subsequently expanded our pulp operations by constructing the Stendal mill at a cost of approximately $1.1 billion in 2004 and acquired the Celgar mill in 2005 and the Peace River mill in 2018.

In 2017, we entered into the solid wood business when we acquired the Friesau mill. In 2021, we acquired the Mercer Spokane facility for approximately $51.3 million. In September 2022, we acquired all of the outstanding shares of the parent company of Mercer Torgau GmbH & Co. KG, the owner of the Torgau facility, for approximately $263.2 million, inclusive of working capital. In June 2023, we acquired the Mercer Conway facility and Mercer Okanagan facility from the Structurlam Group for approximately $82.1 million.

Corporate Strategy

Our corporate strategy is designed to, among other things, grow and expand our assets in our areas of expertise in the forest products industry in a sustainable manner. This includes organic growth through targeted capital expenditures focused on enhancing our existing assets, including to diversify our product offering and revenue sources, and acquisitions of complementary or additional assets, while maintaining the integrity of our balance sheet and liquidity. We strive to operate modern world class facilities with a high standard of environmental, social and governance performance.

(8)

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

We focus on maintaining a balance sheet that allows us to advance our objectives through the full economic cycle, while at the same time, giving us some flexibility to take advantage of strategic growth opportunities as they arise. We maintain a foundation of long-term, unsecured, senior notes with expiry dates ranging from 2026 to 2029. In addition to cash on hand, we have a series of revolving credit facilities intended to provide liquidity and flexibility in times of opportunity or economic slowdown.

In furtherance of this strategy, since 2021 we have completed a series of acquisitions that expanded and diversified our product mix in the solid wood segment, including the acquisition of the Mercer Spokane facility in 2021, the Torgau facility in 2022 and the Mercer Conway facility and Mercer Okanagan facility in 2023. In particular, the acquisition of the Mercer Conway facility, along with its glulam production capabilities, positions us to capitalize on the growing market share of CLT and glulam in North American construction as customers seek more carbon-efficient building alternatives.

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

Most paper users of market kraft pulp use a mix of softwood and hardwood grades to optimize production and product qualities. In 2023, market kraft pulp consumption was approximately 60% hardwood bleached kraft and 37% softwood bleached kraft, with the remainder comprised of unbleached pulp. Over the last several years, production of hardwood pulp, based on fast growing plantation fiber primarily from Asia and South America, has increased much more rapidly than that of softwood grades, because of longer growth cycles. Hardwood kraft generally has a cost advantage over softwood kraft as a result of lower fiber costs, higher wood yields and, for newer hardwood mills, economies of scale. As a result of this growth in supply and lower costs, kraft pulp customers have substituted some of the pulp content in their products to hardwood pulp.

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

(9)

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

Markets

We believe that over 158 million ADMTs of chemical pulp are converted annually into tissues, printing and writing papers, carton boards and other specialty grades of paper and paperboard around the world. We also believe that approximately 41% of this pulp is sold on the open market as market pulp, while the remainder is produced for internal purposes by integrated paper and paperboard manufacturers.

The pulp business is highly cyclical in nature and markets are characterized by periods of supply and demand imbalance, which in turn affect prices. Pulp markets are highly competitive and are sensitive to cyclical changes in the global economy, industry capacity and foreign exchange rates, all of which can have a significant influence on selling prices and our operating results. The length and magnitude of industry cycles have varied over time but generally reflect changes in macro-economic conditions and levels of industry capacity. Pulp is a commodity that is generally available from other producers. As commodity products have few distinguishing qualities from producer to producer, competition is generally based upon price, which is primarily determined by supply relative to demand.

Between 2014 and 2023, worldwide demand for chemical market pulp overall grew at an average rate of approximately 2% annually, with worldwide demand for bleached softwood kraft market pulp generally flat over the same time period.

NBSK pulp demand is significantly impacted by global macro-economic trends. Certain of such trends have had a positive effect on pulp demand while others have had a negative impact.

A major long-term macro trend has been the increase in demand from emerging markets, and in particular China. In China alone, tissue production capacity has increased by approximately 8.3 million ADMTs over the last five years. In China, imports of chemical softwood market pulp grew overall by approximately 8% per annum for the period from 2014 to 2023 and it is a key driver of pulp demand and consumption.

We believe that emerging markets now account for approximately 61% of total global demand for bleached softwood kraft market pulp and China itself now accounts for approximately 35% of such global demand.

Two other macro trends positively affecting pulp demand have been the increase in usage and demand for tissue and hygiene products, particularly in China and emerging markets generally and the global reliance on online delivery of products which has increased demand for packaging and specialty products.

Two macro-economic trends that have negatively impacted pulp demand are:

•
the material decline in graphic and printing and writing paper demand in recent years, with a material portion of such decline not expected to return; and
•
paper demand in the historically mature markets of North America, Europe and Japan has been declining or stagnating, which has resulted in Western Europe currently accounting for approximately 19% of global bleached softwood kraft market pulp demand compared to approximately 27% in 2014.

(10)

The trends and changes in NBSK pulp demand by end use are reflected in the following chart which compares worldwide NBSK pulp demand by end use for the periods indicated:

NBSK Pulp Demand by End Use

We believe 2023 NBSK demand by end use was generally consistent with the trend in the chart above.

Oversupply of our products can result from producers introducing new capacity in response to favorable pricing trends. In 2023, there was a net increase in pulp capacity of approximately 3.3 million ADMTs, primarily of hardwood kraft pulp. Currently, we are aware of approximately 3.5 million ADMTs of announced net capacity increases primarily of hardwood kraft pulp scheduled to come online in 2024.

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

Although China is now the largest market globally for pulp, Europe has also historically been a significant market. As NBSK pulp is a premium grade of pulp, the European market NBSK list price is at times used by the industry as a benchmark reference price. The third party industry quoted average European list prices for NBSK pulp since 2014 have fluctuated between a low of approximately $790 per ADMT in 2016 and a high of $1,500 per ADMT in 2022.

Our pulp sales realizations in Europe and North America are based on third party industry quoted list prices, net of customer discounts, rebates and other selling concessions. Our sales to China and Asia generally are

(11)

closer to a net price with significantly lower or little discounts and rebates. As a result, our net sales realizations in China are generally similar to other markets.

The following table sets out third party industry quoted list prices (before discounts and rebates) for NBSK pulp in Europe and North America and net prices for NBSK pulp in China as of the dates indicated:

	December 31,
	2023	2022
	($/ADMT)
Europe (List Price)	1,300	1,425
North America (List Price)	1,350	1,720
China (Net Price)	730	885

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

Our key NBSK pulp competitors are principally located in Northern Europe and Canada and include Metsä Fibre, Södra Cell, Ilim, Paper Excellence, UPM, Stora Enso, SCA and Canfor Pulp.

Solid Wood Industry

General

Our solid wood segment consists of the manufacture, sale and distribution of lumber, manufactured products (including CLT, glulam and finger joint lumber), wood pallets, electricity, biofuels and wood residuals from our sawmills and other facilities in Germany and North America.

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

(12)

skilled construction trades and construction finishing products, transportation costs, exchange rates, government tariffs and the competitiveness of substitute products. Demand can vary from region to region within a country and seasonal factors that determine optimal building conditions can also affect demand.

The process for manufacturing lumber results in a significant percentage of each sawlog ending up as by-products or residuals such as wood chips, trim blocks, sawdust shavings and bark. Due to the close proximity of the German pulp mills to the Friesau mill and Torgau facility, we are able to achieve fiber utilization and fiber logistics synergies. By-products at the Friesau mill are typically used as fuel for our cogeneration power plant or sold to a wide variety of customers. In addition, we utilize a significant portion of the chips from the Friesau mill at our Rosenthal mill. At the Torgau facility sawmill residuals are used by our pulp mills or used to produce heating pellets and briquettes. Bark is used to generate electricity and thermal energy.

The main markets for our lumber products are in the United States and Europe.

Our Friesau mill and Torgau facility lumber sales are to a diverse customer base. Customers include national and regional distributors, large construction firms, secondary manufacturers, retail yards and home centers.

Our Torgau facility also sells pallets and biofuels to a diverse customer base that is primarily located within a 185 mile range of the facility. The facility is one of the world’s largest producers of Euro-pallets, the standard European shipping pallet.

The Mercer Spokane facility, Mercer Conway facility and Mercer Okanagan facility produce CLT, a wood panel product, made from adhering layers of sawn lumber that is used as a more sustainable alternative to steel and concrete in building projects. We believe the facilities currently represent approximately 35% of North American CLT capacity. The facilities' customers are mainly building contractors or property owners. The Mercer Conway facility and Mercer Okanagan facility are also able to produce glulam, a stress-rated, engineered wood product comprised of wood laminations that are bonded together. It is commonly used for support structures such as columns, beams, floor-joints and trusses, offering a high degree of customization and pre-fabrication. The Mercer Spokane facility, Mercer Conway facility and Mercer Okanagan facility also produce finger joint lumber, a product which joins short pieces of wood together to form pieces of greater length.

Competition

The markets for our lumber products are highly competitive with many producers competing globally. Producers range from small independent mills to very large global producers, including integrated forest products companies. In recent years, there has been significant consolidation in the solid wood industry that has resulted in the creation of even larger global competitors. Producers compete generally on price, quality and service. With respect to lumber and certain solid wood products, these are commodities with few distinguishing features and producers primarily compete based on delivered price. Factors influencing our competitive position include, among others, the availability, quality and cost of raw materials, including fiber, energy and labor, the efficiency and productivity of our facilities and our ability to utilize or sell by-products from the lumber manufacturing process. The Friesau mill and Torgau facility lumber sales also compete in international markets subject to currency fluctuations and global business conditions. Our key competitors in the segment include West Fraser, Canfor, Interfor, Resolute Forest Products, Weyerhaeuser, Binderholz, Stora Enso and Ilim.

The Torgau facility’s pallets compete with other European pallet producers. The German pallet market is dominated by wood pallet producers. Since most pallets are standardized, there is limited room for product differentiation, implying that logistical organization, production capacity, and the ability to meet just-in-time demand form regional competitive advantages.

The Mercer Spokane facility, Mercer Conway facility and Mercer Okanagan facility compete with other producers of CLT, glulam and alternative building materials such as concrete and steel. These building alternatives can be competitive on a cost basis, and have the added benefit of being in wide use for multiple years, as opposed to CLT and glulam which are relatively new in its North American adoption. These

(13)

alternatives, however, lack the environmental attributes of CLT and glulam, in addition to its aesthetic appearance.

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
$140.6
$211.8
$111.9
$105.8
$103.5
2023
2022
2021
2020
2019

(1)
Does not include energy revenues of our 50% joint venture interest in the Cariboo mill, which is accounted for using the equity method.
(2)
Includes results of the Torgau facility since September 30, 2022.

Germany

Certain of our German mills have the option to sell their surplus electricity at special tariffs under the Renewable Energy Act. The special tariff for our Stendal mill is in effect until December 2024, for our Friesau mill until 2029 and for our Torgau facility's four cogeneration power plants range from 2029 to 2034.

In 2023, our Stendal mill primarily sold energy at market prices. Our Friesau mill and Torgau facility primarily sold energy at their special tariff rates which were generally higher than market prices.

In 2023, energy sales for our German mills were approximately $92.8 million or 855,728 MWh.

In connection with our focus on the growing bio-energy market, we sell tall oil, a by-product of our pulp production process which is used as both a chemical additive and as a green energy source. In 2023, we generated approximately $24.3 million from the sale of tall oil and other chemicals from our pulp segment.

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

In 2023, our Canadian mills sold approximately 137,020 MWh of renewable electricity for proceeds of approximately $17.8 million.

(15)

Production Costs

Our major costs of pulp production are fiber, labor, chemicals and energy.

Fiber

General

Fiber, comprised of wood chips and pulp logs, is our most significant operating expense for our pulp segment, representing about 55% of our pulp cash production costs in 2023. Further, fiber, in the form of sawlogs, represented about 75% of lumber cash production costs in 2023.

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

The Friesau mill and Torgau facility consume sawlogs and waste wood. The Mercer Spokane facility, Mercer Conway facility and Mercer Okanagan facility consume lumber. Sawlogs, waste wood and lumber are all cyclical in both price and supply.

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

(16)

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

In 2023, our German pulp mills consumed an aggregate of approximately 5.4 million m3 of fiber. Approximately 62% was in the form of pulp logs and approximately 38% was in the form of sawmill wood chips.

In 2023, our pulp segment per unit fiber costs in Germany increased compared to 2022, primarily as a result of stronger demand from other wood consumers such as heating pellet producers.

The core wood supply region for the Stendal mill includes most of Northeastern and Western Germany, primarily within an approximate 400 kilometer radius of the mill. We also purchase wood chips from Southwestern and Southern Germany as well as the Baltic Sea region. The fiber consumed by the Stendal mill consisted of approximately 56% spruce, 42% pine and 2% other species in 2023. The Stendal mill has sufficient chipping capacity to almost fully operate solely using pulp logs, if required. We source pulp logs from private and municipal forest owners and from state forest agencies. Our Stendal mill has historically also imported fiber from Poland and the Baltic Sea region.

Our Rosenthal mill sources wood chips from approximately 27 sawmills located primarily in the German states of Bavaria, Baden-Württemberg and Thuringia and primarily within a 300 kilometer radius of the Rosenthal mill. Within this radius, the Rosenthal mill is the largest consumer of wood chips. Given its location and size, the Rosenthal mill is often the best economic outlet for the sale of wood chips in the area. In 2023, approximately 93% of the fiber consumed by the Rosenthal mill was spruce and the remainder was pine. Wood chips for the Rosenthal mill are normally sourced from sawmills under one-year contracts with quarterly adjustments for market pricing. Substantially all of our chip supply is sourced from suppliers with which we have long-standing relationships. Pulp logs are sourced from the state forest agencies in Thuringia, Saxony and Bavaria and from private and municipal forest owners. In addition, the Rosenthal mill buys relevant volumes via imports from the Czech Republic.

Our Friesau mill and Torgau facility are each dependent on the consistent supply of sawlog fiber. Wood fiber is the single largest input cost and accounts for about 75% of our cash costs of producing lumber in 2023. Our Friesau mill is located in an area where there is a significant amount of high-quality fiber within economic reach. The wood fiber requirements of the Friesau mill and Torgau facility are met primarily through open market purchases and contract purchases from state forestry agencies and private and municipal forest owners.

In Germany, over the last several years, the price and supply of wood chips has been affected from time to time by increasing demand from alternative or renewable energy producers and government initiatives for carbon neutral energy. In 2022 and early 2023, increasing energy prices as a result of energy supply shortages caused by the war in Ukraine increased the demand for wood chips and industrial logs for energy production.

Additionally, over the last few years, there was a material increase in the availability of harvestable wood as a result of beetle infestation of German forests. Generally, beetle-infested wood is harvested more rapidly so as to be useable before deterioration makes the wood unsuitable for its intended purposes.

(17)

While such beetle-infested wood increased fiber supply and led to lower prices in the short-term, such increased harvest levels can lead to challenges in maintaining a sustainable harvest level over the long-term and can lead to periods of reduced harvest levels in the future.

North America

In 2023, our Celgar and Peace River mills consumed approximately 4.2 million m3 of fiber. Approximately 55% of such fiber was in the form of sawmill wood chips and the remaining 45% came from pulp logs processed through their wood rooms or chipped by a third-party. Our Canadian mills’ wood rooms are able to process about 46% of their fiber needs. The source of fiber at the mill is characterized by a mixture of species (aspen, spruce, douglas fir, hemlock, pine and cedar) and the mills source fiber from a number of Canadian and U.S. suppliers.

In British Columbia, a combination of high harvesting rates during a past beetle endemic, subsequent governmental initiatives to reduce harvest levels and weaker lumber prices in 2022 and 2023 resulted in lower sawlog availability and sawmill activity. This resulted in lower wood chip availability which increased fiber costs in British Columbia. In 2023, our Canadian pulp mills’ per unit fiber costs increased compared to 2022, due to strong demand in the mills' fiber baskets and for our Celgar mill, a decrease in the availability of wood chips as a result of regional sawmill curtailments.

The availability of fiber for our mills is in large part influenced by the strength of the lumber market. Lumber markets are primarily driven by U.S. housing starts, home renovation activities and, to a lesser degree, demand from China.

In 2023, our Canadian mills had access to approximately 25 different chip suppliers, most of whom are in Canada and, in the case of the Celgar mill, are also in the United States. Chips are purchased in Canada and the United States in accordance with chip purchase agreements. Generally, pricing is reviewed and adjusted periodically to reflect market conditions. The contracts for the Celgar mill are generally for one-year terms with quarterly adjustments or on three-month terms. The chip contracts for Peace River are generally for three to five years with monthly adjustments indexed to the average pulp price.

To secure the volume of pulp logs required by its wood room and field chippers, the Celgar mill has entered into pulp log supply agreements. Such agreements can range from three-month to one-year terms, with a number of different suppliers, many of whom are also contract chip suppliers for the mill. All of the pulp log agreements can be terminated by either party for any reason, upon seven days’ written notice. The Celgar mill also bids on British Columbia timber sales from time to time.

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

The Mercer Spokane facility, Mercer Conway facility and Mercer Okanagan facility primarily source lumber through open market purchases or short-term contracts with regional producers in the U.S. Pacific Northwest, Western Canada and the U.S. South.

Labor

Our labor costs have increased over time due to inflation in wages and health care costs.

(18)

Energy

Our energy is primarily generated from renewable carbon neutral sources, such as black liquor and wood waste. Our mills produce all of our electrical energy requirements and generate excess energy which we sell to third-party utilities and to regional electrical markets. We utilize fossil fuels, such as natural gas, primarily in our lime kilns and we use a limited amount for start-up and shut-down operations. Additionally, from time to time, mill process disruptions occur and we consume small quantities of purchased electricity and fossil fuels to maintain operations. As a result, all of our mills are subject to fluctuations in the prices for fossil fuels.

Chemicals

Our pulp mills use certain chemicals which are generally available from several suppliers and sourcing is primarily based upon pricing and location. Our chemical costs have increased in recent years.

Sales, Marketing and Distribution

Our global sales and marketing group is responsible for conducting all sales and marketing of the pulp produced at our mills and currently has approximately 20 employees. This group largely handles all European and North American sales directly. Sales to Asia are made directly or through commission agents overseen by our sales group. The global sales and marketing group handles sales to over 270 customers. We coordinate and integrate the sales and marketing activities of our German mills to realize on a number of synergies between them. These include reduced overall administrative and personnel costs and coordinated selling, marketing and transportation activities. We also coordinate pulp sales across our mills on a global basis, thereby providing our larger customers with seamless service across all major geographies. In marketing our pulp, we seek to establish long-term relationships by providing a competitively priced, high-quality, consistent product and excellent service. In accordance with customary practice, we maintain long-standing relationships with our customers, pursuant to which we periodically reach agreements on specific volumes and prices.

Our solid wood segment sales are handled by our sales teams in Germany and Vancouver. We also sell lumber through commissioned agents in certain markets.

The following table sets out our pulp segment revenues by geographic area for the periods indicated:

	Year Ended December 31,
	2023	2022
	(in thousands)
United States	$123,818	$236,862
Germany	349,685	553,935
China	551,945	495,668
Other countries	490,682	579,652
Total(1)	$1,516,130	$1,866,117

(1)
Excludes intercompany sales.

(19)

The following charts set out the geographic distribution of our pulp segment revenues as a percentage of our total pulp segment revenues for the periods indicated:

The following table sets out the distribution of our pulp sales volumes by end use for the periods indicated:

	Year Ended December 31,
	2023	2022
	(in thousands of ADMTs)
Tissue	778	682
Specialty	333	406
Printing & Writing	700	768
Other	140	62
Total	1,951	1,918

The following table sets out our solid wood segment revenues by geographic area for the periods indicated:

	Year Ended December 31,
	2023	2022(1)
	(in thousands)
United States	$169,883	$177,917
Germany	224,741	142,846
Other countries	77,430	87,695
Total(2)	$472,054	$408,458

(1)
Includes results of the Torgau facility since September 30, 2022.
(2)
Excludes intercompany sales.

(20)

The following charts set out the geographic distribution of our solid wood segment revenues as a percentage of our total solid wood segment revenues for the periods indicated:

Our pulp segment and solid wood segment sales are on customary industry terms. As of December 31, 2023, we had no material payment delinquencies. In 2023 and 2022, no customer accounted for 10% or more of our revenues. We do not believe our pulp segment or solid wood segment sales are dependent upon the activities of any single customer and the loss of any single customer would not have a material adverse effect on us.

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

The Torgau, Mercer Spokane, Mercer Conway and Mercer Okanagan facilities' products are primarily transported by truck.

In 2023 and 2022, outbound transportation costs comprised approximately 10% and 12%, respectively, of our total consolidated costs and expenses.

(21)

Capital Expenditures

We have continued to make capital investments designed to increase pulp, green energy and chemical production, reduce costs and improve efficiency and environmental performance at our pulp mills. The improvements made over the years have increased the competitive position of our pulp mills. Since its acquisition, we have also made capital investments to optimize sawmill production at the Friesau mill.

The following table sets out the total capital expenditures by segment (excluding any related governmental grants) for the periods indicated:

	Year Ended December 31,
	2023	2022
	(in thousands)
Pulp segment(1)	$90,126	$146,635
Solid wood segment	45,707	31,190	(2)
Total	$135,833	$177,825

(1)
Includes expenditures to rebuild the wood chip conveying systems at the Stendal mill which were damaged by a fire in 2022. The rebuild was financed with insurance proceeds, of which $12.2 million was received in 2023 and $2.2 million was received in 2022.
(2)
Includes results of the Torgau facility since September 30, 2022.

In our pulp segment, capital investments at the Stendal mill in 2023 primarily related to completing the rebuild of the wood chip conveying systems that were damaged by fire in 2022 and maintenance projects. In 2022, they primarily related to capacity expansion projects, initial costs to rebuild the wood chip conveying systems and maintenance projects.

Capital investments at our Rosenthal mill in 2023 primarily related to the completion of the lignin plant and maintenance projects. In 2022, they primarily related to the initial construction of the lignin plant and maintenance projects.

Capital investments at the Celgar and Peace River mills in 2023 and 2022 primarily related to wood room upgrades and maintenance projects.

In our solid wood segment, in 2023, capital investments were primarily related to optimization projects, including sorter line upgrades at our Friesau mill and Mercer Spokane facility, log yard improvements at our Torgau facility and other maintenance projects. In 2022, capital investments were primarily related to sorter line upgrades at our Friesau mill and other production improvement and maintenance projects at the Mercer Spokane facility.

Qualifying capital investments at industrial facilities in Germany that reduce pollutants in the effluent discharge can be used to offset wastewater fees that would otherwise be required to be paid. For more information about our environmental capital expenditures, see “– Environmental”.

In 2024, excluding amounts being financed through government grants, we currently expect our total capital expenditures to be approximately $75 million to $100 million, principally comprised of maintenance projects.

Innovation

We utilize our expertise with wood, its processing and by-products to expand our product mix. As a result, we seek to develop new products based on our expertise in wood processing and working with derivatives of the kraft pulping process. Currently these processes are focused on:

•
the production and sale of CLT, glulam and other value-added wood products like finger joint products at our Mercer Spokane facility, Mercer Conway facility and Mercer Okanagan facility;
•
the further refinement of materials contained in black liquor, the extractive chemical and lignin containing compounds that are a result of the kraft pulping process; and

(22)

•
the further refinement of cellulose materials that are currently the basis of pulp.

We are working on some of these initiatives on our own, with others and in conjunction with industry associations or joint venture partners.

In an effort to further grow our chemical sales and bring additional value to our by-product stream, we invested in a pilot lignin plant at our Rosenthal mill. This plant will allow us to research the commercial opportunities of this product. Lignin has many potential uses in the manufacture of green alternative products such as adhesives and carbon black.

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

We devote significant management and financial resources to comply with all applicable environmental laws and regulations. In particular, the operation of our plants is subject to permits, authorizations and approvals and we must comply with prescribed emission limits. Compliance with these requirements is monitored by local authorities and non-compliance may result in administrative orders, fines or closures of the non-compliant mill. Our total capital expenditures on environmental projects at our mills were approximately $2.8 million in 2023 and approximately $4.8 million in 2022. In 2024, capital expenditures for environmental projects are expected to be approximately $6.5 million.

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

(23)

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

In 2019, the Canadian federal government began phasing in a federal carbon tax pricing system in provinces and territories without a provincial carbon tax program that meets the minimum national stringency requirements. The federal carbon tax pricing system has two parts: a regulatory charge on fossil fuels like gasoline and natural gas (the “fuel charge”) and a performance-based system for industries (the “OBPS”). Under the OBPS, industrial emitters will be taxed at current rates on any emissions emitted above the performance standard or receive carbon credits if they are below the standard. As of January 1, 2024, the federal fuel charge applies to Ontario, Manitoba, Saskatchewan, Alberta, New Brunswick, Nova Scotia, Prince Edward Island and Newfoundland and Labrador, as well as the territories of Nunavut and the Yukon, while the OBPS applies to Manitoba and Prince Edward Island, as well as the territories of Nunavut and the Yukon. British Columbia has announced that it will transition to the OBPS in 2024.

We believe that these water and air emission measures in Germany and Canada have not had, and in 2024 will not have, a significant effect on our operations. Although these measures could have a material adverse effect on our operations in the future, we expect that we will not be disproportionately affected by these measures as compared with owners of comparable operations. We also expect that these measures will not significantly disrupt our planned operations.

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

(24)

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

Additionally, increased focus on climate change at the governmental level has generally led to increased demand in alternative building solutions such as CLT and glulam.

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

(25)

In Europe, the price and supply of wood residuals has been periodically affected by an increasing demand from alternative or renewable energy producers and governmental initiatives for carbon neutral energy. In 2022 and early 2023, there was increasing demand for wood residuals and lower quality industrial logs from energy and heating pellet manufacturers as a result of energy shortages caused by the war in Ukraine.

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

Other potential negative consequences from climate change that can affect our business include:

•
a greater susceptibility of northern forests to disease, fire and insect infestation, which could negatively impact fiber availability;
•
the disruption of transportation systems and power supply lines due to more severe storms;
•
the loss of fresh water transportation for logs and pulp due to lower water levels;
•
decreases in the quantity and quality of processed water for our mills’ operations;
•
the loss of northern forests in areas in sufficient proximity to our mills to competitively acquire fiber; and
•
lower harvest levels decreasing the supply of harvestable timber and, as a consequence, wood residuals.

Well-publicized events have been attributed at least in part to climate change, including a beetle infestation that has damaged significant amounts of forest lands and harvestable timber in Western Canada and more recently over the last few years in Germany. Beetle infestation of forest lands has both short-term and long-term consequences for our business. In the short-term, there is often a material increase in harvest levels of infested forests as parties seek to utilize such wood before it deteriorates too much to be useable for its intended purposes. As a result, there can be a material increase in fiber availability and lower fiber prices resulting both from such increased supply and the lower quality of such infested fiber. Over the last few years, our German mills benefited from such lower fiber prices. However, infestation and increased harvest levels resulting therefrom can create over-harvesting and challenges for maintaining sustainable harvest levels over the long-term and can result in lower harvest levels in future periods.

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

As of December 31, 2023, we employ approximately 3,508 people, of which approximately 2,315 of whom work in our German operations, approximately 1,010 of whom work in our Canadian operations and approximately 150 work in our U.S. operations. Our pulp segment employs approximately 1,813 people and

(26)

our solid wood segment employs approximately 1,583 people. The majority of our employees in both segments are bound by collective agreements. We consider the relationships with our employees and the unions and works councils which represent them, to be good. Collaborative labor management relations are fundamental to our operations. Accordingly, we recognize and work cooperatively with the unions and works councils to ensure we build and maintain superior working conditions, a supportive work environment, training and growth opportunities and fair compensation and benefits packages.

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

Maintaining a robust pipeline of talent is crucial to our ongoing success and is a key aspect of succession planning efforts across the organization. Our leadership and human resources teams are responsible for attracting and retaining top talent by facilitating an environment where employees feel supported and encouraged in their professional and personal development. Specifically, we promote employee development by reviewing strategic positions regularly and identifying potential internal candidates to fill those roles, evaluating job skill sets to identify competency gaps and creating developmental plans to facilitate employee professional growth. We invest in our employees through training and development programs, on the job experiences and coaching. We provide technical, managerial and leadership programs across the organization that enable colleagues to grow skills and capabilities to become more successful. We also have dedicated talent programs that support and accelerate leadership development and strengthen our succession plans. Additionally, we understand the importance of maintaining competitive compensation, benefits and appropriate training that provides growth, developmental opportunities and multiple career paths for our employees.

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

(27)

Our priority is the elimination of hazards, followed by safe administrative practices and appropriate personal protective equipment. We identify, monitor, educate, and take a data-driven approach to drive workplace safety improvements. Many of our programs revolve around education, hazard identification, and risk mitigation strategies. These proactive initiatives bring safety to the forefront of our work practices. Our teams of safety professionals are dedicated to finding and utilizing the right tools to prevent all workplace injuries. The Senior Safety Leadership Committee, referred to as the “SSLC”, provides governance and high-level support to the programs. The SSLC meets on a regular basis to review performance, learn from experience and share best practices. Our team of safety professionals are dedicated to supporting line management and embedded safety committees who lead safety on a daily basis. We analyze all incidents carefully and adjust our prevention efforts accordingly.

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

We have adopted an enterprise-wide diversity management program. Its goal is to respond to the particular conditions at each of our operations to develop diversity within our teams. One of the first objectives of the program has been to enhance equal opportunities for women in our business. This is a key goal, not just to improve diversity but also to address demographic changes and potential shortages of skilled workers in the future by inspiring more women to take up technical positions in our industry.

Currently, women comprise 27% of our board of directors, about 30% of our 100 senior management positions and about 17% of our total workforce. Our goal is to improve our recruitment of women so that they comprise 30% of our new hires by 2030.

In Canada, our operations work closely and partner with regional First Nations groups to foster mutually-beneficial economic activities and relationships. We are party to a logging joint venture with one First Nations group and are working to expand the scope and size of the business and to include other regional groups. We are also pursuing additional joint business or venture opportunities with First Nations groups. Additionally, we have programs to provide training and job skills to regional First Nations groups.

We have an extensive apprenticeship program and outreach events for prospective employees. We believe that these programs and events, among other things, help us to reach out and attract new employees, including more female employees who perhaps in the past had not considered technical or operating employment opportunities at our mills or the forest products industry generally.

We do not employ nor do we contract with any parties that employ people who are subjected to unsafe conditions. The majority of our employees are part of a union or are represented by a works council with whom we have worked to design conditions that are safe from harassment and discrimination. In addition, as a supportive workplace, we do our best to accommodate the distinct circumstances of our employees that may require modified workplaces. We have also adopted a written Code of Business Conduct and Ethics and other corporate policies to support a corporate culture which, among other things, promotes a work environment that prohibits intimidation and harassment and encourages and promotes diversity and inclusion.

Community Involvement

We make donations to community groups and charitable organizations in the communities in which we operate and live. We believe this commitment and engagement with local communities helps us to attract and retain employees and enhances our social license in such communities.

(28)

Commitment to Sustainability

We manage and operate our business, including the natural resources under our care or direction, with a long-term view and focus on sustainability. We believe by doing so we will be able to deliver value to our customers, employees, shareholders, communities and other stakeholders. We strive to maintain the highest environmental, social and governance standards. We believe that by caring for the health and safety of our workers, maintaining the environmental quality of our operations and being part of and actively engaged in the communities in which we operate, we enhance the value for all of our various stakeholders and our social license to operate. We work to build all of these values and goals into our corporate culture or what we refer to as the “Mercer Way”. We believe that focusing on sustainability as a key driver in all of our operations and business will enhance our decision-making, our business and our relationships with our various stakeholders and communities in which we operate. We believe all of the foregoing elements are inter-connected and are vital to our long-term future, success and sustainability.

We focus significant attention on minimizing our environmental impact with the goal of reducing the environmental footprint of our existing operations to make them sustainable over the long-term, to ensure we have a social license to operate and to offset or reduce the impact of our operations. We endeavor to adapt to emerging trends, support new technologies and foster environmental stewardship in the areas in which we operate. We are signatory to the United Nations Global Compact that helps align our endeavors with the United Nations Sustainable Development Goals and other key environmental standards in the areas of low carbon transition, water stewardship, waste, forestry, air emissions, recycling, sourcing and biodiversity.

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
•
further enhanced our procurement policies with an updated Supplier Code of Conduct to align with the emerging legal supply chain due diligence requirements;
•
incorporated the key learnings from our second climate change scenario analysis that evaluated the risks and opportunities of climate change as part of our adoption of the Task Force on Climate-related Financial Disclosure recommendations. We evaluated our business resilience to the climate change scenarios model that were developed by the Network for Greening the Financial System with extensive input from the climate community, and augmented with industry trends and climate projections. The scenarios were analyzed to identify and assess the potential impacts of climate change-related risks and opportunities on the Company. As a result of this process, we identified three areas of our strategy that may incur risks and opportunities across the scenarios: (i) shifting market demand; (ii) wood and fiber supply; and (iii) supply chain resilience. Further information on the key parameters and assumptions used to develop the various models is available on our website;
•
conducted a water risk evaluation for each of our pulp mill operations to better understand water quality and availability in the respective watersheds where our mills operate. This evaluation will support our efforts in reducing water consumption and improving effluent quality;
•
expanded our biodiversity disclosure to show how we impact and depend on nature and how we seek to enhance our practices to manage these biodiversity risks as part of our commitment to report using the Task Force on Nature-related Financial Disclosure recommendations;

(29)

•
completed a multi-site forest certification process for our North American operations, including our mass timber business, to support our effort to increase our percentage of wood sourced from certified forests;
•
published our second annual sustainability report with improved alignment of our 2030 aspirational goals to the United Nations Sustainable Development Goals;
•
incorporated our scope 1 greenhouse gas (GHG) emissions intensity reduction targets into our management incentives program;
•
enhanced our tracking, measuring and reporting system which included scope 3 GHG emissions for our global operations; and
•
spent considerable time with our stakeholders including governments and First Nations to expand our relationships in all areas of our business.

Description of Certain Indebtedness

The following summarizes certain material provisions of our senior notes and revolving credit facilities. The summaries are not complete and are qualified by reference to the applicable documents and the applicable amendments to such documents on file with the SEC, and incorporated by reference herein.

Senior Notes

In September 2023, we issued $200.0 million in aggregate principal amount of 12.875% senior notes due October 1, 2028, referred to as the "2028 Senior Notes". After giving effect to the foregoing transaction, we now have outstanding the following issues of senior notes, collectively referred to as the “Senior Notes”:

•
$300.0 million in aggregate principal amount of 5.500% senior notes due 2026, referred to as the “2026 Senior Notes”;
•
$200.0 million in aggregate principal amount of 2028 Senior Notes; and
•
$875.0 million in aggregate principal amount of 5.125% senior notes due 2029, referred to as the "2029 Senior Notes".

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

The 2028 Senior Notes mature on October 1, 2028 and interest on the 2028 Senior Notes is payable semi-annually in arrears on each April 1 and October 1. Commencing April 1, 2024, interest is payable to holders of record of the 2028 Senior Notes on the immediately preceding March 15 and September 15 and is computed on the basis of a 360-day year consisting of twelve 30-day months. Commencing October 1, 2025, the 2028 Senior Notes will be redeemable at our option at a price equal to 106.438% of the principal amount redeemed and declining rateably on October 1 of each year thereafter to 100.000% on or after October 1, 2027.

The 2029 Senior Notes mature on February 1, 2029 and interest on the 2029 Senior Notes is payable semi-annually in arrears on each February 1 and August 1. Commencing August 1, 2021, interest is payable to holders of record of the 2029 Senior Notes on the immediately preceding January 15 and July 15 and is computed on the basis of a 360-day year consisting of twelve 30-day months. Commencing February 1, 2024, the 2029 Senior Notes are redeemable at our option at a price equal to 102.563% of the principal amount redeemed and declining rateably on February 1 of each year thereafter to 100.000% on or after February 1, 2026.

The indentures governing the Senior Notes contain covenants limiting, among other things, our ability and the ability of our restricted subsidiaries to: incur additional indebtedness or issue preferred stock; pay

(30)

dividends or make other distributions to our shareholders; purchase or redeem capital stock or subordinated indebtedness; make investments; create liens; incur restrictions on the ability of our restricted subsidiaries to pay dividends or make other payments to us; sell assets; consolidate or merge with or into other companies or transfer all or substantially all of our assets; and engage in transactions with affiliates. As of December 31, 2023, all of our subsidiaries were restricted subsidiaries.

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

Pan-German Revolving Credit Facility

In September 2022, certain of our German subsidiaries entered into a new €300.0 million joint revolving credit facility, referred to as the “German Revolving Facility”, with a group of bank lenders, which replaced a €200.0 million joint revolving credit facility. In September 2023, we increased the borrowing capacity of our German Revolving Facility by €70.1 million to €370.1 million.

The principal terms of the facility include:

•
The total availability under the facility is €370.1 million.
•
The facility matures in September 2027.
•
The facility is unsecured and is jointly and severally guaranteed by our principal German subsidiaries.
•
Interest under the facility is payable on loans of Euribor plus a variable margin ranging from 1.40% to 2.35% dependent on conditions including but not limited to a prescribed leverage ratio.
•
The facility is sustainability linked, whereby the interest rate margin is subject to upward or downward adjustments of up to 0.05% per annum depending on achievement of certain specified sustainability targets.
•
A commitment fee equal to 35% of the applicable margin on the unused and uncancelled amount of the German Revolving Facility is payable quarterly in arrears.
•
The facility contains financial maintenance covenants which are tested on a quarterly basis which require: (i) our German subsidiaries that are party thereto to maintain a leverage ratio of “net debt” (excluding shareholder loans) to EBITDA of not greater than 3.50:1.00; and (ii) defined capital of not less than €500.0 million.
•
The facility contains other customary restrictive covenants which, among other things, govern the ability of our German subsidiaries to incur liens, sell assets, incur indebtedness, make acquisitions with proceeds from the facility, enter into joint ventures or repurchase or redeem shares. The facility also contains customary events of default.

The German Revolving Facility is available to all of the borrowers, subject to maximum borrowing sub-limits for certain of the borrowers.

As of December 31, 2023, approximately €146.0 million ($161.3 million) of this facility was drawn and accruing interest at a rate of 5.296% per annum, approximately €13.6 million ($15.0 million) was supporting bank guarantees and approximately €210.6 million ($232.7 million) was available.

Canadian Revolving Credit Facility

In January 2022, certain of our Canadian subsidiaries entered into a new C$160.0 million revolving credit facility with a syndicate of three North American banks, referred to as the “Canadian Revolving Facility”.

(31)

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
•
The facility includes a C$15.0 million sub-limit for letters of credit for all borrowers, at rates of 1.20% to 1.45% per annum, plus a 0.125% annual fee where there is more than one lender under the facility, on issued letters of credit.
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

As of December 31, 2023, approximately C$62.5 million ($47.3 million) of this facility was drawn and accruing interest at a rate of 6.614% per annum, approximately C$1.4 million ($1.0 million) was supporting letters of credit and approximately C$84.1 million ($63.6 million) was available.

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

(32)

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

Currently, we are aware of 3.5 million ADMTs of announced net pulp production capacity increases, primarily of hardwood kraft pulp scheduled to come online in 2024. However, we cannot predict whether additional new capacity will be announced or will come online in the future. If any new capacity, particularly for NBSK pulp, is not absorbed in the market or offset by curtailments or closures of older, high-cost pulp mills, the increase could put downward pressure on pulp prices and materially adversely affect our results of operations, margin and profitability. Additionally, while NBHK pulp is not a direct competitor to NBSK pulp, if any future increases in pulp supply are not absorbed by demand growth, such supply could put downward pressure on NBSK pulp prices as well.

Demand for each of pulp and lumber has historically been determined primarily by general global macro-economic conditions and has been closely tied to overall business activity. Both pulp and lumber prices have been and are likely to continue to be volatile and can fluctuate widely over time. Demand for CLT and other mass timber products is primarily driven by commercial and industrial construction demand and customers’ desire to take advantage of the characteristics and environmental attributes of such products.

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

Our main raw material is fiber in the form of wood chips, pulp logs, sawlogs and lumber. Fiber represented approximately 55% of our pulp cash production costs and approximately 75% of our lumber cash production costs in 2023. Fiber is a commodity and both prices and supply are cyclical. Fiber pricing is subject to regional

(33)

market influences and our costs of fiber may increase in a region as a result of local market shifts. The costs of wood chips, pulp logs and sawlogs are primarily affected by the supply and demand for lumber. Demand for these raw materials is generally determined by the volume of pulp and paper products and solid wood products produced globally and regionally.

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

The lumber industry is highly cyclical and the slowdown in sawmilling activities in 2022 and 2023 reduced the availability of both wood chips and pulp logs and put upward pressure on fiber costs. There is no assurance that sawmill activity will stabilize or not decline further or that fiber prices will not increase in the future.

Following the expiration of a softwood lumber trade agreement in 2016, the United States and Canada have renewed a long-standing trade dispute regarding lumber exports from Canada to the United States. In November 2016, a petition was filed by a coalition of U.S. lumber producers to the U.S. Department of Commerce and the U.S. International Trade Commission requesting an investigation into alleged subsidies provided to Canadian lumber producers. Since then, the U.S. Department of Commerce announced various countervailing and anti-dumping duty rates on Canadian softwood lumber and the United States and Canada have engaged in proceedings under the North American Free Trade Agreement and through the World Trade Organization. In July 2023, the U.S. Department of Commerce announced the results of its fourth administrative review, setting the countervailing duty at 1.79% and the anti-dumping rate at 6.20%, for combined final duty rates of 7.99% for "all other" Canadian lumber producers. In November 2023, as part of its five-year sunset reviews, the U.S. International Trade Commission voted to maintain its countervailing and anti-dumping duties on Canadian softwood lumber. It is uncertain when or if the United States and Canada may settle a new agreement and what terms or restrictions it may contain. Duties or other restrictions imposed on Canadian softwood lumber exports by the United States can negatively impact Canadian sawmill production in our Canadian pulp mills' supply area and result in reduced availability and increased costs for wood chips for our Canadian mills. While we believe this may be partially offset by increased wood chip supply from U.S. sawmills and pulp log availability, we cannot currently predict the effect on our Canadian mills' overall fiber costs.

Availability of fiber may be further limited by adverse responses to and prevention of wildfires, weather, insect infestation, disease, ice storms, windstorms, flooding and other natural causes. In addition, the quantity, quality and price of fiber we receive could be affected by man-made causes such as those resulting from industrial disputes, material curtailments or shut down of operations by suppliers, government orders and legislation (including new taxes or tariffs). In our Western Canadian operations, fiber supply may also be impacted by unsettled land and title claims by, and government relations and actions relating to, Indigenous Nations. Any or a combination of these can affect fiber prices in a region.

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

(34)

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

Additionally, both the European Union and Germany have adopted or proposed legislation in response to energy supply shortages and high energy prices, including price caps and "windfall" taxes on energy sales resulting from the war in Ukraine. Such price caps have been extended to January 2025 and the windfall taxes expired in June 2023.

In addition, the effects of the war in Ukraine and other conflicts could heighten and increase many of the other risks described in this Item 1A.

(35)

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

Additionally, in our wood products segment, demand for our CLT and other wood products may be impacted by the entry of new competitors or improved product capabilities, innovation or production capacity by existing competitors, which may adversely affect our market share for such products.

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
•
decreases in the quantity and quality of processed water for our mills’ operations;
•
the loss of northern forests in areas in sufficient proximity to our mills to competitively acquire fiber; and

(36)

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

If we are unable to offer products certified to globally recognized forestry management and chain of custody standards or meet customers’ product or project specifications, it could adversely affect our ability to compete.

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

Our solid wood segment includes the manufacture, sale and distribution of CLT and other mass timber products that may be based on project-specific customer requirements. Some of these sales are based upon fixed-price contracts. Underestimates in the bidding process, changes in the timing of deliveries, design errors or other project delays caused by us, customers or others may adversely impact our operating results.

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

(37)

and has accelerated since the COVID-19 pandemic as confinement and work from home has altered consumer habits, which could become permanent and further negatively impact the demand for market pulp.

Fluctuations in prices and demand for lumber and mass timber products could adversely affect our business.

The financial performance of the Friesau mill and Torgau facility depends on the demand for and selling price of lumber, which is subject to significant fluctuations. The markets for lumber are highly volatile and are affected by economic conditions in Europe, Asia and the United States, the strength of housing markets and the home renovations activity in such regions, the growing importance of the Asian market, changes in industry production capacity, changes in inventory levels and other factors beyond our control. Interest rates also have a significant impact on residential construction and renovation activity, which in turn influence the demand and price of lumber. Additionally, demand for mass timber products is driven, in part, by commercial and industrial construction demand. As such, periods of volatility or decreases in demand for our lumber and other wood products could adversely affect our business and results of operations.

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
•
health pandemics and related restrictions, including the lingering impacts of the COVID-19 pandemic; and
•
other operational problems.

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

In order to grow our business, we may seek to acquire additional assets or companies. For example, in September 2022, we acquired the Torgau facility for approximately $263.2 million and, in June 2023, we acquired the Mercer Conway facility and Mercer Okanagan facility for approximately $82.1 million. Our ability to pursue selective and accretive acquisitions is dependent on management's ability to identify, acquire and develop suitable acquisition targets in both new and existing markets. In pursuing acquisition and investment opportunities, we face competition from other companies having similar growth strategies, many of which may have substantially greater resources than us. Competition for these acquisitions or investment targets could result in increased acquisition or investment prices, higher risks and a diminished pool of businesses or assets available for acquisition.

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

The majority of our employees are part of a union or are represented by a works council and we have collective agreements in place with our employees at all of our mills, other than the Peace River mill, Mercer Spokane facility, Torgau facility and Mercer Conway facility, which are non-union and not represented by a works council. Although we have not experienced any material work stoppages in the past, there can be no assurance that we will be able to negotiate acceptable collective agreements or other satisfactory

(39)

arrangements with our employees upon the expiration of our collective agreements. This could result in a strike or work stoppage by the affected workers. The registration or renewal of the collective agreements or the outcome of our wage negotiations could result in higher wages or benefits paid. Many of the employment positions in our operations require technical or other operating training and/or experience. Changing demographics may make it more difficult for us to recruit skilled employees in the future. Accordingly, we could experience a significant disruption of our operations or higher ongoing labor costs, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, whenever we seek to reduce the workforce at any of our mills, the affected mill's labor force could seek to hinder or delay such actions, we could incur material severance or other costs and our operations could be disrupted.

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

In addition, many of our information technology systems, such as those we use for administrative functions, including human resources, payroll, accounting and internal and external communications, as well as the information technology systems of our third-party business partners and service providers, whether cloud-based or hosted in proprietary servers, contain personal, financial or other information that is entrusted to us by our customers and personnel. Many of our information technology systems also contain proprietary and other confidential information related to our business, such as business plans and research and development initiatives. To the extent we or a third party were to experience a material breach of our or such third party's information technology systems that results in the unauthorized access, theft, use, destruction or other compromises of our customers’ or personnel’s data or confidential information stored in such systems, including through cyberattacks or other external or internal methods, it could result in a violation of applicable privacy and other laws, and subject us to litigation and governmental investigations and proceedings, any of which could result in our exposure to material liability.

There is increased focus on sustainability reporting and the importance of environmental, social and governance scores from customers, investors and other stakeholders, which may impact our business.

Sustainability/environmental, social and governance reporting frameworks are numerous and evolving rapidly. Sustainability governance, performance and disclosures are reviewed and monitored by investors, customers, other stakeholders and environmental, social and governance scoring service providers using different methodologies, which may impact how they perceive, justifiably or not, us and our business. In the event we were unable to achieve our stated sustainability targets, goals and commitments or if our sustainability statements were challenged as erroneous, inaccurate or incomplete, whether justifiably or not, our reputation and customer and other relationships may be adversely affected and we may also be exposed to potential litigation and liability. In addition, evolving standards and regulations related to climate change, sustainability and environmental, social and governance reporting may also result in additional expenditures and divert management attention from our business.

We have limited control over the operations of the Cariboo mill.

Our 50% ownership interest in the Cariboo mill is through an unincorporated joint venture partnership. The ownership and operation of such mill is subject to an underlying agreement and its day-to-day operations are principally conducted by our joint venture partner. Joint venture partnerships generally involve special risks, including that the business and strategic interests of the joint venture partner and us may not coincide or that the joint venture partner may be unable to meet its economic or other obligations thereunder. We have limited control over the actions of the joint venture partner in respect of the Cariboo mill, including any non-performance, default or bankruptcy of such party. Any non-performance by our joint venture partner or other

(41)

actions taken by the joint venture partner in connection with the day-to-day operation of the Cariboo mill may adversely affect our results of operations and financial condition.

Risks Related to our Debt

Our level of indebtedness could negatively impact our financial condition, results of operations and liquidity.

As of December 31, 2023, we had approximately $1,609.4 million of indebtedness outstanding. We may also incur additional indebtedness in the future. Our high debt levels may have important consequences for us, including, but not limited to the following:

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

(42)

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

Although we report in dollars, we hold certain assets and liabilities, including our mills, in euros and Canadian dollars. We translate foreign denominated assets and liabilities into dollars at the rate of exchange on the balance sheet date. Equity accounts are translated using historical exchange rates. Unrealized gains or losses from these translations are recognized in other comprehensive income (loss) and do not affect our net earnings, operating income (loss) or Operating EBITDA.

(43)

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

As a result of higher than acceptable rates of inflation, many central banks globally have raised interest rates through 2022 and 2023 and may continue to do so in the future to reduce the rate of inflation.

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

International security issues and adverse developments in respect thereof such as the war in Ukraine and potentially western security alliances could materially adversely affect global trade and economic activity and cause logistics disruptions or delays.

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

Health epidemics or pandemics could adversely affect our business and financial results.

Health epidemics or pandemics have in the past and may in the future impact macroeconomic conditions, supply chains and other global economic activities. Governmental responses thereto, including operational restrictions adversely affect our business, operations and financial results. The duration and scope of a health epidemic or pandemic can be difficult to predict and depends on many factors, including the emergence of new variants and the availability, acceptance and effectiveness of preventative measures. The extent that an epidemic or pandemic may impact our business, operations and financial results will depend on numerous factors, which may be evolving and not subject to accurate prediction. Additionally, a health epidemic or

(44)

pandemic may also heighten other risks disclosed in these risk factors, including, but not limited to, those related to the availability and costs of labor, raw materials and supply chain interruptions.

We may incur losses as a result of unforeseen or catastrophic events, including terrorist attacks or natural disasters.

The occurrence of unforeseen or catastrophic events, terrorist attacks or natural disasters, could create economic and financial disruptions and could lead to operational difficulties (including travel limitations) that could impair our ability to manage or operate our business and adversely affect our results of operations.

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

We are subject to liability for environmental damage at the facilities that we own or operate, including damage to neighboring landowners, residents or employees, particularly as a result of the contamination of soil, groundwater or surface water and especially drinking water. The costs of such liabilities can be substantial. Our potential liability may include damages resulting from conditions existing before we purchased or operated these facilities. We may also be subject to liability for any offsite environmental contamination caused by pollutants or hazardous substances that we or our predecessors arranged to transport, treat or dispose of at other locations. In addition, we may be held legally responsible for liabilities as a successor owner of businesses that we acquire or have acquired. Except for the Stendal mill, the Mercer Spokane facility and Mercer Conway facility, our facilities have been operating for decades and we have not done invasive testing to determine whether or to what extent any such environmental contamination exists. As a result, these businesses may have liabilities for conditions that we discover or that become apparent, including liabilities arising from non-compliance with environmental laws by prior owners. Because of the limited availability of insurance coverage for environmental liability, any substantial liability for environmental damage could materially adversely affect our results of operations and financial condition.

(45)

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

We sell surplus green energy in Germany and are subject to changing energy legislation in response to high prices and energy shortages.

In Germany, our mills sell surplus green energy at market prices or certain of our mills have the option to sell at fixed prices or tariffs pursuant to the Renewable Energy Act. The fixed price tariff for our Stendal mill expires in December 2024, for our Friesau mill expires in 2029 and for our Torgau facility's four cogeneration power plants range from 2029 to 2034.

In October 2022, the Council of the European Union formally adopted emergency measures to address high energy prices resulting from the war in Ukraine. The Council implemented a Regulation containing temporary measures including a mandatory cap on market revenues at €180 per MWh hour for inframarginal generators such as renewables, nuclear and lignite producers, which came into force in February 2023. This cap applied to both electricity traded in a centralized marketplace, as well as electricity traded bilaterally and has been extended to January 2025.

On December 16, 2022, the German government approved a "windfall" profits tax on energy producers which took effect from December 2022 until it expired in June 2023. The windfall profits tax was equivalent to 90% of the revenue above a "baseline" threshold for energy producers.

We cannot predict if either Germany or the European Union will adopt new legal measures if there are further energy shortages and high prices resulting from the Ukraine conflict or otherwise in the future.

The effect of the foregoing and any similar legislation may negatively impact our revenues and after tax income from surplus green energy sales during applicable periods.

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

(46)

Product liability claims could adversely affect our operating results.

Our solid wood segment includes the manufacture, sale and distribution of CLT and other mass timber products, that are based on specific requirements of each customer. We believe that future orders of such products will depend on our ability to maintain the performance, quality and timely delivery standards required by customers. These products may, from time to time, be subject to product liability and warranty claims. If such products have performance or quality issues, or are installed incorrectly by customers or others, we may experience, among other things, warranty and other expenses, replacement costs or reduced or cancelled orders. In addition, product liability and warranty claims could result in costly and time-consuming litigation that could require significant time and attention of management and/or significant monetary damages that could negatively impact our operating results. No assurance can be given that coverage under insurance policies, to the extent applicable, will be adequate to cover any such claims if they arise in the future.

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

(47)

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

We maintain comprehensive programs and technologies to ensure that our information systems are effective and prepared for data privacy and cybersecurity risks, including regular oversight of our security programs for monitoring internal and external threats to ensure the confidentiality and privacy of our data. As the volume and complexity of cyber-attacks continue to evolve, we continue to enhance our security capabilities by continued investment in cyber technologies, further developing our internal cybersecurity personnel and educating our workforce regarding cybersecurity, and leveraging emerging technologies.

Risk Management and Strategies

We regularly perform evaluations of our security program and continue to implement controls aligned with industry guidelines to identify threats, detect attacks and protect data. Our risk management strategy is focused on three areas: (i) technology, being our hardware and software systems; (ii) processes, being our cybersecurity reporting, testing and other processes; and (iii) people, which refers to our internal cybersecurity personnel, external service providers and individual training and human interaction within our information technology and cybersecurity processes. We seek to align our cybersecurity program with practices recommended under ISO 27001 and by the National Institute of Standards and Technology and the Center for Internet Security Critical Security Controls.

When reviewing third party information technology service providers, our engagement process customarily includes, among other things, a review of such providers' cybersecurity measures. Additionally, we use third party data, such as Security Scorecard, to review and monitor such providers and as an indicator in respect of our cybersecurity environments.

We periodically undertake cybersecurity audits, the results of which are reported to our Audit Committee. We have also implemented security monitoring programs designed to alert us of any suspicious activity, and have developed an incident response program in the event of a security breach.

We implement various training programs periodically to ensure that our employees and other personnel comply with internal processes and to enhance their cybersecurity awareness.

Additionally, we have engaged third party providers to supplement our response capabilities for both informational and operational technology incidents, as needed.

See also Item 1A. "Risk Factors – Risks Related to our Business - Failures or security breaches of our information technology systems could disrupt our operations and negatively impact our business".

Governance

Our board of directors oversees our risk management processes and has tasked our Audit Committee with oversight of our cybersecurity and information governance, including periodically reviewing and discussing with management our risk exposures relating to data privacy and cybersecurity, and reviewing the steps we have taken to identify, assess, monitor, mitigate and manage such exposure and cybersecurity risks. At the management level, our Director of Cybersecurity is responsible for overseeing our cybersecurity processes and risk management, working together with our Chief Information Officer to implement our cybersecurity initiatives.

Our Audit Committee and management meet with the Board on a quarterly basis to provide updates on cybersecurity risks, material cyber-attacks and security incidents as they occur, as well as to promote company-wide cyber risk and security awareness. Additionally, our Chief Information Officer and Director of Cybersecurity meet periodically with the Board or the Audit Committee to brief them on technology and information security matters.

(48)

Our Director of Cybersecurity is informed of any cybersecurity incidents by applicable personnel, and oversees remediation efforts in accordance with our processes. Our Chief Information Officer reports to our Audit Committee on significant incidents periodically. Our Director of Cybersecurity has over 20 years of experience as a cybersecurity and information technology professional and holds the Certified Information Systems Security Professional designation.

ITEM 2. PROPERTIES

We own the Stendal, Rosenthal, Celgar, Peace River pulp mills, and their underlying properties and have a 50% joint venture interest in the Cariboo pulp mill. We also own the Friesau mill, Mercer Spokane facility, the Torgau facility, a timber processing and value-add pallet production facility in Torgau, Germany and a wood processing facility in Dahlen, Germany that produces garden products. We also acquired in June 2023, the Mercer Conway facility and Mercer Okanagan facility, which produce mass timber.

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
•
an approximately 625,000 square feet roundwood yard;
•
a fiber line, which includes a Kamyr continuous digester and bleaching facilities;
•
a pulp machine, which includes a dryer, a cutter and a baling line;
•
an approximately 60,000 square feet finished goods storage area;
•
a chemical recovery line, which includes a recovery boiler, evaporation plant, recausticizing plant and lime kiln;
•
a fresh water plant;

(49)

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
•
a wood room containing debarking and chipping facilities for pulp logs;
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
•
a fresh water treatment plant;
•
a wastewater treatment system; and
•
two turbines capable of producing approximately 65 MW of electrical power.

Friesau Mill. The Friesau mill is situated on a 150 acre site in the town of Saalburg-Ebersdorf, Germany, approximately 185 miles south of Berlin and only 10 miles from the Rosenthal mill. It is a two line sawmill with an annual production capacity of approximately 550 MMfbm of lumber on a continuously operating

(50)

basis. The mill also sells electrical power to the regional power grid. The mill is self-sufficient in thermal power. The facilities at the Friesau mill include:

•
an approximately 1,000,000 square feet roundwood storage area;
•
three log debarking and two sorting lines;
•
two Linck sawlines;
•
42 lumber kilns capable of matching sawmill production;
•
three continuous kilns;
•
two planer lines;
•
an approximately 663,800 square feet finished goods storage area; and
•
a biomass fueled cogeneration power plant capable of producing 13 MW of electrical power.

Torgau Facility. The Torgau site is situated on a 270 acre site in the town of Torgau, Germany, approximately 70 miles south of Berlin and approximately 95 miles north of the Friesau and Rosenthal mills. It is an integrated production site with two sawmills (with two lines each) with an annual lumber capacity of approximately 410 MMfbm and a pallet production capacity of 17 million pallets and two biofuel plants (wood pellets and briquettes) with a total capacity of 230,000 tonnes. The mill also sells electrical power to the regional power grid. The mill is self-sufficient in thermal power. The facilities at the Torgau mill include:

•
four logyards totaling approximately 1,000,000 square feet with log debarking and sorting lines;
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

Mercer Spokane Facility. The Mercer Spokane facility is situated on approximately 54 acres of land near Spokane, Washington. The Mercer Spokane facility has an annual production capacity of approximately 140,000 m3 or 13 million square feet of 5-ply CLT panels. Its facilities include:

•
a Transverse High Grader sorting line;
•
a Lineal High Grader Sorting Line;
•
a finger jointing line;
•
a continuous kiln;
•
a pneumatic CLT press;
•
three CNC machines; and
•
three Gilbert planers.

(51)

Mercer Conway Facility. The Mercer Conway facility is situated on approximately 124 acres of land near Conway, Arkansas. The Mercer Conway facility has an annual production capacity of approximately 75,000 m3 of CLT and glulam. Its facilities include:

•
a Transverse High Grader sorting line;
•
an industry-first glulam press;
•
a Lineal High Grader Sorting Line;
•
a finger jointing line;
•
a hydraulic CLT press;
•
three CNC machines; and
•
one planer.

Mercer Okanagan Facility. The Mercer Okanagan facility is located in Okanagan Falls, British Columbia, and is situated on approximately 20 acres of land. The Mercer Okanagan facility has an annual production capacity of approximately 40,000 m3 of CLT and glulam. Its facilities include:

•
large portal glulam CNC machine;
•
glulam jigs, including an arch-line;
•
a glulam beam planer and sander;
•
two finger jointing lines; and
•
a hydraulic CLT press.

ITEM 3. LEGAL PROCEEDINGS

We are subject to routine litigation incidental to our business. We do not believe that the outcome of such litigation will have a material adverse effect on our business or financial condition.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

(52)

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)
Market Information. Our shares are quoted for trading on the NASDAQ Global Select Market under the symbol “MERC”.
(b)
Shareholder Information. As of February 13, 2024, there were approximately 176 holders of record of our shares and a total of 66,524,866 shares were outstanding.
(c)
Dividend Information. On February 15, 2024, we announced that our board of directors declared a quarterly dividend of $0.075 per share to be paid to holders of our common stock on April 4, 2024 to shareholders of record on March 27, 2024.

In 2023, our board of directors approved four quarterly dividend payments of $0.075 per share each, paid on April 5, July 6, October 4 and December 28, 2023.

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

(d)
Equity Compensation Plans. The following table sets forth information as of December 31, 2023 with respect to the shares of our common stock that may be issued under our existing equity compensation plans:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b) ($)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Plan Category
Equity compensation plans approved by shareholders(1)(2)	—	—	2,238,320
Equity compensation plans not approved by shareholders	—	—	—

(1)
Excludes 54,227 outstanding restricted shares and 27,591 deferred stock units, all of which vest in 2024 and 3,672,227 outstanding performance share units, 1,073,184 of which had vested as of December 31, 2023. The underlying shares of common stock relating to the vested performance share units will be issued in February 2024. Of the remaining 2,599,043 performance share units, 1,205,667 will vest in 2024 and 1,393,376 will vest in 2025. The actual number of shares of common stock issued in respect of the performance share units will vary from 0% to 200% of performance share units granted, based upon achievement of performance objectives established for such awards.
(2)
Represents the number of shares of our common stock remaining available for issuance under the 2022 Stock Incentive Plan as of December 31, 2023.

In May 2022, the Company adopted an amended and restated stock incentive plan (the “2022 Stock Incentive Plan”) which provides for stock options, restricted stock units, which under the prior plan were called “restricted stock rights”, deferred stock units, restricted shares, performance shares, performance share units, and stock appreciation rights to be awarded to employees, consultants and non-employee directors. The 2022 Stock Incentive Plan replaced the Company’s 2010 stock incentive plan (the “2010 Stock Incentive Plan”). However, the 2010 Stock Incentive Plan will govern prior awards until all awards granted under the 2010 Stock Incentive Plan have been exercised, forfeited, cancelled, expired, or otherwise terminated in accordance with the terms thereof. The Company may grant up to a maximum of 2.5 million common shares under the 2022 Stock Incentive Plan.

(53)

(e)
Performance Graph. The following graph shows a five-year comparison of cumulative total shareholder return, calculated on an assumed dividend reinvested basis, for our common stock, the S&P SmallCap 600 Index, a group of peer companies, referred to as the “Peer Group”, a group of peer companies previously used by us, referred to as the "Prior Peer Group", and Standard Industrial Classification Code Index or “SIC” (SIC Code 2611 - pulp mills), referred to as the “SIC Code Index”. The graph assumes $100 was invested in each of our common stock, the S&P SmallCap 600 Index, the Peer Group, the Prior Peer Group and the SIC Code Index on December 31, 2018. Data points on the graph are annual.

Comparison of Cumulative Total Return

Mercer International Inc.
S&P SmallCap 600
Peer Group
Prior Peer Group
SIC Code Index
$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
2018
2019
2020
2021
2022
2023

Assumes $100 Invested December 31, 2018

Assumes Dividends Reinvested

Fiscal Year Ending December 31, 2023

	2018	2019	2020	2021	2022	2023
Mercer International Inc.	$100.00	$122.69	$107.03	$127.82	$127.03	$107.09
S&P SmallCap 600 Index	$100.00	$122.78	$136.64	$173.29	$145.39	$168.73
SIC Code Index	$100.00	$85.22	$90.59	$97.24	$117.68	$74.74
Peer Group(1)	$100.00	$121.07	$141.18	$138.45	$120.15	$138.31
Prior Peer Group (1)	$100.00	$123.43	$142.05	$150.49	$135.98	$150.59

(1)
The Peer Group is comprised of Borregaard ASA, Canfor Pulp Products Inc., Empresas CMPC S.A., ENCE Energía y Celulosa S.A., International Paper, Klabin S.A., Metsä Board Oyj, Rayonier Advanced Materials Inc., Rottneros AB, Stora Enso Oyj, Suzano S.A., Svenska Cellulosa AB SCA, UPM-Kymmene Oyj, and West Fraser Timber Co. Ltd. The Peer Group, was determined by our Human Resources Committee as part of its compensation review and relevant comparator criteria, and is identical to the Prior Peer Group, with the exception of the addition of Empresas CMPC S.A., International Paper, Klabin S.A., Metsä Board Oyj and Svenska Cellulosa AB SCA and the removal of Resolute Forest Products as its shares are no longer publicly traded.

(54)

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

Operating EBITDA is defined as operating income (loss) plus depreciation and amortization and non-recurring capital asset impairment charges. Operating EBITDA margin is Operating EBITDA expressed as a percentage of revenues. We use Operating EBITDA and Operating EBITDA margin as benchmark measurements of our own operating results and as benchmarks relative to our competitors. We consider them to be meaningful supplements to operating income (loss) as performance measures primarily because depreciation expense and non-recurring capital asset impairment charges are not actual cash costs and depreciation expense varies widely from company to company in a manner that we consider largely independent of the underlying cost efficiency of our operating facilities. In addition, we believe Operating EBITDA is commonly used by securities analysts, investors and other interested parties to evaluate our financial performance.

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

(55)

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of our operations for the years ended December 31, 2023 and 2022 is based upon and should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Annual Report. Please refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2022 for a discussion of our results of operations for 2021 and financial position as of December 31, 2021. This Annual Report contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those indicated in forward-looking statements. See “Cautionary Note Regarding Forward-Looking Statements” and Item 1A. “Risk Factors”.

Results of Operations

General

We have two reportable operating segments:

•
Pulp – consists of the manufacture, sale and distribution of pulp, electricity and chemicals at our pulp mills.
•
Solid Wood – consists of the manufacture, sale and distribution of lumber, manufactured products (including CLT, glulam and finger joint lumber), wood pallets, electricity, biofuels and wood residuals at our sawmills and other facilities in Germany and our mass timber facilities in North America.

Each segment offers primarily different products and requires different manufacturing processes, technology and sales and marketing.

Markets for kraft pulp are global, cyclical and commodity based. Our financial performance depends on a number of variables that impact sales and production costs. Sales and production results for kraft pulp are influenced largely by the market price for kraft pulp, fiber costs and foreign currency exchange rates. Kraft pulp prices are highly cyclical and primarily determined by the balance between supply and demand. Pricing and demand are influenced by global macro-economic conditions, changes in consumption and industry capacity, the level of customer and producer inventories and fluctuations in exchange rates. The third party industry quoted average European list prices for NBSK pulp between 2014 and 2023 have fluctuated between a low of $790 per ADMT in 2016 to a high of $1,500 per ADMT in 2022. In the same period, third party industry quoted average North American list prices for NBHK pulp have fluctuated between a low of $820 per ADMT in 2016 to a high of $1,620 per ADMT in 2022.

Our pulp sales realizations are based on third party industry quoted list prices, net of customer discounts, rebates and other selling concessions. Our sales to China are closer to a net price with significantly lower or little discounts and rebates.

The market for lumber is cyclical and generally driven by macroeconomic conditions, producer inventories and fluctuations in exchange rates. As a key construction material, the pricing and demand for lumber is significantly influenced by the number of housing starts, especially in the U.S. In the U.S., third party industry quoted monthly average western spruce/pine/fir (“WSPF”) 2 x 4 #2&Btr prices between 2014 and 2023 have fluctuated between a low of $245 per Mfbm in 2015 to a high of $1,604 per Mfbm in 2021. Similarly, the demand for CLT is primarily driven by the wood construction market and increased government policies focused on a low-carbon economy.

European and U.S. lumber markets differ. In the European market, lumber is generally customized in terms of dimensions and finishing, whereas the U.S. market is driven primarily by demand from new housing starts

(56)

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

Our production costs are influenced by the availability and cost of raw materials, energy and labor, and our plant efficiencies and productivity. Our main raw material is fiber in the form of wood chips, pulp logs, sawlogs and lumber. Wood chip, pulp log and sawlog costs are primarily affected by the supply of, and demand for, lumber and pulp, which are both highly cyclical. Higher fiber costs could affect producer profit margins if they are unable to pass along price increases to pulp, lumber, pallet and biofuel customers or purchasers of surplus energy.

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

Selected 2023 Highlights

In 2023, we:

•
further grew our mass timber business with the acquisition of the Mercer Conway facility and the Mercer Okanagan facility, which increased both our production capacity and our product range to include glulam;
•
continued to ramp up operations, securing customer contracts and building up the order book of our mass timber business;
•
enhanced liquidity with the issue of $200.0 million 2028 Senior Notes and expanding availability under the German Revolving Facility by €70.1 million; and
•
completion of the Rosenthal lignin plant which has a production capacity of approximately 250 tonnes of lignin per year.

(57)

Current Market Environment

We currently expect modestly increasing NBSK pulp prices in Europe in the first half of 2024 as a result of stronger demand due to the easing of inflationary pressures. For China and North America we currently expect prices to be generally stable in the first part of 2024, with reduced supply offset by continued weak demand. For NBHK pulp we currently expect stable prices in the first half of 2024.

In our solid wood segment, we currently expect a modest increase in U.S. lumber prices in the first half of 2024 driven by increased housing activity and low customer inventory levels. In Europe, we expect lumber prices to be relatively flat as demand remains weak due to continued high interest rates and economic uncertainty. We currently expect mass timber prices to be stable in the first half of 2024 due to continued strong demand for green alternative building products. Pallet prices are expected to be generally stable in the first half of 2024.

Summary Financial Highlights

	Year Ended December 31,
	2023	2022(1)
	(in thousands, other than percent and per share amounts)
Statement of Operations Data
Pulp segment revenues	$1,516,130	$1,866,117
Solid wood segment revenues	472,054	408,458
Corporate and other revenues	5,660	6,362
Total revenues	$1,993,844	$2,280,937

Pulp segment operating income (loss)	$(48,262)	$340,664
Solid wood segment operating income (loss)	(87,663)	70,642
Corporate and other operating loss	(52,849)	(18,938)
Total operating income (loss)	$(188,774)	$392,368

Pulp segment depreciation and amortization	$114,151	$112,058
Solid wood segment depreciation and amortization	57,320	31,170
Corporate and other depreciation and amortization	1,031	925
Total depreciation and amortization	$172,502	$144,153

Operating EBITDA (2)	$17,462	$536,521
Operating EBITDA margin(2)	1%	24%
Impairment of sandalwood business held for sale	$33,734	$—
Income tax recovery (provision)	$27,767	$(98,264)
Net income (loss)	$(242,056)	$247,039
Net income (loss) per common share
Basic	$(3.65)	$3.74
Diluted	$(3.65)	$3.71
Common shares outstanding at period end	66,525	66,167

(1)
Includes results of the Torgau facility since September 30, 2022.
(2)
See “Non-GAAP Financial Measures” for a description of Operating EBITDA and Operating EBITDA margin, their limitations and why we consider them to be useful measures. The following table provides a reconciliation of net income (loss) to operating income (loss) and Operating EBITDA for the years indicated:

	Year Ended December 31,
	2023	2022(1)
	(in thousands)
Net income (loss)	$(242,056)	$247,039
Income tax provision (recovery)	(27,767)	98,264
Interest expense	88,246	71,499
Other income	(7,197)	(24,434)
Operating income (loss)	(188,774)	392,368
Add: Depreciation and amortization	172,502	144,153
Add: Impairment of sandalwood business held for sale	33,734	—
Operating EBITDA	$17,462	$536,521

(58)

Selected Production, Sales and Other Data

	Year Ended December 31,
	2023	2022(1)
Pulp Segment
Pulp production ('000 ADMTs)
NBSK	1,714.4	1,607.6
NBHK	251.2	271.0
Annual maintenance downtime ('000 ADMTs)	82.9	111.0
Annual maintenance downtime (days)	71	80
Pulp sales ('000 ADMTs)
NBSK	1,689.0	1,660.8
NBHK	262.2	257.0
Average NBSK pulp prices ($/ADMT)(2)
Europe	1,257	1,427
China	747	949
North America	1,448	1,704
Average NBHK pulp prices ($/ADMT)(2)
China	592	794
North America	1,227	1,514
Average pulp sales realizations ($/ADMT)(3)
NBSK	729	876
NBHK	627	869
Energy production ('000 MWh)(4)	2,142.0	2,028.1
Energy sales ('000 MWh)(4)	832.6	751.7
Average energy sales realizations ($/MWh)(4)	107	214	(5)
Solid Wood Segment
Lumber
Production (MMfbm)	462.3	442.2
Sales (MMfbm)	500.5	409.9
Average sales realizations ($/Mfbm)	435	703
Energy
Production and sales ('000 MWh)	160.2	109.6
Average sales realizations ($/MWh)	134	224	(5)
Manufactured products(6)
Production ('000 m3)	25.1	36.3
Sales ('000 m3)	33.4	28.8
Average sales realizations ($/m3)	1,514	715
Pallets
Production ('000 units)	10,707.2	2,568.4
Sales ('000 units)	11,041.2	2,646.3
Average sales realizations ($/unit)	11	14
Biofuels(7)
Production ('000 tonnes)	167.2	45.7
Sales ('000 tonnes)	144.8	49.8
Average sales realizations ($/tonne)	281	355
Average Spot Currency Exchange Rates
$ / €(8)	1.0817	1.0534
$ / C$(8)	0.7412	0.7691

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
(5)
Energy sales realizations for the year ended December 31, 2022 are net of the German energy windfall tax of $6.7 million for the pulp segment and $1.1 million for the solid wood segment.
(6)
Manufactured products primarily includes CLT, glulam and finger joint lumber.
(7)
Biofuels includes pellets and briquettes.
(8)
Average Federal Reserve Bank of New York Noon Buying Rates over the reporting period.

(59)

Year Ended December 31, 2023 Compared to Year Ended December 31, 2022

Consolidated – Year Ended December 31, 2023 Compared to Year Ended December 31, 2022

Total revenues in 2023 decreased by approximately 13% to $1,993.8 million from $2,280.9 million in 2022 primarily due to lower pulp, lumber and energy sales realizations partially offset by the inclusion of Torgau for a full year and higher sales volumes.

Costs and expenses in 2023 increased by approximately 16% to $2,182.6 million from $1,888.6 million in 2022 primarily as a result of the inclusion of Torgau for a full year, higher per unit fiber costs, a $33.7 million non-cash impairment recognized in connection with the classification of our sandalwood business as held for sale and higher sales volumes. These increases were partially offset by lower per unit energy and freight costs and the receipt of $46.4 million of insurance proceeds in 2023 relating to the 2021 turbine downtime at the Rosenthal mill and the July 2022 fire at the Stendal mill. In 2022, we received insurance proceeds of $17.3 million related to the Stendal fire.

In 2023, cost of sales depreciation and amortization increased by approximately 20% to $172.2 million from $144.1 million in 2022 primarily due to the inclusion of Torgau for a full year.

The dollar was 3% weaker against the euro in 2023 compared to 2022, which increased our euro denominated costs and expenses. In the same period, the dollar was 4% stronger against the Canadian dollar compared to 2022, which decreased our Canadian dollar denominated costs and expenses.

Selling, general and administrative expenses increased by approximately 16% to $123.2 million in 2023 from $105.8 million in 2022 primarily due to the inclusion of Torgau for a full year.

In 2023, we committed to a plan to seek the sale of our sandalwood business, which consists of sandalwood plantations and a processing and extraction plant in Western Australia. We have commenced a process to sell such business and currently anticipate it will be completed in the next 12 months. Accordingly, the assets and associated liabilities related to such business were valued at fair market value and classified as held for sale as at December 31, 2023, which resulted in our recognition of a $33.7 million impairment in 2023.

Our operating loss was $188.8 million in 2023 compared to operating income of $392.4 million in 2022. The decrease was primarily due to lower pulp, lumber and energy sales realizations, higher per unit fiber costs, and the impairment recognized in connection with the classification of our sandalwood business as held for sale, partially offset by lower per unit energy and freight costs and higher insurance proceeds received in 2023.

Interest expense in 2023 increased by approximately 23% to $88.2 million from $71.5 million in 2022 primarily as a result of higher borrowings on our revolving credit facilities, higher interest rates and the issuance of $200.0 million of senior notes in September 2023.

Other income decreased to $7.2 million in 2023 from $24.4 million in 2022. Other income in 2023 primarily consisted of interest earned on cash and in 2022 primarily consisted of foreign exchange gains on dollar denominated cash held at our operations, as the dollar strengthened in 2022.

In 2023, we had an income tax recovery of $27.8 million, or an effective tax rate of approximately 10%, as we do not recognize a tax recovery for certain entities for which we do not currently expect to realize a tax benefit. In 2022, the provision for income taxes was $98.3 million, or an effective tax rate of 28%.

In 2023, our net loss was $242.1 million, or $3.65 per share, compared to net income of $247.0 million, or $3.74 per basic share and $3.71 per diluted share in 2022.

In 2023, Operating EBITDA was $17.5 million compared to $536.5 million in 2022 primarily due to lower pulp, lumber and energy sales realizations and higher per unit fiber costs partially offset by lower per unit energy and freight costs and higher insurance proceeds received.

(60)

Pulp Segment – Year Ended December 31, 2023 Compared to Year Ended December 31, 2022

Selected Financial Information

	Year Ended December 31,
	2023	2022
	(in thousands)
Pulp revenues	$1,402,620	$1,686,370
Energy and chemical revenues	$113,510	$179,747
Depreciation and amortization	$114,151	$112,058
Operating income (loss)	$(48,262)	$340,664

Pulp segment revenues decreased by approximately 19% to $1,516.1 million in 2023 from $1,866.1 million in 2022 reflecting the overall weak pulp market and lower energy revenues.

Pulp revenues decreased by approximately 17% to $1,402.6 million in 2023 from $1,686.4 million in 2022 primarily due to lower sales realizations partially offset by modestly higher sales volumes.

Energy and chemical revenues decreased by approximately 37% to $113.5 million in 2023 from $179.7 million in 2022 primarily due to lower sales realizations partially offset by higher sales volumes.

Pulp production increased by approximately 5% to 1,965,581 ADMTs in 2023 compared to 1,878,612 ADMTs in 2022 driven by stable production at all of our mills. In 2023, our pulp mills had 132 days of downtime (approximately 152,500 ADMTs) which included a total of 71 days of annual maintenance downtime and 61 days for market curtailments at the Peace River, Cariboo and Celgar mills. In 2022, our pulp mills had 86 days of downtime (approximately 119,400 ADMTs) comprised of 80 days of annual maintenance downtime and an additional six days at our Celgar mill caused by slower than planned start up.

We estimate that annual maintenance downtime in 2023 adversely impacted our operating loss by approximately $62.0 million, comprised of approximately $45.6 million in direct out-of-pocket expenses and the balance in reduced production.

In 2024, we currently have scheduled maintenance downtime for our pulp mills of an aggregate of 48 days, or approximately 75,300 ADMTs, which will be comprised of 30 days in the second quarter and 18 days in the third quarter.

Pulp sales volumes modestly increased to 1,951,206 ADMTs in 2023 compared to 1,917,744 ADMTs in 2022.

In 2023, prices for NBSK pulp decreased from 2022, largely as a result of weaker demand. Third party industry quoted average list prices for NBSK pulp in Europe and North America were approximately $1,257 per ADMT and $1,448 per ADMT, respectively, in 2023 compared to approximately $1,427 per ADMT and $1,704 per ADMT, respectively, in 2022. Third party industry quoted average net prices for NBSK pulp in China were approximately $747 per ADMT in 2023 compared to approximately $949 per ADMT in 2022.

Third party industry quoted average list prices for NBHK pulp in North America were approximately $1,227 per ADMT in 2023 compared to approximately $1,514 per ADMT in 2022. Third party industry quoted average net prices for NBHK pulp in China were approximately $592 per ADMT in 2023 compared to approximately $794 per ADMT in 2022.

Average NBSK pulp sales realizations decreased by approximately 17% to $729 per ADMT in 2023 from $876 per ADMT in 2022 and NBHK pulp sales realizations decreased by approximately 28% to $627 per ADMT in 2023 from $869 per ADMT in 2022.

In 2023, we had a net negative impact of approximately $6.4 million on operating loss due to foreign exchange compared to 2022, primarily as a result of the negative effect of a weaker dollar on our euro denominated costs and expenses partially offset by the positive effect of a stronger dollar on our Canadian dollar denominated costs and expenses.

(61)

In 2023, we recorded net inventory impairment charges of $58.6 million as a result of low pulp prices and high per unit fiber costs at our Canadian pulp mills.

Costs and expenses in 2023 modestly increased to $1,565.4 million from $1,525.5 million in 2022 primarily due to higher per unit fiber costs and higher pulp sales volumes partially offset by lower energy and freight costs and the receipt of $46.4 million of insurance proceeds in 2023 relating to the 2021 turbine downtime at the Rosenthal mill and the July 2022 fire at the Stendal mill. In 2022, we received insurance proceeds of $17.3 million related to the Stendal fire.

On average, in 2023, overall per unit fiber costs increased by approximately 15% from 2022 due to higher per unit fiber costs for all of our mills. Our German mills had higher per unit fiber costs as a result of strong demand from other wood consumers such as heating pellet manufacturers in response to energy shortages early in 2023 caused by the war in Ukraine. For our Canadian pulp mills, per unit fiber costs increased as a result of strong demand in the mills' fiber baskets and for our Celgar mill a decrease in the availability of wood chips because of regional sawmill curtailments. In 2024, we expect a modest decrease of per unit fiber costs due to a stable supply.

Transportation costs for our pulp segment decreased by approximately 12% to $154.9 million in 2023 from $176.2 million in 2022 driven by lower freight rates.

In 2023, depreciation and amortization modestly increased to $114.2 million from $112.1 million in 2022.

In 2023, our pulp segment had an operating loss of $48.3 million compared to operating income of $340.7 million in 2022 primarily as a result of lower pulp and energy sales realizations and higher per unit fiber costs partially offset by lower energy and freight costs and the receipt of insurance proceeds.

Solid Wood Segment – Year Ended December 31, 2023 Compared to Year Ended December 31, 2022

Selected Financial Information

	Year Ended December 31,
	2023	2022(1)
	(in thousands)
Lumber revenues	$217,939	$288,002
Energy revenues	$21,451	$25,653
Manufactured products revenues(2)	$58,895	$22,759
Pallet revenues	$121,424	$36,063
Biofuels revenues(3)	$40,680	$17,691
Wood residuals revenues	$11,665	$18,290
Depreciation and amortization	$57,320	$31,170
Operating income (loss)	$(87,663)	$70,642

(1)
Includes results of the Torgau facility since September 30, 2022.
(2)
Manufactured products primarily includes CLT, glulam and finger joint lumber.
(3)
Biofuels includes pellets and briquettes.

In 2023, solid wood segment revenues increased by approximately 16% to $472.1 million from $408.5 million in the same period of 2022 primarily because of the inclusion of Torgau for a full year and the ramp-up of our mass timber operations partially offset by a decline in lumber and energy revenues.

In 2023, lumber revenues decreased by approximately 24% to $217.9 million from $288.0 million in 2022, primarily due to lower sales realizations partially offset by higher sales volumes. In 2023, both U.S. and European realized lumber prices decreased as a result of lower demand caused by higher interest rates and an uncertain economic outlook compared to 2022. The U.S. market accounted for approximately 55% of our lumber revenues and approximately 48% of our lumber sales volumes in 2023. The majority of the balance of our lumber sales were to Europe.

(62)

Energy and wood residuals revenues decreased by approximately 25% to $33.1 million in 2023 from $43.9 million in 2022 as a result of lower sales realizations.

In 2023, our mass timber business continued to ramp up operations and manufactured products revenues more than doubled to $58.9 million from $22.8 million in 2022.

In 2023, as a result of the inclusion of Torgau for the full year, pallet revenues and biofuel revenues increased to $121.4 million and $40.7 million, respectively, from $36.1 million and $17.7 million, respectively, in 2022.

Lumber production increased by approximately 5% to 462.3 MMfbm in 2023 from 442.2 MMfbm in 2022 as a result of the inclusion of Torgau for a full year and upgrades at the Friesau mill.

Lumber sales volumes increased by approximately 22% to 500.5 MMfbm in 2023 from 409.9 MMfbm in 2022 primarily because of higher production and the timing of sales.

Average lumber sales realizations decreased by approximately 38% to $435 per Mfbm in 2023 from $703 per Mfbm in 2022, primarily as a result of lower demand in both the U.S. and European markets. Demand was negatively impacted in 2023 by higher interest rates, inflationary pressures and an uncertain economic outlook.

In 2023, manufactured products sales realizations increased to $1,514 per m3 from $715 per m3 in 2022 as a result of higher CLT and glulam sales volumes which generate higher sales realizations relative to other manufactured products.

Fiber costs were approximately 75% of our lumber cash production costs in 2023. In 2023 per unit fiber costs for lumber were flat compared to the same period of 2022 as the availability of lower cost beetle damaged wood in Europe offset the impact of strong fiber demand in Germany.

In 2023, depreciation and amortization increased to $57.3 million from $31.2 million in 2022 primarily because of the inclusion of Torgau for a full year.

Transportation costs for our solid wood segment increased by approximately 33% to $60.5 million in 2023 from $45.6 million in 2022 primarily due to the inclusion of Torgau for a full year and higher lumber sales volumes.

In 2023, our solid wood segment had an operating loss of $87.7 million compared to operating income of $70.6 million in 2022 primarily because of lower sales realizations.

Sensitivities

The following sensitivity analysis provides only a limited point-in-time view of the pulp price, lumber price, fiber costs, foreign exchange rates and inflation discussed. The actual impact of the underlying price, rate and inflation changes may differ materially from that shown in the sensitivity analysis.

Our earnings are sensitive to, among other things, fluctuations in:

Pulp Price. Pulp is a global commodity that is priced in dollars, whose markets are highly competitive and cyclical in nature. As a result, our earnings are sensitive to pulp price changes. Based upon our 2023 sales volume and assuming all other factors remained constant, each $10.00 per tonne change in pulp third party industry quoted list prices yields a change in pulp revenues of approximately $14.7 million.

Lumber Price. Lumber markets are highly competitive and cyclical in nature. As a result, our earnings are sensitive to lumber price changes. Based upon our 2023 sales volume and assuming all other factors remain constant, each $10.00 per Mfbm change in lumber price yields a change in lumber revenues of approximately $5.0 million.

(63)

Fiber Costs. Our main raw material is fiber in the form of wood chips, pulp logs, sawlogs and lumber. Fiber is a commodity and both prices and supply are cyclical. As a result, our operating costs are sensitive to fiber cost changes. For our pulp segment, based upon our 2023 fiber costs and assuming all other factors remained constant, each 1% change in per unit fiber cost yields a change in annual operating costs of approximately $6.3 million. For our solid wood segment, based upon our 2023 fiber costs and assuming all other factors remained constant, each 1% change in per unit fiber cost yields a change in annual operating costs of approximately $2.4 million.

Foreign Exchange. Our operating costs are in euros for our German mills and Canadian dollars for our Canadian mills. As a result, our operating costs will fluctuate with changes in the value of the dollar relative to the euro and Canadian dollar. Based on our 2023 operating costs and assuming all other factors remained constant, each $0.01 change in the value of the dollar relative to the Canadian dollar yields a total change in annual operating costs of approximately $9.7 million. Based on our 2023 operating costs and assuming all other factors remained constant, each $0.01 change in the value of the dollar relative to the euro yields a total change in annual operating costs of approximately $11.3 million.

Our energy, chemical, pallet, biofuel, wood residual and European lumber sales are made in local currencies and, as a result, will fluctuate with changes in the value of the dollar relative to the euro and Canadian dollar. Based on our 2023 energy, chemical, pallet, biofuel, wood residual and European lumber revenues and assuming all other factors remained constant, each $0.01 change in the value of the dollar relative to the euro yields a total change in revenues of approximately $3.3 million. Based on our 2023 energy and chemical revenues and assuming all other factors remained constant, each $0.01 change in the value of the dollar relative to the Canadian dollar yields a total change in energy and chemical revenues of approximately $0.2 million.

Inflation. Our key production input costs are for fiber, chemicals and energy. Other material costs in our business include labor and transportation. As a result, our operating costs are sensitive to inflation. For our pulp segment, based upon our 2023 cash production costs and assuming all other factors remained constant, each 1% change in per unit cash production cost yields a change in annual cash production costs of approximately $11.5 million. For our solid wood segment, based upon our 2023 cash production costs and assuming all other factors remained constant, each 1% change in per unit cash production cost yields a change in annual cash production costs of approximately $4.3 million.

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

Liquidity and Capital Resources

Summary of Cash Flows

	Year Ended December 31,
	2023	2022(1)
	(in thousands)
Net cash from (used in) operating activities	$(69,005)	$360,660
Net cash used in investing activities	(199,867)	(424,610)
Net cash from financing activities	228,624	80,898
Effect of exchange rate changes on cash and cash equivalents	208	(8,526)
Net increase (decrease) in cash and cash equivalents	$(40,040)	$8,422

(1)
Includes results of the Torgau facility since September 30, 2022.

We operate in a cyclical industry and our operating cash flows vary accordingly. Our principal operating cash expenditures are for fiber, labor, chemicals and debt service.

(64)

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

Cash Flows from Operating Activities

Cash from (used in) operations includes:

•
cash received from customers;
•
cash paid to employees and suppliers;
•
cash paid for interest on our debt; and
•
cash paid or received for taxes.

Cash used in operating activities was $69.0 million in 2023 compared to cash provided of $360.7 million in 2022. A decrease in accounts receivable provided cash of $52.5 million in 2023 and an increase in accounts receivable used cash of $20.5 million in 2022. An increase in inventories used cash of $15.8 million, adjusting for net inventory impairments of $58.6 million, in 2023 and $63.2 million in 2022. A decrease in accounts payable and accrued expenses used cash of $98.2 million in 2023 and an increase in accounts payable and accrued expenses provided cash of $66.8 million in 2022.

Cash Flows from Investing Activities

Cash from (used in) investing activities includes:

•
acquisitions of property, plant and equipment and businesses;
•
proceeds from the sale of assets; and
•
purchases and sales of short-term investments.

Investing activities in 2023 used cash of $199.9 million primarily related to capital expenditures of $136.3 million and acquisition costs of $82.1 million for the Mercer Conway facility and Mercer Okanagan facility. In 2023, capital expenditures primarily related to costs to complete the rebuild of the wood chip conveying system at our Stendal mill and the Rosenthal lignin plant, upgrades to the wood rooms at our Canadian mills and maintenance and optimization projects at our German mills and the Mercer Spokane facility. In 2023, we received $12.2 million of property insurance proceeds for the July 2022 fire at our Stendal mill and we received $5.6 million of government grants mainly for the Peace River wood room project.

Investing activities in 2022 used cash of $424.6 million primarily related to the acquisition of Torgau for $256.6 million and capital expenditures of $178.7 million. In 2022, capital expenditures related primarily to upgrades to the wood rooms at our Canadian mills, capacity expansion projects and initial costs to rebuild the wood chip conveying systems at our Stendal mill and initial costs to construct the Rosenthal lignin plant. In 2022, we received property insurance proceeds of $8.6 million which included the final payment of $6.4 million for the Peace River recovery boiler claim and the initial payments of $2.2 million for the Stendal fire claim.

Cash Flows from Financing Activities

Cash from (used in) financing activities includes:

•
issuances and payments of debt;
•
borrowings and payments under revolving lines of credit; and

(65)

•
payments of cash dividends and repurchases of stock.

In 2023, financing activities provided cash of $228.6 million primarily from the proceeds of the issuance of $200.0 million 2028 Senior Notes and borrowing approximately $61.3 million under our revolving credit facilities. In 2023, we paid dividends of $20.0 million and incurred aggregate debt issuance costs of $4.9 million related to the issuance of senior notes and the increase of borrowing capacity under our German Revolving Facility.

In 2022, financing activities provided cash of $80.9 million primarily from borrowings of approximately $115.3 million under our revolving credit facilities to partially finance the acquisition of Torgau. In 2022, we paid dividends of $19.8 million and incurred aggregate debt issuance costs of $3.9 million for the German Revolving Facility and Canadian Revolving Facility.

Balance Sheet Data

The following table is a summary of selected financial information for the dates indicated:

	As of December 31,
	2023	2022
	(in thousands)
Cash and cash equivalents	$313,992	$354,032
Working capital	$806,468	$800,114
Total assets	$2,662,578	$2,725,037
Long-term liabilities	$1,740,731	$1,508,192
Total shareholders' equity	$635,410	$838,784

Sources and Uses of Funds

Our principal sources of funds are cash flows from operations and cash and cash equivalents on hand. Our principal uses of funds consist of operating expenditures, capital expenditures and interest payments on our Senior Notes.

The following table sets out our total capital expenditures and interest expense for the periods indicated:

	Year Ended December 31,
	2023	2022(1)
	(in thousands)
Capital expenditures(2)	$136,324	$178,742
Cash paid for interest expense(3)	$79,620	$67,103
Interest expense(4)	$88,246	$71,499

(1)
Includes results of the Torgau facility since September 30, 2022.
(2)
Includes expenditures to rebuild the wood chip conveying systems at the Stendal mill which were damaged by a fire in 2022. The rebuild was financed with insurance proceeds, of which $12.2 million was received in 2023 and $2.2 million was received in 2022.
(3)
Amounts differ from interest expense which includes non-cash items. See supplemental disclosure of cash flow information from our Consolidated Statements of Cash Flows included in this report.
(4)
Interest on our 2026 Senior Notes is paid semi-annually in January and July of each year. Interest on our 2029 Senior Notes is paid semi-annually in February and August of each year. Interest on our 2028 Senior Notes is paid semi-annually in April and October of each year.

As of December 31, 2023, we had cash and cash equivalents of $314.0 million and approximately $296.3 million available under our revolving credit facilities providing us with aggregate liquidity of approximately $610.3 million.

As of December 31, 2023, we had no material commitments to acquire assets or operating businesses.

In 2024, excluding amounts being financed through government grants, we currently expect capital expenditures to be approximately $75.0 million to $100.0 million.

(66)

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

Credit Facilities and Debt Covenants

We had the following principal amounts outstanding under our credit facilities and Senior Notes as of the dates indicated:

	As of December 31,
	2023	2022
	(in thousands)
German Revolving Facility(1)	$161,330	$109,326
Rosenthal €2.6 million loan	$—	$—
Canadian Revolving Facility	$47,255	$31,749
2026 Senior Notes	$300,000	$300,000
2028 Senior Notes(2)	$200,000	$—
2029 Senior Notes	$875,000	$875,000

(1)
In September 2022, replaced the prior €200.0 million facility for our German subsidiaries.
(2)
Issued in September 2023.

For a description of such indebtedness, see Item 1. “Business – Description of Certain Indebtedness”.

Certain of our long-term obligations contain various financial tests and covenants customary to these types of arrangements.

Under the German Revolving Facility, the Obligors must not exceed a ratio of net debt to EBITDA of 3.50:1:00 in any 12 month period and maintain defined capital of not less than €500.0 million.

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

The German Revolving Facility is provided by a syndicate of six financial institutions and the Canadian Revolving Facility is provided by three financial institutions. To date we have not experienced any reductions in credit availability with respect to these credit facilities. However, if any of these financial institutions were to default on their commitment to fund, we could be adversely affected.

The indentures governing the Senior Notes do not contain any financial maintenance covenants and there are no scheduled principal payments until maturity. Interest on our 2026 Senior Notes is payable semi-annually

(67)

in arrears on January 15 and July 15, at the rate of 5.50% and they mature in January 2026. Interest on our 2028 Senior Notes is payable semi-annually in arrears on April 1 and October 1, at the rate of 12.875% and they mature in October 2028. Interest on our 2029 Senior Notes is payable semi-annually in arrears on February 1 and August 1, at the rate of 5.125% and they mature in February 2029.

As of December 31, 2023, we were in full compliance with all of the covenants of our indebtedness.

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

As a result of the weakening of the dollar versus the euro and Canadian dollar as of December 31, 2023, we recorded a non-cash increase of $49.5 million in the carrying value of our net assets denominated in euros and Canadian dollars, consisting primarily of our property, plant and equipment. This non-cash increase does not affect our net loss, Operating EBITDA or cash but is reflected in our other comprehensive income and as an increase to our total equity. As a result, our accumulated other comprehensive loss decreased to $126.7 million.

Based upon the exchange rate as of December 31, 2023, the dollar was approximately 4% weaker against the euro and 2% weaker against the Canadian dollar since December 31, 2022. See Item 7A. “Quantitative and Qualitative Disclosures about Market Risk”.

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

S&P and Moody’s base their assessment of the credit risk on our Senior Notes on the business and financial profile of Mercer Inc. and our restricted subsidiaries under the indentures governing the Senior Notes. As of December 31, 2023, all of our subsidiaries were restricted subsidiaries. Factors that may affect our credit rating include changes in our operating performance and liquidity. Credit rating downgrades can adversely impact, among other things, future borrowing costs and access to capital markets.

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

Our significant accounting policies are disclosed in Note 1 to our audited annual consolidated financial statements included in Part IV of this Annual Report. While all of the significant accounting policies are

(68)

important to the consolidated financial statements, some of these policies may be viewed as having a high degree of judgment. On an ongoing basis using currently available information, management reviews its estimates, including those related to accounting for, among other things, future cash flows associated with impairment testing for goodwill and long-lived assets, depreciation and amortization, pension and other post-retirement benefit obligations, deferred income taxes (valuation allowance and permanent reinvestment), the allocation of the purchase price in a business combination to the assets acquired and liabilities assumed, revenues under long-term contracts, inventory impairment, assets and liabilities classified as held for sale and the fair value of disposal groups and legal liabilities and contingencies. Actual results could differ materially from these estimates, and changes in these estimates are recorded when known.

The following accounting policies require management’s most difficult, subjective and complex judgments, and are subject to a fair degree of measurement uncertainty.

Goodwill

Goodwill is evaluated for impairment annually or whenever we identify certain triggering events or circumstances that would more likely than not reduce the fair value of a reporting unit below its carrying value. Application of the goodwill impairment test requires significant judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit. Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions, estimates, and market factors. The fair value of a reporting unit is estimated primarily through the use of a discounted cash flow model, using market participant assumptions, and requires us to make certain assumptions and estimates regarding industry economic factors and the future profitability of the reporting unit. This analysis requires significant judgments, including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business, estimation of the useful life over which cash flows will occur, and determination of the discount rate. The estimates used to calculate the fair value of a reporting unit may change from year to year based on operating results, market conditions, and other factors. Changes in these assumptions and estimates could materially affect the determination of fair value and goodwill impairment for each reporting unit.

Goodwill was assigned to the Torgau facility, the reporting unit which benefits from the synergies arising from the business combination. The annual goodwill impairment test conducted as of August 31, 2023, was based on the discounted cash flow methodology. Some of the more significant assumptions inherent in estimating fair value include the prospective cash flows which anticipates the impact of market cyclicality in the next five years and the terminal period, the terminal value growth rate which reflects modest long-term growth, in line with the outlook for inflation, and the selected discount rate based on the weighted average cost of capital which considers the risk and nature of the reporting unit’s cash flows and the rates of return market participants would expect when investing their capital in the reporting unit.

After completing our annual impairment reviews, we concluded that goodwill was not impaired. The fair value of the reporting unit exceeded its carrying value by approximately 6%. The carrying value of goodwill was approximately $35.4 million as of December 31, 2023.

As the fair value of the reporting unit tested is sensitive to market conditions, we will continue to monitor the key assumptions and other factors used in the August 31, 2023, impairment test. It is reasonably possible that changes in key assumptions such as the discount rate, long-term growth rates and forecasted cash flows could occur and as such, result in impairment charges in future periods. For example, a further weakening in the global economy may result in impairment charges in future periods and such charges may be material to our results of operations and financial condition.

Since the annual goodwill impairment test conducted on August 31, 2023, there have been no triggering events or circumstances that would, more likely than not, have reduced the fair value of the reporting unit and no interim goodwill impairment test was required.

(69)

Long-Lived Assets

As of December 31, 2023, we had long-lived assets recorded in our Consolidated Balance Sheet of $1,462.6 million. These long-lived assets include property, plant and equipment, net and amortizable intangible assets, net. In 2023, we recorded depreciation and amortization of $172.5 million and no impairment charges. Depreciation and amortization and impairment charges are based on accounting estimates.

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

The unit of accounting for impairment testing for long-lived assets is its “Asset Group”, which includes property, plant and equipment, net, amortizable intangible assets, net, and liabilities directly related to those assets. We evaluate an Asset Group for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable, such as continuing operating losses. When an indicator that the carrying value of an Asset Group may not be recoverable is triggered, we compare the carrying value of the Asset Group to its forecasted undiscounted future cash flows. If the carrying value of the Asset Group is greater than the undiscounted future cash flows an impairment charge is recorded based on the excess of the Asset Group’s carrying value over its fair value.

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

Pension and Other Post-Retirement Benefit Obligations

We maintain defined benefit pension plans and an other post-retirement benefit plan for certain employees of our Peace River mill and our Celgar mill which are funded based on actuarial estimates and requirements and are non-contributory. We recognize the net funded status of the plans and we record net periodic benefit costs associated with these net obligations. As of December 31, 2023, we had pension and other post-retirement benefit obligations aggregating $96.5 million and accumulated pension plan assets with a fair value of $88.8 million. Our 2023 net periodic pension and other post-retirement benefit cost was $5.2 million. The amounts recorded for the net pension and other post-retirement obligations include various judgments and uncertainties.

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

(70)

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

Variations in assumptions described above could have a significant effect on the pension and other post-retirement benefits, net periodic benefit cost and obligation reported in our consolidated financial statements. For example, a one-percentage point change in any one of the following assumptions would have increased (decreased) our 2023 net periodic benefit cost and our accrued benefit obligation as follows:

	Net periodic benefit cost		Accrued benefit obligation
	1% increase	1% decrease	1% increase	1% decrease
	(in thousands)
Assumptions
Discount rate	$9	$62	$(9,175)	$11,479
Return on assets	$(870)	$880	$—	$—
Rate of compensation	$406	$(389)	$2,481	$(2,932)
Health care cost trend rate	$116	$(112)	$436	$(469)

Deferred Taxes

As of December 31, 2023, we had $97.3 million in deferred tax liabilities and a $0.7 million deferred tax asset, resulting in a net deferred tax liability of $96.7 million. Our tax assets are net of a $78.7 million valuation allowance. Our deferred tax assets are comprised primarily of tax loss and interest carryforwards and deductible temporary differences, all of which will reduce taxable income in the future. We assess the realization of these deferred tax assets at each reporting period to determine whether it is more likely than not that the deferred tax assets will be realized. Our assessment includes a review of all available positive and negative evidence, including, but not limited to, the following:

•
the history of the tax loss carryforwards and their expiry dates;
•
future reversals of temporary differences;

(71)

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

Revenues Under Long-Term Contracts

We have revenue from long-term contracts which is recognized over the contract term as the work progresses. The timing of revenue recognition involves a judgmental process of estimating costs and profit for the performance obligation. Cost of sales is recognized as incurred. The amount we report as revenues is determined by adding a proportionate amount of the estimated profit to the amount reported as cost of sales. We recognize revenue as costs are incurred as this provides an objective measure of progress and thereby best depicts the extent of transfer of control to the customer. Estimating cost to complete requires us to apply judgment and is largely based on negotiated or estimated purchase contract terms, historical performance trends and other economic projections. Factors that influence these estimates may include inflationary trends, internal and supplier performance, asset utilization, amongst others. Actual costs to complete could vary considerably from the estimated costs to complete and have a significant impact on the revenue we recognize.

Revenue and cost estimates for all significant long-term contract performance obligations are reviewed quarterly. Changes in estimated revenues, cost of sales and the related effect on operating income (loss) are recognized using a cumulative catch-up adjustment which recognizes in the current period the cumulative effect of the changes on current and prior periods based on the contract’s percentage-of-completion.

Inventories

Inventories of raw materials, finished goods and work in progress are valued at the lower of cost, using the weighted-average cost method, or net realizable value and are released from inventory on the same basis.

(72)

Estimating net realizable value requires us to apply judgment and is based on current and expected selling prices in the ordinary course of business, less reasonably predictable costs of completion.

Assets and Liabilities Classified as Held For Sale

Assets (and disposal groups) are classified as held for sale if their carrying amount will be recovered primarily through a sale as opposed to continued use by the Company. The classification of assets (and disposal groups) as held for sale requires us to apply judgment in determining when the held for sale criteria are met, including whether a future sale is probable.

When the held for sale criteria are met, assets or disposal groups are measured at the lower of its carrying amount and fair value less cost to sell. Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions, estimates, and market factors. The fair value of assets (and disposal groups) held for sale are estimated based on preliminary indicative offers from third parties or through the use of a discounted cash flow model. The estimates used to calculate the fair value of assets (and disposal groups) classified as held for sale may change from period over period based on operating results, market conditions, and other factors. Changes in these assumptions and estimates could materially affect the determination of fair value and if applicable, the preliminary impairment charges recognized.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to risks associated with fluctuations in:

•
foreign currency exchange rates;
•
prices for the products we manufacture;
•
fiber costs;
•
credit risk;
•
inflation; and
•
interest rates.

(73)

For a discussion of our earnings sensitivities to foreign exchange rates, pulp and lumber prices, fiber costs and inflation, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Sensitivities” on page 63 hereof.

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

The following table provides information about our exposure to foreign currency exchange rate fluctuations for the carrying amount of financial instruments sensitive to such fluctuations as of December 31, 2023 and expected cash flows from these instruments:

	As of December 31, 2023
			Expected maturity date
	Carrying Value	Fair Value	2024	2025	2026	2027	2028	Thereafter
	(in thousands)
Financial Instruments
in euros
Cash and cash equivalents	24,236	24,236	24,236	—	—	—	—	—
Accounts receivable, net	87,582	87,582	87,582	—	—	—	—	—
Accounts payable and other	120,290	120,290	120,290	—	—	—	—	—
Finance lease liabilities	39,165	39,165	6,120	5,497	5,645	5,705	5,278	10,920
Operating lease liabilities	6,415	6,415	3,008	2,053	935	393	17	9
Long-term debt	146,000	146,000	—	—	—	146,000	—	—

in Canadian dollars
Cash and cash equivalents	12,046	12,046	12,046	—	—	—	—	—
Accounts receivable, net	15,071	15,071	15,071	—	—	—	—	—
Accounts payable and other	72,294	72,294	72,294	—	—	—	—	—
Finance lease liabilities	6,708	6,708	1,395	1,216	1,170	1,200	991	736
Operating lease liabilities	4,155	4,155	876	813	700	629	600	537
Long-term debt	62,500	62,500	—	—	—	62,500	—	—

Product Price Risk

Historically, economic and market shifts, fluctuations in capacity and changes in foreign currency exchange rates have created cyclical changes in prices, sales volume and margins for our principal products, being kraft pulp and lumber. In general, our products are commodities that are widely available from other producers

(74)

and, because these products have few distinguishing qualities from producer to producer, competition is based primarily on price which is determined by supply relative to demand. The overall levels of demand for the products we manufacture, and consequently our sales and profitability, reflect fluctuations in end user demand.

Fiber Price Risk

Fiber in the form of wood chips, pulp logs, sawlogs and lumber represents our largest operating cost. Fiber is a market-priced commodity and, as such, is subject to fluctuations in prices based on supply and demand. Increases in the prices of fiber will tend to increase our operating costs and reduce our operating margins.

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

The following table provides information about our exposure to interest rate fluctuations for the financial instruments sensitive to such fluctuations as of December 31, 2023 and expected cash flows from these instruments:

	As of December 31, 2023
			Expected maturity date
	Total	Fair Value	2024	2025	2026	2027	2028	Thereafter
	(in thousands other than percentages)
Liabilities
Long-term debt:
Fixed rate ($)(1)	300,000	287,235	—	—	300,000	—	—	—
Interest rate	5.500%	5.500%			5.500%
Fixed rate ($)(2)	200,000	218,610	—	—	—	—	200,000	—
Interest rate	12.875%	12.875%					12.875%
Fixed rate ($)(3)	875,000	751,581	—	—	—	—	—	875,000
Interest rate	5.125%	5.125%						5.125%
Variable rate ($)(4)	161,330	161,330	—	—	—	161,330	—	—
Interest rate	5.296%	5.296%				5.296%
Variable rate ($)(5)	47,255	47,255	—	—	—	47,255	—	—
Interest rate	6.614%	6.614%				6.614%

(1)
2026 Senior Notes bearing interest at 5.50%, principal amount $300.0 million.
(2)
2028 Senior Notes bearing interest at 12.875%, principal amount $200.0 million.
(3)
2029 Senior Notes bearing interest at 5.125%, principal amount $875.0 million.
(4)
The German Revolving Facility bearing interest by way of: Euribor plus a variable margin ranging from 1.40% to 2.35% dependent on conditions including but not limited to a prescribed leverage ratio. The facility is sustainability linked whereby the interest rate margin is subject to upward or downward adjustments of up to 0.05% per annum if the Company achieves, or fails to achieve, certain specified sustainability targets.
(5)
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

(75)

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

As of December 31, 2023 and December 31, 2022, we had no outstanding derivatives.

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

(76)

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

Management assessed the effectiveness of Mercer’s internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework, as issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment and those criteria, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2023.

The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their attestation report which appears in this Annual Report on Form 10-K.

(77)

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

(78)

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Chairman, Chief Executive Officer and Directors

We are governed by a board of directors, referred to as the “Board”, each member of which is elected annually. The following sets forth information relating to our directors and executive officers.

Jimmy S.H. Lee, Executive Chairman and Director, age 66, has served as a director since May 1985, as Executive Chairman since July 2015 and as President and Chief Executive Officer from 1992 to 2015. Mr. Lee was a director of Golden Valley Mines Ltd. from 2016 to 2021. Previously, during the period when MFC Bancorp Ltd. was our affiliate, he served as a director from 1986 and President from 1988 to December 1996 when it was spun out. During Mr. Lee’s tenure with Mercer, we acquired the Rosenthal mill and converted it to the production of kraft pulp, constructed and commenced operations at the Stendal mill and acquired the Celgar mill, the Friesau mill, the Peace River mill, the Mercer Mass Timber facility and the Torgau facility. He holds a Bachelor of Science degree in Chemical Engineering from the University of British Columbia, Canada. Mr. Lee possesses particular knowledge and experience in our business as a “founder” and as our Chief Executive Officer for over 25 years. He also has broad knowledge and experience in finance and banking, credit markets, international pulp markets, derivative risk management and capital allocation.

Juan Carlos Bueno, Chief Executive Officer, President and Director, age 55, has served as Chief Executive Officer and President and as a director since May 2022. His previous roles included from 2018 to March 2022 serving as the Chairman of the Board and co-founder of Global Energy which produces novel green energy generation devices. Prior to that, from 2011 to 2017, Mr. Bueno was Executive Vice President and Divisional CEO, Biomaterials, for Stora Enso, a manufacturer of pulp, paper and other forest products. At Stora Enso he designed and led their new biomaterials division, growing sales and profitability. The business included six manufacturing sites and a team of approximately 2,000 employees. Mr. Bueno created a vision and strategy to expand into new sectors such as lignin and hemicellulose. He also has broad experience in investor relations, board interaction and other key CEO functions. Prior to that, Mr. Bueno served in executive positions including Vice President, Crop Protection, President Agar Cross, Commercial Manager, Global Financial Analyst and Business Consultant with EI DuPont de Nemours & Company in Brazil, UK, Argentina, Colombia and USA. EI Dupont de Nemours & Company merged with the Dow Chemical Company to create DowDuPont. Mr. Bueno holds, among other things, a BSc., Industrial Engineering degree and a graduate degree in Negotiation & International Relations. Mr. Bueno has extensive global industrial and product experience and a proven track record of achieving commercial and operational excellence over a 30-year career.

William D. McCartney, age 68, has served as a director since January 2003 and Lead Director since May 28, 2021. He has been the President and Chief Executive Officer of Pemcorp Management Inc., a corporate finance and management consulting firm, since its inception in 1990. From 1984 to 1990, he was a founding partner of Davidson & Company, Chartered Accountants, where he specialized in business advisory services. He has been involved with numerous capital restructuring and financing events involving several public companies and brings substantial knowledge relating to the financial accounting and auditing processes. He is a chartered professional accountant and has been a member of the Chartered Professional Accountants of Canada since 1980. He holds a Bachelor of Arts degree in Business Administration from Simon Fraser University. Mr. McCartney has extensive experience in accounting, financial and capital markets.

James Shepherd, age 71, has served as a director since June 2011. Mr. Shepherd was President and Chief Executive Officer of Canfor Corporation from 2004 to 2007 and Slocan Forest Products Ltd. from 1999 to 2004. He is also the former President of Crestbrook Forest Industries Ltd. and Finlay Forest Industries Limited and the former Chairman of the Forest Products Association of Canada. Mr. Shepherd has previously served as a director of Conifex Timber Inc., Canfor Corporation and Canfor Pulp Income Fund (now Canfor Pulp Products Inc.). Mr. Shepherd holds a degree in Mechanical Engineering from Queen’s University. Mr. Shepherd has also held several chief executive officer leadership and other senior positions in the forest industry.

(79)

Alan Wallace, age 64, has served as a director since June 2018. Mr. Wallace is currently the Chief Executive Officer of Peloton Advisors Inc., a corporate financial advisory firm. Since 2021, Mr. Wallace has served as a director and is the chair of the board of directors of Swiss Water Decaffeinated Coffee Inc. He is based in Vancouver, British Columbia. Mr. Wallace was the Vice Chairman, Investment Banking, CIBC World Markets Inc. from 1987 to 2013 where he was also the Co-Head of its Paper and Forest Products Group from 1995 to 2013. Mr. Wallace holds a Master of Business Administration from the University of Chicago and a Bachelor of Applied Science (Mech) from the University of Toronto. Mr. Wallace has significant capital markets and mergers and acquisitions experience, including relating to debt and equity financings, corporate credit facilities and financial advisory assignments. He also has extensive forest products experience relating to financings and strategic transactions in the industry.

Linda Welty, age 68, has served as a director since June 2018. Ms. Welty is currently an independent director of Huber Engineered Materials, a global manufacturer of engineered specialty ingredients, a portfolio company of J.M. Huber Corporation and has served in that role since 2014. From 2020 to September 2022, Ms. Welty was also elected as a director of GCP Applied Technologies Inc. which is a global provider of construction products technologies. She is the President and Chief Executive Officer of Welty Strategic Consulting, LLC, an advisory firm focused on the development and execution of value creation strategies. She formerly served as chairman and a director of the Atlanta Chapter of the National Association of Corporate Directors, whose mission is to advance excellence in corporate governance. From 2010 to 2011 she served as a director and member of the special committee of Massey Energy Company. She served as an independent director of Vertellus Specialties, Inc. from 2007 to 2016. Ms. Welty was President and Chief Operating Officer of Flint Ink Corp., a global producer of printing inks for packaging and publication from 2003 to 2005. From 1998 to 2003, she served as President of the Specialty Group of H.B. Fuller Company, a global manufacturer of adhesives, sealants and coatings. She also served for over twenty years in global leadership roles for Hoechst AG and its former U.S. subsidiary, Celanese. She holds a Bachelor of Science in Chemical Engineering from the University of Kansas.

Rainer Rettig, age 64, has served as a director since February 2020. Mr. Rettig has served as Senior Vice-President of the Circular Economy Program at Covestro AG (formerly known as Bayer Material Science, a subgroup of Bayer AG), one of the world’s leading manufacturers of high-tech polymer materials. Mr. Rettig brings significant experience in sales, marketing and strategy development in the field of chemicals and plastics. He had several senior leadership roles in Germany, Japan, Hong Kong and China. He holds a Ph.D in polymer chemistry and polymer processing from the Technical University of Darmstadt in Germany.

Alice Laberge, age 67, has served as a director since February 2021. Ms. Laberge is currently a director of Nutrien Ltd., an agriculture products and services company, and Russel Metals Inc., a metal distribution company, and has served in such roles since 2018 and 2007, respectively. Ms. Laberge is also a director of the Canadian Public Accountability Board. She most recently retired from the board of the Royal Bank of Canada in January 2021, on which she served for over 15 years. She formerly served as President and Chief Executive Officer of Fincentric Corporation, a global provider of software solutions to financial institutions, until 2005, and was previously Chief Financial Officer and Senior Vice-President, Finance for MacMillan Bloedel Ltd. Ms. Laberge is a Fellow of the Institute of Corporate Directors, and holds an MBA from the University of British Columbia and a Bachelor of Science from the University of Alberta. Ms. Laberge brings to the Board extensive senior executive experience relevant to our operations and an understanding of the forest products business. She also brings significant corporate governance and public company board experience from a wide variety of companies. Ms. Laberge also has extensive knowledge in financial and accounting matters.

Janine North, age 63, has served as a director since February 2021. Ms. North is currently a director of Conifex Timber Inc., a forest products company, and Imperial Metals Corporation, a Canadian mining company. She is also a director of the Fraser Basin Council and formerly a director of the BC Ferry Services Corp. Ms. North retired from the Northern Development Initiative Trust in 2016 after serving 11 years as the founding Chief Executive Officer. Ms. North holds a Diploma in Management Studies from the Executive MBA Program at Simon Fraser University and a Bachelor of Science from the University of Alberta. Ms. North brings with her significant public company board experience, and in particular, with companies involved in the resource sector. In particular, she has extensive knowledge and experience relevant to the

(80)

Company's operations in the forest products industry, including financings and strategic transactions in the industry, as well as corporate governance and talent management.

Torbjörn Lööf, age 59, has served as a director since May 2023. Mr. Lööf is currently a director of Essity AB, a leading global hygiene and health company, listed on Nasdaq Stockholm, Husqvarna Group, a Swedish manufacturer of outdoor power products listed on the Nasdaq Stockholm, and AB Blåkläder, a family-owned company within the workwear industry. He was Chief Executive Officer of Inter IKEA Holding (The Netherlands) from 2016 to 2020 and Chief Executive Officer of Inter IKEA Systems, the world-wide IKEA franchisor and owner of the IKEA concept and brand, from 2013 to 2016. From 1989 to 2013 he held a number of leading positions and roles in different areas at IKEA in Sweden and in Italy, including Managing Director, IKEA of Sweden as of 2007. His role also included different board assignments both as Chairman and member for different IKEA companies, as well as being a member of IKEA Group Management. Mr. Lööf led the acquisition and transaction of 70 companies consisting of 26,000 employees in 30 different countries within two years. He developed and launched a new IKEA direction, Three Roads Forward, which is valid until 2025 and constitutes a major strategic shift for IKEA. In addition, he developed and implemented a new strategy which resulted in a complete restructuring for IKEA with the goal to become a global leader in furniture production with world class development and innovation capabilities. Torbjörn Lööf graduated from a Technical Industry program in Sweden and completed his financial education at MCE Management Centre Europe, Brussels.

Thomas Kevin Corrick, age 68, has served as a director since May 2023. Mr. Corrick served as Chief Executive Officer for Boise Cascade, one of the largest producers of engineered wood products and plywood in North America and a leading U.S. wholesale distributor of building products, from 2015 to 2020. Mr. Corrick began his Boise Cascade career in 1980 in finance, including roles in audit, treasury, and planning, and then moved into several leadership roles with the Wood Products manufacturing division. Under his leadership as Vice President, then Senior Vice President, the engineered wood products business grew to a market leadership position and became one of the key growth and profit engines for the company. He led the acquisition of several mills to fill product and geography gaps and nearly doubled the size of the company’s existing operations. He also focused on the supply chain, and doubled the capacity of the feeder mills supporting the business. Key accomplishments as CEO include implementing a systematic, company-wide focus on mission and values, significantly expanding leadership development and succession planning activities, with a focus on diversity and inclusion, and leading an initiative to create an owner-focused capital allocation strategy and mindset across the company. During his tenure as CEO, the company substantially improved its competitive position by expanding core capacity, selling and closing non-strategic assets, and strengthening its balance sheet by refinancing its entire debt portfolio. Mr. Corrick has served on several advisory committees and boards. He currently serves as a board member for the Treasure Valley YMCA and the St. Luke’s Health System. Previously he served as a director for the Salt Lake City branch of the Federal Reserve Bank of San Francisco and the American Wood Council (AWC), where he served as chair. He received both his bachelor's and master's degrees in business administration from Texas Christian University.

Other Executive Officers

Richard Short, age 56, has served as Chief Financial Officer and Secretary since June 2023 and was previously the Vice President, Controller since February 2014 and as Controller from November 2010 to February 2014, prior to which he served as Director, Corporate Finance since joining Mercer in 2007. Previous roles include Controller, Financial Reporting from 2006 to 2007 and Director, Corporate Finance from 2004 to 2006 with Catalyst Paper Corporation and Assistant Controller at The Alderwoods Group Inc. Mr. Short holds a Bachelor of Arts in Psychology from the University of British Columbia and has been a member of the Chartered Professional Accountants of Canada since 1993.

Adolf Koppensteiner, age 62, has been Chief Operating Officer since January 1, 2018 and has served as Managing Director, Operations and Technical of the Stendal mill since October 2013. Previously, he served as Mill Manager at the Rosenthal mill since joining Mercer in 2007. In the past, Mr. Koppensteiner was Managing Director of Kvaerner Central Europe, where he was responsible for sales and service for fifteen years. His whole career has been in the pulp and paper industry, where he has held a variety of positions building up significant experience in engineering, project work, and pulp mill start-ups, as well as the development and optimization of operating processes.

(81)

Wolfram Ridder, age 62, has served as Vice President of Business Development since 2005, prior to which he served as Managing Director at Mercer’s Stendal mill from 2001 to 2005. Mr. Ridder also served as Vice President Pulp Operations, Assistant to CEO from 1999 to 2005 and Assistant Managing Director at the Rosenthal mill from 1995 to 1998. Prior to joining Mercer, Mr. Ridder worked as a Scientist for pulping technology development at the German Federal Research Center for Wood Science and Technology in Hamburg from 1988 to 1995. Mr. Ridder has a Master of Business Administration and a Master of Wood Science and Forest Product Technology from Hamburg University.

Leonhard Nossol, age 66, has served as our Group Controller for Europe since August 2005. He was also Managing Director of Rosenthal from 1997 until March 2023. In October 2023, he was appointed Managing Director of our Celgar mill. Before joining Mercer, Mr. Nossol was Director, Finance and Administration for a German household appliance producer from 1992 to 1997. Prior to this, he was Operations Controller at Grundig AG (consumer electronics) in Nürnberg. Mr. Nossol holds a Political Science degree from Freie Universität Berlin and a degree in Business Management from the University of Applied Sciences in Berlin.

Cindy Alekson, age 50, has served as Vice President, Controller since April 2023. Before this, she held the position of Director, External Reporting since joining Mercer in November 2011. Her previous roles include management positions responsible for financial reporting for public companies across several industries, including mining, high-tech and consumer products. Ms. Alekson holds a Bachelor of Science degree from the University of British Columbia and is a member of the Chartered Professional Accountants of British Columbia.

Genevieve Stannus, age 53, has served as Vice President, Treasurer since February 2021 and as Treasurer from July 2005 to February 2021, prior to which she served as Senior Financial Analyst since joining Mercer in August 2003. Prior to her role at Mercer, Ms. Stannus held Senior Treasury Analyst positions with Catalyst Paper Corporation and Pacifica Papers Inc. Ms. Stannus has over twenty years of experience in the forest products industry. She is a member of the Chartered Professional Accountants of Canada.

Brian Merwin, age 50, has served as Senior Vice President, Mass Timber since June 2023 and was previously the Vice President, Corporate Development, since February 2019, and Vice President, Strategic Initiatives since February 2009. Mr. Merwin previously held roles within Mercer such as Director, Strategic and Business Initiatives, and Business Analyst. Mr. Merwin has a Master of Business Administration from the Richard Ivey School of Business in Ontario, Canada and a Bachelor of Commerce degree from the University of British Columbia, Canada. He has over 18 years of industry experience, including M&A, corporate development, strategy, capital projects, innovation and business integration.

Dr. Carsten Merforth, age 57, has served as Chief Operating Officer, Wood Products since August 2022, prior to which he was the Managing Director of the Friesau mill since April 2017. Dr. Merforth was previously the managing director of several high-capacity sawmills for Rettenmeier Holding AG from 2000 to 2010 and from 2013 to 2014 and Pfeifer Holz GmbH from 2010 to 2012. Dr. Merforth serves as a board member of the German Sawmill Association DeSH and is the Vice President of the Main Association of the German Wood Industry HDH. He is also the spokesperson for the Raw Wood Working Group. He holds a Master of Forestry from Georg August University and a Doctorate of Forestry Economics from Albert Ludwigs University.

Wolfgang Beck, age 50, has served as Senior Vice President, Global Product Sourcing since September 1, 2022. Mr. Beck has served in different leading functions in Mercer’s German wood business since 2005, and most recently, he was Managing Director of Mercer Holz since 2016. In the past, Mr. Beck worked for a German state forest organization and in the German financial sector at the beginning of his career. He has been Managing Director of wood2M since 2016, a Joint Venture Company of Mercer and another Pulp and Paper Manufacturer. Mr. Beck is a committee chairman or member of various wood industry associations.

Guy Arguin, age 59, has served as Chief Human Resources Officer since January 2022, prior to which he was Senior Vice President, Human Resources for the Global Resources sector of SNC-Lavalin and Senior Vice President Human Resources and Human Resources Director roles with British American Tobacco across the Middle East, Northern Europe, France and Canada. Mr. Arguin started his professional career with Domtar in Montreal. Mr. Arguin has diverse Human Resources experiences across several sectors, such as

(82)

Engineering and Consulting Services, Oil & Gas, Mining, Consumer Products and Pulp and Paper. Mr. Arguin holds a Master’s Degree in Industrial Relations and Human Resources from the Universite du Quebec en Outaouais and a Bachelor of Arts in Industrial Relations from McGill University. He is also a Certified Human Resources Professional and a certified Executive Coach from the Academy of Executive Coaching in the U.K.

We also have experienced mill managers at all of our mills who have operated through multiple business cycles in the pulp industry.

Code of Business Conduct and Ethics and Anti-Corruption Policy

The Board has adopted a Code of Business Conduct and Ethics that applies to our directors, employees and executive officers and an Anti-Corruption Policy. The code and the policy are available on our website at www.mercerint.com/our-company/governance/. Copies of the code and the policy may also be obtained without charge upon request to Investor Relations, Mercer International Inc., Suite 1120, 700 West Pender Street, Vancouver, British Columbia, Canada V6C 1G8 (Telephone: (604) 684-1099).

The remaining information required by this Item 10 is incorporated herein by reference to the sections entitled “Proposal 1 - Election of Directors”, “Share Ownership of Certain Beneficial Owners”, “Corporate Governance and Board Matters” and “Corporate Governance and Board Matters – Delinquent Section 16(a) Insider Reports” in our proxy statement relating to our annual meeting to be held in 2024.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated by reference from the proxy statement relating to our annual meeting to be held in 2024.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is incorporated by reference from the proxy statement relating to our annual meeting to be held in 2024.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is incorporated herein by reference to the section entitled “Corporate Governance and Board Matters – Review and Approval of Related Party Transactions” of our proxy statement relating to our annual meeting to be held in 2024.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 is incorporated by reference from the section entitled “Independent Registered Public Accounting Firm – Fees of Independent Registered Public Accounting Firm” of our proxy statement relating to our annual meeting to be held in 2024.

(83)

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

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

4.4

Indenture dated September 21, 2023 between Mercer International Inc. and Computershare Trust Company, N.A., as trustee, relating to the 2028 Senior Notes. Incorporated by reference from Form 8-K filed September 21, 2023.

10.1

Revolving Credit Facility Agreement dated January 21, 2022 among Mercer Peace River Pulp Ltd., Mercer Celgar Limited Partnership and Mercer Forestry Services Ltd. et al. and Royal Bank of Canada, as Agent and the other Lenders thereto. Incorporated by reference from Form 10-K filed February 17, 2022.

10.2

Revolving Facility Agreement dated September 15, 2022 among Zellstoff-Und Papierfabrik Rosenthal GmbH, Mercer Timber Products GmbH, Zellstoff Stendal GmbH, Mercer Holz GmbH, Stendal Pulp Holding GmbH, Zellstoff Stendal Transport GmbH, Mercer Timber Products Stendal GmbH, Unicredit Bank AG, Commerzbank AG, Berlin Branch, Landesbank Baden-Württemberg and Unicredit Bank AG. Incorporated by reference from Form 10-Q filed October 27, 2022.

10.3	Amendment and Restatement Agreement dated March 22, 2023 among Mercer Rosenthal GmbH, Mercer Timber Products GmbH, Mercer Stendal GmbH, Mercer Holz GmbH, Mercer

(84)

Europe GmbH, Mercer Stendal Logistik GmbH, Mercer Timber Products Stendal GmbH, Mercer Torgau GmbH & Co. KG, Unicredit Bank AG, Commerzbank AG, Berlin Branch, Landesbank Baden-Württemberg and others relating to Revolving Facility Agreement dated September 15, 2022. Incorporated by reference from Form 10-Q filed May 4, 2023.

10.4†	Form of Trustee’s Indemnity Agreement between Mercer International Inc. and its Trustees. Incorporated by reference from Form 10-K filed March 31, 2003.

10.6†	Mercer International Inc. 2022 Stock Incentive Plan. Incorporated by reference from Appendix A to Mercer International Inc.’s definitive proxy statement on Schedule 14A filed April 18, 2022.

10.6†	Employment Agreement dated October 2, 2006 between Stendal Pulp Holding GmbH and Wolfram Ridder. Incorporated by reference from Form 8-K filed October 3, 2006.

10.7†

Second Amended and Restated Employment Agreement between Mercer International Inc. and Jimmy S.H. Lee, dated for reference September 29, 2015. Incorporated by reference from Form 8-K filed September 29, 2015.

10.8†

Chief Operating Officer and Managing Director Service Agreement, as amended, dated June 1, 2019 between Stendal Pulp Holding GmbH and Adolf Koppensteiner. Incorporated by reference from Form 10-K filed February 13, 2020.

10.9†	Employment Agreement between Mercer International Inc. and Juan Carlos Bueno, dated March 11, 2022. Incorporated by reference from Form 8-K filed March 16, 2022.

10.10†*	Employment Agreement between Mercer International Inc. and Richard Short, dated April 14, 2015.

21.1*	List of Subsidiaries of Registrant.

23.1*	Consent of PricewaterhouseCoopers LLP.

31.1*	Section 302 Certificate of Chief Executive Officer.

31.2*	Section 302 Certificate of Chief Financial Officer.

32.1*	Section 906 Certificate of Chief Executive Officer.

32.2*	Section 906 Certificate of Chief Financial Officer.

97.1*	Policy relating to recovery of erroneously awarded compensation, as required by applicable listing standards adopted pursuant to 17 CFR 240.10D-1 - Mercer International Inc. Clawback Policy.

101*

The following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, formatted in inline Extensible Business Reporting Language (iXBRL): (i) Consolidated Statements of Operations; (ii) Consolidated Statements of Comprehensive Income (Loss); (iii) Consolidated Balance Sheets; (iv) Consolidated Statements of Changes in Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to the Consolidated Financial Statements.

104*	The cover page from the Company's Annual Report on Form 10-K for the year ended December 31, 2023, has been formatted in iXBRL.

* Filed herewith.

† Denotes management contract or compensatory plan or arrangement.

ITEM 16. FORM 10-K SUMMARY

None.

(85)

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Mercer International Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Mercer International Inc. and its subsidiaries (together, the Company) as of December 31, 2023 and 2022, and the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, including the related notes (collectively referred to as the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the COSO.

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

(86)

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

Goodwill impairment assessment for the Torgau reporting unit

As described in Note 10 to the consolidated financial statements, the Company’s goodwill balance was $35.4 million as of December 31, 2023, which fully relates to Torgau. Goodwill is tested for impairment annually as of August 31, or more frequently if events or changes in circumstances indicate the existence of potential impairment loss. Management has the option to first assess qualitative factors to determine whether it is necessary to perform the quantitative goodwill impairment assessment. Management performed a quantitative goodwill impairment test for Torgau as of August 31, 2023, which involves the comparison of the fair value of the reporting unit to its carrying value. If the estimated fair value of the reporting unit is less than its carrying amount, goodwill is written down for the amount by which the carrying amount exceeds the estimated fair value. Management estimated the fair value of the reporting unit by using a discounted cash flow model. This required management to make significant estimates and assumptions related to future estimated sales volumes, selling prices and costs, capital expenditures and the discount rate. No impairment was recorded as a result of the annual impairment test.

The principal considerations for our determination that performing procedures relating to the goodwill impairment assessment for Torgau is a critical audit matter are (i) the significant judgment by management when developing the estimated fair value of Torgau; (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating management’s significant assumptions related to future estimated sales volumes, selling prices and costs, capital expenditures and the discount rate; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These

(87)

procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessment, including controls over the valuation of Torgau. These procedures also included, among others, (i) testing management’s process for developing the fair value estimate; (ii) evaluating the appropriateness of the discounted cash flow model used by management; (iii) testing the completeness and accuracy of underlying data used in the discounted cash flow model; and (iv) evaluating the reasonableness of the significant assumptions used by management related to future estimated sales volumes, selling prices and costs, capital expenditures and the discount rate. Evaluating management’s assumptions related to future estimated sales volumes, selling prices and costs and capital expenditures involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of Torgau; (ii) the consistency with external market and industry data; and (iii) whether the assumptions were consistent with evidence obtained in other areas of the audit, as applicable. Professionals with specialized skill and knowledge were used to assist in evaluating the reasonableness of the discount rate.

/s/PricewaterhouseCoopers LLP

Chartered Professional Accountants

Vancouver, Canada February 15, 2024

We have served as the Company’s auditor since 2007.

(88)

MERCER INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands of U.S. dollars, except per share data)

	For the Year Ended December 31,
	2023	2022	2021
Revenues	$1,993,844	$2,280,937	$1,803,255
Costs and expenses
Cost of sales, excluding depreciation and amortization	1,853,482	1,638,672	1,245,622
Cost of sales depreciation and amortization	172,223	144,064	132,117
Selling, general and administrative expenses	123,179	105,833	78,933
Impairment of sandalwood business held for sale	33,734	—	—
Operating income (loss)	(188,774)	392,368	346,583
Other income (expenses)
Interest expense	(88,246)	(71,499)	(70,047)
Loss on early extinguishment of debt	—	—	(30,368)
Other income	7,197	24,434	14,399
Total other expenses, net	(81,049)	(47,065)	(86,016)
Income (loss) before income taxes	(269,823)	345,303	260,567
Income tax recovery (provision)	27,767	(98,264)	(89,579)
Net income (loss)	$(242,056)	$247,039	$170,988
Net income (loss) per common share
Basic	$(3.65)	$3.74	$2.59
Diluted	$(3.65)	$3.71	$2.58
Dividends declared per common share	$0.300	$0.300	$0.260

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands of U.S. dollars)

	For the Year Ended December 31,
	2023	2022	2021
Net income (loss)	$(242,056)	$247,039	$170,988
Other comprehensive income (loss)
Gain related to defined benefit pension plans	4,063	10,755	19,206
Income tax provision	(252)	(2,356)	(4,485)
Gain related to defined benefit pension plans, net of tax	3,811	8,399	14,721
Foreign currency translation adjustments	49,480	(97,568)	(77,939)
Other comprehensive income (loss), net of tax	53,291	(89,169)	(63,218)
Total comprehensive income (loss)	$(188,765)	$157,870	$107,770

See accompanying Notes to the Consolidated Financial Statements.

(89)

MERCER INTERNATIONAL INC.

CONSOLIDATED BALANCE SHEETS

(In thousands of U.S. dollars, except share and per share data)

	December 31,
	2023	2022
ASSETS
Current assets
Cash and cash equivalents	$313,992	$354,032
Accounts receivable, net	306,166	351,993
Inventories	414,161	450,470
Prepaid expenses and other	23,461	21,680
Assets classified as held for sale	35,125	—
Total current assets	1,092,905	1,178,175
Property, plant and equipment, net	1,409,937	1,341,322
Investment in joint ventures	41,665	45,635
Amortizable intangible assets, net	52,641	61,497
Goodwill	35,381	30,937
Operating lease right-of-use assets	11,725	15,049
Pension asset	5,588	4,397
Other long-term assets	12,736	48,025
Total assets	$2,662,578	$2,725,037
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and other	$278,986	$377,306
Pension and other post-retirement benefit obligations	826	755
Liabilities associated with assets held for sale	6,625	—
Total current liabilities	286,437	378,061
Long-term debt	1,609,425	1,346,508
Pension and other post-retirement benefit obligations	12,483	12,178
Operating lease liabilities	7,755	9,475
Other long-term liabilities	13,744	14,072
Deferred income tax	97,324	125,959
Total liabilities	2,027,168	1,886,253
Shareholders’ equity
Common shares $1 par value; 200,000,000 authorized; 66,525,000 issued and outstanding (2022 – 66,167,000)	66,471	66,132
Additional paid-in capital	359,497	354,495
Retained earnings	336,113	598,119
Accumulated other comprehensive loss	(126,671)	(179,962)
Total shareholders’ equity	635,410	838,784
Total liabilities and shareholders’ equity	$2,662,578	$2,725,037

Commitments and contingencies (Note 23)
Subsequent event (Note 16)

See accompanying Notes to the Consolidated Financial Statements.

(90)

MERCER INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands of U.S. dollars)

	Common shares
	Number (thousands of shares)	Amount, at Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Balance as of December 31, 2020	65,868	$65,800	$345,696	$217,106	$(27,575)	$601,027
Shares issued on grants of restricted shares	49	68	(68)	—	—	—
Shares issued on grants of performance share units	120	120	(120)	—	—	—
Stock compensation expense	—	—	2,394	—	—	2,394
Net income	—	—	—	170,988	—	170,988
Dividends declared	—	—	—	(17,167)	—	(17,167)
Other comprehensive loss	—	—	—	—	(63,218)	(63,218)
Balance as of December 31, 2021	66,037	65,988	347,902	370,927	(90,793)	694,024
Shares issued on grants of restricted shares	35	49	(49)	—	—	—
Shares issued on grants of performance share units	95	95	(95)	—	—	—
Stock compensation expense	—	—	6,737	—	—	6,737
Net income	—	—	—	247,039	—	247,039
Dividends declared	—	—	—	(19,847)	—	(19,847)
Other comprehensive loss	—	—	—	—	(89,169)	(89,169)
Balance as of December 31, 2022	66,167	66,132	354,495	598,119	(179,962)	838,784
Shares issued on grants of restricted shares	54	35	(35)	—	—	—
Shares issued on grants of performance share units	254	254	(254)	—	—	—
Shares issued on grants of restricted share units	50	50	(50)	—	—	—
Stock compensation expense	—	—	5,341	—	—	5,341
Net loss	—	—	—	(242,056)	—	(242,056)
Dividends declared	—	—	—	(19,950)	—	(19,950)
Other comprehensive income	—	—	—	—	53,291	53,291
Balance as of December 31, 2023	66,525	$66,471	$359,497	$336,113	$(126,671)	$635,410

See accompanying Notes to the Consolidated Financial Statements.

(91)

MERCER INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of U.S. dollars)

	For the Year Ended December 31,
	2023	2022	2021
Cash flows from (used in) operating activities
Net income (loss)	$(242,056)	$247,039	$170,988
Adjustments to reconcile net income (loss) to cash flows from operating activities
Depreciation and amortization	172,502	144,153	132,199
Deferred income tax provision (recovery)	(36,392)	7,003	18,791
Inventory impairment	58,600	—	—
Impairment of sandalwood business held for sale	33,734	—	—
Loss on early extinguishment of debt	—	—	30,368
Defined benefit pension plans and other post-retirement benefit plan expense	5,214	1,708	2,831
Stock compensation expense	5,922	6,737	2,394
Foreign exchange transaction losses (gains)	3,905	(16,802)	(16,597)
Other	(5,092)	(1,241)	384
Defined benefit pension plans and other post-retirement benefit plan contributions	(1,152)	(2,942)	(4,258)
Changes in working capital
Accounts receivable	52,507	(20,476)	(121,579)
Inventories	(15,836)	(63,184)	(96,442)
Accounts payable and accrued expenses	(98,182)	66,796	75,589
Other	(2,679)	(8,131)	(12,454)
Net cash from (used in) operating activities	(69,005)	360,660	182,214
Cash flows from (used in) investing activities
Purchase of property, plant and equipment	(136,324)	(178,742)	(159,440)
Acquisition, net of cash acquired (Note 2)	(82,100)	(256,604)	(51,258)
Property insurance proceeds	12,203	8,616	21,540
Proceeds from government grants	5,569	1,067	9,333
Purchase of term deposit	—	(75,000)	—
Proceeds from sale of term deposit	—	75,519	—
Other	785	534	2,031
Net cash from (used in) investing activities	(199,867)	(424,610)	(177,794)
Cash flows from (used in) financing activities
Redemption of senior notes	—	—	(824,557)
Proceeds from issuance of senior notes	200,000	—	875,000
Proceeds from (repayment of) revolving credit facilities, net	61,272	115,330	(33,396)
Dividend payments	(19,950)	(19,847)	(17,167)
Payment of debt issuance costs	(4,865)	(3,871)	(14,483)
Payment of finance lease obligations	(7,785)	(10,003)	(7,850)
Other	(48)	(711)	3,616
Net cash from (used in) financing activities	228,624	80,898	(18,837)
Effect of exchange rate changes on cash and cash equivalents	208	(8,526)	(1,071)
Net increase (decrease) in cash and cash equivalents	(40,040)	8,422	(15,488)
Cash and cash equivalents, beginning of year	354,032	345,610	361,098
Cash and cash equivalents, end of year	$313,992	$354,032	$345,610

Supplemental cash flow disclosure:
Cash paid for interest	$79,620	$67,103	$73,088
Cash paid for income taxes	$63,551	$86,037	$22,950
Supplemental schedule of non-cash investing and financing activities:
Leased production and other equipment	$3,310	$—	$29,344

See accompanying Notes to the Consolidated Financial Statements.

(92)

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share data)

Note 1. The Company and Summary of Significant Accounting Policies

Background

Mercer International Inc. (“Mercer Inc.”) is a Washington corporation and its shares of common stock are quoted and listed for trading on the NASDAQ Global Select Market.

Mercer Inc. owns and operates four pulp manufacturing facilities, two in Canada and two in Germany, has a 50% joint venture interest in a pulp mill in Canada, one sawmill and one timber processing and value-add pallet production facility in Germany. The Company also owns mass timber production facilities located in Spokane, Washington and since acquiring the assets of Structurlam Mass Timber Corporation and its subsidiaries (“Structurlam”) on June 15, 2023, in Conway, Arkansas and British Columbia, Canada.

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

Use of Estimates

Preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant management judgment is required in determining the accounting for, among other things, future cash flows associated with impairment testing for goodwill and long-lived assets, depreciation and amortization, pension and other post-retirement benefit obligations, deferred income taxes (valuation allowance and permanent reinvestment), the allocation of the purchase price in a business combination to the assets acquired and liabilities assumed, revenues under long-term contracts, inventory impairment, assets and liabilities classified as held for sale and the fair value of disposal groups, legal liabilities and contingencies. Actual results could differ materially from these estimates, and changes in these estimates are recorded when known.

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

Inventories

Inventories of raw materials, finished goods and work in progress are valued at the lower of cost, using the weighted-average cost method, or net realizable value and are released from inventory on the same basis. Spare parts and other materials are valued at the lower of cost and replacement cost. Cost includes labor, materials and production overhead and is determined by using the weighted-average cost method. Raw materials inventories include pulp logs, sawlogs, wood chips and lumber. These inventories are located both at the mills and at various offsite locations. In accordance with industry practice, physical inventory counts utilize standardized techniques to estimate quantities of such inventory volumes. These techniques historically have provided reasonable estimates of such inventories.

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

Impairment of Long-Lived Assets

Long-lived assets include “Property, plant and equipment, net” and “Amortizable intangible assets, net”. The unit of accounting for impairment testing for long-lived assets is its “Asset Group”, which includes the long-lived assets and liabilities directly related to those assets. The Company evaluates an Asset Group for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable, such as continuing operating losses. When an indicator that the carrying value of an Asset Group may not be recoverable is triggered, the Company compares the carrying value of the Asset Group to its forecasted undiscounted future cash flows. If the carrying value of the Asset Group is greater than the undiscounted future cash flows an impairment charge is recorded based on the excess of the Asset Group’s carrying value over its fair value.

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

The Company is required to pay certain fees based on wastewater emissions at its German mills. Accrued fees can be reduced upon the mills’ demonstration of lower wastewater emissions. The fees are expensed as incurred and the fee reduction is recognized once the Company has reasonable assurance that the German regulators will accept the lower level of wastewater emissions. Both the fees and the fee reduction are recognized in “Cost of sales, excluding depreciation and amortization” in the Consolidated Statements of Operations. There may be a significant period of time between recognition of the wastewater expense and recognition of the wastewater fee reduction.

Amortizable Intangible Assets

Amortizable intangible assets are stated at cost less accumulated amortization. Amortization is provided on a straight-line basis over the estimated useful lives of the assets. The amortization periods have been provided in the Amortizable Intangible Assets, Net Note.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of net identifiable assets upon acquisition of a business. The carrying value of goodwill, which is not amortized, is assessed for impairment annually as of August 31 or more frequently if events or changes in circumstances arise that suggest the carrying value of goodwill may be impaired. Goodwill is allocated to reporting units that are expected to benefit from the synergies arising from business combinations.

The impairment test of goodwill is performed at the reporting unit level. A reporting unit is an operating segment or one level below an operating segment (also known as a component). The Company has the option to first assess qualitative factors to determine whether it is necessary to perform the quantitative goodwill impairment assessment. The quantitative impairment test compares the fair value of the reporting unit to its carrying value, including goodwill. If the estimated fair value of the reporting unit is less than its carrying amount, goodwill is written down for the amount by which the carrying amount exceeds the fair value.

(95)

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share data)

Note 1. The Company and Summary of Significant Accounting Policies (continued)

However, the impairment charge recognized cannot exceed the carrying amount of goodwill. The fair value of a reporting unit is estimated using a discounted cash flow model, based on market participant assumptions. This requires significant estimates and assumptions related to future estimated sales volumes, selling prices and costs, capital expenditures and the discount rate. The assumptions used are consistent with internal forecasts. Unanticipated market and macroeconomic events and circumstances may occur and could affect the accuracy of management assumptions. Sensitivities of these assumptions are also performed.

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

Revenue Recognition

The Company recognizes revenue when obligations under the terms of a contract with its customer are satisfied; generally this occurs with the transfer of control of the products sold. Transfer of control to the customer is based on the standardized shipping terms in the contract as this determines when the Company has the right to payment, the customer has legal title to the asset and the customer has the risks of ownership. Payment is due, and revenue and a receivable is recognized after control has transferred to the customer. Payment terms are defined in the contract as typically due within three months after control has transferred to the customer, and as such, the contract does not have a significant financing component.

(96)

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share data)

Note 1. The Company and Summary of Significant Accounting Policies (continued)

A contract liability is created when the customer prepays for goods prior to the Company transferring control over those goods to the customer. The contract liability is reduced and revenue is recognized once control of the goods is transferred to the customer.

The Company excludes value-added taxes, sales and other taxes it collects from the customer on behalf of third parties concurrent with revenue-producing activities from revenues.

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

Pallet, Chemical, Biofuel and Wood Residual Revenues

Pallet, chemical, biofuel and wood residual revenues sold from the German mills are sold primarily into the European market. Pallet and biofuel sales are sold to the customer or to a trader. Chemical and wood residual sales are sold direct to the customer. These sales typically have shipping terms where control transfers once the product is loaded onto the truck at the mill.

Mass Timber Revenues

Mass timber includes CLT and glulam, manufactured at our mass timber production facilities. A mass timber sales contract will typically represent a single distinct performance obligation due to the highly interdependent and interrelated nature of the underlying goods and services provided.

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

The accounting for the mass timber contracts involves a judgmental process of estimating total sales, costs and profit for the performance obligation. Cost of sales is recognized as incurred. The amount reported as revenues is determined by adding a proportionate amount of the estimated profit to the amount reported as cost of sales. Recognizing revenue as costs are incurred provides an objective measure of progress and thereby best depicts the extent of transfer of control to the customer. Changes in estimated revenues, cost of sales and the related effect on operating income (loss) are recognized using a cumulative catch-up adjustment which recognizes in the current period the cumulative effect of the changes on current and prior periods based on the contract’s percentage-of-completion.

The Company's mass timber contracts have remaining performance obligations which are exempt from disclosure as these contracts are expected to be complete within twelve months.

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

The Company records property insurance proceeds up to the amount of the related impairment when it is probable the proceeds will be received. Proceeds in excess of the impairment are recorded once the insurance provider acknowledges that the claim is covered and agrees in writing to the amount to be paid for the claim. The Company reports property insurance proceeds in the same line item in which the related impairment was recognized in the Consolidated Statements of Operations.

Stock-Based Compensation

The Company's stock incentive plan consists of stock options, restricted stock units ("RSUs"), deferred stock units ("DSUs"), restricted shares, performance shares, performance share units ("PSUs") and stock appreciation rights. The stock-based compensation expense is recognized over an award’s requisite service period based on the award’s fair value in “Selling, general, and administrative expenses” in the Consolidated Statements of Operations. The Company issues new shares upon the exercise of stock-based compensation awards.

PSUs provide the holder the right to receive upon vesting a common share of the Company, a cash payment or a combination of common shares or cash, as determined by the Company, if certain market and/or performance goals established by the Company are met. The performance objective period is generally three years. The fair value of PSUs granted with a performance condition is based upon the targeted number of shares to be awarded and the quoted market price of the Company’s shares at that date.

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

The fair value of equity settled restricted shares, RSUs, and DSUs (“Equity DSUs”) is determined based upon the number of shares or units granted and the quoted price of the Company’s common shares on the date of grant. The vesting period is generally one year.

DSUs which are settled in cash (“Cash Only DSUs”), are settled at the quoted price of the Company's common shares on the redemption date. Cash Only DSUs are accounted for as a liability and measured based on the quoted price of the Company's common shares on the balance sheet date. The change in the fair value of the outstanding Cash Only DSUs is recorded as an expense in the Consolidated Statements of Operations. The vesting period is generally one year or less.

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

Net Income (Loss) Per Common Share

Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding in the period. Diluted net income (loss) per common share is calculated to give effect to all potentially dilutive common shares outstanding by applying the “Treasury Stock” and “If-Converted” methods. Instruments that could have a potentially dilutive effect on the Company’s weighted average shares outstanding include all or a portion of outstanding stock options, RSUs, Equity DSUs, restricted shares, performance shares, PSUs and stock appreciation rights.

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

Assets and Liabilities Classified as Held for Sale

Assets (and disposal groups) are classified as held for sale if their carrying amount will be recovered primarily through a sale as opposed to continued use by the Company. Assets (and disposal groups) to be disposed that meet the held for sale criteria are reported at the lower of their carrying amount and fair value less costs to sell and are no longer depreciated.

New Accounting Pronouncements

Improvements to Reportable Segment Disclosures

In November 2023, the FASB issued Accounting Standards Update ("ASU") 2023-07, which requires the disclosure of significant segment expenses that are part of an entity’s segment measure of profit or loss and regularly provided to the chief operating decision maker. In addition, it adds or makes clarifications to other segment-related disclosures, such as clarifying that disclosure requirements are required for entities with a single reportable segment and that an entity may disclose multiple measures of segment profit and loss. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023 and interim periods beginning after December 15, 2024 with early adoption permitted. The Company currently does not expect the adoption of ASU 2023-07 to have a material impact to the consolidated financial statements and will continue to assess the potential impact.

Improvements to Income Tax Disclosures

In December 2023, the FASB issued ASU 2023-09, which requires additional disaggregation of the reconciliation between the statutory and effective tax rate for an entity and of income taxes paid. The amendments improve the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information by jurisdiction. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. The Company will continue to assess the potential impact.

(100)

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share data)

Note 1. The Company and Summary of Significant Accounting Policies (continued)

Reference Rate Reform

In March 2020, the FASB issued ASU 2020-04, which provides optional guidance for a limited time to ease the potential burden in accounting for reference rate reform. These amendments are effective immediately and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. In March 2021, the intended cessation date of the London Inter-Bank Offered Rate ("LIBOR") in the U.S. was extended to June 30, 2023. Accordingly, ASU 2022-06 defers the expiration date to December 31, 2024.

As of December 31, 2023, the Company does not have any debt agreements that utilize LIBOR as one of the alternative applicable rates. Therefore, the discontinuation of LIBOR did not have a material adverse effect on the Company's financial position.

Note 2. Acquisitions

2023 Structurlam

On June 15, 2023, the Company acquired substantially all the assets of Structurlam, including a mass timber production facility located in Conway, Arkansas (the “Mercer Conway facility”) and mass timber production facilities in British Columbia, Canada, for cash consideration of $82,100 net of a $2,400 break fee and expense reimbursement and including $1,000 of acquisition costs.

The transaction is accounted for as an acquisition of a group of assets as management determined it does not qualify as an acquisition of a business under GAAP. Substantially all of the fair value of the gross assets acquired was concentrated in a group of similar identifiable assets, being the land, building and production equipment at the Mercer Conway facility.

2022 Torgau

On September 30, 2022, the Company acquired all the issued and outstanding shares of Wood Holdco GmbH, which is the parent company of Holzindustrie Torgau KG ("Torgau") for consideration of €270.0 million ($263,196) cash. The acquisition results in 100% ownership of a timber processing and value-add pallet production facility in Torgau, Germany and a wood processing facility in Dahlen, Germany that produces garden products. The acquisition of Torgau expands the Company’s solid wood business and further diversifies the Company’s product offerings.

(101)

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share data)

Note 2. Acquisitions (continued)

The following summarizes the allocation of the purchase price to the fair value of the assets acquired and liabilities assumed at the acquisition date:

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

(102)

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share data)

Note 3. Assets and Liabilities Classified as Held for Sale

In the fourth quarter of 2023, the Company committed to a plan to sell the sandalwood business. Efforts to sell the business have started and a sale is expected to occur within the next 12 months. Accordingly, the assets and associated liabilities of the business, referred to as the “disposal group” are classified as held for sale in the Consolidated Balance Sheets. Concurrently with this classification, the Company determined the net book value of the disposal group exceeded its estimated fair value of $28,500 as of December 31, 2023. As a result, a preliminary non-cash impairment charge of $33,734 was recognized in the Consolidated Statements of Operations. The disposal group’s estimated fair value was determined using Level 3 inputs based on preliminary indicative offers from third parties.

The following summarizes the major classes of assets and liabilities classified as held for sale as of December 31, 2023.

December 31, 2023
Cash and cash equivalent	$979
Accounts receivable, net	510
Inventories	15,232
Prepaid expenses	163
Property, plant and equipment, net	15,118
Operating lease right-of-use-assets	4,388
Sandalwood tree plantations	32,469
Loss recognized on classification as held for sale	(33,734)
Assets held for sale	$35,125

Accounts payable and other	$2,579
Operating lease liabilities	4,046
Liabilities associated with assets held for sale	$6,625

Note 4. Business Interruption Insurance

In 2021, the Rosenthal mill turbine was taken down to complete extensive repair work. In June 2023, the Company settled the business interruption portion of the insurance claim for €15.2 million ($16,553).

In July 2022, a fire occurred in the woodyard of the Stendal mill. For the year ended December 31, 2023, the insurance provider paid nonrefundable business interruption insurance payments of €16.3 million ($17,665) and property insurance payments of €11.2 million ($12,203). For the year ended December 31, 2022, the insurance provider paid nonrefundable business interruption insurance payments of €14.4 million ($15,143) and property insurance payments of €2.1 million ($2,206).

The business interruption and property insurance proceeds for the year ended December 31, 2023 of €42.7 million ($46,421) (2022 – €16.5 million ($17,349)) was recognized in “Cost of sales, excluding depreciation and amortization” in the Consolidated Statements of Operations.

Note 5. Other Income

Other income for the years ended December 31, 2023, 2022 and 2021 was comprised of the following:

	For the Year Ended December 31,
	2023	2022	2021
Foreign exchange gain (loss)	$(1,821)	$17,975	$12,674
Interest income and other	9,018	6,459	1,725
	$7,197	$24,434	$14,399

(103)

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share data)

Note 6. Accounts Receivable, Net

Accounts receivable, net as of December 31, 2023 and December 31, 2022, was comprised of the following:

	December 31,
	2023	2022
Trade, net of allowance of $621 (2022 — $876)	$281,248	$296,192
Sales and income taxes receivable	13,132	40,240
Other	11,786	15,561
	$306,166	$351,993

Note 7. Inventories

Inventories as of December 31, 2023 and December 31, 2022, were comprised of the following:

	December 31,
	2023	2022
Raw materials	$127,126	$160,442
Finished goods	144,407	158,082
Spare parts and other	142,628	131,946
	$414,161	$450,470

For the year ended December 31, 2023, the Company recorded net inventory impairment charges of $58,600 (2022 and 2021 – $nil) as a result of low pulp prices and high per unit fiber costs for the Canadian mills. The net inventory impairment charges are recorded in "Cost of sales, excluding depreciation and amortization" in the Consolidated Statements of Operations. As of December 31, 2023, $5,400 of the write-down was recorded against raw materials inventory and $1,100 was recorded against finished goods inventory. As of December 31, 2022, there were no inventory impairment charges.

Note 8. Property, Plant and Equipment, Net

Property, plant and equipment, net as of December 31, 2023 and December 31, 2022, was comprised of the following:

	Estimated Useful Lives	December 31,
	(Years)	2023	2022
Land		$86,693	$90,202
Buildings	10 - 50	402,271	354,048
Production and other equipment	5 - 25	2,447,228	2,243,571
		2,936,192	2,687,821
Less: accumulated depreciation		(1,526,255)	(1,346,499)
		$1,409,937	$1,341,322

As of December 31, 2023, property, plant and equipment was net of $132,708 of unamortized government grants (2022 – $144,096). Amortization expense related to government grants for the year ended December 31, 2023 was $18,720 (2022 – $18,103; 2021 – $19,855). In 2023, the Company received government grants of $5,569 (2022 – $1,067; 2021 – $9,333) to partially finance innovation and greenhouse gas reduction projects at the Canadian mills. These grants were netted against “Property, plant and equipment, net” in the Consolidated Balance Sheets.

The Company maintains industrial landfills on its premises for the disposal of waste, primarily from the mills’ pulp processing activities. The mills have obligations under their landfill permits to decommission these disposal facilities pursuant to certain regulations. As of December 31, 2023, the Company had recorded $11,099 (2022 – $11,892) of asset retirement obligations in “Other long-term liabilities” in the Consolidated Balance Sheets.

(104)

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share data)

Note 9. Amortizable Intangible Assets, Net

Amortizable intangible assets, net as of December 31, 2023 and December 31, 2022, were comprised of the following:

	Estimated	December 31, 2023			December 31, 2022
	Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Energy sales agreements	11-12	$27,852	$(11,347)	$16,505	$26,884	$(8,590)	$18,294
Timber cutting rights	30	38,069	(6,423)	31,646	37,175	(5,032)	32,143
Order backlog	0.5	17,279	(17,279)	—	16,678	(8,339)	8,339
Software and other intangible assets	5	30,432	(25,942)	4,490	26,977	(24,256)	2,721
		$113,632	$(60,991)	$52,641	$107,714	$(46,217)	$61,497

Amortization expense related to intangible assets for the year ended December 31, 2023 was $13,645 (2022 – $11,882; 2021 – $4,767).

Amortization expense for the next five years related to intangible assets as of December 31, 2023 is expected to be as follows:

	2024	2025	2026	2027	2028
Amortization expense	$4,619	$4,200	$3,813	$3,766	$3,652

Note 10. Goodwill

	December 31,
	2023	2022
Beginning of year balance	$30,937	$—
Acquisition	—	28,274
Purchase price allocation adjustment	2,939	—
Impact of changes in foreign exchange rate	1,505	2,663
End of year balance	$35,381	$30,937

The Company tests goodwill for impairment annually on August 31 at the reporting unit level. Goodwill was assigned to the Torgau facility, the reporting unit which benefits from the synergies arising from the business combination. The annual impairment test was completed on August 31, 2023 and no impairment was identified. There were no indicators of goodwill impairment during the remainder of the year.

Note 11. Other Long-Term Assets

Other long-term assets as of December 31, 2023 and December 31, 2022, were comprised of the following:

	December 31,
	2023	2022
Sandalwood tree plantations (a)	$—	$32,556
German carbon certificates	7,960	10,680
Other	4,776	4,789
	$12,736	$48,025
(a)
As of December 31, 2023, the sandalwood tree plantations were classified as held for sale. Refer to the Assets and Liabilities Classified as Held for Sale Note.

(105)

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share data)

Note 12. Accounts Payable and Other

Accounts payable and other as of December 31, 2023 and December 31, 2022, was comprised of the following:

	December 31, 2023	December 31, 2022
Trade payables	$61,099	$92,848
Accrued expenses	87,413	96,979
Interest payable	34,542	26,756
Income tax payable	21,807	99,827
Payroll-related accruals	27,512	34,353
Deposits for mass timber sales contracts	15,262	—
Wastewater fee (a)	6,721	8,614
Finance lease liability	7,664	7,368
Operating lease liability	4,043	5,255
Other	12,923	5,306
	$278,986	$377,306
(a)
The Company is required to pay certain fees based on wastewater emissions at its German mills. Accrued fees can be reduced upon the mills’ demonstration of reduced wastewater emissions. Reduction to the wastewater fee for the year ended December 31, 2023 was $4,348 (2022 – $12,847; 2021 – $nil).

Note 13. Debt

Debt as of December 31, 2023 and December 31, 2022, was comprised of the following:

		December 31,
	Maturity	2023	2022
Senior notes (a)
5.500% senior notes	2026	$300,000	$300,000
12.875% senior notes	2028	200,000	—
5.125% senior notes	2029	875,000	875,000

Credit arrangements
€370.1 million German joint revolving credit facility (b)	2027	161,330	109,326
C$160.0 million Canadian joint revolving credit facility (c)	2027	47,255	31,749
€2.6 million demand loan (d)		—	—

Finance lease liability		48,349	51,129
		1,631,934	1,367,204
Less: unamortized senior note issuance costs		(14,845)	(13,328)
Less: finance lease liability due within one year		(7,664)	(7,368)
		$1,609,425	$1,346,508

(106)

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share data)

Note 13. Debt (continued)

The maturities of the principal portion of debt as of December 31, 2023 were as follows:

	Senior Notes and Credit Arrangements	Finance Leases
2024	$—	$9,036
2025	—	8,016
2026	300,000	7,905
2027	208,585	7,749
2028	200,000	6,873
Thereafter	875,000	12,876
	1,583,585	52,455
Less imputed interest	—	(4,106)
Total payments	$1,583,585	$48,349

Certain of the Company’s debt instruments were issued under agreements which, among other things, may limit its ability and the ability of its subsidiaries to make certain payments, including dividends. These limitations are subject to specific exceptions. As of December 31, 2023, the Company was in compliance with the terms of its debt agreements.

(a)
In September 2023, the Company issued $200,000 in aggregate principal amount of 12.875% senior notes which mature on October 1, 2028 (the “2028 Senior Notes”). The net proceeds from the 2028 Senior Notes issuance was $195,668 after deducting the underwriter’s discount and offering expenses.

The senior notes which mature on February 1, 2029 (the "2029 Senior Notes") and on January 15, 2026 (the “2026 Senior Notes” and collectively with the 2029 Senior Notes and 2028 Senior Notes, the “Senior Notes”) and the 2028 Senior Notes, are general unsecured senior obligations of the Company. The Company may redeem all or a part of the Senior Notes upon not less than 10 days’ or more than 60 days’ notice at the redemption price plus accrued and unpaid interest to (but not including) the applicable redemption date. The 2026 Senior Notes redemption price is 100.000% of the principal amount. The following table presents the redemption prices (expressed as percentages of principal amount) and the redemption periods of the 2028 Senior Notes and the 2029 Senior Notes:

2028 Senior Notes		2029 Senior Notes
12 Month Period Beginning	Percentage	12 Month Period Beginning	Percentage
October 1, 2025	106.438%	February 1, 2024	102.563%
October 1, 2026	103.219%	February 1, 2025	101.281%
October 1, 2027 and thereafter	100.000%	February 1, 2026 and thereafter	100.000%

(b)
In September 2023, the Company increased the borrowing capacity of the joint revolving credit facility for the German mills by €70.1 million to €370.1 million. The credit facility matures in September 2027. Borrowings under the facility are unsecured and bear interest at Euribor plus a variable margin ranging from 1.40% to 2.35% dependent on conditions including but not limited to a prescribed leverage ratio. The facility is sustainability linked whereby the interest rate margin is subject to upward or downward adjustments of up to 0.05% per annum if the Company achieves, or fails to achieve, certain specified sustainability targets. As of December 31, 2023, approximately €146.0 million ($161,330) of this facility was drawn and accruing interest at a rate of 5.296%, approximately €13.6 million ($14,986) was supporting bank guarantees and approximately €210.6 million ($232,672) was available.

(107)

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share data)

Note 13. Debt (continued)

(c)
A C$160.0 million joint revolving credit facility for the Celgar mill, Peace River mill and certain other Canadian subsidiaries that matures in January 2027. The facility is available by way of: (i) Canadian denominated advances, which bear interest at a designated prime rate per annum; (ii) banker’s acceptance equivalent loans, which bear interest at the applicable Canadian dollar banker’s acceptance plus 1.20% to 1.45% per annum; (iii) dollar denominated base rate advances at the greater of the federal funds rate plus 0.50%, an Adjusted Term Secured Overnight Financing Rate ("SOFR") for a one month tenor plus 1.00% and the bank’s applicable reference rate for U.S. dollar loans; and (iv) dollar SOFR advances, which bear interest at Adjusted Term SOFR plus 1.20% to 1.45% per annum. As of December 31, 2023, approximately C$62.5 million ($47,255) of this facility was drawn and accruing interest at a rate of 6.614%, approximately C$1.4 million ($1,037) was supporting letters of credit and approximately C$84.1 million ($63,608) was available.
(d)
A €2.6 million demand loan for Rosenthal that does not have a maturity date. Borrowings under this facility are unsecured and bear interest at the rate of the three-month Euribor plus 2.50%. As of December 31, 2023, approximately €2.6 million ($2,820) of this facility was supporting bank guarantees and approximately $nil was available.

Note 14. Pension and Other Post-Retirement Benefit Obligations

Defined Benefit Plans

Pension benefits are based on employees’ earnings and years of service. The defined benefit plans are funded by contributions from the Company based on actuarial estimates and statutory requirements. Information about the Celgar and Peace River defined benefit plans, in aggregate for the year ended December 31, 2023 was as follows:

	2023
	Pension	Other Post- Retirement Benefits	Total
Change in benefit obligation
Benefit obligation, December 31, 2022	$94,130	$10,012	$104,142
Service cost	2,397	117	2,514
Interest cost	4,539	495	5,034
Benefit payments	(4,019)	(542)	(4,561)
Actuarial losses	3,603	189	3,792
Settlements	(16,305)	—	(16,305)
Foreign currency exchange rate changes	1,643	245	1,888
Benefit obligation, December 31, 2023	85,988	10,516	96,504

Reconciliation of fair value of plan assets
Fair value of plan assets, December 31, 2022	95,606	—	95,606
Actual returns	10,692	—	10,692
Contributions	1,152	—	1,152
Benefit payments	(4,025)	—	(4,025)
Settlements	(16,305)	—	(16,305)
Foreign currency exchange rate changes	1,663	—	1,663
Fair value of plan assets, December 31, 2023	88,783	—	88,783
Funded status, December 31, 2023	$2,795	$(10,516)	$(7,721)

Components of the net benefit cost recognized
Service cost	$2,397	$117	$2,514
Interest cost	4,539	495	5,034
Expected return on plan assets	(5,389)	—	(5,389)
Settlement loss	3,502	—	3,502
Amortization of unrecognized items	518	(965)	(447)
Net benefit cost	$5,567	$(353)	$5,214

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

The Company anticipates that it will make contributions to the defined benefit plans of approximately $689 in 2024. Estimated future benefit payments under these plans as of December 31, 2023 were as follows:

	Pension	Other Post-Retirement Benefits
2024	$3,684	$569
2025	$3,982	$590
2026	$4,239	$610
2027	$4,465	$630
2028	$4,662	$648
2029-2033	$26,280	$3,464

(109)

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share data)

Note 14. Pension and Other Post-Retirement Benefit Obligations (continued)

Weighted Average Assumptions

The weighted-average assumptions used to determine the benefit obligations at the measurement dates and the net benefit costs for the years ended December 31, 2023, 2022 and 2021 were as follows for Celgar’s defined benefit plan:

	For the Year Ended December 31,
	2023	2022	2021
Benefit obligations
Discount rate	4.60%	5.00%	3.10%
Rate of compensation increase	2.50%	2.50%	2.50%
Net benefit cost for year ended
Discount rate	5.00%	3.10%	2.70%
Rate of compensation increase	2.50%	2.50%	2.50%
Expected rate of return on plan assets	5.45%	3.60%	4.00%

The weighted-average assumptions used to determine the benefit obligations at the measurement dates and the net benefit costs for the years ended December 31, 2023, 2022 and 2021 were as follows for Peace River’s defined benefit plan:

	For the Year Ended December 31,
	2023	2022	2021
Benefit obligations
Discount rate	4.60%	5.00%	3.10%
Rate of compensation increase	2.75%	2.75%	2.75%
Net benefit cost for year ended
Discount rate	5.00%	3.10%	2.70%
Rate of compensation increase	2.75%	2.75%	2.75%
Expected rate of return on plan assets	6.18%	5.48%	4.93%

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

The assumed health care cost trend rates used to determine the other post-retirement benefit obligations as of December 31, 2023 and December 31, 2022 were as follows:

	December 31,
	2023	2022
Health care cost trend rate assumed for next year	4.75%	4.75%
Rate to which the cost trend is assumed to decline (ultimate trend rate)	3.50%	4.00%
Year that the rate reaches the ultimate trend rate	2029	2026

The expected health care cost trend rates are based on historical trends for these costs, as well as recently enacted health care legislation. The Company also compares health care cost trend rates to those of the industry.

(110)

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share data)

Note 14. Pension and Other Post-Retirement Benefit Obligations (continued)

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

In 2023, as part of the Company's efforts to reduce pension plan obligations, the Company transferred $16,305 of pension assets and obligations under Celgar's defined benefit plan to a third party insurance provider by converting the buy-in annuity to a buy-out annuity. In connection with this transaction, for the year-ended December 31, 2023, the Company recognized a non-cash settlement loss of $3,502 in “Other income” in the Consolidated Statements of Operations. The settlement accelerated the recognition of previously unrecognized losses in “Accumulated other comprehensive loss” in the Consolidated Balance Sheets that would have otherwise been recognized in subsequent periods.

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

The following table presents the Celgar and Peace River defined benefit pension plans’ assets fair value measurements as of December 31, 2023 under the fair value hierarchy:

	Fair value measurements as of December 31, 2023 using:
Asset Category	Level 1	Level 2	Level 3	Total
Equity securities	$—	$56,532	$—	$56,532
Debt securities	—	30,863	—	30,863
Other	—	1,388	—	1,388
Total assets	$—	$88,783	$—	$88,783

(111)

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share data)

Note 14. Pension and Other Post-Retirement Benefit Obligations (continued)

The following table presents the Celgar and Peace River defined benefit pension plans’ assets fair value measurements as of December 31, 2022 under the fair value hierarchy:

	Fair value measurements as of December 31, 2022 using:
Asset Category	Level 1	Level 2	Level 3	Total
Equity securities	$—	$52,640	$—	$52,640
Debt securities	—	23,071	—	23,071
Buy-in annuity	—	—	18,402	18,402
Other	—	1,493	—	1,493
Total assets	$—	$77,204	$18,402	$95,606

The change in Level 3 fair value measurements of plan assets for the years ended December 31, 2023 and 2022 was as follows:

Buy-in Annuity
Balance as of December 31, 2021	$24,458
Actual return on plan assets	623
Benefit payments	(1,709)
Actuarial gains	(3,589)
Effect of foreign currency exchange rate changes	(1,381)
Balance as of December 31, 2022	18,402
Actual return on plan assets	691
Benefit payments	(1,374)
Actuarial gains	(1,027)
Conversion of buy-in annuity to buy-out annuity	(16,305)
Effect of foreign currency exchange rate changes	(387)
Balance as of December 31, 2023	$—

Defined Contribution Plans

Effective December 31, 2008, the defined benefit plans at the Celgar mill were closed to new members. In addition, the related defined benefit service accrual ceased on December 31, 2008, and members began to receive pension benefits, at a fixed contractual rate, under a new defined contribution plan effective January 1, 2009. The Company’s head office employees also participate in a defined contribution plan. During the year ended December 31, 2023, the Company made contributions of $2,477 to these plans (2022 – $1,982; 2021 – $1,768).

Multiemployer Plan

The Company participates in a multiemployer plan for the hourly-paid employees at the Celgar mill. The contributions to the plan are determined based on a percentage of pensionable earnings pursuant to a collective bargaining agreement. The Company has no current or future contribution obligations in excess of the contractual contributions. During the year ended December 31, 2023, the Company made contributions of $2,193 to this plan (2022 – $2,175; 2021 – $2,370).

Plan details for the years ended December 31, 2023, 2022 and 2021 were as follows:

	Provincially Registered Plan	Expiration Date of Collective Bargaining	Are the Company's Contributions Greater Than 5% of Total Contributions
Legal name	Number	Agreement	2023	2022	2021
The Pulp and Paper Industry Pension Plan	P085324	April 30, 2025	Yes	Yes	Yes

(112)

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share data)

Note 15. Income Taxes

The components of income (loss) before income taxes for the years ended December 31, 2023, 2022 and 2021 were as follows:

	For the Year Ended December 31,
	2023	2022	2021
U.S.	$(69,116)	$(75,566)	$(75,955)
Foreign	(200,707)	420,869	336,522
	$(269,823)	$345,303	$260,567

Income tax recovery (provision) recognized in the Consolidated Statements of Operations for the years ended December 31, 2023, 2022 and 2021 was comprised of the following:

	For the Year Ended December 31,
	2023	2022	2021
U.S. Federal and State current income tax provision (recovery)	$(1,564)	$297	$156
Foreign current income tax provision	10,189	90,964	70,632
Total current income tax provision	8,625	91,261	70,788
Foreign deferred income tax provision (recovery)	(36,392)	7,003	18,791
Total income tax provision (recovery)	$(27,767)	$98,264	$89,579

During the year ended December 31, 2023, the foreign current income tax provision is primarily for German entities.

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

The Company and/or one or more of its subsidiaries file income tax returns in the U.S., Germany, Canada and Australia. Currently, the Company does not anticipate that the expiration of the statute of limitations or the completion of audits in the next fiscal year will result in liabilities for uncertain income tax positions that are materially different than the amounts accrued or disclosed as of December 31, 2023. However, this could change as tax years are examined by taxing authorities, the timing of which are uncertain at this time. The German tax authorities have completed examinations up to and including the 2017 tax year for all but one German entity which had its examination completed up to and including the 2013 tax year. The Company is generally not subject to U.S. or Canadian income tax examinations for tax years before 2020 and 2019, respectively. The Company believes that it has adequately provided for any reasonable foreseeable outcomes related to its tax audits and that any settlement will not have a material adverse effect on its consolidated results.

The liability in the Consolidated Balance Sheets related to unrecognized tax benefits was $nil as of December 31, 2023 (2022 – $nil). The Company recognizes interest and penalties related to unrecognized tax benefits in “Income tax recovery (provision)” in the Consolidated Statements of Operations. During the years ended December 31, 2023, 2022 and 2021 the Company did not record any interest and penalties related to unrecognized tax benefits.

(113)

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share data)

Note 15. Income Taxes (continued)

Differences between the U.S. Federal statutory and the Company’s effective rates for the years ended December 31, 2023, 2022 and 2021 were as follows:

	For the Year Ended December 31,
	2023	2022	2021
U.S. Federal statutory rate	21%	21%	21%

Income tax recovery (provision) using U.S. Federal statutory rate on income (loss) before income taxes	$56,663	$(72,570)	$(54,724)
Tax differential on foreign income (loss)	9,049	(30,054)	(25,361)
Effect of foreign earnings (a)	—	(5,329)	(7,524)
Valuation allowance	(39,810)	4,311	(12,048)
Tax benefit of partnership structure	3,132	3,132	3,132
Non-taxable foreign subsidies	3,297	2,704	2,936
True-up of prior year taxes	(4,553)	199	5,616
Other	(11)	(657)	(1,606)
Income tax recovery (provision)	$27,767	$(98,264)	$(89,579)
(a)
Primarily due to the impact of the global intangible low-taxed income provision in the Tax Cuts and Jobs Act of 2017.

Deferred income tax assets and liabilities as of December 31, 2023 and December 31, 2022 were comprised of the following:

	December 31,
	2023	2022
German tax loss carryforwards	$12,668	$7,946
U.S. tax loss carryforwards and credits	47,808	32,012
Canadian tax loss carryforwards	42,274	14,107
Australian tax loss carryforwards	7,178	6,580
Basis difference between income tax and financial reporting with respect to operating pulp mills	(147,822)	(160,561)
Amortizable intangible assets	(8,972)	(8,826)
Other long-term assets	1,045	(6,986)
Debt	(6,604)	(5,183)
Accounts payable and accrued expenses	4,805	4,765
Deferred pension liability	2,693	2,997
Finance leases	13,482	14,881
Scientific research and experimental development investment tax credit and expenditure pool	5,818	3,119
Other	7,653	8,069
	(17,974)	(87,080)
Valuation allowance	(78,689)	(38,879)
Net deferred income tax liability	$(96,663)	$(125,959)

Comprised of:
Deferred income tax asset	$661	$—
Deferred income tax liability	(97,324)	(125,959)
Net deferred income tax liability	$(96,663)	$(125,959)

(114)

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share data)

Note 15. Income Taxes (continued)

The following table details the scheduled expiration dates of the Company’s net operating loss, interest, investment tax credit and other tax attributes carryforwards as of December 31, 2023:

	Amount	Expiration
U.S.
Net operating loss	$25,700	Indefinite
Interest	$202,000	Indefinite
Germany
Trade tax loss	$6,200	Indefinite
Interest	$23,300	Indefinite
Canada
Net operating loss	$165,600	2036 – 2042
Scientific research and experimental development investment tax credit	$5,700	2030 – 2042
Australia
Net operating loss	$23,900	Indefinite

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

Changes in valuation allowances related to net deferred tax assets for the years ended December 31, 2023 and 2022 were as follows:

	December 31,
	2023	2022
Beginning of year balance	$38,879	$43,190
Additions (reversals)
U.S.	20,450	10,839
Canada	19,815	(15,926)
The impact of changes in foreign exchange rates	(455)	776
End of year balance	$78,689	$38,879

As of December 31, 2023, the Company has recognized the deferred tax assets of its German entities and has a full valuation allowance against the net deferred tax assets of its U.S. and Canadian entities.

The Company has not recognized a tax liability on the undistributed earnings of its foreign subsidiaries as of December 31, 2023 because these earnings are expected to be permanently reinvested outside the U.S. or repatriated without incurring a tax liability. As of December 31, 2023, the cumulative amount of undistributed earnings upon which U.S. income taxes have not been provided was approximately $233,746.

Global Corporate Minimum Tax Rate

On December 12, 2022, the European Union member states agreed to the implementation of the Organisation for Economic Co-operation and Development’s global corporate minimum tax rate of 15%, to be effective as of January 2024 (the “Pillar Two” rules). On February 1, 2023, the FASB staff announced that the global corporate minimum tax imposed under the Pillar Two rules is an alternative minimum tax and that deferred taxes would not be recognized or adjusted for the effect of global minimum taxes that conform to Pillar Two rules. Accordingly, the incremental effects of such taxes would be accounted for as a period cost in the period when the tax law is effective.

(115)

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share data)

Note 15. Income Taxes (continued)

As of December 31, 2023, Germany has enacted laws to conform with the Pillar Two rules, but Canada, the U.S. and Australia have not. The Company will continue to monitor the impact of proposed and enacted legislative changes in the geographic regions in which we operate.

Note 16. Shareholders’ Equity

Dividends

The Company’s board of directors declared quarterly dividends during the years ended December 31, 2023 and 2022 as follows:

Date Declared	Dividend Per Common Share	Amount
February 16, 2023	$0.075	$4,982
May 4, 2023	0.075	4,989
August 3, 2023	0.075	4,989
November 2, 2023	0.075	4,990
	$0.300	$19,950

Date Declared	Dividend Per Common Share	Amount
February 17, 2022	$0.075	$4,960
April 28, 2022	0.075	4,962
July 28, 2022	0.075	4,963
October 27, 2022	0.075	4,962
	$0.300	$19,847

On February 15, 2024, the Company’s board of directors declared a quarterly dividend of $0.075 per common share. Payment of the dividend will be on April 4, 2024 to all shareholders of record on March 27, 2024. Future dividends are subject to approval by the board of directors and may be adjusted as business and industry conditions warrant.

Share Capital

Preferred shares

The Company has authorized 50,000,000 preferred shares (2022 – 50,000,000) with $1 par value issuable in series, of which 2,000,000 shares have been designated as Series A. The preferred shares may be issued in one or more series. Designations and preferences for each series shall be stated in the resolutions providing for the designation and issuance of each such series adopted by the Company’s board of directors. The board of directors is authorized by the Company’s articles of incorporation to determine the voting, dividend, redemption and liquidation preferences pertaining to each such series. As of December 31, 2023, no preferred shares had been issued by the Company.

Stock-Based Compensation

The Company has a stock incentive plan which provides for stock options, RSUs, DSUs, restricted shares, performance shares, PSUs, and stock appreciation rights to be awarded to employees, consultants and non-employee directors. During the year ended December 31, 2023, there were no issued and outstanding stock options, performance shares or stock appreciation rights. As of December 31, 2023, after factoring in all allocated shares, there remain approximately 2.2 million common shares available for grant.

(116)

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share data)

Note 16. Shareholders’ Equity (continued)

As of December 31, 2023, the total compensation cost related to unvested PSUs, restricted shares, RSUs and DSUs not recognized was approximately $5,672 which will be recognized over a weighted average period of approximately one year.

In May 2023, the board of directors adopted the 2023 Non-Employee Director Compensation Plan which allows non-employee directors to elect on an annual basis to receive, in lieu of annual cash retainers, either restricted stock or DSUs. In addition, the board of directors receive annual equity compensation of restricted stock unless they elect to receive DSUs. The election for DSUs may be in the form of Equity DSUs or Cash Only DSUs and are redeemable by the director at their option following their separation from the board of directors. The value of the Cash Only DSUs redeemed is the fair market value on the redemption date. The Cash Only DSUs are accounted for as a liability and the other equity awards are accounted for as equity.

PSUs

PSU activity during the year ended December 31, 2023 was as follows:

	Number of PSUs	Weighted Average Grant Date Fair Value Per Unit
Outstanding as of January 1, 2023	3,484,154	$12.87
Granted	1,617,428	11.36
Vested and issued	(253,508)	11.00
Forfeited	(1,175,847)	11.44
Outstanding as of December 31, 2023	3,672,227	$12.80

The weighted-average grant date fair value per unit of all PSUs granted in 2022 and 2021 was $13.61 and $13.72, respectively. The total fair value of PSUs vested and issued in 2023, 2022 and 2021 was $2,943, $1,208 and $1,642, respectively.

Restricted Shares, RSUs and DSUs

Restricted share, RSU and DSU activity during the year ended December 31, 2023 was as follows:

	Equity Based Awards				Liability Based Awards
	Number of Restricted Shares	Number of RSUs	Number of Equity DSUs	Weighted Average Grant Date Fair Value Per Share	Number of Cash Only DSUs
Outstanding as of January 1, 2023	34,699	50,000	11,554	$15.64	—
Granted	54,227	—	28,866	8.83	93,232
Vested	(34,699)	(50,000)	(12,829)	15.55	(33,555)
Outstanding as of December 31, 2023	54,227	—	27,591	$8.83	59,677

The weighted-average grant date fair value per share of all restricted shares granted in 2022 and 2021 was $15.65 and $14.84, respectively. The total fair value of restricted shares and DSUs vested and issued in 2023, 2022 and 2021 was $920, $793 and $1,011, respectively.

(117)

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share data)

Note 17. Net Income (Loss) Per Common Share

The reconciliation of basic and diluted net income (loss) per common share for the years ended December 31, 2023, 2022 and 2021 was as follows:

	For the Year Ended December 31,
	2023	2022	2021
Net income (loss)
Basic and diluted	$(242,056)	$247,039	$170,988

Net income (loss) per common share
Basic	$(3.65)	$3.74	$2.59
Diluted	$(3.65)	$3.71	$2.58

Weighted average number of common shares outstanding:
Basic (a)	66,407,248	66,100,040	65,944,494
Effect of dilutive instruments:
PSUs	—	468,931	312,455
Restricted shares	—	17,842	27,054
RSUs	—	11,886	—
Equity DSUs	—	3,687	—
Diluted	66,407,248	66,602,386	66,284,003
(a)
For the year ended December 31, 2023, the basic weighted average number of common shares outstanding excludes 54,227 restricted shares which have been issued, but have not vested as of December 31, 2023 (2022 – 34,699 restricted shares; 2021 – 49,195 restricted shares).

The calculation of diluted net income (loss) per common share does not assume the exercise of any instruments that would have an anti-dilutive effect on net income (loss) per common share. Instruments excluded from the calculation of net income (loss) per common share because they were anti-dilutive for the years ended December 31, 2023, 2022 and 2021 were as follows:

	For the Year Ended December 31,
	2023	2022	2021
PSUs	3,672,227	—	—
Restricted shares	54,227	—	—
Equity DSUs	44,914	—	—

(118)

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share data)

Note 18. Accumulated Other Comprehensive Loss

The change in accumulated other comprehensive loss by component (net of tax) for the years ended December 31, 2023, 2022 and 2021 was as follows:

	Foreign Currency Translation Adjustments	Defined Benefit Pension and Other Post-Retirement Benefit Items	Total
Balance as of December 31, 2020	$(19,578)	$(7,997)	$(27,575)
Other comprehensive income (loss) before reclassifications	(77,939)	14,834	(63,105)
Amounts reclassified	—	(113)	(113)
Other comprehensive income (loss)	(77,939)	14,721	(63,218)
Balance as of December 31, 2021	(97,517)	6,724	(90,793)
Other comprehensive income (loss) before reclassifications	(97,568)	8,801	(88,767)
Amounts reclassified	—	(402)	(402)
Other comprehensive income (loss)	(97,568)	8,399	(89,169)
Balance as of December 31, 2022	(195,085)	15,123	(179,962)
Other comprehensive income before reclassifications	49,480	756	50,236
Amounts reclassified	—	3,055	3,055
Other comprehensive income	49,480	3,811	53,291
Balance as of December 31, 2023	$(145,605)	$18,934	$(126,671)

Foreign currency translation adjustments recognized in other comprehensive income (loss) include intra-entity foreign currency loans that are of a long-term investment nature. For the year ended December 31, 2023, the foreign currency translation gain from these transactions was $2,190 (2022 – gain of $1,598; 2021 – loss of $6,905).

Note 19. Related Party Transactions

The Company enters into related party transactions with its joint ventures. For the year ended December 31, 2023, pulp purchases from the Company’s 50% owned CPP mill, which are transacted at the CPP mill’s cost, were $97,836 (2022 – $101,095; 2021 – $88,073) and as of December 31, 2023 the Company had a payable balance to the CPP mill of $90 (December 31, 2022 – payable of $4,409).

For the year ended December 31, 2023, services from the Company’s 50% owned logging and chipping operation, which are transacted at arm’s length negotiated prices, were $11,350 (2022 – $12,545; 2021 – $12,775) and as of December 31, 2023 the Company had a receivable balance from the operation of $1,912 (December 31, 2022 – receivable of $522).

For the year ended December 31, 2023, services from the Company’s 50% owned wood purchasing and import logistics operations, which are transacted at arm’s length negotiated prices were $342 (2022 – $277; 2021 – $491) and as of December 31, 2023 the Company had a payable balance to the operation of $5 (December 31, 2022 – payable of $14).

For the year ended December 31, 2023, services from the Company’s 26% owned wood purchasing operations, which are transacted at arm’s length negotiated prices were $2,274 (2022 – $1,938; 2021 – $nil) and as of December 31, 2023 the Company had a receivable balance from the operation of $563 (December 31, 2022 – receivable of $544).

(119)

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share data)

Note 20. Segment Information

The Company is managed based on the primary products it manufactures: pulp and solid wood, whose operating results are regularly reviewed by the Company’s chief operating decision maker to assess segment performance and to make decisions about resource allocation. Accordingly, the Company's four pulp mills and its 50% interest in the Cariboo pulp mill are aggregated into the pulp segment. The Friesau sawmill, the Torgau facility and the mass timber facilities are aggregated into the solid wood segment. The Company's sandalwood business is included in corporate and other as it does not meet the criteria to be reported as a separate reportable segment.

None of the income or loss items following operating income (loss) in the Company’s Consolidated Statements of Operations are allocated to the segments, as those items are reviewed separately by management. Information about certain segment data for the years ended December 31, 2023, 2022 and 2021, was as follows:

Year Ended December 31, 2023	Pulp	Solid Wood	Corporate and Other	Consolidated
Revenues from external customers	$1,516,130	$472,054	$5,660	$1,993,844
Operating loss	$(48,262)	$(87,663)	$(52,849)	$(188,774)
Depreciation and amortization	$114,151	$57,320	$1,031	$172,502
Purchase of property, plant and equipment	$90,126	$45,707	$491	$136,324
Total assets (a)	$1,727,851	$696,551	$238,176	$2,662,578
Revenues by major products
Pulp	$1,402,620	$—	$—	$1,402,620
Lumber	—	217,939	—	217,939
Energy and chemicals	113,510	21,451	5,660	140,621
Manufactured products (b)	—	58,895	—	58,895
Pallets	—	121,424	—	121,424
Biofuels (c)	—	40,680	—	40,680
Wood residuals	—	11,665	—	11,665
Total revenues	$1,516,130	$472,054	$5,660	$1,993,844
Revenues by geographical markets (d)
U.S.	$123,818	$169,883	$1,227	$294,928
Foreign countries
Germany	349,685	224,741	472	574,898
China	551,945	2,981	—	554,926
Other countries	490,682	74,449	3,961	569,092
	1,392,312	302,171	4,433	1,698,916
Total revenues	$1,516,130	$472,054	$5,660	$1,993,844
(a)
Total assets for the pulp segment includes the Company’s $41,665 investment in joint ventures, primarily for the CPP mill. Total assets for the solid wood segment includes $35,381 of goodwill from the acquisition of Torgau. Total assets under corporate and other includes $35,125 of assets for the Company's sandalwood business which have been classified as held for sale.
(b)
Manufactured products primarily includes CLT, glulam and finger joint lumber.
(c)
Biofuels includes pellets and briquettes.
(d)
Sales are attributed to countries based on the ship-to location provided by the customer.

(120)

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share data)

Note 20. Segment Information (continued)

Year Ended December 31, 2022	Pulp	Solid Wood	Corporate and Other	Consolidated
Revenues from external customers	$1,866,117	$408,458	$6,362	$2,280,937
Operating income (loss)	$340,664	$70,642	$(18,938)	$392,368
Depreciation and amortization	$112,058	$31,170	$925	$144,153
Purchase of property, plant and equipment	$146,635	$31,190	$917	$178,742
Total assets (a)	$1,768,628	$613,171	$343,238	$2,725,037
Revenues by major products
Pulp	$1,686,370	$—	$—	$1,686,370
Lumber	—	288,002	—	288,002
Energy and chemicals	179,747	25,653	6,362	211,762
Manufactured products (b)	—	22,759	—	22,759
Pallets	—	36,063	—	36,063
Biofuels (c)	—	17,691	—	17,691
Wood residuals	—	18,290	—	18,290
Total revenues	$1,866,117	$408,458	$6,362	$2,280,937
Revenues by geographical markets (d)
U.S.	$236,862	$177,917	$1,329	$416,108
Foreign countries
Germany	553,935	142,846	392	697,173
China	495,668	1,774	—	497,442
Other countries	579,652	85,921	4,641	670,214
	1,629,255	230,541	5,033	1,864,829
Total revenues	$1,866,117	$408,458	$6,362	$2,280,937
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

(121)

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share data)

Note 20. Segment Information (continued)

December 31, 2021	Pulp	Solid Wood	Corporate and Other	Consolidated
Revenues from external customers	$1,483,093	$313,472	$6,690	$1,803,255
Operating income (loss)	$251,724	$106,092	$(11,233)	$346,583
Depreciation and amortization	$115,293	$15,784	$1,122	$132,199
Purchase of property, plant and equipment	$139,312	$19,379	$749	$159,440
Total assets (a)	$1,882,078	$313,354	$155,800	$2,351,232
Revenues by major products
Pulp	$1,389,439	$—	$—	$1,389,439
Lumber	—	293,166	—	293,166
Energy and chemicals	93,654	11,547	6,690	111,891
Manufactured products (b)	—	2,391	—	2,391
Wood residuals	—	6,368	—	6,368
Total revenues	$1,483,093	$313,472	$6,690	$1,803,255
Revenues by geographical markets (c)
U.S.	$183,198	$159,153	$2,836	345,187
Foreign countries
Germany	459,725	62,986	—	522,711
China	375,891	1,245	—	377,136
Other countries	464,279	90,088	3,854	558,221
	1,299,895	154,319	3,854	1,458,068
Total revenues	$1,483,093	$313,472	$6,690	$1,803,255
(a)
Total assets for the pulp segment includes the Company’s $49,651 investment in joint ventures, primarily for the CPP mill.
(b)
Manufactured products primarily includes finger joint lumber.
(c)
Sales are attributed to countries based on the ship-to location provided by the customer.

Revenues between segments are accounted for at prices that approximate fair value. These include revenues from the sale of residual fiber from the solid wood segment to the pulp segment for use in the pulp production process and from the sale of residual fuel from the pulp segment to the solid wood segment for use in energy production. For the year ended December 31, 2023, the pulp segment sold $1,037 of residual fuel to the solid wood segment (2022 – $nil; 2021 – $336) and the solid wood segment sold $41,351 of residual fiber to the pulp segment (2022 – $34,236; 2021 – $12,661).

Reconciliation to Income (Loss) before Income Taxes

The reconciliation from operating income (loss) to income (loss) before income taxes for the years ended December 31, 2023, 2022 and 2021 was as follows:

	For the Year Ended December 31,
	2023	2022	2021
Operating income (loss)	$(188,774)	$392,368	$346,583
Other expenses, net	(81,049)	(47,065)	(86,016)
Income (loss) before income taxes	$(269,823)	$345,303	$260,567

(122)

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share data)

Note 20. Segment Information (continued)

The Company’s long-lived assets by geographic area based on the location of the assets as of December 31, 2023 and December 31, 2022 were as follows:

	December 31,
	2023	2022
U.S.	$136,790	$53,291
Foreign countries
Germany	830,469	844,085
Canada	442,678	428,447
Australia	—	15,499
	1,273,147	1,288,031
	$1,409,937	$1,341,322

In 2023, no single customer accounted for greater than 10% of the Company’s total revenues (2022 – no customer; 2021 – no customer).
Note 21. Financial Instruments and Fair Value Measurement

Due to their short-term maturity, the carrying amounts of cash and cash equivalents, accounts receivable and accounts payable and other, approximates their fair value.

The estimated fair values of the Company’s outstanding debt under the fair value hierarchy as of December 31, 2023 and December 31, 2022 were as follows:

	Fair value measurements as of
		December 31, 2023 using:
Description	Level 1	Level 2	Level 3	Total
Revolving credit facilities	$—	$208,585	$—	$208,585
Senior notes	—	1,257,426	—	1,257,426
	$—	$1,466,011	$—	$1,466,011

	Fair value measurements as of
		December 31, 2022 using:
Description	Level 1	Level 2	Level 3	Total
Revolving credit facilities	$—	$141,075	$—	$141,075
Senior notes	—	1,015,633	—	1,015,633
	$—	$1,156,708	$—	$1,156,708

The carrying value of the revolving credit facilities classified as Level 2 approximates the fair value as the variable interest rates reflect current interest rates for financial instruments with similar characteristics and maturities.

The fair value of the senior notes classified as Level 2 was determined using quoted prices in a dealer market, or using recent market transactions. The Company’s senior notes are not carried at fair value on the Consolidated Balance Sheets as of December 31, 2023 and December 31, 2022. However, fair value disclosure is required. The carrying value of the Company’s senior notes, net of note issuance costs is $1,360,155 as of December 31, 2023 (December 31, 2022 – $1,161,672).

Credit Risk

The Company’s credit risk is primarily attributable to cash held in bank accounts and accounts receivable. The Company maintains cash balances in foreign financial institutions in excess of insured limits.

(123)

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share data)

Note 21. Financial Instruments and Fair Value Measurement (continued)

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

The Company’s exposure to credit losses may increase if its customers' production and other costs are adversely affected by inflation. Although the Company has historically not experienced significant credit losses, it is possible that there could be a material adverse impact from potential adjustments of the carrying amount of trade receivables if the cash flows of the Company’s customers are adversely impacted by inflation and interest rate levels. As of December 31, 2023, the Company has not had significant credit losses.

The carrying amount of cash and cash equivalents as of December 31, 2023 of $313,992 and accounts receivable as of December 31, 2023 of $306,166 recorded in the Consolidated Balance Sheet, net of any allowances for losses, represents the Company’s maximum exposure to credit risk.

Note 22. Lease Commitments

The Company has finance leases primarily for railcars and production equipment. The railcars primarily have a remaining lease term of five to nine years with annual renewal options thereafter. The production equipment has a weighted average remaining lease term of six years. The Company has operating leases primarily for land to support the sandalwood tree plantations and for offices. The land leases have remaining terms of one to eight years with options to renew for up to 17 years. The office leases have remaining terms of four to six years with options to renew up to five years. A majority of the operating leases are subject to annual changes to the Consumer Price Index (“CPI”). Changes to the CPI are treated as variable lease payments and recognized in the period in which the obligation for those payments is incurred. A 100-basis-point increase in CPI would not have a material impact on lease costs.

The components of lease expense for the years ended December 31, 2023, 2022 and 2021 was as follows:

	Year Ended December 31,
	2023	2022	2021
Lease cost:
Operating lease cost	$7,439	$6,130	$4,086
Finance lease cost:
Amortization of right-of-use assets	7,296	6,869	7,481
Interest on lease liabilities	1,365	1,429	1,635
Total lease cost	$16,100	$14,428	$13,202

Supplemental cash flow information related to leases for the years ended December 31, 2023, 2022 and 2021 was as follows:

	Year Ended December 31,
	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow payments for operating leases	$7,439	$6,130	$4,086
Operating cash flow payments for finance leases	$1,365	$1,429	$1,635
Financing cash flow payments for finance leases	$7,785	$10,003	$7,850

(124)

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share data)

Note 22. Lease Commitments (continued)

Other information related to leases for the years ended December 31, 2023, 2022 and 2021 was as follows:

	Year Ended December 31,
	2023	2022	2021
Weighted average remaining lease term:
Operating leases	4 years	5 years	5 years
Finance leases	7 years	9 years	8 years
Weighted average discount rate:
Operating leases	5%	5%	6%
Finance leases	3%	3%	3%

The discount rate used to calculate the present value of the minimum lease payments is the incremental borrowing rate that the subsidiary entering into the lease would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment.

Supplemental balance sheet information related to leases as of December 31, 2023 and December 31, 2022 was as follows:

	December 31,
	2023	2022
Operating Leases
Operating lease right-of-use assets	$11,725	$15,049

Operating lease right-of-use assets held for sale	$4,388	$—

Other current liabilities	$4,043	$5,255
Operating lease liabilities	7,755	9,475
Total operating lease liabilities	$11,798	$14,730

Operating lease liabilities associated with assets held for sale	$4,046	$—

Finance Leases
Property and equipment, gross	$82,500	$77,954
Accumulated depreciation	(35,046)	(28,290)
Property and equipment, net	$47,454	$49,664

Other current liabilities	$7,664	$7,368
Long-term debt	40,685	43,761
Total finance lease liabilities	$48,349	$51,129

Maturities of operating lease liabilities as of December 31, 2023 were as follows:

Operating Leases
2024	$5,047
2025	3,530
2026	1,960
2027	1,250
2028	505
Thereafter	425
Total lease payments	12,717
Less: imputed interest	(919)
Total lease liability	$11,798

(125)

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share data)

Note 23. Commitments and Contingencies

(a)
In the normal course of business, the Company has entered into purchase obligations primarily for fiber. As of December 31, 2023 these commitments were as follows:

Commitments
2024	$79,158
2025	29,745
2026	7,229
2027	5,261
2028	4,288
Thereafter	809
$126,490
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

(126)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERCER INTERNATIONAL INC.

Dated: February 15, 2024	By:	/s/ JUAN CARLOS BUENO
Juan Carlos Bueno
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ JIMMY S.H. LEE	Date: February 15, 2024
Jimmy S.H. Lee
Executive Chairman and Director

/s/ JUAN CARLOS BUENO	Date: February 15, 2024
Juan Carlos Bueno
Chief Executive Officer, Principal Executive Officer and Director

/s/ RICHARD SHORT	Date: February 15, 2024
Richard Short
Executive Vice President,
Chief Financial Officer, Principal Financial
Officer and Principal Accounting Officer

/s/ WILLIAM D. MCCARTNEY	Date: February 15, 2024
William D. McCartney
Director

/s/ JAMES SHEPHERD	Date: February 15, 2024
James Shepherd
Director

/s/ ALAN WALLACE	Date: February 15, 2024
Alan Wallace
Director

/s/ LINDA WELTY	Date: February 15, 2024
Linda Welty
Director

/s/ RAINER RETTIG	Date: February 15, 2024
Rainer Rettig
Director

/s/ ALICE LABERGE	Date: February 15, 2024
Alice Laberge
Director

(127)

/s/ JANINE NORTH	Date: February 15, 2024
Janine North
Director

/s/ TORBJÖRN LÖÖF	Date: February 15, 2024
Torbjörn Lööf
Director

/s/ THOMAS CORRICK	Date: February 15, 2024
Thomas Corrick
Director

(128)