Form 10-Q
period 2024-03-31
MERCER INTERNATIONAL INC.
filed 2024-05-09
CIK 1333274

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

The Registrant had 66,849,720 shares of common stock outstanding as of May 7, 2024.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MERCER INTERNATIONAL INC.

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2024

(Unaudited)

FORM 10-Q

QUARTERLY REPORT - PAGE 2

MERCER INTERNATIONAL INC.

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands of U.S. dollars, except per share data)

	Three Months Ended March 31,
	2024	2023
Revenues	$553,430	$522,666
Costs and expenses
Cost of sales, excluding depreciation and amortization	458,182	461,338
Cost of sales depreciation and amortization	40,350	47,498
Selling, general and administrative expenses	31,701	33,951
Loss on disposal of investment in joint venture	23,645	—
Operating loss	(448)	(20,121)
Other income (expenses)
Interest expense	(27,559)	(19,047)
Other income	4,939	3,234
Total other expenses, net	(22,620)	(15,813)
Loss before income taxes	(23,068)	(35,934)
Income tax recovery	6,365	5,356
Net loss	$(16,703)	$(30,578)
Net loss per common share
Basic	$(0.25)	$(0.46)
Diluted	$(0.25)	$(0.46)
Dividends declared per common share	$0.075	$0.075

INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(In thousands of U.S. dollars)

	Three Months Ended March 31,
	2024	2023
Net loss	$(16,703)	$(30,578)
Other comprehensive income (loss)
Loss related to defined benefit pension plans	(83)	(227)
Income tax provision	(90)	—
Loss related to defined benefit pension plans, net of tax	(173)	(227)
Foreign currency translation adjustments	(37,469)	18,650
Other comprehensive income (loss), net of tax	(37,642)	18,423
Total comprehensive loss	$(54,345)	$(12,155)

See accompanying Notes to the Interim Consolidated Financial Statements.

FORM 10-Q

QUARTERLY REPORT - PAGE 3

MERCER INTERNATIONAL INC.

INTERIM CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

	March 31, 2024	December 31, 2023
ASSETS
Current assets
Cash and cash equivalents	$274,272	$313,992
Accounts receivable, net	368,466	306,166
Inventories	408,326	414,161
Prepaid expenses and other	42,241	23,461
Assets classified as held for sale	33,597	35,125
Total current assets	1,126,902	1,092,905
Property, plant and equipment, net	1,361,975	1,409,937
Investment in joint ventures	4,455	41,665
Amortizable intangible assets, net	51,113	52,641
Goodwill	34,616	35,381
Operating lease right-of-use assets	10,623	11,725
Pension asset	5,513	5,588
Other long-term assets	10,158	12,736
Total assets	$2,605,355	$2,662,578
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and other	$294,289	$278,986
Pension and other post-retirement benefit obligations	806	826
Liabilities associated with assets held for sale	6,443	6,625
Total current liabilities	301,538	286,437
Long-term debt	1,615,173	1,609,425
Pension and other post-retirement benefit obligations	12,349	12,483
Operating lease liabilities	6,797	7,755
Other long-term liabilities	13,448	13,744
Deferred income tax	82,411	97,324
Total liabilities	2,031,716	2,027,168
Shareholders’ equity
Common shares $1 par value; 200,000,000 authorized; 66,850,000 issued and outstanding (2023 – 66,525,000)	66,796	66,471
Additional paid-in capital	360,941	359,497
Retained earnings	314,396	336,113
Accumulated other comprehensive loss	(168,494)	(126,671)
Total shareholders’ equity	573,639	635,410
Total liabilities and shareholders’ equity	$2,605,355	$2,662,578

Commitments and contingencies (Note 15)
Subsequent event (Note 9)

See accompanying Notes to the Interim Consolidated Financial Statements.

FORM 10-Q

QUARTERLY REPORT - PAGE 4

MERCER INTERNATIONAL INC.

INTERIM CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(Unaudited)

(In thousands of U.S. dollars)

	Common shares
Three Months Ended March 31:	Number (thousands of shares)	Amount, at Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Balance as of December 31, 2023	66,525	$66,471	$359,497	$336,113	$(126,671)	$635,410
Shares issued on grants of performance share units	325	325	(325)	—	—	—
Stock compensation expense	—	—	1,769	—	—	1,769
Net loss	—	—	—	(16,703)	—	(16,703)
Dividends declared	—	—	—	(5,014)	—	(5,014)
Disposal of investment in joint venture	—	—	—	—	(4,181)	(4,181)
Other comprehensive loss	—	—	—	—	(37,642)	(37,642)
Balance as of March 31, 2024	66,850	$66,796	$360,941	$314,396	$(168,494)	$573,639

Balance as of December 31, 2022	66,167	$66,132	$354,495	$598,119	$(179,962)	$838,784
Shares issued on grants of performance share units	254	254	(254)	—	—	—
Stock compensation expense	—	—	1,226	—	—	1,226
Net loss	—	—	—	(30,578)	—	(30,578)
Dividends declared	—	—	—	(4,982)	—	(4,982)
Other comprehensive income	—	—	—	—	18,423	18,423
Balance as of March 31, 2023	66,421	$66,386	$355,467	$562,559	$(161,539)	$822,873

See accompanying Notes to the Interim Consolidated Financial Statements.

FORM 10-Q

QUARTERLY REPORT - PAGE 5

MERCER INTERNATIONAL INC.

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands of U.S. dollars)

	Three Months Ended March 31,
	2024	2023
Cash flows from (used in) operating activities
Net loss	$(16,703)	$(30,578)
Adjustments to reconcile net loss to cash flows from operating activities
Depreciation and amortization	40,404	47,591
Deferred income tax recovery	(13,426)	(9,944)
Inventory impairment	—	15,200
Loss on disposal of investment in joint venture	23,645	—
Defined benefit pension plans and other post-retirement benefit plan expense	210	446
Stock compensation expense	2,029	1,226
Foreign exchange transaction losses (gains)	(3,449)	270
Other	727	(1,149)
Defined benefit pension plans and other post-retirement benefit plan contributions	(329)	(247)
Changes in working capital
Accounts receivable	(63,729)	11,342
Inventories	89	(86,434)
Accounts payable and accrued expenses	2,390	309
Other	(1,052)	2,318
Net cash from (used in) operating activities	(29,194)	(49,650)
Cash flows from (used in) investing activities
Purchase of property, plant and equipment	(18,461)	(33,429)
Proceeds from government grants	787	—
Other	190	805
Net cash from (used in) investing activities	(17,484)	(32,624)
Cash flows from (used in) financing activities
Proceeds from revolving credit facilities, net	9,125	30,102
Payment of finance lease obligations	(2,189)	(1,889)
Other	(115)	(114)
Net cash from (used in) financing activities	6,821	28,099
Effect of exchange rate changes on cash and cash equivalents	137	703
Net decrease in cash and cash equivalents	(39,720)	(53,472)
Cash and cash equivalents, beginning of period	313,992	354,032
Cash and cash equivalents, end of period	$274,272	$300,560

Supplemental cash flow disclosure:
Cash paid for interest	$34,716	$33,240
Cash paid for income taxes	$8,173	$1,773

See accompanying Notes to the Interim Consolidated Financial Statements.

FORM 10-Q

QUARTERLY REPORT - PAGE 6

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Note 1. The Company and Summary of Significant Accounting Policies

Nature of Operations and Basis of Presentation

The Interim Consolidated Financial Statements contained herein include the accounts of Mercer International Inc. (“Mercer Inc.”) and all of its subsidiaries (collectively the “Company”). Mercer Inc. owns 100% of its subsidiaries. In the first quarter of 2024, the Company disposed of its 50% joint venture interest in the Cariboo Pulp & Paper Company (“CPP”) with West Fraser Mills Ltd. (“West Fraser”) which prior to the disposal was accounted for using the equity method. The Company's shares of common stock are quoted and listed for trading on the NASDAQ Global Select Market.

The Interim Consolidated Financial Statements have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). The consolidated balance sheet information as of December 31, 2023 was derived from the Company’s audited Consolidated Financial Statements, but does not contain all of the footnote disclosures from the annual Consolidated Financial Statements. The footnote disclosure included herein has been prepared in accordance with accounting principles generally accepted for interim financial statements in the United States (“GAAP”). The unaudited Interim Consolidated Financial Statements should be read together with the audited Consolidated Financial Statements and accompanying notes included in the Company's latest Annual Report on Form 10‑K for the fiscal year ended December 31, 2023. In the opinion of the Company, the unaudited Interim Consolidated Financial Statements contained herein have been prepared on a consistent basis with the audited Consolidated Financial Statements and accompanying notes included in the Company's latest Annual Report on Form 10‑K for the fiscal year ended December 31, 2023 and contain all adjustments necessary for a fair statement of the results of the interim periods included. The results for the periods included herein may not be indicative of the results for the entire year.

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

New Accounting Pronouncements

Improvements to Reportable Segment Disclosures

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2023-07, which requires the disclosure of significant segment expenses that are part of an entity’s segment measure of profit or loss and regularly provided to the chief operating decision maker. In addition, it adds or makes clarifications to other segment-related disclosures, such as clarifying that disclosure requirements are required for entities with a single reportable segment and that an entity may disclose multiple measures of segment profit and loss. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023 and interim periods beginning after December 15, 2024 with early adoption permitted. The Company currently does not expect the adoption of ASU 2023-07 to have a material impact to the Company's financial position or results of operations.

FORM 10-Q

QUARTERLY REPORT - PAGE 7

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Note 1. The Company and Summary of Significant Accounting Policies (continued)

Improvements to Income Tax Disclosures

In December 2023, the FASB issued ASU 2023-09, which requires additional disaggregation of the reconciliation between the statutory and effective tax rate for an entity and of income taxes paid. The amendments improve the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information by jurisdiction. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. The Company currently does not expect the adoption of ASU 2023-09 to have a material impact to the Company's financial position or results of operations.

Note 2. Disposal of Investment in Joint Venture

In the first quarter of 2024, the Company entered into an agreement with West Fraser to dissolve the CPP joint venture and effectively relinquished its contractual sharing of control over the joint venture.

For the three months ended March 31, 2024, a non-cash loss in the Interim Consolidated Statements of Operations of $23,645 was recognized as the estimated proceeds, comprised of inventory, were less than the net carrying amount of the disposal group. The disposal group includes the equity investment and the actuarial gains related to a defined benefit pension plan recognized in accumulated other comprehensive loss. The estimated fair value of the proceeds was determined using Level 2 inputs based on the market value of inventory.

Note 3. Assets and Liabilities Classified as Held for Sale

In the fourth quarter of 2023, the Company committed to a plan to sell the sandalwood business. Efforts to sell the business have started and a sale is expected to occur within the next 12 months. Accordingly, the disposal group, comprised of the assets and associated liabilities of the business, was classified as held for sale. Concurrently with this classification, a non-cash impairment charge of $33,734 was recognized in the Consolidated Statements of Operations for the year ended December 31, 2023. The disposal group’s estimated fair value was determined using Level 3 inputs based on preliminary indicative offers from third parties.

The following summarizes the major classes of assets and liabilities classified as held for sale as of March 31, 2024.

March 31, 2024
Cash and cash equivalent	$786
Accounts receivable, net	710
Inventories	14,085
Prepaid expenses	68
Property, plant and equipment, net	14,221
Operating lease right-of-use-assets	4,200
Sandalwood tree plantations	31,817
Loss recognized on classification as held for sale	(33,734)
Impact of changes in foreign exchange rate	1,444
Assets held for sale	$33,597

Accounts payable and other	$2,570
Operating lease liabilities	3,873
Liabilities associated with assets held for sale	$6,443

FORM 10-Q

QUARTERLY REPORT - PAGE 8

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Note 4. Inventories

Inventories as of March 31, 2024 and December 31, 2023, were comprised of the following:

	March 31, 2024	December 31, 2023
Raw materials	$141,350	$127,126
Finished goods	121,118	144,407
Spare parts and other	145,858	142,628
	$408,326	$414,161

For the three months ended March 31, 2024, there were no inventory impairment charges recorded.

For the three months ended March 31, 2023, primarily as a result of low hardwood pulp prices and high production and logistics costs for the Peace River mill, the Company recorded an inventory impairment charge of $15,200 in “Cost of sales, excluding depreciation and amortization” in the Interim Consolidated Statements of Operations.

Note 5. Accounts Payable and Other

Accounts payable and other as of March 31, 2024 and December 31, 2023, were comprised of the following:

	March 31, 2024	December 31, 2023
Trade payables	$63,471	$61,099
Accrued expenses	98,375	87,413
Interest payable	25,435	34,542
Income tax payable	19,963	21,807
Payroll-related accruals	27,496	27,512
Deposits for mass timber sales contracts	23,523	15,262
Wastewater fee (a)	7,123	6,721
Finance lease liability	8,660	7,664
Operating lease liability	3,900	4,043
Other	16,343	12,923
	$294,289	$278,986

(a)
The Company is required to pay certain fees based on wastewater emissions at its German mills. Accrued fees can be reduced upon the mills’ demonstration of reduced wastewater emissions.

FORM 10-Q

QUARTERLY REPORT - PAGE 9

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Note 6. Debt

Debt as of March 31, 2024 and December 31, 2023, was comprised of the following:

	Maturity	March 31, 2024	December 31, 2023
Senior notes (a)
5.500% senior notes	2026	$300,000	$300,000
12.875% senior notes	2028	200,000	200,000
5.125% senior notes	2029	875,000	875,000

Credit arrangements
€370.1 million German joint revolving credit facility (b)	2027	163,246	161,330
C$160.0 million Canadian joint revolving credit facility (c)	2027	49,815	47,255
€2.6 million demand loan (d)		—	—

Finance lease liability		49,603	48,349
		1,637,664	1,631,934
Less: unamortized senior note issuance costs		(13,831)	(14,845)
Less: finance lease liability due within one year		(8,660)	(7,664)
		$1,615,173	$1,609,425

The maturities of the principal portion of the senior notes and credit arrangements as of March 31, 2024 were as follows:

Senior Notes and Credit Arrangements
2025	$—
2026	300,000
2027	213,061
2028	200,000
2029	875,000
Thereafter	—
$1,588,061

Certain of the Company's debt instruments were issued under agreements which, among other things, may limit its ability and the ability of its subsidiaries to make certain payments, including dividends. These limitations are subject to specific exceptions. As of March 31, 2024, the Company was in compliance with the terms of its debt agreements.

(a)
In September 2023, the Company issued $200,000 in aggregate principal amount of 12.875% senior notes which mature on October 1, 2028 (the “2028 Senior Notes”). The net proceeds from the 2028 Senior Notes issuance was $195,668 after deducting the underwriter’s discount and offering expenses.

The senior notes which mature on February 1, 2029 (the “2029 Senior Notes”) and on January 15, 2026 (the “2026 Senior Notes” and collectively with the 2029 Senior Notes and 2028 Senior Notes, the “Senior Notes”) and the 2028 Senior Notes, are general unsecured senior obligations of the Company. The Company may redeem all or a part of the Senior Notes upon not less than 10 days’ or more than 60 days’ notice at the redemption price plus accrued and unpaid interest to (but not including) the applicable redemption date. The 2026 Senior Notes redemption price is 100.000% of the principal amount.

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

(b)
A €370.1 million joint revolving credit facility for the German mills that matures in September 2027. Borrowings under the facility are unsecured and bear interest at Euribor plus a variable margin ranging from 1.40% to 2.35% dependent on conditions including but not limited to a prescribed leverage ratio. The facility is sustainability linked whereby the interest rate margin is subject to upward or downward adjustments of up to 0.05% per annum if the Company achieves, or fails to achieve, certain specified sustainability targets. As of March 31, 2024, approximately €151.0 million ($163,246) of this facility was drawn and accruing interest at a rate of 5.318%, approximately €13.6 million ($14,662) was supporting bank guarantees and approximately €205.5 million ($222,234) was available.
(c)
A C$160.0 million joint revolving credit facility for the Celgar mill, Peace River mill and certain other Canadian subsidiaries that matures in January 2027. The facility is available by way of: (i) Canadian dollar denominated advances, which bear interest at a designated prime rate per annum; (ii) banker’s acceptance equivalent loans, which bear interest at the applicable Canadian dollar banker’s acceptance plus 1.20% to 1.45% per annum; (iii) dollar denominated base rate advances at the greater of the federal funds rate plus 0.50%, an Adjusted Term Secured Overnight Financing Rate (“SOFR”) for a one month tenor plus 1.00% and the bank’s applicable reference rate for dollar denominated loans; and (iv) dollar SOFR advances, which bear interest at Adjusted Term SOFR plus 1.20% to 1.45% per annum. As of March 31, 2024, approximately C$67.5 million ($49,815) of this facility was drawn and accruing interest at a rate of 6.629%, approximately C$1.4 million ($1,013) was supporting letters of credit and approximately C$79.1 million ($58,397) was available.
(d)
A €2.6 million demand loan for the Rosenthal mill that does not have a maturity date. Borrowings under this facility are unsecured and bear interest at the rate of the three-month Euribor plus 2.50%. As of March 31, 2024, approximately €2.6 million ($2,759) of this facility was supporting bank guarantees and approximately $nil was available.

Note 7. Pension and Other Post-Retirement Benefit Obligations

Defined Benefit Plans

Pension benefits are based on employees' earnings and years of service. The defined benefit plans are funded by contributions from the Company based on actuarial estimates and statutory requirements. The components of the net benefit costs for the Celgar and Peace River defined benefit plans, in aggregate for the three months ended March 31, 2024 and 2023 were as follows:

	Three Months Ended March 31,
	2024		2023
	Pension	Other Post- Retirement Benefits	Pension	Other Post- Retirement Benefits
Service cost	$697	$32	$598	$29
Interest cost	980	117	1,166	123
Expected return on plan assets	(1,533)	—	(1,357)	—
Amortization of unrecognized items	124	(207)	128	(241)
Net benefit costs (gains)	$268	$(58)	$535	$(89)

FORM 10-Q

QUARTERLY REPORT - PAGE 11

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Note 7. Pension and Other Post-Retirement Benefit Obligations (continued)

The components of the net benefit costs (gains) other than service cost are recorded in “Other income” in the Interim Consolidated Statements of Operations. The amortization of unrecognized items relates to actuarial losses (gains) and prior service costs.

Defined Contribution Plan

Effective December 31, 2008, the defined benefit plans at the Celgar mill were closed to new members and the service accrual ceased. Effective January 1, 2009, the members began to receive pension benefits, at a fixed contractual rate, under a new defined contribution plan. During the three months ended March 31, 2024, the Company made contributions of $320 to this plan (2023 – $252).

Multiemployer Plan

The Company participates in a multiemployer plan for the hourly-paid employees at the Celgar mill. The contributions to the plan are determined based on a percentage of pensionable earnings pursuant to a collective bargaining agreement. The Company has no current or future contribution obligations in excess of the contractual contributions. During the three months ended March 31, 2024, the Company made contributions of $521 to this plan (2023 – $523).

Note 8. Income Taxes

Differences between the U.S. Federal statutory rate and the Company's effective tax rate for the three months ended March 31, 2024 and 2023 were as follows:

	Three Months Ended March 31,
	2024	2023
U.S. Federal statutory rate	21%	21%
Income tax recovery using U.S. Federal statutory rate on loss before income taxes	$4,844	$7,546
Tax differential on foreign income (loss)	(587)	1,318
Effect of foreign earnings (a)	—	(525)
Valuation allowance	(2,608)	(4,563)
Tax benefit of partnership structure	—	783
Non-taxable foreign subsidies	590	694
True-up of prior year taxes	1,236	4,886
Annual effective tax rate adjustment	1,700	(9,000)
Non-taxable portion of capital gain	1,460	—
Other, net	(270)	4,217
Income tax recovery	$6,365	$5,356
Comprised of:
Current income tax provision	$(7,061)	$(4,588)
Deferred income tax recovery	13,426	9,944
Income tax recovery	$6,365	$5,356

(a)
Primarily relates to the impact of the global intangible low-taxed income provision in the Tax Cuts and Jobs Act of 2017.

FORM 10-Q

QUARTERLY REPORT - PAGE 12

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Note 9. Shareholders' Equity

Dividends

During the three months ended March 31, 2024, the Company's board of directors declared the following quarterly dividend:

Date Declared	Dividend Per Common Share	Amount
February 15, 2024	$0.075	$5,014

On May 9, 2024, the Company's board of directors declared a quarterly dividend of $0.075 per common share. Payment of the dividend will be made on July 3, 2024 to all shareholders of record on June 26, 2024. Future dividends are subject to approval by the board of directors and may be adjusted as business and industry conditions warrant.

Stock Based Compensation

The Company's stock incentive plan consists of stock options, restricted stock units (“RSUs”), deferred stock units (“DSUs”), restricted shares, performance shares, performance share units (“PSUs”) and stock appreciation rights. During the three months ended March 31, 2024, there were no issued and outstanding stock options, RSUs, performance shares or stock appreciation rights. As of March 31, 2024, after factoring in all allocated shares, there remain approximately 0.7 million common shares available for grant.

DSUs are comprised of grants which are settled in shares (“Equity DSUs”) and grants which are settled in cash based on the quoted price of the Company's common shares on the redemption date (“Cash Only DSUs”).

The following table summarizes PSU activity during the period:

Number of PSUs
Outstanding as of January 1, 2024	3,672,227
Granted	2,312,098
Vested and issued	(324,854)
Forfeited	(807,974)
Outstanding as of March 31, 2024	4,851,497

FORM 10-Q

QUARTERLY REPORT - PAGE 13

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Note 10. Net loss Per Common Share

The reconciliation of basic and diluted net loss per common share for the three months ended March 31, 2024 and 2023 was as follows:

	Three Months Ended March 31,
	2024	2023
Net loss
Basic and diluted	$(16,703)	$(30,578)

Net loss per common share
Basic	$(0.25)	$(0.46)
Diluted	$(0.25)	$(0.46)

Weighted average number of common shares outstanding:
Basic (a)	66,641,990	66,259,216
Diluted	66,641,990	66,259,216

(a)
For the three months ended March 31, 2024, the weighted average number of common shares outstanding excludes 54,227 restricted shares which have been granted, but have not vested as of March 31, 2024 (2023 – 34,699 restricted shares).

The calculation of diluted net loss per common share does not assume the exercise of any instruments that would have an anti-dilutive effect on net loss per common share. Instruments excluded from the calculation of net loss per common share because they were anti-dilutive for the three months ended March 31, 2024 and 2023 were as follows:

	Three Months Ended March 31,
	2024	2023
PSUs	4,851,497	3,843,552
Restricted shares	54,227	34,699
RSUs	—	50,000
Equity DSUs	44,914	11,554

FORM 10-Q

QUARTERLY REPORT - PAGE 14

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Note 11. Accumulated Other Comprehensive Loss

The change in the accumulated other comprehensive loss by component (net of tax) for the three months ended March 31, 2024 and 2023 was as follows:

	Foreign Currency Translation Adjustments	Defined Benefit Pension and Other Post-Retirement Benefit Items	Total
Three Months Ended March 31:
Balance as of December 31, 2023	$(145,605)	$18,934	$(126,671)
Other comprehensive loss before reclassifications	(37,469)	(90)	(37,559)
Amounts reclassified	—	(83)	(83)
Other comprehensive loss	(37,469)	(173)	(37,642)
Disposal of investment in joint venture	—	(4,181)	(4,181)
Balance as of March 31, 2024	$(183,074)	$14,580	$(168,494)

Balance as of December 31, 2022	$(195,085)	$15,123	$(179,962)
Other comprehensive income (loss) before reclassifications	18,650	(114)	18,536
Amounts reclassified	—	(113)	(113)
Other comprehensive income (loss)	18,650	(227)	18,423
Balance as of March 31, 2023	$(176,435)	$14,896	$(161,539)

Note 12. Related Party Transactions

The Company enters into related party transactions with its joint ventures. For the three months ended March 31, 2024 and prior to the disposal of the investment in the CPP joint venture, pulp purchases from the CPP mill, which were transacted at the CPP mill's cost, were $19,707 (2023 – $26,797).

For the three months ended March 31, 2024, services from the Company's 50% owned logging and chipping operation, which are transacted at arm's length negotiated prices, were $3,124 (2023 – $4,016) and as of March 31, 2024, the Company had a receivable balance from the operation of $495 (December 31, 2023 – receivable of $1,912).

Note 13. Segment Information

The Company is managed based on the primary products it manufactures: pulp and solid wood, whose operating results are regularly reviewed by the Company’s chief operating decision maker to assess segment performance and to make decisions about resource allocation. Accordingly, the Company's four pulp mills are aggregated into the pulp segment. The Friesau sawmill, the Torgau facility and the mass timber facilities are aggregated into the solid wood segment. The Company's sandalwood business is included in corporate and other as it does not meet the criteria to be reported as a separate reportable segment.

In the first quarter of 2024, the Company disposed of its investment in the CPP joint venture. Prior to the disposal the investment was included in the pulp segment.

None of the income or loss items following operating loss in the Company's Interim Consolidated Statements of Operations are allocated to the segments, as those items are reviewed separately by management.

FORM 10-Q

QUARTERLY REPORT - PAGE 15

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Note 13. Segment Information (continued)

Information about certain segment data for the three months ended March 31, 2024 and 2023, was as follows:

Three Months Ended March 31, 2024	Pulp	Solid Wood	Corporate and Other	Consolidated
Revenues from external customers	$432,404	$119,023	$2,003	$553,430
Operating income (loss)	$17,447	$(13,706)	$(4,189)	$(448)
Depreciation and amortization	$27,373	$12,811	$220	$40,404
Total assets (a)	$1,678,375	$698,812	$228,168	$2,605,355
Revenues by major products
Pulp	$408,295	$—	$—	$408,295
Lumber	—	55,882	—	55,882
Energy and chemicals	24,109	4,838	2,003	30,950
Manufactured products (b)	—	16,713	—	16,713
Pallets	—	28,020	—	28,020
Biofuels (c)	—	11,254	—	11,254
Wood residuals	—	2,316	—	2,316
Total revenues	$432,404	$119,023	$2,003	$553,430
Revenues by geographical markets (d)
U.S.	$37,589	$44,195	$908	$82,692
Foreign countries
Germany	79,524	54,076	141	133,741
China	182,799	809	—	183,608
Other countries	132,492	19,943	954	153,389
	394,815	74,828	1,095	470,738
Total revenues	$432,404	$119,023	$2,003	$553,430
(a)
Total assets for the solid wood segment includes $34,616 of goodwill from the acquisition of all the issued and outstanding shares of Wood Holdco GmbH, which is the parent company of Holzindustrie Torgau KG ("Torgau").
(b)
Manufactured products primarily includes cross-laminated timber, glulam and finger joint lumber.
(c)
Biofuels includes pellets and briquettes.
(d)
Sales are attributed to countries based on the ship-to location provided by the customer.

FORM 10-Q

QUARTERLY REPORT - PAGE 16

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Note 13. Segment Information (continued)

Three Months Ended March 31, 2023	Pulp	Solid Wood	Corporate and Other	Consolidated
Revenues from external customers	$400,401	$121,014	$1,251	$522,666
Operating income (loss)	$12,771	$(27,069)	$(5,823)	$(20,121)
Depreciation and amortization	$27,399	$19,898	$294	$47,591
Revenues by major products
Pulp	$369,656	$—	$—	$369,656
Lumber	—	60,039	—	60,039
Energy and chemicals	30,745	5,695	1,251	37,691
Manufactured products (a)	—	5,804	—	5,804
Pallets	—	36,175	—	36,175
Biofuels (b)	—	8,135	—	8,135
Wood residuals	—	5,166	—	5,166
Total revenues	$400,401	$121,014	$1,251	$522,666
Revenues by geographical markets (c)
U.S.	$43,555	$35,056	$282	$78,893
Foreign countries
Germany	102,993	65,608	218	168,819
China	107,122	1,214	—	108,336
Other countries	146,731	19,136	751	166,618
	356,846	85,958	969	443,773
Total revenues	$400,401	$121,014	$1,251	$522,666
(a)
Manufactured products primarily includes cross-laminated timber and finger joint lumber.
(b)
Biofuels includes pellets and briquettes.
(c)
Sales are attributed to countries based on the ship-to location provided by the customer.

As of December 31, 2023, the Company had total assets of $1,727,851 in the pulp segment, $696,551 in the solid wood segment and $238,176 in corporate and other. Total assets for the pulp segment included the Company's $41,665 investment in joint ventures, primarily for the CPP mill. Total assets for the solid wood segment included $35,381 of goodwill from the acquisition of Torgau.

Revenues between segments are accounted for at prices that approximate fair value. These include revenues from the sale of residual fiber from the solid wood segment to the pulp segment for use in pulp production and from the sale of residual fuel from the pulp segment to the solid wood segment for use in energy production. For the three months ended March 31, 2024, the pulp segment sold $160 of residual fuel to the solid wood segment (2023 – $374) and the solid wood segment sold $9,722 of residual fiber to the pulp segment (2023 – $11,155).

Note 14. Financial Instruments and Fair Value Measurement

Due to their short-term maturity, the carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable and other approximates their fair value. The estimated fair values of the Company's outstanding debt under the fair value hierarchy as of March 31, 2024 and December 31, 2023 were as follows:

	Fair value measurements as of
		March 31, 2024 using:
Description	Level 1	Level 2	Level 3	Total
Revolving credit facilities	$—	$213,061	$—	$213,061
Senior notes	—	1,279,237	—	1,279,237
	$—	$1,492,298	$—	$1,492,298

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

The fair value of the senior notes classified as Level 2 was determined using quoted prices in a dealer market, or using recent market transactions. The Company's senior notes are not carried at fair value in the Interim Consolidated Balance Sheets as of March 31, 2024 or December 31, 2023. However, fair value disclosure is required. The carrying value of the Company's senior notes, net of unamortized note issuance costs, was $1,361,169 as of March 31, 2024 (December 31, 2023 – $1,360,155).

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

The Company’s exposure to credit losses may increase if its customers' production and other costs are adversely affected by inflation. Although the Company has historically not experienced significant credit losses, it is possible that there could be a material adverse impact from potential adjustments of the carrying amount of trade receivables if the cash flows of the Company’s customers are adversely impacted by inflation and interest rate levels. As of March 31, 2024, the Company has not had significant credit losses.

As of March 31, 2024, the carrying amount of cash and cash equivalents of $274,272 and accounts receivable of $368,466 recorded in the Interim Consolidated Balance Sheet, net of any allowances for losses, represent the Company’s maximum exposure to credit risk.

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

Operating EBITDA is defined as operating loss plus depreciation and amortization and non-recurring capital asset impairment charges. We use Operating EBITDA as a benchmark measurement of our own operating results and as a benchmark relative to our competitors. We consider it to be a meaningful supplement to operating loss as a performance measure primarily because depreciation expense and non-recurring capital asset impairment charges are not actual cash costs, and depreciation expense varies widely from company to company in a manner that we consider largely independent of the underlying cost efficiency of our operating facilities. In addition, we believe Operating EBITDA is commonly used by securities analysts, investors and other interested parties to evaluate our financial performance.

Operating EBITDA does not reflect the impact of a number of items that affect our net loss, including financing costs and the effect of derivative instruments. Operating EBITDA is not a measure of financial performance under GAAP, and should not be considered as an alternative to net loss or operating loss as a measure of performance, or as an alternative to net cash from (used in) operating activities as a measure of liquidity. Operating EBITDA is an internal measure and therefore may not be comparable to other companies.

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

FORM 10-Q

QUARTERLY REPORT - PAGE 20

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this document: (i) unless the context otherwise requires, references to “we”, “our”, “us”, the “Company” or “Mercer” mean Mercer International Inc. and its subsidiaries; (ii) references to “Mercer Inc.” mean the Company excluding its subsidiaries; (iii) information is provided as of March 31, 2024, unless otherwise stated; (iv) our reporting currency is dollars and references to “€” mean euros and “C$” mean Canadian dollars; (v) “ADMTs” mean air-dried metric tonnes; (vi) “CLT” mean cross-laminated timber; (vii) “glulam” mean glue-laminated timber; (viii) “m3” mean cubic meters; (ix) “NBSK” mean northern bleached softwood kraft; (x) “NBHK” mean northern bleached hardwood kraft; (xi) “MW” mean megawatts and “MWh” mean megawatt hours; (xii) “Mfbm” mean thousand board feet of lumber and “MMfbm” mean million board feet of lumber; and (xiii) our lumber metrics are converted from m3 to Mfbm using a conversion ratio of 1.6 m3 of lumber equaling one Mfbm, which is the ratio commonly used in the industry.

Due to rounding, numbers presented throughout this report may not add up precisely to totals we provide and percentages may not precisely reflect the absolute figure.

The following discussion and analysis of our results of operations and financial condition for the three months ended March 31, 2024 should be read in conjunction with our Interim Consolidated Financial Statements and related notes included in this quarterly report, as well as our most recent annual report on Form 10-K for the fiscal year ended December 31, 2023 filed with the Securities and Exchange Commission, referred to as the “SEC”.

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

Current Market Environment

In the first quarter of 2024, our pulp sales realizations improved in all of our key markets relative to the fourth quarter of 2023, driven by stronger demand, low customer inventory levels and supply disruptions. Our lumber sales realizations increased in both the U.S. and European markets in the first quarter of 2024 relative to the fourth quarter of 2023 as a result of modestly higher demand.

As we move into the second quarter of 2024, we currently expect higher pulp sales realizations from the U.S. and European markets due to increasing demand and the continued impact of global supply constraints. In China, we currently expect stable prices in the second quarter of 2024.

As of March 31, 2024, third party industry quoted NBSK list prices in Europe and North America were approximately $1,460 per ADMT and $1,510 per ADMT, respectively and the third party industry quoted NBSK net price in China was approximately $780 per ADMT. Prices for China are net of discounts, allowances and rebates.

In our solid wood segment, we currently expect lumber prices to remain generally flat in the U.S. and European markets in the second quarter of 2024. We currently expect mass timber prices to remain stable in the second quarter

FORM 10-Q

QUARTERLY REPORT - PAGE 21

of 2024 due to steady demand for green alternative building products. Pallet prices are expected to remain generally stable in the second quarter of 2024.

Per unit fiber costs for the pulp segment modestly decreased in both Germany and Canada in the first quarter of 2024 compared to the fourth quarter of 2023 due to stable supply. For the second quarter of 2024, we currently expect a decrease in the per unit fiber costs for our pulp segment as a result of continued stable supply.

Per unit fiber costs for our solid wood segment increased in the first quarter of 2024 compared to the fourth quarter of 2023 as strong demand for sawlogs more than offset the availability of beetle damaged wood in Germany. For the second quarter of 2024, we currently expect modestly higher per unit fiber costs driven by continued strong demand.

Summary Financial Highlights

	Three Months Ended March 31,
	2024	2023
	(in thousands, other than per share amounts)
Statement of Operations Data
Pulp segment revenues	$432,404	$400,401
Solid wood segment revenues	119,023	121,014
Corporate and other revenues	2,003	1,251
Total revenues	$553,430	$522,666

Pulp segment operating income	$17,447	$12,771
Solid wood segment operating loss	(13,706)	(27,069)
Corporate and other operating loss	(4,189)	(5,823)
Total operating loss	$(448)	$(20,121)

Pulp segment depreciation and amortization	$27,373	$27,399
Solid wood segment depreciation and amortization	12,811	19,898
Corporate and other depreciation and amortization	220	294
Total depreciation and amortization	$40,404	$47,591

Operating EBITDA(1)	$63,601	$27,470
Loss on disposal of investment in joint venture	$23,645	$—
Income tax recovery	$6,365	$5,356
Net loss	$(16,703)	$(30,578)
Net loss per common share
Basic	$(0.25)	$(0.46)
Diluted	$(0.25)	$(0.46)
Common shares outstanding at period end	66,850	66,421

(1)
The following table provides a reconciliation of net loss to operating loss and Operating EBITDA for the periods indicated:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Net loss	$(16,703)	$(30,578)
Income tax recovery	(6,365)	(5,356)
Interest expense	27,559	19,047
Other income	(4,939)	(3,234)
Operating loss	(448)	(20,121)
Add: Depreciation and amortization	40,404	47,591
Add: Loss on disposal of investment in joint venture	23,645	—
Operating EBITDA	$63,601	$27,470

FORM 10-Q

QUARTERLY REPORT - PAGE 22

Selected Production, Sales and Other Data

	Three Months Ended March 31,
	2024	2023
Pulp Segment
Pulp production ('000 ADMTs)
NBSK	453.2	430.0
NBHK	85.7	72.3
Annual maintenance downtime ('000 ADMTs)	—	13.5
Annual maintenance downtime (days)	—	10
Pulp sales ('000 ADMTs)
NBSK	488.2	378.6
NBHK	77.5	57.4
Average NBSK pulp prices ($/ADMT)(1)
Europe	1,400	1,377
China	745	891
North America	1,440	1,675
Average NBHK pulp prices ($/ADMT)(1)
China	662	710
North America	1,223	1,523
Average pulp sales realizations ($/ADMT)(2)
NBSK	732	849
NBHK	631	809
Energy production ('000 MWh)(3)	576.4	534.6
Energy sales ('000 MWh)(3)	220.6	196.9
Average energy sales realizations ($/MWh)(3)	88	128
Solid Wood Segment
Lumber
Production (MMfbm)	127.0	134.0
Sales (MMfbm)	121.4	139.9
Average sales realizations ($/Mfbm)	460	429
Energy
Production and sales ('000 MWh)	38.7	40.5
Average sales realizations ($/MWh)	125	141
Manufactured products(4)
Production ('000 m3)	7.2	0.8
Sales ('000 m3)	4.0	4.3
Average sales realizations ($/m3)	3,644	666
Pallets
Production ('000 units)	3,056.3	2,880.2
Sales ('000 units)	2,916.3	2,942.4
Average sales realizations ($/unit)	10	12
Biofuels(5)
Production ('000 tonnes)	37.9	32.6
Sales ('000 tonnes)	48.2	25.8
Average sales realizations ($/tonne)	234	315
Average Spot Currency Exchange Rates
$ / €(6)	1.0855	1.0730
$ / C$(6)	0.7415	0.7393

(1)
Source: RISI pricing report. Europe and North America are list prices. China are net prices which include discounts, allowances and rebates.
(2)
Sales realizations after customer discounts, rebates and other selling concessions. Incorporates the effect of pulp price variations occurring between the order and shipment dates.
(3)
Does not include our 50% joint venture interest in the Cariboo Pulp & Paper Company mill (“CPP”), which is accounted for using the equity method. In the first quarter of 2024, we disposed of our investment in CPP.
(4)
Manufactured products primarily includes CLT, glulam, and finger joint lumber.
(5)
Biofuels includes pellets and briquettes.
(6)
Average Federal Reserve Bank of New York Noon Buying Rates over the reporting period.

FORM 10-Q

QUARTERLY REPORT - PAGE 23

Consolidated ‑ Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023

Total revenues for the first quarter of 2024 increased by approximately 6% to $553.4 million from $522.7 million in the same quarter of 2023 primarily due to higher pulp sales volumes partially offset by lower pulp sales realizations.

In April 2024, we announced our agreement with West Fraser Mills Ltd. (“West Fraser”) to dissolve the joint venture relating to CPP. As a result, West Fraser continued as the sole owner and operator of CPP. In the first quarter of 2024, we recognized a non-cash loss of $23.6 million in connection with the dissolution of the CPP joint venture.

Costs and expenses in the first quarter of 2024 modestly increased to $553.9 million from $542.8 million in the same quarter of 2023 primarily as a result of higher pulp sales volumes and the non-cash loss on disposal of the CPP joint venture investment partially offset by lower per unit fiber, chemical, energy and freight costs.

In the first quarter of 2024, cost of sales depreciation and amortization decreased by approximately 15% to $40.4 million from $47.5 million in the same quarter of 2023 primarily due to the amortization in the first quarter of 2023 of an order backlog intangible asset acquired in the Torgau facility acquisition, which has been fully amortized.

Selling, general and administrative expenses decreased by approximately 7% to $31.7 million in the first quarter of 2024 from $34.0 million in the first quarter of 2023 primarily as a result of cost management initiatives.

In the first quarter of 2024, our operating loss was $0.4 million compared to $20.1 million in the same quarter of 2023 primarily due to lower per unit fiber, chemical, energy and freight costs and higher pulp sales volumes partially offset by lower pulp sales realizations and the non-cash loss on disposal of the CPP joint venture investment.

Interest expense in the first quarter of 2024 increased by approximately 45% to $27.6 million from $19.0 million in the same quarter of 2023 primarily due to the issuance of $200.0 million of 12.875% senior notes in September 2023 and higher borrowings and interest rates on our revolving credit facilities.

In the first quarter of 2024, other income increased to $4.9 million from $3.2 million in the same quarter of 2023. Other income in the first quarter of 2024 primarily consisted of interest earned on cash and foreign exchange gains on dollar denominated cash held at our operations as the dollar strengthened at the end of the first quarter of 2024. In the first quarter of 2023, other income primarily consisted of interest earned on cash.

During the first quarter of 2024, we had an income tax recovery of $6.4 million, or an effective tax rate of 28%. In the same quarter of 2023, we had an income tax recovery of $5.4 million, or an effective tax rate of 15% as we did not recognize a tax recovery for certain entities which we did not expect to realize a tax benefit.

In the first quarter of 2024, our net loss was $16.7 million, or $0.25 per basic and diluted share, compared to $30.6 million, or $0.46 per basic and diluted share in the same quarter of 2023. The net loss in 2024 included the non-cash loss of $23.6 million, or $0.35 per basic and diluted share, relating to the disposal of the CPP joint venture investment.

In the first quarter of 2024, Operating EBITDA increased to $63.6 million from $27.5 million in the same quarter of 2023 primarily due to lower per unit fiber and other production costs, lower freight costs and higher pulp sales volumes partially offset by lower pulp sales realizations.

Operating Results by Business Segment

None of the income or loss items following operating loss in our Interim Consolidated Statements of Operations are allocated to our segments, since those items are reviewed separately by management.

FORM 10-Q

QUARTERLY REPORT - PAGE 24

Pulp Segment ‑ Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023

Selected Financial Information

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Pulp revenues	$408,295	$369,656
Energy and chemical revenues	$24,109	$30,745
Depreciation and amortization	$27,373	$27,399
Operating income	$17,447	$12,771

Pulp segment revenues, which includes pulp, energy and chemical revenues, in the first quarter of 2024 increased by approximately 8% to $432.4 million from $400.4 million in the same quarter of 2023 due to higher sales volumes partially offset by lower sales realizations.

Pulp revenues in the first quarter of 2024 increased by approximately 10% to $408.3 million from $369.7 million in the same quarter of 2023 as a result of higher sales volumes partially offset by lower sales realizations.

Energy and chemical revenues in the first quarter of 2024 decreased by approximately 21% to $24.1 million from $30.7 million in the same quarter of 2023 due to lower sales realizations partially offset by higher sales volumes.

Total pulp production in the first quarter of 2024 increased by approximately 7% to 538,907 ADMTs compared with 502,372 ADMTs in the same quarter of 2023 driven by continued stable production and fewer days of annual maintenance downtime. In the first quarter of 2024, we had no annual maintenance downtime compared to ten days of annual maintenance downtime (approximately 13,500 ADMTs) in the first quarter of 2023.

In the second quarter of 2024, we currently expect a total of 35 days of annual maintenance downtime (approximately 60,800 ADMTs) at our pulp mills, comprised of 17 days (approximately 34,300 ADMTs) at our Stendal mill and 18 days (approximately 26,500 ADMTs) at our Peace River mill.

Total pulp sales volumes in the first quarter of 2024 increased by approximately 30% to 565,664 ADMTs from 435,973 ADMTs in the same quarter of 2023 primarily because of the sales timing and higher production.

In the first quarter of 2024, third party industry quoted average list prices for NBSK pulp modestly increased in Europe and decreased in North America from the same quarter of 2023. Third party industry quoted average net prices for NBSK pulp in China decreased from the same quarter of 2023. Average list prices for NBSK pulp in Europe and North America were approximately $1,400 per ADMT and $1,440 per ADMT, respectively, in the first quarter of 2024 compared to approximately $1,377 per ADMT and $1,675 per ADMT, respectively, in the same quarter of 2023. Average NBSK net prices in China were approximately $745 per ADMT in the first quarter of 2024 compared to approximately $891 per ADMT in the same quarter of 2023. Prices quoted for China are net of discounts, allowances and rebates whereas quoted prices for Europe and North America are before applicable discounts, allowances and rebates.

Our average NBSK pulp sales realizations in the first quarter of 2024 decreased by approximately 14% to $732 per ADMT from $849 per ADMT in the same quarter of 2023. In the first quarter of 2024, average NBHK pulp sales realizations decreased by approximately 22% to $631 per ADMT from $809 per ADMT in the same quarter of 2023.

In the first quarter of 2024, we had a positive impact of approximately $2.6 million in operating income due to foreign exchange.

Costs and expenses in the first quarter of 2024 increased by approximately 7% to $416.5 million from $388.0 million in the first quarter of 2023 primarily due to higher pulp sales volumes and the non-cash loss on disposal of the CPP joint venture investment partially offset by lower per unit fiber, chemical, energy and freight costs.

On average, in the first quarter of 2024, overall per unit fiber costs decreased by approximately 16% from the same quarter of 2023 due to lower per unit fiber costs at all our pulp mills as a result of stable supply. We currently expect

FORM 10-Q

QUARTERLY REPORT - PAGE 25

per unit fiber costs to decrease in the second quarter of 2024 as a result of continued stable supply.

Transportation costs for our pulp segment in the first quarter of 2024 increased by approximately 23% to $43.7 million from $35.4 million in the same quarter of 2023 driven by higher pulp sales volumes partially offset by lower rates.

In the first quarter of 2024, depreciation and amortization was flat compared to the same quarter of 2023.

In the first quarter of 2024, our pulp segment operating income increased by approximately 36% to $17.4 million from $12.8 million in the same quarter of 2023 primarily as a result of lower per unit fiber and other production costs, lower freight costs and higher sales volumes partially offset by lower sales realizations and the non-cash loss on disposal of the CPP joint venture investment.

Solid Wood Segment ‑ Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023

Selected Financial Information

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Lumber revenues	$55,882	$60,039
Energy revenues	$4,838	$5,695
Manufactured products revenues(1)	$16,713	$5,804
Pallet revenues	$28,020	$36,175
Biofuels revenues(2)	$11,254	$8,135
Wood residuals revenues	$2,316	$5,166
Depreciation and amortization	$12,811	$19,898
Operating loss	$(13,706)	$(27,069)

(1)
Manufactured products primarily includes CLT, glulam and finger joint lumber.
(2)
Biofuels includes pellets and briquettes.

Solid wood segment revenues in the first quarter of 2024 modestly decreased to $119.0 million from $121.0 million in the same quarter of 2023 as higher manufactured products and biofuel revenues were more than offset by lower revenues from other products.

Lumber revenues in the first quarter of 2024 decreased by approximately 7% to $55.9 million from $60.0 million in the same quarter of 2023 primarily due to lower sales volumes partially offset by higher sales realizations. In the first quarter of 2024, realized lumber prices in the U.S. were higher compared to the same quarter of 2023 as a result of stronger demand. In Europe, realized lumber prices were relatively flat compared to the same quarter of 2023. The U.S. market accounted for approximately 53% of our lumber revenues and approximately 43% of our lumber sales volumes in the first quarter of 2024. The majority of the balance of our lumber sales were to Europe.

Energy, biofuels and wood residuals revenues in the first quarter of 2024 modestly decreased to $18.4 million from $19.0 million in the same quarter of 2023 as a result of lower sales realizations partially offset by higher biofuel sales volumes.

In the first quarter of 2024, our mass timber business continued to ramp up operations and manufactured products revenues more than doubled to $16.7 million from $5.8 million in the same quarter of 2023.

Pallet revenues in the first quarter of 2024 decreased by approximately 23% to $28.0 million from $36.2 million in the same quarter of 2023 due to lower sales realizations and sales volumes as weak economic conditions in Europe negatively impacted demand.

Lumber production in the first quarter of 2024 decreased by approximately 5% to 127.0 MMfbm from 134.0 MMfbm in the same quarter of 2023 due to weak demand.

Lumber sales volumes in the first quarter of 2024 decreased by approximately 13% to 121.4 MMfbm from 139.9 MMfbm in the same quarter of 2023 primarily due to lower production and sales timing.

FORM 10-Q

QUARTERLY REPORT - PAGE 26

Average lumber sales realizations in the first quarter of 2024 increased by approximately 7% to $460 per Mfbm from $429 per Mfbm in the same quarter of 2023 driven by stronger demand in the U.S. market.

Manufactured products sales realizations increased to $3,644 per m3 in the first quarter of 2024 from $666 per m3 in the same quarter of 2023 as a result of higher CLT and glulam sales volumes, which generate higher sales realizations relative to other manufactured products.

Fiber costs were approximately 75% of our lumber cash production costs in the first quarter of 2024. In the first quarter of 2024, per unit fiber costs for lumber production decreased by approximately 11% compared to the same quarter of 2023 because of continued stable supply. We currently expect modestly higher per unit fiber costs in the second quarter of 2024 driven by continued strong demand.

In the first quarter of 2024, depreciation and amortization decreased by approximately 36% to $12.8 million from $19.9 million in the same quarter of 2023 primarily due to the amortization in the first quarter of 2023 of an order backlog intangible asset acquired in the Torgau facility acquisition, which has been fully amortized.

Transportation costs for our solid wood segment in the first quarter of 2024 decreased by approximately 24% to $13.4 million from $17.7 million in the same quarter of 2023 as a result of lower sales volumes and freight rates.

In the first quarter of 2024, our solid wood segment had an operating loss of $13.7 million compared to $27.1 million in the same quarter of 2023 primarily because of lower per unit energy, fiber and freight costs partially offset by lower pallet sales realizations.

Liquidity and Capital Resources

Summary of Cash Flows

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Net cash used in operating activities	$(29,194)	$(49,650)
Net cash used in investing activities	(17,484)	(32,624)
Net cash from financing activities	6,821	28,099
Effect of exchange rate changes on cash and cash equivalents	137	703
Net decrease in cash and cash equivalents	$(39,720)	$(53,472)

We operate in a cyclical industry and our operating cash flows vary accordingly. Our principal operating cash expenditures are for fiber, labor and chemicals. Working capital levels fluctuate throughout the year and are affected by maintenance downtime, changing sales patterns, seasonality and the timing of receivables and sales and the payment of payables and expenses.

Cash Flows from (used in) Operating Activities. Cash used in operating activities was $29.2 million in the three months ended March 31, 2024 compared to $49.7 million in the same period of 2023. An increase in accounts receivable used cash of $63.7 million in the three months ended March 31, 2024 and a decrease in accounts receivable provided cash of $11.3 million in the same period of 2023. A decrease in inventories provided cash of $0.1 million in the three months ended March 31, 2024 and adjusting for inventory impairments of $15.2 million, an increase in inventories used cash of $86.4 million in the same period of 2023. An increase in accounts payable and accrued expenses provided cash of $2.4 million in the three months ended March 31, 2024 and $0.3 million in the same period of 2023.

Cash Flows from (used in) Investing Activities. Investing activities in the three months ended March 31, 2024 used cash of $17.5 million. In the three months ended March 31, 2024, we incurred $18.5 million of capital expenditures primarily related to optimization projects at our Mercer Spokane Mass Timber facility, referred to as Mercer Spokane facility, and maintenance projects across all our mills and facilities.

Investing activities in the three months ended March 31, 2023 used cash of $32.6 million. In the three months ended March 31, 2023, we incurred capital expenditures of $33.4 million primarily related to upgrades to the wood rooms at

FORM 10-Q

QUARTERLY REPORT - PAGE 27

our Canadian mills and maintenance and optimization projects at our German mills.

Cash Flows from (used in) Financing Activities. Financing activities in the three months ended March 31, 2024 provided cash of $6.8 million. In the three months ended March 31, 2024, we borrowed approximately $9.1 million under our revolving credit facilities.

Financing activities in the three months ended March 31, 2023 provided cash of $28.1 million. In the three months ended March 31, 2023, we borrowed approximately $30.1 million under our revolving credit facilities.

Balance Sheet Data

The following table is a summary of selected financial information as of the dates indicated:

	March 31,	December 31,
	2024	2023
	(in thousands)
Cash and cash equivalents	$274,272	$313,992
Working capital	$825,364	$806,468
Total assets	$2,605,355	$2,662,578
Long-term liabilities	$1,730,178	$1,740,731
Total shareholders' equity	$573,639	$635,410

Sources and Uses of Funds

Our principal sources of funds are cash flows from operations and cash and cash equivalents on hand. Our principal uses of funds consist of operating expenditures, capital expenditures and interest payments on our senior notes.

The following table sets out our total capital expenditures and interest expense for the periods indicated:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Capital expenditures	$18,461	$33,429
Cash paid for interest expense(1)	$34,716	$33,240
Interest expense(2)	$27,559	$19,047

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

As of March 31, 2024, we had cash and cash equivalents of $274.3 million, approximately $280.6 million available under our revolving credit facilities and aggregate liquidity of about $554.9 million.

As a result of improving market conditions for our products, we expect to proceed with certain high-return capital projects in 2024, primarily relating to our Torgau facility and Mercer Spokane facility, in addition to previously announced maintenance projects. Accordingly, we currently expect aggregate capital expenditure in 2024 to be between $95 million and $120 million.

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

FORM 10-Q

QUARTERLY REPORT - PAGE 28

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

Debt Covenants

Certain of our long-term obligations contain various financial tests and covenants customary to these types of arrangements. See our annual report on Form 10-K for the fiscal year ended December 31, 2023.

As of March 31, 2024, we were in full compliance with all of the covenants of our indebtedness.

Contractual Obligations and Commitments

There were no material changes outside the ordinary course to any of our material contractual obligations during the three months ended March 31, 2024.

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

As a result of the strengthening of the dollar versus the euro and Canadian dollar as of March 31, 2024, we recorded a non-cash decrease of $37.5 million in the carrying value of our net assets denominated in euros and Canadian dollars, consisting primarily of our property, plant and equipment. This non-cash decrease does not affect our net loss, Operating EBITDA or cash but is reflected in our other comprehensive income (loss) and as a decrease to our total equity. As a result, our accumulated other comprehensive loss increased to $168.5 million.

Based upon the exchange rate as of March 31, 2024, the dollar has strengthened by approximately 2% against the euro and Canadian dollar since December 31, 2023. See “Quantitative and Qualitative Disclosures about Market Risk”.

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

FORM 10-Q

QUARTERLY REPORT - PAGE 29

Our significant accounting policies are disclosed in Note 1 to our audited annual financial statements included in our annual report on Form 10-K for the fiscal year ended December 31, 2023. While all of the significant accounting policies are important to the consolidated financial statements, some of these policies may be viewed as having a high degree of judgment. On an ongoing basis using currently available information, management reviews its estimates, including those related to accounting for, among other things, future cash flows associated with impairment testing for goodwill and long-lived assets, depreciation and amortization, pension and other post-retirement benefit obligations, deferred income taxes (valuation allowance and permanent reinvestment), the allocation of the purchase price in a business combination to the assets acquired and liabilities assumed, revenues under long-term contracts, inventory impairment, assets and liabilities classified as held for sale and the fair value of disposal groups, legal liabilities and contingencies. Actual results could differ materially from these estimates and changes in these estimates are recorded when known.

We have identified certain accounting policies that are the most important to the portrayal of our current financial condition and results of operations.

For information about both our significant and critical accounting policies, see our annual report on Form 10-K for the fiscal year ended December 31, 2023.

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
•
our business, financial condition and results of operations could be adversely affected by disruptions in the global and European economies caused by geopolitical conflicts, including Russia's invasion of Ukraine and conflicts in the Middle East;
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

QUARTERLY REPORT - PAGE 30

•
trends in non-print media and changes in consumer habits regarding the use of paper have and are expected to continue to adversely affect the demand for market pulp;
•
fluctuations in prices and demand for lumber and mass timber products could adversely affect our business;
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
•
there is increased focus on sustainability reporting and the importance of environmental, social and governance scores from customers, investors and other stakeholders, which may impact our business;

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
•
globally, central banks raised interest rates in 2022 and 2023 in response to high inflation rates which could dampen macroeconomic conditions and business activity which could reduce demand for our products;
•
political uncertainty, an increase in trade protectionism or geo-political conflict could have a material adverse effect on global macro-economic activities and trade and adversely affect our business, results of operations and financial condition;
•
health epidemics or pandemics could adversely affect our business and financial results;

FORM 10-Q

QUARTERLY REPORT - PAGE 31

•
we may incur losses as a result of unforeseen or catastrophic events, including terrorist attacks or natural disasters;

Legal and Regulatory Risks

•
we are subject to extensive environmental regulation and we could incur substantial costs as a result of compliance with, violations of or liabilities under applicable environmental laws and regulations;
•
we sell surplus green energy in Germany and are subject to changing energy legislation in response to high prices and energy shortages;
•
our international sales and operations are subject to applicable laws relating to trade, export controls, foreign corrupt practices and competition laws, the violation of which could adversely affect our operations;
•
product liability claims could adversely affect our operating results;

Risks Related to Ownership of our Shares

•
the price of our common stock may be volatile; and
•
a small number of our shareholders could significantly influence our business.

Given these uncertainties, you should not place undue reliance on our forward-looking statements. The foregoing review of important factors is not exhaustive or necessarily in order of importance and should be read in conjunction with the risks and assumptions including those set forth under “Part II. Other Information – Item 1A. Risk Factors” and in reports and other documents we have filed with or furnished to the SEC, including in our annual report on Form 10-K for the fiscal year ended December 31, 2023. We advise you that these cautionary remarks expressly qualify in their entirety all forward-looking statements attributable to us or persons acting on our behalf. Unless required by law, we do not assume any obligation to update forward-looking statements based on unanticipated events or changed expectations. However, you should carefully review the reports and other documents we file from time to time with the SEC.

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

FORM 10-Q

QUARTERLY REPORT - PAGE 32

The third party industry quoted average European list prices for NBSK pulp between 2015 and 2024 have fluctuated between a low of $790 per ADMT in 2016 to a high of $1,500 per ADMT in 2022. In the same period, third party industry quoted average North American list prices for NBHK pulp have fluctuated between a low of $820 per ADMT in 2016 to a high of $1,620 per ADMT in 2022.

As a key construction material, the pricing and demand for lumber is also significantly influenced by the number of housing starts, especially in the United States. In the U.S., third party industry quoted monthly average western spruce/pine/fir (WSPF) 2 x 4 #2&Btr prices between 2015 and 2024 have fluctuated between a low of $245 per Mfbm in 2015 to a high of $1,604 per Mfbm in 2021. Similarly, the demand for CLT and glulam is primarily driven by the wood construction market and increased government policies focused on a low-carbon economy.

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

For additional information, please refer to Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk included in our annual report on Form 10-K for the fiscal year ended December 31, 2023.

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

FORM 10-Q

QUARTERLY REPORT - PAGE 34

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are subject to routine litigation incidental to our business, including that which is described in our latest annual report on Form 10-K for the fiscal year ended December 31, 2023. We do not believe that the outcome of such litigation will have a material adverse effect on our business or financial condition.

ITEM 1A. RISK FACTORS

There have been no material changes to the factors disclosed in Item 1A. Risk Factors in our annual report on Form 10-K for the fiscal year ended December 31, 2023.

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

101

The following financial information from the Quarterly Report on Form 10-Q for the fiscal period ended March 31, 2024 of Mercer International Inc., formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Interim Consolidated Statements of Operations; (ii) Interim Consolidated Statements of Comprehensive Loss; (iii) Interim Consolidated Balance Sheets; (iv) Interim Consolidated Statements of Changes in Shareholders' Equity; (v) Interim Consolidated Statements of Cash Flows; and (vi) Notes to the Interim Consolidated Financial Statements.

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 has been formatted in iXBRL.

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

FORM 10-Q

QUARTERLY REPORT - PAGE 36

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

MERCER INTERNATIONAL INC.

By:	/s/ Juan Carlos Bueno
Juan Carlos Bueno
Chief Executive Officer

Date: May 9, 2024

FORM 10-Q

QUARTERLY REPORT - PAGE 37