Form 10-Q
period 2024-06-30
MERCER INTERNATIONAL INC.
filed 2024-08-08
CIK 1333274

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

The Registrant had 66,870,774 shares of common stock outstanding as of August 6, 2024.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MERCER INTERNATIONAL INC.

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2024

(Unaudited)

FORM 10-Q

QUARTERLY REPORT - PAGE 2

MERCER INTERNATIONAL INC.

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands of U.S. dollars, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues	$499,384	$529,863	$1,052,814	$1,052,529
Costs and expenses
Cost of sales, excluding depreciation and amortization	439,220	566,200	897,402	1,027,538
Cost of sales depreciation and amortization	39,877	40,103	80,227	87,601
Selling, general and administrative expenses	29,789	32,392	61,490	66,343
Loss on disposal of investment in joint venture	—	—	23,645	—
Goodwill impairment	34,277	—	34,277	—
Operating loss	(43,779)	(108,832)	(44,227)	(128,953)
Other income (expenses)
Interest expense	(26,843)	(20,091)	(54,402)	(39,138)
Other income	4,299	3,138	9,238	6,372
Total other expenses, net	(22,544)	(16,953)	(45,164)	(32,766)
Loss before income taxes	(66,323)	(125,785)	(89,391)	(161,719)
Income tax recovery (provision)	(1,263)	27,479	5,102	32,835
Net loss	$(67,586)	$(98,306)	$(84,289)	$(128,884)
Net loss per common share
Basic	$(1.01)	$(1.48)	$(1.26)	$(1.94)
Diluted	$(1.01)	$(1.48)	$(1.26)	$(1.94)
Dividends declared per common share	$0.075	$0.075	$0.150	$0.150

INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(In thousands of U.S. dollars)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net loss	$(67,586)	$(98,306)	$(84,289)	$(128,884)
Other comprehensive income (loss)
Gain (loss) related to defined benefit pension plans	(184)	268	(267)	41
Income tax provision	—	—	(90)	—
Gain (loss) related to defined benefit pension plans, net of tax	(184)	268	(357)	41
Foreign currency translation adjustments	(14,611)	12,236	(52,080)	30,886
Other comprehensive income (loss), net of tax	(14,795)	12,504	(52,437)	30,927
Total comprehensive loss	$(82,381)	$(85,802)	$(136,726)	$(97,957)

See accompanying Notes to the Interim Consolidated Financial Statements.

FORM 10-Q

QUARTERLY REPORT - PAGE 3

MERCER INTERNATIONAL INC.

INTERIM CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

	June 30, 2024	December 31, 2023
ASSETS
Current assets
Cash and cash equivalents	$263,173	$313,992
Accounts receivable, net	344,819	306,166
Inventories	399,515	414,161
Prepaid expenses and other	26,177	23,461
Assets classified as held for sale	35,052	35,125
Total current assets	1,068,736	1,092,905
Property, plant and equipment, net	1,332,414	1,409,937
Investment in joint ventures	3,984	41,665
Amortizable intangible assets, net	54,548	52,641
Goodwill	—	35,381
Operating lease right-of-use assets	9,432	11,725
Pension asset	5,458	5,588
Other long-term assets	9,890	12,736
Total assets	$2,484,462	$2,662,578
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and other	$300,550	$278,986
Pension and other post-retirement benefit obligations	798	826
Liabilities associated with assets held for sale	7,262	6,625
Total current liabilities	308,610	286,437
Long-term debt	1,569,068	1,609,425
Pension and other post-retirement benefit obligations	12,425	12,483
Operating lease liabilities	5,973	7,755
Other long-term liabilities	13,343	13,744
Deferred income tax	87,374	97,324
Total liabilities	1,996,793	2,027,168
Shareholders’ equity
Common shares $1 par value; 200,000,000 authorized; 66,871,000 issued and outstanding (2023 – 66,525,000)	66,850	66,471
Additional paid-in capital	362,313	359,497
Retained earnings	241,795	336,113
Accumulated other comprehensive loss	(183,289)	(126,671)
Total shareholders’ equity	487,669	635,410
Total liabilities and shareholders’ equity	$2,484,462	$2,662,578

Commitments and contingencies (Note 16)
Subsequent event (Note 10)

See accompanying Notes to the Interim Consolidated Financial Statements.

FORM 10-Q

QUARTERLY REPORT - PAGE 4

MERCER INTERNATIONAL INC.

INTERIM CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(Unaudited)

(In thousands of U.S. dollars)

	Common shares
Three Months Ended June 30:	Number (thousands of shares)	Amount, at Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Balance as of March 31, 2024	66,850	$66,796	$360,941	$314,396	$(168,494)	$573,639
Shares issued on grants of restricted shares	21	54	(54)	—	—	—
Stock compensation expense	—	—	1,426	—	—	1,426
Net loss	—	—	—	(67,586)	—	(67,586)
Dividends declared	—	—	—	(5,015)	—	(5,015)
Other comprehensive loss	—	—	—	—	(14,795)	(14,795)
Balance as of June 30, 2024	66,871	$66,850	$362,313	$241,795	$(183,289)	$487,669

Balance as of March 31, 2023	66,421	$66,386	$355,467	$562,559	$(161,539)	$822,873
Shares issued on grants of restricted shares	54	35	(35)	—	—	—
Shares issued on grants of restricted share units	50	50	(50)	—	—	—
Stock compensation expense	—	—	1,387	—	—	1,387
Net loss	—	—	—	(98,306)	—	(98,306)
Dividends declared	—	—	—	(4,989)	—	(4,989)
Other comprehensive income	—	—	—	—	12,504	12,504
Balance as of June 30, 2023	66,525	$66,471	$356,769	$459,264	$(149,035)	$733,469

Six Months Ended June 30:
Balance as of December 31, 2023	66,525	$66,471	$359,497	$336,113	$(126,671)	$635,410
Shares issued on grants of restricted shares	21	54	(54)	—	—	—
Shares issued on grants of performance share units	325	325	(325)	—	—	—
Stock compensation expense	—	—	3,195	—	—	3,195
Net loss	—	—	—	(84,289)	—	(84,289)
Dividends declared	—	—	—	(10,029)	—	(10,029)
Disposal of investment in joint venture	—	—	—	—	(4,181)	(4,181)
Other comprehensive loss	—	—	—	—	(52,437)	(52,437)
Balance as of June 30, 2024	66,871	$66,850	$362,313	$241,795	$(183,289)	$487,669

Balance as of December 31, 2022	66,167	$66,132	$354,495	$598,119	$(179,962)	$838,784
Shares issued on grants of restricted shares	54	35	(35)	—	—	—
Shares issued on grants of performance share units	254	254	(254)	—	—	—
Shares issued on grants of restricted share units	50	50	(50)	—	—	—
Stock compensation expense	—	—	2,613	—	—	2,613
Net loss	—	—	—	(128,884)	—	(128,884)
Dividends declared	—	—	—	(9,971)	—	(9,971)
Other comprehensive income	—	—	—	—	30,927	30,927
Balance as of June 30, 2023	66,525	$66,471	$356,769	$459,264	$(149,035)	$733,469

See accompanying Notes to the Interim Consolidated Financial Statements.

FORM 10-Q

QUARTERLY REPORT - PAGE 5

MERCER INTERNATIONAL INC.

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands of U.S. dollars)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cash flows from (used in) operating activities
Net loss	$(67,586)	$(98,306)	$(84,289)	$(128,884)
Adjustments to reconcile net loss to cash flows from operating activities
Depreciation and amortization	39,941	40,152	80,345	87,743
Deferred income tax provision (recovery)	7,322	(34,105)	(6,104)	(44,049)
Inventory impairment	—	51,400	—	66,600
Loss on disposal of investment in joint venture	—	—	23,645	—
Goodwill impairment	34,277	—	34,277	—
Defined benefit pension plans and other post-retirement benefit plan expense	431	451	641	897
Stock compensation expense	1,403	1,387	3,432	2,613
Foreign exchange transaction losses (gains)	(3,382)	224	(6,831)	494
Other	1,389	(5,452)	2,116	(6,601)
Defined benefit pension plans and other post-retirement benefit plan contributions	(288)	(1,318)	(617)	(1,565)
Changes in working capital
Accounts receivable	21,929	12,168	(41,800)	23,510
Inventories	4,506	58,880	4,595	(27,554)
Accounts payable and accrued expenses	15,718	(7,490)	18,108	(7,181)
Other	6,525	(3,293)	5,473	(975)
Net cash from (used in) operating activities	62,185	14,698	32,991	(34,952)
Cash flows from (used in) investing activities
Purchase of property, plant and equipment	(17,883)	(39,482)	(36,344)	(72,911)
Acquisition, net of cash acquired	—	(82,100)	—	(82,100)
Property insurance proceeds	—	2,710	—	2,710
Proceeds from government grants	—	—	787	—
Other	(2,271)	1,120	(2,081)	1,925
Net cash from (used in) investing activities	(20,154)	(117,752)	(37,638)	(150,376)
Cash flows from (used in) financing activities
Proceeds from (repayment of) revolving credit facilities, net	(44,965)	24,305	(35,840)	54,407
Dividend payments	(5,014)	(4,982)	(5,014)	(4,982)
Payment of finance lease obligations	(2,687)	(1,898)	(4,876)	(3,787)
Other	(614)	(115)	(729)	(229)
Net cash from (used in) financing activities	(53,280)	17,310	(46,459)	45,409
Effect of exchange rate changes on cash and cash equivalents	150	(1,478)	287	(775)
Net decrease in cash and cash equivalents	(11,099)	(87,222)	(50,819)	(140,694)
Cash and cash equivalents, beginning of period	274,272	300,560	313,992	354,032
Cash and cash equivalents, end of period	$263,173	$213,338	$263,173	$213,338

Supplemental cash flow disclosure:
Cash paid for interest	$16,813	$3,621	$51,529	$36,861
Cash paid for income taxes	$4,522	$1,461	$12,695	$3,234
Supplemental schedule of non-cash investing and financing activities:
Leased production and other equipment	$4,131	$1,089	$8,645	$1,131

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

Recently Adopted Accounting Pronouncements

Reference Rate Reform

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-04, which provides optional guidance for a limited time to ease the potential burden associated with transitioning away from reference rates that are expected to be discontinued. These amendments were effective immediately and to be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. In March 2021, the FASB deferred the expiration date to December 31, 2024. The Company has applied this guidance to account for contract modifications that are related to replacement of eligible reference rates. The Company does not expect the adoption of ASU 2020-04 to have a material impact to the Company’s financial position.

FORM 10-Q

QUARTERLY REPORT - PAGE 7

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

New Accounting Pronouncements

Improvements to Reportable Segment Disclosures

In November 2023, the FASB issued ASU 2023-07, which requires the disclosure of significant segment expenses that are part of an entity’s segment measure of profit or loss and regularly provided to the chief operating decision maker. In addition, it adds or makes clarifications to other segment-related disclosures, such as clarifying that disclosure requirements are required for entities with a single reportable segment and that an entity may disclose multiple measures of segment profit and loss. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023 and interim periods beginning after December 15, 2024 with early adoption permitted. The Company currently does not expect the adoption of ASU 2023-07 to have a material impact to the Company's financial position or results of operations.

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

FORM 10-Q

QUARTERLY REPORT - PAGE 8

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

The following summarizes the major classes of assets and liabilities classified as held for sale as of June 30, 2024.

June 30, 2024
Cash and cash equivalent	$874
Accounts receivable, net	1,177
Inventories	19,079
Prepaid expenses	42
Property, plant and equipment, net	14,445
Operating lease right-of-use-assets	4,301
Sandalwood tree plantations	28,202
Loss recognized on classification as held for sale	(33,734)
Impact of changes in foreign exchange rate	666
Assets held for sale	$35,052

Accounts payable and other	$3,297
Operating lease liabilities	3,965
Liabilities associated with assets held for sale	$7,262

Note 4. Inventories

Inventories as of June 30, 2024 and December 31, 2023, were comprised of the following:

	June 30, 2024	December 31, 2023
Raw materials	$144,085	$127,126
Finished goods	118,468	144,407
Spare parts and other	136,962	142,628
	$399,515	$414,161

For the three and six months ended June 30, 2024, there were no inventory impairment charges recorded.

For the three and six months ended June 30, 2023, as a result of low pulp prices and high per unit fiber costs for the Canadian mills, the Company recorded inventory impairment charges of $51,400 and $66,600, respectively, in “Cost of sales, excluding depreciation and amortization” in the Interim Consolidated Statements of Operations.

Note 5. Goodwill

June 30, 2024
Balance as of January 1, 2024	$35,381
Goodwill impairment	(34,277)
Impact of changes in foreign exchange rate	(1,104)
Balance as of June 30, 2024	$—

In the second quarter of 2024, the Company performed an interim impairment test for goodwill assigned to the Torgau facility, the reporting unit, due to ongoing weakness in lumber, pallet and biofuels markets in Europe stemming from high interest rates and other economic conditions.

The fair value measurement of the reporting unit is classified as Level 3 in the fair value hierarchy as it was determined based on a discounted cash flow model which uses significant unobservable inputs, including the revised cash flow forecast, the long-term growth rate, the useful life over which cash flows will occur and the discount rate. As a result of the lower revised cash flow forecast, the impairment test showed the fair value of the reporting unit was less than its carrying value and this difference was greater than the carrying value of the goodwill. Accordingly, the Company recognized an impairment against all of the goodwill in the second quarter of 2024.

FORM 10-Q

QUARTERLY REPORT - PAGE 9

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

In conjunction with the interim goodwill impairment test, the Company performed an impairment test as of June 30, 2024 on the Torgau facility asset group which is comprised of its long-lived assets, including the goodwill prior to the impairment, which had a combined carrying value of approximately $256,409. The Company compared the carrying value of the asset group to its estimated future undiscounted cash flows. The carrying value of the asset group was less than the undiscounted cash flows and no impairment was recognized. An impairment assessment requires management to apply judgment in estimating the future cash flows. The significant estimates in the future cash flows include periods of operation, projections of product pricing, production levels, fiber and other production costs and maintenance spending.

Note 6. Accounts Payable and Other

Accounts payable and other as of June 30, 2024 and December 31, 2023, were comprised of the following:

	June 30, 2024	December 31, 2023
Trade payables	$72,100	$61,099
Accrued expenses	103,088	87,413
Interest payable	33,493	34,542
Income tax payable	9,508	21,807
Payroll-related accruals	26,470	27,512
Deposits for mass timber sales contracts (a)	18,402	15,262
Wastewater fee (b)	7,596	6,721
Finance lease liability	9,147	7,664
Operating lease liability	3,528	4,043
Other	17,218	12,923
	$300,550	$278,986

(a)
Revenues recognized for the six months ended June 30, 2024 and 2023 from amounts recorded as deposits, advances or progress billings within "Accounts payable and other" at the beginning of each year were $15,262 and $nil, respectively.
(b)
The Company is required to pay certain fees based on wastewater emissions at its German mills. Accrued fees can be reduced upon the mills’ demonstration of reduced wastewater emissions.

Note 7. Debt

Debt as of June 30, 2024 and December 31, 2023, was comprised of the following:

	Maturity	June 30, 2024	December 31, 2023
Senior notes (a)
5.500% senior notes	2026	$300,000	$300,000
12.875% senior notes	2028	200,000	200,000
5.125% senior notes	2029	875,000	875,000

Credit arrangements
€370.1 million German joint revolving credit facility (b)	2027	144,519	161,330
C$160.0 million Canadian joint revolving credit facility (c)	2027	21,553	47,255
€2.6 million demand loan (d)		—	—

Finance lease liability		50,562	48,349
		1,591,634	1,631,934
Less: unamortized senior note issuance costs		(13,419)	(14,845)
Less: finance lease liability due within one year		(9,147)	(7,664)
		$1,569,068	$1,609,425

FORM 10-Q

QUARTERLY REPORT - PAGE 10

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

The maturities of the principal portion of the senior notes and credit arrangements as of June 30, 2024 were as follows:

Senior Notes and Credit Arrangements
2025	$—
2026	300,000
2027	166,072
2028	200,000
2029	875,000
Thereafter	—
$1,541,072

Certain of the Company's debt instruments were issued under agreements which, among other things, may limit its ability and the ability of its subsidiaries to make certain payments, including dividends. These limitations are subject to specific exceptions. As of June 30, 2024, the Company was in compliance with the terms of its debt agreements.

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

(b)
A €370.1 million joint revolving credit facility for the German mills that matures in September 2027. Borrowings under the facility are unsecured and bear interest at Euribor plus a variable margin ranging from 1.40% to 2.35% dependent on conditions including but not limited to a prescribed leverage ratio. The facility is sustainability linked whereby the interest rate margin is subject to upward or downward adjustments of up to 0.05% per annum if the Company achieves, or fails to achieve, certain specified sustainability targets. As of June 30, 2024, approximately €135.0 million ($144,519) of this facility was drawn and accruing interest at a rate of 5.229%, approximately €13.6 million ($14,534) was supporting bank guarantees and approximately €221.5 million ($237,166) was available.

FORM 10-Q

QUARTERLY REPORT - PAGE 11

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

(c)
A C$160.0 million joint revolving credit facility for the Celgar mill, Peace River mill and certain other Canadian subsidiaries that matures in January 2027. The facility is available by way of: (i) Canadian dollar denominated advances, which bear interest at a designated prime rate per annum; (ii) Canadian dollar denominated advances, which bear interest at the applicable Adjusted Term Canadian Overnight Repo Rate Average (“CORRA”) plus 1.20% to 1.45% per annum; (iii) dollar denominated base rate advances at the greater of the federal funds rate plus 0.50%, an Adjusted Term Secured Overnight Financing Rate (“SOFR”) for a one month tenor plus 1.00% and the bank’s applicable reference rate for dollar denominated loans; and (iv) dollar SOFR advances, which bear interest at the applicable Adjusted Term SOFR plus 1.20% to 1.45% per annum. As of June 30, 2024, approximately C$29.5 million ($21,553) of this facility was drawn and accruing interest at a rate of 6.480%, approximately C$0.6 million ($471) was supporting letters of credit and approximately C$109.9 million ($80,280) was available.

In June 2024, the Company amended the revolving credit facility agreement to transition from the Canadian Dollar Offered Rate (“CDOR”) benchmark to the CORRA benchmark for applicable Canadian dollar denominated advances under the credit facility as the CDOR benchmark was discontinued on June 28, 2024. The discontinuation of CDOR did not have a material impact on the Company’s financial position.

(d)
A €2.6 million demand loan for the Rosenthal mill that does not have a maturity date. Borrowings under this facility are unsecured and bear interest at the rate of the three-month Euribor plus 2.50%. As of June 30, 2024, approximately €2.6 million ($2,732) of this facility was supporting bank guarantees and approximately $nil was available.

Note 8. Pension and Other Post-Retirement Benefit Obligations

Defined Benefit Plans

Pension benefits are based on employees' earnings and years of service. The defined benefit plans are funded by contributions from the Company based on actuarial estimates and statutory requirements. The components of the net benefit costs for the Celgar and Peace River defined benefit plans, in aggregate for the three and six months ended June 30, 2024 and 2023 were as follows:

	Three Months Ended June 30,
	2024		2023
	Pension	Other Post- Retirement Benefits	Pension	Other Post- Retirement Benefits
Service cost	$687	$31	$602	$30
Interest cost	966	115	1,174	125
Expected return on plan assets	(1,184)	—	(1,634)	—
Amortization of unrecognized items	20	(204)	396	(242)
Net benefit costs (gains)	$489	$(58)	$538	$(87)

	Six Months Ended June 30,
	2024		2023
	Pension	Other Post- Retirement Benefits	Pension	Other Post- Retirement Benefits
Service cost	$1,384	$63	$1,200	$59
Interest cost	1,946	232	2,340	248
Expected return on plan assets	(2,717)	—	(2,991)	—
Amortization of unrecognized items	144	(411)	524	(483)
Net benefit costs (gains)	$757	$(116)	$1,073	$(176)

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

Defined Contribution Plan

Effective December 31, 2008, the defined benefit plans at the Celgar mill were closed to new members and the service accrual ceased. Effective January 1, 2009, the members began to receive pension benefits, at a fixed contractual rate, under a new defined contribution plan. During the three and six months ended June 30, 2024, the Company made contributions of $318 and $638 to this plan (2023 – $81 and $333).

Multiemployer Plan

The Company participates in a multiemployer plan for the hourly-paid employees at the Celgar mill. The contributions to the plan are determined based on a percentage of pensionable earnings pursuant to a collective bargaining agreement. The Company has no current or future contribution obligations in excess of the contractual contributions. During the three and six months ended June 30, 2024, the Company made contributions of $613 and $1,134 to this plan (2023 – $391 and $914).

Note 9. Income Taxes

Differences between the U.S. Federal statutory rate and the Company's effective tax rate for the three and six months ended June 30, 2024 and 2023 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
U.S. Federal statutory rate	21%	21%	21%	21%
Income tax recovery using U.S. Federal statutory rate on loss before income taxes	$13,928	$26,413	$18,772	$33,959
Tax differential on foreign loss	3,482	4,957	2,895	6,275
Effect of foreign earnings (a)	(7,806)	525	(7,806)	—
Valuation allowance	7,767	(9,556)	5,159	(14,119)
Tax benefit of partnership structure	672	783	672	1,566
Non-taxable foreign subsidies	586	1,350	1,176	2,044
Non-deductible goodwill impairment	(10,239)	—	(10,239)	—
True-up of prior year taxes	(3,925)	(409)	(2,689)	4,477
Annual effective tax rate adjustment	(6,000)	5,000	(4,300)	(4,000)
Non-taxable portion of capital gain	—	—	1,460	—
Other, net	272	(1,584)	2	2,633
Income tax recovery (provision)	$(1,263)	$27,479	$5,102	$32,835
Comprised of:
Current income tax recovery (provision)	$6,059	$(6,626)	$(1,002)	$(11,214)
Deferred income tax recovery (provision)	(7,322)	34,105	6,104	44,049
Income tax recovery (provision)	$(1,263)	$27,479	$5,102	$32,835

(a)
Primarily relates to the impact of the global intangible low-taxed income provision in the Tax Cuts and Jobs Act of 2017.

FORM 10-Q

QUARTERLY REPORT - PAGE 13

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Note 10. Shareholders' Equity

Dividends

During the six months ended June 30, 2024, the Company's board of directors declared the following quarterly dividends:

Date Declared	Dividend Per Common Share	Amount
February 15, 2024	$0.075	$5,014
May 9, 2024	0.075	5,015
	$0.150	$10,029

On August 8, 2024, the Company's board of directors declared a quarterly dividend of $0.075 per common share. Payment of the dividend will be made on October 3, 2024 to all shareholders of record on September 25, 2024. Future dividends are subject to approval by the board of directors and may be adjusted as business and industry conditions warrant.

Stock Based Compensation

The Company's stock incentive plan consists of stock options, restricted stock units (“RSUs”), deferred stock units (“DSUs”), restricted shares, performance shares, performance share units (“PSUs”) and stock appreciation rights. During the three and six months ended June 30, 2024, there were no issued and outstanding stock options, RSUs, performance shares or stock appreciation rights. As of June 30, 2024, after factoring in all allocated shares, there remain approximately 0.7 million common shares available for grant.

DSUs are comprised of grants which are settled in shares (“Equity DSUs”) and grants which are settled in cash based on the quoted price of the Company's common shares on the redemption date (“Cash Only DSUs”).

The following table summarizes PSU activity during the period:

Number of PSUs
Outstanding as of January 1, 2024	3,672,227
Granted	2,330,672
Vested and issued	(324,854)
Forfeited	(850,026)
Outstanding as of June 30, 2024	4,828,019

The following table summarizes restricted share and DSU activity during the period:

	Equity Based Awards		Liability Based Awards
	Number of Restricted Shares	Number of Equity DSUs	Number of Cash Only DSUs
Outstanding as of January 1, 2024	54,227	27,591	59,677
Granted	21,054	50,397	31,581
Vested	(54,227)	(27,591)	(59,677)
Outstanding as of June 30, 2024	21,054	50,397	31,581

FORM 10-Q

QUARTERLY REPORT - PAGE 14

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Note 11. Net loss Per Common Share

The reconciliation of basic and diluted net loss per common share for the three and six months ended June 30, 2024 and 2023 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net loss
Basic and diluted	$(67,586)	$(98,306)	$(84,289)	$(128,884)

Net loss per common share
Basic	$(1.01)	$(1.48)	$(1.26)	$(1.94)
Diluted	$(1.01)	$(1.48)	$(1.26)	$(1.94)

Weighted average number of common shares outstanding:
Basic (a)	66,816,843	66,425,479	66,729,416	66,342,807
Diluted	66,816,843	66,425,479	66,729,416	66,342,807

(a)
For the three and six months ended June 30, 2024, the weighted average number of common shares outstanding excludes 21,054 restricted shares which have been granted, but have not vested as of June 30, 2024 (2023 – 54,227 restricted shares).

The calculation of diluted net loss per common share does not assume the exercise of any instruments that would have an anti-dilutive effect on net loss per common share. Instruments excluded from the calculation of net loss per common share because they were anti-dilutive for the three and six months ended June 30, 2024 and 2023 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
PSUs	4,828,019	3,779,306	4,828,019	3,779,306
Restricted shares	21,054	54,227	21,054	54,227
Equity DSUs	93,760	39,369	93,760	39,369

FORM 10-Q

QUARTERLY REPORT - PAGE 15

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Note 12. Accumulated Other Comprehensive Loss

The change in the accumulated other comprehensive loss by component (net of tax) for the three and six months ended June 30, 2024 and 2023 was as follows:

	Foreign Currency Translation Adjustments	Defined Benefit Pension and Other Post-Retirement Benefit Items	Total
Three Months Ended June 30:
Balance as of March 31, 2024	$(183,074)	$14,580	$(168,494)
Other comprehensive loss before reclassifications	(14,611)	—	(14,611)
Amounts reclassified	—	(184)	(184)
Other comprehensive loss	(14,611)	(184)	(14,795)
Balance as of June 30, 2024	$(197,685)	$14,396	$(183,289)

Balance as of March 31, 2023	$(176,435)	$14,896	$(161,539)
Other comprehensive income before reclassifications	12,236	114	12,350
Amounts reclassified	—	154	154
Other comprehensive income	12,236	268	12,504
Balance as of June 30, 2023	$(164,199)	$15,164	$(149,035)

Six Months Ended June 30:
Balance as of December 31, 2023	$(145,605)	$18,934	$(126,671)
Other comprehensive loss before reclassifications	(52,080)	(90)	(52,170)
Amounts reclassified	—	(267)	(267)
Other comprehensive loss	(52,080)	(357)	(52,437)
Disposal of investment in joint venture	—	(4,181)	(4,181)
Balance as of June 30, 2024	$(197,685)	$14,396	$(183,289)

Balance as of December 31, 2022	$(195,085)	$15,123	$(179,962)
Other comprehensive income before reclassifications	30,886	—	30,886
Amounts reclassified	—	41	41
Other comprehensive income	30,886	41	30,927
Balance as of June 30, 2023	$(164,199)	$15,164	$(149,035)

Note 13. Related Party Transactions

The Company enters into related party transactions with its joint ventures. For the three and six months ended June 30, 2024 and prior to the disposal of the investment in the CPP joint venture in the first quarter of 2024, pulp purchases from the CPP mill, which were transacted at the CPP mill's cost were $nil and $19,707, respectively, (2023 – $22,598 and $49,395).

For the three and six months ended June 30, 2024, services from the Company's 50% owned logging and chipping operation, which are transacted at arm's length negotiated prices, were $1,071 and $4,195, respectively, (2023 – $4,423 and $8,439) and as of June 30, 2024, the Company had a receivable balance from the operation of $1,099 (December 31, 2023 – receivable of $1,912).

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

In the first quarter of 2024, the Company disposed of its investment in the CPP joint venture. Prior to the disposal, the investment was included in the pulp segment.

In the second quarter of 2024, an impairment was recognized against the full amount of goodwill from the acquisition of the Torgau facility. Prior to the impairment, the goodwill was included in the solid wood segment.

None of the income or loss items following operating loss in the Company's Interim Consolidated Statements of Operations are allocated to the segments, as those items are reviewed separately by management.

Information about certain segment data for the three and six months ended June 30, 2024 and 2023, was as follows:

Three Months Ended June 30, 2024	Pulp	Solid Wood	Corporate and Other	Consolidated
Revenues from external customers	$367,371	$130,238	$1,775	$499,384
Operating income (loss)	$4,481	$(43,679)	$(4,581)	$(43,779)
Depreciation and amortization	$27,193	$12,526	$222	$39,941
Revenues by major products
Pulp	$346,808	$—	$—	$346,808
Lumber	—	53,910	—	53,910
Energy and chemicals	20,563	4,301	1,775	26,639
Manufactured products (a)	—	35,381	—	35,381
Pallets	—	26,741	—	26,741
Biofuels (b)	—	8,155	—	8,155
Wood residuals	—	1,750	—	1,750
Total revenues	$367,371	$130,238	$1,775	$499,384
Revenues by geographical markets (c)
U.S.	$46,022	$57,133	$517	$103,672
Foreign countries
Germany	85,218	48,299	219	133,736
China	99,347	390	—	99,737
Other countries	136,784	24,416	1,039	162,239
	321,349	73,105	1,258	395,712
Total revenues	$367,371	$130,238	$1,775	$499,384
(a)
Manufactured products primarily includes cross-laminated timber, glulam and finger joint lumber.
(b)
Biofuels include pellets and briquettes.
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
(b)
Biofuels include pellets and briquettes.
(c)
Sales are attributed to countries based on the ship-to location provided by the customer.

FORM 10-Q

QUARTERLY REPORT - PAGE 18

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Six Months Ended June 30, 2024	Pulp	Solid Wood	Corporate and Other	Consolidated
Revenues from external customers	$799,775	$249,261	$3,778	$1,052,814
Operating income (loss)	$21,928	$(57,385)	$(8,770)	$(44,227)
Depreciation and amortization	$54,566	$25,337	$442	$80,345
Total assets	$1,651,817	$641,790	$190,855	$2,484,462
Revenues by major products
Pulp	$755,103	$—	$—	$755,103
Lumber	—	109,792	—	109,792
Energy and chemicals	44,672	9,139	3,778	57,589
Manufactured products (a)	—	52,094	—	52,094
Pallets	—	54,761	—	54,761
Biofuels (b)	—	19,409	—	19,409
Wood residuals	—	4,066	—	4,066
Total revenues	$799,775	$249,261	$3,778	$1,052,814
Revenues by geographical markets (c)
U.S.	$83,611	$101,328	$1,425	$186,364
Foreign countries
Germany	164,742	102,375	360	267,477
China	282,146	1,199	—	283,345
Other countries	269,276	44,359	1,993	315,628
	716,164	147,933	2,353	866,450
Total revenues	$799,775	$249,261	$3,778	$1,052,814
(a)
Manufactured products primarily includes cross-laminated timber, glulam and finger joint lumber.
(b)
Biofuels includes pellets and briquettes.
(c)
Sales are attributed to countries based on the ship-to location provided by the customer.

FORM 10-Q

QUARTERLY REPORT - PAGE 19

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Six Months Ended June 30, 2023	Pulp	Solid Wood	Corporate and Other	Consolidated
Revenues from external customers	$803,095	$247,064	$2,370	$1,052,529
Operating loss	$(70,688)	$(49,562)	$(8,703)	$(128,953)
Depreciation and amortization	$55,182	$32,024	$537	$87,743
Revenues by major products
Pulp	$743,831	$—	$—	$743,831
Lumber	—	119,303	—	119,303
Energy and chemicals	59,264	11,055	2,370	72,689
Manufactured products (a)	—	21,793	—	21,793
Pallets	—	68,850	—	68,850
Biofuels (b)	—	18,377	—	18,377
Wood residuals	—	7,686	—	7,686
Total revenues	$803,095	$247,064	$2,370	$1,052,529
Revenues by geographical markets (c)
U.S.	$72,642	$83,220	$574	$156,436
Foreign countries
Germany	183,689	124,284	230	308,203
China	271,192	2,004	—	273,196
Other countries	275,572	37,556	1,566	314,694
	730,453	163,844	1,796	896,093
Total revenues	$803,095	$247,064	$2,370	$1,052,529
(a)
Manufactured products primarily includes cross-laminated timber and finger joint lumber.
(b)
Biofuels includes pellets and briquettes.
(c)
Sales are attributed to countries based on the ship-to location provided by the customer.

As of December 31, 2023, the Company had total assets of $1,727,851 in the pulp segment, $696,551 in the solid wood segment and $238,176 in corporate and other. Total assets for the pulp segment included the Company's $41,665 investment in joint ventures, primarily for the CPP mill. Total assets for the solid wood segment included $35,381 of goodwill from the acquisition of the Torgau facility.

Revenues between segments are accounted for at prices that approximate fair value. These include revenues from the sale of residual fiber from the solid wood segment to the pulp segment for use in pulp production and from the sale of residual fuel from the pulp segment to the solid wood segment for use in energy production. For the three and six months ended June 30, 2024, the pulp segment sold $111 and $271, respectively, of residual fuel to the solid wood segment (2023 – $170 and $544, respectively) and the solid wood segment sold $9,149 and $18,871 of residual fiber to the pulp segment (2023 – $10,986 and $22,141, respectively).

FORM 10-Q

QUARTERLY REPORT - PAGE 20

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Note 15. Financial Instruments and Fair Value Measurement

Due to their short-term maturity, the carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable and other approximates their fair value. The estimated fair values of the Company's outstanding debt under the fair value hierarchy as of June 30, 2024 and December 31, 2023 were as follows:

	Fair value measurements as of
		June 30, 2024 using:
Description	Level 1	Level 2	Level 3	Total
Revolving credit facilities	$—	$166,072	$—	$166,072
Senior notes	—	1,276,316	—	1,276,316
	$—	$1,442,388	$—	$1,442,388

	Fair value measurements as of
		December 31, 2023 using:
Description	Level 1	Level 2	Level 3	Total
Revolving credit facilities	$—	$208,585	$—	$208,585
Senior notes	—	1,257,426	—	1,257,426
	$—	$1,466,011	$—	$1,466,011

The carrying value of the revolving credit facilities classified as Level 2 approximates the fair value as the variable interest rates reflect current interest rates for financial instruments with similar characteristics and maturities.

The fair value of the senior notes classified as Level 2 was determined using quoted prices in a dealer market, or using recent market transactions. The Company's senior notes are not carried at fair value in the Interim Consolidated Balance Sheets as of June 30, 2024 or December 31, 2023. However, fair value disclosure is required. The carrying value of the Company's senior notes, net of unamortized note issuance costs, was $1,361,581 as of June 30, 2024 (December 31, 2023 – $1,360,155).

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

The Company’s exposure to credit losses may increase if its customers' production and other costs are adversely affected by inflation and interest rate levels. Although the Company has historically not experienced significant credit losses, it is possible that there could be a material adverse impact from potential adjustments of the carrying amount of trade receivables if the cash flows of the Company’s customers are adversely impacted by inflation and interest rate levels. As of June 30, 2024, the Company has not had significant credit losses.

As of June 30, 2024, the carrying amount of cash and cash equivalents of $263,173 and accounts receivable of $344,819 recorded in the Interim Consolidated Balance Sheet, net of any allowances for losses, represent the Company’s maximum exposure to credit risk.

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

FORM 10-Q

QUARTERLY REPORT - PAGE 23

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this document: (i) unless the context otherwise requires, references to “we”, “our”, “us”, the “Company” or “Mercer” mean Mercer International Inc. and its subsidiaries; (ii) references to “Mercer Inc.” mean the Company excluding its subsidiaries; (iii) information is provided as of June 30, 2024, unless otherwise stated; (iv) our reporting currency is dollars and references to “€” mean euros and “C$” mean Canadian dollars; (v) “ADMTs” mean air-dried metric tonnes; (vi) “CLT” mean cross-laminated timber; (vii) “glulam” mean glue-laminated timber; (viii) “m3” mean cubic meters; (ix) “NBSK” mean northern bleached softwood kraft; (x) “NBHK” mean northern bleached hardwood kraft; (xi) “MW” mean megawatts and “MWh” mean megawatt hours; (xii) “Mfbm” mean thousand board feet of lumber and “MMfbm” mean million board feet of lumber; and (xiii) our lumber metrics are converted from m3 to Mfbm using a conversion ratio of 1.6 m3 of lumber equaling one Mfbm, which is the ratio commonly used in the industry.

Due to rounding, numbers presented throughout this report may not add up precisely to totals we provide and percentages may not precisely reflect the absolute figure.

The following discussion and analysis of our results of operations and financial condition for the three and six months ended June 30, 2024 should be read in conjunction with our Interim Consolidated Financial Statements and related notes included in this quarterly report, as well as our most recent annual report on Form 10-K for the fiscal year ended December 31, 2023 filed with the Securities and Exchange Commission, referred to as the “SEC”.

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

Current Market Environment

In the second quarter of 2024, our pulp sales realizations continued to improve in all our key markets due to strengthening demand and supply-side disruptions. Our lumber sales realizations in the second quarter of 2024 were flat when compared to the first quarter of 2024 as a result of continued weakness in both the U.S. and Europe.

As of June 30, 2024, the third party industry quoted NBSK list price in Europe was a record $1,635 per ADMT and in North America was approximately $1,790 per ADMT and the third party industry quoted NBSK net price in China was approximately $810 per ADMT. Prices for China are net of discounts, allowances and rebates.

As we move into the third quarter of 2024, we currently expect the supply-side disruptions experienced in the second quarter to ease and traditionally lower seasonal demand to cause slight softening of pulp prices generally.

In our solid wood segment, we currently expect U.S. and European lumber prices and pallet prices to remain relatively steady in the third quarter of 2024 due to continued weak demand stemming from the high interest rate environment and economic uncertainty. We currently expect mass timber prices to remain relatively flat in the third quarter of 2024 as we complete previously secured orders for large scale projects.

FORM 10-Q

QUARTERLY REPORT - PAGE 24

Per unit fiber costs for the pulp and solid wood segments were flat in the second quarter of 2024 compared to the first quarter of 2024. For the third quarter of 2024, we currently expect stable per unit fiber costs.

Summary Financial Highlights

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands, other than per share amounts)
Statement of Operations Data
Pulp segment revenues	$367,371	$402,694	$799,775	$803,095
Solid wood segment revenues	130,238	126,050	249,261	247,064
Corporate and other revenues	1,775	1,119	3,778	2,370
Total revenues	$499,384	$529,863	$1,052,814	$1,052,529

Pulp segment operating income (loss)	$4,481	$(83,459)	$21,928	$(70,688)
Solid wood segment operating loss	(43,679)	(22,493)	(57,385)	(49,562)
Corporate and other operating loss	(4,581)	(2,880)	(8,770)	(8,703)
Total operating loss	$(43,779)	$(108,832)	$(44,227)	$(128,953)

Pulp segment depreciation and amortization	$27,193	$27,783	$54,566	$55,182
Solid wood segment depreciation and amortization	12,526	12,126	25,337	32,024
Corporate and other depreciation and amortization	222	243	442	537
Total depreciation and amortization	$39,941	$40,152	$80,345	$87,743

Operating EBITDA(1)	$30,439	$(68,680)	$94,040	$(41,210)
Loss on disposal of investment in joint venture	$—	$—	$23,645	$—
Goodwill impairment	$34,277	$—	$34,277	$—
Income tax recovery (provision)	$(1,263)	$27,479	$5,102	$32,835
Net loss	$(67,586)	$(98,306)	$(84,289)	$(128,884)
Net loss per common share
Basic	$(1.01)	$(1.48)	$(1.26)	$(1.94)
Diluted	$(1.01)	$(1.48)	$(1.26)	$(1.94)
Common shares outstanding at period end	66,871	66,525	66,871	66,525

(1)
The following table provides a reconciliation of net loss to operating loss and Operating EBITDA for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Net loss	$(67,586)	$(98,306)	$(84,289)	$(128,884)
Income tax provision (recovery)	1,263	(27,479)	(5,102)	(32,835)
Interest expense	26,843	20,091	54,402	39,138
Other income	(4,299)	(3,138)	(9,238)	(6,372)
Operating loss	(43,779)	(108,832)	(44,227)	(128,953)
Add: Depreciation and amortization	39,941	40,152	80,345	87,743
Add: Loss on disposal of investment in joint venture	—	—	23,645	—
Add: Goodwill impairment	34,277	—	34,277	—
Operating EBITDA	$30,439	$(68,680)	$94,040	$(41,210)

FORM 10-Q

QUARTERLY REPORT - PAGE 25

Selected Production, Sales and Other Data

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Pulp Segment
Pulp production ('000 ADMTs)
NBSK	357.8	450.7	811.0	880.7
NBHK	63.9	24.9	149.6	97.3
Annual maintenance downtime ('000 ADMTs)	64.9	24.5	64.9	38.0
Annual maintenance downtime (days)	37	25	37	35
Pulp sales ('000 ADMTs)
NBSK	377.6	473.6	865.8	852.1
NBHK	55.7	63.3	133.2	120.7
Average NBSK pulp prices ($/ADMT)(1)
Europe	1,602	1,247	1,501	1,312
China	811	668	778	780
North America	1,697	1,510	1,568	1,593
Average NBHK pulp prices ($/ADMT)(1)
China	735	483	698	597
North America	1,437	1,277	1,330	1,400
Average pulp sales realizations ($/ADMT)(2)
NBSK	811	706	766	769
NBHK	701	602	660	700
Energy production ('000 MWh)(3)	493.9	538.3	1,070.4	1,073.0
Energy sales ('000 MWh)(3)	185.0	207.7	405.5	404.6
Average energy sales realizations ($/MWh)(3)	84	101	86	114
Solid Wood Segment
Lumber
Production (MMfbm)	111.4	122.3	238.4	256.3
Sales (MMfbm)	116.6	133.9	238.0	273.7
Average sales realizations ($/Mfbm)	463	443	461	436
Energy
Production and sales ('000 MWh)	33.7	41.9	72.4	82.4
Average sales realizations ($/MWh)	128	128	126	134
Manufactured products(4)
Production ('000 m3)	11.1	3.2	18.4	4.0
Sales ('000 m3)	11.2	6.1	15.2	10.4
Average sales realizations ($/m3)	2,942	2,243	3,128	1,587
Pallets
Production ('000 units)	2,547.8	2,747.2	5,604.1	5,627.4
Sales ('000 units)	2,570.4	2,882.7	5,486.7	5,825.2
Average sales realizations ($/unit)	10	11	10	12
Biofuels(5)
Production ('000 tonnes)	41.0	43.6	78.9	76.2
Sales ('000 tonnes)	40.4	40.4	88.6	66.2
Average sales realizations ($/tonne)	202	254	219	277
Average Spot Currency Exchange Rates
$ / €(6)	1.0766	1.0888	1.0810	1.0810
$ / C$(6)	0.7310	0.7447	0.7362	0.7420

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
(6)
Average Federal Reserve Bank of New York Noon Buying Rates over the reporting period.

FORM 10-Q

QUARTERLY REPORT - PAGE 26

Consolidated – Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023

Total revenues for the second quarter of 2024 decreased by approximately 6% to $499.4 million from $529.9 million in the same quarter of 2023 primarily due to lower pulp and lumber sales volumes partially offset by higher pulp sales realizations and manufactured products revenues.

Costs and expenses in the second quarter of 2024 decreased by approximately 15% to $543.2 million from $638.7 million in the same quarter of 2023 driven by lower pulp and lumber sales volumes and lower per unit fiber, energy and chemical costs. In the second quarter of 2024, costs and expenses included a non-cash goodwill impairment of $34.3 million related to the Torgau facility, which was recognized as a result of ongoing weakness in lumber, pallet and biofuels markets in Europe stemming from high interest rates and other economic conditions. We continue to expect to realize the synergies from the Torgau acquisition as market and economic conditions improve. In the second quarter of 2023, we recorded a non-cash inventory impairment of $51.4 million, which was partially offset by $22.0 million of insurance proceeds received relating to the 2021 turbine downtime at our Rosenthal mill and the July 2022 fire at our Stendal mill.

In the second quarter of 2024, cost of sales depreciation and amortization was flat at $39.9 million compared to $40.1 million in the same quarter of 2023.

Selling, general and administrative expenses decreased by approximately 8% to $29.8 million in the second quarter of 2024 from $32.4 million in the same quarter of 2023 primarily due to lower employee compensation.

In the second quarter of 2024, our operating loss was $43.8 million compared to $108.8 million in the same quarter of 2023 primarily as a result of higher pulp sales realizations and lower per unit fiber, energy and chemical costs partially offset by the non-cash goodwill impairment recognized in the second quarter of 2024. In the second quarter of 2023, we recorded a non-cash inventory impairment which was partially offset by insurance proceeds received.

Interest expense increased by approximately 33% to $26.8 million in the second quarter of 2024 from $20.1 million in the same quarter of 2023 primarily due to the issuance of $200.0 million of 12.875% senior notes in September 2023.

In the second quarter of 2024, other income increased to $4.3 million from $3.1 million in the same quarter of 2023. Other income in the second quarter of 2024 primarily consisted of interest earned on cash and foreign exchange gains on dollar denominated cash held at our operations as the dollar strengthened at the end of the second quarter of 2024. In the second quarter of 2023, other income primarily consisted of interest earned on cash.

During the second quarter of 2024, we had an income tax provision of $1.3 million primarily as a result of the non-deductibility of the non-cash goodwill impairment and because we did not recognize a tax recovery for certain entities which we do not expect to realize a tax benefit. In the same quarter of 2023, we had an income tax recovery of $27.5 million, or an effective tax rate of 22%.

In the second quarter of 2024, our net loss was $67.6 million, or $1.01 per share, compared to $98.3 million, or $1.48 per share in the same quarter of 2023. The net loss in the second quarter of 2024 included the non-cash goodwill impairment of $34.3 million, or $0.51 per share.

In the second quarter of 2024, Operating EBITDA increased to $30.4 million from negative Operating EBITDA of $68.7 million in the same quarter of 2023 primarily due higher pulp sales realizations and lower per unit fiber, energy and chemical costs. In the second quarter of 2023, we recorded a non-cash inventory impairment which was partially offset by insurance proceeds received.

Operating Results by Business Segment

None of the income or loss items following operating loss in our Interim Consolidated Statements of Operations are allocated to our segments, since those items are reviewed separately by management.

FORM 10-Q

QUARTERLY REPORT - PAGE 27

Pulp Segment – Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023

Selected Financial Information

	Three Months Ended June 30,
	2024	2023
	(in thousands)
Pulp revenues	$346,808	$374,175
Energy and chemical revenues	$20,563	$28,519
Depreciation and amortization	$27,193	$27,783
Operating income (loss)	$4,481	$(83,459)

Pulp segment revenues, which includes pulp, energy and chemical revenues, in the second quarter of 2024 decreased by approximately 9% to $367.4 million from $402.7 million in the same quarter of 2023 primarily due to lower sales volumes and lower energy and chemical sales realizations partially offset by higher pulp sales realizations.

Pulp revenues in the second quarter of 2024 decreased by approximately 7% to $346.8 million from $374.2 million in the same quarter of 2023 as a result of lower sales volumes partially offset by higher sales realizations.

Energy and chemical revenues in the second quarter of 2024 decreased by approximately 28% to $20.6 million from $28.5 million in the same quarter of 2023 primarily due to lower sales realizations and energy sales volumes.

Total pulp production in the second quarter of 2024 decreased by approximately 11% to 421,692 ADMTs compared with 475,615 ADMTs in the same quarter of 2023 as a result of higher production lost for annual maintenance downtime and the disposal of the CPP joint venture investment in the first quarter of 2024, partially offset by the market curtailment at the Peace River and CPP mills in the second quarter of 2023. In the second quarter of 2024, our pulp mills had 44 days of downtime (approximately 77,600 ADMTs) which included 37 days of planned annual maintenance and seven additional days due to slower than expected start-up. In the second quarter of 2023, our pulp mills had 60 days of downtime (approximately 59,000 ADMTs) which included 25 days for annual maintenance and 35 days for market curtailment at the Peace River and CPP mills.

In the third quarter of 2024, we currently expect a total of 18 days of annual maintenance downtime (approximately 19,700 ADMTs) at our pulp mills.

We estimate that annual maintenance downtime in the second quarter of 2024 adversely impacted our operating income by approximately $60.2 million, comprised of approximately $44.9 million in direct out-of-pocket expenses and the balance in reduced production.

Total pulp sales volumes in the second quarter of 2024 decreased by approximately 19% to 433,320 ADMTs from 536,878 ADMTs in the same quarter of 2023 primarily due to lower production and the timing of sales.

In the second quarter of 2024, third party industry quoted average list prices for NBSK pulp increased in both Europe and North America from the same quarter of 2023, including achieving a record list price of $1,635 per ADMT in Europe as of June 30, 2024. Third party industry quoted average net prices for NBSK pulp in China also increased from the same quarter of 2023. Average list prices for NBSK pulp in Europe and North America were approximately $1,602 per ADMT and $1,697 per ADMT, respectively, in the second quarter of 2024 compared to approximately $1,247 per ADMT and $1,510 per ADMT, respectively, in the same quarter of 2023. Average NBSK net prices in China were approximately $811 per ADMT in the second quarter of 2024 compared to approximately $668 per ADMT in the same quarter of 2023. Prices quoted for China are net of discounts, allowances and rebates whereas quoted prices for Europe and North America are before applicable discounts, allowances and rebates.

Our average NBSK pulp sales realizations in the second quarter of 2024 increased by approximately 15% to $811 per ADMT from $706 per ADMT in the same quarter of 2023. In the second quarter of 2024, average NBHK pulp sales realizations increased by approximately 16% to $701 per ADMT from $602 per ADMT in the same quarter of 2023.

In the second quarter of 2024, we had a positive impact of approximately $8.3 million in operating income driven by foreign exchange compared to the same quarter of 2023.

FORM 10-Q

QUARTERLY REPORT - PAGE 28

Costs and expenses in the second quarter of 2024 decreased by approximately 25% to $364.0 million from $486.3 million in the same quarter of 2023 primarily due to lower sales volumes and lower per unit fiber, energy and chemical costs. In the second quarter of 2023, we recorded a non-cash inventory impairment of $51.4 million which was partially offset by $22.0 million of insurance proceeds received relating to the 2021 turbine downtime at our Rosenthal mill and the July 2022 fire at our Stendal mill.

On average, in the second quarter of 2024, overall per unit fiber costs decreased by approximately 15% compared to the same quarter of 2023 due to stable supply. We currently expect stable per unit fiber costs in the third quarter of 2024.

In the second quarter of 2024, transportation costs for our pulp segment decreased by approximately 30% to $33.7 million from $48.3 million in the same quarter of 2023 driven by lower pulp sales volumes and freight rates.

In the second quarter of 2024, depreciation and amortization was relatively flat at $27.2 million compared to $27.8 million in the same quarter of 2023.

Pulp segment operating income increased to $4.5 million in the second quarter of 2024 from an operating loss of $83.5 million in the same quarter of 2023 primarily due to higher pulp sales realizations and lower per unit fiber and other production costs. In the second quarter of 2023, we recorded a non-cash inventory impairment which was partially offset by insurance proceeds received.

Solid Wood Segment – Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023

Selected Financial Information

	Three Months Ended June 30,
	2024	2023
	(in thousands)
Lumber revenues	$53,910	$59,264
Energy revenues	$4,301	$5,360
Manufactured products revenues(1)	$35,381	$15,989
Pallet revenues	$26,741	$32,675
Biofuels revenues(2)	$8,155	$10,242
Wood residuals revenues	$1,750	$2,520
Depreciation and amortization	$12,526	$12,126
Operating loss	$(43,679)	$(22,493)

(1)
Manufactured products primarily includes CLT, glulam and finger joint lumber.
(2)
Biofuels includes pellets and briquettes.

Solid wood segment revenues in the second quarter of 2024 modestly increased to $130.2 million from $126.1 million in the same quarter of 2023 due to higher manufactured products revenues partially offset by lower revenues from our other products.

Lumber revenues in the second quarter of 2024 decreased by approximately 9% to $53.9 million from $59.3 million in the same quarter of 2023 primarily as a result of lower sales volumes partially offset by a modestly higher sales realization.

Energy, biofuels and wood residuals revenues in the second quarter of 2024 decreased by approximately 22% to $14.2 million from $18.1 million in the same quarter of 2023 due to lower sales realizations and sales volumes.

In the second quarter of 2024, as a result of the continued ramp-up of our mass timber business, manufactured products revenues more than doubled to $35.4 million from $16.0 million in the same quarter of 2023.

Pallet revenues in the second quarter of 2024 decreased by approximately 18% to $26.7 million from $32.7 million in the same quarter of 2023 as a result of lower sales volumes and sales realizations as weak economic conditions in Europe negatively impacted demand.

FORM 10-Q

QUARTERLY REPORT - PAGE 29

Lumber production in the second quarter of 2024 decreased by approximately 9% to 111.4 MMfbm from 122.3 MMfbm in the same quarter of 2023 primarily due to planned maintenance downtime.

Lumber sales volumes in the second quarter of 2024 decreased by approximately 13% to 116.6 MMfbm from 133.9 MMfbm in the same quarter of 2023 as a result of lower production and the timing of sales.

Average lumber sales realizations in the second quarter of 2024 increased by approximately 5% to $463 per Mfbm from $443 per Mfbm in the same quarter of 2023 driven by a modest increase in demand in the U.S. market. In Europe, realized lumber prices were flat compared to the same quarter of 2023. The U.S. market accounted for approximately 45% of our lumber revenues and approximately 39% of our lumber sales volumes in the second quarter of 2024. The majority of the balance of our lumber sales were to Europe.

Manufactured products sales realizations increased by approximately 31% to $2,942 per m3 in the second quarter of 2024 from $2,243 per m3 in the same quarter of 2023 as a result of higher CLT sales volumes, which generate higher sales realizations relative to other manufactured products.

In the second quarter of 2024, due to ongoing weakness in lumber, pallet and biofuels markets in Europe stemming from high interest rates and other economic conditions, we recognized a non-cash goodwill impairment of $34.3 million related to the Torgau facility.

Fiber costs were approximately 75% of our lumber cash production costs in the second quarter of 2024. In the second quarter of 2024, per unit fiber costs for lumber production decreased by approximately 12% compared to the same quarter of 2023 because of stable supply. We currently expect stable per unit fiber costs in the third quarter of 2024.

In the second quarter of 2024, depreciation and amortization was relatively flat at $12.5 million compared to $12.1 million in the same quarter of 2023.

Transportation costs for our solid wood segment in the second quarter of 2024 decreased by approximately 12% to $14.5 million from $16.4 million in the same quarter of 2023 as a result of lower sales volumes.

In the second quarter of 2024, our solid wood segment had an operating loss of $43.7 million compared to $22.5 million in the same quarter of 2023 primarily due to the non-cash goodwill impairment charge partially offset by higher mass timber sales volumes and lower per unit fiber costs.

Consolidated – Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023

Total revenues for the first half of 2024 were flat at $1,052.8 million compared to $1,052.5 million in the same period of 2023 as higher manufactured products sales revenues and pulp sales volumes were offset by lower lumber sales volumes and lower energy, pallet and pulp sales realizations.

In April 2024, we announced our agreement with West Fraser Mills Ltd. (“West Fraser”) to dissolve the joint venture relating to CPP. As a result, West Fraser continued as the sole owner and operator of CPP. In the first quarter of 2024, we recognized a non-cash loss of $23.6 million in connection with the dissolution of the CPP joint venture.

Costs and expenses in the first half of 2024 decreased by approximately 7% to $1,097.0 million from $1,181.5 million in the same period of 2023 primarily as a result of lower per unit fiber, energy and chemical costs partially offset by the non-cash goodwill impairment of $34.3 million and the non-cash loss on disposal of the CPP joint venture investment of $23.6 million. In the first half of 2023, we recorded a non-cash inventory impairment of $66.6 million which was partially offset by $29.5 million of insurance proceeds received.

In the first half of 2024, cost of sales depreciation and amortization decreased by approximately 8% to $80.2 million from $87.6 million in the same period of 2023 primarily due to the amortization in the first quarter of 2023 of an order backlog intangible asset acquired in the Torgau facility acquisition, which has been fully amortized.

Selling, general and administrative expenses decreased by approximately 7% to $61.5 million in the first half of 2024 from $66.3 million in the same period of 2023 primarily as a result of lower employee compensation and consulting

FORM 10-Q

QUARTERLY REPORT - PAGE 30

fees.

In the first half of 2024, our operating loss was $44.2 million compared to $129.0 million in the same period of 2023 primarily due to lower per unit fiber, energy and chemical costs partially offset by the non-cash goodwill impairment and the non-cash loss on disposal of the CPP joint venture investment. In the first half of 2023, we recorded a non-cash inventory impairment which was partially offset by insurance proceeds received.

Interest expense in the first half of 2024 increased by approximately 39% to $54.4 million from $39.1 million in the same period of 2023 primarily as a result of the issuance of $200.0 million of 12.875% senior notes in September 2023.

In the first half of 2024, other income increased by approximately 44% to $9.2 million from $6.4 million in the same period of 2023. Other income in the first half of 2024 primarily consisted of interest earned on cash and foreign exchange gains on dollar denominated cash held at our operations as the dollar strengthened at the end of the second quarter of 2024. In the first half of 2023, other income primarily consisted of interest earned on cash.

During the first half of 2024, we had an income tax recovery of $5.1 million, or an effective tax rate of 6% primarily due to the non-deductibility of the non-cash goodwill impairment and because we did not recognize a tax recovery for certain entities which we do not expect to realize a tax benefit. In the same period of 2023, we had an income tax recovery of $32.8 million, or an effective tax rate of 20%.

In the first half of 2024, our net loss was $84.3 million, or $1.26 per share, compared to $128.9 million, or $1.94 per share in the same period of 2023. The net loss in the first half of 2024 included the non-cash goodwill impairment of $34.3 million, or $0.51 per share, and the non-cash loss of $23.6 million, or $0.35 per share, relating to the disposal of the CPP joint venture investment.

In the first half of 2024, Operating EBITDA increased to $94.0 million from negative Operating EBITDA of $41.2 million in the same period of 2023 primarily as a result of lower per unit fiber, energy and chemical costs. In the first half of 2023, we recorded a non-cash inventory impairment which was partially offset by insurance proceeds received.

Operating Results by Business Segment

None of the income or loss items following operating loss in our Interim Consolidated Statements of Operations are allocated to our segments, since those items are reviewed separately by management.

Pulp Segment – Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023

Selected Financial Information

	Six Months Ended June 30,
	2024	2023
	(in thousands)
Pulp revenues	$755,103	$743,831
Energy and chemical revenues	$44,672	$59,264
Depreciation and amortization	$54,566	$55,182
Operating income (loss)	$21,928	$(70,688)

Pulp segment revenues, which includes pulp, energy and chemical revenues, were flat at $799.8 million compared to $803.1 million in the same period of 2023 as modestly higher pulp revenues were offset by lower energy and chemical revenues.

Pulp revenues in the first half of 2024 modestly increased to $755.1 million from $743.8 million in the same period of 2023 as a result of higher sales volumes partially offset by lower sales realizations.

Energy and chemical revenues in the first half of 2024 decreased by approximately 25% to $44.7 million from $59.3 million in the same period of 2023 primarily due to lower sales realizations.

FORM 10-Q

QUARTERLY REPORT - PAGE 31

Total pulp production in the first half of 2024 modestly decreased to 960,599 ADMTs compared with 977,987 ADMTs in the same period of 2023 primarily as a result of higher production lost for annual maintenance downtime and the disposal of the CPP joint venture investment in the first quarter of 2024, partially offset by the market curtailment at the Peace River and CPP mills in the second quarter of 2023. In the first half of 2024, our pulp mills had 44 days of downtime (approximately 77,600 ADMTs) which included 37 days of planned annual maintenance and seven additional days due to slower than expected start-up. In the first half of 2023, our pulp mills had 70 days of downtime (approximately 72,500 ADMTs) which included 35 days of annual maintenance and 35 days for market curtailment at the Peace River and Cariboo mills.

We estimate that annual maintenance downtime in the first half of 2024 adversely impacted our operating income by approximately $60.2 million, comprised of approximately $44.9 million in direct out-of-pocket expenses and the balance in reduced production.

Total pulp sales volumes in the first half of 2024 modestly increased to 998,984 ADMTs from 972,851 ADMTs in the same period of 2023 primarily because of the timing of sales.

In the first half of 2024, third party industry quoted average list prices for NBSK pulp increased in Europe and modestly decreased in North America from the same period of 2023. Third party industry quoted average net prices for NBSK pulp in China were flat in the first half of 2024 compared to the same period of 2023. Average list prices for NBSK pulp in Europe and North America were approximately $1,501 per ADMT and $1,568 per ADMT, respectively, in the first half of 2024 compared to approximately $1,312 per ADMT and $1,593 per ADMT, respectively, in the same period of 2023. Average NBSK net prices in China were approximately $778 per ADMT in the first half of 2024 compared to approximately $780 per ADMT in the same period of 2023. Prices quoted for China are net of discounts, allowances and rebates whereas quoted prices for Europe and North America are before applicable discounts, allowances and rebates.

Our average NBSK pulp sales realizations in the first half of 2024 were flat at $766 per ADMT compared to $769 per ADMT in the same period of 2023. In the first half of 2024, average NBHK pulp sales realizations decreased by approximately 6% to $660 per ADMT from $700 per ADMT in the same period of 2023.

In the first half of 2024, we had a positive impact of approximately $11.1 million in operating income due to foreign exchange.

Costs and expenses in the first half of 2024 decreased by approximately 11% to $780.5 million from $874.3 million in the same period of 2023 primarily as a result of lower per unit fiber, chemical and energy costs partially offset by the non-cash loss on disposal of the CPP joint venture investment of $23.6 million. In the first half of 2023, we recorded a non-cash inventory impairment of $66.6 million which was partially offset by $29.5 million of insurance proceeds received.

On average, in the first half of 2024, overall per unit fiber costs decreased by approximately 16% from the same period of 2023 due to stable supply.

Transportation costs for our pulp segment in the first half of 2024 decreased by approximately 8% to $77.4 million from $83.7 million in the same period of 2023 driven by lower freight rates partially offset by higher pulp sales volumes.

In the first half of 2024, depreciation and amortization was flat at $54.6 million compared to $55.2 million in the same period of 2023.

In the first half of 2024, our pulp segment operating income increased to $21.9 million from an operating loss of $70.7 million in the same period of 2023 primarily as a result of lower per unit fiber, chemical and energy costs partially offset by the non-cash loss on disposal of the CPP joint venture investment. In the first half of 2023, we recorded a non-cash inventory impairment which was partially offset by insurance proceeds received.

FORM 10-Q

QUARTERLY REPORT - PAGE 32

Solid Wood Segment – Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023

Selected Financial Information

	Six Months Ended June 30,
	2024	2023
	(in thousands)
Lumber revenues	$109,792	$119,303
Energy revenues	$9,139	$11,055
Manufactured products revenues(1)	$52,094	$21,793
Pallet revenues	$54,761	$68,850
Biofuels revenues(2)	$19,409	$18,377
Wood residuals revenues	$4,066	$7,686
Depreciation and amortization	$25,337	$32,024
Operating loss	$(57,385)	$(49,562)

(1)
Manufactured products primarily includes CLT, glulam and finger joint lumber.
(2)
Biofuels includes pellets and briquettes.

Solid wood segment revenues in the first half of 2024 modestly increased to $249.3 million from $247.1 million in the same period of 2023 as a result of higher manufactured products and biofuels revenues partially offset by lower revenues from our other products.

Lumber revenues in the first half of 2024 decreased by approximately 8% to $109.8 million from $119.3 million in the same period of 2023 primarily due to lower sales volumes partially offset by modestly higher sales realization.

Energy, biofuels and wood residuals revenues in the first half of 2024 decreased by approximately 12% to $32.6 million from $37.1 million in the same period of 2023 as a result of lower sales realizations partially offset by higher biofuels sales volumes.

In the first half of 2024, our mass timber business had strong production and manufactured products revenues more than doubled to $52.1 million from $21.8 million in the same period of 2023.

Pallet revenues in the first half of 2024 decreased by approximately 20% to $54.8 million from $68.9 million in the same period of 2023 due to lower sales realizations and sales volumes as weak economic conditions in Europe negatively impacted demand.

Lumber production in the first half of 2024 decreased by approximately 7% to 238.4 MMfbm from 256.3 MMfbm in the same period of 2023 driven by planned maintenance downtime and overall weak demand.

Lumber sales volumes in the first half of 2024 decreased by approximately 13% to 238.0 MMfbm from 273.7 MMfbm in the same period of 2023 primarily due to lower production and timing of sales.

Average lumber sales realizations in the first half of 2024 increased by approximately 6% to $461 per Mfbm from $436 per Mfbm in the same period of 2023 driven by a modest increase in demand in the U.S. market. In Europe, realized lumber prices were flat compared to the same period of 2023. The U.S. market accounted for approximately 49% of our lumber revenues and approximately 41% of our lumber sales volumes in the first half of 2024. The majority of the balance of our lumber sales were to Europe.

Manufactured products sales realizations increased to $3,128 per m3 in the first half of 2024 from $1,587 per m3 in the same period of 2023 as a result of higher CLT sales volumes, which generate higher sales realizations relative to other manufactured products.

In the first half of 2024, due to ongoing weakness in lumber, pallet and biofuels markets in Europe stemming from high interest rates and other economic conditions, we recognized a non-cash goodwill impairment of $34.3 million related to the Torgau facility.

Fiber costs were approximately 75% of our lumber cash production costs in the first half of 2024. In the first half of

FORM 10-Q

QUARTERLY REPORT - PAGE 33

2024, per unit fiber costs for lumber production decreased by approximately 12% compared to the same period of 2023 because of stable supply.

In the first half of 2024, depreciation and amortization decreased by approximately 21% to $25.3 million from $32.0 million in the same period of 2023 primarily due to the amortization in the first quarter of 2023 of an order backlog intangible asset acquired in the Torgau facility acquisition, which has been fully amortized.

Transportation costs for our solid wood segment in the first half of 2024 decreased by approximately 18% to $27.9 million from $34.0 million in the same period of 2023 as a result of lower sales volumes and freight rates.

In the first half of 2024, our solid wood segment had an operating loss of $57.4 million compared to $49.6 million in the same period of 2023 primarily due to the non-cash goodwill impairment charge of $34.3 million partially offset by lower per unit fiber and energy costs, higher mass timber sales volumes and modestly higher lumber sales realizations.

Liquidity and Capital Resources

Summary of Cash Flows

	Six Months Ended June 30,
	2024	2023
	(in thousands)
Net cash from (used in) operating activities	$32,991	$(34,952)
Net cash used in investing activities	(37,638)	(150,376)
Net cash from (used in) financing activities	(46,459)	45,409
Effect of exchange rate changes on cash and cash equivalents	287	(775)
Net decrease in cash and cash equivalents	$(50,819)	$(140,694)

We operate in a cyclical industry and our operating cash flows vary accordingly. Our principal operating cash expenditures are for fiber, labor and chemicals. Working capital levels fluctuate throughout the year and are affected by maintenance downtime, changing sales patterns, seasonality and the timing of receivables and sales and the payment of payables and expenses.

Cash Flows from (used in) Operating Activities. Cash provided from operating activities was $33.0 million in the six months ended June 30, 2024 compared to cash used in operating activities of $35.0 million in the same period of 2023. An increase in accounts receivable used cash of $41.8 million in the six months ended June 30, 2024 and a decrease in accounts receivable provided cash of $23.5 million in the same period of 2023. A decrease in inventories provided cash of $4.6 million in the six months ended June 30, 2024 and adjusting for inventory impairments of $66.6 million, an increase in inventories used cash of $27.6 million in the same period of 2023. An increase in accounts payable and accrued expenses provided cash of $18.1 million in the six months ended June 30, 2024 and a decrease in accounts payable and accrued expenses used cash of $7.2 million in the same period of 2023.

Cash Flows from (used in) Investing Activities. Investing activities in the six months ended June 30, 2024 used cash of $37.6 million. In the six months ended June 30, 2024, we incurred $36.3 million of capital expenditures primarily related to log yard upgrades and other strategic projects at our Torgau facility, optimization projects at our Mercer Spokane facility, and maintenance projects across all our mills and facilities.

Investing activities in the six months ended June 30, 2023 used cash of $150.4 million. In the six months ended June 30, 2023 we acquired the Structurlam Mass Timber Corporation and its subsidiaries for $82.1 million and incurred capital expenditures of $72.9 million primarily related to costs to complete the Rosenthal lignin plant, upgrades to the wood rooms at our Canadian mills and maintenance and optimization projects at our German mills. In the six months ended June 30, 2023, we received $2.7 million of insurance proceeds for our property damage claim related to a fire at our Stendal mill.

Cash Flows from (used in) Financing Activities. Financing activities in the six months ended June 30, 2024 used cash of $46.5 million. In the six months ended June 30, 2024, we repaid approximately $35.8 million under our revolving credit facilities and we paid dividends of $5.0 million.

FORM 10-Q

QUARTERLY REPORT - PAGE 34

Financing activities in the six months ended June 30, 2023 provided cash of $45.4 million. In the six months ended June 30, 2023, we borrowed approximately $54.4 million under our revolving credit facilities and paid dividends of $5.0 million.

Balance Sheet Data

The following table is a summary of selected financial information as of the dates indicated:

	June 30,	December 31,
	2024	2023
	(in thousands)
Cash and cash equivalents	$263,173	$313,992
Working capital	$760,126	$806,468
Total assets	$2,484,462	$2,662,578
Long-term liabilities	$1,688,183	$1,740,731
Total shareholders' equity	$487,669	$635,410

Sources and Uses of Funds

Our principal sources of funds are cash flows from operations and cash and cash equivalents on hand. Our principal uses of funds consist of operating expenditures, capital expenditures and interest payments on our senior notes.

The following table sets out our total capital expenditures and interest expense for the periods indicated:

	Six Months Ended June 30,
	2024	2023
	(in thousands)
Capital expenditures	$36,344	$72,911
Cash paid for interest expense(1)	$51,529	$36,861
Interest expense(2)	$54,402	$39,138

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

As of June 30, 2024, we had cash and cash equivalents of $263.2 million, approximately $317.4 million available under our revolving credit facilities and aggregate liquidity of about $580.6 million.

We currently expect aggregate capital expenditures in 2024 to be between $95 million and $120 million. This includes certain high return projects, including projects at the Torgau facility designed to position it for improved market conditions by, among other things, increasing its lumber production capacity to approximately 440 MMfbm and planing capacity to approximately 145 MMfbm. In addition, other high return projects include optimization projects at the Mercer Spokane facility designed to reduce production costs.

We currently consider the majority of undistributed earnings of our foreign subsidiaries to be indefinitely reinvested and, accordingly, no U.S. income tax has been provided on such earnings. However, if we were required to repatriate funds to the U.S., we believe that we currently could repatriate the majority thereof without incurring any material amount of taxes as a result of our shareholder advances and U.S. tax reform. However, it is currently not practical to estimate the income tax liability that might be incurred if such earnings were remitted to the U.S. Substantially all of our undistributed earnings are held by our foreign subsidiaries outside of the U.S.

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

As of June 30, 2024, we were in full compliance with all of the covenants of our indebtedness.

Contractual Obligations and Commitments

There were no material changes outside the ordinary course to any of our material contractual obligations during the six months ended June 30, 2024.

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

As a result of the strengthening of the dollar versus the euro and Canadian dollar as of June 30, 2024, we recorded a non-cash decrease of $52.1 million in the carrying value of our net assets denominated in euros and Canadian dollars, consisting primarily of our property, plant and equipment. This non-cash decrease does not affect our net loss, Operating EBITDA or cash but is reflected in our other comprehensive loss and as a decrease to our total equity. As a result, our accumulated other comprehensive loss increased to $183.3 million.

Based upon the exchange rate as of June 30, 2024, the dollar has strengthened by approximately 3% against the euro and Canadian dollar since December 31, 2023. See “Quantitative and Qualitative Disclosures about Market Risk”.

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

QUARTERLY REPORT - PAGE 36

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

Goodwill was assigned to the Torgau facility, the reporting unit. The annual goodwill impairment test conducted as of August 31, 2023, was based on the discounted cash flow methodology. Some of the more significant assumptions inherent in estimating fair value include the prospective cash flows which anticipates the impact of market cyclicality in the next five years and the terminal period, the terminal value growth rate which reflects modest long-term growth, in line with the outlook for inflation, and the selected discount rate based on the weighted average cost of capital which considers the risk and nature of the reporting unit’s cash flows and the rates of return market participants would expect when investing their capital in the reporting unit.

After completing our annual impairment test on August 31, 2023, we concluded that goodwill was not impaired. The fair value of the reporting unit exceeded its carrying value by approximately 6%. The carrying value of goodwill was approximately $35.4 million as of December 31, 2023. For the period between August 31, 2023 and the first quarter of 2024, there were no triggering events or circumstances that would, more likely than not, have reduced the fair value of the reporting unit below its carrying value and therefore no interim goodwill impairment tests were required.

In the second quarter of 2024, ongoing weakness in lumber, pallet and biofuels markets in Europe, stemming from high interest rates and other economic conditions, was determined to, more likely than not, have reduced the fair value of the reporting unit below its carrying value and an interim goodwill impairment test was performed. The results of the impairment test showed the fair value of the reporting unit was less than its carrying value and this difference was greater than the carrying value of the goodwill. Accordingly, we recognized an impairment against all of the goodwill for the reporting unit in the second quarter of 2024. The carrying value of goodwill prior to this impairment was approximately $34.3 million.

For information about our other significant and critical accounting policies, see our annual report on Form 10-K for the fiscal year ended December 31, 2023.

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

FORM 10-Q

QUARTERLY REPORT - PAGE 37

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

FORM 10-Q

QUARTERLY REPORT - PAGE 38

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

The third party industry quoted average European list prices for NBSK pulp between 2015 and 2024 have fluctuated between a low of $790 per ADMT in 2016 to a high of $1,635 per ADMT in 2024. In the same period, third party industry quoted average North American list prices for NBHK pulp have fluctuated between a low of $820 per ADMT in 2016 to a high of $1,620 per ADMT in 2022.

As a key construction material, the pricing and demand for lumber is also significantly influenced by the number of housing starts, especially in the U.S. In the U.S., third party industry quoted monthly average western spruce/pine/fir (WSPF) 2 x 4 #2&Btr prices between 2015 and 2024 have fluctuated between a low of $245 per Mfbm in 2015 to a high of $1,604 per Mfbm in 2021. Similarly, the demand for CLT and glulam is primarily driven by the wood construction market and increased government policies focused on a low-carbon economy.

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

FORM 10-Q

QUARTERLY REPORT - PAGE 40

are both highly cyclical. Higher fiber prices could affect producer profit margins if they are unable to pass along price increases to pulp and lumber customers or purchasers of surplus energy.

Currency

We have manufacturing operations in Germany, Canada and the U.S. Most of the operating costs and expenses of our German mills are incurred in euros and those of our Canadian mills in Canadian dollars. However, the majority of our sales are in products quoted in dollars. Our results of operations and financial condition are reported in dollars. As a result, our costs generally benefit from a strengthening dollar but are adversely affected by a decrease in the value of the dollar relative to the euro and to the Canadian dollar. Such declines in the dollar relative to the euro and the Canadian dollar reduce our operating margins and the cash flow available to fund our operations and to service our debt. This could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

10.1

First Amendment to Credit Agreement dated June 10, 2024 among Mercer Peace River Pulp Ltd., Mercer Celgar Limited Partnership and Mercer Forestry Services Ltd. et al. and Royal Bank of Canada, as Agent and the other Lenders thereto

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1*	Section 906 Certification of Chief Executive Officer

32.2*	Section 906 Certification of Chief Financial Officer

101

The following financial information from the Quarterly Report on Form 10-Q for the fiscal period ended June 30, 2024 of Mercer International Inc., formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Interim Consolidated Statements of Operations; (ii) Interim Consolidated Statements of Comprehensive Loss; (iii) Interim Consolidated Balance Sheets; (iv) Interim Consolidated Statements of Changes in Shareholders' Equity; (v) Interim Consolidated Statements of Cash Flows; and (vi) Notes to the Interim Consolidated Financial Statements.

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 has been formatted in iXBRL.

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

Date: August 8, 2024

FORM 10-Q

QUARTERLY REPORT - PAGE 45