Form 10-Q
period 2024-09-30
MERCER INTERNATIONAL INC.
filed 2024-10-31
CIK 1333274

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

The Registrant had 66,870,774 shares of common stock outstanding as of October 29, 2024.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MERCER INTERNATIONAL INC.

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024

(Unaudited)

FORM 10-Q

QUARTERLY REPORT - PAGE 2

MERCER INTERNATIONAL INC.

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands of U.S. dollars, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues	$502,141	$470,821	$1,554,955	$1,523,350
Costs and expenses
Cost of sales, excluding depreciation and amortization	422,598	403,267	1,320,000	1,430,805
Cost of sales depreciation and amortization	41,546	40,884	121,773	128,485
Selling, general and administrative expenses	29,156	30,096	90,646	96,439
Loss on disposal of investment in joint venture	—	—	23,645	—
Goodwill impairment	—	—	34,277	—
Operating income (loss)	8,841	(3,426)	(35,386)	(132,379)
Other income (expenses)
Interest expense	(26,429)	(21,863)	(80,831)	(61,001)
Other income (expenses)	(91)	3,317	9,147	9,689
Total other expenses, net	(26,520)	(18,546)	(71,684)	(51,312)
Loss before income taxes	(17,679)	(21,972)	(107,070)	(183,691)
Income tax recovery (provision)	120	(3,984)	5,222	28,851
Net loss	$(17,559)	$(25,956)	$(101,848)	$(154,840)
Net loss per common share
Basic	$(0.26)	$(0.39)	$(1.53)	$(2.33)
Diluted	$(0.26)	$(0.39)	$(1.53)	$(2.33)
Dividends declared per common share	$0.075	$0.075	$0.225	$0.225

INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands of U.S. dollars)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net loss	$(17,559)	$(25,956)	$(101,848)	$(154,840)
Other comprehensive income (loss)
Gain (loss) related to defined benefit pension plans	(185)	81	(452)	122
Income tax provision	—	—	(90)	—
Gain (loss) related to defined benefit pension plans, net of tax	(185)	81	(542)	122
Foreign currency translation adjustments	50,358	(38,439)	(1,722)	(7,553)
Other comprehensive income (loss), net of tax	50,173	(38,358)	(2,264)	(7,431)
Total comprehensive income (loss)	$32,614	$(64,314)	$(104,112)	$(162,271)

See accompanying Notes to the Interim Consolidated Financial Statements.

FORM 10-Q

QUARTERLY REPORT - PAGE 3

MERCER INTERNATIONAL INC.

INTERIM CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

	September 30, 2024	December 31, 2023
ASSETS
Current assets
Cash and cash equivalents	$238,995	$313,992
Accounts receivable, net	352,548	306,166
Inventories	392,144	414,161
Prepaid expenses and other	41,460	23,461
Assets classified as held for sale	34,123	35,125
Total current assets	1,059,270	1,092,905
Property, plant and equipment, net	1,360,118	1,409,937
Investment in joint ventures	3,598	41,665
Amortizable intangible assets, net	54,713	52,641
Goodwill	—	35,381
Operating lease right-of-use assets	8,715	11,725
Pension asset	5,534	5,588
Other long-term assets	10,651	12,736
Total assets	$2,502,599	$2,662,578
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and other	$271,658	$278,986
Pension and other post-retirement benefit obligations	809	826
Liabilities associated with assets held for sale	6,968	6,625
Total current liabilities	279,435	286,437
Long-term debt	1,597,884	1,609,425
Pension and other post-retirement benefit obligations	12,750	12,483
Operating lease liabilities	5,388	7,755
Other long-term liabilities	13,648	13,744
Deferred income tax	76,726	97,324
Total liabilities	1,985,831	2,027,168
Shareholders’ equity
Common shares $1 par value; 200,000,000 authorized; 66,871,000 issued and outstanding (2023 – 66,525,000)	66,850	66,471
Additional paid-in capital	363,813	359,497
Retained earnings	219,221	336,113
Accumulated other comprehensive loss	(133,116)	(126,671)
Total shareholders’ equity	516,768	635,410
Total liabilities and shareholders’ equity	$2,502,599	$2,662,578

Commitments and contingencies (Note 16)
Subsequent event (Note 7, 10)

See accompanying Notes to the Interim Consolidated Financial Statements.

FORM 10-Q

QUARTERLY REPORT - PAGE 4

MERCER INTERNATIONAL INC.

INTERIM CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(Unaudited)

(In thousands of U.S. dollars)

	Common shares
Three Months Ended September 30:	Number (thousands of shares)	Amount, at Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Balance as of June 30, 2024	66,871	$66,850	$362,313	$241,795	$(183,289)	$487,669
Stock compensation expense	—	—	1,500	—	—	1,500
Net loss	—	—	—	(17,559)	—	(17,559)
Dividends declared	—	—	—	(5,015)	—	(5,015)
Other comprehensive income	—	—	—	—	50,173	50,173
Balance as of September 30, 2024	66,871	$66,850	$363,813	$219,221	$(133,116)	$516,768

Balance as of June 30, 2023	66,525	$66,471	$356,769	$459,264	$(149,035)	$733,469
Stock compensation expense	—	—	1,286	—	—	1,286
Net loss	—	—	—	(25,956)	—	(25,956)
Dividends declared	—	—	—	(4,989)	—	(4,989)
Other comprehensive loss	—	—	—	—	(38,358)	(38,358)
Balance as of September 30, 2023	66,525	$66,471	$358,055	$428,319	$(187,393)	$665,452

Nine Months Ended September 30:
Balance as of December 31, 2023	66,525	$66,471	$359,497	$336,113	$(126,671)	$635,410
Shares issued on grants of restricted shares	21	54	(54)	—	—	—
Shares issued on grants of performance share units	325	325	(325)	—	—	—
Stock compensation expense	—	—	4,695	—	—	4,695
Net loss	—	—	—	(101,848)	—	(101,848)
Dividends declared	—	—	—	(15,044)	—	(15,044)
Disposal of investment in joint venture	—	—	—	—	(4,181)	(4,181)
Other comprehensive loss	—	—	—	—	(2,264)	(2,264)
Balance as of September 30, 2024	66,871	$66,850	$363,813	$219,221	$(133,116)	$516,768

Balance as of December 31, 2022	66,167	$66,132	$354,495	$598,119	$(179,962)	$838,784
Shares issued on grants of restricted shares	54	35	(35)	—	—	—
Shares issued on grants of performance share units	254	254	(254)	—	—	—
Shares issued on grants of restricted share units	50	50	(50)	—	—	—
Stock compensation expense	—	—	3,899	—	—	3,899
Net loss	—	—	—	(154,840)	—	(154,840)
Dividends declared	—	—	—	(14,960)	—	(14,960)
Other comprehensive loss	—	—	—	—	(7,431)	(7,431)
Balance as of September 30, 2023	66,525	$66,471	$358,055	$428,319	$(187,393)	$665,452

See accompanying Notes to the Interim Consolidated Financial Statements.

FORM 10-Q

QUARTERLY REPORT - PAGE 5

MERCER INTERNATIONAL INC.

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands of U.S. dollars)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cash flows from (used in) operating activities
Net loss	$(17,559)	$(25,956)	$(101,848)	$(154,840)
Adjustments to reconcile net loss to cash flows from operating activities
Depreciation and amortization	41,614	40,953	121,959	128,696
Deferred income tax provision (recovery)	(14,403)	9,520	(20,507)	(34,529)
Inventory impairment (recovery)	4,000	(10,000)	4,000	56,600
Loss on disposal of investment in joint venture	—	—	23,645	—
Goodwill impairment	—	—	34,277	—
Defined benefit pension plans and other post-retirement benefit plan expense	317	621	958	1,518
Stock compensation expense	1,420	1,754	4,852	4,367
Foreign exchange transaction losses (gains)	6,095	(4,830)	(736)	(4,336)
Other	874	459	2,990	(6,142)
Defined benefit pension plans and other post-retirement benefit plan contributions	(341)	(251)	(958)	(1,816)
Changes in working capital
Accounts receivable	860	65,592	(40,940)	89,102
Inventories	20,639	8,543	25,234	(19,011)
Accounts payable and accrued expenses	(43,527)	(100,449)	(25,419)	(107,630)
Other	(13,934)	(11,290)	(8,461)	(12,265)
Net cash from (used in) operating activities	(13,945)	(25,334)	19,046	(60,286)
Cash flows from (used in) investing activities
Purchase of property, plant and equipment	(27,264)	(37,391)	(63,608)	(110,302)
Proceeds on sale of property, plant and equipment	3,665	1,040	5,210	3,172
Acquisition, net of cash acquired	—	—	—	(82,100)
Property insurance proceeds	773	2,727	773	5,437
Proceeds from government grants	—	4,642	787	4,642
Other	(77)	(324)	(3,703)	(531)
Net cash from (used in) investing activities	(22,903)	(29,306)	(60,541)	(179,682)
Cash flows from (used in) financing activities
Proceeds from issuance of senior notes	—	200,000	—	200,000
Proceeds from (repayment of) revolving credit facilities, net	20,330	(3,129)	(15,510)	51,278
Dividend payments	(5,015)	(4,989)	(10,029)	(9,971)
Payment of debt issuance costs	—	(4,552)	—	(4,552)
Payment of finance lease obligations	(2,564)	(2,058)	(7,440)	(5,845)
Other	(23)	(114)	(752)	(343)
Net cash from (used in) financing activities	12,728	185,158	(33,731)	230,567
Effect of exchange rate changes on cash and cash equivalents	(58)	(131)	229	(906)
Net increase (decrease) in cash and cash equivalents	(24,178)	130,387	(74,997)	(10,307)
Cash and cash equivalents, beginning of period	263,173	213,338	313,992	354,032
Cash and cash equivalents, end of period	$238,995	$343,725	$238,995	$343,725

Supplemental cash flow disclosure:
Cash paid for interest	$33,383	$40,045	$84,912	$76,906
Cash paid for income taxes	$4,510	$45,047	$17,205	$48,281
Supplemental schedule of non-cash investing and financing activities:
Leased production and other equipment	$1,845	$959	$10,490	$2,090

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

Recently Adopted Accounting Pronouncements

Reference Rate Reform

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-04, which provides optional guidance for a limited time to ease the potential burden associated with transitioning away from reference rates that are expected to be discontinued. These amendments were effective immediately and to be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. In March 2021, the FASB deferred the expiration date to December 31, 2024. The Company has applied this guidance to account for contract modifications that are related to replacement of eligible reference rates. The Company does not expect the adoption of ASU 2020-04 to have a material impact to the Company’s financial position or results of operations.

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

In the first quarter of 2024, a non-cash loss in the Interim Consolidated Statements of Operations of $23,645 was recognized as the estimated proceeds, comprised of inventory, were less than the net carrying amount of the disposal group. The disposal group includes the equity investment and the actuarial gains related to a defined benefit pension plan recognized in accumulated other comprehensive loss. The estimated fair value of the proceeds was determined using Level 2 inputs based on the market value of inventory.

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

FORM 10-Q

QUARTERLY REPORT - PAGE 8

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

The following summarizes the major classes of assets and liabilities classified as held for sale as of September 30, 2024.

September 30, 2024
Cash and cash equivalents	$2,473
Accounts receivable, net	905
Inventories	19,426
Property, plant and equipment, net	11,214
Operating lease right-of-use-assets	4,458
Sandalwood tree plantations	29,918
Loss recognized on classification as held for sale	(33,734)
Impact of changes in foreign exchange rate	(537)
Assets held for sale	$34,123

Accounts payable and other	$2,858
Operating lease liabilities	4,110
Liabilities associated with assets held for sale	$6,968

Note 4. Inventories

Inventories as of September 30, 2024 and December 31, 2023, were comprised of the following:

	September 30, 2024	December 31, 2023
Raw materials	$148,943	$127,126
Finished goods	105,855	144,407
Spare parts and other	137,346	142,628
	$392,144	$414,161

For the three months ended September 30, 2024, as a result of low hardwood pulp prices, the Company recorded an inventory impairment charge of $4,000 against raw materials inventory at the Peace River mill.

For the three months ended September 30, 2023, the Company recorded a net inventory impairment recovery of $10,000 related to the reversal of impairment charges taken earlier in 2023 as prices for pulp improved. For the nine months ended September 30, 2023, as a result of low pulp prices and high per unit fiber costs for the Canadian mills, the Company recorded net inventory impairment charges of $56,600.

The inventory impairment charges and recovery are recorded in "Cost of sales, excluding depreciation and amortization" in the Interim Consolidated Statements of Operations.

Note 5. Goodwill

September 30, 2024
Balance as of January 1, 2024	$35,381
Goodwill impairment	(34,277)
Impact of changes in foreign exchange rate	(1,104)
Balance as of September 30, 2024	$—

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

In conjunction with the interim goodwill impairment test, the Company performed an impairment test as of June 30, 2024 on the Torgau facility asset group which was comprised of its long-lived assets, including the goodwill prior to the impairment, which had a combined carrying value of approximately $256,409. The Company compared the carrying value of the asset group to its estimated future undiscounted cash flows. The carrying value of the asset group was less than the undiscounted cash flows and no impairment was recognized. An impairment assessment requires management to apply judgment in estimating the future cash flows. The significant estimates in the future cash flows include periods of operation, projections of product pricing, production levels, fiber and other production costs and maintenance spending.

Note 6. Accounts Payable and Other

Accounts payable and other as of September 30, 2024 and December 31, 2023, were comprised of the following:

	September 30, 2024	December 31, 2023
Trade payables	$57,234	$61,099
Accrued expenses	98,443	87,413
Interest payable	24,992	34,542
Income tax payable	18,600	21,807
Payroll-related accruals	33,241	27,512
Deposits for mass timber sales contracts (a)	4,146	15,262
Wastewater fee (b)	8,512	6,721
Finance lease liability	9,679	7,664
Operating lease liability	3,401	4,043
Other	13,410	12,923
	$271,658	$278,986

(a)
Revenues recognized for the nine months ended September 30, 2024 and 2023 from amounts recorded as deposits, advances or progress billings within "Accounts payable and other" at the beginning of each year were $15,262 and $nil, respectively.
(b)
The Company is required to pay certain fees based on wastewater emissions at its German mills. Accrued fees can be reduced upon the mills’ demonstration of reduced wastewater emissions.

FORM 10-Q

QUARTERLY REPORT - PAGE 10

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Note 7. Debt

Debt as of September 30, 2024 and December 31, 2023, was comprised of the following:

	Maturity	September 30, 2024	December 31, 2023
Senior notes (a)
5.500% senior notes	2026	$300,000	$300,000
12.875% senior notes	2028	200,000	200,000
5.125% senior notes	2029	875,000	875,000

Credit arrangements
€370.1 million German joint revolving credit facility (b)	2027	173,538	161,330
C$160.0 million Canadian joint revolving credit facility (c)	2027	19,631	47,255
€2.6 million demand loan (d)		—	—

Finance lease liability		51,955	48,349
		1,620,124	1,631,934
Less: unamortized senior note issuance costs		(12,561)	(14,845)
Less: finance lease liability due within one year		(9,679)	(7,664)
		$1,597,884	$1,609,425

The maturities of the principal portion of the senior notes and credit arrangements as of September 30, 2024 were as follows:

Senior Notes and Credit Arrangements
2025	$—
2026	300,000
2027	193,169
2028	200,000
2029	875,000
Thereafter	—
$1,568,169

Certain of the Company's debt instruments were issued under agreements which, among other things, may limit its ability and the ability of its subsidiaries to make certain payments, including dividends. These limitations are subject to specific exceptions. As of September 30, 2024, the Company was in compliance with the terms of its debt agreements.

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

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

In October 2024, the Company completed an add-on offering of $200,000 of the existing 2028 Senior Notes. The new issuance was at a 103.000% premium to their principal amount, for a yield to worst of 11.624%. The proceeds and cash on hand were used to redeem $300,000 in principal amount of 2026 Senior Notes.

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

(b)
A €370.1 million joint revolving credit facility for the German mills that matures in September 2027. Borrowings under the facility are unsecured and bear interest at Euribor plus a variable margin ranging from 1.40% to 2.35% dependent on conditions including but not limited to a prescribed leverage ratio. The facility is sustainability linked whereby the interest rate margin is subject to upward or downward adjustments of up to 0.05% per annum if the Company achieves, or fails to achieve, certain specified sustainability targets. As of September 30, 2024, approximately €155.0 million ($173,538) of this facility was drawn and accruing interest at a rate of 4.896%, approximately €13.6 million ($15,200) was supporting bank guarantees and approximately €201.5 million ($225,654) was available.
(c)
A C$160.0 million joint revolving credit facility for the Celgar mill, Peace River mill and certain other Canadian subsidiaries that matures in January 2027. The facility is available by way of: (i) Canadian dollar denominated advances, which bear interest at a designated prime rate per annum; (ii) Canadian dollar denominated advances, which bear interest at the applicable Adjusted Term Canadian Overnight Repo Rate Average (“CORRA”) plus 1.20% to 1.45% per annum; (iii) dollar denominated base rate advances at the greater of the federal funds rate plus 0.50%, an Adjusted Term Secured Overnight Financing Rate (“SOFR”) for a one month tenor plus 1.00% and the bank’s applicable reference rate for dollar denominated loans; and (iv) dollar SOFR advances, which bear interest at the applicable Adjusted Term SOFR plus 1.20% to 1.45% per annum. As of September 30, 2024, approximately C$26.5 million ($19,631) of this facility was drawn and accruing interest at a rate of 5.792%, approximately C$0.6 million ($477) was supporting letters of credit and approximately C$120.9 million ($89,530) was available.

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

(d)
A €2.6 million demand loan for the Rosenthal mill that does not have a maturity date. Borrowings under this facility are unsecured and bear interest at the rate of the three-month Euribor plus 2.50%. As of September 30, 2024, approximately €2.6 million ($2,857) of this facility was supporting bank guarantees and approximately $nil was available.

FORM 10-Q

QUARTERLY REPORT - PAGE 12

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Note 8. Pension and Other Post-Retirement Benefit Obligations

Defined Benefit Plans

Pension benefits are based on employees' earnings and years of service. The defined benefit plans are funded by contributions from the Company based on actuarial estimates and statutory requirements. The components of the net benefit costs for the Celgar and Peace River defined benefit plans, in aggregate for the three and nine months ended September 30, 2024 and 2023 were as follows:

	Three Months Ended September 30,
	2024		2023
	Pension	Other Post- Retirement Benefits	Pension	Other Post- Retirement Benefits
Service cost	$689	$31	$603	$29
Interest cost	970	116	1,175	124
Expected return on plan assets	(1,304)	—	(1,391)	—
Amortization of unrecognized items	21	(206)	324	(243)
Net benefit costs (gains)	$376	$(59)	$711	$(90)

	Nine Months Ended September 30,
	2024		2023
	Pension	Other Post- Retirement Benefits	Pension	Other Post- Retirement Benefits
Service cost	$2,073	$94	$1,803	$88
Interest cost	2,916	348	3,515	372
Expected return on plan assets	(4,021)	—	(4,382)	—
Amortization of unrecognized items	165	(617)	848	(726)
Net benefit costs (gains)	$1,133	$(175)	$1,784	$(266)

The components of the net benefit costs (gains) other than service cost are recorded in “Other income (expenses)” in the Interim Consolidated Statements of Operations. The amortization of unrecognized items relates to actuarial losses (gains) and prior service costs.

Defined Contribution Plan

Effective December 31, 2008, the defined benefit plans at the Celgar mill were closed to new members and the service accrual ceased. Effective January 1, 2009, the members began to receive pension benefits, at a fixed contractual rate, under a new defined contribution plan. During the three and nine months ended September 30, 2024, the Company made contributions of $312 and $950, respectively, to this plan (2023 – $772 and $1,105).

Multiemployer Plan

The Company participates in a multiemployer plan for the hourly-paid employees at the Celgar mill. The contributions to the plan are determined based on a percentage of pensionable earnings pursuant to a collective bargaining agreement. The Company has no current or future contribution obligations in excess of the contractual contributions. During the three and nine months ended September 30, 2024, the Company made contributions of $624 and $1,758, respectively, to this plan (2023 – $807 and $1,721).

FORM 10-Q

QUARTERLY REPORT - PAGE 13

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Note 9. Income Taxes

Differences between the U.S. Federal statutory rate and the Company's effective tax rate for the three and nine months ended September 30, 2024 and 2023 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
U.S. Federal statutory rate	21%	21%	21%	21%
Income tax recovery using U.S. Federal statutory rate on loss before income taxes	$3,713	$4,616	$22,485	$38,575
Tax differential on foreign loss	36	1,394	2,931	7,669
Effect of foreign earnings (a)	(324)	—	(8,130)	—
Valuation allowance	(2,071)	(8,223)	3,088	(22,342)
Tax benefit of partnership structure	1,804	783	2,476	2,349
Non-taxable foreign subsidies	594	600	1,770	2,644
Non-deductible goodwill impairment	(55)	—	(10,294)	—
True-up of prior year taxes	511	(7,200)	(2,178)	(2,723)
Annual effective tax rate adjustment	(4,700)	4,000	(9,000)	—
Non-taxable portion of capital gain	—	—	1,460	—
Other, net	612	46	614	2,679
Income tax recovery (provision)	$120	$(3,984)	$5,222	$28,851
Comprised of:
Current income tax recovery (provision)	$(14,283)	$5,536	$(15,285)	$(5,678)
Deferred income tax recovery (provision)	14,403	(9,520)	20,507	34,529
Income tax recovery (provision)	$120	$(3,984)	$5,222	$28,851

(a)
Primarily relates to the impact of the global intangible low-taxed income provision in the Tax Cuts and Jobs Act of 2017.

Note 10. Shareholders' Equity

Dividends

During the nine months ended September 30, 2024, the Company's board of directors declared the following quarterly dividends:

Date Declared	Dividend Per Common Share	Amount
February 15, 2024	$0.075	$5,014
May 9, 2024	0.075	5,015
August 8, 2024	0.075	5,015
	$0.225	$15,044

On October 31, 2024, the Company's board of directors declared a quarterly dividend of $0.075 per common share. Payment of the dividend will be made on December 26, 2024 to all shareholders of record on December 18, 2024. Future dividends are subject to approval by the board of directors and may be adjusted as business and industry conditions warrant.

FORM 10-Q

QUARTERLY REPORT - PAGE 14

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Stock Based Compensation

The Company's stock incentive plan consists of stock options, restricted stock units (“RSUs”), deferred stock units (“DSUs”), restricted shares, performance shares, performance share units (“PSUs”) and stock appreciation rights. During the three and nine months ended September 30, 2024, there were no issued and outstanding stock options, RSUs, performance shares or stock appreciation rights. As of September 30, 2024, after factoring in all allocated shares, there remain approximately 0.7 million common shares available for grant.

DSUs are comprised of grants which are settled in shares (“Equity DSUs”) and grants which are settled in cash based on the quoted price of the Company's common shares on the redemption date (“Cash Only DSUs”).

The following table summarizes PSU activity during the period:

Number of PSUs
Outstanding as of January 1, 2024	3,672,227
Granted	2,330,672
Vested and issued	(324,854)
Forfeited	(850,026)
Outstanding as of September 30, 2024	4,828,019

The following table summarizes restricted share and DSU activity during the period:

	Equity Based Awards		Liability Based Awards
	Number of Restricted Shares	Number of Equity DSUs	Number of Cash Only DSUs
Outstanding as of January 1, 2024	54,227	27,591	59,677
Granted	21,054	50,397	31,581
Vested	(54,227)	(27,591)	(59,677)
Outstanding as of September 30, 2024	21,054	50,397	31,581

Note 11. Net loss Per Common Share

The reconciliation of basic and diluted net loss per common share for the three and nine months ended September 30, 2024 and 2023 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net loss
Basic and diluted	$(17,559)	$(25,956)	$(101,848)	$(154,840)

Net loss per common share
Basic	$(0.26)	$(0.39)	$(1.53)	$(2.33)
Diluted	$(0.26)	$(0.39)	$(1.53)	$(2.33)

Weighted average number of common shares outstanding:
Basic (a)	66,849,720	66,470,639	66,769,810	66,385,886
Diluted	66,849,720	66,470,639	66,769,810	66,385,886

(a)
For the three and nine months ended September 30, 2024, the weighted average number of common shares outstanding excludes 21,054 restricted shares which have been granted, but have not vested as of September 30, 2024 (2023 – 54,227 restricted shares).

FORM 10-Q

QUARTERLY REPORT - PAGE 15

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

The calculation of diluted net loss per common share does not assume the exercise of any instruments that would have an anti-dilutive effect on net loss per common share. Instruments excluded from the calculation of net loss per common share because they were anti-dilutive for the three and nine months ended September 30, 2024 and 2023 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
PSUs	4,828,019	3,681,297	4,828,019	3,681,297
Restricted shares	21,054	54,227	21,054	54,227
Equity DSUs	93,760	44,155	93,760	44,155

Note 12. Accumulated Other Comprehensive Loss

The change in the accumulated other comprehensive loss by component (net of tax) for the three and nine months ended September 30, 2024 and 2023 was as follows:

	Foreign Currency Translation Adjustments	Defined Benefit Pension and Other Post-Retirement Benefit Items	Total
Three Months Ended September 30:
Balance as of June 30, 2024	$(197,685)	$14,396	$(183,289)
Other comprehensive income before reclassifications	50,358	—	50,358
Amounts reclassified	—	(185)	(185)
Other comprehensive income (loss)	50,358	(185)	50,173
Balance as of September 30, 2024	$(147,327)	$14,211	$(133,116)

Balance as of June 30, 2023	$(164,199)	$15,164	$(149,035)
Other comprehensive loss before reclassifications	(38,439)	—	(38,439)
Amounts reclassified	—	81	81
Other comprehensive income (loss)	(38,439)	81	(38,358)
Balance as of September 30, 2023	$(202,638)	$15,245	$(187,393)

Nine Months Ended September 30:
Balance as of December 31, 2023	$(145,605)	$18,934	$(126,671)
Other comprehensive loss before reclassifications	(1,722)	(90)	(1,812)
Amounts reclassified	—	(452)	(452)
Other comprehensive loss	(1,722)	(542)	(2,264)
Disposal of investment in joint venture	—	(4,181)	(4,181)
Balance as of September 30, 2024	$(147,327)	$14,211	$(133,116)

Balance as of December 31, 2022	$(195,085)	$15,123	$(179,962)
Other comprehensive loss before reclassifications	(7,553)	—	(7,553)
Amounts reclassified	—	122	122
Other comprehensive income (loss)	(7,553)	122	(7,431)
Balance as of September 30, 2023	$(202,638)	$15,245	$(187,393)

FORM 10-Q

QUARTERLY REPORT - PAGE 16

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Note 13. Related Party Transactions

The Company enters into related party transactions with its joint ventures. For the three and nine months ended September 30, 2024 and prior to the disposal of the investment in the CPP joint venture in the first quarter of 2024, pulp purchases from the CPP mill, which were transacted at the CPP mill's cost were $nil and $19,707, respectively, (2023 – $24,016 and $73,411).

For the three and nine months ended September 30, 2024, services from the Company's 50% owned logging and chipping operation, which are transacted at arm's length negotiated prices, were $904 and $5,099, respectively, (2023 – $729 and $9,168) and as of September 30, 2024, the Company had a receivable balance from the operation of $1,227 (December 31, 2023 – receivable of $1,912).

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

FORM 10-Q

QUARTERLY REPORT - PAGE 17

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Information about certain segment data for the three and nine months ended September 30, 2024 and 2023 was as follows:

Three Months Ended September 30, 2024	Pulp	Solid Wood	Corporate and Other	Consolidated
Revenues from external customers	$373,268	$125,093	$3,780	$502,141
Operating income (loss)	$25,994	$(14,674)	$(2,479)	$8,841
Depreciation and amortization	$28,651	$12,741	$222	$41,614
Revenues by major products
Pulp	$354,176	$—	$—	$354,176
Lumber	—	49,093	—	49,093
Energy and chemicals	19,092	2,593	3,780	25,465
Manufactured products (a)	—	35,798	—	35,798
Pallets	—	26,525	—	26,525
Biofuels (b)	—	9,262	—	9,262
Wood residuals	—	1,822	—	1,822
Total revenues	$373,268	$125,093	$3,780	$502,141
Revenues by geographical markets (c)
U.S.	$38,706	$56,766	$776	$96,248
Foreign countries
Germany	83,035	46,610	241	129,886
China	143,711	511	—	144,222
Other countries	107,816	21,206	2,763	131,785
	334,562	68,327	3,004	405,893
Total revenues	$373,268	$125,093	$3,780	$502,141
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

FORM 10-Q

QUARTERLY REPORT - PAGE 19

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Nine Months Ended September 30, 2024	Pulp	Solid Wood	Corporate and Other	Consolidated
Revenues from external customers	$1,173,043	$374,354	$7,558	$1,554,955
Operating income (loss)	$47,922	$(72,059)	$(11,249)	$(35,386)
Depreciation and amortization	$83,217	$38,078	$664	$121,959
Total assets	$1,583,382	$659,064	$260,153	$2,502,599
Revenues by major products
Pulp	$1,109,279	$—	$—	$1,109,279
Lumber	—	158,885	—	158,885
Energy and chemicals	63,764	11,732	7,558	83,054
Manufactured products (a)	—	87,892	—	87,892
Pallets	—	81,286	—	81,286
Biofuels (b)	—	28,671	—	28,671
Wood residuals	—	5,888	—	5,888
Total revenues	$1,173,043	$374,354	$7,558	$1,554,955
Revenues by geographical markets (c)
U.S.	$122,317	$158,094	$2,201	$282,612
Foreign countries
Germany	247,777	148,985	601	397,363
China	425,857	1,710	—	427,567
Other countries	377,092	65,565	4,756	447,413
	1,050,726	216,260	5,357	1,272,343
Total revenues	$1,173,043	$374,354	$7,558	$1,554,955
(a)
Manufactured products primarily includes cross-laminated timber, glulam and finger joint lumber.
(b)
Biofuels includes pellets and briquettes.
(c)
Sales are attributed to countries based on the ship-to location provided by the customer.

FORM 10-Q

QUARTERLY REPORT - PAGE 20

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Nine Months Ended September 30, 2023	Pulp	Solid Wood	Corporate and Other	Consolidated
Revenues from external customers	$1,151,948	$366,611	$4,791	$1,523,350
Operating loss	$(49,507)	$(69,252)	$(13,620)	$(132,379)
Depreciation and amortization	$83,368	$44,541	$787	$128,696
Revenues by major products
Pulp	$1,061,933	$—	$—	$1,061,933
Lumber	—	170,118	—	170,118
Energy and chemicals	90,015	16,523	4,791	111,329
Manufactured products (a)	—	42,643	—	42,643
Pallets	—	97,657	—	97,657
Biofuels (b)	—	29,764	—	29,764
Wood residuals	—	9,906	—	9,906
Total revenues	$1,151,948	$366,611	$4,791	$1,523,350
Revenues by geographical markets (c)
U.S.	$99,478	$131,520	$910	$231,908
Foreign countries
Germany	271,682	177,122	409	449,213
China	399,527	2,404	—	401,931
Other countries	381,261	55,565	3,472	440,298
	1,052,470	235,091	3,881	1,291,442
Total revenues	$1,151,948	$366,611	$4,791	$1,523,350
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

Revenues between segments are accounted for at prices that approximate fair value. These include revenues from the sale of residual fiber from the solid wood segment to the pulp segment for use in pulp production and from the sale of residual fuel from the pulp segment to the solid wood segment for use in energy production. For the three and nine months ended September 30, 2024, the pulp segment sold $323 and $594, respectively, of residual fuel to the solid wood segment (2023 – $221 and $765) and the solid wood segment sold $7,689 and $26,560, respectively, of residual fiber to the pulp segment (2023 – $10,267 and $32,408).

FORM 10-Q

QUARTERLY REPORT - PAGE 21

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Note 15. Financial Instruments and Fair Value Measurement

Due to their short-term maturity, the carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable and other approximates their fair value. The estimated fair values of the Company's outstanding debt under the fair value hierarchy as of September 30, 2024 and December 31, 2023 were as follows:

	Fair value measurements as of
		September 30, 2024 using:
Description	Level 1	Level 2	Level 3	Total
Revolving credit facilities	$—	$193,169	$—	$193,169
Senior notes	—	1,250,948	—	1,250,948
	$—	$1,444,117	$—	$1,444,117

	Fair value measurements as of
		December 31, 2023 using:
Description	Level 1	Level 2	Level 3	Total
Revolving credit facilities	$—	$208,585	$—	$208,585
Senior notes	—	1,257,426	—	1,257,426
	$—	$1,466,011	$—	$1,466,011

The carrying value of the revolving credit facilities classified as Level 2 approximates the fair value as the variable interest rates reflect current interest rates for financial instruments with similar characteristics and maturities.

The fair value of the senior notes classified as Level 2 was determined using quoted prices in a dealer market, or using recent market transactions. The Company's senior notes are not carried at fair value in the Interim Consolidated Balance Sheets as of September 30, 2024 or December 31, 2023. However, fair value disclosure is required. The carrying value of the Company's senior notes, net of unamortized note issuance costs, was $1,362,439 as of September 30, 2024 (December 31, 2023 – $1,360,155).

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

The Company’s exposure to credit losses may increase if its customers' production and other costs are adversely affected by inflation and interest rate levels. Although the Company has historically not experienced significant credit losses, it is possible that there could be a material adverse impact from potential adjustments of the carrying amount of trade receivables if the cash flows of the Company’s customers are adversely impacted by inflation and interest rate levels. As of September 30, 2024, the Company has not had significant credit losses.

As of September 30, 2024, the carrying amount of cash and cash equivalents of $238,995 and accounts receivable of $352,548 recorded in the Interim Consolidated Balance Sheet, net of any allowances for losses, represent the Company’s maximum exposure to credit risk.

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

FORM 10-Q

QUARTERLY REPORT - PAGE 23

NON-GAAP FINANCIAL MEASURES

This quarterly report on Form 10-Q contains “non-GAAP financial measures”, that is, financial measures that either exclude or include amounts that are not excluded or included in the most directly comparable measure calculated and presented in accordance with the generally accepted accounting principles in the United States, referred to as “GAAP”. Specifically, we make use of the non-GAAP financial measure “Operating EBITDA”.

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

Operating EBITDA does not reflect the impact of a number of items that affect our net loss, including financing costs and the effect of derivative instruments. Operating EBITDA is not a measure of financial performance under GAAP, and should not be considered as an alternative to net loss or operating income (loss) as a measure of performance, or as an alternative to net cash from (used in) operating activities as a measure of liquidity. Operating EBITDA is an internal measure and therefore may not be comparable to other companies.

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

FORM 10-Q

QUARTERLY REPORT - PAGE 24

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this document: (i) unless the context otherwise requires, references to “we”, “our”, “us”, the “Company” or “Mercer” mean Mercer International Inc. and its subsidiaries; (ii) references to “Mercer Inc.” mean the Company excluding its subsidiaries; (iii) information is provided as of September 30, 2024, unless otherwise stated; (iv) our reporting currency is dollars and references to “€” mean euros and “C$” mean Canadian dollars; (v) “ADMTs” mean air-dried metric tonnes; (vi) “CLT” mean cross-laminated timber; (vii) “glulam” mean glue-laminated timber; (viii) “m3” mean cubic meters; (ix) “NBSK” mean northern bleached softwood kraft; (x) “NBHK” mean northern bleached hardwood kraft; (xi) “MW” mean megawatts and “MWh” mean megawatt hours; (xii) “Mfbm” mean thousand board feet of lumber and “MMfbm” mean million board feet of lumber; and (xiii) our lumber metrics are converted from m3 to Mfbm using a conversion ratio of 1.6 m3 of lumber equaling one Mfbm, which is the ratio commonly used in the industry.

Due to rounding, numbers presented throughout this report may not add up precisely to totals we provide and percentages may not precisely reflect the absolute figure.

The following discussion and analysis of our results of operations and financial condition for the three and nine months ended September 30, 2024 should be read in conjunction with our Interim Consolidated Financial Statements and related notes included in this quarterly report, as well as our most recent annual report on Form 10-K for the fiscal year ended December 31, 2023 filed with the Securities and Exchange Commission, referred to as the “SEC”.

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

Current Market Environment

In the third quarter of 2024, we continued to benefit from strong softwood pulp markets as prices remained mostly stable during a period of traditionally weaker seasonal demand. In the third quarter of 2024, hardwood prices decreased in China when compared to the second quarter of 2024 as the market absorbed increased hardwood capacity. In the third quarter of 2024, our lumber sales realizations were slightly down compared to the second quarter of 2024 as a result of continued weakness in both the U.S. and Europe.

As of September 30, 2024, the third party industry quoted NBSK pulp list price in Europe and North America were approximately $1,535 per ADMT and $1,735 per ADMT, respectively, and the third party industry quoted NBSK pulp net price in China was approximately $754 per ADMT. Prices for China are net of discounts, allowances and rebates.

As we move into the fourth quarter of 2024, we currently expect relatively stable pulp sales realizations as somewhat weaker demand is offset by continued supply constraints.

FORM 10-Q

QUARTERLY REPORT - PAGE 25

In our solid wood segment, we currently expect U.S. and European lumber prices to increase in the fourth quarter of 2024 due to modestly stronger demand and reduced supply and pallet prices to remain flat due to weak economic conditions in Europe. We currently expect relatively steady mass timber prices in the fourth quarter of 2024.

Per unit fiber costs for the pulp and solid wood segments were flat in the third quarter of 2024 compared to the second quarter of 2024. For the fourth quarter of 2024, we currently expect relatively stable per unit fiber costs in our pulp segment and modestly higher per unit fiber costs in our solid wood segment due to strong demand.

Summary Financial Highlights

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands, other than per share amounts)
Statement of Operations Data
Pulp segment revenues	$373,268	$348,853	$1,173,043	$1,151,948
Solid wood segment revenues	125,093	119,547	374,354	366,611
Corporate and other revenues	3,780	2,421	7,558	4,791
Total revenues	$502,141	$470,821	$1,554,955	$1,523,350

Pulp segment operating income (loss)	$25,994	$21,181	$47,922	$(49,507)
Solid wood segment operating loss	(14,674)	(19,690)	(72,059)	(69,252)
Corporate and other operating loss	(2,479)	(4,917)	(11,249)	(13,620)
Total operating income (loss)	$8,841	$(3,426)	$(35,386)	$(132,379)

Pulp segment depreciation and amortization	$28,651	$28,186	$83,217	$83,368
Solid wood segment depreciation and amortization	12,741	12,517	38,078	44,541
Corporate and other depreciation and amortization	222	250	664	787
Total depreciation and amortization	$41,614	$40,953	$121,959	$128,696

Operating EBITDA(1)	$50,455	$37,527	$144,495	$(3,683)
Loss on disposal of investment in joint venture	$—	$—	$23,645	$—
Goodwill impairment	$—	$—	$34,277	$—
Income tax recovery (provision)	$120	$(3,984)	$5,222	$28,851
Net loss	$(17,559)	$(25,956)	$(101,848)	$(154,840)
Net loss per common share
Basic	$(0.26)	$(0.39)	$(1.53)	$(2.33)
Diluted	$(0.26)	$(0.39)	$(1.53)	$(2.33)
Common shares outstanding at period end	66,871	66,525	66,871	66,525

(1)
The following table provides a reconciliation of net loss to operating income (loss) and Operating EBITDA for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Net loss	$(17,559)	$(25,956)	$(101,848)	$(154,840)
Income tax provision (recovery)	(120)	3,984	(5,222)	(28,851)
Interest expense	26,429	21,863	80,831	61,001
Other expenses (income)	91	(3,317)	(9,147)	(9,689)
Operating income (loss)	8,841	(3,426)	(35,386)	(132,379)
Add: Depreciation and amortization	41,614	40,953	121,959	128,696
Add: Loss on disposal of investment in joint venture	—	—	23,645	—
Add: Goodwill impairment	—	—	34,277	—
Operating EBITDA	$50,455	$37,527	$144,495	$(3,683)

FORM 10-Q

QUARTERLY REPORT - PAGE 26

Selected Production, Sales and Other Data

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Pulp Segment
Pulp production ('000 ADMTs)
NBSK	374.4	397.5	1,185.4	1,278.2
NBHK	41.4	82.5	191.0	179.7
Annual maintenance downtime ('000 ADMTs)	22.1	13.3	86.9	51.2
Annual maintenance downtime (days)	20	13	57	48
Pulp sales ('000 ADMTs)
NBSK	376.2	425.1	1,242.0	1,277.2
NBHK	72.6	62.1	205.8	182.8
Average NBSK pulp prices ($/ADMT)(1)
Europe	1,573	1,160	1,525	1,261
China	771	680	776	746
North America	1,762	1,293	1,633	1,493
Average NBHK pulp prices ($/ADMT)(1)
China	635	530	677	574
North America	1,467	1,023	1,376	1,274
Average pulp sales realizations ($/ADMT)(2)
NBSK	814	666	781	735
NBHK	632	530	650	642
Energy production ('000 MWh)(3)	509.8	524.4	1,580.2	1,597.4
Energy sales ('000 MWh)(3)	187.0	214.8	592.6	619.4
Average energy sales realizations ($/MWh)(3)	86	108	86	112
Solid Wood Segment
Lumber
Production (MMfbm)	122.5	94.4	360.9	350.7
Sales (MMfbm)	108.8	114.7	346.8	388.4
Average sales realizations ($/Mfbm)	451	443	458	438
Energy
Production and sales ('000 MWh)	17.9	39.0	90.2	121.4
Average sales realizations ($/MWh)	145	140	130	136
Manufactured products(4)
Production ('000 m3)	9.8	10.9	28.1	14.9
Sales ('000 m3)	9.9	11.0	25.0	21.4
Average sales realizations ($/m3)	3,463	1,752	3,260	1,672
Pallets
Production ('000 units)	2,525.5	2,895.1	8,129.7	8,522.5
Sales ('000 units)	2,446.7	2,765.3	7,933.4	8,590.4
Average sales realizations ($/unit)	11	10	10	11
Biofuels(5)
Production ('000 tonnes)	40.6	52.1	119.6	128.3
Sales ('000 tonnes)	43.5	38.7	132.1	105.0
Average sales realizations ($/tonne)	213	294	217	284
Average Spot Currency Exchange Rates
$ / €(6)	1.0987	1.0884	1.0870	1.0835
$ / C$(6)	0.7331	0.7458	0.7352	0.7433

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
(6)
Average Federal Reserve Bank of New York Noon Buying Rates over the reporting period.

FORM 10-Q

QUARTERLY REPORT - PAGE 27

Consolidated – Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023

Total revenues for the third quarter of 2024 increased by approximately 7% to $502.1 million from $470.8 million in the same quarter of 2023 primarily due to higher pulp and manufactured products sales realizations partially offset by lower overall sales volumes. Particularly, in the third quarter of 2024, pulp sales volumes were impacted by several unrelated events, including unscheduled downtime at our Peace River mill, a slower than normal maintenance start-up at our Stendal mill and isolated mechanical incidents at our Celgar mill.

Costs and expenses in the third quarter of 2024 increased by approximately 4% to $493.3 million from $474.2 million in the same quarter of 2023 driven by higher per unit fiber costs partially offset by lower pulp sales volumes. In the third quarter of 2024, we recorded a $4.0 million non-cash inventory impairment at our Peace River mill as a result of lower NBHK pulp prices. Per unit fiber costs increased relative to the third quarter of 2023 because the comparative period included the sale and revaluation of previously impaired inventory. After giving effect to such impairments, overall per unit fiber costs in the third quarter of 2024 decreased slightly compared to the same period of 2023.

In the third quarter of 2024, cost of sales depreciation and amortization was flat at $41.5 million compared to $40.9 million in the same quarter of 2023.

Selling, general and administrative expenses decreased slightly to $29.2 million in the third quarter of 2024 from $30.1 million in the same quarter of 2023 primarily due to lower employee compensation.

In the third quarter of 2024, our operating income was $8.8 million compared to an operating loss of $3.4 million in the same quarter of 2023 primarily as a result of higher pulp and manufactured products sales realizations partially offset by higher costs and expenses and lower pulp sales volumes as a result of unplanned downtime.

Interest expense increased by approximately 21% to $26.4 million in the third quarter of 2024 from $21.9 million in the same quarter of 2023 primarily due to the issuance in September 2023 of $200.0 million of 12.875% senior notes which mature on October 1, 2028 (the “2028 Senior Notes”).

In the third quarter of 2024, other expenses were $0.1 million compared to other income of $3.3 million in the same quarter of 2023. Other expenses in the third quarter of 2024 primarily consisted of foreign exchange losses on dollar denominated cash held at our operations as the dollar weakened at the end of the third quarter of 2024 mostly offset by interest earned on cash. In the third quarter of 2023, other income primarily consisted of interest earned on cash.

In the third quarter of 2024, we had an income tax recovery of $0.1 million, or an effective tax rate of 1%, and in the same quarter of 2023, we had an income tax provision of $4.0 million, on a loss before income taxes. Our effective tax rates were different from the statutory rates of the jurisdictions in which we operate as we do not recognize tax recoveries for certain entities which we do not expect to realize a tax benefit.

In the third quarter of 2024, our net loss was $17.6 million, or $0.26 per share, compared to $26.0 million, or $0.39 per share in the same quarter of 2023.

In the third quarter of 2024, Operating EBITDA increased by approximately 35% to $50.5 million from $37.5 million in the same quarter of 2023 primarily due to higher pulp and manufactured products sales realizations partially offset by higher costs and expenses and lower pulp sales volumes as a result of unplanned downtime.

Operating Results by Business Segment

None of the income or loss items following operating income (loss) in our Interim Consolidated Statements of Operations are allocated to our segments, since those items are reviewed separately by management.

FORM 10-Q

QUARTERLY REPORT - PAGE 28

Pulp Segment – Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023

Selected Financial Information

	Three Months Ended September 30,
	2024	2023
	(in thousands)
Pulp revenues	$354,176	$318,102
Energy and chemical revenues	$19,092	$30,751
Depreciation and amortization	$28,651	$28,186
Operating income	$25,994	$21,181

Pulp segment revenues, which includes pulp, energy and chemical revenues, in the third quarter of 2024 increased by approximately 7% to $373.3 million from $348.9 million in the same quarter of 2023 as higher pulp revenues were partially offset by lower energy and chemical revenues.

Pulp revenues in the third quarter of 2024 increased by approximately 11% to $354.2 million from $318.1 million in the same quarter of 2023 as a result of higher sales realizations partially offset by lower sales volumes.

Energy and chemical revenues in the third quarter of 2024 decreased by approximately 38% to $19.1 million from $30.8 million in the same quarter of 2023 primarily due to lower sales realizations and sales volumes.

Total pulp production in the third quarter of 2024 decreased by approximately 13% to 415,837 ADMTs compared with 479,924 ADMTs in the same quarter of 2023 as a result of the disposal of the CPP joint venture investment in the first quarter of 2024, unplanned downtime at the Peace River mill to complete necessary repairs to the mill’s digester after experiencing a mechanical failure, the impacts of a slower than normal maintenance start-up at our Stendal mill and isolated mechanical incidents at our Celgar mill, partially offset by the port strike related curtailment at the Celgar mill in the third quarter of 2023. In the third quarter of 2024, our pulp mills had 43 days of downtime (approximately 57,600 ADMTs) which included 20 days of planned annual maintenance and 23 days of unplanned downtime at the Peace River mill. In the third quarter of 2023, our pulp mills had 39 days of downtime (approximately 48,400 ADMTs) which included 13 days for planned annual maintenance downtime and 26 days for the curtailment at the Celgar mill.

The Peace River mill had an additional 12 days of unplanned downtime in the fourth quarter of 2024 in connection with the completion of repairs to the mill’s digester. We currently do not have any remaining planned annual maintenance downtime in the fourth quarter of 2024.

We estimate that annual maintenance downtime in the third quarter of 2024 adversely impacted our operating income by approximately $17.8 million, comprised of approximately $11.2 million in direct out-of-pocket expenses and the balance in reduced production. We estimate that unplanned downtime at the Peace River mill in the third quarter of 2024 adversely impacted our operating income by approximately $9.2 million in direct out-of-pocket expenses and reduced production.

Total pulp sales volumes in the third quarter of 2024 decreased by approximately 8% to 448,856 ADMTs from 487,199 ADMTs in the same quarter of 2023 primarily due to lower production.

In the third quarter of 2024, third party industry quoted average list prices for NBSK pulp increased in both Europe and North America from the same quarter of 2023. Third party industry quoted average net prices for NBSK pulp in China also increased from the same quarter of 2023. Average list prices for NBSK pulp in Europe and North America were approximately $1,573 per ADMT and $1,762 per ADMT, respectively, in the third quarter of 2024 compared to approximately $1,160 per ADMT and $1,293 per ADMT, respectively, in the same quarter of 2023. Average NBSK pulp net prices in China were approximately $771 per ADMT in the third quarter of 2024 compared to approximately $680 per ADMT in the same quarter of 2023. Prices quoted for China are net of discounts, allowances and rebates whereas quoted prices for Europe and North America are before applicable discounts, allowances and rebates.

FORM 10-Q

QUARTERLY REPORT - PAGE 29

Our average NBSK pulp sales realizations in the third quarter of 2024 increased by approximately 22% to $814 per ADMT from $666 per ADMT in the same quarter of 2023. In the third quarter of 2024, average NBHK pulp sales realizations increased by approximately 19% to $632 per ADMT from $530 per ADMT in the same quarter of 2023.

In the third quarter of 2024, primarily due to the effect of a weaker dollar on dollar denominated receivables held by our mills, we had a negative impact of approximately $5.9 million in operating income driven by foreign exchange compared to the same quarter of 2023.

Costs and expenses in the third quarter of 2024 increased by approximately 6% to $348.6 million from $327.9 million in the same quarter of 2023 primarily due to higher per unit fiber, maintenance and freight costs and the negative impact of a weaker dollar, partially offset by lower pulp sales volumes and lower per unit energy and chemical costs.

On average, in the third quarter of 2024, overall per unit fiber costs increased by approximately 25% compared to the same quarter of 2023. In the third quarter of 2024 we recorded a $4.0 million non-cash inventory impairment at our Peace River mill caused by low NBHK pulp prices. Per unit fiber costs increased relative to the third quarter of 2023 because the comparative period included the sale and revaluation of previously impaired inventory. After giving effect to such impairments, per unit fiber costs in the third quarter of 2024 decreased slightly compared to the same period of 2023. We currently expect relatively flat per unit fiber costs in the fourth quarter of 2024.

In the third quarter of 2024, transportation costs for our pulp segment increased by approximately 6% to $36.5 million from $34.3 million in the same quarter of 2023 driven by higher freight rates partially offset by lower pulp sales volumes.

In the third quarter of 2024, depreciation and amortization was relatively flat at $28.7 million compared to $28.2 million in the same quarter of 2023.

Pulp segment operating income increased by approximately 23% to $26.0 million in the third quarter of 2024 from $21.2 million in the same quarter of 2023 primarily due to higher pulp sales realizations partially offset by higher costs and expenses and lower sales volumes caused by unplanned downtime.

Solid Wood Segment – Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023

Selected Financial Information

	Three Months Ended September 30,
	2024	2023
	(in thousands)
Lumber revenues	$49,093	$50,815
Energy revenues	$2,593	$5,468
Manufactured products revenues(1)	$35,798	$20,850
Pallet revenues	$26,525	$28,807
Biofuels revenues(2)	$9,262	$11,387
Wood residuals revenues	$1,822	$2,220
Depreciation and amortization	$12,741	$12,517
Operating loss	$(14,674)	$(19,690)

(1)
Manufactured products primarily includes CLT, glulam and finger joint lumber.
(2)
Biofuels includes pellets and briquettes.

Solid wood segment revenues in the third quarter of 2024 increased by approximately 5% to $125.1 million from $119.5 million in the same quarter of 2023 due to higher manufactured products revenues partially offset by lower revenues from our other products.

Lumber revenues in the third quarter of 2024 modestly decreased to $49.1 million from $50.8 million in the same quarter of 2023 primarily as a result of lower sales volumes.

FORM 10-Q

QUARTERLY REPORT - PAGE 30

Energy, biofuels and wood residuals revenues in the third quarter of 2024 decreased by approximately 28% to $13.7 million from $19.1 million in the same quarter of 2023 primarily due to lower biofuels and wood residuals sales realizations and lower energy sales volumes.

In the third quarter of 2024, as a result of the continued ramp-up of our mass timber business, manufactured products revenues increased by approximately 71% to $35.8 million from $20.9 million in the same quarter of 2023.

Pallet revenues in the third quarter of 2024 decreased by approximately 8% to $26.5 million from $28.8 million in the same quarter of 2023 as a result of lower sales volumes as weak economic conditions in Europe negatively impacted demand.

Lumber production in the third quarter of 2024 increased by approximately 30% to 122.5 MMfbm from 94.4 MMfbm in the same quarter of 2023 primarily due to lower planned maintenance downtime and higher production at our Torgau facility.

Lumber sales volumes in the third quarter of 2024 decreased by approximately 5% to 108.8 MMfbm from 114.7 MMfbm in the same quarter of 2023 as a result of the timing of sales.

Average lumber sales realizations in the third quarter of 2024 increased to $451 per Mfbm from $443 per Mfbm in the same quarter of 2023 driven by a modest increase in demand in Europe. In the U.S. market, realized lumber prices decreased compared to the same quarter of 2023 due to weak demand. The U.S. market accounted for approximately 46% of our lumber revenues and approximately 43% of our lumber sales volumes in the third quarter of 2024. The majority of the balance of our lumber sales were to Europe.

Manufactured products sales realizations increased to $3,463 per m3 in the third quarter of 2024 from $1,752 per m3 in the same quarter of 2023 as a result of higher CLT and glulam sales realizations.

Fiber costs were approximately 70% of our lumber cash production costs in the third quarter of 2024. In the third quarter of 2024, per unit fiber costs for lumber production were relatively flat compared to the same quarter of 2023. We currently expect modestly increasing per unit fiber costs in the fourth quarter of 2024 due to strong demand.

In the third quarter of 2024, depreciation and amortization was relatively flat at $12.7 million compared to $12.5 million in the same quarter of 2023.

Transportation costs for our solid wood segment in the third quarter of 2024 decreased by approximately 9% to $12.6 million from $13.9 million in the same quarter of 2023 primarily as a result of lower sales volumes.

In the third quarter of 2024, our solid wood segment had an operating loss of $14.7 million compared to $19.7 million in the same quarter of 2023 primarily due to the higher mass timber sales realizations partially offset by lower biofuels and wood residuals sales realizations.

Consolidated – Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023

Total revenues for the nine months ended September 30, 2024 modestly increased to $1,555.0 million from $1,523.4 million in the same period of 2023 as higher pulp, manufactured products and lumber sales realizations were mostly offset by lower sales realizations from our other products and lower lumber sales volumes.

In the nine months ended September 30, 2024, costs and expenses included a non-cash loss of $23.6 million in connection with the dissolution of the CPP joint venture and a non-cash goodwill impairment of $34.3 million related to the Torgau facility, which was recognized as a result of ongoing weakness in lumber, pallet and biofuels markets in Europe stemming from high interest rates and other economic conditions. We have achieved some of the planned synergies from the Torgau acquisition and expect to realize further synergies as market and economic conditions improve.

FORM 10-Q

QUARTERLY REPORT - PAGE 31

Costs and expenses in the nine months ended September 30, 2024 decreased by approximately 4% to $1,590.3 million from $1,655.7 million in the same period of 2023 primarily as a result of lower per unit fiber, energy and chemical costs and lower lumber and pulp sales volumes partially offset by higher planned maintenance downtime at our pulp mills, the non-cash goodwill impairment and the non-cash loss on disposal of the CPP joint venture investment.

In the nine months ended September 30, 2024, cost of sales depreciation and amortization decreased by approximately 5% to $121.8 million from $128.5 million in the same period of 2023 primarily due to the amortization in the first quarter of 2023 of an order backlog intangible asset acquired in the Torgau facility acquisition, which has been fully amortized.

Selling, general and administrative expenses decreased by approximately 6% to $90.6 million in the nine months ended September 30, 2024 from $96.4 million in the same period of 2023 primarily as a result of lower employee compensation and consulting fees.

In the nine months ended September 30, 2024, our operating loss was $35.4 million compared to $132.4 million in the same period of 2023 primarily due to lower per unit fiber and other production costs and higher pulp, manufactured products and lumber sales realizations partially offset by lower sales realizations from our other products, higher planned maintenance downtime, the non-cash goodwill impairment and the non-cash loss on disposal of the CPP joint venture investment.

Interest expense in the nine months ended September 30, 2024 increased by approximately 32% to $80.8 million from $61.0 million in the same period of 2023 primarily as a result of the issuance of $200.0 million of 2028 Senior Notes in September 2023.

In the nine months ended September 30, 2024, other income decreased by approximately 6% to $9.1 million from $9.7 million in the same period of 2023. Other income in the nine months ended September 30, 2024 and 2023 primarily consisted of interest earned on cash.

During the nine months ended September 30, 2024, we had an income tax recovery of $5.2 million, or an effective tax rate of 5% primarily due to the non-deductibility of the non-cash goodwill impairment and because we do not recognize a tax recovery for certain entities which we do not expect to realize a tax benefit. In the same period of 2023, we had an income tax recovery of $28.9 million, or an effective tax rate of 16% as we did not recognize a tax recovery for certain entities which we did not expect to realize a tax benefit.

In the nine months ended September 30, 2024, our net loss was $101.8 million, or $1.53 per share, compared to $154.8 million, or $2.33 per share in the same period of 2023. The net loss in the nine months ended September 30, 2024 included the non-cash goodwill impairment of $34.3 million, or $0.51 per share, and the non-cash loss of $23.6 million, or $0.35 per share, relating to the disposal of the CPP joint venture investment.

In the nine months ended September 30, 2024, Operating EBITDA increased to $144.5 million from negative Operating EBITDA of $3.7 million in the same period of 2023 primarily as a result of lower per unit fiber and other production costs and higher pulp, manufactured products and lumber sales realizations partially offset by lower sales realizations from our other products and higher planned maintenance downtime at our pulp mills.

Operating Results by Business Segment

None of the income or loss items following operating income (loss) in our Interim Consolidated Statements of Operations are allocated to our segments, since those items are reviewed separately by management.

FORM 10-Q

QUARTERLY REPORT - PAGE 32

Pulp Segment – Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023

Selected Financial Information

	Nine Months Ended September 30,
	2024	2023
	(in thousands)
Pulp revenues	$1,109,279	$1,061,933
Energy and chemical revenues	$63,764	$90,015
Depreciation and amortization	$83,217	$83,368
Operating income (loss)	$47,922	$(49,507)

Pulp segment revenues, which includes pulp, energy and chemical revenues, in the nine months ended September 30, 2024 modestly increased to $1,173.0 million compared to $1,151.9 million in the same period of 2023 as higher pulp revenues were offset by lower energy and chemical revenues.

Pulp revenues in the nine months ended September 30, 2024 increased by approximately 4% to $1,109.3 million from $1,061.9 million in the same period of 2023 as a result of higher sales realizations partially offset by lower sales volumes.

Energy and chemical revenues in the nine months ended September 30, 2024 decreased by approximately 29% to $63.8 million from $90.0 million in the same period of 2023 primarily due to lower sales realizations.

Total pulp production in the nine months ended September 30, 2024 decreased by approximately 6% to 1,376,436 ADMTs compared with 1,457,911 ADMTs in the same period of 2023 primarily as a result of the disposal of the CPP joint venture investment in the first quarter of 2024, the impacts of planned and unplanned downtime events partially offset by the market curtailment at the Peace River and CPP mills and the port strike related curtailment at the Celgar mill in the same period of 2023. In the nine months ended September 30, 2024, our pulp mills had 87 days of downtime (approximately 135,100 ADMTs) which included 57 days of planned annual maintenance, 23 days of unplanned downtime at our Peace River mill and seven additional days due to slower than expected start-up in the second quarter of 2024. In the nine months ended September 30, 2023, our pulp mills had 109 days of downtime (approximately 120,900 ADMTs) which included 48 days of planned annual maintenance and 61 days for curtailments at the Peace River, CPP and Celgar mills.

We estimate that annual maintenance downtime in the nine months ended September 30, 2024 adversely impacted our operating income by approximately $78.0 million, comprised of approximately $56.1 million in direct out-of-pocket expenses and the balance in reduced production. We estimate that unplanned downtime at the Peace River mill in the nine months ended September 30, 2024 adversely impacted our operating income by approximately $9.2 million in direct out-of-pocket expenses and reduced production.

Total pulp sales volumes in the nine months ended September 30, 2024 remained generally flat at 1,447,840 ADMTs from 1,460,050 ADMTs in the same period of 2023.

In the nine months ended September 30, 2024, third party industry quoted average list prices for NBSK pulp increased in both Europe and North America from the same period of 2023. Third party industry quoted average net prices for NBSK pulp in China increased in the nine months ended September 30, 2024 compared to the same period of 2023. Average list prices for NBSK pulp in Europe and North America were approximately $1,525 per ADMT and $1,633 per ADMT, respectively, in the nine months ended September 30, 2024 compared to approximately $1,261 per ADMT and $1,493 per ADMT, respectively, in the same period of 2023. Average NBSK net prices in China were approximately $776 per ADMT in the nine months ended September 30, 2024 compared to approximately $746 per ADMT in the same period of 2023. Prices quoted for China are net of discounts, allowances and rebates whereas quoted prices for Europe and North America are before applicable discounts, allowances and rebates.

Our average NBSK pulp sales realizations in the nine months ended September 30, 2024 increased by approximately 6% to $781 per ADMT from $735 per ADMT in the same period of 2023. In the nine months ended September 30, 2024, average NBHK pulp sales realizations modestly increased to $650 per ADMT from $642 per ADMT in the same period of 2023.

FORM 10-Q

QUARTERLY REPORT - PAGE 33

In the nine months ended September 30, 2024, primarily as a result of the effect of a strengthening dollar on our Canadian dollar denominated costs and expenses, we had a positive impact of approximately $5.1 million in operating income due to foreign exchange compared to the same period of 2023.

Costs and expenses in the nine months ended September 30, 2024 decreased by approximately 6% to $1,129.1 million from $1,202.2 million in the same period of 2023 primarily as a result of lower per unit fiber, chemical and energy costs and lower pulp sales volumes partially offset by higher planned maintenance downtime and the non-cash loss on disposal of the CPP joint venture investment of $23.6 million.

On average, in the nine months ended September 30, 2024, overall per unit fiber costs, after giving effect to impairments, decreased by approximately 12% from the same period of 2023 due to stable supply.

Transportation costs for our pulp segment in the nine months ended September 30, 2024 modestly decreased to $113.9 million from $118.0 million in the same period of 2023 primarily driven by lower freight rates.

In the nine months ended September 30, 2024, depreciation and amortization was flat at $83.2 million compared to $83.4 million in the same period of 2023.

In the nine months ended September 30, 2024, our pulp segment operating income increased to $47.9 million from an operating loss of $49.5 million in the same period of 2023 primarily as a result of higher pulp sales realizations and lower per unit fiber and other production costs partially offset by higher planned maintenance downtime and the non-cash loss on disposal of the CPP joint venture investment.

Solid Wood Segment – Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023

Selected Financial Information

	Nine Months Ended September 30,
	2024	2023
	(in thousands)
Lumber revenues	$158,885	$170,118
Energy revenues	$11,732	$16,523
Manufactured products revenues(1)	$87,892	$42,643
Pallet revenues	$81,286	$97,657
Biofuels revenues(2)	$28,671	$29,764
Wood residuals revenues	$5,888	$9,906
Depreciation and amortization	$38,078	$44,541
Operating loss	$(72,059)	$(69,252)

(1)
Manufactured products primarily includes CLT, glulam and finger joint lumber.
(2)
Biofuels includes pellets and briquettes.

Solid wood segment revenues in the nine months ended September 30, 2024 modestly increased to $374.4 million from $366.6 million in the same period of 2023 as a result of higher manufactured products revenues partially offset by lower revenues from our other products.

Lumber revenues in the nine months ended September 30, 2024 decreased by approximately 7% to $158.9 million from $170.1 million in the same period of 2023 primarily due to lower sales volumes partially offset by higher sales realizations.

Energy, biofuels and wood residuals revenues in the nine months ended September 30, 2024 decreased by approximately 18% to $46.3 million from $56.2 million in the same period of 2023 as a result of lower sales realizations.

In the nine months ended September 30, 2024, our mass timber business had strong production and manufactured products revenues more than doubled to $87.9 million from $42.6 million in the same period of 2023.

FORM 10-Q

QUARTERLY REPORT - PAGE 34

Pallet revenues in the nine months ended September 30, 2024 decreased by approximately 17% to $81.3 million from $97.7 million in the same period of 2023 due to lower sales realizations and sales volumes as weak economic conditions in Europe negatively impacted demand.

Lumber production in the nine months ended September 30, 2024 modestly increased to 360.9 MMfbm from 350.7 MMfbm in the same period of 2023.

Lumber sales volumes in the nine months ended September 30, 2024 decreased by approximately 11% to 346.8 MMfbm from 388.4 MMfbm in the same period of 2023 primarily due to timing of sales.

Average lumber sales realizations in the nine months ended September 30, 2024 increased by approximately 5% to $458 per Mfbm from $438 per Mfbm in the same period of 2023 driven by a modest increase in demand in both the U.S. and European markets. The U.S. market accounted for approximately 48% of our lumber revenues and approximately 41% of our lumber sales volumes in the nine months ended September 30, 2024. The majority of the balance of our lumber sales were to Europe.

Manufactured products sales realizations increased to $3,260 per m3 in the nine months ended September 30, 2024 from $1,672 per m3 in the same period of 2023 as a result of higher CLT sales volumes, which generate higher sales realizations relative to other manufactured products.

In the nine months ended September 30, 2024, due to ongoing weakness in lumber, pallet and biofuels markets in Europe stemming from high interest rates and other economic conditions, we recognized a non-cash goodwill impairment of $34.3 million related to the Torgau facility.

Fiber costs were approximately 75% of our lumber cash production costs in the nine months ended September 30, 2024. In the nine months ended September 30, 2024, per unit fiber costs for lumber production decreased by approximately 9% compared to the same period of 2023 because of stable supply.

In the nine months ended September 30, 2024, depreciation and amortization decreased by approximately 14% to $38.1 million from $44.5 million in the same period of 2023 primarily due to the amortization in the first quarter of 2023 of an order backlog intangible asset acquired in the Torgau facility acquisition, which has been fully amortized.

Transportation costs for our solid wood segment in the nine months ended September 30, 2024 decreased by approximately 16% to $40.5 million from $48.0 million in the same period of 2023 as a result of lower sales volumes and freight rates.

In the nine months ended September 30, 2024, our solid wood segment had an operating loss of $72.1 million compared to $69.3 million in the same period of 2023 primarily due to the non-cash goodwill impairment charge and lower wood residuals, pallets and biofuels sales realizations partially offset by higher mass timber sales volumes and lower per unit fiber and energy costs.

Liquidity and Capital Resources

Summary of Cash Flows

	Nine Months Ended September 30,
	2024	2023
	(in thousands)
Net cash from (used in) operating activities	$19,046	$(60,286)
Net cash used in investing activities	(60,541)	(179,682)
Net cash from (used in) financing activities	(33,731)	230,567
Effect of exchange rate changes on cash and cash equivalents	229	(906)
Net decrease in cash and cash equivalents	$(74,997)	$(10,307)

FORM 10-Q

QUARTERLY REPORT - PAGE 35

We operate in a cyclical industry and our operating cash flows vary accordingly. Our principal operating cash expenditures are for fiber, labor and chemicals. Working capital levels fluctuate throughout the year and are affected by maintenance downtime, changing sales patterns, seasonality and the timing of receivables and sales and the payment of payables and expenses.

Cash Flows from (used in) Operating Activities. Cash from operating activities was $19.0 million in the nine months ended September 30, 2024 compared to cash used in operating activities of $60.3 million in the same period of 2023. An increase in accounts receivable used cash of $40.9 million in the nine months ended September 30, 2024 and a decrease in accounts receivable provided cash of $89.1 million in the same period of 2023. In the nine months ended September 30, 2024, adjusting for inventory impairments of $4.0 million, a decrease in inventories provided cash of $25.2 million in the nine months ended September 30, 2024 and, adjusting for inventory impairments of $56.6 million, an increase in inventories used cash of $19.0 million in the same period of 2023. A decrease in accounts payable and accrued expenses used cash of $25.4 million in the nine months ended September 30, 2024 and $107.6 million in the same period of 2023.

Cash Flows from (used in) Investing Activities. Investing activities in the nine months ended September 30, 2024 used cash of $60.5 million. In the nine months ended September 30, 2024, we incurred $63.6 million of capital expenditures primarily related to log yard upgrades and other strategic projects at our Torgau facility, equipment enhancements at our Peace River mill, optimization projects at our mass timber facilities and maintenance projects across all mills and facilities. In the nine months ended September 30, 2024, we received proceeds from the sale of property, plant and equipment of $5.2 million primarily related to the sale of land from our sandalwood business.

Investing activities in the nine months ended September 30, 2023 used cash of $179.7 million. In the nine months ended September 30, 2023 we acquired the Structurlam Mass Timber Corporation and its subsidiaries for $82.1 million and incurred capital expenditures of $110.3 million primarily related to costs to complete the Rosenthal lignin plant, upgrades to the wood rooms at our Canadian mills and maintenance and optimization projects at our German mills. In the nine months ended September 30, 2023, we received $5.4 million of insurance proceeds for our property damage claim related to a fire at our Stendal mill and we received $4.6 million of government grants for the Peace River mill wood room project.

Cash Flows from (used in) Financing Activities. Financing activities in the nine months ended September 30, 2024 used cash of $33.7 million. In the nine months ended September 30, 2024, we repaid approximately $15.5 million under our revolving credit facilities and we paid dividends of $10.0 million.

Financing activities in the nine months ended September 30, 2023 provided cash of $230.6 million. In the nine months ended September 30, 2024 we received proceeds from the issuance of $200.0 million of 2028 Senior Notes and borrowed approximately $51.3 million under our revolving credit facilities. In the nine months ended September 30, 2023, we paid dividends of $10.0 million, and incurred aggregate debt issuance costs of $4.6 million related to the issuance of the 2028 Senior Notes and the increase in our maximum borrowing capacity under our German revolving credit facility.

Balance Sheet Data

The following table is a summary of selected financial information as of the dates indicated:

	September 30,	December 31,
	2024	2023
	(in thousands)
Cash and cash equivalents	$238,995	$313,992
Working capital	$779,835	$806,468
Total assets	$2,502,599	$2,662,578
Long-term liabilities	$1,706,396	$1,740,731
Total shareholders' equity	$516,768	$635,410

Sources and Uses of Funds

Our principal sources of funds are cash flows from operations and cash and cash equivalents on hand. Our principal uses of funds consist of operating expenditures, capital expenditures and interest payments on our senior notes.

FORM 10-Q

QUARTERLY REPORT - PAGE 36

The following table sets out our total capital expenditures and interest expense for the periods indicated:

	Nine Months Ended September 30,
	2024	2023
	(in thousands)
Capital expenditures	$63,608	$110,302
Cash paid for interest expense(1)	$84,912	$76,906
Interest expense(2)	$80,831	$61,001

(1)
Amounts differ from interest expense, which includes non-cash items. See supplemental disclosure of cash flow information from our Interim Consolidated Statements of Cash Flows included in this report.
(2)
Interest on our senior notes due 2026 (the “2026 Senior Notes”) is paid semi-annually in January and July of each year. Interest on our senior notes due 2029 is paid semi-annually in February and August of each year. Interest on our 2028 Senior Notes is paid semi-annually in April and October of each year.

As of September 30, 2024, we had cash and cash equivalents of $239.0 million, approximately $315.2 million available under our revolving credit facilities and aggregate liquidity of about $554.2 million.

In October 2024, we completed an add-on offering of $200.0 million of our existing 2028 Senior Notes. The new issuance was at a 103.000% premium to their principal amount, for a yield to worst of 11.624%. The proceeds and cash on hand were used to redeem $300.0 million in principal amount of 2026 Senior Notes.

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

As of September 30, 2024, we were in full compliance with all of the covenants of our indebtedness.

Contractual Obligations and Commitments

There were no material changes outside the ordinary course to any of our material contractual obligations during the nine months ended September 30, 2024.

FORM 10-Q

QUARTERLY REPORT - PAGE 37

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

As a result of the strengthening of the dollar versus the Canadian dollar partially offset by the weakening of the dollar versus the euro as of September 30, 2024, we recorded a net non-cash decrease of $1.7 million in the carrying value of our net assets denominated in Canadian dollars and euros, consisting primarily of our property, plant and equipment. This non-cash decrease does not affect our net loss, Operating EBITDA or cash but is reflected in our other comprehensive income (loss) and as a decrease to our total equity. As a result, our accumulated other comprehensive loss increased to $133.1 million.

Based upon the exchange rate as of September 30, 2024, the dollar has strengthened by approximately 2% against the Canadian dollar and weakened by approximately 1% against the euro since December 31, 2023. See “Quantitative and Qualitative Disclosures about Market Risk”.

Credit Ratings of Senior Notes

We and our senior notes are rated by Standard & Poor's Rating Services, referred to as “S&P”, Moody's Investors Service, Inc., referred to as “Moody's” and Fitch Ratings, referred to as “Fitch”.

S&P, Moody’s and Fitch base their assessment of the credit risk on our senior notes on the business and financial profile of Mercer Inc. and our restricted subsidiaries under the indentures governing the senior notes. Factors that may affect our credit rating include changes in our operating performance and liquidity. Credit rating downgrades can adversely impact, among other things, future borrowing costs and access to capital markets.

In August 2024, Moody's downgraded its rating on our senior notes to B3 from B2 and confirmed its outlook is negative. In October 2024, S&P confirmed its outlook is negative and confirmed its rating on our senior notes is B. In October 2024, Fitch assigned its first time rating on our senior notes as B+ and gave a stable rating for its outlook.

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

QUARTERLY REPORT - PAGE 38

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

QUARTERLY REPORT - PAGE 39

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
•
if we are unable to offer products certified to globally recognized forestry management and chain of custody standards or meet customers’ product or project specifications, it could adversely affect our ability to compete;
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

FORM 10-Q

QUARTERLY REPORT - PAGE 40

•
we rely on third parties for transportation services;
•
failures or security breaches of our information technology systems could disrupt our operations and negatively impact our business;
•
an increased focus on sustainability reporting and the importance of environmental, social and governance scores from customers, investors and other stakeholders, which may impact our business;

Risks Related to our Debt

•
our level of indebtedness could negatively impact our financial condition, results of operations and liquidity;
•
changes in credit ratings issued by nationally recognized statistical rating organizations could adversely affect our cost of financing and have an adverse effect on the market price of our securities;
•
we are exposed to interest rate fluctuations;

Risks Related to Macroeconomic Conditions

•
a weakening of the global economy, including capital and credit markets, could adversely affect our business and financial results and have a material adverse effect on our liquidity and capital resources;
•
we are exposed to currency exchange rate fluctuations;
•
globally, various central banks raised interest rates in 2022 and 2023 in response to high inflation rates, leading to a relatively high interest rate environment, which could dampen macroeconomic conditions and business activity and reduce demand for our products;
•
political uncertainty, an increase in trade protectionism or geopolitical conflict could have a material adverse effect on global macroeconomic activities and trade and adversely affect our business, results of operations and financial condition;
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

FORM 10-Q

QUARTERLY REPORT - PAGE 41

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

Demand for each of pulp and lumber has historically been determined primarily by general global macroeconomic conditions and has been closely tied to overall business activity. Pulp and lumber prices have been and are likely to continue to be volatile and can fluctuate widely over time.

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

FORM 10-Q

QUARTERLY REPORT - PAGE 42

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

QUARTERLY REPORT - PAGE 43

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

QUARTERLY REPORT - PAGE 44

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

QUARTERLY REPORT - PAGE 45

ITEM 6. EXHIBITS

Exhibit No.	Description

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1*	Section 906 Certification of Chief Executive Officer

32.2*	Section 906 Certification of Chief Financial Officer

101

The following financial information from the Quarterly Report on Form 10-Q for the fiscal period ended September 30, 2024 of Mercer International Inc., formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Interim Consolidated Statements of Operations; (ii) Interim Consolidated Statements of Comprehensive Income (Loss); (iii) Interim Consolidated Balance Sheets; (iv) Interim Consolidated Statements of Changes in Shareholders' Equity; (v) Interim Consolidated Statements of Cash Flows; and (vi) Notes to the Interim Consolidated Financial Statements.

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 has been formatted in iXBRL.

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

QUARTERLY REPORT - PAGE 46

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

MERCER INTERNATIONAL INC.

By:	/s/ Juan Carlos Bueno
Juan Carlos Bueno
Chief Executive Officer

Date: October 31, 2024

FORM 10-Q

QUARTERLY REPORT - PAGE 47