Form 10-Q
period 2025-03-31
MERCER INTERNATIONAL INC.
filed 2025-05-01
CIK 1333274

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

The Registrant had 66,870,774 shares of common stock outstanding as of April 29, 2025.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MERCER INTERNATIONAL INC.

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2025

(Unaudited)

FORM 10-Q

QUARTERLY REPORT - PAGE 2

MERCER INTERNATIONAL INC.

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands of U.S. dollars, except per share data)

	Three Months Ended March 31,
	2025	2024
Revenues	$506,974	$553,430
Costs and expenses
Cost of sales, excluding depreciation and amortization	430,247	458,182
Cost of sales depreciation and amortization	40,290	40,350
Selling, general and administrative expenses	29,704	31,701
Loss on disposal of investment in joint venture	—	23,645
Operating income (loss)	6,733	(448)
Other income (expenses)
Interest expense	(28,155)	(27,559)
Other income (expenses)	(185)	4,939
Total other expenses, net	(28,340)	(22,620)
Loss before income taxes	(21,607)	(23,068)
Income tax recovery (provision)	(732)	6,365
Net loss	$(22,339)	$(16,703)
Net loss per common share
Basic	$(0.33)	$(0.25)
Diluted	$(0.33)	$(0.25)
Dividends declared per common share	$0.075	$0.075

INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands of U.S. dollars)

	Three Months Ended March 31,
	2025	2024
Net loss	$(22,339)	$(16,703)
Other comprehensive income (loss)
Loss related to defined benefit pension plans	(262)	(83)
Income tax provision	—	(90)
Loss related to defined benefit pension plans, net of tax	(262)	(173)
Foreign currency translation adjustments	34,337	(37,469)
Other comprehensive income (loss), net of tax	34,075	(37,642)
Total comprehensive income (loss)	$11,736	$(54,345)

See accompanying Notes to the Interim Consolidated Financial Statements.

FORM 10-Q

QUARTERLY REPORT - PAGE 3

MERCER INTERNATIONAL INC.

INTERIM CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

	March 31, 2025	December 31, 2024
ASSETS
Current assets
Cash and cash equivalents	$181,473	$184,925
Accounts receivable, net	345,839	327,345
Inventories	379,633	361,682
Prepaid expenses and other	43,157	17,601
Assets classified as held for sale	19,685	18,451
Total current assets	969,787	910,004
Property, plant and equipment, net	1,267,568	1,254,715
Amortizable intangible assets, net	49,868	49,829
Operating lease right-of-use assets	6,761	7,598
Pension asset	8,263	9,378
Deferred income tax assets	19,793	17,778
Other long-term assets	14,127	13,630
Total assets	$2,336,167	$2,262,932
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and other	$290,560	$248,661
Pension and other post-retirement benefit obligations	732	732
Liabilities associated with assets held for sale	7,090	7,145
Total current liabilities	298,382	256,538
Long-term debt	1,503,203	1,473,986
Pension and other post-retirement benefit obligations	11,572	11,134
Operating lease liabilities	4,154	4,793
Deferred income tax liabilities	69,477	74,772
Other long-term liabilities	12,028	11,934
Total liabilities	1,898,816	1,833,157
Shareholders’ equity
Common shares $1 par value; 200,000,000 authorized; 66,871,000 issued and outstanding (2024 – 66,871,000)	66,850	66,850
Additional paid-in capital	363,637	362,782
Retained earnings	203,558	230,912
Accumulated other comprehensive loss	(196,694)	(230,769)
Total shareholders’ equity	437,351	429,775
Total liabilities and shareholders’ equity	$2,336,167	$2,262,932

Commitments and contingencies (Note 14)
Subsequent event (Note 8)

See accompanying Notes to the Interim Consolidated Financial Statements.

FORM 10-Q

QUARTERLY REPORT - PAGE 4

MERCER INTERNATIONAL INC.

INTERIM CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(Unaudited)

(In thousands of U.S. dollars)

	Common shares
Three Months Ended March 31:	Number (thousands of shares)	Amount, at Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Balance as of December 31, 2024	66,871	$66,850	$362,782	$230,912	$(230,769)	$429,775
Stock compensation expense	—	—	855	—	—	855
Net loss	—	—	—	(22,339)	—	(22,339)
Dividends declared	—	—	—	(5,015)	—	(5,015)
Other comprehensive income	—	—	—	—	34,075	34,075
Balance as of March 31, 2025	66,871	$66,850	$363,637	$203,558	$(196,694)	$437,351

Balance as of December 31, 2023	66,525	$66,471	$359,497	$336,113	$(126,671)	$635,410
Shares issued on grants of performance share units	325	325	(325)	—	—	—
Stock compensation expense	—	—	1,769	—	—	1,769
Net loss	—	—	—	(16,703)	—	(16,703)
Dividends declared	—	—	—	(5,014)	—	(5,014)
Disposal of investment in joint venture	—	—	—	—	(4,181)	(4,181)
Other comprehensive loss	—	—	—	—	(37,642)	(37,642)
Balance as of March 31, 2024	66,850	$66,796	$360,941	$314,396	$(168,494)	$573,639

See accompanying Notes to the Interim Consolidated Financial Statements.

FORM 10-Q

QUARTERLY REPORT - PAGE 5

MERCER INTERNATIONAL INC.

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands of U.S. dollars)

	Three Months Ended March 31,
	2025	2024
Cash flows from (used in) operating activities
Net loss	$(22,339)	$(16,703)
Adjustments to reconcile net loss to cash flows from operating activities
Depreciation and amortization	40,355	40,404
Deferred income tax recovery	(9,506)	(13,426)
Loss on disposal of investment in joint venture	—	23,645
Defined benefit pension plans and other post-retirement benefit plan expense	169	210
Stock compensation expense	1,006	2,029
Foreign exchange transaction losses (gains)	8,418	(3,449)
Other	1,628	727
Defined benefit pension plans and other post-retirement benefit plan contributions	—	(329)
Changes in working capital
Accounts receivable	(16,798)	(63,729)
Inventories	(6,891)	89
Accounts payable and accrued expenses	28,432	2,390
Prepaid expenses and other	(27,463)	(1,052)
Net cash from (used in) operating activities	(2,989)	(29,194)
Cash flows from (used in) investing activities
Purchase of property, plant and equipment	(20,082)	(18,461)
Other	222	977
Net cash from (used in) investing activities	(19,860)	(17,484)
Cash flows from (used in) financing activities
Proceeds from revolving credit facilities, net	21,754	9,125
Payment of finance lease obligations	(2,508)	(2,189)
Other	—	(115)
Net cash from (used in) financing activities	19,246	6,821
Effect of exchange rate changes on cash and cash equivalents	151	137
Net decrease in cash and cash equivalents	(3,452)	(39,720)
Cash and cash equivalents, beginning of period	184,925	313,992
Cash and cash equivalents, end of period	$181,473	$274,272

Supplemental cash flow disclosure:
Cash paid for interest	$25,026	$34,716
Cash paid for income taxes	$16,912	$8,173
Supplemental schedule of non-cash investing and financing activities:
Leased production and other equipment	$1,388	$4,514

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

The Interim Consolidated Financial Statements have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). The consolidated balance sheet information as of December 31, 2024 was derived from the Company’s audited Consolidated Financial Statements, but does not contain all of the footnote disclosures from the annual Consolidated Financial Statements. The footnote disclosure included herein has been prepared in accordance with accounting principles generally accepted for interim financial statements in the United States (“GAAP”). The unaudited Interim Consolidated Financial Statements should be read together with the audited Consolidated Financial Statements and accompanying notes included in the Company's latest Annual Report on Form 10‑K for the fiscal year ended December 31, 2024. In the opinion of the Company, the unaudited Interim Consolidated Financial Statements contained herein have been prepared on a consistent basis with the audited Consolidated Financial Statements and accompanying notes included in the Company's latest Annual Report on Form 10‑K for the fiscal year ended December 31, 2024 and contain all adjustments necessary for a fair statement of the results of the interim periods included. The results for the periods included herein may not be indicative of the results for the entire year.

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

New Accounting Pronouncements

Improvements to Income Tax Disclosures

In December 2023, the FASB issued ASU 2023-09, which requires additional disaggregation of the reconciliation between the statutory and effective tax rate for an entity and of income taxes paid. The amendments improve the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information by jurisdiction. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. The Company continues to assess the impact of ASU 2023-09.

FORM 10-Q

QUARTERLY REPORT - PAGE 7

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Disaggregation of Income Statement Expenses

In November 2024, the FASB issued ASU 2024-03, which expands disclosures about specific expense categories presented on the face of the income statement and addresses requests from investors for more detailed information about the types of expenses (including purchases of inventory, employee compensation, depreciation and amortization) in commonly presented expense captions (such as cost of sales, selling, general and administrative expenses). ASU 2024-03 is effective for fiscal years beginning after December 15, 2026 and interim periods thereafter with early adoption permitted. The Company is currently assessing the impact of ASU 2024-03.

Note 2. Assets and Liabilities Classified as Held for Sale

The Company continues to actively market the sandalwood business and expects a sale to occur within the next 12 months. Accordingly, the assets and associated liabilities of the business, referred to as the “disposal group”, continues to be classified as held for sale.

The disposal group’s estimated fair value was determined using Level 3 inputs based on preliminary indicative offers from third parties. The following summarizes the major classes of assets and liabilities classified as held for sale as of March 31, 2025.

March 31, 2025
Cash and cash equivalents	$2,344
Accounts receivable, net	2,194
Inventories	19,878
Property, plant and equipment, net	3,204
Operating lease right-of-use-assets	4,930
Sandalwood tree plantations	24,603
Impairment reserve	(40,215)
Impact of changes in foreign exchange rate	2,747
Assets classified as held for sale	$19,685

Accounts payable and other	$2,281
Operating lease liabilities	4,809
Liabilities associated with assets held for sale	$7,090

Note 3. Inventories

Inventories as of March 31, 2025 and December 31, 2024, were comprised of the following:

	March 31, 2025	December 31, 2024
Raw materials	$152,747	$131,396
Finished goods	93,812	101,121
Spare parts and other	133,074	129,165
	$379,633	$361,682

FORM 10-Q

QUARTERLY REPORT - PAGE 8

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Note 4. Accounts Payable and Other

Accounts payable and other as of March 31, 2025 and December 31, 2024, was comprised of the following:

	March 31,	December 31,
	2025	2024
Trade payables	$70,527	$53,610
Accrued expenses	96,893	73,755
Interest payable	34,879	33,312
Income tax payable	24,521	30,459
Payroll-related accruals	25,092	24,100
Wastewater fee (a)	7,115	6,324
Finance lease liability	10,011	9,415
Operating lease liability	2,674	2,874
Other	18,848	14,812
	$290,560	$248,661
(a)
The Company is required to pay certain fees based on wastewater emissions at its German mills. Accrued fees can be reduced upon the mills’ demonstration of reduced wastewater emissions.

Note 5. Debt

Debt as of March 31, 2025 and December 31, 2024, was comprised of the following:

	Maturity	March 31, 2025	December 31, 2024
Senior notes (a)
12.875% senior notes	2028	$400,000	$400,000
5.125% senior notes	2029	875,000	875,000

Credit arrangements
€370.1 million German joint revolving credit facility (b)	2027	186,559	168,822
C$160.0 million Canadian joint revolving credit facility (c)	2027	11,478	347
€2.6 million demand loan (d)		—	—

Finance lease liability		48,601	48,214
		1,521,638	1,492,383
Less: unamortized senior note issuance costs		(8,424)	(8,982)
Less: finance lease liability due within one year		(10,011)	(9,415)
		$1,503,203	$1,473,986

The maturities of the principal portion of the senior notes and credit arrangements as of March 31, 2025 were as follows:

Senior Notes and Credit Arrangements
2026	$—
2027	198,037
2028	400,000
2029	875,000
$1,473,037

FORM 10-Q

QUARTERLY REPORT - PAGE 9

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Certain of the Company's debt instruments were issued under agreements which, among other things, may limit its ability and the ability of its subsidiaries to make certain payments, including dividends. These limitations are subject to specific exceptions. As of March 31, 2025, the Company was in compliance with the terms of its debt agreements.

(a)
The senior notes which mature on October 1, 2028 (the “2028 Senior Notes”) and on February 1, 2029 (the “2029 Senior Notes” and collectively with the 2028 Senior Notes, the “Senior Notes”) are general unsecured senior obligations of the Company. The Company may redeem all or a part of the Senior Notes upon not less than 10 days’ or more than 60 days’ notice at the redemption price plus accrued and unpaid interest to (but not including) the applicable redemption date.

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

(b)
A €370.1 million joint revolving credit facility for the German mills that matures in September 2027. Borrowings under the facility are unsecured and bear interest at Euribor plus a variable margin ranging from 1.40% to 2.35% dependent on conditions including but not limited to a prescribed leverage ratio. The facility is sustainability linked whereby the interest rate margin is subject to upward or downward adjustments of up to 0.05% per annum if the Company achieves, or fails to achieve, certain specified sustainability targets. As of March 31, 2025, approximately €172.5 million ($186,559) of this facility was drawn and accruing interest at a rate of 4.004%, approximately €14.4 million ($15,520) was supporting bank guarantees and approximately €183.2 million ($198,212) was available.
(c)
A C$160.0 million joint revolving credit facility for the Celgar mill, Peace River mill and certain other Canadian subsidiaries that matures in January 2027. The facility is available by way of: (i) Canadian dollar denominated advances, which bear interest at a designated prime rate per annum; (ii) Canadian dollar denominated advances, which bear interest at the applicable Adjusted Term Canadian Overnight Repo Rate Average (“CORRA”) plus 1.20% to 1.45% per annum; (iii) dollar denominated base rate advances at the greater of the federal funds rate plus 0.50%, an Adjusted Term Secured Overnight Financing Rate (“SOFR”) for a one month tenor plus 1.00% and the bank’s applicable reference rate for dollar denominated loans; and (iv) dollar denominated SOFR advances, which bear interest at the applicable Adjusted Term SOFR plus 1.20% to 1.45% per annum. As of March 31, 2025, approximately C$16.5 million ($11,478) of this facility was drawn and accruing interest at a rate of 4.326%, approximately C$0.6 million ($448) was supporting letters of credit and approximately C$130.9 million ($91,023) was available.
(d)
A €2.6 million demand loan for the Rosenthal mill that does not have a maturity date. Borrowings under this facility are unsecured and bear interest at the rate of the three-month Euribor plus 2.50%. As of March 31, 2025, approximately €2.6 million ($2,760) of this facility was supporting bank guarantees and approximately $nil was available.

FORM 10-Q

QUARTERLY REPORT - PAGE 10

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Note 6. Pension and Other Post-Retirement Benefit Obligations

Defined Benefit Plans

Pension benefits are based on employees' earnings and years of service. The defined benefit plans are funded by contributions from the Company based on actuarial estimates and statutory requirements. The components of the net benefit costs for the Celgar and Peace River defined benefit plans, in aggregate for the three months ended March 31, 2025 and 2024 were as follows:

	Three Months Ended March 31,
	2025		2024
	Pension	Other Post- Retirement Benefits	Pension	Other Post- Retirement Benefits
Service cost	$647	$34	$697	$32
Interest cost	980	108	980	117
Expected return on plan assets	(1,338)	—	(1,533)	—
Amortization of unrecognized items	(81)	(181)	124	(207)
Net benefit costs (gains)	$208	$(39)	$268	$(58)

The components of the net benefit costs (gains) other than service cost are recorded in “Other income (expenses)” in the Interim Consolidated Statements of Operations. The amortization of unrecognized items relates to actuarial losses (gains) and prior service costs.

Defined Contribution Plan

Effective December 31, 2008, the defined benefit plans at the Celgar mill were closed to new members and the service accrual ceased. Effective January 1, 2009, the members began to receive pension benefits, at a fixed contractual rate, under a new defined contribution plan. During the three months ended March 31, 2025, the Company made contributions of $211 to this plan (2024 – $320).

Multiemployer Plan

The Company participates in a multiemployer plan for the hourly-paid employees at the Celgar mill. The contributions to the plan are determined based on a percentage of pensionable earnings pursuant to a collective bargaining agreement. The Company has no current or future contribution obligations in excess of the contractual contributions. During the three months ended March 31, 2025, the Company made contributions of $706 to this plan (2024 – $521).

FORM 10-Q

QUARTERLY REPORT - PAGE 11

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Note 7. Income Taxes

Differences between the U.S. Federal statutory rate and the Company's effective tax rate for the three months ended March 31, 2025 and 2024 were as follows:

	Three Months Ended March 31,
	2025	2024
U.S. Federal statutory rate	21%	21%
Income tax recovery using U.S. Federal statutory rate on loss before income taxes	$4,537	$4,844
Tax differential on foreign income	(927)	(587)
Effect of foreign earnings (a)	(3,413)	—
Valuation allowance	(7,242)	(2,608)
True-up of prior year taxes	751	1,236
Annual effective tax rate adjustment	6,200	1,700
Change in tax rate	(403)	1,460
Other, net	(235)	320
Income tax recovery (provision)	$(732)	$6,365
Comprised of:
Current income tax provision	$(10,238)	$(7,061)
Deferred income tax recovery	9,506	13,426
Income tax recovery (provision)	$(732)	$6,365
(a)
Primarily due to the impact of the global intangible low-taxed income provision in the Tax Cuts and Jobs Act of 2017.

Note 8. Shareholders' Equity

Dividends

During the three months ended March 31, 2025, the Company's board of directors declared the following quarterly dividend:

Date Declared	Dividend Per Common Share	Amount
February 20, 2025	$0.075	$5,015

On May 1, 2025, the Company's board of directors declared a quarterly dividend of $0.075 per common share. Payment of the dividend will be made on July 3, 2025 to all shareholders of record on June 26, 2025. Future dividends are subject to approval by the board of directors and may be adjusted as business and industry conditions warrant.

Stock Based Compensation

The Company's stock incentive plan consists of stock options, restricted stock units (“RSUs”), deferred stock units (“DSUs”), restricted shares, performance shares, performance share units (“PSUs”) and stock appreciation rights. During the three months ended March 31, 2025, there were no issued and outstanding stock options, RSUs, performance shares or stock appreciation rights. As of March 31, 2025, after factoring in all allocated shares, there remain approximately 347 thousand common shares available for grant.

FORM 10-Q

QUARTERLY REPORT - PAGE 12

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

The following table summarizes PSU activity during the period:

Number of PSUs
Outstanding as of January 1, 2025	4,379,461
Granted	2,241,640
Forfeited	(1,452,061)
Outstanding as of March 31, 2025	5,169,040

Note 9. Net loss Per Common Share

The reconciliation of basic and diluted net loss per common share for the three months ended March 31, 2025 and 2024 was as follows:

	Three Months Ended March 31,
	2025	2024
Net loss
Basic and diluted	$(22,339)	$(16,703)

Net loss per common share
Basic	$(0.33)	$(0.25)
Diluted	$(0.33)	$(0.25)

Weighted average number of common shares outstanding:
Basic (a)	66,893,083	66,641,990
Diluted	66,893,083	66,641,990

(a)
For the three months ended March 31, 2025, the weighted average number of common shares outstanding excludes 21,054 restricted shares which have been issued, but have not vested as of March 31, 2025 (2024 – 54,227 restricted shares) and includes vested Equity DSUs.

The calculation of diluted net loss per common share does not assume the exercise of any instruments that would have an anti-dilutive effect on net loss per common share. Instruments excluded from the calculation of net loss per common share because they were anti-dilutive for the three months ended March 31, 2025 and 2024 were as follows:

	Three Months Ended March 31,
	2025	2024
PSUs	5,169,040	4,851,497
Restricted shares	21,054	54,227
Unvested Equity DSUs	50,397	44,914

FORM 10-Q

QUARTERLY REPORT - PAGE 13

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Note 10. Accumulated Other Comprehensive Loss

The change in the accumulated other comprehensive loss by component (net of tax) for the three months ended March 31, 2025 and 2024 was as follows:

	Foreign Currency Translation Adjustments	Defined Benefit Pension and Other Post-Retirement Benefit Items	Total
Three Months Ended March 31:
Balance as of December 31, 2024	$(249,997)	$19,228	$(230,769)
Other comprehensive income before reclassifications	34,337	—	34,337
Amounts reclassified	—	(262)	(262)
Other comprehensive income (loss)	34,337	(262)	34,075
Balance as of March 31, 2025	$(215,660)	$18,966	$(196,694)

Balance as of December 31, 2023	$(145,605)	$18,934	$(126,671)
Other comprehensive loss before reclassifications	(37,469)	(90)	(37,559)
Amounts reclassified	—	(83)	(83)
Other comprehensive loss	(37,469)	(173)	(37,642)
Disposal of investment in joint venture	—	(4,181)	(4,181)
Balance as of March 31, 2024	$(183,074)	$14,580	$(168,494)

Note 11. Related Party Transactions

For the three months ended March 31, 2025, services from the Company's 50% owned logging and chipping operation were $2,969 (2024 – $3,124) and as of March 31, 2025, the Company had a payable balance to the operation of $404 (December 31, 2024 – receivable of $348).

For the three months ended March 31, 2025, services from the Company's 26% owned wood purchasing operation were $2,229 (2024 – $948) and as of March 31, 2025, the Company had a receivable balance from the operation of $111 (December 31, 2024 – $50).

Note 12. Segment Information

The Company is managed based on the primary products it manufactures: pulp and solid wood. The Company's four pulp mills are aggregated into the pulp segment. The Friesau sawmill, the Torgau facility and the mass timber facilities are aggregated into the solid wood segment. The operating results for the pulp and solid wood segments are regularly reviewed by the Company’s CODM to assess segment performance and to make decisions about resource allocation. The Company’s CODM is the Chief Executive Officer.

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

Information about certain segment data for the three months ended March 31, 2025 and 2024 was as follows:

Three Months Ended March 31, 2025	Pulp	Solid Wood	Total of Segments (a)
Revenues from external customers	$381,080	$122,720	$503,800
Intersegment revenues	344	10,021	10,365
	381,424	132,741	514,165
Less segment expenses:
Fiber	138,284	66,368
Maintenance (b)	41,966	9,193
Freight	35,432	13,324
Labor (c)	24,193	14,647
Chemicals	28,061	—
Energy	14,407	8,424
Other (d)	49,209	21,077
Segment Operating EBITDA	$49,872	$(292)	$49,580

Purchase of property, plant and equipment	$13,760	$6,281	$20,041
(a)
The total of segments’ Segment Operating EBITDA is reconciled to consolidated loss before income taxes in the Interim Consolidated Statements of Operations as follows:

Three Months Ended March 31, 2025	Pulp	Solid Wood	Total
Reconciliation to loss before income taxes
Total of segments’ Segment Operating EBITDA			$49,580
Segment depreciation and amortization	(28,222)	(11,960)	(40,182)
Interest expense			(28,155)
Other expenses			(185)
Corporate expenses and eliminations			(2,665)
Consolidated loss before income taxes			$(21,607)
(b)
Maintenance expense for the pulp segment includes expenditures for planned annual maintenance downtime at our pulp mills.
(c)
Labor expense excludes maintenance and indirect labor costs.
(d)
Other expenses primarily includes selling, general and administrative expenses and the net change in finished goods inventories.

FORM 10-Q

QUARTERLY REPORT - PAGE 15

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Three Months Ended March 31, 2025	Pulp	Solid Wood	Corporate and Other	Consolidated
Revenues from external customers by major products
Pulp	$356,964	$—	$—	$356,964
Lumber	—	65,386	—	65,386
Energy and chemicals	24,116	4,866	3,174	32,156
Manufactured products (a)	—	18,824	—	18,824
Pallets	—	23,177	—	23,177
Biofuels (b)	—	9,224	—	9,224
Wood residuals	—	1,243	—	1,243
Total revenues from external customers	$381,080	$122,720	$3,174	$506,974

Revenues from external customers by geography (c)
U.S.	$38,848	$47,310	$642	$86,800
Foreign countries
Germany	77,058	46,629	161	123,848
China	137,570	393	—	137,963
Other countries	127,604	28,388	2,371	158,363
	342,232	75,410	2,532	420,174
Total revenues from external customers	$381,080	$122,720	$3,174	$506,974
(a)
Manufactured products primarily includes cross-laminated timber and glue-laminated timber.
(b)
Biofuels includes pellets and briquettes.
(c)
Sales are attributed to countries based on the ship-to location provided by the customer.

FORM 10-Q

QUARTERLY REPORT - PAGE 16

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Three Months Ended March 31, 2024	Pulp	Solid Wood	Total of Segments (a)
Revenues from external customers	$432,404	$119,023	$551,427
Intersegment revenues	160	9,722	9,882
	432,564	128,745	561,309
Less segment expenses:
Fiber	150,786	63,603
Maintenance (b)	22,718	11,036
Freight	43,684	13,381
Labor (c)	22,720	14,122
Chemicals	33,398	—
Energy	20,464	6,792
Purchase of pulp from CPP (d)	19,707	—
Other (e)	50,622	20,706
Segment Operating EBITDA	$68,465	$(895)	$67,570

Purchase of property, plant and equipment	$9,421	$9,005	$18,426
(a)
The total of segments’ Segment Operating EBITDA is reconciled to consolidated loss before income taxes in the Interim Consolidated Statements of Operations as follows:

Three Months Ended March 31, 2024	Pulp	Solid Wood	Total
Reconciliation to loss before income taxes
Total of segments’ Segment Operating EBITDA			$67,570
Segment depreciation and amortization	(27,373)	(12,811)	(40,184)
Loss on disposal of investment in joint venture	(23,645)	—	(23,645)
Interest expense			(27,559)
Other income			4,939
Corporate expenses and eliminations			(4,189)
Consolidated loss before income taxes			$(23,068)
(b)
Maintenance expense for the pulp segment includes expenditures for planned annual maintenance downtime at our pulp mills.
(c)
Labor expense excludes maintenance and indirect labor costs.
(d)
Purchases of pulp inventory from the Cariboo Pulp & Paper Company mill (“CPP”) prior to the disposition of the Company's equity interest in 2024.
(e)
Other expenses primarily includes selling, general and administrative expenses and the net change in finished goods inventories.

FORM 10-Q

QUARTERLY REPORT - PAGE 17

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Three Months Ended March 31, 2024	Pulp	Solid Wood	Corporate and Other	Consolidated
Revenues from external customers by major products
Pulp	$408,295	$—	$—	$408,295
Lumber	—	55,882	—	55,882
Energy and chemicals	24,109	4,838	2,003	30,950
Manufactured products (a)	—	16,713	—	16,713
Pallets	—	28,020	—	28,020
Biofuels (b)	—	11,254	—	11,254
Wood residuals	—	2,316	—	2,316
Total revenues from external customers	$432,404	$119,023	$2,003	$553,430

Revenues from external customers by geography (c)
U.S.	$37,589	$44,195	$908	$82,692
Foreign countries
Germany	79,524	54,076	141	133,741
China	182,799	809	—	183,608
Other countries	132,492	19,943	954	153,389
	394,815	74,828	1,095	470,738
Total revenues from external customers	$432,404	$119,023	$2,003	$553,430
(a)
Manufactured products primarily includes cross-laminated timber and glue-laminated timber.
(b)
Biofuels includes pellets and briquettes.
(c)
Sales are attributed to countries based on the ship-to location provided by the customer.

Note 13. Financial Instruments and Fair Value Measurement

Due to their short-term maturity, the carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable and other approximates their fair value. The estimated fair values of the Company's outstanding debt under the fair value hierarchy as of March 31, 2025 and December 31, 2024 were as follows:

	Fair value measurements as of
		March 31, 2025 using:
Description	Level 1	Level 2	Level 3	Total
Revolving credit facilities	$—	$198,037	$—	$198,037
Senior notes	—	1,173,106	—	1,173,106
	$—	$1,371,143	$—	$1,371,143

	Fair value measurements as of
		December 31, 2024 using:
Description	Level 1	Level 2	Level 3	Total
Revolving credit facilities	$—	$169,169	$—	$169,169
Senior notes	—	1,186,921	—	1,186,921
	$—	$1,356,090	$—	$1,356,090

The carrying value of the revolving credit facilities classified as Level 2 approximates the fair value as the variable interest rates reflect current interest rates for financial instruments with similar characteristics and maturities.

The fair value of the senior notes classified as Level 2 was determined using quoted prices in a dealer market, or using recent market transactions. The Company's senior notes are not carried at fair value in the Interim Consolidated Balance Sheets as of March 31, 2025 or December 31, 2024. However, fair value disclosure is required. The carrying value of the Company's senior notes, net of unamortized note issuance costs, was $1,266,576 as of March 31, 2025 (December 31, 2024 – $1,266,018).

FORM 10-Q

QUARTERLY REPORT - PAGE 18

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Credit Risk

The Company’s exposure to credit losses may increase if its customers' production and other costs are adversely affected by inflation, interest rate levels and tariffs. Although the Company has historically not experienced significant credit losses, it is possible that there could be a material adverse impact from potential adjustments of the carrying amount of trade receivables if the cash flows of the Company’s customers are adversely impacted by inflation, interest rate levels and tariffs. As of March 31, 2025, the Company has not had significant credit losses.

As of March 31, 2025, the carrying amount of cash and cash equivalents of $181,473 and accounts receivable of $345,839 recorded in the Interim Consolidated Balance Sheet, net of any allowances for losses, represent the Company’s maximum exposure to credit risk.

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

We define Operating EBITDA as operating income (loss) plus depreciation and amortization and long-lived asset impairment charges. We use Operating EBITDA as a benchmark measurement of our own operating results and as a benchmark relative to our competitors. We consider it to be a meaningful supplement to operating income (loss) as a performance measure primarily because depreciation expense and long-lived asset impairment charges are not actual cash costs, and depreciation expense varies widely from company to company in a manner that we consider largely independent of the underlying cost efficiency of our operating facilities. In addition, we believe Operating EBITDA is commonly used by securities analysts, investors and other interested parties to evaluate our financial performance.

Operating EBITDA does not reflect the impact of a number of items that affect our net loss, including financing costs, income taxes and the effect of derivative instruments. Operating EBITDA is not a measure of financial performance under GAAP, and should not be considered as an alternative to net loss or operating income (loss) as a measure of performance, or as an alternative to net cash from (used in) operating activities as a measure of liquidity. Operating EBITDA is an internal measure and therefore may not be comparable to other companies.

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

Operating EBITDA is a non-GAAP financial measure at the consolidated level and is considered different from Operating EBITDA at the segment level, referred to as “Segment Operating EBITDA”, which is our single measure of segment profit or loss presented in our financial statements under GAAP. For more information on Segment Operating EBITDA, refer to the segment information note within our consolidated financial statements.

FORM 10-Q

QUARTERLY REPORT - PAGE 20

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this document: (i) unless the context otherwise requires, references to “we”, “our”, “us”, the “Company” or “Mercer” mean Mercer International Inc. and its subsidiaries; (ii) references to “Mercer Inc.” mean the Company excluding its subsidiaries; (iii) information is provided as of March 31, 2025, unless otherwise stated; (iv) our reporting currency is dollars and references to “€” mean euros and “C$” mean Canadian dollars; (v) “ADMTs” mean air-dried metric tonnes; (vi) “CLT” mean cross-laminated timber; (vii) “glulam” mean glue-laminated timber; (viii) “m3” mean cubic meters; (ix) “NBSK” mean northern bleached softwood kraft; (x) “NBHK” mean northern bleached hardwood kraft; (xi) “MW” mean megawatts and “MWh” mean megawatt hours; (xii) “Mfbm” mean thousand board feet of lumber and “MMfbm” mean million board feet of lumber; and (xiii) our lumber metrics are converted from m3 to Mfbm using a conversion ratio of 1.6 m3 of lumber equaling one Mfbm, which is the ratio commonly used in the industry.

Due to rounding, numbers presented throughout this report may not add up precisely to totals we provide and percentages may not precisely reflect the absolute figure.

The following discussion and analysis of our results of operations and financial condition for the three months ended March 31, 2025 should be read in conjunction with our Interim Consolidated Financial Statements and related notes included in this quarterly report, as well as our most recent annual report on Form 10-K for the fiscal year ended December 31, 2024 filed with the Securities and Exchange Commission, referred to as the “SEC”.

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

Current Market Environment

In the first quarter of 2025, our NBSK pulp sales realizations remained strong in all of our key markets, driven by continued stable demand and ongoing supply constraints, compared to the fourth quarter of 2024. In the first quarter of 2025, our lumber sales realizations increased in both the U.S. and European markets compared to the fourth quarter of 2024 as a result of reduced supply and steady demand.

As of March 31, 2025, the third-party industry quoted NBSK pulp list price in Europe and North America were approximately $1,595 per ADMT and $1,805 per ADMT, respectively, and the third-party industry quoted NBSK pulp net price in China was approximately $798 per ADMT. Prices for China are net of discounts, allowances and rebates.

We currently expect pulp prices in Europe and North America to modestly increase in the second quarter of 2025 due to continued stable demand and ongoing supply constraints. In China, we currently expect lower pulp prices, particularly for NBHK pulp, in the second quarter of 2025 as a result of the weakened economic environment.

In the second quarter of 2025, we currently expect lumber prices to modestly decrease in the U.S. as a result of the impact of the current economic environment on customer demand. In Europe, we currently expect lumber prices to

FORM 10-Q

QUARTERLY REPORT - PAGE 21

slightly increase in the second quarter of 2025 due to higher per unit fiber costs. In the second quarter of 2025, we currently expect pallet prices to remain flat due to continued weak economic conditions in Europe and mass timber prices to remain relatively stable.

Per unit fiber costs for the pulp segment were relatively steady in the first quarter of 2025 compared to the fourth quarter of 2024. For the second quarter of 2025, we currently expect per unit fiber costs for our German pulp mills to be higher due to strong demand and reduced supply and for our Canadian pulp mills to be relatively stable.

Per unit fiber costs for the solid wood segment increased in the first quarter of 2025 compared to the fourth quarter of 2024 due to strong demand in Germany. For the second quarter of 2025, we currently expect higher per unit fiber costs for our solid wood segment due to continued strong demand.

Demand and pricing for our products may be further impacted by ongoing developments in international trade policies, including tariffs proposed or imposed by the United States on goods originating from Canada, the European Union and other countries, and related countermeasures. During the first quarter of 2025, there was no material impact from tariffs on our costs and revenues. See Item 1A. Risk Factors in our annual report on Form 10-K for the fiscal year ended December 31, 2024 for further information.

Summary Financial Highlights

	Three Months Ended March 31,
	2025	2024
	(in thousands, other than per share amounts)
Statement of Operations Data
Revenues from external customers
Pulp segment	$381,080	$432,404
Solid wood segment	122,720	119,023
Corporate and other	3,174	2,003
Total revenues	$506,974	$553,430

Pulp Segment Operating EBITDA(1)	$49,872	$68,465
Solid wood Segment Operating EBITDA(1)	(292)	(895)
Corporate and other	(2,492)	(3,969)
Operating EBITDA(2)	$47,088	$63,601

Net loss	$(22,339)	$(16,703)
Net loss per common share
Basic	$(0.33)	$(0.25)
Diluted	$(0.33)	$(0.25)
Common shares outstanding at period end	66,871	66,850

(1)
Segment Operating EBITDA is a measure of segment profit or loss presented in our financial statements under GAAP. Refer to the segment information note in our consolidated financial statements for more information.
(2)
Operating EBITDA is a non-GAAP measure. See “Non-GAAP Financial Measures” for its description, limitation and why we consider it to be a useful measure. The following table provides a reconciliation of net loss to operating income (loss) and Operating EBITDA for the periods indicated:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Net loss	$(22,339)	$(16,703)
Income tax provision (recovery)	732	(6,365)
Interest expense	28,155	27,559
Other expenses (income)	185	(4,939)
Operating income (loss)	6,733	(448)
Add: Depreciation and amortization	40,355	40,404
Add: Loss on disposal of investment in joint venture	—	23,645
Operating EBITDA	$47,088	$63,601

FORM 10-Q

QUARTERLY REPORT - PAGE 22

Selected Production, Sales and Other Data

	Three Months Ended March 31,
	2025	2024
Pulp Segment
Pulp production ('000 ADMTs)
NBSK	370.4	453.2
NBHK	88.5	85.7
Annual maintenance downtime ('000 ADMTs)	29.7	—
Annual maintenance downtime (days)	22	—
Pulp sales ('000 ADMTs)
NBSK	388.1	488.2
NBHK	89.8	77.5
Average NBSK pulp prices ($/ADMT)(1)
Europe	1,550	1,400
China	793	745
North America	1,753	1,440
Average NBHK pulp prices ($/ADMT)(1)
China	578	662
North America	1,268	1,223
Average pulp sales realizations ($/ADMT)(2)
NBSK	783	732
NBHK	570	631
Energy production ('000 MWh)(3)	527.1	576.4
Energy sales ('000 MWh)(3)	198.7	220.6
Average energy sales realizations ($/MWh)(3)	108	88
Solid Wood Segment
Lumber
Production (MMfbm)	128.0	127.0
Sales (MMfbm)	130.9	121.4
Average sales realizations ($/Mfbm)	499	460
Energy
Production and sales ('000 MWh)	36.0	38.7
Average sales realizations ($/MWh)	135	125
Manufactured products(4)
Production ('000 m3)	7.1	7.2
Sales ('000 m3)	5.9	4.0
Average sales realizations ($/m3)	2,832	3,644
Pallets
Production ('000 units)	2,096.4	3,056.3
Sales ('000 units)	2,128.8	2,916.3
Average sales realizations ($/unit)	11	10
Biofuels(5)
Production ('000 tonnes)	44.5	37.9
Sales ('000 tonnes)	40.3	48.2
Average sales realizations ($/tonne)	229	234
Average Spot Currency Exchange Rates
$ / €(6)	1.0531	1.0855
$ / C$(6)	0.6969	0.7415

(1)
Source: RISI pricing report. Europe and North America are list prices. China are net prices which include discounts, allowances and rebates.
(2)
Sales realizations after customer discounts, rebates and other selling concessions.
(3)
Does not include our 50% joint venture interest in the Cariboo Pulp & Paper Company mill (“CPP”), which was accounted for using the equity method. In the first quarter of 2024, we disposed of this interest.
(4)
Manufactured products primarily includes CLT and glulam.
(5)
Biofuels includes pellets and briquettes.
(6)
Average Federal Reserve Bank of New York Noon Buying Rates over the reporting period.

FORM 10-Q

QUARTERLY REPORT - PAGE 23

Consolidated – Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024

Total revenues for the first quarter of 2025 decreased by approximately 8% to $507.0 million from $553.4 million in the same quarter of 2024 primarily due to lower pulp sales volumes partially offset by higher pulp and lumber sales realizations.

Costs and expenses in the first quarter of 2025 decreased by approximately 10% to $500.2 million from $553.9 million in the same quarter of 2024 primarily as a result of lower pulp sales volumes and the positive impact of a stronger dollar on our Canadian dollar and euro denominated costs and expenses partially offset by higher planned maintenance downtime at our Celgar mill and higher per unit fiber costs. In the first quarter of 2024, costs and expenses included a non-cash loss of $23.6 million recognized in connection with the dissolution of the CPP joint venture.

In the first quarter of 2025, cost of sales depreciation and amortization was relatively flat at $40.3 million compared to $40.4 million in the same quarter of 2024.

Selling, general and administrative expenses decreased by approximately 6% to $29.7 million in the first quarter of 2025 from $31.7 million in the same quarter of 2024 primarily as a result of decreased selling costs due to lower pulp sales volumes.

In the first quarter of 2025, we had a positive foreign exchange impact of approximately $9.7 million on operating income compared to the same quarter of 2024 primarily as a result of the effect of a stronger dollar on our Canadian dollar and euro denominated costs and expenses.

In the first quarter of 2025, our operating income was $6.7 million compared to an operating loss of $0.4 million in the same quarter of 2024. The increase was primarily due to higher pulp and lumber sales realizations and the positive impact of a stronger dollar on our Canadian dollar and euro denominated costs and expenses partially offset by higher planned maintenance downtime and higher per unit fiber costs. In the first quarter of 2024, costs and expenses included a non-cash loss of $23.6 million recognized in connection with the dissolution of the CPP joint venture.

Interest expense in the first quarter of 2025 was relatively flat at $28.2 million compared to $27.6 million in the same quarter of 2024.

In the first quarter of 2025, other expenses was $0.2 million compared to other income of $4.9 million in the same quarter of 2024. Other expenses in the first quarter of 2025 primarily consisted of foreign exchange losses on dollar denominated cash held at our operations as the dollar weakened against the euro at the end of the period mostly offset by interest earned on cash in the quarter. In the same quarter of 2024, other income primarily consisted of interest earned on cash and foreign exchange gains on dollar denominated cash held at our operations.

During the first quarter of 2025, we had an income tax provision of $0.7 million on a loss before income tax of $21.6 million as we do not recognize a tax recovery for certain entities which we do not expect to realize a tax benefit. In the same quarter of 2024, we had an income tax recovery of $6.4 million, or an effective tax rate of 28%.

In the first quarter of 2025, our net loss was $22.3 million, or $0.33 per share, compared to $16.7 million, or $0.25 per share in the same quarter of 2024. The net loss in the first quarter of 2024 included the non-cash loss of $23.6 million, or $0.35 per share, recognized in connection with the dissolution of the CPP joint venture.

In the first quarter of 2025, Operating EBITDA decreased by approximately 26% to $47.1 million from $63.6 million in the same quarter of 2024 primarily as a result of higher planned maintenance downtime and higher per unit fiber costs partially offset by higher pulp and lumber sales realizations and the positive impact of a stronger dollar on our Canadian dollar and euro denominated costs and expenses.

FORM 10-Q

QUARTERLY REPORT - PAGE 24

Pulp Segment – Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024

Selected Financial Information

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Pulp revenues	$356,964	$408,295
Energy and chemical revenues	$24,116	$24,109
Segment Operating EBITDA(1)	$49,872	$68,465

(1)
Segment Operating EBITDA is a measure of segment profit or loss presented in our financial statements under GAAP. Refer to the segment information note in our consolidated financial statements for more information.

Pulp segment revenues, comprised of pulp, energy and chemical revenues, in the first quarter of 2025 decreased by approximately 12% to $381.1 million from $432.4 million in the same quarter of 2024 primarily due to lower pulp revenues.

Pulp revenues in the first quarter of 2025 decreased by approximately 13% to $357.0 million from $408.3 million in the same quarter of 2024 as a result of lower sales volumes partially offset by higher sales realizations.

Energy and chemical revenues in the first quarter of 2025 and 2024 were flat at $24.1 million.

Total pulp production in the first quarter of 2025 decreased by approximately 15% to 458,909 ADMTs from 538,907 ADMTs in the same quarter of 2024 primarily as a result of the dissolution of the CPP joint venture in the first quarter of 2024 and the 22 days of planned annual maintenance downtime (approximately 29,700 ADMTs) at our Celgar mill in the first quarter of 2025. In the first quarter of 2024, we had no planned annual maintenance downtime.

We estimate that annual maintenance downtime in the first quarter of 2025 adversely impacted our Segment Operating EBITDA by approximately $29.5 million, comprised of approximately $21.5 million in direct out-of-pocket expenses and the balance in reduced production.

In the second quarter of 2025, we currently expect a total of 21 days of annual maintenance downtime (approximately 30,100 ADMTs) at our pulp mills.

Total pulp sales volumes in the first quarter of 2025 decreased by approximately 16% to 477,879 ADMTs from 565,664 ADMTs in the same quarter of 2024 primarily due to lower production.

In the first quarter of 2025, third-party industry quoted average list prices for NBSK pulp in Europe and North America and third-party industry quoted average net prices for NBSK pulp in China increased from the same quarter of 2024 primarily due to stable demand and supply constraints. Average list prices for NBSK pulp in Europe and North America were approximately $1,550 per ADMT and $1,753 per ADMT, respectively, in the first quarter of 2025 compared to approximately $1,400 per ADMT and $1,440 per ADMT, respectively, in the same quarter of 2024. Average NBSK net prices in China were approximately $793 per ADMT in the first quarter of 2025 compared to approximately $745 per ADMT in the same quarter of 2024. Prices quoted for China are net of discounts, allowances and rebates whereas quoted prices for Europe and North America are before applicable discounts, allowances and rebates.

In the first quarter of 2025, third-party industry quoted average list prices for NBHK pulp increased in North America from the same quarter of 2024 due to stronger demand. Third-party industry quoted average net prices for NBHK pulp decreased in China in the first quarter of 2025 from the same quarter of 2024 as the market absorbed increased hardwood capacity. Third-party industry quoted average list prices for NBHK pulp in North America were approximately $1,268 per ADMT in the first quarter of 2025 compared to approximately $1,223 per ADMT in the same quarter of 2024. Third-party industry quoted average net prices for NBHK pulp in China were approximately $578 per ADMT in the first quarter of 2025 compared to approximately $662 per ADMT in the same quarter of 2024.

FORM 10-Q

QUARTERLY REPORT - PAGE 25

Our average NBSK pulp sales realizations in the first quarter of 2025 increased by approximately 7% to $783 per ADMT from $732 per ADMT in the same quarter of 2024 due to higher list prices in all of our key markets. In the first quarter of 2025, average NBHK pulp sales realizations decreased by approximately 10% to $570 per ADMT from $631 per ADMT in the same quarter of 2024 due to lower net prices in China.

In the first quarter of 2025, we had a positive foreign exchange impact of approximately $7.3 million on Segment Operating EBITDA compared to the same quarter of 2024 primarily as a result of the effect of a stronger dollar on our Canadian dollar and euro denominated costs and expenses compared to the same quarter of 2024.

Costs and expenses in the first quarter of 2025 decreased by approximately 13% to $360.9 million from $416.5 million in the same quarter of 2024 primarily as a result of lower pulp sales volumes and the positive impact of a stronger dollar on our Canadian dollar and euro denominated costs and expenses partially offset by higher planned maintenance downtime. In the first quarter of 2024, costs and expenses included a non-cash loss of $23.6 million recognized in connection with the dissolution of the CPP joint venture.

Overall average per unit fiber costs in the first quarter of 2025 were relatively steady compared to the same quarter of 2024. We completed a wood room upgrade at our Celgar mill during the first quarter of 2025. The project was designed to reduce our dependence on sawmill residuals and lower our per unit fiber costs. For the second quarter of 2025, we currently expect per unit fiber costs for our German pulp mills to be higher due to strong demand and reduced supply and for our Canadian pulp mills to be relatively stable.

Transportation costs for our pulp segment in the first quarter of 2025 decreased by approximately 19% to $35.4 million from $43.7 million in the same quarter of 2024 driven by lower pulp sales volumes partially offset by higher freight rates.

In the first quarter of 2025, Segment Operating EBITDA for the pulp segment decreased by approximately 27% to $49.9 million from $68.5 million in the same quarter of 2024 primarily as a result of higher planned maintenance downtime partially offset by higher pulp sales realizations and the positive impact of a stronger dollar on our Canadian dollar and euro denominated costs and expenses.

Solid Wood Segment – Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024

Selected Financial Information

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Lumber revenues	$65,386	$55,882
Energy revenues	$4,866	$4,838
Manufactured products revenues(1)	$18,824	$16,713
Pallet revenues	$23,177	$28,020
Biofuels revenues(2)	$9,224	$11,254
Wood residuals revenues	$1,243	$2,316
Segment Operating EBITDA(3)	$(292)	$(895)

(1)
Manufactured products primarily includes CLT and glulam.
(2)
Biofuels includes pellets and briquettes.
(3)
Segment Operating EBITDA is a measure of segment profit or loss presented in our financial statements under GAAP. Refer to the segment information note in our consolidated financial statements for more information.

Solid wood segment revenues in the first quarter of 2025 modestly increased to $122.7 million from $119.0 million in the same quarter of 2024 as a result of higher lumber and manufactured products revenues partially offset by lower revenues from our other products.

Lumber revenues in the first quarter of 2025 increased by approximately 17% to $65.4 million from $55.9 million in the same quarter of 2024 primarily due to higher sales realizations and sales volumes.

FORM 10-Q

QUARTERLY REPORT - PAGE 26

Energy, biofuels and wood residuals revenues in the first quarter of 2025 decreased by approximately 17% to $15.3 million from $18.4 million in the same quarter of 2024 primarily as a result of lower sales volumes.

In the first quarter of 2025, manufactured products revenues increased by approximately 13% to $18.8 million from $16.7 million in the same quarter of 2024 primarily due to timing of mass timber projects in progress.

Pallet revenues in the first quarter of 2025 decreased by approximately 17% to $23.2 million from $28.0 million in the same quarter of 2024 primarily due to lower sales volumes as weak economic conditions in Europe continue to negatively impact demand.

Lumber production in the first quarter of 2025 was relatively flat at 128.0 MMfbm compared to 127.0 MMfbm in the same quarter of 2024.

Lumber sales volumes in the first quarter of 2025 increased by approximately 8% to 130.9 MMfbm from 121.4 MMfbm in the same quarter of 2024 primarily due to timing of sales.

Average lumber sales realizations in the first quarter of 2025 increased by approximately 8% to $499 per Mfbm from $460 per Mfbm in the same quarter of 2024 driven by lower supply and stronger demand in both the U.S. and European markets. The U.S. market accounted for approximately 47% of our lumber revenues and approximately 39% of our lumber sales volumes in the first quarter of 2025. The majority of the balance of our lumber sales were to Europe.

Manufactured products sales realizations decreased by approximately 22% to $2,832 per m3 in the first quarter of 2025 from $3,644 per m3 in the same quarter of 2024 as the high-interest rate environment negatively impacted demand.

Fiber costs were approximately 80% of our lumber cash production costs in the first quarter of 2025. In the first quarter of 2025, per unit fiber costs for lumber production increased by approximately 12% compared to the same quarter of 2024 driven by strong demand. For the second quarter of 2025, we currently expect higher per unit fiber costs due to continued strong demand.

Transportation costs for our solid wood segment in the first quarter of 2025 were flat at $13.3 million compared to $13.4 million in the same quarter of 2024.

In the first quarter of 2025, Segment Operating EBITDA for the solid wood segment was negative $0.3 million compared to negative $0.9 million in the same quarter of 2024 primarily due to higher lumber sales realizations partially offset by higher per unit fiber costs.

Liquidity and Capital Resources

Summary of Cash Flows

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Net cash used in operating activities	$(2,989)	$(29,194)
Net cash used in investing activities	(19,860)	(17,484)
Net cash from financing activities	19,246	6,821
Effect of exchange rate changes on cash and cash equivalents	151	137
Net decrease in cash and cash equivalents	$(3,452)	$(39,720)

We operate in a cyclical industry and our operating cash flows vary accordingly. Our principal operating cash expenditures are for production costs, such as fiber, chemicals and energy costs, and other material operating costs for maintenance, freight and labor. Working capital levels fluctuate throughout the year and are affected by maintenance downtime, changing sales patterns, seasonality and the timing of receivables and sales and the payment of payables and expenses.

FORM 10-Q

QUARTERLY REPORT - PAGE 27

Cash Flows from (used in) Operating Activities. In the three months ended March 31, 2025, cash used in operating activities was $3.0 million compared to $29.2 million in the same quarter of 2024. An increase in accounts receivable used cash of $16.8 million in the three months ended March 31, 2025 and $63.7 million in the same quarter of 2024. An increase in inventories used cash of $6.9 million in the three months ended March 31, 2025 and a decrease in inventories provided cash of $0.1 million in the same quarter of 2024. An increase in accounts payable and accrued expenses provided cash of $28.4 million in the three months ended March 31, 2025 and $2.4 million in the same quarter of 2024. An increase in prepaid expenses and other used cash of $27.5 million in the three months ended March 31, 2025, primarily related to prepaid interest payments on our senior notes due 2028, and $1.1 million in the same quarter of 2024.

Cash Flows from (used in) Investing Activities. In the three months ended March 31, 2025, investing activities used cash of $19.9 million. In the three months ended March 31, 2025, we incurred $20.1 million of capital expenditures primarily related to completion of the wood room project at our Celgar mill, log yard upgrades and other strategic projects at our Torgau facility and maintenance projects across all mills and facilities.

In the three months ended March 31, 2024, investing activities used cash of $17.5 million. In the three months ended March 31, 2024 we incurred $18.5 million of capital expenditures primarily related to optimization projects at our Mercer Spokane facility and maintenance projects across all mills and facilities.

Cash Flows from (used in) Financing Activities. In the three months ended March 31, 2025, financing activities provided cash of $19.2 million. In the three months ended March 31, 2025, we borrowed approximately $21.8 million under our revolving credit facilities.

In the three months ended March 31, 2024, financing activities provided cash of $6.8 million. In the three months ended March 31, 2025 we borrowed approximately $9.1 million under our revolving credit facilities.

Balance Sheet Data

The following table is a summary of selected financial information as of the dates indicated:

	March 31,	December 31,
	2025	2024
	(in thousands)
Cash and cash equivalents	$181,473	$184,925
Working capital	$671,405	$653,466
Total assets	$2,336,167	$2,262,932
Long-term liabilities	$1,600,434	$1,576,619
Total shareholders' equity	$437,351	$429,775

Sources and Uses of Funds

Our principal sources of funds are cash flows from operations and cash and cash equivalents on hand. Our principal uses of funds consist of operating expenditures, capital expenditures and interest payments on our senior notes.

FORM 10-Q

QUARTERLY REPORT - PAGE 28

The following table sets out our total capital expenditures and interest expense for the periods indicated:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Capital expenditures	$20,082	$18,461
Cash paid for interest expense(1)	$25,026	$34,716
Interest expense(2)	$28,155	$27,559

(1)
Amounts differ from interest expense, which includes non-cash items. See supplemental disclosure of cash flow information from our Interim Consolidated Statements of Cash Flows included in this report.
(2)
Interest on our senior notes due 2028 is paid semi-annually in April and October of each year. Interest on our senior notes due 2029 is paid semi-annually in February and August of each year. Prior to their redemption in October 2024, interest on our senior notes due 2026 was paid semi-annually in January and July of each year.

As of March 31, 2025, we had cash and cash equivalents of $181.5 million, approximately $289.2 million available under our revolving credit facilities and aggregate liquidity of about $470.7 million.

We have reduced our planned capital expenditures for fiscal 2025 and currently expect them to be between $90.0 million to $100.0 million.

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

Debt Covenants

Certain of our long-term obligations contain various financial tests and covenants customary to these types of arrangements. See our annual report on Form 10-K for the fiscal year ended December 31, 2024.

As of March 31, 2025, we were in full compliance with all of the covenants of our indebtedness.

Contractual Obligations and Commitments

There were no material changes outside the ordinary course to any of our material contractual obligations during the three months ended March 31, 2025.

Foreign Currency

As a majority of our assets, liabilities and expenditures are held or denominated in euros or Canadian dollars, our consolidated financial results are subject to foreign currency exchange rate fluctuations.

We translate foreign denominated assets and liabilities into dollars at the rate of exchange on the balance sheet date.

FORM 10-Q

QUARTERLY REPORT - PAGE 29

Equity accounts are translated using historical exchange rates. Unrealized gains or losses from these translations are recorded in other comprehensive income (loss) and do not affect our net earnings.

As a result of a weaker dollar versus the euro as of March 31, 2025, we recorded a non-cash increase of $34.3 million in the carrying value of our net assets denominated in euros, consisting primarily of our property, plant and equipment. This non-cash increase does not affect our net loss, Operating EBITDA or cash but is reflected in our other comprehensive income (loss) and as an increase to our total equity. As a result, our accumulated other comprehensive loss decreased to $196.7 million.

Based upon the exchange rate as of March 31, 2025, the dollar was relatively flat against the Canadian dollar and weakened by approximately 4% against the euro since December 31, 2024. See “Quantitative and Qualitative Disclosures about Market Risk”.

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

Our significant accounting policies are disclosed in Note 1 to our audited annual financial statements included in our annual report on Form 10-K for the fiscal year ended December 31, 2024. While all of the significant accounting policies are important to the consolidated financial statements, some of these policies may be viewed as having a high degree of judgment. On an ongoing basis using currently available information, management reviews its estimates, including those related to accounting for, among other things, future cash flows associated with impairment testing for goodwill and long-lived assets, depreciation and amortization, pension and other post-retirement benefit obligations, deferred income taxes (valuation allowance and permanent reinvestment), the allocation of the purchase price in a business combination to the assets acquired and liabilities assumed, revenues under long-term contracts, inventory impairment, assets and liabilities classified as held for sale and the fair value of disposal groups, legal liabilities and contingencies. Actual results could differ materially from these estimates and changes in these estimates are recorded when known.

For information about our significant and critical accounting policies, see our annual report on Form 10-K for the fiscal year ended December 31, 2024.

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

FORM 10-Q

QUARTERLY REPORT - PAGE 30

•
inflation or a sustained increase in our key production and other costs would lead to higher manufacturing costs which could reduce our margins;
•
our business, financial condition and results of operations could be adversely affected by disruptions in the global and European economies caused by geopolitical conflicts, including Russia's invasion of Ukraine and conflicts in the Middle East;
•
the impacts of changes in international trade policies, including tariffs or other trade barriers by the United States, or other nations, may adversely impact our business, financial condition and results of operations;
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

FORM 10-Q

QUARTERLY REPORT - PAGE 31

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
•
globally, various central banks raised interest rates in 2022 and 2023 in response to high inflation rates, leading to a relatively high-interest rate environment, which could dampen macroeconomic conditions and business activity and reduce demand for our products;
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

Given these uncertainties, you should not place undue reliance on our forward-looking statements. The foregoing review of important factors is not exhaustive or necessarily in order of importance and should be read in conjunction with the risks and assumptions including those set forth under “Item 1A. Risk Factors” in our annual report on Form 10-K for the fiscal year ended December 31, 2024 and in the other reports and documents we have filed with or furnished to the SEC. We advise you that these cautionary remarks expressly qualify in their entirety all forward-looking statements attributable to us or persons acting on our behalf. Unless required by law, we do not assume any obligation to update forward-looking statements based on unanticipated events or changed expectations. However, you should carefully review the reports and other documents we file from time to time with the SEC.

FORM 10-Q

QUARTERLY REPORT - PAGE 32

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

The third-party industry quoted average European list prices for NBSK pulp between 2016 and 2025 have fluctuated between a low of $790 per ADMT in 2016 to a high of $1,635 per ADMT in 2024. In the same period, third-party industry quoted average North American list prices for NBHK pulp have fluctuated between a low of $820 per ADMT in 2016 to a high of $1,620 per ADMT in 2022.

As a key construction material, the pricing and demand for lumber is also significantly influenced by the number of housing starts, especially in the U.S. In the U.S., third-party industry quoted monthly average western spruce/pine/fir (WSPF) 2 x 4 #2&Btr prices between 2016 and 2025 have fluctuated between a low of $259 per Mfbm in 2016 to a high of $1,604 per Mfbm in 2021. Similarly, the demand for CLT and glulam is primarily driven by the wood construction market and increased government policies focused on a low-carbon economy.

Our mills and operations voluntarily subject themselves to third-party certifications in compliance with internationally recognized, sustainable management standards because end use paper and lumber customers have shown an increased interest in understanding the origin of products they purchase. Demand for our products could be adversely affected if we, or our suppliers, are unable to achieve compliance, or are perceived by the public as failing to comply, with these standards or if our customers require compliance with alternate standards for which our operations are not certified.

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

QUARTERLY REPORT - PAGE 33

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

QUARTERLY REPORT - PAGE 34

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

For additional information, please refer to "Item 7A. Quantitative and Qualitative Disclosures about Market Risk" in our annual report on Form 10-K for the fiscal year ended December 31, 2024.

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

FORM 10-Q

QUARTERLY REPORT - PAGE 35

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are subject to routine litigation incidental to our business, including that which is described in our latest annual report on Form 10-K for the fiscal year ended December 31, 2024. We do not believe that the outcome of such litigation will have a material adverse effect on our business or financial condition.

ITEM 1A. RISK FACTORS

There have been no material changes to the factors disclosed in “Item 1A. Risk Factors” in our annual report on Form 10-K for the fiscal year ended December 31, 2024.

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

101

The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2025 of Mercer International Inc., formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Interim Consolidated Statements of Operations; (ii) Interim Consolidated Statements of Comprehensive Income (Loss); (iii) Interim Consolidated Balance Sheets; (iv) Interim Consolidated Statements of Changes in Shareholders' Equity; (v) Interim Consolidated Statements of Cash Flows; and (vi) Notes to the Interim Consolidated Financial Statements.

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 has been formatted in iXBRL.

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

Date: May 1, 2025

FORM 10-Q

QUARTERLY REPORT - PAGE 38